Form 10-Q
period 2004-09-30
AMERICAN CAMPUS COMMUNITIES INC
filed 2004-11-15
CIK 1283630

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period From _____________________ to __________________.

                         Commission file number 1-31717


                        AMERICAN CAMPUS COMMUNITIES, INC.
             (Exact name of registrant as specified in its charter)


--------------------------------------------------------------------------------

Maryland                                    76-0753089
(State or other jurisdiction of             (IRS employer identification number)
Incorporation or organization)

805 Las Cimas Parkway, Suite 400
Austin, TX                                  78746
(Address of principal executive offices)    Zip Code


Registrant's telephone number, including area code    (512) 732-1000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

--------------------------------------------------------------------------------
Class                                       Outstanding at November 15, 2004
Common Stock, $.01 par value per share      12,615,000
--------------------------------------------------------------------------------


                                AMERICAN CAMPUS COMMUNITIES, INC.
                                            FORM 10-Q
                            FOR THE QUARTER ENDED SEPTEMBER 30, 2004

                                        TABLE OF CONTENTS

                                                                                           PAGE NO.
                                                                                        -------------
PART I.   FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

          Consolidated and Combined Balance Sheets as of September 30, 2004
          (unaudited) and December 31, 2003                                                   1

          Consolidated and Combined Statements of Operations for the Company for
          the period from August 17, 2004 through September 30, 2004 and for the
          American Campus Predecessor for the period from July 1, 2004 through
          August 16, 2004, and for the American Campus Predecessor for the three
          months ended September 30, 2003 (all unaudited)                                     2

          Consolidated and Combined Statements of Operations for the Company for
          the period from August 17, 2004 to September 30, 2004 and for the
          American Campus Predecessor for the period from January 1, 2004 through August 16, 2004, and for the American Campus Predecessor for
          the nine months ended September 30, 2003 (all unaudited)                            3

          Consolidated and Combined Statements of Comprehensive Loss for the
          Company for the period from August 17, 2004 through September 30, 2004 and for the American Campus Predecessor for the period from January 1,
          2004 through August 16, 2004, and for the American Campus Predecessor
          nine months ended September 30, 2003 (all unaudited).                               4

          Consolidated and Combined Statements of Cash Flows for the Company and
          the American Campus Predecessor for the nine months ended September
          30, 2004 and September 30, 2003 (all unaudited)                                     5

          Notes to Consolidated and Combined Financial Statements                             6

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS                                                              17

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK                          37

ITEM 4.   CONTROLS AND PROCEDURES                                                            37

PART II.  OTHER INFORMATION                                                                  38

ITEM 1.   LEGAL PROCEEDINGS                                                                  38

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS                                          38

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES                                                    38

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                38

ITEM 5.   OTHER INFORMATION                                                                  38

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                                   38

SIGNATURES                                                                                   39


                                       AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES AND
                                                 AMERICAN CAMPUS PREDECESSOR


                                              CONSOLIDATED AND COMBINED BALANCE SHEETS
                                           (In thousands, except share and per share data)

                                                                                       COMPANY                    PREDECESSOR
                                                                               ------------------------    ------------------------
                                                                                  SEPTEMBER 30, 2004           DECEMBER 31, 2003
                                                                               ------------------------    ------------------------
                                                                                     (Unaudited)
ASSETS

Investments in real estate:
  Student housing facilities subject to leases, net                             $            68,168         $            69,713
  Student housing facility subject to lease-held for sale                                         -                       7,976
  Student housing properties, net                                                           268,137                     222,907
                                                                               ------------------------    ------------------------
Investments in real estate, net                                                             336,305                     300,596

Cash and cash equivalents                                                                     5,491                       5,227
Restricted cash and short-term investments                                                    7,385                       9,503
Student contracts receivable, net                                                             2,000                       2,355
Other assets                                                                                 10,969                      12,885
                                                                               ------------------------    ------------------------

TOTAL ASSETS                                                                    $           362,150         $           330,566
                                                                               ========================    ========================

LIABILITIES AND STOCKHOLDERS' AND PREDECESSOR OWNERS' EQUITY

Liabilities:
  Mortgage loans, bonds payable, and lines of credit                            $           193,028         $           267,518
  Note payable secured by leasehold held for sale                                                 -                       8,080
  Accounts payable and accrued expenses                                                       6,856                       3,847
  Other liabilities                                                                          21,636                      23,211
                                                                               ------------------------    ------------------------

Total liabilities                                                                           221,520                     302,656

Minority interests                                                                            2,545                         252

Commitments and contingencies (Note 9)


Stockholders' and Predecessor owners' equity:
  Common stock, $.01 par value, 800,000,000 shares authorized, 12,615,000
       shares issued and outstanding                                                            126                           -
Additional paid in capital                                                                  139,606                           -
Accumulated deficit                                                                          (1,538)                          -
Accumulated other comprehensive loss                                                           (109)                       (197)
Predecessor owners' equity                                                                        -                      27,855
                                                                               ------------------------    ------------------------
   Total stockholders' and Predecessor owners' equity                                       138,085                      27,658
                                                                               ------------------------    ------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' AND PREDECESSOR OWNERS' EQUITY              $           362,150         $           330,566
                                                                               ========================    ========================


                            See accompanying notes to the consolidated and combined financial statements.


                                       AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES AND
                                                     AMERICAN CAMPUS PREDECESSOR

                                         CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
                                           (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                                             (UNAUDITED)


                                                               COMPANY                               PREDECESSOR
                                                         ---------------------    --------------------------------------------------
                                                             PERIOD FROM               PERIOD FROM                THREE MONTHS
                                                          AUGUST 17, 2004 TO         JULY 1, 2004 TO                  ENDED
                                                          SEPTEMBER 30, 2004         AUGUST 16, 2004           SEPTEMBER 30, 2003
                                                         ---------------------    -----------------------     ----------------------
REVENUES:
  Student housing rental revenue                          $          5,045         $            4,146          $           7,500
  Student housing facilities subject to leases revenue               2,483                        845                      2,893
  Third party development services                                     332                        178                      2,679
  Third party development services - student housing
     facilities subject to leases                                       13                         14                         30
  Third party facility management services - affiliates                  -                         19                         58
  Third party management services                                      340                        176                        178
  Resident services                                                    114                          -                          -
                                                         ---------------------    -----------------------     ----------------------
TOTAL REVENUES                                                       8,327                      5,378                     13,338

OPERATING EXPENSES:
  Student housing                                                    2,391                      2,942                      4,265
  Student housing facilities subject to leases                         431                      1,601                      2,170
  Third party development and management services                      718                        612                      1,401
  General and administrative                                         2,888                         24                        345
  Depreciation and amortization                                      1,401                      1,284                      2,209
  Ground lease                                                         100                        202                         43
                                                         ---------------------    -----------------------     ----------------------
TOTAL OPERATING EXPENSES                                             7,929                      6,665                     10,433
                                                         ---------------------    -----------------------     ----------------------

OPERATING INCOME (LOSS)                                                398                     (1,287)                      2,905

NONOPERATING INCOME AND (EXPENSES):
  Interest income                                                       14                         18                         20
  Interest expense                                                  (2,006)                    (2,575)                    (4,235)
  Amortization of deferred financing costs                            (702)                       (81)                      (140)
  Other nonoperating income                                              -                        274                          -
                                                         ---------------------    -----------------------     ----------------------
TOTAL NONOPERATING EXPENSES                                         (2,694)                    (2,364)                    (4,355)
                                                         ---------------------    -----------------------     ----------------------

Loss before income tax benefit, minority interests,
     and discontinued operations                                    (2,296)                    (3,651)                    (1,450)

Income tax benefit                                                     757                          -                          -

Minority interests                                                       1                         85                         (4)
                                                         ---------------------    -----------------------     ----------------------

LOSS FROM CONTINUING OPERATIONS                                     (1,538)                    (3,566)                    (1,454)

  Loss attributable to discontinued operations                           -                       (104)                       (90)
                                                         ---------------------    -----------------------     ----------------------

NET LOSS                                                  $         (1,538)        $           (3,670)         $          (1,544)
                                                         =====================    =======================     ======================

Loss per share - basic:
  Loss from continuing operations per share               $         (0.13)
                                                         =====================
  Net loss per share                                      $         (0.13)
                                                         =====================

Loss per share - diluted:
  Loss from continuing operations per share               $         (0.13)
                                                         =====================
  Net loss per share                                      $         (0.13)
                                                         =====================

Weighted-average common shares outstanding:
  Basic                                                         12,290,256
                                                         =====================
  Diluted                                                       12,290,256
                                                         =====================


                              See accompanying notes to consolidated and combined financial statements.


                                       AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES AND
                                                 AMERICAN CAMPUS PREDECESSOR

                                         CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
                                           (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                                             (UNAUDITED)


                                                                 COMPANY                             PREDECESSOR
                                                           ---------------------    ----------------------------------------------
                                                               PERIOD FROM              PERIOD FROM              NINE MONTHS
                                                            AUGUST 17, 2004 TO       JANUARY 1, 2004 TO             ENDED
                                                            SEPTEMBER 30, 2004        AUGUST 16, 2004         SEPTEMBER 30, 2003
                                                           ---------------------    ---------------------    ---------------------
REVENUES:
  Student housing rental revenue                            $          5,045         $         19,861         $         23,815
  Student housing facilities subject to leases revenue                 2,483                    9,340                   10,904
  Third party development services                                       332                    3,896                    6,253
  Third party development services - student housing
     facilities subject to leases                                         13                      497                       86
  Third party facility management services - affiliates                    -                      178                      246
  Third party management services                                        340                      789                      572
  Resident services                                                      114                        -                        -
  Other income                                                             -                        -                       12
                                                           ---------------------    ---------------------    ---------------------
TOTAL REVENUES                                                         8,327                   34,561                   41,888

OPERATING EXPENSES:
  Student housing                                                      2,391                   10,120                   11,544
  Student housing facilities subject to leases                           431                    5,354                    5,719
  Third party development and management services                        718                    3,403                    3,941
  General and administrative                                           2,888                    1,032                    1,188
  Depreciation and amortization                                        1,401                    5,815                    6,631
  Ground lease                                                           100                      598                      302
                                                           ---------------------    ---------------------    ---------------------
TOTAL OPERATING EXPENSES                                               7,929                   26,322                   29,325
                                                           ---------------------    ---------------------    ---------------------

OPERATING INCOME                                                         398                    8,239                   12,563

NONOPERATING INCOME AND (EXPENSES):
  Interest income                                                         14                       43                       56
  Interest expense                                                    (2,006)                 (11,142)                 (12,641)
  Amortization of deferred financing costs                              (702)                    (369)                    (418)
  Other nonoperating income                                                -                      274                        -
                                                           ---------------------    ---------------------    ---------------------
TOTAL NONOPERATING EXPENSES                                           (2,694)                 (11,194)                 (13,003)
                                                           ---------------------    ---------------------    ---------------------

Loss before income tax benefit, minority interests,
     and discontinued operations                                      (2,296)                  (2,955)                    (440)

Income tax benefit                                                       757                        -                        -

Minority interests                                                         1                      129                      (25)
                                                           ---------------------    ---------------------    ---------------------

LOSS FROM CONTINUING OPERATIONS                                       (1,538)                  (2,826)                    (465)

Discontinued operations:
  Loss attributable to discontinued operations                             -                     (373)                    (102)
  Gain from disposition of real estate                                     -                       58                        -
                                                           ---------------------    ---------------------    ---------------------
    Total discontinued operations                                          -                     (315)                    (102)
                                                           ---------------------    ---------------------    ---------------------
NET LOSS                                                    $         (1,538)        $         (3,141)        $           (567)
                                                           =====================    =====================    =====================

Loss per share - basic:
  Loss from continuing operations per share                 $         (0.13)
                                                           =====================
  Net loss per share                                        $         (0.13)
                                                           =====================

Loss per share - diluted:
  Loss from continuing operations per share                 $         (0.13)
                                                           =====================
  Net loss per share                                        $         (0.13)
                                                           =====================

Weighted-average common shares outstanding:
  Basic                                                           12,290,256
                                                           =====================
  Diluted                                                         12,290,256
                                                           =====================


                              See accompanying notes to consolidated and combined financial statements.


                                       AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES AND
                                                 AMERICAN CAMPUS PREDECESSOR

                                     CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE LOSS
                                                           (IN THOUSANDS)
                                                             (UNAUDITED)


                                                                  COMPANY                               PREDECESSOR
                                                          -----------------------   ------------------------------------------------
                                                                                          PERIOD FROM
                                                               PERIOD FROM              JANUARY 1, 2004
                                                            AUGUST 17, 2004 TO              THROUGH             NINE MONTHS ENDED
                                                           SEPTEMBER 30, 2004           AUGUST 16, 2004        SEPTEMBER 30, 2003
                                                          -----------------------   ------------------------ ----------------------
Net loss                                                   $            (1,538)      $             (3,141)    $             (567)

Other comprehensive income (loss):
    Change in fair value of interest rate swap                              40                          3                      -
    Change in fair value of interest rate cap                               45                          -                     (5)
                                                          -----------------------   ------------------------ ----------------------
Net comprehensive loss                                     $            (1,453)      $             (3,138)    $             (572)
                                                          =======================   ======================== ======================


                              See accompanying notes to consolidated and combined financial statements.


                                       AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES AND
                                                 AMERICAN CAMPUS PREDECESSOR

                                         CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
                                                           (IN THOUSANDS)
                                                             (UNAUDITED)


                                                                                                NINE MONTHS ENDED SEPTEMBER 30,
                                                                                           -----------------------------------------
                                                                                                  2004                   2003
                                                                                           ------------------    -------------------
OPERATING ACTIVITIES
Net loss                                                                                    $      (4,679)        $         (567)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
     Depreciation and amortization                                                                  7,436                  6,890
     Amortization of deferred financing costs                                                       1,123                    420
     Compensation expense recognized for award of profits interest units and restricted
       stock units                                                                                  2,236                      -
     Income tax benefit                                                                              (757)                     -
     Changes in operating assets and liabilities:
              Restricted cash and short-term investments                                            1,800                 (3,555)
              Student contracts receivable, net                                                       297                   (395)
              Other assets                                                                          2,918                 (7,218)
              Accounts payable and accrued expenses                                                (3,906)                   936
                                                                                                    3,946                 (1,098)
                                                                                           ------------------    -------------------
Net cash provided by (used in) operating activities                                                10,414                 (4,587)
                                                                                           ------------------    -------------------

INVESTING ACTIVITIES
     Investments in student housing facilities subject to leases                                   (1,115)               (11,902)
     Investments in student housing properties                                                    (50,932)                (2,809)
     Purchase of furniture, fixtures and equipment                                                   (304)                  (168)
                                                                                           ------------------    -------------------
     Net cash used in investing activities                                                        (52,351)               (14,879)
                                                                                           ------------------    -------------------

FINANCING ACTIVITIES
     Proceeds from short-term loans, net of paydowns                                                  101                   (487)
     Proceeds from revolving credit facility, net of paydowns                                       4,000                      -
     Repayment of long-term debt                                                                 (108,373)                (2,296)
     Repayment of notes payable - related parties                                                       -                 (1,000)
     Proceeds from long-term debt                                                                  41,170                 20,544
     Proceeds from notes payable - related parties                                                      -                  1,020
     Change in construction accounts payable                                                       (5,278)                   807
     Issuance of common stock                                                                     220,763                      -
     Debt issuance and offering costs                                                             (22,381)                  (212)
     Contributions from Predecessor owners                                                            860                    870
     Distributions to Predecessor owners                                                           (2,662)                (5,892)
     Redemption of ownership interests of Predecessor owners                                      (85,853)                     -
     Minority interests                                                                              (146)                     8
                                                                                           ------------------    -------------------
     Net cash provided by financing activities                                                     42,201                 13,362
                                                                                           ------------------    -------------------

Net change in cash and cash equivalents                                                               264                 (6,104)
Cash and cash equivalents at beginning of period                                                    5,227                 10,566
                                                                                           ------------------    -------------------
Cash and cash equivalents at end of period                                                  $       5,491         $        4,462
                                                                                           ==================    ===================

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
     Reduction of investment in student housing due to fire                                 $           -         $       (3,750)
                                                                                           ==================    ===================
     Change in fair value of derivative instruments, net                                    $          88         $           (5)
                                                                                           ==================    ===================
     Transfer of leasehold asset                                                            $       7,976         $            -
                                                                                           ==================    ===================
     Repayment by transferee of note payable on leasehold asset held for sale               $      (8,080)        $            -
                                                                                           ==================    ===================
     Write off of miscellaneous assets & liabilities in connection with sale of
       leasehold asset                                                                      $          46         $            -
                                                                                           ==================    ===================
     Contribution of land from minority partner in development joint venture                $       1,220         $            -
                                                                                           ==================    ===================
     Distribution of assets of The Village at Riverside and other non-core
       assets to Predecessor owners, net of liabilities                                     $     (13,968)        $            -
                                                                                           ==================    ===================
     Distribution of liabilities of The Village at Riverside and other non-core
       assets to Predecessor owners, net of liabilities                                     $      11,842         $            -
                                                                                           ==================    ===================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Interest paid                                                                          $      15,250         $       14,327
                                                                                           ==================    ===================


                              See accompanying notes to consolidated and combined financial statements.

             AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES AND
                           AMERICAN CAMPUS PREDECESSOR

             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS


1.   ORGANIZATION AND DESCRIPTION OF BUSINESS

American Campus Communities, Inc. (the "Company") commenced operations as a fully integrated real estate investment trust ("REIT") effective with the completion of its initial public offering (the "IPO") on August 17, 2004. Through the Company's controlling interest in American Campus Communities Operating Partnership, L.P. (the "Operating Partnership"), of which the Company is the sole general partner, and the subsidiaries of the Operating Partnership, including American Campus Communities Services, Inc. (the "Services Company"), the Company is one of the largest private owners, managers and developers of high quality student housing properties in the United States in terms of beds owned and under management. The Company is a fully integrated, self-managed and self-administered equity REIT with expertise in the acquisition, design, finance, development, construction management, leasing and management of student housing properties.

The Company was formed to succeed certain businesses of the American Campus Communities Predecessor (the "Predecessor"), which was not a legal entity but rather a combination of real estate entities under common ownership and voting control collectively doing business as American Campus Communities, L.L.C. and Affiliated Student Housing Properties, entities engaged in the student housing business since 1993. The Company was incorporated in Maryland on March 9, 2004. Additionally, the Operating Partnership was formed and the Services Company was incorporated in Maryland on July 14, 2004 and August 17, 2004, respectively, each in anticipation of the IPO. The IPO was consummated on August 17, 2004, concurrent with the consummation of various formation transactions, and consisted of the sale of 12,100,000 shares of the Company's common stock at a price per share of $17.50, generating gross proceeds of approximately $211.8 million. The aggregate proceeds to the Company, net of the underwriters' discount and offering costs, were approximately $189.8 million. In connection with the exercise of the underwriters' over-allotment option on September 15, 2004, the Company issued an additional 515,000 shares of common stock at the IPO price per share, generating an additional $9.0 million of gross proceeds and $8.4 million in net proceeds after the underwriters' discount and offering costs. Also in connection with the IPO formation transactions, the Company used approximately $85.9 million of IPO proceeds to redeem the ownership interests of the Predecessor owners. The Company's operations commenced on August 17, 2004 after completion of the IPO and the formation transactions, and are carried on primarily through the Operating Partnership and its wholly owned subsidiaries, including the Services Company.

As of September 30, 2004, the Company owns, through its Operating Partnership, 17 student housing properties containing approximately 4,139 apartment units and 12,601 beds. The Company's owned portfolio includes 13 owned off-campus properties that are in close proximities to public colleges and universities and four on-campus properties operated under participating ground leases with the related university systems. These communities contain modern housing units, offer resort-style amenities and are supported by a classic resident assistant's system and other student-oriented programming.

Through the Services Company, the Company provides development and construction management services for student housing properties owned by colleges and universities, charitable foundations, and others. The Company also provides third party property management and leasing services for 18 student housing properties (13 of which the Company served as the third party developer and construction manager) that represent approximately 11,643 beds in approximately 4,615 units. Third party management and leasing services are typically provided pursuant to multi-year management contracts that have an initial term that ranges from two to five years. As of September 30, 2004, the Company's total owned and managed portfolio includes 35 properties that represent more than 24,000 beds in more than 8,700 units.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION AND COMBINATION

The accompanying consolidated financial statements include all of the accounts of the Company, the Operating Partnership and the subsidiaries of the Operating Partnership. Ownership interests contributed to the Operating Partnership by the Predecessor entities have been accounted for as a reorganization of entities under common control in a manner similar to a pooling-of-interests. Accordingly, the contributed assets and assumed liabilities were recorded at the Predecessor's historical cost basis. This method of accounting also requires the reporting of results of operations for the period in which the reorganization occurred as though the entities had been combined at either the beginning of the period or inception. The reorganization did not require any material adjustments to conform the accounting policies of the separate entities. The historic financial data prior to August 17, 2004 presented in this report is the historical data for the Predecessor and reflects

             AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES AND
                           AMERICAN CAMPUS PREDECESSOR

             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS


the combined historical results of operations and financial position of the Predecessor including the operations of The Village at Riverside and certain other non-core assets which were distributed to the Predecessor owners as a part of the formation transactions.

As a result, the historic results of operations and financial position prior to the IPO are not indicative or in some instances directly comparable to our results of operations and financial position after the IPO.

The Company consolidates entities over which it exercises significant control over major operating decisions, such as approval of budgets, development management, and changes in financing. The real estate entities included in the consolidated and combined financial statements have been consolidated or combined only for the periods that such entities were under control by the Company or the Predecessor. All significant intercompany balances and transactions have been eliminated in consolidation or combination.

The accompanying interim financial statements are unaudited, but have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. Because of the seasonal nature of the Company's operations, the results of operations and cash flows for any interim period are not necessarily indicative of results for other interim periods or for the full year. These financial statements should be read in conjunction with the Company's consolidated financial statements and related notes, together with management's discussion and analysis of financial position and results of operations, contained in the Company's Registration Statement on Form S-11 filed with the Securities and Exchange Commission dated as of August 11, 2004.

All dollar amounts in the tables herein, except share and per share amounts, are stated in thousands unless otherwise indicated.

LONG-LIVED ASSETS-HELD FOR SALE

Long-lived assets to be disposed of are classified as held for sale in the period in which all of the following criteria are met:

     a. Management, having the authority to approve the action, commits to a plan to sell the asset.

     b. The asset is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets.

     c. An active program to locate a buyer and other actions required to complete the plan to sell the asset have been initiated.

     d. The sale of the asset is probable, and transfer of the asset is expected to qualify for recognition as a completed sale, within one year.

     e. The asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value.

     f. Actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.

Concurrent with this classification, the asset is recorded at the lower of cost or fair value, and depreciation ceases.

COMMON STOCK ISSUANCE COSTS

In accordance with the Securities and Exchange Commission's Staff Accounting Bulleting No. 5, specific incremental costs directly attributable to the IPO were deferred and charged against the gross proceeds of the offering. As such, underwriting commissions and other common stock issuance costs are reflected as a reduction of additional paid in capital.

INCOME TAXES

The Company intends to elect to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"), commencing with the taxable year ended December 31, 2004. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its adjusted taxable income to its stockholders.

             AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES AND
                           AMERICAN CAMPUS PREDECESSOR

             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS


The Company believes that it has been organized and has operated in a manner that will allow it to qualify for taxation as a REIT under the Code commencing with the taxable year ended December 31, 2004, and it is management's intention to adhere to these requirements and maintain the Company's REIT status.

As a REIT, the Company will generally not be subject to corporate level federal income tax on taxable income it currently distributes to its stockholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for the subsequent four taxable years. Even if the Company qualifies for taxation as a REIT, the company may be subject to certain state and local income and excise taxes on its income and property, and to federal income and excise taxes on its undistributed income.

The Company has elected to treat the Services Company as a taxable REIT subsidiary ("TRS"), which manages the Company's non-REIT activities. The Service Company, as a TRS, is subject to federal, state and local income taxes.

LOSS PER SHARE

Loss per share is calculated based on the weighted average number of shares of the Company's common stock outstanding during the period. Restricted stock units ("RSUs") are included in both basic and diluted weighted average common shares outstanding because they were fully vested on the date of grant and all conditions required in order for the recipients to earn the RSUs have been satisfied. Profits interest units ("PIUs") in the Operating Partnership are excluded from basic weighted average common shares outstanding because the conditions required in order for those units to be converted into common shares have not yet been satisfied. PIUs have been excluded from diluted weighted average common shares outstanding because they would be anti-dilutive for the period presented. See Note 7 for a discussion of PIUs and RSUs.

The following is a summary of the elements used in calculating basic and diluted loss per share for the period subsequent to the IPO (August 17, 2004 through September 30, 2004):


                                                                       PERIOD FROM
                                                                 AUGUST 17, 2004 THROUGH
                                                                    SEPTEMBER 30, 2004
                                                                --------------------------
Basic loss per share calculation
  Loss from continuing operations and net loss                   $                (1,538)
                                                                ==========================
  Loss from continuing operations and net loss - per share       $                 (0.13)
                                                                ==========================
  Weighted average number of common shares outstanding                        12,290,256
                                                                ==========================
Diluted loss per share calculation
  Loss from continuing operations and net loss                   $                (1,538)
                                                                ==========================
  Loss from continuing operations and net loss - per share       $                 (0.13)
                                                                ==========================
  Weighted average number of common shares outstanding                        12,290,256
                                                                ==========================

RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform to the current period presentation, which includes balance sheets presented in an unclassified format.

             AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES AND
                           AMERICAN CAMPUS PREDECESSOR

             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS


3.   INVESTMENTS IN STUDENT HOUSING PROPERTIES

Student housing properties consist of the following:


                                                  SEPTEMBER 30, 2004         DECEMBER 31, 2003
                                                ----------------------    ----------------------
Student housing properties:
   Land                                          $           35,671        $          35,434
   Buildings and improvements                               240,210                  175,436
   Furniture, fixtures and equipment                         11,110                    6,673
   Construction in progress                                   2,075                   22,961
                                                -----------------------   ----------------------
                                                            289,066                  240,504
   Less accumulated depreciation                            (20,929)                 (17,597)
                                                -----------------------   ----------------------
Student housing properties, net                  $          268,137        $         222,907
                                                =======================   ======================

4.   STUDENT HOUSING FACILITIES SUBJECT TO LEASES

The Predecessor has entered into participating facility and ground lease agreements ("Leases") with certain state university systems and colleges (the "Lessor") for the purpose of developing, constructing, and operating student housing facilities on university campuses. Under the terms of the leases, title to the constructed facilities is held by the Lessor and the Lessor receives a de minimus base rent paid at inception and 50% of defined net cash flows on an annual basis through the term of the lease. The leases terminate upon final repayment of the related debt, the amortization period of which is contractually stipulated.

Pursuant to the Leases, in the event the leasehold estates do not achieve Financial Break Even, (defined as revenues less operating expenses, excluding management fees, less debt service) the Lessor would be required to make a rental payment, also known as the Contingent Payment, sufficient to achieve Financial Break Even until the facilities received investment grade ratings. Future net cash flow distributions would be first applied to repay such Contingent Payments. As a result of obtaining permanent financing (non recourse to the Company), beginning November 1999 and December 2002, the Texas A&M University System is no longer required to make Contingent Payments under the Prairie View A&M University Phase I, II, III (University Village) and Phase IV (University College) leases, respectively, as the facilities received investment grade ratings.

In the event the Company seeks to sell its leasehold interest, the Leases provide the Lessors the right of first refusal of a bona fide purchase offer and an option to purchase the lessee's rights under the lease.

In conjunction with the execution of each ground lease, the Company has entered into a separate five-year agreement to manage the facilities for 5% of defined gross receipts. The five-year term of the management agreement is not contingent upon the continuation of the facility lease. Upon expiration of the respective five year management agreements, the agreements continue on a month-to-month basis.

Student housing facilities subject to participating facility leases are as follows:


               LESSOR/UNIVERSITY                LEASE COMMENCEMENT/      REQUIRED DEBT     SEPTEMBER 30, 2004    DECEMBER 31, 2003
                                                    EXPIRATION             REPAYMENT
--------------------------------------------- ------------------------  ---------------   ------------------------------------------
  Texas A&M University System/Prairie View
     A&M University                              10/6/99 / 8/31/38           9/1/23        $          37,817     $          37,368
  Texas A&M University System/Texas A&M
     International                               10/6/99 / 8/31/38           9/1/23                    5,905                 5,889
  Texas A&M University System/Prairie View
     A&M University                              10/1/99 / 8/31/39          8/31/25                   23,617                23,366
  University of Houston System/University
     of Houston                                  9/27/00 / 8/31/41         11/17/08                   18,263                17,864
                                                                                          ------------------------------------------
                                                                                                      85,602                84,487
  Less accumulated amortization                                                                      (17,434)              (14,774)
                                                                                          ------------------------------------------
  Student housing facilities subject to
     leases, net                                                                           $          68,168     $          69,713
                                                                                          ==========================================

             AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES AND
                           AMERICAN CAMPUS PREDECESSOR

             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS


STUDENT HOUSING FACILITY SUBJECT TO LEASE - HELD FOR SALE

During 2003, the Predecessor entered into a ground lease with Weatherford College, obtained construction financing and constructed a student housing facility which opened in the Fall of 2003. This property's ground lease was transferred to Weatherford College and the related debt was repaid in April 2004. The leasehold is reflected as Student Housing Facility Subject to Lease - Held for Sale and the related construction loan is reflected as Note Payable Secured by Leasehold Held for Sale as of December 31, 2003 in the accompanying combined balance sheet.

5.   JOINT VENTURE AND MINORITY INTERESTS

In August 2004, the Operating Partnership formed a limited liability company, 1772 Sweet Home Road, L.L.C. ("Sweet Home"), with a local landowner to develop and own an off-campus student housing property located in Buffalo, New York. The community will consist of nine residential buildings containing 271 units and 828 beds and is scheduled to be completed in the Fall of 2005. Upon the formation of Sweet Home, an affiliate of the Operating Partnership (the "Managing Member") caused Sweet Home to admit the local landowner (which was a partner in the selling partnership) as a non-managing member of Sweet Home as partial consideration for the land. In addition, the Managing Member will fund all remaining development and construction costs of the project. A subsidiary of the Services Company will serve as developer and construction manager of the project. Each member receives a return on its investment and participates in additional returns, as defined in the Operating Agreement. The non-managing member's interest in Sweet Home is reflected as a minority interest in the accompanying financial statements.

Minority interests also include PIUs received by certain executive and senior officers equal to 1.0% of the shares issued in conjunction with the IPO (see
Note 7).

In connection with the IPO on August 17, 2004, a wholly-owned affiliate of the Company acquired Titan Investments II ("Titan"), which held a minority ownership in three development properties and one operating property in exchange for approximately $5.7 million in cash. Subsequent to this transaction, the four properties are now wholly owned by the Operating Partnership. This transaction was accounted for using the purchase method and the purchase price was allocated to the assets and liabilities acquired based on their respective fair values.

6.   DEBT

A summary of the Company's outstanding consolidated and combined indebtedness is as follows:


                                                                 SEPTEMBER 30, 2004        DECEMBER 31, 2003
                                                               ----------------------    ---------------------
  Debt secured by student housing properties:
    Revolving credit facility and short-term notes payable      $           4,000         $            74
    Mortgage loans payable                                                112,265                 170,780
    Construction loans payable                                                  -                  26,447
  Debt secured by student housing facilities subject to leases:
    Construction loan payable                                              17,108                  17,287
    Bonds payable                                                          59,655                  61,010
                                                               ----------------------    ---------------------
Total debt                                                      $         193,028         $       275,598
                                                               ======================    =====================

             AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES AND
                           AMERICAN CAMPUS PREDECESSOR

             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS


During the nine months ended September 30, 2004, the following transactions occurred:

                                                                                  NINE MONTHS ENDED
                                                                                  SEPTEMBER 30, 2004
                                                                               -------------------------
        Balance, beginning of period                                            $            275,598
        Additions
           Draws on lines of credit, net of payoffs                                            4,101
           Draws under advancing construction loans                                           41,170
        Deductions:
           Scheduled repayments of principal                                                  (2,874)
           Repayment of note payable secured by leasehold held for sale                       (8,080)
           Reduction in debt due to distribution of assets in connection with
           IPO                                                                               (11,388)
           Repayment of construction loans in connection with IPO                            (59,537)
           Repayment of mortgage loans in connection with IPO                                (45,962)
                                                                               -------------------------
        Balance, end of period                                                  $            193,028
                                                                               =========================

In connection with the IPO on August 17, 2004, the Company paid off the Predecessor's line of credit facility as well as three construction loans and three mortgage loans. In addition, the Operating Partnership obtained a senior secured revolving credit facility. The credit facility has a term of 36 months and provides a maximum capacity of $75.0 million, subject to certain conditions as contained in the Credit Agreement (the "Agreement"). The maximum capacity may be increased by up to an additional $25 million, subject to certain borrowing base requirements, as outlined in the Agreement. The facility bears interest at a variable rate, at the Company's option, based upon a base rate or one-, two-, three-, or six-month LIBOR plus, in each case, a spread based upon the Company's total leverage. The credit facility is secured by the Company's ownership interests in a minimum of four unlevered owned off-campus student housing facilities. The Company guarantees the Operating Partnership's obligations under the credit facility. As of September 30, 2004, the balance outstanding on our revolving credit facility totaled $4.0 million bearing interest at 3.8%, with remaining availability (subject to certain financial covenants) totaling $61.1 million.

The terms of the credit facility include certain restrictions and covenants, which limit, among other things, the payment of dividends (as discussed below), the incurrence of additional indebtedness, liens, and the disposition of assets. The terms also require compliance with financial ratios relating to consolidated net worth and leverage requirements. Commencing with the earlier of the day the outstanding balance exceeds $25.0 million or December 31, 2005, the Company will also be subject to compliance with additional fixed charge and debt coverage ratios. The dividend restriction previously mentioned provides that, except to enable the Company to continue to qualify as a REIT for federal income tax purposes, before December 31, 2005, the Company may not pay dividends greater than $5.0 million in any given quarter. Subsequent to December 31, 2005, the Company will be prohibited from making distributions which exceed 95% of the Company's funds from operations, as defined, over any four consecutive fiscal quarters. As of September 30, 2004, the Company was in compliance with all such covenants.

7.   INCENTIVE AWARD PLAN

The Company has adopted the 2004 Incentive Award Plan (the "Plan"). The Plan provides for the grant to selected employees and directors of the Company and the Company's affiliates of stock options, PIUs in the Operating Partnership, RSUs, restricted stock, and other stock-based incentive awards. The Company has reserved a total of 1,210,000 shares of the Company's common stock for issuance pursuant to the Plan, subject to certain adjustments for changes in the Company's capital structure, as defined in the Plan.

             AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES AND
                           AMERICAN CAMPUS PREDECESSOR

             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS


Of the total shares reserved for issuance under the Plan, 367,682 shares have been reserved for issuance to the Company's executive officers, certain senior officers and key employees related to an outperformance award plan. These awards consist of a bonus pool equal to the value on the date of vesting of a certain number of shares of common stock, as outlined in the Plan. No dividends or dividend equivalent payments will accrue with respect to the shares of common stock underlying this bonus pool. Vesting of the awards will occur on the third anniversary of the IPO, provided that the employees have maintained continued service and that certain performance measures have been achieved, as outlined in the Plan. Payments of vested awards will be made within 120 days of vesting. Such payments will be paid in cash; however, the Compensation Committee of the Board of Directors may, in its sole discretion, elect to pay such an award through the issuance of shares of common stock, PIUs or similar securities, valued at the date of issuance.

Upon consummation of the IPO, 121,000 PIUs were issued to certain executive and senior officers. PIUs are a special class of interests in the Operating Partnership, and each PIU awarded is deemed equivalent to one share of the Company's common stock. PIUs will receive the same quarterly per unit distribution as the per share distributions on the Company's common stock. Under the terms of the PIU agreements, the Operating Partnership will revalue its assets upon the occurrence of certain "book-up events", at which time the PIUs will achieve full parity with common units of the Operating Partnership. PIUs will thereafter be automatically converted into an equal number of common units of the Operating Partnership. The Operating Partnership recognized approximately $2.1 million of compensation expense on the IPO date, reflecting the fair value of the PIUs issued.

Additionally, in conjunction with the IPO, 7,145 RSUs were issued to certain independent directors. No shares of stock were issued at the time of the RSU awards, and the Company is not required to set aside a fund for the payment of any such award; however, the stock is deemed to be awarded on the date of grant. Upon the Settlement Date, which is three years from the date of grant, the Company will deliver to the recipients a number of shares of common stock equal to the number of RSUs held by the recipients. In addition, recipients of RSUs are entitled to dividend equivalents equal to the cash dividends paid by the Company on one share of common stock for each RSU issued, payable currently or on the Settlement Date, as determined by the Compensation Committee of the Board of Directors. The Company recognized approximately $0.1 million of compensation expense on the IPO date, reflecting the fair value of the RSUs issued.

8.   INTEREST RATE HEDGES

In connection with the 2001 acquisition of a student housing facility, the Predecessor purchased an interest rate cap effective November 16, 2001 through December 10, 2004, for approximately $0.1 million. The rate cap paid interest above LIBOR of 7.5% and was designated to hedge the Predecessor's exposure to increases in cash outflows for interest payments on a variable rate loan in the amount of $19.5 million. The debt underlying this hedge was repaid in connection with the IPO and consequently the hedge is no longer considered an effective cash flow hedge. This hedge has zero fair value at September 30, 2004 and December 31, 2003.

In connection with the December 2003 extension of a construction note payable, the Predecessor entered into an interest rate swap on November 19, 2003 (effective December 15, 2003 through November 15, 2008) that was designated to hedge its exposure to fluctuations on interest payments attributed to changes in interest rates associated with payments on its advancing construction note payable. Under the terms of the interest rate swap agreement, the Company pays a fixed rate of 5.5% and receives a floating rate of LIBOR plus 1.9%. The interest rate swap had a negative fair value of approximately $0.1 million and $0.2 million at September 30, 2004 and December 31, 2003, respectively, and is reflected in other liabilities in the accompanying consolidated and combined balance sheets.

The Company does not expect to reclassify a material amount of net gains on hedge instruments from accumulated other comprehensive income to earnings in 2004. Ineffectiveness resulting from the Company's hedges is not material.

9.   COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company is subject to claims, lawsuits, and legal proceedings. While it is not possible to ascertain the ultimate outcome of such matters, management believes that the aggregate amount of such liabilities, if any, in excess of amounts provided or covered by insurance, will not have a material adverse effect on the consolidated financial position or results of operations of the Company.

             AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES AND
                           AMERICAN CAMPUS PREDECESSOR

             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS


GUARANTEES

The Company provides project costs guarantees, subject to force majeure. These guarantees are typically limited to the amount of the projects' related development fees or a contractually agreed-upon maximum exposure amount. Our maximum exposure under such guarantees is approximately $4.0 million. The development budget consists primarily of costs included in the general contractors' guaranteed maximum price contract ("GMP"). The GMP obligates the general contractor, subject to force majeure and approved change orders, to cover cost overruns. In addition, the GMP is secured with payment and performance bonds.

In 2002, on a project not included above, the Company provided a guarantee of all performance obligations under the development agreement, limited to $4.0 million. This project was completed in 2003. On one completed project, in addition to the project cost guarantees discussed above, the Company has guaranteed losses up to $3.0 million in excess of the development fee if the loss is due to any failure of the Company to maintain, or cause its professionals to maintain, required insurance for a period of five years beyond completion of the project (August 2009).

Except for the $3.0 million guarantee related to maintaining required insurance, these guarantees expire upon completion of certain developer obligations of the related projects, which are normally satisfied within one year after completion of the project.

At September 30, 2004 all projects were on schedule and within budget. The Company has estimated the fair value of guarantees entered into or modified after December 31, 2002, the effective date of FASB Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," to be immaterial.

RAP Student Housing Properties, L.L.C.'s (an entity wholly owned by the Operating Partnership) limited guarantee of the mortgage loan for the Village at Riverside, which was distributed to the Predecessor owners in connection with the IPO, continues to be in effect. As part of the formation transactions, the Predecessor owners have indemnified the Company and its affiliates from and against all claims, costs, expenses, losses and damages incurred by the Company under or in connection with this guarantee.

LEASE COMMITMENTS

The Company has a sublease for corporate office space beginning August 15, 2002, and expiring December 31, 2010. The terms of the sublease provide for a period of free rent and scheduled rental rate increases and common area maintenance charges upon expiration of the free rent period.

The Company also has a ground lease agreement dated October 2, 2003 for the purpose of constructing a student housing facility near the campus of Temple University in Philadelphia, Pennsylvania. The agreement terminates on June 30, 2079 and has four six year extensions available; however the university may unilaterally elect not to extend the term. Under the terms of the ground lease, the lessor receives annual minimum rents of $0.1 million and contingent rental payments based on a defined formula.

The Company also has various operating and capital leases for furniture, office and technology equipment, which expire through 2009.

10.  DISCONTINUED OPERATIONS

During 2003, the Predecessor entered into a ground lease with Weatherford College, obtained construction financing and constructed a student housing facility which opened in the Fall of 2003. This leasehold was transferred to Weatherford College and the related debt was repaid in April 2004. The related gain on transfer was approximately $0.1 million. In addition, in connection with the IPO, the Company distributed its interests in the entities owning the Village at Riverside to an affiliate of the Company's Predecessor owners along with certain other non-core assets, consisting of a single condominium unit and an undeveloped parcel of land.

             AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES AND
                           AMERICAN CAMPUS PREDECESSOR

             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS


The related net loss for the properties sold or distributed is reflected in the accompanying consolidated and combined statements of operations as discontinued operations for the periods presented in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-term Assets." Below is a summary of the results of operations for the properties sold or distributed through their respective sale or distribution dates:


                                                   THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                     SEPTEMBER 30,                       SEPTEMBER 30,
                                            --------------------------------    --------------------------------
                                                 2004             2003               2004              2003
                                            ---------------  ---------------    ---------------  ---------------
 Total revenues                              $       266      $       689        $     1,586      $     1,868
 Total operating expenses                            261              534              1,294            1,310
                                            ---------------  ---------------    ---------------  ---------------
    Operating income                                   5              155                292              558
 Total nonoperating expenses                        (109)            (245)              (665)            (660)
                                            ---------------  ---------------    ---------------  ---------------
    Net loss                                 $      (104)     $       (90)       $      (373)     $      (102)
                                            ===============  ===============    ===============  ===============

There were no assets and liabilities attributable to properties sold or distributed as of September 30, 2004. As of December 31, 2003, assets and liabilities attributable to the properties sold or distributed consisted of the following:

                                                             DECEMBER 31, 2003
                                                           ---------------------
        Cash and cash equivalents                          $                 404
        Other assets                                       $                 729
        Land, buildings and improvements, and furniture,
          fixtures, and equipment, net of accumulated
          depreciation                                     $              21,654
        Accounts payable and accrued expenses              $                 489
        Notes payable                                      $              19,548
        Other liabilities                                  $                 514

             AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES AND
                           AMERICAN CAMPUS PREDECESSOR

             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS


11.  SEGMENTS

The Company defines business segments by their distinct customer base and service provided. The Company has identified three reportable segments: Student Housing Rentals (rentals from student housing properties and student housing facilities subject to leases), Construction Management and Development Services, and Property Management Services. Management evaluates each segment's performance based on operating income before depreciation, amortization, minority interests and allocation of corporate overhead. Intercompany fees are reflected at the contractually stipulated amounts.


                                                                     THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                       SEPTEMBER 30,                        SEPTEMBER 30,
                                                              --------------------------------    --------------------------------
                                                                   2004              2003              2004               2003
                                                              --------------    --------------    --------------    --------------
STUDENT HOUSING RENTALS
Rental revenues                                                $    12,632       $    10,453      $     36,862       $    34,703
Interest and other income                                               35                18                40                84
                                                              --------------    --------------    --------------    --------------
Total revenues from external customers                              12,667            10,471            36,902            34,787
Operating expenses before depreciation, amortization,
  and ground lease                                                   6,590             5,921            16,886            15,756
Ground lease                                                           302                42               698               302
Interest expense
                                                                     4,487             4,219            13,035            12,591
                                                              --------------    --------------    --------------    --------------
Operating income before depreciation, amortization,
  minority interests and allocation of corporate overhead      $     1,288       $       289       $     6,283       $     6,138
                                                              ==============    ==============    ==============    ==============
Depreciation and amortization                                  $     3,947       $     2,369       $     8,867       $     7,081
                                                              ==============    ==============    ==============    ==============
Total segment assets at September 30,                          $   351,045       $   315,843       $   351,045       $   315,843
                                                              ==============    ==============    ==============    ==============
CONSTRUCTION MANAGEMENT AND DEVELOPMENT SERVICES
Development and construction management fees from external
  customers                                                    $       537       $     2,708       $     4,738       $     6,339
Intersegment revenues                                                  132               124               457               286
                                                              --------------    --------------    --------------    --------------
Total revenues                                                         669             2,832             5,195             6,625
Operating expenses                                                     861               915             2,735             2,483
                                                              --------------    --------------    --------------    --------------
Operating (loss) income before depreciation, amortization,
  minority interests and allocation of corporate overhead      $      (192)      $     1,917       $     2,460       $     4,142
                                                              ==============    ==============    ==============    ==============
Total segment assets at September 30,                          $     6,419       $     3,814       $     6,419       $     3,814
                                                              ==============    ==============    ==============    ==============
PROPERTY MANAGEMENT SERVICES
Property management fees from external customers               $       533       $       179       $     1,305       $       818
Intersegment revenues                                                  288               250               775               765
                                                              --------------    --------------    --------------    --------------
Total revenues                                                         821               429             2,080             1,583
Operating expenses                                                     358               337             1,088             1,175
                                                              --------------    --------------    --------------    --------------
Operating income before depreciation, amortization,
  minority interests and allocation of corporate overhead      $       463       $        92       $       992       $       408
                                                              ==============    ==============    ==============    ==============
Total segment assets at September 30,                          $     1,253       $       541       $     1,253       $       541
                                                              ==============    ==============    ==============    ==============
RECONCILIATIONS
Total segment revenues                                         $    14,157       $    13,732       $    44,177       $    42,995
Elimination of intersegment revenues                                  (420)             (374)           (1,232)           (1,051)
                                                              --------------    --------------    --------------    --------------
Total consolidated revenues                                    $    13,737       $    13,358       $    42,945       $    41,944
                                                              ==============    ==============    ==============    ==============
Segment operating income before depreciation, amortization,
  minority interests and allocation of corporate overhead      $     1,559       $     2,298       $      9,735      $    10,688
Depreciation and amortization                                        3,468             2,349              8,287            7,049
Net unallocated expenses relating to corporate overhead              4,038             1,399              6,699            4,079
Income tax benefit                                                     757                 -                757                -
Minority interests                                                      86                (4)               130              (25)
                                                              --------------    --------------    --------------    --------------
Loss from continuing operations                                $    (5,104)      $    (1,454)      $     (4,364)     $      (465)
                                                              ==============    ==============    ==============    ==============
Total segment assets                                           $   358,717       $   320,198       $    358,717      $   320,198
Unallocated corporate assets                                         3,433               301              3,433              301
                                                              --------------    --------------    --------------    --------------
Total assets                                                   $   362,150       $   320,499       $    362,150      $   320,499
                                                              ==============    ==============    ==============    ==============

             AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES AND
                           AMERICAN CAMPUS PREDECESSOR

             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS


12.  SUBSEQUENT EVENTS

In October 2004, the Company received a partial insurance settlement related to a fire that occurred in May 2003 at one of the Company's off-campus facilities under development at the time of the fire. The Company recognized a gain of approximately $0.6 million in October 2004 upon receipt of this payment.

On November 10 2004, the Company declared a distribution per share of $0.1651 which will be paid on November 29, 2004 to all common shareholders of record as of November 22, 2004. At the same time, the Company expects to pay or set aside an equivalent amount per unit to holders of PIUs in the Operating Partnership and holders of RSUs, respectively (see Note 7). This distribution to common shareholders was prorated to reflect third quarter operations subsequent to the IPO and therefore reflects the period from August 17, 2004 through September 30, 2004.

             AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES AND
                           AMERICAN CAMPUS PREDECESSOR

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. This report contains forward-looking statements within the meaning of the federal securities laws. We caution investors that any forward-looking statements presented in this report, or which management may make orally or in writing from time to time, are based on management's beliefs and assumptions made by, and information currently available to, management. When used, the words "anticipate," "believe," "expect," "intend," "may," "might," "plan," "estimate," "project," "should," "will," "result" and similar expressions, which do not relate solely to historical matters, are intended to identify forward-looking statements. Such statements are subject to risks, uncertainties and assumptions and may be affected by known and unknown risks, trends, uncertainties and factors that are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. We caution you that while forward-looking statements reflect our good faith beliefs when we make them, they are not guarantees of future performance and are impacted by actual events when they occur after we make such statements. We expressly disclaim any responsibility to update forward-looking statements, whether as a result of new information, future events or otherwise. Accordingly, investors should use caution in relying on past forward-looking statements, which are based on results and trends at the time they were made, to anticipate future results or trends.

Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following: general risks affecting the real estate industry (including, without limitation, the inability to enter into or renew leases, dependence on tenants' financial condition, and competition from other developers, owners and operators of real estate); risks associated with the availability and terms of financing and the use of debt to fund acquisitions and developments; failure to manage effectively our growth and expansion into new markets or to integrate acquisitions successfully; risks and uncertainties affecting property development and construction (including, without limitation, construction delays, cost overruns, inability to obtain necessary permits and public opposition to such activities); risks associated with downturns in the national and local economies, increases in interest rates, and volatility in the securities markets; costs of compliance with the Americans with Disabilities Act and other similar laws; potential liability for uninsured losses and environmental contamination; risks associated with our company's potential failure to qualify as a REIT under the Internal Revenue Code of 1986, as amended, and possible adverse changes in tax and environmental laws; and risks associated with our dependence on key personnel whose continued service is not guaranteed.

The risks included here are not exhaustive, and additional factors could adversely affect our business and financial performance, including factors and risks included in other sections of this report. In addition, we discussed a number of material risks in our Form S-11 dated as of August 11, 2004. Those risks continue to be relevant to our performance and financial condition. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on our company's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

FORMATION AND STRUCTURE OF OUR COMPANY

The terms "the Company," "us," "we" and "our" as used in this report refer to American Campus Communities, Inc. Through our controlling interest in American Campus Communities Operating Partnership, L.P. (the "Operating Partnership"), of which we (through a wholly owned subsidiary) are the sole general partner, and the subsidiaries of the Operating Partnership, including American Campus Communities Services, Inc. (the "Services Company") which serves as our taxable REIT Subsidiary ("TRS"). The Company is one of the largest private owners, managers and developers of high quality student housing properties in the United States in terms of beds owned and under management. The Company is a fully integrated, self-managed and self-administered equity REIT with expertise in the acquisition, design, finance, development, construction management, leasing and management of student housing properties.

             AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES AND
                           AMERICAN CAMPUS PREDECESSOR

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


We were formed to succeed the business of the American Campus Communities Predecessor (the "Predecessor"), which was not a legal entity but rather a combination of real estate entities under common ownership and voting control collectively doing business as American Campus Communities, L.L.C. and Affiliated Student Housing Properties, entities engaged in the student housing business since 1993. Our Company was incorporated in Maryland on March 9, 2004. Additionally, the Operating Partnership was formed and the Services Company was incorporated in Maryland on July 14, 2004 and August 17, 2004, respectively, each in anticipation of our initial public offering of common stock (the "IPO"). The IPO was consummated on August 17, 2004, concurrent with the consummation of various formation transactions, and consisted of the sale of 12,100,000 shares of our common stock at a price per share of $17.50, generating gross proceeds of approximately $211.8 million. The aggregate proceeds to our Company, net of the underwriters' discount were approximately $189.8 million. In connection with the exercise of the underwriters' over-allotment option on September 15, 2004, we issued an additional 515,000 shares of common stock at the IPO price per share, generating an additional $9.0 million of gross proceeds and $8.4 million in net proceeds after the underwriters' discount. Our operations commenced on August 17, 2004 after completion of the IPO and the formation transactions, and are conducted substantially through the Operating Partnership and its wholly owned subsidiaries, including the Services Company.

In connection with the IPO we completed the following formation transactions:

     o Redeemed 100% of the ownership interests of the Predecessor owner in RAP Student Housing Properties L.L.C. ("RAP SHP") for a total of approximately $80.2 million.
     o Acquired the minority ownership interest of Titan Investments II ("Titan") in certain owned off-campus properties in exchange for approximately $5.7 million.
     o Repaid certain construction and permanent indebtedness totaling approximately $105.5 million.
     o Distributed The Village at Riverside and certain other non-core assets to our Predecessor owner (by RAP SHP).
     o Entered into a senior secured revolving credit facility with a maximum limit of $75.0 million subject to certain ratios and covenants.
     o Received a four-year option from our Predecessor owners to acquire The Village at Riverside property for a cash price equal to its most recent net operating income (before debt service) over the preceding four calendar quarters divided by an 8% cap rate, but in no case less than $12.0 million during the option's first 24 months and $13.0 million during the option's final 24 months.
     o Received a four-year option from our Predecessor owners to acquire their 23% non-controlling interest in Dobie Center, a property that we currently manage.

As our Predecessor was not a REIT and provided certain services to residents which are impermissible under IRS REIT regulations, in conjunction with the formation of our Company we restructured our operations relative to the provision of these services. Subsequent to the commencement of our operations as a REIT, these resident services have been provided by our Services Company which serves as our TRS, resulting in lower rental revenue and higher resident services revenue.

OVERVIEW

Quarterly information discussed herein reflects the combination of our and the Predecessor's operations for the period. Our results in the third quarter of 2004 were impacted by a series of charges totaling approximately $2.6 million related to our recent IPO and related formation transactions. The primary components of the charges include: (i) PIU grants of approximately $2.1 million,
(ii) RSU grants of $0.1 million, (iii) write-off of loan origination costs and exit fees associated with the repayment of indebtedness of approximately $1.2 million, and (iv) offset by the recognition of a deferred tax asset associated with a step up in the tax basis of participating properties owned by our TRS, resulting in an income tax benefit of $0.8 million.

For the three and nine months ended September 30, 2004, our net loss totaled $5.2 million and $4.7 million, respectively, compared to $1.5 million and $0.6 million for the comparable periods in 2003. Funds from Operations ("FFO") for the three and nine months ended September 30, 2004 totaled $(2.6 million) and $2.4 million, respectively, compared to $0.7 million and $6.1 million for the corresponding periods in 2003. See "Funds From Operations" included hereinafter for definitions of FFO and for a reconciliation of FFO to net loss, the most directly comparable GAAP measure.

             AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES AND
                           AMERICAN CAMPUS PREDECESSOR

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


PROPERTY OPERATIONS

     As of September 30, 2004, our property portfolio consisted of the following:

                                              YEAR
                                              ACQUIRED /                                 PRIMARY UNIVERSITY
PROPERTY                            AGE       DEVELOPED         LOCATION                       SERVED              UNITS      BEDS
--------                            ---       ----------------  ------------------     ------------------------   --------  --------
OWNED OFF CAMPUS PROPERTIES:
   Commons On Apache                 17            1999         Tempe, AZ              Arizona State
                                                                                          University Main
                                                                                          Campus                      111       444
   The Village at Blacksburg        6/14           2000         Blacksburg, VA         Virginia Polytechnic
                                                                                          Institute and State
                                                                                          University                  288     1,056
   The Village on University         6             1999         Tempe, AZ              Arizona State
                                                                                          University Main
                                                                                          Campus                      288       918
   River Club Apartments             8             1999         Athens, GA             The University
                                                                                          of Georgia-Athens           266       794
   River Walk Townhomes              6             1999         Athens, GA             The University of
                                                                                          Georgia-Athens              100       340
   The Callaway House                5             2001         College Station, TX    Texas A&M University           173       538
   The Village at Alafaya Club       5             2000         Orlando, FL            The University of
                                                                                          Central Florida             228       840
   The Village at Science Drive      4             2001         Orlando, FL            The University of
                                                                                          Central Florida             192       732
   University Village at Boulder     2             2002         Boulder, CO            The University of
     Creek                                                                                Colorado at Boulder          82       309
   University Village at Fresno      -             2004         Fresno, CA             California State
                                                                                          University, Fresno          105       406
   University Village at San         -             2004         San Bernardino, CA     California State
      Bernardino                                                                          University,
                                                                                          San Bernardino              132       480
   University Village at TU          -             2004         Philadelphia, PA       Temple University              220       749
                                                                                                                  --------  --------
Total owned off campus properties                                                                                   2,185     7,606

ON CAMPUS PARTICIPATING
PROPERTIES:
                                                                                       Prairie View A&M
   University Village--PVAMU       6/7/8       1996 / 97 / 98    Prairie View, TX         University                  612     1,920
                                                                                       Prairie View A&M
   University College--PVAMU        1/4          2000 / 2003     Prairie View, TX         University                  756     1,470
                                                                                       Texas A&M
                                                                                          International
   University Village--TAMIU         7             1997          Laredo, TX               University                   84       252
                                                                                       The University of
   Cullen Oaks                       3             2001          Houston, TX              Houston                     231       525
                                                                                                                  --------  --------
Total on campus participating                                                                                       1,683     4,167
   properties

GROWTH PROPERTIES (DISCUSSED
BELOW):

   University Village at Sweet                                                         State University of
     Home                            -             2005          Buffalo, NY              New York - Buffalo          271       828
   Proctor Portfolio
   University Club Tallahassee                                                         Florida State
     Phase I                         4             2004          Tallahassee, FL          University                  152       608
   University Club Tallahassee                                                         Florida State
     Phase II                        2             2004          Tallahassee, FL          University                   64       128
   College Club Tallahassee                                                            Florida State
     Phase I                         3             2004          Tallahassee, FL          University                   96       384
   College Club Tallahassee                                                            Florida State
     Phase II                        -             2004          Tallahassee, FL          University                   40       160
   University Club Gainesville       5             2004          Gainesville, FL       University of
                                                                                          Florida                      94       376
                                                                                                                  --------  --------
Total growth properties                                                                                               717     2,484
                                                                                                                  --------  --------

TOTAL - ALL PROPERTIES                                                                                              4,585    14,257
                                                                                                                  ========  ========

             AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES AND
                           AMERICAN CAMPUS PREDECESSOR

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GROWTH

In August 2004, we commenced construction of a $35.8 million owned off campus development located in close proximity to the campus of State University of New York - Buffalo. This 19.5 acre project consists of 318,827 projected square feet and nine buildings containing 271 units featuring 828 private bedroom and bathroom accommodations. The community also features a 16,065 square-foot clubhouse featuring resort style amenities. This project is scheduled to open in August of 2005 in conjunction with the commencement of the 2005/2006 academic year. This property is currently accepting applications for the 2005/2006 lease term at an average marketed per bed monthly rental of approximately $556.

In September of 2004, we entered into a purchase and sale agreement to acquire a five-property portfolio (the "Proctor Portfolio") with four of the properties located in Tallahassee, Florida and one property located in Gainesville, Florida. These five communities total 53 buildings, 446 units, and 1,656 beds. The purchase and sale agreement contemplates a purchase price of $53.5 million which includes the assumption of $35.5 million in debt at a weighted average interest rate of 7.4% and a weighted average remaining term of 6.4 years. Subject to completion of certain contingencies, we anticipate this acquisition to close in early December 2004. Occupancy at these properties as of September 30, 2004 was approximately 94.7% and current leases in effect reflect an average monthly per bed revenue of $445.

OWNED OFF CAMPUS PROPERTIES

Owned off campus rental revenues for the nine months ended September 30, 2004 totaled $24.9 million as compared to $23.8 million for the comparable period in 2003. In August of 2004, we completed construction of three communities containing 457 units and 1,635 beds, resulting in a total of 13 owned off campus properties containing 2,456 units and 8,434 beds. Also, during the third quarter, our 2003/2004 academic year resident leases terminated and our 2004/2005 academic year leases commenced. Average occupancy for same store properties at September 30, 2004 was 96.9% compared to 88.2% at September 30, 2003. Average occupancy at the recently completed development properties was 98.7% at September 30, 2004.

ON CAMPUS PARTICIPATING PROPERTIES

Rental revenues from our on campus participating properties totaled $11.8 million for the nine months ended September 30, 2004 as compared to $10.9 million for the comparable period in 2003. At September 30, 2004, these properties comprised 33.1% of our owned beds and represent 27.5% of our revenues for the nine months then ended. These ratios are expected to decrease significantly in the future given the opening of our three owned off campus assets, the Sweet Home development and the acquisition of the Proctor Portfolio.

Our on campus participating properties have lease terms which generally follow the academic sessions of the related university commencing in August and terminating in May of the following year. Leases are separately executed for summer sessions. Average occupancy for the 2004/2005 lease term at September 30, 2004 was 98.0% compared to 99.7% at September 30, 2003. Due to the unique nature of the participating ground leases, these on campus participating properties are owned by our Services Company (TRS).

Under our participating ground leases, we receive an annual distribution representing 50% of these properties' net cash available for distribution after payment of operating expenses (which includes our management fees), debt service (which includes repayment of principal) and capital expenditures. We also manage these properties under multi-year management agreements and are paid a management fee representing 5% of receipts.

             AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES AND
                           AMERICAN CAMPUS PREDECESSOR

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


We do not have access to the cash flows and working capital of these participating properties except for the annual net cash distribution as described above. Additionally, a substantial portion of these properties' cash flow is dedicated to capital reserves required under the applicable property indebtedness and to the amortization of such indebtedness. These amounts do not increase our economic interest in these properties since our interest, including our right to share in the net cash available for distribution from the properties, terminates upon the amortization of their indebtedness. Our economic interest in these properties is therefore limited to our interest in the net cash flow and management fees from these properties. Accordingly, when considering these properties' contribution to our operations, we focus upon our share of these properties' net cash available for distribution and the management fees that we receive from these properties rather than upon their contribution to our gross revenues and expenses for financial reporting purposes.

The following table reflects the contribution to our consolidated/combined income and expense of our on-campus participating properties for the three and nine months ended September 30, 2004 and 2003. These results include the contribution of certain on-campus participating properties that were developed by us and by pre-arrangement transferred to the university after the necessary financing had been secured:


                                                           THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                             SEPTEMBER 30,                           SEPTEMBER 30,
                                                  -------------------------------------    ----------------------------------
                                                       2004                 2003                2004               2003
                                                  ----------------    -----------------    ---------------    ---------------
Revenues                                           $     3,328         $      3,064         $   12,135         $   11,075
Direct Operating Expenses(1)                             1,892                2,103              5,538              5,383
Amortization                                               950                  821              2,660              2,420
Amortization of deferred financing costs                    47                   38                193                114
Ground Lease Expense                                       302                   43                698                302
                                                  ----------------    -----------------    ---------------    ---------------
Net Operating Income                                       137                   59              3,046              2,856
Interest Income                                             23                    7                 36                 26
Interest Expense                                        (1,379)              (1,310)            (4,199)            (3,857)
Other Non-operating Income (Expense)                       251                 (29)                169                (57)
                                                  ----------------    -----------------    ---------------    ---------------
NET LOSS                                           $      (968)        $     (1,273)        $     (948)        $   (1,032)
                                                  ================    =================    ===============    ===============
Our Share of Excess Cash Distribution              $       302         $         43         $      698         $      302
                                                  ================    =================    ===============    ===============
Management Fees Paid by Facilities to our
   Services Company                                $       158         $        141         $      586         $      525
                                                  ================    =================    ===============    ===============

-----------
(1) Excludes the property management fees described above. This expense and the corresponding fee revenue recognized by us have been eliminated in consolidation/combination. Also excludes allocation of expenses related to corporate management and oversight.

Three of our on-campus participating properties are encumbered by $59.7 million of taxable insured bond financing that are without recourse to us. The fourth property (Cullen Oaks) is encumbered by approximately $17.1 million of floating rate debt that matures in November 2008 for which we have purchased an interest rate swap that effectively fixes the interest rate of this construction financing at 5.5% through its maturity.

THIRD PARTY SERVICES

Through the Services Company, the Company provides development and construction management services and facility management services for student housing properties owned by colleges and universities, charitable foundations, and others, and certain services to residents at our properties. Revenues from third party services totaled approximately $1.1 million and $6.0 million for the three and nine months ended September 30, 2004, respectively and reflected approximately 7.8% and 14.1% of our total revenues for those periods.

             AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES AND
                           AMERICAN CAMPUS PREDECESSOR

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


DEVELOPMENT SERVICES

During the third quarter, we opened six projects that we developed for third parties with total development budgets of approximately $218.2 million and fees of approximately $8.1 million. These projects were completed on time and within the approved budgets. In August, we commenced two third party development projects with total fees of approximately $0.8 million. One of the projects relates to pre-development design consulting, and the other is scheduled to complete construction in August 2005. Additionally, at September 30, 2004, we were awarded three additional projects that are in pre-development with proposed fees of $5.1 million. These projects are scheduled to commence construction in the fourth quarter of 2004 and first quarter of 2005. We were also in discussions with the University of Houston regarding a second phase to be constructed at Cullen Oaks, with proposed fees of approximately $1.1 million. We anticipate receiving formal approval on this project from the University of Houston's Board of Regents in the fourth quarter. Development services revenues are dependent on our ability to successfully obtain such projects, the amount of the contractual fee related to the project and the timing and completion of the construction of the project. Revenue from these services is recognized for financial reporting purposes utilizing the percentage of completion method.

MANAGEMENT SERVICES

The Company provides third party property management and leasing services for 18 student housing properties that represent 15 third party contracts, approximately 11,643 beds, and approximately 4,615 units, 13 of which we developed for the third party owner. This compares to 14 properties under management at September 30, 2003. Third party management and leasing services are typically provided pursuant to multi-year management contracts that have an initial term that ranges from two to five years.

RESIDENT SERVICES

Concurrent with our commencement of operations and our designation as a REIT, certain services previously provided to residents by our properties are now provided by our Services Company (our TRS). These services generally consist of food service and housekeeping (at Callaway House), and certain resident programming activities. These services are provided to the residents at market rates and, under an agreement between the Services Company and the Operating Partnership, payments from residents are collected by the properties on behalf of the Services Company in conjunction with their collection of rents. Resident Services for the three months ending September 30, 2004 approximated $0.1 million. As a business strategy, our level of services provided to residents by the Services Company is only incidental to that which is necessary to maintain or increase occupancy.

             AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES AND
                           AMERICAN CAMPUS PREDECESSOR

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AND SEPTEMBER 30, 2003

The following table presents our results of operations for the three months ended September 30, 2004 and 2003, including the amount and percentage change in these results between the two periods:


                                                               9/30/2004        9/30/2003         Change($)         Change(%)
                                                             --------------    -------------    --------------     ------------
REVENUES:
Student housing rental revenue                                $   9,191         $  7,500         $   1,691             22.5%
On-campus participating properties rental revenue                 3,328            2,893               435             15.0%
Third party development services                                    537            2,709            (2,172)           -80.2%
Third party management services                                     535              236               299            126.7%
Resident services                                                   114                -               114            100.0%
                                                             --------------    -------------    --------------     ------------
Total revenues                                                   13,705           13,338               367              2.8%
OPERATING EXPENSES:
Student housing                                                   5,333            4,265             1,068             25.0%
On-campus participating properties                                2,032            2,170              (138)            -6.4%
Third party development and management services                   1,330            1,401               (71)            -5.1%
General and administrative                                        2,912              345             2,567            744.1%
Depreciation and amortization                                     2,685            2,209               476             21.5%
Ground lease (on-campus participating properties)                   302               43               259            602.3%
                                                             --------------    -------------    --------------     ------------
Total operating expenses                                         14,594           10,433             4,161             39.9%
                                                             --------------    -------------    --------------     ------------
Operating (loss) income                                            (889)           2,905            (3,794)           130.6%
NONOPERATING INCOME AND (EXPENSES):
Interest income                                                      32               20                12             60.0%
Interest expense                                                 (4,581)          (4,235)             (346)             8.2%
Amortization of deferred financing costs                           (783)            (140)             (643)           459.3%
Other nonoperating income                                           274                -               274            100.0%
                                                             --------------    -------------    --------------     ------------
Total nonoperating expenses                                      (5,058)          (4,355)             (703)            16.1%
                                                             --------------    -------------    --------------     ------------
Loss before taxes, minority interests, and discontinued          (5,947)          (1,450)           (4,497)           310.1%
operations
Income tax benefit                                                  757                -               757            100.0%
Minority interests                                                   86               (4)               90           2250.0%
                                                             --------------    -------------    --------------     ------------
Loss from continuing operations                                  (5,104)          (1,454)           (3,650)           251.0%
Loss attributable to discontinued operations                       (104)             (90)              (14)            15.6%
                                                             --------------    -------------    --------------     ------------
NET LOSS                                                      $  (5,208)        $ (1,544)        $  (3,664)           237.3%
                                                             ==============    =============    ==============     ============

     STUDENT HOUSING PROPERTIES OPERATIONS (OWNED OFF-CAMPUS)

Revenues from our owned off-campus student housing properties for the three months ended September 30, 2004 compared with the same period in 2003 increased $1.7 million primarily due to the opening of three properties in August 2004 and higher occupancy at the majority of the same store properties operated during both the three month periods ended September 30, 2004 and 2003, as described below. Operating expenses increased $1.1 million for the three months ended September 30, 2004 compared with the same period in 2003.

NEW PROPERTY OPERATIONS. In the third quarter of 2004 we opened a 406-bed property serving California State University, Fresno; a 480-bed property serving California State University, San Bernardino; and a 749-bed property serving Temple University. These new properties contributed $1.3 million of additional revenues and $0.7 million of additional operating expenses during 2004 as compared with 2003. Included in these additional 2004 expenses is approximately $0.3 million of operating expenses related to our Predecessor operations that will not be ongoing.

             AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES AND
                           AMERICAN CAMPUS PREDECESSOR

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


SAME STORE PROPERTY OPERATIONS (EXCLUDING NEW PROPERTY ACTIVITY). We had nine properties containing 5,971 beds which were operating during both the three month periods ended September 30, 2004 and 2003, and which had weighted average occupancy rates during these periods of 89.0% and 84.7%, respectively. These properties produced revenues of $7.9 million and $7.5 million during the three month periods ended September 30, 2004 and 2003, respectively. This increase was the result of the improved Fall 2004 lease up and was offset by certain non-rental revenues reflected as property revenues by the Predecessor which are now reflected as Resident Services revenues in our TRS.

At these existing properties, operating expenses increased $0.3 million for the three months ended September 30, 2004 compared with the same period in 2003. This increase was the result of such operating expenses as bad debt, maintenance, employee benefits, and taxes from the nine properties operating during both periods. These increases are due to a combination of increases in inflation, overall higher occupancy rates and decreased collection prospects at certain properties.

     STUDENT HOUSING PROPERTIES SUBJECT TO LEASES (ON-CAMPUS PARTICIPATING PROPERTIES) OPERATIONS

Revenues from our on-campus participating properties increased $0.4 million for the three months ended September 30, 2004 compared with the same period in 2003 primarily due to increased rental rates at certain properties and an increase in rents as a result of summer conferences.

NEW PROPERTY OPERATIONS. In August 2003 we opened a 210-bed phase of University College-Prairie View A&M University. This new property contributed $0.1 million of revenue and $0.1 million of operating expense during both the three month periods ended September 30, 2004 and 2003.

SAME STORE PROPERTY OPERATIONS (EXCLUDING NEW PROPERTY ACTIVITY). We had four properties containing 3,957 beds which were operating during both the three month periods ended September 30, 2004 and 2003, and which had weighted average occupancy rate of 71.1% during both periods. These properties produced revenues of $3.2 million and $2.8 million during the three month periods ended September 30, 2004 and 2003, respectively.

Operating expenses for our existing properties decreased to $1.9 million for the three months ended September 30, 2004 from $2.0 million for the three months ended September 30, 2003, a decrease of $0.1 million. This decrease is primarily due to reduced maintenance expenses as a result of increased operational efficiencies.

     THIRD PARTY SERVICES

Third party services revenue decreased to $1.1 million for the three months ended September 30, 2004. Third party services revenue consists of development services revenue and management services revenue.

DEVELOPMENT SERVICES. Third party development services revenue for the three months ended September 30, 2004 represented a decrease of $2.2 million compared with the same period in 2003. This decrease is due to a combination of fewer projects, a lower average project development cost and corresponding contractual fee per project and the percentage of the contractual fee recognized during the respective period. We had five projects in progress during the three month period ended September 30, 2004 with an average contractual fee of $1.4 million compared with the three month period ended September 30, 2003 in which we had six projects in progress with an average contractual fee of $1.6 million. In addition, due to the differences in the percentage of construction completed during the periods, of the total contractual fees of the projects in progress during the respective periods, 6.9% was recognized (on a percentage of completion basis) during the three months ended September 30, 2004 compared with 26.4% for the same period in 2003.

MANAGEMENT SERVICES. Third party property management revenues increased $0.3 million for the three months ended September 30, 2004 compared with the same period in 2003. The increase was due to five contracts that commenced in Fall 2003 and three contracts that commenced during the quarter ended September 30, 2004.

             AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES AND
                           AMERICAN CAMPUS PREDECESSOR

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     GENERAL AND ADMINISTRATIVE

General and administrative costs of $2.9 million for the three months ended September 30, 2004 included $2.2 million of expenses related to the IPO and formation transactions. Excluding these expenses, general and administrative costs increased $0.4 million for the three months ended September 30, 2004 compared with the same period in 2003. The IPO and formation transactions consisted of the recognition of compensation expense of $2.1 million and $0.1 million in connection with the issuance of PIUs and RSUs, respectively. The remaining increase was primarily a result of expenses incurred as a public company which were not present in the Predecessor's operations such as directors' fees, investor relations and director and officer liability insurance. As a result of being a public company, we anticipate our future general and administrative costs will exceed those of our Predecessor's.

     DEPRECIATION AND AMORTIZATION

Depreciation and amortization increased $0.5 million for the three months ended September 30, 2004 compared with the same period in 2003 primarily due to the opening of the three owned off-campus student housing development properties in August 2004. Amortization of deferred financing costs increased $0.6 million for the three months ended September 30, 2004 compared with the same period in 2003 primarily due to the write-off of unamortized deferred financing costs associated with the repayment of debt in connection with the IPO.

     INTEREST EXPENSE

Interest expense of $4.6 million for the three months ended September 30, 2004 represented an increase of $0.4 million from $4.2 million for the three months ended September 30, 2003. This increase is a result of loan prepayment penalties incurred with certain long-term debt that was repaid with the funds received in connection with the IPO.

     OTHER INCOME

Other income increased $0.3 million for the three months ended September 30, 2004 compared with the same period in 2003 due to a gain recognized related to a property insurance settlement.

     INCOME TAX BENEFIT

As a result of the formation transactions, we have elected to treat the Services Company as a taxable REIT subsidiary ("TRS"), which manages our non-REIT activities. The Services Company, as a TRS, is subject to federal, state and local income taxes. The TRS was required to recognize the future tax benefits attributable to deductible temporary differences between book and tax basis, to the extent that the asset will be realized. Based on projected future earnings of the TRS, we recorded a deferred tax asset, net of allowance, and related income tax benefit of $0.8 million in connection with the formation transactions.

             AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES AND
                           AMERICAN CAMPUS PREDECESSOR

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND SEPTEMBER 30, 2003.

The following table presents our results of operations for the nine months ended September 30, 2004 and 2003, including the amount and percentage change in these results between the two periods:


                                                         9/30/2004        9/30/2003       Change($)       Change(%)
                                                       -------------    -------------    ------------    ------------
REVENUES:
Student housing rental revenue                          $   24,906       $  23,815        $   1,091            4.6%
On-campus participating properties rental revenue           11,823          10,904              919            8.4%
Third party development services                             4,738           6,339           (1,601)         -25.3%
Third party management services                              1,307             818              489           59.8%
Resident services                                              114               -              114          100.0%
Other income                                                     -              12              (12)        -100.0%
                                                       -------------    -------------    ------------    ------------
Total revenues                                              42,888          41,888            1,000            2.4%
OPERATING EXPENSES:
Student housing                                             12,511          11,544              967            8.4%
On-campus participating properties                           5,785           5,719               66            1.2%
Third party development and management services              4,121           3,941              180            4.6%
General and administrative                                   3,920           1,188            2,732          230.0%
Depreciation and amortization                                7,216           6,631              585            8.8%
Ground lease (on-campus participating properties)              698             302              396          131.1%
                                                       -------------    -------------    ------------    ------------
Total operating expenses                                    34,251          29,325            4,926           16.8%
                                                       -------------    -------------    ------------    ------------
Operating income                                             8,637          12,563           (3,926)         -31.3%
NONOPERATING INCOME AND (EXPENSES):
Interest income                                                 57              56                1            1.8%
Interest expense                                           (13,148)        (12,641)            (507)           4.0%
Amortization of deferred financing costs                    (1,071)           (418)            (653)         156.2%
Other nonoperating income                                      274               -              274          100.0%
                                                       -------------    -------------    ------------    ------------
Total nonoperating expenses                                (13,888)        (13,003)            (885)           6.8%
                                                       -------------    -------------    ------------    ------------
Loss before taxes, minority interests, and                  (5,251)           (440)          (4,811)        1093.4%
discontinued operations
Income tax benefit                                             757               -              757          100.0%
Minority interests                                             130             (25)             155          620.0%
                                                       -------------    -------------    ------------    ------------
Loss from continuing operations                             (4,364)           (465)          (3,899)         838.5%
Discontinued operations:
Loss attributable to discontinued operations                  (373)           (102)            (271)         265.7%
Gain from disposition of real estate                            58               -               58          100.0%
                                                       -------------    -------------    ------------    ------------
Total discontinued operations                                 (315)           (102)            (213)         208.8%
                                                       -------------    -------------    ------------    ------------
NET LOSS                                                $   (4,679)      $    (567)       $   4,112          725.2%
                                                       =============    =============    ============    ============

     STUDENT HOUSING PROPERTIES OPERATIONS (OWNED OFF-CAMPUS)

Revenues from our owned off-campus student housing properties for the nine months ended September 30, 2004 compared with the same period in 2003 increased $1.1 million primarily due to the opening of the three owned off-campus student housing properties in August 2004. Operating expenses increased $1.0 million for the nine months ended September 30, 2004 compared with the same period in 2003.

NEW PROPERTY OPERATIONS. In the third quarter of 2004 we opened three properties containing 1,635 beds that contributed $1.3 million of additional revenues and $0.7 million of additional operating expenses during 2004 as compared with 2003. Included in this amount is approximately $0.3 million of operating expenses related to our Predecessor operations that will not be ongoing.

SAME STORE PROPERTY OPERATIONS (EXCLUDING NEW PROPERTY ACTIVITY). We had nine properties containing 5,971 beds which were operating during both the nine month periods ended September 30, 2004 and 2003, and which had weighted average occupancy rates during these periods of 87.2% and 86.4%, respectively. These properties produced revenues of $23.6 million and $23.8 million during the nine month periods ended September 30, 2004 and 2003, respectively.

At these existing properties, operating expenses increased $0.3 million for the nine months ended September 30, 2004 compared with the same period in 2003. Contributing to the increase was an increase in compensation and benefits expense, an increase in bad debt expense and an increase in maintenance expenses.

             AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES AND
                           AMERICAN CAMPUS PREDECESSOR

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     STUDENT HOUSING PROPERTIES SUBJECT TO LEASES (ON-CAMPUS PARTICIPATING PROPERTIES) OPERATIONS

Revenues from our on-campus participating properties increased $0.9 million for the nine months ended September 30, 2004 compared with the same period in 2003 due to the opening of 210 additional beds at the University College - PVAMU property in August 2003, and an increase in both average occupancy and rental rates for properties which were operating during both the nine month periods ended September 30, 2004 and 2003.

NEW PROPERTY OPERATIONS. The August 2003 opening of the on-campus property contributed $0.5 million and $0.1 million of revenues for the nine month periods ended September 30, 2004 and 2003, respectively, an increase of $0.4 million. This property also contributed a $0.2 million increase in operating expenses from $0.1 million for the nine month period ended September 30, 2003 to $0.3 million for the same period in 2004.

SAME STORE PROPERTY OPERATIONS (EXCLUDING NEW PROPERTY ACTIVITY). We had four properties containing 3,957 beds in our on-campus participating properties portfolio during each of the nine month periods ended September 30, 2004 and 2003, which had average occupancy rates during these periods of 78.0% and 72.3%, respectively. These properties produced revenues of $11.3 million and $10.8 million during the nine month periods ended September 30, 2004 and 2003, respectively.

Operating expenses for our existing properties decreased to $5.5 million for the nine months ended September 30, 2004 from $5.6 million for the nine months ended September 30, 2003, a decrease of $0.1 million. This decrease is primarily due to reduced maintenance expenses as a result of increased operational efficiencies.

Ground lease expense increased by $0.4 million for the nine months ended September 30, 2004 compared with the same period in 2003. Ground lease payments reflect the Universities' 50% share of the related facilities' cash flows, which have increased in 2004 as compared to 2003. The increased cash flows primarily relate to improvements in operations resulting from increased occupancy and rates as well as reductions in turn costs and bad debt expense.

     THIRD PARTY SERVICES

Third party services revenue decreased $1.1 million from $7.2 million for the nine months ended September 30, 2003 to $6.0 million for the nine months ended September 30, 2004.

DEVELOPMENT SERVICES. Third party development services revenues for the nine months ended September 30, 2004 represented a decrease of $1.6 million compared with the same period in 2003. This decrease is due to a combination of a lower average contractual fee per project and the percentage of the contractual fee recognized during the respective period. We had seven projects in progress during the nine month period ended September 30, 2004 with an average contractual fee of $1.4 million compared with the nine month period ended September 30, 2003 in which we had seven projects in progress with an average contractual fee of $1.5 million. In addition, due to the timing of construction, of the total contractual fee of the projects in progress during the respective periods, 35.7% was recognized during the nine months ended September 30, 2004 compared with 52.8% for the same period in 2003. These items were partially offset by the recognition of $0.3 million of deferred revenue upon the transfer of the ground lease for the 280-bed property on the campus of Weatherford College to the lessor in April 2004.

MANAGEMENT SERVICES. Third party property management revenues increased $0.5 million for the nine months ended September 30, 2004 compared with the same period in 2003. The increase was due to five contracts that commenced in Fall 2003 and three contracts that commenced during the quarter ended September 30, 2004.

     GENERAL AND ADMINISTRATIVE

General and administrative costs of $3.9 million for the nine months ended September 30, 2004 included $2.2 million of expenses related the issuance of PIUs and RSUs upon consummation of our IPO. Excluding these expenses, general and administrative costs increased $0.5 million for the nine months ended September 30, 2004 compared with the same period in 2003. This increase was primarily a result of expenses associated with being a public company which were not incurred by our Predecessor. Due to the increased cost of being a public company, we expect our future general and administrative expenses to exceed that of our Predecessor.

             AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES AND
                           AMERICAN CAMPUS PREDECESSOR

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     DEPRECIATION AND AMORTIZATION

Depreciation and amortization increased $0.6 million for the nine months ended September 30, 2004 compared with the same period in 2003 primarily due to the opening of the three owned off-campus student housing properties in August 2004 and the opening of the on-campus participating property in August 2003. Amortization of deferred financing costs increased $0.7 million for the nine months ended September 30, 2004 compared with the same period in 2003 primarily due to the write-off of unamortized deferred financing costs associated with the repayment of debt in connection with the IPO.

     INTEREST EXPENSE

Interest expense of $13.1 million for the nine months ended September 30, 2004 represented an increase of $0.5 million from $12.6 million for the nine months ended September 30, 2003. This increase is a result of loan prepayment penalties incurred with debt repayment in connection with the IPO and an increase in interest expense recognized on the opening of the on-campus participating property in August 2003.

     OTHER INCOME

Other income increased $0.3 million for the nine months ended September 30, 2004 compared with the same period in 2003 due to a gain recognized related to a property insurance settlement.

     INCOME TAX BENEFIT

As a result of the formation transactions, we have elected to treat the Services Company as a taxable REIT subsidiary ("TRS"), which manages our non-REIT activities. The Services Company, as a TRS, is subject to federal, state and local income taxes. The TRS was required to recognize the future tax benefits attributable to deductible temporary differences between book and tax basis, to the extent that the asset will be realized. Based on projected future earnings of the TRS, we recorded a deferred tax asset, net of allowance, and related income tax benefit of $0.8 million in connection with the formation transactions.

CASH FLOWS

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2004 AND SEPTEMBER 30, 2003

     OPERATING ACTIVITIES

For the nine months ended September 30, 2004, net cash provided by operating activities before changes in working capital accounts provided approximately $5.4 million, as compared to $6.7 million for the nine months ended September 30, 2003, a decrease of $1.3 million. This decrease resulted from a corresponding increase in net loss of $4.1 million and a decrease of $0.8 million resulting from the non-cash income tax benefit recognized during the nine months ended September 30, 2004 to account for the tax effect of our TRS entity, which was newly created in connection with our IPO. These increases were offset by an increase in depreciation and amortization of $1.2 million and a non-cash compensation charge of $2.2 million recognized in the nine months ended September 30, 2004 related to the issuance of PIUs and RSUs.

Changes in working capital accounts provided approximately $5.1 million for the nine months ended September 30, 2004 while $11.3 million was utilized by changes in working capital accounts for the nine months ended September 30, 2003, an increase of $16.4 million. This change was primarily the result of the accrual of insurance proceeds in 2003 related to a fire that occurred at one of our owned off-campus student housing properties under development in Fresno, California, and the subsequent receipt and use of those proceeds in 2004 to fund the related rebuild costs. Additionally, in connection with the pay down of three construction loans as part of our IPO formation transactions, certain restricted funds were released by the lender in the third quarter 2004.

             AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES AND
                           AMERICAN CAMPUS PREDECESSOR

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     INVESTING ACTIVITIES

Investing activities used $52.4 million and $14.9 million for the nine months ended September 30, 2004 and 2003, respectively. The increase in the cash flows used in investing activities during the nine months ended September 30, 2004 related primarily to the use of cash to fund the development costs at the Village at Fresno, Village at San Bernardino, and Village at TU owned off-campus construction projects, which were completed in the third quarter 2004. Additionally, during the nine months ended September 30, 2004, we purchased land and funded development costs for Sweet Home. For the nine months ended September 30, 2004 and 2003, our cash used in investing activities was comprised of the following:

                                                                 NINE MONTHS ENDED       NINE MONTHS ENDED
                                                                SEPTEMBER 30, 2004      SEPTEMBER 30, 2003
                                                               ----------------------  ----------------------
Capital expenditures for on-campus participating properties     $            1,115      $           11,902
Capital expenditures for owned off campus properties                         3,284                     239
Investments in development properties                                       44,292                   2,570
Investment in Sweet Home                                                     3,356                       -
Purchase of non-real estate furniture, fixtures, and equipment                 304                     168
                                                               ----------------------  ----------------------
                                                                $           52,351      $           14,879
                                                               ======================  ======================

     FINANCING ACTIVITIES

Cash provided by financing activities totaled $42.2 million and $13.4 million for the nine months ended September 30, 2004 and 2003, respectively. In connection with our IPO and our subsequent issuance of additional shares under the exercise of the underwriters' over-allotment option, we generated gross proceeds of approximately $220.8 million. Approximately $22.4 million of the gross proceeds were used for the underwriters' discount, offering costs and financing costs, leaving us with net proceeds of approximately $198.4 million. Approximately $85.9 million of our gross proceeds were used to purchase the equity interests of our Predecessor owners. In addition, prior to our IPO, we borrowed approximately $41.2 million to fund the three development projects described above, and we subsequently paid off those loans using approximately $59.5 million from our IPO proceeds. We also used our IPO proceeds to pay off $46.0 million of mortgage debt and the $1.7 million balance on our Predecessor's line of credit. In connection with the IPO, we also made an initial draw on our revolving credit facility of $16.0 million, $12.0 million of which was paid down in September 2004 with available cash and the proceeds from the underwriters' over-allotment.

LIQUIDITY AND CAPITAL RESOURCES

CASH BALANCES AND LIQUIDITY

Upon commencement of our IPO, we sold 12.1 million shares of our common stock and generated gross proceeds of approximately $211.8 million. The aggregate proceeds to our Company, net of the underwriters' discount and offering costs, were approximately $189.8 million. We used approximately $85.9 million of the proceeds to purchase the equity interests of our Predecessor owners and a minority partner. In addition, we paid off our Predecessor line of credit facility balance of approximately $1.7 million and paid down approximately $59.5 million and $46.0 million of construction loans and mortgage debt, respectively. In connection with the IPO transactions, we drew an initial amount on the senior secured revolving credit facility discussed below of $16.0 million. In connection with the exercise of the underwriters' over-allotment option on September 15, 2004, we issued an additional 515,000 shares of common stock at the IPO price per share, generating an additional $9.0 million of gross proceeds and $8.4 million in net proceeds after the underwriters' discount and offering costs. These proceeds were used, along with additional available cash, to pay down our revolving credit facility in the amount of $12.0 million, resulting in a balance of $4.0 million as of September 30, 2004.

             AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES AND
                           AMERICAN CAMPUS PREDECESSOR

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


As of September 30, 2004, we had $12.9 million in cash and cash equivalents, restricted cash, and short-term investments, as compared to $14.7 million in cash and cash equivalents, restricted cash, and short-term investments as of as of December 31, 2003. Restricted cash primarily consists of escrow accounts held by lenders and resident security deposits, as required by law in certain states. Additionally, restricted cash as of September 30, 2004 also includes $0.8 million of funds held in escrow that will eventually be paid to our Predecessor owners related to budgeted construction savings on three of our recently completed owned off campus development properties.

Our short-term liquidity needs include, but are not limited to, the following:
(i) anticipated distribution payments to our stockholders, totaling approximately $15.0 million based on an anticipated annual dividend of $1.35 per share or unit, including those required to maintain our REIT status and satisfy our current distribution policy (ii) remaining development costs for our three owned off-campus properties that commenced operations in the third quarter, estimated to be approximately $5.2 million , (iii) remaining development costs on the project owned by Sweet Home, estimated to be approximately $33.8 million,
(iv) funds for the acquisition of the Proctor Portfolio, as previously discussed, estimated to be approximately $19.4 million, and (v) funds for potential future acquisitions and development projects. We expect to meet our short-term liquidity requirements generally through net cash provided by operations and borrowings under our revolving credit facility, and permanent property level debt.

Our ability to meet our long-term liquidity requirements for the funding of property development, property acquisitions and other non-recurring capital improvements will depend upon our ability to generate sufficient net cash from operations, incur long-term secured and unsecured indebtedness, including borrowings under our revolving credit facility, and issue equity and debt securities, including units of our Operating Partnership, as to which no assurances can be given. We may seek to replace borrowings under our revolving credit facility with long-term mortgage financing.

We anticipate that our existing working capital, cash from operations and the cash available from borrowings under our revolving credit facility will be adequate to meet our liquidity requirements for at least the next twelve months.

REVOLVING CREDIT FACILITY

The Operating Partnership has a senior secured revolving credit facility with a term of 36 months that provides a maximum capacity of $75.0 million, subject to certain conditions as contained in the Credit Agreement (the "Agreement"). The maximum capacity may be increased by up to an additional $25 million, subject to certain borrowing base requirements, as outlined in the Agreement. The facility bears interest at a variable rate, at the Company's option, based upon a base rate or one-, two-, three-, or six-month LIBOR plus, in each case, a spread based upon the Company's total leverage. The credit facility is secured by the Company's ownership interests in a minimum of four unlevered owned off-campus student housing facilities. The Company guarantees the Operating Partnership's obligations under the credit facility. As of September 30, 2004, the balance outstanding on our revolving credit facility totaled $4.0 million bearing interest at 3.8%, with remaining availability (subject to certain financial covenants) totaling $61.1 million.

The terms of our credit facility include certain restrictions and covenants, which limit, among other things, the payment of dividends (as discussed below), the incurrence of additional indebtedness, liens, and the disposition of assets. The terms also require compliance with financial ratios relating to consolidated net worth and leverage requirements. Commencing with the earlier of the day the outstanding balance exceeds $25.0 million or December 31, 2005, we will also be subject to compliance with additional fixed charge and debt coverage ratios. The dividend restriction previously mentioned provides that, except to enable us to continue to qualify as a REIT for federal income tax purposes, before December 31, 2005, we may not pay dividends greater than $5.0 million in any given quarter. Subsequent to December 31, 2005, we will be prohibited from making distributions which exceed 95% of our funds from operations, as defined, over any four consecutive fiscal quarters. As of September 30, 2004, the Company was in compliance with all such covenants.

             AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES AND
                           AMERICAN CAMPUS PREDECESSOR

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


DISTRIBUTIONS

We are required to distribute 90% of our REIT taxable income (excluding capital gains) on an annual basis in order to qualify as a REIT for federal income tax purposes. Accordingly, we intend to make, but are not contractually bound to make, regular quarterly distributions to common stockholders and PIU holders. All such distributions are at the discretion of the Board of Directors. We may be required to use borrowings under the credit facility, if necessary, to meet REIT distribution requirements and maintain our REIT status. We consider market factors and our company's performance in addition to REIT requirements in determining distribution levels.

On November 10, 2004, the Company declared a distribution per share of $0.1651 which will be paid on November 29, 2004 to all common shareholders of record as of November 22, 2004. At the same time, the Company expects to pay or set aside an equivalent amount per unit to holders of PIUs in the Operating Partnership and holders of RSUs, respectively (see Note 7). This distribution to common shareholders was prorated to reflect third quarter operations subsequent to the IPO and therefore reflects the period from August 17, 2004 through September 30, 2004.

DISTRIBUTIONS TO PREDECESSOR OWNERS

An entity newly formed by our Predecessor owners will be entitled to any savings in the budgeted completion cost of three of our recently completed off-campus construction properties. If, upon completion, there are designated funds that are unspent, the Company will distribute these unspent amounts to such entity and will credit cash and debit equity for the distribution. The Company does not have any ownership interest in such entity and the entity does not have any ownership interest in the Company. Upon completion of construction at University Village at TU, which occurred during the third quarter, our Predecessor owners received $0.5 million relating to a construction guarantee fee, which was paid from the remaining construction budget, and will likely receive future amounts related to the previously described savings. As discussed above, these payments are accounted for as a distribution to Predecessor owners.

RECENT DEVELOPMENTS

In August 2004, we commenced construction of a $35.8 million owned off campus development located in close proximity to the campus of State University of New York - Buffalo. This 19.5 acre project consists of 318,827 projected square feet and nine buildings containing 271 units featuring 828 private bedroom and bathroom accommodations. The community also features a 16,065 square-foot clubhouse featuring resort style amenities. This project is scheduled to open in August of 2005 in conjunction with the commencement of the 2005/2006 academic year. This property is currently accepting applications for the 2005/2006 lease term at an average marketed per bed monthly rental of approximately $556.

In September of 2004, we entered into a purchase and sale agreement to acquire a five-property portfolio (the "Proctor Portfolio") with four of the properties located in Tallahassee, Florida and one property located in Gainesville, Florida. These five communities total 53 buildings, 446 units, and 1,656 beds. The purchase and sale agreement contemplates a purchase price of $53.5 million which includes the assumption of $35.5 million in debt at a weighted average interest rate of 7.4% and a weighted average remaining term of 6.4 years. Subject to completion of certain contingencies, we anticipate this acquisition to close in early December 2004. Occupancy at these properties as of September 30, 2004 was approximately 94.7% and current leases in effect reflect an average monthly per bed revenue of $445.

RECURRING CAPITAL EXPENDITURES

Our properties require periodic investments of capital for general capital expenditures and improvements. Our policy is to capitalize costs related to the acquisition, development, rehabilitation, construction, and improvement of properties including interest and certain internal personnel costs related to the communities under rehabilitation and construction. Capital improvements are costs that increase the value and extend the useful life of an asset. Ordinary repair and maintenance costs that do not extend the useful life of the asset are expensed as incurred. Recurring capital expenditures represent non-incremental building improvements and leasing costs required to maintain current revenues and typically include: appliances, carpeting and flooring, HVAC equipment, kitchen/bath cabinets, new roofs, site improvements and various exterior building improvements.

             AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES AND
                           AMERICAN CAMPUS PREDECESSOR

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Recurring capital expenditures do not include acquisition capital that was taken into consideration when underwriting the purchase of a building or which are incurred to bring a building up to "operating standard". Non-recurring capital expenditures represent incremental building/property improvements that include, among other items: community centers, new windows, and kitchen/bath apartment upgrades. Additionally, we are required by certain of our lenders to contribute amounts to reserves for capital repairs and improvements at their mortgaged properties. These annual contributions may exceed the amount of capital expenditures actually incurred in such year at such properties.

PRE-DEVELOPMENT EXPENDITURES

Our third party development activities have historically required us to fund pre-development expenditures such as architectural fees, permits and deposits. Because the closing of a development project's financing is often subject to third party delay, we cannot always predict accurately the liquidity needs of these activities. We frequently incur these predevelopment expenditures before a financing commitment has been obtained and, accordingly, bear the risk of the loss of these predevelopment expenditures if a financing cannot ultimately be arranged on acceptable terms. Historically, the development projects that we have been awarded have been successfully structured and financed; however, their development has at times been delayed beyond the period initially scheduled, causing revenue to be recognized in later periods.

COMMITMENTS

We have outstanding significant long-term obligations under participating ground leases with respect to our on-campus participating properties. These ground leases typically provide for payment of a nominal fixed rent (e.g., $100 per annum over the lease term) but require, in addition, payment to the university-ground lessor of 50% of the properties' net cash available for distribution, calculated and distributed on an annual basis after payment of operating expenses, debt service (which includes significant amounts towards repayment of principal) and capital expenditures. We are not contractually required to fund the liquidity needs (if any) of these properties and do not have access to their cash flow (except as indicated above) for any purpose other than operations at these properties.

We hold a leasehold interest in University Village at TU pursuant to a 75-year ground lease with Temple University that requires us to pay annual minimum rent of $0.1 million, plus (i) an annual "preferred return" (defined as the amount by which net revenues exceed $0.2 million, not to exceed $0.1 million), and (ii) 1% of the amount by which net revenues exceed the sum of the preferred return plus $0.2 million. In addition, we must pay the University (a) 1% of the amount, if any, of the refinancing net proceeds and (b) 1% of the amount, if any, of the net proceeds from any sale of our leasehold interest, excluding sales to an affiliate or the University. This property opened in Fall 2004.

We are required to pay $0.5 million in minimum lease payments over the next five years under two capital lease obligations relating to technology, furniture, fixtures and equipment.

The Company provides project costs guarantees, subject to force majeure. These guarantees are typically limited to the amount of the projects' related development fees or a contractually agreed-upon maximum exposure amount. Our maximum exposure under such guarantees is approximately $4.0 million. The development budget consists primarily of costs included in the general contractors' guaranteed maximum price contract ("GMP"). The GMP obligates the general contractor, subject to force majeure and approved change orders, to cover cost overruns. In addition, the GMP is secured with payment and performance bonds.

In 2002, on a project not included above, the Company provided a guarantee of all performance obligations under the development agreement, limited to $4.0 million. This project was completed in 2003. On one completed project, in addition to the project cost guarantees discussed above, the Company has guaranteed losses up to $3.0 million in excess of the development fee if the loss is due to any failure of the Company to maintain, or cause its professionals to maintain, required insurance for a period of five years beyond completion of the project (August 2009).

             AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES AND
                           AMERICAN CAMPUS PREDECESSOR

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Except for the $3.0 million guarantee related to maintaining required insurance, these guarantees expire upon completion of certain developer obligations of the related projects, which are normally satisfied within one year after completion of the project.

At September 30, 2004 all projects were on schedule and within budget. The Company has estimated the fair value of guarantees entered into or modified after December 31, 2002, the effective date of FASB Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" to be immaterial.

RAP SHP's (an entity wholly owned by the Operating Partnership) limited guarantee of the mortgage loan for the Village at Riverside, which was distributed to the Predecessor owners in connection with the IPO, continues to be in effect. As part of the formation transactions, the Predecessor owners have indemnified the Company and its affiliates from and against all claims, costs, expenses, losses and damages incurred by the Company under or in connection with this guarantee.

INDEBTEDNESS

As of September 30, 2004, we had approximately $193.0 million of outstanding consolidated debt, comprised of a $4.0 million balance on our revolving credit facility secured by four properties, $112.2 million in mortgage debt secured by seven of our owned off-campus properties, a $17.1 million construction loan secured by Cullen Oaks, and $59.7 million in bond issuances secured by three of our on-campus participating properties. The weighted average interest rate on our consolidated indebtedness as of September 30, 2004 was 7.0% (based on the 30-day LIBOR rate at September 30, 2004 of 1.8%). As of September 30, 2004, only our revolver balance (approximately $4.0 million at September 30, 2004), or 2.1%, of our total consolidated indebtedness, was variable rate debt.

     OWNED OFF-CAMPUS PROPERTIES

The following table contains certain summary information concerning the mortgage indebtedness that encumbers our owned off-campus properties as of September 30, 2004:

                                                                                              BALANCE AS OF
                                           ORIGINAL         INTEREST                          SEPTEMBER 30,
ASSET                                        DATE             RATE         MATURITY DATE          2004
--------------------------------------  ---------------- --------------- ------------------ ------------------
The Callaway House                        03/30/2001             7.1%    April 2011          $         19,778

Commons on Apache                         05/14/1999             7.7%    June 2009                      7,683

River Club Apartments                     07/28/2000             8.2%    August 2010                   18,575

River Walk Townhomes                      08/31/1999             8.0%    September 2009                 7,703

The Village at Alafaya Club               07/11/2000             8.2%    August 2030                   20,525

The Village at Blacksburg                 12/15/2000             7.5%    January 2011                  21,407

University Village at Boulder Creek       12/01/2002             5.7%    December 2012                 16,594
                                                                                            ------------------

TOTAL                                                                                            $    112,265
                                                                                            ==================

The weighted average interest rate of such indebtedness is 7.4% as of September 30, 2004. Each of these mortgages is a non-recourse obligation subject to customary exceptions. Each of these mortgages has a 30 year amortization, and none are cross-defaulted or cross-collateralized to any other indebtedness. The loans generally may not be prepaid prior to maturity; in certain cases, prepayment is allowed, subject to prepayment penalties.

             AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES AND
                           AMERICAN CAMPUS PREDECESSOR

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     ON-CAMPUS PARTICIPATING PROPERTIES

We have bonds outstanding secured by three of our on-campus participating properties, as listed below. Under the terms of these financings, one of our special purpose subsidiaries publicly issued three series of taxable bonds and loaned the proceeds to three special purpose subsidiaries that each hold a separate leasehold interest. Although a default in payment by these special purpose subsidiaries could result in a default under one or more series of bonds, the indebtedness of any of these special purpose subsidiaries is not cross-defaulted or cross-collateralized with indebtedness of the REIT, the Operating Partnership or other special purpose subsidiaries. Repayment of principal and interest on these bonds is insured by MBIA, Inc. The loans encumbering the leasehold interests are non-recourse, subject to customary exceptions.

The following table sets forth certain information concerning these bond financings:


                                                    ORIGINAL               ORIGINAL             BALANCE AS OF
     ASSET                                            DATE                   TERM             SEPTEMBER 30, 2004
     ----------------------------------------  --------------------  ----------------------  ---------------------
     University Village-PVAMU(1)                 September 1999            24 years           $            30,851

     University College-PVAMU
        (Phase I)(2)                             May 2001                  22 years                        19,855

     University College-PVAMU
        (Phase II)(2)                            July 2003                 25 years                         4,230

     University Village-TAMIU(1)                 September 1999            24 years                         4,719
                                                                                             ---------------------

     TOTAL                                                                                    $            59,655
                                                                                             =====================

-----------
(1) Part of combined bond issuance. Separate loan agreements are not cross-collateralized or cross-defaulted.

(2)  Multiple financings of single facility.

In addition, Cullen Oaks is currently encumbered by a construction loan originated in September 2000 in the original principal amount of approximately $17.7 million. The loan bears interest at the prime rate, or LIBOR plus 1.9%, at our election. We have in place an interest rate swap agreement which effectively caps the interest on the outstanding balance as of September 30, 2004 of $17.1 million at 5.5%. The loan matures in November 2008. The university has a continuing obligation to us to lease beds at this property for an amount sufficient to pay all property expenditures, including debt service. In turn, we have guaranteed payment of this property's indebtedness.

The weighted average interest rate of the indebtedness encumbering our on-campus participating properties is 6.6% at September 30, 2004.

OFF BALANCE SHEET ITEMS

We do not have any off-balance sheet arrangements.

FUNDS FROM OPERATIONS

As defined by NAREIT, FFO represents income (loss) before allocation to minority interests (computed in accordance with GAAP), excluding gains (or losses) from sales of property, plus real estate related depreciation and amortization (excluding amortization of loan origination costs) and after adjustments for unconsolidated partnerships and joint ventures. We present FFO because we consider it an important supplemental measure of our operating performance and believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of REITs, many of which present FFO when reporting their results. FFO is intended to exclude GAAP historical cost depreciation and amortization of real estate and related assets, which assumes that the value of real estate diminishes ratably over time. Historically, however, real estate values have risen or fallen with market conditions. Because FFO excludes depreciation and amortization unique to real estate, gains and losses from property dispositions and extraordinary items, it provides a performance measure that, when compared

             AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES AND
                           AMERICAN CAMPUS PREDECESSOR

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


year over year, reflects the impact to operations from trends in occupancy rates, rental rates, operating costs, development activities and interest costs, providing perspective not immediately apparent from net income.

We compute FFO in accordance with standards established by the Board of Governors of NAREIT in its March 1995 White Paper (as amended in November 1999 and April 2002), which may differ from the methodology for calculating FFO utilized by other equity REITs and, accordingly, may not be comparable to such other REITs. Further, FFO does not represent amounts available for management's discretionary use because of needed capital replacement or expansion, debt service obligations or other commitments and uncertainties. FFO should not be considered as an alternative to net income (loss) (computed in accordance with GAAP) as an indicator of our financial performance or to cash flow from operating activities (computed in accordance with GAAP) as an indicator of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to pay dividends or make distributions.

The following table presents a reconciliation of our FFO to our net loss:

                                        Period from         Three Months       Three Months       Nine Months        Nine Months
                                      August 17, 2004           Ended             Ended              Ended              Ended
                                        to September          September       September 30,        September          September
                                          30, 2004            30, 2004             2003            30, 2004           30, 2003
                                      -----------------     --------------    ---------------    --------------     --------------
Net Loss                               $     (1,538)         $  (5,208)        $   (1,544)       $   (4,679)         $    (567)
Minority Interest In Income (Losses)             (1)               (86)                 4              (130)                25
Gain from disposition of real estate              -                  -                  -               (58)                 -
Real Estate Related Depreciation
   and Amortization:
   Total depreciation and
       amortization                           1,401              2,685              2,209             7,216              6,631
   Discontinued operations
       depreciation and amortization              -                 44                 90               219                259
   Furniture, fixtures, and
       equipment depreciation                   (36)               (76)               (69)             (217)              (215)
                                      -----------------     --------------    ---------------    --------------     --------------
Funds From Operations                  $       (174)         $  (2,641)        $      690         $   2,351          $   6,133
                                      =================     ==============    ===============    ==============     ==============

Funds From Operations per share -
    basic                              $      (0.01)
                                      =================
Funds From Operations per share -
   diluted                             $      (0.01)
                                      =================

Weighted Average Common Shares
   Outstanding:
      Basic                              12,290,256
                                      =================
      Diluted                            12,290,256
                                      =================

Our FFO for the three and nine months ended September 30, 2004 was impacted by a series of charges totaling approximately $2.6 million related to our recent IPO and related formation transactions. The primary components of the charges include: (i) PIU grants of approximately $2.1 million, (ii) restricted stock grants of $0.1 million, and (iii) write-off of loan origination costs and exit fees associated with the repayment of indebtedness of approximately $1.2 million. These items were partially offset by the recognition of a deferred tax asset associated with a step up in the tax basis of participating properties owned by our TRS, resulting in an income tax benefit of $0.8 million.

While our on-campus participating properties contributed $11.8 million and $10.9 million to our revenues for the nine months ended September 30, 2004 and 2003, respectively, and $3.3 million and $2.9 million to our revenues for the three months ended September 30, 2004 and 2003, respectively, under our participating ground leases, we and the participating university systems each receive 50% of the properties' net cash available for distribution after payment of operating expenses, debt service (which includes significant amounts towards repayment of principal) and capital expenditures. A substantial portion of our revenues attributable to these properties is reflective of cash that is required to be used for capital expenditures and for the amortization of applicable property indebtedness. These amounts do not increase our economic

             AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES AND
                           AMERICAN CAMPUS PREDECESSOR

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


interest in these properties or otherwise benefit us since our interest in the properties terminates upon the repayment of the applicable property indebtedness.

As noted above, FFO excludes GAAP historical cost depreciation and amortization of real estate and related assets because these GAAP items assume that the value of real estate diminishes over time. However, unlike the ownership of our owned off-campus properties, the unique features of our ownership interest in our on-campus participating properties cause the value of these properties to diminish over time. For example, since the ground leases under which we operate the participating properties require the reinvestment from operations of specified amounts for capital expenditures and for the repayment of debt while our interest in these properties terminates upon the repayment of the debt, such capital expenditures do not increase the value of the property to us and mortgage debt amortization only increases the equity of the ground lessor. Accordingly, when considering our FFO, we believe it is also a meaningful measure of our performance to modify FFO to exclude the operations of our on-campus participating properties and to consider their impact on performance by including only that portion of our revenues from those properties that are reflective of our share of net cash flow and the management fees that we receive, both of which increase and decrease with the operating measure of the properties, a measure referred to herein as FFOM.

Funds From Operations--Modified for Operational Performance of On-Campus Participating Properties:


                                               Period from
                                                August 17,     Three Months     Three Months       Nine Months        Nine Months
                                                 2004 to           Ended           Ended              Ended              Ended
                                              September 30,      September     September 30,      September 30,        September
                                                   2004          30, 2004           2003               2004            30, 2003
                                              ---------------  --------------  ---------------    ---------------    --------------
Funds From Operations                          $      (174)     $   (2,641)     $       690        $     2,351        $    6,133
Elimination of operations of on-campus
  participating properties:
  Net loss from on-campus participating
    properties                                         156             968            1,273                948             1,032
  Amortization of investment in on-campus
    participating properties                          (438)           (950)            (821)            (2,660)           (2,420)
                                              ---------------  --------------  ---------------    ---------------    --------------
                                                      (456)         (2,623)           1,142                639             4,745
Modifications to reflect operational
  performance of on-campus participating
  properties:
  Our share of net cash flow (*)                       115             302               43                698               302
  Management fees                                       97             158              141                586               525
                                              ---------------  --------------  ---------------    ---------------    --------------
Impact of On-Campus Participating Properties           212             460              184              1,284               827
                                              ---------------  --------------  ---------------    ---------------    --------------
Funds from Operations - Modified for
  Operational Performance of On-Campus
  Participating Properties (FFOM)              $      (244)     $   (2,163)     $     1,326        $     1,923        $    5,572
                                              ===============  ==============  ===============    ===============    ==============

FFOM per share - basic                         $     (0.02)
                                              ===============
FFOM per share - diluted                       $     (0.02)
                                              ===============
Weighted-average common shares outstanding:
   Basic                                        12,290,256
                                              ===============
   Diluted                                      12,290,256
                                              ===============

(*) 50% of the properties' net cash available for distribution after payment of operating expenses, debt service (including repayment of principal) and capital expenditures. Schedule reflects amounts accrued for the 50% lessor distribution for all periods presented.


This narrower measure of performance measures our profitability for these properties in a manner that is similar to the measure of our profitability from our services business where we similarly incur no initial or ongoing capital investment in a property and derive only consequential benefits from capital expenditures and debt amortization. We believe, however, that

             AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES AND
                           AMERICAN CAMPUS PREDECESSOR

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


this narrower measure of performance is inappropriate in traditional real estate ownership structures where debt amortization and capital expenditures enhance the property owner's long-term profitability from its investment.

Our FFOM may have limitations as an analytical tool because it reflects the unique contractual calculation of net cash flow from our on-campus participating properties, which is different from that of our off campus owned properties. Additionally, FFOM reflects features of our ownership interests in our on-campus participating properties that are unique to us. Companies that are considered to be in our industry may not have similar ownership structures; and therefore those companies may not calculate a FFOM in the same manner that we do, or at all, limiting its usefulness as a comparative measure. We compensate for these limitations by relying primarily on our GAAP and FFO results and using our modified FFO only supplementally.

INFLATION

Our leases do not typically provide for rent escalations. However, they typically do not have terms that extend beyond 12 months. Accordingly, although on a short term basis we would be required to bear the impact of rising costs resulting from inflation, we have the opportunity to raise rental rates at least annually to offset such rising costs. However, a weak economic environment or declining student enrollment at our principal universities may limit our ability to raise rental rates.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. Market risk factors have not changed significantly since filing our Form S-11 on August 11, 2004.


CONTROLS AND PROCEDURES


EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We have adopted and maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(b), we have carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures for the quarter covered by this report were effective at the reasonable assurance level.

There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

             AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES AND
                           AMERICAN CAMPUS PREDECESSOR


PART II. OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None.

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)     None.

(b)     None.

(c)     None.


ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

Not applicable.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the period from August 17, 2004 to September 30, 2004

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

REPORTS ON FORM 8-K

The Company filed the following Current Reports on Form 8-K during the period from August 17, 2004 to September 30, 2004:

        On August 19, 2004, we filed a Form 8-K with the Securities and Exchange Commission under Item 5 to report the Operating Partnership entering into a Credit Agreement with Deutsche Bank Trust Company Americas and Citigroup Global Markets Inc. and certain of their affiliates.

        On September 14, 2004, we furnished to the Securities and Exchange Commission under Item 9 of Form 8-K a copy of our Press Release, dated September 13, 2004, regarding the exercise of our underwriters' option to purchase an additional 515,000 shares of our common stock.

        On September 29, 2004, we filed a Form 8-K with the Securities and Exchange Commission under Item 1 to report the a wholly owned subsidiary of the Operating Partnership entering into an Agreement to purchase five student housing properties located in Florida.

SIGNATURES
----------


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

        Dated:     November 15, 2004



                                   AMERICAN CAMPUS COMMUNITIES, INC.


                                       BY:  /S/ WILLIAM C. BAYLESS, JR.

                                          -------------------------------------



                                          WILLIAM C. BAYLESS, JR.
                                          PRESIDENT, CHIEF EXECUTIVE OFFICER
                                          AND DIRECTOR


                                       BY:  /S/ BRIAN B. NICKEL

                                          -------------------------------------



                                          BRIAN B. NICKEL
                                          EXECUTIVE VICE PRESIDENT, CHIEF
                                          INVESTMENT OFFICER, SECRETARY AND
                                          DIRECTOR


                                       BY:  /S/ MARK J. HAGER

                                          -------------------------------------



                                          MARK J. HAGER
                                          EXECUTIVE VICE PRESIDENT,
                                          CHIEF FINANCIAL AND ACCOUNTING
                                          OFFICER AND TREASURER