Form 10-K
period 2004-12-31
AMERICAN CAMPUS COMMUNITIES INC
filed 2005-03-30
CIK 1283630

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________________ to __________________.

                        Commission file number 001-32265

                        AMERICAN CAMPUS COMMUNITIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


               MARYLAND                                  76-0753089
   (STATE OR OTHER JURISDICTION OF            (IRS EMPLOYER IDENTIFICATION NO.)
    INCORPORATION OR ORGANIZATION)

   805 LAS CIMAS PARKWAY, SUITE 400                         78746
              AUSTIN, TX                                  (ZIP CODE)
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (512) 732-1000
               REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

      (TITLE OF EACH CLASS)         (NAME OF EACH EXCHANGE ON WHICH REGISTERED)
---------------------------------- ---------------------------------------------
   Common Stock, $.01 par value               New York Stock Exchange

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                      None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The common equity of American Campus Communities, Inc. was not publicly traded as of the end of our most recently completed second fiscal quarter, and accordingly American Campus Communities, Inc. does not meet the definition of an accelerated filer under Rule 12b-2 of the Securities Exchange Act of 1934.

There were 12,669,782 shares of American Campus Communities, Inc.'s common stock with a par value of $0.01 per share outstanding as of the close of business on March 18, 2005.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III of this report incorporates information by reference from the definitive Proxy Statement for the 2005 Annual Meeting of Stockholders.


                                    FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 2004



                                TABLE OF CONTENTS

                                                                                               PAGE NO.
                                                                                             -------------
 PART I.
    Item 1.      Business                                                                          1
    Item 2.      Properties                                                                        8
    Item 3.      Legal Proceedings                                                                12
    Item 4.      Submission of Matters to a Vote of Security Holders                              12

 PART II.
    Item 5.      Market for Registrant's Common Equity and Related Stockholder Matters            12
    Item 6.      Selected Financial Data                                                          13
    Item 7.      Management's  Discussion and Analysis of Financial  Condition and Results of
                 Operations                                                                       15
    Item 7A.     Quantitative and Qualitative Disclosures About Market Risk                       35
    Item 8.      Financial Statements and Supplementary Data                                      35
    Item 9.      Changes in and  Disagreements  with  Accountants on Accounting and Financial
                 Disclosure                                                                       35
    Item 9A.     Controls and Procedures                                                          35

PART III.
    Item 10.     Directors and Executive Officers of the Registrant                               36
    Item 11.     Executive Compensation                                                           36
    Item 12.     Security Ownership of Certain Beneficial Owners and Management                   36
    Item 13.     Certain Relationships and Related Transactions                                   36
    Item 14.     Principal Accountant Fees and Services                                           36

PART IV.
    Item 15.     Exhibits and Financial Statement Schedules                                       37

SIGNATURES                                                                                        39

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW / INITIAL PUBLIC OFFERING

As used herein, the terms "the Company," "us," "we" and "our" as used in this report refer to American Campus Communities, Inc. Through our controlling interest in American Campus Communities Operating Partnership, L.P. (the "Operating Partnership"), of which we (through a wholly owned subsidiary) are the sole general partner, and the subsidiaries of the Operating Partnership, including American Campus Communities Services, Inc., which serves as our taxable REIT subsidiary ("TRS"), the Company is one of the largest private owners, managers and developers of high quality student housing properties in the United States in terms of beds owned and under management. We are a fully integrated, self-managed and self-administered equity REIT with expertise in the acquisition, design, financing, development, construction management, leasing and management of student housing properties. As of December 31, 2004, we owned, through our Operating Partnership, 18 student housing properties containing approximately 13,000 beds and 4,300 apartment units. Our owned portfolio included 13 owned off-campus properties that are in close proximities to public colleges and universities and five on-campus properties operated under ground/facility leases with the related university systems. These communities contain modern housing units, offer resort-style amenities and are supported by a classic resident assistant system and other student-oriented programming. Additionally, as of December 31, 2004, through our TRS, we also provided third party property management and leasing services for 19 student housing properties (13 of which we served as the third party developer and construction manager) that represented approximately 11,300 beds in approximately 4,500 units. Third party management and leasing services are typically provided pursuant to multi-year management contracts that have an initial term that ranges from two to five years. As of December 31, 2004, our total owned and managed portfolio included 37 properties that represented more than 24,300 beds in more than 8,800 units.

The Company was formed to succeed certain businesses of the American Campus Communities Predecessor (the "Predecessor"), which was not a legal entity but rather a combination of real estate entities under common ownership and voting control collectively doing business as American Campus Communities, L.L.C. and Affiliated Student Housing Properties. Our Predecessor entities were engaged in the student housing business since 1993. Our initial public offering ("IPO") was consummated on August 17, 2004, concurrent with the consummation of various formation transactions, and consisted of the sale of 12,100,000 shares of the Company's common stock at a price per share of $17.50, generating gross proceeds of approximately $211.8 million. The aggregate proceeds to the Company, net of the underwriters' discount and offering costs, were approximately $189.4 million. In connection with the exercise of the underwriters' over-allotment option on September 15, 2004, the Company issued an additional 515,000 shares of common stock at the IPO price per share, generating an additional $9.0 million of gross proceeds and $8.4 million in net proceeds after the underwriters' discount and offering costs. In connection with the IPO, we completed the following formation transactions:

     o Redeemed 100% of the ownership interests of the Predecessor owner in RAP Student Housing Properties L.L.C. ("RAP SHP") for approximately $80.2 million.
     o Acquired the minority ownership interest of Titan Investments II ("Titan") in certain owned off-campus properties in exchange for approximately $5.7 million.
     o Repaid certain construction and permanent indebtedness totaling approximately $105.5 million.
     o Distributed The Village at Riverside and certain other non-core assets to our Predecessor owner (by RAP SHP).
     o Entered into a senior secured revolving credit facility with a maximum limit of $75 million subject to certain ratios and covenants.

BUSINESS OBJECTIVES, INVESTMENT STRATEGIES, AND OPERATING SEGMENTS

       BUSINESS OBJECTIVES

Our primary business objectives are to create long-term stockholder value by deploying capital to develop, redevelop, acquire and operate student housing communities, and also to sell communities when they no longer meet our long-term investment strategy or when market conditions are favorable. We believe we can achieve these objectives by continuing to implement our investment strategies and successfully manage our operating segments, as described below.

     INVESTMENT STRATEGIES

We seek to own high quality, well designed and well located student housing properties. We seek to acquire or develop properties in under-serviced markets that have stable or increasing student populations, are in submarkets with high barriers to entry, that provide an opportunity for substantial economic growth as a result of their differentiated design and close proximity to campuses, or through our superior operational capabilities. We believe that our reputation and close relationship with universities give us an advantage in sourcing acquisitions and developments and obtaining municipal approvals and community support for our development projects.

ACQUISITIONS: From May 1999 to December 2001, we acquired nine properties, eight of which we still owned at December 31, 2004. Also, at December 31, 2004, we had five properties under contract to purchase, which closed in February 2005. These properties contain approximately 2,200 units and 7,700 beds. We believe that our relationship with university systems and individual educational institutions, our knowledge of the student housing market and our prominence as the first publicly-traded REIT focused exclusively on student housing in the United States will afford us a competitive advantage in acquiring additional student housing properties.

DEVELOPMENT: Since 1996, we have developed eight of our owned properties, consisting of four owned off-campus properties and four on-campus participating properties, including three off-campus developments that were completed and opened in Fall 2004. In addition, in August 2004, we commenced construction of an approximate $36.1 million owned off-campus development located in close proximity to the campus of State University of New York - Buffalo. This project sits on a 19.5 acre site and consists of nine buildings containing 269 units featuring 828 private bedroom and bathroom accommodations. This community also contains a clubhouse featuring resort style amenities. In December 2004, we also commenced construction on Cullen Oaks Phase II, an approximate $17.0 million on-campus participating property consisting of approximately 180 units and 354 beds located on the University of Houston campus. These projects are scheduled to open in August of 2005 in conjunction with the commencement of the 2005/2006 academic year.

Our experienced development staff will continue to identify and acquire land parcels in close proximity to colleges and universities that offer location advantages or that allow for the development of unique products that offer a competitive advantage. We will also continue to benefit from opportunities derived from our extensive network with colleges and universities as well as our relationship with certain developers with whom we have previously developed off-campus student housing properties.

     OPERATING SEGMENTS

We define business segments by their distinct customer base and service provided. We have identified four reportable segments: Owned Off-Campus Properties, On-Campus Participating Properties, Development Services, and Property Management Services. For a detailed financial analysis of our segments' results of operations and financial position, please refer to Note 16 in the accompanying Notes to Consolidated and Combined Financial Statements contained in Item 8.

     PROPERTY OPERATIONS

UNIQUE LEASING CHARACTERISTICS: Student housing properties are typically leased by the bed on an individual lease liability basis, unlike multifamily housing where leasing is by the unit. Individual lease liability limits each resident's liability for his or her own rent without liability for a roommate's rent. A parent or guardian is required to execute each lease as a guarantor unless the resident provides adequate proof of income. The number of lease contracts that we administer are therefore equivalent to the number of beds occupied and not the number of units. Unlike traditional multifamily housing, most of our leases commence and terminate on the same dates and may have terms of 9, 10, or 12 months. (Please refer to the property table contained in Item 2 - Properties for a listing of the typical lease terms at our properties.) As an example, in the case of our typical 12-month leases, these dates coincide with the commencement of the universities' Fall academic term and typically terminate at the completion of the last subsequent summer school session. As such, we must re-lease each property in its entirety each year.

MANAGEMENT PHILOSOPHY: Our management philosophy is based upon meeting the following objectives:

     o Satisfying the specialized needs of residents by providing the highest levels of customer service;

     o Developing and maintaining an academically oriented environment via a premier residence life/student development program;

     o    Maintaining each project's physical plant in top condition;

     o Maximizing revenue through the development and implementation of a strategic annual marketing plan and leasing administration program; and

     o Maximizing cash flow through maximizing revenue coupled with prudent control of expenses.

OWNED OFF-CAMPUS PROPERTIES: As of December 31, 2004, our Owned Off-Campus Properties segment consisted of 13 owned off-campus properties that are in close proximity to 16 public colleges and universities in nine states. Off-campus properties are generally located in close proximity to the school campus, generally with pedestrian, bicycle, or University shuttle access. We tend to offer more relaxed rules and regulations than on-campus housing that are more appealing to upper-classmen. We believe that the support of colleges and universities can be beneficial to the success of our off-campus properties. We actively seek to have these institutions recommend our off-campus facilities to their students or to provide us with mailing lists so that we may directly market to students and parents. In some cases, the institutions actually promote our off-campus facilities in their recruiting and admissions literature. In cases where the educational institutions do not offer recommendations for off-campus housing or mailing lists, most nonetheless provide lists of suitable properties to their students, and we continually work to ensure that our properties are on these lists in each of the markets that we serve.

Due to the unique structure of our leases, as discussed above, we may experience reduced cash flows during the summer months. Additionally, changes in university admission policies could adversely affect this segment. For example, if a university reduces the number of student admissions or requires that a certain class of students (e.g., freshman) live in a university owned facility, the demand for beds at our properties may be reduced and our occupancy rates may decline. While we may engage in marketing efforts to compensate for such changes in admission policies, we may not be able to affect such marketing efforts prior to the commencement of the annual lease-up period or our additional marketing efforts may not be successful.

This segment is subject to competition for tenants with on-campus housing owned by colleges and universities. Colleges and universities can generally avoid real estate taxes and borrow funds at lower interest rates than us (and other private sector operators), thereby decreasing their operating costs. Residence halls owned and operated by the primary colleges and universities in the markets of our owned properties typically charge lower rental rates, but offer fewer amenities than those charged by our properties. Additionally, most universities are only able to house a small percentage of their overall enrollment, and are therefore highly dependant upon the off-campus market to provide housing for their students. High-quality, well run off-campus student housing can be a critical component to an institution's ability to attract and retain students. Therefore, developing and maintaining good relationships with educational institutions can result in a privately owned off-campus facility becoming, in effect, an extension of the institution's housing program, with the institution providing highly valued references and recommendations to students and parents.

This segment also competes with national and regional owner-operators of off-campus student housing in a number of markets as well as with smaller local owner-operators. Therefore, the performance of this segment could be affected by the construction of new off-campus residences in close proximity to our existing properties, increases or decreases in the general levels of rents for housing in competing communities, increases or decreases in the number of students enrolled at one or more of the colleges or universities in the market of a property, and other general economic conditions.

ON-CAMPUS PARTICIPATING PROPERTIES: Our On-Campus Participating Properties segment includes on-campus leaseholds owned by our TRS that are operated under ground/facility leases with the related university systems. We participate with two university systems in the operations and cash flows of five on-campus participating properties under long-term ground/facility leases. The subject universities hold title to both the land and improvements on these properties.

Under our ground/facility leases, we receive an annual distribution representing 50% of these properties' net cash available for distribution after payment of operating expenses (which includes our management fees), debt service (which includes repayment of principal) and capital expenditures. We also manage these properties under multi-year management agreements and are paid a management fee representing 5% of receipts.

While the terms of each specific ground/facility lease agreement tend to vary in certain respects, the following terms are generally common to all: (i) a term of 30-40 years, subject to early termination upon repayment of the mortgage financing, which generally has a 25-year amortization; (ii) ground/facility lease rent of a nominal amount (e.g., $100 per annum over the lease term) plus 50% of net cash flow; (iii) The right of first refusal by the institution to purchase our leasehold interest in the event we propose to sell it to any third party; (iv) an obligation by the educational institution to promote the project, include information relative to the project in brochures and mailings and to permit us to advertise the project; (v) the requirement to receive the educational institution's consent to increase rental rates by a percentage greater than the percentage increase in our property operating expenses plus the amount of any increases in debt service, and (vi) the option of the institution to purchase our interest in and assume management of the facility, with the purchase price calculated at the discounted present cash value of our leasehold interest, resulting in a significant reduction in our portfolio but not necessarily our net income.

We do not have access to the cash flows and working capital of these on-campus participating properties except for the annual net cash distribution. Additionally, a substantial portion of these properties' cash flow is dedicated to capital reserves required under the applicable property indebtedness and to the amortization of such indebtedness. These amounts do not increase our economic interest in these properties since our interest, including our right to share in the net cash available for distribution from the properties, terminates upon the amortization of their indebtedness. Our economic interest in these properties is therefore limited to our interest in the net cash flow and management fees from these properties. Accordingly, when considering these properties' contribution to our operations, we focus upon our share of these properties' net cash available for distribution and the management fees that we receive from these properties rather than upon their contribution to our gross revenues and expenses for financial reporting purposes.

Our on-campus participating properties are susceptible to some of the same risks as our owned off-campus properties discussed above, including: (i) seasonality in rents; (ii) annual re-leasing that is highly dependent on marketing and university admission policies; and (iii) competition for tenants from other on-campus housing operated by educational institutions or other off-campus properties.

     THIRD PARTY SERVICES

Our third party services are typically provided to university and college clients. The majority of our third party management services are provided to clients for whom we also provide development services. While management evaluates the operational performance of our third party services based on the distinct segments identified below, at times, we also evaluate these segments on a combined basis.

DEVELOPMENT SERVICES: Our Development Services segment consists of development and construction management services that we provide through our TRS for third party owners. These services range from short-term consulting projects to long-term full-scale development and construction projects. Revenues earned on such contracts are recognized as deliverables are provided or, in the case of long-term full-scale development and construction projects, based on the percentage-of-completion method. We typically provide these services to colleges and universities seeking to modernize their on-campus student housing properties. They look to us to bring our student housing experience and expertise to ensure they develop marketable, functional, and financially sustainable facilities. Educational institutions usually seek to build housing that will enhance their recruitment and retention of students while facilitating their academic objectives. Most of these development service contracts are awarded via a competitive request for proposal or RFP process that qualifies developers based on their overall capability to provide specialized student housing design, development, construction management, financial structuring, and property management services. Our development services typically include pre-development, design and financial structuring services. Our pre-development services typically include feasibility studies for third party owners and design services. Feasibility studies include (i) initial feasibility analysis, (ii) review of conceptual design, and (iii) assistance with master planning. Some of the documents produced in this process include the conceptual design documents, preliminary development and operating budgets, cash flow projections and a preliminary market assessment. Our design services include (i) coordination with the architect and other members of the design team, (ii) review of construction plans and (iii) assistance with project due diligence and project budgets.

Construction management services typically consist of coordinating and supervising the construction, equipping and furnishing process on behalf of the project owner, including site visits, hiring of a general contractor and project professionals, and full coordination and administration of all activities necessary for project completion in accordance with plans and specifications and with verification of adequate insurance.

Our development services activities benefit our primary goal of owning and operating student housing properties in a number of ways. By providing these services to others, we are able to expand and refine our unit plan and community design, the operational efficiency of our material specifications and our ability to determine market acceptance of unit and community amenities. Our development and construction management personnel enable us to establish relationships with general contractors, architects and project professionals throughout the nation. Through these services, we gain experience and expertise in residential and commercial construction methodologies under various labor conditions, including right-to-work labor markets, markets subject to prevailing wage requirements and fully unionized environments.

This segment's performance is dependent upon a number of risk factors which include, but are not limited to: (i) successfully obtaining construction and/or permanent financing on favorable terms, (ii) experiencing potential delays beyond the originally scheduled construction commencement date, (iii) completing projects on schedule, within budgeted amounts or in conformity with building plans and specifications, (iv) obtaining necessary zoning, land use, building, occupancy, and other required governmental permits and authorizations, (v) market and economic conditions that could affect occupancy and rental rates,
(vi) injuries and accidents occurring during the construction process for which we may be liable, and (vii) potential environmental liabilities including off-site disposal of construction materials. This segment is subject to competition from other specialized student housing development companies as well as from national real estate development companies.

PROPERTY MANAGEMENT SERVICES: Our Property Management Services segment, conducted by our TRS, includes revenues generated from third party management contracts in which we are typically responsible for all aspects of operations, including marketing, leasing administration, facilities maintenance, business administration, accounts payable, accounts receivable, financial reporting, capital projects, and residence life student development. As of December 31, 2004, we provided third party management and leasing services for 19 student housing properties that represented approximately 11,300 beds in approximately 4,500 units, 13 of which we developed. We provide these services pursuant to multi-year management agreements (generally ranging between two to five years).

There are inherent risks associated with managing third party properties, including changes in university operating standards or philosophies, which may impact the profitability of our management contracts and may result in the termination of such third party contracts. There are several housing options that compete with our third party managed properties including, but not limited to, multifamily housing, for-rent single family dwellings, other off-campus specialized student housing and the aforementioned on-campus participating properties.

AMERICANS WITH DISABILITIES ACT AND FEDERAL FAIR HOUSING ACT

Many laws and governmental regulations are applicable to our properties and changes in the laws and regulations, or their interpretation by agencies and the courts, occur frequently. Our properties must comply with Title III of the Americans with Disabilities Act, or ADA, to the extent that such properties are "public accommodations" as defined by the ADA. The ADA may require removal of structural barriers to access by persons with disabilities in certain public areas of our properties where such removal is readily achievable. We believe that the existing properties are in substantial compliance with the ADA and that we will not be required to make substantial capital expenditures to address the requirements of the ADA. However, noncompliance with the ADA could result in imposition of fines or an award of damages to private litigants. The obligation to make readily achievable accommodations is an ongoing one, and we will continue to assess our properties and to make alterations as appropriate in this respect.

Under the Federal Fair Housing Act and state fair housing laws, discrimination on the basis of certain protected classes is prohibited. Violation of these laws can result in significant damage awards to victims. The Company has a strong policy against any kind of discriminatory behavior and trains its employees to avoid discrimination or the appearance of discrimination. There is no assurance, however, that an employee will not violate the Company's policy against discrimination and thus violate fair housing laws. This could subject the Company to legal actions and the possible imposition of damage awards.

ENVIRONMENTAL MATTERS

Under various laws and regulations relating to the protection of the environment, an owner of real estate may be held liable for the costs of removal or remediation of certain hazardous or toxic substances located on or in its property. These laws often impose liability without regard to whether the owner was responsible for, or even knew of, the presence of such substances. The presence of such substances may adversely affect the owner's ability to rent or sell the property or use the property as collateral. Independent environmental consultants conducted Phase I environmental site assessments (which involve visual inspection but not soil or groundwater analysis) on all of the owned off-campus properties and on-campus participating properties in our existing portfolio. Phase I environmental site assessments did not reveal any environmental liabilities that would have a material adverse effect on us. In addition, we are not aware of any environmental liabilities that management believes would have a material adverse effect on the Company. There is no assurance that Phase I environmental site assessments would reveal all environmental liabilities or that environmental conditions not known to us may exist now or in the future which would result in liability to the Company for remediation or fines, either under existing laws and regulations or future changes to such requirements.

From time to time, the United States Environmental Protection Agency, or EPA, designates certain sites affected by hazardous substances as "Superfund" sites pursuant to CERCLA. Superfund sites can cover large areas, affecting many different parcels of land. Although CERCLA imposes joint and several liability for contamination on property owners and operators regardless of fault, the EPA may choose to pursue potentially responsible parties ("PRPs") based on their actual contribution to the contamination. PRPs are liable for the costs of responding to the hazardous substances. Each of Commons on Apache, The Village at University and University Village at San Bernardino (disposed of in January
2005) are located within federal Superfund sites. The EPA designated these areas as Superfund sites because groundwater underneath these areas is contaminated. We have not been named, and do not expect to be named, as a PRP with respect to these sites. However, there can be no assurance regarding potential future developments concerning such sites.

INSURANCE

We carry comprehensive liability and property insurance on our properties, which we believe is of the type and amount customarily obtained on real property assets. We intend to obtain similar coverage for properties we acquire in the future. However, there are certain types of losses, generally of a catastrophic nature, such as losses from floods or earthquakes, that may be subject to limitations in certain areas. When not otherwise contractually stipulated, we exercise our judgment in determining amounts, coverage limits, and deductibles, in an effort to maintain appropriate levels of insurance on our investments. If we suffer a substantial loss, our insurance coverage may not be sufficient due to market conditions at the time or other unforeseen factors. Inflation, changes in building codes and ordinances, environmental considerations and other factors also might make it infeasible to use insurance proceeds to replace a property after it has been damaged or destroyed.

EMPLOYEES

As of December 31, 2004, we had approximately 739 employees, consisting of:

     o approximately 194 on-site employees in our owned off-campus properties segment, including 74 Resident Assistants;

     o approximately 89 on-site employees in our on-campus participating properties segment, including 44 Resident Assistants;

     o approximately 401 employees in our third party property management services segment, including 381 on-site employees and 20 corporate office employees;

     o approximately 19 corporate office employees in our third party development services segment; and

     o approximately 36 executive, corporate administration and financial personnel.

Our employees are not currently represented by a labor union.

OFFICES AND WEBSITE

Our principal executive offices are located at 805 Las Cimas Parkway, Suite 400, Austin, Texas 78746. Our telephone number at that location is (512) 732-1000. We also have a regional office located at 4199 Campus Drive, Suite 550, Irvine, California 92612 and have management offices in each of our properties.

Our website is located at www.americancampuscommunities.com or www.studenthousing.com. We make available free of charge through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Securities Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. Our website also contains copies of our Corporate Governance Guidelines and Code of Business Ethics as well as the charters of our Nominating and Corporate Governance, Audit, and Compensation committees. The information on our website is not part of this filing.

FORWARD-LOOKING STATEMENTS

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

Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following: general risks affecting the real estate industry (including, without limitation, the inability to enter into or renew leases, dependence on tenants' financial condition, and competition from other developers, owners and operators of real estate); risks associated with the availability and terms of financing and the use of debt to fund acquisitions and developments; failure to manage effectively our growth and expansion into new markets or to integrate acquisitions successfully; risks and uncertainties affecting property development and construction (including, without limitation, construction delays, cost overruns, inability to obtain necessary permits and public opposition to such activities); risks associated with downturns in the national and local economies, increases in interest rates, and volatility in the securities markets; costs of compliance with the Americans with Disabilities Act and other similar laws; potential liability for uninsured losses and environmental contamination; risks associated with our Company's potential failure to qualify as a REIT under the Internal Revenue Code of 1986 (the "Code"), as amended, and possible adverse changes in tax and environmental laws; and risks associated with our dependence on key personnel whose continued service is not guaranteed.

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

ITEM 2.  PROPERTIES

The following table presents certain summary information about our properties. Our properties generally are modern facilities, and amenities at most of our properties include a swimming pool, basketball courts and a large community center featuring a fitness center, computer center, tanning beds, study areas, and a recreation room with billiards and other games. Some properties also have a jacuzzi/hot tub, volleyball courts, tennis courts and in-unit washers and dryers. Callaway House also has a food service facility. Three of our off-campus properties completed development and opened in Fall 2004, one owned off-campus property is currently under construction with a scheduled completion date of August 2005, and one on-campus participating property is currently under construction with a scheduled completion date of August 2005. Lease terms are generally 12 months at our off-campus properties and 9 months at our on-campus properties. Results for the year ended December 31, 2004 represent the combined historical data for our Predecessor for the period from January 1, 2004 to August 16, 2004 as well as the consolidated results for our Company for the period from August 17, 2004 to December 31, 2004. These properties are included in the Owned Off-Campus Properties and On-Campus Participating Properties segments discussed in Item 1 and the accompanying Notes to Consolidated and Combined Financial Statements contained in Item 8. All dollar amounts in this table and others herein, except share and per share amounts, are stated in thousands unless otherwise indicated.

We own fee title to all of these properties except for:

     o The Callaway House, in which we own an 80% partnership interest and are entitled to significant preferred distributions;

     o University Village at TU, which is subject to a 75-year ground lease from Temple University (with four additional six-year extensions); and

     o Five on-campus participating properties held under ground/facility leases with two university systems.


                                                                    TYPICAL     YEAR ENDED       AVERAGE
                                        DATE         PRIMARY         LEASE       DECEMBER        MONTHLY
                            YEAR      ACQUIRED/     UNIVERSITY       TERM        31, 2004        REVENUE/
       PROPERTY             BUILT     DEVELOPE        SERVED         (MOS)        REVENUE        BED (1)
------------------------    -----     --------     -------------    -------    ------------     --------
OWNED OFF-CAMPUS PROPERTIES

Commons On  Apache (2)      1987      May-99       Arizona             12       $    1,629        $ 328
                                                   State
                                                   University
                                                   Main Campus

                                                   Virginia
                                                   Polytechnic
                                                   Institute
The Village at              1990/                  and State
  Blacksburg                1998      Dec-00       University          12            3,690          331

                                                   Arizona
                                                   State
The Village on                                     University        10 or
  University                1998      Dec-99       Main Campus         12            4,593          456

                                                   The
                                                   University
                                                   of Georgia-
River Club Apartments       1996      Aug-99       Athens              12            3,342          354

                                                   The
                                                   University
                                                   of Georgia-
River Walk  Townhomes       1998      Aug-99       Athens              12            1,392          344

                                                   Texas A&M
The Callaway House (3)      1999      Mar-01       University          9             5,184  (4)     n/a  (4)

                                                   The
                                                   University
The Village at Alafaya                             of Central
  Club                      1999      Jul-00       Florida             12            5,119          491

                                                   The
                                                   University
The Village at                                     of Central
  Science Drive             2000      Nov-01       Florida             12            4,696          510

                                                   The
University Village at                              University
  Boulder Creek (5)                                of Colorado
                            2002      Aug-02       at Boulder          12            2,617          673
                                                                                -----------      -------


SUBTOTAL - SAME STORE OWNED OFF-CAMPUS PROPERTIES                                   32,262          424

                                                   California
                                                   State
University Village at                 Aug-04       University,
  Fresno (6)                2004      (6)          Fresno              12            1,013          501

                                                   California
                                                   State
University   Village                               University,
  at San                              Sep-04       San
  Bernardino (6) (7)        2004      (6)          Bernardino          9             1,181          578

University Village at                 Aug-04       Temple
  TU (6) (8)                2004      (6)          University          12            2,210          606

                                                   State
University Village at                              University
  Sweet Home (9)                                   of New York
                            2005      Aug-05       - Buffalo           12               12          n/a
                                                                                -----------      -------

SUBTOTAL - NEW  OWNED OFF-CAMPUS PROPERTIES                                          4,416          572
                                                                                -----------      -------

TOTAL - OWNED OFF-CAMPUS PROPERTIES                                             $   36,678       $  459
                                                                                -----------      -------



                                                       2004
                                                      AVERAGE     OCCUPANCY
                                                     OCCUPANCY      AS OF        # OF       # OF       # OF
       PROPERTY                                        (1)         12/31/04      BLDGS      UNITS      BEDS
------------------------                             ---------    ----------    -------    -------    ------

OWNED OFF-CAMPUS PROPERTIES

Commons On  Apache (2)                                   86.3%       100.0%         6        111        444







The Village at
  Blacksburg                                             85.7%        98.6%        26        288      1,056



The Village on
  University                                             84.7%        95.1%        20        288        918




River Club Apartments                                    96.1%        93.3%        18        266        794




River Walk  Townhomes                                    95.7%        98.2%        20        100        340


The Callaway House (3)                                   71.7%       101.9%         1        173        538



The Village at Alafaya
  Club                                                   97.4%        96.5%        20        228        840



The Village at
  Science Drive                                          97.9%        99.5%        17        192        732


University Village at
  Boulder Creek (5)
                                                         93.4%        87.1%         4         82        309
                                                      ---------    ---------    ------     ------     ------


SUBTOTAL - SAME STORE OWNED OFF-CAMPUS PROPERTIES        89.7%        97.0%       132      1,728      5,971



University Village at
  Fresno (6)                                             99.7%        99.5%         9        105        406



University   Village
  at San
  Bernardino (6) (7)                                     96.2%        95.6%         6        132        480

University Village at
  TU (6) (8)                                             96.4%        99.7%         3        220        749


University Village at
  Sweet Home (9)
                                                           n/a          n/a         9        269        828
                                                      ---------    ---------    ------     ------     ------

SUBTOTAL - NEW  OWNED OFF-CAMPUS PROPERTIES              96.3%        98.5%        27        726      2,463
                                                      ---------    ---------    ------     ------     ------

TOTAL - OWNED OFF-CAMPUS PROPERTIES                      91.2%        97.3%       159      2,454      8,434
                                                      ---------    ---------    ------     ------     ------


                                                                    TYPICAL     YEAR ENDED       AVERAGE
                                       DATE          PRIMARY         LEASE       DECEMBER        MONTHLY
                           YEAR      ACQUIRED/     UNIVERSITY        TERM        31, 2004        REVENUE/
       PROPERTY            BUILT     DEVELOPED       SERVED          (MOS)       REVENUE         BED (1)
-----------------------    -----     ---------    --------------    ------     ------------      --------
ON-CAMPUS PARTICIPATING PROPERTIES (10) (11)

                                                  Prairie View
University Village -       1996/     Aug-96-      A&M
  PVAMU                    97/98     Aug-98       University          9        $     7,480         $ 381


                                                  Texas A&M
University  Village  -                            International
  TAMIU                    1997      Aug-97       University          9                952           406

                                                  Prairie View
University  College  -     2000/     Aug-00       A&M
  PVAMU                    2003      Aug-03       University          9              5,812           417

                                                  The
                                                  University        9 and
Cullen Oaks Phase I        2001      Aug-01       of Houston        12               3,174           642

                                                  The
Cullen  Oaks  Phase II (9)                        University        9 and
                           2005      Aug-05       of Houston          12                 -           n/a
                                                                               ------------      --------
TOTAL - ON-CAMPUS PARTICIPATING  PROPERTIES
                                                                                    17,418           428
                                                                               ------------      --------

GRAND TOTAL- ALL PROPERTIES                                                    $    54,096  (12)   $ 447  (13)
                                                                               ============      ========



                                                 2004
                                               AVERAGE      OCCUPANCY
                                               OCCUPANCY       AS OF       # OF       # OF       # OF
       PROPERTY                                  (1)         12/31/04      BLDGS      UNITS       BEDS
-----------------------                        ---------    -----------    ------     ------     -------

ON-CAMPUS PARTICIPATING PROPERTIES (10) (11)


University Village -
  PVAMU                                           97.1%        99.2%         30        612       1,920



University  Village  -
  TAMIU                                           81.1%        66.3%          4         84         252


University  College  -
  PVAMU                                           89.3%        98.6%         14        756       1,470



Cullen Oaks Phase I                               92.1%        98.3%          3        231         525


Cullen  Oaks  Phase II (9)
                                                    n/a          n/a          1        180         354
                                               ---------    ---------    -------    -------      ------
TOTAL - ON-CAMPUS PARTICIPATING  PROPERTIES       92.8%        96.9%         52      1,863       4,521

                                               ---------    ---------    -------    -------      ------

GRAND TOTAL- ALL PROPERTIES                       91.8%        97.1%        211      4,317       12,955
                                               =========    =========    =======    =======      ======

(1) Average monthly revenue per bed is calculated based upon our base rental revenue for the year ended December 31, 2004 divided by average occupied beds over the typical lease term. Average occupancy is calculated based on the average number of occupied beds (including beds occupied by staff) during the year ended December 31, 2004 divided by total beds. Average occupancy for our owned off-campus properties includes the decrease in occupancy occurring during the summer months.
(2) Commons on Apache is 100% leased for the 2004-2005 academic year by Arizona State University for a minimum rental of approximately $1.7 million.
(3) Although we hold an 80% interest in the property, because of our preferred distribution rights, we currently receive substantially all of the property's net cash flow.
(4) As rent at this property includes food services, revenue is not comparable to the other properties in this chart. Subsequent to our IPO, this property's food services revenue is now recognized by our TRS.
(5) We developed for a third party a competing 994-bed on-campus residence hall for the University of Colorado that opened 495 beds in the Fall 2003 semester. The second phase of 499 beds opened in the Fall 2004 semester.
(6) These properties completed construction and opened in the Fall 2004 semester. Average occupancy is calculated based on the period these properties were operating in 2004.
(7) In November 2004, California State University exercised its option to purchase this property for $28.3 million. The disposition was consummated in January 2005. This property is included in discontinued operations discussed in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8 - Consolidated and Combined Financial Statements.
(8)     Subject to a 75-year ground lease from Temple University.
(9)     Currently under development with a scheduled completion date of August
        2005.
(10) Although our on-campus participating properties accounted for 43.2% of our units, 34.9% of our beds and 28.6% of our revenues for the year ended December 31, 2004, because of the structure of their ownership and financing we have only received approximately $0.8 million in distributions of excess cash flow during the year ended December 31, 2004. The ground/facility leases through which we own our on-campus participating properties provide that the university lessor may purchase our interest in and assume the management of the facility.
(11) Subject to ground/facility leases with their primary university systems. Average occupancy is calculated based on the 9-month academic year (excluding the summer months).
(12) Excludes revenue from Coyote Village, which was transferred to Weatherford College in 2004, and revenue from The Village at Riverside, which following the IPO is owned by an entity affiliated with our Predecessor owners. Includes revenue from San Bernardino, which was sold in January 2005. These revenues are included in discontinued operations discussed in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8 - Consolidated and Combined Financial Statements.
(13) Does not include revenues from The Callaway House because of its food service component, which is now recognized by our TRS subsequent to our IPO.


PROPERTY ACTIVITY SUBSEQUENT TO YEAR END

        ACQUISITIONS

In February 2005, we acquired a five-property portfolio (the "Proctor Portfolio") for a purchase price of $53.5 million, including the assumption of $35.4 million of debt (excluding the impact of purchase accounting adjustments) with a weighted average interest rate of 7.4% and an average term to maturity of 6 years. We also incurred transaction costs of approximately $0.9 million and anticipate spending approximately $0.8 million of capital expenditures and approximately $0.1 of initial integration expenses to bring the properties up to our operating standards. Four of the properties are located in Tallahassee, Florida and one property is located in Gainesville, Florida. These five communities total 53 buildings, 446 units, and 1,656 beds.

In March 2005, we acquired a 136-unit, 418-bed off-campus student housing property ("CityParc") located near the University of North Texas in Denton, Texas, for a purchase price of $19.2 million, including the assumption of approximately $11.8 million of fixed-rate mortgage debt (excluding the impact of purchase accounting adjustments) with an interest rate of 5.96% that matures in 2014. We also incurred transaction costs of approximately $0.2 million and anticipate spending approximately $0.1 million of capital expenditures and approximately $35,000 of initial integration expenses to bring the property up to our operating standards.

In February 2005, we entered into a purchase and sale agreement to acquire a 396-unit, 1,044-bed off-campus student housing property ("Exchange at Gainesville") located near the University of Florida campus in Gainesville, Florida. The purchase and sale agreement contemplates a purchase price of approximately $47.5 million. We expect to incur transaction costs of approximately $0.7 million and anticipate spending approximately $0.4 million of capital expenditures and approximately $45,000 of initial integration expenses to bring the property up to our operating standards. We expect to close this acquisition at the end of the first quarter 2005 or early second quarter 2005.

        DISPOSITION

In November 2004, California State University - San Bernardino exercised its option to purchase the University Village at San Bernardino off-campus student housing property for an aggregate purchase price of approximately $28.3 million. This transaction was finalized in January 2005 resulting in net sales proceeds of approximately $28.1 million and a gain on disposition of approximately $5.9 million. This property is included in discontinued operations in the accompanying financial statements contained herein in Item 8.


ITEM 3.  LEGAL PROCEEDINGS

From time to time, we are subject to various lawsuits, claims and proceedings arising in the ordinary course of business. As of December 31, 2004, none of these were expected to have a material adverse effect on our cash flows, financial condition, or results of operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our stockholders during the quarter ended December 31, 2004.


                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

MARKET INFORMATION

The Company's common stock has been listed and is traded on the New York Stock Exchange ("NYSE") under the symbol "ACC" since our IPO in August 2004. The following table sets forth, for the periods indicated, the high and low sale prices in dollars on the NYSE for our common stock and the distributions we declared with respect to the periods indicated.

                                                                                      DISTRIBUTIONS
                                                              HIGH         LOW          DECLARED
                                                            ---------   ----------   ---------------
        Period from August 17, 2004 to September 30, 2004   $   19.05   $    17.00     $        -
        Quarter ended December 31, 2004                     $   23.06   $    18.50     $   0.1651

HOLDERS

As of March 18, 2005, there were four holders of record of the Company's common stock and 12,615,000 shares of common stock outstanding. The holders of record do not include persons whose shares are held of record by a bank, brokerage house or clearing agency, but does include any such bank, brokerage house or clearing agency that is a holder of record.

DISTRIBUTIONS

We intend to continue to declare quarterly distributions on our common stock. The actual amount and timing of distributions, however, will be at the discretion of our Board of Directors and will depend upon our financial condition in addition to the requirements of the Code, and no assurance can be given as to the amounts or timing of future distributions. The payment of distributions is subject to restrictions under the Company's $75 million revolving credit facility described in Note 8 to the Consolidated and Combined Financial Statements in Item 8 and discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 under Liquidity and Capital Resources.

INITIAL PUBLIC OFFERING

On August 17, 2004, we consummated our IPO. The shares of common stock sold in our IPO were registered under the Securities Act of 1933, as amended, on a Registration Statement (Registration No. 333-114813) on Form S-11 that was declared effective by the Securities and Exchange Commission on August 11, 2004. All 12,100,000 shares of common stock registered under such Registration Statement were sold at a price to the public of $17.50 per share, generating gross proceeds of approximately $211.8 million. The aggregate proceeds to the Company, net of the underwriters' discount and offering costs, were approximately $189.4 million. All of the shares of common stock were sold by us and there were no selling stockholders in our IPO. In connection with the exercise of the underwriters' over-allotment option on September 15, 2004, the Company issued an additional 515,000 shares of common stock at the IPO price per share, generating an additional $9.0 million of gross proceeds and $8.4 million in net proceeds after the underwriters' discount and offering costs.

See Item 1 - Business for a discussion of the use of the IPO proceeds and related formation transactions.

EQUITY COMPENSATION PLANS

We have adopted the 2004 Incentive Award Plan (the "Plan"). The Plan provides for the grant to selected employees and directors of the Company and the Company's affiliates of stock options, profits interest units ("PIUs") in the Operating Partnership, restricted stock units ("RSUs"), restricted stock, and other stock-based incentive awards. The Company has reserved a total of 1,210,000 shares of the Company's common stock for issuance pursuant to the Plan, subject to certain adjustments for changes in the Company's capital structure, as defined in the Plan. Refer to Note 9 in the accompanying Notes to Consolidated and Combined Financial Statements in Item 8 for a more detailed description of the Plan. As of December 31, 2004, the total units and shares issued under the Plan were as follows:

                                           # OF SECURITIES TO BE             WEIGHTED-AVERAGE            # OF SECURITIES REMAINING
                                          ISSUED UPON EXERCISE OF            EXERCISE PRICE OF             AVAILABLE FOR FUTURE
                                            OUTSTANDING OPTIONS,           OUTSTANDING OPTIONS,            ISSUANCE UNDER EQUITY
                                            WARRANTS, AND RIGHTS           WARRANTS, AND RIGHTS             COMPENSATION PLANS
                                          -------------------------       ------------------------      ----------------------------
   Equity Compensation Plans
     Approved by Security Holders (2)                        7,145   (1)                     $-0-                         1,202,855
   Equity Compensation Plans Not
      Approved by Security Holders                             n/a                            n/a                               n/a

        (1) Consists of RSUs granted to independent Board of Directors members in connection with our IPO.
        (2) Table does not include 121,000 PIUs and 367,682 common stock awards in the form of an outperformance bonus plan. Upon the occurrence of certain events or the achievement of certain performance measures, these awards will be paid to the recipients in either stock or cash, at the discretion of the Compensation Committee of the Board of Directors. If these awards were included in the above table, we would have 714,173 shares available for future issuance under the Plan.


ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth selected financial and operating data on a consolidated historical basis for the Company and on a combined historical basis for the Predecessor. Results for the year ended December 31, 2004 represent the combined historical data for our Predecessor for the period from January 1, 2004 to August 16, 2004 as well as the consolidated results for our Company for the period from August 17, 2004 to December 31, 2004. The consolidated results for our Company reflect our post-IPO structure as a REIT, including the operations of the TRS, which was not present in our Predecessor operations. The combined historical financial information for the Predecessor includes:

     o the development and management service operations and real estate operations of American Campus Communities, L.L.C. (the Predecessor);
     o the real estate operations of RAP SHP and its subsidiaries (including The Village at Riverside, which we do not own after the completion of the IPO, and Coyote Village, which was transferred to Weatherford College in April 2004); and
     o the joint venture properties and operations of American Campus-Titan, LLC and American Campus-Titan II, LLC.

The following data should be read in conjunction with the Notes to Consolidated and Combined Financial Statements in Item 8 and Management's Discussion and Analysis of Financial Condition and Results of Operations included in Item 7.

                                                                      AS OF AND FOR THE YEAR ENDED DECEMBER 31,
                                                  ----------------------------------------------------------------------------
                                                      2004            2003            2002            2001            2000
                                                  ------------    ------------    ------------    ------------    ------------
STATEMENTS OF OPERATIONS INFORMATION:
Revenues                                          $     60,823    $     57,136    $     52,131    $     40,752    $     25,126
Loss from continuing operations                         (1,572)           (967)         (2,753)         (3,300)         (1,869)
Discontinued operations:
   Income (loss) attributable to
      discontinued operations                              272               7             319             361              (3)
   (Loss) gain from disposition of real estate             (39)             16             295               -               -
Net loss                                                (1,339)           (944)         (2,139)         (2,939)         (1,872)

PER SHARE AND DISTRIBUTION DATA:  (1)
Income per diluted share:
   Income from continuing operations              $       0.10
   Discontinued operations                                0.05
   Net income                                             0.15
Cash distributions declared per share / unit            0.1651
Cash distributions declared                              2,104

BALANCE SHEET DATA:
Total assets                                      $    367,628    $    330,566    $    307,658    $    295,637    $    217,151
Mortgage loans, bonds payable and
   lines of credit                                     201,014         267,518         249,706         234,449         178,442
Stockholders' and Predecessor owners'
   equity (2)                                          138,229          27,658          35,526          40,572          25,609

SELECTED OWNED PROPERTY INFORMATION:
   Owned properties                                         18              14              14              13              10
   Units                                                 4,317           3,567           3,459           3,377           2,781
   Beds                                                 12,955          10,546          10,336          10,027           8,232
   Occupancy                                              97.1%           91.5%           91.0%           93.5%           93.3%

CASH FLOW INFORMATION:
   Net cash provided by operating activities      $     17,293    $      6,862    $      7,647    $      5,338    $      3,577
   Net cash used in investing activities               (63,621)        (33,738)        (21,678)        (68,540)        (87,652)
   Net cash provided by financing activities            45,151          21,537          11,646          72,832          84,215

FUNDS FROM OPERATIONS ("FFO"):
   Net loss                                       $     (1,339)   $       (944)   $     (2,139)   $     (2,939)   $     (1,872)
   Minority interests                                     (100)            (16)            (30)           (110)            (20)
   Loss (gain) from disposition of real estate              39             (16)           (295)              -               -
   Real estate related depreciation and
      amortization                                      10,009           8,937           8,233           6,807           4,188
                                                  ------------    ------------    ------------    ------------    ------------
   Funds from operations (3)(4)                   $      8,609    $      7,961    $      5,769    $      3,758    $      2,296
                                                  ============    ============    ============    ============    ============

(1) Represents per share information and cash distributions declared during the period from August 17, 2004 (our IPO date) through December 31, 2004.

(2) Information for the year ended December 31, 2004 reflects our stockholders' equity as a result of the IPO while previous years reflect our Predecessor owners' equity.

(3) As defined by the National Association of Real Estate Investment Trusts or NAREIT, funds from operations or FFO represents income (loss) before allocation to minority interests (computed in accordance with GAAP), excluding gains (or losses) from sales of property, plus real estate related depreciation and amortization (excluding amortization of loan origination costs) and after adjustments for unconsolidated partnerships and joint ventures. We present FFO because we consider it an important supplemental measure of our operating performance and believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of REITs, many of which present FFO when reporting their results. FFO is intended to exclude GAAP historical cost depreciation and amortization of real estate and related assets, which assumes that the value of real estate diminishes ratably over time. Historically, however, real estate values have risen or fallen with market conditions. Because FFO excludes depreciation and amortization unique to real estate, gains and losses from property dispositions and extraordinary items, it provides a performance measure that, when compared year over year, reflects the impact to operations from trends in occupancy rates, rental rates, operating costs, development activities and interest costs, providing perspective not immediately apparent from net income.

     We compute FFO in accordance with standards established by the Board of Governors of NAREIT in its March 1995 White Paper (as amended in November 1999 and April 2002), which may differ from the methodology for calculating FFO utilized by other equity REITs and, accordingly, may not be comparable to such other REITs. Further, FFO does not represent amounts available for management's discretionary use because of needed capital replacement or expansion, debt service obligations or other commitments and uncertainties. FFO should not be considered as an alternative to net income (loss) (computed in accordance with GAAP) as an indicator of our financial performance or to cash flow from operating activities (computed in accordance with GAAP) as an indicator of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to pay distributions.

(4) When considering our FFO, we believe it is also a meaningful measure of our performance to make certain adjustments related to our on-campus participating properties. See Management's Discussion and Analysis of Financial Condition and Results of Operations--Funds from Operations in
     Item 7 contained herein.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OUR COMPANY AND OUR BUSINESS

We are one of the largest owners, managers and developers of high quality student housing properties in the United States in terms of beds owned and under management. We are a fully integrated, self-managed and self-administered equity REIT with expertise in the acquisition, design, financing, development, construction management, leasing and management of student housing properties. As of December 31, 2004, we owned 18 high-quality student housing properties, which included approximately 4,300 apartment units and 13,000 beds. Our owned portfolio includes primarily off-campus properties that are in close proximity to public universities, contain modern housing units, offer resort-style amenities and are supported by a classic resident assistant system and other student-oriented programming.

The net operating income of these student housing communities, which is one of the financial measures that we use to evaluate community performance, is affected by the demand and supply dynamics within our markets, which drives our rental rates and occupancy levels and is affected by our ability to control operating costs. Our overall operating performance is also impacted by the general availability and cost of capital and the performance of our newly developed and acquired student housing communities. We create long-term stockholder value by accessing capital on cost effective terms, deploying that capital to develop, redevelop and acquire student housing communities and selling communities when they no longer meet our long-term investment strategy and when market conditions are favorable.

We own and operate 13 off-campus student housing properties within close proximity to 16 primary colleges and universities in nine states. Additionally, we participate with two university systems in the ownership of five on-campus properties under long-term ground/facility leases; we refer to these properties as our "on-campus participating properties." We manage all 18 of our owned properties.

We also provide development and construction management services for student housing properties owned by universities, 501(c)3 foundations and others. Our clients have included some of the nation's most prominent systems of higher education, including the State University of New York System, the University of California System, the Texas A&M University System, the Texas State University System, the University of Georgia System, the University of North Carolina System, the Purdue University System and the University of Colorado System. We have developed student housing properties for these clients and a majority of the time have been retained to manage these properties following their opening. Since 1996, we have developed and assisted in securing financing for 25 third party student housing properties, including two properties that are scheduled to open in August 2005 and August 2006. As of December 31, 2004, development fees of approximately $3.9 million remained to be earned by us with respect to third party properties that began construction in 2004. All properties are scheduled to open in 2005 except for Vista del Campo Phase II, which is scheduled to open in 2006. The following table provides certain information with respect to third party properties under construction as of December 31, 2004:


                                                               FEES PREVIOUSLY        BALANCE TO BE EARNED
                                      TOTAL CONTRACTUAL          EARNED AND            AND RECOGNIZED IN
PROPERTY                                 FEE AMOUNT              RECOGNIZED              2005 AND 2006
---------------------------------    --------------------    --------------------    -----------------------
Saint Leo University Phase II        $               375     $                83     $                  292
Vista del Campo Phase II                           3,501                      43                      3,458
West Virginia University -
   pre-development services                          400                     250                        150
                                     --------------------    --------------------    -----------------------
Total                                $             4,276     $               376     $                3,900
                                     ====================    ====================    =======================

In addition, as of December 31, 2004, we had one awarded project, Cleveland State University. This awarded project has fees of approximately $1.5 million and commenced construction in March 2005.

We also provide third party management and leasing services for 19 student housing properties that represent approximately 11,300 beds in approximately 4,500 units, 13 of which we developed. Our third party management and leasing services are typically provided pursuant to multi-year management contracts that have an initial term that ranges from two to five years. As of December 31, 2004, our total owned and managed portfolio included 37 properties that represented approximately 24,300 beds in approximately 8,800 units.

We believe that the ownership and operation of student housing communities in close proximity to selected colleges and universities present an attractive long-term investment opportunity for our investors. We intend to continue to execute our strategy of identifying existing differentiated, typically highly amenitized, student housing communities or development opportunities in close proximity to university campuses with high barriers to entry which are projected to experience substantial increases in enrollment and/or are under-serviced in terms of existing on and/or off-campus student housing. While fee revenue from our third party development, construction management and property management services allows us to develop strong and key relationships with colleges and universities, this area has over time become a smaller portion of our operations due to the continued focus on and growth of our owned property portfolio. Nevertheless, we believe these services continue to provide synergies with respect to our ability to identify, close and successfully operate student housing properties.

OUR RECENT FORMATION AS A REIT

We were formed to succeed the business of the American Campus Communities Predecessor (the "Predecessor"), which was not a legal entity but rather a combination of real estate entities under common ownership and voting control collectively doing business as American Campus Communities, L.L.C. and Affiliated Student Housing Properties, entities engaged in the student housing business since 1993. Our Company was incorporated in Maryland on March 9, 2004. Additionally, the Operating Partnership was formed and our taxable REIT subsidiary ("TRS") was incorporated in Maryland on July 14, 2004 and August 17, 2004, respectively, each in anticipation of our initial public offering of common stock (the "IPO"). The IPO was consummated on August 17, 2004, concurrent with the consummation of various formation transactions, and consisted of the sale of 12,100,000 shares of our common stock at a price per share of $17.50, generating gross proceeds of approximately $211.8 million. The aggregate proceeds to our Company, net of the underwriters' discount and offering costs, were approximately $189.4 million. In connection with the exercise of the underwriters' over-allotment option on September 15, 2004, we issued an additional 515,000 shares of common stock at the IPO price per share, generating an additional $9.0 million of gross proceeds and $8.4 million in net proceeds after the underwriters' discount. Our operations commenced on August 17, 2004 after completion of the IPO and the formation transactions, and are conducted substantially through the Operating Partnership and its wholly owned subsidiaries, including the TRS.

In connection with the IPO we completed the following formation transactions:

     |X| Redeemed 100% of the ownership interests of the Predecessor owner in RAP Student Housing Properties L.L.C. ("RAP SHP") for approximately $80.2 million.
     |X| Acquired the minority ownership interest of Titan Investments II ("Titan") in certain owned off-campus properties in exchange for approximately $5.7 million.

     |X| Repaid certain construction and permanent indebtedness totaling approximately $105.5 million.
     |X| Distributed The Village at Riverside and certain other non-core assets to our Predecessor owner (by RAP SHP).
     |X| Entered into a senior secured revolving credit facility with a maximum limit of $75 million, subject to certain ratios and covenants.


As our Predecessor was not a REIT and provided certain services to residents which are impermissible under IRS REIT regulations, in conjunction with the formation of our Company we restructured our operations relative to the provision of these services. Subsequent to the commencement of our operations as a REIT, these resident services have been provided by our TRS, resulting in lower rental revenue and higher resident services revenue.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States ("GAAP") requires management to make estimates and assumptions in certain circumstances that affect amounts reported in our consolidated and combined financial statements and related notes. In preparing these financial statements, management has utilized all available information, including its past history, industry standards and the current economic environment, among other factors, in forming its estimates and judgments of certain amounts included in the consolidated and combined financial statements, giving due consideration to materiality. It is possible that the ultimate outcome anticipated by management in formulating its estimates may not be realized. Application of the critical accounting policies below involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. In addition, other companies in similar businesses may utilize different estimation policies and methodologies, which may impact the comparability of our results of operations and financial condition to those companies.

     REVENUE AND COST RECOGNITION OF THIRD PARTY DEVELOPMENT AND MANAGEMENT SERVICES

Costs associated with the pursuit of third party development and management service contracts are expensed as incurred until such time as we have been notified of a contract award or otherwise believe that it is probable a contract will be awarded. At such time, the reimbursable portion of such costs are recorded as receivables with the remaining portion deferred and expensed in relation to the revenues earned on such contracts. Development revenues are recognized and related costs (including the costs of our development personnel involved in the project) deferred and expensed using the percentage of completion method as determined by construction costs incurred relative to the total estimated construction costs. Fees received in excess of those recognized are reflected as deferred development and construction revenue. Revenues recognized in excess of amounts received are included in other assets. Incentive fees are recognized when the project is complete and the incentive amount has been confirmed by an independent third party.

Third party management fees are generally received and recognized on a monthly basis and are computed as a percentage of property receipts, revenues or a fixed monthly amount, in accordance with the applicable management contract. Incentive management fees are recognized when the contractual criteria have been met.

      STUDENT HOUSING RENTAL REVENUE RECOGNITION AND ACCOUNTS RECEIVABLE

Student housing rental revenue is recognized on a straight-line basis over the term of the contract. Ancillary and other property related income is recognized in the period earned. In estimating the collectibility of our accounts receivable, we analyze specific resident receivables, historical bad debts, and current economic trends. These estimates have a direct impact on our net income, as an increase in our allowance for doubtful accounts reduces our net income.

      LONG-LIVED ASSETS-IMPAIRMENT

On a periodic basis, management is required to assess whether there are any indicators that the value of our real estate properties may be impaired. A property's value is considered impaired if management's estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property are less than the carrying value of the property. These estimates of cash flows consider factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors. To the extent impairment has occurred, the loss will be measured as the excess of the carrying amount of the property over the fair value of the property, thereby reducing our net income.

     LONG-LIVED ASSETS-HELD FOR SALE

Long-lived assets to be disposed of are classified as held for sale in the period in which all of the following criteria are met:

     o Management, having the authority to approve the action, commits to a plan to sell the asset

     o The asset is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets

     o An active program to locate a buyer and other actions required to complete the plan to sell the asset have been initiated

     o The sale of the asset is probable, and transfer of the asset is expected to qualify for recognition as a completed sale, within one year

     o The asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value

     o Actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.

     DISCONTINUED OPERATIONS

When material, the results of operations of a property that has either been disposed of, distributed, or is classified as held for sale is reported in discontinued operations if both of the following conditions are met: (a) the operations and cash flows of the component have been (or will be) eliminated from the ongoing operations of the Company as a result of the disposal transaction and (b) the Company will not have any significant continuing involvement in the operations of the component after the disposal transaction.

     CONSTRUCTION PROPERTY SAVINGS AND FIRE PROCEEDS

An entity formed by our Predecessor owners was entitled to any savings in the budgeted completion cost of three of our owned off-campus construction properties that were completed in Fall 2004. Additionally, upon completion of construction at University Village at TU, which occurred during Fall 2004, our Predecessor owners received a construction guarantee fee, which was paid from the remaining construction budget. In November 2004, our Predecessor owners also received insurance proceeds received by the Company in connection with the fire that occurred at the University Village at Fresno. These payments were accounted for as equity distributions.

RESULTS OF OPERATIONS

     COMPARISON OF THE YEARS ENDED DECEMBER 31, 2004 AND DECEMBER 31, 2003

The results for the year ended December 31, 2004, as presented below represent the combined financial results of our Predecessor for the period from January 1, 2004 to August 16, 2004, and the consolidated financial results of our Company for the period from August 17, 2004 to December 31, 2004. The presentation of results for the year ended December 31, 2004 below is not in accordance with GAAP and is presented only for comparison purposes. The following table presents our results of operations for the years ended December 31, 2004 and 2003, including the amount and percentage change in these results between the two periods:

                                                              12/31/2004        12/31/2003       CHANGE($)          CHANGE(%)
                                                            --------------    -------------    -------------      ------------
REVENUES:
  Owned off-campus properties                               $    35,115       $   31,514       $    3,601             11.4%
  On-campus participating properties                             17,418           16,482              936              5.7%
  Third party development and management services                 7,908            9,128          (1,220)            (13.4%)
  Resident services and other income                                382               12              370          3,083.3%
                                                            --------------    -------------    -------------      ------------
TOTAL REVENUES                                                   60,823           57,136            3,687              6.5%

OPERATING EXPENSES:
  Owned off-campus properties                                    16,861           15,272            1,589             10.4%
  On-campus participating properties                              7,900            7,925             (25)             (0.3%)
  Third party development and management services                 5,543            5,389              154              2.9%
  General and administrative                                      5,234            2,749            2,485             90.4%
  Depreciation and amortization                                   9,973            8,868            1,105             12.5%
  Ground/facility lease                                             812              489              323             66.1%
                                                            --------------    -------------    -------------      ------------
TOTAL OPERATING EXPENSES                                         46,323           40,692            5,631             13.8%
                                                            --------------    -------------    -------------      ------------

OPERATING INCOME                                                 14,500           16,444           (1,944)           (11.8%)

NONOPERATING INCOME AND (EXPENSES):
  Interest income                                                    82               71               11             15.5%
  Interest expense                                              (16,698)         (16,940)             242             (1.4%)
  Amortization of deferred financing costs                       (1,211)            (558)            (653)           117.0%
  Other nonoperating income                                         927                -              927            100.0%
                                                            --------------    -------------    -------------      ------------
TOTAL NONOPERATING EXPENSES                                     (16,900)         (17,427)             527             (3.0%)
                                                            --------------    -------------    -------------      ------------

Loss before income tax benefit, minority interests,
  and discontinued operations                                    (2,400)            (983)          (1,417)            144.2%
Income tax benefit                                                  728                -              728            100.0%
Minority interests                                                  100               16               84            525.0%
                                                            --------------    -------------    -------------      ------------
LOSS FROM CONTINUING OPERATIONS                                  (1,572)            (967)            (605)            62.6%

Discontinued operations:
  Income attributable to discontinued operations                    272                7              265          3,785.7%
  (Loss) gain from disposition of real estate                       (39)              16              (55)          (343.8%)
                                                            --------------    -------------    -------------      ------------
  Total discontinued operations                                     233               23              210            913.0%
                                                            --------------    -------------    -------------      ------------
NET LOSS                                                    $    (1,339)      $     (944)      $     (395)            41.8%
                                                            ==============    =============    =============      ============


        OWNED OFF-CAMPUS PROPERTIES OPERATIONS

Revenues from our owned off-campus properties increased by $3.6 million in 2004 as compared to 2003 primarily due to the completion of construction and opening of two properties in August 2004 and higher fourth quarter occupancy at a majority of the same store properties operated during both years, as described below. Operating expenses increased $1.6 million in 2004 as compared to 2003. University Village at San Bernardino, which also opened in August of 2004, was sold in January 2005 and is therefore not reflected in operating revenues and expenses but is included in discontinued operations.

NEW PROPERTY OPERATIONS. In August of 2004 we completed construction of and opened a 406-bed property serving California State University, Fresno and a 749-bed property serving Temple University. These new properties contributed $3.2 million of additional revenues and $1.3 million of additional operating expenses during 2004 as compared with 2003.

SAME STORE PROPERTY OPERATIONS (EXCLUDING NEW PROPERTY ACTIVITY). We had nine properties containing 5,971 beds which were operating during both 2004 and 2003, and which had weighted average occupancy rates during these periods of 89.7% and 86.9%, respectively. These properties produced revenues of $31.9 million and $31.5 million during 2004 and 2003, respectively. This increase of approximately $0.4 million or 1.3% was the result of the improved Fall 2004 lease up and was offset by certain non-rental revenues reflected as property revenues by the Predecessor which are now reflected as resident services revenues in our TRS. Revenues in 2005 will be dependent on our ability to maintain our current leases in effect for the 2004/2005 academic year and our ability to obtain appropriate rental rates and desired occupancy for the 2005/2006 academic year at our various properties during our leasing period, which typically begins in January and ends in August.

At these existing properties, operating expenses increased $0.3 million or 2.0% in 2004 compared with 2003. This increase was the result of increases in operating expenses such as bad debt, maintenance, employee benefits, and taxes. These increases were due to a combination of increases in inflation, overall higher occupancy rates and decreased collection prospects at certain properties. We anticipate that operating expenses in 2005 will increase slightly as compared with 2004 as a result of expected increases in utility costs, property taxes and general inflation.

        ON-CAMPUS PARTICIPATING PROPERTIES ("OCPP") OPERATIONS

Revenues from our on-campus participating properties increased $0.9 million in 2004 compared to 2003 primarily due to the opening of 210 additional beds at the University College-Prairie View A&M University property in August 2003, and an increase in both average occupancy and rental rates for properties which were operating during both 2004 and 2003. Operating expenses for our on-campus participating properties remained relatively constant in 2004 as compared to 2003. Coyote Village, an on-campus participating property that commenced operations in August 2003, had its ground lease transferred to Weatherford College in April 2004; therefore, it is not reflected in operating revenues and expenses but is included in discontinued operations.

NEW PROPERTY OPERATIONS. As discussed above, in August 2003 we opened a 210-bed phase of University College-Prairie View A&M University. The opening of this on-campus property contributed $0.8 million and $0.4 million of revenues for 2004 and 2003, respectively, an increase of $0.4 million. This property also contributed a $0.3 million increase in operating expenses from $0.1 million in 2003 to $0.4 million in 2004.

SAME STORE OCPP OPERATIONS (EXCLUDING NEW PROPERTY ACTIVITY). We had four properties containing 3,957 beds which were operating during both 2004 and 2003, and which had average occupancy rates during these periods of 82.9% and 78.9% respectively. These properties produced revenues of $16.6 million and $16.1 million during 2004 and 2003, respectively.

Operating expenses for our same store OCPPs decreased to $7.5 million in 2004 from $7.8 million in 2003, a decrease of $0.3 million. This decrease is primarily due to reduced utility rates and improved collection prospects. We anticipate that operating expenses in 2005 will increase slightly as compared with 2004 as a result of expected increases in utility costs and general inflation.

Ground/facility lease expense increased by $0.3 million in 2004 compared with 2003. Ground/facility lease payments reflect the Universities' 50% share of the related facilities' cash flows, which have increased in 2004 as compared to 2003. The increased cash flows primarily relate to improvements in operations resulting from increased occupancy and rates as well as reductions in turn costs and bad debt expense.

        THIRD PARTY DEVELOPMENT AND MANAGEMENT SERVICES

Third party development and management services revenue decreased $1.2 million from $9.1 million in 2003 to $7.9 million in 2004.

DEVELOPMENT SERVICES. Third party development services revenue for 2004 represented a decrease of $2.1 million compared to 2003. This decrease was due to a combination of a lower average contractual fee per project and the percentage of the contractual fee recognized during the respective periods. We had 13 projects in progress during 2004 with an average contractual fee of $1.0 million, as compared to 2003 in which we had ten projects in progress with an average contractual fee of $1.2 million. In addition, due to differences in the percentage of construction completed during the periods, of the total contractual fees of the projects in progress during the respective periods, 36.0% was recognized (on a percentage of completion basis) during 2004 compared to 60.4% in 2003. Development services revenues are dependent on our ability to successfully be awarded such projects, the amount of the contractual fee related to the project and the timing and completion of the construction of the project. It is possible that projects for which we have expended pre-development costs will not close and that we will not be reimbursed for such costs. The pre-development costs associated therewith will ordinarily be charged against income for the then-current period. Any such charge could have a material effect on our results of operations in the period in which the charge is taken.

Third party development services revenue from on-campus participating properties increased primarily due to the recognition of $0.4 million of deferred development fees on an on-campus participating property that was transferred to Weatherford College in April 2004.

We continue to see a very active market for third party development and construction management services with active RFPs consistent with prior years. The market has begun to expand, with colleges and universities seeking new levels of service ranging from long-range planning, predevelopment consulting, and campus planning, to the more traditional historic full development and construction management services. We pursue these projects based on relative profitability, long-term relationship opportunities and geographical asset growth synergies.

MANAGEMENT SERVICES. Third party management revenues increased by $0.9 million in 2004 compared with 2003. The increase was due to five new contracts that commenced in Fall 2004 as well as a full year of fees from contracts that began in Fall 2003. We expect third party property management revenues to increase in 2005 from 2004, primarily as a result of the timing of the new contracts that commenced in Fall 2004.

        RESIDENT SERVICES

Concurrent with our commencement of operations and our designation as a REIT, certain services previously provided to residents by our properties are now provided by our TRS. These services generally consist of food service and housekeeping (at Callaway House), and certain resident programming activities. These services are provided to the residents at market rates and, under an agreement between the TRS and the Operating Partnership, payments from residents are collected by the properties on behalf of the TRS in conjunction with their collection of rents. Revenue from resident services for the year ended December 31, 2004 approximated $0.4 million. As a business strategy, our level of services provided to residents by the TRS is only incidental to that which is necessary to maintain or increase occupancy. As a result of the timing of the formation of the TRS in 2004, we expect revenue from resident services in 2005 to be significantly higher than in 2004.

        GENERAL AND ADMINISTRATIVE

General and administrative expenses (consisting primarily of corporate expenses) of $5.2 million for 2004 included $2.2 million of expenses related to the IPO and formation transactions. Excluding these expenses, general and administrative expenses increased $0.3 million in 2004 compared to 2003. The IPO and formation transactions consisted of the recognition of compensation expense of $2.1 million and $0.1 million in connection with the issuance of profits interest units ("PIUs") and restricted stock units ("RSUs"), respectively. The remaining increase was primarily a result of expenses incurred as a public company which were not present in the Predecessor's operations such as directors' compensation, investor relations and director and officer liability insurance. As a result of being a public company, we anticipate our future general and administrative expenses will exceed those of our Predecessor.

        DEPRECIATION AND AMORTIZATION

Depreciation and amortization increased $1.1 million in 2004 compared to 2003. The increase was primarily due to $0.8 million of additional depreciation and amortization from the opening of the two owned off-campus properties in August 2004 and the opening of the on-campus participating property in August 2003, as described above. We expect depreciation and amortization in 2005 to increase significantly from 2004 primarily due to a full year's depreciation on the two owned off-campus properties opened in August 2004 and the $120.2 million of announced 2005 acquisitions already closed or pending closure. Amortization of deferred financing costs increased $0.7 million in 2004 compared to 2003 primarily due to the write-off of $0.6 million of unamortized deferred financing costs associated with the repayment of debt in connection with the IPO.

        INTEREST EXPENSE

Interest expense of $16.7 million for 2004 represented a decrease of $0.2 million from $16.9 million in 2003. Interest expense decreased due to the retirement of certain debt in connection with the IPO, which was partially offset by loan prepayment penalties incurred in connection with such debt repayment and an increase in interest expense recognized on the opening of the on-campus participating property in August 2003. We anticipate that interest expense in 2005 will increase from 2004 levels due to interest expense on debt assumed or incurred in connection with potential property acquisitions or any increase in borrowing rates that may impact our floating rate on our credit facility, which would be slightly offset by a reduction in interest expense due to the repayment of $46.0 million in mortgage loans in connection with the IPO.

        OTHER INCOME

Other income increased $0.9 million in 2004 as compared with 2003 primarily due to gains related to two property insurance settlements.

        INCOME TAX BENEFIT

Subsequent to our IPO formation transactions, our TRS manages our non-REIT activities. The TRS is subject to federal, state and local income taxes and is required to recognize the future tax benefits attributable to deductible temporary differences between book and tax basis, to the extent that the asset will be realized. Based on projected future earnings of the TRS, we recorded a deferred tax asset, net of allowance, and related income tax benefit of $0.7 million in connection with the formation transactions and $0.2 million in connection with the change in the valuation allowance which offset the recognition of income tax expense of $0.2 million from the date of the IPO to December 31, 2004.

Unlike our Predecessor, we will be subject to federal, state and local income taxes in the future as a result of the services provided by our TRS, which include our third party services revenues, resident services revenues and the operations of our on-campus participating properties. As a result, the income earned by our TRS will, unlike our Predecessor and our results from our owned off-campus properties, be subject to a new level of taxation. The amount of income taxes to be recognized in the future will be dependent on the operating results of the TRS.

        DISCONTINUED OPERATIONS

Statement of Financial Accounting Standards ("SFAS") No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" requires, among other items, that the operating results of real estate properties sold or classified as held for sale be included in discontinued operations in the statements of operations for all periods presented. The properties included in discontinued operations for the years ended December 31, 2004 and/or December 31, 2003 include (i) the Village at Riverside and other non-core assets that were distributed to our Predecessor owners as part of the IPO, (ii) an on-campus participating property whose ground lease was transferred to the Weatherford College in April 2004, and
(iii) University Village at San Bernardino, which was sold to California State University - San Bernardino in January 2005 and is classified as Owned Off-Campus Property - Held for Sale as of December 31, 2004.

Please refer to Note 15 in the accompanying Notes to Consolidated and Combined Financial Statements contained in Item 8 herein for a table summarizing the results of operations of the properties sold, distributed, or classified as held for sale during the years ended December 31, 2004 and 2003.

     COMPARISON OF YEARS ENDED DECEMBER 31, 2003 AND DECEMBER 31, 2002

The following table presents our results of operations for the years ended December 31, 2003 and 2002, including the amount and percentage change in these results between the two periods:

                                                             12/31/2003         12/31/2002       CHANGE($)         CHANGE(%)
                                                            --------------     -------------    -------------     -------------
REVENUES:
  Owned off-campus properties                               $    31,514        $    29,997      $     1,517              5.1%
  On-campus participating properties                             16,482             16,055              427              2.7%
  Third party development and management services                 9,128              6,019            3,109             51.7%
  Other income                                                       12                 60              (48)           (80.0%)
                                                            --------------     -------------    -------------     -------------
TOTAL REVENUES                                                   57,136             52,131            5,005              9.6%

OPERATING EXPENSES:
  Owned off-campus properties                                    15,272             14,856              416              2.8%
  On-campus participating properties                              7,925              8,101             (176)            (2.2%)
  Third party development and management services                 5,389              4,441              948             21.3%
  General and administrative                                      2,749              1,995              754             37.8%
  Depreciation and amortization                                   8,868              8,077              791              9.8%
  Ground/facility lease                                             489                643             (154)           (24.0%)
                                                            --------------     -------------    -------------     -------------
TOTAL OPERATING EXPENSES                                         40,692             38,113            2,579              6.8%
                                                            --------------     -------------    -------------     -------------

OPERATING INCOME                                                 16,444             14,018            2,426             17.3%

NONOPERATING INCOME AND (EXPENSES):
  Interest income                                                    71                166              (95)           (57.2%)
  Interest expense                                              (16,940)           (16,421)            (519)             3.2%
  Amortization of deferred financing costs                         (558)              (546)             (12)             2.2%
                                                            --------------     -------------    -------------     -------------
TOTAL NONOPERATING EXPENSES                                     (17,427)           (16,801)            (626)             3.7%
                                                            --------------     -------------    -------------     -------------

Loss before minority interests and discontinued operations         (983)            (2,783)           1,800            (64.7%)
Minority interests                                                   16                 30              (14)           (46.7%)
                                                            --------------     -------------    -------------     -------------
LOSS FROM CONTINUING OPERATIONS                                    (967)            (2,753)           1,786            (64.9%)

Discontinued operations:
  Income attributable to discontinued operations                      7                319             (312)           (97.8%)
  Gain from disposition of real estate                               16                295             (279)           (94.6%)
                                                            --------------     -------------    -------------     -------------
  Total discontinued operations                                      23                614             (591)           (96.3%)
                                                            --------------     -------------    -------------     -------------
NET LOSS                                                    $      (944)       $    (2,139)     $     1,195            (55.9%)
                                                            ==============     =============    =============     =============

        OWNED OFF-CAMPUS PROPERTIES OPERATIONS

Revenues from our owned off-campus properties increased in 2003 by $1.5 million as compared to 2002, primarily from a full year of operations at a property we developed and opened in 2002, as discussed below.

NEW PROPERTY OPERATIONS. In August 2002, we completed construction of a 309-bed property (University Village at Boulder Creek) and opened the property at 100% occupancy for the 2002/2003 academic year. This property contributed revenues of $2.6 million and operating expenses of $0.8 million in 2003, its first full calendar year of operations, an increase of approximately $1.6 million and $0.5 million, respectively, from its partial first year of operation in 2002.

SAME STORE PROPERTY OPERATIONS (EXCLUDING NEW PROPERTY ACTIVITY). We had eight properties containing 5,662 beds in 2003 and 2002 which produced revenues of $28.9 million and $29.0 million in those years, respectively. Our weighted average occupancy of 86.4% for 2003 decreased slightly from 86.7% in 2002. The decrease in both revenue and occupancy from 2002 to 2003 was primarily due to a softening of the overall multifamily submarket primarily impacting two properties.

At these existing properties, operating expenses remained relatively constant and decreased by $0.1 million in 2003 as compared to 2002.

        ON-CAMPUS PARTICIPATING PROPERTIES ("OCPP") OPERATIONS

Revenues from our on-campus participating properties increased $0.4 million in 2003 compared to 2002 primarily due to the opening of 210 additional beds at the University College - PVAMU property in August 2003, as discussed below. Coyote Village, an on-campus participating property that commenced operations in August 2003, had its ground leases transferred to

Weatherford College in April 2004; therefore, it is not reflected in operating revenues and expenses but is included in discontinued operations. In addition, Lamar, an on-campus participating property that commenced operations in August 2002, had its ground lease transferred to Lamar University in December 2002; therefore, it is not reflected in operating revenues and expenses but is included in discontinued operations.

NEW PROPERTY OPERATIONS. In August 2003 we opened a 210-bed phase of University College-Prairie View A&M University. The opening of this on-campus property contributed $0.4 million of revenue and $0.1 million of operating expenses in 2003.

SAME STORE OCPP OPERATIONS (EXCLUDING NEW PROPERTY ACTIVITY). We had four properties containing 3,957 beds which were operating during both 2003 and 2002, and which had average occupancy rates during these periods of 78.9% and 78.7%, respectively. These properties produced revenues of $16.1 million in both 2003 and 2002.

Operating expenses for our same store OCPP properties were $7.8 million and $8.1 million in 2003 and 2002, respectively, a decrease of $0.3 million. This decline was the result of a reduction in insurance premiums and reductions in expenses related to corporate management and oversight.

Ground/facility lease expense decreased by $0.2 million in 2003 compared with 2002. Ground/facility lease payments reflect the Universities' 50% share of the related facilities' cash flows, which decreased in 2003 as compared to 2002.

        THIRD PARTY DEVELOPMENT AND MANAGEMENT SERVICES

Third party development and management services revenues increased from $6.0 million in 2002 to $9.1 million in 2003, an increase of $3.1 million.

DEVELOPMENT SERVICES. Third party development services revenues of $7.9 million in 2003 represented an increase of $2.8 million from $5.1 million in 2002. This increase resulted primarily from an increase in the number of development projects in progress (twelve in 2003 compared to nine in 2002, a 33% increase). Incentive fees based on cost savings were $0.2 million for 2002 and 2003.

MANAGEMENT SERVICES. Third party property management revenues of $1.2 million in 2003 represented an increase of $0.2 million from $1.0 million in 2002. The increase consisted of $0.2 million from a full year of fees from contracts beginning in 2002 and an increase of $0.2 million from five contracts that commenced in Fall 2003, offset, in part, by the final amortization in 2002 of a deferred cancellation fee in the amount of $0.2 million.

The increase in the volume of our third party service business required us to correspondingly increase the resources and related costs dedicated to the pursuit and delivery of third party services. Consequently, our compensation and benefits, insurance and pursuit costs increased by $1.0 million from $4.4 million in 2002 to $5.4 million in 2003. In part, these increased expenses reflect our increased staffing needs in this area.

        GENERAL AND ADMINISTRATIVE

General and administrative expenses (consisting primarily of corporate expenses) of $2.8 million in 2003 represented an increase of $0.8 million from $2.0 million in 2002. The increase was primarily a result of a severance accrual for the Predecessor's former chief executive officer.

        DEPRECIATION AND AMORTIZATION

Depreciation and amortization of $8.9 million for 2003 represented an increase of $0.8 million due to a full year's depreciation of one owned off-campus property placed in service during 2002 and depreciation of an on-campus participating property placed in service in August 2003. Amortization of deferred financing costs remained relatively constant at $0.6 million for both 2003 and 2002.

        INTEREST EXPENSE

Interest expense of $16.9 million in 2003 represented an increase of $0.5 million from $16.4 million in 2002. The increase consisted primarily of a full year's interest expense in 2003 relating to a developed property that opened in Fall 2002 and a partial year's interest expense on a developed on-campus participating property that opened in Fall 2003, partially offset by a decrease in interest expense resulting from principal payments.

        DISCONTINUED OPERATIONS

SFAS No. 144 requires, among other items, that the operating results of real estate properties sold or classified as held for sale be included in discontinued operations in the statements of operations for all periods presented. The properties included in discontinued operations for the years ended December 31, 2003 and/or December 31, 2002 include (i) the Village at Riverside and other non-core assets that were distributed to our Predecessor owners as part of the IPO, (ii) an on-campus participating property whose ground lease was transferred to the Weatherford College in April 2004, and (iii) an on-campus participating property whose ground lease was transferred to Lamar University in December 2002.

Please refer to Note 15 in the footnotes to the accompanying Notes to Consolidated and Combined Financial Statements contained in Item 8 for a table summarizing the results of operations of the properties sold, distributed, or classified as held for sale during the years ended December 31, 2003 and 2002.


CASH FLOWS

     COMPARISON OF YEARS ENDED DECEMBER 31, 2004 AND DECEMBER 31, 2003

        OPERATING ACTIVITIES

For the year ended December 31, 2004, net cash provided by operating activities before changes in working capital accounts provided approximately $11.9 million, as compared to $8.9 million for the year ended December 31, 2003, an increase of $3.0 million. Despite a $0.4 million increase in net loss from 2003 to 2004, operations for 2004 were impacted by $3.4 million of non-cash expenses which primarily consisted of compensation related to the issuance of PIUs and RSUs in connection with our IPO and increased depreciation and amortization primarily due to the timing of various student housing property additions.

Changes in working capital accounts provided approximately $5.4 million for the year ended December 31, 2004 while $2.0 million was utilized by working capital for the year ended December 31, 2003, an increase of $7.4 million. This change was primarily the result of a receivable for insurance proceeds in 2003 related to a fire that occurred at one of our owned off-campus properties under development in Fresno, California, and the subsequent receipt and use of those proceeds in 2004 to fund the related rebuild costs, as well as higher payables associated with three development projects under construction as of December 31, 2003. Additionally, in connection with the pay down of three construction loans as part of our IPO formation transactions, certain restricted funds were released by the lender in the third quarter 2004.

        INVESTING ACTIVITIES

Investing activities used $63.6 million and $33.7 million for the years ended December 31, 2004 and 2003, respectively. The increase in the cash used in investing activities during the year ended December 31, 2004 related primarily to the use of cash to fund the development costs at University Village at Fresno, University Village at San Bernardino, and University Village at TU owned off-campus construction projects, which were completed in Fall 2004. Additionally, in 2004, we purchased land and funded development costs for University Village at Sweet Home and commenced construction of a new on-campus facility (Cullen Oaks - Phase II), both of which are scheduled to be completed in August 2005. For the years ended December 31, 2004, 2003, and 2002, our cash used in investing activities was comprised of the following:

                                                                                   YEAR ENDED DECEMBER 31,
                                                               ----------------------------------------------------------
                                                                      2004                2003                 2002
                                                               ------------------  ------------------  ------------------
Capital expenditures for on-campus participating properties    $         1,045     $          3,788    $            396
Capital expenditures for owned off-campus properties                     7,674                3,775              20,901
On-campus participating property transferred to University                   -                7,976                   -
Investments in development properties completed in August 2004          44,359               18,002                   -
Investments in University Village at Sweet Home                          9,087                    -                   -
Investments in Cullen Oaks Phase II                                        836                    -                   -
Purchase of corporate furniture, fixtures, and equipment                   620                  197                 381
                                                               ------------------  ------------------  ------------------
Total                                                          $        63,621     $         33,738    $         21,678
                                                               ==================  ==================  ==================

        FINANCING ACTIVITIES

Cash provided by financing activities totaled $45.2 million and $21.5 million for the years ended December 31, 2004 and 2003, respectively. In connection with our IPO and our subsequent issuance of additional shares under the exercise of the underwriters' over-allotment option, we generated gross proceeds of approximately $220.8 million. Approximately $23.0 million of the gross proceeds were used for the underwriters' discount, offering costs and financing costs, leaving us with net proceeds of approximately $197.8 million. Approximately $85.9 million of our gross proceeds were used to purchase the equity interests of our Predecessor owners. In addition, during 2004, we borrowed approximately $41.2 million to fund the three development projects described above. In connection with our IPO, we paid off the then-outstanding loan balance (including approximately $18.3 million of outstanding loan draws from 2003) using approximately $59.5 million from our IPO proceeds. We also used our IPO proceeds to pay off $46.0 million of mortgage debt and the $1.7 million balance on our Predecessor's line of credit. In connection with the IPO, we also entered into a $75 million revolving credit facility, of which $11.8 million was outstanding at December 31, 2004. Also, a $2.1 million partial-quarter distribution for the third quarter 2004 was paid in November 2004.

     COMPARISON OF YEARS ENDED DECEMBER 31, 2003 AND DECEMBER 31, 2002

        OPERATING ACTIVITIES

Net cash provided by operating activities before changes in working capital accounts totaled $8.9 million and $6.8 million for 2003 and 2002, respectively, an increase of $2.1 million. This increase resulted from a corresponding decrease in net loss of $1.2 million and an increase in depreciation and amortization of $0.8 million. Changes in working capital accounts used $2.0 million in 2003 while $0.8 million was provided by changes in working capital accounts in 2002, a decrease of $2.8 million. The change is primarily due to an increase in restricted cash in 2003 related to the receipt of insurance proceeds from a fire that occurred at one of our owned off-campus properties under development in Fresno, California, as well as certain restricted funds that were set aside as required under construction loan agreements.

        INVESTING ACTIVITIES

Net cash used in investing activities totaled $33.7 million and $21.7 million for 2003 and 2002, respectively, an increase of $12.0 million. The increase related to the construction of two on-campus participating properties that opened in 2003 and three owned off-campus owned properties under construction during 2003 that opened in Fall 2004.

        FINANCING ACTIVITIES

Net cash provided by financing activities totaled $21.5 million and $11.6 million for 2003 and 2002, respectively, an increase of $9.9 million. This increase was due primarily to borrowings and contributions to fund the construction of two on-campus participating properties and three owned off-campus owned properties under construction during 2003, offset by an increase in distributions to our Predecessor owners of $2.1 million.

STRUCTURE OF ON-CAMPUS PARTICIPATING PROPERTIES

At our on-campus participating properties, the subject universities own both the land and improvements. We then have a leasehold interest under a ground/facility lease. Under the lease, we receive an annual distribution representing 50% of these properties' net cash available for distribution after payment of operating expenses (which includes our management fees), debt service (which includes repayment of principal) and capital expenditures. We also manage these properties under multi-year management agreements and are paid a management fee representing 5% of receipts.

We do not have access to the cash flows and working capital of these participating properties except for the annual net cash distribution as described above. Additionally, a substantial portion of these properties' cash flow is dedicated to capital reserves required under the applicable property indebtedness and to the amortization of such indebtedness. These amounts do not increase our economic interest in these properties since our interest, including our right to share in the net cash available for distribution from the properties, terminates upon the amortization of their indebtedness. Our economic interest in these properties is therefore limited to our interest in the net cash flow and management fees from these properties. Accordingly, when considering these properties' contribution to our operations, we focus upon our share of these properties' net cash available for distribution and the management fees that we receive from these properties, rather than upon their contribution to our gross revenues and expenses for financial reporting purposes.

The following table reflects the actual contribution to our consolidated/combined income and expense of our on-campus participating properties for the years ended December 31, 2004, 2003, and 2002. These results include the contribution of certain on-campus participating properties that were developed by us and by pre-arrangement transferred to the university after the necessary financing had been secured:

                                                                  YEAR ENDED DECEMBER 31,
                                                      ------------------------------------------------
                                                           2004            2003              2002
                                                      --------------   --------------   --------------
        Revenues                                        $   17,730       $   17,002       $   16,670
        Direct operating expenses (1)                        7,621            7,517            7,273
        Amortization                                         3,532            3,271            3,152
        Amortization of deferred financing costs               240              180              160
        Ground/facility lease expense                          846              584              664
                                                      --------------   --------------   --------------
        Net operating income                                 5,491            5,450            5,421
        Interest income                                         53               30               67
        Interest expense                                    (5,547)          (5,293)          (5,291)
        Other non-operating income                             234                -                -
                                                      --------------   --------------   --------------
        NET INCOME (2)                                  $      231       $      187       $      197
                                                      ==============   ==============   ==============

(1) Excludes the property management fees described below. This expense and the corresponding fee revenue recognized by us have been eliminated in consolidation/combination. Also excludes allocation of expenses related to corporate management and oversight.
(2) Includes the results of Coyote Village, which was transferred to Weatherford College in April 2004. This property is classified as discontinued operations in the accompanying Consolidated and Combined Financial Statements contained in Item 8. Excludes income taxes associated with these properties, which are owned by our TRS subsequent to the IPO.

We earned $0.9 million, $0.8 million, and $0.8 million in management fees under these arrangements for the years ended December 31, 2004, 2003, and 2002, respectively. Additionally, our share of the net cash flows of these properties for the years ended December 31, 2004, 2003, and 2002 was $0.8 million, $0.5 million, and $0.7 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     CASH BALANCES AND LIQUIDITY

As of December 31, 2004, excluding our on-campus participating properties, we had $7.0 million in cash and cash equivalents, restricted cash, and short-term investments, as compared to $7.8 million in cash and cash equivalents, restricted cash, and short-term investments as of as of December 31, 2003. Restricted cash primarily consists of escrow accounts held by lenders and resident security deposits, as required by law in certain states. Additionally, restricted cash as of December 31, 2004 also included $0.8 million of funds held in escrow that were paid to our Predecessor owners in February 2005 in accordance with the terms of the Contribution Agreement executed in conjunction with the IPO.

As of December 31, 2004, our short-term liquidity needs included, but were not limited to, the following: (i) anticipated distribution payments to our stockholders and unitholders totaling approximately $17.2 million based on an anticipated annual distribution of $1.35 per share or unit, including those required to maintain our REIT status and satisfy our current distribution policy, (ii) remaining development costs on our Sweet Home development project, estimated to be approximately $25.0 million, (iii) funds used for the acquisition of the Proctor Portfolio, as previously discussed, estimated to be approximately $19.7 million, and (iv) funds for potential future acquisitions and development projects. We expect to meet our short-term liquidity requirements generally through net cash provided by operations, proceeds from the sale of our University Village at San Bernardino property of approximately $28.1 million (received in January 2005), borrowings under our revolving credit facility, and permanent property level debt.

We may seek additional funds to undertake initiatives not contemplated by our business plan or obtain additional cushion against possible shortfalls. We also may pursue additional financing as opportunities arise. Future financings may include a range of different sizes or types of financing, including the sale of additional debt or equity securities. While we believe we will be able to obtain such funds, these funds may not be available on favorable terms or at all. Our ability to obtain additional financing depends on several factors, including future market conditions, our success or lack of success in penetrating our markets, our future creditworthiness, and restrictions contained in agreements with our investors or lenders, including the restrictions contained in the agreements governing our revolving credit facility. These financings could increase our level of indebtedness or result in dilution to our equity holders.

     CULLEN OAKS PHASE II FINANCING

In December 2004, we obtained a new construction loan in the amount of $17.0 million ($0.5 million of which was outstanding at December 31, 2004) to fund the development and construction of Cullen Oaks - Phase II, an on-campus participating property scheduled to open in August 2005. The loan has an initial term of 18 months and bears interest, at the Company's option, at either Prime (5.25% at December 31, 2004) or LIBOR plus 2.0% (4.4% at December 31, 2004).
Upon completion, the University has a continuing obligation to us to lease beds at this property for an amount sufficient to pay all property expenditures, including debt service. We have provided limited guarantees to the project's construction lender. The loan requires payments of interest only through June 2006 and can be extended through November 2008, at which time the loan will require monthly principal and interest payments based on a 30-year amortization period.

     REVOLVING CREDIT FACILITY

The Operating Partnership has a senior secured revolving credit facility with a term of 36 months that provides a maximum capacity of $75 million, subject to certain conditions as contained in the Credit Agreement (the "Agreement"). The maximum capacity may be increased by up to an additional $25 million, subject to certain borrowing base requirements, as outlined in the Agreement. The facility bears interest at a variable rate, at the Company's option, based upon a base rate or one-, two-, three-, or six-month LIBOR plus, in each case, a spread based upon the Company's total leverage. The credit facility is secured by the Company's ownership interests in a minimum of four unlevered owned off-campus student housing properties. The Company guarantees the Operating Partnership's obligations under the credit facility. As of December 31, 2004, the facility had a maximum borrowing limit (subject to certain financial covenants) of approximately $65.1 million, $11.8 million of which had been drawn as of December 31, 2004, leaving a remaining availability of approximately $53.3 million.

The terms of our credit facility include certain restrictions and covenants, which limit, among other things, the payment of distributions (as discussed below), the incurrence of additional indebtedness, liens, and the disposition of assets. The terms also require compliance with financial ratios relating to consolidated net worth and leverage requirements. Commencing with the earlier of the day the outstanding balance exceeds $25 million or December 31, 2005, we will also be subject to compliance with additional fixed charge and debt coverage ratios. The distribution restriction previously mentioned provides that, except to enable us to continue to qualify as a REIT for federal income tax purposes, before December 31, 2005, we may not pay distributions greater than $5 million in any given quarter. Subsequent to December 31, 2005, we will be prohibited from making distributions which exceed 95% of our funds from operations, as defined, over any four consecutive fiscal quarters. As of December 31, 2004, the Company was in compliance with all such covenants.

     DISTRIBUTIONS

We are required to distribute 90% of our REIT taxable income (excluding capital gains) on an annual basis in order to qualify as a REIT for federal income tax purposes. Accordingly, we intend to make, but are not contractually bound to make, regular quarterly distributions to common stockholders and PIU holders. All such distributions are at the discretion of the Board of Directors. We may be required to use borrowings under the credit facility, if necessary, to meet REIT distribution requirements and maintain our REIT status. The Board of Directors considers market factors and our Company's performance in addition to REIT requirements in determining distribution levels.

On November 10, 2004, the Company declared a distribution per share of $0.1651 which was paid on November 29, 2004 to all common stockholders of record as of November 22, 2004. At the same time, the Company paid or set aside an equivalent amount per unit to holders of PIUs in the Operating Partnership and holders of RSUs (see Note 9 to the accompanying Notes to Consolidated and Combined Financial Statements contained in Item 8). This distribution was prorated to reflect third quarter operations subsequent to the IPO and therefore reflects the period from August 17, 2004 through September 30, 2004.

Additionally, on February 17, 2005, the Company declared a distribution per share of $0.3375, which was paid on March 8, 2005 to all common stockholders of record as of February 25, 2005. At the same time, the Company paid or set aside an equivalent amount per unit to holders of PIUs in the Operating Partnership and holders of RSUs.

     DISTRIBUTIONS TO PREDECESSOR OWNERS

An entity newly formed by our Predecessor owners was entitled to any savings in the budgeted completion cost of three of our owned off-campus construction properties that were completed in Fall 2004. Accordingly, in February 2005, we distributed approximately $0.4 million of designated unspent funds to an entity affiliated with our Predecessor owners and accounted for the payment as an equity distribution. The $0.8 million in escrowed funds described above were also released to an entity affiliated with our Predecessor owners. We do not have any ownership interest in such entity and the entity does not have any ownership interest in the Company.

Additionally, upon completion of construction at University Village at TU, which occurred Fall 2004, our Predecessor owners received $0.5 million relating to a construction guarantee fee, which was paid from the remaining construction budget. In November 2004, our Predecessor owners also received $0.9 million relating to insurance proceeds received by the Company in connection with the fire that occurred at the University Village at Fresno. These payments were also accounted for as equity distributions. Subsequent to December 31, 2004, other than the completion funds described above, the only payments that our Predecessor owners are entitled to relate to potential additional insurance proceeds received in connection with the fire at the University Village at Fresno.

     RECURRING CAPITAL EXPENDITURES

Our properties require periodic investments of capital for general capital expenditures and improvements. Our policy is to capitalize costs related to the acquisition, development, rehabilitation, construction, and improvement of properties, including interest and certain internal personnel costs related to the communities under rehabilitation and construction. Capital improvements are costs that increase the value and extend the useful life of an asset. Ordinary repair and maintenance costs that do not extend the useful life of the asset are expensed as incurred. Recurring capital expenditures represent non-incremental building improvements required to maintain current revenues and typically include: appliances, carpeting and flooring, HVAC equipment, kitchen/bath cabinets, new roofs, site improvements and various exterior building improvements. Non-recurring capital expenditures include expenditures that were taken into consideration when underwriting the purchase of a property which were considered necessary to bring the property up to "operating standard," and incremental improvements that include, among other items: community centers, new windows, and kitchen/bath apartment upgrades. Additionally, we are required by certain of our lenders to contribute amounts to reserves for capital repairs and improvements at their mortgaged properties. These annual contributions may exceed the amount of capital expenditures actually incurred in such year at such properties.

Our historical recurring capital expenditures at our owned off-campus properties, excluding the Village at Riverside, which was distributed to our Predecessor owners in connection with the IPO, are set forth below:

                                                      AS OF AND FOR THE YEAR ENDED DECEMBER 31,
                                                  ------------------------------------------------
                                                       2004             2003             2002
                                                  --------------   --------------   --------------
        Average beds                                     6,548  (1)       5,971            5,778
        Total recurring capital expenditures          $  1,262         $  1,104         $  1,055
        Average per bed                               $    193         $    185         $    183

     (1) Does not include University Village at Sweet Home, which is currently under construction with a scheduled completion date of August 2005.

     PRE-DEVELOPMENT EXPENDITURES

Our third party development activities have historically required us to fund pre-development expenditures such as architectural fees, permits and deposits. Because the closing of a development project's financing is often subject to third party delay, we cannot always predict accurately the liquidity needs of these activities. We frequently incur these predevelopment expenditures before a financing commitment has been obtained and, accordingly, bear the risk of the loss of these predevelopment expenditures if financing cannot ultimately be arranged on acceptable terms. Historically, the development projects that we have been awarded have been successfully structured and financed; however, their development has at times been delayed beyond the period initially scheduled, causing revenue to be recognized in later periods.

     INDEBTEDNESS

As of December 31, 2004, we had approximately $201.0 million of outstanding consolidated indebtedness, comprised of an $11.8 million balance on our revolving credit facility secured by four of our owned off-campus properties, $112.0 million in mortgage debt secured by seven of our owned off-campus properties, $17.6 million in mortgage and construction loans secured by two on-campus participating properties, and $59.7 million in bond issuances secured by three of our on-campus participating properties. The weighted average interest rate on our consolidated indebtedness as of December 31, 2004 was 7.04%. All of our outstanding indebtedness is fixed rate except for our revolving credit facility and the Cullen Oaks Phase II construction loan discussed below. As of December 31, 2004, approximately 6.1% of our total consolidated indebtedness was variable rate debt.

        OWNED OFF-CAMPUS PROPERTIES

The following table contains certain summary information concerning the mortgage indebtedness that encumbers our owned off-campus properties as of December 31, 2004:

                                                                                                  BALANCE AS OF
                                            ORIGINAL          INTEREST          MATURITY           DECEMBER 31,
                ASSET                         DATE              RATE              DATE                 2004
--------------------------------------  ----------------- --------------- --------------------   -------------------
University Village at Boulder Creek        12/01/2002          5.71%         November 2012        $        16,540
River Club Apartments                      07/28/2000          8.18%          August 2010                  18,533
River Walk Townhomes                       08/31/1999          8.00%         September 2009                 7,683
Village at Alafaya Club                    07/11/2000          8.16%          August 2010    (1)           20,474
Village at Blacksburg                      12/15/2000          7.50%          January 2011                 21,352
Commons on Apache                          05/14/1999          7.66%           June 2009                    7,668
Callaway House                             03/30/2001          7.10%           April 2011                  19,724
                                                                                                 -------------------
Total                                                                                             $       111,974
                                                                                                 ===================

     (1) Represents the Anticipated Repayment Date, as defined in the loan agreement. If the loan is not repaid on the Anticipated Repayment Date, then certain monthly payments including excess cash flow, as defined, become due through the maturity date of August 2030.

The weighted average interest rate of such indebtedness was 7.44% as of December 31, 2004. Each of these mortgages is a non-recourse obligation subject to customary exceptions. Each of these mortgages has a 30 year amortization, and none are cross-defaulted or cross-collateralized to any other indebtedness. The loans generally may not be prepaid prior to maturity; in certain cases, prepayment is allowed, subject to prepayment penalties.

        ON-CAMPUS PARTICIPATING PROPERTIES

Three of our on-campus participating properties are 100% financed with project-based taxable bonds, as listed below. Under the terms of these financings, one of our special purpose subsidiaries publicly issued three series of taxable bonds and loaned the proceeds to three special purpose subsidiaries that each hold a separate leasehold interest. Although a default in payment by these special purpose subsidiaries could result in a default under one or more series of bonds, the indebtedness of any of these special purpose subsidiaries is not cross-defaulted or cross-collateralized with indebtedness of the REIT, the Operating Partnership or other special purpose subsidiaries. Repayment of principal and interest on these bonds is insured by MBIA, Inc. The loans encumbering the leasehold interests are non-recourse, subject to customary exceptions.

The following table sets forth certain information concerning these bond financings:

                                                     ORIGINAL               ORIGINAL               BALANCE AS OF
     ASSET                                             DATE                   TERM               DECEMBER 31, 2004
     ----------------------------------------    ------------------    --------------------    ----------------------
     University Village-PVAMU (1)                September 1999             24 years             $          30,851
     University College-PVAMU
        (Phase I) (2)                            May 2001                   22 years                        19,855
     University College-PVAMU
        (Phase II) (2)                           July 2003                  25 years                         4,230
     University Village-TAMIU (1)                September 1999             24 years                         4,719
                                                                                               ----------------------
     Total                                                                                       $          59,655
                                                                                               ======================

     (1) Part of combined bond issuance. Separate loan agreements are not cross-collateralized or cross-defaulted.

     (2)  Multiple financings of single facility.

Cullen Oaks Phase I is currently encumbered by a mortgage loan originated in September 2000 in the original principal amount of approximately $17.7 million. The loan bears interest at the Prime rate, or LIBOR plus 1.9%, at our election with principal amortizing on a 30 year schedule. We have in place an interest rate swap agreement which effectively caps the interest on the outstanding balance as of December 31, 2004 of approximately $17.0 million at 5.5%. The loan matures in November 2008. The University has a continuing obligation to us to lease beds at this property for an amount sufficient to pay all property expenditures, including debt service. In turn, we have guaranteed payment of this property's indebtedness. In addition, in December 2004, we obtained a construction loan to finance the Cullen Oaks Phase II on-campus participating property, which is scheduled to be completed in August 2005. For each borrowing, we have the option of choosing either the Prime rate or LIBOR plus 2.0%, and we also have the option to extend the maturity of this loan through November 2008. The balance on this construction loan as of December 31, 2004 was approximately $0.6 million, bearing interest at 4.4%. The total availability under this construction loan is $17.0 million and the loan requires payments of interest only through June 2006, at which time we have the option to extend the maturity date to November 2008 and convert the loan to a 30-year amortization basis.

The weighted average interest rate of the indebtedness encumbering our on-campus participating properties was 6.93% at December 31, 2004.

OFF BALANCE SHEET ITEMS

We do not have any off-balance sheet arrangements.

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual obligations as of December 31, 2004:

                               TOTAL          2005         2006         2007           2008         2009       THEREAFTER
                             ----------    ---------    ---------    ---------      ---------    ---------    -----------
Long-term debt (1)           $  345,771    $  30,368    $  17,795    $  28,867      $  32,626    $  29,362    $   206,753
Operating leases (2)              9,810          527          509          482            478          480          7,334
Capital leases                      715          275          182          135             95           28              -
Owned off-campus
 development project (3)         24,977       24,977            -            -              -            -              -
Severance agreement                 625          455          170            -              -            -              -
                             ----------    ---------    ---------    ---------      ---------    ---------    -----------
                             $  381,898    $  56,602    $  18,656    $  29,484      $  33,199    $  29,870    $   214,087
                             ==========    =========    =========    =========      =========    =========    ===========

     (1) Long-term debt obligations reflect the payment of both principal and interest. For long-term obligations with a variable interest rate, the rate in effect at December 31, 2004 was assumed to remain constant over all periods presented.
     (2) Includes minimum annual lease payments of $0.1 million required through 2079 under the ground lease for University Village at TU.
     (3) Consists of the completion costs related to University Village at Sweet Home, which is scheduled to be completed in August 2005. We have entered into a contract with a general contractor for certain phases of the construction of this project. However, this contract does not generally cover all of the costs that are necessary to place the property into service, including the cost of furniture and marketing and leasing costs. The unfunded commitments presented include all such costs, not only those costs that we are obligated to fund under the construction contract. This amount does not include completion costs related to Cullen Oaks Phase II, which is funded through the construction loan described above.

FUNDS FROM OPERATIONS

As defined by NAREIT, FFO represents income (loss) before allocation to minority interests (computed in accordance with GAAP), excluding gains (or losses) from sales of property, plus real estate related depreciation and amortization (excluding amortization of loan origination costs) and after adjustments for unconsolidated partnerships and joint ventures. We present FFO because we consider it an important supplemental measure of our operating performance and believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of REITs, many of which present FFO when reporting their results. FFO is intended to exclude GAAP historical cost depreciation and amortization of real estate and related assets, which assumes that the value of real estate diminishes ratably over time. Historically, however, real estate values have risen or fallen with market conditions. Because FFO excludes depreciation and amortization unique to real estate, gains and losses from property dispositions and extraordinary items, it provides a performance measure that, when compared year over year, reflects the impact to operations from trends in occupancy rates, rental rates, operating costs, development activities and interest costs, providing perspective not immediately apparent from net income.

We compute FFO in accordance with standards established by the Board of Governors of NAREIT in its March 1995 White Paper (as amended in November 1999 and April 2002), which may differ from the methodology for calculating FFO utilized by other equity REITs and, accordingly, may not be comparable to such other REITs. Further, FFO does not represent amounts available for management's discretionary use because of needed capital replacement or expansion, debt service obligations or other commitments and uncertainties. FFO should not be considered as an alternative to net income (loss) (computed in accordance with GAAP) as an indicator of our financial performance or to cash flow from operating activities (computed in accordance with GAAP) as an indicator of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to pay distributions.

The following table presents a reconciliation of our FFO to our net loss:

                                                PERIOD FROM                PERIOD FROM             YEAR ENDED DECEMBER 31,
                                             AUGUST 17, 2004 TO        JANUARY 1, 2004 TO     ---------------------------------
                                             DECEMBER 31, 2004          AUGUST 16, 2004            2003               2002
                                           ----------------------    ---------------------    --------------    ---------------
Net income (loss)                          $             1,802           $      (3,141)         $   (944)         $  (2,139)
Minority interests                                          29                     (129)              (16)               (30)
Loss (gain) from disposition of real estate                  -                       39               (16)              (295)
Real estate related depreciation and
  amortization:
   Total depreciation and
       amortization                                      4,158                    5,815             8,868              8,077
   Discontinued operations
       depreciation and amortization                       152                      219               346                334
   Furniture, fixtures, and equipment
       depreciation                                       (154)                    (181)             (277)              (178)
                                           ----------------------    ---------------------    --------------    ---------------
FUNDS FROM OPERATIONS ("FFO")                 $          5,987            $       2,622          $  7,961          $   5,769
                                           ======================    =====================    ==============    ===============

FFO per share - basic                         $           0.48
                                           ======================
FFO per share - diluted                       $           0.47
                                           ======================
Weighted average common shares
  outstanding:
      Basic                                         12,513,130
                                           ======================
      Diluted                                       12,634,130
                                           ======================

Our FFO for the year ended December 31, 2004 was impacted by a series of charges totaling approximately $2.6 million related to our recent IPO and related formation transactions. The primary components of the charges include: (i) PIU grants of approximately $2.1 million, (ii) RSU grants of $0.1 million, and (iii) the write-off of loan origination costs and exit fees associated with the repayment of indebtedness of approximately $1.2 million. These items were partially offset by the recognition of a deferred tax asset associated with a step up in the tax basis of the on-campus participating properties owned by our TRS, resulting in an income tax benefit of $0.8 million.

While our on-campus participating properties contributed $17.4 million, $16.5 million, and $16.1 million to our revenues for the years ended December 31, 2004, 2003, and 2002, respectively, under our ground/facility leases, we and the participating university systems each receive 50% of the properties' net cash available for distribution after payment of operating expenses, debt service (which includes significant amounts towards repayment of principal) and capital expenditures. A substantial portion of our revenues attributable to these properties is reflective of cash that is required to be used for capital expenditures and for the amortization of applicable property indebtedness. These amounts do not increase our economic interest in these properties or otherwise benefit us since our interest in the properties terminates upon the repayment of the applicable property indebtedness.

As noted above, FFO excludes GAAP historical cost depreciation and amortization of real estate and related assets because these GAAP items assume that the value of real estate diminishes over time. However, unlike the ownership of our owned off-campus properties, the unique features of our ownership interest in our on-campus participating properties cause the value of these properties to diminish over time. For example, since the ground/facility leases under which we operate the participating properties require the reinvestment from operations of specified amounts for capital expenditures and for the repayment of debt while our interest in these properties terminates upon the repayment of the debt, such capital expenditures do not increase the value of the property to us and mortgage debt amortization only increases the equity of the ground lessor. Accordingly, when considering our FFO, we believe it is also a meaningful measure of our performance to modify FFO to exclude the operations of our on-campus participating properties and to consider their impact on performance by including only that portion of our revenues from those properties that are reflective of our share of net cash flow and the management fees that we receive, both of which increase and decrease with the operating measure of the properties, a measure referred to herein as FFOM.

Funds From Operations--Modified for Operational Performance of On-Campus Participating Properties ("FFOM"):

                                                PERIOD FROM                PERIOD FROM             YEAR ENDED DECEMBER 31,
                                             AUGUST 17, 2004 TO        JANUARY 1, 2004 TO     ---------------------------------
                                             DECEMBER 31, 2004          AUGUST 16, 2004            2003               2002
                                           ----------------------    ---------------------    --------------    ---------------
Funds from operations                            $      5,987            $      2,622           $  7,961         $  5,769
Elimination of operations of on-campus
  participating properties:
Net (income) loss from on-campus
 participating   properties                            (1,023)                     753              (187)            (197)
Amortization of investment in on-campus
  participating properties                             (1,309)                 (2,222)            (3,270)          (3,158)
                                           ----------------------    ---------------------    --------------    ---------------
                                                        3,655                   1,153              4,504            2,414
Modifications to reflect operational
  performance of on-campus participating
  properties:
  Our share of net cash flow (1)                          214                     583                471              651
  Management fees                                         371                     489                809              796
    On-campus participating properties
     development fees (2)                                  15                       -                  -                -
                                           ----------------------    ---------------------    --------------    ---------------
Impact of on-campus participating
  properties                                              600                   1,072              1,280            1,447
                                           ----------------------    ---------------------    --------------    ---------------
FUNDS FROM OPERATIONS - MODIFIED FOR                        $            $      2,225           $  5,784       $
  OPERATIONAL PERFORMANCE OF ON-CAMPUS
  PARTICIPATING PROPERTIES ("FFOM")                     4,255                                                       3,861
                                           ======================    =====================    ==============    ===============

FFOM per share - basic                           $       0.34
                                           ======================
FFOM per share - diluted                         $       0.34
                                           ======================
Weighted-average common shares
  outstanding:
    Basic                                          12,513,130
                                           ======================
    Diluted                                        12,634,130
                                           ======================

     (1) 50% of the properties' net cash available for distribution after payment of operating expenses, debt service (including repayment of principal) and capital expenditures. Amounts represent actual cash received for the year-to-date periods and amounts accrued for the interim periods. As a result of using accrual-based results in interim periods and cash-based results for year-to-date periods, the sum of reported interim results may not agree to annual cash received.
     (2) Development and construction management fees related to the Cullen Oaks Phase II on-campus participating property.

This narrower measure of performance measures our profitability for these properties in a manner that is similar to the measure of our profitability from our services business where we similarly incur no initial or ongoing capital investment in a property and derive only consequential benefits from capital expenditures and debt amortization. We believe, however, that this narrower measure of performance is inappropriate in traditional real estate ownership structures where debt amortization and capital expenditures enhance the property owner's long-term profitability from its investment.

Our FFOM may have limitations as an analytical tool because it reflects the unique contractual calculation of net cash flow from our on-campus participating properties, which is different from that of our off-campus owned properties. Additionally, FFOM reflects features of our ownership interests in our on-campus participating properties that are unique to us. Companies that are considered to be in our industry may not have similar ownership structures; therefore, those companies may not calculate FFOM in the same manner that we do, or at all, limiting its usefulness as a comparative measure. We compensate for these limitations by relying primarily on our GAAP and FFO results and using our FFOM only supplementally.

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


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. The fair value of our fixed rate debt is impacted by changes in interest rates, as an example, a 1% increase in interest rates (100 basis points) would cause a $13.7 million and $16.3 million decline in the fair value of our fixed rate debt as of December 31, 2004 and 2003, respectively. Conversely, a 1% decrease in interest rates would cause a $15.9 million and $18.9 million increase in the fair value of our fixed rate debt as of December 31, 2004 and 2003, respectively. Due to the structure of our floating rate debt and interest rate protection instruments, the impact of a 1% increase or decrease in interest rates on our cash flows would not be significant at December 31, 2004 or 2003.

All of our outstanding indebtedness is fixed rate except for our revolving credit facility and the Cullen Oaks Phase II construction loan. Our revolving credit facility had an outstanding balance of $11.8 million at December 31, 2004 and bears interest at the lender's Prime rate or LIBOR plus, in each case, a spread based on our total leverage. The Cullen Oaks Phase II construction loan had an outstanding balance of $0.6 million at December 31, 2004 and bears interest at the lender's Prime rate or LIBOR plus 2.0%, at our election. We have in place an interest rate swap agreement, designated as a cash flow hedge, which effectively fixes the interest rate on the outstanding balance of the Cullen Oaks Phase I mortgage loan at 5.5% through maturity in 2008. We anticipate incurring additional variable rate indebtedness in the future, including draws under our $75 million senior secured revolving credit facility. We may in the future use derivative financial instruments to manage, or hedge, interest rate risks related to such variable rate borrowings. We do not, and do not expect to, use derivatives for trading or speculative purposes, and we expect to enter into contracts only with major financial institutions.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required herein is included as set forth in Item 15 (a) - Financial Statements.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.


ITEM 9A.  CONTROLS AND PROCEDURES

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

As required by SEC Rule 13a-15(b), we have carried out an evaluation, under the supervision of and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures for the period covered by this report were effective.

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


                                    PART III

The information required by Part III is incorporated by reference from our definitive proxy statement for our 2005 Annual Meeting of Stockholders.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information contained in the sections captioned "Board of Directors - Board Size and Composition, Board Committees, and Guidelines on Governance and Codes of Ethics", "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" of the definitive proxy statement is incorporated herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION

The information contained in the section captioned "Board of Directors - Compensation of Directors", "Compensation - Executive Officer Compensation" and "Compensation - Employment Contracts, Termination of Employment and Change-In-Control Arrangements" of the definitive proxy statement is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information contained in the section captioned "Security Ownership" of the definitive proxy statement is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information contained in the section captioned "Certain Relationships and Related Transactions" of the definitive proxy statement is incorporated herein by reference.


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information contained in the section captioned "Independent Auditor Fees" of the definitive proxy statement is incorporated herein by reference.

                                     PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(A)  FINANCIAL STATEMENTS

     The following consolidated and combined financial information is included as a separate section of this Annual Report on Form 10-K:

                                                                        PAGE NO.
                                                                        --------
Report of Independent Registered Public Accounting Firm                    F-1
Consolidated and Combined Balance Sheets as of December 31, 2004
  and December 31, 2003                                                    F-2
Consolidated and Combined Statements of Operations for the Company
  for the period from August 17, 2004 through December 31, 2004            F-3
  and for the Predecessor for the period from January 1, 2004 through August 16, 2004, and for the years ended December 31,
  2003 and 2002
Consolidated and Combined Statements of Changes in Stockholders'
  and Predecessor Owners' Equity for the Company for the period            F-4
  from August 17, 2004 through December 31, 2004 and for the
  Predecessor for the period from January 1, 2004 through August
  16, 2004, and for the years ended December 31, 2003 and 2002
Consolidated and Combined Statements of Cash Flows for the Company
  for the period from August 17, 2004 through December 31, 2004            F-5
  and for the Predecessor for the period from January 1, 2004 through August 16, 2004, and for the years ended December 31, 2003 and 2002
Notes to Consolidated and Combined Financial Statements                    F-6

(B)  EXHIBITS

Exhibit
Number      Description of Document
------      --------------------------------------------------------------------
3.1*        Form of Articles of Amendment and Restatement of American Campus
            Communities, Inc.
3.2*        Form of Bylaws of American Campus Communities, Inc.
4.1*        Form of Certificate for Common Stock.
10.1*       Form of Amended and Restated Partnership Agreement of American
            Campus Communities Operating Partnership LP
10.2*^      American Campus Communities, Inc. 2004 Incentive Award Plan.
10.3*^      American Campus Communities, Inc. 2004 Outperformance Bonus Plan.
10.4*^      Form of PIU Grant Notice (including Registration Rights).
10.5*       Form of Indemnification Agreement between American Campus
            Communities, Inc. and certain of its directors and officers.
10.6*       Form of Employment Agreement by and between American Campus
            Communities, Inc. and William C. Bayless, Jr.
10.7*       Form of Employment Agreement by and between American Campus
            Communities, Inc. and Brian B. Nickel.
10.8*       Form of Employment Agreement by and between American Campus
            Communities, Inc. and Mark J. Hager.
10.9*       Form of Confidentiality and Noncompetition Agreement.
10.10*      First Amended and Restated Management Agreement between Dobie Center
            Properties, Ltd. and Texas Campus Lifestyles
            Management (Dobie Center), L.C., dated as of August 1, 1998.
10.11*      Amendment to First Amended and Restated Management Agreement and
            Exclusive Leasing Agreement between Dobie Center Properties, Ltd.
            and Texas Campus Lifestyles Management (Dobie Center), L.C., dated as of February 1, 2004.
10.12*      Property Management Agreement between SHP-The Village at Riverside
            LP and American Campus Management (Texas), Ltd., dated as of
            December 2000.

Exhibit
Number      Description of Document
------      --------------------------------------------------------------------

10.13       Credit Agreement, dated as of August 17, 2004, by and among American
            Campus Communities Operating Partnership LP, as borrower, American
            Campus Communities, Inc., as parent guarantor, the other entities listed on the signature pages thereto as guarantors, the banks, financial institutions and other institutional lenders listed on the signature pages thereto as the initial lenders, Deutsche Bank Trust
            Company Americas ("DBTCA"), as the initial issuer of Letters of
            Credit, the Swing Line Bank, DBTCA, as administrative agent, DBTCA, as collateral agent, Citigroup Global Markets Inc. ("CGMI"), as syndication agent, and Deutsche Bank Securities Inc. and CGMI, as co-lead arrangers and joint book running managers (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form
            8-K filed on August 19, 2004).
10.14*      Contribution Agreement among American Campus Communities, Inc.,
            American Campus Communities Operating Partnership LP, RAP-ACP, LLC
            and Reckson Strategic Venture Partners, LLC and, with respect to certain sections, Citigroup Global Markets Inc. and Deutsche Bank
            Securities Inc., dated as of July 27, 2004.
10.15*      Purchase and Sale Agreement among Titan Investments I, LLC, Anthony
            J. Patinella, Jr. and RAP Student Housing Properties, LLC, dated as of July 27, 2004.
10.16*      Form of Option Agreement for the Dobie Center, by and between
            American Campus Communities, Inc. and RSVP Student Housing, LLC.
10.17*      Form of Option Agreement for The Village at Riverside, by and among
            American Campus Communities, Inc., RSVP Student Housing, LLC and
            RAP-ACP, LLC.
10.18*      Letter of Intent between American Campus Communities, Inc. and Titan
            Investments I, LLC, dated as of July 27, 2004.
10.19       Composite Contribution Agreement, dated as of July 27, 2004, by and among American Campus Communities, Inc., American Campus Communities
            Operating Partnership LP, RAP-ACP, LLC and Reckson Strategic Venture
            Partners, LLC and, with respect to certain sections, Citigroup
            Global Markets Inc. and Deutsche Bank Securities Inc., incorporating the following amendments: (i) First Amendment to Contribution
            Agreement, dated August 11, 2004 and (ii) Second Amendment to
            Contribution Agreement, dated August 17, 2004 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form
            8-K filed on August 19, 2004).
21          List of Subsidiaries of the Registrant
23          Consent of Independent Registered Public Accounting Firm
31.1        Certification of Chief Executive Officer Pursuant to Section 302 of
            the Sarbanes-Oxley Act of 2002.
31.2        Certification of Chief Financial Officer Pursuant to Section 302 of
            the Sarbanes-Oxley Act 0f 2002.
32.1        Certification of Chief Executive Officer Pursuant to 18 U. S. C.
            Section 1350, as Adopted Pursuant to Section 906 of the
            Sarbanes-Oxley Act of 2002.
32.2        Certification of Chief Financial Officer Pursuant to 18 U.S.C.
            Section 1350, as Adopted Pursuant to Section 906 of the
            Sarbanes-Oxley Act of 2002.

*           Incorporated by reference to the same numbered exhibit previously filed with the Company's registration statement on Form S-11 (SEC
            File No. 333-114813).
^           Indicates Management Compensation Plan.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 29, 2005                  AMERICAN CAMPUS COMMUNITIES, INC.


                                By:     /S/ William C. Bayless, Jr.
                                        ----------------------------------------
                                        President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              NAME                                            TITLE                                    DATE
              ----                                            -----                                    ----
/s/ William C. Bayless, Jr.                    President, Chief Executive Officer and Director     March 29, 2005
---------------------------------              (Principal Executive Officer)
William C. Bayless, Jr.


/s/ Brian B. Nickel                            Executive Vice President, Chief Investment          March 29, 2005
---------------------------------              Officer, Secretary and Director
Brian B. Nickel


/s/ Mark J. Hager                              Executive Vice President, Chief Financial and       March 29, 2005
---------------------------------              Accounting Officer and Treasurer (Principal
Mark J. Hager                                  Financial and Accounting Officer)


/s/ R.D. Burck                                 Chairman of the Board of Directors                  March 29, 2005
---------------------------------
R.D. Burck March 29, 2005


/s/ G. Steven Dawson                           Director                                            March 29, 2005
---------------------------------
G. Steven Dawson March 29, 2005


/s/ Cydney Donnell                             Director                                            March 29, 2005
---------------------------------
Cydney Donnell


/s/ Edward Lowenthal                           Director                                            March 29, 2005
---------------------------------
Edward Lowenthal


/s/ Scott H. Rechler                           Director                                            March 29, 2005
---------------------------------
Scott H. Rechler


/s/ Winston W. Walker                          Director                                            March 29, 2005
---------------------------------
Winston W. Walker

             Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of American Campus Communities, Inc.

We have audited the accompanying consolidated balance sheet of American Campus Communities, Inc. and Subsidiaries as of December 31, 2004, and the combined balance sheet of the American Campus Predecessor (American Campus Communities, L.L.C. and Affiliated Student Housing Properties) as of December 31, 2003, and the related consolidated and combined statements of operations, changes in stockholders' and Predecessor owners' equity and cash flows for the period from January 1, 2004 through August 16, 2004 (representing the Predecessor), the period from August 17, 2004 through December 31, 2004 (representing American Campus Communities Inc. as the "Company"), and for the years ended December 31, 2003 and 2002. These consolidated and combined financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated and combined financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated and combined financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Campus Communities, Inc. and Subsidiaries ("Company") at December 31, 2004 and the combined financial position of American Campus Communities, L.L.C. and Affiliated Student Housing Properties ("Predecessor") at December 31, 2003, and the related consolidated and combined statements of operations, changes in stockholders' and Predecessor owners' equity and cash flows for the period from January 1, 2004 through August 16, 2004 (representing the Predecessor), the period from August 17, 2004 through December 31, 2004 (representing the Company), and for the years ended December 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States.




March 14, 2005


ERNST & YOUNG LLP
AUSTIN, TX


                                     AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES AND
                                                   AMERICAN CAMPUS PREDECESSOR

                                            CONSOLIDATED AND COMBINED BALANCE SHEETS
                                         (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                                   COMPANY                   PREDECESSOR
                                                                           ------------------------    ------------------------
                                                                              DECEMBER 31, 2004           DECEMBER 31, 2003
                                                                           ------------------------    ------------------------
ASSETS

Investments in real estate:
  On-campus participating properties, net                                   $            68,064         $            69,713
  On-campus participating property - held for sale                                            -                       7,976
  Owned off-campus properties, net                                                      250,100                     222,907
  Owned off-campus property - held for sale                                              22,350                           -
                                                                           ------------------------    ------------------------
Investments in real estate, net                                                         340,514                     300,596

Cash and cash equivalents                                                                 4,050                       5,227
Restricted cash and short-term investments                                                9,816                       9,503
Student contracts receivable, net                                                         2,164                       2,355
Other assets                                                                             11,084                      12,885
                                                                           ------------------------    ------------------------

                                                                            $           367,628         $           330,566
                                                                           ========================    ========================

LIABILITIES AND STOCKHOLDERS' AND PREDECESSOR OWNERS' EQUITY

Liabilities:
  Mortgage loans, bonds payable, and lines of credit                        $           201,014         $           267,518
  Note payable secured by leasehold held for sale                                             -                       8,080
  Accounts payable and accrued expenses                                                   5,443                       3,966
  Other liabilities                                                                      20,294                      23,092
                                                                           ------------------------    ------------------------
Total liabilities                                                                       226,751                     302,656

Minority interests                                                                        2,648                         252

Commitments and contingencies (Note 14)

Stockholders' and Predecessor owners' equity:
  Common stock, $.01 par value, 800,000,000 shares authorized,
     12,615,000 shares issued and outstanding                                               126                           -
  Additional paid in capital                                                            136,259                           -
  Accumulated earnings and distributions                                                  1,802                           -
  Accumulated other comprehensive income (loss)                                              42                        (197)
  Predecessor owners' equity                                                                  -                      27,855
                                                                           ------------------------    ------------------------
Total stockholders' and Predecessor owners' equity                                      138,229                      27,658
                                                                           ------------------------    ------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' AND PREDECESSOR OWNERS' EQUITY          $           367,628         $           330,566
                                                                           ========================    ========================


                            See accompanying notes to consolidated and combined financial statements.


                                     AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES AND
                                                   AMERICAN CAMPUS PREDECESSOR

                                       CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
                                         (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                    COMPANY                                    PREDECESSOR
                                               -------------------   ---------------------------------------------------------------
                                                  PERIOD FROM            PERIOD FROM
                                                AUGUST 17, 2004 TO    JANUARY 1, 2004 TO        YEAR ENDED           YEAR ENDED
                                                DECEMBER 31, 2004       AUGUST 16, 2004      DECEMBER 31, 2003    DECEMBER 31, 2002
                                               -------------------   --------------------  --------------------  -------------------
REVENUES:
  Owned off-campus properties                   $       15,254        $        19,861       $        31,514       $        29,997
  On-campus participating properties                     8,078                  9,340                16,482                16,055
  Third party development services                       1,367                  3,896                 7,830                 3,998
  Third party development services -
      on-campus participating properties                    43                    497                   109                 1,076
  Third party management services -
      affiliates                                             -                    178                   335                   507
  Third party management services                        1,138                    789                   854                   438
  Resident services                                        382                      -                     -                     -
  Other income                                               -                      -                    12                    60
                                               -------------------   --------------------  --------------------  -------------------
TOTAL REVENUES                                          26,262                 34,561                57,136                52,131

OPERATING EXPENSES:
  Owned off-campus properties                            6,741                 10,120                15,272                14,856
  On-campus participating properties                     2,604                  5,296                 7,925                 8,101
  Third party development and management
      services                                           2,140                  3,403                 5,389                 4,441
  General and administrative                             4,202                  1,032                 2,749                 1,995
  Depreciation and amortization                          4,158                  5,815                 8,868                 8,077
  Ground/facility lease                                    214                    598                   489                   643
                                               -------------------   --------------------  --------------------  -------------------
TOTAL OPERATING EXPENSES                                20,059                 26,264                40,692                38,113
                                               -------------------   --------------------  --------------------  -------------------

OPERATING INCOME                                         6,203                  8,297                16,444                14,018

NONOPERATING INCOME AND (EXPENSES):
  Interest income                                           39                     43                    71                   166
  Interest expense                                      (5,556)               (11,142)              (16,940)              (16,421)
  Amortization of deferred financing costs                (842)                  (369)                 (558)                 (546)
  Other nonoperating income                                653                    274                     -                     -
                                               -------------------   --------------------  --------------------  -------------------
TOTAL NONOPERATING EXPENSES                             (5,706)               (11,194)              (17,427)              (16,801)
                                               -------------------   --------------------  --------------------  -------------------

Income (loss) before income tax benefit,
  minority interests, and discontinued
  operations                                               497                 (2,897)                 (983)               (2,783)
Income tax benefit                                         728                      -                     -                     -
Minority interests                                         (29)                   129                    16                    30
                                               -------------------   --------------------  --------------------  -------------------
INCOME (LOSS) FROM CONTINUING OPERATIONS                 1,196                 (2,768)                 (967)               (2,753)

Discontinued operations:
  Income (loss) attributable to discontinued
      operations                                           606                   (334)                    7                   319
  (Loss) gain from disposition of real estate                -                    (39)                   16                   295
                                               -------------------   --------------------  --------------------  -------------------
Total discontinued operations                              606                   (373)                   23                   614
                                               -------------------   --------------------  --------------------  -------------------
NET INCOME (LOSS)                               $        1,802        $        (3,141)      $          (944)      $        (2,139)
                                               ===================   ====================  ====================  ===================

Income per share - basic:
  Income from continuing operations per share   $         0.10
                                               ===================
  Net income per share                          $         0.14
                                               ===================
Income per share - diluted:
  Income from continuing operations per share   $         0.10
                                               ===================
  Net income per share                          $         0.15
                                               ===================
Weighted-average common shares outstanding:
  Basic                                             12,513,130
                                               ===================
  Diluted                                           12,634,130
                                               ===================

Distributions declared per common share         $       0.1651
                                               ===================


                            See accompanying notes to consolidated and combined financial statements.


                                     AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES AND
                                                   AMERICAN CAMPUS PREDECESSOR

                                       CONSOLIDATED AND COMBINED STATEMENTS OF CHANGES IN
                                          STOCKHOLDERS' AND PREDECESSOR OWNERS' EQUITY
                                                (IN THOUSANDS, EXCEPT SHARE DATA)
           FOR THE PERIODS FROM JANUARY 1, 2004 TO AUGUST 16, 2004 AND FROM AUGUST 17, 2004 TO DECEMBER 31, 2004, AND
                                         FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


                                                                         ACCUMULATED     ACCUMULATED
                                                          ADDITIONAL      EARNINGS         OTHER         PREDECESSOR
                                  NUMBER OF     COMMON      PAID IN          AND        COMPREHENSIVE     OWNERS'
                                   SHARES       STOCK       CAPITAL     DISTRIBUTIONS   INCOME (LOSS)      EQUITY         TOTAL
                                 -----------  ----------  -----------   -------------   --------------   -----------   ----------
PREDECESSOR
Predecessor owners' equity,
  December 31, 2001                        -  $        -  $         -   $           -   $           29   $    40,542   $   40,571
    Contributions                          -           -            -               -                -         5,363        5,363
    Distributions                          -           -            -               -                -        (8,194)      (8,194)
    Comprehensive loss:
      Expiration of interest
        rate swap                          -           -            -               -               29             -           29
      Change in fair value
        of interest rate cap               -           -            -               -             (104)            -         (104)
      Net loss                             -           -            -               -                -        (2,139)      (2,139)
                                                                                                                       ----------
      Total comprehensive loss             -           -            -               -                -             -       (2,214)
                                 -----------  ----------  -----------   -------------   --------------   -----------   ----------
Predecessor owners' equity,
  December 31, 2002                        -           -            -               -              (46)       35,572       35,526
    Contributions                          -           -            -               -                -         3,538        3,538
    Distributions                          -           -            -               -                -       (10,311)     (10,311)
    Comprehensive loss:
      Change in fair value
        of interest rate swap              -           -            -               -             (153)            -         (153)
      Change in fair value of
        interest rate cap                  -           -            -               -                2             -            2
      Net loss                             -           -            -               -                -          (944)        (944)
                                                                                                                       ----------
       Total comprehensive loss            -           -            -               -                -             -       (1,095)
                                 -----------  ----------  -----------   -------------   --------------   -----------   ----------
Predecessor owners' equity
  December 31, 2003                        -           -            -               -             (197)       27,855       27,658
    Contributions                          -           -            -               -                -           860          860
    Distributions                          -           -            -               -                -        (2,212)      (2,212)
    Distribution of the
      Village at Riverside
        and other non-core
        assets to Predecessor
        owners                             -           -            -               -                -        (2,005)      (2,005)
      Comprehensive loss:
        Change in fair value of
          interest rate swap               -           -            -               -                3             -            3
       Net loss                            -           -            -               -                -        (3,141)      (3,141)
                                                                                                                       ----------
       Total comprehensive loss            -           -            -               -                -             -       (3,138)
                                 -----------  ----------  -----------   -------------   --------------   -----------   ----------
Predecessor owners' equity,
  August 16, 2004                          -  $        -  $         -   $           -   $         (194)  $    21,357   $   21,163
=================================================================================================================================
COMPANY
   Reclassify Predecessor
     owners' equity                        -  $        -  $    21,357   $           -   $            -   $   (21,357)  $        -
   Net proceeds from sale
     of common stock              12,615,000         126      197,694               -                -             -      197,820
   Issuance of fully vested
     restricted stock units                -           -          125               -                -             -          125
   Fair value of profits
     interest units granted                -           -        2,117               -                -             -        2,117
   Record minority interests
     for profits interest units            -           -       (1,424)              -                -             -       (1,424)
   Redemption of ownership
     interest of Predecessor
     owners                                -           -      (80,127)              -                -             -      (80,127)
   Distributions to Predecessor
     owners                                -           -       (1,399)              -                -             -       (1,399)
   Distributions to common
     stockholders                          -           -       (2,084)              -                -             -       (2,084)
   Comprehensive income:
     Change in fair value of
       interest rate swap                  -           -            -               -              191             -          191
     Expiration of interest
       rate cap                            -           -            -               -               45             -           45
     Net income                            -           -            -           1,802                -             -        1,802
     Total comprehensive income            -           -            -               -                -             -        2,038
                                 -----------  ----------  -----------   -------------   --------------   -----------   ----------
Stockholders' equity,
  December 31, 2004               12,615,000  $      126  $   136,259   $       1,802   $           42   $         -   $  138,229
                                 ===========  ==========  ===========   =============   ==============   ===========   ==========


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


                                     AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES AND
                                                   AMERICAN CAMPUS PREDECESSOR

                                       CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
                                                         (IN THOUSANDS)


                                                                 PERIOD FROM       PERIOD FROM
                                                                  AUGUST 17,        JANUARY 1,
                                                                   2004 TO           2004 TO         YEAR ENDED        YEAR ENDED
                                                                 DECEMBER 31,       AUGUST 16,       DECEMBER 31,     DECEMBER 31,
                                                                     2004              2004              2003             2002
                                                                --------------    --------------    --------------   --------------
OPERATING ACTIVITIES
Net income (loss)                                               $        1,802    $       (3,141)   $         (944)  $       (2,139)
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
     Depreciation and amortization                                       4,395             5,949             9,214            8,411
     Amortization of deferred financing costs                              933               421               587              564
     Compensation expense recognized for award of profits
       interest units and restricted stock units                         2,242                 -                 -                -
     Income tax benefit                                                   (728)                -                 -                -
     Changes in operating assets and liabilities:
              Restricted cash and short-term investments                 4,385            (5,016)           (2,036)            (140)
              Student contracts receivable, net                           (727)              860              (378)             355
              Other assets                                                 786             2,320              (265)          (1,269)
              Accounts payable and accrued expenses                       (910)            2,591              (421)           1,335
              Other liabilities                                            199               932             1,105              530
                                                                --------------    --------------    --------------   --------------
Net cash provided by operating activities                               12,377             4,916             6,862            7,647
                                                                --------------    --------------    --------------   --------------

INVESTING ACTIVITIES
     Investments in on-campus participating properties                  (1,316)             (565)           (3,788)            (396)
     Student housing facility subject to lease-held for sale                 -                 -            (7,976)               -
     Investments in owned off-campus properties                        (13,220)          (47,900)          (21,777)         (20,901)
     Purchase of furniture, fixtures and equipment                        (401)             (219)             (197)            (381)
                                                                --------------    --------------    --------------   --------------
     Net cash used in investing activities                             (14,937)          (48,684)          (33,738)         (21,678)
                                                                --------------    --------------    --------------   --------------

FINANCING ACTIVITIES
     Proceeds from short-term loans, net of paydowns                    (1,870)            1,796              (716)             790
     Proceeds from revolving credit facility, net of paydowns           11,800                 -                 -                -
     Repayment of long-term debt                                      (107,149)           (1,403)           (2,997)         (33,502)
     Repayment of notes payable - related parties                            -                 -            (1,000)          (1,096)
     Proceeds from long-term debt                                          540            41,170            29,605           47,969
     Proceeds from notes payable - related parties                           -                 -             1,020              607
     Change in construction accounts payable                            (6,860)            2,044             3,943                3
     Issuance of common stock                                          220,763                 -                 -                -
     Debt issuance and offering costs                                  (21,855)           (3,001)           (1,513)            (447)
     Distributions to common stockholders and holders of                (2,104)                -                 -                -
     profits interest units
     Contributions from Predecessor owners                                   -               860             3,538            5,363
     Distributions to Predecessor owners                                (1,399)           (2,212)          (10,311)          (8,194)
     Redemption of ownership interests of Predecessor owners           (85,853)                -                 -                -
     Minority interests                                                    (11)             (105)              (32)             153
                                                                --------------    --------------    --------------   --------------
     Net cash provided by financing activities                           6,002            39,149            21,537           11,646
                                                                --------------    --------------    --------------   --------------
Net change in cash and cash equivalents                                  3,442            (4,619)           (5,339)          (2,385)
Cash and cash equivalents at beginning of period                           608             5,227            10,566           12,951
                                                                --------------    --------------    --------------   --------------
Cash and cash equivalents at end of period                      $        4,050    $          608    $        5,227   $       10,566
                                                                ==============    ==============    ==============   ==============

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
  ACTIVITIES
     Reduction of investment in student housing due to fire     $            -    $            -    $       (3,750)  $            -
                                                                ==============    ==============    ==============   ==============
     Financing of equipment through capital lease obligations   $           69    $          302    $          117   $          278
                                                                ==============    ==============    ==============   ==============
     Change in fair value of derivative instruments, net        $         (134)   $          373    $         (151)  $          (76)
                                                                ==============    ==============    ==============   ==============
                                                                $            -    $        7,976    $            -   $            -
                                                                ==============    ==============    ==============   ==============
     Repayment by transferee of note payable on leasehold
       asset held for sale                                      $       -         $    (8,080)      $            -   $            -
                                                                ==============    ==============    ==============   ==============
     Contribution of land from minority partner in development
       joint venture                                            $        1,220    $            -    $            -   $            -
                                                                ==============    ==============    ==============   ==============
     Distribution of assets of The Village at Riverside and
       other non-core assets to Predecessor owners              $      (13,845)   $            -    $            -   $            -
                                                                ==============    ==============    ==============   ==============
     Distribution of liabilities of The Village at Riverside
       and other non-core assets to Predecessor owners          $       11,840    $            -    $            -   $            -
                                                                ==============    ==============    ==============   ==============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Interest paid                                              $        7,657    $        9,960    $       17,665   $       17,237
                                                                ==============    ==============    ==============   ==============
     Income taxes paid                                          $           67    $            -    $            -   $            -
                                                                ==============    ==============    ==============   ==============


                            See accompanying notes to consolidated and combined financial statements.

             AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES AND
                           AMERICAN CAMPUS PREDECESSOR

             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS


1.      ORGANIZATION AND DESCRIPTION OF BUSINESS

American Campus Communities, Inc. (the "Company") commenced operations as a fully integrated real estate investment trust ("REIT") effective with the completion of its initial public offering (the "IPO") on August 17, 2004. Through the Company's controlling interest in American Campus Communities Operating Partnership, L.P. (the "Operating Partnership"), of which the Company is the sole general partner, and the subsidiaries of the Operating Partnership, including its Taxable REIT Subsidiary, American Campus Communities Services, Inc. (the "TRS"), the Company is one of the largest private owners, managers and developers of high quality student housing properties in the United States in terms of beds owned and under management. The Company is a fully integrated, self-managed and self-administered equity REIT with expertise in the acquisition, design, financing, development, construction management, leasing and management of student housing properties.

The Company was formed to succeed certain businesses of the American Campus Communities Predecessor (the "Predecessor"), which was not a legal entity but rather a combination of real estate entities under common ownership and voting control collectively doing business as American Campus Communities, L.L.C. and Affiliated Student Housing Properties. The Company's Predecessor entities were engaged in the student housing business since 1993. The Company was incorporated in Maryland on March 9, 2004. Additionally, the Operating Partnership was formed and the TRS was incorporated in Maryland on July 14, 2004 and August 17, 2004, respectively, each in anticipation of the IPO. The IPO was consummated on August 17, 2004, concurrent with the consummation of various formation transactions, and consisted of the sale of 12,100,000 shares of the Company's common stock at a price per share of $17.50, generating gross proceeds of approximately $211.8 million. The aggregate proceeds to the Company, net of the underwriters' discount and offering costs, were approximately $189.4 million. In connection with the exercise of the underwriters' over-allotment option on September 15, 2004, the Company issued an additional 515,000 shares of common stock at the IPO price per share, generating an additional $9.0 million of gross proceeds and $8.4 million in net proceeds after the underwriters' discount and offering costs. Also in connection with the IPO formation transactions, the Company used approximately $85.9 million of IPO proceeds to redeem the ownership interests of the Predecessor owners. These payments were accounted for as an equity distribution within the accompanying consolidated and combined statements of changes in stockholders' and Predecessor owners' equity. The Company's operations commenced on August 17, 2004 after completion of the IPO and the formation transactions, and are carried on primarily through the Operating Partnership and its wholly owned subsidiaries, including the TRS.

As of December 31, 2004, the Company owned, through its Operating Partnership, 18 student housing properties containing approximately 4,300 apartment units and 13,000 beds. The Company's owned portfolio included 13 owned off-campus properties that are in close proximities to public colleges and universities and five on-campus properties operated under ground/facility leases with the related university systems. These communities contain modern housing units, offer resort-style amenities and are supported by a classic resident assistant system and other student-oriented programming.

Through the TRS, the Company provides construction management and development services for student housing properties owned by colleges and universities, charitable foundations, and others. As of December 31, 2004, the Company also provided third party property management and leasing services for 19 student housing properties (13 of which the Company served as the third party developer and construction manager) that represented approximately 11,300 beds in approximately 4,500 units. Third party management and leasing services are typically provided pursuant to multi-year management contracts that have an initial term that ranges from two to five years. As of December 31, 2004, the Company's total owned and managed portfolio included 37 properties that represented approximately 24,300 beds in approximately 8,800 units.

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION AND COMBINATION

The accompanying consolidated financial statements include all of the accounts of the Company, the Operating Partnership and the subsidiaries of the Operating Partnership. Ownership interests contributed to the Operating Partnership by the Predecessor entities have been accounted for as a reorganization of entities under common control in a manner similar to a pooling-of-interests. Accordingly, the contributed assets and assumed liabilities were recorded at the Predecessor's historical cost basis. This method of accounting also requires the reporting of results of operations for the period in which the reorganization occurred as though the entities had been combined at either the beginning of the period or inception. The

             AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES AND
                           AMERICAN CAMPUS PREDECESSOR

             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS


reorganization did not require any material adjustments to conform to the accounting policies of the separate entities.

The historical financial data prior to August 17, 2004 presented in this report is the historical data for the Predecessor and reflects the combined historical results of operations and financial position of the Predecessor including the operations of The Village at Riverside and certain other non-core assets which were distributed to the Predecessor owners as a part of the formation transactions. As a result, the historical results of operations and financial position prior to the IPO are not indicative of, or in some instances directly comparable to, the Company's results of operations and financial position after the IPO.

The Company consolidates entities over which it exercises significant control over major operating decisions, such as approval of budgets, development management, and changes in financing. The entities included in the consolidated and combined financial statements have been consolidated or combined only for the periods that such entities were under the control of the Company or the Predecessor. All significant intercompany balances and transactions have been eliminated in consolidation or combination. All dollar amounts in the tables herein, except share and per share amounts, are stated in thousands unless otherwise indicated.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board ("FASB") issued a revision to Statement of Financial Accounting Standard ("SFAS") No. 123, "Share-Based Payment." This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. The adoption of this statement did not have a material impact on the Company's consolidated or combined financial position or results of operations.

In December 2004, the Emerging Issues Task Force ("EITF") issued EITF No. 04-5, "Investor's Accounting for an Investment in a Limited Partnership When the Investor is the Sole General Partner and the Limited Partners Have Certain Rights." This statement provides guidance in assessing when a sole general partner, as defined, should consolidate its investment in a limited partnership. This statement applies to the Company's investment in the 1772 Sweet Home Road joint venture discussed in Note 7. The adoption of this statement is not expected to have a material impact on the Company's consolidated or combined financial position or results of operations.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company maintains cash balances in various banks. At times the Company's balances may exceed the $0.1 million amount insured by the FDIC. As the Company only uses money-centered financial institutions, the Company does not believe it is exposed to any significant credit risk related to its cash and cash equivalents.

RESTRICTED CASH AND SHORT-TERM INVESTMENTS

Restricted cash and short-term investments consist of funds held in trust and invested in low risk investments, generally consisting of government backed securities, as permitted by the indentures of trusts, which were established in connection with three bond issues. Additionally, restricted cash includes escrow accounts held by lenders and resident security deposits, as required by law in certain states. Certain funds held by a trustee in a required escrow account are being invested under a forward delivery agreement in government backed securities that have a remaining maturity when purchased of six months. Realized and unrealized gains and losses are not material for the periods presented.

             AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES AND
                           AMERICAN CAMPUS PREDECESSOR

             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS


INTERNAL-USE SOFTWARE

The Company capitalizes direct costs incurred during the application, development, and implementation stages for developing, purchasing or otherwise acquiring software for internal use. These costs are included in other assets in the accompanying consolidated and combined balance sheets and are amortized over the estimated useful lives of the software, generally three to five years. All costs incurred during the preliminary project stage, including project scoping, identification and testing of alternatives, are expensed as incurred.

FIXED ASSETS AND DEPRECIATION

Land, buildings and improvements, on-campus participating properties, and furniture, fixtures and equipment, are recorded at historical cost. The cost of buildings and improvements includes the purchase price of the property, including legal fees and acquisition costs. Buildings and improvements are depreciated over 40 years. On-campus participating properties are amortized over useful lives ranging from 25 to 34 years, representing the respective lease terms. Furniture, fixtures, equipment, and software for internal use are depreciated over estimated useful lives ranging from 3 to 7 years.

Depreciation and amortization are computed using the straight-line method for financial reporting purposes. Accumulated depreciation on furniture, fixtures and equipment and software for internal use at December 31, 2004 and 2003 approximated $1.2 million and $0.9 million, respectively.

STUDENT HOUSING CONSTRUCTION AND DEVELOPMENT IN PROGRESS

Costs, including construction period interest and amortization of deferred financing costs, associated with projects either under construction or those that are under development and are expected to be constructed are capitalized and included in on-campus participating properties, net or owned off-campus properties, net in the accompanying consolidated and combined balance sheets, as applicable. Upon completion of the project, costs are transferred into the applicable asset category and depreciation commences. Costs associated with projects that are terminated are expensed at the time of termination. Interest capitalized during the year approximated $1.8 million, $0.4 million and $0.4 million for the years ended December 31, 2004, 2003, and 2002, respectively. Amortization of deferred financing costs totaling approximately $0.2 million, $0.1 million, and $0.2 million was capitalized during the years ended December 31, 2004, 2003, and 2002, respectively.

ON-CAMPUS PARTICIPATING PROPERTIES

The Company enters into ground and facility leases ("Leases") with university systems and colleges ("Lessor") to finance, construct, and manage student housing facilities. Under the terms of the leases, the Lessor has title to the land and any improvements placed thereon. The Lease terminates upon final repayment of the construction related financing, the amortization period of which is contractually stipulated. Pursuant to EITF No. 97-10: THE EFFECT OF LESSEE INVOLVEMENT IN ASSET CONSTRUCTION, the Company's involvement in construction requires the Lessor's post construction ownership of the improvements to be treated as a sale with a subsequent leaseback by the Company. The sale-leaseback transaction has been accounted for as a financing, and as a result, any fee earned during construction is deferred and recognized over the term of the lease. The resulting financing obligation is reflected at the terms of the underlying financing, i.e., interest is accrued at the contractual rates and principal reduces in accordance with the contractual principal repayment schedules.

The Company reflects these assets subject to ground/facility leases at historical cost, less amortization. Costs are amortized, and deferred fee revenue in excess of the cost of providing the service are recognized, over the lease term.

LONG-LIVED ASSETS-HELD FOR SALE

Long-lived assets to be disposed of are classified as held for sale in the period in which all of the following criteria are met:

        a. Management, having the authority to approve the action, commits to a plan to sell the asset

        b. The asset is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets

             AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES AND
                           AMERICAN CAMPUS PREDECESSOR

             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS


        c. An active program to locate a buyer and other actions required to complete the plan to sell the asset have been initiated

        d. The sale of the asset is probable, and transfer of the asset is expected to qualify for recognition as a completed sale, within one year

        e. The asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value

        f. Actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.

Concurrent with this classification, the asset is recorded at the lower of cost or fair value, and depreciation ceases.

LONG-LIVED ASSETS - IMPAIRMENT

SFAS No. 144, "Accounting for the Impairment and Disposal of Long-Lived Assets" requires that long-lived assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If an event or change in circumstance indicates that a potential impairment in the value of a property has occurred, the Company's policy is to assess any potential impairment by making a comparison of the current and projected cash flows for such property over its remaining holding period, on an undiscounted basis, to the carrying amount of the property. If such carrying amounts are in excess of the estimated projected cash flows of the property, the Company would recognize an impairment loss equivalent to an amount required to adjust the carrying amount to its estimated fair market value. As of December 31, 2004, management determined that no indicators of impairment existed.

REPAIRS, MAINTENANCE, AND MAJOR IMPROVEMENTS

The costs of ordinary repairs and maintenance are charged to operations when incurred. Major improvements that extend the life of an asset are capitalized and depreciated over the remaining useful life of the asset. Planned major repair, maintenance and improvement projects are capitalized when performed.

DEFERRED FINANCING COSTS

The Company defers financing costs and amortizes the costs over the terms of the related debt using the effective interest method. Upon repayment of or in conjunction with a material change in the terms of the underlying debt agreement, any unamortized costs are charged to earnings. Accordingly, concurrent with the pay off of two mortgage loans and three construction loans in connection with the IPO, unamortized finance costs totaling approximately $0.6 million were charged to earnings.

Amortization expense, net of amounts capitalized, approximated $1.4 million, $0.6 million, and $0.6 million for the years ended December 31, 2004, 2003, and 2002, respectively. Accumulated amortization at December 31, 2004 and 2003 approximated $1.6 million and $1.8 million, respectively.

RENTAL REVENUES AND RELATED RECEIVABLES

Students are required to execute lease contracts with payment schedules that vary from single to monthly payments. Receivables are recorded when billed, revenues and related lease incentives are recognized on a straight-line basis over the term of the contracts, and balances are considered past due when payment is not received on the contractual due date. Generally, the Company requires each executed contract to be accompanied by a refundable security deposit and a signed parental guaranty. Security deposits are refundable, net of any outstanding charges, upon expiration of the underlying contract.

Allowances for doubtful accounts are established when management determines that collection of specific receivables are doubtful. When management has determined a receivable to be uncollectible, the receivable is removed as an asset with a corresponding reduction in the allowance for doubtful accounts.

             AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES AND
                           AMERICAN CAMPUS PREDECESSOR

             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS


The allowance for doubtful accounts is summarized as follows:

                                      BALANCE, BEGINNING OF         CHARGED TO                            BALANCE, END OF
                                              PERIOD                  EXPENSE          WRITE-OFFS              PERIOD
                                     -----------------------    ----------------    -------------       -----------------
Year ended December 31, 2002           $                894      $          738      $       (56)        $         1,576
Year ended December 31, 2003           $              1,576      $          584      $      (103)        $         2,057
Year ended December 31, 2004           $              2,057      $          646      $    (1,851) (1)    $           852

(1) In 2004, the Company wrote off essentially all receivables that were 100% reserved.

DEVELOPMENT SERVICES REVENUE AND COST RECOGNITION - THIRD-PARTY PROJECTS

Costs associated with the pursuit of development and construction management contracts are expensed as incurred, until such time that management believes it is probable the contract will be executed. Costs are then deferred and recognized in relation to the revenues earned on executed contracts. Development and construction revenues and related costs are recognized by the Company using the percentage of completion method, as determined by construction costs incurred relative to total estimated construction costs. Incentive fees are recognized when performance has been verified by an independent third party.

FACILITY MANAGEMENT REVENUES

Management fees are recognized when earned in accordance with each management contract. Incentive management fees are recognized when the incentive criteria have been met and the incentive amount has been confirmed by a third party.

ADVERTISING COSTS

Advertising costs are expensed during the period incurred. The Company uses no direct response advertising. Advertising expense approximated $0.4 million, $0.9 million, and $0.6 million in 2004, 2003, and 2002, respectively.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Derivative financial instruments are reported on the balance sheet at fair value. Changes in fair value are recognized either in earnings or as other comprehensive income, depending on whether the derivative has been designated as a fair value or cash flow hedge and whether it qualifies as part of a hedging relationship, the nature of the exposure being hedged, and how effective the derivative is at offsetting movements in underlying exposure. The Company discontinues hedge accounting when: (i) it determines that the derivative is no longer effective in offsetting changes in the fair value or cash flows of a hedged item; (ii) the derivative expires or is sold, terminated, or exercised;
(iii) it is no longer probable that the forecasted transaction will occur; or
(iv) management determines that designating the derivative as a hedging instrument is no longer appropriate. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, the Company will carry the derivative at its fair value on the balance sheet, recognizing changes in the fair value in current-period earnings.

The Company uses interest rate swaps and caps to effectively convert a portion of its floating rate debt to fixed rate, thus reducing the impact of rising interest rates on interest payments. These instruments are designated as cash flow hedges and qualify for the short cut method under SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, as amended. The interest differential to be paid or received is accrued as interest expense. The Company's counter-parties are major financial institutions.

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

             AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES AND
                           AMERICAN CAMPUS PREDECESSOR

             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS


COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes net income (loss) and other comprehensive income (loss), consisting of unrealized gains (losses) on derivative instruments. Comprehensive income (loss) is presented in the accompanying consolidated and combined statements of changes in stockholders' and Predecessor owners' equity, and accumulated other comprehensive income (loss) is displayed as a separate component of stockholders' and Predecessor owners' equity.

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

The TRS manages the Company's non-REIT activities and is subject to federal, state and local income taxes.

FINANCIAL INSTRUMENTS

The Company does not hold or issue financial instruments for trading purposes. The fair value of financial instruments was estimated based on the following methods and assumptions:

CASH AND CASH EQUIVALENTS, RESTRICTED CASH AND SHORT-TERM INVESTMENTS, STUDENT CONTRACTS RECEIVABLE, OTHER ASSETS, ACCOUNTS PAYABLE AND ACCRUED EXPENSES, and OTHER LIABILITIES: the carrying amount approximates fair value, due to the short maturity of these instruments.

MORTGAGE LOANS: the fair value of mortgage loans is based on the present value of the cash flows at current rates through maturity. As of December 31, 2004, the Company estimated the fair value of its mortgage loans to be approximately $130.8 million.

BONDS PAYABLE: the fair value of bonds payable is based on market quotes for bonds outstanding. As of December 31, 2004, the Company estimated the fair value of its bonds payable to be approximately $72.4 million.

LINE OF CREDIT (REVOLVING CREDIT FACILITY): the fair value of the Company's revolving credit facility approximates carrying value due to the variable interest rate feature of this instrument.

DERIVATIVE INSTRUMENTS: these instruments are reported on the balance sheet at fair value, which is based on calculations provided by independent, third-party financial institutions and represent the discounted future cash flows expected, based on the projected future interest rate curves over the life of the instrument.

RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform to the current period presentation, which includes balance sheets presented in an unclassified format and discontinued operations.

             AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES AND
                           AMERICAN CAMPUS PREDECESSOR

             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS


3.      EARNINGS PER SHARE

Earnings per share is calculated based on the weighted average number of shares of the Company's common stock outstanding during the period. Restricted stock units ("RSUs") are included in both basic and diluted weighted average common shares outstanding because they were fully vested on the date of grant and all conditions required in order for the recipients to earn the RSUs have been satisfied. Profits interest units ("PIUs") in the Operating Partnership are excluded from basic weighted average common shares outstanding because the conditions required in order for those units to be converted into common shares have not yet been satisfied. See Note 9 for a discussion of PIUs and RSUs.

The following is a summary of the elements used in calculating basic and diluted income per share for the period subsequent to the IPO (August 17, 2004 through December 31, 2004):

                                                                                  PERIOD FROM
                                                                             AUGUST 17, 2004 THROUGH
                                                                                DECEMBER 31, 2004
                                                                           ----------------------------
        Basic net income per share calculation:
          Income from continuing operations                                     $             1,196
          Discontinued operations                                                               606
                                                                           ----------------------------
          Net income                                                            $             1,802
                                                                           ============================

          Income from continuing operations - per share                         $              0.10
                                                                           ============================
          Income from discontinued operations - per share                       $              0.04
                                                                           ============================
          Net income - per share                                                $              0.14
                                                                           ============================

          Basic weighted average common shares outstanding                               12,513,130
                                                                           ============================

        Diluted net income per share calculation:
          Income from continuing operations                                     $             1,196
          Add back income allocated to PIU holders                                               30
                                                                           ----------------------------
          Income from continuing operations, as adjusted                                      1,226
          Discontinued operations                                                               606
                                                                           ----------------------------
          Net income, as adjusted                                               $             1,832
                                                                           ============================

          Income from continuing operations - per share                         $              0.10
                                                                           ============================
          Income from discontinued operations - per share                       $              0.05
                                                                           ============================
          Net income - per share                                                $              0.15
                                                                           ============================

          Basic weighted average common shares outstanding                               12,513,130
          PIUs                                                                              121,000
                                                                           ----------------------------
          Diluted weighted average common shares outstanding                             12,634,130
                                                                           ============================

             AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES AND
                           AMERICAN CAMPUS PREDECESSOR

             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS


4.      INCOME TAXES

Deferred income taxes result from temporary differences between the carrying amounts of assets and liabilities of the TRS for financial reporting purposes and the amounts used for income tax purposes. Significant components of the deferred tax assets and liabilities are as follows:

                                                                         DECEMBER 31, 2004
                                                                     -------------------------
        Deferred tax assets:
          Fixed and intangible assets                                  $             11,742
          Net operating loss carryforward                                               343
          Prepaid and deferred rent                                                     175
          Bad debt reserves                                                              46
          Accrued expenses                                                               21
                                                                     -------------------------
        Total deferred tax assets                                                    12,327
        Valuation allowance for deferred tax assets                                 (10,696)
                                                                     -------------------------
        Deferred tax assets, net of valuation allowance                               1,631

        Deferred tax liability:
          Deferred financing costs                                                      903
                                                                     -------------------------

        Net deferred tax assets                                        $                728
                                                                     =========================

Significant components of the income tax benefit are as follows:

                                                                               PERIOD FROM AUGUST 17,
                                                                                    2004 THROUGH
                                                                                 DECEMBER 31, 2004
                                                                             -------------------------
        Deferred:
          Federal                                                              $                660
          State                                                                                  68
                                                                             -------------------------
        Total (total income tax benefit from continuing operations)            $                728
                                                                             =========================

TRS income subject to tax is $0.4 million for the period from August 17, 2004 (IPO and TRS formation date) to December 31, 2004. The reconciliation of income tax attributable to continuing operations computed at the U.S. statutory rate to income tax benefit is as follows, including the percentage of consolidated income subject to tax:

                                                                               PERIOD FROM AUGUST 17,
                                                                                      2004 TO
                                                                                 DECEMBER 31, 2004
                                                                             -------------------------
        Tax at U.S. statutory rates on TRS income subject to tax               $               (132)
        State income tax, net of federal income tax benefit                                     (14)
        Effect of permanent differences                                                          (8)
        Decrease in valuation allowance                                                         217
        Initial adoption of SFAS No. 109                                                        665
                                                                             -------------------------
        Income tax benefit                                                     $                728
                                                                             =========================

Upon formation, the TRS became subject to federal and state income taxation and, accordingly, established deferred tax assets and liabilities. The net deferred tax asset recorded upon formation was $0.7 million, the tax benefit for which is reflected as income tax benefit in the accompanying consolidated and combined statements of operations. The valuation allowance decreased by $0.2 million during the period from August 17, 2004 to December 31, 2004 due to management's determination that an additional amount of gross deferred tax assets became more likely than not to be recognized.

At December 31, 2004, the Company had net operating loss carryforwards ("NOLs") of approximately $0.9 million for income tax purposes that expire in 2024. These NOLs may be used to offset future taxable income generated by the TRS.

             AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES AND
                           AMERICAN CAMPUS PREDECESSOR

             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS


5.      INVESTMENTS IN OWNED OFF-CAMPUS PROPERTIES

Owned off-campus properties consist of the following:

                                                                 DECEMBER 31,
                                                ------------------------------------------------
                                                         2004                     2003
                                                -----------------------   ----------------------
        Owned off-campus properties:
           Land                                   $            33,778       $           35,434
           Buildings and improvements                         219,841                  175,436
           Furniture, fixtures and equipment                   10,104                    6,673
           Construction in progress                             9,087                   22,961
                                                -----------------------   ----------------------
                                                              272,810                  240,504
           Less accumulated depreciation                      (22,710)                 (17,597)
                                                -----------------------   ----------------------
        Owned off-campus properties, net          $           250,100       $          222,907
                                                =======================   ======================

In May 2003, an arson fire destroyed a student housing facility under construction. Reconstruction commenced in June 2003 and the Company has received advances totaling approximately $8.8 million as of December 31, 2004. Accordingly, the Company has recognized a total gain of $0.7 million during the year ended December 31, 2004 related to the settlement of this claim. This amount is included in other nonoperating income in the accompanying consolidated and combined statements of operations.

OWNED OFF-CAMPUS PROPERTY - HELD FOR SALE

In November 2004, California State University - San Bernardino exercised its option to purchase the University Village at San Bernardino off-campus student housing property for an aggregate purchase price of approximately $28.3 million. This transaction was consummated in January 2005, and this property is reflected as Owned Off-Campus Property - Held for Sale as of December 31, 2004 in the accompanying consolidated balance sheet. This property is included in the Owned Off-Campus Properties segment discussed in Note 16.

6.      ON-CAMPUS PARTICIPATING PROPERTIES

The Company is a party to ground/facility lease agreements ("Leases") with certain state university systems and colleges (the "Lessor") for the purpose of developing, constructing, and operating student housing facilities on university campuses. Under the terms of the leases, title to the constructed facilities is held by the Lessor and the Lessor receives a de minimus base rent paid at inception and 50% of defined net cash flows on an annual basis through the term of the lease. The leases terminate upon final repayment of the related debt, the amortization period of which is contractually stipulated.

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

In conjunction with the execution of each Lease, the Company has entered into a separate five-year agreement to manage the facilities for 5% of defined gross receipts. The five-year term of the management agreement is not contingent upon the continuation of the facility lease. Upon expiration of the respective five year management agreements, the agreements continue on a month-to-month basis.

             AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES AND
                           AMERICAN CAMPUS PREDECESSOR

             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS


On-campus participating properties are as follows:

                                                                                                            HISTORICAL COST
                                                                                                   ---------------------------------
                                                                                                              DECEMBER 31,
                                                          COMMENCEMENT/         REQUIRED DEBT      ---------------------------------
        LESSOR/UNIVERSITY                                  EXPIRATION             REPAYMENT              2004             2003
        ---------------------------------------------  -------------------  ---------------------  ----------------  ---------------
        Texas A&M University System/Prairie View
           A&M University (1)                           2/1/96 / 8/31/38            9/1/23          $     37,840      $     37,368
        Texas A&M University System/Texas A&M
           International                                2/1/96 / 8/31/38            9/1/23                 5,909             5,889
        Texas A&M University System/Prairie View
           A&M University (2)                           10/1/99 / 8/31/39     8/31/25 / 8/31/28           23,663            23,366
        University of Houston System/University of
           Houston - Phase I                            9/27/00 / 8/31/41          8/31/35                18,123            17,864
        University of Houston System/University of
           Houston - Phase II (3)                       9/27/00 / 8/31/41          8/31/35                   835                 -
                                                                                                   ----------------  ---------------
                                                                                                          86,370            84,487
                                                                                                   ----------------  ---------------
        Less accumulated amortization                                                                    (18,306)          (14,774)
                                                                                                   ----------------  ---------------
        On-campus participating properties, net                                                     $     68,064      $     69,713
                                                                                                   ================  ===============

--------------------------------
        (1)     Consists of three phases placed in service between 1996 and 1998
        (2)     Consists of two phases placed in service between 2000 and 2003.
        (3) Phase II is covered under the original Cullen Oaks ground lease. This facility is under development and is scheduled to be placed in service in August 2005.

ON-CAMPUS PARTICIPATING PROPERTY - HELD FOR SALE

During 2003, the Predecessor entered into a ground lease with Weatherford College, obtained construction financing and constructed a student housing facility which opened in the Fall of 2003. This property's ground lease was transferred to Weatherford College and the related debt was repaid in April 2004. The leasehold is reflected as Student Housing Facility Subject to Ground Lease - Held for Sale and the related construction loan is reflected as Note Payable Secured by Leasehold Held for Sale as of December 31, 2003 in the accompanying combined balance sheet. This property is included in the On-Campus Participating Properties segment discussed in Note 16.

7.      JOINT VENTURE AND MINORITY INTERESTS

In August 2004, the Operating Partnership formed a limited liability company, 1772 Sweet Home Road, L.L.C. ("Sweet Home"), with a local landowner to develop and own an off-campus student housing property located in Buffalo, New York. The community will consist of nine residential buildings containing 269 units and 828 beds and is scheduled to be completed in the Fall of 2005. Upon the formation of Sweet Home, an affiliate of the Operating Partnership (the "Managing Member") caused Sweet Home to admit the local landowner (which was a partner in the selling partnership) as a non-managing member of Sweet Home as partial consideration for the land. In addition, the Managing Member will fund all remaining development and construction costs of the project. A subsidiary of the TRS will serve as the developer and construction manager of the project. Each member receives a return on its investment and participates in additional returns, as defined in the Operating Agreement. This entity is consolidated and the non-managing member's interest in Sweet Home is reflected as a minority interest in the accompanying financial statements.

In connection with the IPO, a wholly-owned affiliate of the Company acquired Titan Investments II ("Titan"), which held a minority ownership in three development properties and one operating property in exchange for approximately $5.7 million in cash. Subsequent to this transaction, the four properties are now wholly owned by the Operating Partnership. This transaction was accounted for using the purchase method and the purchase price was allocated to the assets and liabilities acquired based on their respective fair values.

Minority interests also include PIUs received by certain executive and senior officers on the IPO date (see Note 9). A PIU and a share of the Company's common stock have essentially the same economic characteristics, as they effectively participate equally in the net income and distributions of the Operating Partnership. The PIU holders' minority interest in the Operating Partnership is reported at an amount equal to the PIU holders' ownership percentage of the net equity of the Operating Partnership at the end of each reporting period (1.0% at December 31, 2004.)

             AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES AND
                           AMERICAN CAMPUS PREDECESSOR

             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS


8.      DEBT

A summary of the Company's outstanding consolidated and combined indebtedness is as follows:

                                                                                       DECEMBER 31,
                                                                           --------------------------------------
                                                                                  2004                2003
                                                                           ------------------  ------------------
        Debt secured by owned off-campus properties:
          Revolving credit facility and short-term notes payable            $      11,800       $          74
          Mortgage loans payable                                                  111,974             170,780
          Construction loans payable                                                    -              26,447
        Debt secured by on-campus participating properties:
          Mortgage loan payable                                                    17,045              17,287
          Construction loan payable                                                   540                   -
          Bonds payable                                                            59,655              61,010
                                                                           ------------------  ------------------
        Total debt                                                          $     201,014       $     275,598
                                                                           ==================  ==================

During the twelve months ended December 31, 2004, the following transactions occurred:

                                                                                       YEAR ENDED
                                                                                    DECEMBER 31, 2004
                                                                                 ------------------------
        Balance, beginning of period                                               $          275,598
        Additions
           Draws on lines of credit, net of payoffs                                            11,726
           Draws under advancing construction loans                                            41,170
           Closing of new construction loan for leasehold property (1)                            540
        Deductions:
           Scheduled repayments of principal                                                   (3,053)
           Repayment of note payable secured by leasehold held for sale                        (8,080)
           Reduction in debt due to distribution of assets in connection with IPO             (11,388)
           Repayment of construction loans in connection with IPO                             (59,537)
           Repayment of mortgage loans in connection with IPO                                 (45,962)
                                                                                 ------------------------
                                                                                   $          201,014
                                                                                 ========================

     (1) In December 2004, the Company obtained a new construction loan to fund the development and construction of Cullen Oaks - Phase II, a leasehold facility scheduled to open in August 2005. The loan has a term of 18 months and bears interest, at the Company's option, at either Prime (5.25% at December 31, 2004) or LIBOR plus 2.0% (4.4% at December 31,
         2004).

REVOLVING CREDIT FACILITY

In connection with the IPO, the Operating Partnership obtained a senior secured revolving credit facility. The credit facility has a term of 36 months and provides a maximum capacity of $75 million, subject to certain conditions as contained in the Credit Agreement (the "Agreement"). The maximum capacity may be increased by up to an additional $25 million, subject to certain borrowing base requirements, as outlined in the Agreement. The facility bears interest at a variable rate, at the Company's option, based upon a base rate or one-, two-, three-, or six-month LIBOR plus, in each case, a spread based upon the Company's total leverage. Additionally, the Company is required to pay an unused commitment fee ranging from 0.20% to 0.25% per annum, depending on the aggregate unused balance. The credit facility is secured by the Company's ownership interests in a minimum of four unlevered owned off-campus properties. The Company guarantees the Operating Partnership's obligations under the credit facility. As of December 31, 2004, the balance outstanding on the revolving credit facility totaled $11.8 million, bearing interest at 3.9%, with remaining availability (subject to certain financial covenants) totaling $53.3 million.

The terms of the Agreement include certain restrictions and covenants, which limit, among other things, the payment of

             AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES AND
                           AMERICAN CAMPUS PREDECESSOR

             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS


distributions (as discussed below), the incurrence of additional indebtedness, liens, and the disposition of assets. The terms also require compliance with financial ratios relating to consolidated net worth and leverage requirements. Commencing with the earlier of the day the outstanding balance exceeds $25 million or December 31, 2005, the Company will also be subject to compliance with additional fixed charge and debt coverage ratios. The distribution restriction previously mentioned provides that, except to enable the Company to continue to qualify as a REIT for federal income tax purposes, before December 31, 2005, the Company may not pay distributions greater than $5 million in any given quarter. Subsequent to December 31, 2005, the Company will be prohibited from making distributions which exceed 95% of the Company's funds from operations, as defined, over any four consecutive fiscal quarters. As of December 31, 2004, the Company was in compliance with all such covenants.

CONSTRUCTION LOANS AND MORTGAGE NOTES PAYABLE

Construction loans and mortgage notes payable at December 31, 2004 consisted of nine loans secured by off-campus and on-campus properties consisting of:

                                  PRINCIPAL                             INTEREST RATE AT
                                 OUTSTANDING          STATED              DECEMBER 31,
PROPERTY                             (3)          INTEREST RATE               2004            MATURITY DATE          AMORTIZATION
----------------------------    --------------   ----------------       ----------------    ------------------       --------------
Cullen Oaks (1)                  $    17,045        LIBOR +1.90%              5.54%            November 2008            30 years
Cullen Oaks - Phase II (2)               540             (2)                  4.41%              June 2006                 n/a
University Village at
  Boulder Creek                       16,540            5.71%                 5.71%            November 2012            30 years
River Club Apartments                 18,533            8.18%                 8.18%             August 2010             30 years
River Walk Townhomes                   7,683            8.00%                 8.00%           September 2009            30 years
Village at Alafaya Club               20,474            8.16%                 8.16%             August 2010     (4)     30 years
Village at Blacksburg                 21,352            7.50%                 7.50%            January 2011             30 years
Commons on Apache                      7,668            7.66%                 7.66%              June 2009              30 years
Callaway House                        19,724            7.10%                 7.10%             April 2011              30 years
                                --------------                          ----------------
Total                            $   129,559       Wtd Avg Rate               7.18%
                                ==============                          ================

     (1) Floating rate on this mortgage loan was swapped to a fixed rate of 5.54%. This swap terminates in November 2008, at which time the interest rate will revert back to a variable rate. The TRS has guaranteed payment of this indebtedness.
     (2) Construction loan was obtained in December 2004. For each borrowing, the Company has the option of choosing either a Prime rate or LIBOR plus 2.0%. The Company has an option to extend the maturity of this loan through November 2008. The TRS has guaranteed this indebtedness, up to a limit of $4.0 million of construction loan principal plus interest and litigation fees potentially incurred by the lender. This guaranty will remain in effect until the balance on the related construction loan is paid in full.
     (3) For federal income tax purposes, the aggregate cost of the loans is equal to the carrying amount.
     (4) Represents the Anticipated Repayment Date, as defined in the loan agreement. If the loan is not repaid on the Anticipated Repayment Date, then certain monthly payments including excess cash flow, as defined, become due through the maturity date of August 2030.

             AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES AND
                           AMERICAN CAMPUS PREDECESSOR

             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS


BONDS PAYABLE

Bonds payable consist of three issues secured by student housing ground/facility leases, with interest and principal paid semi-annually and annually, respectively, through maturity. Covenants include, among other items, budgeted and actual debt service coverage ratios. The bonds are nonrecourse to the Company. Payment of regularly scheduled principal payments is guaranteed by MBIA Insurance Corporation. Bonds payable at December 31, 2004 consisted of the following:

                                                                  PRINCIPAL         WEIGHTED                           REQUIRED
                  MORTGAGED FACILITIES                           DECEMBER 31,        AVERAGE         MATURITY         MONTHLY DEBT
 SERIES             SUBJECT TO LEASES            ORIGINAL           2004              RATE           THROUGH            SERVICE
----------     ----------------------------    ------------    ---------------     -----------    --------------     ---------------
               University Village-                                                                  September
1999             PVAMU/TAMIU                      $ 39,270        $    35,570           7.50%         2023               $     302
2001           University College-PVAMU             20,995             19,855           7.40%      August 2025                 158
2003           University College-PVAMU              4,325              4,230           5.90%      August 2028                  28
                                               ------------    ---------------     -----------                       ---------------
               Total/weighted average rate        $ 64,590        $    59,655           7.35%                            $     488
                                               ============    ===============     ===========                       ===============

SHORT-TERM NOTES PAYABLE

On May 1, 2002, the Predecessor entered into a line of credit facility bearing interest at the Prime rate plus 1.0%. The line of credit was limited to 66.7% of forecasted annual cash flow with a maximum of $1.0 million. The facility was secured by reimbursable development and acquisition costs and leasehold distributions. This line of credit was paid off in connection with the IPO.

On December 16, 2002, the Predecessor executed a note payable in the amount of $0.4 million, bearing interest at higher of LIBOR or 5.0% maturing on December 1, 2003, to finance the acquisition of land to be used for future development with a university system. On August 19, 2003, the University acquired the land and the loan was repaid.

SCHEDULE OF DEBT MATURITIES

Scheduled debt maturities (reflecting automatic extensions where applicable) for each of the five years subsequent to December 31, 2004, are as follows:

                            SCHEDULED               DUE AT
                            PRINCIPAL              MATURITY               TOTAL
                        -------------------  --------------------- ---------------------
        2005              $       3,001         $            -         $       3,001
        2006                      3,216                    540                 3,756
        2007                     15,241                      -                15,241
        2008                      3,617                 15,972                19,589
        2009                      3,511                 14,389                17,900
        Thereafter               69,580                 71,947               141,527
                        -------------------  --------------------- ---------------------
                          $      98,166         $      102,848         $     201,014
                        ===================  ===================== =====================

Payment of principal and interest were current at December 31, 2004. Mortgage notes and bonds payable are subject to prepayment penalties.

9.      INCENTIVE AWARD PLAN

The Company has adopted the 2004 Incentive Award Plan (the "Plan"). The Plan provides for the grant to selected employees and directors of the Company and the Company's affiliates of stock options, profits interest units ("PIUs") in the Operating Partnership, restricted stock units ("RSUs"), restricted stock, and other stock-based incentive awards. The Company has reserved a total of 1,210,000 shares of the Company's common stock for issuance pursuant to the Plan, subject to certain adjustments for changes in the Company's capital structure, as defined in the Plan.

             AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES AND
                           AMERICAN CAMPUS PREDECESSOR

             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS


PROFITS INTEREST UNITS

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

RESTRICTED STOCK UNITS

In conjunction with the IPO, 7,145 RSUs were issued to certain independent directors. No shares of stock were issued at the time of the RSU awards, and the Company is not required to set aside a fund for the payment of any such award; however, the stock is deemed to be awarded on the date of grant. Upon the Settlement Date, which is three years from the date of grant, the Company will deliver to the recipients a number of shares of common stock equal to the number of RSUs held by the recipients. In addition, recipients of RSUs are entitled to dividend equivalents equal to the cash distributions paid by the Company on one share of common stock for each RSU issued, payable currently or on the Settlement Date, as determined by the Compensation Committee of the Board of Directors. The Company recognized approximately $0.1 million of compensation expense on the IPO date, reflecting the fair value of the RSUs issued.

OUTPERFORMANCE BONUS PLAN

Upon consummation of the IPO, the Company granted to its executive officers and certain key employees a special award based upon the individuals' continued service and attaining certain performance measures. These awards consist of a bonus pool equal to the value on the date of vesting of 367,682 shares of common stock. No dividends or dividend equivalent payments will accrue with respect to the shares of common stock underlying this bonus pool. Vesting of the awards will occur on the third anniversary of the IPO, provided that the employees have maintained continued service and that at least one performance measure, as outlined in the Plan, has been achieved. These performance measures include (i) a total return on the Company's stock of at least 25% per annum from the IPO date through the vesting date, or (ii) a total return on the Company's stock of at least 12% per annum from the IPO date through the vesting date, and such return is at or above the 60th percentile of the total return achieved by "peer" companies during the same period. Payments of vested awards will be made within 120 days of vesting. Such payments will be paid in cash; however, the Compensation Committee of the Board of Directors may, in its sole discretion, elect to pay such an award through the issuance of shares of common stock, PIUs or similar securities, valued at the date of issuance. Because the achievement of the required performance measures was considered to be remote as of December 31, 2004, nothing has been reflected in the accompanying financial statements related to these awards.

10.     INTEREST RATE HEDGES

In connection with the 2001 acquisition of a student housing facility, the Predecessor purchased an interest rate cap effective November 16, 2001 through December 10, 2004, for approximately $0.1 million. The rate cap paid interest above LIBOR of 7.5% and was designated to hedge the Predecessor's exposure to increases in cash outflows for interest payments on a variable rate loan in the amount of $19.5 million. The debt underlying this hedge was repaid in connection with the IPO and consequently the hedge is no longer considered an effective cash flow hedge. This hedge has zero fair value at December 31, 2004 and 2003.

In connection with the December 2003 extension of a construction note payable, the Predecessor entered into an interest rate swap on November 19, 2003 (effective December 15, 2003 through November 15, 2008) that was designated to hedge its exposure to fluctuations on interest payments attributed to changes in interest rates associated with payments on its advancing construction note payable. Under the terms of the interest rate swap agreement, the Company pays a fixed rate of 5.5% and receives a floating rate of LIBOR plus 1.9%. The interest rate swap had a fair value (negative fair value) of approximately $40,000 and ($0.2 million) at December 31, 2004 and 2003, respectively, and is reflected in other assets and other liabilities in the accompanying consolidated and combined balance sheets, respectively.

             AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES AND
                           AMERICAN CAMPUS PREDECESSOR

             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS


The Company does not expect to reclassify a material amount of net gains on hedge instruments from accumulated other comprehensive income to earnings in 2005. Ineffectiveness resulting from the Company's hedges is not material.

11.     RELATED PARTY TRANSACTIONS

Prior to the IPO, the Predecessor borrowed funds from certain of its owners to fund short-term working capital needs. These notes were unsecured and accrued interest at 16%, compounded monthly. Borrowings under these arrangements totaled $-0- and $1.0 million for 2004 and 2003, respectively. There were no balances outstanding at December 31, 2004 and 2003. Interest expense on related party notes payable for 2004, 2003, and 2002 totaled $-0-, $35,000, and $0.1 million, respectively.

Prior to the IPO, an affiliate of the Predecessor had an ownership interest in Dobie Center Properties, Ltd. which owns Dobie Center, a student housing facility. Pursuant to a management agreement with the Dobie Center, the Company received facility management fees representing 3% of gross receipts and 6% of qualifying capital projects, and commercial leasing fees of 4% of commercial leases. Such fees totaled approximately $0.2 million, $0.3 million, and $0.4 million for 2004, 2003, and 2002, respectively. The management agreement began operating on a month-to-month basis upon expiration in May 2002. Upon consummation of the Company's IPO, the Company no longer has an ownership interest in this property; as such, the management fees earned subsequent to the IPO are reflected as third party management services on the accompanying consolidated statements of operations.

Subsequent to the IPO, the Company has paid its Predecessor owners approximately $1.4 million related to a guarantee fee and the distribution of insurance proceeds from a fire that occurred at an off-campus student housing property (see Note 5).

12.     LEASE COMMITMENTS

The Company is a party to a sublease for corporate office space beginning August 15, 2002, and expiring December 31, 2010. The terms of the sublease provide for a period of free rent and scheduled rental rate increases and common area maintenance charges upon expiration of the free rent period. Concurrent with the sublease of the new office, the Predecessor sublet its existing office space through the expiration of the lease in October 2003.

The Company entered into a ground lease agreement on October 2, 2003 for the purpose of constructing a student housing facility near the campus of Temple University in Philadelphia, Pennsylvania. The agreement terminates June 30, 2079 and has four six year extensions available. Under the terms of the ground lease, the lessor receives annual minimum rents of $0.1 million and contingent rental payments based on a defined formula.

The Company also has various operating and capital leases for furniture, office and technology equipment, which expire through 2009. Rental expense under the operating lease agreements approximated $0.5 million, $0.6 million, and $0.5 million in 2004, 2003, and 2002, respectively, net of sublease income of approximately $-0-, $0.1 million, and $28,000.

On-campus participating properties, net at December 31, 2004 included approximately $0.2 million related to a capital lease of technology equipment, net of approximately $23,000 of accumulated amortization. Other assets at December 31, 2004 included approximately $0.3 million related to assets under capital leases, net of $0.2 million of accumulated amortization.

Future minimum commitments over the life of all leases subsequent to December 31, 2004, are as follows:

                                                    OPERATING           CAPITAL
                                                 -----------------  -----------------
        2005                                        $      527           $    275
        2006                                               509                182
        2007                                               482                135
        2008                                               478                 95
        2009                                               480                 28
        Thereafter                                       7,334                  -
                                                 -----------------  -----------------
        Total minimum lease payments                     9,810                715
        Amount representing interest                         -                117
                                                 -----------------  -----------------
        Balance of minimum lease payments           $    9,810           $    598
                                                 =================  =================

             AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES AND
                           AMERICAN CAMPUS PREDECESSOR

             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS


The capital lease obligations are reflected in other liabilities in the accompanying consolidated and combined balance sheets. Amortization of assets recorded under capital leases for the years ended December 31, 2004, 2003, and 2002 is included in depreciation expense and is immaterial for the periods presented.

13.     CONCENTRATION OF RISKS

The Company has a significant presence on a single university campus, Prairie View A&M University. These on-campus participating properties represent approximately 21.0%, 21.0%, and 22.0% of the Company's consolidated and combined revenues for 2004, 2003, and 2002, respectively. The percentage of consolidated and combined net income attributable to those facilities is minimal. The unlikely event of significantly diminished enrollment at this university could have a negative impact on the Company's ability to achieve its forecasted profitability.

14.     COMMITMENTS AND CONTINGENCIES

COMMITMENTS

EMPLOYMENT AGREEMENT: Pursuant to an employment agreement with a former key employee of the Predecessor, the Company is required to make periodic payments and provide certain other benefits through 2005. The present value of these payments of approximately $1.0 million was expensed during the year ended December 31, 2003. The remaining amount owed under this agreement is included in accounts payable and accrued expenses and other liabilities in the accompanying consolidated and combined balance sheets.

DEVELOPMENT-RELATED GUARANTEES: The Company commonly provides alternate housing and project cost guarantees, subject to force majeure. These guarantees are typically limited, on an aggregate basis, to the amount of the projects' related development fees or a contractually agreed-upon maximum exposure amount. Alternate housing guarantees typically expire five days after construction is complete and generally require the Company to provide substitute living quarters and transportation for students to and from the university if the project is not complete by an agreed-upon completion date. Project cost guarantees hold the Company responsible for the cost of a project in excess of budget. The budget consists primarily of costs included in the general contractors' guaranteed maximum price contract ("GMP"). The GMP obligates the general contractor, subject to force majeure and approved change orders, to provide completion date guarantees and to cover cost overruns and liquidated damages. In addition, the GMP is secured with payment and performance bonds. Project cost guarantees expire upon completion of certain developer obligations, which are normally satisfied within one year after completion of the project. The Company's estimated maximum exposure amount under the above guarantees is approximately $3.6 million.

On one completed project, the Company has guaranteed losses up to $3.0 million in excess of the development fee if the loss is due to any failure of the Company to maintain, or cause its professionals to maintain, required insurance for a period of five years beyond completion of the project (August 2009).

At December 31, 2004 all projects were on schedule and within budget. The Company has estimated the fair value of guarantees entered into or modified after December 31, 2002, the effective date of FASB Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," to be immaterial.

In the normal course of business, the Company enters into various development-related purchase commitments with parties that provide development-related goods and services. In the event that the Company was to terminate development services prior to the completion of projects under construction, the Company could potentially be committed to satisfy outstanding purchase orders with such parties. The Company's most significant and common commitments rest with general contractors and furniture suppliers.

DEBT-RELATED GUARANTEES: RAP Student Housing Properties, L.L.C.'s ("RAP SHP", an entity wholly owned by the Operating Partnership) limited guaranty of certain obligations of the borrower in connection with the mortgage loan for The Village at Riverside, a property which was retained by the Predecessor owners in connection with the IPO, continues to be in effect. Subsequent to the IPO, the property was foreclosed upon by the lender. Pursuant to the guaranty, RAP SHP agreed to

             AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES AND
                           AMERICAN CAMPUS PREDECESSOR

             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS


indemnify the lender against, among other things, the borrower's fraud or misrepresentation, the borrower's failure to maintain insurance, certain environmental matters, and the borrower's criminal acts. As part of the formation transactions, the Predecessor owners have indemnified the Company and its affiliates from and against all claims, costs, expenses, losses and damages incurred by the Company under or in connection with this guaranty. Even if the Company was required to perform under the guaranty, the Company would be reimbursed for the amount of such liability by the Predecessor owners so long as they are not in breach of their obligations to the Company under the indemnity.

CONTINGENCIES

LITIGATION: In the normal course of business, the Company is subject to claims, lawsuits, and legal proceedings. While it is not possible to ascertain the ultimate outcome of such matters, management believes that the aggregate amount of such liabilities, if any, in excess of amounts provided or covered by insurance, will not have a material adverse effect on the consolidated financial position or results of operations of the Company.

ENVIRONMENTAL MATTERS: The Company is not aware of any environmental liability with respect to the properties that would have a material adverse effect on the Company's business, assets or results of operations. However, there can be no assurance that such a material environmental liability does not exist. The existence of any such material environmental liability could have an adverse effect on the Company's results of operations and cash flows.

15.     DISCONTINUED OPERATIONS

As described in Note 5, in November 2004, California State University - San Bernardino exercised its option to purchase the University Village at San Bernardino off-campus student housing property. As discussed in Note 6, a leasehold interest was transferred to Weatherford College in April 2004. Additionally, as discussed in Note 1, in connection with the IPO, the Company distributed its interests in the entities owning The Village at Riverside to an affiliate of the Company's Predecessor owners along with certain other non-core assets. Discontinued operations for the year ended December 31, 2002 also includes a leasehold interest that was transferred to Lamar University in December 2002.

Accordingly, the related net income for the afore-mentioned properties is reflected in the accompanying consolidated and combined statements of operations as discontinued operations for the periods presented in accordance with SFAS No.
144. Below is a summary of the results of operations for the properties sold or distributed through their respective sale or distribution dates:

                                                       YEAR ENDED DECEMBER 31,
                                          --------------------------------------------------
                                               2004             2003             2002
                                          ---------------  ---------------  ----------------
        Total revenues                      $   2,767         $   2,769        $   2,932
        Total operating expenses                1,738             1,776            1,625
                                          ---------------  ---------------  ----------------
           Operating income                     1,029               993            1,307
        Total nonoperating expenses               757               986              988
                                          ---------------  ---------------  ----------------
           Net income                       $     272         $       7        $     319
                                          ===============  ===============  ================

As of December 31, 2004 and 2003, assets and liabilities attributable to the properties classified within discontinued operations consisted of the following:

                                                                      DECEMBER 31,
                                                           ---------------------------------
                                                                2004             2003
                                                           ---------------  ----------------
        Cash and cash equivalents                              $    176        $     403
                                                           ===============  ================
        Other assets                                           $    119        $   1,112
                                                           ===============  ================
        Land, buildings and improvements, and furniture,
             fixtures, and equipment, net of accumulated
             depreciation                                      $ 22,350        $  31,013
                                                           ===============  ================
        Accounts payable and accrued expenses                  $    126        $     490
                                                           ===============  ================
        Notes payable                                          $      -        $  25,811
                                                           ===============  ================
        Other liabilities                                      $    311        $     513
                                                           ===============  ================

             AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES AND
                           AMERICAN CAMPUS PREDECESSOR

             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS


16.     SEGMENTS

The Company defines business segments by their distinct customer base and service provided. The Company has identified four reportable segments: Owned Off-Campus Properties, On-Campus Participating Properties, Development Services, and Property Management Services. Management evaluates each segment's performance based on operating income before depreciation, amortization, minority interests and allocation of corporate overhead. Intercompany fees are reflected at the contractually stipulated amounts.

As a result of the Company's new structure subsequent to the IPO, management has segregated the segment formerly titled "Student Housing Rentals" into two distinct segments titled "Owned Off-Campus Properties" and "On-Campus Participating Properties." This new segment reporting format better reflects how third parties analyze the Company and its properties subsequent to the IPO and, accordingly, how management internally evaluates the operations of such properties.


                                 AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES AND
                                               AMERICAN CAMPUS PREDECESSOR

                                 NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS


                                                                                YEAR ENDED DECEMBER 31,
                                                                  -----------------------------------------------------
                                                                       2004               2003                2002
                                                                  ---------------    --------------     ---------------
OWNED OFF-CAMPUS PROPERTIES
Rental revenues                                                    $     35,497       $    31,499        $     29,702
Interest and other income                                                    21                 -                  47
                                                                  ---------------    --------------     ---------------
Total revenues from external customers                                   35,518            31,499              29,749
Operating expenses before depreciation and amortization                  15,597            14,583              13,893
Interest expense                                                         11,049            11,700              11,070
Insurance gain                                                              654                 -                   -
                                                                  ---------------    --------------     ---------------
Operating income before depreciation, amortization, minority
   interests and allocation of corporate overhead                  $      9,526       $     5,216        $      4,786
                                                                  ===============    ==============     ===============
Depreciation and amortization                                      $      6,520       $     5,667        $      5,081
                                                                  ===============    ==============     ===============
Capital expenditures                                               $     61,120       $    21,777        $     20,901
                                                                  ===============    ==============     ===============
Total segment assets at December 31,                               $    269,643       $   201,676        $    206,659
                                                                  ===============    ==============     ===============
ON-CAMPUS PARTICIPATING PROPERTIES
Rental revenues                                                    $     17,418       $    16,482        $     16,055
Interest and other income                                                    61                27                  67
                                                                  ---------------    --------------     ---------------
Total revenues from external customers                                   17,479            16,509              16,122
Operating expenses before depreciation, amortization, and
   ground/facility lease                                                  7,381             7,411               7,124
Ground/facility lease                                                       812               489                 643
Interest expense                                                          5,469             5,181               5,191
Insurance gain                                                              273                 -                   -
                                                                  ---------------    --------------     ---------------
Operating income before depreciation, amortization, minority
   interests and allocation of corporate overhead                  $      4,090       $     3,428        $      3,164
                                                                  ===============    ==============     ===============
Depreciation and amortization                                      $      3,532       $     3,271        $      3,152
                                                                  ===============    ==============     ===============
Capital expenditures                                               $      1,881       $     3,788        $       396
                                                                  ===============    ==============     ===============
Total segment assets at December 31,                               $     79,686       $    89,502        $     79,501
                                                                  ===============    ==============     ===============
DEVELOPMENT SERVICES
Development and construction management fees from
   external customers                                              $      5,803       $     8,010        $      5,481
Intersegment revenues                                                       234               456                 222
                                                                  ---------------    --------------     ---------------
Total revenues                                                            6,037             8,466               5,703
Operating expenses                                                        3,796             3,854               3,934
                                                                  ---------------    --------------     ---------------
Operating income before depreciation, amortization,
   minority interests and allocation of corporate overhead         $      2,241       $     4,612        $      1,769
                                                                  ===============    ==============     ===============
Total segment assets at December 31,                               $     12,879       $    34,639        $     13,807
                                                                  ===============    ==============     ===============
PROPERTY MANAGEMENT SERVICES
Property management fees from external customers                   $      2,105       $     1,189        $        945
Intersegment revenues                                                     1,152               983                 930
                                                                  ---------------    --------------     ---------------
Total revenues                                                            3,257             2,172               1,875
Operating expenses                                                        1,480             1,523               1,675
                                                                  ---------------    --------------     ---------------
Operating income before depreciation, amortization, minority
   interests and allocation of corporate overhead                  $      1,777       $       649        $        200
                                                                  ===============    ==============     ===============
Total segment assets at December 31,                               $      1,141       $       615        $        261
                                                                  ===============    ==============     ===============
RECONCILIATIONS
Total segment revenues                                             $     62,291       $    58,646        $     53,449
Elimination of intersegment revenues                                    (1,386)            (1,439)             (1,152)
                                                                  ---------------    --------------     ---------------
Total consolidated revenues                                        $     60,905       $    57,207        $     52,297
                                                                  ===============    ==============     ===============
Segment operating income before depreciation, amortization,
   minority interests and allocation of corporate overhead         $     17,634       $    13,905        $      9,919
Depreciation and amortization                                            11,184             9,426               8,623
Net unallocated expenses relating to corporate overhead                   8,850             5,462               4,079
Income tax benefit                                                          728                 -                   -
Minority interests                                                          100                16                  30
                                                                  ---------------    --------------     ---------------
Loss from continuing operations                                    $     (1,572)      $      (967)       $     (2,753)
                                                                  ===============    ==============     ===============
Total segment assets                                               $    363,349       $   326,432        $    300,228
Unallocated corporate assets                                              4,279             4,134               7,430
                                                                  ---------------    --------------     ---------------
Total assets                                                       $    367,628       $   330,566        $    307,658
                                                                  ===============    ==============     ===============

             AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES AND
                           AMERICAN CAMPUS PREDECESSOR

             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS


17.     QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The information presented below represents the combined financial results of the Predecessor from January 1, 2004 to August 16, 2004, and the consolidated financial results of the Company from August 17, 2004 to December 31, 2004.

                                                                            2004
                                 ---------------------------------------------------------------------------------------------
                                    1ST QUARTER        2ND QUARTER        3RD QUARTER        4TH QUARTER           TOTAL
                                 -----------------  -----------------  -----------------  -----------------  -----------------
   Total revenues                 $        16,172    $        14,331    $        13,971    $        19,116    $        63,590  (1)
                                 =================  =================  =================  =================  =================
   Net income (loss)              $         1,529    $        (1,001)   $        (5,208)   $         3,341    $        (1,339)
                                 =================  =================  =================  =================  =================
   Net income per share-basic     $             -    $             -    $             -    $          0.26    $          0.14  (2)
                                 =================  =================  =================  =================  =================
   Net income per share-diluted   $             -    $             -    $             -    $          0.26    $          0.15  (2)
                                 =================  =================  =================  =================  =================

                                                                            2003
                                 ---------------------------------------------------------------------------------------------
                                    1ST QUARTER        2ND QUARTER        3RD QUARTER        4TH QUARTER           TOTAL
                                 -----------------  -----------------  -----------------  -----------------  -----------------
          Total revenues          $        15,647    $        14,083    $        14,026    $        16,167    $        59,923  (1)
                                 =================  =================  =================  =================  =================
          Net income (loss)       $         1,347    $          (370)   $        (1,544)   $          (377)   $          (944)
                                 =================  =================  =================  =================  =================

     (1) Includes revenues from discontinued operations of $2.8 million for each of the years ended December 31, 2004 and 2003.
     (2) Represents the period from August 17, 2004 (IPO date) through December 31, 2004.

18.     SUBSEQUENT EVENTS

On February 17, 2005, the Company declared a distribution per share of $0.3375 which was paid on March 8, 2005 to all common stockholders of record as of February 25, 2005. At the same time, the Company paid or set aside an equivalent amount per unit to holders of PIUs and RSUs, respectively (see Note 9).

In February 2005, the Company acquired a five-property portfolio (the "Proctor Portfolio") for a purchase price of $53.5 million, including the assumption of $35.4 million in debt (excluding the impact of purchase accounting adjustments). Four of the properties are located in Tallahassee, Florida and one property is located in Gainesville, Florida. These five communities total 53 buildings, 446 units, and 1,656 beds. The results of operations of these properties will be included in the Company's consolidated statements of operations beginning in the first quarter of 2005.

In March 2005, we acquired a 136-unit, 418-bed off-campus student housing property ("CityParc") located near the University of North Texas in Denton, Texas, for a purchase price of $19.2 million, including the assumption of approximately $11.8 million of fixed-rate mortgage debt (excluding the impact of purchase accounting adjustments).

In February 2005, the Company entered into a purchase and sale agreement to acquire a 396-unit, 1,044-bed off-campus student housing property ("Exchange at Gainesville") located near the University of Florida campus in Gainesville, Florida. The purchase and sale agreement contemplates a purchase price of approximately $47.5 million. The Company expects to close this acquisition in late first quarter or early second quarter 2005.

As discussed in Note 5, in November 2004, California State University - San Bernardino exercised its option to purchase the University Village at San Bernardino off-campus student housing property for an aggregate purchase price of approximately $28.3 million. This transaction was consummated in January 2005, resulting in a gain on disposition of approximately $5.9 million.

Subsequent to the transactions discussed above, the Company's total owned and managed portfolio will include 43 properties that represent approximately 26,900 beds in approximately 9,600 units.

             AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES AND
                           AMERICAN CAMPUS PREDECESSOR

             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS


19.     SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION

                                              Initial Costs               Basis Step Up
                                        -------------------------     -------------------------
                                                      Buildings                    Buildings
                                                         and                          and
                                                     Improvements                 Improvements
                                                         and                          and             Costs
                                                      Furniture,                   Furniture,      Capitalized
                                                       Fixtures                     Fixtures        Subsequent
                                                         and                          and              to
                    Unites     Beds       Land        Equipment         Land       Equipment       Acquisition
                   -------   --------   --------    -------------     --------    -------------   -------------
OWNED OFF-CAMPUS PROPERTIES
Commons on
  Apache               111        444   $  1,464       $    8,072     $      -    $           -   $       1,163

The Village at
  Blacksburg           288      1,056      3,826           22,155            -                -           1,353

The Village on
  University           288        918      5,508           31,264            -                -           1,104

River Club
  Apartments           266        794      3,478           19,655            -                -             660

River Walk
  Townhomes            100        340      1,442            8,194            -                -             292

The Callaway
  House                173        538      5,081           20,499            -                -             498

The Village at
  Alafaya Club         228        840      3,788           21,851            -                -             531

The Village at
  Science Drive        192        732      4,673           19,021            -                -             125

University
  Village
  at Boulder
  Creek                 82        309        939           14,887           96            1,506             443

University
  Village
  at Fresno            105        406        900            6,838           29              483           8,232

Univ. Village
  at San
  Bernardino
  (5)                  132        480      1,836            7,701           95            1,000          11,871

University
  Village
  at TU                220        749          -            8,876            -            2,380          29,863

University
  Village
  at Sweet
  Home(2)              269        828      2,554                -            -                -           9,087
                   -------   --------   --------    -------------     --------    -------------   -------------
Subtotal             2,454      8,434   $ 35,489    $     189,013     $    220    $       5,369   $      65,222



                               Total Costs
                   -------------------------------------
                                Buildings
                                   and
                               Improvements
                                   and
                                Furniture,
                                 Fixtures                    Accumulated
                                   and                      Depreciation                        Year
                     Land       Equipment      Total (4)         (1)          Encumbrances     Built
                   --------    -------------  ----------    ------------      ------------    -------

OWNED OFF-CAMPUS PROPERTIES
Commons on
  Apache             $1,464       $    9,235     $10,699       $   1,826      $     7,668      1987

The Village at                                                                                 1990/
  Blacksburg          3,826           23,508      27,334           2,797           21,352      1998

The Village on
  University          5,508           32,368      37,876           4,698                -      1998

River Club
  Apartments          3,478           20,315      23,793           3,151           18,533      1996

River Walk
  Townhomes           1,442            8,486       9,928           1,312            7,683      1998

The Callaway
  House               5,081           20,997      26,078           2,615           19,724      1999

The Village at
  Alafaya Club        3,788           22,382      26,170           2,793           20,474      1999

The Village at
  Science Drive       4,673           19,146      23,819           1,636                -      2000

University
  Village
  at Boulder
  Creek               1,035           16,836      17,871           1,211           16,540      2002

University
  Village
  at Fresno             929           15,553      16,482             197                -      2004

Univ. Village
  at San
  Bernardino
  (5)                 1,931           20,572      22,503             153                -      2004

University
  Village
  at TU                   -           41,119      41,119             474                -      2004

University
  Village
  at Sweet
  Home(2)             2,554            9,087      11,641               -                 -     2005
                   --------    -------------  ----------    ------------      ------------
Subtotal           $ 35,709    $     259,604  $  295,313    $     22,863      $    111,974

             AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES AND
                           AMERICAN CAMPUS PREDECESSOR

             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

                                              Initial Costs               Basis Step Up
                                        -------------------------     -------------------------
                                                      Buildings                    Buildings
                                                         and                          and
                                                     Improvements                 Improvements
                                                         and                          and             Costs
                                                      Furniture,                   Furniture,      Capitalized
                                                       Fixtures                     Fixtures        Subsequent
                                                         and                          and              to
                    Unites     Beds       Land        Equipment         Land       Equipment       Acquisition
                   -------   --------   --------    -------------     --------    -------------   -------------
ON-CAMPUS PARTICIPATING PROPERTIES

University
  Village -
  PVAMU                612      1,920   $      -    $      36,506     $      -    $           -   $       1,334

University
  Village -
  TAMIU                 84        252          -            5,844            -                -              65

University
  College -
  PVAMU                756      1,470          -           22,650            -                -           1,013

Cullen Oaks
  Phase I              231        525          -           17,642            -                -             481

Cullen Oaks
  Phase II (3)         180        354          -                -            -                -             835
                   -------   --------   --------    -------------     --------    -------------   -------------

Subtotal             1,863      4,521          -           82,642            -                -           3,728
                   -------   --------   --------    -------------     --------    -------------   -------------

TOTAL-ALL
PROPERTIES           4,317     12,955   $ 35,489    $     271,655     $    220    $       5,369   $      68,950
                   =======   ========   ========    =============     ========    =============   =============



                               Total Costs
                   -------------------------------------
                                Buildings
                                   and
                               Improvements
                                   and
                                Furniture,
                                 Fixtures                    Accumulated
                                   and                      Depreciation                        Year
                     Land       Equipment      Total (4)         (1)          Encumbrances     Built
                   --------    -------------  ----------    ------------      ------------    -------

ON-CAMPUS PARTICIPATING PROPERTIES

University
  Village -                                                                                     1996/
  PVAMU            $      -    $      37,840     $37,840      $   10,639      $      30,851     97/98

University
  Village -
  TAMIU                   -            5,909       5,909           1,682              4,719      1997

University
  College -                                                                                      2000/
  PVAMU                   -           23,663      23,663           3,749             24,085      2003

Cullen Oaks
  Phase I                 -           18,123      18,123           2,236             17,045      2001

Cullen Oaks
  Phase II (3)            -              835         835               -                540      2005
                   --------    -------------  ----------    ------------      ------------

Subtotal                  -           86,370      86,370          18,306            77,240
                   --------    -------------  ----------    ------------      ------------

TOTAL-ALL
PROPERTIES         $ 35,709    $     345,974  $  381,683    $     41,169      $    189,214
                   ========    =============  ==========    ============      ============

     (1) The depreciable lives for buildings and improvements and furniture, fixtures and equipment range from three to forty years.

     (2) University Village at Sweet Home is owned through a joint venture and commenced construction in August 2004. Costs capitalized subsequent to acquisition represent construction costs associated with the development of this property. Year built represents the scheduled completion date.

     (3) Cullen Oaks Phase II is a leasehold property that commenced construction in December 2004. Costs capitalized subsequent to acquisition represent construction costs associated with the development of this property. Year built represents the scheduled completion date.

     (4) Total aggregate costs for Federal income tax purposes is $458.4 million. (5) University Village at San Bernardino was sold in January 2005. See note 18.

             AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES AND
                           AMERICAN CAMPUS PREDECESSOR

             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS


The changes in the Company's and the Predecessor's investments in real estate and related accumulated depreciation for each of the years ended December 31, 2004, 2003, and 2002 are as follows:

                                                                            FOR THE YEAR ENDED DECEMBER 31,
                                                         ---------------------------------------------------------------------
                                                                        2004                                2003
                                                         ---------------------------------   ---------------------------------
                                                          OFF-CAMPUS(1)     ON-CAMPUS(2)      OFF-CAMPUS(1)     ON-CAMPUS(2)
                                                         ---------------  ----------------   ---------------  ----------------
INVESTMENTS IN REAL ESTATE:
  Balance, beginning of year                              $     240,504    $       92,463     $     222,162    $       80,699
  Basis step-up                                                   5,589                 -                 -                 -
  Acquisition of land for development                             2,532                 -                 -                 -
  Acquisition of properties                                           -                 -                 -                 -
  Improvements and development expenditures                      61,286             1,883            19,267            11,764
  Disposition of properties                                           -            (7,976)             (925)                -
  Distribution of non-core assets to Predecessor
    owners                                                      (14,598)                -                 -                 -
                                                         ---------------  ----------------   ---------------  ----------------
  Balance, end of year                                    $     295,313    $       86,370     $     240,504    $       92,463
                                                         ===============  ================   ===============  ================

ACCUMULATED DEPRECIATION:
   Balance, beginning of year                             $     (17,597)   $      (14,774)    $     (11,930)   $      (11,503)
   Depreciation for the year                                     (6,520)           (3,532)           (5,667)           (3,271)
   Disposition of properties                                          -                 -                 -                 -
   Distribution of non-core assets to Predecessor
    owners                                                        1,254                 -                 -                 -
                                                         ---------------  ----------------   ---------------  ----------------
   Balance, end of year                                   $     (22,863)   $      (18,306)    $     (17,597)   $      (14,774)
                                                         ===============  ================   ===============  ================



                                                          FOR THE YEAR ENDED DECEMBER 31,
                                                         ---------------------------------
                                                                        2002
                                                         ---------------------------------
                                                          OFF-CAMPUS(1)     ON-CAMPUS(2)
                                                         ---------------  ----------------

INVESTMENTS IN REAL ESTATE:
  Balance, beginning of year                              $     200,886    $       80,304
  Basis step-up                                                       -                 -
  Acquisition of land for development                                 -                 -
  Acquisition of properties                                           -                 -
  Improvements and development expenditures                      21,276               437
  Disposition of properties                                           -               (42)
  Distribution of non-core assets to Predecessor
    owners                                                            -                 -
                                                         ---------------  ----------------
  Balance, end of year                                    $     222,162    $       80,699
                                                         ===============  ================

ACCUMULATED DEPRECIATION:
   Balance, beginning of year                             $      (6,849)   $       (8,351)
   Depreciation for the year                                     (5,081)           (3,152)
   Disposition of properties                                          -                 -
   Distribution of non-core assets to Predecessor
    owners                                                            -                 -
                                                         ---------------  ----------------
   Balance, end of year                                   $     (11,930)   $      (11,503)
                                                         ===============  ================

     (1)  Owned off-campus properties
     (2)  On-campus participating properties