Form 10-Q
period 2005-03-31
AMERICAN CAMPUS COMMUNITIES INC
filed 2005-05-12
CIK 1283630

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period From ___________________ to __________________.


                        Commission file number 001-32265


                        AMERICAN CAMPUS COMMUNITIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                MARYLAND                                  76-0753089
     (STATE OR OTHER JURISDICTION OF                    (IRS EMPLOYER
     INCORPORATION OR ORGANIZATION)                    IDENTIFICATION NO.)

    805 LAS CIMAS PARKWAY, SUITE 400                         78746
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

There were 12,615,000 shares of American Campus Communities, Inc.'s common stock with a par value of $0.01 per share outstanding as of the close of business on May 4, 2005.

                         AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES AND
                                       AMERICAN CAMPUS PREDECESSOR

                                                FORM 10-Q
                                   FOR THE QUARTER ENDED MARCH 31, 2005

                                            TABLE OF CONTENTS

                                                                                                   PAGE
                                                                                                    NO.
                                                                                                  ------
PART I.

Item 1. Consolidated and Combined Financial Statements

        Consolidated Balance Sheets as of March 31, 2005 (unaudited) and December 31, 2004.          1

        Consolidated and Combined Statements of Operations for the Company for the three months ended March 31, 2005 and for the Predecessor for the three months ended
          March 31, 2004 (all unaudited).                                                            2

        Consolidated and Combined Statements of Comprehensive Income for the Company for
          the three months ended March 31, 2005 and for the Predecessor for the three months
          ended March 31, 2004 (all unaudited).                                                      3

        Consolidated and Combined Statements of Cash Flows for the Company for the three months ended March 31, 2005 and for the  Predecessor for the three months ended
          March 31, 2004 (all unaudited).                                                            4

        Notes to Consolidated and Combined Financial Statements                                      5

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations       17

Item 3. Quantitative and Qualitative Disclosure about Market Risk                                   32

Item 4. Controls and Procedures                                                                     33

PART II.

Item 1. Legal Proceedings                                                                           33

Item 6. Exhibits and Reports on Form 8-K                                                            33

SIGNATURES                                                                                          35

                            AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES AND
                                         AMERICAN CAMPUS PREDECESSOR

                                         CONSOLIDATED BALANCE SHEETS
                               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                        MARCH 31, 2005     DECEMBER 31, 2004
                                                                     -------------------  -------------------
                                                                         (UNAUDITED)
ASSETS

Investments in real estate:
  Owned off-campus properties, net                                       $     385,359        $     250,100
  Owned off-campus property - held for sale                                          -               22,350

  On-campus participating properties, net                                       70,271               68,064
                                                                     -------------------  -------------------
Investments in real estate, net                                                455,630              340,514

Cash and cash equivalents                                                        6,425                4,050
Restricted cash and short-term investments                                       7,382                9,816
Student contracts receivable, net                                                3,013                2,164
Other assets                                                                    14,037               11,084
                                                                     -------------------  -------------------

TOTAL ASSETS                                                              $    486,487        $     367,628
                                                                     -------------------  -------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Debt                                                                    $    314,385        $     201,014
  Accounts payable and accrued expenses                                          5,280                5,443
  Other liabilities                                                             22,793               20,294
                                                                     -------------------  -------------------
Total liabilities                                                              342,458              226,751

Minority interests                                                               2,649                2,648

Commitments and contingencies (Note 11)

Stockholders' equity:
  Common stock, $.01 par value, 800,000,000 shares authorized,
     12,615,000 shares issued and outstanding                                      126                  126
  Additional paid in capital                                                   135,150              136,259
  Accumulated earnings and distributions                                         5,717                1,802
  Accumulated other comprehensive income                                           387                   42
                                                                     -------------------  -------------------
Total stockholders' equity                                                     141,380              138,229
                                                                     -------------------  -------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $    486,487        $     367,628
                                                                     ===================  ===================



                  See accompanying notes to consolidated and combined financial statements.

                                                      1


                                  AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES AND
                                               AMERICAN CAMPUS PREDECESSOR

                                    CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
                                     (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                                       (UNAUDITED)


                                                                                 COMPANY                 PREDECESSOR
                                                                           ---------------------    ---------------------
                                                                               THREE MONTHS             THREE MONTHS
                                                                                   ENDED                    ENDED
                                                                              MARCH 31, 2004           MARCH 31, 2004
                                                                           ---------------------    ---------------------
REVENUES:
  Owned off-campus properties                                                   $      12,489           $        7,989
  On-campus participating properties                                                    5,493                    5,293
  Third party development services                                                        609                    1,671
  Third party development services - on-campus participating properties                    36                       27
  Third party management services - affiliates                                              -                       74
  Third party management services                                                         710                      298
  Resident services                                                                       204                        -
                                                                           ---------------------    ---------------------
TOTAL REVENUES                                                                         19,541                   15,352

OPERATING EXPENSES:
  Owned off-campus properties                                                           5,136                    3,459
  On-campus participating properties                                                    1,875                    1,800
  Third party development and management services                                       1,464                    1,264
  General and administrative                                                            1,364                      453
  Depreciation and amortization                                                         3,424                    2,259
  Ground/facility leases                                                                  212                      141
                                                                           ---------------------    ---------------------
TOTAL OPERATING EXPENSES                                                               13,475                    9,376
                                                                           ---------------------    ---------------------

OPERATING INCOME                                                                        6,066                    5,976

NONOPERATING INCOME AND (EXPENSES):
  Interest income                                                                          58                       13
  Interest expense                                                                     (3,808)                  (4,281)
  Amortization of deferred financing costs                                               (246)                    (144)
  Other nonoperating income                                                               430                        -
                                                                           ---------------------    ---------------------
TOTAL NONOPERATING EXPENSES                                                            (3,566)                  (4,412)
                                                                           ---------------------    ---------------------

Income before income tax provision, minority interests, and discontinued
  operations                                                                            2,500                    1,564
Income tax provision                                                                     (102)                       -
Minority interests                                                                        (87)                      21
                                                                           ---------------------    ---------------------
INCOME FROM CONTINUING OPERATIONS                                                       2,311                    1,585

Discontinued operations:
  Loss attributable to discontinued operations                                             (2)                     (55)
  Gain from disposition of real estate                                                  5,883                        -
                                                                           ---------------------    ---------------------
Total discontinued operations                                                           5,881                      (55)
                                                                           ---------------------    ---------------------
NET INCOME                                                                      $       8,192           $        1,530
                                                                           =====================    =====================

Income per share - basic:
  Income from continuing operations per share                                   $        0.18
                                                                           =====================
  Net income per share                                                          $        0.65
                                                                           =====================
Income per share - diluted:
  Income from continuing operations per share                                   $        0.19
                                                                           =====================
  Net income per share                                                          $        0.65
                                                                           =====================
Weighted average common shares outstanding:
  Basic                                                                            12,622,145
                                                                           =====================
  Diluted                                                                          12,769,939
                                                                           =====================

Distributions declared per common share                                         $      0.3375
                                                                           =====================


                        See accompanying notes to consolidated and combined financial statements.

                                                            2


                                  AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES AND
                                               AMERICAN CAMPUS PREDECESSOR

                               CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME
                                                      (IN THOUSANDS)
                                                       (UNAUDITED)

                                                                                 COMPANY                 PREDECESSOR
                                                                           ---------------------    ---------------------
                                                                               THREE MONTHS             THREE MONTHS
                                                                                   ENDED                    ENDED
                                                                              MARCH 31, 2004           MARCH 31, 2004
                                                                           ---------------------    ---------------------
Net income                                                                      $       8,192           $        1,530

Other comprehensive income (loss):
    Change in fair value of interest rate swap                                            345                     (371)
    Change in fair value of interest rate cap                                               -                        6
                                                                           ---------------------    ---------------------
Net comprehensive income                                                        $       8,537           $        1,165
                                                                           =====================    =====================












                        See accompanying notes to consolidated and combined financial statements.

                                                            3


                                     AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES AND
                                                  AMERICAN CAMPUS PREDECESSOR

                                       CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
                                                         (IN THOUSANDS)
                                                          (UNAUDITED)
                                                                                              COMPANY          PREDECESSOR
                                                                                        -----------------    -----------------
                                                                                           THREE MONTHS        THREE MONTHS
                                                                                          ENDED MARCH 31,     ENDED MARCH 31,
                                                                                               2005                 2004
                                                                                        -----------------    -----------------
OPERATING ACTIVITIES
Net income                                                                                 $      8,192         $      1,530
Adjustments to reconcile net income to net cash provided by operating activities:
     Gain from disposition of real estate                                                        (5,883)                   -
     Minority interests                                                                              87                  (21)
     Depreciation and amortization                                                                3,424                2,346
     Amortization of deferred financing costs and debt premiums                                     127                  162
     Compensation expense recognized for restricted stock awards                                     24                    -
     Income tax provision                                                                           102                    -
     Changes in operating assets and liabilities:
              Restricted cash and short-term investments                                          3,013                1,120
              Student contracts receivable, net                                                    (849)              (2,402)
              Other assets                                                                       (1,474)               2,293
              Accounts payable and accrued expenses                                                (414)               2,387
              Other liabilities                                                                    (636)              (2,178)
                                                                                        -----------------    -----------------
Net cash provided by operating activities                                                         5,713                5,237

INVESTING ACTIVITIES
     Net proceeds from disposition of real estate                                                28,023                    -
     Cash paid for property acquisitions                                                        (72,763)                   -
     Investments in owned off-campus properties                                                 (10,972)             (19,034)
     Investments in on-campus participating properties                                           (3,055)                (124)
     Purchase of furniture, fixtures and equipment                                                  (86)                 (55)
                                                                                        -----------------    -----------------
     Net cash used in investing activities                                                      (58,853)             (19,213)
                                                                                        -----------------    -----------------

FINANCING ACTIVITIES
     Proceeds from revolving credit facility, net of paydowns                                    21,800                    -
     Proceeds from bridge loan                                                                   37,400                    -
     Proceeds from construction loans                                                             2,528               12,190
     Principal payments on debt                                                                    (484)                (428)
     Change in construction accounts payable                                                        681                3,459
     Debt issuance and offering costs                                                              (913)              (1,697)
     Distributions to common and restricted stockholders and partnership unit holders            (4,277)                   -
     Contributions from Predecessor owners                                                            -                  370
     Distributions to Predecessor owners                                                         (1,179)                (882)
     Distributions to minority partners                                                             (41)                  (8)
                                                                                        -----------------    -----------------
     Net cash provided by financing activities                                                   55,515               13,004
                                                                                        -----------------    -----------------
Net change in cash and cash equivalents                                                           2,375                 (972)
Cash and cash equivalents at beginning of period                                                  4,050                5,227
                                                                                        -----------------    -----------------
Cash and cash equivalents at end of period                                                 $      6,425         $      4,255
                                                                                        =================    =================

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
     Change in fair value of derivative instruments, net                                   $        345         $       (365)
                                                                                        =================    =================
     Loans assumed in connection with property acquisitions                                $    (47,169)        $          -
                                                                                        =================    =================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Interest paid                                                                         $      4,496         $      5,736
                                                                                        =================    =================


                           See accompanying notes to consolidated and combined financial statements.

                                                               4

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

The Company was formed to succeed certain businesses of the American Campus Communities Predecessor (the "Predecessor"), which was not a legal entity but rather a combination of real estate entities under common ownership and voting control collectively doing business as American Campus Communities, L.L.C. and Affiliated Student Housing Properties. The Company's Predecessor entities were engaged in the student housing business since 1993. The Company was incorporated in Maryland on March 9, 2004. Additionally, the Operating Partnership was formed and the TRS was incorporated in Maryland on July 14, 2004 and August 17, 2004, respectively, each in anticipation of the IPO. The IPO was consummated on August 17, 2004, concurrent with the consummation of various formation transactions, and consisted of the sale of 12,100,000 shares of the Company's common stock at a price per share of $17.50, generating gross proceeds of approximately $211.8 million. The aggregate proceeds to the Company, net of the underwriters' discount and offering costs, were approximately $189.4 million. In connection with the exercise of the underwriters' over-allotment option on September 15, 2004, the Company issued an additional 515,000 shares of common stock at the IPO price per share, generating an additional $9.0 million of gross proceeds and $8.4 million in net proceeds after the underwriters' discount and offering costs. Also in connection with the IPO formation transactions, the Company used approximately $85.9 million of IPO proceeds to redeem the ownership interests of the Predecessor owners. During the three months ended March 31, 2005, the Company also distributed approximately $1.2 million to the Predecessor owners related to savings in the budgeted completion cost of three owned off-campus properties that were completed in the third quarter 2004. These payments were accounted for as equity distributions. The Company's operations commenced on August 17, 2004 after completion of the IPO and the formation transactions, and are carried on primarily through the Operating Partnership and its wholly owned subsidiaries, including the TRS.

As of March 31, 2005, the Company's property portfolio contained 24 student housing properties with approximately 5,200 apartment units and 15,600 beds, consisting of 19 owned off-campus properties that are in close proximities to public colleges and universities and five on-campus participating properties operated under ground/facility leases with the related university systems. These communities contain modern housing units, offer resort-style amenities and are supported by a classic resident assistant system and other student-oriented programming.

Through the TRS, the Company provides construction management and development services for student housing properties owned by colleges and universities, charitable foundations, and others. As of March 31, 2005, the Company also provided third party property management and leasing services for 19 student housing properties (13 of which the Company served as the third party developer and construction manager) that represented approximately 11,300 beds in approximately 4,500 units. Third party management and leasing services are typically provided pursuant to multi-year management contracts that have an initial term that ranges from two to five years. As of March 31, 2005, the Company's total owned and managed portfolio included 43 properties that represented approximately 26,900 beds in approximately 9,700 units.

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

The Company consolidates entities in which it has an ownership interest and over which it exercises significant control over major operating decisions, such as budgeting, investment and financing decisions. The real estate entities included in the consolidated and combined financial statements have been consolidated or combined only for the periods that such entities were under control by the Company or the Predecessor. All significant intercompany balances and transactions have been eliminated in consolidation or combination.

INTERIM FINANCIAL STATEMENTS

The accompanying interim financial statements are unaudited, but have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. Because of the seasonal nature of the Company's operations, the results of operations and cash flows for any interim period are not necessarily indicative of results for other interim periods or for the full year. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

All dollar amounts in the tables herein, except share and per share amounts, are stated in thousands unless otherwise indicated.

INVESTMENTS IN REAL ESTATE

Investments in real estate are recorded at historical cost. Major improvements that extend the life of an asset are capitalized and depreciated over the remaining useful life of the asset. The costs of ordinary repairs and maintenance are charged to expense when incurred. Depreciation and amortization are recorded on a straight-line basis over the estimated useful lives of the assets as follows:

   Buildings and improvements             7-40 years
   On-campus participating properties     25-34 years (shorter of useful life
                                                      or respective lease term)
   Furniture, fixtures and equipment      3-7 years

The cost of buildings and improvements includes the purchase price of the property, including legal fees and acquisition costs. Project costs directly associated with the development and construction of an owned real estate project, which include interest, property taxes, and amortization of deferred finance costs, are capitalized as construction in progress. Upon completion of the project, costs are transferred into the applicable asset category and depreciation commences. Interest totaling approximately $0.3 million and $0.2 million was capitalized during the three months ended March 31, 2005 and 2004, respectively. Amortization of deferred financing costs totaling approximately $30,000 and $0.1 million was capitalized during the three months ended March 31, 2005, and 2004, respectively.

Management assesses whether there has been an impairment in the value of the Company's investments in real estate whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment is recognized when estimated expected future cash flows (undiscounted and before interest charges) are less than the carrying value of the property. The estimation of expected future net cash flows is inherently uncertain and relies on assumptions regarding current and future economics and market conditions. If such conditions change, then an adjustment to the carrying value of the Company's long-lived assets could occur in the future period in which the conditions change. To the extent that a property is impaired, the excess of the carrying amount of the property over its estimated fair value is charged to earnings. The Company believes that there are no impairments of the carrying values of its investments in real estate as of March 31, 2005.

             AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES AND
                           AMERICAN CAMPUS PREDECESSOR
             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS


The Company allocates the purchase price of acquired properties to net tangible and identified intangible assets based on relative fair values in accordance with Statement of Financial Accounting Standard ("SFAS") No. 141, BUSINESS COMBINATIONS. Fair value estimates are based on information obtained from a number of sources, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property and other market data. Information obtained about each property as a result of due diligence, marketing and leasing activities is also considered. The value of in-place leases is based on the difference between (i) the property valued with existing in-place leases adjusted to market rental rates and (ii) the property valued "as-if" vacant. As lease terms typically will be one year or less, rates on in-place leases generally approximate market rental rates. Factors considered in the valuation of in-place leases include an estimate of the carrying costs during the expected lease-up period considering current market conditions, nature of the tenancy, and costs to execute similar leases. Carrying costs include estimates of lost rentals at market rates during the expected lease-up period, as well as real estate taxes, insurance and other operating expenses. The value of in-place leases is amortized over the remaining initial term of the respective leases, generally less than one year. The purchase price of property acquisitions is not expected to be allocated to tenant relationships, considering the terms of the leases and the expected levels of renewals. The Company's allocation of purchase price is contingent upon the final true-up of certain prorations.

DEBT PREMIUMS

Debt premiums represent the excess of the estimated fair value of debt over the principal value of debt assumed in connection with the Company's property acquisitions. The debt premiums are being amortized as an offset to interest expense over the term of the related loans using the effective-interest method. As of March 31, 2005 and 2004, the net unamortized debt premiums were $5.0 million and $-0-, respectively, and are included in debt on the accompanying consolidated balance sheets.

STOCK-BASED COMPENSATION

The Company accounts for equity based awards in accordance with SFAS No. 123(R), SHARE-BASED PAYMENT. Although public companies are not required to adopt this statement until the first annual period beginning after June 15, 2005, the Company has chosen to adopt this statement in the first quarter of 2005. Accordingly, the Company has recognized compensation expense related to certain restricted stock awards (see Note 9) over the underlying vesting periods. The adoption of this statement did not have a material impact on the Company's consolidated or combined financial position or results of operations and did not require any cumulative adjustments to previously reported results.

INCOME TAXES

The Company has maintained and intends to maintain its election as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"). To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its adjusted taxable income to its stockholders. As a REIT, the Company will generally not be subject to corporate level federal income tax on taxable income it currently distributes to its stockholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for the subsequent four taxable years. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local income and excise taxes on its income and property, and to federal income and excise taxes on its undistributed income.

The TRS manages the Company's non-REIT activities and is subject to federal, state and local income taxes.

OTHER NONOPERATING INCOME

Other nonoperating income of approximately $0.4 million for the three months ended March 31, 2005 consists of a gain recognized related to insurance proceeds received for a fire that occurred at one of the Company's owned off-campus properties in 2003.

             AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES AND
                           AMERICAN CAMPUS PREDECESSOR
             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS


INCOME PER SHARE

Basic income per share is computed using net income and the weighted average number of shares of the Company's common stock outstanding during the period, including restricted stock units ("RSUs") issued to directors. Diluted income per share reflects weighted average common shares issuable from the assumed conversion of restricted stock awards ("RSAs") granted and profits interest units ("PIUs") in the Operating Partnership that are convertible into common shares. See Note 9 for a discussion of RSUs, PIUs, and RSAs.

The following is a summary of the elements used in calculating basic and diluted income per share:

                                                                 THREE MONTHS
                                                                     ENDED
                                                                MARCH 31, 2005
                                                               ----------------
       Basic net income per share calculation:
         Income from continuing operations                      $        2,311
         Discontinued operations 1                                       5,881
                                                               ----------------
         Net income                                             $        8,192
                                                               ================

         Income from continuing operations - per share          $         0.18
                                                               ================
         Income from discontinued operations - per share 1      $         0.47
                                                               ================
         Net income - per share                                 $         0.65
                                                               ================

         Basic weighted average common shares outstanding           12,622,145
                                                               ================

       Diluted net income per share calculation:
         Income from continuing operations                      $        2,311
         Add back income allocated to PIU holders                           87
                                                               ----------------
         Income from continuing operations, as adjusted                  2,398
         Discontinued operations 1                                       5,881
                                                               ----------------
         Net income, as adjusted                                $        8,279
                                                               ================

         Income from continuing operations - per share          $         0.19
                                                               ================
         Income from discontinued operations - per share 1      $         0.46
                                                               ================
         Net income - per share                                 $         0.65
                                                               ================

         Basic weighted average common shares outstanding           12,622,145
         PIUs                                                          121,000
         Restricted stock awards                                        26,794
                                                               ----------------
         Diluted weighted average common shares outstanding         12,769,939
                                                               ================

     1. Includes $5.9 million gain on disposition of University Village at San Bernardino.

3.   PROPERTY ACQUISITIONS

In March 2005, the Company acquired a 396-unit, 1,044-bed off-campus student housing property (Exchange at Gainesville, to be renamed) located near the University of Florida campus in Gainesville, Florida, for a contract purchase price of $47.5 million, not including anticipated capital expenditures and initial integration expenses necessary to bring the property up to the Company's operating standards. The Company also incurred an additional $0.5 million in closing costs and other external acquisition costs related to this acquisition. In addition, as discussed in Note 8, the Company entered into a bridge loan in the amount of $37.4 million in connection with this acquisition.

In March 2005, the Company acquired a 136-unit, 418-bed off-campus student housing property (City Parc at Fry Street) located near the University of North Texas in Denton, Texas, for a contract purchase price of $19.2 million, not including anticipated capital expenditures and initial integration expenses necessary to bring the property up to the Company's

             AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES AND
                           AMERICAN CAMPUS PREDECESSOR
             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS


operating standards. The Company also incurred an additional $0.1 million in closing costs and other external acquisition costs related to this acquisition. In addition, as discussed in Note 8, the Company assumed fixed rate mortgage debt with an outstanding principal balance of approximately $11.8 million in connection with this acquisition.

In February 2005, the Company acquired a five-property portfolio (the "Proctor Portfolio") for a contract purchase price of approximately $53.5 million, not including anticipated capital expenditures and initial integration expenses necessary to bring the properties up to the Company's operating standards. Four of the properties are located in Tallahassee, Florida and one property is located in Gainesville, Florida. These five communities total 53 buildings, 446 units, and 1,656 beds. The Company also incurred an additional $0.3 million in closing costs and other external acquisition costs related to this acquisition. In addition, as discussed in Note 8, the Company assumed fixed rate mortgage debt with an outstanding principal balance of approximately $35.4 million in connection with this acquisition.

The acquired properties' results of operations have been included in the accompanying consolidated statements of operations since their respective acquisition closing dates. The following pro forma information for the three months ended March 31, 2005 and 2004 presents consolidated and combined information for the Company and the Predecessor, respectively, as if the property acquisitions and IPO discussed above had occurred at the beginning of each period presented. The pro forma information is provided for informational purposes only and is not indicative of results that would have occurred or which may occur in the future:

                                             THREE MONTHS ENDED MARCH 31,
                                            ------------------------------
                                                 2005            2004
                                            --------------  --------------
 Total revenues                               $   22,325      $   19,039
                                            ==============  ==============
 Net income                                   $    8,413      $    1,477
                                            ==============  ==============
 Net income per share - basic and diluted     $     0.67      $     0.12
                                            ==============  ==============

4.   PROPERTY DISPOSITION AND DISCONTINUED OPERATIONS

In November 2004, California State University - San Bernardino exercised its option to purchase the University Village at San Bernardino off-campus student housing property for an aggregate purchase price of approximately $28.3 million. In accordance with the provision of SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS, this property is reflected as Owned Off-Campus Property - Held for Sale as of December 31, 2004. This transaction was consummated in January 2005, resulting in net proceeds of approximately $28.1 million. The resulting gain on disposition of approximately $5.9 million is included in discontinued operations in the accompanying consolidated statement of operations for the three months ended March 31, 2005.

Discontinued operations for the three months ended March 31, 2004 includes The Village at Riverside and certain other non-core assets that were distributed to an affiliate of the Company's Predecessor owners in connection with the IPO, and the Company's leasehold interest in Coyote Village, which was transferred to Weatherford College in April 2004 as contemplated in the structuring of the related ground lease agreement.

The related net loss for the afore-mentioned properties is reflected in the accompanying consolidated and combined statements of operations as discontinued operations for the periods presented in accordance with SFAS No. 144. Below is a summary of the results of operations for the properties sold or distributed through their respective sale or distribution dates:

                                             THREE MONTHS ENDED MARCH 31,
                                            ------------------------------
                                                 2005            2004
                                            --------------  --------------
 Total revenues                               $       29      $      820
 Total operating expenses                            (31)           (563)
                                            --------------  --------------
    Operating (loss) income                           (2)            257
 Total nonoperating expenses                           -            (312)
                                            --------------  --------------
    Net loss                                  $       (2)     $      (55)
                                            ==============  ==============

             AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES AND
                           AMERICAN CAMPUS PREDECESSOR
             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS


As of March 31, 2005 and December 31, 2004, assets and liabilities attributable to the properties held for sale consisted of the following:

                                                            MARCH 31, 2005     DECEMBER 31, 2004
                                                         -------------------  -------------------
   Cash and cash equivalents                              $              -     $            176
                                                         ===================  ===================
   Other assets                                           $              -     $            119
                                                         ===================  ===================
   Land, buildings and improvements, and furniture,
        fixtures, and equipment, net of accumulated
        depreciation                                      $              -     $         22,350
                                                         ===================  ===================
   Accounts payable and accrued expenses                  $              -     $            126
                                                         ===================  ===================
   Other liabilities                                      $              -     $            311
                                                         ===================  ===================

5.   INVESTMENTS IN OWNED OFF-CAMPUS PROPERTIES

Owned off-campus properties consist of the following:

                                                            MARCH 31, 2005     DECEMBER 31, 2004
                                                         -------------------  -------------------
   Owned off-campus properties:
      Land                                                $         48,115     $         33,778
      Buildings and improvements                                   328,228              219,841
      Furniture, fixtures and equipment                             14,099               10,104
      Construction in progress                                      19,848                9,087
                                                         -------------------  -------------------
                                                                   410,290              272,810
      Less accumulated depreciation                                (24,931)             (22,710)
                                                         -------------------  -------------------
   Owned off-campus properties, net                       $        385,359     $        250,100
                                                         ===================  ===================

6.   ON-CAMPUS PARTICIPATING PROPERTIES

The Company is a party to ground/facility lease agreements ("Leases") with certain state university systems and colleges (the "Lessor") for the purpose of developing, constructing, and operating student housing facilities on university campuses. Under the terms of the leases, title to the constructed facilities is held by the Lessor and the Lessor receives a de minimus base rent paid at inception and 50% of defined net cash flows on an annual basis through the term of the lease. The Leases terminate upon the earlier of the final repayment of the related debt, the amortization period of which is contractually stipulated, or the lease term.

Pursuant to the Leases, in the event the leasehold estates do not achieve Financial Break Even (defined as revenues less operating expenses, excluding management fees, less debt service), the Lessor would be required to make a rental payment, also known as the Contingent Payment, sufficient to achieve Financial Break Even until the facilities receive investment grade ratings. Future net cash flow distributions would be first applied to repay such Contingent Payments. Beginning in November 1999 and December 2002, as a result of the facilities achieving investment grade ratings, the Texas A&M University System is no longer required to make Contingent Payments under the Prairie View A&M University Village and University College Leases, respectively. The Contingent Payment obligation continues to be in effect for the University of Houston and Texas A&M International University facilities.

In the event the Company seeks to sell its leasehold interest, the Leases provide the Lessors the right of first refusal of a bona fide purchase offer and an option to purchase the lessee's rights under the Lease.

In conjunction with the execution of each Lease, the Company has entered into separate five-year agreements to manage the facilities for 5% of defined gross receipts. The five-year terms of the management agreements are not contingent upon the continuation of the facility leases. Upon expiration of the initial five year terms, the agreements continue on a month-to-month basis.

             AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES AND
                           AMERICAN CAMPUS PREDECESSOR
             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS


On-campus participating properties are as follows:

                                                LEASE COMMENCEMENT/    REQUIRED DEBT
               LESSOR/UNIVERSITY                    EXPIRATION            REPAYMENT           MARCH 31, 2005     DECEMBER 31, 2003
--------------------------------------------- ---------------------  --------------------  -------------------  -------------------
Texas A&M University System/Prairie View          2/1/96 / 8/31/38           9/1/23           $      37,844        $      37,840
   A&M University (1)
Texas A&M University System/Texas A&M
   International                                  2/1/96 / 8/31/38           9/1/23                   5,908                5,909
Texas A&M University System/Prairie View
   A&M University (2)                            10/1/99 / 8/31/39    8/31/25 / 8/31/28              23,680               23,663
University of Houston System/University
   of Houston - Phase I                          9/27/00 / 8/31/41          8/31/35                  18,127               18,123
University of Houston System/University
   of Houston - Phase II (3)                     9/27/00 / 8/31/41          8/31/35                   3,896                  835
                                                                                           -------------------  -------------------
                                                                                                     89,455               86,370
   Less accumulated amortization                                                                    (19,184)             (18,306)
                                                                                           -------------------  -------------------
On-campus participating properties, net                                                       $      70,271        $      68,064
                                                                                           ===================  ===================

-------------------
     (1)  Consists of three phases placed in service between 1996 and 1998
     (2)  Consists of two phases placed in service between 2000 and 2003.
     (3) Phase II is covered under the original Cullen Oaks ground lease. This facility is under development and is scheduled to be placed in service in August 2005.

7.   JOINT VENTURE AND MINORITY INTERESTS

In August 2004, the Operating Partnership formed a limited liability company, 1772 Sweet Home Road, L.L.C. ("Sweet Home"), with a local landowner to develop and own an off-campus student housing property located in Buffalo, New York. The community will consist of nine residential buildings containing 269 units and 828 beds and is scheduled to be completed in the Fall of 2005. Upon the formation of Sweet Home, an affiliate of the Operating Partnership (the "Managing Member") caused Sweet Home to admit the local landowner (which was a partner in the selling partnership) as a non-managing member of Sweet Home as partial consideration for the land. In addition, the Managing Member will fund all remaining development and construction costs of the project. A subsidiary of the TRS will serve as developer and construction manager of the project. Each member receives a return on its investment and participates in additional returns, as defined in the Operating Agreement. This entity is consolidated and the non-managing member's interest in Sweet Home is reflected as a minority interest in the accompanying financial statements.

In connection with the IPO, a wholly-owned affiliate of the Company acquired Titan Investments II ("Titan"), which held a minority ownership in three development properties and one operating property, in exchange for approximately $5.7 million in cash. One of these properties was sold in January 2005 (see Note
4). The three remaining properties are now wholly owned by the Operating Partnership. This transaction was accounted for using the purchase method and the purchase price was allocated to the assets and liabilities acquired based on their respective estimated fair values.

Minority interests also include PIUs received by certain executive and senior officers on the IPO date (see Note 9). A PIU and a share of the Company's common stock have essentially the same economic characteristics, as they effectively participate equally in the net income and distributions of the Operating Partnership. The PIU holders' minority interest in the Operating Partnership is reported at an amount equal to the PIU holders' ownership percentage of the net equity of the Operating Partnership at the end of each reporting period (1.0% at March 31, 2005.)

             AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES AND
                           AMERICAN CAMPUS PREDECESSOR
             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS


8.   DEBT

A summary of the Company's outstanding consolidated indebtedness, including unamortized debt premiums, is as follows:

                                                            MARCH 31, 2005      DECEMBER 31, 2004
                                                         --------------------  --------------------
   Debt secured by owned off-campus properties:
     Revolving credit facility                             $          33,600     $          11,800
     Mortgage and bridge loans payable                               196,127               111,974
   Debt secured by on-campus participating properties:
     Mortgage loan payable                                            16,978                17,045
     Construction loan payable                                         3,069                   540
     Bonds payable                                                    59,655                59,655
                                                         --------------------  --------------------
                                                                     309,429               201,014
   Unamortized debt premiums                                           4,956                     -
                                                         --------------------  --------------------
   Total debt                                              $         314,385     $         201,014
                                                         ====================  ====================

LOANS ASSUMED OR ENTERED INTO IN CONJUNCTION WITH PROPERTY ACQUISITIONS

In connection with the March 2005 acquisition of Exchange at Gainesville (to be renamed), an off-campus student housing property, the Company entered into a bridge loan in the amount of $37.4 million. The loan bears interest at a fixed rate of 5.1% through the initial maturity date of September 2005, at which time the Company has the option to extend the loan for an additional six months. If the Company chooses to exercise such extension, the rate will be LIBOR plus 1.8% through the extension period.

In connection with the March 2005 acquisition of City Parc at Fry Street, an off-campus student housing property, the Company assumed approximately $11.8 million of fixed-rate mortgage debt. The debt bears interest at 5.96% and matures in 2014. Upon assumption of this debt, the Company recorded a debt premium of approximately $0.6 million to reflect the estimated fair value of the debt assumed.

In connection with the February 2005 acquisition of the Proctor Portfolio, the Company assumed approximately $35.4 million of fixed-rate mortgage debt. The debt has a weighted average interest rate of 7.4% and an average term to maturity of 6 years. Upon assumption of this debt, the Company recorded debt premiums of approximately $4.5 million to reflect the estimated fair value of the debt assumed.

The above loans are secured by the related properties.

REVOLVING CREDIT FACILITY

In connection with the IPO, the Operating Partnership obtained a senior secured revolving credit facility. The credit facility has a term of 36 months and provides a maximum capacity of $75 million, subject to certain conditions as contained in the Credit Agreement (the "Agreement"). The maximum capacity may be increased by up to an additional $25 million, subject to certain borrowing base requirements, as outlined in the Agreement. The facility bears interest at a variable rate, at the Company's option, based upon a base rate or one-, two-, three-, or six-month LIBOR plus, in each case, a spread based upon the Company's total leverage. Additionally, the Company is required to pay an unused commitment fee ranging from 0.20% to 0.25% per annum, depending on the aggregate unused balance. The credit facility is secured by the Company's ownership interests in a minimum of four unlevered owned off-campus properties. The Company guarantees the Operating Partnership's obligations under the credit facility. As of March 31, 2005, the balance outstanding on the revolving credit facility totaled $33.6 million, bearing interest at a weighted average rate of 4.31%, with remaining availability (subject to certain financial covenants) totaling $31.5 million.

The terms of the Agreement include certain restrictions and covenants, which limit, among other things, the payment of distributions (as discussed below), the incurrence of additional indebtedness, liens, and the disposition of assets. The terms also require compliance with financial ratios relating to consolidated net worth and leverage requirements. The Company is also subject to compliance with additional fixed charge and debt coverage ratios. The distribution restriction previously mentioned provides that, except to enable the Company to continue to qualify as a REIT for federal income tax purposes, before December 31, 2005, the Company may not pay distributions greater than $5 million in any given quarter. Subsequent to December 31, 2005, the Company will be prohibited from making distributions which exceed 95% of the Company's

             AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES AND
                           AMERICAN CAMPUS PREDECESSOR
             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS


funds from operations, as defined, over any four consecutive fiscal quarters. As of March 31, 2005, the Company was in compliance with all such covenants.

9.   INCENTIVE AWARD PLAN

The Company has adopted the 2004 Incentive Award Plan (the "Plan"). The Plan provides for the grant to selected employees and directors of the Company and the Company's affiliates of stock options, profits interest units ("PIUs") in the Operating Partnership, restricted stock units ("RSUs"), restricted stock, and other stock-based incentive awards. The Company has reserved a total of 1,210,000 shares of the Company's common stock for issuance pursuant to the Plan, subject to certain adjustments for changes in the Company's capital structure, as defined in the Plan. As of both March 31, 2005 and December 31, 2004, the Company has issued or granted 121,000 PIUs and 7,145 RSUs. Additionally, as of both March 31, 2005 and December 31, 2004, the Company has also granted 367,682 shares under an outperformance bonus plan.

Also under the Plan, on February 16, 2005, the Company granted to its executive officers and certain employees 55,130 shares of restricted stock awards ("RSAs") that vest in equal annual installments over five years (for executive officers) or three years (for all other employees) beginning in February 2006. Unvested awards will be forfeited upon the termination of the individuals' employment with the Company. The Company recognizes the value of these awards as an expense over the vesting periods in compliance with SFAS No. 123(R), SHARE BASED PAYMENT. The value of the awards is based on the market value of the Company's common stock on the grant date. Recipients of RSAs will receive dividends, as declared by the Board of Directors, on unvested shares provided that the recipients continue to be employees of the Company. During the three months ended March 31, 2005, the Company recognized approximately $24,000 of compensation expense related to such awards.

10.  INTEREST RATE HEDGES

In connection with the December 2003 extension of a construction note payable, the Predecessor entered into an interest rate swap on November 19, 2003 (effective December 15, 2003 through November 15, 2008) that was designated to hedge its exposure to fluctuations on interest payments attributed to changes in interest rates associated with payments on its advancing construction note payable. Under the terms of the interest rate swap agreement, the Company pays a fixed rate of 5.5% and receives a floating rate of LIBOR plus 1.9%. The interest rate swap had an estimated fair value of approximately $0.4 million and $40,000 at March 31, 2005 and December 31, 2004, respectively, and is reflected in other assets in the accompanying consolidated balance sheets.

The Company does not expect to reclassify a material amount of net gains on hedge instruments from accumulated other comprehensive income to earnings in 2005. Ineffectiveness resulting from the Company's hedges is not material.

11.  COMMITMENTS AND CONTINGENCIES

COMMITMENTS

DEVELOPMENT-RELATED GUARANTEES: The Company commonly provides alternate housing and project cost guarantees, subject to force majeure. These guarantees are typically limited, on an aggregate basis, to the amount of the projects' related development fees or a contractually agreed-upon maximum exposure amount. Alternate housing guarantees typically expire five days after construction is complete and generally require the Company to provide substitute living quarters and transportation for students to and from the university if the project is not complete by an agreed-upon completion date. Project cost guarantees hold the Company responsible for the cost of a project in excess of budget. The budget consists primarily of costs included in the general contractors' guaranteed maximum price contract ("GMP"). The GMP obligates the general contractor, subject to force majeure and approved change orders, to provide completion date guarantees and to cover cost overruns and liquidated damages. In addition, the GMP is secured with payment and performance bonds. Project cost guarantees expire upon completion of certain developer obligations, which are normally satisfied within one year after completion of the project. The Company's estimated maximum exposure amount under the above guarantees is approximately $4.7 million.

On one completed project, the Company has guaranteed losses up to $3.0 million in excess of the development fee if the loss is due to any failure of the Company to maintain, or cause its professionals to maintain, required insurance for a period of five years after completion of the project (August 2009).

             AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES AND
                           AMERICAN CAMPUS PREDECESSOR
             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS


At March 31, 2005, all projects were anticipated to complete on schedule and within budget. The Company has estimated the fair value of guarantees entered into or modified after December 31, 2002, the effective date of FASB Interpretation No. 45, GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS, to be immaterial.

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

DEBT-RELATED GUARANTEES: RAP Student Housing Properties, L.L.C.'s ("RAP SHP"), an entity wholly owned by the Operating Partnership, limited guaranty of certain obligations of the borrower in connection with the mortgage loan for The Village at Riverside, a property which was retained by the Predecessor owners in connection with the IPO, continues to be in effect. In December 2004, the property was foreclosed upon by the lender. Pursuant to the guaranty, RAP SHP agreed to indemnify the lender against, among other things, the borrower's fraud or misrepresentation, the borrower's failure to maintain insurance, certain environmental matters, and the borrower's criminal acts. As part of the formation transactions, the Predecessor owners have indemnified the Company and its affiliates from and against all claims, costs, expenses, losses and damages incurred by the Company under or in connection with this guaranty. Even if the Company was required to perform under the guaranty, the Predecessor owners would be obligated to reimburse the Company for the amount of such liability under the indemnity. The Company does not expect to incur material exposure under this guarantee.

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

12.  SEGMENTS

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


                                 AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES AND
                                               AMERICAN CAMPUS PREDECESSOR
                                 NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS


                                                                                     THREE MONTHS ENDED MARCH 31,
                                                                               ----------------------------------------
                                                                                      2005                  2004
                                                                               ------------------    ------------------
OWNED OFF-CAMPUS PROPERTIES
Rental revenues                                                                   $     12,692          $      7,989
Interest income                                                                             34                     1
                                                                               ------------------    ------------------
Total revenues from external customers                                                  12,726                 7,990
Operating expenses before depreciation and amortization                                  5,065                 3,539
Interest expense                                                                         2,456                 2,910
Insurance gain                                                                             430                     -
                                                                               ------------------    ------------------
Operating income before depreciation and amortization, minority
   interests and allocation of corporate overhead                                 $      5,635          $      1,541
                                                                               ==================    ==================
Depreciation and amortization                                                     $      2,455          $      1,424
                                                                               ==================    ==================
Capital expenditures                                                              $     10,972          $     19,034
                                                                               ==================    ==================
Total segment assets at March 31,                                                 $    396,663          $    251,215
                                                                               ==================    ==================
ON-CAMPUS PARTICIPATING PROPERTIES
Rental revenues                                                                   $      5,493          $      5,293
Interest income                                                                             25                    12
                                                                               ------------------    ------------------
Total revenues from external customers                                                   5,518                 5,305
Operating expenses before depreciation, amortization, and
   ground/facility leases                                                                1,669                 1,631
Ground/facility leases                                                                     212                   141
Interest expense                                                                         1,347                 1,371
                                                                               ------------------    ------------------
Operating income before depreciation and amortization, minority
   interests and allocation of corporate overhead                                 $      2,290          $      2,162
                                                                               ==================    ==================
Depreciation and amortization                                                     $        880          $        854
                                                                               ==================    ==================
Capital expenditures                                                              $      3,055          $        124
                                                                               ==================    ==================
Total segment assets at March 31,                                                 $     83,423          $     90,654
                                                                               ==================    ==================
DEVELOPMENT SERVICES
Development and construction management fees from
   external customers                                                             $        645          $      1,698
Intersegment revenues                                                                       92                     -
                                                                               ------------------    ------------------
Total revenues                                                                             737                 1,698
Operating expenses                                                                         912                   764
                                                                               ------------------    ------------------
Operating (loss) income before depreciation and amortization,
   minority interests and allocation of corporate overhead                        $       (175)         $        934
                                                                               ==================    ==================
Total segment assets at March 31,                                                 $      1,406          $      2,258
                                                                               ==================    ==================
PROPERTY MANAGEMENT SERVICES
Property management fees from external customers                                  $        710          $        372
Intersegment revenues                                                                      657                   497
                                                                               ------------------    ------------------
Total revenues                                                                           1,367                   869
Operating expenses                                                                         418                   373
                                                                               ------------------    ------------------
Operating income before depreciation and amortization, minority
   interests and allocation of corporate overhead                                 $        949          $        496
                                                                               ==================    ==================
Total segment assets at March 31,                                                 $      2,051          $        475
                                                                               ==================    ==================
RECONCILIATIONS
Total segment revenues                                                            $     20,348          $     15,862
Elimination of intersegment revenues                                                      (749)                 (497)
                                                                               ------------------    ------------------
Total consolidated revenues                                                       $     19,599          $     15,365
                                                                               ==================    ==================
Segment operating income before depreciation, amortization,
   minority interests and allocation of corporate overhead                        $      8,699          $      5,133
Depreciation and amortization, including amortization of deferred
   financing costs                                                                       3,670                 2,403
Net unallocated expenses relating to corporate overhead                                  2,529                 1,166
Income tax provision                                                                       102                     -
Minority interests                                                                         (87)                   21
                                                                               ------------------    ------------------
Income from continuing operations                                                 $      2,311          $      1,585
                                                                               ==================    ==================
Total segment assets                                                              $    483,543          $    344,602
Unallocated corporate assets                                                             2,944                 2,381
                                                                               ------------------    ------------------
Total assets                                                                      $    486,487          $    346,983
                                                                               ==================    ==================

                                                           15

             AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES AND
                           AMERICAN CAMPUS PREDECESSOR
             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS


13.  SUBSEQUENT EVENTS

On April 28, 2005, the Company entered into a Separation Agreement and Mutual General Release (the "Separation Agreement") with Mark J. Hager, the Company's Executive Vice President, Chief Financial and Accounting Officer, and Treasurer. In accordance with the Separation Agreement, the Company is obligated to pay Mr. Hager approximately $0.4 million, payable in 12 equal monthly installments commencing on July 15, 2005. At his option, Mr. Hager may elect to receive such payment in a lump sum discounted at 4%.

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

Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following: general risks affecting the real estate industry (including, without limitation, the inability to enter into or renew leases, dependence on tenants' financial condition, and competition from other developers, owners and operators of real estate); risks associated with changes in University admission or housing policies; risks associated with the availability and terms of financing and the use of debt to fund acquisitions and developments; failure to manage effectively our growth and expansion into new markets or to integrate acquisitions successfully; risks and uncertainties affecting property development and construction (including, without limitation, construction delays, cost overruns, inability to obtain necessary permits and public opposition to such activities); risks associated with downturns in the national and local economies, increases in interest rates, and volatility in the securities markets; costs of compliance with the Americans with Disabilities Act and other similar laws; potential liability for uninsured losses and environmental contamination; risks associated with our Company's potential failure to qualify as a REIT under the Internal Revenue Code of 1986 (the "Code"), as amended, and possible adverse changes in tax and environmental laws; and risks associated with our dependence on key personnel whose continued service is not guaranteed.

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

OUR COMPANY AND OUR BUSINESS

We are one of the largest owners, managers and developers of high quality student housing properties in the United States in terms of beds owned and under management. We are a fully integrated, self-managed and self-administered equity REIT with expertise in the acquisition, design, financing, development, construction management, leasing and management of student housing properties. As of March 31, 2005, our property portfolio contained 24 high-quality student housing properties with approximately 5,200 apartment units and 15,600 beds, consisting of 19 off-campus student housing properties within close proximity to 22 colleges and universities in nine states, and five on-campus participating properties owned through ground/facility leases with the respective university systems. These communities contain modern housing units, offer resort-style amenities and are supported by a classic resident assistant system and other student-oriented programming.

We also provide third party management and leasing services for 19 student housing properties that represent approximately 11,300 beds in approximately 4,500 units. We provided development and construction management services for 13 of these properties. Our third party management and leasing services are typically provided pursuant to multi-year management contracts that have an initial term that ranges from two to five years. As of March 31, 2005, our total owned and managed portfolio included 43 properties that represented approximately 26,900 beds in approximately 9,700 units.

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

We also provide third party development and construction management services for student housing properties owned by universities, 501(c)3 foundations and others. We have developed student housing properties for these clients and, a majority of the time, have been retained to manage these properties following their opening. As of March 31, 2005, development fees of approximately $5.1 million remained to be earned by us with respect to contracted third party development projects. The following table provides certain information with respect to third party properties under construction as of March 31, 2005:

                                                            FEES          BALANCE TO BE
                                        TOTAL             PREVIOUSLY        EARNED AND
                                   CONTRACTUAL FEE        EARNED AND       RECOGNIZED IN       SCHEDULED
PROPERTY                                AMOUNT            RECOGNIZED       2005 AND 2006       COMPLETION
-------------------------------   -----------------    ----------------  -----------------  ---------------
Saint Leo University Phase II       $          375       $         199     $          176      Aug 2005
Vista del Campo Phase II                     3,501                 168              3,333      Aug 2006
West Virginia University  -
   pre-development services                    400 (1)             370                 30      Jun 2005
Fenn Tower Renovation                        1,509                  10              1,499      Aug 2006
Lamar University Dining Hall                   110                  22                 88      Nov 2005
                                  -----------------    ----------------  -----------------
Total                               $        5,895       $         769     $        5,126
                                  =================    ================  =================

(1) Contractual fee amount is shown net of approximately $0.6 million of costs anticipated to be incurred to complete the project.

In addition, as of March 31, 2005, we have been selected to perform construction administration services related to a student housing property for West Virginia University. These services provide a net construction administration fee of approximately $0.3 million and are anticipated to commence in August 2005. We have also received a "Notice of Intent to Award" from Arizona State University ("ASU") indicating that we have been selected to provide design, development and management of student housing on the Tempe Campus. In addition, we have also been selected by Hope International University ("Hope") in Fullerton, California, to design and oversee a comprehensive redevelopment of its campus, including the development of residence halls, student apartments and faculty housing. Subject to the successful structuring and closing of the ASU and Hope transactions, we anticipate that the projects will commence construction during the second or third quarter of 2006.

We believe that the ownership and operation of student housing communities in close proximity to selected colleges and universities present an attractive long-term investment opportunity for our investors. We intend to continue to execute our strategy of identifying existing differentiated, typically highly amenitized, student housing communities or development opportunities in close proximity to university campuses. In addition, our strategy includes identifying properties with high barriers to entry that are projected to experience substantial increases in enrollment and/or are under-serviced in terms of existing on- and/or off-campus student housing. While fee revenue from our third party development/construction management and property management services allows us to develop strong and key relationships with colleges and universities, this area has over time become a smaller portion of our operations due to the continued focus on and growth of our owned property portfolio. Nevertheless, we believe these services continue to provide synergies with respect to our ability to identify, acquire or develop, and successfully operate student housing properties.

ACQUISITIONS

In March 2005, we acquired a 396-unit, 1,044-bed off-campus student housing property (Exchange at Gainesville, to be renamed) located near the University of Florida campus in Gainesville, Florida, for a contract purchase price of $47.5 million. In addition, we anticipate spending approximately $1.1 million in closing and other external transactions costs, including capital expenditures necessary to bring the property up to our operating standards. We also anticipate spending approximately $45,000 of initial integration expenses to bring the property up to our operating standards. We entered into a bridge loan in the amount of $37.4 million in connection with this acquisition.

In March 2005, we acquired a 136-unit, 418-bed off-campus student housing property (City Parc at Fry Street) located near the University of North Texas in Denton, Texas, for a contract purchase price of $19.2 million. In addition, we anticipate spending approximately $0.4 million in closing and other external transactions costs, including capital expenditures necessary to bring the property up to our operating standards. We also anticipate spending approximately $35,000 of initial integration expenses to bring the property up to our operating standards. We assumed approximately $11.8 million of fixed-rate mortgage debt in connection with this acquisition.

In February 2005, we acquired a five-property portfolio (the "Proctor Portfolio") for a contract purchase price of approximately $53.5 million. Four of the properties are located in Tallahassee, Florida and one property is located in Gainesville, Florida. These five communities total 53 buildings, 446 units, and 1,656 beds. In addition, we anticipate spending approximately $1.7 million in closing and other external transactions costs, including capital expenditures necessary to bring the property up to our operating standards. We also anticipate spending approximately $0.1 million of initial integration expenses to bring the property up to our operating standards. We assumed approximately $35.4 million of fixed-rate mortgage debt in connection with this acquisition.

DISPOSITION

In November 2004, California State University - San Bernardino exercised its option to purchase the University Village at San Bernardino off-campus student housing property for an aggregate purchase price of approximately $28.3 million. This transaction was consummated in January 2005, resulting in net proceeds of approximately $28.1 million. The resulting gain on disposition of approximately $5.9 million is included in discontinued operations in the accompanying consolidated statement of operations for the three months ended March 31, 2005.

OWNED DEVELOPMENT ACTIVITIES

Our Sweet Home development project, located near the campus of the State University of New York - Buffalo, is currently on schedule to be completed in August 2005 in connection with the 2005/2006 academic year. As of March 31, 2005, the project was approximately 68% complete, and we anticipate incurring remaining development costs of approximately $14.8 million.

Our Cullen Oaks Phase II development project, located on the campus of the University of Houston, is currently on schedule to be completed in August 2005 in connection with the 2005/2006 academic year. As of March 31, 2005, the project was approximately 23% complete, and we anticipate incurring remaining development costs of approximately $12.7 million.

In addition, we are in the initial stage of two development projects with anticipated total development costs of approximately $92.0 million. One project is currently in the initial design/development phase and is located in Newark, New Jersey near the campuses of the New Jersey Institute of Technology, Rutgers University, and Essex Community College. We anticipate development costs on this project to total approximately $57.0 million and plan to own this project through a joint venture with Titan Investments, a partner with whom we have previously developed four off-campus student housing properties. We are also actively pursing the development of a project located in close proximity to Texas A&M University in College Station, Texas, with total estimated development costs of approximately $35.0 million. Both properties are anticipated to complete construction in Fall 2006, subject to the finalization of pre-development due diligence and completion of the municipal approval process.

OUR RECENT FORMATION AS A REIT

We were formed to succeed the business of the American Campus Communities Predecessor (the "Predecessor"), which was not a legal entity but rather a combination of real estate entities under common ownership and voting control collectively doing business as American Campus Communities, L.L.C. and Affiliated Student Housing Properties, entities engaged in the student housing business since 1993. Our Company was incorporated in Maryland on March 9, 2004. Additionally, American Campus Communities Operating Partnership, L.P. (the "Operating Partnership") was formed and our taxable REIT subsidiary ("TRS") was incorporated in Maryland on July 14, 2004 and August 17, 2004, respectively, each in anticipation of our initial public offering of common stock (the "IPO"). The IPO was consummated on August 17, 2004, concurrent with the consummation of various formation transactions, and consisted of the sale of 12,100,000 shares of our common stock at a price per share of $17.50, generating gross proceeds of approximately $211.8 million. The aggregate proceeds to our Company, net of the underwriters' discount and offering costs, were approximately $189.4 million. In connection with the exercise of the underwriters' over-allotment option on September 15, 2004, we issued an additional 515,000 shares of common stock at the IPO price per share, generating an additional $9.0 million of gross proceeds and $8.4 million in net proceeds after the underwriters' discount. Our operations commenced on August 17, 2004 after completion of the IPO and the formation transactions, and are conducted substantially through the Operating Partnership and its wholly owned subsidiaries, including the TRS.

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

CRITICAL ACCOUNTING POLICIES

ALLOCATION OF FAIR VALUE TO ACQUIRED PROPERTIES: The price that we pay to acquire a property is impacted by many factors, including the condition of the buildings and improvements, the occupancy of the building, favorable or unfavorable financing, and numerous other factors. Accordingly, we are required to make subjective assessments to allocate the purchase price paid to acquire investments in real estate among the assets acquired and liabilities assumed based on our estimate of the fair values of such assets and liabilities. This includes, among other items, determining the value of the buildings and improvements, land, in-place tenant leases, and any debt assumed from the seller. Each of these estimates requires a great deal of judgment and some of the estimates involve complex calculations. Our calculation methodology is summarized in Note 2 to our consolidated and combined financial statements contained in Item 1 herein. These allocation assessments have a direct impact on our results of operations because if we were to allocate more value to land there would be no depreciation with respect to such amount or if we were to allocate more value to the buildings as opposed to allocating to the value of in-place tenant leases, this amount would be recognized as an expense over a much longer period of time, since the amounts allocated to buildings are depreciated over the estimated lives of the buildings whereas amounts allocated to in-place tenant leases are amortized over the terms of the leases (generally less than one year).

PROPERTY OPERATIONS

As of March 31, 2005, our property portfolio consisted of the following:

                                        YEAR
                                      ACQUIRED /                               PRIMARY UNIVERSITY
PROPERTY                              DEVELOPED          LOCATION                    SERVED                  UNITS       BEDS
----------------------------------  --------------  -------------------  --------------------------------  ---------  ----------

OWNED OFF CAMPUS PROPERTIES:

                                                                          Arizona State University Main
   1. Commons On Apache                  1999            Tempe, AZ                   Campus                   111          444

                                                                              Virginia Polytechnic
   2. The Village at Blacksburg          2000         Blacksburg, VA      Institute and State University      288        1,056

                                                                          Arizona State University Main
   3. The Village on University          1999            Tempe, AZ                   Campus                   288          918

                                                                            The University of Georgia-
   4. River Club Apartments              1999           Athens, GA                   Athens                   266          794

                                                                            The University of Georgia-
   5. River Walk Townhomes               1999           Athens, GA                   Athens                   100          340

   6. The Callaway House                 2001       College Station, TX        Texas A&M University           173          538

   7. The Village at Alafaya                                                The University of Central
        Club                             2000           Orlando, FL                  Florida                  228          840

   8. The Village at Science                                                The University of Central
        Drive                            2001           Orlando, FL                  Florida                  192          732

   9. University Village at                                                The University of Colorado at
        Boulder Creek                    2002           Boulder, CO                  Boulder                   82          309

   10. University Village at                                               California State University,
        Fresno                           2004           Fresno, CA                   Fresno                   105          406

   11. University Village at TU          2004        Philadelphia, PA           Temple University             220          749

   12. University Village at                                               State University of New York
        Sweet Home                       2005           Amherst, NY                  - Buffalo                269          828

   13. University Club
        Tallahassee                      2005         Tallahassee, FL        Florida State University         152          608

   14. The Grove at University
        Club                             2005         Tallahassee, FL        Florida State University          64          128

   15. College Club Tallahassee          2005         Tallahassee, FL        Florida A&M University            96          384

   16. The Greens at College
        Club                             2005         Tallahassee, FL        Florida A&M University            40          160

   17. University Club
        Gainesville                      2005         Gainesville, FL         University of Florida            94          376

   18. City Parc at Fry Street           2005            Denton, TX          University of North Texas        136          418

   19. Exchange at Gainesville
        (to be renamed)                  2005         Gainesville, FL         University of Florida           396        1,044
                                                                                                           ---------  ----------
Total owned off campus properties                                                                           3,300       11,072

ON CAMPUS PARTICIPATING PROPERTIES:

   20. University Village--PVAMU      1996/97/98      Prairie View, TX     Prairie View A&M University        612        1,920

   21. University College--PVAMU      2000/2003       Prairie View, TX     Prairie View A&M University        756        1,470

                                                                             Texas A&M International
   22. University Village--TAMIU         1997            Laredo, TX                University                  84          252

   23. Cullen Oaks                       2001            Houston, TX        The University of Houston         231          525

   24. Cullen Oaks Phase II              2005            Houston, TX        The University of Houston         180          354
                                                                                                           ---------  ----------

Total on campus participating properties                                                                    1,863        4,521
                                                                                                           ---------  ----------

TOTAL - ALL PROPERTIES                                                                                      5,163       15,593
                                                                                                           =========  ==========

(1)  The average age of our properties is 4.7 years.

                                                                21

RESULTS OF OPERATIONS

     COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2005 AND MARCH 31, 2004

The following table presents our results of operations for the three months ended March 31, 2005 and 2004, including the amount and percentage change in these results between the two periods:

                                                              THREE MONTHS ENDED MARCH 31,
                                                             -----------------------------
                                                                  2005           2004         CHANGE ($)     CHANGE (%)
                                                             --------------  -------------  --------------  ------------
REVENUES:
  Owned off-campus properties                                  $  12,489      $   7,989        $  4,500         56.3%
  On-campus participating properties                               5,493          5,293             200          3.8%
  Third party development and management services                  1,355          2,070           (715)       (34.5%)
  Resident services                                                  204              -             204        100.0%
                                                             --------------  -------------  --------------  ------------
TOTAL REVENUES                                                    19,541         15,352           4,189         27.3%

OPERATING EXPENSES:
  Owned off-campus properties                                      5,136          3,459           1,677         48.5%
  On-campus participating properties                               1,875          1,800              75          4.2%
  Third party development and management services                  1,464          1,264             200         15.8%
  General and administrative                                       1,364            453             911        201.1%
  Depreciation and amortization                                    3,424          2,259           1,165         51.6%
  Ground/facility leases                                             212            141              71         50.4%
                                                             --------------  -------------  --------------  ------------
TOTAL OPERATING EXPENSES                                          13,475          9,376           4,099         43.7%
                                                             --------------  -------------  --------------  ------------

Operating income                                                   6,066          5,976              90          1.5%

NONOPERATING INCOME AND (EXPENSES):
  Interest income                                                     58             13              45        346.2%
  Interest expense                                                (3,808)        (4,281)            473        (11.0%)
  Amortization of deferred financing costs                          (246)          (144)           (102)        70.8%
  Other nonoperating income                                          430              -             430        100.0%
                                                             --------------  -------------  --------------  ------------
TOTAL NONOPERATING EXPENSES                                       (3,566)        (4,412)            846        (19.2%)
                                                             --------------  -------------  --------------  ------------

Income before income tax provision, minority interests,
  and discontinued operations                                      2,500          1,564             936         59.8%
Income tax provision                                                (102)             -            (102)      (100.0%)
Minority interests                                                   (87)            21            (108)      (514.3%)
                                                             --------------  -------------  --------------  ------------
INCOME FROM CONTINUING OPERATIONS                                  2,311          1,585             726         45.8%
Discontinued operations:
  Loss attributable to discontinued operations                        (2)           (55)             53        (96.4%)
  Gain from disposition of real estate                             5,883              -           5,883        100.0%
                                                             --------------  -------------  --------------  ------------
Total discontinued operations                                      5,881            (55)          5,936     10,792.7%
                                                             --------------  -------------  --------------  ------------
NET INCOME                                                     $   8,192      $   1,530       $   6,662        435.4%
                                                             ==============  =============  ==============  ============

     OWNED OFF-CAMPUS PROPERTIES OPERATIONS

Revenues from our owned off-campus properties for the three months ended March 31, 2005 compared with the same period in 2004 increased by $4.5 million primarily due to the completion of construction and opening of two properties in August 2004, the acquisition of seven properties during the first quarter of 2005 and higher first quarter occupancy at a majority of the same store properties operated during both periods, as described below. Operating expenses increased approximately $1.7 million for the three months ended March 31, 2005 compared with the same period in 2004. University Village at San Bernardino, which also opened in August of 2004, was sold in January 2005 and is therefore not reflected in operating revenues and expenses but is included in discontinued operations.

NEW PROPERTY OPERATIONS. In August of 2004 we completed construction of and opened a 406-bed property serving California State University, Fresno and a 749-bed property serving Temple University. Additionally, we acquired seven properties containing 3,118 beds at various times during the first quarter of 2005, located in Florida (Gainesville and Tallahassee) and Denton, Texas. These new properties contributed $3.8 million of additional revenues and $1.6 million of additional operating expenses in the first quarter of 2005 as compared to the first quarter of 2004.

SAME STORE PROPERTY OPERATIONS (EXCLUDING NEW PROPERTY ACTIVITY). We had nine properties containing 5,971 beds which were operating during both the three month periods ended March 31, 2005 and 2004, and which had average occupancy rates during these periods of 97.9% and 88.8%, respectively. These properties produced revenues of $8.7 million and $8.0 million during the three month periods ended March 31, 2005 and 2004, respectively. This increase of $0.7 million was the result of the improved Fall 2004 lease up and was offset by certain non-rental revenues reflected as property revenues by the Predecessor which are now reflected as resident services revenues in our TRS. Future revenues will be dependent on our ability to maintain our current leases in effect for the 2004/2005 academic year and our ability to obtain appropriate rental rates and desired occupancy for the 2005/2006 academic year at our various properties during our leasing period, which typically begins in January and ends in August.

At these existing properties, operating expenses remained relatively constant at $3.6 million for the three months ended March 31, 2005 compared to $3.5 million for the three months ended March 31, 2004. This slight increase was the result of increases in operating expenses such as marketing, maintenance, employee benefits, utilities and taxes. These increases were due to a combination of increases in inflation and overall higher occupancy rates. We anticipate that operating expenses in 2005 will continue to increase slightly as compared with 2004 as a result of expected increases in utility costs, property taxes and general inflation.

     ON-CAMPUS PARTICIPATING PROPERTIES ("OCPP") OPERATIONS

SAME STORE OCPP OPERATIONS. We had four participating properties containing 4,167 beds (including the additional 210 beds at our Prairie View A&M property that opened in August 2003) which were operating during both the three month periods ended March 31, 2005 and 2004. The Cullen Oaks Phase II property is currently under construction and is scheduled to commence operations in August 2005. Revenues from our on-campus participating properties increased to $5.5 million for the three months ended March 31, 2005 from $5.3 million for the three months ended March 31, 2004, an increase of $0.2 million. This increase was primarily due to an increase in rental rates, which was slightly offset by a decrease in average occupancy from 96.2% for the three months ended March 31, 2004 to 94.4% for the three months ended March 31, 2005. Coyote Village, an on-campus participating property that commenced operations in August 2003, had its ground lease transferred to Weatherford College in April 2004; therefore, it is not reflected in operating revenues and expenses but is included in discontinued operations.

Operating expenses for our on-campus participating properties remained relatively constant at $1.9 million for the three months ended March 31, 2005 compared to $1.8 million for the three months ended March 31, 2004. We anticipate that operating expenses during 2005 will increase slightly as compared with 2004 as a result of expected increases in utility costs and general inflation.

Ground/facility lease expense remained relatively constant at $0.2 million for the three months ended March 31, 2005 as compared to $0.1 million for the three months ended March 31, 2004.

     THIRD PARTY DEVELOPMENT AND MANAGEMENT SERVICES

Third party development and management services revenue decreased $0.7 million from $2.1 million for the three months ended March 31, 2004 to $1.4 million in 2005, primarily due to the factors discussed in the paragraphs below. Third party development and management services operating expenses increased $0.2 million for the three months ended March 31, 2005 compared with the same period in 2004, primarily due expenses incurred in 2005 in relation to the pre-development and design services provided under the West Virginia University project previously discussed.

DEVELOPMENT SERVICES. Third party development services revenue for the three months ended March 31, 2005 represented a decrease of $1.1 million compared with the same period in 2004. This decrease was primarily due to the UCI Phase I development project being completed in Fall 2004 and therefore earning no revenue during the three months ended March 31, 2005 as compared to earning approximately $0.8 million of revenue during the three months ended March 31, 2004. We also recognized $0.2 million in construction savings on a previously completed third party development project during the three months ended March 31, 2004. In addition, this decrease was due to a combination of fewer projects, a lower average project development cost and corresponding contractual fee per project and the percentage of the contractual fee recognized during the respective periods. We had four projects in progress during the three months ended March 31, 2005 with an average contractual fee of $1.2 million compared to the three months ended March 31, 2004 in which we had five projects in progress with an average contractual fee of $1.4 million. In addition, due to the differences in the percentage of construction completed during the periods, of the total contractual fees of the projects in progress during the respective periods, 12.3% was recognized (on a percentage of completion basis) during the three months ended March 31, 2005 compared with 20.4% for the same period in 2004. Development services revenues are dependent on our ability to successfully be awarded such projects, the amount of the contractual fee related to the project and the timing and completion of the construction of the project. In addition, to the extent projects are completed under budget, the Company may be entitled to a portion of such savings, which are recognized as revenue upon third party verification of the project costs. It is possible that projects for which we have expended pre-development costs will not close and that we will not be reimbursed for such costs. The pre-development costs associated therewith will ordinarily be charged against income for the then-current period.

MANAGEMENT SERVICES. Third party management revenues increased $0.3 million for the three months ended March 31, 2005 compared with the same period in 2004. The increase was due to five new contracts that commenced in Fall 2004. We expect third party property management revenues to continue to increase during 2005 as compared with 2004, primarily as a result of a full year of fees on the new contracts that commenced in Fall 2004.

     RESIDENT SERVICES

Concurrent with our commencement of operations and our designation as a REIT, certain services previously provided to residents by our properties are now provided by our TRS. These services generally consist of food service and housekeeping (at Callaway House), and certain resident programming activities. These services are provided to the residents at market rates and, under an agreement between the TRS and the Operating Partnership, payments from residents are collected by the properties on behalf of the TRS in conjunction with their collection of rents. Revenue from resident services for the three months ended March 31, 2005 approximated $0.2 million. As a business strategy, our level of services provided to residents by the TRS is only incidental to that which is necessary to maintain or increase occupancy. As a result of the timing of the formation of the TRS in 2004, we expect revenue from resident services in 2005 to be significantly higher than in 2004.

     GENERAL AND ADMINISTRATIVE

General and administrative expenses (relating primarily to corporate operations) increased $0.9 million for the three months ended March 31, 2005 compared with the same period in 2004. The increase was primarily a result of expenses incurred as a public company which were not present in the Predecessor's operations such as directors' compensation, investor relations, increased professional services fees, Sarbanes-Oxley Section 404 compliance costs and director and officer liability insurance. As a result of being a public company and a separation agreement entered into with an executive officer in April 2005, we anticipate our future general and administrative expenses will exceed those of our Predecessor.

     DEPRECIATION AND AMORTIZATION

Depreciation and amortization increased $1.2 million for the three months ended March 31, 2005 compared with the same period in 2004 primarily due to the opening of the two owned off-campus properties in August 2004 and the acquisition of seven properties during the first quarter of 2005, as described above. In conjunction with the acquisition of the seven previously mentioned properties, a valuation was assigned to in-place leases which are amortized over the average remaining lease terms of the acquired leases (generally less than one year). This contributed $0.2 million of additional depreciation and amortization expense for the three months ended March 31, 2005. We expect depreciation and amortization in 2005 to increase significantly from 2004 primarily due to a full year's depreciation on the two owned off-campus properties that opened in August 2004 and the $120.2 million of acquisitions closed during the first quarter of 2005.

Amortization of deferred financing costs increased $0.1 million for the three months ended March 31, 2005 compared with the same period in 2004 primarily due to debt assumed or incurred in connection with the property acquisitions closed during the first quarter of 2005 as well as additional finance costs incurred in 2004 related to our revolving credit facility obtained in connection with the IPO. These increases were offset by a decrease in amortization related to two mortgage loans that were paid off in connection with our IPO.

     INTEREST EXPENSE

Interest expense of $3.8 million the three months ended March 31, 2005 represented a decrease of $0.5 million from $4.3 million during the same period in 2004. Interest expense decreased due to the retirement of two mortgage loans in connection with the IPO. This was partially offset by $0.5 million of additional interest expense from the debt assumed or incurred in relation to the acquisition of the seven previously mentioned properties in the first quarter 2005, as well as increased interest expense in 2005 related to our revolving credit facility. We anticipate that interest expense in 2005 will continue to increase from 2004 levels due to the debt assumed or incurred in connection with previously mentioned property acquisitions or any increase in borrowing rates that may impact the floating rate on our revolving credit facility.

     OTHER INCOME

Other income increased $0.4 million for the three months ended March 31, 2005 compared with the same period in 2004 due to a gain recognized related to a property insurance settlement.

     INCOME TAX

Subsequent to our IPO formation transactions, our TRS manages our non-REIT activities. The TRS is subject to federal, state and local income taxes and is required to recognize the future tax benefits attributable to deductible temporary differences between book and tax basis, to the extent that the asset will be realized. For the three months ended March 31, 2005, the TRS recorded $0.1 million of income tax expense.

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

     MINORITY INTERESTS

Minority interests during the three months ended March 31, 2004 represented a minority partner's share of the net loss of four owned off-campus properties. We redeemed this minority partner's interest in connection with our IPO. Minority interests for the three months ended March 31, 2005 represent the 1.0% interest in the net equity of our Operating Partnership held by recipients of profits interest units ("PIUs"). See Note 9 in the accompanying Notes to Consolidated and Combined Financial Statements for a description of PIUs.

     DISCONTINUED OPERATIONS

Statement of Financial Accounting Standards ("SFAS") No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS, requires, among other items, that the operating results of real estate properties sold or classified as held for sale be included in discontinued operations in the statements of operations for all periods presented. Discontinued operations for the three months ended March 31, 2005 includes The Village at San Bernardino, which was sold to Cal State University - San Bernardino in January 2005. The properties included in discontinued operations for the three months ended March 31, 2004 include the Village at Riverside and other non-core assets that were distributed to our Predecessor owners as part of the IPO as well as an on-campus participating property whose ground lease was transferred to the Weatherford College in April 2004.

CASH FLOWS

     COMPARISON OF THREE MONTHS ENDED MARCH 31, 2005 AND MARCH 31, 2004

                OPERATING ACTIVITIES

For the three months ended March 31, 2005, net cash provided by operating activities before changes in working capital accounts provided approximately $6.1 million, as compared to $4.0 million for the three months ended March 31, 2004, an increase of $2.1 million. This increase was primarily due to an increase in net income of approximately $6.7 million, resulting primarily from a gain on disposition of approximately $5.9 million. Additionally, operations for the three months ended March 31, 2005 were impacted by a $1.1 million increase in depreciation and amortization resulting from the seven new properties that we acquired during the first quarter of 2005 as well as a full quarter of depreciation from two owned off-campus properties that completed construction in the third quarter 2004.

Changes in working capital accounts utilized approximately $0.4 million for the three months ended March 31, 2005 while approximately $1.2 million was provided by working capital for the three months ended March 31, 2004, a decrease of $1.6 million. This change was primarily due to an increase in accrued expenses during the three months ended March 31, 2004 related to our IPO and a decrease in restricted cash during the same period that was used to fund the rebuild of an off-campus property that was destroyed by a fire in 2003. These items were offset by the release of restricted cash to our Predecessor owners in the first quarter 2005 in relation to the completion of three owned off-campus properties in the third quarter 2004.

                INVESTING ACTIVITIES

Investing activities utilized $58.9 million and $19.2 million for the three months ended March 31, 2005 and 2004, respectively. The increase in 2005 related primarily to the acquisition of the seven properties previously discussed. This increase was offset by proceeds received from the sale of University Village at San Bernardino in January 2005 as well as a decrease in cash used to fund three owned off-campus development properties that were completed in the third quarter 2004. For the three months ended March 31, 2005 and 2004, our cash used in investing activities was comprised of the following:

                                                                        THREE MONTHS ENDED MARCH 31,
                                                                   -------------------------------------
                                                                         2005                2004
                                                                   ------------------  -----------------
Property acquisitions                                                 $   (72,763)        $         -
Property dispositions                                                      28,023                   -
Capital expenditures for on-campus participating properties                   (28)               (124)
Capital expenditures for owned off campus properties                         (852)               (168)
Investments in on-campus participating properties under
   development                                                             (3,027)                  -
Investment in owned off-campus properties under development               (10,120)            (18,866)
Purchase of non-real estate furniture, fixtures, and equipment                (86)                (55)
                                                                   ------------------  -----------------
Total                                                                 $   (58,853)        $   (19,213)
                                                                   ==================  =================

                FINANCING ACTIVITIES

Cash provided by financing activities totaled $55.5 million and $13.0 million for the three months ended March 31, 2005 and 2004, respectively. The increase was primarily due to draws under our revolving credit facility in 2005 as well as a bridge loan we obtained in connection with the March 2005 acquisition of Exchange at Gainesville (to be renamed). These increases were offset by a decrease in proceeds from construction loans due to the completion of three owned off-campus development projects in the third quarter 2004, as well as distributions paid to our stockholders in 2005 as a result of our new public ownership structure.

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

We do not have access to the cash flows and working capital of these participating properties except for the annual net cash distribution as described above. Additionally, a substantial portion of these properties' cash flow is dedicated to capital reserves required under the applicable property indebtedness and to the amortization of such indebtedness. These amounts do not increase our economic interest in these properties since our interest, including our right to share in the net cash available for distribution from the properties, terminates upon the amortization of their indebtedness. Our economic interest in these properties is therefore limited to our interest in the net cash flow and management and development fees from these properties, as reflected in our calculation of Funds from Operations modified for the operational performance of on-campus participating properties ("FFOM") contained herein. Accordingly, when considering these properties' contribution to our operations, we focus upon our share of these properties' net cash available for distribution and the management fees that we receive from these properties, rather than upon their contribution to our gross revenues and expenses for financial reporting purposes.

The following table reflects the amounts included in our consolidated/combined financial statements for the three months ended March 31, 2005 and 2004:

                                                    THREE MONTHS ENDED MARCH 31,
                                               -------------------------------------
                                                      2005                2004
                                               ------------------  -----------------
Revenues                                             $    5,491         $    5,608
Direct operating expenses (1)                             1,722              1,785
Amortization                                                879                854
Amortization of deferred financing costs                     46                 66
Ground/facility leases (2)                                  212                175
                                               ------------------  -----------------
Net operating income                                      2,632              2,728
Interest income                                              25                  6
Interest expense                                         (1,347)            (1,449)
                                               ------------------  -----------------
NET INCOME (3)                                       $    1,310         $    1,285
                                               ==================  =================

(1) Excludes the property management fees described below. This expense and the corresponding fee revenue recognized by us have been eliminated in consolidation/combination. Also excludes allocation of expenses related to corporate management and oversight.
(2) Represents the universities' 50% share of the properties' net cash available for distribution after payment of operating expenses, debt service (including payment of principal) and capital expenditures.
(3) Includes the results of Coyote Village, which was transferred to Weatherford College in April 2004. This property is classified as discontinued operations in the accompanying Consolidated and Combined Financial Statements contained in Item 1. Excludes income taxes associated with these properties, which are owned by our TRS subsequent to the IPO.

We earned $0.3 million in management fees under these arrangements for both the three month periods ended March 31, 2005 and 2004. Additionally, our share of the net cash flows of these properties for both the three month periods ended March 31, 2005 and 2004 was $0.2 million.

LIQUIDITY AND CAPITAL RESOURCES

     CASH BALANCES AND LIQUIDITY

As of March 31, 2005, excluding our on-campus participating properties, we had $6.7 million in cash and cash equivalents, restricted cash, and short-term investments, as compared to $7.0 million in cash and cash equivalents, restricted cash, and short-term investments as of as of December 31, 2004. Restricted cash primarily consists of escrow accounts held by lenders and resident security deposits, as required by law in certain states. Additionally, restricted cash as of December 31, 2004 also included $0.8 million of funds held in escrow that were paid to our Predecessor owners in February 2005 in accordance with the terms of the Contribution Agreement executed in conjunction with the IPO.

As of March 31, 2005, our short-term liquidity needs included, but were not limited to, the following: (i) anticipated distribution payments to our stockholders and unitholders totaling approximately $17.2 million based on an anticipated annual distribution of $1.35 per share or unit, including those required to maintain our REIT status and satisfy our current distribution policy, (ii) remaining development costs on our Sweet Home development project, estimated to be approximately $14.8 million, and (iii) funds for other potential future development projects. We expect to meet our short-term liquidity requirements generally through net cash provided by operations, borrowings under our revolving credit facility, and permanent property level debt.

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

     REVOLVING CREDIT FACILITY

The Operating Partnership has a senior secured revolving credit facility with a term of 36 months that provides a maximum capacity of $75 million, subject to certain conditions as contained in the Credit Agreement (the "Agreement"). The maximum capacity may be increased by up to an additional $25 million, subject to certain borrowing base requirements, as outlined in the Agreement. The facility bears interest at a variable rate, at the Company's option, based upon a base rate or one-, two-, three-, or six-month LIBOR plus, in each case, a spread based upon the Company's total leverage. Additionally, the Company is required to pay an unused commitment fee ranging from 0.20% to 0.25% per annum, depending on the aggregate unused balance. The credit facility is secured by the Company's ownership interests in a minimum of four unlevered owned off-campus properties. The Company guarantees the Operating Partnership's obligations under the credit facility. As of March 31, 2005, the balance outstanding on the revolving credit facility totaled $33.6 million, bearing interest at a weighted average rate of 4.31%, with remaining availability (subject to certain financial covenants) totaling $31.5 million.

The terms of the Agreement include certain restrictions and covenants, which limit, among other things, the payment of distributions (as discussed below), the incurrence of additional indebtedness, liens, and the disposition of assets. The terms also require compliance with financial ratios relating to consolidated net worth and leverage requirements. The Company is also subject to compliance with additional fixed charge and debt coverage ratios. The distribution restriction previously mentioned provides that, except to enable the Company to continue to qualify as a REIT for federal income tax purposes, before December 31, 2005, the Company may not pay distributions greater than $5 million in any given quarter. Subsequent to December 31, 2005, the Company will be prohibited from making distributions which exceed 95% of the Company's funds from operations, as defined, over any four consecutive fiscal quarters. As of March 31, 2005, the Company was in compliance with all such covenants.

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

On February 17, 2005, the Company declared a distribution per share of $0.3375 which was paid on March 8, 2005 to all common stockholders of record as of February 25, 2005. At the same time, the Company paid an equivalent amount per unit to holders of PIUs and RSAs.

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

In April 2005, our Predecessor owners also received approximately $0.4 million relating to insurance proceeds received by the Company in connection with a fire that occurred at the University Village at Fresno. This payment was also accounted for as an equity distribution.

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

     PRE-DEVELOPMENT EXPENDITURES

Our third party development activities have historically required us to fund pre-development expenditures such as architectural fees, permits and deposits. Because the closing of a development project's financing is often subject to third party delay, we cannot always predict accurately the liquidity needs of these activities. We frequently incur these pre-development expenditures before a financing commitment has been obtained and, accordingly, bear the risk of the loss of these pre-development expenditures if financing cannot ultimately be arranged on acceptable terms. Historically, the development projects that we have been awarded have been successfully structured and financed; however, their development has at times been delayed beyond the period initially scheduled, causing revenue to be recognized in later periods.

     INDEBTEDNESS

As of March 31, 2005, we had approximately $309.4 million of outstanding consolidated indebtedness (excluding unamortized debt premiums of approximately $5.0 million), comprised of a $33.6 million balance on our revolving credit facility secured by four of our owned off-campus properties, $196.1 million in mortgage and bridge loan indebtedness secured by 13 of our owned off-campus properties, $20.0 million in mortgage and construction loans secured by two on-campus participating properties, and $59.7 million in bond issuances secured by three of our on-campus participating properties. The weighted average interest rate on our consolidated indebtedness as of March 31, 2005 was 6.6%. All of our outstanding indebtedness is fixed rate except for our revolving credit facility and the Cullen Oaks Phase II construction loan discussed below. As of March 31, 2005, approximately 11.9% of our total consolidated indebtedness was variable rate debt.

                OWNED OFF-CAMPUS PROPERTIES

The following table contains certain summary information concerning the mortgage and bridge loan indebtedness that encumbers our owned off-campus properties, excluding unamortized debt premiums, as of March 31, 2005:

                                         ORIGINAL       INTEREST       MATURITY       BALANCE AS OF
ASSET                                      DATE           RATE           DATE         MARCH 31, 2005
--------------------------------------  ------------  ------------  --------------   ----------------
University Village at Boulder Creek      12/01/2002       5.71%        Nov 2012       $      16,479
River Club Apartments                    07/28/2000       8.18%        Aug 2010              18,482
River Walk Townhomes                     08/31/1999       8.00%        Sep 2009               7,660
Village at Alafaya Club                  07/11/2000       8.16%        Aug 2010   (1)        20,418
Village at Blacksburg                    12/15/2000       7.50%        Jan 2011              21,287
Commons on Apache                        05/14/1999       7.66%        Jun 2009               7,635
Callaway House                           03/30/2001       7.10%        Apr 2011              19,661
University Club Tallahassee              11/01/2002       7.99%        Oct 2010              13,537
The Grove at University Club             04/01/2003       5.75%        Mar 2013               4,389
College Club Tallahassee                 01/01/2003       6.74%        Dec 2011               8,885
University Club Gainesville              11/01/1999       7.88%        Nov 2009               8,518
City Parc at Fry Street                  10/05/2004       5.96%        Sep 2014              11,776
Exchange at Gainesville (to be
   renamed)                              03/29/2005       5.13%        Sep 2005   (2)        37,400
                                                                                      ----------------
Total                                                                                  $    196,127
                                                                                      ================

     (1) Represents the Anticipated Repayment Date, as defined in the loan agreement. If the loan is not repaid on the Anticipated Repayment Date, then certain monthly payments including excess cash flow, as defined, become due through the maturity date of August 2030.
     (2) We intend to refinance this bridge loan in the second quarter 2005 by entering into a permanent mortgage loan. We have entered into a rate lock agreement for 5.2% in relation to this anticipated financing.

The weighted average interest rate of such indebtedness was 6.9% as of March 31, 2005. Each of these mortgages is a non-recourse obligation subject to customary exceptions. Each of these mortgages has a 30 year amortization, and none are cross-defaulted or cross-collateralized to any other indebtedness. The loans generally may not be prepaid prior to maturity; in certain cases, prepayment is allowed, subject to prepayment penalties.

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

The following table sets forth certain information concerning these bond financings:

                                           ORIGINAL      ORIGINAL       MATURITY      BALANCE AS OF
ASSET                                        DATE          TERM           DATE        MARCH 31, 2005
---------------------------------------  ------------  ------------  -------------  ------------------
University Village-PVAMU (1)               Sep 1999      24 years       Sep 2023       $       30,851
University College-PVAMU (Phase I) (2)     May 2001      22 years       Aug 2025               19,855
University College-PVAMU (Phase II) (2)    Jul 2003      25 years       Aug 2028                4,230
University Village-TAMIU (1)               Sep 1999      24 years       Sep 2023                4,719
                                                                                    ------------------
Total                                                                                  $       59,655
                                                                                    ==================

     (1) Part of combined bond issuance. Separate loan agreements are not cross-collateralized or cross-defaulted.

     (2)  Multiple financings of single facility.

Cullen Oaks Phase I is currently encumbered by a mortgage loan originated in September 2000 in the original principal amount of approximately $17.7 million. The loan bears interest at the Prime rate, or LIBOR plus 1.9%, at our election with principal amortizing on a 30 year schedule. We have in place an interest rate swap agreement which effectively caps the interest on the outstanding balance as of March 31, 2005 of approximately $17.0 million at 5.5%. The loan matures in November 2008. The University has a continuing obligation to us to lease beds at this property for an amount sufficient to pay all property expenditures, including debt service. In turn, we have guaranteed payment of this property's indebtedness. In addition, in December 2004, we obtained a construction loan to finance the Cullen Oaks Phase II on-campus participating property, which is scheduled to be completed in August 2005. For each borrowing, we have the option of choosing either the Prime rate or LIBOR plus 2.0%, and we also have the option to extend the maturity of this loan through November 2008. The balance on this construction loan as of March 31, 2005 was approximately $3.1 million, bearing interest at 4.8%. The total availability under this construction loan is $17.0 million and the loan requires payments of interest only through June 2006, at which time we have the option to extend the maturity date to November 2008 and convert the loan to a 30-year amortization basis.

The weighted average interest rate of the indebtedness encumbering our on-campus participating properties was 6.9% at March 31, 2005.

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

The following table presents a reconciliation of our FFO to our net income:

                                                                   THREE MONTHS ENDED MARCH 31,
                                                               -------------------------------------
                                                                    2005                2004
                                                               ------------------  -----------------
   Net income                                                      $     8,192         $    1,530
   Minority interests                                                       87                (21)
   Gain from disposition of real estate                                 (5,883)                 -
   Real estate related depreciation and amortization:
      Total depreciation and amortization                                3,424              2,259
      Discontinued operations depreciation and amortization                  -                 87
      Furniture, fixtures, and equipment depreciation                      (98)               (69)
                                                               ------------------  -----------------
   Funds from operations                                           $     5,722         $    3,786
                                                               ==================  =================

   FFO per share - basic                                           $      0.45
                                                               ==================
   FFO per share - diluted                                         $      0.45
                                                               ==================

   Weighted average common shares outstanding:
         Basic                                                      12,622,145
                                                               ==================
         Diluted                                                    12,769,939
                                                               ==================

While our on-campus participating properties contributed $5.5 million and $5.3 million to our revenues for the three months ended March 31, 2005 and 2004, respectively, under our participating ground leases, we and the participating university systems each receive 50% of the properties' net cash available for distribution after payment of operating expenses, debt service (which includes significant amounts towards repayment of principal) and capital expenditures. A substantial portion of our revenues attributable to these properties is reflective of cash that is required to be used for capital expenditures and for the amortization of applicable property indebtedness. These amounts do not increase our economic interest in these properties or otherwise benefit us since our interest in the properties terminates upon the repayment of the applicable property indebtedness.

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

Funds From Operations--Modified for Operational Performance of On-Campus Participating Properties:

                                                                           THREE MONTHS ENDED MARCH 31,
                                                                       -------------------------------------
                                                                              2005                2004
                                                                       ------------------  -----------------
   Funds from operations                                                 $       5,722        $     3,786
   Elimination of operations of on-campus participating properties:
      Net income from on-campus participating  properties                       (1,310)            (1,285)
      Amortization of investment in on-campus participating
   properties                                                                     (879)              (854)
                                                                       ------------------  -----------------
                                                                                 3,533              1,647
   Modifications to reflect operational performance of on-campus participating properties:
     Our share of net cash flow (1)                                                212                175
     Management fees                                                               263                273
      On-campus participating properties development fees (2)                      230                  -
                                                                       ------------------  -----------------
   Impact of on-campus participating properties                                    705                448
                                                                       ------------------  -----------------
   FUNDS FROM OPERATIONS - MODIFIED FOR OPERATIONAL PERFORMANCE OF
     ON-CAMPUS PARTICIPATING PROPERTIES ("FFOM")                         $       4,238        $     2,095
                                                                       ==================  =================

   FFOM per share - basic                                                $        0.34
                                                                       ==================
   FFOM per share - diluted                                              $        0.33
                                                                       ==================
   Weighted average common shares outstanding:
       Basic                                                                12,622,145
                                                                       ==================
       Diluted                                                              12,769,939
                                                                       ==================

     (1) 50% of the properties' net cash available for distribution after payment of operating expenses, debt service (including repayment of principal) and capital expenditures. Represents amounts accrued for the interim periods.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss from adverse changes in market prices and interest rates. Our future earnings and cash flows are dependent upon prevailing market rates. Accordingly, we manage our market risk by matching projected cash inflows from operating, investing and financing activities with projected cash outflows for debt service, acquisitions, capital expenditures, distributions to stockholders and unitholders, and other cash requirements. The majority of our outstanding debt has fixed interest rates, which minimizes the risk of fluctuating interest rates. Our exposure to market risk includes interest rate fluctuations in connection with our revolving credit facility and variable rate construction loan and our ability to incur more debt without stockholder approval, thereby increasing our debt service obligations, which could adversely affect our cash flows. No material changes have occurred in relation to market risk since our Annual Report on Form 10-K for the year ended December 31, 2004.

ITEM 4. CONTROLS AND PROCEDURES

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

10.1 Agreement of Sale and Purchase, dated September 22, 2004, by and between ACC OP Acquisitions, LLC and College Club Apartments at Tallahassee, LLC
10.2 Agreement of Sale and Purchase, dated September 22, 2004, by and between ACC OP Acquisitions, LLC and The Grove at University Club, LLC
10.3 Agreement of Sale and Purchase, dated September 22, 2004, by and between ACC OP Acquisitions, LLC and University Club Apartments of Gainesville, LLC
10.4 Agreement of Sale and Purchase, dated September 22, 2004, by and between ACC OP Acquisitions, LLC and University Club Apartments of Tallahassee, LLC
10.5 Agreement of Sale and Purchase, dated September 22, 2004, by and between ACC OP Acquisitions, LLC and The Greens at College Club, LLC
10.6 Purchase and Sale Agreement, dated February 28, 2005, by and between ACC OP Acquisitions, LLC and Fairfield Pinehurst Park, Ltd.
31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

REPORTS ON FORM 8-K

The Company filed the following Current Reports on Form 8-K during the three months ended March 31, 2005:

        On March 1, 2005, we filed a Form 8-K with the Securities and Exchange Commission under Item 2.02 to announce the release of earnings for the quarter and year ended December 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

        Dated:  May 12, 2005



                                        AMERICAN CAMPUS COMMUNITIES, INC.


                                           BY:  /S/ WILLIAM C. BAYLESS, JR.
                                              ----------------------------------

                                              WILLIAM C. BAYLESS, JR.
                                              PRESIDENT AND CHIEF EXECUTIVE
                                              OFFICER


                                           BY:  /S/ BRIAN B. NICKEL
                                              ----------------------------------

                                              BRIAN B. NICKEL
                                              EXECUTIVE VICE PRESIDENT AND
                                              SECRETARY


                                           BY:  /S/ MARK J. HAGER
                                              ----------------------------------

                                              MARK J. HAGER
                                              EXECUTIVE VICE PRESIDENT,
                                              CHIEF FINANCIAL AND ACCOUNTING
                                              OFFICER AND TREASURER