Form 10-Q
period 2005-06-30
AMERICAN CAMPUS COMMUNITIES INC
filed 2005-08-15
CIK 1283630

--------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005.


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

                                 (512) 732-1000
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


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

There were 17,190,000 shares of American Campus Communities, Inc.'s common stock with a par value of $0.01 per share outstanding as of the close of business on August 5, 2005.


                            AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES AND
                                          AMERICAN CAMPUS PREDECESSOR

                                                   FORM 10-Q
                                      FOR THE QUARTER ENDED JUNE 30, 2005

                                               TABLE OF CONTENTS


                                                                                                       PAGE
                                                                                                        NO.
                                                                                                     --------
PART I.

   Item 1.  Consolidated and Combined Financial Statements

            Consolidated Balance Sheets as of June 30, 2005 (unaudited) and December 31, 2004.           1

            Consolidated and Combined Statements of Operations for the Company for the three and six months ended June 30, 2005 and for the Predecessor for the three and six months
              ended June 30, 2004 (all unaudited).                                                       2

            Consolidated and Combined Statements of Comprehensive Income for the Company for the
              six months ended June 30, 2005 and for the Predecessor for the six months ended June
              30, 2004 (all unaudited).                                                                  3

            Consolidated and Combined Statements of Cash Flows for the Company for the six months ended June 30, 2005 and for the Predecessor for the six months ended June 30, 2004
              (all unaudited).                                                                           4

            Notes to Consolidated and Combined Financial Statements                                      5

   Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations       18

   Item 3.  Quantitative and Qualitative Disclosure about Market Risk                                   37

   Item 4.  Controls and Procedures                                                                     37

PART II.

   Item 4.  Submission of Matters to a Vote of Security Holders                                         38

   Item 6.  Exhibits                                                                                    38

  SIGNATURES                                                                                            39


                                       AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES AND
                                                     AMERICAN CAMPUS PREDECESSOR

                                                   CONSOLIDATED BALANCE SHEETS
                                         (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                                JUNE 30, 2005             DECEMBER 31, 2004
                                                                           ------------------------    ------------------------
                                                                                 (UNAUDITED)
ASSETS

Investments in real estate:
  Owned off-campus properties, net                                               $      397,419              $      250,100
  Owned off-campus property - held for sale                                                   -                      22,350
  On-campus participating properties, net                                                77,317                      68,064
                                                                           ------------------------    ------------------------
Investments in real estate, net                                                         474,736                     340,514

Cash and cash equivalents                                                                 3,864                       4,050
Restricted cash and short-term investments                                               13,479                       9,816
Student contracts receivable, net                                                         1,059                       2,164
Other assets                                                                             14,118                      11,084
                                                                           ------------------------    ------------------------

TOTAL ASSETS                                                                     $      507,256              $      367,628
                                                                           ========================    ========================

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Secured debt                                                                   $      287,161              $      201,014
  Unsecured revolving credit facility                                                    50,225                           -
  Accounts payable and accrued expenses                                                   7,872                       5,443
  Other liabilities                                                                      25,938                      20,294
                                                                           ------------------------    ------------------------
Total liabilities                                                                       371,196                     226,751

Minority interests                                                                        2,580                       2,648

Commitments and contingencies (Note 11)

Stockholders' equity:
  Common stock, $.01 par value, 800,000,000 shares authorized, 12,615,000
       shares issued and outstanding                                                        126                         126
  Additional paid in capital                                                            133,559                     136,259
  Accumulated earnings and distributions                                                   (355)                      1,802
  Accumulated other comprehensive income                                                    150                          42
                                                                           ------------------------    ------------------------
Total stockholders' equity                                                              133,480                     138,229
                                                                           ------------------------    ------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $      507,256              $      367,628
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


                                       AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES AND
                                                     AMERICAN CAMPUS PREDECESSOR

                                         CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
                                           (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                                             (UNAUDITED)


                                                               COMPANY          PREDECESSOR           COMPANY          PREDECESSOR
                                                           ---------------    ---------------     ---------------    ---------------
                                                              THREE MONTHS ENDED JUNE 30,              SIX MONTHS ENDED JUNE 30,
                                                           ----------------------------------     ----------------------------------
                                                                2005               2004                2005                2004
                                                           ---------------    ---------------     ---------------    ---------------
REVENUES:
  Owned off-campus properties                               $   14,764         $     7,726         $    27,253        $     15,715
  On-campus participating properties                             3,133               3,202               8,626               8,495
  Third party development services                               1,294               2,047               1,903               3,718
  Third party development services - on-campus
    participating properties                                        38                 456                  74                 483
  Third party management services - affiliates                       -                  85                   -                 159
  Third party management services                                  562                 315               1,272                 613
  Resident services                                                216                   -                 420                   -
                                                           ---------------    ---------------     ---------------    ---------------
TOTAL REVENUES                                                  20,007              13,831              39,548              29,183

OPERATING EXPENSES:
  Owned off-campus properties                                    6,873               3,744              12,009               7,203
  On-campus participating properties                             1,986               2,041               3,861               3,841
  Third party development and management services                1,573               1,527               3,037               2,791
  General and administrative                                     1,925                 555               3,289               1,008
  Depreciation and amortization                                  4,450               2,272               7,874               4,531
  Ground/facility leases                                           240                 221                 452                 362
                                                           ---------------    ---------------     ---------------    ---------------
TOTAL OPERATING EXPENSES                                        17,047              10,360              30,522              19,736
                                                           ---------------    ---------------     ---------------    ---------------

OPERATING INCOME                                                 2,960               3,471               9,026               9,447

NONOPERATING INCOME AND (EXPENSES):
  Interest income                                                   44                  12                 102                  25
  Interest expense                                              (4,634)             (4,189)             (8,442)             (8,470)
  Amortization of deferred financing costs                        (276)               (144)               (522)               (288)
  Other nonoperating income                                          -                   -                 430                   -
                                                           ---------------    ---------------     ---------------    ---------------
TOTAL NONOPERATING EXPENSES                                     (4,866)             (4,321)             (8,432)             (8,733)
                                                           ---------------    ---------------     ---------------    ---------------

(Loss) income before income tax benefit, minority
   interests, and discontinued operations                       (1,906)               (850)                594                 714
Income tax benefit                                                 102                   -                   -                   -
Minority interests                                                  12                  23                 (75)                 44
                                                           ---------------    ---------------     ---------------    ---------------
(LOSS) INCOME FROM CONTINUING OPERATIONS                        (1,792)               (827)                519
                                                                                                                               758

Discontinued operations:
  Loss attributable to discontinued operations                       -                (135)                 (2)               (190)
  (Loss) gain from disposition of real estate                        -                 (39)              5,883                 (39)
                                                           ---------------    ---------------     ---------------    ---------------
Total discontinued operations                                        -                (174)              5,881                (229)
                                                           ---------------    ---------------     ---------------    ---------------
NET (LOSS) INCOME                                           $   (1,792)        $    (1,001)        $     6,400        $        529
                                                           ===============    ===============     ===============    ===============

(Loss) income per share - basic:
  (Loss) income from continuing operations per share        $    (0.14)                            $      0.04
                                                           ===============                        ===============
  Net (loss) income per share                               $    (0.14)                            $      0.51
                                                           ===============                        ===============
(Loss) income per share - diluted:
  (Loss) income from continuing operations per share        $    (0.14)                            $      0.05
                                                           ===============                        ===============
  Net (loss) income per share                               $    (0.14)                            $      0.51
                                                           ===============                        ===============

Weighted average common shares outstanding:
  Basic                                                      12,626,118                             12,624,142
                                                           ===============                        ===============
  Diluted                                                    12,747,118                             12,785,413
                                                           ===============                        ===============

Distributions declared per common share                     $    0.3375                            $     0.675
                                                           ===============                        ===============


                              See accompanying notes to consolidated and combined financial statements.


                 AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES AND
                             AMERICAN CAMPUS PREDECESSOR

              CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME
                                     (IN THOUSANDS)
                                       (UNAUDITED)


                                                       COMPANY           PREDECESSOR
                                                  ------------------  -----------------
                                                       SIX MONTHS ENDED JUNE 30,
                                                  -------------------------------------
                                                        2005                2004
                                                  ------------------  -----------------
Net income                                           $     6,400          $     529

Other comprehensive income:
    Change in fair value of interest rate swap               108                356
    Change in fair value of interest rate cap                  -                 16
                                                  ------------------  -----------------
NET COMPREHENSIVE INCOME                             $     6,508          $     901
                                                  ==================  =================


        See accompanying notes to consolidated and combined financial statements.


                           AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES AND
                                         AMERICAN CAMPUS PREDECESSOR

                             CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
                                               (IN THOUSANDS)
                                                 (UNAUDITED)


                                                                          COMPANY            PREDECESSOR
                                                                      ----------------    -----------------
                                                                            SIX MONTHS ENDED JUNE 30,
                                                                      -------------------------------------
                                                                            2005                 2004
                                                                      ----------------    -----------------
OPERATING ACTIVITIES
Net income                                                             $     6,400         $        529
Adjustments to reconcile net income to net cash provided by
  operating activities:
     (Gain) loss from disposition of real estate                            (5,883)                  39
     Minority interests share of income (loss)                                  75                  (44)
     Depreciation and amortization                                           7,874                4,706
     Amortization of deferred financing costs and debt premiums                208                  340
     Compensation expense recognized for awards of restricted stock            246                    -
     Changes in operating assets and liabilities:
              Restricted cash and short-term investments                    (3,084)              (1,188)
              Student contracts receivable, net                              1,105                  716
              Other assets                                                  (2,148)               2,613
              Accounts payable and accrued expenses                            948                  237
              Other liabilities                                                119                 (870)
                                                                      ----------------    -----------------
Net cash provided by operating activities                                    5,860                7,078

INVESTING ACTIVITIES
     Net proceeds from disposition of real estate                           28,023                    -
     Cash paid for property acquisitions                                   (72,763)                   -
     Investments in owned off-campus properties                            (25,321)             (42,225)
     Investments in on-campus participating properties                     (10,950)                (187)
     Purchase of furniture, fixtures and equipment                            (359)                (134)
                                                                      ----------------    -----------------
     Net cash used in investing activities                                 (81,370)             (42,546)
                                                                      ----------------    -----------------

FINANCING ACTIVITIES
     Proceeds from revolving credit facility and line of credit,
       net of paydowns                                                      38,425                1,796
     Proceeds from bridge/mortgage loan                                     38,800                    -
     Proceeds from construction loans                                        8,277               33,692
     Principal payments on debt                                             (1,061)              (1,109)
     Change in construction accounts payable                                 2,597                4,492
     Debt issuance costs                                                    (1,297)              (2,377)
     Offering costs                                                           (107)                   -
     Distributions to common and restricted stockholders                    (8,557)                   -
     Contributions from Predecessor owners                                       -                  800
     Distributions to Predecessor owners                                    (1,671)              (2,004)
     Distributions to minority partners                                        (82)                 (14)
                                                                      ----------------    -----------------
     Net cash provided by financing activities                              75,324               35,276
                                                                      ----------------    -----------------
Net change in cash and cash equivalents                                       (186)                (192)

Cash and cash equivalents at beginning of period                             4,050                5,227
                                                                      ----------------    -----------------
Cash and cash equivalents at end of period                             $     3,864         $      5,035
                                                                      ================    =================

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
  ACTIVITIES
     Change in fair value of derivative instruments, net               $       108         $        372
                                                                      ================    =================
     Loans assumed in connection with property acquisitions            $   (47,169)        $          -
                                                                      ================    =================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Interest paid                                                     $     8,664         $      8,536
                                                                      ================    =================


                  See accompanying notes to consolidated and combined financial statements.

             AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES AND
                           AMERICAN CAMPUS PREDECESSOR
             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS


1.   ORGANIZATION AND DESCRIPTION OF BUSINESS

American Campus Communities, Inc. (the "Company") commenced operations as a fully integrated real estate investment trust ("REIT") effective with the completion of its initial public offering (the "IPO") on August 17, 2004. Through the Company's controlling interest in American Campus Communities Operating Partnership, L.P. (the "Operating Partnership"), of which a wholly owned subsidiary of the Company is the sole general partner, and the subsidiaries of the Operating Partnership, including its Taxable REIT Subsidiary, American Campus Communities Services, Inc. (the "TRS"), the Company is one of the largest private owners, managers and developers of high quality student housing properties in the United States in terms of beds owned and under management. The Company is a fully integrated, self-managed and self-administered equity REIT with expertise in the acquisition, design, financing, development, construction management, leasing and management of student housing properties.

The Company was formed to succeed certain businesses of the American Campus Communities Predecessor (the "Predecessor"), which was not a legal entity but rather a combination of real estate entities under common ownership and voting control collectively doing business as American Campus Communities, L.L.C. and Affiliated Student Housing Properties. The Company's Predecessor entities were engaged in the student housing business since 1993. The Company was incorporated in Maryland on March 9, 2004. Additionally, the Operating Partnership was formed and the TRS was incorporated in Maryland on July 14, 2004 and August 17, 2004, respectively, each in anticipation of the IPO. The IPO was consummated on August 17, 2004, concurrent with the consummation of various formation transactions, and consisted of the sale of 12,100,000 shares of the Company's common stock at a price per share of $17.50, generating gross proceeds of approximately $211.8 million. The aggregate proceeds to the Company, net of the underwriters' discount and offering costs, were approximately $189.4 million. In connection with the exercise of the underwriters' over-allotment option on September 15, 2004, the Company issued an additional 515,000 shares of common stock at the IPO price per share, generating an additional $9.0 million of gross proceeds and $8.4 million in net proceeds after the underwriters' discount and offering costs. Also in connection with the IPO formation transactions, the Company used approximately $85.9 million of IPO proceeds to redeem the ownership interests of the Predecessor owners. During the three and six months ended June 30, 2005, the Company also distributed approximately $1.2 million and $1.7 million, respectively, to the Predecessor owners related to savings in the budgeted completion cost of three owned off-campus properties that completed construction in the third quarter 2004 and insurance proceeds related to a fire that occurred at an owned off-campus property in 2003. These payments were accounted for as equity distributions. The Company's operations commenced on August 17, 2004 after completion of the IPO and the formation transactions, and are carried on primarily through the Operating Partnership and its subsidiaries, including the TRS.

As of June 30, 2005, the Company's property portfolio contained 24 student housing properties with approximately 15,600 beds and 5,200 apartment units, consisting of 19 owned off-campus properties that are in close proximities to public colleges and universities and five on-campus participating properties operated under ground/facility leases with the related university systems. These communities contain modern housing units, offer resort-style amenities and are supported by a classic resident assistant system and other student-oriented programming.

Through the TRS, the Company provides construction management and development services for student housing properties owned by colleges and universities, charitable foundations, and others. As of June 30, 2005, the Company also provided third party property management and leasing services for 19 student housing properties (13 of which the Company served as the third party developer and construction manager) that represented approximately 11,300 beds in approximately 4,500 units. Third party management and leasing services are typically provided pursuant to multi-year management contracts that have initial terms that range from two to five years. As of June 30, 2005, the Company's total owned and managed portfolio included 43 properties that represented approximately 26,900 beds in approximately 9,700 units.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION AND COMBINATION

The accompanying consolidated financial statements include all of the accounts of the Company, the Operating Partnership and the subsidiaries of the Operating Partnership. Ownership interests contributed to the Operating Partnership by the Predecessor entities have been accounted for as a reorganization of entities under common control in a manner similar to a pooling-of-interests. Accordingly, the contributed assets and assumed liabilities were recorded at the Predecessor's historical

             AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES AND
                           AMERICAN CAMPUS PREDECESSOR
             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS


cost basis. This method of accounting also requires the reporting of results of operations for the period in which the reorganization occurred as though the entities had been combined at either the beginning of the period or inception. The reorganization did not require any material adjustments to conform to the accounting policies of the separate entities.

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

INVESTMENTS IN REAL ESTATE

Investments in real estate are recorded at historical cost. Major improvements that extend the life of an asset are capitalized and depreciated over the remaining useful life of the asset. The cost of ordinary repairs and maintenance are charged to expense when incurred. Depreciation and amortization are recorded on a straight-line basis over the estimated useful lives of the assets as follows:

        Buildings and improvements              7-40 years
        On-campus participating properties      25-34 years (shorter of useful life or respective lease term)
        Furniture, fixtures and equipment       3-7 years

The cost of buildings and improvements includes the purchase price of the property, including legal fees and acquisition costs. Project costs directly associated with the development and construction of an owned real estate project, which include interest, property taxes, and amortization of deferred finance costs, are capitalized as construction in progress. Upon completion of the project, costs are transferred into the applicable asset category and depreciation commences. Interest totaling approximately $0.5 million and $1.0 million was capitalized during the three months ended June 30, 2005 and 2004, respectively, and $0.8 million and $1.2 million was capitalized during the six months ended June 30, 2005 and 2004, respectively. Amortization of deferred financing costs totaling approximately $32,000 and $0.1 million was capitalized during the three months ended June 30, 2005, and 2004, respectively, and $0.1 million and $0.2 million was capitalized during the six months ended June 30, 2005 and 2004, respectively.

Management assesses whether there has been an impairment in the value of the Company's investments in real estate whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment is recognized when estimated expected future cash flows (undiscounted and before interest charges) are less than

             AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES AND
                           AMERICAN CAMPUS PREDECESSOR
             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS


the carrying value of the property. The estimation of expected future net cash flows is inherently uncertain and relies on assumptions regarding current and future economics and market conditions. If such conditions change, then an adjustment to the carrying value of the Company's long-lived assets could occur in the future period in which the conditions change. To the extent that a property is impaired, the excess of the carrying amount of the property over its estimated fair value is charged to earnings. The Company believes that there are no impairments of the carrying values of its investments in real estate as of June 30, 2005.

The Company allocates the purchase price of acquired properties to net tangible and identified intangible assets based on relative fair values in accordance with Statement of Financial Accounting Standard ("SFAS") No. 141, BUSINESS COMBINATIONS. Fair value estimates are based on information obtained from a number of sources, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property and other market data. Information obtained about each property as a result of due diligence, marketing and leasing activities is also considered. The value of in-place leases is based on the difference between (i) the property valued with existing in-place leases adjusted to market rental rates and (ii) the property valued "as-if" vacant. As lease terms are typically one year or less, rates on in-place leases generally approximate market rental rates. Factors considered in the valuation of in-place leases include an estimate of the carrying costs during the expected lease-up period considering current market conditions, nature of the tenancy, and costs to execute similar leases. Carrying costs include estimates of lost rentals at market rates during the expected lease-up period, as well as marketing and other operating expenses. The value of in-place leases is amortized over the remaining initial term of the respective leases, generally less than one year. The purchase price of property acquisitions is not expected to be allocated to tenant relationships, considering the terms of the leases and the expected levels of renewals. The Company's allocation of purchase price is contingent upon the final true-up of certain prorations.

DEBT PREMIUMS

Debt premiums represent the excess of the estimated fair value of debt over the principal value of debt assumed in connection with the Company's property acquisitions. The debt premiums are being amortized as an offset to interest expense over the term of the related loans using the effective-interest method. As of June 30, 2005 and December 31, 2004, net unamortized debt premiums were $4.8 million and $-0-, respectively, and are included in secured debt on the accompanying consolidated balance sheets.

STOCK-BASED COMPENSATION

The Company accounts for equity based awards in accordance with SFAS No. 123(R), SHARE-BASED PAYMENT. Although public companies are not required to adopt this statement until the first annual period beginning after June 15, 2005, the Company chose to adopt this statement in the first quarter of 2005. Accordingly, the Company has recognized compensation expense related to certain restricted stock awards (see Note 9) over the underlying vesting periods. The adoption of this statement did not have a material impact on the Company's consolidated or combined financial position or results of operations and did not require any cumulative adjustments to previously reported results.

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

             AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES AND
                           AMERICAN CAMPUS PREDECESSOR
             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS


OTHER NONOPERATING INCOME

Other nonoperating income of approximately $0.4 million for the six months ended June 30, 2005 represents a gain recognized related to insurance proceeds received for a fire that occurred at one of the Company's owned off-campus properties in 2003.

INCOME (LOSS) PER SHARE

Basic income (loss) per share is computed using net income (loss) and the weighted average number of shares of the Company's common stock outstanding during the period, including restricted stock units ("RSUs") issued to outside directors. Diluted income (loss) per share reflects weighted average common shares issuable from the assumed conversion of restricted stock awards ("RSAs") granted and profits interest units ("PIUs") in the Operating Partnership that are convertible into common shares. See Note 9 for a discussion of RSUs, PIUs, and RSAs.

The following is a summary of the elements used in calculating basic and diluted income (loss) per share:


                                                                       THREE MONTHS         SIX MONTHS
                                                                           ENDED               ENDED
                                                                       JUNE 30, 2005       JUNE 30, 2005
                                                                    -------------------  ------------------
Basic net (loss) income per share calculation:
  (Loss) income from continuing operations                           $        (1,792)     $         519
  Discontinued operations                                                          -              5,881
                                                                    -------------------  ------------------
  Net (loss) income                                                  $        (1,792)     $       6,400
                                                                    ===================  ==================

  (Loss) income from continuing operations - per share               $         (0.14)     $        0.04
                                                                    ===================  ==================
  Income from discontinued operations - per share                    $             -      $        0.47
                                                                    ===================  ==================
                                                                     $         (0.14)     $        0.51
                                                                    ===================  ==================

  Basic weighted average common shares outstanding                        12,626,118         12,624,142
                                                                    ===================  ==================

Diluted net (loss) income per share calculation:
  (Loss) income from continuing operations                           $        (1,792)     $         519
  (Loss) income allocated to PIU holders                                         (12)                75
                                                                    -------------------  ------------------
  (Loss) income from continuing operations, as adjusted                       (1,804)               594
  Discontinued operations                                                          -              5,881
                                                                    -------------------  ------------------
  Net (loss) income, as adjusted                                     $        (1,804)     $       6,475
                                                                    ===================  ==================

  (Loss) income from continuing operations - per share               $         (0.14)     $        0.05
                                                                    ===================  ==================
  (Loss) income from discontinued operations - per share             $             -      $        0.46
                                                                    ===================  ==================
  Net (loss) income - per share                                      $         (0.14)     $        0.51
                                                                    ===================  ==================

  Basic weighted average common shares outstanding                        12,626,118         12,624,142
  PIUs                                                                       121,000            121,000
  Restricted stock awards (1)                                                      -             40,271
                                                                    -------------------  ------------------
  Diluted weighted average common shares outstanding                      12,747,118         12,785,413
                                                                    ===================  ==================

(1) Weighted average restricted stock awards are excluded from diluted weighted average common shares outstanding for the three months ended June 30, 2005 because they would be anti-dilutive due to the Company's loss position in that period.

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

The acquired properties' results of operations have been included in the accompanying consolidated statements of operations since their respective acquisition closing dates. The following pro forma information for the three and six months ended June 30, 2005 and 2004 presents consolidated and combined information for the Company and the Predecessor, respectively, as if the property acquisitions and IPO discussed above had occurred at the beginning of the earliest period presented. The pro forma information is provided for informational purposes only and is not indicative of results that would have occurred or which may occur in the future:

                                                        THREE MONTHS ENDED JUNE 30,           SIX MONTHS ENDED JUNE 30,
                                                     ----------------------------------    ---------------------------------
                                                          2005               2004               2005               2004
                                                     --------------     ---------------    ---------------    --------------
Total revenues                                        $   20,007         $    17,525        $    42,332        $   36,564
Net (loss) income                                     $   (1,153)        $    (1,448)       $     7,374        $      145
Net (loss) income per share - basic and diluted       $    (0.09)        $     (0.11)       $      0.58        $     0.01

4.   PROPERTY DISPOSITION AND DISCONTINUED OPERATIONS

In November 2004, California State University - San Bernardino exercised its option to purchase from the Company the University Village at San Bernardino off-campus student housing property for an aggregate purchase price of approximately $28.3 million. In accordance with the provision of SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS, this property is reflected as Owned Off-Campus Property - Held for Sale as of December 31, 2004. This transaction was consummated in January 2005, resulting in net proceeds of approximately $28.1 million. The resulting gain on disposition of approximately $5.9 million is included in discontinued operations in the accompanying consolidated statement of operations for the six months ended June 30, 2005.

Discontinued operations for the three and six months ended June 30, 2004 includes The Village at Riverside and certain other non-core assets that were distributed to an affiliate of the Company's Predecessor owners in connection with the IPO, and the Company's leasehold interest in Coyote Village, which was transferred to Weatherford College in April 2004, as contemplated in the structuring of the related ground lease agreement.

             AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES AND
                           AMERICAN CAMPUS PREDECESSOR
             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS


The related net loss for the afore-mentioned properties is reflected in the accompanying consolidated and combined statements of operations as discontinued operations for the periods presented in accordance with SFAS No. 144. Below is a summary of the results of operations for the properties sold or distributed through their respective sale or distribution dates:

                                                    THREE MONTHS ENDED JUNE 30,             SIX MONTHS ENDED JUNE 30,
                                                 ----------------------------------    ----------------------------------
                                                       2005              2004               2005                2004
                                                 ---------------    ---------------    --------------     ---------------
           Total revenues                         $        -         $      500         $      29          $    1,320
           Total operating expenses                        -               (391)              (31)               (954)
                                                 ---------------    ---------------    --------------     ---------------
              Operating income (loss)                      -                109                (2)                366
           Total nonoperating expenses                     -               (244)                -                (556)
                                                 ---------------    ---------------    --------------     ---------------
              Net loss                            $        -         $     (135)        $      (2)         $     (190)
                                                 ===============    ===============    ==============     ===============

As of June 30, 2005 and December 31, 2004, assets and liabilities attributable to the properties held for sale consisted of the following:

                                                             JUNE 30, 2005          DECEMBER 31, 2004
                                                         ----------------------  -----------------------
   Cash and cash equivalents                                 $           -          $             176
                                                         ======================  =======================
   Other assets                                              $           -          $             119
                                                         ======================  =======================
   Land, buildings and improvements, and furniture,
        fixtures, and equipment, net of accumulated
        depreciation                                         $           -          $          22,350
                                                         ======================  =======================
   Accounts payable and accrued expenses                     $           -          $             126
                                                         ======================  =======================
   Other liabilities                                         $           -          $             311
                                                         ======================  =======================

5.   INVESTMENTS IN OWNED OFF-CAMPUS PROPERTIES

Owned off-campus properties consist of the following:

                                                             JUNE 30, 2005          DECEMBER 31, 2004
                                                         ----------------------  -----------------------
   Owned off-campus properties:
      Land                                                   $      51,955           $         33,778
      Buildings and improvements                                   328,698                    219,841
      Furniture, fixtures and equipment                             14,458                     10,104
      Construction in progress                                      30,055                      9,087
                                                         ----------------------  -----------------------
                                                                   425,166                    272,810
      Less accumulated depreciation                                (27,747)                   (22,710)
                                                         ----------------------  -----------------------
   Owned off-campus properties, net                          $     397,419           $        250,100
                                                         ======================  =======================

6.  ON-CAMPUS PARTICIPATING PROPERTIES

The Company is a party to ground/facility lease agreements ("Leases") with certain state university systems and colleges (each, a "Lessor") for the purpose of developing, constructing, and operating student housing facilities on university campuses. Under the terms of the Leases, title to the constructed facilities is held by the applicable Lessor and such Lessor receives a de minimus base rent paid at inception and 50% of defined net cash flows on an annual basis through the term of the lease. The Leases terminate upon the earlier to occur of the final repayment of the related debt, the amortization period of which is contractually stipulated, or the end of the lease term.

Pursuant to the Leases, in the event the leasehold estates do not achieve Financial Break Even (defined as revenues less operating expenses, excluding management fees, less debt service), the applicable Lessor would be required to make a rental payment, also known as the Contingent Payment, sufficient to achieve Financial Break Even until the facilities receive investment grade ratings. Future net cash flow distributions would be first applied to repay such Contingent Payments. Beginning in November 1999 and December 2002, as a result of the facilities achieving investment grade ratings, the Texas A&M University System is no longer required to make Contingent Payments under either the Prairie View A&M University Village or University College Leases. The Contingent Payment obligation continues to be in effect for the University of Houston and Texas A&M International University facilities.

             AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES AND
                           AMERICAN CAMPUS PREDECESSOR
             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS


In the event the Company seeks to sell its leasehold interest, the Leases provide the applicable Lessor the right of first refusal of a bona fide purchase offer and an option to purchase the lessee's rights under the applicable Lease.

In conjunction with the execution of each Lease, the Company has entered into separate five-year agreements to manage the related facilities for 5% of defined gross receipts. The five-year terms of the management agreements are not contingent upon the continuation of the Leases. Upon expiration of the initial five year terms, the agreements continue on a month-to-month basis.

On-campus participating properties are as follows:

                                                                                                  HISTORICAL COST
                                                                                      -----------------------------------------
                                                      LEASE           REQUIRED DEBT
              LESSOR/UNIVERSITY                    COMMENCEMENT       REPAYMENT (1)      JUNE 30, 2005       DECEMBER 31, 2004
-----------------------------------------------  ----------------   ----------------- -------------------   -------------------
    Texas A&M University System/Prairie View           2/1/96             9/1/23         $      37,886       $          37,840
       A&M University (2)
    Texas A&M University System/Texas A&M
       International                                   2/1/96             9/1/23                 5,910                   5,909
    Texas A&M University System/Prairie View
       A&M University (3)                             10/1/99       8/31/25 / 8/31/28           23,710                  23,663
    University of Houston System/University of
       Houston - Phase I                              9/27/00             8/31/35               18,145                  18,123
    University of Houston System/University of
       Houston - Phase II (4)                         9/27/00             8/31/35               11,732                     835
                                                                                      -------------------   -------------------
                                                                                                97,383                  86,370
       Less accumulated amortization                                                           (20,066)                (18,306)
                                                                                      -------------------   -------------------
    On-campus participating properties, net                                              $      77,317       $          68,064
                                                                                      ===================   ===================

(1) Represents the lease termination date. The Leases terminate upon the earlier to occur of the final repayment of the related debt or the end of the contractual lease term.
(2)  Consists of three phases placed in service between 1996 and 1998
(3)  Consists of two phases placed in service between 2000 and 2003.
(4) Phase II is covered under the original Cullen Oaks ground lease. This facility is under development and is scheduled to be placed in service in August 2005.

7.   JOINT VENTURE AND MINORITY INTERESTS

In August 2004, the Operating Partnership formed a limited liability company, 1772 Sweet Home Road, L.L.C. ("Sweet Home LLC"), with a local landowner to develop and own an off-campus student housing property located in Buffalo, New York. The community will consist of nine residential buildings containing 269 units and 828 beds and is scheduled to be completed in the Fall of 2005. Upon the formation of Sweet Home LLC, an affiliate of the Operating Partnership (the "Managing Member") caused Sweet Home LLC to admit the local landowner (which was a partner in the selling partnership) as a non-managing member of Sweet Home LLC as partial consideration for the land. In addition, the Managing Member will fund all remaining development and construction costs of the project. A subsidiary of the TRS will serve as developer and construction manager of the project. Each member receives a return on its investment and participates in additional returns, as defined in Sweet Home LLC's agreement. This entity is consolidated and the non-managing member's interest in Sweet Home LLC is reflected as a minority interest in the accompanying financial statements.

In connection with the IPO, a wholly-owned subsidiary of the Company acquired Titan Investments II, which held a minority ownership in three development properties and one operating property, in exchange for approximately $5.7 million in cash. One of these properties was sold in January 2005 (see Note 4). The three remaining properties are now wholly owned by the Operating Partnership. This transaction was accounted for using the purchase method and the purchase price was allocated to the assets and liabilities acquired based on their respective estimated fair values.

             AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES AND
                           AMERICAN CAMPUS PREDECESSOR
             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS


Minority interests also include PIUs received by certain executive and senior officers on the IPO date (see Note 9). A PIU and a share of the Company's common stock have essentially the same economic characteristics, as they effectively participate equally in the net income and distributions of the Operating Partnership. The PIU holders' minority interest in the Operating Partnership is reported at an amount equal to the PIU holders' ownership percentage of the net equity of the Operating Partnership at the end of each reporting period (1.0% at June 30, 2005.)

8.   DEBT

A summary of the Company's outstanding consolidated indebtedness, including unamortized debt premiums, is as follows:

                                                                   JUNE 30, 2005         DECEMBER 31, 2004
                                                                --------------------   ---------------------
        Debt secured by owned off-campus properties:
          Mortgage loans                                            $    197,012            $    111,974
        Debt secured by on-campus participating properties:
          Mortgage loan payable                                           16,916                  17,045
          Construction loan payable                                        8,818                     540
          Bonds payable                                                   59,655                  59,655
                                                                --------------------   ---------------------
                                                                         282,401                 189,214
        Revolving credit facility                                         50,225                  11,800
        Unamortized debt premiums                                          4,760                       -
                                                                --------------------   ---------------------
        Total debt                                                  $    337,386            $    201,014
                                                                ====================   =====================

LOANS ASSUMED OR ENTERED INTO IN CONJUNCTION WITH PROPERTY ACQUISITIONS

In connection with the March 2005 acquisition of Exchange at Gainesville (to be renamed), an off-campus student housing property, the Company entered into a bridge loan in the amount of $37.4 million. The bridge loan bore interest at a fixed rate of 5.1% through the initial maturity date of September 2005. In May 2005, the Company amended the bridge loan. The amended loan is a mortgage facility with a total principal amount of $38.8 million, bearing interest at a fixed rate of 5.2% and maturing in June 2015. In connection with this amendment, the Company received approximately $1.3 million of additional proceeds, after the payment of related financing costs.

In connection with the March 2005 acquisition of City Parc at Fry Street, an off-campus student housing property, the Company assumed approximately $11.8 million of fixed-rate mortgage debt. The debt bears interest at 5.96% and matures in 2014. Upon assumption of this debt, the Company recorded a debt premium of approximately $0.6 million to reflect the estimated fair value of the debt assumed.

In connection with the February 2005 acquisition of the Proctor Portfolio, the Company assumed approximately $35.4 million of fixed-rate mortgage debt. At the time of assumption, the debt had a weighted average interest rate of 7.4% and an average term to maturity of 6 years. Upon assumption of this debt, the Company recorded debt premiums of approximately $4.5 million to reflect the estimated fair value of the debt assumed.

The above mortgage loans are secured by the related properties.

REVOLVING CREDIT FACILITY

On June 17, 2005, the Company amended its $75 million revolving credit facility to increase the size of the facility to $100 million. The amended facility may be expanded by up to an additional $100 million upon the satisfaction of certain conditions. In addition, the facility was converted from a secured facility to an unsecured facility. The maturity date of the facility remains at August 2007 and the Company continues to guarantee the Operating Partnership's obligations under the facility.

Availability under the revolving credit facility is limited to an "aggregate borrowing base amount" equal to the lesser of (i) 65% of the value of certain properties, calculated as set forth in the credit facility, and (ii) the adjusted net operating income from these properties divided by a formula amount. The facility bears interest at a variable rate, at the Company's option, based upon a base rate or one-, two-, three-, or six-month LIBOR plus, in each case, a spread based upon the Company's total

             AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES AND
                           AMERICAN CAMPUS PREDECESSOR
             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS


leverage. Additionally, the Company is required to pay an unused commitment fee ranging from 0.15% to 0.20% per annum, depending on the aggregate unused balance. As of June 30, 2005, the balance outstanding on the revolving credit facility totaled $50.2 million, bearing interest at a weighted average rate of 5.1%, with remaining availability (subject to certain financial covenants) totaling approximately $31.8 million.

The terms of the facility include certain restrictions and covenants, which limit, among other items, the incurrence of additional indebtedness, liens, and the disposition of assets. The facility contains customary affirmative and negative covenants and also contains financial covenants that, among other things, require the Company to maintain certain minimum ratios of "EBITDA" (earnings before interest, taxes, depreciation and amortization) for interest expense and fixed charges. Before June 30, 2006, the Company may not pay distributions that exceed 100% of funds from operations for any four consecutive quarters. After June 30, 2006, the Company may not pay distributions that exceed 95% of funds from operations for any four consecutive quarters. The financial covenants also include consolidated net worth and leverage ratio tests. As of June 30, 2005, the Company was in compliance with all such covenants.

9.   INCENTIVE AWARD PLAN

The Company has adopted the 2004 Incentive Award Plan (the "Plan"). The Plan provides for the grant to selected employees and directors of the Company and the Company's affiliates of stock options, profits interest units ("PIUs") in the Operating Partnership, restricted stock, and other stock-based incentive awards. The Company has reserved a total of 1,210,000 shares of the Company's common stock for issuance pursuant to the Plan, subject to certain adjustments for changes in the Company's capital structure, as defined in the Plan. As of June 30, 2005 and December 31, 2004, the Company has issued or granted the following stock-based incentive awards under the Plan:

                                                         JUNE 30, 2005          DECEMBER 31, 2004
                                                      -------------------     ----------------------
      PIUs                                                       121,000                    121,000
      Restricted Stock Units ("RSUs")  (1)                        14,375                      7,145
      Restricted Stock Awards ("RSAs")  (2)                       53,598                          -
      Outperformance bonus plan                                  367,682                    367,682
                                                      -------------------     ----------------------
      Total shares issued under the Plan                         556,655                    495,827
                                                      ===================     ======================

     (1) In May 2005, each outside member of the Board of Directors was granted RSUs valued at $25,000. All awards vested immediately on the date of grant; accordingly, a compensation charge of $0.2 million was recorded during the three months ended June 30, 2005 related to these awards.

     (2) On February 16, 2005, the Company granted RSAs to its executive officers and certain employees that vest in equal annual installments over five years (for executive officers) or three years (for all other employees). Unvested awards are forfeited upon the termination of an individual's employment with the Company. In accordance with SFAS No. 123(R), the Company recognizes the value of these awards as an expense over the vesting periods, which amounted to approximately $0.1 million during both the three and six months ended June 30, 2005, respectively. Recipients of RSAs receive dividends, as declared by the Company's Board of Directors, on unvested shares, provided that the recipients continue to be employees of the Company.

10.  INTEREST RATE HEDGES

In connection with the December 2003 extension of a construction note payable, the Predecessor entered into an interest rate swap on November 19, 2003 (effective December 15, 2003 through November 15, 2008) that was designated to hedge its exposure to fluctuations on interest payments attributed to changes in interest rates associated with payments on its advancing construction note payable. Under the terms of the interest rate swap agreement, the Company pays a fixed rate of 5.5% and receives a floating rate of LIBOR plus 1.9%. The interest rate swap had an estimated fair value of approximately $0.1 million and $40,000 at June 30, 2005 and December 31, 2004, respectively, and is reflected in other assets in the accompanying consolidated balance sheets.

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

At June 30, 2005, all projects were anticipated to complete on schedule and within budget. The Company has estimated the fair value of guarantees entered into or modified after December 31, 2002, the effective date of FASB Interpretation No. 45, GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS, to be immaterial.

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

SEPARATION AGREEMENT: Pursuant to a separation agreement with a former executive officer, the Company is required to make periodic payments totaling approximately $0.4 million through June 2006. This amount was charged to expense during the three months ended June 30, 2005, and is included in general and administrative expenses in the accompanying consolidated statements of operations. The remaining amount owed under this agreement is included in other liabilities in the accompanying consolidated balance sheet as of June 30, 2005.

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


                                       AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES AND
                                                     AMERICAN CAMPUS PREDECESSOR
                                       NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS


                                                                THREE MONTHS ENDED JUNE 30,            SIX MONTHS ENDED JUNE 30,
                                                             -----------------------------------    --------------------------------
                                                                  2005                2004               2005              2004
                                                             ---------------     ---------------    --------------    --------------
OWNED OFF-CAMPUS PROPERTIES
Rental revenues                                               $    14,980         $     7,726        $   27,673        $   15,715
Interest income                                                        17                   8                50                 9
                                                             ---------------     ---------------    --------------    --------------
Total revenues from external customers                             14,997               7,734            27,723            15,724
Operating expenses before depreciation and amortization             6,747               3,890            11,812             7,429
Interest expense                                                    3,263               2,800             5,719             5,710
Insurance gain                                                          -                   -               430                 -
                                                             ---------------     ---------------    --------------    --------------
Operating income before depreciation and amortization,
   minority interests and allocation of corporate overhead    $     4,987         $     1,044        $   10,622        $    2,585
                                                             ===============     ===============    ==============    ==============
Depreciation and amortization                                 $     3,472         $     1,450        $    5,927        $    2,874
                                                             ===============     ===============    ==============    ==============
Capital expenditures                                          $    14,349         $    23,191        $   25,321        $   42,225
                                                             ===============     ===============    ==============    ==============
Total segment assets at June 30,                              $   410,229         $   276,474        $  410,229        $  276,474
                                                             ===============     ===============    ==============    ==============

ON-CAMPUS PARTICIPATING PROPERTIES
Rental revenues                                               $     3,133         $     3,202        $    8,626        $    8,495
Interest income                                                        27                   4                52                16
                                                             ---------------     ---------------    --------------    --------------
Total revenues from external customers                              3,160               3,206             8,678             8,511
Operating expenses before depreciation, amortization, and
   ground/facility leases                                           1,835               1,872             3,504             3,503
Ground/facility leases                                                240                 221               452               362
Interest expense                                                    1,353               1,370             2,700             2,741
                                                             ---------------     ---------------    --------------    --------------
Operating (loss) income before depreciation and
   amortization, minority interests and allocation of
   corporate overhead                                         $      (268)        $      (257)       $    2,022        $    1,905
                                                             ===============     ===============    ==============    ==============
Depreciation and amortization                                 $       882         $       856        $    1,762        $    1,710
                                                             ===============     ===============    ==============    ==============
Capital expenditures                                          $     7,895         $        64        $   10,950        $      188
                                                             ===============     ===============    ==============    ==============
Total segment assets at June 30,                              $    89,053         $    80,231        $   89,053        $   80,231
                                                             ===============     ===============    ==============    ==============

DEVELOPMENT SERVICES
Development and construction management fees from
   external customers                                         $     1,332         $     2,503        $    1,977        $    4,201
Intersegment revenues                                                  66                   -               158                 -
                                                             ---------------     ---------------    --------------    --------------
Total revenues                                                      1,398               2,503             2,135             4,201
Operating expenses                                                    960               1,110             1,872             1,874
                                                             ---------------     ---------------    --------------    --------------
Operating income before depreciation and amortization,
   minority interests and allocation of corporate overhead    $       438         $     1,393        $      263        $    2,327
                                                             ===============     ===============    ==============    ==============
Total segment assets at June 30,                              $     1,554         $     2,326        $    1,554        $    2,326
                                                             ===============     ===============    ==============    ==============

PROPERTY MANAGEMENT SERVICES
Property management fees from external customers              $       562         $       400        $    1,272        $      772
Intersegment revenues                                                 595                 418             1,252               915
                                                             ---------------     ---------------    --------------    --------------
Total revenues                                                      1,157                 818             2,524             1,687
Operating expenses                                                    448                 357               866               730
                                                             ---------------     ---------------    --------------    --------------
Operating income before depreciation and amortization,
   minority interests and allocation of corporate overhead    $       709         $       461        $    1,658        $      957
                                                             ===============     ===============    ==============    ==============
Total segment assets at June 30,                              $     1,563         $       452        $    1,563        $      452
                                                             ===============     ===============    ==============    ==============

RECONCILIATIONS
Total segment revenues                                        $    20,712         $    14,261        $   41,060        $   30,123
Elimination of intersegment revenues                                 (661)               (418)           (1,410)             (915)
                                                             ---------------     ---------------    --------------    --------------
Total consolidated revenues                                   $    20,051         $    13,843        $   39,650        $   29,208
                                                             ===============     ===============    ==============    ==============
Segment operating income before depreciation, amortization,
   minority interests and allocation of corporate overhead    $     5,866         $     2,641        $   14,565        $    7,774
Depreciation and amortization, including amortization of
deferred financing costs                                            4,726               2,416             8,396             4,819
Net unallocated expenses relating to corporate overhead             3,046               1,075             5,575             2,241
Income tax benefit (provision)                                        102                   -                 -                 -
Minority interests                                                     12                  23               (75)               44
                                                             ---------------     ---------------    --------------    --------------
Income (loss) from continuing operations                      $    (1,792)        $      (827)       $      519        $      758
                                                             ===============     ===============    ==============    ==============
Total segment assets                                          $   502,399         $   359,483        $  502,399        $  359,483
Unallocated corporate assets                                        4,857                 985             4,857               985
                                                             ---------------     ---------------    --------------    --------------
Total assets                                                  $   507,256         $   360,468        $  507,256        $  360,468
                                                             ===============     ===============    ==============    ==============

             AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES AND
                           AMERICAN CAMPUS PREDECESSOR
             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS


13.  SUBSEQUENT EVENTS

SECONDARY EQUITY OFFERING: On July 5, 2005, the Company consummated a secondary equity offering, consisting of the sale of 4,575,000 shares of the Company's common stock at a price per share of $22.50, including 575,000 shares issued as a result of the underwriters' exercise of their over-allotment option in full at the closing. The offering generated gross proceeds of $102.9 million. The aggregate proceeds to the Company, net of the underwriters' discount and offering costs, are anticipated to be approximately $96.0 million. Approximately $50.2 million of these proceeds was used to repay the Company's balance under its revolving credit facility in July 2005.

DISTRIBUTION: On August 4, 2005, the Company declared a distribution per share of $0.3375 which will be paid on August 29, 2005 to all common stockholders of record as of August 16, 2005. At the same time, the Company will pay an equivalent amount per unit to holders of PIUs (see Note 9).

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

Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following: general risks affecting the real estate industry (including, without limitation, the inability to enter into or renew leases, dependence on tenants' financial condition, and competition from other developers, owners and operators of real estate); risks associated with changes in University admission or housing policies; risks associated with the availability and terms of financing and the use of debt to fund acquisitions and developments; failure to manage effectively our growth and expansion into new markets or to integrate acquisitions successfully; risks and uncertainties affecting property development and construction (including, without limitation, construction delays, cost overruns, inability to obtain necessary permits and public opposition to such activities); risks associated with downturns in the national and local economies, increases in interest rates, and volatility in the securities markets; costs of compliance with the Americans with Disabilities Act and other similar laws; potential liability for uninsured losses and environmental contamination; risks associated with our potential failure to qualify as a REIT under the Internal Revenue Code of 1986 (the "Code"), as amended, and possible adverse changes in tax and environmental laws; and risks associated with our dependence on key personnel whose continued service is not guaranteed.

The risks included here are not exhaustive, and additional factors could adversely affect our business and financial performance, including factors and risks included in other sections of this report. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

OUR COMPANY AND OUR BUSINESS

American Campus Communities, Inc. ("us," "we," "our," or "the Company") is one of the largest owners, managers and developers of high quality student housing properties in the United States in terms of beds owned and under management. We are a fully integrated, self-managed and self-administered equity REIT with expertise in the acquisition, design, financing, development, construction management, leasing and management of student housing properties. As of June 30, 2005, our property portfolio contained 24 high-quality student housing properties with approximately 5,200 apartment units and 15,600 beds, consisting of 19 off-campus student housing properties within close proximity to 22 colleges and universities in nine states, and five on-campus participating properties owned through ground/facility leases with the respective university systems. These communities contain modern housing units, offer resort-style amenities and are supported by a classic resident assistant system and other student-oriented programming.

We also provide third party management and leasing services for 19 student housing properties that represent approximately 11,300 beds in approximately 4,500 units. We provided development and construction management services for 13 of these properties. Our third party management and leasing services are typically provided pursuant to multi-year management contracts that have an initial term that ranges from two to five years. As of June 30, 2005, our total owned and managed portfolio included 43 properties that represented approximately 26,900 beds in approximately 9,700 units.

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

THIRD PARTY DEVELOPMENT SERVICES

We also provide third party development and construction management services for student housing properties owned by universities, 501(c)3 foundations and others. We have developed student housing properties for these clients and, a majority of the time, have been retained to manage these properties following their opening. As of June 30, 2005, development fees of approximately $4.1 million remained to be earned by us with respect to contracted third party development projects. The following table provides certain information with respect to third party properties under construction as of June 30, 2005:


                                                        CONTRACTED PROJECTS

                                                                                                 BALANCE TO BE
                                                             TOTAL           FEES PREVIOUSLY      EARNED AND
                                                         CONTRACTUAL FEE        EARNED AND       RECOGNIZED IN        SCHEDULED
PROJECT                                LOCATION              AMOUNT             RECOGNIZED        2005 AND 2006       COMPLETION
-------------------------------   -------------------   -----------------   -----------------   -----------------   -------------
Saint Leo University Phase II       Saint Leo, FL        $           375     $           325     $            50      Aug 2005
Vista del Campo Phase II              Irvine, CA                   3,501                 874               2,627      Aug 2006
West Virginia University -
   Evansdale  (1)                   Morgantown, WV                   425                 414                  11      Aug 2005
Fenn Tower Renovation               Cleveland, OH                  1,509                 200               1,309      Aug 2006
Lamar University Dining Hall         Beaumont, TX                    110                  55                  55      Nov 2005
                                                        -----------------   -----------------   -----------------
Total                                                    $         5,920     $         1,868     $         4,052
                                                        =================   =================   =================

(1) Represents portion of West Virginia University - Evansdale project consisting of pre-development and design services. Contractual fee amount is shown net of approximately $0.7 million of costs anticipated to be incurred to complete the project.

In addition to our contracted projects listed above, we have also been selected to provide development and construction management services for the following projects:

                                                 AWARDED PROJECTS

PROJECT                                                LOCATION             ANTICIPATED COMMENCEMENT        ESTIMATED FEES
---------------------------------------------     --------------------    -----------------------------    -----------------
West Virginia University - Evansdale  (1)           Morgantown, WV             Third Quarter 2005           $           300
The Inn at Auraria                                    Denver, CO               Third Quarter 2005                       300
Blinn College                                         Brenham, TX             Fourth Quarter 2005                       650
University of New Orleans                           New Orleans, LA           Fourth Quarter 2005                     1,651
University of Hawaii  - Manoa (2)                    Honolulu, HI         Second or Third Quarter 2006                2,285
West Virginia University - Potomac State (3)          Keyser, WV               Third Quarter 2005                       700
West Virginia University - Downtown  (3)            Morgantown, WV             Third Quarter 2005                       550
Arizona State University  (4) (5)                      Tempe, AZ               Third Quarter 2006
Hope International University  (5)                   Fullerton, CA                Undetermined

(1) Represents portion of West Virginia University - Evansdale project consisting of construction administration services. Estimated fees are shown net of approximately $0.1 million of costs anticipated to be incurred to complete the project.
(2)  We were awarded this project subsequent to June 30, 2005.
(3) Projects consist of pre-development, design, and construction administration services. Estimated fees are shown net of approximately $0.6 million of costs anticipated to be incurred to complete the projects.
(4)  We have received a "Notice of Intent to Award" from the University.
(5)  Fees are currently under negotiation.

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

ACQUISITIONS

In February and March 2005, we acquired seven properties totaling 978 units and 3,118 beds located near the campuses of the University of Florida, Florida State University, Florida A&M University, and the University of North Texas, for a total contract purchase price of approximately $120.2 million. In connection with these acquisitions, we assumed or entered into approximately $84.6 million of bridge and mortgage loan indebtedness.

DISPOSITION

In November 2004, California State University - San Bernardino exercised its option to purchase the University Village at San Bernardino off-campus student housing property for an aggregate purchase price of approximately $28.3 million. This transaction was consummated in January 2005, resulting in net proceeds of approximately $28.1 million. The resulting gain on disposition of approximately $5.9 million is included in discontinued operations in the accompanying consolidated statement of operations for the six months ended June 30, 2005.

OWNED DEVELOPMENT ACTIVITIES

OVERVIEW: As of June 30, 2005, we were in the process of constructing one owned off-campus property and are in pre-development on two additional off-campus owned properties. We were also in the process of constructing one owned on-campus participating property. We anticipate that the total development cost relating to these activities will be approximately $152.0 million. As of June 30, 2005, we have incurred pre-development and development costs of approximately $47.9 million in connection with these properties, with the remaining development costs estimated at $104.1 million. The activities are described below:

UNIVERSITY VILLAGE AT SWEET HOME: In August 2004, we acquired a land parcel near the State University of New York - Buffalo and commenced development of an owned off-campus property containing 828 beds in 269 units. Total development cost is estimated to be $36.1 million. This property is currently in the final stages of construction and is pre-leased to 100% occupancy for its upcoming opening in August 2005. As of June 30, 2005, the project was approximately 94% complete, and we anticipate incurring remaining development costs of approximately $5.7 million.

VILLAGE AT NEWARK: As of June 30, 2005, we were in the later stages of design and pre-development on an 812-bed project located in Newark, New Jersey near the campuses of the New Jersey Institute of Technology, Rutgers University and Essex County Community College. As of June 30, 2005, we anticipate that development costs will total approximately $62.3 million, subject to completion of our pre-development activities. We have incurred approximately $1.1 million of pre-development costs related to this project as of June 30, 2005. Subsequent to June 30, 2005, we entered into a ground lease agreement for the 2.0 acre development site and executed a joint venture agreement with Titan Investments, a partner with whom we have previously developed four off-campus student housing properties. Construction is scheduled to commence this fall, and the full community is scheduled to open for occupancy in August of 2007 with the potential for partial occupancy in August of 2006 or January of 2007, dependent upon construction progress.

CALLAWAY VILLAS: As of June 30, 2005, we were also in the later stages of design and pre-development on a project located in close proximity to Texas A&M University in College Station, Texas, and we estimate the total development costs of this property to be approximately $36.6 million. As of June 30, 2005, we have incurred approximately $4.3 million of land and pre-development costs related to this project. This project commenced construction in July 2005. This project has a scheduled completion date of August 2006, with the property anticipated to open concurrently with the beginning of the 2006/2007 academic year.

CULLEN OAKS PHASE II: As of June 30, 2005, our Cullen Oaks Phase II on-campus participating property, located on the campus of the University of Houston was under construction with total development costs estimated to be $17.0 million. The project is scheduled to be completed in August 2005 in connection with the 2005/2006 academic year. As of June 30, 2005, the project was approximately 76% complete, and we anticipate incurring remaining development costs of approximately $4.9 million.

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

In connection with the IPO we completed the following formation transactions:

     |X| Redeemed 100% of the ownership interests of the Predecessor owner in RAP Student Housing Properties L.L.C. ("RAP SHP") for approximately $80.2 million.
     |X| Acquired the minority ownership interest of Titan Investments II in certain owned off-campus properties in exchange for approximately $5.7 million.
     |X| Repaid certain construction and permanent indebtedness totaling approximately $105.5 million.
     |X| Distributed The Village at Riverside and certain other non-core assets to our Predecessor owner (by RAP SHP).

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

PROPERTY PORTFOLIO

As of June 30, 2005, our property portfolio consisted of the following:

                                      YEAR ACQUIRED /
PROPERTY                                DEVELOPED 1          LOCATION            PRIMARY UNIVERSITY SERVED      UNITS        BEDS
---------------------------------    ------------------  ------------------    -----------------------------  ---------    -------
OWNED OFF CAMPUS PROPERTIES:
                                                                                 Arizona State University
   1. Commons On Apache                    1999              Tempe, AZ                 Main Campus                 111        444

                                                                                   Virginia Polytechnic
                                                                                   Institute and State
   2. The Village at Blacksburg            2000           Blacksburg, VA                University                 288      1,056

                                                                                 Arizona State University
   3. The Village on University            1999              Tempe, AZ                 Main Campus                 288        918

                                                                                The University of Georgia-
   4. River Club Apartments                1999             Athens, GA                    Athens                   266        794

                                                                                The University of Georgia-
   5. River Walk Townhomes                 1999             Athens, GA                    Athens                   100        340

                                                         College Station,
   6. The Callaway House                   2001                 TX                 Texas A&M University            173        538

   7. The Village at Alafaya                                                    The University of Central
         Club                              2000             Orlando, FL                  Florida                   228        840

   8. The Village at Science                                                    The University of Central
         Drive                             2001             Orlando, FL                  Florida                   192        732

   9. University Village at                                                     The University of Colorado
         Boulder Creek                     2002             Boulder, CO                 at Boulder                  82        309

   10. University Village at                                                         California State
         Fresno                            2004             Fresno, CA              University, Fresno             105        406

   11. University Village at TU            2004          Philadelphia, PA           Temple University              220        749

   12. University Village at                                                     State University of New
         Sweet Home                        2005             Amherst, NY               York - Buffalo               269        828

   13. University Club
         Tallahassee                       2005           Tallahassee, FL        Florida State University          152        608

   14. The Grove at University
         Club                              2005           Tallahassee, FL        Florida State University           64        128

   15. College Club Tallahassee            2005           Tallahassee, FL         Florida A&M University            96        384

   16. The Greens at College
         Club                              2005           Tallahassee, FL         Florida A&M University            40        160

   17. University Club
         Gainesville                       2005           Gainesville, FL         University of Florida             94        376

   18. City Parc at Fry Street             2005             Denton, TX          University of North Texas          136        418

   19. Exchange at Gainesville
         (to be renamed)                   2005           Gainesville, FL         University of Florida            396      1,044
                                                                                                              ---------  ---------
Total owned off campus properties                                                                                3,300     11,072


ON CAMPUS PARTICIPATING PROPERTIES:
    20. University Village--PVAMU      1996 / 97 / 98     Prairie View, TX      Prairie View A&M University        612      1,920

    21. University College--PVAMU        2000 / 2003      Prairie View, TX      Prairie View A&M University        756      1,470

                                                                                 Texas A&M International
    22. University Village--TAMIU          1997             Laredo, TX                  University                  84        252

    23. Cullen Oaks                        2001             Houston, TX         The University of Houston          231        525

    24. Cullen Oaks Phase II               2005             Houston, TX         The University of Houston          180        354
                                                                                                              ---------    -------
Total on campus participating properties                                                                         1,863      4,521
                                                                                                              ---------    --------

TOTAL - ALL PROPERTIES                                                                                           5,163      15,593
                                                                                                              =========    ========
(1)  As of June 30, 2005, the average age of our properties was approximately 4.7 years.

RESULTS OF OPERATIONS

     COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2005 AND JUNE 30, 2004

The following table presents our results of operations for the three months ended June 30, 2005 and 2004, including the amount and percentage change in these results between the two periods:

                                                              THREE MONTHS ENDED JUNE 30,
                                                             -------------------------------
                                                                  2005              2004          CHANGE ($)         CHANGE (%)
                                                             --------------    -------------    --------------     --------------
REVENUES:
  Owned off-campus properties                                 $   14,764        $   7,726        $    7,038              91.1%
  On-campus participating properties                               3,133            3,202               (69)             (2.2%)
  Third party development and management services                  1,894            2,903            (1,009)            (34.8%)
  Resident services                                                  216                -               216             100.0%
                                                             --------------    -------------    --------------     --------------
TOTAL REVENUES                                                    20,007           13,831             6,176              44.7%

OPERATING EXPENSES:
  Owned off-campus properties                                      6,873            3,744             3,129              83.6%
  On-campus participating properties                               1,986            2,041               (55)             (2.7%)
  Third party development and management services                  1,573            1,527                46               3.0%
  General and administrative                                       1,925              555             1,370             246.8%
  Depreciation and amortization                                    4,450            2,272             2,178              95.9%
  Ground/facility leases                                             240              221                19               8.6%
                                                             --------------    -------------    --------------     --------------
TOTAL OPERATING EXPENSES                                          17,047           10,360             6,687              64.5%
                                                             --------------    -------------    --------------     --------------

OPERATING INCOME                                                   2,960            3,471              (511)            (14.7%)

NONOPERATING INCOME AND (EXPENSES):
  Interest income                                                     44               12                32             266.7%
  Interest expense                                                (4,634)          (4,189)             (445)             10.6%
  Amortization of deferred financing costs                          (276)            (144)             (132)             91.7%
                                                             --------------    -------------    --------------     --------------
TOTAL NONOPERATING EXPENSES                                       (4,866)          (4,321)             (545)             12.6%
                                                             --------------    -------------    --------------     --------------

Loss before income tax benefit, minority interests, and
  discontinued operations                                         (1,906)            (850)           (1,056)            124.2%
Income tax benefit                                                   102                -               102             100.0%
Minority interests                                                    12               23               (11)            (47.8%)
                                                             --------------    -------------    --------------     --------------
LOSS FROM CONTINUING OPERATIONS                                   (1,792)            (827)             (965)            116.7%
Discontinued operations:
  Loss attributable to discontinued operations                         -             (135)              135             100.0%
  Loss from disposition of real estate                                 -              (39)               39             100.0%
                                                             --------------    -------------    --------------     --------------
Total discontinued operations                                          -             (174)              174             100.0%
                                                             --------------    -------------    --------------     --------------
NET LOSS                                                      $   (1,792)       $  (1,001)       $     (791)             79.0%
                                                             ==============    =============    ==============     ==============

     OWNED OFF-CAMPUS PROPERTIES OPERATIONS

Revenues from our owned off-campus properties for the three months ended June 30, 2005 compared with the same period in 2004 increased by $7.0 million primarily due to the completion of construction and opening of two properties in August 2004, the acquisition of seven properties during the first quarter of 2005 and higher occupancy at a majority of the same store properties operated during both periods, as described below. Operating expenses increased approximately $3.1 million for the three months ended June 30, 2005 compared with the same period in 2004.

NEW PROPERTY OPERATIONS. In August of 2004 we completed construction of and opened a 406-bed property serving California State University, Fresno and a 749-bed property serving Temple University. Additionally, we acquired seven properties containing 3,118 beds at various times during the first quarter of 2005, located in Florida (Gainesville and Tallahassee) and Denton, Texas. These new properties contributed $6.7 million of additional revenues and $3.1 million of additional operating expenses during the three months ended June 30, 2005 as compared to the three months ended June 30, 2004.

SAME STORE PROPERTY OPERATIONS (EXCLUDING NEW PROPERTY ACTIVITY). We had nine properties containing 5,971 beds which were operating during both the three month periods ended June 30, 2005 and 2004, and which had average occupancy rates during these periods of 90.6% and 84.0%, respectively. These properties produced revenues of $8.3 million and $7.7 million during the three month periods ended June 30, 2005 and 2004, respectively, an increase of $0.6 million. Excluding resident services revenues, which are provided through our TRS subsequent to our IPO, these properties produced revenues of $8.1 million during the three months ended June 30, 2005, resulting in an increase of $0.4 million from the three months ended June 30, 2004. This increase was the result of the improved Fall 2004 lease up. Future revenues will be dependent on our ability to maintain our current leases in effect for the 2004/2005 academic year and our ability to obtain appropriate rental rates and desired occupancy for the 2005/2006 academic year at our various properties during our leasing period, which typically begins in January and ends in August.

At these existing properties, operating expenses remained relatively constant at $3.8 million for the three months ended June 30, 2005 compared to $3.7 million for the three months ended June 30, 2004. We anticipate that operating expenses in 2005 will continue to increase slightly as compared with 2004 as a result of expected increases in utility costs, property taxes and general inflation.

     ON-CAMPUS PARTICIPATING PROPERTIES ("OCPP") OPERATIONS

SAME STORE OCPP OPERATIONS. We had four participating properties containing 4,167 beds which were operating during both the three month periods ended June 30, 2005 and 2004. As of June 30, 2005, the Cullen Oaks Phase II property was under construction and scheduled to commence operations in August 2005. Revenues from our on-campus participating properties remained relatively constant at $3.1 million for the three months ended June 30, 2005, as compared to $3.2 million for the three months ended June 30, 2004. This decrease was primarily due to a slight increase in rental rates, which was offset by a decrease in average occupancy from 40.1% for the three months ended June 30, 2004 to 39.9% for the three months ended June 30, 2005. Occupancy at our on-campus participating properties is typically low in the second and third quarter of each calendar year due to the expiration of the 9 month leases at these properties concurrent with the end of the spring semester. Coyote Village, an on-campus participating property that commenced operations in August 2003, had its ground lease transferred to Weatherford College in April 2004; therefore, it is not reflected in operating revenues and expenses but is included in discontinued operations.

Operating expenses for our on-campus participating properties also remained relatively constant at $2.0 million for both the three months ended June 30, 2005 and 2004. We anticipate that operating expenses during 2005 will increase slightly as compared with 2004 as a result of expected increases in utility costs and general inflation.

     THIRD PARTY DEVELOPMENT AND MANAGEMENT SERVICES

Third party development and management services revenue decreased $1.0 million from $2.9 million for the three months ended June 30, 2004 to $1.9 million in the three months ended June 30, 2005, primarily due to the factors discussed in the paragraphs below. Third party development and management services operating expenses remained relatively constant at $1.6 million for the three months ended June 30, 2005, as compared to $1.5 million for the same period in 2004.

DEVELOPMENT SERVICES. Third party development services revenue for the three months ended June 30, 2005 represented a decrease of $1.2 million compared with the same period in 2004. This decrease was primarily due to a combination of fewer projects in progress and a lower percentage of the contractual fees recognized during 2005 as compared to 2004. This decrease was offset by a slightly higher average contractual fee per project during 2005 as compared to 2004. We had five projects in progress during the three months ended June 30, 2005 with an average contractual fee of $1.3 million compared to the three months ended June 30, 2004 in which we had seven projects in progress with an average contractual fee of $1.1 million. In addition, due to the differences in the percentage of construction completed during the periods, of the total contractual fees of the projects in progress during the respective periods, approximately 20% was recognized (on a percentage of completion basis) during the three months ended June 30, 2005 compared with approximately 27% for the same period in 2004. In addition, upon the transfer of one of our on-campus participating properties (Coyote Village) to Weatherford College in April 2004, we recognized approximately $0.4 million in deferred development and construction revenue during the three months ended June 30, 2004.

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

MANAGEMENT SERVICES. Third party management revenues increased $0.2 million for the three months ended June 30, 2005 compared with the same period in 2004. The increase was due to five new contracts that commenced in Fall 2004. We expect third party property management revenues to continue to increase during 2005 as compared with 2004, primarily as a result of a full year of fees on the new contracts that commenced in Fall 2004.

     RESIDENT SERVICES

Concurrent with our commencement of operations and our designation as a REIT, certain services previously provided to residents by our properties are now provided by our TRS. These services generally consist of food service and housekeeping (at Callaway House), and certain resident programming activities. These services are provided to the residents at market rates and, under an agreement between the TRS and the Operating Partnership, payments from residents are collected by the properties on behalf of the TRS in conjunction with their collection of rents. Revenue from resident services for the three months ended June 30, 2005 approximated $0.2 million and is included in the discussion of owned off campus property revenues above. As a business strategy, our level of services provided to residents by the TRS is only incidental to that which is necessary to maintain or increase occupancy. As a result of the timing of the formation of the TRS in 2004, we expect revenue from resident services in 2005 to be significantly higher than in 2004.

     GENERAL AND ADMINISTRATIVE

General and administrative expenses (relating primarily to corporate operations) increased $1.4 million for the three months ended June 30, 2005 compared with the same period in 2004. This increase resulted from a compensation charge of approximately $0.4 million recorded during the three months ended June 30, 2005 to reflect a separation agreement entered into with an executive officer in April 2005. The remaining increase was primarily a result of expenses incurred as a public company which were not present in the Predecessor's operations such as directors' compensation, investor relations, increased professional services fees, Sarbanes-Oxley Section 404 compliance costs and director and officer liability insurance. Due to the nature of our operations as a public company, we anticipate our future general and administrative expenses will exceed those of our Predecessor.

     DEPRECIATION AND AMORTIZATION

Depreciation and amortization increased $2.2 million for the three months ended June 30, 2005 compared with the same period in 2004 primarily due to the opening of the two owned off-campus properties in August 2004 and the acquisition of seven properties during the first quarter of 2005, as described above. In conjunction with the acquisition of the seven previously mentioned properties, a valuation was assigned to in-place leases which are amortized over the average remaining lease terms of the acquired leases (generally less than one year). This contributed approximately $0.7 million of additional depreciation and amortization expense for the three months ended June 30, 2005. We expect depreciation and amortization in 2005 to increase significantly from 2004 primarily due to a full year's depreciation on the two owned off-campus properties that opened in August 2004 and the $120.2 million of acquisitions closed during the first quarter of 2005.

Amortization of deferred financing costs increased $0.1 million for the three months ended June 30, 2005 compared with the same period in 2004 primarily due to debt assumed or incurred in connection with the property acquisitions closed during the first quarter of 2005 as well as the amortization of additional finance costs incurred in relation to our revolving credit facility obtained in connection with the IPO. These increases were offset by a decrease in amortization related to two mortgage loans that were paid off in connection with our IPO.

     INTEREST EXPENSE

Interest expense of $4.6 million for the three months ended June 30, 2005 represented an increase of $0.4 million from $4.2 million during the same period in 2004. Interest expense increased primarily due to debt assumed or incurred in connection with the acquisition of the seven previously mentioned properties in the first quarter 2005. These increases were partially offset by the retirement of two mortgage loans in connection with the IPO. We anticipate that interest expense in 2005 will continue to increase from 2004 levels due to the debt assumed or incurred in connection with previously mentioned property acquisitions or any increase in borrowing rates that may impact the floating rate on our revolving credit facility.

     INCOME TAX

Subsequent to our IPO formation transactions, our TRS manages our non-REIT activities. The TRS is subject to federal, state and local income taxes and is required to recognize the future tax benefits attributable to deductible temporary differences between book and tax basis, to the extent that the asset will be realized. For the three months ended June 30, 2005, the TRS recorded approximately $0.1 million of income tax benefit.

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

     MINORITY INTERESTS

Minority interests during the three months ended June 30, 2004 represent a minority partner's share of the net loss of four owned off-campus properties. We redeemed this minority partner's interest in connection with our IPO. Minority interests for the three months ended June 30, 2005 represent the 1.0% interest in the net equity of our Operating Partnership held by recipients of profits interest units ("PIUs"). See Note 7 in the accompanying Notes to Consolidated and Combined Financial Statements for a description of PIUs.

     DISCONTINUED OPERATIONS

Statement of Financial Accounting Standards ("SFAS") No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS, requires, among other items, that the operating results of real estate properties sold or classified as held for sale be included in discontinued operations in the statements of operations for all periods presented. The properties included in discontinued operations for the three months ended June 30, 2004 include the Village at Riverside and other non-core assets that were distributed to our Predecessor owners as part of the IPO as well as an on-campus participating property (Coyote Village) whose ground lease was transferred to the Weatherford College in April 2004.

     COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2005 AND JUNE 30, 2004

The following table presents our results of operations for the six months ended June 30, 2005 and 2004, including the amount and percentage change in these results between the two periods:

                                                               SIX MONTHS ENDED JUNE 30,
                                                             -------------------------------
                                                                 2005              2004           CHANGE ($)        CHANGE (%)
                                                             --------------    -------------    --------------     ------------
REVENUES:
  Owned off-campus properties                                 $   27,253        $  15,715        $   11,538             73.4%
  On-campus participating properties                               8,626            8,495               131              1.5%
  Third party development and management services                  3,249            4,973            (1,724)           (34.7%)
  Resident services                                                  420                -               420            100.0%
                                                             --------------    -------------    --------------     ------------
TOTAL REVENUES                                                    39,548           29,183            10,365             35.5%

OPERATING EXPENSES:
  Owned off-campus properties                                     12,009            7,203             4,806             66.7%
  On-campus participating properties                               3,861            3,841                20              0.5%
  Third party development and management services                  3,037            2,791               246              8.8%
  General and administrative                                       3,289            1,008             2,281            226.3%
  Depreciation and amortization                                    7,874            4,531             3,343             73.8%
  Ground/facility leases                                             452              362                90             24.9%
                                                             --------------    -------------    --------------     ------------
TOTAL OPERATING EXPENSES                                          30,522           19,736            10,786             54.7%
                                                             --------------    -------------    --------------     ------------

OPERATING INCOME                                                   9,026            9,447              (421)            (4.5%)

NONOPERATING INCOME AND (EXPENSES):
  Interest income                                                    102               25                77            308.0%
  Interest expense                                                (8,442)          (8,470)               28             (0.3%)
  Amortization of deferred financing costs                          (522)            (288)             (234)            81.3%
  Other nonoperating income                                          430                -               430            100.0%
                                                             --------------    -------------    --------------     ------------
TOTAL NONOPERATING EXPENSES                                       (8,432)          (8,733)              301             (3.4%)
                                                             --------------    -------------    --------------     ------------

Income before income tax provision, minority interests,
  and discontinued operations                                        594              714              (120)           (16.8%)
Income tax provision                                                   -                -                 -                -
Minority interests                                                   (75)              44              (119)          (270.5%)
                                                             --------------    -------------    --------------     ------------
INCOME FROM CONTINUING OPERATIONS                                    519              758              (239)           (31.5%)
Discontinued operations:
  Loss attributable to discontinued operations                        (2)            (190)              188            (98.9%)
  Gain (loss) from disposition of real estate                      5,883              (39)            5,922        (15,184.6%)
                                                             --------------    -------------    --------------     ------------
Total discontinued operations                                      5,881             (229)            6,110         (2,668.1%)
                                                             --------------    -------------    --------------     ------------
NET INCOME                                                    $    6,400        $     529        $    5,871          1,109.8%
                                                             ==============    =============    ==============     ============

     OWNED OFF-CAMPUS PROPERTIES OPERATIONS

Revenues from our owned off-campus properties for the six months ended June 30, 2005 compared with the same period in 2004 increased by $11.5 million primarily due to the completion of construction and opening of two properties in August 2004, the acquisition of seven properties during the first quarter of 2005 and higher year-to-date occupancy at a majority of the same store properties operated during both periods, as described below. Operating expenses increased approximately $4.8 million for the six months ended June 30, 2005 compared with the same period in 2004. University Village at San Bernardino, which also opened in August of 2004, was sold in January 2005 and is therefore not reflected in operating revenues and expenses but is included in discontinued operations.

NEW PROPERTY OPERATIONS. In August of 2004 we completed construction of and opened a 406-bed property serving California State University, Fresno and a 749-bed property serving Temple University. Additionally, we acquired seven properties containing 3,118 beds at various times during the first quarter of 2005, located in Florida (Gainesville and Tallahassee) and Denton, Texas. These new properties contributed $10.6 million of additional revenues and $4.7 million of additional operating expenses during the six months ended June 30, 2005 as compared to six months ended June 30, 2004.

SAME STORE PROPERTY OPERATIONS (EXCLUDING NEW PROPERTY ACTIVITY). We had nine properties containing 5,971 beds which were operating during both the six month periods ended June 30, 2005 and 2004, and which had average occupancy rates during these periods of 94.2% and 86.4%, respectively. These properties produced revenues of $17.1 million and $15.7 million during the six month periods ended June 30, 2005 and 2004, respectively, an increase of $1.4 million. Excluding resident services revenues, which are provided through our TRS subsequent to our IPO, these properties produced revenues of $16.7 million during the six months ended June 30, 2005, resulting in an increase of $1.0 million from the six months ended June 30, 2004. This increase was the result of the improved Fall 2004 lease up.

At these existing properties, operating expenses remained relatively constant at $7.3 million for the six months ended June 30, 2005 compared to $7.2 million for the six months ended June 30, 2004.

     ON-CAMPUS PARTICIPATING PROPERTIES ("OCPP") OPERATIONS

SAME STORE OCPP OPERATIONS. We had four participating properties containing 4,167 beds which were operating during both the six month periods ended June 30, 2005 and 2004. Revenues from our on-campus participating properties increased to $8.6 million for the six months ended June 30, 2005 from $8.5 million for the six months ended June 30, 2004, an increase of $0.1 million. This increase was primarily due to an increase in rental rates, which was slightly offset by a decrease in average occupancy from 68.1% for the six months ended June 30, 2004 to 67.1% for the six months ended June 30, 2005. Occupancy at our on-campus participating properties is typically low in the second and third quarter of each calendar year due to the expiration of the 9 month leases at these properties concurrent with the end of the spring semester.

     THIRD PARTY DEVELOPMENT AND MANAGEMENT SERVICES

Third party development and management services revenue decreased $1.8 million from $5.0 million for the six months ended June 30, 2004 to $3.2 million in the six months ended June 30, 2005, primarily due to the factors discussed in the paragraphs below. Third party development and management services operating expenses increased approximately $0.2 million, from $2.8 million for the six months ended June 30, 2004, as compared to $3.0 million for the six months ended June 30, 2005. This increase in expenses was primarily due to expenses incurred in 2005 in relation to the pre-development and design services provided under the West Virginia University project previously discussed.

DEVELOPMENT SERVICES. Third party development services revenue for the six months ended June 30, 2005 represented a decrease of $2.2 million compared with the same period in 2004. This decrease was primarily due to a combination of fewer projects in progress and a lower percentage of the contractual fees recognized during 2005 as compared to 2004. This decrease was offset by a slightly higher average contractual fee per project during 2005 as compared to 2004. We had five projects in progress during the six months ended June 30, 2005 with an average contractual fee of $1.3 million compared to the six months ended June 30, 2004 in which we had eight projects in progress with an average contractual fee of $1.0 million. Also, due to the differences in the percentage of construction completed during the periods, of the total contractual fees of the projects in progress during the respective periods, approximately 29% was recognized (on a percentage of completion basis) during the six months ended June 30, 2005 compared with approximately 44% for the same period in 2004. In addition, upon the transfer of one of our on-campus participating properties (Coyote Village) to Weatherford College in April 2004, we recognized approximately $0.4 million in deferred development and construction revenue during the six months ended June 30, 2004. The decrease in third party development services revenues is also due to the recognition of $0.2 million in construction savings revenue on a previously completed project during the six months ended June 30, 2004.

MANAGEMENT SERVICES. Third party management revenues increased $0.5 million for the six months ended June 30, 2005 compared with the same period in 2004. The increase was due to five new contracts that commenced in Fall 2004.

     RESIDENT SERVICES

Concurrent with our commencement of operations and our designation as a REIT, certain services previously provided to residents by our properties are now provided by our TRS. These services generally consist of food service and housekeeping (at Callaway House), and certain resident programming activities. These services are provided to the residents at market rates and, under an agreement between the TRS and the Operating Partnership, payments from residents are collected by the properties on behalf of the TRS in conjunction with their collection of rents. Revenue from resident services for the six months ended June 30, 2005 approximated $0.4 million and is included in the discussion of owned off campus property revenues above. As a business strategy, our level of services provided to residents by the TRS is only incidental to that which is necessary to maintain or increase occupancy.

     GENERAL AND ADMINISTRATIVE

General and administrative expenses (relating primarily to corporate operations) increased $2.3 million for the six months ended June 30, 2005 compared with the same period in 2004. This increase resulted from a compensation charge of approximately $0.4 million recorded during the three months ended June 30, 2005 to reflect a separation agreement entered into with an executive officer in April 2005. The remaining increase was primarily a result of expenses incurred as a public company which were not present in the Predecessor's operations such as directors' compensation, investor relations, increased professional services fees, Sarbanes-Oxley Section 404 compliance costs and director and officer liability insurance.

     DEPRECIATION AND AMORTIZATION

Depreciation and amortization increased $3.3 million for the six months ended June 30, 2005 compared with the same period in 2004 primarily due to the opening of the two owned off-campus properties in August 2004 and the acquisition of seven properties during the first quarter of 2005, as described above. In conjunction with the acquisition of the seven previously mentioned properties, a valuation was assigned to in-place leases which are amortized over the average remaining lease terms of the acquired leases (generally less than one year). This contributed approximately $0.9 million of additional depreciation and amortization expense for the six months ended June 30, 2005.

Amortization of deferred financing costs increased $0.2 million for the six months ended June 30, 2005 compared with the same period in 2004 primarily due to debt assumed or incurred in connection with the property acquisitions closed during the first quarter of 2005 as well as the amortization of additional finance costs incurred in relation to our revolving credit facility obtained in connection with the IPO. These increases were offset by a decrease in amortization related to two mortgage loans that were paid off in connection with our IPO.

     INTEREST EXPENSE

Interest expense remained relatively constant at $8.4 million for the six months ended June 30, 2005, compared to $8.5 million for the six months ended June 30, 2004. This slight decrease was due to the retirement of two mortgage loans in connection with the IPO, offset by increases in interest related to debt assumed or incurred in relation to the acquisition of the seven previously mentioned properties in the first quarter 2005.

     MINORITY INTERESTS

Minority interests during the six months ended June 30, 2004 represent a minority partner's share of the net loss of four owned off-campus properties. We redeemed this minority partner's interest in connection with our IPO. Minority interests for the six months ended June 30, 2005 represent the 1.0% interest in the net equity of our Operating Partnership held by recipients of profits interest units ("PIUs"). See Note 7 in the accompanying Notes to Consolidated and Combined Financial Statements for a description of PIUs.

     DISCONTINUED OPERATIONS

Statement of Financial Accounting Standards ("SFAS") No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS, requires, among other items, that the operating results of real estate properties sold or classified as held for sale be included in discontinued operations in the statements of operations for all periods presented. Discontinued operations for the six months ended June 30, 2005 includes The Village at San Bernardino, which was sold to Cal State University - San Bernardino in January 2005. The properties included in discontinued operations for the six months ended June 30, 2004 include the Village at Riverside and other non-core assets that were distributed to our Predecessor owners as part of the IPO as well as an on-campus participating property (Coyote Village) whose ground lease was transferred to the Weatherford College in April 2004.

CASH FLOWS

     COMPARISON OF SIX MONTHS ENDED JUNE 30, 2005 AND JUNE 30, 2004

           OPERATING ACTIVITIES

Changes in working capital accounts utilized approximately $3.1 million for the six months ended June 30, 2005 while approximately $1.5 million was provided by working capital for the six months ended June 30, 2004, a decrease of $4.6 million. The utilization of approximately $3.1 million of working capital during the six months ended June 30, 2005 was primarily due to furniture and other related deposits made in advance of the opening of our University Village at Sweet Home owned off-campus development project (scheduled for August 2005), a general company-wide increase in prepaid insurance due to the annual renewal of insurance policies in May 2005, and new restricted cash and prepaid expenses recorded in relation to the seven new properties we acquired in the first quarter 2005. In addition, our short-term investments balance increased during the six months ended June 30, 2005 due to the temporary investment of cash received from draws on our revolving credit facility that was subsequently used to fund development costs related to our University Village at Sweet Home project. Our operations provided approximately $1.5 million in working capital during the six months ended June 30, 2004, primarily due to the use of restricted funds during that period to fund redevelopment costs at one of our owned off campus properties that was destroyed by a fire in 2003.

         INVESTING ACTIVITIES

Investing activities utilized $81.4 million and $42.5 million during the six months ended June 30, 2005 and 2004, respectively. The increase in 2005 related primarily to the acquisition of the seven properties previously discussed. This increase was offset by proceeds received from the sale of University Village at San Bernardino in January 2005 as well as a decrease in cash used to fund three owned off-campus development properties that were completed in the third quarter 2004. For the six months ended June 30, 2005 and 2004, our cash used in investing activities was comprised of the following:

                                                                                SIX MONTHS ENDED JUNE 30,
                                                                           -------------------------------------
                                                                                 2005                2004
                                                                           ------------------  -----------------
        Property acquisitions                                               $     (72,763)      $          -
        Property dispositions                                                      28,023                  -
        Capital expenditures for on-campus participating properties                  (120)              (187)
        Capital expenditures for owned off campus properties                       (1,329)              (567)
        Investments in on-campus participating properties under
           development                                                            (10,830)                 -
        Investment in owned off-campus properties under development               (23,992)           (41,658)
        Purchase of non-real estate furniture, fixtures, and equipment               (359)              (134)
                                                                           ------------------  -----------------
        Total                                                               $     (81,370)      $    (42,546)
                                                                           ==================  =================

           FINANCING ACTIVITIES

Cash provided by financing activities totaled $75.3 million and $35.3 million for the six months ended June 30, 2005 and 2004, respectively. The increase was primarily due to draws under our revolving credit facility in 2005 as well as a bridge loan (subsequently modified to a mortgage facility) we obtained in connection with the March 2005 acquisition of Exchange at Gainesville (to be renamed). These increases were offset by a decrease in proceeds from construction loans due to the completion of three owned off-campus development projects in the third quarter 2004, as well as distributions paid to our stockholders in 2005 as a result of our new public ownership structure.

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

The following table reflects the amounts related to our on-campus participating properties included in our consolidated/combined financial statements for the three and six months ended June 30, 2005 and 2004:

                                                   THREE MONTHS ENDED JUNE 30,               SIX MONTHS ENDED JUNE 30,
                                              -------------------------------------    -------------------------------------
                                                    2005                 2004               2005                 2004
                                              -----------------     ---------------    ----------------    -----------------
Revenues                                       $       3,133         $     3,198        $      8,626        $       8,807
Direct operating expenses (1)                          1,881               1,904               3,603                3,690
Amortization                                             883                 856               1,762                1,710
Amortization of deferred financing costs                  46                  78                  92                  145
Ground/facility leases (2)                               240                 221                 452                  396
                                              -----------------     ---------------    ----------------    -----------------
Net operating income                                      83                 139               2,717                2,866
Interest income                                           27                   6                  52                   12
Interest expense (3)                                  (1,351)             (1,372)             (2,700)              (2,820)
Loss on disposition of property                            -                 (39)                  -                  (39)
                                              -----------------     ---------------    ----------------    -----------------
NET (LOSS) INCOME (4)                          $      (1,241)        $    (1,266)       $         69        $          19
                                              =================     ===============    ================    =================

(1) Excludes property management fees of $0.1 million for both the three month periods ended June 30, 2005 and 2004, and $0.4 million during both the six month periods ended June 30, 2005 and 2004. This expense and the corresponding fee revenue recognized by us have been eliminated in consolidation/combination. Also excludes allocation of expenses related to corporate management and oversight.
(2) Represents the universities' 50% share of the properties' net cash available for distribution after payment of operating expenses, debt service (including payment of principal) and capital expenditures.
(3) Interest expense is net of approximately $33,000 and $0.1 million of capitalized interest for the three and six months ended June 30, 2005, respectively, related to Cullen Oaks Phase II, an on-campus participating property that is currently under development with a scheduled completion date of August 2005.
(4) Includes the results of Coyote Village, which was transferred to Weatherford College in April 2004. This property is classified as discontinued operations in the accompanying Consolidated and Combined Financial Statements contained in Item 1. Excludes income taxes associated with these properties, which are owned by our TRS subsequent to the IPO.

LIQUIDITY AND CAPITAL RESOURCES

     CASH BALANCES AND LIQUIDITY

As of June 30, 2005, excluding our on-campus participating properties, we had $9.4 million in cash and cash equivalents, restricted cash, and short-term investments, as compared to $7.0 million in cash and cash equivalents, restricted cash, and short-term investments as of as of December 31, 2004. Restricted cash primarily consists of escrow accounts held by lenders and resident security deposits, as required by law in certain states. Additionally, restricted cash as of December 31, 2004 also included $0.8 million of funds held in escrow that were paid to our Predecessor owners in February 2005 in accordance with the terms of the Contribution Agreement executed in conjunction with the IPO.

As of June 30, 2005, our short-term liquidity needs included, but were not limited to, the following: (i) anticipated distribution payments to our stockholders and unitholders totaling approximately $23.4 million based on an anticipated annual distribution of $1.35 per share or unit, including additional common shares issued in connection with our secondary equity offering in July 2005 (as discussed below), and including distribution amounts required to maintain our REIT status and satisfy our current distribution policy, (ii) remaining development costs on our University Village at Sweet Home owned off-campus development project, estimated to be approximately $5.7 million,
(iii) remaining development costs on our Callaway Villas owned off-campus development project, estimated to be approximately $32.3 million, and (iv) funds for other potential future acquisitions or development projects. We expect to meet our short-term liquidity requirements through proceeds from our recent secondary equity offering, net cash provided by operations, borrowings under our revolving credit facility, and permanent property level debt.

We may seek additional funds to undertake initiatives not contemplated by our business plan or obtain additional cushion against possible shortfalls. We may also pursue additional financing as opportunities arise. Future financings may include a range of different sizes or types of financing, including the sale of additional debt or equity securities. While we believe we will be able to obtain such funds, these funds may not be available on favorable terms or at all. Our ability to obtain additional financing depends on several factors, including future market conditions, our success or lack of success in penetrating our markets, our future creditworthiness, and restrictions contained in agreements with our investors or lenders, including the restrictions contained in the agreements governing our revolving credit facility. These financings could increase our level of indebtedness or result in dilution to our equity holders.

     SECONDARY EQUITY OFFERING

On July 5, 2005, we consummated a secondary equity offering, consisting of the sale of 4,575,000 shares of our common stock at a price per share of $22.50, including 575,000 shares issued as a result of the underwriters' exercise of their over-allotment option in full at the closing. The offering generated estimated gross proceeds of $102.9 million. The aggregate proceeds to us, net of the underwriters' discount and offering costs, are anticipated to be approximately $96.0 million. Approximately $50.2 million of these proceeds was used to repay the outstanding balance under our revolving credit facility.

     REVOLVING CREDIT FACILITY

On June 17, 2005, the Company amended its $75 million revolving credit facility to increase the size of the facility to $100 million. The amended facility may be expanded by up to an additional $100 million upon the satisfaction of certain conditions. In addition, the facility was converted from a secured facility to an unsecured facility. The maturity date of the facility remains at August 2007 and the Company continues to guarantee the Operating Partnership's obligations under the facility.

Availability under the revolving credit facility is limited to an "aggregate borrowing base amount" equal to the lesser of (i) 65% of the value of certain properties, calculated as set forth in the credit facility, and (ii) the adjusted net operating income from these properties divided by a formula amount. The facility bears interest at a variable rate, at the Company's option, based upon a base rate or one-, two-, three-, or six-month LIBOR plus, in each case, a spread based upon the Company's total leverage. Additionally, the Company is required to pay an unused commitment fee ranging from 0.15% to 0.20% per annum, depending on the aggregate unused balance. As of June 30, 2005, the balance outstanding on the revolving credit facility totaled $50.2 million, bearing interest at a weighted average rate of 5.1%, with remaining availability (subject to certain financial covenants) totaling approximately $31.8 million. As discussed above, we repaid the $50.2 million outstanding balance under this facility in July 2005 using proceeds from our recently completed secondary equity offering.

The terms of the facility include certain restrictions and covenants, which limit, among other items, the incurrence of additional indebtedness, liens, and the disposition of assets. The facility contains customary affirmative and negative covenants and also contains financial covenants that, among other things, require us to maintain certain minimum ratios of "EBITDA" (earnings before interest, taxes, depreciation and amortization) for interest expense and fixed charges. Before June 30, 2006, the Company may not pay distributions that exceed 100% of funds from operations for any four consecutive quarters. After June 30, 2006, the Company may not pay distributions that exceed 95% of funds from operations for any four consecutive quarters. The financial covenants also include consolidated net worth and leverage ratio tests. As of June 30, 2005, the Company was in compliance with all such covenants.

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

On August 4, 2005, the Company declared a distribution per share of $0.3375 which will be paid on August 29, 2005 to all common stockholders of record as of August 16, 2005. At the same time, the Company will pay an equivalent amount per unit to holders of PIUs.

     DISTRIBUTIONS TO PREDECESSOR OWNERS

An entity newly formed by our Predecessor owners was entitled to any savings in the budgeted completion cost of three of our owned off-campus construction properties that completed construction in Fall 2004. Accordingly, in February 2005, we distributed approximately $0.4 million of designated unspent funds to an entity affiliated with our Predecessor owners and accounted for the payment as an equity distribution. The $0.8 million in escrowed funds described above were also released to an entity affiliated with our Predecessor owners. We do not have any ownership interest in such entity and the entity does not have any ownership interest in the Company.

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

     INDEBTEDNESS

As of June 30, 2005, we had approximately $332.6 million of outstanding consolidated indebtedness (excluding unamortized debt premiums of approximately $4.8 million), comprised of a $50.2 million balance on our revolving credit facility, $197.0 million in mortgage loan indebtedness secured by 13 of our owned off-campus properties, $25.7 million in mortgage and construction loans secured by two on-campus participating properties, and $59.7 million in bond issuances secured by three of our on-campus participating properties. The weighted average interest rate on our consolidated indebtedness as of June 30, 2005 was 6.6%. All of our outstanding indebtedness is fixed rate except for our revolving credit facility and the Cullen Oaks Phase II construction loan discussed below. As of June 30, 2005, approximately 17.5% of our total consolidated indebtedness was variable rate debt, comprised of our revolving credit facility and the construction loan utilized to fund the construction of the Cullen Oaks Phase II on-campus participating property.

           OWNED OFF-CAMPUS PROPERTIES

The following table contains certain summary information concerning the mortgage and bridge loan indebtedness that encumbers our owned off-campus properties, excluding unamortized debt premiums, as of June 30, 2005:

ASSET                                           ORIGINAL          INTEREST          MATURITY            BALANCE AS OF
                                                  DATE              RATE              DATE              JUNE 30, 2005
------------------------------------------- ------------------ ---------------  ----------------     -------------------
University Village at Boulder Creek            12/01/2002           5.71%           Nov 2012           $       16,421
River Club Apartments                          07/28/2000           8.18%           Aug 2010                   18,434
River Walk Townhomes                           08/31/1999           8.00%           Sep 2009                    7,637
Village at Alafaya Club                        07/11/2000           8.16%           Aug 2010     (1)           20,369
Village at Blacksburg                          12/15/2000           7.50%           Jan 2011                   21,225
Commons on Apache                              05/14/1999           7.66%           Jun 2009                    7,611
Callaway House                                 03/30/2001           7.10%           Apr 2011                   19,601
University Club Tallahassee                    11/01/2002           7.99%           Oct 2010                   13,506
The Grove at University Club                   04/01/2003           5.75%           Mar 2013                    4,375
College Club Tallahassee                       01/01/2003           6.74%           Dec 2011                    8,859
University Club Gainesville                    11/01/1999           7.88%           Nov 2009                    8,491
City Parc at Fry Street                        10/05/2004           5.96%           Sep 2014                   11,728
Exchange at Gainesville (to be renamed)        05/26/2005           5.20%           Jun 2015                   38,755
                                                                                                     -------------------
Total                                                                                                 $       197,012
                                                                                                     ===================

(1) Represents the Anticipated Repayment Date, as defined in the loan agreement. If the loan is not repaid on the Anticipated Repayment Date, then certain monthly payments including excess cash flow, as defined, become due through the maturity date of August 2030.

The weighted average interest rate of such indebtedness was 6.9% as of June 30, 2005. Each of these mortgages is a non-recourse obligation subject to customary exceptions. Each of these mortgages has a 30 year amortization, and none are cross-defaulted or cross-collateralized to any other indebtedness. The loans generally may not be prepaid prior to maturity; in certain cases, prepayment is allowed, subject to prepayment penalties.

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

The following table sets forth certain information concerning these bond financings:

                                                    ORIGINAL          ORIGINAL        MATURITY DATE         BALANCE AS OF
ASSET                                                 DATE              TERM                                JUNE 30, 2005
---------------------------------------------     --------------    --------------    --------------     ---------------------
University Village-PVAMU (1)                        Sep 1999          24 years         Sep 2023           $          30,851
University College-PVAMU (Phase I) (2)              May 2001          22 years         Aug 2025                      19,855
University College-PVAMU (Phase II) (2)             Jul 2003          25 years         Aug 2028                       4,230
University Village-TAMIU (1)                        Sep 1999          24 years         Sep 2023                       4,719
                                                                                                         ---------------------
Total                                                                                                     $          59,655
                                                                                                         =====================

(1) Part of combined bond issuance. Separate loan agreements are not cross-collateralized or cross-defaulted.

(2)  Multiple financings of single facility.

Cullen Oaks Phase I is currently encumbered by a mortgage loan originated in September 2000 in the original principal amount of approximately $17.7 million. The loan bears interest at the Prime rate, or LIBOR plus 1.9%, at our election with principal amortizing on a 30 year schedule. We have in place an interest rate swap agreement which effectively caps the interest on the outstanding balance as of June 30, 2005 of approximately $16.9 million at 5.5%. The loan matures in November 2008. The University has a continuing obligation to us to lease beds at this property for an amount sufficient to pay all property expenditures, including debt service. In turn, we have guaranteed payment of this property's indebtedness. In addition, in December 2004, we obtained a construction loan to finance the Cullen Oaks Phase II on-campus participating property, which is scheduled to be completed in August 2005. For each borrowing, we have the option of choosing the Prime rate or LIBOR plus 2.0%. The balance on this construction loan as of June 30, 2005 was approximately $8.8 million, bearing interest at 5.3%. The total availability under this construction loan is $17.0 million and the loan requires payments of interest only through June 2006, at which time we have the option to extend the maturity date to November 2008 and convert the loan to a 30-year amortization basis.

The weighted average interest rate of the indebtedness encumbering our on-campus participating properties was 6.8% at June 30, 2005.

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

The following table presents a reconciliation of our FFO to our net (loss) income:

                                                          THREE MONTHS ENDED JUNE 30,          SIX MONTHS ENDED JUNE 30,
                                                        --------------------------------    -------------------------------
                                                             2005              2004              2005              2004
                                                        ---------------  ---------------    ---------------  ---------------
Net (loss) income                                        $     (1,792)    $     (1,001)      $      6,400     $        529
Minority interests                                                (12)             (23)                75              (44)
Loss (gain) from disposition of real estate                         -               39             (5,883)              39
Real estate related depreciation and amortization:
   Real estate related depreciation and amortization            4,450            2,360              7,874            4,706
   Furniture, fixtures, and equipment depreciation               (106)             (72)              (204)            (141)
                                                        ---------------  ---------------    ---------------  ---------------
FUNDS FROM OPERATIONS                                    $      2,540            1,303              8,262            5,089
                                                        ===============  ===============    ===============  ===============

FFO PER SHARE - BASIC AND DILUTED                        $       0.20                        $       0.65
                                                        ===============                     ===============

Weighted average common shares outstanding:
      Basic                                                12,626,118                          12,624,142
                                                        ===============                     ===============
      Diluted                                              12,747,118                          12,785,413
                                                        ===============                     ===============

While our on-campus participating properties contributed $3.1 million and $3.2 million to our revenues for the three months ended June 30, 2005 and 2004, and $8.6 million and $8.5 million to our revenues for the six months ended June 30, 2005 and 2004, respectively, under our participating ground leases, we and the participating university systems each receive 50% of the properties' net cash available for distribution after payment of operating expenses, debt service (which includes significant amounts towards repayment of principal) and capital expenditures. A substantial portion of our revenues attributable to these properties is reflective of cash that is required to be used for capital expenditures and for the amortization of applicable property indebtedness. These amounts do not increase our economic interest in these properties or otherwise benefit us since our interest in the properties terminates upon the repayment of the applicable property indebtedness.

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

Funds From Operations--Modified for Operational Performance of On-Campus Participating Properties:

                                                                THREE MONTHS ENDED JUNE 30,         SIX MONTHS ENDED JUNE 30,
                                                             --------------------------------    ---------------------------------
                                                                  2005              2004              2005               2004
                                                             ---------------    -------------    --------------     --------------
Funds from operations                                         $     2,540        $   1,303        $     8,262        $     5,089
Elimination of operations of on-campus participating
  properties:
Net loss (income) from on-campus participating  properties          1,241            1,227                (69)               (58)
    (1)
Amortization of investment in on-campus participating
  properties                                                         (883)            (856)            (1,762)            (1,710)
                                                             ---------------    -------------    --------------     --------------
                                                                    2,898            1,674              6,431              3,321
Modifications to reflect operational performance of
     on-campus participating properties:
  Our share of net cash flow (2)                                      240              221                452                396
  Management fees                                                     158              155                421                428
   On-campus participating properties development fees (3)            585                -                815                  -
                                                             ---------------    -------------    --------------     --------------
Impact of on-campus participating properties                          983              376              1,688                824
                                                             ---------------    -------------    --------------     --------------
FUNDS FROM OPERATIONS - MODIFIED FOR OPERATIONAL
  PERFORMANCE OF   ON-CAMPUS PARTICIPATING PROPERTIES
  ("FFOM")                                                    $     3,881        $   2,050        $     8,119        $     4,145
                                                             ===============    =============    ==============     ==============

FFOM per share - basic                                        $      0.31                         $      0.64
                                                             ===============                     ==============
FFOM per share - diluted                                      $      0.30                         $      0.64
                                                             ===============                     ==============
Weighted average common shares outstanding:
    Basic                                                      12,626,118                          12,624,142
                                                             ===============                     ==============
    Diluted                                                    12,747,118                          12,785,413
                                                             ===============                     ==============

(1) Excludes the loss on the sale of an on-campus participating property of $39,000, which has already been reflected in the calculation of FFO above.
(2) 50% of the properties' net cash available for distribution after payment of operating expenses, debt service (including repayment of principal) and capital expenditures. Represents amounts accrued for the interim periods.
(3) Development and construction management fees related to the Cullen Oaks Phase II on-campus participating property, which is currently under development with a scheduled completion date of August 2005.

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

                           PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)  The annual meeting of shareholders of the Company was held on May 12, 2005.

(b) The following individuals were reelected as members of the Company's Board of Directors at the annual meeting held on May 12, 2005: William C. Bayless, Jr., R.D. Burck (Chairman), G. Steven Dawson, Cydney Donnell, Edward Lowenthal, Brian B. Nickel, Scott H. Rechler, Winston W. Walker.

(c) The following votes were taken in connection with the election of the members of the Company's Board of Directors at the annual meeting:


     BOARD MEMBER                         VOTES IN FAVOR       VOTES WITHHELD
     --------------------------------- --------------------  -------------------
     William C. Bayless, Jr.                11,636,166               370,817
     R.D. Burck                             11,677,796               329,187
     G. Steven Dawson                       10,030,194             1,976,789
     Cydney Donnell                         11,917,108                89,875
     Edward Lowenthal                       11,917,359                89,624
     Brian B. Nickel                        11,669,546               337,437
     Scott H. Rechler                       11,664,646               342,337
     Winston W. Walker                      11,677,796               329,187

ITEM 6.  EXHIBITS


EXHIBIT NO.     DESCRIPTION
--------------  ----------------------------------------------------------------
10.1            Employment Agreement, dated as of April 28, 2005, between James
                C. Hopke and American Campus Communities, Inc. Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K of
                American Campus Communities, Inc. (File No. 001-32265) filed on
                May 3, 2005.

10.2            Employment Agreement, dated as of April 28, 2005, between Greg
                A. Dowell and American Campus Communities, Inc. Incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) filed on May 3, 2005.

10.3            Separation Agreement, dated as of April 28, 2005, between Mark
                J. Hager and American Campus Communities, Inc. Incorporated by reference to Exhibit 99.4 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) filed on May 3, 2005.

10.4 Amendment No. 1 to Employment Agreement, dated as of April 28, 2005, between William C. Bayless, Jr. and American Campus Communities, Inc. Incorporated by reference to Exhibit 99.6 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) filed on May 3, 2005.

10.5 Amendment No. 1 to Employment Agreement, dated as of April 28, 2005, between Brian B. Nickel and American Campus Communities, Inc. Incorporated by reference to Exhibit 99.7 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) filed on May 3, 2005.

10.6 Third Amendment to Credit Agreement, dated as of June 17, 2005, among American Campus Communities Operating Partnership LP, American Campus Communities, Inc., as Parent Guarantor, the Subsidiary Guarantors listed on the signature pages thereto, KeyBank National Association, Deutsche Bank Trust Company Americas, as the resigning Administrative Agent and resigning Collateral Agent, the other lenders that are signatories thereto, and KeyBank National Association, as successor Administrative Agent. Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) filed on June 20, 2005.

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

     Dated:   August 15, 2005



                                        AMERICAN CAMPUS COMMUNITIES, INC.


                                        BY:  /s/ William C. Bayless, Jr.
                                             -----------------------------------
                                             WILLIAM C. BAYLESS, JR.
                                             PRESIDENT AND CHIEF EXECUTIVE
                                             OFFICER


                                        BY:  /s/ Brian B. Nickel
                                             -----------------------------------
                                             BRIAN B. NICKEL
                                             EXECUTIVE VICE PRESIDENT, CHIEF
                                             FINANCIAL OFFICER AND SECRETARY


                                        BY:  /s/ Jonathan A. Graf
                                             -----------------------------------
                                             JONATHAN A. GRAF
                                             SENIOR VICE PRESIDENT,
                                             CHIEF ACCOUNTING OFFICER AND
                                             TREASURER