Form 10-Q
period 2005-09-30
AMERICAN CAMPUS COMMUNITIES INC
filed 2005-11-14
CIK 1283630

--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005.

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

There were 17,190,000 shares of American Campus Communities, Inc.'s common stock with a par value of $0.01 per share outstanding as of the close of business on November 4, 2005.

             AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES AND
                           AMERICAN CAMPUS PREDECESSOR

                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2005

                                TABLE OF CONTENTS


                                                                        PAGE NO.
                                                                       ---------

PART I.

Item 1.   Consolidated and Combined Financial Statements

          Consolidated Balance Sheets as of September 30, 2005
          (unaudited) and December 31, 2004.                               1

          Consolidated and Combined Statements of Operations for
           the Company for the three months ended September 30,
           2005 and for the period from August 17, 2004 through
           September 30, 2004 and for the Predecessor for the
           period from July 1, 2004 through August 16, 2004 (all
           unaudited).                                                     2

          Consolidated and Combined Statements of Operations for
           the Company for the nine months ended September 30,
           2005 and for the period from August 17, 2004 through
           September 30, 2004 and for the Predecessor for the
           period from January 1, 2004 through August 16, 2004
           (all unaudited).                                                3

          Consolidated and Combined Statements of Comprehensive
           Income for the Company for the nine months ended
           September 30, 2005 and for the period from August 17,
           2004 through September 30, 2004 and for the Predecessor
           for the period from January 1, 2004 through August 16,
           2004 (all unaudited).                                           4

          Consolidated and Combined Statements of Cash Flows for
           the Company for the nine months ended September 30, 2005
           and for the period from August 17, 2004 through September
           30, 2004 and for the Predecessor for the period from
           January 1, 2004 through August 16, 2004 (all unaudited).        5

          Notes to Consolidated and Combined Financial Statements          6

Item 2.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                      20

Item 3.   Quantitative and Qualitative Disclosure about Market Risk       41

Item 4.   Controls and Procedures                                         41

PART II.

Item 6.   Exhibits                                                        41

SIGNATURES                                                                42


                                 AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES AND
                                               AMERICAN CAMPUS PREDECESSOR

                                               CONSOLIDATED BALANCE SHEETS
                                     (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                          SEPTEMBER 30, 2005        DECEMBER 31, 2004
                                                                        ----------------------    ---------------------
                                                                             (UNAUDITED)
ASSETS

Investments in real estate:
  Owned off-campus properties, net                                        $        409,712          $       250,100
  Owned off-campus property - held for sale                                              -                   22,350
  On-campus participating properties, net                                           81,750                   68,064
                                                                        ----------------------    ---------------------
Investments in real estate, net                                                    491,462                  340,514

Cash and cash equivalents                                                            5,879                    4,050
Restricted cash and other investments                                                8,547                    9,816
Investments in commercial paper                                                     31,682                        -
Student contracts receivable, net                                                    2,284                    2,164
Other assets                                                                        14,615                   11,084
                                                                        ----------------------    ---------------------

TOTAL ASSETS                                                              $        554,469          $       367,628
                                                                        ======================    =====================

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Secured debt                                                            $        291,762          $       201,014
  Accounts payable and accrued expenses                                              8,564                    5,443
  Other liabilities                                                                 26,275                   20,294
                                                                        ----------------------    ---------------------
Total liabilities                                                                  326,601                  226,751

Minority interests                                                                   2,816                    2,648

Commitments and contingencies (Note 11)

Stockholders' equity:
  Common stock, $.01 par value, 800,000,000 shares authorized,
       17,190,000 and 12,615,000 shares issued and outstanding
       at September 30, 2005 and December 31, 2004, respectively                       172                      126
  Additional paid in capital                                                       231,253                  136,259
  Accumulated (deficit) earnings and distributions                                  (6,777)                   1,802
  Accumulated other comprehensive income                                               404                       42
                                                                        ----------------------    ---------------------
Total stockholders' equity                                                         225,052                  138,229
                                                                        ----------------------    ---------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $        554,469          $       367,628
                                                                        ======================    =====================


                        See accompanying notes to consolidated and combined financial statements.


                                 AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES AND
                                               AMERICAN CAMPUS PREDECESSOR

                                     CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
                                       (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                                         (UNAUDITED)


                                                                       COMPANY                             PREDECESSOR
                                                     ---------------------------------------------    ---------------------
                                                         THREE MONTHS             PERIOD FROM              PERIOD FROM
                                                             ENDED              AUGUST 17, 2004            JULY 1, 2004
                                                         SEPTEMBER 30,                 TO                       TO
                                                             2005             SEPTEMBER 30, 2004         AUGUST 16, 2004
                                                     ---------------------- ----------------------    ---------------------
REVENUES:
  Owned off-campus properties                          $      15,184          $         4,799           $        4,145
  On-campus participating properties                           3,637                    2,483                      845
  Third party development services                             1,979                      332                      178
  Third party development services - on-campus
    participating properties                                      38                       13                       14
  Third party management services - affiliates                     -                        -                       19
  Third party management services                                783                      340                      176
  Resident services                                              256                      114                        -
                                                     ---------------------- ----------------------    ---------------------
TOTAL REVENUES                                                21,877                    8,081                    5,377

OPERATING EXPENSES:
  Owned off-campus properties                                  8,386                    2,307                    2,947
  On-campus participating properties                           2,173                      431                    1,601
  Third party development and management services              1,609                      718                      612
  General and administrative                                   1,534                    2,888                       24
  Depreciation and amortization                                4,269                    1,335                    1,284
  Ground/facility leases                                         245                      100                      202
                                                     ---------------------- ----------------------    ---------------------
TOTAL OPERATING EXPENSES                                      18,216                    7,779                    6,670
                                                     ---------------------- ----------------------    ---------------------

OPERATING INCOME (LOSS)                                        3,661                      302                   (1,293)

NONOPERATING INCOME AND (EXPENSES):
  Interest income                                                396                       14                       18
  Interest expense                                            (4,319)                  (2,006)                  (2,672)
  Amortization of deferred financing costs                      (318)                    (610)                     (81)
  Other nonoperating income                                        -                        -                      371
                                                     ---------------------- ----------------------    ---------------------
TOTAL NONOPERATING EXPENSES                                   (4,241)                  (2,602)                  (2,364)
                                                     ---------------------- ----------------------    ---------------------

Loss before income taxes, minority interests, and
  discontinued operations                                       (580)                  (2,300)                  (3,657)
Income tax (provision) benefit                                    (6)                     757                        -
Minority interests                                               (10)                       1                       85
                                                     ---------------------- ----------------------    ---------------------
LOSS FROM CONTINUING OPERATIONS                                 (596)                  (1,542)                  (3,572)

Discontinued operations:
  Income (loss) attributable to discontinued
     operations                                                    -                        4                      (98)
                                                     ---------------------- ----------------------    ---------------------
Total discontinued operations                                      -                        4                      (98)
                                                     ---------------------- ----------------------    ---------------------
NET LOSS                                               $        (596)         $        (1,538)          $       (3,670)
                                                     ====================== ======================    =====================

Loss per share - basic:
  Loss from continuing operations per share            $       (0.04)         $         (0.13)
                                                     ====================== ======================
  Net loss per share                                   $       (0.04)         $         (0.13)
                                                     ====================== ======================
Loss per share - diluted:
  Loss from continuing operations per share            $       (0.03)         $         (0.12)
                                                     ====================== ======================
  Net loss per share                                   $       (0.03)         $         (0.12)
                                                     ====================== ======================

Weighted average common shares outstanding:
  Basic                                                   17,005,462               12,290,256
                                                     ====================== ======================
  Diluted                                                 17,126,462               12,411,256
                                                     ====================== ======================

Distributions declared per common share                $      0.3375
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


                                     AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES AND
                                                   AMERICAN CAMPUS PREDECESSOR

                                       CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
                                         (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                                           (UNAUDITED)


                                                                          COMPANY                              PREDECESSOR
                                                        ---------------------------------------------     ---------------------
                                                            NINE MONTHS             PERIOD FROM                PERIOD FROM
                                                               ENDED              AUGUST 17, 2004            JANUARY 1, 2004
                                                           SEPTEMBER 30,                 TO                         TO
                                                               2005              SEPTEMBER 30, 2004          AUGUST 16, 2004
                                                        -------------------    ----------------------     ---------------------
REVENUES:
  Owned off-campus properties                             $      42,437          $         4,799            $       19,860
  On-campus participating properties                             12,263                    2,483                     9,340
  Third party development services                                3,882                      332                     3,896
  Third party development services - on-campus
    participating properties                                        112                       13                       497
  Third party management services - affiliates                        -                        -                       178
  Third party management services                                 2,055                      340                       789
  Resident services                                                 676                      114                         -
                                                        -------------------    ----------------------     ---------------------
TOTAL REVENUES                                                   61,425                    8,081                    34,560

OPERATING EXPENSES:
  Owned off-campus properties                                    20,395                    2,307                    10,150
  On-campus participating properties                              6,034                      431                     5,442
  Third party development and management services                 4,646                      718                     3,403
  General and administrative                                      4,823                    2,888                     1,032
  Depreciation and amortization                                  12,143                    1,335                     5,815
  Ground/facility leases                                            697                      100                       564
                                                        -------------------    ----------------------     ---------------------
TOTAL OPERATING EXPENSES                                         48,738                    7,779                    26,406
                                                        -------------------    ----------------------     ---------------------

OPERATING INCOME                                                 12,687                      302                     8,154

NONOPERATING INCOME AND (EXPENSES):
  Interest income                                                   498                       14                        43
  Interest expense                                              (12,761)                  (2,006)                  (11,142)
  Amortization of deferred financing costs                         (840)                    (610)                     (369)
  Other nonoperating income                                         430                        -                       371
                                                        -------------------    ----------------------     ---------------------
TOTAL NONOPERATING EXPENSES                                     (12,673)                  (2,602)                  (11,097)
                                                        -------------------    ----------------------     ---------------------

Income (loss) before income taxes, minority
  interests, and discontinued operations                             14                   (2,300)                   (2,943)
Income tax (provision) benefit                                       (6)                     757                         -
Minority interests                                                  (85)                        1                      129
                                                        -------------------    ----------------------     ---------------------
LOSS FROM CONTINUING OPERATIONS                                     (77)                  (1,542)                   (2,814)

Discontinued operations:
  (Loss) income  attributable to discontinued
    operations                                                       (2)                       4                      (288)
  Gain (loss) from disposition of real estate                     5,883                        -                       (39)
                                                        -------------------    ----------------------     ---------------------
Total discontinued operations                                     5,881                        4                      (327)
                                                        -------------------    ----------------------     ---------------------
NET INCOME (LOSS)                                         $       5,804          $        (1,538)           $       (3,141)
                                                        ===================    ======================     =====================

(Loss) income per share - basic:
  Loss from continuing operations per share               $       (0.01)         $         (0.13)
                                                        ===================    ======================
  Net income (loss) per share                             $        0.41          $         (0.13)
                                                        ===================    ======================

(Loss) income per share - diluted:
  Loss from continuing operations per share               $       (0.00)         $         (0.12)
                                                        ===================    ======================
  Net income (loss) per share                             $        0.41          $         (0.12)
                                                        ===================    ======================

Weighted average common shares outstanding:
  Basic                                                      14,100,631               12,290,256
                                                        ===================    ======================
  Diluted                                                    14,263,981               12,411,256
                                                        ===================    ======================

Distributions declared per common share                   $      1.0125
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


                                     AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES AND
                                                   AMERICAN CAMPUS PREDECESSOR

                                  CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME
                                                         (IN THOUSANDS)
                                                           (UNAUDITED)


                                                                          COMPANY                              PREDECESSOR
                                                        ---------------------------------------------     ---------------------
                                                            NINE MONTHS             PERIOD FROM                PERIOD FROM
                                                               ENDED              AUGUST 17, 2004            JANUARY 1, 2004
                                                           SEPTEMBER 30,                 TO                         TO
                                                               2005              SEPTEMBER 30, 2004          AUGUST 16, 2004
                                                        -------------------    ----------------------     ---------------------
Net income (loss)                                         $        5,804         $          (1,538)         $         (3,141)

Other comprehensive income:
    Change in fair value of interest rate swap                       362                        40                         3
    Change in fair value of interest rate cap                          -                        45                         -
                                                        -------------------    ----------------------     ---------------------
NET COMPREHENSIVE INCOME (LOSS)                           $        6,166         $          (1,453)         $         (3,138)
                                                        ===================    ======================     =====================


                            See accompanying notes to consolidated and combined financial statements.


                                       AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES AND
                                                     AMERICAN CAMPUS PREDECESSOR

                                         CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
                                                           (IN THOUSANDS)
                                                             (UNAUDITED)


                                                                                        COMPANY                      PREDECESSOR
                                                                         --------------------------------------   ------------------
                                                                           NINE MONTHS         PERIOD FROM           PERIOD FROM
                                                                              ENDED             AUGUST 17,           JANUARY 1,
                                                                          SEPTEMBER 30,      TO SEPTEMBER 30,       TO AUGUST 16,
                                                                              2005                 2004                 2004
                                                                         ----------------   -------------------   ------------------
OPERATING ACTIVITIES
Net income (loss)                                                          $    5,804         $      (1,538)        $     (3,141)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     (Gain) loss from disposition of real estate                               (5,883)                    -                   39
     Minority interests share of income (loss)                                     85                    (1)                (129)
     Depreciation and amortization                                             12,143                 1,487                5,949
     Amortization of deferred financing costs and debt premiums                   329                   702                  421
     Compensation expense recognized for award of profit interest units             -                 2,100                    -
     Compensation expense recognized for awards of restricted stock               323                   136                    -
     Income tax provision (benefit)                                                 6                  (757)                   -
     Changes in operating assets and liabilities:
              Restricted cash and other investments                             1,848                 6,816               (5,016)
              Student contracts receivable, net                                  (120)                 (563)                 860
              Other assets                                                     (1,767)                  558                2,321
              Accounts payable and accrued expenses                             2,777                (6,497)                2,591
              Other liabilities                                                   401                 3,014                  932
                                                                         ----------------   -------------------   ------------------
Net cash provided by operating activities                                      15,946                 5,457                4,827
                                                                         ----------------   -------------------   ------------------
INVESTING ACTIVITIES
     Net proceeds from disposition of real estate                              28,023                     -                    -
     Cash paid for property acquisitions                                      (72,763)                    -                    -
     Investments in owned off-campus properties                               (39,032)               (3,032)             (47,900)
     Investments in on-campus participating properties                        (16,280)                 (550)                (565)
     Purchase of furniture, fixtures and equipment                               (520)                  (85)                (219)
     Net purchase of investments with secondary offering proceeds             (31,682)                    -                    -
                                                                         ----------------   -------------------   ------------------
     Net cash used in investing activities                                   (132,254)               (3,667)             (48,684)
                                                                         ----------------   -------------------   ------------------
FINANCING ACTIVITIES
     Proceeds from revolving credit facility and line of credit,
         net of paydowns                                                      (11,800)                2,305                1,796
     Proceeds from bridge/mortgage loan                                        38,800                     -                    -
     Proceeds from construction loans                                          15,135                     -               41,170
     Principal payments on debt                                                (3,120)             (106,970)              (1,403)
     Change in construction accounts payable                                      694                (7,322)               2,044
     Debt issuance costs                                                       (2,082)                    -               (1,653)
     Proceeds from sale of common stock                                       102,938                220,763                   -
     Offering costs                                                            (6,251)               (19,380)             (1,348)
     Distributions to common and restricted stockholders                      (14,383)                    -                    -
     Contributions from Predecessor owners                                          -                     -                  860
     Distributions to Predecessor owners                                       (1,671)                 (450)              (2,212)
     Redemption of ownership interest of Predecessor owners                         -               (85,853)                   -
     Distributions to minority partners                                          (123)                    -                  (16)
                                                                         ----------------   -------------------   ------------------
     Net cash provided by financing activities                                118,137                 3,093               39,238
                                                                         ----------------   -------------------   ------------------
Net change in cash and cash equivalents                                         1,829                 4,883               (4,619)
Cash and cash equivalents at beginning of period                                4,050                   608                5,227
                                                                         ----------------   -------------------   ------------------
Cash and cash equivalents at end of period                                 $    5,879         $       5,491         $        608
                                                                         ================   ===================   ==================
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES
     Change in fair value of derivative instruments, net                   $      362         $          85         $          3
                                                                         ================   ===================   ==================
     Loans assumed in connection with property acquisitions                $  (47,169)        $           -         $          -
                                                                         ================   ===================   ==================
     Contribution of land from minority partner in development
         joint venture                                                     $        -         $       1,220         $          -
                                                                         ================   ===================   ==================
     Distribution of assets of The Village at Riverside and other
         non-core assets to Predecessor owners, net of liabilities         $        -         $     (13,968)        $          -
                                                                         ================   ===================   ==================
     Distribution of liabilities of The Village at Riverside and other non-core assets to Predecessor owners, net of
         liabilities                                                       $        -         $      11,842         $          -
                                                                         ================   ===================   ==================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Interest paid                                                         $   14,282         $       5,290         $      9,960
                                                                         ================   ===================   ==================
     Taxes paid                                                            $       22         $          67         $          -
                                                                         ================   ===================   ==================


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

The Company was formed to succeed certain businesses of the American Campus Communities Predecessor (the "Predecessor"), which was not a legal entity but rather a combination of real estate entities under common ownership and voting control collectively doing business as American Campus Communities, L.L.C. and Affiliated Student Housing Properties. The Company's Predecessor entities were engaged in the student housing business since 1993. The Company was incorporated in Maryland on March 9, 2004. Additionally, the Operating Partnership was formed and the TRS was incorporated in Maryland on July 14, 2004 and August 17, 2004, respectively, each in anticipation of the IPO. The IPO was consummated on August 17, 2004, concurrent with the consummation of various formation transactions, and consisted of the sale of 12,100,000 shares of the Company's common stock at a price per share of $17.50, generating gross proceeds of approximately $211.8 million. The aggregate proceeds to the Company, net of the underwriters' discount and offering costs, were approximately $189.4 million. In connection with the exercise of the underwriters' over-allotment option on September 15, 2004, the Company issued an additional 515,000 shares of common stock at the IPO price per share, generating an additional $9.0 million of gross proceeds and $8.4 million in net proceeds after the underwriters' discount and offering costs. Also in connection with the IPO formation transactions, the Company used approximately $85.9 million of IPO proceeds to redeem the ownership interests of the Predecessor owners. During the three and nine months ended September 30, 2005, the Company also distributed approximately $-0- and $1.7 million, respectively, to the Predecessor owners related to savings in the budgeted completion cost of three owned off-campus properties that completed construction in the third quarter 2004 and insurance proceeds related to a fire that occurred at an owned off-campus property in 2003. These payments were accounted for as equity distributions. The Company's operations commenced on August 17, 2004 after completion of the IPO and the formation transactions, and are carried on primarily through the Operating Partnership and its subsidiaries, including the TRS.

On July 5, 2005, the Company completed a secondary equity offering, consisting of the sale of 4,575,000 shares of the Company's common stock at a price per share of $22.50, including 575,000 shares issued as a result of the exercise of the underwriters' overallotment option in full at closing. The offering generated gross proceeds of $102.9 million. The aggregate proceeds to the Company, net of the underwriters' discount and offering costs, were approximately $96.6 million.

As of September 30, 2005, the Company's property portfolio contained 25 student housing properties with approximately 17,100 beds and 5,600 apartment units, consisting of 21 owned off-campus properties that are in close proximities to public colleges and universities and four on-campus participating properties operated under ground/facility leases with the related university systems. The four on-campus participating properties include an additional phase (Phase II) at Cullen Oaks, consisting of 354 beds and 180 units, which was completed in August 2005. These communities contain modern housing units, offer resort-style amenities and are supported by a classic resident assistant system and other student-oriented programming.

Through the TRS, the Company provides construction management and development services for student housing properties owned by colleges and universities, charitable foundations, and others. As of September 30, 2005, the Company also provided third party property management and leasing services for 18 student housing properties (12 of which the Company served as the third party developer and construction manager) that represented approximately 10,600 beds in approximately 4,200 units. Third party management and leasing services are typically provided pursuant to multi-year management contracts that have initial terms that range from two to five years. As of September 30, 2005, the Company's total owned and managed portfolio included 43 properties that represented approximately 27,700 beds in approximately 9,800 units.

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

        Buildings and improvements              7-40 years
        Leasehold interest - On-campus          25-34 years (shorter of useful
          participating properties              life or respective lease term)
        Furniture, fixtures and equipment       3-7 years

             AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES AND
                           AMERICAN CAMPUS PREDECESSOR
             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS


The cost of buildings and improvements includes the purchase price of the property, including legal fees and acquisition costs. Project costs directly associated with the development and construction of an owned real estate project, which include interest, property taxes, and amortization of deferred finance costs, are capitalized as construction in progress. Upon completion of the project, costs are transferred into the applicable asset category and depreciation commences. Interest totaling approximately $0.6 million and $0.5 million was capitalized during the three months ended September 30, 2005 and 2004, respectively, and $1.4 million and $1.7 million was capitalized during the nine months ended September 30, 2005 and 2004, respectively. Amortization of deferred financing costs totaling approximately $38,000 and $33,000 was capitalized during the three months ended September 30, 2005 and 2004, respectively, and $0.1 million and $0.2 million was capitalized during the nine months ended September 30, 2005 and 2004, respectively.

Management assesses whether there has been an impairment in the value of the Company's investments in real estate whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment is recognized when estimated expected future cash flows (undiscounted and before interest charges) are less than the carrying value of the property. The estimation of expected future net cash flows is inherently uncertain and relies on assumptions regarding current and future economics and market conditions. If such conditions change, then an adjustment to the carrying value of the Company's long-lived assets could occur in the future period in which the conditions change. To the extent that a property is impaired, the excess of the carrying amount of the property over its estimated fair value is charged to earnings. The Company believes that there were no impairments of the carrying values of its investments in real estate as of September 30, 2005.

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

INVESTMENTS IN COMMERCIAL PAPER

The Company accounts for its investments in commercial paper in accordance with SFAS No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES. The Company has the positive intent and ability to hold the investments to maturity and, accordingly, has classified them as held-to-maturity and reported them at amortized cost on the accompanying consolidated balance sheet. The contractual maturities of these investments in commercial paper range from one week to three months. As of September, 30, 2005, the amortized cost of the Company's investments in commercial paper was approximately $31.7 million. As of September 30, 2005, the estimated fair value of the investments was approximately $31.7 million with an immaterial gross unrealized loss. The Company did not own any held-to-maturity investments as of December 31, 2004.

DEBT PREMIUMS

Debt premiums represent the excess of the estimated fair value of debt over the principal value of debt assumed in connection with the Company's property acquisitions. The debt premiums are being amortized as an offset to interest expense over the term of the related loans using the effective-interest method. As of September 30, 2005 and December 31, 2004, net unamortized debt premiums were $4.6 million and $-0-, respectively, and are included in secured debt on the accompanying consolidated balance sheets.

             AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES AND
                           AMERICAN CAMPUS PREDECESSOR
             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS


STOCK-BASED COMPENSATION

The Company accounts for equity based awards in accordance with SFAS No. 123
(R), SHARE-BASED PAYMENT. Although public companies are not required to adopt this statement until the first annual period beginning after September 15, 2005, the Company chose to adopt this statement in the first quarter of 2005. Accordingly, the Company has recognized compensation expense related to certain restricted stock awards (see Note 9) over the underlying vesting periods. The adoption of this statement did not have a material impact on the Company's consolidated or combined financial position or results of operations and did not require any cumulative adjustments to previously reported results.

INCOME TAXES

The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"). To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its adjusted taxable income to its stockholders. As a REIT, the Company will generally not be subject to corporate level federal income tax on taxable income it currently distributes to its stockholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for the subsequent four taxable years. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local income and excise taxes on its income and property, and to federal income and excise taxes on its undistributed income.

The TRS manages the Company's non-REIT activities and is subject to federal, state and local income taxes.

OTHER NONOPERATING INCOME

Other nonoperating income of approximately $0.4 million for the nine months ended September 30, 2005 represents a gain recognized related to insurance proceeds received for a fire that occurred at one of the Company's owned off-campus properties in 2003. Other nonoperating income of approximately $0.4 million for the nine months ended September 30, 2004 represents a gain recognized related to insurance proceeds received for hail damage that occurred at one of the Company's on-campus participating properties in 2003.

INCOME (LOSS) PER SHARE

Basic income (loss) per share is computed using net income (loss) and the weighted average number of shares of the Company's common stock outstanding during the period, including restricted stock units ("RSUs") issued to outside directors. Diluted income (loss) per share reflects weighted average common shares issuable from the assumed conversion of restricted stock awards ("RSAs") granted and common units of limited partnership interest in the Operating Partnership (formerly PIUs). See Note 9 for a discussion of RSUs, common units, and RSAs.

             AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES AND
                           AMERICAN CAMPUS PREDECESSOR
             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS


The following is a summary of the elements used in calculating basic and diluted income (loss) per share:

                                                                        THREE MONTHS         NINE MONTHS        PERIOD FROM
                                                                           ENDED               ENDED          AUGUST 17,2004 TO
                                                                        SEPTEMBER 30,       SEPTEMBER 30,       SEPTEMBER 30,
                                                                            2005                2005                2004
                                                                    --------------------  ----------------- ---------------------
Basic net (loss) income per share calculation:
  Loss from continuing operations                                     $          (596)      $        (77)     $         (1,542)
  Discontinued operations                                                           -              5,881                     4
                                                                    --------------------  ----------------- ---------------------
  Net (loss) income                                                   $          (596)      $      5,804      $         (1,538)
                                                                    ====================  ================= =====================

  Loss from continuing operations - per share                         $         (0.04)      $      (0.01)     $          (0.13)
                                                                    ====================  ================= =====================
  Income from discontinued operations - per share                     $             -       $       0.42      $              -
                                                                    ====================  ================= =====================
  Net (loss) income - per share                                       $         (0.04)      $       0.41      $          (0.13)
                                                                    ====================  ================= =====================

  Basic weighted average common shares outstanding                         17,005,462         14,100,631            12,290,256
                                                                    ====================  ================= =====================

Diluted net (loss) income per share calculation:
  Loss from continuing operations                                     $          (596)      $        (77)     $         (1,542)
  (Loss) income allocated to PIU holders                                           (1)                74                    (1)
                                                                    --------------------  ----------------- ---------------------
  Loss from continuing operations, as adjusted                                   (597)                (3)               (1,543)
  Discontinued operations                                                           -              5,881                     4
                                                                    --------------------  ----------------- ---------------------
  Net (loss) income, as adjusted                                      $          (597)      $      5,878      $         (1,539)
                                                                    ====================  ================= =====================

  Loss from continuing operations - per share                         $         (0.03)      $      (0.00)     $          (0.12)
                                                                    ====================  ================= =====================
  Income from discontinued operations - per share                     $             -       $       0.41      $              -
                                                                    ====================  ================= =====================
  Net (loss) income - per share                                       $         (0.03)      $       0.41      $          (0.12)
                                                                    ====================  ================= =====================

  Basic weighted average common shares outstanding                         17,005,462         14,100,631            12,290,256
  Common units/PIUs (1)                                                       121,000            121,000               121,000
  Restricted stock awards (2)                                                       -             42,350                     -
                                                                    --------------------  ----------------- ---------------------
  Diluted weighted average common shares outstanding                       17,126,462         14,263,981            12,411,256
                                                                    ====================  ================= =====================

     (1) In connection with the Company's secondary equity offering in July 2005, all PIUs were converted to common units of limited partnership interest in the Operating Partnership, as contemplated in the Amended and Restated Agreement of Limited Partnership of the Operating Partnership (the "OP Agreement").
     (2) Weighted average restricted stock awards issued in February 2005 are excluded from diluted weighted average common shares outstanding for the three months ended September 30, 2005 because they would be anti-dilutive due to the Company's loss position in that period.

3.      PROPERTY ACQUISITIONS

In March 2005, the Company acquired a 396-unit, 1,044-bed off-campus student housing property (The Estates) located near the University of Florida campus in Gainesville, Florida, for a contract purchase price of $47.5 million, not including anticipated capital expenditures and initial integration expenses necessary to bring the property up to the Company's operating standards. The Company also incurred an additional $0.5 million in closing costs and other external acquisition costs related to this acquisition. In addition, as discussed in Note 8, the Company entered into a bridge loan in the amount of $37.4 million in connection with this acquisition.

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

The acquired properties' results of operations have been included in the accompanying consolidated statements of operations since their respective acquisition closing dates. The following pro forma information for the three and nine months ended September 30, 2005 and 2004 presents consolidated and combined information for the Company and the Predecessor, respectively, as if the property acquisitions and IPO discussed above had occurred at the beginning of the earliest period presented. The pro forma information is provided for informational purposes only and is not indicative of results that would have occurred or which may occur in the future:

                                                      THREE MONTHS ENDED SEPTEMBER 30,     NINE MONTHS ENDED SEPTEMBER 30,
                                                     ---------------------------------    ---------------------------------
                                                          2005                2004             2005               2004
                                                     --------------     --------------    --------------     --------------
Total revenues                                         $   21,877         $   17,498        $   64,209         $   54,062
Net (loss) income                                      $     (358)        $   (5,202)       $    7,016         $   (5,057)
Net (loss) income per share - basic                    $    (0.09)        $    (0.41)       $     0.50         $    (0.40)
Net (loss) income per share - diluted                  $    (0.08)        $    (0.41)       $     0.50         $    (0.40)

4.      PROPERTY DISPOSITION AND DISCONTINUED OPERATIONS

In November 2004, California State University - San Bernardino exercised its option to purchase from the Company the University Village at San Bernardino off-campus student housing property for an aggregate purchase price of approximately $28.3 million. In accordance with the provision of SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS, this property is reflected as Owned Off-Campus Property - Held for Sale as of December 31, 2004. This transaction was consummated in January 2005, resulting in net proceeds of approximately $28.1 million. The resulting gain on disposition of approximately $5.9 million is included in discontinued operations in the accompanying consolidated statement of operations for the nine months ended September 30, 2005.

Discontinued operations for the three and nine months ended September 30, 2004 includes University Village at San Bernardino, which was sold in January 2005, The Village at Riverside and certain other non-core assets that were distributed to an affiliate of the Company's Predecessor owners in connection with the IPO, and the Company's leasehold interest in Coyote Village, which was transferred to Weatherford College in April 2004, as contemplated in the structuring of the related ground lease agreement.

The related net income or loss for the afore-mentioned properties is reflected in the accompanying consolidated and combined statements of operations as discontinued operations for the periods presented in accordance with SFAS No.
144. Below is a summary of the results of operations for the properties sold or distributed through their respective sale or distribution dates:

                                                      THREE MONTHS ENDED SEPTEMBER 30,     NINE MONTHS ENDED SEPTEMBER 30,
                                                     ---------------------------------    ---------------------------------
                                                          2005                2004             2005               2004
                                                     --------------     --------------    --------------     --------------
        Total revenues                                 $        -         $      513        $       29         $    1,833
        Total operating expenses                                -               (406)              (31)            (1,360)
                                                     --------------     --------------    --------------     --------------
          Operating income (loss)                               -                107                (2)               473
        Total nonoperating expenses                             -               (201)                -               (757)
                                                     --------------     --------------    --------------     --------------
          Net loss                                     $        -         $      (94)       $       (2)        $     (284)
                                                     ==============     ==============    ==============     ==============

             AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES AND
                           AMERICAN CAMPUS PREDECESSOR
             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS


As of September 30, 2005 and December 31, 2004, assets and liabilities attributable to the properties held for sale consisted of the following:

                                                           SEPTEMBER 30, 2005        DECEMBER 31, 2004
                                                         ----------------------    ---------------------
        Cash and cash equivalents                          $                -        $             176
                                                         ======================    =====================
        Other assets                                       $                -        $             119
                                                         ======================    =====================
        Land, buildings and improvements, and furniture,
          fixtures, and equipment, net of accumulated
          depreciation                                     $                -        $          22,350
                                                         ======================    =====================
        Accounts payable and accrued expenses              $                -        $             126
                                                         ======================    =====================
        Other liabilities                                  $                -        $             311
                                                         ======================    =====================

5.      INVESTMENTS IN OWNED OFF-CAMPUS PROPERTIES

As of September 30, 2005, the Company's owned off-campus property portfolio included 21 properties that are in close proximities to public colleges and universities, including two projects currently under development that are scheduled to open for occupancy in Fall 2006 and Fall 2007. Owned off-campus properties consisted of the following:

                                                           SEPTEMBER 30, 2005        DECEMBER 31, 2004
                                                         ----------------------    ---------------------
        Owned off-campus properties:
          Land                                             $           52,018        $          33,778
          Buildings and improvements                                  362,551                  219,841
          Furniture, fixtures and equipment                            17,783                   10,104
          Construction in progress                                      8,107                    9,087
                                                         ----------------------    ---------------------
                                                                      440,459                  272,810
          Less accumulated depreciation                               (30,747)                 (22,710)
                                                         ----------------------    ---------------------
        Owned off-campus properties, net                   $          409,712        $         250,100
                                                         ======================    =====================

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

Pursuant to the Leases, in the event the leasehold estates do not achieve Financial Break Even (defined as revenues less operating expenses, excluding management fees, less debt service), the applicable Lessor would be required to make a rental payment, also known as the Contingent Payment, sufficient to achieve Financial Break Even. The Contingent Payment provision remains in effect until such time as any financing placed on the facilities would receive an investment grade rating without the Contingent Payment provision. In the event that the Lessor is required to make a Contingent Payment, future net cash flow distributions would be first applied to repay such Contingent Payments and then to unpaid management fees prior to normal distributions. Beginning in November 1999 and December 2002, as a result of the debt financing on the facilities achieving investment grade ratings without the Contingent Payment provision, the Texas A&M University System is no longer required to make Contingent Payments under either the Prairie View A&M University Village or University College Leases. In July 2005, Texas A&M International University made a Contingent Payment to achieve Financial Break Even under the Texas A&M International University lease. The Contingent Payment obligation continues to be in effect for the Texas A&M International University and University of Houston leases.

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

             AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES AND
                           AMERICAN CAMPUS PREDECESSOR
             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS


On-campus participating properties are as follows:

                                                                                                  HISTORICAL COST
                                                                                     -----------------------------------------
                                                  LEASE           REQUIRED DEBT
            LESSOR/UNIVERSITY                  COMMENCEMENT       REPAYMENT (1)       SEPTEMBER 30, 2005    DECEMBER 31, 2004
------------------------------------------  ------------------  ------------------   --------------------  -------------------
Texas A&M University System/Prairie View
   A&M University (2)                             2/1/96             9/1/23            $         38,026      $        37,840
Texas A&M University System/Texas A&M
   International                                  2/1/96             9/1/23                       5,914                5,909
Texas A&M University System/Prairie View
   A&M University (3)                            10/1/99        8/31/25 / 8/31/28                23,766               23,663
University of Houston
   System/University of Houston - (4)            9/27/00             8/31/35                     35,024               18,958
                                                                                     --------------------  -------------------
                                                                                                102,730               86,370
   Less accumulated amortization                                                                (20,980)             (18,306)
                                                                                     --------------------  -------------------
On-campus participating properties, net                                                $         81,750      $        68,064
                                                                                     ====================  ===================

(1) Represents the effective lease termination date. The Leases terminate upon the earlier to occur of the final repayment of the related debt or the end of the contractual lease term.
(2)  Consists of three phases placed in service between 1996 and 1998.
(3)  Consists of two phases placed in service in 2000 and 2003.
(4)  Consists of two phases placed in service in 2001 and 2005.

7.      JOINT VENTURES AND MINORITY INTERESTS

In August 2004, the Operating Partnership formed a limited liability company, 1772 Sweet Home Road, LLC ("Sweet Home LLC"), with a local landowner to develop and own an off-campus student housing property located in Buffalo, New York. The community consists of nine residential buildings containing 269 units and 828 beds and was completed in August 2005 in connection with the commencement of the 2005/2006 academic year at State University of New York - Buffalo. Upon the formation of Sweet Home LLC, an affiliate of the Operating Partnership (the "Managing Member") caused Sweet Home LLC to admit the local landowner (which was a partner in the selling partnership) as a non-managing member of Sweet Home LLC as partial consideration for the land. In addition, the Managing Member funded all remaining development and construction costs of the project. A subsidiary of the TRS served as developer and construction manager of the project. Each member receives a return on its investment and participates in additional returns, as defined in Sweet Home LLC's operating agreement. This entity is consolidated and the non-managing member's equity interest in and share of the net income of Sweet Home LLC is reflected as a minority interest in the accompanying consolidated balance sheets and statements of operations, respectively.

In August 2005, an affiliate of the Operating Partnership executed an amended and restated limited liability company agreement for Village at Newark Urban Renewal LLC ("Newark LLC") with Titan Investments V, LLC ("Titan"), an affiliate of a joint venture partner with whom the Predecessor had previously developed student housing communities. The purpose of Newark LLC is to ground lease, develop and operate an off-campus student housing property located in Newark, New Jersey. The community will consist of two residential buildings containing at least 221 units and 812 beds and is scheduled to open for occupancy in Fall 2007. An affiliate of the Operating Partnership is the managing member of Newark LLC and Titan is the non-managing member. The managing member receives a return on its investment and both members participate in additional returns, as defined in Newark LLC's limited liability company agreement. This entity is consolidated. As of September 30, 2005, Titan has made no capital contributions to the joint venture. Titan's interest in Newark LLC will be reflected as a minority interest in the accompanying consolidated financial statements.

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

             AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES AND
                           AMERICAN CAMPUS PREDECESSOR
             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS


Minority interests also include common units held by current and former executive and senior officers in the Operating Partnership. These interests were granted to such employees on the IPO date in the form of Profits Interest Units ("PIUs") (see Note 9). In connection with the Company's secondary equity offering that was consummated on July 5, 2005, the PIUs were converted to common units of limited partnership interest in the Operating Partnership, as contemplated in the OP Agreement. A common unit and a share of the Company's common stock have essentially the same economic characteristics, as they effectively participate equally in the net income and distributions of the Operating Partnership. The unitholders' minority interest in the Operating Partnership is reported at an amount equal to their ownership percentage of the net equity of the Operating Partnership at the end of each reporting period (0.7% at September 30, 2005.)

8.      DEBT

A summary of the Company's outstanding consolidated indebtedness, including unamortized debt premiums, is as follows:

                                                                SEPTEMBER 30, 2005           DECEMBER 31, 2004
                                                             ------------------------     -----------------------
        Debt secured by owned off-campus properties:
          Mortgage loans                                       $           196,456          $           111,974
        Debt secured by on-campus participating properties:
          Mortgage loan payable                                             16,853                       17,045
          Construction loan payable                                         15,675                          540
          Bonds payable                                                     58,215                       59,655
                                                             ------------------------     -----------------------
                                                                           287,199                      189,214
        Revolving credit facility                                                -                       11,800
        Unamortized debt premiums                                            4,563                            -
                                                             ------------------------     -----------------------
        Total debt                                             $           291,762          $           201,014
                                                             ========================     =======================

LOANS ASSUMED OR ENTERED INTO IN CONJUNCTION WITH PROPERTY ACQUISITIONS

In connection with the March 2005 acquisition of The Estates, an off-campus student housing property, the Company entered into a bridge loan in the amount of $37.4 million. The bridge loan bore interest at a fixed rate of 5.1% through the initial maturity date of September 2005. In May 2005, the Company amended the bridge loan. The amended loan is a mortgage facility with a total principal amount of $38.8 million, bearing interest at a fixed rate of 5.2% and maturing in June 2015. In connection with this amendment, the Company received approximately $1.3 million of additional proceeds, after the payment of related financing costs.

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

REVOLVING CREDIT FACILITY

On June 17, 2005, the Operating Partnership amended its $75 million revolving credit facility to increase the size of the facility to $100 million. The amended facility may be expanded by up to an additional $100 million upon the satisfaction of certain conditions. In addition, the facility was converted from a secured facility to an unsecured facility. The maturity date of the facility remains at August 2007 and the Company continues to guarantee the Operating Partnership's obligations under the facility.

             AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES AND
                           AMERICAN CAMPUS PREDECESSOR
             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS


Availability under the revolving credit facility is limited to an "aggregate borrowing base amount" equal to the lesser of (i) 65% of the value of certain properties, calculated as set forth in the credit facility, and (ii) the adjusted net operating income from these properties divided by a formula amount. The facility bears interest at a variable rate, at the Company's option, based upon a base rate or one-, two-, three-, or six-month LIBOR plus, in each case, a spread based upon the Company's total leverage. Additionally, the Company is required to pay an unused commitment fee ranging from 0.15% to 0.20% per annum, depending on the aggregate unused balance. In July 2005, the Company paid off the entire balance on the revolving credit facility using proceeds from its secondary equity offering. As of September 30, 2005, the total availability under the facility (subject to certain financial covenants) totaled approximately $89.4 million.

The terms of the facility include certain restrictions and covenants, which limit, among other items, the incurrence of additional indebtedness, liens, and the disposition of assets. The facility contains customary affirmative and negative covenants and also contains financial covenants that, among other things, require the Company to maintain certain minimum ratios of "EBITDA" (earnings before interest, taxes, depreciation and amortization) for interest expense and fixed charges. Before June 30, 2006, the Company may not pay distributions that exceed 100% of funds from operations for any four consecutive quarters. After June 30, 2006, the Company may not pay distributions that exceed 95% of funds from operations for any four consecutive quarters. The financial covenants also include consolidated net worth and leverage ratio tests. As of September 30, 2005, the Company was in compliance with all such covenants.

9.      INCENTIVE AWARD PLAN

The Company has adopted the 2004 Incentive Award Plan (the "Plan"). The Plan provides for the grant to selected employees and directors of the Company and the Company's affiliates of stock options, profits interest units ("PIUs") in the Operating Partnership, restricted stock, and other stock-based incentive awards. The Company has reserved a total of 1,210,000 shares of the Company's common stock for issuance pursuant to the Plan, subject to certain adjustments for changes in the Company's capital structure, as defined in the Plan. As of September 30, 2005 and December 31, 2004, the Company has issued or granted the following stock-based incentive awards under the Plan:

                                                                SEPTEMBER 30, 2005           DECEMBER 31, 2004
                                                             ------------------------     -----------------------
        Common Units/PIUs (1)                                              121,000                     121,000
        Restricted Stock Units ("RSUs")                                     14,375                       7,145
        Restricted Stock Awards ("RSAs")  (2)                               46,216                           -
        Outperformance bonus plan                                          367,682                     367,682
                                                             ------------------------     -----------------------
        Total shares issued under the Plan                                 549,273                     495,827
                                                             ========================     =======================

     (1) In connection with the Company's secondary equity offering in July 2005, all PIUs were converted to common units of limited partnership interest in the Operating Partnership, as contemplated in the OP Agreement.
     (2) On February 16, 2005, the Company granted RSAs to its executive officers and certain employees that vest in equal annual installments over five years (for executive officers) or three years (for all other employees). Unvested awards are forfeited upon the termination of an individual's employment with the Company. In accordance with SFAS No. 123(R), the Company recognizes the value of these awards as an expense over the vesting periods, which amounted to approximately $0.1 million and $0.2 million during the three and nine months ended September 30, 2005, respectively. Recipients of RSAs receive dividends, as declared by the Company's Board of Directors, on unvested shares, provided that the recipients continue to be employees of the Company.

10.     INTEREST RATE HEDGES

In connection with the December 2003 extension of a construction note payable for Cullen Oaks, an on-campus participating property, the Predecessor entered into an interest rate swap on November 19, 2003 (effective December 15, 2003 through November 15, 2008) that was designated to hedge its exposure to fluctuations on interest payments attributed to changes in interest rates associated with payments on its advancing construction note payable. Under the terms of the interest rate swap agreement, the Company pays a fixed rate of 5.5% and receives a floating rate of LIBOR plus 1.9%. The interest rate swap had an estimated fair value of approximately $0.4 million and $40,000 at September 30, 2005 and December 31, 2004, respectively, and is reflected in other assets in the accompanying consolidated balance sheets.

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

11.     COMMITMENTS AND CONTINGENCIES

COMMITMENTS

DEVELOPMENT-RELATED GUARANTEES: The Company commonly provides alternate housing and project cost guarantees, subject to force majeure. These guarantees are typically limited, on an aggregate basis, to the amount of the projects' related development fees or a contractually agreed-upon maximum exposure amount. Alternate housing guarantees typically expire five days after construction is complete and generally require the Company to provide substitute living quarters and transportation for students to and from the university if the project is not complete by an agreed-upon completion date. Project cost guarantees hold the Company responsible for the cost of a project in excess of an approved budget. The budget consists primarily of costs included in the general contractors' guaranteed maximum price contract ("GMP"). In most cases, the GMP obligates the general contractor, subject to force majeure and approved change orders, to provide completion date guarantees and to cover cost overruns and liquidated damages. In addition, the GMP is typically secured with payment and performance bonds. Project cost guarantees expire upon completion of certain developer obligations, which are normally satisfied within one year after completion of the project. The Company's estimated maximum exposure amount under the above guarantees is approximately $3.5 million.

On one completed project, the Company has guaranteed losses up to $3.0 million in excess of the development fee if the loss is due to any failure of the Company to maintain, or cause its professionals to maintain, required insurance for a period of five years after completion of the project (August 2009).

At September 30, 2005, all projects were anticipated to complete on schedule and within budget. The Company has estimated the fair value of guarantees entered into or modified after December 31, 2002, the effective date of FASB Interpretation No. 45, GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS, to be immaterial.

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

DEBT-RELATED GUARANTEES: RAP Student Housing Properties, LLC's ("RAP SHP"), an entity wholly owned by the Operating Partnership, limited guaranty of certain obligations of the borrower in connection with the mortgage loan for The Village at Riverside, a property which was retained by the Predecessor owners in connection with the IPO, continues to be in effect. In December 2004, the property was foreclosed upon by the lender. Pursuant to the guaranty, RAP SHP agreed to indemnify the lender against, among other things, the borrower's fraud or misrepresentation, the borrower's failure to maintain insurance, certain environmental matters, and the borrower's criminal acts. As part of the formation transactions, the Predecessor owners have indemnified the Company and its affiliates from and against all claims, costs, expenses, losses and damages incurred by the Company under or in connection with this guaranty. Even if the Company was required to perform under the guaranty, the Predecessor owners would be obligated to reimburse the Company for the amount of such liability under the indemnity. The Company does not expect to incur material exposure under this guarantee.

SEPARATION AGREEMENT: Pursuant to a separation agreement with a former executive officer, the Company is required to make periodic payments totaling approximately $0.4 million through June 2006. This amount was charged to expense in May 2005 in connection with the execution of the separation agreement, and is included in general and administrative expenses in the accompanying consolidated statements of operations for the nine months ended September 30, 2005. The remaining amount owed under this agreement is included in other liabilities in the accompanying consolidated balance sheet as of September 30, 2005.

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

LETTERS OF INTENT: In the ordinary course of the Company's business, the Company enters into letters of intent indicating a willingness to negotiate for acquisitions, dispositions or joint ventures. Such letters of intent are non-binding, and neither party to the letter of intent is obligated to pursue negotiations unless and until a definitive contract is entered into by the parties. Even if definitive contracts are entered into, the letters of intent relating to the acquisition and disposition of real property and resulting contracts generally contemplate that such contracts will provide the acquirer with time to evaluate the property and conduct due diligence, during which periods the acquiror will have the ability to terminate the contracts without penalty or forfeiture of any deposit or earnest money. There can be no assurance that definitive contracts will be entered into with respect to any matter covered by letters of intent or that the Company will consummate any transaction contemplated by any definitive contract. Furthermore, due diligence periods for real property are frequently extended as needed. An acquisition or disposition of real property becomes probable at the time that the due diligence period expires and the definitive contract has not been terminated. The Company is then at risk under a real property acquisition contract, but only to the extent of any earnest money deposits associated with the contract, and is obligated to sell under a real property sales contract.

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


                                       AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES AND
                                                     AMERICAN CAMPUS PREDECESSOR
                                       NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS


                                                              THREE MONTHS ENDED SEPTEMBER 30,      NINE MONTHS ENDED SEPTEMBER 30,
                                                             ----------------------------------   ----------------------------------
                                                                  2005                2004             2005              2004
                                                             ---------------    ---------------   ---------------    ---------------
OWNED OFF-CAMPUS PROPERTIES
Rental revenues                                                $   15,440         $    9,058        $   43,113         $   24,773
Interest income                                                         2                  8                52                 17
                                                             ---------------    ---------------   ---------------    ---------------
Total revenues from external customers                             15,442              9,066            43,165             24,790
Operating expenses before depreciation and amortization             8,291              4,941            20,103             12,370
Interest expense                                                    3,290              3,205             9,008              8,915
Insurance gain                                                          -                  -               430                  -
                                                             ---------------    ---------------   ---------------    ---------------
Operating income before depreciation and amortization,
   minority interests and allocation of corporate overhead     $    3,861         $      920        $   14,484         $    3,505
                                                             ===============    ===============   ===============    ===============
Depreciation and amortization                                  $    3,250         $    1,714        $    9,177         $    4,588
                                                             ===============    ===============   ===============    ===============
Capital expenditures                                           $   13,711         $    8,707        $   39,032         $   50,932
                                                             ===============    ===============   ===============    ===============
Total segment assets at September 30,                          $  426,471         $  278,128        $  426,471         $  278,128
                                                             ===============    ===============   ===============    ===============

ON-CAMPUS PARTICIPATING PROPERTIES
Rental revenues                                                $    3,637         $    3,328        $   12,263         $   11,823
Interest income                                                        58                 24               110                 40
                                                             ---------------    ---------------   ---------------    ---------------
Total revenues from external customers                              3,695              3,352            12,373             11,863
Operating expenses before depreciation, amortization, and
   ground/facility leases                                           2,006              1,892             5,510              5,395
Ground/facility leases                                                245                302               697                664
Interest expense                                                    1,403              1,380             4,103              4,121
Insurance gain                                                          -                371                 -                371
                                                             ---------------    ---------------   ---------------    ---------------
Operating income before depreciation and amortization,
   minority interests and allocation of corporate overhead     $       41         $      149        $    2,063         $    2,054
                                                             ===============    ===============   ===============    ===============
Depreciation and amortization                                  $      913         $      950        $    2,675         $    2,660
                                                             ===============    ===============   ===============    ===============
Capital expenditures                                           $    5,330         $      927        $   16,280         $    1,115
                                                             ===============    ===============   ===============    ===============
Total segment assets at September 30,                          $   92,484         $   77,775        $   92,484         $   77,775
                                                             ===============    ===============   ===============    ===============

DEVELOPMENT SERVICES
Development and construction management fees from
   external customers                                          $    2,017         $      537        $    3,994         $    4,738
Intersegment revenues                                                  15                  -               173                  -
                                                             ---------------    ---------------   ---------------    ---------------
Total revenues                                                      2,032                537             4,167              4,738
Operating expenses                                                  1,057                861             2,929              2,735
                                                             ---------------    ---------------   ---------------    ---------------
Operating income (loss) before depreciation and
   amortization, minority interests and allocation of
   corporate overhead                                          $      975         $     (324)       $    1,238         $    2,003
                                                             ===============    ===============   ===============    ===============
Total segment assets at September 30,                          $    2,272         $    1,642        $    2,272         $    1,642
                                                             ===============    ===============   ===============    ===============

PROPERTY MANAGEMENT SERVICES
Property management fees from external customers              $       783         $      535        $    2,055         $    1,307
Intersegment revenues                                                 614                444             1,866              1,359
                                                             ---------------    ---------------   ---------------    ---------------
Total revenues                                                      1,397                979             3,921              2,666
Operating expenses                                                    501                358             1,367              1,088
                                                             ---------------    ---------------   ---------------    ---------------
Operating income before depreciation and amortization,
   minority interests and allocation of corporate overhead     $      896         $      621        $    2,554         $    1,578
                                                             ===============    ===============   ===============    ===============
Total segment assets at September 30,                          $    1,652         $    1,253        $    1,652         $    1,253
                                                             ===============    ===============   ===============    ===============

RECONCILIATIONS
Total segment revenues                                         $   22,566         $   13,934        $   63,626         $   44,057
Unallocated interest income earned on corporate cash                  336                  -               336                  -
Elimination of intersegment revenues                                 (629)              (444)           (2,039)            (1,359)
                                                             ---------------    ---------------   ---------------    ---------------
Total consolidated revenues                                    $   22,273         $   13,490        $   61,923         $   42,698
                                                             ===============    ===============   ===============    ===============
Segment operating income before depreciation,
   amortization, minority interests and allocation of
   corporate overhead                                          $    5,773         $    1,366        $   20,339         $    9,140
Depreciation and amortization, including amortization of
   deferred financing costs                                         4,587              3,310            12,983              8,129
Net unallocated expenses relating to corporate overhead             1,766              4,013             7,342              6,254
Income tax (provision) benefit                                         (6)               757                (6)               757
Minority interests                                                    (10)                86               (85)               130
                                                             ---------------    ---------------   ---------------    ---------------
Loss from continuing operations                                $     (596)        $   (5,114)       $      (77)        $   (4,356)
                                                             ===============    ===============   ===============    ===============
Total segment assets                                           $  522,879         $  358,798        $  522,879         $  358,798
Unallocated corporate assets                                       31,590              3,352            31,590              3,352
                                                             ---------------    ---------------   ---------------    ---------------
Total assets                                                   $  554,469         $  362,150        $  554,469         $  362,150
                                                             ===============    ===============   ===============    ===============

             AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES AND
                           AMERICAN CAMPUS PREDECESSOR
             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS


13.     SUBSEQUENT EVENTS

DISTRIBUTION: On November 10, 2005, the Company declared a distribution per share of $0.3375 which will be paid on December 1, 2005 to all common stockholders of record as of November 21, 2005. At the same time, the Operating Partnership will pay an equivalent amount per unit to holders of common units (see Note 9).

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

OUR COMPANY AND OUR BUSINESS

American Campus Communities, Inc. ("us," "we," "our," or "the Company") is one of the largest owners, managers and developers of high quality student housing properties in the United States in terms of beds owned and under management. We are a fully integrated, self-managed and self-administered equity REIT with expertise in the acquisition, design, financing, development, construction management, leasing and management of student housing properties. As of September 30, 2005, our property portfolio contained 25 high-quality student housing properties with approximately 17,100 beds and 5,600 apartment units, consisting of 21 off-campus student housing properties within close proximity to public colleges and universities in ten states, and four on-campus participating properties owned through ground/facility leases with the respective university systems. The four on-campus participating properties include an additional phase (Phase II) at Cullen Oaks, consisting of 354 beds and 180 units that was completed in August 2005. These communities contain modern housing units, offer resort-style amenities and are supported by a classic resident assistant system and other student-oriented programming.

We also provide third party management and leasing services for 18 student housing properties that represent approximately 10,600 beds in approximately 4,200 units. We provided development and construction management services for 12 of these properties. Our third party management and leasing services are typically provided pursuant to multi-year management contracts that have an initial term that ranges from two to five years. As of September 30, 2005, our total owned and managed portfolio included 43 properties that represented approximately 27,700 beds in approximately 9,800 units.

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

THIRD PARTY DEVELOPMENT SERVICES

We also provide third party development and construction management services for student housing properties owned by universities, 501(c) 3 foundations and others. We have developed student housing properties for these clients and, a majority of the time, have been retained to manage these properties following their opening. As of September 30, 2005, development fees of approximately $3.7 million remained to be earned by us with respect to contracted third party development projects. The following table provides certain information with respect to third party properties completed in 2005 and those under construction as of September 30, 2005:

                                                RECENTLY COMPLETED PROJECTS

PROJECT                                  LOCATION             UNITS          BEDS           TOTAL FEES        COMPLETION DATE
---------------------------------   -------------------    ------------   ------------    --------------   --------------------
Cullen Oaks Phase II (1)               Houston, TX                 180            354       $     1,117           Aug 2005
Saint Leo University Phase II         Saint Leo, FL                 87            320               375           Aug 2005
                                                                                          --------------
                                                                                            $     1,492
                                                                                          ==============

(1)  Cullen Oaks Phase II is an on-campus participating property.

                                                    CONTRACTED PROJECTS

                                                                                                 BALANCE TO BE
                                                                                                  EARNED AND
                                                           TOTAL              FEES EARNED        RECOGNIZED IN
                                                        CONTRACTUAL         AND RECOGNIZED          2005 AND          SCHEDULED
PROJECT                           LOCATION               FEE AMOUNT             TO DATE            THEREAFTER         COMPLETION
-----------------------------  ------------------     ----------------     ----------------    ------------------   --------------
Vista del Campo Phase II          Irvine, CA            $    3,500           $     1,622         $       1,878         Aug 2006
West Virginia University
   - Evansdale  (1)              Morgantown, WV                725                   455                   270         Aug 2006
Fenn Tower Renovation            Cleveland, OH               1,510                   576                   934         Aug 2006
Cardinal Village Dining Hall      Beaumont, TX                 110                    88                    22         Nov 2005
The Inn at Auraria                 Denver, CO                  300                   188                   112         Aug 2006
West Virginia University
   - Potomac State  (2)            Keyser, WV                  700                   230                   470         Aug 2007
                                                      ----------------     ----------------    ------------------
Total                                                  $     6,845           $     3,159         $       3,686
                                                      ================     ================    ==================

(1) Project consists of pre-development and design services which were completed in the third quarter 2005 and construction administration services which are currently in progress. Contractual fee amount is shown net of approximately $0.9 million of costs anticipated to be incurred to complete the project.
(2) Project consists of pre-development and design services which are currently in progress and construction administration services which are scheduled to commence in the third quarter of 2006. Contractual fee amount is shown net of approximately $0.5 million of costs anticipated to be incurred to complete the project.

In addition to our contracted projects listed above, we have also been selected to provide development and construction management services for the following projects:

                                                     AWARDED PROJECTS

PROJECT                                                LOCATION             ANTICIPATED COMMENCEMENT        ESTIMATED FEES
---------------------------------------------     --------------------    -----------------------------    -----------------
Blinn College                                         Brenham, TX             Fourth Quarter 2005            $        650
West Virginia University - Downtown (1)             Morgantown, WV            Fourth Quarter 2005                     650
University of Hawaii  - Manoa                        Honolulu, HI         Second or Third Quarter 2006              2,285
University of New Orleans (2)                       New Orleans, LA               Undetermined                      1,550
Hope International University (3)                    Fullerton, CA                Undetermined                          -
                                                                                                           -----------------
                                                                                                             $      5,135
                                                                                                           =================

(1) Project consists of pre-development, design, and construction administration services. Estimated fees are shown net of approximately $0.6 million of costs anticipated to be incurred to complete the project.
(2) Hurricane Katrina has caused a delay in the commencement of construction for the third-party development of the University of New Orleans housing project. The University has expressed their commitment to this project moving forward and we are in the process of establishing a definitive timeline.
(3) Currently in the strategic planning phase and in the process of determining project size and scope.

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

DISPOSITION

In November 2004, California State University - San Bernardino exercised its option to purchase the University Village at San Bernardino off-campus student housing property for an aggregate purchase price of approximately $28.3 million. This transaction was consummated in January 2005, resulting in net proceeds of approximately $28.1 million. The resulting gain on disposition of approximately $5.9 million is included in discontinued operations in the accompanying consolidated statement of operations for the nine months ended September 30, 2005.

2005/2006 LEASE-UP

During the third quarter 2005, we completed the lease-up process for the 2005/2006 academic year. Our owned off-campus portfolio was leased to 98.8% occupancy as of September 30, 2005 at an average monthly rent per occupied bed of $491. This rental rate includes nine-month leases at The Callaway House, which represent all leases at that property, and 10-month leases at The Village on University, which represent approximately 50% of leases at that property. When the effect of these less than 12-month leases is considered on an annualized basis, the average monthly rent per occupied bed is $473.

RECENTLY COMPLETED PROJECTS

UNIVERSITY VILLAGE AT SWEET HOME: In August 2005, we completed the final stages of construction on this owned off-campus property, which contains 828 beds in 269 units. Total development costs incurred for the project were approximately $36.1 million.

CULLEN OAKS PHASE II: In August 2005, we completed the final stages of construction on this additional phase of the Cullen Oaks on-campus participating property, which contains an additional 354 beds in 180 units. Total development costs incurred for the project were approximately $17.0 million.

OWNED DEVELOPMENT ACTIVITIES

OVERVIEW: As of September 30, 2005, we were in the process of constructing two owned off-campus properties. We anticipate the total development costs relating to these activities to be approximately $110.4 million. As of September 30, 2005, we have incurred development costs of approximately $12.4 million in connection with these properties, with the remaining development costs estimated at approximately $98.0 million. The activities are described below:

VILLAGE AT NEWARK: As of September 30, 2005, our Village at Newark owned off-campus property was under construction with total development costs estimated to be approximately $72.9 million. The project is scheduled to open for occupancy in Fall 2007 in connection with the 2007/2008 academic year. As of September 30, 2005, the project was approximately 1% complete, and we anticipate incurring remaining development costs of approximately $70.3 million. Approximately $27.4 million of the project budget will be funded by the Company and the remaining $45.5 million will be funded with a construction loan.

CALLAWAY VILLAS: As of September 30, 2005, our Callaway Villas owned off-campus property was under construction with total development costs estimated to be approximately $37.5 million. The project is scheduled to be completed in August 2006 in connection with the 2006/2007 academic year. As of September 30, 2005, the project was approximately 7% complete, and we anticipate incurring remaining development costs of approximately $27.7 million. Approximately $15.7 million of the project budget will be funded by the Company and the remaining $21.8 million will be funded with a construction loan.

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

PROPERTY PORTFOLIO

As of September 30, 2005, our property portfolio consisted of the following:

                                         YEAR ACQUIRED /
PROPERTY                                  DEVELOPED (1)         LOCATION         PRIMARY UNIVERSITY SERVED       UNITS        BEDS
------------------------------------    ------------------  ------------------  -----------------------------  ---------    --------
OWNED OFF-CAMPUS PROPERTIES:
                                                                                  Arizona State University
   1. Commons On Apache                       1999              Tempe, AZ               Main Campus                 111        444
                                                                                    Virginia Polytechnic
                                                                                    Institute and State
   2. The Village at Blacksburg               2000           Blacksburg, VA              University                 288      1,056
                                                                                  Arizona State University
   3. The Village on University               1999              Tempe, AZ               Main Campus                 288        918
                                                                                 The University of Georgia-
   4. River Club Apartments                   1999             Athens, GA                  Athens                   266        794
                                                                                 The University of Georgia-
   5. River Walk Townhomes                    1999             Athens, GA                  Athens                   100        340
                                                            College Station,
   6. The Callaway House                      2001                 TX               Texas A&M University            173        538
                                                                                 The University of Central
   7. The Village at Alafaya Club             2000             Orlando, FL                Florida                   228        840
                                                                                 The University of Central
   8. The Village at Science Drive            2001             Orlando, FL                Florida                   192        732
   9. University Village at                                                      The University of Colorado
      Boulder Creek                           2002             Boulder, CO               at Boulder                  82        309
                                                                                      California State
   10. University Village at Fresno           2004             Fresno, CA            University, Fresno             105        406
   11. University Village at TU               2004          Philadelphia, PA         Temple University              220        749
   12. University Village at Sweet                                                State University of New
           Home (2)                           2005             Amherst, NY             York - Buffalo               269        828
   13. University Club Tallahassee            2005           Tallahassee, FL      Florida State University          152        608
   14. The Grove at University Club           2005           Tallahassee, FL      Florida State University           64        128
   15. College Club Tallahassee               2005           Tallahassee, FL       Florida A&M University            96        384
   16. The Greens at College Club             2005           Tallahassee, FL       Florida A&M University            40        160
   17. University Club Gainesville            2005           Gainesville, FL       University of Florida             94        376
   18. City Parc at Fry Street                2005             Denton, TX        University of North Texas          136        418
   19. The Estates                            2005           Gainesville, FL       University of Florida            396      1,044
                                                            College Station,
   20. Callaway Villas (3)                    2006                 TX               Texas A&M University            236        704
                                                                                 Rutgers University, NJIT,
   21. Village at Newark (4)                  2006             Newark, NJ                Essex CCC                  221        812
                                                                                                               ---------    -------
Total owned off campus properties                                                                                 3,757     12,588

ON-CAMPUS PARTICIPATING PROPERTIES:
    22. University Village--PVAMU         1996 / 97 / 98     Prairie View, TX    Prairie View A&M University        612      1,920
    23. University College--PVAMU            2000 / 03       Prairie View, TX    Prairie View A&M University        756      1,470
                                                                                  Texas A&M International
    24. University Village--TAMIU              1997             Laredo, TX                University                 84        252
    25. Cullen Oaks - Phase I and II (5)     2001 / 05          Houston, TX       The University of Houston         411        879
                                                                                                               ---------    -------
Total on campus participating properties                                                                          1,863      4,521
                                                                                                               ---------    -------

TOTAL - ALL PROPERTIES                                                                                            5,620     17,109
                                                                                                               =========    =======

(1) As of September 30, 2005, the average age of our operating properties was approximately 5.7 years.
(2)  Construction was completed and property commenced operations in August
     2005.
(3)  Currently under development - scheduled to open for occupancy in August
     2006.
(4) Currently under development - scheduled to open for occupancy in Fall 2007. Pending approval from the City of Newark's Central Planning Board, the project's capacity can be increased to 838 beds without modifying the existing building area.
(5) Includes an additional phase consisting of 180 units and 354 beds that was completed in August 2005.

RESULTS OF OPERATIONS

        COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND SEPTEMBER 30, 2004

The following table presents our results of operations for the three months ended September 30, 2005 and 2004, including the amount and percentage change in these results between the two periods:

                                                                   THREE MONTHS ENDED
                                                                     SEPTEMBER 30,
                                                             --------------------------------
                                                                  2005              2004          CHANGE ($)         CHANGE (%)
                                                             --------------    --------------   --------------     --------------
REVENUES:
  Owned off-campus properties                                  $  15,184         $   8,944        $   6,240              69.8%
  On-campus participating properties                               3,637             3,328              309               9.3%
  Third party development and management services                  2,800             1,072            1,728             161.2%
  Resident services                                                  256               114              142             124.6%
                                                             --------------    --------------   --------------     --------------
TOTAL REVENUES                                                    21,877            13,458            8,419              62.6%

OPERATING EXPENSES:
  Owned off-campus properties                                      8,386             5,254            3,132              59.6%
  On-campus participating properties                               2,173             2,032              141               6.9%
  Third party development and management services                  1,609             1,330              279              21.0%
  General and administrative                                       1,534             2,912           (1,378)            (47.3%)
  Depreciation and amortization                                    4,269             2,619            1,650              63.0%
  Ground/facility leases                                             245               302              (57)            (18.9%)
                                                             --------------    --------------   --------------     --------------
TOTAL OPERATING EXPENSES                                          18,216            14,449            3,767              26.1%
                                                             --------------    --------------   --------------     --------------

OPERATING INCOME (LOSS)                                            3,661              (991)            4,652           (469.4%)

NONOPERATING INCOME AND (EXPENSES):
  Interest income                                                    396                32              364           1,137.5%
  Interest expense                                                (4,319)           (4,678)             359              (7.7%)
  Amortization of deferred financing costs                          (318)             (691)             373             (54.0%)
  Other nonoperating income                                            -               371             (371)           (100.0%)
                                                             --------------    --------------   --------------     --------------
TOTAL NONOPERATING EXPENSES                                       (4,241)           (4,966)             725             (14.6%)
                                                             --------------    --------------   --------------     --------------

Loss before income taxes, minority interests, and
  discontinued operations                                           (580)           (5,957)           5,377             (90.3%)
Income tax (provision) benefit                                        (6)              757             (763)           (100.8%)
Minority interests                                                   (10)               86              (96)           (111.6%)
                                                             --------------    --------------   --------------     --------------
LOSS FROM CONTINUING OPERATIONS                                     (596)           (5,114)           4,518             (88.3%)
Discontinued operations:
  Loss attributable to discontinued operations                         -               (94)              94            (100.0%)
                                                             --------------    --------------   --------------     --------------
Total discontinued operations                                          -               (94)              94            (100.0%)
                                                             --------------    --------------   --------------     --------------
NET LOSS                                                       $    (596)        $  (5,208)       $   4,612             (88.6%)
                                                             ==============    ==============   ==============     ==============

        OWNED OFF-CAMPUS PROPERTIES OPERATIONS

Revenues and operating expenses from our owned off-campus properties increased by $6.2 million and $3.1 million, respectively, for the three months ended September 30, 2005 compared with the same period in 2004. These increases were primarily due to the acquisition of seven properties during the first quarter of 2005, the completion of construction and opening of two properties in August 2004, the completion of construction and opening of one property in August 2005, and higher occupancy at a majority of the same store properties operated during both periods, as described below.

NEW PROPERTY OPERATIONS. We acquired seven properties containing 3,118 beds at various times during the first quarter of 2005, located in Florida (Gainesville and Tallahassee) and Denton, Texas. Additionally, in August of 2004 we completed construction of and opened a 406-bed property serving California State University, Fresno and a 749-bed property serving Temple University. We also completed construction of and opened an 828-bed property serving the State University of New York - Buffalo in August 2005. These new properties contributed $6.3 million of additional revenues and $3.2 million of additional operating expenses during the three months ended September 30, 2005 as compared to the three months ended September 30, 2004.

SAME STORE PROPERTY OPERATIONS (EXCLUDING NEW PROPERTY ACTIVITY). We had nine properties containing 5,971 beds which were operating during both the three month periods ended September 30, 2005 and 2004. These properties produced revenues of $8.1 million and $8.0 million during the three month periods ended September 30, 2005 and 2004, respectively, an increase of $0.1 million. While average occupancy increased significantly from 89.0% during the third quarter of 2004 to 93.0% during the third quarter of 2005, this growth was tempered by the introduction of 10-month leases at The Village on University, one of our largest properties, in August 2004. Prior to the introduction of 10-month leases at this property, we experienced an even revenue stream throughout the academic year. The introduction of these 10-month leases resulted in a decrease in revenue upon expiration of the leases in summer 2005. As such, the full effect of these expiring leases on our revenue stream is seen during the quarter ended September 30, 2005. Excluding resident services revenues, which are provided through our TRS subsequent to our IPO, these properties produced revenues of $7.8 million during the three months ended September 30, 2005, as compared to $7.9 million for the same period in 2004. This slight decrease was primarily due to the fact that a full quarter of resident services revenues is reflected for the three months ended September 30, 2005, whereas only approximately 1.5 months of resident services revenues are reflected for the three months ended September 30, 2004. This is due to the fact that resident services revenues were not recorded prior to our IPO and the related formation of our TRS, which occurred on August 17, 2004. Future revenues will be dependent on, among other items, our ability to maintain our current leases in effect for the 2005/2006 academic year and our ability to obtain appropriate rental rates and desired occupancy for the 2006/2007 academic year at our various properties during our leasing period, which typically begins in January and ends in August.

At our existing properties, operating expenses remained relatively constant at $4.5 million for both the three month periods ended September 30, 2005 and 2004. We anticipate that operating expenses for the full year 2005 will increase slightly as compared with 2004, primarily as a result of expected increases in utility costs, property taxes and general inflation.

        ON-CAMPUS PARTICIPATING PROPERTIES ("OCPP") OPERATIONS

NEW PROPERTY OPERATIONS. In August 2005, we completed construction of and opened an additional phase at our Cullen Oaks property, consisting of 180 units and 354 beds. This added phase contributed approximately $0.2 million of additional revenues and approximately $0.1 million of additional operating expenses during the three months ended September 30, 2005.

SAME STORE OCPP OPERATIONS. We had four participating properties containing 4,167 beds which were operating during both the three month periods ended September 30, 2005 and 2004. Revenues from our same-store on-campus participating properties increased by $0.2 million to $3.5 million for the three months ended September 30, 2005, as compared to $3.3 million for the three months ended September 30, 2004. This increase was largely due to increased rental rates and summer conference business.

Operating expenses for our same-store on-campus participating properties also remained relatively constant at $2.1 million for the three months ended September 30, 2005 as compared to $2.0 million for the three months ended September 30, 2004. We anticipate that operating expenses for the full year 2005 will increase slightly as compared with 2004 as a result of expected increases in utility costs and general inflation.

        THIRD PARTY DEVELOPMENT AND MANAGEMENT SERVICES

Third party development and management services revenue increased $1.7 million to $2.8 million for the three months ended September 30, 2005 from $1.1 million for the same period in 2004. Both third party development services and third party management services revenues increased in the third quarter of 2005 as compared to the third quarter of 2004. Third party development and management services operating expenses increased $0.3 million to $1.6 million for the three months ended September 30, 2005 from $1.3 million for the same period in 2004. This increase was primarily due to expenses incurred in the third quarter of 2005 in relation to the West Virginia University projects previously discussed.

DEVELOPMENT SERVICES. Third party development services revenue for the three months ended September 30, 2005 represented an increase of $1.5 million compared with the same period in 2004. This increase was primarily due to a combination of more projects in progress and a higher percentage of the contractual fees recognized during the three months ended September 30, 2005 as compared to the same period in 2004. This increase was offset by a slightly lower average contractual fee per project during the third quarter of 2005 as compared to the third quarter of 2004. We had eight projects in progress during the three months ended September 30, 2005 with an average contractual fee of $1.1 million compared to the three months ended September 30, 2004 in which we had six projects in progress with an average contractual fee of $1.2 million. In addition, due to the differences in the percentage of construction completed during the periods, of the total contractual fees of the projects in progress during the respective periods, approximately 23.5% was recognized (on a percentage of completion basis) during the three months ended September 30, 2005 compared with approximately 7.0% for the same period in 2004.

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

MANAGEMENT SERVICES. Third party management revenues increased $0.2 million for the three months ended September 30, 2005 compared with the same period in 2004. The increase was due to a full quarter of revenues earned during the three months ended September 30, 2005 related to new management contracts that commenced in Fall 2004. We expect third party property management revenues to continue to increase throughout the remainder of 2005 as compared with 2004, primarily as a result of a full year of fees on the new contracts that commenced in Fall 2004.

        RESIDENT SERVICES

Concurrent with our commencement of operations and our designation as a REIT, certain services previously provided to residents by our properties are now provided by our TRS. These services generally consist of food service and housekeeping (at Callaway House), and certain resident programming activities. These services are provided to the residents at market rates and, under an agreement between the TRS and the Operating Partnership, payments from residents are collected by the properties on behalf of the TRS in conjunction with their collection of rents. Revenue from resident services increased by $0.1 million for the three months ended September 30, 2005 as compared to the same period in 2004. This increase was due to the three months ended September 30, 2004 reflecting approximately 1.5 months of resident services revenue, which was classified as such beginning with our IPO and concurrent formation of our TRS on August 17, 2004. Accordingly, resident services revenue for the three months ended September 30, 2005 reflects a full quarter of revenue. As a business strategy, our level of services provided to residents by the TRS is only incidental to that which is necessary to maintain or increase occupancy. As a result of the timing of the formation of the TRS in 2004, we expect revenue from resident services in 2005 to be significantly higher than in 2004.

        GENERAL AND ADMINISTRATIVE

General and administrative expenses (relating primarily to corporate operations) decreased $1.4 million for the three months ended September 30, 2005 compared with the same period in 2004. This decrease resulted primarily from a compensation charge of approximately $2.1 million recorded during the three months ended September 30, 2004 in connection with the issuance of profits interest units ("PIUs") to certain of our executive and senior officers in connection with our IPO. This decrease was offset by a full quarter of expenses incurred as a public company during the three months ended September 30, 2005, additional expenses incurred in 2005 related to Sarbanes-Oxley Section 404 compliance costs, and general increases in corporate staffing due to normal inflationary increases in such items as payroll costs, benefits, and other related corporate items. Due to the nature of our operations as a public company, we anticipate our annual 2005 general and administrative expenses will exceed those of our Predecessor.

        DEPRECIATION AND AMORTIZATION

Depreciation and amortization increased $1.7 million for the three months ended September 30, 2005 compared with the same period in 2004 primarily due to the acquisition of seven properties during the first quarter of 2005, as described above, the opening of two owned off-campus properties in August 2004, and the opening of the one owned off-campus property in August 2005. In conjunction with the acquisition of the seven previously mentioned properties, a valuation was assigned to in-place leases which is amortized over the average remaining lease terms of the acquired leases (generally less than one year). This contributed approximately $0.2 million of additional depreciation and amortization expense for the three months ended September 30, 2005. We expect depreciation and amortization for the full year 2005 to increase significantly from 2004 primarily due to a full year's depreciation on the two owned off-campus properties that opened in August 2004, additional depreciation on the owned off-campus property that opened in August 2005, and the $120.2 million of acquisitions closed during the first quarter of 2005.

Amortization of deferred financing costs decreased $0.4 million for the three months ended September 30, 2005 compared with the same period in 2004 primarily due to two mortgage loans paid off in connection with our IPO. This decrease was offset by additional finance cost amortization recorded during the three months ended September 30, 2005 related to debt assumed or incurred in connection with the property acquisitions closed during the first quarter of 2005.

        INTEREST INCOME

Interest income increased approximately $0.4 million from $32,000 for the three months ended September 30, 2004 as compared to $0.4 million for the three months ended September 30, 2005. This increase was due to interest earned on remaining proceeds from our secondary equity offering that occurred in July 2005, which are invested in commercial paper.

        INTEREST EXPENSE

Interest expense of $4.3 million for the three months ended September 30, 2005 represented a decrease of $0.4 million from $4.7 million during the same period in 2004. Interest expense decreased primarily due to two mortgage loans that were paid off in connection with our IPO as well as additional capitalized interest recorded during the three months ended September 30, 2005 related to our owned off-campus properties under development during the quarter. These decreases were offset by additional interest on debt assumed or incurred in connection with the acquisition of the seven previously mentioned properties in the first quarter 2005. We anticipate that interest expense for the full year 2005 will increase from 2004 levels primarily due to the debt assumed or incurred in connection with previously mentioned property acquisitions.

        OTHER NONOPERATING INCOME

Other nonoperating income for the three months ended September 30, 2004 represents a gain recognized related to insurance proceeds received for hail damage that occurred at one of our on-campus participating properties in 2003.

        INCOME TAXES

Subsequent to our IPO formation transactions, our TRS manages our non-REIT activities. The TRS is subject to federal, state and local income taxes and is required to recognize the future tax benefits attributable to deductible temporary differences between book and tax basis, to the extent that the asset will be realized. Accordingly, for the three months ended September 30, 2005, the TRS recorded an income tax provision of approximately $6,000, as compared to an initial income tax benefit of $0.8 million recorded in connection with our IPO during the three months ended September 30, 2004.

Unlike our Predecessor, we are subject to federal, state and local income taxes as a result of the services provided by our TRS, which include our third party services revenues, resident services revenues and the operations of our on-campus participating properties. As a result, the income earned by our TRS, unlike our Predecessor and our results from our owned off-campus properties, is subject to a new level of taxation. The amount of income taxes to be recognized is dependent on the operating results of the TRS.

        MINORITY INTERESTS

Minority interests for the three months ended September 30, 2005 represent the 0.7% interest in the net equity of our Operating Partnership held by common unitholders as well as a minority partner's interest in the University Village at Sweet Home property, which commenced operations in August 2005. Minority interests for the three months ended September 30, 2004 represent a minority partner's share of the net loss of four owned off-campus properties. We redeemed this minority partner's interest in connection with our IPO. See Note 7 in the accompanying Notes to Consolidated and Combined Financial Statements for a detailed description of minority interests.

        DISCONTINUED OPERATIONS

Statement of Financial Accounting Standards ("SFAS") No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS, requires, among other items, that the operating results of real estate properties sold or classified as held for sale be included in discontinued operations in the statements of operations for all periods presented. The properties included in discontinued operations for the three months ended September 30, 2004 include University Village at San Bernardino, which was sold in January 2005, The Village at Riverside and other non-core assets that were distributed to our Predecessor owners as part of the IPO, as well as an on-campus participating property (Coyote Village) whose ground lease was transferred to Weatherford College in April 2004.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND SEPTEMBER 30, 2004

The following table presents our results of operations for the nine months ended September 30, 2005 and 2004, including the amount and percentage change in these results between the two periods:

                                                NINE MONTHS ENDED SEPTEMBER 30,
                                               --------------------------------
                                                    2005              2004            CHANGE ($)         CHANGE (%)
                                               --------------    --------------    --------------      --------------
REVENUES:
  Owned off-campus properties                    $  42,437         $  24,659         $  17,778              72.1%
  On-campus participating properties                12,263            11,823               440               3.7%
  Third party development and management
     services                                        6,049             6,045                 4               0.1%
  Resident services                                    676               114               562             493.0%
                                               --------------    --------------    --------------      --------------
TOTAL REVENUES                                      61,425            42,641            18,784              44.1%

OPERATING EXPENSES:
  Owned off-campus properties                       20,395            12,457             7,938              63.7%
  On-campus participating properties                 6,034             5,873               161               2.7%
  Third party development and management
     services                                        4,646             4,121               525              12.7%
  General and administrative                         4,823             3,920               903              23.0%
  Depreciation and amortization                     12,143             7,150             4,993              69.8%
  Ground/facility leases                               697               664                33               5.0%
                                               --------------    --------------    --------------      --------------
TOTAL OPERATING EXPENSES                            48,738            34,185            14,553              42.6%
                                               --------------    --------------    --------------      --------------

OPERATING INCOME                                    12,687             8,456             4,231              50.0%

NONOPERATING INCOME AND (EXPENSES):
  Interest income                                      498                57               441             773.7%
  Interest expense                                 (12,761)          (13,148)              387              (3.0%)
  Amortization of deferred financing costs            (840)             (979)              139             (14.2%)
  Other nonoperating income                            430               371                59              15.9%
                                               --------------    --------------    --------------      --------------
TOTAL NONOPERATING EXPENSES                        (12,673)          (13,699)            1,026              (7.5%)
                                               --------------    --------------    --------------      --------------

Income before income taxes, minority
  interests, and discontinued operations                14            (5,243)            5,257            (100.3%)
Income tax (provision) benefit                          (6)              757              (763)           (100.8%)
Minority interests                                     (85)              130              (215)           (165.4%)
                                               --------------    --------------    --------------      --------------
LOSS FROM CONTINUING OPERATIONS                        (77)           (4,356)            4,279             (98.2%)
Discontinued operations:
  Loss attributable to discontinued operations          (2)             (284)              282             (99.3%)
  Gain (loss) from disposition of real estate        5,883               (39)            5,922         (15,184.6%)
                                               --------------    --------------    --------------      --------------
Total discontinued operations                        5,881              (323)            6,204          (1,920.7%)
                                               --------------    --------------    --------------      --------------
NET INCOME (LOSS)                                $   5,804         $  (4,679)        $  10,483            (224.0%)
                                               ==============    ==============    ==============      ==============

        OWNED OFF-CAMPUS PROPERTIES OPERATIONS

Revenues and operating expenses from our owned off-campus properties increased by $17.8 million and $7.9 million, respectively, for the nine months ended September 30, 2005 compared with the same period in 2004. These increases were primarily due to the acquisition of seven properties during the first quarter of 2005, the completion of construction and opening of two properties in August 2004, the completion of construction and opening of one property in August 2005, and higher year-to-date occupancy at a majority of the same store properties operated during both periods, as described below. University Village at San Bernardino, which also opened in August of 2004, was sold in January 2005 and is therefore not reflected in operating revenues and expenses but is included in discontinued operations.

NEW PROPERTY OPERATIONS. We acquired seven properties containing 3,118 beds at various times during the first quarter of 2005, located in Florida (Gainesville and Tallahassee) and Denton, Texas. Additionally, in August 2004 we completed construction of and opened a 406-bed property serving California State University, Fresno and a 749-bed property serving Temple University. We also completed construction of and opened an 828-bed property serving the State University of New York - Buffalo in August 2005. These new properties contributed $16.8 million of additional revenues and $7.9 million of additional operating expenses during the nine months ended September 30, 2005 as compared to the same period in 2004.

SAME STORE PROPERTY OPERATIONS (EXCLUDING NEW PROPERTY ACTIVITY). We had nine properties containing 5,971 beds which were operating during both the nine month periods ended September 30, 2005 and 2004. These properties produced revenues of $25.2 million and $23.7 million during the nine month periods ended September 30, 2005 and 2004, respectively, an increase of $1.5 million. Excluding resident services revenues, which are provided through our TRS subsequent to our IPO, these properties produced revenues of $24.5 million during the nine months ended September 30, 2005, as compared to $23.6 million for the same period in 2004, an increase of $0.9 million. These increases were due primarily to the improved lease up for the 2005/2006 academic year, which resulted in average occupancy rates increasing to 93.8% for the nine months ended September 30, 2005 from 87.2% during the same period in 2004.

At these existing properties, operating expenses remained relatively constant at $11.8 million for the nine months ended September 30, 2005 compared to $11.7 million for the nine months ended September 30, 2004.

        ON-CAMPUS PARTICIPATING PROPERTIES ("OCPP") OPERATIONS

NEW PROPERTY OPERATIONS. In August 2005, we completed construction of and opened an additional phase of our Cullen Oaks property, consisting of 180 units and 354 beds. This additional phase contributed approximately $0.2 million of additional revenues and approximately $0.1 million of additional operating expenses during the nine months ended September 30, 2005.

SAME STORE OCPP OPERATIONS. We had four participating properties containing 4,167 beds which were operating during both the nine month periods ended September 30, 2005 and 2004. Revenues from our same store on-campus participating properties increased to $12.1 million for the nine months ended September 30, 2005 from $11.8 million for the nine months ended September 30, 2004, an increase of $0.3 million. This increase was primarily due to increased rental rates, which were slightly offset by a decrease in average occupancy from 69.0% for the nine months ended September 30, 2004 to 66.7% for the nine months ended September 30, 2005. Occupancy at our on-campus participating properties is typically low in the second and third quarter of each calendar year due to the expiration of the nine month leases at these properties concurrent with the end of the spring semester.

        THIRD PARTY DEVELOPMENT AND MANAGEMENT SERVICES

Third party development and management services revenue remained relatively constant at $6.1 million for both the nine month periods ended September 30, 2005 and 2004. Third party development services decreased in the nine months ended September 30, 2005 as compared to the same period in 2004, while third party management services increased in the nine months ended September 30, 2005 as compared to the same period in 2004. Third party development and management services operating expenses increased approximately $0.5 million, from $4.1 million for the nine months ended September 30, 2004, as compared to $4.6 million for the same period in 2005. This increase was primarily due to expenses incurred in 2005 in relation to the West Virginia University projects previously discussed.

DEVELOPMENT SERVICES. Third party development services revenue for the nine months ended September 30, 2005 represented a decrease of $0.7 million compared with the same period in 2004. This decrease was primarily due to a combination of fewer projects in progress and a slightly lower percentage of the contractual fees recognized during the nine months ended September 30, 2005 as compared to the same period in 2004. This decrease was offset by a slightly higher average contractual fee per project during the nine months ended September 30, 2005 as compared to the same period in 2004. We had eight projects in progress during the nine months ended September 30, 2005 with an average contractual fee of $1.1 million compared to the nine months ended September 30, 2004 in which we had ten projects in progress with an average contractual fee of $0.8 million. Also, due to the differences in the percentage of construction completed during the periods, of the total contractual fees of the projects in progress during the respective periods, approximately 46.1% was recognized (on a percentage of completion basis) during the nine months ended September 30, 2005 compared with approximately 47.2% for the same period in 2004. In addition, revenues for the nine months ended September 30, 2004 include approximately $0.4 million of deferred development and construction revenue recognized upon the transfer of one of our on-campus participating properties (Coyote Village) to Weatherford College in April 2004.

MANAGEMENT SERVICES. Third party management revenues increased $0.7 million for the nine months ended September 30, 2005 compared with the same period in 2004. The increase was due to a full period of revenues earned during the nine months ended September 30, 2005 related to new management contracts that commenced in Fall 2004.

        RESIDENT SERVICES

Concurrent with our commencement of operations and our designation as a REIT, certain services previously provided to residents by our properties are now provided by our TRS. These services generally consist of food service and housekeeping (at Callaway House), and certain resident programming activities. These services are provided to the residents at market rates and, under an agreement between the TRS and the Operating Partnership, payments from residents are collected by the properties on behalf of the TRS in conjunction with their collection of rents. Revenue from resident services increased by $0.6 million for the nine months ended September 30, 2005 as compared to the same period in 2004. This increase is due to the nine months ended September 30, 2004 reflecting only approximately 1.5 months of resident services revenue, which was classified as such beginning with our IPO and concurrent formation of our TRS on August 17, 2004. Accordingly, resident services revenue for the nine months ended September 30, 2005 reflects a full period of revenue. As a business strategy, our level of services provided to residents by the TRS is only incidental to that which is necessary to maintain or increase occupancy.

        GENERAL AND ADMINISTRATIVE

General and administrative expenses (relating primarily to corporate operations) increased $0.9 million for the nine months ended September 30, 2005 compared with the same period in 2004. This increase resulted primarily from a compensation charge of approximately $0.4 million recorded during the nine months ended September 30, 2005 to reflect a separation agreement entered into with an executive officer in April 2005. In addition, the increase is also due to a full nine months of expenses incurred as a public company during 2005, additional expenses incurred in 2005 related to Sarbanes-Oxley Section 404 compliance costs, and general increases in corporate staffing due to normal inflationary increases in such items as payroll costs, benefits, and other related corporate items. These increases were offset by a compensation charge of approximately $2.1 million recorded during the nine months ended September 30, 2004 in connection with the issuance of profits interest units ("PIUs") to certain of our executive and senior officers in connection with our IPO.

        DEPRECIATION AND AMORTIZATION

Depreciation and amortization increased $5.0 million for the nine months ended September 30, 2005 compared with the same period in 2004 primarily due to the acquisition of seven properties during the first quarter of 2005, the opening of two owned off-campus properties in August 2004, and the opening of the one owned off-campus property in August 2005. In conjunction with the acquisition of the seven previously mentioned properties, a valuation was assigned to in-place leases which is amortized over the average remaining lease terms of the acquired leases (generally less than one year). This contributed approximately $1.1 million of additional depreciation and amortization expense for the nine months ended September 30, 2005.

Amortization of deferred financing costs decreased $0.1 million for the nine months ended September 30, 2005 compared with the same period in 2004 primarily due to two mortgage loans paid off in connection with our IPO. These decreases were offset by additional finance cost amortization during the nine months ended September 30, 2005 related to debt assumed or incurred in connection with the property acquisitions closed during the first quarter of 2005 as well as finance costs incurred under our revolving credit facility.

        INTEREST EXPENSE

Interest expense decreased $0.4 million for the nine months ended September 30, 2005 compared with the same period in 2004. This decrease was due to the retirement of two mortgage loans in connection with the IPO, offset by increases in interest related to debt assumed or incurred in relation to the acquisition of the seven previously mentioned properties in the first quarter 2005. These decreases were offset by an increase in interest expense incurred under our revolving credit facility. The nine months ended September 30, 2004 represented only approximately 1.5 months of interest on our revolving credit facility obtained in connection with the IPO, whereas the nine months ended September 30, 2005 represented approximately 6 months of interest on the facility, which was fully paid off in early July 2005.

        OTHER NONOPERATING INCOME

Other nonoperating income of approximately $0.4 million for the nine months ended September 30, 2005 represents a gain recognized related to insurance proceeds received for a fire that occurred at one of the Company's owned off-campus properties in 2003. Other nonoperating income of approximately $0.4 million for the nine months ended September 30, 2004 represents a gain recognized related to insurance proceeds received for hail damage that occurred at one of our on-campus participating properties in 2003.

        MINORITY INTERESTS

Minority interests during the nine months ended September 30, 2004 represent a minority partner's share of the net loss of four owned off-campus properties. We redeemed this minority partner's interest in connection with our IPO. Minority interests for the nine months ended September 30, 2005 represent the 0.7% interest in the net equity of our Operating Partnership held by common unitholders as well as a minority partner's interest in the University Village at Sweet Home property, which commenced operations in August 2005. See Note 7 in the accompanying Notes to Consolidated and Combined Financial Statements for a description of common units and the University Village at Sweet Home joint venture.

        DISCONTINUED OPERATIONS

Statement of Financial Accounting Standards ("SFAS") No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS, requires, among other items, that the operating results of real estate properties sold or classified as held for sale be included in discontinued operations in the statements of operations for all periods presented. University Village at San Bernardino, which was sold to Cal State University - San Bernardino in January 2005, is included in discontinued operations for both the nine month periods ended September 30, 2005 and 2004. The properties included in discontinued operations for the nine months ended September 30, 2004 also includes the Village at Riverside and other non-core assets that were distributed to our Predecessor owners as part of the IPO as well as an on-campus participating property (Coyote Village) whose ground lease was transferred to the Weatherford College in April 2004.

CASH FLOWS

        COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2005 AND SEPTEMBER 30,
2004

                OPERATING ACTIVITIES

Changes in working capital accounts provided approximately $3.1 million for the nine months ended September 30, 2005 while approximately $5.0 million was provided by working capital for the nine months ended September 30, 2004, a decrease of $1.9 million. This decrease was primarily due to an increase in accounts receivable from our third party development business related to the progress of projects currently underway, as well as insurance proceeds received in 2004 related to a fire that occurred at one of our owned off campus properties in 2003, and the subsequent use of those proceeds to rebuild the property. These items were slightly offset by an increase in accounts payable and accrued expenses resulting from the seven properties that we acquired in the first quarter of 2005.

                INVESTING ACTIVITIES

Investing activities utilized $132.3 million and $52.4 million during the nine months ended September 30, 2005 and 2004, respectively. The increase in 2005 relates to the following items: (i) the acquisition of seven properties in the first quarter of 2005, (ii) cash used in 2005 to fund the development of an on-campus participating property, and (iii) the purchase of investments with secondary equity offering proceeds in July 2005. This increase was offset by proceeds received from the sale of University Village at San Bernardino in January 2005 as well as a decrease in cash used to fund owned off-campus development properties. During the nine months ended September 30, 2005, two owned off-campus properties were under development and one owned off-campus property was in pre-development, while three properties were under development during the nine months ended September 30, 2004. For the nine months ended September 30, 2005 and 2004, our cash used in investing activities was comprised of the following:

                                                                             NINE MONTHS ENDED SEPTEMBER 30,
                                                                        ----------------------------------------
                                                                               2005                 2004
                                                                        -------------------  -------------------
        Property acquisitions                                             $      (72,763)      $            -
        Property dispositions                                                     28,023                    -
        Capital expenditures for on-campus participating properties                 (267)              (1,115)
        Capital expenditures for owned off campus properties                      (2,980)              (3,284)
        Investments in on-campus participating properties under
           development                                                           (16,013)                   -
        Investment in owned off-campus properties under development              (36,052)             (47,648)
        Purchase of non-real estate furniture, fixtures, and equipment              (520)                (304)
        Purchase of investments with secondary offering proceeds                 (31,682)                   -
                                                                        -------------------  -------------------
         Total                                                            $     (132,254)      $      (52,351)
                                                                        ===================  ===================

                FINANCING ACTIVITIES

Cash provided by financing activities totaled $118.1 million and $42.3 million for the nine months ended September 30, 2005 and 2004, respectively. Cash flows provided by financing activities for the nine months ended September 30, 2005 consisted primarily of proceeds received from our secondary equity offering, net of offering costs, of approximately $96.7 million in July 2005. Other significant financing activities occurring during the nine months ended September 30, 2005 included the receipt of proceeds from a bridge loan (subsequently converted to a mortgage loan) in the amount of $38.8 million and draws on a construction loan used to fund the development of an on-campus participating property in the amount of approximately $15.1 million. These proceeds were offset by the use of cash to fund distributions to our common and restricted stockholders in the amount of approximately $14.4 million as well as the use of cash to pay down our revolving credit (net of draws on the facility during the period) in the amount of approximately $11.8 million. Cash flows provided by financing activities for the nine months ended September 30, 2004 consisted primarily of proceeds received from our initial public offering, net of offering costs, of approximately $200.0 million in August 2004. Approximately $105.5 million of these proceeds was used to pay down mortgage and construction loan indebtedness, and an additional $85.9 million was used to redeem the interests of our Predecessor owners. In addition, during the nine months ended September 30, 2004, we received approximately $41.2 million in proceeds from construction loans used to fund the development of three owned off-campus properties.

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

The following table reflects the amounts related to our on-campus participating properties included in our consolidated/combined financial statements for the three and nine months ended September 30, 2005 and 2004:

                                                     THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                        SEPTEMBER 30,                       SEPTEMBER 30,
                                              --------------------------------     --------------------------------
                                                   2005              2004               2005              2004
                                              --------------    --------------     --------------    --------------
Revenues                                        $   3,637         $   3,328          $  12,263         $  12,135
Direct operating expenses (1)                       2,032             1,641              5,635             5,330
Amortization                                          913               950              2,675             2,660
Amortization of deferred financing costs               63                47                155               193
Ground/facility leases (2)                            245               302                697               698
                                              --------------    --------------     --------------    --------------
Net operating income                                  384               388              3,101             3,254
Interest income                                        53                23                105                36
Interest expense (3)                               (1,403)           (1,379)            (4,103)           (4,199)
Loss on disposition of property                         -                 -                  -               (39)
                                              --------------    --------------     --------------    --------------
NET LOSS (4)                                    $    (966)        $    (968)         $    (897)        $    (948)
                                              ==============    ==============     ==============    ==============

(1) Excludes property management fees of $0.2 million for both the three month periods ended September 30, 2005 and 2004, and $0.6 million during both the nine month periods ended September 30, 2005 and 2004. This expense and the corresponding fee revenue recognized by us have been eliminated in consolidation/combination. Also excludes allocation of expenses related to corporate management and oversight.
(2) Represents the universities' 50% share of the properties' net cash available for distribution after payment of operating expenses, debt service (including payment of principal) and capital expenditures.
(3) Interest expense is net of approximately $16,000 and $0.1 million of capitalized interest for the three and nine months ended September 30, 2005, respectively, related to Cullen Oaks Phase II, a recently completed project that was an additional phase of the Cullen Oaks on-campus participating property.
(4) Includes the results of Coyote Village, which was transferred to Weatherford College in April 2004. This property is classified as discontinued operations in the accompanying Consolidated and Combined Financial Statements contained in Item 1. Excludes income taxes associated with these properties, which are owned by our TRS subsequent to the IPO.

LIQUIDITY AND CAPITAL RESOURCES

        CASH BALANCES AND LIQUIDITY

As of September 30, 2005, excluding our on-campus participating properties, we had $40.3 million in cash and cash equivalents, restricted cash, and investments, as compared to $7.0 million in cash and cash equivalents, restricted cash, and investments as of as of December 31, 2004. This increase was due to the completion of our secondary equity offering in July 2005, which generated net proceeds of approximately $96.6 million. We used $50.2 million of the proceeds to pay off the balance on our revolving credit facility. An additional $14.7 million of the proceeds was used to fund development costs on University Village at Sweet Home, our recently completed owned off-campus property, and the two owned off-campus properties currently under development. As of September 30, 2005, our restricted cash and investments balance included approximately $31.7 million of remaining secondary offering proceeds, which were invested in commercial paper with varying maturities. Restricted cash at our properties primarily consists of escrow accounts held by lenders and resident security deposits, as required by law in certain states. Additionally, restricted cash as of December 31, 2004 included $0.8 million of funds held in escrow that were paid to our Predecessor owners in February 2005 in accordance with the terms of the Contribution Agreement executed in conjunction with the IPO.

As of September 30, 2005, our short-term liquidity needs included, but were not limited to, the following: (i) anticipated distribution payments to our stockholders and unitholders totaling approximately $23.4 million based on an anticipated annual distribution of $1.35 per share or unit, including additional common shares issued in connection with our secondary equity offering in July 2005 (as discussed below), and including distribution amounts required to maintain our REIT status and satisfy our current distribution policy, (ii) remaining development costs on our University Village at Sweet Home owned off-campus development project, estimated to be approximately $3.0 million,
(iii) remaining development costs on our Callaway Villas owned off-campus development project funded outside of the construction loan, estimated to be approximately $5.9 million, (iv) remaining development costs on our Village at Newark owned off-campus development project funded outside of the construction loan, estimated to be approximately $24.8 million, and (v) funds for other potential future acquisitions or development projects. We expect to meet our short-term liquidity requirements by using proceeds from our recent secondary equity offering, net cash provided by operations, borrowings under our revolving credit facility, and permanent property level debt.

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

        SECONDARY EQUITY OFFERING

On July 5, 2005, we consummated a secondary equity offering, consisting of the sale of 4,575,000 shares of our common stock at a price per share of $22.50, including 575,000 shares issued as a result of the underwriters' exercise of their over-allotment option in full at the closing. The offering generated gross proceeds of $102.9 million. The aggregate proceeds to us, net of the underwriters' discount and offering costs, were approximately $96.6 million. Approximately $50.2 million of these proceeds was used to repay the outstanding balance under our revolving credit facility.

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

Availability under the revolving credit facility is limited to an "aggregate borrowing base amount" equal to the lesser of (i) 65% of the value of certain properties, calculated as set forth in the credit facility, and (ii) the adjusted net operating income from these properties divided by a formula amount. The facility bears interest at a variable rate, at the Company's option, based upon a base rate or one-, two-, three-, or six-month LIBOR plus, in each case, a spread based upon the Company's total leverage. Additionally, the Company is required to pay an unused commitment fee ranging from 0.15% to 0.20% per annum, depending on the aggregate unused balance. In July 2005, the Company paid off the entire balance on the revolving credit facility using proceeds from its secondary equity offering. As of September 30, 2005, the total availability under the facility (subject to certain financial covenants) totaled approximately $89.4 million.

The terms of the facility include certain restrictions and covenants, which limit, among other items, the incurrence of additional indebtedness, liens, and the disposition of assets. The facility contains customary affirmative and negative covenants and also contains financial covenants that, among other things, require the Company to maintain certain minimum ratios of "EBITDA" (earnings before interest, taxes, depreciation and amortization) for interest expense and fixed charges. Before June 30, 2006, the Company may not pay distributions that exceed 100% of funds from operations for any four consecutive quarters. After June 30, 2006, the Company may not pay distributions that exceed 95% of funds from operations for any four consecutive quarters. The financial covenants also include consolidated net worth and leverage ratio tests. As of September 30, 2005, the Company was in compliance with all such covenants.

        DISTRIBUTIONS

We are required to distribute 90% of our REIT taxable income (excluding capital gains) on an annual basis in order to qualify as a REIT for federal income tax purposes. Accordingly, we intend to make, but are not contractually bound to make, regular quarterly distributions to common stockholders and common unit holders. All such distributions are at the discretion of the Board of Directors. We may be required to use borrowings under the credit facility, if necessary, to meet REIT distribution requirements and maintain our REIT status. The Board of Directors considers market factors and our Company's performance in addition to REIT requirements in determining distribution levels.

On November 10, 2005, the Company declared a distribution per share of $0.3375 which will be paid on December 1, 2005 to all common stockholders of record as of November 21, 2005. At the same time, the Operating Partnership will pay an equivalent amount per unit to holders of common units (formerly PIUs - See Note 7 in the accompanying Notes to Consolidated and Combined Financial Statements).

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

        INDEBTEDNESS

As of September 30, 2005, we had approximately $287.2 million of outstanding consolidated indebtedness (excluding unamortized debt premiums of approximately $4.6 million), comprised of $196.4 million in mortgage loan indebtedness secured by 13 of our owned off-campus properties, $32.6 million in mortgage and construction loans secured by two phases of an on-campus participating property, and $58.2 million in bond issuances secured by three of our on-campus participating properties. The weighted average interest rate on our consolidated indebtedness as of September 30, 2005 was 6.8%. All of our outstanding indebtedness is fixed rate except for our revolving credit facility and the Cullen Oaks Phase II construction loan discussed below. As of September 30, 2005, approximately 5.4% of our total consolidated indebtedness was variable rate debt, comprised of our construction loan utilized to fund the construction of the additional phase at our Cullen Oaks on-campus participating property.

                OWNED OFF-CAMPUS PROPERTIES

The following table contains certain summary information concerning the mortgage loan indebtedness that encumbers our owned off-campus properties, excluding unamortized debt premiums, as of September 30, 2005:

                                                                                                       BALANCE AS OF
                                                 ORIGINAL         INTNEREST          MATURITY          SEPTEMBER 30,
ASSET                                              DATE             RATE               DATE                 2005
-------------------------------------------  ----------------- ---------------- -------------------   ----------------
University Village at Boulder Creek             12/01/2002          5.71%            Nov 2012           $    16,364
River Club Apartments                           07/28/2000          8.18%            Aug 2010                18,389
River Walk Townhomes                            08/31/1999          8.00%            Sep 2009                 7,616
Village at Alafaya Club                         07/11/2000          8.16%            Aug 2010     (1)        20,320
Village at Blacksburg                           12/15/2000          7.50%            Jan 2011                21,167
Commons on Apache                               05/14/1999          7.66%            Jun 2009                 7,588
Callaway House                                  03/30/2001          7.10%            Apr 2011                19,543
University Club Tallahassee                     11/01/2002          7.99%            Oct 2010                13,478
The Grove at University Club                    04/01/2003          5.75%            Mar 2013                 4,360
College Club Tallahassee                        01/01/2003          6.74%            Dec 2011                 8,834
University Club Gainesville                     11/01/1999          7.88%            Nov 2009                 8,464
City Parc at Fry Street                         10/05/2004          5.96%            Sep 2014                11,703
The Estates                                     05/26/2005          5.20%            Jun 2015                38,630
                                                                                                      ----------------
Total                                                                                                   $    196,456
                                                                                                      ================

(1) Represents the Anticipated Repayment Date, as defined in the loan agreement. If the loan is not repaid on the Anticipated Repayment Date, then certain monthly payments including excess cash flow, as defined, become due through the maturity date of August 2030.

The weighted average interest rate of such indebtedness was 6.9% as of September 30, 2005. Each of these mortgages is a non-recourse obligation subject to customary exceptions. Each of these mortgages has a 30 year amortization, and none are cross-defaulted or cross-collateralized to any other indebtedness. The loans generally may not be prepaid prior to maturity; in certain cases, prepayment is allowed, subject to prepayment penalties.

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

The following table sets forth certain information concerning these bond financings:

                                                                                                       BALANCE AS OF
                                                 ORIGINAL         ORIGINAL           MATURITY          SEPTEMBER 30,
ASSET                                              DATE             TERM               DATE                 2005
-------------------------------------------  ----------------- ---------------- -------------------   ----------------
University Village-PVAMU (1)                     Sep 1999          24 years          Sep 2023           $    30,070
University College-PVAMU (Phase I) (2)           May 2001          22 years          Aug 2025                19,410
University College-PVAMU (Phase II) (2)          Jul 2003          25 years          Aug 2028                 4,135
University Village-TAMIU (1)                     Sep 1999          24 years          Sep 2023                 4,600
                                                                                                      ----------------
Total                                                                                                   $    58,215
                                                                                                      ================

(1) Part of combined bond issuance. Separate loan agreements are not cross-collateralized or cross-defaulted.
(2)  Multiple financings of single facility.

Cullen Oaks Phase I is currently encumbered by a mortgage loan originated in September 2000 in the original principal amount of approximately $17.7 million. The loan bears interest at the Prime rate, or LIBOR plus 1.9%, at our election with principal amortizing on a 30 year schedule. We have in place an interest rate swap agreement which effectively caps the interest on the outstanding balance as of September 30, 2005 of approximately $16.9 million at 5.5%. The loan matures in November 2008. Pursuant to the Leases, in the event the leasehold estate does not achieve Financial Break Even (defined as revenues less operating expenses, excluding management fees, less debt service), the applicable Lessor would be required to make a rental payment, also known as the Contingent Payment, sufficient to achieve Financial Break Even. The Contingent Payment provision remains in effect until such time as any financing placed on the facilities would receive an investment grade rating without the Contingent Payment provision. In the event that the Lessor is required to make a Contingent Payment, future net cash flow distributions would be first applied to repay such Contingent Payments and then to unpaid management fees prior to normal distributions Pursuant to the leases, in the event the leasehold estates do not. In turn, we have guaranteed payment of this property's indebtedness. In addition, in December 2004, we obtained a construction loan to finance the Cullen Oaks Phase II on-campus participating property, which was completed in August 2005. For each borrowing, we have the option of choosing the Prime rate or LIBOR plus 2.0%. The balance on this construction loan as of September 30, 2005 was approximately $15.7 million, bearing interest at a weighted average rate of 5.8%. The total availability under this construction loan is $17.0 million and the loan requires payments of interest only through June 2006, at which time we have the option to extend the maturity date to November 2008 and convert the loan to a 30-year amortization basis.

The weighted average interest rate of the indebtedness encumbering our on-campus participating properties was 6.7% at September 30, 2005.

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

The following table presents a reconciliation of our FFO to our net (loss) income:

                                            COMPANY              PREDECESSOR            COMPANY               PREDECESSOR
                                ------------------------------ --------------- ----------------------------- --------------
                                                  PERIOD FROM    PERIOD FROM                   PERIOD FROM    PERIOD FROM
                                 THREE MONTHS      AUGUST 17,       JULY 1,      NINE MONTHS    AUGUST 17,     JANUARY 1,
                                    ENDED           2004 TO        2004 TO          ENDED         2004 TO       2004 TO
                                 SEPTEMBER 30,   SEPTEMBER 30,    AUGUST 16,    SEPTEMBER 30,  SEPTEMBER 30,   AUGUST 16,
                                     2005            2004           2004            2005           2004           2004
----------------------------------------------- -------------- --------------- -------------- -------------- --------------
 Net (loss) income               $        (596)  $     (1,538)  $      (3,670)  $      5,804   $     (1,538)  $     (3,141)
 Minority interests                         10             (1)            (85)            85             (1)          (129)
 (Gain) loss from disposition
   of real estate                            -              -               -         (5,883)             -             39
 Real estate related
 depreciation and amortization:
   Real estate related
     depreciation and
     amortization                        4,269          1,401           1,218         12,143          1,401           5,749
   Discontinued operations
     depreciation and
     amortization                            -              -             110              -              -             285
   Furniture, fixtures, and
     equipment depreciation               (116)           (36)            (40)          (320)           (36)           (181)
                                 -------------- -------------- --------------- -------------- -------------- ---------------
 FUNDS FROM OPERATIONS ("FFO")    $      3,567   $       (174)  $      (2,467)  $     11,829   $       (174)  $       2,622
                                 ============== ============== =============== ============== ============== ===============

 FFO PER SHARE - BASIC            $       0.21   $      (0.01)                  $       0.84   $      (0.01)
                                 ============== ==============                 ============== ==============
 FFO PER SHARE - DILUTED          $       0.21   $      (0.01)                  $       0.83   $      (0.01)
                                 ============== ==============                 ============== ==============

 Weighted average common shares
   outstanding:
     Basic                          17,005,462     12,290,256                     14,100,631     12,290,256
                                 ============== ==============                 ============== ==============
     Diluted                        17,174,663     12,411,256                     14,263,981     12,411,256
                                 ============== ==============                 ============== ==============

While our on-campus participating properties contributed $3.6 million and $3.3 million to our revenues for the three months ended September 30, 2005 and 2004, and $12.3 million and $11.8 million to our revenues for the nine months ended September 30, 2005 and 2004, respectively, under our participating ground leases, we and the participating university systems each receive 50% of the properties' net cash available for distribution after payment of operating expenses, debt service (which includes significant amounts towards repayment of principal) and capital expenditures. A substantial portion of our revenues attributable to these properties is reflective of cash that is required to be used for capital expenditures and for the amortization of applicable property indebtedness. These amounts do not increase our economic interest in these properties or otherwise benefit us since our interest in the properties terminates upon the repayment of the applicable property indebtedness.

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

Funds From Operations--Modified for Operational Performance of On-Campus Participating Properties:

                                            COMPANY              PREDECESSOR            COMPANY               PREDECESSOR
                                ------------------------------ --------------- ----------------------------- --------------
                                                  PERIOD FROM    PERIOD FROM                   PERIOD FROM    PERIOD FROM
                                 THREE MONTHS      AUGUST 17,       JULY 1,      NINE MONTHS    AUGUST 17,     JANUARY 1,
                                    ENDED           2004 TO        2004 TO          ENDED         2004 TO       2004 TO
                                 SEPTEMBER 30,   SEPTEMBER 30,    AUGUST 16,    SEPTEMBER 30,  SEPTEMBER 30,   AUGUST 16,
                                     2005            2004           2004            2005           2004           2004
----------------------------------------------- -------------- --------------- -------------- -------------- --------------
Funds from operations            $       3,567   $       (174)  $      (2,467)  $     11,829   $       (174)  $      2,622
Elimination of operations of
  on-campus participating
  properties:
Net loss from on-campus
  participating properties (1)             966            156             812            897            156            753
Amortization of investment in
  on-campus participating
  properties                              (913)          (438)           (512)        (2,675)          (438)        (2,222)
                                --------------- -------------- --------------- -------------- -------------- --------------
                                         3,620           (456)         (2,167)        10,051           (456)         1,153

Modifications to reflect
  operational performance of
  on-campus participating
  properties:
 Our share of net cash flow (2)            245            100             202            697            100            598
 Management fees                           167             97              61            588             97            489
 On-campus participating
   properties development
   fees (3)                                253               -              -          1,068              -              -
                                --------------- -------------- --------------- -------------- -------------- --------------
Impact of on-campus
  participating properties                 665            197             263          2,353            197          1,087
                                --------------- -------------- --------------- -------------- -------------- --------------
FUNDS FROM OPERATIONS - MODIFIED
  FOR OPERATIONAL PERFORMANCE OF
  ON-CAMPUS PARTICIPATING
  PROPERTIES ("FFOM")            $       4,285   $       (259)  $      (1,904)  $     12,404   $       (259)  $      2,240
                                =============== ============== =============== ============== ============== ==============

FFOM per share - basic           $        0.25   $      (0.02)                  $       0.88   $      (0.02)
                                =============== ==============                 ============== ==============
FFOM per share - diluted         $        0.25   $      (0.02)                  $       0.87   $      (0.02)
                                =============== ==============                 ============== ==============
Weighted average common shares
outstanding:
    Basic                           17,005,462     12,290,256                     14,100,631    12,290,256
                                =============== ==============                 ============== ==============
    Diluted                         17,174,663     12,411,256                     14,263,981    12,411,256
                                =============== ==============                 ============== ==============

(1) Excludes the loss on the sale of an on-campus participating property of $39,000 during the period from January 1, 2004 to August 16, 2004, which has already been reflected in the calculation of FFO above.
(2) 50% of the properties' net cash available for distribution after payment of operating expenses, debt service (including repayment of principal) and capital expenditures. Represents amounts accrued for the interim periods.
(3) Development and construction management fees related to the Cullen Oaks Phase II on-campus participating property, which was completed in August 2005.

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

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

EXHIBIT NO.     DESCRIPTION
------------    ----------------------------------------------------------------
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

        Dated:  November 11, 2005



                                    AMERICAN CAMPUS COMMUNITIES, INC.


                                           BY:  /s/ WILLIAM C. BAYLESS, JR.
                                              ----------------------------------
                                              WILLIAM C. BAYLESS, JR.
                                              PRESIDENT AND CHIEF EXECUTIVE
                                              OFFICER


                                           BY:  /s/ BRIAN B. NICKEL
                                              ----------------------------------
                                              BRIAN B. NICKEL
                                              EXECUTIVE VICE PRESIDENT, CHIEF
                                              FINANCIAL OFFICER AND SECRETARY


                                           BY:  /s/ JONATHAN A. GRAF
                                              ----------------------------------
                                              JONATHAN A. GRAF
                                              SENIOR VICE PRESIDENT,
                                              CHIEF ACCOUNTING OFFICER AND
                                              TREASURER