Form 10-K
period 2005-12-31
AMERICAN CAMPUS COMMUNITIES INC
filed 2006-03-13
CIK 1283630

--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

/X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the fiscal year ended December 31, 2005.

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period From _______________ to _______________.

                        Commission file number 001-32265

                        AMERICAN CAMPUS COMMUNITIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                MARYLAND                                        76-0753089
      (STATE OR OTHER JURISDICTION                            (IRS EMPLOYER
     OF INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)

805 LAS CIMAS PARKWAY, SUITE 400 AUSTIN, TX                       78746
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                       (ZIP CODE)

                                 (512) 732-1000

              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

    (TITLE OF EACH CLASS)           (NAME OF EACH EXCHANGE ON WHICH REGISTERED)
---------------------------------   -------------------------------------------
  Common Stock, $.01 par value                 New York Stock Exchange

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as
defined in Rule 405 of the Securities Act. Yes / /   No /X/

Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or Section 15(d) of the Act. Yes / /   No /X/

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Large accelerated filer Accelerated filer X Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes / / No /X/

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was $152,852,078 based on the last sale price of the common equity on June 30, 2005, which is the last business day of the Company's most recently completed second quarter.

There were 17,190,000 shares of the Company's common stock with a par value of $0.01 per share outstanding as of the close of business on March 6, 2006.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III of this report incorporates information by reference from the definitive Proxy Statement for the 2006 Annual Meeting of Stockholders.

                                                FORM 10-K
                                   FOR THE YEAR ENDED DECEMBER 31, 2005

                                            TABLE OF CONTENTS

                                                                                               PAGE NO.
                                                                                             -----------
PART I.
  Item 1.       Business                                                                           1
  Item 1A.      Risk Factors                                                                       7
  Item 1B.      Unresolved Staff Comments                                                         16
  Item 2.       Properties                                                                        16
  Item 3.       Legal Proceedings                                                                 19
  Item 4.       Submission of Matters to a Vote of Security Holders                               19

PART II.
  Item 5.       Market for Registrant's Common Equity and Related Stockholder Matters             20
  Item 6.       Selected Financial Data                                                           22
  Item 7.       Management's  Discussion and Analysis of Financial  Condition and Results of
                Operations                                                                        23
  Item 7A.      Quantitative and Qualitative Disclosures About Market Risk                        43
  Item 8.       Financial Statements and Supplementary Data                                       43
  Item 9.       Changes in and  Disagreements  with  Accountants on Accounting and Financial
                Disclosure                                                                        43
  Item 9A.      Controls and Procedures                                                           43

PART III.
  Item 10.      Directors and Executive Officers of the Registrant                                45
  Item 11.      Executive Compensation                                                            45
  Item 12.      Security Ownership of Certain Beneficial Owners and Management                    45
  Item 13.      Certain Relationships and Related Transactions                                    45
  Item 14.      Principal Accounting Fees and Services                                            45

PART IV.
  Item 15.      Exhibits and Financial Statement Schedules                                        46

SIGNATURES                                                                                        51

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

American Campus Communities, Inc. (referred to herein as "the Company," "us," "we," and "our") is a real estate investment trust ("REIT") that was incorporated on March 9, 2004 and commenced operations effective with the completion of our initial public offering ("IPO") on August 17, 2004. Through our controlling interest in American Campus Communities Operating Partnership LP (the "Operating Partnership") and American Campus Communities Services, Inc., (our taxable REIT subsidiary or "TRS"), we are one of the largest owners, managers and developers of high quality student housing properties in the United States in terms of beds owned and under management. We are a fully integrated, self-managed and self-administered equity REIT with expertise in the acquisition, design, financing, development, construction management, leasing and management of student housing properties.

Concurrent with the consummation of various formation transactions, our IPO consisted of the sale of 12,615,000 shares of the Company's common stock at a price per share of $17.50, including the exercise of the underwriters' over-allotment option. Gross proceeds to the Company were approximately $220.8 million (approximately $197.8 million net of the underwriters' discount and offering costs). As part of the various formation transactions, we redeemed the ownership interests of our Predecessor owners, acquired a minority ownership interest in four owned off-campus properties, repaid certain construction and permanent indebtedness, distributed an owned off-campus property and other non-core assets to our Predecessor owners, and entered into a revolving credit facility. In addition, on July 5, 2005, we completed an equity offering, consisting of the sale of 4,575,000 shares of the Company's common stock at a price per share of $22.50, including the exercise of the underwriters' over-allotment option. The offering generated gross proceeds of approximately $102.9 million (approximately $96.6 million net of the underwriters' discount and offering costs).

As of December 31, 2005, our property portfolio contained 25 student housing properties with approximately 17,100 beds and 5,600 apartment units, consisting of 21 owned off-campus properties that are in close proximities to colleges and universities and four on-campus participating properties operated under ground/facility leases with the related university systems. The four on-campus participating properties include an additional phase (Phase II) at Cullen Oaks, consisting of 354 beds and 180 units, which was completed in August 2005. These communities contain modern housing units, offer resort-style amenities and are supported by a resident assistant system and other student-oriented programming.

Through the TRS, we also provide construction management and development services for student housing properties owned by colleges and universities, charitable foundations, and others. As of December 31, 2005, the Company provided third party management and leasing services for 17 student housing properties (12 of which the Company served as the third party developer and construction manager) that represented approximately 10,000 beds in approximately 4,100 units. Third party management and leasing services are typically provided pursuant to multi-year management contracts that have initial terms that range from one to five years. As of December 31, 2005, our total owned and managed portfolio included 42 properties that represented approximately 27,100 beds in approximately 9,700 units.

BUSINESS OBJECTIVES, INVESTMENT STRATEGIES, AND OPERATING SEGMENTS

        BUSINESS OBJECTIVES

Our primary business objectives are to create long-term stockholder value by deploying capital to develop, redevelop, acquire and operate student housing communities, and to sell communities when they no longer meet our long-term investment strategy or when market conditions are favorable. We believe we can achieve these objectives by continuing to implement our investment strategies and successfully manage our operating segments, which are described in more detail below.

        INVESTMENT STRATEGIES

We seek to own high quality, well designed and well located student housing properties. We seek to acquire or develop properties in under-serviced markets that have stable or increasing student populations, are in submarkets with high barriers to entry and provide opportunities for substantial economic growth as a result of their differentiated design and close proximity to campuses, or through our superior operational capabilities. We believe that our reputation and close relationship with universities give us an advantage in sourcing acquisitions and developments and obtaining municipal approvals and community support for our development projects.

ACQUISITIONS: During 2005, we acquired seven properties containing 3,118 beds in 978 units for an aggregate contract purchase price of $120.2 million, not including closing costs, anticipated capital expenditures, and initial integration expenses necessary to bring the properties up to our operating standards. Also, as of December 31, 2005, we were in the due diligence period related to the acquisition of 13 operating properties and one development property. The acquisition of the 13 operating properties was consummated on March 1, 2006, with acquisition of the one development property anticipated to be closed during the third quarter of 2006. We believe that our relationship with university systems and individual educational institutions, our knowledge of the student housing market and our prominence as the first publicly-traded REIT focused exclusively on student housing in the United States will afford us a competitive advantage in acquiring additional student housing properties.

DEVELOPMENT: Since 1996, we have developed nine of our owned properties, consisting of five owned off-campus properties and four on-campus participating properties. This includes one owned off-campus property and an additional phase at one of our existing on-campus participating properties that each opened for occupancy in August 2005. In addition, as of December 31, 2005, we had two owned-off campus properties under development with a total combined development budget of approximately $110.4 million. These two properties are scheduled to open for occupancy in August 2006 and Summer 2007.

Our experienced development staff intends to continue to identify and acquire land parcels in close proximity to colleges and universities that offer location advantages or that allow for the development of unique products that offer a competitive advantage. We will also continue to benefit from opportunities derived from our extensive network with colleges and universities as well as our relationship with certain developers with whom we have previously developed off-campus student housing properties.

        OPERATING SEGMENTS

We define business segments by their distinct customer base and service provided. We have identified four reportable segments: Owned Off-Campus Properties, On-Campus Participating Properties, Development Services, and Property Management Services. For a detailed financial analysis of our segments' results of operations and financial position, please refer to Note 17 in the accompanying Notes to Consolidated and Combined Financial Statements contained in Item 8.

        PROPERTY OPERATIONS

UNIQUE LEASING CHARACTERISTICS: Student housing properties are typically leased by the bed on an individual lease liability basis, unlike multifamily housing where leasing is by the unit. Individual lease liability limits each resident's liability to his or her own rent without liability for a roommate's rent. A parent or guardian is required to execute each lease as a guarantor unless the resident provides adequate proof of income. The number of lease contracts that we administer is therefore equivalent to the number of beds occupied and not the number of units. Unlike traditional multifamily housing, most of our leases commence and terminate on the same dates and may have terms of 9, 10, or 12 months. (Please refer to the property table contained in Item 2 - Properties for a listing of the typical lease terms at our properties.) As an example, in the case of our typical 12-month leases, the commencement date coincides with the commencement of the respective university's Fall academic term and the termination date is the date of the last subsequent summer school session. As such, we must re-lease each property in its entirety each year.

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

OWNED OFF-CAMPUS PROPERTIES: As of December 31, 2005, our Owned Off-Campus Properties segment consisted of 21 owned off-campus properties within close proximity to 25 colleges and universities in ten states. Off-campus properties are generally located in close proximity to the school campus, generally with pedestrian, bicycle, or University shuttle access. We tend to offer more relaxed rules and regulations than on-campus housing that is generally more appealing to upper-classmen. We believe that the support of colleges and universities can be beneficial to the success of our off-campus properties. We actively seek to have these institutions recommend our off-campus facilities to their students or to provide us with mailing lists so that we may directly market to students and parents. In some cases, the institutions actually promote our off-campus facilities in their recruiting and admissions literature. In cases where the educational institutions do not offer recommendations for off-campus housing or mailing lists, most nonetheless provide lists of suitable properties to their students, and we continually work to ensure that our properties are on these lists in each of the markets that we serve.

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

ON-CAMPUS PARTICIPATING PROPERTIES: Our On-Campus Participating Properties segment includes on-campus properties owned by our TRS that are operated under ground/facility leases with the related university systems. We participate with two university systems in the operations and cash flows of four on-campus participating properties under long-term ground/facility leases. The subject universities hold title to both the land and improvements on these properties.

Under our ground/facility leases, we receive an annual distribution representing 50% of these properties' net cash available for distribution after payment of operating expenses (which includes our management fees), debt service (which includes repayment of principal) and capital expenditures. We also manage these properties under multi-year management agreements and are paid a management fee representing 5% of receipts. We have developed each of our on-campus participating properties. For purposes of our consolidated financial statements contained in Item 8, the development fee earned by our TRS during the construction period is deferred and recognized in revenue over the term of the underlying ground leases. However, for purposes of our calculation of Funds from Operations - Modified for Operational Performance of On-Campus Participating Properties ("FFOM") contained in Item 7, we reflect such development fees as earned over the construction period based on the percentage-of-completion method.

While the terms of each specific ground/facility lease agreement tend to vary in certain respects, the following terms are generally common to all: (i) a term of 30-40 years, subject to early termination upon repayment of the related financing, which generally has a 25-year amortization; (ii) ground/facility lease rent of a nominal amount (e.g., $100 per annum over the lease term) plus 50% of net cash flow; (iii) the right of first refusal by the institution to purchase our leasehold interest in the event we propose to sell it to any third party; (iv) an obligation by the educational institution to promote the project, include information relative to the project in brochures and mailings and to permit us to advertise the project; (v) the requirement to receive the educational institution's consent to increase rental rates by a percentage greater than the percentage increase in our property operating expenses plus the amount of any increases in debt service, and (vi) the option of the institution to purchase our interest in and assume management of the facility, with the purchase price calculated at the discounted present cash value of our leasehold interest, resulting in a significant reduction in our portfolio but not necessarily our net income.

We do not have access to the cash flows and working capital of these on-campus participating properties except for the annual net cash distribution. Additionally, a substantial portion of these properties' cash flow is dedicated to capital reserves required under the applicable property indebtedness and to the amortization of such indebtedness. These amounts do not increase our economic interest in these properties since our interest, including our right to share in the net cash available for distribution from the properties, terminates upon the amortization of their indebtedness. Our economic interest in these properties is therefore limited to our interest in the net cash flow, management fees, and development fees from these properties. Accordingly, when considering these properties' contribution to our operations, we focus upon our share of these properties' net cash available for distribution and the management/development fees that we receive from these properties rather than upon their contribution to our gross revenues and expenses for financial reporting purposes.

Our on-campus participating properties are susceptible to some of the same risks as our owned off-campus properties, including: (i) seasonality in rents; (ii) annual re-leasing that is highly dependent on marketing and university admission policies; and (iii) competition for tenants from other on-campus housing operated by educational institutions or other off-campus properties.

        THIRD PARTY SERVICES

Our third party services consist of development services and management services and are typically provided to university and college clients. The majority of our third party management services are provided to clients for whom we also provide development services. While management evaluates the operational performance of our third party services based on the distinct segments identified below, at times we also evaluate these segments on a combined basis.

DEVELOPMENT SERVICES: Our Development Services segment consists of development and construction management services that we provide through our TRS for third party owners. These services range from short-term consulting projects to long-term full-scale development and construction projects. Revenues earned on such contracts are generally recognized based on the percentage-of-completion method. We typically provide these services to colleges and universities seeking to modernize their on-campus student housing properties. They look to us to bring our student housing experience and expertise to ensure they develop marketable, functional, and financially sustainable facilities. Educational institutions usually seek to build housing that will enhance their recruitment and retention of students while facilitating their academic objectives. Most of these development service contracts are awarded via a competitive request for proposal ("RFP") process that qualifies developers based on their overall capability to provide specialized student housing design, development, construction management, financial structuring, and property management services. Our development services typically include pre-development, design and financial structuring services. Our pre-development services typically include feasibility studies for third party owners and design services. Feasibility studies include an initial feasibility analysis, review of conceptual design, and assistance with master planning. Some of the documents produced in this process include the conceptual design documents, preliminary development and operating budgets, cash flow projections and a preliminary market assessment. Our design services include coordination with the architect and other members of the design team, review of construction plans and assistance with project due diligence and project budgets.

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

PROPERTY MANAGEMENT SERVICES: Our Property Management Services segment, conducted by our TRS, includes revenues generated from third party management contracts in which we are typically responsible for all aspects of operations, including marketing, leasing administration, facilities maintenance, business administration, accounts payable, accounts receivable, financial reporting, capital projects, and residence life student development. As of December 31, 2005, we provided third party management and leasing services for 17 student housing properties that represented approximately 10,000 beds in approximately 4,100 units, 12 of which we developed. We provide these services pursuant to multi-year management agreements (generally ranging between one to five years).

There are several housing options that compete with our third party managed properties including, but not limited to, multifamily housing, for-rent single family dwellings, other off-campus specialized student housing and the aforementioned on-campus participating properties.

AMERICANS WITH DISABILITIES ACT AND FEDERAL FAIR HOUSING ACT

Many laws and governmental regulations are applicable to our properties and changes in the laws and regulations, or their interpretation by agencies and the courts, occur frequently. Our properties must comply with Title III of the Americans with Disabilities Act, or ADA, to the extent that such properties are "public accommodations" as defined by the ADA. The ADA may require removal of structural barriers to access by persons with disabilities in certain public areas of our properties where such removal is readily achievable. We believe that the existing properties are in substantial compliance with the ADA and that we will not be required to make substantial capital expenditures to address the requirements of the ADA. However, noncompliance with the ADA could result in imposition of fines or an award of damages to private litigants. The obligation to make readily achievable accommodations is an ongoing one, and we intend to continue to assess our properties and to make alterations as appropriate in this respect.

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

EMPLOYEES

As of December 31, 2005, we had approximately 828 employees, consisting of:

        o approximately 268 on-site employees in our owned off-campus properties segment, including 115 Resident Assistants;

        o approximately 105 on-site employees in our on-campus participating properties segment, including 44 Resident Assistants;

        o approximately 381 employees in our property management services segment, including 355 on-site employees and 26 corporate office employees;

        o approximately 24 corporate office employees in our development services segment; and

        o approximately 50 executive, corporate administration and financial personnel.

Our employees are not currently represented by a labor union.

OFFICES AND WEBSITE

Our principal executive offices are located at 805 Las Cimas Parkway, Suite 400, Austin, Texas 78746. Our telephone number at that location is (512) 732-1000.

We file our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other reports required by Sections 13(a) and 15(d) of the Securities Exchange Act of 1934. You may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The address of that site is www.sec.gov.

Our website is located at www.americancampuscommunities.com or www.studenthousing.com. We make available free of charge through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Securities Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our website also contains copies of our Corporate Governance Guidelines and Code of Business Ethics as well as the charters of our Nominating and Corporate Governance, Audit, and Compensation committees. The information on our website is not part of this filing.

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

Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following: general risks affecting the real estate industry; risks associated with the availability and terms of financing and the use of debt to fund acquisitions and developments; failure to manage effectively our growth and expansion into new markets or to integrate acquisitions successfully; risks and uncertainties affecting property development and construction; risks associated with downturns in the national and local economies, increases in interest rates, and volatility in the securities markets; costs of compliance with the Americans with Disabilities Act and other similar laws; potential liability for uninsured losses and environmental contamination; risks associated with our Company's potential failure to qualify as a REIT under the Internal Revenue Code of 1986 (the "Code"), as amended, and possible adverse changes in tax and environmental laws; and the other factors discussed in the "Risk Factors" contained in Item 1A of this report.

ITEM 1A. RISK FACTORS

THE FOLLOWING RISK FACTORS MAY CONTAIN DEFINED TERMS THAT ARE DIFFERENT FROM THOSE USED IN OTHER SECTIONS OF THIS REPORT. UNLESS OTHERWISE INDICATED, WHEN USED IN THIS SECTION, THE TERMS "WE" AND "US" REFER TO AMERICAN CAMPUS COMMUNITIES, INC. AND ITS SUBSIDIARIES, INCLUDING AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP LP, OUR OPERATING PARTNERSHIP, AND THE TERM "SECURITIES" REFERS TO SHARES OF COMMON STOCK OF AMERICAN CAMPUS COMMUNITIES, INC. AND UNITS OF LIMITED PARTNERSHIP INTEREST IN OUR OPERATING PARTNERSHIP.

THE FACTORS DESCRIBED BELOW REPRESENT THE COMPANY'S PRINCIPAL RISKS. OTHER FACTORS MAY EXIST THAT THE COMPANY DOES NOT CONSIDER TO BE SIGNIFICANT BASED ON INFORMATION THAT IS CURRENTLY AVAILABLE OR THAT THE COMPANY IS NOT CURRENTLY ABLE TO ANTICIPATE.

RISKS RELATED TO OUR PROPERTIES AND OUR BUSINESS

OUR RESULTS OF OPERATIONS ARE SUBJECT TO AN ANNUAL LEASING CYCLE, SHORT LEASE-UP PERIOD, SEASONAL CASH FLOWS, CHANGING UNIVERSITY ADMISSION AND HOUSING POLICIES AND OTHER RISKS INHERENT IN THE STUDENT HOUSING INDUSTRY.

We generally lease our owned properties under 12-month leases, and in certain cases, under ten-month, nine-month or shorter-term semester leases. As a result, we may experience significantly reduced cash flows during the summer months at properties leased under leases having terms shorter than 12 months. Furthermore, all of our properties must be entirely re-leased each year, exposing us to increased leasing risk. In addition, we are subject to increased leasing risk on our properties under construction and future acquired properties based on our lack of experience leasing those properties and unfamiliarity with their leasing cycles. Student housing properties are also typically leased during a limited leasing season that usually begins in January and ends in August of each year. We are therefore highly dependent on the effectiveness of our marketing and leasing efforts and personnel during this season.

Changes in university admission policies could adversely affect us. For example, if a university reduces the number of student admissions or requires that a certain class of students, such as freshman, live in a university owned facility, the demand for beds at our properties may be reduced and our occupancy rates may decline. While we may engage in marketing efforts to compensate for such change in admission policy, we may not be able to effect such marketing efforts prior to the commencement of the annual lease-up period or our additional marketing efforts may not be successful.

We rely on our relationships with colleges and universities for referrals of prospective student-tenants or for mailing lists of prospective student-tenants and their parents. Many of these colleges and universities own and operate their own competing on-campus facilities. Any failure to maintain good relationships with these colleges and universities could therefore have a material adverse effect on us. If colleges and universities refuse to make their lists of prospective student-tenants and their parents available to us or increase the costs of these lists, there could be a material adverse effect on us.

Federal and state laws require colleges to publish and distribute reports of on-campus crime statistics, which may result in negative publicity and media coverage associated with crimes occurring on or in the vicinity of our on-campus participating properties. Reports of crime or other negative publicity regarding the safety of the students residing on, or near, our properties may have an adverse effect on both our on-campus and off-campus business.

WE FACE SIGNIFICANT COMPETITION FROM UNIVERSITY-OWNED ON-CAMPUS STUDENT HOUSING, FROM OTHER OFF-CAMPUS STUDENT HOUSING PROPERTIES AND FROM TRADITIONAL MULTIFAMILY HOUSING LOCATED WITHIN CLOSE PROXIMITY TO UNIVERSITIES.

On-campus student housing has certain inherent advantages over off-campus student housing in terms of physical proximity to the university campus and integration of on-campus facilities into the academic community. Colleges and universities can generally avoid real estate taxes and borrow funds at lower interest rates than us and other private sector operators. We also compete with national and regional owner-operators of off-campus student housing in a number of markets as well as with smaller local owner-operators.

Currently, the industry is fragmented with no participant holding a significant market share. There are a number of student housing complexes that are located near or in the same general vicinity of many of our owned properties and that compete directly with us. Such competing student housing complexes may be newer than our properties, located closer to campus, charge less rent, possess more attractive amenities or offer more services or shorter term or more flexible leases.

Rental income at a particular property could also be affected by a number of other factors, including the construction of new on-campus and off-campus residences, increases or decreases in the general levels of rents for housing in competing communities, increases or decreases in the number of students enrolled at one or more of the colleges or universities in the market of the property and other general economic conditions.

We believe that a number of other large national companies with substantial financial and marketing resources may be potential entrants in the student housing business. The entry of one or more of these companies could increase competition for students and for the acquisition, development and management of other student housing properties.

WE MAY BE UNABLE TO SUCCESSFULLY COMPLETE AND OPERATE OUR PROPERTIES OR OUR THIRD PARTY DEVELOPED PROPERTIES.

We intend to continue to develop and construct student housing in accordance with our growth strategies. These activities may also include any of the following risks:

        o we may be unable to obtain financing on favorable terms or at all;

        o we may not complete development projects on schedule, within budgeted amounts or in conformity with building plans and specifications;

        o we may encounter delays or refusals in obtaining all necessary zoning, land use, building, occupancy and other required governmental permits and authorizations;

        o occupancy and rental rates at newly developed or renovated properties may fluctuate depending on a number of factors, including market and economic conditions, and may reduce or eliminate our return on investment;

        o we may become liable for injuries and accidents occurring during the construction process and for environmental liabilities, including off-site disposal of construction materials;

        o we may decide to abandon our development efforts if we determine that continuing the project would not be in our best interests; and

        o we may encounter strikes, weather, government regulations and other conditions beyond our control.

Our newly developed properties will be subject to risks associated with managing new properties, including lease-up and integration risks. In addition, new development activities, regardless of whether or not they are ultimately successful, typically will require a substantial portion of the time and attention of our development and management personnel. Newly developed properties may not perform as expected.

We anticipate that we will, from time to time, elect not to proceed with ongoing development projects. If we elect not to proceed with a development project, the development costs associated therewith will ordinarily be charged against income for the then-current period. Any such charge could have a material adverse effect on our results of operations in the period in which the charge is taken.

We may in the future develop properties nationally, internationally or in geographic regions other than those in which we currently operate. We do not possess the same level of familiarity with development in these new markets, which could adversely affect our ability to develop such properties successfully or at all or to achieve expected performance. Future development opportunities may not be available to us on terms that meet our investment criteria or we may be unsuccessful in capitalizing on such opportunities. Our ability to capitalize on such opportunities will be largely dependent upon external sources of capital that may not be available to us on favorable terms or at all.

We typically provide guarantees of timely completion of projects that we develop for third parties. In certain cases, our contingent liability under these guarantees may exceed our development fee from the project. Although we seek to mitigate this risk by, among other things, obtaining similar guarantees from the project contractor, we could sustain significant losses if development of a project were to be delayed or stopped and we were unable to cover our guarantee exposure with the guarantee received from the project contractor.

WE MAY BE UNABLE TO SUCCESSFULLY ACQUIRE PROPERTIES ON FAVORABLE TERMS.

Our future growth will be dependent upon our ability to successfully acquire new properties on favorable terms. As we acquire additional properties, we will be subject to risks associated with managing new properties, including lease-up and integration risks. Newly developed and recently acquired properties may not perform as expected and may have characteristics or deficiencies unknown to us at the time of acquisition. Future acquisition opportunities may not be available to us on terms that meet our investment criteria or we may be unsuccessful in capitalizing on such opportunities. Our ability to capitalize on such opportunities will be largely dependent upon external sources of capital that may not be available to us on favorable terms or at all.

Our ability to acquire properties on favorable terms and successfully operate them involves the following significant risks:

        o our potential inability to acquire a desired property may be caused by competition from other real estate investors;

        o competition from other potential acquirers may significantly increase the purchase price and decrease expected yields;

        o we may be unable to finance an acquisition on favorable terms or at all;

        o we may have to incur significant capital expenditures to improve or renovate acquired properties;

        o we may be unable to quickly and efficiently integrate new acquisitions, particularly acquisitions of portfolios of properties, into our existing operations;

        o market conditions may result in higher than expected costs and vacancy rates and lower than expected rental rates; and

        o we may acquire properties subject to liabilities but without any recourse, or with only limited recourse, to the sellers, or with liabilities that are unknown to us, such as liabilities for clean-up of undisclosed environmental contamination, claims by tenants, vendors or other persons dealing with the former owners of our properties and claims for indemnification by members, directors, officers and others indemnified by the former owners of our properties.

Our failure to finance property acquisitions on favorable terms, or operate acquired properties to meet our financial expectations, could adversely affect us.

OUR DEBT LEVEL REDUCES CASH AVAILABLE FOR DISTRIBUTION AND MAY EXPOSE US TO THE RISK OF DEFAULT UNDER OUR DEBT OBLIGATIONS.

As of December 31, 2005, our total consolidated indebtedness was approximately $287.3 million (excluding unamortized debt premiums). Our debt service obligations expose us to the risk of default and reduce or eliminate cash resources that are available to operate our business or pay distributions that are necessary to maintain our qualification as a REIT. There is no limit on the amount of indebtedness that we may incur except as provided by the covenants in our revolving credit facility. We expect to incur additional indebtedness under our revolving credit facility to fund future property development and acquisitions and other working capital needs, which may include the payment of distributions to our security holders. The amount available to us and our ability to borrow from time to time under our revolving credit facility is subject to certain conditions and the satisfaction of specified financial covenants. Our level of debt and the limitations imposed on us by our debt agreements could have significant adverse consequences, including the following:

        o We may be unable to borrow additional funds as needed or on favorable terms.

        o We may be unable to refinance our indebtedness at maturity or the refinancing terms may be less favorable than the terms of our original indebtedness.

        o We may be forced to dispose of one or more of our properties, possibly on disadvantageous terms.

        o We may default on our payment or other obligations as a result of insufficient cash flow or otherwise, and the lenders or mortgagees may foreclose on our properties that secure their loans and receive an assignment of rents and leases.

        o Foreclosures could create taxable income without accompanying cash proceeds, a circumstance that could hinder our ability to meet the REIT distribution requirements imposed by the Internal Revenue Code.

WE MAY NOT BE ABLE TO RECOVER PRE-DEVELOPMENT COSTS FOR UNIVERSITY DEVELOPMENTS.

University systems and educational institutions typically award us development services contracts on the basis of a competitive award process, but such contracts are typically executed following the formal approval of the transaction by the institution's governing body. In the intervening period, we may incur significant pre-development and other costs in the expectation that the development services contract will be executed. If an institution's governing body does not ultimately approve our selection and the terms of the pending development contract, we may not be able to recoup these costs from the institution and the resulting losses could be material.

OUR AWARDED PROJECTS MAY NOT BE SUCCESSFULLY STRUCTURED OR FINANCED AND MAY DELAY OUR RECOGNITION OF REVENUES.

The recognition and timing of revenues from our awarded development services projects will, among other things, be contingent upon successfully structuring and closing project financing as well as the timing of construction. The development projects that we have been awarded have at times been delayed beyond the originally scheduled construction commencement date. If such delays were to occur with our current awarded projects, our recognition of expected revenues and receipt of expected fees from these projects would be delayed.

WE MAY ENCOUNTER DELAYS IN COMPLETION OR EXPERIENCE COST OVERRUNS WITH RESPECT TO OUR PROPERTIES THAT ARE UNDER CONSTRUCTION.

As of December 31, 2005, we were in the process of constructing two owned off-campus properties. These properties are subject to the various risks relating to properties that are under construction referred to elsewhere in these risk factors, including the risks that we may encounter delays in completion and that these projects may experience cost overruns. These properties may not be completed on time. Additionally, if we do not complete the construction of certain of our properties on schedule, we may be required to provide alternative housing to the students with whom we have signed leases. We generally do not make any arrangements for such alternative housing for these properties and we would likely incur significant expenses in the event we provide such housing. If construction is not completed on schedule, students may attempt to break their leases and our occupancy at such properties for that academic year may suffer.

OUR GUARANTEES COULD RESULT IN LIABILITIES IN EXCESS OF OUR DEVELOPMENT FEES.

In third party developments, we typically provide guarantees of the obligations of the developer, including development budgets and timely project completion. These guarantees include, among other things, the cost of providing alternate housing for students in the event we do not timely complete a development project. These guarantees typically exclude delays resulting from force majeure and also, in third party transactions, are typically limited in amount to the amount of our development fees from the project. In certain cases, however, our contingent liability under these guarantees has exceeded our development fee from the project and we may agree to such arrangements in the future. Our obligations under alternative housing guarantees typically expire five days after construction is complete. Project cost guarantees are normally satisfied within one year after completion of the project.

UNIVERSITIES HAVE THE RIGHT TO TERMINATE OUR PARTICIPATING GROUND LEASES.

The ground leases through which we own our on-campus participating properties provide that the university lessor may purchase our interest in and assume the management of the facility, with the purchase price calculated at the discounted present cash value of our leasehold interest. The exercise of any such buyout would result in a significant reduction in our portfolio.

CHANGES IN LAWS AND LITIGATION RISKS COULD AFFECT OUR BUSINESS.

We are generally not able to pass through to our residents under existing leases real estate taxes, income taxes or other taxes. Consequently, any such tax increases may adversely affect our financial condition and limit our ability to satisfy our financial obligations and make distributions to security holders. Changes that increase our potential liability under environmental laws or our expenditures on environmental compliance could have the same impact.

As a publicly traded owner of properties, we may become involved in legal proceedings, including consumer, employment, tort or commercial litigation, that if decided adversely to or settled by us could result in liability that is material to our financial condition or results of operations.

RISKS RELATED TO THE REAL ESTATE INDUSTRY

OUR PERFORMANCE AND VALUE ARE SUBJECT TO RISKS ASSOCIATED WITH REAL ESTATE ASSETS AND WITH THE REAL ESTATE INDUSTRY.

Our ability to satisfy our financial obligations and make expected distributions to our security holders depends on our ability to generate cash revenues in excess of expenses and capital expenditure requirements. Events and conditions generally applicable to owners and operators of real property that are beyond our control may decrease cash available for distribution and the value of our properties. These events include:

        o       general economic conditions;

        o       rising level of interest rates;

        o local oversupply, increased competition or reduction in demand for student housing;

        o       inability to collect rent from tenants;

        o       vacancies or our inability to rent space on favorable terms;

        o inability to finance property development and acquisitions on favorable terms;

        o increased operating costs, including insurance premiums, utilities, and real estate taxes;

        o       costs of complying with changes in governmental regulations;

        o       the relative illiquidity of real estate investments;

        o decreases in student enrollment at particular colleges and universities;

        o       changes in university policies related to admissions; and

        o       changing student demographics.

In addition, periods of economic slowdown or recession, rising interest rates or declining demand for real estate, or the public perception that any of these events may occur, could result in a general decline in rents or an increased incidence of defaults under existing leases, which would adversely affect us.

POTENTIAL LOSSES MAY NOT BE COVERED BY INSURANCE.

We carry fire, earthquake, terrorism, business interruption, vandalism, malicious mischief, boiler and machinery, commercial general liability and workers' compensation insurance covering all of the properties in our portfolio under various policies. We believe the policy specifications and insured limits are appropriate and adequate given the relative risk of loss, the cost of the coverage and industry practice. There are, however, certain types of losses, such as property damage from generally unsecured losses such as riots, wars, punitive damage awards or acts of God, that may be either uninsurable or not economically insurable. Some of our properties are insured subject to limitations involving large deductibles and policy limits that may not be sufficient to cover losses. In addition, we may discontinue earthquake, terrorism or other insurance on some or all of our properties in the future if the cost of premiums fro any of these policies exceeds, in our judgment, the value of the coverage discounted for the risk of loss.

If we experience a loss that is uninsured or that exceeds policy limits, we could lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties. In addition, if the damaged properties are subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if these properties were irreparably damaged and require substantial expenditures to rebuild or repair. In the event of a significant loss at one or more of our properties, the remaining insurance under our policies, if any, could be insufficient to adequately insure our other properties. In such event, securing additional insurance, if possible, could be significantly more expensive than our current policies.

UNIONIZATION OR WORK STOPPAGES COULD HAVE AN ADVERSE EFFECT ON US.

We are at times required to use unionized construction workers or to pay the prevailing wage in a jurisdiction to such workers. Due to the highly labor intensive and price competitive nature of the construction business, the cost of unionization and/or prevailing wage requirements for new developments could be substantial. Unionization and prevailing wage requirements could adversely affect a new development's profitability. Union activity or a union workforce could increase the risk of a strike, which would adversely affect our ability to meet our construction timetables.

WE COULD INCUR SIGNIFICANT COSTS RELATED TO GOVERNMENT REGULATION AND PRIVATE LITIGATION OVER ENVIRONMENTAL MATTERS.

Under various environmental laws, including the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), a current or previous owner or operator of real property may be liable for contamination resulting from the release or threatened release of hazardous or toxic substances or petroleum at that property, and an entity that arranges for the disposal or treatment of a hazardous or toxic substance or petroleum at another property may be held jointly and severally liable for the cost to investigate and clean up such property or other affected property. Such parties are known as potentially responsible parties ("PRPs"). Such environmental laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence of the contaminants, and the costs of any required investigation or cleanup of these substances can be substantial. PRPs are liable to the government as well as to other PRPs who may have claims for contribution. The liability is generally not limited under such laws and could exceed the property's value and the aggregate assets of the liable party. The presence of contamination or the failure to remediate contamination at our properties may expose us to third party liability for personal injury or property damage, or adversely affect our ability to sell, lease or develop the real property or to borrow using the real property as collateral.

Environmental laws also impose ongoing compliance requirements on owners and operators of real property. Environmental laws potentially affecting us address a wide variety of matters, including, but not limited to, asbestos-containing building materials ("ACBM"), storage tanks, storm water and wastewater discharges, lead-based paint, wetlands, and hazardous wastes. Failure to comply with these laws could result in fines and penalties or expose us to third party liability. Some of our properties may have conditions that are subject to these requirements and we could be liable for such fines or penalties or liable to third parties.

EXISTING CONDITIONS AT SOME OF OUR PROPERTIES MAY EXPOSE US TO LIABILITY RELATED TO ENVIRONMENTAL MATTERS.

Some of the properties in our portfolio may contain asbestos-containing building materials, or ACBMs. Environmental laws require that ACBMs be properly managed and maintained, and may impose fines and penalties on building owners or operators for failure to comply with these requirements. Also, some of the properties in our portfolio contain, or may have contained, or are adjacent to or near other properties that have contained or currently contain storage tanks for the storage of petroleum products or other hazardous or toxic substances. These operations create a potential for the release of petroleum products or other hazardous or toxic substances. Third parties may be permitted by law to seek recovery from owners or operators for personal injury associated with exposure to contaminants, including, but not limited to, petroleum products, hazardous or toxic substances, and asbestos fibers. Also, some of the properties may contain regulated wetlands that can delay or impede development or require costs to be incurred to mitigate the impact of any disturbance. Absent appropriate permits, we can be held responsible for restoring wetlands and be required to pay fines and penalties.

Over the past several years, there have been an increasing number of lawsuits against owners and managers of residential properties, although not against us, alleging personal injury and property damage caused by the presence of mold in residential real estate. Some of these lawsuits have resulted in substantial monetary judgments or settlements. Insurance carriers have reacted to these liability awards by excluding mold related programs designed to minimize the existence of mold in any of our properties as well as guidelines for promptly addressing and resolving reports of mold to minimize any impact mold might have on residents or the property.

We do not carry environmental insurance on our properties. Environmental liability at any of our properties may have a material adverse effect on our financial condition, results of operations, cash flow, the trading price of our stock or our ability to satisfy our debt service obligations and pay dividends or distributions to our security holders.

WE MAY INCUR SIGNIFICANT COSTS COMPLYING WITH THE AMERICANS WITH DISABILITIES ACT AND SIMILAR LAWS.

Under the Americans with Disabilities Act of 1990, or the ADA, all public accommodations must meet federal requirements related to access and use by disabled persons. Additional federal, state and local laws also may require modifications to our properties, or restrict our ability to renovate our properties. For example, the Fair Housing Amendments Act of 1988, or FHAA, requires apartment properties first occupied after March 13, 1990 to be accessible to the handicapped. We have not conducted an audit or investigation of all of our properties to determine our compliance with present requirements. Noncompliance with the ADA or FHAA could result in the imposition of fines or an award or damages to private litigants and also could result in an order to correct any non-complying feature. We cannot predict the ultimate amount of the cost of compliance with the ADA, FHAA or other legislation. If we incur substantial costs to comply with the ADA, FHAA or any other legislation, we could be materially and adversely affected.

WE MAY INCUR SIGNIFICANT COSTS COMPLYING WITH OTHER REGULATIONS.

The properties in our portfolio are subject to various federal, state and local regulatory requirements, such as state and local fire and life safety requirements. If we fail to comply with these various requirements, we might incur governmental fines or private damage awards. Furthermore, existing requirements could change and require us to make significant unanticipated expenditures that would materially and adversely affect us.

JOINT VENTURE INVESTMENTS COULD BE ADVERSELY AFFECTED BY OUR LACK OF SOLE DECISION-MAKING AUTHORITY, OUR RELIANCE ON CO-VENTURERS' FINANCIAL CONDITION AND DISPUTES BETWEEN OUR CO-VENTURERS AND US.

We have co-invested, and anticipate that we will continue in the future to co-invest, with third parties through partnerships, joint ventures or other entities, acquiring non-controlling interests in or sharing responsibility for managing the affairs of a property, partnership, joint venture or other entity. In connection with joint venture investments, we do not have sole decision-making control regarding the property, partnership, joint venture or other entity. Investments in partnerships, joint ventures or other entities may, under certain circumstances, involve risks not present were a third party not involved, including the possibility that our partners or co-venturers might become bankrupt or fail to fund their share of required capital contributions. Our partners or co-venturers also may have economic or other business interests or goals that are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our preferences, policies or objectives. Such investments also will have the potential risk of impasses on decisions, such as a sale, because neither we nor our partners or co-venturers would have full control over the partnership or joint venture. Disputes between us and our partners or co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and/or directors from focusing their time and effort exclusively on our business. Consequently, actions by or disputes with our partners or co-venturers might result in subjecting properties owned by the partnership, joint venture or other entity to additional risk. In addition, we may in certain circumstances be liable for the actions of our partners or co-venturers.

RISKS RELATED TO OUR ORGANIZATION AND STRUCTURE

WE ARE RECENTLY ORGANIZED AND HAVE A LIMITED OPERATING HISTORY.

We were organized in March 2004 and have a limited operating history. In addition, all of our properties have been acquired or developed by us or our predecessors within the past nine years and have limited operating histories under current management. Consequently, our historical operating results may not be useful in assessing our likely future performance. The operating performance of the properties may decline under our management. We may not be able to generate sufficient cash from operations to satisfy our financial obligations and make distributions to our security holders.

We will also be subject to the risks generally associated with the operation of a relatively new business.

TO QUALIFY AS A REIT, WE MAY BE FORCED TO LIMIT THE ACTIVITIES OF OUR TRS.

To qualify as a REIT, no more than 20% of the value of our total assets may consist of the securities of one or more taxable REIT subsidiaries, such as American Campus Communities Services, Inc., our TRS. Certain of our activities, such as our third party development, management and leasing services, must be conducted through our TRS for us to qualify as a REIT. In addition, certain non-customary services must be provided by a TRS or an independent contractor. If the revenues from such activities create a risk that the value of our TRS, based on revenues or otherwise, approaches the 20% threshold, we will be forced to curtail such activities or take other steps to remain under the 20% threshold. Since the 20% threshold is based on value, it is possible that the IRS could successfully contend that the value of our TRS exceeds the 20% threshold even if our TRS accounts for less than 20% of our consolidated revenues, income or cash flow. Our on-campus participating properties and our third party services are held by our TRS. Consequently, income earned from our on-campus participating properties and our third party services will be subject to regular federal income taxation and state and local income taxation where applicable, thus reducing the amount of cash available for distribution to our security holders.

Our TRS is not permitted to directly or indirectly operate or manage a "hotel, motel or other establishment more than one-half of the dwelling units in which are used on a transient basis." We believe that our method of operating our TRS will not be considered to constitute such an activity. Future Treasury Regulations or other guidance interpreting the applicable provisions might adopt a different approach, or the IRS might disagree with our conclusion. In such event we might be forced to change our method of operating our TRS, which could adversely affect us, or our TRS could fail to qualify as a taxable REIT subsidiary, which would likely cause us to fail to qualify as a REIT.

FAILURE TO QUALIFY AS A REIT WOULD HAVE SIGNIFICANT ADVERSE CONSEQUENCES TO US AND THE VALUE OF OUR SECURITIES.

We intend to operate in a manner that will allow us to qualify as a REIT for federal income tax purposes under the Internal Revenue Code. If we lose our REIT status, we will face serious tax consequences that would substantially reduce or eliminate the funds available for investment and for distribution to security holders for each of the years involved, because:

        o we would not be allowed a deduction for dividends to security holders in computing our taxable income and such amounts would be subject to federal income tax at regular corporate rates;

        o we also could be subject to the federal alternative minimum tax and possibly increased state and local taxes; and

        o unless we are entitled to relief under applicable statutory provisions, we could not elect to be taxed as a REIT for four taxable years following the year during which we were disqualified.

In addition, if we fail to qualify as a REIT, we will not be required to pay dividends to stockholders, and all dividends to stockholders will be subject to tax as ordinary income to the extent of our current and accumulated earnings and profits. As a result of all these factors, our failure to qualify as a REIT also could impair our ability to expand our business and raise capital, and would adversely affect the value of our common stock.

Qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions for which there are only limited judicial and administrative interpretations. The complexity of these provisions and of the applicable Treasury Regulations that have been promulgated under the Internal Revenue Code is greater in the case of a REIT that, like us, holds its assets through a partnership or a limited liability company. The determination of various factual matters and circumstances not entirely within our control may affect our ability to qualify as a REIT. In order to qualify as a REIT, we must satisfy a number of requirements, including requirements regarding the composition of our assets and "two gross income tests": (a) at least 75% of our gross income in any year must be derived from qualified sources, such as "rents from real property," mortgage interest, dividends from other REITs and gains from sale of such assets, and (b) at least 95% of our gross income must be derived from sources meeting the 75% income test above, and other passive investment sources, such as other interest and dividends and gains from sale of securities. Also, we must pay dividends to stockholders aggregating annually at least 90% of our REIT taxable income, excluding any net capital gains. In addition, legislation, new regulations, administrative interpretations or court decisions may adversely affect our investors, our ability to qualify as a REIT for federal income tax purposes or the desirability of an investment in a REIT relative to other investments.

Even if we qualify as a REIT for federal income tax purposes, we may be subject to some federal, state and local taxes on our income or property and, in certain cases, a 100% penalty tax, in the event we sell property as a dealer or if our TRS enters into agreements with us or our tenants on a basis that is determined to be other than an arm's length basis.

TO QUALIFY AS A REIT, WE MAY BE FORCED TO BORROW FUNDS ON A SHORT-TERM BASIS DURING UNFAVORABLE MARKET CONDITIONS.

In order to qualify as a REIT, we are required under the Internal Revenue Code to distribute annually at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain. Our TRS may, in its discretion, retain any income it generates net of any tax liability it incurs on that income without affecting the 90% distribution requirements to which we are subject as a REIT. Net income of our TRS is included in REIT taxable income and increases the amount required to be distributed, only if such amounts are paid out as a dividend by our TRS. If our TRS distributes any of its after-tax income to us, that distribution will be included in our REIT taxable income. In addition, we will be subject to income tax at regular corporate rates to the extent that we distribute less than 100% of our net taxable income, including any net capital gains. Because of these distribution requirements, we may not be able to fund future capital needs, including any necessary acquisition financing, from operating cash flow. Consequently, we will be compelled to rely on third party sources to fund our capital needs. We may not be able to obtain this financing on favorable terms or at all. Any additional indebtedness that we incur will increase our leverage. Our access to third party sources of capital depends, in part, on:

        o       general market conditions;

        o our current debt levels and the number of properties subject to encumbrances;

        o our current performance and the market's perception of our growth potential;

        o       our cash flow and cash dividends; and

        o       the market price per share of our stock.

If we cannot obtain capital from third party sources, we may not be able to acquire or develop properties when strategic opportunities exist, satisfy our debt service obligations or make the cash distributions to our security holders, including those necessary to qualify as a REIT.

OUR CHARTER CONTAINS RESTRICTIONS ON THE OWNERSHIP AND TRANSFER OF OUR STOCK.

Our charter provides that, subject to certain exceptions, no person or entity may beneficially own, or be deemed to own by virtue of the applicable constructive ownership provisions of the Internal Revenue Code, more than 9.8% (by value or by number of shares, whichever is more restrictive) of the outstanding shares of our common stock or more than 9.8% by value of all our outstanding shares, including both common and preferred stock. We refer to this restriction as the "ownership limit." A person or entity that becomes subject to the ownership limit by virtue of a violative transfer that results in a transfer to a trust is referred to as a "purported beneficial transferee" if, had the violative transfer been effective, the person or entity would have been a record owner and beneficial owner or solely a beneficial owner of our stock, or is referred to as a "purported record transferee" if, had the violative transfer been effective, the person or entity would have been solely a record owner of our stock.

The constructive ownership rules under the Internal Revenue Code are complex and may cause stock owned actually or constructively by a group of related individuals and/or entities to be owned constructively by one individual or entity. As a result, the acquisition of less than 9.8% of our stock (or the acquisition of an interest in an entity that owns, actually or constructively, our stock) by an individual or entity, could, nevertheless cause that individual or entity, or another individual or entity, to own constructively in excess of 9.8% of our outstanding stock and thereby subject the stock to the ownership limit. Our charter, however, requires exceptions to be made to this limitation if our board of directors determines that such exceptions will not jeopardize our tax status as a REIT. This ownership limit could delay, defer or prevent a change of control or other transaction that might involve a premium price for our common stock or otherwise be in the best interest of our security holders.

CERTAIN TAX AND ANTI-TAKEOVER PROVISIONS OF OUR CHARTER AND BYLAWS MAY INHIBIT A CHANGE OF OUR CONTROL.

Certain provisions contained in our charter and bylaws and the Maryland General Corporation Law may discourage a third party from making a tender offer or acquisition proposal to us. If this were to happen, it could delay, deter or prevent a change in control or the removal of existing management. These provisions also may delay or prevent the security holders from receiving a premium for their securities over then-prevailing market prices. These provisions include:

        o       the REIT ownership limit described above;

        o authorization of the issuance of our preferred shares with powers, preferences or rights to be determined by our board of directors;

        o the right of our board of directors, without a stockholder vote, to increase our authorized shares and classify or reclassify unissued shares;

        o advance-notice requirements for stockholder nomination of directors and for other proposals to be presented to stockholder meetings; and

        o the requirement that a majority vote of the holders of common stock is needed to remove a member of our board of directors for "cause."

THE MARYLAND BUSINESS STATUTES ALSO IMPOSE POTENTIAL RESTRICTIONS ON A CHANGE OF CONTROL OF OUR COMPANY.

Various Maryland laws may have the effect of discouraging offers to acquire us, even if the acquisition would be advantageous to security holders. Our bylaws exempt us from some of those laws, such as the control share acquisition provisions, but our board of directors can change our bylaws at any time to make these provisions applicable to us.

OUR RIGHTS AND THE RIGHTS OF OUR SECURITY HOLDERS TO TAKE ACTION AGAINST OUR DIRECTORS AND OFFICERS ARE LIMITED.

Maryland law provides that a director or officer has no liability in that capacity if he or she performs his or her duties in good faith, in a manner he or she reasonably believe to be in our best interests and with the care that an ordinary prudent person in a like position would use under similar circumstances. In addition, our charter eliminates our directors' and officers' liability to us and our stockholders for money damages except for liability resulting from actual receipt of an improper benefit in money, property or services or active and deliberate dishonesty established by a final judgment and which is material to the cause of action. Our bylaws require us to indemnify directors and officers for liability resulting from actions taken by them in those capacitates to the maximum extent permitted by Maryland law. As a result, we and our security holders may have more limited rights against our directors and officers than might otherwise exist under common law. In addition, we may be obligated to fund the defense costs incurred by our directors and officers.

ITEM 1B. UNRESOLVED STAFF COMMENTS

There were no unresolved comments from the staff of the SEC at December 31, 2005.

ITEM 2.  PROPERTIES

The following table presents certain summary information about our properties. Our properties generally are modern facilities, and amenities at most of our properties include a swimming pool, basketball courts and a large community center featuring a fitness center, computer center, tanning beds, study areas, and a recreation room with billiards and other games. Some properties also have a jacuzzi/hot tub, volleyball courts, tennis courts and in-unit washers and dryers. Callaway House also has a food service facility. One owned off-campus property and an additional phase at an on-campus participating property completed construction and opened in Fall 2005. Two owned off-campus properties are currently under construction with scheduled completion dates of Fall 2006 and Summer 2007. Lease terms are generally 12 months at our off-campus properties and nine months at our on-campus properties. These properties are included in the Owned Off-Campus Properties and On-Campus Participating Properties segments discussed in Item 1 and the accompanying Notes to Consolidated and Combined Financial Statements contained in Item 8. All dollar amounts in this table and others herein, except share and per share amounts, are stated in thousands unless otherwise indicated.

We own fee title to all of these properties except for:

        o University Village at TU, which is subject to a 75-year ground lease from Temple University (with four additional six-year extensions);

        o       Village at Newark, which is subject to a 95-year ground lease;
                and

        o Four on-campus participating properties held under ground/facility leases with two university systems.

                                                                                          YEAR
                                                                             TYPICAL      ENDED        AVERAGE         2005
                                          DATE                                LEASE      DECEMBER      MONTHLY        AVERAGE
                                YEAR      ACQUIRED/         PRIMARY           TERM       31, 2005      REVENUE/      OCCUPANCY
         PROPERTY               BUILT     DEVELOPED    UNIVERSITY SERVED      (MOS)      REVENUE        BED (1)         (1)
---------------------------    -------    ---------    ------------------    -------    ----------     --------      ---------
OWNED OFF-CAMPUS PROPERTIES

                                                       Arizona State
                                                       University Main
Commons on Apache (2)           1987       May-99      Campus                  12       $   1,792     $     322         100.0%

                                                       Virginia Polytechnic
The Village at Blacksburg       1990/      Dec-00      Institute and
                                1998                   State University        12           4,186           322          98.7%

                                                       Arizona State
                                                       University Main
The Village on University       1998       Dec-99      Campus                10/12          4,952           473          91.6%

                                                       The University
                                                       of Georgia -
River Club Apartments           1996       Aug-99      Athens                  12           3,367           357          96.6%

                                                       The University
                                                       of Georgia -
River Walk Townhomes            1998       Aug-99      Athens                  12           1,451           353          96.9%

                                                       Texas A&M
The Callaway House (3)          1999       Mar-01      University              9            5,799  (4)     n/a  (4)     102.7%

                                                       The University
The Village at Alafaya                                 of Central
Club                            1999       Jul-00      Florida                 12           5,398          506           98.0%

                                                       The University
The Village at Science                                 of Central
Drive                           2000       Nov-01      Florida                 12           4,881          523           98.7%

                                                       The University
University Village at                                  of Colorado at
Boulder Creek                   2002       Aug-02      Boulder                 12           2,401          660           89.6%
                                                                                        ----------     --------      ---------

SUBTOTAL - SAME STORE OWNED OFF-CAMPUS PROPERTIES (5)                                      34,227          430           97.1%
                                                                                        ----------     --------      ---------

                                                       California State
University Village at                                  University,
Fresno                          2004       Aug-04      Fresno                  12           2,654          510           97.4%

University Village at TU (6)    2004       Aug-04      Temple University       12           6,052          613           98.6%

                                                       State University
University Village at                                  of New York -
Sweet Home (7)                  2005       Aug-05      Buffalo                 12           2,216          557           99.9%

University Club                                        University of
Tallahassee (8)                 2000       Feb-05      Florida                 12           3,085          376           95.8%

The Grove at University                                Florida State
Club (8)                        2002       Feb-05      University              12             750          450           98.1%

College Club Tallahassee                               Florida A&M
(8)                             2001       Feb-05      University              12           1,882          352           94.6%

The Greens at College                                  Florida A&M
Club (8)                        2004       Feb-05      University              12             823          357           97.7%

University Club                                        University of
Gainesville (8)                 1999       Feb-05      Florida                 12           1,751          362           97.5%

City Parc at Fry Street                                University of
(8)                             2004       Mar-05      North Texas             12           1,993          508           96.9%

                                                       University of
The Estates (8)                 2002       Mar-05      Florida                 12           4,931          510           96.9%

                                                       Texas A&M
Callaway Villas (9)             2006       Aug-06 (9)  University              12               -          n/a            n/a

                                           Summer      Rutgers
                                           2007        University,
Village at Newark (10)          2007       (10)         NJIT, Essex CCC        12               -          n/a            n/a
                                                                                        ---------      --------      ---------

SUBTOTAL - NEW OWNED OFF-CAMPUS PROPERTIES                                                 26,137          488           97.5%
                                                                                        ---------      -------       ---------

TOTAL - OWNED OFF-CAMPUS PROPERTIES
                                                                                        $  60,364       $  458          97.3%
                                                                                        ---------       ------       --------

(CONTINUED)

                                                          OCCUPANCY
                                                            AS OF        # OF         # OF        # OF
         PROPERTY                                          12/31/05     BUILDINGS     UNITS       BEDS
---------------------------                                ---------    ---------    -------    --------
OWNED OFF-CAMPUS PROPERTIES


Commons on Apache (2)                                       100.0%            6        111         444


The Village at Blacksburg                                    98.8%           26        288       1,056


The Village on University                                    96.4%           20        288         918


River Club Apartments                                        97.0%           18        266         794


River Walk Townhomes                                         97.9%           20        100         340


The Callaway House (3)                                      103.7%            1        173         538


The Village at Alafaya
Club                                                         98.9%           20        228         840


The Village at Science
Drive                                                        99.5%           17        192         732


University Village at
Boulder Creek                                                93.2%            4         82         309
                                                            ------    ---------    -------    --------

SUBTOTAL - SAME STORE OWNED OFF-CAMPUS PROPERTIES (5)        98.5%          132      1,728       5,971
                                                          ---------    ---------    -------    --------

University Village at                                        97.3%            9        105         406
Fresno

University Village at TU (6)                                 98.8%            3        220         749


University Village at                                        99.6%            9        269         828
Sweet Home (7)

University Club                                              99.0%           17        152         608
Tallahassee (8)

The Grove at University                                      98.4%            8         64         128
Club (8)

College Club Tallahassee                                     97.4%           11         96         384
(8)

The Greens at College                                        98.8%            5         40         160
Club (8)

University Club                                              94.9%            8         94         376
Gainesville (8)

City Parc at Fry Street                                      98.6%            7        136         418
(8)

                                                             98.9%           18        396       1,044
The Estates (8)

                                                              n/a            18        236         704
Callaway Villas (9)


                                                              n/a             2        221         812
Village at Newark (10)                                    --------    ---------    -------    --------

SUBTOTAL - NEW OWNED OFF-CAMPUS PROPERTIES                    98.5%          115      2,029       6,617
                                                          ---------    ---------    -------    --------

TOTAL - OWNED OFF-CAMPUS PROPERTIES
                                                             98.5%          247      3,757      12,588
                                                           -------     --------     ------     -------

                                                                         TYPICAL     YEAR ENDED       AVERAGE         2005
                                     DATE               PRIMARY           LEASE       DECEMBER        MONTHLY        AVERAGE
                           YEAR      ACQUIRED/        UNIVERSITY          TERM        31, 2005        REVENUE/      OCCUPANCY
       PROPERTY            BUILT     DEVELOPED          SERVED            (MOS)       REVENUE         BED (1)          (1)
-----------------------    -----     ---------    -------------------   --------    ------------      --------      ---------

ON-CAMPUS PARTICIPATING PROPERTIES (11) (12)


University Village -       1996/     Aug-96-       Prairie View A&M
PVAMU                      97/98     Aug-98        University                9       $    7,764       $   426          96.5%


University  College  -     2000/     Aug-00        Prairie View A&M
PVAMU                      2003      Aug-03        University                9            5,592           426          89.8%


                                                   Texas A&M
University  Village  -                             International
TAMIU                      1997      Aug-97        University                9              924           415          72.8%


                           2001/     Aug-01       The University
Cullen Oaks                2005      Aug-05       of Houston                 9            4,190           575          98.5%

                                                                                    ------------      --------      ---------

TOTAL - ON-CAMPUS PARTICIPATING  PROPERTIES                                              18,470           455          93.4%
                                                                                    ------------      --------      ---------

GRAND TOTAL- ALL PROPERTIES                                                          $   78,834  (13)  $  457  (14)    96.1%
                                                                                    ============      ========      =========

(CONTINUED)

                                                 OCCUPANCY
                                                 AS OF         # OF       # OF       # OF
                                                12/31/05      BLDGS      UNITS       BEDS
                                              -----------    ------     ------     -------

ON-CAMPUS PARTICIPATING PROPERTIES (11) (12)


University Village -
PVAMU                                            99.2%         30        612       1,920


University  College  -
PVAMU                                            85.8%         14        756       1,470


University  Village  -
TAMIU                                            75.4%          4         84         252


Cullen Oaks                                      99.4%          4        411         879

                                              ---------    -------    -------      ------

TOTAL - ON-CAMPUS PARTICIPATING  PROPERTIES      93.5%         52      1,863       4,521
                                              ---------    -------    -------      ------


                                                 97.0%        299      5,620       17,109
                                              =========    =======    =======      ======

(1) Average monthly revenue per bed is calculated based upon our base rental revenue earned during typical lease terms for the year ended December 31, 2005 divided by average occupied beds over the typical lease term. Average occupancy is calculated based on the average number of occupied beds during typical lease terms for the year ended December 31, 2005 divided by total beds.
(2) Commons on Apache is 100% leased for the 2005-2006 academic year by Arizona State University for a minimum rental of approximately $1.7 million.
(3) Although we hold an 80% interest in the property, because of our preferred distribution rights, we currently receive substantially all of the property's net cash flow.
(4) As rent at this property includes food services, revenue is not comparable to the other properties in this chart. Subsequent to our IPO, this property's food services revenue is now recognized by our TRS.
(5) Our same store portfolio represents properties that were owned by us for both of the full years ended December 31, 2005 and 2004.
(6)     Subject to a 75-year ground lease from Temple University.
(7) This property completed construction and opened in the Fall 2005 semester. Average occupancy is calculated based on the period this property was operating in 2005.
(8) These properties were acquired during 2005. Average occupancy is calculated based on the period this property was owned and operated by us in 2005.
(9)     Currently under development with a scheduled completion date of August
        2006.
(10) Currently under development with a scheduled completion date of Summer 2007. Subject to a 95-year ground lease.
(11) Although our on-campus participating properties accounted for 33.1% of our units, 26.4% of our beds and 23.4% of our revenues for the year ended December 31, 2005, because of the structure of their ownership and financing we have only received approximately $0.8 million in distributions of excess cash flow during the year ended December 31, 2005. The ground/facility leases through which we own our on-campus participating properties provide that the university lessor may purchase our interest in and assume the management of the facility.
(12) Subject to ground/facility leases with their primary university systems. Average occupancy is calculated based on the nine month academic year (excluding the summer months).
(13) Excludes revenue from San Bernardino, which was sold in January 2005. These revenues are included in discontinued operations discussed in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8 - Consolidated and Combined Financial Statements.
(14) Does not include revenues from The Callaway House because of its food service component, which is now recognized by our TRS subsequent to our IPO.

PROPERTY ACTIVITY SUBSEQUENT TO YEAR END

        ACQUISITIONS

On March 1, 2006, we acquired a 13 property portfolio (the "Royal Portfolio") for a purchase price of $244.3 million, which excludes $9.8 million of anticipated transaction costs, initial integration expenses and capital expenditures necessary to bring the properties up to our operating standards. As part of the transaction, we assumed $123.6 million of fixed-rate mortgage debt (excluding the impact of purchase accounting adjustments) with a weighted average interest rate of 5.95% and an average term to maturity of 6.3 years. In addition, we issued certain partners of the contributors approximately 2.1 million common units of limited partnership interest in the Operating Partnership valued at $23.50 per unit and approximately 0.1 million preferred units of limited partnership interest in the Operating Partnership valued at $26.75 per unit with a cumulative preferential per annum cash distribution rate of 5.99%. These units are exchangeable after one year into an equal number of shares of the Company's common stock.

The Royal Portfolio consists of five properties in Florida, four properties in Texas, two properties in Tennessee, and one property each in Arizona and Kentucky. The 13 operating properties total approximately 1,800 units and 5,700 beds. Subsequent to this transaction, our total owned and managed portfolio is comprised of 53 properties that represent approximately 31,800 beds in approximately 11,100 units.

We are also under contract to acquire a $24.8 million development property in Waco, Texas. The closing of this transaction is anticipated to occur during the third quarter of 2006, upon completion of construction and lease-up, and is dependent upon this property achieving certain occupancy levels and rental rates.

        ARIZONA STATE UNIVERSITY

Arizona State University recently notified us that they will not exercise their option to renew the master lease arrangement at Commons on Apache for the 2006-2007 academic year.

ITEM 3.  LEGAL PROCEEDINGS

From time to time, we are subject to various lawsuits, claims and proceedings arising in the ordinary course of business. As of December 31, 2005, none of these were expected to have a material adverse effect on our cash flows, financial condition, or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our stockholders during the quarter ended December 31, 2005.

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

                                                                                        DISTRIBUTIONS
                                                                 HIGH         LOW          DECLARED
                                                             -----------  -----------  ---------------

         Period from August 17, 2004 to September 30, 2004   $   19.05     $   17.00    $         --

         Quarter ended December 31, 2004                     $   23.06     $   18.50    $     0.1651

         Quarter ended March 31, 2005                        $   22.75     $   19.09    $     0.3375

         Quarter ended June 30, 2005                         $   23.36     $   19.04    $     0.3375

         Quarter ended September 30, 2005                    $   25.25     $   21.75    $     0.3375

         Quarter ended December 31, 2005                     $   26.49     $   22.60    $     0.3375

HOLDERS

As of March 7, 2006, there were approximately seven holders of record of the Company's common stock and 17,190,000 shares of common stock outstanding. The holders of record do not include persons whose shares are held of record by a bank, brokerage house or clearing agency, but do include any such bank, brokerage house or clearing agency that is a holder of record.

DISTRIBUTIONS

We intend to continue to declare quarterly distributions on our common stock. The actual amount and timing of distributions, however, will be at the discretion of our Board of Directors and will depend upon our financial condition in addition to the requirements of the Code, and no assurance can be given as to the amounts or timing of future distributions. The payment of distributions is subject to restrictions under the Company's $100 million revolving credit facility described in Note 10 to the Consolidated and Combined Financial Statements in Item 8 and discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 under Liquidity and Capital Resources.

EQUITY COMPENSATION PLANS

We have adopted the 2004 Incentive Award Plan (the "Plan"). The Plan provides for the grant to selected employees and directors of the Company and the Company's affiliates of stock options, common units of limited partnership interest in the Operating Partnership (formerly profits interest units or "PIUs"), restricted stock units ("RSUs"), restricted stock awards ("RSAs"), and other stock-based incentive awards. The Company has reserved a total of 1,210,000 shares of the Company's common stock for issuance pursuant to the Plan, subject to certain adjustments for changes in the Company's capital structure, as defined in the Plan. Refer to Note 11 in the accompanying Notes to Consolidated and Combined Financial Statements in Item 8 for a more detailed description of the Plan. As of December 31, 2005, the total units and shares issued under the Plan were as follows:

                                    # OF SECURITIES TO BE          WEIGHTED-AVERAGE         # OF SECURITIES REMAINING
                                   ISSUED UPON EXERCISE OF        EXERCISE PRICE OF            AVAILABLE FOR FUTURE
                                    OUTSTANDING OPTIONS,         OUTSTANDING OPTIONS,         ISSUANCE UNDER EQUITY
                                    WARRANTS, AND RIGHTS         WARRANTS, AND RIGHTS           COMPENSATION PLANS
                                   -----------------------      ----------------------      -------------------------
Equity Compensation Plans
  Approved by Security
  Holders (2)                                      181,243  (1)                  $-0-                      1,028,757
Equity Compensation Plans Not
   Approved by Security Holders                        n/a                        n/a                            n/a


(1) Consists of RSUs granted to non-employee Board of Director members in connection with our IPO and in May 2005, RSAs granted to its executive officers and certain employees in February 2005 and common units of limited partnership interest in the Operating Partnership. In connection with the Company's equity offering in July 2005, all PIUs were converted to common units of limited partnership interest in the Operating Partnership, as contemplated in the Amended and Restated Agreement of Limited Partnership of the Operating Partnership (the "OP Agreement").

(2) Table does not include 367,682 common stock awards in the form of an outperformance bonus plan. Upon the occurrence of certain events or the achievement of certain performance measures, the common stock awards under the outperformance bonus plan will be paid to the recipients in either stock or cash, at the discretion of the Compensation Committee of the Board of Directors. If these awards were included in the above table, we would have 661,075 shares available for future issuance under the Plan.

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

                                                                AS OF AND FOR THE YEAR ENDED DECEMBER 31,
                                                 ------------------------------------------------------------------------
                                                     2005          2004            2003           2002           2001
                                                 ------------   ------------   ------------   ------------   ------------
STATEMENTS OF OPERATIONS INFORMATION:
Revenues                                          $   87,474     $   60,823     $   57,124     $   52,131     $   40,752
Income (loss) from continuing operations               3,781         (1,667)          (967)        (2,753)        (3,300)
Discontinued operations:
  (Loss) income attributable to
     discontinued operations                              (2)           367              7            319            361
  Gain (loss) from disposition of real estate          5,883            (39)            16            295             --
Net Income (loss)                                      9,662         (1,339)          (944)        (2,139)        (2,939)

PER SHARE AND DISTRIBUTION DATA:
Income per diluted share:
  Income from continuing operations               $     0.26     $     0.10 (1)
  Discontinued operations                               0.39           0.05 (1)
  Net income                                            0.65           0.15 (1)
Cash distributions declared per share / unit            1.35         0.1651 (1)
Cash distributions declared                           20,180          2,084 (1)

BALANCE SHEET DATA:
Total assets                                      $  550,862     $  367,628     $  330,566     $  307,658     $  295,637
Secured debt                                         291,646        201,014        267,518        249,706        234,449
Capital lease obligations                              1,679            598            410            402            165
Stockholders' and Predecessor owners' equity (2)     223,227        138,229         27,658         35,526         40,572

SELECTED OWNED PROPERTY INFORMATION:
  Owned properties                                        25             18             14             14             13
  Units                                                5,620          4,317          3,567          3,459          3,377
  Beds                                                17,109         12,955         10,546         10,336         10,027
  Occupancy as of December 31,                          97.0%          97.1%          91.5%          91.0%          93.5%

  Net cash provided by operating activities       $   20,429     $   17,778     $    6,846     $    7,647     $    5,338
  Net cash used in investing activities             (111,755)       (63,621)       (33,738)       (21,678)       (68,540)
  Net cash provided by financing activities          111,332         45,251         21,553         11,646         72,832

FUNDS FROM OPERATIONS ("FFO"):
  Net income (loss)                               $    9,662     $   (1,339)    $     (944)    $   (2,139)    $   (2,939)
  Minority interests                                     164           (100)           (16)           (30)          (110)
  (Gain) loss from disposition of estate              (5,883)            39            (16)          (295)            --
  Real estate related depreciation and
     amortization                                     16,032         10,009          8,937          8,233          6,807
                                                  ----------     ----------     ----------     ----------     ----------

  Funds from operations (3)(4)                    $   19,975     $    8,609     $    7,961     $    5,769     $    3,758
                                                  ==========     ==========     ==========     ==========     ==========

(1) Represents per share information and cash distributions declared during the period from August 17, 2004 (our IPO date) through December 31, 2004.

(2) Information for the years ended December 31, 2005 and 2004 reflects our stockholders' equity as a result of the IPO while previous years reflect our Predecessor owners' equity.

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

OVERVIEW

We are one of the largest owners, managers and developers of high quality student housing properties in the United States in terms of beds owned and under management. We are a fully integrated, self-managed and self-administered equity REIT with expertise in the acquisition, design, financing, development, construction management, leasing and management of student housing properties.

PROPERTY PORTFOLIO

As of December 31, 2005, our total property portfolio contained 25 student housing properties with approximately 17,100 beds and 5,600 apartment units, all of which we manage. These communities contain modern housing units, offer resort-style amenities and are supported by a resident assistant system and other student-oriented programming.

Our property portfolio includes 21 owned off-campus properties that are in close proximities to 25 colleges and universities in ten states, two of which are currently under construction. The net operating income of these student housing communities, which is one of the financial measures that we use to evaluate community performance, is affected by the demand and supply dynamics within our markets, which drives our rental rates and occupancy levels and is affected by our ability to control operating costs. Our overall operating performance is also impacted by the general availability and cost of capital and the performance of our newly developed and acquired student housing communities. We create long-term stockholder value by accessing capital on cost effective terms, deploying that capital to develop, redevelop and acquire student housing communities and selling communities when they no longer meet our long-term investment strategy and when market conditions are favorable.

Additionally, we participate with two university systems in the ownership of four on-campus properties under long-term ground/facility leases; we refer to these properties as our "on-campus participating properties."

THIRD PARTY DEVELOPMENT AND MANAGEMENT SERVICES

We also provide development and construction management services for student housing properties owned by universities, 501(c) 3 foundations and others. Our clients have included some of the nation's most prominent systems of higher education, including the State University of New York System, the University of California System, the University of Houston System, the Texas A&M University System, the Texas State University System, the University of Georgia System, the University of North Carolina System, the Purdue University System, the University of Colorado System, and the West Virginia University System. We have developed student housing properties for these clients and a majority of the time have been retained to manage these properties following their opening. Since 1996, we have developed and assisted in securing financing for 26 third party student housing properties, including five projects with scheduled completion dates ranging between August 2006 and August 2008. As of December 31, 2005, we were under contract on six projects that are currently in process and whose fees range from $0.3 million to $3.5 million. As of December 31, 2005, fees of approximately $3.0 million remained to be earned by us with respect to these projects, which have scheduled completion dates of August 2006 through August 2008. In addition, as of December 31, 2005, we have been awarded five projects which have not yet commenced construction.

We also provide third party management and leasing services for 17 student housing properties that represent approximately 10,000 beds in approximately 4,100 units, 12 of which we developed. Our third party management and leasing services are typically provided pursuant to multi-year management contracts that have an initial term that ranges from one to five years. As of December 31, 2005, our total owned and managed portfolio included 42 properties that represented approximately 27,100 beds in approximately 9,700 units.

We believe that the ownership and operation of student housing communities in close proximity to selected colleges and universities present an attractive long-term investment opportunity for our investors. We intend to continue to execute our strategy of identifying existing differentiated, typically highly amenitized, student housing communities or development opportunities in close proximity to university campuses with high barriers to entry which are projected to experience substantial increases in enrollment and/or are under-serviced in terms of existing on and/or off-campus student housing. While fee revenue from our third party development, construction management and property management services allows us to develop strong and key relationships with colleges and universities, this area has over time become a smaller portion of our operations due to the continued focus on and growth of our owned property portfolio. Nevertheless, we believe these services continue to provide synergies with respect to our ability to identify, close, and successfully operate student housing properties.

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

        REVENUE AND COST RECOGNITION OF THIRD PARTY DEVELOPMENT AND MANAGEMENT SERVICES

Costs associated with the pursuit of third party development and management service contracts are expensed as incurred until such time as we have been notified of a contract award or otherwise believe that it is probable a contract will be awarded. At such time, the reimbursable portion of such costs are recorded as receivables with the remaining portion deferred and expensed in relation to the revenues earned on such contracts. Development revenues are recognized and related costs (including the costs of our development personnel involved in the project) deferred and expensed using the percentage of completion method as determined by construction costs incurred relative to the total estimated construction costs. Fees received in excess of those recognized are reflected as deferred development and construction revenue, which is included in other liabilities in the accompanying consolidated balance sheets. Revenues recognized in excess of amounts received are included in other assets on the accompanying consolidated balance sheets. Incentive fees are recognized when the project is complete and the incentive amount has been confirmed by an independent third party.

Third party management fees are generally received and recognized on a monthly basis and are computed as a percentage of property receipts, revenues or a fixed monthly amount, in accordance with the applicable management contract. Incentive management fees are recognized when the contractual criteria are anticipated to be met.

        STUDENT HOUSING RENTAL REVENUE RECOGNITION AND ACCOUNTS RECEIVABLE

Student housing rental revenue is recognized on a straight-line basis over the term of the contract. Ancillary and other property related income is recognized in the period earned. In estimating the collectibility of our accounts receivable, we analyze the aging of resident receivables, historical bad debts, and current economic trends. These estimates have a direct impact on our net income, as an increase in our allowance for doubtful accounts reduces our net income.

        ALLOCATION OF FAIR VALUE TO ACQUIRED PROPERTIES

The price that we pay to acquire a property is impacted by many factors, including the condition of the buildings and improvements, the occupancy of the building, favorable or unfavorable financing, and numerous other factors. Accordingly, we are required to make subjective assessments to allocate the purchase price paid to acquire investments in real estate among the assets acquired and liabilities assumed based on our estimate of the fair values of such assets and liabilities. This includes, among other items, determining the value of the buildings and improvements, land, in-place tenant leases, and any debt assumed from the seller. Each of these estimates requires a great deal of judgment and some of the estimates involve complex calculations. Our calculation methodology is summarized in Note 2 to our consolidated and combined financial statements contained in Item 8 herein. These allocation assessments have a direct impact on our results of operations because if we were to allocate more value to land there would be no depreciation with respect to such amount or if we were to allocate more value to the buildings as opposed to allocating to the value of in-place tenant leases, this amount would be recognized as an expense over a much longer period of time, since the amounts allocated to buildings are depreciated over the estimated lives of the buildings whereas amounts allocated to in-place tenant leases are amortized over the terms of the leases (generally less than one year).

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

        CONSTRUCTION PROPERTY SAVINGS AND FIRE PROCEEDS

An entity formed by our Predecessor owners was entitled to any savings in the budgeted completion cost of three of our owned off-campus construction properties that were completed in Fall 2004. In February 2005, our Predecessor owners received such funds. Additionally, in April 2005, our Predecessor owners received insurance proceeds originally received by the Company in connection with the fire that occurred at the University Village at Fresno in 2003. These payments were accounted for as equity distributions.

        CAPITAL EXPENDITURES

We distinguish between capital expenditures necessary for the ongoing operations of our properties and acquisition-related improvements incurred within one to two years of acquisition of the related property. (Acquisition-related improvements are expenditures that have been identified at the time the property is acquired, and which we intended to incur in order to position the property to be consistent with our physical standards). We capitalize non-recurring expenditures for additions and betterments to buildings and land improvements. In addition, we generally capitalize expenditures for exterior painting, roofing, and other major maintenance projects that substantially extend the useful life of the existing assets. The cost of ordinary repairs and maintenance that do not improve the value of an asset or extend its useful life are charged to expense when incurred. Planned major repair, maintenance and improvement projects are capitalized when performed. In some circumstances, lenders require us to maintain a reserve account for future repairs and capital expenditures. These amounts are classified as restricted cash on the accompanying consolidated balance sheets, as the funds are not available to us for current use.

RESULTS OF OPERATIONS

        COMPARISON OF THE YEARS ENDED DECEMBER 31, 2005 AND DECEMBER 31, 2004

The following table presents our results of operations for the years ended December 31, 2005 and 2004, including the amount and percentage change in these results between the two periods. The results for the year ended December 31, 2004 as presented below represent the consolidated financial results of our Company for the period from August 17, 2004 to December 31, 2004 and the combined financial results of our Predecessor for the period from January 1, 2004 to August 16, 2004. The presentation of results for the year ended December 31, 2004 below is not in accordance with GAAP and is presented only for comparison purposes.

                                                             YEAR ENDED DECEMBER 31,
                                                           --------------------------
                                                               2005           2004        CHANGE($)     CHANGE(%)
                                                           ------------   ------------  ------------  ------------
REVENUES:
  Owned off-campus properties                                $  59,239      $  35,115     $  24,124         68.7%
  On-campus participating properties                            18,470         17,418         1,052          6.0%
  Third party development and management services                8,640          7,908           732          9.3%
  Resident services                                              1,125            382           743        194.5%
                                                           ------------   ------------  ------------  ------------
TOTAL REVENUES                                                  87,474         60,823        26,651         43.8%

OPERATING EXPENSES:
  Owned off-campus properties                                   27,551         16,861        10,690         63.4%
  On-campus participating properties                             8,325          7,995           330          4.1%
  Third party development and management services                6,969          5,543         1,426         25.7%
  General and administrative                                     6,714          5,234         1,480         28.3%
  Depreciation and amortization                                 16,471          9,973         6,498         65.2%
  Ground/facility lease                                            873            812            61          7.5%
                                                           ------------   ------------  ------------  ------------
TOTAL OPERATING EXPENSES                                        66,903         46,418        20,485         44.1%
                                                           ------------   ------------  ------------  ------------

OPERATING INCOME                                                20,571         14,405         6,166         42.8%

NONOPERATING INCOME AND (EXPENSES):
  Interest income                                                  825             82           743        906.1%
  Interest expense                                             (17,368)       (16,698)         (670)         4.0%
  Amortization of deferred financing costs                      (1,176)        (1,211)           35         (2.9%)
  Other nonoperating income                                      1,279            927           352         38.0%
                                                           ------------   ------------  ------------  ------------
TOTAL NONOPERATING EXPENSES                                    (16,440)       (16,900)          460         (2.7%)
                                                           ------------   ------------  ------------  ------------

Income (loss) before income taxes, minority interests,
  and discontinued operations                                    4,131         (2,495)        6,626       (265.6%)
Income tax (provision) benefit                                    (186)           728          (914)      (125.5%)
Minority interests                                                (164)           100          (264)      (264.0%)
                                                           ------------   ------------  ------------  ------------
INCOME (LOSS) FROM CONTINUING OPERATIONS                         3,781         (1,667)        5,448       (326.8%)

Discontinued operations:
  (Loss) income attributable to discontinued operations             (2)           367          (369)      (100.5%)
  Gain (loss) from disposition of real estate                    5,883            (39)        5,922    (15,184.6%)
                                                           ------------   ------------  ------------  ------------
  Total discontinued operations                                  5,881            328         5,553      1,693.0%
                                                           ------------   ------------  ------------  ------------
NET INCOME (LOSS)                                            $   9,662       $ (1,339)    $  11,001       (821.6%)
                                                           ============   ============  ============  ============

        OWNED OFF-CAMPUS PROPERTIES OPERATIONS

Revenues and operating expenses from our owned off-campus properties increased by $24.1 million and $10.7 million, respectively, in 2005 as compared to 2004. These increases were primarily due to the acquisition of seven properties during the first quarter of 2005, the completion of construction and opening of two properties in August 2004, the completion of construction and opening of one property in August 2005, and higher year-to-date occupancy at a majority of the same store properties operated during both periods, as described below. University Village at San Bernardino, which also opened in August of 2004, was sold in January 2005 and is therefore not reflected in operating revenues and expenses but is included in discontinued operations.

NEW PROPERTY OPERATIONS. We acquired seven properties containing 3,118 beds at various times during the first quarter of 2005, located in Florida (Gainesville and Tallahassee) and Denton, Texas. We also completed construction of and opened an 828-bed property serving the State University of New York - Buffalo in August 2005. Additionally, in August 2004, we completed construction of and opened a 406-bed property serving California State University, Fresno and a 749-bed property serving Temple University. These new properties contributed $22.9 million of additional revenues and $10.7 million of additional operating expenses in 2005 as compared to 2004.

SAME STORE PROPERTY OPERATIONS (EXCLUDING NEW PROPERTY ACTIVITY). We had nine properties containing 5,971 beds which were operating during both 2005 and 2004. These properties produced revenues of $34.2 million and $32.3 million during 2005 and 2004, respectively, an increase of $1.9 million. Excluding resident services revenues, which are provided through our TRS subsequent to our IPO, these properties produced revenues of $33.1 million during 2005, as compared to $31.9 million in 2004, an increase of $1.2 million. These increases were due primarily to the improved lease up for the 2005/2006 academic year, which resulted in average occupancy rates increasing to 95.1% in 2005 from 89.7% in 2004. Revenues in 2006 will be dependent on our ability to maintain our current leases in effect for the 2005/2006 academic year and our ability to obtain appropriate rental rates and desired occupancy for the 2006/2007 academic year at our various properties during our leasing period, which typically begins in January and ends in August.

At these existing properties, operating expenses remained relatively constant at $15.4 million for both 2005 and 2004. We anticipate that operating expenses in 2006 will increase slightly as compared with 2005 as a result of expected increases in utility costs, property taxes and general inflation.

        ON-CAMPUS PARTICIPATING PROPERTIES ("OCPP") OPERATIONS

NEW PROPERTY OPERATIONS. In August 2005, we completed construction of and opened an additional phase of our Cullen Oaks property, consisting of 180 units and 354 beds. This additional phase contributed approximately $0.6 million of additional revenues and approximately $0.2 million of additional operating expenses during 2005.

SAME STORE OCPP OPERATIONS. We had four participating properties containing 4,167 beds which were operating during both 2005 and 2004. Revenues from our same store on-campus participating properties increased to $17.8 million in 2005 from $17.4 million in 2004, an increase of $0.4 million. This increase was due to increased rental rates, which were offset by a decrease in average occupancy from 76.1% in 2004 to 73.3% in 2005, as well as an increase in other miscellaneous income items.

At these existing properties, operating expenses increased by approximately $0.1 million, from $8.0 million in 2004 to $8.1 million in 2005. This increase was primarily due to increased utility costs, most of which was collected from tenants in the form of utility income. We anticipate that operating expenses in 2006 will increase slightly as compared with 2005 as a result of expected increases in utility costs, insurance, taxes and general inflation.

        THIRD PARTY DEVELOPMENT AND MANAGEMENT SERVICES

Third party development and management services revenue increased by $0.7 million from $7.9 million in 2004 as compared to $8.6 million in 2005. Total third party development services revenue remained relatively constant at $5.9 million in 2005 as compared to $5.8 million in 2004, an increase of $0.1 million. Third party management services revenue increased by $0.7 million, from $2.1 million in 2004 to $2.8 million in 2005. The reasons for these variances are more fully described below.

Third party development and management services operating expenses increased approximately $1.4 million, from $5.5 million in 2004, to $6.9 million in 2005. This increase was primarily due to expenses incurred during 2005 in relation to three West Virginia University fixed price projects that were in progress during 2005 which contributed $1.1 million to the increase and a reserve of approximately $0.3 million of development costs associated with our Blinn College development project which was not awarded as anticipated. It is possible that projects for which we have expended pre-development costs will not close and that we will not be reimbursed for such costs. The pre-development costs associated therewith will ordinarily be charged against income for the then-current period. Any such charge could have a material effect on our results of operations in the period in which the charge is taken.

THIRD PARTY DEVELOPMENT SERVICES REVENUE. Development services revenues are dependent on our ability to successfully be awarded such projects, the amount of the contractual fee related to the project and the timing and completion of the construction of the project. The increase in our third party development revenue was primarily due to a slightly higher average contractual fee per project and a higher percentage of the contractual fees recognized during 2005 as compared to 2004. These factors were offset by fewer projects in progress and a decrease in construction savings revenue earned during 2005. We had eight projects in progress during 2005 with an average contractual fee of approximately $1.2 million compared to 2004 in which we had 12 projects in progress with an average contractual fee of $1.1 million. Also, due to differences in the percentage of construction completed during the periods, of the total contractual fees of the projects in progress during the respective periods, approximately 57.3% of the total contractual fees were recognized during 2005 compared to approximately 34.6% for 2004. In addition, our third party development revenue decreased as a result of approximately $0.6 million of construction savings revenue that was recognized during 2004. No construction savings revenue was earned on our third party development projects during 2005.

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

THIRD PARTY DEVELOPMENT SERVICES REVENUE - ON-CAMPUS PARTICIPATING PROPERTIES:
Development services revenue earned in relation to our on-campus participating properties is recognized over the term of the underlying ground leases. The decrease in development revenue earned on our on-campus participating properties is primarily due to approximately $0.4 million of deferred development and construction revenue recognized in 2004 upon the transfer of one of our on-campus participating properties (Coyote Village) to Weatherford College in April 2004.

MANAGEMENT SERVICES REVENUE. Third party management services revenue increased $0.7 million from $2.1 million in 2004 as compared to $2.8 million in 2005. The increase was due to a full academic year of revenues earned related to seven new management contracts that commenced in Fall 2004. We expect third party management services revenues to remain relatively constant in 2006 as compared to 2005 as the loss in any current contracts or the reduction in any current contract fees is anticipated to be offset by new contracts obtained during 2006.

        RESIDENT SERVICES

Concurrent with our commencement of operations and our designation as a REIT in 2004, certain services previously provided to residents by our properties are now provided by our TRS. These services generally consist of food service and housekeeping (at Callaway House), and certain resident programming activities. These services are provided to the residents at market rates and, under an agreement between the TRS and the Operating Partnership, payments from residents are collected by the properties on behalf of the TRS in conjunction with their collection of rents. Revenue from resident services increased by $0.7 million in 2005 as compared to 2004. This increase is due to 2004 reflecting only approximately 4.5 months of resident services revenue, which was classified as such beginning with our IPO and concurrent formation of our TRS on August 17, 2004. Accordingly, resident services revenue for 2005 reflects a full year of revenue. As a business strategy, our level of services provided to residents by the TRS is only incidental to that which is necessary to maintain or increase occupancy.

        GENERAL AND ADMINISTRATIVE

General and administrative expenses (relating primarily to corporate operations) increased $1.5 million in 2005 compared to 2004. This increase was primarily due to the following items: (i) additional expenses of $0.5 million incurred in 2005 related to Sarbanes-Oxley Section 404 compliance costs, (ii) a compensation charge of approximately $0.4 million to reflect a separation agreement entered into with an executive officer in April 2005, (iii) a full year of expenses incurred as a public company during 2005, (iv) general increases in corporate staffing as a result of the growth experienced by the Company in 2005, and (v) normal inflationary increases in such items as payroll costs, benefits, and other related corporate items. These increases were offset by a compensation charge of approximately $2.1 million recorded during 2004 in connection with the issuance of profits interest units ("PIUs") to certain of our executive and senior officers in connection with our IPO.

        DEPRECIATION AND AMORTIZATION

Depreciation and amortization increased $6.5 million in 2005 compared to 2004 primarily due to the acquisition of seven properties during the first quarter of 2005, the opening of two owned off-campus properties in August 2004, and the opening of one owned off-campus property in August 2005. In conjunction with the acquisition of the seven previously mentioned properties, a valuation was assigned to in-place leases which was amortized over the average remaining lease terms of the acquired leases (generally less than one year). This contributed approximately $1.1 million of additional depreciation and amortization expense in 2005. We expect depreciation and amortization in 2006 to increase significantly from 2005 primarily due to a full year's depreciation on properties acquired and placed in service during 2005 and the $244.3 million of recently completed 2006 acquisitions.

Amortization of deferred financing costs remained relatively constant at $1.2 million for both 2005 and 2004. Amortization of deferred financing costs was reduced in 2005 due to two mortgage loans paid off in connection with our IPO, which was offset by additional finance cost amortization incurred in 2005 related to debt assumed or incurred in connection with the property acquisitions closed during the first quarter of 2005 as well as finance costs incurred under our revolving credit facility. We expect amortization of deferred financing costs in 2006 to increase from 2005 primarily due to a full year's amortization of debt assumed or incurred in connection with acquisitions made during 2005 and the debt anticipated to be assumed or incurred in connection with the $244.3 million of recently completed 2006 acquisitions.

        INTEREST INCOME

Interest income increased by $0.7 million, from $0.1 million in 2004 to $0.8 million in 2005. This increase is primarily due to additional interest earned in 2005 on the remaining proceeds from our July 2005 equity offering that were invested in commercial paper and money market investments during the year.

        INTEREST EXPENSE

Interest expense increased $0.7 million in 2005 compared to 2004. This increase was primarily due to additional interest of $3.8 million related to debt assumed or incurred in relation to the acquisition of the seven previously mentioned properties in the first quarter 2005 as well as additional interest expense of $0.5 million incurred in 2005 under our revolving credit facility. Approximately six months of interest was recognized under our revolving credit facility in 2005 as a result of the facility being fully paid down in July 2005 in connection with our equity offering. This is in comparison to only approximately
4.5 months of interest recognized under our revolving credit facility in 2004 due to the facility being obtained in connection with the IPO in August 2004. These increases were offset by the retirement of $46.0 million in mortgage loans in connection with our IPO, which resulted in a decrease in interest expense of approximately $2.5 million. An additional $1.3 million of interest was also capitalized in 2005 as compared to 2004 as a result of increased activity related to the construction of our owned off-campus properties. We anticipate that interest expense in 2006 will increase from 2005 levels due to interest expense assumed or incurred in connection with property acquisitions and increases in potential borrowing rates that may impact our floating rate on our credit facility.

        OTHER NONOPERATING INCOME

Other non-operating income for 2005 includes a gain of approximately $0.8 million related to the sale of our option to acquire a 23.33% interest in Dobie Center, an off-campus student housing property held by an affiliate of our Predecessor owners. In addition, we also recognized a gain of approximately $0.4 and $0.7 million in 2005 and 2004, respectively, related to insurance proceeds received for a fire that occurred at one of our owned off-campus properties in 2003. A gain of approximately $0.2 million was also recognized in 2004 related to insurance proceeds received for hail damage that occurred at one of our on-campus participating properties in 2003.

        INCOME TAXES

Subsequent to our IPO formation transactions, our TRS manages our non-REIT activities. The TRS is subject to federal, state and local income taxes and is required to recognize the future tax benefits attributable to deductible temporary differences between book and tax basis, to the extent that the asset will be realized. Accordingly, an initial income tax benefit of $0.7 million was recorded in connection with our IPO during 2004. An income tax provision of approximately

$0.2 million was recorded by our TRS during 2005 to better reflect our estimate of the realization of our deferred tax asset based on management's estimate of future taxable income of our TRS.

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

        MINORITY INTERESTS

Minority interests in 2005 represent the 0.7% interest in the net income of our Operating Partnership held by holders of common units in our Operating Partnership as well as a minority partner's interest in the net income of our University Village at Sweet Home property, which commenced operations in August 2005. Minority interests in 2004 represent a minority partner's share of the net loss of four owned off-campus properties. We redeemed this minority partner's interest in connection with our IPO. See Note 9 in the accompanying Notes to Consolidated and Combined Financial Statements contained in Item 8 herein for a detailed description of minority interests.

        DISCONTINUED OPERATIONS

Statement of Financial Accounting Standards ("SFAS") No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS, requires, among other items, that the operating results of real estate properties sold or classified as held for sale be included in discontinued operations in the statements of operations for all periods presented. University Village at San Bernardino, which was sold to Cal State University - San Bernardino in January 2005, is included in discontinued operations for the year ended December 31, 2005 and 2004. The properties included in discontinued operations for the year ended December 31, 2004 also include the Village at Riverside and other non-core assets that were distributed to our Predecessor owners as part of the IPO as well as an on-campus participating property (Coyote Village) whose ground lease was transferred to the Weatherford College in April 2004.

Please refer to Note 6 in the accompanying Notes to Consolidated and Combined Financial Statements contained in Item 8 herein for a table summarizing the results of operations of the properties sold, distributed, or classified as held for sale during the years ended December 31, 2005 and 2004.

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

                                                             YEAR ENDED DECEMBER 31,
                                                           --------------------------
                                                               2004           2003        CHANGE($)     CHANGE(%)
                                                           ------------   ------------  ------------  ------------
REVENUES:
  Owned off-campus properties                                $  35,115      $  31,514     $   3,601         11.4%
  On-campus participating properties                            17,418         16,482           936          5.7%
  Third party development and management services                7,908          9,128        (1,220)       (13.4%)
  Resident services and other income                               382             --           382        100.0%
                                                           ------------   ------------  ------------  ------------
TOTAL REVENUES                                                  60,823         57,124         3,699          6.5%

OPERATING EXPENSES:
  Owned off-campus properties                                   16,861         15,272         1,589         10.4%
  On-campus participating properties                             7,995          7,925            70          0.9%
  Third party development and management services                5,543          5,389           154          2.9%
  General and administrative                                     5,234          2,737         2,497         91.2%
  Depreciation and amortization                                  9,973          8,868         1,105         12.5%
  Ground/facility lease                                            812            489           323         66.1%
                                                           ------------   ------------  ------------  ------------
TOTAL OPERATING EXPENSES                                        46,418         40,680         5,738         14.1%
                                                           ------------   ------------  ------------  ------------

OPERATING INCOME                                                14,405         16,444        (2,039)       (12.4%)

NONOPERATING INCOME AND (EXPENSES):
  Interest income                                                   82             71            11         15.5%
  Interest expense                                             (16,698)       (16,940)          242         (1.4%)
  Amortization of deferred financing costs                      (1,211)          (558)         (653)       117.0%
  Other nonoperating income                                        927             --           927        100.0%
                                                           ------------   ------------  ------------  ------------
TOTAL NONOPERATING EXPENSES                                    (16,900)       (17,427)          527         (3.0%)
                                                           ------------   ------------  ------------  ------------

Loss before income taxes, minority interests, and
   discontinued operations                                      (2,495)          (983)       (1,512)       153.8%
Income tax benefit                                                 728             --           728        100.0%
Minority interests                                                 100             16            84        525.0%
                                                           ------------   ------------  ------------  ------------
LOSS FROM CONTINUING OPERATIONS                                 (1,667)          (967)         (700)        72.4%

Discontinued operations:
  Income attributable to discontinued operations                   367              7           360      5,142.9%
  (Loss) gain from disposition of real estate                      (39)            16           (55)      (343.8%)
                                                           ------------   ------------  ------------  ------------
  Total discontinued operations                                    328             23           305      1,326.1%
                                                           ------------   ------------  ------------  ------------
NET LOSS                                                     $  (1,339)      $   (944)    $    (395)        41.8%
                                                           ============   ============  ============  ============

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

NEW PROPERTY OPERATIONS. As discussed above, in August 2003 we opened a 210-bed phase of University College-Prairie View A&M University. The opening of this on-campus property contributed $0.8 million and $0.4 million of revenues for 2004 and 2003, respectively, an increase of $0.4 million. This property also contributed a $0.4 million increase in operating expenses from $0.1 million in 2003 to $0.5 million in 2004.

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

DEVELOPMENT SERVICES. Third party development services revenue for 2004 represented a decrease of $2.1 million compared to 2003. This decrease was due to a combination of a lower average contractual fee per project and the percentage of the contractual fee recognized during the respective periods. We had 12 projects in progress during 2004 with an average contractual fee of $1.1 million, as compared to 2003 in which we had ten projects in progress with an average contractual fee of $1.2 million. In addition, due to differences in the percentage of construction completed during the periods, of the total contractual fees of the projects in progress during the respective periods, 34.6% was recognized (on a percentage of completion basis) during 2004 compared to 60.4% in 2003.

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

Please refer to Note 6 in the accompanying Notes to Consolidated and Combined Financial Statements contained in Item 8 herein for a table summarizing the results of operations of the properties sold, distributed, or classified as held for sale during the years ended December 31, 2004 and 2003.

CASH FLOWS

        COMPARISON OF YEARS ENDED DECEMBER 31, 2005 AND DECEMBER 31, 2004

                OPERATING ACTIVITIES

For the year ended December 31, 2005, net cash provided by operating activities before changes in working capital accounts provided approximately $20.6 million, as compared to $11.8 million for the year ended December 31, 2004, an increase of $8.8 million. Changes in working capital accounts utilized $0.2 million for the year ended December 31, 2005 while $6.0 million was provided by working capital accounts for the year ended December 31, 2004, a decrease of $6.2 million. This change was primarily the result of a $2.9 million increase in accounts receivable from our third party development and management services operations due to the increased activities in these operations in 2005 as compared to 2004. Additionally, various working capital accounts experienced an increase in 2005 over 2004 such as student contracts receivable and prepaid expenses due to the properties acquired or placed in service during 2005.

                INVESTING ACTIVITIES

Investing activities utilized $111.8 million and $63.6 million for the years ended December 31, 2005 and 2004, respectively. The increase in cash utilized in investing activities during the year ended December 31, 2005 related primarily to the use of cash to acquire seven properties in the first quarter of 2005 and to fund the development of an additional phase of an on-campus participating property, which was completed in Fall 2005. This increase in cash utilized was offset by proceeds received from the sale of University Village at San Bernardino in January 2005 as well as a decrease in cash used to fund owned off-campus development properties. During the year ended December 31, 2005, three owned off-campus properties were under development, of which one was completed in Fall 2005, while four properties were under development during the year ended December 31, 2004, of which three were completed in Fall 2004. For the years ended December 31, 2005, 2004, and 2003, our cash utilized in investing activities was comprised of the following:

                                                                           YEAR ENDED DECEMBER 31,
                                                                 ----------------------------------------
                                                                     2005          2004          2003
                                                                 ------------  ------------  ------------
Property disposition                                              $   28,023    $       --    $       --
Property acquisitions                                                (72,763)           --            --
Capital expenditures for on-campus participating properties             (489)       (1,045)         (691)
Capital expenditures for owned off-campus properties                  (3,639)       (7,674)       (3,775)
On-campus participating property transferred to University                --            --        (7,976)
Investments in on-campus participating properties under
   development                                                       (15,398)         (836)       (3,097)
Investments in owned off-campus properties under
   development                                                       (47,398)      (53,446)      (18,002)
Purchase of non-real estate furniture, fixtures, and equipment          (742)         (620)         (197)
Sale of option to acquire interest in student housing
   property                                                              651            --            --
                                                                 ------------  ------------  ------------
TOTAL                                                             $ (111,755)   $  (63,621)   $  (33,738)
                                                                 ============  ============  ============


        FINANCING ACTIVITIES

Cash provided by financing activities totaled $111.3 million and $45.3 million for the years ended December 31, 2005 and 2004, respectively. Cash flows provided by financing activities for the year ended December 31, 2005 consisted primarily of proceeds received from our equity offering, net of offering costs, of approximately $96.6 million in July 2005. Other significant financing activities occurring during the year ended December 31, 2005 included the receipt of proceeds from a bridge loan (subsequently converted to a mortgage loan) in the amount of $38.8 million and draws on a construction loan used to fund the development of an additional phase of an on-campus participating property in the amount of approximately $15.9 million. These items were offset by the use of cash to fund distributions to our common and restricted stockholders in the amount of approximately $20.2 million as well as the use of cash to pay down our revolving credit (net of draws on the facility during the period) in the amount of approximately $11.8 million.

Cash flows provided by financing activities for the year ended December 31, 2004 consisted primarily of proceeds received from our initial public offering, net of offering costs, of approximately $197.8 million in August 2004. Approximately $105.5 million of these proceeds was used to pay down mortgage and construction loan indebtedness, and an additional $85.9 million was used to redeem the interests of our Predecessor owners. In connection with the IPO, we also entered into a revolving credit facility, of which $11.8 million was outstanding at December 31, 2004. In addition, during the year ended December 31, 2004, we received approximately $41.7 million in proceeds from construction loans used to fund the development of three owned off-campus properties. Also, a $2.1 million partial-quarter distribution for the third quarter 2004 was paid in November 2004.

        COMPARISON OF YEARS ENDED DECEMBER 31, 2004 AND DECEMBER 31, 2003

                OPERATING ACTIVITIES

For the year ended December 31, 2004, net cash provided by operating activities before changes in working capital accounts provided approximately $11.8 million, as compared to $8.8 million for the year ended December 31, 2003, an increase of $3.0 million. Changes in working capital accounts provided approximately $6.0 million for the year ended December 31, 2004 while $2.0 million was utilized by working capital for the year ended December 31, 2003, an increase of $8.0 million. This change was primarily the result of a receivable for insurance proceeds in 2003 related to a fire that occurred at one of our owned off-campus properties under development in Fresno, California, and the subsequent receipt and use of those proceeds in 2004 to fund the related rebuild costs, as well as higher payables associated with three development projects under construction as of December 31, 2003. Additionally, in connection with the pay down of three construction loans as part of our IPO formation transactions, certain restricted funds were released by the lender in the third quarter 2004.

                INVESTING ACTIVITIES

Investing activities used $63.6 million and $33.7 million for the years ended December 31, 2004 and 2003, respectively. The increase in the cash used in investing activities during the year ended December 31, 2004 related primarily to the use of cash to fund the development costs at University Village at Fresno, University Village at San Bernardino, and University Village at TU owned off-campus construction projects, which were completed in Fall 2004. Additionally, in 2004, we purchased land and funded development costs for University Village at Sweet Home and commenced construction of a new on-campus facility (Cullen Oaks - Phase II).

                FINANCING ACTIVITIES

Cash provided by financing activities totaled $45.3 million and $21.6 million for the years ended December 31, 2004 and 2003, respectively. In connection with our IPO, we generated net proceeds of approximately $197.8 million in August 2004. Approximately $105.5 million of our IPO proceeds were used to pay down mortgage and construction loan indebtedness and $85.9 million was used to purchase the equity interests of our Predecessor owners. In addition, during 2004, we borrowed approximately $41.2 million to fund the three development projects described above. We also used our IPO proceeds to pay off the $1.7 million balance on our Predecessor's line of credit. In connection with the IPO, we also entered into a $75 million revolving credit facility, of which $11.8 million was outstanding at December 31, 2004. Also, a $2.1 million partial-quarter distribution for the third quarter 2004 was paid in November 2004.

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

The following table reflects the amounts related to our on-campus participating properties included in our consolidated/combined financial statements for the years ended December 31, 2005, 2004, and 2003:

                                                               YEAR ENDED DECEMBER 31,
                                                    ----------------------------------------
                                                        2005          2004          2003
                                                    ------------  ------------  ------------
         Revenues                                    $   18,470    $   17,730    $   17,002
         Direct operating expenses (1)                    7,738         7,621         7,517
         Amortization                                     3,661         3,532         3,271
         Amortization of deferred financing costs           234           240           180
         Ground/facility lease (2)                          873           846           584
                                                    ------------  ------------  ------------
         Net operating income                             5,964         5,491         5,450
         Interest income                                    178            53            30
         Interest expense (3) (4)                        (5,718)       (5,547)       (5,293)
         Other non-operating income                          --           234            --
                                                    ------------  ------------  ------------
         NET INCOME (5)                              $      424     $     231    $      187
                                                    ============  ============  ============

(1) Excludes property management fees of $0.9 million, $0.9 million, and $0.8 for the years ended December 31, 2005, 2004, and 2003, respectively. This expense and the corresponding fee revenue recognized by us have been eliminated in consolidation/combination. Also excludes allocation of expenses related to corporate management and oversight.

(2) Represents the universities' 50% share of the properties' net cash available for distribution after payment of operating expenses, debt service (including payment of principal) and capital expenditures.

(3) Interest expense is net of approximately $0.2 million of capitalized interest for the year ended December 31, 2005, related to Cullen Oaks Phase II, a recently completed project that was an additional phase of the Cullen Oaks on-campus participating property.

(4) Debt service expenditures for these properties totaled $7.8 million, $7.2 million and $6.6 million for the years ended December 31, 2005, 2004, and 2003, respectively.

(5) Includes the results of Coyote Village, which was transferred to Weatherford College in April 2004. This property is classified as discontinued operations in the accompanying Consolidated and Combined Financial Statements contained in Item 8. Excludes income taxes associated with these properties, which are owned by our TRS subsequent to the IPO.

LIQUIDITY AND CAPITAL RESOURCES

        CASH BALANCES AND LIQUIDITY

As of December 31, 2005, excluding our on-campus participating properties, we had $27.2 million in cash and cash equivalents and restricted cash as compared to $7.0 million in cash and cash equivalents and restricted cash as of December 31, 2004. This increase was primarily due to the completion of our equity offering in July 2005, which generated net proceeds of approximately $96.6 million, of which approximately $14.4 million is remaining at December 31, 2005. Restricted cash at our properties primarily consists of escrow accounts held by lenders and resident security deposits, as required by law in certain states. Additionally, restricted cash as of December 31, 2005 included $1.2 million of funds held in escrow in connection with potential property acquisitions.

As of December 31, 2005, our short-term liquidity needs included, but were not limited to, the following: (i) anticipated distribution payments to our stockholders and unitholders totaling approximately $23.4 million based on an anticipated annual distribution of $1.35 per share or unit based on our current shares and units outstanding, including those required to maintain our REIT status and satisfy our current distribution policy, (ii) remaining development costs on our Callaway Villas owned off-campus development project funded outside of the construction loan, estimated to be approximately $0.6 million, (iii) remaining development costs on our Village at Newark owned off-campus development project funded outside of the construction loan, estimated to be approximately $20.9 million, and (iv) funds for other potential future acquisitions or development projects. We expect to meet our short-term liquidity requirements by using remaining proceeds from our recent equity offering, net cash provided by operations, borrowings under our revolving credit facility, and permanent property level debt. In addition, we have a shelf registration available in which we may offer up to $500 million of an indeterminate amount of debt securities, preferred stock, common stock and securities warrants.

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

        2005 EQUITY OFFERING

On July 5, 2005, we consummated an equity offering, consisting of the sale of 4,575,000 shares of our common stock at a price per share of $22.50, including 575,000 shares issued as a result of the underwriters' exercise of their over-allotment option in full at the closing. The offering generated gross proceeds of $102.9 million. The aggregate proceeds to us, net of the underwriters' discount and offering costs, were approximately $96.6 million. Approximately $50.2 million of these proceeds was used to repay the outstanding balance under our revolving credit facility.

        CALLAWAY VILLAS FINANCING

In July 2005, we obtained a new construction loan in the amount of $25.0 million, of which $3.2 million is subject to holdback provisions, to fund a portion of the development and construction of Callaway Villas, an owned off-campus property scheduled to open in August 2006. We began making draws under the loan in January 2006. The loan has an initial term of 36 months and bears interest, at the Company's option, at either Prime (7.25% at December 31, 2005) or one-, two-, three-, or six-month LIBOR plus 1.35% (5.7% at December 31,
2005). The loan requires payments of interest only during the term of the loan and any accrued interest or outstanding borrowings become due on the maturity date of July 8, 2008.

        VILLAGE AT NEWARK FINANCING

In September 2005, we obtained a new construction loan in the amount of $45.5 million to fund a portion of the development and construction of Village at Newark, an owned off-campus property scheduled to open in Summer 2007. We expect to begin making draws under the loan in the second quarter of 2006. The loan has an initial term of 36 months and bears interest, at the Company's option, at either Prime (7.25% at December 31, 2005) or one-, two-, or three-month LIBOR plus 1.50% (6.4% at December 31, 2005). The term of the loan can be extended through September 2010 through the exercise of two 12-month extension periods. The loan requires payments of interest only through the original maturity date and the first extension period. The loan requires monthly principal and interest payments during the second extension period based on a 30-year amortization.

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

Availability under the revolving credit facility is limited to an "aggregate borrowing base amount" equal to the lesser of (i) 65% of the value of certain properties, calculated as set forth in the credit facility, and (ii) the adjusted net operating income from these properties divided by a formula amount. The facility bears interest at a variable rate, at the Company's option, based upon a base rate or one-, two-, three-, or six-month LIBOR plus, in each case, a spread based upon the Company's total leverage. Additionally, the Company is required to pay an unused commitment fee ranging from 0.15% to 0.20% per annum, depending on the aggregate unused balance. As of December 31, 2004, the balance outstanding on the revolving credit facility totaled $11.8 million, bearing interest at 3.9%. In July 2005, the Company paid off the entire balance on the revolving credit facility using proceeds from its 2005 equity offering. As of December 31, 2005, the total availability under the facility (subject to certain financial covenants) was approximately $90.9 million.

The terms of the facility include certain restrictions and covenants, which limit, among other items, the incurrence of additional indebtedness, liens, and the disposition of assets. The facility contains customary affirmative and negative covenants and also contains financial covenants that, among other things, require the Company to maintain certain minimum ratios of "EBITDA" (earnings before interest, taxes, depreciation and amortization) for interest expense and fixed charges. Before June 30, 2006, the Company may not pay distributions that exceed 100% of funds from operations for any four consecutive quarters. After June 30, 2006, the Company may not pay distributions that exceed 95% of funds from operations for any four consecutive quarters. The financial covenants also include consolidated net worth and leverage ratio tests. As of December 31, 2005, the Company was in compliance with all such covenants.

        DISTRIBUTIONS

We are required to distribute 90% of our REIT taxable income (excluding capital gains) on an annual basis in order to qualify as a REIT for federal income tax purposes. Accordingly, we intend to make, but are not contractually bound to make, regular quarterly distributions to common stockholders and unit holders. Distributions to common stockholders are at the discretion of the Board of Directors. We may be required to use borrowings under the credit facility, if necessary, to meet REIT distribution requirements and maintain our REIT status. The Board of Directors considers market factors and our Company's performance in addition to REIT requirements in determining distribution levels.

On March 9, 2006, the Company declared a fourth quarter 2005 distribution per share of $0.3375 which will be paid on March 30, 2006 to all common stockholders of record as of March 20, 2006. At the same time, the Operating Partnership will pay an equivalent amount per unit to holders of common units.

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

Our historical recurring capital expenditures at our owned off-campus properties, excluding the Village at Riverside, which was distributed to our Predecessor owners in connection with the IPO, are set forth below:

                                             AS OF AND FOR THE YEAR ENDED DECEMBER 31,
                                           --------------------------------------------
                                                 2005          2004           2003
                                           -------------- -------------- --------------
    Average beds                                   9,941          6,548          5,971
    Total recurring capital expenditures    $      1,828   $      1,262   $      1,104
    Average per bed                         $        184   $        193   $        185

        PRE-DEVELOPMENT EXPENDITURES

Our third party development activities have historically required us to fund pre-development expenditures such as architectural fees, permits and deposits. Because the closing of a development project's financing is often subject to third party delay, we cannot always predict accurately the liquidity needs of these activities. We frequently incur these pre-development expenditures before a financing commitment has been obtained and, accordingly, bear the risk of the loss of these pre-development expenditures if financing cannot ultimately be arranged on acceptable terms. Historically, the development projects that we have been awarded have been successfully structured and financed; however, their development has at times been delayed beyond the period initially scheduled, causing revenue to be recognized in later periods. As of December 31, 2005 we have capitalized approximately $1.5 million in pre-development costs related to awarded projects that have not yet commenced construction.

        INDEBTEDNESS

As of December 31, 2005, we had approximately $287.3 million of outstanding consolidated indebtedness (excluding unamortized debt premiums of approximately $4.3 million), comprised of $195.9 million in mortgage debt secured by 13 of our owned off-campus properties, $33.2 million in mortgage and construction loans secured by two phases of an on-campus participating property, and $58.2 million in bond issuances secured by three of our on-campus participating properties. The weighted average interest rate on our consolidated indebtedness as of December 31, 2005 was 6.89%. All of our outstanding indebtedness is fixed rate except for our revolving credit facility, which had no outstanding balance as of December 31, 2005, and the Cullen Oaks Phase II construction loan discussed below. As of December 31, 2005, approximately 5.7% of our total consolidated indebtedness was variable rate debt.

        OWNED OFF-CAMPUS PROPERTIES

The weighted average interest rate of the $195.9 million of owned off-campus mortgage debt was 6.90% as of December 31, 2005. Each of the 13 mortgages is a non-recourse obligation subject to customary exceptions. Each of these mortgages has a 30 year amortization, and none are cross-defaulted or cross-collateralized to any other indebtedness. The loans generally may not be prepaid prior to maturity; in certain cases, prepayment is allowed, subject to prepayment penalties.

        ON-CAMPUS PARTICIPATING PROPERTIES

Three of our on-campus participating properties are 100% financed with $58.2 million of outstanding project-based taxable bonds. Under the terms of these financings, one of our special purpose subsidiaries publicly issued three series of taxable bonds and loaned the proceeds to three special purpose subsidiaries that each hold a separate leasehold interest. Although a default in payment by these special purpose subsidiaries could result in a default under one or more series of bonds, the indebtedness of any of these special purpose subsidiaries is not cross-defaulted or cross-collateralized with indebtedness of the REIT, the Operating Partnership or other special purpose subsidiaries. Repayment of principal and interest on these bonds is insured by MBIA, Inc. The loans encumbering the leasehold interests are non-recourse, subject to customary exceptions.

Cullen Oaks Phase I is currently encumbered by a mortgage loan originated in September 2000 in the original principal amount of approximately $17.7 million. The loan bears interest at the Prime rate, or LIBOR plus 1.9%, at our election with principal amortizing on a 30 year schedule. We have in place an interest rate swap agreement which effectively caps the interest on the outstanding balance as of December 31, 2005 of approximately $16.8 million at 5.5%. The loan matures in November 2008. Pursuant to the Leases, in the event the leasehold estate does not achieve Financial Break Even (defined as revenues less operating expenses, excluding management fees, less debt service), the applicable Lessor would be required to make a rental payment, also known as the Contingent Payment, sufficient to achieve Financial Break Even. The Contingent Payment provision remains in effect until such time as any financing placed on the facilities would receive an investment grade rating without the Contingent Payment provision. In the event that the Lessor is required to make a Contingent Payment, future net cash flow distributions would be first applied to repay such Contingent Payments and then to unpaid management fees prior to normal distributions Pursuant to the leases, in the event the leasehold estates do not. In turn, we have guaranteed payment of this property's indebtedness. In addition, in December 2004, we obtained a construction loan to finance the Cullen Oaks Phase II on-campus participating property, which was completed in August 2005. For each borrowing, we have the option of choosing the Prime rate or LIBOR plus 2.0%. The balance on this construction loan as of December 31, 2005 was approximately $16.4 million, bearing interest at a weighted average rate of 6.3%. The total availability under this construction loan is $17.0 million and the loan requires payments of interest only through June 2006, at which time we have the option to extend the maturity date to November 2008 and convert the loan to a 30-year amortization basis.

The weighted average interest rate of the indebtedness encumbering our on-campus participating properties was 6.88% at December 31, 2005.

OFF BALANCE SHEET ITEMS

We do not have any off-balance sheet arrangements.

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual obligations as of December 31, 2005:

                               TOTAL          2006          2007          2008          2009          2010       THEREAFTER
                            ------------  ------------  ------------  ------------  ------------  ------------  ------------
Long-term debt (1)           $  424,399    $   38,295    $   21,919    $   37,634    $   42,354    $   50,519    $  233,678
Operating leases (2)             42,447           512           596           657           672           698        39,312
Capital leases                    1,903           824           462           393           224            --            --
Owned off-campus
 development projects (3)        21,536        21,536            --            --            --            --            --
Severance agreement                 195           195            --            --            --            --            --
                            ------------  ------------  ------------  ------------  ------------  ------------  ------------
                             $  490,480    $   61,362    $   22,977    $   38,684    $   43,250    $   51,217    $  272,990
                            ============  ============  ============  ============  ============  ============  ============

(1) Long-term debt obligations reflect the payment of both principal and interest. For long-term obligations with a variable interest rate, the rate in effect at December 31, 2005 was assumed to remain constant over all periods presented.

(2) Includes minimum annual lease payments under the ground leases for University Village at TU and Village at Newark.

(3) Consists of the completion costs related to Callaway Villas and Village at Newark, which are scheduled to be completed in August 2006 and Summer 2007, respectively. The amounts do not include completion costs which are funded through the construction loans. We have entered into a contract with a general contractor for certain phases of the construction of this project. However, this contract does not generally cover all of the costs that are necessary to place the property into service, including the cost of furniture and marketing and leasing costs. The unfunded commitments presented include all such costs, not only those costs that we are obligated to fund under the construction contract.

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

The following table presents a reconciliation of our FFO to our net income
(loss):

                                                                  COMPANY                             PREDECESSOR
                                                    -----------------------------------   -----------------------------------
                                                                          PERIOD FROM        PERIOD FROM
                                                       YEAR ENDED       AUGUST 17, 2004    JANUARY 1, 2004      YEAR ENDED
                                                       DECEMBER 31,     TO DECEMBER 31,      TO AUGUST 16,      DECEMBER 31,
                                                          2005               2004                2004               2003
                                                    ----------------   ----------------   ----------------   ----------------
Net income (loss)                                    $        9,662     $        1,802     $       (3,141)    $         (944)
Minority interests                                              164                 29               (129)               (16)
(Gain) loss from disposition of real estate                  (5,883)                --                 39                (16)
Real estate related depreciation
   and amortization:
   Total depreciation and
      amortization                                           16,471              4,158              5,815              8,868
   Discontinued operations
      depreciation and amortization                              --                152                219                346
   Furniture, fixtures, and equipment
      depreciation
                                                              (439)               (154)              (181)              (277)
                                                    ----------------   ----------------   ----------------   ----------------
FUNDS FROM OPERATIONS ("FFO")                        $      19,975      $        5,987     $        2,622     $        7,961
                                                    ================   ================   ================   ================

FFO per share - basic                                $        1.34      $         0.48
                                                    ================   ================
FFO per share - diluted                              $        1.33      $         0.47
                                                    ================   ================
Weighted average common shares outstanding:
      Basic                                             14,882,944          12,513,130
                                                    ================   ================
      Diluted                                           15,047,202          12,634,130
                                                    ================   ================

Our FFO for the year ended December 31, 2004 was impacted by a series of charges totaling approximately $2.6 million related to our IPO and related formation transactions. The primary components of the charges include: (i) PIU grants of approximately $2.1 million, (ii) RSU grants of $0.1 million, and (iii) the write-off of loan origination costs and exit fees associated with the repayment of indebtedness of approximately $1.2 million. These items were partially offset by the recognition of an initial deferred tax asset associated with the formation of our TRS, resulting in an income tax benefit of $0.8 million.

While our on-campus participating properties contributed $18.5 million, $17.4 million and $16.5 million to our revenues for the years ended December 31, 2005, 2004, and 2003, respectively, under our participating ground leases, we and the participating university systems each receive 50% of the properties' net cash available for distribution after payment of operating expenses, debt service (which includes significant amounts towards repayment of principal) and capital expenditures. A substantial portion of our revenues attributable to these properties is reflective of cash that is required to be used for capital expenditures and for the amortization of applicable property indebtedness. These amounts do not increase our economic interest in these properties or otherwise benefit us since our interest in the properties terminates upon the repayment of the applicable property indebtedness.

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

Funds From Operations--Modified for Operational Performance of On-Campus Participating Properties ("FFOM"):

                                                                  COMPANY                             PREDECESSOR
                                                    -----------------------------------   -----------------------------------
                                                                          PERIOD FROM        PERIOD FROM
                                                       YEAR ENDED       AUGUST 17, 2004    JANUARY 1, 2004      YEAR ENDED
                                                       DECEMBER 31,     TO DECEMBER 31,      TO AUGUST 16,      DECEMBER 31,
                                                          2005               2004                2004               2003
                                                    ----------------   ----------------   ----------------   ----------------
Funds from operations                                $       19,975     $        5,987     $        2,622     $        7,961
Elimination of operations of on-campus
 participating properties:
Net (income) loss from on-campus
 participating properties (1)                                  (424)            (1,023)               753               (187)
Amortization of investment in on-campus
 participating properties                                    (3,661)            (1,309)            (2,222)            (3,270)
                                                    ----------------   ----------------   ----------------   ----------------
                                                             15,890              3,655              1,153              4,504
Modifications to reflect operational
 performance of on-campus participating
 properties:
  Our share of net cash flow (2)                                842                214                583                471
  Management fees                                               878                371                489                809
  On-campus participating properties
    development fees (3)                                      1,275                 15                 --                 --
                                                    ----------------   ----------------   ----------------   ----------------
  Impact of on-campus participating
    properties                                                2,995                600              1,072              1,280
                                                    ----------------   ----------------   ----------------   ----------------
FUNDS FROM OPERATIONS - MODIFIED FOR
    OPERATIONAL PERFORMANCE OF ON-
 CAMPUS PARTICIPATING PROPERTIES ("FFOM")            $       18,885     $        4,255     $        2,225     $        5,784
                                                    ================   ================   ================   ================

FFOM per share - basic                               $         1.27     $         0.34
                                                    ================   ================
FFOM per share - diluted                             $         1.26     $         0.34
                                                    ================   ================
Weighted-average common shares outstanding:
    Basic                                                14,882,944         12,513,130
                                                    ================   ================
    Diluted                                              15,047,202         12,634,130
                                                    ================   ================

(1) Excludes the loss on the sale of an on-campus participating property of $39,000 during the period from January 1, 2004 to August 16, 2004, which has been reflected in the calculation of FFO above.

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

(3) Development and construction management fees, including construction savings earned under the general construction contract, related to the Cullen Oaks Phase II on-campus participating property, which was completed in August 2005.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We use fixed and floating rate debt to finance acquisitions, developments and maturing debt. These borrowings expose us to market risk related to changes in interest rates. For fixed rate debt, interest rate changes affect the fair market value but do not impact net income to common stockholders or cash flows. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact net income to common stockholders and cash flows, assuming other factors are held constant.

At December 31, 2005 and 2004 we had fixed rate debt of $212.7 million and $129.0 million, respectively. Holding other variables constant (such as debt levels), a one percentage point increase in interest rates (100 basis points) would cause a $10.0 million and $13.7 million decline in the fair value of our fixed rate debt as of December 31, 2005 and 2004, respectively. Conversely, a one percentage point decrease in interest rates would cause a $10.6 million and $15.9 million increase in the fair value of our fixed rate debt as of December 31, 2005 and 2004, respectively. Due to the structure of our floating rate debt and interest rate protection instruments, the impact of a one percentage point increase or decrease in interest rates on our net income to common stockholders and cash flows would not be significant at December 31, 2005 or 2004.

All of our outstanding indebtedness is fixed rate except for our revolving credit facility and the Cullen Oaks Phase II construction loan. Our revolving credit facility had no outstanding balance at December 31, 2005 and bears interest at the lender's Prime rate or LIBOR plus, in each case, a spread based on our total leverage. The Cullen Oaks Phase II construction loan had an outstanding balance of $16.4 million at December 31, 2005 and bears interest at the lender's Prime rate or LIBOR plus 2.0%, at our election. We have in place an interest rate swap agreement, designated as a cash flow hedge, which effectively fixes the interest rate on the outstanding balance of the Cullen Oaks Phase I mortgage loan at 5.5% through maturity in 2008. We anticipate incurring additional variable rate indebtedness in the future, including draws under our $100 million revolving credit facility. We may in the future use derivative financial instruments to manage, or hedge, interest rate risks related to such variable rate borrowings. We do not, and do not expect to, use derivatives for trading or speculative purposes, and we expect to enter into contracts only with major financial institutions.

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

     MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of American Campus Communities, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. We have designed our internal control over financial reporting to provide reasonable assurance that our published financial statements are fairly presented, in all material respects, in conformity with generally accepted accounting principles.

Our management is required by paragraph (c) of Rule 13a-15 of the Securities Exchange Act of 1934, as amended, to assess the effectiveness of our internal control over financial reporting as of the end of each fiscal year. In making this assessment, our management used the INTERNAL CONTROL -- INTEGRATED FRAMEWORK issued in July 1994 by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

Our management conducted the required assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005. Based upon this assessment, our management believes that our internal control over financial reporting is effective as of December 31, 2005.

Ernst & Young LLP, our independent registered public accounting firm, issued an attestation report on our assessment of our internal control over financial reporting. This report appears on page F-1.

                                    PART III

The information required by Part III is incorporated by reference from our definitive proxy statement for our 2006 Annual Meeting of Stockholders.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

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

                                     PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(A)     FINANCIAL STATEMENTS

        The following consolidated and combined financial information is included as a separate section of this Annual Report on Form 10-K:

                                                                                                                   PAGE NO.
                                                                                                                  ---------
Report of Independent  Registered Public Accounting Firm - Internal Control over Financial Reporting                  F-1
Report of Independent  Registered Public Accounting Firm - Audit                                                      F-2
Consolidated Balance Sheets as of December 31, 2005 and December 31, 2004                                             F-3
Consolidated and Combined  Statements of Operations for the Company for the year ended December 31, 2005 and          F-4
  for the period  from  August 17, 2004  through  December  31, 2004 and for the
  Predecessor  for the period from January 1, 2004 through  August 16, 2004, and for the year ended December 31, 2003
Consolidated and Combined Statements of Changes in Stockholders' and Predecessor Owners' Equity for the               F-5
   Company for the year ended  December  31, 2005 and
  for the period  from  August 17, 2004  through  December  31, 2004 and for the
  Predecessor  for the period from January 1, 2004 through  August 16, 2004, and for the year ended December 31, 2003
Consolidated and Combined  Statements of Cash Flows for the Company for the year ended December 31, 2005 and          F-6
  for the period from August 17, 2004  through
  December 31, 2004 and for the  Predecessor for the period from January 1, 2004 through August 16, 2004, and for the year ended December 31, 2003
Notes to Consolidated and Combined Financial Statements                                                               F-7

(B)     EXHIBITS

Exhibit
Number    Description of Document
------    -----------------------
3.1 Articles of Amendment and Restatement of American Campus Communities, Inc. Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-11 (Registration No. 333-114813) of American Campus Communities, Inc.

3.2 Bylaws of American Campus Communities, Inc. Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-11 (Registration No. 333-114813) of American Campus Communities, Inc.

4.1 Form of Certificate for Common Stock of American Campus Communities, Inc. Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-11 (Registration No. 333-114813) of American Campus Communities, Inc.

10.1 Form of Amended and Restated Partnership Agreement of American Campus Communities Operating Partnership LP. Incorporated by reference to
          Exhibit 10.1 to the Registration Statement on Form S-11 (Registration No. 333-114813) of American Campus Communities, Inc.

10.2* American Campus Communities, Inc. 2004 Incentive Award Plan. Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-11 (Registration No. 333-114813) of American Campus Communities, Inc.

10.3 American Campus Communities, Inc. 2004 Outperformance Bonus Plan. Incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-11 (Registration No. 333-114813) of American Campus Communities, Inc.

10.4 Form of PIU Grant Notice (including Registration Rights). Incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-11 (Registration No. 333-114813) of American Campus Communities, Inc.

10.5 Form of Indemnification Agreement between American Campus Communities, Inc. and certain of its directors and officers. Incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-11 (Registration No. 333-114813) of American Campus Communities, Inc.

10.6 Form of Employment Agreement between American Campus Communities, Inc. and William C. Bayless, Jr. Incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-11 (Registration No. 333-114813) of American Campus Communities, Inc.

10.7 Amendment No. 1 to Employment Agreement, dated as of April 28, 2005, between American Campus Communities, Inc. and William C. Bayless, Jr. Incorporated by reference to Exhibit 99.6 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) filed on May 3, 2005.

10.8 Form of Employment Agreement between American Campus Communities, Inc. and Brian B. Nickel. Incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-11 (Registration No. 333-114813) of American Campus Communities, Inc.

10.9 Amendment No. 1 to Employment Agreement, dated as of April 28, 2005, between American Campus Communities, Inc. and Brian B. Nickel. Incorporated by reference to Exhibit 99.7 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) filed on May 3, 2005.

10.10 Employment Agreement, dated as of April 18, 2005, between American Campus Communities, Inc. and James C. Hopke. Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) filed on May 3, 2005.

10.11 Employment Agreement, dated as of April 28, 2005, between American Campus Communities, Inc. and Greg A. Dowell. Incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) filed on May 3, 2005.

10.12 Separation Agreement, dated as of April 28, 2005, between American Campus Communities, Inc. and Mark J. Hager. Incorporated by reference to Exhibit 99.4 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) filed on May 3, 2005.

10.13 Form of Confidentiality and Noncompetition Agreement. Incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-11 (Registration No. 333-114813) of American Campus Communities, Inc.

10.14 First Amended and Restated Management Agreement, dated as of August 1, 1998, between Dobie Center Properties, Ltd. and Texas Campus Lifestyles Management (Dobie Center), L.C. Incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-11 (Registration No. 333-114813) of American Campus Communities, Inc.

10.15 Amendment to First Amended and Restated Management Agreement and Exclusive Leasing Agreement, dated as of February 1, 2004, between Dobie Center Properties, Ltd. and Texas Campus Lifestyles Management (Dobie Center), L.C. Incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-11 (Registration No. 333-114813) of American Campus Communities, Inc.

10.16 Property Management Agreement, dated as of December 2000, between SHP-The Village at Riverside LP and American Campus Management (Texas), Ltd. Incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-11 (Registration No. 333-114813) of American Campus Communities, Inc.

10.17 Credit Agreement, dated as of August 17, 2004, among American Campus Communities Operating Partnership LP, as borrower, American Campus Communities, Inc., as parent guarantor, the other entities listed on the signature pages thereto as guarantors, the banks, financial institutions and other institutional lenders listed on the signature pages thereto as the initial lenders, Deutsche Bank Trust Company Americas, as the initial issuer of Letters of Credit, the Swing Line Bank, Deutsche Bank Trust Company Americas, as administrative agent, Deutsche Bank Trust Company Americas, as collateral agent, Citigroup Global Markets Inc., as syndication agent, and Deutsche Bank Securities Inc. and Citigroup Global Markets Inc., as co-lead arrangers and joint book running managers. Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) filed on August 19, 2004.

10.18 Contribution Agreement, dated as of July 27, 2004, among American Campus Communities, Inc., American Campus Communities Operating Partnership LP, RAP-ACP, LLC and Reckson Strategic Venture Partners, LLC and, with respect to certain sections, Citigroup Global Markets Inc. and Deutsche Bank Securities Inc. Incorporated by reference to
          Exhibit 10.14 to the Registration Statement on Form S-11 (Registration No. 333-114813) of American Campus Communities, Inc.

10.19 Composite Contribution Agreement, dated as of July 27, 2004, by and among American Campus Communities, Inc., American Campus Communities Operating Partnership LP, RAP-ACP, LLC and Reckson Strategic Venture Partners, LLC and, with respect to certain sections, Citigroup Global Markets Inc. and Deutsche Bank Securities Inc., incorporating the following amendments: (i) First Amendment to Contribution Agreement, dated August 11, 2004 and (ii) Second Amendment to Contribution Agreement, dated August 17, 2004. Incorporated by reference to Exhibit
          10.2 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) filed on August 19, 2004.

10.20 Purchase and Sale Agreement, dated as of July 27, 2004, among Titan Investments I, LLC, Anthony J. Patinella, Jr. and RAP Student Housing Properties, LLC. Incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-11 (Registration No. 333-114813) of American Campus Communities, Inc.

10.21 Form of Option Agreement for the Dobie Center, by and between American Campus Communities, Inc. and RSVP Student Housing, LLC. Incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-11 (Registration No. 333-114813) of American Campus Communities, Inc.

10.22 Form of Option Agreement for The Village at Riverside, by and among American Campus Communities, Inc., RSVP Student Housing, LLC and RAP-ACP, LLC. Incorporated by reference to Exhibit 10.17 to the Registration Statement on Form S-11 (Registration No. 333-114813) of American Campus Communities, Inc.

10.23 Letter of Intent, dated as of July 27, 2004, between American Campus Communities, Inc. and Titan Investments I, LLC, dated as of July 27, 2004. Incorporated by reference to Exhibit 10.18 to the Registration Statement on Form S-11 (Registration No. 333-114813) of American Campus Communities, Inc.

10.24 Agreement of Sale and Purchase, dated September 22, 2004, by and between ACC OP Acquisitions, LLC and College Club Apartments at Tallahassee, LLC. Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2005 of American Campus Communities, Inc. (File No. 001-32265).

10.25 Agreement of Sale and Purchase, dated September 22, 2004, by and between ACC OP Acquisitions, LLC and The Grove at University Club, LLC. Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2005 of American Campus Communities, Inc. (File No. 001-32265).

10.26 Agreement of Sale and Purchase, dated September 22, 2004, by and between ACC OP Acquisitions, LLC and University Club Apartments of Gainesville, LLC. Incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2005 of American Campus Communities, Inc. (File No. 001-32265).

10.27 Agreement of Sale and Purchase, dated September 22, 2004, by and between ACC OP Acquisitions, LLC and University Club Apartments of Tallahassee, LLC. Incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2005 of American Campus Communities, Inc. (File No. 001-32265).

10.28 Agreement of Sale and Purchase, dated September 22, 2004, by and between ACC OP Acquisitions, LLC and The Greens at College Club, LLC. Incorporated by reference to Exhibit 10.5 to Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2005 of American Campus Communities, Inc. (File No. 001-32265).

10.29 Purchase and Sale Agreement, dated February 28, 2005, by and between ACC OP Acquisitions, LLC and Fairfield Pinehurst Park, Ltd. Incorporated by reference to Exhibit 10.6 to Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2005 of American Campus Communities, Inc. (File No. 001-32265).

10.30 Third Amendment to Credit Agreement, dated as of June 17, 2005, among American Campus Communities, Inc., as Parent Guarantor, American Campus Communities Operating Partnership LP, the Subsidiary Guarantors listed on the signature pages thereto, KeyBank National Association, Deutsche Bank Trust Company Americas, as the resigning Administrative Agent and resigning Collateral Agent, the other lenders that are signatories thereto, and KeyBank National Association, as successor Administrative Agent. Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) filed on June 20, 2005.

10.31 Form of Contribution and Sale Agreement, dated as of December 2, 2005, among Royal Tallahassee Partnership, Royal Tallahassee Partnership II Limited Partnership, Royal Tallahassee III Partnership, Royal Gainesville Limited Partnership, Royal Orlando Limited Partnership, Royal Lexington Limited Partnership, Royal Tucson Entrada Real Limited Partnership, Royal Texas-Tennessee Limited Partnership, Royal Texas-Tennessee II Limited Partnership, Raiders Pass Phase II Limited Partnership, Royal San Marcos Limited Partnership and Royal San Antonio Limited Partnership, on the one hand, and American Campus Communities, Inc. and American Campus Communities Operating Partnership LP, on the other hand. Incorporated by reference to
          Exhibit 99.1 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) filed on February 13, 2006.

10.32 Form of First Amendment to Contribution and Sale Agreement, dated as of December 16, 2005, among Royal Tallahassee Partnership, Royal Tallahassee Partnership II Limited Partnership, Royal Tallahassee III Partnership, Royal Gainesville Limited Partnership, Royal Orlando Limited Partnership, Royal Lexington Limited Partnership, Royal Tucson Entrada Real Limited Partnership, Royal Texas-Tennessee Limited Partnership, Royal Texas-Tennessee II Limited Partnership, Raiders Pass Phase II Limited Partnership, Royal San Marcos Limited Partnership and Royal San Antonio Limited Partnership, on the one hand, and American Campus Communities, Inc. and American Campus Communities Operating Partnership LP, on the other hand. Incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) filed on February 13, 2006.

10.33 Form of Second Amendment to Contribution and Sale Agreement, dated as of January 30, 2006, among Royal Tallahassee Partnership, Royal Tallahassee Partnership II Limited Partnership, Royal Tallahassee III Partnership, Royal Gainesville Limited Partnership, Royal Orlando Limited Partnership, Royal Lexington Limited Partnership, Royal Tucson Entrada Real Limited Partnership, Royal Texas-Tennessee Limited Partnership, Royal Texas-Tennessee II Limited Partnership, Raiders Pass Phase II Limited Partnership, Royal San Marcos Limited Partnership and Royal San Antonio Limited Partnership, on the one hand, and American Campus Communities, Inc. and American Campus Communities Operating Partnership LP, on the other hand. Incorporated by reference to Exhibit 99.3 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) filed on February 13, 2006.

10.34 Form of Third Amendment to Contribution and Sale Agreement, dated as of February 7, 2006, among Royal Tallahassee Partnership, Royal Tallahassee Partnership II Limited Partnership, Royal Tallahassee III Partnership, Royal Gainesville Limited Partnership, Royal Orlando Limited Partnership, Royal Lexington Limited Partnership, Royal Tucson Entrada Real Limited Partnership, Royal Texas-Tennessee Limited Partnership, Royal Texas-Tennessee II Limited Partnership, Raiders Pass Phase II Limited Partnership, Royal San Marcos Limited Partnership and Royal San Antonio Limited Partnership, on the one hand, and American Campus Communities, Inc. and American Campus Communities Operating Partnership LP, on the other hand. Incorporated by reference to Exhibit 99.4 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) filed on February 13, 2006.

10.35 Form of Fourth Amendment to Contribution and Sale Agreement, dated as of February 8, 2006, among Royal Tallahassee Partnership, Royal Tallahassee Partnership II Limited Partnership, Royal Tallahassee III Partnership, Royal Gainesville Limited Partnership, Royal Orlando Limited Partnership, Royal Lexington Limited Partnership, Royal Tucson Entrada Real Limited Partnership, Royal Texas-Tennessee Limited Partnership, Royal Texas-Tennessee II Limited Partnership, Raiders Pass Phase II Limited Partnership, Royal San Marcos Limited Partnership and Royal San Antonio Limited Partnership, on the one hand, and American Campus Communities, Inc. and American Campus Communities Operating Partnership LP, on the other hand. Incorporated by reference to Exhibit 99.5 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) filed on February 13, 2006.

21.1      List of Subsidiaries of the Registrant.

23.2      Consent of Ernst & Young LLP.

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

          *      Indicates management compensation plan.

          SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


March 13, 2006                       AMERICAN CAMPUS COMMUNITIES, INC.


                                     By: /s/ William C. Bayless, Jr.
                                         ----------------------------------
                                         President and Chief Executive Officer

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

                   NAME                                          TITLE                             DATE
                   ----                                          -----                             ----
/s/ William C. Bayless, Jr.                   President, Chief Executive Officer and Director     March 13, 2006
----------------------------------------      (Principal Executive Officer)
William C. Bayless, Jr

/s/ Brian B. Nickel                           Executive Vice  President,  Chief  Financial
----------------------------------------      Officer, Secretary and Director
Brian B. Nickel                               (Principal Financial Officer)                       March 13, 2006

/s/ Jonathan A. Graf                          Senior Vice President,  Chief Accounting Officer
----------------------------------------      and Treasurer
Jonathan A. Graf                              (Principal Accounting Officer)                      March 13, 2006

/s/ R.D. Burck                                Chairman of the Board of Directors
----------------------------------------
R.D. Burck                                                                                        March 13, 2006

/s/ G. Steven Dawson                          Director
----------------------------------------
G. Steven Dawson                                                                                  March 13, 2006

/s/ Cydney Donnell                            Director
----------------------------------------
Cydney Donnell                                                                                    March 13, 2006

/s/ Edward Lowenthal                          Director
----------------------------------------
Edward Lowenthal                                                                                  March 13, 2006

/s/ Scott H. Rechler                          Director
 ---------------------------------------
Scott H. Rechler                                                                                  March 13, 2006

/s/ Winston W. Walker                         Director
 ----------------------------------------
Winston W. Walker                                                                                 March 13, 2006

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

THE BOARD OF DIRECTORS AND STOCKHOLDERS OF AMERICAN CAMPUS COMMUNITIES INC.

We have audited management's assessment, included in the accompanying Management Report on Internal Control over Financial Reporting, that American Campus Communities Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). American Campus Communities Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that American Campus Communities Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, American Campus Communities Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of American Campus Communities Inc. and Subsidiaries as of December 31, 2005 and December 31, 2004, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year ended December 31, 2005, and the period from August 17, 2004 to December 31, 2004, and the related combined statements of operations, changes in owners' equity, and cash flows of the American Campus Predecessor (American Campus Communities, L.L.C. and Affiliated Student Housing Properties) for the period from January 1, 2004 through August 16, 2004, and for the year ended December 31, 2003 and our report dated March 10, 2006 expressed an unqualified opinion thereon.

Ernst & Young LLP
Austin, Texas
March 10, 2006

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

THE BOARD OF DIRECTORS AND STOCKHOLDERS OF AMERICAN CAMPUS COMMUNITIES INC.

We have audited the accompanying consolidated balance sheets of American Campus Communities Inc. and Subsidiaries as of December 31, 2005 and December 31, 2004, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year ended December 31, 2005, and the period from August 17, 2004 to December 31, 2004, and the related combined statements of operations, changes in owners' equity, and cash flows of the American Campus Predecessor (American Campus Communities, L.L.C. and Affiliated Student Housing Properties) for the period from January 1, 2004 through August 16, 2004, and for the year ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Campus Communities Inc. at December 31, 2005 and December 31, 2004, and the consolidated statements of operations, changes in stockholders' equity, and cash flows for the year ended December 31, 2005, and the period from August 17, 2004 to December 31, 2004, and the related combined statements of operations, changes in owners' equity, and cash flows of the American Campus Predecessor for the period from January 1, 2004 through August 16, 2004, and for the year ended December 31, 2003, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of American Campus Communities Inc.'s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2006 expressed an unqualified opinion thereon.


Ernst & Young LLP
Austin, Texas
March 10, 2006

                        AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES AND
                                     AMERICAN CAMPUS PREDECESSOR

                                     CONSOLIDATED BALANCE SHEETS
                           (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                          DECEMBER 31,
                                                            ----------------------------------------
                                                                   2005                 2004
                                                            -------------------  -------------------
ASSETS

Investments in real estate:
  Owned off-campus properties, net                           $         417,098    $         250,100
  Owned off-campus property - held for sale                                 --               22,350
  On-campus participating properties, net                               80,370               68,064
                                                            -------------------  -------------------
Investments in real estate, net                                        497,468              340,514

Cash and cash equivalents                                               24,641                4,635
Restricted cash                                                          9,502                9,231
Student contracts receivable, net                                        2,610                2,164
Other assets                                                            16,641               11,084
                                                            -------------------  -------------------

TOTAL ASSETS                                                 $         550,862    $         367,628
                                                            ===================  ===================

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Secured debt                                               $         291,646    $         201,014
  Accounts payable and accrued expenses                                  7,983                5,443
  Other liabilities                                                     25,155               20,294
                                                            -------------------  -------------------
TOTAL LIABILITIES                                                      324,784              226,751

Minority interests                                                       2,851                2,648

Commitments and contingencies (Note 16)

Stockholders' equity:
  Common shares, $.01 par value,  800,000,000 shares
    authorized,  17,190,000 and 12,615,000 shares issued
    and outstanding at December 31, 2005 and 2004,
    respectively                                                           172                  126
  Additional paid in capital                                           233,388              138,343
  Accumulated earnings and distributions                               (10,817)                (282)
  Accumulated other comprehensive income                                   484                   42
                                                            -------------------  -------------------
TOTAL STOCKHOLDERS' EQUITY                                             223,227              138,229
                                                            -------------------  -------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $         550,862    $         367,628
                                                            ===================  ===================


              See accompanying notes to consolidated and combined financial statements.

                                                 F-3


                                       AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES AND
                                                    AMERICAN CAMPUS PREDECESSOR

                                         CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
                                          (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                        COMPANY                             PREDECESSOR
                                                          -----------------------------------   -----------------------------------
                                                                                PERIOD FROM        PERIOD FROM
                                                             YEAR ENDED       AUGUST 17, 2004    JANUARY 1, 2004      YEAR ENDED
                                                             DECEMBER 31,     TO DECEMBER 31,      TO AUGUST 16,      DECEMBER 31,
                                                                2005               2004                2004               2003
                                                          ----------------   ----------------   ----------------   ----------------
REVENUES:
  Owned off-campus properties                              $       59,239     $       15,254     $       19,861     $       31,514
  On-campus participating properties                               18,470              8,078              9,340             16,482
  Third party development services                                  5,717              1,367              3,896              7,830
  Third party development services - on-campus
    participating properties                                          137                 43                497                109
  Third party management services - affiliates                         --                 --                178                335
  Third party management services                                   2,786              1,138                789                854
  Resident services                                                 1,125                382                 --                 --
                                                          ----------------   ----------------   ----------------   ----------------
TOTAL REVENUES                                                     87,474             26,262             34,561             57,124

OPERATING EXPENSES:
  Owned off-campus properties                                      27,551              6,741             10,120             15,272
  On-campus participating properties                                8,325              2,604              5,391              7,925
  Third party development and management services                   6,969              2,140              3,403              5,389
  General and administrative                                        6,714              4,202              1,032              2,737
  Depreciation and amortization                                    16,471              4,158              5,815              8,868
  Ground/facility lease                                               873                214                598                489
                                                          ----------------   ----------------   ----------------   ----------------
TOTAL OPERATING EXPENSES                                           66,903             20,059             26,359             40,680
                                                          ----------------   ----------------   ----------------   ----------------

OPERATING INCOME                                                   20,571              6,203              8,202             16,444

NONOPERATING INCOME AND (EXPENSES):
  Interest income                                                     825                 39                 43                 71
  Interest expense                                                (17,368)            (5,556)           (11,142)           (16,940)
  Amortization of deferred financing costs                         (1,176)              (842)              (369)              (558)
  Other nonoperating income                                         1,279                653                274                 --
                                                          ----------------   ----------------   ----------------   ----------------
TOTAL NONOPERATING EXPENSES                                       (16,440)            (5,706)           (11,194)           (17,427)
                                                          ----------------   ----------------   ----------------   ----------------
Income (loss) before income taxes, minority
    interests, and discontinued operations                          4,131                497             (2,992)              (983)
Income tax (provision) benefit                                       (186)               728                 --                 --
Minority interests                                                   (164)               (29)               129                 16
                                                          ----------------   ----------------   ----------------   ----------------
INCOME (LOSS) FROM CONTINUING OPERATIONS                            3,781              1,196             (2,863)              (967)

Discontinued operations:
  (Loss) income attributable to discontinued
      operations                                                       (2)               606               (239)                 7
  Gain (loss) from disposition of real estate                       5,883                 --                (39)                16
                                                          ----------------   ----------------   ----------------   ----------------
Total discontinued operations                                       5,881                606               (278)                23
                                                          ----------------   ----------------   ----------------   ----------------
NET INCOME (LOSS)                                          $        9,662     $        1,802     $       (3,141)    $         (944)
                                                          ================   ================   ================   ================

Income per share - basic:
  Income from continuing operations per share              $         0.25     $         0.10
                                                          ================   ================
  Net income per share                                     $         0.65     $         0.14
                                                          ================   ================
Income per share - diluted:
  Income from continuing operations per share              $         0.26     $         0.10
                                                          ================   ================
  Net income per share                                     $         0.65     $         0.15
                                                          ================   ================
Weighted-average common shares outstanding:
  Basic                                                        14,882,944         12,513,130
                                                          ================   ================
  Diluted                                                      15,047,202         12,634,130
                                                          ================   ================

Distributions declared per common share                    $         1.35     $       0.1651
                                                          ================   ================

                             See accompanying notes to consolidated and combined financial statements.

                                                                F-4

                                       AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES AND
                                                    AMERICAN CAMPUS PREDECESSOR
                  CONSOLIDATED AND COMBINED STATEMENTS OF CHANGES IN STOCKHOLDERS' AND PREDECESSOR OWNERS' EQUITY
                                                 (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                            ACCUMULATED
                                                  PAR VALUE OF  ADDITIONAL   ACCUMULATED        OTHER       PREDECESSOR
                                        COMMON       COMMON       PAID IN   EARNINGS AND    COMPREHENSIVE     OWNERS'
                                        SHARES       SHARES       CAPITAL   DISTRIBUTIONS  (LOSS) INCOME      EQUITY       TOTAL
PREDECESSOR                          ------------ ------------ ------------ ------------- ---------------- ------------- -----------
Predecessor owners' equity,
  December 31, 2002                           --   $       --   $       --   $        --   $          (46)  $    35,572  $   35,526
   Contributions                              --           --           --            --               --         3,538       3,538
   Distributions                              --           --           --            --               --       (10,311)    (10,311)
   Comprehensive loss:
    Change in fair value of
     interest rate swap                       --           --           --            --             (153)           --        (153)
    Change in fair value of
     interest rate cap                        --           --           --            --                2            --           2
    Net loss                                  --           --           --            --               --          (944)       (944)
                                                                                                                         -----------
    Total comprehensive loss                  --           --           --            --               --            --      (1,095)
                                     ------------ ------------ ------------ ------------- ---------------- ------------- -----------
Predecessor owners' equity,
  December 31, 2003                           --           --           --            --             (197)       27,855      27,658
   Contributions                              --           --           --            --               --           860         860
   Distributions                              --           --           --            --               --        (2,212)     (2,212)
   Distribution of the Village at
    Riverside and other non-core
    assets to Predecessor owners              --           --           --            --               --        (2,005)     (2,005)
   Comprehensive loss:
    Change in fair value of
     interest rate swap                       --           --           --            --                3            --           3
    Net loss                                  --           --           --            --               --        (3,141)     (3,141)
                                                                                                                         -----------
    Total comprehensive loss                  --           --           --            --               --            --      (3,138)
                                     ------------ ------------ ------------ ------------- ---------------- ------------- -----------
Predecessor owners' equity,
  August 16, 2004                             --   $       --   $       --   $        --   $         (194)  $    21,357   $  21,163
====================================================================================================================================
COMPANY
Reclassify Predecessor
  owners' equity                              --   $       --   $   21,357   $        --   $           --   $   (21,357)  $      --
   Net proceeds from sale of
     common stock                     12,615,000          126      197,694            --               --            --     197,820
   Issuance of fully vested
     restricted stock units                   --           --          125            --               --            --         125
   Fair value of profits
     interest units granted                   --           --        2,117            --               --            --       2,117
   Record minority interests for
     profits interest units                   --           --       (1,424)           --               --            --      (1,424)
   Redemption of ownership interest
     of Predecessor owners                    --           --      (80,127)           --               --            --     (80,127)
   Distributions to Predecessor
     owners                                   --           --       (1,399)           --               --            --      (1,399)
   Distributions to common and
     restricted stockholders                  --           --           --        (2,084)              --            --      (2,084)
   Comprehensive income:
     Change in fair value of
       interest rate swap                     --           --           --            --              191            --         191
     Expiration of interest rate cap          --           --           --            --               45            --          45
     Net income                               --           --           --         1,802               --            --       1,802
                                                                                                                         -----------
     Total comprehensive income               --           --           --            --               --            --       2,038
                                     ------------ ------------ ------------ ------------- ---------------- ------------- -----------
Stockholders' equity,
  December 31, 2004                   12,615,000          126      138,343          (282)              42            --     138,229
   Net proceeds from sale of
     common stock                      4,575,000           46       96,549            --               --            --      96,595
   Issuance of fully vested
     restricted stock units                   --           --          150            --               --            --         150
   Record minority interests for
     common units                             --           --         (202)           --               --            --        (202)
   Amortization of restricted
     stock awards                             --           --          219            --               --            --         219
   Distributions to Predecessor
     owners                                   --           --       (1,671)           --               --            --      (1,671)
   Distributions to common and
     restricted stockholders                  --           --           --       (20,197)              --            --     (20,197)
   Comprehensive income:
     Change in fair value of
       interest rate swap                     --           --           --            --              442            --         442
     Net income                               --           --           --         9,662               --            --       9,662
                                                                                                                         -----------
   Total comprehensive income                 --           --           --            --               --            --      10,104
                                     ------------ ------------ ------------ ------------- ---------------- ------------- -----------
STOCKHOLDERS' EQUITY,
  DECEMBER 31, 2005                   17,190,000   $      172   $  233,388   $   (10,817)  $          484   $        --  $  223,227
                                     ============ ============ ============ ============= ================ ============= ===========


                              See accompanying notes to consolidated and combined financial statements.

                                                                 F-5

                                       AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES AND
                                                     AMERICAN CAMPUS PREDECESSOR

                                         CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
                                                           (IN THOUSANDS)

                                                                             COMPANY                             PREDECESSOR
                                                                 --------------------------------   --------------------------------
                                                                                  PERIOD FROM         PERIOD FROM
                                                                   YEAR ENDED    AUGUST 17, 2004    JANUARY 1, 2004     YEAR ENDED
                                                                   DECEMBER 31,  TO DECEMBER 31,     TO AUGUST 16,     DECEMBER 31,
                                                                      2005             2004              2004              2003
                                                                 --------------  ---------------    ---------------  ---------------
OPERATING ACTIVITIES
Net income (loss)                                                 $      9,662    $       1,802      $      (3,141)   $        (944)
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
   (Gain) loss from disposition of real estate                          (5,883)              --                 39               --
   Gain on sale of option to acquire interest in student
     housing property                                                     (849)              --                 --               --
   Minority interests share of income (loss)                               164               29               (129)             (16)
   Depreciation and amortization                                        16,471            4,395              5,949            9,214
   Amortization of deferred financing costs and debt
     premiums                                                              463              933                421              587
   Share-based compensation                                                369            2,242                 --               --
   Income tax provision (benefit)                                          186             (728)                --               --
   Changes in operating assets and liabilities:
       Restricted cash                                                     308            4,970             (5,016)          (2,036)
       Student contracts receivable, net                                  (446)            (727)               860             (378)
       Other assets                                                     (4,082)             746              2,321             (265)
       Accounts payable and accrued expenses                             2,254             (910)             2,591             (421)
       Other liabilities                                                 1,812              199                932            1,105
                                                                 --------------  ---------------    ---------------  ---------------
Net cash provided by operating activities                               20,429           12,951              4,827            6,846
                                                                 --------------  ---------------    ---------------  ---------------
INVESTING ACTIVITIES
   Net proceeds from disposition of real estate                         28,023               --                 --               --
   Cash paid for property acquisitions                                 (72,763)              --                 --               --
   Investments in owned off-campus properties                          (51,037)         (13,220)           (47,900)         (21,777)
   Investments in on-campus participating properties                   (15,887)          (1,316)              (565)          (3,788)
   Purchase of furniture, fixtures and equipment                          (742)            (401)              (219)            (197)
   Student housing facility subject to lease-held for sale                  --               --                 --           (7,976)
   Net proceeds from sale of option to acquire interest
     in student housing property                                           651               --                 --               --
                                                                 --------------  ---------------    ---------------  ---------------
   Net cash used in investing activities                              (111,755)         (14,937)           (48,684)         (33,738)
                                                                 --------------  ---------------    ---------------  ---------------
FINANCING ACTIVITIES
   Net (paydown of) proceeds from revolving credit facility
     and line of credit                                                (11,800)           9,930              1,796             (716)
   Proceeds from construction loans                                     15,871              540             41,170           29,605
   Proceeds from bridge/mortgage loan                                   38,800               --                 --               --
   Repayment of debt in connection with IPO                                 --         (105,499)                --               --
   Principal payments on debt                                           (3,772)          (1,650)            (1,403)          (2,997)
   Net proceeds from  notes payable - related parties                       --               --                 --               20
   Change in construction accounts payable                                (404)          (6,860)             2,044            3,943
   Debt issuance costs                                                  (1,689)            (259)            (1,653)          (1,513)
   Proceeds from sale of common stock                                  102,938          220,763                 --               --
   Offering costs                                                       (6,598)         (21,596)            (1,348)              --
   Distributions to common and restricted stockholders                 (20,180)          (2,084)                --               --
   Contributions from Predecessor owners                                    --               --                860            3,538
   Distributions to Predecessor owners                                  (1,671)          (1,399)            (2,212)         (10,311)
   Redemption of ownership interests of Predecessor owners                  --          (85,853)                --               --
   Distributions to minority partners                                     (163)             (20)               (16)             (16)
                                                                 --------------  ---------------    ---------------  ---------------
   Net cash provided by financing activities                           111,332            6,013             39,238           21,553
                                                                 --------------  ---------------    ---------------  ---------------
Net change in cash and cash equivalents                                 20,006            4,027             (4,619)          (5,339)
Cash and cash equivalents at beginning of period                         4,635              608              5,227           10,566
                                                                 --------------  ---------------    ---------------  ---------------
Cash and cash equivalents at end of period                        $     24,641    $       4,635      $         608    $       5,227
                                                                 ==============  ===============    ===============  ===============
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
  ACTIVITIES
   Loans assumed in connection with property acquisitions         $    (47,170)   $          --      $          --    $          --
                                                                 ==============  ===============    ===============  ===============
   Reduction of investment in student housing due to fire         $         --    $          --      $          --    $      (3,750)
                                                                 ==============  ===============    ===============  ===============
   Financing of equipment through capital lease obligations       $        388    $          69      $         302    $         117
                                                                 ==============  ===============    ===============  ===============
   Change in fair value of derivative instruments, net            $        442    $        (134)     $         373    $        (151)
                                                                 ==============  ===============    ===============  ===============
   Transfer of leasehold asset                                    $         --    $          --      $       7,976    $          --
                                                                 ==============  ===============    ===============  ===============
   Repayment by transferee of note payable on leasehold
     asset held for sale                                          $         --    $          --      $      (8,080)   $          --
                                                                 ==============  ===============    ===============  ===============
   Contribution of land from minority partner in
     development joint venture                                    $         --    $       1,220      $          --    $          --
                                                                 ==============  ===============    ===============  ===============
   Distribution of assets of The Village at Riverside
     and other non-core assets to Predecessor owners              $         --    $     (13,845)     $          --    $          --
                                                                 ==============  ===============    ===============  ===============
   Distribution of liabilities of The Village at
     Riverside and other non-core  assets to
     Predecessor owners                                           $         --    $      11,840      $          --    $          --
                                                                 ==============  ===============    ===============  ===============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Interest paid                                                $     18,030    $       7,657      $       9,960    $      17,665
                                                                 ==============  ===============    ===============  ===============
     Income taxes paid                                            $          6    $          67      $          --    $          --
                                                                 ==============  ===============    ===============  ===============


                              See accompanying notes to consolidated and combined financial statements.

                                                                 F-6

             AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES AND
                           AMERICAN CAMPUS PREDECESSOR
             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS


1.      ORGANIZATION AND DESCRIPTION OF BUSINESS

American Campus Communities, Inc. (the "Company") is a real estate investment trust ("REIT") that was incorporated on March 9, 2004 and commenced operations effective with the completion of an initial public offering ("IPO") on August 17, 2004. Through the Company's controlling interest in American Campus Communities Operating Partnership LP (the "Operating Partnership") and American Campus Communities Services, Inc., (the Company's taxable REIT subsidiary or "TRS"), the Company is one of the largest owners, managers and developers of high quality student housing properties in the United States in terms of beds owned and under management. The Company is a fully integrated, self-managed and self-administered equity REIT with expertise in the acquisition, design, financing, development, construction management, leasing and management of student housing properties.

Concurrent with the consummation of various formation transactions, the IPO consisted of the sale of 12,615,000 shares of the Company's common stock at a price per share of $17.50, including the exercise of the underwriters' over-allotment option. Gross proceeds to the Company were approximately $220.8 million (approximately $197.8 million net of the underwriters' discount and offering costs). As part of the various formation transactions, the Company redeemed the ownership interests of its Predecessor owners, acquired a minority ownership interest in four owned off-campus properties, repaid certain construction and permanent indebtedness, distributed an owned off-campus property and other non-core assets to its Predecessor owners, and entered into a revolving credit facility. In addition, on July 5, 2005, the Company completed an equity offering, consisting of the sale of 4,575,000 shares of the Company's common stock at a price per share of $22.50, including the exercise of the underwriters' over-allotment option. The offering generated gross proceeds of approximately $102.9 million (approximately $96.6 million net of the underwriters' discount and offering costs).

As of December 31, 2005, the Company's property portfolio contained 25 student housing properties with approximately 17,100 beds and 5,600 apartment units, consisting of 21 owned off-campus properties that are in close proximities to colleges and universities and four on-campus participating properties operated under ground/facility leases with the related university systems. The four on-campus participating properties include an additional phase (Phase II) at Cullen Oaks, consisting of 354 beds and 180 units, which was completed in August 2005. These communities contain modern housing units, offer resort-style amenities and are supported by a classic resident assistant system and other student-oriented programming.

Through the TRS, the Company also provides construction management and development services for student housing properties owned by colleges and universities, charitable foundations, and others. As of December 31, 2005, the Company provided third party management and leasing services for 17 student housing properties (12 of which the Company served as the third party developer and construction manager) that represented approximately 10,000 beds in approximately 4,100 units. Third party management and leasing services are typically provided pursuant to multi-year management contracts that have initial terms that range from one to five years. As of December 31, 2005, the Company's total owned and managed portfolio included 42 properties that represented approximately 27,100 beds in approximately 9,700 units.

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

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, Consolidated Financial Statements" (FIN 46"), which was revised in December 2003. This interpretation requires certain variable interest entities ("VIEs") to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. This interpretation was effective for periods ending after March 15, 2004. As none of the Company's joint ventures meet the definition of a VIE as defined in FIN 46, the issuance of this interpretation had no effect on the Company's consolidated financial statements.

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

        Buildings and improvements            7-40 years
        Leasehold interest - on-campus
          participating properties            25-34 years (shorter of useful
                                              life or respective lease term)
        Furniture, fixtures and equipment     3-7 years

The cost of buildings and improvements includes the purchase price of the property, including legal fees and acquisition costs. Project costs directly associated with the development and construction of an owned real estate project, which include interest, property taxes, and amortization of deferred finance costs, are capitalized as construction in progress. Upon completion of the project, costs are transferred into the applicable asset category and depreciation commences. Interest totaling approximately $1.7 million, $1.8 million and $0.4 million was capitalized during the years ended December 31, 2005, 2004, and 2003, respectively. Amortization of deferred financing costs totaling approximately $0.1 million, $0.2 million, and $0.1 million was capitalized during the years ended December 31, 2005, 2004, and 2003, respectively.

Management assesses whether there has been an impairment in the value of the Company's investments in real estate whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment is recognized when estimated expected future cash flows (undiscounted and before interest charges) are less than the carrying value of the property. The estimation of expected future net cash flows is inherently uncertain and relies on assumptions regarding current and future economics and market conditions. If such conditions change, then an adjustment to the carrying value of the Company's long-lived assets could occur in the future period in which the conditions change. To the extent that a property is impaired, the excess of the carrying amount of the property over its estimated fair value is charged to earnings. The Company believes that there were no impairments of the carrying values of its investments in real estate as of December 31, 2005.

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

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company maintains cash balances in various banks. At times the Company's balances may exceed the $0.1 million amount insured by the FDIC. As the Company only uses money-centered financial institutions, the Company does not believe it is exposed to any significant credit risk related to its cash and cash equivalents. Cash and cash equivalents as of December 31, 2005 includes approximately $14.4 million of proceeds remaining from the Company's July 2005 equity offering.

             AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES AND
                           AMERICAN CAMPUS PREDECESSOR
             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS


RESTRICTED CASH

Restricted cash consists of funds held in trust and invested in low risk investments, generally consisting of government backed securities, as permitted by the indentures of trusts, which were established in connection with three bond issues. Additionally, restricted cash includes escrow accounts held by lenders and resident security deposits, as required by law in certain states. Certain funds held by a trustee in a required escrow account are being invested under a forward delivery agreement in government backed securities that have a remaining maturity when purchased of six months. Restricted cash also consists of escrow deposits made in connection with potential property acquisitions. These escrow deposits are invested in an interest-bearing account at a federally-insured bank. Realized and unrealized gains and losses are not material for the periods presented.

INTANGIBLE ASSETS

In connection with the property acquisitions discussed in Note 5, the Company capitalized approximately $1.1 million related to management's estimate of the fair value of the in-place leases assumed. This intangible asset was amortized on a straight-line basis over a term of approximately six months, which represented the average remaining term of such leases. This asset was fully amortized as of December 31, 2005 and the amortization is included in depreciation expense in the accompanying consolidated statement of operations for the year ended December 31, 2005.

DEFERRED FINANCING COSTS

The Company defers financing costs and amortizes the costs over the terms of the related debt using the effective interest method. Upon repayment of or in conjunction with a material change in the terms of the underlying debt agreement, any unamortized costs are charged to earnings. Accordingly, concurrent with the pay off of two mortgage loans and three construction loans in connection with the IPO, unamortized finance costs totaling approximately $0.6 million were charged to earnings for the year ended December 31, 2004.

Amortization expense, net of amounts capitalized, approximated $1.2 million, $1.4 million, and $0.6 million for the years ended December 31, 2005, 2004, and 2003, respectively. Accumulated amortization at December 31, 2005 and 2004 approximated $2.9 million and $1.6 million, respectively. Deferred financing costs, net of amortization, are included in other assets on the accompanying consolidated balance sheets.

DEBT PREMIUMS

Debt premiums represent the excess of the estimated fair value of debt over the principal value of debt assumed in connection with the Company's property acquisitions. The debt premiums are being amortized as an offset to interest expense over the term of the related loans using the effective-interest method. As of December 31, 2005 and December 31, 2004, net unamortized debt premiums were $4.4 million and $-0-, respectively, and are included in secured debt on the accompanying consolidated balance sheets.

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

Allowances for doubtful accounts are established when management determines that collection of receivables are doubtful. When management has determined receivables to be uncollectible, they are removed as an asset with a corresponding reduction in the allowance for doubtful accounts.

             AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES AND
                           AMERICAN CAMPUS PREDECESSOR
             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS


The allowance for doubtful accounts is summarized as follows:


                                    BALANCE, BEGINNING    CHARGED TO                  BALANCE, END OF
                                         OF PERIOD          EXPENSE    WRITE-OFFS          PERIOD
                                    ------------------    ----------   ----------     ---------------
Year ended December 31, 2003             $  1,576           $   584     $  (103)          $ 2,057
Year ended December 31, 2004 (1)         $  2,057           $   646     $(1,851)          $   852
Year ended December 31, 2005             $    852           $   808     $  (501)          $ 1,159

(1) In 2004, the Company wrote off essentially all receivables that were 100% reserved.

THIRD PARTY DEVELOPMENT SERVICES REVENUE AND COSTS

Costs associated with the pursuit of development and construction management contracts are expensed as incurred, until such time that management believes it is probable the contract will be executed. Costs are then deferred and recognized in relation to the revenues earned on executed contracts. Development and construction revenues and related costs are recognized by the Company using the percentage of completion method, as determined by construction costs incurred relative to total estimated construction costs. For projects where the Company's fee is based on a fixed price, any cost overruns incurred during construction, as compared to the original budget, will reduce the net fee generated on those projects. Incentive fees are recognized when performance has been verified by an independent third party.

The Company also evaluates the collectibility of fee income and expense reimbursements generated through the provision of development and construction management services based upon the individual facts and circumstances, including the contractual right to receive such amounts in accordance with the terms of the various projects, and reserves any amounts that are deemed to be uncollectible. Management also evaluates the status of awarded projects on a periodic basis and expenses any deferred costs related to projects whose current status indicates the costs may not provide future value to the Company in the form of revenues. Such write-offs are included in third party development and management services expenses on the accompanying consolidated and combined statements of operations. As of December 31, 2005, the Company has capitalized approximately $1.5 million in pre-development costs related to awarded projects that have not yet commenced construction. Such costs are included in other assets in the accompanying consolidated balance sheets.

THIRD PARTY MANAGEMENT SERVICES REVENUES

Management fees are recognized when earned in accordance with each management contract. Incentive management fees are recognized when the incentive criteria are anticipated to be met.

ADVERTISING COSTS

Advertising costs are expensed during the period incurred. The Company uses no direct response advertising. Advertising expense approximated $1.6 million, $0.4 million, and $0.9 million in 2005, 2004, and 2003, respectively.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Derivative financial instruments are reported on the balance sheet at fair value. Changes in fair value are recognized either in earnings or as other comprehensive income, depending on whether the derivative has been designated as a fair value or cash flow hedge and whether it qualifies as part of a hedging relationship, the nature of the exposure being hedged, and how effective the derivative is at offsetting movements in underlying exposure. The Company discontinues hedge accounting when: (i) it determines that the derivative is no longer effective in offsetting changes in the fair value or cash flows of a hedged item; (ii) the derivative expires or is sold, terminated, or exercised;
(iii) it is no longer probable that the forecasted transaction will occur; or
(iv) management determines that designating the derivative as a hedging instrument is no longer appropriate. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, the Company will carry the derivative at its fair value on the balance sheet, recognizing changes in the fair value in current-period earnings. The Company uses interest rate swaps to effectively convert a portion of its floating rate debt to fixed rate, thus reducing the impact of rising interest rates on interest payments. These instruments are designated as cash flow hedges and qualify for the short cut method under SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, as amended. The interest differential to be paid or received is accrued as interest expense. The Company's counter-parties are major financial institutions.

             AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES AND
                           AMERICAN CAMPUS PREDECESSOR
             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS


COMMON STOCK ISSUANCE COSTS

In accordance with the Securities and Exchange Commission's Staff Accounting Bulletin No. 5, specific incremental costs directly attributable to the Company's equity offerings were deferred and charged against the gross proceeds of the offering. As such, underwriting commissions and other common stock issuance costs are reflected as a reduction of additional paid in capital.

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

STOCK-BASED COMPENSATION

The Company accounts for equity based awards in accordance with SFAS No. 123
(R), SHARE-BASED PAYMENT, which the Company adopted in the first quarter of 2005. Accordingly, the Company has recognized compensation expense related to certain restricted stock awards (see Note 11) over the underlying vesting periods. The adoption of this statement did not have a material impact on the Company's consolidated or combined financial position or results of operations and did not require any cumulative adjustments to previously reported results.

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

OTHER NONOPERATING INCOME

Other nonoperating income of $1.3 million and $0.9 million was recognized for the years ended December 31, 2005 and 2004, respectively. In December 2005, the Company recognized a gain of approximately $0.8 million related to the sale of the Company's option to acquire a 23.33% interest held by an affiliate of its Predecessor owners in Dobie Center, an off-campus student housing property. The Company received approximately $0.6 million in cash proceeds in conjunction with sale of the option. The hold-back portion of approximately $0.2 million will be collected by the Company upon expiration of the six-month survival period related to representations and warranties. In addition, the Company also recognized a gain of approximately $0.4 million and $0.7 million in 2005 and 2004, respectively, related to insurance proceeds received for a fire that occurred at one of the Company's owned off-campus properties in 2003. A gain of approximately $0.2 million was also recognized in 2004 related to insurance proceeds received for hail damage that occurred at one of the Company's on-campus participating properties in 2003.

FINANCIAL INSTRUMENTS

The Company does not hold or issue financial instruments for trading purposes. The fair value of financial instruments was estimated based on the following methods and assumptions:

             AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES AND
                           AMERICAN CAMPUS PREDECESSOR
             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS


CASH AND CASH EQUIVALENTS, RESTRICTED CASH, STUDENT CONTRACTS RECEIVABLE, OTHER ASSETS, ACCOUNTS PAYABLE AND ACCRUED EXPENSES, and OTHER LIABILITIES: the carrying amount approximates fair value, due to the short maturity of these instruments.

MORTGAGE LOANS: the fair value of mortgage loans is based on the present value of the cash flows at current rates through maturity. As of December 31, 2005, the Company estimated the fair value of its fixed-rate mortgage loans to be approximately $223.9 million.

CONSTRUCTION LOAN: the fair value of the Company's construction loan approximates carrying value due to the variable interest rate feature of this instrument.

BONDS PAYABLE: the fair value of bonds payable is based on market quotes for bonds outstanding. As of December 31, 2005, the Company estimated the fair value of its bonds payable to be approximately $68.9 million.

DERIVATIVE INSTRUMENTS: these instruments are reported on the balance sheet at fair value, which is based on calculations provided by independent, third-party financial institutions and represent the discounted future cash flows expected, based on the projected future interest rate curves over the life of the instrument.

RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform to the current period presentation.

             AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES AND
                           AMERICAN CAMPUS PREDECESSOR
             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS


3.      EARNINGS PER SHARE

Basic income per share is computed using net income and the weighted average number of shares of the Company's common stock outstanding during the period, including restricted stock units ("RSUs") issued to outside directors. Diluted income per share reflects weighted average common shares issuable from the assumed conversion of restricted stock awards ("RSAs") granted and common units of limited partnership interest in the Operating Partnership, formerly Profits Interest Units ("PIUs"). See Note 11 for a discussion of RSUs, common units, and RSAs.

The following is a summary of the elements used in calculating basic and diluted income per share for the year ended December 31, 2005 and for the period subsequent to the IPO (August 17, 2004 through December 31, 2004):

                                                                                                  PERIOD FROM
                                                                       YEAR ENDED             AUGUST 17, 2004 THROUGH
                                                                   DECEMBER 31, 2005             DECEMBER 31, 2004
                                                                 ---------------------       -------------------------
BASIC NET INCOME PER SHARE CALCULATION:
  Income from continuing operations                              $               3,781       $                   1,196
  Discontinued operations                                                        5,881                             606
                                                                 ---------------------       -------------------------
  Net income                                                     $               9,662       $                   1,802
                                                                 =====================       =========================

  Income from continuing operations - per share                  $                0.25       $                    0.10
                                                                 =====================       =========================
  Income from discontinued operations - per share                $                0.40       $                    0.04
                                                                 =====================       =========================
  Net income - per share                                         $                0.65       $                    0.14
                                                                 =====================       =========================

  Basic weighted average common shares outstanding                          14,882,944                      12,513,130
                                                                 =====================       =========================

DILUTED NET INCOME PER SHARE CALCULATION:
  Income from continuing operations                              $               3,781       $                   1,196
  Income allocated to common unit/PIU holders (1)                                  105                              30
                                                                 ---------------------       -------------------------
  Income from continuing operations, as adjusted                                 3,886                           1,226
  Discontinued operations                                                        5,881                             606
                                                                 ---------------------       -------------------------
  Net income, as adjusted                                        $               9,767       $                   1,832
                                                                 =====================       =========================

  Income from continuing operations - per share                  $                0.26       $                    0.10
                                                                 =====================       =========================
  Income from discontinued operations - per share                $                0.39       $                    0.05
                                                                 =====================       =========================
  Net income - per share                                         $                0.65       $                    0.15
                                                                 =====================       =========================

  Basic weighted average common shares outstanding                          14,882,944                      12,513,130
  Common units/PIUs (1)                                                        121,000                         121,000

  Restricted stock awards                                                       43,258                              --
                                                                 ---------------------       -------------------------
  Diluted weighted average common shares outstanding                        15,047,202                      12,634,130
                                                                 =====================       =========================

(1) In connection with the Company's equity offering in July 2005, all PIUs were converted to common units of limited partnership interest in the Operating Partnership, as contemplated in the Amended and Restated Agreement of Limited Partnership of the Operating Partnership (the "OP Agreement").

             AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES AND
                           AMERICAN CAMPUS PREDECESSOR
             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS


4.      INCOME TAXES

Deferred income taxes result from temporary differences between the carrying amounts of assets and liabilities of the TRS for financial reporting purposes and the amounts used for income tax purposes. Significant components of the deferred tax assets and liabilities are as follows:

                                                            DECEMBER 31,
                                                      -----------------------
                                                         2005         2004
                                                      ----------   ----------
DEFERRED TAX ASSETS:
  Fixed and intangible assets                         $   10,537   $   11,742

  Net operating loss carryforwards                           584          343
  Prepaid and deferred rent                                1,010          175
  Bad debt reserves                                          152           46
  Accrued expenses and other                                 128           21
                                                      ----------   ----------
Total deferred tax assets                                 12,411       12,327

Valuation allowance for deferred tax assets              (11,107)     (10,696)
                                                      ----------   ----------
Deferred tax assets, net of valuation allowance            1,304        1,631

DEFERRED TAX LIABILITY:
  Deferred financing costs                                   762          903
                                                      ----------   ----------
NET DEFERRED TAX ASSETS                               $      542   $      728
                                                      ==========   ==========

Significant components of the income tax (provision) benefit are as follows:

                                                                              PERIOD FROM AUGUST 17,
                                                            YEAR ENDED             2004 THROUGH
                                                         DECEMBER 31, 2005      DECEMBER 31, 2004
                                                         -----------------   ------------------------
DEFERRED:
  Federal                                                $            (163)  $                    660
  State                                                                (23)                        68
                                                         -----------------   ------------------------
TOTAL (PROVISION) BENEFIT -- CONTINUING OPERATIONS       $            (186)  $                    728
                                                         =================   ========================

TRS earnings subject to tax consisted of an approximate $1.9 million loss and $0.4 million income for the year ended December 31, 2005 and for the period from August 17, 2004 (IPO and TRS formation date) to December 31, 2004, respectively. The reconciliation of income tax attributable to continuing operations computed at the U.S. statutory rate to income tax (provision) benefit is as follows:

                                                                              PERIOD FROM AUGUST 17,
                                                            YEAR ENDED               2004 TO
                                                         DECEMBER 31, 2005      DECEMBER 31, 2004
                                                         -----------------   ------------------------
Tax (provision) benefit at U.S. statutory rates on TRS   $             655   $                   (132)
   income subject to tax
State income tax, net of federal income tax benefit                     65                        (14)
Effect of permanent differences                                        (29)                        (8)
(Decrease) increase in valuation allowance                            (877)                       217
Initial adoption of SFAS No. 109                                        --                        665
                                                         -----------------   ------------------------
INCOME TAX (PROVISION) BENEFIT                           $            (186)  $                    728
                                                         =================   ========================

Upon formation, the TRS became subject to federal and state income taxation and, accordingly, established deferred tax assets and liabilities. The net deferred tax asset recorded upon formation was approximately $0.7 million. The valuation allowance increased by approximately $0.4 million during the year ended December 31, 2005.

             AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES AND
                           AMERICAN CAMPUS PREDECESSOR
             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS


At December 31, 2005, the Company had net operating loss carryforwards ("NOLs") of approximately $1.6 million for income tax purposes that begin to expire in 2024. These NOLs may be used to offset future taxable income generated by the TRS.

5.      PROPERTY ACQUISITIONS

In March 2005, the Company acquired a 396-unit, 1,044-bed off-campus student housing property (The Estates) located near the University of Florida campus in Gainesville, Florida, for a contract purchase price of $47.5 million, not including anticipated capital expenditures and initial integration expenses necessary to bring the property up to the Company's operating standards. The Company also incurred an additional $0.5 million in closing costs and other external acquisition costs related to this acquisition. In addition, as discussed in Note 10, the Company entered into a bridge loan in the amount of $37.4 million in connection with this acquisition. The bridge loan was subsequently converted into a mortgage loan with a total principal amount of $38.8 million.

In March 2005, the Company acquired a 136-unit, 418-bed off-campus student housing property (City Parc at Fry Street) located near the University of North Texas in Denton, Texas, for a contract purchase price of $19.2 million, not including anticipated capital expenditures and initial integration expenses necessary to bring the property up to the Company's operating standards. The Company also incurred an additional $0.1 million in closing costs and other external acquisition costs related to this acquisition. In addition, as discussed in Note 10, the Company assumed fixed rate mortgage debt with an outstanding principal balance of approximately $11.8 million in connection with this acquisition.

In February 2005, the Company acquired a five-property portfolio (the "Proctor Portfolio") for a contract purchase price of approximately $53.5 million, not including anticipated capital expenditures and initial integration expenses necessary to bring the properties up to the Company's operating standards. Four of the properties are located in Tallahassee, Florida and one property is located in Gainesville, Florida. These five communities total 53 buildings, 446 units, and 1,656 beds. The Company also incurred an additional $0.3 million in closing costs and other external acquisition costs related to this acquisition. In addition, as discussed in Note 10, the Company assumed fixed rate mortgage debt with an outstanding principal balance of approximately $35.4 million in connection with this acquisition.

The acquired properties' results of operations have been included in the accompanying consolidated statements of operations since their respective acquisition closing dates. The following unaudited pro forma information for the years ended December 31, 2005, 2004 and 2003, present consolidated and combined information for the Company and the Predecessor as if the property acquisitions and IPO discussed above had occurred at the beginning of the earliest period presented. The unaudited pro forma information is provided for informational purposes only and is not indicative of results that would have occurred or which may occur in the future:

                                                YEAR ENDED DECEMBER 31,
                                         --------------------------------------
                                            2005          2004           2003
                                         ----------    ----------    ----------
Total revenues                           $   90,258    $   76,623    $   71,193
Net income (loss)                        $   10,875    $   (1,800)   $   (2,558)
Net income (loss) per share - basic      $     0.73    $    (0.14)   $    (0.20)
Net income (loss) per share - diluted    $     0.73    $    (0.14)   $    (0.20)

6.      PROPERTY DISPOSITION AND DISCONTINUED OPERATIONS

In November 2004, California State University - San Bernardino exercised its option to purchase from the Company the University Village at San Bernardino off-campus student housing property for an aggregate purchase price of approximately $28.3 million. In accordance with the provision of SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS, this property is reflected as Owned Off-Campus Property - Held for Sale as of December 31, 2004. This transaction was consummated in January 2005, resulting in net proceeds of approximately $28.1 million. The resulting gain on disposition of approximately $5.9 million is included in discontinued operations in the accompanying consolidated statement of operations for the year ended December 31, 2005.

Discontinued operations for the years ended December 31, 2004 and 2003, include University Village at San Bernardino, which was sold in January 2005, The Village at Riverside and certain other non-core assets that were distributed to an affiliate of the Company's Predecessor owners in connection with the IPO, and the Company's leasehold interest in Coyote

             AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES AND
                           AMERICAN CAMPUS PREDECESSOR
             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS


Village, which was transferred to Weatherford College in April 2004, as contemplated in the structuring of the related ground lease agreement.

The related net income or loss for the afore-mentioned properties is reflected in the accompanying consolidated and combined statements of operations as discontinued operations for the periods presented in accordance with SFAS No.
144. Below is a summary of the results of operations for the properties sold or distributed through their respective sale or distribution dates:

                                                YEAR ENDED DECEMBER 31,
                                       --------------------------------------
                                          2005          2004          2003
                                       ----------    ----------    ----------
     Total revenues                    $       29    $    2,767    $    2,769
     Total operating expenses                  31         1,643         1,776
                                       ----------    ----------    ----------
        Operating (loss) income                (2)        1,124           993
      Total nonoperating expenses              --           757           986
                                       ----------    ----------    ----------
        NET (LOSS) INCOME              $       (2)   $      367    $        7
                                       ==========    ==========    ==========

As of December 31, 2005 and 2004, assets and liabilities attributable to the properties held for sale consisted of the following:

                                                             DECEMBER 31,
                                                       ------------------------
                                                          2005          2004
                                                       ----------    ----------
     Cash and cash equivalents                         $       --    $      176
                                                       ==========    ==========
     Other assets                                      $       --    $      119
                                                       ==========    ==========
     Land, buildings and improvements, and furniture,
          fixtures, and equipment, net of accumulated
          depreciation                                 $       --    $   22,350
                                                       ==========    ==========

     Accounts payable and accrued expenses             $       --    $      126
                                                       ==========    ==========

     Other liabilities                                 $       --    $      311
                                                       ==========    ==========

7.      INVESTMENTS IN OWNED OFF-CAMPUS PROPERTIES

Owned off-campus properties consisted of the following:

                                                             DECEMBER 31,
                                                       ------------------------
                                                          2005          2004
                                                       ----------    ----------
        Land                                           $   52,018    $   33,778
        Buildings and improvements                        361,938       219,841
        Furniture, fixtures and equipment                  18,115        10,104

       Construction in progress                            18,962         9,087
                                                       ----------    ----------
                                                          451,033       272,810
        Less accumulated depreciation                     (33,935)      (22,710)
                                                       ----------    ----------
     OWNED OFF-CAMPUS PROPERTIES, NET                  $  417,098    $  250,100
                                                       ==========    ==========

8.      ON-CAMPUS PARTICIPATING PROPERTIES

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

On-campus participating properties are as follows:


                                                                                    HISTORICAL COST - DECEMBER 31,
                                                                                    ------------------------------
                                                LEASE          REQUIRED DEBT
        LESSOR/UNIVERSITY                   COMMENCEMENT        REPAYMENT (1)           2005              2004
------------------------------------        ------------        -------------       ------------      ------------
 Texas A&M University System /
   Prairie View A&M University (2)             2/1/96              9/1/23           $     38,037      $     37,840
 Texas A&M University System /
   Texas A&M International                     2/1/96              9/1/23                  5,920             5,909
 Texas A&M University System /                                     8/31/25 /
  Prairie View A&M University (3)             10/1/99              8/31/28                23,777            23,663
 University of Houston System /
   University of Houston - (4)                9/27/00              8/31/35                34,603            18,958
                                                                                    ------------      ------------
                                                                                         102,377            86,370
   Less accumulated amortization                                                         (21,967)          (18,306)
                                                                                    ------------      ------------
ON-CAMPUS PARTICIPATING PROPERTIES, NET                                             $     80,370      $     68,064
                                                                                    ============      ============

(1) Represents the effective lease termination date. The Leases terminate upon the earlier to occur of the final repayment of the related debt or the end of the contractual lease term.

(2)     Consists of three phases placed in service between 1996 and 1998.

(3)     Consists of two phases placed in service in 2000 and 2003.

(4)     Consists of two phases placed in service in 2001 and 2005.

9.      JOINT VENTURES AND MINORITY INTERESTS

In August 2004, the Operating Partnership formed a limited liability company, 1772 Sweet Home Road, LLC ("Sweet Home LLC"), with a local landowner to develop an owned off-campus student housing property located in Buffalo, New York. The community consists of nine residential buildings containing 269 units and 828 beds and was completed in August 2005 in connection with the commencement of the 2005/2006 academic year at State University of New York - Buffalo. Upon the formation of Sweet Home LLC, an affiliate of the Operating Partnership (the "Managing Member") caused Sweet Home LLC to admit the local landowner (which was a partner in the selling partnership) as a non-managing member of Sweet Home LLC as partial consideration for the land. In addition, the Managing Member funded all remaining development and construction costs of the project. A subsidiary of the TRS served as developer and construction manager of the project. Each member receives a return on its investment and participates in additional returns, as defined in Sweet Home LLC's operating agreement. This entity is consolidated and the non-managing member's equity interest in and share of the net income of

            AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES AND
                           AMERICAN CAMPUS PREDECESSOR
             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS


Sweet Home LLC is reflected as a minority interest in the accompanying consolidated financial statements.

In August 2005, a wholly-owned subsidiary of the Operating Partnership executed an amended and restated limited liability company agreement for Village at Newark Urban Renewal LLC ("Newark LLC") with Titan Investments V, LLC ("Titan"), an affiliate of a joint venture partner with whom the Predecessor had previously developed student housing communities. The purpose of Newark LLC is to ground lease, develop and operate an off-campus student housing property located in Newark, New Jersey. The community will consist of two residential buildings containing at least 221 units and 812 beds and is scheduled to open for occupancy in Summer 2007. A wholly-owned subsidiary of the Operating Partnership is the managing member of Newark LLC and Titan is the non-managing member. The managing member receives a return on its investment and both members participate in additional returns, as defined in Newark LLC's limited liability company agreement. This entity is consolidated. As of December 31, 2005, Titan has made no capital contributions to the joint venture. Titan's interest in Newark LLC will be reflected as a minority interest in the accompanying consolidated financial statements.

Minority interests in 2005 and 2004 also include common units held by current and former executive and senior officers in the Operating Partnership. These interests were granted to such employees on the IPO date in the form of Profits Interest Units ("PIUs") (see Note 11). In connection with the Company's July 5, 2005 equity offering, the PIUs were converted to common units of limited partnership interest in the Operating Partnership, as contemplated in the OP Agreement. A common unit and a share of the Company's common stock have essentially the same economic characteristics, as they effectively participate equally in the net income and distributions of the Operating Partnership. The unitholders' minority interest in the Operating Partnership is reported at an amount equal to their ownership percentage of the net equity of the Operating Partnership at the end of each reporting period (0.7% at December 31, 2005.)

In March 2001, certain subsidiaries of the Operating Partnership entered into an Agreement of Limited Partnership to form SHP - The Callaway House, LP (the "Partnership"), an entity that owns and operates The Callaway House, one of the Company's owned off-campus student housing properties. A subsidiary of the Operating Partnership serves as General Partner, while other subsidiaries of the Operating Partnership and an individual unaffiliated with the Company (the "Unaffiliated LP") serve as Limited Partners. Based on management's analysis of the operations of the property, management has determined that the Unaffiliated LP has a zero economic interest in the Partnership as of December 31, 2005. To the extent management determines that the Unaffiliated LP has an economic interest in the Partnership, the individual's interest will be reflected as a minority interest in the accompanying consolidated financial statements.

Minority interests in 2004 and 2003 also include a minority partner's ownership in four owned off-campus properties. As part of the IPO formation transactions, the Company redeemed the minority partner's interest.

10.     DEBT

A summary of the Company's outstanding consolidated indebtedness, including unamortized debt premiums, is as follows:

                                                               DECEMBER 31,
                                                         -----------------------
                                                            2005         2004
                                                         ----------   ----------
DEBT SECURED BY OWNED OFF-CAMPUS PROPERTIES:
  Mortgage loans payable                                 $  195,871   $  111,974
DEBT SECURED BY ON-CAMPUS PARTICIPATING PROPERTIES:
  Mortgage loan payable                                      16,786       17,045
  Construction loan payable                                  16,411          540
  Bonds payable                                              58,215       59,655
                                                         ----------   ----------
                                                            287,283      189,214
Revolving credit facility                                        --       11,800
Unamortized debt premiums                                     4,363           --
                                                         ----------   ----------
TOTAL DEBT                                               $  291,646   $  201,014
                                                         ==========   ==========

            AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES AND
                           AMERICAN CAMPUS PREDECESSOR
             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS


During the twelve months ended December 31, 2005, the following transactions occurred:

                                                                  YEAR ENDED
                                                              DECEMBER 31, 2005
                                                              -----------------

Balance, beginning of period                                  $         201,014

Additions:
   Draws on revolving credit facility                                    54,625
   Draws under advancing construction loan                               15,871
   Assumption of debt upon acquisition of properties
     (including debt premiums of approximately $5.1 million)             52,246
   Proceeds from bridge/mortgage loan                                    38,800
Deductions:

   Pay down of revolving credit facility                                (66,425)

   Scheduled repayments of principal                                     (3,772)

   Amortization of debt premiums                                           (713)
                                                              -----------------
                                                              $         291,646
                                                              =================

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

In connection with the February 2005 acquisition of the Proctor Portfolio, the Company assumed approximately $35.4 million of fixed-rate mortgage debt. At the time of assumption, the debt had a weighted average interest rate of 7.4% and an average term to maturity of six years. Upon assumption of this debt, the Company recorded debt premiums of approximately $4.5 million to reflect the estimated fair value of the debt assumed.

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

Availability under the revolving credit facility is limited to an "aggregate borrowing base amount" equal to the lesser of (i) 65% of the value of certain properties, calculated as set forth in the credit facility, and (ii) the adjusted net operating income from these properties divided by a formula amount. The facility bears interest at a variable rate, at the Company's option, based upon a base rate or one-, two-, three-, or six-month LIBOR plus, in each case, a spread based upon the Company's total leverage. Additionally, the Company is required to pay an unused commitment fee ranging from 0.15% to 0.20% per annum, depending on the aggregate unused balance. As of December 31, 2004, the balance outstanding on the revolving credit facility totaled $11.8 million, bearing interest at 3.9%. In July 2005, the Company paid off the entire balance on the revolving credit facility using proceeds from its equity offering. As of December 31, 2005, the total availability under the facility (subject to certain financial covenants) was approximately $90.9 million.

The terms of the facility include certain restrictions and covenants, which limit, among other items, the incurrence of

            AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES AND
                           AMERICAN CAMPUS PREDECESSOR
             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS


additional indebtedness, liens, and the disposition of assets. The facility contains customary affirmative and negative covenants and also contains financial covenants that, among other things, require the Company to maintain certain minimum ratios of "EBITDA" (earnings before interest, taxes, depreciation and amortization) for interest expense and fixed charges. Before June 30, 2006, the Company may not pay distributions that exceed 100% of funds from operations for any four consecutive quarters. After June 30, 2006, the Company may not pay distributions that exceed 95% of funds from operations for any four consecutive quarters. The financial covenants also include consolidated net worth and leverage ratio tests. As of December 31, 2005, the Company was in compliance with all such covenants.

CONSTRUCTION LOANS AND MORTGAGE NOTES PAYABLE

Construction loans and mortgage notes payable at December 31, 2005, excluding debt premiums, consisted of 15 loans secured by owned off-campus and on-campus participating properties consisting of:

                                                          INTEREST RATE AT
                                   PRINCIPAL                DECEMBER 31,
PROPERTY                         OUTSTANDING (1)               2005               MATURITY DATE            AMORTIZATION
----------------------------    -----------------         ----------------      -----------------        ----------------
Cullen Oaks                     $         16,786                     5.54%  (2)   November 2008              30 years
Cullen Oaks - Phase II                    16,411                     6.32%  (3)     June 2006                   n/a
University Village at
  Boulder Creek                           16,306                     5.71%        November 2012              30 years
River Club Apartments                     18,343                     8.18%         August 2010               30 years
River Walk Townhomes                       7,594                     8.00%       September 2009              30 years
Village at Alafaya Club                   20,265                     8.16%         August 2010 (4)           30 years
University Club
  Tallahassee                             13,450 (5)                 7.99%         October 2010              30 years
Grove - University Club
  Tallahassee                              4,345 (5)                 5.75%          March 2013               30 years
College Club Tallahassee                   8,809 (5)                 6.74%        December 2011              30 years
University Club
  Gainesville                              8,434 (5)                 7.88%        November 2009              30 years
The Estates                               38,504 (5)                 5.20%          June 2015                30 years
Village at Blacksburg                     21,107                     7.50%        January 2011               30 years
Commons on Apache                          7,564                     7.66%          June 2009                30 years
Cityparc at Fry Street                    11,665 (5)                 5.96%       September 2014              30 years
Callaway House                            19,485                     7.10%         April 2011                30 years
                                -----------------         ----------------
                                                    Wtd Avg
TOTAL                           $        229,068      Rate           6.76%
                                =================         ================

        (1) For federal income tax purposes, the aggregate cost of the loans is equal to the carrying amount.

        (2) Floating rate on this mortgage loan was swapped to a fixed rate of 5.54%. This swap terminates in November 2008, at which time the interest rate will revert back to a variable rate. The TRS has guaranteed payment of this indebtedness.

        (3) For each borrowing, the Company has the option of choosing Prime rate or LIBOR plus 2.0%. The Company has an option to extend the maturity of this loan through November 2008. The TRS has guaranteed this indebtedness, up to a limit of $4.0 million of construction loan principal plus interest and litigation fees potentially incurred by the lender. This guaranty will remain in effect until the balance on the construction loan is paid in full.

        (4) Represents the Anticipated Repayment Date, as defined in the loan agreement. If the loan is not repaid on the Anticipated Repayment Date, then certain monthly payments including excess cash flow, as defined, become due through the maturity date of August 2030.

        (5) These mortgage loans were assumed or obtained in conjunction with property acquisitions in the first quarter of 2005.

           AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES AND
                           AMERICAN CAMPUS PREDECESSOR
             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS


BONDS PAYABLE

Bonds payable consist of three issues secured by student housing ground/facility leases, with interest and principal paid semi-annually and annually, respectively, through maturity. Covenants include, among other items, budgeted and actual debt service coverage ratios. The bonds are nonrecourse to the Company. Payment of regularly scheduled principal payments is guaranteed by MBIA Insurance Corporation. Bonds payable at December 31, 2005 consisted of the following:

                                                                 PRINCIPAL          WEIGHTED                            REQUIRED
                  MORTGAGED FACILITIES                          DECEMBER 31,        AVERAGE         MATURITY          MONTHLY DEBT
 SERIES             SUBJECT TO LEASES            ORIGINAL           2005              RATE           THROUGH            SERVICE
----------     ----------------------------    ------------    ---------------     -----------    --------------     --------------
               University Village-                                                                  September
1999             PVAMU/TAMIU                   $     39,270    $        34,670           7.66%         2023          $          302
2001           University College-PVAMU              20,995             19,410           7.35%      August 2025                 158
2003           University College-PVAMU               4,325              4,135           5.80%      August 2028                  28
                                               ------------    ---------------     -----------                       --------------
               TOTAL/WEIGHTED AVERAGE RATE     $     64,590    $        58,215           7.42%                       $          488
                                               ============    ===============     ===========                       ==============

SCHEDULE OF DEBT MATURITIES

Scheduled debt maturities (reflecting automatic extensions where applicable) for each of the five years subsequent to December 31, 2005, are as follows:

                             SCHEDULED            DUE AT
                             PRINCIPAL           MATURITY           TOTAL
                          ----------------     ------------     -------------

       2006               $          4,340     $     16,411     $      20,751
       2007                          4,636                -             4,636
       2008                          4,875           15,972            20,847
       2009                          4,825           22,296            27,121
       2010                          4,696           32,930            37,626
       Thereafter                   70,559          105,743           176,302
                          ----------------     ------------     -------------
                          $         93,931     $    193,352     $     287,283
                          ================     ============     =============

Payment of principal and interest were current at December 31, 2005. Mortgage notes and bonds payable are subject to prepayment penalties.

11.     INCENTIVE AWARD PLAN

The Company has adopted the 2004 Incentive Award Plan (the "Plan"). The Plan provides for the grant to selected employees and directors of the Company and the Company's affiliates of stock options, common units of limited partnership interest in the Operating Partnership (formerly profits interest units or "PIUs"), restricted stock units ("RSUs"), restricted stock awards ("RSAs"), and other stock-based incentive awards. The Company has reserved a total of 1,210,000 shares of the Company's common stock for issuance pursuant to the Plan, subject to certain adjustments for changes in the Company's capital structure, as defined in the Plan. A summary of the Company's stock-based incentive awards under the Plan, as of December 31, 2005 and changes during the year ended December 31, 2005, is presented below:

                                                          RESTRICTED        RESTRICTED
                                           COMMON         STOCK UNITS      STOCK AWARDS      OUTPERFORMANCE
                                         UNITS/PIUS         (RSUS)            (RSAS)           BONUS PLAN        TOTAL
                                       --------------   ---------------  ----------------   ----------------   ---------
Outstanding at December 31, 2004              121,000             7,145                --            367,682     495,827
Granted                                            --             7,230            55,130                 --      62,360
Forfeited                                          --                --            (9,262)                --      (9,262)
                                       --------------   ---------------  ----------------   ----------------   ---------
Outstanding at December 31, 2005              121,000            14,375            45,868            367,682     548,925
                                       --------------   ---------------  ----------------   ----------------   ---------
Vested at December 31, 2005                   121,000            14,375                --                 --     135,375
                                       --------------   ---------------  ----------------   ----------------   ---------

           AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES AND
                           AMERICAN CAMPUS PREDECESSOR
             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS


COMMON UNITS

PIUs were issued to certain executive and senior officers upon consummation of the IPO. In connection with the Company's equity offering in July 2005, all 121,000 PIUs were converted to common units of limited partnership interest in the Operating Partnership, as contemplated in the OP Agreement. Each common unit is deemed equivalent to one share of the Company's common stock. Common units receive the same quarterly per unit distribution as the per share distributions on the Company's common stock. The Operating Partnership recognized approximately $2.1 million of compensation expense on the IPO date, reflecting the fair value of the PIUs issued.

RESTRICTED STOCK UNITS

In conjunction with the IPO, 7,145 RSUs were granted to certain independent directors. An additional 7,230 RSUs were granted to outside members of the Board of Directors in May 2005. No shares of stock were issued at the time of the RSU awards, and the Company is not required to set aside a fund for the payment of any such award; however, the stock is deemed to be awarded on the date of grant. Upon the Settlement Date, which is three years from the date of grant, the Company will deliver to the recipients a number of shares of common stock equal to the number of RSUs held by the recipients. In addition, recipients of RSUs are entitled to dividend equivalents equal to the cash distributions paid by the Company on one share of common stock for each RSU issued, payable currently or on the Settlement Date, as determined by the Compensation Committee of the Board of Directors. The Company recognized approximately $0.2 million and $0.1 million of compensation expense in 2005 and 2004, reflecting the fair value of the RSUs issued.

RESTRICTED STOCK AWARDS

On February 16, 2005, the Company granted RSAs to its executive officers and certain employees that vest in equal annual installments over five years (for executive officers) or three years (for all other employees). Unvested awards are forfeited upon the termination of an individual's employment with the Company. In accordance with SFAS No. 123(R), the Company recognizes the value of these awards as an expense over the vesting periods, which amounted to approximately $0.2 million in 2005. Recipients of RSAs receive dividends, as declared by the Company's Board of Directors, on unvested shares, provided that the recipients continue to be employees of the Company.

The weighted-average grant-date fair value for each RSA granted or forfeited during the year, and outstanding as of December 31, 2005, was $21.54. As of December 31, 2005, there was approximately $0.8 million of total unrecognized compensation cost related to RSAs and the cost is expected to be recognized over a remaining weighted-average period of 3.2 years.

OUTPERFORMANCE BONUS PLAN

Upon consummation of the IPO, the Company granted to its executive officers and certain key employees a special award based upon the individuals' continued service and attaining certain performance measures. These awards consist of a bonus pool equal to the value on the date of vesting of 367,682 shares of common stock. No dividends or dividend equivalent payments will accrue with respect to the shares of common stock underlying this bonus pool. Vesting of the awards will occur on the third anniversary of the IPO, provided that the employees have maintained continued service and that at least one performance measure, as outlined in the Plan, has been achieved. These performance measures include (i) a total return on the Company's stock of at least 25% per annum from the IPO date through the vesting date, or (ii) a total return on the Company's stock of at least 12% per annum from the IPO date through the vesting date, and such return is at or above the 60th percentile of the total return achieved by "peer" companies during the same period. Payments of vested awards will be made within 120 days of vesting. The Compensation Committee of the Board of Directors may, in its sole discretion, elect to pay such an award in cash or through the issuance of shares of common stock, PIUs or similar securities, valued at the date of issuance. Because the achievement of the required performance measures was considered to be remote as of December 31, 2005, nothing has been reflected in the accompanying financial statements related to these awards.

12.     INTEREST RATE HEDGES

In connection with the December 2003 extension of a construction note payable for Cullen Oaks, an on-campus participating property, the Predecessor entered into an interest rate swap on November 19, 2003 (effective December 15, 2003 through November 15, 2008) that was designated to hedge its exposure to fluctuations on interest payments attributed to changes in

           AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES AND
                           AMERICAN CAMPUS PREDECESSOR
             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS


interest rates associated with payments on its advancing construction note payable. Under the terms of the interest rate swap agreement, the Company pays a fixed rate of 5.5% and receives a floating rate of LIBOR plus 1.9%. The interest rate swap had an estimated fair value of approximately $0.5 million and $40,000 at December 31, 2005 and 2004, respectively, and is reflected in other assets in the accompanying consolidated balance sheets.

The Company does not expect to reclassify a material amount of net gains on hedge instruments from accumulated other comprehensive income to earnings in 2006. Ineffectiveness resulting from the Company's hedges is not material.

13.     RELATED PARTY TRANSACTIONS

Prior to the IPO, an affiliate of the Predecessor had an ownership interest in Dobie Center Properties, Ltd. which owns Dobie Center, a student housing facility. Pursuant to a management agreement with the Dobie Center, the Company received facility management fees representing 3% of gross receipts and 6% of qualifying capital projects, and commercial leasing fees of 4% of commercial leases. Such fees totaled approximately $-0-, $0.2 million, and $0.3 million for the years ended December 31, 2005, 2004, and 2003, respectively, and are reflected as third party management services - affiliates on the accompanying consolidated statements of operations. The management agreement began operating on a month-to-month basis upon expiration in May 2002. Upon consummation of the Company's IPO, the Company no longer has an ownership interest in this property; as such, the management fees earned subsequent to the IPO are reflected as third party management services on the accompanying consolidated statements of operations.

Subsequent to the IPO, the Company paid its Predecessor owners approximately $1.7 million and $1.4 million for the years ended December 31, 2005 and 2004, respectively, related to a guarantee fee and the distribution of insurance proceeds from a fire that occurred at an off-campus student housing property.

14.     LEASE COMMITMENTS

The Company is a party to a sublease for corporate office space beginning August 15, 2002, and expiring December 31, 2010. The terms of the sublease provide for a period of free rent and scheduled rental rate increases and common area maintenance charges upon expiration of the free rent period.

The Company entered into a ground lease agreement on October 2, 2003 for the purpose of constructing a student housing facility near the campus of Temple University in Philadelphia, Pennsylvania. The agreement terminates June 30, 2079 and has four six year extensions available. Under the terms of the ground lease, the lessor receives annual minimum rents of $0.1 million and contingent rental payments which are based upon the operating performance of the property. The contingent rental payment was approximately $0.1 million for 2005.

The Company entered into a 95-year ground lease agreement on August 3, 2005 for the purpose of constructing a student housing facility near the campuses of Rutgers University and the New Jersey Institute of Technology in Newark, New Jersey. The agreement terminates May 2102 with no extensions or renewals available. Under the terms of the ground lease, the lessor receives escalating annual rents ranging from $0.1 million to $0.4 million and contingent rental payments based upon the operating performance of the property. Straight-lined rental amounts are capitalized during the construction period and will be expensed once the property commences operations.

The Company also has various operating and capital leases for furniture, office and technology equipment, which expire through 2009. Rental expense under the operating lease agreements approximated $0.6 million, $0.5 million, and $0.6 million for the years ended December 31, 2005, 2004, and 2003, respectively, net of sublease income of approximately $-0-, $-0-, and $0.1 million, respectively.

Owned off-campus properties, net at December 31, 2005 included approximately $0.7 million related to capital leases of furniture, net of approximately $0.2 million of accumulated amortization. On-campus participating properties, net at December 31, 2005 included approximately $0.5 million related to capital leases of technology equipment, net of approximately $0.2 million of accumulated amortization. Other assets at December 31, 2005 included approximately $0.5 million related to corporate assets under capital leases, net of $0.2 million of accumulated amortization.

           AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES AND
                           AMERICAN CAMPUS PREDECESSOR
             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS


Future minimum commitments over the life of all leases subsequent to December 31, 2005, are as follows:

                                                    OPERATING        CAPITAL
                                                  -------------   -------------
           2006                                   $         512   $         824
           2007                                             596             462
           2008                                             657             393
           2009                                             672             224
           2010                                             698               -
           Thereafter                                    39,312               -
                                                  -------------   -------------
           Total minimum lease payments                  42,447           1,903
           Amount representing interest                      --            (224)
                                                  -------------   -------------
           BALANCE OF MINIMUM LEASE PAYMENTS      $      42,447   $       1,679
                                                  =============   =============

The capital lease obligations are reflected in other liabilities in the accompanying consolidated balance sheets. Amortization of assets recorded under capital leases is included in depreciation expense and was approximately $0.5 million for the year ended December 31, 2005 and immaterial for the years ended December 31, 2004 and 2003.

15.     CONCENTRATION OF RISKS

The Company has a significant presence on a single university campus, Prairie View A&M University. These on-campus participating properties represent approximately 15.3%, 21.0%, and 21.0% of the Company's consolidated and combined revenues for 2005, 2004, and 2003, respectively. The percentage of consolidated and combined net income attributable to those facilities is minimal. The unlikely event of significantly diminished enrollment at this university could have a negative impact on the Company's ability to achieve its forecasted profitability.

16.     COMMITMENTS AND CONTINGENCIES

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

The Company's estimated maximum exposure amount under the above guarantees is approximately $9.2 million.

At December 31, 2005, all projects were anticipated to complete on schedule and within budget. The Company has estimated the fair value of guarantees entered into or modified after December 31, 2002, the effective date of FASB Interpretation No. 45, GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS, to be immaterial.

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

SEPARATION AGREEMENT: Pursuant to a separation agreement with a former executive officer, the Company is required to make periodic payments totaling approximately $0.4 million through June 2006. This amount was charged to expense in May 2005 in connection with the execution of the separation agreement, and is included in general and administrative expenses in the accompanying consolidated statements of operations for the year ended December 31, 2005. The remaining amount owed of approximately $0.2 million under this agreement is included in other liabilities in the accompanying consolidated balance sheet as of December 31, 2005.

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

17.     SEGMENTS

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

                                 AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES AND
                                               AMERICAN CAMPUS PREDECESSOR
                                 NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS



                                                                                    YEAR ENDED DECEMBER 31,
                                                                      -------------------------------------------------
                                                                          2005              2004               2003
                                                                      -------------     -------------     -------------
OWNED OFF-CAMPUS PROPERTIES
Rental revenues                                                       $      60,364     $      35,497     $      31,514
Interest and other income                                                        19                21                --
                                                                      -------------     -------------     -------------
Total revenues from external customers                                       60,383            35,518            31,514
Operating expenses before depreciation and amortization                      27,079            15,597            14,583
Interest expense                                                             12,283            11,049            11,700
Insurance gain                                                                  430               654                --
                                                                      -------------     -------------     -------------
Operating income before depreciation, amortization, minority
   interests and allocation of corporate overhead                     $      21,451     $       9,526     $       5,231
                                                                      =============     =============     =============
Depreciation and amortization                                         $      12,376     $       6,520     $       5,667
                                                                      =============     =============     =============
Capital expenditures                                                  $      51,037     $      61,120     $      21,777
                                                                      =============     =============     =============
Total segment assets at December 31,                                  $     433,802     $     281,276     $    234,372
                                                                      =============     =============     =============
ON-CAMPUS PARTICIPATING PROPERTIES
Rental revenues                                                       $      18,470     $      17,418     $      16,482
Interest and other income                                                       182                61                27
                                                                      -------------     -------------     -------------
Total revenues from external customers                                       18,652            17,479            16,509
Operating expenses before depreciation, amortization,
   ground/facility lease, and allocation of corporate overhead                7,594             7,476             7,411
Ground/facility lease                                                           873               812               489
Interest expense                                                              5,717             5,469             5,181
Insurance gain                                                                   --               273                --
                                                                      -------------     -------------     -------------
Operating income before depreciation, amortization, minority
   interests and allocation of corporate overhead                     $       4,468     $       3,995     $       3,428
                                                                      =============     =============     =============
Depreciation and amortization                                         $       3,662     $       3,532     $       3,271
                                                                      =============     =============     =============
Capital expenditures                                                  $      15,887     $       1,881     $       3,788
                                                                      =============     =============     =============
Total segment assets at December 31,                                  $      92,522     $      79,686     $      89,502
                                                                      =============     =============     =============
DEVELOPMENT SERVICES
Development and construction management fees from
   external customers                                                 $       5,854     $       5,803     $       7,983
Intersegment revenues                                                         2,651               234               456
                                                                      -------------     -------------     -------------
Total revenues                                                                8,505             6,037             8,439
Operating expenses                                                            4,626             3,796             3,854
                                                                      -------------     -------------     -------------
Operating income before depreciation, amortization,
   minority interests and allocation of corporate overhead            $       3,879     $       2,241     $       4,585
                                                                      =============     =============     =============
Total segment assets at December 31,                                  $       3,438     $       1,246     $       1,943
                                                                      =============     =============     =============
PROPERTY MANAGEMENT SERVICES
Property management fees from external customers                      $       2,786     $       2,105     $       1,189
Intersegment revenues                                                         2,650             1,152               983
                                                                      -------------     -------------     -------------
Total revenues                                                                5,436             3,257             2,172
Operating expenses                                                            2,110             1,480             1,523
                                                                      -------------     -------------     -------------
Operating income before depreciation, amortization, minority
   interests and allocation of corporate overhead                     $       3,326     $       1,777     $         649
                                                                      =============     =============     =============
Total segment assets at December 31,                                  $       1,459     $       1,141     $         615
                                                                      =============     =============     =============
RECONCILIATIONS
Total segment revenues                                                $      92,976     $      62,291     $      58,634
Unallocated interest income earned on corporate cash                            624                --                --
Elimination of intersegment revenues                                         (5,301)           (1,386)           (1,439)
                                                                      -------------     -------------     -------------
Total consolidated revenues, including interest income                $      88,299     $      60,905     $      57,195
                                                                      =============     =============     =============
Segment operating income before depreciation, amortization,
   minority interests and allocation of corporate overhead            $      33,124     $      17,539     $      13,893
Depreciation and amortization                                                17,647            11,184             9,426
Net unallocated expenses relating to corporate overhead                      11,346             8,850             5,450
Income tax (provision) benefit                                                 (186)              728                --
Minority interests                                                             (164)              100                16
                                                                      -------------     -------------     -------------
Income (loss) from continuing operations                              $       3,781     $      (1,667)    $        (967)
                                                                      =============     =============     =============
Total segment assets                                                  $     531,221     $     363,349     $     326,432
Unallocated corporate assets                                                 19,641             4,279             4,134
                                                                      -------------     -------------     -------------
TOTAL ASSETS                                                          $     550,862     $     367,628     $     330,566
                                                                      =============     =============     =============

             AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES AND
                           AMERICAN CAMPUS PREDECESSOR
             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS


18.     QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The information presented below represents the consolidated financial results of the Company for the years ended December 31, 2005 and 2004.

                                                                        2005
                                     ---------------------------------------------------------------------------
                                         1ST              2ND             3RD             4TH
                                       QUARTER          QUARTER         QUARTER         QUARTER         TOTAL
                                     -----------      -----------     -----------     -----------    -----------
Total revenues                       $    19,570      $    20,007     $    21,877     $    26,049    $    87,503 (1)
                                     ===========      ===========     ===========     ===========    ===========

Net income (loss)                    $     8,192      $    (1,792)    $      (596)    $     3,858    $     9,662
                                     ===========      ===========     ===========     ===========    ===========
Net income (loss) per share-
   basic                             $      0.65      $     (0.14)    $     (0.04)    $      0.22    $      0.65
                                     ===========      ===========     ===========     ===========    ===========
Net income (loss) per share-
   Diluted                           $      0.65      $     (0.14)    $     (0.03)    $      0.22    $      0.65
                                     ===========      ===========     ===========     ===========    ===========

                                                                        2004
                                     ---------------------------------------------------------------------------
                                         1ST              2ND             3RD             4TH
                                       QUARTER          QUARTER         QUARTER         QUARTER         TOTAL
                                     -----------      -----------     -----------     -----------    -----------
Total revenues                       $    16,172      $    14,331     $    13,971     $    19,116    $    63,590 (1)
                                     ===========      ===========     ===========     ===========    ===========
Net income (loss)                    $     1,529      $    (1,001)    $    (5,208)    $     3,341    $    (1,339)
                                     ===========      ===========     ===========     ===========    ===========
Net income per share-basic           $        --      $        --     $        --     $      0.26    $      0.14 (2)
                                     ===========      ===========     ===========     ===========    ===========
Net income per share-diluted         $         -      $        --     $        --     $      0.26    $      0.15 (2)
                                     ===========      ===========     ===========     ===========    ===========

        (1) Includes revenues from discontinued operations of $29,000 and $2.8 million for the years ended December 31, 2005 and 2004, respectively.

        (2) Represents the period from August 17, 2004 (IPO date) through December 31, 2004.

19.     SUBSEQUENT EVENTS

ACQUISITION: On March 1, 2006, the Company acquired a 13 property portfolio (the "Royal Portfolio") for a purchase price of $244.3 million, which excludes $9.8 million of anticipated transaction costs, initial integration expenses and capital expenditures necessary to bring the properties up to the Company's operating standards. As part of the transaction, the Company assumed $123.6 million of fixed-rate mortgage debt (excluding the impact of purchase accounting adjustments) with a weighted average interest rate of 5.95% and an average term to maturity of 6.3 years. In addition, the Company issued certain partners of the contributors approximately 2.1 million common units of limited partnership interest in the Operating Partnership valued at $23.50 per unit and approximately 0.1 million preferred units of limited partnership interest in the Operating Partnership valued at $26.75 per unit with a cumulative preferential per annum cash distribution rate of 5.99%. These units are exchangeable after one year into an equal number of shares of the Company's common stock. The results of operations of these properties will be included in the Company's consolidated statement of operations beginning in the first quarter of 2006.

The Royal Portfolio consists of five properties in Florida, four properties in Texas, two properties in Tennessee, and one property each in Arizona and Kentucky. The 13 operating properties total approximately 1,800 units and 5,700 beds. Subsequent to this transaction, the Company's total owned and managed portfolio is comprised of 53 properties that represent approximately 31,800 beds in approximately 11,100 units.

The Company is also under contract to acquire a $24.8 million development property in Waco, Texas. The closing of this transaction is anticipated to occur during the third quarter of 2006, upon completion of construction and lease-up, and is dependent upon this property achieving certain occupancy levels and rental rates.

             AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES AND
                           AMERICAN CAMPUS PREDECESSOR
             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS


DISTRIBUTIONS: On March 9, 2006, the Company declared a fourth quarter 2005 distribution per share of $0.3375 which will be paid on March 30, 2006 to all common stockholders of record as of March 20, 2006. At the same time, the Operating Partnership will pay an equivalent amount per unit to holders of common units (formerly PIUs - see Note 11).

             AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES AND
                           AMERICAN CAMPUS PREDECESSOR
             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS


20.     SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                          INITIAL COSTS           BASIS STEP-UP
                                                     -----------------------  -----------------------
                                                                 BUILDINGS              BUILDINGS
                                                                    AND                    AND
                                                               IMPROVEMENTS           IMPROVEMENTS
                                                                    AND                    AND          COSTS
                                                                 FURNITURE,             FURNITURE,   CAPITALIZED
                                                                 FIXTURES                FIXTURES    SUBSEQUENT
                                                                    AND                     AND           TO
                                UNITS      BEDS       LAND       EQUIPMENT     LAND     EQUIPMENT    ACQUISITION
                                -----      ----       ----       ---------     ----     ---------    -----------
OWNED OFF-CAMPUS PROPERTIES
Commons on Apache                 111       444     $ 1,464      $   8,072    $  --     $      --    $     1,225

The Village at Blacksburg         288     1,056       3,826         22,155       --            --          1,861

The Village on University         288       918       5,508         31,264       --            --          1,290

River Club Apartments             266       794       3,478         19,655       --            --            808

River Walk Townhomes              100       340       1,442          8,194       --            --            361

The Callaway House                173       538       5,081         20,499       --            --            700

The Village at Alafaya Club       228       840       3,788         21,851       --            --            758

The Village at Science Drive      192       732       4,673         19,021       --            --            285

University Village at
  Boulder Creek                    82       309         939         14,887       96         1,506            567

University Village at Fresno      105       406         900          6,838       29           483          8,182

University Village at TU          220       749          --          8,876       --         2,380         29,954

University Village at
  Sweet Home                      269       828       2,554         34,699       --            --              4

University Club Tallahassee       152       608       4,065         17,369       --            --            486

The Grove  at University Club      64       128         600          5,734       --            --             68

College Club Tallahassee           96       384       1,499         11,155       --            --            186


                                        TOTAL COSTS
                               ------------------------------
                                       BUILDINGS
                                          AND
                                      IMPROVEMENTS
                                          AND
                                       FURNITURE,
                                        FIXTURES                 ACCUMULATED
                                           AND                  DEPRECIATION  ENCUMBRANCES     YEAR
                                LAND    EQUIPMENT   TOTAL (4)        (1)           (5)        BUILT
                                ----    ---------   ---------   ------------  ------------    -------

OWNED OFF-CAMPUS PROPERTIES
Commons on Apache              $ 1,464  $   9,297   $  10,761   $      2,192  $      7,564      1987

The Village at Blacksburg        3,826     24,016      27,842          3,617        21,107    1990/1998

The Village on University        5,508     32,554      38,062          5,722            --      1998

River Club Apartments            3,478     20,463      23,941          3,807        18,343      1996

River Walk Townhomes             1,442      8,555       9,997          1,580         7,594      1998

The Callaway House               5,081     21,199      26,280          3,370        19,485      1999

The Village at Alafaya Club      3,788     22,609      26,397          3,499        20,265      1999

The Village at Science Drive     4,673     19,306      23,979          2,197            --      2000

University Village at
  Boulder Creek                  1,035     16,960      17,995          1,758        16,306      2002

University Village at Fresno       929     15,503      16,432            720            --      2004

University Village at TU            --     41,210      41,210          1,716            --      2004

University Village at
  Sweet Home                     2,554     34,703      37,257            435            --      2005

University Club Tallahassee      4,065     17,855      21,920            749        13,450      2000

The Grove  at University Club      600      5,802       6,402            198         4,345      2002

College Club
  Tallahassee                    1,499     11,341      12,840            423         8,809      2001


                                    AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES AND
                                                 AMERICAN CAMPUS PREDECESSOR
                                   NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS


                                                                  INITIAL COSTS               BASIS STEP-UP
                                                             -------------------------    -----------------------
                                                                           BUILDINGS                BUILDINGS
                                                                              AND                      AND
                                                                          IMPROVEMENTS             IMPROVEMENTS
                                                                              AND                      AND         COSTS
                                                                           FURNITURE,               FURNITURE,   CAPITALIZED
                                                                           FIXTURES                  FIXTURES    SUBSEQUENT
                                                                              AND                       AND           TO
                                      UNITS         BEDS        LAND       EQUIPMENT      LAND      EQUIPMENT    ACQUISITION
                                     -------       ------     --------     ---------    -------     ---------    -----------
The Greens  at College Club               40          160     $    601     $   4,892    $    --     $      --    $        78

University Club Gainesville               94          376        1,416        11,848         --            --            233

City Parc at Fry  Street                 136          418        1,902        17,678         --            --            149

The Estates                              396        1,044        4,254        43,164         --            --            654

Callaway Villas (2)                      236          704        3,903            --         --            --         10,677

Village at Newark (3)                    221          812           --            --         --            --          8,269
                                     -------       ------     --------     ---------    -------     ---------    -----------

Subtotal                               3,757       12,588     $ 51,893     $ 327,851    $   125     $   4,369    $    66,795
                                     -------       ------     --------     ---------    -------     ---------    -----------

ON-CAMPUS PARTICIPATING PROPERTIES

University Village - PVAMU               612        1,920     $     --        36,506         --            --    $     1,531

University College - PVAMU               756        1,470           --        22,650         --            --          1,127

University Village - TAMIU                84          252           --         5,844         --            --             76

Cullen Oaks Phase I and  II              411          879           --        33,958         --            --            645
                                     -------       ------     --------     ---------    -------     ---------    -----------
Subtotal                               1,863        4,521           --        98,958         --            --          3,379
                                     -------       ------     --------     ---------    -------     ---------    -----------
TOTAL-ALL PROPERTIES                   5,620       17,109     $ 51,893     $ 426,809    $   125     $   4,369    $    70,174
                                     -------       ------     --------     ---------    -------     ---------    -----------


                                                 TOTAL COSTS
                                     ---------------------------------
                                                BUILDINGS
                                                   AND
                                              IMPROVEMENTS
                                                   AND
                                                FURNITURE,
                                                 FIXTURES                 ACCUMULATED
                                                     AND                 DEPRECIATION     ENCUMBRANCES        YEAR
                                       LAND      EQUIPMENT   TOTAL (4)       (1)               (5)            BUILT
                                     --------    ---------   ---------   ------------    --------------      -------

The Greens  at College Club          $    601    $   4,970   $   5,571   $        151    $           --        2004

University Club Gainesville             1,416       12,081      13,497            380             8,434        1999

City Parc at Fry  Street                1,902       17,827      19,729            463            11,665        2004

The Estates                             4,254       43,818      48,072            958            38,504        2002

Callaway Villas (2)                     3,903       10,677      14,580             --                --        2006

Village at Newark (3)                      --        8,269       8,269             --                --        2007
                                     --------    ---------   ---------   ------------    --------------

Subtotal                             $ 52,018    $ 399,015   $ 451,033   $     33,935    $      195,871
                                     --------    ---------   ---------   ------------    --------------

ON-CAMPUS PARTICIPATING PROPERTIES

University Village - PVAMU           $     --    $  38,037      38,037         12,226            30,070     1996/97/98

University College - PVAMU                 --       23,777      23,777          4,792            23,545     2000/2003

University Village - TAMIU                 --        5,920       5,920          1,918             4,600        1997

Cullen Oaks Phase I and  II                --       34,603      34,603          3,031            33,197     2001/2005
                                     --------    ---------   ---------   ------------    --------------
Subtotal                                   --      102,337     102,337         21,967            91,412
                                     --------    ---------   ---------   ------------    --------------
TOTAL-ALL PROPERTIES                 $ 52,018    $ 501,352   $ 553,370   $     55,902    $      287,283
                                     --------    ---------   ---------   ------------    --------------


(1) The depreciable lives for buildings and improvements and furniture, fixtures and equipment range from three to forty years.
(2) Callaway Villas commenced construction in July 2005. Costs capitalized subsequent to acquisition represent construction costs associated with the development of this property. Year built represents the scheduled completion date.
(3) Village at Newark commenced construction in September 2005. Costs capitalized subsequent to acquisition represent construction costs associated with the development of this property. Year built represents the scheduled completion date.
(4)     Total aggregate costs for Federal income tax purposes is $635.1 million.
(5) Total encumbrances exclude net unamortized debt premiums of $4.4 million as of December 31, 2005.

             AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES AND
                           AMERICAN CAMPUS PREDECESSOR
             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS


The changes in the Company's and the Predecessor's investments in real estate and related accumulated depreciation for each of the years ended December 31, 2005, 2004, and 2003 are as follows:

                                                                               FOR THE YEAR ENDED DECEMBER 31,
                                              ---------------------------------------------------------------------------------
                                                        2005                         2004                       2003
                                              -------------------------   -------------------------   -------------------------
                                                 OFF-          ON-           OFF-          ON-           OFF-          ON-
                                               CAMPUS (1)    CAMPUS (2)    CAMPUS (1)    CAMPUS (2)    CAMPUS (1)    CAMPUS (2)
                                              -----------   -----------   -----------   -----------   -----------   -----------
INVESTMENTS IN REAL ESTATE:
  Balance, beginning of year                  $   295,313   $    86,370   $   240,504   $    92,463   $   222,162   $    80,699
  Basis step-up                                        --            --         5,589            --            --            --
  Acquisition of land for development               3,903            --         2,532            --            --            --
  Acquisition of properties                       126,176            --            --            --            --            --
  Improvements and development expenditures        48,214        15,967        61,286         1,883        19,267        11,764
  Disposition of properties                       (22,573)           --            --        (7,976)         (925)           --
  Distribution of non-core assets to
    Predecessor owners                                 --            --       (14,598)           --            --            --
                                              -----------   -----------   -----------   -----------   -----------   -----------
  Balance, end of year                        $   451,033   $   102,337   $   295,313   $    86,370   $   240,504   $    92,463
                                              ===========   ===========   ===========   ===========   ===========   ===========

ACCUMULATED DEPRECIATION:
   Balance, beginning of year                 $   (22,863)  $   (18,306)  $   (17,597)  $  (14,774)   $   (11,930)  $   (11,503)
   Depreciation for the year                      (11,241)       (3,661)       (6,520)       (3,532)       (5,667)       (3,271)
   Disposition of properties                          169            --            --            --            --            --
   Distribution of non-core assets to
    Predecessor owners                                 --            --         1,254            --            --            --
                                              -----------   -----------   -----------   -----------   -----------   -----------
   Balance, end of year                       $  (33,935)   $   (21,967)  $  (22,863)   $   (18,306)  $   (17,597)  $   (14,774)
                                              ===========   ===========   ===========   ===========   ===========   ===========

(1)     Owned off-campus properties
(2)     On-campus participating properties