Form 10-Q
period 2006-03-31
AMERICAN CAMPUS COMMUNITIES INC
filed 2006-05-10
CIK 1283630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006.

☐Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period From ______________________ to _________________________.

Commission file number 001-32265

AMERICAN CAMPUS COMMUNITIES, INC.
(Exact name of registrant as specified in its charter)

Maryland	76-0753089
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)
805 Las Cimas Parkway, Suite 400 Austin, TX (Address of Principal Executive Offices)	78746 (Zip Code)

(512) 732-1000
Registrant’s telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐                  Accelerated Filer ☒                 Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

There were 17,203,573 shares of American Campus Communities, Inc.'s common stock with a par value of $0.01 per share outstanding as of the close of business on May 3, 2006.

FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2006

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31, 2006	December 31, 2005
	(Unaudited)
Assets

Investments in real estate:
Owned off-campus properties, net	$676,890	$417,098
On-campus participating properties, net	79,387	80,370
Investments in real estate, net	756,277	497,468

Cash and cash equivalents	11,025	24,641
Restricted cash	12,609	9,502
Student contracts receivable, net	1,904	2,610
Other assets	20,101	16,641

Total assets	$801,916	$550,862

Liabilities and stockholders’ equity

Liabilities:
Secured debt	$422,597	$291,646
Unsecured revolving credit facility	67,000	-
Accounts payable and accrued expenses	9,807	7,983
Other liabilities	26,294	25,155
Total liabilities	525,698	324,784

Minority interests	35,011	2,851

Commitments and contingencies (Note 11)

Stockholders’ equity:
Common shares, $.01 par value, 800,000,000 shares authorized, 17,203,573 and 17,190,000 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	172	172
Additional paid in capital	253,432	233,388
Accumulated earnings and distributions	(12,999)	(10,817)
Accumulated other comprehensive income	602	484
Total stockholders’ equity	241,207	223,227

Total liabilities and stockholders’ equity	$801,916	$550,862

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except share and per share data)

	Three Months Ended March 31,
	2006	2005
Revenues:
Owned off-campus properties	$19,487	$12,489
On-campus participating properties	5,982	5,493
Third party development services	1,602	609
Third party development services - on-campus participating properties	36	36
Third party management services	662	710
Resident services	320	204
Total revenues	28,089	19,541

Operating expenses:
Owned off-campus properties	8,149	5,136
On-campus participating properties	1,950	1,875
Third party development and management services	1,638	1,464
General and administrative	1,587	1,364
Depreciation and amortization	5,275	3,424
Ground/facility lease	192	212
Total operating expenses	18,791	13,475

Operating income	9,298	6,066

Nonoperating income and (expenses):
Interest income	185	58
Interest expense	(5,336)	(3,808)
Amortization of deferred financing costs	(355)	(246)
Other nonoperating income	-	430
Total nonoperating expenses	(5,506)	(3,566)

Income before income taxes, minority interests, and discontinued operations	3,792	2,500
Income tax provision	-	(102)
Minority interests	(128)	(87)
Income from continuing operations	3,664	2,311

Discontinued operations:
Loss attributable to discontinued operations	-	(2)
Gain from disposition of real estate	-	5,883
Total discontinued operations	-	5,881
Net income	$3,664	$8,192

Income per share - basic:
Income from continuing operations per share	$0.21	$0.18
Net income per share	$0.21	$0.65
Income per share - diluted:
Income from continuing operations per share	$0.21	$0.19
Net income per share	$0.21	$0.65
Weighted-average common shares outstanding:
Basic	17,209,779	12,622,145
Diluted	18,176,189	12,769,939

Distributions declared per common share	$0.3375	$0.3375

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)

	Three Months Ended March 31,
	2006	2005
Net income	$3,664	$8,192

Other comprehensive income:
Change in fair value of interest rate swap	118	345
Net comprehensive income	$3,782	$8,537

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended March 31,
	2006	2005
Operating activities
Net income	$3,664	$8,192
Adjustments to reconcile net income to net cash provided by operating activities:
Gain from disposition of real estate	-	(5,883)
Minority interests share of income	128	87
Depreciation and amortization	5,275	3,424
Amortization of deferred financing costs and debt premiums/discounts	106	127
Share-based compensation	121	24
Income tax provision	-	102
Changes in operating assets and liabilities:
Restricted cash	(1,211)	3,013
Student contracts receivable, net	706	(849)
Other assets	(605)	(1,474)
Accounts payable and accrued expenses	367	(414)
Other liabilities	(2,471)	(636)
Net cash provided by operating activities	6,080	5,713
Investing activities
Net proceeds from disposition of real estate	-	28,023
Cash paid for property acquisitions	(69,241)	(72,763)
Investments in owned off-campus properties	(14,684)	(10,972)
Investments in on-campus participating properties	(49)	(3,055)
Purchase of corporate furniture, fixtures and equipment	(139)	(86)
Net cash used in investing activities	(84,113)	(58,853)
Financing activities
Proceeds from revolving credit facility, net of paydowns	67,000	21,800
Proceeds from construction loans	5,708	2,528
Proceeds from bridge/mortgage loan	-	37,400
Principal payments on debt	(1,098)	(484)
Change in construction accounts payable	(5)	681
Debt issuance and assumption costs	(1,204)	(913)
Distributions to common and restricted stockholders	(5,841)	(4,277)
Distributions to Predecessor owners	-	(1,179)
Distributions to minority partners	(143)	(41)
Net cash provided by financing activities	64,417	55,515
Net change in cash and cash equivalents	(13,616)	2,375
Cash and cash equivalents at beginning of period	24,641	4,050
Cash and cash equivalents at end of period	$11,025	$6,425
Supplemental disclosure of non-cash investing and financing activities
Loans assumed in connection with property acquisitions	$(123,649)	$(47,169)
Issuance of Common Units in connection with property acquisitions	$(49,096)	$-
Issuance of Preferred Units in connection with property acquisitions	$(3,075)	$-
Change in fair value of derivative instruments, net	$118	$345
Supplemental disclosure of cash flow information
Interest paid	$6,251	$4,496

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Organization and Description of Business

American Campus Communities, Inc. (the “Company”) is a real estate investment trust (“REIT”) that was incorporated on March 9, 2004 and commenced operations effective with the completion of an initial public offering (“IPO”) on August 17, 2004. Through the Company’s controlling interest in American Campus Communities Operating Partnership LP (the “Operating Partnership”) and American Campus Communities Services, Inc., (the Company’s taxable REIT subsidiary or “TRS”), the Company is one of the largest owners, managers and developers of high quality student housing properties in the United States in terms of beds owned and under management. The Company is a fully integrated, self-managed and self-administered equity REIT with expertise in the acquisition, design, financing, development, construction management, leasing and management of student housing properties.

As of March 31, 2006, the Company’s property portfolio contained 38 student housing properties with approximately 22,900 beds and approximately 7,400 apartment units, consisting of 34 owned off-campus properties that are in close proximities to colleges and universities and four on-campus participating properties operated under ground/facility leases with the related university systems. These communities contain modern housing units, offer resort-style amenities and are supported by a classic resident assistant system and other student-oriented programming.

Through the TRS, the Company also provides construction management and development services for student housing properties owned by colleges and universities, charitable foundations, and others. As of March 31, 2006, the Company provided third party management and leasing services for 15 student housing properties (10 of which the Company served as the third party developer and construction manager) that represented approximately 9,000 beds in approximately 3,700 units. Third party management and leasing services are typically provided pursuant to multi-year management contracts that have initial terms that range from one to five years. As of March 31, 2006, the Company’s total owned and managed portfolio included 53 properties with approximately 31,900 beds in approximately 11,100 units.

2.   Summary of Significant Accounting Policies

Principles of Consolidation and Combination

The accompanying consolidated financial statements include all of the accounts of the Company, the Operating Partnership and the subsidiaries of the Operating Partnership. The Company consolidates entities in which it has an ownership interest and over which it exercises significant control over major operating decisions, such as budgeting, investment and financing decisions. The real estate entities included in the consolidated financial statements have been consolidated only for the periods that such entities were under control by the Company. All significant intercompany balances and transactions have been eliminated in consolidation. All dollar amounts in the tables herein, except share and per share amounts, are stated in thousands unless otherwise indicated.

Interim Financial Statements

The accompanying interim financial statements are unaudited, but have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. Because of the seasonal nature of the Company’s operations, the results of operations and cash flows for any interim period are not necessarily indicative of results for other interim periods or for the full year. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December, 31, 2005.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Investments in Real Estate

Investments in real estate are recorded at historical cost. Major improvements that extend the life of an asset are capitalized and depreciated over the remaining useful life of the asset. The cost of ordinary repairs and maintenance is charged to expense when incurred. Depreciation and amortization are recorded on a straight-line basis over the estimated useful lives of the assets as follows:

Buildings and improvements	7-40 years
Leasehold interest - on-campus participating properties	25-34 years (shorter of useful life or respective lease term)
Furniture, fixtures and equipment	3-7 years

The cost of buildings and improvements includes the purchase price of the property, including legal fees and acquisition costs. Project costs directly associated with the development and construction of an owned real estate project, which include interest, property taxes, and amortization of deferred finance costs, are capitalized as construction in progress. Upon completion of the project, costs are transferred into the applicable asset category and depreciation commences. Interest totaling approximately $0.5 million and $0.3 million was capitalized during the three months ended March 31, 2006, and 2005, respectively. Amortization of deferred financing costs totaling approximately $30,000 was capitalized during both the three months ended March 31, 2006, and 2005.

Management assesses whether there has been an impairment in the value of the Company’s investments in real estate whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment is recognized when estimated expected future cash flows (undiscounted and before interest charges) are less than the carrying value of the property. The estimation of expected future net cash flows is inherently uncertain and relies on assumptions regarding current and future economics and market conditions. If such conditions change, then an adjustment to the carrying value of the Company’s long-lived assets could occur in the future period in which the conditions change. To the extent that a property is impaired, the excess of the carrying amount of the property over its estimated fair value is charged to earnings. The Company believes that there were no impairments of the carrying values of its investments in real estate as of March 31, 2006.

The Company allocates the purchase price of acquired properties to net tangible and identified intangible assets based on relative fair values in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 141, Business Combinations. Fair value estimates are based on information obtained from a number of sources, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property and other market data. Information obtained about each property as a result of due diligence, marketing and leasing activities is also considered. The value of in-place leases is based on the difference between (i) the property valued with existing in-place leases adjusted to market rental rates and (ii) the property valued “as-if” vacant. As lease terms are typically one year or less, rates on in-place leases generally approximate market rental rates. Factors considered in the valuation of in-place leases include an estimate of the carrying costs during the expected lease-up period considering current market conditions, nature of the tenancy, and costs to execute similar leases. Carrying costs include estimates of lost rentals at market rates during the expected lease-up period, as well as marketing and other operating expenses. The value of in-place leases is amortized over the remaining initial term of the respective leases, generally less than one year. The purchase price of property acquisitions is not expected to be allocated to tenant relationships, considering the terms of the leases and the expected levels of renewals. The Company’s allocation of purchase price is contingent upon the final true-up of certain prorations.

Intangible Assets

In connection with property acquisitions completed during the three months ended March 31, 2006 and 2005, the Company capitalized approximately $2.3 million and $1.1 million, respectively, related to management’s estimate of the fair value of the in-place leases assumed. These intangible assets are amortized on a straight-line basis over a term of approximately six months, which represents the average remaining term of the underlying leases. The amortization is included in depreciation expense in the accompanying consolidated statements of operations. See Note 3 for a detailed discussion of the property acquisitions completed during the three months ended March 31, 2006.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Debt Premiums and Discounts

Debt premiums and discounts represent fair value adjustments to account for the difference between the fixed rates and market rates of debt assumed in connection with the Company’s property acquisitions. The debt premiums and discounts are being amortized to interest expense over the term of the related loans using the effective-interest method. As of March 31, 2006 and December 31, 2005, net unamortized debt premiums were $7.1 million and $4.4 million, respectively, net of unamortized debt discounts of $0.5 million and $-0-, respectively. Debt premiums and discounts are included in secured debt on the accompanying consolidated balance sheets.

Third Party Development Services Costs

Costs associated with the pursuit of development and construction management contracts are expensed as incurred, until such time that management believes it is probable the contract will be executed. Costs are then deferred and recognized in relation to the revenues earned on executed contracts. Management evaluates the status of awarded projects on a periodic basis and expenses any deferred costs related to projects whose current status indicates the costs may not provide future value to the Company in the form of revenues. Such write-offs are included in third party development and management services expenses on the accompanying consolidated statements of operations. As of March 31, 2006, the Company has capitalized approximately $2.5 million in pre-development costs related to awarded projects that have not yet commenced construction. Such costs are included in other assets in the accompanying consolidated balance sheets.

Stock-Based Compensation

The Company accounts for equity based awards in accordance with SFAS No. 123 (R), Share-Based Payment. Accordingly, the Company has recognized compensation expense related to certain restricted stock awards (see Note 9) over the underlying vesting periods, which amounted to approximately $0.1 million and $24,000 during the three months ended March 31, 2006 and 2005, respectively.

Income Taxes

The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”). To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its adjusted taxable income to its stockholders. As a REIT, the Company will generally not be subject to corporate level federal income tax on taxable income it currently distributes to its stockholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for the subsequent four taxable years. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local income and excise taxes on its income and property, and to federal income and excise taxes on its undistributed income.

The TRS manages the Company’s non-REIT activities and is subject to federal, state and local income taxes.

Other Nonoperating Income

Other nonoperating income of approximately $0.4 million for the three months ended March 31, 2005 consists of a gain recognized related to insurance proceeds received for a fire that occurred at one of the Company’s owned off-campus properties in 2003.

Income Per Share

Basic income per share is computed using net income and the weighted average number of shares of the Company’s common stock outstanding during the period, including restricted stock units (“RSUs”) issued to outside directors. RSUs are included in both basic and diluted weighted average common shares outstanding because they were fully vested on the date of grant and all conditions required in order for the recipients to earn the RSUs have been satisfied. Diluted income per share reflects weighted average common shares issuable from the assumed conversion of restricted stock awards (“RSAs”) granted to employees and common and preferred units of limited partnership interest in the Operating Partnership (“Common Units” and “Series A Preferred Units,” respectively). See Note 7 for a discussion of Common Units and Series A Preferred Units and Note 9 for a discussion of RSAs.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of the elements used in calculating basic and diluted income per share:

	Three Months Ended March 31,
	2006	2005
Basic net income per share calculation:
Income from continuing operations	$3,664	$2,311
Discontinued operations	-	5,881
Net income	$3,664	$8,192

Income from continuing operations - per share	$0.21	$0.18
Income from discontinued operations - per share	$-	$0.47
Net income - per share	$0.21	$0.65

Basic weighted average common shares outstanding	17,209,779	12,622,145

Diluted net income per share calculation:
Income from continuing operations	$3,664	$2,311
Series A Preferred Unit distributions	15	-
Income allocated to Common Units	77	87
Income from continuing operations, as adjusted	3,756	2,398
Discontinued operations	-	5,881
Net income, as adjusted	$3,756	$8,279

Income from continuing operations - per share	$0.21	$0.19
Income from discontinued operations - per share	$-	$0.46
Net income - per share	$0.21	$0.65

Basic weighted average common shares outstanding	17,209,779	12,622,145
Common Units	838,607	121,000
Series A Preferred Units	39,599	-
Restricted stock awards	88,204	26,794
Diluted weighted average common shares outstanding	18,176,189	12,769,939

3. Property Acquisitions

On March 1, 2006, the Company completed the acquisition of a portfolio of 13 student housing properties (the “Royal Portfolio”) pursuant to a contribution and sale agreement with contributors affiliated with Royal Properties for a contribution value of $244.3 million, which was paid as follows: (i) the issuance to certain partners of the contributors of approximately 2.1 million Common Units valued at $23.50 per unit and approximately 0.1 million Series A Preferred Units valued at $26.75 per unit (See Note 7); (ii) the assumption of $123.6 million of fixed-rate mortgage debt (see Note 8); and (iii) the remainder in cash and promissory notes, of which $1.9 million is currently outstanding, and is payable on February 28, 2007 together with accrued interest at 4.39% per annum. The Company also incurred an additional $4.6 million in closing costs and other external acquisition costs related to this acquisition.

The Company retained approximately $6.9 million of the contribution value, which will be utilized to satisfy indemnification obligations that may arise during a one-year survival period, with any remaining amounts to be paid to the contributors upon expiration of such one-year survival period. The retained amount is composed of Common Units, Series A Preferred Units, secured promissory notes and cash.

The Royal Portfolio consists of five properties in Florida, four properties in Texas, two properties in Tennessee, and one property each in Arizona and Kentucky. The 13 properties contain approximately 1,800 units and approximately 5,700 beds.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The acquired properties’ results of operations have been included in the accompanying consolidated statements of operations since the acquisition date. The following pro forma information for the three months ended March 31, 2006 and 2005 presents consolidated information for the Company as if the property acquisitions discussed above, the 2005 acquisitions and the July 2005 equity offering had occurred at the beginning of the earliest period presented. The unaudited pro forma information is provided for informational purposes only and is not indicative of results that would have occurred or which may occur in the future:

	Three Months Ended March 31,
	2006	2005
Total revenues	$33,198	$28,699
Net income	$3,642	$6,572
Net income per share - basic	$0.21	$0.38
Net income per share - diluted	$0.19	$0.34

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

The related net income or loss for the afore-mentioned property is reflected in the accompanying consolidated statements of operations as discontinued operations in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Below is a summary of the results of operations through the property’s disposition date:

	Three Months Ended March 31,
	2006	2005
Total revenues	$-	$29
Total operating expenses	-	(31)
Net loss	$-	$(2)

5. Investments in Owned Off-Campus Properties

Owned off-campus properties consisted of the following:

	March 31, 2006	December 31, 2005
Land	$80,859	$52,018
Buildings and improvements	576,957	361,938
Furniture, fixtures and equipment	22,667	18,115
Construction in progress	34,032	18,962
	714,515	451,033
Less accumulated depreciation	(37,625)	(33,935)
Owned off-campus properties, net	$676,890	$417,098

6. On-Campus Participating Properties

The Company is a party to ground/facility lease agreements (“Leases”) with certain state university systems and colleges (each, a “Lessor”) for the purpose of developing, constructing, and operating student housing facilities on university campuses. Under the terms of the Leases, title to the constructed facilities is held by the applicable Lessor and such Lessor receives a de minimus base rent paid at inception and 50% of defined net cash flows on an annual basis through the term of the lease. The Leases terminate upon the earlier to occur of the final repayment of the related debt, the amortization period of which is contractually stipulated, or the end of the lease term.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In the event the Company seeks to sell its leasehold interest, the Leases provide the applicable Lessor the right of first refusal of a bona fide purchase offer and an option to purchase the lessee’s rights under the applicable Lease.

In conjunction with the execution of each Lease, the Company has entered into separate five-year agreements to manage the related facilities for 5% of defined gross receipts. The five-year terms of the management agreements are not contingent upon the continuation of the Leases. Upon expiration of the initial five year terms, the agreements continue on a month-to-month basis.

On-campus participating properties are as follows:

			Historical Cost
Lessor/University	Lease Commencement	Required Debt Repayment (1)	March 31, 2006	December 31, 2005
Texas A&M University System / Prairie View A&M University (2)	2/1/96	9/1/23	$38,073	$38,037
Texas A&M University System / Texas A&M International	2/1/96	9/1/23	5,925	5,920
Texas A&M University System / Prairie View A&M University (3)	10/1/99	8/31/25 / 8/31/28	23,785	23,777
University of Houston System / University of Houston (4)	9/27/00	8/31/35	34,603	34,603
			102,386	102,337
Less accumulated amortization			(22,999)	(21,967)
On-campus participating properties, net			$79,387	$80,370

(1)	Represents the effective lease termination date. The Leases terminate upon the earlier to occur of the final repayment of the related debt or the end of the contractual lease term.

(2)	Consists of three phases placed in service between 1996 and 1998.

(3)	Consists of two phases placed in service in 2000 and 2003.

(4)	Consists of two phases placed in service in 2001 and 2005.

7.    Minority Interests

The Company consolidates the accounts of the Operating Partnership and its subsidiaries into its consolidated financial statements. However, the Company does not own 100% of the Operating Partnership and certain consolidated real estate joint ventures. The amounts reported as minority interests on the Company’s consolidated balance sheet reflect the portion of these consolidated entities’ equity that the Company does not own. Accordingly, the amounts reported as minority interest on the Company’s consolidated statements of operations reflect the portion of these consolidated entities’ net income or loss not allocated to the Company.

Equity interests in the Operating Partnership not owned by the Company are held in the form of Common Units and Series A Preferred Units. On March 1, 2006, approximately 2.1 million Common Units valued at $23.50 per unit and 0.1 million Series A Preferred Units valued at $26.75 per unit were issued to individuals and entities affiliated with Royal Properties in connection with the acquisition of the Royal Portfolio (see Note 3). Such Common Units and Series A Preferred Units are exchangeable on or after March 1, 2007 into an equal number of shares of the Company’s common stock, or, at the Company’s election, cash. A Common Unit and a share of the Company’s common stock have essentially the same economic characteristics, as they effectively participate equally in the net income and distributions of the Operating Partnership. Series A Preferred Units have a cumulative preferential per annum cash distribution rate of 5.99%, payable quarterly concurrently with the payment of dividends on the Company’s common stock.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income allocated to minority interests on the Company’s consolidated statements of operations includes the Series A Preferred Unit distributions as well as the pro rata share of the Operating Partnership’s net income allocated to Common Units. The Common Unitholders’ minority interest in the Operating Partnership is reported at an amount equal to their ownership percentage of the net equity of the Operating Partnership at the end of each reporting period. As of March 31, 2006, approximately 12% of the equity interests of the Operating Partnership was held by persons affiliated with Royal Properties and certain current and former members of management in the form of Common Units and Series A Preferred Units. As of December 31, 2005, approximately 0.7% of the equity interests of the Operating Partnership was held by certain current and former members of management in the form of Common Units.

Minority interests also include the equity interests of external joint venture partners in three joint ventures. Two of the joint ventures serve to own and operate the Company’s Callaway House and University Village at Sweethome owned-off campus properties, which are located near the campuses of Texas A&M University and the State University of New York - Buffalo, respectively. The other joint venture was formed to develop, own, and operate the Company’s Village at Newark owned off-campus property, which is currently under development and is located near the campuses of Rutgers University, New Jersey Institute of Technology and Essex County Community College.

8. Debt

A summary of the Company’s outstanding consolidated indebtedness, including unamortized debt premiums and discounts, is as follows:

	March 31, 2006	December 31, 2005
Debt secured by owned off-campus properties:
Mortgage loans payable	$318,492	$195,871
Construction loan payable	5,688	-
	324,180	195,871
Debt secured by on-campus participating properties:
Mortgage loans payable	16,716	16,786
Construction loan payable	16,431	16,411
Bonds payable	58,215	58,215
	91,362	91,412
Revolving credit facility	67,000	-
Unamortized debt premiums, net of discounts	7,055	4,363
Total debt	$489,597	$291,646

Loans Assumed or Entered Into in Conjunction with Property Acquisitions

In connection with the March 1, 2006 acquisition of the Royal Portfolio (see Note 3), the Company assumed approximately $123.6 million of fixed-rate mortgage debt. At the time of assumption, the debt had a weighted average interest rate of 5.95% and an average term to maturity of 6.3 years. Upon assumption of this debt, the Company recorded debt premiums of approximately $2.9 million, net of discounts, to reflect the estimated fair value of the debt assumed.

The above mortgage loans are secured by the related properties.

Revolving Credit Facility

The Operating Partnership has a $100 million revolving credit facility, which may be expanded by up to an additional $100 million upon the satisfaction of certain conditions. The maturity date of the facility is August 2007 and the Company guarantees the Operating Partnership’s obligations under the facility.

Availability under the revolving credit facility is limited to an "aggregate borrowing base amount" equal to the lesser of (i) 65% of the value of certain properties, calculated as set forth in the credit facility, and (ii) the adjusted net operating income from these properties divided by a formula amount. The facility bears interest at a variable rate, at the Company’s option, based upon a base rate or one-, two-, three-, or six-month LIBOR plus, in each case, a spread based upon the Company’s total leverage. Additionally, the Company is required to pay an unused commitment fee ranging from 0.15% to 0.20% per annum, depending on the aggregate unused balance. As of March 31, 2006, the balance outstanding on the revolving credit facility totaled $67.0 million, bearing interest at a rate of 6.28%, with remaining availability under the facility (subject to certain financial covenants) totaling approximately $31.8 million.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The terms of the facility include certain restrictions and covenants, which limit, among other items, the incurrence of additional indebtedness, liens, and the disposition of assets. The facility contains customary affirmative and negative covenants and also contains financial covenants that, among other things, require the Company to maintain certain minimum ratios of "EBITDA" (earnings before interest, taxes, depreciation and amortization) for interest expense and fixed charges. Before June 30, 2006, the Company may not pay distributions that exceed 100% of funds from operations for any four consecutive quarters. After June 30, 2006, the Company may not pay distributions that exceed 95% of funds from operations for any four consecutive quarters. The financial covenants also include consolidated net worth and leverage ratio tests. As of March 31, 2006, the Company was in compliance with all such covenants.

9. Incentive Award Plan

The Company has adopted the 2004 Incentive Award Plan (the “Plan”). The Plan provides for the grant to selected employees and directors of the Company and the Company’s affiliates of stock options, RSUs, RSAs, and other stock-based incentive awards. The Company has reserved a total of 1,210,000 shares of the Company’s common stock for issuance pursuant to the Plan, subject to certain adjustments for changes in the Company’s capital structure, as defined in the Plan. As of March 31, 2006, the Company has issued 618,589 awards under the Plan. A summary of the Company’s stock-based incentive awards under the Plan as of March 31, 2006 and changes during the three months ended March 31, 2006, is presented below:

	Common Units	Restricted Stock Units (RSUs)	Restricted Stock Awards (RSAs)	Outperformance Bonus Plan	Total
Outstanding at December 31, 2005	121,000	14,375	45,868	367,682	548,925
Granted (1)	-	-	69,966	-	69,966
Vested	-	-	(12,194)	-	(12,194)
Forfeited	-	-	(303)	-	(303)
Converted to common shares	(4,000)	-	-	-	(4,000)
Outstanding at March 31, 2006	117,000	14,375	103,337	367,682	602,394
Vested at March 31, 2006	117,000	14,375	12,194	-	143,569

(1)
On January 31, 2006, the Company granted 69,966 RSAs to its executive officers and certain employees that vest in equal annual installments over five years. Unvested awards are forfeited upon the termination of an individual’s employment with the Company. Recipients of RSAs receive dividends, as declared by the Company’s Board of Directors, on unvested shares provided that the respective recipient continues to be an employee of the Company.

10.   Interest Rate Hedges

In connection with the December 2003 extension of a construction note payable for Cullen Oaks, an on-campus participating property, the Predecessor entered into an interest rate swap on November 19, 2003 (effective December 15, 2003 through November 15, 2008) that was designated to hedge its exposure to fluctuations on interest payments attributed to changes in interest rates associated with payments on its advancing construction note payable. Under the terms of the interest rate swap agreement, the Company pays a fixed rate of 5.5% and receives a floating rate of LIBOR plus 1.9%. The interest rate swap had an estimated fair value of approximately $0.6 million and $0.5 million at March 31, 2006 and December 31, 2005, respectively, and is reflected in other assets in the accompanying consolidated balance sheets.

The Company does not expect to reclassify a material amount of net gains on hedge instruments from accumulated other comprehensive income to earnings in 2006. Ineffectiveness resulting from the Company’s hedges is not material.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Commitments and Contingencies

Commitments

Development-related guarantees: The Company commonly provides alternate housing and project cost guarantees, subject to force majeure. These guarantees are typically limited, on an aggregate basis, to the amount of the projects’ related development fees or a contractually agreed-upon maximum exposure amount. Alternate housing guarantees typically expire five days after construction is complete and generally require the Company to provide substitute living quarters and transportation for students to and from the university if the project is not complete by an agreed-upon completion date. Project cost guarantees hold the Company responsible for the cost of a project in excess of an approved budget. The budget consists primarily of costs included in the general contractors’ guaranteed maximum price contract (“GMP”). In most cases, the GMP obligates the general contractor, subject to force majeure and approved change orders, to provide completion date guarantees and to cover cost overruns and liquidated damages. In addition, the GMP is typically secured with payment and performance bonds. Project cost guarantees expire upon completion of certain developer obligations, which are normally satisfied within one year after completion of the project.

On one completed project, the Company has guaranteed losses up to $3.0 million in excess of the development fee if the loss is due to any failure of the Company to maintain, or cause its professionals to maintain, required insurance for a period of five years after completion of the project (August 2009).

The Company’s estimated maximum exposure amount under the above guarantees is approximately $9.2 million

At March 31, 2006, all third party development projects were anticipated to complete on schedule and within budget.  The Company has estimated the fair value of guarantees entered into or modified after December 31, 2002, the effective date of FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, to be immaterial.

In the normal course of business, the Company enters into various development-related purchase commitments with parties that provide development-related goods and services.  In the event that the Company was to terminate development services prior to the completion of projects under construction, the Company could potentially be committed to satisfy outstanding purchase orders with such parties.  The Company’s most significant and common commitments rest with general contractors and furniture suppliers.

Contract to Acquire Development Property: The Company is under contract to acquire a $24.8 million development property in Waco, Texas. The closing of this transaction is anticipated to occur during the third quarter of 2006, upon completion of construction and lease-up, and is dependent upon this property achieving certain occupancy levels and rental rates. There can be no assurance that such conditions will be satisfied or that this acquisition will be consummated.

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

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Segments

The Company defines business segments by their distinct customer base and service provided. The Company has identified four reportable segments: Owned Off-Campus Properties, On-Campus Participating Properties, Development Services, and Property Management Services. Management evaluates each segment’s performance based on operating income before depreciation, amortization, minority interests and allocation of corporate overhead. Intercompany fees are reflected at the contractually stipulated amounts.

	Three Months Ended March 31,
	2006	2005
Owned Off-Campus Properties
Rental revenues	$19,807	$12,692
Interest and other income	16	34
Total revenues from external customers	19,823	12,726
Operating expenses before depreciation and amortization	8,014	5,065
Interest expense	3,775	2,456
Insurance gain	-	430
Operating income before depreciation, amortization, minority interests and allocation of corporate overhead	$8,034	$5,635
Depreciation and amortization	$4,123	$2,455
Capital expenditures	$14,684	$10,792
Total segment assets at March 31,	$699,168	$396,663
On-Campus Participating Properties
Rental revenues	$5,982	$5,493
Interest and other income	64	25
Total revenues from external customers	6,046	5,518
Operating expenses before depreciation, amortization, ground/facility lease, and allocation of corporate overhead	1,778	1,669
Ground/facility lease	192	212
Interest expense	1,587	1,347
Operating income before depreciation, amortization, minority interests and allocation of corporate overhead	$2,489	$2,290
Depreciation and amortization	$1,033	$880
Capital expenditures	$49	$3,055
Total segment assets at March 31,	$92,528	$83,423
Development Services
Development and construction management fees from external customers	$1,638	$645
Intersegment revenues	-	92
Total revenues	1,638	737
Operating expenses	1,310	912
Operating income (loss) before depreciation, amortization, minority interests and allocation of corporate overhead	$328	$(175)
Total segment assets at March 31,	$4,431	$1,406
Property Management Services
Property management fees from external customers	$662	$710
Intersegment revenues	835	657
Total revenues	1,497	1,367
Operating expenses	640	418
Operating income before depreciation, amortization, minority interests and allocation of corporate overhead	$857	$949
Total segment assets at March 31,	$1,253	$2,051
Reconciliations
Total segment revenues	$29,004	$20,348
Unallocated interest income earned on corporate cash	105	-
Elimination of intersegment revenues	(835)	(749)
Total consolidated revenues, including interest income	$28,274	$19,599
Segment operating income before depreciation, amortization, minority interests and allocation of corporate overhead	$11,708	$8,699
Depreciation and amortization	5,630	3,670
Net unallocated expenses relating to corporate overhead	2,286	2,529
Income tax provision	-	(102)
Minority interests	(128)	(87)
Income from continuing operations	$3,664	$2,311
Total segment assets	$797,380	$483,543
Unallocated corporate assets	4,536	2,944
Total assets	$801,916	$486,487

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

This report contains forward-looking statements within the meaning of the federal securities laws. We caution investors that any forward-looking statements presented in this report, or which management may make orally or in writing from time to time, are based on management’s beliefs and assumptions made by, and information currently available to, management. When used, the words “anticipate,” “believe,” “expect,” “intend,” “may,” “might,” “plan,” “estimate,” “project,” “should,” “will,” “result” and similar expressions, which do not relate solely to historical matters, are intended to identify forward-looking statements. Such statements are subject to risks, uncertainties and assumptions and may be affected by known and unknown risks, trends, uncertainties and factors that are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. We caution you that while forward-looking statements reflect our good faith beliefs when we make them, they are not guarantees of future performance and are impacted by actual events when they occur after we make such statements. We expressly disclaim any responsibility to update forward-looking statements, whether as a result of new information, future events or otherwise. Accordingly, investors should use caution in relying on past forward-looking statements, which are based on results and trends at the time they were made, to anticipate future results or trends.

Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following: general risks affecting the real estate industry (including, without limitation, the inability to enter into or renew leases, dependence on tenants’ financial condition, and competition from other developers, owners and operators of real estate); risks associated with changes in University admission or housing policies; risks associated with the availability and terms of financing and the use of debt to fund acquisitions and developments; failure to manage effectively our growth and expansion into new markets or to integrate acquisitions successfully; risks and uncertainties affecting property development and construction (including, without limitation, construction delays, cost overruns, inability to obtain necessary permits and public opposition to such activities); risks associated with downturns in the national and local economies, increases in interest rates, and volatility in the securities markets; costs of compliance with the Americans with Disabilities Act and other similar laws; potential liability for uninsured losses and environmental contamination; risks associated with our potential failure to qualify as a REIT under the Internal Revenue Code of 1986 (the “Code”), as amended, and possible adverse changes in tax and environmental laws; and risks associated with our dependence on key personnel whose continued service is not guaranteed.

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

Our Company and Our Business

American Campus Communities, Inc. (referred to herein as “the Company,” “us,” “we,” and “our”) is a real estate investment trust (“REIT”) that was incorporated on March 9, 2004 and commenced operations effective with the completion of our initial public offering (“IPO”) on August 17, 2004. Through our controlling interest in American Campus Communities Operating Partnership LP (the “Operating Partnership”) and American Campus Communities Services, Inc., (our taxable REIT subsidiary or “TRS”), we are one of the largest owners, managers and developers of high quality student housing properties in the United States in terms of beds owned and under management. We are a fully integrated, self-managed and self-administered equity REIT with expertise in the acquisition, design, financing, development, construction management, leasing and management of student housing properties.

As of March 31, 2006, our property portfolio contained 38 student housing properties with approximately 22,900 beds and approximately 7,400 apartment units, consisting of 34 owned off-campus properties that are in close proximities to colleges and universities and four on-campus participating properties operated under ground/facility leases with the related university systems. These communities contain modern housing units, offer resort-style amenities and are supported by a resident assistant system and other student-oriented programming.

Through the TRS, we also provide construction management and development services for student housing properties owned by colleges and universities, charitable foundations, and others. As of March 31, 2006, we provided third party management and leasing services for 15 student housing properties (10 of which we served as the third party developer and construction manager) that represented approximately 9,000 beds in approximately 3,700 units. Third party management and leasing services are typically provided pursuant to multi-year management contracts that have initial terms that range from one to five years. As of March 31, 2006, our total owned and managed portfolio included 53 properties with approximately 31,900 beds in approximately 11,100 units.

Our development and construction management services as of March 31, 2006 consisted of seven projects under contract and currently in progress with fees ranging from $0.3 million to $3.5 million. As of March 31, 2006, fees of approximately $3.4 million remained to be earned by us with respect to these projects, which have scheduled completion dates of August 2006 through August 2008. In addition, as of March 31, 2006, we had been awarded three projects which have not yet commenced construction.

While we believe that our third party development/construction management and property management services allow us to develop strong and key relationships with colleges and universities, revenue from this area has over time become a smaller portion of our operations due to the continued focus on and growth of our owned property portfolio. Nevertheless, we believe these services continue to provide synergies with respect to our ability to identify, acquire or develop, and successfully operate student housing properties.

Acquisitions

On March 1, 2006, we completed the acquisition of a portfolio of 13 student housing properties (the “Royal Portfolio”) pursuant to a contribution and sale agreement with contributors affiliated with Royal Properties for a contribution value of $244.3 million, which was paid as follows: (i) the issuance to certain partners of the contributors of approximately 2.1 million Common Units valued at $23.50 per unit and approximately 0.1 million Series A Preferred Units valued at $26.75 per unit; (ii) the assumption of $123.6 million of fixed-rate mortgage debt; and (iii) the remainder in cash and promissory notes, of which $1.9 million is currently outstanding, and is payable on February 28, 2007 together with accrued interest at 4.39% per annum. We also incurred an additional $4.6 million in closing costs and other external acquisition costs related to this acquisition.

We retained approximately $6.9 million of the contribution value, which will be utilized to satisfy indemnification obligations that may arise during a one-year survival period with any remaining amounts to be paid to the contributors upon expiration of such one-year survival period. The retained amount is composed of Common Units, Series A Preferred Units, secured promissory notes and cash.

The Royal Portfolio consists of five properties in Florida, four properties in Texas, two properties in Tennessee, and one property each in Arizona and Kentucky. The 13 properties contain approximately 1,800 units and approximately 5,700 beds.

Owned Development Activities

Overview: As of March 31, 2006, we were in the process of constructing two owned off-campus properties. We estimate that the total development costs relating to these activities will be approximately $110.4 million. As of March 31, 2006, we have incurred development costs of approximately $35.5 million in connection with these properties, with the remaining development costs estimated at approximately $74.9 million. The activities are described below:

Village at Newark: As of March 31, 2006, our Village at Newark owned off-campus property was under construction with total development costs estimated to be approximately $72.9 million. The project is scheduled to complete construction in Summer 2007 and open for occupancy in Fall 2007 in connection with the commencement of the 2007/2008 academic year. As of March 31, 2006, the project was approximately 23% complete, and we estimate that remaining development costs will be approximately $58.8 million. We expect that we will fund approximately $27.4 million of the project budget and the remaining $45.5 million will be funded with a construction loan.

Callaway Villas: As of March 31, 2006, our Callaway Villas owned off-campus property was under construction with total development costs estimated to be approximately $37.5 million. The project is scheduled to be completed in August 2006 in connection with the commencement of the 2006/2007 academic year. As of March 31, 2006, the project was approximately 57% complete, and we anticipate incurring remaining development costs of approximately $16.1 million. As of March 31, 2006, we are making draws on the construction loan to fund such costs.

Property Operations

As of March 31, 2006, our property portfolio consisted of the following:

PROPERTY	YEAR ACQUIRED / DEVELOPED (1)	LOCATION	PRIMARY UNIVERSITY SERVED	UNITS	BEDS

Owned off campus properties:
1. Commons On Apache	1999	Tempe, AZ	Arizona State University Main Campus	111	444
2. The Village at Blacksburg	2000	Blacksburg, VA	Virginia Polytechnic Institute and State University	288	1,056
3. The Village on University	1999	Tempe, AZ	Arizona State University Main Campus	288	918
4. River Club Apartments	1999	Athens, GA	The University of Georgia-Athens	266	794
5. River Walk Townhomes	1999	Athens, GA	The University of Georgia-Athens	100	340
6. The Callaway House	2001	College Station, TX	Texas A&M University	173	538
7. The Village at Alafaya Club	2000	Orlando, FL	The University of Central Florida	228	840
8. The Village at Science Drive	2001	Orlando, FL	The University of Central Florida	192	732
9. University Village at Boulder Creek	2002	Boulder, CO	The University of Colorado at Boulder	82	309
10. University Village at Fresno	2004	Fresno, CA	California State University, Fresno	105	406
11. University Village at TU	2004	Philadelphia, PA	Temple University	220	749
12. University Club Tallahassee	2005	Tallahassee, FL	Florida State University	152	608
13. The Grove at University Club	2005	Tallahassee, FL	Florida State University	64	128
14. College Club Tallahassee	2005	Tallahassee, FL	Florida A&M University	96	384
15. The Greens at College Club	2005	Tallahassee, FL	Florida A&M University	40	160
16. University Club Gainesville	2005	Gainesville, FL	University of Florida	94	376
17. City Parc at Fry Street	2005	Denton, TX	University of North Texas	136	418
18. The Estates	2005	Gainesville, FL	University of Florida	396	1,044
19. University Village at Sweet Home (2)	2005	Amherst, NY	State University of New York - Buffalo	269	828
20. Entrada Real	2006	Tucson, AZ	University of Arizona	98	363
21. Royal Oaks	2006	Tallahassee, FL	Florida State University	82	224
22. Royal Pavilion	2006	Tallahassee, FL	Florida State University	60	204
23. Royal Village Tallahassee	2006	Tallahassee, FL	Florida State University	75	288
24. Royal Village Gainesville	2006	Gainesville, FL	University of Florida	118	448
25. Northgate Lakes	2006	Orlando, FL	The University of Central Florida	194	710
26. Royal Lexington	2006	Lexington, KY	University of Kentucky	94	364
27. The Woods at Greenland	2006	Murfreesboro, TN	Middle Tennessee State University	78	276
28. Raiders Crossing	2006	Murfreesboro, TN	Middle Tennessee State University	96	276
29. Raiders Pass	2006	Lubbock, TX	Texas Tech University	264	828
30. Aggie Station	2006	College Station, TX	Texas A&M University	156	450
31. The Outpost San Marcos	2006	San Marcos, TX	Texas State University - San Marcos	162	486
32. The Outpost San Antonio	2006	San Antonio, TX	University of Texas - San Antonio	276	828
33. Callaway Villas (3)	2006	College Station, TX	Texas A&M University	236	704
34. Village at Newark (4)	2007	Newark, NJ	Rutgers University, NJIT, Essex CCC	221	812
Total owned off-campus properties				5,510	18,333

PROPERTY	YEAR ACQUIRED / DEVELOPED (1)	LOCATION	PRIMARY UNIVERSITY SERVED	UNITS	BEDS

On-campus participating properties:
35. University Village—PVAMU	1996 / 97 / 98	Prairie View, TX	Prairie View A&M University	612	1,920
36. University College—PVAMU	2000 / 2003	Prairie View, TX	Prairie View A&M University	756	1,470
37. University Village—TAMIU	1997	Laredo, TX	Texas A&M International University	84	252
38. Cullen Oaks - Phase I and II	2001 / 2005	Houston, TX	The University of Houston	411	879
Total on-campus participating properties				1,863	4,521

Total - all properties				7,373	22,854

(1)	As of March 31, 2006, the average age of our operating properties was approximately 5.8 years.

(2)	Construction was completed and property commenced operations in August 2005.

(3)	Currently under development - scheduled to open for occupancy in August 2006.

(4)
Currently under development - scheduled to complete construction in Summer 2007 and open for occupancy in Fall 2007. Pending approval from the City of Newark's Central Planning Board, the project's capacity can be increased to 838 beds without modifying the existing building area.

Results of Operations

Comparison of the Three Months Ended March 31, 2006 and March 31, 2005

The following table presents our results of operations for the three months ended March 31, 2006 and 2005, including the amount and percentage change in these results between the two periods:

	Three Months Ended March 31,
	2006	2005	Change ($)	Change (%)
Revenues:
Owned off-campus properties	$19,487	$12,489	$6,998	56.0%
On-campus participating properties	5,982	5,493	489	8.9%
Third party development services	1,638	645	993	154.0%
Third party management services	662	710	(48)	(6.8%)
Resident services	320	204	116	56.9%
Total revenues	28,089	19,541	8,548	43.7%

Operating Expenses:
Owned off-campus properties	8,149	5,136	3,013	58.7%
On-campus participating properties	1,950	1,875	75	4.0%
Third party development and management services	1,638	1,464	174	11.9%
General and administrative	1,587	1,364	223	16.3%
Depreciation and amortization	5,275	3,424	1,851	54.1%
Ground/facility leases	192	212	(20)	(9.4%)
Total operating expenses	18,791	13,475	5,316	39.5%

Operating income	9,298	6,066	3,232	53.3%

Nonoperating income and (expenses):
Interest income	185	58	127	219.0%
Interest expense	(5,336)	(3,808)	(1,528)	40.1%
Amortization of deferred financing costs	(355)	(246)	(109)	44.3%
Other nonoperating income	-	430	(430)	(100.0%)
Total nonoperating expenses	(5,506)	(3,566)	(1,940)	54.4%

Income before income tax provision, minority interests, and discontinued operations	3,792	2,500	1,292	51.7%
Income tax provision	-	(102)	102	(100.0%)
Minority interests	(128)	(87)	(41)	47.1%
Income from continuing operations	3,664	2,311	1,353	58.5%
Discontinued operations:
Loss attributable to discontinued operations	-	(2)	2	(100.0%)
Gain from disposition of real estate	-	5,883	(5,883)	(100.0%)
Total discontinued operations	-	5,881	(5,881)	(100.0%)
Net income	$3,664	$8,192	$(4,528)	(55.3%)

        Owned Off-Campus Properties Operations

Revenues from our owned off-campus properties for the three months ended March 31, 2006 compared with the same period in 2005 increased by $7.0 million primarily due to the acquisition of the Royal Portfolio on March 1, 2006, the acquisition of seven properties during the first quarter of 2005 and the completion of construction and opening of University Village at Sweet Home in August 2005. Operating expenses increased approximately $3.0 million for the three months ended March 31, 2006 compared with the same period in 2005, primarily due to the same factors which affected the increase in revenues.

New Property Operations. On March 1, 2006, we acquired the Royal Portfolio, which consists of 13 properties containing 5,745 beds located in Florida, Texas, Tennessee, Arizona and Kentucky. On various dates during the three months ended March 31, 2005, we acquired seven properties containing 3,118 beds located in Florida and Texas. In addition, in August 2005 we completed construction of and opened an 828-bed property serving the State University of New York - Buffalo. These new properties contributed $6.8 million of additional revenues and $3.0 million of additional operating expenses during the three months ended March 31, 2006 as compared to the three months ended March 31, 2005.

Same Store Property Operations (Excluding New Property Activity). We had 11 properties containing 7,126 beds which were operating during both the three months ended March 31, 2006 and 2005. These properties produced revenues of $11.4 million and $11.0 million during the three months ended March 31, 2006 and 2005, respectively, an increase of $0.4 million. This increase was primarily due to an increase in average rental rates during the three months ended March 31, 2006 as compared to the same period in 2005, as well as the improved lease up for the 2005/2006 academic year, which resulted in average occupancy rates increasing to 99.2% during the three months ended March 31, 2006 from 98.0% during the three months ended March 31, 2005. Revenues in 2006 will be dependent on our ability to maintain our current leases in effect for the 2005/2006 academic year and our ability to obtain appropriate rental rates and desired occupancy for the 2006/2007 academic year at our various properties during our leasing period, which typically begins in January and ends in August.

At these existing properties, operating expenses remained relatively constant at $4.3 million for both the three months ended March 31, 2006 and 2005. We anticipate that operating expenses for the full year 2006 will increase slightly as compared with 2005 as a result of expected increases in insurance costs, utility costs, property taxes and general inflation.

            On-Campus Participating Properties (“OCPP”) Operations

New Property Operations. In August 2005, we completed construction of and opened an additional phase of our Cullen Oaks property, consisting of 180 units and 354 beds. This additional phase contributed approximately $0.6 million of additional revenues and approximately $0.2 million of additional operating expenses during the three months ended March 31, 2006.

Same Store OCPP Operations. We had four participating properties containing 4,167 beds which were operating during both the three month periods ended March 31, 2006 and 2005. Revenues from our same store on-campus participating properties decreased to $5.3 million during the three months ended March 31, 2006 from $5.5 million for the three months ended March 31, 2005, a decrease of $0.2 million. This decrease was primarily due to a decrease in average occupancy from 94.4% during the three months ended March 31, 2005 to 88.8% for the three months ended March 31, 2006. This decrease was slightly offset by an increase in average rental rates during the respective periods.

At these existing properties, operating expenses decreased by $0.1 million, from $1.9 million during the three months ended March 31, 2005 to $1.8 million for the three months ended March 31, 2006. This decrease was primarily due to cost savings measures implemented to offset the decrease in average occupancy discussed above. We anticipate that operating expenses for the full year 2006 will increase slightly as compared with 2005 as a result of expected increases in insurance costs, utility costs and general inflation.

            Third Party Development Services Revenue

Third party development services revenue increased by $1.0 million from $0.6 million during the three months ended March 31, 2005 to $1.6 million for the three months ended March 31, 2006. This increase was primarily due to more projects in progress as well as a higher average contractual fee per project during the three months ended March 31, 2006 as compared to the same period in 2005. In addition, of the total contract fees, a higher percentage of the contractual fees was recognized during the three months ended March 31, 2006 as compared to the same period in 2005. We had seven projects in progress during the three months ended March 31, 2006 with an average contractual fee of approximately $1.6 million, as compared to the three months ended March 31, 2005 in which we had four projects in progress with an average contractual fee of $1.4 million. Also, due to differences in the percentage of construction completed during the periods, of the total contractual fees of the projects in progress during the respective periods, approximately 14% of the total contractual fees was recognized during the three months ended March 31, 2006, compared to approximately 11% for the three months ended March 31, 2005.

Development services revenues are dependent on our ability to successfully be awarded such projects, the amount of the contractual fee related to the project and the timing and completion of the construction of the project. In addition, to the extent projects are completed under budget, we may be entitled to a portion of such savings, which are recognized as revenue upon third party verification of the project costs. It is possible that projects for which we have expensed pre-development costs will not close and that we will not be reimbursed for such costs. The pre-development costs associated therewith will ordinarily be charged against income for the then-current period.

            Third Party Management Services Revenues

Third party management services revenues decreased by $48,000 for the three months ended March 31, 2006 as compared to the same period in 2005. This decrease was primarily the result of four management contracts which were discontinued, offset by the addition of two management contracts and improved fee income from the managed portfolio between the respective periods.

            Third Party Development and Management Services Expenses

Third party development and management services expenses increased by $0.2 million, from $1.4 million during the three months ended March 31, 2005, to $1.6 million for the three months ended March 31, 2006. This increase was primarily due to additional employees hired to support an increase in the overall volume of opportunities we are experiencing in this segment. We anticipate that expenses in our third party development segment in 2006 will increase as compared to prior year levels due to this factor.

            Resident Services

Resident services revenue represents revenue earned by our TRS related to the provision of certain services to residents at our properties, such as food service, housekeeping, and resident programming activities. Revenue from resident services increased by $0.1 million, to $0.3 million during the three months ended March 31, 2006, as compared to $0.2 million during the three months ended March 31, 2005. This increase was primarily due to additional revenue earned during the three months ended March 31, 2006 from the acquired properties discussed above. We anticipate that resident services revenues will continue to increase in 2006 as compared to 2005 as additional revenues are generated from the timing of acquisitions and the completion of construction properties placed in service.

General and Administrative

General and administrative expenses increased approximately $0.2 million, from $1.4 million during the three months ended March 31, 2005, to $1.6 million for the three months ended March 31, 2006. This increase was primarily due to an increase in payroll and other related costs as a result of overall increases in corporate staffing levels due to recent growth in our owned off-campus portfolio from the property acquisitions completed in 2006 and 2005.

Depreciation and Amortization

Depreciation and amortization increased by $1.9 million, from $3.4 million during the three months ended March 31, 2005 to $5.3 million for the three months ended March 31, 2006. This increase was due to the acquisition of the Royal Portfolio on March 1, 2006, the acquisition of seven properties during the three months ended March 31, 2005, and the opening of one owned off-campus property and an additional phase at an on-campus participating property in August 2005. We expect depreciation and amortization in 2006 to increase significantly from 2005 levels primarily due to 2006 acquisitions and a full year of depreciation on properties acquired and placed into service in 2005.

Amortization of deferred financing costs increased $0.1 million, from $0.3 million during the three months ended March 31, 2005, to $0.4 million for the three months ended March 31, 2006. This increase was primarily due to debt assumed or incurred in connection with the previously mentioned 2006 and 2005 property acquisitions. We expect amortization of deferred financing costs for the full year 2006 to increase from 2005 levels due to a full year of amortization related to debt assumed or incurred in connection with our previously mentioned property acquisitions.

Interest Income

Interest income increased by $0.1 million, from $0.1 million during the three months ended March 31, 2005 to $0.2 million for the three months ended March 31, 2006. This increase was primarily due to interest earned during the three months ended March 31, 2006 on the remaining proceeds from our July 2005 equity offering prior to those funds being used for the acquisition of the Royal Portfolio.

Interest Expense

Interest expense increased $1.5 million, from $3.8 million during the three months ended March 31, 2005, to $5.3 million for the three months ended March 31, 2006. This increase was primarily due to additional interest incurred during the three months ended March 31 2006 associated with debt assumed or incurred in connection with the previously mentioned 2006 and 2005 property acquisitions, net of the amortization of debt premiums and discounts recorded to reflect the market value of debt assumed. In addition, we incurred additional interest expense during the three months ended March 31, 2006 related to the $67.0 million outstanding balance on our revolving credit facility, which was incurred to finance our acquisition of the Royal Portfolio on March 1, 2006. These increases were offset by a $0.2 million increase in capitalized interest as a result of two owned off-campus properties being under construction during the three months ended March 31, 2006 as compared to one property being under construction during the three months ended March 31, 2005. We anticipate that interest expense in 2006 will increase from 2005 levels due to interest expense assumed or incurred in connection with property acquisitions and expected increases in potential borrowing rates that may impact the floating rate on our credit facility.

            Other Nonoperating Income

Other non-operating income for the three months ended March 31, 2005 represents a gain of approximately $0.4 million related to insurance proceeds received for a fire that occurred at one of our owned off-campus properties in 2003.

            Income Tax Provision

Our TRS manages our non-REIT activities and is subject to federal, state and local income taxes. As such, our TRS is required to recognize the future tax benefits attributable to deductible temporary differences between book and tax basis, to the extent that the asset will be realized. An income tax provision of approximately $0.1 million was recorded by our TRS during the three months ended March 31, 2005 to better reflect our estimate of the realization of our deferred tax asset based on management’s estimate of future taxable income of our TRS. Management determined that no such provision was required for the three months ended March 31, 2006. The amount of income taxes to be recognized is dependent on the operating results of the TRS.

Minority Interests

Minority interests share of net income increased by $41,000 for the three months ended March 31, 2006 as compared to the same period in 2005. This increase was due to the issuance of Common Units and Series A Preferred Units in our Operating Partnership on March 1, 2006 in connection with our acquisition of the Royal Portfolio. See Note 7 in the accompanying Notes to Consolidated Financial Statements contained in Item 1 herein for a detailed discussion of Common Units and Series A Preferred Units.

Discontinued Operations

Our University Village at San Bernardino property was sold to Cal State University - San Bernardino in January 2005. The net operating loss attributable to this property and the resulting gain on disposition are included in discontinued operations for the three months ended March 31, 2005 in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

Cash Flows

Comparison of Three Months Ended March 31, 2006 and March 31, 2005

            Operating Activities

For the three months ended March 31, 2006, net cash provided by operating activities before changes in working capital accounts provided approximately $9.3 million, as compared to $6.1 million for the three months ended March 31, 2005, an increase of $3.2 million.  Changes in working capital accounts utilized approximately $3.2 million for the three months ended March 31, 2006 while approximately $0.4 million was utilized by working capital for the three months ended March 31, 2005, an increase of $2.8 million. This increase in cash utilized by working capital accounts was primarily due to the timing of financial aid received from Prairie View A&M University and Texas A&M International University during the respective periods, as well as the timing of fees received related to our third party development projects.

             Investing Activities

Investing activities utilized $84.1 million and $58.9 million for the three months ended March 31, 2006 and 2005, respectively. This increase related primarily to proceeds received from the sale of our University Village at San Bernardino property in January 2005 as well as an increase in cash used to fund the construction of owned off-campus development properties. During the three months ended March 31, 2006, two owned off-campus properties were under development while only one property was under development during the three months ended March 31, 2005, which was completed in Fall 2005. These increases were offset by capital expenditures incurred on an additional phase of an on-campus participating property that was under development during the three months ended March 31, 2005 and was completed in Fall 2005. For the three months ended March 31, 2006 and 2005, our cash used in investing activities was comprised of the following:

	Three Months Ended March 31,
	2006	2005
Property acquisitions	$(69,241)	$(72,763)
Property dispositions	-	28,023
Capital expenditures for on-campus participating properties	(49)	(28)
Capital expenditures for owned off-campus properties	(545)	(852)
Investments in on-campus participating properties under development	-	(3,027)
Investment in owned off-campus properties under development	(14,139)	(10,120)
Purchase of corporate furniture, fixtures, and equipment	(139)	(86)
Total	$(84,113)	$(58,853)

            Financing Activities

Cash provided by financing activities totaled $64.4 million and $55.5 million for the three months ended March 31, 2006 and 2005, respectively. The increase in cash provided by financing activities was the result of a $45.2 million increase in proceeds received from our revolving credit facility, which was used to fund the acquisition of the Royal Portfolio, and a $3.2 million increase in proceeds from construction loans used to fund our owned development properties. These increases were offset by the receipt of proceeds from a $37.4 million bridge loan during the three months ended March 31, 2005 and a $1.6 million increase in distributions to common and restricted stockholders as a result of the July 2005 equity offering.

Structure of On-campus Participating Properties

At our on-campus participating properties, the subject universities own both the land and improvements. We then have a leasehold interest under a ground/facility lease. Under the lease, we receive an annual distribution representing 50% of these properties’ net cash available for distribution after payment of operating expenses (which includes our management fees), debt service (which includes repayment of principal) and capital expenditures. We also manage these properties under multi-year management agreements and are paid a management fee representing 5% of receipts.

We do not have access to the cash flows and working capital of these participating properties except for the annual net cash distribution as described above. Additionally, a substantial portion of these properties’ cash flow is dedicated to capital reserves required under the applicable property indebtedness and to the amortization of such indebtedness. These amounts do not increase our economic interest in these properties since our interest, including our right to share in the net cash available for distribution from the properties, terminates upon the amortization of their indebtedness. Our economic interest in these properties is therefore limited to our interest in the net cash flow and management and development fees from these properties, as reflected in our calculation of Funds from Operations modified for the operational performance of on-campus participating properties (“FFOM”) contained herein. Accordingly, when considering these properties’ contribution to our operations, we focus upon our share of these properties’ net cash available for distribution and the management fees that we receive from these properties, rather than upon their contribution to our gross revenues and expenses for financial reporting purposes.

The following table reflects the amounts included in our consolidated financial statements for the three months ended March 31, 2006 and 2005:

	Three Months Ended March 31,
	2006	2005
Revenues	$5,982	$5,493
Direct operating expenses (1)	(1,801)	(1,724)
Amortization	(1,032)	(879)
Amortization of deferred financing costs	(78)	(46)
Ground/facility leases (2)	(192)	(212)
Net operating income	2,879	2,632
Interest income	63	25
Interest expense (3) (4)	(1,587)	(1,347)
Net income	$1,355	$1,310

(1)
Excludes property management fees of $0.3 million for both the three month periods ended March 31, 2006 and 2005. This expense and the corresponding fee revenue recognized by us have been eliminated in consolidation. Also excludes allocation of expenses related to corporate management and oversight.

(2)
Represents the universities’ 50% share of the properties’ net cash available for distribution after payment of operating expenses, debt service (including payment of principal) and capital expenditures.

(3)
Interest expense is net of approximately $23,000 of capitalized interest for the three months ended March 31, 2005, related to Cullen Oaks Phase II, a recently completed project that was an additional phase of the Cullen Oaks on-campus participating property.

(4)	Debt service expenditures for these properties totaled $2.8 million and $2.6 million for the three months ended March 31, 2006 and 2005, respectively.

Liquidity and Capital Resources

        Cash Balances and Liquidity

As of March 31, 2006, excluding our on-campus participating properties, we had $14.8 million in cash and cash equivalents and restricted cash as compared to $27.2 million in cash and cash equivalents and restricted cash as of December 31, 2005. This decrease was primarily due to the use of the remaining proceeds from our July 2005 equity offering to fund the acquisition of the Royal Portfolio on March 1, 2006 and the construction of our owned development properties. Restricted cash primarily consists of escrow accounts held by lenders and resident security deposits, as required by law in certain states. Additionally, restricted cash as of March 31, 2006 also included $0.3 million of funds held in escrow in connection with potential property acquisitions.

As of March 31, 2006, our short-term liquidity needs included, but were not limited to, the following: (i) anticipated distribution payments to our common stockholders totaling approximately $23.4 million based on an anticipated annual distribution of $1.35 per share based on our current shares outstanding, including those required to maintain our REIT status and satisfy our current distribution policy, (ii) anticipated distribution payments to our unitholders totaling approximately $3.1 million based on an anticipated annual distribution of $1.35 per Common Unit and a cumulative preferential per annum cash distribution rate of 5.99% on our Series A Preferred Units, (iii) remaining development costs on our Village at Newark owned off-campus development project funded outside of the construction loan, estimated to be approximately $13.3 million, and (iv) funds for other potential future development projects, including remaining pre-development expenditures for the Arizona State University project which are estimated to range from $6.0 to $7.0 million. We expect to meet our short-term liquidity requirements generally through net cash provided by operations, borrowings under our revolving credit facility, and a shelf registration available in which we may offer up to $500 million of an indeterminate amount of debt securities, preferred stock, common stock and securities warrants.

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

Revolving Credit Facility

The Operating Partnership has a $100 million revolving credit facility, which may be expanded by up to an additional $100 million upon the satisfaction of certain conditions. The maturity date of the facility is August 2007 and we guarantee the Operating Partnership’s obligations under the facility.

Availability under the revolving credit facility is limited to an "aggregate borrowing base amount" equal to the lesser of (i) 65% of the value of certain properties, calculated as set forth in the credit facility, and (ii) the adjusted net operating income from these properties divided by a formula amount. The facility bears interest at a variable rate, at the Company’s option, based upon a base rate or one-, two-, three-, or six-month LIBOR plus, in each case, a spread based upon the Company’s total leverage. Additionally, the Company is required to pay an unused commitment fee ranging from 0.15% to 0.20% per annum, depending on the aggregate unused balance. As of March 31, 2006, the balance outstanding on the revolving credit facility totaled $67.0 million, bearing interest at a rate of 6.28%, with remaining availability under the facility (subject to certain financial covenants) totaling approximately $31.8 million.  Assuming that we choose to exercise our option to extend the capacity of the facility by another $100 million, remaining availability would be approximately $47.0 million as of March 31, 2006.

The terms of the facility include certain restrictions and covenants, which limit, among other items, the incurrence of additional indebtedness, liens, and the disposition of assets. The facility contains customary affirmative and negative covenants and also contains financial covenants that, among other things, require us to maintain certain minimum ratios of "EBITDA" (earnings before interest, taxes, depreciation and amortization) for interest expense and fixed charges. Before June 30, 2006, we may not pay distributions that exceed 100% of funds from operations for any four consecutive quarters. After June 30, 2006, we may not pay distributions that exceed 95% of funds from operations for any four consecutive quarters. The financial covenants also include consolidated net worth and leverage ratio tests. As of March 31, 2006, we were in compliance with all such covenants.

Distributions

We are required to distribute 90% of our REIT taxable income (excluding capital gains) on an annual basis in order to qualify as a REIT for federal income tax purposes. Accordingly, we intend to make, but are not contractually bound to make, regular quarterly distributions to common stockholders and Common Unitholders. All such distributions are at the discretion of the Board of Directors. We may be required to use borrowings under the credit facility, if necessary, to meet REIT distribution requirements and maintain our REIT status. The Board of Directors considers market factors and our Company’s performance in addition to REIT requirements in determining distribution levels.

      Pre-Development Expenditures

Our third party development activities have historically required us to fund pre-development expenditures such as architectural fees, permits and deposits. Because the closing of a development project’s financing is often subject to third party delay, we cannot always predict accurately the liquidity needs of these activities. We frequently incur these pre-development expenditures before a financing commitment has been obtained and, accordingly, bear the risk of the loss of these pre-development expenditures if financing cannot ultimately be arranged on acceptable terms. Historically, the development projects that we have been awarded have been successfully structured and financed; however, their development has at times been delayed beyond the period initially scheduled, causing revenue to be recognized in later periods. As of March 31, 2006, we have capitalized approximately $2.5 million in pre-development costs related to awarded projects that have not yet commenced construction.

Indebtedness

As of March 31, 2006, we had approximately $482.5 million of outstanding consolidated indebtedness (excluding unamortized debt premiums, net of discounts of approximately $7.1 million), comprised of a $67.0 million balance on our unsecured revolving credit facility, $324.2 million in mortgage and construction loans secured by 27 of our owned off-campus properties, $33.1 million in mortgage and construction loans secured by two phases of an on-campus participating property, and $58.2 million in bond issuances secured by three of our on-campus participating properties. The weighted average interest rate on our consolidated indebtedness as of March 31, 2006 was 6.58%. All of our outstanding indebtedness is fixed rate except for our revolving credit facility and the Callaway Villas and Cullen Oaks Phase II construction loans discussed below. As of March 31, 2006, approximately 18.2% of our total consolidated indebtedness was variable rate debt.

Owned Off-Campus Properties

The following table contains certain summary information concerning the mortgage and construction loan indebtedness that encumbers our owned off-campus properties, excluding unamortized debt premiums and discounts, as of March 31, 2006:

Asset	Original Date	Interest Rate	Maturity Date		Balance as of March 31, 2006
University Village at Boulder Creek	12/01/2002	5.71%	Nov 2012		$ 16,242
River Club Apartments	07/28/2000	8.18%	Aug 2010		18,288
River Walk Townhomes	08/31/1999	8.00%	Sep 2009		7,569
Village at Alafaya Club	07/11/2000	8.16%	Aug 2010	(1)	20,204
Village at Blacksburg	12/15/2000	7.50%	Jan 2011		21,038
Commons on Apache	05/14/1999	7.66%	Jun 2009		7,536
Callaway House	03/30/2001	7.10%	Apr 2011		19,417
University Club Tallahassee	11/01/2002	7.99%	Oct 2010		13,415
The Grove at University Club	04/01/2003	5.75%	Mar 2013		4,328
College Club Tallahassee	01/01/2003	6.74%	Dec 2011		8,781
University Club Gainesville	11/01/1999	7.88%	Nov 2009		8,402
City Parc at Fry Street	10/05/2004	5.96%	Sep 2014		11,614
The Estates	03/29/2005	5.13%	Jun 2015		38,365
Northgate Lakes	07/01/1999	7.00%	Jul 2009		11,302
Royal Oaks	07/01/1999	7.13%	Jul 2009		3,026
Royal Pavilion	07/01/1999	6.92%	Jul 2009		2,530
Royal Village Tallahassee	07/01/1999	6.83%	Jul 2009		3,403
Royal Village Gainesville	07/01/1999	6.87%	Jul 2009		6,197
Royal Lexington	07/01/1999	6.86%	Jul 2009		4,856
The Woods at Greenland	10/01/2002	5.69%	Oct 2012		6,209
Raider’s Crossing	12/01/2002	6.18%	Dec 2012		6,628
Entrada Real	11/01/2002	5.61%	Nov 2012		9,765
The Outpost - San Marcos	10/01/2003	5.74%	Oct 2013		13,742
The Outpost - San Antonio	10/01/2005	4.99%	Oct 2014		24,328
Raider’s Pass - Phase I	10/01/2002	5.91%	Oct 2012		15,793
Raider’s Pass - Phase II	10/01/2003	5.66%	Oct 2012		3,876
Aggie Station	10/01/2003	5.96%	Oct 2012		11,639
Callaway Villas (2)	07/08/2005	6.69%	Jul 2008		5,687
Total					$ 324,180

(1)
Represents the Anticipated Repayment Date, as defined in the loan agreement. If the loan is not repaid on the Anticipated Repayment Date, then certain monthly payments including excess cash flow, as defined, become due through the maturity date of August 2030.

(2)
We began making draws under this construction loan in January 2006. For each borrowing, we have the option of choosing Prime rate or one-, two-, three-, or six-month LIBOR plus 1.35%. The loan requires payments of interest only during the term of the loan and any accrued interest or outstanding borrowings become due on the maturity date.

The weighted average interest rate of such indebtedness was 6.53% as of March 31, 2006. Each of these mortgages is a non-recourse obligation subject to customary exceptions. Each of these mortgages has a 30 year amortization, and none are cross-defaulted or cross-collateralized to any other indebtedness. The loans generally may not be prepaid prior to maturity; in certain cases prepayment is allowed, subject to prepayment penalties.

On-Campus Participating Properties

Three of our on-campus participating properties are 100% financed with project-based taxable bonds, as listed below. Under the terms of these financings, one of our special purpose subsidiaries publicly issued three series of taxable bonds and loaned the proceeds to three special purpose subsidiaries that each hold a separate leasehold interest. Although a default in payment by these special purpose subsidiaries could result in a default under one or more series of bonds, the indebtedness of any of these special purpose subsidiaries is not cross-defaulted or cross-collateralized with indebtedness of the Company, the Operating Partnership or other special purpose subsidiaries. Repayment of principal and interest on these bonds is insured by MBIA, Inc. The loans encumbering the leasehold interests are non-recourse, subject to customary exceptions.

The following table sets forth certain information concerning these bond financings:

Asset	Original Date	Original Term	Maturity Date	Balance as of March 31, 2006
University Village-PVAMU (1)	Sep 1999	24 years	Sep 2023	$30,070
University College-PVAMU (Phase I) (2)	May 2001	22 years	Aug 2025	19,410
University College-PVAMU (Phase II) (2)	Jul 2003	25 years	Aug 2028	4,135
University Village-TAMIU (1)	Sep 1999	24 years	Sep 2023	4,600
Total				$58,215

(1)	Part of combined bond issuance. Separate loan agreements are not cross-collateralized or cross-defaulted

(2)	Multiple financings of single facility.

Cullen Oaks Phase I is currently encumbered by a mortgage loan originated in September 2000 in the original principal amount of approximately $17.7 million. The loan bears interest at the Prime rate, or LIBOR plus 1.9%, at our election with principal amortizing on a 30 year schedule. We have in place an interest rate swap agreement which effectively caps the interest on the outstanding balance as of March 31, 2006 of approximately $16.7 million at 5.5%. The loan matures in November 2008. Pursuant to the Leases, in the event the leasehold estate does not achieve Financial Break Even (defined as revenues less operating expenses, excluding management fees, less debt service), the applicable Lessor would be required to make a rental payment, also known as the Contingent Payment, sufficient to achieve Financial Break Even. The Contingent Payment provision remains in effect until such time as any financing placed on the facilities would receive an investment grade rating without the Contingent Payment provision. In the event that the Lessor is required to make a Contingent Payment, future net cash flow distributions would be first applied to repay such Contingent Payments and then to unpaid management fees prior to normal distributions Pursuant to the leases, in the event the leasehold estates do not. In turn, we have guaranteed payment of this property’s indebtedness. In addition, the construction of Cullen Oaks Phase II, which was completed in August 2005, was financed by a construction loan. The balance on this construction loan as of March 31, 2006 was approximately $16.4 million, bearing interest at a weighted average rate of 6.67%. The total availability under this construction loan is $17.0 million and the loan requires payments of interest only through June 2006, at which time we have the option to extend the maturity date to November 2008 and convert the loan to a 30-year amortization basis.

The weighted average interest rate of the indebtedness encumbering our on-campus participating properties was 6.94% at March 31, 2006.

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

We compute FFO in accordance with standards established by the Board of Governors of NAREIT in its March 1995 White Paper (as amended in November 1999 and April 2002), which may differ from the methodology for calculating FFO utilized by other equity REITs and, accordingly, may not be comparable to such other REITs. Further, FFO does not represent amounts available for management’s discretionary use because of needed capital replacement or expansion, debt service obligations or other commitments and uncertainties. FFO should not be considered as an alternative to net income (loss) (computed in accordance with GAAP) as an indicator of our financial performance or to cash flow from operating activities (computed in accordance with GAAP) as an indicator of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to pay dividends or make distributions.

The following table presents a reconciliation of our FFO to our net income:

	Three Months Ended March 31,
	2006	2005
Net income	$3,664	$8,192
Minority interests	128	87
Gain from disposition of real estate	-	(5,883)
Real estate related depreciation and amortization:
Total depreciation and amortization	5,275	3,424
Furniture, fixtures, and equipment depreciation	(120)	(98)
Funds from operations	$8,947	$5,722

FFO per share - diluted	$0.49	$0.45

Weighted average common shares outstanding - diluted	18,176,189	12,769,939

While our on-campus participating properties contributed $6.0 million and $5.5 to our revenues for the three months ended March 31, 2006 and 2005, respectively, under our participating ground leases, we and the participating university systems each receive 50% of the properties’ net cash available for distribution after payment of operating expenses, debt service (which includes significant amounts towards repayment of principal) and capital expenditures. A substantial portion of our revenues attributable to these properties is reflective of cash that is required to be used for capital expenditures and for the amortization of applicable property indebtedness. These amounts do not increase our economic interest in these properties or otherwise benefit us since our interest in the properties terminates upon the repayment of the applicable property indebtedness.

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

Funds From Operations—Modified for Operational Performance of On-Campus Participating Properties:

	Three Months Ended March 31,
	2006	2005
Funds from operations	$8,947	$5,722
Elimination of operations of on-campus participating properties:
Net income from on-campus participating properties	(1,355)	(1,310)
Amortization of investment in on-campus participating properties	(1,032)	(879)
	6,560	3,533
Modifications to reflect operational performance of on-campus participating properties:
Our share of net cash flow (1)	192	212
Management fees	278	263
On-campus participating properties development fees (2)	-	230
Impact of on-campus participating properties	470	705
Funds from operations - modified for operational performance of on-campus participating properties (“FFOM”)	$7,030	$4,238

FFOM per share - diluted	$0.39	$0.33

Weighted average common shares outstanding - diluted	18,176,189	12,769,939

(1)
50% of the properties’ net cash available for distribution after payment of operating expenses, debt service (including repayment of principal) and capital expenditures. Represents amounts accrued for the interim periods.

(2)
Development and construction management fees, including construction savings earned under the general construction contract, related to the Cullen Oaks Phase II on-campus participating property, which was completed in August 2005.

This narrower measure of performance measures our profitability for these properties in a manner that is similar to the measure of our profitability from our services business where we similarly incur no initial or ongoing capital investment in a property and derive only consequential benefits from capital expenditures and debt amortization. We believe, however, that this narrower measure of performance is inappropriate in traditional real estate ownership structures where debt amortization and capital expenditures enhance the property owner’s long-term profitability from its investment.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss from adverse changes in market prices and interest rates. Our future earnings and cash flows are dependent upon prevailing market rates. Accordingly, we manage our market risk by matching projected cash inflows from operating, investing and financing activities with projected cash outflows for debt service, acquisitions, capital expenditures, distributions to stockholders and unitholders, and other cash requirements. The majority of our outstanding debt has fixed interest rates, which minimizes the risk of fluctuating interest rates. Our exposure to market risk includes interest rate fluctuations in connection with our revolving credit facility and variable rate construction loans and our ability to incur more debt without stockholder approval, thereby increasing our debt service obligations, which could adversely affect our cash flows.  No material changes have occurred in relation to market risk since our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

PART II.   OTHER INFORMATION

Item 6. Exhibits

Exhibit Number	Description of Document
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	May 10, 2006

AMERICAN CAMPUS COMMUNITIES, INC.

By:	/s/ William C. Bayless, Jr.

William C. Bayless, Jr. President and Chief Executive Officer

By:	/s/ Brian B. Nickel

Brian B. Nickel Executive Vice President, Chief Financial Officer and Secretary

By:	/s/ Jonathan A. Graf

Jonathan A. Graf Senior Vice President, Chief Accounting Officer and Treasurer