Form 10-Q
period 2006-06-30
AMERICAN CAMPUS COMMUNITIES INC
filed 2006-08-09
CIK 1283630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006.

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period From ______________________ to _________________________.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, orJ a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated Filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

There were 17,207,573 shares of American Campus Communities, Inc.'s common stock with a par value of $0.01 per share outstanding as of the close of business on August 3, 2006.

FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2006

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30, 2006	December 31, 2005
	(Unaudited)
Assets

Investments in real estate:
Owned off-campus properties, net	$696,439	$417,098
On-campus participating properties, net	78,445	80,370
Investments in real estate, net	774,884	497,468

Cash and cash equivalents	9,482	24,641
Restricted cash	13,336	9,502
Student contracts receivable, net	1,708	2,610
Other assets	23,127	16,641

Total assets	$822,537	$550,862

Liabilities and stockholders’ equity

Liabilities:
Secured debt	$429,792	$291,646
Unsecured revolving credit facility	81,200	—
Accounts payable and accrued expenses	13,631	7,983
Other liabilities	29,797	25,155
Total liabilities	554,420	324,784

Minority interests	34,085	2,851

Commitments and contingencies (Note 11)

Stockholders’ equity:
Common shares, $.01 par value, 800,000,000 shares authorized, 17,207,573 and 17,190,00 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	172	172
Additional paid in capital	254,103	233,388
Accumulated earnings and distributions	(20,914)	(10,817)
Accumulated other comprehensive income	671	484
Total stockholders’ equity	234,032	223,227

Total liabilities and stockholders’ equity	$822,537	$550,862

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues:
Owned off-campus properties	$23,608	$14,764	$43,095	$27,253
On-campus participating properties	3,497	3,133	9,479	8,626
Third party development services	1,060	1,294	2,662	1,903
Third party development services - on-campus participating properties	36	38	72	74
Third party management services	691	562	1,353	1,272
Resident services	345	216	665	420
Total revenues	29,237	20,007	57,326	39,548

Operating expenses:
Owned off-campus properties	11,245	6,873	19,394	12,009
On-campus participating properties	2,255	1,986	4,205	3,861
Third party development and management services	1,426	1,573	3,064	3,037
General and administrative	1,824	1,925	3,411	3,289
Depreciation and amortization	7,178	4,450	12,453	7,874
Ground/facility leases	246	240	438	452
Total operating expenses	24,174	17,047	42,965	30,522

Operating income	5,063	2,960	14,361	9,026

Nonoperating income and (expenses):
Interest income	144	44	329	102
Interest expense	(7,066)	(4,634)	(12,402)	(8,442)
Amortization of deferred financing costs	(389)	(276)	(744)	(522)
Other nonoperating income	—	—	—	430
Total nonoperating expenses	(7,311)	(4,866)	(12,817)	(8,432)

(Loss) income before income taxes, minority interests, and discontinued operations	(2,248)	(1,906)	1,544	594
Income tax benefit	—	102	—	—
Minority interests	181	12	53	(75)
(Loss) income from continuing operations	(2,067)	(1,792)	1,597	519

Discontinued operations:
Loss attributable to discontinued operations	—	—	—	(2)
Gain from disposition of real estate	—	—	—	5,883
Total discontinued operations	—	—	—	5,881
Net (loss) income	$(2,067)	$(1,792)	$1,597	$6,400

(Loss) income per share - basic:
(Loss) income from continuing operations per share	$(0.12)	$(0.14)	$0.09	$0.04
Net (loss) income per share	$(0.12)	$(0.14)	$0.09	$0.51
(Loss) income per share - diluted:
(Loss) income from continuing operations per share	$(0.12)	$(0.14)	$0.08	$0.05
Net (loss) income per share	$(0.12)	$(0.14)	$0.08	$0.51

Weighted average common shares outstanding:
Basic	17,221,896	12,626,118	17,215,870	12,624,142
Diluted	19,542,559	12,747,118	18,914,672	12,785,413

Distributions declared per common share	$0.3375	$0.3375	$0.675	$0.675

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)

	Six Months Ended June 30,
	2006	2005
Net income	$1,597	$6,400
Other comprehensive income:
Change in fair value of interest rate swap	187	108
Net comprehensive income	$1,784	$6,508

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended June 30,
	2006	2005
Operating activities
Net income	$1,597	$6,400
Adjustments to reconcile net income to net cash provided by operating activities:
Gain from disposition of real estate	—	(5,883)
Minority interests share of (loss) income	(53)	75
Depreciation and amortization	12,453	7,874
Amortization of deferred financing costs and debt premiums/discounts	128	208
Share-based compensation	420	246
Changes in operating assets and liabilities:
Restricted cash	(1,938)	(3,084)
Student contracts receivable, net	902	1,105
Other assets	(5,147)	(2,148)
Accounts payable and accrued expenses	4,191	948
Other liabilities	(1,158)	119
Net cash provided by operating activities	11,395	5,860
Investing activities
Net proceeds from disposition of real estate	—	28,023
Cash paid for property acquisitions	(69,241)	(72,763)
Investments in owned off-campus properties	(39,949)	(25,321)
Investments in on-campus participating properties	(120)	(10,950)
Purchase of corporate furniture, fixtures and equipment	(363)	(359)
Net cash used in investing activities	(109,673)	(81,370)
Financing activities
Proceeds from revolving credit facility, net of paydowns	81,200	38,425
Proceeds from construction loans	14,492	8,277
Proceeds from bridge/mortgage loan	—	38,800
Principal payments on debt	(2,321)	(1,061)
Change in construction accounts payable	3,140	2,597
Offering and debt issuance and assumption costs	(1,227)	(1,404)
Distributions to common and restricted stockholders	(11,682)	(8,557)
Distributions to Predecessor owners	—	(1,671)
Distributions to minority partners	(483)	(82)
Net cash provided by financing activities	83,119	75,324
Net change in cash and cash equivalents	(15,159)	(186)
Cash and cash equivalents at beginning of period	24,641	4,050
Cash and cash equivalents at end of period	$9,482	$3,864
Supplemental disclosure of non-cash investing and financing activities
Loans assumed in connection with property acquisitions	$(123,649)	$(47,169)
Issuance of Common Units in connection with property acquisitions	$(49,096)	$—
Issuance of Preferred Units in connection with property acquisitions	$(3,075)	$—
Change in fair value of derivative instruments, net	$187	$108
Supplemental disclosure of cash flow information
Interest paid	$12,364	$8,664

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

As of June 30, 2006, the Company’s property portfolio contained 38 student housing properties with approximately 22,900 beds and approximately 7,400 apartment units, consisting of 34 owned off-campus properties that are in close proximity to colleges and universities and four on-campus participating properties operated under ground/facility leases with the related university systems. These communities contain modern housing units, offer resort-style amenities and are supported by a resident assistant system and other student-oriented programming.

Through the TRS, the Company also provides construction management and development services for student housing properties owned by colleges and universities, charitable foundations, and others. As of June 30, 2006, the Company provided third party management and leasing services for 19 student housing properties (12 of which the Company served as the third party developer and construction manager) that represented approximately 11,700 beds in approximately 4,400 units. Third party management and leasing services are typically provided pursuant to multi-year management contracts that have initial terms that range from one to five years. As of June 30, 2006, the Company’s total owned and managed portfolio included 57 properties with approximately 34,600 beds in approximately 11,800 units.

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

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of adopting FIN 48 on the consolidated financial statements.

Interim Financial Statements

The accompanying interim financial statements are unaudited, but have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. Because of the seasonal nature of the Company’s operations, the results of operations and cash flows for any interim period are not necessarily indicative of results for other interim periods or for the full year. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

The cost of buildings and improvements includes the purchase price of the property, including legal fees and acquisition costs. Project costs directly associated with the development and construction of an owned real estate project, which include interest, property taxes, and amortization of deferred finance costs, are capitalized as construction in progress. Upon completion of the project, costs are transferred into the applicable asset category and depreciation commences. Interest totaling approximately $0.7 million and $0.5 million was capitalized during the three months ended June 30, 2006 and 2005, respectively, and $1.1 million and $0.8 million was capitalized during the six months ended June 30, 2006 and 2005, respectively. Amortization of deferred financing costs totaling approximately $31,000 and $32,000 was capitalized during the three months ended June 30, 2006 and 2005, respectively, and approximately $0.1 million was capitalized during both the six months ended June 30, 2006 and 2005.

Management assesses whether there has been an impairment in the value of the Company’s investments in real estate whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment is recognized when estimated expected future cash flows (undiscounted and before interest charges) are less than the carrying value of the property. The estimation of expected future net cash flows is inherently uncertain and relies on assumptions regarding current and future economics and market conditions. If such conditions change, then an adjustment to the carrying value of the Company’s long-lived assets could occur in the future period in which the conditions change. To the extent that a property is impaired, the excess of the carrying amount of the property over its estimated fair value is charged to earnings. The Company believes that there were no impairments of the carrying values of its investments in real estate as of June 30, 2006.

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

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intangible Assets

In connection with property acquisitions completed during the six months ended June 30, 2006 and 2005, the Company capitalized approximately $2.3 million and $1.1 million, respectively, related to management’s estimate of the fair value of the in-place leases assumed. These intangible assets are amortized on a straight-line basis over a term of approximately six months, which represents the average remaining term of the underlying leases. The amortization is included in depreciation expense in the accompanying consolidated statements of operations. See Note 3 for a detailed discussion of the property acquisitions completed during the six months ended June 30, 2006.

Debt Premiums and Discounts

Debt premiums and discounts represent fair value adjustments to account for the difference between the stated rates and market rates of debt assumed in connection with the Company’s property acquisitions. The debt premiums and discounts are amortized to interest expense over the term of the related loans using the effective-interest method. As of June 30, 2006 and December 31, 2005, unamortized debt premiums were $7.2 million and $4.4 million, respectively, net of unamortized debt discounts of $0.5 million and $-0-, respectively. Debt premiums and discounts are included in secured debt on the accompanying consolidated balance sheets.

Third Party Development Services Costs

Costs associated with the pursuit of development and construction management contracts are expensed as incurred, until such time that management believes it is probable the contract will be executed. To the extent such costs will be reimbursed from a third party, those costs are deferred and included in other assets on the accompanying consolidated balance sheets. If the costs will not be reimbursed, they are deferred and recognized in relation to the revenues earned on executed contracts. Management evaluates the status of awarded projects on a periodic basis and expenses any deferred costs related to projects whose current status indicates the costs may not provide future value to the Company in the form of revenues. Such write-offs are included in third party development and management services expenses on the accompanying consolidated statements of operations. As of June 30, 2006, the Company has deferred approximately $3.5 million in pre-development costs related to awarded projects that have not yet commenced construction. Such costs are included in other assets in the accompanying consolidated balance sheets.

Stock-Based Compensation

The Company accounts for equity based awards in accordance with SFAS No. 123 (R), Share-Based Payment. Accordingly, the Company has recognized compensation expense related to certain restricted stock grants (see Note 9) over the underlying vesting periods, which amounted to approximately $0.3 million and $0.2 million during the three months ended June 30, 2006 and 2005, respectively, and $0.4 million and $0.3 million during the six months ended June 30, 2006 and 2005, respectively.

Income Taxes

The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”). To continue to qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its adjusted taxable income to its stockholders. As a REIT, the Company is generally not subject to corporate level federal income tax on taxable income it currently distributes to its stockholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for the subsequent four taxable years. Even though the Company qualifies for taxation as a REIT, the Company could be subject to certain state and local income and excise taxes on its income and property, and to federal income and excise taxes on its undistributed income.

The TRS manages the Company’s non-REIT activities and is subject to federal, state and local income taxes.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Nonoperating Income

Other nonoperating income of approximately $0.4 million for the six months ended June 30, 2005 consists of a gain recognized related to insurance proceeds received for a fire that occurred at one of the Company’s owned off-campus properties in 2003.

Income Per Share

Basic income per share is computed using net income and the weighted average number of shares of the Company’s common stock outstanding during the period, including restricted stock units (“RSUs”) issued to outside directors. RSUs are included in both basic and diluted weighted average common shares outstanding because they were fully vested on the date of grant and all conditions required in order for the recipients to earn the RSUs have been satisfied. Diluted income per share reflects weighted average common shares issuable from the assumed conversion of unvested restricted stock awards (“RSAs”) granted to employees and common and preferred units of limited partnership interest in the Operating Partnership (“Common Units” and “Series A Preferred Units,” respectively). See Note 7 for a discussion of Common Units and Series A Preferred Units and Note 9 for a discussion of RSAs.

The following is a summary of the elements used in calculating basic and diluted income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Basic net (loss) income per share calculation:
(Loss) income from continuing operations	$(2,067)	$(1,792)	$1,597	$519
Discontinued operations	—	—	—	5,881
Net (loss) income	$(2,067)	$(1,792)	$1,597	$6,400

(Loss) income from continuing operations - per share	$(0.12)	$(0.14)	$0.09	$0.04
Income from discontinued operations - per share	$—	$—	$—	$0.47
Net (loss) income - per share	$(0.12)	$(0.14)	$0.09	$0.51

Basic weighted average common shares outstanding	17,221,896	12,626,118	17,215,870	12,624,142

Diluted net (loss) income per share calculation:
(Loss) income from continuing operations	$(2,067)	$(1,792)	$1,597	$519
Series A Preferred Unit distributions	46	—	61	—
(Loss) income allocated to Common Units	(266)	(12)	(189)	75
(Loss) income from continuing operations, as adjusted	(2,287)	(1,804)	1,469	594
Discontinued operations	—	—	—	5,881
Net (loss) income, as adjusted	$(2,287)	$(1,804)	$1,469	$6,475

(Loss) income from continuing operations - per share	$(0.12)	$(0.14)	$0.08	$0.05
Income from discontinued operations - per share	$—	$—	$—	$0.46
Net (loss) income - per share	$(0.12)	$(0.14)	$0.08	$0.51

Basic weighted average common shares outstanding	17,221,896	12,626,118	17,215,870	12,624,142
Common Units	2,205,699	121,000	1,525,930	121,000
Series A Preferred Units	114,964	—	77,490	—
Restricted stock awards (1)	—	—	95,382	40,271
Diluted weighted average common shares outstanding	19,542,559	12,747,118	18,914,672	12,785,413

(1)
Weighted average restricted stock awards are excluded from diluted weighted average common shares outstanding for three months ended June 30, 2006 and 2005 because they would be anti-dilutive due to the Company’s loss position for both periods.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.   Property Acquisitions

On March 1, 2006, the Company completed the acquisition of a portfolio of 13 student housing properties (the “Royal Portfolio”) pursuant to a contribution and sale agreement with contributors affiliated with Royal Properties for a contribution value of $244.3 million, which was paid as follows: (i) the issuance to certain partners of the contributors of approximately 2.1 million Common Units valued at $23.50 per unit and approximately 0.1 million Series A Preferred Units valued at $26.75 per unit (See Note 7); (ii) the assumption of $123.6 million of fixed-rate mortgage debt (see Note 8); and (iii) the remainder in cash and promissory notes. As of June 30, 2006, the Company has incurred an additional $4.9 million in closing costs and other external acquisition costs related to this acquisition.

The Company retained approximately $6.9 million of the contribution value, which will be utilized to satisfy indemnification obligations that may arise during a one-year survival period, with any remaining amounts to be paid to the contributors upon expiration of such one-year survival period. The retained amount is composed of Common Units, Series A Preferred Units, cash, and secured promissory notes of approximately $1.9 million, payable on February 28, 2007 together with accrued interest at 4.39% per annum.

The Royal Portfolio consists of five properties in Florida, four properties in Texas, two properties in Tennessee, and one property each in Arizona and Kentucky. The 13 properties contain approximately 1,800 units and approximately 5,700 beds.

The acquired properties’ results of operations have been included in the accompanying consolidated statements of operations since the acquisition date. The following pro forma information for the three and six months ended June 30, 2006 and 2005 presents consolidated information for the Company as if the property acquisitions discussed above, the 2005 acquisitions and the July 2005 equity offering had occurred at the beginning of the earliest period presented. The unaudited pro forma information is provided for informational purposes only and is not indicative of results that would have occurred or which may occur in the future:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Total revenues	$29,237	$25,997	$62,435	$54,695
Net (loss) income	$(949)	$(3,039)	$2,693	$3,534
Net (loss) income per share - basic	$(0.06)	$(0.18)	$0.16	$0.21
Net (loss) income per share - diluted	$(0.05)	$(0.16)	$0.14	$0.18

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

The related net loss for the aforementioned property is reflected in the accompanying consolidated statements of operations for the six months ended June 30, 2005, as discontinued operations in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Total revenues and operating expenses of $29,000 and $31,000, respectively, resulted in a net loss of $2,000 through the property’s disposition date.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Investments in Owned Off-Campus Properties

Owned off-campus properties consisted of the following:

	June 30, 2006	December 31, 2005
Land	$80,777	$52,018
Buildings and improvements	577,456	361,938
Furniture, fixtures and equipment	23,389	18,115
Construction in progress	57,196	18,962
	738,818	451,033
Less accumulated depreciation	(42,379)	(33,935)
Owned off-campus properties, net	$696,439	$417,098

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

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On-campus participating properties are as follows:

			Historical Cost
Lessor/University	Lease Commencement	Required Debt Repayment (1)	June 30, 2006	December 31, 2005
Texas A&M University System / Prairie View A&M University (2)	2/1/96	9/1/23	$38,139	$38,037
Texas A&M University System / Texas A&M International	2/1/96	9/1/23	5,930	5,920
Texas A&M University System / Prairie View A&M University (3)	10/1/99	8/31/25 / 8/31/28	23,824	23,777
University of Houston System / University of Houston (4)	9/27/00	8/31/35	34,564	34,603
			102,457	102,337
Less accumulated amortization			(24,012)	(21,967)
On-campus participating properties, net			$78,445	$80,370

(1)	Represents the effective lease termination date. The Leases terminate upon the earlier to occur of the final repayment of the related debt or the end of the contractual lease term.

(2)	Consists of three phases placed in service between 1996 and 1998.

(3)	Consists of two phases placed in service in 2000 and 2003.

(4)	Consists of two phases placed in service in 2001 and 2005.

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

Equity interests in the Operating Partnership not owned by the Company are held in the form of Common Units and Series A Preferred Units. On March 1, 2006, approximately 2.1 million Common Units valued at $23.50 per unit and approximately 0.1 million Series A Preferred Units valued at $26.75 per unit were issued to individuals and entities affiliated with Royal Properties in connection with the acquisition of the Royal Portfolio (see Note 3). Such Common Units and Series A Preferred Units are exchangeable on or after March 1, 2007 into an equal number of shares of the Company’s common stock, or, at the Company’s election, cash. A Common Unit and a share of the Company’s common stock have essentially the same economic characteristics, as they effectively participate equally in the net income and distributions of the Operating Partnership. Series A Preferred Units have a cumulative preferential per annum cash distribution rate of 5.99%, payable quarterly concurrently with the payment of dividends on the Company’s common stock.

Income or loss allocated to minority interests on the Company’s consolidated statements of operations includes the Series A Preferred Unit distributions as well as the pro rata share of the Operating Partnership’s net income or loss allocated to Common Units. The Common Unitholders’ minority interest in the Operating Partnership is reported at an amount equal to their ownership percentage of the net equity of the Operating Partnership at the end of each reporting period. As of June 30, 2006, approximately 12% of the equity interests of the Operating Partnership was held by persons affiliated with Royal Properties and certain current and former members of management (collectively, “Common Unitholders”) in the form of Common Units and Series A Preferred Units. As of December 31, 2005, approximately 0.7% of the equity interests of the Operating Partnership was held by certain current and former members of management in the form of Common Units.

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

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.   Debt

A summary of the Company’s outstanding consolidated indebtedness, including unamortized debt premiums and discounts, is as follows:

	June 30, 2006	December 31, 2005
Debt secured by owned off-campus properties:
Mortgage loans payable	$317,335	$195,871
Construction loan payable	13,861	—
	331,196	195,871
Debt secured by on-campus participating properties:
Mortgage loans payable	16,650	16,786
Construction loan payable	17,042	16,411
Bonds payable	58,215	58,215
	91,907	91,412
Revolving credit facility	81,200	—
Unamortized debt premiums, net of discounts	6,689	4,363
Total debt	$510,992	$291,646

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

Availability under the revolving credit facility is limited to an "aggregate borrowing base amount" equal to the lesser of (i) 65% of the value of certain properties, calculated as set forth in the credit facility, and (ii) the adjusted net operating income from these properties divided by a formula amount. The facility bears interest at a variable rate, at the Company’s option, based upon a base rate or one-, two-, three-, or six-month LIBOR plus, in each case, a spread based upon the Company’s total leverage. Additionally, the Company is required to pay an unused commitment fee ranging from 0.15% to 0.20% per annum, depending on the aggregate unused balance. As of June 30, 2006, the balance outstanding on the revolving credit facility totaled $81.2 million, bearing interest at a weighted average rate of 6.83%, with remaining availability under the facility (subject to certain financial covenants) totaling approximately $17.6 million.

The terms of the facility include certain restrictions and covenants, which limit, among other items, the incurrence of additional indebtedness, liens, and the disposition of assets. The facility contains customary affirmative and negative covenants and also contains financial covenants that, among other things, require the Company to maintain certain minimum ratios of "EBITDA" (earnings before interest, taxes, depreciation and amortization) to interest expense and fixed charges. Before June 30, 2006, the Company was not permitted to pay distributions that exceeded 100% of funds from operations for any four consecutive quarters. After June 30, 2006, the Company may not pay distributions that exceed 95% of funds from operations for any four consecutive quarters. The financial covenants also include consolidated net worth and leverage ratio tests. As of June 30, 2006, the Company was in compliance with all such covenants.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.    Incentive Award Plan

The Company has adopted the 2004 Incentive Award Plan (the “Plan”). The Plan provides for the grant to selected employees and directors of the Company and the Company’s affiliates of stock options, RSUs, RSAs, and other stock-based incentive awards. The Company has reserved a total of 1,210,000 shares of the Company’s common stock for issuance pursuant to the Plan, subject to certain adjustments for changes in the Company’s capital structure, as defined in the Plan. As of June 30, 2006, the Company has issued 623,624 awards under the Plan. A summary of the Company’s stock-based incentive awards under the Plan as of June 30, 2006 and changes during the six months ended June 30, 2006, is presented below:

	Common Units	Restricted Stock Units (RSUs)	Restricted Stock Awards (RSAs)	Outperformance Bonus Plan	Total
Outstanding at December 31, 2005	121,000	14,375	45,868	367,682	548,925
Granted (1) (2)	—	6,180	69,966	—	76,146
Vested	—	—	(12,194)	—	(12,194)
Forfeited	—	—	(1,447)	—	(1,447)
Converted to common shares	(8,000)	—	—	—	(8,000)
Outstanding at June 30, 2006	113,000	20,555	102,193	367,682	603,430
Vested at June 30, 2006	113,000	20,555	12,194	—	145,749

(1)
In May 2006, certain outside members of the Board of Directors were each granted RSUs valued at $25,000, with the number of RSUs determined based on the fair market value of the Company’s stock on the date of grant, as defined in the Plan. All awards vested immediately on the date of grant; accordingly, a compensation charge of approximately $0.2 million was recorded during the three months ended June 30, 2006 related to these awards.

(2)
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

10.  Interest Rate Hedges

In connection with the December 2003 extension of a construction note payable for Cullen Oaks, an on-campus participating property, the Company’s predecessor entered into an interest rate swap on November 19, 2003 (effective December 15, 2003 through November 15, 2008) that was designated to hedge its exposure to fluctuations on interest payments attributed to changes in interest rates associated with payments on its advancing construction note payable. Under the terms of the interest rate swap agreement, the Company pays a fixed rate of 5.5% and receives a floating rate of LIBOR plus 1.9%. The interest rate swap had an estimated fair value of approximately $0.7 million and $0.5 million at June 30, 2006 and December 31, 2005, respectively, and is reflected in other assets in the accompanying consolidated balance sheets.

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

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On one completed project, the Company has guaranteed losses up to $3.0 million in excess of the development fee if the loss is due to any failure of the Company to maintain, or cause its professionals to maintain, required insurance for a period of five years after completion of the project (August 2009).

The Company’s estimated maximum exposure amount under the above guarantees is approximately $9.2 million.

At June 30, 2006, management does not anticipate any material deviations from schedule or budget related to third party development projects currently in progress.  The Company has estimated the fair value of guarantees entered into or modified after December 31, 2002, the effective date of FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, to be immaterial.

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

Contract to Acquire Development Property: The Company is under contract to acquire a $24.8 million development property in Waco, Texas. The closing of this transaction is dependent upon completion of construction and lease-up and the achievement of certain occupancy levels and rental rates. There can be no assurance that such conditions will be satisfied or that this acquisition will be consummated. If the Company were to acquire the property, the transaction would be consummated in the third quarter of 2006.

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

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Owned Off-Campus Properties
Rental revenues	$23,953	$14,980	$43,760	$27,673
Interest income	32	17	48	50
Total revenues from external customers	23,985	14,997	43,808	27,723
Operating expenses before depreciation and amortization	11,145	6,747	19,159	11,812
Interest expense	4,900	3,263	8,675	5,719
Insurance gain	—	—	—	430
Operating income before depreciation and amortization, minority interests and allocation of corporate overhead	$7,940	$4,987	$15,974	$10,622
Depreciation and amortization	$6,031	$3,472	$10,154	$5,927
Capital expenditures	$25,265	$14,349	$39,949	$25,321
Total segment assets at June 30,	$719,754	$410,229	$719,754	$410,229

On-Campus Participating Properties
Rental revenues	$3,497	$3,133	$9,479	$8,626
Interest income	88	27	152	52
Total revenues from external customers	3,585	3,160	9,631	8,678
Operating expenses before depreciation, amortization, and ground/facility leases	2,113	1,835	3,891	3,504
Ground/facility leases	246	240	438	452
Interest expense	1,613	1,353	3,200	2,700
Operating (loss) income before depreciation and amortization, minority interests and allocation of corporate overhead	$(387)	$(268)	$2,102	$2,022
Depreciation and amortization	$1,012	$882	$2,045	$1,762
Capital expenditures	$71	$7,895	$120	$10,950
Total segment assets at June 30,	$91,324	$89,053	$91,324	$89,053

Development Services
Development and construction management fees from external customers	$1,096	$1,332	$2,734	$1,977
Intersegment revenues	—	66	—	158
Total revenues	1,096	1,398	2,734	2,135
Operating expenses	1,158	960	2,468	1,872
Operating (loss) income before depreciation and amortization, minority interests and allocation of corporate overhead	$(62)	$438	$266	$263
Total segment assets at June 30,	$5,406	$1,554	$5,406	$1,554

Property Management Services
Property management fees from external customers	$691	$562	$1,353	$1,272
Intersegment revenues	838	595	1,673	1,252
Total revenues	1,529	1,157	3,026	2,524
Operating expenses	624	448	1,264	866
Operating income before depreciation and amortization, minority interests and allocation of corporate overhead	$905	$709	$1,762	$1,658
Total segment assets at June 30,	$1,278	$1,563	$1,278	$1,563

Reconciliations
Total segment revenues	$30,195	$20,712	$59,199	$41,060
Unallocated interest income earned on corporate cash	24	—	129	—
Elimination of intersegment revenues	(838)	(661)	(1,673)	(1,410)
Total consolidated revenues, including interest income	$29,381	$20,051	$57,655	$39,650
Segment operating income before depreciation, amortization, minority interests and allocation of corporate overhead	$8,396	$5,866	$20,104	$14,565
Depreciation and amortization, including amortization of deferred financing costs	7,567	4,726	13,197	8,396
Net unallocated expenses relating to corporate overhead	3,077	3,046	5,363	5,575
Income tax benefit	—	102	—	—
Minority interests	181	12	53	(75)
(Loss) income from continuing operations	$(2,067)	$(1,792)	$1,597	$519
Total segment assets	$817,762	$502,399	$817,762	$502,399
Unallocated corporate assets	4,775	4,857	4,775	4,857
Total assets	$822,537	$507,256	$822,537	$507,256

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

As of June 30, 2006, our property portfolio contained 38 student housing properties with approximately 22,900 beds and approximately 7,400 apartment units, consisting of 34 owned off-campus properties that are in close proximity to colleges and universities and four on-campus participating properties operated under ground/facility leases with the related university systems. These communities contain modern housing units, offer resort-style amenities and are supported by a resident assistant system and other student-oriented programming.

Through the TRS, we also provide construction management and development services for student housing properties owned by colleges and universities, charitable foundations, and others. As of June 30, 2006, we provided third party management and leasing services for 19 student housing properties (12 of which we served as the third party developer and construction manager) that represented approximately 11,700 beds in approximately 4,400 units. Third party management and leasing services are typically provided pursuant to multi-year management contracts that have initial terms that range from one to five years. As of June 30, 2006, our total owned and managed portfolio included 57 properties with approximately 34,600 beds in approximately 11,800 units.

Our development and construction management services as of June 30, 2006 consisted of six projects under contract and currently in progress with fees ranging from $0.3 million to $3.5 million. As of June 30, 2006, fees of approximately $2.2 million remained to be earned by us with respect to these projects, which have scheduled completion dates of August 2006 through July 2008. In addition, as of June 30, 2006, we had been awarded four projects which have not yet commenced construction.

While we believe that our third party development/construction management and property management services allow us to develop strong and key relationships with colleges and universities, revenue from this area has over time become a smaller portion of our operations due to the continued focus on and growth of our owned property portfolio. Nevertheless, we believe these services continue to provide synergies with respect to our ability to identify, acquire or develop, and successfully operate, student housing properties.

Acquisitions

On March 1, 2006, we completed the acquisition of a portfolio of 13 student housing properties (the “Royal Portfolio”) pursuant to a contribution and sale agreement with contributors affiliated with Royal Properties for a contribution value of $244.3 million, which was paid as follows: (i) the issuance to certain partners of the contributors of approximately 2.1 million Common Units valued at $23.50 per unit and approximately 0.1 million Series A Preferred Units valued at $26.75 per unit; (ii) the assumption of $123.6 million of fixed-rate mortgage debt; and (iii) the remainder in cash and promissory notes. As of June 30, 2006, we have incurred an additional $4.9 million in closing costs and other external acquisition costs related to this acquisition.

We retained approximately $6.9 million of the contribution value, which will be utilized to satisfy indemnification obligations that may arise during a one-year survival period with any remaining amounts to be paid to the contributors upon expiration of such one-year survival period. The retained amount is composed of Common Units, Series A Preferred Units, cash, and secured promissory notes of approximately $1.9 million, payable on February 28, 2007 together with accrued interest at 4.39% per annum.

The Royal Portfolio consists of five properties in Florida, four properties in Texas, two properties in Tennessee, and one property each in Arizona and Kentucky. The 13 properties contain approximately 1,800 units and approximately 5,700 beds.

Owned Development Activities

Overview: As of June 30, 2006, we were in the process of constructing two owned off-campus properties. We estimate that the total development costs relating to these activities will be approximately $110.4 million. As of June 30, 2006, we have incurred development costs of approximately $61.9 million in connection with these properties, with the remaining development costs estimated at approximately $48.5 million. The activities are described below:

Village at Newark: As of June 30, 2006, our Village at Newark owned off-campus property was under construction with total development costs estimated to be approximately $72.9 million. The project is scheduled to complete construction in Summer 2007 and open for occupancy in Fall 2007 in connection with the commencement of the 2007/2008 academic year. As of June 30, 2006, the project was approximately 45% complete and we estimate that remaining development costs will be approximately $43.8 million. As of June 30, 2006, we have funded $25.1 million of the project’s development costs internally, with the remaining development costs to be funded through a construction loan.

Callaway Villas: As of June 30, 2006, our Callaway Villas owned off-campus property was under construction with total development costs estimated to be approximately $37.5 million. The project is scheduled to be completed in August 2006 in connection with the commencement of the 2006/2007 academic year. As of June 30, 2006, the project was approximately 91% complete, and we anticipate incurring remaining development costs of approximately $4.7 million, which will be funded through the construction loan.

Property Operations

As of June 30, 2006, our property portfolio consisted of the following:

PROPERTY	YEAR ACQUIRED / DEVELOPED (1)	LOCATION	PRIMARY UNIVERSITY SERVED	UNITS	BEDS

Owned off-campus properties:
1. Commons on Apache	1999	Tempe, AZ	Arizona State University Main Campus	111	444
2. The Village at Blacksburg	2000	Blacksburg, VA	Virginia Polytechnic Institute and State University	288	1,056
3. The Village on University	1999	Tempe, AZ	Arizona State University Main Campus	288	918
4. River Club Apartments	1999	Athens, GA	The University of Georgia-Athens	266	794
5. River Walk Townhomes	1999	Athens, GA	The University of Georgia-Athens	100	340
6. The Callaway House	2001	College Station, TX	Texas A&M University	173	538
7. The Village at Alafaya Club	2000	Orlando, FL	The University of Central Florida	228	840
8. The Village at Science Drive	2001	Orlando, FL	The University of Central Florida	192	732
9. University Village at Boulder Creek	2002	Boulder, CO	The University of Colorado at Boulder	82	309
10. University Village at Fresno	2004	Fresno, CA	California State University, Fresno	105	406
11. University Village at TU	2004	Philadelphia, PA	Temple University	220	749
12. University Club Tallahassee	2005	Tallahassee, FL	Florida State University	152	608
13. The Grove at University Club	2005	Tallahassee, FL	Florida State University	64	128
14. College Club Tallahassee	2005	Tallahassee, FL	Florida A&M University	96	384
15. The Greens at College Club	2005	Tallahassee, FL	Florida A&M University	40	160
16. University Club Gainesville	2005	Gainesville, FL	University of Florida	94	376
17. City Parc at Fry Street	2005	Denton, TX	University of North Texas	136	418
18. The Estates	2005	Gainesville, FL	University of Florida	396	1,044
19. University Village at Sweet Home (2)	2005	Amherst, NY	State University of New York - Buffalo	269	828
20. Entrada Real	2006	Tucson, AZ	University of Arizona	98	363
21. Royal Oaks	2006	Tallahassee, FL	Florida State University	82	224
22. Royal Pavilion	2006	Tallahassee, FL	Florida State University	60	204
23. Royal Village Tallahassee	2006	Tallahassee, FL	Florida State University	75	288
24. Royal Village Gainesville	2006	Gainesville, FL	University of Florida	118	448
25. Northgate Lakes	2006	Orlando, FL	The University of Central Florida	194	710
26. Royal Lexington	2006	Lexington, KY	University of Kentucky	94	364
27. The Woods at Greenland	2006	Murfreesboro, TN	Middle Tennessee State University	78	276
28. Raiders Crossing	2006	Murfreesboro, TN	Middle Tennessee State University	96	276
29. Raiders Pass	2006	Lubbock, TX	Texas Tech University	264	828
30. Aggie Station	2006	College Station, TX	Texas A&M University	156	450
31. The Outpost San Marcos	2006	San Marcos, TX	Texas State University - San Marcos	162	486
32. The Outpost San Antonio	2006	San Antonio, TX	University of Texas - San Antonio	276	828
33. Callaway Villas (3)	2006	College Station, TX	Texas A&M University	236	704
34. Village at Newark (4)	2007	Newark, NJ	Rutgers University, NJIT, Essex CCC	234	838
Total owned off-campus properties				5,523	18,359

PROPERTY	YEAR ACQUIRED / DEVELOPED (1)	LOCATION	PRIMARY UNIVERSITY SERVED	UNITS	BEDS

On-campus participating properties:
35. University Village—PVAMU	1996 / 97 / 98	Prairie View, TX	Prairie View A&M University	612	1,920
36. University College—PVAMU	2000 / 2003	Prairie View, TX	Prairie View A&M University	756	1,470
37. University Village—TAMIU	1997	Laredo, TX	Texas A&M International University	84	252
38. Cullen Oaks - Phase I and II	2001 / 2005	Houston, TX	The University of Houston	411	879
Total on-campus participating properties				1,863	4,521

Total - all properties				7,386	22,880

(1)	As of June 30, 2006, the average age of our operating properties was approximately 5.8 years.

(2)	Construction was completed and property commenced operations in August 2005.

(3)	Currently under development - scheduled to open for occupancy in August 2006.

(4)
Currently under development - scheduled to complete construction in Summer 2007 and open for occupancy in Fall 2007. In the second quarter of 2006, the project received Planning Board approval to increase the bed count from 812 to 838.

Results of Operations

Comparison of the Three Months Ended June 30, 2006 and June 30, 2005

The following table presents our results of operations for the three months ended June 30, 2006 and 2005, including the amount and percentage change in these results between the two periods:

	Three Months Ended June 30,
	2006	2005	Change ($)	Change (%)
Revenues:
Owned off-campus properties	$23,608	$14,764	$8,844	59.9%
On-campus participating properties	3,497	3,133	364	11.6%
Third party development services	1,096	1,332	(236)	(17.7%)
Third party management services	691	562	129	23.0%
Resident services	345	216	129	59.7%
Total revenues	29,237	20,007	9,230	46.1%

Operating Expenses:
Owned off-campus properties	11,245	6,873	4,372	63.6%
On-campus participating properties	2,255	1,986	269	13.5%
Third party development and management services	1,426	1,573	(147)	(9.3%)
General and administrative	1,824	1,925	(101)	(5.2%)
Depreciation and amortization	7,178	4,450	2,728	61.3%
Ground/facility leases	246	240	6	2.5%
Total operating expenses	24,174	17,047	7,127	41.8%

Operating income	5,063	2,960	2,103	71.0%

Nonoperating income and (expenses):
Interest income	144	44	100	227.3%
Interest expense	(7,066)	(4,634)	(2,432)	52.5%
Amortization of deferred financing costs	(389)	(276)	(113)	40.9%
Total nonoperating expenses	(7,311)	(4,866)	(2,445)	50.2%

Loss before income taxes and minority interests	(2,248)	(1,906)	(342)	17.9%
Income tax benefit	—	102	(102)	(100.0%)
Minority interests	181	12	169	1,408.3%
Net loss	$(2,067)	$(1,792)	$(275)	15.3%

Owned Off-Campus Properties Operations

Revenues from our owned off-campus properties for the three months ended June 30, 2006 compared with the same period in 2005 increased by $8.8 million primarily due to the acquisition of the Royal Portfolio on March 1, 2006 and the completion of construction and opening of University Village at Sweet Home in August 2005. Operating expenses increased approximately $4.4 million for the three months ended June 30, 2006 compared with the same period in 2005, primarily due to the same factors which affected the increase in revenues.

New Property Operations. On March 1, 2006, we acquired the Royal Portfolio, which consists of 13 properties containing 5,745 beds located in Florida, Texas, Tennessee, Arizona and Kentucky. In addition, in August 2005 we completed construction of and opened an 828-bed property serving the State University of New York - Buffalo. These new properties contributed $8.5 million of additional revenues and $4.4 million of additional operating expenses during the three months ended June 30, 2006 as compared to the three months ended June 30, 2005.

Same Store Property Operations (Excluding New Property Activity). We had 18 properties containing 10,244 beds which were operating during both the three months ended June 30, 2006 and 2005. These properties produced revenues of $15.5 million and $15.0 million during the three months ended June 30, 2006 and 2005, respectively, an increase of $0.5 million. This increase was primarily due to an increase in average rental rates during the three months ended June 30, 2006 as compared to the same period in 2005, as well as the improved lease up for the 2005/2006 academic year, which resulted in average occupancy rates increasing to 93.7% during the three months ended June 30, 2006 from 92.8% during the three months ended June 30, 2005. Revenues in 2006 will be dependent on our ability to obtain appropriate rental rates and desired occupancy for the 2006/2007 academic year at our various properties during our leasing period, which typically begins in January and ends in August.

At these existing properties, operating expenses remained relatively constant at $6.9 million for both the three months ended June 30, 2006 and 2005. We anticipate that operating expenses for the full year 2006 will increase slightly as compared with 2005 as a result of expected increases in insurance costs, utility costs, property taxes and general inflation.

On-Campus Participating Properties (“OCPP”) Operations

New Property Operations. In August 2005, we completed construction of and opened an additional phase of our Cullen Oaks property, consisting of 180 units and 354 beds. This additional phase contributed approximately $0.5 million of additional revenues and approximately $0.2 million of additional operating expenses during the three months ended June 30, 2006.

Same Store OCPP Operations. We had four participating properties containing 4,167 beds which were operating during both the three month periods ended June 30, 2006 and 2005. Revenues from our same store on-campus participating properties decreased to $3.0 million during the three months ended June 30, 2006 from $3.1 million for the three months ended June 30, 2005, a decrease of $0.1 million. This decrease was primarily due to a decrease in average occupancy from 39.9% during the three months ended June 30, 2005 to 38.7% for the three months ended June 30, 2006. This decrease was slightly offset by an increase in average rental rates during the respective periods. Occupancy at our on-campus participating properties is typically low in the second and third quarter of each calendar year due to the expiration of the 9 month leases at these properties concurrent with the end of the spring semester.

At these existing properties, operating expenses remained relatively constant at $2.0 million for both the three months ended June 30, 2006 and 2005. We anticipate that operating expenses for the full year 2006 will increase slightly as compared with 2005 as a result of expected increases in insurance costs, utility costs and general inflation.

Third Party Development Services Revenue

Third party development services revenue decreased by $0.2 million from $1.3 million during the three months ended June 30, 2005 to $1.1 million for the three months ended June 30, 2006. This decrease was primarily due to a lower percentage of construction completed during the three months ended June 30, 2006 as compared to the same period in 2005. This decrease was slightly offset by more projects in progress and a higher average contractual fee per project during the three months ended June 30, 2006 as compared to the same period in 2005. Of the total contractual fees of the projects in progress during the respective periods, approximately 10% of the total contractual fees was recognized during the three months ended June 30, 2006, as compared to approximately 18% for the three months ended June 30, 2005. We had six projects in progress during the three months ended June 30, 2006 with an average contractual fee of approximately $1.7 million, as compared to the three months ended June 30, 2005, in which we had five projects in progress with an average contractual fee of $1.4 million.

Development services revenues are dependent on our ability to successfully be awarded such projects, the amount of the contractual fee related to the project and the timing and completion of the construction of the project. In addition, to the extent projects are completed under budget, we may be entitled to a portion of such savings, which are recognized as revenue upon third party verification of the project costs. It is possible that projects for which we have deferred pre-development costs will not close and that we will not be reimbursed for such costs. The pre-development costs associated therewith will ordinarily be charged against income for the then-current period.

Third Party Management Services Revenues

Third party management services revenues increased by $0.1 million for the three months ended June 30, 2006 as compared to the same period in 2005. This increase was primarily the result of improved fee income from contracts managed during both periods and the addition of four new contracts, which was offset by the loss of five management contracts between the respective periods. We anticipate that revenues in our third party management segment in 2006 will decrease slightly as compared with 2005, as a result of the discontinuation of the Texas State University System management contracts in July 2006, which should be slightly offset by the addition of three management contracts with anticipated commencement dates in August 2006.

Third Party Development and Management Services Expenses

Third party development and management services expenses decreased by $0.2 million, from $1.6 million during the three months ended June 30, 2005, to $1.4 million for the three months ended June 30, 2006. This decrease was primarily due to fewer expenses incurred in the second quarter of 2006 as compared to 2005 in relation to the West Virginia University projects. Expenses in our third party development segment in 2006 will be dependent on the level of awards we pursue, and as previously mentioned, any pre-development costs charged against income for projects which did not close.

Resident Services

Resident services revenue represents revenue earned by our TRS related to the provision of certain services to residents at our properties, such as food service, housekeeping, and resident programming activities. Revenue from resident services increased by $0.1 million, to $0.3 million during the three months ended June 30, 2006, as compared to $0.2 million during the three months ended June 30, 2005. This increase was primarily due to additional revenue earned during the three months ended June 30, 2006 from the acquisition of the Royal Portfolio on March 1, 2006 and the completion of construction and opening of University Village at Sweet Home in August 2005. We anticipate that resident services revenues will continue to increase in 2006 as compared to 2005 as additional revenues are generated from the timing of acquisitions and the completion of construction properties placed in service.

General and Administrative

General and administrative expenses decreased approximately $0.1 million from $1.9 million during the three months ended June 30, 2005, to $1.8 million for the three months ended June 30, 2006. This decrease was primarily due to a $0.4 million compensation charge recorded during the three months ended June 30, 2005 to reflect a separation agreement entered into with a former executive officer in April 2005. This decrease was offset by an increase in payroll and other related costs as a result of overall increases in corporate staffing levels due to the recent growth experienced in our owned off-campus portfolio.

Depreciation and Amortization

Depreciation and amortization increased by $2.7 million, from $4.5 million during the three months ended June 30, 2005 to $7.2 million for the three months ended June 30, 2006. This increase was due to the acquisition of the Royal Portfolio on March 1, 2006, the opening of one owned off-campus property in August 2005, and the completion of an additional phase at an on-campus participating property in August 2005. We expect depreciation and amortization in 2006 to increase significantly from 2005 levels primarily due to 2006 acquisitions and a full year of depreciation on properties acquired and placed into service in 2005.

Amortization of deferred financing costs increased $0.1 million, from $0.3 million during the three months ended June 30, 2005, to $0.4 million for the three months ended June 30, 2006. This increase was primarily due to debt assumed in connection with the previously mentioned Royal Portfolio acquisition and additional finance costs incurred in June 2005 related to an amendment to our revolving credit facility. We expect amortization of deferred financing costs for the full year 2006 to increase from 2005 levels due to a full year of amortization related to debt assumed in connection with our previously mentioned property acquisitions.

Interest Expense

Interest expense increased $2.4 million, from $4.6 million during the three months ended June 30, 2005, to $7.0 million for the three months ended June 30, 2006. This increase was primarily due to additional interest incurred during the three months ended June 30, 2006 associated with debt assumed in connection with the previously mentioned Royal Portfolio acquisition, net of the amortization of debt premiums and discounts recorded to reflect the market value of debt assumed. In addition, we incurred additional interest expense during the three months ended June 30, 2006 related to the $81.2 million outstanding balance on our revolving credit facility, $67.0 million of which was incurred to finance our acquisition of the Royal Portfolio on March 1, 2006 and the remainder of which was used to fund our current owned development activities and distributions to shareholders and unitholders. These increases were offset by an increase in capitalized interest as a result of two owned off-campus properties being under construction during the three months ended June 30, 2006 as compared to one property being under construction during the three months ended June 30, 2005. We anticipate that interest expense in 2006 will increase from 2005 levels due to interest expense assumed in connection with property acquisitions and expected increases in potential borrowing rates that may impact the floating rate on our revolving credit facility.

Income Taxes

Our TRS manages our non-REIT activities and is subject to federal, state and local income taxes. As such, our TRS is required to recognize the future tax benefits attributable to deductible temporary differences between book and tax basis, to the extent that the asset will be realized. An income tax benefit of approximately $0.1 million was recorded by our TRS during the three months ended June 30, 2005 to better reflect the anticipated realization of our deferred tax asset based on management’s estimate of future taxable income of our TRS. Management determined that no such provision was required for the three months ended June 30, 2006. The amount of income taxes to be recognized is dependent on the operating results of the TRS.

Minority Interests

Minority interests share of net loss increased by $0.2 million for the three months ended June 30, 2006 as compared to the same period in 2005. This increase was due to the issuance of Common Units and Series A Preferred Units in our Operating Partnership on March 1, 2006 in connection with our acquisition of the Royal Portfolio. See Note 7 in the accompanying Notes to Consolidated Financial Statements contained in Item 1 herein for a detailed discussion of Common Units and Series A Preferred Units.

Comparison of the Six Months Ended June 30, 2006 and June 30, 2005

The following table presents our results of operations for the six months ended June 30, 2006 and 2005, including the amount and percentage change in these results between the two periods:

	Six Months Ended June 30,
	2006	2005	Change ($)	Change (%)
Revenues:
Owned off-campus properties	$43,095	$27,253	$15,842	58.1%
On-campus participating properties	9,479	8,626	853	9.9%
Third party development services	2,734	1,977	757	38.3%
Third party management services	1,353	1,272	81	6.4%
Resident services	665	420	245	58.3%
Total revenues	57,326	39,548	17,778	45.0%

Operating Expenses:
Owned off-campus properties	19,394	12,009	7,385	61.5%
On-campus participating properties	4,205	3,861	344	8.9%
Third party development and management services	3,064	3,037	27	0.9%
General and administrative	3,411	3,289	122	3.7%
Depreciation and amortization	12,453	7,874	4,579	58.2%
Ground/facility leases	438	452	(14)	(3.1%)
Total operating expenses	42,965	30,522	12,443	40.8%

Operating income	14,361	9,026	5,335	59.1%

Nonoperating income and (expenses):
Interest income	329	102	227	222.5%
Interest expense	(12,402)	(8,442)	(3,960)	46.9%
Amortization of deferred financing costs	(744)	(522)	(222)	42.5%
Other nonoperating income	—	430	(430)	(100.0%)
Total nonoperating expenses	(12,817)	(8,432)	(4,385)	52.0%

Income before minority interests and discontinued operations	1,544	594	950	159.9%
Minority interests	53	(75)	128	(170.7%)
Income from continuing operations	1,597	519	1,078	207.7%
Discontinued operations:
Loss attributable to discontinued operations	—	(2)	2	(100.0%)
Gain from disposition of real estate	—	5,883	(5,883)	(100.0%)
Total discontinued operations	—	5,881	(5,881)	(100.0%)
Net income	$1,597	$6,400	$(4,803)	(75.0%)

Owned Off-Campus Properties Operations

Revenues from our owned off-campus properties for the six months ended June 30, 2006 compared with the same period in 2005 increased by $15.9 million primarily due to the acquisition of the Royal Portfolio on March 1, 2006, the acquisition of seven properties during the first quarter of 2005 and the completion of construction and opening of University Village at Sweet Home in August 2005. Operating expenses increased approximately $7.4 million for the six months ended June 30, 2006 compared with the same period in 2005, primarily due to the same factors which affected the increase in revenues.

New Property Operations. On March 1, 2006, we acquired the Royal Portfolio and on various dates during the three months ended March 31, 2005, we acquired seven properties containing 3,118 beds located in Florida and Texas. In addition, in August 2005 we completed construction of and opened an 828-bed property serving the State University of New York - Buffalo. These new properties contributed $15.4 million of additional revenues and $7.2 million of additional operating expenses during the six months ended June 30, 2006 as compared to the six months ended June 30, 2005.

Same Store Property Operations (Excluding New Property Activity). We had 11 properties containing 7,126 beds which were operating during both the six month periods ended June 30, 2006 and 2005. These properties produced revenues of $22.2 million and $21.5 million during the six month periods ended June 30, 2006 and 2005, respectively, an increase of $0.7 million. This increase was primarily due to an increase in average rental rates during the six months ended June 30, 2006 as compared to the same period in 2005, as well as the improved lease up for the 2005/06 academic year, which resulted in average occupancy rates increasing to 95.5% during the six months ended June 30, 2006 from 95.0% during the six months ended June 30, 2005.

At these existing properties, operating expenses increased to $8.9 million for the six months ended June 30, 2006 from $8.8 million for the six months ended June 30, 2005, an increase of $0.1 million.

On-Campus Participating Properties (“OCPP”) Operations

New Property Operations. In August 2005, we completed construction of and opened an additional phase at our Cullen Oaks property, consisting of 180 units and 354 beds. This additional phase contributed approximately $1.1 million of additional revenues and approximately $0.4 million of additional operating expenses during the six months ended June 30, 2006.

Same Store OCPP Operations. We had four participating properties containing 4,167 beds which were operating during both the six month periods ended June 30, 2006 and 2005. Revenues from our same store on-campus participating properties decreased to $8.4 million during the three months ended June 30, 2006 from $8.6 million for the six months ended June 30, 2005, a decrease of $0.2 million. This decrease was primarily due to a decrease in average occupancy from 67.1% during the six months ended June 30, 2005 to 63.8% for the six months ended June 30, 2006. This decrease was slightly offset by an increase in average rental rates during the respective periods. Occupancy at our on-campus participating properties is typically low in the second and third quarter of each calendar year due to the expiration of the 9 month leases at these properties concurrent with the end of the spring semester.

At these existing properties, operating expenses decreased to $3.8 million for the six months ended June 30, 2006 from $3.9 million for the six months ended June 30, 2005, a decrease of $0.1 million.

Third Party Development Services Revenue

Third party development services revenue increased by $0.7 million from $2.0 million during the six months ended June 30, 2005 to $2.7 million for the six months ended June 30, 2006. This increase was primarily due to more projects in progress as well as a higher average contractual fee per project during the six months ended June 30, 2006 as compared to the same period in 2005. We had seven projects in progress during the six months ended June 30, 2006 with an average contractual fee of approximately $1.6 million, as compared to the six months ended June 30, 2005 in which we had five projects in progress with an average contractual fee of $1.4 million. As an offset to the factors discussed above, a lower percentage of the contractual fees was recognized during the six months ended June 30, 2006 as compared to the same period in 2005. Of the total contractual fees of the projects in progress during the respective periods, approximately 23% of the total contractual fees was recognized during the six months ended June 30, 2006, compared to approximately 27% for the six months ended June 30, 2005.

Resident Services

Revenue from resident services increased by $0.2 million, to $0.6 million during the six months ended June 30, 2006, as compared to $0.4 million during the six months ended June 30, 2005. This increase was primarily due to additional revenue earned during the six months ended June 30, 2006 from the acquired properties discussed above and the completion of construction and opening of University Village at Sweet Home in August 2005.

General and Administrative

General and administrative expenses increased approximately $0.1 million from $3.3 million during the six months ended June 30, 2005, to $3.4 million for the six months ended June 30, 2006. This increase was primarily due to an increase in payroll and other related costs as a result of overall increases in corporate staffing levels due to recent growth in our owned off-campus portfolio from the property acquisitions completed in 2006 and 2005. The increase in payroll and other related costs was offset by a $0.4 million compensation charge recorded during the six months ended June 30, 2005 to reflect a separation agreement entered into with a former executive officer in April 2005.

Depreciation and Amortization

Depreciation and amortization increased by $4.6 million, from $7.9 million during the six months ended June 30, 2005 to $12.5 million for the six months ended June 30, 2006. This increase was due to the acquisition of the Royal Portfolio on March 1, 2006, the acquisition of seven properties during the six months ended June 30, 2005, and the opening of one owned off-campus property and an additional phase at an on-campus participating property in August 2005.

Amortization of deferred financing costs increased $0.2 million from $0.5 million to $0.7 million for the six months ended June 30, 2005 and 2006, respectively. This increase was primarily due to debt assumed in connection with the previously mentioned Royal Portfolio acquisition and additional finance costs incurred in June 2005 related to an amendment to our revolving credit facility.

Interest Income

Interest income increased by $0.2 million, from $0.1 million during the six months ended June 30, 2005 to $0.3 million for the six months ended June 30, 2006. This increase was primarily due to interest earned on the remaining proceeds from our July 2005 equity offering, prior to those funds being used for the acquisition of the Royal Portfolio.

Interest Expense

Interest expense increased $4.0 million from $8.4 million to $12.4 million for the six months ended June 30, 2005 and 2006, respectively. This increase was primarily due to additional interest incurred during the six months ended June 30, 2006 associated with debt assumed in connection with the previously mentioned 2006 and 2005 acquisitions, net of the amortization of debt premiums and discounts recorded to reflect the market value of debt assumed. In addition, we incurred additional interest expense during the six months ended June 30, 2006 related to the $81.2 million outstanding balance on our revolving credit facility, $67.0 million of which was incurred to finance our acquisition of the Royal Portfolio on March 1, 2006 and the remainder of which was used to fund our owned development activities and distributions to shareholders and unitholders. We also incurred additional interest in 2006 related to the construction loan incurred to fund the additional phase at an on-campus participating property that opened in August 2005. These increases were offset by an increase in capitalized interest as a result of two owned off-campus properties being under construction during the six months ended June 30, 2006 as compared to one property being under construction during the six months ended June 30, 2005.

Other Nonoperating Income

Other non-operating income for the six months ended June 30, 2005 represents a gain of approximately $0.4 million related to insurance proceeds received for a fire that occurred at one of our owned off-campus properties in 2003.

 Minority Interests

Minority interests increased by $0.1 million for the six months ended June 30, 2006 as compared to the same period in 2005. This increase was due to the issuance of Common Units and Series A Preferred Units in our Operating Partnership on March 1, 2006 in connection with our acquisition of the Royal Portfolio.

Discontinued Operations

Our University Village at San Bernardino property was sold to Cal State University - San Bernardino in January 2005. The net operating loss attributable to this property and the resulting gain on disposition are included in discontinued operations for the six months ended June 30, 2005 in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

Cash Flows

Comparison of Six Months Ended June 30, 2006 and June 30, 2005

Operating Activities

For the six months ended June 30, 2006, net cash provided by operating activities was $11.4 million, as compared to $5.9 million for the six months ended June 30, 2005, an increase of $5.5 million.  This change was primarily due to an increase in depreciation and amortization resulting from the acquisition of the Royal Portfolio on March 1, 2006, the acquisition of seven properties during the six months ended June 30, 2005, and the opening of one owned off-campus property and an additional phase at an on-campus participating property in August 2005.

Investing Activities

Investing activities utilized $109.7 million and $81.4 million for the six months ended June 30, 2006 and 2005, respectively. This increase related primarily to proceeds received from the sale of our University Village at San Bernardino property in January 2005 as well as an increase in cash used to fund the construction of our owned off-campus development properties. During the six months ended June 30, 2006, two owned off-campus properties were under development while only one property was under development during the six months ended June 30, 2005, which was completed in Fall 2005. These increases were offset by development costs incurred during the six months ended June 30, 2005 on an additional phase of an on-campus participating property that was completed in Fall 2005. For the six months ended June 30, 2006 and 2005, our cash used in investing activities was comprised of the following:

	Six Months Ended June 30,
	2006	2005
Property acquisitions	$(69,241)	$(72,763)
Property dispositions	—	28,023
Capital expenditures for on-campus participating properties	(120)	(120)
Capital expenditures for owned off-campus properties	(1,398)	(1,329)
Investments in on-campus participating properties under development	—	(10,830)
Investment in owned off-campus properties under development	(38,551)	(23,992)
Purchase of corporate furniture, fixtures, and equipment	(363)	(359)
Total	$(109,673)	$(81,370)

Financing Activities

Cash provided by financing activities totaled $83.1 million and $75.3 million for the six months ended June 30, 2006 and 2005, respectively. The increase in cash provided by financing activities was the result of a $42.8 million increase in proceeds received from our revolving credit facility, net of paydowns, which was primarily used to fund the acquisition of the Royal Portfolio, and $13.9 million in proceeds from a construction loan used to fund one of our owned development properties. These increases were offset by the receipt of proceeds from a $38.8 million bridge loan during the six months ended June 30, 2005, a $7.7 million decrease in proceeds from a construction loan used to fund an additional phase of an on-campus participating property that was completed in Fall 2005 and a $3.1 million increase in distributions to common and restricted stockholders as a result of the July 2005 equity offering.

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

The following table reflects the amounts related to our on-campus participating properties included in our consolidated financial statements for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues	$3,497	$3,133	$9,479	$8,626
Direct operating expenses (1)	(2,111)	(1,881)	(3,912)	(3,603)
Amortization	(1,014)	(883)	(2,046)	(1,762)
Amortization of deferred financing costs	(73)	(46)	(151)	(92)
Ground/facility leases (2)	(246)	(240)	(438)	(452)
Net operating income	53	83	2,932	2,717
Interest income	90	27	153	52
Interest expense (3)	(1,613)	(1,351)	(3,200)	(2,700)
Net (loss) income (4)	$(1,470)	$(1,241)	$(115)	$69

(1)
Excludes property management fees of $0.2 million and $0.1 million for the three months ended June 30, 2006 and 2005, respectively, and $0.4 million during both six month periods ended June 30, 2006 and 2005. This expense and the corresponding fee revenue recognized by us have been eliminated in consolidation. Also excludes allocation of expenses related to corporate management and oversight.

(2)
Represents the universities’ 50% share of the properties’ net cash available for distribution after payment of operating expenses, debt service (including payment of principal) and capital expenditures.

(3)
Interest expense is net of approximately $33,000 and $0.1 million of capitalized interest for the three and six months ended June 30, 2005, respectively, related to the additional phase at Cullen Oaks, which was completed in August 2005.

(4)
Debt service expenditures for these properties totaled $2.1 million and $1.9 million for the three months ended June 30, 2006 and 2005, respectively, and $4.1 million and $3.7 million for the six months ended June 30, 2006 and 2005, respectively.

Liquidity and Capital Resources

Cash Balances and Liquidity

As of June 30, 2006, excluding our on-campus participating properties, we had $14.0 million in cash and cash equivalents and restricted cash as compared to $27.2 million in cash and cash equivalents and restricted cash as of December 31, 2005. This decrease was primarily due to the use of the remaining proceeds from our July 2005 equity offering to fund the acquisition of the Royal Portfolio on March 1, 2006 and the construction of our owned development properties. Restricted cash primarily consists of escrow accounts held by lenders and resident security deposits, as required by law in certain states. Additionally, restricted cash as of June 30, 2006 also included $0.3 million of funds held in escrow in connection with potential property acquisitions.

As of June 30, 2006, our short-term liquidity needs included, but were not limited to, the following: (i) anticipated distribution payments to our common and restricted stockholders totaling approximately $23.4 million based on an anticipated annual distribution of $1.35 per share based on the number of our shares currently outstanding, including those distributions required to maintain our REIT status and satisfy our current distribution policy, (ii) anticipated distribution payments to our Operating Partnership unitholders totaling approximately $3.2 million based on an anticipated annual distribution of $1.35 per Common Unit and a cumulative preferential per annum cash distribution rate of 5.99% on our Series A Preferred Units based on the number of units currently outstanding, (iii) funds for other potential future development projects, including remaining pre-development expenditures for the Arizona State University project which are estimated to range from $7.0 to $8.0 million. We expect to meet our short-term liquidity requirements generally through net cash provided by operations, borrowings under our revolving credit facility, and a shelf registration available in which we may offer up to $500 million of debt securities, preferred stock, common stock and securities warrants.

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

Availability under the revolving credit facility is limited to an "aggregate borrowing base amount" equal to the lesser of (i) 65% of the value of certain properties, calculated as set forth in the credit facility, and (ii) the adjusted net operating income from these properties divided by a formula amount. The facility bears interest at a variable rate, at the Company’s option, based upon a base rate or one-, two-, three-, or six-month LIBOR plus, in each case, a spread based upon the Company’s total leverage. Additionally, the Company is required to pay an unused commitment fee ranging from 0.15% to 0.20% per annum, depending on the aggregate unused balance. As of June 30, 2006, the balance outstanding on the revolving credit facility totaled $81.2 million, bearing interest at a weighted average rate of 6.83%, with remaining availability under the facility (subject to certain financial covenants) totaling approximately $17.6 million.  Assuming that we choose to exercise our option to extend the capacity of the facility by another $100 million, remaining availability would be approximately $33.0 million as of June 30, 2006.

The terms of the facility include certain restrictions and covenants, which limit, among other items, the incurrence of additional indebtedness, liens, and the disposition of assets. The facility contains customary affirmative and negative covenants and also contains financial covenants that, among other things, require us to maintain certain minimum ratios of "EBITDA" (earnings before interest, taxes, depreciation and amortization) to interest expense and fixed charges. Before June 30, 2006, we were not permitted to pay distributions that exceeded 100% of funds from operations for any four consecutive quarters. After June 30, 2006, we may not pay distributions that exceed 95% of funds from operations for any four consecutive quarters. The financial covenants also include consolidated net worth and leverage ratio tests. As of June 30, 2006, we were in compliance with all such covenants.

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

Pre-Development Expenditures

Our third party development activities have historically required us to fund pre-development expenditures such as architectural fees, permits and deposits. Because the closing of a development project’s financing is often subject to third party delay, we cannot always predict accurately the liquidity needs of these activities. We frequently incur these pre-development expenditures before a financing commitment has been obtained and, accordingly, bear the risk of the loss of these pre-development expenditures if financing cannot ultimately be arranged on acceptable terms. Historically, the development projects that we have been awarded have been successfully structured and financed; however, these developments have at times been delayed beyond the period initially scheduled, causing revenue to be recognized in later periods. As of June 30, 2006, we have deferred approximately $3.5 million in pre-development costs related to awarded projects that have not yet commenced construction.

Indebtedness

As of June 30, 2006, we had approximately $504.3 million of outstanding consolidated indebtedness (excluding unamortized debt premiums, net of discounts, of approximately $6.7 million), comprised of an $81.2 million balance on our unsecured revolving credit facility, $331.2 million in mortgage and construction loans secured by 27 of our owned off-campus properties, $33.7 million in mortgage and construction loans secured by two phases of an on-campus participating property, and $58.2 million in bond issuances secured by three of our on-campus participating properties. The weighted average interest rate on our consolidated indebtedness as of June 30, 2006 was 6.69%. As of June 30, 2006, approximately 21.9% of our total consolidated indebtedness was variable rate debt, comprised of our revolving credit facility and the Callaway Villas and Cullen Oaks Phase II construction loans discussed below.

Owned Off-Campus Properties

The weighted average interest rate of the $331.2 million of owned off-campus mortgage and construction debt was 6.55% as of June 30, 2006. Each of the 27 mortgages is a non-recourse obligation subject to customary exceptions. Each of these mortgages has a 30 year amortization, and none are cross-defaulted or cross-collateralized to any other indebtedness. The loans generally may not be prepaid prior to maturity; in certain cases prepayment is allowed, subject to prepayment penalties.

The development and construction of Callaway Villas, an owned off-campus property scheduled to open in August 2006, is partially financed with a construction loan. The loan amount is $25.0 million, of which $3.2 million is subject to holdback provisions. We began making draws on this loan in January 2006 and for each borrowing we have the option of choosing the Prime rate or one-, two-, three-, or six-month LIBOR plus 1.35%. The loan requires payments of interest only during the term of the loan and any accrued interest and outstanding borrowings become due on the maturity date of July 8, 2008. As of June 30, 2006, the balance outstanding on the construction loan totaled $13.9 million, bearing interest at a weighted average rate of 6.88%.

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

Cullen Oaks Phase I is currently encumbered by a mortgage loan originated in September 2000 in the original principal amount of approximately $17.7 million. The loan bears interest at the Prime rate, or LIBOR plus 1.9%, at our election with principal amortizing on a 30 year schedule. We have in place an interest rate swap agreement which effectively caps the interest on the outstanding balance as of June 30, 2006 of approximately $16.7 million at 5.54%. The loan matures in November 2008. Pursuant to the Leases, in the event the leasehold estate does not achieve Financial Break Even (defined as revenues less operating expenses, excluding management fees, less debt service), the applicable Lessor would be required to make a rental payment, also known as the Contingent Payment, sufficient to achieve Financial Break Even. The Contingent Payment provision remains in effect until such time as any financing placed on the facilities would receive an investment grade rating without the Contingent Payment provision. In the event that the Lessor is required to make a Contingent Payment, future net cash flow distributions would be first applied to repay such Contingent Payments and then to unpaid management fees prior to normal distributions Pursuant to the leases, in the event the leasehold estates do not. In turn, we have guaranteed payment of this property’s indebtedness.

In addition, the construction of Cullen Oaks Phase II, which was completed in August 2005, was financed by a construction loan. The balance on this construction loan as of June 30, 2006 was approximately $17.0 million, bearing interest at a weighted average rate of 7.44%. In June 2006 we extended the maturity date of this construction loan to November 17, 2008. The terms of the loan were modified to require monthly payments of principal and interest beginning in July 2006.

The weighted average interest rate of the indebtedness encumbering our on-campus participating properties was 7.09% at June 30, 2006.

Off Balance Sheet Items

We do not have any off-balance sheet arrangements.

Funds From Operations

As defined by NAREIT, Funds from Operations (“FFO”) represents income (loss) before allocation to minority interests (computed in accordance with GAAP), excluding gains (or losses) from sales of property, plus real estate related depreciation and amortization (excluding amortization of loan origination costs) and after adjustments for unconsolidated partnerships and joint ventures. We present FFO because we consider it an important supplemental measure of our operating performance and believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of REITs, many of which present FFO when reporting their results. FFO is intended to exclude GAAP historical cost depreciation and amortization of real estate and related assets, which assumes that the value of real estate diminishes ratably over time. Historically, however, real estate values have risen or fallen with market conditions. Because FFO excludes depreciation and amortization unique to real estate, gains and losses from property dispositions and extraordinary items, it provides a performance measure that, when compared year over year, reflects the impact to operations from trends in occupancy rates, rental rates, operating costs, development activities and interest costs, providing perspective not immediately apparent from net income.

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

The following table presents a reconciliation of our FFO to our net (loss) income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net (loss) income	$(2,067)	$(1,792)	$1,597	$6,400
Minority interests	(181)	(12)	(53)	75
Gain from disposition of real estate	—	—	—	(5,883)
Real estate related depreciation and amortization:
Total depreciation and amortization	7,178	4,450	12,453	7,874
Furniture, fixtures, and equipment depreciation	(135)	(106)	(255)	(204)
Funds from operations	$4,795	$2,540	$13,742	$8,262

FFO per share - diluted	$0.24	$0.20	$0.73	$0.65

Weighted average common shares outstanding - diluted	19,645,287	12,800,721	18,914,672	12,785,413

While our on-campus participating properties contributed $3.5 million and $3.1 to our revenues for the three months ended June 30, 2006 and 2005, respectively, and $9.5 million and $8.6 million to our revenues for the six months ended June 30, 2006 and 2005, respectively, under our participating ground leases, we and the participating university systems each receive 50% of the properties’ net cash available for distribution after payment of operating expenses, debt service (which includes significant amounts towards repayment of principal) and capital expenditures. A substantial portion of our revenues attributable to these properties is reflective of cash that is required to be used for capital expenditures and for the amortization of applicable property indebtedness. These amounts do not increase our economic interest in these properties or otherwise benefit us since our interest in the properties terminates upon the repayment of the applicable property indebtedness.

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

Funds From Operations—Modified for Operational Performance of On-Campus Participating Properties:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Funds from operations	$4,795	$2,540	$13,742	$8,262
Elimination of operations of on-campus participating properties:
Net loss (income) from on-campus participating properties	1,470	1,241	115	(69)
Amortization of investment in on-campus participating properties	(1,014)	(883)	(2,046)	(1,762)
	5,251	2,898	11,811	6,431
Modifications to reflect operational performance of on-campus participating properties:
Our share of net cash flow (1)	246	240	438	452
Management fees	166	158	444	421
On-campus participating properties development fees (2)	305	585	305	815
Impact of on-campus participating properties	717	983	1,187	1,688
Funds from operations - modified for operational performance of on-campus participating properties (“FFOM”)	$5,968	$3,881	$12,998	$8,119

FFOM per share - diluted	$0.30	$0.30	$0.69	$0.64

Weighted average common shares outstanding - diluted	19,645,287	12,800,721	18,914,672	12,785,413

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

Our FFOM may have limitations as an analytical tool because it reflects the unique contractual calculation of net cash flow from our on-campus participating properties, which is different from that of our owned off-campus properties. Additionally, FFOM reflects features of our ownership interests in our on-campus participating properties that are unique to us. Companies that are considered to be in our industry may not have similar ownership structures; and therefore those companies may not calculate a FFOM in the same manner that we do, or at all, limiting its usefulness as a comparative measure. We compensate for these limitations by relying primarily on our GAAP and FFO results and using our FFOM only supplementally.

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

PART II.   OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

(a)	The annual meeting of shareholders of the Company was held on May 11, 2006.
(b)
The following individuals were reelected as members of the Company’s Board of Directors at the annual meeting held on May 11, 2006: William C. Bayless, Jr., R.D. Burck (Chairman), G. Steven Dawson, Cydney C. Donnell, Michael J. Henneman, Edward Lowenthal, Brian B. Nickel, Scott H. Rechler, Winston W. Walker.

(c)	The following votes were taken in connection with the election of the members of the Company’s Board of Directors at the annual meeting:

Board Member	Votes in Favor	Votes Withheld
William C. Bayless, Jr.	16,371,566	296,462
R.D. Burck	16,569,913	98,115
G. Steven Dawson	16,558,080	109,948
Cydney C. Donnell	16,570,723	97,305
Michael J. Henneman	16,356,190	311,838
Edward Lowenthal	16,555,915	112,113
Brian B. Nickel	15,167,117	1,500,911
Scott H. Rechler	16,358,381	309,647
Winston W. Walker	16,570,474	97,554

(d)
The appointment of Ernst & Young LLP as independent public accountants to audit our consolidated financial statements for the year ending December 31, 2006, was ratified with 16,588,574 affirmative votes cast, 76,960 negative votes cast and 2,494 abstentions. The affirmative vote of the holders of a majority of the outstanding shares of common stock represented at the annual meeting was required to ratify the appointment of Ernst & Young LLP.

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

Dated: August 9, 2006

AMERICAN CAMPUS COMMUNITIES, INC.

	By:	/s/ William C. Bayless, Jr.
William C. Bayless, Jr. President and Chief Executive Officer

By:	/s/ Brian B. Nickel
Brian B. Nickel Executive Vice President, Chief Financial Officer and Secretary

By:	/s/ Jonathan A. Graf
Jonathan A. Graf Senior Vice President, Chief Accounting Officer and Treasurer