Form 10-Q
period 2006-09-30
AMERICAN CAMPUS COMMUNITIES INC
filed 2006-11-08
CIK 1283630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006.

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

There were 22,903,073 shares of American Campus Communities, Inc.'s common stock with a par value of $0.01 per share outstanding as of the close of business on November 3, 2006.

FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2006

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30, 2006	December 31, 2005
	(Unaudited)
Assets

Investments in real estate:
Owned off-campus properties, net	$684,160	$384,758
Owned off-campus property-held for sale	31,851	32,340
On-campus participating properties, net	77,633	80,370
Investments in real estate, net	793,644	497,468

Cash and cash equivalents	32,245	24,641
Restricted cash	12,681	9,502
Student contracts receivable, net	3,028	2,610
Other assets	22,831	16,641

Total assets	$864,429	$550,862

Liabilities and stockholders’ equity

Liabilities:
Secured debt	$425,421	$291,646
Accounts payable and accrued expenses	16,133	7,983
Other liabilities	30,288	25,155
Total liabilities	471,842	324,784

Minority interests	38,176	2,851

Commitments and contingencies (Note 11)

Stockholders’ equity:
Common shares, $.01 par value, 800,000,000 shares authorized, 22,900,073 and 17,190,00 shares issued and outstanding at
September 30, 2006 and December 31, 2005, respectively	229	172
Additional paid in capital	382,115	233,388
Accumulated earnings and distributions	(28,374)	(10,817)
Accumulated other comprehensive income	441	484
Total stockholders’ equity	354,411	223,227

Total liabilities and stockholders’ equity	$864,429	$550,862

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues:
Owned off-campus properties	$24,340	$14,155	$64,687	$38,814
On-campus participating properties	3,971	3,637	13,450	12,263
Third party development services	1,693	1,979	4,355	3,882
Third party development services - on-campus participating properties	36	38	108	112
Third party management services	491	783	1,844	2,055
Resident services	328	256	993	676
Total revenues	30,859	20,848	85,437	57,802

Operating expenses:
Owned off-campus properties	13,178	7,696	31,710	18,876
On-campus participating properties	2,455	2,173	6,660	6,034
Third party development and management services	1,338	1,609	4,402	4,646
General and administrative	1,468	1,534	4,879	4,823
Depreciation and amortization	6,735	4,015	18,672	11,384
Ground/facility leases	238	245	676	697
Total operating expenses	25,412	17,272	66,999	46,460

Operating income	5,447	3,576	18,438	11,342

Nonoperating income and (expenses):
Interest income	294	396	623	498
Interest expense	(7,445)	(4,319)	(19,847)	(12,761)
Amortization of deferred financing costs	(334)	(318)	(1,078)	(840)
Other nonoperating income	-	-	-	430
Total nonoperating expenses	(7,485)	(4,241)	(20,302)	(12,673)

Loss before income taxes, minority interests, and discontinued operations	(2,038)	(665)	(1,864)	(1,331)
Income tax provision	-	(6)	-	(6)
Minority interests	149	(10)	202	(85)
Loss from continuing operations	(1,889)	(681)	(1,662)	(1,422)

Discontinued operations:
Income attributable to discontinued operations	278	85	1,648	1,343
Gain from disposition of real estate	-	-	-	5,883
Total discontinued operations	278	85	1,648	7,226
Net (loss) income	$(1,611)	$(596)	$(14)	$5,804

(Loss) income per share - basic:
Loss from continuing operations per share	$(0.10)	$(0.04)	$(0.09)	$(0.10)
Net (loss) income per share	$(0.09)	$(0.04)	$-	$0.41
(Loss) income per share - diluted:
Loss from continuing operations per share	$(0.10)	$(0.04)	$(0.10)	$(0.09)
Net (loss) income per share	$(0.09)	$(0.03)	$(0.02)	$0.41

Weighted average common shares outstanding:
Basic	18,218,128	17,005,462	17,553,627	14,100,631
Diluted	20,535,276	17,126,462	19,397,571	14,221,631

Distributions declared per common share	$0.3375	$0.3375	$1.0125	$1.0125

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2006	2005
Net (loss) income	$(14)	$5,804
Other comprehensive income:
Change in fair value of interest rate swap	(43)	362
Net comprehensive (loss) income	$(57)	$6,166

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2006	2005
Operating activities
Net (loss) income	$(14)	$5,804
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Gain from disposition of real estate	-	(5,883)
Minority interests share of (loss) income	(202)	85
Depreciation and amortization	19,305	12,143
Amortization of deferred financing costs and debt premiums/discounts	98	329
Share-based compensation	568	323
Income tax provision	-	6
Changes in operating assets and liabilities:
Restricted cash	(1,283)	1,848
Student contracts receivable, net	(418)	(120)
Other assets	(5,697)	(1,767)
Accounts payable and accrued expenses	6,517	2,777
Other liabilities	467	401
Net cash provided by operating activities	19,341	15,946
Investing activities
Net proceeds from disposition of real estate	-	28,023
Cash paid for property acquisitions	(69,633)	(72,763)
Investments in owned off-campus properties	(66,209)	(39,032)
Investments in on-campus participating properties	(395)	(16,280)
Purchase of corporate furniture, fixtures and equipment	(442)	(520)
Net cash used in investing activities	(136,679)	(100,572)
Financing activities
Proceeds from sale of common stock	140,036	102,938
Offering costs	(6,755)	(6,251)
Paydowns of revolving credit facility, net of proceeds	-	(11,800)
Proceeds from construction loans	33,541	15,135
Paydown of construction loan	(20,224)	-
Proceeds from bridge/mortgage loan	-	38,800
Principal payments on debt	(5,153)	(3,120)
Change in construction accounts payable	4,184	694
Debt issuance and assumption costs	(1,823)	(2,082)
Distributions to common and restricted stockholders	(17,524)	(14,383)
Distributions to Predecessor owners	-	(1,671)
Distributions to minority partners	(1,340)	(123)
Net cash provided by financing activities	124,942	118,137
Net change in cash and cash equivalents	7,604	33,511
Cash and cash equivalents at beginning of period	24,641	4,050
Cash and cash equivalents at end of period	$32,245	$37,561
Supplemental disclosure of non-cash investing and financing activities
Loans assumed in connection with property acquisitions	$(123,649)	$(47,169)
Issuance of Common Units in connection with property acquisitions	$(49,096)	$-
Issuance of Preferred Units in connection with property acquisitions	$(3,075)	$-
Change in fair value of derivative instruments, net	$(43)	$362
Supplemental disclosure of cash flow information
Interest paid	$21,771	$14,282

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

On September 15, 2006, the Company completed an equity offering, consisting of the sale of 5,692,500 shares of the Company’s common stock at a price per share of $24.60, including the exercise of 742,500 shares issued as a result of the exercise of the underwriters’ overallotment option in full at closing. The offering generated gross proceeds of approximately $140.0 million. The aggregate proceeds to the Company, net of the underwriter’s discount and offering costs, were approximately $133.0 million.

As of September 30, 2006, the Company’s property portfolio contained 38 student housing properties with approximately 22,700 beds and approximately 7,400 apartment units, consisting of 34 owned off-campus properties that are in close proximity to colleges and universities and four on-campus participating properties operated under ground/facility leases with the related university systems. These communities contain modern housing units, offer resort-style amenities and are supported by a resident assistant system and other student-oriented programming.

Through the TRS, the Company also provides construction management and development services for student housing properties owned by colleges and universities, charitable foundations, and others. As of September 30, 2006, the Company provided third party management and leasing services for 15 student housing properties (9 of which the Company served as the third party developer and construction manager) that represented approximately 9,300 beds in approximately 3,200 units. Third party management and leasing services are typically provided pursuant to multi-year management contracts that have initial terms that range from one to five years. As of September 30, 2006, the Company’s total owned and managed portfolio included 53 properties with approximately 32,000 beds in approximately 10,600 units.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company does not expect its adoption to have a material impact on the Company’s consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect its adoption to have a material impact on the Company’s consolidated financial statements.

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

The cost of buildings and improvements includes the purchase price of the property, including legal fees and acquisition costs. Project costs directly associated with the development and construction of an owned real estate project, which include interest, property taxes, and amortization of deferred finance costs, are capitalized as construction in progress. Upon completion of the project, costs are transferred into the applicable asset category and depreciation commences. Interest totaling approximately $0.6 million was capitalized during both the three month periods ended September 30, 2006 and 2005, respectively, and $1.7 million and $1.4 million was capitalized during the nine months ended September 30, 2006 and 2005, respectively. Amortization of deferred financing costs totaling approximately $0.1 million and $38,000 was capitalized during the three months ended September 30, 2006 and 2005, respectively, and approximately 0.1 million was capitalized during both the nine month periods ended September 30, 2006 and 2005.

Management assesses whether there has been an impairment in the value of the Company’s investments in real estate whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment is recognized when estimated expected future cash flows (undiscounted and before interest charges) are less than the carrying value of the property. The estimation of expected future net cash flows is inherently uncertain and relies on assumptions regarding current and future economics and market conditions. If such conditions change, then an adjustment to the carrying value of the Company’s long-lived assets could occur in the future period in which the conditions change. To the extent that a property is impaired, the excess of the carrying amount of the property over its estimated fair value is charged to earnings. The Company believes that there were no impairments of the carrying values of its investments in real estate as of September 30, 2006.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Intangible Assets

In connection with property acquisitions completed during the nine months ended September 30, 2006 and 2005, the Company capitalized approximately $2.3 million and $1.1 million, respectively, related to management’s estimate of the fair value of the in-place leases assumed. These intangible assets are amortized on a straight-line basis over a term of approximately six months, which represents the average remaining term of the underlying leases. The amortization is included in depreciation expense in the accompanying consolidated statements of operations. See Note 3 for a detailed discussion of the property acquisitions completed during the nine months ended September 30, 2006.

Debt Premiums and Discounts

Debt premiums and discounts represent fair value adjustments to account for the difference between the stated rates and market rates of debt assumed in connection with the Company’s property acquisitions. The debt premiums and discounts are amortized to interest expense over the term of the related loans using the effective-interest method. As of September 30, 2006 and December 31, 2005, net unamortized debt premiums were $6.8 million and $4.4 million,  respectively,  and net unamortized debt discounts were  $0.5 million  and  $-0-, respectively. Debt premiums and discounts are included in secured debt on the accompanying consolidated balance sheets.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Third Party Development Services Costs

Costs associated with the pursuit of third party development and construction management contracts are expensed as incurred, until such time that management believes it is probable the contract will be executed. To the extent such costs will be reimbursed from a third party, those costs are capitalized and included in other assets on the accompanying consolidated balance sheets. If the costs will not be reimbursed, they are deferred and recognized in relation to the revenues earned on executed contracts. Management evaluates the status of awarded projects on a periodic basis and expenses any deferred costs related to projects whose current status indicates the costs may not provide future value to the Company in the form of revenues. Such write-offs are included in third party development and management services expenses on the accompanying consolidated statements of operations. As of September 30, 2006, the Company has deferred approximately $3.8 million in pre-development costs related to awarded projects that have not yet commenced construction. Such costs are included in other assets in the accompanying consolidated balance sheets.

Stock-Based Compensation

The Company accounts for equity based awards in accordance with SFAS No. 123 (R), Share-Based Payment. Accordingly, the Company has recognized compensation expense related to certain restricted stock grants (see Note 9) over the underlying vesting periods of approximately $0.2 million and $0.1 million during the three months ended September 30, 2006 and 2005, respectively, and $0.6 million and $0.3 million during the nine months ended September 30, 2006 and 2005, respectively.

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

Other Nonoperating Income

Other nonoperating income of approximately $0.4 million for the nine months ended September 30, 2005 consists of a gain recognized related to insurance proceeds received for a fire that occurred at one of the Company’s owned off-campus properties in 2003.

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

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of the elements used in calculating basic and diluted income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Basic net (loss) income per share calculation:
Loss from continuing operations	$(1,889)	$(681)	$(1,662)	$(1,422)
Discontinued operations	278	85	1,648	7,226
Net (loss) income	$(1,611)	$(596)	$(14)	$5,804

Loss from continuing operations - per share	$(0.10)	$(0.04)	$(0.09)	$(0.10)
Income from discontinued operations - per share	$0.01	$-	$0.09	$0.51
Net (loss) income - per share	$(0.09)	$(0.04)	$-	$0.41

Basic weighted average common shares outstanding	18,218,128	17,005,462	17,553,627	14,100,631

Diluted net (loss) income per share calculation:
Loss from continuing operations	$(1,889)	$(681)	$(1,662)	$(1,422)
Series A Preferred Unit distributions	46	-	107	-
(Loss) income allocated to Common Units	(227)	(1)	(416)	74
Loss from continuing operations, as adjusted	(2,070)	(682)	(1,971)	(1,348)
Discontinued operations	278	85	1,648	7,226
Net (loss) income, as adjusted	$(1,792)	$(597)	$(323)	$5,878

Loss from continuing operations - per share	$(0.10)	$(0.04)	$(0.10)	$(0.09)
Income from discontinued operations - per share	$0.01	$0.01	$0.08	$0.50
Net (loss) income - per share	$(0.09)	$(0.03)	$(0.02)	$0.41

Basic weighted average common shares outstanding	18,218,128	17,005,462	17,553,627	14,100,631
Common Units	2,202,185	121,000	1,753,826	121,000
Series A Preferred Units	114,963	-	90,118	-
Diluted weighted average common shares outstanding (1)	20,535,276	17,126,462	19,397,571	14,221,631

(1)
Weighted average restricted stock awards are excluded from diluted weighted average common shares outstanding for the three and nine months ended September 30, 2006 and 2005 because they would be anti-dilutive due to the Company’s loss position for these periods.

3. Property Acquisitions

On March 1, 2006, the Company completed the acquisition of a portfolio of 13 student housing properties (the “Royal Portfolio”) pursuant to a contribution and sale agreement with contributors affiliated with Royal Properties for a contribution value of $244.3 million, which was paid as follows: (i) the issuance to certain partners of the contributors of approximately 2.1 million Common Units valued at $23.50 per unit and approximately 0.1 million Series A Preferred Units valued at $26.75 per unit (See Note 7); (ii) the assumption of $123.6 million of fixed-rate mortgage debt (see Note 8); and (iii) the remainder in cash and promissory notes. As of September 30, 2006, as anticipated, the Company has incurred an additional $4.9 million in closing costs and other external acquisition costs related to this acquisition.

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

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The acquired properties’ results of operations have been included in the accompanying consolidated statements of operations since the acquisition date. The following pro forma information for the three and nine months ended September 30, 2006 and 2005 presents consolidated information for the Company as if the property acquisitions discussed above, the 2005 acquisitions and the July 2005 and September 2006 equity offerings had occurred at the beginning of the earliest period presented. The unaudited pro forma information is provided for informational purposes only and is not indicative of results that would have occurred or which may occur in the future:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Total revenues	$30,859	$28,110	$90,546	$80,211
Net (loss) income	$(1,101)	$(1,851)	$1,673	$1,782
Net (loss) income per share - basic	$(0.05)	$(0.08)	$0.07	$0.08
Net (loss) income per share - diluted	$(0.05)	$(0.07)	$0.05	$0.07

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

In August 2006, in accordance with the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), management classified The Village on University as Owned Off Campus Property - Held for Sale. The disposition of this property is expected to be consummated in the fourth quarter of 2006.

The related net income or loss of the aforementioned properties is reflected in the accompanying consolidated statements of operations as discontinued operations for the periods presented in accordance with SFAS 144. Below is a summary of the results of operations of University Village - San Bernardino through its disposition date as well as the results of operations of The Village on University for all periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Total revenues	$991	$1,029	$3,739	$3,652
Total operating expenses	(716)	(944)	(2,094)	(2,309)
Operating income	275	85	1,645	1,343
Total nonoperating income	3	-	3	-
Net income	$278	$85	$1,648	$1,343

5. Investments in Owned Off-Campus Properties

Owned off-campus properties consisted of the following:

	September 30, 2006	December 31, 2005
Land	$75,270	$46,510
Buildings and improvements	577,906	330,380
Furniture, fixtures and equipment	28,850	17,119
Construction in progress	43,184	18,962
	725,210	412,971
Less accumulated depreciation	(41,050)	(28,213)
Owned off-campus properties, net	$684,160	$384,758

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Pursuant to the Leases, in the event the leasehold estates do not achieve Financial Break Even (defined as revenues less operating expenses, excluding management fees, less debt service), the applicable Lessor would be required to make a rental payment, also known as the Contingent Payment, sufficient to achieve Financial Break Even. The Contingent Payment provision remains in effect until such time as any financing placed on the facilities would receive an investment grade rating without the Contingent Payment provision. In the event that the Lessor is required to make a Contingent Payment, future net cash flow distributions would be first applied to repay such Contingent Payments and then to unpaid management fees prior to normal distributions. Beginning in November 1999 and December 2002, as a result of the debt financing on the facilities achieving investment grade ratings without the Contingent Payment provision, the Texas A&M University System is no longer required to make Contingent Payments under either the Prairie View A&M University Village or University College Leases. In August 2006, Texas A&M International University made a Contingent Payment to achieve Financial Break Even under the Texas A&M International University Lease. The Contingent Payment obligation continues to be in effect for the Texas A&M International University and University of Houston leases.

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

On-campus participating properties are as follows:

			Historical Cost
Lessor/University	Lease Commencement	Required Debt Repayment (1)	September 30, 2006	December 31, 2005
Texas A&M University System / Prairie View A&M University (2)	2/1/96	9/1/23	$38,229	$38,037
Texas A&M University System / Texas A&M International	2/1/96	9/1/23	5,994	5,920
Texas A&M University System / Prairie View A&M University (3)	10/1/99	8/31/25 / 8/31/28	23,862	23,777
University of Houston System / University of Houston (4)	9/27/00	8/31/35	34,599	34,603
			102,684	102,337
Less accumulated amortization			(25,051)	(21,967)
On-campus participating properties, net			$77,633	$80,370

(1)	Represents the effective lease termination date. The Leases terminate upon the earlier to occur of the final repayment of the related debt or the end of the contractual lease term.

(2)	Consists of three phases placed in service between 1996 and 1998.

(3)	Consists of two phases placed in service in 2000 and 2003.

(4)	Consists of two phases placed in service in 2001 and 2005.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Income or loss allocated to minority interests on the Company’s consolidated statements of operations includes the Series A Preferred Unit distributions as well as the pro rata share of the Operating Partnership’s net income or loss allocated to Common Units. The Common Unitholders’ minority interest in the Operating Partnership is reported at an amount equal to their ownership percentage of the net equity of the Operating Partnership at the end of each reporting period. As of September 30, 2006, approximately 9% of the equity interests of the Operating Partnership was held by persons affiliated with Royal Properties and certain current and former members of management in the form of Common Units and Series A Preferred Units. As of December 31, 2005, approximately 0.7% of the equity interests of the Operating Partnership was held by certain current and former members of management in the form of Common Units.

Minority interests also include the equity interests of unaffiliated joint venture partners in three joint ventures. Two of the joint ventures own and operate the Company’s Callaway House and University Village at Sweet Home owned-off campus properties, which are located near the campuses of Texas A&M University and the State University of New York - Buffalo, respectively. The other joint venture was formed to develop, own, and operate the Company’s University Centre owned off-campus property, which is currently under development and is located near the campuses of Rutgers University, New Jersey Institute of Technology and Essex County Community College.

8. Debt

A summary of the Company’s outstanding consolidated indebtedness, including unamortized debt premiums and discounts, is as follows:

	September 30, 2006	December 31, 2005
Debt secured by owned off-campus properties:
Mortgage loans payable	$316,204	$195,871
Construction loan payable	12,782	-
	328,986	195,871
Debt secured by on-campus participating properties:
Mortgage loans payable	16,584	16,786
Construction loan payable	16,852	16,411
Bonds payable	56,675	58,215
	90,111	91,412
Unamortized debt premiums, net of discounts	6,324	4,363
Total debt	$425,421	$291,646

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Loans Assumed or Entered Into in Conjunction with Property Acquisitions

In connection with the March 1, 2006 acquisition of the Royal Portfolio (see Note 3), the Company assumed approximately $123.6 million of fixed-rate mortgage debt. At the time of assumption, the debt had a weighted average interest rate of 5.95% and an average term to maturity of 6.3 years. Upon assumption of this debt, the Company recorded debt premiums of approximately $2.9 million, net of discounts, to reflect the estimated fair value of the debt assumed. These mortgage loans are secured by the related properties.

Revolving Credit Facility

On August 17, 2006, the Operating Partnership amended and restated its $100 million revolving credit facility to increase the size of the facility to $115 million, which may be expanded by up to an additional $110 million upon the satisfaction of certain conditions. The maturity date was extended two years to August 17, 2009 and the Company continues to guarantee the Operating Partnership’s obligations under the facility.

Availability under the revolving credit facility is limited to an "aggregate borrowing base amount" equal to the lesser of (i) 65% of the value of certain properties, calculated as set forth in the credit facility, and (ii) the adjusted net operating income from these properties divided by a formula amount. The facility bears interest at a variable rate, at the Company’s option, based upon a base rate or one-, two-, three-, or six-month LIBOR plus, in each case, a spread based upon the Company’s total leverage. Additionally, the Company is required to pay an unused commitment fee ranging from 0.15% to 0.20% per annum, depending on the aggregate unused balance. In September 2006, the Company paid off the entire balance on the revolving credit facility using proceeds from its September 15, 2006 equity offering (see Note 1). As of September 30, 2006, the total availability under the facility (subject to the satisfaction of certain financial covenants) totaled approximately $113.8 million.

The terms of the facility include certain restrictions and covenants, which limit, among other items, the incurrence of additional indebtedness, liens, and the disposition of assets. The facility contains customary affirmative and negative covenants and also contains financial covenants that, among other things, require the Company to maintain certain minimum ratios of "EBITDA" (earnings before interest, taxes, depreciation and amortization) to fixed charges. The Company may not pay distributions that exceed 100% of funds from operations for any four consecutive quarters. The financial covenants also include consolidated net worth and leverage ratio tests. As of September 30, 2006, the Company was in compliance with all such covenants.

Construction Loan Activity

In connection with the September 15, 2006 equity offering, the Company paid off the entire $20.2 million balance of the construction loan for Callaway Villas, an owned off-campus property which completed construction and opened for occupancy in August 2006.

The development and construction of University Centre, an owned off-campus property scheduled to complete construction in Summer 2007 and open for occupancy in Fall 2007, is partially financed with a construction loan. The loan amount is $45.5 million and the Company began making draws on this loan in July 2006. As of September 30, 2006, the balance outstanding on the construction loan totaled $12.8 million, bearing interest at a rate of 6.83%.

9. Incentive Award Plan

The Company has adopted the 2004 Incentive Award Plan (the “Plan”). The Plan provides for the grant to selected employees and directors of the Company and the Company’s affiliates of stock options, RSUs, RSAs, and other stock-based incentive awards. The Company has reserved a total of 1,210,000 shares of the Company’s common stock for issuance pursuant to the Plan, subject to certain adjustments for changes in the Company’s capital structure, as defined in the Plan. As of September 30, 2006, the Company has issued 622,680 awards under the Plan. A summary of the Company’s stock-based incentive awards under the Plan as of September 30, 2006 and changes during the nine months ended September 30, 2006, is presented below:

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Common Units	Restricted Stock Units (RSUs)	Restricted Stock Awards (RSAs)	Outperformance Bonus Plan	Total
Outstanding at December 31, 2005	121,000	14,375	45,868	367,682	548,925
Granted (1) (2)	-	6,180	69,966	-	76,146
Vested	-	-	(12,194)	-	(12,194)
Forfeited	-	-	(2,391)	-	(2,391)
Converted to common shares	(8,000)	-	-	-	(8,000)
Outstanding at September 30, 2006	113,000	20,555	101,249	367,682	602,486
Vested at September 30, 2006	113,000	20,555	12,194	-	145,749

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

(2)
On January 31, 2006, the Company granted 69,966 RSAs to its executive officers and certain employees that vest in equal annual installments over five years. Unvested awards are forfeited upon the termination of an individual’s employment with the Company. Each recipient of RSAs receives dividends, as declared by the Company’s Board of Directors, on unvested RSAs provided that such recipient continues to be an employee of the Company.

10.   Interest Rate Hedges

In connection with the December 2003 extension of a construction loan payable for Cullen Oaks, an on-campus participating property, the Company’s predecessor entered into an interest rate swap (effective December 15, 2003 through November 15, 2008) that was designated to hedge its exposure to fluctuations on interest payments attributed to changes in interest rates associated with payments on its advancing construction loan payable. Under the terms of the interest rate swap agreement, the Company pays a fixed rate of 5.5% and receives a floating rate of LIBOR plus 1.9%. The interest rate swap had an estimated fair value of approximately $0.5 million at both September 30, 2006 and December 31, 2005 and is reflected in other assets in the accompanying consolidated balance sheets.

The Company does not expect to reclassify a material amount of net gains on hedge instruments from accumulated other comprehensive income to earnings in 2006. Ineffectiveness resulting from the Company’s hedges is not material.

11. Commitments and Contingencies

Commitments

Development-related guarantees: The Company commonly provides alternate housing and project cost guarantees, subject to force majeure. These guarantees are typically limited, on an aggregate basis, to the amount of the projects’ related development fees or a contractually agreed-upon maximum exposure amount. Alternate housing guarantees typically expire five days after construction is complete and generally require the Company to provide substitute living quarters and transportation for students to and from the university if the project is not completed by an agreed-upon completion date. Project cost guarantees hold the Company responsible for the cost of a project in excess of an approved budget. The budget consists primarily of costs included in the general contractors’ guaranteed maximum price contract (“GMP”). In most cases, the GMP obligates the general contractor, subject to force majeure and approved change orders, to provide completion date guarantees and to cover cost overruns and liquidated damages. In addition, the GMP is typically secured with payment and performance bonds. Project cost guarantees expire upon completion of certain developer obligations, which normally expire within one year after completion of the project.

On two completed projects, the Company has guaranteed losses up to $6.0 million in excess of the development fee if the loss is due to any failure of the Company to maintain, or cause its professionals to maintain, required insurance for a period of five years after completion of the projects (August 2009 and August 2011, respectively).

The Company’s estimated maximum exposure amount under the above guarantees is approximately $13.7 million.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At September 30, 2006, management does not anticipate any material deviations from schedule or budget related to third party development projects currently in progress.  The Company has estimated the fair value of guarantees entered into or modified after December 31, 2002, the effective date of FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, to be immaterial.

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

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Owned Off-Campus Properties
Rental revenues	$24,668	$14,411	$65,680	$39,490
Interest income	79	2	127	52
Total revenues from external customers	24,747	14,413	65,807	39,542
Operating expenses before depreciation and amortization	13,105	7,601	31,402	18,584
Interest expense	5,113	3,290	13,788	9,008
Insurance gain	-	-	-	430
Operating income before depreciation and amortization, minority
interests and allocation of corporate overhead	$6,529	$3,522	$20,617	$12,380
Depreciation and amortization	$5,563	$2,996	$15,201	$8,418
Capital expenditures	$26,260	$13,711	$66,209	$39,032
Total segment assets at September 30,	$710,141	$393,736	$710,141	$393,736

On-Campus Participating Properties
Rental revenues	$3,971	$3,637	$13,450	$12,263
Interest income	102	53	255	105
Total revenues from external customers	4,073	3,690	13,705	12,368
Operating expenses before depreciation, amortization, and
ground/facility leases	2,305	2,032	6,217	5,635
Ground/facility leases	238	245	676	697
Interest expense	1,638	1,403	4,838	4,103
Operating (loss) income before depreciation and amortization, minority
interests and allocation of corporate overhead	$(108)	$10	$1,974	$1,933
Depreciation and amortization	$1,037	$913	$3,083	$2,675
Capital expenditures	$275	$5,330	$395	$16,280
Total segment assets at September 30,	$88,735	$92,484	$88,735	$92,484

Development Services
Development and construction management fees from
external customers	$1,729	$2,017	$4,463	$3,994
Intersegment revenues	-	15	-	173
Total revenues	1,729	2,032	4,463	4,167
Operating expenses	1,150	1,057	3,618	2,929
Operating income before depreciation and amortization,
minority interests and allocation of corporate overhead	$579	$975	$845	$1,238
Total segment assets at September 30,	$6,275	$2,272	$6,275	$2,272

Property Management Services
Property management fees from external customers	$491	$783	$1,844	$2,055
Intersegment revenues	862	614	2,535	1,866
Total revenues	1,353	1,397	4,379	3,921
Operating expenses	577	501	1,865	1,367
Operating income before depreciation and amortization, minority
interests and allocation of corporate overhead	$776	$896	$2,514	$2,554
Total segment assets at September 30,	$1,296	$1,652	$1,296	$1,652

Reconciliations
Total segment revenues	$31,902	$21,532	$88,354	$59,998
Unallocated interest income earned on corporate cash	113	341	241	341
Elimination of intersegment revenues	(862)	(629)	(2,535)	(2,039)
Total consolidated revenues, including interest income	$31,153	$21,244	$86,060	$58,300
Segment operating income before depreciation, amortization,
minority interests and allocation of corporate overhead	$7,776	$5,403	$25,950	$18,105
Depreciation and amortization, including amortization of deferred
financing costs	7,069	4,333	19,750	12,224
Net unallocated expenses relating to corporate overhead	2,745	1,735	8,064	7,212
Income tax provision	-	(6)	-	(6)
Minority interests	149	(10)	202	(85)
Loss from continuing operations	$(1,889)	$(681)	$(1,662)	$(1,422)
Total segment assets	$806,447	$490,144	$806,447	$490,144
Unallocated corporate assets and assets held for sale	57,982	64,325	57,982	64,325
Total assets	$864,429	$554,469	$864,429	$554,469

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

On September 15, 2006, we completed an equity offering, consisting of the sale of 5,692,500 shares of our common stock at a price per share of $24.60, including the exercise of 742,500 shares issued as a result of the exercise of the underwriters’ overallotment option in full at closing. The offering generated gross proceeds of approximately $140.0 million. The aggregate proceeds, net of the underwriter’s discount and offering costs, were approximately $133.0 million.

As of September 30, 2006, our property portfolio contained 38 student housing properties with approximately 22,700 beds and approximately 7,400 apartment units, consisting of 34 owned off-campus properties that are in close proximity to colleges and universities and four on-campus participating properties operated under ground/facility leases with the related university systems. These communities contain modern housing units, offer resort-style amenities and are supported by a resident assistant system and other student-oriented programming.

Through the TRS, we also provide construction management and development services for student housing properties owned by colleges and universities, charitable foundations, and others. As of September 30, 2006, we provided third party management and leasing services for 15 student housing properties (9 of which we served as the third party developer and construction manager) that represented approximately 9,300 beds in approximately 3,200 units. Third party management and leasing services are typically provided pursuant to multi-year management contracts that have initial terms that range from one to five years. As of September 30, 2006, our total owned and managed portfolio included 53 properties with approximately 32,000 beds in approximately 10,600 units.

Third-Party Development Services

Our third-party development and construction management services as of September 30, 2006 consisted of three projects under contract and currently in progress with fees ranging from $0.7 million to $2.1 million. As of September 30, 2006, fees of approximately $2.0 million remained to be earned by us with respect to these projects, which have scheduled completion dates of August 2007 through July 2008. In addition, as of September 30, 2006, we had been awarded three projects which have not yet commenced construction.

We completed four projects in August 2006 with a total of approximately 2,800 beds in approximately 900 units, and earned approximately $6.1 million of fees for these four projects over a period of approximately 22 months.

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

Owned Development Activities

Callaway Villas: In August 2006, we completed the final stages of construction on this owned off-campus property, which contains 704 beds in 236 units. Total development costs incurred for the project were approximately $37.5 million.

University Centre: As of September 30, 2006, our University Centre (formerly Village at Newark) owned off-campus property was under construction with total development costs estimated to be approximately $74.4 million. The project is scheduled to complete construction in Summer 2007 and open for occupancy in Fall 2007 in connection with the commencement of the 2007/2008 academic year. As of September 30, 2006, the project was approximately 64% complete and we estimate that remaining development costs will be approximately $32.8 million. As of September 30, 2006, we have funded $25.5 million of the project’s development costs internally, with the remaining development costs to be funded through a construction loan.

Acquisitions

On March 1, 2006, we completed the acquisition of a portfolio of 13 student housing properties (the “Royal Portfolio”) pursuant to a contribution and sale agreement with contributors affiliated with Royal Properties for a contribution value of $244.3 million, which was paid as follows: (i) the issuance to certain partners of the contributors of approximately 2.1 million Common Units valued at $23.50 per unit and approximately 0.1 million Series A Preferred Units valued at $26.75 per unit; (ii) the assumption of $123.6 million of fixed-rate mortgage debt; and (iii) the remainder in cash and promissory notes. As of September 30, 2006, as anticipated, we have incurred an additional $4.9 million in closing costs and other external acquisition costs related to this acquisition.

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

Property Operations

As of September 30, 2006, our property portfolio consisted of the following:

PROPERTY	YEAR ACQUIRED / DEVELOPED (1)	LOCATION	PRIMARY UNIVERSITY SERVED	UNITS	BEDS

Owned off-campus properties:
1. Villas on Apache (2)	1999	Tempe, AZ	Arizona State University Main Campus	111	288
2. The Village at Blacksburg	2000	Blacksburg, VA	Virginia Polytechnic Institute and State University	288	1,056
3. The Village on University(3)	1999	Tempe, AZ	Arizona State University Main Campus	288	918
4. River Club Apartments	1999	Athens, GA	The University of Georgia-Athens	266	794
5. River Walk Townhomes	1999	Athens, GA	The University of Georgia-Athens	100	340
6. The Callaway House	2001	College Station, TX	Texas A&M University	173	538
7. The Village at Alafaya Club	2000	Orlando, FL	The University of Central Florida	228	840
8. The Village at Science Drive	2001	Orlando, FL	The University of Central Florida	192	732
9. University Village at Boulder Creek	2002	Boulder, CO	The University of Colorado at Boulder	82	309
10. University Village at Fresno	2004	Fresno, CA	California State University, Fresno	105	406
11. University Village at TU	2004	Philadelphia, PA	Temple University	220	749
12. University Club Tallahassee	2005	Tallahassee, FL	Florida State University	152	608
13. The Grove at University Club	2005	Tallahassee, FL	Florida State University	64	128
14. College Club Tallahassee	2005	Tallahassee, FL	Florida A&M University	96	384
15. The Greens at College Club	2005	Tallahassee, FL	Florida A&M University	40	160
16. University Club Gainesville	2005	Gainesville, FL	University of Florida	94	376
17. City Parc at Fry Street	2005	Denton, TX	University of North Texas	136	418
18. The Estates	2005	Gainesville, FL	University of Florida	396	1,044
19. University Village at Sweet Home	2005	Amherst, NY	State University of New York - Buffalo	269	828
20. Entrada Real	2006	Tucson, AZ	University of Arizona	98	363
21. Royal Oaks	2006	Tallahassee, FL	Florida State University	82	224
22. Royal Pavilion	2006	Tallahassee, FL	Florida State University	60	204
23. Royal Village Tallahassee	2006	Tallahassee, FL	Florida State University	75	288
24. Royal Village Gainesville	2006	Gainesville, FL	University of Florida	118	448
25. Northgate Lakes	2006	Orlando, FL	The University of Central Florida	194	710
26. Royal Lexington	2006	Lexington, KY	University of Kentucky	94	364
27. The Woods at Greenland	2006	Murfreesboro, TN	Middle Tennessee State University	78	276
28. Raiders Crossing	2006	Murfreesboro, TN	Middle Tennessee State University	96	276
29. Raiders Pass	2006	Lubbock, TX	Texas Tech University	264	828
30. Aggie Station	2006	College Station, TX	Texas A&M University	156	450
31. The Outpost San Marcos	2006	San Marcos, TX	Texas State University - San Marcos	162	486
32. The Outpost San Antonio	2006	San Antonio, TX	University of Texas - San Antonio	276	828
33. Callaway Villas (4)	2006	College Station, TX	Texas A&M University	236	704
34. University Centre (5)	2007	Newark, NJ	Rutgers University, NJIT, Essex CCC	234	838
Total owned off-campus properties				5,523	18,203

PROPERTY	YEAR ACQUIRED / DEVELOPED (1)	LOCATION	PRIMARY UNIVERSITY SERVED	UNITS	BEDS

On-campus participating properties:
35. University Village—PVAMU	1996 / 97 / 98	Prairie View, TX	Prairie View A&M University	612	1,920
36. University College—PVAMU	2000 / 2003	Prairie View, TX	Prairie View A&M University	756	1,470
37. University Village—TAMIU	1997	Laredo, TX	Texas A&M International University	84	252
38. Cullen Oaks - Phase I and II	2001 / 2005	Houston, TX	The University of Houston	411	879
Total on-campus participating properties				1,863	4,521

Total - all properties				7,386	22,724

(1)	As of September 30, 2006, the average age of our operating properties was approximately 6.5 years.

(2)	Villas on Apache (formerly Commons on Apache) was reconfigured from 444 beds to 288 beds in August 2006.

(3)	This property is expected to be sold in the fourth quarter 2006.

(4)	Construction was completed and property commenced operations in August 2006.

(5)	Formerly Village at Newark. Currently under development - scheduled to complete construction in Summer 2007 and open for occupancy in Fall 2007.

Results of Operations

Comparison of the Three Months Ended September 30, 2006 and September 30, 2005

The following table presents our results of operations for the three months ended September 30, 2006 and 2005, including the amount and percentage change in these results between the two periods:

	Three Months Ended September 30,
	2006	2005	Change ($)	Change (%)
Revenues:
Owned off-campus properties	$24,340	$14,155	$10,185	72.0%
On-campus participating properties	3,971	3,637	334	9.2%
Third party development services	1,729	2,017	(288)	(14.3%)
Third party management services	491	783	(292)	(37.3%)
Resident services	328	256	72	28.1%
Total revenues	30,859	20,848	10,011	48.0%

Operating Expenses:
Owned off-campus properties	13,178	7,696	5,482	71.2%
On-campus participating properties	2,455	2,173	282	13.0%
Third party development and management services	1,338	1,609	(271)	(16.8%)
General and administrative	1,468	1,534	(66)	(4.3%)
Depreciation and amortization	6,735	4,015	2,720	67.7%
Ground/facility leases	238	245	(7)	(2.9%)
Total operating expenses	25,412	17,272	8,140	47.1%

Operating income	5,447	3,576	1,871	52.3%

Nonoperating income and (expenses):
Interest income	294	396	(102)	(25.8%)
Interest expense	(7,445)	(4,319)	(3,126)	72.4%
Amortization of deferred financing costs	(334)	(318)	(16)	5.0%
Total nonoperating expenses	(7,485)	(4,241)	(3,244)	76.5%

Loss before income taxes, minority interests, and discontinued operations	(2,038)	(665)	(1,373)	206.5%
Income tax provision	-	(6)	6	(100.0%)
Minority interests	149	(10)	159	(1590.0%)
Loss from continuing operations	(1,889)	(681)	(1,208)	177.4%
Discontinued operations:
Income attributable to discontinued operations	278	85	193	227.1%
Total discontinued operations	278	85	193	227.1%
Net loss	$(1,611)	$(596)	$(1,015)	170.3%

                   Owned Off-Campus Properties Operations

Revenues from our owned off-campus properties for the three months ended September 30, 2006 compared with the same period in 2005 increased by $10.2 million primarily due to the acquisition of the Royal Portfolio on March 1, 2006 and the completion of construction and opening of University Village at Sweet Home in August 2005 and Callaway Villas in August 2006. Operating expenses increased approximately $5.5 million for the three months ended September 30, 2006 compared with the same period in 2005, primarily due to the same factors which affected the increase in revenues.

New Property Operations. On March 1, 2006, we acquired the Royal Portfolio, which consists of 13 properties containing 5,745 beds located in Florida, Texas, Tennessee, Arizona and Kentucky. In addition, in August 2005 we completed construction of and opened an 828-bed property serving the State University of New York - Buffalo and in August 2006 we completed construction of and opened a 704-bed property serving Texas A&M University. These new properties contributed $9.6 million of additional revenues and $5.1 million of additional operating expenses during the three months ended September 30, 2006 as compared to the three months ended September 30, 2005.

Same Store Property Operations (Excluding New Property Activity). We had 17 properties containing 9,170 beds which were operating during both the three months ended September 30, 2006 and 2005, excluding The Village on University, which is classified as discontinued operations (see below). These properties produced revenues of $14.3 million and $13.7 million during the three months ended September 30, 2006 and 2005, respectively, an increase of $0.6 million. This increase was primarily due to an increase in average rental rates during the three months ended September 30, 2006 as compared to the same period in 2005, offset by a slight decrease in average occupancy rates from 95.8% during the three months ended September 30, 2005 to 95.6% during the three months ended September 30, 2006. Future revenues will be dependent on, among other items, our ability to maintain our current leases in effect for the 2006/2007 academic year and our ability to obtain appropriate rental rates and desired occupancy for the 2007/2008 academic year at our various properties during our leasing period, which typically begins in January and ends in August.

At these existing properties, operating expenses were $7.9 million and $7.5 million during the three months ended September 30, 2006 and 2005, respectively, an increase of $0.4 million. This increase was primarily due to increases in utilities, insurance costs and property taxes. We anticipate that operating expenses for the full year 2006 will increase slightly as compared with 2005 as a result of expected increases in insurance costs, utility costs, property taxes and general inflation.

On-Campus Participating Properties (“OCPP”) Operations

New Property Operations. In August 2005, we completed construction of and opened an additional phase of our Cullen Oaks property, consisting of 180 units and 354 beds. This additional phase contributed approximately $0.2 million of additional revenues and approximately $0.2 million of additional operating expenses during the three months ended September 30, 2006.

Same Store OCPP Operations. We had four on-campus participating properties containing 4,167 beds which were operating during both the three month periods ended September 30, 2006 and 2005. Revenues from our same store on-campus participating properties increased to $3.5 million during the three months ended September 30, 2006 from $3.4 million for the three months ended September 30, 2005, an increase of $0.1 million. This increase was primarily due to an increase in average rental rates during the three months ended September 30, 2006 as compared to the same period in 2005, offset by a slight decrease in average occupancy rates from 66.0% during the three months ended September 30, 2005 to 65.7% during the three months ended September 30, 2006. Occupancy at our on-campus participating properties is typically low in the second and third quarter of each calendar year due to the expiration of the 9 month leases at these properties concurrent with the end of the spring semester.

At these existing properties, operating expenses remained relatively constant at $2.2 million and $2.1 million during the three months ended September 30, 2006 and 2005, respectively. We anticipate that operating expenses for the full year 2006 will increase slightly as compared with 2005 as a result of expected increases in insurance costs, utility costs and general inflation.

Third Party Development Services Revenue

Third party development services revenue decreased by $0.3 million from $2.0 million during the three months ended September 30, 2005 to $1.7 million for the three months ended September 30, 2006. This decrease was primarily due to a lower percentage of construction completed during the three months ended September 30, 2006 as compared to the same period in 2005. This decrease was slightly offset by a higher average contractual fee per project during the three months ended September 30, 2006 as compared to the same period in 2005. Of the total contractual fees of the projects in progress during the respective periods, approximately 15% of the total contractual fees were recognized during the three months ended September 30, 2006, as compared to approximately 23% for the three months ended September 30, 2005. We had seven projects in progress during the three months ended September 30, 2006 with an average contractual fee of approximately $1.6 million, as compared to the three months ended September 30, 2005, in which we had eight projects in progress with an average contractual fee of $1.1 million.

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

Third Party Management Services Revenues

Third party management services revenues decreased by $0.3 million for the three months ended September 30, 2006 as compared to the same period in 2005. This decrease was primarily the result of the discontinuation of the Texas State University System management contracts in July 2006, which was slightly offset by the commencement of four management contracts in August 2006. We anticipate that revenues in our third party management segment for the full year 2006 will decrease slightly as compared with 2005, as a result of changes in the portfolio of third-party managed properties.

Third Party Development and Management Services Expenses

Third party development and management services expenses decreased by $0.3 million, from $1.6 million during the three months ended September 30, 2005, to $1.3 million for the three months ended September 30, 2006. This decrease was primarily due to lower expenses incurred during the three months ended September 30, 2006 as compared to the same period in 2005 in relation to the West Virginia University third party development projects. Expenses in our third party development segment in 2006 will be dependent on the level of awards we pursue, and as previously mentioned, any pre-development costs charged against income for projects which did not close.

Depreciation and Amortization

Depreciation and amortization increased by $2.7 million, from $4.0 million during the three months ended September 30, 2005 to $6.7 million for the three months ended September 30, 2006. This increase was due to the acquisition of the Royal Portfolio on March 1, 2006, the opening of one owned off-campus property in August 2005 and one owned off-campus property in August 2006, and the completion of an additional phase at an on-campus participating property in August 2005. In conjunction with the acquisition of the 13-property Royal Portfolio on March 1, 2006 and the seven properties acquired during the first quarter of 2005, a valuation was assigned to in-place leases which was amortized over the remaining lease terms of the acquired leases (generally less than one year). This contributed $0.6 million and $0.2 million of additional depreciation and amortization expense for the three months ended September 30, 2006 and 2005, respectively, an increase of $0.4 million. We expect depreciation and amortization for the full year 2006 to increase significantly from 2005 levels primarily due to 2006 acquisitions, additional depreciation on the owned off-campus property that opened in August 2006 and a full year of depreciation on properties acquired and placed into service in 2005.

Interest Expense

Interest expense increased $3.1 million, from $4.3 million during the three months ended September 30, 2005, to $7.4 million for the three months ended September 30, 2006. This increase was primarily due to additional interest incurred during the three months ended September 30, 2006 associated with debt assumed in connection with the previously mentioned Royal Portfolio acquisition, net of the amortization of debt premiums and discounts recorded to reflect the market value of debt assumed. In addition, we incurred additional interest expense on our revolving credit facility as a result of an increase in the weighted average balance from $3.8 million to $70.6 million for the three months ended September 30, 2005 and 2006, respectively, and an increase in the weighted average interest rate incurred under the facility from 5.06% to 6.85% for the three months ended September 30, 2005 and 2006, respectively. We anticipate that interest expense for the full year 2006 will increase from 2005 levels primarily due to the debt assumed in connection with the previously mentioned property acquisitions.

    Minority Interests

Minority interests increased by $0.2 million for the three months ended September 30, 2006 as compared to the same period in 2005. This increase was primarily due to the issuance of Common Units and Series A Preferred Units in our Operating Partnership on March 1, 2006 in connection with our acquisition of the Royal Portfolio. See Note 7 in the accompanying Notes to Consolidated Financial Statements contained in Item 1 herein for a detailed discussion of Common Units and Series A Preferred Units.

                                    Discontinued Operations

Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), requires, among other items, that the operating results of real estate properties sold or classified as held for sale be included in discontinued operations in the statements of operations for all periods presented.  The Village on University, an owned off-campus property, was classified as held for sale in August 2006 and is therefore included in discontinued operations for the three months ended September 30, 2006 and 2005.

 Comparison of the Nine Months Ended September 30, 2006 and September 30, 2005

The following table presents our results of operations for the nine months ended September 30, 2006 and 2005, including the amount and percentage change in these results between the two periods:

	Nine Months Ended September 30,
	2006	2005	Change ($)	Change (%)
Revenues:
Owned off-campus properties	$64,687	$38,814	$25,873	66.7%
On-campus participating properties	13,450	12,263	1,187	9.7%
Third party development services	4,463	3,994	469	11.7%
Third party management services	1,844	2,055	(211)	(10.3%)
Resident services	993	676	317	46.9%
Total revenues	85,437	57,802	27,635	47.8%

Operating Expenses:
Owned off-campus properties	31,710	18,876	12,834	68.0%
On-campus participating properties	6,660	6,034	626	10.4%
Third party development and management services	4,402	4,646	(244)	(5.3%)
General and administrative	4,879	4,823	56	1.2%
Depreciation and amortization	18,672	11,384	7,288	64.0%
Ground/facility leases	676	697	(21)	(3.0%)
Total operating expenses	66,999	46,460	20,539	44.2%

Operating income	18,438	11,342	7,096	62.6%

Nonoperating income and (expenses):
Interest income	623	498	125	25.1%
Interest expense	(19,847)	(12,761)	(7,086)	55.5%
Amortization of deferred financing costs	(1,078)	(840)	(238)	28.3%
Other nonoperating income	-	430	(430)	(100.0%)
Total nonoperating expenses	(20,302)	(12,673)	(7,629)	60.2%

Loss before income taxes, minority interests, and discontinued operations	(1,864)	(1,331)	(533)	40.0%
Income tax provision	-	(6)	6	(100.0%)
Minority interests	202	(85)	287	(337.6%)
Loss from continuing operations	(1,662)	(1,422)	(240)	16.9%
Discontinued operations:
Income attributable to discontinued operations	1,648	1,343	305	22.7%
Gain from disposition of real estate	-	5,883	(5,883)	(100.0%)
Total discontinued operations	1,648	7,226	(5,578)	(77.2%)
Net (loss) income	$(14)	$5,804	$(5,818)	(100.2%)

                   Owned Off-Campus Properties Operations

Revenues from our owned off-campus properties for the nine months ended September 30, 2006 compared with the same period in 2005 increased by $25.9 million primarily due to the acquisition of the Royal Portfolio on March 1, 2006, the acquisition of seven properties during the first quarter of 2005 and the completion of construction and opening of University Village at Sweet Home in August 2005 and Callaway Villas in August 2006. Operating expenses increased approximately $12.8 million for the nine months ended September 30, 2006 compared with the same period in 2005, primarily due to the same factors which affected the increase in revenues.

New Property Operations. On March 1, 2006, we acquired the Royal Portfolio and on various dates during the three months ended March 31, 2005, we acquired seven properties containing 3,118 beds located in Florida and Texas. In addition, in August 2005 we completed construction of and opened an 828-bed property serving the State University of New York - Buffalo and in August 2006 we completed construction of and opened a 704-bed property serving Texas A&M University. These new properties contributed $25.5 million of additional revenues and $12.8 million of additional operating expenses during the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005.

Same Store Property Operations (Excluding New Property Activity). We had 10 properties containing 6,052 beds which were operating during both the nine month periods ended September 30, 2006 and 2005, excluding The Village on University, which is classified as discontinued operations (see below). These properties produced revenues of $28.9 million and $28.2 million during the nine month periods ended September 30, 2006 and 2005, respectively, an increase of $0.7 million. This increase was primarily due to an increase in average rental rates during the nine months ended September 30, 2006 as compared to the same period in 2005, as well as the improved lease up for the 2006/07 academic year, which resulted in average occupancy rates increasing to 95.7% during the nine months ended September 30, 2006 from 95.3% during the nine months ended September 30, 2005.

At these existing properties, operating expenses remained relatively constant at $12.7 million for the nine months ended September 30, 2006, as compared to $12.6 million for the same period in 2005.

                   On-Campus Participating Properties (“OCPP”) Operations

New Property Operations. In August 2005, we completed construction of and opened an additional phase at our Cullen Oaks property, consisting of 180 units and 354 beds. This additional phase contributed approximately $1.3 million of additional revenues and approximately $0.6 million of additional operating expenses during the nine months ended September 30, 2006.

Same Store OCPP Operations. We had four on-campus participating properties containing 4,167 beds which were operating during both the nine month periods ended September 30, 2006 and 2005. Revenues from our same store on-campus participating properties decreased to $11.9 million during the nine months ended September 30, 2006 from $12.0 million for the nine months ended September 30, 2005, a decrease of $0.1 million. This decrease was primarily due to a decrease in average occupancy rates from 66.7% during the nine months ended September 30, 2005 to 64.4% during the nine months ended September 30, 2006, offset by an increase in average rental rates during the nine months ended September 30, 2006 as compared to the same period in 2005. Occupancy at our on-campus participating properties is typically low in the second and third quarter of each calendar year due to the expiration of the 9 month leases at these properties concurrent with the end of the spring semester.

At these existing properties, operating expenses remained relatively constant at $6.0 million and $5.9 million for the nine months ended September 30, 2006 and 2005, respectively.

                   Third Party Development Services Revenue

Third party development services revenue increased by $0.5 million from $4.0 million during the nine months ended September 30, 2005 to $4.5 million for the nine months ended September 30, 2006. This increase was primarily due to a higher average contractual fee per project during the nine months ended September 30, 2006 as compared to the same period in 2005. This increase was slightly offset by a decrease in the percentage of construction completed during the nine months ended September 30, 2006 as compared to the same period in 2005. We had eight projects in progress during the nine months ended September 30, 2006 with an average contractual fee of approximately $1.6 million, as compared to the nine months ended September 30, 2005 in which we had eight projects in progress with an average contractual fee of $1.1 million. As an offset to the factors discussed above, a lower percentage of the contractual fees was recognized during the nine months ended September 30, 2006 as compared to the same period in 2005. Of the total contractual fees of the projects in progress during the respective periods, approximately 35% of the total contractual fees was recognized during the nine months ended September 30, 2006, compared to approximately 48% for the nine months ended September 30, 2005.

                   Resident Services

Resident services revenue represents revenue earned by our TRS related to the provision of certain services to residents at our properties, such as food service, housekeeping, and resident programming activities. Revenue from resident services increased by $0.3 million, to $1.0 million during the nine months ended September 30, 2006, as compared to $0.7 million during the nine months ended September 30, 2005. This increase was primarily due to additional revenue earned during the nine months ended September 30, 2006 from the acquired properties discussed above and the completion of construction and opening of University Village at Sweet Home in August 2005 and Callaway Villas in August 2006. We anticipate that resident services revenue will continue to increase in 2006 as compared to 2005 as additional revenues are generated from the timing of acquisitions and development properties placed into service.

                   General and Administrative

General and administrative expenses increased approximately $0.1 million from $4.8 million during the nine months ended September 30, 2005, to $4.9 million for the nine months ended September 30, 2006. This increase was primarily due to an increase in payroll and other related costs as a result of overall increases in corporate staffing levels due to recent growth in our owned off-campus portfolio from the property acquisitions completed in 2006 and 2005. The increase in payroll and other related costs was offset by a $0.4 million compensation charge recorded in April 2005 to reflect a separation agreement entered into with a former executive officer. General and administrative expenses for the full year 2006 will be dependent on expenditures required to maintain the growth of the company, on-going monitoring and compliance costs related to internal controls, the level of cash incentive awarded based on the financial results of the company and general inflation.

                   Depreciation and Amortization

Depreciation and amortization increased by $7.3 million, from $11.4 million during the nine months ended September 30, 2005 to $18.7 million for the nine months ended September 30, 2006. This increase was due to the acquisition of the Royal Portfolio on March 1, 2006, the acquisition of seven properties during the nine months ended September 30, 2005, the opening of one owned off-campus property in August 2005 and one owned off-campus property in August 2006, and the completion of an additional phase at an on-campus participating property in August 2005. In conjunction with the acquisition of the 13-property Royal Portfolio on March 1, 2006 and the seven properties acquired during the first quarter of 2005, a valuation was assigned to in-place leases which was amortized over the remaining lease terms of the acquired leases (generally less than one year). This contributed $2.3 million and $1.1 million of additional depreciation and amortization expense for the nine months ended September 30, 2006 and 2005, respectively, an increase of $1.2 million.

Amortization of deferred financing costs increased $0.2 million from $0.9 million to $1.1 million for the nine months ended September 30, 2005 and 2006, respectively. This increase was primarily due to debt assumed in connection with the previously mentioned Royal Portfolio acquisition and additional finance costs incurred in June 2005 related to an amendment to our revolving credit facility. This increase was slightly offset by a decrease related to the August 2006 amendment to our revolving credit facility, which extended the term of the facility through August 2009.

                   Interest Income

Interest income increased by $0.1 million, from $0.5 million during the nine months ended September 30, 2005 to $0.6 million for the nine months ended September 30, 2006. This increase was primarily due to higher interest rates in 2006 which resulted in more interest earned on cash and cash equivalents and restricted cash.

                   Interest Expense

Interest expense increased $7.1 million from $12.8 million to $19.9 million for the nine months ended September 30, 2005 and 2006, respectively. This increase was primarily due to additional interest incurred during the nine months ended September 30, 2006 associated with debt assumed in connection with the previously mentioned 2006 and 2005 acquisitions, net of the amortization of debt premiums and discounts recorded to reflect the market value of debt assumed. In addition, we incurred additional interest expense on our revolving credit facility as a result of an increase in the weighted average balance from $18.0 million to $55.0 million for the nine months ended September 30, 2005 and 2006, respectively, and an increase in the weighted average interest rate incurred under the revolving credit facility from 4.47% to 6.61% for the nine months ended September 30, 2005 and 2006, respectively. We also incurred additional interest in 2006 related to the construction loan incurred to fund the additional phase at an on-campus participating property that opened in August 2005. These increases were offset by an increase in capitalized interest as a result of two owned off-campus properties being under construction during the nine months ended September 30, 2006 as compared to one property being under construction during the nine months ended September 30, 2005.

                   Other Nonoperating Income

Other non-operating income for the nine months ended September 30, 2005 represents a gain of approximately $0.4 million related to insurance proceeds received for a fire that occurred at one of our owned off-campus properties in 2003.

                   Minority Interests

Minority interests increased by $0.3 million for the nine months ended September 30, 2006 as compared to the same period in 2005. This increase was primarily due to the issuance of Common Units and Series A Preferred Units in our Operating Partnership on March 1, 2006 in connection with our acquisition of the Royal Portfolio.

                   Discontinued Operations

Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), requires, among other items, that the operating results of real estate properties sold or classified as held for sale be included in discontinued operations in the statements of operations for all periods presented.  The Village on University, an owned off-campus property, was classified as held for sale in August 2006 and is included in discontinued operations for the nine months ended September 30, 2006 and 2005. In addition, our University Village at San Bernardino property was sold to Cal State University - San Bernardino in January 2005. The net operating loss attributable to this property and the resulting gain on disposition are also included in discontinued operations for the nine months ended September 30, 2005.

Cash Flows

    Comparison of Nine Months Ended September 30, 2006 and September 30, 2005

   Operating Activities

For the nine months ended September 30, 2006, net cash provided by operating activities was $19.3 million, as compared to $15.9 million for the nine months ended September 30, 2005, an increase of $3.4 million.  This change was primarily due to an increase in depreciation and amortization resulting from the acquisition of the Royal Portfolio on March 1, 2006, the acquisition of seven properties during the nine months ended September 30, 2005, the opening of one owned off-campus property and an additional phase at an on-campus participating property in August 2005 and the opening of one owned off-campus property in August 2006.

   Investing Activities

Investing activities utilized $136.7 million and $100.6 million for the nine months ended September 30, 2006 and 2005, respectively. This increase related primarily to proceeds received from the sale of our University Village at San Bernardino property in January 2005 as well as an increase in cash used to fund the construction of our owned off-campus development properties. During the nine months ended September 30, 2006, two owned off-campus properties were under development, of which one was completed and opened for occupancy in August 2006. During the nine months ended September 30, 2005, only one owned off-campus property was under development, which was completed and opened for occupancy in Fall 2005. These increases were offset by development costs incurred during the nine months ended September 30, 2005 on an additional phase of an on-campus participating property that was completed and opened for occupancy in Fall 2005. For the nine months ended September 30, 2006 and 2005, our cash used in investing activities was comprised of the following:

	Nine Months Ended September 30,
	2006	2005
Property acquisitions	$(69,633)	$(72,763)
Property dispositions	-	28,023
Capital expenditures for on-campus participating properties	(395)	(267)
Capital expenditures for owned off-campus properties	(5,690)	(2,980)
Investments in on-campus participating properties under development	-	(16,013)
Renovation expenditures for owned off-campus property	(1,611)	-
Investment in owned off-campus properties under development	(58,908)	(36,052)
Purchase of corporate furniture, fixtures, and equipment	(442)	(520)
Total	$(136,679)	$(100,572)

   Financing Activities

Cash provided by financing activities totaled $124.9 million and $118.1 million for the nine months ended September 30, 2006 and 2005, respectively. The increase in cash provided by financing activities was primarily the result of our equity offering in September 2006 which raised $133.3 million, net of offering costs, as compared to the $96.7 million, net of offering costs, raised in our July 2005 equity offering. In addition, during the nine months ended September 30, 2005, we paid down $11.8 million on our revolving credit facility, net of proceeds received. Paydowns of our revolving credit facility during the nine months ended September 30, 2006, net of proceeds, were $-0-. Proceeds from our revolving credit facility were used to fund our 2005 and 2006 acquisitions, distributions to our common and restricted stockholders, and the construction of our owned off-campus developments. During the nine months ended September 30, 2006, we received $33.5 million of construction loan proceeds, which were used to fund the construction of two of our owned development properties, as compared to $15.1 million of construction loan proceeds received during the nine months ended September 30, 2005 to fund the development of an additional phase at an on-campus participating property. These increases were offset by the receipt of proceeds from a $38.8 million bridge loan during the nine months ended September 30, 2005 and the $20.2 million pay down of a construction loan with proceeds from our September 2006 equity offering. In addition, there was a $3.1 million increase in distributions to common and restricted stockholders during the nine months ended September 30, 2006, as a result of our July 2005 equity offering.

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

The following table reflects the amounts related to our on-campus participating properties included in our consolidated financial statements for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues	$3,971	$3,637	$13,450	$12,263
Direct operating expenses (1)	(2,305)	(2,032)	(6,217)	(5,635)
Amortization	(1,037)	(913)	(3,083)	(2,675)
Amortization of deferred financing costs	(46)	(63)	(197)	(155)
Ground/facility leases (2)	(238)	(245)	(676)	(697)
Net operating income	345	384	3,277	3,101
Interest income	102	53	255	105
Interest expense (3)	(1,638)	(1,403)	(4,838)	(4,103)
Net loss (4)	$(1,191)	$(966)	$(1,306)	$(897)

(1)
Excludes property management fees of $0.2 million for both three month periods ended September 30, 2006 and 2005, and $0.6 million for both nine month periods ended September 30, 2006 and 2005. This expense and the corresponding fee revenue recognized by us have been eliminated in consolidation. Also excludes allocation of expenses related to corporate management and oversight.

(2)
Represents the universities’ 50% share of the properties’ net cash available for distribution after payment of operating expenses, debt service (including payment of principal) and capital expenditures.

(3)
Interest expense is net of approximately $0.1 million and $0.2 million of capitalized interest for the three and nine months ended September 30, 2005, respectively, related to the additional phase at Cullen Oaks, which was completed in August 2005.

(4)
Debt service expenditures for these properties totaled $2.3 million and $2.0 million for the three months ended September 30, 2006 and 2005, respectively, and $6.3 million and $5.7 million for the nine months ended September 30, 2006 and 2005, respectively.

Liquidity and Capital Resources

Cash Balances and Liquidity

As of September 30, 2006, excluding our on-campus participating properties, we had $38.6 million in cash and cash equivalents and restricted cash as compared to $27.2 million in cash and cash equivalents and restricted cash as of December 31, 2005. This increase was primarily due to the completion of our equity offering in September 2006, which generated net proceeds of approximately $133.0 million. We used $89.9 million of the proceeds to pay off the balance on our revolving credit facility. An additional $20.2 million of the proceeds was used to pay off the construction loan for Callaway Villas, our recently completed owned off-campus property. As of September 30, 2006, our cash and cash equivalents balance included $23.0 of remaining equity offering proceeds, which were invested in short-term commercial paper. Restricted cash primarily consists of escrow accounts held by lenders and resident security deposits, as required by law in certain states. Additionally, restricted cash as of September 30, 2006 also included $0.5 million of funds held in escrow in connection with potential property acquisitions and development opportunities.

As of September 30, 2006, our short-term liquidity needs included, but were not limited to, the following: (i) anticipated distribution payments to our common and restricted stockholders totaling approximately $31.0 million based on an anticipated annual distribution of $1.35 per share based on the number of our shares currently outstanding, including those distributions required to maintain our REIT status and satisfy our current distribution policy, (ii) anticipated distribution payments to our Operating Partnership unitholders totaling approximately $3.2 million based on an anticipated annual distribution of $1.35 per Common Unit and a cumulative preferential per annum cash distribution rate of 5.99% on our Series A Preferred Units based on the number of units currently outstanding, and (iii) funds for other potential future development projects, including remaining pre-development expenditures for the Arizona State University project which are estimated to range from $5.0 to $6.0 million. We expect to meet our short-term liquidity requirements by using remaining proceeds from our recent equity offering, net proceeds from the disposition of The Village on University, net cash provided by operations, borrowings under our revolving credit facility, and offerings under a shelf registration statement under which we may offer up to $360 million of debt securities, preferred stock, common stock and securities warrants.

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

Revolving Credit Facility

On August 17, 2006, the Operating Partnership amended and restated its $100 million revolving credit facility to increase the size of the facility to $115 million, which may be expanded by up to an additional $110 million upon the satisfaction of certain conditions. The maturity date was extended two years to August 17, 2009 and we continue to guarantee the Operating Partnership’s obligations under the facility.

Availability under the revolving credit facility is limited to an "aggregate borrowing base amount" equal to the lesser of (i) 65% of the value of certain properties, calculated as set forth in the credit facility, and (ii) the adjusted net operating income from these properties divided by a formula amount. The facility bears interest at a variable rate, at the Company’s option, based upon a base rate or one-, two-, three-, or six-month LIBOR plus, in each case, a spread based upon the Company’s total leverage. Additionally, the Company is required to pay an unused commitment fee ranging from 0.15% to 0.20% per annum, depending on the aggregate unused balance. In September 2006, we paid off the entire balance on the revolving credit facility using proceeds from our September 2006 equity offering. As of September 30, 2006, the total availability under the facility (subject to the satisfaction of certain financial covenants) totaled approximately $113.8 million.

The terms of the facility include certain restrictions and covenants, which limit, among other items, the incurrence of additional indebtedness, liens, and the disposition of assets. The facility contains customary affirmative and negative covenants and also contains financial covenants that, among other things, require us to maintain certain minimum ratios of "EBITDA" (earnings before interest, taxes, depreciation and amortization) to fixed charges. We may not pay distributions that exceed 100% of funds from operations for any four consecutive quarters. The financial covenants also include consolidated net worth and leverage ratio tests. As of September 30, 2006, we were in compliance with all such covenants.

Distributions

We are required to distribute 90% of our REIT taxable income (excluding capital gains) on an annual basis in order to qualify as a REIT for federal income tax purposes. Accordingly, we intend to make, but are not contractually bound to make, regular quarterly distributions to common stockholders and Common Unitholders. All such distributions are at the discretion of the Board of Directors. We may use borrowings under the credit facility, if necessary, to meet REIT distribution requirements and maintain our REIT status. The Board of Directors considers, among other things, market factors and our Company’s performance in addition to REIT requirements in determining distribution levels.

                Pre-Development Expenditures

Our third party development activities have historically required us to fund pre-development expenditures such as architectural fees, permits and deposits. Because the closing of a development project’s financing is often subject to third party delay, we cannot always predict accurately the liquidity needs of these activities. We frequently incur these pre-development expenditures before a financing commitment has been obtained and, accordingly, bear the risk of the loss of these pre-development expenditures if financing cannot ultimately be arranged on acceptable terms. Historically, the development projects that we have been awarded have been successfully structured and financed; however, these developments have at times been delayed beyond the period initially scheduled, causing revenue to be recognized in later periods. As of September 30, 2006, we have deferred approximately $3.8 million in pre-development costs related to awarded projects that have not yet commenced construction.

Indebtedness

As of September 30, 2006, we had approximately $419.1 million of outstanding consolidated indebtedness (excluding net unamortized debt premiums, net of discounts, of approximately $6.3 million), comprised of $329.0 million in mortgage and construction loans secured by 27 of our owned off-campus properties, $33.4 million in mortgage and construction loans secured by two phases of an on-campus participating property, and $56.7 million in bond issuances secured by three of our on-campus participating properties. The weighted average interest rate on our consolidated indebtedness as of September 30, 2006 was 6.66%. As of September 30, 2006, approximately 7.0% of our total consolidated indebtedness was variable rate debt, comprised of our University Centre and Cullen Oaks Phase II construction loans discussed below.

Owned Off-Campus Properties

The weighted average interest rate of the $329.0 million of owned off-campus mortgage and construction debt was 6.54% as of September 30, 2006. Each of the 27 mortgages is a non-recourse obligation subject to customary exceptions. Each of these mortgages has a 30 year amortization, and none are cross-defaulted or cross-collateralized to any other indebtedness. The loans generally may not be prepaid prior to maturity; in certain cases prepayment is allowed, subject to prepayment penalties.

In connection with our September 2006 equity offering, we paid off the entire $20.2 million balance of the construction loan for Callaway Villas, an owned off-campus property which completed construction and opened for occupancy in August 2006.

The development and construction of University Centre, an owned off-campus property scheduled to complete construction in Summer 2007 and open for occupancy in Fall 2007, is partially financed with a construction loan. The loan amount is $45.5 million and we began making draws on this loan in July 2006. For each borrowing, we have the option of choosing the Prime rate or one-, two-, or three-month LIBOR plus 1.50%. The loan requires payments of interest only during the term of the loan and any accrued interest and outstanding borrowings become due on the maturity date of October 1, 2008. As of September 30, 2006, the balance outstanding on the construction loan totaled $12.8 million, bearing interest at a rate of 6.83%.

On-Campus Participating Properties

Three of our on-campus participating properties are 100% financed with $56.7 million of outstanding project-based taxable bonds. Under the terms of these financings, one of our special purpose subsidiaries publicly issued three series of taxable bonds and loaned the proceeds to three special purpose subsidiaries that each hold a separate leasehold interest. Although a default in payment by these special purpose subsidiaries could result in a default under one or more series of bonds, the indebtedness of any of these special purpose subsidiaries is not cross-defaulted or cross-collateralized with indebtedness of the Company, the Operating Partnership or other special purpose subsidiaries. Repayment of principal and interest on these bonds is insured by MBIA, Inc. The loans encumbering the leasehold interests are non-recourse, subject to customary exceptions.

Cullen Oaks Phase I is currently encumbered by a mortgage loan originated in September 2000 in the original principal amount of approximately $17.7 million. The loan bears interest at the Prime rate, or LIBOR plus 1.9%, at our election with principal amortizing on a 30 year schedule. We have in place an interest rate swap agreement which effectively caps the interest on the outstanding balance as of September 30, 2006 of approximately $16.6 million at 5.54%. The loan matures in November 2008. Pursuant to the Leases, in the event the leasehold estate does not achieve Financial Break Even (defined as revenues less operating expenses, excluding management fees, less debt service), the applicable Lessor would be required to make a rental payment, also known as the Contingent Payment, sufficient to achieve Financial Break Even. The Contingent Payment provision remains in effect until such time as any financing placed on the facilities would receive an investment grade rating without the Contingent Payment provision. In the event that the Lessor is required to make a Contingent Payment, future net cash flow distributions would be first applied to repay such Contingent Payments and then to unpaid management fees prior to normal distributions Pursuant to the leases, in the event the leasehold estates do not. In turn, we have guaranteed payment of this property’s indebtedness.

In addition, the construction of Cullen Oaks Phase II, which was completed in August 2005, was financed by a construction loan. The balance on this construction loan as of September 30, 2006 was approximately $16.8 million, bearing interest at a weighted average rate of 7.39%. In June 2006 we extended the maturity date of this construction loan to November 17, 2008. The terms of the loan were modified to require monthly payments of principal and interest beginning in July 2006.

The weighted average interest rate of the indebtedness encumbering our on-campus participating properties was 7.08% at September 30, 2006.

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

The following table presents a reconciliation of our FFO to our net (loss) income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net (loss) income	$(1,611)	$(596)	$(14)	$5,804
Minority interests	(149)	10	(202)	85
Gain from disposition of real estate	-	-	-	(5,883)
Real estate related depreciation and amortization:
Total depreciation and amortization	6,853	4,269	19,306	12,143
Corporate furniture, fixtures, and equipment
depreciation	(142)	(116)	(397)	(320)
Funds from operations	$4,951	$3,567	$18,693	$11,829

FFO per share - diluted	$0.24	$0.21	$0.96	$0.83

Weighted average common shares outstanding - diluted	20,637,239	17,174,663	19,495,171	14,263,981

While our on-campus participating properties contributed $4.0 million and $3.6 to our revenues for the three months ended September 30, 2006 and 2005, respectively, and $13.5 million and $12.3 million to our revenues for the nine months ended September 30, 2006 and 2005, respectively, under our participating ground leases, we and the participating university systems each receive 50% of the properties’ net cash available for distribution after payment of operating expenses, debt service (which includes significant amounts towards repayment of principal) and capital expenditures. A substantial portion of our revenues attributable to these properties is reflective of cash that is required to be used for capital expenditures and for the amortization of applicable property indebtedness. These amounts do not increase our economic interest in these properties or otherwise benefit us since our interest in the properties terminates upon the repayment of the applicable property indebtedness.

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

Funds From Operations—Modified for Operational Performance of On-Campus Participating Properties:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Funds from operations	$4,951	$3,567	$18,693	$11,829
Elimination of operations of on-campus participating properties:
Net loss from on-campus participating properties	1,191	966	1,306	897
Amortization of investment in on-campus participating properties	(1,037)	(913)	(3,083)	(2,675)
	5,105	3,620	16,916	10,051
Modifications to reflect operational performance of on-campus participating properties:
Our share of net cash flow (1)	238	245	676	697
Management fees	171	167	615	588
On-campus participating properties development fees (2)	-	253	305	1,068
Impact of on-campus participating properties	409	665	1,596	2,353
Funds from operations - modified for operational performance of on-campus
participating properties (“FFOM”)	$5,514	$4,285	$18,512	$12,404

FFOM per share - diluted	$0.27	$0.25	$0.95	$0.87

Weighted average common shares outstanding - diluted	20,637,239	17,174,663	19,495,171	14,263,981

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

Dated:	November 8, 2006

AMERICAN CAMPUS COMMUNITIES, INC.

By:	/s/ William C. Bayless, Jr.

William C. Bayless, Jr. President and Chief Executive Officer

By:	/s/ Brian B. Nickel

Brian B. Nickel Executive Vice President, Chief Financial Officer and Secretary

By:	/s/ Jonathan A. Graf

Jonathan A. Graf Senior Vice President, Chief Accounting Officer and Treasurer