Form 10-K
period 2006-12-31
AMERICAN CAMPUS COMMUNITIES INC
filed 2007-03-16
CIK 1283630

.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2006.

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

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

(Title of Each Class)	(Name of Each Exchange on Which Registered)
Common Stock, $.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Large accelerated filer ☐   Accelerated filer ☒   Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was $374,644,365 based on the last sale price of the common equity on June 30, 2006, which is the last business day of the Company’s most recently completed second quarter.

There were 22,903,073 shares of the Company’s common stock with a par value of $0.01 per share outstanding as of the close of business on March 9, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this report incorporates information by reference from the definitive Proxy Statement for the 2007 Annual Meeting of Stockholders.

FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2006

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

Concurrent with the consummation of various formation transactions, the IPO consisted of the sale of 12,615,000 shares of our common stock at a price per share of $17.50, including the exercise of the underwriters’ over-allotment option. The offering generated gross proceeds of approximately $220.8 million (approximately $197.8 million net of the underwriters’ discount and offering costs). As part of the various formation transactions, we redeemed the ownership interests of its Predecessor owners, acquired a minority ownership interest in four owned off-campus properties, repaid certain construction and permanent indebtedness, distributed an owned off-campus property and other non-core assets to its Predecessor owners, and entered into a revolving credit facility.

As of December 31, 2006, our property portfolio contained 38 student housing properties with approximately 23,700 beds and approximately 7,700 apartment units, consisting of 34 owned off-campus properties that are in close proximity to colleges and universities and four on-campus participating properties operated under ground/facility leases with the related university systems. These communities contain modern housing units, offer resort-style amenities and are supported by a resident assistant system and other student-oriented programming.

Through the TRS, we also provide construction management and development services for student housing properties owned by colleges and universities, charitable foundations, and others. As of December 31, 2006, we provided third-party management and leasing services for 15 student housing properties (nine of which we served as the third-party developer and construction manager) that represented approximately 9,300 beds in approximately 3,200 units. Third-party management and leasing services are typically provided pursuant to multi-year management contracts that have initial terms that range from one to five years. As of December 31, 2006, our total owned and managed portfolio included 53 properties with approximately 33,000 beds in approximately 10,900 units.

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

Investment Strategies

We seek to own high quality, well designed and well located student housing properties. We seek to acquire or develop properties in under-serviced markets that have stable or increasing student populations, are in submarkets with barriers to entry and provide opportunities for economic growth as a result of their differentiated design and close proximity to campuses, or through our superior operational capabilities. We believe that our reputation and close relationship with universities give us an advantage in sourcing acquisitions and developments and obtaining municipal approvals and community support for our development projects.

Acquisitions:   During 2006, we acquired a 13 property portfolio (the “Royal Portfolio”) containing 5,745 beds in 1,753 units for a contribution value of $244.3 million, not including closing costs, anticipated capital expenditures, and initial integration expenses necessary to bring the properties up to our operating standards. Also, as of December 31, 2006, we were in the due diligence period related to the acquisition of four operating properties. The acquisition of these four properties was consummated in January and February 2007. We believe that our relationship with university systems and individual educational institutions, our knowledge of the student housing market and our prominence as the first publicly-traded REIT focused exclusively on student housing in the United States will afford us a competitive advantage in acquiring additional student housing properties.

Development:    Since 1996, we have developed ten of our owned properties, consisting of six owned off-campus properties and four on-campus participating properties. This includes one owned off-campus property that opened for occupancy in August 2006 and one in August 2005, as well as an additional phase at one of our existing on-campus participating properties that opened for occupancy in August 2005. In addition, as of December 31, 2006, we had two owned properties under development with a total combined development budget of approximately $211.9 million. These two properties are scheduled to open for occupancy in Fall 2007 and August 2008.

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

Operating Segments

We define business segments by their distinct customer base and service provided. We have identified four reportable segments: Owned Off-Campus Properties, On-Campus Participating Properties, Development Services and Property Management Services. For a detailed financial analysis of our segments’ results of operations and financial position, please refer to Note 17 in the accompanying Notes to Consolidated and Combined Financial Statements contained in Item 8.

Property Operations

Unique Leasing Characteristics: Student housing properties are typically leased by the bed on an individual lease liability basis, unlike multifamily housing where leasing is by the unit. Individual lease liability limits each resident’s liability to his or her own rent without liability for a roommate’s rent. A parent or guardian is required to execute each lease as a guarantor unless the resident provides adequate proof of income. The number of lease contracts that we administer is therefore equivalent to the number of beds occupied and not the number of units. Unlike traditional multifamily housing, most of our leases commence and terminate on the same dates and may have terms of 9, 10, or 12 months. (Please refer to the property table contained in Item 2 - Properties for a listing of the typical lease terms at our properties.) As an example, in the case of our typical 12-month leases, the commencement date coincides with the commencement of the respective university’s Fall academic term and the termination date is the date of the last subsequent summer school session. As such, we must re-lease each property in its entirety each year.

Management Philosophy: Our management philosophy is based upon meeting the following objectives:

•	Satisfying the specialized needs of residents by providing the highest levels of customer service;

•	Developing and maintaining an academically oriented environment via a premier residence life/student development program;

•	Maintaining each project’s physical plant in top condition;

•	Maximizing revenue through the development and implementation of a strategic annual marketing plan and leasing administration program; and

•	Maximizing cash flow through maximizing revenue coupled with prudent control of expenses.

Owned Off-Campus Properties: As of December 31, 2006, our Owned Off-Campus Properties segment consisted of 34 owned off-campus properties within close proximity to 34 colleges and universities in 12 states. Off-campus properties are generally located in close proximity to the school campus, generally with pedestrian, bicycle, or University shuttle access. We tend to offer more relaxed rules and regulations than on-campus housing that is generally more appealing to upper-classmen. We believe that the support of colleges and universities can be beneficial to the success of our off-campus properties. We actively seek to have these institutions recommend our off-campus facilities to their students or to provide us with mailing lists so that we may directly market to students and parents. In some cases, the institutions actually promote our off-campus facilities in their recruiting and admissions literature. In cases where the educational institutions do not offer recommendations for off-campus housing or mailing lists, most nonetheless provide lists of suitable properties to their students, and we continually work to ensure that our properties are on these lists in each of the markets that we serve.

This segment is subject to competition for tenants with on-campus housing owned by colleges and universities. Colleges and universities can generally avoid real estate taxes and borrow funds at lower interest rates than us (and other private sector operators), thereby decreasing their operating costs. Residence halls owned and operated by the primary colleges and universities in the markets of our owned properties typically charge lower rental rates, but offer fewer amenities than those offered by our properties. Additionally, most universities are only able to house a small percentage of their overall enrollment, and are therefore highly dependant upon the off-campus market to provide housing for their students. High-quality, well run off-campus student housing can be a critical component to an institution’s ability to attract and retain students. Therefore, developing and maintaining good relationships with educational institutions can result in a privately owned off-campus facility becoming, in effect, an extension of the institution’s housing program, with the institution providing highly valued references and recommendations to students and parents.

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

Under our ground/facility leases, we receive an annual distribution representing 50% of these properties’ net cash available for distribution after payment of operating expenses (which includes our management fees), debt service (which includes repayment of principal) and capital expenditures. We also manage these properties under multi-year management agreements and are paid a management fee representing 5% of receipts. We have developed each of our on-campus participating properties. For purposes of our consolidated financial statements contained in Item 8, the development fee earned by our TRS during the construction period is deferred and recognized in revenue over the term of the underlying ground leases. However, for purposes of our calculation of Funds from Operations – Modified for Operational Performance of On-Campus Participating Properties (“FFOM”) contained in Item 7, we reflect such development fees as earned over the construction period based on the percentage-of-completion method.

While the terms of each specific ground/facility lease agreement tend to vary in certain respects, the following terms are generally common to all: (i) a term of 30-40 years, subject to early termination upon repayment of the related financing, which generally has a 25-year amortization; (ii) ground/facility lease rent of a nominal amount (e.g., $100 per annum over the lease term) plus 50% of net cash flow; (iii)  the right of first refusal by the institution to purchase our leasehold interest in the event we propose to sell it to any third-party; (iv) an obligation by the educational institution to promote the project, include information relative to the project in brochures and mailings and to permit us to advertise the project; (v) the requirement to receive the educational institution’s consent to increase rental rates by a percentage greater than the percentage increase in our property operating expenses plus the amount of any increases in debt service, and (vi) the option of the institution to purchase our interest in and assume management of the facility, with the purchase price calculated at the discounted present cash value of our leasehold interest.

We do not have access to the cash flows and working capital of these on-campus participating properties except for the annual net cash distribution. Additionally, a substantial portion of these properties’ cash flow is dedicated to capital reserves required under the applicable property indebtedness and to the amortization of such indebtedness. These amounts do not increase our economic interest in these properties since our interest, including our right to share in the net cash available for distribution from the properties, terminates upon the amortization of their indebtedness. Our economic interest in these properties is therefore limited to our interest in the net cash flow, management fees, and development fees from these properties. Accordingly, when considering these properties’ contribution to our operations, we focus upon our share of these properties’ net cash available for distribution and the management/development fees that we receive from these properties rather than upon their contribution to our gross revenues and expenses for financial reporting purposes.

Our on-campus participating properties are susceptible to some of the same risks as our owned off-campus properties, including: (i) seasonality in rents; (ii) annual re-leasing that is highly dependent on marketing and university admission policies; and (iii) competition for tenants from other on-campus housing operated by educational institutions or other off-campus properties.

Third-Party Services

Our third-party services consist of development services and management services and are typically provided to university and college clients. The majority of our third-party management services are provided to clients for whom we also provide development services. While management evaluates the operational performance of our third-party services based on the distinct segments identified below, at times we also evaluate these segments on a combined basis.

Development Services: Our Development Services segment consists of development and construction management services that we provide through our TRS for third-party owners. These services range from short-term consulting projects to long-term full-scale development and construction projects. Development revenues are generally recognized based on a proportionate performance method based on contract deliverables and construction revenues are generally recognized based on the percentage-of-completion method. We typically provide these services to colleges and universities seeking to modernize their on-campus student housing properties. They look to us to bring our student housing experience and expertise to ensure they develop marketable, functional, and financially sustainable facilities. Educational institutions usually seek to build housing that will enhance their recruitment and retention of students while facilitating their academic objectives. Most of these development service contracts are awarded via a competitive request for proposal (“RFP”) process that qualifies developers based on their overall capability to provide specialized student housing design, development, construction management, financial structuring, and property management services. Our development services typically include pre-development, design and financial structuring services. Our pre-development services typically include feasibility studies for third-party owners and design services. Feasibility studies include an initial feasibility analysis, review of conceptual design, and assistance with master planning. Some of the documents produced in this process include the conceptual design documents, preliminary development and operating budgets, cash flow projections and a preliminary market assessment. Our design services include coordination with the architect and other members of the design team, review of construction plans and assistance with project due diligence and project budgets.

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

Property Management Services: Our Property Management Services segment, conducted by our TRS, includes revenues generated from third-party management contracts in which we are typically responsible for all aspects of operations, including marketing, leasing administration, facilities maintenance, business administration, accounts payable, accounts receivable, financial reporting, capital projects, and residence life student development. As of December 31, 2006, we provided third-party management and leasing services for 15 student housing properties that represented approximately 9,300 beds in approximately 3,200 units, nine of which we developed. We provide these services pursuant to multi-year management agreements (generally ranging between one to five years).

There are several housing options that compete with our third-party managed properties including, but not limited to, multifamily housing, for-rent single family dwellings, other off-campus specialized student housing and the aforementioned on-campus participating properties.

Americans with Disabilities Act and Federal Fair Housing Act

Many laws and governmental regulations are applicable to our properties and changes in the laws and regulations, or their interpretation by agencies and the courts, occur frequently. Our properties must comply with Title III of the Americans with Disabilities Act, or ADA, to the extent that such properties are “public accommodations” as defined by the ADA. The ADA may require removal of structural barriers to access by persons with disabilities in certain public areas of our properties where such removal is readily achievable. We believe that the existing properties are in substantial compliance with the ADA and that we will not be required to make substantial capital expenditures to address the requirements of the ADA. However, noncompliance with the ADA could result in imposition of fines or an award of damages to private litigants. The obligation to make readily achievable accommodations is an ongoing one, and we intend to continue to assess our properties and to make alterations as appropriate in this respect.

Under the Federal Fair Housing Act and state fair housing laws, discrimination on the basis of certain protected classes is prohibited. Violation of these laws can result in significant damage awards to victims. The Company has a strong policy against any kind of discriminatory behavior and trains its employees to avoid discrimination or the appearance of discrimination. There is no assurance, however, that an employee will not violate the Company’s policy against discrimination and thus violate fair housing laws. This could subject the Company to legal actions and the possible imposition of damage awards.

Environmental Matters

Under various laws and regulations relating to the protection of the environment, an owner of real estate may be held liable for the costs of removal or remediation of certain hazardous or toxic substances located on or in its property. These laws often impose liability without regard to whether the owner was responsible for, or even knew of, the presence of such substances. The presence of such substances may adversely affect the owner’s ability to rent or sell the property or use the property as collateral. Independent environmental consultants conducted Phase I environmental site assessments (which involve visual inspection but not soil or groundwater analysis) on all of the owned off-campus properties and on-campus participating properties in our existing portfolio. Phase I environmental site assessments did not reveal any environmental liabilities that would have a material adverse effect on us. In addition, we are not aware of any environmental liabilities that management believes would have a material adverse effect on the Company. There is no assurance that Phase I environmental site assessments would reveal all environmental liabilities or that environmental conditions not known to us may exist now or in the future which would result in liability to the Company for remediation or fines, either under existing laws and regulations or future changes to such requirements.

From time to time, the United States Environmental Protection Agency, or EPA, designates certain sites affected by hazardous substances as “Superfund” sites pursuant to CERCLA. Superfund sites can cover large areas, affecting many different parcels of land. Although CERCLA imposes joint and several liability for contamination on property owners and operators regardless of fault, the EPA may choose to pursue potentially responsible parties (“PRPs”) based on their actual contribution to the contamination. PRPs are liable for the costs of responding to the hazardous substances. Each of Villas on Apache, The Village on University (disposed of in December 2006) and University Village at San Bernardino (disposed of in January 2005) are located within federal Superfund sites. The EPA designated these areas as Superfund sites because groundwater underneath these areas is contaminated. We have not been named, and do not expect to be named, as a PRP with respect to these sites. However, there can be no assurance regarding potential future developments concerning such sites.

Insurance

We carry comprehensive liability and property insurance on our properties, which we believe is of the type and amount customarily obtained on real property assets. We intend to obtain similar coverage for properties we acquire in the future. However, there are certain types of losses, generally of a catastrophic nature, such as losses from floods or earthquakes, which may be subject to limitations in certain areas. When not otherwise contractually stipulated, we exercise our judgment in determining amounts, coverage limits, and deductibles, in an effort to maintain appropriate levels of insurance on our investments. If we suffer a substantial loss, our insurance coverage may not be sufficient due to market conditions at the time or other unforeseen factors. Inflation, changes in building codes and ordinances, environmental considerations and other factors also might make it infeasible to use insurance proceeds to replace a property after it has been damaged or destroyed.

Employees

As of December 31, 2006, we had approximately 897 employees, consisting of:

•	approximately 376 on-site employees in our owned off-campus properties segment, including 113 Resident Assistants;

•	approximately 99 on-site employees in our on-campus participating properties segment, including 41 Resident Assistants;

•	approximately 345 employees in our property management services segment, including 314 on-site employees and 31 corporate office employees;

•	approximately 23 corporate office employees in our development services segment; and

•	approximately 54 executive, corporate administration and financial personnel.

Our employees are not currently represented by a labor union.

Offices and Website

Our principal executive offices are located at 805 Las Cimas Parkway, Suite 400, Austin, Texas 78746. Our telephone number at that location is (512) 732-1000.

We file our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other reports required by Sections 13(a) and 15(d) of the Securities Exchange Act of 1934. You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The address of that site is www.sec.gov.

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

Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following: general risks affecting the real estate industry; risks associated with the availability and terms of financing and the use of debt to fund acquisitions and developments; failure to manage effectively our growth and expansion into new markets or to integrate acquisitions successfully; risks and uncertainties affecting property development and construction; risks associated with downturns in the national and local economies, increases in interest rates, and volatility in the securities markets; costs of compliance with the Americans with Disabilities Act and other similar laws; potential liability for uninsured losses and environmental contamination; risks associated with our Company’s potential failure to qualify as a REIT under the Internal Revenue Code of 1986 (the “Code”), as amended, and possible adverse changes in tax and environmental laws; and the other factors discussed in the “Risk Factors” contained in Item 1A of this report.

Item 1A. Risk Factors

The following risk factors may contain defined terms that are different from those used in other sections of this report. Unless otherwise indicated, when used in this section, the terms “we” and “us” refer to American Campus Communities, Inc. and its subsidiaries, including American Campus Communities Operating Partnership LP, our Operating Partnership, and the term “securities” refers to shares of common stock of American Campus Communities, Inc. and units of limited partnership interest in our Operating Partnership.

The factors described below represent the Company’s principal risks. Other factors may exist that the Company does not consider to be significant based on information that is currently available or that the Company is not currently able to anticipate.

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

We may be unable to successfully complete and operate our properties or our third-party developed properties.

We intend to continue to develop and construct student housing in accordance with our growth strategies. These activities may also include any of the following risks:

•	we may be unable to obtain financing on favorable terms or at all;

•	we may not complete development projects on schedule, within budgeted amounts or in conformity with building plans and specifications;

•	we may encounter delays or refusals in obtaining all necessary zoning, land use, building, occupancy and other required governmental permits and authorizations;

•
occupancy and rental rates at newly developed or renovated properties may fluctuate depending on a number of factors, including market and economic conditions, and may reduce or eliminate our return on investment;

•	we may become liable for injuries and accidents occurring during the construction process and for environmental liabilities, including off-site disposal of construction materials;

•	we may decide to abandon our development efforts if we determine that continuing the project would not be in our best interests; and

•	we may encounter strikes, weather, government regulations and other conditions beyond our control.

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

Our ability to acquire properties on favorable terms and successfully operate them involves the following significant risks:

•	our potential inability to acquire a desired property may be caused by competition from other real estate investors;

•	competition from other potential acquirers may significantly increase the purchase price and decrease expected yields;

•	we may be unable to finance an acquisition on favorable terms or at all;

•	we may have to incur significant unexpected capital expenditures to improve or renovate acquired properties;

•	we may be unable to quickly and efficiently integrate new acquisitions, particularly acquisitions of portfolios of properties, into our existing operations;

•	market conditions may result in higher than expected costs and vacancy rates and lower than expected rental rates; and

•
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

As of December 31, 2006, our total consolidated indebtedness was approximately $426.3 million (excluding unamortized debt premiums and discounts). Our debt service obligations expose us to the risk of default and reduce or eliminate cash resources that are available to operate our business or pay distributions that are necessary to maintain our qualification as a REIT. There is no limit on the amount of indebtedness that we may incur except as provided by the covenants in our revolving credit facility. We expect to incur additional indebtedness under our revolving credit facility to fund future property development and acquisitions and other working capital needs, which may include the payment of distributions to our security holders. The amount available to us and our ability to borrow from time to time under our revolving credit facility is subject to certain conditions and the satisfaction of specified financial covenants. Our level of debt and the limitations imposed on us by our debt agreements could have significant adverse consequences, including the following:

•	We may be unable to borrow additional funds as needed or on favorable terms.

•	We may be unable to refinance our indebtedness at maturity or the refinancing terms may be less favorable than the terms of our original indebtedness.

•	We may be forced to dispose of one or more of our properties, possibly on disadvantageous terms.

•
We may default on our scheduled principal payments or other obligations as a result of insufficient cash flow or otherwise, and the lenders or mortgagees may foreclose on our properties that secure their loans and receive an assignment of rents and leases.

•
Foreclosures could create taxable income without accompanying cash proceeds, a circumstance that could hinder our ability to meet the REIT distribution requirements imposed by the Internal Revenue Code.

We may not be able to recover pre-development costs for third-party university developments.

University systems and educational institutions typically award us development services contracts on the basis of a competitive award process, but such contracts are typically executed following the formal approval of the transaction by the institution’s governing body. In the intervening period, we may incur significant pre-development and other costs in the expectation that the development services contract will be executed. If an institution’s governing body does not ultimately approve our selection and the terms of the pending development contract, we may not be able to recoup these costs from the institution and the resulting losses could be material.

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

As of December 31, 2006, we were in the process of constructing two owned properties. These properties are subject to the various risks relating to properties that are under construction referred to elsewhere in these risk factors, including the risks that we may encounter delays in completion and that these projects may experience cost overruns. These properties may not be completed on time. Additionally, if we do not complete the construction of certain of our properties on schedule, we may be required to provide alternative housing to the students with whom we have signed leases. We generally do not make any arrangements for such alternative housing for these properties and we would likely incur significant expenses in the event we provide such housing. If construction is not completed on schedule, students may attempt to break their leases and our occupancy at such properties for that academic year may suffer.

Our guarantees could result in liabilities in excess of our development fees.

In third-party developments, we typically provide guarantees of the obligations of the developer, including development budgets and timely project completion. These guarantees include, among other things, the cost of providing alternate housing for students in the event we do not timely complete a development project. These guarantees typically exclude delays resulting from force majeure and also, in third-party transactions, are typically limited in amount to the amount of our development fees from the project. In certain cases, however, our contingent liability under these guarantees has exceeded our development fee from the project and we may agree to such arrangements in the future. Our obligations under alternative housing guarantees typically expire five days after construction is complete. Project cost guarantees are normally satisfied within one year after completion of the project.

Universities have the right to terminate our participating ground leases.

The ground leases through which we own our on-campus participating properties provide that the university lessor may purchase our interest in and assume the management of the facility, with the purchase price calculated at the discounted present value of cash flows from our leasehold interest. The exercise of any such buyout would result in a reduction in our portfolio.

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

As a publicly traded owner of properties, we may become involved in legal proceedings, including consumer, employment, tort or commercial litigation, that if decided adversely to or settled by us, and not adequately covered by insurance, could result in liability that is material to our financial condition or results of operations.

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

Our ability to satisfy our financial obligations and make expected distributions to our security holders depends on our ability to generate cash revenues in excess of expenses and capital expenditure requirements. Events and conditions generally applicable to owners and operators of real property that are beyond our control may decrease cash available for distribution and the value of our properties. These events include:

•	general economic conditions;

•	rising level of interest rates;

•	local oversupply, increased competition or reduction in demand for student housing;

•	inability to collect rent from tenants;

•	vacancies or our inability to rent units on favorable terms;

•	inability to finance property development and acquisitions on favorable terms;

•	increased operating costs, including insurance premiums, utilities, and real estate taxes;

•	costs of complying with changes in governmental regulations;

•	the relative illiquidity of real estate investments;

•	decreases in student enrollment at particular colleges and universities;

•	changes in university policies related to admissions and housing; and

•	changing student demographics.

In addition, periods of economic slowdown or recession, rising interest rates or declining demand for real estate, or the public perception that any of these events may occur, could result in a general decline in rents or an increased incidence of defaults under existing leases, which would adversely affect us.

Potential losses may not be covered by insurance.

We carry fire, earthquake, terrorism, business interruption, vandalism, malicious mischief, boiler and machinery, commercial general liability and workers’ compensation insurance covering all of the properties in our portfolio under various policies. We believe the policy specifications and insured limits are appropriate and adequate given the relative risk of loss, the cost of the coverage and industry practice. There are, however, certain types of losses, such as property damage from generally unsecured losses such as riots, wars, punitive damage awards or acts of God, that may be either uninsurable or not economically insurable. Some of our properties are insured subject to limitations involving large deductibles and policy limits that may not be sufficient to cover losses. In addition, we may discontinue earthquake, terrorism or other insurance on some or all of our properties in the future if the cost of premiums from any of these policies exceeds, in our judgment, the value of the coverage discounted for the risk of loss.

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

We are at times required to use unionized construction workers or to pay the prevailing wage in a jurisdiction to such workers. Due to the highly labor intensive and price competitive nature of the construction business, the cost of unionization and/or prevailing wage requirements for new developments could be substantial. Unionization and prevailing wage requirements could adversely affect a new development’s profitability. Union activity or a union workforce could increase the risk of a strike, which would adversely affect our ability to meet our construction timetables.

We could incur significant costs related to government regulation and private litigation over environmental matters.

Under various environmental laws, including the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), a current or previous owner or operator of real property may be liable for contamination resulting from the release or threatened release of hazardous or toxic substances or petroleum at that property, and an entity that arranges for the disposal or treatment of a hazardous or toxic substance or petroleum at another property may be held jointly and severally liable for the cost to investigate and clean up such property or other affected property. Such parties are known as potentially responsible parties (“PRPs”). Such environmental laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence of the contaminants, and the costs of any required investigation or cleanup of these substances can be substantial. PRPs are liable to the government as well as to other PRPs who may have claims for contribution. The liability is generally not limited under such laws and could exceed the property’s value and the aggregate assets of the liable party. The presence of contamination or the failure to remediate contamination at our properties may expose us to third-party liability for personal injury or property damage, or adversely affect our ability to sell, lease or develop the real property or to borrow using the real property as collateral.

Environmental laws also impose ongoing compliance requirements on owners and operators of real property. Environmental laws potentially affecting us address a wide variety of matters, including, but not limited to, asbestos-containing building materials (“ACBM”), storage tanks, storm water and wastewater discharges, lead-based paint, wetlands, and hazardous wastes. Failure to comply with these laws could result in fines and penalties or expose us to third-party liability. Some of our properties may have conditions that are subject to these requirements and we could be liable for such fines or penalties or liable to third parties.

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

Joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on co-venturers’ financial condition and disputes between our co-venturers and us.

We have co-invested, and anticipate that we will continue in the future to co-invest, with third parties through partnerships, joint ventures or other entities, acquiring non-controlling interests in or sharing responsibility for managing the affairs of a property, partnership, joint venture or other entity. In connection with joint venture investments, we do not have sole decision-making control regarding the property, partnership, joint venture or other entity. Investments in partnerships, joint ventures or other entities may, under certain circumstances, involve risks not present were a third-party not involved, including the possibility that our partners or co-venturers might become bankrupt or fail to fund their share of required capital contributions. Our partners or co-venturers also may have economic or other business interests or goals that are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our preferences, policies or objectives. Such investments also will have the potential risk of impasses on decisions, such as a sale, because neither we nor our partners or co-venturers would have full control over the partnership or joint venture. Disputes between us and our partners or co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and/or directors from focusing their time and effort exclusively on our business. Consequently, actions by or disputes with our partners or co-venturers might result in subjecting properties owned by the partnership, joint venture or other entity to additional risk. In addition, we may in certain circumstances be liable for the actions of our partners or co-venturers.

Risks Related to Our Organization and Structure

We are recently organized and have a limited operating history.

We were organized in March 2004 and have a limited operating history. In addition, all of our properties have been acquired or developed by us or our predecessors within the past ten years and have limited operating histories under current management. Consequently, our historical operating results may not be useful in assessing our likely future performance. The operating performance of the properties may decline under our management. We may not be able to generate sufficient cash from operations to satisfy our financial obligations and make distributions to our security holders.

We will also be subject to the risks generally associated with the operation of a relatively new business.

To qualify as a REIT, we may be forced to limit the activities of our TRS.

To qualify as a REIT, no more than 20% of the value of our total assets may consist of the securities of one or more taxable REIT subsidiaries, such as American Campus Communities Services, Inc., our TRS. Certain of our activities, such as our third-party development, management and leasing services, must be conducted through our TRS for us to qualify as a REIT. In addition, certain non-customary services must be provided by a TRS or an independent contractor. If the revenues from such activities create a risk that the value of our TRS, based on revenues or otherwise, approaches the 20% threshold, we will be forced to curtail such activities or take other steps to remain under the 20% threshold. Since the 20% threshold is based on value, it is possible that the IRS could successfully contend that the value of our TRS exceeds the 20% threshold even if our TRS accounts for less than 20% of our consolidated revenues, income or cash flow. Our on-campus participating properties and our third-party services are held by our TRS. Consequently, income earned from our on-campus participating properties and our third-party services will be subject to regular federal income taxation and state and local income taxation where applicable, thus reducing the amount of cash available for distribution to our security holders.

Our TRS is not permitted to directly or indirectly operate or manage a “hotel, motel or other establishment more than one-half of the dwelling units in which are used on a transient basis.” We believe that our method of operating our TRS will not be considered to constitute such an activity. Future Treasury Regulations or other guidance interpreting the applicable provisions might adopt a different approach, or the IRS might disagree with our conclusion. In such event we might be forced to change our method of operating our TRS, which could adversely affect us, or our TRS could fail to qualify as a taxable REIT subsidiary, which would likely cause us to fail to qualify as a REIT.

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

We intend to operate in a manner that will allow us to qualify as a REIT for federal income tax purposes under the Internal Revenue Code. If we lose our REIT status, we will face serious tax consequences that would substantially reduce or eliminate the funds available for investment and for distribution to security holders for each of the years involved, because:

•	we would not be allowed a deduction for dividends to security holders in computing our taxable income and such amounts would be subject to federal income tax at regular corporate rates;

•	we also could be subject to the federal alternative minimum tax and possibly increased state and local taxes; and

•	unless we are entitled to relief under applicable statutory provisions, we could not elect to be taxed as a REIT for four taxable years following the year during which we were disqualified.

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

Qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions for which there are only limited judicial and administrative interpretations. The complexity of these provisions and of the applicable Treasury Regulations that have been promulgated under the Internal Revenue Code is greater in the case of a REIT that, like us, holds its assets through a partnership or a limited liability company. The determination of various factual matters and circumstances not entirely within our control may affect our ability to qualify as a REIT. In order to qualify as a REIT, we must satisfy a number of requirements, including requirements regarding the composition of our assets and “two gross income tests”: (a) at least 75% of our gross income in any year must be derived from qualified sources, such as “rents from real property,” mortgage interest, dividends from other REITs and gains from sale of such assets, and (b) at least 95% of our gross income must be derived from sources meeting the 75% income test above, and other passive investment sources, such as other interest and dividends and gains from sale of securities. Also, we must pay dividends to stockholders aggregating annually at least 90% of our REIT taxable income, excluding any net capital gains. In addition, legislation, new regulations, administrative interpretations or court decisions may adversely affect our investors, our ability to qualify as a REIT for federal income tax purposes or the desirability of an investment in a REIT relative to other investments.

Even if we qualify as a REIT for federal income tax purposes, we may be subject to some federal, state and local taxes on our income or property and, in certain cases, a 100% penalty tax, in the event we sell property as a dealer or if our TRS enters into agreements with us or our tenants on a basis that is determined to be other than an arm’s length basis.

To qualify as a REIT, we may be forced to borrow funds on a short-term basis during unfavorable market conditions.

In order to qualify as a REIT, we are required under the Internal Revenue Code to distribute annually at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain. Our TRS may, in its discretion, retain any income it generates net of any tax liability it incurs on that income without affecting the 90% distribution requirements to which we are subject as a REIT. Net income of our TRS is included in REIT taxable income and increases the amount required to be distributed, only if such amounts are paid out as a dividend by our TRS. If our TRS distributes any of its after-tax income to us, that distribution will be included in our REIT taxable income. In addition, we will be subject to income tax at regular corporate rates to the extent that we distribute less than 100% of our net taxable income, including any net capital gains. Because of these distribution requirements, we may not be able to fund future capital needs, including any necessary acquisition financing, from operating cash flow. Consequently, we will be compelled to rely on third-party sources to fund our capital needs. We may not be able to obtain this financing on favorable terms or at all. Any additional indebtedness that we incur will increase our leverage. Our access to third-party sources of capital depends, in part, on:

•	general market conditions;

•	our current debt levels and the number of properties subject to encumbrances;

•	our current performance and the market’s perception of our growth potential;

•	our cash flow and cash dividends; and

•	the market price per share of our stock.

If we cannot obtain capital from third-party sources, we may not be able to acquire or develop properties when strategic opportunities exist, satisfy our debt service obligations or make the cash distributions to our security holders, including those necessary to qualify as a REIT.

Our charter contains restrictions on the ownership and transfer of our stock.

Our charter provides that, subject to certain exceptions, no person or entity may beneficially own, or be deemed to own by virtue of the applicable constructive ownership provisions of the Internal Revenue Code, more than 9.8% (by value or by number of shares, whichever is more restrictive) of the outstanding shares of our common stock or more than 9.8% by value of all our outstanding shares, including both common and preferred stock. We refer to this restriction as the “ownership limit.” A person or entity that becomes subject to the ownership limit by virtue of a violative transfer that results in a transfer to a trust is referred to as a “purported beneficial transferee” if, had the violative transfer been effective, the person or entity would have been a record owner and beneficial owner or solely a beneficial owner of our stock, or is referred to as a “purported record transferee” if, had the violative transfer been effective, the person or entity would have been solely a record owner of our stock.

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

Certain provisions contained in our charter and bylaws and the Maryland General Corporation Law may discourage a third-party from making a tender offer or acquisition proposal to us. If this were to happen, it could delay, deter or prevent a change in control or the removal of existing management. These provisions also may delay or prevent the security holders from receiving a premium for their securities over then-prevailing market prices. These provisions include:

•	the REIT ownership limit described above;

•	authorization of the issuance of our preferred shares with powers, preferences or rights to be determined by our board of directors;

•	the right of our board of directors, without a stockholder vote, to increase our authorized shares and classify or reclassify unissued shares;

•	advance-notice requirements for stockholder nomination of directors and for other proposals to be presented to stockholder meetings; and

•	the requirement that a majority vote of the holders of common stock is needed to remove a member of our board of directors for “cause.”

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

Maryland law provides that a director or officer has no liability in that capacity if he or she performs his or her duties in good faith, in a manner he or she reasonably believe to be in our best interests and with the care that an ordinary prudent person in a like position would use under similar circumstances. In addition, our charter eliminates our directors’ and officers’ liability to us and our stockholders for money damages except for liability resulting from actual receipt of an improper benefit in money, property or services or active and deliberate dishonesty established by a final judgment and which is material to the cause of action. Our bylaws require us to indemnify directors and officers for liability resulting from actions taken by them in those capacitates to the maximum extent permitted by Maryland law. As a result, we and our security holders may have more limited rights against our directors and officers than might otherwise exist under common law. In addition, we may be obligated to fund the defense costs incurred by our directors and officers.

Item 1B. Unresolved Staff Comments

There were no unresolved comments from the staff of the SEC at December 31, 2006.

Item 2. Properties

The following table presents certain summary information about our properties. Our properties generally are modern facilities, and amenities at most of our properties include a swimming pool, basketball courts and a large community center featuring a fitness center, computer center, tanning beds, study areas, and a recreation room with billiards and other games. Some properties also have a jacuzzi/hot tub, volleyball courts, tennis courts and in-unit washers and dryers. Callaway House also has a food service facility. One owned property completed construction and opened in Fall 2006 and two owned properties are currently under construction with scheduled completion dates of Fall 2007 and August 2008. Lease terms are generally 12 months at our off-campus properties and nine months at our on-campus properties. These properties are included in the Owned Off-Campus Properties and On-Campus Participating Properties segments discussed in Item 1 and the accompanying Notes to Consolidated and Combined Financial Statements contained in Item 8. All dollar amounts in this table and others herein, except share and per share amounts, are stated in thousands unless otherwise indicated.

We own fee title to all of these properties except for:

•	University Village at TU, which is subject to a 75-year ground lease with Temple University (with four additional six-year extensions);

•	University Centre, which is subject to a 95-year ground lease;

•	Arizona State University – South Campus Residential Community (“ASU-SCRC”), which is subject to a 65-year ground lease (with two additional ten-year extensions); and

•	Four on-campus participating properties held under ground/facility leases with two university systems.

Property	Year Built	Date Acquired/ Developed	Primary University Served	Typical Lease Term (Mos)	Year Ended December 31, 2006 Revenue		Average Monthly Revenue/ Bed (1)		2006 Average Occupancy (1)	Occupancy as of 12/31/06	# of Buildings	# of Units	# of Beds
OWNED PROPERTIES

Villas on Apache (2)	1987	May-99	Arizona State University Main Campus	12	$ 1,829		$ 419		94.9%	99.0%	6	111	288

The Village at Blacksburg	1990/ 1998	Dec-00	Virginia Polytechnic Institute and State University	12	4,221		329		99.0%	99.3%	26	288	1,056

River Club Apartments	1996	Aug-99	The University of Georgia - Athens	12	3,450		359		98.5%	99.4%	18	266	792

River Walk Townhomes	1998	Aug-99	The University of Georgia - Athens	12	1,483		355		98.1%	99.1%	20	100	336

The Callaway House (3)	1999	Mar-01	Texas A&M University	9	6,140	(4)	n/a	(4)	103.6%	103.5%	1	173	538

The Village at Alafaya Club	1999	Jul-00	The University of Central Florida	12	5,734		528		99.4%	99.5%	20	228	839

The Village at Science Drive	2000	Nov-01	The University of Central Florida	12	4,992		535		98.9%	98.6%	17	192	732

University Village at Boulder Creek	2002	Aug-02	The University of Colorado at Boulder	12	2,423		648		95.1%	98.7%	4	82	309

University Village at Fresno	2004	Aug-04	California State University, Fresno	12	2,751		529		97.2%	95.1%	9	105	406

University Village at TU (5)	2004	Aug-04	Temple University	12	6,027		616		98.9%	99.5%	3	220	749
Subtotal - Same Store Owned Properties (6)					39,050		467		98.7%	99.3%	124	1,765	6,045

University Village at Sweet Home	2005	Aug-05	State University of New York - Buffalo	12	5,989		568		99.5%	99.5%	9	269	828

University Club Tallahassee (7)	2000	Feb-05	Florida State University	12	3,821		400		98.6%	99.0%	17	152	608

The Grove at University Club (7)	2002	Feb-05	Florida State University	12	805		400		98.8%	99.2%	8	64	128

College Club Tallahassee (7)	2001	Feb-05	Florida A&M University	12	2,190		371		93.5%	88.8%	11	96	384

The Greens at College Club (7)	2004	Feb-05	Florida A&M University	12	912		353		98.0%	99.4%	5	40	160

University Club Gainesville	1999	Feb-05	University of Florida	12	1,975		366		98.1%	98.9%	8	94	376

City Parc at Fry Street	2004	Mar-05	University of North Texas	12	2,573		489		98.7%	97.6%	7	136	418

The Estates	2002	Mar-05	University of Florida	12	6,681		517		98.8%	98.3%	18	396	1,044

Entrada Real (8)	1999	Mar-06	University of Arizona	12	1,721		459		98.6%	99.4%	8	98	363

Royal Oaks (7) (8)	1990	Mar-06	Florida State University	12	934		391		99.7%	98.7%	4	82	224

Royal Pavilion (7) (8)	1991	Mar-06	Florida State University	12	851		394		99.1%	98.0%	4	60	204

Royal Village Tallahassee (7) (8)	1992	Mar-06	Florida State University	12	1,201		396		98.5%	99.3%	4	75	288

Royal Village Gainesville (8)	1996	Mar-06	University of Florida	12	2,031		443		96.3%	97.5%	8	118	448

Northgate Lakes (8)	1998	Mar-06	The University of Central Florida	12	3,467		460		99.2%	98.0%	13	194	710

Royal Lexington (8)	1994	Mar-06	The University of Kentucky	12	1,362		366		93.6%	92.0%	4	94	364

The Woods at Greenland (8)	2001	Mar-06	Middle Tennessee State University	12	1,020		376		93.2%	95.7%	3	78	276

Property	Year Built	Date Acquired/ Developed	Primary University Served	Typical Lease Term (Mos)	Year Ended December 31, 2006 Revenue		Average Monthly Revenue/ Bed (1)		2006 Average Occupancy (1)	Occupancy as of 12/31/06	# of Buildings	# of Units	# of Beds

Raider’s Crossing (8)	2002	Mar-06	Middle Tennessee State University	12	$ 1,091		$ 399		93.5%	95.7%	4	96	276

Raider’s Pass (8)	2002	Mar-06	Texas Tech University	12	2,914		447		75.4%	69.4%	12	264	828

Aggie Station (8)	2002	Mar-06	Texas A&M University	12	2,003		439		97.3%	98.0%	5	156	450

The Outpost San Marcos (8)	2004	Mar-06	Texas State University - San Marcos	12	2,232		429		99.3%	99.6%	5	162	486

The Outpost San Antonio (8)	2005	Mar-06	University of Texas - San Antonio	12	3,938		447		99.8%	100.0%	10	276	828

Callaway Villas (9)	2006	Aug-06 (9)	Texas A&M University	12	1,922		574		99.9%	100.0%	18	236	704

University Centre (10)	2007	Fall 2007 (10)	Rutgers University, NJIT, Essex CCC	12	—		n/a		n/a	n/a	2	234	838

ASU-SCRC (11)	2008	Aug-08 (11)	Arizona State University	12	—		n/a		n\a	n/a	10	613	1,866
Subtotal – New Owned Properties					51,633		454		96.3%	95.8%	197	4,083	13,099
Total – Owned Properties					90,683		459		97.2%	97.1%	321	5,848	19,144

ON-CAMPUS PARTICIPATING PROPERTIES (12) (13)

University Village – PVAMU	1996/ 97/98	Aug-96- Aug-98	Prairie View A&M University	9	7,982		448		94.5%	95.8%	30	612	1,920

University College – PVAMU	2000/ 2003	Aug-00 Aug-03	Prairie View A&M University	9	5,281		434		84.6%	89.3%	14	756	1,470

University Village – TAMIU	1997	Aug-97	Texas A&M International University	9	1,114		431		84.7%	83.6%	4	84	250

Cullen Oaks	2001/ 2005	Aug-01 Aug-05	The University of Houston	9	5,583		614		98.4%	96.1%	4	411	879
Total - On-Campus Participating Properties					19,960		475		91.5%	93.1%	52	1,863	4,519
Grand Total- All Properties					$110,643	(14)	$ 462	(15)	96.0%	96.2%	373	7,711	23,663

(1)
Average monthly revenue per bed is calculated based upon our base rental revenue earned during typical lease terms for the year ended December 31, 2006 divided by average occupied beds over the typical lease term. Average occupancy is calculated based on the average number of occupied beds during typical lease terms for the year ended December 31, 2006 divided by total beds.

(2)	Formerly Commons on Apache

(3)	Although we hold an 80% interest in the property, because of our preferred distribution rights, we currently receive substantially all of the property’s net cash flow.

(4)
As rent at this property includes food services, revenue is not comparable to the other properties in this chart. Subsequent to our IPO, this property’s food services revenue is now recognized by our TRS.

(5)	Subject to a 75-year ground lease with Temple University.

(6)	Our same store portfolio represents properties that were owned by us for both of the full years ended December 31, 2006 and 2005.

(7)
For lease administration purposes, University Club Tallahassee and The Grove at University Club are reported combined, College Club Tallahassee and The Greens at College Club are reported combined, and Royal Oaks, Royal Pavilion, and Royal Village Tallahassee are reported combined. As a result, revenue for the year ended December 31, 2006 is allocated to the respective properties based on relative bed count.

(8)	These properties were acquired during 2006. Average occupancy is calculated based on the period these properties were owned and operated by us in 2006.

(9)	This property completed construction and opened in the Fall 2006 semester. Average occupancy is calculated based on the period this property was operating in 2006.

(10)	Currently under development with a scheduled completion date of Fall 2007. Subject to a 95-year ground lease.

(11)	Currently under development with a scheduled completion date of August 2008. Subject to a 65-year ground lease with Arizona State University.

(12)
Although our on-campus participating properties accounted for 24.2% of our units, 19.1% of our beds and 18.0% of our revenues for the year ended December 31, 2006, because of the structure of their ownership and financing we have only received approximately $0.9 million in distributions of excess cash flow during the year ended December 31, 2006. The ground/facility leases through which we own our on-campus participating properties provide that the university lessor may purchase our interest in and assume the management of the facility.

(13)	Subject to ground/facility leases with their primary university systems. Average occupancy is calculated based on the nine month academic year (excluding the summer months).

(14)
Excludes revenue from The Village on University, which was sold in December 2006. These revenues are included in discontinued operations discussed in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8 – Consolidated and Combined Financial Statements.

(15)	Does not include revenues from The Callaway House because of its food service component, which is now recognized by our TRS subsequent to our IPO.

Property Activity Subsequent to Year End

Acquisitions

In January 2007, we acquired a 248-unit, 752-bed property (The Village on Sixth) located near the campus of Marshall University in Huntington, West Virginia, for a purchase price of $25.6 million, which excludes $1.7 million of anticipated transaction costs, initial integration expenses and capital expenditures necessary to bring this property up to our operating standards. As part of the transaction, we assumed two fixed-rate mortgage loans, which includes one for $16.2 million with an annual interest rate of 5.5% and remaining term to maturity of 7.5 years and the second loan for $1.4 million with an annual interest rate of 6.6% and remaining term to maturity of 9.9 years.

In February 2007, we acquired a three property portfolio (the “Edwards Portfolio”) for a purchase price of $102.0 million, which excludes $3.5 million of anticipated transaction costs, initial integration expenses and capital expenditures necessary to bring these properties up to our operating standards. As part of the transaction, we assumed $70.7 million in fixed-rate mortgage debt with a weighted average annual interest rate of 5.7% and an average remaining term to maturity of 8.5 years. The transaction also includes the pre-sale of an additional phase containing 84 beds currently under construction for $4.6 million, subject to the satisfaction of certain conditions. The completion of the additional phase is expected in August 2007.

The Edwards Portfolio consists of one property in Lexington, Kentucky located near the campus of the University of Kentucky, one property in Toledo, Ohio located near the campus of the University of Toledo and one property in Ypsilanti, Michigan located near the campus of Eastern Michigan University. These three properties total 764 units and 1,971 beds. Subsequent to these transactions, our total owned and managed portfolio is comprised of 57 properties that represent approximately 35,700 beds in approximately 11,900 units.

Item 3. Legal Proceedings

From time to time, we are subject to various lawsuits, claims and proceedings arising in the ordinary course of business. As of December 31, 2006, none of these were expected to have a material adverse effect on our cash flows, financial condition, or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our stockholders during the quarter ended December 31, 2006.

PART II

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters

Market Information

The Company’s common stock has been listed and is traded on the New York Stock Exchange (“NYSE”) under the symbol “ACC”. The following table sets forth, for the periods indicated, the high and low sale prices in dollars on the NYSE for our common stock and the distributions we declared with respect to the periods indicated.

	High	Low	Distributions Declared
Quarter ended March 31, 2005	$22.75	$19.09	$0.3375
Quarter ended June 30, 2005	$23.36	$19.04	$0.3375
Quarter ended September 30, 2005	$25.25	$21.75	$0.3375
Quarter ended December 31, 2005	$26.49	$22.60	$0.3375
Quarter ended March 31, 2006	$28.58	$24.24	$0.3375
Quarter ended June 30, 2006	$26.20	$22.40	$0.3375
Quarter ended September 30, 2006	$26.27	$23.80	$0.3375
Quarter ended December 31, 2006	$30.23	$24.85	$0.3375

Holders

As of March 9, 2007, there were approximately 5,100 holders of record of the Company’s common stock and 22,903,073 shares of common stock outstanding.

Distributions

We intend to continue to declare quarterly distributions on our common stock. The actual amount and timing of distributions, however, will be at the discretion of our Board of Directors and will depend upon our financial condition in addition to the requirements of the Code, and no assurance can be given as to the amounts or timing of future distributions. The payment of distributions is subject to restrictions under the Company’s $115 million revolving credit facility described in Note 10 to the Consolidated and Combined Financial Statements in Item 8 and discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 under Liquidity and Capital Resources.

Equity Compensation Plans

We have adopted the 2004 Incentive Award Plan (the “Plan”). The Plan provides for the grant to selected employees and directors of the Company and the Company’s affiliates of stock options, common units of limited partnership interest in the Operating Partnership (formerly profits interest units or “PIUs”), restricted stock units (“RSUs”), restricted stock awards (“RSAs”), and other stock-based incentive awards. The Company has reserved a total of 1,210,000 shares of the Company’s common stock for issuance pursuant to the Plan, subject to certain adjustments for changes in the Company’s capital structure, as defined in the Plan. Refer to Note 11 in the accompanying Notes to Consolidated and Combined Financial Statements in Item 8 for a more detailed description of the Plan. As of December 31, 2006, the total units and shares issued under the Plan were as follows:

	# of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	# of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders (2)	251,175	(1)	$-0-	958,825
Equity Compensation Plans Not Approved by Security Holders	n/a		n/a	n/a

(1)
Consists of RSUs granted to non-employee Board of Director members in connection with our IPO and in May 2005 and May 2006, RSAs granted to its executive officers and certain employees in February 2005 and January 2006 and common units of limited partnership interest in the Operating Partnership

(2)
Table does not include 367,682 common stock awards in the form of an outperformance bonus plan. Upon the occurrence of certain events or the achievement of certain performance measures, the common stock awards under the outperformance bonus plan will be paid to the recipients in either stock or cash, at the discretion of the Compensation Committee of the Board of Directors. If these awards were included in the above table, we would have 591,143 shares available for future issuance under the Plan.

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

The following data should be read in conjunction with the Notes to Consolidated and Combined Financial Statements in Item 8 and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7.

	As of and for the Year Ended December 31,
	2006	2005	2004	2003	2002
Statements of Operations Information:
Revenues	$118,953	$82,522	$56,230	$52,792	$47,091
Income (loss) from continuing operations	1,662	1,751	(1,350)	(186)	(2,790)
Discontinued operations:
Income (loss) attributable to
discontinued operations	2,287	2,028	50	(774)	356
Gain (loss) from disposition of real estate	18,648	5,883	(39)	16	295
Net Income (loss)	22,597	9,662	(1,339)	(944)	(2,139)

Per Share and Distribution Data:
Income per diluted share:
Income from continuing operations	$0.08	$0.12	$0.05 (1)
Discontinued operations	1.09	0.53	0.10 (1)
Net income	1.17	0.65	0.15 (1)
Cash distributions declared per share / unit	1.35	1.35	0.1651 (1)
Cash distributions declared	25,287	20,180	2,084 (1)

Balance Sheet Data:
Total assets	$884,381	$550,862	$367,628	$330,566	$307,658
Secured debt	432,294	291,646	201,014	267,518	249,706
Capital lease obligations	2,348	1,679	598	410	402
Stockholders’ and Predecessor owners’
equity (2)	369,474	223,227	138,229	27,658	35,526

Selected Owned Property Information:
Owned properties	38	25	18	14	14
Units	7,711	5,620	4,317	3,567	3,459
Beds	23,663	17,109	12,955	10,546	10,336
Occupancy as of December 31,	96.2%	97.0%	97.1%	91.5%	91.0%

Net cash provided by operating activities	$35,237	$20,429	$17,778	$6,846	$7,647
Net cash used in investing activities	(102,718)	(111,755)	(63,621)	(33,738)	(21,678)
Net cash provided by financing activities	121,947	111,332	45,251	21,553	11,646

Funds From Operations (“FFO”):
Net income (loss)	$22,597	$9,662	$(1,339)	$(944)	$(2,139)
Minority interests	2,038	164	(100)	(16)	(30)
(Gain) loss from disposition of real estate	(18,648)	(5,883)	39	(16)	(295)
Real estate related depreciation and
amortization	24,956	16,032	10,009	8,937	8,233
Funds from operations (3)(4)	$30,943	$19,975	$8,609	$7,961	$5,769

(1)	Represents per share information and cash distributions declared during the period from August 17, 2004 (our IPO date) through December 31, 2004.

(2)	Information for the years ended December 31, 2006, 2005 and 2004 reflects our stockholders’ equity as a result of and subsequent to the IPO while previous years reflect our Predecessor owners’ equity.

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

(4)
When considering our FFO, we believe it is also a meaningful measure of our performance to make certain adjustments related to our on-campus participating properties. See Management’s Discussion and Analysis of Financial Condition and Results of Operations—Funds from Operations in Item 7 contained herein.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

On March 1, 2006, we completed the acquisition of a portfolio of 13 student housing properties (the “Royal Portfolio”) pursuant to a contribution and sale agreement with contributors affiliated with Royal Properties for a contribution value of $244.3 million, which was paid as follows: (i) the issuance to certain partners of the contributors of approximately 2.1 million Common Units valued at $23.50 per unit and approximately 0.1 million Series A Preferred Units valued at $26.75 per unit (See Note 9); (ii) the assumption of $123.6 million of fixed-rate mortgage debt (see Note 10); and (iii) the remainder in cash and promissory notes. As of December 31, 2006, as anticipated, the Company has incurred an additional $4.9 million in closing costs and other external acquisition costs related to this acquisition.

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

The Royal Portfolio consists of five properties in Florida, four properties in Texas, two properties in Tennessee, and one property each in Arizona and Kentucky. The 13 properties contain approximately 1,800 units and approximately 5,700 beds. As of December 31, 2006, we were also under contract to acquire a $24.8 million property in Waco, Texas. The closing of this transaction was dependent upon completion of construction and lease-up and the achievement of certain occupancy levels and rental rates, which were not met and the contract was terminated in 2007.

Property Portfolio

As of December 31, 2006, our total property portfolio contained 38 student housing properties with approximately 23,700 beds and 7,700 apartment units, all of which we manage. These communities contain modern housing units, offer resort-style amenities and are supported by a resident assistant system and other student-oriented programming.

Our property portfolio includes 34 owned properties that are in close proximities to 34 colleges and universities in 12 states, two of which are currently under construction. The net operating income of these student housing communities, which is one of the financial measures that we use to evaluate community performance, is affected by the demand and supply dynamics within our markets, which drives our rental rates and occupancy levels and is affected by our ability to control operating costs. Our overall operating performance is also impacted by the general availability and cost of capital and the performance of our newly developed and acquired student housing communities. We create long-term stockholder value by accessing capital on cost effective terms, deploying that capital to develop, redevelop and acquire student housing communities and selling communities when they no longer meet our long-term investment strategy and when market conditions are favorable.

Additionally, we participate with two university systems in the ownership of four on-campus properties under long-term ground/facility leases; we refer to these properties as our “on-campus participating properties.”

Third-Party Development and Management Services

We also provide development and construction management services for student housing properties owned by universities, 501(c) 3 foundations and others. Our clients have included some of the nation’s most prominent systems of higher education, including the State University of New York System, the University of California System, the University of Houston System, the Texas A&M University System, the Texas State University System, the University of Georgia System, the University of North Carolina System, the Purdue University System, the University of Colorado System, and the West Virginia University System. We have developed student housing properties for these clients and a majority of the time have been retained to manage these properties following their opening. Since 1996, we have developed and assisted in securing financing for 28 third-party student housing properties, including four projects with scheduled completion dates ranging between August 2007 and July 2008. As of December 31, 2006, we were under contract on four projects that are currently in progress and whose fees range from $0.4 million to $3.1 million. As of December 31, 2006, fees of approximately $2.8 million remained to be earned by us with respect to these projects, which have scheduled completion dates of August 2007 through July 2008.

We also provide third-party management and leasing services for 15 student housing properties that represent approximately 9,300 beds in approximately 3,200 units, nine of which we developed. Our third-party management and leasing services are typically provided pursuant to multi-year management contracts that have an initial term that ranges from one to five years. As of December 31, 2006, our total owned and managed portfolio included 53 properties that represented approximately 33,000 beds in approximately 10,900 units.

We believe that the ownership and operation of student housing communities in close proximity to selected colleges and universities present an attractive long-term investment opportunity for our investors. We intend to continue to execute our strategy of identifying existing differentiated, typically highly amenitized, student housing communities or development opportunities in close proximity to university campuses with high barriers to entry which are projected to experience substantial increases in enrollment and/or are under-serviced in terms of existing on and/or off-campus student housing. While fee revenue from our third-party development, construction management and property management services allows us to develop strong and key relationships with colleges and universities, this area has over time become a smaller portion of our operations due to the continued focus on and growth of our owned property portfolio. Nevertheless, we believe these services continue to provide synergies with respect to our ability to identify, close, and successfully operate student housing properties.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions in certain circumstances that affect amounts reported in our consolidated and combined financial statements and related notes. In preparing these financial statements, management has utilized all available information, including its past history, industry standards and the current economic environment, among other factors, in forming its estimates and judgments of certain amounts included in the consolidated and combined financial statements, giving due consideration to materiality. It is possible that the ultimate outcome anticipated by management in formulating its estimates may not be realized. Application of the critical accounting policies below involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. In addition, other companies in similar businesses may utilize different estimation policies and methodologies, which may impact the comparability of our results of operations and financial condition to those companies.

Revenue and Cost Recognition of Third-Party Development and Management Services

Costs associated with the pursuit of third-party development and management service contracts are expensed as incurred until such time as we have been notified of a contract award or otherwise believe that it is probable a contract will be awarded. At such time, the reimbursable portion of such costs are recorded as receivables with the remaining portion deferred and expensed in relation to the revenues earned on such contracts. Development revenues are generally recognized based on a proportionate performance method based on contract deliverables, while construction revenues are recognized and related costs (including the costs of our construction personnel involved in the project) are deferred and expensed using the percentage of completion method as determined by construction costs incurred relative to the total estimated construction costs. Fees received in excess of those recognized are reflected as deferred revenue, which is included in other liabilities in the accompanying consolidated balance sheets. Revenues recognized in excess of amounts received are included in other assets on the accompanying consolidated balance sheets. Incentive fees are generally recognized when the project is complete and performance has been agreed upon by all parties, or when performance has been verified by an independent third-party.

Third-party management fees are generally received and recognized on a monthly basis and are computed as a percentage of property receipts, revenues or a fixed monthly amount, in accordance with the applicable management contract. Incentive management fees are recognized when the contractual criteria are anticipated to be met.

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

Long-Lived Assets–Impairment

On a periodic basis, management is required to assess whether there are any indicators that the value of our real estate properties may be impaired. A property’s value is considered impaired if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property are less than the carrying value of the property. These estimates of cash flows consider factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors. To the extent impairment has occurred, the loss will be measured as the excess of the carrying amount of the property over the fair value of the property, thereby reducing our net income.

Outperformance Bonus Plan

Vesting of stock-based awards under our outperformance bonus plan (discussed in Note 11 in the accompanying Notes to Consolidated and Combined Financial Statements contained in Item 8 herein) will occur on the third anniversary of our IPO, provided that the employees have maintained continued service and that at least one performance measure, as outlined in our 2004 Incentive Award Plan, has been achieved. Management’s assessment of the probability of the achievement of the required performance measures is a highly judgmental determination that is based on the facts and circumstances existing at the date of the financial statements as well as management’s expectations of our and our peer group’s future performance. As of December 31, 2006, nothing has been reflected in our financial statements related to these awards, because management has determined that the achievement of the required performance measures is not probable. In the event that in a future period management determines that one of the required performance measures becomes probable, a charge to compensation expense will be recognized based on a proportionate amount of the total fair value of the awards from the date the award is considered probable to the ultimate settlement date. The total potential charge to compensation expense, should management determine that the vesting of the awards becomes probable, could be in excess of $10.0 million.

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

Results of Operations

Comparison of the Years Ended December 31, 2006 and December 31, 2005

The following table presents our results of operations for the years ended December 31, 2006 and 2005, including the amount and percentage change in these results between the two periods.

	Year Ended December 31,
	2006	2005	Change($)	Change(%)
Revenues:
Owned off-campus properties	$89,264	$54,287	$34,977	64.4%
On-campus participating properties	19,960	18,470	1,490	8.1%
Third-party development services	5,778	5,854	(76)	(1.3%)
Third-party management services	2,532	2,786	(254)	(9.1%)
Resident services	1,419	1,125	294	26.1%
Total revenues	118,953	82,522	36,431	44.1%

Operating expenses:
Owned off-campus properties	42,620	25,653	16,967	66.1%
On-campus participating properties	8,970	8,325	645	7.7%
Third-party development and management services	5,564	6,969	(1,405)	(20.2%)
General and administrative	6,278	6,714	(436)	(6.5%)
Depreciation and amortization	24,864	15,447	9,417	61.0%
Ground/facility lease	857	873	(16)	(1.8%)
Total operating expenses	89,153	63,981	25,172	39.3%

Operating income	29,800	18,541	11,259	60.7%

Nonoperating income and (expenses):
Interest income	1,230	825	405	49.1%
Interest expense	(25,937)	(17,368)	(8,569)	49.3%
Amortization of deferred financing costs	(1,365)	(1,176)	(189)	16.1%
Other nonoperating income	—	1,279	(1,279)	(100.0%)
Total nonoperating expenses	(26,072)	(16,440)	(9,632)	58.6%

Income before income taxes, minority interests, and discontinued operations	3,728	2,101	1,627	77.4%
Income tax provision	(28)	(186)	158	(84.9%)
Minority interests	(2,038)	(164)	(1,874)	1,142.7%
Income from continuing operations	1,662	1,751	(89)	5.1%

Discontinued operations:
Income attributable to discontinued operations	2,287	2,028	259	12.8%
Gain from disposition of real estate	18,648	5,883	12,765	217.0%
Total discontinued operations	20,935	7,911	13,024	164.6%
Net income	$22,597	$9,662	$12,935	133.9%

Owned Off-Campus Properties Operations

Revenues and operating expenses from our owned off-campus properties increased by $35.0 million and $17.0 million, respectively, in 2006 as compared to 2005. These increases were primarily due to the acquisition of the Royal Portfolio on March 1, 2006 and the completion of construction and opening of University Village at Sweet Home in August 2005 and Callaway Villas in August 2006. The Village on University was sold in December 2006 and is therefore not reflected in operating revenues and expenses but is included in discontinued operations.

New Property Operations. On March 1, 2006, we acquired the Royal Portfolio, which consists of 13 properties containing 5,745 beds located in Florida, Texas, Tennessee, Arizona and Kentucky. In addition, in August 2005 we completed construction of and opened an 828-bed property serving the State University of New York – Buffalo and in August 2006 we completed construction of and opened a 704-bed property serving Texas A&M University. These new properties contributed $34.2 million of additional revenues and $16.9 million of additional operating expenses in 2006 as compared to 2005.

Same Store Property Operations (Excluding New Property Activity). We had ten properties containing 6,045 beds which were operating during both 2006 and 2005. These properties produced revenues of $39.1 million and $38.0 million during 2006 and 2005, respectively, an increase of $1.1 million. Excluding resident services revenues, which are provided through our TRS subsequent to our IPO, these properties produced revenues of $38.1 million during 2006, as compared to $37.0 million in 2005, an increase of $1.1 million. This increase was primarily due to an increase in average rental rates during 2006 as compared to 2005, as well as the improved lease up for the 2006/2007 academic year, which resulted in average occupancy rates increasing to 96.6% in 2006 from 96.2% in 2005. Revenues in 2007 will be dependent on our ability to maintain our current leases in effect for the 2006/2007 academic year and our ability to obtain appropriate rental rates and desired occupancy for the 2007/2008 academic year at our various properties during our leasing period, which typically begins in January and ends in August.

At these existing properties, operating expenses remained relatively constant at $16.5 million for both 2006 and 2005. We anticipate that operating expenses in 2007 will increase slightly as compared with 2006 as a result of expected increases in insurance costs, utility costs, property taxes and general inflation.

On-Campus Participating Properties (“OCPP”) Operations

New Property Operations. In August 2005, we completed construction of and opened an additional phase of our Cullen Oaks property, consisting of 180 units and 354 beds. This additional phase contributed approximately $1.3 million of additional revenues and approximately $0.6 million of additional operating expenses during 2006.

Same Store OCPP Operations. We had four on-campus participating properties containing 4,165 beds which were operating during both 2006 and 2005. Revenues from our same store on-campus participating properties increased to $17.7 million in 2006 from $17.6 million in 2005, an increase of $0.1 million. This increase was due to increased rental rates, which were offset by a decrease in average occupancy from 73.3% in 2005 to 71.9% in 2006.

At these existing properties, operating expenses remained relatively constant at $8.1 million and $8.0 million for the years ended December 31, 2006 and 2005, respectively. We anticipate that operating expenses in 2007 will increase slightly as compared with 2006 as a result of expected increases in utility costs, insurance costs and general inflation.

Third-Party Development Services Revenue

Third-party development services revenue was approximately $5.8 million in both 2006 and 2005. Development services revenues are dependent on our ability to successfully be awarded such projects, the amount of the contractual fee related to the project and the timing and completion of the development and construction of the project. In addition, to the extent projects are completed under budget, we may be entitled to a portion of such savings, which are recognized as revenue when performance has been agreed upon by all parties, or when performance has been verified by an independent third-party. It is possible that projects for which we have deferred pre-development costs will not close and that we will not be reimbursed for such costs. The pre-development costs associated therewith will ordinarily be charged against income for the then-current period.

Third-Party Management Services Revenue

Third-party management services revenues decreased by $0.3 million from $2.8 million in 2005 to $2.5 million in 2006. This decrease was primarily the result of the discontinuation of the Texas State University System management contracts in July 2006, which was slightly offset by the commencement of four management contracts in August 2006. We anticipate that third-party management services revenues in 2007 will increase slightly as compared with 2006, as a result of the four management contracts obtained in August 2006 and anticipated new contracts in 2007.

Third-Party Development and Management Services Expenses

Third-party development and management services expenses decreased approximately $1.4 million, from $7.0 million in 2005 to $5.6 million in 2006. This decrease was primarily due to a decrease of approximately $0.9 million in expenses incurred during 2006 as compared to 2005 in relation to the West Virginia University third-party development projects, a result of the progress of those projects during the respective years. Additionally, a reserve of approximately $0.3 million was recorded in 2005 related to our Blinn College development project which was not awarded as anticipated. Third-party development and management services expenses in 2007 will be dependent on the level of awards we pursue, and as previously mentioned, any pre-development costs charged against income for projects which did not close.

Resident Services

Resident services revenue represents revenue earned by our TRS related to the provision of certain services to residents at our properties, such as food service, housekeeping, and resident programming activities. These services are provided to the residents at market rates and under an agreement between the TRS and the Operating Partnership, payments from residents are collected by the properties on behalf of the TRS in conjunction with their collection of rents. Revenue from resident services increased approximately $0.3 million from $1.1 million in 2005 to $1.4 million in 2006. This increase was primarily due to additional revenue earned during 2006 from the acquired properties discussed above and the completion of construction and opening of University Village at Sweet Home in August 2005 and Callaway Villas in August 2006. As a business strategy, our level of services provided to residents by the TRS is only incidental to that which is necessary to maintain or increase occupancy. We anticipate that resident services revenue will increase in 2007 as compared to 2006 as additional revenues are generated from the timing of acquisitions and development properties placed into service.

General and Administrative

General and administrative expenses (relating primarily to corporate operations) decreased approximately $0.4 million from $6.7 million in 2005 to $6.3 million in 2006. This decrease was primarily due to a $0.4 million compensation charge recorded in April 2005 to reflect a separation agreement entered into with a former executive officer. In addition, the level of cash incentive awards decreased in 2006 as compared to 2005, which was offset by an increase in payroll and other related costs as a result of overall increases in corporate staffing levels due to recent growth in our owned portfolio from the property acquisitions completed in 2006 and 2005. As a result of this growth, we anticipate general and administrative expenses to increase substantially in 2007 as a result of the annualization of these costs as well as increases in general inflation.

Depreciation and Amortization

Depreciation and amortization increased approximately $9.4 million from $15.5 million in 2005 to $24.9 million in 2006. This increase was primarily due to the acquisition of the Royal Portfolio on March 1, 2006, the acquisition of seven properties during 2005, the opening of one owned off-campus property in August 2005 and one owned off-campus property in August 2006, and the completion of an additional phase at an on-campus participating property in August 2005. In conjunction with the acquisition of the 13-property Royal Portfolio on March 1, 2006 and the seven properties acquired during the first quarter of 2005, a valuation was assigned to in-place leases which was amortized over the remaining lease terms of the acquired leases (generally less than one year). This contributed $2.3 million and $1.1 million of additional depreciation and amortization expense for the year ended December 31, 2006 and 2005, respectively, an increase of $1.2 million. We expect depreciation and amortization in 2007 to increase significantly from 2006 primarily due to a full year’s depreciation on properties acquired and placed in service during 2006 and the $127.6 million of recently completed 2007 acquisitions.

Amortization of deferred financing costs increased $0.2 million from $1.2 million in 2005 to $1.4 million in 2006. This increase was primarily due to debt assumed in connection with the previously mentioned Royal Portfolio acquisition and additional finance costs incurred in June 2005 related to an amendment to our revolving credit facility. This increase was slightly offset by a decrease related to the August 2006 amendment to our revolving credit facility, which extended the term of the facility through August 2009. We expect amortization of deferred financing costs in 2007 to remain fairly constant as compared to 2006 due to a full year’s amortization of debt assumed in connection with acquisitions made during 2006 and the debt assumed in connection with the $127.6 million of recently completed 2007 acquisitions, which will be offset by a reduction in amortization on the revolving credit facility as a result of the previously mentioned August 2006 amendment.

Interest Income

Interest income increased by approximately $0.4 million, from $0.8 million in 2005 to $1.2 million in 2006. This increase is primarily due to additional interest earned in 2006 on the remaining proceeds from our September 2006 equity offering and net proceeds from the sale of our owned off-campus property in December 2006, which was invested in money market investments during the year. In addition, higher interest rates in 2006 resulted in more interest earned on cash and cash equivalents and restricted cash.

Interest Expense

Interest expense increased approximately $8.5 million, from $17.4 in 2005 to $25.9 million in 2006. This increase was primarily due to $6.4 million of additional interest incurred in 2006 associated with debt assumed in connection with the previously mentioned 2006 and 2005 acquisitions, net of the amortization of debt premiums and discounts recorded to reflect the market value of debt assumed. In addition, we incurred additional interest expense on our revolving credit facility as a result of an increase in the weighted average balance from $13.5 million to $41.1 million for the years ended December 31, 2005 and 2006, respectively, and an increase in the weighted average interest rate incurred under the revolving credit facility from 4.5% to 6.6% for the years ended December 31, 2005 and 2006, respectively. We also incurred additional interest in 2006 related to the construction loans incurred to fund the additional phase at an on-campus participating property that opened in August 2005. These increases were offset by an increase in capitalized interest as a result of two owned off-campus properties being under construction during 2006 as compared to one owned off-campus property being under construction for the same period in 2005. We anticipate that interest expense in 2007 will increase from 2006 levels due to interest expense assumed or incurred in connection with property acquisitions and increases in potential borrowing rates that may impact our floating rate on our credit facility.

Other Nonoperating Income

Other non-operating income for 2005 includes a gain of approximately $0.9 million related to the sale of our option to acquire a 23.33% interest in Dobie Center, an off-campus student housing property held by an affiliate of our Predecessor owners. In addition, we also recognized a gain of approximately $0.4 million in 2005 related to insurance proceeds received for a fire that occurred at one of our owned off-campus properties in 2003.

Income Taxes

Subsequent to our IPO formation transactions, our TRS manages our non-REIT activities. The TRS is subject to federal, state and local income taxes and is required to recognize the future tax benefits attributable to deductible temporary differences between book and tax basis, to the extent that the asset will be realized. Accordingly, an initial income tax benefit of $0.7 million was recorded in connection with our IPO during 2004. An income tax provision of approximately $0.2 million and $28,000 was recorded by our TRS during 2005 and 2006, respectively, to better reflect our estimate of the realization of our deferred tax asset based on management’s estimate of future taxable income of our TRS.

We are subject to federal, state and local income taxes as a result of the services provided by our TRS, which include our third-party services revenues, resident services revenues and the operations of our on-campus participating properties. As a result, the income earned by our TRS, unlike our results from our owned properties, is subject to taxation. The amount of income taxes to be recognized is dependent on the operating results of the TRS.

Minority Interests

Minority interests increased by approximately $1.8 million from $0.2 million in 2005 to $2.0 million in 2006. This increase was primarily due to the issuance of Common Units and Series A Preferred Units in our Operating Partnership on March 1, 2006 in connection with our acquisition of the Royal Portfolio. See Note 9 in the accompanying Notes to Consolidated and Combined Financial Statements contained in Item 8 herein for a detailed description of minority interests.

Discontinued Operations

Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, requires, among other items, that the operating results of real estate properties sold or classified as held for sale be included in discontinued operations in the statements of operations for all periods presented.  The Village on University, an owned off-campus property, was sold in December 2006 for $51.0 million and the resulting gain on disposition of $18.6 million is included in discontinued operations for the year ended December 31, 2006. The net operating income attributable to this property is included in discontinued operations for the years ended December 31, 2006 and 2005. In addition, our University Village at San Bernardino property was sold to Cal State University - San Bernardino in January 2005. The net operating loss and the resulting gain on disposition are also included in discontinued operations for the year ended December 31, 2005.

Please refer to Note 6 in the accompanying Notes to Consolidated and Combined Financial Statements contained in Item 8 herein for a table summarizing the results of operations of the properties sold during the years ended December 31, 2006 and 2005.

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

	Year Ended December 31,
	2005	2004	Change($)	Change(%)
Revenues:
Owned off-campus properties	$54,287	$30,522	$23,765	77.9%
On-campus participating properties	18,470	17,418	1,052	6.0%
Third-party development services	5,854	5,803	51	0.9%
Third-party management services	2,786	2,105	681	32.4%
Resident services and other income	1,125	382	743	194.5%
Total revenues	82,522	56,230	26,292	46.8%

Operating expenses:
Owned off-campus properties	25,653	14,894	10,759	72.2%
On-campus participating properties	8,325	7,995	330	4.1%
Third-party development and management services	6,969	5,543	1,426	25.7%
General and administrative	6,714	5,234	1,480	28.3%
Depreciation and amortization	15,447	8,985	6,462	71.9%
Ground/facility lease	873	812	61	7.5%
Total operating expenses	63,981	43,463	20,518	47.2%

Operating income	18,541	12,767	5,774	45.2%

Nonoperating income and (expenses):
Interest income	825	81	744	918.5%
Interest expense	(17,368)	(14,835)	(2,533)	17.1%
Amortization of deferred financing costs	(1,176)	(1,118)	(58)	5.2%
Other nonoperating income	1,279	927	352	38.0%
Total nonoperating expenses	(16,440)	(14,945)	(1,495)	10.0%

Income (loss) before income taxes, minority interests, and discontinued operations	2,101	(2,178)	4,279	(196.5%)
Income tax (provision) benefit	(186)	728	(914)	(125.5%)
Minority interests	(164)	100	(264)	(264.0%)
Income (loss) from continuing operations	1,751	(1,350)	3,101	(229.7%)

Discontinued operations:
Income attributable to discontinued operations	2,028	50	1,978	3,956.0%
Gain (loss) from disposition of real estate	5,883	(39)	5,922	(15,184.6%)
Total discontinued operations	7,911	11	7,900	71,818.2%
Net Income (loss)	$9,662	$(1,339)	11,001	(821.6%)

Owned Off-Campus Properties Operations

Revenues and operating expenses from our owned off-campus properties increased by $23.8 million and $10.8 million, respectively, in 2005 as compared to 2004. These increases were primarily due to the acquisition of seven properties during the first quarter of 2005, the completion of construction and opening of two properties in August 2004, the completion of construction and opening of one property in August 2005, and higher year-to-date occupancy at a majority of the same store properties operated during both periods, as described below. The Village on University and University Village at San Bernardino owned off-campus properties were sold in December 2006 and January 2005, respectively, and are therefore not reflected in operating revenues and expenses but are included in discontinued operations.

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

Same Store Property Operations (Excluding New Property Activity). We had eight properties containing 5,053 beds which were operating during both 2005 and 2004. These properties produced revenues of $29.3 million and $27.7 million during 2005 and 2004, respectively, an increase of $1.6 million. Excluding resident services revenues, which are provided through our TRS subsequent to our IPO, these properties produced revenues of $28.4 million during 2005, as compared to $27.3 million in 2004, an increase of $1.1 million. These increases were due primarily to the improved lease up for the 2005/2006 academic year, which resulted in average occupancy rates increasing to 95.7% in 2005 from 90.8% in 2004.

At these existing properties, operating expenses remained relatively constant at $13.5 million and $13.4 million for 2005 and 2004, respectively.

On-Campus Participating Properties (“OCPP”) Operations

New Property Operations. In August 2005, we completed construction of and opened an additional phase of our Cullen Oaks property, consisting of 180 units and 354 beds. This additional phase contributed approximately $0.6 million of additional revenues and approximately $0.2 million of additional operating expenses during 2005.

Same Store OCPP Operations. We had four on-campus participating properties containing 4,167 beds which were operating during both 2005 and 2004. Revenues from our same store on-campus participating properties increased to $17.6 million in 2005 from $17.4 million in 2004, an increase of $0.2 million. This increase was due to increased rental rates, which were offset by a decrease in average occupancy from 76.1% in 2004 to 73.3% in 2005, as well as an increase in other miscellaneous income items.

At these existing properties, operating expenses remained constant at $8.0 million for both 2005 and 2004.

Third-Party Development Services Revenue

Third-party development services revenue increased by $0.1 million from $5.8 million in 2004 as compared to $5.9 million in 2005. The increase in our third-party development revenue was primarily due to a slightly higher average contractual fee per project and a higher percentage of the contractual fees recognized during 2005 as compared to 2004. These factors were offset by fewer projects in progress and a decrease in construction savings revenue earned during 2005. We had eight projects in progress during 2005 with an average contractual fee of approximately $1.2 million compared to 2004 in which we had 12 projects in progress with an average contractual fee of $1.1 million. Also, due to differences in the percentage of construction completed during the periods, of the total contractual fees of the projects in progress during the respective periods, approximately 57.3% of the total contractual fees were recognized during 2005 compared to approximately 34.6% for 2004. In addition, our third-party development revenue decreased as a result of approximately $0.6 million of construction savings revenue that was recognized during 2004. No construction savings revenue was earned on our third-party development projects during 2005.

Development services revenue earned in relation to our on-campus participating properties is recognized over the term of the underlying ground leases. Approximately $0.4 million of deferred development and construction revenue was recognized in 2004 upon the transfer of one of our on-campus participating properties (Coyote Village) to Weatherford College in April 2004.

Third-Party Management Services Revenues

Third-party management services revenue increased $0.7 million from $2.1 million in 2004 as compared to $2.8 million in 2005. The increase was due to a full academic year of revenues earned related to seven new management contracts that commenced in Fall 2004.

Third-Party Development and Management Services Expenses

Third-party development and management services operating expenses increased approximately $1.4 million, from $5.5 million in 2004, to $6.9 million in 2005. This increase was primarily due to expenses incurred during 2005 in relation to three West Virginia University fixed price projects that were in progress during 2005 which contributed $1.1 million to the increase and a reserve of approximately $0.3 million of development costs associated with our Blinn College development project which was not awarded as anticipated.

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

General and Administrative

General and administrative expenses (relating primarily to corporate operations) increased $1.5 million in 2005 compared to 2004. This increase was primarily due to the following items: (i) additional expenses of $0.5 million incurred in 2005 related to Sarbanes-Oxley Section 404 compliance costs, (ii) a compensation charge of approximately $0.4 million to reflect a separation agreement entered into with an executive officer in April 2005, (iii) a full year of expenses incurred as a public company during 2005, (iv) general increases in corporate staffing as a result of the growth experienced by the Company in 2005, and (v) normal inflationary increases in such items as payroll costs, benefits, and other related corporate items. These increases were offset by a compensation charge of approximately $2.1 million recorded during 2004 in connection with the issuance of profits interest units (“PIUs”) to certain of our executive and senior officers in connection with our IPO.

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

Amortization of deferred financing costs increased by $0.1 million, from $1.1 million in 2004 to $1.2 million in 2005. This increase was primarily due to additional finance cost amortization incurred in 2005 related to debt assumed or incurred in connection with the property acquisitions closed during the first quarter of 2005 as well as finance costs incurred under our revolving credit facility. These increases were offset by a reduction in amortization of deferred financing costs as a result of the payoff of one mortgage loan in connection with our IPO.

Interest Income

Interest income increased by $0.7 million, from $0.1 million in 2004 to $0.8 million in 2005. This increase is primarily due to additional interest earned in 2005 on the remaining proceeds from our July 2005 equity offering that were invested in commercial paper and money market investments during the year.

Interest Expense

Interest expense increased $2.5 million in 2005 compared to 2004. This increase was primarily due to additional interest of $3.8 million related to debt assumed or incurred in relation to the acquisition of the seven previously mentioned properties in the first quarter 2005 as well as additional interest expense of $0.5 million incurred in 2005 under our revolving credit facility. Approximately six months of interest was recognized under our revolving credit facility in 2005 as a result of the facility being fully paid down in July 2005 in connection with our equity offering. This is in comparison to only approximately 4.5 months of interest recognized under our revolving credit facility in 2004 due to the facility being obtained in connection with the IPO in August 2004. These increases were offset by a $1.3 million increase of capitalized interest in 2005 as compared to 2004 as a result of increased activity related to the construction of our owned off-campus properties. The retirement of a $19.5 million mortgage loan in connection with our IPO resulted in an additional decrease in interest expense of approximately $0.7 million.

Other Nonoperating Income

Other non-operating income for 2005 includes a gain of approximately $0.9 million related to the sale of our option to acquire a 23.33% interest in Dobie Center, an off-campus student housing property held by an affiliate of our Predecessor owners. In addition, we also recognized a gain of approximately $0.4 and $0.7 million in 2005 and 2004, respectively, related to insurance proceeds received for a fire that occurred at one of our owned off-campus properties in 2003. A gain of approximately $0.2 million was also recognized in 2004 related to insurance proceeds received for hail damage that occurred at one of our on-campus participating properties in 2003.

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

Minority Interests

Minority interests in 2005 represent the 0.7% interest in the net income of our Operating Partnership held by holders of common units in our Operating Partnership as well as a minority partner’s interest in the net income of our University Village at Sweet Home property, which commenced operations in August 2005. Minority interests in 2004 represent a minority partner’s share of the net loss of four owned off-campus properties. We redeemed this minority partner’s interest in connection with our IPO. See Note 9 in the accompanying Notes to Consolidated and Combined Financial Statements contained in Item 8 herein for a detailed description of minority interests.

Discontinued Operations

Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, requires, among other items, that the operating results of real estate properties sold or classified as held for sale be included in discontinued operations in the statements of operations for all periods presented.  The Village on University, an owned off-campus property, was sold in December 2006 and is included in discontinued operations for the years ended December 31, 2005 and 2004. In addition, our University Village at San Bernardino property was sold to Cal State University - San Bernardino in January 2005 and is included in discontinued operations for the years ended December 31, 2005 and 2004. The properties included in discontinued operations for the year ended December 31, 2004 also include the Village at Riverside and other non-core assets that were distributed to our Predecessor owners as part of the IPO as well as an on-campus participating property (Coyote Village) whose ground lease was transferred to the Weatherford College in April 2004.

Please refer to Note 6 in the accompanying Notes to Consolidated and Combined Financial Statements contained in Item 8 herein for a table summarizing the results of operations of the properties sold, distributed, or classified as held for sale during the years ended December 31, 2005 and 2004.

Cash Flows

Comparison of Years Ended December 31, 2006 and December 31, 2005

Operating Activities

For the year ended December 31, 2006, net cash provided by operating activities before changes in working capital accounts provided approximately $32.3 million, as compared to $20.6 million for the year ended December 31, 2005, an increase of $11.7 million.  Changes in working capital accounts provided $2.9 million for the year ended December 31, 2006 while working capital accounts utilized $0.2 million for the year ended December 31, 2005.  These changes were primarily due to an increase in depreciation and amortization and operating cash flow generated from the acquisition of the Royal Portfolio on March 1, 2006, the acquisition of seven properties during the first quarter of 2005, the opening of one owned off-campus property in both August 2006 and August 2005 and an additional phase at an on-campus participating property in August 2005.

Investing Activities

Investing activities utilized $102.7 million and $111.8 million for the years ended December 31, 2006 and 2005, respectively. The decrease in cash utilized in investing activities during the year ended December 31, 2006 related primarily to proceeds received from the sale of our owned off-campus property, The Village on University, in December 2006 and development costs incurred in 2005 on an additional phase of an on-campus participating property that was completed and opened for occupancy in Fall 2005. These decreases were offset by a $25.6 million increase in cash used to fund the construction of our owned off-campus development properties and proceeds received from the sale of University Village at San Bernardino in January 2005. During the years ended December 31, 2006, three owned off-campus properties were under development, of which one was completed and opened for occupancy in August 2006. During the year ended December 31, 2005, three owned off-campus properties were under development, of which one was completed and opened for occupancy in August 2005. For the years ended December 31, 2006, 2005 and 2004, our cash utilized in investing activities was comprised of the following:

	Year Ended December 31,
	2006	2005	2004
Property disposition	$50,045	$28,023	$—
Property acquisitions	(69,697)	(72,763)	—
Capital expenditures for on-campus participating properties	(483)	(489)	(1,045)
Capital expenditures for owned off-campus properties	(6,887)	(3,639)	(7,674)
Investments in on-campus participating properties under development	—	(15,398)	(836)
Renovation expenditures for owned off-campus property	(1,662)	—	—
Investments in owned off-campus properties under development	(73,048)	(47,398)	(53,446)
Purchase of corporate furniture, fixtures, and equipment	(986)	(742)	(620)
Sale of option to acquire interest in student housing property	—	651	—
Total	$(102,718)	$(111,755)	$(63,621)

Financing Activities

Cash provided by financing activities totaled $121.9 million and $111.3 million for the years ended December 31, 2006 and 2005, respectively. The increase in cash provided by financing activities was primarily the result of our equity offering in September 2006 which raised $133.2 million, net of offering costs, as compared to the $96.6 million, net of offering costs, raised in our July 2005 equity offering. In addition, during 2005 we paid down $11.8 million, net of draws, on our revolving credit facility. During 2006 we received $42.1 million of construction loan proceeds, which were used to fund the construction of two of our owned development properties, as compared to $15.9 million of construction loan proceeds received during 2005 to fund the development of an additional phase at an on-campus participating property. These increases were offset by the receipt of proceeds from a $38.8 million bridge loan during 2005 and the $20.2 million pay down of a construction loan with proceeds from our September 2006 equity offering. In addition, there was a $5.1 million increase in distributions to common and restricted stockholders during 2006 as a result of our July 2005 and September 2006 equity offerings.

Comparison of Years Ended December 31, 2005 and December 31, 2004

Operating Activities

For the year ended December 31, 2005, net cash provided by operating activities before changes in working capital accounts provided approximately $20.6 million, as compared to $11.8 million for the year ended December 31, 2004, an increase of $8.8 million. Changes in working capital accounts utilized $0.2 million for the year ended December 31, 2005 while $6.0 million was provided by working capital accounts for the year ended December 31, 2004, a decrease of $6.2 million. This change was primarily the result of a $2.9 million increase in accounts receivable from our third-party development and management services operations due to the increased activities in these operations in 2005 as compared to 2004. Additionally, various working capital accounts experienced an increase in 2005 over 2004 such as student contracts receivable and prepaid expenses due to the properties acquired or placed in service during 2005.

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

The following table reflects the amounts related to our on-campus participating properties included in our consolidated/combined financial statements for the years ended December 31, 2006, 2005, and 2004:

	Year Ended December 31,
	2006	2005	2004
Revenues	$19,960	$18,470	$17,730
Direct operating expenses (1)	(8,382)	(7,738)	(7,621)
Amortization	(4,131)	(3,661)	(3,532)
Amortization of deferred financing costs	(241)	(234)	(240)
Ground/facility lease (2)	(857)	(873)	(846)
Net operating income	6,349	5,964	5,491
Interest income	330	178	53
Interest expense (3) (4)	(6,447)	(5,718)	(5,547)
Other non-operating income	—	—	234
Net income (6)	$232	$424	$231 (5)

(1)
Excludes property management fees of $0.9 million for the years ended December 31, 2006, 2005, and 2004. This expense and the corresponding fee revenue recognized by us have been eliminated in consolidation/combination. Also excludes allocation of expenses related to corporate management and oversight.

(2)
Represents the universities’ 50% share of the properties’ net cash available for distribution after payment of operating expenses, debt service (including payment of principal) and capital expenditures.

(3)
Interest expense is net of approximately $0.2 million of capitalized interest for the year ended December 31, 2005 related to Cullen Oaks Phase II, an additional phase of the Cullen Oaks on-campus participating property which was completed in August 2005.

(4)	Debt service expenditures for these properties totaled $8.7 million, $7.8 million and $7.1 million for the years ended December 31, 2006, 2005, and 2004, respectively.

(5)
Includes the results of Coyote Village, which was transferred to Weatherford College in April 2004. This property is classified as discontinued operations in the accompanying Consolidated and Combined Financial Statements contained in Item 8.

(6)	Excludes income taxes associated with these properties, which are owned by our TRS subsequent to the IPO.

Liquidity and Capital Resources

Cash Balances and Liquidity

As of December 31, 2006, excluding our on-campus participating properties, we had $83.5 million in cash and cash equivalents and restricted cash as compared to $27.2 million in cash and cash equivalents and restricted cash as of December 31, 2005. This increase was primarily due to the completion of our equity offering in September 2006, which generated net proceeds of approximately $133.2 million, as well as the recent disposition of an owned off-campus property, The Village on University, which generated net proceeds of approximately $50.0 million. We used $89.9 million of the equity offering proceeds to pay off the balance on our revolving credit facility. An additional $20.2 million of the equity offering proceeds was used to pay off the construction loan for Callaway Villas, our recently completed owned off-campus property. Restricted cash primarily consists of escrow accounts held by lenders and resident security deposits, as required by law in certain states. Additionally, restricted cash as of December 31, 2006 also included $0.8 million of funds held in escrow in connection with potential property acquisitions and development opportunities.

As of December 31, 2006, our short-term liquidity needs included, but were not limited to, the following: (i) anticipated distribution payments to our common and restricted stockholders totaling approximately $31.1 million based on an anticipated annual distribution of $1.35 per share based on the number of our shares currently outstanding, including those distributions required to maintain our REIT status and satisfy our current distribution policy, (ii) anticipated distribution payments to our Operating Partnership unitholders totaling approximately $3.2 million based on an anticipated annual distribution of $1.35 per Common Unit and a cumulative preferential per annum cash distribution rate of 5.99% on our Series A Preferred Units based on the number of units currently outstanding, (iii) funds for potential future acquisitions including approximately $38.4 million used toward the purchase of four properties in January and February 2007, (iv) remaining development costs on our ASU-SCRC owned development project funded outside of the construction loan, estimated to be approximately $34.9 million, (v) remaining development costs on our Chestnut Ridge owned development project funded outside of the construction loan, estimated to be approximately $4.6 million, and (vi) funds for other potential future development projects, including remaining pre-development expenditures for component II and III of the Arizona State University project which are estimated to range from $6.0 to $7.0 million. We expect to meet our short-term liquidity requirements by using remaining proceeds from our recent equity offering, net proceeds from the disposition of The Village on University, net cash provided by operations, borrowings under our revolving credit facility, and offerings under a shelf registration statement under which we may offer up to $360 million of debt securities, preferred stock, common stock and securities warrants.

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

2006 Equity Offering

On September 15, 2006, we completed an equity offering, consisting of the sale of 5,692,500 shares of our common stock at a price per share of $24.60, including the 742,500 shares issued as a result of the exercise of the underwriters’ overallotment option in full at closing. The offering generated gross proceeds of approximately $140.0 million. The aggregate proceeds, net of the underwriter’s discount and offering costs, were approximately $133.2 million. Approximately $89.9 million of these proceeds were used to repay the outstanding balance under our revolving credit facility and $20.2 million of the proceeds were used to pay off the construction loan for Callaway Villas, our recently completed owned off-campus property.

University Centre (formerly Village at Newark) Financing

In September 2005, we obtained a construction loan in the amount of $45.5 million to fund a portion of the development and construction of University Centre, an owned property scheduled to open for occupancy in Fall 2007. We began making draws under the loan in July 2006. The loan has an initial term of 36 months and bears interest, at the Company’s option, at either Prime (8.25% at December 31, 2006) or one-, two-, or three-month LIBOR plus 1.50% (6.85% at December 31, 2006). The term of the loan can be extended through September 2010 through the exercise of two 12-month extension periods. The loan requires payments of interest only through the original maturity date and the first extension period. The loan requires monthly principal and interest payments during the second extension period based on a 30-year amortization. As of December 31, 2006, the balance outstanding on the construction loan totaled $21.4 million, bearing interest at a rate of 6.85%.

Arizona State University - South Campus Residential Community

In December 2006, we obtained a new construction loan in the amount of $100.0 million to fund a portion of the development and construction of ASU-SCRC, an owned property scheduled to open for occupancy in August 2008. We expect to begin making draws under the loan in the third quarter of 2007, once our internal funding requirements are met. The loan has an initial term of 36 months and bears interest, at the Company’s option, at one-, two-, or three-month LIBOR plus 1.45%. The term of the loan can be extended through December 2011 through the exercise of two 12-month extension periods. The loan requires payments of interest only through the original maturity date and the respective extension periods.

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

Availability under the revolving credit facility is limited to an “aggregate borrowing base amount” equal to the lesser of (i) 65% of the value of certain properties, calculated as set forth in the credit facility, and (ii) the adjusted net operating income from these properties divided by a formula amount. The facility bears interest at a variable rate, at the Company’s option, based upon a base rate or one-, two-, three-, or six-month LIBOR plus, in each case, a spread based upon the Company’s total leverage. Additionally, the Company is required to pay an unused commitment fee ranging from 0.15% to 0.20% per annum, depending on the aggregate unused balance. In September 2006, we paid off the entire balance on the revolving credit facility using proceeds from our September 2006 equity offering. As of December 31, 2006, the total availability under the facility (subject to the satisfaction of certain financial covenants) totaled approximately $113.8 million.

The terms of the facility include certain restrictions and covenants, which limit, among other items, the incurrence of additional indebtedness, liens, and the disposition of assets. The facility contains customary affirmative and negative covenants and also contains financial covenants that, among other things, require us to maintain certain minimum ratios of “EBITDA” (earnings before interest, taxes, depreciation and amortization) to fixed charges. We may not pay distributions that exceed 100% of funds from operations for any four consecutive quarters. The financial covenants also include consolidated net worth and leverage ratio tests. As of December 31, 2006, we were in compliance with all such covenants.

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

On January 29, 2007, we declared a fourth quarter 2006 distribution per share of $0.3375 which was paid on March 1, 2007 to all common stockholders of record as of February 16, 2007. At the same time, the Operating Partnership paid an equivalent amount per unit to holders of Common Units, as well as the quarterly cumulative preferential distribution to holders of Series A Preferred Units.

Recurring Capital Expenditures

Our properties require periodic investments of capital for general capital expenditures and improvements. Our policy is to capitalize costs related to the acquisition, development, rehabilitation, construction, and improvement of properties, including interest and certain internal personnel costs related to the communities under rehabilitation and construction.  Capital improvements are costs that increase the value and extend the useful life of an asset.  Ordinary repair and maintenance costs that do not extend the useful life of the asset are expensed as incurred.  Recurring capital expenditures represent non-incremental building improvements required to maintain current revenues and typically include: appliances, carpeting and flooring, HVAC equipment, kitchen/bath cabinets, new roofs, site improvements and various exterior building improvements.  Non-recurring capital expenditures include expenditures that were taken into consideration when underwriting the purchase of a property which were considered necessary to bring the property up to “operating standard,” and incremental improvements that include, among other items: community centers, new windows, and kitchen/bath apartment upgrades.  Additionally, we are required by certain of our lenders to contribute amounts to reserves for capital repairs and improvements at their mortgaged properties. These annual contributions may exceed the amount of capital expenditures actually incurred in such year at such properties.

Our historical recurring capital expenditures at our owned off-campus properties, excluding the Village at Riverside, which was distributed to our Predecessor owners in connection with the IPO, are set forth below:

	As of and for the Year Ended December 31,
	2006	2005	2004
Average beds	15,995	9,941	6,548
Total recurring capital expenditures	$2,758	$1,828	$1,262
Average per bed	$172	$184	$193

Pre-Development Expenditures

Our third-party and owned development activities have historically required us to fund pre-development expenditures such as architectural fees, permits and deposits. The closing and/or commencement of construction of these development projects is subject to a number of risks such as our inability to obtain financing on favorable terms and delays or refusals in obtaining necessary zoning, land use, building, and other required governmental permits and authorizations As such, we cannot always predict accurately the liquidity needs of these activities. We frequently incur these pre-development expenditures before a financing commitment and/or required permits and authorizations have been obtained. Accordingly, we bear the risk of the loss of these pre-development expenditures if financing cannot ultimately be arranged on acceptable terms or we are unable to successfully obtain the required permits and authorizations. Historically, our third-party and owned development projects have been successfully structured and financed; however, these developments have at times been delayed beyond the period initially scheduled, causing revenue to be recognized in later periods. As of December 31, 2006, we have deferred approximately $3.3 million in pre-development costs related to third-party and owned development projects that have not yet commenced construction.

Indebtedness

As of December 31, 2006, we had approximately $426.3 million of outstanding consolidated indebtedness (excluding net unamortized debt premiums, net of discounts, of approximately $6.0 million), comprised of $336.4 million in mortgage and construction loans secured by 28 of our owned off-campus properties, $33.2 million in mortgage and construction loans secured by two phases of an on-campus participating property, and $56.7 million in bond issuances secured by three of our on-campus participating properties. The weighted average interest rate on our consolidated indebtedness as of December 31, 2006 was 6.7%. As of December 31, 2006, approximately 8.8% of our total consolidated indebtedness was variable rate debt, comprised of our revolving credit facility, which had no outstanding balance as of December 31, 2006 and the University Centre and Cullen Oaks Phase II construction loans discussed below.

Owned Off-Campus Properties

The weighted average interest rate of the $336.4 million of owned off-campus mortgage and construction debt was 6.6% as of December 31, 2006. Each of the 27 mortgages is a non-recourse obligation subject to customary exceptions. Each of these mortgages has a 30 year amortization, and none are cross-defaulted or cross-collateralized to any other indebtedness. The loans generally may not be prepaid prior to maturity; in certain cases prepayment is allowed, subject to prepayment penalties.

In connection with our September 2006 equity offering, we paid off the entire $20.2 million balance of the construction loan for Callaway Villas, an owned off-campus property which completed construction and opened for occupancy in August 2006.

The development and construction of University Centre, an owned property scheduled to open for occupancy in Fall 2007, is partially financed with a construction loan. The loan amount is $45.5 million and we began making draws on this loan in July 2006. For each borrowing, we have the option of choosing the Prime rate or one-, two-, or three-month LIBOR plus 1.5%. The loan requires payments of interest only during the term of the loan and any accrued interest and outstanding borrowings become due on the maturity date of October 1, 2008. As of December 31, 2006, the balance outstanding on the construction loan totaled $21.4 million, bearing interest at a rate of 6.9%.

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

Cullen Oaks Phase I is currently encumbered by a mortgage loan originated in September 2000 in the original principal amount of approximately $17.7 million. The loan bears interest at the Prime rate, or LIBOR plus 1.9%, at our election with principal amortizing on a 30 year schedule. We have in place an interest rate swap agreement which effectively caps the interest on the outstanding balance as of December 31, 2006 of approximately $16.5 million at 5.5%. The loan matures in November 2008. Pursuant to the Leases, in the event the leasehold estate does not achieve Financial Break Even (defined as revenues less operating expenses, excluding management fees, less debt service), the applicable Lessor would be required to make a rental payment, also known as the Contingent Payment, sufficient to achieve Financial Break Even. The Contingent Payment provision remains in effect until such time as any financing placed on the facilities would receive an investment grade rating without the Contingent Payment provision. In the event that the Lessor is required to make a Contingent Payment, future net cash flow distributions would be first applied to repay such Contingent Payments and then to unpaid management fees prior to normal distributions Pursuant to the leases, in the event the leasehold estates do not. In turn, we have guaranteed payment of this property’s indebtedness.

In addition, the construction of Cullen Oaks Phase II, which was completed in August 2005, was financed by a construction loan. The balance on this construction loan as of December 31, 2006 was approximately $16.7 million, bearing interest at a weighted average rate of 7.35%. In June 2006 we extended the maturity date of this construction loan to November 17, 2008. The terms of the loan were modified to require monthly payments of principal and interest beginning in July 2006.

The weighted average interest rate of the indebtedness encumbering our on-campus participating properties was 7.1% at December 31, 2006.

Subsequent to year end, we extended the maturity date of the Cullen Oaks Phase I and Phase II loans to February 2014. The extended loans bear interest at a rate of LIBOR plus 1.35% and require payments of interest only through May 2008 and monthly payments of principal and interest from May 2008 through the maturity date. In connection with these loan extensions, we terminated the existing interest rate swap agreement which will result in the reclassification of a gain from accumulated other comprehensive income to earnings, amounting to $0.2 million in 2007 and $0.2 million in 2008.

In addition, we entered into an interest rate swap on February 12, 2007 (effective February 15, 2007 through February 15, 2014) that is designated to hedge our exposure to fluctuations on interest payments attributed to changes in interest rates associated with payments on the Cullen Oaks Phase I and Phase II loans. Under the terms of the interest rate swap agreement, we pay a fixed rate of 6.69% and receive a floating rate of LIBOR plus 1.35%.

Off Balance Sheet Items

We do not have any off-balance sheet arrangements.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2006:

	Total	2007	2008	2009	2010	2011	Thereafter
Long-term debt (1)	$569,475	$33,261	$85,887	$78,804	$73,056	$62,608	$235,859
Operating leases (2)	45,374	644	1,354	1,360	1,371	1,006	39,639
Capital leases	2,693	907	713	552	329	192	—
Owned development project (3)	34,941	34,941	—	—	—	—	—
Third-party development	1,402	1,402	—	—	—	—	—
	$653,885	$71,155	$87,954	$80,716	$74,756	$63,806	$275,498

(1)
Long-term debt obligations reflect the payment of both principal and interest. For long-term obligations with a variable interest rate, the rate in effect at December 31, 2006 was assumed to remain constant over all periods presented.

(2)	Includes minimum annual lease payments under the ground leases for University Village at TU, University Centre (formerly Village at Newark) and ASU-SCRC.

(3)
Consists of the completion costs related to ASU-SCRC, which is scheduled to be completed in August 2008. The amounts do not include completion costs which are funded through the construction loan. We have entered into a contract with a general contractor for certain phases of the construction of this project. However, this contract does not generally cover all of the costs that are necessary to place the property into service, including the cost of furniture and marketing and leasing costs. The unfunded commitments presented include all such costs, not only those costs that we are obligated to fund under the construction contract.

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

The following table presents a reconciliation of our FFO to our net income (loss):

	Company			Predecessor
	Year Ended December 31, 2006	Year Ended December 31, 2005	Period from August 17, 2004 to December 31, 2004	Period from January 1, 2004 to August 16, 2004
Net income (loss)	$22,597	$9,662	$1,802	$(3,141)
Minority interests	2,038	164	29	(129)
(Gain) loss from disposition of real estate	(18,648)	(5,883)	—	39
Real estate related depreciation and amortization:
Total depreciation and amortization	25,499	16,471	4,310	6,034
Corporate furniture, fixtures, and equipment depreciation	(543)	(439)	(154)	(181)
Funds from operations (“FFO”)	$30,943	$19,975	$5,987	$2,622

FFO per share – basic	$1.64	$1.34	$0.48
FFO per share – diluted	$1.48	$1.33	$0.47
Weighted average common shares outstanding:
Basic	18,907,061	14,882,944	12,513,130
Diluted	20,967,946	15,047,202	12,634,130

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

While our on-campus participating properties contributed $20.0 million, $18.5 million and $17.4 million to our revenues for the years ended December 31, 2006, 2005, and 2004, respectively, under our participating ground leases, we and the participating university systems each receive 50% of the properties’ net cash available for distribution after payment of operating expenses, debt service (which includes significant amounts towards repayment of principal) and capital expenditures. A substantial portion of our revenues attributable to these properties is reflective of cash that is required to be used for capital expenditures and for the amortization of applicable property indebtedness. These amounts do not increase our economic interest in these properties or otherwise benefit us since our interest in the properties terminates upon the repayment of the applicable property indebtedness.

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

Funds From Operations—Modified for Operational Performance of On-Campus Participating Properties (“FFOM”):

	Company			Predecessor
	Year Ended December 31, 2006	Year Ended December 31, 2005	Period from August 17, 2004 to December 31, 2004	Period from January 1, 2004 to August 16, 2004
Funds from operations	$30,943	$19,975	$5,987	$2,622
Elimination of operations of on-campus participating properties:
Net (income) loss from on-campus participating properties (1)	(232)	(424)	(1,023)	753
Amortization of investment in on-campus participating properties	(4,131)	(3,661)	(1,309)	(2,222)
	26,580	15,890	3,655	1,153
Modifications to reflect operational performance of on-campus participating properties:
Our share of net cash flow (2)	861	842	214	583
Management fees	920	878	371	489
On-campus participating properties development fees (3)	279	1,275	15	—
Impact of on-campus participating properties	2,060	2,995	600	1,072
Funds from operations - modified for operational performance of on-campus participating properties (“FFOM”)	$28,640	$18,885	$4,255	$2,225

FFOM per share – basic	$1.51	$1.27	$0.34
FFOM per share – diluted	$1.37	$1.26	$0.34
Weighted-average common shares outstanding:
Basic	18,907,061	14,882,944	12,513,130
Diluted	20,967,946	15,047,202	12,634,130

(1)	Excludes the loss on the sale of an on-campus participating property of $39,000 during the period from January 1, 2004 to August 16, 2004, which has been reflected in the calculation of FFO above.

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

At December 31, 2006 and 2005 we had fixed rate debt of $331.6 million and $212.7 million, respectively. Holding other variables constant (such as debt levels), a one percentage point increase in interest rates (100 basis points) would cause a $13.6 million and $10.0 million decline in the fair value of our fixed rate debt as of December 31, 2006 and 2005, respectively. Conversely, a one percentage point decrease in interest rates would cause a $14.3 million and $10.6 million increase in the fair value of our fixed rate debt as of December 31, 2006 and 2005, respectively. Due to the structure of our floating rate debt and interest rate protection instruments, the impact of a one percentage point increase or decrease in interest rates on our net income to common stockholders and cash flows would not be significant at December 31, 2006 or 2005.

All of our outstanding indebtedness is fixed rate except for our revolving credit facility and the Cullen Oaks Phase II and University Centre construction loans. Our revolving credit facility had no outstanding balance at December 31, 2006 and bears interest at the lender’s Prime rate or LIBOR plus, in each case, a spread based on our total leverage. The Cullen Oaks Phase II construction loan had an outstanding balance of $16.7 million at December 31, 2006 and bears interest at the lender’s Prime rate or LIBOR plus 2.0%, at our election. The University Centre construction loan had an outstanding balance of $21.4 million at December 31, 2006 and bears interest at the lender’s Prime rate or one-, two-, or three-month LIBOR plus 1.50%, at our election. We have in place an interest rate swap agreement, designated as a cash flow hedge, which effectively fixes the interest rate on the outstanding balance of the Cullen Oaks Phase I mortgage loan at 5.5% through maturity in 2008. We anticipate incurring additional variable rate indebtedness in the future, including draws under our $115 million revolving credit facility. We may in the future use derivative financial instruments to manage, or hedge, interest rate risks related to such variable rate borrowings. We do not, and do not expect to, use derivatives for trading or speculative purposes, and we expect to enter into contracts only with major financial institutions.

Item 8. Financial Statements and Supplementary Data

The information required herein is included as set forth in Item 15 (a) - Financial Statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have adopted and maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed,  summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Management’s Annual Report on Internal Control over Financial Reporting

The management of American Campus Communities, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. We have designed our internal control over financial reporting to provide reasonable assurance that our published financial statements are fairly presented, in all material respects, in conformity with generally accepted accounting principles.

Our management is required by paragraph (c) of Rule 13a-15 of the Securities Exchange Act of 1934, as amended, to assess the effectiveness of our internal control over financial reporting as of the end of each fiscal year. In making this assessment, our management used the Internal Control — Integrated Framework issued in July 1994 by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Our management conducted the required assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006. Based upon this assessment, our management believes that our internal control over financial reporting is effective as of December 31, 2006.

Ernst & Young LLP, our independent registered public accounting firm, issued an attestation report on our assessment of our internal control over financial reporting. This report appears on page F-1.

PART III

The information required by Part III is incorporated by reference from our definitive proxy statement for our 2007 Annual Meeting of Stockholders.

Item 10. Directors, Executive Officers and Corporate Governance

The information contained in the sections captioned “Board of Directors - Board Size and Composition, Board Committees, and Guidelines on Governance and Codes of Ethics”, “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” of the definitive proxy statement is incorporated herein by reference.

Item 11. Executive Compensation

The information contained in the section captioned “Board of Directors - Compensation of Directors”, “Compensation - Executive Officer Compensation” and “Compensation - Employment Contracts, Termination of Employment and Change-In-Control Arrangements” of the definitive proxy statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information contained in the section captioned “Security Ownership” of the definitive proxy statement is incorporated herein by reference.

Item 13. Certain Relationships, Related Transactions and Director Independence

The information contained in the section captioned “Certain Relationships and Related Transactions” of the definitive proxy statement is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information contained in the section captioned “Independent Auditor Fees” of the definitive proxy statement is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Financial Statements

The following consolidated and combined financial information is included as a separate section of this Annual Report on Form 10-K:

Page No.
Report of Independent Registered Public Accounting Firm - Internal Control over Financial Reporting	F-1
Report of Independent Registered Public Accounting Firm - Audit	F-2
Consolidated Balance Sheets as of December 31, 2006 and December 31, 2005	F-3
Consolidated and Combined Statements of Operations for the Company for the years ended December 31, 2006 and 2005 and for the period from August 17, 2004 through December 31, 2004 and for the Predecessor for the period from January 1, 2004 through August 16, 2004
F-4
Consolidated and Combined Statements of Changes in Stockholders’ and Predecessor Owners’ Equity for the Company for the years ended December 31, 2006 and 2005 and for the period from August 17, 2004 through December 31, 2004 and for the Predecessor for the period from January 1, 2004 through August 16, 2004
F-5
Consolidated and Combined Statements of Cash Flows for the Company for the years ended December 31, 2006 and 2005 and for the period from August 17, 2004 through December 31, 2004 and for the Predecessor for the period from January 1, 2004 through August 16, 2004
F-6
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

10.2
Form of First Amendment to Amended and Restated Agreement of Limited Partnership of American Campus Communities Operating Partnership LP, dated as of March 1, 2006, between American Campus Communities Holdings LLC and those persons who have executed such amendment as limited partners. Incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) filed on March 7, 2006.

10.3*
American Campus Communities, Inc. 2004 Incentive Award Plan. Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-11 (Registration No. 333-114813) of American Campus Communities, Inc.

10.4*
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

10.8
Amendment No. 1 to Employment Agreement, dated as of April 28, 2005, between American Campus Communities, Inc. and William C. Bayless, Jr. Incorporated by reference to Exhibit 99.6 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) filed on May 3, 2005.

10.9
Form of Employment Agreement between American Campus Communities, Inc. and Brian B. Nickel. Incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-11 (Registration No. 333-114813) of American Campus Communities, Inc.

10.10
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

10.14
First Amended and Restated Credit Agreement, dated as of August 17, 2006, among American Campus Communities Operating Partnership LP, American Campus Communities, Inc., as Parent Guarantor, the Subsidiary Guarantors listed on the signature pages thereto, KeyBank National Association, as Administrative Agent, and the other lenders that are signatories thereto. Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) filed on August 22, 2006.

10.15
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

10.16
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

10.17
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

10.18
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

10.19
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

10.20
Form of Agreement, dated as of March 1, 2006, between American Campus Communities, Inc., and Michael J. Henneman. Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) filed on March 7, 2006.

10.21
Form of Registration Rights and Lock-Up Agreement, dated as of March 1, 2006, between American Campus Communities, Inc. and each of the persons who are signatory thereto. Incorporated by reference to Exhibit 99.3 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) filed on March 7, 2006.

10.22
Form of Tax Matters Agreement, dated as of March 1, 2006, among American Campus Communities Operating Partnership LP, American Campus Communities, Inc., American Campus Communities Holdings LLC and each of the limited partners of American Campus Communities Operating Partnership LP who have executed a signature page thereto. Incorporated by reference to Exhibit 99.4 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) filed on March 7, 2006.

10.23
Form of Right of First Offer Agreement, dated as of March 1, 2006, between Royal Apartments USA, Inc. and American Campus Communities, Inc. Incorporated by reference to Exhibit 99.5 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) filed on March 7, 2006.

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

March 16, 2007	AMERICAN CAMPUS COMMUNITIES, INC.

	By:	/s/ William C. Bayless, Jr.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

UName	UTitleU	UDateU

U/s/ William C. Bayless, Jr. U William C. Bayless, Jr.	President, Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2007

U/s/ Brian B. Nickel Brian B. Nickel	Executive Vice President, Chief Financial Officer, Secretary and Director (Principal Financial Officer)	March 16, 2007

U/s/ Jonathan A. Graf Jonathan A. Graf	Senior Vice President, Chief Accounting Officer and Treasurer (Principal Accounting Officer)	March 16, 2007

U/s/ R.D. Burck U R.D. Burck	Chairman of the Board of Directors	March 16, 2007

U/s/ G. Steven Dawson G. Steven Dawson	Director	March 16, 2007

U/s/ Cydney Donnell U Cydney Donnell	Director	March 16, 2007

U/s/ Edward Lowenthal Edward Lowenthal	Director	March 16, 2007

U/s/ Scott H. Rechler Scott H. Rechler	Director	March 16, 2007

U/s/ Winston W. Walker Winston W. Walker	Director	March 16, 2007

U/s/ Michael Henneman Michael Henneman	Director	March 16, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of American Campus Communities, Inc.

We have audited management’s assessment, included in the accompanying Management Report on Internal Control over Financial Reporting, that American Campus Communities, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). American Campus Communities, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that American Campus Communities, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, American Campus Communities, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of American Campus Communities, Inc. and Subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the two years in the period ended December 31, 2006, and the period from August 17, 2004 to December 31, 2004, and the related combined statements of operations, changes in owners’ equity, and cash flows of the American Campus Predecessor (American Campus Communities, L.L.C. and Affiliated Student Housing Properties) for the period from January 1, 2004 through August 16, 2004 and our report dated March 14, 2007 expressed an unqualified opinion thereon.

Ernst & Young LLP
Austin, Texas
March 14, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of American Campus Communities, Inc.

We have audited the accompanying consolidated balance sheets of American Campus Communities, Inc. and Subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the two years in the period ended December 31, 2006, and the period from August 17, 2004 to December 31, 2004, and the related combined statements of operations, changes in owners’ equity, and cash flows of the American Campus Predecessor (American Campus Communities, L.L.C. and Affiliated Student Housing Properties) for the period from January 1, 2004 through August 16, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Campus Communities, Inc. at December 31, 2006 and 2005, and the consolidated statements of operations, changes in stockholders’ equity, and cash flows for the two years in the period ended December 31, 2006, and the period from August 17, 2004 to December 31, 2004, and the related combined statements of operations, changes in owners’ equity, and cash flows of the American Campus Predecessor for the period from January 1, 2004 through August 16, 2004, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of American Campus Communities, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2007 expressed an unqualified opinion thereon.

Ernst & Young
Austin, Texas
March 14, 2007

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES AND
AMERICAN CAMPUS PREDECESSOR

CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2006	2005

Assets

Investments in real estate:
Owned off-campus properties, net	$694,197	$384,758
Owned off-campus property-held for sale	—	32,340
On-campus participating properties, net	76,688	80,370
Investments in real estate, net	770,885	497,468

Cash and cash equivalents	79,107	24,641
Restricted cash	11,260	9,502
Student contracts receivable, net	3,129	2,610
Other assets	20,000	16,641

Total assets	$884,381	$550,862

Liabilities and stockholders’ equity

Liabilities:
Secured debt	$432,294	$291,646
Accounts payable and accrued expenses	13,616	7,983
Other liabilities	29,436	25,155
Total liabilities	475,346	324,784

Minority interests	39,561	2,851

Commitments and contingencies (Note 16)

Stockholders’ equity:
Common shares, $.01 par value, 800,000,000 shares authorized, 22,903,073 and 17,190,000 shares issued and outstanding at December 31, 2006 and 2005, respectively	229	172
Additional paid in capital	382,367	233,388
Accumulated earnings and distributions	(13,533)	(10,817)
Accumulated other comprehensive income	411	484
Total stockholders’ equity	369,474	223,227

Total liabilities and stockholders’ equity	$884,381	$550,862

See accompanying notes to consolidated and combined financial statements.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES AND
AMERICAN CAMPUS PREDECESSOR

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	COMPANY			PREDECESSOR
	Year Ended December 31, 2006	Year Ended December 31, 2005	Period from August 17, 2004 to December 31, 2004	Period from January 1, 2004 to August 16, 2004
Revenues:
Owned off-campus properties	$89,264	$54,287	$13,530	$16,992
On-campus participating properties	19,960	18,470	8,078	9,340
Third-party development services	5,634	5,717	1,367	3,896
Third-party development services - on-campus participating properties	144	137	43	497
Third-party management services - affiliates	—	—	—	178
Third-party management services	2,532	2,786	1,138	789
Resident services	1,419	1,125	382	—
Total revenues	118,953	82,522	24,538	31,692

Operating expenses:
Owned off-campus properties	42,620	25,653	6,003	8,891
On-campus participating properties	8,970	8,325	2,604	5,391
Third-party development and management services	5,564	6,969	2,140	3,403
General and administrative	6,278	6,714	4,202	1,032
Depreciation and amortization	24,864	15,447	3,787	5,198
Ground/facility lease	857	873	214	598
Total operating expenses	89,153	63,981	18,950	24,513

Operating income	29,800	18,541	5,588	7,179

Nonoperating income and (expenses):
Interest income	1,230	825	39	42
Interest expense	(25,937)	(17,368)	(5,556)	(9,279)
Amortization of deferred financing costs	(1,365)	(1,176)	(842)	(276)
Other nonoperating income	—	1,279	653	274
Total nonoperating expenses	(26,072)	(16,440)	(5,706)	(9,239)

Income (loss) before income taxes, minority interests, and discontinued operations	3,728	2,101	(118)	(2,060)
Income tax (provision) benefit	(28)	(186)	728	—
Minority interests	(2,038)	(164)	(29)	129
Income (loss) from continuing operations	1,662	1,751	581	(1,931)

Discontinued operations:
Income (loss) attributable to discontinued operations	2,287	2,028	1,221	(1,171)
Gain (loss) from disposition of real estate	18,648	5,883	—	(39)
Total discontinued operations	20,935	7,911	1,221	(1,210)
Net income (loss)	$22,597	$9,662	$1,802	$(3,141)

Income per share - basic:
Income from continuing operations per share	$0.09	$0.12	$0.05
Net income per share	$1.20	$0.65	$0.14
Income per share - diluted:
Income from continuing operations per share	$0.08	$0.12	$0.05
Net income per share	$1.17	$0.65	$0.15
Weighted-average common shares outstanding:
Basic	18,907,061	14,882,944	12,513,130
Diluted	20,967,946	15,047,202	12,634,130

Distributions declared per common share	$1.35	$1.35	$0.1651

See accompanying notes to consolidated and combined financial statements.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES AND
AMERICAN CAMPUS PREDECESSOR

CONSOLIDATED AND COMBINED STATEMENTS OF CHANGES IN STOCKHOLDERS’ AND PREDECESSOR OWNERS’ EQUITY
(in thousands, except share data)

Predecessor	Common Shares	Par Value of Common Shares	Additional Paid in Capital	Accumulated Earnings and Distributions	Accumulated Other Comprehensive (Loss) Income	Predecessor Owners’ Equity	Total
Predecessor owners’ equity, December 31, 2003	—	—	—	—	(197)	27,855	27,658
Contributions	—	—	—	—	—	860	860
Distributions	—	—	—	—	—	(2,212)	(2,212)
Distribution of the Village at Riverside and other non-core assets to Predecessor owners	—	—	—	—	—	(2,005)	(2,005)
Comprehensive loss:
Change in fair value of interest rate swap	—	—	—	—	3	—	3
Net loss	—	—	—	—	—	(3,141)	(3,141)
Total comprehensive loss	—	—	—	—	—	—	(3,138)
Predecessor owners’ equity, August 16, 2004	—	$—	$—	$—	$(194)	$21,357	$21,163
Company
Reclassify Predecessor owners’ equity	—	$—	$21,357	$—	$—	$(21,357)	$—
Net proceeds from sale of common stock	12,615,000	126	197,694	—	—	—	197,820
Issuance of fully vested restricted stock units	—	—	125	—	—	—	125
Fair value of profits interest units granted	—	—	2,117	—	—	—	2,117
Record minority interests for profits interest units	—	—	(1,424)	—	—	—	(1,424)
Redemption of ownership interest of Predecessor owners	—	—	(80,127)	—	—	—	(80,127)
Distributions to Predecessor owners	—	—	(1,399)	—	—	—	(1,399)
Distributions to common and restricted stockholders	—	—	—	(2,084)	—	—	(2,084)
Comprehensive income:
Change in fair value of interest rate swap	—	—	—	—	191	—	191
Expiration of interest rate cap	—	—	—	—	45	—	45
Net income	—	—	—	1,802	—	—	1,802
Total comprehensive income	—	—	—	—	—	—	2,038
Stockholders’ equity, December 31, 2004	12,615,000	126	138,343	(282)	42	—	138,229
Net proceeds from sale of common stock	4,575,000	46	96,549	—	—	—	96,595
Issuance of fully vested restricted stock units	—	—	150	—	—	—	150
Record minority interests for common units	—	—	(202)	—	—	—	(202)
Amortization of restricted stock awards	—	—	219	—	—	—	219
Distributions to Predecessor owners	—	—	(1,671)	—	—	—	(1,671)
Distributions to common and restricted stockholders	—	—	—	(20,197)	—	—	(20,197)
Comprehensive income:
Change in fair value of interest rate swap	—	—	—	—	442	—	442
Net income	—	—	—	9,662	—	—	9,662
Total comprehensive income	—	—	—	—	—	—	10,104
Stockholders’ equity, December 31, 2005	17,190,000	172	233,388	(10,817)	484	—	223,227
Net proceeds from sale of common stock	5,692,500	57	133,005	—	—	—	133,062
Issuance of fully vested restricted stock units	—	—	150	—	—	—	150
Record minority interests for common units	—	—	15,153	—	—	—	15,153
Amortization of restricted stock awards	—	—	560	—	—	—	560
Vesting of restricted stock awards	9,573	—	(56)	—	—	—	(56)
Distributions to common and restricted stockholders	—	—	—	(25,313)	—	—	(25,313)
Conversion of common units to common stock	11,000	—	167	—	—	—	167
Comprehensive income:
Change in fair value of interest rate swap	—	—	—	—	(73)	—	(73)
Net income	—	—	—	22,597	—	—	22,597
Total comprehensive income	—	—	—	—	—	—	22,524
Stockholders’ equity, December 31, 2006	22,903,073	$229	$382,367	$(13,533)	$411	$—	$369,474

See accompanying notes to consolidated and combined financial statements.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES AND
AMERICAN CAMPUS PREDECESSOR

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(in thousands)

	COMPANY			PREDECESSOR
	Year Ended December 31, 2006	Year Ended December 31, 2005	Period from August 17, 2004 to December 31, 2004	Period from January 1, 2004 to August 16, 2004
Operating activities
Net income (loss)	$22,597	$9,662	$1,802	$(3,141)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
(Gain) loss from disposition of real estate	(18,648)	(5,883)	—	39
Gain on sale of option to acquire interest in student housing property	—	(849)	—	—
Minority interests share of income (loss)	2,038	164	29	(129)
Depreciation and amortization	25,499	16,471	4,395	5,949
Amortization of deferred financing costs and debt premiums	26	463	933	421
Share-based compensation	710	369	2,242	—
Income tax provision (benefit)	28	186	(728)	—
Changes in operating assets and liabilities:
Restricted cash	138	308	4,970	(5,016)
Student contracts receivable, net	(550)	(446)	(727)	860
Other assets	(2,402)	(4,082)	746	2,321
Accounts payable and accrued expenses	4,245	2,254	(910)	2,591
Other liabilities	1,556	1,812	199	932
Net cash provided by operating activities	35,237	20,429	12,951	4,827
Investing activities
Net proceeds from disposition of real estate	50,045	28,023	—	—
Cash paid for property acquisitions	(69,697)	(72,763)	—	—
Investments in owned off-campus properties	(81,597)	(51,037)	(13,220)	(47,900)
Investments in on-campus participating properties	(483)	(15,887)	(1,316)	(565)
Purchase of corporate furniture, fixtures and equipment	(986)	(742)	(401)	(219)
Net proceeds from sale of option to acquire interest in student housing property	—	651	—	—
Net cash used in investing activities	(102,718)	(111,755)	(14,937)	(48,684)
Financing activities
Net (paydown of) proceeds from revolving credit facility and line of credit	—	(11,800)	9,930	1,796
Proceeds from construction loans	42,146	15,871	540	41,170
Pay off of construction loan	(20,224)	—	—	—
Proceeds from bridge/mortgage loan	—	38,800	—	—
Repayment of debt in connection with IPO	—	—	(105,499)	—
Principal payments on debt	(6,527)	(3,772)	(1,650)	(1,403)
Change in construction accounts payable	3,203	(404)	(6,860)	2,044
Debt issuance and assumption costs	(2,418)	(1,689)	(259)	(1,653)
Proceeds from sale of common stock	140,036	102,938	220,763	—
Offering costs	(6,854)	(6,598)	(21,596)	(1,348)
Distributions to common and restricted stockholders	(25,287)	(20,180)	(2,084)	—
Contributions from Predecessor owners	—	—	—	860
Distributions to Predecessor owners	—	(1,671)	(1,399)	(2,212)
Redemption of ownership interests of Predecessor owners	—	—	(85,853)	—
Distributions to minority partners	(2,128)	(163)	(20)	(16)
Net cash provided by financing activities	121,947	111,332	6,013	39,238
Net change in cash and cash equivalents	54,466	20,006	4,027	(4,619)
Cash and cash equivalents at beginning of period	24,641	4,635	608	5,227
Cash and cash equivalents at end of period	$79,107	$24,641	$4,635	$608
Supplemental disclosure of non-cash investing and financing activities
Loans assumed in connection with property acquisitions	$(123,649)	$(47,170)	$—	$—
Issuance of Common Units in connection with property acquisitions	$(49,096)	$—	$—	$—
Issuance of Preferred Units in connection with property acquisitions	$(3,075)	$—	$—	$—
Financing of equipment through capital lease obligations	$1,518	$388	$69	$302
Change in fair value of derivative instruments, net	$(73)	$442	$(134)	$373
Transfer of leasehold asset	$—	$—	$—	$7,976
Repayment by transferee of note payable on leasehold asset held for sale	$—	$—	$—	$(8,080)
Contribution of land from minority partner in development joint venture	$—	$—	$1,220	$—
Distribution of assets of The Village at Riverside and other non-core assets to Predecessor owners	$—	$—	$(13,845)	$—
Distribution of liabilities of The Village at Riverside and other non-core assets to Predecessor owners	$—	$—	$11,840	$—
Supplemental disclosure of cash flow information
Interest paid	$27,034	$18,030	$7,657	$9,960
Income taxes paid	$9	$6	$67	$—

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

Concurrent with the consummation of various formation transactions, the IPO consisted of the sale of 12,615,000 shares of the Company’s common stock at a price per share of $17.50, including the exercise of the underwriters’ over-allotment option. Gross proceeds to the Company were approximately $220.8 million (approximately $197.8 million net of the underwriters’ discount and offering costs). As part of the various formation transactions, the Company redeemed the ownership interests of its Predecessor owners, acquired a minority ownership interest in four owned off-campus properties, repaid certain construction and permanent indebtedness, distributed an owned off-campus property and other non-core assets to its Predecessor owners, and entered into a revolving credit facility.

On July 5, 2005, the Company completed an equity offering, consisting of the sale of 4,575,000 shares of the Company’s common stock at a price per share of $22.50, including the exercise of the underwriters’ over-allotment option. The offering generated gross proceeds of approximately $102.9 million (approximately $96.6 million net of the underwriters’ discount and offering costs).

On September 15, 2006, the Company completed an equity offering, consisting of the sale of 5,692,500 shares of the Company’s common stock at a price per share of $24.60, including the exercise of 742,500 shares issued as a result of the exercise of the underwriters’ overallotment option in full at closing. The offering generated gross proceeds of approximately $140.0 million. The aggregate proceeds to the Company, net of the underwriter’s discount and offering costs, were approximately $133.2 million.

As of December 31, 2006, the Company’s property portfolio contained 38 student housing properties with approximately 23,700 beds and approximately 7,700 apartment units, consisting of 34 owned properties that are in close proximity to colleges and universities and four on-campus participating properties operated under ground/facility leases with the related university systems. These communities contain modern housing units, offer resort-style amenities and are supported by a resident assistant system and other student-oriented programming.

Through the TRS, the Company also provides construction management and development services for student housing properties owned by colleges and universities, charitable foundations, and others. As of December 31, 2006, the Company provided third-party management and leasing services for 15 student housing properties (nine of which the Company served as the third-party developer and construction manager) that represented approximately 9,300 beds in approximately 3,200 units. Third-party management and leasing services are typically provided pursuant to multi-year management contracts that have initial terms that range from one to five years. As of December 31, 2006, the Company’s total owned and managed portfolio included 53 properties with approximately 33,000 beds in approximately 10,900 units.

2. Summary of Significant Accounting Policies

Principles of Consolidation and Combination

The accompanying consolidated financial statements include all of the accounts of the Company, the Operating Partnership and the subsidiaries of the Operating Partnership. Ownership interests contributed to the Operating Partnership by the Predecessor entities have been accounted for as a reorganization of entities under common control in a manner similar to a pooling-of-interests. Accordingly, the contributed assets and assumed liabilities were recorded at the Predecessor’s historical cost basis. This method of accounting also requires the reporting of results of operations for the period in which the reorganization occurred as though the entities had been combined at either the beginning of the period or inception. The reorganization did not require any material adjustments to conform to the accounting policies of the separate entities.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES AND
AMERICAN CAMPUS PREDECESSOR
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The historical financial data prior to August 17, 2004 presented in this report is the historical data for the Predecessor and reflects the combined historical results of operations and financial position of the Predecessor including the operations of The Village at Riverside and certain other non-core assets which were distributed to the Predecessor owners as a part of the formation transactions. As a result, the historical results of operations and financial position prior to the IPO are not indicative of, or in some instances directly comparable to, the Company’s results of operations and financial position after the IPO.

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

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, Consolidated Financial Statements” (FIN 46”), which was revised in December 2003. This interpretation requires certain variable interest entities (“VIEs”) to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. This interpretation was effective for periods ending after March 15, 2004. As none of the Company’s joint ventures meet the definition of a VIE as defined in FIN 46, the issuance of this interpretation had no effect on the Company’s consolidated financial statements.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

The cost of buildings and improvements includes the purchase price of the property, including legal fees and acquisition costs. Project costs directly associated with the development and construction of an owned real estate project, which include interest, property taxes, and amortization of deferred finance costs, are capitalized as construction in progress. Upon completion of the project, costs are transferred into the applicable asset category and depreciation commences. Interest totaling approximately $3.2 million, $1.7 million and $1.8 million was capitalized during the years ended December 31, 2006, 2005, and 2004, respectively. Amortization of deferred financing costs totaling approximately $0.2 million, $0.1 million, and $0.2 million was capitalized during the years ended December 31, 2006, 2005, and 2004, respectively.

Management assesses whether there has been an impairment in the value of the Company’s investments in real estate whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment is recognized when estimated expected future cash flows (undiscounted and before interest charges) are less than the carrying value of the property. The estimation of expected future net cash flows is inherently uncertain and relies on assumptions regarding current and future economics and market conditions. If such conditions change, then an adjustment to the carrying value of the Company’s long-lived assets could occur in the future period in which the conditions change. To the extent that a property is impaired, the excess of the carrying amount of the property over its estimated fair value is charged to earnings. The Company believes that there were no impairments of the carrying values of its investments in real estate as of December 31, 2006.

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

On-Campus Participating Properties

The Company enters into ground and facility leases (“Leases”) with university systems and colleges (“Lessor”) to finance, construct, and manage student housing facilities. Under the terms of the leases, the Lessor has title to the land and any improvements placed thereon. The Lease terminates upon final repayment of the construction related financing, the amortization period of which is contractually stipulated. Pursuant to EITF No. 97-10: The Effect of Lessee Involvement in Asset Construction, the Company’s involvement in construction requires the Lessor’s post construction ownership of the improvements to be treated as a sale with a subsequent leaseback by the Company. The sale-leaseback transaction has been accounted for as a financing, and as a result, any fee earned during construction is deferred and recognized over the term of the lease. The resulting financing obligation is reflected at the terms of the underlying financing, i.e., interest is accrued at the contractual rates and principal reduces in accordance with the contractual principal repayment schedules.

The Company reflects these assets subject to ground/facility leases at historical cost, less amortization. Costs are amortized, and deferred fee revenue in excess of the cost of providing the service are recognized, over the lease term.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company maintains cash balances in various banks. At times the Company’s balances may exceed the $0.1 million amount insured by the FDIC. As the Company only uses money-centered financial institutions, the Company does not believe it is exposed to any significant credit risk related to its cash and cash equivalents.

Restricted Cash

Restricted cash consists of funds held in trust and invested in low risk investments, generally consisting of government backed securities, as permitted by the indentures of trusts, which were established in connection with three bond issues. Additionally, restricted cash includes escrow accounts held by lenders and resident security deposits, as required by law in certain states. Certain funds held by a trustee in a required escrow account are being invested under a forward delivery agreement in government backed securities that have a remaining maturity when purchased of six months. Restricted cash also consists of escrow deposits made in connection with potential property acquisitions and development opportunities. These escrow deposits are invested in an interest-bearing account at a federally-insured bank. Realized and unrealized gains and losses are not material for the periods presented.

Intangible Assets

In connection with property acquisitions completed in 2006 and 2005, as discussed in Note 5, the Company capitalized approximately $2.3 million and $1.1 million, respectively, related to management’s estimate of the fair value of the in-place leases assumed. These intangible assets were amortized on a straight-line basis over a term of approximately six months, which represents the average remaining term of the underlying leases. These assets were fully amortized as of December 31, 2006 and 2005, respectively, and the amortization is included in depreciation expense in the accompanying consolidated and combined statements of operations for the years ended December 31, 2006 and 2005.

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

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES AND
AMERICAN CAMPUS PREDECESSOR
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Amortization expense, net of amounts capitalized, approximated $1.4 million, $1.2 million, and $1.4 million for the years ended December 31, 2006, 2005, and 2004, respectively. Accumulated amortization at December 31, 2006 and 2005 approximated $4.5 million and $2.9 million, respectively. Deferred financing costs, net of amortization, are included in other assets on the accompanying consolidated balance sheets.

Debt Premiums and Discounts

Debt premiums and discounts represent fair value adjustments to account for the difference between the stated rates and market rates of debt assumed in connection with the Company’s property acquisitions. The debt premiums and discounts are amortized to interest expense over the term of the related loans using the effective-interest method. As of December 31, 2006 and December 31, 2005, net unamortized debt premiums were $6.4 million and $4.4 million, respectively, and net unamortized debt discounts were $0.4 million and $-0-, respectively. Debt premiums and discounts are included in secured debt on the accompanying consolidated balance sheets.

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

The allowance for doubtful accounts is summarized as follows:

	Balance, Beginning of Period	Charged to Expense	Write-Offs	Balance, End of Period

Year ended December 31, 2004 (1)	$2,057	$646	$(1,851)	$852
Year ended December 31, 2005	$852	$808	$(501)	$1,159
Year ended December 31, 2006	$1,159	$1,409	$(410)	$2,158

(1)	In 2004, the Company wrote off essentially all receivables that were 100% reserved.

Third-Party Development Services Revenue and Costs

Development revenues are generally recognized based on a proportionate performance method based on contract deliverables, while construction revenues are recognized using the percentage of completion method, as determined by construction costs incurred relative to total estimated construction costs. Costs associated with such projects are deferred and recognized in relation to the revenues earned on executed contracts. For projects where the Company’s fee is based on a fixed price, any cost overruns incurred during construction, as compared to the original budget, will reduce the net fee generated on those projects. Incentive fees are generally recognized when the project is complete and performance has been agreed upon by all parties, or when performance has been verified by an independent third-party.

The Company also evaluates the collectibility of fee income and expense reimbursements generated through the provision of development and construction management services based upon the individual facts and circumstances, including the contractual right to receive such amounts in accordance with the terms of the various projects, and reserves any amounts that are deemed to be uncollectible.

Pre-development expenditures such as architectural fees, permits and deposits associated with the pursuit of third-party and owned development projects are expensed as incurred, until such time that management believes it is probable that the contract will be executed and/or construction will commence. Because the Company frequently incurs these pre-development expenditures before a financing commitment and/or required permits and authorizations have been obtained, the Company bears the risk of loss of these pre-development expenditures if financing cannot ultimately be arranged on acceptable terms or the Company is unable to successfully obtain the required permits and authorizations. As such, management evaluates the status of third-party and owned projects that have not yet commenced construction on a periodic basis and expenses any deferred costs related to projects whose current status indicates the commencement of construction is unlikely and/or the costs may not provide future value to the Company in the form of revenues. Such write-offs are included in third-party development and management services expenses (in the case of third-party development projects) or general and administrative expenses (in the case of owned development projects) on the accompanying consolidated and combined statements of operations. As of December 31, 2006, we have deferred approximately $3.3 million in pre-development costs related to third-party and owned development projects that have not yet commenced construction. Such costs are included in other assets on the accompanying consolidated balance sheets.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES AND
AMERICAN CAMPUS PREDECESSOR
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Third-Party Management Services Revenue

Management fees are recognized when earned in accordance with each management contract. Incentive management fees are recognized when the incentive criteria are anticipated to be met.

Advertising Costs

Advertising costs are expensed during the period incurred. The Company uses no direct response advertising. Advertising expense approximated $2.0 million, $1.6 million, and $0.4 million in 2006, 2005, and 2004, respectively.

Derivative Instruments and Hedging Activities

Derivative financial instruments are reported on the balance sheet at fair value. Changes in fair value are recognized either in earnings or as other comprehensive income, depending on whether the derivative has been designated as a fair value or cash flow hedge and whether it qualifies as part of a hedging relationship, the nature of the exposure being hedged, and how effective the derivative is at offsetting movements in underlying exposure. The Company discontinues hedge accounting when: (i) it determines that the derivative is no longer effective in offsetting changes in the fair value or cash flows of a hedged item; (ii) the derivative expires or is sold, terminated, or exercised; (iii) it is no longer probable that the forecasted transaction will occur; or (iv) management determines that designating the derivative as a hedging instrument is no longer appropriate. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, the Company will carry the derivative at its fair value on the balance sheet, recognizing changes in the fair value in current-period earnings. The Company uses interest rate swaps to effectively convert a portion of its floating rate debt to fixed rate, thus reducing the impact of rising interest rates on interest payments. These instruments are designated as cash flow hedges and qualify for the short cut method under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The interest differential to be paid or received is accrued as interest expense. The Company’s counter-parties are major financial institutions.

Common Stock Issuance Costs

In accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 5, specific incremental costs directly attributable to the Company’s equity offerings were deferred and charged against the gross proceeds of the offering. As such, underwriting commissions and other common stock issuance costs are reflected as a reduction of additional paid in capital.

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) and other comprehensive income (loss), consisting of unrealized gains (losses) on derivative instruments. Comprehensive income (loss) is presented in the accompanying consolidated and combined statements of changes in stockholders’ and Predecessor owners’ equity, and accumulated other comprehensive income (loss) is displayed as a separate component of stockholders’ equity.

Stock-Based Compensation

The Company accounts for equity based awards in accordance with SFAS No. 123 (R), Share-Based Payment, which the Company adopted in the first quarter of 2005. Accordingly, the Company has recognized compensation expense related to certain restricted stock awards (see Note 11) over the underlying vesting periods. The adoption of this statement did not have a material impact on the Company’s consolidated or combined financial position or results of operations and did not require any cumulative adjustments to previously reported results.

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

Other Nonoperating Income

Other nonoperating income of $1.3 million and $0.9 million was recognized for the years ended December 31, 2005 and 2004, respectively. In December 2005, the Company recognized a gain of approximately $0.8 million related to the sale of the Company’s option to acquire a 23.33% interest held by an affiliate of its Predecessor owners in Dobie Center, an off-campus student housing property. The Company received approximately $0.6 million in cash proceeds at the time of the sale of the option and the remaining hold-back portion of approximately $0.2 million in 2007. In addition, the Company also recognized a gain of approximately $0.4 million and $0.7 million in 2005 and 2004, respectively, related to insurance proceeds received for a fire that occurred at one of the Company’s owned off-campus properties in 2003. A gain of approximately $0.2 million was also recognized in 2004 related to insurance proceeds received for hail damage that occurred at one of the Company’s on-campus participating properties in 2003.

Financial Instruments

The Company does not hold or issue financial instruments for trading purposes. The fair value of financial instruments was estimated based on the following methods and assumptions:

Cash and Cash Equivalents, Restricted Cash, Student Contracts Receivable, Other Assets, Accounts Payable and Accrued Expenses and Other Liabilities: the carrying amount approximates fair value, due to the short maturity of these instruments.

Mortgage Loans: the fair value of mortgage loans is based on the present value of the cash flows at current rates through maturity. As of December 31, 2006, the Company estimated the fair value of its fixed-rate mortgage loans to be approximately $339.9 million.

Construction Loans: the fair value of the Company’s construction loans approximates carrying value due to the variable interest rate feature of these instruments.

Bonds Payable: the fair value of bonds payable is based on market quotes for bonds outstanding. As of December 31, 2006, the Company estimated the fair value of its bonds payable to be approximately $65.0 million.

Derivative Instruments: these instruments are reported on the balance sheet at fair value, which is based on calculations provided by independent, third-party financial institutions and represent the discounted future cash flows expected, based on the projected future interest rate curves over the life of the instrument.

Reclassifications

Certain prior period amounts have been reclassified due to current year dispositions and discontinued operations.  These reclassifications had no impact on stockholders’ equity or net income (loss).

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES AND
AMERICAN CAMPUS PREDECESSOR
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

3. Earnings per Share

Basic income per share is computed using net income and the weighted average number of shares of the Company’s common stock outstanding during the period, including restricted stock units (“RSUs”) issued to outside directors. RSUs are included in both basic and diluted weighted average common shares outstanding because they were fully vested on the date of grant and all conditions required in order for the recipients to earn the RSUs have been satisfied. Diluted income per share reflects weighted average common shares issuable from the assumed conversion of unvested restricted stock awards (“RSAs”) granted to employees and common and preferred units of limited partnership interest in the Operating Partnership (“Common Units” and “Series A Preferred Units,” respectively). See Note 9 for a discussion of Common Units and Series A Preferred Units and Note 11 for a discussion of RSUs and RSAs.

The following is a summary of the elements used in calculating basic and diluted income per share for the years ended December 31, 2006 and 2005 and for the period subsequent to the IPO (August 17, 2004 through December 31, 2004):

	Year Ended December 31, 2006	Year Ended December 31, 2005	Period from August 17, 2004 through December 31, 2004
Basic net income per share calculation:
Income from continuing operations	$1,662	$1,751	$581
Discontinued operations	20,935	7,911	1,221
Net income	$22,597	$9,662	$1,802

Income from continuing operations – per share	$0.09	$0.12	$0.05
Income from discontinued operations – per share	$1.11	$0.53	$0.09
Net income – per share	$1.20	$0.65	$0.14

Basic weighted average common shares outstanding	18,907,061	14,882,944	12,513,130

Diluted net income per share calculation:
Income from continuing operations	$1,662	$1,751	$581
Series A Preferred Unit distributions	154	—	—
Income from continuing operations allocated to Common Units	(61)	30	30
Income from continuing operations, as adjusted	1,755	1,781	611
Discontinued operations	20,935	7,911	1,221
Income from discontinued operations allocated to Common Units	1,802	75	—
Income from discontinued operations, as adjusted	22,737	7,986	1,221
Net income, as adjusted	$24,492	$9,767	$1,832

Income from continuing operations – per share	$0.08	$0.12	$0.05
Income from discontinued operations – per share	$1.09	$0.53	$0.10
Net income – per share	$1.17	$0.65	$0.15

Basic weighted average common shares outstanding	18,907,061	14,882,944	12,513,130
Common Units	1,866,183	121,000	121,000
Series A Preferred Units	96,380	—	—
Restricted Stock Awards	98,322	43,258	—
Diluted weighted average common shares outstanding	20,967,946	15,047,202	12,634,130

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES AND
AMERICAN CAMPUS PREDECESSOR
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

4. Income Taxes

Deferred income taxes result from temporary differences between the carrying amounts of assets and liabilities of the TRS for financial reporting purposes and the amounts used for income tax purposes. Significant components of the deferred tax assets and liabilities are as follows:

	December 31,
	2006	2005
Deferred tax assets:
Fixed and intangible assets	$9,416	$10,537
Net operating loss carryforwards	1,027	584
Prepaid and deferred rent	922	1,010
Bad debt reserves	223	152
Accrued expenses and other	101	82
Stock Compensation	141	46
Total deferred tax assets	11,830	12,411
Valuation allowance for deferred tax assets	(10,662)	(11,107)
Deferred tax assets, net of valuation allowance	1,168	1,304

Deferred tax liability:
Deferred financing costs	652	762

Net deferred tax assets	$516	$542

Significant components of the income tax (provision) benefit are as follows:

			Period from August 17, 2004 through December 31, 2004
	Year Ended December 31,
	2006	2005
Current:
Federal	$(1)	$—	$—
State	(1)	—	—
Deferred:
Federal	6	(163)	660
State	(32)	(23)	68
Total (provision) benefit — continuing operations	$(28)	$(186)	$728

TRS earnings subject to tax consisted of an approximate $1.0 million and $1.9 million loss for the years ended December 31, 2006 and 2005, respectively, and $0.4 million of income for the period from August 17, 2004 (IPO and TRS formation date) to December 31, 2004. The reconciliation of income tax attributable to continuing operations computed at the U.S. statutory rate to income tax (provision) benefit is as follows:

			Period from August 17, 2004 through December 31, 2004
	Year Ended December 31,
	2006	2005
Tax (provision) benefit at U.S. statutory rates on TRS income subject to tax	$228	$655	$(132)
State income tax, net of federal income tax benefit	8	65	(14)
Change in the state statutory rate	(683)	—	—
Effect of permanent differences	(25)	(29)	(8)
Decrease (increase) in valuation allowance	444	(877)	217
Initial adoption of SFAS No. 109	—	—	665
Income tax (provision) benefit	$(28)	$(186)	$728

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES AND
AMERICAN CAMPUS PREDECESSOR
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Upon formation, the TRS became subject to federal and state income taxation and, accordingly, established deferred tax assets and liabilities. The net deferred tax asset recorded upon formation was approximately $0.7 million. The valuation allowance decreased by approximately $0.4 million during the year ended December 31, 2006 and increased by approximately $0.4 million during the year ended December 31, 2005.

At December 31, 2006, the Company had net operating loss carryforwards (“NOLs”) of approximately $2.8 million for income tax purposes that begin to expire in 2025. These NOLs may be used to offset future taxable income generated by the TRS.

5. Property Acquisitions

On March 1, 2006, the Company completed the acquisition of a portfolio of 13 student housing properties (the “Royal Portfolio”) pursuant to a contribution and sale agreement with contributors affiliated with Royal Properties for a contribution value of $244.3 million, which was paid as follows: (i) the issuance to certain partners of the contributors of approximately 2.1 million Common Units valued at $23.50 per unit and approximately 0.1 million Series A Preferred Units valued at $26.75 per unit (See Note 9); (ii) the assumption of $123.6 million of fixed-rate mortgage debt (see Note 10); and (iii) the remainder in cash and promissory notes. As of December 31, 2006, as anticipated, the Company has incurred an additional $4.9 million in closing costs and other external acquisition costs related to this acquisition.

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

In March 2005, the Company acquired a 396-unit, 1,044-bed off-campus student housing property (The Estates) located near the University of Florida campus in Gainesville, Florida, for a contract purchase price of $47.5 million, not including anticipated capital expenditures and initial integration expenses necessary to bring the property up to the Company’s operating standards. The Company also incurred an additional $0.5 million in closing costs and other external acquisition costs related to this acquisition. In addition, as discussed in Note 10, the Company entered into a bridge loan in the amount of $37.4 million in connection with this acquisition. The bridge loan was subsequently converted into a mortgage loan with a total principal amount of $38.8 million.

In March 2005, the Company acquired a 136-unit, 418-bed off-campus student housing property (City Parc at Fry Street) located near the University of North Texas in Denton, Texas, for a contract purchase price of $19.2 million, not including anticipated capital expenditures and initial integration expenses necessary to bring the property up to the Company’s operating standards. The Company also incurred an additional $0.1 million in closing costs and other external acquisition costs related to this acquisition. In addition, as discussed in Note 10, the Company assumed fixed rate mortgage debt with an outstanding principal balance of approximately $11.8 million in connection with this acquisition.

In February 2005, the Company acquired a five-property portfolio (the “Proctor Portfolio”) for a contract purchase price of approximately $53.5 million, not including anticipated capital expenditures and initial integration expenses necessary to bring the properties up to the Company’s operating standards. Four of the properties are located in Tallahassee, Florida and one property is located in Gainesville, Florida. These five communities total 53 buildings, 446 units, and 1,656 beds. The Company also incurred an additional $0.3 million in closing costs and other external acquisition costs related to this acquisition. In addition, as discussed in Note 10, the Company assumed fixed rate mortgage debt with an outstanding principal balance of approximately $35.4 million in connection with this acquisition.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES AND
AMERICAN CAMPUS PREDECESSOR
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The acquired properties’ results of operations have been included in the accompanying consolidated statements of operations since their respective acquisition closing dates. The following pro forma information for the years ended December 31, 2006, 2005 and 2004, present consolidated and combined information for the Company and the Predecessor as if the property acquisitions discussed above, the September 2006 and July 2005 equity offerings and IPO had occurred at the beginning of the earliest period presented. The unaudited pro forma information is provided for informational purposes only and is not indicative of results that would have occurred or which may occur in the future:
	Year Ended December 31,
	2006	2005	2004
Total revenues	$124,062	$111,868	$94,145
Net income (loss)	$24,920	$12,557	$(1,450)
Net income (loss) per share – basic	$1.09	$0.55	$(0.06)
Net income (loss) per share – diluted	$1.06	$0.50	$(0.06)

6. Property Disposition and Discontinued Operations

In December 2006, the Company sold The Village on University off-campus student housing property for a purchase price of $51.0 million, resulting in net proceeds of approximately $50.0 million. The resulting gain on disposition of approximately $18.6 million is included in discontinued operations in the accompanying consolidated statement of operations for the year ended December 31, 2006. Accordingly, net income for The Village on University is included in discontinued operations for all periods presented.

In November 2004, California State University - San Bernardino exercised its option to purchase from the Company the University Village at San Bernardino off-campus student housing property for an aggregate purchase price of approximately $28.3 million. This transaction was consummated in January 2005, resulting in net proceeds of approximately $28.1 million. The resulting gain on disposition of approximately $5.9 million is included in discontinued operations in the accompanying consolidated statement of operations for the year ended December 31, 2005. Accordingly, net income for University Village at San Bernardino is included in discontinued operations for the years ended December 31, 2005 and 2004.

Additionally, discontinued operations for the year ended December 31, 2004 also include The Village at Riverside and certain other non-core assets that were distributed to an affiliate of the Company’s Predecessor owners in connection with the IPO and the Company’s leasehold interest in Coyote Village, which was transferred to Weatherford College in April 2004, as contemplated in the structuring of the related ground lease agreement.

The related net income or loss for the afore-mentioned properties is reflected in the accompanying consolidated and combined statements of operations as discontinued operations for the periods presented in accordance with SFAS No. 144. Below is a summary of the results of operations for the properties sold or distributed through their respective sale or distribution dates:

	Year Ended December 31,
	2006	2005	2004
Total revenues	$4,692	$4,981	$7,360
Total operating expenses	2,412	2,953	4,598
Operating income	2,280	2,028	2,762
Total nonoperating income (expenses)	7	—	(2,712)
Net income	$2,287	$2,028	$50

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES AND
AMERICAN CAMPUS PREDECESSOR
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

As of December 31, 2006 and 2005, assets and liabilities attributable to the properties held for sale consisted of the following:

	December 31,
	2006	2005
Cash and cash equivalents	$—	$140
Other assets	$—	$95
Land, buildings and improvements, and furniture, fixtures, and equipment, net of accumulated depreciation	$—	$32,340
Accounts payable and accrued expenses	$—	$197
Other liabilities	$—	$617

7. Investments in Owned Off-Campus Properties

Owned off-campus properties consisted of the following:

	December 31,
	2006	2005
Land	$75,263	$46,510
Buildings and improvements	579,906	330,380
Furniture, fixtures and equipment	28,111	17,119
Construction in progress	56,958	18,962
	740,238	412,971
Less accumulated depreciation	(46,041)	(28,213)
Owned off-campus properties, net	$694,197	$384,758

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

On-campus participating properties are as follows:

			Historical Cost - December 31,
Lessor/University	Lease Commencement	Required Debt Repayment (1)	2006	2005
Texas A&M University System / Prairie View A&M University (2)	2/1/96	9/1/23	$38,277	$38,037
Texas A&M University System / Texas A&M International	2/1/96	9/1/23	6,009	5,920
Texas A&M University System / Prairie View A&M University (3)	10/1/99	8/31/25 / 8/31/28	23,872	23,777
University of Houston System / University of Houston - (4)	9/27/00	8/31/35	34,628	34,603
			102,786	102,337
Less accumulated amortization			(26,098)	(21,967)
On-campus participating properties, net			$76,688	$80,370

(1)	Represents the effective lease termination date. The Leases terminate upon the earlier to occur of the final repayment of the related debt or the end of the contractual lease term.

(2)	Consists of three phases placed in service between 1996 and 1998.

(3)	Consists of two phases placed in service in 2000 and 2003.

(4)	Consists of two phases placed in service in 2001 and 2005.

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

Equity interests in the Operating Partnership not owned by the Company are held in the form of Common Units and Series A Preferred Units. On March 1, 2006, approximately 2.1 million Common Units valued at $23.50 per unit and approximately 0.1 million Series A Preferred Units valued at $26.75 per unit were issued to individuals and entities affiliated with Royal Properties in connection with the acquisition of the Royal Portfolio (see Note 5). Such Common Units and Series A Preferred Units are exchangeable on or after March 1, 2007 into an equal number of shares of the Company’s common stock, or, at the Company’s election, cash. A Common Unit and a share of the Company’s common stock have essentially the same economic characteristics, as they effectively participate equally in the net income and distributions of the Operating Partnership. Series A Preferred Units have a cumulative preferential per annum cash distribution rate of 5.99%, payable quarterly concurrently with the payment of dividends on the Company’s common stock.

Income or loss allocated to minority interests on the Company’s consolidated statements of operations includes the Series A Preferred Unit distributions as well as the pro rata share of the Operating Partnership’s net income or loss allocated to Common Units. The Common Unitholders’ minority interest in the Operating Partnership is reported at an amount equal to their ownership percentage of the net equity of the Operating Partnership at the end of each reporting period. As of December 31, 2006, approximately 9% of the equity interests of the Operating Partnership was held by persons affiliated with Royal Properties and certain current and former members of management in the form of Common Units and Series A Preferred Units. As of December 31, 2005, approximately 0.7% of the equity interests of the Operating Partnership was held by certain current and former members of management in the form of Common Units.

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

Minority interests in 2004 also include a minority partner’s ownership in four owned off-campus properties. As part of the IPO formation transactions, the Company redeemed the minority partner’s interest.

10.  Debt

A summary of the Company’s outstanding consolidated indebtedness, including unamortized debt premiums, is as follows:

	December 31,
	2006	2005
Debt secured by owned off-campus properties:
Mortgage loans payable	$315,044	$195,871
Construction loan payable	21,386	—
	336,430	195,871
Debt secured by on-campus participating properties:
Mortgage loan payable	16,513	16,786
Construction loan payable	16,710	16,411
Bonds payable	56,675	58,215
	89,898	91,412
Unamortized debt premiums, net of discounts	5,966	4,363
Total debt	$432,294	$291,646

During the twelve months ended December 31, 2006, the following transactions occurred:

Year Ended December 31, 2006
Balance, beginning of period	$291,646
Additions:
Draws on revolving credit facility	91,900
Draws under advancing construction loans	42,146
Assumption of debt upon acquisition of properties (including debt premiums, net of discounts of approximately $2.9 million)	126,592
Deductions:
Pay down of revolving credit facility	(91,900)
Pay off of construction loan	(20,224)
Scheduled repayments of principal	(6,527)
Amortization of debt premiums and discounts	(1,339)
$432,294

Loans Assumed or Entered Into in Conjunction with Property Acquisitions

In connection with the March 1, 2006 acquisition of the Royal Portfolio (see Note 5), the Company assumed approximately $123.6 million of fixed-rate mortgage debt. At the time of assumption, the debt had a weighted average interest rate of 5.95% and an average term to maturity of 6.3 years. Upon assumption of this debt, the Company recorded debt premiums of approximately $2.9 million, net of discounts, to reflect the estimated fair value of the debt assumed. These mortgage loans are secured by the related properties.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES AND
AMERICAN CAMPUS PREDECESSOR
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

In connection with the March 2005 acquisition of The Estates, an owned off-campus property, the Company entered into a bridge loan in the amount of $37.4 million. The bridge loan bore interest at a fixed rate of 5.1% through the initial maturity date of September 2005. In May 2005, the Company amended the bridge loan. The amended loan is a mortgage facility with a total principal amount of $38.8 million, bearing interest at a fixed rate of 5.2% and maturing in June 2015. In connection with this amendment, the Company received approximately $1.3 million of additional proceeds, after the payment of related financing costs.

In connection with the March 2005 acquisition of City Parc at Fry Street, an owned off-campus property, the Company assumed approximately $11.8 million of fixed-rate mortgage debt. The debt bears interest at 5.96% and matures in 2014. Upon assumption of this debt, the Company recorded a debt premium of approximately $0.6 million to reflect the estimated fair value of the debt assumed.

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

Availability under the revolving credit facility is limited to an “aggregate borrowing base amount” equal to the lesser of (i) 65% of the value of certain properties, calculated as set forth in the credit facility, and (ii) the adjusted net operating income from these properties divided by a formula amount. The facility bears interest at a variable rate, at the Company’s option, based upon a base rate or one-, two-, three-, or six-month LIBOR plus, in each case, a spread based upon the Company’s total leverage. Additionally, the Company is required to pay an unused commitment fee ranging from 0.15% to 0.20% per annum, depending on the aggregate unused balance. In July 2005 and September 2006, the Company paid off the entire balance on the revolving credit facility using proceeds from its July 2005 and September 2006 equity offerings (see Note 1). As of December 31, 2006, the total availability under the facility (subject to the satisfaction of certain financial covenants) totaled approximately $113.8 million.

The terms of the facility include certain restrictions and covenants, which limit, among other items, the incurrence of additional indebtedness, liens, and the disposition of assets. The facility contains customary affirmative and negative covenants and also contains financial covenants that, among other things, require the Company to maintain certain minimum ratios of “EBITDA” (earnings before interest, taxes, depreciation and amortization) to fixed charges. The Company may not pay distributions that exceed 100% of funds from operations for any four consecutive quarters. The financial covenants also include consolidated net worth and leverage ratio tests. As of December 31, 2006, the Company was in compliance with all such covenants.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES AND
AMERICAN CAMPUS PREDECESSOR
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Construction Loans and Mortgage Notes Payable

Construction loans and mortgage notes payable at December 31, 2006, excluding debt premiums and discounts, consisted of 30 loans secured by owned off-campus and on-campus participating properties consisting of:

Property	Principal Outstanding (1)		Interest Rate at December 31, 2006		Maturity Date		Amortization
Cullen Oaks – Phase I	$16,513		5.54%	(2)	November 2008		30 years
Cullen Oaks – Phase II	16,710		7.35%	(3)	November 2008		n/a
University Village at Boulder Creek	16,058		5.71%		November 2012		30 years
River Club Apartments	18,137		8.18%		August 2010		30 years
River Walk Townhomes	7,498		8.00%		September 2009		30 years
The Village at Alafaya Club	20,037		8.16%		August 2010	(4)	30 years
Northgate Lakes	11,085	(5)	7.00%		July 2009		30 years
University Club Tallahassee	13,321		7.99%		October 2010		30 years
The Grove at University Club Tallahassee	4,281		5.75%		March 2013		30 years
College Club Tallahassee	8,701		6.74%		December 2011		30 years
Royal Oaks Tallahassee	2,969	(5)	7.13%		July 2009		30 years
Royal Pavilion Tallahassee	2,481	(5)	6.92%		July 2009		30 years
Royal Village Tallahassee	3,337	(5)	6.83%		July 2009		30 years
University Club Gainesville	8,312		7.88%		November 2009		30 years
The Estates	37,963		5.20%		June 2015		30 years
Royal Village Gainesville	6,076	(5)	6.87%		July 2009		30 years
The Village at Blacksburg	20,843		7.50%		January 2011		30 years
Royal Lexington	4,761	(5)	6.86%		July 2009		30 years
The Woods at Greenland	6,138	(5)	5.69%		October 2012		30 years
Raiders Crossing	6,560	(5)	6.18%		December 2012		30 years
Villas on Apache	7,459		7.66%		June 2009		30 years
Entrada Real	9,652	(5)	5.61%		November 2012		30 years
The Outpost San Marcos	13,607	(5)	5.74%		October 2013		30 years
The Outpost San Antonio	24,069	(5)	4.99%		October 2014		30 years
City Parc at Fry Street	11,494		5.96%		September 2014		30 years
Raiders Pass - Phase I	15,621	(5)	5.91%		October 2012		30 years
Raiders Pass – Phase II	3,835	(5)	5.66%		October 2012		30 years
The Callaway House	19,227		7.10%		April 2011		30 years
Aggie Station	11,522	(5)	5.96%		October 2012		30 years
University Centre	21,386	(6)	6.85%		October 2008		n/a
Total	$369,653	Wtd Avg Rate	6.54%

(1)	For federal income tax purposes, the aggregate cost of the loans is equal to the carrying amount.

(2)
Floating rate on this mortgage loan was swapped to a fixed rate of 5.54%. This swap terminates in November 2008, at which time the interest rate will revert back to a variable rate. The TRS has guaranteed payment of this indebtedness.

(3)
In June 2006, the Company extended the maturity date of this construction loan to November 17, 2008, in which the terms of the loan were modified to require monthly payments of principal and interest beginning in July 2006. The principal payments are applied to the portion of the principal balance which bears interest at the Prime rate and the remainder of the principal balance bears interest at LIBOR plus 2.0%. The TRS has guaranteed this indebtedness, up to a limit of $4.0 million of construction loan principal plus interest and litigation fees potentially incurred by the lender. This guaranty will remain in effect until the balance on the construction loan is paid in full.

(4)
Represents the Anticipated Repayment Date, as defined in the loan agreement. If the loan is not repaid on the Anticipated Repayment Date, then certain monthly payments including excess cash flow, as defined, become due through the maturity date of August 2030.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES AND
AMERICAN CAMPUS PREDECESSOR
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(5)	These mortgage loans were assumed or obtained in conjunction with property acquisitions in the first quarter of 2006.

(6)
For each borrowing on the construction loan, the Company has the option of choosing Prime rate or one-, two-, or three-month LIBOR plus 1.50%. The loan has an initial term of 36 months and can be extended through September 2010 through the exercise of two 12-month extension periods. The loan requires payments of interest only through the original maturity date and the first extension period. The loan requires monthly principal and interest payments during the second extension period based on a 30-year amortization.

Bonds Payable

Bonds payable consist of three issues secured by student housing ground/facility leases, with interest and principal paid semi-annually and annually, respectively, through maturity. Covenants include, among other items, budgeted and actual debt service coverage ratios. The bonds are nonrecourse to the Company. Payment of regularly scheduled principal payments is guaranteed by MBIA Insurance Corporation. Bonds payable at December 31, 2006 consisted of the following:

Series	Mortgaged Facilities Subject to Leases	Original	Principal December 31, 2006	Weighted Average Rate	Maturity Through	Required Monthly Debt Service
1999	University Village-PVAMU/TAMIU	$39,270	$33,700	7.67%	September 2023	$302
2001	University College-PVAMU	20,995	18,935	7.37%	August 2025	158
2003	University College-PVAMU	4,325	4,040	5.84%	August 2028	28
	Total/weighted average rate	$64,590	$56,675	7.44%		$488

Schedule of Debt Maturities

Scheduled debt maturities (reflecting automatic extensions where applicable) for each of the five years subsequent to December 31, 2006 and thereafter, are as follows:

	Scheduled Principal	Due at Maturity	Total
2007	$7,466	$—	$7,466
2008	7,801	52,960	60,761
2009	6,821	50,775	57,596
2010	6,241	49,040	55,281
2011	5,427	45,557	50,984
Thereafter	53,480	140,760	194,240
	$87,236	$339,092	$426,328

Payment of principal and interest were current at December 31, 2006. Mortgage notes and bonds payable are subject to prepayment penalties.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES AND
AMERICAN CAMPUS PREDECESSOR
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

11. Incentive Award Plan

The Company has adopted the 2004 Incentive Award Plan (the “Plan”). The Plan provides for the grant to selected employees and directors of the Company and the Company’s affiliates of stock options, common units of limited partnership interest in the Operating Partnership (formerly profits interest units or “PIUs”), restricted stock units (“RSUs”), restricted stock awards (“RSAs”), and other stock-based incentive awards. The Company has reserved a total of 1,210,000 shares of the Company’s common stock for issuance pursuant to the Plan, subject to certain adjustments for changes in the Company’s capital structure, as defined in the Plan. A summary of the Company’s stock-based incentive awards under the Plan, as of December 31, 2005 and 2006, respectively, and changes during the years ended December 31, 2005 and 2006 are presented below:

	Common Units	Restricted Stock Units (RSUs)	Restricted Stock Awards (RSAs)	Outperformance Bonus Plan	Total
Outstanding at December 31, 2004	121,000	7,145	—	367,682	495,827
Granted	—	7,230	55,130	—	62,360
Forfeited	—	—	(9,262)	—	(9,262)
Outstanding at December 31, 2005	121,000	14,375	45,868	367,682	548,925
Granted	—	6,180	69,966	—	76,146
Vested	—	—	(9,573)	—	(9,573)
Forfeited	—	—	(6,214)	—	(6,214)
Converted to common shares	(11,000)	—	—	—	(11,000)
Outstanding at December 31, 2006	110,000	20,555	100,047	367,682	598,284
Vested at December 31, 2006	110,000	20,555	9,573	—	140,128

Common Units

PIUs were issued to certain executive and senior officers upon consummation of the IPO. In connection with the Company’s equity offering in July 2005, all 121,000 PIUs were converted to common units of limited partnership interest in the Operating Partnership, as contemplated in the OP Agreement. Each common unit is deemed equivalent to one share of the Company’s common stock. Common units receive the same quarterly per unit distribution as the per share distributions on the Company’s common stock. The Operating Partnership recognized approximately $2.1 million of compensation expense on the IPO date, reflecting the fair value of the PIUs issued.

Restricted Stock Units

Upon reelection to the Board of Directors at each Annual Meeting of Stockholders, each outside member of the Board of Directors is granted RSUs. No shares of stock are issued at the time of the RSU awards, and the Company is not required to set aside a fund for the payment of any such award; however, the stock is deemed to be awarded on the date of grant. Upon the Settlement Date, which is three years from the date of grant, the Company will deliver to the recipients a number of shares of common stock equal to the number of RSUs held by the recipients. In addition, recipients of RSUs are entitled to dividend equivalents equal to the cash distributions paid by the Company on one share of common stock for each RSU issued, payable currently or on the Settlement Date, as determined by the Compensation Committee of the Board of Directors. The RSUs are fully vested on the date of grant. Accordingly, the Company recognized expense of approximately $0.2 million, $0.2 million and $0.1 million for the years ended December 31, 2006, 2005 and 2004, respectively, reflecting the fair value of the RSUs issued on the date of grant. Such expense is included in general and administrative expenses in the accompanying consolidated and combined statements of operations. The weighted-average grant-date fair value for each RSU granted during the years ended December 31, 2006, 2005, and 2004 was $24.28, $20.76, and $17.50, respectively.

Restricted Stock Awards

The Company awards RSAs to its executive officers and certain employees that vest in equal annual installments over a three to five year period. Unvested awards are forfeited upon the termination of an individual’s employment with the Company. Recipients of RSAs receive dividends, as declared by the Company’s Board of Directors, on unvested shares, provided that the recipients continue to be employees of the Company. In accordance with SFAS No. 123(R), the Company recognizes the value of these awards as an expense over the vesting periods, which amounted to approximately $0.6 million and $0.2 million for the years ended December 31, 2006 and 2005, respectively.

The weighted-average grant-date fair value for each RSA granted during the years ended December 31, 2006 and 2005 was $24.80 and $21.54, respectively. The weighted-average grant-date fair value for each RSA vested during the year ended December 31, 2006 was $21.54. The weighted-average grant-date fair value for each RSA forfeited during the years ended December 31, 2006 and 2005 was $24.28 and $21.54, respectively. As of December 31, 2006 and 2005, the weighted-average grant-date fair value of outstanding unvested RSAs was $23.72 and $21.54, respectively. The total fair value of RSAs vested during the year ended December 31, 2006, was approximately $0.3 million. Additionally, as of December 31, 2006, the Company had approximately $1.9 million of total unrecognized compensation cost related to these RSAs, which is expected to be recognized over a remaining weighted-average period of 3.6 years.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES AND
AMERICAN CAMPUS PREDECESSOR
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Outperformance Bonus Plan

Upon consummation of the IPO, the Company granted to its executive officers and certain key employees a special award based upon the individuals’ continued service and attaining certain performance measures. These awards consist of a bonus pool equal to the value on the date of vesting of 367,682 shares of common stock. No dividends or dividend equivalent payments will accrue with respect to the shares of common stock underlying this bonus pool. Vesting of the awards will occur on the third anniversary of the IPO, provided that the employees have maintained continued service and that at least one performance measure, as outlined in the Plan, has been achieved. These performance measures include (i) a total return on the Company’s stock of at least 25% per annum from the IPO date through the vesting date, or (ii) a total return on the Company’s stock of at least 12% per annum from the IPO date through the vesting date, and such return is at or above the 60PthP percentile of the total return achieved by “peer” companies during the same period. Payments of vested awards will be made within 120 days of vesting. The Compensation Committee of the Board of Directors may, in its sole discretion, elect to pay such an award in cash or through the issuance of shares of common stock, PIUs or similar securities, valued at the date of issuance. Because the achievement of the required performance measures was not considered probable as of December 31, 2006, nothing has been reflected in the accompanying financial statements related to these awards. In the event that one of the required performance measures becomes probable, the potential charge to compensation expense could be in excess of $10.0 million. This estimate is based on the previously mentioned 25% per annum performance measure, but such valuation will be measured based on the Company’s stock price on the third anniversary of the IPO.

12.  Interest Rate Hedges

In connection with the December 2003 extension of a construction note payable for Cullen Oaks, an on-campus participating property, the Predecessor entered into an interest rate swap on November 19, 2003 (effective December 15, 2003 through November 15, 2008) that was designated to hedge its exposure to fluctuations on interest payments attributed to changes in interest rates associated with payments on its advancing construction note payable. Under the terms of the interest rate swap agreement, the Company pays a fixed rate of 5.54% and receives a floating rate of LIBOR plus 1.9%. The interest rate swap had an estimated fair value of approximately $0.4 million and $0.5 million at December 31, 2006 and 2005, respectively, and is reflected in other assets in the accompanying consolidated balance sheets.

Refer to Note 19 for a discussion regarding termination of the interest rate swap agreement in 2007. Ineffectiveness resulting from the Company’s hedges is not material.

13. Related Party Transactions

Prior to the IPO, an affiliate of the Predecessor had an ownership interest in Dobie Center Properties, Ltd. which owns Dobie Center, a student housing facility. Pursuant to a management agreement with the Dobie Center, the Company received facility management fees representing 3% of gross receipts and 6% of qualifying capital projects, and commercial leasing fees of 4% of commercial leases. Such fees totaled approximately $0.2 million for the year ended December 31, 2004, and are reflected as third-party management services - affiliates on the accompanying consolidated and combined statements of operations. The management agreement began operating on a month-to-month basis upon expiration in May 2002. Upon consummation of the Company’s IPO, the Company no longer has an ownership interest in this property; as such, the management fees earned subsequent to the IPO are reflected as third-party management services on the accompanying consolidated statements of operations.

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

The Company entered into a ground lease agreement on October 2, 2003 for the purpose of constructing a student housing facility near the campus of Temple University in Philadelphia, Pennsylvania. The agreement terminates June 30, 2079 and has four six year extensions available. Under the terms of the ground lease, the lessor receives annual minimum rents of $0.1 million and contingent rental payments which are based upon the operating performance of the property. The contingent rental payment was approximately $0.1 million for 2006 and 2005.

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

The Company entered into a 65-year ground lease agreement on December 22, 2006 for the purpose of constructing a student housing facility on the campus of Arizona State University in Tempe, Arizona. The agreement will terminate on the 65th anniversary date of the opening date (August 2073) and has two ten year extensions available. During the first five years, under the terms of the ground lease, the lessor will receive annual minimum rents of approximately $0.7 million and variable rent payments based upon the operating performance of the property. For the remaining years of the lease, the lessor will receive variable rent payments based upon the operating performance of the property.

The Company also has various operating and capital leases for furniture, office and technology equipment, which expire through 2011. Rental expense under the operating lease agreements approximated $0.6 million, $0.6 million, and $0.5 million for the years ended December 31, 2006, 2005, and 2004, respectively.

Owned off-campus properties, net at December 31, 2006 included approximately $1.8 million related to capital leases of furniture, net of approximately $0.3 million of accumulated amortization. On-campus participating properties, net at December 31, 2006 included approximately $0.4 million related to capital leases of technology equipment, net of approximately $0.2 million of accumulated amortization. Other assets at December 31, 2006 included approximately $0.4 million related to corporate assets under capital leases, net of $0.2 million of accumulated amortization.

Future minimum commitments over the life of all leases subsequent to December 31, 2006, are as follows:

	Operating	Capital
2007	$644	$907
2008	1,354	713
2009	1,360	552
2010	1,371	329
2011	1,006	192
Thereafter	39,639	—
Total minimum lease payments	45,374	2,693
Amount representing interest	—	(345)
Balance of minimum lease payments	$45,374	$2,348

The capital lease obligations are reflected in other liabilities in the accompanying consolidated balance sheets. Amortization of assets recorded under capital leases is included in depreciation expense and was approximately $0.5 million for the years ended December 31, 2006 and 2005 and immaterial for the year ended December 31, 2004.

15. Concentration of Risks

The Company has a significant presence on a single university campus, Prairie View A&M University. These on-campus participating properties represent approximately 10.7%, 15.3%, and 21.0% of the Company’s consolidated and combined revenues for 2006, 2005, and 2004, respectively. The percentage of consolidated and combined net income attributable to those facilities is minimal. The unlikely event of significantly diminished enrollment at this university could have a negative impact on the Company’s ability to achieve its forecasted profitability.

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

The Company’s estimated maximum exposure amount under the above guarantees is approximately $10.4 million.

At December 31, 2006, management does not anticipate any material deviations from schedule or budget related to third-party development projects currently in progress.  The Company has estimated the fair value of guarantees entered into or modified after December 31, 2002, the effective date of FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, to be immaterial.

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

Contract to Acquire Development Property: At December 31, 2006, the Company was under contract to acquire a $24.8 million property in Waco, Texas. The closing of this transaction was dependent upon completion of construction and lease-up and the achievement of certain occupancy levels and rental rates, which were not met and the contract was terminated in 2007.

Debt-related guarantees: RAP Student Housing Properties, LLC’s (“RAP SHP”), an entity wholly owned by the Operating Partnership, limited guaranty of certain obligations of the borrower in connection with the mortgage loan for The Village at Riverside, a property which was retained by the Predecessor owners in connection with the IPO, continues to be in effect.  In December 2004, the property was foreclosed upon by the lender.   Pursuant to the guaranty, RAP SHP agreed to indemnify the lender against, among other things, the borrower’s fraud or misrepresentation, the borrower’s failure to maintain insurance, certain environmental matters, and the borrower’s criminal acts.  As part of the formation transactions, the Predecessor owners have indemnified the Company and its affiliates from and against all claims, costs, expenses, losses and damages incurred by the Company under or in connection with this guaranty.  Even if the Company was required to perform under the guaranty, the Predecessor owners would be obligated to reimburse the Company for the amount of such liability under the indemnity. The Company does not expect to incur material exposure under this guarantee.

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

Letters of Intent: In the ordinary course of the Company’s business, the Company enters into letters of intent indicating a willingness to negotiate for acquisitions, dispositions or joint ventures. Such letters of intent are non-binding, and neither party to the letter of intent is obligated to pursue negotiations unless and until a definitive contract is entered into by the parties. Even if definitive contracts are entered into, the letters of intent relating to the acquisition and disposition of real property and resulting contracts generally contemplate that such contracts will provide the acquirer with time to evaluate the property and conduct due diligence, during which periods the acquiror will have the ability to terminate the contracts without penalty or forfeiture of any deposit or earnest money. There can be no assurance that definitive contracts will be entered into with respect to any matter covered by letters of intent or that the Company will consummate any transaction contemplated by any definitive contract. Furthermore, due diligence periods for real property are frequently extended as needed. An acquisition or disposition of real property becomes probable at the time that the due diligence period expires and the definitive contract has not been terminated. The Company is then at risk under a real property acquisition contract, but only to the extent of any earnest money deposits associated with the contract, and is obligated to sell under a real property sales contract.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES AND
AMERICAN CAMPUS PREDECESSOR
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Environmental Matters: The Company is not aware of any environmental liability with respect to the properties that would have a material adverse effect on the Company’s business, assets or results of operations. However, there can be no assurance that such a material environmental liability does not exist. The existence of any such material environmental liability could have an adverse effect on the Company’s results of operations and cash flows.

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

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES AND
AMERICAN CAMPUS PREDECESSOR
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

	Year Ended December 31,
	2006	2005	2004
Owned Off-Campus Properties
Rental revenues	$90,683	$55,412	$30,904
Interest and other income	203	19	20
Total revenues from external customers	90,886	55,431	30,924
Operating expenses before depreciation and amortization	42,341	25,181	13,630
Interest expense	18,744	12,283	9,186
Insurance gain	—	430	654
Operating income before depreciation, amortization, minority interests and allocation of corporate overhead	$29,801	$18,397	$8,762
Depreciation and amortization	$20,216	$11,352	$5,532
Capital expenditures	$81,597	$51,037	$61,120
Total segment assets at December 31,	$718,428	$400,971	$247,637
On-Campus Participating Properties
Rental revenues	$19,960	$18,470	$17,418
Interest and other income	330	182	61
Total revenues from external customers	20,290	18,652	17,479
Operating expenses before depreciation, amortization, ground/facility lease, and allocation of corporate overhead	8,382	7,594	7,476
Ground/facility lease	857	873	812
Interest expense	6,447	5,717	5,469
Insurance gain	—	—	273
Operating income before depreciation, amortization, minority interests and allocation of corporate overhead	$4,604	$4,468	$3,995
Depreciation and amortization	$4,131	$3,662	$3,532
Capital expenditures	$483	$15,887	$1,881
Total segment assets at December 31,	$88,814	$92,522	$79,686
Development Services
Development and construction management fees from external customers	$5,778	$5,854	$5,803
Intersegment revenues	—	2,651	234
Total revenues	5,778	8,505	6,037
Operating expenses	4,566	4,626	3,796
Operating income before depreciation, amortization, minority interests and allocation of corporate overhead	$1,212	$3,879	$2,241
Total segment assets at December 31,	$2,513	$3,438	$1,246
Property Management Services
Property management fees from external customers	$2,532	$2,786	$2,105
Intersegment revenues	3,627	2,650	1,152
Total revenues	6,159	5,436	3,257
Operating expenses	2,501	2,110	1,480
Operating income before depreciation, amortization, minority interests and allocation of corporate overhead	$3,658	$3,326	$1,777
Total segment assets at December 31,	$1,639	$1,459	$1,141
Reconciliations
Total segment revenues	$123,113	$88,024	$57,697
Unallocated interest income earned on corporate cash	697	624	—
Elimination of intersegment revenues	(3,627)	(5,301)	(1,386)
Total consolidated revenues, including interest income	$120,183	$83,347	$56,311
Segment operating income before depreciation, amortization, minority interests and allocation of corporate overhead	$39,275	$30,070	$16,775
Depreciation and amortization	(26,229)	(16,623)	(10,103)
Net unallocated expenses relating to corporate overhead	(9,318)	(11,346)	(8,850)
Income tax (provision) benefit	(28)	(186)	728
Minority interests	(2,038)	(164)	100
Income (loss) from continuing operations	$1,662	$1,751	$(1,350)
Total segment assets	$811,394	$498,390	$329,710
Unallocated corporate assets and assets held for sale	72,987	52,472	37,918
Total assets	$884,381	$550,862	$367,628

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES AND
AMERICAN CAMPUS PREDECESSOR
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

18. Quarterly Financial Information (Unaudited)

The information presented below represents the consolidated financial results of the Company for the years ended December 31, 2006 and 2005.

	2006
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Total revenues	$28,089	$29,237	$31,850	$34,469	$123,645	(1)
Net income (loss)	$3,664	$(2,067)	$(1,611)	$22,611	$22,597
Net income (loss) per share-basic	$0.21	$(0.12)	$(0.09)	$0.99	$1.20
Net income (loss) per share-diluted	$0.21	$(0.12)	$(0.09)	$0.98	$1.17

	2005
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Total revenues	$19,570	$20,007	$21,877	$26,049	$87,503	(1)
Net income (loss)	$8,192	$(1,792)	$(596)	$3,858	$9,662
Net income per share-basic	$0.65	$(0.14)	$(0.04)	$0.22	$0.65
Net income per share-diluted	$0.65	$(0.14)	$(0.03)	$0.22	$0.65

(1)	Includes revenues from discontinued operations of $4.7 million and $5.0 million for the years ended December 31, 2006 and 2005, respectively.

19. Subsequent Events

Acquisitions: In January 2007, the Company acquired a 248-unit, 752-bed property (The Village on Sixth) located near the campus of Marshall University in Huntington, West Virginia, for a purchase price of $25.6 million, which excludes $1.7 million of anticipated transaction costs, initial integration expenses and capital expenditures necessary to bring this property up to the Company’s operating standards. As part of the transaction, the Company assumed two fixed-rate mortgage loans, which includes one for $16.2 million with an annual interest rate of 5.5% and remaining term to maturity of 7.5 years and the second loan for $1.4 million with an annual interest rate of 6.6% and remaining term to maturity of 9.9 years.

In February 2007, the Company acquired a three property portfolio (the “Edwards Portfolio”) for a purchase price of $102.0 million, which excludes $3.5 million of anticipated transaction costs, initial integration expenses and capital expenditures necessary to bring these properties up to the Company’s operating standards. As part of the transaction, the Company assumed $70.7 million in fixed-rate mortgage debt with a weighted average annual interest rate of 5.7% and an average remaining term to maturity of 8.5 years. The transaction also includes the pre-sale of an additional phase containing 84 beds currently under construction for $4.6 million, subject to the satisfaction of certain conditions. The completion of the additional phase is expected in August 2007.

The Edwards Portfolio consists of one property in Lexington, Kentucky located near the campus of the University of Kentucky, one property in Toledo, Ohio located near the campus of the University of Toledo and one property in Ypsilanti, Michigan located near the campus of Eastern Michigan University. These three properties total 764 units and 1,971 beds. Subsequent to these transactions, the Company’s total owned and managed portfolio is comprised of 57 properties that represent approximately 35,700 beds in approximately 11,900 units.

Distributions: On January 29, 2007, the Company declared a fourth quarter 2006 distribution per share of $0.3375 which was paid on March 1, 2007 to all common stockholders of record as of February 16, 2007. At the same time, the Operating Partnership was paid an equivalent amount per unit to holders of Common Units, as well as the quarterly cumulative preferential distribution to holders of Series A Preferred Units (see Note 9).

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES AND
AMERICAN CAMPUS PREDECESSOR
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Cullen Oaks Loans: In February 2007, the Company extended the maturity date of the Cullen Oaks Phase I and Phase II loans to February 2014. The extended loans bear interest at a rate of LIBOR plus 1.35% and require payments of interest only through May 2008 and monthly payments of principal and interest from May 2008 through the maturity date. In connection with these loan extensions, the Company terminated the existing interest rate swap agreement which resulted in the reclassification of a gain from accumulated other comprehensive income to earnings, amounting to $0.2 million in 2007 and $0.2 million in 2008.

In addition, the Company entered into an interest rate swap on February 12, 2007 (effective February 15, 2007 through February 15, 2014) that is designated to hedge its exposure to fluctuations on interest payments attributed to changes in interest rates associated with payments on the Cullen Oaks Phase I and Phase II loans. Under the terms of the interest rate swap agreement, the Company pays a fixed rate of 6.69% and receives a floating rate of LIBOR plus 1.35%.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES AND
AMERICAN CAMPUS PREDECESSOR
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

20. Schedule of Real Estate and Accumulated Depreciation

			Initial Costs		Basis Step-Up			Total Costs
	Units	Beds	Land	Buildings and Improvements and Furniture, Fixtures and Equipment	Land	Buildings and Improvements and Furniture, Fixtures and Equipment	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Improvements and Furniture, Fixtures and Equipment	Total (1)	Accumulated Depreciation (2)	Encumbrances (3)	Year Built
Owned Off-campus Properties
Villas on Apache	111	288	$1,465	$8,071	$—	$—	$2,971	$1,465	$11,042	$12,507	$2,804	$7,459	1987
The Village at Blacksburg	288	1,056	3,826	22,155	—	—	2,260	3,826	24,415	28,241	4,495	20,843	1990/ 1998
River Club Apartments	266	792	3,478	19,655	—	—	964	3,478	20,619	24,097	4,470	18,137	1996
River Walk Townhomes	100	336	1,442	8,194	—	—	416	1,442	8,610	10,052	1,855	7,498	1998
The Callaway House	173	538	5,080	20,500	—	—	870	5,080	21,370	26,450	4,155	19,227	1999
The Village at Alafaya Club	228	839	3,788	21,851	—	—	980	3,788	22,831	26,619	4,233	20,037	1999
The Village at Science Drive	192	732	4,673	19,021	—	—	409	4,673	19,430	24,103	2,776	—	2000
University Village at Boulder Creek	82	309	939	14,887	96	1,506	640	1,035	17,033	18,068	2,333	16,058	2002
University Village at Fresno	105	406	900	15,070	29	483	54	929	15,607	16,536	1,256	—	2004
University Village at TU	220	749	—	38,739	—	2,380	228	—	41,347	41,347	2,969	—	2004
University Village at Sweet Home	269	828	2,473	34,626	—	—	47	2,473	34,673	37,146	1,592	—	2005
University Club Tallahassee (4)	152	608	4,065	17,368	—	—	1,672	4,065	19,040	23,105	1,607	13,321	2000
The Grove at University Club (4)	64	128	600	5,735	—	—	316	600	6,051	6,651	379	4,281	2002
College Club Tallahassee (5)	96	384	1,498	11,156	—	—	340	1,498	11,496	12,994	895	8,701	2001
The Greens at College Club (5)	40	160	601	4,893	—	—	142	601	5,035	5,636	348	—	2004

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES AND
AMERICAN CAMPUS PREDECESSOR
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

			Initial Costs		Basis Step-Up			Total Costs
	Units	Beds	Land	Buildings and Improvements and Furniture, Fixtures and Equipment	Land	Buildings and Improvements and Furniture, Fixtures and Equipment	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Improvements and Furniture, Fixtures and Equipment	Total (1)	Accumulated Depreciation (2)	Encumbrances (3)	Year Built
University Club Gainesville	94	376	1,416	11,848	—	—	289	1,416	12,137	13,553	781	8,312	1999
The Estates	396	1,044	4,254	43,164	—	—	846	4,254	44,010	48,264	2,273	37,963	2002
City Parc at Fry Street	136	418	1,902	17,678	—	—	513	1,902	18,191	20,093	1,048	11,494	2004
Callaway Villas	236	704	3,903	32,287	—	—	—	3,903	32,287	36,190	421	—	2006
Northgate Lakes	194	710	4,807	27,284	—	—	505	4,807	27,789	32,596	690	11,085	1998
Royal Oaks (6)	82	224	1,346	8,153	—	—	67	1,346	8,220	9,566	198	2,969	1990
Royal Pavilion (6)	60	204	1,212	7,304	—	—	61	1,212	7,365	8,577	180	2,481	1991
Royal Village Tallahassee (6)	75	288	1,764	10,768	—	—	86	1,764	10,854	12,618	255	3,337	1992
Royal Village Gainesville	118	448	2,484	15,153	—	—	379	2,484	15,532	18,016	394	6,076	1996
Royal Lexington	94	364	2,848	12,783	—	—	304	2,848	13,087	15,935	331	4,761	1994
The Woods at Greenland	78	276	1,050	7,286	—	—	141	1,050	7,427	8,477	185	6,138	2001
Raider’s Crossing	96	276	1,089	8,404	—	—	134	1,089	8,538	9,627	208	6,560	2002
Entrada Real	98	363	1,475	15,859	—	—	227	1,475	16,086	17,561	378	9,652	1999
The Outpost San Marcos	162	486	1,987	18,973	—	—	148	1,987	19,121	21,108	447	13,607	2004
The Outpost San Antonio	276	828	3,262	36,252	—	—	185	3,262	36,437	39,699	847	24,069	2005
Raider’s Pass	264	828	3,877	32,445	—	—	803	3,877	33,248	37,125	791	19,456	2002
Aggie Station	156	450	1,634	18,821	—	—	268	1,634	19,089	20,723	447	11,522	2002
University Centre (7)	234	838	—	52,996	—	—	—	—	52,996	52,996	—	21,386	2007
ASU – SCRC (8)	613	1,866	—	3,962	—	—	—	—	3,962	3,962	—	—	2008
Subtotal	5,848	19,144	$75,138	$643,341	$125	$4,369	$17,265	$75,263	$664,975	$740,238	$46,041	$336,430

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES AND
AMERICAN CAMPUS PREDECESSOR
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

			Initial Costs		Basis Step-Up			Total Costs
	Units	Beds	Land	Buildings and Improvements and Furniture, Fixtures and Equipment	Land	Buildings and Improvements and Furniture, Fixtures and Equipment	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Improvements and Furniture, Fixtures and Equipment	Total (1)	Accumulated Depreciation (2)	Encumbrances (3)	Year Built
On-Campus Participating Properties
University Village - PVAMU	612	1,920	$—	$36,506	$—	$—	$1,771	$—	$38,277	$38,277	$13,847	$29,229	1996/ 97/98
University College - PVAMU	756	1,470	—	22,650	—	—	1,222	—	23,872	23,872	5,853	22,975	2000/2003
University Village - TAMIU	84	250	—	5,844	—	—	165	—	6,009	6,009	2,162	4,471	1997
Cullen Oaks Phase I and II	411	879	—	33,910	—	—	718	—	34,628	34,628	4,236	33,223	2001/2005
Subtotal	1,863	4,519	—	98,910	—	—	3,876	—	102,786	102,786	26,098	89,898
Total-all properties	7,711	23,663	$75,138	$742,251	$125	$4,369	$21,141	$75,263	$767,761	$843,024	$72,139	$426,328

(1)	Total aggregate costs for Federal income tax purposes is $875.7 million.

(2)	The depreciable lives for buildings and improvements and furniture, fixtures and equipment range from three to forty years.

(3)	Total encumbrances exclude net unamortized debt premiums of $6.4 million and net unamortized debt discounts of $0.4 million as of December 31, 2006.

(4)
For lease administration purposes, University Club Tallahassee and The Grove at University Club are reported combined. As a result, costs capitalized subsequent to acquisition and accumulated depreciation are allocated to the respective properties based on relative bed count.

(5)
For lease administration purposes, College Club Tallahassee and The Greens at College Club are reported combined. As a result, costs capitalized subsequent to acquisition and accumulated depreciation are allocated to the respective properties based on relative bed count.

(6)
For lease administration purposes, Royal Oaks, Royal Pavilion, and Royal Village Tallahassee are reported combined. As a result, costs capitalized subsequent to acquisition and accumulated depreciation are allocated to the respective properties based on relative bed count.

(7)
University Centre (formerly Village at Newark) commenced construction in September 2005. Initial costs represent construction costs associated with the development of this property. Year built represents the scheduled completion date.

(8)	ASU-SCRC commenced construction in December 2006. Initial costs represent construction costs associated with the development of this property. Year built represents the scheduled completion date.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES AND
AMERICAN CAMPUS PREDECESSOR
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The changes in the Company’s and the Predecessor’s investments in real estate and related accumulated depreciation for each of the years ended December 31, 2006, 2005, and 2004 are as follows:

	For the Year Ended December 31,
	2006		2005		2004
	Off-Campus(1)	On-Campus(2)	Off-Campus(1)	On-Campus(2)	Off-Campus(1)	On-Campus(2)

Investments in Real Estate:
Balance, beginning of year	$451,033	$102,337	$295,313	$86,370	$240,504	$92,463
Basis step-up	—	—	—	—	5,589	—
Acquisition of land for development	—	—	3,903	—	2,532	—
Acquisition of properties	248,321	—	126,176	—	—	—
Improvements and development expenditures	79,099	449	48,214	15,967	61,286	1,883
Disposition of properties	(38,216)	—	(22,573)	—	—	(7,976)
Distribution of non-core assets to Predecessor owners	—	—	—	—	(14,598)	—
Balance, end of year	$740,237	$102,786	$451,033	$102,337	$295,313	$86,370

Accumulated Depreciation:
Balance, beginning of year	$(33,935)	$(21,967)	$(22,863)	$(18,306)	$(17,597)	$(14,774)
Depreciation for the year	(18,462)	(4,131)	(11,241)	(3,661)	(6,520)	(3,532)
Disposition of properties	6,357	—	169	—	—	—
Distribution of non-core assets to Predecessor owners	—	—	—	—	1,254	—
Balance, end of year	$(46,040)	$(26,098)	$(33,935)	$(21,967)	$(22,863)	$(18,306)

(1)	Owned off-campus properties

(2)	On-campus participating properties