Form 10-Q
period 2007-03-31
AMERICAN CAMPUS COMMUNITIES INC
filed 2007-05-10
CIK 1283630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007.

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

There were 23,169,059 shares of American Campus Communities, Inc.’s common stock with a par value of $0.01 per share outstanding as of the close of business on May 7, 2007.

FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2007

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31, 2007	December 31, 2006
	(Unaudited)
Assets

Investments in real estate:
Owned properties, net	$836,470	$694,197
On-campus participating properties, net	75,693	76,688
Investments in real estate, net	912,163	770,885

Cash and cash equivalents	25,037	79,107
Restricted cash	10,219	11,260
Student contracts receivable, net	6,499	3,129
Other assets	22,247	20,000

Total assets	$976,165	$884,381

Liabilities and stockholders’ equity

Liabilities:
Secured debt	$528,133	$432,294
Accounts payable and accrued expenses	18,710	13,616
Other liabilities	31,869	29,436
Total liabilities	578,712	475,346

Minority interests	37,710	39,561

Commitments and contingencies (Note 11)

Stockholders’ equity:
Common shares, $.01 par value, 800,000,000 shares authorized, 23,141,059 and 22,903,073 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	231	229
Additional paid in capital	385,942	382,367
Accumulated earnings and distributions	(26,009)	(13,533)
Accumulated other comprehensive (loss) income	(421)	411
Total stockholders’ equity	359,743	369,474

Total liabilities and stockholders’ equity	$976,165	$884,381

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except share and per share data)

	Three Months Ended March 31,
	2007	2006
Revenues:
Owned off-campus properties	$27,145	$18,125
On-campus participating properties	6,337	5,982
Third party development services	369	1,602
Third party development services - on-campus participating properties	36	36
Third party management services	722	662
Resident services	341	320
Total revenues	34,950	26,727

Operating expenses:
Owned off-campus properties	11,862	7,766
On-campus participating properties	2,026	1,950
Third party development and management services	1,294	1,638
General and administrative	11,328	1,587
Depreciation and amortization	6,970	5,018
Ground/facility lease	295	192
Total operating expenses	33,775	18,151

Operating income	1,175	8,576

Nonoperating income and (expenses):
Interest income	707	185
Interest expense	(6,460)	(5,336)
Amortization of deferred financing costs	(298)	(355)
Total nonoperating expenses	(6,051)	(5,506)

(Loss) income before income taxes, minority interests, and discontinued operations	(4,876)	3,070
Income tax provision	(60)	—
Minority interests	258	(128)
(Loss) income from continuing operations	(4,678)	2,942

Discontinued operations:
Income attributable to discontinued operations	—	722
Net (loss) income	$(4,678)	$3,664

(Loss) income per share - basic:
(Loss) income from continuing operations per share	$(0.20)	$0.17
Net (loss) income per share	$(0.20)	$0.21
(Loss) income per share - diluted:
(Loss) income from continuing operations per share	$(0.20)	$0.17
Net (loss) income per share	$(0.20)	$0.21
Weighted-average common shares outstanding:
Basic	22,942,737	17,209,779
Diluted	25,241,190	18,176,189

Distributions declared per common share	$0.3375	$0.3375

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)

	Three Months Ended March 31,
	2007	2006
Net (loss) income	$(4,678)	$3,664

Other comprehensive (loss) income:
Change in fair value of interest rate swaps	(802)	118
Net comprehensive (loss) income	$(5,480)	$3,782

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended March 31,
	2007	2006
Operating activities
Net (loss) income	$(4,678)	$3,664
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Minority interests share of (loss) income	(258)	128
Depreciation and amortization	6,970	5,275
Amortization of deferred financing costs and debt premiums/discounts	(70)	106
Share-based compensation	229	121
Amortization of gain on interest rate swap termination	(30)	—
Income tax provision	60	—
Changes in operating assets and liabilities:
Restricted cash	1,690	(1,211)
Student contracts receivable, net	(3,320)	706
Other assets	285	(605)
Accounts payable and accrued expenses	4,390	367
Other liabilities	(2,048)	(2,471)
Net cash provided by operating activities	3,220	6,080
Investing activities
Cash paid for property acquisitions	(38,330)	(69,241)
Investments in owned properties	(17,113)	(14,684)
Investments in on-campus participating properties	(65)	(49)
Purchase of corporate furniture, fixtures and equipment	(235)	(139)
Net cash used in investing activities	(55,743)	(84,113)
Financing activities
Proceeds from revolving credit facility, net of paydowns	—	67,000
Proceeds from construction loans	9,646	5,708
Principal payments on debt	(1,569)	(1,098)
Change in construction accounts payable	108	(5)
Debt issuance and assumption costs	(1,153)	(1,204)
Distributions to common and restricted stockholders	(7,791)	(5,841)
Distributions to minority partners	(788)	(143)
Net cash (used) provided by financing activities	(1,547)	64,417
Net change in cash and cash equivalents	(54,070)	(13,616)
Cash and cash equivalents at beginning of period	79,107	24,641
Cash and cash equivalents at end of period	$25,037	$11,025
Supplemental disclosure of non-cash investing and financing activities
Loans assumed in connection with property acquisitions	$(88,307)	$(123,649)
Contribution of land from minority partner in development joint venture	$2,756	$—
Issuance of Common Units in connection with property acquisitions	$—	$(49,096)
Issuance of Preferred Units in connection with property acquisitions	$—	$(3,075)
Change in fair value of derivative instruments, net	$(802)	$118
Supplemental disclosure of cash flow information
Interest paid	$7,772	$6,251

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

As of March 31, 2007, the Company’s property portfolio contained 43 student housing properties with approximately 26,800 beds and approximately 8,900 apartment units, consisting of 39 owned properties that are in close proximities to colleges and universities and four on-campus participating properties operated under ground/facility leases with the related university systems. These communities contain modern housing units, offer resort-style amenities and are supported by a classic resident assistant system and other student-oriented programming.

Through the TRS, the Company also provides construction management and development services for student housing properties owned by colleges and universities, charitable foundations, and others. As of March 31, 2007, the Company provided third party management and leasing services for 15 student housing properties (ten of which the Company served as the third party developer and construction manager) that represented approximately 9,600 beds in approximately 3,300 units. Third party management and leasing services are typically provided pursuant to multi-year management contracts that have initial terms that range from one to five years. As of March 31, 2007, the Company’s total owned and managed portfolio included 58 properties with approximately 36,400 beds in approximately 12,200 units.

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

Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement did not have a material impact on the Company’s consolidated financial statements.

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

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which gives entities the option to measure eligible financial assets, financial liabilities and firm commitments at fair value on an instrument-by-instrument basis (i.e., the fair value option), which are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability or upon entering into a firm commitment. Subsequent changes in fair value must be recorded in earnings. Additionally, SFAS No. 159 allows for a one-time election for existing positions upon adoption, with the transition adjustment recorded to beginning retained earnings. This statement is effective for fiscal years beginning after November 15, 2007. The Company does not expect its adoption to have a material impact on the Company’s consolidated financial statements.

Interim Financial Statements

The accompanying interim financial statements are unaudited, but have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. Because of the seasonal nature of the Company’s operations, the results of operations and cash flows for any interim period are not necessarily indicative of results for other interim periods or for the full year. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December, 31, 2006.

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

The cost of buildings and improvements includes the purchase price of the property, including legal fees and acquisition costs. Project costs directly associated with the development and construction of an owned real estate project, which include interest, property taxes, and amortization of deferred finance costs, are capitalized as construction in progress. Upon completion of the project, costs are transferred into the applicable asset category and depreciation commences. Interest totaling approximately $1.1 million and $0.5 million was capitalized during the three months ended March 31, 2007, and 2006, respectively. Amortization of deferred financing costs totaling approximately $80,000 and $30,000 was capitalized during the three months ended March 31, 2007, and 2006, respectively.

Management assesses whether there has been an impairment in the value of the Company’s investments in real estate whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment is recognized when estimated expected future cash flows (undiscounted and before interest charges) are less than the carrying value of the property. The estimation of expected future net cash flows is inherently uncertain and relies on assumptions regarding current and future economics and market conditions. If such conditions change, then an adjustment to the carrying value of the Company’s long-lived assets could occur in the future period in which the conditions change. To the extent that a property is impaired, the excess of the carrying amount of the property over its estimated fair value is charged to earnings. The Company believes that there were no impairments of the carrying values of its investments in real estate as of March 31, 2007.

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

Intangible Assets

In connection with property acquisitions completed during the three months ended March 31, 2007 and 2006, the Company capitalized approximately $1.2 million and $2.3 million, respectively, related to management’s estimate of the fair value of the in-place leases assumed. These intangible assets are amortized on a straight-line basis over a term of approximately six months, which represents the average remaining term of the underlying leases. The amortization is included in depreciation expense in the accompanying consolidated statements of operations. See Note 3 for a detailed discussion of the property acquisitions completed during the three months ended March 31, 2007.

Debt Premiums and Discounts

Debt premiums and discounts represent fair value adjustments to account for the difference between the stated rates and market rates of debt assumed in connection with the Company’s property acquisitions. The debt premiums and discounts are amortized to interest expense over the term of the related loans using the effective-interest method. As of March 31, 2007 and December 31, 2006, unamortized debt premiums were $6.1 million and $6.4 million, respectively, and unamortized debt discounts were $0.7 million and $0.4 million, respectively. Debt premiums and discounts are included in secured debt on the accompanying consolidated balance sheets.

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

Pre-development expenditures such as architectural fees, permits and deposits associated with the pursuit of third-party and owned development projects are expensed as incurred, until such time that management believes it is probable that the contract will be executed and/or construction will commence. Because the Company frequently incurs these pre-development expenditures before a financing commitment and/or required permits and authorizations have been obtained, the Company bears the risk of loss of these pre-development expenditures if financing cannot ultimately be arranged on acceptable terms or the Company is unable to successfully obtain the required permits and authorizations. As such, management evaluates the status of third-party and owned projects that have not yet commenced construction on a periodic basis and expenses any deferred costs related to projects whose current status indicates the commencement of construction is unlikely and/or the costs may not provide future value to the Company in the form of revenues. Such write-offs are included in third-party development and management services expenses (in the case of third-party development projects) or general and administrative expenses (in the case of owned development projects) on the accompanying consolidated statements of operations. As of March 31, 2007, we have deferred approximately $3.7 million in pre-development costs related to third-party and owned development projects that have not yet commenced construction. Such costs are included in other assets on the accompanying consolidated balance sheets.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock-Based Compensation

The Company accounts for equity based awards in accordance with SFAS No. 123 (R), Share-Based Payment. Accordingly, the Company has recognized compensation expense related to certain restricted stock awards (see Note 9) over the underlying vesting periods, which amounted to approximately $0.2 million and $0.1 million during the three months ended March 31, 2007 and 2006, respectively.

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

Earnings Per Share

Basic earnings per share is computed using net income (loss) and the weighted average number of shares of the Company’s common stock outstanding during the period, including restricted stock units (“RSUs”) issued to outside directors. RSUs are included in both basic and diluted weighted average common shares outstanding because they were fully vested on the date of grant and all conditions required in order for the recipients to earn the RSUs have been satisfied. Diluted earnings per share reflects weighted average common shares issuable from the assumed conversion of restricted stock awards (“RSAs”) granted to employees and common and preferred units of limited partnership interest in the Operating Partnership (“Common Units” and “Series A Preferred Units,” respectively). See Note 7 for a discussion of Common Units and Series A Preferred Units.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of the elements used in calculating basic and diluted earnings per share:

	Three Months Ended March 31,
	2007	2006
Basic earnings per share calculation:
(Loss) income from continuing operations	$(4,678)	$2,942
Discontinued operations	—	722
Net (loss) income	$(4,678)	$3,664

(Loss) income from continuing operations - per share	$(0.20)	$0.17
Income from discontinued operations - per share	$—	$0.04
Net (loss) income - per share	$(0.20)	$0.21

Basic weighted average common shares outstanding	22,942,737	17,209,779

Diluted earnings per share calculation:
(Loss) income from continuing operations	$(4,678)	$2,942
Series A Preferred Unit distributions	46	15
(Loss) income from continuing operations allocated to Common Units	(362)	47
(Loss) income from continuing operations, as adjusted	(4,994)	3,004
Discontinued operations	—	722
Income from discontinued operations allocated to Common Units	—	30
Income from discontinued operations, as adjusted	—	752
Net (loss) income, as adjusted	$(4,994)	$3,756

(Loss) income from continuing operations - per share	$(0.20)	$0.17
Income from discontinued operations - per share	$—	$0.04
Net (loss) income - per share	$(0.20)	$0.21

Basic weighted average common shares outstanding	22,942,737	17,209,779
Common Units	2,183,490	838,607
Series A Preferred Units	114,963	39,599
Restricted stock awards (1)	—	88,204
Diluted weighted average common shares outstanding	25,241,190	18,176,189

(1)
153,360 weighted average restricted stock awards are excluded from diluted weighted average common shares outstanding for the three months ended March 31, 2007 because they would be anti-dilutive due to the Company’s loss position for the period.

3. Property Acquisitions

In January 2007, the Company acquired a 248-unit, 752-bed property (Village on Sixth) located near the campus of Marshall University in Huntington, West Virginia, for a purchase price of $25.6 million, which excludes $1.7 million of anticipated transaction costs, initial integration expenses and capital expenditures necessary to bring this property up to the Company’s operating standards. As part of the transaction, the Company assumed two fixed-rate mortgage loans, which includes one for $16.2 million with an annual interest rate of 5.5% and remaining term to maturity of 7.5 years and a second loan for $1.4 million with an annual interest rate of 6.6% and remaining term to maturity of 9.9 years.

In February 2007, the Company acquired a three property portfolio (the “Edwards Portfolio”) for a purchase price of $102.0 million, which excludes $3.7 million of anticipated transaction costs, initial integration expenses and capital expenditures necessary to bring these properties up to the Company’s operating standards. As part of the transaction, the Company assumed $70.7 million in fixed-rate mortgage debt with a weighted average annual interest rate of 5.7% and an average remaining term to maturity of 8.5 years. The transaction also includes the pre-purchase of an additional phase at one of the existing properties containing 84 beds currently under construction for $4.6 million, subject to the satisfaction of certain conditions. The completion of the additional phase is expected in August 2007.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Edwards Portfolio consists of one property in Lexington, Kentucky located near the campus of the University of Kentucky, one property in Toledo, Ohio located near the campus of the University of Toledo and one property in Ypsilanti, Michigan located near the campus of Eastern Michigan University. These three properties contain 740 units and 1,887 beds.

The acquired properties’ results of operations have been included in the accompanying consolidated statements of operations since their respective acquisition closing dates. The following pro forma information for the three months ended March 31, 2007 and 2006 presents consolidated financial information for the Company as if the property acquisitions discussed above, the Company’s 2006 acquisitions and the Company’s September 2006 equity offering had occurred at the beginning of the earliest period presented. The unaudited pro forma information is provided for informational purposes only and is not indicative of results that would have occurred or which may occur in the future:

	Three Months Ended March 31,
	2007	2006
Total revenues	$37,188	$35,518
Net (loss) income	$(4,054)	$2,891
Net (loss) income per share - basic	$(0.18)	$0.13
Net (loss) income per share - diluted	$(0.17)	$0.13

4. Property Disposition and Discontinued Operations

The Village on University, an owned property, was sold in December 2006 for approximately $51.0 million, resulting in net cash proceeds of approximately $50.0 million. As such, the net income attributable to this property is reflected in the accompanying consolidated statements of operations as discontinued operations in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Below is a summary of the results of operations of the aforementioned property for all periods presented:

	Three Months Ended March 31,
	2007	2006
Total revenues	$—	$1,362
Total operating expenses	—	(640)
Net income	$—	$722

5. Investments in Owned Properties

Owned properties consisted of the following:

	March 31, 2007	December 31, 2006
Land	$91,648	$75,263
Buildings and improvements	686,416	579,906
Furniture, fixtures and equipment	35,077	28,111
Construction in progress	74,839	56,958
	887,980	740,238
Less accumulated depreciation	(51,510)	(46,041)
Owned properties, net	$836,470	$694,197

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

On-campus participating properties are as follows:

			Historical Cost
Lessor/University	Lease Commencement	Required Debt Repayment (1)	March 31, 2007	December 31, 2006
Texas A&M University System / Prairie View A&M University (2)	2/1/96	9/1/23	$38,302	$38,277
Texas A&M University System / Texas A&M International	2/1/96	9/1/23	6,015	6,009
Texas A&M University System / Prairie View A&M University (3)	10/1/99	8/31/25 / 8/31/28	23,889	23,872
University of Houston System / University of Houston (4)	9/27/00	8/31/35	34,645	34,628
			102,851	102,786
Less accumulated amortization			(27,158)	(26,098)
On-campus participating properties, net			$75,693	$76,688

(1)	Represents the effective lease termination date. The Leases terminate upon the earlier to occur of the final repayment of the related debt or the end of the contractual lease term.

(2)	Consists of three phases placed in service between 1996 and 1998.

(3)	Consists of two phases placed in service in 2000 and 2003.

(4)	Consists of two phases placed in service in 2001 and 2005.

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

Equity interests in the Operating Partnership not owned by the Company are held in the form of Common Units and Series A Preferred Units. Such Common Units and Series A Preferred Units are exchangeable into an equal number of shares of the Company’s common stock, or, at the Company’s election, cash. A Common Unit and a share of the Company’s common stock have essentially the same economic characteristics, as they effectively participate equally in the net income and distributions of the Operating Partnership. Series A Preferred Units have a cumulative preferential per annum cash distribution rate of 5.99%, payable quarterly concurrently with the payment of dividends on the Company’s common stock.

Income or loss allocated to minority interests on the Company’s consolidated statements of operations includes the Series A Preferred Unit distributions as well as the pro rata share of the Operating Partnership’s net income or loss allocated to Common Units. The Common Unitholders’ minority interest in the Operating Partnership is reported at an amount equal to their ownership percentage of the net equity of the Operating Partnership at the end of each reporting period. Common Units and Series A Preferred Units issued in connection with the 2006 acquisition of the Royal Portfolio became exchangeable into an equal number of shares of the Company’s common stock on March 1, 2007. As a result, 219,913 Common Units were converted into shares of the Company’s common stock during the three months ended March 31, 2007. As of March 31, 2007 and December 31, 2006, approximately 8% and 9%, respectively, of the equity interests of the Operating Partnership was held by persons affiliated with Royal Properties and certain current and former members of management in the form of Common Units and Series A Preferred Units.

Minority interests also include the equity interests of unaffiliated joint venture partners in four joint ventures. Two of the joint ventures own and operate the Company’s Callaway House and University Village at Sweet Home owned-off campus properties, which are located near the campuses of Texas A&M University and the State University of New York - Buffalo, respectively. The other two joint ventures own properties that are currently under development. One joint venture was formed to develop, own, and operate the Company’s University Centre owned off-campus property, which is scheduled to open for occupancy in Fall 2007 and is located near the campuses of Rutgers University, New Jersey Institute of Technology and Essex County Community College. The other joint venture was formed to develop, own, and operate the Company’s Chestnut Ridge owned off-campus property, which is scheduled to open for occupancy in Fall 2008 and is located near the campus of the State University of New York — Buffalo.

8. Debt

A summary of the Company’s outstanding consolidated indebtedness, including unamortized debt premiums and discounts, is as follows:

	March 31, 2007	December 31, 2006
Debt secured by owned off-campus properties:
Mortgage loans payable	$401,847	$315,044
Construction loan payable	31,032	21,386
	432,879	336,430
Debt secured by on-campus participating properties:
Mortgage loans payable	33,156	16,513
Construction loan payable	—	16,710
Bonds payable	56,675	56,675
	89,831	89,898
Unamortized debt premiums/discounts	5,423	5,966
Total debt	$528,133	$432,294

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Loans Assumed or Entered Into in Conjunction with Property Acquisitions

In connection with the January 2007 acquisition of The Village on Sixth (see Note 3), an owned off-campus property, the Company assumed approximately $17.6 million of fixed-rate mortgage debt, which is comprised of one $16.2 million mortgage loan with an annual interest rate of 5.5% and May 2014 maturity date, and a second mortgage loan for $1.4 million with an annual interest rate of 6.6% and October 2016 maturity date. Upon assumption of this debt, the Company recorded a debt discount of approximately $0.3 million on the $16.2 million mortgage loan and a debt premium of approximately $0.1 million on the $1.4 million mortgage loan, in each case to reflect the estimated fair value of the debt assumed. These mortgage loans are secured by liens on the related properties.

In connection with the February 2007 acquisition of the Edwards Portfolio (see Note 3), the Company assumed approximately $70.7 million in fixed-rate mortgage debt. At the time of assumption, the debt had a weighted average interest rate of 5.7% and an average remaining term to maturity of 8.3 years. Upon assumption of these three loans, the Company recorded debt premiums of approximately $0.1 million, to reflect the estimated fair value of the debt assumed. These three mortgage loans are secured by liens on the related properties.

Cullen Oaks Loans

In addition, in February 2007, the Company extended the maturity date of the Cullen Oaks Phase I and Phase II loans to February 2014. The extended loans bear interest at a rate of LIBOR plus 1.35% and require payments of interest only through May 2008 and monthly payments of principal and interest from May 2008 through the maturity date. In connection with these loan extensions, the Company terminated an existing interest rate swap agreement and entered into a new interest rate swap agreement (see Note 10).

Revolving Credit Facility

The Operating Partnership has a $115 million revolving credit facility, which may be expanded by up to an additional $110 million upon the satisfaction of certain conditions. The maturity date of the facility is August 17, 2009 and the Company guarantees the Operating Partnership’s obligations under the facility.

Availability under the revolving credit facility is limited to an “aggregate borrowing base amount” equal to the lesser of (i) 65% of the value of certain properties, calculated as set forth in the credit facility, and (ii) the adjusted net operating income from these properties divided by a formula amount. The facility bears interest at a variable rate, at the Company’s option, based upon a base rate or one-, two-, three-, or six-month LIBOR plus, in each case, a spread based upon the Company’s total leverage. Additionally, the Company is required to pay an unused commitment fee ranging from 0.15% to 0.20% per annum, depending on the aggregate unused balance. As of March 31, 2007, the total availability under the facility (subject to the satisfaction of certain financial covenants) was approximately $107.5 million.

The terms of the facility include certain restrictions and covenants, which limit, among other items, the incurrence of additional indebtedness, liens, and the disposition of assets. The facility contains customary affirmative and negative covenants and also contains financial covenants that, among other things, require the Company to maintain certain minimum ratios of “EBITDA” (earnings before interest, taxes, depreciation and amortization) to fixed charges. The Company may not pay distributions that exceed 100% of funds from operations for any four consecutive quarters. The financial covenants also include consolidated net worth and leverage ratio tests. As of March 31, 2007, the Company was in compliance with all such covenants.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Incentive Award Plan

The Company has adopted the 2004 Incentive Award Plan (the “Plan”). The Plan provides for the grant to selected employees and directors of the Company and the Company’s affiliates of stock options, RSUs, RSAs, and other stock-based incentive awards. The Company has reserved a total of 1,210,000 shares of the Company’s common stock for issuance pursuant to the Plan, subject to certain adjustments for changes in the Company’s capital structure, as defined in the Plan. As of March 31, 2007, the Company has issued 701,228 awards under the Plan. A summary of the Company’s stock-based incentive awards under the Plan as of March 31, 2007 and changes during the three months ended March 31, 2007, is presented below:
	Common Units	Restricted Stock Units (RSUs)	Restricted Stock Awards (RSAs)	Outperformance Bonus Plan (1)	Total
Outstanding at December 31, 2006	110,000	20,555	100,047	367,682	598,284
Granted (2)	—	—	91,607	—	91,607
Vested	—	—	(18,073)	—	(18,073)
Forfeited	—	—	(9,236)	—	(9,236)
Outstanding at March 31, 2007	110,000	20,555	164,345	367,682	662,582
Vested at March 31, 2007	110,000	20,555	27,646	—	158,201

(1)
The achievement of certain performance measures was considered probable as of March 31, 2007 and the Company recorded a compensation charge of approximately $9.6 million during the three months ended March 31, 2007.

(2)
On January 29, 2007, the Company granted 91,607 RSAs to its executive officers and certain employees that vest in equal annual installments over five years. Unvested awards are forfeited upon the termination of an individual’s employment with the Company. Recipients of RSAs receive dividends, as declared by the Company’s Board of Directors, on unvested shares provided that the respective recipient continues to be an employee of the Company.

Outperformance Bonus Plan

The outperformance bonus plan was adopted at the consummation of the Company’s IPO in August 2004 and contains performance hurdles that must be achieved by the third anniversary of the IPO in order for the awards granted under the Plan to vest. As of March 31, 2007, management has determined the achievement of these performance measures is probable and, therefore, the Company has recognized a prorated compensation charge of $9.6 million for the three-year service period, which began on the Company’s IPO date and ends in August 2007. Additional compensation charges may be recorded in future quarters, to the extent management continues to believe the achievement of these performance measures is probable.

10. Interest Rate Hedges

In February 2007, the Company extended the maturity date of the Cullen Oaks Phase I and Phase II loans to February 2014. The extended loans bear interest at a rate of LIBOR plus 1.35% and require payments of interest only through May 2008 and monthly payments of principal and interest from May 2008 through the maturity date. In connection with these loan extensions, the Company terminated the existing interest rate swap agreement and received a termination payment from the lender of approximately $0.4 million. In accordance with SFAS No. 133, the $0.4 million gain will be amortized from accumulated other comprehensive income to earnings over the remaining term of the terminated interest rate swap agreement (through November 2008).

In addition, the Company entered into an interest rate swap agreement effective February 15, 2007 through February 15, 2014, that is designated to hedge its exposure to fluctuations in interest payments attributed to changes in interest rates associated with payments on the Cullen Oaks Phase I and Phase II loans. Under the terms of the interest rate swap agreement, the Company pays a fixed rate of 6.69% and receives a floating rate of LIBOR plus 1.35%. The interest rate swap had an estimated negative fair value of approximately $0.8 million at March 31, 2007 and is reflected in other liabilities in the accompanying consolidated balance sheets. Ineffectiveness resulting from the Company’s hedges is not material.

11. Commitments and Contingencies

Commitments

Development-related guarantees: The Company commonly provides alternate housing and project cost guarantees, subject to force majeure. These guarantees are typically limited, on an aggregate basis, to the amount of the projects’ related development fees or a contractually agreed-upon maximum exposure amount. Alternate housing guarantees typically expire five days after construction is complete and generally require the Company to provide substitute living quarters and transportation for students to and from the university if the project is not complete by an agreed-upon completion date. Under project cost guarantees, the Company is responsible for the construction cost of a project in excess of an approved budget. The budget consists primarily of costs included in the general contractors’ guaranteed maximum price contract (“GMP”). In most cases, the GMP obligates the general contractor, subject to force majeure and approved change orders, to provide completion date guarantees and to cover cost overruns and liquidated damages. In addition, the GMP is typically secured with payment and performance bonds. Project cost guarantees expire upon completion of certain developer obligations, which are normally satisfied within one year after completion of the project.

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

The Company’s estimated maximum exposure amount under the above guarantees is approximately $10.4 million

At March 31, 2007, management does not anticipate any material deviations from schedule or budget related to third-party development projects currently in progress.  The Company has estimated the fair value of guarantees entered into or modified after December 31, 2002, the effective date of FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, to be immaterial.

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

	Three Months Ended March 31,
	2007	2006
Owned Off-Campus Properties
Rental revenues	$27,486	$18,445
Interest and other income	71	16
Total revenues from external customers	27,557	18,461
Operating expenses before depreciation and amortization	11,766	7,631
Interest expense	5,464	3,775
Operating income before depreciation, amortization, minority interests and allocation of corporate overhead	$10,327	$7,055
Depreciation and amortization	$5,837	$3,866
Capital expenditures	$17,113	$14,684
Total segment assets at March 31,	$865,119	$666,748
On-Campus Participating Properties
Rental revenues	$6,337	$5,982
Interest and other income	78	63
Total revenues from external customers	6,415	6,045
Operating expenses before depreciation, amortization, ground/facility lease, and allocation of corporate overhead	1,866	1,801
Ground/facility lease	295	192
Interest expense	1,573	1,587
Operating income before depreciation, amortization, minority interests and allocation of corporate overhead	$2,681	$2,465
Depreciation and amortization	$1,060	$1,032
Capital expenditures	$65	$49
Total segment assets at March 31,	$89,679	$92,528
Development Services
Development and construction management fees from external customers	$405	$1,638
Intersegment revenues	—	—
Total revenues	405	1,638
Operating expenses	1,213	1,310
Operating (loss) income before depreciation, amortization, minority interests and allocation of corporate overhead	$(808)	$328
Total segment assets at March 31,	$1,344	$4,431
Property Management Services
Property management fees from external customers	$722	$662
Intersegment revenues	1,058	833
Total revenues	1,780	1,495
Operating expenses	694	640
Operating income before depreciation, amortization, minority interests and allocation of corporate overhead	$1,086	$855
Total segment assets at March 31,	$1,770	$1,253
Reconciliations
Total segment revenues	$36,157	$27,639
Unallocated interest income earned on corporate cash	558	106
Elimination of intersegment revenues	(1,058)	(833)
Total consolidated revenues, including interest income	$35,657	$26,912
Segment operating income before depreciation, amortization, minority interests and allocation of corporate overhead	$13,286	$10,703
Depreciation and amortization	(7,268)	(5,373)
Net unallocated expenses relating to corporate overhead	(10,894)	(2,260)
Income tax provision	(60)	—
Minority interests	258	(128)
Income from continuing operations	$(4,678)	$2,942
Total segment assets	$957,912	$764,960
Unallocated corporate assets and assets held for sale	18,253	36,956
Total assets	$976,165	$801,916

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

As of March 31, 2007, our property portfolio contained 43 student housing properties with approximately 26,800 beds and approximately 8,900 apartment units, consisting of 39 owned properties that are in close proximities to colleges and universities and four on-campus participating properties operated under ground/facility leases with the related university systems. These communities contain modern housing units, offer resort-style amenities and are supported by a resident assistant system and other student-oriented programming.

Through the TRS, we also provide construction management and development services for student housing properties owned by colleges and universities, charitable foundations, and others. As of March 31, 2007, we provided third party management and leasing services for 15 student housing properties (ten of which we served as the third party developer and construction manager) that represented approximately 9,600 beds in approximately 3,300 units. Third party management and leasing services are typically provided pursuant to multi-year management contracts that have initial terms that range from one to five years. As of March 31, 2007, our total owned and managed portfolio included 58 properties with approximately 36,400 beds in approximately 12,200 units.

Third-Party Development Services

Our third-party development and construction management services as of March 31, 2007 consisted of four projects under contract and currently in progress with fees ranging from $0.4 million to $3.1 million. As of March 31, 2007, fees of approximately $2.5 million remained to be earned by us with respect to these projects, which have scheduled completion dates of August 2007 through July 2008.

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

Acquisitions

In January 2007, we acquired a 248-unit, 752-bed property (Village on Sixth) located near the campus of Marshall University in Huntington, West Virginia, for a purchase price of $25.6 million, which excludes $1.7 million of anticipated transaction costs, initial integration expenses and capital expenditures necessary to bring this property up to our operating standards. As part of the transaction, we assumed two fixed-rate mortgage loans, which includes one for $16.2 million with an annual interest rate of 5.5% and remaining term to maturity of 7.5 years and a second loan for $1.4 million with an annual interest rate of 6.6% and remaining term to maturity of 9.9 years.

In February 2007, we acquired a three property portfolio (the “Edwards Portfolio”) for a purchase price of $102.0 million, which excludes $3.7 million of anticipated transaction costs, initial integration expenses and capital expenditures necessary to bring these properties up to our operating standards. As part of the transaction, we assumed $70.7 million in fixed-rate mortgage debt with a weighted average annual interest rate of 5.7% and an average remaining term to maturity of 8.5 years. The transaction also includes the pre-purchase of an additional phase at one of the existing properties containing 84 beds currently under construction for $4.6 million, subject to the satisfaction of certain conditions. The completion of the additional phase is expected in August 2007.

The Edwards Portfolio consists of one property in Lexington, Kentucky located near the campus of the University of Kentucky, one property in Toledo, Ohio located near the campus of the University of Toledo and one property in Ypsilanti, Michigan located near the campus of Eastern Michigan University. These three properties contain 740 units and 1,887 beds.

Owned Development Activities

Overview: As of March 31, 2007, we were in the process of constructing two owned off-campus properties and one owned on-campus property. We estimate that the total development costs relating to these activities will be approximately $246.7 million. As of March 31, 2007, we have incurred development costs of approximately $74.1 million in connection with these properties, with the remaining development costs estimated at approximately $172.6 million. The activities are described below:

University Centre (formerly Village at Newark): As of March 31, 2007, our University Centre owned off-campus property was under construction with total development costs estimated to be approximately $74.4 million. The project is scheduled to complete construction and open for occupancy in Fall 2007, in connection with the commencement of the 2007/2008 academic year. As of March 31, 2007, the project was approximately 89% complete, and we estimate that remaining development costs will be approximately $13.5 million. As of March 31, 2007, we have funded $29.9 million of the project’s development costs internally, with the remaining development costs to be funded through a construction loan.

Arizona State University - South Campus Residential Community: As of March 31, 2007, our Arizona State University - South Campus Residential Community (“ASU-SCRC”) owned on-campus property was under construction with total development costs estimated to be approximately $137.5 million. The project is scheduled to complete construction and open for occupancy in August 2008, in connection with the commencement of the 2008/2009 academic year. As of March 31, 2007, the project was approximately 5% complete, and we estimate that remaining development costs will be approximately $126.3 million. We expect that we will fund approximately $37.5 million of the project budget internally and the remaining $100.0 million will be funded with a construction loan.

Chestnut Ridge: As of March 31, 2007, our Chestnut Ridge owned off-campus property was under construction with total development costs estimated to be approximately $34.8 million. The project is scheduled to complete construction and open for occupancy in August 2008, in connection with the commencement of the 2008/2009 academic year. As of March 31, 2007, the project was approximately 2% complete, and we estimate that remaining development costs will be approximately $32.8 million. We expect that we will fund approximately $3.2 million of the project budget internally and the remaining $31.6 million will be funded with a construction loan.

Property Operations

As of March 31, 2007, our property portfolio consisted of the following:

PROPERTY	YEAR ACQUIRED / DEVELOPED (1)	LOCATION	PRIMARY UNIVERSITY SERVED	UNITS	BEDS
Owned properties:
1. Villas on Apache	1999	Tempe, AZ	Arizona State University Main Campus	111	288
2. The Village at Blacksburg	2000	Blacksburg, VA	Virginia Polytechnic Institute and State University	288	1,056
3. River Club Apartments	1999	Athens, GA	The University of Georgia-Athens	266	792
4. River Walk Townhomes	1999	Athens, GA	The University of Georgia-Athens	100	336
5. The Callaway House	2001	College Station, TX	Texas A&M University	173	538
6. The Village at Alafaya Club	2000	Orlando, FL	The University of Central Florida	228	839
7. The Village at Science Drive	2001	Orlando, FL	The University of Central Florida	192	732
8. University Village at Boulder Creek	2002	Boulder, CO	The University of Colorado at Boulder	82	309
9. University Village at Fresno	2004	Fresno, CA	California State University, Fresno	105	406
10. University Village at TU	2004	Philadelphia, PA	Temple University	220	749
11. University Club Tallahassee	2005	Tallahassee, FL	Florida State University	152	608
12. The Grove at University Club	2005	Tallahassee, FL	Florida State University	64	128
13. College Club Tallahassee	2005	Tallahassee, FL	Florida A&M University	96	384
14. The Greens at College Club	2005	Tallahassee, FL	Florida A&M University	40	160
15. University Club Gainesville	2005	Gainesville, FL	University of Florida	94	376
16. City Parc at Fry Street	2005	Denton, TX	University of North Texas	136	418
17. The Estates	2005	Gainesville, FL	University of Florida	396	1,044
18. University Village at Sweet Home	2005	Amherst, NY	State University of New York - Buffalo	269	828
19. Entrada Real	2006	Tucson, AZ	University of Arizona	98	363
20. Royal Oaks	2006	Tallahassee, FL	Florida State University	82	224
21. Royal Pavilion	2006	Tallahassee, FL	Florida State University	60	204
22. Royal Village Tallahassee	2006	Tallahassee, FL	Florida State University	75	288
23. Royal Village Gainesville	2006	Gainesville, FL	University of Florida	118	448
24. Northgate Lakes	2006	Orlando, FL	The University of Central Florida	194	710
25. Royal Lexington	2006	Lexington, KY	University of Kentucky	94	364
26. The Woods at Greenland	2006	Murfreesboro, TN	Middle Tennessee State University	78	276
27. Raiders Crossing	2006	Murfreesboro, TN	Middle Tennessee State University	96	276
28. Raiders Pass	2006	Lubbock, TX	Texas Tech University	264	828
29. Aggie Station	2006	College Station, TX	Texas A&M University	156	450
30. The Outpost San Marcos	2006	San Marcos, TX	Texas State University - San Marcos	162	486
31. The Outpost San Antonio	2006	San Antonio, TX	University of Texas - San Antonio	276	828
32. Callaway Villas (2)	2006	College Station, TX	Texas A&M University	236	704
33. Village on Sixth	2007	Huntington, WV	Marshall University	248	752
34. Newtown Crossing (3)	2007	Lexington, KY	University of Kentucky	332	858
35. Olde Towne University Square	2007	Toledo, OH	University of Toledo	224	550
36. Peninsular Place	2007	Ypsilanti, MI	Eastern Michigan University	184	479
37. University Centre (4)	2007	Newark, NJ	Rutgers University, NJIT, Essex CCC	234	838
38. ASU-SCRC Component I (5)	2008	Tempe, AZ	Arizona State University	613	1,866
39. Chestnut Ridge (5)	2008	Amherst, NY	State University of New York - Buffalo	196	552
Total owned properties				7,032	22,335

PROPERTY	YEAR ACQUIRED / DEVELOPED (1)	LOCATION	PRIMARY UNIVERSITY SERVED	UNITS	BEDS
On-campus participating properties:
40. University Village—PVAMU	1996 / 97 / 98	Prairie View, TX	Prairie View A&M University	612	1,920
41. University College—PVAMU	2000 / 2003	Prairie View, TX	Prairie View A&M University	756	1,470
42. University Village—TAMIU	1997	Laredo, TX	Texas A&M International University	84	250
43. Cullen Oaks - Phase I and II	2001 / 2006	Houston, TX	The University of Houston	411	879
Total on-campus participating properties				1,863	4,519

Total — all properties				8,895	26,854

(1)	As of March 31, 2007, the average age of our operating properties was approximately 6.3 years.

(2)	Construction was completed and property commenced operations in August 2006.

(3)
Excludes the pre-purchase of an additional phase containing 84 beds currently under construction for $4.6 million, subject to the satisfaction of certain conditions. The completion of the additional phase is expected in August 2007.

(4)	Currently under development with a scheduled completion date of Fall 2007.

(5)	Currently under development with a scheduled completion date of August 2008.

Results of Operations

Comparison of the Three Months Ended March 31, 2007 and March 31, 2006

The following table presents our results of operations for the three months ended March 31, 2007 and 2006, including the amount and percentage change in these results between the two periods:

	Three Months Ended March 31,
	2007	2006		Change ($)	Change (%)
Revenues:
Owned off-campus properties	$27,145	$18,125		$9,020	49.8%
On-campus participating properties	6,337	5,982		355	5.9%
Third party development services	405	1,638		(1,233)	(75.3%)
Third party management services	722	662		60	9.1%
Resident services	341	320		21	6.6%
Total revenues	34,950	26,727		8,223	30.8%

Operating Expenses:
Owned off-campus properties	11,862	7,766		4,096	52.7%
On-campus participating properties	2,026	1,950		76	3.9%
Third party development and management services	1,294	1,638		(344)	(21.0%)
General and administrative	11,328	1,587		9,741	613.8%
Depreciation and amortization	6,970	5,018		1,952	38.9%
Ground/facility leases	295	192		103	53.6%
Total operating expenses	33,775	18,151		15,624	86.1%

Operating income	1,175	8,576		(7,401)	(86.3%)

Nonoperating income and (expenses):
Interest income	707	185		522	282.2%
Interest expense	(6,460)	(5,336)		(1,124)	21.1%
Amortization of deferred financing costs	(298)	(355)		57	(16.1%)
Total nonoperating expenses	(6,051)	(5,506)		(545)	9.9%

(Loss) income before income tax provision, minority interests, and discontinued operations	(4,876)	3,070		(7,946)	(258.8%)
Income tax provision	(60)	—		(60)	(100.0%)
Minority interests	258	(128)		386	(301.6%)
(Loss) income from continuing operations	(4,678)	2,942		(7,620)	(259.0%)
Discontinued operations:
Income attributable to discontinued operations	—	722		(722)	(100.0%)
Net (loss) income	$(4,678)	$3,664	$	(8,342)	(227.7%)

Owned Properties Operations

Revenues from our owned properties for the three months ended March 31, 2007 compared with the same period in 2006 increased by $9.0 million primarily due to the acquisition of four properties during the three months ended March 31, 2007, the acquisition of a thirteen-property portfolio (the “Royal Portfolio”) in March 2006, and the completion of construction and opening of an owned development project in August 2006. Operating expenses increased approximately $4.1 million for the three months ended March 31, 2007 compared with the same period in 2006, primarily due to the same factors which affected the increase in revenues.

New Property Operations. In January 2007, we acquired a 752-bed property (Village on Sixth) located near the campus of Marshall University in Huntington, West Virginia. In addition, In February 2007, we acquired a three-property portfolio consisting of 1,887 beds and serving students attending The University of Kentucky, the University of Toledo, and Eastern Michigan University (the “Edwards Portfolio”). In March 2006, we also acquired the thirteen-property Royal Portfolio, consisting of 5,745 beds. Finally, in August 2006, we completed construction of and opened Callaway Villas, a 704-bed property serving students attending Texas A&M University. These new properties contributed $8.4 million of additional revenues and $3.8 million of additional operating expenses during the three months ended March 31, 2007 as compared to the three months ended March 31, 2006.

Same Store Property Operations (Excluding New Property Activity). We had 18 properties containing 9,991 beds which were operating during both the three months ended March 31, 2007 and 2006. These properties produced revenues of $16.8 million and $16.1 million during the three months ended March 31, 2007 and 2006, respectively, an increase of $0.7 million. This increase was primarily due to an increase in average rental rates and other income during the three months ended March 31, 2007 as compared to the same period in 2006, which were offset by a slight decrease in average occupancy rates from 99.0% during the three months ended March 31, 2006 to 98.6% during the three months ended March 31, 2007. Revenues in 2007 will be dependent on our ability to maintain our current leases in effect for the 2006/2007 academic year and our ability to obtain appropriate rental rates and desired occupancy for the 2007/2008 academic year at our various properties during our leasing period, which typically begins in January and ends in August.

At these existing properties, operating expenses increased by $0.3 million from $6.7 million during the three months ended March 31, 2006 to $7.0 million during the three months ended March 31, 2007. This increase was primarily the result of an increase in property taxes and insurance. We anticipate that operating expenses for the full year 2007 will increase slightly as compared with 2006 as a result of expected increases in insurance costs, utility costs, property taxes and general inflation.

On-Campus Participating Properties (“OCPP”) Operations

Same Store OCPP Operations. We had four participating properties containing 4,519 beds which were operating during both the three month periods ended March 31, 2007 and 2006. Revenues from our same store on-campus participating properties increased to $6.3 million during the three months ended March 31, 2007 from $6.0 million for the three months ended March 31, 2006, an increase of $0.3 million. This increase was primarily due to an increase in average occupancy from 89.5% during the three months ended March 31, 2006 to 93.3% for the three months ended March 31, 2007, as well as an increase in average rental rates during the three months ended March 31, 2007 as compared to the same period in 2006.

At these properties, operating expenses remained relatively constant at $2.0 million during both the three month periods ended March 31, 2007 and 2006. We anticipate that operating expenses for the full year 2007 will increase slightly as compared with 2006 as a result of expected increases in insurance costs, utility costs and general inflation.

Third Party Development Services Revenue

Third party development services revenue decreased by $1.2 million from $1.6 million during the three months ended March 31, 2006 to $0.4 million for the three months ended March 31, 2007. This decrease was primarily due to fewer projects in progress as well as a lower average contractual fee per project during the three months ended March 31, 2007 as compared to the same period in 2006. In addition, a lower percentage of the total contractual fees was recognized during the three months ended March 31, 2007 as compared to the same period in 2006. We had four projects in progress during the three months ended March 31, 2007 with an average contractual fee of approximately $1.6 million, as compared to the three months ended March 31, 2006 in which we had seven projects in progress with an average contractual fee of $1.8 million. Also, due to differences in the percentage of construction completed during the periods, approximately 5.8% of the total contractual fees was recognized during the three months ended March 31, 2007, compared to approximately 12.7% for the three months ended March 31, 2006.

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

Third Party Management Services Revenues

Third party management services revenues increased by $60,000 for the three months ended March 31, 2007 as compared to the same period in 2006. This increase was primarily the result of the commencement of four management contracts in August 2006, which was slightly offset by the discontinuation of the Texas State University System management contracts in July 2006. We anticipate that third-party management services revenues in 2007 will increase slightly as compared with 2006, as a result of the four management contracts obtained in August 2006 and anticipated new contracts in 2007.

Third Party Development and Management Services Expenses

Third party development and management services expenses decreased by $0.3 million, from $1.6 million during the three months ended March 31, 2006, to $1.3 million for the three months ended March 31, 2007. This decrease was primarily due to a decrease in payroll and related costs of $0.1 million as a result of fewer projects in progress. In addition, expenses incurred for the West Virginia University projects decreased by approximately $0.1 million as a result of the progress of those projects during the respective periods. Third-party development and management services expenses for the full year 2007 will be dependent on the level of awards we pursue, and as previously mentioned, any pre-development costs charged against income for projects which did not close.

General and Administrative

General and administrative expenses increased approximately $9.7 million, from $1.6 million during the three months ended March 31, 2006, to $11.3 million for the three months ended March 31, 2007. This increase was primarily due to a compensation charge recorded during the three months ended March 31, 2007 related to the Company’s 2004 Outperformance Bonus Plan, which is more fully discussed in Note 9 to the accompanying Notes to Consolidated Financial Statements contained in Item 1 herein. We anticipate general and administrative expenses to increase substantially in 2007 (assuming that our current stock price does not significantly decrease) as a result of additional compensation expense recorded to reflect the value of the 2004 Outperformance Bonus Plan, should management continue to deem the achievement of certain performance measures under the plan as probable. In addition, we anticipate increases in payroll and other related costs for the full year 2007 due to increases in corporate staffing levels experienced as a result of the recent growth of our owned portfolio.

Depreciation and Amortization

Depreciation and amortization increased by $2.0 million, from $5.0 million during the three months ended March 31, 2006 to $7.0 million for the three months ended March 31, 2007. This increase was due to the acquisition of four properties during the three months ended March 31, 2007, the acquisition of a thirteen-property portfolio in March 2006, and the completion of construction and opening of an owned development project in August 2006. We expect depreciation and amortization in 2007 to increase significantly from 2006 primarily due to a full year’s depreciation on properties acquired and placed in service during 2006 and the recently completed 2007 acquisitions. .

Interest Income

Interest income increased by $0.5 million, from $0.2 million during the three months ended March 31, 2006 to $0.7 million for the three months ended March 31, 2007. This increase was primarily due to interest earned during the three months ended March 31, 2007 on the remaining proceeds from our September 2006 equity offering and net proceeds from the disposition of an owned property in December 2006.

Interest Expense

Interest expense increased $1.1 million, from $5.3 million during the three months ended March 31, 2006, to $6.4 million for the three months ended March 31, 2007. This increase was primarily due to additional interest incurred during the three months ended March 31 2007 associated with debt assumed or incurred in connection with the previously mentioned 2007 and 2006 property acquisitions, net of the amortization of debt premiums and discounts recorded to reflect the market value of debt assumed. These increases were offset by a decrease of $0.4 million due to a zero balance on our revolving credit facility during the three months ended March 31, 2007. In addition, capitalized interest increased by $0.2 million as a result of more owned properties being under development during the three months ended March 31, 2007 as compared to the same period in 2006. We anticipate that interest expense in 2007 will increase from 2006 levels due to interest expense assumed or incurred in connection with property acquisitions and increases in potential borrowing rates that may impact our floating rate on our credit facility.

Minority Interests

The variance in minority interests is primarily due to the Company being in a net income position for the three months ended March 31, 2006 as compared to a net loss position for the three months ended March 31, 2007. Minority interests represent external partners in our Operating Partnership as well as certain third-party partners in joint ventures consolidated by us for financial reporting purposes. Accordingly, these external partners are allocated their share of income/loss during the respective reporting periods. See Note 7 in the accompanying Notes to Consolidated Financial Statements contained in Item 1 herein for a detailed discussion of minority interests.

Discontinued Operations

Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, requires, among other items, that the operating results of real estate properties sold or classified as held for sale be included in discontinued operations in the statements of operations for all periods presented.  The Village on University, an owned property, was sold in December 2006. As such, the net income attributable to this property is included in discontinued operations for the three months ended March 31, 2006. Refer to Note 4 in the accompanying Notes to Consolidated Financial Statements contained in Item 1 herein for a more detailed description of discontinued operations.

Cash Flows

Comparison of Three Months Ended March 31, 2007 and March 31, 2006

Operating Activities

For the three months ended March 31, 2007, net cash provided by operating activities before changes in working capital accounts provided approximately $2.2 million, as compared to $9.3 million for the three months ended March 31, 2006, a decrease of $7.1 million.  Changes in working capital accounts provided $1.0 million for the three months ended March 31, 2007 while working capital accounts utilized $3.2 million for the three months ended March 31, 2006.  These changes were primarily due to an increase in depreciation and amortization and operating cash flow generated from the properties acquired during both periods and the opening of one owned off-campus property in August 2006.

Investing Activities

Investing activities utilized $55.7 million and $84.1 million for the three months ended March 31, 2007 and 2006, respectively. The decrease in cash utilized in investing activities during the three months ended March 31, 2007 related primarily to a $30.9 million decrease in the use of cash to acquire properties. We acquired the 13-property Royal Portfolio during the first quarter of 2006 as compared to four properties acquired during the first quarter of 2007. This decrease was offset by a $2.3 million increase in cash used to fund the construction of our owned development properties. During the three months ended March 31, 2007, three owned properties were under development while two properties were under development during the three months ended March 31, 2006, one of which was completed in Fall 2006. For the three months ended March 31, 2007 and 2006, our cash utilized in investing activities was comprised of the following:

	Three Months Ended March 31,
	2007	2006
Property acquisitions	$(38,330)	$(69,241)
Capital expenditures for on-campus participating properties	(65)	(49)
Capital expenditures for owned properties	(637)	(545)
Investment in owned properties under development	(16,476)	(14,139)
Purchase of corporate furniture, fixtures, and equipment	(235)	(139)
Total	$(55,743)	$(84,113)

Financing Activities

Cash used for financing activities totaled $1.5 million for the three months ended March 31, 2007 as compared to $64.4 million provided by financing activities for the three months ended March 31, 2006. The decrease in cash provided by financing activities was primarily the result of a $67.0 million decrease in proceeds received from our revolving credit facility, which was used to fund the acquisition of the Royal Portfolio during the first quarter of 2006. In addition, there was a $2.6 million increase in distributions to common and restricted stockholders and minority partners as a result of the September 2006 equity offering and the issuance of common and preferred units in the Operating Partnership as partial consideration for the purchase of the Royal Portfolio. These decreases were offset by a $3.9 million increase in proceeds from construction loans used to fund our owned development properties.

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

The following table reflects the amounts included in our consolidated financial statements for the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31,
	2007	2006
Revenues	$6,337	$5,982
Direct operating expenses (1)	(1,866)	(1,801)
Amortization	(1,061)	(1,032)
Amortization of deferred financing costs	(43)	(78)
Ground/facility leases (2)	(295)	(192)
Net operating income	3,072	2,879
Interest income	78	63
Interest expense (3)	(1,573)	(1,587)
Net income	$1,577	$1,355

(1)
Excludes property management fees of $0.3 million for both the three month periods ended March 31, 2007 and 2006. This expense and the corresponding fee revenue we recognized have been eliminated in consolidation. Also excludes allocation of expenses related to corporate management and oversight.

(2)
Represents the universities’ 50% share of the properties’ net cash available for distribution after payment of operating expenses, debt service (including payment of principal) and capital expenditures.

(3)	Debt service expenditures for these properties totaled $2.2 million and $2.1 million for the three months ended March 31, 2007 and 2006, respectively.

Liquidity and Capital Resources

Cash Balances and Liquidity

As of March 31, 2007, excluding our on-campus participating properties, we had $29.1 million in cash and cash equivalents and restricted cash as compared to $83.5 million in cash and cash equivalents and restricted cash as of December 31, 2006. This decrease was primarily due to the use of the remaining proceeds from our December 2006 disposition of an owned off-campus property, The Village on University, to fund our recent property acquisitions and the construction of our owned development projects. Restricted cash primarily consists of escrow accounts held by lenders and resident security deposits, as required by law in certain states. Additionally, restricted cash as of March 31, 2007 also included $0.1 million of funds held in escrow in connection with potential development opportunities.

As of March 31, 2007, our short-term liquidity needs included, but were not limited to, the following: (i) anticipated distribution payments to our common and restricted stockholders totaling approximately $31.5 million based on an anticipated annual distribution of $1.35 per share based on the number of our shares outstanding as of March 31, 2007, including those distributions required to maintain our REIT status and satisfy our current distribution policy, (ii) anticipated distribution payments to our Operating Partnership unitholders totaling approximately $2.9 million based on an anticipated annual distribution of $1.35 per Common Unit and a cumulative preferential per annum cash distribution rate of 5.99% on our Series A Preferred Units based on the number of units outstanding as of March 31, 2007, (iii) remaining development costs on our ASU-SCRC owned development project funded outside of the construction loan, estimated to be approximately $28.6 million, (iv) remaining development costs on our Chestnut Ridge owned development project funded outside of the construction loan, estimated to be approximately $1.8 million, (v) funds for other potential future acquisitions and development projects, including remaining pre-development expenditures for component II and III of the Arizona State University project which are estimated to range from $6.8 to $7.0 million, and (vi) potential payments to certain members of management and key employees under the 2004 Outperformance Bonus Plan, should the Compensation Committee of the Board of Directors elect to settle such awards in cash. We expect to meet our short-term liquidity requirements by using remaining proceeds from our recent equity offering, net proceeds from the disposition of The Village on University, net cash provided by operations, borrowings under our revolving credit facility, and offerings under a shelf registration statement under which we may offer up to $360 million of debt securities, preferred stock, common stock and securities warrants.

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

Revolving Credit Facility

The Operating Partnership has a $115 million revolving credit facility, which may be expanded by up to an additional $110 million upon the satisfaction of certain conditions. The maturity date of the facility is August 17, 2009 and we guarantee the Operating Partnership’s obligations under the facility.

Availability under the revolving credit facility is limited to an "aggregate borrowing base amount" equal to the lesser of (i) 65% of the value of certain properties, calculated as set forth in the credit facility, and (ii) the adjusted net operating income from these properties divided by a formula amount. The facility bears interest at a variable rate, at the Company’s option, based upon a base rate or one-, two-, three-, or six-month LIBOR plus, in each case, a spread based upon the Company’s total leverage. Additionally, we are required to pay an unused commitment fee ranging from 0.15% to 0.20% per annum, depending on the aggregate unused balance. As of March 31, 2007, the total availability under the facility (subject to the satisfaction of certain financial covenants) was approximately $107.5 million.

The terms of the facility include certain restrictions and covenants, which limit, among other items, the incurrence of additional indebtedness, liens, and the disposition of assets. The facility contains customary affirmative and negative covenants and also contains financial covenants that, among other things, require us to maintain certain minimum ratios of "EBITDA" (earnings before interest, taxes, depreciation and amortization) to fixed charges. We may not pay distributions that exceed 100% of funds from operations for any four consecutive quarters. The financial covenants also include consolidated net worth and leverage ratio tests. As of March 31, 2007, we were in compliance with all such covenants.

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

Pre-Development Expenditures

Our third-party and owned development activities have historically required us to fund pre-development expenditures such as architectural fees, permits and deposits. The closing and/or commencement of construction of these development projects is subject to a number of risks such as our inability to obtain financing on favorable terms and delays or refusals in obtaining necessary zoning, land use, building, and other required governmental permits and authorizations As such, we cannot always predict accurately the liquidity needs of these activities. We frequently incur these pre-development expenditures before a financing commitment and/or required permits and authorizations have been obtained. Accordingly, we bear the risk of the loss of these pre-development expenditures if financing cannot ultimately be arranged on acceptable terms or we are unable to successfully obtain the required permits and authorizations. Historically, our third-party and owned development projects have been successfully structured and financed; however, these developments have at times been delayed beyond the period initially scheduled, causing revenue to be recognized in later periods. As of March 31, 2007, we had deferred approximately $3.7 million in pre-development costs related to third-party and owned development projects that have not yet commenced construction.

Indebtedness

As of March 31, 2007, we had approximately $522.7 million of outstanding consolidated indebtedness (excluding unamortized debt premiums/discounts of approximately $5.4 million), comprised of $432.9 million in mortgage and construction loans secured by 32 of our owned off-campus properties, $33.1 million in mortgage loans secured by two phases of an on-campus participating property, and $56.7 million in bond issuances secured by three of our on-campus participating properties. The weighted average interest rate on our consolidated indebtedness as of March 31, 2007 was 6.51%. As of March 31, 2007, approximately 5.9% of our total consolidated indebtedness was variable rate debt, comprised of our University Centre construction loan discussed below.

Owned Off-Campus Properties

The weighted average interest rate of the $401.9 million of owned off-campus mortgage debt was 6.34% as of March 31, 2007. Each of the 32 mortgages is a non-recourse obligation subject to customary exceptions. Each of these mortgages has a 30-year amortization, and none are cross-defaulted or cross-collateralized to any other indebtedness. The loans generally may not be prepaid prior to maturity; in certain cases prepayment is allowed, subject to prepayment penalties.

The development and construction of University Centre, an owned off-campus property scheduled to complete construction and open for occupancy in Fall 2007, is partially financed with a construction loan. The loan amount is $45.5 million and for each borrowing we have the option of choosing the Prime rate or one-, two-, or three-month LIBOR plus 1.50%. The loan requires payments of interest only during the term of the loan and any accrued interest and outstanding borrowings become due on the maturity date of October 1, 2008. As of March 31, 2007, the balance outstanding on the construction loan totaled $31.0 million, bearing interest at a rate of 6.82%.

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

Cullen Oaks Phase I and Phase II loans are currently encumbered by mortgage loans with balances as of March 31, 2007 of approximately $16.5 million and $16.6 million, respectively. In February 2007, we extended the maturity date of these loans to February 2014 and the loans bear interest at a rate of LIBOR plus 1.35%. These loans require payments of interest only through May 2008 and monthly payments of principal and interest from May 2008 through the maturity date. In connection with these loan extensions, we terminated the existing interest rate swap agreement on the Cullen Oaks Phase I loan and entered into a new interest rate swap agreement effective February 15, 2007 through February 15, 2014, that is designated to hedge our exposure to fluctuations on interest payments attributed to changes in interest rates associated with payments on the Cullen Oaks Phase I and Phase II loans. Under the terms of the interest rate swap agreement, we pay a fixed rate of 6.69% and receive a floating rate of LIBOR plus 1.35%. Pursuant to the Leases, in the event the leasehold estate does not achieve Financial Break Even (defined as revenues less operating expenses, excluding management fees, less debt service), the applicable Lessor would be required to make a rental payment, also known as the Contingent Payment, sufficient to achieve Financial Break Even. The Contingent Payment provision remains in effect until such time as any financing placed on the facilities would receive an investment grade rating without the Contingent Payment provision. In the event that the Lessor is required to make a Contingent Payment, future net cash flow distributions would be first applied to repay such Contingent Payments and then to unpaid management fees prior to normal distributions. In turn, we have guaranteed payment of this property’s indebtedness.

The weighted average interest rate of the indebtedness encumbering our on-campus participating properties was 7.16% at March 31, 2007.

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

The following table presents a reconciliation of our FFO to our net income:

	Three Months Ended March 31,
	2007	2006
Net (loss) income	$(4,678)	$3,664
Minority interests	(258)	128
Real estate related depreciation and amortization:
Total depreciation and amortization	6,970	5,275
Corporate furniture, fixtures, and equipment depreciation	(94)	(120)
Funds from operations (“FFO”) (1)	$1,940	$8,947

FFO per share - diluted (1)	$0.08	$0.49

Weighted average common shares outstanding - diluted	25,394,550	18,176,189

(1)
During the three months ended March 31, 2007, we recorded a compensation charge of approximately $9.6  million, or $0.38 per fully diluted share, related to the 2004 Outperformance Bonus Plan. Excluding this  compensation charge, FFO for the three months ended March 31, 2007 would have been $11.6 million, or $0.46 per  fully diluted share. For a detailed discussion of the 2004 Outperformance Bonus Plan, refer to Note 9 in  the  accompanying Notes to Consolidated Financial Statements contained in Item 1 herein.

While our on-campus participating properties contributed $6.3 million and $6.0 to our revenues for the three months ended March 31, 2007 and 2006, respectively, under our participating ground leases, we and the participating university systems each receive 50% of the properties’ net cash available for distribution after payment of operating expenses, debt service (which includes significant amounts towards repayment of principal) and capital expenditures. A substantial portion of our revenues attributable to these properties is reflective of cash that is required to be used for capital expenditures and for the amortization of applicable property indebtedness. These amounts do not increase our economic interest in these properties or otherwise benefit us since our interest in the properties terminates upon the repayment of the applicable property indebtedness.

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

Funds From Operations—Modified for Operational Performance of On-Campus Participating Properties:

	Three Months Ended March 31,
	2007	2006
Funds from operations	$1,940	$8,947
Elimination of operations of on-campus participating properties:
Net income from on-campus participating properties	(1,577)	(1,355)
Amortization of investment in on-campus participating properties	(1,061)	(1,032)
	(698)	6,560
Modifications to reflect operational performance of on-campus participating properties:
Our share of net cash flow (1)	295	192
Management fees	290	278
Impact of on-campus participating properties	585	470
Funds from operations - modified for operational performance of on-campus participating properties (“FFOM”) (2)	$(113)	$7,030

FFOM per share - diluted (2)	$—	$0.39

Weighted average common shares outstanding - diluted	25,394,550	18,176,189

(1)
50% of the properties’ net cash available for distribution after payment of operating expenses, debt service (including repayment of principal) and capital expenditures. Represents amounts accrued for the interim periods.

(2)
During the three months ended March 31, 2007, we recorded a compensation charge of approximately $9.6 million, or $0.38 per fully diluted share, related to the 2004 Outperformance Bonus Plan. Excluding this compensation charge, FFOM for the three months ended March 31, 2007 would have been $9.5 million, or $0.38 per fully diluted share. For a detailed discussion of the 2004 Outperformance Bonus Plan, refer to Note 9 in the accompanying Notes to Consolidated Financial Statements contained in Item 1 herein.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss from adverse changes in market prices and interest rates. Our future earnings and cash flows are dependent upon prevailing market rates. Accordingly, we manage our market risk by matching projected cash inflows from operating, investing and financing activities with projected cash outflows for debt service, acquisitions, capital expenditures, distributions to stockholders and unitholders, and other cash requirements. The majority of our outstanding debt has fixed interest rates, which minimizes the risk of fluctuating interest rates. Our exposure to market risk includes interest rate fluctuations in connection with our revolving credit facility and variable rate construction loans and our ability to incur more debt without stockholder approval, thereby increasing our debt service obligations, which could adversely affect our cash flows.  No material changes have occurred in relation to market risk since our Annual Report on Form 10-K for the year ended December 31, 2006.

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

Dated:	May 10, 2007

AMERICAN CAMPUS COMMUNITIES, INC.

By:	/s/ William C. Bayless, Jr.

William C. Bayless, Jr. President and Chief Executive Officer

By:	/s/ Brian B. Nickel

Brian B. Nickel Executive Vice President, Chief Financial Officer and Secretary

By:	/s/ Jonathan A. Graf

Jonathan A. Graf Senior Vice President, Chief Accounting Officer and Treasurer