Form 10-Q
period 2007-06-30
AMERICAN CAMPUS COMMUNITIES INC
filed 2007-08-09
CIK 1283630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007.

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

There were 23,537,970 shares of American Campus Communities, Inc.'s common stock with a par value of $0.01 per share outstanding as of the close of business on August 3, 2007.

FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2007

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30, 2007	December 31, 2006
	(Unaudited)
Assets

Investments in real estate:
Owned properties, net	$862,580	$694,197
On-campus participating properties, net	74,790	76,688
Investments in real estate, net	937,370	770,885

Cash and cash equivalents	8,960	79,107
Restricted cash	15,718	11,260
Student contracts receivable, net	2,360	3,129
Other assets	24,776	20,000

Total assets	$989,184	$884,381

Liabilities and stockholders’ equity

Liabilities:
Secured debt	$533,956	$432,294
Unsecured revolving credit facility	9,100	-
Accounts payable and accrued expenses	21,883	13,616
Other liabilities	34,923	29,436
Total liabilities	599,862	475,346

Minority interests	32,672	39,561

Commitments and contingencies (Note 11)

Stockholders’ equity:
Common shares, $.01 par value, 800,000,000 shares authorized, 23,429,505 and 22,903,073 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	234	229
Additional paid in capital	390,670	382,367
Accumulated earnings and distributions	(34,678)	(13,533)
Accumulated other comprehensive income	424	411
Total stockholders’ equity	356,650	369,474

Total liabilities and stockholders’ equity	$989,184	$884,381

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues:
Owned off-campus properties	$28,007	$22,221	$55,152	$40,347
On-campus participating properties	3,740	3,497	10,077	9,479
Third party development services	609	1,060	978	2,662
Third party development services - on-campus participating properties	37	36	73	72
Third party management services	650	691	1,372	1,353
Resident services	323	345	664	665
Total revenues	33,366	27,850	68,316	54,578

Operating expenses:
Owned off-campus properties	13,046	10,765	24,908	18,532
On-campus participating properties	2,499	2,255	4,525	4,205
Third party development and management services	1,147	1,426	2,441	3,064
General and administrative	2,190	1,824	13,518	3,411
Depreciation and amortization	7,768	6,920	14,738	11,937
Ground/facility leases	495	246	790	438
Total operating expenses	27,145	23,436	60,920	41,587

Operating income	6,221	4,414	7,396	12,991

Nonoperating income and (expenses):
Interest income	314	144	1,021	329
Interest expense	(6,920)	(7,066)	(13,380)	(12,402)
Amortization of deferred financing costs	(314)	(389)	(612)	(744)
Total nonoperating expenses	(6,920)	(7,311)	(12,971)	(12,817)

(Loss) income before income taxes, minority interests, and discontinued operations	(699)	(2,897)	(5,575)	174
Income tax provision	(60)	-	(120)	-
Minority interests	(26)	181	232	53
(Loss) income from continuing operations	(785)	(2,716)	(5,463)	227

Discontinued operations:
Income attributable to discontinued operations	-	649	-	1,370
Net (loss) income	$(785)	$(2,067)	$(5,463)	$1,597

(Loss) income per share - basic:
(Loss) income from continuing operations per share	$(0.03)	$(0.16)	$(0.24)	$0.01
Net (loss) income per share	$(0.03)	$(0.12)	$(0.24)	$0.09
(Loss) income per share - diluted:
(Loss) income from continuing operations per share	$(0.03)	$(0.15)	$(0.23)	$0.00
Net (loss) income per share	$(0.03)	$(0.12)	$(0.23)	$0.08

Weighted average common shares outstanding:
Basic	23,271,223	17,221,896	23,107,888	17,215,870
Diluted	25,259,335	19,542,559	25,250,312	18,914,672

Distributions declared per common share	$0.3375	$0.3375	$0.675	$0.675

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)

	Six Months Ended June 30,
	2007	2006
Net (loss) income	$(5,463)	$1,597

Other comprehensive income:
Change in fair value of interest rate swaps	104	187
Net comprehensive (loss) income	$(5,359)	$1,784

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended June 30,
	2007	2006
Operating activities
Net (loss) income	$(5,463)	$1,597
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Minority interests share of loss	(232)	(53)
Depreciation and amortization	14,738	12,453
Amortization of deferred financing costs and debt premiums/discounts	(122)	128
Share-based compensation	663	420
Amortization of gain on interest rate swap termination	(91)	-
Income tax provision	120	-
Changes in operating assets and liabilities:
Restricted cash	(3,809)	(1,938)
Student contracts receivable, net	819	902
Other assets	(2,586)	(5,147)
Accounts payable and accrued expenses	7,511	4,191
Other liabilities	(1,979)	(1,158)
Net cash provided by operating activities	9,569	11,395
Investing activities
Cash paid for property acquisitions	(38,161)	(69,241)
Investments in owned properties	(43,960)	(39,949)
Investments in on-campus participating properties	(227)	(120)
Purchase of corporate furniture, fixtures and equipment	(516)	(363)
Net cash used in investing activities	(82,864)	(109,673)
Financing activities
Proceeds from revolving credit facility, net of paydowns	9,100	81,200
Proceeds from construction loans	17,370	14,492
Principal payments on debt	(3,103)	(2,321)
Change in construction accounts payable	(1,360)	3,140
Debt issuance and assumption costs	(1,638)	(1,227)
Distributions to common and restricted stockholders	(15,666)	(11,682)
Distributions to minority partners	(1,555)	(483)
Net cash provided by financing activities	3,148	83,119
Net change in cash and cash equivalents	(70,147)	(15,159)
Cash and cash equivalents at beginning of period	79,107	24,641
Cash and cash equivalents at end of period	$8,960	$9,482
Supplemental disclosure of non-cash investing and financing activities
Loans assumed in connection with property acquisitions	$(88,307)	$(123,649)
Contribution of land from minority partner in development joint venture	$2,756	$-
Issuance of Common Units in connection with property acquisitions	$-	$(49,096)
Issuance of Preferred Units in connection with property acquisitions	$-	$(3,075)
Change in fair value of derivative instruments, net	$104	$187
Supplemental disclosure of cash flow information
Interest paid	$13,945	$12,364

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Description of Business

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

As of June 30, 2007, the Company’s property portfolio contained 43 student housing properties with approximately 26,900 beds and approximately 8,900 apartment units, consisting of 39 owned properties that are in close proximities to colleges and universities and four on-campus participating properties operated under ground/facility leases with the related university systems. These communities contain modern housing units, offer resort-style amenities and are supported by a classic resident assistant system and other student-oriented programming.

Through the TRS, the Company also provides construction management and development services for student housing properties owned by colleges and universities, charitable foundations, and others. As of June 30, 2007, the Company provided third party management and leasing services for 13 student housing properties (nine of which the Company served as the third party developer and construction manager) that represented approximately 8,700 beds in approximately 3,100 units. Third party management and leasing services are typically provided pursuant to multi-year management contracts that have initial terms that range from one to five years. As of June 30, 2007, the Company’s total owned and managed portfolio included 56 properties with approximately 35,600 beds in approximately 12,000 units.

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

Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 became effective on January 1, 2007. The Company, or its subsidiaries, files income tax returns in the U.S. Federal jurisdiction and various states’ jurisdictions. Open tax years for federal income tax purposes generally include tax years 2004-2006 as of the date of adoption. The Company adopted the provisions of FIN 48 on January 1, 2007. The Company does not have any material unrecognized tax benefits; therefore, the adoption of FIN 48 did not have a material impact on the Company’s consolidated financial statements.

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

The cost of buildings and improvements includes the purchase price of the property, including legal fees and acquisition costs. Project costs directly associated with the development and construction of an owned real estate project, which include interest, property taxes, and amortization of deferred finance costs, are capitalized as construction in progress. Upon completion of the project, costs are transferred into the applicable asset category and depreciation commences. Interest totaling approximately $1.5 million and $0.8 million was capitalized during the three months ended June 30, 2007 and 2006, respectively, and $2.6 million and $1.3 million was capitalized during the six months ended June 30, 2007 and 2006, respectively. Amortization of deferred financing costs totaling approximately $0.1 million and $31,000 was capitalized during the three months ended June 30, 2007 and 2006, respectively, and approximately $0.2 million and $0.1 million was capitalized during the six months ended June 30, 2007 and 2006, respectively.

Management assesses whether there has been an impairment in the value of the Company’s investments in real estate whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment is recognized when estimated expected future cash flows (undiscounted and before interest charges) are less than the carrying value of the property. The estimation of expected future net cash flows is inherently uncertain and relies on assumptions regarding current and future economics and market conditions. If such conditions change, then an adjustment to the carrying value of the Company’s long-lived assets could occur in the future period in which the conditions change. To the extent that a property is impaired, the excess of the carrying amount of the property over its estimated fair value is charged to earnings. The Company believes that there were no impairments of the carrying values of its investments in real estate as of June 30, 2007.

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

Intangible Assets

In connection with property acquisitions completed during the six months ended June 30, 2007 and 2006, the Company capitalized approximately $1.2 million and $2.3 million, respectively, related to management’s estimate of the fair value of the in-place leases assumed. These intangible assets are amortized on a straight-line basis over a term of approximately six months, which represents the average remaining term of the underlying leases. The amortization is included in depreciation expense in the accompanying consolidated statements of operations. See Note 3 for a detailed discussion of the property acquisitions completed during the six months ended June 30, 2007.

Debt Premiums and Discounts

Debt premiums and discounts represent fair value adjustments to account for the difference between the stated rates and market rates of debt assumed in connection with the Company’s property acquisitions. The debt premiums and discounts are amortized to interest expense over the term of the related loans using the effective-interest method. As of June 30, 2007 and December 31, 2006, unamortized debt premiums were $5.8 million and $6.4 million, respectively, and unamortized debt discounts were $0.7 million and $0.4 million, respectively. Debt premiums and discounts are included in secured debt on the accompanying consolidated balance sheets.

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

Pre-development expenditures such as architectural fees, permits and deposits associated with the pursuit of third-party and owned development projects are expensed as incurred, until such time that management believes it is probable that the contract will be executed and/or construction will commence. Because the Company frequently incurs these pre-development expenditures before a financing commitment and/or required permits and authorizations have been obtained, the Company bears the risk of loss of these pre-development expenditures if financing cannot ultimately be arranged on acceptable terms or the Company is unable to successfully obtain the required permits and authorizations. As such, management evaluates the status of third-party and owned projects that have not yet commenced construction on a periodic basis and expenses any deferred costs related to projects whose current status indicates the commencement of construction is unlikely and/or the costs may not provide future value to the Company in the form of revenues. Such write-offs are included in third-party development and management services expenses (in the case of third-party development projects) or general and administrative expenses (in the case of owned development projects) on the accompanying consolidated statements of operations. As of June 30, 2007, we have deferred approximately $4.6 million in pre-development costs related to third-party and owned development projects that have not yet commenced construction. Such costs are included in other assets on the accompanying consolidated balance sheets.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock-Based Compensation

The Company accounts for equity based awards in accordance with SFAS No. 123 (R), Share-Based Payment. Accordingly, the Company has recognized compensation expense related to certain restricted stock awards (see Note 9) over the underlying vesting periods, which amounted to approximately $0.5 million and $0.3 million during the three months ended June 30, 2007 and 2006, respectively, and $0.7 million and $0.4 million during the six months ended June 30, 2007 and 2006, respectively.

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

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of the elements used in calculating basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Basic earnings per share calculation:
(Loss) income from continuing operations	$(785)	$(2,716)	$(5,463)	$227
Discontinued operations	-	649	-	1,370
Net (loss) income	$(785)	$(2,067)	$(5,463)	$1,597

(Loss) income from continuing operations - per share	$(0.03)	$(0.16)	$(0.24)	$0.01
Income from discontinued operations - per share	$-	$0.04	-	$0.08
Net (loss) income - per share	$(0.03)	$(0.12)	$(0.24)	$0.09

Basic weighted average common shares outstanding	23,271,223	17,221,896	23,107,888	17,215,870

Diluted earnings per share calculation:
(Loss) income from continuing operations	$(785)	$(2,716)	$(5,463)	$227
Series A Preferred Unit distributions	46	46	92	61
Loss from continuing operations allocated to Common Units	(55)	(339)	(417)	(292)
Loss from continuing operations, as adjusted	(794)	(3,009)	(5,788)	(4)
Discontinued operations	-	649	-	1,370
Income from discontinued operations allocated to Common Units	-	73	-	103
Income from discontinued operations, as adjusted	-	722	-	1,473
Net (loss) income, as adjusted	$(794)	(2,287)	$(5,788)	$1,469

(Loss) income from continuing operations - per share	$(0.03)	$(0.15)	$(0.23)	$0.00
Income from discontinued operations - per share	$-	$0.03	$-	$0.08
Net (loss) income - per share	$(0.03)	$(0.12)	$(0.23)	$0.08

Basic weighted average common shares outstanding	23,271,223	17,221,896	23,107,888	17,215,870
Common Units	1,873,149	2,205,700	2,027,461	1,525,930
Series A Preferred Units	114,963	114,963	114,963	77,490
Restricted stock awards (1)	-	-	-	95,382
Diluted weighted average common shares outstanding	25,259,335	19,542,559	25,250,312	18,914,672

(1)
164,151 and 102,728 weighted average restricted stock awards are excluded from diluted weighted average common shares outstanding for the three months ended June 30, 2007 and 2006, respectively, and 158,788 weighted average restricted stock awards are excluded from diluted weighted average common shares outstanding for the six months ended June 30, 2007, because they would be anti-dilutive due to the Company’s loss position for these periods.

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

In February 2007, the Company acquired a three property portfolio (the “Edwards Portfolio”) for a purchase price of $102.0 million, which excludes $3.7 million of anticipated transaction costs, initial integration expenses and capital expenditures necessary to bring these properties up to the Company’s operating standards. As part of the transaction, the Company assumed $70.7 million in fixed-rate mortgage debt with a weighted average annual interest rate of 5.7% and an average remaining term to maturity of 8.5 years. In August 2007, construction was completed on an additional phase at one of these properties. As contemplated in the original transaction, concurrent with the completion of construction, the Company purchased this additional phase consisting of 24 units and 84 beds, for approximately $4.6 million.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Edwards Portfolio consists of one property in Lexington, Kentucky located near the campus of the University of Kentucky, one property in Toledo, Ohio located near the campus of the University of Toledo and one property in Ypsilanti, Michigan located near the campus of Eastern Michigan University. Including the purchase of the additional phase discussed above, these three properties contain 764 units and 1,971 beds.

The acquired properties’ results of operations have been included in the accompanying consolidated statements of operations since their respective acquisition closing dates. The following pro forma information for the three and six months ended June 30, 2007 and 2006 presents consolidated financial information for the Company as if the property acquisitions discussed above, the Company’s 2006 acquisitions and the Company’s September 2006 equity offering had occurred at the beginning of the earliest period presented. The unaudited pro forma information is provided for informational purposes only and is not indicative of results that would have occurred or which may occur in the future:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Total revenues	$33,366	$34,224	$70,554	$69,743
Net (loss) income	$(215)	$(898)	$(4,298)	$2,024
Net (loss) income per share - basic	$(0.01)	$(0.04)	$(0.19)	$0.09
Net (loss) income per share - diluted	$(0.01)	$(0.04)	$(0.18)	$0.09

4.	Property Disposition and Discontinued Operations

The Village on University, an owned off-campus property, was sold in December 2006 for approximately $51.0 million, resulting in net cash proceeds of approximately $50.0 million. As such, the net income attributable to this property is reflected in the accompanying consolidated statements of operations as discontinued operations in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Below is a summary of the results of operations of the aforementioned property for all periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Total revenues	$-	$1,387	$-	$2,748
Total operating expenses	-	(738)	-	(1,378)
Net Income	$-	$649	$-	$1,370

5.	Investments in Owned Properties

Owned properties consisted of the following:

	June 30, 2007	December 31, 2006
Land	$91,664	$75,263
Buildings and improvements	687,306	579,906
Furniture, fixtures and equipment	35,821	28,111
Construction in progress	105,212	56,958
	920,003	740,238
Less accumulated depreciation	(57,423)	(46,041)
Owned properties, net	$862,580	$694,197

6.	On-Campus Participating Properties

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

On-campus participating properties are as follows:

			Historical Cost
Lessor/University	Lease Commencement	Required Debt Repayment(1)	June 30, 2007	December 31, 2006
Texas A&M University System / Prairie View A&M University (2)	2/1/96	9/1/23	$38,378	$38,277
Texas A&M University System / Texas A&M International	2/1/96	9/1/23	6,024	6,009
Texas A&M University System / Prairie View A&M University (3)	10/1/99	8/31/25 / 8/31/28	23,945	23,872
University of Houston System / University of Houston (4)	9/27/00	8/31/35	34,666	34,628
			103,013	102,786
Less accumulated amortization			(28,223)	(26,098)
On-campus participating properties, net			$74,790	$76,688

(1)	Represents the effective lease termination date. The Leases terminate upon the earlier to occur of the final repayment of the related debt or the end of the contractual lease term.

(2)	Consists of three phases placed in service between 1996 and 1998.

(3)	Consists of two phases placed in service in 2000 and 2003.

(4)	Consists of two phases placed in service in 2001 and 2005.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	Minority Interests

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

Income or loss allocated to minority interests on the Company’s consolidated statements of operations includes the Series A Preferred Unit distributions as well as the pro rata share of the Operating Partnership’s net income or loss allocated to Common Units. The Common Unitholders’ minority interest in the Operating Partnership is reported at an amount equal to their ownership percentage of the net equity of the Operating Partnership at the end of each reporting period. Common Units and Series A Preferred Units issued in connection with the 2006 acquisition of the Royal Portfolio became exchangeable into an equal number of shares of the Company’s common stock on March 1, 2007. As a result, 288,446 and 508,359 Common Units were converted into shares of the Company’s common stock during the three and six months ended June 30, 2007, respectively. As of June 30, 2007 and December 31, 2006, approximately 7% and 9%, respectively, of the equity interests of the Operating Partnership was held by persons affiliated with Royal Properties and certain current and former members of management in the form of Common Units and Series A Preferred Units.

Minority interests also include the equity interests of unaffiliated joint venture partners in four joint ventures. Two of the joint ventures own and operate the Company’s Callaway House and University Village at Sweet Home owned-off campus properties, which are located near the campuses of Texas A&M University and the State University of New York - Buffalo, respectively. The other two joint ventures own properties that are currently under development. One joint venture was formed to develop, own, and operate the Company’s University Centre owned off-campus property, which is scheduled to open for occupancy in Fall 2007 and is located near the campuses of Rutgers University, New Jersey Institute of Technology and Essex County Community College. The other joint venture was formed to develop, own, and operate the Company’s Villas at Chestnut Ridge owned off-campus property, which is scheduled to open for occupancy in Fall 2008 and is located near the campus of the State University of New York - Buffalo.

8.	Debt

A summary of the Company’s outstanding consolidated indebtedness, including unamortized debt premiums and discounts, is as follows:

	June 30, 2007	December 31, 2006
Debt secured by owned off-campus properties:
Mortgage loans payable	$400,314	$315,044
Construction loan payable	38,756	21,386
	439,070	336,430
Debt secured by on-campus participating properties:
Mortgage loans payable	33,156	16,513
Construction loan payable	-	16,710
Bonds payable	56,675	56,675
	89,831	89,898
Revolving credit facility	9,100	-
Unamortized debt premiums/discounts	5,055	5,966
Total debt	$543,056	$432,294

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Loans Assumed or Entered Into in Conjunction with Property Acquisitions

In connection with the January 2007 acquisition of Village on Sixth (see Note 3), an owned off-campus property, the Company assumed approximately $17.6 million of fixed-rate mortgage debt, which is comprised of one $16.2 million mortgage loan with an annual interest rate of 5.5% and May 2014 maturity date, and a second mortgage loan for $1.4 million with an annual interest rate of 6.6% and October 2016 maturity date. Upon assumption of this debt, the Company recorded a debt discount of approximately $0.3 million on the $16.2 million mortgage loan and a debt premium of approximately $0.1 million on the $1.4 million mortgage loan, in each case to reflect the estimated fair value of the debt assumed. These mortgage loans are secured by liens on the related properties.

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

Availability under the revolving credit facility is limited to an "aggregate borrowing base amount" equal to the lesser of (i) 65% of the value of certain properties, calculated as set forth in the credit facility, and (ii) the adjusted net operating income from these properties divided by a formula amount. The facility bears interest at a variable rate, at the Company’s option, based upon a base rate or one-, two-, three-, or six-month LIBOR plus, in each case, a spread based upon the Company’s total leverage. Additionally, the Company is required to pay an unused commitment fee ranging from 0.15% to 0.20% per annum, depending on the aggregate unused balance. As of June 30, 2007, the balance outstanding on the revolving credit facility totaled $9.1 million, bearing interest at a weighted average rate of 6.71%, with remaining availability under the facility (subject to the satisfaction of certain financial covenants) totaling approximately $101.3 million.

The terms of the facility include certain restrictions and covenants, which limit, among other items, the incurrence of additional indebtedness, liens, and the disposition of assets. The facility contains customary affirmative and negative covenants and also contains financial covenants that, among other things, require the Company to maintain certain minimum ratios of "EBITDA" (earnings before interest, taxes, depreciation and amortization) to fixed charges. The Company may not pay distributions that exceed 100% of funds from operations for any four consecutive quarters. The financial covenants also include consolidated net worth and leverage ratio tests. As of June 30, 2007, the Company was in compliance with all such covenants.

9.	Incentive Award Plan

The Company has adopted the 2004 Incentive Award Plan (the “Plan”). The Plan provides for the grant to selected employees and directors of the Company and the Company’s affiliates of stock options, RSUs, RSAs, and other stock-based incentive awards. The Company has reserved a total of 1,210,000 shares of the Company’s common stock for issuance pursuant to the Plan, subject to certain adjustments for changes in the Company’s capital structure, as defined in the Plan. As of June 30, 2007, the Company has issued 706,299 awards under the Plan which includes 367,682 common stock awards in the form of an outperformance bonus plan discussed in more detail below. A summary of the Company’s stock-based incentive awards under the Plan as of June 30, 2007 and changes during the six months ended June 30, 2007, is presented below:

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Common Units	Restricted Stock Units (RSUs)	Restricted Stock Awards (RSAs)	Outperformance Bonus Plan(1)	Total
Outstanding at December 31, 2006	110,000	20,555	100,047	367,682	598,284
Granted (2) (3)	-	5,376	91,607	-	96,983
Vested	-	-	(18,073)	-	(18,073)
Forfeited	-	-	(9,541)	-	(9,541)
Outstanding at June 30, 2007	110,000	25,931	164,040	367,682	667,653
Vested at June 30, 2007	110,000	25,931	27,646	-	163,577

(1)
The achievement of certain performance measures was considered probable as of June 30, 2007 and the Company recorded a compensation charge of approximately $0.3 million and $9.9 million during the three and six months ended June 30, 2007, respectively.

(2)
In May 2007, one outside member of the Board of Directors was granted RSU’s valued at $35,000 and the remaining outside members were each granted RSU’s valued at $25,000, with the number of RSU’s determined based on the fair market value of the company’s stock on the date of grant, as defined in the Plan. All awards vested immediately on the date of grant; accordingly, a compensation charge of approximately $0.2 million was recorded during the three months ended June 30, 2007 related to these awards.

(3)
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

Outperformance Bonus Plan

The outperformance bonus plan was adopted at the consummation of the Company’s IPO in August 2004 and contains performance hurdles that must be achieved by the third anniversary of the IPO in order for the awards granted under the Plan to vest. As of June 30, 2007, management has determined the achievement of these performance measures is probable and, therefore, the Company has recognized a prorated compensation charge for the three-year service period, which began on the Company’s IPO date and ends in August 2007. This compensation charge amounted to $0.3 million and $9.9 million for the three and six months ended June 30, 2007, respectively. Additional compensation charges may be recorded in the third quarter, to the extent the Company achieves the performance measures and the awards vest. Upon the achievement of these performance measures, the awards under the outperformance bonus plan will be paid to the recipients in either stock or cash, at the discretion of the Compensation Committee of the Board of Directors.

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

In addition, the Company entered into an interest rate swap agreement effective February 15, 2007 through February 15, 2014, that is designated to hedge its exposure to fluctuations in interest payments attributed to changes in interest rates associated with payments on the Cullen Oaks Phase I and Phase II loans. Under the terms of the interest rate swap agreement, the Company pays a fixed rate of 6.69% and receives a floating rate of LIBOR plus 1.35%. The interest rate swap had an estimated fair value of approximately $0.1 million at June 30, 2007 and is reflected in other assets in the accompanying consolidated balance sheets. Ineffectiveness resulting from the Company’s hedges is not material.

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

The Company’s estimated maximum exposure amount under the above guarantees is approximately $10.4 million

At June 30, 2007, management does not anticipate any material deviations from schedule or budget related to third-party development projects currently in progress.  The Company has estimated the fair value of guarantees entered into or modified after December 31, 2002, the effective date of FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, to be immaterial.

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

Contingencies

Litigation: The Company is subject to various claims, lawsuits, and legal proceedings.  While it is not possible to ascertain the ultimate outcome of such matters, management believes that the aggregate amount of such liabilities, if any, in excess of amounts provided or covered by insurance, will not have a material adverse effect on the consolidated financial position or results of operations of the Company.

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

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Owned Off-Campus Properties
Rental revenues	$28,330	$22,566	$55,816	$41,012
Interest income	100	32	171	48
Total revenues from external customers	28,430	22,598	55,987	41,060
Operating expenses before depreciation and amortization	12,951	10,665	24,717	18,297
Interest expense	6,092	4,900	11,556	8,675
Operating income before depreciation and amortization, minority interests and allocation of corporate overhead	$9,387	$7,033	$19,714	$14,088
Depreciation and amortization	$6,549	$5,772	$12,386	$9,638
Capital expenditures	$26,847	$25,265	$43,960	$39,949
Total segment assets at June 30,	$892,365	$687,463	$892,365	$687,463

On-Campus Participating Properties
Rental revenues	$3,740	$3,497	$10,077	$9,479
Interest income	91	90	169	153
Total revenues from external customers	3,831	3,587	10,246	9,632
Operating expenses before depreciation, amortization, and ground/facility leases	2,343	2,111	4,209	3,912
Ground/facility leases	495	246	790	438
Interest expense	1,562	1,613	3,135	3,200
Operating (loss) income before depreciation and amortization, minority interests and allocation of corporate overhead	$(569)	$(383)	$2,112	$2,082
Depreciation and amortization	$1,065	$1,014	$2,126	$2,046
Capital expenditures	$162	$71	$227	$120
Total segment assets at June 30,	$87,730	$91,324	$87,730	$91,324

Development Services
Development and construction management fees from external customers	$646	$1,096	$1,051	$2,734
Intersegment revenues	-	-	-	-
Total revenues	646	1,096	1,051	2,734
Operating expenses	1,222	1,158	2,435	2,468
Operating (loss) income before depreciation and amortization, minority interests and allocation of corporate overhead	$(576)	$(62)	$(1,384)	$266
Total segment assets at June 30,	$1,793	$5,406	$1,793	$5,406

Property Management Services
Property management fees from external customers	$650	$691	$1,372	$1,353
Intersegment revenues	983	840	2,041	1,673
Total revenues	1,633	1,531	3,413	3,026
Operating expenses	676	648	1,370	1,288
Operating income before depreciation and amortization, minority interests and allocation of corporate overhead	$957	$883	$2,043	$1,738
Total segment assets at June 30,	$1,574	$1,278	$1,574	$1,278

Reconciliations
Total segment revenues	$34,540	$28,812	$70,697	$56,452
Unallocated interest income earned on corporate cash	123	22	681	128
Elimination of intersegment revenues	(983)	(840)	(2,041)	(1,673)
Total consolidated revenues, including interest income	$33,680	$27,994	$69,337	$54,907
Segment operating income before depreciation, amortization, minority interests and allocation of corporate overhead	$9,199	$7,471	$22,485	$18,174
Depreciation and amortization, including amortization of deferred financing costs	(8,082)	(7,309)	(15,350)	(12,681)
Net unallocated expenses relating to corporate overhead	(1,816)	(3,059)	(12,710)	(5,319)
Income tax provision	(60)	-	(120)	-
Minority interests	(26)	181	232	53
(Loss) income from continuing operations	$(785)	$(2,716)	$(5,463)	$227
Total segment assets at June 30,	$983,462	$785,471	$983,462	$785,471
Unallocated corporate assets and assets held for sale	5,722	37,066	5,722	37,066
Total assets at June 30,	$989,184	$822,537	$989,184	$822,537

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

As of June 30, 2007, our property portfolio contained 43 student housing properties with approximately 26,900 beds and approximately 8,900 apartment units, consisting of 39 owned properties that are in close proximities to colleges and universities and four on-campus participating properties operated under ground/facility leases with the related university systems. These communities contain modern housing units, offer resort-style amenities and are supported by a resident assistant system and other student-oriented programming.

Through the TRS, we also provide construction management and development services for student housing properties owned by colleges and universities, charitable foundations, and others. As of June 30, 2007, we provided third party management and leasing services for 13 student housing properties (nine of which we served as the third party developer and construction manager) that represented approximately 8,700 beds in approximately 3,100 units. Third party management and leasing services are typically provided pursuant to multi-year management contracts that have initial terms that range from one to five years. As of June 30, 2007, our total owned and managed portfolio included 56 properties with approximately 35,600 beds in approximately 12,000 units.

Third-Party Development Services

Our third-party development and construction management services as of June 30, 2007 consisted of four projects under contract and currently in progress with fees ranging from $0.4 million to $3.1 million. As of June 30, 2007, fees of approximately $1.9 million remained to be earned by us with respect to these projects, which have scheduled completion dates of August 2007 through July 2008.

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

In February 2007, we acquired a three property portfolio (the “Edwards Portfolio”) for a purchase price of $102.0 million, which excludes $3.7 million of anticipated transaction costs, initial integration expenses and capital expenditures necessary to bring these properties up to our operating standards. As part of the transaction, we assumed $70.7 million in fixed-rate mortgage debt with a weighted average annual interest rate of 5.7% and an average remaining term to maturity of 8.5 years. In August 2007, construction was completed on an additional phase at one of these properties. As contemplated in the original transaction, concurrent with the completion of construction, we purchased this additional phase consisting of 24 units and 84 beds, for approximately $4.6 million.

The Edwards Portfolio consists of one property in Lexington, Kentucky located near the campus of the University of Kentucky, one property in Toledo, Ohio located near the campus of the University of Toledo and one property in Ypsilanti, Michigan located near the campus of Eastern Michigan University. Including the purchase of the additional phase discussed above, these three properties contain 764 units and 1,971 beds.

Owned Development Activities

Overview: As of June 30, 2007, we were in the process of constructing two owned off-campus properties and one owned on-campus property. We estimate that the total development costs relating to these activities will be approximately $246.7 million. As of June 30, 2007, we have incurred development costs of approximately $103.7 million in connection with these properties, with the remaining development costs estimated at approximately $143.0 million. The activities are described below:

University Centre: As of June 30, 2007, our University Centre owned off-campus property was under construction with total development costs estimated to be approximately $74.4 million. The project is scheduled to complete construction and open for occupancy in August/September 2007, in connection with the commencement of the 2007/2008 academic year. As of June 30, 2007, the project was approximately 98% complete, and we estimate that remaining development costs will be approximately $5.2 million. As of June 30, 2007, we have funded $30.4 million of the project’s development costs internally, with the remaining development costs to be funded through a construction loan.

Vista del Sol: As of June 30, 2007, our Vista del Sol (formerly Arizona State University - South Campus Residential Community) owned on-campus property was under construction with total development costs estimated to be approximately $137.5 million. The project is scheduled to complete construction and open for occupancy in August 2008, in connection with the commencement of the 2008/2009 academic year. As of June 30, 2007, the project was approximately 21% complete, and we estimate that remaining development costs will be approximately $109.5 million. We expect that we will fund approximately $37.5 million of the project budget internally and the remaining $100.0 million will be funded with a construction loan.

Villas at Chestnut Ridge: As of June 30, 2007, our Villas at Chestnut Ridge owned off-campus property was under construction with total development costs estimated to be approximately $34.8 million. The project is scheduled to complete construction and open for occupancy in August 2008, in connection with the commencement of the 2008/2009 academic year. As of June 30, 2007, the project was approximately 18% complete, and we estimate that remaining development costs will be approximately $28.3 million. We expect that we will fund approximately $3.2 million of the project budget internally and the remaining $31.6 million will be funded with a construction loan.

Property Operations
As of June 30, 2007, our property portfolio consisted of the following:

PROPERTY	YEAR ACQUIRED / DEVELOPED (1)	LOCATION	PRIMARY UNIVERSITY SERVED	UNITS	BEDS
Owned properties:
1. Villas on Apache	1999	Tempe, AZ	Arizona State University Main Campus	111	288
2. The Village at Blacksburg	2000	Blacksburg, VA	Virginia Polytechnic Institute and State University	288	1,056
3. River Club Apartments	1999	Athens, GA	The University of Georgia-Athens	266	792
4. River Walk Townhomes	1999	Athens, GA	The University of Georgia-Athens	100	336
5. The Callaway House	2001	College Station, TX	Texas A&M University	173	538
6. The Village at Alafaya Club	2000	Orlando, FL	The University of Central Florida	228	839
7. The Village at Science Drive	2001	Orlando, FL	The University of Central Florida	192	732
8. University Village at Boulder Creek	2002	Boulder, CO	The University of Colorado at Boulder	82	309
9. University Village at Fresno	2004	Fresno, CA	California State University, Fresno	105	406
10. University Village at TU	2004	Philadelphia, PA	Temple University	220	749
11. University Club Tallahassee	2005	Tallahassee, FL	Florida State University	152	608
12. The Grove at University Club	2005	Tallahassee, FL	Florida State University	64	128
13. College Club Tallahassee	2005	Tallahassee, FL	Florida A&M University	96	384
14. The Greens at College Club	2005	Tallahassee, FL	Florida A&M University	40	160
15. University Club Gainesville	2005	Gainesville, FL	University of Florida	94	376
16. City Parc at Fry Street	2005	Denton, TX	University of North Texas	136	418
17. The Estates	2005	Gainesville, FL	University of Florida	396	1,044
18. University Village at Sweet Home	2005	Amherst, NY	State University of New York - Buffalo	269	828
19. Entrada Real	2006	Tucson, AZ	University of Arizona	98	363
20. Royal Oaks	2006	Tallahassee, FL	Florida State University	82	224
21. Royal Pavilion	2006	Tallahassee, FL	Florida State University	60	204
22. Royal Village Tallahassee	2006	Tallahassee, FL	Florida State University	75	288
23. Royal Village Gainesville	2006	Gainesville, FL	University of Florida	118	448
24. Northgate Lakes	2006	Orlando, FL	The University of Central Florida	194	710
25. Royal Lexington	2006	Lexington, KY	University of Kentucky	94	364
26. The Woods at Greenland	2006	Murfreesboro, TN	Middle Tennessee State University	78	276
27. Raiders Crossing	2006	Murfreesboro, TN	Middle Tennessee State University	96	276
28. Raiders Pass	2006	Lubbock, TX	Texas Tech University	264	828
29. Aggie Station	2006	College Station, TX	Texas A&M University	156	450
30. The Outpost San Marcos	2006	San Marcos, TX	Texas State University - San Marcos	162	486
31. The Outpost San Antonio	2006	San Antonio, TX	University of Texas - San Antonio	276	828
32. Callaway Villas (2)	2006	College Station, TX	Texas A&M University	236	704
33. Village on Sixth	2007	Huntington, WV	Marshall University	248	752
34. Newtown Crossing (3)	2007	Lexington, KY	University of Kentucky	332	858
35. Olde Towne University Square	2007	Toledo, OH	University of Toledo	224	550
36. Peninsular Place	2007	Ypsilanti, MI	Eastern Michigan University	184	479
37. University Centre (4)	2007	Newark, NJ	Rutgers University, NJIT, Essex CCC	234	838
38. Vista del Sol (5)	2008	Tempe, AZ	Arizona State University	613	1,866
39. Villas at Chestnut Ridge (6)	2008	Amherst, NY	State University of New York - Buffalo	196	552
Total owned properties				7,032	22,335

PROPERTY	YEAR ACQUIRED / DEVELOPED (1)	LOCATION	PRIMARY UNIVERSITY SERVED	UNITS	BEDS

On-campus participating properties:
40. University Village—PVAMU	1996 / 97 / 98	Prairie View, TX	Prairie View A&M University	612	1,920
41. University College—PVAMU	2000 / 2003	Prairie View, TX	Prairie View A&M University	756	1,470
42. University Village—TAMIU	1997	Laredo, TX	Texas A&M International University	84	250
43. Cullen Oaks - Phase I and II	2001 / 2006	Houston, TX	The University of Houston	411	879
Total on-campus participating properties				1,863	4,519

Total - all properties				8,895	26,854

(1)	As of June 30, 2007, the average age of our operating properties was approximately 6.3 years.

(2)	Construction was completed and property commenced operations in August 2006.

(3)
In August 2007, construction was completed on an additional phase at this property. As contemplated in the original transaction, concurrent with the completion of construction, we purchased this additional phase consisting of 24 units and 84 beds, for approximately $4.6 million.

(4)	Currently under development with a scheduled completion date of August/September 2007.

(5)	Formerly ASU-SCRC Component I. Currently under development with a scheduled completion date of August 2008.

(6)	Currently under development with a scheduled completion date of August 2008.

Results of Operations

Comparison of the Three Months Ended June 30, 2007 and June 30, 2006

The following table presents our results of operations for the three months ended June 30, 2007 and 2006, including the amount and percentage change in these results between the two periods:

	Three Months Ended June 30,
	2007	2006	Change ($)	Change (%)
Revenues:
Owned off-campus properties	$28,007	$22,221	$5,786	26.0%
On-campus participating properties	3,740	3,497	243	6.9%
Third party development services	646	1,096	(450)	(41.1%)
Third party management services	650	691	(41)	(5.9%)
Resident services	323	345	(22)	(6.4%)
Total revenues	33,366	27,850	5,516	19.8%

Operating Expenses:
Owned off-campus properties	13,046	10,765	2,281	21.2%
On-campus participating properties	2,499	2,255	244	10.8%
Third party development and management services	1,147	1,426	(279)	(19.6%)
General and administrative	2,190	1,824	366	20.1%
Depreciation and amortization	7,768	6,920	848	12.3%
Ground/facility leases	495	246	249	101.2%
Total operating expenses	27,145	23,436	3,709	15.8%

Operating income	6,221	4,414	1,807	40.9%

Nonoperating income and (expenses):
Interest income	314	144	170	118.1%
Interest expense	(6,920)	(7,066)	146	(2.1%)
Amortization of deferred financing costs	(314)	(389)	75	(19.3%)
Total nonoperating expenses	(6,920)	(7,311)	391	(5.3%)

Loss before income taxes, minority interests, and discontinued operations	(699)	(2,897)	2,198	(75.9%)
Income tax provision	(60)	-	(60)	(100.0%)
Minority interests	(26)	181	(207)	(114.4%)
Loss from continuing operations	(785)	(2,716)	1,931	(71.1%)
Discontinued operations
Income attributable to discontinued operations	-	649	(649)	(100.0%)
Net loss	$(785)	$(2,067)	$1,282	(62.0%)

Owned Properties Operations

Revenues from our owned properties for the three months ended June 30, 2007 compared with the same period in 2006 increased by $5.8 million primarily due to the acquisition of four properties during the first quarter of 2007 and the completion of construction and opening of an owned development project in August 2006. Operating expenses increased approximately $2.3 million for the three months ended June 30, 2007 compared with the same period in 2006, primarily due to the same factors which affected the increase in revenues.

New Property Operations. In January 2007, we acquired a 752-bed property (Village on Sixth) located near the campus of Marshall University in Huntington, West Virginia, and in February 2007, we acquired a three-property portfolio consisting of 1,887 beds and serving students attending The University of Kentucky, the University of Toledo, and Eastern Michigan University (the “Edwards Portfolio”). In addition, in August 2006, we completed construction of and opened Callaway Villas, a 704-bed property serving students attending Texas A&M University. These new properties contributed $5.0 million of additional revenues and $2.5 million of additional operating expenses during the three months ended June 30, 2007 as compared to the three months ended June 30, 2006.

Same Store Property Operations (Excluding New Property Activity). We had 31 properties containing 15,736 beds which were operating during both the three months ended June 30, 2007 and 2006. These properties produced revenues of $23.4 million and $22.6 million during the three months ended June 30, 2007 and 2006, respectively, an increase of $0.8 million. This increase was primarily due to an increase in average rental rates and other income during the three months ended June 30, 2007 as compared to the same period in 2006, which were offset by a slight decrease in average occupancy rates from 95.2% during the three months ended June 30, 2006 to 94.7% during the three months ended June 30, 2007. Revenues in 2007 will be dependent on our ability to obtain appropriate rental rates and desired occupancy for the 2007/2008 academic year at our various properties during our leasing period, which typically begins in January and ends in August.

At these existing properties, operating expenses decreased by $0.3 million from $10.8 million during the three months ended June 30, 2006 to $10.5 million during the three months ended June 30, 2007. This decrease was primarily the result of operational improvements experienced at the thirteen-property Royal Portfolio acquired in March 2006 and marketing cost savings related to our early lease-up for the 2007/2008 academic year. We anticipate that operating expenses for the full year 2007 will increase slightly as compared with 2006 as a result of expected increases in insurance costs, utility costs, property taxes and general inflation.

On-Campus Participating Properties (“OCPP”) Operations

Same Store OCPP Operations. We had four participating properties containing 4,519 beds which were operating during both the three month periods ended June 30, 2007 and 2006. Revenues from our same store on-campus participating properties increased to $3.7 million during the three months ended June 30, 2007 from $3.5 million for the three months ended June 30, 2006, an increase of $0.2 million. This increase was primarily due to an increase in average occupancy from 41.4% during the three months ended June 30, 2006 to 53.1% for the three months ended June 30, 2007, as well as an increase in average rental rates during the three months ended June 30, 2007 as compared to the same period in 2006. Occupancy at our on-campus participating properties is typically low in the second and third quarter of each calendar year due to the expiration of the nine month leases at these properties concurrent with the end of the spring semester.

At these properties, operating expenses increased by $0.2 million from $2.3 million during the three months ended June 30, 2006 to $2.5 million during the three months ended June 30, 2007. This increase was primarily the result of a timing difference as it relates to maintenance costs incurred at one of our participating properties and an increase in bad debt expense at two of our other participating properties. We anticipate that operating expenses for the full year 2007 will increase slightly as compared with 2006 as a result of expected increases in insurance costs, utility costs and general inflation.

Third Party Development Services Revenue

Third party development services revenue decreased by $0.5 million from $1.1 million during the three months ended June 30, 2006 to $0.6 million for the three months ended June 30, 2007. This decrease was primarily due to fewer projects in progress as well as a lower average contractual fee per project during the three months ended June 30, 2007 as compared to the same period in 2006. We had four projects in progress during the three months ended June 30, 2007 with an average contractual fee of approximately $1.6 million, as compared to the three months ended June 30, 2006 in which we had six projects in progress with an average contractual fee of approximately $1.9 million.

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

Third Party Development and Management Services Expenses

Third party development and management services expenses decreased by $0.3 million, from $1.4 million during the three months ended June 30, 2006, to $1.1 million for the three months ended June 30, 2007. This decrease was primarily due to a decrease in payroll and related costs of $0.1 million as a result of fewer projects in progress. In addition, expenses incurred for the West Virginia University projects decreased by approximately $0.1 million as a result of the progress of those projects during the respective periods. Third-party development and management services expenses for the full year 2007 will be dependent on the level of awards we pursue, and as previously mentioned, any pre-development costs charged against income for projects which did not close.

General and Administrative

General and administrative expenses increased approximately $0.4 million, from $1.8 million during the three months ended June 30, 2006, to $2.2 million for the three months ended June 30, 2007. This increase was primarily due to a compensation charge of $0.3 million recorded during the three months ended June 30, 2007 related to the Company’s 2004 Outperformance Bonus Plan, which is more fully discussed in Note 9 to the accompanying Notes to Consolidated Financial Statements contained in Item 1 herein. We anticipate general and administrative expenses to increase substantially in 2007 (assuming that our current stock price does not significantly decrease) as a result of additional compensation expense recorded to reflect the value of the 2004 Outperformance Bonus Plan, should the awards vest during the third quarter as a result of the Company achieving the predefined performance measures. In addition, we anticipate increases in payroll and other related costs for the full year 2007 due to increases in corporate staffing levels experienced as a result of the recent growth of our owned portfolio.

Depreciation and Amortization

Depreciation and amortization increased by $0.9 million, from $6.9 million during the three months ended June 30, 2006 to $7.8 million for the three months ended June 30, 2007. This increase was due to the acquisition of four properties during the first quarter of 2007 and the completion of construction and opening of an owned development project in August 2006. We expect depreciation and amortization in 2007 to increase significantly from 2006 primarily due to a full year’s depreciation on properties acquired and placed in service during 2006 and the recently completed 2007 acquisitions.

Ground Lease Expense

Ground lease expense increased by $0.2 million, from $0.3 million during the three months ended June 30, 2006 to $0.5 million for the three months ended June 30, 2007. This increase was primarily the result of the refinancing of the Cullen Oaks loans in February 2007, which reduced debt service expense and therefore increased the amount of cash flow available for distribution.

Interest Income

Interest income increased by $0.2 million, from $0.1 million during the three months ended June 30, 2006 to $0.3 million for the three months ended June 30, 2007. This increase was primarily due to interest earned during the three months ended June 30, 2007 on the remaining proceeds from our September 2006 equity offering and net proceeds from the disposition of an owned property in December 2006.

Interest Expense

Interest expense decreased $0.2 million, from $7.1 million during the three months ended June 30, 2006, to $6.9 million for the three months ended June 30, 2007. This decrease was primarily due to a $1.1 million decrease in interest expense on our revolving credit facility as a result of a decrease in the weighted average balance from $72.2 million to $2.0 million for the three months ended June 30, 2006 and 2007, respectively. In addition, capitalized interest increased by $0.2 million as a result of more owned properties being under development during the three months ended June 30, 2007 as compared to the same period in 2006. These decreases were offset by additional interest incurred during the three months ended June 30, 2007 associated with debt assumed in connection with the previously mentioned 2007 property acquisitions, net of the amortization of debt premiums and discounts recorded to reflect the market value of debt assumed. We anticipate that interest expense in 2007 will increase from 2006 levels due to interest expense assumed or incurred in connection with property acquisitions and increases in potential borrowing rates that may impact our floating rate on our credit facility.

Minority Interests

The variance in minority interests is primarily due to a decrease in the Company’s net loss position for the three months ended June 30, 2007 as compared to the same period in 2006. Minority interests represent external partners in our Operating Partnership as well as certain third-party partners in joint ventures consolidated by us for financial reporting purposes. Accordingly, these external partners are allocated their share of income/loss during the respective reporting periods. See Note 7 in the accompanying Notes to Consolidated Financial Statements contained in Item 1 herein for a detailed discussion of minority interests.

Discontinued Operations

Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, requires, among other items, that the operating results of real estate properties sold or classified as held for sale be included in discontinued operations in the statements of operations for all periods presented.  The Village on University, an owned off-campus property, was sold in December 2006. As such, the net income attributable to this property is included in discontinued operations for the three months ended June 30, 2006. Refer to Note 4 in the accompanying Notes to Consolidated Financial Statements contained in Item 1 herein for a more detailed description of discontinued operations.

Comparison of the Six Months Ended June 30, 2007 and June 30, 2006

The following table presents our results of operations for the six months ended June 30, 2007 and 2006, including the amount and percentage change in these results between the two periods:

	Six Months Ended June 30,
	2007	2006	Change ($)	Change (%)
Revenues:
Owned off-campus properties	$55,152	$40,347	$14,805	36.7%
On-campus participating properties	10,077	9,479	598	6.3%
Third party development services	1,051	2,734	(1,683)	(61.6%)
Third party management services	1,372	1,353	19	1.4%
Resident services	664	665	(1)	(0.2%)
Total revenues	68,316	54,578	13,738	25.2%

Operating Expenses:
Owned off-campus properties	24,908	18,532	6,376	34.4%
On-campus participating properties	4,525	4,205	320	7.6%
Third party development and management services	2,441	3,064	(623)	(20.3%)
General and administrative	13,518	3,411	10,107	296.3%
Depreciation and amortization	14,738	11,937	2,801	23.5%
Ground/facility leases	790	438	352	80.4%
Total operating expenses	60,920	41,587	19,333	46.5%

Operating income	7,396	12,991	(5,595)	(43.1%)

Nonoperating income and (expenses):
Interest income	1,021	329	692	210.3%
Interest expense	(13,380)	(12,402)	(978)	7.9%
Amortization of deferred financing costs	(612)	(744)	132	(17.7%)
Total nonoperating expenses	(12,971)	(12,817)	(154)	1.2%

(Loss) income before income taxes, minority interests and discontinued operations	(5,575)	174	(5,749)	(3304.0%)
Income tax provision	(120)	-	(120)	(100.0%)
Minority interests	232	53	179	337.7%
(Loss) income from continuing operations	(5,463)	227	(5,690)	(2506.6%)
Discontinued operations:
Income attributable to discontinued operations	-	1,370	(1,370)	(100.0%)
Net (loss) income	$(5,463)	$1,597	$(7,060)	(442.1%)

Owned Off-Campus Properties Operations

Revenues from our owned off-campus properties for the six months ended June 30, 2007 compared with the same period in 2006 increased by $14.8 million primarily due to the acquisition of four properties during the first quarter of 2007, the acquisition of a thirteen-property portfolio (the “Royal Portfolio”) in March 2006, and the completion of construction and opening of an owned development project in August 2006. Operating expenses increased approximately $6.4 million for the six months ended June 30, 2007 compared with the same period in 2006, primarily due to the same factors which affected the increase in revenues.

New Property Operations. In January 2007 we acquired Village on Sixth and in February 2007 we acquired the Edwards Portfolio. In March 2006, we also acquired the thirteen-property Royal Portfolio, consisting of 5,745 beds. Finally, in August 2006, we completed construction of and opened Callaway Villas. These new properties contributed $13.8 million of additional revenues and $5.9 million of additional operating expenses during the six months ended June 30, 2007 as compared to the six months ended June 30, 2006.

Same Store Property Operations (Excluding New Property Activity). We had 18 properties containing 9,991 beds which were operating during both the six month periods ended June 30, 2007 and 2006. These properties produced revenues of $32.7 million and $31.7 million during the six month periods ended June 30, 2007 and 2006, respectively, an increase of $1.0 million. This increase was primarily due to an increase in average rental rates and other income during the six months ended June 30, 2007 as compared to the same period in 2006, which was offset by a slight decrease in average occupancy rates from 97.2% during the six months ended June 30, 2006 to 96.6% during the six months ended June 30, 2007.

At these existing properties, operating expenses increased by $0.5 million, to $14.1 million during the six months ended June 30, 2007 as compared to $13.6 million during the six months ended June 30, 2006. This increase was primarily the result of an increase in property taxes, insurance and maintenance costs.

On-Campus Participating Properties (“OCPP”) Operations

Same Store OCPP Operations. We had four participating properties containing 4,519 beds which were operating during both the six month periods ended June 30, 2007 and 2006. Revenues from our same store on-campus participating properties increased to $10.1 million during the six months ended June 30, 2007 from $9.5 million for the six months ended June 30, 2006, an increase of $0.6 million. This increase was primarily due to an increase in average occupancy from 65.4% during the six months ended June 30, 2006 to 73.2% for the six months ended June 30, 2007, as well as an increase in average rental rates during the six months ended June 30, 2007 as compared to the same period in 2006. Occupancy at our on-campus participating properties is typically low in the second and third quarter of each calendar year due to the expiration of the nine month leases at these properties concurrent with the end of the spring semester.

At these existing properties, operating expenses increased to $4.5 million for the six months ended June 30, 2007 from $4.2 million for the six months ended June 30, 2006, an increase of $0.3 million. This increase was primarily the result of a timing difference as it relates to maintenance costs incurred at one of our on-campus participating properties and an increase in bad debt expense at two of our other on-campus participating properties.

Third Party Development Services Revenue

Third party development services revenue decreased by $1.7 million from $2.7 million during the six months ended June 30, 2006 to $1.0 million for the six months ended June 30, 2007. This decrease was primarily due to fewer projects in progress as well as a lower average contractual fee per project during the six months ended June 30, 2007 as compared to the same period in 2006. In addition, a lower percentage of the total contractual fees was recognized during the six months ended June 30, 2007 as compared to the same period in 2006. We had four projects in progress during the six months ended June 30, 2007 with an average contractual fee of approximately $1.6 million, as compared to the six months ended June 30, 2006 in which we had seven projects in progress with an average contractual fee of approximately $1.8 million. Also, due to differences in the percentage of construction completed during the periods, approximately 15.5% of the total contractual fees was recognized during the six months ended June 30, 2007, compared to approximately 21.2% for the six months ended June 30, 2006.

Third Party Development and Management Services Expenses

Third party development and management services expenses decreased by $0.6 million, from $3.0 million during the six months ended June 30, 2006, to $2.4 million for the six months ended June 30, 2007. This decrease was primarily due to a decrease in payroll and related costs of $0.3 million as a result of fewer projects in progress. In addition, expenses incurred for the West Virginia University projects decreased by approximately $0.2 million as a result of the progress of those projects during the respective periods.

General and Administrative

General and administrative expenses increased by $10.1 million, from $3.4 million during the six months ended June 30, 2006, to $13.5 million for the six months ended June 30, 2007. This increase was primarily due to a compensation charge of $9.9 million recorded during the six months ended June 30, 2007 related to the Company’s 2004 Outperformance Bonus Plan, which is more fully discussed in Note 9 to the accompanying Notes to Consolidated Financial Statements contained in Item 1 herein.

Depreciation and Amortization

Depreciation and amortization increased by $2.8 million, from $11.9 million during the six months ended June 30, 2006 to $14.7 million for the six months ended June 30, 2007. This increase was due to the acquisition of four properties during the first quarter of 2007, the acquisition of a thirteen-property portfolio in March 2006, and the completion of construction and opening of an owned development project in August 2006.

Ground Lease Expense

Ground lease expense increased by $0.4 million, from $0.4 million during the six months ended June 30, 2006 to $0.8 million for the six months ended June 30, 2007. This increase was primarily the result of the refinancing of the Cullen Oaks loans in February 2007, which reduced debt service expense and therefore increased the amount of cash flow available for distribution. In addition, we experienced a significant decrease in vacancies at one of our other on-campus participating properties which increased the amount of cash flow available for distribution.

Interest Income

Interest income increased by $0.7 million, from $0.3 million during the six months ended June 30, 2006 to $1.0 million for the six months ended June 30, 2007. This increase was primarily due to interest earned during the six months ended June 30, 2007 on the remaining proceeds from our September 2006 equity offering and net proceeds from the disposition of an owned property in December 2006.

Interest Expense

Interest expense increased $1.0 million, from $12.4 million during the six months ended June 30, 2006, to $13.4 million for the six months ended June 30, 2007. This increase was primarily due to additional interest incurred during the six months ended June 30 2007 associated with debt assumed or incurred in connection with the previously mentioned 2007 and 2006 property acquisitions, net of the amortization of debt premiums and discounts recorded to reflect the market value of debt assumed. This increase was offset by a $1.5 million decrease in interest expense on our revolving credit facility as a result of a decrease in the weighted average balance from $47.0 million to $1.0 million for the six months ended June 30, 2006 and 2007, respectively. In addition, capitalized interest increased by $0.3 million as a result of more owned properties being under development during the six months ended June 30, 2007 as compared to the same period in 2006.

Minority Interests

The variance in minority interests is primarily due to the Company being in a net income position for the six months ended June 30, 2006 as compared to a net loss position for the six months ended June 30, 2007. Minority interests represent external partners in our Operating Partnership as well as certain third-party partners in joint ventures consolidated by us for financial reporting purposes. Accordingly, these external partners are allocated their share of income/loss during the respective reporting periods.

Discontinued Operations

Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, requires, among other items, that the operating results of real estate properties sold or classified as held for sale be included in discontinued operations in the statements of operations for all periods presented.  The Village on University, an owned off-campus property, was sold in December 2006. As such, the net income attributable to this property is included in discontinued operations for the six months ended June 30, 2006.

Cash Flows

Comparison of Six Months Ended June 30, 2007 and June 30, 2006

Operating Activities

For the six months ended June 30, 2007, net cash provided by operating activities was approximately $9.6 million, as compared to $11.4 million for the six months ended June 30, 2006, a decrease of $1.8 million.  This decrease was primarily due to the partial payment in 2007 of secured promissory notes and cash retained by us related to the acquisition of the Royal Portfolio in March 2006 and the timing of financial aid received from Prairie View A&M University during the respective periods, offset by the timing of fees and reimbursables received related to our third party development projects.

Investing Activities

Investing activities utilized $82.9 million and $109.7 million for the six months ended June 30, 2007 and 2006, respectively. The decrease in cash utilized in investing activities during the six months ended June 30, 2007 related primarily to a $31.1 million decrease in the use of cash to acquire properties. We acquired the 13-property Royal Portfolio during the first quarter of 2006 as compared to four properties acquired during the first quarter of 2007. This decrease was offset by a $3.0 million increase in cash used to fund the construction of our owned development properties. During the six months ended June 30, 2007, three owned properties were under development while two properties were under development during the six months ended June 30, 2006, one of which was completed in Fall 2006. For the six months ended June 30, 2007 and 2006, our cash utilized in investing activities was comprised of the following:

	Six Months Ended June 30,
	2007	2006
Property acquisitions	$(38,161)	$(69,241)
Capital expenditures for on-campus participating properties	(227)	(120)
Capital expenditures for owned properties	(2,457)	(1,398)
Investment in owned properties under development	(41,503)	(38,551)
Purchase of corporate furniture, fixtures, and equipment	(516)	(363)
Total	$(82,864)	$(109,673)

Financing Activities

Cash provided by financing activities totaled $3.1 million and $83.1 million for the six months ended June 30, 2007 and 2006, respectively. The decrease in cash provided by financing activities was primarily the result of a $72.1 million decrease in proceeds received from our revolving credit facility, which was used to fund the acquisition of the Royal Portfolio during the first quarter of 2006. In addition, there was a $5.1 million increase in distributions to common and restricted stockholders and minority partners as a result of the September 2006 equity offering and the issuance of common and preferred units in the Operating Partnership as partial consideration for the purchase of the Royal Portfolio. These decreases were offset by a $2.9 million increase in proceeds from construction loans used to fund our owned development properties.

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

The following table reflects the amounts included in our consolidated financial statements for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues	$3,740	$3,497	$10,077	$9,479
Direct operating expenses (1)	(2,343)	(2,111)	(4,209)	(3,912)
Amortization	(1,065)	(1,014)	(2,126)	(2,046)
Amortization of deferred financing costs	(50)	(73)	(93)	(151)
Ground/facility leases (2)	(495)	(246)	(790)	(438)
Net operating (loss) income	(213)	53	2,859	2,932
Interest income	91	90	169	153
Interest expense (3)	(1,561)	(1,613)	(3,134)	(3,200)
Net loss	$(1,683)	$(1,470)	$(106)	$(115)

(1)
Excludes property management fees of $0.2 million for both the three month periods ended June 30, 2007 and 2006, and $0.5 million and $0.4 million for the six months ended June 30, 2007 and 2006, respectively. This expense and the corresponding fee revenue we recognized have been eliminated in consolidation. Also excludes allocation of expenses related to corporate management and oversight.

(2)
Represents the universities’ 50% share of the properties’ net cash available for distribution after payment of operating expenses, debt service (including payment of principal) and capital expenditures.

(3)
Debt service expenditures for these properties totaled $2.1 million for both the three month periods ended June 30, 2007 and 2006, and $4.3 million and $4.2 million for the six months ended June 30, 2007 and 2006, respectively.

Liquidity and Capital Resources

Cash Balances and Liquidity

As of June 30, 2007, excluding our on-campus participating properties, we had $15.7 million in cash and cash equivalents and restricted cash as compared to $83.5 million in cash and cash equivalents and restricted cash as of December 31, 2006. This decrease was primarily due to the use of the remaining proceeds from our September 2006 equity offering and December 2006 disposition of an owned off-campus property, The Village on University, to fund our recent property acquisitions and the construction of our owned development projects. Restricted cash primarily consists of escrow accounts held by lenders and resident security deposits, as required by law in certain states. Additionally, restricted cash as of June 30, 2007 also included $0.2 million of funds held in escrow in connection with potential development opportunities.

As of June 30, 2007, our short-term liquidity needs included, but were not limited to, the following: (i) anticipated distribution payments to our common and restricted stockholders totaling approximately $31.9 million based on an anticipated annual distribution of $1.35 per share based on the number of our shares outstanding as of June 30, 2007, including those distributions required to maintain our REIT status and satisfy our current distribution policy, (ii) anticipated distribution payments to our Operating Partnership unitholders totaling approximately $2.4 million based on an anticipated annual distribution of $1.35 per Common Unit and a cumulative preferential per annum cash distribution rate of 5.99% on our Series A Preferred Units based on the number of units outstanding as of June 30, 2007, (iii) remaining development costs on our Vista del Sol owned development project funded outside of the construction loan, estimated to be approximately $15.1 million, (iv) remaining development costs on our Villas at Chestnut Ridge owned development project funded outside of the construction loan, estimated to be approximately $0.4 million, (v) funds for other potential future acquisitions and development projects, including development expenditures for component II and III of the Arizona State University project which are estimated to range from $50.0 to $55.0 million, and (vi) potential payments to certain members of management and key employees under the 2004 Outperformance Bonus Plan, should the Compensation Committee of the Board of Directors elect to settle such awards in cash. We expect to meet our short-term liquidity requirements generally through net cash provided by operations, borrowings under our revolving credit facility, and offerings under a shelf registration statement under which we may offer up to $360 million of debt securities, preferred stock, common stock and securities warrants.

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

Availability under the revolving credit facility is limited to an "aggregate borrowing base amount" equal to the lesser of (i) 65% of the value of certain properties, calculated as set forth in the credit facility, and (ii) the adjusted net operating income from these properties divided by a formula amount. The facility bears interest at a variable rate, at the Company’s option, based upon a base rate or one-, two-, three-, or six-month LIBOR plus, in each case, a spread based upon the Company’s total leverage. Additionally, we are required to pay an unused commitment fee ranging from 0.15% to 0.20% per annum, depending on the aggregate unused balance. As of June 30, 2007, the balance outstanding on the revolving credit facility totaled $9.1 million, bearing interest at a weighted average rate of 6.71%, with remaining availability under the facility (subject to the satisfaction of certain financial covenants) totaling approximately $101.3 million.

The terms of the facility include certain restrictions and covenants, which limit, among other items, the incurrence of additional indebtedness, liens, and the disposition of assets. The facility contains customary affirmative and negative covenants and also contains financial covenants that, among other things, require us to maintain certain minimum ratios of "EBITDA" (earnings before interest, taxes, depreciation and amortization) to fixed charges. We may not pay distributions that exceed 100% of funds from operations for any four consecutive quarters. The financial covenants also include consolidated net worth and leverage ratio tests. As of June 30, 2007, we were in compliance with all such covenants.

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

Pre-Development Expenditures

Our third-party and owned development activities have historically required us to fund pre-development expenditures such as architectural fees, permits and deposits. The closing and/or commencement of construction of these development projects is subject to a number of risks such as our inability to obtain financing on favorable terms and delays or refusals in obtaining necessary zoning, land use, building, and other required governmental permits and authorizations As such, we cannot always predict accurately the liquidity needs of these activities. We frequently incur these pre-development expenditures before a financing commitment and/or required permits and authorizations have been obtained. Accordingly, we bear the risk of the loss of these pre-development expenditures if financing cannot ultimately be arranged on acceptable terms or we are unable to successfully obtain the required permits and authorizations. Historically, our third-party and owned development projects have been successfully structured and financed; however, these developments have at times been delayed beyond the period initially scheduled, causing revenue to be recognized in later periods. As of June 30, 2007, we had deferred approximately $4.6 million in pre-development costs related to third-party and owned development projects that have not yet commenced construction.

Indebtedness

As of June 30, 2007, we had approximately $538.0 million of outstanding consolidated indebtedness (excluding unamortized debt premiums/discounts of approximately $5.1 million), comprised of a $9.1 million balance on our unsecured revolving credit facility, $439.1 million in mortgage and construction loans secured by 32 of our owned off-campus properties, $33.1 million in mortgage loans secured by two phases of an on-campus participating property, and $56.7 million in bond issuances secured by three of our on-campus participating properties. The weighted average interest rate on our consolidated indebtedness as of June 30, 2007 was 6.51%. As of June 30, 2007, approximately 8.8% of our total consolidated indebtedness was variable rate debt, comprised of our revolving credit facility and our University Centre construction loan discussed below.

Owned Off-Campus Properties

The weighted average interest rate of the $400.3 million of owned off-campus mortgage debt was 6.34% as of June 30, 2007. Each of the 32 mortgages is a non-recourse obligation subject to customary exceptions. Each of these mortgages has a 30-year amortization, and none are cross-defaulted or cross-collateralized to any other indebtedness. The loans generally may not be prepaid prior to maturity; in certain cases prepayment is allowed, subject to prepayment penalties.

The development and construction of University Centre, an owned off-campus property scheduled to complete construction and open for occupancy in Fall 2007, is partially financed with a construction loan. The loan amount is $45.5 million and for each borrowing we have the option of choosing the Prime rate or one-, two-, or three-month LIBOR plus 1.50%. The loan requires payments of interest only during the term of the loan and any accrued interest and outstanding borrowings become due on the maturity date of October 1, 2008. As of June 30, 2007, the balance outstanding on the construction loan totaled $38.8 million, bearing interest at a rate of 6.82%.

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

Cullen Oaks Phase I and Phase II loans are currently encumbered by mortgage loans with balances as of June 30, 2007 of approximately $16.5 million and $16.6 million, respectively. In February 2007, we extended the maturity date of these loans to February 2014 and the loans bear interest at a rate of LIBOR plus 1.35%. These loans require payments of interest only through May 2008 and monthly payments of principal and interest from May 2008 through the maturity date. In connection with these loan extensions, we terminated the existing interest rate swap agreement on the Cullen Oaks Phase I loan and entered into a new interest rate swap agreement effective February 15, 2007 through February 15, 2014, that is designated to hedge our exposure to fluctuations on interest payments attributed to changes in interest rates associated with payments on the Cullen Oaks Phase I and Phase II loans. Under the terms of the interest rate swap agreement, we pay a fixed rate of 6.69% and receive a floating rate of LIBOR plus 1.35%. Pursuant to the Leases, in the event the leasehold estate does not achieve Financial Break Even (defined as revenues less operating expenses, excluding management fees, less debt service), the applicable Lessor would be required to make a rental payment, also known as the Contingent Payment, sufficient to achieve Financial Break Even. The Contingent Payment provision remains in effect until such time as any financing placed on the facilities would receive an investment grade rating without the Contingent Payment provision. In the event that the Lessor is required to make a Contingent Payment, future net cash flow distributions would be first applied to repay such Contingent Payments and then to unpaid management fees prior to normal distributions. In turn, we have guaranteed payment of this property’s indebtedness.

The weighted average interest rate of the indebtedness encumbering our on-campus participating properties was 7.16% at June 30, 2007.

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

The following table presents a reconciliation of our FFO to our net income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net (loss) income	$(785)	$(2,067)	$(5,463)	$1,597
Minority interests	26	(181)	(232)	(53)
Real estate related depreciation and amortization:
Total depreciation and amortization	7,768	7,178	14,738	12,453
Corporate furniture, fixtures, and equipment depreciation	(175)	(135)	(269)	(255)
Funds from operations (1)	$6,834	$4,795	$8,774	$13,742

FFO per share - diluted (1)	$0.27	$0.24	$0.35	$0.73

Weighted average common shares outstanding - diluted	25,423,486	19,645,287	25,409,100	18,914,672

(1)
During the three and six months ended June 30, 2007, we recorded a compensation charge of approximately $0.3  and $9.9 million, or $0.01 and $0.39 per fully diluted share, respectively, related to the 2004 Outperformance Bonus  Plan. Excluding this compensation charge, FFO for the three and six months ended June 30, 2007 would have been  $7.1 million and $18.7 million, or $0.28 and $0.74 per fully diluted share, respectively. For a detailed discussion of  the 2004 Outperformance Bonus Plan, refer to Note 9 in the accompanying Notes to Consolidated Financial  Statements contained in Item 1 herein.

While our on-campus participating properties contributed $3.7 million and $3.5 to our revenues for the three months ended June 30, 2007 and 2006, respectively, and $10.1 million and $9.5 million to our revenues for the six months ended June 30, 2007 and 2006, respectively, under our participating ground leases, we and the participating university systems each receive 50% of the properties’ net cash available for distribution after payment of operating expenses, debt service (which includes significant amounts towards repayment of principal) and capital expenditures. A substantial portion of our revenues attributable to these properties is reflective of cash that is required to be used for capital expenditures and for the amortization of applicable property indebtedness. These amounts do not increase our economic interest in these properties or otherwise benefit us since our interest in the properties terminates upon the repayment of the applicable property indebtedness.

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

Funds From Operations—Modified for Operational Performance of On-Campus Participating Properties:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Funds from operations	$6,834	$4,795	$8,774	$13,742
Elimination of operations of on-campus participating properties:
Net loss from on-campus participating properties	1,683	1,470	106	115
Amortization of investment in on-campus participating properties	(1,065)	(1,014)	(2,126)	(2,046)
	7,452	5,251	6,754	11,811
Modifications to reflect operational performance of on-campus participating properties:
Our share of net cash flow (1)	495	246	790	438
Management fees	173	166	463	444
On-campus participating properties development fees (2)	-	305	-	305
Impact of on-campus participating properties	668	717	1,253	1,187
Funds from operations - modified for operational performance of on-campus participating properties (“FFOM”) (3)	$8,120	$5,968	$8,007	$12,998

FFOM per share - diluted (3)	$0.32	$0.30	$0.32	$0.69

Weighted average common shares outstanding - diluted	25,423,486	19,645,287	25,409,100	18,914,672

(1)
50% of the properties’ net cash available for distribution after payment of operating expenses, debt service (including repayment of principal) and capital expenditures. Represents amounts accrued for the interim periods.

(2)
Development and construction management fees, including construction savings earned under the general construction contract, related to Cullen Oaks on-campus participating property, which was completed in August 2005.

(3)
During the three and six months ended June 30, 2007, we recorded a compensation charge of approximately $0.3 and $9.9 million, or $0.01 and $0.39 per fully diluted share, respectively, related to the 2004 Outperformance Bonus Plan. Excluding this compensation charge, FFOM for the three and six months ended June 30, 2007 would have been $8.4 million and $17.9 million, or $0.33 and $0.71 per fully diluted share, respectively. For a detailed discussion of the 2004 Outperformance Bonus Plan, refer to Note 9 in the accompanying Notes to Consolidated Financial Statements contained in Item 1 herein.

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

PART II.   OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders

(a)	The annual meeting of shareholders of the Company was held on May 3, 2007.

(b)
The following individuals were reelected as members of the Company’s Board of Directors at the annual meeting held on May 3, 2007: William C. Bayless, Jr., R.D. Burck (Chairman), G. Steven Dawson, Cydney C. Donnell, Edward Lowenthal, Brian B. Nickel, Scott H. Rechler, Winston W. Walker.

(c)	The following votes were taken in connection with the election of the members of the Company’s Board of Directors at the annual meeting:

Board Member	Votes in Favor	Votes Withheld
William C. Bayless, Jr.	21,245,379	279,717
R.D. Burck	21,409,890	115,206
G. Steven Dawson	21,384,900	140,196
Cydney C. Donnell	21,411,657	113,439
Edward Lowenthal	21,404,278	120,818
Brian B. Nickel	21,112,639	412,457
Scott H. Rechler	11,094,585	10,430,511
Winston W. Walker	21,410,715	114,381

(d)
The appointment of Ernst & Young LLP as independent public accountants to audit our consolidated financial statements for the year ending December 31, 2007, was ratified with 21,499,521 affirmative votes cast, 19,992 negative votes cast and 5,583 abstentions. The affirmative vote of the holders of a majority of the outstanding shares of common stock represented at the annual meeting was required to ratify the appointment of Ernst & Young LLP.

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

Dated:	August 9, 2007

AMERICAN CAMPUS COMMUNITIES, INC.

By:	/s/ William C. Bayless, Jr.
William C. Bayless, Jr. President and Chief Executive Officer

By:	/s/ Brian B. Nickel
Brian B. Nickel Executive Vice President, Chief Financial Officer and Secretary

By:	/s/ Jonathan A. Graf
Jonathan A. Graf Senior Vice President, Chief Accounting Officer and Treasurer