Form 10-Q
period 2007-09-30
AMERICAN CAMPUS COMMUNITIES INC
filed 2007-11-09
CIK 1283630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007.

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

There were 27,275,491 shares of American Campus Communities, Inc.'s common stock with a par value of $0.01 per share outstanding as of the close of business on November 5, 2007.

FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2007

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30, 2007	December 31, 2006
	(Unaudited)
Assets

Investments in real estate:
Owned properties, net	$903,349	$694,197
On-campus participating properties, net	73,896	76,688
Investments in real estate, net	977,245	770,885

Cash and cash equivalents	10,852	79,107
Restricted cash	14,025	11,260
Student contracts receivable, net	4,316	3,129
Other assets	25,979	20,000

Total assets	$1,032,417	$884,381

Liabilities and stockholders’ equity

Liabilities:
Secured debt	$543,685	$432,294
Unsecured revolving credit facility	47,900	-
Accounts payable and accrued expenses	14,424	13,616
Other liabilities	45,354	29,436
Total liabilities	651,363	475,346

Minority interests	31,648	39,561

Commitments and contingencies (Note 11)

Stockholders’ equity:
Common shares, $.01 par value, 800,000,000 shares authorized, 23,587,499 and 22,903,073 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	236	229
Additional paid in capital	394,883	382,367
Accumulated earnings and distributions	(45,056)	(13,533)
Accumulated other comprehensive (loss) income	(657)	411
Total stockholders’ equity	349,406	369,474

Total liabilities and stockholders’ equity	$1,032,417	$884,381

See accompanying notes to consolidated financial statements

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues:
Owned off-campus properties	$30,045	$24,340	$85,197	$64,687
On-campus participating properties	4,083	3,971	14,160	13,450
Third party development services	1,347	1,693	2,325	4,355
Third party development services – on-campus participating properties	36	36	109	108
Third party management services	627	491	1,999	1,844
Resident services	380	328	1,044	993
Total revenues	36,518	30,859	104,834	85,437

Operating expenses:
Owned off-campus properties	16,368	13,178	41,276	31,710
On-campus participating properties	2,317	2,455	6,842	6,660
Third party development and management services	1,484	1,338	3,925	4,402
General and administrative	2,286	1,468	15,804	4,879
Depreciation and amortization	7,797	6,735	22,535	18,672
Ground/facility leases	473	238	1,263	676
Total operating expenses	30,725	25,412	91,645	66,999

Operating income	5,793	5,447	13,189	18,438

Nonoperating income and (expenses):
Interest income	221	294	1,242	623
Interest expense	(7,560)	(7,445)	(20,940)	(19,847)
Amortization of deferred financing costs	(324)	(334)	(936)	(1,078)
Total nonoperating expenses	(7,663)	(7,485)	(20,634)	(20,302)

Loss before income taxes, minority interests, and discontinued operations	(1,870)	(2,038)	(7,445)	(1,864)
Income tax provision	(576)	-	(696)	-
Minority interests	77	149	309	202
Loss from continuing operations	(2,369)	(1,889)	(7,832)	(1,662)

Discontinued operations:
Income attributable to discontinued operations	-	278	-	1,648
Net loss	$(2,369)	$(1,611)	$(7,832)	$(14)

Loss per share – basic:
Loss from continuing operations per share	$(0.10)	$(0.10)	$(0.34)	$(0.09)
Net loss per share	$(0.10)	$(0.09)	$(0.34)	$-
Loss per share – diluted:
Loss from continuing operations per share	$(0.10)	$(0.10)	$(0.33)	$(0.11)
Net loss per share	$(0.10)	$(0.09)	$(0.33)	$(0.02)

Weighted average common shares outstanding:
Basic	23,563,651	18,218,128	23,261,475	17,553,627
Diluted	25,320,144	20,535,276	25,273,845	19,397,571

Distributions declared per common share	$0.3375	$0.3375	$1.0125	$1.0125

See accompanying notes to consolidated financial statements

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2007	2006
Net loss	$(7,832)	$(14)

Other comprehensive loss:
Change in fair value of interest rate swaps	(917)	(43)
Net comprehensive loss	$(8,749)	$(57)

See accompanying notes to consolidated financial statements

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2007	2006
Operating activities
Net loss	$(7,832)	$(14)
Adjustments to reconcile net loss to net cash provided by operating activities:
Minority interests share of loss	(309)	(202)
Depreciation and amortization	22,535	19,305
Amortization of deferred financing costs and debt premiums/discounts	(165)	98
Share-based compensation	4,662	568
Amortization of gain on interest rate swap termination	(151)	-
Income tax provision	696	-
Changes in operating assets and liabilities:
Restricted cash	(2,116)	(1,283)
Student contracts receivable, net	(1,137)	(418)
Other assets	(5,471)	(5,697)
Accounts payable and accrued expenses	(8)	6,517
Other liabilities	998	467
Net cash provided by operating activities	11,702	19,341
Investing activities
Cash paid for property acquisitions	(43,183)	(69,633)
Investments in owned properties	(92,863)	(66,209)
Investments in on-campus participating properties	(402)	(395)
Purchase of corporate furniture, fixtures and equipment	(347)	(442)
Net cash used in investing activities	(136,795)	(136,679)
Financing activities
Proceeds from sale of common stock	-	140,036
Offering costs	-	(6,755)
Proceeds from revolving credit facility, net of paydowns	47,900	-
Proceeds from construction loans	30,613	33,541
Paydown of construction loan	-	(20,224)
Principal payments on debt	(6,251)	(5,153)
Change in construction accounts payable	12,165	4,184
Debt issuance and assumption costs	(1,638)	(1,823)
Distributions to common and restricted stockholders	(23,722)	(17,524)
Distributions to minority partners	(2,229)	(1,340)
Net cash provided by financing activities	56,838	124,942
Net change in cash and cash equivalents	(68,255)	7,604
Cash and cash equivalents at beginning of period	79,107	24,641
Cash and cash equivalents at end of period	$10,852	$32,245
Supplemental disclosure of non-cash investing and financing activities
Loans assumed in connection with property acquisitions	$(88,307)	$(123,649)
Contribution of land from minority partner in development joint venture	$2,756	$-
Issuance of Common Units in connection with property acquisitions	$-	$(49,096)
Issuance of Preferred Units in connection with property acquisitions	$-	$(3,075)
Change in fair value of derivative instruments, net	$(917)	$(43)
Supplemental disclosure of cash flow information
Interest paid	$22,787	$21,771

See accompanying notes to consolidated financial statements

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

As of September 30, 2007, the Company’s property portfolio contained 43 student housing properties with approximately 26,900 beds and approximately 8,900 apartment units, consisting of 39 owned properties that are in close proximities to colleges and universities and four on-campus participating properties operated under ground/facility leases with the related university systems.  These communities contain modern housing units, offer resort-style amenities and are supported by a classic resident assistant system and other student-oriented programming.

Through the TRS, the Company also provides construction management and development services for student housing properties owned by colleges and universities, charitable foundations, and others.  As of September 30, 2007, the Company provided third party management and leasing services for 13 student housing properties (nine of which the Company served as the third party developer and construction manager) that represented approximately 8,900 beds in approximately 3,100 units.  Third party management and leasing services are typically provided pursuant to multi-year management contracts that have initial terms that range from one to five years.  As of September 30, 2007, the Company’s total owned and managed portfolio included 56 properties with approximately 35,800 beds in approximately 12,000 units.

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

Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 became effective on January 1, 2007.  The Company, or its subsidiaries, files income tax returns in the U.S. Federal jurisdiction and various states’ jurisdictions.  Open tax years for federal income tax purposes generally include tax years 2004-2006 as of the date of adoption.  The Company adopted the provisions of FIN 48 on January 1, 2007.  The Company does not have any material unrecognized tax benefits; therefore, the adoption of FIN 48 did not have a material impact on the Company’s consolidated financial statements.

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

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Interim Financial Statements

The accompanying interim financial statements are unaudited, but have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission.  Accordingly, they do not include all disclosures required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included.  Because of the seasonal nature of the Company’s operations, the results of operations and cash flows for any interim period are not necessarily indicative of results for other interim periods or for the full year.  These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

The cost of buildings and improvements includes the purchase price of the property, including legal fees and acquisition costs.  Project costs directly associated with the development and construction of an owned real estate project, which include interest, property taxes, and amortization of deferred finance costs, are capitalized as construction in progress.  Upon completion of the project, costs are transferred into the applicable asset category and depreciation commences.  Interest totaling approximately $1.4 million and $0.8 million was capitalized during the three months ended September 30, 2007 and 2006, respectively, and $4.0 million and $2.1 million was capitalized during the nine months ended September 30, 2007 and 2006, respectively.  Amortization of deferred financing costs totaling approximately $0.1 million and $82,000 was capitalized during the three months ended September 30, 2007 and 2006, respectively, and approximately $0.3 million and $0.2 million was capitalized during the nine months ended September 30, 2007 and 2006, respectively.

Management assesses whether there has been an impairment in the value of the Company’s investments in real estate whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Impairment is recognized when estimated expected future cash flows (undiscounted and before interest charges) are less than the carrying value of the property. The estimation of expected future net cash flows is inherently uncertain and relies on assumptions regarding current and future economics and market conditions.  If such conditions change, then an adjustment to the carrying value of the Company’s long-lived assets could occur in the future period in which the conditions change. To the extent that a property is impaired, the excess of the carrying amount of the property over its estimated fair value is charged to earnings. The Company believes that there were no impairments of the carrying values of its investments in real estate as of September 30, 2007.

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

Intangible Assets

In connection with property acquisitions completed during the nine months ended September 30, 2007 and 2006, the Company capitalized approximately $1.2 million and $2.3 million, respectively, related to management’s estimate of the fair value of the in-place leases assumed.  These intangible assets are amortized on a straight-line basis over a term of approximately six months, which represents the average remaining term of the underlying leases.  The amortization is included in depreciation expense in the accompanying consolidated statements of operations.  See Note 3 for a detailed discussion of the property acquisitions completed during the nine months ended September 30, 2007.

Debt Premiums and Discounts

Debt premiums and discounts represent fair value adjustments to account for the difference between the stated rates and market rates of debt assumed in connection with the Company’s property acquisitions.  The debt premiums and discounts are amortized to interest expense over the term of the related loans using the effective-interest method.  As of September 30, 2007 and December 31, 2006, unamortized debt premiums were $5.4 million and $6.4 million, respectively, and unamortized debt discounts were $0.7 million and $0.4 million, respectively.  Debt premiums and discounts are included in secured debt on the accompanying consolidated balance sheets.

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

Pre-development expenditures such as architectural fees, permits and deposits associated with the pursuit of third-party and owned development projects are expensed as incurred, until such time that management believes it is probable that the contract will be executed and/or construction will commence.  Because the Company frequently incurs these pre-development expenditures before a financing commitment and/or required permits and authorizations have been obtained, the Company bears the risk of loss of these pre-development expenditures if financing cannot ultimately be arranged on acceptable terms or the Company is unable to successfully obtain the required permits and authorizations.  As such, management evaluates the status of third-party and owned projects that have not yet commenced construction on a periodic basis and expenses any deferred costs related to projects whose current status indicates the commencement of construction is unlikely and/or the costs may not provide future value to the Company in the form of revenues.  Such write-offs are included in third-party development and management services expenses (in the case of third-party development projects) or general and administrative expenses (in the case of owned development projects) on the accompanying consolidated statements of operations.  As of September 30, 2007, the Company has deferred approximately $8.2 million in pre-development costs related to third-party and owned development projects that have not yet commenced construction.   Such costs are included in other assets on the accompanying consolidated balance sheets.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock-Based Compensation

The Company accounts for equity based awards in accordance with SFAS No. 123 (R), Share-Based Payment. Accordingly, the Company has recognized compensation expense related to certain restricted stock awards (see Note 9) over the underlying vesting periods, which amounted to approximately $0.3 million and $0.2 million during the three months ended September 30, 2007 and 2006, respectively, and $1.0 million and $0.6 million during the nine months ended September 30, 2007 and 2006, respectively.

The Company’s Outperformance Bonus Plan discussed in Note 9 vested on August 17, 2007.  Accordingly, the Compensation Committee of the Board of Directors elected to pay a portion of the awards to selected recipients in the form of profits interest units (“PIUs”), which are discussed in more detail in Note 7.  Approximately $3.7 million of the compensation charge recorded during the nine months ended September 30, 2007 reflects the settlement of the Outperformance Bonus Plan through the issuance of PIUs.

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

In August 2007, in connection with the vesting of the Company’s Outperformance Bonus Plan discussed in Note 9, a portion of the compensation expense associated with the awards was recorded by the TRS.  As a result, the Company determined that it was more likely than not that the Company would not realize the benefit of its deferred tax asset and increased its valuation allowance by a discrete item of $0.5 million, which is reflected in income tax provision in the accompanying consolidated statements of operations.

Earnings Per Share

Basic earnings per share is computed using net income (loss) and the weighted average number of shares of the Company’s common stock outstanding during the period, including restricted stock units (“RSUs”) issued to outside directors.  RSUs are included in both basic and diluted weighted average common shares outstanding because they were fully vested on the date of grant and all conditions required in order for the recipients to earn the RSUs have been satisfied.  Diluted earnings per share reflects weighted average common shares issuable from the assumed conversion of restricted stock awards (“RSAs”) granted to employees, PIUs, and common and preferred units of limited partnership interest in the Operating Partnership (“Common Units” and “Series A Preferred Units,” respectively).  See Note 7 for a discussion of PIUs, Common Units and Series A Preferred Units.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of the elements used in calculating basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Basic earnings per share calculation:
Loss from continuing operations	$(2,369)	$(1,889)	$(7,832)	$(1,662)
Discontinued operations	-	278	-	1,648
Net loss	$(2,369)	$(1,611)	$(7,832)	$(14)

Loss from continuing operations – per share	$(0.10)	$(0.10)	$(0.34)	$(0.09)
Income from discontinued operations – per share	$-	$0.01	-	$0.09
Net (loss) income – per share	$(0.10)	$(0.09)	$(0.34)	$-

Basic weighted average common shares outstanding	23,563,651	18,218,128	23,261,475	17,553,627

Diluted earnings per share calculation:
Loss from continuing operations	$(2,369)	$(1,889)	$(7,832)	$(1,662)
Series A Preferred Unit distributions	46	46	138	107
Loss from continuing operations allocated to Common Units	(152)	(255)	(569)	(546)
Loss from continuing operations, as adjusted	(2,475)	(2,098)	(8,263)	(2,101)
Discontinued operations	-	278	-	1,648
Income from discontinued operations allocated to Common Units	-	28	-	130
Income from discontinued operations, as adjusted	-	306	-	1,778
Net loss, as adjusted	$(2,475)	$(1,792)	$(8,263)	$(323)

Loss from continuing operations – per share	$(0.10)	$(0.10)	$(0.33)	$(0.11)
Income from discontinued operations – per share	$-	$0.01	$-	$0.09
Net loss – per share	$(0.10)	$(0.09)	$(0.33)	$(0.02)

Basic weighted average common shares outstanding	23,563,651	18,218,128	23,261,475	17,553,627
Common Units/PIUs	1,641,530	2,202,185	1,897,407	1,753,826
Series A Preferred Units	114,963	114,963	114,963	90,118
Restricted stock awards (1)	-	-	-	-
Diluted weighted average common shares outstanding	25,320,144	20,535,276	25,273,845	19,397,571

(1)
173,569 and 101,963 weighted average restricted stock awards are excluded from diluted weighted average common shares outstanding for the three months ended September 30, 2007 and 2006, respectively, and 163,724 and 97,600 weighted average restricted stock awards are excluded from diluted weighted average common shares outstanding for the nine months ended September 30, 2007 and 2006, respectively, because they would be anti-dilutive due to the Company’s loss position for these periods.

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

In February 2007, the Company acquired a three property portfolio (the “Edwards Portfolio”) for a purchase price of $102.0 million, which excludes $3.7 million of anticipated transaction costs, initial integration expenses and capital expenditures necessary to bring these properties up to the Company’s operating standards.  As part of the transaction, the Company assumed $70.7 million in fixed-rate mortgage debt with a weighted average annual interest rate of 5.7% and an average remaining term to maturity of 8.5 years.  In August 2007, construction was completed on an additional phase at one of these properties.  As contemplated in the original transaction, concurrent with the completion of construction in August 2007, the Company purchased this additional phase consisting of 24 units and 84 beds, for approximately $4.6 million.

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

The acquired properties’ results of operations have been included in the accompanying consolidated statements of operations since their respective acquisition closing dates.  The following pro forma information for the three and nine months ended September 30, 2007 and 2006 presents consolidated financial information for the Company as if the property acquisitions discussed above, the Company’s 2006 acquisitions and the Company’s September 2006 equity offering had occurred at the beginning of the earliest period presented.  The unaudited pro forma information is provided for informational purposes only and is not indicative of results that would have occurred or which may occur in the future:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Total revenues	$36,518	$34,449	$107,072	$101,340
Net loss	$(2,105)	$(2,413)	$(6,411)	$(1,881)
Net loss per share – basic	$(0.09)	$(0.11)	$(0.28)	$(0.08)
Net loss per share – diluted	$(0.09)	$(0.10)	$(0.27)	$(0.08)

4.  Property Disposition and Discontinued Operations

The Company sold The Village on University, an owned off-campus property, in December 2006 for approximately $51.0 million, resulting in net cash proceeds of approximately $50.0 million.  As such, the net income attributable to this property is reflected in the accompanying consolidated statements of operations as discontinued operations in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  Below is a summary of the results of operations of the aforementioned property for all periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Total revenues	$-	$991	$-	$3,739
Total operating expenses	-	(716)	-	(2,094)
Operating income	-	275	-	1,645
Total nonoperating income	-	3	-	3
Net income	$-	$278	$-	$1,648

5.  Investments in Owned Properties

Owned properties consisted of the following:

	September 30, 2007	December 31, 2006
Land	$92,087	$75,263
Buildings and improvements	768,322	579,906
Furniture, fixtures and equipment	41,949	28,111
Construction in progress	64,704	56,958
	967,062	740,238
Less accumulated depreciation	(63,713)	(46,041)
Owned properties, net	$903,349	$694,197

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

In the event the Company seeks to sell its leasehold interest, the Leases provide the applicable Lessor with the right of first refusal of a bona fide purchase offer and an option to purchase the lessee’s rights under the applicable Lease.

In conjunction with the execution of each Lease, the Company has entered into separate five-year agreements to manage the related facilities for 5% of defined gross receipts. The five-year terms of the management agreements are not contingent upon the continuation of the Leases. Upon expiration of the initial five year terms, the agreements continue on a month-to-month basis.

On-campus participating properties are as follows:

			Historical Cost
Lessor/University	Lease Commencement	Required Debt Repayment (1)	September 30, 2007	December 31, 2006
Texas A&M University System / Prairie View A&M University (2)	2/1/96	9/1/23	$38,458	$38,277
Texas A&M University System / Texas A&M International	2/1/96	9/1/23	6,033	6,009
Texas A&M University System / Prairie View A&M University (3)	10/1/99	8/31/25 / 8/31/28	24,011	23,872
University of Houston System / University of Houston (4)	9/27/00	8/31/35	34,686	34,628
			103,188	102,786
Less accumulated amortization			(29,292)	(26,098)
On-campus participating properties, net			$73,896	$76,688

(1)	Represents the effective lease termination date. The Leases terminate upon the earlier to occur of the final repayment of the related debt or the end of the contractual lease term.
(2)	Consists of three phases placed in service between 1996 and 1998.
(3)	Consists of two phases placed in service in 2000 and 2003.
(4)	Consists of two phases placed in service in 2001 and 2005.

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

Equity interests in the Operating Partnership not owned by the Company are held in the form of PIUs, Common Units and Series A Preferred Units.  PIUs are a special class of partnership interests in the Operating Partnership and are convertible into an equal number of Common Units upon the occurrence of certain tax-related book-up events.  Common Units and Series A Preferred Units are exchangeable into an equal number of shares of the Company’s common stock, or, at the Company’s election, cash.  A PIU, Common Unit and a share of the Company’s common stock have essentially the same economic characteristics, as they effectively participate equally in the net income and distributions of the Operating Partnership.  Series A Preferred Units have a cumulative preferential per annum cash distribution rate of 5.99%, payable quarterly concurrently with the payment of dividends on the Company’s common stock.

Income or loss allocated to minority interests on the Company’s consolidated statements of operations includes the Series A Preferred Unit distributions as well as the pro rata share of the Operating Partnership’s net income or loss allocated to PIUs and Common Units.  The Common Unitholders’ minority interest in the Operating Partnership is reported at an amount equal to their ownership percentage of the net equity of the Operating Partnership at the end of each reporting period.  Common Units and Series A Preferred Units issued in connection with the 2006 acquisition of the Royal Portfolio became exchangeable into an equal number of shares of the Company’s common stock on March 1, 2007.  Subsequent to such date, 153,965 and 662,324 Common Units were converted into shares of the Company’s common stock during the three and nine months ended September 30, 2007, respectively.  Additionally, as partial consideration for the vesting of the Outperformance Bonus Plan, which occurred on August 17, 2007, 132,400 PIUs were issued to certain employees (see Note 9).  As of September 30, 2007 and December 31, 2006, approximately 7% and 9%, respectively, of the equity interests of the Operating Partnership was held by persons affiliated with Royal Properties and certain current and former members of management in the form of  PIUs, Common Units and Series A Preferred Units.

Minority interests also include the equity interests of unaffiliated joint venture partners in four joint ventures consolidated by the Company for financial reporting purposes.  Three of the joint ventures own and operate the Company’s Callaway House, University Village at Sweet Home and University Centre owned-off campus properties.  The other joint venture was formed to develop, own, and operate the Company’s Villas at Chestnut Ridge owned off-campus property, which is scheduled to open for occupancy in August 2008.

8.  Debt

A summary of the Company’s outstanding consolidated indebtedness, including unamortized debt premiums and discounts, is as follows:

	September 30, 2007	December 31, 2006
Debt secured by owned properties:
Mortgage loans payable	$398,811	$315,044
Construction loans payable	52,000	21,386
	450,811	336,430
Debt secured by on-campus participating properties:
Mortgage loans payable	33,155	16,513
Construction loan payable	-	16,710
Bonds payable	55,030	56,675
	88,185	89,898
Revolving credit facility	47,900	-
Unamortized debt premiums/discounts	4,689	5,966
Total debt	$591,585	$432,294

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

In connection with the February 2007 acquisition of the Edwards Portfolio (see Note 3), the Company assumed approximately $70.7 million in fixed-rate mortgage debt.  At the time of assumption, the debt had a weighted average interest rate of 5.7% and an average remaining term to maturity of 8.3 years.  Upon assumption of these three loans, the Company recorded debt premiums of approximately $0.1 million to reflect the estimated fair value of the debt assumed.  These three mortgage loans are secured by liens on the related properties.

Construction Loans

The development and construction of Vista del Sol, an owned on-campus property scheduled to complete construction and open for occupancy in August 2008, is partially financed with a construction loan.  The loan amount is $100.0 million and for each borrowing the Company has the option of choosing the Prime rate or one-, two-, or three-month LIBOR plus 1.45%.  The loan requires payments of interest only during the term of the loan and any accrued interest and outstanding borrowings become due on the maturity date of December 27, 2009.  The term of the loan can be extended through December 2011 through the exercise of two 12-month extension periods.  The Company began making draws under this construction loan during the three months ended September 30, 2007.  As of September 30, 2007, the balance outstanding on this construction loan totaled $5.7 million, bearing interest at a rate of 7.08%.

The development and construction of Villas at Chestnut Ridge, an owned off-campus property scheduled to complete construction and open for occupancy in August 2008, is partially financed with a construction loan.  The loan amount is $31.6 million and for each borrowing the Company has the option of choosing the Prime rate or one-, two-, three-, or six-month LIBOR plus 1.25%.  The loan requires payments of interest only during the term of the loan and any accrued interest and outstanding borrowings become due on the maturity date of June 4, 2009.  The term of the loan can be extended through June 2010 through the exercise of a 12-month extension period.  The Company began making draws under this construction loan during the three months ended September 30, 2007.  As of September 30, 2007, the balance outstanding on this construction loan totaled $2.7 million, bearing interest at a weighted average rate of 6.59%.

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

Availability under the revolving credit facility is limited to an "aggregate borrowing base amount" equal to the lesser of (i) 65% of the value of certain properties, calculated as set forth in the credit facility, and (ii) the adjusted net operating income from these properties divided by a formula amount.  The facility bears interest at a variable rate, at the Company’s option, based upon a base rate or one-, two-, three-, or six-month LIBOR plus, in each case, a spread based upon the Company’s total leverage.  Additionally, the Company is required to pay an unused commitment fee ranging from 0.15% to 0.20% per annum, depending on the aggregate unused balance.  As of September 30, 2007, the balance outstanding on the revolving credit facility totaled $47.9 million, bearing interest at a weighted average rate of 6.94%, with remaining availability under the facility (subject to the satisfaction of certain financial covenants) totaling approximately $66.8 million.  In October 2007, the Company paid off the entire balance on the revolving credit facility by using proceeds from an equity offering (See Note 13).

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The terms of the facility include certain restrictions and covenants, which limit, among other items, the incurrence of additional indebtedness, liens, and the disposition of assets. The facility contains customary affirmative and negative covenants and also contains financial covenants that, among other things, require the Company to maintain certain minimum ratios of "EBITDA" (earnings before interest, taxes, depreciation and amortization) to fixed charges.  The Company may not pay distributions that exceed 100% of funds from operations for any four consecutive quarters.  The financial covenants also include consolidated net worth and leverage ratio tests.  As of September 30, 2007, the Company was in compliance with all such covenants.

9.  Incentive Award Plan

The Company has adopted the 2004 Incentive Award Plan (the “Plan”).  The Plan provides for the grant to selected employees and directors of the Company and the Company’s affiliates of stock options, RSUs, RSAs, and other stock-based incentive awards.  The Company has reserved a total of 1,210,000 shares of the Company’s common stock for issuance pursuant to the Plan, subject to certain adjustments for changes in the Company’s capital structure, as defined in the Plan.  As of September 30, 2007, the Company has issued 484,173 awards under the Plan.  A summary of the Company’s stock-based incentive awards under the Plan as of September 30, 2007 and changes during the nine months ended September 30, 2007, is presented below:

	Common Units / PIUs		Restricted Stock Units (RSUs)		Restricted Stock Awards (RSAs)		Total
Outstanding at December 31, 2006	110,000		20,555		100,047		230,602
Granted	132,400	(1)	5,376	(2)	110,890	(4)	248,666
Vested / Settled in common shares	-		(4,029)	(3)	(18,073)		(22,102)
Settled in cash			(3,116)	(3)	-		(3,116)
Forfeited	-		-		(12,552)		(12,552)
Converted to common shares	(1,000)		-		-		(1,000)
Outstanding at September 30, 2007	241,400		18,786		180,312		440,498

(1)
The Outperformance Bonus Plan was adopted upon consummation of the Company’s IPO in August 2004, and consisted of awards to key employees equal to the value of 367,682 shares of the Company’s common stock.  Such awards vested on the third anniversary of the IPO (August 2007), upon the Company’s achievement of specified performance measures.  Upon vesting, the Compensation Committee of the Board of Directors exercised its permitted discretion and granted 132,400 of the awards to selected recipients in the form of PIUs, with the remainder of the awards paid in cash in the amount of $6.7 million.  During the three and nine months ended September 30, 2007, the Company recorded a compensation charge of approximately $0.5 million and $10.4 million to reflect the value of such awards.  As a result of the October 2007 equity offering discussed in Note 13, a book-up event occurred for tax purposes, resulting in the 132,400 PIUs being converted to Common Units of the Operating Partnership.

(2)
In May 2007, one outside member of the Board of Directors was granted RSUs valued at $35,000 and the remaining outside members were each granted RSUs valued at $25,000, with the number of RSUs determined based on the fair market value of the company’s stock on the date of grant, as defined in the Plan.  All awards vested immediately on the date of grant; accordingly, a compensation charge of approximately $0.2 million was recorded during the nine months ended September 30, 2007 related to these awards.

(3)
On August 17, 2004, in conjunction with the IPO, 7,145 RSUs were granted to certain outside members of the Board of Directors and these awards vested immediately on the date of grant.  On August 17, 2007, the third anniversary of the date of grant, as determined by the Compensation Committee of the Board of Directors, 4,029 RSUs were settled through the delivery of shares of common stock and 3,116 RSUs were settled in cash.

(4)
In 2007, the Company granted 110,890 RSAs to its executive officers and certain employees that primarily vest in equal annual installments over five years.  Unvested awards are forfeited upon the termination of an individual’s employment with the Company.  Recipients of RSAs receive dividends, as declared by the Company’s Board of Directors, on unvested shares provided that the respective recipient continues to be an employee of the Company.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In addition, the Company entered into an interest rate swap agreement effective February 15, 2007 through February 15, 2014, that is designated to hedge its exposure to fluctuations in interest payments attributed to changes in interest rates associated with payments on the Cullen Oaks Phase I and Phase II loans.  Under the terms of the interest rate swap agreement, the Company pays a fixed rate of 6.69% and receives a floating rate of LIBOR plus 1.35%.  The interest rate swap had an estimated negative fair value of approximately $0.9 million at September 30, 2007 and is reflected in other liabilities in the accompanying consolidated balance sheets.  Ineffectiveness resulting from the Company’s hedges is not material.

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

The Company’s estimated maximum exposure amount under the above guarantees is approximately $10.2 million

At September 30, 2007, management did not anticipate any material deviations from schedule or budget related to third-party development projects currently in progress.  The Company has estimated the fair value of guarantees entered into or modified after December 31, 2002, the effective date of FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, to be immaterial.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Owned Off-Campus Properties
Rental revenues	$30,425	$24,668	$86,241	$65,680
Interest income	74	79	245	127
Total revenues from external customers	30,499	24,747	86,486	65,807
Operating expenses before depreciation and amortization	16,307	13,105	41,024	31,402
Interest expense	6,464	5,113	18,020	13,788
Operating income before depreciation and amortization, minority interests and allocation of corporate overhead	$7,728	$6,529	$27,442	$20,617
Depreciation and amortization	$6,586	$5,563	$18,972	$15,201
Capital expenditures	$48,903	$26,260	$92,863	$66,209
Total segment assets at September 30,	$935,416	$710,141	$935,416	$710,141

On-Campus Participating Properties
Rental revenues	$4,083	$3,971	$14,160	$13,450
Interest income	116	102	285	255
Total revenues from external customers	4,199	4,073	14,445	13,705
Operating expenses before depreciation, amortization, and ground/facility leases	2,163	2,305	6,372	6,217
Ground/facility leases	473	238	1,263	676
Interest expense	1,548	1,638	4,683	4,838
Operating income (loss) before depreciation and amortization, minority interests and allocation of corporate overhead	$15	$(108)	$2,127	$1,974
Depreciation and amortization	$1,068	$1,037	$3,194	$3,083
Capital expenditures	$175	$275	$402	$395
Total segment assets at September 30,	$86,206	$88,735	$86,206	$88,735

Development Services
Development and construction management fees from external customers	$1,383	$1,729	$2,434	$4,463
Intersegment revenues	-	-	-	-
Total revenues	1,383	1,729	2,434	4,463
Operating expenses	1,543	1,150	3,978	3,618
Operating (loss) income before depreciation and amortization, minority interests and allocation of corporate overhead	$(160)	$579	$(1,544)	$845
Total segment assets at September 30,	$3,598	$6,275	$3,598	$6,275

Property Management Services
Property management fees from external customers	$627	$491	$1,999	$1,844
Intersegment revenues	1,043	862	3,084	2,535
Total revenues	1,670	1,353	5,083	4,379
Operating expenses	644	577	2,014	1,865
Operating income before depreciation and amortization, minority interests and allocation of corporate overhead	$1,026	$776	$3,069	$2,514
Total segment assets at September 30,	$1,851	$1,296	$1,851	$1,296

Reconciliations
Total segment revenues	$37,751	$31,902	$108,448	$88,354
Unallocated interest income earned on corporate cash	31	113	712	241
Elimination of intersegment revenues	(1,043)	(862)	(3,084)	(2,535)
Total consolidated revenues, including interest income	$36,739	$31,153	$106,076	$86,060
Segment operating income before depreciation, amortization, minority interests and allocation of corporate overhead	$8,609	$7,776	$31,094	$25,950
Depreciation and amortization, including amortization of deferred financing costs	(8,121)	(7,069)	(23,471)	(19,750)
Net unallocated expenses relating to corporate overhead	(2,358)	(2,745)	(15,068)	(8,064)
Income tax provision	(576)	-	(696)	-
Minority interests	77	149	309	202
Loss from continuing operations	$(2,369)	$(1,889)	$(7,832)	$(1,662)
Total segment assets at September 30,	$1,027,071	$806,447	$1,027,071	$806,447
Unallocated corporate assets and assets held for sale	5,346	57,982	5,346	57,982
Total assets at September 30,	$1,032,417	$864,429	$1,032,417	$864,429

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.   Subsequent Events

October 2007 Equity Offering:

On October 10, 2007, the Company completed an equity offering, consisting of the sale of 3,500,000 shares of the Company’s common stock at a price of $28.29 per share, resulting in gross proceeds of approximately $99.0 million.  The company received approximately $98.7 million in net proceeds after deducting estimated expenses of approximately $0.3 million.  The Company used $47.9 million to repay the outstanding balance on its revolving credit facility and $43.9 million to repay the outstanding balance on the University Centre construction loan.

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

As of September 30, 2007, our property portfolio contained 43 student housing properties with approximately 26,900 beds and approximately 8,900 apartment units, consisting of 39 owned properties that are in close proximities to colleges and universities and four on-campus participating properties operated under ground/facility leases with the related university systems.  These communities contain modern housing units, offer resort-style amenities and are supported by a resident assistant system and other student-oriented programming.

Through the TRS, we also provide construction management and development services for student housing properties owned by colleges and universities, charitable foundations, and others.  As of September 30, 2007, we provided third party management and leasing services for 13 student housing properties (nine of which we served as the third party developer and construction manager) that represented approximately 8,900 beds in approximately 3,100 units.  Third party management and leasing services are typically provided pursuant to multi-year management contracts that have initial terms that range from one to five years.  As of September 30, 2007, our total owned and managed portfolio included 56 properties with approximately 35,800 beds in approximately 12,000 units.

Third-Party Development Services

Our third-party development and construction management services as of September 30, 2007 consisted of four projects under contract and currently in progress with fees ranging from $0.2 million to $3.1 million.  As of September 30, 2007, fees of approximately $1.6 million remained to be earned by us with respect to these projects, which have scheduled completion dates of October 2007 through July 2009.

We recently completed two projects with a total of approximately 1,100 beds in approximately 338 units, with total fees of approximately $2.2 million.

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

In February 2007, we acquired a three property portfolio (the “Edwards Portfolio”) for a purchase price of $102.0 million, which excludes $3.7 million of anticipated transaction costs, initial integration expenses and capital expenditures necessary to bring these properties up to our operating standards.  As part of the transaction, we assumed $70.7 million in fixed-rate mortgage debt with a weighted average annual interest rate of 5.7% and an average remaining term to maturity of 8.5 years.  In August 2007, construction was completed on an additional phase at one of these properties.  As contemplated in the original transaction, concurrent with the completion of construction in August 2007, we purchased this additional phase consisting of 24 units and 84 beds, for approximately $4.6 million.

The Edwards Portfolio consists of one property in Lexington, Kentucky located near the campus of the University of Kentucky, one property in Toledo, Ohio located near the campus of the University of Toledo and one property in Ypsilanti, Michigan located near the campus of Eastern Michigan University.  Including the purchase of the additional phase discussed above, these three properties contain 763 units and 1,970 beds.

Owned Development Activities

University Centre: In August 2007, we completed the final stages of construction on this owned off-campus property located in Newark, New Jersey, which contains 838 beds in 234 units and serves students attending Newark and metro New York area colleges and universities.  Total development costs incurred for the project were approximately $77.8 million.

Vista del Sol: As of September 30, 2007, our Vista del Sol (formerly Arizona State University – South Campus Residential Community) owned on-campus property was under construction with total development costs estimated to be approximately $137.5 million.  The project, which is located in Tempe, Arizona, is scheduled to complete construction and open for occupancy in August 2008 and serves students attending Arizona State University.  As of September 30, 2007, the project was approximately 42% complete, and we estimate that remaining development costs will be approximately $86.0 million.  As of September 30, 2007, we have funded $37.5 million of the project’s development costs internally, with the remaining development costs to be funded through a construction loan.  We began drawing under this construction loan during the third quarter 2007.

Villas at Chestnut Ridge:  As of September 30, 2007, our Villas at Chestnut Ridge owned off-campus property was under construction with total development costs estimated to be approximately $34.8 million.  The project, which is located in Amherst, New York, is scheduled to complete construction and open for occupancy in August 2008, and serves students attending State University of New York - Buffalo.  As of September 30, 2007, the project was approximately 44% complete, and we estimate that remaining development costs will be approximately $18.8 million.  As of September 30, 2007, we have funded $3.2 million of the project’s development costs internally, with the remaining development costs to be funded through a construction loan.  We began drawing under this construction loan during the third quarter 2007.

Property Operations

As of September 30, 2007, our property portfolio consisted of the following:

PROPERTY	YEAR ACQUIRED / DEVELOPED (1)	LOCATION	PRIMARY UNIVERSITY SERVED	UNITS	BEDS
Owned properties:
1. Villas on Apache	1999	Tempe, AZ	Arizona State University Main Campus	111	288
2. The Village at Blacksburg	2000	Blacksburg, VA	Virginia Polytechnic Institute and State University	288	1,056
3. River Club Apartments	1999	Athens, GA	The University of Georgia–Athens	266	792
4. River Walk Townhomes	1999	Athens, GA	The University of Georgia–Athens	100	336
5. The Callaway House	2001	College Station, TX	Texas A&M University	173	538
6. The Village at Alafaya Club	2000	Orlando, FL	The University of Central Florida	228	839
7. The Village at Science Drive	2001	Orlando, FL	The University of Central Florida	192	732
8. University Village at Boulder Creek	2002	Boulder, CO	The University of Colorado at Boulder	82	309
9. University Village at Fresno	2004	Fresno, CA	California State University, Fresno	105	406
10. University Village at TU	2004	Philadelphia, PA	Temple University	220	749
11. University Club Tallahassee	2005	Tallahassee, FL	Florida State University	152	608
12. The Grove at University Club	2005	Tallahassee, FL	Florida State University	64	128
13. College Club Tallahassee	2005	Tallahassee, FL	Florida A&M University	96	384
14. The Greens at College Club	2005	Tallahassee, FL	Florida A&M University	40	160
15. University Club Gainesville	2005	Gainesville, FL	University of Florida	94	376
16. City Parc at Fry Street	2005	Denton, TX	University of North Texas	136	418
17. The Estates	2005	Gainesville, FL	University of Florida	396	1,044
18. University Village at Sweet Home	2005	Amherst, NY	State University of New York - Buffalo	269	828
19. Entrada Real	2006	Tucson, AZ	University of Arizona	98	363
20. Royal Oaks	2006	Tallahassee, FL	Florida State University	82	224
21. Royal Pavilion	2006	Tallahassee, FL	Florida State University	60	204
22. Royal Village Tallahassee	2006	Tallahassee, FL	Florida State University	75	288
23. Royal Village Gainesville	2006	Gainesville, FL	University of Florida	118	448
24. Northgate Lakes	2006	Orlando, FL	The University of Central Florida	194	710
25. Royal Lexington	2006	Lexington, KY	University of Kentucky	94	364
26. The Woods at Greenland	2006	Murfreesboro, TN	Middle Tennessee State University	78	276
27. Raiders Crossing	2006	Murfreesboro, TN	Middle Tennessee State University	96	276
28. Raiders Pass	2006	Lubbock, TX	Texas Tech University	264	828
29. Aggie Station	2006	College Station, TX	Texas A&M University	156	450
30. The Outpost San Marcos	2006	San Marcos, TX	Texas State University - San Marcos	162	486
31. The Outpost San Antonio	2006	San Antonio, TX	University of Texas – San Antonio	276	828
32. Callaway Villas	2006	College Station, TX	Texas A&M University	236	704
33. Village on Sixth	2007	Huntington, WV	Marshall University	248	752
34. Newtown Crossing (2)	2007	Lexington, KY	University of Kentucky	356	942
35. Olde Towne University Square	2007	Toledo, OH	University of Toledo	224	550
36. Peninsular Place	2007	Ypsilanti, MI	Eastern Michigan University	183	478
37. University Centre (3)	2007	Newark, NJ	Rutgers University, NJIT, Essex CCC	234	838
38. Vista del Sol (4)	2008	Tempe, AZ	Arizona State University	613	1,866
39. Villas at Chestnut Ridge (4)	2008	Amherst, NY	State University of New York - Buffalo	196	552
Total owned properties				7,055	22,418

PROPERTY	YEAR ACQUIRED / DEVELOPED (1)	LOCATION	PRIMARY UNIVERSITY SERVED	UNITS	BEDS

On-campus participating properties:
40. University Village—PVAMU	1996 / 97 / 98	Prairie View, TX	Prairie View A&M University	612	1,920
41. University College—PVAMU	2000 / 2003	Prairie View, TX	Prairie View A&M University	756	1,470
42. University Village—TAMIU	1997	Laredo, TX	Texas A&M International University	84	250
43. Cullen Oaks – Phase I and II	2001 / 2006	Houston, TX	The University of Houston	411	879
Total on-campus participating properties				1,863	4,519

Total – all properties				8,918	26,937

(1)	As of September 30, 2007, the average age of our operating properties was approximately 7.2 years.

(2)
In August 2007, construction was completed on an additional phase at this property.  As contemplated in the original transaction, concurrent with the completion of construction, we purchased this additional phase consisting of 24 units and 84 beds, for approximately $4.6 million.

(3)	Construction was completed and the property commenced operations in August 2007.

(4)	Currently under development with a scheduled completion date of August 2008.

Results of Operations

Comparison of the Three Months Ended September 30, 2007 and September 30, 2006

The following table presents our results of operations for the three months ended September 30, 2007 and 2006, including the amount and percentage change in these results between the two periods:

	Three Months Ended September 30,
	2007	2006	Change ($)	Change (%)
Revenues:
Owned off-campus properties	$30,045	$24,340	$5,705	23.4%
On-campus participating properties	4,083	3,971	112	2.8%
Third party development services	1,383	1,729	(346)	(20.0%)
Third party management services	627	491	136	27.7%
Resident services	380	328	52	15.9%
Total revenues	36,518	30,859	5,659	18.3%

Operating Expenses:
Owned off-campus properties	16,368	13,178	3,190	24.2%
On-campus participating properties	2,317	2,455	(138)	(5.6%)
Third party development and management services	1,484	1,338	146	10.9%
General and administrative	2,286	1,468	818	55.7%
Depreciation and amortization	7,797	6,735	1,062	15.8%
Ground/facility leases	473	238	235	98.7%
Total operating expenses	30,725	25,412	5,313	20.9%

Operating income	5,793	5,447	346	6.4%

Nonoperating income and (expenses):
Interest income	221	294	(73)	(24.8%)
Interest expense	(7,560)	(7,445)	(115)	1.5%
Amortization of deferred financing costs	(324)	(334)	10	(3.0%)
Total nonoperating expenses	(7,663)	(7,485)	(178)	2.4%

Loss before income taxes, minority interests, and discontinued operations	(1,870)	(2,038)	168	(8.2%)
Income tax provision	(576)	-	(576)	100.0%
Minority interests	77	149	(72)	(48.3%)
Loss from continuing operations	(2,369)	(1,889)	(480)	25.4%
Income attributable to discontinued operations	-	278	(278)	(100.0%)
Net loss	$(2,369)	$(1,611)	$(758)	47.1%

Owned Properties Operations

Revenues from our owned properties for the three months ended September 30, 2007 compared with the same period in 2006 increased by $5.7 million primarily due to the acquisition of four properties during the first quarter of 2007 and the completion of construction and opening of an owned development project in August 2006 and another owned development project in August 2007.  Operating expenses increased approximately $3.2 million for the three months ended September 30, 2007 compared with the same period in 2006, primarily due to the same factors which affected the increase in revenues.

New Property Operations.  In January 2007, we acquired a 752-bed property (Village on Sixth) located near the campus of Marshall University in Huntington, West Virginia, and in February and August 2007, we acquired a three-property portfolio consisting of 1,970 beds serving students attending The University of Kentucky, the University of Toledo, and Eastern Michigan University (the “Edwards Portfolio”). In addition, in August 2006, we completed construction of and opened Callaway Villas, a 704-bed property serving students attending Texas A&M University and in August 2007 we completed construction of and opened University Centre, an 838-bed property serving students attending Newark and metro New York area colleges and universities.  These new properties contributed $4.8 million of additional revenues and $3.2 million of additional operating expenses during the three months ended September 30, 2007 as compared to the three months ended September 30, 2006.

Same Store Property Operations (Excluding New Property Activity).  We had 31 properties containing 15,736 beds which were operating during both the three months ended September 30, 2007 and 2006.  These properties produced revenues of $25.0 million and $24.0 million during the three months ended September 30, 2007 and 2006, respectively, an increase of $1.0 million.  This increase was primarily due to an increase in average rental rates during the three months ended September 30, 2007 as compared to the same period in 2006, as well as the improved lease up for the 2007/2008 academic year, which resulted in average occupancy rates increasing to 96.8% during the three months ended September 30, 2007 from 95.3% during the three months ended September 30, 2006.  Future revenues will be dependent on, among other items, our ability to maintain our current leases in effect for the 2007/2008 academic year and our ability to obtain appropriate rental rates and desired occupancy for the 2008/2009 academic year at our various properties during our leasing period, which typically begins in January and ends in August.

At these existing properties, operating expenses remained relatively constant at $12.9 and $13.0 million during the three months ended September 30, 2007 and 2006, respectively.  We anticipate that operating expenses for the full year 2007 will increase slightly as compared with 2006 as a result of expected increases in insurance costs, utility costs, property taxes and general inflation.

On-Campus Participating Properties (“OCPP”) Operations

Same Store OCPP Operations.  We had four participating properties containing 4,519 beds which were operating during both the three month periods ended September 30, 2007 and 2006.  Revenues from our same store on-campus participating properties increased to $4.1 million during the three months ended September 30, 2007 from $4.0 million for the three months ended September 30, 2006, an increase of $0.1 million.  This increase was primarily due to an increase in average occupancy from 66.8% during the three months ended September 30, 2006 to 70.0% for the three months ended September 30, 2007, as well as an increase in average rental rates during the three months ended September 30, 2007 as compared to the same period in 2006.  Occupancy at our on-campus participating properties is typically low in the second and third quarter of each calendar year due to the expiration of the 9 month leases at these properties concurrent with the end of the spring semester.

At these existing properties, operating expenses remained relatively constant at $2.3 million and $2.4 million during the three months ended September 30, 2007 and 2006, respectively.  We anticipate that operating expenses for the full year 2007 will increase slightly as compared with 2006 as a result of expected increases in insurance costs, utility costs and general inflation.

Third Party Development Services Revenue

Third party development services revenue decreased by $0.3 million from $1.7 million during the three months ended September 30, 2006 to $1.4 million for the three months ended September 30, 2007.  This decrease was primarily due to fewer projects in progress as well as a lower average contractual fee per project during the three months ended September 30, 2007 as compared to the same period in 2006.  We had six projects in progress during the three months ended September 30, 2007 with an average contractual fee of approximately $1.4 million, as compared to the three months ended September 30, 2006 in which we had seven projects in progress with an average contractual fee of approximately $1.8 million.

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

Third Party Management Services Revenue

Third party management services revenue increased by $0.1 million for the three months ended September 30, 2007 as compared to the same period in 2006.  This increase was primarily the result of the commencement of four management contracts in August 2006.  We anticipate that revenues in our third party management segment for the full year 2007 will increase as compared with 2006 as a result of the four management contracts discussed above and the recent award of four management assignments that will commence in the fourth quarter of 2007.

General and Administrative

General and administrative expenses increased approximately $0.8 million, from $1.5 million during the three months ended September 30, 2006, to $2.3 million for the three months ended September 30, 2007.  This increase was primarily due to a compensation charge of $0.5 million recorded during the three months ended September 30, 2007 related to the Company’s 2004 Outperformance Bonus Plan, which is more fully discussed in Note 9 to the accompanying Notes to Consolidated Financial Statements contained in Item 1 herein.  In addition, we experienced an increase in payroll and other related costs as a result of overall increases in corporate staffing levels due to the recent growth in our owned property portfolio from the property acquisitions completed in 2007 and the increased owned development activity for the three months ended September 30, 2007 as compared to the same period in 2006.

We anticipate general and administrative expenses to increase substantially in 2007 as a result of the $10.4 million compensation charge recorded to reflect the August 2007 vesting of the 2004 Outperformance Bonus Plan, upon the Company’s achievement of specified performance measures.  In addition, we anticipate increases in payroll and other related costs for the full year 2007 due to increases in corporate staffing levels experienced as a result of the recent growth of our owned portfolio.

Depreciation and Amortization

Depreciation and amortization increased by $1.1 million, from $6.7 million during the three months ended September 30, 2006 to $7.8 million for the three months ended September 30, 2007.  This increase was due to the acquisition of four properties during the first quarter of 2007 and the completion of construction and opening of one owned off-campus property in August 2006 and another owned off-campus property in August 2007.  In conjunction with the acquisition of the four properties during the first quarter of 2007 and the 13-property Royal Portfolio on March 1, 2006, a valuation was assigned to in-place leases which was amortized over the remaining lease terms of the acquired leases (generally less than one year).  This contributed $0.3 million and $0.6 million of additional depreciation and amortization expense for the three months ended September 30, 2007 and 2006, respectively, a decrease of $0.3 million.  We expect depreciation and amortization for the full year 2007 to increase significantly from 2006 levels primarily due to 2007 acquisitions, additional depreciation on the owned off-campus property that opened in August 2007 and a full year of depreciation on properties acquired and placed into service in 2006.

Ground Lease Expense

Ground lease expense increased by $0.2 million, from $0.2 million during the three months ended September 30, 2006 to $0.4 million for the three months ended September 30, 2007.  This increase was primarily the result of the refinancing of the Cullen Oaks loans in February 2007, which reduced debt service expense and therefore increased the amount of cash flow available for distribution.

Interest Expense

Interest expense increased $0.1 million, from $7.5 million during the three months ended September 30, 2006, to $7.6 million for the three months ended September 30, 2007.  This increase was primarily due to additional interest incurred during the three months ended September 30, 2007 associated with debt assumed or incurred in connection with the previously mentioned 2007 property acquisitions, net of the amortization of debt premiums and discounts recorded to reflect the market value of debt assumed.  This increase was offset by a $0.7 million decrease in interest expense on our revolving credit facility as a result of a decrease in the weighted average balance from $70.6 million to $26.3 million for the three months ended September 30, 2006 and 2007, respectively.  In addition, capitalized interest increased by $0.4 million as a result of more owned properties being under development during the three months ended September 30, 2007 as compared to the same period in 2006.  We anticipate that interest expense in 2007 will increase from 2006 levels due to interest expense assumed or incurred in connection with property acquisitions and increases in potential borrowing rates that may impact our floating rate on our credit facility.

Income Taxes

The income tax provision of $0.6 million for the three months ended September 30, 2007 is primarily the result of the write-off of the Company’s deferred tax asset.  In August 2007, in connection with the vesting of the Company’s Outperformance Bonus Plan discussed in Note 9 in the accompanying Notes to Consolidated Financial Statements contained in Item 1 herein, a portion of the compensation expense associated with the awards was recorded by the TRS.  As a result, it was determined that it was more likely than not that we would not realize the benefit of the deferred tax asset and increased the valuation allowance by a discrete item of $0.5 million.

Discontinued Operations

Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, requires, among other items, that the operating results of real estate properties sold or classified as held for sale be included in discontinued operations in the statements of operations for all periods presented.  The Village on University, an owned off-campus property, was sold in December 2006.  As such, the net income attributable to this property is included in discontinued operations for the three months ended September 30, 2006.  Refer to Note 4 in the accompanying Notes to Consolidated Financial Statements contained in Item 1 herein for a more detailed description of discontinued operations.

Comparison of the Nine Months Ended September 30, 2007 and September 30, 2006

The following table presents our results of operations for the nine months ended September 30, 2007 and 2006, including the amount and percentage change in these results between the two periods:

	Nine Months Ended September 30,
	2007	2006	Change ($)	Change (%)
Revenues:
Owned off-campus properties	$85,197	$64,687	$20,510	31.7%
On-campus participating properties	14,160	13,450	710	5.3%
Third party development services	2,434	4,463	(2,029)	(45.5%)
Third party management services	1,999	1,844	155	8.4%
Resident services	1,044	993	51	5.1%
Total revenues	104,834	85,437	19,397	22.7%

Operating Expenses:
Owned off-campus properties	41,276	31,710	9,566	30.2%
On-campus participating properties	6,842	6,660	182	2.7%
Third party development and management services	3,925	4,402	(477)	(10.8%)
General and administrative	15,804	4,879	10,925	223.9%
Depreciation and amortization	22,535	18,672	3,863	20.7%
Ground/facility leases	1,263	676	587	86.8%
Total operating expenses	91,645	66,999	24,646	36.8%

Operating income	13,189	18,438	(5,249)	(28.5%)

Nonoperating income and (expenses):
Interest income	1,242	623	619	99.4%
Interest expense	(20,940)	(19,847)	(1,093)	5.5%
Amortization of deferred financing costs	(936)	(1,078)	142	(13.2%)
Total nonoperating expenses	(20,634)	(20,302)	(332)	1.6%

Loss before income taxes, minority interests and discontinued operations	(7,445)	(1,864)	(5,581)	299.4%
Income tax provision	(696)	-	(696)	100.0%
Minority interests	309	202	107	53.0%
Loss from continuing operations	(7,832)	(1,662)	(6,170)	371.2%
Income attributable to discontinued operations	-	1,648	(1,648)	(100.0%)
Net loss	$(7,832)	$(14)	$(7,818)	55,842.9%

Owned Off-Campus Properties Operations

Revenues from our owned off-campus properties for the nine months ended September 30, 2007 compared with the same period in 2006 increased by $20.5 million primarily due to the acquisition of four properties during the first quarter of 2007, the acquisition of a 13-property portfolio (the “Royal Portfolio”) in March 2006, and the completion of construction and opening of an owned development project in August 2006 and another owned development project in August 2007. Operating expenses increased approximately $9.6 million for the nine months ended September 30, 2007 compared with the same period in 2006, primarily due to the same factors which affected the increase in revenues.

New Property Operations.  In January 2007 we acquired Village on Sixth and in February and August 2007 we acquired the Edwards Portfolio.  In March 2006, we also acquired the 13-property Royal Portfolio, consisting of 5,745 beds.  Finally, in August 2006, we completed construction of and opened Callaway Villas and in August 2007 we completed construction of and opened University Centre.  These new properties contributed $18.8 million of additional revenues and $9.2 million of additional operating expenses during the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006.

Same Store Property Operations (Excluding New Property Activity).  We had 18 properties containing 9,991 beds which were operating during both the nine month periods ended September 30, 2007 and 2006.  These properties produced revenues of $49.3 million and $47.5 million during the nine month periods ended September 30, 2007 and 2006, respectively, an increase of $1.8 million.  This increase was primarily due to an increase in average rental rates and other income during the nine months ended September 30, 2007 as compared to the same period in 2006, which was offset by a slight decrease in average occupancy rates from 96.7% during the nine months ended September 30, 2006 to 96.6% during the nine months ended September 30, 2007.

At these existing properties, operating expenses increased by $0.4 million, to $22.6 million during the nine months ended September 30, 2007 as compared to $22.2 million during the nine months ended September 30, 2006.  This increase was primarily the result of an increase in maintenance costs, payroll and bad debt expense, offset by utility savings and marketing cost savings related to our early lease-up for the 2007/2008 academic year.

On-Campus Participating Properties (“OCPP”) Operations

Same Store OCPP Operations.   We had four participating properties containing 4,519 beds which were operating during both the nine month periods ended September 30, 2007 and 2006.  Revenues from our same store on-campus participating properties increased to $14.2 million during the nine months ended September 30, 2007 from $13.5 million for the nine months ended September 30, 2006, an increase of $0.7 million.  This increase was primarily due to an increase in average occupancy from 65.9% during the nine months ended September 30, 2006 to 72.1% for the nine months ended September 30, 2007, as well as an increase in average rental rates during the nine months ended September 30, 2007 as compared to the same period in 2006.  Occupancy at our on-campus participating properties is typically low in the second and third quarter of each calendar year due to the expiration of the 9 month leases at these properties concurrent with the end of the spring semester.

At these existing properties, operating expenses increased to $6.8 million for the nine months ended September 30, 2007 from $6.6 million for the nine months ended September 30, 2006, an increase of $0.2 million.  This increase was primarily the result of an increase in maintenance costs incurred at one of our on-campus participating properties and an increase in bad debt expense at all of our on-campus participating properties.

Third Party Development Services Revenue

Third party development services revenue decreased by $2.0 million from $4.4 million during the nine months ended September 30, 2006 to $2.4 million for the nine months ended September 30, 2007.  This decrease was primarily due to fewer projects in progress as well as a lower average contractual fee per project during the nine months ended September 30, 2007 as compared to the same period in 2006.  In addition, a lower percentage of the total contractual fees was recognized during the nine months ended September 30, 2007 as compared to the same period in 2006.  We had six projects in progress during the nine months ended September 30, 2007 with an average contractual fee of approximately $1.4 million, as compared to the nine months ended September 30, 2006 in which we had eight projects in progress with an average contractual fee of approximately $1.8 million.

Third Party Development and Management Services Expenses

Third party development and management services expenses decreased by $0.5 million, from $4.4 million during the nine months ended September 30, 2006, to $3.9 million for the nine months ended September 30, 2007.  This decrease was primarily due to a decrease in payroll and related costs of $0.4 million as a result of fewer projects in progress during the respective periods.

General and Administrative

General and administrative expenses increased by $10.9 million, from $4.9 million during the nine months ended September 30, 2006, to $15.8 million for the nine months ended September 30, 2007.  This increase was primarily due to a compensation charge of $10.4 million recorded during the nine months ended September 30, 2007 related to the Company’s 2004 Outperformance Bonus Plan, which is more fully discussed in Note 9 to the accompanying Notes to Consolidated Financial Statements contained in Item 1 herein.  In addition, we experienced an increase in payroll and other related costs as a result of overall increases in corporate staffing levels due to the recent growth in our owned property portfolio from the property acquisitions completed in 2007 and 2006 and the increased owned development activity for the nine months ended September 30, 2007 as compared to the same period in 2006.

Depreciation and Amortization

Depreciation and amortization increased by $3.8 million, from $18.7 million during the nine months ended September 30, 2006 to $22.5 million for the nine months ended September 30, 2007.  This increase was due to the acquisition of four properties during the first quarter of 2007, the acquisition of a 13-property Royal Portfolio in March 2006, the completion of construction and opening of an owned development project in August 2006 and the completion of construction and opening of another owned development project in August 2007.  In conjunction with the acquisition of the four properties during the first quarter of 2007 and the 13-property Royal Portfolio on March 1, 2006, a valuation was assigned to in-place leases which was amortized over the remaining lease terms of the acquired leases (generally less than one year).  This contributed $1.2 million and $2.3 million of additional depreciation and amortization expense for the nine months ended September 30, 2007 and 2006, respectively, a decrease of $1.1 million.

Ground Lease Expense

Ground lease expense increased by $0.6 million, from $0.7 million during the nine months ended September 30, 2006 to $1.3 million for the nine months ended September 30, 2007.  This increase was primarily the result of the refinancing of the Cullen Oaks loans in February 2007, which reduced debt service expense and therefore increased the amount of cash flow available for distribution.  In addition, we experienced a significant decrease in vacancies at one of our other on-campus participating properties which increased the amount of cash flow available for distribution.

Interest Income

Interest income increased by $0.6 million, from $0.6 million during the nine months ended September 30, 2006 to $1.2 million for the nine months ended September 30, 2007.  This increase was primarily due to interest earned during the nine months ended September 30, 2007 on the remaining proceeds from our September 2006 equity offering and net proceeds from the disposition of an owned property in December 2006.

Interest Expense

Interest expense increased $1.1 million, from $19.8 million during the nine months ended September 30, 2006, to $20.9 million for the nine months ended September 30, 2007.  This increase was primarily due to additional interest incurred during the nine months ended September 30, 2007 associated with debt assumed or incurred in connection with the previously mentioned 2007 and 2006 property acquisitions, net of the amortization of debt premiums and discounts recorded to reflect the market value of debt assumed.  This increase was offset by a $2.2 million decrease in interest expense on our revolving credit facility as a result of a decrease in the weighted average balance from $55.0 million to $9.5 million for the nine months ended September 30, 2006 and 2007, respectively.  In addition, capitalized interest increased by $0.8 million as a result of more owned properties being under development during the nine months ended September 30, 2007 as compared to the same period in 2006.

Income Taxes

The income tax provision of $0.7 million for the nine months ended September 30, 2007 is primarily the result of the write-off of the Company’s deferred tax asset.  In August 2007, in connection with the vesting of the Company’s Outperformance Bonus Plan discussed in Note 9 in the accompanying Notes to Consolidated Financial Statements contained in Item 1 herein, a portion of the compensation expense associated with the awards was recorded by the TRS.  As a result, it was determined that it was more likely than not that we would not realize the benefit of the deferred tax asset and increased the valuation allowance by a discrete item of $0.5 million.

Minority Interests

The variance in minority interests is primarily due to an increase in the Company’s net loss position for the nine months ended September 30, 2007 as compared to the same period in 2006.  Minority interests represent external partners in our Operating Partnership as well as certain third-party partners in joint ventures consolidated by us for financial reporting purposes.  Accordingly, these external partners are allocated their share of income/loss during the respective reporting periods.

Discontinued Operations

Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, requires, among other items, that the operating results of real estate properties sold or classified as held for sale be included in discontinued operations in the statements of operations for all periods presented.  The Village on University, an owned off-campus property, was sold in December 2006.  As such, the net income attributable to this property is included in discontinued operations for the nine months ended September 30, 2006.

Cash Flows

Comparison of Nine Months Ended September 30, 2007 and September 30, 2006

Operating Activities

For the nine months ended September 30, 2007, net cash provided by operating activities was approximately $11.7 million, as compared to $19.3 million for the nine months ended September 30, 2006, a decrease of $7.6 million.  This decrease was primarily due to the $6.7 million cash payment of awards under the 2004 Outperformance Bonus Plan.  In addition, we made a partial payment in 2007 of secured promissory notes and cash retained by us related to the acquisition of the Royal Portfolio in March 2006.

Investing Activities

Investing activities utilized $136.8 million and $136.7 million for the nine months ended September 30, 2007 and 2006, respectively.  The slight increase in cash utilized in investing activities during the nine months ended September 30, 2007 related primarily to a $26.9 million increase in cash used to fund the construction of our owned development properties.  During the nine months ended September 30, 2007, three owned properties were under development, of which one was completed and opened for occupancy in August 2007.  During the nine months ended September 30, 2006, two owned properties were under development, of which one was completed and opened for occupancy in August 2006.  This increase was offset by a $26.5 million decrease in the use of cash to acquire properties.  We acquired the 13-property Royal Portfolio during the first quarter of 2006 as compared to four properties acquired during February and August 2007.  For the nine months ended September 30, 2007 and 2006, our cash utilized in investing activities was comprised of the following:

	Nine Months Ended September 30,
	2007	2006
Property acquisitions	$(43,183)	$(69,633)
Capital expenditures for on-campus participating properties	(402)	(395)
Capital expenditures for owned properties	(7,097)	(5,690)
Renovation expenditures for owned property	-	(1,611)
Investment in owned properties under development	(85,766)	(58,908)
Purchase of corporate furniture, fixtures, and equipment	(347)	(442)
Total	$(136,795)	$(136,679)

Financing Activities

Cash provided by financing activities totaled $56.8 million and $124.9 million for the nine months ended September 30, 2007 and 2006, respectively.  The decrease in cash provided by financing activities was primarily the result of our September 2006 equity offering which raised $133.3 million, net of offering costs.  In addition, there was a $7.1 million increase in distributions to common and restricted stockholders and minority partners as a result of the September 2006 equity offering and the issuance of common and preferred units in the Operating Partnership as partial consideration for the purchase of the Royal Portfolio.  These decreases were offset by a $47.9 million increase in proceeds received from our revolving credit facility, net of paydowns.  During the nine months ended September 30, 2006, we used a portion of the proceeds from our September 2006 equity offering to pay down the entire balances on our revolving credit facility and a construction loan.  In addition, there was an $8.0 million increase in the change of our construction accounts payable balance as a result of an increase in owned development activity financed with construction loans.

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

The following table reflects the amounts included in our consolidated financial statements for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues	$4,083	$3,971	$14,160	$13,450
Direct operating expenses (1)	(2,163)	(2,305)	(6,372)	(6,217)
Amortization	(1,068)	(1,037)	(3,194)	(3,083)
Amortization of deferred financing costs	(48)	(46)	(141)	(197)
Ground/facility leases (2)	(473)	(238)	(1,263)	(676)
Net operating income	331	345	3,190	3,277
Interest income	116	102	285	255
Interest expense (3)	(1,549)	(1,638)	(4,683)	(4,838)
Net loss	$(1,102)	$(1,191)	$(1,208)	$(1,306)

(1)
Excludes property management fees of $0.2 million for both the three month periods ended September 30, 2007 and 2006, and $0.7 million and $0.6 million for the nine months ended September 30, 2007 and 2006, respectively.  This expense and the corresponding fee revenue we recognized have been eliminated in consolidation.  Also excludes allocation of expenses related to corporate management and oversight.

(2)
Represents the universities’ 50% share of the properties’ net cash available for distribution after payment of operating expenses, debt service (including payment of principal) and capital expenditures.

(3)
Debt service expenditures for these properties totaled $2.1 million and $2.3 million for the three months ended September 30, 2007 and 2006, respectively, and $6.3 million for both the nine month periods ended September 30, 2007 and 2006.

Liquidity and Capital Resources

Cash Balances and Liquidity

As of September 30, 2007, excluding our on-campus participating properties, we had $18.3 million in cash and cash equivalents and restricted cash as compared to $83.5 million in cash and cash equivalents and restricted cash as of December 31, 2006. This decrease was primarily due to the use of the remaining proceeds from our September 2006 equity offering and December 2006 disposition of an owned off-campus property, The Village on University, to fund our recent property acquisitions and the construction of our owned development projects.  Restricted cash primarily consists of escrow accounts held by lenders and resident security deposits, as required by law in certain states.  Additionally, restricted cash as of September 30, 2007 also included $0.1 million of funds held in escrow in connection with potential development opportunities.

As of September 30, 2007, our short-term liquidity needs included, but were not limited to, the following: (i) anticipated distribution payments to our common and restricted stockholders totaling approximately $36.8 million based on an anticipated annual distribution of $1.35 per share based on the number of our shares outstanding subsequent to our October 2007 equity offering, including those distributions required to maintain our REIT status and satisfy our current distribution policy, (ii) anticipated distribution payments to our Operating Partnership unitholders totaling approximately $2.4 million based on an anticipated annual distribution of $1.35 per Common Unit and a cumulative preferential per annum cash distribution rate of 5.99% on our Series A Preferred Units based on the number of units outstanding as of September 30, 2007, (iii) funds for other potential future acquisitions and development projects, including development expenditures for component II and III of the Arizona State University project which are estimated to range from $55.0 to $60.0 million.  We expect to meet our short-term liquidity requirements generally through net cash provided by operations, borrowings under our revolving credit facility, and offerings under a shelf registration statement under which we may offer up to $261 million of debt securities, preferred stock, common stock and securities warrants (subsequent to our October 2007 equity offering).

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

Availability under the revolving credit facility is limited to an "aggregate borrowing base amount" equal to the lesser of (i) 65% of the value of certain properties, calculated as set forth in the credit facility, and (ii) the adjusted net operating income from these properties divided by a formula amount.  The facility bears interest at a variable rate, at the Company’s option, based upon a base rate or one-, two-, three-, or six-month LIBOR plus, in each case, a spread based upon the Company’s total leverage.  Additionally, we are required to pay an unused commitment fee ranging from 0.15% to 0.20% per annum, depending on the aggregate unused balance.  As of September 30, 2007, the balance outstanding on the revolving credit facility totaled $47.9 million, bearing interest at a weighted average rate of 6.94%, with remaining availability under the facility (subject to the satisfaction of certain financial covenants) totaling approximately $66.8 million.  In October 2007, we paid off the entire balance on the revolving credit facility by using proceeds from an equity offering.  See Note 13 in the accompanying Notes to Consolidated Financial Statements contained in Item 1 herein for a detailed discussion of our October 2007 equity offering.

The terms of the facility include certain restrictions and covenants, which limit, among other items, the incurrence of additional indebtedness, liens, and the disposition of assets.  The facility contains customary affirmative and negative covenants and also contains financial covenants that, among other things, require us to maintain certain minimum ratios of "EBITDA" (earnings before interest, taxes, depreciation and amortization) to fixed charges.  We may not pay distributions that exceed 100% of funds from operations for any four consecutive quarters.  The financial covenants also include consolidated net worth and leverage ratio tests.  As of September 30, 2007, we were in compliance with all such covenants.

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

Pre-Development Expenditures

Our third-party and owned development activities have historically required us to fund pre-development expenditures such as architectural fees, permits and deposits.  The closing and/or commencement of construction of these development projects is subject to a number of risks such as our inability to obtain financing on favorable terms and delays or refusals in obtaining necessary zoning, land use, building, and other required governmental permits and authorizations  As such, we cannot always predict accurately the liquidity needs of these activities.  We frequently incur these pre-development expenditures before a financing commitment and/or required permits and authorizations have been obtained.  Accordingly, we bear the risk of the loss of these pre-development expenditures if financing cannot ultimately be arranged on acceptable terms or we are unable to successfully obtain the required permits and authorizations.  Historically, our third-party and owned development projects have been successfully structured and financed; however, these developments have at times been delayed beyond the period initially scheduled, causing revenue to be recognized in later periods.  As of September 30, 2007, we had deferred approximately $8.2 million in pre-development costs related to third-party and owned development projects that have not yet commenced construction.

Indebtedness

As of September 30, 2007, we had approximately $586.9 million of outstanding consolidated indebtedness (excluding unamortized debt premiums/discounts of approximately $4.7 million), comprised of a $47.9 million balance on our unsecured revolving credit facility, $398.8 million in mortgage loans secured by 30 of our owned properties, $52.0 million in construction loans secured by three of our owned properties, $33.2 million in mortgage loans secured by two phases of an on-campus participating property, and $55.0 million in bond issuances secured by three of our on-campus participating properties.  The weighted average interest rate on our consolidated indebtedness as of September 30, 2007 was 6.55%.  As of September 30, 2007, approximately 17.0% of our total consolidated indebtedness was variable rate debt, comprised of our revolving credit facility and our University Centre, Vista del Sol and Villas at Chestnut Ridge construction loans discussed below.

Owned Properties

The weighted average interest rate of the $398.8 million of owned off-campus mortgage debt was 6.34% as of September 30, 2007.  Each of the mortgage loans is a non-recourse obligation subject to customary exceptions.  Each of these mortgages has a 30-year amortization, and none are cross-defaulted or cross-collateralized to any other indebtedness. The loans generally may not be prepaid prior to maturity, although in certain cases prepayment is allowed, subject to prepayment penalties.

In August 2007, we completed the final stages of construction on University Centre, an owned off-campus property.  The development and construction of University Centre was partially financed with a $45.5 million construction loan.  For each borrowing we have the option of choosing the Prime rate or one-, two-, or three-month LIBOR plus 1.50%.  The loan requires payments of interest only during the term of the loan and any accrued interest and outstanding borrowings become due on the maturity date of October 1, 2008.  As of September 30, 2007, the balance outstanding on the construction loan totaled $43.6 million, bearing interest at a weighted average rate of 6.70%.  In October 2007, we paid off the entire balance of this construction loan using proceeds from our equity offering.  See Note 13 in the accompanying Notes to Consolidated Financial Statements contained in Item 1 herein for a detailed discussion of the October 2007 equity offering.

The development and construction of Vista del Sol, an owned on-campus property scheduled to complete construction and open for occupancy in August 2008, is partially financed with a $100.0 million construction loan.  For each borrowing we have the option of choosing the Prime rate or one-, two-, or three-month LIBOR plus 1.45%.  The loan requires payments of interest only during the term of the loan and any accrued interest and outstanding borrowings become due on the maturity date of December 27, 2009.  The term of the loan can be extended through December 2011 through the exercise of two 12-month extension periods.  As of September 30, 2007, the balance outstanding on the construction loan totaled $5.7 million, bearing interest at a rate of 7.08%.

The development and construction of Villas at Chestnut Ridge, an owned off-campus property scheduled to complete construction and open for occupancy in August 2008, is partially financed with a $31.6 million construction loan.  For each borrowing we have the option of choosing the Prime rate or one-, two-, three-, or six-month LIBOR plus 1.25%.  The loan requires payments of interest only during the term of the loan and any accrued interest and outstanding borrowings become due on the maturity date of June 4, 2009.  The term of the loan can be extended through June 2010 through the exercise of a 12-month extension period.  As of September 30, 2007, the balance outstanding on the construction loan totaled $2.7 million, bearing interest at a weighted average rate of 6.59%.

  On-Campus Participating Properties

Three of our on-campus participating properties are 100% financed with $55.0 million of outstanding project-based taxable bonds.  Under the terms of these financings, one of our special purpose subsidiaries publicly issued three series of taxable bonds and loaned the proceeds to three special purpose subsidiaries that each hold a separate leasehold interest. Although a default in payment by these special purpose subsidiaries could result in a default under one or more series of bonds, the indebtedness of any of these special purpose subsidiaries is not cross-defaulted or cross-collateralized with indebtedness of the Company, the Operating Partnership or other special purpose subsidiaries. Repayment of principal and interest on these bonds is insured by MBIA, Inc.  The loans encumbering the leasehold interests are non-recourse, subject to customary exceptions.

Cullen Oaks Phase I and Phase II loans are currently encumbered by mortgage loans with balances as of September 30, 2007 of approximately $16.5 million and $16.7 million, respectively.  In February 2007, we extended the maturity date of these loans to February 2014.  The loans bear interest at a rate of LIBOR plus 1.35% and require payments of interest only through May 2008 and monthly payments of principal and interest from May 2008 through the maturity date.  In connection with these loan extensions, we terminated the existing interest rate swap agreement on the Cullen Oaks Phase I loan and entered into a new interest rate swap agreement effective February 15, 2007 through February 15, 2014, that is designated to hedge our exposure to fluctuations on interest payments attributed to changes in interest rates associated with payments on the Cullen Oaks Phase I and Phase II loans.  Under the terms of the interest rate swap agreement, we pay a fixed rate of 6.69% and receive a floating rate of LIBOR plus 1.35%.  Pursuant to the Leases, in the event the leasehold estate does not achieve Financial Break Even (defined as revenues less operating expenses, excluding management fees, less debt service), the applicable Lessor would be required to make a rental payment, also known as the Contingent Payment, sufficient to achieve Financial Break Even.  The Contingent Payment provision remains in effect until such time as any financing placed on the facilities would receive an investment grade rating without the Contingent Payment provision.  In the event that the Lessor is required to make a Contingent Payment, future net cash flow distributions would be first applied to repay such Contingent Payments and then to unpaid management fees prior to normal distributions.  We have guaranteed payment of this property’s indebtedness.

The weighted average interest rate of the indebtedness encumbering our on-campus participating properties was 7.17% at September 30, 2007.

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

The following table presents a reconciliation of our FFO to our net income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net loss	$(2,369)	$(1,611)	$(7,832)	$(14)
Minority interests	(77)	(149)	(309)	(202)
Real estate related depreciation and amortization:
Total depreciation and amortization	7,797	6,853	22,535	19,306
Corporate furniture, fixtures, and equipment depreciation	(122)	(142)	(391)	(397)
Funds from operations (1)	$5,229	$4,951	$14,003	$18,693

FFO per share – diluted (1)	$0.21	$0.24	$0.55	$0.96

Weighted average common shares outstanding - diluted	25,493,713	20,637,239	25,437,569	19,495,171

(1)
During the three and nine months ended September 30, 2007, we recorded a compensation charge and related tax impact of approximately $1.0 million and $10.9 million, or $0.04 and $0.43 per fully diluted share, respectively, related to the 2004 Outperformance Bonus Plan.  Excluding this compensation charge and related tax impact, FFO for the three and nine months ended September 30, 2007 would have been $6.2 million and $24.9 million, or $0.24 and $0.98 per fully diluted share, respectively.  For a detailed discussion of the 2004 Outperformance Bonus Plan, refer to Note 9 in the accompanying Notes to Consolidated Financial Statements contained in Item 1 herein.

While our on-campus participating properties contributed $4.1 million and $4.0 to our revenues for the three months ended September 30, 2007 and 2006, respectively, and $14.2 million and $13.5 million to our revenues for the nine months ended September 30, 2007 and 2006, respectively, under our participating ground leases, we and the participating university systems each receive 50% of the properties’ net cash available for distribution after payment of operating expenses, debt service (which includes significant amounts towards repayment of principal) and capital expenditures. A substantial portion of our revenues attributable to these properties is reflective of cash that is required to be used for capital expenditures and for the amortization of applicable property indebtedness. These amounts do not increase our economic interest in these properties or otherwise benefit us since our interest in the properties terminates upon the repayment of the applicable property indebtedness.

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

Funds From Operations—Modified for Operational Performance of On-Campus Participating Properties:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Funds from operations	$5,229	$4,951	$14,003	$18,693
Elimination of operations of on-campus participating properties:
Net loss from on-campus participating properties	1,102	1,191	1,208	1,306
Amortization of investment in on-campus participating properties	(1,068)	(1,037)	(3,194)	(3,083)
	5,263	5,105	12,017	16,916
Modifications to reflect operational performance of on-campus participating properties:
Our share of net cash flow (1)	473	238	1,263	676
Management fees	189	171	652	615
On-campus participating properties development fees (2)	-	-	-	305
Impact of on-campus participating properties	662	409	1,915	1,596
Funds from operations – modified for operational performance of on-campus participating properties (“FFOM”) (3)	$5,925	$5,514	$13,932	$18,512

FFOM per share – diluted (3)	$0.23	$0.27	$0.55	$0.95

Weighted average common shares outstanding – diluted	25,493,713	20,637,239	25,437,569	19,495,171

(1)
50% of the properties’ net cash available for distribution after payment of operating expenses, debt service (including repayment of principal) and capital expenditures. Represents amounts accrued for the interim periods.

(2)
Development and construction management fees, including construction savings earned under the general construction contract, related to Cullen Oaks Phase II on-campus participating property, which was completed in August 2005.

(3)
During the three and nine months ended September 30, 2007, we recorded a compensation charge and related tax impact of approximately $1.0 million and $10.9 million, or $0.04 and $0.43 per fully diluted share, respectively, related to the 2004 Outperformance Bonus Plan.  Excluding this compensation charge and related tax impact, FFOM for the three and nine months ended September 30, 2007 would have been $6.9 million and $24.8 million, or $0.27 and $0.98 per fully diluted share, respectively.  For a detailed discussion of the 2004 Outperformance Bonus Plan, refer to Note 9 in the accompanying Notes to Consolidated Financial Statements contained in Item 1 herein.

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

Dated:	November 9, 2007

AMERICAN CAMPUS COMMUNITIES, INC.

By:	/s/ William C. Bayless, Jr.

William C. Bayless, Jr. President and Chief Executive Officer

By:	/s/ Jonathan A. Graf

Jonathan A. Graf Executive Vice President, Chief Financial Officer and Treasurer