Form 10-K
period 2007-12-31
AMERICAN CAMPUS COMMUNITIES INC
filed 2008-03-17
CIK 1283630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2007.

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period From _____________________ to _____________________ ..

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

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was $659,132,982 based on the last sale price of the common equity on June 29, 2007 which is the last business day of the Company’s most recently completed second quarter.

There were 27,361,222 shares of the Company’s common stock with a par value of $0.01 per share outstanding as of the close of business on March 10, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this report incorporates information by reference from the definitive Proxy Statement for the 2008 Annual Meeting of Stockholders.

FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2007

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

As of December 31, 2007, our property portfolio contained 44 student housing properties with approximately 28,600 beds and approximately 9,500 apartment units, consisting of 38 owned off-campus properties that are in close proximity to colleges and universities, two American Campus Equity (“ACE™”) owned on-campus properties currently under development that will be operated under ground/facility leases with a related university system and four on-campus participating properties operated under ground/facility leases with the related university systems.  These communities contain modern housing units, offer resort-style amenities and are supported by a resident assistant system and other student-oriented programming.

Through the TRS, we also provide construction management and development services, primarily for student housing properties owned by colleges and universities, charitable foundations, and others.  As of December 31, 2007, we provided third-party management and leasing services for 19 properties (seven of which we served as the third-party developer and construction manager) that represented approximately 15,200 beds in approximately 6,000 units.  Third-party management and leasing services are typically provided pursuant to multi-year management contracts that have initial terms that range from one to five years.  As of December 31, 2007, our total owned and managed portfolio included 63 properties with approximately 43,800 beds in approximately 15,500 units.

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

Acquisitions:    In January 2007, we acquired a 248-unit, 752-bed property (Village on Sixth) located near the campus of Marshall University in Huntington, West Virginia, for a purchase price of $25.6 million, which excludes $1.7 million of transaction costs, initial integration expenses and capital expenditures necessary to bring this property up to our operating standards.  In February 2007, we acquired a three property portfolio (the “Edwards Portfolio”) for a purchase price of $102.0 million, which excludes $3.7 million of transaction costs, initial integration expenses and capital expenditures necessary to bring these properties up to our operating standards.  Also, as of December 31, 2007, we were in the due diligence period related to the acquisition of two operating properties.  The acquisition of these two properties was consummated in February 2008.  We believe our relationship with university systems and individual educational institutions, our knowledge of the student housing market and our prominence as the first publicly-traded REIT focused exclusively on student housing in the United States will afford us a competitive advantage in acquiring additional student housing properties.

Development:    Since 1996, we have developed 11 of our owned properties, consisting of seven owned off-campus properties and four on-campus participating properties.  This includes one owned off-campus property that opened for occupancy in August 2007 and one in August 2006.  In addition, as of December 31, 2007, we had three owned properties under development with a total combined development budget of approximately $298.8 million.  Two of these properties are scheduled to open for occupancy in August 2008 and one in August 2009.

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

Operating Segments

We define business segments by their distinct customer base and service provided.  We have identified four reportable segments: Wholly Owned Properties, On-Campus Participating Properties, Development Services and Property Management Services.  For a detailed financial analysis of our segments’ results of operations and financial position, please refer to Note 17 in the accompanying Notes to Consolidated Financial Statements contained in Item 8.

Property Operations

Unique Leasing Characteristics:  Student housing properties are typically leased by the bed on an individual lease liability basis, unlike multifamily housing where leasing is by the unit.  Individual lease liability limits each resident’s liability to his or her own rent without liability for a roommate’s rent.  A parent or guardian is required to execute each lease as a guarantor unless the resident provides adequate proof of income.  The number of lease contracts that we administer is therefore equivalent to the number of beds occupied and not the number of units.  Unlike traditional multifamily housing, most of our leases commence and terminate on the same dates and may have terms of 9 or 12 months.  (Please refer to the property table contained in Item 2 – Properties for a listing of the typical lease terms at our properties.)  As an example, in the case of our typical 12-month leases, the commencement date coincides with the commencement of the respective university’s Fall academic term and the termination date is the date of the last subsequent summer school session.  As such, we must re-lease each property in its entirety each year.

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

Wholly Owned Properties:  As of December 31, 2007, our Wholly Owned Properties segment consisted of 38 owned off-campus properties within close proximity to 33 colleges and universities in 15 states and two ACE owned on-campus properties currently under development, that will be operated under ground/facility leases with a related university system.  Off-campus properties are generally located in close proximity to the school campus, generally with pedestrian, bicycle, or University shuttle access.  Off-campus housing tends to offer more relaxed rules and regulations than on-campus housing that is generally more appealing to upper-classmen.  We believe that the support of colleges and universities can be beneficial to the success of our wholly owned properties.  We actively seek to have these institutions recommend our off-campus facilities to their students or to provide us with mailing lists so that we may directly market to students and parents.  In some cases, the institutions actually promote our off-campus facilities in their recruiting and admissions literature.  In cases where the educational institutions do not provide mailing lists or recommendations for off-campus housing, most provide comprehensive lists of suitable properties to their students, and we continually work to ensure that our properties are on these lists in each of the markets that we serve.

Off-campus housing is subject to competition for tenants with on-campus housing owned by colleges and universities, and vice versa.  Colleges and universities can generally avoid real estate taxes and borrow funds at lower interest rates than us (and other private sector operators), thereby decreasing their operating costs.  Residence halls owned and operated by the primary colleges and universities in the markets of our off-campus properties typically charge lower rental rates, but offer fewer amenities than those offered by our properties.  Additionally, most universities are only able to house a small percentage of their overall enrollment, and are therefore highly dependant upon the off-campus market to provide housing for their students.  High-quality, well run off-campus student housing can be a critical component to an institution’s ability to attract and retain students.  Therefore, developing and maintaining good relationships with educational institutions can result in a privately owned off-campus facility becoming, in effect, an extension of the institution’s housing program, with the institution providing highly valued references and recommendations to students and parents.

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

American Campus Equity (ACE):  An emerging opportunity in the wholly owned property segment is the equity investment and ownership of on-campus housing via traditional long-term ground leases.  Branded and marketed to colleges and universities as the ACE program, the transaction structure provides the company with what we believe will be a lower-risk opportunity, as our ACE projects will have premier on-campus locations and marketing assistance from the university.  The subject university substantially benefits by increasing its housing capacity with modern, well-amenitized student housing with no or minimal impacts to its own credit ratios, preserving the University’s credit capacity to fund academic and research facilities.

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

Our on-campus participating properties are susceptible to some of the same risks as our wholly owned properties, including: (i) seasonality in rents; (ii) annual re-leasing that is highly dependent on marketing and university admission policies; and (iii) competition for tenants from other on-campus housing operated by educational institutions or other off-campus properties.

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

Property Management Services:  Our Property Management Services segment, conducted by our TRS, includes revenues generated from third-party management contracts in which we are typically responsible for all aspects of operations, including marketing, leasing administration, facilities maintenance, business administration, accounts payable, accounts receivable, financial reporting, capital projects, and residence life student development.  As of December 31, 2007, we provided third-party management and leasing services for 19 properties that represented approximately 15,200 beds in approximately 6,000 units, seven of which we developed.  We provide these services pursuant to multi-year management agreements (generally ranging between one to five years).

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

Environmental Matters

Under various laws and regulations relating to the protection of the environment, an owner of real estate may be held liable for the costs of removal or remediation of certain hazardous or toxic substances located on or in its property.  These laws often impose liability without regard to whether the owner was responsible for, or even knew of, the presence of such substances.  The presence of such substances may adversely affect the owner’s ability to rent or sell the property or use the property as collateral.  Independent environmental consultants conducted Phase I environmental site assessments (which involve visual inspection but not soil or groundwater analysis) on all of the wholly owned properties and on-campus participating properties in our existing portfolio.  Phase I environmental site assessments did not reveal any environmental liabilities that would have a material adverse effect on us.  In addition, we are not aware of any environmental liabilities that management believes would have a material adverse effect on the Company.  There is no assurance that Phase I environmental site assessments would reveal all environmental liabilities or that environmental conditions not known to us may exist now or in the future which would result in liability to the Company for remediation or fines, either under existing laws and regulations or future changes to such requirements.

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

Employees

As of December 31, 2007, we had approximately 1,084 employees, consisting of:

•	approximately 441 on-site employees in our wholly owned properties segment, including 142 Resident Assistants;

•	approximately 106 on-site employees in our on-campus participating properties segment, including 44 Resident Assistants;

•	approximately 450 employees in our property management services segment, including 410 on-site employees and 40 corporate office employees;

•	approximately 33 corporate office employees in our development services segment; and

•	approximately 54 executive, corporate administration and financial personnel.

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

We generally lease our owned properties under 12-month leases, and in certain cases, under nine-month or shorter-term semester leases.  As a result, we may experience significantly reduced cash flows during the summer months at properties leased under leases having terms shorter than 12 months.  Furthermore, all of our properties must be entirely re-leased each year, exposing us to increased leasing risk.  In addition, we are subject to increased leasing risk on our properties under construction and future acquired properties based on our lack of experience leasing those properties and unfamiliarity with their leasing cycles.  Student housing properties are also typically leased during a limited leasing season that usually begins in January and ends in August of each year.  We are therefore highly dependent on the effectiveness of our marketing and leasing efforts and personnel during this season.

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

Federal and state laws require colleges to publish and distribute reports of on-campus crime statistics, which may result in negative publicity and media coverage associated with crimes occurring on or in the vicinity of our on-campus properties.  Reports of crime or other negative publicity regarding the safety of the students residing on, or near, our properties may have an adverse effect on both our on-campus and off-campus business.

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

As of December 31, 2007, our total consolidated indebtedness was approximately $538.7 million (excluding unamortized debt premiums and discounts).  Our debt service obligations expose us to the risk of default and reduce or eliminate cash resources that are available to operate our business or pay distributions that are necessary to maintain our qualification as a REIT.  There is no limit on the amount of indebtedness that we may incur except as provided by the covenants in our revolving credit facility.  We expect to incur additional indebtedness to fund future property development, acquisitions and other working capital needs, which may include the payment of distributions to our security holders.  The amount available to us and our ability to borrow from time to time under our revolving credit facility is subject to certain conditions and the satisfaction of specified financial covenants.  Our level of debt and the limitations imposed on us by our debt agreements could have significant adverse consequences, including the following:

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

As of December 31, 2007, we were in the process of constructing three wholly owned properties.  These properties are subject to the various risks relating to properties that are under construction referred to elsewhere in these risk factors, including the risks that we may encounter delays in completion and that these projects may experience cost overruns.  These properties may not be completed on time.  Additionally, if we do not complete the construction of certain of our properties on schedule, we may be required to provide alternative housing to the students with whom we have signed leases.  We generally do not make any arrangements for such alternative housing for these properties and we would likely incur significant expenses in the event we provide such housing.  If construction is not completed on schedule, students may attempt to break their leases and our occupancy at such properties for that academic year may suffer.

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

We carry fire, earthquake, terrorism, business interruption, vandalism, malicious mischief, boiler and machinery, commercial general liability and workers’ compensation insurance covering all of the properties in our portfolio under various policies.  We believe the policy specifications and insured limits are appropriate and adequate given the relative risk of loss, the cost of the coverage and industry practice.  There are, however, certain types of losses, such as property damage from generally unsecured losses such as riots, wars, punitive damage awards or acts of God that may be either uninsurable or not economically insurable.  Some of our properties are insured subject to limitations involving large deductibles and policy limits that may not be sufficient to cover losses.  In addition, we may discontinue earthquake, terrorism or other insurance on some or all of our properties in the future if the cost of premiums from any of these policies exceeds, in our judgment, the value of the coverage discounted for the risk of loss.

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

In order to qualify as a REIT, we are required under the Internal Revenue Code to distribute annually at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain.  Our TRS may, in its discretion, retain any income it generates net of any tax liability it incurs on that income without affecting the 90% distribution requirements to which we are subject as a REIT.  Net income of our TRS is included in REIT taxable income and increases the amount required to be distributed, only if such amounts are paid out as a dividend by our TRS.  If our TRS distributes any of its after-tax income to us, that distribution will be included in our REIT taxable income.  In addition, we will be subject to income tax at regular corporate rates to the extent that we distribute less than 100% of our net taxable income, including any net capital gains.  Because of these distribution requirements, we may not be able to fund future capital needs, including any necessary acquisition financing, from operating cash flow.  Consequently, we will be compelled to rely on third-party sources to fund our capital needs.  We may not be able to obtain this financing on favorable terms or at all.  Any additional indebtedness that we incur will increase our leverage.  Our access to third-party sources of capital depends, in part, on:

•	general market conditions;

•	our current debt levels and the number of properties subject to encumbrances;

•	our current performance and the market's perception of our growth potential;

•	our cash flow and cash dividends; and

•	the market price per share of our stock.

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

Item 1B.  Unresolved Staff Comments

There were no unresolved comments from the staff of the SEC at December 31, 2007.

Item 2.   Properties

The following table presents certain summary information about our properties. Our properties generally are modern facilities, and amenities at most of our properties include a swimming pool, basketball courts and a large community center featuring a fitness center, computer center, tanning beds, study areas, and a recreation room with billiards and other games. Some properties also have a jacuzzi/hot tub, volleyball courts, tennis courts and in-unit washers and dryers.  Callaway House also has a food service facility.  One wholly owned property completed construction and opened in Fall 2007 and three wholly owned properties are currently under construction with scheduled completion dates that range from August 2008 through August 2009.  Lease terms are generally 12 months at wholly owned properties and nine months at our on-campus participating properties.  These properties are included in the Wholly Owned Properties and On-Campus Participating Properties segments discussed in Item 1 and the accompanying Notes to Consolidated Financial Statements contained in Item 8.  All dollar amounts in this table and others herein, except share and per share amounts, are stated in thousands unless otherwise indicated.

We own fee title to all of these properties except for:

•	University Village at TU, which is subject to a 75-year ground lease with Temple University (with four additional six-year extensions);

•	University Centre, which is subject to a 95-year ground lease;

•	Vista del Sol (formerly ASU-SCRC), which is subject to a 65-year ground/facility lease with Arizona State University (with two additional ten-year extensions);

•	Barrett Honors College, which is subject to a 65-year ground/facility lease with Arizona State University (with two additional ten-year extensions); and

•	Four on-campus participating properties held under ground/facility leases with two university systems.

Property	Year Built	Date Acquired/ Developed	Primary University Served	Typical Lease Term (Mos)	Year Ended December 31, 2007 Revenue		Average Monthly Revenue/ Bed (1)		2007 Average Occupancy (1)	Occupancy as of 12/31/07	# of Buildings	# of Units	# of Beds

WHOLLY OWNED PROPERTIES

Villas on Apache	1987	May-99	Arizona State University Main Campus	12	$1,910		$552		94.2%	99.3%	6	111	288

The Village at Blacksburg	1990/ 1998	Dec-00	Virginia Polytechnic Institute and State University	12	4,443		343		99.2%	99.1%	26	288	1,056

River Club Apartments	1996	Aug-99	The University of Georgia - Athens	12	3,500		366		98.2%	97.6%	18	266	792

River Walk Townhomes	1998	Aug-99	The University of Georgia - Athens	12	1,484		360		98.5%	97.6%	20	100	336

The Callaway House (2)	1999	Mar-01	Texas A&M University	9	6,505	(3)	n/a	(3)	103.6%	103.7%	1	173	538

The Village at Alafaya Club	1999	Jul-00	The University of Central Florida	12	5,849		545		99.0%	98.3%	20	228	839

The Village at Science Drive	2000	Nov-01	The University of Central Florida	12	5,199		553		99.1%	99.2%	17	192	732

University Village at Boulder Creek	2002	Aug-02	The University of Colorado at Boulder	12	2,504		644		98.0%	96.1%	4	82	309

University Village at Fresno	2004	Aug-04	California State University, Fresno	12	2,604		534		90.1%	83.5%	9	105	406

University Village at TU (4)	2004	Aug-04	Temple University	12	6,240		630		98.9%	97.5%	3	220	749

University Village at Sweet Home	2005	Aug-05	State University of New York - Buffalo	12	6,200		596		99.4%	99.5%	9	269	828

University Club Tallahassee (5)	2000	Feb-05	Florida State University	12	4,020		415		98.5%	97.5%	17	152	608

The Grove at University Club (5)	2002	Feb-05	Florida State University	12	846		417		98.2%	96.9%	8	64	128

College Club Tallahassee (5)	2001	Feb-05	Florida A&M University	12	2,230		374		91.7%	91.9%	11	96	384

The Greens at College Club (5)	2004	Feb-05	Florida A&M University	12	929		361		95.2%	95.6%	5	40	160

University Club Gainesville	1999	Feb-05	University of Florida	12	2,079		383		98.9%	98.9%	8	94	376

City Parc at Fry Street	2004	Mar-05	University of North Texas	12	2,683		518		99.0%	98.6%	7	136	418

The Estates	2002	Mar-05	University of Florida	12	7,198		551		99.0%	98.6%	18	396	1,044

Subtotal – Same Store Wholly Owned Properties (6)					66,423		488		98.3%	97.8%	207	3,012	9,991

Entrada Real	1999	Mar-06	University of Arizona	12	2,173		480		99.1%	97.0%	8	98	363

Royal Oaks (5)	1990	Mar-06	Florida State University	12	1,170		412		99.6%	100.0%	4	82	224

Royal Pavilion (5)	1991	Mar-06	Florida State University	12	1,065		415		98.9%	99.5%	4	60	204

Royal Village Tallahassee (5)	1992	Mar-06	Florida State University	12	1,504		415		98.9%	97.9%	4	75	288

Royal Village Gainesville	1996	Mar-06	University of Florida	12	2,569		463		96.8%	96.4%	8	118	448

Northgate Lakes	1998	Mar-06	The University of Central Florida	12	4,418		495		98.6%	96.6%	13	194	710

Royal Lexington	1994	Mar-06	The University of Kentucky	12	1,697		384		93.2%	94.2%	4	94	364

The Woods at Greenland	2001	Mar-06	Middle Tennessee State University	12	1,288		378		97.1%	96.7%	3	78	276

Property	Year Built	Date Acquired/ Developed	Primary University Served	Typical Lease Term (Mos)	Year Ended December 31, 2007 Revenue	Average Monthly Revenue/ Bed (1)		2007 Average Occupancy (1)	Occupancy as of 12/31/07	# of Buildings	# of Units	# of Beds

Raider’s Crossing	2002	Mar-06	Middle Tennessee State University	12	$1,349	$394		97.7%	98.6%	4	96	276

Raider’s Pass	2002	Mar-06	Texas Tech University	12	3,741	422		85.1%	98.7%	12	264	828

Aggie Station	2002	Mar-06	Texas A&M University	12	2,502	453		98.9%	99.6%	5	156	450

The Outpost San Marcos	2004	Mar-06	Texas State University – San Marcos	12	2,642	436		98.6%	97.7%	5	162	486

The Outpost San Antonio	2005	Mar-06	University of Texas – San Antonio	12	4,958	470		99.7%	99.4%	10	276	828

Callaway Villas	2006	Aug-06	Texas A&M University	12	5,089	581		99.2%	98.9%	18	236	704

Village on Sixth (7)	2000/ 2006	Jan-07	Marshall University	12	2,747	418		74.8%	69.4%	14	248	752

Newtown Crossing (7)	2005/ 2007	Feb-07	University of Kentucky	12	4,818	502		93.2%	87.7%	7	356	942

Olde Town University Square (7)	2005	Feb-07	University of Toledo	12	2,897	496		94.9%	94.0%	4	224	550

Peninsular Place (7)	2005	Feb-07	Eastern Michigan University	12	2,514	581		86.8%	88.9%	2	183	478

University Centre (8)	2007	Aug-07 (8)	Rutgers University, NJIT, Essex CCC	9/12	2,199	776		75.7%	76.6%	2	234	838

Vista del Sol (9)	2008	Aug-08 (9)	Arizona State University	12	61	n/a		n\a	n/a	10	613	1,866

Villas at Chestnut Ridge (10)	2008	Aug-08 (10)	State University of New York – Buffalo	12	7	n/a		n\a	n/a	12	196	552

Barrett Honors College (11)	2009	Aug-09 (11)	Arizona State University	12	-	n/a		n/a	n/a	7	601	1,720

Subtotal – New Wholly Owned Properties					51,408	454		92.4%	92.4%	160	4,644	14,147

Total – Wholly Owned Properties					117,831	459		95.3%	95.1%	367	7,656	24,138

ON-CAMPUS PARTICIPATING PROPERTIES (12) (13)

University Village – PVAMU	1996/ 97/98	Aug-96– Aug-98	Prairie View A&M University	9	8,126	458		96.5%	98.6%	30	612	1,920

University College – PVAMU	2000/ 2003	Aug-00 Aug-03	Prairie View A&M University	9	5,909	455		91.1%	92.9%	14	756	1,470

University Village – TAMIU	1997	Aug-97	Texas A&M International University	9	1,110	443		89.2%	80.4%	4	84	250

Cullen Oaks	2001/ 2005	Aug-01 Aug-05	The University of Houston	9	5,821	634		99.0%	96.1%	4	411	879

Total - On-Campus Participating Properties					20,966	475		94.5%	95.3%	52	1,863	4,519

Grand Total- All Properties					$138,797	$462	(14)	95.2%	95.1%	419	9,519	28,657

(1)
Average monthly revenue per bed is calculated based upon our base rental revenue earned during typical lease terms for the year ended December 31, 2007 divided by average occupied beds over the typical lease term.  Average occupancy is calculated based on the average number of occupied beds during typical lease terms for the year ended December 31, 2007 divided by total beds.

(2)	Although we hold an 80% interest in the property, because of our preferred distribution rights, we currently receive substantially all of the property's net cash flow.

(3)	As rent at this property includes food services, revenue is not comparable to the other properties in this chart.

(4)	Subject to a 75-year ground lease with Temple University.

(5)
For lease administration purposes, University Club Tallahassee and The Grove at University Club are reported combined, College Club Tallahassee and The Greens at College Club are reported combined, and Royal Oaks, Royal Pavilion, and Royal Village Tallahassee are reported combined.  As a result, revenue for the year ended December 31, 2007 is allocated to the respective properties based on relative bed count.

(6)	Our same store portfolio represents properties that were owned by us for both of the full years ended December 31, 2007 and 2006.

(7)	These properties were acquired during 2007. Average occupancy is calculated based on the period these properties were owned and operated by us in 2007.

(8)	This property completed construction and opened in the Fall 2007 semester. Average occupancy is calculated based on the period this property was operating in 2007.

(9)	Currently under development with a scheduled completion date of August 2008. Subject to a 65-year ground/facility lease with Arizona State University.

(10)	Currently under development with a scheduled completion date of August 2008.

(11)	Currently under development with a scheduled completion date of August 2009. Subject to a 65-year ground/facility lease with Arizona State University.

(12)
Although our on-campus participating properties accounted for 19.6% of our units, 15.8% of our beds and 15.1% of our revenues for the year ended December 31, 2007, because of the structure of their ownership and financing we have only received approximately $1.4 million in distributions of excess cash flow during the year ended December 31, 2007. The ground/facility leases through which we own our on-campus participating properties provide that the university lessor may purchase our interest in and assume the management of the facility.

(13)	Subject to ground/facility leases with their primary university systems. Average occupancy is calculated based on the nine month academic year (excluding the summer months).

(14)	Does not include revenues from The Callaway House because of its food service component.

Property Activity Subsequent to Year End

Acquisitions

In February 2008, we acquired a 144-unit, 528-bed property (Pirate’s Place) located near the campus of East Carolina University in Greenville, North Carolina, for a purchase price of $10.6 million, which excludes $0.8 million of anticipated transaction costs, initial integration expenses and capital expenditures necessary to bring this property up to our operating standards.  As part of the transaction, we assumed $7.0 million in fixed-rate mortgage debt with an annual interest rate of 7.2% and remaining term to maturity of 14.9 years.

In February 2008, we also acquired a 68-unit, 161-bed property (Sunnyside Commons) located near the campus of West Virginia University in Morgantown, West Virginia, for a purchase price of $7.5 million, which excludes $0.6 million of anticipated transaction costs, initial integration expenses and capital expenditures necessary to bring this property up to our operating standards.  We did not assume any debt as part of this transaction.

Item 3. Legal Proceedings

From time to time, we are subject to various lawsuits, claims and proceedings arising in the ordinary course of business.  As of December 31, 2007, none of these were expected to have a material adverse effect on our cash flows, financial condition, or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our stockholders during the quarter ended December 31, 2007.

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

	High	Low	Distributions Declared
Quarter ended March 31, 2006	$28.58	$24.24	$0.3375
Quarter ended June 30, 2006	$26.20	$22.40	$0.3375
Quarter ended September 30, 2006	$26.27	$23.80	$0.3375
Quarter ended December 31, 2006	$30.23	$24.85	$0.3375
Quarter ended March 31, 2007	$32.52	$28.35	$0.3375
Quarter ended June 30, 2007	$31.68	$27.12	$0.3375
Quarter ended September 30, 2007	$29.56	$24.30	$0.3375
Quarter ended December 31, 2007	$30.52	$23.18	$0.3375

Holders

As of February 29, 2008, there were approximately 14,000 holders of record of the Company’s common stock and 27,328,869 shares of common stock outstanding.

Distributions

We intend to continue to declare quarterly distributions on our common stock. The actual amount and timing of distributions, however, will be at the discretion of our Board of Directors and will depend upon our financial condition in addition to the requirements of the Code, and no assurance can be given as to the amounts or timing of future distributions.  The payment of distributions is subject to restrictions under the Company’s $115 million revolving credit facility described in Note 11 to the Consolidated Financial Statements in Item 8 and discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 under Liquidity and Capital Resources.

Equity Compensation Plans

We have adopted the 2004 Incentive Award Plan (the “Plan”). The Plan provides for the grant to selected employees and directors of the Company and the Company’s affiliates of stock options, common units of limited partnership interest in the Operating Partnership (“Common Units”), profits interest units (“PIUs”), restricted stock units (“RSUs”), restricted stock awards (“RSAs”), and other stock-based incentive awards.  The Company has reserved a total of 1,210,000 shares of the Company’s common stock for issuance pursuant to the Plan, subject to certain adjustments for changes in the Company’s capital structure, as defined in the Plan.  Refer to Note 12 in the accompanying Notes to Consolidated Financial Statements in Item 8 for a more detailed description of the Plan.  As of December 31, 2007, the total units and shares issued under the Plan were as follows:

	# of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	# of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders	482,782	(1)	$-0-	727,218
Equity Compensation Plans Not Approved by Security Holders	n/a		n/a	n/a

(1)
Consists of RSUs granted to non-employee Board of Director members, RSAs granted to its executive officers and certain employees and common units of limited partnership interest in the Operating Partnership.

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

The following data should be read in conjunction with the Notes to Consolidated Financial Statements in Item 8 and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7.

	As of and for the Year Ended December 31,
	2007	2006	2005	2004	2003
Statements of Operations Information:
Revenues	$147,135	$118,953	$82,522	$56,230	$52,792
(Loss) income from continuing operations	(1,686)	1,662	1,751	(1,350)	(186)
Discontinued operations:
Income (loss) attributable to
discontinued operations	-	2,287	2,028	50	(774)
Gain (loss) from disposition of real estate	-	18,648	5,883	(39)	16
Net (loss) Income	(1,686)	22,597	9,662	(1,339)	(944)

Per Share and Distribution Data:
Earnings per diluted share:
(Loss) income from continuing operations	$(0.07)	$0.08	$0.12	$0.05 (1)
Discontinued operations	-	1.09	0.53	0.10 (1)
Net (loss) income	(0.07)	1.17	0.65	0.15 (1)
Cash distributions declared per share / unit	1.35	1.35	1.35	0.1651 (1)
Cash distributions declared	32,931	25,287	20,180	2,084 (1)

Balance Sheet Data:
Total assets	$1,076,296	$884,381	$550,862	$367,628	$330,566
Secured debt	533,430	432,294	291,646	201,014	267,518
Unsecured revolving credit facility	9,600	-	-	-	-
Capital lease obligations	2,798	2,348	1,679	598	410
Stockholders' and Predecessor owners'
equity (2)	444,377	369,474	223,227	138,229	27,658

Selected Owned Property Information:
Owned properties	44	38	25	18	14
Units	9,519	7,711	5,620	4,317	3,567
Beds	28,657	23,663	17,109	12,955	10,546
Occupancy as of December 31,	95.1%	96.2%	97.0%	97.1%	91.5%

Net cash provided by operating activities	$29,047	$35,237	$20,429	$17,778	$6,846
Net cash used in investing activities	(187,591)	(102,718)	(111,755)	(63,621)	(33,738)
Net cash provided by financing activities	91,510	121,947	111,332	45,251	21,553

Funds From Operations ("FFO"):
Net (loss) income	$(1,686)	$22,597	$9,662	$(1,339)	$(944)
Minority interests	255	2,038	164	(100)	(16)
(Gain) loss from disposition of real estate	-	(18,648)	(5,883)	39	(16)
Real estate related depreciation and
amortization	29,824	24,956	16,032	10,009	8,937
Funds from operations (3)(4)	$28,393	$30,943	$19,975	$8,609	$7,961

(1)	Represents per share information and cash distributions declared during the period from August 17, 2004 (our IPO date) through December 31, 2004.

(2)
Information for the years ended December 31, 2007, 2006, 2005 and 2004 reflects our stockholders’ equity as a result of and subsequent to the IPO while the previous year reflects our Predecessor owners’ equity.

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

In January 2007, we acquired a 248-unit, 752-bed property (Village on Sixth) located near the campus of Marshall University in Huntington, West Virginia, for a purchase price of $25.6 million, which excludes $1.7 million of transaction costs, initial integration expenses and capital expenditures necessary to bring this property up to our operating standards.  As part of the transaction, we assumed two fixed-rate mortgage loans, which includes one for $16.2 million with an annual interest rate of 5.5% and remaining term to maturity of 7.5 years and a second loan for $1.4 million with an annual interest rate of 6.6% and remaining term to maturity of 9.9 years.

In February 2007, we acquired a three property portfolio (the “Edwards Portfolio”) for a purchase price of $102.0 million, which excludes $3.7 million of transaction costs, initial integration expenses and capital expenditures necessary to bring these properties up to our operating standards.  As part of the transaction, we assumed $70.7 million in fixed-rate mortgage debt with a weighted average annual interest rate of 5.7% and an average remaining term to maturity of 8.5 years.  In August 2007, construction was completed on an additional phase at one of these properties.  As contemplated in the original transaction, concurrent with the completion of construction in August 2007, we purchased this additional phase consisting of 24 units and 84 beds, for approximately $4.6 million.

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

In February 2008, we acquired a 144-unit, 528-bed property (Pirate’s Place) located near the campus of East Carolina University in Greenville, North Carolina, for a purchase price of $10.6 million, which excludes $0.8 million of anticipated transaction costs, initial integration expenses and capital expenditures necessary to bring this property up to our operating standards.  As part of the transaction, we assumed $7.0 million in fixed-rate mortgage debt with an annual interest rate of 7.2% and remaining term to maturity of 14.9 years.

In February 2008, we also acquired a 68-unit, 161-bed property (Sunnyside Commons) located near the campus of West Virginia University in Morgantown, West Virginia, for a purchase price of $7.5 million, which excludes $0.6 million of anticipated transaction costs, initial integration expenses and capital expenditures necessary to bring this property up to our operating standards.  We did not assume any debt as part of this transaction.

Property Portfolio

As of December 31, 2007, our total property portfolio contained 44 student housing properties with approximately 28,600 beds and 9,500 apartment units, all of which we manage.  These communities contain modern housing units, offer resort-style amenities and are supported by a resident assistant system and other student-oriented programming.

Our property portfolio includes 40 wholly owned properties, which consists of 38 owned off-campus properties that are in close proximity to 33 colleges and universities in 15 states, of which one is currently under construction, and two owned on-campus properties currently under construction.  The net operating income of these student housing communities, which is one of the financial measures that we use to evaluate community performance, is affected by the demand and supply dynamics within our markets, which drives our rental rates and occupancy levels and is affected by our ability to control operating costs.  Our overall operating performance is also impacted by the general availability and cost of capital and the performance of our newly developed and acquired student housing communities.  We create long-term stockholder value by accessing capital on cost effective terms, deploying that capital to develop, redevelop and acquire student housing communities and selling communities when they no longer meet our long-term investment strategy and when market conditions are favorable.

The construction of our two owned on-campus properties are funded with our equity through the ACE program which enables colleges and universities to preserve their credit capacity to fund core academic infrastructure.  Each of these properties will operate under a ground/facility lease with a related university system.

Additionally, we participate with two university systems in the ownership of four on-campus properties under long-term ground/facility leases; we refer to these properties as our “on-campus participating properties.”

Third-Party Development and Management Services

We also provide development and construction management services for student housing properties owned by universities, 501(c) 3 foundations and others.  Our clients have included some of the nation’s most prominent systems of higher education, including the State University of New York System, the University of California System, the University of Houston System, the Texas A&M University System, the Texas State University System, the University of Georgia System, the University of North Carolina System, the Purdue University System, the University of Colorado System, and the West Virginia University System.  We have developed student housing properties for these clients and a majority of the time have been retained to manage these properties following their opening.  Since 1996, we have developed and assisted in securing financing for 30 third-party student housing properties.  As of December 31, 2007, we were under contract on four projects that are currently in progress and whose fees range from $0.2 million to $3.5 million.  As of December 31, 2007, fees of approximately $2.6 million remained to be earned by us with respect to these projects, which have scheduled completion dates of July 2008 through March 2010.

We also provide third-party management and leasing services for 19 properties that represent approximately 15,200 beds in approximately 6,000 units, seven of which we developed.  Our third-party management and leasing services are typically provided pursuant to multi-year management contracts that have an initial term that ranges from one to five years.  As of December 31, 2007, our total owned and managed portfolio included 63 properties that represented approximately 43,800 beds in approximately 15,500 units.

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

Revenue and Cost Recognition of Third-Party Development and Management Services

Development revenues are generally recognized based on a proportionate performance method based on contract deliverables, while construction revenues are recognized using the percentage of completion method, as determined by construction costs incurred relative to total estimated construction costs.  Costs associated with such projects are deferred and recognized in relation to the revenues earned on executed contracts.  For projects where our fee is based on a fixed price, any cost overruns incurred during construction, as compared to the original budget, will reduce the net fee generated on those projects.  Incentive fees are generally recognized when the project is complete and performance has been agreed upon by all parties, or when performance has been verified by an independent third-party.

We also evaluate the collectibility of fee income and expense reimbursements generated through the provision of development and construction management services based upon the individual facts and circumstances, including the contractual right to receive such amounts in accordance with the terms of the various projects, and reserves any amounts that are deemed to be uncollectible.

Pre-development expenditures such as architectural fees, permits and deposits associated with the pursuit of third-party and owned development projects are expensed as incurred, until such time that management believes it is probable that the contract will be executed and/or construction will commence.  Because we frequently incur these pre-development expenditures before a financing commitment and/or required permits and authorizations have been obtained, we bear the risk of loss of these pre-development expenditures if financing cannot ultimately be arranged on acceptable terms or we are unable to successfully obtain the required permits and authorizations.  As such, management evaluates the status of third-party and owned projects that have not yet commenced construction on a periodic basis and expenses any deferred costs related to projects whose current status indicates the commencement of construction is unlikely and/or the costs may not provide future value to us in the form of revenues.  Such write-offs are included in third-party development and management services expenses (in the case of third-party development projects) or general and administrative expenses (in the case of owned development projects) on the accompanying consolidated statements of operations.

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

Allocation of Fair Value to Acquired Properties

The price that we pay to acquire a property is impacted by many factors, including the condition of the buildings and improvements, the occupancy of the building, favorable or unfavorable financing, and numerous other factors. Accordingly, we are required to make subjective assessments to allocate the purchase price paid to acquire investments in real estate among the assets acquired and liabilities assumed based on our estimate of the fair values of such assets and liabilities. This includes, among other items, determining the value of the buildings and improvements, land, in-place tenant leases, and any debt assumed from the seller. Each of these estimates requires a great deal of judgment and some of the estimates involve complex calculations. Our calculation methodology is summarized in Note 2 to our consolidated financial statements contained in Item 8 herein. These allocation assessments have a direct impact on our results of operations because if we were to allocate more value to land there would be no depreciation with respect to such amount or if we were to allocate more value to the buildings as opposed to allocating to the value of in-place tenant leases, this amount would be recognized as an expense over a much longer period of time, since the amounts allocated to buildings are depreciated over the estimated lives of the buildings whereas amounts allocated to in-place tenant leases are amortized over the terms of the leases (generally less than one year).

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

Outperformance Bonus Plan

The Outperformance Bonus Plan was adopted upon consummation of our IPO in August 2004, and consisted of awards to key employees equal to the value of 367,682 shares of our common stock.  Compensation related to these awards was not recorded until 2007 when management determined that certain of the required performance measures were probable of achievement.  Such awards vested on the third anniversary of the IPO (August 2007), upon our achievement of specified performance measures.  Upon vesting, the Compensation Committee of the Board of Directors exercised its permitted discretion and granted 132,400 of the awards to selected recipients in the form of PIUs, with the remainder of the awards paid in cash in the amount of $6.7 million.  A compensation charge of approximately $10.4 million was recorded during the year ended December 31, 2007, to reflect the value of such awards.  As a result of our October 2007 equity offering discussed in Note 2 in the accompanying Notes to Consolidated Financial Statements contained in Item 8 herein, a book-up event occurred for tax purposes, resulting in the 132,400 PIUs being converted to Common Units of the Operating Partnership.

Construction Property Savings and Fire Proceeds

An entity formed by our Predecessor owners was entitled to any savings in the budgeted completion cost of three of our owned off-campus construction properties that were completed in Fall 2004.  In February 2005, our Predecessor owners received such funds.  Additionally, in April 2005, our Predecessor owners received insurance proceeds originally received by us in connection with the fire that occurred at the University Village at Fresno in 2003.  These payments were accounted for as equity distributions.

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

Results of Operations

Comparison of the Years Ended December 31, 2007 and December 31, 2006

The following table presents our results of operations for the years ended December 31, 2007 and 2006, including the amount and percentage change in these results between the two periods.

	Year Ended December 31,
	2007	2006	Change($)	Change(%)
Revenues:
Owned off-campus properties	$116,286	$89,264	$27,022	30.3%
On-campus participating properties	20,966	19,960	1,006	5.0%
Third-party development services	5,490	5,778	(288)	(5.0%)
Third-party management services	2,821	2,532	289	11.4%
Resident services	1,572	1,419	153	10.8%
Total revenues	147,135	118,953	28,182	23.7%

Operating expenses:
Owned off-campus properties	55,155	42,620	12,535	29.4%
On-campus participating properties	9,379	8,970	409	4.6%
Third-party development and management services	5,708	5,564	144	2.6%
General and administrative	17,660	6,278	11,382	181.3%
Depreciation and amortization	30,444	24,864	5,580	22.4%
Ground/facility lease	1,622	857	765	89.3%
Total operating expenses	119,968	89,153	30,815	34.6%

Operating income	27,167	29,800	(2,633)	(8.8%)

Nonoperating income and (expenses):
Interest income	1,477	1,230	247	20.1%
Interest expense	(27,871)	(25,937)	(1,934)	7.5%
Amortization of deferred financing costs	(1,340)	(1,365)	25	(1.8%)
Loss from unconsolidated joint venture	(108)	-	(108)	100.0%
Total nonoperating expenses	(27,842)	(26,072)	(1,770)	6.8%

(Loss) income before income taxes, minority interests, and discontinued operations	(675)	3,728	(4,403)	(118.1%)
Income tax provision	(756)	(28)	(728)	2600.0%
Minority interests	(255)	(2,038)	1,783	(87.5%)
(Loss) income from continuing operations	(1,686)	1,662	(3,348)	(201.4%)

Discontinued operations:
Income attributable to discontinued operations	-	2,287	(2,287)	(100.0%)
Gain from disposition of real estate	-	18,648	(18,648)	(100.0%)
Total discontinued operations	-	20,935	(20,935)	(100.0%)
Net (loss) income	$(1,686)	$22,597	$(24,283)	(107.5%)

Owned Off-Campus Properties Operations

Revenues and operating expenses from our owned off-campus properties increased by $27.0 million and $12.5 million, respectively, in 2007 as compared to 2006.  These increases were primarily due to the acquisition of four properties during the first quarter of 2007, the acquisition of a 13-property portfolio (the “Royal Portfolio”) in March 2006, and the completion of construction and opening of Callaway Villas in August 2006 and University Centre in August 2007.  The Village on University was sold in December 2006 and is therefore not reflected in operating revenues and expenses but is included in discontinued operations.

New Property Operations.  In January 2007 we acquired Village on Sixth and in February and August 2007 we acquired the Edwards Portfolio.  In March 2006, we also acquired the 13-property Royal Portfolio, consisting of 5,745 beds.  Finally, in August 2006, we completed construction of and opened Callaway Villas and in August 2007 we completed construction of and opened University Centre.  These new properties contributed $24.7 million of additional revenues and $11.8 million of additional operating expenses in 2007 as compared to 2006.

Same Store Property Operations (Excluding New Property Activity).  We had 18 properties containing 9,991 beds which were operating during both 2007 and 2006.  These properties produced revenues of $66.4 million and $64.0 million during 2007 and 2006, respectively, an increase of $2.4 million.  Excluding resident services revenues, which are provided through our TRS subsequent to our IPO, these properties produced revenues of $65.1 million during 2007, as compared to $62.7 million in 2006, an increase of $2.4 million.  This increase was primarily due to an increase in average rental rates and other income during 2007 as compared to 2006, which was offset by a slight decrease in average occupancy rates from 97.3% in 2006 to 97.0% in 2007.  Revenues in 2008 will be dependent on our ability to maintain our current leases in effect for the 2007/2008 academic year and our ability to obtain appropriate rental rates and desired occupancy for the 2008/2009 academic year at our various properties during our leasing period, which typically begins in January and ends in August.

At these existing properties, operating expenses increased by $0.7 million, to $29.7 million in 2007 as compared to $29.0 million in 2006.  This increase was primarily the result of an increase in maintenance costs, payroll and bad debt expense, offset by utility savings and marketing cost savings related to our early lease-up for the 2007/2008 academic year.  We anticipate that operating expenses in 2008 will increase slightly as compared with 2007 as a result of expected increases in utility costs, insurance costs, property taxes and general inflation.

On-Campus Participating Properties (“OCPP”) Operations

Same Store OCPP Operations.  We had four on-campus participating properties containing 4,519 beds which were operating during both 2007 and 2006.  Revenues from our same store on-campus participating properties increased to $21.0 million in 2007 from $20.0 million in 2006, an increase of $1.0 million.  This increase was primarily due to an increase in average occupancy from 73.1% in 2006 to 78.2% in 2007, as well as an increase in average rental rates.

At these existing properties, operating expenses increased to $9.4 million in 2007 from $9.0 million in 2006, an increase of $0.4 million.  This increase was primarily the result of an increase in maintenance costs incurred at one of our on-campus participating properties and an increase in bad debt expense at another one of our on-campus participating properties.  We anticipate that operating expenses in 2008 will increase slightly as compared with 2007 as a result of expected increases in utility costs, insurance costs and general inflation.

Third-Party Development Services Revenue

Third-party development services revenue decreased by $0.3 million from $5.8 million in 2006 to $5.5 million in 2007.  This decrease was primarily due to fewer projects in progress during 2007 as compared to 2006.  We had seven projects in progress during 2007 with an average contractual fee of approximately $1.7 million, as compared to 2006 in which we had nine projects in progress with an average contractual fee of approximately $1.6 million.  We anticipate third-party development services revenue to increase in 2008 due to awards in 2007 that are expected to commence during 2008.  Development services revenues are dependent on our ability to successfully be awarded such projects, the amount of the contractual fee related to the project and the timing and completion of the development and construction of the project.  In addition, to the extent projects are completed under budget, we may be entitled to a portion of such savings, which are recognized as revenue when performance has been agreed upon by all parties, or when performance has been verified by an independent third-party.  It is possible that projects for which we have deferred pre-development costs will not close and that we will not be reimbursed for such costs.  The pre-development costs associated therewith will ordinarily be charged against income for the then-current period.

Third-Party Management Services Revenue

Third-party management services revenues increased by $0.3 million from $2.5 million in 2006 to $2.8 million in 2007.  This increase was primarily the result of the commencement of four management contracts in August 2006 and four management contracts in the fourth quarter of 2007, which was offset by the discontinuation of the Texas State University System management contracts in July 2006.  We anticipate that third-party management services revenues in 2008 will increase as compared with 2007, primarily as a result of the previously mentioned contracts obtained during the fourth quarter of 2007.

Resident Services

Resident services revenue represents revenue earned by our TRS related to the provision of certain services to residents at our properties, such as food service, housekeeping, and resident programming activities.  These services are provided to the residents at market rates and under an agreement between the TRS and the Operating Partnership, payments from residents are collected by the properties on behalf of the TRS in conjunction with their collection of rents.  Revenue from resident services increased approximately $0.2 million from $1.4 million in 2006 to $1.6 million in 2007.  This increase was primarily due to additional revenue earned during 2007 from the acquired properties discussed above and the completion of construction and opening of Callaway Villas in August 2006 and University Centre in August 2007.  As a business strategy, our level of services provided to residents by the TRS is only incidental to that which is necessary to maintain or increase occupancy.  We anticipate that resident services revenue will increase in 2008 as compared to 2007 as additional revenues are generated from the timing of acquisitions and development properties placed into service.

General and Administrative

General and administrative expenses increased approximately $11.4 million, from $6.3 million in 2006, to $17.7 million in 2007.  This increase was primarily due to a compensation charge of $10.4 million recorded in 2007 related to the Company’s 2004 Outperformance Bonus Plan, which is more fully discussed in Note 12 in the accompanying Notes to Consolidated Financial Statements contained in Item 8 herein.  In addition, we experienced an increase in payroll and other related costs as a result of overall increases in corporate staffing levels due to the recent growth in our owned property portfolio from the property acquisitions and owned developments completed in 2007 and 2006.  We anticipate general and administrative expenses to decrease in 2008 as a result of the $10.4 million compensation charge recorded in 2007, offset by anticipated increases in payroll and other related costs in 2008 as a result of the previously mentioned increases in corporate staffing levels experienced as a result of the recent growth of our owned portfolio and the expected closing of the Mergers.

Depreciation and Amortization

Depreciation and amortization increased approximately $5.5 million from $24.9 million in 2006 to $30.4 million in 2007.  This increase was due to the acquisition of four properties during the first quarter of 2007, the acquisition of the 13-property Royal Portfolio in March 2006, the completion of construction and opening of an owned development project in August 2006 and the completion of construction and opening of another owned development project in August 2007.  In conjunction with the acquisition of the four properties during the first quarter of 2007 and the 13-property Royal Portfolio on March 1, 2006, a valuation was assigned to in-place leases which was amortized over the remaining lease terms of the acquired leases (generally less than one year).  This contributed $1.2 million and $2.3 million of additional depreciation and amortization expense in 2007 and 2006, respectively, a decrease of $1.1 million.  We expect depreciation and amortization in 2008 to increase from 2007 primarily due to a full year’s depreciation on properties acquired and placed in service during 2007, the $18.1 million of recently completed 2008 acquisitions and the addition of the GMH properties to our portfolio.

Amortization of deferred financing costs remained relatively constant at $1.3 million for both 2007 and 2006.  We expect amortization of deferred financing costs in 2008 to increase due to properties acquired in 2007, the recently completed 2008 acquisitions and the addition of the GMH properties to our portfolio.

Ground Lease Expense

Ground lease expense increased by $0.8 million, from $0.8 million in 2006 to $1.6 million in 2007.  This increase was primarily the result of the refinancing of the Cullen Oaks loans in February 2007, which reduced debt service expense and therefore increased the amount of cash flow available for distribution.  In addition, we experienced a significant decrease in vacancies at one of our other on-campus participating properties which increased the amount of cash flow available for distribution.

Interest Income

Interest income increased by approximately $0.3 million, from $1.2 million in 2006 to $1.5 million in 2007.  This increase was primarily due to interest earned during 2007 on the remaining proceeds from our September 2006 equity offering and net proceeds from the disposition of an owned off-campus property in December 2006.

Interest Expense

Interest expense increased approximately $2.0 million, from $25.9 million in 2006 to $27.9 million in 2007.  This increase was primarily due to $5.4 million of additional interest incurred in 2007 associated with debt assumed or incurred in connection with the previously mentioned 2007 and 2006 property acquisitions, net of the amortization of debt premiums and discounts recorded to reflect the market value of debt assumed.  This increase was offset by a $2.0 million decrease in interest expense on our revolving credit facility as a result of a decrease in the weighted average balance from $41.1 million to $8.4 million for the years ended December 31, 2006 and 2007, respectively.  In addition, capitalized interest increased by $1.2 million as a result of more owned properties being under development during 2007 as compared to 2006.  We anticipate that interest expense in 2008 will increase from 2007 levels due to interest expense assumed or incurred in connection with property acquisitions and the Mergers.

Loss from unconsolidated joint venture

We own an equity interest in a joint venture that owns a military housing privatization project with the United States Navy, as discussed in Note 10 in the accompanying Notes to Consolidated Financial Statements contained in Item 8 herein.  In December 2007, the joint venture closed and obtained financing through taxable revenue bonds and our share of the loss from the joint venture is reflected under loss from unconsolidated joint venture in the consolidated statement of operations for the year ended December 31, 2007.

Income Taxes

The income tax provision of $0.8 million in 2007 is primarily the result of the write-off of the Company’s deferred tax asset.  In August 2007, in connection with the vesting of the Company’s Outperformance Bonus Plan discussed in Note 12 in the accompanying Notes to Consolidated Financial Statements contained in Item 8 herein, a portion of the compensation expense associated with the awards was recorded by the TRS.  As a result, it was determined that it was more likely than not that we would not realize the benefit of the deferred tax asset and increased the valuation allowance by a discrete item of $0.5 million.  In addition, the Texas Governor signed into law a Texas margin tax which restructured the state business tax by replacing the taxable capital components of the franchise tax with a "taxable margin" component.  The Texas margin tax became effective in 2007, and as a result, we incurred tax expense of approximately $0.2 million for the year ended December 31, 2007.

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

Minority Interests

The variance in minority interests is primarily due to the Company’s net loss position for 2007 as compared to the Company’s net income position for 2006.  Minority interests represent external partners in our Operating Partnership as well as certain third-party partners in joint ventures consolidated by us for financial reporting purposes.  Accordingly, these external partners are allocated their share of income/loss during the respective reporting periods

Discontinued Operations

Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, requires, among other items, that the operating results of real estate properties sold or classified as held for sale be included in discontinued operations in the statements of operations for all periods presented.  The Village on University, an owned off-campus property, was sold in December 2006 for $51.0 million and the resulting gain on disposition of $18.6 million is included in discontinued operations for the year ended December 31, 2006.  The net operating income attributable to this property is included in discontinued operations for the year ended December 31, 2006.

Please refer to Note 6 in the accompanying Notes to Consolidated Financial Statements contained in Item 8 herein for a table summarizing the results of operations of the properties sold during the years ended December 31, 2006 and 2005.

Comparison of the Years Ended December 31, 2006 and December 31, 2005

The following table presents our results of operations for the years ended December 31, 2006 and 2005, including the amount and percentage change in these results between the two periods.

	Year Ended December 31,
	2006	2005	Change($)	Change(%)
Revenues:
Owned off-campus properties	$89,264	$54,287	$34,977	64.4%
On-campus participating properties	19,960	18,470	1,490	8.1%
Third-party development services	5,778	5,854	(76)	(1.3%)
Third-party management services	2,532	2,786	(254)	(9.1%)
Resident services	1,419	1,125	294	26.1%
Total revenues	118,953	82,522	36,431	44.1%

Operating expenses:
Owned off-campus properties	42,620	25,653	16,967	66.1%
On-campus participating properties	8,970	8,325	645	7.7%
Third-party development and management services	5,564	6,969	(1,405)	(20.2%)
General and administrative	6,278	6,714	(436)	(6.5%)
Depreciation and amortization	24,864	15,447	9,417	61.0%
Ground/facility lease	857	873	(16)	(1.8%)
Total operating expenses	89,153	63,981	25,172	39.3%

Operating income	29,800	18,541	11,259	60.7%

Nonoperating income and (expenses):
Interest income	1,230	825	405	49.1%
Interest expense	(25,937)	(17,368)	(8,569)	49.3%
Amortization of deferred financing costs	(1,365)	(1,176)	(189)	16.1%
Other nonoperating income	-	1,279	(1,279)	(100.0%)
Total nonoperating expenses	(26,072)	(16,440)	(9,632)	58.6%

Income before income taxes, minority interests, and discontinued operations	3,728	2,101	1,627	77.4%
Income tax provision	(28)	(186)	158	(84.9%)
Minority interests	(2,038)	(164)	(1,874)	1,142.7%
Income from continuing operations	1,662	1,751	(89)	(5.1%)

Discontinued operations:
Income attributable to discontinued operations	2,287	2,028	259	12.8%
Gain from disposition of real estate	18,648	5,883	12,765	217.0%
Total discontinued operations	20,935	7,911	13,024	164.6%
Net income	$22,597	$9,662	$12,935	133.9%

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

Same Store Property Operations (Excluding New Property Activity).  We had ten properties containing 6,045 beds which were operating during both 2006 and 2005.  These properties produced revenues of $39.1 million and $38.0 million during 2006 and 2005, respectively, an increase of $1.1 million.  Excluding resident services revenues, which are provided through our TRS, these properties produced revenues of $38.1 million during 2006, as compared to $37.0 million in 2005, an increase of $1.1 million.  This increase was primarily due to an increase in average rental rates during 2006 as compared to 2005, as well as the improved lease up for the 2006/2007 academic year, which resulted in average occupancy rates increasing to 96.6% in 2006 from 96.2% in 2005.

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

Minority Interests

Minority interests increased by approximately $1.8 million from $0.2 million in 2005 to $2.0 million in 2006.  This increase was primarily due to the issuance of Common Units and Series A Preferred Units in our Operating Partnership on March 1, 2006 in connection with our acquisition of the Royal Portfolio.  See Note 9 in the accompanying Notes to Consolidated Financial Statements contained in Item 8 herein for a detailed description of minority interests.

Discontinued Operations

SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, requires, among other items, that the operating results of real estate properties sold or classified as held for sale be included in discontinued operations in the statements of operations for all periods presented.  The Village on University, an owned off-campus property, was sold in December 2006 for $51.0 million and the resulting gain on disposition of $18.6 million is included in discontinued operations for the year ended December 31, 2006.  The net operating income attributable to this property is included in discontinued operations for the years ended December 31, 2006 and 2005.  In addition, our University Village at San Bernardino property was sold to Cal State University – San Bernardino in January 2005.  The net operating loss and the resulting gain on disposition are also included in discontinued operations for the year ended December 31, 2005.

Please refer to Note 6 in the accompanying Notes to Consolidated Financial Statements contained in Item 8 herein for a table summarizing the results of operations of the properties sold during the years ended December 31, 2006 and 2005.

Cash Flows

Comparison of Years Ended December 31, 2007 and December 31, 2006

Operating Activities

For the year ended December 31, 2007, net cash provided by operating activities before changes in working capital accounts provided $34.5 million, as compared to $32.3 million for the year ended December 31, 2006, an increase of $2.2 million.  Changes in working capital accounts utilized $5.5 million for the year ended December 31, 2007 while working capital accounts provided $2.9 million for the year ended December 31, 2006, a decrease of $8.4 million.  This decrease was primarily due to the partial payment in 2007 of secured promissory notes and cash retained by us related to the acquisition of the Royal Portfolio in March 2006.  In addition, we experienced an increase in accounts receivable from our third-party development services due to a significant increase in projects awarded during 2007 that are expected to commence during 2008.

Investing Activities

Investing activities utilized $187.6 million and $102.7 million for the years ended December 31, 2007 and 2006, respectively.  The increase in cash utilized in investing activities during the year ended December 31, 2007 is partly due to a $50.7 million increase in cash used to fund the construction of our owned development properties.  During the year ended December 31, 2007, four owned properties were under development, of which one was completed and opened for occupancy in August 2007.  During the year ended December 31, 2006, three owned properties were under development, of which one was completed and opened for occupancy in August 2006.  The increase in cash utilized in investing activities is also related to proceeds received from the sale of our owned off-campus property, The Village on University, in December 2006.  These increases were offset by a $16.5 million decrease in the use of cash to acquire properties.  We acquired the 13-property Royal Portfolio in 2006 as compared to four properties acquired in 2007.  For the years ended December 31, 2007, 2006 and 2005, our cash utilized in investing activities was comprised of the following:

	Year Ended December 31,
	2007	2006	2005
Property disposition	$-	$50,045	$28,023
Property and land acquisitions	(53,205)	(69,697)	(72,763)
Capital expenditures for on-campus participating properties	(480)	(483)	(489)
Capital expenditures for owned properties	(8,097)	(6,887)	(3,639)
Investments in on-campus participating properties under development	-	-	(15,398)
Renovation expenditures for owned off-campus property	-	(1,662)	-
Investments in owned properties under development	(123,723)	(73,048)	(47,398)
Purchase of corporate furniture, fixtures, and equipment	(486)	(986)	(742)
Investment in unconsolidated joint venture	(1,600)	-	-

Sale of option to acquire interest in student housing property	-	-	651
Total	$(187,591)	$(102,718)	$(111,755)

Financing Activities

Cash provided by financing activities totaled $91.5 million and $121.9 million for the years ended December 31, 2007 and 2006, respectively.  The decrease in cash provided by financing activities was partly the result of our equity offering in September 2006 which raised $133.2 million, net of offering costs, as compared to the $98.8 million, net of offering costs, raised in our October 2007 equity offering.  In addition, there was an $8.4 million increase in distributions to common and restricted stockholders and minority partners as a result of the September 2006 and October 2007 equity offerings and the issuance of common and preferred units in the Operating Partnership as partial consideration for the purchase of the Royal Portfolio.  These decreases were offset by a $9.6 million increase in proceeds received from our revolving credit facility, net of paydowns.  In addition, there was an $2.9 million increase in the change of our construction accounts payable balance as a result of an increase in owned development activity financed with construction loans in 2007 as compared to 2006.

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

Investing Activities

Investing activities utilized $102.7 million and $111.8 million for the years ended December 31, 2006 and 2005, respectively.  The decrease in cash utilized in investing activities during the year ended December 31, 2006 related primarily to proceeds received from the sale of our owned off-campus property, The Village on University, in December 2006 and development costs incurred in 2005 on an additional phase of an on-campus participating property that was completed and opened for occupancy in Fall 2005.  These decreases were offset by a $25.6 million increase in cash used to fund the construction of our owned development properties and proceeds received from the sale of University Village at San Bernardino in January 2005.  During the years ended December 31, 2006, three owned off-campus properties were under development, of which one was completed and opened for occupancy in August 2006.  During the year ended December 31, 2005, three owned off-campus properties were under development, of which one was completed and opened for occupancy in August 2005.

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

Structure of Owned On-campus Properties

We have entered into two 65-year ground/facility leases (each with two ten-year extensions available) with a university system to finance, construct, and manage two student housing facilities, which are currently under construction with scheduled completion dates of August 2008 and August 2009.  Under the terms of these ground/facility leases, the university system owns both the land and improvements, and we will make annual minimum rent payments to the university system during the first five years of operation for one property and the first ten years of operation for the other property.  In addition, we will pay the university system variable rent payments based upon the operating performance of the properties.

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

The following table reflects the amounts related to our on-campus participating properties included in our consolidated financial statements for the years ended December 31, 2007, 2006, and 2005:

	Year Ended December 31,
	2007	2006	2005
Revenues	$20,966	$19,960	$18,470
Direct operating expenses (1)	(8,701)	(8,382)	(7,738)
Amortization	(4,263)	(4,131)	(3,661)
Amortization of deferred financing costs	(189)	(241)	(234)
Ground/facility lease (2)	(1,622)	(857)	(873)
Net operating income	6,191	6,349	5,964
Interest income	359	330	178
Interest expense (3) (4)	(6,225)	(6,447)	(5,718)
Net income	$325	$232	$424

(1)
Excludes property management fees of $1.0 million for the year ended December 31, 2007 and $0.9 million for both the years ended December 31, 2006 and 2005.  This expense and the corresponding fee revenue recognized by us have been eliminated in consolidation. Also excludes allocation of expenses related to corporate management and oversight.

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

(4)	Debt service expenditures for these properties totaled $8.4 million, $8.7 million and $7.8 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Liquidity and Capital Resources

Cash Balances and Liquidity

As of December 31, 2007, excluding our on-campus participating properties, we had $18.4 million in cash and cash equivalents and restricted cash as compared to $83.5 million in cash and cash equivalents and restricted cash as of December 31, 2006.  This decrease was primarily due to the use of the remaining proceeds from our September 2006 equity offering and December 2006 disposition of an owned off-campus property, The Village on University, to fund our 2007 property acquisitions and the construction of our owned development projects.  In October 2007, we completed an equity offering which generated net proceeds of approximately $98.7.  We used $47.9 million of the equity offering proceeds to pay off the balance on our revolving credit facility and $43.9 million to pay off the University Centre construction loan.  Restricted cash primarily consists of escrow accounts held by lenders and resident security deposits, as required by law in certain states.  Additionally, restricted cash as of December 31, 2007 also included $0.4 million of funds held in escrow in connection with potential property acquisitions and development opportunities.

As of December 31, 2007, our short-term liquidity needs included, but were not limited to, the following: (i) anticipated distribution payments to our common and restricted stockholders totaling approximately $37.1 million based on an anticipated annual distribution of $1.35 per share based on the number of our shares outstanding as of December 31, 2007, including those distributions required to maintain our REIT status and satisfy our current distribution policy, (ii) anticipated distribution payments to our Operating Partnership unitholders totaling approximately $2.2 million based on an anticipated annual distribution of $1.35 per Common Unit and a cumulative preferential per annum cash distribution rate of 5.99% on our Series A Preferred Units based on the number of units outstanding as of December 31, 2007, (iii) funds for potential future acquisitions including approximately $10.9 million used toward the purchase of two properties in February 2008, (iv) remaining development costs on Barrett Honors College (formerly component II of the Arizona State University project), estimated to be approximately $59.5 million, and (v) funds for other potential future development projects.  We expect to meet our short-term liquidity requirements generally through net cash provided by operations, borrowings under our revolving credit facility, and offerings under a shelf registration statement under which we may offer up to $261 million of debt securities, preferred stock, common stock and securities warrants.

We may seek additional funds to undertake the Mergers and other initiatives or obtain additional cushion against possible shortfalls.  We also may pursue additional financing as opportunities arise.  Future financings may include a range of different sizes or types of financing, including the sale of additional debt or equity securities.  While we believe we will be able to obtain such funds, these funds may not be available on favorable terms or at all.  Our ability to obtain additional financing depends on several factors, including future market conditions, our success or lack of success in penetrating our markets, our future creditworthiness, and restrictions contained in agreements with our investors or lenders, including the restrictions contained in the agreements governing our revolving credit facility.  These financings could increase our level of indebtedness or result in dilution to our equity holders.

2007 Equity Offering

On October 10, 2007, we completed an equity offering, consisting of the sale of 3,500,000 shares of our common stock at a price of $28.29 per share, resulting in gross proceeds of approximately $99.0 million.  We received approximately $98.7 million in net proceeds after deducting offering costs of approximately $0.3 million.  We used $47.9 million of these proceeds to repay the outstanding balance on our revolving credit facility and $43.9 million of the proceeds were used to pay off the construction loan for University Centre, our recently completed owned off-campus property.

Vista del Sol Financing

In December 2006, we obtained a construction loan in the amount of $100.0 million to fund a portion of the development and construction of Vista del Sol, an owned on-campus property scheduled to open for occupancy in August 2008.  We began making draws under the loan in September 2007.  The loan has an initial term of 36 months and for each borrowing we have the option of choosing the Prime rate or one-, two-, or three-month LIBOR plus 1.45%.  The interest rate may be reduced to LIBOR plus 1.20% once construction of the property is complete and certain operations hurdles are met.  The loan requires payments of interest only during the term of the loan and any accrued interest and outstanding borrowings become due on the maturity date of December 27, 2009.  The term of the loan can be extended through December 2011 through the exercise of two 12-month extension periods.  As of December 31, 2007, the balance outstanding on the construction loan totaled $29.8 million, bearing interest at a weighted average rate of 6.48%.

Villas at Chestnut Ridge Financing

In June 2007, we obtained a construction loan in the amount of $31.6 million to fund a portion of the development and construction of Villas at Chestnut Ridge, an owned off-campus property scheduled to open for occupancy in August 2008.  We began making draws under the loan in July 2007.  The loan has an initial term of 24 months and for each borrowing we have the option of choosing the Prime rate or one-, two-, three-, or six-month LIBOR plus 1.25%.  The loan requires payments of interest only during the term of the loan and any accrued interest and outstanding borrowings become due on the maturity date of June 4, 2009.  The term of the loan can be extended through June 2010 through the exercise of a 12-month extension period.  As of December 31, 2007, the balance outstanding on the construction loan totaled $13.8 million, bearing interest at a weighted average rate of 6.4%.

Revolving Credit Facility

The Operating Partnership has a $115 million revolving credit facility, which may be expanded by up to an additional $110 million upon the satisfaction of certain conditions.  We anticipate increasing the size of the facility to $160 million in 2008.  The maturity date of the facility is August 17, 2009 and we guarantee the Operating Partnership’s obligations under the facility.

Availability under the revolving credit facility is limited to an "aggregate borrowing base amount" equal to the lesser of (i) 65% of the value of certain properties, calculated as set forth in the credit facility, and (ii) the adjusted net operating income from these properties divided by a formula amount.  The facility bears interest at a variable rate, at the Company’s option, based upon a base rate or one-, two-, three-, or six-month LIBOR plus, in each case, a spread based upon the Company’s total leverage.  Additionally, we are required to pay an unused commitment fee ranging from 0.15% to 0.20% per annum, depending on the aggregate unused balance.  As of December 31, 2007, the balance outstanding on the revolving credit facility totaled $9.6 million, bearing interest at a weighted average rate of 6.97%, with remaining availability under the facility (subject to the satisfaction of certain financial covenants) totaling approximately $103.8 million.

The terms of the facility include certain restrictions and covenants, which limit, among other items, the incurrence of additional indebtedness, liens, and the disposition of assets.  The facility contains customary affirmative and negative covenants and also contains financial covenants that, among other things, require us to maintain certain minimum ratios of "EBITDA" (earnings before interest, taxes, depreciation and amortization) to fixed charges.  We may not pay distributions that exceed 100% of funds from operations, as adjusted, for any four consecutive quarters.  The financial covenants also include consolidated net worth and leverage ratio tests.  As of December 31, 2007, we were in compliance with all such covenants.

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

On January 30, 2008, we declared a fourth quarter 2007 distribution per share of $0.3375 which was paid on February 29, 2008, to all common stockholders of record as of February 15, 2008.  At the same time, the Operating Partnership paid an equivalent amount per unit to holders of Common Units, as well as the quarterly cumulative preferential distribution to holders of Series A Preferred Units.

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

Our historical recurring capital expenditures at our owned properties are set forth below:

	As of and for the Year Ended December 31,
	2007	2006	2005
Average beds	19,125	15,995	9,941
Total recurring capital expenditures	$3,390	$2,758	$1,828
Average per bed	$177	$172	$184

Pre-Development Expenditures

Our third-party and owned development activities have historically required us to fund pre-development expenditures such as architectural fees, permits and deposits.  The closing and/or commencement of construction of these development projects is subject to a number of risks such as our inability to obtain financing on favorable terms and delays or refusals in obtaining necessary zoning, land use, building, and other required governmental permits and authorizations  As such, we cannot always predict accurately the liquidity needs of these activities.  We frequently incur these pre-development expenditures before a financing commitment and/or required permits and authorizations have been obtained.  Accordingly, we bear the risk of the loss of these pre-development expenditures if financing cannot ultimately be arranged on acceptable terms or we are unable to successfully obtain the required permits and authorizations.  Historically, our third-party and owned development projects have been successfully structured and financed; however, these developments have at times been delayed beyond the period initially scheduled, causing revenue to be recognized in later periods.  As of December 31, 2007, we have deferred approximately $3.6 million in pre-development costs related to third-party and owned development projects that have not yet commenced construction.

Indebtedness

As of December 31, 2007, we had approximately $538.7 million of outstanding consolidated indebtedness (excluding net unamortized debt premiums/discounts of approximately $4.3 million), comprised of a $9.6 million balance on our unsecured revolving credit facility, $440.9 million in mortgage and construction loans secured by 32 of our wholly owned properties, $33.2 million in mortgage loans secured by two phases of an on-campus participating property, and $55.0 million in bond issuances secured by three of our on-campus participating properties.  The weighted average interest rate on our consolidated indebtedness as of December 31, 2007 was 6.49%.  As of December 31, 2007, approximately 9.8% of our total consolidated indebtedness was variable rate debt, comprised of our revolving credit facility and our Vista del Sol and Villas at Chestnut Ridge construction loans discussed below.

Wholly Owned Properties

The weighted average interest rate of the $440.9 million of wholly owned property mortgage and construction debt was 6.35% as of December 31, 2007.  Each of the mortgage loans is a non-recourse obligation subject to customary exceptions.  Each of these mortgages has a 30 year amortization, and none are cross-defaulted or cross-collateralized to any other indebtedness. The loans generally may not be prepaid prior to maturity; in certain cases prepayment is allowed, subject to prepayment penalties.

In connection with our October 2007 equity offering, we paid off the entire $43.9 million balance of the construction loan for University Centre, an owned off-campus property which completed construction and opened for occupancy in August 2007.

The development and construction of Vista del Sol, an owned on-campus property scheduled to complete construction and open for occupancy in August 2008, is partially financed with a $100.0 million construction loan.  For each borrowing we have the option of choosing the Prime rate or one-, two-, or three-month LIBOR plus 1.45%.  The interest rate may be reduced to LIBOR plus 1.20% once construction of the property is complete and certain operations hurdles are met.  The loan requires payments of interest only during the term of the loan and any accrued interest and outstanding borrowings become due on the maturity date of December 27, 2009.  The term of the loan can be extended through December 2011 through the exercise of two 12-month extension periods.  As of December 31, 2007, the balance outstanding on the construction loan totaled $29.8 million, bearing interest at a weighted average rate of 6.48%.

The development and construction of Villas at Chestnut Ridge, an owned off-campus property scheduled to complete construction and open for occupancy in August 2008, is partially financed with a $31.6 million construction loan.  For each borrowing we have the option of choosing the Prime rate or one-, two-, three-, or six-month LIBOR plus 1.25%.  The loan requires payments of interest only during the term of the loan and any accrued interest and outstanding borrowings become due on the maturity date of June 4, 2009.  The term of the loan can be extended through June 2010 through the exercise of a 12-month extension period.  As of December 31, 2007, the balance outstanding on the construction loan totaled $13.8 million, bearing interest at a weighted average rate of 6.4%.

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

Cullen Oaks Phase I and Phase II loans are currently encumbered by mortgage loans with balances as of December 31, 2007 of approximately $16.5 million and $16.7 million, respectively.  In February 2007, we extended the maturity date of these loans to February 2014.  The loans bear interest at a rate of LIBOR plus 1.35% and require payments of interest only through May 2008 and monthly payments of principal and interest from May 2008 through the maturity date.  In connection with these loan extensions, we terminated the existing interest rate swap agreement on the Cullen Oaks Phase I loan and entered into a new interest rate swap agreement effective February 15, 2007 through February 15, 2014, that is designated to hedge our exposure to fluctuations on interest payments attributed to changes in interest rates associated with payments on the Cullen Oaks Phase I and Phase II loans.  Under the terms of the interest rate swap agreement, we pay a fixed rate of 6.69% and receive a floating rate of LIBOR plus 1.35%.  Pursuant to the Leases, in the event the leasehold estate does not achieve Financial Break Even (defined as revenues less operating expenses, excluding management fees, less debt service), the applicable Lessor would be required to make a rental payment, also known as the Contingent Payment, sufficient to achieve Financial Break Even.  The Contingent Payment provision remains in effect until such time as any financing placed on the facilities would receive an investment grade rating without the Contingent Payment provision.  In the event that the Lessor is required to make a Contingent Payment, future net cash flow distributions would be first applied to repay such Contingent Payments and then to unpaid management fees prior to normal distributions.  We have guaranteed payment of this property’s indebtedness.

The weighted average interest rate of the indebtedness encumbering our on-campus participating properties was 7.17% at December 31, 2007.

Off Balance Sheet Items

We do not have any off-balance sheet arrangements.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2007:

	Total	2008	2009	2010	2011	2012	Thereafter
Long-term debt (1)	$706,727	$40,154	$141,988	$82,423	$72,607	$85,533	$284,022
Operating leases (2)	47,431	1,383	1,624	1,626	1,261	1,293	40,244
Capital leases	3,200	974	842	663	526	195	-
Owned development project (3)	117,882	59,499	58,383	-	-	-	-
	$875,240	$102,010	$202,837	$84,712	$74,394	$87,021	$324,266

(1)
Long-term debt obligations reflect the payment of both principal and interest.  For long-term obligations with a variable interest rate, the rate in effect at December 31, 2007 was assumed to remain constant over all periods presented.

(2)	Includes minimum annual lease payments under the ground/facility leases for University Village at TU, University Centre (formerly Village at Newark), Vista del Sol and Barrett Honors College.

(3)
Consists of the completion costs related to Barrett Honors College, which will be funded entirely by us through our ACE program and is scheduled to be completed in August 2009.  We have entered into a contract with a general contractor for certain phases of the construction of this project.  However, this contract does not generally cover all of the costs that are necessary to place the property into service, including the cost of furniture and marketing and leasing costs.  The unfunded commitments presented include all such costs, not only those costs that we are obligated to fund under the construction contract.

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

The following table presents a reconciliation of our FFO to our net (loss) income:

	Year Ended December 31,
	2007	2006	2005
Net (loss) income	$(1,686)	$22,597	$9,662
Minority interests	255	2,038	164
Gain from disposition of real estate	-	(18,648)	(5,883)
Loss from unconsolidated joint venture (1)	108	-	-
FFO from unconsolidated joint venture (1)	(108)	-	-
Real estate related depreciation and amortization:
Total depreciation and amortization	30,444	25,499	16,471
Corporate furniture, fixtures, and equipment Depreciation	(620)	(543)	(439)
Funds from operations (“FFO”) (2)	$28,393	$30,943	$19,975

FFO per share – diluted (2)	$1.08	$1.48	$1.33

Weighted average common shares outstanding - diluted	26,266,836	20,967,946	15,047,202

(1)
Represents an unconsolidated joint venture which closed in December 2007.  Our share of the FFO from this unconsolidated joint venture is included for purposes of calculating FFO but is excluded for purposes of calculating FFOM, as management believes this amount does not accurately reflect our participation in the economics of the transaction.  For the year ended December 31, 2007, our share of the venture’s FFO equals our share of the net loss, as there was no depreciation expense incurred during the period.

(2)
During the year ended December 31, 2007, we recorded a compensation charge and related tax impact of approximately $10.9 million, or $0.42 per fully diluted share, related to the 2004 Outperformance Bonus Plan.  Excluding this compensation charge and related tax impact, FFO for the year ended December 31, 2007 would have been $39.3 million, or $1.50 per fully diluted share.  For a detailed discussion of the 2004 Outperformance Bonus Plan, refer to Note 12 in the accompanying Notes to Consolidated Financial Statements contained in Item 8 herein.

While our on-campus participating properties contributed $21.0 million, $20.0 million and $18.5 million to our revenues for the years ended December 31, 2007, 2006, and 2005, respectively, under our participating ground leases, we and the participating university systems each receive 50% of the properties’ net cash available for distribution after payment of operating expenses, debt service (which includes significant amounts towards repayment of principal) and capital expenditures. A substantial portion of our revenues attributable to these properties is reflective of cash that is required to be used for capital expenditures and for the amortization of applicable property indebtedness. These amounts do not increase our economic interest in these properties or otherwise benefit us since our interest in the properties terminates upon the repayment of the applicable property indebtedness.

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

Funds From Operations—Modified for Operational Performance of On-Campus Participating Properties (“FFOM”):

	Year Ended December 31,
	2007	2006	2005
Funds from operations	$28,393	$30,943	$19,975
Elimination of operations of on-campus participating properties and unconsolidated joint venture:
Net income from on-campus participating properties	(325)	(232)	(424)
Amortization of investment in on-campus participating properties	(4,263)	(4,131)	(3,661)
FFO from unconsolidated joint venture (1)	108	-	-
	23,913	26,580	15,890
Modifications to reflect operational performance of on-campus participating properties:
Our share of net cash flow (2)	1,398	861	842
Management fees	973	920	878
On-campus participating properties development fees (3)	-	279	1,275
Impact of on-campus participating properties	2,371	2,060	2,995
Funds from operations – modified for operational performance of on-campus participating properties “FFOM”) (4)	$26,284	$28,640	$18,885

FFOM per share – diluted (4)	$1.00	$1.37	$1.26

Weighted average common shares outstanding - diluted	26,266,836	20,967,946	15,047,202

(1)
Represents an unconsolidated joint venture which closed in December 2007.  Our share of the FFO from this unconsolidated joint venture is included for purposes of calculating FFO but is excluded for purposes of calculating FFOM, as management believes this amount does not accurately reflect our participation in the economics of the transaction.  For the year ended December 31, 2007, our share of the venture’s FFO equals our share of the net loss, as there was no depreciation expense incurred during the period.

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

(4)
During the year ended December 31, 2007, we recorded a compensation charge and related tax impact of approximately $10.9 million, or $0.42 per fully diluted share, related to the 2004 Outperformance Bonus Plan.  Excluding this compensation charge and related tax impact, FFOM for the year ended December 31, 2007 would have been $37.2 million, or $1.42 per fully diluted share.  For a detailed discussion of the 2004 Outperformance Bonus Plan, refer to Note 12 in the accompanying Notes to Consolidated Financial Statements contained in Item 8 herein.

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

At December 31, 2007 and 2006 we had fixed rate debt of $430.4 million and $331.6 million, respectively.  Holding other variables constant (such as debt levels), a one percentage point increase in interest rates (100 basis points) would cause a $16.8 million and $13.6 million decline in the fair value of our fixed rate debt as of December 31, 2007 and 2006, respectively.  Conversely, a one percentage point decrease in interest rates would cause a $17.8 million and $14.3 million increase in the fair value of our fixed rate debt as of December 31, 2007 and 2006, respectively.  Due to the structure of our floating rate debt and interest rate protection instruments, the impact of a one percentage point increase or decrease in interest rates on our net income to common stockholders and cash flows would not be significant at December 31, 2007 or 2006.

All of our outstanding indebtedness is fixed rate except for our revolving credit facility and our Vista del Sol and Villas at Chestnut Ridge construction loans.  Our revolving credit facility had an outstanding balance of $9.6 million at December 31, 2007 and bears interest at the lender’s Prime rate or LIBOR plus, in each case, a spread based on our total leverage.  The Vista del Sol construction loan had an outstanding balance of $29.8 million at December 31, 2007 and bears interest at the lender’s Prime rate or LIBOR plus 1.45%, at our election.  The Villas at Chestnut Ridge construction loan had an outstanding balance of $13.8 million at December 31, 2007 and bears interest at the lender’s Prime rate or LIBOR plus 1.25%, at our election.  We have in place an interest rate swap agreement, designated as a cash flow hedge, which effectively fixes the interest rate on the outstanding balance of the Cullen Oaks Phase I and Phase II mortgage loans at 6.69% through maturity in 2014.  We anticipate incurring additional variable rate indebtedness in the future, including draws under our $115 million revolving credit facility.  We may in the future use derivative financial instruments to manage, or hedge, interest rate risks related to such variable rate borrowings.  We do not, and do not expect to, use derivatives for trading or speculative purposes, and we expect to enter into contracts only with major financial institutions.

Item 8.  Financial Statements and Supplementary Data

The information required herein is included as set forth in Item 15 (a) – Financial Statements.

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

Our management conducted the required assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007. Based upon this assessment, our management believes that our internal control over financial reporting is effective as of December 31, 2007.

PART III

The information required by Part III is incorporated by reference from our definitive proxy statement for our 2008 Annual Meeting of Stockholders.

Item 10.  Directors, Executive Officers  and Corporate Governance

The information contained in the sections captioned “Board of Directors – Board Composition”, “Executive and Senior Officers”, “Board of Directors – Board Committees”, “Governance of the Company – Guidelines on Governance and Codes of Ethics” and “Section 16(a) Beneficial Ownership Reporting Compliance” of the definitive proxy statement is incorporated herein by reference.

Item 11.  Executive Compensation

The information contained in the section captioned “Executive Compensation – Summary Compensation Table”, “Executive Compensation – Grant of Plan Based Awards”, “Executive Compensation - Employment Contracts”, “Executive Compensation - Outstanding Equity Awards at Fiscal Year-End”, “Executive Compensation - Awards Vested”, “Executive Compensation - Potential Payments Upon Termination or Change in Control”, “Executive Compensation - Compensation Committee Interlocks and Insider Participation” and “Compensation of Directors” of the definitive proxy statement is incorporated herein by reference.

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

Item 14.  Principal Accounting Fees and Services

The information contained in the section captioned “Audit Committee Information – Independent Auditor Fees” of the definitive proxy statement is incorporated herein by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)  Financial Statements

The following consolidated financial information is included as a separate section of this Annual Report on Form 10-K:

(b) Exhibits

Exhibit
Number	Description of Document
2.1
Agreement and Plan of Merger, dated as of February 11, 2008, among GMH Communities Trust, GMH Communities, Inc., GMH Communities, LP, American Campus Communities, Inc., American Campus Communities Operating Partnership LP, American Campus Communities Acquisition LLC and American Campus Communities Acquisition Limited Partnership.  Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) filed on February 14, 2008.

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

10.4*
Amendment No. 1 to American Campus Communities, Inc. 2004 Incentive Award Plan.  Incorporated by reference to Exhibit 99.7 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) filed on November 5, 2007.

10.5*
Amendment No. 2 to American Campus Communities, Inc. 2004 Incentive Award Plan.  Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) filed on March 11, 2008.

10.6
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

10.8
Form of PIU Grant Notice (including Registration Rights), dated as of August 20, 2007.  Incorporated by reference to Exhibit 99.1 to o Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) filed on August 23, 2007.

10.9
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

10.11
Amendment No. 1 to Employment Agreement, dated as of April 28, 2005, between American Campus Communities, Inc. and William C. Bayless, Jr.  Incorporated by reference to Exhibit 99.6 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) filed on May 3, 2005.

10.12
Amendment No. 2 to Employment Agreement, dated as of November 1, 2007, between American Campus Communities, Inc. and William C. Bayless, Jr.  Incorporated by reference to Exhibit 99.3 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) filed on November 5, 2007.

10.13
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

10.15
Amendment No. 2 to Employment Agreement, dated as of November 1, 2007, between American Campus Communities, Inc. and Brian B. Nickel.  Incorporated by reference to Exhibit 99.4 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) filed on November 5, 2007.

10.16
Employment Agreement, dated as of April 18, 2005, between American Campus Communities, Inc. and James C. Hopke.  Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) filed on May 3, 2005.

10.17
Amendment No. 1 to Employment Agreement, dated as of November 1, 2007, between American Campus Communities, Inc. and James C. Hopke.  Incorporated by reference to Exhibit 99.6 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) filed on November 5, 2007.

10.18
Employment Agreement, dated as of April 28, 2005, between American Campus Communities, Inc. and Greg A. Dowell.  Incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) filed on May 3, 2005.

10.19
Amendment No. 1 to Employment Agreement, dated as of November 1, 2007, between American Campus Communities, Inc. and Greg A. Dowell.  Incorporated by reference to Exhibit 99.5 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) filed on November 5, 2007.

10.20
Employment Agreement, dated as of November 1, 2007, between American Campus Communities, Inc. and Jonathan A. Graf.  Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) filed on November 5, 2007.

10.21
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

10.23
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

10.24
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

10.25
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

10.26
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

10.27
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

10.28
Form of Registration Rights and Lock-Up Agreement, dated as of March 1, 2006, between American Campus Communities, Inc. and each of the persons who are signatory thereto.  Incorporated by reference to Exhibit 99.3 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) filed on March 7, 2006.

10.29
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

10.30
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

March 17, 2008	AMERICAN CAMPUS COMMUNITIES, INC.

	By:	U/s/ William C. Bayless, Jr.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

UNameU	UTitleU	UDateU

U/s/ William C. Bayless, Jr.	President, Chief Executive Officer and Director	March 17, 2008
William C. Bayless, Jr.	(Principal Executive Officer)

U/s/ Brian B. Nickel	Senior Executive Vice President, Chief Investment	March 17, 2008
Brian B. Nickel	Officer, Secretary and Director

U/s/ Jonathan A. Graf	Executive Vice President, Chief Financial Officer and	March 17, 2008
Jonathan A. Graf	Treasurer (Principal Financial Officer)

U/s/ R.D. BurckU	Chairman of the Board of Directors	March 17, 2008
R.D. Burck

U/s/ G. Steven Dawson	Director	March 17, 2008
G. Steven Dawson

U/s/ Cydney DonnellU	Director	March 17, 2008
Cydney Donnell

U/s/ Edward Lowenthal	Director	March 17, 2008
Edward Lowenthal

U/s/ Scott H. Rechler	Director	March 17, 2008
Scott H. Rechler

U/s/ Winston W. Walker	Director	March 17, 2008
Winston W. Walker

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
American Campus Communities, Inc.

We have audited American Campus Communities, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). American Campus Communities, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, American Campus Communities, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of American Campus Communities, Inc. and Subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 of American Campus Communities, Inc. and Subsidiaries and our report dated March 12, 2008 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Austin, Texas
March 12, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
American Campus Communities, Inc.

We have audited the accompanying consolidated balance sheets of American Campus Communities, Inc. and Subsidiaries (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Campus Communities, Inc. and Subsidiaries at December 31, 2007 and 2006 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2008 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Austin, Texas
March 12, 2008

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
	December 31,
	2007	2006

Assets

Investments in real estate:
Wholly owned properties, net	$947,062	$694,197
On-campus participating properties, net	72,905	76,688
Investments in real estate, net	1,019,967	770,885

Cash and cash equivalents	12,073	79,107
Restricted cash	13,855	11,260
Student contracts receivable, net	3,657	3,129
Other assets	26,744	20,000

Total assets	$1,076,296	$884,381

Liabilities and stockholders’ equity

Liabilities:
Secured debt	$533,430	$432,294
Unsecured revolving credit facility	9,600	-
Accounts payable and accrued expenses	14,360	13,616
Other liabilities	43,278	29,436
Total liabilities	600,668	475,346

Minority interests	31,251	39,561

Commitments and contingencies (Note 16)

Stockholders’ equity:
Common shares, $.01 par value, 800,000,000 shares authorized, 27,275,491 and 22,903,073 shares issued and outstanding at December 31, 2007 and 2006, respectively	273	229
Additional paid in capital	494,160	382,367
Accumulated earnings and distributions	(48,181)	(13,533)
Accumulated other comprehensive (loss) income	(1,875)	411
Total stockholders’ equity	444,377	369,474

Total liabilities and stockholders’ equity	$1,076,296	$884,381

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Year Ended December 31,
	2007	2006	2005
Revenues:
Owned off-campus properties	$116,286	$89,264	$54,287
On-campus participating properties	20,966	19,960	18,470
Third-party development services	5,346	5,634	5,717
Third-party development services – on-campus participating properties	144	144	137
Third-party management services	2,821	2,532	2,786
Resident services	1,572	1,419	1,125
Total revenues	147,135	118,953	82,522

Operating expenses:
Owned off-campus properties	55,155	42,620	25,653
On-campus participating properties	9,379	8,970	8,325
Third-party development and management services	5,708	5,564	6,969
General and administrative	17,660	6,278	6,714
Depreciation and amortization	30,444	24,864	15,447
Ground/facility lease	1,622	857	873
Total operating expenses	119,968	89,153	63,981

Operating income	27,167	29,800	18,541

Nonoperating income and (expenses):
Interest income	1,477	1,230	825
Interest expense	(27,871)	(25,937)	(17,368)
Amortization of deferred financing costs	(1,340)	(1,365)	(1,176)
Loss from unconsolidated joint venture	(108)	-	-
Other nonoperating income	-	-	1,279
Total nonoperating expenses	(27,842)	(26,072)	(16,440)

(Loss) income before income taxes, minority interests, and discontinued operations	(675)	3,728	2,101
Income tax provision	(756)	(28)	(186)
Minority interests	(255)	(2,038)	(164)
(Loss) income from continuing operations	(1,686)	1,662	1,751

Discontinued operations:
Income attributable to discontinued operations	-	2,287	2,028
Gain from disposition of real estate	-	18,648	5,883
Total discontinued operations	-	20,935	7,911
Net (loss) income	$(1,686)	$22,597	$9,662

(Loss) income per share – basic:
(Loss) income from continuing operations per share	$(0.07)	$0.09	$0.12
Net (loss) income per share	$(0.07)	$1.20	$0.65
(Loss) income per share – diluted:
(Loss) income from continuing operations per share	$(0.07)	$0.08	$0.12
Net (loss) income per share	$(0.07)	$1.17	$0.65
Weighted-average common shares outstanding:
Basic	24,186,213	18,907,061	14,882,944
Diluted	26,099,140	20,967,946	15,047,202

Distributions declared per common share	$1.35	$1.35	$1.35

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common Shares	Par Value of Common Shares	Additional Paid in Capital	Accumulated Earnings and Distributions	Accumulated Other Comprehensive Income (Loss)	Total
Stockholders’ equity, December 31, 2004	12,615,000	$126	$138,343	$(282)	$42	$138,229
Net proceeds from sale of common stock	4,575,000	46	96,549	-	-	96,595
Issuance of fully vested restricted stock units	-	-	150	-	-	150
Record minority interests for common units	-	-	(202)	-	-	(202)
Amortization of restricted stock awards	-	-	219	-	-	219
Distributions to Predecessor owners	-	-	(1,671)	-	-	(1,671)
Distributions to common and restricted stockholders	-	-	-	(20,197)	-	(20,197)
Comprehensive income:
Change in fair value of interest rate swap	-	-	-	-	442	442
Net income	-	-	-	9,662	-	9,662
Total comprehensive income	-	-	-	-	-	10,104
Stockholders’ equity, December 31, 2005	17,190,000	172	233,388	(10,817)	484	223,227
Net proceeds from sale of common stock	5,692,500	57	133,005	-	-	133,062
Issuance of fully vested restricted stock units	-	-	150	-	-	150
Record minority interests for common units	-	-	15,153	-	-	15,153
Amortization of restricted stock awards	-	-	560	-	-	560
Vesting of restricted stock awards	9,573	-	(56)	-	-	(56)
Distributions to common and restricted stockholders	-	-	-	(25,313)	-	(25,313)
Conversion of common units to common stock	11,000	-	167	-	-	167
Comprehensive income:
Change in fair value of interest rate swap	-	-	-	-	(73)	(73)
Net income	-	-	-	22,597	-	22,597
Total comprehensive income	-	-	-	-	-	22,524
Stockholders’ equity, December 31, 2006	22,903,073	229	382,367	(13,533)	411	369,474
Net proceeds from sale of common stock	3,500,000	35	98,593	-	-	98,628
Issuance of fully vested restricted stock units	-	-	160	-	-	160
Record minority interests for common units	-	-	(6,477)	-	-	(6,477)
Amortization of restricted stock awards	-	-	1,095	-	-	1,095
Vesting of restricted stock awards	22,102	-	(262)	-	-	(262)
Distributions to common and restricted stockholders	-	-	-	(32,962)	-	(32,962)
Conversion of common units to common stock	850,316	9	18,684	-	-	18,693
Amortization of gain on swap termination to earnings	-	-	-	-	(211)	(211)
Comprehensive loss:
Change in fair value of interest rate swaps	-	-	-	-	(2,075)	(2,075)
Net loss	-	-	-	(1,686)	-	(1,686)
Total comprehensive loss	-	-	-	-	-	(3,761)
Stockholders’ equity, December 31, 2007	27,275,491	$273	$494,160	$(48,181)	$(1,875)	$444,377

See accompanying notes to consolidated financial statement

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2007	2006	2005
Operating activities
Net (loss) income	$(1,686)	$22,597	$9,662
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain from disposition of real estate	-	(18,648)	(5,883)
Gain on sale of option to acquire interest in student housing property	-	-	(849)
Minority interests share of income	255	2,038	164
Depreciation and amortization	30,444	25,499	16,471
Amortization of deferred financing costs and debt premiums	(127)	26	463
Share-based compensation	4,962	710	369
Equity in earnings of unconsolidated joint venture	108	-	-
Amortization of gain on interest rate swap termination	(211)	-	-
Income tax provision	756	28	186
Changes in operating assets and liabilities:
Restricted cash	(1,946)	138	308
Student contracts receivable, net	(478)	(550)	(446)
Other assets	(5,386)	(2,402)	(4,082)
Accounts payable and accrued expenses	(222)	4,245	2,254
Other liabilities	2,578	1,556	1,812
Net cash provided by operating activities	29,047	35,237	20,429
Investing activities
Net proceeds from disposition of real estate	-	50,045	28,023
Cash paid for property acquisitions	(42,760)	(69,697)	(72,763)
Cash paid for land purchase	(10,445)	-	-
Investments in owned properties	(131,820)	(81,597)	(51,037)
Investments in on-campus participating properties	(480)	(483)	(15,887)
Investments in unconsolidated joint ventures	(1,600)	-	-
Purchase of corporate furniture, fixtures and equipment	(486)	(986)	(742)
Net proceeds from sale of option to acquire interest in student housing property	-	-	651
Net cash used in investing activities	(187,591)	(102,718)	(111,755)
Financing activities
Net (paydown of) proceeds from revolving credit facility	9,600	-	(11,800)
Proceeds from construction loans	66,128	42,146	15,871
Pay off of construction loan	(43,862)	(20,224)	-
Proceeds from bridge/mortgage loan	-	-	38,800
Principal payments on debt	(7,792)	(6,527)	(3,772)
Change in construction accounts payable	6,077	3,203	(404)
Debt issuance and assumption costs	(1,638)	(2,418)	(1,689)
Proceeds from sale of common stock	99,015	140,036	102,938
Offering costs	(243)	(6,854)	(6,598)
Distributions to common and restricted stockholders	(32,985)	(25,287)	(20,180)
Distributions to Predecessor owners	-	-	(1,671)
Distributions to minority partners	(2,790)	(2,128)	(163)
Net cash provided by financing activities	91,510	121,947	111,332
Net change in cash and cash equivalents	(67,034)	54,466	20,006
Cash and cash equivalents at beginning of period	79,107	24,641	4,635
Cash and cash equivalents at end of period	$12,073	$79,107	$24,641
Supplemental disclosure of non-cash investing and financing activities
Loans assumed in connection with property acquisitions	$(88,307)	$(123,649)	$(47,170)
Issuance of Common Units in connection with property acquisitions	$-	$(49,096)	$-
Issuance of Preferred Units in connection with property acquisitions	$-	$(3,075)	$-
Financing of equipment through capital lease obligations	$1,491	$1,518	$388
Change in fair value of derivative instruments, net	$(2,075)	$(73)	$442
Contribution of land from minority partner in development joint venture	$2,756	$-	$-
Supplemental disclosure of cash flow information
Interest paid	$29,287	$27,034	$18,030
Income taxes paid	$64	$9	$6

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

As of December 31, 2007, the Company’s property portfolio contained 44 student housing properties with approximately 28,600 beds and approximately 9,500 apartment units, consisting of 38 owned off-campus properties that are in close proximity to colleges and universities, two American Campus Equity (“ACE”) owned on-campus properties currently under development that will be operated under ground/facility leases with a related university system and four on-campus participating properties operated under ground/facility leases with the related university systems.  These communities contain modern housing units, offer resort-style amenities and are supported by a resident assistant system and other student-oriented programming.

Through the TRS, the Company also provides construction management and development services, primarily for student housing properties owned by colleges and universities, charitable foundations, and others.  As of December 31, 2007, the Company provided third-party management and leasing services for 19 properties (seven of which the Company served as the third-party developer and construction manager) that represented approximately 15,200 beds in approximately 6,000 units.  Third-party management and leasing services are typically provided pursuant to multi-year management contracts that have initial terms that range from one to five years.  As of December 31, 2007, the Company’s total owned and managed portfolio included 63 properties with approximately 43,800 beds in approximately 15,500 units.

2.   Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and include the financial position, results of operations and cash flows of the Company, the Operating Partnership and subsidiaries of the Operating Partnership, including joint ventures in which the Company has a controlling interest.  Third-party equity interests in the Operating Partnership and consolidated joint ventures are reflected as minority interests in the consolidated financial statements.  The Company also has a non-controlling interest in an unconsolidated joint venture, which is accounted for under the equity method.  All significant intercompany amounts have been eliminated.  All dollar amounts in the tables herein, except share and per share amounts, are stated in thousands unless otherwise indicated.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. The statement does not require new fair value measurements, but is applied to the extent other accounting pronouncements require or permit fair value measurements.  The statement emphasizes fair value as a market-based measurement which should be determined based on assumptions market participants would use in pricing an asset or liability. We will be required to disclose the extent to which fair value is used to measure assets and liabilities, the inputs used to develop the measurements, and the effect of certain of the measurements on earnings (or changes in net assets) for the period. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007.  In February 2008 the FASB deferred the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis. We have adopted SFAS No. 157 effective January 1, 2008 for financial assets and financial liabilities and do not expect this adoption to have a material effect on our consolidated results of operations or financial position but will enhance the level of disclosures for assets and liabilities recorded at fair value.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities," which gives entities the option to measure eligible financial assets, financial liabilities and firm commitments at fair value on an instrument-by-instrument basis (i.e., the fair value option), which are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability or upon entering into a firm commitment. Subsequent changes in fair value must be recorded in earnings. Additionally, SFAS No. 159 allows for a one-time election for existing positions upon adoption, with the transition adjustment recorded to beginning retained earnings. This statement is effective for fiscal years beginning after November 15, 2007. We have adopted this standard effective January 1, 2008 and have elected not to measure any of our current eligible financial asset or liabilities at fair value upon adoption; however, we do reserve the right to elect to measure future eligible financial assets or liabilities at fair value.

In September 2007, the FASB ratified Emerging Issues Task Force ("EITF") Issue 07-6, "Accounting for the Sale of Real Estate Subject to the Requirements of FASB Statement No. 66 When the Agreement Includes a Buy-Sell Clause," which clarifies that a buysell clause, in and of itself, does not constitute a prohibited form of continuing involvement that would preclude partial sale treatment under Statement 66. EITF 07-6 applies prospectively to new arrangements entered into in fiscal years beginning after December 15, 2007.

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations," which replaces SFAS No. 141, " Business Combinations," which, among other things, establishes principles and requirements for how an acquirer entity recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed (including intangibles) and any noncontrolling interests in the acquired entity. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are currently evaluating what impact our adoption of SFAS No. 141(R) will have on our financial statements.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51." SFAS No. 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also amends certain of ARB 51’s consolidation procedures for consistency with the requirements of SFAS No. 141(R). SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We are currently evaluating what impact our adoption of SFAS No. 160 will have on our financial statements.

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

The cost of buildings and improvements includes the purchase price of the property, including legal fees and acquisition costs.  Project costs directly associated with the development and construction of an owned real estate project, which include interest, property taxes, and amortization of deferred finance costs, are capitalized as construction in progress.  Upon completion of the project, costs are transferred into the applicable asset category and depreciation commences.  Interest totaling approximately $5.4 million, $3.2 million and $1.7 million was capitalized during the years ended December 31, 2007, 2006 and 2005, respectively.  Amortization of deferred financing costs totaling approximately $0.4 million, $0.2 million, and $0.1 million was capitalized during the years ended December 31, 2007, 2006 and 2005, respectively.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Management assesses whether there has been an impairment in the value of the Company’s investments in real estate whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Impairment is recognized when estimated expected future cash flows (undiscounted and before interest charges) are less than the carrying value of the property.  The estimation of expected future net cash flows is inherently uncertain and relies on assumptions regarding current and future economics and market conditions.  If such conditions change, then an adjustment to the carrying value of the Company’s long-lived assets could occur in the future period in which the conditions change.  To the extent that a property is impaired, the excess of the carrying amount of the property over its estimated fair value is charged to earnings.  The Company believes that there were no impairments of the carrying values of its investments in real estate as of December 31, 2007.

The Company allocates the purchase price of acquired properties to net tangible and identified intangible assets based on relative fair values in accordance with SFAS No. 141, Business Combinations.  Fair value estimates are based on information obtained from a number of sources, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property and other market data.  Information obtained about each property as a result of due diligence, marketing and leasing activities is also considered.  The value of in-place leases is based on the difference between (i) the property valued with existing in-place leases adjusted to market rental rates and (ii) the property valued “as-if” vacant.  As lease terms are typically one year or less, rates on in-place leases generally approximate market rental rates.  Factors considered in the valuation of in-place leases include an estimate of the carrying costs during the expected lease-up period considering current market conditions, nature of the tenancy, and costs to execute similar leases.  Carrying costs include estimates of lost rentals at market rates during the expected lease-up period, as well as marketing and other operating expenses.  The value of in-place leases is amortized over the remaining initial term of the respective leases, generally less than one year.  The purchase price of property acquisitions is not expected to be allocated to tenant relationships, considering the terms of the leases and the expected levels of renewals.

Long-Lived Assets–Held for Sale

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

Owned On-campus Properties

The Company (“Lessee”) entered into two 65-year ground and facility leases (“Leases”) with a university system (“Lessor”) to finance, construct, and manage two student housing facilities.  Both properties are currently under construction with scheduled completion dates of August 2008 and August 2009.  Both leases include the option to extend the lease term for two additional terms of ten years each.  Under the terms of the Leases, the Lessor has title to the land and any improvements placed thereon.  Pursuant to EITF No. 97-10: The Effect of Lessee Involvement in Asset Construction, the Company’s involvement in construction requires the Lessor’s post construction ownership of the improvements to be treated as a sale with a subsequent leaseback by the Company.  However, these sale-leaseback transactions do no qualify for sale-leaseback accounting based on guidance provided in SFAS No. 98, Accounting for Leases, because of the Company’s continuing involvement in the constructed assets.  As a result of the Company’s continuing involvement, these Leases are accounted for by the deposit method, in which the assets subject to the ground and facility leases are reflected at historical cost, less amortization and the financing obligations are reflected at the terms of the underlying financing.

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

Intangible Assets

In connection with property acquisitions completed in 2007 and 2006, as discussed in Note 5, the Company capitalized approximately $1.2 million and $2.3 million, respectively, related to management’s estimate of the fair value of the in-place leases assumed.  These intangible assets were amortized on a straight-line basis over a term of approximately six months, which represents the average remaining term of the underlying leases.  These assets were fully amortized as of December 31, 2007 and 2006, respectively, and the amortization is included in depreciation expense in the accompanying consolidated statements of operations for the years ended December 31, 2007 and 2006.

Deferred Financing Costs

The Company defers financing costs and amortizes the costs over the terms of the related debt using the effective interest method.  Upon repayment of or in conjunction with a material change in the terms of the underlying debt agreement, any unamortized costs are charged to earnings.

Amortization expense, net of amounts capitalized, approximated $1.3 million, $1.4 million and $1.2 million for the years ended December 31, 2007, 2006 and 2005, respectively.  Accumulated amortization at December 31, 2007 and 2006 approximated $6.2 million and $4.5 million, respectively.  Deferred financing costs, net of amortization, are included in other assets on the accompanying consolidated balance sheets.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Investments in Consolidated and Unconsolidated Joint Ventures

The Company holds interests in both consolidated and unconsolidated joint ventures. The Company determines consolidation based on standards set forth in FASB Interpretation No. 46R, Consolidation of Variable Interest Entities (“FIN 46”) or EITF 04-5,  Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.  In accordance with this accounting literature, the Company will consolidate joint ventures determined to be variable interest entities (“VIE’s”) for which the Company is the primary beneficiary.    The Company will also consolidate joint ventures that are not determined to be VIE’s but where the Company exercises significant control over major operating decisions, such as approval of budgets, selection of property managers, asset management, investment activity and changes in financing. Any entities that do not meet the criteria for consolidation, but where the Company exercises significant influence, are accounted for under the equity method.

Debt Premiums and Discounts

Debt premiums and discounts represent fair value adjustments to account for the difference between the stated rates and market rates of debt assumed in connection with the Company’s property acquisitions.  The debt premiums and discounts are amortized to interest expense over the term of the related loans using the effective-interest method.  As of December 31, 2007 and December 31, 2006, net unamortized debt premiums were $5.0 million and $6.4 million, respectively, and net unamortized debt discounts were $0.7 million and $0.4 million, respectively.  Debt premiums and discounts are included in secured debt on the accompanying consolidated balance sheets.

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

Allowances for receivables are established when management determines that collection of such receivables are doubtful. When management has determined receivables to be uncollectible, they are removed as an asset with a corresponding reduction in the allowance for doubtful accounts.

The allowance for doubtful accounts is summarized as follows:

	Balance, Beginning of Period	Charged to Expense	Write-Offs	Balance, End of Period

Year ended December 31, 2005	$852	$808	$(501)	$1,159
Year ended December 31, 2006	$1,159	$1,409	$(410)	$2,158
Year ended December 31, 2007	$2,158	$1,919	$(1,077)	$3,000

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

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pre-development expenditures such as architectural fees, permits and deposits associated with the pursuit of third-party and owned development projects are expensed as incurred, until such time that management believes it is probable that the contract will be executed and/or construction will commence.  Because the Company frequently incurs these pre-development expenditures before a financing commitment and/or required permits and authorizations have been obtained, the Company bears the risk of loss of these pre-development expenditures if financing cannot ultimately be arranged on acceptable terms or the Company is unable to successfully obtain the required permits and authorizations.  As such, management evaluates the status of third-party and owned projects that have not yet commenced construction on a periodic basis and expenses any deferred costs related to projects whose current status indicates the commencement of construction is unlikely and/or the costs may not provide future value to the Company in the form of revenues.  Such write-offs are included in third-party development and management services expenses (in the case of third-party development projects) or general and administrative expenses (in the case of owned development projects) on the accompanying consolidated statements of operations.  As of December 31, 2007, the Company has deferred approximately $3.6 million in pre-development costs related to third-party and owned development projects that have not yet commenced construction.   Such costs are included in other assets on the accompanying consolidated balance sheets.

Third-Party Management Services Revenue

Management fees are recognized when earned in accordance with each management contract.  Incentive management fees are recognized when the incentive criteria are anticipated to be met.

Advertising Costs

Advertising costs are expensed during the period incurred.  The Company uses no direct response advertising.  Advertising expense approximated $2.6 million, $2.0 million, and $1.6 million in 2007, 2006 and 2005, respectively.

Derivative Instruments and Hedging Activities

Derivative financial instruments are reported on the balance sheet at fair value.  Changes in fair value are recognized either in earnings or as other comprehensive income, depending on whether the derivative has been designated as a fair value or cash flow hedge and whether it qualifies as part of a hedging relationship, the nature of the exposure being hedged, and how effective the derivative is at offsetting movements in underlying exposure.  The Company discontinues hedge accounting when: (i) it determines that the derivative is no longer effective in offsetting changes in the fair value or cash flows of a hedged item; (ii) the derivative expires or is sold, terminated, or exercised; (iii) it is no longer probable that the forecasted transaction will occur; or (iv) management determines that designating the derivative as a hedging instrument is no longer appropriate.  In all situations in which hedge accounting is discontinued and the derivative remains outstanding, the Company will carry the derivative at its fair value on the balance sheet, recognizing changes in the fair value in current-period earnings. The Company uses interest rate swaps to effectively convert a portion of its floating rate debt to fixed rate, thus reducing the impact of rising interest rates on interest payments.  These instruments are designated as cash flow hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended.  The interest differential to be paid or received is accrued as interest expense. The Company’s counter-parties are major financial institutions.

Common Stock Issuances and Costs

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

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) and other comprehensive income (loss), consisting of unrealized gains (losses) on derivative instruments.  Comprehensive income (loss) is presented in the accompanying consolidated statements of changes in stockholders’ equity, and accumulated other comprehensive (loss) income is displayed as a separate component of stockholders’ equity.

Stock-Based Compensation

The Company accounts for equity based awards in accordance with SFAS No. 123 (R), Share-Based Payment, which the Company adopted in the first quarter of 2005.  Accordingly, the Company has recognized compensation expense related to certain restricted stock awards (see Note 12) over the underlying vesting periods, which amounted to approximately $1.3 million, $0.7 million, and $0.4 million for the years ended December 31, 2007, 2006 and 2005, respectively.

The Company’s Outperformance Bonus Plan vested on August 17, 2007 and the Compensation Committee of the Board of Directors elected to pay a portion of the awards to selected recipients in the form of PIUs, which are discussed in more detail in Note 12.  Approximately $3.7 million of the compensation charge recorded during the year ended December 31, 2007 reflects the settlement of the Outperformance Bonus Plan through the issuance of PIUs.

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

Other Nonoperating Income

Other nonoperating income of $1.3 million was recognized for the year ended December 31, 2005.  In December 2005, the Company recognized a gain of approximately $0.8 million related to the sale of the Company’s option to acquire a 23.33% interest held by an affiliate of its Predecessor owners in Dobie Center, an off-campus student housing property.  The Company received approximately $0.6 million in cash proceeds at the time of the sale of the option and the remaining hold-back portion of approximately $0.2 million in 2007.  In addition, the Company also recognized a gain of approximately $0.4 million in 2005, related to insurance proceeds received for a fire that occurred at one of the Company’s owned off-campus properties in 2003.

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

Mortgage Loans: the fair value of mortgage loans is based on the present value of the cash flows at current rates through maturity.  As of December 31, 2007, the Company estimated the fair value of its fixed-rate mortgage loans to be approximately $432.1 million.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Construction Loans: the fair value of the Company’s construction loans approximates carrying value due to the variable interest rate feature of these instruments.

Bonds Payable: the fair value of bonds payable is based on market quotes for bonds outstanding.  As of December 31, 2007, the Company estimated the fair value of its bonds payable to be approximately $59.5 million.

Derivative Instruments: these instruments are reported on the balance sheet at fair value, which is based on calculations provided by independent, third-party financial institutions and represent the discounted future cash flows expected, based on the projected future interest rate curves over the life of the instrument.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.  Earnings per Share

Basic earnings per share is computed using net (loss) income and the weighted average number of shares of the Company’s common stock outstanding during the period, including RSUs issued to outside directors.  RSUs are included in both basic and diluted weighted average common shares outstanding because they were fully vested on the date of grant and all conditions required in order for the recipients to earn the RSUs have been satisfied.  Diluted earnings per share reflects weighted average common shares issuable from the assumed conversion of RSAs granted to employees, Common Units and preferred units of limited partnership interest in the Operating Partnership (“Series A Preferred Units”).  See Note 9 for a discussion of PIUs, Common Units and Series A Preferred Units and Note 11 for a discussion of RSUs and RSAs.

The following is a summary of the elements used in calculating basic and diluted earnings per share:

	Year Ended December 31,
	2007	2006	2005
Basic earnings per share calculation:
(Loss) income from continuing operations	$(1,686)	$1,662	$1,751
Discontinued operations	-	20,935	7,911
Net income	$(1,686)	$22,597	$9,662

(Loss) income from continuing operations – per share	$(0.07)	$0.09	$0.12
Income from discontinued operations – per share	$-	$1.11	$0.53
Net (loss) income – per share	$(0.07)	$1.20	$0.65

Basic weighted average common shares outstanding	24,186,213	18,907,061	14,882,944

Diluted earnings per share calculation:
(Loss) income from continuing operations	$(1,686)	$1,662	$1,751
Series A Preferred Unit distributions	184	154	-
(Loss) income from continuing operations allocated to Common Units	(233)	(61)	30
(Loss) income from continuing operations, as adjusted	(1,735)	1,755	1,781
Discontinued operations	-	20,935	7,911
Income from discontinued operations allocated to Common Units	-	1,802	75
Income from discontinued operations, as adjusted	-	22,737	7,986
Net (loss) income, as adjusted	$(1,735)	$24,492	$9,767

(Loss) income from continuing operations – per share	$(0.07)	$0.08	$0.12
Income from discontinued operations – per share	$-	$1.09	$0.53
Net (loss) income – per share	$(0.07)	$1.17	$0.65

Basic weighted average common shares outstanding	24,186,213	18,907,061	14,882,944
Common Units	1,797,964	1,866,183	121,000
Series A Preferred Units	114,963	96,380	-
Restricted Stock Awards (1)	-	98,322	43,258
Diluted weighted average common shares outstanding	26,099,140	20,967,946	15,047,202

(1)
167,696 weighted average restricted stock awards are excluded from diluted weighted average common shares outstanding for the year ended December 31, 2007 because they would be anti-dilutive due to the Company’s loss position for the period.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.   Income Taxes

Deferred income taxes result from temporary differences between the carrying amounts of assets and liabilities of the TRS for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the deferred tax assets and liabilities are as follows:

	December 31,
	2007	2006
Deferred tax assets:
Fixed and intangible assets	$8,999	$9,416
Net operating loss carryforwards	2,251	1,027
Prepaid and deferred rent	1,134	922
Bad debt reserves	284	223
Accrued expenses and other	91	101
Stock compensation	233	141
Total deferred tax assets	12,992	11,830
Valuation allowance for deferred tax assets	(12,405)	(10,662)
Deferred tax assets, net of valuation allowance	587	1,168

Deferred tax liability:
Deferred financing costs	587	652

Net deferred tax assets	$-	$516

Significant components of the income tax provision are as follows:

	Year Ended December 31,
	2007	2006	2005
Current:
Federal	$-	$(1)	$-
State	(18)	(1)	-
Deferred:
Federal	(493)	6	(163)
State	(23)	(32)	(23)
Total provision -- continuing operations	$(534)	$(28)	$(186)

TRS earnings subject to tax consisted of an approximate $4.0 million, $1.0 million and $1.9 million loss for the years ended December 31, 2007, 2006, and 2005, respectively.  The reconciliation of income tax attributable to continuing operations computed at the U.S. statutory rate to income tax provision is as follows:

	Year Ended December 31,
	2007	2006	2005
Tax benefit at U.S. statutory rates on TRS income subject to tax	$1,361	$228	$655
State income tax, net of federal income tax benefit	(144)	8	65
Change in the state statutory rate	-	(683)	-
Effect of permanent differences and other	(8)	(25)	(29)
Decrease (increase) in valuation allowance	(1,743)	444	(877)
Income tax provision	$(534)	$(28)	$(186)

Upon formation, the TRS became subject to federal and state income taxation and, accordingly, established deferred tax assets and liabilities.  The valuation allowance increased by approximately $1.7 million during the year ended December 31, 2007 and decreased by approximately $0.4 million during the year ended December 31, 2006.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2007, the Company had net operating loss carryforwards (“NOLs”) of approximately $6.2 million for income tax purposes that begin to expire in 2025. These NOLs may be used to offset future taxable income generated by the TRS.

In May 2006, the Texas Governor signed into law a Texas margin tax which restructures the state business tax by replacing the taxable capital components of the current franchise tax with a “taxable margin” component.  The Texas margin tax became effective in 2007.  The TRS’s portion of the 2007 tax liability is $18,000 and is reflected in current state tax in the above schedule.  The non-TRS portion of the Texas margin tax is $222,000, and is included in the Operating Partnership.

The Company adopted FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes”, on January 1, 2007.  As a result of the adoption of FIN 48, the Company recognized no changes related to deferred taxes.

5.  Property Acquisitions

2007 Acquisitions

In January 2007, the Company acquired a 248-unit, 752-bed property (Village on Sixth) located near the campus of Marshall University in Huntington, West Virginia, for a purchase price of $25.6 million, which excludes $1.7 million of transaction costs, initial integration expenses and capital expenditures necessary to bring this property up to the Company’s operating standards.  As part of the transaction, the Company assumed two fixed-rate mortgage loans, which includes one for $16.2 million with an annual interest rate of 5.5% and remaining term to maturity of 7.5 years and a second loan for $1.4 million with an annual interest rate of 6.6% and remaining term to maturity of 9.9 years.

In February 2007, the Company acquired a three property portfolio (the “Edwards Portfolio”) for a purchase price of $102.0 million, which excludes $3.7 million of transaction costs, initial integration expenses and capital expenditures necessary to bring these properties up to the Company’s operating standards.  As part of the transaction, the Company assumed $70.7 million in fixed-rate mortgage debt with a weighted average annual interest rate of 5.7% and an average remaining term to maturity of 8.5 years.  In August 2007, construction was completed on an additional phase at one of these properties.  As contemplated in the original transaction, concurrent with the completion of construction in August 2007, the Company purchased this additional phase consisting of 24 units and 84 beds, for approximately $4.6 million.

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

2006 Acquisitions

On March 1, 2006, the Company completed the acquisition of a portfolio of 13 student housing properties (the “Royal Portfolio”) pursuant to a contribution and sale agreement with contributors affiliated with Royal Properties for a contribution value of $244.3 million, which was paid as follows: (i) the issuance to certain partners of the contributors of approximately 2.1 million Common Units valued at $23.50 per unit and approximately 0.1 million Series A Preferred Units valued at $26.75 per unit (See Note 9); (ii) the assumption of $123.6 million of fixed-rate mortgage debt (see Note 11); and (iii) the remainder in cash and promissory notes.  The Company also incurred an additional $4.9 million in closing costs and other external acquisition costs related to this acquisition.

The Company retained approximately $6.9 million of the contribution value in order to satisfy indemnification obligations during a one-year survival period.  Subsequent to the expiration of such one-year survival period on March 1, 2007, the Company has released approximately $6.3 million of the contribution value to the contributors.  As of December 31, 2007, the Company is holding $0.6 million of the retained amount which is composed primarily of secured promissory notes and accrued interest.

The Royal Portfolio consists of five properties in Florida, four properties in Texas, two properties in Tennessee, and one property each in Arizona and Kentucky.  The 13 properties contain approximately 1,800 units and approximately 5,700 beds.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2005 Acquisitions

In February 2005, the Company acquired a five-property portfolio (the “Proctor Portfolio”) for a contract purchase price of approximately $53.5 million, not including anticipated capital expenditures and initial integration expenses necessary to bring the properties up to the Company’s operating standards.  Four of the properties are located in Tallahassee, Florida and one property is located in Gainesville, Florida.  These five communities total 53 buildings, 446 units, and 1,656 beds.  The Company also incurred an additional $0.3 million in closing costs and other external acquisition costs related to this acquisition.  In addition, as discussed in Note 11, the Company assumed fixed rate mortgage debt with an outstanding principal balance of approximately $35.4 million in connection with this acquisition.

In March 2005, the Company acquired a 396-unit, 1,044-bed off-campus student housing property (The Estates) located near the University of Florida campus in Gainesville, Florida, for a contract purchase price of $47.5 million, not including anticipated capital expenditures and initial integration expenses necessary to bring the property up to the Company’s operating standards.  The Company also incurred an additional $0.5 million in closing costs and other external acquisition costs related to this acquisition.  In addition, as discussed in Note 11, the Company entered into a bridge loan in the amount of $37.4 million in connection with this acquisition.  The bridge loan was subsequently converted into a mortgage loan with a total principal amount of $38.8 million.

In March 2005, the Company acquired a 136-unit, 418-bed off-campus student housing property (City Parc at Fry Street) located near the University of North Texas in Denton, Texas, for a contract purchase price of $19.2 million, not including anticipated capital expenditures and initial integration expenses necessary to bring the property up to the Company’s operating standards.  The Company also incurred an additional $0.1 million in closing costs and other external acquisition costs related to this acquisition.  In addition, as discussed in Note 11, the Company assumed fixed rate mortgage debt with an outstanding principal balance of approximately $11.8 million in connection with this acquisition.

The acquired properties’ results of operations have been included in the accompanying consolidated statements of operations since their respective acquisition closing dates.  The following pro forma information for the years ended December 31, 2007, 2006 and 2005, present consolidated financial information for the Company as if the property acquisitions discussed above, and the October 2007, September 2006 and July 2005 equity offerings had occurred at the beginning of the earliest period presented.  The unaudited pro forma information is provided for informational purposes only and is not indicative of results that would have occurred or which may occur in the future:

	Year Ended December 31,
	2007	2006	2005
Total revenues	$149,373	$138,705	$119,508
Net (loss) income	$(384)	$24,895	$4,926
Net (loss) income per share – basic	$(0.01)	$0.94	$0.19
Net (loss) income per share – diluted	$(0.01)	$0.94	$0.19

6.  Property Disposition and Discontinued Operations

In December 2006, the Company sold The Village on University off-campus student housing property for a purchase price of $51.0 million, resulting in net proceeds of approximately $50.0 million.  The resulting gain on disposition of approximately $18.6 million is included in discontinued operations in the accompanying consolidated statement of operations for the year ended December 31, 2006.  Accordingly, net income for The Village on University is included in discontinued operations for the years ended December 31, 2006 and 2005.

In November 2004, California State University – San Bernardino exercised its option to purchase from the Company the University Village at San Bernardino off-campus student housing property for an aggregate purchase price of approximately $28.3 million.  This transaction was consummated in January 2005, resulting in net proceeds of approximately $28.1 million. The resulting gain on disposition of approximately $5.9 million is included in discontinued operations in the accompanying consolidated statement of operations for the year ended December 31, 2005.  Accordingly, net income for University Village at San Bernardino is included in discontinued operations for the year ended December 31, 2005.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The related net income for the afore-mentioned properties is reflected in the accompanying consolidated statements of operations as discontinued operations for the periods presented in accordance with SFAS No. 144.  Below is a summary of the results of operations for the properties sold through their respective disposition dates:

	Year Ended December 31,
	2007	2006	2005
Total revenues	$-	$4,692	$4,981
Total operating expenses	-	2,412	2,953
Operating income	-	2,280	2,028
Total nonoperating income (expenses)	-	7	-
Net income	$-	$2,287	$2,028

7.  Investments in Wholly Owned Properties

Wholly owned properties consisted of the following:

	December 31,
	2007	2006
Land	$102,109	$75,263
Buildings and improvements	768,551	579,906
Furniture, fixtures and equipment	42,225	28,111
Construction in progress	104,540	56,958
	1,017,425	740,238
Less accumulated depreciation	(70,363)	(46,041)
Wholly owned properties, net	$947,062	$694,197

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

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On-campus participating properties are as follows:

			Historical Cost – December 31,
Lessor/University	Lease Commencement	Required Debt Repayment (1)	2007	2006
Texas A&M University System / Prairie View A&M University (2)	2/1/96	9/1/23	$38,499	$38,277
Texas A&M University System / Texas A&M International	2/1/96	9/1/23	6,039	6,009
Texas A&M University System / Prairie View A&M University (3)	10/1/99	8/31/25 / 8/31/28	24,037	23,872
University of Houston System / University of Houston – (4)	9/27/00	8/31/35	34,691	34,628
			103,266	102,786
Less accumulated amortization			(30,361)	(26,098)
On-campus participating properties, net			$72,905	$76,688

(1)	Represents the effective lease termination date. The Leases terminate upon the earlier to occur of the final repayment of the related debt or the end of the contractual lease term.

(2)	Consists of three phases placed in service between 1996 and 1998.

(3)	Consists of two phases placed in service in 2000 and 2003.

(4)	Consists of two phases placed in service in 2001 and 2005.

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

Income or loss allocated to minority interests on the Company’s consolidated statements of operations includes the Series A Preferred Unit distributions as well as the pro rata share of the Operating Partnership’s net income or loss allocated to Common Units.  The Common Unitholders’ minority interest in the Operating Partnership is reported at an amount equal to their ownership percentage of the net equity of the Operating Partnership at the end of each reporting period.  Common Units and Series A Preferred Units issued in connection with the 2006 acquisition of the Royal Portfolio became exchangeable into an equal number of shares of the Company’s common stock on March 1, 2007.  Subsequent to such date, 846,316 Common Units were converted into shares of the Company’s common stock during the year ended December 31, 2007.  Additionally, as partial consideration for the vesting of the Outperformance Bonus Plan, which occurred on August 17, 2007, 132,400 PIUs were issued to certain employees (see Note 12).  As a result of the October 2007 equity offering, a book-up event occurred for tax purposes resulting in the 132,400 PIUs being converted to Common Units.  As of December 31, 2007 and December 31, 2006, approximately 6% and 9%, respectively, of the equity interests of the Operating Partnership was held by persons affiliated with Royal Properties and certain current and former members of management in the form of Common Units and Series A Preferred Units.

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

10.  Investment in Unconsolidated Joint Venture

The Company holds an equity interest in a joint venture that owns a military housing privatization project with the United States Navy to design, develop, construct, renovate, and manage unaccompanied soldier housing located on naval bases in Norfolk and Newport News, Virginia.  In December 2007, the joint venture closed and obtained financing through taxable revenue bonds, at which time definitive legal agreements were executed.  The Company has evaluated its investment in this joint venture and has concluded that the underlying entity is a VIE as defined in FIN 46.  Because the Company is not the primary beneficiary of the VIE, the Company has accounted for its investment in accordance with the equity method of accounting.  The Company made an initial investment in this joint venture of $1.6 million and is not obligated to make further capital contributions.  The Company’s return is limited to an 8.0% annual return on its initial investment in the form of periodic cash distributions.  The Company’s investment in this joint venture is included in Other Assets in the accompanying consolidated balance sheet as of December 31, 2007, and the Company’s share of the loss from this joint venture is reflected as Loss from Unconsolidated Joint Venture in the accompanying consolidated statement of operations for the year ended December 31, 2007.

11.   Debt

A summary of the Company’s outstanding consolidated indebtedness, including unamortized debt premiums and discounts, is as follows:

	December 31,
	2007	2006
Debt secured by wholly owned properties:
Mortgage loans payable	$397,270	$315,044
Construction loans payable	43,652	21,386
	440,922	336,430
Debt secured by on-campus participating properties:
Mortgage loan payable	33,156	16,513
Construction loan payable	-	16,710
Bonds payable	55,030	56,675
	88,186	89,898
Revolving credit facility	9,600	-
Unamortized debt premiums/discounts	4,322	5,966
Total debt	$543,030	$432,294

During the twelve months ended December 31, 2007, the following transactions occurred:

Year Ended December 31, 2007
Balance, beginning of period	$432,294
Additions:
Draws on revolving credit facility	57,500
Draws under advancing construction loans	66,128
Assumption of debt upon acquisition of properties (including a debt discount, net of premiums of approximately $0.2 million)	88,130
Deductions:
Pay down of revolving credit facility	(47,900)
Pay off of construction loan	(43,862)
Scheduled repayments of principal	(7,792)
Amortization of debt premiums and discounts	(1,468)
$543,030

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Loans Assumed or Entered Into in Conjunction with Property Acquisitions

In connection with the January 2007 acquisition of Village on Sixth (see Note 5), an owned off-campus property, the Company assumed approximately $17.6 million of fixed-rate mortgage debt, which is comprised of one $16.2 million mortgage loan with an annual interest rate of 5.5% and May 2014 maturity date, and a second mortgage loan for $1.4 million with an annual interest rate of 6.6% and October 2016 maturity date.  Upon assumption of this debt, the Company recorded a debt discount of approximately $0.3 million on the $16.2 million mortgage loan and a debt premium of approximately $0.1 million on the $1.4 million mortgage loan, in each case to reflect the estimated fair value of the debt assumed.  These mortgage loans are secured by liens on the related properties.

In connection with the February 2007 acquisition of the Edwards Portfolio (see Note 5), the Company assumed approximately $70.7 million in fixed-rate mortgage debt.  At the time of assumption, the debt had a weighted average interest rate of 5.7% and an average remaining term to maturity of 8.3 years.  Upon assumption of these three loans, the Company recorded debt premiums of approximately $0.1 million to reflect the estimated fair value of the debt assumed.  These three mortgage loans are secured by liens on the related properties.

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

In connection with the February 2005 acquisition of the Proctor Portfolio (see Note 5), the Company assumed approximately $35.4 million of fixed-rate mortgage debt.  At the time of assumption, the debt had a weighted average interest rate of 7.4% and an average term to maturity of six years.  Upon assumption of this debt, the Company recorded debt premiums of approximately $4.5 million to reflect the estimated fair value of the debt assumed.

In connection with the March 2005 acquisition of The Estates (see Note 5), an owned off-campus property, the Company entered into a bridge loan in the amount of $37.4 million.  The bridge loan bore interest at a fixed rate of 5.1% through the initial maturity date of September 2005.  In May 2005, the Company amended the bridge loan.  The amended loan is a mortgage facility with a total principal amount of $38.8 million, bearing interest at a fixed rate of 5.2% and maturing in June 2015.  In connection with this amendment, the Company received approximately $1.3 million of additional proceeds, after the payment of related financing costs.

In connection with the March 2005 acquisition of City Parc at Fry Street (see Note 5), an owned off-campus property, the Company assumed approximately $11.8 million of fixed-rate mortgage debt.  The debt bears interest at 5.96% and matures in 2014.  Upon assumption of this debt, the Company recorded a debt premium of approximately $0.6 million to reflect the estimated fair value of the debt assumed.

Revolving Credit Facility

The Operating Partnership has a $115 million revolving credit facility, which may be expanded by up to an additional $110 million upon the satisfaction of certain conditions.  The maturity date of the facility is August 17, 2009 and the Company guarantees the Operating Partnership’s obligations under the facility.

Availability under the revolving credit facility is limited to an "aggregate borrowing base amount" equal to the lesser of (i) 65% of the value of certain properties, calculated as set forth in the credit facility, and (ii) the adjusted net operating income from these properties divided by a formula amount.  The facility bears interest at a variable rate, at the Company’s option, based upon a base rate or one-, two-, three-, or six-month LIBOR plus, in each case, a spread based upon the Company’s total leverage.  Additionally, the Company is required to pay an unused commitment fee ranging from 0.15% to 0.20% per annum, depending on the aggregate unused balance.  As of December 31, 2007, the balance outstanding on the revolving credit facility totaled $9.6 million, bearing interest at a weighted average rate of 6.97%, with remaining availability under the facility (subject to the satisfaction of certain financial covenants) totaling approximately $103.8 million.

The terms of the facility include certain restrictions and covenants, which limit, among other items, the incurrence of additional indebtedness, liens, and the disposition of assets. The facility contains customary affirmative and negative covenants and also contains financial covenants that, among other things, require the Company to maintain certain minimum ratios of "EBITDA" (earnings before interest, taxes, depreciation and amortization) to fixed charges.  The Company may not pay distributions that exceed 100% of funds from operations, as adjusted, for any four consecutive quarters.  The financial covenants also include consolidated net worth and leverage ratio tests.  As of December 31, 2007, the Company was in compliance with all such covenants.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Construction Loans and Mortgage Notes Payable

Construction loans and mortgage notes payable at December 31, 2007, excluding debt premiums and discounts, consisted of 36 loans secured by wholly owned properties and on-campus participating properties consisting of:

Property	Principal Outstanding (1)		Interest Rate at December 31, 2007		Maturity Date		Amortization
Cullen Oaks – Phase I (2)	$16,493		6.69%	(3)	February 2014		30 years
Cullen Oaks – Phase II (2)	16,663		6.69%	(3)	February 2014		30 years
University Village at Boulder Creek	15,795		5.71%		November 2012		30 years
River Club Apartments	17,912		8.18%		August 2010		30 years
River Walk Townhomes	7,393		8.00%		September 2009		30 years
The Village at Alafaya Club	19,791		8.16%		August 2010	(4)	30 years
Northgate Lakes	10,774		7.00%		July 2009		30 years
University Club Tallahassee	13,181		7.99%		October 2010		30 years
The Grove at University Club Tallahassee	4,214		5.75%		March 2013		30 years
College Club Tallahassee	8,584		6.74%		December 2011		30 years
Royal Oaks Tallahassee	2,887		7.13%		July 2009		30 years
Royal Pavilion Tallahassee	2,410		6.92%		July 2009		30 years
Royal Village Tallahassee	3,241		6.83%		July 2009		30 years
University Club Gainesville	8,179		7.88%		November 2009		30 years
The Estates	37,394		5.20%		June 2015		30 years
Royal Village Gainesville	5,903		6.87%		July 2009		30 years
The Village at Blacksburg	20,559		7.50%		January 2011		30 years
Royal Lexington	4,625		6.86%		July 2009		30 years
The Woods at Greenland	6,038		5.69%		October 2012		30 years
Raiders Crossing	6,462		6.18%		December 2012		30 years
Villas on Apache	7,345		7.66%		June 2009		30 years
Entrada Real	9,491		5.61%		November 2012		30 years
The Outpost San Marcos	13,414		5.74%		October 2013		30 years
The Outpost San Antonio	23,701		4.99%		October 2014		30 years
City Parc at Fry Street	11,326		5.96%		September 2014		30 years
Raiders Pass - Phase I	15,375		5.91%		October 2012		30 years
Raiders Pass – Phase II	3,776		5.66%		October 2012		30 years
The Callaway House	18,951		7.10%		April 2011		30 years
Aggie Station	11,354		5.96%		October 2012		30 years
Village on Sixth – Phase I	15,978	(5)	5.48%		May 2014		30 years
Village on Sixth – Annex	1,407	(5)	6.63%		October 2016		30 years
Newtown Crossing	32,033	(5)	5.65%		June 2015		30 years
Olde Town Crossing	20,738	(5)	5.65%		June 2015		30 years
Peninsular Place	17,039	(5)	5.65%		June 2015		30 years
Vista del Sol	29,844	(6)	6.48%		December 2009		n/a
Villas at Chestnut Ridge	13,808	(7)	6.40%		June 2009		n/a
Total	$474,078	Wtd Avg Rate	6.37%

(1)	For federal income tax purposes, the aggregate cost of the loans is equal to the carrying amount.

(2)
In February 2007, the Company extended the maturity date of the Cullen Oaks Phase I and Phase II loans to February 15, 2014, in which the terms of the loans were modified to require payments of interest only through May 2008 and monthly payments of principal and interest from May 2008 through the maturity date.  Both loans bear interest at a rate of LIBOR plus 1.35%.

(3)
The floating rate on both loans was swapped to a fixed rate of 6.69%.  This interest rate swap terminates in February 2014, at which time the interest rate will revert back to a variable rate.  The TRS has guaranteed payment of the indebtedness of the Phase I loan and the indebtedness of the Phase II loan, up to a limit of $4.0 million of construction loan principal plus interest and litigation fees potentially incurred by the lender.  This guaranty will remain in effect until the balance on the loan is paid in full.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4)
Represents the Anticipated Repayment Date, as defined in the loan agreement.  If the loan is not repaid on the Anticipated Repayment Date, then certain monthly payments including excess cash flow, as defined, become due through the maturity date of August 2030.

(5)	These mortgage loans were assumed or obtained in conjunction with property acquisitions in the first quarter of 2007.

(6)
For each borrowing on the construction loan, the Company has the option of choosing Prime rate or one-, two-, or three-month LIBOR plus 1.45%.  The loan has an initial term of 36 months and can be extended through December 2011 through the exercise of two 12-month extension periods.

(7)
For each borrowing on the construction loan, the Company has the option of choosing Prime rate or one-, two-, three-, or six-month LIBOR plus 1.25%.  The loan has an initial term of 24 months and can be extended through June 2010 through the exercise of a 12-month extension period.

Bonds Payable

Bonds payable consist of three issues secured by student housing ground/facility leases, with interest and principal paid semi-annually and annually, respectively, through maturity. Covenants include, among other items, budgeted and actual debt service coverage ratios. The bonds are nonrecourse to the Company. Payment of regularly scheduled principal payments is guaranteed by MBIA Insurance Corporation.  Bonds payable at December 31, 2007 consisted of the following:

			Principal	Weighted		Required
Series	Mortgaged Facilities Subject to Leases	Original	December 31, 2007	Average Rate	Maturity Through	Monthly Debt Service
1999	University Village-PVAMU/TAMIU	$39,270	$32,660	7.68%	September 2023	$302
2001	University College–PVAMU	20,995	18,430	7.39%	August 2025	158
2003	University College–PVAMU	4,325	3,940	5.89%	August 2028	28
	Total/weighted average rate	$64,590	$55,030	7.45%		$488
Schedule of Debt Maturities

Scheduled debt maturities (reflecting automatic extensions where applicable) for each of the five years subsequent to December 31, 2007 and thereafter, are as follows:

	Scheduled Principal	Due at Maturity	Total
2008	$8,425	$-	$8,425
2009	8,426	104,039	112,465
2010	7,961	49,040	57,001
2011	7,257	45,558	52,815
2012	7,099	62,109	69,208
Thereafter	52,522	186,272	238,794
	$91,690	$447,018	$538,708

Payment of principal and interest were current at December 31, 2007.  Mortgage notes and bonds payable are subject to prepayment penalties.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.  Incentive Award Plan

The Company has adopted the 2004 Incentive Award Plan (the “Plan”).  The Plan provides for the grant to selected employees and directors of the Company and the Company’s affiliates of stock options, RSUs, RSAs, common units of limited partnership interest in the Operating Partnership, PIUs, and other stock-based incentive awards.  The Company has reserved a total of 1,210,000 shares of the Company’s common stock for issuance pursuant to the Plan, subject to certain adjustments for changes in the Company’s capital structure, as defined in the Plan.  As of December 31, 2007, 727,218 shares were available for issuance under the Plan.

Restricted Stock Units

Upon initial appointment to the Board of Directors and reelection to the Board of Directors at each Annual Meeting of Stockholders, each outside member of the Board of Directors is granted RSUs.  For all RSU grants to date, no shares of stock were issued at the time of the RSU awards, and the Company was not required to set aside a fund for the payment of any such award; however, the stock was deemed to be awarded on the date of grant.  Upon the Settlement Date, which is three years from the date of grant, the Company will deliver to the recipients a number of shares of common stock or cash, as determined by the Compensation Committee of the Board of Directors, equal to the number of RSUs held by the recipients.  In addition, recipients of RSUs are entitled to dividend equivalents equal to the cash distributions paid by the Company on one share of common stock for each RSU issued, payable currently or on the Settlement Date, as determined by the Compensation Committee of the Board of Directors. A summary of the Company’s RSUs under the Plan for the three years ended December 31, 2007 and changes during the two years ended December 31, 2007, are presented below:

	Number of RSUs	Weighted-Average Grant Date Fair Value Per RSU
Outstanding at December 31, 2005	14,375	$19.14
Granted	6,180	24.28
Outstanding at December 31, 2006	20,555	20.69
Granted	5,376	29.77
Settled in common shares	(4,029)	17.50
Settled in cash	(3,116)	17.50
Outstanding at December 31, 2007	18,786	$24.50

The RSUs are fully vested on the date of grant.  Accordingly, the Company recognized expense of approximately $0.2 million for each of the years ended December 31, 2007, 2006, and 2005, respectively, reflecting the fair value of the RSUs issued on the date of grant.  The weighted-average grant-date fair value for each RSU granted during the year ended December 31, 2005 was $20.76.

On August 17, 2004, in conjunction with the IPO, 7,145 RSUs were granted to certain outside members of the Board of Directors, and on the Settlement Date of August 17, 2007, 4,029 RSUs were settled through the delivery of shares of common stock and 3,116 RSUs were settled in cash, as determined by the Compensation Committee of the Board of Directors.

Restricted Stock Awards

The Company awards RSAs to its executive officers and certain employees that vest in equal annual installments over a three to five year period.  Unvested awards are forfeited upon the termination of an individual’s employment with the Company.  Recipients of RSAs receive dividends, as declared by the Company’s Board of Directors, on unvested shares, provided that the recipients continue to be employees of the Company.  A summary of the Company’s RSAs under the Plan for the three years ended December 31, 2007 and changes during the two years ended December 31, 2007, are presented below:

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Number of RSAs	Weighted-Average Grant Date Fair Value Per RSA
Nonvested balance at December 31, 2005	45,868	$21.54
Granted	69,966	24.80
Vested	(9,573)	21.54
Forfeited	(6,214)	23.12
Nonvested balance at December 31, 2006	100,047	23.72
Granted	110,890	30.21
Vested	(18,073)	23.27
Forfeited	(13,943)	25.68
Nonvested balance at December 31, 2007	178,921	27.64

The weighted-average grant date fair value for each RSA granted and forfeited during the year ended December 31, 2005 was $21.54.  There were no RSAs that vested in 2005.  In accordance with SFAS No. 123(R), the Company recognizes the value of these awards as an expense over the vesting periods, which amounted to approximately $1.1 million, $0.6 million and $0.2 million for the years ended December 31, 2007, 2006 and 2005, respectively.

The total fair value of RSAs vested during the year ended December 31, 2007, was approximately $0.5 million.  Additionally, as of December 31, 2007, the Company had approximately $3.9 million of total unrecognized compensation cost related to these RSAs, which is expected to be recognized over a remaining weighted-average period of 3.6 years.

Common Units

PIUs were issued to certain executive and senior officers upon consummation of the IPO.  In connection with the Company’s equity offering in July 2005, all 121,000 PIUs were converted to common units of limited partnership interest in the Operating Partnership, as contemplated in the OP Agreement.

The Outperformance Bonus Plan was adopted upon consummation of the Company’s IPO in August 2004, and consisted of awards to key employees equal to the value of 367,682 shares of the Company’s common stock.  Such awards vested on the third anniversary of the IPO (August 2007), upon the Company’s achievement of specified performance measures.  Upon vesting, the Compensation Committee of the Board of Directors exercised its permitted discretion and granted 132,400 of the awards to selected recipients in the form of PIUs, with the remainder of the awards paid in cash in the amount of $6.7 million.  During the year ended December 31, 2007, the Company recorded a compensation charge of approximately $10.4 million to reflect the value of such awards.  As a result of the October 2007 equity offering discussed in Note 2, a book-up event occurred for tax purposes, resulting in the 132,400 PIUs being converted to Common Units of the Operating Partnership.

Each common unit is deemed equivalent to one share of the Company’s common stock.  Common units receive the same quarterly per unit distribution as the per share distributions on the Company’s common stock.

13.   Interest Rate Hedges

In February 2007, the Company extended the maturity date of the Cullen Oaks Phase I and Phase II loans to February 2014.  The extended loans bear interest at a rate of LIBOR plus 1.35% and require payments of interest only through May 2008 and monthly payments of principal and interest from May 2008 through the maturity date.  In connection with these loan extensions, the Company terminated the existing interest rate swap agreement and received a termination payment from the lender of approximately $0.4 million.  In accordance with SFAS No. 133, the $0.4 million gain will be amortized from accumulated other comprehensive income to earnings over the remaining term of the terminated interest rate swap agreement (through November 2008).  As of December 31, 2007, approximately $0.2 million of the $0.4 million gain was amortized from accumulated other comprehensive income to earnings.

In addition, the Company entered into an interest rate swap agreement effective February 15, 2007 through February 15, 2014, that is designated to hedge its exposure to fluctuations in interest payments attributed to changes in interest rates associated with payments on the Cullen Oaks Phase I and Phase II loans.  Under the terms of the interest rate swap agreement, the Company pays a fixed rate of 6.69% and receives a floating rate of LIBOR plus 1.35%.  The interest rate swap had an estimated negative fair value of approximately $2.1 million at December 31, 2007 and is reflected in other liabilities in the accompanying consolidated balance sheets.  Ineffectiveness resulting from the Company’s hedges is not material.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.  Related Party Transactions

Subsequent to the IPO, the Company paid its Predecessor owners approximately $1.7 million for the year ended December 31, 2005, related to a guarantee fee and the distribution of insurance proceeds from a fire that occurred at an off-campus student housing property.

15.   Lease Commitments

The Company is a party to a sublease for corporate office space beginning August 15, 2002, and expiring December 31, 2010. The terms of the sublease provide for a period of free rent and scheduled rental rate increases and common area maintenance charges upon expiration of the free rent period.

The Company entered into a ground lease agreement on October 2, 2003 for the purpose of constructing a student housing facility near the campus of Temple University in Philadelphia, Pennsylvania.  The agreement terminates June 30, 2079 and has four six year extensions available.  Under the terms of the ground lease, the lessor receives annual minimum rents of $0.1 million and contingent rental payments which are based upon the operating performance of the property.  The contingent rental payment was approximately $0.1 million for 2007 and 2006.

The Company entered into a 95-year ground lease agreement on August 3, 2005 for the purpose of constructing University Centre, a student housing facility near the campuses of Rutgers University and the New Jersey Institute of Technology in Newark, New Jersey.  The agreement terminates July 2102 with no extensions or renewals available.  Under the terms of the ground lease, the lessor receives escalating annual rents ranging from $0.1 million to $0.4 million and contingent rental payments based upon the operating performance of the property.  Straight-lined rental amounts were capitalized during the construction period and expensed upon the commencement of operations in August 2007.  Rent expense under the ground lease agreement was approximately $0.1 million for the year ended December 31, 2007.

The Company entered into a 65-year ground/facility lease agreement on December 22, 2006 for the purpose of constructing Vista del Sol, a student housing facility on the campus of Arizona State University in Tempe, Arizona.  The agreement will terminate on the 65th anniversary date of the opening date (August 2073) and has two ten year extensions available.  During the first five years, under the terms of the ground lease, the lessor will receive annual minimum rents of approximately $0.7 million and variable rent payments based upon the operating performance of the property.  For the remaining years of the lease, the lessor will receive variable rent payments based upon the operating performance of the property.  Straight-lined rental amounts are capitalized during the construction period and will be expensed once the property commences operations.  This project has an anticipated completion date of August 2008.

The Company entered into a 65-year ground/facility lease agreement on October 30, 2007 for the purpose of constructing Barrett Honors College, a student housing facility on the campus of Arizona State University in Tempe, Arizona.  The agreement will terminate on the 65th anniversary date of the opening date (August 2074) and has two ten year extensions available.  During the first ten years, under the terms of the ground lease, the lessor will receive annual minimum rents of approximately $0.3 million.  For the remaining years of the lease, the lessor will receive variable rent payments based upon the operating performance of the property.  Straight-lined rental amounts are capitalized during the construction period and will be expensed once the property commences operations.  This project has an anticipated completion date of August 2009.

The Company also has various operating and capital leases for furniture, office and technology equipment, which expire through 2013.  Rental expense under the operating lease agreements approximated $0.8 million, $0.6 million, and $0.6 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Wholly owned properties, net at December 31, 2007 included approximately $2.8 million related to capital leases of furniture, net of approximately $0.6 million of accumulated amortization.  On-campus participating properties, net at December 31, 2007 included approximately $0.4 million related to capital leases of technology equipment, net of approximately $0.3 million of accumulated amortization.  Other assets at December 31, 2007 included approximately $0.4 million related to corporate assets under capital leases, net of approximately $0.2 million of accumulated amortization.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future minimum commitments over the life of all leases subsequent to December 31, 2007, are as follows:

	Operating	Capital
2008	$1,383	$974
2009	1,624	842
2010	1,626	663
2011	1,261	526
2012	1,293	195
Thereafter	40,244	-
Total minimum lease payments	47,431	3,200
Amount representing interest	-	(402)
Balance of minimum lease payments	$47,431	$2,798

The capital lease obligations are reflected in other liabilities in the accompanying consolidated balance sheets.  Amortization of assets recorded under capital leases is included in depreciation expense and was approximately $0.6 million for the year ended December 31, 2007 and $0.5 million for the years ended December 31, 2006 and 2005.

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

The Company’s estimated maximum exposure amount under the above guarantees is approximately $10.2 million

At December 31, 2007, management does not anticipate any material deviations from schedule or budget related to third-party development projects currently in progress.  The Company has estimated the fair value of guarantees entered into or modified after December 31, 2002, the effective date of FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, to be immaterial.

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

17.   Segments

The Company defines business segments by their distinct customer base and service provided.  The Company has identified four reportable segments: Wholly Owned Properties, On-Campus Participating Properties, Development Services, and Property Management Services.  Management evaluates each segment’s performance based on operating income before depreciation, amortization, minority interests and allocation of corporate overhead.  Intercompany fees are reflected at the contractually stipulated amounts.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2007	2006	2005
Wholly Owned Properties
Rental revenues	$117,858	$90,683	$55,412
Interest and other income	324	203	19
Total revenues from external customers	118,182	90,886	55,431
Operating expenses before depreciation and amortization	54,411	42,341	25,181
Interest expense	24,226	18,744	12,283
Insurance gain	-	-	430
Operating income before depreciation, amortization, minority interests and allocation of corporate overhead	$39,545	$29,801	$18,397
Depreciation and amortization	$25,648	$20,216	$11,352
Capital expenditures	$142,265	$81,597	$51,037
Total segment assets at December 31,	$978,275	$718,428	$400,971
On-Campus Participating Properties
Rental revenues	$20,966	$19,960	$18,470
Interest and other income	359	330	182
Total revenues from external customers	21,325	20,290	18,652
Operating expenses before depreciation, amortization, ground/facility lease, and allocation of corporate overhead	8,701	8,382	7,594
Ground/facility lease	1,622	857	873
Interest expense	6,226	6,447	5,717
Operating income before depreciation, amortization, minority interests and allocation of corporate overhead	$4,776	$4,604	$4,468
Depreciation and amortization	$4,263	$4,131	$3,662
Capital expenditures	$480	$483	$15,887
Total segment assets at December 31,	$85,708	$88,814	$92,522
Development Services
Development and construction management fees from external customers	$5,490	$5,778	$5,854
Intersegment revenues	-	-	2,651
Total revenues	5,490	5,778	8,505
Operating expenses	5,588	4,566	4,626
Operating income before depreciation, amortization, minority interests and allocation of corporate overhead	$(98)	$1,212	$3,879
Total segment assets at December 31,	$7,624	$2,513	$3,438
Property Management Services
Property management fees from external customers	$2,821	$2,532	$2,786
Intersegment revenues	4,289	3,627	2,650
Total revenues	7,110	6,159	5,436
Operating expenses	3,102	2,501	2,110
Operating income before depreciation, amortization, minority interests and allocation of corporate overhead	$4,008	$3,658	$3,326
Total segment assets at December 31,	$2,220	$1,639	$1,459
Reconciliations
Total segment revenues	$152,107	$123,113	$88,024
Unallocated interest income earned on corporate cash	794	697	624
Elimination of intersegment revenues	(4,289)	(3,627)	(5,301)
Total consolidated revenues, including interest income	$148,612	$120,183	$83,347
Segment operating income before depreciation, amortization, minority interests and allocation of corporate overhead	$48,231	$39,275	$30,070
Depreciation and amortization	(31,784)	(26,229)	(16,623)
Net unallocated expenses relating to corporate overhead	(17,014)	(9,318)	(11,346)
Loss from unconsolidated joint venture	(108)	-	-
Income tax provision	(756)	(28)	(186)
Minority interests	(255)	(2,038)	(164)
(Loss) income from continuing operations	$(1,686)	$1,662	$1,751
Total segment assets	$1,073,827	$811,394	$498,390
Unallocated corporate assets and assets held for sale	2,469	72,987	52,472
Total assets	$1,076,296	$884,381	$550,862

18.  Quarterly Financial Information (Unaudited)

The information presented below represents the consolidated financial results of the Company for the years ended December 31, 2007 and 2006.

	2007
	1PstP Quarter	2PndP Quarter	3PrdP Quarter	4PthP Quarter	Total
Total revenues	$34,950	$33,366	$36,518	$42,301	$147,135
Net (loss) income	$(4,678)	$(785)	$(2,369)	$6,146	$(1,686)
Net (loss) income per share-basic	$(0.20)	$(0.03)	$(0.10)	$0.23	$(0.07)
Net (loss) income per share-Diluted	$(0.20)	$(0.03)	$(0.10)	$0.23	$(0.07)

	2006
	1PstP Quarter	2PndP Quarter	3PrdP Quarter	4PthP Quarter	Total
Total revenues	$28,089	$29,237	$31,850	$34,469	$123,645	(1)
Net income (loss)	$3,664	$(2,067)	$(1,611)	$22,611	$22,597
Net income (loss) per share-basic	$0.21	$(0.12)	$(0.09)	$0.99	$1.20
Net income (loss) per share-Diluted	$0.21	$(0.12)	$(0.09)	$0.98	$1.17

(1)	Includes revenues from discontinued operations of $4.7 million for the year ended December 31, 2006.

19.  Subsequent Events

Pending Acquisition of GMH Communities Trust:  The Company has entered into an Agreement and Plan of Merger, dated as of February 11, 2008 (the “Merger Agreement”), with GMH Communities Trust, a Maryland real estate investment trust (“GMH”), GMH Communities, Inc., a Delaware corporation and a wholly owned subsidiary of GMH (the “Delaware Company”), GMH Communities, LP, a Delaware limited partnership (the “GMH Operating Partnership”), the Operating Partnership, American Campus Communities Acquisition LLC, a Delaware limited liability company and a wholly owned subsidiary of the Operating Partnership (“REIT Merger Sub”), and American Campus Communities Acquisition Limited Partnership LP, a Delaware limited partnership (“Partnership Merger Sub”).  Pursuant to the Merger Agreement, REIT Merger Sub will be merged with and into GMH (the “REIT Merger”), GMH will be merged with and into the Delaware Company (the “Reincorporation Merger”) and the Partnership Merger Sub will be merged with and into the GMH Operating Partnership (the “Partnership Merger” and, together with the REIT Merger and the Reincorporation Merger, the “Mergers”).  Each common share of GMH and each unit in the GMH Operating Partnership will be entitled to receive at the closing of the Mergers (i) 0.07642 of a share of the Company’s common stock (the “Share Consideration”) and (ii) $3.36 in cash, except, subject to certain conditions, in lieu of the Share Consideration, the holders of units in the GMH Operating Partnership may elect to receive 0.07642 of a unit in the Operating Partnership.

The Company and GMH have made customary representations, warranties and covenants in the Merger Agreement, including, among others, GMH’s covenant not to, nor to permit any subsidiary of GMH to, solicit alternative transactions or, subject to certain limited exceptions, participate in discussions relating to an alternative transaction or furnish non-public information relating to an alternative transaction.  Pending the closing of the Mergers, GMH is permitted to pay its regular quarterly dividend for the quarter ending March 31, 2008 but will not be permitted under the Merger Agreement to make any other distributions other than the distributions described therein.

The Merger Agreement contains certain termination rights for the Company and GMH, including, without limitation, the ability of GMH to terminate the Merger Agreement if it receives a takeover proposal that the GMH board determines in good faith constitutes a superior proposal, GMH is not in breach of the non-solicitation provisions of the Merger Agreement in any material respects, and GMH provides the Company three business days to make any adjustments to the terms and conditions of the Merger Agreement.  In connection with the termination of the Merger Agreement for such reason and under other specified circumstances, GMH will be required to pay a termination fee of $16.0 million to the Company and reimburse up to $7.5 million of the Company’s out-of-pocket expenses.  In addition, under specified circumstances, the Company may be required to reimburse GMH for its out-of-pocket costs and expenses up to $7.5 million.

The Mergers, which are expected to close during the second quarter of 2008, are subject to certain closing conditions, including, among other things, (a) the sale by GMH of its military housing division, (b) obtaining regulatory approvals, if any, (c) the effectiveness of a registration statement on Form S-4 to be filed by the Company with the SEC pursuant to which the shares of common stock of the Company will be issued, (d) the approval of the REIT Merger by at least two-thirds of all the votes entitled to be cast on the matter by the holders of all outstanding GMH common shares, (e) obtaining certain lender consents, (f) accuracy of the other parties’ representations and warranties and compliance with covenants, subject in each case to materiality standards, and (g) delivery of tax opinions.  The Company is unaware of any material federal, state or foreign regulatory requirements or approvals that are required for the execution of the Merger Agreement or the closing of the Mergers.

Property Acquisitions:  In February 2008, the Company acquired a 144-unit, 528-bed property (Pirate’s Place) located near the campus of East Carolina University in Greenville, North Carolina, for a purchase price of $10.6 million, which excludes $0.8 million of anticipated transaction costs, initial integration expenses and capital expenditures necessary to bring this property up to the Company’s operating standards.  As part of the transaction, the Company assumed $7.0 million in fixed-rate mortgage debt with an annual interest rate of 7.2% and remaining term to maturity of 14.9 years.

In February 2008, the Company also acquired a 68-unit, 161-bed property (Sunnyside Commons) located near the campus of West Virginia University in Morgantown, West Virginia, for a purchase price of $7.5 million, which excludes $0.6 million of anticipated transaction costs, initial integration expenses and capital expenditures necessary to bring this property up to the Company’s operating standards.  The Company did not assume any debt as part of this transaction.

Distributions:  On January 30, 2008, the Company declared a fourth quarter 2007 distribution per share of $0.3375 which was paid on February 29, 2008 to all common stockholders of record as of February 15, 2008.  At the same time, the Operating Partnership was paid an equivalent amount per unit to holders of Common Units, as well as the quarterly cumulative preferential distribution to holders of Series A Preferred Units (see Note 9).

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20. Schedule of Real Estate and Accumulated Depreciation

			Initial Costs		Basis Step-Up			Total Costs
	Units	Beds	Land	Buildings and Improvements and Furniture, Fixtures and Equipment	Land	Buildings and Improvements and Furniture, Fixtures and Equipment	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Improvements and Furniture, Fixtures and Equipment	Total (1)	Accumulated Depreciation (2)	Encumbrances (3)	Year Built
Wholly Owned Properties
Villas on Apache	111	288	$1,465	$8,071	$-	$-	$3,044	$1,465	$11,115	$12,580	$3,357	$7,345	1987

The Village at Blacksburg	288	1,056	3,826	22,155	-	-	2,633	3,826	24,788	28,614	5,419	20,559	1990/ 1998

River Club Apartments	266	792	3,478	19,655	-	-	1,207	3,478	20,862	24,340	5,109	17,912	1996

River Walk Townhomes	100	336	1,442	8,194	-	-	506	1,442	8,700	10,142	2,121	7,393	1998

The Callaway House	173	538	5,080	20,500	-	-	1,045	5,080	21,545	26,625	4,961	18,951	1999

The Village at Alafaya Club	228	839	3,788	21,851	-	-	1,146	3,788	22,997	26,785	4,960	19,791	1999

The Village at Science Drive	192	732	4,673	19,021	-	-	642	4,673	19,663	24,336	3,382	-	2000

University Village at Boulder Creek	82	309	939	14,887	96	1,506	705	1,035	17,098	18,133	2,921	15,795	2002

University Village at Fresno	105	406	900	15,070	29	483	131	929	15,684	16,613	1,805	-	2004

University Village at TU	220	749	-	38,739	-	2,380	322	-	41,441	41,441	4,241	-	2004

University Village at Sweet Home	269	828	2,473	34,626	-	-	105	2,473	34,731	37,204	2,762	-	2005

University Club Tallahassee (4)	152	608	4,065	17,368	-	-	2,062	4,065	19,430	23,495	2,491	13,181	2000

The Grove at University Club (4)	64	128	600	5,735	-	-	398	600	6,133	6,733	565	4,214	2002

College Club Tallahassee (5)	96	384	1,498	11,156	-	-	1,061	1,498	12,217	13,715	1,414	8,584	2001

The Greens at College Club (5)	40	160	601	4,893	-	-	442	601	5,335	5,936	564	-	2004

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

			Initial Costs		Basis Step-Up			Total Costs
	Units	Beds	Land	Buildings and Improvements and Furniture, Fixtures and Equipment	Land	Buildings and Improvements and Furniture, Fixtures and Equipment	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Improvements and Furniture, Fixtures and Equipment	Total (1)	Accumulated Depreciation (2)	Encumbrances (3)	Year Built
University Club Gainesville	94	376	1,416	11,848	-	-	380	1,416	12,228	13,644	1,163	8,179	1999

The Estates	396	1,044	4,254	43,164	-	-	1,026	4,254	44,190	48,444	3,613	37,394	2002

City Parc at Fry Street	136	418	1,902	17,678	-	-	573	1,902	18,251	20,153	1,646	11,326	2004

Callaway Villas	236	704	3,903	32,287	-	-	97	3,903	32,384	36,287	1,497	-	2006

Northgate Lakes	194	710	4,807	27,284	-	-	692	4,807	27,976	32,783	1,568	10,774	1998

Royal Oaks (6)	82	224	1,346	8,153	-	-	293	1,346	8,446	9,792	456	2,887	1990

Royal Pavilion (6)	60	204	1,212	7,304	-	-	266	1,212	7,570	8,782	415	2,410	1991

Royal Village Tallahassee (6)	75	288	1,764	10,768	-	-	376	1,764	11,144	12,908	586	3,241	1992

Royal Village Gainesville	118	448	2,484	15,153	-	-	592	2,484	15,745	18,229	920	5,903	1996

Royal Lexington	94	364	2,848	12,783	-	-	512	2,848	13,295	16,143	769	4,625	1994

The Woods at Greenland	78	276	1,050	7,286	-	-	386	1,050	7,672	8,722	441	6,038	2001

Raider’s Crossing	96	276	1,089	8,404	-	-	411	1,089	8,815	9,904	492	6,462	2002

Entrada Real	98	363	1,475	15,859	-	-	381	1,475	16,240	17,715	865	9,491	1999

The Outpost San Marcos	162	486	1,987	18,973	-	-	259	1,987	19,232	21,219	1,002	13,414	2004

The Outpost San Antonio	276	828	3,262	36,252	-	-	262	3,262	36,514	39,776	1,886	23,701	2005

Raider’s Pass	264	828	3,877	32,445	-	-	924	3,877	33,369	37,246	1,822	19,151	2002

Aggie Station	156	450	1,634	18,821	-	-	366	1,634	19,187	20,821	1,013	11,354	2002

University Centre	234	838	-	77,378	-	-	33	-	77,411	77,411	810	-	2007

Village on Sixth	248	752	2,763	22,480	-	-	1,473	2,763	23,953	26,716	643	17,385	2005/2006

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

			Initial Costs		Basis Step-Up			Total Costs
	Units	Beds	Land	Buildings and Improvements and Furniture, Fixtures and Equipment	Land	Buildings and Improvements and Furniture, Fixtures and Equipment	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Improvements and Furniture, Fixtures and Equipment	Total (1)	Accumulated Depreciation (2)	Encumbrances (3)	Year Built
Newtown Crossing	356	942	6,763	53,597	-	-	374	6,763	53,971	60,734	1,429	32,033	2005/ 2007

Olde Town University Square	224	550	2,277	24,614	-	-	170	2,277	24,784	27,061	729	20,738	2005

Peninsular Place	183	478	2,265	16,559	-	-	101	2,265	16,660	18,925	526	17,039	2005

Vista del Sol (7)	613	1,866	-	75,336	-	-	-	-	75,336	75,336	-	29,844	2008

Villas at Chestnut Ridge (8)	196	552	2,756	20,545	-	-	-	2,756	20,545	23,301	-	13,808	2008

Barrett Honors College (9)	601	1,720	-	8,659	-	-	-	-	8,659	8,659	-	-	2009

Subtotal	7,656	24,138	$91,962	$885,551	$125	$4,369	$25,396	$92,087	$915,316	$1,007,403	$70,363	$440,922

On-Campus Participating Properties

University Village – PVAMU	612	1,920	$-	$36,506	$-	$-	$1,993	$-	$38,499	$38,499	$15,484	$28,327	1996/ 97/98

University College –PVAMU	756	1,470	-	22,650	-	-	1,387	-	24,037	24,037	6,930	22,370	2000/ 2003

University Village – TAMIU	84	250	-	5,844	-	-	195	-	6,039	6,039	2,414	4,333	1997

Cullen Oaks Phase I and II	411	879	-	33,910	-	-	781	-	34,691	34,691	5,533	33,156	2001/ 2005
Subtotal	1,863	4,519	-	98,910	-	-	4,356	-	103,266	103,266	30,361	88,186
Total-all properties	9,519	28,657	$91,962	$984,461	$125	$4,369	$29,752	$92,087	$1,018,582	$1,110,669	$100,724	$529,108

(1)	Total aggregate costs for Federal income tax purposes is $1,142.8 million.
(2)	The depreciable lives for buildings and improvements and furniture, fixtures and equipment range from three to forty years.
(3)	Total encumbrances exclude net unamortized debt premiums of $5.0 million and net unamortized debt discounts of $0.7 million as of December 31, 2007.
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

(7)
Vista del Sol (formerly ASU–SCRC) commenced construction in December 2006.  Initial costs represent construction costs associated with the development of this property.  Year built represents the scheduled completion date.

(8)
Villas at Chestnut Ridge commenced construction in March 2007.  Initial costs represent construction costs associated with the development of this property.  Year built represents the scheduled completion date.

(9)	Barrett Honors College commenced construction in November 2007. Initial costs represent construction costs associated with the development of this property. Year built represents the scheduled completion date.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 The changes in the Company’s investments in real estate and related accumulated depreciation for each of the years ended December 31, 2007, 2006, and 2005 are as follows:

	For the Year Ended December 31,
	2007		2006		2005
	Wholly Owned (1)	On-Campus (2)	Wholly Owned (1)	On-Campus (2)	Wholly Owned (1)	On-Campus (2)

Investments in Real Estate:
Balance, beginning of year	$740,238	$102,786	$451,033	$102,337	$295,313	$86,370
Acquisition of land for development	10,022	-	-	-	3,903	-
Acquisition of properties	131,319	-	248,321	-	126,176	-
Improvements and development expenditures	133,090	480	79,100	449	48,214	15,967
Contribution of land from minority partner in development joint venture	2,756	-	-	-	-	-
Disposition of properties	-	-	(38,216)	-	(22,573)	-
Balance, end of year	$1,017,425	$103,266	$740,238	$102,786	$451,033	$102,337

Accumulated Depreciation:
Balance, beginning of year	$(46,041)	$(26,098)	$(33,935)	$(21,967)	$(22,863)	$(18,306)
Depreciation for the year	(24,322)	(4,263)	(18,462)	(4,131)	(11,241)	(3,661)
Disposition of properties	-	-	6,356	-	169	-
Balance, end of year	$(70,363)	$(30,361)	$(46,041)	$(26,098)	$(33,935)	$(21,967)

(1)	Owned off-campus properties and owned on-campus properties

(2)	On-campus participating properties