Form 10-Q
period 2008-03-31
AMERICAN CAMPUS COMMUNITIES INC
filed 2008-05-09
CIK 1283630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008.

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

Large accelerated filer ☒	Accelerated Filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

There were 36,686,376 shares of American Campus Communities, Inc.'s common stock with a par value of $0.01 per share outstanding as of the close of business on May 5, 2008.

FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2008

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31, 2008	December 31, 2007
	(Unaudited)
Assets

Investments in real estate:
Wholly-owned properties, net	$998,167	$947,062
On-campus participating properties, net	71,888	72,905
Investments in real estate, net	1,070,055	1,019,967

Cash and cash equivalents	13,039	12,073
Restricted cash	15,618	13,855
Student contracts receivable, net	2,641	3,657
Other assets	27,344	26,744

Total assets	$1,128,697	$1,076,296

Liabilities and stockholders’ equity

Liabilities:
Secured debt	$568,137	$533,430
Unsecured revolving credit facility	36,600	9,600
Accounts payable and accrued expenses	11,833	14,360
Other liabilities	42,372	43,278
Total liabilities	658,942	600,668

Minority interests	30,092	31,251

Commitments and contingencies (Note 12)

Stockholders’ equity:
Common shares, $.01 par value, 800,000,000 shares authorized, 27,361,222 and 27,275,491 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	274	273
Additional paid in capital	495,223	494,160
Accumulated earnings and distributions	(52,612)	(48,181)
Accumulated other comprehensive loss	(3,222)	(1,875)
Total stockholders’ equity	439,663	444,377

Total liabilities and stockholders’ equity	$1,128,697	$1,076,296

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except share and per share data)

	Three Months Ended March 31,
	2008	2007
Revenues:
Wholly-owned properties	$31,681	$27,145
On-campus participating properties	6,744	6,337
Third party development services	1,620	369
Third party development services – on-campus participating properties	36	36
Third party management services	922	722
Resident services	438	341
Total revenues	41,441	34,950

Operating expenses:
Wholly-owned properties	13,885	11,862
On-campus participating properties	2,295	2,026
Third party development and management services	2,108	1,294
General and administrative	2,134	11,328
Depreciation and amortization	8,029	6,970
Ground/facility lease	359	295
Total operating expenses	28,810	33,775

Operating income	12,631	1,175

Nonoperating income and (expenses):
Interest income	162	707
Interest expense	(6,979)	(6,460)
Amortization of deferred financing costs	(311)	(298)
Loss from unconsolidated joint venture	(126)	-
Total nonoperating expenses	(7,254)	(6,051)

Income (loss) before income taxes and minority interests	5,377	(4,876)
Income tax provision	(60)	(60)
Minority interests	(408)	258
Net income (loss)	$4,909	$(4,678)

Income (loss) per share – basic:
Net income (loss) per share	$0.18	$(0.20)
Income (loss) per share – diluted:
Net income (loss) per share	$0.18	$(0.20)
Weighted-average common shares outstanding:
Basic	27,331,896	22,942,737
Diluted	29,161,145	25,241,190

Distributions declared per common share	$0.3375	$0.3375

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)

	Three Months Ended March 31,
	2008	2007
Net income (loss)	$4,909	$(4,678)

Other comprehensive loss:
Change in fair value of interest rate swaps	(1,287)	(802)
Net comprehensive income (loss)	$3,622	$(5,480)

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended March 31,
	2008	2007
Operating activities
Net income (loss)	$4,909	$(4,678)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Minority interests share of income (loss)	408	(258)
Depreciation and amortization	8,029	6,970
Amortization of deferred financing costs and debt premiums/discounts	(70)	(70)
Share-based compensation	411	229
Loss from unconsolidated joint venture	126	-
Amortization of gain on interest rate swap termination	(60)	(30)
Income tax provision	60	60
Changes in operating assets and liabilities:
Restricted cash	(1,609)	1,690
Student contracts receivable, net	1,016	(3,320)
Other assets	(906)	285
Accounts payable and accrued expenses	(2,918)	4,390
Other liabilities	(1,596)	(2,048)
Net cash provided by operating activities	7,800	3,220
Investing activities
Cash paid for property acquisitions	(11,285)	(38,330)
Cash paid for land purchase	(2,998)	-
Investments in wholly-owned properties	(35,322)	(17,113)
Investments in on-campus participating properties	(52)	(65)
Purchase of corporate furniture, fixtures and equipment	(190)	(235)
Net cash used in investing activities	(49,847)	(55,743)
Financing activities
Proceeds from revolving credit facility, net of paydowns	27,000	-
Proceeds from construction loans	29,418	9,646
Principal payments on debt	(1,597)	(1,569)
Change in construction accounts payable	(1,774)	108
Debt issuance and assumption costs	(93)	(1,153)
Distributions to common and restricted stockholders	(9,334)	(7,791)
Distributions to minority partners	(607)	(788)
Net cash provided by (used in) financing activities	43,013	(1,547)
Net change in cash and cash equivalents	966	(54,070)
Cash and cash equivalents at beginning of period	12,073	79,107
Cash and cash equivalents at end of period	$13,039	$25,037
Supplemental disclosure of non-cash investing and financing activities
Loans assumed in connection with property acquisitions	$(6,970)	$(88,307)
Contribution of land from minority partner in development joint venture	$-	$2,756
Change in fair value of derivative instruments, net	$(1,287)	$(802)
Supplemental disclosure of cash flow information
Interest paid	$8,000	$7,772

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

As of March 31, 2008, the Company’s property portfolio contained 46 student housing properties with approximately 29,300 beds and approximately 9,700 apartment units, consisting of 40 owned off-campus properties that are in close proximity to colleges and universities, two American Campus Equity (“ACETM”) properties currently under development that will be operated under ground/facility leases with a related university system and four on-campus participating properties operated under ground/facility leases with the related university systems.  These communities contain modern housing units, offer resort-style amenities and are supported by a resident assistant system and other student-oriented programming.

Through the TRS, the Company also provides construction management and development services, primarily for student housing properties owned by colleges and universities, charitable foundations, and others.  As of March 31, 2008, the Company provided third-party management and leasing services for 19 properties (seven of which the Company served as the third-party developer and construction manager) that represented approximately 15,200 beds in approximately 6,000 units.  Third-party management and leasing services are typically provided pursuant to multi-year management contracts that have initial terms that range from one to five years.  As of March 31, 2008, the Company’s total owned and managed portfolio included 65 properties with approximately 44,500 beds in approximately 15,700 units.

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

New Accounting Pronouncements

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 157, "Fair Value Measurements" and SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities."  SFAS No. 157 defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements.  SFAS No. 159 permits an entity to elect fair value as the initial and subsequent measurement method for financial assets and liabilities.  The Company has not elected the fair value option for any financial instruments, however does reserve the right to elect to measure future eligible financial assets or liabilities at fair value.  The adoption of SFAS No. 157 and SFAS No. 159 did not have a material impact on the Company’s consolidated financial statements.  See Note 11 for a detailed discussion of fair value disclosures.

Pending Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations," which replaces SFAS No. 141, " Business Combinations," which, among other things, establishes principles and requirements for how an acquirer entity recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed (including intangibles) and any noncontrolling interests in the acquired entity. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently evaluating what impact the adoption of SFAS No. 141(R) will have on its consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.” SFAS No. 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also amends certain of ARB 51’s consolidation procedures for consistency with the requirements of SFAS No. 141(R). SFAS No. 160 is effective for the Company beginning January 1, 2009.  The Company is currently evaluating what impact the adoption of SFAS No. 160 will have on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” which is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 will be effective for the Company beginning January 1, 2009.  The Company is currently evaluating what impact the adoption of SFAS No. 161 will have on its consolidated financial statements, but anticipates it will only result in additional disclosures regarding derivative instruments.

Interim Financial Statements

The accompanying interim financial statements are unaudited, but have been prepared in accordance with GAAP for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission.  Accordingly, they do not include all disclosures required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included.  Because of the seasonal nature of the Company’s operations, the results of operations and cash flows for any interim period are not necessarily indicative of results for other interim periods or for the full year.  These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December, 31, 2007.

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

The cost of buildings and improvements includes the purchase price of the property, including legal fees and acquisition costs.  Project costs directly associated with the development and construction of an owned real estate project, which include interest, property taxes, and amortization of deferred finance costs, are capitalized as construction in progress.  Upon completion of the project, costs are transferred into the applicable asset category and depreciation commences.  Interest totaling approximately $1.7 million and $1.1 million was capitalized during the three months ended March 31, 2008, and 2007, respectively.  Amortization of deferred financing costs totaling approximately $0.1 million and $80,000 was capitalized during the three months ended March 31, 2008, and 2007, respectively.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Management assesses whether there has been an impairment in the value of the Company’s investments in real estate whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Impairment is recognized when estimated expected future cash flows (undiscounted and before interest charges) are less than the carrying value of the property. The estimation of expected future net cash flows is inherently uncertain and relies on assumptions regarding current and future economics and market conditions.  If such conditions change, then an adjustment to the carrying value of the Company’s long-lived assets could occur in the future period in which the conditions change. To the extent that a property is impaired, the excess of the carrying amount of the property over its estimated fair value is charged to earnings. The Company believes that there were no impairments of the carrying values of its investments in real estate as of March 31, 2008.

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

Intangible Assets

In connection with property acquisitions completed during the three months ended March 31, 2008 and 2007, the Company capitalized approximately $0.2 million and $1.2 million, respectively, related to management’s estimate of the fair value of the in-place leases assumed.  These intangible assets are amortized on a straight-line basis over a term of approximately six months, which represents the average remaining term of the underlying leases.  The amortization is included in depreciation and amortization expense in the accompanying consolidated statements of operations.  See Note 3 for a detailed discussion of the property acquisitions completed during the three months ended March 31, 2008.

Debt Premiums and Discounts

Debt premiums and discounts represent fair value adjustments to account for the difference between the stated rates and market rates of debt assumed in connection with the Company’s property acquisitions.  The debt premiums and discounts are amortized to interest expense over the term of the related loans using the effective-interest method.  As of March 31, 2008 and December 31, 2007, unamortized debt premiums were $4.9 million and $5.0 million, respectively, and unamortized debt discounts were $0.6 million and $0.7 million, respectively.  Debt premiums and discounts are included in secured debt on the accompanying consolidated balance sheets.

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

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pre-development expenditures such as architectural fees, permits and deposits associated with the pursuit of third-party and owned development projects are expensed as incurred, until such time that management believes it is probable that the contract will be executed and/or construction will commence.  Because the Company frequently incurs these pre-development expenditures before a financing commitment and/or required permits and authorizations have been obtained, the Company bears the risk of loss of these pre-development expenditures if financing cannot ultimately be arranged on acceptable terms or the Company is unable to successfully obtain the required permits and authorizations.  As such, management evaluates the status of third-party and owned projects that have not yet commenced construction on a periodic basis and expenses any deferred costs related to projects whose current status indicates the commencement of construction is unlikely and/or the costs may not provide future value to the Company in the form of revenues.  Such write-offs are included in third-party development and management services expenses (in the case of third-party development projects) or general and administrative expenses (in the case of owned development projects) on the accompanying consolidated statements of operations.  As of March 31, 2008, the Company has deferred approximately $3.6 million in pre-development costs related to third-party and owned development projects that have not yet commenced construction.  Such costs are included in other assets on the accompanying consolidated balance sheets.

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

Earnings Per Share

Basic earnings per share is computed using net income (loss) and the weighted average number of shares of the Company’s common stock outstanding during the period, including restricted stock units (“RSUs”) issued to outside directors.  RSUs are included in both basic and diluted weighted average common shares outstanding because they were fully vested on the date of grant and all conditions required in order for the recipients to earn the RSUs have been satisfied.  Diluted earnings per share reflects weighted average common shares issuable from the assumed conversion of restricted stock awards (“RSAs”) granted to employees and common and preferred units of limited partnership interest in the Operating Partnership (“Common Units” and “Series A Preferred Units,” respectively).  See Note 6 for a discussion of Common Units and Series A Preferred Units.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of the elements used in calculating basic and diluted earnings per share:

	Three Months Ended March 31,
	2008	2007
Basic earnings per share calculation:
Net income (loss)	$4,909	$(4,678)

Net income (loss) – per share	$0.18	$(0.20)

Basic weighted average common shares outstanding	27,331,896	22,942,737

Diluted earnings per share calculation:
Net income (loss)	$4,909	$(4,678)
Series A Preferred Unit distributions	46	46
Net income (loss) allocated to Common Units	260	(362)
Net income (loss), as adjusted	$5,215	$(4,994)

Net income (loss) – per share	$0.18	$(0.20)

Basic weighted average common shares outstanding	27,331,896	22,942,737
Common Units	1,448,627	2,183,490
Series A Preferred Units	114,963	114,963
Restricted stock awards (1)	265,659	-
Diluted weighted average common shares outstanding	29,161,145	25,241,190

(1)
153,360 weighted average restricted stock awards are excluded from diluted weighted average common shares outstanding for the three months ended March 31, 2007 because they would be anti-dilutive due to the Company’s loss position for the period.

3.  Property Acquisitions

In February 2008, the Company acquired a 144-unit, 528-bed property (Pirate’s Place) located near the campus of East Carolina University in Greenville, North Carolina, for a purchase price of $10.6 million, which excludes $0.8 million of anticipated transaction costs, initial integration expenses and capital expenditures necessary to bring this property up to the Company’s operating standards.  As part of the transaction, the Company assumed approximately $7.0 million in fixed-rate mortgage debt with an annual interest rate of 7.15% and remaining term to maturity of 14.9 years.

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

The acquired properties’ results of operations have been included in the accompanying consolidated statements of operations since their respective acquisition closing dates.  The following pro forma information for the three months ended March 31, 2008 and 2007 presents consolidated financial information for the Company as if the property acquisitions discussed above, the Company’s 2007 acquisitions and the Company’s October 2007 equity offering had occurred at the beginning of the earliest period presented.  The unaudited pro forma information is provided for informational purposes only and is not indicative of results that would have occurred or which may occur in the future:

	Three Months Ended March 31,
	2008	2007
Total revenues	$41,766	$37,640
Net income (loss)	$5,077	$(4,813)
Net income (loss) per share – basic	$0.19	$(0.18)
Net income (loss) per share – diluted	$0.18	$(0.18)

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.  Investments in Wholly-owned Properties

Wholly-owned properties consisted of the following:

	March 31, 2008	December 31, 2007
Land	$113,197	$102,109
Buildings and improvements	779,423	768,551
Furniture, fixtures and equipment	42,661	42,225
Construction in progress	139,961	104,540
	1,075,242	1,017,425
Less accumulated depreciation	(77,075)	(70,363)
Wholly-owned properties, net	$998,167	$947,062

5.  On-Campus Participating Properties

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

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On-campus participating properties are as follows:

			Historical Cost
Lessor/University	Lease Commencement	Required Debt Repayment (1)	March 31, 2008	December 31, 2007
Texas A&M University System / Prairie View A&M University (2)	2/1/96	9/1/23	$38,516	$38,499
Texas A&M University System / Texas A&M International	2/1/96	9/1/23	6,043	6,039
Texas A&M University System / Prairie View A&M University (3)	10/1/99	8/31/25 / 8/31/28	24,051	24,037
University of Houston System / University of Houston (4)	9/27/00	8/31/35	34,708	34,691
			103,318	103,266
Less accumulated amortization			(31,430)	(30,361)
On-campus participating properties, net			$71,888	$72,905

(1)	Represents the effective lease termination date. The Leases terminate upon the earlier to occur of the final repayment of the related debt or the end of the contractual lease term.
(2)	Consists of three phases placed in service between 1996 and 1998.
(3)	Consists of two phases placed in service in 2000 and 2003.
(4)	Consists of two phases placed in service in 2001 and 2005.

6.    Minority Interests

The Company consolidates the accounts of the Operating Partnership and its subsidiaries into its consolidated financial statements.  However, the Company does not own 100% of the Operating Partnership and certain consolidated real estate joint ventures.  The amounts reported as minority interests on the Company’s consolidated balance sheets reflect the portion of these consolidated entities’ equity that the Company does not own.  Accordingly, the amounts reported as minority interest on the Company’s consolidated statements of operations reflect the portion of these consolidated entities’ net income or loss not allocated to the Company.

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

Income or loss allocated to minority interests on the Company’s consolidated statements of operations includes the Series A Preferred Unit distributions as well as the pro rata share of the Operating Partnership’s net income or loss allocated to Common Units.  The Common Unitholders’ minority interest in the Operating Partnership is reported at an amount equal to their ownership percentage of the net equity of the Operating Partnership at the end of each reporting period.  Common Units and Series A Preferred Units issued in connection with the 2006 acquisition of the Royal Portfolio became exchangeable into an equal number of shares of the Company’s common stock on March 1, 2007.  As a result, 51,278 Common Units were converted into shares of the Company’s common stock during the three months ended March 31, 2008.  As of March 31, 2008 and December 31, 2007, approximately 5% and 6%, respectively, of the equity interests of the Operating Partnership was held by persons affiliated with Royal Properties and certain current and former members of management in the form of Common Units and Series A Preferred Units.

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

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.  Investment in Unconsolidated Joint Venture

The Company holds an equity interest in a joint venture that owns a military housing privatization project with the United States Navy to design, develop, construct, renovate, and manage unaccompanied soldier housing located on naval bases in Norfolk and Newport News, Virginia.  In December 2007, the joint venture closed and obtained financing through taxable revenue bonds, at which time definitive legal agreements were executed.  The Company has evaluated its investment in this joint venture and has concluded that the underlying entity is a variable interest entity (“VIE”) as defined in FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, Consolidated Financial Statements” (“FIN 46”).  Because the Company is not the primary beneficiary of the VIE, the Company has accounted for its investment in accordance with the equity method of accounting.  The Company made an initial investment in this joint venture of $1.6 million and is not obligated to make further capital contributions.  The Company’s return is limited to an 8.0% annual return on its initial investment in the form of periodic cash distributions.  The Company’s investment in this joint venture is included in Other Assets in the accompanying consolidated balance sheets, and the Company’s share of the loss from this joint venture is reflected as Loss from Unconsolidated Joint Venture in the accompanying consolidated statement of operations for the three months ended March 31, 2008.

8.  Debt

A summary of the Company’s outstanding consolidated indebtedness, including unamortized debt premiums and discounts, is as follows:

	March 31, 2008	December 31, 2007
Debt secured by wholly-owned properties:
Mortgage loans payable	$402,643	$397,270
Construction loans payable	73,069	43,652
	475,712	440,922
Debt secured by on-campus participating properties:
Mortgage loans payable	33,156	33,156
Bonds payable	55,030	55,030
	88,186	88,186
Revolving Credit Facility	36,600	9,600
Unamortized debt premiums/discounts	4,239	4,322
Total debt	$604,737	$543,030

Loan Assumed in Conjunction with Property Acquisition

In connection with the February 2008 acquisition of Pirate’s Place (see Note 3), a wholly-owned property, the Company assumed approximately $7.0 million of fixed-rate mortgage debt with an annual interest rate of 7.15% and January 2023 maturity date.  Upon assumption of this debt, the Company recorded a debt premium of approximately $0.3 million, to reflect the estimated fair value of the debt assumed.  This mortgage loan is secured by a lien on the related property.

Revolving Credit Facility

The Operating Partnership has a $115 million revolving credit facility, which may be expanded by up to an additional $110 million upon the satisfaction of certain conditions.  The maturity date of the facility is August 17, 2009 and the Company guarantees the Operating Partnership’s obligations under the facility.

Availability under the revolving credit facility is limited to an "aggregate borrowing base amount" equal to the lesser of (i) 65% of the value of certain properties, calculated as set forth in the credit facility, and (ii) the adjusted net operating income from these properties divided by a formula amount.  The facility bears interest at a variable rate, at the Company’s option, based upon a base rate or one-, two-, three-, or six-month LIBOR plus, in each case, a spread based upon the Company’s total leverage.  Additionally, the Company is required to pay an unused commitment fee ranging from 0.15% to 0.20% per annum, depending on the aggregate unused balance.  As of March 31, 2008, the balance outstanding on the revolving credit facility totaled $36.6 million, bearing interest at a weighted average rate of 4.06%, with remaining availability under the facility (subject to the satisfaction of certain financial covenants) totaling approximately $78.1 million.  In April 2008, the Company paid off the entire balance on the revolving credit facility by using proceeds from an equity offering (See Note 14).

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The terms of the facility include certain restrictions and covenants, which limit, among other items, the incurrence of additional indebtedness, liens, and the disposition of assets. The facility contains customary affirmative and negative covenants and also contains financial covenants that, among other things, require the Company to maintain certain minimum ratios of "EBITDA" (earnings before interest, taxes, depreciation and amortization) to fixed charges.  The Company may not pay distributions that exceed 100% of funds from operations for any four consecutive quarters.  The financial covenants also include consolidated net worth and leverage ratio tests.  As of March 31, 2008, the Company was in compliance with all such covenants.

9.  Incentive Award Plan

Pursuant to the 2004 Incentive Award Plan (the “Plan”), selected employees and directors of the Company and the Company’s affiliates are granted stock options, RSUs, RSAs, Common Units, profit interest units (“PIUs”), and other stock-based incentive awards.  The Company has reserved a total of 1,210,000 shares of the Company’s common stock for issuance pursuant to the Plan, subject to certain adjustments for changes in the Company’s capital structure, as defined in the Plan.  As of March 31, 2008, 588,274 shares were available for issuance under the Plan.

Restricted Stock Units

Upon initial appointment to the Board of Directors and reelection to the Board of Directors at each Annual Meeting of Stockholders, each outside member of the Board of Directors is granted RSUs.  For all RSU grants to date, no shares of stock were issued at the time of the RSU awards, and the Company was not required to set aside a fund for the payment of any such award; however, the stock was deemed to be awarded on the date of grant.  Upon the Settlement Date, which is three years from the date of grant, the Company will deliver to the recipients a number of shares of common stock or cash, as determined by the Compensation Committee of the Board of Directors, equal to the number of RSUs held by the recipients.  In addition, recipients of RSUs are entitled to dividend equivalents equal to the cash distributions paid by the Company on one share of common stock for each RSU issued, payable currently or on the Settlement Date, as determined by the Compensation Committee of the Board of Directors.  There were no RSU grants or RSUs settled during the three months ended March 31, 2008 and there were 18,786 RSUs outstanding as of March 31, 2008.

Restricted Stock Awards

The Company awards RSAs to its executive officers and certain employees that vest in equal annual installments over a three to five year period.  Unvested awards are forfeited upon the termination of an individual’s employment with the Company.  Recipients of RSAs receive dividends, as declared by the Company’s Board of Directors, on unvested shares, provided that the recipients continue to be employees of the Company.  A summary of the Company’s RSAs under the Plan as of March 31, 2008 and changes during the three months ended March 31, 2008, is presented below:

Number of RSAs
Nonvested balance at December 31, 2007	178,921
Granted	151,492
Vested	(32,353)
Forfeited	(12,548)
Nonvested balance at March 31, 2008	285,512

In accordance with SFAS No. 123(R), the Company recognizes the value of these awards as an expense over the vesting periods, which amounted to approximately $0.4 million and $0.2 million for the three months ended March 31, 2008 and 2007, respectively.

Common Units/PIUs

PIUs were issued to certain executive and senior officers upon consummation of the IPO.  In connection with the Company’s equity offering in July 2005, all 121,000 PIUs were converted to Common Units, as contemplated in the OP Agreement.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Outperformance Bonus Plan was adopted upon consummation of the Company’s IPO in August 2004, and consisted of awards to key employees equal to the value of 367,682 shares of the Company’s common stock.  Such awards vested on the third anniversary of the IPO (August 2007), upon the Company’s achievement of specified performance measures.  Upon vesting, the Compensation Committee of the Board of Directors exercised its permitted discretion and granted 132,400 of the awards to selected recipients in the form of PIUs, with the remainder of the awards paid in cash in the amount of $6.7 million.  During the three months ended March 31, 2007, the Company recorded a compensation charge of approximately $9.6 million, to reflect the value of such awards.  As a result of the October 2007 equity offering, a book-up event occurred for tax purposes, resulting in the 132,400 PIUs being converted to Common Units.

Each Common Unit is deemed equivalent to one share of the Company’s common stock.  Common Units receive the same quarterly per unit distribution as the per share distributions on the Company’s common stock.

10.   Interest Rate Hedges

In February 2007, the Company extended the maturity date of the Cullen Oaks Phase I and Phase II loans to February 2014.  The extended loans bear interest at a rate of LIBOR plus 1.35% and require payments of interest only through May 2008 and monthly payments of principal and interest from May 2008 through the maturity date.  In connection with these loan extensions, the Company terminated the existing interest rate swap agreement and received a termination payment from the lender of approximately $0.4 million.  In accordance with SFAS No. 133, the $0.4 million gain will be amortized from accumulated other comprehensive income to earnings over the remaining term of the terminated interest rate swap agreement (through November 2008).  As of March 31, 2008, approximately $0.3 million of the $0.4 million gain was amortized from accumulated other comprehensive income to earnings.

In addition, the Company entered into an interest rate swap agreement effective February 15, 2007 through February 15, 2014, that is designated to hedge its exposure to fluctuations in interest payments attributed to changes in interest rates associated with payments on the Cullen Oaks Phase I and Phase II loans.  Under the terms of the interest rate swap agreement, the Company pays a fixed rate of 6.69% and receives a floating rate of LIBOR plus 1.35%.  The interest rate swap had an estimated negative fair value of approximately $3.4 million at March 31, 2008 and is reflected in other liabilities in the accompanying consolidated balance sheets.  Ineffectiveness resulting from the Company’s hedges is not material.

11.  Fair Value Disclosures

On January 1, 2008, the Company adopted SFAS No. 157, which defines fair value, establishes a framework for measuring fair value and also expands disclosures about fair value measurements.  SFAS No. 157 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances.  The following table presents information about our liability measured at fair value on a recurring basis as of March 31, 2008, and indicates the fair value hierarchy of the valuation techniques utilized by us to determine such fair value.

In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities the Company has the ability to access.  Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.  Level 2 inputs include quoted prices for similar assets and liabilities in active markets and inputs other than quoted prices observable for the asset or liability, such as interest rates and yield curves observable at commonly quoted intervals.  Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.  In instances in which the inputs used to measure fair value may fall into different levels of the fair value hierarchy, the level in the fair value hierarchy within which the fair value measurement in its entirety has been determined is based on the lowest level input significant to the fair value measurement in its entirety.  The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.  Disclosures concerning assets and liabilities measured at fair value are as follows:

Liability Measured at Fair Value on a Recurring Basis at March 31, 2008

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at March 31, 2008
Liability:
Derivative financial instrument	$-	$3,375	$-	$3,375

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company uses derivative financial instruments, specifically interest rate swaps, for nontrading purposes.  The Company uses interest rate swaps to manage interest rate risk arising from previously unhedged interest payments associated with variable rate debt.  Through March 31, 2008, derivative financial instruments were designated and qualified as cash flow hedges.  Derivative contracts with positive net fair values inclusive of net accrued interest receipts or payments, are recorded in other assets.  Derivative contracts with negative net fair values, inclusive of net accrued interest payments or receipts, are recorded in other liabilities.  The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative.  This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves.  The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.

To comply with the provisions of SFAS No. 157, the Company incorporates credit valuation adjustments to appropriately reflect its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.  In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds and guarantees.

Although the Company has determined the majority of the inputs used to value its derivative fall within Level 2 of the fair value hierarchy, the credit valuation adjustment associated with its derivative utilizes Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparty.  However, as of March 31, 2008, the Company has assessed the significance of the impact of the credit valuation adjustment on the overall valuation of its derivative position and has determined that the credit valuation adjustment is not significant to the overall valuation of the Company’s derivative.  As a result, the Company has determined its derivative valuation in its entirety is classified in Level 2 of the fair value hierarchy.

12.  Commitments and Contingencies

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

The Company’s estimated maximum exposure amount under the above guarantees is approximately $12.2 million

At March 31, 2008, management did not anticipate any material deviations from schedule or budget related to third-party development projects currently in progress.  The Company has estimated the fair value of guarantees entered into or modified after December 31, 2002, the effective date of FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, to be immaterial.

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

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.  Segments

The Company defines business segments by their distinct customer base and service provided.  The Company has identified four reportable segments: Wholly-Owned Properties, On-Campus Participating Properties, Development Services and Property Management Services.  Management evaluates each segment’s performance based on operating income before depreciation, amortization, minority interests and allocation of corporate overhead.  Intercompany fees are reflected at the contractually stipulated amounts.

	Three Months Ended March 31,
	2008	2007
Wholly-Owned Properties
Rental revenues	$32,119	$27,486
Interest and other income	65	71
Total revenues from external customers	32,184	27,557
Operating expenses before depreciation and amortization	13,674	11,766
Interest expense	6,068	5,464
Operating income before depreciation, amortization, minority interests and allocation of corporate overhead	$12,442	$10,327
Depreciation and amortization	$6,801	$5,837
Capital expenditures	$38,320	$17,113
Total segment assets at March 31,	$1,028,445	$865,119
On-Campus Participating Properties
Rental revenues	$6,744	$6,337
Interest and other income	79	78
Total revenues from external customers	6,823	6,415
Operating expenses before depreciation, amortization, ground/facility lease, and allocation of corporate overhead	2,105	1,866
Ground/facility lease	359	295
Interest expense	1,562	1,573
Operating income before depreciation, amortization, minority interests and allocation of corporate overhead	$2,797	$2,681
Depreciation and amortization	$1,069	$1,060
Capital expenditures	$52	$65
Total segment assets at March 31,	$86,386	$89,679
Development Services
Development and construction management fees from external customers	$1,656	$405
Operating expenses	2,148	1,213
Operating loss before depreciation, amortization, minority interests and allocation of corporate overhead	$(492)	$(808)
Total segment assets at March 31,	$6,640	$1,344
Property Management Services
Property management fees from external customers	$922	$722
Intersegment revenues	1,225	1 058
Total revenues	2,147	1,780
Operating expenses	915	694
Operating income before depreciation, amortization, minority interests and allocation of corporate overhead	$1,232	$1,086
Total segment assets at March 31,	$2,015	$1,770
Reconciliations
Total segment revenues	$42,810	$36,157
Unallocated interest income earned on corporate cash	18	558
Elimination of intersegment revenues	(1,225)	(1,058)
Total consolidated revenues, including interest income	$41,603	$35,657
Segment operating income before depreciation, amortization, minority interests and allocation of corporate overhead	$15,979	$13,286
Depreciation and amortization	(8,340)	(7,268)
Net unallocated expenses relating to corporate overhead	(2,136)	(10,894)
Loss from unconsolidated joint venture	(126)	-
Income tax provision	(60)	(60)
Minority interests	(408)	258
Income (loss) from continuing operations	$4,909	$(4,678)
Total segment assets	$1,123,486	$957,912
Unallocated corporate assets and assets held for sale	5,211	18,253
Total assets	$1,128,697	$976,165

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.  Subsequent Events

April 2008 Equity Offering:  On April 23, 2008, the Company completed an equity offering, consisting of the sale of 9,200,000 shares of the Company’s common stock at a price of $28.75 per share, including the exercise of 1,200,000 shares issued as a result of the exercise of the underwriters’ overallotment option in full at closing.  The offering generated gross proceeds of $264.5 million.  The aggregate proceeds to the Company, net of the underwriting discount, structuring fee and estimated expenses of the offering, were approximately $252.3 million.

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

As of March 31, 2008, our property portfolio contained 46 student housing properties with approximately 29,300 beds and approximately 9,700 apartment units, consisting of 40 owned off-campus properties that are in close proximity to colleges and universities, two ACE properties currently under development that will be operated under ground/facility leases with a related university system and four on-campus participating properties operated under ground/facility leases with the related university systems.  These communities contain modern housing units, offer resort-style amenities and are supported by a resident assistant system and other student-oriented programming.

Through the TRS, we also provide construction management and development services, primarily for student housing properties owned by colleges and universities, charitable foundations, and others.  As of March 31, 2008, we provided third-party management and leasing services for 19 properties (seven of which the Company served as the third-party developer and construction manager) that represented approximately 15,200 beds in approximately 6,000 units.  Third-party management and leasing services are typically provided pursuant to multi-year management contracts that have initial terms that range from one to five years.  As of March 31, 2008, our total owned and managed portfolio included 65 properties with approximately 44,500 beds in approximately 15,700 units.

Third-Party Development Services

Our third-party development and construction management services as of March 31, 2008 consisted of five projects under contract and currently in progress with fees ranging from $0.2 million to $3.5 million.  As of March 31, 2008, fees of approximately $3.2 million remained to be earned by us with respect to these projects, which have scheduled completion dates of July 2008 through March 2010.

While we believe that our third party development/construction management and property management services allow us to develop strong and key relationships with colleges and universities, revenue from this area has over time become a smaller portion of our operations due to the continued focus on and growth of our wholly-owned property portfolio.  Nevertheless, we believe these services continue to provide synergies with respect to our ability to identify, acquire or develop, and successfully operate, student housing properties.

Acquisitions

In February 2008, we acquired a 144-unit, 528-bed property (Pirate’s Place) located near the campus of East Carolina University in Greenville, North Carolina, for a purchase price of $10.6 million, which excludes $0.8 million of anticipated transaction costs, initial integration expenses and capital expenditures necessary to bring this property up to our operating standards.  As part of the transaction, we assumed approximately $7.0 million in fixed-rate mortgage debt with an annual interest rate of 7.15% and remaining term to maturity of 14.9 years.

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

Owned Development Activities

Overview:  As of March 31, 2008, we were in the process of constructing one owned off-campus property and two ACE properties that will be operated under ground/facility leases with a related university system.  We estimate that the total development costs relating to these activities will be approximately $298.8 million.  As of March 31, 2008, we have incurred development costs of approximately $142.1 million in connection with these properties, with the remaining development costs estimated at approximately $156.7 million.  The activities are described below:

Villas at Chestnut Ridge: As of March 31, 2008, our Villas at Chestnut Ridge owned off-campus property was under construction with total development costs estimated to be approximately $34.8 million.  The project is scheduled to complete construction and open for occupancy in August 2008 and serve students attending State University of New York - Buffalo.  As of March 31, 2008, the project was approximately 85% complete, and we estimate that remaining development costs will be approximately $10.2 million.  As of March 31, 2008, we have funded $3.2 million of the project’s development costs internally, with the remaining development costs to be funded through a construction loan.

Vista del Sol: As of March 31, 2008, our Vista del Sol ACE property was under construction with total development costs estimated to be approximately $137.5 million.  The project is scheduled to complete construction and open for occupancy in August 2008 and serve students attending Arizona State University.  As of March 31, 2008, the project was approximately 79% complete, and we estimate that remaining development costs will be approximately $40.4 million.  As of March 31, 2008, we have funded $37.5 million of the project’s development costs internally, with the remaining development costs to be funded through a construction loan.

Barrett Honors College:  As of March 31, 2008, our Barrett Honors College ACE property was under construction with total development costs estimated to be approximately $126.5 million.  The project is scheduled to complete construction and open for occupancy in August 2009 and serve students attending Arizona State University.  As of March 31, 2008, the project was approximately 12% complete, and we estimate that remaining development costs will be approximately $106.1 million.  As of March 31, 2008, we have funded 100% of the project’s development costs internally and will fund the remaining development costs internally.

Property Operations

As of March 31, 2008, our property portfolio consisted of the following:

PROPERTY	YR ACQUIRED /DEVELOPED (1)	LOCATION	PRIMARY UNIVERSITY SERVED	UNITS	BEDS
Wholly-Owned properties:
1. Villas on Apache	1999	Tempe, AZ	Arizona State University Main Campus	111	288
2. The Village at Blacksburg	2000	Blacksburg, VA	Virginia Tech University	288	1,056
3. River Club Apartments	1999	Athens, GA	The University of Georgia–Athens	266	792
4. River Walk Townhomes	1999	Athens, GA	The University of Georgia–Athens	100	336
5. The Callaway House	2001	College Station, TX	Texas A&M University	173	538
6. The Village at Alafaya Club	2000	Orlando, FL	The University of Central Florida	228	839
7. The Village at Science Drive	2001	Orlando, FL	The University of Central Florida	192	732
8. University Village at Boulder Creek	2002	Boulder, CO	The University of Colorado at Boulder	82	309
9. University Village at Fresno	2004	Fresno, CA	California State University - Fresno	105	406
10. University Village at TU	2004	Philadelphia, PA	Temple University	220	749
11. University Club Tallahassee	2005	Tallahassee, FL	Florida State University	152	608
12. The Grove at University Club	2005	Tallahassee, FL	Florida State University	64	128
13. College Club Tallahassee	2005	Tallahassee, FL	Florida A&M University	96	384
14. The Greens at College Club	2005	Tallahassee, FL	Florida A&M University	40	160
15. University Club Gainesville	2005	Gainesville, FL	University of Florida	94	376
16. City Parc at Fry Street	2005	Denton, TX	University of North Texas	136	418
17. The Estates	2005	Gainesville, FL	University of Florida	396	1,044
18. University Village at Sweet Home	2005	Amherst, NY	State University of New York - Buffalo	269	828
19. Entrada Real	2006	Tucson, AZ	University of Arizona	98	363
20. Royal Oaks	2006	Tallahassee, FL	Florida State University	82	224
21. Royal Pavilion	2006	Tallahassee, FL	Florida State University	60	204
22. Royal Village Tallahassee	2006	Tallahassee, FL	Florida State University	75	288
23. Royal Village Gainesville	2006	Gainesville, FL	University of Florida	118	448
24. Northgate Lakes	2006	Orlando, FL	The University of Central Florida	194	710
25. Royal Lexington	2006	Lexington, KY	University of Kentucky	94	364
26. The Woods at Greenland	2006	Murfreesboro, TN	Middle Tennessee State University	78	276
27. Raiders Crossing	2006	Murfreesboro, TN	Middle Tennessee State University	96	276
28. Raiders Pass	2006	Lubbock, TX	Texas Tech University	264	828
29. Aggie Station	2006	College Station, TX	Texas A&M University	156	450
30. The Outpost San Marcos	2006	San Marcos, TX	Texas State University - San Marcos	162	486
31. The Outpost San Antonio	2006	San Antonio, TX	University of Texas – San Antonio	276	828
32. Callaway Villas	2006	College Station, TX	Texas A&M University	236	704
33. Village on Sixth	2007	Huntington, WV	Marshall University	248	752
34. Newtown Crossing	2007	Lexington, KY	University of Kentucky	356	942
35. Olde Towne University Square	2007	Toledo, OH	University of Toledo	224	550
36. Peninsular Place	2007	Ypsilanti, MI	Eastern Michigan University	183	478
37. University Centre (2)	2007	Newark, NJ	Rutgers University, NJIT, Essex CCC	234	838
38. Sunnyside Commons (3)	2008	Morgantown, WV	West Virginia University	68	161
39. Pirate’s Place (3)	2008	Greenville, NC	East Carolina University	144	528
40. Vista del Sol (4)	2008	Tempe, AZ	Arizona State University	613	1,866
41. Villas at Chestnut Ridge (4)	2008	Amherst, NY	State University of New York - Buffalo	196	552
42. Barrett Honors College (5)	2009	Tempe, AZ	Arizona State University	601	1,720
Total wholly-owned properties				7,868	24,827

PROPERTY	YEAR ACQUIRED / DEVELOPED (1)	LOCATION	PRIMARY UNIVERSITY SERVED	UNITS	BEDS

On-campus participating properties:
43. University Village—PVAMU	1996 / 97 / 98	Prairie View, TX	Prairie View A&M University	612	1,920
44. University College—PVAMU	2000 / 2003	Prairie View, TX	Prairie View A&M University	756	1,470
45. University Village—TAMIU	1997	Laredo, TX	Texas A&M International University	84	250
46. Cullen Oaks – Phase I and II	2001 / 2006	Houston, TX	The University of Houston	411	879
Total on-campus participating properties				1,863	4,519

Total – all properties				9,731	29,346

(1)	As of March 31, 2008, the average age of our operating properties was approximately 7.3 years.

(2)	Construction was completed and property commenced operations in August 2007.

(3)	Property was acquired in February 2008.

(4)	Currently under development with a scheduled completion date of August 2008.

(5)	Currently under development with a scheduled completion date of August 2009.

Results of Operations

Comparison of the Three Months Ended March 31, 2008 and March 31, 2007

The following table presents our results of operations for the three months ended March 31, 2008 and 2007, including the amount and percentage change in these results between the two periods:

	Three Months Ended March 31,
	2008	2007	Change ($)	Change (%)
Revenues:
Wholly-owned properties	$31,681	$27,145	$4,536	16.7%
On-campus participating properties	6,744	6,337	407	6.4%
Third party development services	1,656	405	1,251	308.9%
Third party management services	922	722	200	27.7%
Resident services	438	341	97	28.4%
Total revenues	41,441	34,950	6,491	18.6%

Operating Expenses:
Wholly-owned properties	13,885	11,862	2,023	17.1%
On-campus participating properties	2,295	2,026	269	13.3%
Third party development and management services	2,108	1,294	814	62.9%
General and administrative	2,134	11,328	(9,194)	(81.2%)
Depreciation and amortization	8,029	6,970	1,059	15.2%
Ground/facility leases	359	295	64	21.7%
Total operating expenses	28,810	33,775	(4,965)	(14.7%)

Operating income	12,631	1,175	11,456	975.0%

Nonoperating income and (expenses):
Interest income	162	707	(545)	(77.1%)
Interest expense	(6,979)	(6,460)	(519)	8.0%
Amortization of deferred financing costs	(311)	(298)	(13)	4.4%
Loss from unconsolidated joint venture	(126)	-	(126)	100.0%
Total nonoperating expenses	(7,254)	(6,051)	(1,203)	19.9%

Income (loss) before income tax provision and minority interests	5,377	(4,876)	10,253	(210.3%)
Income tax provision	(60)	(60)	-	0.0%
Minority interests	(408)	258	(666)	(258.1%)
Net income (loss)	$4,909	$(4,678)	$9,587	(204.9%)

Wholly-Owned Properties Operations

Revenues from our wholly-owned properties for the three months ended March 31, 2008 compared with the same period in 2007 increased by $4.5 million primarily due to the acquisition of two properties during the three months ended March 31, 2008, the acquisition of four properties during the three months ended March 2007, and the completion of construction and opening of University Centre in August 2007.  Operating expenses increased approximately $2.0 million for the three months ended March 31, 2008 compared with the same period in 2007, primarily due to the same factors which affected the increase in revenues.

New Property Operations.  We acquired two properties in February 2008, a 528-bed property (Pirate’s Place) located near the campus of East Carolina University in Greenville, North Carolina and a 161-bed property (Sunnyside Commons) located near the campus of West Virginia University in Morgantown, West Virginia.  In January 2007, we acquired a 752-bed property (Village on Sixth) located near the campus of Marshall University in Huntington, West Virginia.  In addition, in February and August 2007, we acquired a three-property portfolio consisting of 1,970 beds serving students attending the University of Kentucky, the University of Toledo, and Eastern Michigan University (the “Edwards Portfolio”).  Finally, in August 2007, we completed construction of and opened University Centre, an 838-bed property serving students attending Rutgers University, NJIT and various surrounding educational institutions.  These new properties contributed $3.6 million of additional revenues and $1.9 million of additional operating expenses during the three months ended March 31, 2008 as compared to the three months ended March 31, 2007.

Same Store Property Operations (Excluding New Property Activity).  We had 32 properties containing 16,440 beds which were operating during both the three months ended March 31, 2008 and 2007.  These properties produced revenues of $26.4 million and $25.4 million during the three months ended March 31, 2008 and 2007, respectively, an increase of $1.0 million.  This increase was primarily due to an increase in average rental rates during the three months ended March 31, 2008 as compared to the same period in 2007, as well as the improved lease up for the 2007/08 academic year, which resulted in average occupancy rates increasing to 98.4% during the three months ended March 31, 2008 from 97.4% during the three months ended March 31, 2007.  Revenues in 2008 will be dependent on our ability to maintain our current leases in effect for the 2007/2008 academic year and our ability to obtain appropriate rental rates and desired occupancy for the 2008/2009 academic year at our various properties during our leasing period, which typically begins in January and ends in August.

At these existing properties, operating expenses remained relatively constant at $11.0 million during both the three month periods ended March 31, 2008 and 2007.  We anticipate that operating expenses for the full year 2008 will increase slightly as compared with 2007 as a result of expected increases in insurance costs, utility costs, property taxes and general inflation.

On-Campus Participating Properties (“OCPP”) Operations

Same Store OCPP Operations.  We had four participating properties containing 4,519 beds which were operating during both the three month periods ended March 31, 2008 and 2007.  Revenues from our same store on-campus participating properties increased to $6.7 million during the three months ended March 31, 2008 from $6.3 million for the three months ended March 31, 2007, an increase of $0.4 million.  This increase was primarily due to an increase in average occupancy from 93.3% during the three months ended March 31, 2007 to 94.4% for the three months ended March 31, 2008, as well as an increase in average rental rates during the three months ended March 31, 2008 as compared to the same period in 2007.

At these properties, operating expenses increased by $0.3 million from $2.0 million during the three months ended March 31, 2007 to $2.3 million for the three month ended March 31, 2008.  This increase was primarily the result of an increase in bad debt expense at each of our on-campus participating properties.  We anticipate that operating expenses for the full year 2008 will increase slightly as compared with 2007 as a result of expected increases in insurance costs, utility costs and general inflation.

Third Party Development Services Revenue

Third party development services revenue increased by $1.3 million from $0.4 million during the three months ended March 31, 2007 to $1.7 million for the three months ended March 31, 2008.  We had five projects in progress during the three months ended March 31, 2008 with an average contractual fee of approximately $2.1 million, as compared to the three months ended March 31, 2007 in which we had four projects in progress with an average contractual fee of $1.6 million.  We anticipate third-party development services revenue for the full year 2008 to increase due to awards in 2007 that are expected to commence during the remainder of 2008.

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

Third Party Management Services Revenues

Third party management services revenues increased by $0.2 million from $0.7 million for the three months ended March 31, 2007 to $0.9 million for the three months ended March 31, 2008.  This increase was primarily the result of the commencement of four management contracts in the fourth quarter of 2007.  We anticipate that third-party management services revenues for the full year 2008 will increase as compared with 2007, primarily as a result of the previously mentioned contracts obtained during the fourth quarter of 2007 and new contracts anticipated to be obtained during 2008.

Third Party Development and Management Services Expenses

Third party development and management services expenses increased by $0.8 million, from $1.3 million during the three months ended March 31, 2007, to $2.1 million for the three months ended March 31, 2008.  This increase was primarily due to an increase in payroll and related costs of $0.5 million as a result of an increase in projects in progress and management contracts.  In addition, expenses incurred for the West Virginia University projects increased by approximately $0.2 million as a result of the progress of those projects during the respective periods.  Third-party development and management services expenses for the full year 2008 will be dependent on the level of awards we pursue, and as previously mentioned, any pre-development costs charged against income for projects which do not close.

General and Administrative

General and administrative expenses decreased approximately $9.2 million, from $11.3 million during the three months ended March 31, 2007, to $2.1 million for the three months ended March 31, 2008.  This decrease was primarily due to a compensation charge of $9.6 million recorded during the three months ended March 31, 2007 related to the Company’s 2004 Outperformance Bonus Plan.  This decrease was offset by an increase in payroll and other related costs as a result of overall increases in corporate staffing levels due to the recent growth in our wholly-owned property portfolio from the property acquisitions in 2007 and 2008 and the completion of a wholly-owned development project in August 2007.  We anticipate general and administrative expenses to decrease for the full year 2008 as a result of the $10.4 million Outperformance Bonus Plan compensation charge recorded in 2007, offset by anticipated increases in payroll and other related costs in 2008 as a result of the previously mentioned increases in corporate staffing levels experienced as a result of the recent growth of our wholly-owned portfolio and the expected acquisition of GMH Communities Trust in the second quarter of 2008.

Depreciation and Amortization

Depreciation and amortization increased by $1.0 million, from $7.0 million during the three months ended March 31, 2007 to $8.0 million for the three months ended March 31, 2008.  This increase was due to the acquisition of two properties in February 2008, the acquisition of four properties during the first quarter 2007 and the completion of construction and opening of a wholly-owned development project in August 2007.  In conjunction with the acquisition of two properties in February 2008 and four properties in the first quarter of 2007, a valuation was assigned to in-place leases which was amortized over the remaining lease terms of the acquired leases (generally less than one year).  This contributed $0.1 million and $0.3 million of additional depreciation and amortization expense for the three months ended March 31, 2008 and 2007, respectively, a decrease of $0.2 million.  We expect depreciation and amortization to increase for the full year 2008 as a result of a full year’s depreciation on properties acquired and placed in service during 2007, the $18.1 million of recently completed 2008 acquisitions and the addition of the GMH properties to our portfolio.

Interest Income

Interest income decreased by $0.5 million, from $0.7 million during the three months ended March 31, 2007 to $0.2 million for the three months ended March 31, 2008.  This decrease was primarily due to interest earned during the three months ended March 31, 2007 on the remaining proceeds from our September 2006 equity offering and net proceeds from the disposition of a wholly-owned property in December 2006.

Interest Expense

Interest expense increased $0.5 million, from $6.5 million during the three months ended March 31, 2007, to $7.0 million for the three months ended March 31, 2008.  This increase was primarily due to additional interest incurred during the three months ended March 31 2008 associated with debt assumed or incurred in connection with the previously mentioned 2008 and 2007 property acquisitions, net of the amortization of debt premiums and discounts recorded to reflect the market value of debt assumed.  In addition, there was a $0.2 million increase in interest expense on our revolving credit facility due to a zero balance on our revolving credit facility during the three months ended March 31, 2007.  These increases were offset by a $0.3 million increase in capitalized interest as a result of more owned development activity during the three months ended March 31, 2008 as compared to the same period in 2007.  We anticipate that interest expense will increase for the full year 2008 due to interest expense assumed or incurred in connection with property acquisitions discussed above and the debt to be incurred in connection with the Merger, including the debt to be assumed in connection with the addition of the GMH properties to our portfolio.

Loss from Unconsolidated Joint Venture

We own an equity interest in a joint venture that owns a military housing privatization project with the United States Navy, as discussed in Note 7 in the accompanying Notes to Consolidated Financial Statements contained in Item 1 herein.  In December 2007, the joint venture closed and obtained financing through taxable revenue bonds and our share of the loss from the joint venture is reflected under loss from unconsolidated joint venture in the consolidated statement of operations for the three months ended March 31, 2008.

Minority Interests

The variance in minority interests is primarily due to the Company being in a net income position for the three months ended March 31, 2008 as compared to a net loss position for the three months ended March 31, 2007.  Minority interests represent external partners in our Operating Partnership as well as certain third-party partners in joint ventures consolidated by us for financial reporting purposes.  Accordingly, these external partners are allocated their share of income/loss during the respective reporting periods.  See Note 6 in the accompanying Notes to Consolidated Financial Statements contained in Item 1 herein for a detailed discussion of minority interests.

Cash Flows

Comparison of Three Months Ended March 31, 2008 and March 31, 2007

Operating Activities

For the three months ended March 31, 2008, net cash provided by operating activities before changes in working capital accounts provided approximately $13.8 million, as compared to $2.2 million for the three months ended March 31, 2007, an increase of $11.6 million.  Changes in working capital accounts utilized $6.0 million for the three months ended march 31, 2008 while working capital accounts provided $1.0 million for the three months ended March 31, 2007, a decrease of $7.0 million.  These changes were primarily due to the timing of financial aid received from Prairie View A&M University during the respective periods.

Investing Activities

Investing activities utilized $49.8 million and $55.7 million for the three months ended March 31, 2008 and 2007, respectively.  The decrease in cash utilized in investing activities during the three months ended March 31, 2008 related primarily to a $24.0 million decrease in the use of cash to acquire properties.  We acquired four properties during the first quarter of 2007 as compared to two properties during the first quarter of 2008.  This decrease was offset by an $18.0 million increase in cash used to fund the construction of our wholly owned development properties.  Three wholly-owned properties were under development throughout the first quarter of 2008, while two wholly-owned properties were under development throughout the first quarter of 2007 and another property began development toward the end of the first quarter of 2007, one of which was completed in Fall 2007.  For the three months ended March 31, 2008 and 2007, our cash utilized in investing activities was comprised of the following:

	Three Months Ended March 31,
	2008	2007
Property and land acquisitions	$(14,283)	$(38,330)
Capital expenditures for on-campus participating properties	(52)	(65)
Capital expenditures for wholly-owned properties	(888)	(637)
Investment in wholly-owned properties under development	(34,434)	(16,476)
Purchase of corporate furniture, fixtures, and equipment	(190)	(235)
Total	$(49,847)	$(55,743)

Financing Activities

Cash provided by financing activities totaled $43.0 million for the three months ended March 31, 2008 as compared to $1.5 million of cash used for financing activities during the three months ended March 31, 2007.  The increase in cash provided by financing activities was primarily the result of a $27.0 million increase in proceeds received from our revolving credit facility, which was used to fund the acquisition of two properties in February 2008 and to fund the construction of Barrett Honors College, one of our owned ACE development properties.  In addition, there was a $19.8 million increase in proceeds from construction loans used to fund the construction of Vista del Sol, our other owned ACE development and Villas at Chestnut Ridge, an owned off-campus development property.  These increases were offset by a $1.5 million increase in distributions to common and restricted stockholders as a result of the October 2007 equity offering.

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

The following table reflects the amounts included in our consolidated financial statements for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
	2008	2007
Revenues	$6,744	$6,337
Direct operating expenses (1)	(2,105)	(1,866)
Amortization	(1,069)	(1,061)
Amortization of deferred financing costs	(46)	(43)
Ground/facility leases (2)	(359)	(295)
Net operating income	3,165	3,072
Interest income	79	78
Interest expense (3)	(1,562)	(1,573)
Net income	$1,682	$1,577

(1)
Excludes property management fees of $0.3 million for both the three month periods ended March 31, 2008 and 2007.  This expense and the corresponding fee revenue we recognized have been eliminated in consolidation.  Also excludes allocation of expenses related to corporate management and oversight.

(2)
Represents the universities’ 50% share of the properties’ net cash available for distribution after payment of operating expenses, debt service (including payment of principal) and capital expenditures.

(3)	Debt service expenditures for these properties totaled $2.0 million and $2.2 million for the three months ended March 31, 2008 and 2007, respectively.

Liquidity and Capital Resources

Cash Balances and Liquidity

As of March 31, 2008, excluding our on-campus participating properties, we had $18.1 million in cash and cash equivalents and restricted cash as compared to $18.4 million in cash and cash equivalents and restricted cash as of December 31, 2007.  Restricted cash primarily consists of escrow accounts held by lenders and resident security deposits, as required by law in certain states.  Additionally, restricted cash as of March 31, 2008 also included $0.4 million of funds held in escrow in connection with potential development opportunities.

As of March 31, 2008, our short-term liquidity needs included, but were not limited to, the following: (i) cash consideration of approximately $240.0 million payable to shareholders and unitholders of GMH Communities Trust in connection with the pending acquisition, expected to occur in the second quarter of 2008, (ii) remaining estimated transaction costs of approximately $55.0 million associated with the pending acquisition of GMH Communities Trust, (iii) anticipated distribution payments to our common and restricted stockholders totaling approximately $37.4 million based on an anticipated annual distribution of $1.35 per share based on the number of our shares outstanding as of March 31, 2008, including those distributions required to maintain our REIT status and satisfy our current distribution policy, (iv) anticipated distribution payments to our Operating Partnership unitholders totaling approximately $2.1 million based on an anticipated annual distribution of $1.35 per Common Unit and a cumulative preferential per annum cash distribution rate of 5.99% on our Series A Preferred Units based on the number of units outstanding as of March 31, 2008, (v) development costs for Barrett Honors College over the next 12 months, estimated to be approximately $85.3 million, and (vi) funds for other potential future acquisitions and development projects.  We expect to meet our short-term liquidity requirements by (i) using the remaining proceeds from our April 2008 equity offering which generated net proceeds of approximately $252.3 million, (ii) entering into a joint venture with Fidelity in which we will contribute 15 GMH student housing properties to the joint venture and will receive proceeds of approximately $105.0 million and retain a 10% equity interest, (iii) potentially disposing of properties, (iv) borrowing under our existing revolving credit facility, (v) borrowing under a $100.0 million committed term loan facility expected to close in the second quarter of 2008, and (vi) utilizing net cash provided by operations.

We may seek additional funds to undertake initiatives not contemplated by our business plan or obtain additional cushion against possible shortfalls.  We also may pursue additional financing as opportunities arise.  Future financings may include a range of different sizes or types of financing, including the sale of additional debt or equity securities.  While we believe we will be able to obtain such funds, these funds may not be available on favorable terms or at all.  Our ability to obtain additional financing depends on several factors, including future market conditions, our success or lack of success in penetrating our markets, our future creditworthiness, and restrictions contained in agreements with our investors or lenders, including the restrictions contained in the agreements governing our revolving credit facility and committed term loan facility.  These financings could increase our level of indebtedness or result in dilution to our equity holders.

Revolving Credit Facility

The Operating Partnership has a $115 million revolving credit facility, which may be expanded by up to an additional $110 million upon the satisfaction of certain conditions.  We anticipate increasing the size of the facility to $160 million in the second quarter of 2008.  The maturity date of the facility is August 17, 2009 and we guarantee the Operating Partnership’s obligations under the facility.

Availability under the revolving credit facility is limited to an "aggregate borrowing base amount" equal to the lesser of (i) 65% of the value of certain properties, calculated as set forth in the credit facility, and (ii) the adjusted net operating income from these properties divided by a formula amount.  The facility bears interest at a variable rate, at the Company’s option, based upon a base rate or one-, two-, three-, or six-month LIBOR plus, in each case, a spread based upon the Company’s total leverage.  Additionally, we are required to pay an unused commitment fee ranging from 0.15% to 0.20% per annum, depending on the aggregate unused balance.  As of March 31, 2008, the balance outstanding on the revolving credit facility totaled $36.6 million, bearing interest at a weighted average rate of 4.06%, with remaining availability under the facility (subject to the satisfaction of certain financial covenants) totaling approximately $78.1 million.  In April 2008, we paid off the entire balance on the revolving credit facility by using proceeds from an equity offering (See Note 14).

The terms of the facility include certain restrictions and covenants, which limit, among other items, the incurrence of additional indebtedness, liens, and the disposition of assets.  The facility contains customary affirmative and negative covenants and also contains financial covenants that, among other things, require us to maintain certain minimum ratios of "EBITDA" (earnings before interest, taxes, depreciation and amortization) to fixed charges.  We may not pay distributions that exceed 100% of funds from operations, as adjusted, for any four consecutive quarters.  The financial covenants also include consolidated net worth and leverage ratio tests.  As of March 31, 2008, we were in compliance with all such covenants.

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

Historically, our third-party and owned development projects have been successfully structured and financed; however, these developments have at times been delayed beyond the period initially scheduled, causing revenue to be recognized in later periods.  As of March 31, 2008, we have deferred approximately $3.6 million in pre-development costs related to third-party and owned development projects that have not yet commenced construction.

Indebtedness

As of March 31, 2008, we had approximately $600.5 million of outstanding consolidated indebtedness (excluding net unamortized debt premiums/discounts of approximately $4.2 million), comprised of a $36.6 million balance on our unsecured revolving credit facility, $475.7 million in mortgage and construction loans secured by 33 of our wholly-owned properties, $33.2 million in mortgage loans secured by two phases of an on-campus participating property, and $55.0 million in bond issuances secured by three of our on-campus participating properties.  The weighted average interest rate on our consolidated indebtedness as of March 31, 2008 was 6.07%.  As of March 31, 2008, approximately 18.1% of our total consolidated indebtedness was variable rate debt, comprised of our revolving credit facility and our Vista del Sol and Villas at Chestnut Ridge construction loans discussed below.

Wholly-Owned Properties

The weighted average interest rate of the $475.7 million of wholly-owned mortgage and construction debt was 6.02% as of March 31, 2008.  Each of the mortgage loans is a non-recourse obligation subject to customary exceptions.  Each of these mortgages has a 30 year amortization, and none are cross-defaulted or cross-collateralized to any other indebtedness. The loans generally may not be prepaid prior to maturity; in certain cases prepayment is allowed, subject to prepayment penalties.

The development and construction of Vista del Sol, an ACE property scheduled to complete construction and open for occupancy in August 2008, is partially financed with a $100.0 million construction loan.  For each borrowing we have the option of choosing the Prime rate or one-, two-, or three-month LIBOR plus 1.45%.  The interest rate may be reduced to LIBOR plus 1.20% once construction of the property is complete and certain operations hurdles are met.  The loan requires payments of interest only during the term of the loan and any accrued interest and outstanding borrowings become due on the maturity date of December 27, 2009.  The term of the loan can be extended through December 2011 through the exercise of two 12-month extension periods.  As of March 31, 2008, the balance outstanding on the construction loan totaled $52.8 million, bearing interest at a weighted average rate of 4.14%.

The development and construction of Villas at Chestnut Ridge, an owned off-campus property scheduled to complete construction and open for occupancy in August 2008, is partially financed with a $31.6 million construction loan.  For each borrowing we have the option of choosing the Prime rate or one-, two-, three-, or six-month LIBOR plus 1.25%.  The loan requires payments of interest only during the term of the loan and any accrued interest and outstanding borrowings become due on the maturity date of June 4, 2009.  The term of the loan can be extended through June 2010 through the exercise of a 12-month extension period.  As of March 31, 2008, the balance outstanding on the construction loan totaled $20.2 million, bearing interest at a weighted average rate of 4.32%.

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

Cullen Oaks Phase I and Phase II loans are currently encumbered by mortgage loans with balances as of March 31, 2008 of approximately $16.5 million and $16.7 million, respectively.  In February 2007, we extended the maturity date of these loans to February 2014.  The loans bear interest at a rate of LIBOR plus 1.35% and require payments of interest only through May 2008 and monthly payments of principal and interest from May 2008 through the maturity date.  In connection with these loan extensions, we terminated the existing interest rate swap agreement on the Cullen Oaks Phase I loan and entered into a new interest rate swap agreement effective February 15, 2007 through February 15, 2014, that is designated to hedge our exposure to fluctuations on interest payments attributed to changes in interest rates associated with payments on the Cullen Oaks Phase I and Phase II loans.  Under the terms of the interest rate swap agreement, we pay a fixed rate of 6.69% and receive a floating rate of LIBOR plus 1.35%.  Pursuant to the Leases, in the event the leasehold estate does not achieve Financial Break Even (defined as revenues less operating expenses, excluding management fees, less debt service), the applicable Lessor would be required to make a rental payment, also known as the Contingent Payment, sufficient to achieve Financial Break Even.  The Contingent Payment provision remains in effect until such time as any financing placed on the facilities would receive an investment grade rating without the Contingent Payment provision.  In the event that the Lessor is required to make a Contingent Payment, future net cash flow distributions would be first applied to repay such Contingent Payments and then to unpaid management fees prior to normal distributions.  We have guaranteed payment of this property’s indebtedness.

The weighted average interest rate of the indebtedness encumbering our on-campus participating properties was 7.17% at March 31, 2008.

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

The following table presents a reconciliation of our FFO to our net income (loss):

	Three Months Ended March 31,
	2008	2007
Net income (loss)	$4,909	$(4,678)
Minority interests	408	(258)
Loss from unconsolidated joint venture (1)	126	-
FFO from unconsolidated joint venture (1)	(126)	-
Real estate related depreciation and amortization:
Total depreciation and amortization	8,029	6,970
Corporate furniture, fixtures, and equipment depreciation	(181)	(94)
Funds from operations (“FFO”) (2)	$13,165	$1,940

FFO per share – diluted (2)	$0.45	$0.08

Weighted average common shares outstanding – diluted	29,161,145	25,394,550

(1)
Represents an unconsolidated joint venture which closed in December 2007.  Our share of the FFO from this unconsolidated joint venture is included for purposes of calculating FFO but is excluded for purposes of calculating FFOM, as management believes this amount does not accurately reflect our participation in the economics of the transaction.  For the three months ended March 31, 2008, our share of the venture’s FFO equals our share of the net loss, as there was no depreciation expense incurred during the period.

(2)
During the three months ended March 31, 2007, we recorded a compensation charge of approximately $9.6 million, or $0.38 per fully diluted share, related to the 2004 Outperformance Bonus Plan.  Excluding this compensation charge, FFO for the three months ended March 31, 2007 would have been $11.6 million, or $0.46 per fully diluted share.

While our on-campus participating properties contributed $6.7 million and $6.3 to our revenues for the three months ended March 31, 2008 and 2007, respectively, under our participating ground leases, we and the participating university systems each receive 50% of the properties’ net cash available for distribution after payment of operating expenses, debt service (which includes significant amounts towards repayment of principal) and capital expenditures. A substantial portion of our revenues attributable to these properties is reflective of cash that is required to be used for capital expenditures and for the amortization of applicable property indebtedness. These amounts do not increase our economic interest in these properties or otherwise benefit us since our interest in the properties terminates upon the repayment of the applicable property indebtedness.

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

Funds From Operations—Modified for Operational Performance of On-Campus Participating Properties:

	Three Months Ended March 31,
	2008	2007
Funds from operations	$13,165	$1,940
Elimination of operations of on-campus participating properties and unconsolidated joint venture:
Net income from on-campus participating properties	(1,682)	(1,577)
Amortization of investment in on-campus participating properties	(1,069)	(1,061)
FFO from unconsolidated joint venture (1)	126	-
	10,540	(698)
Modifications to reflect operational performance of on-campus participating properties:
Our share of net cash flow (2)	359	295
Management fees	308	290
Impact of on-campus participating properties	667	585
Funds from operations – modified for operational performance of on-campus participating properties (“FFOM”) (3)	$11,207	$(113)

FFOM per share – diluted (3)	$0.38	$-

Weighted average common shares outstanding – diluted	29,161,145	25,394,550

(1)
Represents an unconsolidated joint venture which closed in December 2007.  Our share of the FFO from this unconsolidated joint venture is included for purposes of calculating FFO but is excluded for purposes of calculating FFOM, as management believes this amount does not accurately reflect our participation in the economics of the transaction.  For the three months ended March 31, 2008, our share of the venture’s FFO equals our share of the net loss, as there was no depreciation expense incurred during the period.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss from adverse changes in market prices and interest rates.   Our future earnings and cash flows are dependent upon prevailing market rates.  Accordingly, we manage our market risk by matching projected cash inflows from operating, investing and financing activities with projected cash outflows for debt service, acquisitions, capital expenditures, distributions to stockholders and unitholders, and other cash requirements.  The majority of our outstanding debt has fixed interest rates, which minimizes the risk of fluctuating interest rates.  Our exposure to market risk includes interest rate fluctuations in connection with our revolving credit facility and variable rate construction loans and our ability to incur more debt without stockholder approval, thereby increasing our debt service obligations, which could adversely affect our cash flows.   No material changes have occurred in relation to market risk since our Annual Report on Form 10-K for the year ended December 31, 2007.

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

Dated:	May 9, 2008

AMERICAN CAMPUS COMMUNITIES, INC.

By:	/s/ William C. Bayless, Jr.
William C. Bayless, Jr.
President and Chief Executive Officer

By:	/s/ Jonathan A. Graf
Jonathan A. Graf
Executive Vice President,
Chief Financial Officer and Treasurer