Form 10-Q
period 2008-06-30
AMERICAN CAMPUS COMMUNITIES INC
filed 2008-08-11
CIK 1283630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008.

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

There were 42,304,820 shares of American Campus Communities, Inc.'s common stock with a par value of $0.01 per share outstanding as of the close of business on July 31, 2008.

FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2008

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30, 2008	December 31, 2007
	(Unaudited)
Assets

Investments in real estate:
Wholly-owned properties, net	$1,931,316	$947,062
Wholly-owned properties-held for sale	68,641	-
On-campus participating properties, net	70,959	72,905
Investments in real estate, net	2,070,916	1,019,967

Cash and cash equivalents	63,470	12,073
Restricted cash	32,196	13,855
Student contracts receivable, net	3,298	3,657
Other assets	69,165	26,744

Total assets	$2,239,045	$1,076,296

Liabilities and stockholders’ equity

Liabilities:
Secured debt	$1,190,552	$533,430
Secured term loan	100,000	-
Unsecured revolving credit facility	-	9,600
Accounts payable and accrued expenses	35,270	14,360
Other liabilities	48,739	43,278
Total liabilities	1,374,561	600,668

Minority interests	30,021	31,251

Commitments and contingencies (Note 14)

Stockholders’ equity:
Preferred stock	131	-
Common shares, $.01 par value, 800,000,000 shares authorized, 42,291,170 and 27,275,491 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	422	273
Additional paid in capital	902,273	494,160
Accumulated earnings and distributions	(66,549)	(48,181)
Accumulated other comprehensive loss	(1,814)	(1,875)
Total stockholders’ equity	834,463	444,377

Total liabilities and stockholders’ equity	$2,239,045	$1,076,296

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues:
Wholly-owned properties	$37,294	$28,007	$68,975	$55,152
On-campus participating properties	3,948	3,740	10,692	10,077
Third party development services	687	609	2,307	978
Third party development services – on-campus participating properties	36	37	72	73
Third party management services	1,222	650	2,144	1,372
Resident services	361	323	799	664
Total revenues	43,548	33,366	84,989	68,316

Operating expenses:
Wholly-owned properties	16,738	13,046	30,623	24,908
On-campus participating properties	2,499	2,499	4,794	4,525
Third party development and management services	2,328	1,147	4,436	2,441
General and administrative	3,237	2,190	5,371	13,518
Depreciation and amortization	11,114	7,768	19,143	14,738
Ground/facility leases	368	495	727	790
Total operating expenses	36,284	27,145	65,094	60,920

Operating income	7,264	6,221	19,895	7,396

Nonoperating income and (expenses):
Interest income	642	314	804	1,021
Interest expense	(8,733)	(6,920)	(15,712)	(13,380)
Amortization of deferred financing costs	(448)	(314)	(759)	(612)
Loss from unconsolidated joint ventures	(129)	-	(255)	-
Total nonoperating expenses	(8,668)	(6,920)	(15,922)	(12,971)

(Loss) income before income taxes, minority interests,
and discontinued operations	(1,404)	(699)	3,973	(5,575)
Income tax provision	(73)	(60)	(133)	(120)
Minority interests	(65)	(26)	(473)	232
(Loss) income from continuing operations	(1,542)	(785)	3,367	(5,463)

Discontinued operations:
Income attributable to discontinued operations	92	-	92	-
Net (loss) income	$(1,450)	$(785)	$3,459	$(5,463)

(Loss) income per share – basic:
(Loss) income from continuing operations per share	$(0.04)	$(0.03)	$0.11	$(0.24)
Net (loss) income per share	$(0.04)	$(0.03)	$0.11	$(0.24)
(Loss) income per share – diluted:
(Loss) income from continuing operations per share	$(0.04)	$(0.03)	$0.11	$(0.23)
Net (loss) income per share	$(0.04)	$(0.03)	$0.11	$(0.23)
Weighted average common shares outstanding:
Basic	35,692,653	23,271,223	31,512,271	23,107,888
Diluted	37,098,977	25,259,335	33,272,354	25,250,312

Distributions declared per common share	$0.3375	$0.3375	$0.675	$0.675

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)

	Six Months Ended June 30,
	2008	2007
Net income (loss)	$3,459	$(5,463)

Other comprehensive income:
Change in fair value of interest rate swaps	182	104
Net comprehensive income (loss)	$3,641	$(5,359)

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended June 30,
	2008	2007
Operating activities
Net income (loss)	$3,459	$(5,463)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Minority interests share of income (loss)	473	(232)
Depreciation and amortization	19,143	14,738
Amortization of deferred financing costs and debt premiums/discounts	77	(122)
Share-based compensation	1,057	663
Loss from unconsolidated joint ventures	258	-
Amortization of gain on interest rate swap termination	(121)	(91)
Income tax provision	120	120
Changes in operating assets and liabilities:
Restricted cash	(3,381)	(3,809)
Student contracts receivable, net	1,810	819
Other assets	(5,732)	(2,586)
Accounts payable and accrued expenses	(2,783)	7,511
Other liabilities	(2,785)	(1,979)
Net cash provided by operating activities	11,595	9,569
Investing activities
Cash paid for property acquisitions	(287,245)	(38,161)
Cash paid for land purchases	(3,017)	-
Investments in wholly-owned properties	(73,007)	(43,960)
Investments in unconsolidated joint ventures	(8,208)	-
Investments in on-campus participating properties	(196)	(227)
Purchase of corporate furniture, fixtures and equipment	(1,141)	(516)
Distributions received from unconsolidated JVs	15	-
Net cash used in investing activities	(372,799)	(82,864)
Financing activities
Proceeds from sale of common stock	264,500	-
Offering costs	(12,264)	-
Proceeds from sale of preferred stock	131	-
Pay-off of mortgage loans	(24,225)	-
Proceeds from contribution of properties to joint venture	74,368	-
Proceeds from secured term loan	100,000	-
Revolving credit facility, net	(9,600)	9,100
Proceeds from construction loans	55,051	17,370
Principal payments on debt	(3,318)	(3,103)
Change in construction accounts payable	(3,279)	(1,360)
Debt issuance and assumption costs	(5,754)	(1,638)
Distributions to common and restricted stockholders	(21,851)	(15,666)
Distributions to minority partners	(1,158)	(1,555)
Net cash provided by financing activities	412,601	3,148
Net change in cash and cash equivalents	51,397	(70,147)
Cash and cash equivalents at beginning of period	12,073	79,107
Cash and cash equivalents at end of period	$63,470	$8,960
Supplemental disclosure of non-cash investing and financing activities
Issuance of common stock in connection with company acquisition	$(154,739)	$-
Issuance of Common Units in connection with company acquisition	$(199)	$-
Loans assumed in connection with property acquisitions	$(615,175)	$(88,307)
Contribution of land from minority partner in development joint venture	$-	$2,756
Change in fair value of derivative instruments, net	$182	$104
Supplemental disclosure of cash flow information
Interest paid	$13,295	$13,945
See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Organization and Description of Business

American Campus Communities, Inc. (the “Company”) is a real estate investment trust (“REIT”) that was incorporated on March 9, 2004 and commenced operations effective with the completion of an initial public offering (“IPO”) on August 17, 2004.  Through the Company’s controlling interest in American Campus Communities Operating Partnership LP (the “Operating Partnership”), the Company is one of the largest owners, managers and developers of high quality student housing properties in the United States in terms of beds owned and under management.  The Company is a fully integrated, self-managed and self-administered equity REIT with expertise in the acquisition, design, financing, development, construction management, leasing and management of student housing properties.

On April 23, 2008, the Company completed an equity offering, consisting of the sale of 9,200,000 shares of the Company’s common stock at a price of $28.75 per share, including the exercise of 1,200,000 shares issued as a result of the exercise of the underwriters’ overallotment option in full at closing.  The offering generated gross proceeds of $264.5 million.  The aggregate proceeds to the Company, net of the underwriting discount, structuring fee and expenses of the offering, were approximately $252.1 million.

As of June 30, 2008, the Company’s property portfolio contained 88 student housing properties with approximately 54,300 beds and approximately 18,200 apartment units, including 42 properties containing approximately 25,000 beds and approximately 8,400 units added as a result of the Company’s acquisition on June 11, 2008 of the student housing business of GMH Communities Trust (“GMH”), as more fully discussed in Note 3 herein.  The Company’s property portfolio consisted of 82 owned off-campus properties that are in close proximity to colleges and universities, two American Campus Equity (“ACETM”) properties currently under development that will be operated under ground/facility leases with a related university system and four on-campus participating properties operated under ground/facility leases with the related university systems.  As of June 30, 2008, the Company also owned a minority interest in joint ventures that owned an aggregate of 21 student housing properties with approximately 12,100 beds in approximately 3,600 units. The Company’s communities contain modern housing units, offer resort-style amenities and are supported by a resident assistant system and other student-oriented programming.

Through the Company’s taxable REIT subsidiaries (“TRS”), it also provides construction management and development services, primarily for student housing properties owned by colleges and universities, charitable foundations, and others.  As of June 30, 2008, the Company provided third-party management and leasing services for 36 properties (six of which the Company served as the third-party developer and construction manager) that represented approximately 25,700 beds in approximately 9,200 units.  Third-party management and leasing services are typically provided pursuant to multi-year management contracts that have initial terms that range from one to five years.  As of June 30, 2008, the Company’s total owned, joint venture and third-party managed portfolio was comprised of 145 properties with approximately 92,100 beds in approximately 31,000 units.

2.   Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and include the financial position, results of operations and cash flows of the Company, the Operating Partnership and subsidiaries of the Operating Partnership, including joint ventures in which the Company has a controlling interest.  Third-party equity interests in the Operating Partnership and consolidated joint ventures are reflected as minority interests in the consolidated financial statements.  The Company also has a non-controlling interest in three unconsolidated joint ventures, which are accounted for under the equity method.  All significant intercompany amounts have been eliminated.  All dollar amounts in the tables herein, except share and per share amounts, are stated in thousands unless otherwise indicated.

New Accounting Pronouncements

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 157, "Fair Value Measurements" and SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities."  SFAS No. 157 defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements.  SFAS No. 159 permits an entity to elect fair value as the initial and subsequent measurement method for financial assets and liabilities.  The Company has not elected the fair value option for any financial instruments, however does reserve the right to elect to measure future eligible financial assets or liabilities at fair value.  The adoption of SFAS No. 157 and SFAS No. 159 did not have a material impact on the Company’s consolidated financial statements.  See Note 13 herein for a detailed discussion of fair value disclosures.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The cost of buildings and improvements includes the purchase price of the property, including legal fees and acquisition costs.  Project costs directly associated with the development and construction of an owned real estate project, which include interest, property taxes, and amortization of deferred finance costs, are capitalized as construction in progress.  Upon completion of the project, costs are transferred into the applicable asset category and depreciation commences.  Interest totaling approximately $2.0 million and $1.5 million was capitalized during the three months ended June 30, 2008 and 2007, respectively, and $3.7 million and $2.6 million was capitalized during the six months ended June 30, 2008 and 2007, respectively.  Amortization of deferred financing costs totaling approximately $0.1 million was capitalized during both the three month periods ended June 30, 2008 and 2007, and approximately $0.2 million was capitalized during both the six month periods ended June 30, 2008 and 2007.

Management assesses whether there has been an impairment in the value of the Company’s investments in real estate whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Impairment is recognized when estimated expected future cash flows (undiscounted and before interest charges) are less than the carrying value of the property. The estimation of expected future net cash flows is inherently uncertain and relies on assumptions regarding current and future economics and market conditions.  If such conditions change, then an adjustment to the carrying value of the Company’s long-lived assets could occur in the future period in which the conditions change. To the extent that a property is impaired, the excess of the carrying amount of the property over its estimated fair value is charged to earnings. The Company believes that there were no impairments of the carrying values of its investments in real estate as of June 30, 2008.

The Company allocates the purchase price of acquired properties to net tangible and identified intangible assets based on relative fair values in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 141, Business Combinations.  Fair value estimates are based on information obtained from a number of sources, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property and other market data.  Information obtained about each property as a result of due diligence, marketing and leasing activities is also considered.  The value of in-place leases is based on the difference between (i) the property valued with existing in-place leases adjusted to market rental rates and (ii) the property valued “as-if” vacant.  As lease terms are typically one year or less, rates on in-place leases generally approximate market rental rates.  Factors considered in the valuation of in-place leases include an estimate of the carrying costs during the expected lease-up period considering current market conditions, nature of the tenancy, and costs to execute similar leases.  Carrying costs include estimates of lost rentals at market rates during the expected lease-up period, as well as marketing and other operating expenses.  The value of in-place leases is amortized over the remaining initial term of the respective leases, generally less than one year.  The purchase price of property acquisitions is not expected to be allocated to tenant relationships, considering the terms of the leases and the expected levels of renewals.  The Company’s allocation of purchase price is contingent upon the receipt of final third-party appraisals and additional analyses necessary to finalize the allocation.

Intangible Assets

In connection with property acquisitions completed during the six months ended June 30, 2008 and 2007, the Company capitalized approximately $16.8 million and $1.2 million, respectively, related to management’s estimate of the fair value of the in-place leases assumed.  These intangible assets are amortized on a straight-line basis over the average remaining term of the underlying leases.  The Company also capitalized $1.5 million related to management’s estimate of the fair value of third-party management contracts acquired from GMH in June 2008.  These intangible assets are amortized on a straight-line basis over the average remaining term of the contracts.  The amortization is included in depreciation and amortization expense in the accompanying consolidated statements of operations.  See Note 3 herein for a detailed discussion of the property acquisitions completed during the six months ended June 30, 2008.

Debt Premiums and Discounts

Debt premiums and discounts represent fair value adjustments to account for the difference between the stated rates and market rates of debt assumed in connection with the Company’s property acquisitions.  The debt premiums and discounts are amortized to interest expense over the term of the related loans using the effective-interest method.  As of June 30, 2008 and December 31, 2007, unamortized debt premiums were $6.8 million and $5.0 million, respectively, and unamortized debt discounts were $12.2 million and $0.7 million, respectively.  Debt premiums and discounts are included in secured debt on the accompanying consolidated balance sheets.

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

Pre-development expenditures such as architectural fees, permits and deposits associated with the pursuit of third-party and owned development projects are expensed as incurred, until such time that management believes it is probable that the contract will be executed and/or construction will commence.  Because the Company frequently incurs these pre-development expenditures before a financing commitment and/or required permits and authorizations have been obtained, the Company bears the risk of loss of these pre-development expenditures if financing cannot ultimately be arranged on acceptable terms or the Company is unable to successfully obtain the required permits and authorizations.  As such, management evaluates the status of third-party and owned projects that have not yet commenced construction on a periodic basis and expenses any deferred costs related to projects whose current status indicates the commencement of construction is unlikely and/or the costs may not provide future value to the Company in the form of revenues.  Such write-offs are included in third-party development and management services expenses (in the case of third-party development projects) or general and administrative expenses (in the case of owned development projects) on the accompanying consolidated statements of operations.  As of June 30, 2008, the Company deferred approximately $6.3 million in pre-development costs related to third-party and owned development projects that had not yet commenced construction.  Of this amount, approximately $3.2 million was reimbursed subsequent to quarter end as financing for one of our third-party development projects closed on July 30, 2008 and construction commenced on August 1, 2008.  Pre-development costs are included in other assets on the accompanying consolidated balance sheets.

Joint Ventures

The Company holds interests in both consolidated and unconsolidated joint ventures. The Company determines consolidation based on standards set forth in FASB Interpretation No. 46R, Consolidation of Variable Interest Entities  (“FIN 46”) and Emerging Issues Task Force (EITF) Issue No. 04-5,  Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.  For joint ventures that are variable interest entities as defined under FIN 46 where the Company is not the primary beneficiary, it does not consolidate the joint venture for financial reporting purposes. Based on the guidance set forth in EITF 04-5, the Company consolidates certain joint venture investments because it exercises significant control over major operating decisions, such as approval of budgets, property management, investment activity and changes in financing.  For joint ventures under EITF 04-5, where the Company does not exercise significant control over major operating and management decisions, but where it exercises significant influence, the Company uses the equity method of accounting and does not consolidate the joint venture for financial reporting purposes.

Income Taxes

The Company and GMH have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”).  To qualify as a REIT, these entities must meet a number of organizational and operational requirements, including a requirement that they currently distribute at least 90% of their adjusted taxable income to their stockholders.   As REITs, these entities will generally not be subject to corporate level federal income tax on taxable income they currently distribute to their stockholders. If the entities fail to qualify as a REIT in any taxable year, they will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for the subsequent four taxable years.   Even if these entities qualify for taxation as a REIT, they may be subject to certain state and local income and excise taxes on their income and property, and to federal income and excise taxes on their undistributed income.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company owns two TRS entities that manage the Company’s non-REIT activities and are subject to federal, state and local income taxes.

Earnings Per Share

Basic earnings per share is computed using net income (loss) and the weighted average number of shares of the Company’s common stock outstanding during the period.  Diluted earnings per share reflects weighted average common shares issuable from the assumed conversion of restricted stock awards (“RSAs”) granted to employees and common and preferred units of limited partnership interest in the Operating Partnership (“Common Units” and “Series A Preferred Units,” respectively).  See Note 7 for a discussion of Common Units and Series A Preferred Units.

The following is a summary of the elements used in calculating basic and diluted earnings per share:
	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Basic earnings per share calculation:
(Loss) income from continuing operations	$(1,542)	$(785)	$3,367	$(5,463)
Discontinued operations	92	-	92	-
Net (loss) income	$(1,450)	$(785)	$3,459	$(5,463)

(Loss) income from continuing operations – per share	$(0.04)	$(0.03)	$0.11	$(0.24)
Income from discontinued operations – per share	$-	$-	$-	$-
Net (loss) income – per share	$(0.04)	$(0.03)	$0.11	$(0.24)

Basic weighted average common shares outstanding	35,692,653	23,271,223	31,512,271	23,107,888

Diluted earnings per share calculation:
(Loss) income from continuing operations	$(1,542)	$(785)	$3,367	$(5,463)
Series A Preferred Unit distributions	46	46	92	92
(Loss) income from continuing operations allocated to Common Units	(36)	(55)	224	(417)
(Loss) income from continuing operations, as adjusted	(1,532)	(794)	3,683	(5,788)
Discontinued operations	92	-	92	-
Income from discontinued operations allocated to Common Units	2	-	2	-
Income from discontinued operations, as adjusted	94	-	94	-
Net (loss) income, as adjusted	$(1,438)	$(794)	$3,777	$(5,788)

(Loss) income from continuing operations – per share	$(0.04)	$(0.03)	$0.11	$(0.23)
Income from discontinued operations – per share	$-	$-	$-	$-
Net (loss) income – per share	$(0.04)	$(0.03)	$0.11	$(0.23)

Basic weighted average common shares outstanding	35,692,653	23,271,223	31,512,271	23,107,888
Common Units	1,291,361	1,873,149	1,369,997	2,027,461
Series A Preferred Units	114,963	114,963	114,963	114,963
RSAs (1)	-	-	275,123	-
Diluted weighted average common shares outstanding	37,098,977	25,259,335	33,272,354	25,250,312

(1)
284,588 and 164,151 weighted average RSAs are excluded from diluted weighted average common shares outstanding for the three months ended June 30, 2008 and 2007, respectively, and 158,788 weighted average RSAs are excluded from diluted weighted average common shares outstanding for the six months ended June 30, 2007, because they would be anti-dilutive due to the Company’s loss position for these periods.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.  Property Acquisitions

On June 11, 2008, the Company completed the acquisition of GMH pursuant to an Agreement and Plan of Merger dated as of February 11, 2008 (the “Merger Agreement”).  At the time of closing, the GMH student housing portfolio consisted of 42 wholly-owned properties containing 24,953 beds located in various markets throughout the country.  Two of the acquired wholly-owned properties were sold subsequent to the end of the quarter (see Note 16).

The aggregate consideration paid for the merger was as follows:

Fair value of the Company’s common stock issued	$154,739
Fair value of Common Units issued	199
Cash consideration paid for GMH common shares and partnership units	239,616
Merger costs	52,681
Total consideration	447,235
Fair value of mortgage loans assumed (see Note 9)	598,804
Total purchase price	$1,046,039

Under the terms of the Merger Agreement, each share of GMH common stock and each unit in the GMH Operating Partnership issued and outstanding as of the date of the Merger Agreement, received cash consideration of $3.36 per share and 0.07642 of a share of the Company’s common stock, or at the election of the GMH Operating Partnership unitholder, 0.07642 of a unit in the Operating Partnership.  The value of the Company’s common stock and Common Units issued was based on the closing price of the Company’s common stock on February 11, 2008.  The Company issued 5.4 million shares of common stock and 7,004 Common Units valued at $28.43 per share.

In connection with the merger, the Company incurred approximately $52.7 million of merger costs related to severance, legal, banking, accounting and finance costs, of which, approximately $16.3 million of these costs had not been paid as of June 30, 2008.

Concurrent with the closing of the GMH acquisition, the Company formed a joint venture with a wholly-owned subsidiary of Fidelity Real Estate Growth Fund III, LP (“Fidelity”) and transferred 15 GMH student housing properties to the venture with an estimated value of $325.9 million.  The Company also assumed GMH’s equity interest in an existing joint venture with Fidelity that owns six properties.  The Company serves as property manager for all of the joint venture properties and owns a 10% equity interest in these joint ventures.

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

The acquired properties’ results of operations have been included in the accompanying consolidated statements of operations since their respective acquisition closing dates.  The following pro forma information for the three and six months ended June 30, 2008 and 2007 presents consolidated financial information for the Company as if the property acquisitions discussed above, the Company’s 2007 acquisitions and the Company’s October 2007 and April 2008 equity offerings had occurred at the beginning of the earliest period presented.  The unaudited pro forma information is provided for informational purposes only and is not indicative of results that would have occurred or which may occur in the future:

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Total revenues	$67,610	$64,645	$140,845	$133,965
Net (loss) income	$(2,065)	$(5,994)	$2,669	$(15,780)
Net (loss) income per share – basic	$(0.05)	$(0.14)	$0.06	$(0.38)
Net (loss) income per share – diluted	$(0.05)	$(0.14)	$0.06	$(0.38)

4.  Discontinued Operations

As part of the acquisition of GMH on June 11, 2008, the Company acquired two properties (The Courtyards and The Verge) that were under contract to be sold as of the closing date.  In accordance with the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), management classified these properties as wholly-owned properties-held for sale.  The dispositions of The Courtyards and The Verge were consummated in July 2008 and August 2008, respectively (see Note 16).

The related net income of the aforementioned properties is reflected in the accompanying consolidated statements of operations as discontinued operations for the three and six months ended June 30, 2008.  Below is a summary of the results of operations for The Courtyards and The Verge for the three and six months ended June 30, 2008:

Three and Six Months
Ended June 30, 2008
Total revenues	$342
Total operating expenses	(106)
Operating income	236
Total nonoperating expense	(144)
Net income	$92

5.  Investments in Wholly-owned Properties

Wholly-owned properties consisted of the following:

	June 30, 2008	December 31, 2007
Land	$223,948	$102,109
Buildings and improvements	1,546,218	768,551
Furniture, fixtures and equipment	68,627	42,225
Construction in progress	178,162	104,540
	2,016,955	1,017,425
Less accumulated depreciation	(85,639)	(70,363)
Wholly-owned properties, net	$1,931,316	$947,062

The Company completed the acquisition of GMH on June 11, 2008 and the acquired properties are included in the wholly-owned properties, net balance as of June 30, 2008.  The Company’s allocation of the purchase price for GMH is contingent upon the receipt of final third-party appraisals and additional analyses necessary to finalize the allocation.

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

On-campus participating properties are as follows:

			Historical Cost
Lessor/University	Lease Commencement	Required Debt Repayment (1)	June 30, 2008	December 31, 2007
Texas A&M University System / Prairie View A&M University (2)	2/1/96	9/1/23	$38,588	$38,499
Texas A&M University System / Texas A&M International	2/1/96	9/1/23	6,045	6,039
Texas A&M University System / Prairie View A&M University (3)	10/1/99	8/31/25 / 8/31/28	24,087	24,037
University of Houston System / University of Houston (4)	9/27/00	8/31/35	34,742	34,691
			103,462	103,266
Less accumulated amortization			(32,503)	(30,361)
On-campus participating properties, net			$70,959	$72,905

(1)	Represents the effective lease termination date. The Leases terminate upon the earlier to occur of the final repayment of the related debt or the end of the contractual lease term.

(2)	Consists of three phases placed in service between 1996 and 1998.

(3)	Consists of two phases placed in service in 2000 and 2003.

(4)	Consists of two phases placed in service in 2001 and 2005.

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

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income or loss allocated to minority interests on the Company’s consolidated statements of operations includes the Series A Preferred Unit distributions as well as the pro rata share of the Operating Partnership’s net income or loss allocated to Common Units.  The Common Unitholders’ minority interest in the Operating Partnership is reported at an amount equal to their ownership percentage of the net equity of the Operating Partnership at the end of each reporting period.  Common Units and Series A Preferred Units issued in connection with the 2006 acquisition of the Royal Portfolio became exchangeable into an equal number of shares of the Company’s common stock on March 1, 2007.  As a result, 326,432 Common Units were converted into shares of the Company’s common stock during the six months ended June 30, 2008.  As of June 30, 2008 and December 31, 2007, approximately 3% and 6%, respectively, of the equity interests of the Operating Partnership was held by persons affiliated with Royal Properties and certain current and former members of management in the form of Common Units and Series A Preferred Units.

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

8.  Investment in Unconsolidated Joint Ventures

Concurrent with the closing of the GMH acquisition, the Company formed a joint venture with a subsidiary of Fidelity and transferred 15 GMH student housing properties to the venture with an estimated value of $325.9 million.  The Company also assumed GMH’s equity interest in an existing joint venture with Fidelity that owns six properties.  The Company serves as property manager for all of the joint venture properties and owns a 10% equity interest in these joint ventures.  The Company’s $8.1 million investment in these two joint ventures at June 30, 2008 is included in other assets in the accompanying consolidated balance sheets, and the Company’s $46,000 share in the loss from these two joint ventures for both the three and six months ended June 30, 2008 is included in loss from unconsolidated joint ventures in the accompanying consolidated statements of operations.

The Company also holds a minority equity interest in a joint venture that owns a military housing privatization project with the United States Navy to design, develop, construct, renovate, and manage unaccompanied soldier housing located on naval bases in Norfolk and Newport News, Virginia.  In December 2007, the joint venture closed and obtained financing through taxable revenue bonds, at which time definitive legal agreements were executed.  The Company’s $1.3 million and $1.5 million investment in this joint venture at June 30, 2008 and December 31, 2007, respectively, is included in other assets in the accompanying consolidated balance sheets, and the Company’s $0.1 million and $0.2 million share in the loss from this joint venture for the three and six months ended June 30, 2008, respectively, is included in loss from unconsolidated joint ventures in the accompanying consolidated statements of operations.

9.  Debt

A summary of the Company’s outstanding consolidated indebtedness, including unamortized debt premiums and discounts, is as follows:

	June 30, 2008	December 31, 2007
Debt secured by wholly-owned properties:
Mortgage loans payable	$1,009,161	$397,270
Construction loans payable	98,703	43,652
	1,107,864	440,922
Debt secured by on-campus participating properties:
Mortgage loans payable	33,123	33,156
Bonds payable	55,030	55,030
	88,153	88,186
Secured term loan	100,000	-
Revolving credit facility	-	9,600
Unamortized debt premiums	6,779	4,988
Unamortized debt discounts	(12,244)	(666)
Total debt	$1,290,552	$543,030

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Loans Assumed in Conjunction with Property Acquisition

In connection with the June 11, 2008 acquisition of the GMH Portfolio (see Note 3), the Company assumed approximately $608.2 million of fixed rate debt mortgage debt.  At the time of assumption, the debt had a weighted average interest rate of 5.43% and an average term to maturity of 6.2 years.  Upon assumption of this debt, the Company recorded debt discounts and debt premiums of approximately $11.7 million and $2.3 million, respectively, to reflect the estimated fair value of the debt assumed.  These mortgage loans are secured by the related properties.

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

Revolving Credit Facility

In May 2008, the Operating Partnership amended its $115 million revolving credit facility to increase the size of the facility to $160 million, which may be expanded by up to an additional $65 million upon the satisfaction of certain conditions.  The maturity date of the facility is August 17, 2009 and the Company continues to guarantees the Operating Partnership’s obligations under the facility.

Availability under the revolving credit facility is limited to an "aggregate borrowing base amount" equal to the lesser of (i) 65% of the value of certain properties, calculated as set forth in the credit facility, and (ii) the adjusted net operating income from these properties divided by a formula amount.  The facility bears interest at a variable rate, at the Company’s option, based upon a base rate or one-, two-, three-, or six-month LIBOR plus, in each case, a spread based upon the Company’s total leverage.  Additionally, the Company is required to pay an unused commitment fee ranging from 0.15% to 0.20% per annum, depending on the aggregate unused balance.  In April 2008, the Company paid off the entire balance on the revolving credit facility using proceeds from its equity offering (see Note 1).  As of June 30, 2008, the total availability under the facility balance (subject to the satisfaction of certain financial covenants) totaled approximately $154.3 million.

The terms of the facility include certain restrictions and covenants, which limit, among other items, the incurrence of additional indebtedness, liens, and the disposition of assets. The facility contains customary affirmative and negative covenants and also contains financial covenants that, among other things, require the Company to maintain certain minimum ratios of "EBITDA" (earnings before interest, taxes, depreciation and amortization) to fixed charges.  The Company may not pay distributions that exceed 100% of funds from operations for any four consecutive quarters.  The financial covenants also include consolidated net worth and leverage ratio tests.  As of June 30, 2008, the Company was in compliance with all such covenants.

Senior Secured Term Loan

On May 23, 2008, the Operating Partnership obtained a $100 million senior secured term loan.  The secured term loan has an initial term of 36 months and can be extended through May 2012 through the exercise of a 12-month extension period.  The secured term loan bears interest at a variable rate, at the Company’s option, based upon a base rate or one-, two-, three-, or six-month LIBOR plus, in each case, a spread based upon the Company’s total leverage.  On June 11, 2008, the Operating Partnership borrowed in full from the secured term loan and used the proceeds to fund a portion of the total cash consideration for the GMH acquisition.  As of June 30, 2008, the balance outstanding on the secured term loan was $100 million, bearing interest at a rate of 3.95%.  The Company guarantees the Operating Partnership’s obligations under the secured term loan.  The secured term loan includes the same restrictions and covenants as the revolving credit facility, described above.

10.  Incentive Award Plan

Pursuant to the 2004 Incentive Award Plan (the “Plan”), selected employees and directors of the Company and the Company’s affiliates are granted stock options, RSUs, RSAs, Common Units, profit interest units (“PIUs”), and other stock-based incentive awards.  The Company has reserved a total of 1,210,000 shares of the Company’s common stock for issuance pursuant to the Plan, subject to certain adjustments for changes in the Company’s capital structure, as defined in the Plan.  As of June 30, 2008, 585,232 shares were available for issuance under the Plan.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock Units

Upon initial appointment to the Board of Directors and reelection to the Board of Directors at each Annual Meeting of Stockholders, each outside member of the Board of Directors is granted RSUs.  For all 2006 and 2007 RSU grants, no shares of stock were issued at the time of the RSU awards, and the Company was not required to set aside a fund for the payment of any such award; however, the stock was deemed to be awarded on the date of grant.  Upon the Settlement Date, which is three years from the date of grant, the Company will deliver to the recipients a number of shares of common stock or cash, as determined by the Compensation Committee of the Board of Directors, equal to the number of RSUs held by the recipients.  In addition, recipients of RSUs are entitled to dividend equivalents equal to the cash distributions paid by the Company on one share of common stock for each RSU issued, payable currently or on the Settlement Date, as determined by the Compensation Committee of the Board of Directors.

Upon reelection to the Board of Directors in May 2008, the Chairman of the Board of Directors was granted RSUs valued at $42,500 and the remaining outside members were each granted RSUs valued at $32,500.  In connection with the GMH acquisition on June 11, 2008, the Company appointed a new member to the Board of Directors and granted RSUs valued at $32,500.  The number of RSUs was determined based on the fair market value of the company’s stock on the date of grant, as defined in the Plan.  All awards vested and settled immediately on the date of grant; accordingly, a compensation charge of approximately $0.2 million was recorded during the three months ended June 30, 2008 related to these awards.  A summary of the Company’s RSUs under the Plan as of June 30, 2008 and changes during the six months ended June 30, 2008, is presented below:

Number of RSUs
Outstanding at December 31, 2007	18,786
Granted	7,831
Settled in common shares	(10,834)
Settled in cash	(3,164)
Outstanding at June 30, 2008	12,619

Restricted Stock Awards

The Company awards RSAs to its executive officers and certain employees that vest in equal annual installments over a three to five year period.  Unvested awards are forfeited upon the termination of an individual’s employment with the Company.  Recipients of RSAs receive dividends, as declared by the Company’s Board of Directors, on unvested shares, provided that the recipients continue to be employees of the Company.  A summary of the Company’s RSAs under the Plan as of June 30, 2008 and changes during the six months ended June 30, 2008, is presented below:

Number of RSAs
Nonvested balance at December 31, 2007	178,921
Granted	151,492
Vested	(32,353)
Forfeited	(14,172)
Nonvested balance at June 30, 2008	283,888

In accordance with SFAS No. 123(R), the Company recognizes the value of these awards as an expense over the vesting periods, which amounted to approximately $0.5 million and $0.3 million for the three months ended June 30, 2008 and 2007, respectively, and $0.9 million and $0.5 million for the six months ended June 30, 2008 and 2007, respectively.

Common Units/PIUs

PIUs were issued to certain executive and senior officers upon consummation of the IPO.  In connection with the Company’s equity offering in July 2005, all 121,000 PIUs were converted to Common Units, as contemplated in the OP Agreement.

The Outperformance Bonus Plan was adopted upon consummation of the Company’s IPO in August 2004, and consisted of awards to key employees equal to the value of 367,682 shares of the Company’s common stock.  Such awards vested on the third anniversary of the IPO (August 2007), upon the Company’s achievement of specified performance measures.  Upon vesting, the Compensation Committee of the Board of Directors exercised its permitted discretion and granted 132,400 of the awards to selected recipients in the form of PIUs, with the remainder of the awards paid in cash in the amount of $6.7 million.  During the three and six months ended June 30, 2007, the Company recorded a compensation charge of approximately $0.3 million and $9.9 million, respectively, to reflect the value of such awards.  As a result of the October 2007 equity offering, a book-up event occurred for tax purposes, resulting in the 132,400 PIUs being converted to Common Units.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Each Common Unit is deemed equivalent to one share of the Company’s common stock.  Common Units receive the same quarterly per unit distribution as the per share distributions on the Company’s common stock.

11.  Preferred Stock

As part of the Company’s acquisition of GMH, the Company acquired the GMH REIT, an entity that has elected to be taxed as a REIT under the Code.  In order to ensure that the entity meets certain organizational requirements, this entity issued 131 shares of 15% Series A Cumulative Non-voting Preferred Stock.  Holders of Series A Preferred Stock are entitled to receive, when and as authorized by the Company’s Board of Directors, cumulative preferential cash dividends at the rate of 15% per annum of the total of $1,000 per share plus all accumulated and unpaid dividends thereon.  The Company may redeem shares of the Series A Preferred Stock at any time at a redemption price equal to $1,000 per share, plus a redemption premium per share that varies based on the date of redemption.

12.   Interest Rate Hedges

In February 2007, the Company extended the maturity date of the Cullen Oaks Phase I and Phase II loans to February 2014.  The extended loans bear interest at a rate of LIBOR plus 1.35% and required payments of interest only through May 2008 and monthly payments of principal and interest from May 2008 through the maturity date.  In connection with these loan extensions, the Company terminated the existing interest rate swap agreement and received a termination payment from the lender of approximately $0.4 million.  In accordance with SFAS No. 133, the $0.4 million gain will be amortized from accumulated other comprehensive income to earnings over the remaining term of the terminated interest rate swap agreement (through November 2008).  As of June 30, 2008, approximately $0.3 million of the $0.4 million gain was amortized from accumulated other comprehensive income to earnings.

In addition, the Company entered into an interest rate swap agreement effective February 15, 2007 through February 15, 2014, that is designated to hedge its exposure to fluctuations in interest payments attributed to changes in interest rates associated with payments on the Cullen Oaks Phase I and Phase II loans.  Under the terms of the interest rate swap agreement, the Company pays a fixed rate of 6.69% and receives a floating rate of LIBOR plus 1.35%.  The interest rate swap had an estimated negative fair value of approximately $1.9 million at June 30, 2008 and is reflected in other liabilities in the accompanying consolidated balance sheets.  Ineffectiveness resulting from the Company’s hedges is not material.

13.  Fair Value Disclosures

On January 1, 2008, the Company adopted SFAS No. 157, which defines fair value, establishes a framework for measuring fair value and also expands disclosures about fair value measurements.  SFAS No. 157 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances.  The following table presents information about our liability measured at fair value on a recurring basis as of June 30, 2008, and indicates the fair value hierarchy of the valuation techniques utilized by us to determine such fair value.  The Company completed the acquisition of GMH on June 11, 2008 and the acquired properties are included in the wholly-owned properties, net balance as of June 30, 2008.  The Company’s allocation of purchase price for GMH is contingent upon the receipt of final third-party appraisals and additional analyses necessary to finalize the allocation.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Liability Measured at Fair Value on a Recurring Basis at June 30, 2008

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at June 30, 2008
Liability:
Derivative financial instrument	$-	$1,906	$-	$1,906

The Company uses derivative financial instruments, specifically interest rate swaps, for nontrading purposes.  The Company uses interest rate swaps to manage interest rate risk arising from previously unhedged interest payments associated with variable rate debt.  Through June 30, 2008, derivative financial instruments were designated and qualified as cash flow hedges.  Derivative contracts with positive net fair values inclusive of net accrued interest receipts or payments, are recorded in other assets.  Derivative contracts with negative net fair values, inclusive of net accrued interest payments or receipts, are recorded in other liabilities.  The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative.  This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves.  The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.

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

Although the Company has determined the majority of the inputs used to value its derivative fall within Level 2 of the fair value hierarchy, the credit valuation adjustment associated with its derivative utilizes Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparty.  However, as of June 30, 2008, the Company has assessed the significance of the impact of the credit valuation adjustment on the overall valuation of its derivative position and has determined that the credit valuation adjustment is not significant to the overall valuation of the Company’s derivative.  As a result, the Company has determined its derivative valuation in its entirety is classified in Level 2 of the fair value hierarchy.

14.  Commitments and Contingencies

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
The Company’s estimated maximum exposure amount under the above guarantees is approximately $12.2 million

At June 30, 2008, management did not anticipate any material deviations from schedule or budget related to third-party development projects currently in progress.  The Company has estimated the fair value of guarantees entered into or modified after December 31, 2002, the effective date of FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, to be immaterial.

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

Guaranty of Joint Venture Mortgage Debt: As discussed in Note 8 herein, the Company holds a 10% equity interest in two unconsolidated joint ventures with mortgage debt outstanding of approximately $342.3 million as of June 30, 2008.  The Company serves as the guarantor of this debt which means it agrees to be liable to the lender for any loss, damage, cost, expense, liability, claim or other obligation incurred by the lender arising out of or in connection with fraud by the borrower in connection with the loan.

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

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Wholly-Owned Properties
Rental revenues	$37,655	$28,330	$69,774	$55,816
Interest income	8	100	73	171
Total revenues from external customers	37,663	28,430	69,847	55,987
Operating expenses before depreciation and amortization	16,533	12,951	30,207	24,717
Interest expense	7,880	6,092	13,948	11,556
Operating income before depreciation and amortization, minority interests and allocation of corporate overhead	$13,250	$9,387	$25,692	$19,714
Depreciation and amortization	$9,894	$6,549	$16,695	$12,386
Capital expenditures	$31,670	$26,847	$69,990	$43,960
Total segment assets at June 30,	$1,915,732	$892,365	$1,915,732	$892,365

On-Campus Participating Properties
Rental revenues	$3,948	$3,740	$10,692	$10,077
Interest income	53	91	132	169
Total revenues from external customers	4,001	3,831	10,824	10,246
Operating expenses before depreciation, amortization, and ground/facility leases	2,337	2,343	4,442	4,209
Ground/facility leases	368	495	727	790
Interest expense	1,531	1,562	3,093	3,135
Operating (loss) income before depreciation and amortization, minority interests and allocation of corporate overhead	$(235)	$(569)	$2,562	$2,112
Depreciation and amortization	$1,074	$1,065	$2,143	$2,126
Capital expenditures	$144	$162	$196	$227
Total segment assets at June 30,	$84,472	$87,730	$84,472	$87,730

Development Services
Development and construction management fees	$723	$646	$2,379	$1,051
Operating expenses	2,297	1,222	4,445	2,435
Operating (loss) income before depreciation and amortization, minority interests and allocation of corporate overhead	$(1,574)	$(576)	$(2,066)	$(1,384)
Total segment assets at June 30,	$8,898	$1,793	$8,898	$1,793

Property Management Services
Property management fees from external customers	$1,222	$650	$2,144	$1,372
Intersegment revenues	1,360	983	2,585	2,041
Total revenues	2,582	1,633	4,729	3,413
Operating expenses	1,106	676	2,021	1,370
Operating income before depreciation and amortization, minority interests and allocation of corporate overhead	$1,476	$957	$2,708	$2,043
Total segment assets at June 30,	$2,193	$1,574	$2,193	$1,574

Reconciliations
Total segment revenues	$44,969	$34,540	$87,779	$70,697
Unallocated interest income earned on corporate cash	581	123	599	681
Elimination of intersegment revenues	(1,360)	(983)	(2,585)	(2,041)
Total consolidated revenues, including interest income	$44,190	$33,680	$85,793	$69,337
Segment operating income before depreciation, amortization, minority interests and allocation of corporate overhead	$12,917	$9,199	$28,896	$22,485
Depreciation and amortization, including amortization of deferred financing costs	(11,562)	(8,082)	(19,902)	(15,350)
Net unallocated expenses relating to corporate overhead	(2,630)	(1,816)	(4,766)	(12,710)
Loss from unconsolidated joint ventures	(129)	-	(255)
Income tax provision	(73)	(60)	(133)	(120)
Minority interests	(65)	(26)	(473)	232
(Loss) income from continuing operations	$(1,542)	$(785)	$3,367	$(5,463)
Total segment assets at June 30,	$2,011,295	$983,462	$2,011,295	$983,462
Unallocated corporate assets and assets held for sale	227,750	5,722	227,750	5,722
Total assets at June 30,	$2,239,045	$989,184	$2,239,045	$989,184

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.  Subsequent Events

Property Dispositions:  In July 2008, the Company sold a wholly-owned property, The Courtyards, for a purchase price of $17.4 million and had mortgage loan debt with a fair market value of $16.6 million as of June 30, 2008.  In August 2008, the Company sold another wholly-owned property, The Verge, for a purchase price of $36.4 million and had mortgage loan debt with a fair market value of $30.8 million as of June 30, 2008.  The Courtyards and The Verge were acquired on June 11, 2008 in connection with the acquisition of GMH, were under contract to be sold on the closing date, and were classified as wholly-owned properties-held for sale as of June 30, 2008.  No gain or loss was recorded on these dispositions for book purposes.

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

Our Company and Our Business

American Campus Communities, Inc. (referred to herein as “the Company,” “us,” “we,” and “our”) is a real estate investment trust (“REIT”) that was incorporated on March 9, 2004 and commenced operations effective with the completion of our initial public offering (“IPO”) on August 17, 2004.  Through our controlling interest in American Campus Communities Operating Partnership LP (the “Operating Partnership”), we are one of the largest owners, managers and developers of high quality student housing properties in the United States in terms of beds owned and under management.  We are a fully integrated, self-managed and self-administered equity REIT with expertise in the acquisition, design, financing, development, construction management, leasing and management of student housing properties.

On April 23, 2008, we completed an equity offering, consisting of the sale of 9,200,000 shares of our common stock at a price of $28.75 per share, including the exercise of 1,200,000 shares issued as a result of the exercise of the underwriters’ overallotment option in full at closing.  The offering generated gross proceeds of $264.5 million.  The aggregate proceeds, net of the underwriting discount, structuring fee and expenses of the offering, were approximately $252.1 million.

As of June 30, 2008, our property portfolio contained 88 student housing properties with approximately 54,300 beds and approximately 18,200 apartment units, including 42 properties containing approximately 25,000 beds and approximately 8,400 units added as a result of our acquisition of the student housing business of GMH.  Our property portfolio consisted of 82 owned off-campus properties that are in close proximity to colleges and universities, two ACE properties currently under development that will be operated under ground/facility leases with a related university system and four on-campus participating properties operated under ground/facility leases with the related university systems.  As of June 30, 2008, we also owned a minority interest in joint ventures that owned an aggregate of 21 student housing properties with approximately 12,100 beds in approximately 3,600 units.  Our communities contain modern housing units, offer resort-style amenities and are supported by a resident assistant system and other student-oriented programming.

Through our TRS entities, we also provide construction management and development services, primarily for student housing properties owned by colleges and universities, charitable foundations, and others.  As of June 30, 2008, we provided third-party management and leasing services for 36 properties (six of which we served as the third-party developer and construction manager) that represented approximately 25,700 beds in approximately 9,200 units.  Third-party management and leasing services are typically provided pursuant to multi-year management contracts that have initial terms that range from one to five years.  As of June 30, 2008, our total owned, joint venture and third-party managed portfolio included 145 properties with approximately 92,100 beds in approximately 31,000 units.

Third-Party Development Services

Our third-party development and construction management services as of June 30, 2008 consisted of five projects under contract and currently in progress with fees ranging from $0.2 million to $3.5 million.  As of June 30, 2008, fees of approximately $2.5 million remained to be earned by us with respect to these projects, which have scheduled completion dates of July 2008 through March 2010.

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

Acquisitions

On June 11, 2008, we completed the acquisition of GMH.  At the time of closing, the GMH student housing portfolio consisted of 42 wholly-owned properties containing 24,953 beds located in various markets throughout the country.  Two of the acquired properties were sold subsequent to the end of the quarter.  See Note 16 in the accompanying Notes to Consolidated Financial Statements for additional information on the property dispositions.  The total estimated purchase price of GMH was approximately $1.1 billion which was paid as follows: (i) the issuance of approximately $154.9 million of our common stock and Common Units valued at $28.43 per share; (ii) cash consideration paid of approximately $239.6 million which represented the payment of $3.36 per share for each share of GMH common stock and each unit in the GMH Operating Partnership issued and outstanding as of the date of the Merger Agreement (February 11, 2008); (iii) the assumption of $598.8 million of fixed-rate mortgage debt, which includes a net debt discount of $9.4 million; and (iv) $52.7 million of merger costs incurred as it relates to severance payments, legal, banking, accounting and finance costs.

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

Owned Development Activities

Overview:  As of June 30, 2008, we were in the process of constructing one owned off-campus property and two ACE properties that will be operated under ground/facility leases with a related university system.  We estimate that the total development costs relating to these activities will be approximately $298.8 million.  As of June 30, 2008, we have incurred development costs of approximately $177.3 million in connection with these properties, with the remaining development costs estimated at approximately $121.5 million.  The activities are described below:

Villas at Chestnut Ridge: As of June 30, 2008, our Villas at Chestnut Ridge owned off-campus property was under construction with total development costs estimated to be approximately $34.8 million.  The project is scheduled to complete construction and open for occupancy in August 2008 and serve students attending State University of New York - Buffalo.  As of June 30, 2008, the project was approximately 98% complete, and we estimate that remaining development costs will be approximately $6.3 million.  As of June 30, 2008, we have funded $3.2 million of the project’s development costs internally, with the remaining development costs to be funded through a construction loan.

Vista del Sol: As of June 30, 2008, our Vista del Sol ACE property was under construction with total development costs estimated to be approximately $137.5 million.  The project is scheduled to complete construction and open for occupancy in August 2008 and serve students attending Arizona State University.  As of June 30, 2008, the project was approximately 93% complete, and we estimate that remaining development costs will be approximately $21.1 million.  As of June 30, 2008, we have funded $37.5 million of the project’s development costs internally, with the remaining development costs to be funded through a construction loan.

Barrett Honors College:  As of June 30, 2008, our Barrett Honors College ACE property was under construction with total development costs estimated to be approximately $126.5 million.  The project is scheduled to complete construction and open for occupancy in August 2009 and serve students attending Arizona State University.  As of June 30, 2008, the project was approximately 20% complete, and we estimate that remaining development costs will be approximately $94.1 million.  As of June 30, 2008, we have funded 100% of the project’s development costs and will fund the remaining development costs internally.

Property Operations
As of June 30, 2008, our property portfolio consisted of the following:
PROPERTY	YR ACQUIRED / DEVELOPED (1)	LOCATION	PRIMARY UNIVERSITY SERVED	UNITS	BEDS
Wholly-Owned properties:
1. Villas on Apache	1999	Tempe, AZ	Arizona State University Main Campus	111	288
2. The Village at Blacksburg	2000	Blacksburg, VA	Virginia Tech University	288	1,056
3. River Club Apartments	1999	Athens, GA	The University of Georgia – Athens	266	792
4. River Walk Townhomes	1999	Athens, GA	The University of Georgia – Athens	100	336
5. The Callaway House	2001	College Station, TX	Texas A&M University	173	538
6. The Village at Alafaya Club	2000	Orlando, FL	The University of Central Florida	228	839
7. The Village at Science Drive	2001	Orlando, FL	The University of Central Florida	192	732
8. University Village at Boulder Creek	2002	Boulder, CO	The University of Colorado at Boulder	82	309
9. University Village at Fresno	2004	Fresno, CA	California State University – Fresno	105	406
10. University Village at TU	2004	Philadelphia, PA	Temple University	220	749
11. University Club Tallahassee	2005	Tallahassee, FL	Florida State University	152	608
12. The Grove at University Club	2005	Tallahassee, FL	Florida State University	64	128
13. College Club Tallahassee	2005	Tallahassee, FL	Florida A&M University	96	384
14. The Greens at College Club	2005	Tallahassee, FL	Florida A&M University	40	160
15. University Club Gainesville	2005	Gainesville, FL	University of Florida	94	376
16. City Parc at Fry Street	2005	Denton, TX	University of North Texas	136	418
17. The Estates	2005	Gainesville, FL	University of Florida	396	1,044
18. University Village at Sweet Home	2005	Amherst, NY	State University of New York – Buffalo	269	828
19. Entrada Real	2006	Tucson, AZ	University of Arizona	98	363
20. Royal Oaks	2006	Tallahassee, FL	Florida State University	82	224
21. Royal Pavilion	2006	Tallahassee, FL	Florida State University	60	204
22. Royal Village Tallahassee	2006	Tallahassee, FL	Florida State University	75	288
23. Royal Village Gainesville	2006	Gainesville, FL	University of Florida	118	448
24. Northgate Lakes	2006	Orlando, FL	The University of Central Florida	194	710
25. Royal Lexington	2006	Lexington, KY	University of Kentucky	94	364
26. The Woods at Greenland	2006	Murfreesboro, TN	Middle Tennessee State University	78	276
27. Raiders Crossing	2006	Murfreesboro, TN	Middle Tennessee State University	96	276
28. Raiders Pass	2006	Lubbock, TX	Texas Tech University	264	828
29. Aggie Station	2006	College Station, TX	Texas A&M University	156	450
30. The Outpost San Marcos	2006	San Marcos, TX	Texas State University – San Marcos	162	486
31. The Outpost San Antonio	2006	San Antonio, TX	University of Texas – San Antonio	276	828
32. Callaway Villas	2006	College Station, TX	Texas A&M University	236	704
33. Village on Sixth	2007	Huntington, WV	Marshall University	248	752
34. Newtown Crossing	2007	Lexington, KY	University of Kentucky	356	942
35. Olde Towne University Square	2007	Toledo, OH	University of Toledo	224	550
36. Peninsular Place	2007	Ypsilanti, MI	Eastern Michigan University	183	478
37. University Centre (2)	2007	Newark, NJ	Rutgers University, NJIT, Essex CCC	234	838
38. Sunnyside Commons (3)	2008	Morgantown, WV	West Virginia University	68	161
39. Pirate’s Place (3)	2008	Greenville, NC	East Carolina University	144	528
40. University Highlands (4)	2008	Reno, NV	University of Nevada at Reno	216	732
41. Jacob Heights I (4)	2008	Mankato, MN	Minnesota State University	42	162
42. Jacob Heights III (4)	2008	Mankato, MN	Minnesota State University	24	96

PROPERTY	YR ACQUIRED / DEVELOPED (1	LOCATION	PRIMARY UNIVERSITY SERVED	UNITS	BEDS
Wholly-Owned properties:
43. The Summit (4)	2008	Mankato, MN	Minnesota State University	192	672
44. GrandMarc – Seven Corners (4)	2008	Minneapolis, MN	University of Minnesota	219	440
45. University Village – Sacramento (4)	2008	Sacramento, CA	California State University – Sacramento	250	394
46. The Verge (4) (5)	2008	Sacramento, CA	California State University – Sacramento	306	792
47. Aztec Corner (4)	2008	San Diego, CA	San Diego State University	360	606
48. University Crossing (4)	2008	Philadelphia, PA	University of Pennsylvania / Drexel	507	1026
49. Campus Corner (4)	2008	Bloomington, IN	Indiana University	256	800
50. Tower at 3rd (4)	2008	Champaign, IL	University of Illinois	147	295
51. University Mills (4)	2008	Cedar Falls, IA	University of Northern Iowa	121	481
52. Pirates Cove (4)	2008	Greenville, NC	East Carolina University	264	1056
53. University Manor (4)	2008	Greenville, NC	East Carolina University	168	600
54. Brookstone Village (4)	2008	Wilmington, NC	UNC – Wilmington	124	238
55. Campus Walk – Wilmington (4)	2008	Wilmington, NC	UNC – Wilmington	289	290
56. Riverside Estates (4)	2008	Cayce, SC	University of South Carolina	205	700
57. Cambridge at Southern (4)	2008	Statesboro, GA	Georgia Southern University	228	564
58. Campus Club – Statesboro (4)	2008	Statesboro, GA	Georgia Southern University	276	984
59. University Pines (4)	2008	Statesboro, GA	Georgia Southern University	144	552
60. Lakeside (4)	2008	Athens, GA	University of Georgia	244	776
61. The Club (4)	2008	Athens, GA	University of Georgia	120	480
62. Pegasus Connection (4)	2008	McKay, FL	Central Florida	306	930
63. University Place (4)	2008	Charlottesville, VA	University of Virginia	144	528
64. Southview (4)	2008	Harrisonburg, VA	James Madison University	240	960
65. Stonegate (4)	2008	Harrisonburg, VA	James Madison University	168	672
66. The Commons (4)	2008	Harrisonburg, VA	James Madison University	132	528
67. The Courtyards (4) (6)	2008	Lexington, KY	University of Kentucky	182	676
68. University Gables (4)	2008	Murfreesboro, TN	Middle Tennessee State University	168	648
69. Campus Ridge (4)	2008	Johnson City, TN	East Tennessee State University	132	528
70. The Enclave I (4)	2008	Bowling Green, OH	Bowling Green State University	120	480
71. Hawks Landing (4)	2008	Oxford, OH	Miami University of Ohio	122	484
72. Willow Tree Apartments(4)	2008	Ann Arbor, MI	University of Michigan	312	568
73. Willow Tree Towers(4)	2008	Ann Arbor, MI	University of Michigan	163	283
74. Abbott Place (4)	2008	East Lansing, MI	Michigan State University	222	654
75. University Centre – Kalamazoo (4)	2008	Kalamazoo, MI	Western Michigan University	232	700
76. University Meadows (4)	2008	Mt. Pleasant, MI	Central Michigan University	184	616
77. Campus Way (4)	2008	Tuscaloosa, AL	University of Alabama	196	684
78. Campus Walk – Oxford (4)	2008	Oxford, MS	University of Mississippi	108	432
79.Campus Trails (4)	2008	Starkville, MS	Mississippi State University	156	480
80. University Pointe (4)	2008	Lubbock, TX	Texas Tech University	204	682
81. University Trails (4)	2008	Lubbock, TX	Texas Tech University	240	684
82. Vista del Sol (7)	2008	Tempe, AZ	Arizona State University	613	1,866
83. Villas at Chestnut Ridge (7)	2008	Amherst, NY	State University of New York – Buffalo	196	552
84. Barrett Honors College (8)	2009	Tempe, AZ	Arizona State University	601	1,720
Total wholly-owned properties				16,301	49,780

PROPERTY	YEAR ACQUIRED / DEVELOPED (1)	LOCATION	PRIMARY UNIVERSITY SERVED	UNITS	BEDS
On-campus participating properties:
85. University Village – PVAMU	1996 / 97 / 98	Prairie View, TX	Prairie View A&M University	612	1,920
86. University College – PVAMU	2000 / 2003	Prairie View, TX	Prairie View A&M University	756	1,470
87. University Village – TAMIU	1997	Laredo, TX	Texas A&M International University	84	250
88. Cullen Oaks – Phase I and II	2001 / 2006	Houston, TX	The University of Houston	411	879
Total on-campus participating properties				1,863	4,519

Total – all properties				18,164	54,299

(1)	As of June 30, 2008, the average age of our operating properties was approximately 7.3 years.

(2)	Construction was completed and property commenced operations in August 2007.

(3)	Property was acquired in February 2008.

(4)	GMH property acquired in June 2008.

(5)	Property was sold in August 2008.

(6)	Property was sold in July 2008.

(7)	Currently under development with a scheduled completion date of August 2008.

(8)	Currently under development with a scheduled completion date of August 2009.

Results of Operations

Comparison of the Three Months Ended June 30, 2008 and June 30, 2007

The following table presents our results of operations for the three months ended June 30, 2008 and 2007, including the amount and percentage change in these results between the two periods:

	Three Months Ended June 30,
	2008	2007	Change ($)	Change (%)
Revenues:
Wholly-owned properties	$37,294	$28,007	$9,287	33.2%
On-campus participating properties	3,948	3,740	208	5.6%
Third party development services	723	646	77	11.9%
Third party management services	1,222	650	572	88.0%
Resident services	361	323	38	11.8%
Total revenues	43,548	33,366	10,182	30.5%

Operating Expenses:
Wholly-owned properties	16,738	13,046	3,692	28.3%
On-campus participating properties	2,499	2,499	-	0.0%
Third party development and management services	2,328	1,147	1,181	103.0%
General and administrative	3,237	2,190	1,047	47.8%
Depreciation and amortization	11,114	7,768	3,346	43.1%
Ground/facility leases	368	495	(127)	(25.7%)
Total operating expenses	36,284	27,145	9,139	33.7%

Operating income	7,264	6,221	1,043	16.8%

Nonoperating income and (expenses):
Interest income	642	314	328	104.5%
Interest expense	(8,733)	(6,920)	(1,813)	26.2%
Amortization of deferred financing costs	(448)	(314)	(134)	42.7%
Loss from unconsolidated joint venture	(129)	-	(129)	100.0%
Total nonoperating expenses	(8,668)	(6,920)	(1,748)	25.3%

Loss before income taxes, minority interests, and discontinued operations	(1,404)	(699)	(705)	100.9%
Income tax provision	(73)	(60)	(13)	21.7%
Minority interests	(65)	(26)	(39)	150.0%
Loss from continuing operations	(1,542)	(785)	(757)	96.4%
Discontinued operations:
Income attributable to discontinued operations	92	-	92	100.0%
Net loss	$(1,450)	$(785)	$(665)	84.7%

Wholly-Owned Properties Operations

Revenues from our wholly-owned properties for the three months ended June 30, 2008 compared with the same period in 2007 increased by $9.3 million primarily due to the acquisition of the GMH student housing portfolio in June 2008, the acquisition of two properties during the first quarter 2008, and the completion of construction and opening of University Centre in August 2007.  Operating expenses increased approximately $3.7 million for the three months ended June 30, 2008 compared with the same period in 2007, primarily due to the same factors which affected the increase in revenues.

New Property Operations.  On June 11, 2008, we acquired the GMH student housing portfolio, consisting of 42 properties containing 24,953 beds located in various markets throughout the country.  Of the 42 properties acquired, two were under contract to be sold on the acquisition date and are classified as discontinued operations for the three months ended June 30, 2008.  For the period from June 11, 2008 to June 30, 2008, these 40 properties contributed an additional $6.1 million of revenues and an additional $2.2 million of operating expenses.  In addition, we acquired two properties in February 2008; a 528-bed property (Pirate’s Place) located near the campus of East Carolina University in Greenville, North Carolina and a 161-bed property (Sunnyside Commons) located near the campus of West Virginia University in Morgantown, West Virginia.  In August 2007, we completed construction of and opened University Centre, an 838-bed property serving students attending Rutgers University, NJIT and various surrounding educational institutions.  These non-GMH new properties contributed an additional $2.0 million of revenues and an additional $1.2 million of operating expenses during the three months ended June 30, 2008 as compared to the three months ended June 30, 2007.

Same Store Property Operations (Excluding New Property Activity).  We had 36 properties containing 19,162 beds which were operating during both the three month periods ended June 30, 2008 and 2007.  These properties produced revenues of $29.5 million and $28.3 million during the three months ended June 30, 2008 and 2007, respectively, an increase of $1.2 million.  This increase was primarily due to an increase in average rental rates during the three months ended June 30, 2008 as compared to the same period in 2007, as well as the improved lease up for the 2007/08 academic year, which resulted in average occupancy rates increasing to 95.1% during the three months ended June 30, 2008 from 94.4% during the three months ended June 30, 2007.  Revenues in 2008 will be dependent on our ability to maintain our current leases in effect for the 2007/2008 academic year and our ability to obtain appropriate rental rates and desired occupancy for the 2008/2009 academic year at our various properties during our leasing period, which typically begins in January and ends in August.

At these existing properties, operating expenses increased from $13.1 million for the three months ended June 30, 2007 to $13.4 million for the three months ended June 30, 2008, an increase of $0.3 million.  This increase was primarily due to an increase in marketing costs of $0.3 million incurred as part of our leasing efforts for the upcoming 2008/2009 academic year.  We anticipate that operating expenses for our same store property portfolio for the full year 2008 will increase slightly as compared with 2007 as a result of expected increases in utility costs, property taxes and general inflation.

On-Campus Participating Properties (“OCPP”) Operations

Same Store OCPP Operations.  We had four participating properties containing 4,519 beds which were operating during both the three month periods ended June 30, 2008 and 2007.  Revenues from our same store on-campus participating properties increased to $3.9 million during the three months ended June 30, 2008 from $3.7 million for the three months ended June 30, 2007, an increase of $0.2 million.  This increase was primarily due to an increase in average rental rates, offset by a decrease in average occupancy from 53.1% during the three months ended June 30, 2007 to 40.7% for the three months ended June 30, 2008.  Occupancy at our on-campus participating properties is typically low in the second and third quarters of each calendar year due to the expiration of the nine-month leases at these properties concurrent with the end of the spring semester.

At these properties, operating expenses remained relatively constant at $2.5 million for both the three month periods ended June 30, 2008 and June 30, 2007.  We anticipate that operating expenses for the full year 2008 will increase slightly as compared with 2007 as a result of expected increases in insurance costs, utility costs and general inflation.

Third Party Development Services Revenue

Third party development services revenue increased by $0.1 million from $0.6 million during the three months ended June 30, 2007 to $0.7 million for the three months ended June 30, 2008.  We had five projects in progress during the three months ended June 30, 2008 with an average contractual fee of approximately $2.1 million, as compared to the three months ended June 30, 2007 in which we had four projects in progress with an average contractual fee of $1.5 million.  These increases were slightly offset by a decrease in the percentage of construction completed during the respective periods.  Of the total contractual fees for the projects in progress during the respective periods, approximately 6.4% was recognized during the three months ended June 30, 2008, compared to approximately 9.8% for the three months ended June 30, 2007.  We anticipate third-party development services revenue for the full year 2008 to increase due to awards in 2007 that are expected to commence during the remainder of 2008.

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

Third Party Management Services Revenue

Third party management services revenues increased by $0.6 million from $0.6 million for the three months ended June 30, 2007 to $1.2 million for the three months ended June 30, 2008.  This increase was due to an additional $0.2 million in management fees recognized during the period of June 11, 2008 to June 30, 2008 from third party management contracts assumed as part of the GMH acquisition, including 21 properties owned in two joint ventures with Fidelity in which we have a 10% interest.  The remainder of the increase is primarily the result of the commencement of four management contracts in the fourth quarter of 2007, the commencement of one management contract in the first quarter 2008, and the commencement of two management contracts in the second quarter 2008.  We anticipate that third-party management services revenues for the full year 2008 will increase as compared with 2007, primarily as a result of the previously mentioned contracts assumed from GMH, new contracts obtained over the last year, and new contracts anticipated to be obtained during the remainder of 2008.

Third Party Development and Management Services Expenses

Third party development and management services expenses increased by $1.2 million, from $1.1 million during the three months ended June 30, 2007, to $2.3 million for the three months ended June 30, 2008.  This increase was primarily due to an increase in payroll and related costs as a result of an increase in third-party development projects in progress and new management contracts.  Third-party development and management services expenses for the full year 2008 will be dependent on the level of awards we pursue, and as previously mentioned, any pre-development costs charged against income for projects which do not close.

General and Administrative

General and administrative expenses increased approximately $1.0 million, from $2.2 million during the three months ended June 30, 2007, to $3.2 million for the three months ended June 30, 2008.  This increase was primarily due to $0.4 million in direct merger costs incurred related to our acquisition of GMH in June 2008, as well as an increase in payroll and other related costs as a result of overall increases in corporate staffing levels due to the recent growth in our wholly-owned property portfolio.  These increases were offset by a $0.3 million compensation charge recorded during the three months ended June 30, 2007 related to the Company’s 2004 Outperformance Bonus Plan.  We anticipate general and administrative expenses to decrease for the full year 2008 as a result of the $10.4 million Outperformance Bonus Plan compensation charge recorded in 2007, offset by anticipated increases in payroll and other related costs in 2008 as a result of the previously mentioned increases in corporate staffing levels experienced as a result of the recent growth of our wholly-owned portfolio, including our acquisition of GMH.

Depreciation and Amortization

Depreciation and amortization increased by $3.3 million, from $7.8 million during the three months ended June 30, 2007 to $11.1 million for the three months ended June 30, 2008.  This increase was primarily due to the acquisition of the GMH student housing portfolio in June 2008, the acquisition of two properties during the first quarter 2008, and the completion of construction and opening of University Centre in August 2007.   The GMH properties contributed an additional $3.0 million to depreciation expense for the three months ended June 30, 2008, of which $1.2 million related to the valuation assigned to in-place leases for such properties.  We expect depreciation and amortization to increase for the full year 2008 as a result of the addition of the GMH properties to our portfolio and a full year of depreciation on properties acquired and placed in service during 2007 and 2008.

Interest Expense

Interest expense increased $1.8 million, from $6.9 million during the three months ended June 30, 2007, to $8.7 million for the three months ended June 30, 2008.  This increase was primarily due to $598.8 million of mortgage debt assumed at a weighted average rate of 5.43% for properties acquired from GMH in June 2008 (including a net discount of $9.4 million to reflect the fair market value of debt assumed.)  The debt assumed for properties acquired from GMH contributed an additional $1.8 million of interest expense for the period of June 11, 2008 to June 30, 2008.  We also incurred an additional $0.2 million of interest expense related to the senior secured term loan we entered into in May 2008 to fund a portion of the cash consideration for our acquisition of GMH.  These increases were offset by an increase in capitalized interest of approximately $0.3 million as a result of continued progress on our owned development projects currently under construction.  We anticipate that interest expense will increase for the full year 2008 due to additional interest expense incurred in connection with our acquisition of GMH’s student housing portfolio as well as the senior secured term loan entered into in May 2008.

Comparison of the Six Months Ended June 30, 2008 and June 30, 2007

The following table presents our results of operations for the six months ended June 30, 2008 and 2007, including the amount and percentage change in these results between the two periods:

	Six Months Ended June 30,
	2008	2007	Change ($)	Change (%)
Revenues:
Wholly-owned properties	$68,975	$55,152	$13,823	25.1%
On-campus participating properties	10,692	10,077	615	6.1%
Third party development services	2,379	1,051	1,328	126.4%
Third party management services	2,144	1,372	772	56.3%
Resident services	799	664	135	20.3%
Total revenues	84,989	68,316	16,673	24.4%

Operating Expenses:
Wholly-owned properties	30,623	24,908	5,715	22.9%
On-campus participating properties	4,794	4,525	269	5.9%
Third party development and management services	4,436	2,441	1,995	81.7%
General and administrative	5,371	13,518	(8,147)	(60.3%)
Depreciation and amortization	19,143	14,738	4,405	29.9%
Ground/facility leases	727	790	(63)	(8.0%)
Total operating expenses	65,094	60,920	4,174	6.9%

Operating income	19,895	7,396	12,499	169.0%

Non-operating income and (expenses):
Interest income	804	1,021	(217)	(21.3%)
Interest expense	(15,712)	(13,380)	(2,332)	17.4%
Amortization of deferred financing costs	(759)	(612)	(147)	24.0%
Loss from unconsolidated joint ventures	(255)	-	(255)	100.0%
Total non-operating expenses	(15,922)	(12,971)	(2,951)	22.8%

Income (loss) before taxes, minority interests, and discontinued operations	3,973	(5,575)	9,548	(171.3%)
Income tax provision	(133)	(120)	(13)	10.8%
Minority interests	(473)	232	(705)	(303.9%)
Income (loss) from continuing operations	3,367	(5,463)	8,830	(161.6%)
Discontinued operations:
Income attributable to discontinued operations	92	-	92	100.0%
Net income (loss)	$3,459	$(5,463)	$8,922	(163.3%)

Wholly-Owned Properties Operations

Revenues from our wholly-owned properties for the six months ended June 30, 2008 compared with the same period in 2007 increased by $13.9 million primarily due to the acquisition of the GMH student housing portfolio in June 2008, the acquisition of two properties during the first quarter 2008, the acquisition of four properties during the first quarter 2007, and the completion of construction and opening of University Centre in August 2007.  Operating expenses increased approximately $5.7 million for the six months ended June 30, 2008 compared with the same period in 2007, primarily due to the same factors which affected the increase in revenues.

New Property Operations.  On June 11, 2008, we acquired the GMH student housing portfolio, consisting of 42 properties containing 24,953 beds located in various markets throughout the country.  Of the 42 properties acquired, two were under contract to be sold on the acquisition date and are classified as discontinued operations for the six months ended June 30, 2008.  For the period from June 11, 2008 to June 30, 2008, these 40 properties contributed an additional $6.1 million of revenues and an additional $2.2 million of operating expenses.  In addition, we acquired two properties in February 2008; a 528-bed property (Pirate’s Place) and a 161-bed property (Sunnyside Commons).  In January 2007, we acquired a 752-bed property (Village on Sixth) located near the campus of Marshall University in Huntington, West Virginia.  In addition, in February and August 2007, we acquired a three-property portfolio consisting of 1,970 beds serving students attending the University of Kentucky, the University of Toledo, and Eastern Michigan University (the “Edwards Portfolio”).  Finally, in August 2007, we completed construction of and opened University Centre.  These new properties contributed an additional $5.8 million of revenues and an additional $3.1 million of operating expenses during the six months ended June 30, 2008 as compared to the six months ended June 30, 2007.

Same Store Property Operations (Excluding New Property Activity).  We had 32 properties containing 16,440 beds which were operating during both the six month periods ended June 30, 2008 and 2007.  These properties produced revenues of $52.0 million and $50.0 million during the six months ended June 30, 2008 and 2007, respectively, an increase of $2.0 million.  This increase was primarily due to an increase in average rental rates during the six months ended June 30, 2008 as compared to the same period in 2007, as well as the improved lease up for the 2007/08 academic year, which resulted in average occupancy rates increasing to 97.2% during the six months ended June 30, 2008 from 96.1% during the six months ended June 30, 2007.

On-Campus Participating Properties (“OCPP”) Operations

Same Store OCPP Operations.  We had four participating properties containing 4,519 beds which were operating during both the six month periods ended June 30, 2008 and 2007.  Revenues from our same store on-campus participating properties increased to $10.7 million during the six months ended June 30, 2008 from $10.1 million for the six months ended June 30, 2007, an increase of $0.6 million.  This increase was primarily due to an increase in average rental rates, offset by a decrease in average occupancy from 73.2% during the six months ended June 30, 2007 to 67.6% for the six months ended June 30, 2008.  Occupancy at our on-campus participating properties is typically low in the second and third quarters of each calendar year due to the expiration of the nine-month leases at these properties concurrent with the end of the spring semester.

At these properties, operating expenses increased from $4.5 million for the six months ended June 30, 2007 to $4.8 million for the six months ended June 30, 2008, an increase of $0.3 million.  This increase was primarily due to an increase in utilities expenses related to electricity costs.

Third Party Development Services Revenue

Third party development services revenue increased by $1.3 million from $1.1 million during the six months ended June 30, 2007 to $2.4 million for the six months ended June 30, 2008.  We had five projects in progress during the six months ended June 30, 2008 with an average contractual fee of approximately $2.1 million, as compared to the six months ended June 30, 2007 in which we had four projects in progress with an average contractual fee of $1.5 million.  Also, due to differences in the percentage of construction completed during the periods, approximately 21.5% of the total contractual fees was recognized during the six months ended June 30, 2008, compared to approximately 15.8% for the six months ended June 30, 2007.

Third Party Management Services Revenue

Third party management services revenues increased by $0.7 million from $1.4 million for the six months ended June 30, 2007 to $2.1 million for the six months ended June 30, 2008.  This increase was due to an additional $0.2 million in management fees recognized during the period of June 11, 2008 to June 30, 2008 from third party management contracts assumed as part of the GMH acquisition, including 21 properties owned in two joint ventures with Fidelity in which we have a 10% interest.  The remainder of the increase is primarily the result of the commencement of four management contracts in the fourth quarter of 2007, the commencement of one management contract in the first quarter 2008, and the commencement of two management contracts in the second quarter 2008.

Third Party Development and Management Services Expenses

Third party development and management services expenses increased by $2.0 million, from $2.4 million during the six months ended June 30, 2007, to $4.4 million for the six months ended June 30, 2008.  This increase was primarily due to an increase in payroll and related costs as a result of an increase in third-party development projects in progress and new management contracts.

General and Administrative

General and administrative expenses decreased approximately $8.1 million, from $13.5 million during the six months ended June 30, 2007, to $5.4 million for the six months ended June 30, 2008.  This decrease was primarily due to a $9.9 million compensation charge recorded during the six months ended June 30, 2007 related to the Company’s 2004 Outperformance Bonus Plan.  This decrease was offset by an additional $0.6 million in direct merger costs incurred during the six months ended June 30, 2008 related to our acquisition of GMH, as well as an increase in payroll and other related costs as a result of overall increases in corporate staffing levels due to the recent growth in our wholly-owned property portfolio.

Depreciation and Amortization

Depreciation and amortization increased by $4.4 million, from $14.7 million during the six months ended June 30, 2007 to $19.1 million for the six months ended June 30, 2008.  This increase was primarily due to the acquisition of the GMH student housing portfolio in June 2008, the acquisition of two properties during the first quarter 2008, and the completion of construction and opening of University Centre in August 2007.   The GMH properties contributed an additional $3.0 million of depreciation expense for the period of June 11, 2008 to June 30, 2008, of which $1.2 million related to the valuation assigned to in-place leases for such properties.

Interest Expense

Interest expense increased $2.3 million, from $13.4 million during the six months ended June 30, 2007, to $15.7 million for the six months ended June 30, 2008.  This increase was primarily due to $598.8 million of additional mortgage debt assumed at a weighted average rate of 5.43% for properties acquired from GMH in June 2008 (including a net discount of $9.4 million to reflect the fair market value of debt assumed.)  The debt assumed for properties acquired from GMH contributed an additional $1.8 million of interest expense for the period of June 11, 2008 to June 30, 2008.  In addition, debt assumed for the four properties acquired in the first quarter 2007 added $0.6 million of interest expense for the six months ended June 30, 2008 as compared to the same period in 2007.  We also incurred an additional $0.2 million of interest expense related to the senior secured term loan we entered into in May 2008 to fund a portion of the cash consideration for our acquisition of GMH.  These increases were offset by an increase in capitalized interest of approximately $0.6 million as a result of continued progress on our owned development projects currently under construction.

Minority Interests

The variance in minority interests is primarily due to the Company being in a net income position for the six months ended June 30, 2008 as compared to a net loss position for the six months ended June 30, 2007.  Minority interests represent external partners in our Operating Partnership as well as certain third-party partners in joint ventures consolidated by us for financial reporting purposes.  Accordingly, these external partners are allocated their share of income/loss during the respective reporting periods.  See Note 7 in the accompanying Notes to Consolidated Financial Statements contained in Item 1 herein for a detailed discussion of minority interests.

Cash Flows

Comparison of Six Months Ended June 30, 2008 and June 30, 2007

Operating Activities

For the six months ended June 30, 2008, net cash provided by operating activities was approximately $11.6 million, as compared to $9.6 million for the six months ended June 30, 2007, an increase of $2.0 million.

Investing Activities

Investing activities utilized $372.8 million and $82.9 million for the six months ended June 30, 2008 and 2007, respectively.  The increase in cash utilized in investing activities during the six months ended June 30, 2008 related primarily to a $252.1 million increase in the use of cash to acquire properties and land.  We acquired four properties during the six months ended June 30, 2007 as compared to a total of 44 properties acquired during the first six months of 2008.  In June 2008, we used approximately $276.0 million of cash to acquire the GMH student housing portfolio consisting of 42 properties containing 24,953 beds located in various markets throughout the country.  In addition we acquired two properties during the first quarter of 2008.  We also experienced an increase in cash used to fund the construction of our wholly owned development properties.  Three wholly-owned properties were under development throughout the first six months of 2008, while two wholly-owned properties were under development throughout the first six months of 2007 and another property began development toward the end of the first quarter of 2007, one of which was completed in Fall 2007.  Finally, in connection with the acquisition of GMH, we entered into a joint venture, pursuant to which 15 GMH properties were contributed to the joint venture in exchange for cash and a 10% minority interest in the joint venture. For the six months ended June 30, 2008 and 2007, our cash utilized in investing activities was comprised of the following:

	Six Months Ended June 30,
	2008	2007
Property and land acquisitions	$(290,262)	$(38,161)
Investments in unconsolidated joint ventures	(8,208)	-
Capital expenditures for on-campus participating properties	(196)	(227)
Capital expenditures for wholly-owned properties	(2,069)	(2,457)
Investment in wholly-owned properties under development	(70,938)	(41,503)
Purchase of corporate furniture, fixtures, and equipment	(1,141)	(516)
Distributions received from unconsolidated joint venture	15	-
Total	$(372,799)	$(82,864)

Financing Activities

Cash provided by financing activities totaled $412.6 million for the six months ended June 30, 2008 as compared to $3.1 million of cash provided by financing activities during the six months ended June 30, 2007.  The increase in cash provided by financing activities was a result of the following: (i) the April 2008 equity offering which raised $252.2 million, net of offering costs; (ii) the $100 million senior secured term loan which was fully funded on June 11, 2008 which proceeds were used to pay a portion of the cash consideration for the acquisition of GMH; (iii) the contribution of 15 GMH student housing properties to a joint venture in which we received $74.4 million in proceeds and retained a 10% equity interest in the joint venture; and (iv) the $37.7 million increase in proceeds from construction loans used to fund the construction of Vista del Sol, an owned ACE development property and Villas at Chestnut Ridge, an owned off-campus development property, which are both scheduled to open for occupancy in August 2008.  These increases were offset by the following: (i) the pay-off of $24.2 million in mortgage loan debt assumed in connection with the acquisition of GMH; (ii) an $18.7 million decrease in proceeds (net of paydowns) received from our revolving credit facility as we used $40.7 million of our April 2008 equity offering proceeds to paydown the revolving credit facility; (iii) a $6.2 million increase in distributions to common and restricted stockholders as a result of our October 2007 and April 2008 equity offerings; and (iv) a $4.1 million increase in debt issuance and assumption costs associated with mortgage debt assumed from the acquisition of properties and fees paid to obtain the secured term loan in May 2008.

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

The following table reflects the amounts included in our consolidated financial statements for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues	$3,948	$3,740	$10,692	$10,077
Direct operating expenses (1)	(2,337)	(2,343)	(4,442)	(4,209)
Amortization	(1,074)	(1,065)	(2,143)	(2,126)
Amortization of deferred financing costs	(47)	(50)	(93)	(93)
Ground/facility leases (2)	(368)	(495)	(727)	(790)
Net operating income (loss)	122	(213)	3,287	2,859
Interest income	53	91	132	169
Interest expense (3)	(1,531)	(1,561)	(3,093)	(3,134)
Net (loss) income	$(1,356)	$(1,683)	$326	$(106)

(1)
Excludes property management fees of $0.2 million for both the three month periods ended June 30, 2008 and 2007, respectively, and $0.5 million for both the six month periods ended June 30, 2008 and 2007, respectively.  This expense and the corresponding fee revenue have been eliminated in consolidation.  Also excludes allocation of expenses related to corporate management and oversight.

(2)
Represents the universities’ 50% share of the properties’ net cash available for distribution after payment of operating expenses, debt service (including payment of principal) and capital expenditures.

(3)
Debt service expenditures for these properties totaled $2.1 million for both the three month periods ended June 30, 2008 and 2007, and $4.1 million and $4.3 million for the six months ended June 30, 2008 and 2007, respectively.

Liquidity and Capital Resources

Cash Balances and Liquidity

As of June 30, 2008, excluding our on-campus participating properties, we had $86.2 million in cash and cash equivalents and restricted cash as compared to $18.4 million in cash and cash equivalents and restricted cash as of December 31, 2007.  Restricted cash primarily consists of escrow accounts held by lenders and resident security deposits, as required by law in certain states.  This increase in cash and cash equivalents was primarily due to the completion of our equity offering in April 2008, which generated net proceeds of approximately $252.2 million.  We used approximately $101.6 million of the offering proceeds to fund the cash consideration and related transaction costs for the acquisition of GMH.  We also used the offering proceeds to pay off $24.2 million of fixed-rate mortgage debt assumed on two properties acquired from GMH and $40.7 million to pay off the outstanding balance on our revolving credit facility.  The increase in restricted cash was primarily a result of balances acquired in the GMH transaction.  Additionally, restricted cash as of June 30, 2008 also included $0.5 million of funds held in escrow in connection with potential development opportunities.

As of June 30, 2008, our short-term liquidity needs included, but were not limited to, the following: (i) anticipated distribution payments to our common and restricted stockholders totaling approximately $57.5 million based on an anticipated annual distribution of $1.35 per share based on the number of our shares outstanding as of June 30, 2008, including those distributions required to maintain our REIT status and satisfy our current distribution policy, (ii) anticipated distribution payments to our Operating Partnership unitholders totaling approximately $1.7 million based on an anticipated annual distribution of $1.35 per Common Unit and a cumulative preferential per annum cash distribution rate of 5.99% on our Series A Preferred Units based on the number of units outstanding as of June 30, 2008, (iii) development costs for Barrett Honors College over the next 12 months, estimated to be approximately $90.0 million, and (iv) funds for capital improvements at acquired properties and other potential development projects.  We expect to meet our short-term liquidity requirements by (i) using the remaining proceeds from our April 2008 equity offering, (ii) potentially disposing of properties, (iii) borrowing under our revolving credit facility, and (iv) utilizing net cash provided by operations.

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

Revolving Credit Facility

In May 2008, the Operating Partnership amended its $115 million revolving credit facility to increase the size of the facility to $160 million, which may be expanded by up to an additional $65 million upon the satisfaction of certain conditions.  The maturity date of the facility is August 17, 2009 and we continue to guarantee the Operating Partnership’s obligations under the facility.

Availability under the revolving credit facility is limited to an "aggregate borrowing base amount" equal to the lesser of (i) 65% of the value of certain properties, calculated as set forth in the credit facility, and (ii) the adjusted net operating income from these properties divided by a formula amount.  The facility bears interest at a variable rate, at the Company’s option, based upon a base rate or one-, two-, three-, or six-month LIBOR plus, in each case, a spread based upon the Company’s total leverage.  Additionally, we are required to pay an unused commitment fee ranging from 0.15% to 0.20% per annum, depending on the aggregate unused balance.  In April 2008, we paid off the entire balance on the revolving credit facility using proceeds from our equity offering.  As of June 30, 2008, the total availability under the facility balance (subject to the satisfaction of certain financial covenants) totaled approximately $154.3 million.

The terms of the facility include certain restrictions and covenants, which limit, among other items, the incurrence of additional indebtedness, liens, and the disposition of assets.  The facility contains customary affirmative and negative covenants and also contains financial covenants that, among other things, require us to maintain certain minimum ratios of "EBITDA" (earnings before interest, taxes, depreciation and amortization) to fixed charges.  We may not pay distributions that exceed 100% of funds from operations, as adjusted, for any four consecutive quarters.  The financial covenants also include consolidated net worth and leverage ratio tests.  As of June 30, 2008, we were in compliance with all such covenants.

Senior Secured Term Loan

On May 23, 2008, the Operating Partnership obtained a $100 million senior secured term loan.  The secured term loan has an initial term of 36 months and can be extended through May 2012 through the exercise of a 12-month extension period.  The secured term loan bears interest at a variable rate, at the Company’s option, based upon a base rate or one-, two-, three-, or six-month LIBOR plus, in each case, a spread based upon the Company’s total leverage.  On June 11, 2008, we borrowed in full from the secured term loan and used the proceeds to fund a portion of the total cash consideration for the GMH acquisition.  As of June 30, 2008, the balance outstanding on the secured term loan was $100 million, bearing interest at a rate of 3.95%.  The secured term loan includes the same restrictions and covenants as the revolving credit facility, described above.  We guarantee the Operating Partnership’s obligations under the secured term loan.

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

Historically, our third-party and owned development projects have been successfully structured and financed; however, these developments have at times been delayed beyond the period initially scheduled, causing revenue to be recognized in later periods.  As of June 30, 2008, we have deferred approximately $6.3 million in pre-development costs related to third-party and owned development projects that have not yet commenced construction.

Indebtedness

As of June 30, 2008, we had approximately $1,296.0 million of outstanding consolidated indebtedness (excluding net unamortized debt discounts and debt premiums of approximately $12.2 million and $6.8 million, respectively), comprised of a $100.0 million balance on our secured term loan, $1,107.9 million in mortgage and construction loans secured by our wholly-owned properties, $33.1 million in mortgage loans secured by two phases of an on-campus participating property, and $55.0 million in bond issuances secured by three of our on-campus participating properties.  The weighted average interest rate on our consolidated indebtedness as of June 30, 2008 was 5.6%.  As of June 30, 2008, approximately 15.4% of our total consolidated indebtedness was variable rate debt, comprised of our secured term loan and our Vista del Sol and Villas at Chestnut Ridge construction loans discussed below.

Wholly-Owned Properties

The weighted average interest rate of the $1,107.9 million of wholly-owned mortgage and construction debt was 5.62% as of June 30, 2008.  Each of the mortgage loans is a non-recourse obligation subject to customary exceptions.  Each of these mortgages has a 30 year amortization, and none are cross-defaulted or cross-collateralized to any other indebtedness. The loans generally may not be prepaid prior to maturity; in certain cases prepayment is allowed, subject to prepayment penalties.

The development and construction of Vista del Sol, an ACE property scheduled to complete construction and open for occupancy in August 2008, is partially financed with a $100.0 million construction loan.  For each borrowing we have the option of choosing the Prime rate or one-, two-, or three-month LIBOR plus 1.45%.  The interest rate may be reduced to LIBOR plus 1.20% once construction of the property is complete and certain operations hurdles are met.  The loan requires payments of interest only during the term of the loan and any accrued interest and outstanding borrowings become due on the maturity date of December 27, 2009.  The term of the loan can be extended through December 2011 through the exercise of two 12-month extension periods.  As of June 30, 2008, the balance outstanding on the construction loan totaled $74.9 million, bearing interest at a weighted average rate of 3.95%.

The development and construction of Villas at Chestnut Ridge, an owned off-campus property scheduled to complete construction and open for occupancy in August 2008, is partially financed with a $31.6 million construction loan.  For each borrowing we have the option of choosing the Prime rate or one-, two-, three-, or six-month LIBOR plus 1.25%.  The loan requires payments of interest only during the term of the loan and any accrued interest and outstanding borrowings become due on the maturity date of June 4, 2009.  The term of the loan can be extended through June 2010 through the exercise of a 12-month extension period.  As of June 30, 2008, the balance outstanding on the construction loan totaled $23.8 million, bearing interest at a weighted average rate of 3.7%.

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

Cullen Oaks Phase I and Phase II loans are currently encumbered by mortgage loans with balances as of June 30, 2008 of approximately $16.5 million and $16.6 million, respectively.  In February 2007, we extended the maturity date of these loans to February 2014.  The loans bear interest at a rate of LIBOR plus 1.35% and required payments of interest only through May 2008 and monthly payments of principal and interest from May 2008 through the maturity date.  In connection with these loan extensions, we terminated the existing interest rate swap agreement on the Cullen Oaks Phase I loan and entered into a new interest rate swap agreement effective February 15, 2007 through February 15, 2014, that is designated to hedge our exposure to fluctuations on interest payments attributed to changes in interest rates associated with payments on the Cullen Oaks Phase I and Phase II loans.  Under the terms of the interest rate swap agreement, we pay a fixed rate of 6.69% and receive a floating rate of LIBOR plus 1.35%.  Pursuant to the Leases, in the event the leasehold estate does not achieve Financial Break Even (defined as revenues less operating expenses, excluding management fees, less debt service), the applicable Lessor would be required to make a rental payment, also known as the Contingent Payment, sufficient to achieve Financial Break Even.  The Contingent Payment provision remains in effect until such time as any financing placed on the facilities would receive an investment grade rating without the Contingent Payment provision.  In the event that the Lessor is required to make a Contingent Payment, future net cash flow distributions would be first applied to repay such Contingent Payments and then to unpaid management fees prior to normal distributions.  We have guaranteed payment of this property’s indebtedness.

The weighted average interest rate of the indebtedness encumbering our on-campus participating properties was 7.17% at June 30, 2008.

Off Balance Sheet Items

As discussed in Note 8 in the accompanying Notes to Consolidated Financial Statements contained in Item 1 herein, we hold a 10% equity interest in two unconsolidated joint ventures with mortgage debt outstanding of approximately $343 million as of June 30, 2008.  We serve as guarantor of this debt which means it agrees to be liable to the lender for any loss, damage, cost, expense, liability, claim or other obligation incurred by the lender arising out of or in connection with fraud by the borrower in connection with the loan.

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

The following table presents a reconciliation of our FFO to our net income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net (loss) income	$(1,450)	$(785)	$3,459	$(5,463)
Minority interests	65	26	473	(232)
Loss from unconsolidated joint ventures	129	-	255	-
FFO from unconsolidated joint ventures (1)	(13)	-	(139)	-
Real estate related depreciation and amortization:
Total depreciation and amortization	11,114	7,768	19,143	14,738
Corporate furniture, fixtures, and equipment depreciation	(171)	(175)	(352)	(269)
Funds from operations (“FFO”) (2)	$9,674	$6,834	$22,839	$8,774

FFO per share – diluted (2)	$0.26	$0.27	$0.69	$0.35

Weighted average common shares outstanding – diluted	37,383,565	25,423,486	33,272,354	25,409,100

(1)
Represents our share of the FFO from three joint ventures in which we are a minority partner.  Includes the Hampton Roads Military Housing joint venture in which we have a minimal economic interest as well as our 10% minority interest in two joint ventures formed or assumed as part of the company's acquisition of GMH.

(2)
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

While our on-campus participating properties contributed $3.9 million and $3.7 to our revenues for the three months ended June 30, 2008 and 2007, respectively, and $10.7 million and $10.1 million to our revenues for the six months ended June 30, 2008 and 2007, respectively, under our participating ground leases, we and the participating university systems each receive 50% of the properties’ net cash available for distribution after payment of operating expenses, debt service (which includes significant amounts towards repayment of principal) and capital expenditures. A substantial portion of our revenues attributable to these properties is reflective of cash that is required to be used for capital expenditures and for the amortization of applicable property indebtedness. These amounts do not increase our economic interest in these properties or otherwise benefit us since our interest in the properties terminates upon the repayment of the applicable property indebtedness.

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

Funds From Operations—Modified for Operational Performance of On-Campus Participating Properties:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Funds from operations	$9,674	$6,834	$22,839	$8,774
Elimination of operations of on-campus participating properties and unconsolidated joint venture:
Net loss (income) from on-campus participating properties	1,356	1,683	(326)	106
Amortization of investment in on-campus participating properties	(1,074)	(1,065)	(2,143)	(2,126)
FFO from unconsolidated joint venture (1)	83	-	209	-
	10,039	7,452	20,579	6,754
Modifications to reflect operational performance of on-campus participating properties:
Our share of net cash flow (2)	368	495	727	790
Management fees	182	173	490	463
Impact of on-campus participating properties	550	668	1,217	1,253
Funds from operations – modified for operational performance
of on-campus participating properties (“FFOM”) (3)	$10,589	$8,120	$21,796	$8,007

FFOM per share – diluted (3)	$0.28	$0.32	$0.66	$0.32

Weighted average common shares outstanding – diluted	37,383,565	25,423,486	33,272,354	25,409,100

(1)
Our share of the FFO from the Hampton Roads Military Housing unconsolidated joint venture is excluded from the calculation of FFOM, as management believes this amount does not accurately reflect the company's participation in the economics of the transaction.

(2)
50% of the properties’ net cash available for distribution after payment of operating expenses, debt service (including repayment of principal) and capital expenditures. Represents amounts accrued for the interim periods.

(3)
During the three and six months ended June 30, 2007, we recorded a compensation charge of approximately $0.3 and $9.9 million, or $0.01 and $0.39 per fully diluted share, respectively, related to the 2004 Outperformance Bonus Plan.  Excluding this compensation charge, FFOM for the three and six months ended June 30, 2008 would have been $8.4 million and $17.9 million, or $0.33 and $0.71 per fully diluted share, respectively.

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

PART II.   OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

(a)	The annual meeting of shareholders of the Company was held on May 8, 2008.
(b)
The following individuals were reelected as members of the Company’s Board of Directors at the annual meeting held on May 8, 2008:  William C. Bayless, Jr., R.D. Burck (Chairman), G. Steven Dawson, Cydney C. Donnell, Edward Lowenthal, Brian B. Nickel, Scott H. Rechler, Winston W. Walker.

(c)	The following votes were taken in connection with the election of the members of the Company’s Board of Directors at the annual meeting:

Board Member	Votes in Favor	Votes Withheld
William C. Bayless, Jr.	24,649,895	96,724
R.D. Burck	24,648,886	97,733
G. Steven Dawson	24,602,860	143,759
Cydney C. Donnell	24,651,256	95,363
Edward Lowenthal	24,602,960	143,659
Brian B. Nickel	24,650,002	96,617
Scott H. Rechler	23,862,574	884,045
Winston W. Walker	24,650,806	95,813

(d)
The appointment of Ernst & Young LLP as independent public accountants to audit our consolidated financial statements for the year ending December 31, 2008, was ratified with 24,611,798 affirmative votes cast, 129,260 negative votes cast and 7,561 abstentions.  The affirmative vote of the holders of a majority of the outstanding shares of common stock represented at the annual meeting was required to ratify the appointment of Ernst & Young LLP.

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

Dated:	August 11, 2008

AMERICAN CAMPUS COMMUNITIES, INC.

By:	/s/ William C. Bayless, Jr.

William C. Bayless, Jr. President and Chief Executive Officer

By:	/s/ Jonathan A. Graf

Jonathan A. Graf Executive Vice President, Chief Financial Officer and Treasurer