Form 10-K
period 2008-12-31
AMERICAN CAMPUS COMMUNITIES INC
filed 2009-03-02
CIK 1283630

.
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2008.

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

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was $1,053,304,685 based on the last sale price of the common equity on June 30, 2008 which is the last business day of the Company’s most recently completed second quarter.

There were 42,355,283 shares of the Company’s common stock with a par value of $0.01 per share outstanding as of the close of business on February 25, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this report incorporates information by reference from the definitive Proxy Statement for the 2009 Annual Meeting of Stockholders.

FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2008

PART I

Item 1.  Business

Overview

American Campus Communities, Inc. (referred to herein as “the Company,” “us,” “we,” and “our”) is a real estate investment trust (“REIT”) that was incorporated on March 9, 2004 and commenced operations effective with the completion of our initial public offering (“IPO”) on August 17, 2004.  Through our controlling interest in American Campus Communities Operating Partnership LP (the “Operating Partnership”), we are one of the largest owners, managers and developers of high quality student housing properties in the United States in terms of beds owned, developed, and under management.  We are a fully integrated, self-managed and self-administered equity REIT with expertise in the acquisition, design, financing, development, construction management, leasing and management of student housing properties.

As of December 31, 2008, our property portfolio contained 86 student housing properties with approximately 52,800 beds and approximately 17,200 apartment units, including 40 properties containing approximately 23,500 beds and approximately 7,500 units added as a result of our acquisition of the student housing business of GMH Communities Trust (“GMH”) on June 11, 2008.  Our property portfolio consisted of 80 owned off-campus properties that are in close proximity to colleges and universities, two American Campus Equity (“ACETM”) properties operated under ground/facility leases with a related university system and four on-campus participating properties operated under ground/facility leases with the related university systems.  As of December 31, 2008, we also owned a minority interest in two joint ventures that owned an aggregate of 21 student housing properties with approximately 12,100 beds in approximately 3,600 units.  Our communities contain modern housing units and are supported by a resident assistant system and other student-oriented programming, with many offering resort-style amenities.

Through our taxable REIT subsidiaries (“TRS”), we provide construction management and development services, primarily for student housing properties owned by colleges and universities, charitable foundations, and others.  As of December 31, 2008, we provided third-party management and leasing services for 34 properties (five of which we served as the third-party developer and construction manager) that represented approximately 24,300 beds in approximately 8,900 units.  Third-party management and leasing services are typically provided pursuant to multi-year management contracts that have initial terms that range from one to five years.  As of December 31, 2008, our total owned, joint venture and third-party managed portfolio was comprised of 141 properties with approximately 89,200 beds in approximately 29,700 units.

Business Objectives, Investment Strategies, and Operating Segments

Business Objectives

Our primary business objectives are to create long-term stockholder value by deploying capital to develop, redevelop, acquire and operate student housing communities, and to sell communities when they no longer meet our long-term investment strategy and when market conditions are favorable.  We believe we can achieve these objectives by continuing to implement our investment strategies and successfully manage our operating segments, which are described in more detail below.

Investment Strategies

We seek to own high quality, well designed and well located student housing properties. We seek to acquire or develop properties in markets that have stable or increasing student populations, are in submarkets with barriers to entry and provide opportunities for economic growth as a result of their product position and/or differentiated design and close proximity to campuses, or through our superior operational capabilities. We believe that our reputation and established relationships with universities give us an advantage in sourcing acquisitions and developments and obtaining municipal approvals and community support for our development projects.

Acquisitions:   On June 11, 2008, we completed the acquisition of GMH’s student housing business.  At the time of closing, the GMH student housing portfolio consisted of 42 wholly-owned properties containing 24,939 beds located in various markets throughout the country.  Two of the acquired properties totaling 1,468 beds were sold in the third quarter of 2008.  The total consideration paid for GMH was approximately $1,018.7 million, inclusive of transaction costs.

In February 2008, we acquired a 144-unit, 528-bed property (Pirate’s Place) located near the campus of East Carolina University in Greenville, North Carolina, for a purchase price of $10.6 million, which excludes $0.8 million of transaction costs, initial integration expenses and capital expenditures.

In February 2008, we also acquired a 68-unit, 161-bed property (Sunnyside Commons) located near the campus of West Virginia University in Morgantown, West Virginia, for a purchase price of $7.5 million, which excludes $0.6 million of transaction costs, initial integration expenses and capital expenditures.  We believe our relationship with university systems and individual educational institutions, our knowledge of the student housing market and our prominence as the first publicly-traded REIT focused exclusively on student housing in the United States will afford us a competitive advantage in acquiring additional student housing properties.

Development:    Since 1996, we have developed 13 of our owned properties, consisting of nine wholly-owned properties and four on-campus participating properties.  This includes two wholly-owned properties that opened for occupancy in August 2008 and one that opened for occupancy in August 2007.  In addition, as of December 31, 2008, we had one wholly-owned property under development with a development budget of approximately $126.5 million, which is scheduled to open for occupancy in August 2009.

Our experienced development staff intends to continue to identify and acquire land parcels in close proximity to colleges and universities that offer location advantages or that allow for the development of unique products that offer a competitive advantage.  We expect to continue to benefit from opportunities derived from our extensive network with colleges and universities as well as our relationship with certain developers with whom we have previously developed off-campus student housing properties.

Operating Segments

We define business segments by their distinct customer base and service provided.  We have identified four reportable segments: Wholly-Owned Properties, On-Campus Participating Properties, Development Services and Property Management Services.  For a detailed financial analysis of our segments’ results of operations and financial position, please refer to Note 18 in the accompanying Notes to Consolidated Financial Statements contained in Item 8.

Property Operations

Unique Leasing Characteristics:  Student housing properties are typically leased by the bed on an individual lease liability basis, unlike multifamily housing where leasing is by the unit.  Individual lease liability limits each resident’s liability to his or her own rent without liability for a roommate’s rent.  A parent or guardian is required to execute each lease as a guarantor unless the resident provides adequate proof of income or financial aid.  The number of lease contracts that we administer is therefore equivalent to the number of beds occupied and not the number of units.  Unlike traditional multifamily housing, most of our leases commence and terminate on the same dates and typically have terms of 9 or 12 months.  (Please refer to the property table contained in Item 2 – Properties for a listing of the typical lease terms at our properties.)  As an example, in the case of our typical 12-month leases, the commencement date coincides with the commencement of the respective university’s Fall academic term and the termination date is the date of the last subsequent summer school session.  As such, we must re-lease each property in its entirety each year.

Management Philosophy:  Our management philosophy is based upon meeting the following objectives:

●	Satisfying the specialized needs of residents by providing the highest levels of customer service;

●	Developing and maintaining an academically oriented environment via a premier residence life/student development program;

●	Maintaining each project’s physical plant in top condition;

●	Maximizing revenue through the development and implementation of a strategic annual marketing plan and leasing administration program; and

●	Maximizing cash flow through maximizing revenue coupled with prudent control of expenses.

Wholly-Owned Properties:  As of December 31, 2008, our Wholly-Owned Properties segment consisted of 80 owned off-campus properties within close proximity to 63 colleges and universities in 24 states and two ACE owned on-campus properties operated under ground/facility leases with a related university system.  Off-campus properties are generally located in close proximity to the school campus, generally with pedestrian, bicycle, or University shuttle access.  Off-campus housing tends to offer more relaxed rules and regulations than on-campus housing, resulting in off-campus housing being generally more appealing to upper-classmen.  We believe that the support of colleges and universities can be beneficial to the success of our wholly-owned properties.  We actively seek to have these institutions recommend our facilities to their students or to provide us with mailing lists so that we may directly market to students and parents.  In some cases, the institutions actually promote our off-campus facilities in their recruiting and admissions literature.  In cases where the educational institutions do not provide mailing lists or recommendations for off-campus housing, most provide comprehensive lists of suitable properties to their students, and we continually work to ensure that our properties are on these lists in each of the markets that we serve.

Off-campus housing is subject to competition for tenants with on-campus housing owned by colleges and universities, and vice versa.  Colleges and universities can generally avoid real estate taxes and borrow funds at lower interest rates than us (and other private sector operators), thereby decreasing their operating costs.  Residence halls owned and operated by the primary colleges and universities in the markets of our off-campus properties may charge lower rental rates, but typically offer fewer amenities than those offered by our properties.  Additionally, most universities are only able to house a small percentage of their overall enrollment, and are therefore highly dependant upon the off-campus market to provide housing for their students.  High-quality, well run off-campus student housing can be a critical component to an institution’s ability to attract and retain students.  Therefore, developing and maintaining good relationships with educational institutions can result in a privately owned off-campus facility becoming, in effect, an extension of the institution’s housing program, with the institution providing highly valued references and recommendations to students and parents.

This segment also competes with national and regional owner-operators of off-campus student housing in a number of markets as well as with smaller local owner-operators.  Therefore, the performance of this segment could be affected by the construction of new on-campus or off-campus residences, increases or decreases in the general levels of rents for housing in competing communities, increases or decreases in the number of students enrolled at one or more of the colleges or universities in the market of a property, and other general economic conditions.

American Campus Equity (ACE):  An emerging opportunity in the wholly-owned property segment is the equity investment and ownership of on-campus housing via traditional long-term ground leases.  Branded and marketed to colleges and universities as the ACE program, the transaction structure provides us with what we believe is a lower-risk opportunity compared to other off-campus projects, as our ACE projects will have premier on-campus locations with marketing and operational assistance from the university.  The subject university substantially benefits by increasing its housing capacity with modern, well-amenitized student housing with no or minimal impacts to its own credit ratios, preserving the university’s credit capacity to fund academic and research facilities.

On-Campus Participating Properties:  Our On-Campus Participating Properties segment includes on-campus properties owned by one of our TRSs that are operated under ground/facility leases with the related university systems. We participate with two university systems in the operations and cash flows of four on-campus participating properties under long-term ground/facility leases.  The subject universities hold title to both the land and improvements on these properties.

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

Our on-campus participating properties are susceptible to some of the same risks as our wholly-owned properties, including: (i) seasonality in rents; (ii) annual re-leasing that is highly dependent on marketing and university admission policies; and (iii) competition for tenants from other on-campus housing operated by educational institutions or other off-campus properties.

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

Development Services:  Our Development Services segment consists of development and construction management services that we provide through one of our TRSs for third-party owners.  These services range from short-term consulting projects to long-term full-scale development and construction projects.  Development revenues are generally recognized based on a proportionate performance method based on contract deliverables and construction revenues are generally recognized based on the percentage-of-completion method.  We typically provide these services to colleges and universities seeking to modernize their on-campus student housing properties.  They look to us to bring our student housing experience and expertise to ensure they develop marketable, functional, and financially sustainable facilities.  Educational institutions usually seek to build housing that will enhance their recruitment and retention of students while facilitating their academic objectives.  Most of these development service contracts are awarded via a competitive request for proposal (“RFP”) process that qualifies developers based on their overall capability to provide specialized student housing design, development, construction management, financial structuring, and property management services.  Our development services typically include pre-development, design and financial structuring services.  Our pre-development services typically include feasibility studies for third-party owners and design services.  Feasibility studies include an initial feasibility analysis, review of conceptual design, and assistance with master planning.  Some of the documents produced in this process include the conceptual design documents, preliminary development and operating budgets, cash flow projections and a preliminary market assessment.  Our design services include coordination with the architect and other members of the design team, review of construction plans and assistance with project due diligence and project budgets.

Construction management services typically consist of hiring of project professionals and a general contractor, coordinating and supervising the construction, equipping and furnishing process on behalf of the project owner, including site visits, hiring of a general contractor and project professionals, and full coordination and administration of all activities necessary for project completion in accordance with plans and specifications and with verification of adequate insurance.

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

Property Management Services:  Our Property Management Services segment, conducted by our TRSs, includes revenues generated from third-party management contracts in which we are typically responsible for all aspects of operations, including marketing, leasing administration, facilities maintenance, business administration, accounts payable, accounts receivable, financial reporting, capital projects, and residence life student development.  As of December 31, 2008, we provided third-party management and leasing services for 34 properties that represented approximately 24,300 beds in approximately 8,900 units, five of which we developed.  We provide these services pursuant to multi-year management agreements (generally ranging between one to five years).

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

Under the federal and state fair housing laws, discrimination on the basis of certain protected classes is prohibited.  Violation of these laws can result in significant damage awards to victims.

Environmental Matters

Under various laws and regulations relating to the protection of the environment, an owner of real estate may be held liable for the costs of removal or remediation of certain hazardous or toxic substances located on or in its property.  These laws often impose liability without regard to whether the owner was responsible for, or even knew of, the presence of such substances.  The presence of such substances may adversely affect the owner’s ability to rent or sell the property or use the property as collateral.  Independent environmental consultants conducted Phase I environmental site assessments (which involve visual inspection but not soil or groundwater analysis) on all of the wholly-owned properties and on-campus participating properties in our existing portfolio.  Phase I environmental site assessments did not reveal any environmental liabilities that would have a material adverse effect on us.  In addition, we are not aware of any environmental liabilities that management believes would have a material adverse effect on the Company.  There is no assurance that Phase I environmental site assessments would reveal all environmental liabilities or that environmental conditions not known to us may exist now or in the future which would result in liability to the Company for remediation or fines, either under existing laws and regulations or future changes to such requirements.

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

Employees

As of December 31, 2008, we had approximately 2,301 employees, consisting of:

●	approximately 1,039 on-site employees in our wholly-owned properties segment, including 443 Resident Assistants;

●	approximately 108 on-site employees in our on-campus participating properties segment, including 51 Resident Assistants;

●	approximately 1,034 employees in our property management services segment, including 957 on-site employees and 77 corporate office employees;

●	approximately 37 corporate office employees in our development services segment; and

●	approximately 83 executive, corporate administration and financial personnel.

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

Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following: general risks affecting the real estate industry; risks associated with changes in University admission or housing policies; risks associated with the availability and terms of financing and the use of debt to fund acquisitions and developments; failure to manage effectively our growth and expansion into new markets or to integrate acquisitions successfully; risks and uncertainties affecting property development and construction; risks associated with downturns in the national and local economies, volatility in capital and credit markets, increases in interest rates, and volatility in the securities markets; costs of compliance with the Americans with Disabilities Act and other similar laws; potential liability for uninsured losses and environmental contamination; risks associated with our Company’s potential failure to qualify as a REIT under the Internal Revenue Code of 1986 (the “Code”), as amended, and possible adverse changes in tax and environmental laws; and the other factors discussed in the “Risk Factors” contained in Item 1A of this report.

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

Risks Related to Our Properties, Our Markets and Our Business

Volatility in capital and credit markets could adversely impact us.

The capital and credit markets have been experiencing extreme volatility and disruption, which has made it more difficult to borrow money.  If current levels of market disruption and volatility continue or worsen, we may not be able to obtain new debt financing or refinance our existing debt on favorable terms or at all.  This market turmoil and tightening of credit have led to an increased lack of consumer confidence and widespread reduction of business activity generally, which may adversely impact us, including our ability to acquire and dispose of assets and continue our development pipeline.

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

We intend to continue to develop and construct student housing in accordance with our growth strategies.  These activities may also include any of the following risks:

●	we may be unable to obtain financing on favorable terms or at all;

●	we may not complete development projects on schedule, within budgeted amounts or in conformity with building plans and specifications;

●	we may encounter delays or refusals in obtaining all necessary zoning, land use, building, occupancy and other required governmental permits and authorizations;

●
occupancy and rental rates at newly developed or renovated properties may fluctuate depending on a number of factors, including market and economic conditions, and may reduce or eliminate our return on investment;

●	we may become liable for injuries and accidents occurring during the construction process and for environmental liabilities, including off-site disposal of construction materials;

●	we may decide to abandon our development efforts if we determine that continuing the project would not be in our best interests; and

●	we may encounter strikes, weather, government regulations and other conditions beyond our control.

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

Our future growth will be dependent upon our ability to successfully acquire new properties on favorable terms.  With respect to recently acquired properties, and as we acquire additional properties, we will continue to be subject to risks associated with managing new properties, including lease-up and integration risks.  Newly developed and recently acquired properties may not perform as expected and may have characteristics or deficiencies unknown to us at the time of acquisition.  Future acquisition opportunities may not be available to us on terms that meet our investment criteria or we may be unsuccessful in capitalizing on such opportunities.  Our ability to capitalize on such opportunities will be largely dependent upon external sources of capital that may not be available to us on favorable terms or at all, especially under the current credit environment.

Our ability to acquire properties on favorable terms and successfully operate them involves the following significant risks:

●	our potential inability to acquire a desired property may be caused by competition from other real estate investors;

●	competition from other potential acquirers may significantly increase the purchase price and decrease expected yields;

●	we may be unable to finance an acquisition on favorable terms or at all;

●	we may have to incur significant unexpected capital expenditures to improve or renovate acquired properties;

●	we may be unable to quickly and efficiently integrate new acquisitions, particularly acquisitions of portfolios of properties, into our existing operations;

●	market conditions may result in higher than expected costs and vacancy rates and lower than expected rental rates; and

●
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

Difficulties of selling real estate could limit our flexibility.

We intend to evaluate the potential disposition of assets that may no longer help us meet our objectives.  When we decide to sell an asset, we may encounter difficulty in finding buyers in a timely manner as real estate investments generally cannot be disposed of quickly, especially when market conditions are poor.  These difficulties have been exacerbated in the current credit environment because buyers have experienced difficulty in obtaining the necessary financing.  This may limit our ability to vary our portfolio promptly in response to changes in economic or other conditions.  In addition, in order to maintain our status as a REIT, the Internal Revenue Code imposes restrictions on our ability to sell properties held fewer than four years, which may cause us to incur losses thereby reducing our cash flows and adversely impacting distributions to shareholders.

Our debt level reduces cash available for distribution and could have other important adverse consequences.

As of December 31, 2008, our total consolidated indebtedness was approximately $1,281.6 million (excluding unamortized debt premiums and discounts).  Our debt service obligations expose us to the risk of default and reduce or eliminate cash resources that are available to operate our business or pay distributions that are necessary to maintain our qualification as a REIT.  There is no limit on the amount of indebtedness that we may incur except as provided by the covenants in our revolving credit facility.  We expect to incur additional indebtedness to fund future property development, acquisitions and other working capital needs, which may include the payment of distributions to our security holders.  The amount available to us and our ability to borrow from time to time under our revolving credit facility is subject to certain conditions and the satisfaction of specified financial covenants.  Our level of debt and the limitations imposed on us by our debt agreements could have significant adverse consequences, including the following:

●	We may be unable to borrow additional funds as needed or on favorable terms.

●	We may be unable to refinance our indebtedness at maturity or the refinancing terms may be less favorable than the terms of our original indebtedness.

●	We may be forced to dispose of one or more of our properties, possibly on disadvantageous terms.

●
We may default on our scheduled principal payments or other obligations as a result of insufficient cash flow or otherwise, and the lenders or mortgagees may foreclose on our properties that secure their loans and receive an assignment of rents and leases.

●
Foreclosures could create taxable income without accompanying cash proceeds, a circumstance that could hinder our ability to meet the REIT distribution requirements imposed by the Internal Revenue Code.

●
Compliance with the provisions of our debt agreements, including the financial and other covenants, such as the maintenance of specified financial ratios, could limit our flexibility and a default in these requirements, if uncured, could result in a requirement that we repay indebtedness, which could severely affect our liquidity and increase our financing costs.

We may be unable to renew, repay or refinance our outstanding debt.

We are subject to the risk that our indebtedness will not be able to be renewed, repaid or refinanced when due or that the terms of any renewal or refinancing will not be as favorable as the existing terms of such indebtedness.  If we were unable to refinance our indebtedness on acceptable terms, or at all, we might be forced to dispose of one or more of our properties on disadvantageous terms, which might result in losses to us.  Such losses could have a material adverse effect on us and our ability to make distributions to our stockholders and pay amounts due on our debt.

Variable rate debt is subject to interest rate risk.

We have construction loans and a senior secured term loan with varying interest rates dependent upon the market index.  In addition, we have a revolving credit facility bearing interest at a variable rate on all amounts drawn on the facility.  We may incur additional variable rate debt in the future.  Increases in interest rates on variable rate debt would increase our interest expense, unless we make arrangements that hedge the risk of rising interest rates, which would adversely affect net income and cash available for payment of our debt obligations and distributions to stockholders.

We may incur losses on interest rate swap and hedging arrangements.

We may periodically enter into agreements to reduce the risks associated with increases in interest rates.  Although these agreements may partially protect against rising interest rates, they also may reduce the benefits to us if interest rates decline.  If an arrangement is not indexed to the same rate as the indebtedness that is hedged, we may be exposed to losses to the extent which the rate governing the indebtedness and the rate governing the hedging arrangement change independently of each other.  Finally, nonperformance by the other party to the arrangement may subject us to increased credit risks.

We face risks associated with land holdings.

We hold land for future development and may in the future acquire additional land holdings.  The risks inherent in owning or purchasing and developing land increase as demand for student housing, or rental rates, decrease.  As a result, we hold certain land and may in the future acquire additional land in our development pipeline at a cost we may not be able to recover fully or on which we cannot build and develop into a profitable student housing project.  Also, real estate markets are highly uncertain and, as a result, the value of undeveloped land has fluctuated significantly and may continue to fluctuate as a result of changing market conditions.  In addition, carrying costs can be significant and can result in losses or reduced margins in a poorly performing project.  Under current market conditions, we may have impairments of our land held for development.

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

As of December 31, 2008, we were in the process of constructing one wholly-owned property.  This property is subject to the various risks relating to properties that are under construction referred to elsewhere in these risk factors, including the risks that we may encounter delays in completion and that this project may experience cost overruns.  This property may not be completed on time.  Additionally, if we do not complete the construction of certain of our properties on schedule, we may be required to provide alternative housing to the students with whom we have signed leases.  We generally do not make any arrangements for such alternative housing for these properties and we would likely incur significant expenses in the event we provide such housing.  If construction is not completed on schedule, students may attempt to break their leases and our occupancy at such properties for that academic year may suffer.

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

Our ability to satisfy our financial obligations and make expected distributions to our security holders depends on our ability to generate cash revenues in excess of expenses and capital expenditure requirements.  Events and conditions generally applicable to owners and operators of real property that are beyond our control may decrease cash available for distribution and the value of our properties.  These events include:

●	general economic conditions;

●	rising level of interest rates;

●	local oversupply, increased competition or reduction in demand for student housing;

●	inability to collect rent from tenants;

●	vacancies or our inability to rent units on favorable terms;

●	inability to finance property development and acquisitions on favorable terms;

●	increased operating costs, including insurance premiums, utilities, and real estate taxes;

●	costs of complying with changes in governmental regulations;

●	the relative illiquidity of real estate investments;

●	decreases in student enrollment at particular colleges and universities;

●	changes in university policies related to admissions and housing; and

●	changing student demographics.

In addition, periods of economic slowdown or recession, such as are being currently experienced, rising interest rates or declining demand for real estate, or the public perception that any of these events may occur, could result in a general decline in rents or an increased incidence of defaults under existing leases, which would adversely affect us.

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

We do not carry environmental insurance on all of our properties.  Environmental liability at any of our properties may have a material adverse effect on our financial condition, results of operations, cash flow, the trading price of our stock or our ability to satisfy our debt service obligations and pay dividends or distributions to our security holders.

We may incur significant costs complying with the Americans with Disabilities Act and similar laws.

Under the Americans with Disabilities Act of 1990, or the ADA, all public accommodations must meet federal requirements related to access and use by disabled persons.  Additional federal, state and local laws also may require modifications to our properties, or restrict our ability to renovate our properties.  For example, the Fair Housing Amendments Act of 1988, or FHAA, requires apartment properties first occupied after March 13, 1990 to be accessible to the handicapped.  We have not conducted an audit or investigation of all of our properties to determine our compliance with present requirements.  Noncompliance with the ADA or FHAA could result in the imposition of fines or an award or damages to private litigants and also could result in an order to correct any non-complying feature.  Also, discrimination on the basis of certain protected classes can result in significant awards to victims.  We cannot predict the ultimate amount of the cost of compliance with the ADA, FHAA or other legislation.  If we incur substantial costs to comply with the ADA, FHAA or any other legislation, we could be materially and adversely affected.

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

Risks Related to Our Organization and Structure

Our stock price will fluctuate.

Stock markets in general and our common stock have experienced significant price volatility over the past year.  The market price and volume of our common stock may continue to be subject to significant fluctuations due not only to general stock market conditions but also to the risk factors discussed above and below and the following:

●	operating results that vary from the expectations of securities analysts and investors;

●	investor interest in our property portfolio;

●	the reputation and performance of REITs;

●	the attractiveness of REITs as compared to other investment vehicles;

●	the results of our financial condition and operations;

●	the perception of our growth and earnings potential;

●	dividend payment rates and the form of the payment;

●	increases in market rates, which may lead purchasers of our common stock to demand a higher yield; and

●	changes in financial markets and national economic and general market conditions.

To qualify as a REIT, we may be forced to limit the activities of a TRS.

To qualify as a REIT, no more than 20% of the value of our total assets may consist of the securities of one or more taxable REIT subsidiaries, or TRS.  Certain of our activities, such as our third-party development, management and leasing services, must be conducted through a TRS for us to qualify as a REIT.  In addition, certain non-customary services must be provided by a TRS or an independent contractor.  If the revenues from such activities create a risk that the value of our TRS entities, based on revenues or otherwise, approaches the 20% threshold, we will be forced to curtail such activities or take other steps to remain under the 20% threshold.  Since the 20% threshold is based on value, it is possible that the IRS could successfully contend that the value of our TRS entities exceeds the 20% threshold even if the TRS accounts for less than 20% of our consolidated revenues, income or cash flow.  Our on-campus participating properties and our third-party services are held by a TRS.  Consequently, income earned from our on-campus participating properties and our third-party services will be subject to regular federal income taxation and state and local income taxation where applicable, thus reducing the amount of cash available for distribution to our security holders.

A TRS is not permitted to directly or indirectly operate or manage a "hotel, motel or other establishment more than one-half of the dwelling units in which are used on a transient basis."  We believe that our method of operating our TRS entities will not be considered to constitute such an activity.  Future Treasury Regulations or other guidance interpreting the applicable provisions might adopt a different approach, or the IRS might disagree with our conclusion.  In such event we might be forced to change our method of operating our TRS entities, which could adversely affect us, or of one of our TRS entities could fail to qualify as a taxable REIT subsidiary, which would likely cause us to fail to qualify as a REIT.

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

We intend to operate in a manner that will allow us to qualify as a REIT for federal income tax purposes under the Internal Revenue Code.  If we lose our REIT status, we will face serious tax consequences that would substantially reduce or eliminate the funds available for investment and for distribution to security holders for each of the years involved, because:

●	we would not be allowed a deduction for dividends to security holders in computing our taxable income and such amounts would be subject to federal income tax at regular corporate rates;

●	we also could be subject to the federal alternative minimum tax and possibly increased state and local taxes; and

●	unless we are entitled to relief under applicable statutory provisions, we could not elect to be taxed as a REIT for four taxable years following the year during which we were disqualified.

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

Even if we qualify as a REIT for federal income tax purposes, we may be subject to some federal, state and local taxes on our income or property and, in certain cases, a 100% penalty tax, in the event we sell property as a dealer or if a TRS enters into agreements with us or our tenants on a basis that is determined to be other than an arm's length basis.

To qualify as a REIT, we may be forced to borrow funds on a short-term basis during unfavorable market conditions.

In order to qualify as a REIT, we are required under the Internal Revenue Code to distribute annually at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain.  A TRS may, in its discretion, retain any income it generates net of any tax liability it incurs on that income without affecting the 90% distribution requirements to which we are subject as a REIT.  Net income of our TRS entities is included in REIT taxable income and increases the amount required to be distributed, only if such amounts are paid out as a dividend by a TRS.  If a TRS distributes any of its after-tax income to us, that distribution will be included in our REIT taxable income.  In addition, we will be subject to income tax at regular corporate rates to the extent that we distribute less than 100% of our net taxable income, including any net capital gains.  Because of these distribution requirements, we may not be able to fund future capital needs, including any necessary acquisition financing, from operating cash flow.  Consequently, we will be compelled to rely on third-party sources to fund our capital needs.  We may not be able to obtain this financing on favorable terms or at all.  Any additional indebtedness that we incur will increase our leverage.  Our access to third-party sources of capital depends, in part, on:

●	general market conditions;

●	our current debt levels and the number of properties subject to encumbrances;

●	our current performance and the market's perception of our growth potential;

●	our cash flow and cash dividends; and

●	the market price per share of our stock.

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

Certain provisions contained in our charter and bylaws and the Maryland General Corporation Law may discourage a third-party from making a tender offer or acquisition proposal to us.  If this were to happen, it could delay, deter or prevent a change in control or the removal of existing management.  These provisions also may delay or prevent the security holders from receiving a premium for their securities over then-prevailing market prices.  These provisions include:

●	the REIT ownership limit described above;

●	authorization of the issuance of our preferred shares with powers, preferences or rights to be determined by our board of directors;

●	the right of our board of directors, without a stockholder vote, to increase our authorized shares and classify or reclassify unissued shares;

●	advance-notice requirements for stockholder nomination of directors and for other proposals to be presented to stockholder meetings; and

●	the requirement that a majority vote of the holders of common stock is needed to remove a member of our board of directors for "cause."

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

Item 1B.  Unresolved Staff Comments

There were no unresolved comments from the staff of the SEC at December 31, 2008.

Item 2.   Properties

The following table presents certain summary information about our properties. Our properties generally are modern facilities, and amenities at most of our properties include a swimming pool, basketball courts and a large community center featuring a fitness center, computer center, tanning beds, study areas, and a recreation room with billiards and other games. Some properties also have a jacuzzi/hot tub, volleyball courts, tennis courts and in-unit washers and dryers.  Callaway House also has a food service facility.  Two wholly-owned properties completed construction and opened in Fall 2008 and one wholly-owned property is currently under construction with a scheduled completion date of August 2009.  Lease terms are generally 12 months at wholly-owned properties and 9 months at our on-campus participating properties.  These properties are included in the Wholly-Owned Properties and On-Campus Participating Properties segments discussed in Item 1 and the accompanying Notes to Consolidated Financial Statements contained in Item 8.  All dollar amounts in this table and others herein, except share and per share amounts, are stated in thousands unless otherwise indicated.

We own fee title to all of these properties except for:

●	University Village at TU, which is subject to a 75-year ground lease with Temple University (with four additional six-year extensions);

●	University Centre, which is subject to a 95-year ground lease;

●	Vista del Sol, which is subject to a 65-year ground/facility lease with Arizona State University (with two additional ten-year extensions);

●	Barrett Honors College, which is subject to a 65-year ground/facility lease with Arizona State University (with two additional ten-year extensions); and

●	Four on-campus participating properties held under ground/facility leases with two university systems.

Property	Year Built	Date Acquired/ Developed	Primary University Served	Typical Lease Term (Mos)	Year Ended December 31, 2008 Revenue		Average Monthly Revenue/ Bed (1)		2008 Average Occupancy (1)	Occupancy as of 12/31/08	# of Buildings	# of Units	# of Beds

WHOLLY-OWNED PROPERTIES

Villas on Apache	1987	May-99	Arizona State University Main Campus	12	$1,990		$558		98.9%	97.2%	6	111	288

The Village at Blacksburg	1990/ 1998	Dec-00	Virginia Polytechnic Institute and State University	12	4,719		364		99.1%	99.1%	26	288	1,056

River Club Apartments	1996	Aug-99	The University of Georgia - Athens	12	3,379		378		92.5%	87.8%	18	266	792

River Walk Townhomes	1998	Aug-99	The University of Georgia - Athens	12	1,438		371		94.9%	90.5%	20	100	336

The Callaway House (2)	1999	Mar-01	Texas A&M University	9	6,764	(3)	n/a	(3)	103.5%	103.5%	1	173	538

The Village at Alafaya Club	1999	Jul-00	The University of Central Florida	12	6,037		566		98.9%	99.2%	20	228	839

The Village at Science Drive	2000	Nov-01	The University of Central Florida	12	5,346		573		99.5%	99.3%	17	192	732

University Village at Boulder Creek	2002	Aug-02	The University of Colorado at Boulder	12	2,594		668		98.1%	98.7%	4	82	309

University Village at Fresno	2004	Aug-04	California State University - Fresno	12	2,573		538		88.9%	97.8%	9	105	406

University Village at TU (4)	2004	Aug-04	Temple University	12	6,369		647		98.8%	98.9%	3	220	749

University Village at Sweet Home	2005	Aug-05	State University of New York – Buffalo	12	6,004		625		94.9%	89.0%	11	269	828

University Club Tallahassee (5)	2000	Feb-05	Florida State University	12	4,170		425		99.0%	98.8%	19	152	608

The Grove at University Club (5)	2002	Feb-05	Florida State University	12	878		429		98.0%	98.4%	8	64	128

College Club Tallahassee (5)	2001	Feb-05	Florida A&M University	12	2,283		395		89.8%	87.0%	12	96	384

The Greens at College Club (5)	2004	Feb-05	Florida A&M University	12	951		380		93.2%	92.5%	5	40	160

University Club Gainesville	1999	Feb-05	University of Florida	12	2,212		410		98.7%	98.4%	9	94	376

The Estates	2002	Mar-05	University of Florida	12	7,285		577		96.9%	94.0%	20	396	1,044

City Parc at Fry Street	2004	Mar-05	University of North Texas	12	2,829		542		99.0%	98.8%	8	136	418

Entrada Real	2000	Mar-06	University of Arizona	12	2,268		502		98.0%	98.1%	8	98	363

Royal Oaks (5)	1990	Mar-06	Florida State University	12	1,190		424		98.2%	97.3%	4	82	224

Royal Pavilion (5)	1991	Mar-06	Florida State University	12	1,084		423		98.5%	98.5%	4	60	204

Royal Village Tallahassee (5)	1992	Mar-06	Florida State University	12	1,531		426		97.8%	97.9%	4	75	288

Royal Village Gainesville	1996	Mar-06	University of Florida	12	2,734		486		97.5%	97.1%	8	118	448

Northgate Lakes	1997/98	Mar-06	The University of Central Florida	12	4,677		525		98.9%	98.9%	13	194	710

Royal Lexington	1994	Mar-06	The University of Kentucky	12	1,808		389		96.8%	100.0%	4	94	364

The Woods at Greenland	2001	Mar-06	Middle Tennessee State University	12	1,322		389		97.9%	98.2%	3	78	276

Raider’s Crossing	2002	Mar-06	Middle Tennessee State University	12	1,394		408		98.7%	98.6%	4	96	276

Raider’s Pass	2002/03	Mar-06	Texas Tech University	12	4,416		427		99.1%	99.3%	12	264	828

Aggie Station	2003	Mar-06	Texas A&M University	12	2,605		469		99.6%	99.6%	5	156	450

The Outpost San Marcos	2003/04	Mar-06	Texas State University – San Marcos	12	2,706		445		98.8%	99.0%	5	162	486

The Outpost San Antonio	2005	Mar-06	University of Texas – San Antonio	12	5,244		495		99.3%	99.3%	10	276	828

Property	Year Built	Date Acquired/ Developed	Primary University Served	Typical Lease Term (Mos)	Year Ended December 31, 2008 Revenue	Average Monthly Revenue/ Bed (1)	2008 Average Occupancy (1)	Occupancy as of 12/31/08	# of Buildings	# of Units	# of Beds

Callaway Villas	2006	Aug-06	Texas A&M University	12	5,352	608	99.1%	98.4%	20	236	704

Subtotal – Same Store Wholly-Owned Properties (6)					106,152	494	97.7%	97.1%	320	5,001	16,440

Village on Sixth	2000/ 2006	Jan-07	Marshall University	12	3,441	432	85.9%	94.5%	14	248	752

Newtown Crossing	2005/ 2007	Feb-07	University of Kentucky	12	5,792	529	89.0%	87.4%	7	356	942

Olde Town University Square	2005	Feb-07	University of Toledo	12	3,650	526	98.8%	98.7%	4	224	550

Peninsular Place	2005	Feb-07	Eastern Michigan University	12	2,882	491	90.6%	90.2%	2	183	478

University Centre	2007	Aug-07	Rutgers University, NJIT, Essex CCC	9/12	6,308	776	77.0%	91.8%	2	234	838

Sunnyside Commons (7)	1925- 2001	Feb-08	West Virginia University	12	662	384	98.6%	99.4%	9	68	161

Pirate’s Place (7)	1996	Feb-08	East Carolina University	12	1,268	265	81.2%	91.5%	12	144	528

University Highlands (7)	2004	June-08	University of Nevada at Reno	12	1,437	559	57.4%	67.3%	17	216	732

Jacob Heights I (5) (7)	2004	June-08	Minnesota State University	12	450	519	76.3%	74.1%	11	42	162

Jacob Heights III (5) (7)	2006	June-08	Minnesota State University	12	267	443	89.4%	86.5%	14	24	96

The Summit (5) (7)	2003	June-08	Minnesota State University	12	1,867	416	94.9%	95.4%	9	192	672

GrandMarc – Seven Corners (7)	2000	June-08	University of Minnesota	12	2,112	712	83.6%	89.1%	1	186	440

University Village – Sacramento (7)	1979	June-08	California State University –Sacramento	12	1,437	585	91.0%	91.9%	41	250	394

Aztec Corner (7)	1995	June-08	San Diego State University	12	2,522	608	99.3%	99.3%	3	180	606

University Crossings (7)	1926/ 2003	June-08	University of Pennsylvania / Drexel	12	3,845	471	97.0%	99.5%	1	260	1,016

Campus Corner (7)	1997	June-08	Indiana University	12	1,460	350	67.3%	77.9%	23	254	796

Tower at 3rd (7)	1973	June-08	University of Illinois	12	1,624	629	95.4%	95.9%	1	147	295

University Mills (7)	2002	June-08	University of Northern Iowa	12	1,136	422	89.1%	99.0%	11	121	481

Pirates Cove (7)	2000	June-08	East Carolina University	12	1,746	317	70.7%	70.3%	26	264	1,056

University Manor (7)	2002	June-08	East Carolina University	12	1,321	468	77.9%	87.7%	18	168	600

Brookstone Village (7)	1993	June-08	UNC – Wilmington	12	663	406	95.5%	95.8%	12	124	238

Campus Walk – Wilmington (7)	1989	June-08	UNC – Wilmington	12	1,066	527	95.8%	97.2%	12	289	290

Riverside Estates (7)	1994	June-08	University of South Carolina	12	1,834	544	84.3%	96.4%	18	205	700

Cambridge at Southern (7)	2006	June-08	Georgia Southern University	12	1,685	668	78.7%	89.4%	13	228	564

Campus Club – Statesboro (7)	2003	June-08	Georgia Southern University	12	2,449	393	89.7%	90.5%	26	276	984

University Pines (7)	2001	June-08	Georgia Southern University	12	1,371	524	85.4%	96.6%	13	144	552

Lakeside (7)	1991	June-08	University of Georgia	12	1,875	490	83.5%	92.9%	20	244	776

The Club (7)	1989	June-08	University of Georgia	12	884	433	75.1%	91.7%	17	120	480

Pegasus Connection (7)	1999	June-08	Central Florida	12	3,163	769	77.8%	88.7%	21	306	930

Property	Year Built	Date Acquired/ Developed	Primary University Served	Typical Lease Term (Mos)	Year Ended December 31, 2008 Revenue	Average Monthly Revenue/ Bed (1)		2008 Average Occupancy (1)	Occupancy as of 12/31/08	# of Buildings	# of Units	# of Beds

University Place (7)	2003	June-08	University of Virginia	12	1,119	398		76.3%	77.3%	12	144	528

Southview (7)	1998	June-08	James Madison University	12	2,767	512		89.7%	99.7%	21	240	960

Stonegate (7)	2000	June-08	James Madison University	12	1,991	423		98.8%	99.4%	15	168	672

The Commons (7)	1991	June-08	James Madison University	12	1,329	466		87.4%	97.2%	11	132	528

University Gables (7)	2001	June-08	Middle Tennessee State University	12	1,276	337		77.3%	78.1%	15	168	648

Campus Ridge (7)	2003	June-08	East Tennessee State University	12	1,185	344		92.8%	93.6%	10	132	528

The Enclave I (7)	2002	June-08	Bowling Green State University	12	709	297		68.1%	65.6%	11	120	480

Hawks Landing (7)	1994	June-08	Miami University of Ohio	12	731	330		68.1%	74.0%	13	122	484

Willowtree Apartments (5) (7)	1968	June-08	University of Michigan	12	1,588	449		90.7%	91.2%	13	310	568

Willowtree Towers (5) (7)	1974	June-08	University of Michigan	12	791	425		95.8%	96.5%	3	163	283

Abbott Place (7)	1999	June-08	Michigan State University	12	1,638	444		85.3%	94.8%	9	222	654

University Centre – Kalamazoo (7)	2004	June-08	Western Michigan University	12	1,213	388		60.3%	57.6%	23	232	700

University Meadows (7)	2001	June-08	Central Michigan University	12	1,180	339		80.1%	82.3%	23	184	616

Campus Way (7)	1993	June-08	University of Alabama	12	1,619	371		92.5%	93.6%	9	196	684

Campus Walk – Oxford (7)	2001	June-08	University of Mississippi	12	739	494		52.9%	56.9%	10	108	432

Campus Trails (7)	1991	June-08	Mississippi State University	12	1,038	401		87.6%	97.7%	14	156	480

University Pointe (7)	2004	June-08	Texas Tech University	12	2,189	478		96.5%	96.6%	11	204	682

University Trails (7)	2003	June-08	Texas Tech University	12	2,027	441		96.9%	98.7%	20	240	684

Vista del Sol (8) (9)	2008	Aug-08	Arizona State University	12	5,708	591		99.4%	99.0%	12	613	1,866

Villas at Chestnut Ridge (8)	2008	Aug-08	State University of New York – Buffalo	12	1,665	662		99.0%	98.7%	12	196	552

Barrett Honors College (10)	2009	Aug-09	Arizona State University	12	-	-		-	-	7	601	1,720

Subtotal – New Wholly-Owned Properties					92,719	481		85.1%	89.6%	652	10,348	31,858

Total – Wholly-Owned Properties					198,871	486		89.6%	92.2%	972	15,349	48,298

ON-CAMPUS PARTICIPATING PROPERTIES (11) (12)

University Village – PVAMU	1996/ 97/98	Aug-96 Aug-98	Prairie View A&M University	9	8,652	480		95.9%	98.2%	30	612	1,920

University College – PVAMU	2000/ 2003	Aug-00 Aug-03	Prairie View A&M University	9	6,132	477		89.4%	88.3%	14	756	1,470

University Village – TAMIU	1997	Aug-97	Texas A&M International University	9	1,174	464		91.4%	87.6%	4	84	250

Cullen Oaks	2001/ 2005	Aug-01 Aug-05	The University of Houston	9	6,084	651		99.4%	99.7%	4	411	879

Total - On-Campus Participating Properties					22,042	511		93.6%	94.7%	52	1,863	4,519

Grand Total- All Properties					$220,913	$488	(13)	89.9%	92.4%	1,024	17,212	52,817

(1)
Average monthly revenue per bed is calculated based upon our base rental revenue earned during typical lease terms for the year ended December 31, 2008 divided by average occupied beds over the typical lease term.  Average occupancy is calculated based on the average number of occupied beds during typical lease terms for the year ended December 31, 2008 divided by total beds.

(2)	Although we hold an 80% interest in the property, because of our preferred distribution rights, we currently receive substantially all of the property's net cash flow.

(3)	As rent at this property includes food services, revenue is not comparable to the other properties in this chart.

(4)	Subject to a 75-year ground lease with Temple University.

(5)
For lease administration purposes, University Club Tallahassee and The Grove at University Club are reported combined, College Club Tallahassee and The Greens at College Club are reported combined, Royal Oaks, Royal Pavilion, and Royal Village Tallahassee are reported combined, Jacob Heights I, Jacob Heights III, and The Summit are reported combined, and Willowtree Apartments and Willowtree Towers are reported combined.  As a result, revenue for the year ended December 31, 2008 is allocated to the respective properties based on relative bed count.

(6)	Our same store wholly-owned portfolio represents properties that were owned by us for both of the full years ended December 31, 2008 and 2007.

(7)	These properties were acquired during 2008. Average occupancy is calculated based on the period these properties were owned and operated by us in 2008.

(8)	This property completed construction and opened in the Fall 2008 semester. Average occupancy is calculated based on the period this property was operating in 2008.

(9)	Subject to a 65-year ground/facility lease with Arizona State University.

(10)	Currently under development with a scheduled completion date of August 2009. Subject to a 65-year ground/facility lease with Arizona State University.

(11)
Although our on-campus participating properties accounted for 10.8% of our units, 8.6% of our beds and 10.0% of our revenues for the year ended December 31, 2008, because of the structure of their ownership and financing we have only received approximately $1.4 million in distributions of excess cash flow during the year ended December 31, 2008. The ground/facility leases through which we own our on-campus participating properties provide that the university lessor may purchase our interest in and assume the management of the facility.

(12)	Subject to ground/facility leases with their primary university systems. Average occupancy is calculated based on the nine month academic year (excluding the summer months).

(13)	Does not include revenues from The Callaway House because of its food service component.

Item 3. Legal Proceedings

From time to time, we are subject to various lawsuits, claims and proceedings arising in the ordinary course of business.  As of December 31, 2008, none of these were expected to have a material adverse effect on our cash flows, financial condition, or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our stockholders during the quarter ended December 31, 2008.

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

	High	Low	Distributions Declared
Quarter ended March 31, 2007	$32.52	$28.35	$0.3375
Quarter ended June 30, 2007	$31.68	$27.12	$0.3375
Quarter ended September 30, 2007	$29.56	$24.30	$0.3375
Quarter ended December 31, 2007	$30.52	$23.18	$0.3375
Quarter ended March 31, 2008	$29.50	$24.84	$0.3375
Quarter ended June 30, 2008	$32.08	$26.53	$0.3375
Quarter ended September 30, 2008	$34.75	$27.28	$0.3375
Quarter ended December 31, 2008	$37.00	$15.05	$0.3375

Holders

As of January 31, 2009, there were approximately 15,000 holders of record of the Company’s common stock and 42,354,283 shares of common stock outstanding.

Distributions

We intend to continue to declare quarterly distributions on our common stock. The actual amount, timing and form of payment of distributions, however, will be at the discretion of our Board of Directors and will depend upon our financial condition in addition to the requirements of the Code, and no assurance can be given as to the amounts, timing or form of payment of future distributions.  The payment of distributions is subject to restrictions under the Company’s $160 million revolving credit facility described in Note 11 to the Consolidated Financial Statements in Item 8 and discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 under Liquidity and Capital Resources.

Equity Compensation Plans

We have adopted the 2004 Incentive Award Plan (the “Plan”). The Plan provides for the grant to selected employees and directors of the Company and the Company’s affiliates of stock options, common units of limited partnership interest in the Operating Partnership (“Common Units”), profits interest units (“PIUs”), restricted stock units (“RSUs”), restricted stock awards (“RSAs”), and other stock-based incentive awards.  The Company has reserved a total of 1,210,000 shares of the Company’s common stock for issuance pursuant to the Plan, subject to certain adjustments for changes in the Company’s capital structure, as defined in the Plan.  Refer to Note 12 in the accompanying Notes to Consolidated Financial Statements in Item 8 for a more detailed description of the Plan.  As of December 31, 2008, the total units and shares issued under the Plan were as follows:

	# of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	# of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders	623,289	(1)	$-0-	586,711
Equity Compensation Plans Not Approved by Security Holders	n/a		n/a	n/a

(1)
Consists of RSUs granted to non-employee Board of Director members, RSAs granted to its executive officers and certain employees and common units of limited partnership interest in the Operating Partnership.

Item 6.  Selected Financial Data

The following table sets forth selected financial and operating data on a consolidated historical basis for the Company and on a combined historical basis for our predecessor entities (the “Predecessor”).  Results for the year ended December 31, 2004 represent the combined historical data for our Predecessor for the period from January 1, 2004 to August 16, 2004 as well as the consolidated results for our Company for the period from August 17, 2004 to December 31, 2004.

The following data should be read in conjunction with the Notes to Consolidated Financial Statements in Item 8 and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7.

	As of and for the Year Ended December 31,
	2008	2007	2006	2005	2004
Statements of Operations Information:
Revenues	$235,413	$147,135	$118,953	$82,522	$56,230
(Loss) income from continuing operations	(13,008)	(1,686)	1,662	1,751	(1,350)
Discontinued operations:
(Loss) income attributable to
discontinued operations	(47)	-	2,287	2,028	50
Gain (loss) from disposition of real estate	-	-	18,648	5,883	(39)
Net (loss) income	(13,055)	(1,686)	22,597	9,662	(1,339)

Per Share and Distribution Data:
Earnings per diluted share:
(Loss) income from continuing operations	$(0.34)	$(0.07)	$0.08	$0.12	$0.05 (1)
Discontinued operations	-	-	1.09	0.53	0.10 (1)
Net (loss) income	(0.34)	(0.07)	1.17	0.65	0.15 (1)
Cash distributions declared per share / unit	1.35	1.35	1.35	1.35	0.1651 (1)
Cash distributions declared	50,563	32,931	25,287	20,180	2,084 (1)

Balance Sheet Data:
Total assets	$2,183,909	$1,076,296	$884,381	$550,862	$367,628
Secured debt	1,262,221	533,430	432,294	291,646	201,014
Unsecured revolving credit facility	14,700	9,600	-	-	-
Capital lease obligations	2,555	2,798	2,348	1,679	598
Stockholders' equity	787,984	444,377	369,474	223,227	138,229

Selected Owned Property Information:
Owned properties	86	44	38	25	18
Units	17,212	9,519	7,711	5,620	4,317
Beds	52,817	28,657	23,663	17,109	12,955
Occupancy as of December 31,	92.4%	95.1%	96.2%	97.0%	97.1%

Net cash provided by operating activities	$32,887	$29,047	$35,237	$20,429	$17,778
Net cash used in investing activities	(432,410)	(187,591)	(102,718)	(111,755)	(63,621)
Net cash provided by financing activities	413,050	91,510	121,947	111,332	45,251

Funds From Operations ("FFO"):
Net (loss) income	$(13,055)	$(1,686)	$22,597	$9,662	$(1,339)
Minority interests	236	255	2,038	164	(100)
(Gain) loss from disposition of real estate	-	-	(18,648)	(5,883)	39
Loss from unconsolidated joint ventures	1,619	108	-	-	-
FFO from unconsolidated joint ventures	(487)	(108)	-	-	-
Real estate related depreciation and amortization	56,459	29,824	24,956	16,032	10,009
Funds from operations (2) (3)	$44,772	$28,393	$30,943	$19,975	$8,609

(1)	Represents per share information and cash distributions declared during the period from August 17, 2004 (our IPO date) through December 31, 2004.

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

(3)
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

On June 11, 2008, we completed the acquisition of GMH’s student housing business.  At the time of closing, the GMH student housing portfolio consisted of 42 wholly-owned properties containing 24,939 beds located in various markets throughout the country.  Two of the acquired properties totaling 1,468 beds were sold in the third quarter of 2008.  The total consideration paid for GMH was approximately $1,018.7 million, inclusive of transaction costs.

In February 2008, we acquired a 144-unit, 528-bed property (Pirate’s Place) located near the campus of East Carolina University in Greenville, North Carolina, for a purchase price of $10.6 million, which excludes $0.8 million of transaction costs, initial integration expenses and capital expenditures.  As part of the transaction, we assumed approximately $7.0 million in fixed-rate mortgage debt with an annual interest rate of 7.15% and remaining term to maturity of 14.9 years.

In February 2008, we also acquired a 68-unit, 161-bed property (Sunnyside Commons) located near the campus of West Virginia University in Morgantown, West Virginia, for a purchase price of $7.5 million, which excludes $0.6 million of transaction costs, initial integration expenses and capital expenditures.  We did not assume any debt as part of this transaction.

Property Portfolio

As of December 31, 2008, our total property portfolio contained 86 student housing properties with approximately 52,800 beds and 17,200 apartment units, all of which we manage.  Our communities contain modern housing units and are supported by a resident assistant system and other student-oriented programming, with many offering resort-style amenities.

As of December 31, 2008, our property portfolio included 82 wholly-owned properties, which consisted of 80 owned off-campus properties that are in close proximity to 63 colleges and universities in 24 states and two owned on-campus properties, of which one is currently under construction.  The net operating income of these student housing communities, which is one of the financial measures that we use to evaluate community performance, is affected by the demand and supply dynamics within our markets, which drives our rental rates and occupancy levels and is affected by our ability to control operating costs.  Our overall operating performance is also impacted by the general availability and cost of capital and the performance of our newly developed and acquired student housing communities.  Our primary business objectives are to create long-term stockholder value by accessing capital on cost effective terms, deploying that capital to develop, redevelop and acquire student housing communities and selling communities when they no longer meet our long-term investment strategy and when market conditions are favorable.

The construction of our two owned on-campus properties is funded with our equity through the ACE program which enables colleges and universities to preserve their credit capacity to fund core academic infrastructure.  Each of these properties operate under a ground/facility lease with a related university system.

Additionally, we participate with two university systems in the ownership of four on-campus properties under long-term ground/facility leases; we refer to these properties as our “on-campus participating properties.”

Third-Party Development and Management Services

We also provide development and construction management services for student housing properties owned by universities, 501(c) 3 foundations and others.  Our clients have included some of the nation’s most prominent systems of higher education, including the State University of New York System, the University of California System, the University of Houston System, the Texas A&M University System, the Texas State University System, the University of Georgia System, the University of North Carolina System, the Purdue University System, the University of Colorado System, and the West Virginia University System.  We have developed student housing properties for these clients and a majority of the time have been retained to manage these properties following their opening.  Since 1996, we have developed and assisted in securing financing for 34 third-party student housing properties.  As of December 31, 2008, we were under contract on four projects that are currently in progress and whose fees range from $0.2 million to $7.6 million.  As of December 31, 2008, fees of approximately $4.8 million remained to be earned by us with respect to these projects, which have scheduled completion dates of July 2009 through August 2010.

As of December 31, 2008, we owned a minority interest in two joint ventures that owned an aggregate of 21 student housing properties with approximately 12,100 beds in approximately 3,600 units.  We also provide third-party management and leasing services for 34 properties that represent approximately 24,300 beds in approximately 8,900 units, five of which we developed.  Our third-party management and leasing services are typically provided pursuant to multi-year management contracts that have an initial term that ranges from one to five years.  As of December 31, 2008, our total owned, joint venture and third-party managed portfolio was comprised of 141 properties that represented approximately 89,200 beds in approximately 29,700 units.

We believe that the ownership and operation of student housing communities in close proximity to selected colleges and universities presents an attractive long-term investment opportunity for our investors.  We intend to continue to execute our strategy of identifying existing differentiated, typically highly amenitized, student housing communities or development opportunities in close proximity to university campuses with high barriers to entry which are projected to experience substantial increases in enrollment and/or are under-serviced in terms of existing on and/or off-campus student housing.  While fee revenue from our third-party development, construction management and property management services allows us to develop strong and key relationships with colleges and universities, this area has over time become a smaller portion of our operations due to the continued focus on and growth of our wholly-owned property portfolio.  Nevertheless, we believe these services continue to provide synergies with respect to our ability to identify, close, and successfully operate student housing properties.

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

Results of Operations

Comparison of the Years Ended December 31, 2008 and December 31, 2007

The following table presents our results of operations for the years ended December 31, 2008 and 2007, including the amount and percentage change in these results between the two periods.

	Year Ended December 31,
	2008	2007	Change ($)	Change (%)
Revenues:
Wholly-owned properties	$196,535	$116,286	$80,249	69.0%
On-campus participating properties	22,042	20,966	1,076	5.1%
Third-party development services	7,922	5,490	2,432	44.3%
Third-party management services	6,578	2,821	3,757	133.2%
Resident services	2,336	1,572	764	48.6%
Total revenues	235,413	147,135	88,278	60.0%

Operating expenses:
Wholly-owned properties	102,686	55,155	47,531	86.2%
On-campus participating properties	10,771	9,379	1,392	14.8%
Third-party development and management services	11,123	5,708	5,415	94.9%
General and administrative	11,274	17,660	(6,386)	(36.2%)
Depreciation and amortization	57,555	30,444	27,111	89.1%
Ground/facility leases	1,778	1,622	156	9.6%
Total operating expenses	195,187	119,968	75,219	62.7%

Operating income	40,226	27,167	13,059	48.1%

Nonoperating income and (expenses):
Interest income	1,131	1,477	(346)	(23.4%)
Interest expense	(50,038)	(27,871)	(22,167)	79.5%
Amortization of deferred financing costs	(2,570)	(1,340)	(1,230)	91.8%
Loss from unconsolidated joint ventures	(1,619)	(108)	(1,511)	1399.1%
Other nonoperating income	486	-	486	100.0%
Total nonoperating expenses	(52,610)	(27,842)	(24,768)	89.0%

Loss before taxes, minority interests, and discontinued operations	(12,384)	(675)	(11,709)	1734.7%
Income tax provision	(388)	(756)	368	(48.7%)
Minority interests	(236)	(255)	19	(7.5%)
Loss from continuing operations	(13,008)	(1,686)	(11,322)	671.5%

Discontinued operations:
Loss attributable to discontinued operations	(47)	-	(47)	100.0%
Net loss	$(13,055)	$(1,686)	$(11,369)	674.3%

Wholly-Owned Properties Operations

Revenues from our wholly-owned properties increased by $80.2 million in 2008 as compared to 2007 primarily due to the acquisition of GMH’s student housing business in June 2008, the acquisition of two properties during the first quarter 2008, the completion of construction and opening of Vista del Sol and Villas at Chestnut Ridge in August 2008, and the completion of construction and opening of University Centre in August 2007.  Operating expenses increased by approximately $47.5 million in 2008 compared to 2007, primarily due to the same factors which affected the increase in revenues.

New Property Operations.  On June 11, 2008, we acquired GMH’s student housing business, including 42 properties containing 24,939 beds located in various markets throughout the country.  Of the 42 properties acquired, two were under contract to be sold on the acquisition date and were sold in July and August 2008.  The sold properties’ net loss through the date of disposition is reflected as discontinued operations for 2008.  During 2008, the remaining 40 properties acquired from GMH contributed an additional $61.3 million of revenues and an additional $39.2 million of operating expenses.  In addition, we acquired two properties in February 2008: Pirate’s Place, located near the campus of East Carolina University in Greenville, North Carolina; and Sunnyside Commons, located near the campus of West Virginia University in Morgantown, West Virginia.  In August 2008, we completed construction of and opened Vista del Sol, serving students attending Arizona State University, and Villas at Chestnut Ridge, serving students attending SUNY-Buffalo.  Additionally, in August 2007, we completed construction of and opened University Centre, serving students attending Rutgers University, NJIT and various surrounding educational institutions.  These non-GMH new properties contributed an additional $16.1 million of revenues and an additional $6.2 million of operating expenses during 2008 as compared to 2007.

Same Store Property Operations (Excluding New Property Activity).  We had 32 properties containing 16,440 beds which were operating during both 2008 and 2007.  These properties produced revenues of $106.2 million and $102.6 million during 2008 and 2007, respectively, an increase of $3.6 million.  This increase was primarily due to an increase in average rental rates during 2008 as compared to 2007.  The average occupancy for this group of properties remained relatively flat at 96.9% for both 2008 and 2007.  Revenues in 2009 will be dependent on our ability to maintain our current leases in effect for the 2008/2009 academic year and our ability to obtain appropriate rental rates and desired occupancy for the 2009/2010 academic year at our various properties during our leasing period, which typically begins in January and ends in August.

At these same store properties, operating expenses increased by $2.1 million, to $49.0 million in 2008 as compared to $46.9 million in 2007.  This increase was primarily due to marketing costs, costs associated with the 2008 hurricane season, property taxes, and utilities.  We anticipate that operating expenses for our same store property portfolio in 2009 will increase slightly as compared with 2008 as a result of expected increases in utility costs, insurance costs, property taxes and general inflation.

On-Campus Participating Properties (“OCPP”) Operations

Same Store OCPP Operations.  We had four participating properties containing 4,519 beds which were operating during both 2008 and 2007.  Revenues from our same store participating properties increased to $22.0 million in 2008 from $21.0 million in 2007, an increase of $1.0 million.  This increase was primarily due to an increase in average rental rates, offset by a decrease in average occupancy from 78.2% in 2007 to73.7% in 2008.

At these properties, operating expenses increased to $10.8 million in 2008 from $9.4 million in 2007, an increase of $1.4 million.  This increase was primarily due to costs associated with the 2008 hurricane season and utilities.  We anticipate that operating expenses in 2009 will increase slightly as compared with 2008 as a result of expected increases in insurance costs, utility costs and general inflation.

Third-Party Development Services Revenue

Third-party development services revenue increased by $2.4 million from $5.5 million in 2007 to $7.9 million in 2008.  This increase was primarily due to projects with larger fees in progress during 2008 as compared to 2007.  We had six projects in progress during 2008 with an average contractual fee of approximately $3.1 million, as compared to 2007 during which we had seven projects in progress with an average contractual fee of approximately $1.7 million.

Closing of additional third-party development services projects during 2009 will be dependent upon the Company’s university clients obtaining project financing, which has been adversely affected by current capital market conditions.  Subject to the university clients obtaining project financing, we anticipate third-party development services revenue to increase in 2009 due to awards obtained during 2008 and 2007 that are expected to commence during 2009.  Development services revenues are dependent on our ability to successfully be awarded such projects, the amount of the contractual fee related to the project and the timing and completion of the development and construction of the project.  In addition, to the extent projects are completed under budget, we may be entitled to a portion of such savings, which are recognized as revenue when performance has been agreed upon by all parties, or when performance has been verified by an independent third-party.  It is possible that projects for which we have deferred pre-development costs will not close and that we will not be reimbursed for such costs.  The pre-development costs associated therewith will ordinarily be charged against income for the then-current period.

Third-Party Management Services Revenue

Third-party management services revenues increased by $3.8 million from $2.8 million in 2007 to $6.6 million in 2008.  This increase was primarily due to an additional $2.5 million in management fees recognized during 2008 from third party management contracts assumed as part of the GMH acquisition, including 21 properties owned in two joint ventures in which we have a 10% interest.  The remainder of the increase was primarily the result of the commencement of five management contracts in the fourth quarter of 2007 and the commencement of six management contracts in the second quarter of 2008.  We anticipate that third-party management services revenues in 2009 will increase as compared with 2008, primarily as a result of the previously mentioned contracts assumed from GMH and new contracts obtained during 2008.

Resident Services

Resident services revenue represents revenue earned by our TRS related to the provision of certain services to residents at our properties, such as food service, housekeeping, and resident programming activities.  These services are provided to the residents at market rates and under an agreement between the TRS and the Operating Partnership, payments from residents are collected by the properties on behalf of the TRS in conjunction with their collection of rents.  Revenue from resident services increased approximately $0.7 million from $1.6 million in 2007 to $2.3 million in 2008.  This increase was primarily due to additional revenue earned during 2008 from the acquired properties discussed above and the timing of completion of construction and opening of wholly-owned properties.  As a business strategy, our level of services provided to residents by the TRS is only incidental to that which is necessary to maintain or increase occupancy.  We anticipate that resident services revenue will increase in 2009 as compared to 2008 as additional revenues are generated from the timing of acquisitions and development properties placed into service.

Third Party Development and Management Services Expenses

Third party development and management services expenses increased by $5.4 million, from $5.7 million in 2007 to $11.1 million in 2008.  This increase was primarily due to an increase in payroll and related costs as a result of an increase in activity for potential ACE projects and new management contracts assumed from GMH.  Third-party development and management services expenses for 2009 will be dependent on the level of awards we pursue, the level of new management contracts obtained, and as previously mentioned, any pre-development costs charged against income for projects which do not close.

General and Administrative

General and administrative expenses decreased approximately $6.4 million, from $17.7 million in 2007 to $11.3 million in 2008.  This decrease was primarily due to a $10.4 million compensation charge recorded in 2007 related to the Company’s 2004 Outperformance Bonus Plan.  This decrease was offset by additional transition and integration expenses related to the acquisition of GMH and additional staffing, benefits, rent and public company costs related to both the GMH acquisition and company growth experienced during 2008.  We anticipate general and administrative expenses to increase in 2009 as a result of the previously mentioned increases in corporate staffing levels experienced as a result of the recent growth of our wholly-owned portfolio, including our acquisition of GMH.

Depreciation and Amortization

Depreciation and amortization increased approximately $27.1 million from $30.4 million in 2007 to $57.5 million in 2008.  This increase was primarily due to the acquisition of the GMH student housing business in June 2008, the acquisition of two properties during the first quarter 2008, the completion of construction and opening of Vista del Sol and Villas at Chestnut Ridge in August 2008, and the completion of construction and opening of University Centre in August 2007.   The GMH properties contributed an additional $22.6 million to depreciation expense in 2008, of which $8.8 million related to the valuation assigned to in-place leases for such properties.  We expect depreciation and amortization in 2009 to increase from 2008 as a result of the addition of the GMH properties to our portfolio and a full year of depreciation on properties acquired and placed in service during 2008.

Amortization of deferred financing costs increased approximately $1.2 million from $1.3 million in 2007 to $2.5 million in 2008, primarily due to the amortization of additional finance costs incurred to assume debt on properties acquired from GMH and the senior secured term loan entered into in May 2008.  We expect amortization of deferred financing costs in 2009 to increase due to debt assumed in connection with our acquisition of GMH’s student housing business as well as the senior secured term loan.

Ground Lease Expense

Ground lease expense increased by $0.2 million, from $1.6 million in 2007 to $1.8 million in 2008, primarily due to ground/facility lease costs incurred for Vista del Sol which completed construction and opened in August 2008.  We expect ground lease expense in 2009 to increase due to the timing of Vista del Sol being placed in service during 2008 and the anticipated completion and opening of Barrett Honors College in August 2009.

Interest Income

Interest income decreased by approximately $0.4 million, from $1.5 million in 2007 to $1.1 million in 2008.  This decrease was primarily due to interest earned during 2007 on the remaining proceeds from our September 2006 equity offering and net proceeds from the disposition of an owned off-campus property in December 2006, which was offset by interest earned during 2008 on proceeds from our April 2008 equity offering.

Interest Expense

Interest expense increased approximately $22.1 million, from $27.9 million in 2007 to $50.0 million in 2008.  This increase was primarily due to $598.8 million of mortgage debt assumed from GMH in June 2008 at a weighted average rate of 5.43% (including a net discount of $9.4 million to reflect the fair market value of debt assumed.)  The debt assumed for properties acquired from GMH contributed an additional $18.3 million of interest expense in 2008.  We also incurred an additional $2.4 million of interest expense related to the senior secured term loan entered into in May 2008 to fund a portion of the cash consideration paid in our acquisition of GMH.  An additional $1.9 million of interest expense was incurred during 2008 related to the loans for Vista del Sol and Villas at Chestnut Ridge, which completed construction and were placed into service in August 2008.  Acquisitions during 2007 and 2008 also contributed an additional $0.9 million of interest expense during 2008.  These increases were offset by a decrease in interest expense of approximately $0.4 million associated with the pay-down of the construction loan for University Centre in October 2007, as well as a decrease of approximately $0.2 million associated with a lower interest rate incurred on our variable rate revolving credit facility.  We anticipate that interest expense will increase in 2009 due to additional interest expense incurred in connection with our acquisition of GMH’s student housing business as well as the senior secured term loan entered into in May 2008.

Loss from unconsolidated joint venture

Loss from unconsolidated joint ventures represents our share of the net income (loss) from the Hampton Roads military housing joint venture in which we have a minimal economic interest, as well as our 10 % share of the income (loss) from two joint ventures owning 21 properties formed or assumed as part of our acquisition of GMH in June 2008.

The loss from unconsolidated joint ventures of $1.6 million for 2008 was primarily due to the loss from a 15-property joint venture entered into in connection with our acquisition of GMH.  The joint venture recognized a net loss for 2008 primarily because of the amortization recorded on the value assigned to in-place leases on the joint venture formation date.  In addition, this 15-property joint venture includes two properties located in Louisiana that incurred significant maintenance costs during 2008 associated with the hurricane season.

Other Nonoperating Income

Other nonoperating income of $0.5 million for 2008 represents tax incentive amounts received in cash during the period related to a property we acquired in February 2007 located in Ypsilanti, Michigan.  Upon acquisition of this property, any future potential benefit of such tax incentive was assumed from the seller.

Income Tax Provision

The provision for income taxes decreased by $0.4 million, from $0.8 million in 2007 to $0.4 million in 2008.  This decrease was primarily related to the write-off of the Company’s deferred tax asset in the amount of $0.5 million during 2007 in order to account for the tax impact of the 2004 Outperformance Bonus Plan.

We are subject to federal, state and local income taxes as a result of the services provided by our TRSs, which include our third-party services revenues, resident services revenues and the operations of our on-campus participating properties.  As a result, the income earned by our TRSs, unlike our results from our owned properties, is subject to taxation.  The amount of income taxes to be recognized is dependent on the operating results of the TRSs.

Comparison of the Years Ended December 31, 2007 and December 31, 2006

The following table presents our results of operations for the years ended December 31, 2007 and 2006, including the amount and percentage change in these results between the two periods.

	Year Ended December 31,
	2007	2006	Change ($)	Change (%)
Revenues:
Wholly-owned properties	$116,286	$89,264	$27,022	30.3%
On-campus participating properties	20,966	19,960	1,006	5.0%
Third-party development services	5,490	5,778	(288)	(5.0%)
Third-party management services	2,821	2,532	289	11.4%
Resident services	1,572	1,419	153	10.8%
Total revenues	147,135	118,953	28,182	23.7%

Operating expenses:
Wholly-owned properties	55,155	42,620	12,535	29.4%
On-campus participating properties	9,379	8,970	409	4.6%
Third-party development and management services	5,708	5,564	144	2.6%
General and administrative	17,660	6,278	11,382	181.3%
Depreciation and amortization	30,444	24,864	5,580	22.4%
Ground/facility lease	1,622	857	765	89.3%
Total operating expenses	119,968	89,153	30,815	34.6%

Operating income	27,167	29,800	(2,633)	(8.8%)

Nonoperating income and (expenses):
Interest income	1,477	1,230	247	20.1%
Interest expense	(27,871)	(25,937)	(1,934)	7.5%
Amortization of deferred financing costs	(1,340)	(1,365)	25	(1.8%)
Loss from unconsolidated joint venture	(108)	-	(108)	100.0%
Total nonoperating expenses	(27,842)	(26,072)	(1,770)	6.8%

(Loss) income before income taxes, minority interests, and discontinued operations	(675)	3,728	(4,403)	(118.1%)
Income tax provision	(756)	(28)	(728)	2600.0%
Minority interests	(255)	(2,038)	1,783	(87.5%)
(Loss) income from continuing operations	(1,686)	1,662	(3,348)	(201.4%)

Discontinued operations:
Income attributable to discontinued operations	-	2,287	(2,287)	(100.0%)
Gain from disposition of real estate	-	18,648	(18,648)	(100.0%)
Total discontinued operations	-	20,935	(20,935)	(100.0%)
Net (loss) income	$(1,686)	$22,597	$(24,283)	(107.5%)

Wholly-Owned Properties Operations

Revenues and operating expenses from our wholly-owned properties increased by $27.0 million and $12.5 million, respectively, in 2007 as compared to 2006.  These increases were primarily due to the acquisition of four properties during the first quarter of 2007, the acquisition of a 13-property portfolio (the “Royal Portfolio”) in March 2006, and the completion of construction and opening of Callaway Villas in August 2006 and University Centre in August 2007.  The Village on University was sold in December 2006 and is therefore not reflected in operating revenues and expenses but is included in discontinued operations.

New Property Operations.  In January 2007, we acquired Village on Sixth and in February and August 2007 we acquired the Edwards Portfolio.  In March 2006, we also acquired the 13-property Royal Portfolio, consisting of 5,745 beds.  Finally, in August 2006, we completed construction of and opened Callaway Villas and in August 2007 we completed construction of and opened University Centre.  These new properties contributed $24.7 million of additional revenues and $11.8 million of additional operating expenses in 2007 as compared to 2006.

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

At these same store properties, operating expenses increased by $0.7 million, to $29.7 million in 2007 as compared to $29.0 million in 2006.  This increase was primarily the result of an increase in maintenance costs, payroll and bad debt expense, offset by utility savings and marketing cost savings related to our early lease-up for the 2007/2008 academic year.

On-Campus Participating Properties (“OCPP”) Operations

Same Store OCPP Operations.  We had four participating properties containing 4,519 beds which were operating during both 2007 and 2006.  Revenues from our same store participating properties increased to $21.0 million in 2007 from $20.0 million in 2006, an increase of $1.0 million.  This increase was primarily due to an increase in average occupancy from 73.1% in 2006 to 78.2% in 2007, as well as an increase in average rental rates.

At these existing properties, operating expenses increased to $9.4 million in 2007 from $9.0 million in 2006, an increase of $0.4 million.  This increase was primarily the result of an increase in maintenance costs incurred at one of our participating properties and an increase in bad debt expense at another one of our participating properties.

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

Resident Services

Revenue from resident services increased approximately $0.2 million from $1.4 million in 2006 to $1.6 million in 2007.  This increase was primarily due to additional revenue earned during 2007 from the acquired properties discussed above and the completion of construction and opening of Callaway Villas in August 2006 and University Centre in August 2007.

General and Administrative

General and administrative expenses increased approximately $11.4 million, from $6.3 million in 2006, to $17.7 million in 2007.  This increase was primarily due to a compensation charge of $10.4 million recorded in 2007 related to the Company’s 2004 Outperformance Bonus Plan, which is more fully discussed in Note 12 in the accompanying Notes to Consolidated Financial Statements contained in Item 8 herein.  In addition, we experienced an increase in payroll and other related costs as a result of overall increases in corporate staffing levels due to the recent growth in our wholly-owned property portfolio from the property acquisitions and wholly-owned developments completed in 2007 and 2006.

Depreciation and Amortization

Depreciation and amortization increased approximately $5.5 million from $24.9 million in 2006 to $30.4 million in 2007.  This increase was due to the acquisition of four properties during the first quarter of 2007, the acquisition of the 13-property Royal Portfolio in March 2006, the completion of construction and opening of an owned development project in August 2006 and the completion of construction and opening of another owned development project in August 2007.  In conjunction with the acquisition of the four properties during the first quarter of 2007 and the 13-property Royal Portfolio on March 1, 2006, a valuation was assigned to in-place leases which were amortized over the remaining lease terms of the acquired leases (generally less than one year).  This contributed $1.2 million and $2.3 million of additional depreciation and amortization expense in 2007 and 2006, respectively, a decrease of $1.1 million.

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

Please refer to Note 6 in the accompanying Notes to Consolidated Financial Statements contained in Item 8 herein for a table summarizing the results of operations of the properties sold during the year ended December 31, 2006.

Cash Flows

Comparison of Years Ended December 31, 2008 and December 31, 2007

Operating Activities

For the year ended December 31, 2008, net cash provided by operating activities before changes in working capital accounts provided $50.3 million, as compared to $34.5 million for the year ended December 31, 2007, an increase of $15.8 million.  Changes in working capital accounts utilized $17.5 million and $5.5 million for the years ended December 31, 2008 and 2007, respectively, an increase of $12.0 million.  This increase in cash utilized for operating activities was primarily due to increased activity in accounts payable, accrued expenses, and lender escrow accounts resulting from the additional properties acquired from GMH and overall company growth.

Investing Activities

Investing activities utilized $432.4 million and $187.6 million for the years ended December 31, 2008 and 2007, respectively.  The increase in cash utilized in investing activities during the year ended December 31, 2008 related primarily to a $230.7 million increase in the use of cash to acquire 44 properties and land compared to the acquisition of four properties during 2007.  In June 2008, we used approximately $269.4 million of cash to acquire the GMH student housing business, including 42 properties containing 24,939 beds located in various markets throughout the country.  In addition, we acquired two properties during the first quarter of 2008.  We experienced an increase in cash used in 2008 for capital expenditures at our wholly-owned properties as we began renovations at several GMH properties.  Finally, in connection with the acquisition of GMH, we contributed 15 GMH properties to a joint venture in exchange for cash and a 10% minority interest in the joint venture, and assumed GMH’s 10% equity interest in an existing joint venture that owns six properties.  These increases in cash utilized in investing activities were offset by proceeds received from the disposition of two properties in July and August 2008.  For the years ended December 31, 2008, 2007 and 2006, our cash utilized in investing activities was comprised of the following:

	Year Ended December 31,
	2008	2007	2006
Property disposition	$4,418	$-	$50,045
Property and land acquisitions	(283,871)	(53,205)	(69,697)
Capital expenditures for on-campus participating properties	(719)	(480)	(483)
Capital expenditures for wholly-owned properties	(15,346)	(8,097)	(6,887)
Renovation expenditures for wholly owned property	-	-	(1,662)
Investments in wholly-owned properties under development	(124,224)	(123,723)	(73,048)
Purchase of corporate furniture, fixtures, and equipment	(2,178)	(486)	(986)
Investment in unconsolidated joint venture	(10,610)	(1,600)	-
Distributions received from unconsolidated joint ventures	120	-	-
Total	$(432,410)	$(187,591)	$(102,718)

Financing Activities

Cash provided by financing activities totaled $413.1 million and $91.5 million for the years ended December 31, 2008 and 2007, respectively.  The increase in cash provided by financing activities was a result of the following: (i) the April 2008 equity offering which raised $252.2 million, net of offering costs, as compared to $98.8 million, net of offering costs, raised in our October 2007 equity offering; (ii) the pay-off of the University Centre construction loan with $43.9 million of proceeds from our October 2007 equity offering; (iii) the $100 million senior secured term loan which was fully funded on June 11, 2008, the proceeds of which were used to pay a portion of the cash consideration for the acquisition of GMH; (iv) the contribution of 15 GMH student housing properties to a joint venture in which we received $74.4 million in proceeds and retained a 10% equity interest in the joint venture; and (v) the $15.0 million increase in proceeds from construction loans used to fund the construction of Vista del Sol, an owned ACE development property, and Villas at Chestnut Ridge, an owned off-campus development property, which both opened for occupancy in August 2008.  These increases were partially offset by the following: (i) the pay-off of $24.4 million in mortgage loan debt assumed in connection with the acquisition of GMH; (ii) a $17.7 million increase in distributions to stockholders as a result of our October 2007 and April 2008 equity offerings and the issuance of common stock as partial consideration for the acquisition of GMH; (iii) a $12.7 million decrease in our construction accounts payable balance as a result of the completion of Vista del Sol and Villas at Chestnut Ridge in August 2008; (iv) a $4.5 million decrease in proceeds (net of paydowns) received from our revolving credit facility; and (v) a $4.2 million increase in debt issuance and assumption costs associated with mortgage debt assumed in connection with acquisitions of properties and fees paid to obtain the secured term loan in May 2008.

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

Investing Activities

Investing activities utilized $187.6 million and $102.7 million for the years ended December 31, 2007 and 2006, respectively.  The increase in cash utilized in investing activities during the year ended December 31, 2007 was partly due to a $50.7 million increase in cash used to fund the construction of our wholly-owned development properties.  During the year ended December 31, 2007, four owned properties were under development, of which one was completed and opened for occupancy in August 2007.  During the year ended December 31, 2006, three owned properties were under development, of which one was completed and opened for occupancy in August 2006.  The increase in cash utilized in investing activities is also related to proceeds received from the sale of our owned off-campus property, The Village on University, in December 2006.  These increases were offset by a $16.5 million decrease in the use of cash to acquire properties.  We acquired the 13-property Royal Portfolio in 2006 as compared to four properties acquired in 2007.

Financing Activities

Cash provided by financing activities totaled $91.5 million and $121.9 million for the years ended December 31, 2007 and 2006, respectively.  The decrease in cash provided by financing activities was partly the result of our equity offering in September 2006 which raised $133.2 million, net of offering costs, as compared to the $98.8 million, net of offering costs, raised in our October 2007 equity offering.  In addition, there was an $8.4 million increase in distributions to common and restricted stockholders and minority partners as a result of the September 2006 and October 2007 equity offerings and the issuance of common and preferred units in the Operating Partnership as partial consideration for the purchase of the Royal Portfolio.  These decreases were offset by a $9.6 million increase in proceeds received from our revolving credit facility, net of paydowns.  In addition, there was a $2.9 million increase in the change of our construction accounts payable balance as a result of an increase in owned development activity financed with construction loans in 2007 as compared to 2006.

Structure of Owned On-campus Properties

We have entered into two 65-year ground/facility leases (each with two ten-year extensions available) with a university system to finance, construct, and manage two student housing facilities, one of which is currently under construction with a scheduled completion date of August 2009.  Under the terms of these ground/facility leases, the university system owns both the land and improvements, and we will make annual minimum rent payments to the university system during the first five years of operation for one property and the first ten years of operation for the other property.  In addition, we will pay the university system variable rent payments based upon the operating performance of the properties.

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

The following table reflects the amounts related to our on-campus participating properties included in our consolidated financial statements for the years ended December 31, 2008, 2007, and 2006:

	Year Ended December 31,
	2008	2007	2006
Revenues	$22,042	$20,966	$19,960
Direct operating expenses (1)	(10,073)	(8,701)	(8,382)
Amortization	(4,322)	(4,263)	(4,131)
Amortization of deferred financing costs	(185)	(189)	(241)
Ground/facility lease (2)	(1,401)	(1,622)	(857)
Net operating income	6,061	6,191	6,349
Interest income	206	359	330
Interest expense (3)	(6,166)	(6,225)	(6,447)
Net income	$101	$325	$232

(1)
Excludes property management fees of $1.0 million for both the years ended December 31, 2008 and 2007, and $0.9 million for the year ended December 31, 2006.  This expense and the corresponding fee revenue recognized by us have been eliminated in consolidation. Also excludes allocation of expenses related to corporate management and oversight.

(2)
Represents the universities’ 50% share of the properties’ net cash available for distribution after payment of operating expenses, debt service (including payment of principal) and capital expenditures.

(3)	Debt service expenditures for these properties totaled $8.4 million for both the years ended December 31, 2008 and 2007, and $8.7 million for the year ended December 31, 2006.

Liquidity and Capital Resources

Cash Balances and Liquidity

As of December 31, 2008, excluding our on-campus participating properties, we had $48.6 million in cash and cash equivalents and restricted cash as compared to $18.4 million in cash and cash equivalents and restricted cash as of December 31, 2007.  Restricted cash primarily consists of escrow accounts held by lenders and resident security deposits, as required by law in certain states.  The increase in restricted cash was primarily a result of balances acquired in the GMH transaction.  Additionally, restricted cash as of December 31, 2008 also included $0.7 million of funds held in escrow in connection with potential development opportunities.

As of December 31, 2008, our short-term liquidity needs included, but were not limited to, the following: (i) anticipated distribution payments to our stockholders totaling approximately $57.6 million based on an assumed annual cash distribution of $1.35 per share based on the number of our shares outstanding as of December 31, 2008, (ii) anticipated distribution payments to our Operating Partnership unitholders totaling approximately $1.7 million based on an assumed annual distribution of $1.35 per Common Unit and a cumulative preferential per annum cash distribution rate of 5.99% on our Series A Preferred Units based on the number of units outstanding as of December 31, 2008, (iii) payment of approximately $80.6 million of fixed-rate mortgage debt scheduled to mature in 2009, (iv) remaining development costs for Barrett Honors College over the next 12 months, estimated to be approximately $73.8 million, and (v) funds for capital improvements at acquired properties and other potential development projects.  As of December 31, 2008, we had approximately $124.8 million of outstanding variable rate construction debt and a $14.7 million balance outstanding on our revolving credit facility, all of which is scheduled to mature in 2009.  We expect to extend the maturity dates into 2010 for the construction debt and revolving credit facility by exercising the respective extension options available to us.  We expect to meet our short-term liquidity requirements by (a) potentially disposing of properties, (b) borrowing under our revolving credit facility, and (c) utilizing net cash provided by operations.

We may seek additional funds to undertake initiatives not contemplated by our business plan or obtain additional cushion against possible shortfalls.  We also may pursue additional financing as opportunities arise.  Future financings may include a range of different sizes or types of financing, including the sale of additional debt or equity securities.  These funds may not be available on favorable terms or at all.  Our ability to obtain additional financing depends on several factors, including future market conditions, our success or lack of success in penetrating our markets, our future creditworthiness, and restrictions contained in agreements with our investors or lenders, including the restrictions contained in the agreements governing our revolving credit facility and term loan.   These financings could increase our level of indebtedness or result in dilution to our equity holders.

2008 Equity Offering

On April 23, 2008, we completed an equity offering, consisting of the sale of 9,200,000 shares of our common stock at a price of $28.75 per share, including 1,200,000 shares issued as a result of the exercise of the underwriters’ overallotment option in full at closing.  The offering generated gross proceeds of $264.5 million.  The aggregate proceeds, net of the underwriting discount, structuring fee and expenses of the offering, were approximately $252.1 million.

Revolving Credit Facility

In May 2008, the Operating Partnership amended its $115 million revolving credit facility to increase the size of the facility to $160 million, which may be expanded by up to an additional $65 million upon the satisfaction of certain conditions.  The maturity date of the facility is August 17, 2009 and can be extended 12 months through August 2010.  We continue to guarantee the Operating Partnership’s obligations under the facility.

Availability under the revolving credit facility is limited to an "aggregate borrowing base amount" equal to the lesser of (i) 65% of the value of certain properties, calculated as set forth in the credit facility, and (ii) the adjusted net operating income from these properties divided by a formula amount.  The facility bears interest at a variable rate, at the Company’s option, based upon a base rate or one-, two-, three-, or six-month LIBOR plus, in each case, a spread based upon the Company’s total leverage.  Additionally, we are required to pay an unused commitment fee ranging from 0.15% to 0.20% per annum, depending on the aggregate unused balance.  As of December 31, 2008, the balance outstanding on the revolving credit facility totaled $14.7 million, bearing interest at a weighted average rate of 2.23% per annum, with remaining availability under the facility (subject to the satisfaction of certain financial covenants) totaling approximately $133.8 million.

The terms of the facility include certain restrictions and covenants, which limit, among other items, the incurrence of additional indebtedness, liens, and the disposition of assets.  The facility contains customary affirmative and negative covenants and also contains financial covenants that, among other things, require us to maintain certain minimum ratios of "EBITDA" (earnings before interest, taxes, depreciation and amortization) to fixed charges.  We may not pay distributions that exceed a specified percentage of funds from operations, as adjusted, for any four consecutive quarters.  The financial covenants also include consolidated net worth and leverage ratio tests.  As of December 31, 2008, we were in compliance with all such covenants.

Senior Secured Term Loan

On May 23, 2008, the Operating Partnership obtained a $100 million senior secured term loan.  The secured term loan has an initial term of 36 months and can be extended through May 2012 through the exercise of a 12-month extension period.  The secured term loan bears interest at a variable rate, at the Company’s option, based upon a base rate or one-, two-, three-, or six-month LIBOR plus, in each case, a spread based upon the Company’s total leverage.  On June 11, 2008, we borrowed in full from the secured term loan and used the proceeds to fund a portion of the total cash consideration for the GMH acquisition.  As of December 31, 2008, the balance outstanding on the secured term loan was $100 million, bearing interest at a rate of 2.97% per annum.  The secured term loan includes the same restrictions and covenants as the revolving credit facility, described above.  We guarantee the Operating Partnership’s obligations under the secured term loan.

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

On January 30, 2009, we declared a fourth quarter 2008 distribution per share of $0.3375, which was paid on February 27, 2009, to all common stockholders of record as of February 16, 2009.  At the same time, the Operating Partnership paid an equivalent amount per unit to holders of Common Units, as well as the quarterly cumulative preferential distribution to holders of Series A Preferred Units.

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

Our historical recurring capital expenditures at our wholly-owned properties are set forth below:

	As of and for the Year Ended December 31,
	2008		2007	2006
Average beds	45,069	(1)	19,125	15,995
Total recurring capital expenditures	$8,032		$3,390	$2,758
Average per bed	$178		$177	$172

(1)	Average beds includes 23,471 design beds from the GMH acquisition

Pre-Development Expenditures

Our third-party and owned development activities have historically required us to fund pre-development expenditures such as architectural fees, permits and deposits.  The closing and/or commencement of construction of these development projects is subject to a number of risks such as our inability to obtain financing on favorable terms and delays or refusals in obtaining necessary zoning, land use, building, and other required governmental permits and authorizations  As such, we cannot always predict accurately the liquidity needs of these activities.  We frequently incur these pre-development expenditures before a financing commitment and/or required permits and authorizations have been obtained.  Accordingly, we bear the risk of the loss of these pre-development expenditures if financing cannot ultimately be arranged on acceptable terms or we are unable to successfully obtain the required permits and authorizations.  Historically, our third-party and owned development projects have been successfully structured and financed; however, these developments have at times been delayed beyond the period initially scheduled, causing revenue to be recognized in later periods.  As of December 31, 2008, we have deferred approximately $5.7 million in pre-development costs related to third-party and owned development projects that have not yet commenced construction.

Indebtedness

As of December 31, 2008, we had approximately $1,281.6 million of outstanding consolidated indebtedness (excluding net unamortized debt discounts and debt premiums of approximately $10.4 million and $5.7 million, respectively), comprised of a $14.7 million balance on our unsecured revolving credit facility, a $100.0 million balance on our secured term loan, $1,080.6 million in mortgage and construction loans secured by our wholly-owned properties, $33.0 million in mortgage loans secured by two phases of an on-campus participating property, and $53.3 million in bond issuances secured by three of our on-campus participating properties.  The weighted average interest rate on our consolidated indebtedness as of December 31, 2008 was 5.31% per annum.  As of December 31, 2008, approximately 18.8% of our total consolidated indebtedness was variable rate debt, comprised of our revolving credit facility, secured term loan, and our Vista del Sol and Villas at Chestnut Ridge construction loans discussed below.

Wholly-Owned Properties

The weighted average interest rate of the $1,080.6 million of wholly-owned mortgage and construction debt was 5.43% per annum as of December 31, 2008.  Each of the mortgage loans is a non-recourse obligation subject to customary exceptions.  Each of these mortgages has a 30-year amortization, and none are cross-defaulted or cross-collateralized to any other indebtedness. The loans generally may not be prepaid prior to maturity; in certain cases prepayment is allowed, subject to prepayment penalties.

In August 2008, we completed the final stages of construction on Vista del Sol, an ACE property.  The development and construction of Vista del Sol was partially financed with a $100.0 million construction loan.  For each borrowing we have the option of choosing the Prime rate or one-, two-, or three-month LIBOR plus 1.45%.  The interest rate may be reduced to LIBOR plus 1.20% once construction of the property is complete and certain operations hurdles are met.  The loan requires payments of interest only during the term of the loan and any accrued interest and outstanding borrowings become due on the maturity date of December 27, 2009.  The term of the loan can be extended through December 2011 through the exercise of two 12-month extension periods.  As of December 31, 2008, the balance outstanding on the construction loan totaled $96.0 million, bearing interest at a weighted average rate of 2.44% per annum.

In August 2008, we completed the final stages of construction on Villas at Chestnut Ridge, an owned off-campus property.  The development and construction of Villas at Chestnut was partially financed with a $31.6 million construction loan.  For each borrowing we have the option of choosing the Prime rate or one-, two-, three-, or six-month LIBOR plus 1.25%.  The loan requires payments of interest only during the term of the loan and any accrued interest and outstanding borrowings become due on the maturity date of June 4, 2009.  The term of the loan can be extended through June 2010 through the exercise of a 12-month extension period.  As of December 31, 2008, the balance outstanding on the construction loan totaled $28.8 million, bearing interest at a weighted average rate of 2.45% per annum.

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

Cullen Oaks Phase I and Phase II loans are currently encumbered by mortgage loans with balances as of December 31, 2008 of approximately $16.4 million and $16.6 million, respectively.  In February 2007, we extended the maturity date of these loans to February 2014.  The loans bear interest at a rate of LIBOR plus 1.35% and require payments of interest only through May 2008 and monthly payments of principal and interest from May 2008 through the maturity date.  In connection with these loan extensions, we terminated the existing interest rate swap agreement on the Cullen Oaks Phase I loan and entered into a new interest rate swap agreement effective February 15, 2007 through February 15, 2014, that is designated to hedge our exposure to fluctuations on interest payments attributed to changes in interest rates associated with payments on the Cullen Oaks Phase I and Phase II loans.  Under the terms of the interest rate swap agreement, we pay a fixed rate of 6.69% per annum and receive a floating rate of LIBOR plus 1.35%.  Pursuant to the Leases, in the event the leasehold estate does not achieve Financial Break Even (defined as revenues less operating expenses, excluding management fees, less debt service), the applicable Lessor would be required to make a rental payment, also known as the Contingent Payment, sufficient to achieve Financial Break Even.  The Contingent Payment provision remains in effect until such time as any financing placed on the facilities would receive an investment grade rating without the Contingent Payment provision.  In the event that the Lessor is required to make a Contingent Payment, future net cash flow distributions would be first applied to repay such Contingent Payments and then to unpaid management fees prior to normal distributions.  We have guaranteed payment of this property’s indebtedness.

The weighted average interest rate of the indebtedness encumbering our on-campus participating properties was 7.17% per annum at December 31, 2008.
Off Balance Sheet Items

As discussed in Note 17 in the accompanying Notes to Consolidated Financial Statements contained in Item 1 herein, we hold a 10% equity interest in two unconsolidated joint ventures with mortgage debt outstanding of approximately $342.6 million as of December 31, 2008.  Our Operating Partnership serves as guarantor of this debt, which means we are liable to the lender for any loss, damage, cost, expense, liability, claim or other obligation incurred by the lender arising out of or in connection with certain non-recourse exceptions in connection with the debt.  Pursuant to the  limited liability company agreements of the joint ventures, the joint ventures agreed to indemnify, defend and hold harmless the Operating Partnership with respect to such obligations, except to the extent such obligations were caused by the willful misconduct, gross negligence, fraud or bad faith of the Operating Partnership or its employees, agents or affiliates.  Additionally, in lieu of depositing required debt service escrow funds with the lender of the one of the joint venture’s mortgage notes, the Company has provided an irrevocable standby commercial letter of credit in the amount of $0.3 million.  The letter of credit was issued at inception of the joint venture and expires one year subsequent to issuance, or earlier should the property reach a debt service coverage ratio, as defined, of at least 1.20:1 for a period of twelve consecutive months on a trailing basis.  The term of the letter of credit will be automatically extended for one year periods thereafter until such time the debt service coverage ratio reaches 1.20:1 or the related mortgage note is repaid or refinanced.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2008:

	Total	2009		2010	2011	2012	2013	Thereafter
Long-term debt (1)	$1,571,951	$296,797	(2)	$151,317	$252,285	$121,482	$113,370	$636,700
Operating leases (3)	46,722	1,795		1,804	1,437	1,459	733	39,494
Capital leases	2,850	1,029		851	678	292	-	-
Owned development project (4)	73,793	73,793		-	-	-	-	-
	$1,695,316	$373,414		$153,972	$254,400	$123,233	$114,103	$676,194

(1)
Long-term debt obligations reflect the payment of both principal and interest.  For long-term obligations with a variable interest rate, the rate in effect at December 31, 2008 was assumed to remain constant over all periods presented.

(2)
Assumes we do not exercise the respective extension options available to us on our construction loans and revolving credit facility, which is more fully discussed in Note 11 in the accompanying Notes to Consolidated Financial Statements contained in Item 8 herein.

(3)	Includes minimum annual lease payments under the ground/facility leases for University Village at TU, University Centre, Vista del Sol and Barrett Honors College.

(4)
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

The following table presents a reconciliation of our FFO to our net (loss) income:

	Year Ended December 31,
	2008	2007	2006
Net (loss) income	$(13,055)	$(1,686)	$22,597
Minority interests	236	255	2,038
Gain from disposition of real estate	-	-	(18,648)
Loss from unconsolidated joint ventures (1)	1,619	108	-
FFO from unconsolidated joint ventures (1)	(487)	(108)	-
Real estate related depreciation and amortization:
Total depreciation and amortization	57,277	30,444	25,499
Corporate furniture, fixtures, and equipment Depreciation	(818)	(620)	(543)
Funds from operations (“FFO”) (2)	$44,772	$28,393	$30,943

FFO per share – diluted (2)	$1.16	$1.08	$1.48

Weighted average common shares outstanding - diluted	38,595,230	26,266,836	20,967,946

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

While our on-campus participating properties contributed $22.0 million, $21.0 million and $20.0 million to our revenues for the years ended December 31, 2008, 2007, and 2006, respectively, under our participating ground leases, we and the participating university systems each receive 50% of the properties’ net cash available for distribution after payment of operating expenses, debt service (which includes significant amounts towards repayment of principal) and capital expenditures. A substantial portion of our revenues attributable to these properties is reflective of cash that is required to be used for capital expenditures and for the amortization of applicable property indebtedness. These amounts do not increase our economic interest in these properties or otherwise benefit us since our interest in the properties terminates upon the repayment of the applicable property indebtedness.

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

Funds From Operations—Modified for Operational Performance of On-Campus Participating Properties (“FFOM”):

	Year Ended December 31,
	2008	2007	2006
Funds from operations	$44,772	$28,393	$30,943
Elimination of operations of on-campus participating properties and unconsolidated joint venture:
Net income from on-campus participating properties	(101)	(325)	(232)
Amortization of investment in on-campus participating properties	(4,322)	(4,263)	(4,131)
FFO from unconsolidated joint venture (1)	419	108	-
	40,768	23,913	26,580
Modifications to reflect operational performance of on-campus participating properties:
Our share of net cash flow (2)	1,409	1,398	861
Management fees	1,006	973	920
On-campus participating properties development fees (3)	-	-	279
Impact of on-campus participating properties	2,415	2,371	2,060
Funds from operations – modified for operational performance of on-campus participating properties (“FFOM”) (4)	$43,183	$26,284	$28,640

FFOM per share – diluted (4)	$1.12	$1.00	$1.37

Weighted average common shares outstanding - diluted	38,595,230	26,266,836	20,967,946

(1)
Our share of the FFO from the Hampton Roads Military Housing unconsolidated joint venture is excluded from the calculation of the FFOM, as management believes this amount does not accurately reflect the company’s participation in the economics of this transaction.

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

At December 31, 2008 and 2007 we had fixed rate debt of $988.8 million and $430.4 million, respectively.  Holding other variables constant (such as debt levels), a one percentage point increase in interest rates (100 basis points) would cause a $39.5 million and $16.8 million decline in the fair value of our fixed rate debt as of December 31, 2008 and 2007, respectively.  Conversely, a one percentage point decrease in interest rates would cause a $41.8 million and $17.8 million increase in the fair value of our fixed rate debt as of December 31, 2008 and 2007, respectively.  Due to the structure of our floating rate debt and interest rate protection instruments, the impact of a one percentage point increase or decrease in interest rates on our net income to common stockholders and cash flows would not be significant at December 31, 2008 or 2007.

All of our outstanding indebtedness is fixed rate except for our revolving credit facility, our secured term loan, and our Vista del Sol and Villas at Chestnut Ridge construction loans.  Our revolving credit facility had an outstanding balance of $14.7 million at December 31, 2008 and bears interest at the lender’s Prime rate or LIBOR plus, in each case, a spread based on our total leverage.  Our secured term loan had an outstanding balance of $100.0 million at December 31, 2008 and bears interest at the lender’s Prime rate or LIBOR plus, in each case, a spread based on our total leverage. The Vista del Sol construction loan had an outstanding balance of $96.0 million at December 31, 2008 and bears interest at the lender’s Prime rate or LIBOR plus 1.45%, at our election.  The Villas at Chestnut Ridge construction loan had an outstanding balance of $28.8 million at December 31, 2008 and bears interest at the lender’s Prime rate or LIBOR plus 1.25%, at our election.  We have in place an interest rate swap agreement, designated as a cash flow hedge, which effectively fixes the interest rate on the outstanding balance of the Cullen Oaks Phase I and Phase II mortgage loans at 6.69% through maturity in 2014.  We anticipate incurring additional variable rate indebtedness in the future, including draws under our $160 million revolving credit facility.  We may in the future use derivative financial instruments to manage, or hedge, interest rate risks related to such variable rate borrowings.  We do not, and do not expect to, use derivatives for trading or speculative purposes, and we expect to enter into contracts only with major financial institutions.

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

Management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of GMH, which is included in our 2008 consolidated financial statements. We completed the acquisition of GMH on June 11, 2008. GMH constituted 44% of total assets as of December 31, 2008 and 27% of revenues for the year ended December 31, 2008.

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

Our management conducted the required assessment of the effectiveness of our internal control over financial reporting as of December 31, 2008. Based upon this assessment, our management believes that our internal control over financial reporting is effective as of December 31, 2008.  Ernst & Young LLP, an independent registered public accounting firm, has issued an attestation report regarding the effectiveness of our internal control over financial reporting, which is included herein.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Information with respect to this Item 10 is incorporated by reference from our Proxy Statement, which we intend to file on or before March 27, 2009 in connection with the Annual Meeting of Stockholders to be held May 7, 2009.

Item 11.  Executive Compensation

Information with respect to this Item 11 is incorporated by reference from our Proxy Statement, which we intend to file on or before March 27, 2009 in connection with the Annual Meeting of Stockholders to be held May 7, 2009.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to this Item 12 is incorporated by reference from our Proxy Statement, which we intend to file on or before March 27, 2009 in connection with the Annual Meeting of Stockholders to be held May 7, 2009.

Item 13.  Certain Relationships, Related Transactions and Director Independence

Information with respect to this Item 13 is incorporated by reference from our Proxy Statement, which we intend to file on or before March 27, 2009 in connection with the Annual Meeting of Stockholders to be held May 7, 2009.

Item 14.  Principal Accounting Fees and Services

Information with respect to this Item 14 is incorporated by reference from our Proxy Statement, which we intend to file on or before March 27, 2009 in connection with the Annual Meeting of Stockholders to be held May 7, 2009.

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

10.23
Form of First Amendment to First Amended and Restated Credit Agreement, dated as of May 16, 2008, among American Campus Communities Operating Partnership LP, American Campus Communities, Inc., as Parent Guarantor, the Subsidiary Guarantors listed on the signature pages thereto, KeyBank National Association, the other lenders that are signatories thereto and KeyBank National Association, as Administrative Agent.  Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) filed on May 22, 2008.

10.24
Second Amendment to First Amended and Restated Credit Agreement, dated as of November 10, 2008, among American Campus Communities Operating Partnership LP, as borrower, American Campus Communities, Inc., as Parent Guarantor, the Subsidiary Guarantors listed on the signature pages thereto, KeyBank National Association, as Administrative Agent, and the other lenders that are signatories thereto.  Incorporated by reference to Exhibit 10.1 to Form 10-Q of American Campus Communities, Inc. (File No. 001-32265) filed on November 10, 2008.

10.25
Form of Senior Secured Term Loan Agreement among American Campus Communities, Inc., as Parent Guarantor, American Campus Communities Operating Partnership LP, as Borrower, the Subsidiary Guarantors named therein, the Initial Lenders named therein, KeyBank National Association, as Administrative Agent, and KeyBanc Capital Markets Inc., as Lead Arranger.  Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) filed on May 29, 2008.

10.26
First Amendment to Senior Secured Term Loan Agreement, dated as of November 10, 2008, among American Campus Communities Operating Partnership LP, as borrower, American Campus Communities, Inc., as Parent Guarantor, the Subsidiary Guarantors listed on the signature pages thereto, KeyBank National Association, as Administrative Agent, and the other lenders that are signatories thereto.  Incorporated by reference to Exhibit 10.2 to Form 10-Q of American Campus Communities, Inc. (File No. 001-32265) filed on November 10, 2008.

10.27
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

10.29
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

10.30
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

10.31
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

10.33
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

10.34
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

March 2, 2009	AMERICAN CAMPUS COMMUNITIES, INC.

	By:	U/s/ William C. Bayless, Jr.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

UNameU	UTitleU	UDateU

U/s/ William C. Bayless, Jr.	President, Chief Executive Officer and Director	March 2, 2009
William C. Bayless, Jr.	(Principal Executive Officer)

U/s/ Brian B. Nickel	Senior Executive Vice President, Chief	March 2, 2009
Brian B. Nickel	Investment Officer, Secretary and Director

U/s/ Jonathan A. Graf	Executive Vice President, Chief Financial	March 2, 2009
Jonathan A. Graf	Officer and Treasurer
(Principal Financial Officer)

U/s/ R.D. Burck	Chairman of the Board of Directors	March 2, 2009
R.D. Burck

U/s/ G. Steven Dawson	Director	March 2, 2009
G. Steven Dawson

U/s/ Cydney Donnell	Director	March 2, 2009
Cydney Donnell

U/s/ Edward Lowenthal	Director	March 2, 2009
Edward Lowenthal

U/s/ Joseph Macchione	Director	March 2, 2009
Joseph Macchione

U/s/ Winston W. Walker	Director	March 2, 2009
Winston W. Walker

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
American Campus Communities, Inc.

We have audited American Campus Communities Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). American Campus Communities Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of GMH Communities Trust, which is included in the December 31, 2008 consolidated financial statements of American Campus Communities, Inc. and constituted 44% of total assets, as of December 31, 2008 and 27% of revenues for the year then ended.  Our audit of internal control over financial reporting of American Campus Communities, Inc. also did not include an evaluation of the internal control over financial reporting of GMH Communities Trust.

In our opinion, American Campus Communities, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of American Campus Communities, Inc. and Subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations,, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008 of American Campus Communities, Inc. and Subsidiaries and our report dated February 27, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Austin, Texas
February 27, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
American Campus Communities, Inc.

We have audited the accompanying consolidated balance sheets of American Campus Communities, Inc. and Subsidiaries (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Campus Communities, Inc. and Subsidiaries at December 31, 2008 and 2007 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2009 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Austin, Texas
February 27, 2009

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2008	2007

Assets

Investments in real estate:
Wholly-owned properties, net	$1,986,833	$947,062
On-campus participating properties, net	69,302	72,905
Investments in real estate, net	2,056,135	1,019,967

Cash and cash equivalents	25,600	12,073
Restricted cash	32,558	13,855
Student contracts receivable, net	5,185	3,657
Other assets	64,431	26,744

Total assets	$2,183,909	$1,076,296

Liabilities and stockholders’ equity

Liabilities:
Secured debt	$1,162,221	$533,430
Secured term loan	100,000	-
Unsecured revolving credit facility	14,700	9,600
Accounts payable and accrued expenses	35,440	14,360
Other liabilities	56,052	43,278
Total liabilities	1,368,413	600,668

Minority interests	27,512	31,251

Commitments and contingencies (Note 17)

Stockholders’ equity:
Common shares, $.01 par value, 800,000,000 shares authorized, 42,354,283 and 27,275,491 shares issued and outstanding at December 31, 2008 and 2007, respectively	423	273
Additional paid in capital	904,506	494,160
Accumulated earnings and distributions	(111,828)	(48,181)
Accumulated other comprehensive loss	(5,117)	(1,875)
Total stockholders’ equity	787,984	444,377

Total liabilities and stockholders’ equity	$2,183,909	$1,076,296

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Year Ended December 31,
	2008	2007	2006
Revenues:
Wholly-owned properties	$196,535	$116,286	$89,264
On-campus participating properties	22,042	20,966	19,960
Third-party development services	7,778	5,346	5,634
Third-party development services – on-campus participating properties	144	144	144
Third-party management services	6,578	2,821	2,532
Resident services	2,336	1,572	1,419
Total revenues	235,413	147,135	118,953

Operating expenses:
Wholly-owned properties	102,686	55,155	42,620
On-campus participating properties	10,771	9,379	8,970
Third-party development and management services	11,123	5,708	5,564
General and administrative	11,274	17,660	6,278
Depreciation and amortization	57,555	30,444	24,864
Ground/facility lease	1,778	1,622	857
Total operating expenses	195,187	119,968	89,153

Operating income	40,226	27,167	29,800

Nonoperating income and (expenses):
Interest income	1,131	1,477	1,230
Interest expense	(50,038)	(27,871)	(25,937)
Amortization of deferred financing costs	(2,570)	(1,340)	(1,365)
Loss from unconsolidated joint ventures	(1,619)	(108)	-
Other nonoperating income	486	-	-
Total nonoperating expenses	(52,610)	(27,842)	(26,072)

(Loss) income before income taxes, minority interests, and discontinued operations	(12,384)	(675)	3,728
Income tax provision	(388)	(756)	(28)
Minority interests	(236)	(255)	(2,038)
(Loss) income from continuing operations	(13,008)	(1,686)	1,662

Discontinued operations:
(Loss) income attributable to discontinued operations	(47)	-	2,287
Gain from disposition of real estate	-	-	18,648
Total discontinued operations	(47)	-	20,935
Net (loss) income	$(13,055)	$(1,686)	$22,597

(Loss) income per share – basic:
(Loss) income from continuing operations per share	$(0.35)	$(0.07)	$0.09
Net (loss) income per share	$(0.35)	$(0.07)	$1.20
(Loss) income per share – diluted:
(Loss) income from continuing operations per share	$(0.34)	$(0.07)	$0.08
Net (loss) income per share	$(0.34)	$(0.07)	$1.17
Weighted-average common shares outstanding:
Basic	36,947,656	24,186,213	18,907,061
Diluted	38,316,269	26,099,140	20,967,946

Distributions declared per common share	$1.35	$1.35	$1.35

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share data)
	Preferred Stock	Common Shares	Par Value of Common Shares	Additional Paid in Capital	Accumulated Earnings and Distributions	Accumulated Other Comprehensive Income (Loss)	Total
Stockholders’ equity, December 31, 2005	$-	17,190,000	$172	$233,388	$(10,817)	$484	$223,227
Net proceeds from sale of common stock	-	5,692,500	57	133,005	-	-	133,062
Issuance of fully vested restricted stock units	-	-	-	150	-	-	150
Record minority interests for common units	-	-	-	15,153	-	-	15,153
Amortization of restricted stock awards	-	-	-	560	-	-	560
Vesting of restricted stock awards	-	9,573	-	(56)	-	-	(56)
Distributions to common and restricted stockholders	-	-	-	-	(25,313)	-	(25,313)
Conversion of common units to common stock	-	11,000	-	167	-	-	167
Comprehensive income:	-
Change in fair value of interest rate swap	-	-	-	-	-	(73)	(73)
Net income	-	-	-	-	22,597	-	22,597
Total comprehensive income	-	-	-	-	-	-	22,524
Stockholders’ equity, December 31, 2006	-	22,903,073	229	382,367	(13,533)	411	369,474
Net proceeds from sale of common stock	-	3,500,000	35	98,593	-	-	98,628
Issuance of fully vested restricted stock units	-	-	-	160	-	-	160
Record minority interests for common units	-	-	-	(6,477)	-	-	(6,477)
Amortization of restricted stock awards	-	-	-	1,095	-	-	1,095
Vesting of restricted stock awards	-	22,102	-	(262)	-	-	(262)
Distributions to common and restricted stockholders	-	-	-	-	(32,962)	-	(32,962)
Conversion of common units to common stock	-	850,316	9	18,684	-	-	18,693
Amortization of gain on swap termination to earnings	-	-	-	-	-	(211)	(211)
Comprehensive loss:
Change in fair value of interest rate swaps	-	-	-	-	-	(2,075)	(2,075)
Net loss	-	-	-	-	(1,686)	-	(1,686)
Total comprehensive loss	-	-	-	-	-	-	(3,761)
Stockholders’ equity, December 31, 2007	-	27,275,491	273	494,160	(48,181)	(1,875)	444,377
Net proceeds from sale of common stock	-	9,200,000	92	251,994	-	-	252,086
Common stock consideration for GMH	-	5,442,801	54	154,643	-	-	154,697
Issuance of preferred stock	131	-	-	-	-	-	131
Redemption of preferred stock	(131)	-	-	-	-	-	(131)
Issuance of fully vested restricted stock units	-	-	-	191	-	-	191
Record minority interests for common units	-	-	-	(5,749)	-	-	(5,749)
Amortization of restricted stock awards	-	-	-	1,908	-	-	1,908
Vesting of restricted stock awards	-	44,409	-	(338)	-	-	(338)
Distributions to common, preferred and restricted stockholders	-	-	-	-	(50,592)	-	(50,592)
Conversion of common units to common stock	-	391,582	4	7,697	-	-	7,701
Amortization of gain on swap termination to earnings	-	-	-	-	-	(211)	(211)
Comprehensive loss:
Change in fair value of interest rate swaps	-	-	-	-	-	(3,031)	(3,031)
Net loss	-	-	-	-	(13,055)	-	(13,055)
Total comprehensive loss	-	-	-	-	-	-	(16,086)
Stockholders’ equity, December 31, 2008	$-	42,354,283	$423	$904,506	$(111,828)	$(5,117)	$787,984

See accompanying notes to consolidated financial statement

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2008	2007	2006
Operating activities
Net (loss) income	$(13,055)	$(1,686)	$22,597
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Gain from disposition of real estate	-	-	(18,648)
Minority interests share of income	236	255	2,038
Depreciation and amortization	57,555	30,444	25,499
Amortization of deferred financing costs and debt premiums / discounts	1,734	(127)	26
Share-based compensation	2,099	4,962	710
Loss from unconsolidated joint ventures	1,619	108	-
Amortization of gain on interest rate swap termination	(211)	(211)	-
Income tax provision	375	756	28
Changes in operating assets and liabilities:
Restricted cash	(4,433)	(1,946)	138
Student contracts receivable, net	(34)	(478)	(550)
Other assets	(6,998)	(5,386)	(2,402)
Accounts payable and accrued expenses	(3,177)	(222)	4,245
Other liabilities	(2,823)	2,578	1,556
Net cash provided by operating activities	32,887	29,047	35,237
Investing activities
Net proceeds from disposition of real estate	4,418	-	50,045
Cash paid for GMH acquisition	(269,358)
Cash paid for property acquisitions	(11,287)	(42,760)	(69,697)
Cash paid for land purchases	(3,226)	(10,445)	-
Investments in wholly-owned properties	(139,570)	(131,820)	(81,597)
Investments in on-campus participating properties	(719)	(480)	(483)
Investments in unconsolidated joint ventures	(10,610)	(1,600)	-
Purchase of corporate furniture, fixtures and equipment	(2,178)	(486)	(986)
Distributions received from unconsolidated JVs	120	-	-
Net cash used in investing activities	(432,410)	(187,591)	(102,718)
Financing activities
Pay off of construction loan	-	(43,862)	(20,224)
Proceeds from sale of common stock	264,500	99,015	140,036
Offering costs	(12,249)	(243)	(6,854)
Proceeds from sale of preferred stock	131	-	-
Redemption of preferred stock	(131)	-	-
Pay-off of mortgage loans	(24,362)	-	-
Proceeds from contribution of properties to joint venture	74,368	-	-
Proceeds from secured term loan	100,000	-	-
Revolving credit facility, net	5,100	9,600	-
Proceeds from construction loans	81,167	66,128	42,146
Principal payments on debt	(10,243)	(7,792)	(6,527)
Change in construction accounts payable	(6,591)	6,077	3,203
Debt issuance and assumption costs	(5,808)	(1,638)	(2,418)
Distributions to common and restricted stockholders	(50,637)	(32,985)	(25,287)
Distributions to minority partners	(2,195)	(2,790)	(2,128)
Net cash provided by financing activities	413,050	91,510	121,947
Net change in cash and cash equivalents	13,527	(67,034)	54,466
Cash and cash equivalents at beginning of period	12,073	79,107	24,641
Cash and cash equivalents at end of period	$25,600	$12,073	$79,107
Supplemental disclosure of non-cash investing and financing activities
Loans assumed in connection with property acquisitions	$(615,175)	$(88,307)	$(123,649)
Issuance of common stock in connection with acquisition	$(154,697)	$-	$-
Issuance of Common Units in connection with acquisition	$(199)	$-	$(49,096)
Issuance of Preferred Units in connection with acquisitions	$-	$-	$(3,075)
Financing of equipment through capital lease obligations	$-	$1,491	$1,518
Change in fair value of derivative instruments, net	$(3,031)	$(2,075)	$(73)
Contribution of land from minority partner in development joint venture	$-	$2,756	$-
Supplemental disclosure of cash flow information
Interest paid	$52,108	$31,222	$27,938
Income taxes paid	$282	$64	$9

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

As of December 31, 2008 the Company’s property portfolio contained 86 student housing properties with approximately 52,800 beds and approximately 17,200 apartment units, including 40 properties containing approximately 23,500 beds and approximately 7,500 units added as a result of the Company’s acquisition on June 11, 2008 of the student housing business of GMH Communities Trust (“GMH”), as more fully discussed in Note 5 herein.  The Company’s property portfolio consisted of 80 owned off-campus properties that are in close proximity to colleges and universities, two American Campus Equity (“ACETM”) properties operated under ground/facility leases with a related university system and four on-campus participating properties operated under ground/facility leases with the related university systems.  As of December 31, 2008, the Company also owned a minority interest in two joint ventures that owned an aggregate of 21 student housing properties with approximately 12,100 beds in approximately 3,600 units.  The Company’s communities contain modern housing units and are supported by a resident assistant system and other student-oriented programming, with many offering resort-style amenities.

Through the Company’s taxable REIT subsidiaries (“TRS”), it also provides construction management and development services, primarily for student housing properties owned by colleges and universities, charitable foundations, and others.  As of December 31, 2008, the Company provided third-party management and leasing services for 34 properties (five of which the Company served as the third-party developer and construction manager) that represented approximately 24,300 beds in approximately 8,900 units.  Third-party management and leasing services are typically provided pursuant to multi-year management contracts that have initial terms that range from one to five years.  As of December 31, 2008, the Company’s total owned, joint venture and third-party managed portfolio included 141 properties with approximately 89,200 beds in approximately 29,700 units.

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

New Accounting Pronouncements

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 157, "Fair Value Measurements" and SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities."  SFAS No. 157 defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements.  SFAS No. 159 permits an entity to elect fair value as the initial and subsequent measurement method for financial assets and liabilities.  The Company has not elected the fair value option for any financial instruments, however does reserve the right to elect to measure future eligible financial assets or liabilities at fair value.  The adoption of SFAS No. 157 and SFAS No. 159 did not have a material impact on the Company’s consolidated financial statements.  See Note 15 herein for a detailed discussion of fair value disclosures.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pending Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations,” which replaces SFAS No. 141, " Business Combinations."  SFAS No. 141(R) applies to all transactions or events in which an entity obtains control of one or more businesses.  SFAS No. 141(R) requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed; requires expensing of most transaction and restructuring costs; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial impact of the business combination.  SFAS No. 141(R) will be effective for the Company for business combinations made on or after January 1, 2009.  We expect the adoption of SFAS No. 141(R) to have a material effect on the Company’s accounting for acquisitions of properties, which may fall under the definition of a business, as most transaction costs associated with such acquisitions will be expensed as opposed to the prior capitalization of such costs.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS No. 160”).  SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary (previously referred to as minority interests).  SFAS No. 160 also requires that a retained noncontrolling interest upon the deconsolidation of a subsidiary be initially measured at its fair value.  Upon adoption of SFAS No. 160, the Company would be required to report any noncontrolling interests as a separate component of stockholders’ equity.  The Company would also be required to present any net income allocable to noncontrolling interests and net income attributable to the stockholders of the Company separately in its consolidated statements of operations.  SFAS No. 160 will be effective for the Company beginning January 1, 2009.  SFAS No. 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests.  All other requirements of SFAS No. 160 shall be applied prospectively.  SFAS No. 160 will have an impact on the presentation and disclosure of the noncontrolling interests of any non wholly-owned businesses after the effective date of this pronouncement.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”).  SFAS No. 161 requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 will be effective for the Company beginning January 1, 2009.  The Company does not anticipate the adoption of SFAS No. 161 will have a significant effect on its consolidated financial statements.

In June 2008, the FASB issued FASB Staff Position (“FSP”) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.” FSP 03-6-1 affects entities which accrue non-returnable cash dividends on share-based payment awards during the awards’ service period.  The FASB concluded unvested share-based payment awards which are entitled to non-forfeitable cash dividends, whether paid or unpaid, are participating securities and are participants of undistributed earnings.  Because the awards are considered participating securities, the issuer is required to apply the two-class method of computing basic and diluted earnings per share which involves separate computations for common shares and participating securities.  As we do accrue and pay non-forfeitable cash dividends on unvested share-based payment awards, these types of awards are considered participating securities and will be included in our earnings per share calculation in future periods. FSP 03-6-1 will be effective for the Company beginning January 1, 2009 and will require retrospective application.

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

The cost of buildings and improvements includes the purchase price of the property, including legal fees and acquisition costs.  Project costs directly associated with the development and construction of an owned real estate project, which include interest, property taxes, and amortization of deferred finance costs, are capitalized as construction in progress.  Upon completion of the project, costs are transferred into the applicable asset category and depreciation commences.  Interest totaling approximately $5.5 million, $5.4 million and $3.2 million was capitalized during the years ended December 31, 2008, 2007 and 2006, respectively.  Amortization of deferred financing costs totaling approximately $0.2 million, $0.4 million and $0.2 million was capitalized during the years ended December 31, 2008, 2007 and 2006, respectively.

Management assesses whether there has been an impairment in the value of the Company’s investments in real estate whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Impairment is recognized when estimated expected future cash flows (undiscounted and before interest charges) are less than the carrying value of the property.  The estimation of expected future net cash flows is inherently uncertain and relies on assumptions regarding current and future economics and market conditions.  If such conditions change, then an adjustment to the carrying value of the Company’s long-lived assets could occur in the future period in which the conditions change.  To the extent that a property is impaired, the excess of the carrying amount of the property over its estimated fair value is charged to earnings.  The Company believes that there were no impairments of the carrying values of its investments in real estate as of December 31, 2008.

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

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Owned On-campus Properties

The Company (“Lessee”) entered into two 65-year ground and facility leases with a university system to finance, construct, and manage two student housing facilities.  One property was completed in August 2008 and the other property is currently under construction with a scheduled completion date of August 2009.  Both leases include the option to extend the lease term for two additional terms of ten years each.  Under the terms of the leases, the lessor has title to the land and any improvements placed thereon.  Pursuant to EITF No. 97-10: The Effect of Lessee Involvement in Asset Construction, the Company’s involvement in construction requires the lessor’s post construction ownership of the improvements to be treated as a sale with a subsequent leaseback by the Company.  However, these sale-leaseback transactions do no qualify for sale-leaseback accounting based on guidance provided in SFAS No. 98, Accounting for Leases, because of the Company’s continuing involvement in the constructed assets.  As a result of the Company’s continuing involvement, these leases are accounted for by the deposit method, in which the assets subject to the ground and facility leases are reflected at historical cost, less amortization and the financing obligations are reflected at the terms of the underlying financing.

On-Campus Participating Properties

The Company enters into ground and facility leases with university systems and colleges to finance, construct, and manage student housing facilities.  Under the terms of the leases, the lessor has title to the land and any improvements placed thereon.  Each lease terminates upon final repayment of the construction related financing, the amortization period of which is contractually stipulated.  Pursuant to EITF No. 97-10: The Effect of Lessee Involvement in Asset Construction, the Company’s involvement in construction requires the lessor’s post construction ownership of the improvements to be treated as a sale with a subsequent leaseback by the Company.  The sale-leaseback transaction has been accounted for as a financing, and as a result, any fee earned during construction is deferred and recognized over the term of the lease.  The resulting financing obligation is reflected at the terms of the underlying financing, i.e., interest is accrued at the contractual rates and principal reduces in accordance with the contractual principal repayment schedules.

The Company reflects these assets subject to ground/facility leases at historical cost, less amortization.  Costs are amortized, and deferred fee revenue in excess of the cost of providing the service are recognized, over the lease term.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.  The Company maintains cash balances in various banks.  At times the Company’s balances may exceed the amount insured by the FDIC.  As the Company only uses money-centered financial institutions, the Company does not believe it is exposed to any significant credit risk related to its cash and cash equivalents.

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

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intangible Assets

In connection with property acquisitions completed in 2008 and 2007, as discussed in Note 5, the Company capitalized approximately $19.0 million and $1.2 million, respectively, related to management’s estimate of the fair value of the in-place leases assumed.  These intangible assets are amortized on a straight-line basis over the average remaining term of the underlying leases.  Amortization expense was approximately $9.1 million, $1.2 million and $2.3 million for the years ended December 31, 2008, 2007 and 2006, respectively.  The Company also capitalized $1.5 million related to management’s estimate of the fair value of third-party management contracts acquired from GMH in June 2008.  These intangible assets are amortized on a straight-line basis over a period of three years.  Amortization expense was approximately $0.3 million for the year ended December 31, 2008.  The amortization is included in depreciation and amortization expense in the accompanying consolidated statements of operations.  See Note 5 herein for a detailed discussion of the property acquisitions completed during 2008, 2007 and 2006.

Deferred Financing Costs

The Company defers financing costs and amortizes the costs over the terms of the related debt using the effective interest method.  Upon repayment of or in conjunction with a material change in the terms of the underlying debt agreement, any unamortized costs are charged to earnings.

Amortization expense, net of amounts capitalized, approximated $2.5 million, $1.3 million and $1.4 million for the years ended December 31, 2008, 2007 and 2006, respectively.  Accumulated amortization at December 31, 2008 and 2007 approximated $8.9 million and $6.2 million, respectively.  Deferred financing costs, net of amortization, are included in other assets on the accompanying consolidated balance sheets.

Joint Ventures

The Company holds interests in both consolidated and unconsolidated joint ventures. The Company determines consolidation based on standards set forth in FASB Interpretation No. 46R, Consolidation of Variable Interest Entities (“FIN 46(R)”) and Emerging Issues Task Force (EITF) No. 04-5,  Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.  For joint ventures that are variable interest entities as defined under FIN 46 where the Company is not the primary beneficiary, it does not consolidate the joint venture for financial reporting purposes. Based on the guidance set forth in EITF 04-5, the Company consolidates certain joint venture investments because it exercises significant control over major operating decisions, such as approval of budgets, property management, investment activity and changes in financing.  For joint ventures under EITF 04-5, where the Company does not exercise significant control over major operating and management decisions, but where it exercises significant influence, the Company uses the equity method of accounting and does not consolidate the joint venture for financial reporting purposes.

Debt Premiums and Discounts

Debt premiums and discounts represent fair value adjustments to account for the difference between the stated rates and market rates of debt assumed in connection with the Company’s property acquisitions.  The debt premiums and discounts are amortized to interest expense over the term of the related loans using the effective-interest method.  As of December 31, 2008 and December 31, 2007, net unamortized debt premiums were $5.7 million and $5.0 million, respectively, and net unamortized debt discounts were $10.4 million and $0.7 million, respectively.  Debt premiums and discounts are included in secured debt on the accompanying consolidated balance sheets.

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

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Allowances for receivables are established when management determines that collection of such receivables are doubtful. When management has determined receivables to be uncollectible, they are removed as an asset with a corresponding reduction in the allowance for doubtful accounts.

The allowance for doubtful accounts is summarized as follows:

	Balance, Beginning of Period	Charged to Expense	Write-Offs	Balance, End of Period

Year ended December 31, 2006	$1,159	$1,409	$(410)	$2,158
Year ended December 31, 2007	$2,158	$1,919	$(1,077)	$3,000
Year ended December 31, 2008	$3,000	$2,955	$(2,106)	$3,849

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

Pre-development expenditures such as architectural fees, permits and deposits associated with the pursuit of third-party and owned development projects are expensed as incurred, until such time that management believes it is probable that the contract will be executed and/or construction will commence.  Because the Company frequently incurs these pre-development expenditures before a financing commitment and/or required permits and authorizations have been obtained, the Company bears the risk of loss of these pre-development expenditures if financing cannot ultimately be arranged on acceptable terms or the Company is unable to successfully obtain the required permits and authorizations.  As such, management evaluates the status of third-party and owned projects that have not yet commenced construction on a periodic basis and expenses any deferred costs related to projects whose current status indicates the commencement of construction is unlikely and/or the costs may not provide future value to the Company in the form of revenues.  Such write-offs are included in third-party development and management services expenses (in the case of third-party development projects) or general and administrative expenses (in the case of owned development projects) on the accompanying consolidated statements of operations.  As of December 31, 2008, the Company has deferred approximately $5.7 million in pre-development costs related to third-party and owned development projects that have not yet commenced construction.   Such costs are included in other assets on the accompanying consolidated balance sheets.

Third-Party Management Services Revenue

Management fees are recognized when earned in accordance with each management contract.  Incentive management fees are recognized when the incentive criteria are anticipated to be met.

Advertising Costs

Advertising costs are expensed during the period incurred.  The Company uses no direct response advertising.  Advertising expense approximated $5.2 million, $2.6 million and $2.0 million in 2008, 2007 and 2006, respectively.

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

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) and other comprehensive income (loss), consisting of unrealized gains (losses) on derivative instruments.  Comprehensive income (loss) is presented in the accompanying consolidated statements of changes in stockholders’ equity, and accumulated other comprehensive loss is displayed as a separate component of stockholders’ equity.

Stock-Based Compensation

The Company accounts for equity based awards in accordance with SFAS No. 123 (R), Share-Based Payment, which the Company adopted in the first quarter of 2005.  Accordingly, the Company has recognized compensation expense related to certain restricted stock awards (see Note 12) over the underlying vesting periods, which amounted to approximately $2.1 million, $1.3 million and $0.7 million for the years ended December 31, 2008, 2007 and 2006, respectively.

The Company’s Outperformance Bonus Plan vested on August 17, 2007 and the Compensation Committee of the Board of Directors elected to pay a portion of the awards to selected recipients in the form of profits interest units (“PIUs”), which are discussed in more detail in Note 12.  Approximately $3.7 million of the compensation charge recorded during the year ended December 31, 2007 reflects the settlement of the Outperformance Bonus Plan through the issuance of PIUs.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income Taxes

The Company and GMH have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”).  To qualify as a REIT, these entities must meet a number of organizational and operational requirements, including a requirement that they currently distribute at least 90% of their adjusted taxable income to its stockholders.  As REITs, these entities will generally not be subject to corporate level federal income tax on taxable income they currently distribute to their stockholders. If these entities fail to qualify as a REIT in any taxable year, they will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for the subsequent four taxable years.   Even if these entities qualify for taxation as a REIT, they may be subject to certain state and local income and excise taxes on their income and property, and to federal income and excise taxes on its undistributed income.

The Company owns two TRS entities that manage the Company’s non-REIT activities and are subject to federal, state and local income taxes.

Other Nonoperating Income

Other nonoperating income of $0.5 million was recognized for the year ended December 31, 2008 related to tax incentive amounts received in cash during the period related to a property we acquired in February 2007 located in Ypsilanti, Michigan.  Upon acquisition of this property, any future potential benefit of such tax incentive was assumed from the seller.

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

Mortgage Loans: the fair value of mortgage loans is based on the present value of the cash flows at current rates through maturity.  As of December 31, 2008, the Company estimated the fair value of its fixed-rate mortgage loans to be approximately $1,000.1 million.

Construction Loans: the fair value of the Company’s construction loans approximates carrying value due to the variable interest rate feature of these instruments.

Bonds Payable: the fair value of bonds payable is based on market quotes for bonds outstanding.  As of December 31, 2008, the Company estimated the fair value of its bonds payable to be approximately $52.8 million.

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

Basic earnings per share is computed using net (loss) income and the weighted average number of shares of the Company’s common stock outstanding during the period, including restricted stock units (“RSUs”) issued to outside directors.  RSUs are included in both basic and diluted weighted average common shares outstanding because they were fully vested on the date of grant and all conditions required in order for the recipients to earn the RSUs have been satisfied.  Diluted earnings per share reflects weighted average common shares issuable from the assumed conversion of restricted stock awards (“RSAs”) granted to employees, common units of limited partnership interest in the Operating Partnership (“Common Units”) and preferred units of limited partnership interest in the Operating Partnership (“Series A Preferred Units”).  See Note 9 for a discussion of PIUs, Common Units and Series A Preferred Units and Note 12 for a discussion of RSUs and RSAs.

The following is a summary of the elements used in calculating basic and diluted earnings per share:

	Year Ended December 31,
	2008	2007	2006
Basic earnings per share calculation:
(Loss) income from continuing operations	$(13,008)	$(1,686)	$1,662
Discontinued operations	(47)	-	20,935
Net (loss) income	$(13,055)	$(1,686)	$22,597

(Loss) income from continuing operations – per share	$(0.35)	$(0.07)	$0.09
Income from discontinued operations – per share	$-	$-	$1.11
Net (loss) income – per share	$(0.35)	$(0.07)	$1.20

Basic weighted average common shares outstanding	36,947,656	24,186,213	18,907,061

Diluted earnings per share calculation:
(Loss) income from continuing operations	$(13,008)	$(1,686)	$1,662
Series A Preferred Unit distributions	184	184	154
(Loss) income from continuing operations allocated to Common Units	(214)	(233)	(61)
(Loss) income from continuing operations, as adjusted	(13,038)	(1,735)	1,755
(Loss) income from discontinued operations	(47)	-	20,935
(Loss) income from discontinued operations allocated to Common Units	(1)	-	1,802
(Loss) income from discontinued operations, as adjusted	(48)	-	22,737
Net (loss) income, as adjusted	$(13,086)	$(1,735)	$24,492

(Loss) income from continuing operations – per share	$(0.34)	$(0.07)	$0.08
Income from discontinued operations – per share	$-	$-	$1.09
Net (loss) income – per share	$(0.34)	$(0.07)	$1.17

Basic weighted average common shares outstanding	36,947,656	24,186,213	18,907,061
Common Units	1,253,650	1,797,964	1,866,183
Series A Preferred Units	114,963	114,963	96,380
Restricted Stock Awards (1)	-	-	98,322
Diluted weighted average common shares outstanding	38,316,269	26,099,140	20,967,946

(1)
278,961 and 167,696 weighted average RSAs are excluded from diluted weighted average common shares outstanding for the years ended December 31, 2008 and 2007, respectively, because they would be anti-dilutive due to the Company’s loss position for these periods.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.     Income Taxes

Deferred income taxes result from temporary differences between the carrying amounts of assets and liabilities of the TRSs for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the deferred tax assets and liabilities are as follows:

	December 31,
	2008	2007
Deferred tax assets:
Fixed and intangible assets	$7,674	$8,999
Net operating loss carryforwards	3,961	2,251
Prepaid and deferred rent	2,212	1,134
Bad debt reserves	365	284
Accrued expenses and other	92	91
Stock compensation	340	233
Total deferred tax assets	14,644	12,992
Valuation allowance for deferred tax assets	(14,103)	(12,405)
Deferred tax assets, net of valuation allowance	541	587

Deferred tax liability:
Deferred financing costs	541	587

Net deferred tax liabilities	$-	$-

Significant components of the income tax provision are as follows:

	Year Ended December 31,
	2008	2007	2006
Current:
Federal	$-	$-	$(1)
State	(23)	(18)	(1)
Deferred:
Federal	-	(493)	6
State	-	(23)	(32)
Total provision -- continuing operations	$(23)	$(534)	$(28)

TRS earnings subject to tax consisted of an approximate $2.0 million, $4.0 million and $1.0 million loss for the years ended December 31, 2008, 2007, and 2006, respectively.  The reconciliation of income tax attributable to continuing operations computed at the U.S. statutory rate to income tax provision is as follows:

	Year Ended December 31,
	2008	2007	2006
Tax benefit at U.S. statutory rates on TRS income subject to tax	$673	$1,361	$228
State income tax, net of federal income tax benefit	(8)	(144)	8
Change in the state statutory rate	-	-	(683)
Effect of permanent differences and other	(23)	(8)	(25)
Decrease (increase) in valuation allowance	(665)	(1,743)	444
Income tax provision	$(23)	$(534)	$(28)

Upon formation, each TRS became subject to federal and state income taxation and, accordingly, established deferred tax assets and liabilities.  The valuation allowance increased by approximately $1.7 million during both years ended December 31, 2008 and 2007.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2008, the Company had net operating loss carryforwards (“NOLs”) of approximately $10.7 million for income tax purposes that begin to expire in 2025 ($0.8 million in one TRS and the remainder in the other TRS).  These NOLs may be used to offset future taxable income generated by each of the respective TRSs.

In May 2006, the Texas Governor signed into law a Texas margin tax which restructures the state business tax by replacing the taxable capital components of the current franchise tax with a “taxable margin” component.  The Texas margin tax became effective in 2007.  The TRS’s portion of the tax liability for the years ended December 31, 2008 and 2007 was $23,000 and $18,000, respectively, and is reflected in current state tax in the above schedule.  The non-TRS portion of the Texas margin tax for the years ended December 31, 2008 and 2007 was $0.3 million and $0.2 million, respectively, and is included in the Operating Partnership.

The Company adopted FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes”, on January 1, 2007.  As a result of the adoption of FIN 48, the Company recognized no changes related to deferred taxes.

5.     Property Acquisitions

2008 Acquisitions

On June 11, 2008, the Company completed the acquisition of GMH’s student housing business pursuant to an Agreement and Plan of Merger dated as of February 11, 2008 (the “Merger Agreement”).  Concurrent with the closing of the GMH acquisition, the Company formed a joint venture with a wholly-owned subsidiary of Fidelity Real Estate Growth Fund III, LP (“Fidelity”) and contributed 15 GMH student housing properties to the venture with an estimated value of $325.9 million.  The Company also assumed GMH’s equity interest in an existing joint venture with Fidelity that owns six properties.  At the time of closing, the GMH student housing portfolio consisted of 42 wholly-owned properties containing 24,939 beds located in various markets throughout the country.  Two of the acquired wholly-owned properties totaling 1,468 beds were sold during the third quarter of 2008 (see Note 6).

The total consideration paid for the GMH student housing portfolio (exclusive of 15 properties contributed to the Fidelity joint venture) was approximately $1,018.7 million, inclusive of transaction costs.  Under the terms of the Merger Agreement, each GMH common share and each unit in GMH Communities, LP (the “GMH Operating Partnership”) issued and outstanding as of the date of closing, received cash consideration of $3.36 and 0.07642 of a share of the Company’s common stock, or at the election of the GMH Operating Partnership unitholder, 0.07642 of a unit in the Operating Partnership.  The value of the Company’s common stock and Common Units issued was based on the closing price of the Company’s common stock on February 11, 2008.  The Company issued 5.4 million shares of common stock and 7,004 Common Units, each valued at $28.43 per share or unit.

The following summarizes our allocation of total consideration to the assets and liabilities acquired from GMH, excluding the 15 properties contributed to the joint venture with Fidelity:

Land	$130,164
Buildings	799,667
Furniture, fixtures and equipment	32,160
In-place leases and other intangible assets	20,283
Investments in unconsolidated joint ventures	10,610
Debt discounts, net of debt premiums	9,464
Undeveloped land parcels	5,000
Deferred financing costs	4,126
Working capital assets, net of liabilities	7,270
Total consideration	$1,018,744

In February 2008, the Company acquired a 144-unit, 528-bed property (Pirate’s Place) located near the campus of East Carolina University in Greenville, North Carolina, for a purchase price of $10.6 million, which excludes $0.8 million of transaction costs, initial integration expenses and capital expenditures.  As part of the transaction, the Company assumed approximately $7.0 million in fixed-rate mortgage debt with an annual interest rate of 7.15% and remaining term to maturity of 14.9 years.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In February 2008, the Company also acquired a 68-unit, 161-bed property (Sunnyside Commons) located near the campus of West Virginia University in Morgantown, West Virginia, for a purchase price of $7.5 million, which excludes $0.6 million of transaction costs, initial integration expenses and capital expenditures.  The Company did not assume any debt as part of this transaction.

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

The Company retained approximately $6.9 million of the contribution value in order to satisfy indemnification obligations during a one-year survival period.  Subsequent to the expiration of such one-year survival period on March 1, 2007, the Company has released approximately $6.4 million of the contribution value to the contributors.  As of December 31, 2008, the Company is holding $0.5 million of the retained amount which is composed primarily of secured promissory notes and accrued interest.

The Royal Portfolio consists of five properties in Florida, four properties in Texas, two properties in Tennessee, and one property each in Arizona and Kentucky.  The 13 properties contain approximately 1,800 units and approximately 5,700 beds.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The acquired properties’ results of operations have been included in the accompanying consolidated statements of operations since their respective acquisition closing dates.  The following pro forma information for the years ended December 31, 2008, 2007 and 2006, present consolidated financial information for the Company as if the property acquisitions discussed above, and the April 2008, October 2007 and September 2006 equity offerings had occurred at the beginning of the earliest period presented.  The unaudited pro forma information is provided for informational purposes only and is not indicative of results that would have occurred or which may occur in the future:

	Year Ended December 31,
	2008	2007	2006
Total revenues	$291,269	$275,359	$240,012
Net (loss) income	$(2,643)	$2,202	$(1,260)
Net (loss) income per share – basic	$(0.06)	$0.05	$(0.03)
Net (loss) income per share – diluted	$(0.06)	$0.06	$(0.03)

6.     Property Disposition and Discontinued Operations

As part of the acquisition of GMH on June 11, 2008, the Company acquired two properties (The Courtyards and The Verge) that were under contract to be sold as of such date.  The Courtyards was sold in July 2008 for approximately $17.4 million, resulting in net cash proceeds of approximately $0.4 million, and The Verge was sold in August 2008 for approximately $36.4 million, resulting in net proceeds of approximately $3.6 million.  There was no gain or loss recorded on these dispositions for book purposes.

In December 2006, the Company sold The Village on University off-campus student housing property for a purchase price of $51.0 million, resulting in net proceeds of approximately $50.0 million.  The resulting gain on disposition of approximately $18.6 million is included in discontinued operations in the accompanying consolidated statement of operations for the year ended December 31, 2006.  Accordingly, net income for The Village on University is included in discontinued operations for the year ended December 31, 2006.

The related net (loss) income for the afore-mentioned properties is reflected in the accompanying consolidated statements of operations as discontinued operations for the periods presented in accordance with SFAS No. 144.  Below is a summary of the results of operations for the properties sold through their respective disposition dates:

	Year Ended December 31,
	2008	2007	2006
Total revenues	$895	$-	$4,692
Total operating expenses	576	-	2,412
Operating income	319	-	2,280
Total nonoperating income (expenses)	(366)	-	7
Net (loss) income	$(47)	$-	$2,287

7.     Investments in Wholly-Owned Properties

Wholly-owned properties consisted of the following:

	December 31,
	2008	2007
Land	$242,653	$102,109
Buildings and improvements	1,706,184	768,551
Furniture, fixtures and equipment	87,633	42,225
Construction in progress	63,715	104,540
	2,100,185	1,017,425
Less accumulated depreciation	(113,352)	(70,363)
Wholly-owned properties, net	$1,986,833	$947,062

The Company completed the acquisition of GMH on June 11, 2008 and the acquired properties are included in the wholly-owned properties, net balance as of December 31, 2008.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On-campus participating properties are as follows:

			Historical Cost – December 31,
Lessor/University	Lease Commencement	Required Debt Repayment (1)	2008	2007
Texas A&M University System / Prairie View A&M University (2)	2/1/96	9/1/23	$38,732	$38,499
Texas A&M University System / Texas A&M International	2/1/96	9/1/23	6,163	6,039
Texas A&M University System / Prairie View A&M University (3)	10/1/99	8/31/25 / 8/31/28	24,191	24,037
University of Houston System / University of Houston – (4)	9/27/00	8/31/35	34,899	34,691
			103,985	103,266
Less accumulated amortization			(34,683)	(30,361)
On-campus participating properties, net			$69,302	$72,905

(1)	Represents the effective lease termination date. The Leases terminate upon the earlier to occur of the final repayment of the related debt or the end of the contractual lease term.

(2)	Consists of three phases placed in service between 1996 and 1998.

(3)	Consists of two phases placed in service in 2000 and 2003.

(4)	Consists of two phases placed in service in 2001 and 2005.

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

Income or loss allocated to minority interests on the Company’s consolidated statements of operations includes the Series A Preferred Unit distributions as well as the pro rata share of the Operating Partnership’s net income or loss allocated to Common Units.  The Common Unitholders’ minority interest in the Operating Partnership is reported at an amount equal to their ownership percentage of the net equity of the Operating Partnership at the end of each reporting period.  Common Units and Series A Preferred Units issued in connection with the 2006 acquisition of the Royal Portfolio became exchangeable into an equal number of shares of the Company’s common stock on March 1, 2007.  Common Units issued in connection with the GMH acquisition become exchangeable into an equal number of shares of the Company’s common stock on June 11, 2009. Additionally, as partial consideration for the vesting of the Outperformance Bonus Plan, which occurred on August 17, 2007, 132,400 PIUs were issued to certain employees (see Note 12).  As a result of the October 2007 equity offering, a book-up event occurred for tax purposes resulting in the 132,400 PIUs being converted to Common Units.  During the years ended December 31, 2008 and 2007, 391,582 and 850,316 Common Units, respectively, were converted into shares of the Company’s common stock.  As of December 31, 2008 and December 31, 2007, approximately 3% and 6%, respectively, of the equity interests of the Operating Partnership was held by persons affiliated with Royal Properties and certain current and former members of management in the form of Common Units and Series A Preferred Units.

Minority interests also include the equity interests of unaffiliated joint venture partners in four joint ventures.  These joint ventures own and operate the Company’s Callaway House, University Village at Sweet Home, University Centre and Villas at Chestnut Ridge owned-off campus properties.

10.  Investment in Unconsolidated Joint Ventures

As of December 31, 2008, the Company’s investments in unconsolidated joint ventures accounted for utilizing the equity method consisted of three joint ventures.  The Company’s TRS entities provide property management services to the joint ventures and also provide development management services for one of the joint ventures owning a property currently under development.  As discussed in Note 2 herein, investments in joint ventures are evaluated based on FIN 46(R) to determine whether or not the investment qualifies as a variable interest entity (“VIE”).  If the investment is determined to fall under the scope of FIN 46(R), management then determines whether the Company is the primary beneficiary of the VIE by performing a combination of qualitative and quantitative measures, as appropriate, including evaluating factors such as the voting rights and decision-making abilities of each variable interest holder.  If the investment is determined not to fall under the scope for 46(R), the Company evaluates the investment in accordance with other guidance such as EITF 04-5.

Fidelity Joint Ventures: Concurrent with the closing of the GMH acquisition, a wholly-owned subsidiary of the Company formed a joint venture with a subsidiary of Fidelity and transferred 15 GMH student housing properties to the venture with an estimated value of $325.9 million.  The Company also assumed GMH’s equity interest in an existing joint venture with Fidelity that owns six properties.  The Company serves as property manager for all of the joint venture properties and owns a 10% equity interest in these joint ventures (hereinafter referred to collectively as the “Fidelity Joint Ventures”).

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Fidelity Joint Ventures are funded in part with secured third party debt in the amount of $342.6 million.  The Operating Partnership serves as guarantor of this debt, which means the Company is liable to the lender for any loss, damage, cost, expense, liability, claim or other obligation incurred by the lender arising out of or in connection with certain non-recourse exceptions in connection with the debt.  Pursuant to the respective limited liability company agreements, the Fidelity Joint Ventures agreed to indemnify, defend and hold harmless the Operating Partnership with respect to such obligations, except to the extent such obligations were caused by the willful misconduct, gross negligence, fraud or bad faith of the Operating Partnership or its employees, agents or affiliates.  Therefore, the Operating Partnership's exposure under the guarantees for obligations not caused by the willful misconduct, gross negligence, fraud or bad faith of the Operating Partnership or its employees, agents or affiliates is not expected to exceed the Company’s 10% proportionate interest in the related mortgage debt.    Additionally, in lieu of depositing required debt service escrow funds with the lender of the one of the joint venture’s mortgage notes, the Company has provided an irrevocable standby commercial letter of credit in the amount of $0.3 million.  The letter of credit was issued at inception of the joint venture and expires one year subsequent to issuance, or earlier should the property reach a debt service coverage ratio, as defined, of at least 1.20:1 for a period of twelve consecutive months on a trailing basis.  The term of the letter of credit will be automatically extended for one year periods thereafter until such time the debt service coverage ratio reaches 1.20:1 or the related mortgage note is repaid or refinanced.

Management has determined that the Fidelity Joint Ventures meet the criteria to be classified as VIEs, although the Company is not the primary beneficiary.  The Company’s $9.4 million investment in these two joint ventures at December 31, 2008 is included in other assets in the accompanying consolidated balance sheets, and the Company’s $1.1 million share in the loss from these two joint ventures for the year ended December 31, 2008 is included in loss from unconsolidated joint ventures in the accompanying consolidated statements of operations.   For the year ended December 31, 2008, the Company earned $1.3 million in property management fees from these joint ventures.  Due to the respective limited liability company agreements not providing for maximum capital commitments from the members, the Company’s maximum exposure to loss stemming from its investment in the Fidelity Joint Ventures could be unlimited.

Hampton Roads Joint Venture:  The Company also holds a minority equity interest in a joint venture that owns a military housing privatization project with the United States Navy to design, develop, construct, renovate, and manage unaccompanied soldier housing located on naval bases in Norfolk and Newport News, Virginia.  The project is financed through taxable revenue bonds.

Management has determined that the Company’s investment in this joint venture does not fall under the scope of FIN 46(R) and therefore accounts for its investment using the equity method in accordance with other guidance, including EITF 04-5.  The Company’s $1.0 million and $1.5 million investment in this joint venture at December 31, 2008 and 2007, respectively, is included in other assets in the accompanying consolidated balance sheets, and the Company’s $0.5 million and $0.1 million share in the loss from this joint venture for the years ended December 31, 2008 and 2007, respectively, is included in loss from unconsolidated joint ventures in the accompanying consolidated statements of operations.    For the year ended December 31, 2008, the Company earned $0.3 million in development management fees from this joint venture.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.   Debt

A summary of the Company’s outstanding consolidated indebtedness, including unamortized debt premiums and discounts, is as follows:

	December 31,
	2008	2007
Debt secured by wholly-owned properties:
Mortgage loans payable	$955,847	$397,270
Construction loans payable	124,819	43,652
	1,080,666	440,922
Debt secured by on-campus participating properties:
Mortgage loan payable	32,991	33,156
Bonds payable	53,275	55,030
	86,266	88,186
Secured term loan	100,000	-
Revolving credit facility	14,700	9,600
Unamortized debt premiums	5,682	4,988
Unamortized debt discounts	(10,393)	(666)
Total debt	$1,276,921	$543,030

During the twelve months ended December 31, 2008, the following transactions occurred:

Year Ended December 31, 2008
Balance, beginning of period	$543,030
Additions:
Draws on revolving credit facility	45,800
Draws under advancing construction loans	81,167
Draw under secured term loan	100,000
Assumption of debt upon acquisition of properties (including a debt discount, net of premiums of approximately $9.2 million)	606,008
Deductions:
Pay down of revolving credit facility	(40,700)
Pay off of mortgage loans in connection with property dispositions	(47,399)
Scheduled repayments of principal	(10,243)
Amortization of debt premiums and discounts	(742)
$1,276,921

Loans Assumed or Entered Into in Conjunction with Property Acquisitions

In connection with the June 11, 2008 acquisition of GMH’s student housing business (see Note 5), the Company assumed approximately $608.2 million of fixed-rate mortgage debt.  At the time of assumption, the debt had a weighted average annual interest rate of 5.43% and an average term to maturity of 6.2 years.  Upon assumption of this debt, the Company recorded debt discounts and debt premiums of approximately $11.8 million and $2.3 million, respectively, to reflect the estimated fair value of the debt assumed.  These mortgage loans are secured by liens on the related properties.

In connection with the February 2008 acquisition of Pirate’s Place (see Note 5), a wholly-owned property, the Company assumed approximately $7.0 million of fixed-rate mortgage debt with an annual interest rate of 7.15% and January 2023 maturity date.  Upon assumption of this debt, the Company recorded a debt premium of approximately $0.3 million, to reflect the estimated fair value of the debt assumed.  This mortgage loan is secured by a lien on the related property.

In connection with the January 2007 acquisition of Village on Sixth (see Note 5), a wholly-owned property, the Company assumed approximately $17.6 million of fixed-rate mortgage debt, which is comprised of one $16.2 million mortgage loan with an annual interest rate of 5.5% and May 2014 maturity date, and a second mortgage loan for $1.4 million with an annual interest rate of 6.6% and October 2016 maturity date.  Upon assumption of this debt, the Company recorded a debt discount of approximately $0.3 million on the $16.2 million mortgage loan and a debt premium of approximately $0.1 million on the $1.4 million mortgage loan, in each case to reflect the estimated fair value of the debt assumed.  These mortgage loans are secured by liens on the related properties.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In connection with the February 2007 acquisition of the Edwards Portfolio (see Note 5), the Company assumed approximately $70.7 million in fixed-rate mortgage debt.  At the time of assumption, the debt had a weighted average annual interest rate of 5.7% and an average remaining term to maturity of 8.3 years.  Upon assumption of these three loans, the Company recorded debt premiums of approximately $0.1 million to reflect the estimated fair value of the debt assumed.  These three mortgage loans are secured by liens on the related properties.

In connection with the March 1, 2006 acquisition of the Royal Portfolio (see Note 5), the Company assumed approximately $123.6 million of fixed-rate mortgage debt.  At the time of assumption, the debt had a weighted average annual interest rate of 5.95% and an average term to maturity of 6.3 years.  Upon assumption of this debt, the Company recorded debt premiums of approximately $2.9 million, net of discounts, to reflect the estimated fair value of the debt assumed.  These mortgage loans are secured by the related properties.

Revolving Credit Facility

In May 2008, the Operating Partnership amended its $115 million revolving credit facility to increase the size of the facility to $160 million, which may be expanded by up to an additional $65 million upon the satisfaction of certain conditions.  The maturity date of the facility is August 17, 2009 and can be extended 12 months through August 2010.  The Company guarantees the Operating Partnership’s obligations under the facility.

Availability under the revolving credit facility is limited to an "aggregate borrowing base amount" equal to the lesser of (i) 65% of the value of certain properties, calculated as set forth in the credit facility, and (ii) the adjusted net operating income from these properties divided by a formula amount.  The facility bears interest at a variable rate, at the Company’s option, based upon a base rate or one-, two-, three-, or six-month LIBOR plus, in each case, a spread based upon the Company’s total leverage.  Additionally, the Company is required to pay an unused commitment fee ranging from 0.15% to 0.20% per annum, depending on the aggregate unused balance.  As of December 31, 2008, the balance outstanding on the revolving credit facility totaled $14.7 million, bearing interest at a weighted average annual rate of 2.23%, with remaining availability under the facility (subject to the satisfaction of certain financial covenants) totaling approximately $133.8 million.

The terms of the facility include certain restrictions and covenants, which limit, among other items, the incurrence of additional indebtedness, liens, and the disposition of assets. The facility contains customary affirmative and negative covenants and also contains financial covenants that, among other things, require the Company to maintain certain minimum ratios of "EBITDA" (earnings before interest, taxes, depreciation and amortization) to fixed charges.  The Company may not pay distributions that exceed a specified percentage of funds from operations, as adjusted, for any four consecutive quarters.  The financial covenants also include consolidated net worth and leverage ratio tests.  As of December 31, 2008, the Company was in compliance with all such covenants.

Senior Secured Term Loan

On May 23, 2008, the Operating Partnership obtained a $100 million senior secured term loan.  The secured term loan has an initial term of 36 months and can be extended through May 2012 through the exercise of a 12-month extension period.  The secured term loan bears interest at a variable rate, at the Company’s option, based upon a base rate or one-, two-, three-, or six-month LIBOR plus, in each case, a spread based upon the Company’s total leverage.  On June 11, 2008, the Operating Partnership borrowed in full from the secured term loan and used the proceeds to fund a portion of the total cash consideration for the GMH acquisition.  As of December 31, 2008, the balance outstanding on the secured term loan was $100 million, bearing interest at an annual rate of 2.97%.  The Company guarantees the Operating Partnership’s obligations under the secured term loan.  The secured term loan includes the same restrictions and covenants as the revolving credit facility, described above.

Construction Loans and Mortgage Notes Payable

Construction loans and mortgage notes payable at December 31, 2008, excluding debt premiums and discounts, consisted of 75 loans secured by wholly-owned properties and on-campus participating properties consisting of:

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property	Principal Outstanding (1)		Interest Rate at December 31, 2008		Maturity Date	Amortization
Cullen Oaks – Phase I (2)	$16,411		6.69	%(3)	February 2014	30 years
Cullen Oaks – Phase II (2)	16,580		6.69	%(3)	February 2014	30 years
University Village at Boulder Creek	15,519		5.71%		November 2012	30 years
River Club Apartments	17,673		8.18%		August 2010	30 years
River Walk Townhomes	7,282		8.00%		September 2009	30 years
The Village at Alafaya Club	19,528		8.16%		August 2010(4)	30 years
Northgate Lakes	10,443		7.00%		July 2009	30 years
University Club Tallahassee	13,032		7.99%		October 2010	30 years
The Grove at University Club Tallahassee	4,143		5.75%		March 2013	30 years
College Club Tallahassee	8,461		6.74%		December 2011	30 years
Royal Oaks Tallahassee	2,799		7.13%		July 2009	30 years
Royal Pavilion Tallahassee	2,335		6.92%		July 2009	30 years
Royal Village Tallahassee	3,139		6.83%		July 2009	30 years
University Club Gainesville	8,037		7.88%		November 2009	30 years
The Estates	36,847		5.20%		June 2015	30 years
Royal Village Gainesville	5,718		6.87%		July 2009	30 years
The Village at Blacksburg	20,257		7.50%		January 2011	30 years
Royal Lexington	4,480		6.86%		July 2009	30 years
The Woods at Greenland	5,932		5.69%		October 2012	30 years
Raiders Crossing	6,359		6.18%		December 2012	30 years
Villas on Apache	7,225		7.66%		June 2009	30 years
Entrada Real	9,323		5.61%		November 2012	30 years
The Outpost San Marcos	13,212		5.74%		October 2013	30 years
The Outpost San Antonio	23,318		4.99%		October 2014	30 years
City Parc at Fry Street	11,147		5.96%		September 2014	30 years
Raiders Pass - Phase I	15,115		5.91%		October 2012	30 years
Raiders Pass – Phase II	3,715		5.66%		October 2012	30 years
The Callaway House	18,658		7.10%		April 2011	30 years
Aggie Station	11,177		5.96%		October 2012	30 years
Village on Sixth – Phase I	15,719		5.48%		May 2014	30 years
Village on Sixth – Annex	1,392		6.63%		October 2016	30 years
Newtown Crossing	31,582		5.65%		June 2015	30 years
Olde Town University Square	20,470		5.65%		June 2015	30 years
Peninsular Place	16,818		5.65%		June 2015	30 years
Vista del Sol	96,046	(5)	2.44%		December 2009	n/a
Villas at Chestnut Ridge	28,773	(6)	2.45%		June 2009	n/a
Pirate’s Place	6,762		7.15%		January 2023	30 years
Jacob Heights I	3,850		5.54%		February 2016	Interest only
Jacob Heights III	2,948		6.19%		August 2016	Interest only
The Summit	23,825		5.60%		March 2017	Interest only
GrandMarc – Seven Corners	18,314		5.19%		June 2014	30 years
University Village – Sacramento	14,740		5.32%		February 2016	Interest only
Aztec Corner	28,600		5.97%		August 2016	30 years
University Crossings	33,776		5.42%		November 2013	30 years
University Crossings - Annex	8,218		5.90%		November 2013	30 years
Campus Corner	22,266		5.84%		November 2016	Interest only
Tower at 3rd	14,491		4.96%		September 2015	Interest only
University Mills	8,965		4.92%		August 2014	30 years
Pirates Cove	19,978		4.55%		February 2009	30 years
University Manor	14,492		4.92%		August 2014	30 years
Brookstone Village	4,141		5.38%		February 2016	Interest only
Campus Walk – Wilmington	6,700		5.00%		September 2015	Interest only
Riverside Estates	16,200		5.84%		November 2016	Interest only
Cambridge at Southern	18,388		5.78%		December 2016	Interest only
Campus Club – Statesboro	18,811		4.24%		March 2010	Interest only
University Pines	11,200		6.95%		June 2013	30 years
Lakeside	14,100		5.84%		November 2016	Interest only
The Club	9,922		4.41%		April 2009	30 years
Pegasus Connection	29,914		5.22%		January 2011	Interest only
Southview	18,918		4.56%		June 2015	Interest only

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property	Principal Outstanding (1)		Interest Rate at December 31, 2008	Maturity Date	Amortization
Stonegate	$14,264		4.56%	June 2015	Interest only
The Commons	5,811		5.60%	April 2024	30 years
University Gables	14,131		6.95%	June 2013	30 years
The Enclave I	9,939		4.92%	August 2014	30 years
Hawks Landing	15,600		5.84%	November 2016	Interest only
Willowtree Apartments	13,665		7.09%	October 2011	30 years
Willowtree Towers	6,686		7.09%	October 2011	30 years
Abbott Place	17,850		5.84%	November 2016	Interest only
University Centre – Kalamazoo	19,875		5.60%	March 2017	Interest only
University Meadows	9,633		4.92%	October 2015	Interest only
Campus Way	15,375		5.84%	November 2016	Interest only
Campus Walk – Oxford	8,133		4.70%	March 2012	Interest only
Campus Trails	7,486		5.84%	November 2016	Interest only
University Pointe	21,300		5.28%	October 2015	Interest only
University Trails	15,725		4.24%	March 2010	Interest only
Total	$1,113,657	Wtd Avg Rate	5.46%

(1)	For federal income tax purposes, the aggregate cost of the loans is equal to the carrying amount.

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

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Bonds Payable

Bonds payable consist of three issues secured by student housing ground/facility leases, with interest and principal paid semi-annually and annually, respectively, through maturity. Covenants include, among other items, budgeted and actual debt service coverage ratios. The bonds are nonrecourse to the Company. Payment of regularly scheduled principal payments is guaranteed by MBIA Insurance Corporation. Bonds payable at December 31, 2008 consisted of the following:

			Principal	Weighted		Required
Series	Mortgaged Facilities Subject to Leases	Original	December 31, 2008	Average Rate	Maturity Through	Monthly Debt Service
1999	University Village-PVAMU/TAMIU	$39,270	$31,545	7.69%	September 2023	$302
2001	University College–PVAMU	20,995	17,895	7.42%	August 2025	158
2003	University College–PVAMU	4,325	3,835	5.95%	August 2028	28
	Total/weighted average rate	$64,590	$53,275	7.47%		$488

Schedule of Debt Maturities

Scheduled debt maturities (reflecting automatic extensions where applicable) for each of the five years subsequent to December 31, 2008 and thereafter, are as follows:

	Scheduled Principal	Due at Maturity	Total
2009	$11,325	$220,137	$231,462
2010	10,964	83,576	94,540
2011	10,420	194,875	205,295
2012	10,380	70,242	80,622
2013	9,226	77,509	86,735
Thereafter	56,931	526,047	582,978
	$109,246	$1,172,386	$1,281,632

The $220.1 million of debt scheduled to mature in 2009 is comprised of a $96.0 million construction loan which can be extended through December 2011 through the exercise of two 12-month extensions, a $28.8 million construction loan which can be extended through June 2010 through the exercise of a 12-month extension period and a $14.7 million balance on our revolving credit facility which can be extended through August 2010.  The remaining $80.6 million of debt scheduled to mature in 2009 is comprised of fixed-rate mortgage debt that we expect to pay-off on or before their respective maturity dates.

Payment of principal and interest were current at December 31, 2008.  Mortgage notes and bonds payable are subject to prepayment penalties.

12.  Incentive Award Plan

The Company has adopted the 2004 Incentive Award Plan (the “Plan”).  The Plan provides for the grant to selected employees and directors of the Company and the Company’s affiliates of stock options, RSUs, RSAs, Common Units, PIUs, and other stock-based incentive awards.  The Company has reserved a total of 1,210,000 shares of the Company’s common stock for issuance pursuant to the Plan, subject to certain adjustments for changes in the Company’s capital structure, as defined in the Plan.  As of December 31, 2008, 586,711 shares were available for issuance under the Plan.

Restricted Stock Units

Upon initial appointment to the Board of Directors and reelection to the Board of Directors at each Annual Meeting of Stockholders, each outside member of the Board of Directors is granted RSUs.  For all 2006 and 2007 RSU grants, no shares of stock were issued at the time of the RSU awards, and the Company was not required to set aside a fund for the payment of any such award; however, the stock was deemed to be awarded on the date of grant.  Upon the Settlement Date, which was three years from the date of grant, the Company delivered to the recipients a number of shares of common stock or cash, as determined by the Compensation Committee of the Board of Directors, equal to the number of RSUs held by the recipients.  In addition, recipients of RSUs are entitled to dividend equivalents equal to the cash distributions paid by the Company on one share of common stock for each RSU issued, payable currently or on the Settlement Date, as determined by the Compensation Committee of the Board of Directors.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Commencing in 2008, all RSUs vested and settled on the date of grant.  Upon reelection to the Board of Directors in May 2008, the Chairman of the Board of Directors was granted RSUs valued at $42,500 and the remaining outside members were each granted RSUs valued at $32,500.  In connection with the GMH acquisition on June 11, 2008, the Company appointed a new member to the Board of Directors and granted RSUs to him valued at $32,500.  The number of RSUs was determined based on the fair market value of the Company’s stock on the date of grant.  A summary of the Company’s RSUs under the Plan for the three years ended December 31, 2008 and changes during the two years ended December 31, 2008, are presented below:

	Number of RSUs	Weighted-Average Grant Date Fair Value Per RSU
Outstanding at December 31, 2006	20,555	$20.69
Granted	5,376	29.77
Settled in common shares	(4,029)	17.50
Settled in cash	(3,116)	17.50
Outstanding at December 31, 2007	18,786	24.50
Granted	7,831	30.34
Settled in common shares	(11,897)	25.82
Settled in cash	(3,164)	25.43
Outstanding at December 31, 2008	11,556	$26.83

The RSUs are fully vested on the date of grant.  Accordingly, the Company recognized expense of approximately $0.2 million for each of the years ended December 31, 2008, 2007, and 2006, respectively, reflecting the fair value of the RSUs issued on the date of grant.  The weighted-average grant-date fair value for each RSU granted during the year ended December 31, 2006 was $24.28.

Restricted Stock Awards

The Company awards RSAs to its executive officers and certain employees that vest in equal annual installments over a three to five year period.  Unvested awards are forfeited upon the termination of an individual’s employment with the Company.  Recipients of RSAs receive dividends, as declared by the Company’s Board of Directors, on unvested shares, provided that the recipient continues to be employed by the Company.  A summary of the Company’s RSAs under the Plan for the three years ended December 31, 2008 and changes during the two years ended December 31, 2008, are presented below:

	Number of RSAs	Weighted-Average Grant Date Fair Value Per RSA
Nonvested balance at December 31, 2006	100,047	$23.72
Granted	110,890	30.21
Vested	(18,073)	23.27
Forfeited	(13,943)	25.68
Nonvested balance at December 31, 2007	178,921	27.64
Granted	151,492	27.62
Vested	(32,353)	26.54
Forfeited	(15,652)	26.97
Nonvested balance at December 31, 2008	282,408	$27.79

The weighted-average grant date fair value for each RSA granted and forfeited during the year ended December 31, 2006 was $24.80 and $23.12, respectively.  In accordance with SFAS No. 123(R), the Company recognizes the value of these awards as an expense over the vesting periods, which amounted to approximately $1.9 million, $1.1 million and $0.6 million for the years ended December 31, 2008, 2007 and 2006, respectively.

The total fair value of RSAs vested during the year ended December 31, 2008, was approximately $0.8 million.  Additionally, as of December 31, 2008, the Company had approximately $6.1 million of total unrecognized compensation cost related to these RSAs, which is expected to be recognized over a remaining weighted-average period of 3.5 years.

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

13.   Preferred Stock

As part of the Company’s acquisition of GMH’s student housing business, the Company acquired the GMH REIT, an entity that elected to be taxed as a REIT under the Code.  In order to ensure that the entity met certain organizational requirements, on the Merger date the entity issued 131 shares of 15% Series A Cumulative Non-voting Preferred Stock.  Holders of Series A Preferred Stock were entitled to receive, when and as authorized by the Company’s Board of Directors, cumulative preferential cash dividends at the rate of 15% per annum of the total of $1,000 per share plus all accumulated and unpaid dividends thereon.  On December 31, 2008, as contemplated as part of the merger transactions, the Company converted the GMH REIT into a Delaware limited liability company, at which time the preferred shares were redeemed at a redemption price of $1,200 per share, including a redemption premium of $200 per share.

14.   Interest Rate Hedges

In February 2007, the Company extended the maturity date of the Cullen Oaks Phase I and Phase II loans to February 2014.  The extended loans bear interest at a rate of LIBOR plus 1.35% and required payments of interest only through May 2008 and monthly payments of principal and interest from May 2008 through the maturity date.  In connection with these loan extensions, the Company terminated the existing interest rate swap agreement and received a termination payment from the lender of approximately $0.4 million.  In accordance with SFAS No. 133, the $0.4 million gain was amortized from accumulated other comprehensive income to earnings over the remaining term of the terminated interest rate swap agreement (through November 2008).

In addition, the Company entered into an interest rate swap agreement effective February 15, 2007 through February 15, 2014, that is designated to hedge its exposure to fluctuations in interest payments attributed to changes in interest rates associated with payments on the Cullen Oaks Phase I and Phase II loans.  Under the terms of the interest rate swap agreement, the Company pays a fixed rate of 6.69% and receives a floating rate of LIBOR plus 1.35%.  The interest rate swap had an estimated negative fair value of approximately $5.1 million and $2.1 million at December 31, 2008 and 2007, respectively, and is reflected in other liabilities in the accompanying consolidated balance sheets.  Ineffectiveness resulting from the Company’s hedges is not material.

15.   Fair Value Disclosures

On January 1, 2008, the Company adopted SFAS No. 157, which defines fair value, establishes a framework for measuring fair value and also expands disclosures about fair value measurements.  SFAS No. 157 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances.  The following table presents information about our liability measured at fair value on a recurring basis as of December 31, 2008, and indicates the fair value hierarchy of the valuation techniques utilized by us to determine such fair value.

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

Liability Measured at Fair Value on a Recurring Basis at December 31, 2008

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2008
Liability:
Derivative financial instrument	$-	$5,119	$-	$5,119

The Company uses derivative financial instruments, specifically interest rate swaps, for nontrading purposes.  The Company uses interest rate swaps to manage interest rate risk arising from previously unhedged interest payments associated with variable rate debt.  Through December 31, 2008, derivative financial instruments were designated and qualified as cash flow hedges.  Derivative contracts with positive net fair values inclusive of net accrued interest receipts or payments, are recorded in other assets.  Derivative contracts with negative net fair values, inclusive of net accrued interest payments or receipts, are recorded in other liabilities.  The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative.  This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves.  The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.

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

Although the Company has determined the majority of the inputs used to value its derivative fall within Level 2 of the fair value hierarchy, the credit valuation adjustment associated with its derivative utilizes Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparty.  However, as of December 31, 2008, the Company has assessed the significance of the impact of the credit valuation adjustment on the overall valuation of its derivative position and has determined that the credit valuation adjustment is not significant to the overall valuation of the Company’s derivative.  As a result, the Company has determined its derivative valuation in its entirety is classified in Level 2 of the fair value hierarchy.

16.   Lease Commitments

The Company is a party to a sublease for corporate office space beginning August 15, 2002, and expiring December 31, 2010. The Company is also party to a lease for corporate office space beginning June 19, 2008, and expiring July 31, 2013. The terms of the sublease and lease provide for a period of free rent and scheduled rental rate increases and common area maintenance charges upon expiration of the free rent period.

The Company entered into a ground lease agreement on October 2, 2003 for the purpose of constructing a student housing facility near the campus of Temple University in Philadelphia, Pennsylvania.  The agreement terminates June 30, 2079 and has four six year extensions available.  Under the terms of the ground lease, the lessor receives annual minimum rents of $0.1 million and contingent rental payments which are based upon the operating performance of the property.  The contingent rental payment was approximately $0.1 million for 2008, 2007 and 2006.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company entered into a 95-year ground lease agreement on August 3, 2005 for the purpose of constructing University Centre, a student housing facility near the campuses of Rutgers University and the New Jersey Institute of Technology in Newark, New Jersey.  The agreement terminates July 2102 with no extensions or renewals available.  Under the terms of the ground lease, the lessor receives escalating annual rents ranging from $0.1 million to $0.4 million and contingent rental payments based upon the operating performance of the property.  Straight-lined rental amounts were capitalized during the construction period and expensed upon the commencement of operations in August 2007.  Rent expense under the ground lease agreement was approximately $0.3 million and $0.1 million for the years ended December 31, 2008 and 2007, respectively.

The Company entered into a 65-year ground/facility lease agreement on December 22, 2006 for the purpose of constructing Vista del Sol, a student housing facility on the campus of Arizona State University in Tempe, Arizona.  The agreement will terminate on the 65th anniversary date of the opening date (August 2073) and has two ten year extensions available.  During the first five years, under the terms of the ground lease, the lessor will receive annual minimum rents of approximately $0.7 million and variable rent payments based upon the operating performance of the property.  For the remaining years of the lease, the lessor will receive variable rent payments based upon the operating performance of the property.  Straight-lined rental amounts were capitalized during the construction period and expensed upon the commencement of operations in August 2008.  Rent expense under this agreement was approximately $0.4 million for the year ended December 31, 2008.

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

The Company also has various operating and capital leases for furniture, office and technology equipment, which expire through 2013.  Rental expense under the operating lease agreements approximated $1.4 million, $0.8 million and $0.6 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Wholly-owned properties, net at December 31, 2008 included approximately $2.9 million related to capital leases of furniture, net of approximately $1.2 million of accumulated amortization.  Other assets at December 31, 2008 included approximately $0.2 million related to corporate assets under capital leases, net of approximately $0.1 million of accumulated amortization.

Future minimum commitments over the life of all leases subsequent to December 31, 2008, are as follows:

	Operating	Capital
2009	$1,795	$1,029
2010	1,804	851
2011	1,437	678
2012	1,459	292
2013	733	-
Thereafter	39,494	-
Total minimum lease payments	46,722	2,850
Amount representing interest	-	(295)
Balance of minimum lease payments	$46,722	$2,555

The capital lease obligations are reflected in other liabilities in the accompanying consolidated balance sheets.  Amortization of assets recorded under capital leases is included in depreciation expense and was approximately $0.7 million, $0.6 million and $0.5 million for the years ended December 31, 2008, 2007 and 2006, respectively.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.   Commitments and Contingencies

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

In the normal course of business, the Company enters into various development-related purchase commitments with parties that provide development-related goods and services.  In the event that the Company was to terminate development services prior to the completion of projects under construction, the Company could potentially be committed to satisfy outstanding purchase orders with such parties.  At December 31, 2008, management does not anticipate any material deviations from schedule or budget related to third-party development projects currently in progress.

Guaranty of Joint Venture Mortgage Debt: As mentioned in Note 10, the Fidelity Joint Ventures are funded in part with secured third party debt in the amount of $342.6 million.  The Operating Partnership serves as guarantor of this debt, which means the Company is liable to the lender for any loss, damage, cost, expense, liability, claim or other obligation incurred by the lender arising out of or in connection with certain non-recourse exceptions in connection with the debt.  Pursuant to the respective limited liability company agreements, the Fidelity Joint Ventures agreed to indemnify, defend and hold harmless the Operating Partnership with respect to such obligations, except to the extent such obligations were caused by the willful misconduct, gross negligence, fraud or bad faith of the Operating Partnership or its employees, agents or affiliates.  Therefore, the Operating Partnership's exposure under the guarantees for obligations not caused by the willful misconduct, gross negligence, fraud or bad faith of the Operating Partnership or its employees, agents or affiliates is not expected to exceed the Company’s 10% proportionate interest in the related mortgage debt.  Additionally, in lieu of depositing required debt service escrow funds with the lender of the one of the Fidelity joint venture’s mortgage notes, the Company has provided an irrevocable standby commercial letter of credit in the amount of $0.3 million.  The letter of credit was issued at inception of the joint venture and expires one year subsequent to issuance, or earlier should the property reach a debt service coverage ratio, as defined, of at least 1.20:1 for a period of twelve consecutive months on a trailing basis.  The term of the letter of credit will be automatically extended for one year periods thereafter until such time the debt service coverage ratio reaches 1.20:1 or the related mortgage note is repaid or refinanced.

The Company has estimated the fair value of guarantees entered into or modified after December 31, 2002, the effective date of FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, to be immaterial.  The Company’s estimated maximum exposure amount under the above guarantees is approximately $358.6 million.

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

18.   Segments

The Company defines business segments by their distinct customer base and service provided.  The Company has identified four reportable segments: Wholly-Owned Properties, On-Campus Participating Properties, Development Services, and Property Management Services.  Management evaluates each segment’s performance based on operating income before depreciation, amortization, minority interests and allocation of corporate overhead.  Intercompany fees are reflected at the contractually stipulated amounts.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2008	2007	2006
Wholly-Owned Properties
Rental revenues	$198,871	$117,858	$90,683
Interest and other income	113	324	203
Total revenues from external customers	198,984	118,182	90,886
Operating expenses before depreciation, amortization, ground/facility lease, and allocation of corporate overhead	102,128	54,411	42,341
Ground/facility leases	376	-	-
Interest expense	44,282	24,226	18,744
Other nonoperating income	486	-	-
Operating income before depreciation, amortization, minority interests and allocation of corporate overhead	$52,684	$39,545	$29,801
Depreciation and amortization	$52,260	$25,648	$20,216
Capital expenditures	$142,796	$142,265	$81,597
Total segment assets at December 31,	$2,060,591	$978,275	$718,428
On-Campus Participating Properties
Rental revenues	$22,042	$20,966	$19,960
Interest and other income	206	359	330
Total revenues from external customers	22,248	21,325	20,290
Operating expenses before depreciation, amortization, ground/facility lease, and allocation of corporate overhead	10,073	8,701	8,382
Ground/facility lease	1,402	1,622	857
Interest expense	6,166	6,226	6,447
Operating income before depreciation, amortization, minority interests and allocation of corporate overhead	$4,607	$4,776	$4,604
Depreciation and amortization	$4,322	$4,263	$4,131
Capital expenditures	$719	$480	$483
Total segment assets at December 31,	$83,946	$85,708	$88,814
Development Services
Development and construction management fees from external customers	$7,922	$5,490	$5,778
Intersegment revenues	2,502	-	-
Total revenues	10,424	5,490	5,778
Operating expenses	9,471	5,588	4,566
Operating income before depreciation, amortization, minority interests and allocation of corporate overhead	$953	$(98)	$1,212
Total segment assets at December 31,	$7,196	$7,624	$2,513
Property Management Services
Property management fees from external customers	$6,578	$2,821	$2,532
Intersegment revenues	7,532	4,289	3,627
Total revenues	14,110	7,110	6,159
Operating expenses	6,485	3,102	2,501
Operating income before depreciation, amortization, minority interests and allocation of corporate overhead	$7,625	$4,008	$3,658
Total segment assets at December 31,	$7,258	$2,220	$1,639

Reconciliations
Total segment revenues	$245,766	$152,107	$123,113
Unallocated interest income earned on corporate cash	812	794	697
Elimination of intersegment revenues	(10,034)	(4,289)	(3,627)
Total consolidated revenues, including interest income	$236,544	$148,612	$120,183
Segment operating income before depreciation, amortization, minority interests and allocation of corporate overhead	$65,869	$48,231	$39,275
Depreciation and amortization	(60,125)	(31,784)	(26,229)
Net unallocated expenses relating to corporate overhead	(16,509)	(17,014)	(9,318)
Loss from unconsolidated joint ventures	(1,619)	(108)	-
Income tax provision	(388)	(756)	(28)
Minority interests	(236)	(255)	(2,038)
(Loss) income from continuing operations	$(13,008)	$(1,686)	$1,662
Total segment assets	$2,158,991	$1,073,827	$811,394
Unallocated corporate assets and assets held for sale	24,918	2,469	72,987
Total assets	$2,183,909	$1,076,296	$884,381

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.  Quarterly Financial Information (Unaudited)

The information presented below represents the consolidated financial results of the Company for the years ended December 31, 2008 and 2007.

	2008
	1PstP Quarter	2PndP Quarter	3PrdP Quarter	4PthP Quarter	Total
Total revenues	$41,441	$43,889	$72,688	$78,290	$236,308 (1)
Net income (loss)	$4,909	$(1,450)	$(13,094)	$(3,420)	$(13,055)
Net income (loss) per share-basic	$0.18	$(0.04)	$(0.31)	$(0.08)	$(0.35)
Net income (loss) per share-Diluted	$0.18	$(0.04)	$(0.31)	$(0.08)	$(0.34)

	2007
	1PstP Quarter	2PndP Quarter	3PrdP Quarter	4PthP Quarter	Total
Total revenues	$34,950	$33,366	$36,518	$42,301	$147,135
Net (loss) income	$(4,678)	$(785)	$(2,369)	$6,146	$(1,686)
Net (loss) income per share-basic	$(0.20)	$(0.03)	$(0.10)	$0.23	$(0.07)
Net (loss) income per share-Diluted	$(0.20)	$(0.03)	$(0.10)	$0.23	$(0.07)

(1)	Includes revenues from discontinued operations of $0.9 million for the year ended December 31, 2008.

20.  Subsequent Events
Distributions:  On January 30, 2009, the Company declared a fourth quarter 2008 distribution per share of $0.3375 which was paid on February 27, 2009 to all common stockholders of record as of February 16, 2009.  At the same time, the Operating Partnership was paid an equivalent amount per unit to holders of Common Units, as well as the quarterly cumulative preferential distribution to holders of Series A Preferred Units (see Note 9).
Pay-off of Mortgage Debt:  In January 2009, the Company borrowed approximately $20.0 million from the revolving credit facility to pay off fixed-rate mortgage debt secured by one of our wholly-owned properties (Pirate’s Cove).  The mortgage debt was scheduled to mature in February 2009.

Interest Rate Swaps:  On February 23, 2009, the Company entered into two $50.0 million interest rate swap agreements effective March 20, 2009 through February 20, 2012.  The counter-parties are major financial institutions and the swaps will be used to hedge the Company’s exposure to fluctuations in interest payments on its LIBOR-based senior secured term loan.  Under the terms of the two interest rate swap agreements, the Company pays an average fixed rate of 1.7925% plus a spread based upon the Company’s total leverage and receives a floating rate of LIBOR plus the same spread.  In the event that the swaps at any time have a negative fair value below a certain threshold level, the Company could be required to post cash into a collateral account pledged to the interest rate swap providers.  These instruments are designated as cash flow hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21. Schedule of Real Estate and Accumulated Depreciation

			Initial Cost		Basis Step-Up			Total Costs
	Units	Beds	Land	Buildings and Improvements and Furniture, Fixtures and Equipment	Land	Buildings and Improvements and Furniture, Fixtures and Equipment	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Improvements and Furniture, Fixtures and Equipment	Total (1)	Accumulated Depreciation (2)	Encumbrances (3)	Year Built

Wholly Owned Properties

Villas on Apache	111	288	$1,465	$8,071	$-	$-	$3,097	$1,465	$11,168	$12,633	$3,901	$7,225	1987

The Village at Blacksburg	288	1,056	3,826	22,155	-	-	2,982	3,826	25,137	28,963	6,320	20,257	1990/ 1998

River Club Apartments	266	792	3,478	19,655	-	-	1,538	3,478	21,193	24,671	5,771	17,673	1996

River Walk Townhomes	100	336	1,442	8,194	-	-	578	1,442	8,772	10,214	2,380	7,282	1998

The Callaway House	173	538	5,080	20,500	-	-	1,229	5,080	21,729	26,809	5,647	18,658	1999

The Village at Alafaya Club	228	839	3,788	21,851	-	-	1,314	3,788	23,165	26,953	5,669	19,528	1999

The Village at Science Drive	192	732	4,673	19,021	-	-	784	4,673	19,805	24,478	4,003	-	2000

University Village at Boulder Creek	82	309	939	14,887	96	1,506	767	1,035	17,160	18,195	3,517	15,519	2002

University Village at Fresno	105	406	900	15,070	29	483	193	929	15,746	16,675	2,367	-	2004

University Village at TU	220	749	-	38,739	-	2,380	406	-	41,525	41,525	5,533	-	2004

University Village at Sweet Home	269	828	2,473	34,626	-	-	200	2,473	34,826	37,299	3,945	-	2005

University Club Tallahassee (4)	152	608	4,065	17,368	-	-	2,231	4,065	19,599	23,664	3,363	13,032	2000

The Grove at University Club (4)	64	128	600	5,735	-	-	433	600	6,168	6,768	748	4,143	2002

College Club Tallahassee (5)	96	384	1,498	11,156	-	-	1,186	1,498	12,342	13,840	1,920	8,461	2001

The Greens at College Club (5)	40	160	601	4,893	-	-	494	601	5,387	5,988	775	-	2004

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

			Initial Cost		Basis Step-Up			Total Costs
	Units	Beds	Land	Buildings and Improvements and Furniture, Fixtures and Equipment	Land	Buildings and Improvements and Furniture, Fixtures and Equipment	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Improvements and Furniture, Fixtures and Equipment	Total (1)	Accumulated Depreciation (2)	Encumbrances (3)	Year Built

University Club Gainesville	94	376	$1,416	$11,848	$-	$-	$433	$1,416	$12,281	$13,697	$1,560	$8,037	1999

The Estates	396	1,044	4,254	43,164	-	-	1,239	4,254	44,403	48,657	4,988	36,847	2002

City Parc at Fry Street	136	418	1,902	17,678	-	-	649	1,902	18,327	20,229	2,254	11,147	2004

Entrada Real	98	363	1,475	15,859	-	-	434	1,475	16,293	17,768	1,368	9,323	2000

Royal Oaks (6)	82	224	1,346	8,153	-	-	376	1,346	8,529	9,875	738	2,799	1990

Royal Pavilion (6)	60	204	1,212	7,304	-	-	342	1,212	7,646	8,858	672	2,335	1991

Royal Village Tallahassee (6)	75	288	1,764	10,768	-	-	483	1,764	11,251	13,015	948	3,139	1992

Royal Village Gainesville	118	448	2,484	15,153	-	-	706	2,484	15,859	18,343	1,468	5,718	1996

Northgate Lakes	194	710	4,807	27,284	-	-	859	4,807	28,143	32,950	2,470	10,443	1997/ 1998

Royal Lexington	94	364	2,848	12,783	-	-	640	2,848	13,423	16,271	1,228	4,480	1994

The Woods at Greenland	78	276	1,050	7,286	-	-	432	1,050	7,718	8,768	713	5,932	2001

Raider’s Crossing	96	276	1,089	8,404	-	-	455	1,089	8,859	9,948	796	6,359	2002

Raider’s Pass	264	828	3,877	32,445	-	-	1,042	3,877	33,487	37,364	2,870	18,830	2002/ 2003

Aggie Station	156	450	1,634	18,821	-	-	417	1,634	19,238	20,872	1,592	11,177	2003

The Outpost San Marcos	162	486	1,987	18,973	-	-	339	1,987	19,312	21,299	1,571	13,212	2003/ 2004

The Outpost San Antonio	276	828	3,262	36,252			342	3,262	36,594	39,856	2,936	23,318	2005

Callaway Villas	236	704	3,903	32,287	-	-	173	3,903	32,460	36,363	2,580	-	2006

Village on Sixth	248	752	2,763	22,480	-	-	1,954	2,763	24,434	27,197	1,478	17,111	2000/ 2006

Newtown Crossing	356	942	6,763	53,597	-	-	641	6,763	54,238	61,001	3,194	31,582	2005/ 2007

Olde Town University Square	224	550	2,277	24,614	-	-	566	2,277	25,180	27,457	1,600	20,470	2005

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

			Initial Cost		Basis Step-Up			Total Costs
	Units	Beds	Land	Buildings and Improvements and Furniture, Fixtures and Equipment	Land	Buildings and Improvements and Furniture, Fixtures and Equipment	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Improvements and Furniture, Fixtures and Equipment	Total (1)	Accumulated Depreciation (2)	Encumbrances (3)	Year Built

Peninsular Place	183	478	$2,306	$16,559	$-	$-	$294	$2,306	$16,853	$19,159	$1,153	$16,818	2005

University Centre	234	838	-	77,378	-	-	678	-	78,056	78,056	3,091	-	2007

Sunnyside Commons	68	161	6,933	768	-	-	2	6,933	770	7,703	22	-	1925-2001

Pirate’s Place	144	528	1,159	9,652	-	-	286	1,159	9,938	11,097	260	6,762	1996

University Highlands	216	732	4,821	24,822	-	-	259	4,821	25,081	29,902	442	-	2004

Jacob Heights I (7)	42	162	407	5,888	-	-	36	407	5,924	6,331	103	3,850	2004

Jacob Heights III (7)	24	96	233	3,637	-	-	21	233	3,658	3,891	61	2,948	2006

The Summit (7)	192	672	1,678	26,939	-	-	150	1,678	27,089	28,767	430	23,825	2003

GrandMarc –Seven Corners	186	440	4,491	28,807	-	-	130	4,491	28,937	33,428	451	18,314	2000

University Village – Sacramento	250	394	7,275	12,639	-	-	90	7,275	12,729	20,004	228	14,740	1979

Aztec Corner	180	606	17,460	32,209	-	-	207	17,460	32,416	49,876	529	28,600	1995

University Crossings	260	1,016	20,622	47,830	-	-	1,133	20,622	48,963	69,585	794	41,994	1926/ 2003

Campus Corner	254	796	1,591	20,928	-	-	90	1,591	21,018	22,609	384	22,266	1997

Tower at 3rd	147	295	1,145	19,128	-	-	319	1,145	19,447	20,592	331	14,491	1973

University Mills	121	481	524	12,334	-	-	213	524	12,547	13,071	223	8,965	2002

Pirates Cove	264	1,056	2,173	26,704	-	-	772	2,173	27,476	29,649	512	19,978	2000

University Manor	168	600	1,387	14,889	-	-	324	1,387	15,213	16,600	271	14,492	2002

Brookstone Village	124	238	1,203	7,024	-	-	83	1,203	7,107	8,310	107	4,141	1993

Campus Walk – Wilmington	289	290	2,794	11,718	-	-	80	2,794	11,798	14,592	174	6,700	1989

Riverside Estates	205	700	1,998	25,281	-	-	96	1,998	25,377	27,375	429	16,200	1994

Cambridge at Southern	228	564	3,317	20,301	-	-	80	3,317	20,381	23,698	379	18,388	2006

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

			Initial Cost		Basis Step-Up			Total Costs
	Units	Beds	Land	Buildings and Improvements and Furniture, Fixtures and Equipment	Land	Buildings and Improvements and Furniture, Fixtures and Equipment	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Improvements and Furniture, Fixtures and Equipment	Total (1)	Accumulated Depreciation (2)	Encumbrances (3)	Year Built

Campus Club – Statesboro	276	984	$3,075	$31,100	$-	$-	$715	$3,075	$31,815	$34,890	$546	$18,811	2003

University Pines	144	552	1,707	17,527	-	-	156	1,707	17,683	19,390	288	11,200	2001

Lakeside	244	776	2,347	22,999	-	-	318	2,347	23,317	25,664	412	14,100	1991

The Club	120	480	1,164	11,979	-	-	210	1,164	12,189	13,353	220	9,922	1989

Pegasus Connection	306	930	6,053	37,802	-	-	271	6,053	38,073	44,126	649	29,914	1999

University Place	144	528	2,794	15,639	-	-	96	2,794	15,735	18,529	277	-	2003

Southview	240	960	3,492	41,760	-	-	195	3,492	41,955	45,447	725	18,918	1998

Stonegate	168	672	2,929	28,164	-	-	95	2,929	28,259	31,188	494	14,264	2000

The Commons	132	528	2,173	17,786	-	-	260	2,173	18,046	20,219	314	5,811	1991

University Gables	168	648	1,309	13,148	-	-	317	1,309	13,465	14,774	257	14,131	2001

Campus Ridge	132	528	960	12,831	-	-	64	960	12,895	13,855	236	-	2003

The Enclave I	120	480	582	9,205	-	-	53	582	9,258	9,840	164	9,939	2002

Hawks Landing	122	484	1,445	13,735	-	-	774	1,445	14,509	15,954	237	15,600	1994

Willowtree Apartments (8)	310	568	6,014	15,135	-	-	103	6,014	15,238	21,252	273	13,665	1968

Willowtree Towers (8)	163	283	3,793	6,745	-	-	51	3,793	6,796	10,589	136	6,686	1974

Abbott Place	222	654	1,833	18,313	-	-	660	1,833	18,973	20,806	346	17,850	1999

University Centre – Kalamazoo	232	700	1,804	19,395	-	-	252	1,804	19,647	21,451	366	19,875	2004

University Meadows	184	616	1,426	14,870	-	-	322	1,426	15,192	16,618	278	9,633	2001

Campus Way	196	684	1,581	21,845	-	-	146	1,581	21,991	23,572	383	15,375	1993

Campus Walk – Oxford	108	432	1,096	11,271	-	-	173	1,096	11,444	12,540	224	8,133	2001

Campus Trails	156	480	1,358	11,291	-	-	119	1,358	11,410	12,768	213	7,486	1991

University Pointe	204	682	989	27,576	-	-	96	989	27,672	28,661	462	21,300	2004

University Trails	240	684	1,183	25,173	-	-	177	1,183	25,350	26,533	430	15,725	2003

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

			Initial Cost		Basis Step-Up			Total Costs
	Units	Beds	Land	Buildings and Improvements and Furniture, Fixtures and Equipment	Land	Buildings and Improvements and Furniture, Fixtures and Equipment	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Improvements and Furniture, Fixtures and Equipment	Total (1)	Accumulated Depreciation (2)	Encumbrances (3)	Year Built

Vista del Sol	613	1,866	$-	$136,986	$-	$-	$232	$-	$137,218	$137,218	$1,710	$96,046	2008

Villas at Chestnut Ridge	196	552	2,756	33,517	-	-	9	2,756	33,526	36,282	455	28,773	2008

Barrett Honors College (9)	601	1,720	-	63,701	-	-	-	-	63,701	63,701	-	-	2009

Subtotal	15,349	48,298	$224,321	$1,812,002	$125	$4,369	$41,161	$224,446	$1,857,532	$2,081,978	$113,352	$1,080,666

On-Campus Participating Properties

University Village – PVAMU	612	1,920	$-	$36,506	$-	$-	$2,226	$-	$38,732	$38,732	$17,133	$27,360	1996/ 97/98

University College – PVAMU	756	1,470	-	22,650	-	-	1,541	-	24,191	24,191	8,028	21,730	2000/ 2003

University Village – TAMIU	84	250	-	5,844	-	-	319	-	6,163	6,163	2,674	4,185	1997

Cullen Oaks Phase I and II	411	879	-	33,910	-	-	989	-	34,899	34,899	6,848	32,991	2001/ 2005

Subtotal	1,863	4,519	-	98,910	-	-	5,075	-	103,985	103,985	34,683	86,266
Total-all properties	17,212	52,817	$224,321	$1,910,912	$125	$4,369	$46,236	$224,446	$1,961,517	$2,185,963	$148,035	$1,166,932

(1)	Total aggregate costs for Federal income tax purposes is $2,096 million.
(2)	The depreciable lives for buildings and improvements and furniture, fixtures and equipment range from three to forty years.
(3)	Total encumbrances exclude net unamortized debt premiums of $5.7 million and net unamortized debt discounts of $10.4 million as of December 31, 2008.
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

(7)
For lease administration purposes, Jacob Heights I, Jacob Heights III and The Summit are reported combined.  As a result, costs capitalized subsequent to acquisition and accumulated depreciation are allocated to the respective properties based on relative bed count.

(8)
For lease administration purposes, Willowtree Apartments and Willowtree Towers are reported combined.  As a result, costs capitalized subsequent to acquisition and accumulated depreciation are allocated to the respective properties based on relative bed count.

(9)
Barrett Honors College commenced construction in November 2007.  Initial costs represent construction costs associated with the development of this property.  Year built represents the scheduled completion date.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The changes in the Company’s investments in real estate and related accumulated depreciation for each of the years ended December 31, 2008, 2007, and 2006 are as follows:

	For the Year Ended December 31,
	2008		2007		2006
	Wholly- Owned (1)	On-Campus (2)	Wholly- Owned (1)	On-Campus (2)	Wholly- Owned (1)	On-Campus (2)

Investments in Real Estate:
Balance, beginning of year	$1,017,425	$103,266	$740,238	$102,786	$451,033	$102,337
Acquisition of land for development	8,226	-	10,022	-	-	-
Acquisition of properties	980,504	-	131,319	-	248,321	-
Improvements and development expenditures	145,011	719	133,090	480	79,100	449
Contribution of land from minority partner in development joint venture	-	-	2,756	-	-	-
Disposition of properties	(50,981)	-	-	-	(38,216)	-
Balance, end of year	$2,100,185	$103,985	$1,017,425	$103,266	$740,238	$102,786

Accumulated Depreciation:
Balance, beginning of year	$(70,363)	$(30,361)	$(46,041)	$(26,098)	$(33,935)	$(21,967)
Depreciation for the year	(42,989)	(4,322)	(24,322)	(4,263)	(18,462)	(4,131)
Disposition of properties	-	-	-	-	6,356	-
Balance, end of year	$(113,352)	$(34,683)	$(70,363)	$(30,361)	$(46,041)	$(26,098)

(1)	Owned off-campus properties and owned on-campus properties

(2)	On-campus participating properties