Form 10-Q
period 2009-03-31
AMERICAN CAMPUS COMMUNITIES INC
filed 2009-05-04
CIK 1283630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☒		Accelerated Filer ☐

Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

There were 42,405,493 shares of American Campus Communities, Inc.'s common stock with a par value of $0.01 per share outstanding as of the close of business on May 1, 2009.

FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2009

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31, 2009	December 31, 2008
	(Unaudited)
Assets

Investments in real estate:
Wholly-owned properties, net	$2,008,723	$1,986,833
On-campus participating properties, net	68,250	69,302
Investments in real estate, net	2,076,973	2,056,135

Cash and cash equivalents	26,196	25,600
Restricted cash	29,680	32,558
Student contracts receivable, net	4,113	5,185
Other assets	52,975	64,431

Total assets	$2,189,937	$2,183,909

Liabilities and equity

Liabilities:
Secured debt	$1,132,751	$1,162,221
Secured term loan	100,000	100,000
Unsecured revolving credit facility	78,300	14,700
Accounts payable and accrued expenses	26,465	35,440
Other liabilities	52,209	56,052
Total liabilities	1,389,725	1,368,413

Redeemable noncontrolling interests	24,571	26,286

Equity:
American Campus Communities, Inc. stockholders’ equity: Common stock, $.01 par value, 800,000,000 shares authorized, 42,405,493 and 42,354,283 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	423	423
Additional paid in capital	903,265	901,641
Accumulated earnings and dividends	(126,117)	(111,828)
Accumulated comprehensive loss	(5,900)	(5,117)
Total American Campus Communities, Inc. stockholders’ equity	771,671	785,119
Noncontrolling interests	3,970	4,091
Total equity	775,641	789,210

Total liabilities and equity	$2,189,937	$2,183,909

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except share and per share data)

	Three Months Ended March 31,
	2009	2008
Revenues:
Wholly-owned properties	$67,332	$31,681
On-campus participating properties	6,874	6,744
Third party development services	1,016	1,620
Third party development services – on-campus participating properties	36	36
Third party management services	2,242	922
Resident services	240	438
Total revenues	77,740	41,441

Operating expenses:
Wholly-owned properties	31,486	13,885
On-campus participating properties	2,030	2,295
Third party development and management services	2,977	2,108
General and administrative	2,748	2,134
Depreciation and amortization	20,102	8,029
Ground/facility lease	552	359
Total operating expenses	59,895	28,810

Operating income	17,845	12,631

Nonoperating income and (expenses):
Interest income	40	162
Interest expense	(15,886)	(6,979)
Amortization of deferred financing costs	(801)	(311)
Loss from unconsolidated joint ventures	(554)	(126)
Total nonoperating expenses	(17,201)	(7,254)

Income before income taxes and redeemable noncontrolling interests	644	5,377
Income tax provision	(135)	(60)
Redeemable noncontrolling interests share of income (Note 6)	(54)	(306)
Net income	455	5,011
Net income attributable to noncontrolling interests (Note 6)	(178)	(102)
Net income attributable to American Campus Communities, Inc. and Subsidiaries	$277	$4,909

Income per share – basic:
Net income per share attributable to American Campus Communities, Inc. and Subsidiaries	$0.01	$0.18
Income per share – diluted:
Net income per share attributable to American Campus Communities, Inc. and Subsidiaries	$0.01	$0.18
Weighted-average common shares outstanding:
Basic	42,377,638	27,331,896
Diluted	44,031,602	29,161,145

Distributions declared per common share	$0.3375	$0.3375

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(unaudited, in thousands, except share data)

	Common Shares	Par Value of Common Shares	Additional Paid in Capital	Accumulated Earnings and Distributions	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Equity, December 31, 2008	42,354,283	$423	$901,641	$(111,828)	$(5,117)	$4,091	$789,210
Amortization of restricted stock awards	-	-	583	-	-	-	583
Vesting of restricted stock awards	50,210	-	(313)	-	-	-	(313)
Distributions to common and restricted stockholders	-	-	-	(14,566)	-	-	(14,566)
Distributions to joint venture partners	-	-	-	-	-	(299)	(299)
Conversion of common units to common stock	1,000	-	12	-	-	-	12
Reclassification of noncontrolling interests	-	-	1,342	-	-	-	1,342
Comprehensive loss:
Change in fair value of interest rate swaps	-	-	-	-	(783)	-	(783)
Net income	-	-	-	277	-	178	455
Total comprehensive loss	-	-	-	-	-	-	(328)
Equity, March 31, 2009	42,405,493	$423	$903,265	$(126,117)	$(5,900)	$3,970	$775,641

See accompanying notes to consolidated financial statement

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended March 31,
	2009	2008
Operating activities
Net income	$455	$5,011
Adjustments to reconcile net income to net cash provided by operating activities:
Redeemable noncontrolling interests share of income	54	306
Depreciation and amortization	20,102	8,029
Amortization of deferred financing costs and debt premiums/discounts	739	(70)
Share-based compensation	583	411
Loss from unconsolidated joint ventures	554	126
Amortization of gain on interest rate swap termination	-	(60)
Income tax provision	135	60
Changes in operating assets and liabilities:
Restricted cash	2,878	(1,609)
Student contracts receivable, net	1,072	1,016
Other assets	5,755	(906)
Accounts payable and accrued expenses	(9,423)	(2,918)
Other liabilities	(3,001)	(1,596)
Net cash provided by operating activities	19,903	7,800

Investing activities
Cash paid for property acquisitions	-	(11,285)
Cash paid for land purchase	-	(2,998)
Investments in wholly-owned properties	(35,813)	(35,322)
Investments in on-campus participating properties	(38)	(52)
Purchase of corporate furniture, fixtures and equipment	(146)	(190)
Net cash used in investing activities	(35,997)	(49,847)

Financing activities
Revolving credit facility, net	63,600	27,000
Proceeds from construction loans	3,028	29,418
Pay-off of mortgage loans	(29,831)	-
Principal payments on debt	(2,603)	(1,597)
Change in construction accounts payable	(2,312)	(1,774)
Debt issuance and assumption costs	-	(93)
Distributions to common and restricted stockholders	(14,477)	(9,334)
Distributions to noncontrolling partners	(715)	(607)
Net cash provided by financing activities	16,690	43,013
Net change in cash and cash equivalents	596	966
Cash and cash equivalents at beginning of period	25,600	12,073
Cash and cash equivalents at end of period	$26,196	$13,039

Supplemental disclosure of non-cash investing and financing activities
Loans assumed in connection with property acquisitions	$-	$(6,970)
Change in fair value of derivative instruments, net	$(783)	$(1,287)

Supplemental disclosure of cash flow information
Interest paid	$17,116	$8,000

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES, INC.AND SUBSIDIARIES
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

As of March 31, 2009 the Company’s property portfolio contained 86 student housing properties with approximately 52,800 beds and approximately 17,200 apartment units, including 40 properties containing approximately 23,500 beds and approximately 7,500 units added as a result of the Company’s acquisition on June 11, 2008 of the student housing business of GMH Communities Trust (“GMH”), as more fully discussed in Note 3 herein.  The Company’s property portfolio consisted of 80 owned off-campus properties that are in close proximity to colleges and universities, two American Campus Equity (“ACETM”) properties operated under ground/facility leases with a related university system and four on-campus participating properties operated under ground/facility leases with the related university systems.  As of March 31, 2009, the Company also owned a noncontrolling interest in two joint ventures that owned an aggregate of 21 student housing properties with approximately 12,100 beds in approximately 3,600 units.  The Company’s communities contain modern housing units and are supported by a resident assistant system and other student-oriented programming, with many offering resort-style amenities.

Through the Company’s taxable REIT subsidiaries (“TRS”), it also provides construction management and development services, primarily for student housing properties owned by colleges and universities, charitable foundations, and others.  As of March 31, 2009, the Company provided third-party management and leasing services for 32 properties (five of which the Company served as the third-party developer and construction manager) that represented approximately 23,800 beds in approximately 8,900 units.  Third-party management and leasing services are typically provided pursuant to multi-year management contracts that have initial terms that range from one to five years.  As of March 31, 2009, the Company’s total owned, joint venture and third-party managed portfolio included 139 properties with approximately 88,700 beds in approximately 29,700 units.

2.     Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and include the financial position, results of operations and cash flows of the Company, the Operating Partnership and subsidiaries of the Operating Partnership, including joint ventures in which the Company has a controlling interest.  Third-party equity interests in the Operating Partnership and consolidated joint ventures are reflected as noncontrolling interests in the consolidated financial statements.  The Company also has a noncontrolling interest in three unconsolidated joint ventures, which are accounted for under the equity method.  All significant intercompany amounts have been eliminated.  All dollar amounts in the tables herein, except share and per share amounts, are stated in thousands unless otherwise indicated.  Certain prior period amounts have been reclassified to conform to the current period presentation, including changes resulting from the adoption of SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS No. 160”).

New Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations," which replaces SFAS No. 141, "Business Combinations."  SFAS No. 141(R) applies to all transactions or events in which an entity obtains control of one or more businesses.  This standard expands the use of fair value principles as well as the treatment of pre-acquisition costs.  SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Adoption on January 1, 2009 impacts the Company’s accounting for future acquisitions and related transaction costs.

AMERICAN CAMPUS COMMUNITIES, INC.AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In December 2007, the FASB issued SFAS No. 160 which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary (previously referred to as minority interests).  SFAS No. 160 also requires that a retained noncontrolling interest upon the deconsolidation of a subsidiary be initially measured at its fair value.  The Company adopted SFAS No. 160 effective January 1, 2009, which required retroactive adoption of the presentation and disclosure requirements for existing minority interests.  See Note 6 herein for a more detailed discussion of SFAS No. 160 and its effects on the Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”).  SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about the fair value of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments.  The Company adopted SFAS No. 161 effective January 1, 2009.  See Note 10 herein for an expanded discussion on derivative instruments and hedging activities.

In June 2008, the FASB issued FASB Staff Position (“FSP”) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.” FSP 03-6-1 affects entities which accrue non-returnable cash dividends on share-based payment awards during the awards’ service period.  The FASB concluded unvested share-based payment awards which are entitled to non-forfeitable cash dividends, whether paid or unpaid, are participating securities and are participants of undistributed earnings.  Because the awards are considered participating securities, the issuer is required to apply the two-class method of computing basic and diluted earnings per share which involves separate computations for common shares and participating securities.  As we do accrue and pay non-forfeitable cash dividends on unvested share-based payment awards, these types of awards are considered participating securities and will be included in our earnings per share calculation in future periods to the extent the Company has undistributed earnings.

Interim Financial Statements

The accompanying interim financial statements are unaudited, but have been prepared in accordance with GAAP for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission.  Accordingly, they do not include all disclosures required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included.  Because of the seasonal nature of the Company’s operations, the results of operations and cash flows for any interim period are not necessarily indicative of results for other interim periods or for the full year.  These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December, 31, 2008.

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

The cost of buildings and improvements includes the purchase price of the property, including legal fees and acquisition costs.  Project costs directly associated with the development and construction of an owned real estate project, which include interest, property taxes, and amortization of deferred finance costs, are capitalized as construction in progress.  Upon completion of the project, costs are transferred into the applicable asset category and depreciation commences.  Interest totaling approximately $1.0 million and $1.7 million was capitalized during the three months ended March 31, 2009 and 2008, respectively.  Amortization of deferred financing costs totaling approximately $0.1 million was capitalized during the three months ended March 31, 2008.

AMERICAN CAMPUS COMMUNITIES, INC.AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Management assesses whether there has been an impairment in the value of the Company’s investments in real estate whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Impairment is recognized when estimated expected future cash flows (undiscounted and before interest charges) are less than the carrying value of the property.  The estimation of expected future net cash flows is inherently uncertain and relies on assumptions regarding current and future economics and market conditions.  If such conditions change, then an adjustment to the carrying value of the Company’s long-lived assets could occur in the future period in which the conditions change.  To the extent that a property is impaired, the excess of the carrying amount of the property over its estimated fair value is charged to earnings.  The Company believes that there were no impairments of the carrying values of its investments in real estate as of March 31, 2009.

The Company allocates the purchase price of acquired properties to net tangible and identified intangible assets based on relative fair values in accordance with SFAS No. 141(R).  Fair value estimates are based on information obtained from a number of sources, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property and other market data.  Information obtained about each property as a result of due diligence, marketing and leasing activities is also considered.  The value of in-place leases is based on the difference between (i) the property valued with existing in-place leases adjusted to market rental rates and (ii) the property valued “as-if” vacant.  As lease terms are typically one year or less, rates on in-place leases generally approximate market rental rates.  Factors considered in the valuation of in-place leases include an estimate of the carrying costs during the expected lease-up period considering current market conditions, nature of the tenancy, and costs to execute similar leases.  Carrying costs include estimates of lost rentals at market rates during the expected lease-up period, as well as marketing and other operating expenses.  The value of in-place leases is amortized over the remaining initial term of the respective leases, generally less than one year.  The purchase price of property acquisitions is not expected to be allocated to tenant relationships, considering the terms of the leases and the expected levels of renewals.

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

AMERICAN CAMPUS COMMUNITIES, INC.AND SUBSIDIARIES
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

Intangible Assets

In connection with property acquisitions completed during 2008, the Company capitalized approximately $19.0 million, related to management’s estimate of the fair value of the in-place leases assumed.  These intangible assets are amortized on a straight-line basis over the average remaining term of the underlying leases.  Amortization expense was approximately $4.1 million and $0.1 million for the three months ended March 31, 2009 and 2008, respectively.  The Company also capitalized $1.5 million related to management’s estimate of the fair value of third-party management contracts acquired from GMH in June 2008.  These intangible assets are amortized on a straight-line basis over a period of three years.  Amortization expense was approximately $0.1 million for the three months ended March 31, 2009.  The amortization is included in depreciation and amortization expense in the accompanying consolidated statements of operations.  See Note 3 herein for a detailed discussion of the property acquisitions completed during 2008.

Deferred Financing Costs

The Company defers financing costs and amortizes the costs over the terms of the related debt using the effective interest method.  Upon repayment of or in conjunction with a material change in the terms of the underlying debt agreement, any unamortized costs are charged to earnings.

Amortization expense, net of amounts capitalized, was approximately $0.8 million and $0.3 million for the three months ended March 31, 2009 and 2008, respectively.  Accumulated amortization at March 31, 2009 and December 31, 2008 approximated $9.7 million and $8.9 million, respectively.  Deferred financing costs, net of amortization, are included in other assets on the accompanying consolidated balance sheets.

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

AMERICAN CAMPUS COMMUNITIES, INC.AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Debt Premiums and Discounts

Debt premiums and discounts represent fair value adjustments to account for the difference between the stated rates and market rates of debt assumed in connection with the Company’s property acquisitions.  The debt premiums and discounts are amortized to interest expense over the term of the related loans using the effective-interest method.  As of March 31, 2009 and December 31, 2008, net unamortized debt premiums were $5.1 million and $5.7 million, respectively, and net unamortized debt discounts were $9.9 million and $10.4 million, respectively.  Debt premiums and discounts are included in secured debt on the accompanying consolidated balance sheets.

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

Pre-development expenditures such as architectural fees, permits and deposits associated with the pursuit of third-party and owned development projects are expensed as incurred, until such time that management believes it is probable that the contract will be executed and/or construction will commence.  Because the Company frequently incurs these pre-development expenditures before a financing commitment and/or required permits and authorizations have been obtained, the Company bears the risk of loss of these pre-development expenditures if financing cannot ultimately be arranged on acceptable terms or the Company is unable to successfully obtain the required permits and authorizations.  As such, management evaluates the status of third-party and owned projects that have not yet commenced construction on a periodic basis and expenses any deferred costs related to projects whose current status indicates the commencement of construction is unlikely and/or the costs may not provide future value to the Company in the form of revenues.  Such write-offs are included in third-party development and management services expenses (in the case of third-party development projects) or general and administrative expenses (in the case of owned development projects) on the accompanying consolidated statements of operations.  As of March 31, 2009, the Company has deferred approximately $6.1 million in pre-development costs related to third-party and owned development projects that have not yet commenced construction.   Such costs are included in other assets on the accompanying consolidated balance sheets.

Derivative Instruments and Hedging Activities

As required by SFAS No. 133, the Company records all derivative financial instruments on the balance sheet at fair value.  Changes in fair value are recognized either in earnings or as other comprehensive income, depending on whether the derivative has been designated as a fair value or cash flow hedge and whether it qualifies as part of a hedging relationship, the nature of the exposure being hedged, and how effective the derivative is at offsetting movements in underlying exposure.  The Company discontinues hedge accounting when: (i) it determines that the derivative is no longer effective in offsetting changes in the fair value or cash flows of a hedged item; (ii) the derivative expires or is sold, terminated, or exercised; (iii) it is no longer probable that the forecasted transaction will occur; or (iv) management determines that designating the derivative as a hedging instrument is no longer appropriate.  In all situations in which hedge accounting is discontinued and the derivative remains outstanding, the Company will carry the derivative at its fair value on the balance sheet, recognizing changes in the fair value in current-period earnings.  The Company uses interest rate swaps to effectively convert a portion of its floating rate debt to fixed rate, thus reducing the impact of rising interest rates on interest payments.  These instruments are designated as cash flow hedges under SFAS No. 133.  The interest differential to be paid or received is accrued as interest expense. The Company’s counter-parties are major financial institutions.  See Note 10 herein for an expanded discussion on derivative instruments and hedging activities.

AMERICAN CAMPUS COMMUNITIES, INC.AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company owns two TRS entities that manage the Company’s non-REIT activities and is subject to federal, state and local income taxes.

Earnings per Share

Basic earnings per share is computed using net income attributable to American Campus Communities, Inc. and Subsidiaries  and the weighted average number of shares of the Company’s common stock outstanding during the period, including restricted stock units (“RSUs”) issued to outside directors.  RSUs are included in both basic and diluted weighted average common shares outstanding because they were fully vested on the date of grant and all conditions required in order for the recipients to earn the RSUs have been satisfied.  Diluted earnings per share reflects weighted average common shares issuable from the assumed conversion of restricted stock awards (“RSAs”) granted to employees, common units of limited partnership interest in the Operating Partnership (“Common Units”) and preferred units of limited partnership interest in the Operating Partnership (“Series A Preferred Units”).  See Note 6 for a discussion of Common Units and Series A Preferred Units and Note 9 for a discussion of RSUs and RSAs.

The following is a summary of the elements used in calculating basic and diluted earnings per share:

	Three Months Ended March 31,
	2009	2008
Basic earnings per share calculation:
Net income attributable to American Campus Communities, Inc. and Subsidiaries	$277	$4,909

Net income attributable to American Campus Communities, Inc. and Subsidiaries – per share	$0.01	$0.18

Basic weighted average common shares outstanding	42,377,638	27,331,896

Diluted earnings per share calculation:
Net income attributable to American Campus Communities, Inc. and Subsidiaries	$277	$4,909
Series A Preferred Unit distributions	46	46
Net income allocated to Common Units	8	260
Net income attributable to American Campus Communities, Inc. and Subsidiaries, as adjusted	$331	$5,215

Net income attributable to American Campus Communities, Inc. and Subsidiaries – per share	$0.01	$0.18

Basic weighted average common shares outstanding	42,377,638	27,331,896
Common Units	1,096,047	1,448,627
Series A Preferred Units	114,963	114,963
Restricted Stock Awards	442,954	265,659
Diluted weighted average common shares outstanding	44,031,602	29,161,145

AMERICAN CAMPUS COMMUNITIES, INC.AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.     Property Acquisitions

On June 11, 2008, the Company completed the acquisition of GMH’s student housing business pursuant to an Agreement and Plan of Merger dated as of February 11, 2008 (the “Merger Agreement”).  Concurrent with the closing of the GMH acquisition, the Company formed a joint venture with a wholly-owned subsidiary of Fidelity Real Estate Growth Fund III, LP (“Fidelity”) and contributed 15 GMH student housing properties to the venture with an estimated value of $325.9 million.  The Company also assumed GMH’s equity interest in an existing joint venture with Fidelity that owns six properties.  At the time of closing, the GMH student housing portfolio consisted of 42 wholly-owned properties containing 24,939 beds located in various markets throughout the country.  Two of the acquired wholly-owned properties totaling 1,468 beds were sold during the third quarter of 2008.

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

The acquired properties’ results of operations have been included in the accompanying consolidated statements of operations since their respective acquisition closing dates.  The following pro forma information for the three months ended March 31, 2008, presents consolidated financial information for the Company as if the property acquisitions discussed above, the April 2008 equity offering, and the $100 million secured term loan borrowing, had occurred at the beginning of the earliest period presented.  The unaudited pro forma information is provided for informational purposes only and is not indicative of results that would have occurred or which may occur in the future:

Three Months Ended March 31, 2008
Total revenues	$73,070
Net income	$2,560
Net income per share – basic	$0.06
Net income per share – diluted	$0.06

AMERICAN CAMPUS COMMUNITIES, INC.AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.     Investments in Wholly-Owned Properties

Wholly-owned properties consisted of the following:

	March 31, 2009	December 31, 2008
Land (1)	$242,653	$242,653
Buildings and improvements	1,709,271	1,706,184
Furniture, fixtures and equipment	95,263	87,633
Construction in progress	89,495	63,715
	2,136,682	2,100,185
Less accumulated depreciation	(127,959)	(113,352)
Wholly-owned properties, net	$2,008,723	$1,986,833

(1)	The land balance above includes undeveloped land parcels valued at $18.2 million as of March 31, 2009 and December 31, 2008.

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

AMERICAN CAMPUS COMMUNITIES, INC.AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On-campus participating properties are as follows:

			Historical Cost
Lessor/University	Lease Commencement	Required Debt Repayment (1)	March 31, 2009	December 31, 2008
Texas A&M University System / Prairie View A&M University (2)	2/1/96	9/1/23	$38,748	$38,732
Texas A&M University System / Texas A&M International	2/1/96	9/1/23	6,168	6,163
Texas A&M University System / Prairie View A&M University (3)	10/1/99	8/31/25 / 8/31/28	24,198	24,191
University of Houston System / University of Houston (4)	9/27/00	8/31/35	34,909	34,899
			104,023	103,985
Less accumulated amortization			(35,773)	(34,683)
On-campus participating properties, net			$68,250	$69,302

(1)	Represents the effective lease termination date. The Leases terminate upon the earlier to occur of the final repayment of the related debt or the end of the contractual lease term.
(2)	Consists of three phases placed in service between 1996 and 1998.
(3)	Consists of two phases placed in service in 2000 and 2003.
(4)	Consists of two phases placed in service in 2001 and 2005.

6.     Noncontrolling Interests

Noncontrolling interests per SFAS No. 160:  In December 2007, the FASB issued SFAS No. 160, effective for fiscal years beginning on or after December 15, 2008.  The Company has adopted SFAS No. 160 effective January 1, 2009.  Per SFAS No. 160, the portions of equity (net assets) in subsidiaries that are held by owners other than the parent are referred to as noncontrolling interests (formerly minority interests).  Under SFAS No. 160, such noncontrolling interests are reported on the consolidated balance sheets within equity, separately from the Company’s equity.  Additionally, revenues, expenses and net income or loss from less-than-wholly-owned subsidiaries are reported on the consolidated statements of operations at the consolidated amounts, including both the amounts attributable to the Company and to noncontrolling interests.

The Company has determined that the minority equity interests of unaffiliated joint venture partners in four joint ventures meet the definition of noncontrolling interests per SFAS No. 160.   These joint ventures own and operate the Company’s Callaway House, University Village at Sweet Home, University Centre and Villas at Chestnut Ridge owned-off campus properties.  The Company has therefore reclassified the portion of net assets attributable to these joint venture partners to equity (referred to as “noncontrolling interests”) on the accompanying consolidated balance sheets.  Accordingly, these partners’ share of the income or loss of the joint ventures is reported on the consolidated statements of operations as “noncontrolling interests share of net income / loss.”

Redeemable noncontrolling interests per FASB Emerging Issues Task Force Topic No. D-98, “Classification and Measurement of Redeemable Securities” (“EITF D-98”):  In addition to SFAS No. 160, the company consults the guidance in EITF D-98.  Under EITF D-98, securities that are redeemable for cash or other assets at a fixed or determinable price on a fixed or determinable date, at the option of the holder, or upon the occurrence of an event that is not solely within the control of the issuer, must be classified outside of permanent equity in the mezzanine section of the consolidated balance sheets.  Additionally, with respect to noncontrolling interests for which the Company has a choice to settle the contract by delivery of its own shares, the Company considered the guidance in EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” to evaluate whether the Company controls the actions or events necessary to issue the maximum number of shares that could be required to be delivered under share settlement of the contract.

AMERICAN CAMPUS COMMUNITIES, INC.AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has determined that Common Units and Preferred Units in the Operating Partnership meet the requirements under D-98 to be classified outside of permanent equity in the mezzanine section on the consolidated balance sheets (referred to as “redeemable noncontrolling interests”).  Common Units and Series A Preferred Units are exchangeable into an equal number of shares of the Company’s common stock, or, at the Company’s election, cash.  A Common Unit and a share of the Company’s common stock have essentially the same economic characteristics, as they effectively participate equally in the net income and distributions of the Operating Partnership.  Series A Preferred Units have a cumulative preferential per annum cash distribution rate of 5.99%, payable quarterly concurrently with the payment of dividends on the Company’s common stock.  The Company made this determination based on terms in applicable agreements, specifically in relation to redemption provisions.  The value of redeemable noncontrolling interests on the consolidated balance sheets is reported at the greater of fair value or historical cost at the end of each reporting period. Accordingly, income or loss allocated to these redeemable noncontrolling interests on the Company’s consolidated statements of operations includes the Series A Preferred Unit distributions as well as the pro rata share of the Operating Partnership’s net income or loss allocated to Common Units.

During the three months ended March 31, 2009 and 2008, 1,000 and 53,378 Common Units, respectively, were converted into shares of the Company’s common stock.  As of both March 31, 2009 and December 31, 2008, approximately 3%, of the equity interests of the Operating Partnership was held by owners of Common Units and Series A Preferred Units.

7.     Investment in Unconsolidated Joint Ventures

As of March 31, 2009, the Company’s investments in unconsolidated joint ventures accounted for utilizing the equity method consisted of three joint ventures.  The Company’s TRS entities provide property management services to the joint ventures and also provide development management services for one of the joint ventures owning a property currently under development.  As discussed in Note 2 herein, investments in joint ventures are evaluated based on FIN 46(R) to determine whether or not the investment qualifies as a variable interest entity (“VIE”).  If the investment is determined to fall under the scope of FIN 46(R), management then determines whether the Company is the primary beneficiary of the VIE by performing a combination of qualitative and quantitative measures, as appropriate, including evaluating factors such as the voting rights and decision-making abilities of each variable interest holder.  If the investment is determined not to fall under the scope for 46(R), the Company evaluates the investment in accordance with other guidance such as EITF 04-5.

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

The Fidelity Joint Ventures are funded in part with secured third party debt in the amount of $342.4 million.  The Operating Partnership serves as guarantor of this debt, which means the Company is liable to the lender for any loss, damage, cost, expense, liability, claim or other obligation incurred by the lender arising out of or in connection with certain non-recourse exceptions in connection with the debt.  Pursuant to the respective limited liability company agreements, the Fidelity Joint Ventures agreed to indemnify, defend and hold harmless the Operating Partnership with respect to such obligations, except to the extent such obligations were caused by the willful misconduct, gross negligence, fraud or bad faith of the Operating Partnership or its employees, agents or affiliates.  Therefore, the Operating Partnership's exposure under the guarantees for obligations not caused by the willful misconduct, gross negligence, fraud or bad faith of the Operating Partnership or its employees, agents or affiliates is not expected to exceed the Company’s 10% proportionate interest in the related mortgage debt.    Additionally, in lieu of depositing required debt service escrow funds with the lender of the one of the joint venture’s mortgage notes, the Company has provided an irrevocable standby commercial letter of credit in the amount of $0.3 million.  The letter of credit was issued at inception of the joint venture and expires one year subsequent to issuance, or earlier should the property reach a debt service coverage ratio, as defined, of at least 1.20:1 for a period of twelve consecutive months on a trailing basis.  The term of the letter of credit will be automatically extended for one year periods thereafter until such time the debt service coverage ratio reaches 1.20:1 or the related mortgage note is repaid or refinanced.

Management has determined that the Fidelity Joint Ventures meet the criteria to be classified as VIEs, although the Company is not the primary beneficiary.  The Company’s $9.2 million and $9.4 million investment in these two joint ventures at March 31, 2009 and December 31, 2008, respectively, is included in other assets in the accompanying consolidated balance sheets, and the Company’s $0.3 million share in the loss from these two joint ventures for the three months ended March 31, 2009 is included in loss from unconsolidated joint ventures in the accompanying consolidated statements of operations.  For the three months ended March 31, 2009, the Company earned $0.6 million in property management fees from these joint ventures.  Due to the respective limited liability company agreements not providing for maximum capital commitments from the members, the Company’s maximum exposure to loss stemming from its investment in the Fidelity Joint Ventures could be unlimited.

AMERICAN CAMPUS COMMUNITIES, INC.AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Hampton Roads Joint Venture:  The Company also holds a noncontrolling equity interest in a joint venture that owns a military housing privatization project with the United States Navy to design, develop, construct, renovate, and manage unaccompanied soldier housing located on naval bases in Norfolk and Newport News, Virginia.  The project is financed through taxable revenue bonds.

Management has determined that the Company’s investment in this joint venture does not fall under the scope of FIN 46(R) and therefore accounts for its investment using the equity method in accordance with other guidance, including EITF 04-5.  The Company’s $0.7 million and $1.0 million investment in this joint venture at March 31, 2009 and December 31, 2008, respectively, is included in other assets in the accompanying consolidated balance sheets, and the Company’s $0.3 million and $0.1 million share in the loss from this joint venture for the three months ended March 31, 2009 and 2008, respectively, is included in loss from unconsolidated joint ventures in the accompanying consolidated statements of operations.  For the three months ended March 31, 2009, the Company earned a combined $0.3 million in development and management fees from this joint venture.

8.     Debt

A summary of the Company’s outstanding consolidated indebtedness, including unamortized debt premiums and discounts, is as follows:

	March 31, 2009	December 31, 2008
Debt secured by wholly-owned properties:
Mortgage loans payable	$923,480	$955,847
Construction loans payable	127,847	124,819
	1,051,327	1,080,666
Debt secured by on-campus participating properties:
Mortgage loan payable	32,924	32,991
Bonds payable	53,275	53,275
	86,199	86,266
Secured term loan	100,000	100,000
Revolving credit facility	78,300	14,700
Unamortized debt premiums	5,146	5,682
Unamortized debt discounts	(9,921)	(10,393)
Total debt	$1,311,051	$1,276,921

Pay-off of mortgage debt

During the three months ended March 31, 2009, the Company borrowed from the revolving credit facility to pay off $29.8 million of fixed-rate mortgage debt, secured by two of our wholly-owned properties (Pirate’s Cove and The Club).  The Pirate’s Cove and The Club mortgage debt was scheduled to mature in February 2009 and April 2009, respectively.  As of March 31, 2009, the Company has an additional $51.1 million of outstanding fixed-rate mortgage debt scheduled to mature throughout the remainder of 2009, all of which we expect to pay-off on or before their respective maturity dates.

Loans Assumed or Entered Into in Conjunction with Property Acquisitions

In connection with the June 11, 2008 acquisition of GMH’s student housing business (see Note 3), the Company assumed approximately $608.2 million of fixed-rate mortgage debt.  At the time of assumption, the debt had a weighted average annual interest rate of 5.43% and an average term to maturity of 6.2 years.  Upon assumption of this debt, the Company recorded debt discounts and debt premiums of approximately $11.8 million and $2.3 million, respectively, to reflect the estimated fair value of the debt assumed.  These mortgage loans are secured by liens on the related properties.

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

AMERICAN CAMPUS COMMUNITIES, INC.AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Availability under the revolving credit facility is limited to an "aggregate borrowing base amount" equal to the lesser of (i) 65% of the value of certain properties, calculated as set forth in the credit facility, and (ii) the adjusted net operating income from these properties divided by a formula amount.  The facility bears interest at a variable rate, at the Company’s option, based upon a base rate or one-, two-, three-, or six-month LIBOR plus, in each case, a spread based upon the Company’s total leverage.  Additionally, the Company is required to pay an unused commitment fee ranging from 0.15% to 0.20% per annum, depending on the aggregate unused balance.  As of March 31, 2009, the balance outstanding on the revolving credit facility totaled $78.3 million, bearing interest at a weighted average annual rate of 2.04%, with remaining availability under the facility (subject to the satisfaction of certain financial covenants) totaling approximately $73.5 million.

The terms of the facility include certain restrictions and covenants, which limit, among other items, the incurrence of additional indebtedness, liens, and the disposition of assets. The facility contains customary affirmative and negative covenants and also contains financial covenants that, among other things, require the Company to maintain certain minimum ratios of "EBITDA" (earnings before interest, taxes, depreciation and amortization) to fixed charges.  The Company may not pay distributions that exceed a specified percentage of funds from operations, as adjusted, for any four consecutive quarters.  The financial covenants also include consolidated net worth and leverage ratio tests.  As of March 31, 2009, the Company was in compliance with all such covenants.

Senior Secured Term Loan

On May 23, 2008, the Operating Partnership obtained a $100 million senior secured term loan.  The secured term loan has an initial term of 36 months and can be extended through May 2012 through the exercise of a 12-month extension period.  The secured term loan bears interest at a variable rate, at the Company’s option, based upon a base rate or one-, two-, three-, or six-month LIBOR plus, in each case, a spread based upon the Company’s total leverage.  On June 11, 2008, the Operating Partnership borrowed in full from the secured term loan and used the proceeds to fund a portion of the total cash consideration for the GMH acquisition.  As of March 31, 2009, the balance outstanding on the secured term loan was $100 million.  The Company guarantees the Operating Partnership’s obligations under the secured term loan.  The secured term loan includes the same restrictions and covenants as the revolving credit facility, described above.

On February 23, 2009, the Company entered into two $50.0 million interest rate swap agreements effective March 20, 2009 through February 20, 2012, which are both used to hedge the Company’s exposure to fluctuations in interest payments on its LIBOR-based senior secured term loan.  Under the terms of the two interest rate swap agreements, the Company pays an average fixed rate of 1.7925% and receives a one-month LIBOR floating rate.  As a result of these two interest rate swaps, the Company effectively fixed the interest rate on its senior secured term loan to 3.79% as of March 31, 2009 (1.7925% + 2.0% spread).  In the event that the swaps at any time have a negative fair value below a certain threshold level, the Company could be required to post cash into a collateral account pledged to the interest rate swap providers.  See Note 10 herein for a more detailed discussion of the Company’s derivative instruments and hedging activities.

9.     Incentive Award Plan

The Company has adopted the 2004 Incentive Award Plan (the “Plan”).  The Plan provides for the grant to selected employees and directors of the Company and the Company’s affiliates of stock options, RSUs, RSAs, Common Units, profits interest units (“PIUs”), and other stock-based incentive awards.  The Company has reserved a total of 1,210,000 shares of the Company’s common stock for issuance pursuant to the Plan, subject to certain adjustments for changes in the Company’s capital structure, as defined in the Plan.  As of March 31, 2009, 349,296 shares were available for issuance under the Plan.

Restricted Stock Units

Upon initial appointment to the Board of Directors and reelection to the Board of Directors at each Annual Meeting of Stockholders, each outside member of the Board of Directors is granted RSUs.  For all 2006 and 2007 RSU grants, no shares of stock were issued at the time of the RSU awards, and the Company was not required to set aside a fund for the payment of any such award; however, the stock was deemed to be awarded on the date of grant.  Upon the Settlement Date, which is three years from the date of grant, the Company will deliver to the recipients a number of shares of common stock or cash, as determined by the Compensation Committee of the Board of Directors, equal to the number of RSUs held by the recipients.  In addition, recipients of RSUs are entitled to dividend equivalents equal to the cash distributions paid by the Company on one share of common stock for each RSU issued, payable currently or on the Settlement Date, as determined by the Compensation Committee of the Board of Directors.  There were no RSU grants or RSUs settled during the three months ended March 31, 2009 and there were 11,556 RSUs outstanding as of March 31, 2009.

AMERICAN CAMPUS COMMUNITIES, INC.AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock Awards

The Company awards RSAs to its executive officers and certain employees that vest in equal annual installments over a three to five year period.  Unvested awards are forfeited upon the termination of an individual’s employment with the Company.  Recipients of RSAs receive dividends, as declared by the Company’s Board of Directors, on unvested shares, provided that the recipient continues to be employed by the Company.  A summary of the Company’s RSAs under the Plan as of March 31, 2009 and changes during the three months ended March 31, 2009, is presented below:

Number of RSAs
Nonvested balance at December 31, 2008	282,408
Granted	256,650
Vested	(50,210)
Forfeited	(19,235)
Nonvested balance at March 31, 2009	469,613

In accordance with SFAS No. 123(R), the Company recognizes the value of these awards as an expense over the vesting periods, which amounted to approximately $0.6 million and $0.4 million for the three months ended March 31, 2009 and 2008, respectively.

Common Units

PIUs were issued to certain executive and senior officers upon consummation of the IPO.  In connection with the Company’s equity offering in July 2005, all 121,000 PIUs were converted to Common Units, as contemplated in the OP Agreement.

The Outperformance Bonus Plan was adopted upon consummation of the Company’s IPO in August 2004, and consisted of awards to key employees equal to the value of 367,682 shares of the Company’s common stock.  Such awards vested on the third anniversary of the IPO (August 2007), upon the Company’s achievement of specified performance measures.  Upon vesting, the Compensation Committee of the Board of Directors exercised its permitted discretion and granted 132,400 of the awards to selected recipients in the form of PIUs, with the remainder of the awards paid in cash.  As a result of the October 2007 equity offering, a book-up event occurred for tax purposes, resulting in the 132,400 PIUs being converted to Common Units.

Each common unit is deemed equivalent to one share of the Company’s common stock.  Common units receive the same quarterly per unit distribution as the per share distributions on the Company’s common stock.

10.   Derivatives Instruments and Hedging Activities

The Company is exposed to certain risk arising from both its business operations and economic conditions.  The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities.  The Company manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of its debt funding and the use of derivative financial instruments.  Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates.  The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally related to the Company’s investments and borrowings.

AMERICAN CAMPUS COMMUNITIES, INC.AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements.  To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy.  Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  During 2009, such derivatives were used to hedge the variable cash flows associated with the Company’s $100 million senior secured term loan and the Cullen Oaks Phase I and Phase II loans.

The following table summarizes the Company’s outstanding interest rate swap contracts as of March 31, 2009:

Date Entered	Effective Date	Maturity Date	Pay Fixed Rate	Receive Floating Rate Index	Notional Amount	Fair Value
Feb. 12, 2007	Feb. 15, 2007	Feb. 15, 2014	6.689%	LIBOR – 1 mo. plus 1.35%	$33,156	$(4,755)
Feb. 23, 2009	March 20, 2009	Feb. 20, 2012	1.785%	LIBOR – 1 month	50,000	(584)
Feb. 23, 2009	March 20, 2009	Feb. 20, 2012	1.800%	LIBOR – 1 month	50,000	(563)

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of March 31, 2009 and December 31, 2008:

Fair Values of Derivative Instruments

	Derivative Liabilities
	As of March 31, 2009		As of December 31, 2008
Derivatives designated as hedging Instruments under SFAS No. 133	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Interest rate swap contracts	Other liabilities	$5,902	Other Liabilities	$5,119
Total derivatives designated as hedging instruments under SFAS 133		$5,902		$5,119

The table below presents the effect of the Company’s derivative financial instruments on other comprehensive income and the consolidated statements of operations for the three months ended March 31, 2009 and 2008:

Derivatives in SFAS No. 133	Amount of Loss Recognized in OCI on Derivative (Effective Portion)		Location of Gain Reclassified from	Amount of Gain Reclassified from Accumulated OCI Into Income (Effective Portion)
Cash Flow Hedging	Three Months ended March 31,		Accumulated	Three Months ended March 31,
Relationships	2009	2008	OCI Into Income	2009	2008

Interest rate swap contracts	$(783)	$(1,287)	Interest expense	$-	$60

Total	$(783)	$(1,287)		$-	$60

The Company reported comprehensive income of $3.6 million for the three months ended March 31, 2008, which includes net income attributable to American Campus Communities, Inc. and Subsidiaries of $4.9 million, offset by an unrealized loss of $1.3 million (reflected in the table above).

11.   Fair Value Measurements

On January 1, 2008, the Company adopted SFAS No. 157, which defines fair value, establishes a framework for measuring fair value and also expands disclosures about fair value measurements.  SFAS No. 157 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances.  The following table presents information about our liabilities measured at fair value on a recurring basis as of March 31, 2009, and indicates the fair value hierarchy of the valuation techniques utilized by us to determine such fair value.

AMERICAN CAMPUS COMMUNITIES, INC.AND SUBSIDIARIES
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

Liabilities Measured at Fair Value on a Recurring Basis at March 31, 2009

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at March 31, 2009
Liabilities:
Derivative financial instruments	$-	$5,902	$-	$5,902

The Company uses derivative financial instruments, specifically interest rate swaps, for nontrading purposes.  The Company uses interest rate swaps to manage interest rate risk arising from previously unhedged interest payments associated with variable rate debt.  Through March 31, 2009, derivative financial instruments were designated and qualified as cash flow hedges.  Derivative contracts with positive net fair values inclusive of net accrued interest receipts or payments, are recorded in other assets.  Derivative contracts with negative net fair values, inclusive of net accrued interest payments or receipts, are recorded in other liabilities.  The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative.  This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves.  The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.

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

Although the Company has determined the majority of the inputs used to value its derivative fall within Level 2 of the fair value hierarchy, the credit valuation adjustment associated with its derivative utilizes Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparty.  However, as of March 31, 2009, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivative.  As a result, the Company has determined its derivative valuations in its entirety are classified in Level 2 of the fair value hierarchy.

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

AMERICAN CAMPUS COMMUNITIES, INC.AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On one completed project, the Company has guaranteed losses up to $3.0 million in excess of the development fee if the loss is due to any failure of the Company to maintain, or cause its professionals to maintain, required insurance for a period of five years after completion of the project (August 2009).

In the normal course of business, the Company enters into various development-related purchase commitments with parties that provide development-related goods and services.  In the event that the Company was to terminate development services prior to the completion of projects under construction, the Company could potentially be committed to satisfy outstanding purchase orders with such parties.  At March 31, 2009, management does not anticipate any material deviations from schedule or budget related to third-party development projects currently in progress.

Guaranty of Joint Venture Mortgage Debt: As mentioned in Note 7, the Fidelity Joint Ventures are funded in part with secured third party debt in the amount of $342.4 million.  The Operating Partnership serves as guarantor of this debt, which means the Company is liable to the lender for any loss, damage, cost, expense, liability, claim or other obligation incurred by the lender arising out of or in connection with certain non-recourse exceptions in connection with the debt.  Pursuant to the respective limited liability company agreements, the Fidelity Joint Ventures agreed to indemnify, defend and hold harmless the Operating Partnership with respect to such obligations, except to the extent such obligations were caused by the willful misconduct, gross negligence, fraud or bad faith of the Operating Partnership or its employees, agents or affiliates.  Therefore, the Operating Partnership's exposure under the guarantees for obligations not caused by the willful misconduct, gross negligence, fraud or bad faith of the Operating Partnership or its employees, agents or affiliates is not expected to exceed the Company’s 10% proportionate interest in the related mortgage debt.  Additionally, in lieu of depositing required debt service escrow funds with the lender of the one of the Fidelity joint venture’s mortgage notes, the Company has provided an irrevocable standby commercial letter of credit in the amount of $0.3 million.  The letter of credit was issued at inception of the joint venture and expires one year subsequent to issuance, or earlier should the property reach a debt service coverage ratio, as defined, of at least 1.20:1 for a period of twelve consecutive months on a trailing basis.  The term of the letter of credit will be automatically extended for one year periods thereafter until such time the debt service coverage ratio reaches 1.20:1 or the related mortgage note is repaid or refinanced.

The Company has estimated the fair value of guarantees entered into or modified after December 31, 2002, the effective date of FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, to be immaterial.  The Company’s estimated maximum exposure amount under the above guarantees is approximately $358.4 million.

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

AMERICAN CAMPUS COMMUNITIES, INC.AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

13.   Segments

The Company defines business segments by their distinct customer base and service provided.  The Company has identified four reportable segments: Wholly-Owned Properties, On-Campus Participating Properties, Development Services, and Property Management Services.  Management evaluates each segment’s performance based on operating income before depreciation, amortization, noncontrolling interests and allocation of corporate overhead.  Intercompany fees are reflected at the contractually stipulated amounts.

AMERICAN CAMPUS COMMUNITIES, INC.AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended March 31,
	2009	2008
Wholly-Owned Properties
Rental revenues	$67,572	$32,119
Interest and other income	12	65
Total revenues from external customers	67,584	32,184
Operating expenses before depreciation, amortization, ground/facility lease, and allocation of corporate overhead	31,754	13,674
Ground/facility leases	260	-
Interest expense	14,302	6,068
Operating income before depreciation, amortization, noncontrolling interests and allocation of corporate overhead	$21,268	$12,442
Depreciation and amortization	$18,682	$6,801
Capital expenditures	$35,813	$38,320
Total segment assets at March 31,	$2,070,872	$1,028,445

On-Campus Participating Properties
Rental revenues	$6,874	$6,744
Interest and other income	24	79
Total revenues from external customers	6,898	6,823
Operating expenses before depreciation, amortization, ground/facility lease, and allocation of corporate overhead	1,897	2,105
Ground/facility lease	292	359
Interest expense	1,559	1,562
Operating income before depreciation, amortization, noncontrolling interests and allocation of corporate overhead	$3,150	$2,797
Depreciation and amortization	$1,090	$1,069
Capital expenditures	$38	$52
Total segment assets at March 31,	$82,318	$86,386

Development Services
Development and construction management fees from external customers	$1,052	$1,656
Operating expenses	2,267	2,148
Operating income before depreciation, amortization, noncontrolling interests and allocation of corporate overhead	$(1,215)	$(492)
Total segment assets at March 31,	$6,277	$6,640

Property Management Services
Property management fees from external customers	$2,242	$922
Intersegment revenues	2,696	1,225
Total revenues	4,938	2,147
Operating expenses	1,831	915
Operating income before depreciation, amortization, noncontrolling interests and allocation of corporate overhead	$3,107	$1,232
Total segment assets at March 31,	$6,209	$2,015

Reconciliations
Total segment revenues	$80,472	$42,810
Unallocated interest income earned on corporate cash	4	18
Elimination of intersegment revenues	(2,696)	(1,225)
Total consolidated revenues, including interest income	$77,780	$41,603
Segment operating income before depreciation, amortization, noncontrolling interests and allocation of corporate overhead	$26,310	$15,979
Depreciation and amortization	(20,903)	(8,340)
Net unallocated expenses relating to corporate overhead	(4,209)	(2,136)
Loss from unconsolidated joint ventures	(554)	(126)
Income tax provision	(135)	(60)
Redeemable noncontrolling interests share of income	(54)	(306)
Net income	$455	$5,011
Net income attributable to noncontrolling interests	(178)	(102)
Net income attributable to American Campus Communities, Inc and Subsidiaries	$277	$4,909
Total segment assets	$2,165,676	$1,123,486
Unallocated corporate assets	24,261	5,211
Total assets	$2,189,937	$1,128,697

AMERICAN CAMPUS COMMUNITIES, INC.AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.   Subsequent Events

Distributions:  On April 24, 2009, the Company declared a first quarter 2009 distribution per share of $0.3375 which will be paid on May 11, 2009 to all common stockholders of record as of May 1, 2009.  At the same time, the Operating Partnership will be paid an equivalent amount per unit to holders of Common Units, as well as the quarterly cumulative preferential distribution to holders of Series A Preferred Units (see Note 6).

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

Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following: general risks affecting the real estate industry; risks associated with changes in university admission or housing policies; risks associated with the availability and terms of financing and the use of debt to fund acquisitions and developments; failure to manage effectively our growth and expansion into new markets or to integrate acquisitions successfully; risks and uncertainties affecting property development and construction; risks associated with downturns in the national and local economies, volatility in capital and credit markets, increases in interest rates, and volatility in the securities markets; costs of compliance with the Americans with Disabilities Act and other similar laws; potential liability for uninsured losses and environmental contamination; and risks associated with our Company’s potential failure to qualify as a REIT under the Internal Revenue Code of 1986 (the “Code”), as amended, and possible adverse changes in tax and environmental laws.

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

As of March 31, 2009, our property portfolio contained 86 student housing properties with approximately 52,800 beds and approximately 17,200 apartment units, including 40 properties containing approximately 23,500 beds and approximately 7,500 units added as a result of our acquisition of the student housing business of GMH Communities Trust (“GMH”) on June 11, 2008.  Our property portfolio consisted of 80 owned off-campus properties that are in close proximity to colleges and universities, two American Campus Equity (“ACETM”) properties operated under ground/facility leases with a related university system and four on-campus participating properties operated under ground/facility leases with the related university systems.  As of March 31, 2009, we also owned a noncontrolling interest in two joint ventures that owned an aggregate of 21 student housing properties with approximately 12,100 beds in approximately 3,600 units.  Our communities contain modern housing units and are supported by a resident assistant system and other student-oriented programming, with many offering resort-style amenities.

Through our taxable REIT subsidiaries (“TRS”), we provide construction management and development services, primarily for student housing properties owned by colleges and universities, charitable foundations, and others.  As of March 31, 2009, we provided third-party management and leasing services for 32 properties (five of which we served as the third-party developer and construction manager) that represented approximately 23,800 beds in approximately 8,900 units.  Third-party management and leasing services are typically provided pursuant to multi-year management contracts that have initial terms that range from one to five years.  As of March 31, 2009, our total owned, joint venture and third-party managed portfolio was comprised of 139 properties with approximately 88,700 beds in approximately 29,700 units.

Third-Party Development Services

Our third-party development and construction management services as of March 31, 2009 consisted of four projects under contract and currently in progress with fees ranging from $0.2 million to $7.6 million.  As of March 31, 2009, fees of approximately $3.8 million remained to be earned by us with respect to these projects, which have scheduled completion dates of July 2009 through August 2010.

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

GMH Acquisition

On June 11, 2008, we completed the acquisition of GMH’s student housing business.  At the time of closing, the GMH student housing portfolio consisted of 42 wholly-owned properties containing 24,939 beds located in various markets throughout the country.  Two of the acquired properties totaling 1,468 beds were sold in the third quarter of 2008.  The total consideration paid for GMH was approximately $1,018.7 million, inclusive of transaction costs, which included: (i) the issuance of approximately 5.4 million shares of our common stock and 7,004 Common Units, each valued at $28.43 per share or unit; (ii) cash consideration paid of approximately $239.6 million which represented the payment of $3.36 per share for each GMH common share and each unit in the GMH Operating Partnership; and (iii) the assumption of $608.2 million of fixed-rate mortgage debt, which includes a net debt discount of $9.4 million.

American Campus Equity (“ACETM”) Development Activities

An emerging opportunity in the wholly-owned property segment is the equity investment and ownership of on-campus housing via traditional long-term ground leases.  Branded and marketed to colleges and universities as the ACE program, the transaction structure provides us with what we believe is a lower-risk opportunity compared to other off-campus projects, as our ACE projects will have premier on-campus locations with marketing and operational assistance from the university.  The subject university substantially benefits by increasing its housing capacity with modern, well-amenitized student housing with no or minimal impacts to its own credit ratios, preserving the university’s credit capacity to fund academic and research facilities.  During the first quarter of 2009, we were selected by four universities to begin the planning process for the development, ownership and operation of an ACE project.  These first quarter 2009 awards, along with the ASU Component III and Boise State University awards, provide the company the opportunity to exclusively negotiate with the subject universities with commencement subject to final determination of feasibility, execution and closing of definitive agreements, and various university and municipal approval processes.

Barrett Honors College:  As of March 31, 2009, our Barrett Honors College ACE property was under construction with total development costs estimated to be approximately $126.5 million.  The project is scheduled to complete construction and open for occupancy in August 2009 and will serve students attending Arizona State University.  As of March 31, 2009, the project was approximately 74% complete, and we estimate that remaining development costs will be approximately $36.6 million.  As of March 31, 2009, we have funded 100% of the project’s development costs and will fund the remaining development costs internally.

Property Operations

As of March 31, 2009, our property portfolio consisted of the following:

PROPERTY	YR ACQUIRED / DEVELOPED (1)	LOCATION	PRIMARY UNIVERSITY SERVED	UNITS	BEDS
Wholly-Owned properties:
1. Villas on Apache	1999	Tempe, AZ	Arizona State University Main Campus	111	288
2. River Club Apartments	1999	Athens, GA	The University of Georgia – Athens	266	792
3. River Walk Townhomes	1999	Athens, GA	The University of Georgia – Athens	100	336
4. The Village at Blacksburg	2000	Blacksburg, VA	Virginia Polytechnic Inst. & State University	288	1,056
5. The Callaway House	2001	College Station, TX	Texas A&M University	173	538
6. The Village at Alafaya Club	2000	Orlando, FL	The University of Central Florida	228	839
7. The Village at Science Drive	2001	Orlando, FL	The University of Central Florida	192	732
8. University Village at Boulder Creek	2002	Boulder, CO	The University of Colorado at Boulder	82	309
9. University Village at Fresno	2004	Fresno, CA	California State University – Fresno	105	406
10. University Village at TU (2)	2004	Philadelphia, PA	Temple University	220	749
11. University Club Tallahassee	2005	Tallahassee, FL	Florida State University	152	608
12. The Grove at University Club	2005	Tallahassee, FL	Florida State University	64	128
13. College Club Tallahassee	2005	Tallahassee, FL	Florida A&M University	96	384
14. The Greens at College Club	2005	Tallahassee, FL	Florida A&M University	40	160
15. University Club Gainesville	2005	Gainesville, FL	University of Florida	94	376
16. City Parc at Fry Street	2005	Denton, TX	University of North Texas	136	418
17. The Estates	2005	Gainesville, FL	University of Florida	396	1,044
18. University Village at Sweet Home	2005	Amherst, NY	State University of New York – Buffalo	269	828
19. Entrada Real	2006	Tucson, AZ	University of Arizona	98	363
20. Royal Oaks	2006	Tallahassee, FL	Florida State University	82	224
21. Royal Pavilion	2006	Tallahassee, FL	Florida State University	60	204
22. Royal Village Tallahassee	2006	Tallahassee, FL	Florida State University	75	288
23. Royal Village Gainesville	2006	Gainesville, FL	University of Florida	118	448
24. Northgate Lakes	2006	Orlando, FL	The University of Central Florida	194	710
25. Royal Lexington	2006	Lexington, KY	University of Kentucky	94	364
26. The Woods at Greenland	2006	Murfreesboro, TN	Middle Tennessee State University	78	276
27. Raider’s Crossing	2006	Murfreesboro, TN	Middle Tennessee State University	96	276
28. Raider’s Pass	2006	Lubbock, TX	Texas Tech University	264	828
29. Aggie Station	2006	College Station, TX	Texas A&M University	156	450
30. The Outpost San Marcos	2006	San Marcos, TX	Texas State University – San Marcos	162	486
31. The Outpost San Antonio	2006	San Antonio, TX	University of Texas – San Antonio	276	828
32. Callaway Villas	2006	College Station, TX	Texas A&M University	236	704
33. Village on Sixth	2007	Huntington, WV	Marshall University	248	752
34. Newtown Crossing	2007	Lexington, KY	University of Kentucky	356	942
35. Olde Towne University Square	2007	Toledo, OH	University of Toledo	224	550
36. Peninsular Place	2007	Ypsilanti, MI	Eastern Michigan University	183	478
37. University Centre	2007	Newark, NJ	Rutgers University, NJIT, Essex CCC	234	838
38. Sunnyside Commons	2008	Morgantown, WV	West Virginia University	68	161
39. Pirate’s Place	2008	Greenville, NC	East Carolina University	144	528
40. University Highlands	2008	Reno, NV	University of Nevada at Reno	216	732
41. Jacob Heights I	2008	Mankato, MN	Minnesota State University	42	162
42. Jacob Heights III	2008	Mankato, MN	Minnesota State University	24	96

PROPERTY	YR ACQUIRED / DEVELOPED (1	LOCATION	PRIMARY UNIVERSITY SERVED	UNITS	BEDS
Wholly-Owned properties:
43. The Summit	2008	Mankato, MN	Minnesota State University	192	672
44. GrandMarc – Seven Corners	2008	Minneapolis, MN	University of Minnesota	186	440
45. University Village – Sacramento	2008	Sacramento, CA	California State University – Sacramento	250	394
46. Aztec Corner	2008	San Diego, CA	San Diego State University	180	606
47. University Crossings	2008	Philadelphia, PA	University of Pennsylvania / Drexel	260	1,016
48. Campus Corner	2008	Bloomington, IN	Indiana University	254	796
49. Tower at 3rd	2008	Champaign, IL	University of Illinois	147	295
50. University Mills	2008	Cedar Falls, IA	University of Northern Iowa	121	481
51. Pirates Cove	2008	Greenville, NC	East Carolina University	264	1,056
52. University Manor	2008	Greenville, NC	East Carolina University	168	600
53. Brookstone Village	2008	Wilmington, NC	UNC – Wilmington	124	238
54. Campus Walk – Wilmington	2008	Wilmington, NC	UNC – Wilmington	289	290
55. Riverside Estates	2008	Cayce, SC	University of South Carolina	205	700
56. Cambridge at Southern	2008	Statesboro, GA	Georgia Southern University	228	564
57. Campus Club – Statesboro	2008	Statesboro, GA	Georgia Southern University	276	984
58. University Pines	2008	Statesboro, GA	Georgia Southern University	144	552
59. Lakeside	2008	Athens, GA	University of Georgia	244	776
60. The Club	2008	Athens, GA	University of Georgia	120	480
61. The Edge (formerly Pegasus Connection)	2008	McKay, FL	Central Florida	306	930
62. University Place	2008	Charlottesville, VA	University of Virginia	144	528
63. Southview	2008	Harrisonburg, VA	James Madison University	240	960
64. Stonegate	2008	Harrisonburg, VA	James Madison University	168	672
65. The Commons	2008	Harrisonburg, VA	James Madison University	132	528
66. University Gables	2008	Murfreesboro, TN	Middle Tennessee State University	168	648
67. Campus Ridge	2008	Johnson City, TN	East Tennessee State University	132	528
68. The Enclave I	2008	Bowling Green, OH	Bowling Green State University	120	480
69. Hawks Landing	2008	Oxford, OH	Miami University of Ohio	122	484
70. Willow Tree Apartments	2008	Ann Arbor, MI	University of Michigan	310	568
71. Willow Tree Towers	2008	Ann Arbor, MI	University of Michigan	163	283
72. Abbott Place	2008	East Lansing, MI	Michigan State University	222	654
73. University Centre – Kalamazoo	2008	Kalamazoo, MI	Western Michigan University	232	700
74. University Meadows	2008	Mt. Pleasant, MI	Central Michigan University	184	616
75. Campus Way	2008	Tuscaloosa, AL	University of Alabama	196	684
76. Campus Walk – Oxford	2008	Oxford, MS	University of Mississippi	108	432
77.Campus Trails	2008	Starkville, MS	Mississippi State University	156	480
78. University Pointe	2008	Lubbock, TX	Texas Tech University	204	682
79. University Trails	2008	Lubbock, TX	Texas Tech University	240	684
80. Vista del Sol (3)	2008	Tempe, AZ	Arizona State University	613	1,866
81. Villas at Chestnut Ridge	2008	Amherst, NY	State University of New York – Buffalo	196	552
82. Barrett Honors College (4)	2009	Tempe, AZ	Arizona State University	601	1,720
Total wholly-owned properties				15,349	48,298

PROPERTY	YEAR ACQUIRED / DEVELOPED (1)	LOCATION	PRIMARY UNIVERSITY SERVED	UNITS	BEDS
On-campus participating properties:
83. University Village – PVAMU	1996 / 97 / 98	Prairie View, TX	Prairie View A&M University	612	1,920
84. University College – PVAMU	2000 / 2003	Prairie View, TX	Prairie View A&M University	756	1,470
85. University Village – TAMIU	1997	Laredo, TX	Texas A&M International University	84	250
86. Cullen Oaks – Phase I and II	2001 / 2006	Houston, TX	The University of Houston	411	879
Total on-campus participating properties				1,863	4,519

Total – all properties				17,212	52,817

(1)	As of March 31, 2009, the average age of our wholly-owned properties was approximately 9.2 years.
(2)	Subject to a 75-year ground lease with Temple University.
(3)	Subject to a 65-year ground/facility lease with Arizona State University.
(4)	Currently under development with a scheduled completion date of August 2009. Subject to a 65-year ground/facility lease with Arizona State University.

Results of Operations

Comparison of the Three Months Ended March 31, 2009 and March 31, 2008

The following table presents our results of operations for the three months ended March 31, 2009 and 2008, including the amount and percentage change in these results between the two periods:

	Three Months Ended March 31,
	2009	2008	Change ($)	Change (%)
Revenues:
Wholly-owned properties	$67,332	$31,681	$35,651	112.5%
On-campus participating properties	6,874	6,744	130	1.9%
Third party development services	1,052	1,656	(604)	(36.5%)
Third party management services	2,242	922	1,320	143.2%
Resident services	240	438	(198)	(45.2%)
Total revenues	77,740	41,441	36,299	87.6%

Operating expenses:
Wholly-owned properties	31,486	13,885	17,601	126.8%
On-campus participating properties	2,030	2,295	(265)	(11.5%)
Third party development and management services	2,977	2,108	869	41.2%
General and administrative	2,748	2,134	614	28.8%
Depreciation and amortization	20,102	8,029	12,073	150.4%
Ground/facility leases	552	359	193	53.8%
Total operating expenses	59,895	28,810	31,085	107.9%

Operating income	17,845	12,631	5,214	41.3%

Nonoperating income and (expenses):
Interest income	40	162	(122)	(75.3%)
Interest expense	(15,886)	(6,979)	(8,907)	127.6%
Amortization of deferred financing costs	(801)	(311)	(490)	157.6%
Loss from unconsolidated joint ventures	(554)	(126)	(428)	339.7%
Total nonoperating expenses	(17,201)	(7,254)	(9,947)	137.1%

Income before income taxes and redeemable noncontrolling interests	644	5,377	(4,733)	(88.0%)
Income tax provision	(135)	(60)	(75)	125.0%
Redeemable noncontrolling interests share of income	(54)	(306)	252	(82.4%)
Net income	455	5,011	(4,556)	(90.9%)
Net income attributable to noncontrolling interests	(178)	(102)	(76)	74.5%
Net income attributable to American Campus
Communities, Inc. and Subsidiaries	$277	$4,909	$(4,632)	(94.4%)

Wholly-Owned Properties Operations

Revenues from our wholly-owned properties for the three months ended March 31, 2009 compared with the same period in 2008 increased by $35.5 million primarily due to the acquisition of GMH’s student housing business in June 2008 and the completion of construction and opening of Vista del Sol and Villas at Chestnut Ridge in August 2008.  Operating expenses increased approximately $17.6 million for the three months ended March 31, 2009 compared with the same period in 2008, primarily due to the same factors which affected the increase in revenues.

New Property Operations.  On June 11, 2008, we acquired GMH’s student housing business, including 42 properties containing 24,939 beds located in various markets throughout the country.  Of the 42 properties acquired, two were under contract to be sold on the acquisition date and were sold in July and August 2008.  For the three months ended March 31, 2009, the remaining 40 properties acquired from GMH contributed an additional $29.3 million of revenues and an additional $15.5 million of operating expenses.  In addition, we acquired two properties in February 2008; Pirate’s Place, located near the campus of East Carolina University in Greenville, North Carolina and Sunnyside Commons, located near the campus of West Virginia University in Morgantown, West Virginia.  In August 2008, we completed construction of and opened Vista del Sol, serving students attending Arizona State University and Villas at Chestnut Ridge, serving students attending SUNY-Buffalo.  These non-GMH new properties contributed an additional $5.2 million of revenues and an additional $1.6 million of operating expenses during the three months ended March 31, 2009 as compared to the three months ended March 31, 2008.

Same Store Property Operations (Excluding New Property Activity).  We had 37 properties containing 20,000 beds which were operating during both the three month periods ended March 31, 2009 and 2008.  These properties produced revenues of $32.8 million and $31.9 million during the three months ended March 31, 2009 and 2008, respectively, an increase of $0.9 million.  This increase was primarily due to an increase in average rental rates during the three months ended March 31, 2009 as compared to the same period in 2008, as well as the improved lease up for the 2008/2009 academic year, which resulted in average occupancy rates increasing to 96.6% during the three months ended March 31, 2009 from 96.1% during the three months ended March 31, 2008.  Revenues in 2009 will be dependent on our ability to maintain our current leases in effect for the 2008/2009 academic year and our ability to obtain appropriate rental rates and desired occupancy for the 2009/2010 academic year at our various properties during our leasing period, which typically begins in January and ends in August.

At these existing same store properties, operating expenses increased from $13.7 million for the three months ended March 31, 2008 to $14.2 million for the three months ended March 31, 2009, an increase of $0.5 million.  This increase was primarily due to an increase in marketing costs associated with the 2009/2010 academic leasing year.  We anticipate that operating expenses for our same store property portfolio for the full year 2009 will increase slightly as compared with 2008 as a result of expected increases in marketing costs, utility costs, property taxes and general inflation.

On-Campus Participating Properties (“OCPP”) Operations

Same Store OCPP Operations.  We had four participating properties containing 4,519 beds which were operating during both the three month periods ended March 31, 2009 and 2008.  Revenues from our same store participating properties increased to $6.8 million during the three months ended March 31, 2009 from $6.7 million for the three months ended March 31, 2008, an increase of $0.1 million.

At these properties, operating expenses decreased from $2.3 million for the three months ended March 31, 2008 to $2.0 million for the three months ended March 31, 2009, a decrease of $0.3 million.  We anticipate that operating expenses for the full year 2009 will increase slightly as compared with 2008 as a result of expected increases in utility costs and general inflation.

Third Party Development Services Revenue

Third party development services revenue decreased by $0.6 million from $1.7 million during the three months ended March 31, 2008 to $1.1 million for the three months ended March 31, 2009.  The decrease as compared to the prior year primarily related to the closing and commencement of construction of The Highlands at Edinboro University of Pennsylvania project during the three months ended March 31, 2008.   This new project contributed approximately $0.7 million in additional third party development services revenues during the three months ended March 31, 2008 as compared to 2009.  Additionally, we had four projects in progress during the three months ended March 31, 2009 with an average contractual fee of approximately $3.6 million, as compared to the three months ended March 31, 2008 in which we had five projects in progress with an average contractual fee of $2.1 million.  Closing of additional third-party development services projects during 2009 will be dependent upon the Company’s university clients obtaining project financing, which may be adversely affected by current capital market conditions.

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

Third Party Management Services Revenue

Third party management services revenues increased by $1.3 million from $0.9 million for the three months ended March 31, 2008 to $2.2 million for the three months ended March 31, 2009.  This increase was primarily due to an additional $1.1 million in management fees recognized during the three months ended March 31, 2009 from third party management contracts assumed as part of the GMH acquisition, including 21 properties owned in two joint ventures with Fidelity in which we have a 10% interest.  We anticipate that third-party management services revenues for the full year 2009 will increase as compared with 2008, primarily as a result of the previously mentioned contracts assumed from GMH.

Third Party Development and Management Services Expenses

Third party development and management services expenses increased by $0.9 million, from $2.1 million during the three months ended March 31, 2008, to $3.0 million for the three months ended March 31, 2009.  This increase was primarily due to an increase in payroll and related costs as a result of an increase in activity for potential ACE projects and new management contracts assumed from GMH.  Third-party development and management services expenses for the full year 2009 will be dependent on the level of awards we pursue, the level of new management contracts obtained, and as previously mentioned, any pre-development costs charged against income for projects which do not close.

General and Administrative

General and administrative expenses increased approximately $0.6 million, from $2.1 million during the three months ended March 31, 2008, to $2.7 million for the three months ended March 31, 2009.  This increase was primarily due to additional staffing, benefits, rent and public company costs related to both the GMH acquisition and company growth experienced during 2008.  We anticipate general and administrative expenses to increase for the full year 2009 as a result of the previously mentioned increases in corporate staffing levels experienced as a result of the recent growth of our wholly-owned portfolio, including our acquisition of GMH.

Depreciation and Amortization

Depreciation and amortization increased by $12.1 million, from $8.0 million during the three months ended March 31, 2008 to $20.1 million for the three months ended March 31, 2009.  This increase was primarily due to the acquisition of the GMH student housing business in June 2008, and the completion of construction and opening of Vista del Sol and Villas at Chestnut Ridge in August 2008.   The GMH properties contributed an additional $10.6 million to depreciation expense for the three months ended March 31, 2009, of which $4.1 million related to the valuation assigned to in-place leases for such properties.  We expect depreciation and amortization to increase for the full year 2009 as a result of the addition of the GMH properties to our portfolio and a full year of depreciation on properties acquired and placed in service during 2008.

Ground Lease Expense

Ground lease expense increased $0.2 million from $0.4 million during the three months ended March 31, 2008 to $0.6 million for the three months ended March 31, 2009, primarily due to ground/facility lease costs incurred for Vista del Sol which completed construction and opened in August 2008.  We expect ground lease expense in 2009 to increase due to the timing of Vista del Sol being placed in service during 2008 and the anticipated completion and opening of Barrett Honors College in August 2009.

Interest Expense

Interest expense increased $8.9 million, from $7.0 million during the three months ended March 31, 2008, to $15.9 million for the three months ended March 31, 2009.  This increase was primarily due to $598.8 million of mortgage debt assumed from GMH in June 2008 at a weighted average rate of 5.43% (including a net discount of $9.4 million to reflect the fair market value of debt assumed.)  The debt assumed for properties acquired from GMH contributed an additional $7.7 million of interest expense for the three months ended March 31, 2009.  We also incurred an additional $0.7 million of interest expense related to the senior secured term loan entered into in May 2008 to fund a portion of the cash consideration paid for our acquisition of GMH.  An additional $0.6 million of interest expense was incurred during the three months ended March 31, 2009 related to the loans for Vista del Sol and Villas at Chestnut Ridge, which completed construction and were placed into service in August 2008.  We anticipate that interest expense will increase for the full year 2009 due to additional interest expense incurred in connection with our acquisition of GMH’s student housing business as well as the senior secured term loan entered into in May 2008.

Amortization of Deferred Financing Costs

Amortization of deferred financing costs increased approximately $0.5 million from $0.3 million during the three months ended March 31, 2008 to $0.8 million for the three months ended March 31, 2009, primarily due to the amortization of additional finance costs incurred to assume debt on properties acquired from GMH and the senior secured term loan entered into in May 2008.  We expect amortization of deferred financing costs in 2009 to increase due to debt assumed in connection with our acquisition of GMH’s student housing business as well as the senior secured term loan.

Loss from Unconsolidated Joint Ventures

Loss from unconsolidated joint ventures of $0.6 million for the three months ended March 31, 2009 represents our share of the net loss from the Hampton Roads military housing joint venture of $0.3 million in which we have a minimal economic interest, as well as our 10 % share of the loss from two joint ventures of $0.3 million with Fidelity owning 21 properties formed or assumed as part of our acquisition of GMH in June 2008.

Noncontrolling Interests

Noncontrolling interests represent holders of common and preferred units in our Operating Partnership as well as certain third-party partners in joint ventures consolidated by us for financial reporting purposes.  Accordingly, these external partners are allocated their share of income/loss during the respective reporting periods.  See Note 6 in the accompanying Notes to Consolidated Financial Statements contained in Item 1 herein for a detailed discussion of noncontrolling interests.

Cash Flows

Comparison of Three Months Ended March 31, 2009 and 2008

Operating Activities

For the three months ended March 31, 2009, net cash provided by operating activities was approximately $19.9 million, as compared to $7.8 million for the three months ended March 31, 2008, an increase of $12.1 million.  This increase was primarily due to operating cash flows provided from the timing of the acquisition of the GMH student housing business on June 11, 2008 and the completion of construction and opening of Vista del Sol and Villas at Chestnut Ridge in August 2008.

Investing Activities

Investing activities utilized $36.0 million and $49.8 million for the three months ended March 31, 2009 and 2008, respectively.  The decrease in cash utilized in investing activities during the three months ended March 31, 2009 related primarily to a $14.3 million decrease in the use of cash to acquire properties and undeveloped land.  We acquired two properties during the first quarter of 2008 and no properties during the first quarter of 2009.  In addition cash used to fund the construction of our wholly-owned development properties decreased by $10.0 million during the first quarter of 2009.  One wholly-owned property was under development throughout the first quarter of 2009, while three wholly-owned properties were under development throughout the first quarter of 2008.  These items were partially offset by an increase in cash used during the three months ended March 31, 2009 for capital expenditures at our wholly-owned properties as we continued with renovations at several GMH properties.  For the three months ended March 31, 2009 and 2008, our cash utilized in investing activities was comprised of the following:

	Three Months Ended March 31,
	2009	2008
Property and land acquisitions	$-	$(14,283)
Capital expenditures for on-campus participating properties	(38)	(52)
Capital expenditures for wholly-owned properties	(11,392)	(888)
Investment in wholly-owned properties under development	(24,421)	(34,434)
Purchase of corporate furniture, fixtures, and equipment	(146)	(190)
Total	$(35,997)	$(49,847)

Financing Activities

Cash provided by financing activities totaled $16.7 million for the three months ended March 31, 2009 as compared to $43.0 million during the three months ended March 31, 2008.  The decrease in cash provided by financing activities was a result of the following:  (i) the pay-off of $29.8 million in mortgage loan debt that matured during the three months ended March 31, 2009; (ii) a $26.4 million decrease in proceeds from construction loans used to fund the construction of wholly-owned properties; and (iii) a $5.1 million increase in distributions to common and restricted stockholders as a result of our April 2008 equity offering and the issuance of common stock as partial consideration for the acquisition of GMH.  These items were offset by a $36.6 million increase in proceeds (net of paydowns) received from our revolving credit facility used to fund the construction of Barrett Honors College, one of our owned ACE development properties, and for the pay-off of the previously mentioned mortgage loans.

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

The following table reflects the amounts included in our consolidated financial statements for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009	2008
Revenues	$6,874	$6,744
Direct operating expenses (1)	(1,897)	(2,105)
Amortization	(1,090)	(1,069)
Amortization of deferred financing costs	(46)	(46)
Ground/facility leases (2)	(292)	(359)
Net operating income	3,549	3,165
Interest income	24	79
Interest expense (3)	(1,559)	(1,562)
Net income	$2,014	$1,682

(1)
Excludes property management fees of $0.3 million for both the three month periods ended March 31, 2009 and 2008.  This expense and the corresponding fee revenue have been eliminated in consolidation.  Also excludes allocation of expenses related to corporate management and oversight.

(2)
Represents the universities’ 50% share of the properties’ net cash available for distribution after payment of operating expenses, debt service (including payment of principal) and capital expenditures.

(3)	Debt service expenditures for these properties totaled $2.1 million and $2.0 million for the three months ended March 31, 2009 and 2008, respectively.

Liquidity and Capital Resources

Cash Balances and Liquidity

As of March 31, 2009, excluding our on-campus participating properties, we had $45.3 million in cash and cash equivalents and restricted cash as compared to $48.6 million in cash and cash equivalents and restricted cash as of December 31, 2008.  Restricted cash primarily consists of escrow accounts held by lenders and resident security deposits, as required by law in certain states.  Additionally, restricted cash as of March 31, 2009 also included $0.3 million of funds held in escrow in connection with potential development opportunities.

As of March 31, 2009, our short-term liquidity needs included, but were not limited to, the following: (i) anticipated distribution payments to our common and restricted stockholders totaling approximately $57.9 million based on an assumed annual cash distribution of $1.35 per share based on the number of our shares outstanding as of March 31, 2009, (ii) anticipated distribution payments to our Operating Partnership unitholders totaling approximately $1.7 million based on an assumed annual distribution of $1.35 per Common Unit and a cumulative preferential per annum cash distribution rate of 5.99% on our Series A Preferred Units based on the number of units outstanding as of March 31, 2009, (iii) payment of approximately $51.1 million of fixed-rate mortgage debt scheduled to mature in 2009, (iv) remaining development costs for Barrett Honors College in 2009, estimated to be approximately $36.6 million, and (v) funds for capital improvements at acquired properties and other potential development projects.  As of March 31, 2009, we had approximately $127.8 million of outstanding variable rate construction debt and a $78.3 million balance outstanding on our revolving credit facility, all of which is scheduled to mature in 2009.  We expect to extend the maturity dates into 2010 for the construction debt and revolving credit facility by exercising the respective extension options available to us.  We expect to meet our short-term liquidity requirements by (a) potentially disposing of properties, (b) borrowing under our revolving credit facility, and (c) utilizing net cash provided by operations.

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

Revolving Credit Facility

The Operating Partnership has a $160 million revolving credit facility, which may be expanded by up to an additional $65 million upon the satisfaction of certain conditions.  The maturity date of the facility is August 17, 2009 and can be extended 12 months through August 2010.  We continue to guarantee the Operating Partnership’s obligations under the facility.

Availability under the revolving credit facility is limited to an "aggregate borrowing base amount" equal to the lesser of (i) 65% of the value of certain properties, calculated as set forth in the credit facility, and (ii) the adjusted net operating income from these properties divided by a formula amount.  The facility bears interest at a variable rate, at the Company’s option, based upon a base rate or one-, two-, three-, or six-month LIBOR plus, in each case, a spread based upon the Company’s total leverage.  Additionally, we are required to pay an unused commitment fee ranging from 0.15% to 0.20% per annum, depending on the aggregate unused balance.  As of March 31, 2009, the balance outstanding on the revolving credit facility totaled $78.3 million, bearing interest at a weighted average rate of 2.04% per annum, with remaining availability under the facility (subject to the satisfaction of certain financial covenants) totaling approximately $73.5 million.

The terms of the facility include certain restrictions and covenants, which limit, among other items, the incurrence of additional indebtedness, liens, and the disposition of assets.  The facility contains customary affirmative and negative covenants and also contains financial covenants that, among other things, require us to maintain certain minimum ratios of "EBITDA" (earnings before interest, taxes, depreciation and amortization) to fixed charges.  We may not pay distributions that exceed a specified percentage of funds from operations, as adjusted, for any four consecutive quarters.  The financial covenants also include consolidated net worth and leverage ratio tests.  As of March 31, 2009, we were in compliance with all such covenants.

Senior Secured Term Loan

On May 23, 2008, the Operating Partnership obtained a $100 million senior secured term loan.  The secured term loan has an initial term of 36 months and can be extended through May 2012 through the exercise of a 12-month extension period.  The secured term loan bears interest at a variable rate, at our option, based upon a base rate or one-, two-, three-, or six-month LIBOR plus, in each case, a spread based upon the Company’s total leverage.  On June 11, 2008, we borrowed in full from the secured term loan and used the proceeds to fund a portion of the total cash consideration for the GMH acquisition.

On February 23, 2009, we entered into two $50.0 million interest rate swap agreements effective March 20, 2009 through February 20, 2012, which are both used to hedge the Company’s exposure to fluctuations in interest payments on its LIBOR-based senior secured term loan.  Under the terms of the two interest rate swap agreements, we pay an average fixed rate of 1.7925% and receive one-month LIBOR floating rate.  As a result of these two interest rate swaps, we have effectively fixed the interest rate on our senior secured term loan at 3.80%.  In the event that the swaps at any time have a negative fair value below a certain threshold level, we could be required to post cash into a collateral account pledged to the interest rate swap providers.  See Note 10 in the accompanying Notes to Consolidated Financial Statements contained in Item 1 herein for a more detailed discussion of the Company’s derivative instruments and hedging activities.

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

On April 24, 2009, we declared a first quarter 2009 distribution per share of $0.3375, to be paid on May 11, 2009, to all common stockholders of record as of May 1, 2009.  At the same time, the Operating Partnership intends to pay an equivalent amount per unit to holders of Common Units, as well as the quarterly cumulative preferential distribution to holders of Series A Preferred Units.

Pre-Development Expenditures

Our third-party and owned development activities have historically required us to fund pre-development expenditures such as architectural fees, permits and deposits.  The closing and/or commencement of construction of these development projects is subject to a number of risks such as our inability to obtain financing on favorable terms and delays or refusals in obtaining necessary zoning, land use, building, and other required governmental permits and authorizations  As such, we cannot always predict accurately the liquidity needs of these activities.  We frequently incur these pre-development expenditures before a financing commitment and/or required permits and authorizations have been obtained.  Accordingly, we bear the risk of the loss of these pre-development expenditures if financing cannot ultimately be arranged on acceptable terms or we are unable to successfully obtain the required permits and authorizations.  Historically, our third-party and owned development projects have been successfully structured and financed; however, these developments have at times been delayed beyond the period initially scheduled, causing revenue to be recognized in later periods.  As of March 31, 2009, we have deferred approximately $6.1 million in pre-development costs related to third-party and owned development projects that have not yet commenced construction.

Indebtedness

As of March 31, 2009, we had approximately $1,315.8 million of outstanding consolidated indebtedness (excluding net unamortized debt discounts and debt premiums of approximately $9.9 million and $5.1 million, respectively), comprised of a $78.3 million balance on our unsecured revolving credit facility, a $100.0 million balance on our secured term loan, $1,051.3 million in mortgage and construction loans secured by our wholly-owned properties, $32.9 million in mortgage loans secured by two phases of an on-campus participating property, and $53.3 million in bond issuances secured by three of our on-campus participating properties.  The weighted average interest rate on our consolidated indebtedness as of March 31, 2009 was 5.16% per annum.  As of March 31, 2009, approximately 15.7% of our total consolidated indebtedness was variable rate debt, comprised of our revolving credit facility and our Vista del Sol and Villas at Chestnut Ridge construction loans discussed below.

Wholly-Owned Properties

The weighted average interest rate of the $1,051.3 million of wholly-owned mortgage and construction debt was 5.36% per annum as of March 31, 2009.  Each of the mortgage loans is a non-recourse obligation subject to customary exceptions.  Each of these mortgages has a 30-year amortization, and none are cross-defaulted or cross-collateralized to any other indebtedness. The loans generally may not be prepaid prior to maturity; in certain cases prepayment is allowed, subject to prepayment penalties.

In August 2008, we completed the final stages of construction on Vista del Sol, an ACE property.  The development and construction of Vista del Sol was partially financed with a $100.0 million construction loan.  For each borrowing we have the option of choosing the Prime rate or one-, two-, or three-month LIBOR plus 1.45%.  The interest rate may be reduced to LIBOR plus 1.20% once construction of the property is complete and certain operations hurdles are met.  The loan requires payments of interest only during the term of the loan and any accrued interest and outstanding borrowings become due on the maturity date of December 27, 2009.  The term of the loan can be extended through December 2011 through the exercise of two 12-month extension periods.  As of March 31, 2009, the balance outstanding on the construction loan totaled $97.7 million, bearing interest at a weighted average rate of 1.76% per annum.

In August 2008, we completed the final stages of construction on Villas at Chestnut Ridge, an owned off-campus property.  The development and construction of Villas at Chestnut was partially financed with a $31.6 million construction loan.  For each borrowing we have the option of choosing the Prime rate or one-, two-, three-, or six-month LIBOR plus 1.25%.  The loan requires payments of interest only during the term of the loan and any accrued interest and outstanding borrowings become due on the maturity date of June 4, 2009.  The term of the loan can be extended through June 2010 through the exercise of a 12-month extension period.  As of March 31, 2009, the balance outstanding on the construction loan totaled $30.1 million, bearing interest at a weighted average rate of 1.81% per annum.

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

Cullen Oaks Phase I and Phase II loans are currently encumbered by mortgage loans with balances as of March 31, 2009 of approximately $16.4 million and $16.5 million, respectively.  In February 2007, we extended the maturity date of these loans to February 2014.  The loans bear interest at a rate of LIBOR plus 1.35% and required payments of interest only through May 2008 and monthly payments of principal and interest from May 2008 through the maturity date.  In connection with these loan extensions, we terminated the existing interest rate swap agreement on the Cullen Oaks Phase I loan and entered into a new interest rate swap agreement effective February 15, 2007 through February 15, 2014, that is designated to hedge our exposure to fluctuations on interest payments attributed to changes in interest rates associated with payments on the Cullen Oaks Phase I and Phase II loans.  Under the terms of the interest rate swap agreement, we pay a fixed rate of 6.69% per annum and receive a floating rate of LIBOR plus 1.35%.  Pursuant to the Leases, in the event the leasehold estate does not achieve Financial Break Even (defined as revenues less operating expenses, excluding management fees, less debt service), the applicable Lessor would be required to make a rental payment, also known as the Contingent Payment, sufficient to achieve Financial Break Even.  The Contingent Payment provision remains in effect until such time as any financing placed on the facilities would receive an investment grade rating without the Contingent Payment provision.  In the event that the Lessor is required to make a Contingent Payment, future net cash flow distributions would be first applied to repay such Contingent Payments and then to unpaid management fees prior to normal distributions.  We have guaranteed payment of this property’s indebtedness.

The weighted average interest rate of the indebtedness encumbering our on-campus participating properties was 7.17% at March 31, 2009.

Off Balance Sheet Items

As discussed in Note 7 in the accompanying Notes to Consolidated Financial Statements contained in Item 1 herein, we hold a 10% equity interest in two unconsolidated joint ventures with mortgage debt outstanding of approximately $342.4 million as of March 31, 2009.  Our Operating Partnership serves as guarantor of this debt, which means we are liable to the lender for any loss, damage, cost, expense, liability, claim or other obligation incurred by the lender arising out of or in connection with certain non-recourse exceptions in connection with the debt.  Pursuant to the  limited liability company agreements of the joint ventures, the joint ventures agreed to indemnify, defend and hold harmless the Operating Partnership with respect to such obligations, except to the extent such obligations were caused by the willful misconduct, gross negligence, fraud or bad faith of the Operating Partnership or its employees, agents or affiliates.  Additionally, in lieu of depositing required debt service escrow funds with the lender of the one of the joint venture’s mortgage notes, the Company has provided an irrevocable standby commercial letter of credit in the amount of $0.3 million.  The letter of credit was issued at inception of the joint venture and expires one year subsequent to issuance, or earlier should the property reach a debt service coverage ratio, as defined, of at least 1.20:1 for a period of twelve consecutive months on a trailing basis.  The term of the letter of credit will be automatically extended for one year periods thereafter until such time the debt service coverage ratio reaches 1.20:1 or the related mortgage note is repaid or refinanced.

Funds From Operations

As defined by NAREIT, FFO represents income (loss) before allocation to noncontrolling interests (computed in accordance with GAAP), excluding gains (or losses) from sales of property, plus real estate related depreciation and amortization (excluding amortization of loan origination costs) and after adjustments for unconsolidated partnerships and joint ventures. We present FFO because we consider it an important supplemental measure of our operating performance and believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of REITs, many of which present FFO when reporting their results. FFO is intended to exclude GAAP historical cost depreciation and amortization of real estate and related assets, which assumes that the value of real estate diminishes ratably over time. Historically, however, real estate values have risen or fallen with market conditions. Because FFO excludes depreciation and amortization unique to real estate, gains and losses from property dispositions and extraordinary items, it provides a performance measure that, when compared year over year, reflects the impact to operations from trends in occupancy rates, rental rates, operating costs, development activities and interest costs, providing perspective not immediately apparent from net income.

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

The following table presents a reconciliation of our FFO to our net income attributable to American Campus Communities, Inc. and Subsidiaries:

	Three Months Ended March 31,
	2009	2008
Net income attributable to American Campus Communities, Inc. and Subsidiaries	$277	$4,909
Noncontrolling interests	232	408
Loss from unconsolidated joint ventures (1)	554	126
FFO from unconsolidated joint ventures (1)	(39)	(126)
Real estate related depreciation and amortization	19,732	7,848
Funds from operations (“FFO”)	$20,756	$13,165

FFO per share – diluted	$0.47	$0.45

Weighted average common shares outstanding – diluted	44,031,602	29,161,145

(1)
Represents our share of the FFO from three joint ventures in which we are a noncontrolling partner.  Includes the Hampton Roads Military Housing joint venture in which we have a minimal economic interest as well as our 10% noncontrolling interest in two joint ventures formed or assumed as part of the company's acquisition of GMH.

While our on-campus participating properties contributed $6.9 million and $6.7 to our revenues for the three months ended March 31, 2009 and 2008, respectively, under our participating ground leases, we and the participating university systems each receive 50% of the properties’ net cash available for distribution after payment of operating expenses, debt service (which includes significant amounts towards repayment of principal) and capital expenditures. A substantial portion of our revenues attributable to these properties is reflective of cash that is required to be used for capital expenditures and for the amortization of applicable property indebtedness. These amounts do not increase our economic interest in these properties or otherwise benefit us since our interest in the properties terminates upon the repayment of the applicable property indebtedness.

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

Funds From Operations—Modified for Operational Performance of On-Campus Participating Properties:

	Three Months Ended March 31,
	2009	2008
Funds from operations	$20,756	$13,165
Elimination of operations of on-campus participating properties and unconsolidated joint venture:
Net income from on-campus participating properties	(2,014)	(1,682)
Amortization of investment in on-campus participating properties	(1,090)	(1,069)
FFO from unconsolidated joint venture (1)	236	126
	17,888	10,540
Modifications to reflect operational performance of on-campus participating properties:
Our share of net cash flow (2)	292	359
Management fees	323	308
Impact of on-campus participating properties	615	667
Funds from operations – modified for operational performance of on-campus participating properties (“FFOM”)	$18,503	$11,207

FFOM per share – diluted	$0.42	$0.38

Weighted average common shares outstanding – diluted	44,031,602	29,161,145

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss from adverse changes in market prices and interest rates.   Our future earnings and cash flows are dependent upon prevailing market rates.  Accordingly, we manage our market risk by matching projected cash inflows from operating, investing and financing activities with projected cash outflows for debt service, acquisitions, capital expenditures, distributions to stockholders and unitholders, and other cash requirements.  The majority of our outstanding debt has fixed interest rates, which minimizes the risk of fluctuating interest rates.  Our exposure to market risk includes interest rate fluctuations in connection with our revolving credit facility and variable rate construction loans and our ability to incur more debt without stockholder approval, thereby increasing our debt service obligations, which could adversely affect our cash flows.   No material changes have occurred in relation to market risk since our Annual Report on Form 10-K for the year ended December 31, 2008.

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

Dated:	May 1, 2009

AMERICAN CAMPUS COMMUNITIES, INC.

By:	/s/ William C. Bayless, Jr.
William C. Bayless, Jr.
President and Chief Executive Officer

By:	/s/ Jonathan A. Graf
Jonathan A. Graf
Executive Vice President,
Chief Financial Officer and Treasurer