Form 10-Q
period 2009-06-30
AMERICAN CAMPUS COMMUNITIES INC
filed 2009-08-07
CIK 1283630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009.

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period From ______________________ to ______________________.

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

There were 52,190,493 shares of American Campus Communities, Inc.’s common stock with a par value of $0.01 per share outstanding as of the close of business on August 3, 2009.

FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2009

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30, 2009	December 31, 2008
	(Unaudited)
Assets

Investments in real estate:
Wholly-owned properties, net	$2,029,470	$1,986,833
On-campus participating properties, net	67,301	69,302
Investments in real estate, net	2,096,771	2,056,135

Cash and cash equivalents	57,183	25,600
Restricted cash	31,559	32,558
Student contracts receivable, net	4,891	5,185
Other assets	58,751	64,431

Total assets	$2,249,155	$2,183,909

Liabilities and equity

Liabilities:
Secured debt	$1,089,735	$1,162,221
Secured term loan	100,000	100,000
Unsecured revolving credit facility	—	14,700
Accounts payable and accrued expenses	29,165	35,440
Other liabilities	47,307	56,052
Total liabilities	1,266,207	1,368,413

Redeemable noncontrolling interests	30,215	26,286

Equity:
American Campus Communities, Inc. stockholders’ equity:
Common stock, $.01 par value, 800,000,000 shares authorized, 52,190,493 and 42,354,283 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	521	423
Additional paid in capital	1,098,071	901,641
Accumulated earnings and dividends	(145,900)	(111,828)
Accumulated comprehensive loss	(3,737)	(5,117)
Total American Campus Communities, Inc. stockholders’ equity	948,955	785,119
Noncontrolling interests	3,778	4,091
Total equity	952,733	789,210

Total liabilities and equity	$2,249,155	$2,183,909

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues:
Wholly-owned properties	$66,152	$37,294	$133,484	$68,975
On-campus participating properties	3,922	3,948	10,796	10,692
Third party development services	886	723	1,938	2,379
Third party management services	2,105	1,222	4,347	2,144
Resident services	205	361	445	799
Total revenues	73,270	43,548	151,010	84,989

Operating expenses:
Wholly-owned properties	32,891	16,738	64,377	30,623
On-campus participating properties	2,783	2,499	4,813	4,794
Third party development and management services	2,810	2,328	5,787	4,436
General and administrative	2,829	3,237	5,577	5,371
Depreciation and amortization	20,400	11,114	40,502	19,143
Ground/facility leases	452	368	1,004	727
Total operating expenses	62,165	36,284	122,060	65,094

Operating income	11,105	7,264	28,950	19,895

Nonoperating income and (expenses):
Interest income	40	642	80	804
Interest expense	(15,446)	(8,733)	(31,332)	(15,712)
Amortization of deferred financing costs	(780)	(448)	(1,581)	(759)
Loss from unconsolidated joint ventures	(483)	(129)	(1,037)	(255)
Other nonoperating income	402	—	402	—
Total nonoperating expenses	(16,267)	(8,668)	(33,468)	(15,922)

(Loss) income before income taxes, redeemable noncontrolling interests and discontinued operations	(5,162)	(1,404)	(4,518)	3,973
Income tax provision	(135)	(73)	(270)	(133)
Redeemable noncontrolling interests share of loss (income)	81	(13)	27	(319)
(Loss) income from continuing operations	(5,216)	(1,490)	(4,761)	3,521
Income from discontinued operations	—	92	—	92
Net (loss) income	(5,216)	(1,398)	(4,761)	3,613
Net income attributable to noncontrolling interests	(94)	(52)	(272)	(154)
Net (loss) income attributable to common shareholders	$(5,310)	$(1,450)	$(5,033)	$3,459

(Loss) income per share attributable to common shareholders – basic:
(Loss) income from continuing operations per share	$(0.11)	$(0.05)	$(0.12)	$0.10
Net (loss) income per share	$(0.11)	$(0.04)	$(0.12)	$0.10
(Loss) income per share attributable to common shareholders – diluted:
(Loss) income from continuing operations per share	$(0.11)	$(0.04)	$(0.12)	$0.10
Net (loss) income per share	$(0.11)	$(0.04)	$(0.12)	$0.11

Weighted-average common shares outstanding:
Basic	47,897,196	35,692,653	45,152,665	31,512,271
Diluted	49,198,944	37,098,977	46,409,294	33,272,354

Distributions declared per common share	$0.3375	$0.3375	$0.675	$0.675

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(unaudited, in thousands, except share data)

	Common Shares	Par Value of Common Shares	Additional Paid in Capital	Accumulated Earnings and Distributions	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Equity, December 31, 2008	42,354,283	$423	$901,641	$(111,828)	$(5,117)	$4,091	$789,210
Net proceeds from sale of common stock	9,775,000	98	198,252	—	—	—	198,350
Amortization of restricted stock awards	—	—	1,256	—	—	—	1,256
Vesting of restricted stock awards	50,210	—	(313)	—	—	—	(313)
Issuance of fully vested restricted stock units	9,000	—	55	—	—	—	55
Distributions to common and restricted stockholders	—	—	—	(29,039)	—	—	(29,039)
Distributions to joint venture partners	—	—	—	—	—	(585)	(585)
Conversion of common units to common stock	2,000	—	23	—	—	—	23
Reclassification of noncontrolling interests	—	—	(2,843)	—	—	—	(2,843)
Comprehensive loss:
Change in fair value of interest rate swaps	—	—	—	—	1,380	—	1,380
Net loss	—	—	—	(5,033)	—	272	(4,761)
Total comprehensive loss	—	—	—	—	—	—	(3,381)
Equity, June 30, 2009	52,190,493	$521	$1,098,071	$(145,900)	$(3,737)	$3,778	$952,733

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended June 30,
	2009	2008
Operating activities
Net (loss) income	$(4,761)	$3,613
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Redeemable noncontrolling interests share of (loss) income	(27)	319
Depreciation and amortization	40,502	19,143
Amortization of deferred financing costs and debt premiums/discounts	1,440	77
Share-based compensation	1,358	1,057
Loss from unconsolidated joint ventures	1,037	258
Amortization of gain on interest rate swap termination	—	(121)
Income tax provision	270	120
Changes in operating assets and liabilities:
Restricted cash	999	(3,381)
Student contracts receivable, net	294	1,810
Other assets	(4,763)	(5,732)
Accounts payable and accrued expenses	(6,857)	(2,783)
Other liabilities	(5,105)	(2,785)
Net cash provided by operating activities	24,387	11,595
Investing activities
Cash paid for company and property acquisitions	—	(287,245)
Cash paid for land acquisitions	(2,637)	(3,017)
Investments in wholly-owned properties	(68,356)	(73,007)
Investments in unconsolidated joint ventures	—	(8,208)
Investments in on-campus participating properties	(181)	(196)
Purchase of corporate furniture, fixtures and equipment	(1,181)	(1,141)
Distributions received from unconsolidated joint ventures	—	15
Net cash used in investing activities	(72,355)	(372,799)
Financing activities
Proceeds from sale of common stock	207,719	264,500
Offering costs	(9,369)	(12,264)
Proceeds from sale of preferred stock	—	131
Proceeds from contribution of properties to joint venture	—	74,368
Proceeds from secured term loan	—	100,000
Revolving credit facility, net	(14,700)	(9,600)
Proceeds from construction loans	5,334	55,051
Pay-off of mortgage loans	(72,829)	(24,225)
Principal payments on debt	(4,850)	(3,318)
Change in construction accounts payable	(1,284)	(3,279)
Debt issuance and assumption costs	(15)	(5,754)
Distributions to common and restricted stockholders	(29,001)	(21,851)
Distributions to noncontrolling partners	(1,454)	(1,158)
Net cash provided by financing activities	79,551	412,601
Net change in cash and cash equivalents	31,583	51,397
Cash and cash equivalents at beginning of period	25,600	12,073
Cash and cash equivalents at end of period	$57,183	$63,470
Supplemental disclosure of non-cash investing and financing activities
Issuance of Common Units in connection with land acquisition	$(2,005)	$—
Issuance of common stock in connection with company acquisition	$—	$(154,739)
Issuance of Common Units in connection with company acquisition	$—	$(199)
Loans assumed in connection with company and property acquisitions	$—	$(615,175)
Change in fair value of derivative instruments, net	$1,380	$182
Supplemental disclosure of cash flow information
Interest paid	$31,783	$13,295

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

On May 11, 2009, the Company completed an equity offering, consisting of the sale of 9,775,000 shares of the Company’s common stock at a price of $21.25 per share, including 1,275,000 shares issued as a result of the exercise of the underwriters’ overallotment option in full at closing. The offering generated gross proceeds of $207.7 million. The aggregate proceeds to the Company, net of the underwriting discount and expenses of the offering, were approximately $198.3 million.

As of June 30, 2009, the Company’s property portfolio contained 86 student housing properties with approximately 52,800 beds and approximately 17,200 apartment units, including 40 properties containing approximately 23,500 beds and approximately 7,500 units added as a result of the Company’s acquisition on June 11, 2008 of the student housing business of GMH Communities Trust (“GMH”), as more fully discussed in Note 3 herein. The Company’s property portfolio consisted of 80 owned off-campus properties that are in close proximity to colleges and universities, two American Campus Equity (“ACETM”) properties operated under ground/facility leases with a related university system and four on-campus participating properties operated under ground/facility leases with the related university systems. As of June 30, 2009, the Company also owned a noncontrolling interest in two joint ventures that owned an aggregate of 21 student housing properties with approximately 12,100 beds in approximately 3,600 units. The Company’s communities contain modern housing units and are supported by a resident assistant system and other student-oriented programming, with many offering resort-style amenities.

Through the Company’s taxable REIT subsidiaries (“TRS”), it also provides construction management and development services, primarily for student housing properties owned by colleges and universities, charitable foundations, and others. As of June 30, 2009, the Company provided third-party management and leasing services for 31 properties (five of which the Company served as the third-party developer and construction manager) that represented approximately 23,400 beds in approximately 8,800 units. Third-party management and leasing services are typically provided pursuant to multi-year management contracts that have initial terms that range from one to five years. As of June 30, 2009, the Company’s total owned, joint venture and third-party managed portfolio included 138 properties with approximately 88,300 beds in approximately 29,600 units.

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

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In April 2009, the FASB issued FASB Staff Position (“FSP”) FAS 107-1, “Interim Disclosures about Fair Value of Financial Instruments.” FSP FAS 107-1 extends the disclosure requirements of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” to interim financial statements of publicly traded entities as defined in Accounting Principles Board (“APB”) Opinion No. 28, “Interim Financial Reporting”. SFAS No. 107 requires disclosure of the fair value of all financial instruments (recognized or unrecognized), when practicable to do so. These fair values disclosures must be presented together with the related carrying amount of the financial instruments in a manner that clearly distinguishes between assets and liabilities and indicates how the carrying amounts relate to the amounts reported on the balance sheet. FSP FAS 107-1 is effective for interim reporting periods ending after June 15, 2009. The Company adopted FSP FAS 107-1 during the quarter ended June 30, 2009 and the adoption did not have a material impact on the Company’s consolidated financial statements but did increase our disclosures.

In May 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 165, “Subsequent Events” (“SFAS No. 165”). SFAS No. 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS No. 165 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. This disclosure should alert all users of financials statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. SFAS No. 165 is effective for interim or annual periods ending after June 15, 2009. The Company adopted SFAS No. 165 during the quarter ended June 30, 2009 and it did not have a material impact on the Company’s consolidated financial statements. Subsequent events for the quarter ended June 30, 2009 have been evaluated through August 7, 2009, the date on which the Company’s financial statements were issued.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”, to improve financial reporting by enterprises involved with variable interest entities by addressing (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, as a result of the elimination of the qualifying special-purpose entity concept in SFAS No. 166, Accounting for Transfers of Financial Assets, and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2009, with earlier adoption prohibited. The Company is currently evaluating what impact, if any, the adoption of SFAS No. 167 will have on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.” This standard replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”, and establishes only two levels of U.S. GAAP, authoritative and nonauthoritative. The FASB Accounting Standards Codification (the “Codification”) will become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other nongrandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. This standard is effective for financial statements issued for fiscal years and interim periods ending after September 15, 2009. The Company does not expect the adoption of SFAS No. 168 to have a material impact on its consolidated financial statements, however, its references to accounting literature within the notes to consolidated financial statements will be revised to conform to the Codification beginning with the quarter ended September 30, 2009.

In June 2008, the FASB issued FSP 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.” FSP 03-6-1 affects entities which accrue non-returnable cash dividends on share-based payment awards during the awards’ service period. The FASB concluded unvested share-based payment awards which are entitled to non-forfeitable cash dividends, whether paid or unpaid, are participating securities and are participants of undistributed earnings. Because the awards are considered participating securities, the issuer is required to apply the two-class method of computing basic and diluted earnings per share which involves separate computations for common shares and participating securities. As the company does accrue and pay non-forfeitable cash dividends on unvested share-based payment awards, these types of awards are considered participating securities and are included in our earnings per share calculation.

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

The cost of buildings and improvements includes the purchase price of the property, including legal fees and acquisition costs. Project costs directly associated with the development and construction of an owned real estate project, which include interest, property taxes, and amortization of deferred finance costs, are capitalized as construction in progress. Upon completion of the project, costs are transferred into the applicable asset category and depreciation commences. Interest totaling approximately $1.2 million and $2.0 million was capitalized during the three months ended June 30, 2009 and 2008, respectively, and $2.2 million and $3.7 million was capitalized during the six months ended June 30, 2009 and 2008, respectively. Amortization of deferred financing costs totaling approximately $0.1 million and $0.2 million was capitalized during the three and six months ended June 30, 2008, respectively.

Management assesses whether there has been an impairment in the value of the Company’s investments in real estate whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment is recognized when estimated expected future cash flows (undiscounted and before interest charges) are less than the carrying value of the property. The estimation of expected future net cash flows is inherently uncertain and relies on assumptions regarding current and future economics and market conditions. If such conditions change, then an adjustment to the carrying value of the Company’s long-lived assets could occur in the future period in which the conditions change. To the extent that a property is impaired, the excess of the carrying amount of the property over its estimated fair value is charged to earnings. The Company believes that there were no impairments of the carrying values of its investments in real estate as of June 30, 2009.

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

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Owned On-Campus Properties

The Company, as lessee, entered into two 65-year ground and facility leases with a university system to finance, construct, and manage two student housing facilities. One property was completed in August 2008 and the other property is currently under construction with a scheduled completion date of August 2009. Both leases include the option to extend the lease term for two additional terms of ten years each. Under the terms of the leases, the lessor has title to the land and any improvements placed thereon. Pursuant to EITF No. 97-10: The Effect of Lessee Involvement in Asset Construction, the Company’s involvement in construction requires the lessor’s post construction ownership of the improvements to be treated as a sale with a subsequent leaseback by the Company. However, these sale-leaseback transactions do no qualify for sale-leaseback accounting based on guidance provided in SFAS No. 98, Accounting for Leases, because of the Company’s continuing involvement in the constructed assets. As a result of the Company’s continuing involvement, these leases are accounted for by the deposit method, in which the assets subject to the ground and facility leases are reflected at historical cost, less amortization, and the financing obligations are reflected at the terms of the underlying financing.

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

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intangible Assets

In connection with property acquisitions completed during 2008, the Company capitalized approximately $19.0 million, related to management’s estimate of the fair value of the in-place leases assumed. These intangible assets are amortized on a straight-line basis over the average remaining term of the underlying leases. Amortization expense was approximately $4.1 million and $1.3 million for the three months ended June 30, 2009 and 2008, respectively, and approximately $8.2 million and $1.4 million for the six months ended June 30, 2009 and 2008, respectively. The Company also capitalized $1.5 million related to management’s estimate of the fair value of third-party management contracts acquired from GMH in June 2008. These intangible assets are amortized on a straight-line basis over a period of three years. Amortization expense related to these acquired management contracts was approximately $0.1 million and $0.2 million for the three and six months ended June 30, 2009, respectively. The amortization of intangible assets is included in depreciation and amortization expense in the accompanying consolidated statements of operations. See Note 3 herein for a detailed discussion of the property acquisitions completed during 2008.

Deferred Financing Costs

The Company defers financing costs and amortizes the costs over the terms of the related debt using the effective interest method. Upon repayment of or in conjunction with a material change in the terms of the underlying debt agreement, any unamortized costs are charged to earnings.

Amortization expense, net of amounts capitalized, was approximately $0.8 million and $0.4 million for the three months ended June 30, 2009 and 2008, respectively, and approximately $1.6 million and $0.8 million for the six months ended June 30, 2009 and 2008, respectively. Accumulated amortization at June 30, 2009 and December 31, 2008 approximated $10.2 million and $8.9 million, respectively. Deferred financing costs, net of amortization, are included in other assets on the accompanying consolidated balance sheets.

Joint Ventures

The Company holds interests in both consolidated and unconsolidated joint ventures. The Company determines consolidation based on standards set forth in FASB Interpretation No. 46R, Consolidation of Variable Interest Entities (“FIN 46(R)”) and Emerging Issues Task Force (EITF) No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights. For joint ventures that are variable interest entities as defined under FIN 46(R) where the Company is not the primary beneficiary, it does not consolidate the joint venture for financial reporting purposes. Based on the guidance set forth in EITF 04-5, the Company consolidates certain joint venture investments because it exercises significant control over major operating decisions, such as approval of budgets, property management, investment activity and changes in financing. For joint ventures under EITF 04-5, where the Company does not exercise significant control over major operating and management decisions, but where it exercises significant influence, the Company uses the equity method of accounting and does not consolidate the joint venture for financial reporting purposes.

Debt Premiums and Discounts

Debt premiums and discounts represent fair value adjustments to account for the difference between the stated rates and market rates of debt assumed in connection with the Company’s property acquisitions. The debt premiums and discounts are amortized to interest expense over the term of the related loans using the effective-interest method. As of June 30, 2009 and December 31, 2008, net unamortized debt premiums were $4.6 million and $5.7 million, respectively, and net unamortized debt discounts were $9.4 million and $10.4 million, respectively. Debt premiums and discounts are included in secured debt on the accompanying consolidated balance sheets.

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

Pre-development expenditures such as architectural fees, permits and deposits associated with the pursuit of third-party and owned development projects are expensed as incurred, until such time that management believes it is probable that the contract will be executed and/or construction will commence. Because the Company frequently incurs these pre-development expenditures before a financing commitment and/or required permits and authorizations have been obtained, the Company bears the risk of loss of these pre-development expenditures if financing cannot ultimately be arranged on acceptable terms or the Company is unable to successfully obtain the required permits and authorizations. As such, management evaluates the status of third-party and owned projects that have not yet commenced construction on a periodic basis and expenses any deferred costs related to projects whose current status indicates the commencement of construction is unlikely and/or the costs may not provide future value to the Company in the form of revenues. Such write-offs are included in third-party development and management services expenses (in the case of third-party development projects) or general and administrative expenses (in the case of owned development projects) on the accompanying consolidated statements of operations. As of June 30, 2009, the Company has deferred approximately $7.0 million in pre-development costs related to third-party and owned development projects that have not yet commenced construction. Such costs are included in other assets on the accompanying consolidated balance sheets.

Derivative Instruments and Hedging Activities

As required by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS No. 133”), the Company records all derivative financial instruments on the balance sheet at fair value. Changes in fair value are recognized either in earnings or as other comprehensive income, depending on whether the derivative has been designated as a fair value or cash flow hedge and whether it qualifies as part of a hedging relationship, the nature of the exposure being hedged, and how effective the derivative is at offsetting movements in underlying exposure. The Company discontinues hedge accounting when: (i) it determines that the derivative is no longer effective in offsetting changes in the fair value or cash flows of a hedged item; (ii) the derivative expires or is sold, terminated, or exercised; (iii) it is no longer probable that the forecasted transaction will occur; or (iv) management determines that designating the derivative as a hedging instrument is no longer appropriate. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, the Company will carry the derivative at its fair value on the balance sheet, recognizing changes in the fair value in current-period earnings. The Company uses interest rate swaps to effectively convert a portion of its floating rate debt to fixed rate, thus reducing the impact of rising interest rates on interest payments. These instruments are designated as cash flow hedges under SFAS No. 133. The interest differential to be paid or received is accrued as interest expense. The Company’s counter-parties are major financial institutions. See Note 10 herein for an expanded discussion on derivative instruments and hedging activities.

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

The Company owns two TRS entities that manage the Company’s non-REIT activities and each is subject to federal, state and local income taxes.

Earnings per Share

Basic earnings per share is computed using net income attributable to American Campus Communities, Inc. and Subsidiaries and the weighted average number of shares of the Company’s common stock outstanding during the period, including restricted stock units (“RSUs”) issued to outside directors. RSUs are included in both basic and diluted weighted average common shares outstanding because they were fully vested on the date of grant and all conditions required in order for the recipients to earn the RSUs have been satisfied. Diluted earnings per share reflects weighted average common shares issuable from the vesting or conversion of restricted stock awards (“RSAs”) granted to employees, common units of limited partnership interest in the Operating Partnership (“Common Units”) and preferred units of limited partnership interest in the Operating Partnership (“Series A Preferred Units”). See Note 6 for a discussion of Common Units and Series A Preferred Units and Note 9 for a discussion of RSUs and RSAs.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of the elements used in calculating basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Basic earnings per share calculation:
(Loss) income from continuing operations attributable to common shareholders	$(5,310)	$(1,542)	$(5,033)	$3,367
Amount allocated to participating securities	(157)	(96)	(339)	(207)
(Loss) income from continuing operations attributable to common shareholders, net of amount allocated to participating securities	(5,467)	(1,638)	(5,372)	3,160
Income from discontinued operations attributable to common shareholders	—	92	—	92
Net (loss) income attributable to common shareholders, as adjusted – basic	$(5,467)	$(1,546)	$(5,372)	$3,252

(Loss) income from continuing operations attributable to common shareholders, as adjusted – per share	$(0.11)	$(0.05)	$(0.12)	$0.10
Income from discontinued operations attributable to common shareholders – per share	—	0.01	—	—
Net (loss) income attributable to common shareholders, as adjusted – per share	$(0.11)	$(0.04)	$(0.12)	$0.10

Basic weighted average common shares outstanding	47,897,196	35,692,653	45,152,665	31,512,271

Diluted earnings per share calculation:
(Loss) income from continuing operations attributable to common shareholders, net of amount allocated to participating securities	$(5,467)	$(1,638)	$(5,372)	$3,160
Income from continuing operations attributable to Series A Preferred Units	46	46	92	92
(Loss) income from continuing operations allocated to Common Units	(127)	(35)	(119)	225
(Loss) income from continuing operations attributable to common shareholders, as adjusted	(5,548)	(1,627)	(5,399)	3,477
Income from discontinued operations attributable to common shareholders	—	92	—	92
Income from discontinued operations allocated to Common Units	—	2	—	2
Income from discontinued operations attributable to common shareholders, as adjusted	—	94	—	94
Net (loss) income attributable to common shareholders, as adjusted	$(5,548)	$(1,533)	$(5,399)	$3,571

(Loss) income from continuing operations attributable to common shareholders, as adjusted – per share	$(0.11)	$(0.04)	$(0.12)	$0.10
Income from discontinued operations attributable to common shareholders, as adjusted – per share	—	—	—	0.01
Net (loss) income attributable to common shareholders, as adjusted – per share	$(0.11)	$(0.04)	$(0.12)	$0.11

Basic weighted average common shares outstanding	47,897,196	35,692,653	45,152,665	31,512,271
Common Units	1,186,785	1,291,361	1,141,666	1,369,997
Series A Preferred Units	114,963	114,963	114,963	114,963
RSAs (1)	—	—	—	275,123
Diluted weighted average common shares outstanding	49,198,944	37,098,977	46,409,294	33,272,354

(1)
467,529 and 284,588 weighted average RSAs are excluded from diluted weighted average common shares outstanding for the three months ended June 30, 2009 and 2008, respectively, and 455,310 weighted average RSAs are excluded from diluted weighted average common shares outstanding for the six months ended June 30, 2009, because they would be anti-dilutive due to the Company’s loss position for these periods.

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

The acquired properties’  results of operations have been included in the accompanying consolidated statements of operations since their respective acquisition closing dates. The following pro forma information for the three and six months ended June 30, 2008, presents consolidated financial information for the Company as if the property acquisitions discussed above, the $100 million secured term loan borrowing, and the April 2008 equity offering and subsequent paydown of the revolving credit facility had occurred at the beginning of the earliest period presented. The unaudited pro forma information is provided for informational purposes only and is not indicative of results that would have occurred or which may occur in the future:

	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008
Total revenues	$67,610	$140,845
Net loss	$(4,826)	$(1,663)
Net loss per share – basic	$(0.12)	$(0.04)
Net loss per share – diluted	$(0.11)	$(0.04)

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.          Investments in Wholly-Owned Properties

Wholly-owned properties consisted of the following:

	June 30, 2009	December 31, 2008
Land (1)	$247,295	$242,653
Buildings and improvements	1,715,913	1,706,184
Furniture, fixtures and equipment	100,126	87,633
Construction in progress	108,874	63,715
	2,172,208	2,100,185
Less accumulated depreciation	(142,738)	(113,352)
Wholly-owned properties, net	$2,029,470	$1,986,833

(1)	The land balance above includes undeveloped land parcels valued at $22.8 million and $18.2 million as of June 30, 2009 and December 31, 2008, respectively.

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

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On-campus participating properties are as follows:

	Lease Commencement	Required Debt Repayment (1)	Historical Cost
Lessor/University			June 30, 2009	December 31, 2008
Texas A&M University System / Prairie View A&M University (2)	2/1/96	9/1/23	$38,836	$38,732
Texas A&M University System / Texas A&M International	2/1/96	9/1/23	6,169	6,163
Texas A&M University System / Prairie View A&M University (3)	10/1/99	8/31/25 / 8/31/28	24,215	24,191
University of Houston System / University of Houston (4)	9/27/00	8/31/35	34,946	34,899
			104,166	103,985
Less accumulated amortization			(36,865)	(34,683)
On-campus participating properties, net			$67,301	$69,302

(1)	Represents the effective lease termination date. The Leases terminate upon the earlier to occur of the final repayment of the related debt or the end of the contractual lease term.

(2)	Consists of three phases placed in service between 1996 and 1998.

(3)	Consists of two phases placed in service in 2000 and 2003.

(4)	Consists of two phases placed in service in 2001 and 2005.

6.	Noncontrolling Interests

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

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has determined that Common Units and Series A Preferred Units in the Operating Partnership meet the requirements under EITF D-98 to be classified outside of permanent equity in the mezzanine section on the consolidated balance sheets (referred to as “redeemable noncontrolling interests”). Common Units and Series A Preferred Units are exchangeable into an equal number of shares of the Company’s common stock, or, at the Company’s election, cash. A Common Unit and a share of the Company’s common stock have essentially the same economic characteristics, as they effectively participate equally in the net income and distributions of the Operating Partnership. Series A Preferred Units have a cumulative preferential per annum cash distribution rate of 5.99%, payable quarterly concurrently with the payment of dividends on the Company’s common stock. The Company made this determination based on terms in applicable agreements, specifically in relation to redemption provisions. The value of redeemable noncontrolling interests on the consolidated balance sheets is reported at the greater of fair value or historical cost at the end of each reporting period. Accordingly, income or loss allocated to these redeemable noncontrolling interests on the Company’s consolidated statements of operations includes the Series A Preferred Unit distributions as well as the pro rata share of the Operating Partnership’s net income or loss allocated to Common Units.

During the six months ended June 30, 2009 and 2008, 2,000 and 329,532 Common Units, respectively, were converted into shares of the Company’s common stock. As of June 30, 2009 and December 31, 2008, approximately 2% and 3%, respectively, of the equity interests of the Operating Partnership was held by owners of Common Units and Series A Preferred Units.

7.	Investment in Unconsolidated Joint Ventures

As of June 30, 2009, the Company’s investments in unconsolidated joint ventures accounted for utilizing the equity method consisted of three joint ventures. The Company’s TRS entities provide property management services to the joint ventures and also provide development management services for one of the joint ventures owning a property currently under development. As discussed in Note 2 herein, investments in joint ventures are evaluated based on FIN 46(R) to determine whether or not the investment qualifies as a variable interest entity (“VIE”). If the investment is determined to fall under the scope of FIN 46(R), management then determines whether the Company is the primary beneficiary of the VIE by performing a combination of qualitative and quantitative measures, as appropriate, including evaluating factors such as the voting rights and decision-making abilities of each variable interest holder. If the investment is determined not to fall under the scope for FIN 46(R), the Company evaluates the investment in accordance with other guidance such as EITF 04-5.

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

The Fidelity Joint Ventures are funded in part with secured third party debt in the amount of $342.3 million. The Operating Partnership serves as non-recourse, carve-out guarantor of this debt, which means the Operating Partnership is liable to the lender for any loss, damage, cost, expense, liability, claim or other obligation incurred by the lender arising out of or in connection with certain non-recourse exceptions in connection with the debt. Pursuant to the respective limited liability company agreements, the Fidelity Joint Ventures agreed to indemnify, defend and hold harmless the Operating Partnership with respect to such obligations, except to the extent such obligations were caused by the willful misconduct, gross negligence, fraud or bad faith of the Operating Partnership or its employees, agents or affiliates. Therefore, the Operating Partnership’s exposure under the guarantees for obligations not caused by the willful misconduct, gross negligence, fraud or bad faith of the Operating Partnership or its employees, agents or affiliates is not expected to exceed the Company’s 10% proportionate interest in the related mortgage debt.

Management has determined that the Fidelity Joint Ventures meet the criteria to be classified as VIEs, although the Company is not the primary beneficiary. The Company’s $8.8 million and $9.4 million investment in these two joint ventures at June 30, 2009 and December 31, 2008, respectively, is included in other assets in the accompanying consolidated balance sheets, and the Company’s $0.3 million and $0.6 million share in the loss from these two joint ventures for the three and six months ended June 30, 2009, respectively, is included in loss from unconsolidated joint ventures in the accompanying consolidated statements of operations. For the three and six months ended June 30, 2009, the Company earned $0.6 million and $1.2 million, respectively, in property management fees from these joint ventures. Due to the respective limited liability company agreements not providing for maximum capital commitments from the members, the Company’s maximum exposure to loss stemming from its investment in the Fidelity Joint Ventures could be unlimited.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Hampton Roads Joint Venture: The Company also holds a noncontrolling equity interest in a joint venture that owns a military housing privatization project with the United States Navy to design, develop, construct, renovate, and manage unaccompanied soldier housing located on naval bases in Norfolk and Newport News, Virginia. The project is financed through taxable revenue bonds. Management has determined that the Company’s investment in this joint venture does not fall under the scope of FIN 46(R) and therefore accounts for its investment using the equity method in accordance with other guidance, including EITF 04-5. The Company’s $0.5 million and $1.0 million investment in this joint venture at June 30, 2009 and December 31, 2008, respectively, is included in other assets in the accompanying consolidated balance sheets, and the Company’s share in the loss from this joint venture of $0.2 million and $0.1 million for the three months ended June 30, 2009 and 2008, respectively, and $0.5 million and $0.2 million for the six months ended June 30, 2009 and 2008, respectively, is included in loss from unconsolidated joint ventures in the accompanying consolidated statements of operations. The Company earned combined development and management fees from this joint venture of $0.3 million and $0.2 million for the three months ended June 30, 2009 and 2008, respectively, and $0.6 million and $0.4 million for the six months ended June 30, 2009 and 2008, respectively.

8.	Debt

A summary of the Company’s outstanding consolidated indebtedness, including unamortized debt premiums and discounts, is as follows:

	June 30, 2009	December 31, 2008
Debt secured by wholly-owned properties:
Mortgage loans payable	$878,260	$955,847
Construction loans payable	130,198	124,819
	1,008,458	1,080,666
Debt secured by on-campus participating properties:
Mortgage loan payable	32,854	32,991
Bonds payable	53,275	53,275
	86,129	86,266
Secured term loan	100,000	100,000
Revolving credit facility	—	14,700
Unamortized debt premiums	4,603	5,682
Unamortized debt discounts	(9,455)	(10,393)
Total debt	$1,189,735	$1,276,921

Pay-off of Mortgage Debt

During the six months ended June 30, 2009, the Company borrowed from the revolving credit facility and used equity offering proceeds (see Note 1) to pay off $72.8 million of fixed-rate mortgage debt, secured by 10 of its wholly-owned properties. As of June 30, 2009, the Company had an additional $8.0 million of outstanding fixed-rate mortgage debt scheduled to mature in November 2009, which the Company expects to pay-off on or before the maturity date.

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

Revolving Credit Facility

In May 2008, the Operating Partnership amended its $115 million revolving credit facility to increase the size of the facility to $160 million, which may be expanded by up to an additional $65 million upon the satisfaction of certain conditions. The maturity date of the facility is August 17, 2009 and can be extended 12 months through August 2010. The Company expects to renew the facility before the August 17, 2009 maturity date, which among other things will extend the maturity date through August 2012. The Company guarantees the Operating Partnership’s obligations under the facility.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Availability under the revolving credit facility is limited to an “aggregate borrowing base amount” equal to the lesser of (i) 65% of the value of certain properties, calculated as set forth in the credit facility, and (ii) the adjusted net operating income from these properties divided by a formula amount. The facility bears interest at a variable rate, at the Company’s option, based upon a base rate or one-, two-, three-, or six-month LIBOR plus, in each case, a spread based upon the Company’s total leverage. Additionally, the Company is required to pay an unused commitment fee ranging from 0.15% to 0.20% per annum, depending on the aggregate unused balance. In May 2009, the Company paid off the entire balance on the revolving credit facility using proceeds from its equity offering (see Note 1). As of June 30, 2009, the total availability under the facility (subject to the satisfaction of certain financial covenants) totaled approximately $153.5 million.

The terms of the facility include certain restrictions and covenants, which limit, among other items, the incurrence of additional indebtedness, liens, and the disposition of assets. The facility contains customary affirmative and negative covenants and also contains financial covenants that, among other things, require the Company to maintain certain minimum ratios of “EBITDA” (earnings before interest, taxes, depreciation and amortization) to fixed charges. The Company may not pay distributions that exceed a specified percentage of funds from operations, as adjusted, for any four consecutive quarters. The financial covenants also include consolidated net worth and leverage ratio tests. As of June 30, 2009, the Company was in compliance with all such covenants.

Senior Secured Term Loan

On May 23, 2008, the Operating Partnership obtained a $100 million senior secured term loan. The secured term loan has an initial term of 36 months and can be extended through May 2012 through the exercise of a 12-month extension period. The secured term loan bears interest at a variable rate, at the Company’s option, based upon a base rate or one-, two-, three-, or six-month LIBOR plus, in each case, a spread based upon the Company’s total leverage. On June 11, 2008, the Operating Partnership borrowed in full from the secured term loan and used the proceeds to fund a portion of the total cash consideration for the GMH acquisition. As of June 30, 2009, the balance outstanding on the secured term loan was $100 million. The Company guarantees the Operating Partnership’s obligations under the secured term loan. The secured term loan includes the same restrictions and covenants as the revolving credit facility, described above.

On February 23, 2009, the Company entered into two $50.0 million interest rate swap agreements effective March 20, 2009 through February 20, 2012, which are both used to hedge the Company’s exposure to fluctuations in interest payments on its LIBOR-based senior secured term loan. Under the terms of the two interest rate swap agreements, the Company pays an average fixed rate of 1.7925% and receives a one-month LIBOR floating rate. As a result of these two interest rate swaps, the Company effectively fixed the interest rate on its senior secured term loan to 3.79% as of June 30, 2009 (1.7925% + 2.0% spread). In the event that the swaps at any time have a negative fair value below a certain threshold level, the Company could be required to post cash into a collateral account pledged to the interest rate swap providers. See Note 10 herein for a more detailed discussion of the Company’s derivative instruments and hedging activities.

9.	Incentive Award Plan

The Company has adopted the 2004 Incentive Award Plan (the “Plan”). The Plan provides for the grant to selected employees and directors of the Company and the Company’s affiliates of stock options, RSUs, RSAs, Common Units, profits interest units (“PIUs”), and other stock-based incentive awards. The Company has reserved a total of 1,210,000 shares of the Company’s common stock for issuance pursuant to the Plan, subject to certain adjustments for changes in the Company’s capital structure, as defined in the Plan. As of June 30, 2009, 349,534 shares were available for issuance under the Plan.

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

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Upon reelection to the Board of Directors in May 2009, the Chairman of the Board of Directors was granted RSUs valued at $51,500 and the remaining outside members were each granted RSUs valued at $41,500. The number of RSUs was determined based on the fair market value of the Company’s stock on the date of grant, as defined in the Plan. All awards vested and settled immediately on the date of grant, and the Company delivered shares of common stock and cash, as determined by the Compensation Committee of the Board of Directors. A compensation charge of approximately $0.3 million was recorded during the three months ended June 30, 2009 related to these awards. A summary of the Company’s RSUs under the Plan as of June 30, 2009 and changes during the six months ended June 30, 2009, is presented below:

Number of RSUs
Outstanding at December 31, 2008	11,556
Granted	11,870
Settled in common shares	(8,594)
Settled in cash	(9,456)
Outstanding at June 30, 2009	5,376

Restricted Stock Awards

The Company awards RSAs to its executive officers and certain employees that vest in equal annual installments over a three to five year period. Unvested awards are forfeited upon the termination of an individual’s employment with the Company. Recipients of RSAs receive dividends, as declared by the Company’s Board of Directors, on unvested shares, provided that the recipient continues to be employed by the Company. A summary of the Company’s RSAs under the Plan as of June 30, 2009 and changes during the six months ended June 30, 2009, is presented below:

Number of RSAs
Nonvested balance at December 31, 2008	282,408
Granted	256,650
Vested	(50,210)
Forfeited	(21,887)
Nonvested balance at June 30, 2009	466,961

In accordance with SFAS No. 123(R), the Company recognizes the value of these awards as an expense over the vesting periods, which amounted to approximately $0.7 million and $0.5 million for the three months ended June 30, 2009 and 2008, respectively, and $1.3 million and $0.9 million for the six months ended June 30, 2009 and 2008, respectively.

Common Units

PIUs were issued to certain executive and senior officers upon consummation of the IPO. In connection with the Company’s equity offering in July 2005, all 121,000 PIUs were converted to Common Units, as contemplated in the Operating Partnership’s operating agreement.

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

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income (Loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the six months ended June 30, 2009, such derivatives were used to hedge the variable cash flows associated with the Company’s $100 million senior secured term loan and the Cullen Oaks Phase I and Phase II loans.

The following table summarizes the Company’s outstanding interest rate swap contracts as of June 30, 2009:

Date Entered	Effective Date	Maturity Date	Pay Fixed Rate	Receive Floating Rate Index	Notional Amount	Fair Value
Feb. 12, 2007	Feb. 15, 2007	Feb. 15, 2014	6.689%	LIBOR – 1 mo. plus 1.35%	$33,156	$(3,614)
Feb. 23, 2009	March 20, 2009	Feb. 20, 2012	1.785%	LIBOR – 1 month	50,000	(51)
Feb. 23, 2009	March 20, 2009	Feb. 20, 2012	1.800%	LIBOR – 1 month	50,000	(72)

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of June 30, 2009 and December 31, 2008:

Fair Values of Derivative Instruments

	Derivative Liabilities
	As of June 30, 2009		As of December 31, 2008
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Interest rate swap contracts	Other liabilities	$3,737	Other Liabilities	$5,117
Total derivatives designated as hedging instruments under SFAS No. 133		$3,737		$5,117

The table below presents the effect of the Company’s derivative financial instruments on other comprehensive income (“OCI”) and the consolidated statements of operations for the six months ended June 30, 2009 and 2008:

	Amount of Income Recognized in OCI on Derivative (Effective Portion)			Amount of Gain Reclassified from Accumulated OCI Into Income (Effective Portion)
			Location of Gain Reclassified from Accumulated OCI Into Income
Derivatives in SFAS No. 133 Cash Flow Hedging Relationships
	Six Months ended June 30,			Six Months ended June 30,
	2009	2008		2009	2008

Interest rate swap contracts	$1,380	$182	Interest expense	$—	$121

Total	$1,380	$182		$—	$121

The Company reported comprehensive income of $3.6 million for the six months ended June 30, 2008, which includes net income attributable to American Campus Communities, Inc. and Subsidiaries of $3.4 million as well as an unrealized gain of $0.2 million (reflected in the table above).

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Fair Value Disclosures

On January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value and also expands disclosures about fair value measurements. SFAS No. 157 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances. The following table presents information about the Company’s liabilities measured at fair value on a recurring basis as of June 30, 2009, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

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

Liabilities Measured at Fair Value on a Recurring Basis

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at June 30, 2009
Derivative financial instruments	$—	$3,737	$—	$3,737

The Company uses derivative financial instruments, specifically interest rate swaps, for nontrading purposes. The Company uses interest rate swaps to manage interest rate risk arising from previously unhedged interest payments associated with variable rate debt. Through June 30, 2009, derivative financial instruments were designated and qualified as cash flow hedges. Derivative contracts with positive net fair values inclusive of net accrued interest receipts or payments, are recorded in other assets. Derivative contracts with negative net fair values, inclusive of net accrued interest payments or receipts, are recorded in other liabilities. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.

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

Although the Company has determined the majority of the inputs used to value its derivative fall within Level 2 of the fair value hierarchy, the credit valuation adjustment associated with its derivative utilizes Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparty. However, as of June 30, 2009, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivative financial instruments. As a result, the Company has determined its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Fair Value Disclosures

Cash and Cash Equivalents, Restricted Cash, Student Contracts Receivable, Other Assets, Account Payable and Accrued Expenses and Other Liabilities: As of June 30, 2009 and December 31, 2008, the Company estimated the carrying amount approximates fair value, due to the short maturity of these instruments.

Derivative Instruments: As of June 30, 2009 and December 31, 2008, these instruments are reported on the balance sheet at fair value, which is based on calculations provided by independent, third-party financial institutions and represent the discounted future cash flows expected, based on the projected future interest rate curves over the life of the instrument.

Construction Loans: the fair value of the Company’s construction loans approximates carrying value due to the variable interest rate feature of these instruments.

Mortgage Loans: the fair value of mortgage loans is based on the present value of the cash flows at current rates through maturity.

Bonds Payable: the fair value of bonds payable is based on market quotes for bonds outstanding.

The table below contains the estimated fair value and related carrying amounts for the Company’s mortgage loans and bonds payable as of June 30, 2009 and December 31, 2008:

	June 30, 2009		December 31, 2008
	Fair Value	Carrying Amount	Fair Value	Carrying Amount
Mortgage loans	$944.0	$906.3	$1,000.1	$984.1
Bonds payable	52.8	53.3	52.8	53.3

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

In the normal course of business, the Company enters into various development-related purchase commitments with parties that provide development-related goods and services. In the event that the Company was to terminate development services prior to the completion of projects under construction, the Company could potentially be committed to satisfy outstanding purchase orders with such parties. At June 30, 2009, management did not anticipate any material deviations from schedule or budget related to third-party development projects currently in progress.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Guaranty of Joint Venture Mortgage Debt: As mentioned in Note 7, the Fidelity Joint Ventures are funded in part with secured third party debt in the amount of $342.3 million. The Operating Partnership serves as non-recourse, carve-out guarantor of this debt, which means the Operating Partnership is liable to the lender for any loss, damage, cost, expense, liability, claim or other obligation incurred by the lender arising out of or in connection with certain non-recourse exceptions in connection with the debt. Pursuant to the respective limited liability company agreements, the Fidelity Joint Ventures agreed to indemnify, defend and hold harmless the Operating Partnership with respect to such obligations, except to the extent such obligations were caused by the willful misconduct, gross negligence, fraud or bad faith of the Operating Partnership or its employees, agents or affiliates. Therefore, the Operating Partnership’s exposure under the guarantees for obligations not caused by the willful misconduct, gross negligence, fraud or bad faith of the Operating Partnership or its employees, agents or affiliates is not expected to exceed the Company’s 10% proportionate interest in the related mortgage debt.

The Company has estimated the fair value of guarantees entered into or modified after December 31, 2002, the effective date of FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, to be immaterial. The Company’s estimated maximum exposure amount under the above guarantees is approximately $358.0 million.

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

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Wholly-Owned Properties
Rental revenues	$66,357	$37,655	$133,929	$69,774
Interest and other income	10	8	22	73
Total revenues from external customers	66,367	37,663	133,951	69,847
Operating expenses before depreciation, amortization, ground/facility lease, and allocation of corporate overhead	33,131	16,533	64,885	30,207
Ground/facility leases	252	—	512	—
Interest expense	13,926	7,880	28,228	13,948
Other nonoperating income	402	—	402	—
Operating income before depreciation, amortization, noncontrolling interests and allocation of corporate overhead	$19,460	$13,250	$40,728	$25,692
Depreciation and amortization	$18,949	$9,894	$37,631	$16,695
Capital expenditures	$32,543	$31,670	$68,356	$69,990
Total segment assets at June 30,	$2,100,190	$1,915,732	$2,100,190	$1,915,732

On-Campus Participating Properties
Rental revenues	$3,922	$3,948	$10,796	$10,692
Interest and other income	9	53	33	132
Total revenues from external customers	3,931	4,001	10,829	10,824
Operating expenses before depreciation, amortization, ground/facility lease, and allocation of corporate overhead	2,644	2,337	4,541	4,442
Ground/facility lease	200	368	492	727
Interest expense	1,556	1,531	3,115	3,093
Operating (loss) income before depreciation, amortization, noncontrolling interests and allocation of corporate overhead	$(469)	$(235)	$2,681	$2,562
Depreciation and amortization	$1,092	$1,074	$2,182	$2,143
Capital expenditures	$143	$144	$181	$196
Total segment assets at June 30,	$79,981	$84,472	$79,981	$84,472

Development Services
Development and construction management fees from external customers	$886	$723	$1,938	$2,379
Operating expenses	2,108	2,297	4,375	4,445
Operating loss before depreciation, amortization, noncontrolling interests and allocation of corporate overhead	$(1,222)	$(1,574)	$(2,437)	$(2,066)
Total segment assets at June 30,	$6,281	$8,898	$6,281	$8,898

Property Management Services
Property management fees from external customers	$2,105	$1,222	$4,347	$2,144
Intersegment revenues	2,551	1,360	5,247	2,585
Total revenues	4,656	2,582	9,594	4,729
Operating expenses	1,936	1,106	3,767	2,021
Operating income before depreciation, amortization, noncontrolling interests and allocation of corporate overhead	$2,720	$1,476	$5,827	$2,708
Total segment assets at June 30,	$5,565	$2,193	$5,565	$2,193

Reconciliations
Total segment revenues	$75,840	$44,969	$156,312	$87,779
Unallocated interest income earned on corporate cash	21	581	25	599
Elimination of intersegment revenues	(2,551)	(1,360)	(5,247)	(2,585)
Total consolidated revenues, including interest income	$73,310	$44,190	$151,090	$85,793
Segment operating income before depreciation, amortization, noncontrolling interests and allocation of corporate overhead	$20,489	$12,917	$46,799	$28,896
Depreciation and amortization	(21,180)	(11,562)	(42,083)	(19,902)
Net unallocated expenses relating to corporate overhead	(3,988)	(2,630)	(8,197)	(4,766)
Loss from unconsolidated joint ventures	(483)	(129)	(1,037)	(255)
Income tax provision	(135)	(73)	(270)	(133)
Noncontrolling interests share of loss (income)	(13)	(65)	(245)	(473)
(Loss) income from continuing operations attributable to common shareholders	$(5,310)	$(1,542)	$(5,033)	$3,367

Total segment assets	$2,192,017	$2,011,295	$2,192,017	$2,011,295
Unallocated corporate assets	57,138	227,750	57,138	227,750
Total assets	$2,249,155	$2,239,045	$2,249,155	$2,239,045

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Subsequent Events

Villas at Chestnut Ridge Construction Loan: On August 4, 2009, the Company retired the $30.2 million balance on the Villas at Chestnut Ridge construction loan.

Distributions: On August 5, 2009, the Company declared a second quarter 2009 distribution per share of $0.3375 which will be paid on August 28, 2009 to all common stockholders of record as of August 17, 2009. At the same time, the Operating Partnership will be paid an equivalent amount per unit to holders of Common Units, as well as the quarterly cumulative preferential distribution to holders of Series A Preferred Units (see Note 6).

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

On May 11, 2009, we completed an equity offering, consisting of the sale of 9,775,000 shares of our common stock at a price of $21.25 per share, including 1,275,000 shares issued as a result of the exercise of the underwriters’ overallotment option in full at closing. The offering generated gross proceeds of $207.7 million. The aggregate proceeds, net of the underwriting discount and expenses of the offering, were approximately $198.3 million.

As of June 30, 2009, our property portfolio contained 86 student housing properties with approximately 52,800 beds and approximately 17,200 apartment units, including 40 properties containing approximately 23,500 beds and approximately 7,500 units added as a result of our acquisition of the student housing business of GMH Communities Trust (“GMH”) on June 11, 2008. Our property portfolio consisted of 80 owned off-campus properties that are in close proximity to colleges and universities, two American Campus Equity (“ACETM”) properties operated under ground/facility leases with a related university system and four on-campus participating properties operated under ground/facility leases with the related university systems. As of June 30, 2009, we also owned a noncontrolling interest in two joint ventures that owned an aggregate of 21 student housing properties with approximately 12,100 beds in approximately 3,600 units. Our communities contain modern housing units and are supported by a resident assistant system and other student-oriented programming, with many offering resort-style amenities.

Through our taxable REIT subsidiaries (“TRS”), we provide construction management and development services, primarily for student housing properties owned by colleges and universities, charitable foundations, and others. As of June 30, 2009, we provided third-party management and leasing services for 31 properties (five of which we served as the third-party developer and construction manager) that represented approximately 23,400 beds in approximately 8,800 units. Third-party management and leasing services are typically provided pursuant to multi-year management contracts that have initial terms that range from one to five years. As of June 30, 2009, our total owned, joint venture and third-party managed portfolio was comprised of 138 properties with approximately 88,300 beds in approximately 29,600 units.

Third-Party Development Services

Our third-party development and construction management services as of June 30, 2009 consisted of four projects under contract and currently in progress with fees ranging from $0.2 million to $7.6 million. As of June 30, 2009, fees of approximately $3.0 million remained to be earned by us with respect to these projects, which have scheduled completion dates of July 2009 through August 2010.

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

GMH Acquisition

On June 11, 2008, we completed the acquisition of GMH’s student housing business. At the time of closing, the GMH student housing portfolio consisted of 42 wholly-owned properties containing 24,939 beds located in various markets throughout the country. Two of the acquired properties totaling 1,468 beds were sold in the third quarter of 2008. The total consideration paid for GMH was approximately $1,018.7 million, inclusive of transaction costs, which included: (i) the issuance of approximately 5.4 million shares of our common stock and 7,004 Common Units, each valued at $28.43 per share or unit; (ii) cash consideration paid of approximately $239.6 million which represented the payment of $3.36 per share for each GMH common share and each unit in the GMH Operating Partnership; and (iii) the assumption of $608.2 million of fixed-rate mortgage debt, which included a net debt discount of $9.4 million.

American Campus Equity (“ACETM”) Development Activities

An emerging opportunity in the wholly-owned property segment is the equity investment and ownership of on-campus housing via traditional long-term ground leases. Branded and marketed to colleges and universities as the ACE program, the transaction structure provides us with what we believe is a lower-risk opportunity compared to other off-campus projects, as our ACE projects will have premier on-campus locations with marketing and operational assistance from the university. The subject university substantially benefits by increasing its housing capacity with modern, well-amenitized student housing with no or minimal impacts to its own credit ratios, preserving the university’s credit capacity to fund academic and research facilities. During the first half of 2009, we were selected by four universities to begin the planning process for the development, ownership and operation of an ACE project. These 2009 awards, along with the ASU Component III and Boise State University awards, provide us the opportunity to exclusively negotiate with the subject universities with commencement subject to final determination of feasibility, execution and closing of definitive agreements, and various university and municipal approval processes.

Barrett Honors College: As of June 30, 2009, our Barrett Honors College ACE property was under construction with total development costs estimated to be approximately $132.0 million. The project is scheduled to complete construction and open for occupancy in August 2009 and will serve students attending Arizona State University. As of June 30, 2009, the project was approximately 93% complete, and we estimate that remaining development costs will be approximately $18.7 million. As of June 30, 2009, we have funded 100% of the project’s development costs and will fund the remaining development costs internally.

          Property Operations

As of June 30, 2009, our property portfolio consisted of the following:

PROPERTY		YR ACQUIRED / DEVELOPED (1)	LOCATION	PRIMARY UNIVERSITY SERVED	UNITS	BEDS

Wholly-Owned properties:
1.	Villas on Apache	1999	Tempe, AZ	Arizona State University Main Campus	111	288
2.	River Club Apartments	1999	Athens, GA	The University of Georgia – Athens	266	792
3.	River Walk Townhomes	1999	Athens, GA	The University of Georgia – Athens	100	336
4.	The Village at Blacksburg	2000	Blacksburg, VA	Virginia Polytechnic Inst. & State University	288	1,056
5.	The Callaway House	2001	College Station, TX	Texas A&M University	173	538
6.	The Village at Alafaya Club	2000	Orlando, FL	The University of Central Florida	228	839
7.	The Village at Science Drive	2001	Orlando, FL	The University of Central Florida	192	732
8.	University Village at Boulder Creek	2002	Boulder, CO	The University of Colorado at Boulder	82	309
9.	University Village at Fresno	2004	Fresno, CA	California State University – Fresno	105	406
10.	University Village at TU (2)	2004	Philadelphia, PA	Temple University	220	749
11.	University Club Tallahassee	2005	Tallahassee, FL	Florida State University	152	608
12.	The Grove at University Club	2005	Tallahassee, FL	Florida State University	64	128
13.	College Club Tallahassee	2005	Tallahassee, FL	Florida A&M University	96	384
14.	The Greens at College Club	2005	Tallahassee, FL	Florida A&M University	40	160
15.	University Club Gainesville	2005	Gainesville, FL	University of Florida	94	376
16.	City Parc at Fry Street	2005	Denton, TX	University of North Texas	136	418
17.	The Estates	2005	Gainesville, FL	University of Florida	396	1,044
18.	University Village at Sweet Home	2005	Amherst, NY	State University of New York – Buffalo	269	828
19.	Entrada Real	2006	Tucson, AZ	University of Arizona	98	363
20.	Royal Oaks	2006	Tallahassee, FL	Florida State University	82	224
21.	Royal Pavilion	2006	Tallahassee, FL	Florida State University	60	204
22.	Royal Village Tallahassee	2006	Tallahassee, FL	Florida State University	75	288
23.	Royal Village Gainesville	2006	Gainesville, FL	University of Florida	118	448
24.	Northgate Lakes	2006	Orlando, FL	The University of Central Florida	194	710
25.	Royal Lexington	2006	Lexington, KY	University of Kentucky	94	364
26.	The Woods at Greenland	2006	Murfreesboro, TN	Middle Tennessee State University	78	276
27.	Raider’s Crossing	2006	Murfreesboro, TN	Middle Tennessee State University	96	276
28.	Raider’s Pass	2006	Lubbock, TX	Texas Tech University	264	828
29.	Aggie Station	2006	College Station, TX	Texas A&M University	156	450
30.	The Outpost San Marcos	2006	San Marcos, TX	Texas State University – San Marcos	162	486
31.	The Outpost San Antonio	2006	San Antonio, TX	University of Texas – San Antonio	276	828
32.	Callaway Villas	2006	College Station, TX	Texas A&M University	236	704
33.	Village on Sixth	2007	Huntington, WV	Marshall University	248	752
34.	Newtown Crossing	2007	Lexington, KY	University of Kentucky	356	942
35.	Olde Towne University Square	2007	Toledo, OH	University of Toledo	224	550
36.	Peninsular Place	2007	Ypsilanti, MI	Eastern Michigan University	183	478
37.	University Centre	2007	Newark, NJ	Rutgers University, NJIT, Essex CCC	234	838
38.	Sunnyside Commons	2008	Morgantown, WV	West Virginia University	68	161
39.	Pirate’s Place	2008	Greenville, NC	East Carolina University	144	528
40.	University Highlands	2008	Reno, NV	University of Nevada at Reno	216	732
41.	Jacob Heights I	2008	Mankato, MN	Minnesota State University	42	162

PROPERTY		YR ACQUIRED / DEVELOPED (1)	LOCATION	PRIMARY UNIVERSITY SERVED	UNITS	BEDS

42.	Jacob Heights III	2008	Mankato, MN	Minnesota State University	24	96
43.	The Summit	2008	Mankato, MN	Minnesota State University	192	672
44.	GrandMarc – Seven Corners	2008	Minneapolis, MN	University of Minnesota	186	440
45.	University Village – Sacramento	2008	Sacramento, CA	California State University – Sacramento	250	394
46.	Aztec Corner	2008	San Diego, CA	San Diego State University	180	606
47.	University Crossings	2008	Philadelphia, PA	University of Pennsylvania / Drexel	260	1,016
48.	Campus Corner	2008	Bloomington, IN	Indiana University	254	796
49.	Tower at 3rd	2008	Champaign, IL	University of Illinois	147	295
50.	University Mills	2008	Cedar Falls, IA	University of Northern Iowa	121	481
51.	Pirates Cove	2008	Greenville, NC	East Carolina University	264	1,056
52.	University Manor	2008	Greenville, NC	East Carolina University	168	600
53.	Brookstone Village	2008	Wilmington, NC	UNC – Wilmington	124	238
54.	Campus Walk – Wilmington	2008	Wilmington, NC	UNC – Wilmington	289	290
55.	Riverside Estates	2008	Cayce, SC	University of South Carolina	205	700
56.	Cambridge at Southern	2008	Statesboro, GA	Georgia Southern University	228	564
57.	Campus Club – Statesboro	2008	Statesboro, GA	Georgia Southern University	276	984
58.	University Pines	2008	Statesboro, GA	Georgia Southern University	144	552
59.	Lakeside	2008	Athens, GA	University of Georgia	244	776
60.	The Club	2008	Athens, GA	University of Georgia	120	480
61.	The Edge (formerly Pegasus Connection)	2008	Orlando, FL	Central Florida	306	930
62.	University Place	2008	Charlottesville, VA	University of Virginia	144	528
63.	Southview	2008	Harrisonburg, VA	James Madison University	240	960
64.	Stonegate	2008	Harrisonburg, VA	James Madison University	168	672
65.	The Commons	2008	Harrisonburg, VA	James Madison University	132	528
66.	University Gables	2008	Murfreesboro, TN	Middle Tennessee State University	168	648
67.	Campus Ridge	2008	Johnson City, TN	East Tennessee State University	132	528
68.	The Enclave I	2008	Bowling Green, OH	Bowling Green State University	120	480
69.	Hawks Landing	2008	Oxford, OH	Miami University of Ohio	122	484
70.	Willow Tree Apartments	2008	Ann Arbor, MI	University of Michigan	310	568
71.	Willow Tree Towers	2008	Ann Arbor, MI	University of Michigan	163	283
72.	Abbott Place	2008	East Lansing, MI	Michigan State University	222	654
73.	University Centre – Kalamazoo	2008	Kalamazoo, MI	Western Michigan University	232	700
74.	University Meadows	2008	Mt. Pleasant, MI	Central Michigan University	184	616
75.	Campus Way	2008	Tuscaloosa, AL	University of Alabama	196	684
76.	Campus Walk – Oxford	2008	Oxford, MS	University of Mississippi	108	432
77.	Campus Trails	2008	Starkville, MS	Mississippi State University	156	480
78.	University Pointe	2008	Lubbock, TX	Texas Tech University	204	682
79.	University Trails	2008	Lubbock, TX	Texas Tech University	240	684
80.	Vista del Sol (3)	2008	Tempe, AZ	Arizona State University	613	1,866
81.	Villas at Chestnut Ridge	2008	Amherst, NY	State University of New York – Buffalo	196	552
82.	Barrett Honors College (4)	2009	Tempe, AZ	Arizona State University	602	1,721

Total wholly-owned properties					15,350	48,299

PROPERTY		YEAR ACQUIRED / DEVELOPED (1)	LOCATION	PRIMARY UNIVERSITY SERVED	UNITS	BEDS

On-campus participating properties:
83.	University Village – PVAMU	1996 / 97 / 98	Prairie View, TX	Prairie View A&M University	612	1,920
84.	University College – PVAMU	2000 / 2003	Prairie View, TX	Prairie View A&M University	756	1,470
85.	University Village – TAMIU	1997	Laredo, TX	Texas A&M International University	84	250
86.	Cullen Oaks – Phase I and II	2001 / 2006	Houston, TX	The University of Houston	411	879

Total on-campus participating properties					1,863	4,519

Total – all properties					17,213	52,818

(1)	As of June 30, 2009, the average age of our wholly-owned properties was approximately 9.2 years.

(2)	Subject to a 75-year ground lease with Temple University.

(3)	Subject to a 65-year ground/facility lease with Arizona State University.

(4)	Currently under development with a scheduled completion date of August 2009. Subject to a 65-year ground/facility lease with Arizona State University.

Results of Operations

          Comparison of the Three Months Ended June 30, 2009 and June 30, 2008

The following table presents our results of operations for the three months ended June 30, 2009 and 2008, including the amount and percentage change in these results between the two periods:

	Three Months Ended June 30,
	2009	2008	Change ($)	Change (%)
Revenues:
Wholly-owned properties	$66,152	$37,294	$28,858	77.4%
On-campus participating properties	3,922	3,948	(26)	(0.7%)
Third party development services	886	723	163	22.5%
Third party management services	2,105	1,222	883	72.3%
Resident services	205	361	(156)	(43.2%)
Total revenues	73,270	43,548	29,722	68.3%

Operating expenses:
Wholly-owned properties	32,891	16,738	16,153	96.5%
On-campus participating properties	2,783	2,499	284	11.4%
Third party development and management services	2,810	2,328	482	20.7%
General and administrative	2,829	3,237	(408)	(12.6%)
Depreciation and amortization	20,400	11,114	9,286	83.6%
Ground/facility leases	452	368	84	22.8%
Total operating expenses	62,165	36,284	25,881	71.3%

Operating income	11,105	7,264	3,841	52.9%

Nonoperating income and (expenses):
Interest income	40	642	(602)	(93.8%)
Interest expense	(15,446)	(8,733)	(6,713)	76.9%
Amortization of deferred financing costs	(780)	(448)	(332)	74.1%
Loss from unconsolidated joint ventures	(483)	(129)	(354)	274.4%
Other nonoperating income	402	—	402	100.0%
Total nonoperating expenses	(16,267)	(8,668)	(7,599)	87.7%

Loss from continuing operations before income taxes, redeemable noncontrolling interests and discontinued operations	(5,162)	(1,404)	(3,758)	267.7%
Income tax provision	(135)	(73)	(62)	84.9%
Redeemable noncontrolling interests share of loss (income)	81	(13)	94	(723.1%)
Loss from continuing operations	(5,216)	(1,490)	(3,726)	250.1%
Income from discontinued operations	—	92	(92)	(100.0%)
Net loss	(5,216)	(1,398)	(3,818)	273.1%
Net income attributable to noncontrolling interests	(94)	(52)	(42)	80.8%
Net loss attributable to common shareholders	$(5,310)	$(1,450)	$(3,860)	266.2%

          Wholly-Owned Properties Operations

Revenues from our wholly-owned properties for the three months ended June 30, 2009 compared with the same period in 2008 increased by $28.7 million primarily due to the acquisition of GMH’s student housing business in June 2008 and the completion of construction and opening of Vista del Sol and Villas at Chestnut Ridge in August 2008. Operating expenses increased approximately $16.2 million for the three months ended June 30, 2009 compared with the same period in 2008, primarily due to the same factors which affected the increase in revenues.

New Property Operations. On June 11, 2008, we acquired GMH’s student housing business, including 42 properties containing 24,939 beds located in various markets throughout the country. Of the 42 properties acquired, two were under contract to be sold on the acquisition date and were sold in July and August 2008. For the three months ended June 30, 2009, the remaining 40 properties acquired from GMH contributed an additional $23.0 million of revenues and an additional $13.7 million of operating expenses. In August 2008, we completed construction of and opened Vista del Sol, serving students attending Arizona State University and Villas at Chestnut Ridge, serving students attending SUNY-Buffalo. These non-GMH new properties contributed an additional $4.8 million of revenues and an additional $1.3 million of operating expenses during the three months ended June 30, 2009 as compared to the three months ended June 30, 2008.

Same Store Property Operations (Excluding New Property Activity). We had 39 properties containing 20,689 beds which were operating during both three month periods ended June 30, 2009 and 2008. These properties produced revenues of $32.4 million and $31.4 million during the three months ended June 30, 2009 and 2008, respectively, an increase of $1.0 million. This increase was primarily due to an increase in average rental rates during the three months ended June 30, 2009 as compared to the same period in 2008, as well as the improved lease up for the 2008/2009 academic year, which resulted in average occupancy rates increasing to 93.7% during the three months ended June 30, 2009 from 93.4% during the three months ended June 30, 2008. Revenues in 2009 will be dependent on our ability to maintain our current leases in effect for the 2008/2009 academic year and our ability to obtain appropriate rental rates and desired occupancy for the 2009/2010 academic year at our various properties during our leasing period, which typically begins in January and ends in August.

At these existing same store properties, operating expenses increased from $14.6 million for the three months ended June 30, 2008 to $15.8 million for the three months ended June 30, 2009, an increase of $1.2 million. This increase was primarily due to a $1.0 million increase in marketing costs incurred to stimulate leasing velocity for the 2009/2010 academic year. We anticipate that operating expenses for our same store property portfolio for the full year 2009 will increase as compared with 2008 as a result of expected increases in marketing costs, utility costs, property taxes and general inflation.

                    On-Campus Participating Properties (“OCPP”) Operations

We had four participating properties containing 4,519 beds which were operating during both three month periods ended June 30, 2009 and 2008. Revenues from our participating properties remained relatively constant at $3.9 million for both three month periods ended June 30, 2009 and 2008.

At these properties, operating expenses increased from $2.5 million for the three months ended June 30, 2008 to $2.8 million for the three months ended June 30, 2009, an increase of $0.3 million. This increase was primarily due to an increase in utility costs. We anticipate that operating expenses for the full year 2009 will increase slightly as compared with 2008 as a result of expected increases in utility costs and general inflation.

                    Third Party Development Services Revenue

Third party development services revenue increased by $0.2 million from $0.7 million during the three months ended June 30, 2008 to $0.9 million for the three months ended June 30, 2009. The increase was primarily related to the closing and commencement of construction of the University of California, Irvine – Phase III project in August 2008, which contributed approximately $0.6 million in additional third party development services revenues during the three months ended June 30, 2009; offset by the completion of the University of Hawaii – Manoa project in August 2008, which contributed approximately $0.4 million of third party development services revenue during the three months ended June 30, 2008. Closing of additional third-party development services projects during 2009 will be dependent upon the Company’s university clients obtaining project financing, which may be adversely affected by current capital market conditions.

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

                    Third Party Management Services Revenue

Third party management services revenues increased by $0.9 million from $1.2 million for the three months ended June 30, 2008 to $2.1 million for the three months ended June 30, 2009. This increase was primarily due to an additional $0.8 million in management fees recognized during the three months ended June 30, 2009 from third party management contracts assumed as part of the GMH acquisition, including 21 properties owned in two joint ventures with Fidelity in which we have a 10% interest. We anticipate that third-party management services revenues for the full year 2009 will increase as compared with 2008, primarily as a result of the previously mentioned contracts assumed from GMH.

                    Third Party Development and Management Services Expenses

Third party development and management services expenses increased by $0.5 million, from $2.3 million during the three months ended June 30, 2008, to $2.8 million for the three months ended June 30, 2009. This increase was primarily due to an increase in payroll and related costs as a result of an increase in activity for potential ACE projects and new management contracts assumed from GMH. Third-party development and management services expenses for the full year 2009 will be dependent on the level of awards we pursue, the level of new management contracts obtained, and as previously mentioned, any pre-development costs charged against income for projects which do not close.

                    General and Administrative

General and administrative expenses decreased approximately $0.4 million, from $3.2 million during the three months ended June 30, 2008 to $2.8 million for the three months ended June 30, 2009. This decrease was primarily due to $0.4 million in direct merger costs incurred related to our acquisition of GMH in June 2008. We anticipate general and administrative expenses to increase for the full year 2009 as a result of an increase in corporate staffing levels experienced as a result of the recent growth of our wholly-owned portfolio, including our acquisition of GMH.

                    Depreciation and Amortization

Depreciation and amortization increased by $9.3 million, from $11.1 million during the three months ended June 30, 2008 to $20.4 million for the three months ended June 30, 2009. This increase was primarily due to the acquisition of the GMH student housing business in June 2008, and the completion of construction and opening of Vista del Sol and Villas at Chestnut Ridge in August 2008. The GMH properties contributed an additional $7.5 million to depreciation and amortization expense for the three months ended June 30, 2009, of which $2.9 million related to the valuation assigned to in-place leases for such properties. We expect depreciation and amortization to increase for the full year 2009 as a result of the addition of the GMH properties to our portfolio and a full year of depreciation on properties acquired and placed in service during 2008.

                    Ground Lease Expense

Ground lease expense increased $0.1 million from $0.4 million during the three months ended June 30, 2008 to $0.5 million for the three months ended June 30, 2009, primarily due to ground/facility lease costs incurred for Vista del Sol which completed construction and opened in August 2008. We expect ground lease expense in 2009 to increase due to the timing of Vista del Sol being placed in service during 2008 and the anticipated completion and opening of Barrett Honors College in August 2009.

                    Interest Income

Interest income decreased by $0.6 million, from $0.6 million for the three months ended June 30, 2008 to $40,000 for the three months ended June 20, 2009. This decrease was primarily due to interest earned on proceeds from our April 2008 equity offering, which were not utilized until the closing of our acquisition of GMH in June 2008, as well as a decrease in interest rates during the three months ended June 30, 2009 as compared to the same period in 2008.

                    Interest Expense

Interest expense increased $6.7 million, from $8.7 million during the three months ended June 30, 2008 to $15.4 million for the three months ended June 30, 2009. This increase was primarily due to $598.8 million of mortgage debt assumed from GMH in June 2008 at a weighted average rate of 5.43% (including a net discount of $9.4 million to reflect the fair market value of debt assumed.) The debt assumed for properties acquired from GMH contributed an additional $5.8 million of interest expense for the three months ended June 30, 2009. We also incurred an additional $0.6 million of interest expense related to the senior secured term loan entered into in May 2008 to fund a portion of the cash consideration paid for our acquisition of GMH. An additional $0.6 million of interest expense was incurred during the three months ended June 30, 2009 related to the loans for Vista del Sol and Villas at Chestnut Ridge, which completed construction and were placed into service in August 2008. These increases were offset by a $0.3 million decrease to interest expense related to the pay-off of $43.0 million of mortgage loans in May 2009. We anticipate that interest expense will increase for the full year 2009 due to additional interest expense incurred in connection with our acquisition of GMH’s student housing business as well as the senior secured term loan entered into in May 2008.

                    Amortization of Deferred Financing Costs

Amortization of deferred financing costs increased approximately $0.3 million from $0.5 million during the three months ended June 30, 2008 to $0.8 million for the three months ended June 30, 2009, primarily due to the amortization of additional finance costs incurred to assume debt on properties acquired from GMH and the senior secured term loan entered into in May 2008. We expect amortization of deferred financing costs in 2009 to increase due to debt assumed in connection with our acquisition of GMH’s student housing business as well as the senior secured term loan.

                    Loss from Unconsolidated Joint Ventures

Loss from unconsolidated joint ventures represents our share of the net loss from the Hampton Roads military housing joint venture in which we have a minimal economic interest, as well as our 10% share of the loss from two joint ventures owning 21 properties formed or assumed as part of our acquisition of GMH in June 2008.

Loss from unconsolidated joint ventures increased approximately $0.4 million from $0.1 million during the three months ended June 30, 2008 to $0.5 million for the three months ended June 30, 2009. This increase was primarily due to the loss from the two joint ventures formed or assumed as part of our acquisition of GMH.

                    Other Nonoperating Income

Other nonoperating income of $0.4 million for the three months ended June 30, 2009 represents tax incentive amounts received in cash during the period related to a property we acquired in February 2007 located in Ypsilanti, Michigan. Upon acquisition of this property, any future potential benefit of such tax incentive was assumed from the seller.

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

          Comparison of the Six Months Ended June 30, 2009 and June 30, 2008

The following table presents our results of operations for the six months ended June 30, 2009 and 2008, including the amount and percentage change in these results between the two periods:

	Six Months Ended June 30,
	2009	2008	Change ($)	Change (%)
Revenues:
Wholly-owned properties	$133,484	$68,975	$64,509	93.5%
On-campus participating properties	10,796	10,692	104	1.0%
Third party development services	1,938	2,379	(441)	(18.5%)
Third party management services	4,347	2,144	2,203	102.8%
Resident services	445	799	(354)	(44.3%)
Total revenues	151,010	84,989	66,021	77.7%

Operating expenses:
Wholly-owned properties	64,377	30,623	33,754	110.2%
On-campus participating properties	4,813	4,794	19	0.4%
Third party development and management services	5,787	4,436	1,351	30.5%
General and administrative	5,577	5,371	206	3.8%
Depreciation and amortization	40,502	19,143	21,359	111.6%
Ground/facility leases	1,004	727	277	38.1%
Total operating expenses	122,060	65,094	56,966	87.5%

Operating income	28,950	19,895	9,055	45.5%

Nonoperating income and (expenses):
Interest income	80	804	(724)	(90.0%)
Interest expense	(31,332)	(15,712)	(15,620)	99.4%
Amortization of deferred financing costs	(1,581)	(759)	(822)	108.3%
Loss from unconsolidated joint ventures	(1,037)	(255)	(782)	306.7%
Other nonoperating income	402	—	402	100.0%
Total nonoperating expenses	(33,468)	(15,922)	(17,546)	110.2%

(Loss) income from continuing operations before income taxes, redeemable noncontrolling interests and discontinued operations	(4,518)	3,973	(8,491)	(213.7%)
Income tax provision	(270)	(133)	(137)	103.0%
Redeemable noncontrolling interests share of loss (income)	27	(319)	346	(108.5%)
(Loss) income from continuing operations	(4,761)	3,521	(8,282)	(235.2%)
Income from discontinued operations	—	92	(92)	(100.0%)
Net (loss) income	(4,761)	3,613	(8,374)	(231.8%)
Net income attributable to noncontrolling interests	(272)	(154)	(118)	76.6%
Net (loss) income attributable to common shareholders	$(5,033)	$3,459	$(8,492)	(245.5%)

          Wholly-Owned Properties Operations

Revenues from our wholly-owned properties for the six months ended June 30, 2009 compared with the same period in 2008 increased by $64.2 million primarily due to the acquisition of GMH’s student housing business in June 2008 and the completion of construction and opening of Vista del Sol and Villas at Chestnut Ridge in August 2008. Operating expenses increased approximately $33.8 million for the six months ended June 30, 2009 compared with the same period in 2008, primarily due to the same factors which affected the increase in revenues.

New Property Operations. For the six months ended June 30, 2009, the GMH student housing properties contributed an additional $52.3 million of revenues and an additional $29.2 million of operating expenses. In addition, we acquired two properties in February 2008; Pirate’s Place, located near the campus of East Carolina University in Greenville, North Carolina and Sunnyside Commons, located near the campus of West Virginia University in Morgantown, West Virginia. In August 2008, we completed construction of and opened Vista del Sol and Villas at Chestnut Ridge. These four non-GMH new properties contributed an additional $10.1 million of revenues and an additional $2.9 million of operating expenses during the six months ended June 30, 2009 as compared to the six months ended June 30, 2008.

Same Store Property Operations (Excluding New Property Activity). We had 37 properties containing 20,000 beds which were operating during both six month periods ended June 30, 2009 and 2008. These properties produced revenues of $64.6 million and $62.8 million during the six months ended June 30, 2009 and 2008, respectively, an increase of $1.8 million. This increase was primarily due to an increase in average rental rates during the six months ended June 30, 2009 as compared to the same period in 2008, as well as the improved lease up for the 2008/2009 academic year, which resulted in average occupancy rates increasing to 95.2% during the six months ended June 30, 2009 from 95.0% during the six months ended June 30, 2008.

At these existing same store properties, operating expenses increased from $27.9 million for the six months ended June 30, 2008 to $29.5 million for the six months ended June 30, 2009, an increase of $1.6 million. This increase was primarily due to an increase in marketing costs incurred to stimulate leasing velocity for the 2009/2010 academic year.

                    On-Campus Participating Properties (“OCPP”) Operations

We had four participating properties containing 4,519 beds which were operating during both six month periods ended June 30, 2009 and 2008. Revenues from our participating properties increased to $10.8 million during the six months ended June 30, 2009 from $10.7 million for the six months ended June 30, 2008, an increase of $0.1 million.

At these properties, operating expenses remained relatively constant at $4.8 million for both six month periods ended June 30, 2009 and 2008.

                    Third Party Development Services Revenue

Third party development services revenue decreased by $0.4 million from $2.3 million during the six months ended June 30, 2008 to $1.9 million for the six months ended June 30, 2009. The decrease was primarily related to the completion of the University of Hawaii – Manoa and Concordia University projects in August 2008 and the closing and commencement of construction of The Highlands at Edinboro University of Pennsylvania project in February 2008, which combined contributed approximately $1.3 million of additional third party development services revenue during the six months ended June 30, 2008, offset by the closing and commencement of construction of the University of California, Irvine – Phase III project in August 2008, which contributed approximately $1.1 million in additional third party development services revenues during the six months ended June 30, 2009.

                    Third Party Management Services Revenue

Third party management services revenues increased by $2.2 million from $2.1 million for the six months ended June 30, 2008 to $4.3 million for the six months ended June 30, 2009. This increase was primarily due to an additional $1.8 million in management fees recognized during the six months ended June 30, 2009 from third party management contracts assumed as part of the GMH acquisition, including 21 properties owned in two joint ventures with Fidelity in which we have a 10% interest.

                    Third Party Development and Management Services Expenses

Third party development and management services expenses increased by $1.4 million, from $4.4 million during the six months ended June 30, 2008 to $5.8 million for the six months ended June 30, 2009. This increase was primarily due to an increase in payroll and related costs as a result of an increase in activity for potential ACE projects and new management contracts assumed from GMH.

                    General and Administrative

General and administrative expenses increased approximately $0.2 million, from $5.4 million during the six months ended June 30, 2008 to $5.6 million for the six months ended June 30, 2009. This increase was primarily due to additional staffing, benefits, rent and public company costs related to acquisition of GMH in June 2008 and overall company growth experienced during 2008, offset by $0.4 million in direct merger costs incurred related to our acquisition of GMH in June 2008.

                    Depreciation and Amortization

Depreciation and amortization increased by $21.4 million, from $19.1 million during the six months ended June 30, 2008 to $40.5 million for the six months ended June 30, 2009. This increase was primarily due to the acquisition of the GMH student housing business in June 2008, and the completion of construction and opening of Vista del Sol and Villas at Chestnut Ridge in August 2008. The GMH properties contributed an additional $18.0 million to depreciation and amortization expense for the six months ended June 30, 2009, of which $6.9 million related to the valuation assigned to in-place leases for such properties.

                    Ground Lease Expense

Ground lease expense increased $0.3 million from $0.7 million during the six months ended June 30, 2008 to $1.0 million for the six months ended June 30, 2009, primarily due to ground/facility lease costs incurred for Vista del Sol which completed construction and opened in August 2008.

                    Interest Income

Interest income decreased by $0.7 million, from $0.8 million for the six months ended June 30, 2008 to $0.1 million for the six months ended June 20, 2009. This decrease was primarily due to interest earned on proceeds from our April 2008 equity offering, which were not utilized until the closing of our acquisition of GMH in June 2008, as well as a decrease in interest rates during the six months ended June 30, 2009 as compared to the same period in 2008.

                    Interest Expense

Interest expense increased $15.6 million, from $15.7 million during the six months ended June 30, 2008 to $31.3 million for the six months ended June 30, 2009. This increase was primarily due to $598.8 million of mortgage debt assumed from GMH in June 2008. The debt assumed for properties acquired from GMH contributed an additional $13.5 million of interest expense for the six months ended June 30, 2009. We also incurred an additional $1.3 million of interest expense related to the senior secured term loan entered into in May 2008. An additional $1.2 million of interest expense was incurred during the six months ended June 30, 2009 related to the loans for Vista del Sol and Villas at Chestnut Ridge, which completed construction and were placed into service in August 2008. These increases were offset by a $0.3 million decrease to interest expense related to the pay-off of $72.8 million of mortgage loans during the six months ended June 30, 2009.

                    Amortization of Deferred Financing Costs

Amortization of deferred financing costs increased approximately $0.8 million from $0.8 million during the six months ended June 30, 2008 to $1.6 million for the six months ended June 30, 2009, primarily due to the amortization of additional finance costs incurred to assume debt on properties acquired from GMH and the senior secured term loan entered into in May 2008.

                    Loss from Unconsolidated Joint Ventures

Loss from unconsolidated joint ventures increased approximately $0.8 million from $0.2 million during the six months ended June 30, 2008 to $1.0 million for the six months ended June 30, 2009. This increase was primarily due to the loss from the two joint ventures formed or assumed as part of our acquisition of GMH in June 2008.

                    Other Nonoperating Income

Other nonoperating income of $0.4 million for the six months ended June 30, 2009 represents tax incentive amounts received in cash during the period related to a property we acquired in February 2007 located in Ypsilanti, Michigan. Upon acquisition of this property, any future potential benefit of such tax incentive was assumed from the seller.

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

Cash Flows

          Comparison of Six Months Ended June 30, 2009 and 2008

                    Operating Activities

For the six months ended June 30, 2009, net cash provided by operating activities was approximately $24.4 million, as compared to $11.6 million for the six months ended June 30, 2008, an increase of $12.8 million. This increase was primarily due to operating cash flows provided from the timing of the acquisition of the GMH student housing business on June 11, 2008 and the completion of construction and opening of Vista del Sol and Villas at Chestnut Ridge in August 2008.

                    Investing Activities

Investing activities utilized $72.4 million and $372.8 million for the six months ended June 30, 2009 and 2008, respectively. The $300.4 million decrease in cash utilized in investing activities during the six months ended June 30, 2009 related primarily to a $287.6 million decrease in the use of cash to acquire properties and undeveloped land. We acquired a total of 44 properties during the six months ended June 30, 2008 and no properties during the six months ended June 30, 2009. In June 2008, we used approximately $269.4 million of cash to acquire the GMH student housing business, including 42 properties containing 24,939 beds located in various markets throughout the country. We experienced a $20.9 million increase in cash used for capital expenditures at our wholly-owned properties during the first six months of 2009, as we continued with renovations at several GMH properties. These increases in cash utilized in investing activities were offset by a $25.6 million decrease in cash used to fund the construction of our wholly-owned development properties. During the six months ended June 30, 2009, one wholly-owned property was under development, while three properties were under development during the six months ended June 30, 2008. For the six months ended June 30, 2009 and 2008, our cash utilized in investing activities was comprised of the following:

	Six Months Ended June 30,
	2009	2008
Property and land acquisitions	$(2,637)	$(290,262)
Investments in unconsolidated joint ventures	—	(8,208)
Capital expenditures for on-campus participating properties	(181)	(196)
Capital expenditures for wholly-owned properties	(22,972)	(2,069)
Investment in wholly-owned properties under development	(45,384)	(70,938)
Purchase of corporate furniture, fixtures, and equipment	(1,181)	(1,141)
Distributions received from unconsolidated joint venture	—	15
Total	$(72,355)	$(372,799)

                    Financing Activities

Cash provided by financing activities totaled $79.5 million for the six months ended June 30, 2009 as compared to $412.6 million during the six months ended June 30, 2008. The $333.1 million decrease in cash provided by financing activities was primarily a result of the following: (i) the May 2009 equity offering which raised $198.3 million, net of offering costs, as compared to $252.2 million, net of offering costs, raised in our April 2008 equity offering; (ii) the $100 million senior secured term loan which was fully funded on June 11, 2008, the proceeds of which were used to pay a portion of the cash consideration for the acquisition of GMH; (iii) the contribution of 15 GMH student housing properties to a joint venture in which we received $74.4 million in proceeds and retained a 10% equity interest in the joint venture; (iv) the $49.7 million decrease in proceeds from construction loans used to fund the construction of Vista del Sol, an owned ACE development property, and Villas at Chestnut Ridge, an owned off-campus development property, which both opened for occupancy in August 2008; (v) the pay-off of $72.8 million in mortgage loan debt that matured during the six months ended June 30, 2009, as compared to the pay-off of $24.2 million in mortgage loan debt during the six months ended June 30, 2008; and (vi) a $7.2 million increase in distributions to stockholders as a result of issuances of common stock in our April 2008 equity offering and as partial consideration for the acquisition of GMH.

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

The following table reflects the amounts included in our consolidated financial statements for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues	$3,922	$3,948	$10,796	$10,692
Direct operating expenses (1)	(2,644)	(2,337)	(4,541)	(4,442)
Amortization	(1,092)	(1,074)	(2,182)	(2,143)
Amortization of deferred financing costs	(44)	(47)	(90)	(93)
Ground/facility leases (2)	(200)	(368)	(492)	(727)
Net operating (loss) income	(58)	122	3,491	3,287
Interest income	9	53	33	132
Interest expense (3)	(1,556)	(1,531)	(3,115)	(3,093)
Net (loss) income	$(1,605)	$(1,356)	$409	$326

(1)
Excludes property management fees of $0.2 million for both three month periods ended June 30, 2009 and 2008, and $0.5 million for both six month periods ended June 30, 2009 and 2008. This expense and the corresponding fee revenue have been eliminated in consolidation. Also excludes allocation of expenses related to corporate management and oversight.

(2)
Represents the universities’ 50% share of the properties’ net cash available for distribution after payment of operating expenses, debt service (including payment of principal) and capital expenditures.

(3)
Debt service expenditures for these properties totaled $2.1 million for both three month periods ended June 30, 2009 and 2008, and $4.2 million and $4.1 million for the six months ended June 30, 2009 and 2008, respectively.

Liquidity and Capital Resources

          Cash Balances and Liquidity

As of June 30, 2009, excluding our on-campus participating properties, we had $79.6 million in cash and cash equivalents and restricted cash as compared to $48.6 million in cash and cash equivalents and restricted cash as of December 31, 2008. Restricted cash primarily consists of escrow accounts held by lenders and resident security deposits, as required by law in certain states. This increase in cash and cash equivalents was primarily due to the completion of our equity offering in May 2009, which generated net proceeds of approximately $198.3 million. We used approximately $102.6 million of the offering proceeds to paydown the outstanding balance on our revolving credit facility and an additional $43.0 million of offering proceeds to pay-off fixed-rate mortgage debt which matured in May 2009. Additionally, restricted cash as of June 30, 2009 also included $0.1 million of funds held in escrow in connection with potential development opportunities.

As of June 30, 2009, our short-term liquidity needs included, but were not limited to, the following: (i) anticipated distribution payments to our common and restricted stockholders totaling approximately $71.1 million based on an assumed annual cash distribution of $1.35 per share based on the number of our shares outstanding as of June 30, 2009, (ii) anticipated distribution payments to our Operating Partnership unitholders totaling approximately $1.8 million based on an assumed annual distribution of $1.35 per Common Unit and a cumulative preferential per annum cash distribution rate of 5.99% on our Series A Preferred Units based on the number of units outstanding as of June 30, 2009, (iii) payments of approximately $42.5 million of fixed-rate mortgage debt scheduled to mature during the next 12 months, (iv) remaining development costs for Barrett Honors College in 2009, estimated to be approximately $25.0 million, and (v) funds for capital improvements at acquired properties and other potential development projects. As of June 30, 2009, we had approximately $130.2 million of outstanding variable rate construction debt, all of which is scheduled to mature in 2009. In August 2009, we retired the outstanding balance on the Villas at Chestnut Ridge construction loan and we expect to extend the maturity date into 2011 for the remaining $100.0 million balance on the Vista del Sol construction loan, by exercising the extension options available to us. We expect to renew our existing revolving credit facility before the August 17, 2009 maturity date, which among other things will extend the maturity date through August 2012. We expect to meet our short-term liquidity requirements by (i) using the remaining proceeds from our May 2009 equity offering, (ii) borrowing under our existing revolving credit facility and new revolving credit facility which we expect to close during the third quarter, (iii) potentially disposing of properties, and (iv) utilizing net cash provided by operations.

We may seek additional funds to undertake initiatives not contemplated by our business plan or obtain additional cushion against possible shortfalls. We also may pursue additional financing as opportunities arise. Future financings may include a range of different sizes or types of financing, including the incurrence of additional secured debt and the sale of additional debt or equity securities. These funds may not be available on favorable terms or at all. Our ability to obtain additional financing depends on several factors, including future market conditions, our success or lack of success in penetrating our markets, our future creditworthiness, and restrictions contained in agreements with our investors or lenders, including the restrictions contained in the agreements governing our revolving credit facilities and term loan. These financings could increase our level of indebtedness or result in dilution to our equity holders.

          Revolving Credit Facility

The Operating Partnership has a $160 million revolving credit facility, which may be expanded by up to an additional $65 million upon the satisfaction of certain conditions. The maturity date of the facility is August 17, 2009 and can be extended 12 months through August 2010. We expect to renew the facility before the August 17, 2009 maturity date, which among other things will extend the maturity date through August 2012. We continue to guarantee the Operating Partnership’s obligations under the facility.

Availability under the revolving credit facility is limited to an “aggregate borrowing base amount” equal to the lesser of (i) 65% of the value of certain properties, calculated as set forth in the credit facility, and (ii) the adjusted net operating income from these properties divided by a formula amount. The facility bears interest at a variable rate, at the Company’s option, based upon a base rate or one-, two-, three-, or six-month LIBOR plus, in each case, a spread based upon the Company’s total leverage. Additionally, we are required to pay an unused commitment fee ranging from 0.15% to 0.20% per annum, depending on the aggregate unused balance. In May 2009, we paid down the entire balance on the revolving credit facility using proceeds from our equity offering. As of June 30, 2009, the total availability under the facility (subject to the satisfaction of certain financial covenants) totaled approximately $153.5 million.

The terms of the facility include certain restrictions and covenants, which limit, among other items, the incurrence of additional indebtedness, liens, and the disposition of assets. The facility contains customary affirmative and negative covenants and also contains financial covenants that, among other things, require us to maintain certain minimum ratios of “EBITDA” (earnings before interest, taxes, depreciation and amortization) to fixed charges. We may not pay distributions that exceed a specified percentage of funds from operations, as adjusted, for any four consecutive quarters. The financial covenants also include consolidated net worth and leverage ratio tests. As of June 30, 2009, we were in compliance with all such covenants.

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

On February 23, 2009, we entered into two $50.0 million interest rate swap agreements effective March 20, 2009 through February 20, 2012, which are both used to hedge our exposure to fluctuations in interest payments on its LIBOR-based senior secured term loan. Under the terms of the two interest rate swap agreements, we pay an average fixed rate of 1.7925% and receive one-month LIBOR floating rate. As a result of these two interest rate swaps, we have effectively fixed the interest rate on our senior secured term loan at 3.79%. In the event that the swaps at any time have a negative fair value below a certain threshold level, we could be required to post cash into a collateral account pledged to the interest rate swap providers. See Note 10 in the accompanying Notes to Consolidated Financial Statements contained in Item 1 herein for a more detailed discussion of the Company’s derivative instruments and hedging activities.

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

On August 5, 2009, we declared a second quarter 2009 distribution per share of $0.3375, to be paid on August 28, 2009, to all common stockholders of record as of August 17, 2009. At the same time, the Operating Partnership intends to pay an equivalent amount per unit to holders of Common Units, as well as the quarterly cumulative preferential distribution to holders of Series A Preferred Units.

          Pre-Development Expenditures

Our third-party and owned development activities have historically required us to fund pre-development expenditures such as architectural fees, permits and deposits. The closing and/or commencement of construction of these development projects is subject to a number of risks such as our inability to obtain financing on favorable terms and delays or refusals in obtaining necessary zoning, land use, building, and other required governmental permits and authorizations As such, we cannot always predict accurately the liquidity needs of these activities. We frequently incur these pre-development expenditures before a financing commitment and/or required permits and authorizations have been obtained. Accordingly, we bear the risk of the loss of these pre-development expenditures if financing cannot ultimately be arranged on acceptable terms or we are unable to successfully obtain the required permits and authorizations. Historically, our third-party and owned development projects have been successfully structured and financed; however, these developments have at times been delayed beyond the period initially scheduled, causing revenue to be recognized in later periods. As of June 30, 2009, we have deferred approximately $7.0 million in pre-development costs related to third-party and owned development projects that have not yet commenced construction.

          Indebtedness

As of June 30, 2009, we had approximately $1,194.6 million of outstanding consolidated indebtedness (excluding net unamortized debt discounts and debt premiums of approximately $9.5 million and $4.6 million, respectively), comprised of a $100.0 million balance on our secured term loan, $1,008.5 million in mortgage and construction loans secured by our wholly-owned properties, $32.8 million in mortgage loans secured by two phases of an on-campus participating property, and $53.3 million in bond issuances secured by three of our on-campus participating properties. The weighted average interest rate on our consolidated indebtedness as of June 30, 2009 was 5.28% per annum. As of June 30, 2009, approximately 10.9% of our total consolidated indebtedness was variable rate debt, comprised of our Vista del Sol and Villas at Chestnut Ridge construction loans discussed below.

                    Wholly-Owned Properties

The weighted average interest rate of the $1,008.5 million of wholly-owned mortgage and construction debt was 5.27% per annum as of June 30, 2009. Each of the mortgage loans is a non-recourse obligation subject to customary exceptions. Each of these mortgages has a 30-year amortization, and none are cross-defaulted or cross-collateralized to any other indebtedness. The loans generally may not be prepaid prior to maturity; in certain cases prepayment is allowed, subject to prepayment penalties.

In August 2008, we completed the final stages of construction on Vista del Sol, an ACE property. The development and construction of Vista del Sol was partially financed with a $100.0 million construction loan. For each borrowing we had the option of choosing the Prime rate or one-, two-, or three-month LIBOR plus 1.45%. The interest rate may be reduced to LIBOR plus 1.20% once construction of the property is complete and certain operations hurdles are met. The loan requires payments of interest only during the term of the loan and any accrued interest and outstanding borrowings become due on the maturity date of December 27, 2009. The term of the loan can be extended through December 2011 through the exercise of two 12-month extension periods. As of June 30, 2009, the balance outstanding on the construction loan totaled $100.0 million, bearing interest at a rate of 1.58% per annum.

In August 2008, we completed the final stages of construction on Villas at Chestnut Ridge, an owned off-campus property. The development and construction of Villas at Chestnut was partially financed with a $31.6 million construction loan. For each borrowing we had the option of choosing the Prime rate or one-, two-, three-, or six-month LIBOR plus 1.25%. The loan required payments of interest only during the term of the loan and any accrued interest and outstanding borrowings became due on the maturity date. We extended the term of the loan to August 4, 2009, at which time we paid off the outstanding balance. As of June 30, 2009, the balance outstanding on the construction loan totaled $30.2 million, bearing interest at a weighted average rate of 2.32% per annum.

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

Cullen Oaks Phase I and Phase II loans are currently encumbered by mortgage loans with balances as of June 30, 2009 of approximately $16.3 million and $16.5 million, respectively. In February 2007, we extended the maturity date of these loans to February 2014. The loans bear interest at a rate of LIBOR plus 1.35% and required payments of interest only through May 2008 and monthly payments of principal and interest from May 2008 through the maturity date. In connection with these loan extensions, we terminated the existing interest rate swap agreement on the Cullen Oaks Phase I loan and entered into a new interest rate swap agreement effective February 15, 2007 through February 15, 2014, that is designated to hedge our exposure to fluctuations on interest payments attributed to changes in interest rates associated with payments on the Cullen Oaks Phase I and Phase II loans. Under the terms of the interest rate swap agreement, we pay a fixed rate of 6.69% per annum and receive a floating rate of LIBOR plus 1.35%. Pursuant to the Leases, in the event the leasehold estate does not achieve Financial Break Even (defined as revenues less operating expenses, excluding management fees, less debt service), the applicable Lessor would be required to make a rental payment, also known as the Contingent Payment, sufficient to achieve Financial Break Even. The Contingent Payment provision remains in effect until such time as any financing placed on the facilities would receive an investment grade rating without the Contingent Payment provision. In the event that the Lessor is required to make a Contingent Payment, future net cash flow distributions would be first applied to repay such Contingent Payments and then to unpaid management fees prior to normal distributions. We have guaranteed payment of this property’s indebtedness.

The weighted average interest rate of the indebtedness encumbering our on-campus participating properties was 7.17% at June 30, 2009.

Off Balance Sheet Items

As discussed in Note 7 in the accompanying Notes to Consolidated Financial Statements contained in Item 1 herein, we hold a 10% equity interest in two unconsolidated joint ventures with mortgage debt outstanding of approximately $342.3 million as of June 30, 2009. Our Operating Partnership serves as non-recourse, carve-out guarantor of this debt, which means we are liable to the lender for any loss, damage, cost, expense, liability, claim or other obligation incurred by the lender arising out of or in connection with certain non-recourse exceptions in connection with the debt. Pursuant to the limited liability company agreements of the joint ventures, the joint ventures agreed to indemnify, defend and hold harmless the Operating Partnership with respect to such obligations, except to the extent such obligations were caused by the willful misconduct, gross negligence, fraud or bad faith of the Operating Partnership or its employees, agents or affiliates.

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

The following table presents a reconciliation of our FFO to our net (loss) income attributable to common shareholders.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net (loss) income attributable to common shareholders	$(5,310)	$(1,450)	$(5,033)	$3,459
Noncontrolling interests	13	65	245	473
Loss from unconsolidated joint ventures	483	129	1,037	255
FFO from unconsolidated joint ventures (1)	192	(13)	153	(139)
Real estate related depreciation and amortization	20,000	10,943	39,732	18,791
Funds from operations (“FFO”)	$15,378	$9,674	$36,134	$22,839

FFO per share – diluted	$0.31	$0.26	$0.77	$0.69

Weighted average common shares outstanding – diluted	49,666,473	37,383,565	46,864,604	33,272,354

(1)
Represents our share of the FFO from three joint ventures in which we are a noncontrolling partner. Includes the Hampton Roads Military Housing joint venture in which we have a minimal economic interest as well as our 10% noncontrolling interest in two joint ventures formed or assumed as part of the company’s acquisition of GMH.

While our on-campus participating properties contributed $3.9 million to our revenues for both three month periods ended June 30, 2009 and 2008, and $10.8 million and $10.7 million to our revenues for the six months ended June 30, 2009 and 2008, respectively, under our participating ground leases, we and the participating university systems each receive 50% of the properties’ net cash available for distribution after payment of operating expenses, debt service (which includes significant amounts towards repayment of principal) and capital expenditures. A substantial portion of our revenues attributable to these properties is reflective of cash that is required to be used for capital expenditures and for the amortization of applicable property indebtedness. These amounts do not increase our economic interest in these properties or otherwise benefit us since our interest in the properties terminates upon the repayment of the applicable property indebtedness.

As noted above, FFO excludes GAAP historical cost depreciation and amortization of real estate and related assets because these GAAP items assume that the value of real estate diminishes over time. However, unlike the ownership of our wholly-owned properties, the unique features of our ownership interest in our on-campus participating properties cause the value of these properties to diminish over time. For example, since the ground/facility leases under which we operate the participating properties require the reinvestment from operations of specified amounts for capital expenditures and for the repayment of debt while our interest in these properties terminates upon the repayment of the debt, such capital expenditures do not increase the value of the property to us and mortgage debt amortization only increases the equity of the ground lessor. Accordingly, when considering our FFO, we believe it is also a meaningful measure of our performance to modify FFO to exclude the operations of our on-campus participating properties and to consider their impact on performance by including only that portion of our revenues from those properties that are reflective of our share of net cash flow and the management fees that we receive, both of which increase and decrease with the operating measure of the properties, a measure referred to herein as FFOM.

          Funds From Operations—Modified for Operational Performance of On-Campus Participating Properties:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Funds from operations	$15,378	$9,674	$36,134	$22,839
Elimination of operations of on-campus participating properties and unconsolidated joint venture:
Net loss (income) from on-campus participating properties	1,605	1,356	(409)	(326)
Amortization of investment in on-campus participating properties	(1,092)	(1,074)	(2,182)	(2,143)
FFO from Hampton Roads unconsolidated joint venture (1)	(56)	83	180	209
	15,835	10,039	33,723	20,579
Modifications to reflect operational performance of on-campus participating properties:
Our share of net cash flow (2)	200	368	492	727
Management fees	176	182	499	490
Impact of on-campus participating properties	376	550	991	1,217
Funds from operations – modified for operational performance of on-campus participating properties (“FFOM”) (3)	$16,211	$10,589	$34,714	$21,796

FFOM per share – diluted (3)	$0.33	$0.28	$0.74	$0.66

Weighted average common shares outstanding – diluted	49,666,473	37,383,565	46,864,604	33,272,354

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

Our FFOM may have limitations as an analytical tool because it reflects the unique contractual calculation of net cash flow from our on-campus participating properties, which is different from that of our wholly-owned properties. Additionally, FFOM reflects features of our ownership interests in our on-campus participating properties that are unique to us. Companies that are considered to be in our industry may not have similar ownership structures; and therefore those companies may not calculate a FFOM in the same manner that we do, or at all, limiting its usefulness as a comparative measure. We compensate for these limitations by relying primarily on our GAAP and FFO results and using our modified FFO only supplementally.

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

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

(a)	The annual meeting of shareholders of the Company was held on May 7, 2009.
(b)
The following individuals were reelected as members of the Company’s Board of Directors at the annual meeting held on May 7, 2009: William C. Bayless, Jr., R.D. Burck (Chairman), G. Steven Dawson, Cydney C. Donnell, Edward Lowenthal, Joseph M. Macchione, Brian B. Nickel, Winston W. Walker.

(c)	The following votes were taken in connection with the election of the members of the Company’s Board of Directors at the annual meeting:

Board Member	Votes in Favor	Votes Withheld
William C. Bayless, Jr.	39,214,867	48,300
R.D. Burck	39,201,148	62,019
G. Steven Dawson	39,062,272	200,895
Cydney C. Donnell	39,178,202	84,965
Edward Lowenthal	38,489,275	773,892
Joseph M. Macchione	39,202,191	60,976
Brian B. Nickel	39,200,049	63,118
Winston W. Walker	39,203,581	59,586

(d)
The appointment of Ernst & Young LLP as independent public accountants to audit our consolidated financial statements for the year ending December 31, 2009, was ratified with 39,159,374 affirmative votes cast, 95,946 negative votes cast and 7,847 abstentions. The affirmative vote of the holders of a majority of the outstanding shares of common stock represented at the annual meeting was required to ratify the appointment of Ernst & Young LLP.

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

          Dated: August 7, 2009

AMERICAN CAMPUS COMMUNITIES, INC.

By:	/s/ William C. Bayless, Jr.
William C. Bayless, Jr.
President and Chief Executive Officer

By:	/s/ Jonathan A. Graf
Jonathan A. Graf
Executive Vice President, Chief Financial Officer and Treasurer