Form 10-Q
period 2009-09-30
AMERICAN CAMPUS COMMUNITIES INC
filed 2009-11-06
CIK 1283630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐  No☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

There were 52,203,893 shares of American Campus Communities, Inc.’s common stock with a par value of $0.01 per share outstanding as of the close of business on October 30, 2009.

FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2009

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30, 2009	December 31, 2008
	(Unaudited)
Assets

Investments in real estate:
Wholly-owned properties, net	$2,050,352	$1,986,833
On-campus participating properties, net	66,677	69,302
Investments in real estate, net	2,117,029	2,056,135

Cash and cash equivalents	86,753	25,600
Restricted cash	29,103	32,558
Student contracts receivable, net	7,058	5,185
Other assets	59,760	64,431

Total assets	$2,299,703	$2,183,909

Liabilities and equity

Liabilities:
Secured mortgage, construction and bond debt	$1,055,526	$1,162,221
Senior secured term loan	100,000	100,000
Secured revolving credit facility	-	14,700
Secured agency facility	94,000	-
Accounts payable and accrued expenses	31,679	35,440
Other liabilities	59,880	56,052
Total liabilities	1,341,085	1,368,413

Redeemable noncontrolling interests	35,449	26,286

Equity:
American Campus Communities, Inc. stockholders’ equity: Common stock, $.01 par value, 800,000,000 shares authorized, 52,190,493 and 42,354,283 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	521	423
Additional paid in capital	1,093,018	901,641
Accumulated earnings and dividends	(169,477)	(111,828)
Accumulated comprehensive loss	(4,815)	(5,117)
Total American Campus Communities, Inc. stockholders’ equity	919,247	785,119
Noncontrolling interests	3,922	4,091
Total equity	923,169	789,210

Total liabilities and equity	$2,299,703	$2,183,909

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues:
Wholly-owned properties	$69,735	$60,663	$203,219	$129,638
On-campus participating properties	4,433	4,301	15,229	14,993
Third party development services	1,760	4,519	3,698	6,898
Third party management services	2,229	2,041	6,576	4,185
Resident services	288	610	733	1,409
Total revenues	78,445	72,134	229,455	157,123

Operating expenses:
Wholly-owned properties	39,234	38,812	103,611	69,435
On-campus participating properties	2,690	3,274	7,503	8,068
Third party development and management services	2,842	3,277	8,629	7,713
General and administrative	2,667	3,191	8,244	8,562
Depreciation and amortization	18,630	18,148	59,132	37,291
Ground/facility leases	474	508	1,478	1,235
Total operating expenses	66,537	67,210	188,597	132,304

Operating income	11,908	4,924	40,858	24,819

Nonoperating income and (expenses):
Interest income	21	244	101	1,048
Interest expense	(15,789)	(17,022)	(47,121)	(32,734)
Amortization of deferred financing costs	(845)	(832)	(2,426)	(1,591)
Loss from unconsolidated joint ventures	(907)	(926)	(1,944)	(1,181)
Other nonoperating income	-	486	402	486
Total nonoperating expenses	(17,520)	(18,050)	(50,988)	(33,972)

Loss before income taxes, redeemable noncontrolling interests and discontinued operations	(5,612)	(13,126)	(10,130)	(9,153)
Income tax provision	(135)	(128)	(405)	(261)
Redeemable noncontrolling interests share of loss (income)	87	307	114	(12)
Loss from continuing operations	(5,660)	(12,947)	(10,421)	(9,426)
Loss attributable to discontinued operations	-	(115)	-	(23)
Net loss	(5,660)	(13,062)	(10,421)	(9,449)
Net income attributable to noncontrolling interests	(144)	(32)	(416)	(186)
Net loss attributable to common shareholders	$(5,804)	$(13,094)	$(10,837)	$(9,635)

Loss per share attributable to common shareholders – basic:
Loss from continuing operations per share	$(0.11)	$(0.31)	$(0.24)	$(0.28)
Net loss per share	$(0.11)	$(0.31)	$(0.24)	$(0.28)
Loss per share attributable to common shareholders – diluted:
Loss from continuing operations per share	$(0.11)	$(0.31)	$(0.23)	$(0.27)
Net loss per share	$(0.11)	$(0.31)	$(0.23)	$(0.27)

Weighted-average common shares outstanding:
Basic	52,195,869	42,314,175	47,526,198	35,139,189
Diluted	53,516,117	43,577,493	48,804,267	36,549,728

Distributions declared per common share	$0.3375	$0.3375	$1.0125	$1.0125

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(unaudited, in thousands, except share data)

	Common Shares	Par Value of Common Shares	Additional Paid in Capital	Accumulated Earnings and Distributions	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Equity, December 31, 2008	42,354,283	$423	$901,641	$(111,828)	$(5,117)	$4,091	$789,210
Net proceeds from sale of common stock	9,775,000	98	198,252	-	-	-	198,350
Amortization of restricted stock awards	-	-	1,976	-	-	-	1,976
Vesting of restricted stock awards	50,210	-	(313)	-	-	-	(313)
Issuance of fully vested restricted stock units	9,000	-	55	-	-	-	55
Distributions to common and restricted stockholders	-	-	-	(46,812)	-	-	(46,812)
Distributions to joint venture partners	-	-	-	-	-	(585)	(585)
Conversion of common units to common stock	2,000	-	23	-	-	-	23
Reclassification of noncontrolling interests	-	-	(8,616)	-	-	-	(8,616)
Comprehensive loss:
Change in fair value of interest rate swaps	-	-	-	-	302	-	302
Net loss	-	-	-	(10,837)	-	416	(10,421)
Total comprehensive loss	-	-	-	-	-	-	(10,119)
Equity, September 30, 2009	52,190,493	$521	$1,093,018	$(169,477)	$(4,815)	$3,922	$923,169

See accompanying notes to consolidated financial statements

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2009	2008
Operating activities
Net loss	$(10,421)	$(9,449)
Adjustments to reconcile net loss to net cash provided by operating activities:
Redeemable noncontrolling interests share of (loss) income	(114)	12
Depreciation and amortization	59,132	37,291
Amortization of deferred financing costs and debt premiums/discounts	2,322	868
Share-based compensation	2,078	1,512
Loss from unconsolidated joint ventures	1,944	1,181
Amortization of gain on interest rate swap termination	-	(181)
Income tax provision	405	248
Changes in operating assets and liabilities:
Restricted cash	3,455	(2,499)
Student contracts receivable, net	(1,873)	336
Other assets	(1,072)	(8,079)
Accounts payable and accrued expenses	(4,479)	1,035
Other liabilities	2,533	685
Net cash provided by operating activities	53,910	22,960
Investing activities
Net proceeds from dispositions of real estate	-	4,418
Cash paid for company and property acquisitions	-	(286,350)
Cash paid for land acquisitions	(3,167)	(3,226)
Investments in wholly-owned properties	(99,893)	(115,552)
Investments in unconsolidated joint ventures	(255)	(10,610)
Investments in on-campus participating properties	(645)	(637)
Purchase of corporate furniture, fixtures and equipment	(1,468)	(1,875)
Distributions received from unconsolidated joint ventures	-	15
Net cash used in investing activities	(105,428)	(413,817)
Financing activities
Proceeds from sale of common stock	207,719	264,500
Offering costs	(9,369)	(12,264)
Proceeds from sale of preferred stock	-	131
Proceeds from contribution of properties to joint venture	-	74,368
Proceeds from senior secured term loan	-	100,000
Secured revolving credit facilities, net	79,300	(9,600)
Proceeds from construction loans	5,334	70,629
Pay-off of mortgage and construction loans	(103,027)	(24,225)
Principal payments on debt	(8,898)	(7,569)
Change in construction accounts payable	(1,931)	3,715
Debt issuance and assumption costs	(7,751)	(5,757)
Distributions to common and restricted stockholders	(46,799)	(36,254)
Distributions to noncontrolling partners	(1,907)	(1,590)
Net cash provided by financing activities	112,671	416,084
Net change in cash and cash equivalents	61,153	25,227
Cash and cash equivalents at beginning of period	25,600	12,073
Cash and cash equivalents at end of period	$86,753	$37,300
Supplemental disclosure of non-cash investing and financing activities
Issuance of Common Units in connection with land acquisition	$(2,005)	$-
Issuance of common stock in connection with company acquisition	$-	$(154,739)
Issuance of Common Units in connection with company acquisition	$-	$(199)
Loans assumed in connection with company and property acquisitions	$-	$(615,175)
Change in fair value of derivative instruments, net	$302	$(48)
Supplemental disclosure of cash flow information
Interest paid	$48,350	$33,905

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

As of September 30, 2009, the Company’s property portfolio contained 86 student housing properties with approximately 52,800 beds and approximately 17,200 apartment units, including 40 properties containing approximately 23,500 beds and approximately 7,500 units added as a result of the Company’s acquisition on June 11, 2008 of the student housing business of GMH Communities Trust (“GMH”), as more fully discussed in Note 3 herein.  The Company’s property portfolio consisted of 80 owned off-campus properties that are in close proximity to colleges and universities, two American Campus Equity (“ACETM”) properties operated under ground/facility leases with a related university system and four on-campus participating properties operated under ground/facility leases with the related university systems.  As of September 30, 2009, the Company also owned a noncontrolling interest in two joint ventures that owned an aggregate of 21 student housing properties with approximately 12,100 beds in approximately 3,600 units.  The Company’s communities contain modern housing units and are supported by a resident assistant system and other student-oriented programming, with many offering resort-style amenities.

Through the Company’s taxable REIT subsidiaries (“TRS”), it also provides construction management and development services, primarily for student housing properties owned by colleges and universities, charitable foundations, and others.  As of September 30, 2009, the Company provided third-party management and leasing services for 32 properties (five of which the Company served as the third-party developer and construction manager) that represented approximately 23,700 beds in approximately 9,200 units.  Third-party management and leasing services are typically provided pursuant to multi-year management contracts that have initial terms that range from one to five years.  As of September 30, 2009, the Company’s total owned, joint venture and third-party managed portfolio included 139 properties with approximately 88,600 beds in approximately 30,000 units.

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

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued the Accounting Standards Codification (the “Codification”).  Effective July 1, 2009, the Codification is the single source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in accordance with GAAP.  The guidance explicitly recognizes rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under federal securities laws as authoritative GAAP for SEC registrants.  Adoption of the Codification did not materially impact the Company’s consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS No. 167”), which is not yet included in the Codification.  SFAS No. 167 changes the consolidation analysis for Variable Interest Entities (“VIE’s”) and requires a qualitative analysis to determine the primary beneficiary.  The determination of the primary beneficiary of a VIE is based on whether the entity has the power to direct matters which most significantly impact the activities of the VIE and has the obligation to absorb losses, or the right to receive benefits, of the VIE which could potentially be significant to the VIE.  SFAS No. 167 requires additional disclosures for VIE’s, including disclosures about a reporting entity’s involvement with VIE’s, how a reporting entity’s involvement with a VIE affects the reporting entity’s financial statements, and significant judgments and assumptions made by the reporting entity to determine whether it must consolidate the VIE.  SFAS No. 167 is effective for the Company beginning on January 1, 2010.  The Company is currently evaluating what impact, if any, the adoption of SFAS No. 167 will have on its consolidated financial statements.

Effective June 30, 2009, the Company adopted a policy related to subsequent events which involves accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued.  The adoption of this new accounting guidance did not have any impact on the Company’s consolidated financial statements.

Effective January 1, 2009, the Company adopted policies related to disclosures about derivative instruments and hedging activities, which provides enhanced disclosures about (a) how and why the Company uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under the Company’s accounting policy, and (c) how derivative instruments and related hedged items affect the Company’s financial position, financial performance and cash flows. This adoption did not have a material effect on the Company’s consolidated financial statements.

Effective January 1, 2009, the Company retrospectively adopted newly issued accounting and reporting policies related to noncontrolling interests in consolidated financial statements (previously referred to as minority interests).  See Note 6 herein for a more detailed discussion of noncontrolling interests and the effect of the new accounting guidance on the Company’s consolidated financial statements.

Effective January 1, 2009, the Company adopted policies related to accounting for business combinations, which changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition-related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. This adoption did not have a material effect on the Company’s financial statements.

Effective January 1, 2009, the Company adopted a policy which clarifies that share-based payment awards that entitle their holders to receive nonforfeitable dividends before vesting should be considered participating securities.  As participating securities, these instruments should be included in the computation of earnings per share (“EPS”) using the two-class method. Pursuant to this adoption, the Company’s computation of EPS has been retrospectively adjusted for the three and nine months ended September 30, 2008.

Interim Financial Statements

The accompanying interim financial statements are unaudited, but have been prepared in accordance with GAAP for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission.  Accordingly, they do not include all disclosures required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included.  Because of the seasonal nature of the Company’s operations, the results of operations and cash flows for any interim period are not necessarily indicative of results for other interim periods or for the full year.  These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

Project costs directly associated with the development and construction of an owned real estate project, which include interest, property taxes, and amortization of deferred finance costs, are capitalized as construction in progress.  Upon completion of the project, costs are transferred into the applicable asset category and depreciation commences.  Interest totaling approximately $0.6 million and $1.1 million was capitalized during the three months ended September 30, 2009 and 2008, respectively, and $2.9 million and $4.7 million was capitalized during the nine months ended September 30, 2009 and 2008, respectively.  Amortization of deferred financing costs totaling approximately $35,000 and $0.2 million was capitalized during the three and nine months ended September 30, 2008, respectively.

Management assesses whether there has been an impairment in the value of the Company’s investments in real estate whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Impairment is recognized when estimated expected future cash flows (undiscounted and before interest charges) are less than the carrying value of the property.  The estimation of expected future net cash flows is inherently uncertain and relies on assumptions regarding current and future economics and market conditions.  If such conditions change, then an adjustment to the carrying value of the Company’s long-lived assets could occur in the future period in which the conditions change.  To the extent that a property is impaired, the excess of the carrying amount of the property over its estimated fair value is charged to earnings.  The Company believes that there were no impairments of the carrying values of its investments in real estate as of September 30, 2009.

The Company allocates the purchase price of acquired properties to net tangible and identified intangible assets based on relative fair values.  Fair value estimates are based on information obtained from a number of sources, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property and other market data.  Information obtained about each property as a result of due diligence, marketing and leasing activities is also considered.  The value of in-place leases is based on the difference between (i) the property valued with existing in-place leases adjusted to market rental rates and (ii) the property valued “as-if” vacant.  As lease terms are typically one year or less, rates on in-place leases generally approximate market rental rates.  Factors considered in the valuation of in-place leases include an estimate of the carrying costs during the expected lease-up period considering current market conditions, nature of the tenancy, and costs to execute similar leases.  Carrying costs include estimates of lost rentals at market rates during the expected lease-up period, as well as marketing and other operating expenses.  The value of in-place leases is amortized over the remaining initial term of the respective leases, generally less than one year.  The purchase price of property acquisitions is not expected to be allocated to tenant relationships, considering the terms of the leases and the expected levels of renewals.

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

Owned On-Campus Properties

The Company, as lessee, entered into two 65-year ground and facility leases with a university system to finance, construct, and manage two student housing facilities.  One property was completed in August 2008 and the other property was completed in August 2009.  Both leases include the option to extend the lease term for two additional terms of ten years each, and the lessor has title to the land and any improvements placed thereon.  The Company’s involvement in construction requires the lessor’s post construction ownership of the improvements to be treated as a sale with a subsequent leaseback by the Company.  However, these sale-leaseback transactions do not qualify for sale-leaseback accounting because of the Company’s continuing involvement in the constructed assets.  As a result of the Company’s continuing involvement, these leases are accounted for by the deposit method, in which the assets subject to the ground and facility leases are reflected at historical cost, less amortization, and the financing obligations are reflected at the terms of the underlying financing.

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

Intangible Assets

In connection with property acquisitions completed during 2008, the Company capitalized approximately $19.0 million, related to management’s estimate of the fair value of the in-place leases assumed.  These intangible assets are amortized on a straight-line basis over the average remaining term of the underlying leases.  Amortization expense was approximately $1.4 million and $3.2 million for the three months ended September 30, 2009 and 2008, respectively, and approximately $9.6 million and $4.5 million for the nine months ended September 30, 2009 and 2008, respectively.  The Company also capitalized $1.5 million related to management’s estimate of the fair value of third-party management contracts acquired from GMH in June 2008.  These intangible assets are amortized on a straight-line basis over a period of three years.  Amortization expense related to these acquired management contracts was approximately $0.1 million for both three month periods ended September 30, 2009 and 2008, and approximately $0.4 million and $0.2 million for the nine months ended September 30, 2009 and 2008, respectively.  The amortization of intangible assets is included in depreciation and amortization expense in the accompanying consolidated statements of operations.  See Note 3 herein for a detailed discussion of the property acquisitions completed during 2008.

Deferred Financing Costs

The Company defers financing costs and amortizes the costs over the terms of the related debt using the effective interest method.  Upon repayment of or in conjunction with a material change in the terms of the underlying debt agreement, any unamortized costs are charged to earnings.

Amortization expense, net of amounts capitalized, was approximately $0.8 million for both three month periods ended September 30, 2009 and 2008, and approximately $2.4 million and $1.6 million for the nine months ended September 30, 2009 and 2008, respectively.  Accumulated amortization at September 30, 2009 and December 31, 2008 approximated $11.0 million and $8.9 million, respectively.  Deferred financing costs, net of amortization, are included in other assets on the accompanying consolidated balance sheets.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Joint Ventures

The Company holds interests in both consolidated and unconsolidated joint ventures.  The Company consolidates joint ventures when it exhibits financial or operational control, which is determined using accounting standards related to the consolidation of joint ventures and VIE’s.  For joint ventures that are defined as VIE’s, the primary beneficiary consolidates the entity.  In instances where the Company is not the primary beneficiary, it does not consolidate the joint venture for financial reporting purposes. For joint ventures that are not defined as variable interest entities, management first considers whether the Company is the general partner or a limited partner (or the equivalent in such investments which are not structured as partnerships).  The Company consolidates joint ventures where it is the general partner (or the equivalent) and the limited partners (or the equivalent) in such investments do not have rights which would preclude control and, therefore, consolidation for financial reporting purposes.  For joint ventures where the Company is the general partner (or the equivalent), but does not control the joint venture as the other partners (or the equivalent) hold substantive participating rights, the Company uses the equity method of accounting.  For joint ventures where the Company is a limited partner (or the equivalent), management considers factors such as ownership interest, voting control, authority to make decisions, and contractual and substantive participating rights of the partners (or the equivalent) to determine if the presumption that the general partner controls the entity is overcome.  In instances where these factors indicate the Company controls the joint venture, the Company consolidates the joint venture; otherwise it uses the equity method of accounting.

Debt Premiums and Discounts

Debt premiums and discounts represent fair value adjustments to account for the difference between the stated rates and market rates of debt assumed in connection with the Company’s property acquisitions.  The debt premiums and discounts are amortized to interest expense over the term of the related loans using the effective-interest method.  As of September 30, 2009 and December 31, 2008, net unamortized debt premiums were $4.2 million and $5.7 million, respectively, and net unamortized debt discounts were $9.0 million and $10.4 million, respectively.  Debt premiums and discounts are included in secured mortgage debt on the accompanying consolidated balance sheets.

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

Pre-development expenditures such as architectural fees, permits and deposits associated with the pursuit of third-party and owned development projects are expensed as incurred, until such time that management believes it is probable that the contract will be executed and/or construction will commence.  Because the Company frequently incurs these pre-development expenditures before a financing commitment and/or required permits and authorizations have been obtained, the Company bears the risk of loss of these pre-development expenditures if financing cannot ultimately be arranged on acceptable terms or the Company is unable to successfully obtain the required permits and authorizations.  As such, management evaluates the status of third-party and owned projects that have not yet commenced construction on a periodic basis and expenses any deferred costs related to projects whose current status indicates the commencement of construction is unlikely and/or the costs may not provide future value to the Company in the form of revenues.  Such write-offs are included in third-party development and management services expenses (in the case of third-party development projects) or general and administrative expenses (in the case of owned development projects) on the accompanying consolidated statements of operations.  As of September 30, 2009, the Company has deferred approximately $7.8 million in pre-development costs related to third-party and owned development projects that have not yet commenced construction.   Such costs are included in other assets on the accompanying consolidated balance sheets.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Derivative Instruments and Hedging Activities

The Company records all derivative financial instruments on the balance sheet at fair value.  Changes in fair value are recognized either in earnings or as other comprehensive income, depending on whether the derivative has been designated as a fair value or cash flow hedge and whether it qualifies as part of a hedging relationship, the nature of the exposure being hedged, and how effective the derivative is at offsetting movements in underlying exposure.  The Company discontinues hedge accounting when: (i) it determines that the derivative is no longer effective in offsetting changes in the fair value or cash flows of a hedged item; (ii) the derivative expires or is sold, terminated, or exercised; (iii) it is no longer probable that the forecasted transaction will occur; or (iv) management determines that designating the derivative as a hedging instrument is no longer appropriate.  In all situations in which hedge accounting is discontinued and the derivative remains outstanding, the Company will carry the derivative at its fair value on the balance sheet, recognizing changes in the fair value in current-period earnings.  The Company uses interest rate swaps to effectively convert a portion of its floating rate debt to fixed rate, thus reducing the impact of rising interest rates on interest payments.  These instruments are designated as cash flow hedges and the interest differential to be paid or received is accrued as interest expense. The Company’s counter-parties are major financial institutions.  See Note 10 herein for an expanded discussion on derivative instruments and hedging activities.

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

The following is a summary of the elements used in calculating basic and diluted earnings per share:

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Basic earnings per share calculation:
Loss from continuing operations attributable to common shareholders	$(5,804)	$(12,979)	$(10,837)	$(9,612)
Amount allocated to participating securities	(157)	(96)	(496)	(303)
Loss from continuing operations attributable to common shareholders, net of amount allocated to participating securities	(5,961)	(13,075)	(11,333)	(9,915)
Loss from discontinued operations attributable to common shareholders	-	(115)	-	(23)
Net loss attributable to common shareholders, as adjusted – basic	$(5,961)	$(13,190)	$(11,333)	$(9,938)

Loss from continuing operations attributable to common shareholders, as adjusted – per share	$(0.11)	$(0.31)	$(0.24)	$(0.28)
Loss from discontinued operations attributable to common shareholders – per share	-	-	-	-
Net loss attributable to common shareholders, as adjusted – per share	$(0.11)	$(0.31)	$(0.24)	$(0.28)

Basic weighted average common shares outstanding	52,195,869	42,314,175	47,526,198	35,139,189

Diluted earnings per share calculation:
Loss from continuing operations attributable to common shareholders, net of amount allocated to participating securities	$(5,961)	$(13,075)	$(11,333)	$(9,915)
Income from continuing operations attributable to Series A Preferred Units	46	46	138	138
Loss from continuing operations allocated to Common Units	(133)	(350)	(252)	(125)
Loss from continuing operations attributable to common shareholders, as adjusted	(6,048)	(13,379)	(11,447)	(9,902)
Loss from discontinued operations attributable to common shareholders	-	(115)	-	(23)
Loss from discontinued operations allocated to Common Units	-	(3)	-	(1)
Loss from discontinued operations attributable to common shareholders, as adjusted	-	(118)	-	(24)
Net loss attributable to common shareholders, as adjusted	$(6,048)	$(13,497)	$(11,447)	$(9,926)

Loss from continuing operations attributable to common shareholders, as adjusted – per share	$(0.11)	$(0.31)	$(0.23)	$(0.27)
Loss from discontinued operations attributable to common shareholders, as adjusted – per share	-	-	-	-
Net loss attributable to common shareholders, as adjusted – per share	$(0.11)	$(0.31)	$(0.23)	$(0.27)

Basic weighted average common shares outstanding	52,195,869	42,314,175	47,526,198	35,139,189
Common Units	1,205,285	1,148,355	1,163,106	1,295,576
Series A Preferred Units	114,963	114,963	114,963	114,963
Diluted weighted average common shares outstanding (1)	53,516,117	43,577,493	48,804,267	36,549,728

(1)
465,533 and 283,174 weighted average RSAs are excluded from diluted weighted average common shares outstanding for the three months ended September 30, 2009 and 2008, respectively, and 458,785 and 277,749 weighted average RSAs are excluded from diluted weighted average common shares outstanding for the nine months ended September 30, 2009 and 2008, respectively, because they would be anti-dilutive due to the Company’s loss position for these periods.

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

The acquired properties’ results of operations have been included in the accompanying consolidated statements of operations since their respective acquisition closing dates.  The following pro forma information for the nine months ended September 30, 2008, presents consolidated financial information for the Company as if the property acquisitions discussed above, the $100 million senior secured term loan borrowing, and the April 2008 equity offering and subsequent paydown of the revolving credit facility had occurred on January 1, 2008.  The unaudited pro forma information is provided for informational purposes only and is not indicative of results that would have occurred or which may occur in the future:

Nine Months Ended September 30, 2008
Total revenues	$212,979
Net loss	$(14,852)
Net loss per share – basic	$(0.36)
Net loss per share – diluted	$(0.35)

4.  Investments in Wholly-Owned Properties

Wholly-owned properties consisted of the following:

	September 30, 2009	December 31, 2008
Land (1)	$247,824	$242,653
Buildings and improvements	1,849,181	1,706,184
Furniture, fixtures and equipment	111,820	87,633
Construction in progress	-	63,715
	2,208,825	2,100,185
Less accumulated depreciation	(158,473)	(113,352)
Wholly-owned properties, net	$2,050,352	$1,986,833

(1)	The land balance above includes undeveloped land parcels valued at $23.4 million and $18.2 million as of September 30, 2009 and December 31, 2008, respectively.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On-campus participating properties are as follows:

			Historical Cost
Lessor/University	Lease Commencement	Required Debt Repayment (1)	September 30, 2009	December 31, 2008
Texas A&M University System / Prairie View A&M University (2)	2/1/96	9/1/23	$38,892	$38,732
Texas A&M University System / Texas A&M International	2/1/96	9/1/23	6,211	6,163
Texas A&M University System / Prairie View A&M University (3)	10/1/99	8/31/25 / 8/31/28	24,371	24,191
University of Houston System / University of Houston (4)	9/27/00	8/31/35	35,156	34,899
			104,630	103,985
Less accumulated amortization			(37,953)	(34,683)
On-campus participating properties, net			$66,677	$69,302

(1)	Represents the effective lease termination date. The Leases terminate upon the earlier to occur of the final repayment of the related debt or the end of the contractual lease term.

(2)	Consists of three phases placed in service between 1996 and 1998.

(3)	Consists of two phases placed in service in 2000 and 2003.

(4)	Consists of two phases placed in service in 2001 and 2005.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.   Noncontrolling Interests

Third-party joint venture partners:  Effective January 1, 2009, the Company adopted accounting guidance governing the portions of equity (net assets) in subsidiaries that are held by owners other than the parent, referred to as noncontrolling interests (formerly minority interests).  The Company consolidates four joint ventures that own and operate the Callaway House, University Village at Sweet Home, University Centre and Villas at Chestnut Ridge owned-off campus properties.  The portion of net assets attributable to the third-party partners in these joint ventures is classified as “noncontrolling interests” within equity on the accompanying consolidated balance sheets.  Accordingly, the third-party partners’ share of the income or loss of the joint ventures is reported on the consolidated statements of operations as “noncontrolling interests share of net income / loss.”

Operating Partnership units:  The Company also follows accounting guidance stipulating that securities that are redeemable for cash or other assets at a fixed or determinable price on a fixed or determinable date, at the option of the holder, or upon the occurrence of an event that is not solely within the control of the issuer, must be classified outside of permanent equity in the mezzanine section of the consolidated balance sheets.  In accordance with such guidance, management evaluates whether the Company controls the actions or events necessary to issue the maximum number of shares that could be required to be delivered under share settlement of the contract.  Based on this assessment, which includes evaluating terms in the applicable agreements related to redemption provisions, the Company has determined that Common Units and Series A Preferred Units in the Operating Partnership should be classified as “redeemable noncontrolling interests” in the mezzanine section of the consolidated balance sheets.

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

During the nine months ended September 30, 2009 and 2008, 2,000 and 343,182 Common Units, respectively, were converted into shares of the Company’s common stock.  As of September 30, 2009 and December 31, 2008, approximately 2% and 3%, respectively, of the equity interests of the Operating Partnership was held by owners of Common Units and Series A Preferred Units.

7.   Investment in Unconsolidated Joint Ventures

Investments in unconsolidated joint ventures are accounted for utilizing the equity method.   As discussed in Note 2 herein, the equity method is used when the Company has the ability to exercise significant influence over operating and financial policies of the joint venture but does not have control of the joint venture.  Under the equity method, these investments are initially recognized in the balance sheet at cost and are subsequently adjusted to reflect the Company’s proportionate share of net earnings or losses of the joint venture, distributions received, contributions, and certain other adjustments, as appropriate.   When circumstances indicate there may have been a loss in value of an equity method investment, the Company evaluates the investment for impairment by estimating the Company’s ability to recover its investment from future expected discounted cash flows.  If the Company determines the loss in value is other than temporary, the Company recognizes an impairment charge to reflect the investment at fair value. The Company believes that there were no impairments of the carrying values of its equity method investments as of September 30, 2009.

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

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Fidelity Joint Ventures are funded in part with secured third party debt in the amount of $342.2 million.  The Operating Partnership serves as non-recourse, carve-out guarantor of this debt, which means the Operating Partnership is liable to the lender for any loss, damage, cost, expense, liability, claim or other obligation incurred by the lender arising out of or in connection with certain non-recourse exceptions in connection with the debt.  Pursuant to the respective limited liability company agreements, the Fidelity Joint Ventures agreed to indemnify, defend and hold harmless the Operating Partnership with respect to such obligations, except to the extent such obligations were caused by the willful misconduct, gross negligence, fraud or bad faith of the Operating Partnership or its employees, agents or affiliates.  Therefore, the Operating Partnership’s exposure under the guarantees for obligations not caused by the willful misconduct, gross negligence, fraud or bad faith of the Operating Partnership or its employees, agents or affiliates is not expected to exceed the Company’s 10% proportionate interest in the related mortgage debt.

The Company’s $8.2 million and $9.4 million investment in these two joint ventures at September 30, 2009 and December 31, 2008, respectively, is included in other assets in the accompanying consolidated balance sheets, and the Company’s $0.8 million and $1.4 million share in the loss from these two joint ventures for the three and nine months ended September 30, 2009, respectively, is included in loss from unconsolidated joint ventures in the accompanying consolidated statements of operations.  For the three and nine months ended September 30, 2009, the Company earned $0.6 million and $1.8 million, respectively, in property management fees from these joint ventures.  Due to the respective limited liability company agreements not providing for maximum capital commitments from the members, the Company’s maximum exposure to loss stemming from its investment in the Fidelity Joint Ventures could be unlimited.

Hampton Roads Joint Venture:  The Company also holds a noncontrolling equity interest in a joint venture that owns a military housing privatization project with the United States Navy to design, develop, construct, renovate, and manage unaccompanied soldier housing located on naval bases in Norfolk and Newport News, Virginia.  The project is financed through taxable revenue bonds.  The Company’s $0.4 million and $1.0 million investment in this joint venture at September 30, 2009 and December 31, 2008, respectively, is included in other assets in the accompanying consolidated balance sheets, and the Company’s share in the loss from this joint venture of $59,000 and $0.2 million for the three months ended September 30, 2009 and 2008, respectively, and $0.5 million and $0.2 million for the nine months ended September 30, 2009 and 2008, respectively, is included in loss from unconsolidated joint ventures in the accompanying consolidated statements of operations.  The Company earned combined development and management fees from this joint venture of $0.3 million and $0.2 million for the three months ended September 30, 2009 and 2008, respectively, and $0.9 million and $0.6 million for the nine months ended September 30, 2009 and 2008, respectively.

8.   Debt

A summary of the Company’s outstanding consolidated indebtedness, including unamortized debt premiums and discounts, is as follows:

	September 30, 2009	December 31, 2008
Debt secured by wholly-owned properties:
Mortgage loans payable	$876,160	$955,847
Construction loans payable	100,000	124,819
	976,160	1,080,666
Debt secured by on-campus participating properties:
Mortgage loans payable	32,790	32,991
Bonds payable	51,390	53,275
	84,180	86,266
Senior secured term loan	100,000	100,000
Secured revolving credit facility	-	14,700
Secured agency facility	94,000	-
Unamortized debt premiums	4,174	5,682
Unamortized debt discounts	(8,988)	(10,393)
Total debt	$1,249,526	$1,276,921

Pay-off of Mortgage and Construction Debt

During the nine months ended September 30, 2009, the Company borrowed from the secured revolving credit facility and used equity offering proceeds (see Note 1) to pay off $72.8 million of fixed-rate mortgage debt and $30.2 million of variable-rate construction debt, secured by 11 of its wholly-owned properties.

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

Secured Revolving Credit Facility

In August 2009, the Operating Partnership renewed its revolving credit facility and increased the size of the facility from $160 million to $225 million.  The facility may be expanded by up to an additional $75 million upon the satisfaction of certain conditions.  The maturity date of the facility is August 14, 2012 and can be extended 12 months through August 2013.  The facility is currently secured by seven of the Company’s wholly-owned properties.

Availability under the revolving credit facility is limited to an “aggregate borrowing base amount” equal to the lesser of (i) 50% to 65% of the value of certain properties, calculated as set forth in the credit facility, and (ii) the adjusted net operating income from these properties divided by a formula amount.  The facility bears interest at a variable rate, at the Company’s option, based upon a base rate or one-, two-, or three-month LIBOR, with a LIBOR floor of 2.0%, plus, in each case, a spread based upon the Company’s total leverage.  Additionally, the Company is required to pay an unused commitment fee of 0.35% per annum.  In September 2009, the Company paid off the entire balance on the revolving credit facility using proceeds from the secured agency facility discussed below.  As of September 30, 2009, the total availability under the facility (subject to the satisfaction of certain financial covenants) totaled $155.4 million.

The terms of the facility include certain restrictions and covenants, which limit, among other items, the incurrence of additional indebtedness, liens, and the disposition of assets. The facility contains customary affirmative and negative covenants and also contains financial covenants that, among other things, require the Company to maintain certain minimum ratios of “EBITDA” (earnings before interest, taxes, depreciation and amortization) to fixed charges.  The Company may not pay distributions that exceed a specified percentage of funds from operations, as adjusted, for any four consecutive quarters.  The financial covenants also include consolidated net worth and leverage ratio tests.  As of September 30, 2009, the Company was in compliance with all such covenants.

Secured Agency Facility

In September 2009, the Company closed a $125 million secured revolving credit facility with a Freddie Mac lender.  The facility has a five-year term and is currently secured by eight properties referred to as the “Collateral Pool.”  The facility bears interest at one- or three-month LIBOR plus a spread that varies based on the debt service ratio of the Collateral Pool.  Additionally, the Company is required to pay an unused commitment fee of 1.0% per annum.  As of September 30, 2009, the balance outstanding on the secured agency facility totaled $94.0 million, bearing interest at a weighted average rate of 2.3%.

Senior Secured Term Loan

On May 23, 2008, the Operating Partnership obtained a $100 million senior secured term loan.  The secured term loan has an initial term of 36 months and can be extended through May 2012 through the exercise of a 12-month extension period.  The secured term loan bears interest at a variable rate, at the Company’s option, based upon a base rate or one-, two-, three-, or six-month LIBOR plus, in each case, a spread based upon the Company’s total leverage.  On June 11, 2008, the Operating Partnership borrowed in full from the secured term loan and used the proceeds to fund a portion of the total cash consideration for the GMH acquisition.  As of September 30, 2009, the balance outstanding on the secured term loan was $100 million.  The Company guarantees the Operating Partnership’s obligations under the secured term loan.  The secured term loan includes the same restrictions and covenants as the revolving credit facility, described above.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On February 23, 2009, the Company entered into two $50.0 million interest rate swap agreements effective March 20, 2009 through February 20, 2012, which are both used to hedge the Company’s exposure to fluctuations in interest payments on its LIBOR-based senior secured term loan.  Under the terms of the two interest rate swap agreements, the Company pays an average fixed rate of 1.7925% and receives a one-month LIBOR floating rate.  As a result of these two interest rate swaps, the Company effectively fixed the interest rate on its senior secured term loan to 3.79% as of September 30, 2009 (1.7925% + 2.0% spread).  In the event that the swaps at any time have a negative fair value below a certain threshold level, the Company is required to post cash into a collateral account pledged to the interest rate swap providers.  As of September 30, 2009, the Company had deposited approximately $0.4 million into a collateral account related to one of the interest rate swaps.  See Note 10 herein for a more detailed discussion of the Company’s derivative instruments and hedging activities.

9.  Incentive Award Plan

The Company has adopted the 2004 Incentive Award Plan (the “Plan”).  The Plan provides for the grant to selected employees and directors of the Company and the Company’s affiliates of stock options, RSUs, RSAs, Common Units, profits interest units (“PIUs”), and other stock-based incentive awards.  The Company has reserved a total of 1,210,000 shares of the Company’s common stock for issuance pursuant to the Plan, subject to certain adjustments for changes in the Company’s capital structure, as defined in the Plan.  As of September 30, 2009, 351,736 shares were available for issuance under the Plan.

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

Upon reelection to the Board of Directors in May 2009, the Chairman of the Board of Directors was granted RSUs valued at $51,500 and the remaining outside members were each granted RSUs valued at $41,500.  The number of RSUs was determined based on the fair market value of the Company’s stock on the date of grant, as defined in the Plan.  All awards vested and settled immediately on the date of grant, and the Company delivered shares of common stock and cash, as determined by the Compensation Committee of the Board of Directors.  A compensation charge of approximately $0.3 million was recorded during the nine months ended September 30, 2009 related to these awards.  A summary of the Company’s RSUs under the Plan as of September 30, 2009 and changes during the nine months ended September 30, 2009, is presented below:

Number of RSUs
Outstanding at December 31, 2008	11,556
Granted	11,870
Settled in common shares	(8,594)
Settled in cash	(9,456)
Outstanding at September 30, 2009	5,376

Restricted Stock Awards

The Company awards RSAs to its executive officers and certain employees that vest in equal annual installments over a three to five year period.  Unvested awards are forfeited upon the termination of an individual’s employment with the Company under specified circumstances.  Recipients of RSAs receive dividends, as declared by the Company’s Board of Directors, on unvested shares, provided that the recipient continues to be employed by the Company.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the Company’s RSAs under the Plan as of September 30, 2009 and changes during the nine months ended September 30, 2009, is presented below:

Number of RSAs
Nonvested balance at December 31, 2008	282,408
Granted	256,650
Vested	(50,210)
Forfeited	(24,089)
Nonvested balance at September 30, 2009	464,759

The Company recognizes the value of these awards as an expense over the vesting periods, which amounted to approximately $0.7 million and $0.4 million for the three months ended September 30, 2009 and 2008, respectively, and $2.0 million and $1.3 million for the nine months ended September 30, 2009 and 2008, respectively.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income (Loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  During the nine months ended September 30, 2009, such derivatives were used to hedge the variable cash flows associated with the Company’s $100 million senior secured term loan and the Cullen Oaks Phase I and Phase II loans.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the Company’s outstanding interest rate swap contracts as of September 30, 2009:

Date Entered	Effective Date	Maturity Date	Pay Fixed Rate	Receive Floating Rate Index	Notional Amount	Fair Value
Feb. 12, 2007	Feb. 15, 2007	Feb. 15, 2014	6.689%	LIBOR – 1 mo. plus 1.35%	$33,156	$(3,906)
Feb. 23, 2009	March 20, 2009	Feb. 20, 2012	1.785%	LIBOR – 1 month	50,000	(445)
Feb. 23, 2009	March 20, 2009	Feb. 20, 2012	1.800%	LIBOR – 1 month	50,000	(464)

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of September 30, 2009 and December 31, 2008:

	Derivative Liabilities as of
	September 30, 2009		December 31, 2008
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Interest rate swap contracts	Other liabilities	$4,815	Other Liabilities	$5,117
Total derivatives designated as hedging instruments		$4,815		$5,117

The table below presents the effect of the Company’s derivative financial instruments on other comprehensive income (“OCI”) and the consolidated statements of operations for the nine months ended September 30, 2009 and 2008:

Cash Flow Hedging Relationships	Amount of Income (Loss)Recognized in OCI on Derivative (Effective Portion)		Location of Gain Reclassified from Accumulated OCI Into Income	Amount of Gain Reclassified from Accumulated OCI Into Income (Effective Portion)
	Nine Months Ended September 30,			Nine Months Ended September 30,
	2009	2008		2009	2008

Interest rate swap contracts	$302	$(48)	Interest expense	$-	$181

Total	$302	$(48)		$-	$181

The Company reported comprehensive loss of $9.7 million for the nine months ended September 30, 2008, which includes net loss attributable to American Campus Communities, Inc. and Subsidiaries of $9.6 million as well as an unrealized loss of $48,000 (reflected in the table above).

11.   Fair Value Disclosures

The following table presents information about the Company’s liabilities measured at fair value on a recurring basis as of September 30, 2009, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.  In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities the Company has the ability to access.  Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.  Level 2 inputs include quoted prices for similar assets and liabilities in active markets and inputs other than quoted prices observable for the asset or liability, such as interest rates and yield curves observable at commonly quoted intervals.  Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

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

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Liabilities Measured at Fair Value on a Recurring Basis

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at September 30, 2009
Derivative financial instruments	$-	$4,815	$-	$4,815

The Company uses derivative financial instruments, specifically interest rate swaps, for nontrading purposes.  The Company uses interest rate swaps to manage interest rate risk arising from previously unhedged interest payments associated with variable rate debt.  Through September 30, 2009, derivative financial instruments were designated and qualified as cash flow hedges.  Derivative contracts with positive net fair values inclusive of net accrued interest receipts or payments, are recorded in other assets.  Derivative contracts with negative net fair values, inclusive of net accrued interest payments or receipts, are recorded in other liabilities.  The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative.  This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves.  The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.

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

Although the Company has determined the majority of the inputs used to value its derivative fall within Level 2 of the fair value hierarchy, the credit valuation adjustment associated with its derivative utilizes Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparty.  However, as of September 30, 2009, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivative financial instruments.  As a result, the Company has determined its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

Other Fair Value Disclosures

Cash and Cash Equivalents, Restricted Cash, Student Contracts Receivable, Other Assets, Account Payable and Accrued Expenses and Other Liabilities:  The Company estimated that the carrying amount approximates fair value, due to the short maturity of these instruments.

Derivative Instruments: These instruments are reported on the balance sheet at fair value, which is based on calculations provided by independent, third-party financial institutions and represent the discounted future cash flows expected, based on the projected future interest rate curves over the life of the instrument.

Senior Secured Term Loan, Secured Credit Facilities and Construction Loans: the fair value of the Company’s secured term loan, secured credit facilities and construction loans approximate carrying values due to the variable interest rate feature of these instruments.

Mortgage Loans: the fair value of mortgage loans is based on the present value of the cash flows at current rates through maturity.

Bonds Payable: the fair value of bonds payable is based on market quotes for bonds outstanding.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The table below contains the estimated fair value and related carrying amounts for the Company’s mortgage loans and bonds payable as of September 30, 2009 and December 31, 2008:

	September 30, 2009		December 31, 2008
	Fair Value	Carrying Amount	Fair Value	Carrying Amount
Mortgage loans	$943.5	$904.1	$1,000.1	$984.1
Bonds payable	51.6	51.4	52.8	53.3

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

In the normal course of business, the Company enters into various development-related purchase commitments with parties that provide development-related goods and services.  In the event that the Company was to terminate development services prior to the completion of projects under construction, the Company could potentially be committed to satisfy outstanding purchase orders with such parties.  At September 30, 2009, management did not anticipate any material deviations from schedule or budget related to third-party development projects currently in progress.

Guaranty of Joint Venture Mortgage Debt: As mentioned in Note 7, the Fidelity Joint Ventures are funded in part with secured third party debt in the amount of $342.2 million.  The Operating Partnership serves as non-recourse, carve-out guarantor of this debt, which means the Operating Partnership is liable to the lender for any loss, damage, cost, expense, liability, claim or other obligation incurred by the lender arising out of or in connection with certain non-recourse exceptions in connection with the debt.  Pursuant to the respective limited liability company agreements, the Fidelity Joint Ventures agreed to indemnify, defend and hold harmless the Operating Partnership with respect to such obligations, except to the extent such obligations were caused by the willful misconduct, gross negligence, fraud or bad faith of the Operating Partnership or its employees, agents or affiliates.  Therefore, the Operating Partnership’s exposure under the guarantees for obligations not caused by the willful misconduct, gross negligence, fraud or bad faith of the Operating Partnership or its employees, agents or affiliates is not expected to exceed the Company’s 10% proportionate interest in the related mortgage debt.

The Company has estimated the fair value of guarantees entered into to be immaterial.  The Company’s estimated maximum exposure amount under the above guarantees is approximately $351.8 million.

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

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Wholly-Owned Properties
Rental revenues	$70,023	$61,274	$203,952	$131,047
Interest and other income	10	17	32	90
Total revenues from external customers	70,033	61,291	203,984	131,137
Operating expenses before depreciation, amortization, ground/facility lease, and allocation of corporate overhead	39,607	38,546	104,492	68,753
Ground/facility lease	251	125	763	125
Interest expense	13,496	14,994	41,724	28,942
Other nonoperating income	-	486	402	486
Operating income before depreciation, amortization, noncontrolling interests and allocation of corporate overhead	$16,679	$8,112	$57,407	$33,803
Depreciation and amortization	$17,202	$16,709	$54,833	$33,404
Capital expenditures	$31,537	$48,788	$99,893	$118,778
Total segment assets at September 30,	$2,134,602	$1,954,105	$2,134,602	$1,954,105

On-Campus Participating Properties
Rental revenues	$4,433	$4,301	$15,229	$14,993
Interest and other income	7	47	40	179
Total revenues from external customers	4,440	4,348	15,269	15,172
Operating expenses before depreciation, amortization, ground/facility lease, and allocation of corporate overhead	2,544	3,091	7,085	7,533
Ground/facility lease	223	383	715	1,110
Interest expense	1,535	1,521	4,650	4,614
Operating income (loss) before depreciation, amortization, noncontrolling interests and allocation of corporate overhead	$138	$(647)	$2,819	$1,915
Depreciation and amortization	$1,087	$1,087	$3,269	$3,230
Capital expenditures	$464	$441	$645	$637
Total segment assets at September 30,	$78,577	$82,615	$78,577	$82,615

Development Services
Development and construction management fees from external customers	$1,760	$4,519	$3,698	$6,898
Operating expenses	2,205	2,226	6,580	6,671
Operating (loss) income before depreciation, amortization, noncontrolling interests and allocation of corporate overhead	$(445)	$2,293	$(2,882)	$227
Total segment assets at September 30,	$7,724	$8,971	$7,724	$8,971

Property Management Services
Property management fees from external customers	$2,229	$2,041	$6,576	$4,185
Intersegment revenues	2,682	2,421	7,929	5,006
Total revenues	4,911	4,462	14,505	9,191
Operating expenses	1,816	2,557	5,583	4,578
Operating income before depreciation, amortization, noncontrolling interests and allocation of corporate overhead	$3,095	$1,905	$8,922	$4,613
Total segment assets at September 30,	$4,715	$4,407	$4,715	$4,407

Reconciliations
Total segment revenues	$81,144	$74,620	$237,456	$162,398
Unallocated interest income earned on corporate cash	4	179	29	779
Elimination of intersegment revenues	(2,682)	(2,421)	(7,929)	(5,006)
Total consolidated revenues, including interest income	$78,466	$72,378	$229,556	$158,171
Segment operating income before depreciation, amortization, noncontrolling interests and allocation of corporate overhead	$19,467	$11,663	$66,266	$40,558
Depreciation and amortization	(19,475)	(18,980)	(61,558)	(38,882)
Net unallocated expenses relating to corporate overhead	(4,697)	(4,883)	(12,894)	(9,648)
Loss from unconsolidated joint ventures	(907)	(926)	(1,944)	(1,181)
Income tax provision	(135)	(128)	(405)	(261)
Noncontrolling interests share of loss (income)	(57)	275	(302)	(198)
Loss from continuing operations attributable to common shareholders	$(5,804)	$(12,979)	$(10,837)	$(9,612)

Total segment assets	$2,225,618	$2,050,098	$2,225,618	$2,050,098
Unallocated corporate assets	74,085	141,704	74,085	141,704
Total assets	$2,299,703	$2,191,802	$2,299,703	$2,191,802

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.  Subsequent Events

The Company evaluates events and transactions that occur after the balance sheet date as potential subsequent events. This evaluation was performed through November 6, 2009, the date on which the Company’s financial statements were issued.

Pay-off of Mortgage Debt:  In October 2009, the Company paid off $7.9 million in fixed-rate mortgage debt secured by one of our wholly-owned properties (University Club Gainesville).

Distributions:  On November 5, 2009, the Company declared a third quarter 2009 distribution per share of $0.3375 which will be paid on November 30, 2009 to all common stockholders of record as of November 16, 2009.  At the same time, the Operating Partnership will pay an equivalent amount per unit to holders of Common Units, as well as the quarterly cumulative preferential distribution to holders of Series A Preferred Units (see Note 6).

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

Our Company and Our Business

American Campus Communities, Inc. (referred to herein as the “Company,” “us,” “we,” and “our”) is a real estate investment trust (“REIT”) that was incorporated on March 9, 2004 and commenced operations effective with the completion of our initial public offering (“IPO”) on August 17, 2004.  Through our controlling interest in American Campus Communities Operating Partnership LP (the “Operating Partnership”), we are one of the largest owners, managers and developers of high quality student housing properties in the United States in terms of beds owned, developed, and under management.  We are a fully integrated, self-managed and self-administered equity REIT with expertise in the acquisition, design, financing, development, construction management, leasing and management of student housing properties.

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

As of September 30, 2009, our property portfolio contained 86 student housing properties with approximately 52,800 beds and approximately 17,200 apartment units, including 40 properties containing approximately 23,500 beds and approximately 7,500 units added as a result of our acquisition of the student housing business of GMH Communities Trust (“GMH”) on June 11, 2008.  Our property portfolio consisted of 80 owned off-campus properties that are in close proximity to colleges and universities, two American Campus Equity (“ACETM”) properties operated under ground/facility leases with a related university system and four on-campus participating properties operated under ground/facility leases with the related university systems.  As of September 30, 2009, we also owned a noncontrolling interest in two joint ventures that owned an aggregate of 21 student housing properties with approximately 12,100 beds in approximately 3,600 units.  Our communities contain modern housing units and are supported by a resident assistant system and other student-oriented programming, with many offering resort-style amenities.

Through our taxable REIT subsidiaries (“TRS”), we provide construction management and development services, primarily for student housing properties owned by colleges and universities, charitable foundations, and others.  As of September 30, 2009, we provided third-party management and leasing services for 32 properties (five of which we served as the third-party developer and construction manager) that represented approximately 23,700 beds in approximately 9,200 units.  Third-party management and leasing services are typically provided pursuant to multi-year management contracts that have initial terms that range from one to five years.  As of September 30, 2009, our total owned, joint venture and third-party managed portfolio was comprised of 139 properties with approximately 88,600 beds in approximately 30,000 units.

Third-Party Development Services

Our third-party development and construction management services as of September 30, 2009 consisted of three projects under contract and currently in progress with fees ranging from $2.5 million to $7.6 million.  As of September 30, 2009, fees of approximately $3.8 million remained to be earned by us with respect to these projects, which have scheduled completion dates of March 2010 through August 2011.

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

American Campus Equity (“ACETM”) Development Activities

An emerging opportunity in the wholly-owned property segment is the equity investment and ownership of on-campus housing via traditional long-term ground leases.  Branded and marketed to colleges and universities as the ACE program, the transaction structure provides us with what we believe is a lower-risk opportunity compared to other off-campus projects, as our ACE projects will have premier on-campus locations with marketing and operational assistance from the university.  The subject university substantially benefits by increasing its housing capacity with modern, well-amenitized student housing with no or minimal impacts to its own credit ratios, preserving the university’s credit capacity to fund academic and research facilities.  During the first nine months of 2009, we were selected by four universities to begin the planning process for the development, ownership and operation of an ACE project.  These 2009 awards, along with the ASU Component III and Boise State University awards, provide us the opportunity to exclusively negotiate with the subject universities with commencement subject to final determination of feasibility, execution and closing of definitive agreements, and various university and municipal approval processes.

Barrett Honors College:  In August 2009, we completed the final stages of construction on our second ACE property located in Tempe, Arizona, which contains 1,721 beds in 602 units and serves students attending Arizona State University.  Total development costs incurred for the project were approximately $132.0 million.

Property Operations

As of September 30, 2009, our property portfolio consisted of the following:

PROPERTY	YR ACQUIRED / DEVELOPED (1)	LOCATION	PRIMARY UNIVERSITY SERVED	UNITS	BEDS

Wholly-Owned properties:

1. Villas on Apache	1999	Tempe, AZ	Arizona State University Main Campus	111	288

2. River Club Apartments	1999	Athens, GA	The University of Georgia – Athens	266	792

3. River Walk Townhomes	1999	Athens, GA	The University of Georgia – Athens	100	336

4. The Village at Blacksburg	2000	Blacksburg, VA	Virginia Polytechnic Inst. & State University	288	1,056

5. The Callaway House	2001	College Station, TX	Texas A&M University	173	538

6. The Village at Alafaya Club	2000	Orlando, FL	The University of Central Florida	228	839

7. The Village at Science Drive	2001	Orlando, FL	The University of Central Florida	192	732

8. University Village at Boulder Creek	2002	Boulder, CO	The University of Colorado at Boulder	82	309

9. University Village at Fresno	2004	Fresno, CA	California State University – Fresno	105	406

10. University Village at TU (2)	2004	Philadelphia, PA	Temple University	220	749

11. University Club Tallahassee	2005	Tallahassee, FL	Florida State University	152	608

12. The Grove at University Club	2005	Tallahassee, FL	Florida State University	64	128

13. College Club Tallahassee	2005	Tallahassee, FL	Florida A&M University	96	384

14. The Greens at College Club	2005	Tallahassee, FL	Florida A&M University	40	160

15. University Club Gainesville	2005	Gainesville, FL	University of Florida	94	376

16. City Parc at Fry Street	2005	Denton, TX	University of North Texas	136	418

17. The Estates	2005	Gainesville, FL	University of Florida	396	1,044

18. University Village at Sweet Home	2005	Amherst, NY	State University of New York – Buffalo	269	828

19. Entrada Real	2006	Tucson, AZ	University of Arizona	98	363

20. Royal Oaks	2006	Tallahassee, FL	Florida State University	82	224

21. Royal Pavilion	2006	Tallahassee, FL	Florida State University	60	204

22. Royal Village Tallahassee	2006	Tallahassee, FL	Florida State University	75	288

23. Royal Village Gainesville	2006	Gainesville, FL	University of Florida	118	448

24. Northgate Lakes	2006	Orlando, FL	The University of Central Florida	194	710

25. Royal Lexington	2006	Lexington, KY	University of Kentucky	94	364

26. The Woods at Greenland	2006	Murfreesboro, TN	Middle Tennessee State University	78	276

27. Raider’s Crossing	2006	Murfreesboro, TN	Middle Tennessee State University	96	276

28. Raider’s Pass	2006	Lubbock, TX	Texas Tech University	264	828

29. Aggie Station	2006	College Station, TX	Texas A&M University	156	450

30. The Outpost San Marcos	2006	San Marcos, TX	Texas State University – San Marcos	162	486

31. The Outpost San Antonio	2006	San Antonio, TX	University of Texas – San Antonio	276	828

32. Callaway Villas	2006	College Station, TX	Texas A&M University	236	704

33. Village on Sixth	2007	Huntington, WV	Marshall University	248	752

34. Newtown Crossing	2007	Lexington, KY	University of Kentucky	356	942

35. Olde Towne University Square	2007	Toledo, OH	University of Toledo	224	550

36. Peninsular Place	2007	Ypsilanti, MI	Eastern Michigan University	183	478

37. University Centre	2007	Newark, NJ	Rutgers University, NJIT, Essex CCC	234	838

38. Sunnyside Commons	2008	Morgantown, WV	West Virginia University	68	161

39. Pirate’s Place	2008	Greenville, NC	East Carolina University	144	528

40. University Highlands	2008	Reno, NV	University of Nevada at Reno	216	732

41. Jacob Heights I	2008	Mankato, MN	Minnesota State University	42	162

PROPERTY	YR ACQUIRED / DEVELOPED (1)	LOCATION	PRIMARY UNIVERSITY SERVED	UNITS	BEDS

42. Jacob Heights III	2008	Mankato, MN	Minnesota State University	24	96

43. The Summit	2008	Mankato, MN	Minnesota State University	192	672

44. GrandMarc – Seven Corners	2008	Minneapolis, MN	University of Minnesota	186	440

45. University Village – Sacramento	2008	Sacramento, CA	California State University – Sacramento	250	394

46. Aztec Corner	2008	San Diego, CA	San Diego State University	180	606

47. University Crossings	2008	Philadelphia, PA	University of Pennsylvania / Drexel	260	1,016

48. Campus Corner	2008	Bloomington, IN	Indiana University	254	796

49. Tower at 3rd	2008	Champaign, IL	University of Illinois	147	295

50. University Mills	2008	Cedar Falls, IA	University of Northern Iowa	121	481

51. Pirates Cove	2008	Greenville, NC	East Carolina University	264	1,056

52. University Manor	2008	Greenville, NC	East Carolina University	168	600

53. Brookstone Village	2008	Wilmington, NC	UNC – Wilmington	124	238

54. Campus Walk – Wilmington	2008	Wilmington, NC	UNC – Wilmington	289	290

55. Riverside Estates	2008	Cayce, SC	University of South Carolina	205	700

56. Cambridge at Southern	2008	Statesboro, GA	Georgia Southern University	228	564

57. Campus Club – Statesboro	2008	Statesboro, GA	Georgia Southern University	276	984

58. University Pines	2008	Statesboro, GA	Georgia Southern University	144	552

59. Lakeside	2008	Athens, GA	University of Georgia	244	776

60. The Club	2008	Athens, GA	University of Georgia	120	480

61. The Edge (formerly Pegusus Connection)	2008	Orlando, FL	Central Florida	306	930

62. University Place	2008	Charlottesville, VA	University of Virginia	144	528

63. Southview	2008	Harrisonburg, VA	James Madison University	240	960

64. Stonegate	2008	Harrisonburg, VA	James Madison University	168	672

65. The Commons	2008	Harrisonburg, VA	James Madison University	132	528

66. University Gables	2008	Murfreesboro, TN	Middle Tennessee State University	168	648

67. Campus Ridge	2008	Johnson City, TN	East Tennessee State University	132	528

68. The Enclave I	2008	Bowling Green, OH	Bowling Green State University	120	480

69. Hawks Landing	2008	Oxford, OH	Miami University of Ohio	122	484

70. Willow Tree Apartments	2008	Ann Arbor, MI	University of Michigan	310	568

71. Willow Tree Towers	2008	Ann Arbor, MI	University of Michigan	163	283

72. Abbott Place	2008	East Lansing, MI	Michigan State University	222	654

73. University Centre – Kalamazoo	2008	Kalamazoo, MI	Western Michigan University	232	700

74. University Meadows	2008	Mt. Pleasant, MI	Central Michigan University	184	616

75. Campus Way	2008	Tuscaloosa, AL	University of Alabama	196	684

76. Campus Walk – Oxford	2008	Oxford, MS	University of Mississippi	108	432

77. Campus Trails	2008	Starkville, MS	Mississippi State University	156	480

78. University Pointe	2008	Lubbock, TX	Texas Tech University	204	682

79. University Trails	2008	Lubbock, TX	Texas Tech University	240	684

80. Vista del Sol (3)	2008	Tempe, AZ	Arizona State University	613	1,866

81. Villas at Chestnut Ridge	2008	Amherst, NY	State University of New York – Buffalo	196	552

82. Barrett Honors College (3) (4)	2009	Tempe, AZ	Arizona State University	602	1,721

Total wholly-owned properties				15,350	48,299

PROPERTY	YEAR ACQUIRED / DEVELOPED (1)	LOCATION	PRIMARY UNIVERSITY SERVED	UNITS	BEDS

On-campus participating properties:

83. University Village – PVAMU	1996 / 97 / 98	Prairie View, TX	Prairie View A&M University	612	1,920

84. University College – PVAMU	2000 / 2003	Prairie View, TX	Prairie View A&M University	756	1,470

85. University Village – TAMIU	1997	Laredo, TX	Texas A&M International University	84	250

86. Cullen Oaks – Phase I and II	2001 / 2006	Houston, TX	The University of Houston	411	879

Total on-campus participating properties				1,863	4,519

Total – all properties				17,213	52,818

(1)	As of September 30, 2009, the average age of our wholly-owned properties was approximately 10.1 years.

(2)	Subject to a 75-year ground lease with Temple University.

(3)	Subject to a 65-year ground/facility lease with Arizona State University.

(4)	Construction was completed and property commenced operations in August 2009.

Results of Operations

Comparison of the Three Months Ended September 30, 2009 and September 30, 2008

The following table presents our results of operations for the three months ended September 30, 2009 and 2008, including the amount and percentage change in these results between the two periods:

	Three Months Ended September 30,
	2009	2008	Change ($)	Change (%)
Revenues:
Wholly-owned properties	$69,735	$60,663	$9,072	15.0%
On-campus participating properties	4,433	4,301	132	3.1%
Third party development services	1,760	4,519	(2,759)	(61.1%)
Third party management services	2,229	2,041	188	9.2%
Resident services	288	610	(322)	(52.8%)
Total revenues	78,445	72,134	6,311	8.7%

Operating expenses:
Wholly-owned properties	39,234	38,812	422	1.1%
On-campus participating properties	2,690	3,274	(584)	(17.8%)
Third party development and management services	2,842	3,277	(435)	(13.3%)
General and administrative	2,667	3,191	(524)	(16.4%)
Depreciation and amortization	18,630	18,148	482	2.7%
Ground/facility leases	474	508	(34)	(6.7%)
Total operating expenses	66,537	67,210	(673)	(1.0%)

Operating income	11,908	4,924	6,984	141.8%

Nonoperating income and (expenses):
Interest income	21	244	(223)	(91.4%)
Interest expense	(15,789)	(17,022)	1,233	(7.2%)
Amortization of deferred financing costs	(845)	(832)	(13)	1.6%
Loss from unconsolidated joint ventures	(907)	(926)	19	(2.1%)
Other nonoperating income	-	486	(486)	(100.0%)
Total nonoperating expenses	(17,520)	(18,050)	530	(2.9%)

Loss before income taxes, redeemable noncontrolling interests and discontinued operations	(5,612)	(13,126)	7,514	(57.2%)
Income tax provision	(135)	(128)	(7)	5.5%
Redeemable noncontrolling interests share of loss	87	307	(220)	(71.7%)
Loss from continuing operations	(5,660)	(12,947)	7,287	(56.3%)
Loss from discontinued operations	-	(115)	115	(100.0%)
Net loss	(5,660)	(13,062)	7,402	(56.7%)
Net income attributable to noncontrolling interests	(144)	(32)	(112)	350.0%
Net loss attributable to common shareholders	$(5,804)	$(13,094)	$7,290	(55.7%)

Wholly-Owned Properties Operations

Revenues from our wholly-owned properties, including resident services revenues earned by our TRS, for the three months ended September 30, 2009 compared with the same period in 2008 increased by $8.8 million primarily due to the acquisition of GMH’s student housing business in June 2008 and the completion of construction and opening of Vista del Sol and Villas at Chestnut Ridge in August 2008 and Barrett Honors College in August 2009.  Operating expenses increased approximately $0.4 million for the three months ended September 30, 2009 compared with the same period in 2008, primarily due to the same factors which affected the increase in revenues.

New Property Operations.  In August 2009, we completed construction of and opened Barrett Honors College, a 1,721-bed property serving students attending Arizona State University.  Additionally, in August 2008, we completed construction of and opened Vista del Sol, serving students attending Arizona State University and Villas at Chestnut Ridge, serving students attending SUNY-Buffalo.  These properties contributed an additional $4.4 million of revenues and an additional $1.3 million of operating expenses during the three months ended September 30, 2009 as compared to the three months ended September 30, 2008.

Same Store Property Operations (Excluding New Property Activity).  We had 79 properties containing 44,160 beds which were operating during both three month periods ended September 30, 2009 and 2008.  These properties produced revenues of $63.2 million and $58.8 million during the three months ended September 30, 2009 and 2008, respectively, an increase of $4.4 million.  This increase was primarily a result of conforming certain GMH accounting policies to be consistent with our policies during the three months ended September 30, 2008, as well as the improved lease up for the 2009/2010 academic year, which resulted in average occupancy rates increasing to 92.3% during the three months ended September 30, 2009 from 85.9% during the three months ended September 30, 2008.  Future revenues will be dependent on our ability to maintain our current leases in effect for the 2009/2010 academic year and our ability to obtain appropriate rental rates and desired occupancy for the 2010/2011 academic year at our various properties during our leasing period, which typically begins in January and ends in August.

At these existing same store properties, operating expenses decreased from $38.0 million for the three months ended September 30, 2008 to $37.1 million for the three months ended September 30, 2009, a decrease of $0.9 million.  This decrease was primarily due to costs incurred in 2008 associated with the hurricane season and savings due to operating efficiencies and integration costs related to the acquisition of GMH’s student housing business in June 2008.  We anticipate that operating expenses for our same store property portfolio for the full year 2009 will increase as compared with 2008, primarily as a result of increased marketing costs incurred to stimulate leasing velocity for the 2009/2010 academic year.

On-Campus Participating Properties (“OCPP”) Operations

We had four participating properties containing 4,519 beds which were operating during both three month periods ended September 30, 2009 and 2008.  Revenues from our participating properties increased to $4.4 million during the three months ended September 30, 2009 from $4.3 million for the three months ended September 30, 2008, an increase of $0.1 million.  This increase was primarily due to an increase in average occupancy from 65.6% during the three months ended September 30, 2008 to 68.6% for the three months ended September 30, 2009.  Occupancy at our on-campus participating properties is typically low in the second and third quarters of each calendar year due to the expiration of the nine-month leases at these properties concurrent with the end of the spring semester.

At these properties, operating expenses decreased from $3.3 million for the three months ended September 30, 2008 to $2.7 million for the three months ended September 30, 2009, a decrease of $0.6 million.  This decrease was primarily due to costs incurred in 2008 associated with the hurricane season.  We anticipate that operating expenses for the full year 2009 will increase slightly as compared with 2008 as a result of expected increases in utility costs and general inflation.

Third Party Development Services Revenue

Third party development services revenue decreased by $2.7 million from $4.5 million during the three months ended September 30, 2008 to $1.8 million for the three months ended September 30, 2009.  The decrease was primarily related to the closing and commencement of construction of the University of California, Irvine – Phase III project in August 2008, which contributed approximately $3.4 million in additional third party development services revenues during the three months ended September 30, 2008; offset by the commencement of construction of the Cleveland State University Phase II project in August 2009, which resulted in approximately $0.9 million in third party development services revenue recognized during the three months ended September 30, 2009.  Closing of additional third-party development services projects during 2009 will be dependent upon the Company’s university clients obtaining project financing, which has been adversely affected by current capital market conditions.

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

Third Party Management Services Revenue

Third party management services revenues increased by $0.2 million from $2.0 million for the three months ended September 30, 2008 to $2.2 million for the three months ended September 30, 2009.  This increase was primarily the result of the commencement of five management contracts in 2009.  We anticipate that third-party management services revenues for the full year 2009 will increase as compared with 2008, primarily as a result of the contracts assumed from GMH in June 2008, and the previously mentioned contracts obtained in 2009.

Third Party Development and Management Services Expenses

Third party development and management services expenses decreased by $0.5 million, from $3.3 million during the three months ended September 30, 2008, to $2.8 million for the three months ended September 30, 2009.  This decrease was primarily due to 2008 being impacted by GMH transition and integration related expenditures related to the third party management contracts assumed in the transaction.  Third-party development and management services expenses for the full year 2009 will be dependent on the level of awards we pursue, the level of new management contracts obtained, and as previously mentioned, any pre-development costs charged against income for projects which do not close.

General and Administrative

General and administrative expenses decreased approximately $0.5 million, from $3.2 million during the three months ended September 30, 2008 to $2.7 million for the three months ended September 30, 2009.  This decrease was primarily due to 2008 being impacted by GMH transition and integration related expenditures.  We anticipate general and administrative expenses to increase for the full year 2009 as a result of an increase in corporate staffing levels experienced as a result of the recent growth of our wholly-owned portfolio, including our acquisition of GMH.

Depreciation and Amortization

Depreciation and amortization increased by $0.5 million, from $18.1 million during the three months ended September 30, 2008 to $18.6 million for the three months ended September 30, 2009.  This increase was primarily due to the completion of construction and opening of Barrett Honors College in August 2009, and the completion of construction and opening of Vista del Sol and Villas at Chestnut Ridge in August 2008, which contributed approximately $1.0 million in additional depreciation expense for the three months ended September 30, 2009.  This increase was offset by a decrease to depreciation and amortization expense of approximately $0.6 million for the GMH properties during the three months ended September 30, 2009.  The valuation assigned to in-place leases for such properties was fully amortized in July 2009, which resulted in a $1.8 million decrease in amortization expense, offset by a $1.2 million increase in depreciation expense for such properties as a result of renovation costs at several GMH properties.  We expect depreciation and amortization expense to increase for the full year 2009 as a result of the addition of the GMH properties to our portfolio and a full year of depreciation on properties acquired and placed in service during 2008 and 2009.

Ground Lease Expense

Ground lease expense remained relatively constant at $0.5 million for both three month periods ended September 30, 2009 and 2008.  The increase in ground lease expense incurred for Vista del Sol, which completed construction and opened in August 2008, was offset by a decrease in ground lease expense incurred at two of our on-campus participating properties, which experienced an increase in vacancies for the 2008/2009 academic year resulting in less cash flow available for distribution.  We expect ground lease expense in 2009 to increase due to the timing of Vista del Sol being placed in service during 2008 and the completion and opening of Barrett Honors College in August 2009.

Interest Income

Interest income decreased by approximately $0.2 million, from $0.2 million for the three months ended September 30, 2008 to $21,000 for the three months ended September 20, 2009.  This decrease was primarily due to a decrease in interest rates during the three months ended September 30, 2009 as compared to the same period in 2008.

Interest Expense

Interest expense decreased $1.2 million, from $17.0 million during the three months ended September 30, 2008 to $15.8 million for the three months ended September 30, 2009.  This decrease was primarily due to the pay-off of $103.0 million of mortgage and construction debt in 2009.  In addition, as a result of a decrease in interest rates during the past year, we experienced a decrease in interest expense on our variable rate construction loan, used to finance the construction of Vista del Sol.  We anticipate that interest expense will increase for the full year 2009 due to additional interest expense incurred in connection with our acquisition of GMH’s student housing business as well as the senior secured term loan entered into in May 2008.

Amortization of Deferred Financing Costs

Amortization of deferred financing costs remained relatively constant at $0.8 million for both three month periods ended September 30, 2009 and 2008.  We anticipate that amortization of deferred financing costs will increase for the full year 2009 due to debt assumed in connection with our acquisition of GMH’s student housing business, the senior secured term loan entered into in May 2008, the refinancing of our existing secured revolving credit facility in August 2009, and the secured agency facility entered into in September 2009.

Loss from Unconsolidated Joint Ventures

Loss from unconsolidated joint ventures represents our share of the net loss from the Hampton Roads military housing joint venture in which we have a minimal economic interest, as well as our 10% share of the loss from two joint ventures owning 21 properties formed or assumed as part of our acquisition of GMH in June 2008.

Loss from unconsolidated joint ventures remained relatively constant at $0.9 million for both three month periods ended September 30, 2009 and 2008.  During the three months ended September 30, 2009, impairment charges were recorded for two properties owned through two of our unconsolidated joint ventures.  Our 10% share of the impairment charges was approximately $0.5 million, which was offset by a decrease in amortization expense for one of the joint ventures, as the valuation assigned to in-place leases for the 15 properties was fully amortized in July 2009.

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

Comparison of the Nine Months Ended September 30, 2009 and September 30, 2008

The following table presents our results of operations for the nine months ended September 30, 2009 and 2008, including the amount and percentage change in these results between the two periods:

	Nine Months Ended September 30,
	2009	2008	Change ($)	Change (%)
Revenues:
Wholly-owned properties	$203,219	$129,638	$73,581	56.8%
On-campus participating properties	15,229	14,993	236	1.6%
Third party development services	3,698	6,898	(3,200)	(46.4%)
Third party management services	6,576	4,185	2,391	57.1%
Resident services	733	1,409	(676)	(48.0%)
Total revenues	229,455	157,123	72,332	46.0%

Operating expenses:
Wholly-owned properties	103,611	69,435	34,176	49.2%
On-campus participating properties	7,503	8,068	(565)	(7.0%)
Third party development and management services	8,629	7,713	916	11.9%
General and administrative	8,244	8,562	(318)	(3.7%)
Depreciation and amortization	59,132	37,291	21,841	58.6%
Ground/facility leases	1,478	1,235	243	19.7%
Total operating expenses	188,597	132,304	56,293	42.5%

Operating income	40,858	24,819	16,039	64.6%

Nonoperating income and (expenses):
Interest income	101	1,048	(947)	(90.4%)
Interest expense	(47,121)	(32,734)	(14,387)	44.0%
Amortization of deferred financing costs	(2,426)	(1,591)	(835)	52.5%
Loss from unconsolidated joint ventures	(1,944)	(1,181)	(763)	64.6%
Other nonoperating income	402	486	(84)	(17.3%)
Total nonoperating expenses	(50,988)	(33,972)	(17,016)	50.1%

Loss before income taxes, redeemable noncontrolling interests and discontinued operations	(10,130)	(9,153)	(977)	10.7%
Income tax provision	(405)	(261)	(144)	55.2%
Redeemable noncontrolling interests share of loss (income)	114	(12)	126	(1,050.0%)
Loss from continuing operations	(10,421)	(9,426)	(995)	10.6%
Loss from discontinued operations	-	(23)	23	(100.0%)
Net loss	(10,421)	(9,449)	(972)	10.3%
Net income attributable to noncontrolling interests	(416)	(186)	(230)	123.7%
Net loss attributable to common shareholders	$(10,837)	$(9,635)	$(1,202)	12.5%

Wholly-Owned Properties Operations

Revenues from our wholly-owned properties, including resident services revenues earned by our TRS, for the nine months ended September 30, 2009 compared with the same period in 2008 increased by $72.9 million primarily due to the acquisition of GMH’s student housing business in June 2008, the completion of construction and opening of Vista del Sol and Villas at Chestnut Ridge in August 2008, and the completion of construction and opening of Barrett Honors College in August 2009.  Operating expenses increased approximately $34.2 million for the nine months ended September 30, 2009 compared with the same period in 2008, primarily due to the same factors which affected the increase in revenues.

New Property Operations.  For the nine months ended September 30, 2009, the GMH student housing properties contributed an additional $56.4 million of revenues and an additional $28.6 million of operating expenses.  In addition, we acquired two properties in February 2008: Pirate’s Place, located near the campus of East Carolina University in Greenville, North Carolina, and Sunnyside Commons, located near the campus of West Virginia University in Morgantown, West Virginia.  In August 2008, we completed construction of and opened Vista del Sol and Villas at Chestnut Ridge, and in August 2009 we completed construction of and opened Barrett Honors College.  These five non-GMH new properties contributed an additional $14.6 million of revenues and an additional $4.3 million of operating expenses during the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008.

Same Store Property Operations (Excluding New Property Activity).  We had 37 properties containing 20,000 beds which were operating during both nine month periods ended September 30, 2009 and 2008.  These properties produced revenues of $97.4 million and $95.5 million during the nine months ended September 30, 2009 and 2008, respectively, an increase of $1.9 million.  This increase was primarily due to an increase in average rental rates during the nine months ended September 30, 2009 as compared to the same period in 2008, as well as an increase in average occupancy from 94.7% during the nine months ended September 30, 2008 to 95.1% during the nine months ended September 30, 2009.

At these existing same store properties, operating expenses increased from $46.1 million for the nine months ended September 30, 2008 to $47.3 million for the nine months ended September 30, 2009, an increase of $1.2 million.  This increase was primarily due to an increase in marketing costs incurred to stimulate leasing velocity for the 2009/2010 academic year.

On-Campus Participating Properties (“OCPP”) Operations

We had four participating properties containing 4,519 beds which were operating during both nine month periods ended September 30, 2009 and 2008.  Revenues from our participating properties increased to $15.2 million during the nine months ended September 30, 2009 from $15.0 million for the nine months ended September 30, 2008, an increase of $0.2 million.  This increase was primarily a result of an increase in average rental rates during the nine months ended September 30, 2009 as compared to the same period in 2008.

At these properties, operating expenses decreased from $8.1 million for the nine months ended September 30, 2008 to $7.5 million for the nine months ended September 30, 2009, a decrease of $0.6 million.  This decrease was primarily due to hurricane costs incurred during the nine months ended September 30, 2008 that were not incurred in the current year.

Third Party Development Services Revenue

Third party development services revenue decreased by $3.2 million, from $6.9 million during the nine months ended September 30, 2008 to $3.7 million for the nine months ended September 30, 2009.  This decrease was primarily related to the closing and commencement of construction of the University of California, Irvine Phase III project in August 2008, which contributed an additional $2.2 million to third party development services revenue during the nine months ended September 30, 2008 compared to the same period in 2009.  In addition, the University of Hawaii – Manoa and Concordia University projects were completed in August 2008 and closing and commencement of construction occurred for The Highlands at Edinboro University of Pennsylvania project in February 2008.  These three projects combined contributed $1.8 million of additional third party development services revenue during the nine months ended September 30, 2008 as compared to the same period in 2009.  These decreases were offset by the commencement of construction of the Cleveland State University Phase II project in August 2009, which resulted in $0.9 million in third party development services revenue recognized during the nine months ended September 30, 2009.

Third Party Management Services Revenue

Third party management services revenues increased by $2.4 million from $4.2 million for the nine months ended September 30, 2008 to $6.6 million for the nine months ended September 30, 2009.  This increase was primarily due to an additional $2.0 million in management fees recognized during the nine months ended September 30, 2009 from third party management contracts assumed as part of the GMH acquisition, including 21 properties owned in two joint ventures with Fidelity in which we have a 10% interest.

Third Party Development and Management Services Expenses

Third party development and management services expenses increased by $0.9 million, from $7.7 million during the nine months ended September 30, 2008 to $8.6 million for the nine months ended September 30, 2009.  This increase was primarily due to an increase in payroll and related costs as a result of an increase in activity for potential ACE projects and new management contracts assumed from GMH.

General and Administrative

General and administrative expenses decreased approximately $0.3 million, from $8.5 million during the nine months ended September 30, 2008 to $8.2 million for the nine months ended September 30, 2009.  This decrease was primarily due to merger costs incurred during the nine months ended September 30, 2008 related to our acquisition of GMH in June 2008.

Depreciation and Amortization

Depreciation and amortization increased by $21.8 million, from $37.3 million during the nine months ended September 30, 2008 to $59.1 million for the nine months ended September 30, 2009.  This increase was primarily due to the acquisition of the GMH student housing business in June 2008, which contributed an additional $17.5 million to depreciation and amortization expense for the nine months ended September 30, 2009, of which $5.1 million related to the valuation assigned to in-place leases for such properties.  The increase was also due to the completion of construction and opening of Vista del Sol and Villas at Chestnut Ridge in August 2008 and Barrett Honors College in August 2009, which contributed an additional $3.6 million to depreciation and amortization expense for the nine months ended September 30, 2009.

Ground Lease Expense

Ground lease expense increased $0.3 million from $1.2 million during the nine months ended September 30, 2008 to $1.5 million for the nine months ended September 30, 2009, primarily due to ground/facility lease costs incurred for Vista del Sol which completed construction and opened in August 2008.

Interest Income

Interest income decreased by $0.9 million, from $1.0 million for the nine months ended September 30, 2008 to $0.1 million for the nine months ended September 30, 2009.  This decrease was primarily due to interest earned on proceeds from our April 2008 equity offering, which were not utilized until the closing of our acquisition of GMH in June 2008, as well as a decrease in interest rates during the nine months ended September 30, 2009 as compared to the same period in 2008.

Interest Expense

Interest expense increased $14.4 million, from $32.7 million during the nine months ended September 30, 2008 to $47.1 million for the nine months ended September 30, 2009.  This increase was primarily due to $598.8 million of mortgage debt assumed from GMH in June 2008.  The debt assumed for properties acquired from GMH contributed an additional $13.2 million of interest expense for the nine months ended September 30, 2009.  We also incurred an additional $1.0 million of interest expense related to the senior secured term loan entered into in May 2008.  An additional $0.9 million of interest expense was incurred during the nine months ended September 30, 2009 related to the variable-rate construction loans for Vista del Sol and Villas at Chestnut Ridge, which completed construction and were placed into service in August 2008.  These increases were offset by a $1.0 million decrease to interest expense related to the pay-off of $43.0 million of additional mortgage loans during the nine months ended September 30, 2009.

Amortization of Deferred Financing Costs

Amortization of deferred financing costs increased approximately $0.8 million from $1.6 million during the nine months ended September 30, 2008 to $2.4 million for the nine months ended September 30, 2009, primarily due to the amortization of additional finance costs incurred to assume debt on properties acquired from GMH and the senior secured term loan entered into in May 2008.

Loss from Unconsolidated Joint Ventures

Loss from unconsolidated joint ventures increased approximately $0.7 million from $1.2 million during the nine months ended September 30, 2008 to $1.9 million for the nine months ended September 30, 2009.  This increase was primarily due to the loss from the two joint ventures formed or assumed as part of our acquisition of GMH in June 2008.

Income Tax Provision

The Company’s provision for income taxes increased by $0.1 million, from $0.3 million for the nine months ended September 30, 2008 to $0.4 million for the nine months ended September 30, 2009.  This increase was primarily a result of additional state and local tax liabilities accrued related to the acquisition of the GMH portfolio in June 2008.

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

Cash Flows

Comparison of Nine Months Ended September 30, 2009 and 2008

Operating Activities

For the nine months ended September 30, 2009, net cash provided by operating activities was approximately $53.9 million, as compared to $23.0 million for the nine months ended September 30, 2008, an increase of $30.9 million.  This increase was primarily due to operating cash flows provided from the timing of the acquisition of the GMH student housing business on June 11, 2008 and the completion of construction and opening of Vista del Sol and Villas at Chestnut Ridge in August 2008 and Barrett Honors College in August 2009.

Investing Activities

Investing activities utilized $105.4 million and $413.8 million for the nine months ended September 30, 2009 and 2008, respectively.  The $308.4 million decrease in cash utilized in investing activities during the nine months ended September 30, 2009 related primarily to a $286.4 million decrease in the use of cash to acquire properties and undeveloped land.  We acquired a total of 44 properties during the nine months ended September 30, 2008 and no properties during the nine months ended September 30, 2009.  In June 2008, we used approximately $269.4 million of cash to acquire the GMH student housing business, including 42 properties containing 24,939 beds located in various markets throughout the country.  We also experienced a $42.1 million decrease in cash used to fund the construction of our wholly-owned development properties.  During the nine months ended September 30, 2009, one wholly-owned property was under development, which was completed and opened for occupancy in August 2009, while three properties were under development during the nine months ended September 30, 2008, two of which were completed and opened for occupancy in August 2008.  These decreases in cash utilized in investing activities were offset by a $26.5 million increase in cash used for capital expenditures at our wholly-owned properties during the first nine months of 2009, as we continued with renovations at several GMH properties.  For the nine months ended September 30, 2009 and 2008, our cash utilized in investing activities was comprised of the following:

	Nine Months Ended September 30,
	2009	2008
Property and land acquisitions	$(3,167)	$(289,576)
Net proceeds from dispositions of real estate	-	4,418
Investments in unconsolidated joint ventures	(255)	(10,610)
Capital expenditures for on-campus participating properties	(645)	(637)
Capital expenditures for wholly-owned properties	(35,205)	(8,727)
Investment in wholly-owned properties under development	(64,688)	(106,825)
Purchase of corporate furniture, fixtures, and equipment	(1,468)	(1,875)
Distributions received from unconsolidated joint venture	-	15
Total	$(105,428)	$(413,817)

Financing Activities

Cash provided by financing activities totaled $112.7 million for the nine months ended September 30, 2009 as compared to $416.1 million during the nine months ended September 30, 2008.  The $303.4 million decrease in cash provided by financing activities was primarily a result of the following: (i) the May 2009 equity offering which raised $198.3 million, net of offering costs, as compared to $252.2 million, net of offering costs, raised in our April 2008 equity offering; (ii) the $100 million senior secured term loan which was fully funded on June 11, 2008, the proceeds of which were used to pay a portion of the cash consideration for the acquisition of GMH; (iii) the contribution of 15 GMH student housing properties to a joint venture in which we received $74.4 million in proceeds and retained a 10% equity interest in the joint venture; (iv) a $65.3 million decrease in proceeds from construction loans used to fund the construction of Vista del Sol, an owned ACE development property, and Villas at Chestnut Ridge, an owned off-campus development property, which both opened for occupancy in August 2008; (v) the pay-off of $103.0 million in mortgage and construction loan debt that matured during the nine months ended September 30, 2009, as compared to the pay-off of $24.2 million in mortgage loan debt during the nine months ended September 30, 2008; (vi) an $88.9 million increase in proceeds (net of paydowns) received from our secured revolving credit facilities as a result of us closing a $125 million secured agency facility in September 2009, of which we borrowed $94 million at closing; and (vii) a $10.5 million increase in distributions to stockholders as a result of issuances of common stock in our April 2008 and May 2009 equity offerings and as partial consideration for the acquisition of GMH.

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

The following table reflects the amounts included in our consolidated financial statements for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues	$4,433	$4,301	$15,229	$14,993
Direct operating expenses (1)	(2,544)	(3,091)	(7,085)	(7,533)
Amortization	(1,087)	(1,087)	(3,269)	(3,230)
Amortization of deferred financing costs	(46)	(46)	(136)	(139)
Ground/facility leases (2)	(223)	(383)	(715)	(1,110)
Net operating income (loss)	533	(306)	4,024	2,981
Interest income	7	47	40	179
Interest expense (3)	(1,535)	(1,521)	(4,650)	(4,614)
Net loss	$(995)	$(1,780)	$(586)	$(1,454)

(1)
Excludes property management fees of $0.2 million for both three month periods ended September 30, 2009 and 2008, and $0.7 million for both nine month periods ended September 30, 2009 and 2008.  This expense and the corresponding fee revenue have been eliminated in consolidation.  Also excludes allocation of expenses related to corporate management and oversight.

(2)
Represents the universities’ 50% share of the properties’ net cash available for distribution after payment of operating expenses, debt service (including payment of principal) and capital expenditures.

(3)
Debt service expenditures for these properties totaled $2.1 million for both three month periods ended September 30, 2009 and 2008, and $6.3 million and $6.2 million for the nine months ended September 30, 2009 and 2008, respectively.

Liquidity and Capital Resources

Cash Balances and Liquidity

As of September 30, 2009, excluding our on-campus participating properties, we had $109.7 million in cash and cash equivalents and restricted cash as compared to $48.6 million in cash and cash equivalents and restricted cash as of December 31, 2008.  Restricted cash primarily consists of escrow accounts held by lenders and resident security deposits, as required by law in certain states.  This increase in cash and cash equivalents was primarily due to the completion of our equity offering in May 2009 and the closing of a $125 million secured agency facility in September 2009.  Our May 2009 equity offering generated net proceeds of approximately $198.3 million.  We used approximately $102.6 million of the offering proceeds to paydown the outstanding balance on our secured revolving credit facility and an additional $73.2 million of offering proceeds to pay-off mortgage and construction debt.  In addition, we used offering proceeds to fund development costs on our recently completed ACE property serving students at Arizona State University.  Upon closing of our secured agency facility in September, we borrowed $94 million and used $27.5 million to paydown the outstanding balance on our secured revolving credit facility.  Additionally, restricted cash as of September 30, 2009 also included $0.1 million of funds held in escrow in connection with potential development opportunities.

As of September 30, 2009, our short-term liquidity needs included, but were not limited to, the following: (i) anticipated distribution payments to our common and restricted stockholders totaling approximately $71.1 million based on an assumed annual cash distribution of $1.35 per share based on the number of our shares outstanding as of September 30, 2009, (ii) anticipated distribution payments to our Operating Partnership unitholders totaling approximately $1.8 million based on an assumed annual distribution of $1.35 per Common Unit and a cumulative preferential per annum cash distribution rate of 5.99% on our Series A Preferred Units based on the number of units outstanding as of September 30, 2009, (iii) payments of approximately $92.2 million of fixed-rate mortgage debt scheduled to mature during the next 12 months, (iv) remaining development costs for Barrett Honors College, and (v) funds for capital improvements at acquired properties and other potential development projects.  As of September 30, 2009, we had $100.0 million of outstanding variable rate construction debt scheduled to mature in December 2009.  In October 2009, we elected to exercise the first of two extension options available to us, which will extend the maturity date to December 2010.  In August 2009, we amended our existing $160 million revolving credit facility to increase the size of the facility to $225 million, extend the maturity date through August 2012 and currently secure the facility with seven of our wholly-owned properties.  In September 2009, we closed on a $125 million secured revolving credit facility with Freddie Mac.  The facility has a five-year term and is initially secured by eight of our wholly-owned properties.  We expect to meet our short-term liquidity requirements by (i) borrowing under our existing secured revolving credit facilities discussed above, (ii) potentially disposing of properties depending on market conditions, and (iii) utilizing net cash provided by operations.

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

Secured Revolving Credit Facility

In August 2009, the Operating Partnership renewed its revolving credit facility and increased the size of the facility from $160 million to $225 million.  The facility may be expanded by up to an additional $75 million upon the satisfaction of certain conditions.  The maturity date of the facility is August 14, 2012 and can be extended 12 months through August 2013.  The facility is currently secured by seven of our wholly-owned properties.

Availability under the revolving credit facility is limited to an “aggregate borrowing base amount” equal to the lesser of (i) 50% to 65% of the value of certain properties, calculated as set forth in the credit facility, and (ii) the adjusted net operating income from these properties divided by a formula amount.  The facility bears interest at a variable rate, at our option, based upon a base rate or one-, two-, or three-month LIBOR, with a LIBOR floor of 2.0%, plus, in each case, a spread based upon our total leverage.  Additionally, we are required to pay an unused commitment fee of 0.35% per annum.  In September 2009, we paid off the entire balance on the revolving credit facility using proceeds from the secured agency facility discussed below.  As of September 30, 2009, the total availability under the facility (subject to the satisfaction of certain financial covenants) totaled $155.4 million.

The terms of the facility include certain restrictions and covenants, which limit, among other items, the incurrence of additional indebtedness, liens, and the disposition of assets. The facility contains customary affirmative and negative covenants and also contains financial covenants that, among other things, require us to maintain certain minimum ratios of “EBITDA” (earnings before interest, taxes, depreciation and amortization) to fixed charges.  We may not pay distributions that exceed a specified percentage of funds from operations, as adjusted, for any four consecutive quarters.  The financial covenants also include consolidated net worth and leverage ratio tests.  As of September 30, 2009, we were in compliance with all such covenants.

Secured Agency Facility

In September 2009, we closed a $125 million secured revolving credit facility with a Freddie Mac lender.  The facility has a five-year term and is currently secured by eight properties referred to as the “Collateral Pool.”  The facility bears interest at one- or three-month LIBOR plus a spread that varies based on the debt service ratio of the Collateral Pool.  Additionally, we are required to pay an unused commitment fee of 1.0% per annum.  As of September 30, 2009, the balance outstanding on the facility totaled $94.0 million, bearing interest at a weighted average rate of 2.3%.

Senior Secured Term Loan

On May 23, 2008, the Operating Partnership obtained a $100 million senior secured term loan.  The secured term loan has an initial term of 36 months and can be extended through May 2012 through the exercise of a 12-month extension period.  The secured term loan bears interest at a variable rate, at our option, based upon a base rate or one-, two-, three-, or six-month LIBOR plus, in each case, a spread based upon our total leverage.  On June 11, 2008, we borrowed in full from the secured term loan and used the proceeds to fund a portion of the total cash consideration for the GMH acquisition.

On February 23, 2009, we entered into two $50.0 million interest rate swap agreements effective March 20, 2009 through February 20, 2012, which are both used to hedge our exposure to fluctuations in interest payments on its LIBOR-based senior secured term loan.  Under the terms of the two interest rate swap agreements, we pay an average fixed rate of 1.7925% and receive one-month LIBOR floating rate.  As a result of these two interest rate swaps, we have effectively fixed the interest rate on our senior secured term loan at 3.79%.  In the event that the swaps at any time have a negative fair value below a certain threshold level, we could be required to post cash into a collateral account pledged to the interest rate swap providers.   As of September 30, 2009, we had deposited approximately $0.4 million into a collateral account related to one of the interest rate swaps.  See Note 10 in the accompanying Notes to Consolidated Financial Statements contained in Item 1 herein for a more detailed discussion of the Company’s derivative instruments and hedging activities.

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

On November 5, 2009, we declared a third quarter 2009 distribution per share of $0.3375 which will be paid on November 30, 2009 to all common stockholders of record as of November 16, 2009.  At the same time, the Operating Partnership will pay an equivalent amount per unit to holders of Common Units, as well as the quarterly cumulative preferential distribution to holders of Series A Preferred Units.

Pre-Development Expenditures

Our third-party and owned development activities have historically required us to fund pre-development expenditures such as architectural fees, permits and deposits.  The closing and/or commencement of construction of these development projects is subject to a number of risks such as our inability to obtain financing on favorable terms and delays or refusals in obtaining necessary zoning, land use, building, and other required governmental permits and authorizations  As such, we cannot always predict accurately the liquidity needs of these activities.  We frequently incur these pre-development expenditures before a financing commitment and/or required permits and authorizations have been obtained.  Accordingly, we bear the risk of the loss of these pre-development expenditures if financing cannot ultimately be arranged on acceptable terms or we are unable to successfully obtain the required permits and authorizations.  Historically, our third-party and owned development projects have been successfully structured and financed; however, these developments have at times been delayed beyond the period initially scheduled, causing revenue to be recognized in later periods.  As of September 30, 2009, we have deferred approximately $7.8 million in pre-development costs related to third-party and owned development projects that have not yet commenced construction.

Indebtedness

As of September 30, 2009, we had approximately $1,254.3 million of outstanding consolidated indebtedness (excluding net unamortized debt discounts and debt premiums of approximately $9.0 million and $4.2 million, respectively), comprised of a $100.0 million balance on our senior secured term loan, $94.0 million balance on our secured agency facility, $976.1 million in mortgage and construction loans secured by our wholly-owned properties, $32.8 million in mortgage loans secured by two phases of an on-campus participating property, and $51.4 million in bond issuances secured by three of our on-campus participating properties.  The weighted average interest rate on our consolidated indebtedness as of September 30, 2009 was 5.11% per annum.  As of September 30, 2009, approximately 15.5% of our total consolidated indebtedness was variable rate debt, comprised of our secured agency facility and Vista del Sol construction loan discussed below.

Wholly-Owned Properties

The weighted average interest rate of the $976.1 million of wholly-owned mortgage and construction debt was 5.34% per annum as of September 30, 2009.  Each of the mortgage loans is a non-recourse obligation subject to customary exceptions.  Each of these mortgages has a 30-year amortization, and none are cross-defaulted or cross-collateralized to any other indebtedness.  The loans generally may not be prepaid prior to maturity; in certain cases prepayment is allowed, subject to prepayment penalties.

In August 2008, we completed the final stages of construction on Vista del Sol, an ACE property.  The development and construction of Vista del Sol was partially financed with a $100.0 million construction loan.  For each borrowing we had the option of choosing the Prime rate or one-, two-, or three-month LIBOR plus 1.45%.  The interest rate may be reduced to LIBOR plus 1.20% once certain operations hurdles are met.  The loan requires payments of interest only during the term of the loan and any accrued interest and outstanding borrowings become due on the maturity date of December 27, 2009.  In October 2009, we elected to exercise the first of two extension options available to us, which will extend the maturity date to December 2010.   As of September 30, 2009, the balance outstanding on the construction loan totaled $100.0 million, bearing interest at a rate of 1.45% per annum.

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

On-Campus Participating Properties

Three of our on-campus participating properties are 100% financed with $51.4 million of outstanding project-based taxable bonds.  Under the terms of these financings, one of our special purpose subsidiaries publicly issued three series of taxable bonds and loaned the proceeds to three special purpose subsidiaries that each hold a separate leasehold interest.  Although a default in payment by these special purpose subsidiaries could result in a default under one or more series of bonds, the indebtedness of any of these special purpose subsidiaries is not cross-defaulted or cross-collateralized with indebtedness of the Company, the Operating Partnership or other special purpose subsidiaries.  Repayment of principal and interest on these bonds is insured by MBIA, Inc.  The loans encumbering the leasehold interests are non-recourse, subject to customary exceptions.

Cullen Oaks Phase I and Phase II loans are currently encumbered by mortgage loans with balances as of September 30, 2009 of approximately $16.3 million and $16.5 million, respectively.  In February 2007, we extended the maturity date of these loans to February 2014.  The loans bear interest at a rate of LIBOR plus 1.35% and required payments of interest only through May 2008 and monthly payments of principal and interest from May 2008 through the maturity date.  In connection with these loan extensions, we terminated the existing interest rate swap agreement on the Cullen Oaks Phase I loan and entered into a new interest rate swap agreement effective February 15, 2007 through February 15, 2014, that is designated to hedge our exposure to fluctuations on interest payments attributed to changes in interest rates associated with payments on the Cullen Oaks Phase I and Phase II loans.  Under the terms of the interest rate swap agreement, we pay a fixed rate of 6.69% per annum and receive a floating rate of LIBOR plus 1.35%.  Pursuant to the Leases, in the event the leasehold estate does not achieve Financial Break Even (defined as revenues less operating expenses, excluding management fees, less debt service), the applicable Lessor would be required to make a rental payment, also known as the Contingent Payment, sufficient to achieve Financial Break Even.  The Contingent Payment provision remains in effect until such time as any financing placed on the facilities would receive an investment grade rating without the Contingent Payment provision.  In the event that the Lessor is required to make a Contingent Payment, future net cash flow distributions would be first applied to repay such Contingent Payments and then to unpaid management fees prior to normal distributions.  We have guaranteed payment of this property’s indebtedness.

The weighted average interest rate of the indebtedness encumbering our on-campus participating properties was 7.18% at September 30, 2009.

Off Balance Sheet Items

As discussed in Note 7 in the accompanying Notes to Consolidated Financial Statements contained in Item 1 herein, we hold a 10% equity interest in two unconsolidated joint ventures with mortgage debt outstanding of approximately $342.2 million as of September 30, 2009.  Our Operating Partnership serves as non-recourse, carve-out guarantor of this debt, which means we are liable to the lender for any loss, damage, cost, expense, liability, claim or other obligation incurred by the lender arising out of or in connection with certain non-recourse exceptions in connection with the debt.  Pursuant to the  limited liability company agreements of the joint ventures, the joint ventures agreed to indemnify, defend and hold harmless the Operating Partnership with respect to such obligations, except to the extent such obligations were caused by the willful misconduct, gross negligence, fraud or bad faith of the Operating Partnership or its employees, agents or affiliates.

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

The following table presents a reconciliation of our FFO to our net loss attributable to common shareholders.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net loss attributable to common shareholders	$(5,804)	$(13,094)	$(10,837)	$(9,635)
Noncontrolling interests	57	(275)	302	198
Loss from unconsolidated joint ventures	907	926	1,944	1,181
FFO from unconsolidated joint ventures (1)	(308)	(216)	(155)	(355)
Real estate related depreciation and amortization	18,249	17,771	57,981	36,562
Funds from operations (“FFO”)	$13,101	$5,112	$49,235	$27,951

FFO per share – diluted	$0.24	$0.12	$1.00	$0.76

Weighted average common shares outstanding – Diluted	53,981,650	43,860,667	49,263,052	36,827,477

(1)
Represents our share of the FFO from three joint ventures in which we are a noncontrolling partner.  Includes the Hampton Roads Military Housing joint venture in which we have a minimal economic interest as well as our 10% noncontrolling interest in two joint ventures formed or assumed as part of the company’s acquisition of GMH.

While our on-campus participating properties contributed $4.4 million and $4.3 million to our revenues for the three months ended September 30, 2009 and 2008, respectively, and $15.2 million and $15.0 million to our revenues for the nine months ended September 30, 2009 and 2008, respectively, under our participating ground leases, we and the participating university systems each receive 50% of the properties’ net cash available for distribution after payment of operating expenses, debt service (which includes significant amounts towards repayment of principal) and capital expenditures. A substantial portion of our revenues attributable to these properties is reflective of cash that is required to be used for capital expenditures and for the amortization of applicable property indebtedness. These amounts do not increase our economic interest in these properties or otherwise benefit us since our interest in the properties terminates upon the repayment of the applicable property indebtedness.

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

Funds From Operations—Modified:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Funds from operations	$13,101	$5,112	$49,235	$27,951
Elimination of operations of on-campus participating properties and unconsolidated joint venture:
Net loss from on-campus participating properties	995	1,780	586	1,454
Amortization of investment in on-campus participating properties	(1,087)	(1,087)	(3,269)	(3,230)
FFO from Hampton Roads unconsolidated joint venture (1)	(180)	(22)	-	187
	12,829	5,783	46,552	26,362
Modifications to reflect operational performance of on-campus participating properties:
Our share of net cash flow (2)	223	383	715	1,110
Management fees	210	206	709	696
Impact of on-campus participating properties	433	589	1,424	1,806

Elimination of our share of impairment charges recorded for unconsolidated joint ventures (3)	464	-	464	-

Funds from operations – modified (“FFOM”)	$13,726	$6,372	$48,440	$28,168

FFOM per share – diluted	$0.25	$0.15	$0.98	$0.76

Weighted average common shares outstanding – diluted	53,981,650	43,860,667	49,263,052	36,827,477

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

(3)	Represents our share of impairment charges recorded for two properties owned through our unconsolidated Fidelity Joint Ventures.

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

Dated:	November 6, 2009

AMERICAN CAMPUS COMMUNITIES, INC.

By:	/s/ William C. Bayless, Jr.

William C. Bayless, Jr. President and Chief Executive Officer

By:	/s/ Jonathan A. Graf

Jonathan A. Graf Executive Vice President, Chief Financial Officer and Treasurer