Form 10-K
period 2009-12-31
AMERICAN CAMPUS COMMUNITIES INC
filed 2010-03-01
CIK 1283630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2009.

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
Yes ☒ No ☐X

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
Yes ☐  No ☐X

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☒                                                                                                           Accelerated filer ☐

Non-accelerated filer ☐  (Do not check if a smaller reporting company)          Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was $1,155,094,432 based on the last sale price of the common equity on June 30, 2009 which is the last business day of the Company’s most recently completed second quarter.

There were 52,208,669 shares of the Company’s common stock with a par value of $0.01 per share outstanding as of the close of business on February 24, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this report incorporates information by reference from the definitive Proxy Statement for the 2010 Annual Meeting of Stockholders.

FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2009

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

As of December 31, 2009, our property portfolio contained 85 student housing properties with approximately 52,100 beds and approximately 17,000 apartment units, including 39 properties containing approximately 22,800 beds and approximately 7,300 units added as a result of our acquisition of the student housing business of GMH Communities Trust (“GMH”) on June 11, 2008.  Our property portfolio consisted of 79 owned off-campus properties that are in close proximity to colleges and universities, two American Campus Equity (“ACETM”) properties operated under ground/facility leases with a related university system and four on-campus participating properties operated under ground/facility leases with the related university systems.  As of December 31, 2009, we also owned a noncontrolling interest in two joint ventures that owned an aggregate of 20 student housing properties with approximately 11,300 beds in approximately 3,400 units.  Our communities contain modern housing units and are supported by a resident assistant system and other student-oriented programming, with many offering resort-style amenities.

Through our taxable REIT subsidiaries (“TRS”), we provide construction management and development services, primarily for student housing properties owned by colleges and universities, charitable foundations, and others.  As of December 31, 2009, we provided third-party management and leasing services for 31 properties (five of which we served as the third-party developer and construction manager) that represented approximately 23,300 beds in approximately 9,100 units.  Third-party management and leasing services are typically provided pursuant to multi-year management contracts that have initial terms that range from one to five years.  As of December 31, 2009, our total owned, joint venture and third-party managed portfolio was comprised of 136 properties with approximately 86,700 beds in approximately 29,500 units.

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

GMH Acquisition:   On June 11, 2008, we completed the acquisition of GMH’s student housing business.  At the time of closing, the GMH student housing portfolio consisted of 42 wholly-owned properties containing 24,939 beds located in various markets throughout the country.  Two of the acquired properties totaling 1,468 beds were sold in the third quarter of 2008 and one property totaling 700 beds was sold on December 31, 2009.  The total consideration paid for GMH was approximately $1,018.7 million, inclusive of transaction costs.

We believe our relationship with university systems and individual educational institutions, our knowledge of the student housing market and our prominence as the first publicly-traded REIT focused exclusively on student housing in the United States will afford us a competitive advantage in acquiring additional student housing properties.

Development:    Since 1996, we have developed 14 of our owned properties, consisting of 10 wholly-owned properties and four on-campus participating properties.  This includes one wholly-owned property that opened for occupancy in August 2009 and two wholly-owned properties that opened for occupancy in August 2008.

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

Property Operations

Unique Leasing Characteristics:  Student housing properties are typically leased by the bed on an individual lease liability basis, unlike multifamily housing where leasing is by the unit.  Individual lease liability limits each resident’s liability to his or her own rent without liability for a roommate’s rent.  A parent or guardian is required to execute each lease as a guarantor unless the resident provides adequate proof of income or financial aid.  The number of lease contracts that we administer is therefore equivalent to the number of beds occupied and not the number of units.  Unlike traditional multifamily housing, most of our leases for an individual property commence and terminate on the same dates and typically have terms of 9 or 12 months.  (Please refer to the property table contained in Item 2 – Properties for a listing of the typical lease terms at our properties.)  As an example, in the case of our typical 12-month leases, the commencement date coincides with the commencement of the respective university’s Fall academic term and the termination date is the last day of the subsequent summer school session.  As such, we must re-lease each property in its entirety each year.

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

Wholly-Owned Properties:  As of December 31, 2009, our Wholly-Owned Properties segment consisted of 79 owned off-campus properties within close proximity to 59 colleges and universities in 23 states and two ACE owned on-campus properties operated under ground/facility leases with a related university system.  Off-campus properties are generally located in close proximity to the school campus, generally with pedestrian, bicycle, or university shuttle access.  Off-campus housing tends to offer more relaxed rules and regulations than on-campus housing, resulting in off-campus housing being generally more appealing to upper-classmen.  We believe that the support of colleges and universities can be beneficial to the success of our wholly-owned properties.  We actively seek to have these institutions recommend our facilities to their students or to provide us with mailing lists so that we may directly market to students and parents.  In some cases, the institutions actually promote our off-campus facilities in their recruiting and admissions literature.  In cases where the educational institutions do not provide mailing lists or recommendations for off-campus housing, most provide comprehensive lists of suitable properties to their students, and we continually work to ensure that our properties are on these lists in each of the markets that we serve.

Off-campus housing is subject to competition for tenants with on-campus housing owned by colleges and universities, and vice versa.  Colleges and universities can generally avoid real estate taxes and borrow funds at lower interest rates than us (and other private sector operators), thereby decreasing their operating costs.  Residence halls owned and operated by the primary colleges and universities in the markets of our off-campus properties may charge lower rental rates, but typically offer fewer amenities than we offer at our properties.  Additionally, most universities are only able to house a small percentage of their overall enrollment, and are therefore highly dependant upon the off-campus market to provide housing for their students.  High-quality, well run off-campus student housing can be a critical component to an institution’s ability to attract and retain students.  Therefore, developing and maintaining good relationships with educational institutions can result in a privately owned off-campus facility becoming, in effect, an extension of the institution’s housing program, with the institution providing highly valued references and recommendations to students and parents.

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

Third-Party Services

Our third-party services consist of development services and management services and are typically provided to university and college clients.  Many of our third-party management services are provided to clients for whom we also provide development services.  While management evaluates the operational performance of our third-party services based on the distinct segments identified below, at times we also evaluate these segments on a combined basis.

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

Property Management Services:  Our Property Management Services segment, conducted by our TRSs, includes revenues generated from third-party management contracts in which we are typically responsible for all aspects of operations, including marketing, leasing administration, facilities maintenance, business administration, accounts payable, accounts receivable, financial reporting, capital projects, and residence life student development.  As of December 31, 2009, we provided third-party management and leasing services for 31 properties that represented approximately 23,300 beds in approximately 9,100 units, five of which we developed.  We provide these services pursuant to multi-year management agreements (generally ranging between one to five years).

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

Employees

As of December 31, 2009, we had approximately 2,183 employees, consisting of:

●	approximately 1,020 on-site employees in our wholly-owned properties segment, including 430 Resident Assistants;

●	approximately 97 on-site employees in our on-campus participating properties segment, including 44 Resident Assistants;

●	approximately 947 employees in our property management services segment, including 860 on-site employees and 87 corporate office employees;

●	approximately 39 corporate office employees in our development services segment; and

●	approximately 80 executive, corporate administration and financial personnel.

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

Forward-looking Statements

This report contains forward-looking statements within the meaning of the federal securities laws. We caution investors that any forward-looking statements presented in this report, or which management may make orally or in writing from time to time, are based on management’s beliefs and assumptions made by, and information currently available to, management. When used, the words “anticipate,” “believe,” “expect,” “intend,” “may,” “might,” “plan,” “estimate,” “project,” “should,” “will,” “result” and similar expressions, do not relate solely to historical matters and are intended to identify forward-looking statements. Such statements are subject to risks, uncertainties and assumptions and may be affected by known and unknown risks, trends, uncertainties and factors that are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. We caution you that forward-looking statements are not guarantees of future performance and will be impacted by actual events when they occur after we make such statements. We expressly disclaim any responsibility to update forward-looking statements, whether as a result of new information, future events or otherwise. Accordingly, investors should use caution in relying on past forward-looking statements, which are based on results and trends at the time they were made, to anticipate future results or trends.

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

The capital and credit markets have been experiencing volatility and disruption, which has made it more difficult to borrow money.  If current levels of market disruption and volatility continue or worsen, we may not be able to obtain new debt financing or refinance our existing debt on favorable terms or at all.  This market turmoil and tightening of credit have led to reduction of business activity generally, which may adversely impact us, including our ability to acquire and dispose of assets and continue our development pipeline.

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

We intend to continue to develop and construct student housing.  These activities may include any of the following risks:

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

We intend to evaluate the potential disposition of assets that may no longer help us meet our objectives.  When we decide to sell an asset, we may encounter difficulty in finding buyers in a timely manner as real estate investments generally cannot be disposed of quickly, especially when market conditions are poor.  These difficulties have been exacerbated in the current credit environment because buyers have experienced difficulty in obtaining the necessary financing.  This may limit our ability to vary our portfolio promptly in response to changes in economic or other conditions.  In addition, in order to maintain our status as a REIT, the Internal Revenue Code imposes restrictions on our ability to sell properties held fewer than two years, which may cause us to incur losses thereby reducing our cash flows and adversely impacting distributions to shareholders.

Our debt level reduces cash available for distribution and could have other important adverse consequences.

As of December 31, 2009, our total consolidated indebtedness was approximately $1,228.2 million (excluding unamortized debt premiums and discounts).  Our debt service obligations expose us to the risk of default and reduce or eliminate cash resources that are available to operate our business or pay distributions that are necessary to maintain our qualification as a REIT.  There is no limit on the amount of indebtedness that we may incur except as provided by the covenants in our corporate-level debt.  We may incur additional indebtedness to fund future property development, acquisitions and other working capital needs, which may include the payment of distributions to our security holders.  The amount available to us and our ability to borrow from time to time under our corporate-level debt is subject to certain conditions and the satisfaction of specified financial covenants.  Our level of debt and the limitations imposed on us by our debt agreements could have significant adverse consequences, including the following:

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

We have a construction loan with a varying interest rate that is dependent upon the market index.  In addition, we have a secured revolving credit facility and secured agency facility both bearing interest at a variable rate on all amounts drawn on the facilities.  We may incur additional variable rate debt in the future.  Increases in interest rates on variable rate debt would increase our interest expense, unless we make arrangements that hedge the risk of rising interest rates, which would adversely affect net income and cash available for payment of our debt obligations and distributions to stockholders.

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

We may encounter delays in completion or experience cost overruns with respect to our properties under construction.

Although we do not currently have any projects under construction, in the long term we intend to continue to construct student housing projects for our portfolio.  Properties under construction may be exposed to various risks referred to elsewhere in these risk factors, including the risks that we may encounter delays in completion and that any such project may experience cost overruns or may not be completed on time.  Additionally, if we do not complete the construction of properties on schedule, we may be required to provide alternative housing to the students with whom we have signed leases.  We generally do not make any arrangements for such alternative housing for these properties and we would likely incur significant expenses in the event we provide such housing.  If construction is not completed on schedule, students may attempt to break their leases and our occupancy at such properties for that academic year may suffer.

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

Under the Americans with Disabilities Act of 1990, or the ADA, all public accommodations must meet federal requirements related to access and use by disabled persons.  Additional federal, state and local laws also may require modifications to our properties, or restrict our ability to renovate our properties.  For example, the Fair Housing Amendments Act of 1988, or FHAA, requires apartment properties first occupied after March 13, 1990 to be accessible to the handicapped.  We have not conducted an audit or investigation of all of our properties to determine our compliance with present requirements.  Noncompliance with the ADA or FHAA could result in the imposition of fines or an award or damages to the government or private litigants and also could result in an order to correct any non-complying feature.  Also, discrimination on the basis of certain protected classes can result in significant awards to victims.  We cannot predict the ultimate amount of the cost of compliance with the ADA, FHAA or other legislation.  If we incur substantial costs to comply with the ADA, FHAA or any other legislation, we could be materially and adversely affected.

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

Risks Related to Our Organization and Structure

Our stock price will fluctuate.

The market price and volume of our common stock will fluctuate due not only to general stock market conditions but also to the risk factors discussed above and below and the following:

●	operating results that vary from the expectations of securities analysts and investors;
●	investor interest in our property portfolio;
●	the reputation and performance of REITs;
●	the attractiveness of REITs as compared to other investment vehicles;
●	our financial condition and the results of our operations;
●	the perception of our growth and earnings potential;
●	dividend payment rates and the form of the payment;
●	increases in market rates, which may lead purchasers of our common stock to demand a higher yield; and
●	changes in financial markets and national economic and general market conditions.

To qualify as a REIT, we may be forced to limit the activities of a TRS.

To qualify as a REIT, no more than 25% of the value of our total assets may consist of the securities of one or more taxable REIT subsidiaries, or TRSs.  Certain of our activities, such as our third-party development, management and leasing services, must be conducted through a TRS for us to qualify as a REIT.  In addition, certain non-customary services must be provided by a TRS or an independent contractor.  If the revenues from such activities create a risk that the value of our TRS entities, based on revenues or otherwise, approaches the 25% threshold, we will be forced to curtail such activities or take other steps to remain under the 25% threshold.  Since the 25% threshold is based on value, it is possible that the IRS could successfully contend that the value of our TRS entities exceeds the 25% threshold even if the TRS accounts for less than 25% of our consolidated revenues, income or cash flow.  Our on-campus participating properties and our third-party services are held by a TRS.  Consequently, income earned from our on-campus participating properties and our third-party services will be subject to regular federal income taxation and state and local income taxation where applicable, thus reducing the amount of cash available for distribution to our security holders.

A TRS is not permitted to directly or indirectly operate or manage a “hotel, motel or other establishment more than one-half of the dwelling units in which are used on a transient basis.”  We believe that our method of operating our TRS entities will not be considered to constitute such an activity.  Future Treasury Regulations or other guidance interpreting the applicable provisions might adopt a different approach, or the IRS might disagree with our conclusion.  In such event we might be forced to change our method of operating our TRS entities, which could adversely affect us, or of one of our TRS entities could fail to qualify as a taxable REIT subsidiary, which would likely cause us to fail to qualify as a REIT.

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

Qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions for which there are only limited judicial and administrative interpretations.  The complexity of these provisions and of the applicable Treasury Regulations that have been promulgated under the Internal Revenue Code is greater in the case of a REIT that, like us, holds its assets through a partnership or a limited liability company.  The determination of various factual matters and circumstances not entirely within our control may affect our ability to qualify as a REIT.  In order to qualify as a REIT, we must satisfy a number of requirements, including requirements regarding the composition of our assets and two “gross income tests”: (a) at least 75% of our gross income in any year must be derived from qualified sources, such as rents from real property, mortgage interest, dividends from other REITs and gains from sale of such assets, and (b) at least 95% of our gross income must be derived from sources meeting the 75% income test above, and other passive investment sources, such as other interest and dividends and gains from sale of securities.  Also, we must pay dividends to stockholders aggregating annually at least 90% of our REIT taxable income, excluding any net capital gains.  In addition, legislation, new regulations, administrative interpretations or court decisions may adversely affect our investors, our ability to qualify as a REIT for federal income tax purposes or the desirability of an investment in a REIT relative to other investments.

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

In order to qualify as a REIT, we are required under the Internal Revenue Code to distribute annually at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain.  A TRS may, in its discretion, retain any income it generates net of any tax liability it incurs on that income without affecting the 90% distribution requirements to which we are subject as a REIT.  Net income of our TRS entities is included in REIT taxable income and increases the amount required to be distributed, only if such amounts are paid out as a dividend by a TRS.  If a TRS distributes any of its after-tax income to us, that distribution will be included in our REIT taxable income.  In addition, we will be subject to income tax at regular corporate rates to the extent that we distribute less than 100% of our net taxable income, including any net capital gains.  Because of these distribution requirements, we may not be able to fund future capital needs, including any necessary acquisition financing, from operating cash flow.  Consequently, we will be compelled to rely on third-party sources to fund our capital needs.  We may not be able to obtain this financing on favorable terms or at all.  Any additional indebtedness that we incur will increase our leverage.  Our access to third-party sources of capital depends, in part, on:

●	general market conditions;
●	our current debt levels and the number of properties subject to encumbrances;
●	our current performance and the market’s perception of our growth potential;
●	our cash flow and cash dividends; and
●	the market price per share of our stock.

If we cannot obtain capital from third-party sources, we may not be able to acquire or develop properties when strategic opportunities exist, satisfy our debt service obligations or make cash distributions to our security holders, including those necessary to qualify as a REIT.

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

Item 1B.  Unresolved Staff Comments

There were no unresolved comments from the staff of the SEC at December 31, 2009.

Item 2.   Properties

The following table presents certain summary information about our properties.  Our properties generally are modern facilities, and amenities at most of our properties include a swimming pool, basketball courts and a large community center featuring a fitness center, computer center, tanning beds, study areas, and a recreation room with billiards and other games. Some properties also have a jacuzzi/hot tub, volleyball courts, tennis courts and in-unit washers and dryers.  Callaway House also has a food service facility.  One wholly-owned property completed construction and opened in August 2009.  Lease terms are generally 12 months at wholly-owned properties and 9 months at our on-campus participating properties.  These properties are included in the Wholly-Owned Properties and On-Campus Participating Properties segments discussed in Item 1 and the accompanying Notes to Consolidated Financial Statements contained in Item 8.  All dollar amounts in this table and others herein, except share and per share amounts, are stated in thousands unless otherwise indicated.

We own fee title to all of these properties except for:

●	University Village at TU, which is subject to a 75-year ground lease with Temple University (with four additional six-year extensions);

●	University Centre, which is subject to a 95-year ground lease;

●	Vista del Sol, which is subject to a 65-year ground/facility lease with Arizona State University (with two additional ten-year extensions);

●	Barrett Honors College, which is subject to a 65-year ground/facility lease with Arizona State University (with two additional ten-year extensions); and

●	Four on-campus participating properties held under ground/facility leases with two university systems.

Property	Year Built	Date Acquired/ Developed	Primary University Served	Typical Lease Term (Mos)	Year Ended December 31, 2009 Revenue		Average Monthly Revenue/ Bed (1)		2009 Average Occupancy (1)	Occupancy as of 12/31/09	# of Buildings	# of Units	# of Beds

WHOLLY-OWNED PROPERTIES

Villas on Apache	1987	May-99	Arizona State University Main Campus	12	$ 1,794		$ 568		86.4%	69.8%	6	111	288

The Village at Blacksburg	1990/ 1998	Dec-00	Virginia Polytechnic Institute and State University	12	4,952		381		99.4%	99.4%	26	288	1,056

River Club Apartments	1996	Aug-99	The University of Georgia - Athens	12	3,301		365		92.8%	96.0%	18	266	792

River Walk Townhomes	1998	Aug-99	The University of Georgia - Athens	12	1,421		362		94.7%	98.5%	20	100	336

The Callaway House (2)	1999	Mar-01	Texas A&M University	9	7,083	(3)	n/a	(3)	103.5%	103.5%	1	173	538

The Village at Alafaya Club	1999	Jul-00	The University of Central Florida	12	6,093		576		99.3%	99.4%	20	228	839

The Village at Science Drive	2000	Nov-01	The University of Central Florida	12	5,372		586		99.4%	99.6%	17	192	732

University Village at Boulder Creek	2002	Aug-02	The University of Colorado at Boulder	12	2,703		697		98.5%	98.4%	4	82	309

University Village at Fresno	2004	Aug-04	California State University - Fresno	12	2,690		510		98.5%	98.3%	9	105	406

University Village at TU (4)	2004	Aug-04	Temple University	12	6,544		669		99.1%	99.2%	3	220	749

University Village at Sweet Home	2005	Aug-05	State University of New York – Buffalo	12	6,076		641		93.7%	99.4%	11	269	828

University Club Tallahassee (5)	2000	Feb-05	Florida State University	12	4,217		436		99.1%	99.0%	19	152	608

The Grove at University Club (5)	2002	Feb-05	Florida State University	12	888		448		96.5%	93.8%	8	64	128

College Club Tallahassee (5)	2001	Feb-05	Florida A&M University	12	2,068		374		87.9%	94.0%	12	96	384

The Greens at College Club (5)	2004	Feb-05	Florida A&M University	12	862		366		89.7%	95.6%	5	40	160

University Club Gainesville	1999	Feb-05	University of Florida	12	2,260		426		96.7%	94.7%	9	94	376

The Estates	2002	Mar-05	University of Florida	12	7,105		566		96.1%	96.9%	20	396	1,044

City Parc at Fry Street	2004	Mar-05	University of North Texas	12	2,923		566		98.6%	98.3%	8	136	418

Entrada Real	2000	Mar-06	University of Arizona	12	2,420		526		99.0%	99.2%	8	98	363

Royal Oaks (5)	1990	Mar-06	Florida State University	12	1,222		434		97.7%	99.1%	4	82	224

Royal Pavilion (5)	1991	Mar-06	Florida State University	12	1,113		427		99.3%	99.5%	4	60	204

Royal Village Tallahassee (5)	1992	Mar-06	Florida State University	12	1,571		432		98.1%	98.3%	4	75	288

Royal Village Gainesville	1996	Mar-06	University of Florida	12	2,838		507		97.8%	97.8%	8	118	448

Northgate Lakes	1997/98	Mar-06	The University of Central Florida	12	4,881		551		98.7%	98.5%	13	194	710

Royal Lexington	1994	Mar-06	The University of Kentucky	12	1,884		399		97.9%	95.9%	4	94	364

The Woods at Greenland	2001	Mar-06	Middle Tennessee State University	12	1,344		402		97.4%	96.0%	3	78	276

Raider’s Crossing	2002	Mar-06	Middle Tennessee State University	12	1,438		423		98.2%	98.2%	4	96	276

Raider’s Pass	2002/03	Mar-06	Texas Tech University	12	4,556		443		99.1%	98.9%	12	264	828

Aggie Station	2003	Mar-06	Texas A&M University	12	2,696		488		99.7%	99.8%	5	156	450

The Outpost San Marcos	2003/04	Mar-06	Texas State University – San Marcos	12	2,761		456		99.1%	98.8%	5	162	486

The Outpost San Antonio	2005	Mar-06	University of Texas – San Antonio	12	5,563		517		99.6%	100.0%	10	276	828

Property	Year Built	Date Acquired/ Developed	Primary University Served	Typical Lease Term (Mos)	Year Ended December 31, 2009 Revenue	Average Monthly Revenue/ Bed (1)	2009 Average Occupancy (1)	Occupancy as of 12/31/09	# of Buildings	# of Units	# of Beds

Callaway Villas	2006	Aug-06	Texas A&M University	12	5,357	646	92.8%	83.9%	20	236	704

Village on Sixth	2000/ 2006	Jan-07	Marshall University	12	3,827	430	95.6%	97.5%	14	248	752

Newtown Crossing	2005/ 2007	Feb-07	University of Kentucky	12	5,637	539	88.8%	88.5%	7	356	942

Olde Town University Square	2005	Feb-07	University of Toledo	12	3,691	533	98.3%	97.3%	4	224	550

Peninsular Place	2005	Feb-07	Eastern Michigan University	12	2,743	479	92.6%	94.8%	2	183	478

University Centre	2007	Aug-07	Rutgers University, NJIT, Essex CCC	9/12	6,585	753	81.2%	89.4%	2	234	838

Subtotal – Same Store Wholly-Owned Properties (6)					130,479	515	96.1%	96.5%	349	6,246	20,000

Sunnyside Commons	1925-2001	Feb-08	West Virginia University	12	791	404	98.7%	98.8%	9	68	161

Pirate’s Place	1996	Feb-08	East Carolina University	12	1,727	265	87.7%	83.0%	12	144	528

The Highlands	2004	June-08	University of Nevada at Reno	12	3,121	426	80.0%	98.8%	17	216	732

Jacob Heights I (5)	2004	June-08	Minnesota State University	12	816	548	74.0%	72.8%	11	42	162

Jacob Heights III (5)	2006	June-08	Minnesota State University	12	484	505	80.3%	72.9%	14	24	96

The Summit (5)	2003	June-08	Minnesota State University	12	3,386	421	96.3%	98.2%	9	192	672

GrandMarc – Seven Corners	2000	June-08	University of Minnesota	12	4,284	745	93.6%	110.0%	1	186	440

University Village – Sacramento	1979	June-08	California State University – Sacramento	12	2,509	571	90.3%	90.1%	41	250	394

Aztec Corner	1995	June-08	San Diego State University	12	4,855	650	99.3%	99.3%	3	180	606

University Crossings	1926/ 2003	June-08	University of Pennsylvania / Drexel	12	7,627	523	97.7%	98.7%	1	260	1,016

Campus Corner	1997	June-08	Indiana University	12	3,189	400	80.0%	97.4%	23	254	796

Tower at 3rd	1973	June-08	University of Illinois	12	2,719	655	97.5%	99.0%	1	147	295

University Mills	2002	June-08	University of Northern Iowa	12	2,132	369	95.5%	98.8%	11	121	481

Pirates Cove	2000	June-08	East Carolina University	12	3,653	321	83.3%	95.8%	26	264	1,056

University Manor	2002	June-08	East Carolina University	12	2,544	351	92.7%	99.3%	18	168	600

Brookstone Village	1993	June-08	UNC – Wilmington	12	1,248	429	94.8%	100.4%	12	124	238

Campus Walk – Wilmington	1989	June-08	UNC – Wilmington	12	1,875	545	93.2%	86.2%	12	289	290

Cambridge at Southern	2006	June-08	Georgia Southern University	12	3,139	508	88.4%	96.1%	13	228	564

Campus Club – Statesboro	2003	June-08	Georgia Southern University	12	4,704	411	90.7%	95.2%	26	276	984

University Pines	2001	June-08	Georgia Southern University	12	2,685	415	92.1%	97.1%	13	144	552

Lakeside	1991	June-08	University of Georgia	12	3,478	384	92.9%	92.7%	20	244	776

The Club	1989	June-08	University of Georgia	12	1,696	306	93.4%	98.3%	17	120	480

The Edge	1999	June-08	Central Florida	12	6,358	554	96.1%	99.5%	21	306	930

University Place	2003	June-08	University of Virginia	12	2,161	400	83.1%	89.0%	12	144	528

Property	Year Built	Date Acquired/ Developed	Primary University Served	Typical Lease Term (Mos)	Year Ended December 31, 2009 Revenue	Average Monthly Revenue/ Bed (1)		2009 Average Occupancy (1)	Occupancy as of 12/31/09	# of Buildings	# of Units	# of Beds

Southview	1998	June-08	James Madison University	12	5,092	436		98.2%	96.5%	21	240	960

Stonegate	2000	June-08	James Madison University	12	3,645	447		98.9%	97.9%	15	168	672

The Commons	1991	June-08	James Madison University	12	2,352	389		91.7%	84.8%	11	132	528

University Gables	2001	June-08	Middle Tennessee State University	12	2,659	351		88.7%	96.1%	15	168	648

Campus Ridge	2003	June-08	East Tennessee State University	12	2,204	361		90.7%	90.0%	10	132	528

The Enclave I	2002	June-08	Bowling Green State University	12	1,337	280		78.8%	99.2%	11	120	480

Hawks Landing	1994	June-08	Miami University of Ohio	12	1,780	449		66.6%	83.3%	13	122	484

Willowtree Apartments (5)	1968	June-08	University of Michigan	12	3,003	480		89.7%	84.9%	13	310	568

Willowtree Towers (5)	1974	June-08	University of Michigan	12	1,496	480		89.6%	84.8%	3	163	283

Abbott Place	1999	June-08	Michigan State University	12	3,085	400		94.3%	99.4%	9	222	654

University Centre – Kalamazoo	2004	June-08	Western Michigan University	12	2,516	366		78.1%	98.4%	23	232	700

University Meadows	2001	June-08	Central Michigan University	12	2,340	355		83.8%	96.6%	23	184	616

Campus Way	1993	June-08	University of Alabama	12	3,293	400		96.3%	98.5%	9	196	684

Campus Walk – Oxford	2001	June-08	University of Mississippi	12	1,505	366		75.6%	91.9%	10	108	432

Campus Trails	1991	June-08	Mississippi State University	12	2,038	350		96.9%	98.5%	14	156	480

University Pointe	2004	June-08	Texas Tech University	12	4,210	506		97.4%	98.8%	11	204	682

University Trails	2003	June-08	Texas Tech University	12	3,930	465		97.9%	98.4%	20	240	684

Vista del Sol (7)	2008	Aug-08	Arizona State University	12	14,921	602		97.5%	95.2%	12	613	1,866

Villas at Chestnut Ridge	2008	Aug-08	State University of New York – Buffalo	12	4,449	670		98.6%	99.3%	12	196	552

Barrett Honors College (7)(8)	2009	Aug-09	Arizona State University	12	5,538	716		95.3%	95.5%	7	602	1,721

Subtotal – New Wholly- Owned Properties					142,574	465		91. 3%	95.6%	605	8,899	27,599

Total – Wholly-Owned Properties					273,053	486		93.3%	96.0%	954	15,145	47,599

ON-CAMPUS PARTICIPATING PROPERTIES (9) (10)

University Village – PVAMU	1996/ 97/98	Aug-96 Aug-98	Prairie View A&M University	9	8,744	502		72.5%	97.7%	30	612	1,920

University College – PVAMU	2000/ 2003	Aug-00 Aug-03	Prairie View A&M University	9	6,398	489		69.6%	99.7%	14	756	1,470

University Village – TAMIU	1997	Aug-97	Texas A&M International University	9	1,253	489		85.1%	93.2%	4	84	250

Cullen Oaks	2001/ 2005	Aug-01 Aug-05	The University of Houston	9	6,332	684		85.3%	98.0%	4	411	879

Total - On-Campus Participating Properties					22,727	533		74.7%	98.1%	52	1,863	4,519

Grand Total- All Properties					$ 295,780	$ 490	(11)	91.7%	96.2%	1,006	17,008	52,118

(1)
Average monthly revenue per bed is calculated based upon our base rental revenue earned during typical lease terms for the year ended December 31, 2009 divided by average occupied beds over the typical lease term.  Average occupancy is calculated based on the average number of occupied beds during typical lease terms for the year ended December 31, 2009 divided by total beds.

(2)	Although we hold an 80% interest in the property, because of our preferred distribution rights, we currently receive substantially all of the property’s net cash flow.

(3)	As rent at this property includes food services, revenue is not comparable to the other properties in this chart.

(4)	Subject to a 75-year ground lease with Temple University.

(5)
For lease administration purposes, University Club Tallahassee and The Grove at University Club are reported combined, College Club Tallahassee and The Greens at College Club are reported combined, Royal Oaks, Royal Pavilion, and Royal Village Tallahassee are reported combined, Jacob Heights I, Jacob Heights III, and The Summit are reported combined, and Willowtree Apartments and Willowtree Towers are reported combined.  As a result, revenue for the year ended December 31, 2009 is allocated to the respective properties based on relative bed count.

(6)	Our same store wholly-owned portfolio represents properties that were owned by us for both of the full years ended December 31, 2009 and 2008.

(7)	Subject to a 65-year ground/facility lease with Arizona State University.

(8)	This property completed construction and opened in the Fall 2009 semester. Average occupancy is calculated based on the period this property was operating in 2009.

(9)
Although our on-campus participating properties accounted for 11.0% of our units, 8.7% of our beds and 7.7% of our revenues for the year ended December 31, 2009, because of the structure of their ownership and financing we have only received approximately $1.0 million in distributions of excess cash flow during the year ended December 31, 2009. The ground/facility leases through which we own our on-campus participating properties provide that the university lessor may purchase our interest in and assume the management of the facility.

(10)	Subject to ground/facility leases with their primary university systems. Average occupancy is calculated based on the nine month academic year (excluding the summer months).

(11)	Does not include revenues from The Callaway House because of its food service component.

Item 3. Legal Proceedings

From time to time, we are subject to various lawsuits, claims and proceedings arising in the ordinary course of business.  As of December 31, 2009, none of these were expected to have a material adverse effect on our cash flows, financial condition, or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our stockholders during the quarter ended December 31, 2009.

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

	High	Low	Distributions Declared
Quarter ended March 31, 2008	$29.50	$24.84	$0.3375
Quarter ended June 30, 2008	$32.08	$26.53	$0.3375
Quarter ended September 30, 2008	$34.75	$27.28	$0.3375
Quarter ended December 31, 2008	$37.00	$15.05	$0.3375
Quarter ended March 31, 2009	$23.43	$14.88	$0.3375
Quarter ended June 30, 2009	$24.17	$16.65	$0.3375
Quarter ended September 30, 2009	$29.09	$19.33	$0.3375
Quarter ended December 31, 2009	$28.86	$25.62	$0.3375

Holders

As of January 31, 2010, there were approximately 16,500 holders of record of the Company’s common stock and 52,208,669 shares of common stock outstanding.

Distributions

We intend to continue to declare quarterly distributions on our common stock. The actual amount, timing and form of payment of distributions, however, will be at the discretion of our Board of Directors and will depend upon our financial condition in addition to the requirements of the Code, and no assurance can be given as to the amounts, timing or form of payment of future distributions.  The payment of distributions is subject to restrictions under the Company’s corporate-level debt described in Note 11 to the Consolidated Financial Statements in Item 8 and discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 under Liquidity and Capital Resources.

Equity Compensation Plans

We have adopted the 2004 Incentive Award Plan (the “Plan”). The Plan provides for the grant of various stock-based incentive awards to selected employees and directors of the Company and the Company’s affiliates.  The Company has reserved a total of 1,210,000 shares of the Company’s common stock for issuance pursuant to the Plan, subject to certain adjustments for changes in the Company’s capital structure, as defined in the Plan.  Refer to Note 12 in the accompanying Notes to Consolidated Financial Statements in Item 8 for a more detailed description of the Plan.  As of December 31, 2009, the total units and shares issued under the Plan were as follows:

	# of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	# of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders	855,440	(1)	$-0-	354,560
Equity Compensation Plans Not Approved by Security Holders	n/a		n/a	n/a

(1)
Consists of restricted stock units granted to non-employee Board of Director members, restricted stock awards granted to executive officers and certain employees and common units of limited partnership interest in the Operating Partnership.

Item 6.  Selected Financial Data

The following table sets forth selected financial and operating data on a consolidated historical basis for the Company.

The following data should be read in conjunction with the Notes to Consolidated Financial Statements in Item 8 and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7.

	As of and for the Year Ended December 31,
	2009	2008	2007	2006	2005
Statements of Operations Information:
Revenues	$309,590	$233,579	$147,135	$118,953	$82,522
(Loss) income from continuing operations	(2,392)	(12,474)	(1,431)	3,700	1,915
Discontinued operations:
(Loss) income attributable to discontinued operations	(710)	(345)	-	2,287	2,028
(Loss) gain from disposition of real estate	(9,358)	-	-	18,648	5,883
Net (loss) income	(12,460)	(12,819)	(1,431)	24,635	9,826
Income attributable to noncontrolling interests	(380)	(236)	(255)	(2,038)	(164)
Net (loss) income attributable to common shareholders	(12,840)	(13,055)	(1,686)	22,597	9,662

Per Share and Distribution Data:
Earnings per diluted share:
(Loss) income from continuing operations	$(0.08)	$(0.35)	$(0.08)	$0.08	$0.11
Discontinued operations	(0.20)	(0.01)	-	1.08	0.53
Net (loss) income	(0.28)	(0.36)	(0.08)	1.16	0.64
Cash distributions declared per share / unit	1.35	1.35	1.35	1.35	1.35
Cash distributions declared	64,492	50,563	32,931	25,287	20,180

Balance Sheet Data:
Total assets	$2,234,981	$2,183,909	$1,076,296	$884,381	$550,862
Secured mortgage, construction and bond debt	1,029,455	1,162,221	533,430	432,294	291,646
Senior secured term loan	100,000	100,000	-	-	-
Secured revolving credit facilities	94,000	14,700	9,600	-	-
Capital lease obligations	2,314	2,555	2,798	2,348	1,679
Stockholders’ equity	899,030	785,119	428,562	341,944	221,799

Selected Owned Property Information:
Owned properties	85	86	44	38	25
Units	17,008	17,212	9,519	7,711	5,620
Beds	52,118	52,817	28,657	23,663	17,109
Occupancy as of December 31,	96.2%	92.4%	95.1%	96.2%	97.0%

Net cash provided by operating activities	$79,562	$32,887	$29,047	$35,237	$20,429
Net cash used in investing activities	(122,125)	(432,410)	(187,591)	(102,718)	(111,755)
Net cash provided by financing activities	83,056	413,050	91,510	121,947	111,332

Funds From Operations (“FFO”):
Net (loss) income attributable to common shareholders	$(12,840)	$(13,055)	$(1,686)	$22,597	$9,662
Noncontrolling interests	380	236	255	2,038	164
Loss (gain) from disposition of real estate	9,358	-	-	(18,648)	(5,883)
Loss from unconsolidated joint ventures	2,073	1,619	108	-	-
FFO from unconsolidated joint ventures	246	(487)	(108)	-	-
Real estate related depreciation and amortization	75,814	56,459	29,824	24,956	16,032
Funds from operations (1) (2)	$75,031	$44,772	$28,393	$30,943	$19,975

(1)
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

(2)
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

On June 11, 2008, we completed the acquisition of GMH’s student housing business.  At the time of closing, the GMH student housing portfolio consisted of 42 wholly-owned properties containing 24,939 beds located in various markets throughout the country.  Two of the acquired properties totaling 1,468 beds were sold in the third quarter of 2008 and one property totaling 700 beds was sold on December 31, 2009.  The total consideration paid for GMH was approximately $1,018.7 million, inclusive of transaction costs.

Property Portfolio

As of December 31, 2009, our total property portfolio contained 85 student housing properties with approximately 52,100 beds and 17,000 apartment units, all of which we manage.  Our communities contain modern housing units and are supported by a resident assistant system and other student-oriented programming, with many offering resort-style amenities.

As of December 31, 2009, our property portfolio included 81 wholly-owned properties, which consisted of 79 owned off-campus properties that are in close proximity to 59 colleges and universities in 23 states and two owned on-campus properties.  The net operating income of these student housing communities, which is one of the financial measures that we use to evaluate community performance, is affected by the demand and supply dynamics within our markets, which drives our rental rates and occupancy levels and is affected by our ability to control operating costs.  Our overall operating performance is also impacted by the general availability and cost of capital and the performance of our newly developed and acquired student housing communities.  Our primary business objectives are to create long-term stockholder value by accessing capital on cost effective terms, deploying that capital to develop, redevelop and acquire student housing communities and selling communities when they no longer meet our long-term investment strategy and when market conditions are favorable.

The construction of our two owned on-campus properties was funded with our equity through the ACE program which enables colleges and universities to preserve their credit capacity to fund core academic infrastructure.  Each of these properties operate under a ground/facility lease with a related university system.

Additionally, we participate with two university systems in the ownership of four on-campus properties under long-term ground/facility leases; we refer to these properties as our “on-campus participating properties.”

Third-Party Development and Management Services

We also provide development and construction management services for student housing properties owned by universities, 501(c) 3 foundations and others.  Our clients have included some of the nation’s most prominent systems of higher education, including the State University of New York System, the University of California System, the University of Houston System, the Texas A&M University System, the Texas State University System, the University of Georgia System, the University of North Carolina System, the Purdue University System, the University of Colorado System, and the West Virginia University System.  We have developed student housing properties for these clients and a majority of the time have been retained to manage these properties following their opening.  Since 1996, we have developed and assisted in securing financing for 35 third-party student housing properties.  As of December 31, 2009, we were under contract on three projects that are currently in progress and whose fees range from $2.5 million to $7.6 million.  As of December 31, 2009, fees of approximately $2.8 million remained to be earned by us with respect to these projects, which have scheduled completion dates of March 2010 through August 2011.

As of December 31, 2009, we owned a noncontrolling interest in two joint ventures that owned an aggregate of 20 student housing properties with approximately 11,300 beds in approximately 3,400 units.  We also provided third-party management and leasing services for 31 properties that represented approximately 23,300 beds in approximately 9,100 units, five of which we developed.  Our third-party management and leasing services are typically provided pursuant to multi-year management contracts that have an initial term that ranges from one to five years.  As of December 31, 2009, our total owned, joint venture and third-party managed portfolio was comprised of 136 properties that represented approximately 86,700 beds in approximately 29,500 units.

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

We also evaluate the collectibility of fee income and expense reimbursements generated through the provision of development and construction management services based upon the individual facts and circumstances, including the contractual right to receive such amounts in accordance with the terms of the various projects, and reserve any amounts that are deemed to be uncollectible.

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

Long-Lived Assets–Impairment

On a periodic basis, management is required to assess whether there are any indicators that the value of our real estate properties may be impaired. A property’s value is considered impaired if management’s estimate of the aggregate future undiscounted cash flows to be generated by the property are less than the carrying value of the property. These estimates of cash flows consider factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors. To the extent impairment has occurred, the loss will be measured as the excess of the carrying amount of the property over the fair value of the property, thereby reducing our net income.

Outperformance Bonus Plan

The Outperformance Bonus Plan was adopted upon consummation of our IPO in August 2004, and consisted of awards to key employees equal to the value of 367,682 shares of our common stock.  Compensation related to these awards was not recorded until 2007 when management determined that certain of the required performance measures were probable of achievement.  Such awards vested on the third anniversary of the IPO (August 2007), upon our achievement of specified performance measures.  Upon vesting, the Compensation Committee of the Board of Directors exercised its permitted discretion and granted 132,400 of the awards to selected recipients in the form of profits interest units (“PIUs”), with the remainder of the awards paid in cash in the amount of $6.7 million.  A compensation charge of approximately $10.4 million was recorded during the year ended December 31, 2007, to reflect the value of such awards.

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

Results of Operations

Comparison of the Years Ended December 31, 2009 and December 31, 2008

The following table presents our results of operations for the years ended December 31, 2009 and 2008, including the amount and percentage change in these results between the two periods.

	Year Ended December 31,
	2009	2008	Change ($)	Change (%)
Revenues:
Wholly-owned properties	$271,938	$194,701	$77,237	39.7%
On-campus participating properties	22,727	22,042	685	3.1%
Third-party development services	5,015	7,922	(2,907)	(36.7%)
Third-party management services	8,795	6,578	2,217	33.7%
Resident services	1,115	2,336	(1,221)	(52.3%)
Total revenues	309,590	233,579	76,011	32.5%

Operating expenses:
Wholly-owned properties	132,965	101,804	31,161	30.6%
On-campus participating properties	10,200	10,771	(571)	(5.3%)
Third-party development and management services	11,250	11,123	127	1.1%
General and administrative	10,955	11,274	(319)	(2.8%)
Depreciation and amortization	76,201	56,853	19,348	34.0%
Ground/facility leases	2,107	1,778	329	18.5%
Total operating expenses	243,678	193,603	50,075	25.9%

Operating income	65,912	39,976	25,936	64.9%

Nonoperating income and (expenses):
Interest income	120	1,131	(1,011)	(89.4%)
Interest expense	(62,747)	(49,497)	(13,250)	26.8%
Amortization of deferred financing costs	(3,466)	(2,563)	(903)	35.2%
Loss from unconsolidated joint ventures	(2,073)	(1,619)	(454)	28.0%
Other nonoperating income	402	486	(84)	(17.3%)
Total nonoperating expenses	(67,764)	(52,062)	(15,702)	30.2%

Loss before income taxes and discontinued operations	(1,852)	(12,086)	10,234	(84.7%)
Income tax provision	(540)	(388)	(152)	39.2%
Loss from continuing operations	(2,392)	(12,474)	10,082	(80.8%)

Discontinued operations:
Loss attributable to discontinued operations	(710)	(345)	(365)	105.8%
Loss from disposition of real estate	(9,358)	-	(9,358)	100.0%
Total discontinued operations	(10,068)	(345)	(9,723)	2,818.3%

Net loss	(12,460)	(12,819)	359	(2.8%)
Income attributable to noncontrolling interests	(380)	(236)	(144)	61.0%
Net loss attributable to common shareholders	$(12,840)	$(13,055)	$215	(1.6%)

Wholly-Owned Properties Operations

Revenues from our wholly-owned properties for the year ended December 31, 2009 compared to the year ended December 31, 2008 increased by $77.2 million primarily due to the acquisition of GMH’s student housing business in June 2008, the completion of construction and opening of Vista del Sol and Villas at Chestnut Ridge in August 2008, and the completion of construction and opening of Barrett Honors College in August 2009.  Operating expenses increased approximately $31.2 million for the year ended December 31, 2009 as compared to the prior year, primarily due to the same factors which affected the increase in revenues.

New Property Operations.  For the year ended December 31, 2009, the GMH student housing properties contributed an additional $55.6 million of revenues and an additional $24.6 million of operating expenses.  In addition, we acquired two properties in February 2008: Pirate’s Place, located near the campus of East Carolina University in Greenville, North Carolina, and Sunnyside Commons, located near the campus of West Virginia University in Morgantown, West Virginia.  In August 2008, we completed construction of and opened Vista del Sol and Villas at Chestnut Ridge, and in August 2009 we completed construction of and opened Barrett Honors College.  These five non-GMH new properties contributed an additional $18.1 million of revenues and an additional $5.4 million of operating expenses during the year ended December 31, 2009 as compared to the year ended December 31, 2008.

Same Store Property Operations (Excluding New Property Activity).  We had 37 properties containing 20,000 beds which were operating during both the years ended December 31, 2009 and 2008.  These properties produced revenues of $130.5 million and $128.2 million during the years ended December 31, 2009 and 2008, respectively, an increase of $2.3 million.  This increase was primarily due to an increase in average rental rates during the year ended December 31, 2009 as compared to the prior year, in addition to an increase in average occupancy from 95.1% during the year ended December 31, 2008 to 95.5% during the year ended December 31, 2009.  Future revenues will be dependent on our ability to maintain our current leases in effect for the 2009/2010 academic year and our ability to obtain appropriate rental rates and desired occupancy for the 2010/2011 academic year at our various properties during our leasing period, which typically begins in January and ends in August.

At these existing same store properties, operating expenses increased from $60.1 million for the year ended December 31, 2008 to $61.2 million for the year ended December 31, 2009, an increase of $1.1 million.  This increase was primarily due to an increase in marketing costs incurred to stimulate leasing velocity for the 2009/2010 academic year.  We anticipate that operating expenses for our same store property portfolio in 2010 will increase slightly as compared with 2009 as a result of expected increases in utility costs, employee benefit costs, property taxes and general inflation.

On-Campus Participating Properties (“OCPP”) Operations

We had four participating properties containing 4,519 beds which were operating during both the years ended December 31, 2009 and 2008.  Revenues from our participating properties increased to $22.7 million during the year ended December 31, 2009 from $22.0 million for the year ended December 31, 2008, an increase of $0.7 million.  This increase was primarily a result of an increase in average rental rates during the year ended December 31, 2009 as compared to the prior year.

At these properties, operating expenses decreased from $10.8 million for the year ended December 31, 2008 to $10.2 million for the year ended December 31, 2009, a decrease of $0.6 million.  This decrease was primarily due to hurricane costs incurred during the year ended December 31, 2008 that were not incurred in the current year.  We anticipate that operating expenses in 2010 will increase slightly as compared with 2009 as a result of expected increases in utility costs, employee benefit costs and general inflation.

Third Party Development Services Revenue

Third party development services revenue decreased by $2.9 million, from $7.9 million during the year ended December 31, 2008 to $5.0 million for the year ended December 31, 2009.  This decrease was primarily related to the closing and commencement of construction of the University of California, Irvine Phase III project in August 2008, which contributed an additional $2.2 million to third party development services revenue during the year ended December 31, 2008 compared to the year ended December 31, 2009.  In addition, the University of Hawaii – Manoa and Concordia University projects were completed in August 2008 and closing and commencement of construction occurred for The Highlands at Edinboro University of Pennsylvania project in February 2008.  These three projects combined contributed $2.4 million of additional third party development services revenue during the year ended December 31, 2008 as compared to the year ended December 31, 2009.  These decreases were offset by the commencement of construction of the Cleveland State University Phase II project in August 2009, which resulted in $1.5 million in third party development services revenue recognized during the year ended December 31, 2009.  Closing of third-party development services projects during 2010 will be dependent upon the Company’s university clients obtaining project financing, which has been adversely affected by current capital market conditions.

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

Third Party Management Services Revenue

Third party management services revenues increased by $2.2 million from $6.6 million for the year ended December 31, 2008 to $8.8 million for the year ended December 31, 2009.  This increase was primarily due to an additional $1.6 million in management fees recognized during the year ended December 31, 2009 from third party management contracts assumed as part of the GMH acquisition in June 2008, including 20 properties owned in two joint ventures with Fidelity in which we have a 10% interest.  Additionally, we assumed management of four properties located in Canada, which contributed an additional $0.2 million of third party management services revenue for the year ended December 31, 2009.  Finally, during 2008 and 2009 we assumed management of additional phases at our Hampton Roads military housing project, which also contributed an additional $0.2 million of third party management services revenue during the year ended December 31, 2009. We anticipate that third-party management services revenues in 2010 will increase as compared with 2009 as a result of new contracts obtained during 2009 and contracts anticipated to commence in 2010.

Resident Services Revenue

Revenue from resident services represents certain services and resident amenities deemed to be noncustomary for a property’s geographic region that are required under federal tax laws to be provided by our TRS entities.  Resident services revenues decreased approximately $1.2 million, from $2.3 million for the year ended December 31, 2008 to $1.1 million for the year ended December 31, 2009.  This decrease was primarily due to a decrease in the type and level of such services provided during the year ended December 31, 2009 as compared to the prior year.

Third Party Development and Management Services Expenses

Third party development and management services expenses increased by $0.1 million, from $11.1 million during the year ended year ended December 31, 2008 to $11.2 million for the year ended December 31, 2009.  This increase was primarily due to an increase in payroll and related costs as a result of an increase in activity for potential ACE projects and new management contracts assumed from GMH.  Third-party development and management services expenses for 2010 will be dependent on the level of awards we pursue, the level of new management contracts obtained, and as previously mentioned, any pre-development costs charged against income for projects which do not close.

General and Administrative

General and administrative expenses decreased approximately $0.3 million, from $11.3 million during the year ended December 31, 2008 to $11.0 million for the year ended December 31, 2009.  This decrease was primarily due to merger costs incurred during the year ended year ended December 31, 2008 related to our acquisition of GMH in June 2008.  We anticipate general and administrative expenses to increase in 2010 as a result of an increase in employee benefit costs and general inflation.

Depreciation and Amortization

Depreciation and amortization increased by $19.3 million, from $56.9 million during the year ended December 31, 2008 to $76.2 million for the year ended December 31, 2009.  This increase was primarily due to the acquisition of the GMH student housing business in June 2008, which contributed an additional $14.1 million to depreciation and amortization expense for the year ended December 31, 2009, of which $0.7 million related to the valuation assigned to in-place leases for such properties.  The increase was also due to the completion of construction and opening of Vista del Sol and Villas at Chestnut Ridge in August 2008 and Barrett Honors College in August 2009, which contributed an additional $4.5 million to depreciation and amortization expense for the year ended December 31, 2009.  We expect depreciation and amortization expense to decrease in 2010 as a result of the value assigned to in-place leases at the time of the GMH acquisition being fully amortized in 2009, which should be slightly offset by increased depreciation on both Barrett Honors College, placed in service during 2009, and renovations during 2009 at several GMH properties.

Ground Lease Expense

Ground lease expense increased $0.3 million from $1.8 million during the year ended December 31, 2008 to $2.1 million for the year ended December 31, 2009, primarily due to ground/facility lease costs incurred for Vista del Sol and Barrett Honors College, which completed construction and opened in August 2008 and August 2009, respectively.  We expect ground lease expense in 2010 to increase slightly due to anticipated improved operating results of the on-campus participating properties which should increase our portion of cash flow available for distribution.

Interest Income

Interest income decreased by $1.0 million, from $1.1 million for the year ended December 31, 2008 to $0.1 million for the year ended December 31, 2009.  This decrease was primarily due to interest earned on proceeds from our April 2008 equity offering, which were not utilized until the closing of our acquisition of GMH in June 2008, as well as a decrease in interest rates during the year ended December 31, 2009 as compared to the prior year.

Interest Expense

Interest expense increased $13.2 million, from $49.5 million during the year ended December 31, 2008 to $62.7 million for the year ended December 31, 2009.  This increase was primarily due to $598.8 million of mortgage debt assumed from GMH in June 2008, which contributed an additional $12.8 million of interest expense for the year ended December 31, 2009.  We also incurred an additional $0.9 million of interest expense during the year ended December 31, 2009 related to the senior secured term loan entered into in May 2008, as well as an additional $0.8 million of interest expense related to the $125 million secured Freddie Mac revolving credit facility entered into in September 2009.  These increases were offset by a $1.8 million decrease to interest expense related to the pay-off of $80.8 million of mortgage loans during the year ended December 31, 2009. Assuming that variable interest rates only increase slightly during 2010,  we expect interest expense in 2010 to be consistent with 2009 due to the pay-off of mortgage debt scheduled to mature in 2010, which would be offset by additional interest expense incurred on anticipated borrowings from our corporate-level debt.

Amortization of Deferred Financing Costs

Amortization of deferred financing costs increased approximately $0.9 million from $2.6 million during the year ended December 31, 2008 to $3.5 million for the year ended December 31, 2009, primarily due to the amortization of additional finance costs incurred to assume debt on properties acquired from GMH, the senior secured term loan entered into in May 2008, and the Freddie Mac revolving credit facility entered into in September 2009.  We anticipate that amortization of deferred financing costs will increase in 2010 due to the refinancing of our existing secured revolving credit facility in August 2009, and the secured agency facility entered into in September 2009.

Loss from Unconsolidated Joint Ventures

Loss from unconsolidated joint ventures represents our share of the net loss from the Hampton Roads military housing joint venture in which we have a minimal economic interest, as well as our 10% share of the loss from two joint ventures owning 20 properties formed or assumed as part of our acquisition of GMH in June 2008.

Loss from unconsolidated joint ventures increased approximately $0.5 million from $1.6 million during the year ended December 31, 2008 to $2.1 million for the year ended December 31, 2009.  This increase was primarily due to the loss from the two joint ventures formed or assumed as part of our acquisition of GMH in June 2008.

Income Tax Provision

The Company’s provision for income taxes increased by $0.1 million, from $0.4 million for the year ended December 31, 2008 to $0.5 million for the year ended December 31, 2009.  This increase was primarily a result of additional state tax liabilities accrued related to the acquisition of the GMH portfolio in June 2008.

Discontinued Operations

Riverside Estates, a wholly-owned property, was sold in December 2009 for $18.2 million and the resulting loss from disposition of $9.4 million is included in discontinued operations for the year ended December 31, 2009.  In addition, as part of the acquisition of GMH on June 11, 2008, the Company acquired two properties (The Courtyards and The Verge) that were under contract to be sold as of such date.  The Courtyards was sold in July 2008 for approximately $17.4 million, and The Verge was sold in August 2008 for approximately $36.4 million.  There was no gain or loss recorded on these dispositions for book purposes.  The net loss attributable to these three properties is included in discontinued operations for the years ended December 31, 2009 and 2008.  Refer to Note 6 in the accompanying Notes to Consolidated Financial Statements contained in Item 8 herein for a table summarizing the results of operations of the properties sold during the years ended December 31, 2009 and 2008.

Noncontrolling Interests

Noncontrolling interests represent holders of common and preferred units in our Operating Partnership as well as certain third-party partners in joint ventures consolidated by us for financial reporting purposes.  Accordingly, these external partners are allocated their share of income/loss during the respective reporting periods.  See Note 9 in the accompanying Notes to Consolidated Financial Statements contained in Item 8 herein for a detailed discussion of noncontrolling interests.

Comparison of the Years Ended December 31, 2008 and December 31, 2007

The following table presents our results of operations for the years ended December 31, 2008 and 2007, including the amount and percentage change in these results between the two periods.

	Year Ended December 31,
	2008	2007	Change($)	Change(%)
Revenues:
Wholly-owned properties	$194,701	$116,286	$78,415	67.4%
On-campus participating properties	22,042	20,966	1,076	5.1%
Third-party development services	7,922	5,490	2,432	44.3%
Third-party management services	6,578	2,821	3,757	133.2%
Resident services	2,336	1,572	764	48.6%
Total revenues	233,579	147,135	86,444	58.8%

Operating expenses:
Wholly-owned properties	101,804	55,155	46,649	84.6%
On-campus participating properties	10,771	9,379	1,392	14.8%
Third-party development and management services	11,123	5,708	5,415	94.9%
General and administrative	11,274	17,660	(6,386)	(36.2%)
Depreciation and amortization	56,853	30,444	26,409	86.7%
Ground/facility lease	1,778	1,622	156	9.6%
Total operating expenses	193,603	119,968	73,635	61.4%

Operating income	39,976	27,167	12,809	47.1%

Nonoperating income and (expenses):
Interest income	1,131	1,477	(346)	(23.4%)
Interest expense	(49,497)	(27,871)	(21,626)	77.6%
Amortization of deferred financing costs	(2,563)	(1,340)	(1,223)	91.3%
Loss from unconsolidated joint ventures	(1,619)	(108)	(1,511)	1,399.1%
Other nonoperating income	486	-	486	100.0%
Total nonoperating expenses	(52,062)	(27,842)	(24,220)	87.0%

Loss before income taxes and discontinued operations	(12,086)	(675)	(11,411)	1,690.5%
Income tax provision	(388)	(756)	368	(48.7%)
Loss from continuing operations	(12,474)	(1,431)	(11,043)	771.7%
Loss from discontinued operations	(345)	-	(345)	100.0%

Net loss	(12,819)	(1,431)	(11,388)	795.8%
Income attributable to noncontrolling interests	(236)	(255)	19	(7.5%)
Net loss attributable to common shareholders	$(13,055)	$(1,686)	$(11,369)	674.3%

Wholly-Owned Properties Operations

Revenues from our wholly-owned properties increased by $78.4 million in 2008 as compared to 2007 primarily due to the acquisition of GMH’s student housing business in June 2008, the acquisition of two properties during the first quarter 2008, the completion of construction and opening of Vista del Sol and Villas at Chestnut Ridge in August 2008, and the completion of construction and opening of University Centre in August 2007.  Operating expenses increased by approximately $46.6 million in 2008 compared to 2007, primarily due to the same factors which affected the increase in revenues.

New Property Operations.  On June 11, 2008, we acquired GMH’s student housing business, including 42 properties containing 24,939 beds located in various markets throughout the country.  Of the 42 properties acquired, two were under contract to be sold on the acquisition date and were sold in July and August 2008 and another property was sold on December 31, 2009.  The sold properties’ net loss through the date of disposition is reflected as discontinued operations for 2008.  During 2008, the remaining 39 properties acquired from GMH contributed an additional $59.5 million of revenues and an additional $38.3 million of operating expenses.  In addition, we acquired two properties in February 2008, Pirate’s Place and Sunnyside Commons.  In August 2008, we completed construction of and opened Vista del Sol and Villas at Chestnut Ridge.  Additionally, in August 2007, we completed construction of and opened University Centre, serving students attending Rutgers University, NJIT and various surrounding educational institutions.  These non-GMH new properties contributed an additional $16.1 million of revenues and an additional $6.2 million of operating expenses during 2008 as compared to 2007.

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

On-Campus Participating Properties (“OCPP”) Operations

Same Store OCPP Operations.  We had four participating properties containing 4,519 beds which were operating during both 2008 and 2007.  Revenues from our same store participating properties increased to $22.0 million in 2008 from $21.0 million in 2007, an increase of $1.0 million.  This increase was primarily due to an increase in average rental rates, offset by a decrease in average occupancy from 78.2% in 2007 to 73.7% in 2008.

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

Resident Services

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

Depreciation and Amortization

Depreciation and amortization increased approximately $26.4 million from $30.4 million in 2007 to $56.8 million in 2008.  This increase was primarily due to the acquisition of the GMH student housing business in June 2008, the acquisition of two properties during the first quarter 2008, the completion of construction and opening of Vista del Sol and Villas at Chestnut Ridge in August 2008, and the completion of construction and opening of University Centre in August 2007.  The GMH properties contributed an additional $22.0 million to depreciation expense in 2008, of which $8.7 million related to the valuation assigned to in-place leases for such properties.

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

Interest Expense

Interest expense increased approximately $21.6 million, from $27.9 million in 2007 to $49.5 million in 2008.  This increase was primarily due to $598.8 million of mortgage debt assumed from GMH in June 2008 at a weighted average rate of 5.43% (including a net discount of $9.4 million to reflect the fair market value of debt assumed.)  The debt assumed for properties acquired from GMH contributed an additional $17.4 million of interest expense in 2008.  We also incurred an additional $2.4 million of interest expense related to the senior secured term loan entered into in May 2008 to fund a portion of the cash consideration paid in our acquisition of GMH.  An additional $1.9 million of interest expense was incurred during 2008 related to the loans for Vista del Sol and Villas at Chestnut Ridge, which completed construction and were placed into service in August 2008.  Acquisitions during 2007 and 2008 also contributed an additional $0.9 million of interest expense during 2008.  These increases were offset by a decrease in interest expense of approximately $0.4 million associated with the pay-down of the construction loan for University Centre in October 2007, as well as a decrease of approximately $0.2 million associated with a lower interest rate incurred on our variable rate revolving credit facility.

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

Cash Flows

Comparison of Years Ended December 31, 2009 and December 31, 2008

Operating Activities

For the year ended December 31, 2009, net cash provided by operating activities was approximately $79.6 million, as compared to $32.9 million for the year ended December 31, 2008, an increase of $46.7 million.  This increase was primarily due to operating cash flows provided from the timing of the acquisition of the GMH student housing business on June 11, 2008 and the completion of construction and opening of Vista del Sol and Villas at Chestnut Ridge in August 2008 and Barrett Honors College in August 2009.

Investing Activities

Investing activities utilized $122.1 million and $432.4 million for the years ended December 31, 2009 and 2008, respectively.  The $310.3 million decrease in cash utilized in investing activities during the year ended December 31, 2009 related primarily to a $276.5 million decrease in the use of cash to acquire properties and undeveloped land.  We acquired a total of 44 properties during the year ended December 31, 2008 and no properties during the year ended December 31, 2009.  In June 2008, we used approximately $269.4 million of cash to acquire the GMH student housing business, including 42 properties containing 24,939 beds located in various markets throughout the country.  We also experienced a $50.5 million decrease in cash used to fund the construction of our wholly-owned development properties.  During the year ended December 31, 2009, one wholly-owned property was under development, which was completed and opened for occupancy in August 2009, while three properties were under development during the year ended December 31, 2008, two of which were completed and opened for occupancy in August 2008.  These decreases in cash utilized in investing activities were offset by a $25.6 million increase in cash used for capital expenditures at our wholly-owned properties during the year ended December 31, 2009, as we continued with renovations at several GMH properties.  For the years ended December 31, 2009, 2008 and 2007, our cash utilized in investing activities was comprised of the following:

	Year Ended December 31,
	2009	2008	2007
Property dispositions	$1,485	$4,418	$-
Property and land acquisitions	(7,385)	(283,871)	(53,205)
Capital expenditures for on-campus participating properties	(739)	(719)	(480)
Capital expenditures for wholly-owned properties	(40,992)	(15,346)	(8,097)
Investments in wholly-owned properties under development	(73,737)	(124,224)	(123,723)
Purchase of corporate furniture, fixtures, and equipment	(606)	(2,178)	(486)
Investment in unconsolidated joint ventures	(401)	(10,610)	(1,600)
Distributions received from unconsolidated joint ventures	250	120	-
Total	$(122,125)	$(432,410)	$(187,591)

Financing Activities

Cash provided by financing activities totaled $83.1 million and $413.1 million for the years ended December 31, 2009 and 2008, respectively.  The $330.0 million decrease in cash provided by financing activities was primarily a result of the following: (i) the May 2009 equity offering which raised $198.3 million, net of offering costs, as compared to $252.2 million, net of offering costs, raised in our April 2008 equity offering; (ii) the $100 million senior secured term loan which was fully funded on June 11, 2008, the proceeds of which were used to pay a portion of the cash consideration for the acquisition of GMH; (iii) the contribution of 15 GMH student housing properties in 2008 to a joint venture in which we received $74.4 million in proceeds and retained a 10% equity interest in the joint venture; (iv) a $75.8 million decrease in proceeds from construction loans used to fund the construction of Vista del Sol, an owned ACE development property, and Villas at Chestnut Ridge, an owned off-campus development property, which both opened for occupancy in August 2008; (v) the pay-off of $110.9 million in mortgage and construction loan debt that matured during the year ended December 31, 2009, as compared to the pay-off of $24.4 million in mortgage loan debt during the year ended December 31, 2008; (vi) a $74.2 million increase in proceeds (net of paydowns) received from our secured revolving credit facilities as a result of us closing a $125 million secured agency facility in September 2009, of which we borrowed $94 million at closing; and (vii) a $13.9 million increase in distributions to stockholders as a result of issuances of common stock in our April 2008 and May 2009 equity offerings and as partial consideration for the acquisition of GMH in 2008.

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

Investing Activities

Investing activities utilized $432.4 million and $187.6 million for the years ended December 31, 2008 and 2007, respectively.  The $244.8 million increase in cash utilized in investing activities during the year ended December 31, 2008 related primarily to a $230.7 million increase in the use of cash to acquire GMH in 2008 compared to the acquisition of four properties during 2007.  We experienced a $7.8 million increase in cash used in 2008 for capital expenditures at our wholly-owned properties as we began renovations at several GMH properties.  Finally, in connection with the acquisition of GMH, we contributed 15 GMH properties to a joint venture in exchange for cash and a 10% minority interest in the joint venture, and assumed GMH’s 10% equity interest in an existing joint venture that owns six properties.  These increases in cash utilized in investing activities were offset by proceeds received from the disposition of two properties in July and August 2008.

Financing Activities

Cash provided by financing activities totaled $413.1 million and $91.5 million for the years ended December 31, 2008 and 2007, respectively.  The $321.6 million increase in cash provided by financing activities was a result of the following: (i) the April 2008 equity offering which raised $252.2 million, net of offering costs, as compared to $98.8 million, net of offering costs, raised in our October 2007 equity offering; (ii) the pay-off of a construction loan with $43.9 million of proceeds from our October 2007 equity offering; (iii) the $100 million senior secured term loan which was fully funded on June 11, 2008, the proceeds of which were used to pay a portion of the cash consideration for the acquisition of GMH; (iv) the contribution of 15 GMH student housing properties in 2008 to a joint venture in which we received $74.4 million in proceeds and retained a 10% equity interest in the joint venture; and (v) the $15.0 million increase in proceeds from construction loans used to fund the construction of Vista del Sol, an owned ACE development property, and Villas at Chestnut Ridge, an owned off-campus development property, which both opened for occupancy in August 2008.  These increases were partially offset by the following: (i) the pay-off of $24.4 million in mortgage loan debt assumed in connection with the acquisition of GMH; (ii) a $17.7 million increase in distributions to stockholders as a result of our October 2007 and April 2008 equity offerings and the issuance of common stock as partial consideration for the acquisition of GMH in 2008; (iii) a $12.7 million decrease in our construction accounts payable balance as a result of the completion of Vista del Sol and Villas at Chestnut Ridge in August 2008; (iv) a $4.5 million decrease in proceeds (net of paydowns) received from our revolving credit facility; and (v) a $4.2 million increase in debt issuance and assumption costs associated with mortgage debt assumed in connection with acquisitions of properties and fees paid to obtain the secured term loan in May 2008.

Structure of Owned On-campus Properties

We have entered into two 65-year ground/facility leases (each with two ten-year extensions available) with a university system to finance, construct, and manage two student housing facilities.  Under the terms of these ground/facility leases, the university system owns both the land and improvements, and we make annual minimum rent payments to the university system during the first five years of operation for one property and the first ten years of operation for the other property.  In addition, we pay the university system variable rent payments based upon the operating performance of the properties.

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

The following table reflects the amounts related to our on-campus participating properties included in our consolidated financial statements for the years ended December 31, 2009, 2008, and 2007:

	Year Ended December 31,
	2009	2008	2007
Revenues	$22,727	$22,042	$20,966
Direct operating expenses (1)	(9,650)	(10,073)	(8,701)
Amortization	(4,351)	(4,322)	(4,263)
Amortization of deferred financing costs	(180)	(185)	(189)
Ground/facility lease (2)	(1,086)	(1,401)	(1,622)
Net operating income	7,460	6,061	6,191
Interest income	42	206	359
Interest expense (3)	(6,183)	(6,166)	(6,225)
Net income	$1,319	$101	$325

(1)
Excludes property management fees of $1.0 million for each of the years ended December 31, 2009, 2008, and 2007.  This expense and the corresponding fee revenue recognized by us have been eliminated in consolidation.  Also excludes allocation of expenses related to corporate management and oversight.

(2)
Represents the universities’ 50% share of the properties’ net cash available for distribution after payment of operating expenses, debt service (including payment of principal) and capital expenditures.

(3)	Debt service expenditures for these properties totaled $8.4 million for each of the years ended December 31, 2009, 2008 and 2007.

Liquidity and Capital Resources

Cash Balances and Liquidity

As of December 31, 2009, excluding our on-campus participating properties, we had $87.5 million in cash and cash equivalents and restricted cash as compared to $48.6 million in cash and cash equivalents and restricted cash as of December 31, 2008.  Restricted cash primarily consists of escrow accounts held by lenders and resident security deposits, as required by law in certain states.  This increase in cash and cash equivalents was primarily due to the completion of our equity offering in May 2009 and the closing of a $125 million secured agency facility in September 2009.  Our May 2009 equity offering generated net proceeds of approximately $198.3 million.  We used approximately $102.6 million of the offering proceeds to paydown the outstanding balance on our secured revolving credit facility and an additional $81.1 million of cash proceeds to pay-off mortgage and construction debt.  In addition, we used these proceeds to fund development costs on our recently completed ACE property serving students at Arizona State University.  Upon closing of our secured agency facility in September, we borrowed $94 million and used $27.5 million to paydown the outstanding balance on our secured revolving credit facility.  Additionally, restricted cash as of December 31, 2009 also included $0.1 million of funds held in escrow in connection with potential development opportunities.

As of December 31, 2009, our short-term liquidity needs included, but were not limited to, the following: (i) anticipated distribution payments to our common and restricted stockholders totaling approximately $71.1 million based on an assumed annual cash distribution of $1.35 per share based on the number of our shares outstanding as of December 31, 2009, (ii) anticipated distribution payments to our Operating Partnership unitholders totaling approximately $1.8 million based on an assumed annual distribution of $1.35 per common unit of limited partnership interest (“Common Unit”) and a cumulative preferential per annum cash distribution rate of 5.99% on our preferred units of limited partnership interest (“Series A Preferred Units”) based on the number of units outstanding as of December 31, 2009, (iii) payments of approximately $83.6 million of fixed-rate mortgage debt scheduled to mature during the next 12 months, and (iv) funds for capital improvements at acquired properties and other potential development projects.  As of December 31, 2009, we had $100.0 million of outstanding variable rate construction debt scheduled to mature in December 2010.  We expect to extend the maturity date into December 2011 by exercising the remaining 12-month extension option available to us.  In August 2009, we amended our existing $160 million revolving credit facility to increase the size of the facility to $225 million, extend the maturity date through August 2012 and currently secure the facility with seven of our wholly-owned properties.  In September 2009, we closed on a $125 million secured revolving credit facility with Freddie Mac.  The facility has a five-year term and is currently secured by 11 of our wholly-owned properties.  We expect to meet our short-term liquidity requirements by (i) borrowing under our existing secured revolving credit facilities discussed above, (ii) potentially disposing of properties depending on market conditions, and (iii) utilizing net cash provided by operations.

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

2009 Equity Offering

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

Availability under the revolving credit facility is limited to an “aggregate borrowing base amount” equal to the lesser of (i) 50% to 65% of the value of certain properties, calculated as set forth in the credit facility, and (ii) the adjusted net operating income from these properties divided by a formula amount.  The facility bears interest at a variable rate, at our option, based upon a base rate or one-, two-, or three-month LIBOR, with a LIBOR floor of 2.0%, plus, in each case, a spread based upon our total leverage.  Additionally, we are required to pay an unused commitment fee of 0.35% per annum.  In September 2009, we paid off the entire balance on the revolving credit facility using proceeds from the secured agency facility discussed below.  As of December 31, 2009, availability under the facility totaled $155.0 million.

The terms of the facility include certain restrictions and covenants, which limit, among other items, the incurrence of additional indebtedness, liens, and the disposition of assets. The facility contains customary affirmative and negative covenants and also contains financial covenants that, among other things, require us to maintain certain minimum ratios of “EBITDA” (earnings before interest, taxes, depreciation and amortization) to fixed charges and total indebtedness.  We may not pay distributions that exceed a specified percentage of funds from operations, as adjusted, for any four consecutive quarters.  The financial covenants also include consolidated net worth and leverage ratio tests.  As of December 31, 2009, we were in compliance with all such covenants.

Secured Agency Facility

In September 2009, we closed a $125 million secured revolving credit facility with a Freddie Mac lender.  The facility has a five-year term and is currently secured by 11 properties referred to as the “Collateral Pool.”  The facility bears interest at one- or three-month LIBOR plus a spread that varies based on the debt service ratio of the Collateral Pool.  Additionally, we are required to pay an unused commitment fee of 1.0% per annum.  As of December 31, 2009, the balance outstanding on the facility totaled $94.0 million, bearing interest at a weighted average rate of 2.2%.  The secured agency facility includes certain financial covenants which are the same as are required for the secured revolving credit facility, described above.

Senior Secured Term Loan

On May 23, 2008, the Operating Partnership obtained a $100 million senior secured term loan.  The secured term loan has an initial term of 36 months and can be extended through May 2012 through the exercise of a 12-month extension period.  The secured term loan bears interest at a variable rate, at our option, based upon a base rate or one-, two-, three-, or six-month LIBOR plus, in each case, a spread based upon our total leverage.  On June 11, 2008, we borrowed in full from the secured term loan and used the proceeds to fund a portion of the total cash consideration for the GMH acquisition.  As of December 31, 2009, the balance outstanding on the secured term loan was $100 million.

On February 23, 2009, we entered into two $50.0 million interest rate swap agreements effective March 20, 2009 through February 20, 2012, which are both used to hedge our exposure to fluctuations in interest payments on its LIBOR-based senior secured term loan.  Under the terms of the two interest rate swap agreements, we pay an average fixed rate of 1.7925% and receive one-month LIBOR floating rate.  As a result of these two interest rate swaps, we have effectively fixed the interest rate on our senior secured term loan to 3.55% as of December 31, 2009 (1.7925% + 1.75% spread).  In the event that the swaps at any time have a negative fair value below a certain threshold level, we could be required to post cash into a collateral account pledged to the interest rate swap providers.   As of December 31, 2009, we had deposited approximately $0.7 million into a collateral account related to one of the interest rate swaps.  Refer to Note 14 in the accompanying Notes to Consolidated Financial Statements in Item 8 for a more detailed discussion of our derivative instruments and hedging activities.

Distributions

We are required to distribute 90% of our REIT taxable income (excluding capital gains) on an annual basis in order to qualify as a REIT for federal income tax purposes.  Distributions to common stockholders are at the discretion of the Board of Directors. We may use borrowings under our secured revolving credit facility to fund distributions.  The Board of Directors considers a number of factors when determining distribution levels, including market factors and our Company’s performance in addition to REIT requirements.

On January 29, 2010, we declared a fourth quarter 2009 distribution per share of $0.3375, which was paid on February 26, 2010 to all common stockholders of record as of February 15, 2010.  At the same time, the Operating Partnership paid an equivalent amount per unit to holders of Common Units, as well as the quarterly cumulative preferential distribution to holders of Series A Preferred Units.

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

Our historical recurring capital expenditures at our wholly-owned properties are set forth below:

	As of and for the Year Ended December 31,
	2009	2008	2007
Average beds	47,223	45,069	19,125
Total recurring capital expenditures	$9,190	$8,032	$3,390
Average per bed	$195	$178	$177

Pre-Development Expenditures

Our third-party and owned development activities have historically required us to fund pre-development expenditures such as architectural fees, permits and deposits.  The closing and/or commencement of construction of these development projects is subject to a number of risks such as our inability to obtain financing on favorable terms and delays or refusals in obtaining necessary zoning, land use, building, and other required governmental permits and authorizations  As such, we cannot always predict accurately the liquidity needs of these activities.  We frequently incur these pre-development expenditures before a financing commitment and/or required permits and authorizations have been obtained.  Accordingly, we bear the risk of the loss of these pre-development expenditures if financing cannot ultimately be arranged on acceptable terms or we are unable to successfully obtain the required permits and authorizations.  Historically, our third-party and owned development projects have been successfully structured and financed; however, these developments have at times been delayed beyond the period initially scheduled, causing revenue to be recognized in later periods.  As of December 31, 2009, we have deferred approximately $7.5 million in pre-development costs related to third-party and owned development projects that have not yet commenced construction.

Indebtedness

As of December 31, 2009, we had approximately $1,228.2 million of outstanding consolidated indebtedness (excluding net unamortized debt discounts and debt premiums of approximately $8.5 million and $3.8 million, respectively), comprised of a $100.0 million balance on our senior secured term loan, $94.0 million balance on our secured agency facility, $950.1 million in mortgage and construction loans secured by our wholly-owned properties, $32.7 million in mortgage loans secured by two phases of an on-campus participating property, and $51.4 million in bond issuances secured by three of our on-campus participating properties.  The weighted average interest rate on our consolidated indebtedness as of December 31, 2009 was 5.06% per annum.  As of December 31, 2009, approximately 15.9% of our total consolidated indebtedness was variable rate debt, comprised of our secured agency facility and the Vista del Sol construction loan discussed below.

Wholly-Owned Properties

The weighted average interest rate of the $950.1 million of wholly-owned mortgage and construction debt was 5.31% per annum as of December 31, 2009.  Each of the mortgage loans is a non-recourse obligation subject to customary exceptions.  Each of these mortgages has a 30-year amortization, and none are cross-defaulted or cross-collateralized to any other indebtedness. The loans generally may not be prepaid prior to maturity; in certain cases prepayment is allowed, subject to prepayment penalties.

In August 2008, we completed the final stages of construction on Vista del Sol, an ACE property.  The development and construction of Vista del Sol was partially financed with a $100.0 million construction loan.  For each borrowing we had the option of choosing the Prime rate or one-, two-, or three-month LIBOR plus 1.45%.  The interest rate was reduced to LIBOR plus 1.20% in October 2009 upon the satisfaction of certain operations hurdles.  The loan requires payments of interest only during the term of the loan and any accrued interest and outstanding borrowings become due on the maturity date.  In October 2009, we elected to exercise the first of two extension options available to us, which extended the maturity date to December 2010.  As of December 31, 2009, the balance outstanding on the construction loan totaled $100.0 million, bearing interest at a rate of 1.45% per annum.

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

Cullen Oaks Phase I and Phase II loans are currently encumbered by mortgage loans with balances as of December 31, 2009 of approximately $16.3 million and $16.4 million, respectively.  In February 2007, we extended the maturity date of these loans to February 2014.  The loans bear interest at a rate of LIBOR plus 1.35% and required payments of interest only through May 2008 and monthly payments of principal and interest from May 2008 through the maturity date.  In connection with these loan extensions, we terminated the existing interest rate swap agreement on the Cullen Oaks Phase I loan and entered into a new interest rate swap agreement effective February 15, 2007 through February 15, 2014, that is designated to hedge our exposure to fluctuations on interest payments attributed to changes in interest rates associated with payments on the Cullen Oaks Phase I and Phase II loans.  Under the terms of the interest rate swap agreement, we pay a fixed rate of 6.69% per annum and receive a floating rate of LIBOR plus 1.35%.  Pursuant to the Leases, in the event the leasehold estate does not achieve Financial Break Even (defined as revenues less operating expenses, excluding management fees, less debt service), the applicable Lessor would be required to make a rental payment, also known as the Contingent Payment, sufficient to achieve Financial Break Even.  The Contingent Payment provision remains in effect until such time as any financing placed on the facilities would receive an investment grade rating without the Contingent Payment provision.  In the event that the Lessor is required to make a Contingent Payment, future net cash flow distributions would be first applied to repay such Contingent Payments and then to unpaid management fees prior to normal distributions.  We have guaranteed payment of this property’s indebtedness.

The weighted average interest rate of the indebtedness encumbering our on-campus participating properties was 7.18% at December 31, 2009.

Off Balance Sheet Items

As discussed in Note 17 in the accompanying Notes to Consolidated Financial Statements contained in Item 1 herein, we hold a 10% equity interest in two unconsolidated joint ventures with mortgage debt outstanding of approximately $330.4 million as of December 31, 2009.  Our Operating Partnership serves as non-recourse, carve-out guarantor of this debt, which means we are liable to the lender for any loss, damage, cost, expense, liability, claim or other obligation incurred by the lender arising out of or in connection with certain non-recourse exceptions in connection with the debt.  Pursuant to the  limited liability company agreements of the joint ventures, the joint ventures agreed to indemnify, defend and hold harmless the Operating Partnership with respect to such obligations, except to the extent such obligations were caused by the willful misconduct, gross negligence, fraud or bad faith of the Operating Partnership or its employees, agents or affiliates.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2009:

	Total	2010		2011	2012	2013	2014	Thereafter
Long-term debt (1)	$1,469,074	$254,498	(2)	$253,644	$124,243	$118,870	$249,258	$468,561
Operating leases (3)	45,239	1,902		1,530	1,531	771	661	38,844
Capital leases	2,565	1,053		826	439	148	99	-
	$1,516,878	$257,453		$256,000	$126,213	$119,789	$250,018	$507,405

(1)
Long-term debt obligations reflect the payment of both principal and interest.  For long-term obligations with a variable interest rate, the rate in effect at December 31, 2009 was assumed to remain constant over all periods presented.

(2)
Assumes we do not exercise the extension option available to us on our $100 million Vista del Sol construction loan, which is more fully discussed in Note 11 in the accompanying Notes to Consolidated Financial Statements contained in Item 8 herein.

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

The following table presents a reconciliation of our FFO to our net loss attributable to common shareholders:

	Year Ended December 31,
	2009	2008	2007
Net loss attributable to common shareholders	$(12,840)	$(13,055)	$(1,686)
Noncontrolling interests	380	236	255
Loss from disposition of real estate	9,358	-	-
Loss from unconsolidated joint ventures	2,073	1,619	108
FFO from unconsolidated joint ventures (1)	246	(487)	(108)
Real estate related depreciation and amortization	75,814	56,459	29,824
Funds from operations (“FFO”) (2)	$75,031	$44,772	$28,393

FFO per share – diluted (2)	$1.49	$1.16	$1.08

Weighted average common shares outstanding - diluted	50,451,767	38,595,230	26,266,836

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

While our on-campus participating properties contributed $22.7 million, $22.0 million and $21.0 million to our revenues for the years ended December 31, 2009, 2008, and 2007, respectively, under our participating ground leases, we and the participating university systems each receive 50% of the properties’ net cash available for distribution after payment of operating expenses, debt service (which includes significant amounts towards repayment of principal) and capital expenditures. A substantial portion of our revenues attributable to these properties is reflective of cash that is required to be used for capital expenditures and for the amortization of applicable property indebtedness. These amounts do not increase our economic interest in these properties or otherwise benefit us since our interest in the properties terminates upon the repayment of the applicable property indebtedness.

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

Funds From Operations—Modified (“FFOM”):

	Year Ended December 31,
	2009	2008	2007
Funds from operations	$75,031	$44,772	$28,393
Elimination of operations of on-campus participating properties and unconsolidated joint venture:
Net income from on-campus participating properties	(1,319)	(101)	(325)
Amortization of investment in on-campus participating Properties	(4,350)	(4,322)	(4,263)
FFO from Hampton Roads unconsolidated joint venture (1)	(288)	419	108
	69,074	40,768	23,913
Modifications to reflect operational performance of on-campus participating properties:
Our share of net cash flow (2)	979	1,409	1,398
Management fees	1,042	1,006	973
Impact of on-campus participating properties	2,021	2,415	2,371

Elimination of our share of impairment charges recorded for unconsolidated joint ventures (3)	464	-	-

Funds from operations – modified (“FFOM”) (4)	$71,559	$43,183	$26,284

FFOM per share – diluted (4)	$1.42	$1.12	$1.00

Weighted average common shares outstanding - diluted	50,451,767	38,595,230	26,266,836

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

(3)	Represents our share of impairment charges recorded in the third quarter 2009 for two properties owned through our unconsolidated Fidelity Joint Ventures.

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

At December 31, 2009 and 2008 we had fixed rate debt of $882.8 million and $988.8 million, respectively (excluding net unamortized debt discounts and debt premiums).  Holding other variables constant (such as debt levels), a one percentage point increase in interest rates (100 basis points) would cause a $32.5 million and $39.5 million decline in the fair value of our fixed rate debt as of December 31, 2009 and 2008, respectively.  Conversely, a one percentage point decrease in interest rates would cause a $34.2 million and $41.8 million increase in the fair value of our fixed rate debt as of December 31, 2009 and 2008, respectively.  Due to the structure of our floating rate debt and interest rate protection instruments, the impact of a one percentage point increase or decrease in interest rates on our net income to common stockholders and cash flows would not be significant at December 31, 2009 or 2008.

All of our outstanding indebtedness is effectively fixed rate except for our secured revolving credit facilities and our Vista del Sol construction loan.  Our secured agency facility had an outstanding balance of $94.0 million at December 31, 2009 and bears interest at one- or three-month LIBOR plus a spread that varies based on the debt service ratio of the Collateral Pool.  The Vista del Sol construction loan had an outstanding balance of $100.0 million at December 31, 2009 and bears interest at the lender’s Prime rate or LIBOR plus 1.20%, at our election.  We have in place two $50.0 million interest rate swap agreements, designated as cash flow hedges, which effectively fix the interest rate on the outstanding balance of the senior secured term loan at 3.55% through maturity in May 2011.  In addition, we have in place an interest rate swap agreement, designated as a cash flow hedge, which effectively fixes the interest rate on the outstanding balance of the Cullen Oaks Phase I and Phase II mortgage loans at 6.69% through maturity in 2014.  We anticipate incurring additional variable rate indebtedness in the future, including draws under our secured revolving credit facilities.  We may in the future use derivative financial instruments to manage, or hedge, interest rate risks related to such variable rate borrowings.  We do not, and do not expect to, use derivatives for trading or speculative purposes, and we expect to enter into contracts only with major financial institutions.

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

Our management conducted the required assessment of the effectiveness of our internal control over financial reporting as of December 31, 2009. Based upon this assessment, our management believes that our internal control over financial reporting is effective as of December 31, 2009.  Ernst & Young LLP, an independent registered public accounting firm, has issued an attestation report regarding the effectiveness of our internal control over financial reporting, which is included herein.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Information with respect to this Item 10 is incorporated by reference from our Proxy Statement, which we intend to file on or before March 26, 2010 in connection with the Annual Meeting of Stockholders to be held May 6, 2010.

Item 11.  Executive Compensation

Information with respect to this Item 11 is incorporated by reference from our Proxy Statement, which we intend to file on or before March 26, 2010 in connection with the Annual Meeting of Stockholders to be held May 6, 2010.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to this Item 12 is incorporated by reference from our Proxy Statement, which we intend to file on or before March 26, 2010 in connection with the Annual Meeting of Stockholders to be held May 6, 2010.

Item 13.  Certain Relationships, Related Transactions and Director Independence

Information with respect to this Item 13 is incorporated by reference from our Proxy Statement, which we intend to file on or before March 26, 2010 in connection with the Annual Meeting of Stockholders to be held May 6, 2010.

Item 14.  Principal Accounting Fees and Services

Information with respect to this Item 14 is incorporated by reference from our Proxy Statement, which we intend to file on or before March 26, 2010 in connection with the Annual Meeting of Stockholders to be held May 6, 2010.

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

10.16
Separation Agreement, dated as of November 5, 2009, between American Campus Communities, Inc. and Brian B. Nickel.  Incorporated by reference to Exhibit 99.41to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) filed on November 5, 2009.

10.17
Employment Agreement, dated as of April 18, 2005, between American Campus Communities, Inc. and James C. Hopke.  Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) filed on May 3, 2005.

10.18
Amendment No. 1 to Employment Agreement, dated as of November 1, 2007, between American Campus Communities, Inc. and James C. Hopke.  Incorporated by reference to Exhibit 99.6 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) filed on November 5, 2007.

10.19
Employment Agreement, dated as of April 28, 2005, between American Campus Communities, Inc. and Greg A. Dowell.  Incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) filed on May 3, 2005.

10.20
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

10.22
Form of Confidentiality and Noncompetition Agreement.  Incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-11 (Registration No. 333-114813) of American Campus Communities, Inc.

10.23
Form of Second Amended and Restated Credit Agreement, dated as of August 14, 2009, among American Campus Communities Operating Partnership LP, as Borrower, American Campus Communities, Inc., as Parent Guarantor,  the Subsidiary  Guarantors  listed on the  signature  pages  thereto, the banks, financial institutions and other institutional lenders listed on the signature pages thereto as Initial Lenders, KeyBank National  Association, as the initial issuer  of Letters of Credit, Swing Line Bank and Administrative  Agent, JPMorgan Chase Bank, N.A. and Bank of America, N.A., as Co-Syndication Agents, Deutsche Bank Trust Company Americas and U.S. Bank National Association, as Co-Documentation Agents, and KeyBank Capital Markets Inc., as Lead Arranger.  Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) filed on August 14, 2009.

10.24
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

10.25
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

10.31
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

March 1, 2010	AMERICAN CAMPUS COMMUNITIES, INC.

	By:	/s/ William C. Bayless, Jr.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ William C. Bayless, Jr.	President, Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2010
William C. Bayless, Jr.

/s/ Brian B. Nickel	Senior Executive Vice President, Chief Investment Officer, Secretary and Director	March 1, 2010
Brian B. Nickel

/s/ Jonathan A. Graf	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	March 1, 2010
Jonathan A. Graf

/s/ R.D. Burck	Chairman of the Board of Directors	March 1, 2010
R.D. Burck

/s/ G. Steven Dawson	Director
G. Steven Dawson		March 1, 2010

/s/ Cydney Donnell	Director
Cydney Donnell		March 1, 2010

/s/ Edward Lowenthal	Director
Edward Lowenthal		March 1, 2010

/s/ Joseph Macchione	Director
Joseph Macchione		March 1, 2010

/s/ Winston W. Walker	Director
Winston W. Walker		March 1, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
American Campus Communities, Inc.

We have audited American Campus Communities Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). American Campus Communities Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, American Campus Communities, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of American Campus Communities, Inc. and Subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2009 of American Campus Communities, Inc. and Subsidiaries and our report dated March 1, 2010 expressed an unqualified opinion thereon.

                                                                                     /s/ Ernst & Young LLP

Austin, Texas
March 1, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

 The Board of Directors and Shareholders of
American Campus Communities, Inc.

We have audited the accompanying consolidated balance sheets of American Campus Communities, Inc. and Subsidiaries (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of operations, equity and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Campus Communities, Inc. and Subsidiaries at December 31, 2009 and 2008 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 3 to the consolidated financial statements, during 2009 the Company changed its method of calculating and disclosing earnings per share as a result of adopting new guidance applicable to the allocation of undistributed earnings to participating securities. Additionally, as discussed in Note 9 to the consolidated financial statements, during 2009 the Company changed its method of disclosing noncontrolling interests as a result of adopting new guidance requiring the disclosure of noncontrolling interests as a component of shareholders’ equity.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Austin, Texas
March 1, 2010

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31, 2009	December 31, 2008

Assets

Investments in real estate:
Wholly-owned properties, net	$2,014,970	$1,986,833
On-campus participating properties, net	65,690	69,302
Investments in real estate, net	2,080,660	2,056,135

Cash and cash equivalents	66,093	25,600
Restricted cash	29,899	32,558
Student contracts receivable, net	5,381	5,185
Other assets	52,948	64,431

Total assets	$2,234,981	$2,183,909

Liabilities and equity

Liabilities:
Secured mortgage, construction and bond debt	$1,029,455	$1,162,221
Senior secured term loan	100,000	100,000
Secured revolving credit facility	-	14,700
Secured agency facility	94,000	-
Accounts payable and accrued expenses	26,543	35,440
Other liabilities	45,487	56,052
Total liabilities	1,295,485	1,368,413

Redeemable noncontrolling interests	36,722	26,286

Equity:
American Campus Communities, Inc. stockholders’ equity: Common stock, $.01 par value, 800,000,000 shares authorized, 52,203,893 and 42,354,283 shares issued and outstanding at December 31, 2009 and 2008, respectively	521	423
Additional paid in capital	1,092,030	901,641
Accumulated earnings and dividends	(189,165)	(111,828)
Accumulated comprehensive loss	(4,356)	(5,117)
Total American Campus Communities, Inc. stockholders’ equity	899,030	785,119
Noncontrolling interests	3,744	4,091
Total equity	902,774	789,210

Total liabilities and equity	$2,234,981	$2,183,909

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Year Ended December 31,
	2009	2008	2007
Revenues:
Wholly-owned properties	$271,938	$194,701	$116,286
On-campus participating properties	22,727	22,042	20,966
Third-party development services	5,015	7,922	5,490
Third-party management services	8,795	6,578	2,821
Resident services	1,115	2,336	1,572
Total revenues	309,590	233,579	147,135

Operating expenses:
Wholly-owned properties	132,965	101,804	55,155
On-campus participating properties	10,200	10,771	9,379
Third-party development and management services	11,250	11,123	5,708
General and administrative	10,955	11,274	17,660
Depreciation and amortization	76,201	56,853	30,444
Ground/facility leases	2,107	1,778	1,622
Total operating expenses	243,678	193,603	119,968

Operating income	65,912	39,976	27,167

Nonoperating income and (expenses):
Interest income	120	1,131	1,477
Interest expense	(62,747)	(49,497)	(27,871)
Amortization of deferred financing costs	(3,466)	(2,563)	(1,340)
Loss from unconsolidated joint ventures	(2,073)	(1,619)	(108)
Other nonoperating income	402	486	-
Total nonoperating expenses	(67,764)	(52,062)	(27,842)

Loss before income taxes and discontinued operations	(1,852)	(12,086)	(675)
Income tax provision	(540)	(388)	(756)
Loss from continuing operations	(2,392)	(12,474)	(1,431)

Discontinued operations:
Loss attributable to discontinued operations	(710)	(345)	-
Loss from disposition of real estate	(9,358)	-	-
Total discontinued operations	(10,068)	(345)	-

Net loss	(12,460)	(12,819)	(1,431)
Income attributable to noncontrolling interests	(380)	(236)	(255)
Net loss attributable to common shareholders	$(12,840)	$(13,055)	$(1,686)

Loss per share attributable to common shareholders – Basic and diluted:
Loss from continuing operations per share	$(0.08)	$(0.35)	$(0.08)
Net loss per share	$(0.28)	$(0.36)	$(0.08)

Weighted-average common shares outstanding:
Basic and diluted	48,706,480	36,947,656	24,186,213

Distributions declared per common share	$1.35	$1.35	$1.35

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands, except share data)

	Preferred Stock	Common Shares	Par Value of Common Shares	Additional Paid in Capital	Accumulated Earnings and Distributions	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Equity, December 31, 2006	$-	22,903,073	$229	$382,367	$(13,533)	$411	$1,208	$370,682
Net proceeds from sale of common stock	-	3,500,000	35	98,593	-	-	-	98,628
Issuance of fully vested restricted stock units	-	-	-	160	-	-	-	160
Reclassification of noncontrolling interests	-	-	-	(22,292)	-	-	-	(22,292)
Amortization of restricted stock awards	-	-	-	1,095	-	-	-	1,095
Vesting of restricted stock awards	-	22,102	-	(262)	-	-	-	(262)
Distributions to common and restricted stockholders	-	-	-	-	(32,962)	-	-	(32,962)
Land contribution by joint venture partner	-	-	-	-	-	-	2,756	2,756
Distributions to joint venture partners	-	-	-	-	-	-	(126)	(126)
Conversion of common units to common stock	-	850,316	9	18,684	-	-	-	18,693
Amortization of gain on swap termination to earnings	-	-	-	-	-	(211)	-	(211)
Comprehensive loss:
Change in fair value of interest rate swaps	-	-	-	-	-	(2,075)	-	(2,075)
Net loss	-	-	-	-	(1,686)	-	303	(1,383)
Total comprehensive loss								(3,458)
Equity, December 31, 2007	-	27,275,491	273	478,345	(48,181)	(1,875)	4,141	432,703
Net proceeds from sale of common stock	-	9,200,000	92	251,994	-	-	-	252,086
Common stock consideration for GMH	-	5,442,801	54	154,643	-	-	-	154,697
Issuance of preferred stock	131	-	-	-	-	-	-	131
Redemption of preferred stock	(131)	-	-	-	-	-	-	(131)
Reclassification of noncontrolling interests	-	-	-	7,201	-	-	-	7,201
Amortization of restricted stock awards	-	-	-	1,908	-	-	-	1,908
Vesting of restricted stock awards	-	44,409	-	(147)	-	-	-	(147)
Distributions to common, preferred and restricted stockholders	-	-	-	-	(50,592)	-	-	(50,592)
Distributions to joint venture partners	-	-	-	-	-	-	(316)	(316)
Conversion of common units to common stock	-	391,582	4	7,697	-	-	-	7,701
Amortization of gain on swap termination to earnings	-	-	-	-	-	(211)	-	(211)
Comprehensive loss:
Change in fair value of interest rate swaps	-	-	-	-	-	(3,031)	-	(3,031)
Net loss	-	-	-	-	(13,055)	-	266	(12,789)
Total comprehensive loss								(15,820)
Equity, December 31, 2008	-	42,354,283	423	901,641	(111,828)	(5,117)	4,091	789,210
Net proceeds from sale of common stock	-	9,775,000	98	198,252	-	-	-	198,350
Reclassification of noncontrolling interests	-	-	-	(10,676)	-	-	-	(10,676)
Amortization of restricted stock awards	-	-	-	2,709	-	-	-	2,709
Vesting of restricted stock awards	-	59,210	-	(257)	-	-	-	(257)
Distributions to common and restricted stockholders	-	-	-	-	(64,497)	-	-	(64,497)
Distributions to joint venture partners	-	-	-	-	-	-	(840)	(840)
Conversion of common units to common stock	-	15,400	-	361	-	-	-	361
Comprehensive loss:
Change in fair value of interest rate swaps	-	-	-	-	-	761	-	761
Net loss	-	-	-	-	(12,840)	-	493	(12,347)
Total comprehensive loss								(11,586)
Equity, December 31, 2009	$-	52,203,893	$521	$1,092,030	$(189,165)	$(4,356)	$3,744	$902,774
See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2009	2008	2007
Operating activities
Net loss attributable to common shareholders	$(12,840)	$(13,055)	$(1,686)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss from disposition of real estate	9,358	-	-
Income attributable to noncontrolling interests	380	236	255
Depreciation and amortization	77,348	57,555	30,444
Amortization of deferred financing costs and debt premiums/discounts	3,430	1,734	(127)
Share-based compensation	2,811	2,099	4,962
Loss from unconsolidated joint ventures	2,073	1,619	108
Amortization of gain on interest rate swap termination	-	(211)	(211)
Income tax provision	540	375	756
Changes in operating assets and liabilities:
Restricted cash	2,561	(4,433)	(1,946)
Student contracts receivable, net	(290)	(34)	(478)
Other assets	3,359	(6,998)	(5,386)
Accounts payable and accrued expenses	(9,387)	(3,177)	(222)
Other liabilities	219	(2,823)	2,578
Net cash provided by operating activities	79,562	32,887	29,047
Investing activities
Net proceeds from disposition of real estate	1,485	4,418	-
Cash paid for GMH acquisition	-	(269,358)	-
Cash paid for property acquisitions	-	(11,287)	(42,760)
Cash paid for land acquisitions	(7,385)	(3,226)	(10,445)
Investments in wholly-owned properties	(114,729)	(139,570)	(131,820)
Investments in on-campus participating properties	(739)	(719)	(480)
Investments in unconsolidated joint ventures	(401)	(10,610)	(1,600)
Purchase of corporate furniture, fixtures and equipment	(606)	(2,178)	(486)
Distributions received from unconsolidated joint ventures	250	120	-
Net cash used in investing activities	(122,125)	(432,410)	(187,591)
Financing activities
Proceeds from sale of common stock	207,719	264,500	99,015
Offering costs	(9,369)	(12,249)	(243)
Proceeds from sale of preferred stock	-	131	-
Redemption of preferred stock	-	(131)	-
Pay-off of mortgage and construction loans	(110,949)	(24,362)	(43,862)
Proceeds from contribution of properties to joint venture	-	74,368	-
Proceeds from secured term loan	-	100,000	-
Proceeds from secured agency facility	94,000	-	-
Secured revolving credit facility, net	(14,700)	5,100	9,600
Proceeds from construction loans	5,334	81,167	66,128
Principal payments on debt	(10,963)	(10,243)	(7,792)
Change in construction accounts payable	(2,747)	(6,591)	6,077
Debt issuance and assumption costs	(8,094)	(5,808)	(1,638)
Distributions to common and restricted stockholders	(64,565)	(50,637)	(32,985)
Distributions to noncontrolling partners	(2,610)	(2,195)	(2,790)
Net cash provided by financing activities	83,056	413,050	91,510
Net change in cash and cash equivalents	40,493	13,527	(67,034)
Cash and cash equivalents at beginning of period	25,600	12,073	79,107
Cash and cash equivalents at end of period	$66,093	$25,600	$12,073

Supplemental disclosure of non-cash investing and financing activities
Loans assumed in connection with company and property acquisitions	$-	$(615,175)	$(88,307)
Issuance of common stock in connection with company acquisition	$-	$(154,697)	$-
Issuance of Common Units in connection with company acquisition	$-	$(199)	$-
Issuance of Common Units in connection with land acquisition	$(2,005)	$-	$-
Financing of equipment through capital lease obligations	$629	$-	$1,491
Change in fair value of derivative instruments, net	$761	$(3,031)	$(2,075)
Contribution of land from noncontrolling partner in development joint venture	$-	$-	$2,756
Supplemental disclosure of cash flow information
Interest paid	$62,263	$52,108	$31,222
Income taxes paid	$642	$282	$64

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

As of December 31, 2009, the Company’s property portfolio contained 85 student housing properties with approximately 52,100 beds and approximately 17,000 apartment units, including 39 properties containing approximately 22,800 beds and approximately 7,300 units added as a result of the Company’s acquisition on June 11, 2008 of the student housing business of GMH Communities Trust (“GMH”), as more fully discussed in Note 5 herein.  The Company’s property portfolio consisted of 79 owned off-campus properties that are in close proximity to colleges and universities, two American Campus Equity (“ACETM”) properties operated under ground/facility leases with a related university system and four on-campus participating properties operated under ground/facility leases with the related university systems.  As of December 31, 2009, the Company also owned a noncontrolling interest in two joint ventures that owned an aggregate of 20 student housing properties with approximately 11,300 beds in approximately 3,400 units.  The Company’s communities contain modern housing units and are supported by a resident assistant system and other student-oriented programming, with many offering resort-style amenities.

Through the Company’s taxable REIT subsidiaries (“TRS”), it also provides construction management and development services, primarily for student housing properties owned by colleges and universities, charitable foundations, and others.  As of December 31, 2009, the Company provided third-party management and leasing services for 31 properties (five of which the Company served as the third-party developer and construction manager) that represented approximately 23,300 beds in approximately 9,100 units.  Third-party management and leasing services are typically provided pursuant to multi-year management contracts that have initial terms that range from one to five years.  As of December 31, 2009, the Company’s total owned, joint venture and third-party managed portfolio included 136 properties with approximately 86,700 beds in approximately 29,500 units.

2.   Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and include the financial position, results of operations and cash flows of the Company, the Operating Partnership and subsidiaries of the Operating Partnership, including joint ventures in which the Company has a controlling interest.  Third-party equity interests in the Operating Partnership and consolidated joint ventures are reflected as noncontrolling interests in the consolidated financial statements.  The Company also has a noncontrolling interest in three unconsolidated joint ventures, which are accounted for under the equity method.  All intercompany amounts have been eliminated.  All dollar amounts in the tables herein, except share and per share amounts, are stated in thousands unless otherwise indicated.  Certain prior period amounts have been reclassified to conform to the current period presentation.

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

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In December 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-17, “Consolidations (Topic 810) – Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities,” which codified the previously issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).”  ASU 2009-17 changes the consolidation analysis for Variable Interest Entities (“VIE’s”) and requires a qualitative analysis to determine the primary beneficiary.  The determination of the primary beneficiary of a VIE is based on whether the entity has the power to direct matters which most significantly impact the activities of the VIE and has the obligation to absorb losses, or the right to receive benefits, of the VIE which could potentially be significant to the VIE.  The ASU requires an ongoing reconsideration of the primary beneficiary and also amends the event triggering a reassessment of whether an entity is a VIE.  ASU 2009-17 requires additional disclosures for VIE’s, including disclosures about a reporting entity’s involvement with VIE’s, how a reporting entity’s involvement with a VIE affects the reporting entity’s financial statements, and significant judgments and assumptions made by the reporting entity to determine whether it must consolidate the VIE.  ASU 2009-17 is effective for the Company beginning on January 1, 2010.  The Company is currently evaluating what impact, if any, the adoption of ASU 2009-17 will have on its consolidated financial statements.

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

Effective January 1, 2009, the Company retrospectively adopted newly issued accounting and reporting policies related to noncontrolling interests in consolidated financial statements (previously referred to as minority interests).  See Note 9 herein for a more detailed discussion of noncontrolling interests and the effect of the new accounting guidance on the Company’s consolidated financial statements.

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

Effective January 1, 2009, the Company adopted a policy which clarifies that share-based payment awards that entitle their holders to receive nonforfeitable dividends before vesting should be considered participating securities.  As participating securities, these instruments should be included in the computation of earnings per share (“EPS”) using the two-class method. Pursuant to this adoption, the Company’s computation of EPS has been retrospectively adjusted in Note 3 for the years ended December 31, 2008 and 2007 and in Note 19 for the quarters ended March 31, 2009, December 31, 2008, September 30, 2008, June 30, 2008 and March 31, 2008.

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

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Project costs directly associated with the development and construction of an owned real estate project, which include interest, property taxes, and amortization of deferred finance costs, are capitalized as construction in progress.  Upon completion of the project, costs are transferred into the applicable asset category and depreciation commences.  Interest totaling approximately $2.9 million, $5.5 million and $5.4 million was capitalized during the years ended December 31, 2009, 2008 and 2007, respectively.  Amortization of deferred financing costs totaling approximately $0.2 million and $0.4 million was capitalized during the years ended December 31, 2008 and 2007, respectively.

Management assesses whether there has been an impairment in the value of the Company’s investments in real estate whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Impairment is recognized when estimated expected future undiscounted cash flows are less than the carrying value of the property.  The estimation of expected future net cash flows is inherently uncertain and relies on assumptions regarding current and future economics and market conditions.  If such conditions change, then an adjustment to the carrying value of the Company’s long-lived assets could occur in the future period in which the conditions change.  To the extent that a property is impaired, the excess of the carrying amount of the property over its estimated fair value is charged to earnings.  The Company believes that there were no impairments of the carrying values of its investments in real estate as of December 31, 2009.

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

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Owned On-Campus Properties

Under its ACE program, the Company as lessee, entered into two 65-year ground and facility leases with a university system to finance, construct, and manage two student housing facilities.  One property was completed in August 2008 and the other property was completed in August 2009.  Both leases include the option to extend the lease term for two additional terms of ten years each, and the lessor has title to the land and any improvements placed thereon.  The Company’s involvement in construction requires the lessor’s post construction ownership of the improvements to be treated as a sale with a subsequent leaseback by the Company.  However, these sale-leaseback transactions do not qualify for sale-leaseback accounting because of the Company’s continuing involvement in the constructed assets.  As a result of the Company’s continuing involvement, these leases are accounted for by the deposit method, in which the assets subject to the ground and facility leases are reflected at historical cost, less amortization, and the financing obligations are reflected at the terms of the underlying financing.

On-Campus Participating Properties

The Company entered into ground and facility leases with two university systems and colleges to finance, construct, and manage four on-campus student housing facilities.  Under the terms of the leases, the lessor has title to the land and any improvements placed thereon.  Each lease terminates upon final repayment of the construction related financing, the amortization period of which is contractually stipulated.  The Company’s involvement in construction requires the lessor’s post construction ownership of the improvements to be treated as a sale with a subsequent leaseback by the Company.  The sale-leaseback transaction has been accounted for as a financing, and as a result, any fee earned during construction is deferred and recognized over the term of the lease.  The resulting financing obligation is reflected at the terms of the underlying financing, i.e., interest is accrued at the contractual rates and principal reduces in accordance with the contractual principal repayment schedules.

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

Intangible Assets

In connection with property acquisitions completed during 2008 and 2007, the Company capitalized approximately $19.0 million and $1.2 million, respectively, related to management’s estimate of the fair value of the in-place leases assumed.  These intangible assets were amortized on a straight-line basis over the average remaining term of the underlying leases.  Amortization expense was approximately $9.7 million, $9.1 million and $1.2 million for the years ended December 31, 2009, 2008 and 2007, respectively.  The Company also capitalized $1.5 million related to management’s estimate of the fair value of third-party management contracts acquired from GMH in June 2008.  These intangible assets are amortized on a straight-line basis over a period of three years.  Amortization expense related to these acquired management contracts was approximately $0.5 million and $0.3 million for the years ended December 31, 2009 and 2008, respectively.  The amortization of intangible assets is included in depreciation and amortization expense in the accompanying consolidated statements of operations.  See Note 5 herein for a detailed discussion of the property acquisitions completed during 2008 and 2007.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred Financing Costs

The Company defers financing costs and amortizes the costs over the terms of the related debt using the effective interest method.  Upon repayment of or in conjunction with a material change in the terms of the underlying debt agreement, any unamortized costs are charged to earnings. Amortization expense, net of amounts capitalized, was approximately $3.5 million, $2.5 million and $1.3 million for the years ended December 31, 2009, 2008 and 2007, respectively.  Accumulated amortization at December 31, 2009 and 2008 approximated $9.0 million and $8.9 million, respectively.  Deferred financing costs, net of amortization, are included in other assets on the accompanying consolidated balance sheets.

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

Debt Premiums and Discounts

Debt premiums and discounts represent fair value adjustments to account for the difference between the stated rates and market rates of debt assumed in connection with the Company’s property acquisitions.  The debt premiums and discounts are amortized to interest expense over the term of the related loans using the effective-interest method.  As of December 31, 2009 and 2008, net unamortized debt premiums were approximately $3.8 million and $5.7 million, respectively, and net unamortized debt discounts were approximately $8.5 million and $10.4 million, respectively.  Debt premiums and discounts are included in secured mortgage debt on the accompanying consolidated balance sheets.

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

The allowance for doubtful accounts is summarized as follows:

	Balance, Beginning of Period	Charged to Expense	Write-Offs	Balance, End of Period

Year ended December 31, 2007	$2,158	$1,919	$(1,077)	$3,000
Year ended December 31, 2008	$3,000	$2,955	$(2,106)	$3,849
Year ended December 31, 2009	$3,849	$4,327	$(2,066)	$6,110

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

Pre-development expenditures such as architectural fees, permits and deposits associated with the pursuit of third-party and owned development projects are expensed as incurred, until such time that management believes it is probable that the contract will be executed and/or construction will commence.  Because the Company frequently incurs these pre-development expenditures before a financing commitment and/or required permits and authorizations have been obtained, the Company bears the risk of loss of these pre-development expenditures if financing cannot ultimately be arranged on acceptable terms or the Company is unable to successfully obtain the required permits and authorizations.  As such, management evaluates the status of third-party and owned projects that have not yet commenced construction on a periodic basis and expenses any deferred costs related to projects whose current status indicates the commencement of construction is unlikely and/or the costs may not provide future value to the Company in the form of revenues.  Such write-offs are included in third-party development and management services expenses (in the case of third-party development projects) or general and administrative expenses (in the case of owned development projects) on the accompanying consolidated statements of operations.  As of December 31, 2009, the Company has deferred approximately $7.5 million in pre-development costs related to third-party and owned development projects that have not yet commenced construction.   Such costs are included in other assets on the accompanying consolidated balance sheets.

Third-Party Management Services Revenue

Management fees are recognized when earned in accordance with each management contract.  Incentive management fees are recognized when the incentive criteria have been met.

Advertising Costs

Advertising costs are expensed during the period incurred.  The Company uses no direct response advertising.  Advertising expense approximated $9.5 million, $5.2 million and $2.6 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Derivative Instruments and Hedging Activities

The Company records all derivative financial instruments on the balance sheet at fair value.  Changes in fair value are recognized either in earnings or as other comprehensive income, depending on whether the derivative has been designated as a fair value or cash flow hedge and whether it qualifies as part of a hedging relationship, the nature of the exposure being hedged, and how effective the derivative is at offsetting movements in underlying exposure.  The Company discontinues hedge accounting when: (i) it determines that the derivative is no longer effective in offsetting changes in the fair value or cash flows of a hedged item; (ii) the derivative expires or is sold, terminated, or exercised; (iii) it is no longer probable that the forecasted transaction will occur; or (iv) management determines that designating the derivative as a hedging instrument is no longer appropriate.  In all situations in which hedge accounting is discontinued and the derivative remains outstanding, the Company will carry the derivative at its fair value on the balance sheet, recognizing changes in the fair value in current-period earnings.  The Company uses interest rate swaps to effectively convert a portion of its floating rate debt to fixed rate, thus reducing the impact of rising interest rates on interest payments.  These instruments are designated as cash flow hedges and the interest differential to be paid or received is accrued as interest expense. The Company’s counter-parties are major financial institutions.  See Note 14 herein for an expanded discussion on derivative instruments and hedging activities.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Common Stock Issuances and Costs

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

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) and other comprehensive income (loss), consisting of unrealized gains (losses) on derivative instruments.  Comprehensive income (loss) is presented in the accompanying consolidated statements of changes in equity, and accumulated other comprehensive loss is displayed as a separate component of stockholders’ equity.

Stock-Based Compensation

The Company has recognized compensation expense related to certain stock-based awards (see Note 12) over the underlying vesting periods, which amounted to approximately $3.0 million, $2.1 million and $1.3 million for the years ended December 31, 2009, 2008 and 2007, respectively.

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

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Nonoperating Income

Other nonoperating income of $0.4 million and $0.5 million was recognized for the years ended December 31, 2009 and 2008, respectively, related to tax incentive amounts received in cash during the periods related to a property we acquired in February 2007 located in Ypsilanti, Michigan.  Upon acquisition of this property, any future potential benefit of such tax incentive was assumed from the seller.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	Earnings per Share

Basic earnings per share is computed using net loss attributable to common shareholders and the weighted average number of shares of the Company’s common stock outstanding during the period.  Diluted earnings per share reflects common shares issuable from the assumed conversion of common and preferred Operating Partnership units and common share awards granted.  Only those items having a dilutive impact on basic earnings per share are included in diluted earnings per share.  On January 1, 2009, the Company adopted newly issued guidance relating to share-based payment transactions and participating securities and, as a result, the Company’s unvested share-based payment awards are considered participating securities and are included in the basic and diluted earnings per share calculations.  The Company’s computation of earnings per share has been retrospectively adjusted for the years ended December 31, 2008 and 2007 to conform to this new guidance.

A reconciliation of the numerators and denominators for basic and diluted earnings per share computations is not required as the Company reported a loss from continuing operations for all periods presented, and therefore the effect of the inclusion of all potentially dilutive securities would be anti-dilutive when computing diluted earnings per share.  Thus, the computation for both basic and diluted earnings per share is the same.  The following potentially dilutive securities were outstanding for the years ended December 31, 2009, 2008 and 2007 but were not included in the computation of diluted earnings per share because the effects of their inclusion would be anti-dilutive.

	Year Ended December 31,
	2009	2008	2007
Common Operating Partnership units (Note 12)	1,170,469	1,253,650	1,797,964
Preferred Operating Partnership units (Note 12)	114,963	114,963	114,963
Restricted Stock Awards (Note 9)	459,855	278,961	167,696
Total potentially dilutive securities	1,745,287	1,647,574	2,080,623

The following is a summary of the elements used in calculating basic earnings per share:

	Year Ended December 31,
	2009	2008	2007
Basic earnings per share calculation:
Loss from continuing operations	$(2,392)	$(12,474)	$(1,431)
Income from continuing operations attributable to noncontrolling interests	(630)	(248)	(255)
Loss from continuing operations attributable to common shareholders	(3,022)	(12,722)	(1,686)
Amount allocated to participating securities	(652)	(398)	(232)
Loss from continuing operations attributable to common shareholders, net of amount allocated to participating securities	(3,674)	(13,120)	(1,918)

Loss from discontinued operations	(10,068)	(345)	-
Loss from discontinued operations attributable to noncontrolling interests	250	12	-
Loss from discontinued operations attributable to common shareholders	(9,818)	(333)	-
Net loss attributable to common shareholders, as adjusted – basic	$(13,492)	$(13,453)	$(1,918)

Loss from continuing operations attributable to common shareholders, as adjusted – per share	$(0.08)	$(0.35)	$(0.08)
Loss from discontinued operations attributable to common shareholders – per share	$(0.20)	$(0.01)	$-
Net loss attributable to common shareholders, as adjusted – per share	$(0.28)	$(0.36)	$(0.08)

Basic weighted average common shares outstanding	48,706,480	36,947,656	24,186,213

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	Income Taxes

As mentioned in Note 2, the Company qualifies as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”).  As a REIT, the Company is not subject to federal income tax as long as it distributes at least 90% of its taxable income to its shareholders each year.  Therefore, no provision for federal income taxes for the REIT has been included in the accompanying consolidated financial statements.  If the Company fails to qualify as a REIT, the Company will be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income and to federal income and excise taxes on its undistributed income.

The Company’s TRSs are subject to federal, state, and local income taxes.  As such, deferred income taxes result from temporary differences between the carrying amounts of assets and liabilities of the TRSs for financial reporting purposes and the amounts used for income tax purposes.  Deferred tax assets and liabilities are measured using enacted tax rates in effect in the years in which those temporary differences are expected to reverse.  Significant components of the deferred tax assets and liabilities of the TRSs are as follows:

	December 31,
	2009	2008
Deferred tax assets:
Fixed and intangible assets	$7,760	$7,674
Net operating loss carryforwards	3,246	3,961
Prepaid and deferred rent	2,313	2,212
Bad debt reserves	240	365
Accrued expenses and other	1,049	92
Stock compensation	933	340
Total deferred tax assets	15,541	14,644
Valuation allowance for deferred tax assets	(15,053)	(14,103)
Deferred tax assets, net of valuation allowance	488	541

Deferred tax liability:
Deferred financing costs	488	541

Net deferred tax liabilities	$-	$-

Significant components of the Company’s income tax provision are as follows:

	Year Ended December 31,
	2009	2008	2007
Current:
State	$(540)	$(388)	$(240)
Deferred:
Federal	-	-	(493)
State	-	-	(23)
Total provision — continuing operations	$(540)	$(388)	$(756)

TRS earnings subject to tax consisted of an approximate $2.7 million loss, $2.0 million loss and $4.0 million loss for the years ended December 31, 2009, 2008 and 2007, respectively.  The reconciliation of income tax attributable to continuing operations for the TRSs computed at the U.S. statutory rate to income tax provision is as follows:

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2009	2008	2007
Tax benefit at U.S. statutory rates on TRS income subject to tax	$908	$673	$1,361
State income tax, net of federal income tax benefit	33	(8)	(144)
Effect of permanent differences and other	217	(23)	(8)
Increase in valuation allowance	(1,158)	(665)	(1,743)
TRS income tax provision	$-	$(23)	$(534)

At December 31, 2009, the TRSs had net operating loss carryforwards (“NOLs”) of approximately $9.1 million for income tax purposes that begin to expire in 2025.  These NOLs may be used to offset future taxable income generated by each of the respective TRSs.  Due to the various limitations to which the use of NOLs are subject, the Company has applied a valuation allowance to the NOLs given the likelihood that the NOLs will expire unused.  The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states’ jurisdictions as required and, as of December 31, 2009, the 2006, 2007 and 2008 calendar tax years are subject to examination by the tax authorities.

Beginning on January 1, 2007, the Company adopted accounting guidance related to uncertainty in income taxes, which clarifies the accounting and disclosure for uncertainty in tax positions and seeks to reduce the diversity of practice associated with certain aspects of the recognition and measurement related to accounting for income taxes.  The Company had no unrecognized tax benefits for the years ended December 31, 2009, 2008, or 2007, and as of December 31, 2009, the Company does not expect to record any unrecognized tax benefits.  Because no unrecognized tax benefits have been recorded, no related interest or penalties have been calculated and this guidance had no impact on the Company’s consolidated financial statements.

5.  Property Acquisitions

2008 Acquisitions

On June 11, 2008, the Company completed the acquisition of GMH’s student housing business pursuant to an Agreement and Plan of Merger dated as of February 11, 2008 (the “Merger Agreement”).  Concurrent with the closing of the GMH acquisition, the Company formed a joint venture with a wholly-owned subsidiary of Fidelity Real Estate Growth Fund III, LP (“Fidelity”) and contributed 15 GMH student housing properties to the venture with an estimated value of $325.9 million.  The Company also assumed GMH’s equity interest in an existing joint venture with Fidelity that owns six properties.  At the time of closing, the GMH student housing portfolio consisted of 42 wholly-owned properties containing 24,939 beds located in various markets throughout the country.  Two of the acquired wholly-owned properties totaling 1,468 beds were sold during the third quarter of 2008 and one property totaling 700 beds was sold on December 31, 2009 (see Note 6).

The total consideration paid for the GMH student housing portfolio (exclusive of 15 properties contributed to the Fidelity joint venture) was approximately $1,018.7 million, inclusive of transaction costs.  Under the terms of the Merger Agreement, each GMH common share and each unit in GMH Communities, LP (the “GMH Operating Partnership”) issued and outstanding as of the date of closing, received cash consideration of $3.36 and 0.07642 of a share of the Company’s common stock, or at the election of the GMH Operating Partnership unitholder, 0.07642 of a unit in the Operating Partnership.  The value of the Company’s common stock and Common Operating Partnership units issued was based on the closing price of the Company’s common stock on February 11, 2008.  The Company issued 5.4 million shares of common stock and 7,004 Common Operating Partnership units, each valued at $28.43 per share or unit.

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

The acquired properties’ results of operations have been included in the accompanying consolidated statements of operations since their respective acquisition closing dates.  The following pro forma information for the years ended December 31, 2008 and 2007, present consolidated financial information for the Company as if the property acquisitions discussed above, the $100 million senior secured term loan borrowing, and the April 2008 and October 2007 equity offerings had occurred at the beginning of the earliest period presented.  The unaudited pro forma information is provided for informational purposes only and is not indicative of results that would have occurred or which may occur in the future:

	Year Ended December 31,
	2008	2007
Total revenues	$289,435	$275,359
Net loss attributable to common shareholders	$(10,576)	$(3,679)
Net loss per share attributable to common shareholders, as adjusted – basic and diluted	$(0.26)	$(0.09)

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.  Property Dispositions and Discontinued Operations

On December 31, 2009, the Company sold Riverside Estates for a purchase price of $18.2 million, including the assumption of the existing $16.2 million mortgage loan, resulting in net proceeds of approximately $1.3 million.  The resulting loss on disposition of approximately $9.4 million is included in discontinued operations in the accompanying consolidated statement of operations for the year ended December 31, 2009.

As part of the acquisition of GMH on June 11, 2008, the Company acquired two properties (The Courtyards and The Verge) that were under contract to be sold as of such date.  The Courtyards was sold in July 2008 for approximately $17.4 million, including the assumption of the existing $16.9 million mortgage loan, resulting in net cash proceeds of approximately $0.4 million.  The Verge was sold in August 2008 for approximately $36.4 million, including the assumption of the existing $31.4 million mortgage loan, resulting in net proceeds of approximately $3.6 million.  There was no gain or loss recorded on these dispositions for book purposes.

The related net loss for the afore-mentioned properties is reflected in the accompanying consolidated statements of operations as discontinued operations for the periods presented.  Below is a summary of the results of operations for the properties sold through their respective disposition dates:

	Year Ended December 31,
	2009	2008
Total revenues	$3,408	$2,729
Total operating expenses	3,141	2,160
Operating income	267	569
Total nonoperating expenses	(977)	(914)
Net loss	$(710)	$(345)

7.  Investments in Wholly-Owned Properties

Wholly-owned properties consisted of the following:

	December 31,
	2009	2008
Land (1)	$250,044	$242,653
Buildings and improvements	1,825,915	1,706,184
Furniture, fixtures and equipment	112,831	87,633
Construction in progress	-	63,715
	2,188,790	2,100,185
Less accumulated depreciation	(173,820)	(113,352)
Wholly-owned properties, net	$2,014,970	$1,986,833

(1)	The land balance above includes undeveloped land parcels with book values of $27.6 million and $18.2 million as of December 31, 2009 and December 31, 2008, respectively.

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

On-campus participating properties are as follows:

			Historical Cost – December 31,
Lessor/University	Lease Commencement	Required Debt Repayment (1)	2009	2008
Texas A&M University System / Prairie View A&M University (2)	2/1/96	9/1/23	$38,918	$38,732
Texas A&M University System / Texas A&M International	2/1/96	9/1/23	6,216	6,163
Texas A&M University System / Prairie View A&M University (3)	10/1/99	8/31/25 / 8/31/28	24,398	24,191
University of Houston System / University of Houston (4)	9/27/00	8/31/35	35,192	34,899
			104,724	103,985
Less accumulated amortization			(39,034)	(34,683)
On-campus participating properties, net			$65,690	$69,302

(1)	Represents the effective lease termination date. The Leases terminate upon the earlier to occur of the final repayment of the related debt or the end of the contractual lease term.

(2)	Consists of three phases placed in service between 1996 and 1998.

(3)	Consists of two phases placed in service in 2000 and 2003.

(4)	Consists of two phases placed in service in 2001 and 2005.

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

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Operating Partnership units:  Certain partners in the Operating Partnership hold their ownership through common and preferred units of limited partnership interest, hereinafter referred to as “Common Units” or “Series A Preferred Units.”  Common Units and Series A Preferred Units are exchangeable into an equal number of shares of the Company’s common stock, or, at the Company’s election, cash.  A Common Unit and a share of the Company’s common stock have essentially the same economic characteristics, as they effectively participate equally in the net income and distributions of the Operating Partnership.  Series A Preferred Units have a cumulative preferential per annum cash distribution rate of 5.99%, payable quarterly concurrently with the payment of dividends on the Company’s common stock.

The Company follows accounting guidance stipulating that securities that are redeemable for cash or other assets at a fixed or determinable price on a fixed or determinable date, at the option of the holder, or upon the occurrence of an event that is not solely within the control of the issuer, must be classified outside of permanent equity in the mezzanine section of the consolidated balance sheets.  In accordance with such guidance, management evaluates whether the Company controls the actions or events necessary to issue the maximum number of shares that could be required to be delivered under share settlement of the contract.  Based on this assessment, which includes evaluating terms in the applicable agreements related to redemption provisions, the Company has determined that Common Units and Series A Preferred Units in the Operating Partnership should be classified as “redeemable noncontrolling interests” in the mezzanine section of the consolidated balance sheets.  The value of redeemable noncontrolling interests on the consolidated balance sheets is reported at the greater of fair value or historical cost at the end of each reporting period.  Accordingly, income or loss allocated to these redeemable noncontrolling interests on the Company’s consolidated statements of operations includes the Series A Preferred Unit distributions as well as the pro rata share of the Operating Partnership’s net income or loss allocated to Common Units.

During the years ended December 31, 2009 and 2008, 15,400 and 391,582 Common Units, respectively, were converted into shares of the Company’s common stock.  As of December 31, 2009 and December 31, 2008, approximately 2% and 3%, respectively, of the equity interests of the Operating Partnership was held by owners of Common Units and Series A Preferred Units.

10.   Investment in Unconsolidated Joint Ventures

Investments in unconsolidated joint ventures are accounted for utilizing the equity method.  As discussed in Note 2 herein, the equity method is used when the Company has the ability to exercise significant influence over operating and financial policies of the joint venture but does not have control of the joint venture.  Under the equity method, these investments are initially recognized in the balance sheet at cost and are subsequently adjusted to reflect the Company’s proportionate share of net earnings or losses of the joint venture, distributions received, contributions, and certain other adjustments, as appropriate.   When circumstances indicate there may have been a loss in value of an equity method investment, the Company evaluates the investment for impairment by estimating the Company’s ability to recover its investment from future expected discounted cash flows.  If the Company determines the loss in value is other than temporary, the Company recognizes an impairment charge to reflect the investment at fair value. The Company believes that there were no impairments of the carrying values of its equity method investments as of December 31, 2009.

Fidelity Joint Ventures:  Concurrent with the closing of the GMH acquisition, a wholly-owned subsidiary of the Company formed a joint venture with a subsidiary of Fidelity and transferred 15 GMH student housing properties to the venture with an estimated value of $325.9 million.  One property owned by this joint venture was sold in November 2009, resulting in the joint venture owning 14 properties as of December 31, 2009.  The Company also assumed GMH’s equity interest in an existing joint venture with Fidelity that owns six properties.  The Company serves as property manager for all of the joint venture properties and owns a 10% equity interest in these joint ventures (hereinafter referred to collectively as the “Fidelity Joint Ventures”).

The Fidelity Joint Ventures are funded in part with secured third party debt in the amount of $330.4 million.  The Operating Partnership serves as non-recourse, carve-out guarantor of this debt, which means the Operating Partnership is liable to the lender for any loss, damage, cost, expense, liability, claim or other obligation incurred by the lender arising out of or in connection with certain non-recourse exceptions in connection with the debt.  Pursuant to the respective limited liability company agreements, the Fidelity Joint Ventures agreed to indemnify, defend and hold harmless the Operating Partnership with respect to such obligations, except to the extent such obligations were caused by the willful misconduct, gross negligence, fraud or bad faith of the Operating Partnership or its employees, agents or affiliates.  Therefore, the Operating Partnership’s exposure under the guarantees for obligations not caused by the willful misconduct, gross negligence, fraud or bad faith of the Operating Partnership or its employees, agents or affiliates is not expected to exceed the Company’s 10% proportionate interest in the related mortgage debt.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s $8.0 million and $9.4 million investment in these two joint ventures at December 31, 2009 and 2008, respectively, is included in other assets in the accompanying consolidated balance sheets, and the Company’s $1.6 million and $1.1 million share in the loss from these two joint ventures for the years December 31, 2009 and 2008, respectively, is included in loss from unconsolidated joint ventures in the accompanying consolidated statements of operations.  For the years ended December 31, 2009 and 2008, the Company earned $2.3 million and $1.3 million, respectively, in property management fees from these joint ventures.  Due to the respective limited liability company agreements not providing for maximum capital commitments from the members, the Company’s maximum exposure to loss stemming from its investment in the Fidelity Joint Ventures could be unlimited.

Hampton Roads Joint Venture:  The Company also holds a noncontrolling equity interest in a joint venture that owns a military housing privatization project with the United States Navy to design, develop, construct, renovate, and manage unaccompanied soldier housing located on naval bases in Norfolk and Newport News, Virginia.  The project is financed through taxable revenue bonds.  The Company’s $0.5 million and $1.0 million investment in this joint venture at December 31, 2009 and 2008, respectively, is included in other assets in the accompanying consolidated balance sheets, and the Company’s share in the loss from this joint venture of $0.5 million, $0.5 million and $0.1 million for the years ended December 31, 2009, 2008 and 2007, respectively, is included in loss from unconsolidated joint ventures in the accompanying consolidated statements of operations.  The Company earned combined development and management fees from this joint venture of $1.2 million, $0.8 million and $2.4 million for the years ended December 31, 2009, 2008 and 2007, respectively.

11.  Debt

A summary of the Company’s outstanding consolidated indebtedness, including unamortized debt premiums and discounts, is as follows:

	December 31,
	2009	2008
Debt secured by wholly-owned properties:
Mortgage loans payable	$850,046	$955,847
Construction loans payable	100,000	124,819
	950,046	1,080,666
Debt secured by on-campus participating properties:
Mortgage loan payable	32,718	32,991
Bonds payable	51,390	53,275
	84,108	86,266
Senior secured term loan	100,000	100,000
Secured revolving credit facility	-	14,700
Secured agency facility	94,000	-
Unamortized debt premiums	3,765	5,682
Unamortized debt discounts	(8,464)	(10,393)
Total debt	$1,223,455	$1,276,921

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the twelve months ended December 31, 2009, the following transactions occurred:

Year Ended December 31, 2009
Balance, beginning of period	$1,276,921
Additions:
Draws on secured revolving credit facility	115,405
Draws on secured agency facility	94,000
Draws under advancing construction loans	5,334
Deductions:
Pay down of secured revolving credit facility	(130,105)
Pay off of maturing mortgage and construction loans	(110,949)
Pay off of mortgage loan in connection with property disposition	(16,140)
Scheduled repayments of principal	(10,963)
Amortization of debt premiums and discounts	(48)
$1,223,455

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

Availability under the revolving credit facility is limited to an “aggregate borrowing base amount” equal to the lesser of (i) 50% to 65% of the value of certain properties, calculated as set forth in the credit facility, and (ii) the adjusted net operating income from these properties divided by a formula amount.  The facility bears interest at a variable rate, at the Company’s option, based upon a base rate or one-, two-, or three-month LIBOR, with a LIBOR floor of 2.0%, plus, in each case, a spread based upon the Company’s total leverage.  Additionally, the Company is required to pay an unused commitment fee of 0.35% per annum.  In September 2009, the Company paid off the entire balance on the revolving credit facility using proceeds from the secured agency facility discussed below.  As of December 31, 2009, availability under the facility totaled $155.0 million.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The terms of the facility include certain restrictions and covenants, which limit, among other items, the incurrence of additional indebtedness, liens, and the disposition of assets. The facility contains customary affirmative and negative covenants and also contains financial covenants that, among other things, require the Company to maintain certain minimum ratios of “EBITDA” (earnings before interest, taxes, depreciation and amortization) to fixed charges and total indebtedness.  The Company may not pay distributions that exceed a specified percentage of funds from operations, as adjusted, for any four consecutive quarters.  The financial covenants also include consolidated net worth and leverage ratio tests.  As of December 31, 2009, the Company was in compliance with all such covenants.

Secured Agency Facility

In September 2009, the Company closed a $125 million secured revolving credit facility with a Freddie Mac lender.  The facility has a five-year term and is currently secured by 11 properties referred to as the “Collateral Pool.”  The facility bears interest at one- or three-month LIBOR plus a spread that varies based on the debt service ratio of the Collateral Pool.  Additionally, the Company is required to pay an unused commitment fee of 1.0% per annum.  As of December 31, 2009, the balance outstanding on the secured agency facility totaled $94.0 million, bearing interest at a weighted average rate of 2.2%.  The secured agency facility includes certain financial covenants which are the same as are required for the secured revolving credit facility, described above.

Senior Secured Term Loan

On May 23, 2008, the Operating Partnership obtained a $100 million senior secured term loan.  The secured term loan has an initial term of 36 months and can be extended through May 2012 through the exercise of a 12-month extension period.  The secured term loan bears interest at a variable rate, at the Company’s option, based upon a base rate or one-, two-, three-, or six-month LIBOR plus, in each case, a spread based upon the Company’s total leverage.  On June 11, 2008, the Operating Partnership borrowed in full from the secured term loan and used the proceeds to fund a portion of the total cash consideration for the GMH acquisition.  As of December 31, 2009, the balance outstanding on the secured term loan was $100 million.  The Company guarantees the Operating Partnership’s obligations under the secured term loan.  The secured term loan includes the same restrictions and covenants as the secured revolving credit facility, described above.

On February 23, 2009, the Company entered into two $50.0 million interest rate swap agreements effective March 20, 2009 through February 20, 2012, which are both used to hedge the Company’s exposure to fluctuations in interest payments on its LIBOR-based senior secured term loan.  Under the terms of the two interest rate swap agreements, the Company pays an average fixed rate of 1.7925% and receives a one-month LIBOR floating rate.  As a result of these two interest rate swaps, the Company effectively fixed the interest rate on its senior secured term loan to 3.55% as of December 31, 2009 (1.7925% + 1.75% spread).  In the event that the swaps at any time have a negative fair value below a certain threshold level, the Company is required to post cash into a collateral account pledged to the interest rate swap providers.  As of December 31, 2009, the Company had deposited approximately $0.7 million into a collateral account related to one of the interest rate swaps.  See Note 14 herein for a more detailed discussion of the Company’s derivative instruments and hedging activities.

Construction Loans and Mortgage Notes Payable

Construction loans and mortgage notes payable at December 31, 2009, excluding debt premiums and discounts, consisted of 62 loans secured by wholly-owned properties and on-campus participating properties consisting of:

Property	Principal Outstanding (1)	Interest Rate at December 31, 2009		Maturity Date	Amortization
Cullen Oaks – Phase I (2)	$16,275	6.69%	(3)	February 2014	30 years
Cullen Oaks – Phase II (2)	16,443	6.69%	(3)	February 2014	30 years
University Village at Boulder Creek	15,248	5.71%		November 2012	30 years
River Club Apartments	17,430	8.18%		August 2010	30 years
The Village at Alafaya Club	19,237	8.16%		August 2010 (4)	30 years
University Club Tallahassee	12,867	7.99%		October 2010	30 years
The Grove at University Club Tallahassee	4,068	5.75%		March 2013	30 years
College Club Tallahassee	8,327	6.74%		December 2011	30 years
The Estates	36,218	5.20%		June 2015	30 years
The Village at Blacksburg	19,926	7.50%		January 2011	30 years
The Woods at Greenland	5,819	5.69%		October 2012	30 years
Raiders Crossing	6,248	6.18%		December 2012	30 years

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property	Principal Outstanding(1)			Interest Rate at December 31, 2009	Maturity Date	Amoritzation
Entrada Real	9,143			5.61%	November 2012	30 years
The Outpost San Marcos	13,013			5.74%	October 2013	30 years
The Outpost San Antonio	22,945			4.99%	October 2014	30 years
City Parc at Fry Street	10,957			5.96%	September 2014	30 years
Raiders Pass - Phase I	14,838			5.91%	October 2012	30 years
Raiders Pass – Phase II	3,649			5.66%	October 2012	30 years
The Callaway House	18,340			7.10%	April 2011	30 years
Aggie Station	10,988			5.96%	October 2012	30 years
Village on Sixth – Phase I	15,444			5.48%	May 2014	30 years
Village on Sixth – Annex	1,376			6.63%	October 2016	30 years
Newtown Crossing	31,138			5.65%	June 2015	30 years
Olde Town University Square	20,159			5.65%	June 2015	30 years
Peninsular Place	16,563			5.65%	June 2015	30 years
Vista del Sol	100,000	(5)		1.45%	December 2010	n/a
Pirate’s Place	6,495			7.15%	January 2023	30 years
Jacob Heights I	3,850			5.54%	February 2016	Interest only
Jacob Heights III	2,948			6.19%	August 2016	Interest only
The Summit	23,825			5.60%	March 2017	Interest only
GrandMarc – Seven Corners	18,020			5.19%	June 2014	30 years
University Village – Sacramento	14,740			5.32%	February 2016	Interest only
Aztec Corner	28,600			5.97%	August 2016	30 years
University Crossings	33,201			5.42%	November 2013	30 years
University Crossings - Annex	8,108			5.90%	November 2013	30 years
Campus Corner	22,266			5.84%	November 2016	Interest only
Tower at 3rd	14,491			4.96%	September 2015	Interest only
University Mills	8,806			4.92%	August 2014	30 years
University Manor	14,233			4.92%	August 2014	30 years
Brookstone Village	4,141			5.38%	February 2016	Interest only
Campus Walk – Wilmington	6,700			5.00%	September 2015	Interest only
Cambridge at Southern	18,388			5.78%	December 2016	Interest only
Campus Club – Statesboro	18,811			4.24%	March 2010	Interest only
University Pines	11,036			6.95%	June 2013	30 years
Lakeside	14,100			5.84%	November 2016	Interest only
The Edge	29,914			5.22%	January 2011	Interest only
Southview	18,918			4.56%	June 2015	Interest only
Stonegate	14,264			4.56%	June 2015	Interest only
The Commons	5,569			5.60%	April 2024	30 years
University Gables	13,925			6.95%	June 2013	30 years
The Enclave I	9,762			4.92%	August 2014	30 years
Hawks Landing	15,600			5.84%	November 2016	Interest only
Willowtree Apartments	13,441			7.09%	October 2011	30 years
Willowtree Towers	6,576			7.09%	October 2011	30 years
Abbott Place	17,850			5.84%	November 2016	Interest only
University Centre – Kalamazoo	19,875			5.60%	March 2017	Interest only
University Meadows	9,633			4.92%	October 2015	Interest only
Campus Way	15,375			5.84%	November 2016	Interest only
Campus Walk – Oxford	8,133			4.70%	March 2012	Interest only
Campus Trails	7,486			5.84%	November 2016	Interest only
University Pointe	21,300			5.28%	October 2015	Interest only
University Trails	15,725			4.24%	March 2010	Interest only
Total	$982,764		Wtd Avg Rate	5.36%

(1)	For federal income tax purposes, the aggregate cost of the loans is equal to the carrying amount.

(2)	Both loans bear interest at a rate of LIBOR plus 1.35%.

(3)
The floating rate on both loans was swapped to a fixed rate of 6.69%.  This interest rate swap terminates in February 2014, at which time the interest rate will revert back to a variable rate.  The TRS has guaranteed payment of the indebtedness of the Phase I loan and the indebtedness of the Phase II loan, up to a limit of $4.0 million of loan principal plus interest and litigation fees potentially incurred by the lender.  This guaranty will remain in effect until the balance on the loan is paid in full.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4)
Represents the Anticipated Repayment Date, as defined in the loan agreement.  If the loan is not repaid on the Anticipated Repayment Date, then certain monthly payments including excess cash flow, as defined, become due through the maturity date of August 2030.

(5)
For each borrowing on the construction loan, the Company has the option of choosing Prime rate or one-, two-, or three-month LIBOR plus 1.20%.  The loan can be extended through December 2011 through the exercise of a 12-month extension period.

Bonds Payable

Bonds payable consist of three issues secured by student housing ground/facility leases, with interest and principal paid semi-annually and annually, respectively, through maturity. Covenants include, among other items, budgeted and actual debt service coverage ratios. The bonds are nonrecourse to the Company. Payment of regularly scheduled principal payments is guaranteed by MBIA Insurance Corporation. Bonds payable at December 31, 2009 consisted of the following:

			Principal	Weighted		Required
Series	Mortgaged Facilities Subject to Leases	Original	December 31, 2009	Average Rate	Maturity Date	Monthly Debt Service
1999	University Village- PVAMU/TAMIU	$39,270	$30,345	7.70%	September 2023	$302
2001	University College–PVAMU	20,995	17,320	7.45%	August 2025	158
2003	University College–PVAMU	4,325	3,725	5.97%	August 2028	28
	Total/weighted average rate	$64,590	$51,390	7.49%		$488

Schedule of Debt Maturities

Scheduled debt maturities (reflecting automatic extensions where applicable) for each of the five years subsequent to December 31, 2009 and thereafter, are as follows:

	Scheduled Principal	Due at Maturity	Total
2010	$10,975	$183,577	$194,552
2011	10,409	194,875	205,284
2012	10,398	70,242	80,640
2013	9,302	77,509	86,811
2014	7,217	216,283	223,500
Thereafter	49,804	387,563	437,367
	$98,105	$1,130,049	$1,228,154

The $183.6 million of debt scheduled to mature in 2010 is comprised of a $100.0 million construction loan which can be extended through December 2011 through the exercise of a 12-month extension, and $83.6 million of fixed-rate mortgage debt that we expect to pay-off on or before their respective maturity dates.

Payment of principal and interest were current at December 31, 2009.  Mortgage notes and bonds payable are subject to prepayment penalties.

12.  Incentive Award Plan

The Company has adopted the 2004 Incentive Award Plan (the “Plan”).  The Plan provides for the grant of various stock-based incentive awards to selected employees and directors of the Company and the Company’s affiliates.  The Company has reserved a total of 1,210,000 shares of the Company’s common stock for issuance pursuant to the Plan, subject to certain adjustments for changes in the Company’s capital structure, as defined in the Plan.  As of December 31, 2009, 354,560 shares were available for issuance under the Plan.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock Units

Upon initial appointment to the Board of Directors and reelection to the Board of Directors at each Annual Meeting of Stockholders, each outside member of the Board of Directors is granted restricted stock units (“RSUs”).  For all 2006 and 2007 RSU grants, no shares of stock were issued at the time of the RSU awards, and the Company was not required to set aside a fund for the payment of any such award; however, the stock was deemed to be awarded on the date of grant.  Upon the Settlement Date, which is three years from the date of grant, the Company will deliver to the recipients a number of shares of common stock or cash, as determined by the Compensation Committee of the Board of Directors, equal to the number of RSUs held by the recipients.  In addition, recipients of RSUs are entitled to dividend equivalents equal to the cash distributions paid by the Company on one share of common stock for each RSU issued, payable currently or on the Settlement Date, as determined by the Compensation Committee of the Board of Directors.

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

A summary of the Company’s RSUs under the Plan for the three years ended December 31, 2009 and changes during the two years ended December 31, 2009, are presented below:
	Number of RSUs	Weighted-Average Grant Date Fair Value Per RSU
Outstanding at December 31, 2007	18,786	$24.50
Granted	7,831	30.34
Settled in common shares	(11,897)	25.82
Settled in cash	(3,164)	25.43
Outstanding at December 31, 2008	11,556	26.83
Granted	11,870	21.82
Settled in common shares	(8,594)	22.89
Settled in cash	(9,456)	22.46
Outstanding at December 31, 2009	5,376	$29.77

The RSUs are fully vested on the date of grant.  Accordingly, the Company recognized expense of approximately $0.3 million for the year ended December 31, 2009 and $0.2 million for each of the years ended December 31, 2008 and 2007, respectively, reflecting the fair value of the RSUs issued on the date of grant.  The weighted-average grant-date fair value for each RSU granted during the year ended December 31, 2007 was $29.77.

Restricted Stock Awards

The Company awards restricted stock awards (“RSAs”) to its executive officers and certain employees that vest in equal annual installments over a five year period.  Unvested awards are forfeited upon the termination of an individual’s employment with the Company under specified circumstances.  Recipients of RSAs receive dividends, as declared by the Company’s Board of Directors, on unvested shares, provided that the recipient continues to be employed by the Company.  A summary of the Company’s RSAs under the Plan for the three years ended December 31, 2009 and changes during the two years ended December 31, 2009, are presented below:

	Number of RSAs	Weighted-Average Grant Date Fair Value Per RSA
Nonvested balance at December 31, 2007	178,921	$27.64
Granted	151,492	27.62
Vested	(32,353)	26.54
Forfeited	(15,652)	26.97
Nonvested balance at December 31, 2008	282,408	27.79
Granted	256,650	21.13
Vested	(50,210)	27.46
Forfeited	(26,913)	26.28
Nonvested balance at December 31, 2009	461,935	$24.21

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The weighted-average grant date fair value for each RSA granted and forfeited during the year ended December 31, 2007 was $30.21 and $25.68, respectively.  The Company recognizes the value of these awards as an expense over the vesting periods, which amounted to approximately $2.7 million, $1.9 million and $1.1 million for the years ended December 31, 2009, 2008 and 2007, respectively.

The total fair value of RSAs vested during the year ended December 31, 2009, was approximately $0.9 million.  Additionally, as of December 31, 2009, the Company had approximately $8.6 million of total unrecognized compensation cost related to these RSAs, which is expected to be recognized over a remaining weighted-average period of 3.5 years.

Common Units

The Outperformance Bonus Plan was adopted upon consummation of the Company’s IPO in August 2004, and consisted of awards to key employees equal to the value of 367,682 shares of the Company’s common stock.  Such awards vested on the third anniversary of the IPO (August 2007), upon the Company’s achievement of specified performance measures.  Upon vesting, the Compensation Committee of the Board of Directors exercised its permitted discretion and granted 132,400 of the awards to selected recipients in the form of profits interest units (“PIUs”) of the Operating Partnership, with the remainder of the awards paid in cash in the amount of $6.7 million.  During the year ended December 31, 2007, the Company recorded a compensation charge of approximately $10.4 million to reflect the value of such awards.  As a result of the October 2007 equity offering discussed in Note 2, a book-up event occurred for tax purposes, resulting in the 132,400 PIUs being converted to Common Units.

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

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income (Loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  During the year ended December 31, 2009, such derivatives were used to hedge the variable cash flows associated with the Company’s $100 million senior secured term loan and the Cullen Oaks Phase I and Phase II loans.

The following table summarizes the Company’s outstanding interest rate swap contracts as of December 31, 2009:

Date Entered	Effective Date	Maturity Date	Pay Fixed Rate	Receive Floating Rate Index	Notional Amount	Fair Value
Feb. 12, 2007	Feb. 15, 2007	Feb. 15, 2014	6.689%	LIBOR – 1 mo. plus 1.35%	$ 33,156	$ (3,504)
Feb. 23, 2009	March 20, 2009	Feb. 20, 2012	1.785%	LIBOR – 1 month	50,000	(419)
Feb. 23, 2009	March 20, 2009	Feb. 20, 2012	1.800%	LIBOR – 1 month	50,000	(433)

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of December 31, 2009 and December 31, 2008:

	Derivative Liabilities as of
	December 31, 2009		December 31, 2008
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swap contracts	Other liabilities	$4,356	Other Liabilities	$5,117
Total derivatives designated as hedging instruments		$4,356		$5,117

The tables below present the effects of the Company’s derivative financial instruments on other comprehensive income (“OCI”) and the consolidated statements of operations for the years ended December 31, 2009, 2008 and 2007:

	Amount of Income (Loss) Recognized in OCI on Derivative (Effective Portion)
	Year Ended December 31,
Cash Flow Hedging Relationships	2009	2008	2007
Interest rate swap contracts	$761	$(3,031)	$(2,075)
Total	$761	$(3,031)	$(2,075)

Location of Gain Reclassified from Accumulated OCI Into Income	Amount of Gain Reclassified from Accumulated OCI Into Income (Effective Portion)
	Year Ended December 31,

	2009	2008	2007
Interest expense	$-	$211	$211
Total	$-	$211	$211

15.   Fair Value Disclosures

The following table presents information about the Company’s liabilities measured at fair value on a recurring basis as of December 31, 2009, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.  In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities the Company has the ability to access.  Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.  Level 2 inputs include quoted prices for similar assets and liabilities in active markets and inputs other than quoted prices observable for the asset or liability, such as interest rates and yield curves observable at commonly quoted intervals.  Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Disclosures concerning assets and liabilities measured at fair value are as follows:

	Liabilities Measured at Fair Value on a Recurring Basis
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2009

Derivative financial instruments	$-	$4,356	$-	$4,356

The Company uses derivative financial instruments, specifically interest rate swaps, for nontrading purposes.  The Company uses interest rate swaps to manage interest rate risk arising from previously unhedged interest payments associated with variable rate debt.  Through December 31, 2009, derivative financial instruments were designated and qualified as cash flow hedges.  Derivative contracts with positive net fair values inclusive of net accrued interest receipts or payments, are recorded in other assets.  Derivative contracts with negative net fair values, inclusive of net accrued interest payments or receipts, are recorded in other liabilities.  The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative.  This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves.  The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.

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

Although the Company has determined the majority of the inputs used to value its derivative fall within Level 2 of the fair value hierarchy, the credit valuation adjustment associated with its derivative utilizes Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparty.  However, as of December 31, 2009, the Company has assessed the significance of the impact of the credit valuation adjustment on the overall valuation of its derivative position and has determined that the credit valuation adjustment is not significant to the overall valuation of the Company’s derivative.  As a result, the Company has determined its derivative valuation in its entirety is classified in Level 2 of the fair value hierarchy.

Other Fair Value Disclosures

Cash and Cash Equivalents, Restricted Cash, Student Contracts Receivable, Other Assets, Account Payable and Accrued Expenses and Other Liabilities:  The Company estimates that the carrying amount approximates fair value, due to the short maturity of these instruments.

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

The table below contains the estimated fair value and related carrying amounts for the Company’s mortgage loans and bonds payable as of December 31, 2009 and December 31, 2008:

	December 31, 2009		December 31, 2008
	Fair Value	Carrying Amount	Fair Value	Carrying Amount
Mortgage loans	$912,332	$878,065	$1,000,105	$984,127
Bonds payable	49,865	51,390	52,814	53,275

16.  Lease Commitments

The Company entered into a 65-year ground/facility lease agreement on October 30, 2007 for the purpose of constructing Barrett Honors College, a student housing facility on the campus of Arizona State University in Tempe, Arizona.  The agreement will terminate on the 65th anniversary date of the opening date (August 2074) and has two ten year extensions available.  During the first ten years, under the terms of the ground lease, the lessor will receive annual minimum rents of approximately $0.3 million.  For the remaining years of the lease, the lessor will receive variable rent payments based upon the operating performance of the property.  Straight-lined rental amounts were capitalized during the construction period and expensed upon the commencement of operations in August 2009.  Rent expense under this agreement was approximately $14,000 for the year ended December 31, 2009.

The Company entered into a 65-year ground/facility lease agreement on December 22, 2006 for the purpose of constructing Vista del Sol, a student housing facility on the campus of Arizona State University in Tempe, Arizona.  The agreement will terminate on the 65th anniversary date of the opening date (August 2073) and has two ten year extensions available.  During the first five years, under the terms of the ground lease, the lessor will receive annual minimum rents of approximately $0.7 million and variable rent payments based upon the operating performance of the property.  For the remaining years of the lease, the lessor will receive variable rent payments based upon the operating performance of the property.  Straight-lined rental amounts were capitalized during the construction period and expensed upon the commencement of operations in August 2008.  Rent expense under this agreement was approximately $1.0 million and $0.4 million for the years ended December 31, 2009 and 2008, respectively.

The Company entered into a 95-year ground lease agreement on August 3, 2005 for the purpose of constructing University Centre, a student housing facility near the campuses of Rutgers University and the New Jersey Institute of Technology in Newark, New Jersey.  The agreement terminates in July 2102 with no extensions or renewals available.  Under the terms of the ground lease, the lessor receives escalating annual rents ranging from $0.1 million to $0.4 million and contingent rental payments based upon the operating performance of the property.  Straight-lined rental amounts were capitalized during the construction period and expensed upon the commencement of operations in August 2007.  Rent expense under the ground lease agreement was approximately $0.3 million for each of the years ended December 31, 2009 and 2008 and $0.1 million for the year ended December 31, 2007.

The Company entered into a ground lease agreement on October 2, 2003 for the purpose of constructing a student housing facility near the campus of Temple University in Philadelphia, Pennsylvania.  The agreement terminates June 30, 2079 and has four six year extensions available.  Under the terms of the ground lease, the lessor receives annual minimum rents of $0.1 million and contingent rental payments which are based upon the operating performance of the property.  The contingent rental payment was approximately $0.1 million for each of the years ended December 31, 2009, 2008 and 2007.

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

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company also has various operating and capital leases for furniture, office and technology equipment, which expire through 2014.  Rental expense under the operating lease agreements approximated $2.2 million, $1.4 million and $0.8 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Wholly-owned properties, net at December 31, 2009 included approximately $3.5 million related to capital leases of furniture, net of approximately $1.8 million of accumulated amortization.  Other assets at December 31, 2009 included approximately $150,000 related to corporate assets under capital leases, net of approximately $130,000 of accumulated amortization.
Future minimum commitments over the life of all leases subsequent to December 31, 2009, are as follows:

	Operating	Capital
2010	$1,902	$1,053
2011	1,530	826
2012	1,531	439
2013	771	148
2014	661	99
Thereafter	38,844	-
Total minimum lease payments	45,239	2,565
Amount representing interest	-	(251)
Balance of minimum lease payments	$45,239	$2,314

The capital lease obligations are reflected in other liabilities in the accompanying consolidated balance sheets and amortization of assets recorded under capital leases is included in depreciation expense.

17.  Commitments and Contingencies

Commitments

Development-related guarantees: For its third-party development projects, the Company commonly provides alternate housing and project cost guarantees, subject to force majeure.  These guarantees are typically limited, on an aggregate basis, to the amount of the projects’ related development fees or a contractually agreed-upon maximum exposure amount.  Alternate housing guarantees typically expire five days after construction is complete and generally require the Company to provide substitute living quarters and transportation for students to and from the university if the project is not complete by an agreed-upon completion date.  Under project cost guarantees, the Company is responsible for the construction cost of a project in excess of an approved budget.   The budget consists primarily of costs included in the general contractors’ guaranteed maximum price contract (“GMP”).  In most cases, the GMP obligates the general contractor, subject to force majeure and approved change orders, to provide completion date guarantees and to cover cost overruns and liquidated damages.  In addition, the GMP is typically secured with payment and performance bonds.  Project cost guarantees expire upon completion of certain developer obligations, which are normally satisfied within one year after completion of the project.

In the normal course of business, the Company enters into various development-related purchase commitments with parties that provide development-related goods and services.  In the event that the Company was to terminate development services prior to the completion of projects under construction, the Company could potentially be committed to satisfy outstanding purchase orders with such parties.  At December 31, 2009, management did not anticipate any material deviations from schedule or budget related to third-party development projects currently in progress.

Guaranty of Joint Venture Mortgage Debt: As mentioned in Note 10, the Fidelity Joint Ventures are funded in part with secured third party debt in the amount of $330.4 million.  The Operating Partnership serves as non-recourse, carve-out guarantor of this debt, which means the Operating Partnership is liable to the lender for any loss, damage, cost, expense, liability, claim or other obligation incurred by the lender arising out of or in connection with certain non-recourse exceptions in connection with the debt.  Pursuant to the respective limited liability company agreements, the Fidelity Joint Ventures agreed to indemnify, defend and hold harmless the Operating Partnership with respect to such obligations, except to the extent such obligations were caused by the willful misconduct, gross negligence, fraud or bad faith of the Operating Partnership or its employees, agents or affiliates.  Therefore, the Operating Partnership’s exposure under the guarantees for obligations not caused by the willful misconduct, gross negligence, fraud or bad faith of the Operating Partnership or its employees, agents or affiliates is not expected to exceed the Company’s 10% proportionate interest in the related mortgage debt.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has estimated the fair value of guarantees entered into to be immaterial.  The Company’s estimated maximum exposure amount under the above guarantees is approximately $340.0 million.

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

Letters of Intent:  In the ordinary course of the Company’s business, the Company enters into letters of intent indicating a willingness to negotiate for acquisitions, dispositions or joint ventures.  Such letters of intent are non-binding, and neither party to the letter of intent is obligated to pursue negotiations unless and until a definitive contract is entered into by the parties.  Even if definitive contracts are entered into, the letters of intent relating to the acquisition and disposition of real property and resulting contracts generally contemplate that such contracts will provide the acquirer with time to evaluate the property and conduct due diligence, during which periods the acquiror will have the ability to terminate the contracts without penalty or forfeiture of any deposit or earnest money.  There can be no assurance that definitive contracts will be entered into with respect to any matter covered by letters of intent or that the Company will consummate any transaction contemplated by any definitive contract.  Furthermore, due diligence periods for real property are frequently extended as needed.  Once the due diligence period expires, the Company is then at risk under a real property acquisition contract, but only to the extent of any earnest money deposits associated with the contract.

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

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2009	2008	2007
Wholly-Owned Properties
Rental revenues	$273,053	$197,037	$117,858
Interest and other income	42	113	324
Total revenues from external customers	273,095	197,150	118,182
Operating expenses before depreciation, amortization, ground/facility lease, and allocation of corporate overhead	134,267	101,246	54,411
Ground/facility leases	1,021	376	-
Interest expense	53,990	43,741	24,226
Other nonoperating income	402	486	-
Operating income before depreciation, amortization and allocation of corporate overhead	$84,219	$52,273	$39,545
Depreciation and amortization	$70,479	$51,558	$25,648
Capital expenditures	$114,729	$142,796	$142,265
Total segment assets at December 31,	$2,093,638	$2,060,591	$978,275
On-Campus Participating Properties
Rental revenues	$22,727	$22,042	$20,966
Interest and other income	42	206	359
Total revenues from external customers	22,769	22,248	21,325
Operating expenses before depreciation, amortization, ground/facility lease, and allocation of corporate overhead	9,650	10,073	8,701
Ground/facility lease	1,086	1,402	1,622
Interest expense	6,183	6,166	6,226
Operating income before depreciation, amortization and allocation of corporate overhead	$5,850	$4,607	$4,776
Depreciation and amortization	$4,350	$4,322	$4,263
Capital expenditures	$739	$719	$480
Total segment assets at December 31,	$78,718	$83,946	$85,708
Development Services
Development and construction management fees from external customers	$5,015	$7,922	$5,490
Intersegment revenues	-	2,502	-
Total revenues	5,015	10,424	5,490
Operating expenses	8,590	9,471	5,588
Operating (loss) income before depreciation, amortization and allocation of corporate overhead	$(3,575)	$953	$(98)
Total segment assets at December 31,	$4,338	$7,196	$7,624
Property Management Services
Property management fees from external customers	$8,795	$6,578	$2,821
Intersegment revenues	10,730	7,532	4,289
Total revenues	19,525	14,110	7,110
Operating expenses	7,406	6,485	3,102
Operating income before depreciation, amortization and allocation of corporate overhead	$12,119	$7,625	$4,008
Total segment assets at December 31,	$4,545	$7,258	$2,220
Reconciliations
Total segment revenues	$320,404	$243,932	$152,107
Unallocated interest income earned on corporate cash	36	812	794
Elimination of intersegment revenues	(10,730)	(10,034)	(4,289)
Total consolidated revenues, including interest income	$309,710	$234,710	$148,612
Segment operating income before depreciation, amortization and allocation of corporate overhead	$98,613	$65,458	$48,231
Depreciation and amortization	(79,667)	(59,416)	(31,784)
Net unallocated expenses relating to corporate overhead	(18,725)	(16,509)	(17,014)
Loss from unconsolidated joint ventures	(2,073)	(1,619)	(108)
Income tax provision	(540)	(388)	(756)
Loss from continuing operations	$(2,392)	$(12,474)	$(1,431)
Total segment assets	$2,181,239	$2,158,991	$1,073,827
Unallocated corporate assets	53,742	24,918	2,469
Total assets	$2,234,981	$2,183,909	$1,076,296

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.  Quarterly Financial Information (Unaudited)

The information presented below represents the consolidated financial results of the Company for the years ended December 31, 2009 and 2008.

	2009
	1PstP Quarter	2PndP Quarter	3PrdP Quarter	4PthP Quarter	Total
Total revenues	$77,740	$73,270	$78,445	$83,543	$312,998 (1)
Net income (loss)	$277	$(5,310)	$(5,804)	$(2,003)	$(12,840)
Net income (loss) per share- basic	$0.00	$(0.11)	$(0.11)	$(0.04)	$(0.28)
Net income (loss) per share- diluted	$0.00	$(0.11)	$(0.11)	$(0.04)	$(0.28)

	2008
	1PstP Quarter	2PndP Quarter	3PrdP Quarter	4PthP Quarter	Total
Total revenues	$41,441	$43,889	$72,688	$78,290	$236,308 (1)
Net income (loss)	$4,909	$(1,450)	$(13,094)	$(3,420)	$(13,055)
Net income (loss) per share- basic	$0.18	$(0.04)	$(0.31)	$(0.08)	$(0.36)
Net income (loss) per share- diluted	$0.18	$(0.04)	$(0.31)	$(0.08)	$(0.36)

(1)    Includes revenues from discontinued operations of $3.4 million and $2.7 million for the years ended December 31, 2009 and 2008, respectively.

20.  Subsequent Events

Distributions:  On January 29, 2010, the Company declared a fourth quarter 2009 distribution per share of $0.3375 which was paid on February 26, 2010 to all common stockholders of record as of February 15, 2010.  At the same time, the Operating Partnership paid an equivalent amount per unit to holders of Common Units, as well as the quarterly cumulative preferential distribution to holders of Series A Preferred Units (see Note 9).

Pay-off of mortgage debt:  On the scheduled maturity date of March 1, 2010, the Company paid off approximately $34.5 million of fixed-rate mortgage debt secured by two of our wholly-owned properties (Campus Club – Statesboro and University Trails).

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21.  Schedule of Real Estate and Accumulated Depreciation

			Initial Cost		Basis Step-Up			Total Costs
	Units	Beds	Land	Buildings and Improvements and Furniture, Fixtures and Equipment	Land	Buildings and Improvements and Furniture, Fixtures and Equipment	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Improvements and Furniture, Fixtures and Equipment	Total (1)	Accumulated Depreciation (2)	Encumbrances (3)	Year Built
Wholly-Owned Properties
Villas on Apache	111	288	$1,465	$8,071	$-	$-	$3,151	$1,465	$11,222	$12,687	$4,423	$-	1987

The Village at Blacksburg	288	1,056	3,826	22,155	-	-	3,640	3,826	25,795	29,621	7,229	19,926	1990/ 1998

River Club Apartments	266	792	3,478	19,655	-	-	1,736	3,478	21,391	24,869	6,440	17,430	1996

River Walk Townhomes	100	336	1,442	8,194	-	-	698	1,442	8,892	10,334	2,647	-	1998

The Callaway House	173	538	5,081	20,499	-	-	1,592	5,081	22,091	27,172	6,301	18,340	1999

The Village at Alafaya Club	228	839	3,788	21,851	-	-	1,562	3,788	23,414	27,201	6,386	19,237	1999

The Village at Science Drive	192	732	4,673	19,021	-	-	971	4,673	19,992	24,665	4,607	-	2000

University Village at Boulder Creek	82	309	939	14,887	96	1,506	831	1,035	17,224	18,259	4,068	15,248	2002

University Village at Fresno	105	406	900	15,070	29	483	248	929	15,801	16,730	2,938	-	2004

University Village at TU	220	749	-	38,739	-	2,380	516	-	41,635	41,635	6,842	-	2004

University Village at Sweet Home	269	828	2,473	34,626	-	-	278	2,473	34,904	37,377	5,146	-	2005

University Club Tallahassee (4)	152	608	4,065	17,368	-	-	2,348	4,065	19,716	23,781	4,228	12,867	2000

The Grove at University Club (4)	64	128	600	5,735	-	-	458	600	6,193	6,793	930	4,068	2002

College Club Tallahassee (5)	96	384	1,498	11,156	-	-	1,285	1,498	12,441	13,939	2,412	8,327	2001

The Greens at College Club (5)	40	160	601	4,893	-	-	536	601	5,429	6,030	980	-	2004

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

			Initial Cost		Basis Step-Up			Total Costs
	Units	Beds	Land	Buildings and Improvements and Furniture, Fixtures and Equipment	Land	Buildings and Improvements and Furniture, Fixtures and Equipment	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Improvements and Furniture, Fixtures and Equipment	Total (1)	Accumulated Depreciation (2)	Encumbrances (3)	Year Built

University Club Gainesville	94	376	$1,416	$11,848	$-	$-	$1,219	$1,416	$13,067	$14,483	$2,005	$-	1999

The Estates	396	1,044	4,254	43,164	-	-	1,742	4,254	44,906	49,160	6,402	36,218	2002

City Parc at Fry Street	136	418	1,902	17,678	-	-	717	1,902	18,395	20,297	2,870	10,957	2004

Entrada Real	98	363	1,475	15,859	-	-	509	1,475	16,368	17,843	1,878	9,143	2000

Royal Oaks (6)	82	224	1,346	8,153	-	-	483	1,346	8,636	9,982	1,031	-	1990

Royal Pavilion (6)	60	204	1,212	7,304	-	-	439	1,212	7,743	8,955	939	-	1991

Royal Village Tallahassee (6)	75	288	1,764	10,768	-	-	620	1,764	11,388	13,152	1,326	-	1992

Royal Village Gainesville	118	448	2,484	15,153	-	-	806	2,484	15,959	18,443	2,025	-	1996

Northgate Lakes	194	710	4,807	27,284	-	-	1,146	4,807	28,430	33,237	3,401	-	1997/ 1998

Royal Lexington	94	364	2,848	12,783	-	-	817	2,848	13,600	16,448	1,707	-	1994

The Woods at Greenland	78	276	1,050	7,286	-	-	505	1,050	7,791	8,841	987	5,819	2001

Raider’s Crossing	96	276	1,089	8,404	-	-	532	1,089	8,936	10,025	1,100	6,248	2002

Raider’s Pass	264	828	3,877	32,445	-	-	1,184	3,877	33,629	37,506	3,918	18,487	2002/ 2003

Aggie Station	156	450	1,634	18,821	-	-	577	1,634	19,398	21,032	2,180	10,988	2003

The Outpost San Marcos	162	486	1,987	18,973	-	-	451	1,987	19,424	21,411	2,149	13,013	2003/ 2004

The Outpost San Antonio	276	828	3,262	36,252			444	3,262	36,696	39,958	3,997	22,945	2005

Callaway Villas	236	704	3,903	32,286	-	-	262	3,903	32,548	36,451	3,674	-	2006

Village on Sixth	248	752	2,763	22,480	-	-	2,083	2,763	24,563	27,326	2,354	16,820	2000/ 2006

Newtown Crossing	356	942	6,763	53,597	-	-	729	6,763	54,326	61,089	4,988	31,138	2005/ 2007

Olde Town University Square	224	550	2,277	24,614	-	-	703	2,277	25,317	27,594	2,521	20,159	2005

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

			Initial Cost		Basis Step-Up			Total Costs
	Units	Beds	Land	Buildings and Improvements and Furniture, Fixtures and Equipment	Land	Buildings and Improvements and Furniture, Fixtures and Equipment	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Improvements and Furniture, Fixtures and Equipment	Total (1)	Accumulated Depreciation (2)	Encumbrances (3)	Year Built

Peninsular Place	183	478	$2,306	$16,559	$-	$-	$369	$2,306	$16,928	$19,234	$1,803	$16,563	2005

University Centre	234	838	-	77,378	-	-	1,713	-	79,091	79,091	5,614	-	2007

Sunnyside Commons	68	161	6,933	768	-	-	57	6,933	825	7,758	51	-	1925-2001

Pirate’s Place	144	528	1,159	9,652	-	-	950	1,159	10,602	11,761	609	6,495	1996

The Highlands	216	732	4,821	24,822	-	-	988	4,821	25,810	30,631	1,322	-	2004

Jacob Heights I (7)	42	162	407	5,888	-	-	103	407	5,991	6,398	295	3,850	2004

Jacob Heights III (7)	24	96	233	3,637	-	-	61	233	3,698	3,931	175	2,948	2006

The Summit (7)	192	672	1,678	26,939	-	-	427	1,678	27,366	29,044	1,227	23,825	2003

GrandMarc – Seven Corners	186	440	4,491	28,807	-	-	787	4,491	29,594	34,085	1,311	18,020	2000

University Village – Sacramento	250	394	7,275	12,639	-	-	375	7,275	13,014	20,289	638	14,740	1979

Aztec Corner	180	606	17,460	32,209	-	-	308	17,460	32,517	49,977	1,471	28,600	1995

University Crossings	260	1,016	20,622	47,830	-	-	2,011	20,622	49,841	70,463	2,197	41,309	1926/ 2003

Campus Corner	254	796	1,591	20,928	-	-	473	1,591	21,401	22,992	1,066	22,266	1997

Tower at 3rd	147	295	1,145	19,128	-	-	2,000	1,145	21,128	22,273	951	14,491	1973

University Mills	121	481	524	12,334	-	-	485	524	12,819	13,343	671	8,806	2002

Pirates Cove	264	1,056	2,173	26,704	-	-	2,784	2,173	29,488	31,661	1,639	-	2000

University Manor	168	600	1,387	14,889	-	-	1,614	1,387	16,503	17,890	909	14,233	2002

Brookstone Village	124	238	1,203	7,024	-	-	793	1,203	7,817	9,020	347	4,141	1993

Campus Walk – Wilmington	289	290	2,794	11,718	-	-	530	2,794	12,248	15,042	512	6,700	1989

Cambridge at Southern	228	564	3,317	20,301	-	-	444	3,317	20,745	24,062	1,084	18,388	2006

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

			Initial Cost		Basic Step-Up			Total Costs
	Units	Beds	Land	Buildings and Improvements and Furniture, Fixtures and Equipment	Land	Buildings and Improvements and Furniture, Fixtures and Equipment	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Improvements and Furniture, Fixtures and Equipment	Total (1)	Accumulated Depreciation (2)	Encumbrances (3)	Year Built

Campus Club – Statesboro	276	984	$3,075	$31,100	$-	$-	$3,067	$3,075	$34,167	$37,242	$1,847	$18,811	2003

University Pines	144	552	1,707	17,527	-	-	654	1,707	18,181	19,888	862	11,036	2001

Lakeside	244	776	2,347	22,999	-	-	1,811	2,347	24,810	27,157	1,299	14,100	1991

The Club	120	480	1,164	11,979	-	-	1,509	1,164	13,488	14,652	722	-	1989

The Edge	306	930	6,053	37,802	-	-	1,493	6,053	39,295	45,348	1,836	29,914	1999

University Place	144	528	2,794	15,639	-	-	433	2,794	16,072	18,866	799	-	2003

Southview	240	960	3,492	41,760	-	-	1,143	3,492	42,903	46,395	2,051	18,918	1998

Stonegate	168	672	2,929	28,164	-	-	933	2,929	29,097	32,026	1,407	14,264	2000

The Commons	132	528	2,173	17,786	-	-	1,125	2,173	18,911	21,084	959	5,569	1991

University Gables	168	648	1,309	13,148	-	-	1,661	1,309	14,809	16,118	882	13,925	2001

Campus Ridge	132	528	960	12,831	-	-	305	960	13,136	14,096	668	-	2003

The Enclave I	120	480	582	9,205	-	-	784	582	9,989	10,571	514	9,762	2002

Hawks Landing	122	484	1,445	13,735	-	-	2,596	1,445	16,331	17,776	878	15,600	1994

Willowtree Apartments (8)	310	568	6,014	15,135	-	-	369	6,014	15,504	21,518	754	13,441	1968

Willowtree Towers (8)	163	283	3,793	6,745	-	-	183	3,793	6,928	10,721	376	6,576	1974

Abbott Place	222	654	1,833	18,313	-	-	1,775	1,833	20,088	21,921	1,118	17,850	1999

University Centre –- Kalamazoo	232	700	1,804	19,395	-	-	807	1,804	20,202	22,006	1,068	19,875	2004

University Meadows	184	616	1,426	14,870	-	-	1,091	1,426	15,961	17,387	847	9,633	2001

Campus Way	196	684	1,581	21,845	-	-	1,545	1,581	23,390	24,971	1,176	15,375	1993

Campus Walk – Oxford	108	432	1,096	11,271	-	-	1,681	1,096	12,952	14,048	760	8,133	2001

Campus Trails	156	480	1,358	11,291	-	-	1,129	1,358	12,420	13,778	650	7,486	1991

University Pointe	204	682	989	27,576	-	-	610	989	28,186	29,175	1,334	21,300	2004
University Trails	240	684	1,183	25,173	-	-	812	1,183	25,985	27,168	1,263	15,725	2003

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

			Initial Cost		Basis Step-Up			Total Costs
	Units	Beds	Land	Buildings and Improvements and Furniture, Fixtures and Equipment	Land	Buildings and Improvements and Furniture, Fixtures and Equipment	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Improvements and Furniture, Fixtures and Equipment	Total (1)	Accumulated Depreciation (2)	Encumbrances (3)	Year Built

Vista del Sol	613	1,866	$-	$136,144	$-	$-	$572	$-	$136,716	$136,716	$5,859	$100,000	2008

Villas at Chestnut Ridge	196	552	2,756	33,510	-	-	55	2,756	33,565	36,321	1,498	-	2008

Barrett Honors College	602	1,721	-	130,953	-	-	20	-	130,973	130,973	1,471	-	2009

Subtotal	15,145	47,599	$222,322	$1,853,124	$125	$4,369	$81,253	$222,447	$1,938,746	$2,161,193	$173,820	$950,046

On-Campus Participating Properties
University Village – PVAMU	612	1,920	$-	$36,506	$-	$-	$2,412	$-	$38,918	$38,918	$18,784	$26,319	1996/ 97/98

University College – PVAMU	756	1,470	-	22,650	-	-	1,748	-	24,398	24,398	9,143	21,045	2000/ 2003

University Village – TAMIU	84	250	-	5,844	-	-	372	-	6,216	6,216	2,944	4,026	1997

Cullen Oaks Phase I and II	411	879	-	33,910	-	-	1,282	-	35,192	35,192	8,163	32,718	2001/ 2005

Subtotal	1,863	4,519	-	98,910	-	-	5,814	-	104,724	104,724	39,034	84,108
Total-all properties	17,008	52,118	$222,322	$1,952,034	$125	$4,369	$87,067	$224,447	$2,043,470	$2,265,917	$212,854	$1,034,154

(1)	Total aggregate costs for Federal income tax purposes is $2,337.1 million.
(2)	The depreciable lives for buildings and improvements and furniture, fixtures and equipment range from three to forty years.
(3)	Total encumbrances exclude net unamortized debt premiums of $3.8 million and net unamortized debt discounts of $8.5 million as of December 31, 2009.
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

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The changes in the Company’s investments in real estate and related accumulated depreciation for each of the years ended December 31, 2009, 2008, and 2007 are as follows:

	For the Year Ended December 31,
	2009		2008		2007
	Wholly- Owned (1)	On-Campus (2)	Wholly- Owned (1)	On-Campus (2)	Wholly- Owned (1)	On-Campus (2)

Investments in Real Estate:
Balance, beginning of year	$2,100,185	$103,985	$1,017,425	$103,266	$740,238	$102,786
Acquisition of land for development	9,390	-	8,226	-	10,022	-
Acquisition of properties	-	-	980,504	-	131,319	-
Improvements and development expenditures	107,647	739	145,011	719	133,090	480
Contribution of land from minority partner in development joint venture	-	-	-	-	2,756	-
Disposition of properties	(28,432)	-	(50,981)	-	-	-
Balance, end of year	$2,188,790	$104,724	$2,100,185	$103,985	$1,017,425	$103,266

Accumulated Depreciation:
Balance, beginning of year	$(113,352)	$(34,683)	$(70,363)	$(30,361)	$(46,041)	$(26,098)
Depreciation for the year	(61,765)	(4,351)	(42,989)	(4,322)	(24,322)	(4,263)
Disposition of properties	1,297	-	-	-	-	-
Balance, end of year	$(173,820)	$(39,034)	$(113,352)	$(34,683)	$(70,363)	$(30,361)

(1)	Owned off-campus properties and owned on-campus properties

(2)	On-campus participating properties