Form 10-Q
period 2010-03-31
AMERICAN CAMPUS COMMUNITIES INC
filed 2010-05-07
CIK 1283630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010.

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

There were 52,315,528 shares of American Campus Communities, Inc.’s common stock with a par value of $0.01 per share outstanding as of the close of business on May 3, 2010.

FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2010

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31, 2010	December 31, 2009
	(unaudited)
Assets

Investments in real estate:
Wholly-owned properties, net	$1,977,067	$2,014,970
Wholly-owned property held for sale	9,100	-
On-campus participating properties, net	64,655	65,690
Investments in real estate, net	2,050,822	2,080,660

Cash and cash equivalents	21,550	66,093
Restricted cash	28,451	29,899
Student contracts receivable, net	4,520	5,381
Other assets	50,212	52,948

Total assets	$2,155,555	$2,234,981

Liabilities and equity

Liabilities:
Secured mortgage, construction and bond debt	$974,539	$1,029,455
Senior secured term loan	100,000	100,000
Secured agency facility	94,000	94,000
Accounts payable and accrued expenses	22,214	26,543
Other liabilities	46,521	45,487
Total liabilities	1,237,274	1,295,485

Redeemable noncontrolling interests	36,015	36,722

Equity:
American Campus Communities, Inc. stockholders’ equity: Common stock, $.01 par value, 800,000,000 shares authorized, 52,293,300 and 52,203,893 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	521	521
Additional paid in capital	1,092,301	1,092,030
Accumulated earnings and dividends	(209,201)	(189,165)
Accumulated other comprehensive loss	(5,188)	(4,356)
Total American Campus Communities, Inc. stockholders’ equity	878,433	899,030
Noncontrolling interests	3,833	3,744
Total equity	882,266	902,774

Total liabilities and equity	$2,155,555	$2,234,981

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except share and per share data)

	Three Months Ended March 31,
	2010	2009
Revenues:
Wholly-owned properties	$71,192	$65,335
On-campus participating properties	7,311	6,874
Third party development services	574	1,052
Third party management services	2,214	2,242
Resident services	252	240
Total revenues	81,543	75,743

Operating expenses:
Wholly-owned properties	31,476	30,490
On-campus participating properties	2,399	2,030
Third party development and management services	3,099	2,977
General and administrative	2,753	2,748
Depreciation and amortization	17,488	19,332
Ground/facility leases	571	552
Total operating expenses	57,786	58,129

Operating income	23,757	17,614

Nonoperating income and (expenses):
Interest income	17	39
Interest expense	(15,301)	(15,264)
Amortization of deferred financing costs	(1,042)	(790)
Loss from unconsolidated joint ventures	(1,414)	(554)
Total nonoperating expenses	(17,740)	(16,569)

Income before income taxes and discontinued operations	6,017	1,045
Income tax provision	(143)	(135)
Income from continuing operations	5,874	910

Discontinued operations:
Loss attributable to discontinued operations	(4,283)	(401)
Loss from disposition of real estate	(3,646)	-
Total discontinued operations	(7,929)	(401)

Net (loss) income	(2,055)	509
Net income attributable to noncontrolling interests	(134)	(232)
Net (loss) income attributable to common shareholders	$(2,189)	$277

Net (loss) income per share attributable to common shareholders-
basic and diluted:
Income from continuing operations per share	$0.10	$0.01
Net (loss) income per share	$(0.05)	$0.00

Weighted-average common shares outstanding:
Basic	52,235,644	42,377,638
Diluted	52,805,966	42,820,592

Distributions declared per common share	$0.3375	$0.3375

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(unaudited, in thousands, except share data)

	Common Shares	Par Value of Common Shares	Additional Paid in Capital	Accumulated Earnings and Distributions	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
Equity, December 31, 2009	52,203,893	$521	$1,092,030	$(189,165)	$(4,356)	$3,744	$902,774
Amortization of restricted stock awards	-	-	929	-	-	-	929
Vesting of restricted stock awards	84,631	-	(916)	-	-	-	(916)
Distributions to common and restricted stockholders	-	-	-	(17,847)	-	-	(17,847)
Distributions to joint venture partners	-	-	-	-	-	(48)	(48)
Conversion of common units to common stock	4,776	-	126	-	-	-	126
Reclassification of noncontrolling interests	-	-	132	-	-	-	132
Comprehensive loss:
Change in fair value of interest rate swaps	-	-	-	-	(832)	-	(832)
Net loss	-	-	-	(2,189)	-	137	(2,052)
Total comprehensive loss	-	-	-	-	-	-	(2,884)
Equity, March 31, 2010	52,293,300	$521	$1,092,301	$(209,201)	$(5,188)	$3,833	$882,266

See accompanying notes to consolidated financial statements

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
	2010	2009
Operating activities
Net (loss) income attributable to common shareholders	$(2,189)	$277
Adjustments to reconcile net (loss) income attributable to common shareholders to net cash provided by operating activities:
Income attributable to noncontrolling interests	134	232
Loss from disposition of real estate	3,646	-
Provision for asset impairment	4,036	-
Depreciation and amortization	17,822	20,102
Amortization of deferred financing costs and debt premiums/discounts	1,109	739
Share-based compensation	929	583
Loss from unconsolidated joint ventures	1,414	554
Income tax provision	143	135
Changes in operating assets and liabilities:
Restricted cash	1,122	2,878
Student contracts receivable, net	991	1,072
Other assets	(95)	5,755
Accounts payable and accrued expenses	(5,410)	(9,423)
Other liabilities	137	(3,001)
Distributions received from unconsolidated joint ventures	180	-
Net cash provided by operating activities	23,969	19,903
Investing activities
Net proceeds from disposition of real estate	1,098	-
Cash paid for property acquisition	(9,618)	-
Investments in wholly-owned properties	(4,701)	(35,813)
Investments in on-campus participating properties	(43)	(38)
Purchase of corporate furniture, fixtures and equipment	(183)	(146)
Net cash used in investing activities	(13,447)	(35,997)
Financing activities
Secured revolving credit facility, net	-	63,600
Proceeds from construction loans	-	3,028
Pay-off of mortgage loans	(34,536)	(29,831)
Principal payments on debt	(2,180)	(2,603)
Change in construction accounts payable	-	(2,312)
Distributions to common and restricted stockholders	(17,854)	(14,477)
Distributions to noncontrolling partners	(495)	(715)
Net cash (used in) provided by financing activities	(55,065)	16,690
Net change in cash and cash equivalents	(44,543)	596
Cash and cash equivalents at beginning of period	66,093	25,600
Cash and cash equivalents at end of period	$21,550	$26,196

Supplemental disclosure of non-cash investing and financing activities
Change in fair value of derivative instruments, net	$(832)	$(783)

Supplemental disclosure of cash flow information
Interest paid	$15,512	$17,116

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

As of March 31, 2010, the Company’s property portfolio contained 85 student housing properties with approximately 52,100 beds and approximately 17,000 apartment units.  The Company’s property portfolio consisted of 79 owned off-campus properties that are in close proximity to colleges and universities, two American Campus Equity (“ACE®”) properties operated under ground/facility leases with a related university system and four on-campus participating properties operated under ground/facility leases with the related university systems.  As of March 31, 2010, the Company also owned a noncontrolling interest in two joint ventures that owned an aggregate of 18 student housing properties with approximately 9,800 beds in approximately 2,900 units.  The Company’s communities contain modern housing units and are supported by a resident assistant system and other student-oriented programming, with many offering resort-style amenities.

Through the Company’s taxable REIT subsidiaries (“TRS”), it also provides construction management and development services, primarily for student housing properties owned by colleges and universities, charitable foundations, and others.  As of March 31, 2010, the Company provided third-party management and leasing services for 33 properties (five of which the Company served as the third-party developer and construction manager) that represented approximately 24,700 beds in approximately 9,400 units.  Third-party management and leasing services are typically provided pursuant to multi-year management contracts that have initial terms that range from one to five years.  As of March 31, 2010, the Company’s total owned, joint venture and third-party managed portfolio included 136 properties with approximately 86,600 beds in approximately 29,300 units.

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

Recent Accounting Pronouncements

On January 1, 2010 the Company adopted new accounting guidance related to variable interest entities (“VIEs”).  These new accounting pronouncements amend the existing accounting guidance to: (i) require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a VIE, identifying the primary beneficiary of the VIE, (ii) require an ongoing reassessment of whether an enterprise is the primary beneficiary of a VIE, rather than only when specific events occur, (iii) eliminate the quantitative approach previously required for determining the primary beneficiary of a VIE, (iv) amend certain guidance for determining whether an entity is a VIE, (v)  add an additional reconsideration event when changes in facts and circumstances pertinent to a VIE occur, (vi) eliminate the exception for troubled debt restructuring regarding VIE reconsideration, and (vii) require advanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a VIE.  Upon the adoption of this new accounting guidance, management reevaluated its potential VIEs and concluded that there is no change from its initial assessment regarding which entities are consolidated by the Company and those that are accounted for under the equity method of accounting.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Interim Financial Statements

The accompanying interim financial statements are unaudited, but have been prepared in accordance with GAAP for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission.  Accordingly, they do not include all disclosures required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included.  Because of the seasonal nature of the Company’s operations, the results of operations and cash flows for any interim period are not necessarily indicative of results for other interim periods or for the full year.  These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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
Project costs directly associated with the development and construction of an owned real estate project, which include interest, property taxes, and amortization of deferred finance costs, are capitalized as construction in progress.  Upon completion of the project, costs are transferred into the applicable asset category and depreciation commences.  Interest totaling approximately $-0- and $1.0 million was capitalized during the three months ended March 31, 2010 and 2009, respectively.  There was no amortization of deferred financing costs capitalized as construction in progress during the three months ended March 31, 2010 and 2009.

Management assesses whether there has been an impairment in the value of the Company’s investments in real estate whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Impairment is recognized when estimated expected future undiscounted cash flows are less than the carrying value of the property.  The estimation of expected future net cash flows is inherently uncertain and relies on assumptions regarding current and future economics and market conditions.  If such conditions change, then an adjustment to the carrying value of the Company’s long-lived assets could occur in the future period in which the conditions change.  To the extent that a property is impaired, the excess of the carrying amount of the property over its estimated fair value is charged to earnings.  Other than the impairment of a property discussed in Note 4 herein, the Company believes that there were no impairments of the carrying values of its investments in real estate as of March 31, 2010.

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

Intangible Assets

In connection with a property acquisition completed in March 2010 and the acquisition of GMH Communities Trust (“GMH”) in June 2008, the Company capitalized approximately $0.2 million and $18.8 million, respectively, related to management’s estimate of the fair value of the in-place leases assumed.  These intangible assets are amortized on a straight-line basis over the average remaining term of the underlying leases.  Amortization expense was approximately $0.1 million and $4.1 million for the three months ended March 31, 2010 and 2009, respectively.  The Company also capitalized $1.5 million related to management’s estimate of the fair value of third-party management contracts acquired from GMH.  These intangible assets are amortized on a straight-line basis over a period of three years.  Amortization expense related to these acquired management contracts was approximately $0.1 million for both three month periods ended March 31, 2010 and 2009.  The amortization of intangible assets is included in depreciation and amortization expense in the accompanying consolidated statements of operations.  See Note 3 herein for a detailed discussion of the property acquisition completed during the three months ended March 31, 2010.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred Financing Costs

The Company defers financing costs and amortizes the costs over the terms of the related debt using the effective interest method.  Upon repayment of or in conjunction with a material change in the terms of the underlying debt agreement, any unamortized costs are charged to earnings.  Accumulated amortization at March 31, 2010 and December 31, 2009 approximated $9.9 million and $9.0 million, respectively.  Deferred financing costs, net of amortization, are included in other assets on the accompanying consolidated balance sheets.

Joint Ventures

The Company holds interests in both consolidated and unconsolidated joint ventures.  The Company consolidates joint ventures when it exhibits financial or operational control, which is determined using accounting standards related to the consolidation of joint ventures and VIE’s.  For joint ventures that are defined as VIE’s, the primary beneficiary consolidates the entity.  In instances where the Company is not the primary beneficiary, it does not consolidate the joint venture for financial reporting purposes. For joint ventures that are not defined as VIEs, management first considers whether the Company is the general partner or a limited partner (or the equivalent in such investments which are not structured as partnerships).  The Company consolidates joint ventures where it is the general partner (or the equivalent) and the limited partners (or the equivalent) in such investments do not have rights which would preclude control and, therefore, consolidation for financial reporting purposes.  For joint ventures where the Company is the general partner (or the equivalent), but does not control the joint venture as the other partners (or the equivalent) hold substantive participating rights, the Company uses the equity method of accounting.  For joint ventures where the Company is a limited partner (or the equivalent), management considers factors such as ownership interest, voting control, authority to make decisions, and contractual and substantive participating rights of the partners (or the equivalent) to determine if the presumption that the general partner controls the entity is overcome.  In instances where these factors indicate the Company controls the joint venture, the Company consolidates the joint venture; otherwise it uses the equity method of accounting.

Debt Premiums and Discounts

Debt premiums and discounts represent fair value adjustments to account for the difference between the stated rates and market rates of debt assumed in connection with the Company’s property acquisitions.  The debt premiums and discounts are amortized to interest expense over the term of the related loans using the effective-interest method.  As of March 31, 2010 and December 31, 2009, net unamortized debt premiums were approximately $3.4 million and $3.8 million, respectively, and net unamortized debt discounts were approximately $7.9 million and $8.5 million, respectively.  Debt premiums and discounts are included in secured mortgage, construction and bond debt on the accompanying consolidated balance sheets.

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

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pre-development expenditures such as architectural fees, permits and deposits associated with the pursuit of third-party and owned development projects are expensed as incurred, until such time that management believes it is probable that the contract will be executed and/or construction will commence.  Because the Company frequently incurs these pre-development expenditures before a financing commitment and/or required permits and authorizations have been obtained, the Company bears the risk of loss of these pre-development expenditures if financing cannot ultimately be arranged on acceptable terms or the Company is unable to successfully obtain the required permits and authorizations.  As such, management evaluates the status of third-party and owned projects that have not yet commenced construction on a periodic basis and expenses any deferred costs related to projects whose current status indicates the commencement of construction is unlikely and/or the costs may not provide future value to the Company in the form of revenues.  Such write-offs are included in third-party development and management services expenses (in the case of third-party development projects) or general and administrative expenses (in the case of owned development projects) on the accompanying consolidated statements of operations.  As of March 31, 2010, the Company has deferred approximately $11.2 million in pre-development costs related to third-party and owned development projects that have not yet commenced construction.   Such costs are included in other assets on the accompanying consolidated balance sheets.

Derivative Instruments and Hedging Activities

The Company records all derivative financial instruments on the balance sheet at fair value.  Changes in fair value are recognized either in earnings or as other comprehensive income, depending on whether the derivative has been designated as a fair value or cash flow hedge and whether it qualifies as part of a hedging relationship, the nature of the exposure being hedged, and how effective the derivative is at offsetting movements in underlying exposure.  The Company discontinues hedge accounting when: (i) it determines that the derivative is no longer effective in offsetting changes in the fair value or cash flows of a hedged item; (ii) the derivative expires or is sold, terminated, or exercised; (iii) it is no longer probable that the forecasted transaction will occur; or (iv) management determines that designating the derivative as a hedging instrument is no longer appropriate.  In all situations in which hedge accounting is discontinued and the derivative remains outstanding, the Company will carry the derivative at its fair value on the balance sheet, recognizing changes in the fair value in current-period earnings.  The Company uses interest rate swaps to effectively convert a portion of its floating rate debt to fixed rate, thus reducing the impact of rising interest rates on interest payments.  These instruments are designated as cash flow hedges and the interest differential to be paid or received is accrued as interest expense. The Company’s counter-parties are major financial institutions.  See Note 11 herein for an expanded discussion on derivative instruments and hedging activities.

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

Earnings per Share

Basic earnings per share is computed using net (loss) income attributable to common shareholders and the weighted average number of shares of the Company’s common stock outstanding during the period.  Diluted earnings per share reflect common shares issuable from the assumed conversion of common and preferred Operating Partnership units and common share awards granted.  Only those items having a dilutive impact on basic earnings per share are included in diluted earnings per share.

The following potentially dilutive securities were outstanding for the three months ended March 31, 2010 and 2009, respectively, but were not included in the computation of diluted earnings per share because the effects of their inclusion would be anti-dilutive.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
	Three Months Ended March 31,
	2010	2009
Common Operating Partnership units (Note 7)	1,188,064	1,096,047
Preferred Operating Partnership units (Note 7)	114,963	114,963
Total potentially dilutive securities	1,303,027	1,211,010

The following is a summary of the elements used in calculating basic and diluted earnings per share:

	Three Months Ended March 31,
	2010	2009
Basic earnings per share calculation:
Income from continuing operations	$5,874	$910
Income from continuing operations attributable to noncontrolling interests	(328)	(245)
Income from continuing operations attributable to common shareholders	5,546	665
Amount allocated to participating securities	(225)	(182)
Income from continuing operations attributable to common shareholders, net of amount allocated to participating securities	5,321	483

Loss from discontinued operations	(7,929)	(401)
Loss from discontinued operations attributable to noncontrolling interests	194	13
Loss from discontinued operations attributable to common shareholders	(7,735)	(388)
Net (loss) income attributable to common shareholders, as adjusted – basic	$(2,414)	$95

Income from continuing operations attributable to common shareholders, as adjusted – per share	$0.10	$0.01
Loss from discontinued operations attributable to common shareholders – per share	$(0.15)	$(0.01)
Net (loss) income attributable to common shareholders, as adjusted – per share	$(0.05)	$0.00

Basic weighted average common shares outstanding	52,235,644	42,377,638

Diluted earnings per share calculation:
Income from continuing operations attributable to common shareholders, net of amount allocated to participating securities	$5,321	$483
Loss from discontinued operations attributable to common shareholders	(7,735)	(388)
Net (loss) income attributable to common shareholders, as adjusted – diluted	$(2,414)	$95

Income from continuing operations attributable to common shareholders, net of amount allocated to participating securities – per share	$0.10	$0.01
Loss from discontinued operations attributable to common shareholders – per share	$(0.15)	$(0.01)
Net (loss) income attributable to common shareholders - per share	$(0.05)	$0.00

Basic weighted average common shares outstanding	52,235,644	42,377,638
Restricted Stock Awards (Note 10)	570,322	442,954
Diluted weighted average common shares outstanding	52,805,966	42,820,592

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.  Property Acquisitions

In March 2010, one of the Fidelity joint ventures in which the company owns a 10% interest assigned its ownership interest in the University Heights property to the Company for a price of $9.9 million, the value of the mortgage indebtedness.  This 528-bed property, serving students attending the University of Alabama at Birmingham, is now 100% wholly-owned by the company.

The acquired property’s results of operations have been included in the accompanying consolidated statements of operations since the acquisition closing date.  The following pro forma information for the three months ended March 31, 2010 and 2009, presents consolidated financial information for the Company as if the property acquisition discussed above, had occurred on January 1, 2009.  The unaudited pro forma information is provided for informational purposes only and is not indicative of results that would have occurred or which may occur in the future:

	Three Months Ended March 31,
	2010	2009
Total revenues	$81,898	$76,151
Net (loss) income attributable to common shareholders	$(2,191)	$83
Net loss per share – basic	$(0.05)	$0.00
Net loss per share – diluted	$(0.05)	$0.00

 4.  Property Dispositions and Discontinued Operations

In March 2010, the Company classified Campus Walk – Oxford as held for sale and the property was sold on April 30, 2010.  See Note 15 herein for an expanded discussion on this property disposition.  Concurrent with the held for sale classification, the property was recorded at the lower of cost or fair value resulting in an impairment charge of approximately $4.0 million, which is included in discontinued operations in the accompanying consolidated statement of operations for the three months ended March 31, 2010.  Accordingly, net loss for Campus Walk – Oxford is included in discontinued operations for all periods presented.

On March 26, 2010, the Company sold Cambridge at Southern for a purchase price of $19.5 million, including the assumption of the existing $18.4 million mortgage loan, resulting in net proceeds of approximately $0.9 million.  The resulting loss on disposition of approximately $3.6 million is included in discontinued operations in the accompanying consolidated statement of operations for the three months ended March 31, 2010.  Accordingly, net loss for Cambridge at Southern is included in discontinued operations for all periods presented.

On December 31, 2009, the Company sold Riverside Estates for a purchase price of $18.2 million, including the assumption of the existing $16.2 million mortgage loan, resulting in net proceeds of approximately $1.3 million.   Accordingly, net loss for Riverside Estates is included in discontinued operations for all periods presented.

The related net loss for the afore-mentioned properties is reflected in the accompanying consolidated statements of operations as discontinued operations for the periods presented.  Below is a summary of the results of operations for Cambridge at Southern and Riverside Estates through their respective disposition dates as well as the results of operations for Campus Walk – Oxford for all periods presented:

	Three Months Ended March 31,
	2010	2009
Total revenues	$1,163	$1,997
Total operating expenses	1,036	1,766
Provision for asset impairment	4,036	-
Operating (loss) income	(3,909)	231
Total nonoperating expenses	(374)	(632)
Net loss	$(4,283)	$(401)

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.  Investments in Wholly-Owned Properties

Wholly-owned properties consisted of the following:

	March 31, 2010	December 31, 2009
Land (1)	$247,017	$250,044
Buildings and improvements	1,807,115	1,825,915
Furniture, fixtures and equipment	110,790	112,831
	2,164,922	2,188,790
Less accumulated depreciation	(187,855)	(173,820)
Wholly-owned properties, net (2)	$1,977,067	$2,014,970

(1)	The land balance above includes undeveloped land parcels with a total book value of $27.6 million as of both March 31, 2010 and December 31, 2009.

(2)	The balance above excludes Campus Walk – Oxford which is classified as wholly-owned property held for sale in the accompanying consolidated balance sheet as of March 31, 2010.

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

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On-campus participating properties are as follows:

			Historical Cost
Lessor/University	Lease Commencement	Required Debt Repayment (1)	March 31, 2010	December 31, 2009
Texas A&M University System / Prairie View A&M University (2)	2/1/96	9/1/23	$38,943	$38,918
Texas A&M University System / Texas A&M International	2/1/96	9/1/23	6,217	6,216
Texas A&M University System / Prairie View A&M University (3)	10/1/99	8/31/25 / 8/31/28	24,409	24,398
University of Houston System / University of Houston (4)	9/27/00	8/31/35	35,198	35,192
			104,767	104,724
Less accumulated amortization			(40,112)	(39,034)
On-campus participating properties, net			$64,655	$65,690

(1)	Represents the effective lease termination date. The Leases terminate upon the earlier to occur of the final repayment of the related debt or the end of the contractual lease term.

(2)	Consists of three phases placed in service between 1996 and 1998.

(3)	Consists of two phases placed in service in 2000 and 2003.

(4)	Consists of two phases placed in service in 2001 and 2005.

7.   Noncontrolling Interests

Third-party joint venture partners:  The Company consolidates four joint ventures that own and operate the Callaway House, University Village at Sweet Home, University Centre and Villas at Chestnut Ridge owned-off campus properties.  The portion of net assets attributable to the third-party partners in these joint ventures is classified as “noncontrolling interests” within equity on the accompanying consolidated balance sheets.  Accordingly, the third-party partners’ share of the income or loss of the joint ventures is reported on the consolidated statements of operations as “noncontrolling interests share of net income / loss.”

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

During the three months ended March 31, 2010 and 2009, 4,776 and 1,000 Common Units, respectively, were converted into shares of the Company’s common stock.  As of March 31, 2010 and December 31, 2009, approximately 2% of the equity interests of the Operating Partnership was held by owners of Common Units and Series A Preferred Units.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.   Investment in Unconsolidated Joint Ventures

Investments in unconsolidated joint ventures are accounted for utilizing the equity method.  As discussed in Note 2 herein, the equity method is used when the Company has the ability to exercise significant influence over operating and financial policies of the joint venture but does not have control of the joint venture.  Under the equity method, these investments are initially recognized in the balance sheet at cost and are subsequently adjusted to reflect the Company’s proportionate share of net earnings or losses of the joint venture, distributions received, contributions, and certain other adjustments, as appropriate.   When circumstances indicate there may have been a loss in value of an equity method investment, the Company evaluates the investment for impairment by estimating the Company’s ability to recover its investment from future expected discounted cash flows.  If the Company determines the loss in value is other than temporary, the Company recognizes an impairment charge to reflect the investment at fair value. The Company believes that there were no impairments of the carrying values of its equity method investments as of March 31, 2010.

Fidelity Joint Ventures:  The Company owns a 10% interest in two joint ventures with Fidelity that own 18 properties containing approximately 9,800 beds.  The Company serves as property manager for all of the joint venture properties.  These joint ventures are hereinafter referred to collectively as the “Fidelity Joint Ventures.”

The Fidelity Joint Ventures are funded in part with secured third party debt in the amount of $293.5 million.  The Operating Partnership serves as non-recourse, carve-out guarantor of this debt, which means the Operating Partnership is liable to the lender for any loss, damage, cost, expense, liability, claim or other obligation incurred by the lender arising out of or in connection with certain non-recourse exceptions in connection with the debt.  Pursuant to the respective limited liability company agreements, the Fidelity Joint Ventures agreed to indemnify, defend and hold harmless the Operating Partnership with respect to such obligations, except to the extent such obligations were caused by the willful misconduct, gross negligence, fraud or bad faith of the Operating Partnership or its employees, agents or affiliates.  Therefore, the Operating Partnership’s exposure under the guarantees for obligations not caused by the willful misconduct, gross negligence, fraud or bad faith of the Operating Partnership or its employees, agents or affiliates is not expected to exceed the Company’s 10% proportionate interest in the related mortgage debt.

The Company’s $6.8 million and $8.0 million investment in these two joint ventures at March 31, 2010 and December 31, 2009, respectively, is included in other assets in the accompanying consolidated balance sheets, and the Company’s $0.9 million and $0.3 million share in the loss from these two joint ventures for the three months ended March 31, 2010 and 2009, respectively, is included in loss from unconsolidated joint ventures in the accompanying consolidated statements of operations.  For the three months ended March 31, 2010 and 2009, the Company earned approximately $0.5 million and $0.6 million, respectively, in property management fees from these joint ventures.  Due to the respective limited liability company agreements not providing for maximum capital commitments from the members, the Company’s maximum exposure to loss stemming from its investment in the Fidelity Joint Ventures could be unlimited.

Hampton Roads Joint Venture:  The Company also holds a noncontrolling equity interest in a joint venture that owns a military housing privatization project with the United States Navy to design, develop, construct, renovate, and manage unaccompanied soldier housing located on naval bases in Norfolk and Newport News, Virginia.  The project is financed through taxable revenue bonds.  The Company’s $-0- and $0.5 million investment in this joint venture at March 31, 2010 and December 31, 2009, respectively, is included in other assets in the accompanying consolidated balance sheets, and the Company’s share in the loss from this joint venture of $0.5 million and $0.3 million for the three months ended March 31, 2010 and 2009, respectively, is included in loss from unconsolidated joint ventures in the accompanying consolidated statements of operations.  The Company earned combined development and management fees from this joint venture of approximately $0.3 million for both three month periods ended March 31, 2010 and 2009.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
9.   Debt

A summary of the Company’s outstanding consolidated indebtedness, including unamortized debt premiums and discounts, is as follows:

	March 31, 2010	December 31, 2009
Debt secured by wholly-owned properties:
Mortgage loans payable	$795,023	$850,046
Construction loan payable	100,000	100,000
	895,023	950,046
Debt secured by on-campus participating properties:
Mortgage loans payable	32,637	32,718
Bonds payable	51,390	51,390
	84,027	84,108
Senior secured term loan	100,000	100,000
Secured agency facility	94,000	94,000
Unamortized debt premiums	3,381	3,765
Unamortized debt discounts	(7,892)	(8,464)
Total debt	$1,168,539	$1,223,455

Pay-off of Mortgage Debt

During the three months ended March 31, 2010, the Company paid off $34.5 million of fixed-rate mortgage debt secured by two of its wholly-owned properties (Campus Club – Statesboro and University Trails), which was scheduled to mature on March 1, 2010.  As of March 31, 2010, the Company has an additional $49.3 million of outstanding fixed-rate mortgage debt scheduled to mature throughout the remainder of 2010, all of which we expect to pay-off on or before their respective maturity dates.

Secured Revolving Credit Facility

The Operating Partnership has a $225 million revolving credit facility that may be expanded by up to an additional $75 million upon the satisfaction of certain conditions.  The maturity date of the facility is August 14, 2012 and can be extended 12 months through August 2013.  The facility is currently secured by seven of the Company’s wholly-owned properties.

Availability under the revolving credit facility is limited to an “aggregate borrowing base amount” equal to the lesser of (i) 50% to 65% of the value of certain properties, calculated as set forth in the credit facility, and (ii) the adjusted net operating income from these properties divided by a formula amount.  The facility bears interest at a variable rate, at the Company’s option, based upon a base rate or one-, two-, or three-month LIBOR, with a LIBOR floor of 2.0%, plus, in each case, a spread based upon the Company’s total leverage.  Additionally, the Company is required to pay an unused commitment fee of 0.35% per annum.  As of March 31, 2010, there was no balance on the facility and availability under the facility totaled $154.3 million.

The terms of the facility include certain restrictions and covenants, which limit, among other items, the incurrence of additional indebtedness, liens, and the disposition of assets. The facility contains customary affirmative and negative covenants and also contains financial covenants that, among other things, require the Company to maintain certain minimum ratios of “EBITDA” (earnings before interest, taxes, depreciation and amortization) to fixed charges and total indebtedness.  The Company may not pay distributions that exceed a specified percentage of funds from operations, as adjusted, for any four consecutive quarters.  The financial covenants also include consolidated net worth and leverage ratio tests.  As of March 31, 2010, the Company was in compliance with all such covenants.

Secured Agency Facility

The Company has a $125 million secured revolving credit facility with a Freddie Mac lender.  The facility has a five-year term and is currently secured by 11 properties referred to as the “Collateral Pool.”  The facility bears interest at one- or three-month LIBOR plus a spread that varies based on the debt service ratio of the Collateral Pool.  Additionally, the Company is required to pay an unused commitment fee of 1.0% per annum.  As of March 31, 2010, the balance outstanding on the secured agency facility totaled $94.0 million, bearing interest at a weighted average rate of 2.2%.  The secured agency facility includes certain financial covenants which are the same as are required for the secured revolving credit facility, described above.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Senior Secured Term Loan

The Operating Partnership has a $100 million senior secured term loan that matures on May 23, 2011 and can be extended through May 2012 through the exercise of a 12-month extension option.  The secured term loan bears interest at a variable rate, at the Company’s option, based upon a base rate or one-, two-, three-, or six-month LIBOR plus, in each case, a spread based upon the Company’s total leverage.  As of March 31, 2010, the balance outstanding on the secured term loan was $100 million.  The Company guarantees the Operating Partnership’s obligations under the secured term loan.  The secured term loan includes the same restrictions and covenants as the secured revolving credit facility, described above.

On February 23, 2009, the Company entered into two $50.0 million interest rate swap agreements effective March 20, 2009 through February 20, 2012, which are both used to hedge the Company’s exposure to fluctuations in interest payments on its LIBOR-based senior secured term loan.  Under the terms of the two interest rate swap agreements, the Company pays an average fixed rate of 1.7925% and receives a one-month LIBOR floating rate.  As a result of these two interest rate swaps, the Company effectively fixed the interest rate on its senior secured term loan to 3.55% as of March 31, 2010 (1.7925% + 1.75% spread).  In the event that the swaps at any time have a negative fair value below a certain threshold level, the Company is required to post cash into a collateral account pledged to the interest rate swap providers.  As of March 31, 2010, the Company had deposited approximately $0.7 million into a collateral account related to one of the interest rate swaps.  See Note 11 herein for a more detailed discussion of the Company’s derivative instruments and hedging activities.

10.  Incentive Award Plan

The Company has adopted the 2004 Incentive Award Plan (the “Plan”).  The Plan provides for the grant of various stock-based incentive awards to selected employees and directors of the Company and the Company’s affiliates.  The Company has reserved a total of 1,210,000 shares of the Company’s common stock for issuance pursuant to the Plan, subject to certain adjustments for changes in the Company’s capital structure, as defined in the Plan.  As of March 31, 2010, 211,767 shares were available for issuance under the Plan.

Restricted Stock Units

Upon initial appointment to the Board of Directors and reelection to the Board of Directors at each Annual Meeting of Stockholders, each outside member of the Board of Directors is granted restricted stock units (“RSUs”).  Upon the Settlement Date, the Company will deliver to the recipients a number of shares of common stock or cash, as determined by the Compensation Committee of the Board of Directors, equal to the number of RSUs held by the recipients.  In addition, recipients of RSUs are entitled to dividend equivalents equal to the cash distributions paid by the Company on one share of common stock for each RSU issued, payable currently or on the Settlement Date, as determined by the Compensation Committee of the Board of Directors.  There were no RSU grants or settlements during the three months ended March 31, 2010 and there were 5,376 RSUs that had not yet been settled as of March 31, 2010.

Restricted Stock Awards

The Company awards restricted stock awards (“RSAs”) to its executive officers and certain employees that vest in equal annual installments over a five year period.  Unvested awards are forfeited upon the termination of an individual’s employment with the Company under specified circumstances.  Recipients of RSAs receive dividends, as declared by the Company’s Board of Directors, on unvested shares, provided that the recipient continues to be employed by the Company.  A summary of the Company’s RSAs under the Plan as of March 31, 2010 and changes during the three months ended March 31, 2010, is presented below:

Number of RSAs
Nonvested balance at December 31, 2009	461,935
Granted	206,711
Vested	(84,631)
Forfeited	(63,918)
Nonvested balance at March 31, 2010	520,097

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company recognizes the value of these awards as an expense over the vesting periods, which amounted to approximately $0.9 million and $0.6 million for the three months ended March 31, 2010 and 2009, respectively.

Common Units

Upon vesting of awards under the Company’s 2004 Outperformance Bonus Plan in August 2007, the Compensation Committee of the Board of Directors exercised its permitted discretion and granted 132,400 Common Units to selected recipients.

11.   Derivatives Instruments and Hedging Activities

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income (Loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  During the three months ended March 31, 2010, such derivatives were used to hedge the variable cash flows associated with the Company’s $100 million senior secured term loan and the Cullen Oaks Phase I and Phase II loans.

The following table summarizes the Company’s outstanding interest rate swap contracts as of March 31, 2010:

Date Entered	Effective Date	Maturity Date	Pay Fixed Rate	Receive Floating Rate Index	Notional Amount	Fair Value
Feb. 12, 2007	Feb. 15, 2007	Feb. 15, 2014	6.689%	LIBOR – 1 mo. plus 1.35%	$ 33,156	$ (3,730)
Feb. 23, 2009	March 20, 2009	Feb. 20, 2012	1.785%	LIBOR – 1 month	50,000	(724)
Feb. 23, 2009	March 20, 2009	Feb. 20, 2012	1.800%	LIBOR – 1 month	50,000	(734)

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of March 31, 2010 and December 31, 2009:

	Derivative Liabilities
	As of March 31, 2010		As of December 31, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swap contracts	Other liabilities	$5,188	Other Liabilities	$4,356
Total derivatives designated as hedging instruments		$5,188		$4,356

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents the effect of the Company’s derivative financial instruments on other comprehensive income (“OCI”) for the three months ended March 31, 2010 and 2009:

	Amount of Loss Recognized in OCI on Derivative (Effective Portion)
Cash Flow Hedging	Three Months Ended March 31,
Relationships	2010	2009

Interest rate swap contracts	$(832)	$(783)

Total	$(832)	$(783)

The Company reported comprehensive loss of $0.3 million for the three months ended March 31, 2009, which includes net income of $0.5 million offset by an unrealized loss of $0.8 million (reflected in the table above).

12.   Fair Value Disclosures

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring and nonrecurring basis as of March 31, 2010, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.  In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities the Company has the ability to access.  Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.  Level 2 inputs include quoted prices for similar assets and liabilities in active markets and inputs other than quoted prices observable for the asset or liability, such as interest rates and yield curves observable at commonly quoted intervals.  Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

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

Fair Value Measurements on a Recurring or Nonrecurring Basis as of March 31, 2010

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at March 31, 2010
Assets:
Real estate (1)	$9,100	$-	$-	$9,100
Liabilities:
Derivative financial Instruments (2)	$-	$5,188	$-	$5,188

(1)
During the three months ended March 31, 2010, we recognized an impairment loss of approximately $4.0 million on a wholly-owned property classified as held for sale as of March 31, 2010. We estimated the fair value based on a contract price less selling costs.

(2)
The Company uses derivative financial instruments, specifically interest rate swaps, for nontrading purposes. The Company uses interest rate swaps to manage interest rate risk arising from previously unhedged interest payments associated with variable rate debt. Through March 31, 2010, derivative financial instruments were designated and qualified as cash flow hedges. Derivative contracts with positive net fair values inclusive of net accrued interest receipts or payments, are recorded in other assets. Derivative contracts with negative net fair values, inclusive of net accrued interest payments or receipts, are recorded in other liabilities. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.

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

Although the Company has determined the majority of the inputs used to value its derivative fall within Level 2 of the fair value hierarchy, the credit valuation adjustment associated with its derivative utilizes Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparty. However, as of March 31, 2010, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivative financial instruments. As a result, the Company has determined its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

The table below contains the estimated fair value and related carrying amounts for the Company’s mortgage loans and bonds payable as of March 31, 2010 and December 31, 2009:

	March 31, 2010		December 31, 2009
	Fair Value	Carrying Amount	Fair Value	Carrying Amount
Mortgage loans	$861,872	$823,149	$912,332	$878,065
Bonds payable	50,484	51,390	49,865	51,390

13.  Commitments and Contingencies
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

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In the normal course of business, the Company enters into various development-related purchase commitments with parties that provide development-related goods and services.  In the event that the Company was to terminate development services prior to the completion of projects under construction, the Company could potentially be committed to satisfy outstanding purchase orders with such parties.  At March 31, 2010, management did not anticipate any material deviations from schedule or budget related to third-party development projects currently in progress.

Guaranty of Joint Venture Mortgage Debt: As mentioned in Note 8, the Fidelity Joint Ventures are funded in part with secured third party debt in the amount of $293.5 million.  The Operating Partnership serves as non-recourse, carve-out guarantor of this debt, which means the Operating Partnership is liable to the lender for any loss, damage, cost, expense, liability, claim or other obligation incurred by the lender arising out of or in connection with certain non-recourse exceptions in connection with the debt.  Pursuant to the respective limited liability company agreements, the Fidelity Joint Ventures agreed to indemnify, defend and hold harmless the Operating Partnership with respect to such obligations, except to the extent such obligations were caused by the willful misconduct, gross negligence, fraud or bad faith of the Operating Partnership or its employees, agents or affiliates.  Therefore, the Operating Partnership’s exposure under the guarantees for obligations not caused by the willful misconduct, gross negligence, fraud or bad faith of the Operating Partnership or its employees, agents or affiliates is not expected to exceed the Company’s 10% proportionate interest in the related mortgage debt.

The Company has estimated the fair value of guarantees entered into to be immaterial.  The Company’s estimated maximum exposure amount under the above guarantees is approximately $303.1 million.

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

14.   Segments

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

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended March 31,
	2010	2009
Wholly-Owned Properties
Rental revenues	$71,444	$65,575
Interest and other income	11	11
Total revenues from external customers	71,455	65,586
Operating expenses before depreciation, amortization, ground/facility lease, and allocation of corporate overhead	31,691	30,758
Ground/facility lease	265	260
Interest expense	12,181	13,680
Operating income before depreciation, amortization and allocation of corporate overhead	$27,318	$20,888
Depreciation and amortization	$16,066	$17,901
Capital expenditures	$4,701	$35,813
Total segment assets at March 31,	$2,032,798	$2,070,872

On-Campus Participating Properties
Rental revenues	$7,311	$6,874
Interest and other income	3	24
Total revenues from external customers	7,314	6,898
Operating expenses before depreciation, amortization, ground/facility lease and allocation of corporate overhead	2,232	1,897
Ground/facility lease	306	292
Interest expense	1,503	1,559
Operating income before depreciation, amortization and allocation of corporate overhead	$3,273	$3,150
Depreciation and amortization	$1,079	$1,090
Capital expenditures	$43	$38
Total segment assets at March 31,	$79,883	$82,318

Development Services
Development and construction management fees from external customers	$574	$1,052
Operating expenses	2,327	2,267
Operating loss before depreciation, amortization and allocation of corporate overhead	$(1,753)	$(1,215)
Total segment assets at March 31,	$5,217	$6,277

Property Management Services
Property management fees from external customers	$2,214	$2,242
Intersegment revenues	2,875	2,696
Total revenues	5,089	4,938
Operating expenses	2,027	1,831
Operating income before depreciation, amortization and allocation of corporate overhead	$3,062	$3,107
Total segment assets at March 31,	$4,412	$6,209

Reconciliations
Total segment revenues	$84,432	$78,474
Unallocated interest income earned on corporate cash	3	4
Elimination of intersegment revenues	(2,875)	(2,696)
Total consolidated revenues, including interest income	$81,560	$75,782
Segment operating income before depreciation, amortization and allocation of corporate overhead	$31,900	$25,930
Depreciation and amortization	(18,530)	(20,122)
Net unallocated expenses relating to corporate overhead	(5,939)	(4,209)
Loss from unconsolidated joint ventures	(1,414)	(554)
Income tax provision	(143)	(135)
Income from continuing operations	$5,874	$910

Total segment assets	$2,122,310	$2,165,676
Unallocated corporate assets	33,245	24,261
Total assets at March 31,	$2,155,555	$2,189,937

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.  Subsequent Events

Pay-off of Mortgage Debt:  On April 1, 2010, the Company paid off $17.4 million in fixed-rate mortgage debt secured by one of our wholly-owned properties (River Club Apartments) that was scheduled to mature on August 1, 2010.

Property Disposition: On April 30, 2010, the Company sold Campus Walk – Oxford for a purchase price of $9.2 million, including the assumption of the existing $8.1 million mortgage loan, resulting in net proceeds of approximately $0.8 million.

Distributions:  On May 5, 2010, the Company declared a first quarter 2010 distribution per share of $0.3375 which will be paid on May 28, 2010 to all common stockholders of record as of May 18, 2010.  At the same time, the Operating Partnership will pay an equivalent amount per unit to holders of Common Units, as well as the quarterly cumulative preferential distribution to holders of Series A Preferred Units (see Note 7).

Adoption of New Incentive Award Plan:  On May 6, 2010, the Company’s stockholders, upon the recommendation of the Board of Directors, approved the American Campus Communities, Inc. 2010 Incentive Award Plan (the “2010 Plan”).  The 2010 Plan includes an authorization to issue up to 1,683,110 shares of the Company’s common stock (1,500,000 newly authorized shares plus 183,110 shares available for grant under the Company’s 2004 Incentive Award Plan as of March 15, 2010.  The 2010 Plan provides for various types of equity awards to directors, executive and other officers and key employees. The types of awards that may be granted under the 2010 Plan include incentive stock options, nonqualified stock options, RSAs, RSUs, profits interest units (“PIUs”) and other stock-based awards.

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

As of March 31, 2010, our property portfolio contained 85 student housing properties with approximately 52,100 beds and approximately 17,000 apartment units.  Our property portfolio consisted of 79 owned off-campus properties that are in close proximity to colleges and universities, two American Campus Equity (“ACE®”) properties operated under ground/facility leases with a related university system and four on-campus participating properties operated under ground/facility leases with the related university systems.  As of March 31, 2010, we also owned a noncontrolling interest in two joint ventures that owned an aggregate of 18 student housing properties with approximately 9,800 beds in approximately 2,900 units.  Our communities contain modern housing units and are supported by a resident assistant system and other student-oriented programming, with many offering resort-style amenities.

Through our taxable REIT subsidiaries (“TRS”), we provide construction management and development services, primarily for student housing properties owned by colleges and universities, charitable foundations, and others.  As of March 31, 2010, we provided third-party management and leasing services for 33 properties (five of which we served as the third-party developer and construction manager) that represented approximately 24,700 beds in approximately 9,400 units.  Third-party management and leasing services are typically provided pursuant to multi-year management contracts that have initial terms that range from one to five years.  As of March 31, 2010, our total owned, joint venture and third-party managed portfolio was comprised of 136 properties with approximately 86,600 beds in approximately 29,300 units.

Third-Party Development Services

Our third-party development and construction management services as of March 31, 2010 consisted of three projects under contract and currently in progress with fees ranging from $2.5 million to $7.6 million.  As of March 31, 2010, fees of approximately $2.2 million remained to be earned by us with respect to these projects, which have scheduled completion dates of July 2010 through August 2011.

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

American Campus Equity (“ACE®”) Development Activities

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

          Property Operations

As of March 31, 2010 our property portfolio consisted of the following:

PROPERTY	YR ACQUIRED / DEVELOPED (1)	LOCATION	PRIMARY UNIVERSITY SERVED	UNITS	BEDS
Wholly-Owned properties:
1. Villas on Apache	1999	Tempe, AZ	Arizona State University Main Campus	111	288
2. River Club Apartments	1999	Athens, GA	The University of Georgia – Athens	266	792
3. River Walk Townhomes	1999	Athens, GA	The University of Georgia – Athens	100	336
4. The Village at Blacksburg	2000	Blacksburg, VA	Virginia Polytechnic Inst. & State University	288	1,056
5. The Callaway House	2001	College Station, TX	Texas A&M University	173	538
6. The Village at Alafaya Club	2000	Orlando, FL	The University of Central Florida	228	839
7. The Village at Science Drive	2001	Orlando, FL	The University of Central Florida	192	732
8. University Village at Boulder Creek	2002	Boulder, CO	The University of Colorado at Boulder	82	309
9. University Village at Fresno	2004	Fresno, CA	California State University – Fresno	105	406
10. University Village at TU (2)	2004	Philadelphia, PA	Temple University	220	749
11. University Club Tallahassee	2005	Tallahassee, FL	Florida State University	152	608
12. The Grove at University Club	2005	Tallahassee, FL	Florida State University	64	128
13. College Club Tallahassee	2005	Tallahassee, FL	Florida A&M University	96	384
14. The Greens at College Club	2005	Tallahassee, FL	Florida A&M University	40	160
15. University Club Gainesville	2005	Gainesville, FL	University of Florida	94	376
16. City Parc at Fry Street	2005	Denton, TX	University of North Texas	136	418
17. The Estates	2005	Gainesville, FL	University of Florida	396	1,044
18. University Village at Sweet Home	2005	Amherst, NY	State University of New York – Buffalo	269	828
19. Entrada Real	2006	Tucson, AZ	University of Arizona	98	363
20. Royal Oaks	2006	Tallahassee, FL	Florida State University	82	224
21. Royal Pavilion	2006	Tallahassee, FL	Florida State University	60	204
22. Royal Village Tallahassee	2006	Tallahassee, FL	Florida State University	75	288
23. Royal Village Gainesville	2006	Gainesville, FL	University of Florida	118	448
24. Northgate Lakes	2006	Orlando, FL	The University of Central Florida	194	710
25. Royal Lexington	2006	Lexington, KY	University of Kentucky	94	364
26. The Woods at Greenland	2006	Murfreesboro, TN	Middle Tennessee State University	78	276
27. Raider’s Crossing	2006	Murfreesboro, TN	Middle Tennessee State University	96	276
28. Raider’s Pass	2006	Lubbock, TX	Texas Tech University	264	828
29. Aggie Station	2006	College Station, TX	Texas A&M University	156	450
30. The Outpost San Marcos	2006	San Marcos, TX	Texas State University – San Marcos	162	486
31. The Outpost San Antonio	2006	San Antonio, TX	University of Texas – San Antonio	276	828
32. Callaway Villas	2006	College Station, TX	Texas A&M University	236	704
33. Village on Sixth	2007	Huntington, WV	Marshall University	248	752
34. Newtown Crossing	2007	Lexington, KY	University of Kentucky	356	942
35. Olde Towne University Square	2007	Toledo, OH	University of Toledo	224	550
36. Peninsular Place	2007	Ypsilanti, MI	Eastern Michigan University	183	478
37. University Centre	2007	Newark, NJ	Rutgers University, NJIT, Essex CCC	234	838
38. Sunnyside Commons	2008	Morgantown, WV	West Virginia University	68	161
39. Pirate’s Place	2008	Greenville, NC	East Carolina University	144	528
40. University Highlands	2008	Reno, NV	University of Nevada at Reno	216	732
41. Jacob Heights I	2008	Mankato, MN	Minnesota State University	42	162

PROPERTY	YR ACQUIRED / DEVELOPED (1)	LOCATION	PRIMARY UNIVERSITY SERVED	UNITS	BEDS
42. Jacob Heights III	2008	Mankato, MN	Minnesota State University	24	96
43. The Summit	2008	Mankato, MN	Minnesota State University	192	672
44. GrandMarc – Seven Corners	2008	Minneapolis, MN	University of Minnesota	186	440
45. University Village – Sacramento	2008	Sacramento, CA	California State University – Sacramento	250	394
46. Aztec Corner	2008	San Diego, CA	San Diego State University	180	606
47. University Crossings	2008	Philadelphia, PA	University of Pennsylvania / Drexel	260	1,016
48. Campus Corner	2008	Bloomington, IN	Indiana University	254	796
49. Tower at 3rd	2008	Champaign, IL	University of Illinois	147	295
50. University Mills	2008	Cedar Falls, IA	University of Northern Iowa	121	481
51. Pirates Cove	2008	Greenville, NC	East Carolina University	264	1,056
52. University Manor	2008	Greenville, NC	East Carolina University	168	600
53. Brookstone Village	2008	Wilmington, NC	UNC – Wilmington	124	238
54. Campus Walk – Wilmington	2008	Wilmington, NC	UNC – Wilmington	289	290
55. Campus Club – Statesboro	2008	Statesboro, GA	Georgia Southern University	276	984
56. University Pines	2008	Statesboro, GA	Georgia Southern University	144	552
57. Lakeside	2008	Athens, GA	University of Georgia	244	776
58. The Club	2008	Athens, GA	University of Georgia	120	480
59. The Edge	2008	Orlando, FL	Central Florida	306	930
60. University Place	2008	Charlottesville, VA	University of Virginia	144	528
61. Southview	2008	Harrisonburg, VA	James Madison University	240	960
62. Stonegate	2008	Harrisonburg, VA	James Madison University	168	672
63. The Commons	2008	Harrisonburg, VA	James Madison University	132	528
64. University Gables	2008	Murfreesboro, TN	Middle Tennessee State University	168	648
65. Campus Ridge	2008	Johnson City, TN	East Tennessee State University	132	528
66. The Enclave I	2008	Bowling Green, OH	Bowling Green State University	120	480
67. Hawks Landing	2008	Oxford, OH	Miami University of Ohio	122	484
68. Willow Tree Apartments	2008	Ann Arbor, MI	University of Michigan	310	568
69. Willow Tree Towers	2008	Ann Arbor, MI	University of Michigan	163	283
70. Abbott Place	2008	East Lansing, MI	Michigan State University	222	654
71. University Centre – Kalamazoo	2008	Kalamazoo, MI	Western Michigan University	232	700
72. University Meadows	2008	Mt. Pleasant, MI	Central Michigan University	184	616
73. Campus Way	2008	Tuscaloosa, AL	University of Alabama	196	684
74. Campus Walk – Oxford (3)	2008	Oxford, MS	University of Mississippi	108	432
75. Campus Trails	2008	Starkville, MS	Mississippi State University	156	480
76. University Pointe	2008	Lubbock, TX	Texas Tech University	204	682
77. University Trails	2008	Lubbock, TX	Texas Tech University	240	684
78. Vista del Sol (4)	2008	Tempe, AZ	Arizona State University	613	1,866
79. Villas at Chestnut Ridge	2008	Amherst, NY	State University of New York – Buffalo	196	552
80. Barrett Honors College (4)	2009	Tempe, AZ	Arizona State University	604	1,721
81. University Heights	2010	Birmingham, AL	University of Alabama at Birmingham	176	528
Total wholly-owned properties				15,095	47,563

PROPERTY	YEAR ACQUIRED / DEVELOPED (1)	LOCATION	PRIMARY UNIVERSITY SERVED	UNITS	BEDS
On-campus participating properties:
82. University Village – PVAMU	1996 / 97 / 98	Prairie View, TX	Prairie View A&M University	612	1,920
83. University College – PVAMU	2000 / 2003	Prairie View, TX	Prairie View A&M University	756	1,470
84. University Village – TAMIU	1997	Laredo, TX	Texas A&M International University	84	250
85. Cullen Oaks – Phase I and II	2001 / 2006	Houston, TX	The University of Houston	411	879
Total on-campus participating properties				1,863	4,519

Total – all properties				16,958	52,082

(1)	As of March 31, 2010, the average age of our wholly-owned properties was approximately 10.1 years.

(2)	Subject to a 75-year ground lease with Temple University.

(3)	This property is classified as held for sale as of March 31, 2010 and was sold on April 30, 2010.

(4)	Subject to a 65-year ground/facility lease with Arizona State University.

Results of Operations

Comparison of the Three Months Ended March 31, 2010 and March 31, 2009

The following table presents our results of operations for the three months ended March 31, 2010 and 2009, including the amount and percentage change in these results between the two periods:

	Three Months Ended March 31,
	2010	2009	Change ($)	Change (%)
Revenues:
Wholly-owned properties	$71,192	$65,335	$5,857	9.0%
On-campus participating properties	7,311	6,874	437	6.4%
Third party development services	574	1,052	(478)	(45.4%)
Third party management services	2,214	2,242	(28)	(1.2%)
Resident services	252	240	12	5.0%
Total revenues	81,543	75,743	5,800	7.7%

Operating expenses:
Wholly-owned properties	31,476	30,490	986	3.2%
On-campus participating properties	2,399	2,030	369	18.2%
Third party development and management services	3,099	2,977	122	4.1%
General and administrative	2,753	2,748	5	0.2%
Depreciation and amortization	17,488	19,332	(1,844)	(9.5%)
Ground/facility leases	571	552	19	3.4%
Total operating expenses	57,786	58,129	(343)	(0.6%)

Operating income	23,757	17,614	6,143	34.9%

Nonoperating income and (expenses):
Interest income	17	39	(22)	(56.4%)
Interest expense	(15,301)	(15,264)	(37)	0.2%
Amortization of deferred financing costs	(1,042)	(790)	(252)	31.9%
Loss from unconsolidated joint ventures	(1,414)	(554)	(860)	155.2%
Total nonoperating expenses	(17,740)	(16,569)	(1,171)	7.1%

Income before income taxes and discontinued operations	6,017	1,045	4,972	475.8%
Income tax provision	(143)	(135)	(8)	5.9%
Income from continuing operations	5,874	910	4,964	545.5%

Discontinued operations:
Loss attributable to discontinued operations	(4,283)	(401)	(3,882)	968.1%
Loss from disposition of real estate	(3,646)	-	(3,646)	100.0%
Total discontinued operations	(7,929)	(401)	(7,528)	1,877.3%

Net (loss) income	(2,055)	509	(2,564)	(503.7%)
Net income attributable to noncontrolling interests	(134)	(232)	98	(42.2%)
Net (loss) income attributable to common shareholders	$(2,189)	$277	$(2,466)	(890.3%)

Wholly-Owned Properties Operations

Revenues from our wholly-owned properties for the three months ended March 31, 2010 compared to the three months ended March 31, 2009 increased by $5.9 million primarily due to the completion of construction of Barrett Honors College in August 2009 and the improved lease-up for the GMH portfolio for the 2009/2010 academic year.  Operating expenses increased approximately $1.0 million for the three months ended March 31, 2010 as compared to the prior year, primarily due to the same factors which affected the increase in revenues.

New Property Operations.  In August 2009, we completed construction of and opened Barrett Honors College at Arizona State University.  In March 2010, one of the Fidelity joint ventures in which the company owns a 10% interest assigned its ownership interest in the University Heights property to the company.  This property, serving students attending the University of Alabama at Birmingham, is now 100% wholly-owned by the company.  These two new properties contributed an additional $3.7 million of revenues and an additional $0.8 million of operating expenses during the three months ended March 31, 2010 as compared to the three months ended March 31, 2009.

Same Store Property Operations (Excluding New Property Activity).  We had 79 properties containing 45,314 beds which were operating during both of the three month periods ended March 31, 2010 and 2009.  These properties produced revenues of $68.2 million and $65.9 million during the three months ended March 31, 2010 and 2009, respectively, an increase of $2.3 million.  This increase was primarily due to an increase in average occupancy from 92.8% during the three months ended March 31, 2009 to 96.2% during the three months ended March 31, 2010.   Future revenues will be dependent on our ability to maintain our current leases in effect for the 2009/2010 academic year and our ability to obtain appropriate rental rates and desired occupancy for the 2010/2011 academic year at our various properties during our leasing period, which typically begins in January and ends in August.

At these existing same store properties, operating expenses remained relatively flat at $30.8 million for the three months ended March 31, 2009 as compared to $30.9 million for the three months ended March 31, 2010.  We anticipate that operating expenses for our same store property portfolio in 2010 will increase slightly as compared with 2009 as a result of expected increases in utility costs, employee benefit costs, property taxes and general inflation.

On-Campus Participating Properties (“OCPP”) Operations

We had four participating properties containing 4,519 beds which were operating during both of the three month periods ended March 31, 2010 and 2009.  Revenues from our participating properties increased to $7.3 million during the three months ended March 31, 2010 from $6.9 million for the three months ended March 31, 2009, an increase of $0.4 million.  This increase was primarily a result of an increase in average rental rates during the three months ended March 31, 2010 as compared to the prior year, as well as an increase in average occupancy from 92.1% for the three months ended March 31, 2009 to 96.6% for the three months ended March 31, 2010.

At these properties, operating expenses increased from $2.0 million for the three months ended March 31, 2009 to $2.4 million for the three months ended March 31, 2010, an increase of $0.4 million.  This increase was primarily due to an increase in bad debt expense and other expected inflationary increases.   We anticipate that operating expenses in 2010 will increase slightly as compared with 2009 as a result of expected increases in utility costs, employee benefit costs and general inflation.

Third Party Development Services Revenue

Third party development services revenue decreased by $0.5 million, from $1.1 million during the three months ended March 31, 2009 to $0.6 million for the three months ended March 31, 2010.  This decrease was due to three projects in progress during the three months ended March 31, 2010 as compared to four projects in progress during the three months ended March 31, 2009.  Closing of third-party development services projects during 2010 will be dependent upon the Company’s university clients obtaining project financing, which has been adversely affected by current capital market conditions.

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

Third Party Development and Management Services Expenses

Third party development and management services expenses increased by $0.1 million, from $3.0 million during the year ended three months ended March 31, 2009 to $3.1 million for the three months ended March 31, 2010.  This increase was primarily due to an increase in payroll and related costs as a result of an increase in activity for potential ACE and third party development projects.  Third-party development and management services expenses for 2010 will be dependent on the level of awards we pursue, the level of new management contracts obtained, and as previously mentioned, any pre-development costs charged against income for projects which do not close.

Depreciation and Amortization

Depreciation and amortization decreased by $1.8 million, from $19.3 million during the three months ended March 31, 2009 to $17.5 million for the three months ended March 31, 2010.  This decrease was due to a decrease in depreciation and amortization expense of approximately $4.1 million related to the value assigned to in-place leases at the properties acquired from GMH, which were fully amortized by the end of 2009. This decrease was offset by the completion of construction and opening of Barrett Honors College in August 2009 and renovation projects completed at several properties acquired from GMH.  These two items contributed an additional $0.8 million and $0.7 million, respectively, to depreciation and amortization expense for the three months ended March 31, 2010.  We expect depreciation and amortization expense to decrease in 2010 as a result of the value assigned to in-place leases at the time of the GMH acquisition being fully amortized in 2009, which should be slightly offset by increased depreciation on both Barrett Honors College, placed in service during 2009, and renovations during 2009 at several GMH properties.

  Amortization of Deferred Financing Costs

Amortization of deferred financing costs increased approximately $0.2 million from $0.8 million during the three months ended March 31, 2009 to $1.0 million for the three months ended March 31, 2010, primarily due to an additional $0.4 million of finance cost amortization incurred during the three months ended March 31, 2010 related to the refinancing of our revolving credit facility in August 2009 and the Freddie Mac revolving credit facility entered into in September 2009.  This increase was offset by a decrease in finance cost amortization of $0.2 million as a result of mortgage loans paid off during the year ended December 31, 2009 and the three months ended March 31, 2010.  We anticipate that amortization of deferred financing costs will increase in 2010 as compared to 2009 due to the factors discussed above.

Loss from Unconsolidated Joint Ventures

Loss from unconsolidated joint ventures represents our share of the net loss from the Hampton Roads military housing joint venture in which we have a minimal economic interest, as well as our 10% share of the loss from our two joint ventures with Fidelity that own a total of 18 properties as of March 31, 2010.  Loss from unconsolidated joint ventures increased approximately $0.8 million from $0.6 million during the three months ended March 31, 2009 to $1.4 million for the three months ended March 31, 2010.  This increase was primarily due an impairment charge recorded by one of the Fidelity joint ventures for a property that was placed into receivership in March 2010.

  Discontinued Operations

Discontinued operations on the accompanying consolidated statements of operations includes the following properties:  (i) Cambridge at Southern, a wholly-owned property that was sold in March 2010 for a sale price of $19.5 million, (ii) Campus Walk – Oxford, a wholly-owned property that is anticipated to be sold during the second quarter 2010, and (iii) Riverside Estates, a wholly-owned property sold in December 2009 for a sale price of $18.2 million.  Discontinued operations for the three months ended March 31, 2010 includes a $3.6 million loss from the disposition of Cambridge at Southern, as well as an impairment charge of $4.0 million recorded for the Campus Walk – Oxford property, which is classified as Held for Sale as of March 31, 2010 on the accompanying consolidated balance sheet.  Refer to Note 4 in the accompanying Notes to Consolidated Financial Statements contained in Item 1 herein for a table summarizing the results of operations of the properties classified within discontinued operations.

Cash Flows

Comparison of Three Months Ended March 31, 2010 and 2009

Operating Activities

For the three months ended March 31, 2010, net cash provided by operating activities was approximately $24.0 million, as compared to $19.9 million for the three months ended March 31, 2009, an increase of $4.1 million.  This increase was primarily due to operating cash flows provided from the timing of the acquisition of the GMH student housing business on June 11, 2008 and the completion of construction and opening of Vista del Sol and Villas at Chestnut Ridge in August 2008 and Barrett Honors College in August 2009.

Investing Activities

Investing activities utilized $13.4 million and $36.0 million for the three months ended March 31, 2010 and 2009, respectively.  The $22.6 million decrease in cash utilized in investing activities during the three months ended March 31, 2010 related primarily to a $24.1 million decrease in cash used to fund the construction of our wholly-owned development properties.  During the three months ended March 31, 2009, one wholly-owned property was under development, which was completed and opened for occupancy in August 2009, while there were no properties under development during the three months ended March 31, 2010.  In addition, there was a $7.0 million decrease in cash used for capital expenditures at our wholly-owned properties as a result of renovations at several GMH properties during the three months ended March 31, 2009.  Finally, we received $1.1 million of net proceeds from the disposition of a property in March 2010.  These decreases in cash utilized in investing activities were offset by a $9.6 million use of cash to acquire a property from one of the Fidelity Joint Ventures in March 2010.  For the three months ended March 31, 2010 and 2009, our cash utilized in investing activities was comprised of the following:

	Three Months Ended March 31,
	2010	2009
Property disposition	$1,098	$-
Property acquisition	(9,618)	-
Capital expenditures for on-campus participating properties	(43)	(38)
Capital expenditures for wholly-owned properties	(4,400)	(11,392)
Investment in wholly-owned properties under development	(301)	(24,421)
Purchase of corporate furniture, fixtures, and equipment	(183)	(146)
Total	$(13,447)	$(35,997)

Financing Activities

Cash used for financing activities totaled $55.1 million for the three months ended March 31, 2010 as compared to $16.7 million in cash provided by financing activities during the three months ended March 31, 2009.  The $71.8 million decrease in cash provided by financing activities was primarily a result of a $63.6 million decrease in proceeds (net of paydowns) received from our secured revolving credit facility.  During the three months ended March 31, 2009, we borrowed from our secured revolving credit facility to fund the construction of Barrett Honors College, one of our owned ACE development projects, and to pay-off $29.8 million in mortgage loan debt.  In addition, we had a $4.7 million increase in cash used to pay-off mortgage loans as we paid off $34.5 million in mortgage loan debt during the three months ended March 31, 2010 as compared to $29.8 million in mortgage loan debt during the three months ended March 31, 2009.  Finally, we experienced a $3.4 million increase in distributions to stockholders as a result of the issuance of common stock in connection with our May 2009 equity offering.

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

We do not have access to the cash flows and working capital of these participating properties except for the annual net cash distribution as described above.  Additionally, a substantial portion of these properties’ cash flow is dedicated to capital reserves required under the applicable property indebtedness and to the amortization of such indebtedness.  These amounts do not increase our economic interest in these properties since our interest, including our right to share in the net cash available for distribution from the properties, terminates upon the amortization of their indebtedness.  Our economic interest in these properties is therefore limited to our interest in the net cash flow and management and development fees from these properties, as reflected in our calculation of Funds from Operations modified (“FFOM”) contained herein.  Accordingly, when considering these properties’ contribution to our operations, we focus upon our share of these properties’ net cash available for distribution and the management fees that we receive from these properties, rather than upon their contribution to our gross revenues and expenses for financial reporting purposes.

The following table reflects the amounts included in our consolidated financial statements for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	2009
Revenues	$7,311	$6,874
Direct operating expenses (1)	(2,232)	(1,897)
Amortization	(1,079)	(1,090)
Amortization of deferred financing costs	(49)	(46)
Ground/facility leases (2)	(306)	(292)
Net operating income	3,645	3,549
Interest income	3	24
Interest expense	(1,503)	(1,559)
Net income	$2,145	$2,014

(1)
Excludes property management fees of $0.3 million for both three month periods ended March 31, 2010 and 2009.  This expense and the corresponding fee revenue have been eliminated in consolidation.  Also excludes allocation of expenses related to corporate management and oversight.

(2)
Represents the universities’ 50% share of the properties’ net cash available for distribution after payment of operating expenses, debt service (including payment of principal) and capital expenditures.

Liquidity and Capital Resources

Cash Balances and Liquidity

As of March 31, 2010, excluding our on-campus participating properties, we had $38.1 million in cash and cash equivalents and restricted cash as compared to $87.5 million in cash and cash equivalents and restricted cash as of December 31, 2009.  Restricted cash primarily consists of escrow accounts held by lenders and resident security deposits, as required by law in certain states.  The decrease in cash and cash equivalents was primarily due to the use of cash to pay-off $34.5 million of fixed-rate mortgage debt and $9.6 million used to acquire a property from one of the Fidelity Joint ventures in March 2010.  Additionally, restricted cash as of March 31, 2010 also included $0.1 million of funds held in escrow in connection with potential development opportunities.

As of March 31, 2010, our short-term liquidity needs included, but were not limited to, the following: (i) anticipated distribution payments to our common and restricted stockholders totaling approximately $71.3 million based on an assumed annual cash distribution of $1.35 per share based on the number of our shares outstanding as of March 31, 2010, (ii) anticipated distribution payments to our Operating Partnership unitholders totaling approximately $1.8 million based on an assumed annual distribution of $1.35 per common unit of limited partnership interest (“Common Unit”) and a cumulative preferential per annum cash distribution rate of 5.99% on our preferred units of limited partnership interest (“Series A Preferred Units”) based on the number of units outstanding as of March 31, 2010, (iii) the pay-off of approximately $98.5 million of fixed-rate mortgage debt scheduled to mature during the next 12 months, and (iv) funds for other potential development projects.  As of March 31, 2010, we had $100.0 million of outstanding variable rate construction debt scheduled to mature in December 2010.  We expect to extend the maturity date through December 2011 by exercising the remaining 12-month extension option available to us.  We have a $225 million revolving credit facility scheduled to mature in August 2012 that is currently secured by seven of our wholly-owned properties.  In addition, we have a $125 million secured revolving credit facility with a Freddie Mac lender scheduled to mature in September 2014 that is currently secured by 11 of our wholly-owned properties.  We expect to meet our short-term liquidity requirements by (i) borrowing under our existing secured revolving credit facilities discussed above, (ii) potentially disposing of properties depending on market conditions, and (iii) utilizing net cash provided by operations.

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

      Secured Revolving Credit Facility

The Operating Partnership has a $225 million revolving credit facility that may be expanded by up to an additional $75 million upon the satisfaction of certain conditions.  The maturity date of the facility is August 14, 2012 and can be extended 12 months through August 2013.  The facility is currently secured by seven of our wholly-owned properties.

Availability under the revolving credit facility is limited to an “aggregate borrowing base amount” equal to the lesser of (i) 50% to 65% of the value of certain properties, calculated as set forth in the credit facility, and (ii) the adjusted net operating income from these properties divided by a formula amount.  The facility bears interest at a variable rate, at our option, based upon a base rate or one-, two-, or three-month LIBOR, with a LIBOR floor of 2.0%, plus, in each case, a spread based upon our total leverage.  Additionally, we are required to pay an unused commitment fee of 0.35% per annum.  As of March 31, 2010, there was no balance on the facility and availability under the facility totaled $154.3 million.

The terms of the facility include certain restrictions and covenants, which limit, among other items, the incurrence of additional indebtedness, liens, and the disposition of assets. The facility contains customary affirmative and negative covenants and also contains financial covenants that, among other things, require us to maintain certain minimum ratios of “EBITDA” (earnings before interest, taxes, depreciation and amortization) to fixed charges and total indebtedness.  We may not pay distributions that exceed a specified percentage of funds from operations, as adjusted, for any four consecutive quarters.  The financial covenants also include consolidated net worth and leverage ratio tests.  As of March 31, 2010, we were in compliance with all such covenants.

Secured Agency Facility

We have a $125 million secured revolving credit facility with a Freddie Mac lender.  The facility has a five-year term and is currently secured by 11 properties referred to as the “Collateral Pool.”  The facility bears interest at one- or three-month LIBOR plus a spread that varies based on the debt service ratio of the Collateral Pool.  Additionally, we are required to pay an unused commitment fee of 1.0% per annum.  As of March 31, 2010, the balance outstanding on the facility totaled $94.0 million, bearing interest at a weighted average rate of 2.2%.  The secured agency facility includes certain financial covenants which are the same as are required for the secured revolving credit facility, described above.

Senior Secured Term Loan

The Operating Partnership has a $100 million senior secured term loan that matures on May 23, 2011 and can be extended through May 2012 through the exercise of a 12-month extension option.  The secured term loan bears interest at a variable rate, at our option, based upon a base rate or one-, two-, three-, or six-month LIBOR plus, in each case, a spread based upon our total leverage.  As of March 31, 2010, the balance outstanding on the secured term loan was $100 million.

On February 23, 2009, we entered into two $50.0 million interest rate swap agreements effective March 20, 2009 through February 20, 2012, which are both used to hedge our exposure to fluctuations in interest payments on its LIBOR-based senior secured term loan.  Under the terms of the two interest rate swap agreements, we pay an average fixed rate of 1.7925% and receive one-month LIBOR floating rate.  As a result of these two interest rate swaps, we have effectively fixed the interest rate on our senior secured term loan to 3.55% as of March 31, 2010 (1.7925% + 1.75% spread).  In the event that the swaps at any time have a negative fair value below a certain threshold level, we could be required to post cash into a collateral account pledged to the interest rate swap providers.   As of March 31, 2010, we had deposited approximately $0.7 million into a collateral account related to one of the interest rate swaps.  Refer to Note 11 in the accompanying Notes to Consolidated Financial Statements contained in Item 1 herein for a more detailed discussion of our derivative instruments and hedging activities.

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

On May 5, 2010, we declared a first quarter 2010 distribution per share of $0.3375, which will be paid on May 28, 2010 to all common stockholders of record as of May 18, 2010.  At the same time, the Operating Partnership paid an equivalent amount per unit to holders of Common Units, as well as the quarterly cumulative preferential distribution to holders of Series A Preferred Units.

Pre-Development Expenditures

Our third-party and owned development activities have historically required us to fund pre-development expenditures such as architectural fees, permits and deposits.  The closing and/or commencement of construction of these development projects is subject to a number of risks such as our inability to obtain financing on favorable terms and delays or refusals in obtaining necessary zoning, land use, building, and other required governmental permits and authorizations  As such, we cannot always predict accurately the liquidity needs of these activities.  We frequently incur these pre-development expenditures before a financing commitment and/or required permits and authorizations have been obtained.  Accordingly, we bear the risk of the loss of these pre-development expenditures if financing cannot ultimately be arranged on acceptable terms or we are unable to successfully obtain the required permits and authorizations.  Historically, our third-party and owned development projects have been successfully structured and financed; however, these developments have at times been delayed beyond the period initially scheduled, causing revenue to be recognized in later periods.  As of March 31, 2010, we have deferred approximately $11.2 million in pre-development costs related to third-party and owned development projects that have not yet commenced construction.

Indebtedness

As of March 31, 2010, we had approximately $1,173.0 million of outstanding consolidated indebtedness (excluding net unamortized debt discounts and debt premiums of approximately $7.9 million and $3.4 million, respectively), comprised of a $100.0 million balance on our senior secured term loan, $94.0 million balance on our secured agency facility, $895.0 million in mortgage and construction loans secured by our wholly-owned properties, $32.6 million in mortgage loans secured by two phases of an on-campus participating property, and $51.4 million in bond issuances secured by three of our on-campus participating properties.  The weighted average interest rate on our consolidated indebtedness as of March 31, 2010 was 5.07% per annum.  As of March 31, 2010, approximately 16.6% of our total consolidated indebtedness was variable rate debt, comprised of our secured agency facility and our Vista del Sol construction loan discussed below.

Wholly-Owned Properties

The weighted average interest rate of the $895.0 million of wholly-owned mortgage and construction debt was 5.34% per annum as of March 31, 2010.  Each of the mortgage loans is a non-recourse obligation subject to customary exceptions and none are cross-defaulted or cross-collateralized to any other indebtedness. The loans generally may not be prepaid prior to maturity; in certain cases prepayment is allowed, subject to prepayment penalties.

The development and construction of Vista del Sol, an owned on-campus property, was partially financed with a $100.0 million construction loan.  For each borrowing we have the option of choosing the Prime rate or one-, two-, or three-month LIBOR plus 1.20%.  The loan requires payments of interest only during the term of the loan and any accrued interest and outstanding borrowings become due on the maturity date of December 27, 2010.  We expect to extend the maturity date through December 2011 by exercising the remaining 12-month extension option available to us.  As of March 31, 2010, the balance outstanding on the construction loan totaled $100.0 million, bearing interest at a rate of 1.45% per annum.

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

Cullen Oaks Phase I and Phase II are currently encumbered by mortgage loans with balances as of March 31, 2010 of approximately $16.2 million and $16.4 million, respectively.  The loans mature in February 2014 and bear interest at a rate of LIBOR plus 1.35%.  In connection with these loans, we entered into an interest rate swap agreement effective February 15, 2007 through February 15, 2014, that is designated to hedge our exposure to fluctuations on interest payments attributed to changes in interest rates associated with payments on the loans.  Under the terms of the interest rate swap agreement, we pay a fixed rate of 6.69% per annum and receive a floating rate of LIBOR plus 1.35%.  Pursuant to the Leases, in the event the leasehold estate does not achieve Financial Break Even (defined as revenues less operating expenses, excluding management fees, less debt service), the applicable Lessor would be required to make a rental payment, also known as the Contingent Payment, sufficient to achieve Financial Break Even.  The Contingent Payment provision remains in effect until such time as any financing placed on the facilities would receive an investment grade rating without the Contingent Payment provision.  In the event that the Lessor is required to make a Contingent Payment, future net cash flow distributions would be first applied to repay such Contingent Payments and then to unpaid management fees prior to normal distributions.  We have guaranteed payment of this property’s indebtedness.

The weighted average interest rate of the indebtedness encumbering our on-campus participating properties was 7.18% at March 31, 2010.

Off Balance Sheet Items

As discussed in Note 8 in the accompanying Notes to Consolidated Financial Statements contained in Item 1 herein, we hold a 10% equity interest in two unconsolidated joint ventures with mortgage debt outstanding of approximately $293.5 million as of March 31, 2010.  Our Operating Partnership serves as non-recourse, carve-out guarantor of this debt, which means we are liable to the lender for any loss, damage, cost, expense, liability, claim or other obligation incurred by the lender arising out of or in connection with certain non-recourse exceptions in connection with the debt.  Pursuant to the  limited liability company agreements of the joint ventures, the joint ventures agreed to indemnify, defend and hold harmless the Operating Partnership with respect to such obligations, except to the extent such obligations were caused by the willful misconduct, gross negligence, fraud or bad faith of the Operating Partnership or its employees, agents or affiliates.

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

The following table presents a reconciliation of our FFO to our net (loss) income attributable to common shareholders:

	Three Months Ended March 31,
	2010	2009
Net (loss) income attributable to common shareholders	$(2,189)	$277
Noncontrolling interests	134	232
Loss from disposition of real estate	3,646	-
Loss from unconsolidated joint ventures	1,414	554
FFO from unconsolidated joint ventures (1)	(807)	(39)
Real estate related depreciation and amortization	17,438	19,732
Funds from operations (“FFO”)	$19,636	$20,756

FFO per share – diluted	$0.36	$0.47

Weighted average common shares outstanding – diluted	54,108,993	44,031,602

(1)
Represents our share of the FFO from three joint ventures in which we are a noncontrolling partner.  Includes the Hampton Roads Military Housing joint venture in which we have a minimal economic interest as well as our 10% noncontrolling interest in two joint ventures formed or assumed as part of the company’s acquisition of GMH.

While our on-campus participating properties contributed $7.3 million and $6.9 million to our revenues for the three months ended March 31, 2010 and 2009, respectively, under our participating ground leases, we and the participating university systems each receive 50% of the properties’ net cash available for distribution after payment of operating expenses, debt service (which includes significant amounts towards repayment of principal) and capital expenditures. A substantial portion of our revenues attributable to these properties is reflective of cash that is required to be used for capital expenditures and for the amortization of applicable property indebtedness. These amounts do not increase our economic interest in these properties or otherwise benefit us since our interest in the properties terminates upon the repayment of the applicable property indebtedness.

As noted above, FFO excludes GAAP historical cost depreciation and amortization of real estate and related assets because these GAAP items assume that the value of real estate diminishes over time.  However, unlike the ownership of our wholly-owned properties, the unique features of our ownership interest in our on-campus participating properties cause the value of these properties to diminish over time.  For example, since the ground/facility leases under which we operate the participating properties require the reinvestment from operations of specified amounts for capital expenditures and for the repayment of debt while our interest in these properties terminates upon the repayment of the debt, such capital expenditures do not increase the value of the property to us and mortgage debt amortization only increases the equity of the ground lessor. Accordingly, when considering our FFO, we believe it is also a meaningful measure of our performance to modify FFO to exclude the operations of our on-campus participating properties and to consider their impact on performance by including only that portion of our revenues from those properties that are reflective of our share of net cash flow and the management fees that we receive, both of which increase and decrease with the operating measure of the properties, a measure referred to herein as FFOM.  We also exclude impairment charges from FFOM, as we believe the inclusion of such charges is inconsistent with the treatment of gains and losses on the disposition of real estate, which are not included in FFO. Additionally, we believe that excluding impairment charges from FFOM more appropriately presents the operating performance of the company’s real estate investments on a comparative basis.

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

Funds From Operations—Modified (“FFOM”):

	Three Months Ended March 31,
	2010	2009
Funds from operations	$19,636	$20,756
Elimination of operations of on-campus participating properties and unconsolidated joint venture:
Net income from on-campus participating properties	(2,145)	(2,014)
Amortization of investment in on-campus participating properties	(1,079)	(1,090)
FFO from Hampton Roads unconsolidated joint venture (1)	160	236
	16,572	17,888
Modifications to reflect operational performance of on-campus participating properties:
Our share of net cash flow (2)	306	292
Management fees	333	323
Impact of on-campus participating properties	639	615
Elimination of provision for asset impairment – wholly-owned property (3)	4,036	-
Elimination of provision for asset impairment – unconsolidated joint venture (4)	782	-
Funds from operations – modified (“FFOM”)	$22,029	$18,503

FFOM per share – diluted	$0.41	$0.42

Weighted average common shares outstanding – diluted	54,108,993	44,031,602

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

(3)
Represents an impairment charge recorded for Campus Walk – Oxford, a property that was sold on April 30, 2010.  The impairment charge is included in loss attributable to discontinued operations on the accompanying consolidated statements of operations for the three months ended March 31, 2010.  Although impairment charges are included in the calculation of net income (loss) and FFO, the company excludes such charges from FFOM because it believes the inclusion of such charges is inconsistent with the treatment of gains and losses on the disposition of real estate, which are not included in FFO.  Additionally, the company believes that excluding impairment charges from FFOM more appropriately presents the operating performance of the company’s real estate investments on a comparative basis.

(4)	Represents our share of an impairment charge recorded during the three months ended March 31, 2010 for a property owned through one of our unconsolidated Fidelity Joint Ventures.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss from adverse changes in market prices and interest rates.   Our future earnings and cash flows are dependent upon prevailing market rates.  Accordingly, we manage our market risk by matching projected cash inflows from operating, investing and financing activities with projected cash outflows for debt service, acquisitions, capital expenditures, distributions to stockholders and unitholders, and other cash requirements.  The majority of our outstanding debt has fixed interest rates, which minimizes the risk of fluctuating interest rates.  Our exposure to market risk includes interest rate fluctuations in connection with our revolving credit facility and variable rate construction loans and our ability to incur more debt without stockholder approval, thereby increasing our debt service obligations, which could adversely affect our cash flows.   No material changes have occurred in relation to market risk since our Annual Report on Form 10-K for the year ended December 31, 2009.

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

Dated:	May 7, 2010

AMERICAN CAMPUS COMMUNITIES, INC.

By:	/s/ William C. Bayless, Jr.
William C. Bayless, Jr. President and Chief Executive Officer

By:	/s/ Jonathan A. Graf
Jonathan A. Graf Executive Vice President, Chief Financial Officer and Treasurer