Form 10-Q
period 2010-06-30
AMERICAN CAMPUS COMMUNITIES INC
filed 2010-08-04
CIK 1283630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

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

There were 52,787,389 shares of American Campus Communities, Inc.’s common stock with a par value of $0.01 per share outstanding as of the close of business on July 30, 2010.

FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2010

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30, 2010	December 31, 2009
	(unaudited)
Assets

Investments in real estate:
Wholly-owned properties, net	$1,977,475	$2,014,970
On-campus participating properties, net	63,755	65,690
Investments in real estate, net	2,041,230	2,080,660

Cash and cash equivalents	20,932	66,093
Restricted cash	31,615	29,899
Student contracts receivable, net	4,249	5,381
Other assets	52,874	52,948

Total assets	$2,150,900	$2,234,981

Liabilities and equity

Liabilities:
Secured mortgage, construction and bond debt	$947,041	$1,029,455
Senior secured term loan	100,000	100,000
Secured agency facility	94,000	94,000
Secured revolving credit facility	30,100	-
Accounts payable and accrued expenses	26,963	26,543
Other liabilities	44,380	45,487
Total liabilities	1,242,484	1,295,485

Redeemable noncontrolling interests	34,654	36,722

Equity:
American Campus Communities, Inc. stockholders’ equity: Common stock, $.01 par value, 800,000,000 shares authorized, 52,599,622 and 52,203,893 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	524	521
Additional paid in capital	1,101,686	1,092,030
Accumulated earnings and dividends	(226,266)	(189,165)
Accumulated other comprehensive loss	(6,059)	(4,356)
Total American Campus Communities, Inc. stockholders’ equity	869,885	899,030
Noncontrolling interests	3,877	3,744
Total equity	873,762	902,774

Total liabilities and equity	$2,150,900	$2,234,981

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues:
Wholly-owned properties	$68,549	$64,153	$139,741	$129,488
On-campus participating properties	4,142	3,922	11,453	10,796
Third party development services	1,628	886	2,202	1,938
Third party management services	2,121	2,105	4,335	4,347
Resident services	242	205	494	445
Total revenues	76,682	71,271	158,225	147,014

Operating expenses:
Wholly-owned properties	32,288	31,794	63,764	62,284
On-campus participating properties	2,620	2,783	5,019	4,813
Third party development and management services	2,796	2,810	5,895	5,787
General and administrative	2,616	2,829	5,369	5,577
Depreciation and amortization	17,795	19,591	35,283	38,923
Ground/facility leases	753	452	1,324	1,004
Total operating expenses	58,868	60,259	116,654	118,388

Operating income	17,814	11,012	41,571	28,626

Nonoperating income and (expenses):
Interest income	16	40	33	79
Interest expense	(14,961)	(14,817)	(30,262)	(30,081)
Amortization of deferred financing costs	(1,015)	(769)	(2,057)	(1,559)
Loss from unconsolidated joint ventures	(711)	(483)	(2,125)	(1,037)
Other nonoperating income	-	402	-	402
Total nonoperating expenses	(16,671)	(15,627)	(34,411)	(32,196)

Income (loss) before income taxes and discontinued operations	1,143	(4,615)	7,160	(3,570)
Income tax provision	(142)	(135)	(285)	(270)
Income (loss) from continuing operations	1,001	(4,750)	6,875	(3,840)

Discontinued operations:
Loss attributable to discontinued operations	(5)	(547)	(4,288)	(948)
Loss from disposition of real estate	(59)	-	(3,705)	-
Total discontinued operations	(64)	(547)	(7,993)	(948)

Net income (loss)	937	(5,297)	(1,118)	(4,788)
Net income attributable to noncontrolling interests	(169)	(13)	(303)	(245)
Net income (loss) attributable to common shareholders	$768	$(5,310)	$(1,421)	$(5,033)

Net income (loss) per share attributable to common shareholders- basic and diluted:
Income (loss) from continuing operations per share	$0.01	$(0.10)	$0.12	$(0.10)
Net income (loss) per share	$0.01	$(0.11)	$(0.03)	$(0.12)

Weighted-average common shares outstanding:
Basic	52,335,642	47,897,196	52,285,919	45,152,665
Diluted	52,853,003	47,897,196	52,829,613	45,152,665

Distributions declared per common share	$0.3375	$0.3375	$0.675	$0.675

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(unaudited, in thousands, except share data)

	Common Shares	Par Value of Common Shares	Additional Paid in Capital	Accumulated Earnings and Dividends	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
Equity, December 31, 2009	52,203,893	$521	$1,092,030	$(189,165)	$(4,356)	$3,744	$902,774
Net proceeds from sale of common stock	268,200	3	7,514	-	-	-	7,517
Amortization of restricted stock awards	-	-	1,815	-	-	-	1,815
Vesting of restricted stock awards	90,525	-	(917)	-	-	-	(917)
Distributions to common and restricted stockholders	-	-	-	(35,680)	-	-	(35,680)
Distributions to joint venture partners	-	-	-	-	-	(108)	(108)
Conversion of common units to common stock	37,004	-	919	-	-	-	919
Reclassification of noncontrolling interests	-	-	325	-	-	-	325
Comprehensive loss:
Change in fair value of interest rate swaps	-	-	-	-	(1,703)	-	(1,703)
Net loss	-	-	-	(1,421)	-	241	(1,180)
Total comprehensive loss	-	-	-	-	-	-	(2,883)
Equity, June 30, 2010	52,599,622	$524	$1,101,686	$(226,266)	$(6,059)	$3,877	$873,762

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2010	2009
Operating activities
Net loss attributable to common shareholders	$(1,421)	$(5,033)
Adjustments to reconcile net loss attributable to common shareholders to net cash provided by operating activities:
Income attributable to noncontrolling interests	303	245
Loss from disposition of real estate	3,705	-
Provision for asset impairment	4,036	-
Depreciation and amortization	35,617	40,502
Amortization of deferred financing costs and debt premiums/discounts	2,120	1,440
Share-based compensation	1,948	1,358
Loss from unconsolidated joint ventures	2,125	1,037
Income tax provision	285	270
Changes in operating assets and liabilities:
Restricted cash	(2,118)	999
Student contracts receivable, net	1,262	294
Other assets	(3,261)	(4,763)
Accounts payable and accrued expenses	(772)	(6,857)
Other liabilities	(2,958)	(5,105)
Distributions received from unconsolidated joint ventures	180	-
Net cash provided by operating activities	41,051	24,387
Investing activities
Net proceeds from disposition of real estate	2,115	-
Cash paid for property acquisition	(9,618)	-
Cash paid for land acquisitions	(7,595)	(2,637)
Investments in wholly-owned properties	(15,023)	(68,356)
Investments in on-campus participating properties	(224)	(181)
Purchase of corporate furniture, fixtures and equipment	(436)	(1,181)
Net cash used in investing activities	(30,781)	(72,355)
Financing activities
Proceeds from sale of common stock	7,663	207,719
Offering costs	(130)	(9,369)
Secured revolving credit facility, net	30,100	(14,700)
Proceeds from construction loans	-	5,334
Pay-off of mortgage loans	(51,892)	(72,829)
Principal payments on debt	(4,314)	(4,850)
Change in construction accounts payable	-	(1,284)
Debt issuance and assumption costs	(31)	(15)
Distributions to common and restricted stockholders	(35,833)	(29,001)
Distributions to noncontrolling partners	(994)	(1,454)
Net cash (used in) provided by financing activities	(55,431)	79,551
Net change in cash and cash equivalents	(45,161)	31,583
Cash and cash equivalents at beginning of period	66,093	25,600
Cash and cash equivalents at end of period	$20,932	$57,183
Supplemental disclosure of non-cash investing and financing activities
Issuance of Common Units in connection with land acquisition	$-	$(2,005)
Change in fair value of derivative instruments, net	$(1,703)	$1,380
Supplemental disclosure of cash flow information
Interest paid	$29,204	$31,783

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

As of June 30, 2010, the Company’s property portfolio contained 86 student housing properties with approximately 53,300 beds in approximately 17,300 apartment units.  The Company’s property portfolio consisted of 79 owned off-campus properties that are in close proximity to colleges and universities, three American Campus Equity (“ACE®”) properties operated under ground/facility leases with two university systems and four on-campus participating properties operated under ground/facility leases with the related university systems.  As of June 30, 2010, the Company also owned a noncontrolling interest in two joint ventures that owned an aggregate of 18 student housing properties with approximately 9,800 beds in approximately 2,900 units.  The Company’s communities contain modern housing units and are supported by a resident assistant system and other student-oriented programming, with many offering resort-style amenities.

Through the Company’s taxable REIT subsidiaries (“TRS”), it also provides construction management and development services, primarily for student housing properties owned by colleges and universities, charitable foundations, and others.  As of June 30, 2010, the Company provided third-party management and leasing services for 33 properties (five of which the Company served as the third-party developer and construction manager) that represented approximately 24,700 beds in approximately 9,400 units.  Third-party management and leasing services are typically provided pursuant to multi-year management contracts that have initial terms that range from one to five years.  As of June 30, 2010, the Company’s total owned, joint venture and third-party managed portfolio included 137 properties with approximately 87,800 beds in approximately 29,600 units.

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

Project costs directly associated with the development and construction of an owned real estate project, which include interest, property taxes, and amortization of deferred finance costs, are capitalized as construction in progress.  Upon completion of the project, costs are transferred into the applicable asset category and depreciation commences.  Interest totaling approximately $0.2 million and $1.2 million was capitalized during the three months ended June 30, 2010 and 2009, respectively, and $0.2 million and $2.2 million was capitalized during the six months ended June 30, 2010 and 2009, respectively.  There was no amortization of deferred financing costs capitalized as construction in progress during the three or six months ended June 30, 2010 and 2009.

Management assesses whether there has been an impairment in the value of the Company’s investments in real estate whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Impairment is recognized when estimated expected future undiscounted cash flows are less than the carrying value of the property.  The estimation of expected future net cash flows is inherently uncertain and relies on assumptions regarding current and future economics and market conditions.  If such conditions change, then an adjustment to the carrying value of the Company’s long-lived assets could occur in the future period in which the conditions change.  To the extent that a property is impaired, the excess of the carrying amount of the property over its estimated fair value is charged to earnings. The Company believes that there were no impairments of the carrying values of its investments in real estate as of June 30, 2010.

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

Owned On-Campus Properties

Under its ACE program, the Company as lessee has entered into three ground/facility lease agreements with two university systems to finance, construct, and manage three student housing properties.  One property was under construction as of June 30, 2010 and is scheduled to open for occupancy in August 2011.  The terms of the leases, including extension options, range from 65 to 85 years, and the lessor has title to the land and any improvements placed thereon.  The Company’s involvement in construction requires the lessor’s post construction ownership of the improvements to be treated as a sale with a subsequent leaseback by the Company.  However, these sale-leaseback transactions do not qualify for sale-leaseback accounting because of the Company’s continuing involvement in the constructed assets.  As a result of the Company’s continuing involvement, these leases are accounted for by the deposit method, in which the assets subject to the ground/facility leases are reflected at historical cost, less amortization, and the financing obligations are reflected at the terms of the underlying financing.

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

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Intangible Assets

In connection with a property acquisition completed in March 2010 and the acquisition of GMH Communities Trust (“GMH”) in June 2008, the Company capitalized approximately $0.2 million and $18.8 million, respectively, related to management’s estimate of the fair value of the in-place leases assumed.  These intangible assets are amortized on a straight-line basis over the average remaining term of the underlying leases.  Amortization expense was approximately $0.1 million and $4.1 million for the three months ended June 30, 2010 and 2009, respectively, and approximately $0.2 million and $8.2 million for the six months ended June 30, 2010 and 2009, respectively.  The Company also capitalized $1.5 million related to management’s estimate of the fair value of third-party management contracts acquired from GMH.  These intangible assets are amortized on a straight-line basis over a period of three years.  Amortization expense related to these acquired management contracts was approximately $0.1 million for both three month periods ended June 30, 2010 and 2009, respectively, and $0.2 million for both six month periods ended June 30, 2010 and 2009, respectively.  The amortization of intangible assets is included in depreciation and amortization expense in the accompanying consolidated statements of operations.  See Note 3 herein for a detailed discussion of the property acquisition completed during the six months ended June 30, 2010.

Deferred Financing Costs

The Company defers financing costs and amortizes the costs over the terms of the related debt using the effective interest method.  Upon repayment of or in conjunction with a material change in the terms of the underlying debt agreement, any unamortized costs are charged to earnings.  Accumulated amortization at June 30, 2010 and December 31, 2009 approximated $9.2 million and $9.0 million, respectively.  Deferred financing costs, net of amortization, are included in other assets on the accompanying consolidated balance sheets.

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

Debt Premiums and Discounts

Debt premiums and discounts represent fair value adjustments to account for the difference between the stated rates and market rates of debt assumed in connection with the Company’s property acquisitions.  The debt premiums and discounts are amortized to interest expense over the term of the related loans using the effective-interest method.  As of June 30, 2010 and December 31, 2009, net unamortized debt premiums were approximately $3.0 million and $3.8 million, respectively, and net unamortized debt discounts were approximately $7.4 million and $8.5 million, respectively.  Debt premiums and discounts are included in secured mortgage, construction and bond debt on the accompanying consolidated balance sheets.

Third-Party Development Services Revenue and Costs

Development revenues are generally recognized based on a proportionate performance method based on contract deliverables, while construction revenues are recognized using the percentage of completion method, as determined by construction costs incurred relative to total estimated construction costs.  Costs associated with such projects are deferred and recognized in relation to the revenues earned on executed contracts.  For projects where the Company’s fee is based on a fixed price, any cost overruns incurred during construction, as compared to the original budget, will reduce the net fee generated on those projects.  Incentive fees are generally recognized when the project is complete and performance has been agreed upon by all parties, or when performance has been verified by an independent third-party.  The Company also evaluates the collectability of fee income and expense reimbursements generated through the provision of development and construction management services based upon the individual facts and circumstances, including the contractual right to receive such amounts in accordance with the terms of the various projects, and reserves any amounts that are deemed to be uncollectible.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pre-development expenditures such as architectural fees, permits and deposits associated with the pursuit of third-party and owned development projects are expensed as incurred, until such time that management believes it is probable that the contract will be executed and/or construction will commence.  Because the Company frequently incurs these pre-development expenditures before a financing commitment and/or required permits and authorizations have been obtained, the Company bears the risk of loss of these pre-development expenditures if financing cannot ultimately be arranged on acceptable terms or the Company is unable to successfully obtain the required permits and authorizations.  As such, management evaluates the status of third-party and owned projects that have not yet commenced construction on a periodic basis and expenses any deferred costs related to projects whose current status indicates the commencement of construction is unlikely and/or the costs may not provide future value to the Company in the form of revenues.  Such write-offs are included in third-party development and management services expenses (in the case of third-party development projects) or general and administrative expenses (in the case of owned development projects) on the accompanying consolidated statements of operations.  As of June 30, 2010, the Company has deferred approximately $9.4 million in pre-development costs related to third-party and owned development projects that have not yet commenced construction. Such costs are included in other assets on the accompanying consolidated balance sheets.

Derivative Instruments and Hedging Activities

The Company records all derivative financial instruments on the balance sheet at fair value.  Changes in fair value are recognized either in earnings or as other comprehensive income, depending on whether the derivative has been designated as a fair value or cash flow hedge and whether it qualifies as part of a hedging relationship, the nature of the exposure being hedged, and how effective the derivative is at offsetting movements in underlying exposure.  The Company discontinues hedge accounting when: (i) it determines that the derivative is no longer effective in offsetting changes in the fair value or cash flows of a hedged item; (ii) the derivative expires or is sold, terminated, or exercised; (iii) it is no longer probable that the forecasted transaction will occur; or (iv) management determines that designating the derivative as a hedging instrument is no longer appropriate.  In all situations in which hedge accounting is discontinued and the derivative remains outstanding, the Company will carry the derivative at its fair value on the balance sheet, recognizing changes in the fair value in current-period earnings.  The Company uses interest rate swaps to effectively convert a portion of its floating rate debt to fixed rate, thus reducing the impact of rising interest rates on interest payments.  These instruments are designated as cash flow hedges and the interest differential to be paid or received is accrued as interest expense. The Company’s counter-parties are major financial institutions.  See Note 12 herein for an expanded discussion on derivative instruments and hedging activities.

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

Earnings per Share

Basic earnings per share is computed using net income (loss) attributable to common shareholders and the weighted average number of shares of the Company’s common stock outstanding during the period.  Diluted earnings per share reflect common shares issuable from the assumed conversion of common and preferred Operating Partnership units and common share awards granted.  Only those items having a dilutive impact on basic earnings per share are included in diluted earnings per share.

The following potentially dilutive securities were outstanding for the three and six months ended June 30, 2010 and 2009, but were not included in the computation of diluted earnings per share because the effects of their inclusion would be anti-dilutive.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Restricted stock awards (Note 11)	-	467,529	-	455,310
Common Operating Partnership units (Note 7)	1,171,085	1,186,785	1,179,528	1,141,666
Preferred Operating Partnership units (Note 7)	114,963	114,963	114,963	114,963
Total potentially dilutive securities	1,286,048	1,769,277	1,294,491	1,711,939

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of the elements used in calculating basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Basic earnings per share calculation:
Income (loss) from continuing operations	$1,001	$(4,750)	$6,875	$(3,840)
Income from continuing operations attributable to noncontrolling interests	(170)	(30)	(498)	(275)
Income (loss) from continuing operations attributable to common shareholders	831	(4,780)	6,377	(4,115)
Amount allocated to participating securities	(175)	(157)	(400)	(339)
Income (loss) from continuing operations attributable to common shareholders, net of amount allocated to participating securities	656	(4,937)	5,977	(4,454)

Loss from discontinued operations	(64)	(547)	(7,993)	(948)
Loss from discontinued operations attributable to noncontrolling interests	1	17	195	30
Loss from discontinued operations attributable to common shareholders	(63)	(530)	(7,798)	(918)
Net income (loss) attributable to common shareholders, as adjusted – basic	$593	$(5,467)	$(1,821)	$(5,372)

Income (loss) from continuing operations attributable to common shareholders, as adjusted – per share	$0.01	$(0.10)	$0.12	$(0.10)
Loss from discontinued operations attributable to common shareholders – per share	$0.00	$(0.01)	$(0.15)	$(0.02)
Net income (loss) attributable to common shareholders, as adjusted – per share	$0.01	$(0.11)	$(0.03)	$(0.12)

Basic weighted average common shares outstanding	52,335,642	47,897,196	52,285,919	45,152,665

Diluted earnings per share calculation:
Income from continuing operations attributable to common shareholders, net of amount allocated to participating securities	$656	$(4,937)	$5,977	$(4,454)
Loss from discontinued operations attributable to common shareholders	(63)	(530)	(7,798)	(918)
Net income (loss) attributable to common shareholders, as adjusted – diluted	$593	$(5,467)	$(1,821)	$(5,372)

Income from continuing operations attributable to common shareholders, net of amount allocated to participating securities – per share	$0.01	$(0.10)	$0.12	$(0.10)
Loss from discontinued operations attributable to common shareholders – per share	$0.00	$(0.01)	$(0.15)	$(0.02)
Net income (loss) attributable to common shareholders - per share	$0.01	$(0.11)	$(0.03)	$(0.12)

Basic weighted average common shares outstanding	52,335,642	47,897,196	52,285,919	45,152,665
Restricted Stock Awards (Note 11)	517,361	-	543,694	-
Diluted weighted average common shares outstanding	52,853,003	47,897,196	52,829,613	45,152,665

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.  Property Acquisitions

In March 2010, one of the Fidelity joint ventures in which the Company owns a 10% interest assigned its ownership interest in the University Heights property to the Operating Partnership for a price of $9.9 million, the value of the mortgage indebtedness.  This 528-bed property, serving students attending the University of Alabama at Birmingham, is now 100% wholly-owned by the Operating Partnership.

The acquired property’s results of operations have been included in the accompanying consolidated statements of operations since the acquisition closing date.  The following pro forma information for the three and six months ended June 30, 2010 and 2009 presents consolidated financial information for the Company as if the property acquisition discussed above had occurred on January 1, 2009.  The unaudited pro forma information is provided for informational purposes only and is not indicative of results that would have occurred or which may occur in the future:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Total revenues	$76,682	$71,723	$158,580	$147,874
Net income (loss) attributable to common shareholders	$914	$(5,504)	$(1,273)	$(5,420)
Net income (loss) per share – basic	$0.01	$(0.12)	$(0.03)	$(0.13)
Net income (loss) per share – diluted	$0.01	$(0.12)	$(0.03)	$(0.13)

 4.  Property Dispositions and Discontinued Operations

On April 30, 2010, the Company sold Campus Walk - Oxford for a purchase price of $9.2 million, including the assumption of the existing $8.1 million mortgage loan, resulting in net proceeds of approximately $1.0 million.  The resulting loss on disposition of approximately $55,000 is included in discontinued operations in the accompanying consolidated statements of operations for the three and six months ended June 30, 2010.  In March 2010, the Company classified Campus Walk – Oxford as held for sale and concurrent with the held for sale classification, the property was recorded at the lower of cost or fair value resulting in an impairment charge of approximately $4.0 million, which is included in discontinued operations in the accompanying consolidated statements of operations for the six months ended June 30, 2010.

On March 26, 2010, the Company sold Cambridge at Southern for a purchase price of $19.5 million, including the assumption of the existing $18.4 million mortgage loan, resulting in net proceeds of approximately $0.9 million.  The resulting loss on disposition of approximately $3.6 million is included in discontinued operations in the accompanying consolidated statements of operations for the six months ended June 30, 2010.

On December 31, 2009, the Company sold Riverside Estates for a purchase price of $18.2 million, including the assumption of the existing $16.2 million mortgage loan, resulting in net proceeds of approximately $1.3 million.

The related net loss for the afore-mentioned properties is reflected in the accompanying consolidated statements of operations as discontinued operations for all periods presented.  Below is a summary of the results of operations for Campus Walk – Oxford, Cambridge at Southern and Riverside Estates through their respective disposition dates for all periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Total revenues	$147	$1,999	$1,310	$3,996
Total operating expenses	117	1,906	1,153	3,672
Provision for asset impairment	-	-	4,036	-
Operating income (loss)	30	93	(3,879)	324
Total nonoperating expenses	(35)	(640)	(409)	(1,272)
Net loss	$(5)	$(547)	$(4,288)	$(948)

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.  Investments in Wholly-Owned Properties

Wholly-owned properties consisted of the following:

	June 30, 2010	December 31, 2009
Land (1)	$254,611	$250,044
Buildings and improvements	1,808,467	1,825,915
Furniture, fixtures and equipment	112,576	112,831
Construction in progress	5,367	-
	2,181,021	2,188,790
Less accumulated depreciation	(203,546)	(173,820)
Wholly-owned properties, net	$1,977,475	$2,014,970

(1)	The land balance above includes undeveloped land parcels with a total book value of $30.5 million and $27.6 million as of June 30, 2010 and December 31, 2009, respectively.

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

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On-campus participating properties are as follows:

			Historical Cost
Lessor/University	Lease Commencement	Required Debt Repayment (1)	June 30, 2010	December 31, 2009
Texas A&M University System / Prairie View A&M University (2)	2/1/96	9/1/23	$39,039	$38,918
Texas A&M University System / Texas A&M International	2/1/96	9/1/23	6,224	6,216
Texas A&M University System / Prairie View A&M University (3)	10/1/99	8/31/25 / 8/31/28	24,471	24,398
University of Houston System / University of Houston (4)	9/27/00	8/31/35	35,214	35,192
			104,948	104,724
Less accumulated amortization			(41,193)	(39,034)
On-campus participating properties, net			$63,755	$65,690

(1)	Represents the effective lease termination date. The Leases terminate upon the earlier to occur of the final repayment of the related debt or the end of the contractual lease term.

(2)	Consists of three phases placed in service between 1996 and 1998.

(3)	Consists of two phases placed in service in 2000 and 2003.

(4)	Consists of two phases placed in service in 2001 and 2005.

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

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the six months ended June 30, 2010 and 2009, 37,004 and 2,000 Common Units, respectively, were converted into shares of the Company’s common stock.  As of June 30, 2010 and December 31, 2009, approximately 2% of the equity interests of the Operating Partnership was held by owners of Common Units and Series A Preferred Units.

8.   Investment in Unconsolidated Joint Ventures

Investments in unconsolidated joint ventures are accounted for utilizing the equity method.  As discussed in Note 2 herein, the equity method is used when the Company has the ability to exercise significant influence over operating and financial policies of the joint venture but does not have control of the joint venture.  Under the equity method, these investments are initially recognized in the balance sheet at cost and are subsequently adjusted to reflect the Company’s proportionate share of net earnings or losses of the joint venture, distributions received, contributions, and certain other adjustments, as appropriate.   When circumstances indicate there may have been a loss in value of an equity method investment, the Company evaluates the investment for impairment by estimating the Company’s ability to recover its investment from future expected discounted cash flows.  If the Company determines the loss in value is other than temporary, the Company recognizes an impairment charge to reflect the investment at fair value. The Company believes that there were no impairments of the carrying values of its equity method investments as of June 30, 2010.

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

The Company’s $6.1 million and $8.0 million investment in these two joint ventures at June 30, 2010 and December 31, 2009, respectively, is included in other assets in the accompanying consolidated balance sheets, and the Company’s $0.7 million and $0.3 million share in the loss from these two joint ventures for the three months ended June 30, 2010 and 2009, respectively, and $1.6 million and $0.6 million for the six months ended June 30, 2010 and 2009, respectively, is included in loss from unconsolidated joint ventures in the accompanying consolidated statements of operations.  For the three months ended June 30, 2010 and 2009, the Company earned approximately $0.5 million and $0.6 million, respectively, in property management fees from these joint ventures, and for the six months ended June 30, 2010 and 2009, the Company earned approximately $1.0 million and $1.2 million, respectively, in property management fees from these joint ventures.  Due to the respective limited liability company agreements not providing for maximum capital commitments from the members, the Company’s maximum exposure to loss stemming from its investment in the Fidelity Joint Ventures could be unlimited.

Hampton Roads Joint Venture:  The Company also holds a noncontrolling equity interest in a joint venture that owns a military housing privatization project with the United States Navy to design, develop, construct, renovate, and manage unaccompanied soldier housing located on naval bases in Norfolk and Newport News, Virginia.  The project is financed through taxable revenue bonds.  The Company’s $-0- and $0.5 million investment in this joint venture at June 30, 2010 and December 31, 2009, respectively, is included in other assets in the accompanying consolidated balance sheets, and the Company’s share in the loss from this joint venture of $-0- and $0.2 million for the three months ended June 30, 2010 and 2009, respectively, and $0.5 million for both six month periods ended June 30, 2010 and 2009, respectively, is included in loss from unconsolidated joint ventures in the accompanying consolidated statements of operations.  The Company earned combined development and management fees from this joint venture of approximately $0.4 million and $0.3 million for the three months ended June 30, 2010 and 2009, respectively, and $0.7 million and $0.6 million for the six months ended June 30, 2010 and 2009, respectively.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.   Debt

A summary of the Company’s outstanding consolidated indebtedness, including unamortized debt premiums and discounts, is as follows:

	June 30, 2010	December 31, 2009
Debt secured by wholly-owned properties:
Mortgage loans payable	$767,468	$850,046
Construction loan payable	100,000	100,000
	867,468	950,046
Debt secured by on-campus participating properties:
Mortgage loans payable	32,569	32,718
Bonds payable	51,390	51,390
	83,959	84,108
Senior secured term loan	100,000	100,000
Secured revolving credit facility	30,100	-
Secured agency facility	94,000	94,000
Unamortized debt premiums	2,999	3,765
Unamortized debt discounts	(7,385)	(8,464)
Total debt	$1,171,141	$1,223,455

Pay-off of Mortgage Debt

During the six months ended June 30, 2010, the Company paid off $51.9 million of fixed-rate mortgage debt secured by three of its wholly-owned properties, Campus Club – Statesboro, University Trails and River Club Apartments.  The mortgage debt secured by Campus Club – Statesboro and University Trails was paid off on their respective scheduled maturity dates of March 1, 2010.  The mortgage debt secured by River Club Apartments was paid off on April 1, 2010, four months before the scheduled maturity date of August 1, 2010.  As of June 30, 2010, the Company has an additional $31.9 million of outstanding fixed-rate mortgage debt scheduled to mature throughout the remainder of 2010, all of which the Company expects to pay-off on or before the respective maturity dates.

Secured Revolving Credit Facility

The Operating Partnership has a $225 million revolving credit facility that may be expanded by up to an additional $75 million upon the satisfaction of certain conditions.  The maturity date of the facility is August 14, 2012 and can be extended 12 months through August 2013.  As of June 30, 2010, the facility was secured by seven of the Company’s wholly-owned properties.

Availability under the revolving credit facility is limited to an “aggregate borrowing base amount” equal to the lesser of (i) 50% to 65% of the value of certain properties, calculated as set forth in the credit facility, and (ii) the adjusted net operating income from these properties divided by a formula amount.  The facility bears interest at a variable rate, at the Company’s option, based upon a base rate or one-, two-, or three-month LIBOR, with a LIBOR floor of 2.0%, plus, in each case, a spread based upon the Company’s total leverage.  Additionally, the Company is required to pay an unused commitment fee of 0.35% per annum.  As of June 30, 2010, the balance outstanding on the facility totaled $30.1 million, bearing interest at a weighted average annual rate of 5.00%, with remaining availability under the facility totaling $122.3 million.

The terms of the facility include certain restrictions and covenants, which limit, among other items, the incurrence of additional indebtedness, liens, and the disposition of assets. The facility contains customary affirmative and negative covenants and also contains financial covenants that, among other things, require the Company to maintain certain minimum ratios of “EBITDA” (earnings before interest, taxes, depreciation and amortization) to fixed charges and total indebtedness.  The Company may not pay distributions that exceed a specified percentage of funds from operations, as adjusted, for any four consecutive quarters.  The financial covenants also include consolidated net worth and leverage ratio tests.  As of June 30, 2010, the Company was in compliance with all such covenants.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Secured Agency Facility

The Company has a $125 million secured revolving credit facility with a Freddie Mac lender.  The facility has a five-year term and is currently secured by 11 properties referred to as the “Collateral Pool.”  The facility bears interest at one- or three-month LIBOR plus a spread that varies based on the debt service ratio of the Collateral Pool.  Additionally, the Company is required to pay an unused commitment fee of 1.0% per annum.  As of June 30, 2010, the balance outstanding on the secured agency facility totaled $94.0 million, bearing interest at a weighted average annual rate of 2.50%.  The secured agency facility includes some, but not all, of the same financial covenants as the secured revolving credit facility, described above.

Senior Secured Term Loan

The Operating Partnership has a $100 million senior secured term loan that matures on May 23, 2011 and can be extended through May 2012 through the exercise of a 12-month extension option.  The secured term loan bears interest at a variable rate, at the Company’s option, based upon a base rate or one-, two-, three-, or six-month LIBOR plus, in each case, a spread based upon the Company’s total leverage.  As of June 30, 2010, the balance outstanding on the secured term loan was $100 million.  The Company guarantees the Operating Partnership’s obligations under the secured term loan.  The secured term loan includes the same restrictions and covenants as the secured revolving credit facility, described above.

On February 23, 2009, the Company entered into two $50.0 million interest rate swap agreements effective March 20, 2009 through February 20, 2012, which are both used to hedge the Company’s exposure to fluctuations in interest payments on its LIBOR-based senior secured term loan.  Under the terms of the two interest rate swap agreements, the Company pays an average fixed rate of 1.7925% and receives a one-month LIBOR floating rate.  As a result of these two interest rate swaps, the Company effectively fixed the interest rate on its senior secured term loan to 3.55% as of June 30, 2010 (1.7925% + 1.75% spread).  In the event that the swaps at any time have a negative fair value below a certain threshold level, the Company is required to post cash into a collateral account pledged to the interest rate swap providers.  As of June 30, 2010, the Company had deposited approximately $0.9 million into a collateral account related to one of the interest rate swaps.  See Note 12 herein for a more detailed discussion of the Company’s derivative instruments and hedging activities.

10.  Stockholders’ Equity

In May 2010, the Company announced the establishment of an at-the-market share offering program (the “ATM Equity Program”) through which the Company may issue and sell, from time to time, shares of common stock having an aggregate offering price of up to $150 million.  Actual sales under the program will depend on a variety of factors, including, but not limited to, market conditions, the trading price of the Company’s common stock and determinations of the appropriate sources of funding for the Company.  From inception of the ATM Equity Program through June 30, 2010, the Company sold approximately 0.3 million shares at weighted average price of $28.57 per share for net proceeds of approximately $7.5 million after payment of approximately $0.1 million of commissions to the sales agents.  The Company may continue to sell shares of common stock under this program from time to time based on market conditions, although the Company is not under an obligation to sell any shares.  As of June 30, 2010, the Company had approximately $142.3 million available for issuance under this program.

11.  Incentive Award Plan

In May 2010, the Company’s stockholders approved the American Campus Communities, Inc. 2010 Incentive Award Plan (the “2010 Plan”).  The 2010 Plan provides for the grant of various stock-based incentive awards to selected employees and directors of the Company and the Company’s affiliates.  The types of awards that may be granted under the 2010 Plan include incentive stock options, nonqualified stock options, restricted stock awards (“RSAs”), restricted stock units (“RSUs”), profits interest units (“PIUs”) and other stock-based awards.  The Company has reserved a total of 1.7 million shares of the Company’s common stock for issuance pursuant to the 2010 Plan, subject to certain adjustments for changes in the Company’s capital structure, as defined in the 2010 Plan.  As of June 30, 2010, 1,715,563 shares were available for issuance under the 2010 Plan.

Restricted Stock Units

Upon initial appointment to the Board of Directors and reelection to the Board of Directors at each Annual Meeting of Stockholders, each outside member of the Board of Directors is granted RSUs.  On the Settlement Date, the Company will deliver to the recipients a number of shares of common stock or cash, as determined by the Compensation Committee of the Board of Directors, equal to the number of RSUs held by the recipients.  In addition, recipients of RSUs are entitled to dividend equivalents equal to the cash distributions paid by the Company on one share of common stock for each RSU issued, payable currently or on the Settlement Date, as determined by the Compensation Committee of the Board of Directors.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Upon reelection to the Board of Directors in May 2010, the Chairman of the Board of Directors was granted RSUs valued at $51,500 and the remaining outside members were each granted RSUs valued at $41,500.  The number of RSUs was determined based on the fair market value of the Company’s stock on the date of grant, as defined in the Plan.  All awards vested and settled immediately on the date of grant, and the Company delivered shares of common stock and cash, as determined by the Compensation Committee of the Board of Directors.  A compensation charge of approximately $0.3 million was recorded during the three months ended June 30, 2010 related to these awards.  A summary of the Company’s RSUs under the Plan as of June 30, 2010 and changes during the six months ended June 30, 2010, is presented below:
Number of RSUs
Outstanding at December 31, 2009	5,376
Granted	9,674
Settled in common shares	(5,894)
Settled in cash	(9,156)
Outstanding at June 30, 2010	-

Restricted Stock Awards

The Company awards RSAs to its executive officers and certain employees that vest in equal annual installments over a five year period.  Unvested awards are forfeited upon the termination of an individual’s employment with the Company under specified circumstances.  Recipients of RSAs receive dividends, as declared by the Company’s Board of Directors, on unvested shares, provided that the recipient continues to be employed by the Company.  A summary of the Company’s RSAs under the Plan as of June 30, 2010 and changes during the six months ended June 30, 2010, is presented below:

Number of RSAs
Nonvested balance at December 31, 2009	461,935
Granted	206,711
Vested	(84,631)
Forfeited	(68,232)
Nonvested balance at June 30, 2010	515,783

The Company recognizes the value of these awards as an expense over the vesting periods, which amounted to approximately $0.9 million and $0.7 million for the three months ended June 30, 2010 and 2009, respectively, and $1.8 million and $1.3 million for the six months ended June 30, 2010 and 2009, respectively.

12.   Derivatives Instruments and Hedging Activities

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income (Loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  During the six months ended June 30, 2010, such derivatives were used to hedge the variable cash flows associated with the Company’s $100 million senior secured term loan and the Cullen Oaks Phase I and Phase II loans.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the Company’s outstanding interest rate swap contracts as of June 30, 2010:

Date Entered	Effective Date	Maturity Date	Pay Fixed Rate	Receive Floating Rate Index	Notional Amount	Fair Value
Feb. 12, 2007	Feb. 15, 2007	Feb. 15, 2014	6.689%	LIBOR – 1 mo. plus 1.35%	$33,156	$(4,273)
Feb. 23, 2009	March 20, 2009	Feb. 20, 2012	1.785%	LIBOR – 1 month	50,000	(889)
Feb. 23, 2009	March 20, 2009	Feb. 20, 2012	1.800%	LIBOR – 1 month	50,000	(897)

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of June 30, 2010 and December 31, 2009:

	Derivative Liabilities
	As of June 30, 2010		As of December 31, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Interest rate swap contracts	Other liabilities	$6,059	Other Liabilities	$4,356
Total derivatives designated as hedging instruments		$6,059		$4,356

The table below presents the effect of the Company’s derivative financial instruments on other comprehensive income (“OCI”) for the six months ended June 30, 2010 and 2009:

Cash Flow Hedging Relationships	Amount of (Loss) Income Recognized in OCI on Derivative (Effective Portion)
	Six Months Ended June 30,
	2010	2009

Interest rate swap contracts	$(1,703)	$1,380

Total	$(1,703)	$1,380

The Company reported a comprehensive loss of $3.4 million for the six months ended June 30, 2009, which includes a net loss of $4.8 million offset by an unrealized gain of $1.4 million (reflected in the table above).

13.   Fair Value Disclosures

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring and nonrecurring basis as of June 30, 2010, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.  In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities the Company has the ability to access.  Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.  Level 2 inputs include quoted prices for similar assets and liabilities in active markets and inputs other than quoted prices observable for the asset or liability, such as interest rates and yield curves observable at commonly quoted intervals.  Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

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

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value Measurements on a Recurring or Nonrecurring Basis as of June 30, 2010

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at June 30, 2010
Liabilities:
Derivative financial instruments	$-	$6,059	$-	$6,059

The Company uses derivative financial instruments, specifically interest rate swaps, for nontrading purposes.  The Company uses interest rate swaps to manage interest rate risk arising from previously unhedged interest payments associated with variable rate debt.  Through June 30, 2010, derivative financial instruments were designated and qualified as cash flow hedges.  Derivative contracts with positive net fair values inclusive of net accrued interest receipts or payments, are recorded in other assets.  Derivative contracts with negative net fair values, inclusive of net accrued interest payments or receipts, are recorded in other liabilities.  The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative.  This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves.  The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.

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

Although the Company has determined the majority of the inputs used to value its derivative fall within Level 2 of the fair value hierarchy, the credit valuation adjustment associated with its derivative utilizes Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparty.  However, as of June 30, 2010, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivative financial instruments.  As a result, the Company has determined its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

The table below contains the estimated fair value and related carrying amounts for the Company’s mortgage loans and bonds payable as of June 30, 2010 and December 31, 2009:

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	June 30, 2010		December 31, 2009
	Fair Value	Carrying Amount	Fair Value	Carrying Amount
Mortgage loans	$856,777	$795,651	$912,332	$878,065
Bonds payable	52,201	51,390	49,865	51,390

14.  Commitments and Contingencies

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

In the normal course of business, the Company enters into various development-related purchase commitments with parties that provide development-related goods and services.  In the event that the Company was to terminate development services prior to the completion of projects under construction, the Company could potentially be committed to satisfy outstanding purchase orders with such parties.  At June 30, 2010, management did not anticipate any material deviations from schedule or budget related to third-party development projects currently in progress.

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

The Company has estimated the fair value of guarantees entered into to be immaterial.  The Company’s estimated maximum exposure amount under the above guarantees is approximately $305.3 million.

Contingencies

Gain on Insurance Settlement:  In April 2010, the Company’s Campus Trails property located in Starkville, Mississippi had 72 beds destroyed by a fire, which are currently in the process of being rebuilt.  This fire caused substantial business interruption and property damage, both of which are covered under the Company’s existing insurance policies.  Management anticipates that the ultimate proceeds received from insurance will exceed the book value of the property destroyed, and accordingly a gain on insurance settlement will be recorded in a future period.  Management anticipates that the gain will be recorded during the third or fourth quarter 2010, once all contingencies have been resolved and the amount of the gain is determinable.

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

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Wholly-Owned Properties
Rental revenues	$68,791	$64,358	$140,235	$129,933
Interest and other income	9	10	20	21
Total revenues from external customers	68,800	64,368	140,255	129,954
Operating expenses before depreciation, amortization, ground/facility lease and allocation of corporate overhead	32,575	32,034	64,266	62,792
Ground/facility leases	267	252	532	512
Interest expense	11,475	13,297	23,656	26,977
Other nonoperating income	-	402	-	402
Operating income before depreciation, amortization, and allocation of corporate overhead	$24,483	$19,187	$51,801	$40,075
Depreciation and amortization	$16,371	$18,140	$32,437	$36,052
Capital expenditures	$10,322	$32,543	$15,023	$68,356
Total segment assets at June 30,	$2,031,569	$2,100,190	$2,031,569	$2,100,190

On-Campus Participating Properties
Rental revenues	$4,142	$3,922	$11,453	$10,796
Interest and other income	5	9	8	33
Total revenues from external customers	4,147	3,931	11,461	10,829
Operating expenses before depreciation, amortization, ground/facility lease and allocation of corporate overhead	2,458	2,644	4,690	4,541
Ground/facility lease	486	200	792	492
Interest expense	1,513	1,556	3,016	3,115
Operating (loss) income before depreciation, amortization and allocation of corporate overhead	$(310)	$(469)	$2,963	$2,681
Depreciation and amortization	$1,080	$1,092	$2,159	$2,182
Capital expenditures	$181	$143	$224	$181
Total segment assets at June 30,	$77,320	$79,981	$77,320	$79,981

Development Services
Development and construction management fees from external customers	$1,628	$886	$2,202	$1,938
Operating expenses before allocation of corporate overhead	2,005	2,108	4,332	4,375
Operating loss before depreciation, amortization and allocation of corporate overhead	$(377)	$(1,222)	$(2,130)	$(2,437)
Total segment assets at June 30,	$4,012	$6,281	$4,012	$6,281

Property Management Services
Property management fees from external customers	$2,121	$2,105	$4,335	$4,347
Intersegment revenues	2,711	2,551	5,586	5,247
Total revenues	4,832	4,656	9,921	9,594
Operating expenses before allocation of corporate overhead	1,787	1,936	3,814	3,767
Operating income before depreciation, amortization and allocation of corporate overhead	$3,045	$2,720	$6,107	$5,827
Total segment assets at June 30,	$3,931	$5,565	$3,931	$5,565

Reconciliations
Total segment revenues	$79,407	$73,841	$163,839	$152,315
Unallocated interest income earned on corporate cash	2	21	5	25
Elimination of intersegment revenues	(2,711)	(2,551)	(5,586)	(5,247)
Total consolidated revenues, including interest income	$76,698	$71,311	$158,258	$147,093
Segment operating income before depreciation, amortization and allocation of corporate overhead	$26,841	$20,216	$58,741	$46,146
Depreciation and amortization	(18,810)	(20,360)	(37,340)	(40,482)
Net unallocated expenses relating to corporate overhead	(6,177)	(3,988)	(12,116)	(8,197)
Loss from unconsolidated joint ventures	(711)	(483)	(2,125)	(1,037)
Income tax provision	(142)	(135)	(285)	(270)
Income (loss) from continuing operation	$1,001	$(4,750)	$6,875	$(3,840)

Total segment assets	$2,116,832	$2,192,017	$2,116,832	$2,192,017
Unallocated corporate assets	34,068	57,138	34,068	57,138
Total assets at June 30,	$2,150,900	$2,249,155	$2,150,900	$2,249,155

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.  Subsequent Events

Property Acquisition: On July 8, 2010, the Company acquired a 201-unit, 487-bed wholly-owned property (Sanctuary Lofts) located near the campus of Texas State University in San Marcos, Texas, for a purchase price of $21.4 million, which excludes approximately $1.8 million of anticipated transaction costs, initial integration expenses and capital expenditures necessary to bring this property up to the Company’s operating standards.  The Company did not assume any debt as part of this transaction.

Pay-off of Mortgage Debt:  The Company paid off $19.1 million in fixed-rate mortgage debt secured by one of its wholly-owned properties (The Village at Alafaya Club), on the scheduled maturity date of August 2, 2010.

ATM Equity Program:  Subsequent to June 30, 2010, the Company sold approximately 0.2 million shares under the ATM Equity Program for net proceeds of approximately $4.4 million after payment of approximately $67,000 of commissions to the sales agents.

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

As of June 30, 2010, our property portfolio contained 86 student housing properties with approximately 53,300 beds and approximately 17,300 apartment units.  Our property portfolio consisted of 79 owned off-campus properties that are in close proximity to colleges and universities, three American Campus Equity (“ACE®”) properties operated under ground/facility leases with two university systems and four on-campus participating properties operated under ground/facility leases with the related university systems.  As of June 30, 2010, we also owned a noncontrolling interest in two joint ventures that owned an aggregate of 18 student housing properties with approximately 9,800 beds in approximately 2,900 units.  Our communities contain modern housing units and are supported by a resident assistant system and other student-oriented programming, with many offering resort-style amenities.

Through our taxable REIT subsidiaries (“TRS”), we provide construction management and development services, primarily for student housing properties owned by colleges and universities, charitable foundations, and others.  As of June 30, 2010, we provided third-party management and leasing services for 33 properties (five of which we served as the third-party developer and construction manager) that represented approximately 24,700 beds in approximately 9,400 units.  Third-party management and leasing services are typically provided pursuant to multi-year management contracts that have initial terms that range from one to five years.  As of June 30, 2010, our total owned, joint venture and third-party managed portfolio was comprised of 137 properties with approximately 87,800 beds in approximately 29,600 units.

Third-Party Development Services

Our third-party development and construction management services as of June 30, 2010 consisted of four projects under contract and currently in progress with fees ranging from $2.2 million to $7.6 million.  As of June 30, 2010, fees of approximately $2.8 million remained to be earned by us with respect to these projects, which have scheduled completion dates of July 2010 through August 2011.

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

Acquisitions

In June 2010, we entered into an agreement to purchase the full ownership interests in 14 student housing properties containing 8,534 beds owned in two joint ventures in which we currently have a 10 percent interest. The Company will acquire the controlling members’ 90 percent interest in the 14 properties based on a total estimated value of approximately $348.9 million, which includes $252.2 million in mortgage loan debt at a weighted average interest rate of 5.85 percent.  Two of the joint venture properties are not included in the acquisition and will remain in the existing joint venture. Management anticipates that this transaction will close in the third quarter of 2010, subject to various closing conditions, including lender approvals.

On July 8, 2010, we acquired a 201-unit, 487-bed wholly-owned property (Sanctuary Lofts) located near the campus of Texas State University in San Marcos, Texas, for a purchase price of $21.4 million, which excludes approximately $1.8 million of anticipated transaction costs, initial integration expenses and capital expenditures necessary to bring this property up to our operating standards.  We did not assume any debt as part of this transaction.

Owned Development Activities

Overview:  As of June 30, 2010, we were in the process of constructing one owned off-campus property and one ACE property that will be operated under a ground/facility lease with a related university system.  We estimate that the total development costs relating to these activities will be approximately $74.6 million.  As of June 30, 2010, we have incurred development costs of approximately $10.3 million in connection with these properties, including land costs of approximately $4.6 million.  Remaining development costs are estimated to be approximately $64.3 million.  The activities are described below:

Villas at Babcock: As of June 30, 2010, our Villas at Babcock owned off-campus property was under construction with total development costs estimated to be approximately $35.4 million.  The project is scheduled to complete construction and open for occupancy in August 2011 and will serve students attending the University of Texas – San Antonio.  As of June 30, 2010, the project was approximately 5% complete, and we estimate that remaining development costs will be approximately $27.9 million.  As of June 30, 2010, we have funded 100% of the project’s development costs and plan to fund the remaining development costs internally.

University of New Mexico Phase I: As of June 30, 2010, our University of New Mexico Phase I ACE property was under construction with total development costs estimated to be approximately $39.2 million.  The project is scheduled to complete construction and open for occupancy in August 2011 and will serve students attending the University of New Mexico.  As of June 30, 2010, the project was approximately 1% complete, and we estimate that remaining development costs will be approximately $36.4 million.  As of June 30, 2010, we have funded 100% of the project’s development costs and plan to fund the remaining development costs internally.

ATM Equity Program

In May 2010, we announced the establishment of an at-the-market share offering program (the “ATM Equity Program”) through which we may issue and sell, from time to time, shares of common stock having an aggregate offering price of up to $150 million.  Actual sales under the program will depend on a variety of factors, including, but not limited to, market conditions, the trading price of the Company’s common stock and determinations of the appropriate sources of funding for the Company. From inception of the ATM Equity Program through June 30, 2010, we issued approximately 0.3 million shares at weighted average price of $28.57 per share for net proceeds of approximately $7.5 million, after payment of approximately $0.1 million of commissions to the sales agents.  We may continue to sell shares of common stock under this program from time to time based on market conditions, although we are not under an obligation to sell any shares. As of June 30, 2010, we had approximately $142.3 million available for issuance under this program. Subsequent to June 30, 2010, we sold approximately 0.2 million shares under the ATM Equity Program for net proceeds of approximately $4.4 million, after payment of approximately $67,000 of commissions to the sales agents.

Property Operations

As of June 30, 2010 our property portfolio consisted of the following:
PROPERTY	YR ACQUIRED / DEVELOPED (1)	LOCATION	PRIMARY UNIVERSITY SERVED	UNITS	BEDS
Wholly-Owned properties:
1. Villas on Apache	1999	Tempe, AZ	Arizona State University Main Campus	111	288
2. River Club Apartments	1999	Athens, GA	The University of Georgia – Athens	266	792
3. River Walk Townhomes	1999	Athens, GA	The University of Georgia – Athens	100	336
4. The Village at Blacksburg	2000	Blacksburg, VA	Virginia Polytechnic Inst. & State University	288	1,056
5. The Callaway House	2001	College Station, TX	Texas A&M University	173	538
6. The Village at Alafaya Club	2000	Orlando, FL	The University of Central Florida	228	839
7. The Village at Science Drive	2001	Orlando, FL	The University of Central Florida	192	732
8. University Village at Boulder Creek	2002	Boulder, CO	The University of Colorado at Boulder	82	309
9. University Village at Fresno	2004	Fresno, CA	California State University – Fresno	105	406
10. University Village at TU (2)	2004	Philadelphia, PA	Temple University	220	749
11. University Club Tallahassee	2005	Tallahassee, FL	Florida State University	152	608
12. The Grove at University Club	2005	Tallahassee, FL	Florida State University	64	128
13. College Club Tallahassee	2005	Tallahassee, FL	Florida A&M University	96	384
14. The Greens at College Club	2005	Tallahassee, FL	Florida A&M University	40	160
15. University Club Gainesville	2005	Gainesville, FL	University of Florida	94	376
16. City Parc at Fry Street	2005	Denton, TX	University of North Texas	136	418
17. The Estates	2005	Gainesville, FL	University of Florida	396	1,044
18. University Village at Sweet Home	2005	Amherst, NY	State University of New York – Buffalo	269	828
19. Entrada Real	2006	Tucson, AZ	University of Arizona	98	363
20. Royal Oaks	2006	Tallahassee, FL	Florida State University	82	224
21. Royal Pavilion	2006	Tallahassee, FL	Florida State University	60	204
22. Royal Village Tallahassee	2006	Tallahassee, FL	Florida State University	75	288
23. Royal Village Gainesville	2006	Gainesville, FL	University of Florida	118	448
24. Northgate Lakes	2006	Orlando, FL	The University of Central Florida	194	710
25. Royal Lexington	2006	Lexington, KY	University of Kentucky	94	364
26. The Woods at Greenland	2006	Murfreesboro, TN	Middle Tennessee State University	78	276
27. Raider’s Crossing	2006	Murfreesboro, TN	Middle Tennessee State University	96	276
28. Raider’s Pass	2006	Lubbock, TX	Texas Tech University	264	828
29. Aggie Station	2006	College Station, TX	Texas A&M University	156	450
30. The Outpost San Marcos	2006	San Marcos, TX	Texas State University – San Marcos	162	486
31. The Outpost San Antonio	2006	San Antonio, TX	University of Texas – San Antonio	276	828
32. Callaway Villas	2006	College Station, TX	Texas A&M University	236	704
33. Village on Sixth	2007	Huntington, WV	Marshall University	248	752
34. Newtown Crossing	2007	Lexington, KY	University of Kentucky	356	942
35. Olde Towne University Square	2007	Toledo, OH	University of Toledo	224	550
36. Peninsular Place	2007	Ypsilanti, MI	Eastern Michigan University	183	478
37. University Centre	2007	Newark, NJ	Rutgers University, NJIT, Essex CCC	234	838
38. Sunnyside Commons	2008	Morgantown, WV	West Virginia University	68	161
39. Pirate’s Place	2008	Greenville, NC	East Carolina University	144	528
40. University Highlands	2008	Reno, NV	University of Nevada at Reno	216	732
41. Jacob Heights I	2008	Mankato, MN	Minnesota State University	42	162

PROPERTY	YR ACQUIRED / DEVELOPED (1)	LOCATION	PRIMARY UNIVERSITY SERVED	UNITS	BEDS
42. Jacob Heights III	2008	Mankato, MN	Minnesota State University	24	96
43. The Summit	2008	Mankato, MN	Minnesota State University	192	672
44. GrandMarc – Seven Corners	2008	Minneapolis, MN	University of Minnesota	186	440
45. University Village – Sacramento	2008	Sacramento, CA	California State University – Sacramento	250	394
46. Aztec Corner	2008	San Diego, CA	San Diego State University	180	606
47. University Crossings	2008	Philadelphia, PA	University of Pennsylvania / Drexel	260	1,016
48. Campus Corner	2008	Bloomington, IN	Indiana University	254	796
49. Tower at 3rd	2008	Champaign, IL	University of Illinois	147	295
50. University Mills	2008	Cedar Falls, IA	University of Northern Iowa	121	481
51. Pirates Cove	2008	Greenville, NC	East Carolina University	264	1,056
52. University Manor	2008	Greenville, NC	East Carolina University	168	600
53. Brookstone Village	2008	Wilmington, NC	UNC – Wilmington	124	238
54. Campus Walk – Wilmington	2008	Wilmington, NC	UNC – Wilmington	289	290
55. Campus Club – Statesboro	2008	Statesboro, GA	Georgia Southern University	276	984
56. University Pines	2008	Statesboro, GA	Georgia Southern University	144	552
57. Lakeside	2008	Athens, GA	University of Georgia	244	776
58. The Club	2008	Athens, GA	University of Georgia	120	480
59. The Edge	2008	Orlando, FL	Central Florida	306	930
60. University Place	2008	Charlottesville, VA	University of Virginia	144	528
61. Southview	2008	Harrisonburg, VA	James Madison University	240	960
62. Stonegate	2008	Harrisonburg, VA	James Madison University	168	672
63. The Commons	2008	Harrisonburg, VA	James Madison University	132	528
64. University Gables	2008	Murfreesboro, TN	Middle Tennessee State University	168	648
65. Campus Ridge	2008	Johnson City, TN	East Tennessee State University	132	528
66. The Enclave I	2008	Bowling Green, OH	Bowling Green State University	120	480
67. Hawks Landing	2008	Oxford, OH	Miami University of Ohio	122	484
68. Willow Tree Apartments	2008	Ann Arbor, MI	University of Michigan	310	568
69. Willow Tree Towers	2008	Ann Arbor, MI	University of Michigan	163	283
70. Abbott Place	2008	East Lansing, MI	Michigan State University	222	654
71. University Centre – Kalamazoo	2008	Kalamazoo, MI	Western Michigan University	232	700
72. University Meadows	2008	Mt. Pleasant, MI	Central Michigan University	184	616
73. Campus Way	2008	Tuscaloosa, AL	University of Alabama	194	680
74. Campus Trails	2008	Starkville, MS	Mississippi State University	156	480
75. University Pointe	2008	Lubbock, TX	Texas Tech University	204	682
76. University Trails	2008	Lubbock, TX	Texas Tech University	240	684
77. Vista del Sol - ACE (3)	2008	Tempe, AZ	Arizona State University	613	1,866
78. Villas at Chestnut Ridge	2008	Amherst, NY	State University of New York – Buffalo	196	552
79. Barrett Honors College - ACE (3)	2009	Tempe, AZ	Arizona State University	604	1,721
80. University Heights	2010	Birmingham, AL	University of Alabama at Birmingham	176	528
81. Villas at Babcock (4)	2011	San Antonio, TX	University of Texas-San Antonio	204	792
82. University of New Mexico –ACE (5)	2011	Albuquerque, NM	University of New Mexico	216	864
Total wholly-owned properties				15,405	48,783

PROPERTY	YEAR ACQUIRED / DEVELOPED (1)	LOCATION	PRIMARY UNIVERSITY SERVED	UNITS	BEDS
On-campus participating properties:
83. University Village – PVAMU	1996 / 97 / 98	Prairie View, TX	Prairie View A&M University	612	1,920
84. University College – PVAMU	2000 / 2003	Prairie View, TX	Prairie View A&M University	756	1,470
85. University Village – TAMIU	1997	Laredo, TX	Texas A&M International University	84	250
86. Cullen Oaks – Phase I and II	2001 / 2006	Houston, TX	The University of Houston	411	879
Total on-campus participating properties				1,863	4,519

Total – all properties				17,268	53,302

(1)	As of June 30, 2010, the average age of our wholly-owned properties was approximately 10.4 years.

(2)	Subject to a 75-year ground lease with Temple University.

(3)	Subject to a 65-year ground/facility lease with Arizona State University.

(4)	Currently under development with a scheduled completion date of August 2011.

(5)	Currently under development with a scheduled completion date of August 2011. Subject to a 40-year ground/facility lease with the University of New Mexico.

Results of Operations

Comparison of the Three Months Ended June 30, 2010 and June 30, 2009

The following table presents our results of operations for the three months ended June 30, 2010 and 2009, including the amount and percentage change in these results between the two periods:

	Three Months Ended June 30,
	2010	2009	Change ($)	Change (%)
Revenues:
Wholly-owned properties	$68,549	$64,153	$4,396	6.9%
On-campus participating properties	4,142	3,922	220	5.6%
Third party development services	1,628	886	742	83.7%
Third party management services	2,121	2,105	16	0.8%
Resident services	242	205	37	18.0%
Total revenues	76,682	71,271	5,411	7.6%

Operating expenses:
Wholly-owned properties	32,288	31,794	494	1.6%
On-campus participating properties	2,620	2,783	(163)	(5.9%)
Third party development and management services	2,796	2,810	(14)	(0.5%)
General and administrative	2,616	2,829	(213)	(7.5%)
Depreciation and amortization	17,795	19,591	(1,796)	(9.2%)
Ground/facility leases	753	452	301	66.6%
Total operating expenses	58,868	60,259	(1,391)	(2.3%)

Operating income	17,814	11,012	6,802	61.8%

Nonoperating income and (expenses):
Interest income	16	40	(24)	(60.0%)
Interest expense	(14,961)	(14,817)	(144)	1.0%
Amortization of deferred financing costs	(1,015)	(769)	(246)	32.0%
Loss from unconsolidated joint ventures	(711)	(483)	(228)	47.2%
Other nonoperating income	-	402	(402)	(100.0%)
Total nonoperating expenses	(16,671)	(15,627)	(1,044)	6.7%

Income (loss) before income taxes and discontinued operations	1,143	(4,615)	5,758	(124.8%)
Income tax provision	(142)	(135)	(7)	5.2%
Income (loss) from continuing operations	1,001	(4,750)	5,751	(121.1%)

Discontinued operations:
Loss attributable to discontinued operations	(5)	(547)	542	(99.1%)
Loss from disposition of real estate	(59)	-	(59)	100.0%
Total discontinued operations	(64)	(547)	483	(88.3%)

Net income (loss)	937	(5,297)	6,234	(117.7%)
Net income attributable to noncontrolling interests	(169)	(13)	(156)	1,200.0%
Net income (loss) attributable to common shareholders	$768	$(5,310)	$6,078	(114.5%)

Wholly-Owned Properties Operations

Revenues from our wholly-owned properties for the three months ended June 30, 2010 compared to the three months ended June 30, 2009 increased by $4.4 million primarily due to the completion of construction of Barrett Honors College in August 2009 and the improved lease-up for the GMH portfolio for the 2009/2010 academic year.  Operating expenses increased approximately $0.5 million for the three months ended June 30, 2010 as compared to the prior year, primarily due to the same factors which affected the increase in revenues.

New Property Operations.  In August 2009, we completed construction of and opened Barrett Honors College at Arizona State University.  In March 2010, one of the Fidelity joint ventures in which the Company owns a 10% interest assigned its ownership interest in the University Heights property to the Operating Partnership.  This property, serving students attending the University of Alabama at Birmingham, is now 100% wholly-owned by the Operating Partnership.  In addition, the Campus Trails property experienced significant property damage in April 2010 as a result of a fire in which 72 beds were destroyed and are currently in the process of being rebuilt.  We are therefore classifying this property as a new property due to the business interruption incurred at the property, and the property will be classified as such until future comparable periods contain the same number of beds in operation.  These three new properties contributed an additional $2.5 million of revenues and an additional $1.3 million of operating expenses during the three months ended June 30, 2010 as compared to the three months ended June 30, 2009.

Same Store Property Operations (Excluding New Property Activity).  We had 77 properties containing 44,402 beds which were operating during both of the three month periods ended June 30, 2010 and 2009.  These properties produced revenues of $65.8 million and $63.9 million during the three months ended June 30, 2010 and 2009, respectively, an increase of $1.9 million.  This increase was primarily due to an increase in average occupancy from 90.9% during the three months ended June 30, 2009 to 94.5% during the three months ended June 30, 2010.   Future revenues will be dependent on our ability to maintain our current leases in effect for the 2009/2010 academic year and our ability to obtain appropriate rental rates and desired occupancy for the 2010/2011 academic year at our various properties during our leasing period, which typically begins in January and ends in August.

At these existing same store properties, operating expenses decreased by $0.7 million, from $31.5 million for the three months ended June 30, 2009 to $30.8 million for the three months ended June 30, 2010.  This decrease was a result of more marketing costs being incurred during the prior year in order to stimulate leasing velocity for the 2009/2010 academic year.  We anticipate that operating expenses for our same store property portfolio in 2010 will increase slightly as compared with 2009 as a result of expected increases in utility costs, employee benefit costs, property taxes and general inflation.

On-Campus Participating Properties (“OCPP”) Operations

We had four participating properties containing 4,519 beds which were operating during both of the three month periods ended June 30, 2010 and 2009.  Revenues from our participating properties increased to $4.1 million during the three months ended June 30, 2010 from $3.9 million for the three months ended June 30, 2009, an increase of $0.2 million.  This increase was primarily a result of an increase in average rental rates during the three months ended June 30, 2010 as compared to the prior year, as well as an increase in average occupancy from 39.9% for the three months ended June 30, 2009 to 42.6% for the three months ended June 30, 2010.  Occupancy at our on-campus participating properties is low during the summer months due to the expiration of the 9-month leases concurrent with the end of the spring semester.  We anticipate that revenues from our on-campus participating properties for the full year 2010 will increase slightly from anticipated increases in both average rental rates and occupancy.

At these properties, operating expenses decreased from $2.8 million for the three months ended June 30, 2009 to $2.6 million for the three months ended June 30, 2010, a decrease of $0.2 million.  This decrease was primarily due to a decrease in bad debt expense.  We anticipate that operating expenses in 2010 will increase slightly as compared with 2009 as a result of expected increases in utility costs, employee benefit costs and general inflation.

Third Party Development Services Revenue

Third party development services revenue increased by $0.7 million, from $0.9 million during the three months ended June 30, 2009 to $1.6 million for the three months ended June 30, 2010.  This increase was primarily due to the closing of financing and commencement of construction on our Edinboro Phase II project in June 2010, which provided an additional $1.1 million of revenue as compared to the prior year.  We had four projects in progress during the three months ended June 30, 2010 at an average contractual fee of $4.0 million, as compared to four projects in progress during the three months ended June 30, 2009 at an average contractual fee of $3.6 million.  Closing of third-party development services projects during 2010 will be dependent upon the Company’s university clients obtaining project financing, which has been adversely affected by current capital market conditions.

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

Third Party Management Services Revenue

Third party management services revenue remained constant at $2.1 million during the three months ended June 30, 2010 and 2009.  Management fees for the second quarter of 2010 included $0.5 million from the 14 joint venture properties being acquired.  After the closing of the acquisition of these joint venture properties, this management fee revenue will discontinue as these assets will be wholly owned by the Company.

General and Administrative

General and administrative expenses decreased by $0.2 million, from $2.8 million during the three months ended June 30, 2009 to $2.6 million for the three months ended June 30, 2010.  This decrease was primarily a result of efforts to manage overall corporate general and administrative expenses during the period.  We anticipate general and administrative expenses for the full year 2010 to increase as a result of an increase in employee benefit costs and general inflation.

Depreciation and Amortization

Depreciation and amortization decreased by $1.8 million, from $19.6 million during the three months ended June 30, 2009 to $17.8 million for the three months ended June 30, 2010.  This decrease was due to a decrease in depreciation and amortization expense of approximately $3.8 million related to the value assigned to in-place leases at the properties acquired from GMH, which were fully amortized by the end of 2009.  This decrease was offset by the completion of construction and opening of Barrett Honors College in August 2009, the acquisition of University Heights in March 2010, and renovation projects completed at several properties acquired from GMH.  These items contributed an additional $1.8 million to depreciation and amortization expense for the three months ended June 30, 2010.  We expect depreciation and amortization expense to decrease in 2010 as a result of the value assigned to in-place leases at the time of the GMH acquisition being fully amortized in 2009, which should be slightly offset by increased depreciation on Barrett Honors College and University Heights, as well as renovations during 2009 at several GMH properties.

Ground/Facility Leases

Ground/facility leases expense increased by $0.3 million, from $0.5 million during the three months ended June 30, 2009 to $0.8 million for the three months ended June 30, 2010.  This increase was primarily due to improved operating results at our on-campus participating properties, which increased our share of the cash flow available for distribution.  We anticipate ground/facility leases expense to increase slightly in 2010 as a result of improved operations at our on-campus participating properties.

Interest Expense

Interest expense increased by $0.2 million, from $14.8 million during the three months ended June 30, 2009 to $15.0 million for the three months ended June 30, 2010.  This increase was due to additional interest of approximately $0.6 million incurred during the three months ended June 30, 2010 related to the Freddie Mac revolving credit facility entered into in September 2009.  In addition, interest expense increased as a result of a decrease in capitalized interest of $1.0 million during the three months ended June 30, 2010 as compared to the three months ended June 30, 2009 due to our Barrett Honors College project being under construction during the prior year.  These increases were offset by a decrease to interest expense of $1.5 million related to mortgage loans paid off during 2009 and the first half of 2010.

Amortization of Deferred Financing Costs

Amortization of deferred financing costs increased approximately $0.2 million, from $0.8 million during the three months ended June 30, 2009 to $1.0 million for the three months ended June 30, 2010, primarily due to an additional $0.4 million of finance cost amortization incurred during the three months ended June 30, 2010 related to the refinancing of our revolving credit facility in August 2009 and the Freddie Mac revolving credit facility entered into in September 2009.  This increase was offset by a decrease in finance cost amortization of $0.2 million as a result of mortgage loans paid off during 2009 and the first half of 2010.  We anticipate that amortization of deferred financing costs will increase in 2010 as compared to 2009 due to the factors discussed above.

Loss from Unconsolidated Joint Ventures

Loss from unconsolidated joint ventures represents our share of the net loss from the Hampton Roads military housing joint venture in which we have a minimal economic interest, as well as our 10% share of the loss from our two joint ventures with Fidelity that own a total of 18 properties as of June 30, 2010.  Loss from unconsolidated joint ventures increased approximately $0.2 million from $0.5 million during the three months ended June 30, 2009 to $0.7 million for the three months ended June 30, 2010.  This increase was primarily due to our 10% share of impairment charges of $0.6 million recorded during the three months ended June 30, 2010 for two properties owned through one of our Fidelity joint ventures. These impairment charges were offset by a decrease in depreciation and amortization expense at one of the Fidelity joint ventures as a result of the value assigned to in-place leases upon formation of the joint venture in 2008 being fully amortized by the end of 2009.

Other Nonoperating Income

Other nonoperating income of $0.4 million for the three months ended June 30, 2009 represents tax incentive amounts received in cash during the period related to a property we acquired in February 2007 located in Ypsilanti, Michigan.  Upon acquisition of this property, any future potential benefit of such tax incentive was assumed from the seller.

Discontinued Operations

Discontinued operations includes the following properties:  (i) Riverside Estates, a wholly-owned property sold in December 2009 for a sale price of $18.2 million, (ii) Cambridge at Southern, a wholly-owned property sold in March 2010 for a sale price of $19.5 million, and (ii) Campus Walk – Oxford, a wholly-owned property sold in April 2010 for a sale price of $9.2 million.  Refer to Note 4 in the accompanying Notes to Consolidated Financial Statements contained in Item 1 herein for a table summarizing the results of operations of the properties classified within discontinued operations.

Comparison of the Six Months Ended June 30, 2010 and June 30, 2009

The following table presents our results of operations for the six months ended June 30, 2010 and 2009, including the amount and percentage change in these results between the two periods:

	Six Months Ended June 30,
	2010	2009	Change ($)	Change (%)
Revenues:
Wholly-owned properties	$139,741	$129,488	$10,253	7.9%
On-campus participating properties	11,453	10,796	657	6.1%
Third party development services	2,202	1,938	264	13.6%
Third party management services	4,335	4,347	(12)	(0.3%)
Resident services	494	445	49	11.0%
Total revenues	158,225	147,014	11,211	7.6%

Operating expenses:
Wholly-owned properties	63,764	62,284	1,480	2.4%
On-campus participating properties	5,019	4,813	206	4.3%
Third party development and management services	5,895	5,787	108	1.9%
General and administrative	5,369	5,577	(208)	(3.7%)
Depreciation and amortization	35,283	38,923	(3,640)	(9.4%)
Ground/facility leases	1,324	1,004	320	31.9%
Total operating expenses	116,654	118,388	(1,734)	(1.5%)

Operating income	41,571	28,626	12,945	45.2%

Nonoperating income and (expenses):
Interest income	33	79	(46)	(58.2%)
Interest expense	(30,262)	(30,081)	(181)	0.6%
Amortization of deferred financing costs	(2,057)	(1,559)	(498)	31.9%
Loss from unconsolidated joint ventures	(2,125)	(1,037)	(1,088)	104.9%
Other nonoperating income	-	402	(402)	(100.0%)
Total nonoperating expenses	(34,411)	(32,196)	(2,215)	6.9%

Income (loss) before income taxes and discontinued operations	7,160	(3,570)	10,730	(300.6%)
Income tax provision	(285)	(270)	(15)	5.6%
Income (loss) from continuing operations	6,875	(3,840)	10,715	(279.0%)

Discontinued operations:
Loss attributable to discontinued operations	(4,288)	(948)	(3,340)	352.3%
Loss from disposition of real estate	(3,705)	-	(3,705)	100.0%
Total discontinued operations	(7,993)	(948)	(7,045)	743.1%

Net loss	(1,118)	(4,788)	3,670	(76.6%)
Net income attributable to noncontrolling interests	(303)	(245)	(58)	23.7%
Net loss attributable to common shareholders	$(1,421)	$(5,033)	$3,612	(71.8%)

Wholly-Owned Properties Operations

Revenues from our wholly-owned properties for the six months ended June 30, 2010 compared to the six months ended June 30, 2009 increased by $10.3 million primarily due to the completion of construction of Barrett Honors College in August 2009 and the improved lease-up for the GMH portfolio for the 2009/2010 academic year.  Operating expenses increased approximately $1.5 million for the six months ended June 30, 2010 as compared to the prior year, primarily due to the same factors which affected the increase in revenues.

New Property Operations.  In August 2009, we completed construction of and opened Barrett Honors College and in March 2010, one of the Fidelity joint ventures in which the Company owns a 10% interest assigned its ownership interest in the University Heights property to the Operating Partnership.  In addition, the Campus Trails property experienced significant property damage in April 2010 as a result of a fire, as previously discussed.  These three new properties contributed an additional $6.3 million of revenues and an additional $2.0 million of operating expenses during the six months ended June 30, 2010 as compared to the six months ended June 30, 2009.

Same Store Property Operations (Excluding New Property Activity).  We had 77 properties containing 44,402 beds which were operating during both of the six month periods ended June 30, 2010 and 2009.  These properties produced revenues of $132.9 million and $128.9 million during the six months ended June 30, 2010 and 2009, respectively, an increase of $4.0 million.  This increase was primarily due to an increase in average occupancy from 92.0% during the six months ended June 30, 2009 to 95.4% during the six months ended June 30, 2010.

At these existing same store properties, operating expenses decreased by $0.6 million, from $61.7 million for the six months ended June 30, 2009 to $61.1 million for the six months ended June 30, 2010.  This decrease was a result of more marketing costs being incurred during the prior year in order to stimulate leasing velocity for the 2009/2010 academic year.

On-Campus Participating Properties (“OCPP”) Operations

We had four participating properties containing 4,519 beds which were operating during both of the six month periods ended June 30, 2010 and 2009.  Revenues from our participating properties increased to $11.5 million during the six months ended June 30, 2010 from $10.8 million for the six months ended June 30, 2009, an increase of $0.7 million.  This increase was primarily a result of an increase in average rental rates during the six months ended June 30, 2010 as compared to the prior year, as well as an increase in average occupancy from 66.0% for the six months ended June 30, 2009 to 69.6% for the six months ended June 30, 2010.  Occupancy at our on-campus participating properties is low during the summer months due to the expiration of the 9-month leases concurrent with the end of the spring semester.

At these properties, operating expenses increased from $4.8 million for the six months ended June 30, 2009 to $5.0 million for the six months ended June 30, 2010, an increase of $0.2 million.  This increase was primarily due to an increase in bad debt expense.

Third Party Development Services Revenue

Third party development services revenue increased by $0.3 million, from $1.9 million during the six months ended June 30, 2009 to $2.2 million for the six months ended June 30, 2010.  This increase was due to the closing of financing and commencement of construction on our Edinboro Phase II project in June 2010, which provided an additional $1.1 million of revenue as compared to the prior year.  This increase was offset by lower fees recognized during the three months ended June 30, 2010 as compared to the three months ended June 30, 2009 for our University of California, Irvine Phase III project, which is anticipated to complete construction and open for occupancy in August 2010.  We had four projects in progress during the six months ended June 30, 2010 at an average contractual fee of $4.0 million, as compared to four projects in progress during the six months ended June 30, 2009 at an average contractual fee of $3.6 million.

General and Administrative

General and administrative expenses decreased by $0.2 million, from $5.6 million during the six months ended June 30, 2009 to $5.4 million for the six months ended June 30, 2010.  This decrease was primarily a result of efforts to manage overall corporate general and administrative expenses during the quarter.

Depreciation and Amortization

Depreciation and amortization decreased by $3.6 million, from $38.9 million during the six months ended June 30, 2009 to $35.3 million for the six months ended June 30, 2010.  This decrease was due to a decrease in depreciation and amortization expense of approximately $7.6 million related to the value assigned to in-place leases at the properties acquired from GMH, which were fully amortized by the end of 2009.  This decrease was offset by the completion of construction and opening of Barrett Honors College in August 2009, the acquisition of University Heights in March 2010, and renovation projects completed at several properties acquired from GMH.  These items contributed an additional $4.0 million to depreciation and amortization expense for the six months ended June 30, 2010.

Ground/Facility Leases

Ground/facility leases expense increased by $0.3 million, from $1.0 million during the six months ended June 30, 2009 to $1.3 million for the six months ended June 30, 2010.  This increase was primarily due to improved operating results at our on-campus participating properties, which increased our share of the cash flow available for distribution.

Interest Expense

Interest expense increased by $0.2 million, from $30.1 million during the six months ended June 30, 2009 to $30.3 million for the six months ended June 30, 2010.  This increase was due to additional interest of approximately $1.2 million incurred during the six months ended June 30, 2010 related to the Freddie Mac revolving credit facility entered into in September 2009.  In addition, interest expense increased as a result of a decrease in capitalized interest of $2.0 million during the six months ended June 30, 2010 as compared to the six months ended June 30, 2009 due to our Barrett Honors College project being under construction during the prior year.  These increases were offset by a decrease to interest expense of $2.7 million related to mortgage loans paid off during 2009 and the first half of 2010.

Amortization of Deferred Financing Costs

Amortization of deferred financing costs increased approximately $0.5 million, from $1.6 million during the six months ended June 30, 2009 to $2.1 million for the six months ended June 30, 2010, primarily due to an additional $0.8 million of finance cost amortization incurred during the six months ended June 30, 2010 related to the refinancing of our revolving credit facility in August 2009 and the Freddie Mac revolving credit facility entered into in September 2009.  This increase was offset by a decrease in finance cost amortization of $0.3 million as a result of mortgage loans paid off during 2009 and the first half of 2010.

Loss from Unconsolidated Joint Ventures

Loss from unconsolidated joint ventures represents our share of the net loss from the Hampton Roads military housing joint venture, as well as our 10% share of the loss from our two joint ventures with Fidelity.  Loss from unconsolidated joint ventures increased approximately $1.1 million from $1.0 million during the six months ended June 30, 2009 to $2.1 million for the six months ended June 30, 2010.  This increase was primarily due to our 10% share of impairment charges of $1.4 million recorded during the six months ended June 30, 2010 for three properties owned through one of our Fidelity joint ventures.

Other Nonoperating Income

Other nonoperating income of $0.4 million for the six months ended June 30, 2009 represents tax incentive amounts received in cash during the period related to a property we acquired in February 2007 located in Ypsilanti, Michigan.  Upon acquisition of this property, any future potential benefit of such tax incentive was assumed from the seller.

Discontinued Operations

Discontinued operations includes the following properties:  (i) Riverside Estates, a wholly-owned property sold in December 2009 for a sale price of $18.2 million, (ii) Cambridge at Southern, a wholly-owned property sold in March 2010 for a sale price of $19.5 million, and (ii) Campus Walk – Oxford, a wholly-owned property sold in April 2010 for a sale price of $9.2 million.  Refer to Note 4 in the accompanying Notes to Consolidated Financial Statements contained in Item 1 herein for a table summarizing the results of operations of the properties classified within discontinued operations.

Cash Flows

Comparison of Six Months Ended June 30, 2010 and 2009

Operating Activities

For the six months ended June 30, 2010, net cash provided by operating activities was approximately $41.1 million, as compared to $24.4 million for the six months ended June 30, 2009, an increase of $16.7 million.  This increase was primarily due to operating cash flows provided from the improved operations of the GMH portfolio and the completion of construction and opening of Vista del Sol and Villas at Chestnut Ridge in August 2008 and Barrett Honors College in August 2009.

Investing Activities

Investing activities utilized $30.8 million and $72.4 million for the six months ended June 30, 2010 and 2009, respectively.  The $41.6 million decrease in cash utilized in investing activities during the six months ended June 30, 2010 related primarily to a $40.6 million decrease in cash used to fund the construction of our wholly-owned development properties.  During the six months ended June 30, 2009, one wholly-owned property was under development, which was completed and opened for occupancy in August 2009, while two wholly-owned properties were in the early stages of development during the six months ended June 30, 2010, both with scheduled completion dates of August 2011.  In addition, there was a $12.7 million decrease in cash used for capital expenditures at our wholly-owned properties as a result of renovations at several GMH properties during the six months ended June 30, 2009.  Finally, we received $2.1 million of net proceeds from the disposition of two wholly-owned properties during the six months ended June 30, 2010.  These decreases in cash utilized in investing activities were offset by a $9.6 million use of cash to acquire a property from one of the Fidelity Joint Ventures in March 2010 and a $5.0 million increase in cash used to acquire undeveloped land.  For the six months ended June 30, 2010 and 2009, our cash utilized in investing activities was comprised of the following:

	Six Months Ended June 30,
	2010	2009
Property dispositions	$2,115	$-
Property acquisition	(9,618)	-
Land acquisitions	(7,595)	(2,637)
Capital expenditures for on-campus participating properties	(224)	(181)
Capital expenditures for wholly-owned properties	(10,254)	(22,972)
Investment in wholly-owned properties under development	(4,769)	(45,384)
Purchase of corporate furniture, fixtures, and equipment	(436)	(1,181)
Total	$(30,781)	$(72,355)

Financing Activities

Cash used for financing activities totaled $55.4 million for the six months ended June 30, 2010 as compared to $79.6 million in cash provided by financing activities during the six months ended June 30, 2009.  The $135.0 million decrease in cash provided by financing activities was primarily a result of the May 2009 equity offering, in which we raised $198.3 million, net of offering costs, as compared to $7.5 million, net of offering costs, raised under the ATM Equity Program during the six months ended June 30, 2010.  In addition, we experienced a $6.8 million increase in distributions to stockholders during the six months ended June 30, 2010, as a result of the issuance of common stock in connection with our May 2009 equity offering.  These decreases in cash provided by financing activities were offset by a $44.8 million increase in proceeds (net of paydowns) from our secured revolving credit facility, as we borrowed from our facility to pay-off maturing mortgage debt and to partially fund distributions to our stockholders.  Additionally, we experienced a $20.9 million decrease in cash used to pay-off mortgage loans as we paid off $51.9 million in mortgage loan debt during the six months ended June 30, 2010 as compared to $72.8 million in mortgage loan debt during the six months ended June 30, 2009.

Structure of Owned On-Campus Properties

Under its ACE program, the Company as lessee has entered into three ground/facility lease agreements with two university systems to finance, construct, and manage three student housing properties.  One property was under construction as of June 30, 2010 and is scheduled to open for occupancy in August 2011.  The terms of the leases, including extension options, range from 65 to 85 years, and the lessor has title to the land and any improvements placed thereon.  The leases require annual minimum rent payments to the university systems as well as variable rent payments that depend on the operating performance of the properties.

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

The following table reflects the amounts included in our consolidated financial statements for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues	$4,142	$3,922	$11,453	$10,796
Direct operating expenses (1)	(2,458)	(2,644)	(4,690)	(4,541)
Amortization	(1,080)	(1,092)	(2,159)	(2,182)
Amortization of deferred financing costs	(45)	(44)	(94)	(90)
Ground/facility leases (2)	(486)	(200)	(792)	(492)
Net operating income (loss)	73	(58)	3,718	3,491
Interest income	5	9	8	33
Interest expense	(1,513)	(1,556)	(3,016)	(3,115)
Net (loss) income	$(1,435)	$(1,605)	$710	$409

(1)
Excludes property management fees of $0.2 million for both three month periods ended June 30, 2010 and 2009, and $0.5 million for both six month periods ended June 30, 2010 and 2009.  This expense and the corresponding fee revenue have been eliminated in consolidation.  Also excludes allocation of expenses related to corporate management and oversight.

(2)
Represents the universities’ 50% share of the properties’ net cash available for distribution after payment of operating expenses, debt service (including payment of principal) and capital expenditures.

Liquidity and Capital Resources

Cash Balances and Liquidity

As of June 30, 2010, excluding our on-campus participating properties, we had $41.9 million in cash and cash equivalents and restricted cash as compared to $87.5 million in cash and cash equivalents and restricted cash as of December 31, 2009.  Restricted cash primarily consists of escrow accounts held by lenders and resident security deposits, as required by law in certain states.  The decrease in cash and cash equivalents was primarily due to the use of cash to pay-off $51.9 million of fixed-rate mortgage debt and $9.6 million used to acquire a property from one of the Fidelity Joint Ventures in March 2010.  Additionally, restricted cash as of June 30, 2010 also included $3.8 million of funds held in escrow in connection with potential development and acquisition opportunities.

As of June 30, 2010, our short-term liquidity needs included, but were not limited to, the following: (i) anticipated distribution payments to our common and restricted stockholders totaling approximately $71.7 million based on an assumed annual cash distribution of $1.35 per share based on the number of our shares outstanding as of June 30, 2010, (ii) anticipated distribution payments to our Operating Partnership unitholders totaling approximately $1.7 million based on an assumed annual distribution of $1.35 per common unit of limited partnership interest (“Common Unit”) and a cumulative preferential per annum cash distribution rate of 5.99% on our preferred units of limited partnership interest (“Series A Preferred Units”) based on the number of units outstanding as of June 30, 2010, (iii) the pay-off of approximately $99.2 million of fixed-rate mortgage debt scheduled to mature during the next 12 months, (iv) approximately $89.1 million to acquire full ownership interest in 14 student housing properties owned in two joint ventures in which we currently have a 10% ownership interest, (v) approximately $20.6 million to acquire a 487-bed wholly-owned property located in San Marcos, Texas, (vi) development costs over the next 12 months totaling approximately $60.6 million for two wholly-owned properties currently under construction, and (vii) funds for other potential development projects.

As of June 30, 2010, we had $100 million of outstanding variable rate construction debt scheduled to mature in December 2010.  We expect to extend the maturity date through December 2011 by exercising the remaining 12-month extension option available to us.  We also have a $100 million senior secured term loan scheduled to mature in May 2011.  We expect to extend the maturity date through May 2012 by exercising the remaining 12-month extension option available to us.  In addition, we have a $225 million revolving credit facility scheduled to mature in August 2012 that was secured by seven of our wholly-owned properties as of June 30, 2010 and a $125 million secured revolving credit facility with a Freddie Mac lender scheduled to mature in September 2014 that is currently secured by 11 of our wholly-owned properties.  We expect to meet our short-term liquidity requirements by (i) borrowing under our existing secured revolving credit facilities discussed above, (ii) potentially disposing of properties depending on market conditions, (iii) issuing securities, including common stock, under our $150 million ATM Equity Program, and (iv) utilizing net cash provided by operations.

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

Secured Revolving Credit Facility

The Operating Partnership has a $225 million revolving credit facility that may be expanded by up to an additional $75 million upon the satisfaction of certain conditions.  The maturity date of the facility is August 14, 2012 and can be extended 12 months through August 2013. As of June 30, 2010, the facility was secured by seven of our wholly-owned properties.

Availability under the revolving credit facility is limited to an “aggregate borrowing base amount” equal to the lesser of (i) 50% to 65% of the value of certain properties, calculated as set forth in the credit facility, and (ii) the adjusted net operating income from these properties divided by a formula amount.  The facility bears interest at a variable rate, at our option, based upon a base rate or one-, two-, or three-month LIBOR, with a LIBOR floor of 2.0%, plus, in each case, a spread based upon our total leverage.  Additionally, we are required to pay an unused commitment fee of 0.35% per annum.  As of June 30, 2010, the balance outstanding on the revolving credit facility totaled $30.1 million, bearing interest at a weighted average annual rate of 5.00%, with remaining availability under the facility totaling approximately $122.3 million.  Subsequent to June 30, 2010, we added three properties to the group of properties that secures the revolving credit facility, increasing the availability under the facility by approximately $62.5 million.

The terms of the facility include certain restrictions and covenants, which limit, among other items, the incurrence of additional indebtedness, liens, and the disposition of assets. The facility contains customary affirmative and negative covenants and also contains financial covenants that, among other things, require us to maintain certain minimum ratios of “EBITDA” (earnings before interest, taxes, depreciation and amortization) to fixed charges and total indebtedness.  We may not pay distributions that exceed a specified percentage of funds from operations, as adjusted, for any four consecutive quarters.  The financial covenants also include consolidated net worth and leverage ratio tests.  As of June 30, 2010, we were in compliance with all such covenants.

Secured Agency Facility

We have a $125 million secured revolving credit facility with a Freddie Mac lender.  The facility has a five-year term and is currently secured by 11 properties referred to as the “Collateral Pool.”  The facility bears interest at one- or three-month LIBOR plus a spread that varies based on the debt service ratio of the Collateral Pool.  Additionally, we are required to pay an unused commitment fee of 1.0% per annum.  As of June 30, 2010, the balance outstanding on the facility totaled $94.0 million, bearing interest at a weighted average annual rate of 2.50%.  The secured agency facility includes some, but not all, of the same financial covenants as the secured revolving credit facility, described above.

Senior Secured Term Loan

The Operating Partnership has a $100 million senior secured term loan that matures on May 23, 2011 and can be extended through May 2012 through the exercise of a 12-month extension option.  The secured term loan bears interest at a variable rate, at our option, based upon a base rate or one-, two-, three-, or six-month LIBOR plus, in each case, a spread based upon our total leverage.  As of June 30, 2010, the balance outstanding on the secured term loan was $100 million.

On February 23, 2009, we entered into two $50.0 million interest rate swap agreements effective March 20, 2009 through February 20, 2012, which are both used to hedge our exposure to fluctuations in interest payments on its LIBOR-based senior secured term loan.  Under the terms of the two interest rate swap agreements, we pay an average fixed rate of 1.7925% and receive one-month LIBOR floating rate.  As a result of these two interest rate swaps, we have effectively fixed the interest rate on our senior secured term loan to 3.55% as of June 30, 2010 (1.7925% + 1.75% spread).  In the event that the swaps at any time have a negative fair value below a certain threshold level, we could be required to post cash into a collateral account pledged to the interest rate swap providers.  As of June 30, 2010, we had deposited approximately $0.9 million into a collateral account related to one of the interest rate swaps.  Refer to Note 12 in the accompanying Notes to Consolidated Financial Statements contained in Item 1 herein for a more detailed discussion of our derivative instruments and hedging activities.

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

Pre-Development Expenditures

Our third-party and owned development activities have historically required us to fund pre-development expenditures such as architectural fees, permits and deposits.  The closing and/or commencement of construction of these development projects is subject to a number of risks such as our inability to obtain financing on favorable terms and delays or refusals in obtaining necessary zoning, land use, building, and other required governmental permits and authorizations  As such, we cannot always predict accurately the liquidity needs of these activities.  We frequently incur these pre-development expenditures before a financing commitment and/or required permits and authorizations have been obtained.  Accordingly, we bear the risk of the loss of these pre-development expenditures if financing cannot ultimately be arranged on acceptable terms or we are unable to successfully obtain the required permits and authorizations.  Historically, our third-party and owned development projects have been successfully structured and financed; however, these developments have at times been delayed beyond the period initially scheduled, causing revenue to be recognized in later periods.  As of June 30, 2010, we have deferred approximately $9.4 million in pre-development costs related to third-party and owned development projects that have not yet commenced construction.

Indebtedness

As of June 30, 2010, we had approximately $1,175.5 million of outstanding consolidated indebtedness (excluding net unamortized debt discounts and debt premiums of approximately $7.4 million and $3.0 million, respectively), comprised of a $100.0 million balance on our senior secured term loan, $94.0 million balance on our secured agency facility, $30.1 million balance on our secured revolving credit facility, $867.4 million in mortgage and construction loans secured by our wholly-owned properties, $32.6 million in mortgage loans secured by two phases of an on-campus participating property, and $51.4 million in bond issuances secured by three of our on-campus participating properties.  The weighted average interest rate on our consolidated indebtedness as of June 30, 2010 was 5.06% per annum.  As of June 30, 2010, approximately 19.1% of our total consolidated indebtedness was variable rate debt, comprised of our secured agency facility, secured revolving credit facility and our Vista del Sol construction loan discussed below.

Wholly-Owned Properties

The weighted average interest rate of the $867.4 million of wholly-owned mortgage and construction debt was 5.30% per annum as of June 30, 2010.  Each of the mortgage loans is a non-recourse obligation subject to customary exceptions and none are cross-defaulted or cross-collateralized to any other indebtedness. The loans generally may not be prepaid prior to maturity; in certain cases prepayment is allowed, subject to prepayment penalties.

The development and construction for Vista del Sol, an owned on-campus property, was partially financed with a $100.0 million construction loan.  For each borrowing we have the option of choosing the Prime rate or one-, two-, or three-month LIBOR plus 1.20%.  The loan requires payments of interest only during the term of the loan and any accrued interest and outstanding borrowings become due on the maturity date of December 27, 2010.  We expect to extend the maturity date through December 2011 by exercising the remaining 12-month extension option available to us.  As of June 30, 2010, the balance outstanding on the construction loan totaled $100.0 million, bearing interest at a rate of 1.58% per annum.

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

Cullen Oaks Phase I and Phase II are currently encumbered by mortgage loans with balances as of June 30, 2010 of approximately $16.2 million and $16.4 million, respectively.  The loans mature in February 2014 and bear interest at a rate of LIBOR plus 1.35%.  In connection with these loans, we entered into an interest rate swap agreement effective February 15, 2007 through February 15, 2014, that is designated to hedge our exposure to fluctuations on interest payments attributed to changes in interest rates associated with payments on the loans.  Under the terms of the interest rate swap agreement, we pay a fixed rate of 6.69% per annum and receive a floating rate of LIBOR plus 1.35%.  Pursuant to the Leases, in the event the leasehold estate does not achieve Financial Break Even (defined as revenues less operating expenses, excluding management fees, less debt service), the applicable Lessor would be required to make a rental payment, also known as the Contingent Payment, sufficient to achieve Financial Break Even.  The Contingent Payment provision remains in effect until such time as any financing placed on the facilities would receive an investment grade rating without the Contingent Payment provision.  In the event that the Lessor is required to make a Contingent Payment, future net cash flow distributions would be first applied to repay such Contingent Payments and then to unpaid management fees prior to normal distributions.  We have guaranteed payment of this property’s indebtedness.

The weighted average interest rate of the indebtedness encumbering our on-campus participating properties was 7.18% per annum at June 30, 2010.

Off Balance Sheet Items

As discussed in Note 8 in the accompanying Notes to Consolidated Financial Statements contained in Item 1 herein, we hold a 10% equity interest in two unconsolidated joint ventures with mortgage debt outstanding of approximately $293.5 million as of June 30, 2010.  Our Operating Partnership serves as non-recourse, carve-out guarantor of this debt, which means we are liable to the lender for any loss, damage, cost, expense, liability, claim or other obligation incurred by the lender arising out of or in connection with certain non-recourse exceptions in connection with the debt.  Pursuant to the  limited liability Company agreements of the joint ventures, the joint ventures agreed to indemnify, defend and hold harmless the Operating Partnership with respect to such obligations, except to the extent such obligations were caused by the willful misconduct, gross negligence, fraud or bad faith of the Operating Partnership or its employees, agents or affiliates.

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

The following table presents a reconciliation of our FFO to our net income (loss) attributable to common shareholders:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income (loss) attributable to common shareholders	$768	$(5,310)	$(1,421)	$(5,033)
Noncontrolling interests	169	13	303	245
Loss from disposition of real estate	59	-	3,705	-
Loss from unconsolidated joint ventures	711	483	2,125	1,037
FFO from unconsolidated joint ventures (1)	(437)	192	(1,244)	153
Real estate related depreciation and amortization	17,410	20,000	34,848	39,732
Funds from operations (“FFO”)	$18,680	$15,378	$38,316	$36,134

FFO per share – diluted	$0.35	$0.31	$0.71	$0.77

Weighted average common shares outstanding – diluted	54,139,051	49,666,473	54,124,104	46,864,604

(1)
Represents our share of the FFO from three joint ventures in which we are a noncontrolling partner.  Includes the Hampton Roads Military Housing joint venture in which we have a minimal economic interest as well as our 10% noncontrolling interest in two joint ventures formed or assumed as part of the Company’s acquisition of GMH.

While our on-campus participating properties contributed $4.1 million and $3.9 million to our revenues for the three months ended June 30, 2010 and 2009, respectively, and $11.5 million and $10.8 million to our revenues for the six months ended June 30, 2010 and 2009, respectively, under our participating ground leases, we and the participating university systems each receive 50% of the properties’ net cash available for distribution after payment of operating expenses, debt service (which includes significant amounts towards repayment of principal) and capital expenditures. A substantial portion of our revenues attributable to these properties is reflective of cash that is required to be used for capital expenditures and for the amortization of applicable property indebtedness. These amounts do not increase our economic interest in these properties or otherwise benefit us since our interest in the properties terminates upon the repayment of the applicable property indebtedness.

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

Funds From Operations—Modified (“FFOM”):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Funds from operations	$18,680	$15,378	$38,316	$36,134
Elimination of operations of on-campus participating properties and unconsolidated joint venture:
Net loss (income) from on-campus participating properties	1,435	1,605	(710)	(409)
Amortization of investment in on-campus participating properties	(1,080)	(1,092)	(2,159)	(2,182)
FFO from Hampton Roads unconsolidated joint venture (1)	-	(56)	160	180
	19,035	15,835	35,607	33,723
Modifications to reflect operational performance of on-campus participating properties:
Our share of net cash flow (2)	486	200	792	492
Management fees	188	176	521	499
Impact of on-campus participating properties	674	376	1,313	991
Elimination of provision for asset impairment-wholly-owned property (3)	-	-	4,036	-
Elimination of provision for asset impairments-unconsolidated joint ventures (4)	632	-	1,414	-
Funds from operations – modified (“FFOM”)	$20,341	$16,211	$42,370	$34,714

FFOM per share – diluted	$0.38	$0.33	$0.78	$0.74

Weighted average common shares outstanding – diluted	54,139,051	49,666,473	54,124,104	46,864,604

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

(3)
Represents an impairment charge recorded during the three months ended March 31, 2010 for Campus Walk – Oxford, a property that was sold in April 2010.  The impairment charge is included in loss attributable to discontinued operations on the accompanying consolidated statements of operations for the six months ended June 30, 2010.  Although impairment charges are included in the calculation of net income (loss) and FFO, the Company excludes such charges from FFOM because it believes the inclusion of such charges is inconsistent with the treatment of gains and losses on the disposition of real estate, which are not included in FFO.  Additionally, the Company believes that excluding impairment charges from FFOM more appropriately presents the operating performance of the Company’s real estate investments on a comparative basis.

(4)	Represents our share of impairment charges recorded during the three and six months ended June 30, 2010 for three properties owned through our unconsolidated Fidelity Joint Ventures.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss from adverse changes in market prices and interest rates.   Our future earnings and cash flows are dependent upon prevailing market rates.  Accordingly, we manage our market risk by matching projected cash inflows from operating, investing and financing activities with projected cash outflows for debt service, acquisitions, capital expenditures, distributions to stockholders and unitholders, and other cash requirements.  The majority of our outstanding debt has fixed interest rates, which minimizes the risk of fluctuating interest rates.  Our exposure to market risk includes interest rate fluctuations in connection with our revolving credit facilities and variable rate construction loans and our ability to incur more debt without stockholder approval, thereby increasing our debt service obligations, which could adversely affect our cash flows.   No material changes have occurred in relation to market risk since our Annual Report on Form 10-K for the year ended December 31, 2009.

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

101
The following materials from the Quarterly Report on Form 10-Q of American Campus Communities, Inc. for the period ended June 30, 2010 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these financial statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	August 4, 2010

AMERICAN CAMPUS COMMUNITIES, INC.

By:	/s/ William C. Bayless, Jr.

William C. Bayless, Jr.
President and Chief Executive Officer

By:	/s/ Jonathan A. Graf

Jonathan A. Graf Executive Vice President, Chief Financial Officer and Treasurer