Form 10-Q
period 2010-09-30
AMERICAN CAMPUS COMMUNITIES INC
filed 2010-11-08
CIK 1283630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

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

There were 66,764,589 shares of American Campus Communities, Inc.'s common stock with a par value of $0.01 per share outstanding as of the close of business on October 29, 2010.

FORM 10-Q
FOR THE QUARTER ENDED September 30, 2010

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30, 2010	December 31, 2009
	(unaudited)
Assets

Investments in real estate:
Wholly-owned properties, net	$2,302,479	$2,014,970
On-campus participating properties, net	63,292	65,690
Investments in real estate, net	2,365,771	2,080,660

Cash and cash equivalents	203,665	66,093
Restricted cash	26,750	29,899
Student contracts receivable, net	9,764	5,381
Other assets	54,602	52,948

Total assets	$2,660,552	$2,234,981

Liabilities and equity

Liabilities:
Secured mortgage, construction and bond debt	$1,099,047	$1,029,455
Senior secured term loan	100,000	100,000
Secured agency facility	101,000	94,000
Accounts payable and accrued expenses	34,224	26,543
Other liabilities	66,493	45,487
Total liabilities	1,400,764	1,295,485

Redeemable noncontrolling interests	36,765	36,722

Equity:
American Campus Communities, Inc. stockholders’ equity: Common stock, $.01 par value, 800,000,000 shares authorized, 66,764,589 and 52,203,893 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	666	521
Additional paid in capital	1,465,500	1,092,030
Accumulated earnings and dividends	(240,402)	(189,165)
Accumulated other comprehensive loss	(6,543)	(4,356)
Total American Campus Communities, Inc. stockholders’ equity	1,219,221	899,030
Noncontrolling interests	3,802	3,744
Total equity	1,223,023	902,774

Total liabilities and equity	$2,660,552	$2,234,981

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues
Wholly-owned properties	$75,210	$67,713	$214,951	$197,201
On-campus participating properties	4,654	4,433	16,107	15,229
Third party development services	6,056	1,760	8,258	3,698
Third party management services	2,274	2,229	6,609	6,576
Resident services	437	288	931	733
Total revenues	88,631	76,423	246,856	223,437

Operating expenses
Wholly-owned properties	41,661	37,633	105,425	99,917
On-campus participating properties	2,857	2,690	7,876	7,503
Third party development and management services	2,754	2,842	8,649	8,629
General and administrative	3,716	2,667	9,085	8,244
Depreciation and amortization	19,980	17,977	55,263	56,900
Ground/facility leases	888	474	2,212	1,478
Total operating expenses	71,856	64,283	188,510	182,671

Operating income	16,775	12,140	58,346	40,766

Nonoperating income and (expenses)
Interest income	42	20	75	99
Interest expense	(15,242)	(15,154)	(45,504)	(45,235)
Amortization of deferred financing costs	(1,238)	(834)	(3,295)	(2,393)
Loss from unconsolidated joint ventures	(9)	(907)	(2,134)	(1,944)
Other nonoperating income	3,901	-	3,901	402
Total nonoperating income and (expenses)	(12,546)	(16,875)	(46,957)	(49,071)

Income (loss) before income taxes and discontinued operations	4,229	(4,735)	11,389	(8,305)
Income tax provision	(143)	(135)	(428)	(405)
Income (loss) from continuing operations	4,086	(4,870)	10,961	(8,710)

Discontinued operations:
Loss attributable to discontinued operations	-	(877)	(4,288)	(1,825)
Loss from disposition of real estate	-	-	(3,705)	-
Total discontinued operations	-	(877)	(7,993)	(1,825)

Net income (loss)	4,086	(5,747)	2,968	(10,535)
Net income attributable to noncontrolling interests	(181)	(57)	(484)	(302)
Net income (loss) attributable to common shareholders	$3,905	$(5,804)	$2,484	$(10,837)

Net income (loss) per share attributable to common shareholders - basic and diluted:
Income (loss) from continuing operations per share	$0.06	$(0.11)	$0.18	$(0.20)
Net income (loss) per share	$0.06	$(0.11)	$0.03	$(0.24)

Weighted-average common shares outstanding:
Basic	59,165,472	52,195,869	54,604,300	47,526,198
Diluted	60,794,968	52,195,869	56,295,937	47,526,198

Distributions declared per common share	$0.3375	$0.3375	$1.0125	$1.0125

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(unaudited, in thousands, except share data)

	Common Shares	Par Value of Common Shares	Additional Paid in Capital	Accumulated Earnings and Dividends	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
Equity, December 31, 2009	52,203,893	$521	$1,092,030	$(189,165)	$(4,356)	$3,744	$902,774
Net proceeds from sale of common stock	14,371,100	144	372,884	-	-	-	373,028
Amortization of restricted stock awards	-	-	2,701	-	-	-	2,701
Vesting of restricted stock awards	90,525	-	(917)	-	-	-	(917)
Distributions to common and restricted stockholders	-	-	-	(53,721)	-	-	(53,721)
Distributions to joint venture partners	-	-	-	-	-	(266)	(266)
Conversion of common units to common stock	99,071	1	1,940	-	-	-	1,941
Reclassification of redeemable noncontrolling interests	-	-	(3,138)	-	-	-	(3,138)
Comprehensive income:
Change in fair value of interest rate swaps	-	-	-	-	(2,187)	-	(2,187)
Net income	-	-	-	2,484	-	324	2,808
Total comprehensive income	-	-	-	-	-	-	621
Equity, September 30, 2010	66,764,589	$666	$1,465,500	$(240,402)	$(6,543)	$3,802	$1,223,023

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2010	2009
Operating activities
Net income (loss) attributable to common shareholders	$2,484	$(10,837)
Adjustments to reconcile net income (loss) attributable to common shareholders to net cash provided by operating activities:
Income attributable to noncontrolling interests	484	302
Loss from disposition of real estate	3,705	-
Non-cash gain on remeasurement of equity method investment	(3,901)	-
Provision for asset impairment	4,036	-
Depreciation and amortization	55,596	59,132
Amortization of deferred financing costs and debt premiums/discounts	2,919	2,322
Share-based compensation	2,834	2,078
Loss from unconsolidated joint ventures	2,134	1,944
Income tax provision	428	405
Changes in operating assets and liabilities:
Restricted cash	5,019	3,455
Student contracts receivable, net	(3,639)	(1,873)
Other assets	(3,780)	(1,072)
Accounts payable and accrued expenses	3,420	(4,479)
Other liabilities	8,719	2,533
Distributions received from unconsolidated joint ventures	180	-
Net cash provided by operating activities	80,638	53,910
Investing activities
Net proceeds from disposition of real estate	2,115	-
Cash paid for property acquisitions	(103,429)	-
Cash paid for land acquisitions	(8,511)	(3,167)
Investments in wholly-owned properties	(34,785)	(99,893)
Investments in on-campus participating properties	(855)	(645)
Investment in unconsolidated joint venture	(446)	(255)
Purchase of corporate furniture, fixtures and equipment	(925)	(1,468)
Net cash used in investing activities	(146,836)	(105,428)
Financing activities
Proceeds from sale of common stock	388,871	207,719
Offering costs	(15,809)	(9,369)
Secured revolving credit facilities, net	7,000	79,300
Proceeds from construction loans	-	5,334
Pay-off of mortgage loans	(110,662)	(103,027)
Principal payments on debt	(8,422)	(8,898)
Change in construction accounts payable	-	(1,931)
Debt issuance and assumption costs	(1,759)	(7,751)
Distributions to common and restricted stockholders	(53,874)	(46,799)
Distributions to noncontrolling partners	(1,575)	(1,907)
Net cash provided by financing activities	203,770	112,671
Net change in cash and cash equivalents	137,572	61,153
Cash and cash equivalents at beginning of period	66,093	25,600
Cash and cash equivalents at end of period	$203,665	$86,753
Supplemental disclosure of non-cash investing and financing activities
Loans assumed in connection with property acquisitions	$(200,987)	$-
Issuance of Common Units in connection with land acquisition	$-	$(2,005)
Change in fair value of derivative instruments, net	$(2,187)	$302
Supplemental disclosure of cash flow information
Interest paid	$45,343	$48,350

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

As of September 30, 2010, the Company’s property portfolio contained 99 student housing properties with approximately 61,400 beds in approximately 19,800 apartment units.  The Company’s property portfolio consisted of 92 owned off-campus properties that are in close proximity to colleges and universities, three American Campus Equity (“ACE®”) properties operated under ground/facility leases with two university systems and four on-campus participating properties operated under ground/facility leases with the related university systems.  As of September 30, 2010, the Company also owned a noncontrolling interest in one joint venture that owned an aggregate of six student housing properties with approximately 3,000 beds in approximately 900 units.  The Company’s communities contain modern housing units and are supported by a resident assistant system and other student-oriented programming, with many offering resort-style amenities.

Through the Company’s taxable REIT subsidiaries (“TRS”), it also provides construction management and development services, primarily for student housing properties owned by colleges and universities, charitable foundations, and others.  As of September 30, 2010, the Company provided third-party management and leasing services for 36 properties (nine of which the Company served as the third-party developer and construction manager) that represented approximately 27,800 beds in approximately 10,600 units.  Third-party management and leasing services are typically provided pursuant to multi-year management contracts that have initial terms that range from one to five years.  As of September 30, 2010, the Company’s total owned, joint venture and third-party managed portfolio included 141 properties with approximately 92,200 beds in approximately 31,300 units.

2.   Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and include the financial position, results of operations and cash flows of the Company, the Operating Partnership and subsidiaries of the Operating Partnership, including joint ventures in which the Company has a controlling interest.  Third-party equity interests in the Operating Partnership and consolidated joint ventures are reflected as noncontrolling interests in the consolidated financial statements.  The Company also has a noncontrolling interest in two unconsolidated joint ventures, which are accounted for under the equity method.  All intercompany amounts have been eliminated.  All dollar amounts in the tables herein, except share and per share amounts, are stated in thousands unless otherwise indicated.  Certain prior period amounts have been reclassified to conform to the current period presentation.

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

Project costs directly associated with the development and construction of an owned real estate project, which include interest, property taxes, and amortization of deferred finance costs, are capitalized as construction in progress.  Upon completion of the project, costs are transferred into the applicable asset category and depreciation commences.  Interest totaling approximately $0.3 million and $0.6 million was capitalized during the three months ended September 30, 2010 and 2009, respectively, and $0.5 million and $2.9 million was capitalized during the nine months ended September 30, 2010 and 2009, respectively.  There was no amortization of deferred financing costs capitalized as construction in progress during the three or nine months ended September 30, 2010 and 2009.

Management assesses whether there has been an impairment in the value of the Company’s investments in real estate whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Impairment is recognized when estimated expected future undiscounted cash flows are less than the carrying value of the property.  The estimation of expected future net cash flows is inherently uncertain and relies on assumptions regarding current and future economics and market conditions.  If such conditions change, then an adjustment to the carrying value of the Company’s long-lived assets could occur in the future period in which the conditions change.  To the extent that a property is impaired, the excess of the carrying amount of the property over its estimated fair value is charged to earnings. The Company believes that there were no impairments of the carrying values of its investments in real estate as of September 30, 2010.

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

Owned On-Campus Properties

Under its ACE program, the Company as lessee has entered into three ground/facility lease agreements with two university systems to finance, construct, and manage three student housing properties.  One property was under construction as of September 30, 2010 and is scheduled to open for occupancy in August 2011.  The terms of the leases, including extension options, range from 65 to 85 years, and the lessor has title to the land and any improvements placed thereon.  The Company’s involvement in construction requires the lessor’s post construction ownership of the improvements to be treated as a sale with a subsequent leaseback by the Company.  However, these sale-leaseback transactions do not qualify for sale-leaseback accounting because of the Company’s continuing involvement in the constructed assets.  As a result of the Company’s continuing involvement, these leases are accounted for by the deposit method, in which the assets subject to the ground/facility leases are reflected at historical cost, less amortization, and the financing obligations are reflected at the terms of the underlying financing.

On-Campus Participating Properties

The Company has entered into ground and facility leases with two university systems and colleges to finance, construct, and manage four on-campus student housing facilities.  Under the terms of the leases, the lessor has title to the land and any improvements placed thereon.  Each lease terminates upon final repayment of the construction related financing, the amortization period of which is contractually stipulated.  The Company’s involvement in construction requires the lessor’s post construction ownership of the improvements to be treated as a sale with a subsequent leaseback by the Company.  The sale-leaseback transaction has been accounted for as a financing, and as a result, any fee earned during construction is deferred and recognized over the term of the lease.  The resulting financing obligation is reflected at the terms of the underlying financing, i.e., interest is accrued at the contractual rates and principal reduces in accordance with the contractual principal repayment schedules.

The Company reflects these assets subject to ground/facility leases at historical cost, less amortization.  Costs are amortized, and deferred fee revenue in excess of the cost of providing the service are recognized, over the lease term.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intangible Assets

In connection with property acquisitions completed in 2010 and the acquisition of GMH Communities Trust (“GMH”) in June 2008, the Company capitalized approximately $3.9 million and $18.8 million, respectively, related to management’s estimate of the fair value of the in-place leases assumed.  These intangible assets are amortized on a straight-line basis over the average remaining term of the underlying leases.  Amortization expense was approximately $0.4 million and $1.4 million for the three months ended September 30, 2010 and 2009, respectively, and approximately $0.6 million and $9.6 million for the nine months ended September 30, 2010 and 2009, respectively.  The Company also capitalized $1.5 million related to management’s estimate of the fair value of third-party management contracts acquired from GMH.  These intangible assets are amortized on a straight-line basis over a period of three years.  Amortization expense related to these acquired management contracts was approximately $0.1 million for both three month periods ended September 30, 2010 and 2009, respectively, and $0.4 million for both nine month periods ended September 30, 2010 and 2009, respectively.  The amortization of intangible assets is included in depreciation and amortization expense in the accompanying consolidated statements of operations.  See Note 3 herein for a detailed discussion of the property acquisitions completed during the nine months ended September 30, 2010.

Deferred Financing Costs

The Company defers financing costs and amortizes the costs over the terms of the related debt using the effective interest method.  Upon repayment of or in conjunction with a material change in the terms of the underlying debt agreement, any unamortized costs are charged to earnings.  Accumulated amortization at September 30, 2010 and December 31, 2009 approximated $10.4 million and $9.0 million, respectively.  Deferred financing costs, net of amortization, are included in other assets on the accompanying consolidated balance sheets.

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

Debt Premiums and Discounts

Debt premiums and discounts represent fair value adjustments to account for the difference between the stated rates and market rates of debt assumed in connection with the Company’s property acquisitions.  The debt premiums and discounts are amortized to interest expense over the term of the related loans using the effective-interest method.  As of September 30, 2010 and December 31, 2009, net unamortized debt premiums were approximately $16.5 million and $3.8 million, respectively, and net unamortized debt discounts were approximately $7.0 million and $8.5 million, respectively.  Debt premiums and discounts are included in secured mortgage, construction and bond debt on the accompanying consolidated balance sheets.

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

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pre-development expenditures such as architectural fees, permits and deposits associated with the pursuit of third-party and owned development projects are expensed as incurred, until such time that management believes it is probable that the contract will be executed and/or construction will commence.  Because the Company frequently incurs these pre-development expenditures before a financing commitment and/or required permits and authorizations have been obtained, the Company bears the risk of loss of these pre-development expenditures if financing cannot ultimately be arranged on acceptable terms or the Company is unable to successfully obtain the required permits and authorizations.  As such, management evaluates the status of third-party and owned projects that have not yet commenced construction on a periodic basis and expenses any deferred costs related to projects whose current status indicates the commencement of construction is unlikely and/or the costs may not provide future value to the Company in the form of revenues.  Such write-offs are included in third-party development and management services expenses (in the case of third-party development projects) or general and administrative expenses (in the case of owned development projects) on the accompanying consolidated statements of operations.  As of September 30, 2010, the Company has deferred approximately $11.2 million in pre-development costs related to third-party and owned development projects that have not yet commenced construction.  Such costs are included in other assets on the accompanying consolidated balance sheets.

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

The following potentially dilutive securities were outstanding for the three and nine months ended September 30, 2010 and 2009, but were not included in the computation of diluted earnings per share because the effects of their inclusion would be anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Restricted stock awards (Note 11)	-	465,533	-	458,785
Common Operating Partnership units (Note 7)	-	1,205,285	-	1,163,106
Preferred Operating Partnership units (Note 7)	114,963	114,963	114,963	114,963
Total potentially dilutive securities	114,963	1,785,781	114,963	1,736,854

          The following is a summary of the elements used in calculating basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Basic earnings per share calculation:
Income (loss) from continuing operations	$4,086	$(4,870)	$10,961	$(8,710)
Income from continuing operations attributable to noncontrolling interests	(181)	(75)	(678)	(350)
Income (loss) from continuing operations attributable to common shareholders	3,905	(4,945)	10,283	(9,060)
Amount allocated to participating securities	(173)	(157)	(573)	(496)
Income (loss) from continuing operations attributable to common shareholders, net of amount allocated to participating securities	3,732	(5,102)	9,710	(9,556)

Loss from discontinued operations	-	(877)	(7,993)	(1,825)
Loss from discontinued operations attributable to noncontrolling interests	-	18	194	48
Loss from discontinued operations attributable to common shareholders	-	(859)	(7,799)	(1,777)
Net income (loss) attributable to common shareholders, as adjusted – basic	$3,732	$(5,961)	$1,911	$(11,333)

Income (loss) from continuing operations attributable to common shareholders, as adjusted – per share	$0.06	$(0.10)	$0.18	$(0.20)
Loss from discontinued operations attributable to common shareholders – per share	$0.00	$(0.01)	$(0.15)	$(0.04)
Net income (loss) attributable to common shareholders, as adjusted – per share	$0.06	$(0.11)	$0.03	$(0.24)

Basic weighted average common shares outstanding	59,165,472	52,195,869	54,604,300	47,526,198

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Diluted earnings per share calculation:
Income (loss) from continuing operations attributable to common shareholders, net of amount allocated to participating securities	$3,732	$(5,102)	$9,710		$(9,556)
Income from continuing operations allocated to Common Units	51	-	199		-
Income (loss) from continuing operations attributable to common shareholders, as adjusted	3,783	(5,102)	9,909		(9,556)
Loss from discontinued operations attributable to common shareholders	-	(859)	(7,799)		(1,777)
Loss from discontinued operations allocated to Common Units	-	-	(177)		-
Loss from discontinued operations attributable to common shareholders, as adjusted	-	(859)	(7,976)		(1,777)
Net income (loss) attributable to common shareholders, as adjusted – diluted	$3,783	$(5,961)	$1,933		$(11,333)

Income (loss) from continuing operations attributable to common shareholders, net of amount allocated to participating securities – per share	$0.06	$(0.10)	$0.18		$(0.20)
Loss from discontinued operations attributable to common shareholders – per share	$0.00	$(0.01)	$(0.15)		$(0.04)
Net income (loss) attributable to common shareholders - per share	$0.06	$(0.11)	$0.03	$	$ (0.24)

Basic weighted average common shares outstanding	59,165,472	52,195,869	54,604,300		47,526,198
Restricted Stock Awards (Note 11)	513,630	-	533,563		-
Common Operating Partnership units (Note 7)	1,115,866	-	1,158,074		-
Diluted weighted average common shares outstanding	60,794,968	52,195,869	56,295,937		47,526,198

3.  Property Acquisitions

On September 1, 2010, the Company acquired the remaining 90% interest in 11 student housing properties (the “Fidelity Portfolio”) previously owned in one of the Fidelity Joint Ventures in which the Company held a 10% interest, for a purchase price of $74.9 million.  The Fidelity Portfolio contains 6,806 beds located in various markets throughout the country.  As part of the transaction, the Company assumed $193.8 million of fixed-rate mortgage debt with a weighted average annual interest rate of 5.99% and an average term to maturity of 3.8 years.  The Company also assumed a $7.2 million variable-rate mortgage loan that was paid off by the Company in September.  The following summarizes our preliminary allocation, which is subject to change, of total consideration to the assets and liabilities acquired from the Fidelity joint venture:

Land	$34,373
Buildings	252,387
Furniture, fixtures and equipment	8,668
In-place leases	3,384
Deferred financing costs	1,177
Debt premiums	(14,331)
Working capital liabilities, net of assets	(140)
Total consideration	$285,518

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The acquisition of the Fidelity Portfolio was accounted for as a business combination achieved in stages and as a result, the Company was required to remeasure its equity method investment to its acquisition-date fair value and recognize the resulting gain in earnings.  The Company therefore recorded a non-cash gain of approximately $3.9 million, which is included in other nonoperating income on the accompanying consolidated statements of operations for the three and nine months ended September 30, 2010.  Subsequent to the acquisition, the Company now consolidates the 11 properties acquired.

In July 2010, the Company acquired a 201-unit, 487-bed wholly-owned property (Sanctuary Lofts) located near the campus of Texas State University in San Marcos, Texas, for a purchase price of $21.4 million, which excludes approximately $1.8 million of anticipated transaction costs, initial integration expenses and capital expenditures necessary to bring this property up to the Company’s operating standards.  The Company did not assume any debt as part of this transaction.

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

The acquired properties’ results of operations have been included in the accompanying consolidated statements of operations since the respective acquisition closing dates.  The following pro forma information for the three and nine months ended September 30, 2010 and 2009 presents consolidated financial information for the Company as if the property acquisitions discussed above and the Company’s August 2010 equity offering had occurred on January 1, 2009.  The unaudited pro forma information is provided for informational purposes only and is not indicative of results that would have occurred or which may occur in the future:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Total revenues	$95,978	$86,724	$274,763	$253,687
Net income (loss) attributable to common shareholders	$4,245	$(6,488)	$6,322	$(11,421)
Net income (loss) per share – basic	$0.06	$(0.10)	$0.10	$(0.19)
Net income (loss) per share – diluted	$0.06	$(0.10)	$0.09	$(0.19)

 4.  Property Dispositions and Discontinued Operations

On April 30, 2010, the Company sold Campus Walk - Oxford for a purchase price of $9.2 million, including the assumption of the existing $8.1 million mortgage loan, resulting in net proceeds of approximately $1.0 million.  The resulting loss on disposition of approximately $55,000 is included in discontinued operations in the accompanying consolidated statements of operations for the nine months ended September 30, 2010.  In March 2010, the Company classified Campus Walk – Oxford as held for sale and concurrent with the held for sale classification, the property was recorded at the lower of cost or fair value resulting in an impairment charge of approximately $4.0 million, which is included in discontinued operations in the accompanying consolidated statements of operations for the nine months ended September 30, 2010.

On March 26, 2010, the Company sold Cambridge at Southern for a purchase price of $19.5 million, including the assumption of the existing $18.4 million mortgage loan, resulting in net proceeds of approximately $0.9 million.  The resulting loss on disposition of approximately $3.6 million is included in discontinued operations in the accompanying consolidated statements of operations for the nine months ended September 30, 2010.

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

The related net loss for the afore-mentioned properties is reflected in the accompanying consolidated statements of operations as discontinued operations for all periods presented.  Below is a summary of the results of operations for Campus Walk – Oxford, Cambridge at Southern and Riverside Estates through their respective disposition dates for all periods presented:

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Total revenues	$-	$2,022	$1,310	$6,018
Total operating expenses	-	2,254	1,153	5,926
Provision for asset impairment	-	-	4,036	-
Operating (loss) income	-	(232)	(3,879)	92
Total nonoperating expenses	-	(645)	(409)	(1,917)
Net loss	$-	$(877)	$(4,288)	$(1,825)

5.  Investments in Wholly-Owned Properties

Wholly-owned properties consisted of the following:

	September 30, 2010	December 31, 2009
Land (1)	$292,861	$250,044
Buildings and improvements	2,086,295	1,825,915
Furniture, fixtures and equipment	125,393	112,831
Construction in progress	19,393	-
	2,523,942	2,188,790
Less accumulated depreciation	(221,463)	(173,820)
Wholly-owned properties, net	$2,302,479	$2,014,970

(1)	The land balance above includes undeveloped land parcels with a total book value of $28.5 million and $27.6 million as of September 30, 2010 and December 31, 2009, respectively.

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

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On-campus participating properties are as follows:
			Historical Cost
Lessor/University	Lease Commencement	Required Debt Repayment (1)	September 30, 2010	December 31, 2009
Texas A&M University System / Prairie View A&M University (2)	2/1/96	9/1/23	$39,283	$38,918
Texas A&M University System / Texas A&M International	2/1/96	9/1/23	6,291	6,216
Texas A&M University System / Prairie View A&M University (3)	10/1/99	8/31/25 / 8/31/28	24,630	24,398
University of Houston System / University of Houston (4)	9/27/00	8/31/35	35,375	35,192
			105,579	104,724
Less accumulated amortization			(42,287)	(39,034)
On-campus participating properties, net			$63,292	$65,690

(1)	Represents the effective lease termination date. The Leases terminate upon the earlier to occur of the final repayment of the related debt or the end of the contractual lease term.

(2)	Consists of three phases placed in service between 1996 and 1998.

(3)	Consists of two phases placed in service in 2000 and 2003.

(4)	Consists of two phases placed in service in 2001 and 2005.

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

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the nine months ended September 30, 2010 and 2009, 99,071 and 2,000 Common Units, respectively, were converted into shares of the Company’s common stock.  As of September 30, 2010 and December 31, 2009, approximately 2% of the equity interests of the Operating Partnership was held by owners of Common Units and Series A Preferred Units.

8.   Investment in Unconsolidated Joint Ventures

Investments in unconsolidated joint ventures are accounted for utilizing the equity method.  As discussed in Note 2 herein, the equity method is used when the Company has the ability to exercise significant influence over operating and financial policies of the joint venture but does not have control of the joint venture.  Under the equity method, these investments are initially recognized in the balance sheet at cost and are subsequently adjusted to reflect the Company’s proportionate share of net earnings or losses of the joint venture, distributions received, contributions, and certain other adjustments, as appropriate.   When circumstances indicate there may have been a loss in value of an equity method investment, the Company evaluates the investment for impairment by estimating the Company’s ability to recover its investment from future expected discounted cash flows.  If the Company determines the loss in value is other than temporary, the Company recognizes an impairment charge to reflect the investment at fair value. The Company believes that there were no impairments of the carrying values of its equity method investments as of September 30, 2010.

Fidelity Joint Ventures:  Through September 1, 2010, the Company owned a 10% equity interest in two joint ventures with Fidelity.  One of the joint ventures (hereinafter referred to as “Fund II”) owns a total of 6 properties containing approximately 1,728 beds.  The other joint venture (hereinafter referred to as “Fund III”) owned a total of 11 properties containing 6,806 beds.

On September 1, 2010, the Company acquired the remaining 90% interest in Fund III from Fidelity.  The acquisition was accounted for as a business combination achieved in stages and as a result, the Company was required to remeasure its equity method investment in Fund III to its acquisition-date fair value and recognize the resulting gain in earnings. The acquisition date fair value of the Company’s 10% equity interest was approximately $8.5 million, which involved estimating the fair value of the real estate acquired and mortgage debt assumed.  The fair value of the real estate acquired was estimated based on income and market valuation techniques using information such as broker estimates, purchase prices for recent transactions on comparable assets and net operating income capitalization analyses using observable market inputs such as capitalization rates, asset quality grading, geographic location analysis, and local supply and demand observations.  The fair value of the mortgage debt assumed was estimated using observable inputs such as market rates for debt with the same or similar terms. The non-cash gain resulting from the remeasurement of the Company's equity method investment to its acquisition-date fair value of approximately $3.9 million is included in other nonoperating income in the accompanying consolidated statements of operations for the three and nine months ended September 30, 2010.  Subsequent to the acquisition, the Company now consolidates the 11 properties acquired.

As of September 30, 2010, the Company still owns a 10% interest in Fund II.  The Company’s equity method investment in the Fund II is included in other assets in the accompanying consolidated balance sheets, and the Company’s 10% share in the loss from Fund II is included in loss from unconsolidated joint ventures in the accompanying consolidated statements of operations.  Fund II is funded in part with secured third party debt in the amount of $88.0 million.  The Operating Partnership serves as non-recourse, carve-out guarantor of this debt, which means the Operating Partnership is liable to the lender for any loss, damage, cost, expense, liability, claim or other obligation incurred by the lender arising out of or in connection with certain non-recourse exceptions in connection with the debt.  Pursuant to the limited liability company agreement, Fund II agreed to indemnify, defend and hold harmless the Operating Partnership with respect to such obligations, except to the extent such obligations were caused by the willful misconduct, gross negligence, fraud or bad faith of the Operating Partnership or its employees, agents or affiliates.  Therefore, the Operating Partnership's exposure under the guarantees for obligations not caused by the willful misconduct, gross negligence, fraud or bad faith of the Operating Partnership or its employees, agents or affiliates is not expected to exceed the Company’s 10% proportionate interest in the related mortgage debt.  Due to Fund II’s limited liability company agreement not providing for maximum capital commitments from the members, the Company’s maximum exposure to loss stemming from its investment in Fund II could be unlimited.

The Company serves as property manager for all of the properties owned by Fund II.  The Company also served as property manager for all of the properties owned by Fund III until its acquisition of the remaining 90% interest in Fund III on September 1, 2010.  For the three months ended September 30, 2010 and 2009, the Company earned approximately $0.4 million and $0.6 million, respectively, in property management fees from Fund II and Fund III, and for the nine months ended September 30, 2010 and 2009, the Company earned approximately $1.5 million and $1.8 million, respectively, in property management fees from Fund II and Fund III.

Hampton Roads Joint Venture:  The Company also holds a noncontrolling equity interest in a joint venture that owns a military housing privatization project with the United States Navy to design, develop, construct, renovate, and manage unaccompanied soldier housing located on naval bases in Norfolk and Newport News, Virginia.  The project is financed through taxable revenue bonds, and the construction of the final phase of the project was completed in July 2010.  The Company’s investment in this joint venture at September 30, 2010 and December 31, 2009, respectively, is included in other assets in the accompanying consolidated balance sheets, and the Company’s share in the loss from this joint venture is included in loss from unconsolidated joint ventures in the accompanying consolidated statements of operations.  The Company earned combined development and management fees from this joint venture of approximately $0.6 million and $0.3 million for the three months ended September 30, 2010 and 2009, respectively, and $1.3 million and $0.9 million for the nine months ended September 30, 2010 and 2009, respectively.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.   Debt

A summary of the Company’s outstanding consolidated indebtedness, including unamortized debt premiums and discounts, is as follows:

	September 30, 2010	December 31, 2009
Debt secured by wholly-owned properties:
Mortgage loans payable	$907,662	$850,046
Construction loan payable	100,000	100,000
	1,007,662	950,046
Debt secured by on-campus participating properties:
Mortgage loans payable	32,499	32,718
Bonds payable	49,375	51,390
	81,874	84,108
Senior secured term loan	100,000	100,000
Secured agency facility	101,000	94,000
Unamortized debt premiums	16,520	3,765
Unamortized debt discounts	(7,009)	(8,464)
Total debt	$1,300,047	$1,223,455

Loans Assumed in Connection with Property Acquisitions

On September 1, 2010, the Company acquired the remaining 90% interest in 11 student housing properties previously owned in one of the Fidelity Joint Ventures in which the Company held a 10% interest (see Notes 3 and 8).  In connection with this acquisition, the Company assumed approximately $193.8 million of fixed-rate mortgage debt.  At the time of assumption, the fixed-rate mortgage debt had a weighted average annual interest rate of 5.99% and an average term to maturity of 3.8 years.  Upon assumption of this mortgage debt, the Company recorded debt premiums of approximately $14.3 million to reflect the estimated fair value of the debt assumed.  The Company also assumed approximately $7.2 million of variable-rate mortgage debt that was paid off by the Company in September.

Pay-off of Mortgage Debt

During the nine months ended September 30, 2010, the Company paid off approximately $103.5 million of fixed-rate mortgage debt and $7.2 million of variable-rate mortgage debt secured by seven of its wholly-owned properties.  The Company has no outstanding fixed-rate mortgage debt scheduled to mature throughout the remainder of 2010.

Secured Revolving Credit Facility

The Operating Partnership has a $225 million revolving credit facility that may be expanded by up to an additional $75 million upon the satisfaction of certain conditions.  The maturity date of the facility is August 14, 2012 and can be extended 12 months through August 2013.  As of September 30, 2010, the facility was secured by 10 of the Company’s wholly-owned properties.

Availability under the revolving credit facility is limited to an "aggregate borrowing base amount" equal to the lesser of (i) 50% to 65% of the value of certain properties, calculated as set forth in the credit facility, and (ii) the adjusted net operating income from these properties divided by a formula amount.  The facility bears interest at a variable rate, at the Company’s option, based upon a base rate or one-, two-, or three-month LIBOR, with a LIBOR floor of 2.0%, plus, in each case, a spread based upon the Company’s total leverage.  Additionally, the Company is required to pay an unused commitment fee of 0.35% per annum.  In August 2010, the Company paid off the entire balance on the facility using proceeds from the August 2010 equity offering (see Note 10).  As of September 30, 2010, the total availability under the facility totaled approximately $215.0 million.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The terms of the facility include certain restrictions and covenants, which limit, among other items, the incurrence of additional indebtedness, liens, and the disposition of assets. The facility contains customary affirmative and negative covenants and also contains financial covenants that, among other things, require the Company to maintain certain minimum ratios of "EBITDA" (earnings before interest, taxes, depreciation and amortization) to fixed charges and total indebtedness.  The Company may not pay distributions that exceed a specified percentage of funds from operations, as adjusted, for any four consecutive quarters.  The financial covenants also include consolidated net worth and leverage ratio tests.  As of September 30, 2010, the Company was in compliance with all such covenants.

Secured Agency Facility

The Company has a $125 million secured revolving credit facility with a Freddie Mac lender.  The facility has a five-year term and is currently secured by 11 properties referred to as the “Collateral Pool.”  The facility bears interest at one- or three-month LIBOR plus a spread that varies based on the debt service ratio of the Collateral Pool.  Additionally, the Company is required to pay an unused commitment fee of 1.0% per annum.  As of September 30, 2010, the balance outstanding on the secured agency facility totaled $101.0 million, bearing interest at a weighted average annual rate of 2.28%.  The secured agency facility includes some, but not all, of the same financial covenants as the secured revolving credit facility, described above.

Senior Secured Term Loan

The Operating Partnership has a $100 million senior secured term loan that matures on May 23, 2011 and can be extended through May 2012 through the exercise of a 12-month extension option.  The secured term loan bears interest at a variable rate, at the Company’s option, based upon a base rate or one-, two-, three-, or six-month LIBOR plus, in each case, a spread based upon the Company’s total leverage.  As of September 30, 2010, the balance outstanding on the secured term loan was $100 million.  The Company guarantees the Operating Partnership’s obligations under the secured term loan.  The secured term loan includes the same restrictions and covenants as the secured revolving credit facility, described above.

On February 23, 2009, the Company entered into two $50.0 million interest rate swap agreements effective March 20, 2009 through February 20, 2012, which are both used to hedge the Company’s exposure to fluctuations in interest payments on its LIBOR-based senior secured term loan.  Under the terms of the two interest rate swap agreements, the Company pays an average fixed rate of 1.7925% and receives a one-month LIBOR floating rate.  As a result of these two interest rate swaps, the Company effectively fixed the interest rate on its senior secured term loan to 3.80% as of September 30, 2010 (1.7952% + 2.00% spread).  In the event that the swaps at any time have a negative fair value below a certain threshold level, the Company is required to post cash into a collateral account pledged to the interest rate swap providers.  As of September 30, 2010, the Company had deposited approximately $0.9 million into a collateral account related to one of the interest rate swaps.  See Note 12 herein for a more detailed discussion of the Company’s derivative instruments and hedging activities.

10.  Stockholders’ Equity

On August 20, 2010, the Company completed an equity offering, consisting of the sale of 13,800,000 shares of the Company’s common stock at a price of $27.00 per share, including 1,800,000 shares issued as a result of the exercise of the underwriters’ overallotment option in full at closing.  The offering generated gross proceeds of $372.6 million.  The aggregate proceeds to the Company, net of the underwriting discount and expenses of the offering, were approximately $357.1 million.

In May 2010, the Company announced the establishment of an at-the-market share offering program (the “ATM Equity Program”) through which the Company may issue and sell, from time to time, shares of common stock having an aggregate offering price of up to $150 million.  Actual sales under the program will depend on a variety of factors, including, but not limited to, market conditions, the trading price of the Company’s common stock and determinations of the appropriate sources of funding for the Company.  During the three months ended September 30, 2010, the Company sold approximately 0.3 million shares at weighted average price of $28.42 per share for net proceeds of approximately $8.5 million after payment of approximately $0.1 million of commissions to the sales agents.  The Company may continue to sell shares of common stock under this program from time to time based on market conditions, although the Company is not under an obligation to sell any shares.  As of September 30, 2010, the Company had approximately $133.7 million available for issuance under this program.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.  Incentive Award Plan

In May 2010, the Company’s stockholders approved the American Campus Communities, Inc. 2010 Incentive Award Plan (the “2010 Plan”).  The 2010 Plan provides for the grant of various stock-based incentive awards to selected employees and directors of the Company and the Company’s affiliates.  The types of awards that may be granted under the 2010 Plan include incentive stock options, nonqualified stock options, restricted stock awards (“RSAs”), restricted stock units (“RSUs”), profits interest units (“PIUs”) and other stock-based awards.  The Company has reserved a total of 1.7 million shares of the Company’s common stock for issuance pursuant to the 2010 Plan, subject to certain adjustments for changes in the Company’s capital structure, as defined in the 2010 Plan.  As of September 30, 2010, 1,721,742 shares were available for issuance under the 2010 Plan.

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

Upon reelection to the Board of Directors in May 2010, the Chairman of the Board of Directors was granted RSUs valued at $51,500 and the remaining outside members were each granted RSUs valued at $41,500.  The number of RSUs was determined based on the fair market value of the Company’s stock on the date of grant, as defined in the Plan.  All awards vested and settled immediately on the date of grant, and the Company delivered shares of common stock and cash, as determined by the Compensation Committee of the Board of Directors.  A compensation charge of approximately $0.3 million was recorded during the three months ended June 30, 2010 related to these awards.  A summary of the Company’s RSUs under the Plan as of September 30, 2010 and changes during the nine months ended September 30, 2010, is presented below:

Number of RSUs
Outstanding at December 31, 2009	5,376
Granted	9,674
Settled in common shares	(5,894)
Settled in cash	(9,156)
Outstanding at September 30, 2010	-

Restricted Stock Awards

The Company awards RSAs to its executive officers and certain employees that vest in equal annual installments over a five year period.  Unvested awards are forfeited upon the termination of an individual’s employment with the Company under specified circumstances.  Recipients of RSAs receive dividends, as declared by the Company’s Board of Directors, on unvested shares, provided that the recipient continues to be employed by the Company.  A summary of the Company’s RSAs under the Plan as of September 30, 2010 and changes during the nine months ended September 30, 2010, is presented below:

Number of RSAs
Nonvested balance at December 31, 2009	461,935
Granted	206,711
Vested	(84,631)
Forfeited	(74,411)
Nonvested balance at September 30, 2010	509,604

The Company recognizes the value of these awards as an expense over the vesting periods, which amounted to approximately $0.9 million and $0.7 million for the three months ended September 30, 2010 and 2009, respectively, and $2.7 million and $2.0 million for the nine months ended September 30, 2010 and 2009, respectively.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income (Loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  During the nine months ended September 30, 2010, such derivatives were used to hedge the variable cash flows associated with the Company’s $100 million senior secured term loan and the Cullen Oaks Phase I and Phase II loans.

The following table summarizes the Company’s outstanding interest rate swap contracts as of September 30, 2010:

Date Entered	Effective Date	Maturity Date	Pay Fixed Rate	Receive Floating Rate Index	Notional Amount	Fair Value
Feb. 12, 2007	Feb. 15, 2007	Feb. 15, 2014	6.689%	LIBOR – 1 mo. plus 1.35%	$33,156	$(4,568)
Feb. 23, 2009	March 20, 2009	Feb. 20, 2012	1.785%	LIBOR – 1 month	50,000	(983)
Feb. 23, 2009	March 20, 2009	Feb. 20, 2012	1.800%	LIBOR – 1 month	50,000	(992)

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of September 30, 2010 and December 31, 2009:

	Derivative Liabilities
	As of September 30, 2010		As of December 31, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swap contracts	Other liabilities	$6,543	Other Liabilities	$4,356
Total derivatives designated as hedging instruments		$6,543		$4,356

The table below presents the effect of the Company’s derivative financial instruments on other comprehensive income (“OCI”) for the nine months ended September 30, 2010 and 2009:

	Amount of (Loss) Income Recognized in OCI on Derivative (Effective Portion)
	Nine Months Ended September 30,
Cash Flow Hedging Relationships	2010	2009
Interest rate swap contracts	$(2,187)	$302
Total	$(2,187)	$302

The Company reported a comprehensive loss of $10.1 million for the nine months ended September 30, 2009, which includes a net loss of $10.4 million offset by an unrealized gain of $0.3 million (reflected in the table above).

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.   Fair Value Disclosures

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring and nonrecurring basis as of September 30, 2010, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.  In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities the Company has the ability to access.  Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.  Level 2 inputs include quoted prices for similar assets and liabilities in active markets and inputs other than quoted prices observable for the asset or liability, such as interest rates and yield curves observable at commonly quoted intervals.  Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

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

Fair Value Measurements on a Recurring or Nonrecurring Basis as of September 30, 2010

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at September 30, 2010
Liabilities:
Derivative financial instruments	$-	$6,543	$-	$6,543

The Company uses derivative financial instruments, specifically interest rate swaps, for nontrading purposes.  The Company uses interest rate swaps to manage interest rate risk arising from previously unhedged interest payments associated with variable rate debt.  Through September 30, 2010, derivative financial instruments were designated and qualified as cash flow hedges.  Derivative contracts with positive net fair values inclusive of net accrued interest receipts or payments, are recorded in other assets.  Derivative contracts with negative net fair values, inclusive of net accrued interest payments or receipts, are recorded in other liabilities.  The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative.  This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves.  The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.

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

Although the Company has determined the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparty.  However, as of September 30, 2010, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivative financial instruments.  As a result, the Company has determined its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

Other Fair Value Disclosures

Cash and Cash Equivalents, Restricted Cash, Student Contracts Receivable, Other Assets, Account Payable and Accrued Expenses and Other Liabilities:  The Company estimated that the carrying amount approximates fair value, due to the short maturity of these instruments.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The table below contains the estimated fair value and related carrying amounts for the Company’s mortgage loans and bonds payable as of September 30, 2010 and December 31, 2009:

	September 30, 2010		December 31, 2009
	Fair Value	Carrying Amount	Fair Value	Carrying Amount
Mortgage loans	$1,021,212	$949,672	$912,332	$878,065
Bonds payable	51,413	49,375	49,865	51,390

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

In the normal course of business, the Company enters into various development-related purchase commitments with parties that provide development-related goods and services.  In the event that the Company was to terminate development services prior to the completion of projects under construction, the Company could potentially be committed to satisfy outstanding purchase orders with such parties.  At September 30, 2010, management did not anticipate any material deviations from schedule or budget related to third-party development projects currently in progress.

Guaranty of Joint Venture Mortgage Debt: As mentioned in Note 8, Fund II is funded in part with secured third party debt in the amount of $88.0 million.  The Operating Partnership serves as non-recourse, carve-out guarantor of this debt, which means the Operating Partnership is liable to the lender for any loss, damage, cost, expense, liability, claim or other obligation incurred by the lender arising out of or in connection with certain non-recourse exceptions in connection with the debt.  Pursuant to the limited liability company agreement, Fund II agreed to indemnify, defend and hold harmless the Operating Partnership with respect to such obligations, except to the extent such obligations were caused by the willful misconduct, gross negligence, fraud or bad faith of the Operating Partnership or its employees, agents or affiliates.  Therefore, the Operating Partnership's exposure under the guarantees for obligations not caused by the willful misconduct, gross negligence, fraud or bad faith of the Operating Partnership or its employees, agents or affiliates is not expected to exceed the Company’s 10% proportionate interest in the related mortgage debt.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has estimated the fair value of guarantees entered into to be immaterial.  The Company’s estimated maximum exposure amount under the above guarantees is approximately $99.8 million.

Contingencies

Gain on Insurance Settlement:  In April 2010, the Company’s Campus Trails property located in Starkville, Mississippi had 72 beds destroyed by a fire, which are currently in the process of being rebuilt.  This fire caused substantial business interruption and property damage, both of which are covered under the Company’s existing insurance policies.  Management anticipates that the ultimate proceeds received from insurance will exceed the book value of the property destroyed, and accordingly a gain on insurance settlement will be recorded in a future period.  Management anticipates that the gain will be recorded during the fourth quarter 2010, once all contingencies have been resolved and the amount of the gain is determinable.

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

Letters of Intent:  In the ordinary course of the Company’s business, the Company enters into letters of intent indicating a willingness to negotiate for acquisitions, dispositions or joint ventures.  Such letters of intent are non-binding, and neither party to the letter of intent is obligated to pursue negotiations unless and until a definitive contract is entered into by the parties.  Even if definitive contracts are entered into, the letters of intent relating to the acquisition and disposition of real property and resulting contracts generally contemplate that such contracts will provide the acquirer with time to evaluate the property and conduct due diligence, during which periods the acquirer will have the ability to terminate the contracts without penalty or forfeiture of any deposit or earnest money.  There can be no assurance that definitive contracts will be entered into with respect to any matter covered by letters of intent or that the Company will consummate any transaction contemplated by any definitive contract.  Furthermore, due diligence periods for real property are frequently extended as needed.  Once the due diligence period expires, the Company is then at risk under a real property acquisition contract, but only to the extent of any earnest money deposits associated with the contract.

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

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Wholly-Owned Properties
Rental revenues	$75,647	$68,001	$215,882	$197,934
Interest and other income	16	9	36	30
Total revenues from external customers	75,663	68,010	215,918	197,964
Operating expenses before depreciation, amortization, ground/facility lease and allocation of corporate overhead	41,877	38,006	106,143	100,798
Ground/facility leases	288	251	820	763
Interest expense	11,607	12,861	35,263	39,838
Other nonoperating income	-	-	-	402
Operating income before depreciation, amortization, and allocation of corporate overhead	$21,891	$16,892	$73,692	$56,967
Depreciation and amortization	$18,439	$16,549	$50,876	$52,601
Capital expenditures	$19,762	$31,537	$34,785	$99,893
Total segment assets at September 30,	$2,419,522	$2,134,602	$2,419,522	$2,134,602

On-Campus Participating Properties
Rental revenues	$4,654	$4,433	$16,107	$15,229
Interest and other income	2	7	10	40
Total revenues from external customers	4,656	4,440	16,117	15,269
Operating expenses before depreciation, amortization, ground/facility lease and allocation of corporate overhead	2,683	2,544	7,373	7,085
Ground/facility lease	599	223	1,391	715
Interest expense	1,505	1,535	4,521	4,650
Operating (loss) income before depreciation, amortization and allocation of corporate overhead	$(131)	$138	$2,832	$2,819
Depreciation and amortization	$1,094	$1,087	$3,253	$3,269
Capital expenditures	$631	$464	$855	$645
Total segment assets at September 30,	$78,356	$78,577	$78,356	$78,577

Development Services
Development and construction management fees from external customers	$6,056	$1,760	$8,258	$3,698
Operating expenses before allocation of corporate overhead	2,040	2,205	6,372	6,580
Operating income (loss) before depreciation, amortization and allocation of corporate overhead	$4,016	$(445)	$1,886	$(2,882)
Total segment assets at September 30,	$4,508	$7,724	$4,508	$7,724

Property Management Services
Property management fees from external customers	$2,274	$2,229	$6,609	$6,576
Intersegment revenues	2,809	2,682	8,395	7,929
Total revenues	5,083	4,911	15,004	14,505
Operating expenses before allocation of corporate overhead	1,957	1,816	5,771	5,583
Operating income before depreciation, amortization and allocation of corporate overhead	$3,126	$3,095	$9,233	$8,922
Total segment assets at September 30,	$4,498	$4,715	$4,498	$4,715

Reconciliations
Total segment revenues	$91,458	$79,121	$255,297	$231,436
Unallocated interest income earned on corporate cash	24	4	29	29
Elimination of intersegment revenues	(2,809)	(2,682)	(8,395)	(7,929)
Total consolidated revenues, including interest income	$88,673	$76,443	$246,931	$223,536
Segment operating income before depreciation, amortization and allocation of corporate overhead	$28,902	$19,680	$87,643	$65,826
Depreciation and amortization	(21,218)	(18,811)	(58,558)	(59,293)
Net unallocated expenses relating to corporate overhead	(7,347)	(4,697)	(19,463)	(12,894)
Loss from unconsolidated joint ventures	(9)	(907)	(2,134)	(1,944)
Non-cash gain on fair value remeasurement of equity method investment	3,901	-	3,901	-
Income tax provision	(143)	(135)	(428)	(405)
Income (loss) from continuing operations	$4,086	$(4,870)	$10,961	$(8,710)

Total segment assets	$2,506,884	$2,225,618	$2,506,884	$2,225,618
Unallocated corporate assets	153,668	74,085	153,668	74,085
Total assets at September 30,	$2,660,552	$2,299,703	$2,660,552	$2,299,703

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.  Subsequent Events

Acquisition of Joint Venture:  On November 3, 2010, the Company acquired the remaining 90% interest in three student housing properties previously owned in Fund II, a joint venture in which the Company previously held a 10% interest, for a purchase price of approximately $17.8 million.  This acquisition consists of two properties in Charlotte, North Carolina located near the campus of the University of North Carolina at Charlotte and one property in Denton, Texas located near the campus of the University of North Texas.  As part of the transaction, the Company assumed $46.8 million of fixed-rate mortgage debt with a weighted average annual interest rate of 5.51% and an average term to maturity of 1.92 years.  Two of the joint venture properties are not included in the acquisition and will remain in Fund II.

Distributions:  On November 3, 2010, the Company declared a third quarter 2010 distribution per share of $0.3375, which will be paid on November 30, 2010 to all common stockholders of record as of November 16, 2010.  At the same time, the Operating Partnership will pay an equivalent amount per unit to holders of Common Units, as well as the quarterly cumulative preferential distribution to holders of Series A Preferred Units (see Note 7).

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

As of September 30, 2010, our property portfolio contained 99 student housing properties with approximately 61,400 beds in approximately 19,800 apartment units.  Our property portfolio consisted of 92 owned off-campus properties that are in close proximity to colleges and universities, three American Campus Equity (“ACE®”) properties operated under ground/facility leases with two university systems and four on-campus participating properties operated under ground/facility leases with the related university systems.  As of September 30, 2010, we also owned a noncontrolling interest in one joint venture that owned an aggregate of six student housing properties with approximately 3,000 beds in approximately 900 units.  Our communities contain modern housing units and are supported by a resident assistant system and other student-oriented programming, with many offering resort-style amenities.

Through our taxable REIT subsidiaries (“TRS”), we provide construction management and development services, primarily for student housing properties owned by colleges and universities, charitable foundations, and others.  As of September 30, 2010, we provided third-party management and leasing services for 36 properties (nine of which we served as the third-party developer and construction manager) that represented approximately 27,800 beds in approximately 10,600 units.  Third-party management and leasing services are typically provided pursuant to multi-year management contracts that have initial terms that range from one to five years.  As of September 30, 2010, our total owned, joint venture and third-party managed portfolio was comprised of 141 properties with approximately 92,200 beds in approximately 31,300 units.

Third-Party Development Services

Our third-party development and construction management services as of September 30, 2010 consisted of two projects under contract and currently in progress with fees ranging from $2.2 million to $2.5 million.  As of September 30, 2010, fees of approximately $1.5 million remained to be earned by us with respect to these two projects, which both have scheduled completion dates of August 2011.

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

Acquisitions

On September 1, 2010, we acquired the remaining 90% interest in 11 student housing properties previously owned in a joint venture in which we held a 10% interest, for a purchase price of $74.9 million.  The acquired properties contain 6,806 beds located in various markets throughout the country.  As part of the transaction, we assumed $193.8 million of fixed-rate mortgage debt with a weighted average annual interest rate of 5.99% and an average term to maturity of 3.8 years.  We also assumed a $7.2 million variable-rate mortgage loan that was paid off in September.

On November 3, 2010, we acquired the remaining 90% interest in three student housing properties containing 1,728 beds owned in another joint venture in which we previously held a 10% interest for a purchase price of $17.8 million.  As part of the transaction, we assumed $46.8 million in mortgage loan debt at a weighted average interest rate of 5.51%.  Two of the joint venture properties were not included in the acquisition and will remain in the existing joint venture.

In July 2010, we acquired a 201-unit, 487-bed wholly-owned property (Sanctuary Lofts) located near the campus of Texas State University in San Marcos, Texas, for a purchase price of $21.4 million, which excludes approximately $1.8 million of anticipated transaction costs, initial integration expenses and capital expenditures necessary to bring this property up to our operating standards.  We did not assume any debt as part of this transaction.

Owned Development Activities

Overview:  As of September 30, 2010, we were in the process of constructing two owned off-campus properties and one ACE property that will be operated under a ground/facility lease with a related university system.  We estimate that the total development costs relating to these activities will be approximately $102.6 million.  As of September 30, 2010, we have incurred development costs of approximately $27.3 million in connection with these properties, including land costs of approximately $7.6 million.  Remaining development costs are estimated to be approximately $75.3 million.  The activities are described below:

Villas at Babcock: As of September 30, 2010, our Villas at Babcock owned off-campus property was under construction with total development costs estimated to be approximately $35.4 million.  The project is scheduled to complete construction and open for occupancy in August 2011 and will serve students attending the University of Texas – San Antonio.  As of September 30, 2010, the project was approximately 26% complete, and we estimate that remaining development costs will be approximately $22.8 million.  As of September 30, 2010, we have funded 100% of the project’s development costs and plan to fund the remaining development costs internally.

Lobo Village (formerly University of New Mexico Phase I): As of September 30, 2010, our Lobo Village ACE property was under construction with total development costs estimated to be approximately $39.2 million.  The project is scheduled to complete construction and open for occupancy in August 2011 and will serve students attending the University of New Mexico.  As of September 30, 2010, the project was approximately 16% complete, and we estimate that remaining development costs will be approximately $30.8 million.  As of September 30, 2010, we have funded 100% of the project’s development costs and plan to fund the remaining development costs internally.

Villas on Sycamore: As of September 30, 2010, our Villas on Sycamore owned off-campus property was under construction with total development costs estimated to be approximately $28.0 million.  The project is scheduled to complete construction and open for occupancy in August 2011 and will serve students attending Sam Houston State University.  As of September 30, 2010, the project was approximately 12% complete, and we estimate that remaining development costs will be approximately $21.7 million.  As of September 30, 2010, we have funded 100% of the project’s development costs and plan to fund the remaining development costs internally.

ATM Equity Program

In May 2010, we announced the establishment of an at-the-market share offering program (the “ATM Equity Program”) through which we may issue and sell, from time to time, shares of common stock having an aggregate offering price of up to $150 million.  Actual sales under the program will depend on a variety of factors, including, but not limited to, market conditions, the trading price of the Company’s common stock and determinations of the appropriate sources of funding for the Company. During the three months ended September 30, 2010, we sold approximately 0.3 million shares at weighted average price of $28.42 per share for net proceeds of approximately $8.5 million, after payment of approximately $0.1 million of commissions to the sales agents.  We may continue to sell shares of common stock under this program from time to time based on market conditions, although we are not under an obligation to sell any shares. As of September 30, 2010, we had approximately $133.7 million available for issuance under this program.

Property Operations

As of September 30, 2010 our property portfolio consisted of the following:
PROPERTY	YR ACQUIRED / DEVELOPED (1)	LOCATION	PRIMARY UNIVERSITY SERVED	UNITS	BEDS
Wholly-Owned properties:
1. Villas on Apache	1999	Tempe, AZ	Arizona State University Main Campus	111	288
2. River Club Apartments	1999	Athens, GA	The University of Georgia – Athens	266	792
3. River Walk Townhomes	1999	Athens, GA	The University of Georgia – Athens	100	336
4. The Village at Blacksburg	2000	Blacksburg, VA	Virginia Polytechnic Inst. & State University	288	1,056
5. The Callaway House	2001	College Station, TX	Texas A&M University	173	538
6. The Village at Alafaya Club	2000	Orlando, FL	The University of Central Florida	228	839
7. The Village at Science Drive	2001	Orlando, FL	The University of Central Florida	192	732
8. University Village at Boulder Creek	2002	Boulder, CO	The University of Colorado at Boulder	82	309
9. University Village at Fresno	2004	Fresno, CA	California State University – Fresno	105	406
10. University Village at TU (2)	2004	Philadelphia, PA	Temple University	220	749
11. University Club Townhomes	2005	Tallahassee, FL	Florida State University	152	608
12. The Grove at University Club	2005	Tallahassee, FL	Florida State University	64	128
13. College Club Tallahassee	2005	Tallahassee, FL	Florida A&M University	96	384
14. The Greens at College Club	2005	Tallahassee, FL	Florida A&M University	40	160
15. University Club Apartments	2005	Gainesville, FL	University of Florida	94	376
16. City Parc at Fry Street	2005	Denton, TX	University of North Texas	136	418
17. The Estates	2005	Gainesville, FL	University of Florida	396	1,044
18. University Village at Sweet Home	2005	Amherst, NY	State University of New York – Buffalo	269	828
19. Entrada Real	2006	Tucson, AZ	University of Arizona	98	363
20. Royal Oaks	2006	Tallahassee, FL	Florida State University	82	224
21. Royal Pavilion	2006	Tallahassee, FL	Florida State University	60	204
22. Royal Village Tallahassee	2006	Tallahassee, FL	Florida State University	75	288
23. Royal Village Gainesville	2006	Gainesville, FL	University of Florida	118	448
24. Northgate Lakes	2006	Orlando, FL	The University of Central Florida	194	710
25. Royal Lexington	2006	Lexington, KY	University of Kentucky	94	364
26. The Woods at Greenland	2006	Murfreesboro, TN	Middle Tennessee State University	78	276
27. Raider’s Crossing	2006	Murfreesboro, TN	Middle Tennessee State University	96	276
28. Raider’s Pass	2006	Lubbock, TX	Texas Tech University	264	828
29. Aggie Station	2006	College Station, TX	Texas A&M University	156	450
30. The Outpost - San Marcos	2006	San Marcos, TX	Texas State University – San Marcos	162	486
31. The Outpost - San Antonio	2006	San Antonio, TX	University of Texas – San Antonio	276	828
32. Callaway Villas	2006	College Station, TX	Texas A&M University	236	704
33. The Village on Sixth Avenue	2007	Huntington, WV	Marshall University	248	752
34. Newtown Crossing	2007	Lexington, KY	University of Kentucky	356	942
35. Olde Towne University Square	2007	Toledo, OH	University of Toledo	224	550
36. Peninsular Place	2007	Ypsilanti, MI	Eastern Michigan University	183	478
37. University Centre	2007	Newark, NJ	Rutgers University, NJIT, Essex CCC	234	838
38. Sunnyside Commons	2008	Morgantown, WV	West Virginia University	68	161
39. Pirate’s Place Townhomes	2008	Greenville, NC	East Carolina University	144	528
40. The Highlands	2008	Reno, NV	University of Nevada at Reno	216	732
41. Jacob Heights I	2008	Mankato, MN	Minnesota State University	42	162

PROPERTY	YR ACQUIRED / DEVELOPED (1)	LOCATION	PRIMARY UNIVERSITY SERVED	UNITS	BEDS
42. Jacob Heights III	2008	Mankato, MN	Minnesota State University	24	96
43. The Summit	2008	Mankato, MN	Minnesota State University	192	672
44. GrandMarc – Seven Corners	2008	Minneapolis, MN	University of Minnesota	186	440
45. University Village – Sacramento	2008	Sacramento, CA	California State University – Sacramento	250	394
46. Aztec Corner	2008	San Diego, CA	San Diego State University	180	606
47. University Crossings	2008	Philadelphia, PA	University of Pennsylvania / Drexel	260	1,016
48. Campus Corner	2008	Bloomington, IN	Indiana University	254	796
49. Tower at 3rd	2008	Champaign, IL	University of Illinois	187	375
50. University Mills	2008	Cedar Falls, IA	University of Northern Iowa	121	481
51. Pirates Cove	2008	Greenville, NC	East Carolina University	264	1,056
52. University Manor	2008	Greenville, NC	East Carolina University	168	600
53. Brookstone Village	2008	Wilmington, NC	UNC – Wilmington	124	238
54. Campus Walk – Wilmington	2008	Wilmington, NC	UNC – Wilmington	289	290
55. Campus Club – Statesboro	2008	Statesboro, GA	Georgia Southern University	276	984
56. University Pines	2008	Statesboro, GA	Georgia Southern University	144	552
57. Lakeside Apartments	2008	Athens, GA	University of Georgia	244	776
58. The Club	2008	Athens, GA	University of Georgia	120	480
59. The Edge - Orlando	2008	Orlando, FL	Central Florida	306	930
60. University Place	2008	Charlottesville, VA	University of Virginia	144	528
61. Southview Apartments	2008	Harrisonburg, VA	James Madison University	240	960
62. Stone Gate Apartments	2008	Harrisonburg, VA	James Madison University	168	672
63. The Commons	2008	Harrisonburg, VA	James Madison University	132	528
64. University Gables	2008	Murfreesboro, TN	Middle Tennessee State University	168	648
65. Campus Ridge	2008	Johnson City, TN	East Tennessee State University	132	528
66. The Enclave I	2008	Bowling Green, OH	Bowling Green State University	120	480
67. Hawks Landing	2008	Oxford, OH	Miami University of Ohio	122	484
68. Willow Tree Apartments	2008	Ann Arbor, MI	University of Michigan	310	568
69. Willow Tree Towers	2008	Ann Arbor, MI	University of Michigan	163	283
70. Abbott Place	2008	East Lansing, MI	Michigan State University	222	654
71. The Centre	2008	Kalamazoo, MI	Western Michigan University	232	700
72. University Meadows	2008	Mt. Pleasant, MI	Central Michigan University	184	616
73. Campus Way	2008	Tuscaloosa, AL	University of Alabama	196	684
74. Campus Trails	2008	Starkville, MS	Mississippi State University	156	480
75. University Pointe	2008	Lubbock, TX	Texas Tech University	204	682
76. University Trails	2008	Lubbock, TX	Texas Tech University	240	684
77. Vista del Sol - ACE (3)	2008	Tempe, AZ	Arizona State University	613	1,866
78. Villas at Chestnut Ridge	2008	Amherst, NY	State University of New York – Buffalo	196	552
79. Barrett Honors College - ACE (3)	2009	Tempe, AZ	Arizona State University	604	1,721
80. University Heights	2010	Birmingham, AL	University of Alabama at Birmingham	176	528
81. Sanctuary Lofts	2010	San Marcos, TX	Texas State University – San Marcos	201	487
82. Lions Crossing	2010	State College, PA	Penn State University	204	696
83. Nittany Crossing	2010	State College, PA	Penn State University	204	684
84. State College Park	2010	State College, PA	Penn State University	196	752
85. The View	2010	Lincoln, NE	University of Nebraska	157	590

PROPERTY	YEAR ACQUIRED / DEVELOPED (1)	LOCATION	PRIMARY UNIVERSITY SERVED	UNITS	BEDS
86. Chapel Ridge	2010	Chapel Hill, NC	UNC – Chapel Hill	180	544
87. Chapel View	2010	Chapel Hill, NC	UNC – Chapel Hill	224	358
88. University Oaks	2010	Columbia, SC	University of South Carolina	181	662
89. Blanton Commons	2010	Valdosta, GA	Valdosta State University	276	860
90. Burbank Commons	2010	Baton Rouge, LA	Louisiana State University	134	532
91. University Crescent	2010	Baton Rouge, LA	Louisiana State University	192	612
92. University Greens	2010	Norman, OK	University of Oklahoma	156	516
93. Villas at Babcock (4)	2011	San Antonio, TX	University of Texas-San Antonio	204	792
94. Lobo Village (5)	2011	Albuquerque, NM	University of New Mexico	216	864
95. Villas on Sycamore (4)	2011	Huntsville, TX	Sam Houston State University	170	680
Total wholly-owned properties				17,922	56,840

On-campus participating properties:
96. University Village – PVAMU	1996 / 97 / 98	Prairie View, TX	Prairie View A&M University	612	1,920
97. University College – PVAMU	2000 / 2003	Prairie View, TX	Prairie View A&M University	756	1,470
98. University Village – TAMIU	1997	Laredo, TX	Texas A&M International University	84	250
99. Cullen Oaks – Phase I and II	2001 / 2006	Houston, TX	The University of Houston	411	879
Total on-campus participating properties				1,863	4,519

Total – all properties				19,785	61,359

(1)	As of September 30, 2010, the average age of our wholly-owned properties was approximately 11.3 years.

(2)	Subject to a 75-year ground lease with Temple University.

(3)	Subject to a 65-year ground/facility lease with Arizona State University.

(4)	Currently under development with a scheduled completion date of August 2011.

(5)	Currently under development with a scheduled completion date of August 2011. Subject to a 40-year ground/facility lease with the University of New Mexico.

Results of Operations

Comparison of the Three Months Ended September 30, 2010 and September 30, 2009

The following table presents our results of operations for the three months ended September 30, 2010 and 2009, including the amount and percentage change in these results between the two periods:

	Three Months Ended September 30,
	2010	2009	Change ($)	Change (%)
Revenues
Wholly-owned properties	$75,210	$67,713	$7,497	11.1%
On-campus participating properties	4,654	4,433	221	5.0%
Third party development services	6,056	1,760	4,296	244.1%
Third party management services	2,274	2,229	45	2.0%
Resident services	437	288	149	51.7%
Total revenues	88,631	76,423	12,208	16.0%

Operating expenses
Wholly-owned properties	41,661	37,633	4,028	10.7%
On-campus participating properties	2,857	2,690	167	6.2%
Third party development and management services	2,754	2,842	(88)	(3.1%)
General and administrative	3,716	2,667	1,049	39.3%
Depreciation and amortization	19,980	17,977	2,003	11.1%
Ground/facility leases	888	474	414	87.3%
Total operating expenses	71,856	64,283	7,573	11.8%

Operating income	16,775	12,140	4,635	38.2%

Nonoperating income and (expenses)
Interest income	42	20	22	110.0%
Interest expense	(15,242)	(15,154)	(88)	0.6%
Amortization of deferred financing costs	(1,238)	(834)	(404)	48.4%
Loss from unconsolidated joint ventures	(9)	(907)	898	(99.0%)
Other nonoperating income	3,901	-	3,901	100.0%
Total nonoperating income and (expenses)	(12,546)	(16,875)	4,329	(25.7%)

Income (loss) before income taxes and discontinued operations	4,229	(4,735)	8,964	(189.3%)
Income tax provision	(143)	(135)	(8)	5.9%
Income (loss) from continuing operations	4,086	(4,870)	8,956	(183.9%)

Loss attributable to discontinued operations	-	(877)	877	(100.0%)

Net income (loss)	4,086	(5,747)	9,833	(171.1%)
Net income attributable to noncontrolling interests	(181)	(57)	(124)	217.5%
Net income (loss) attributable to common shareholders	$3,905	$(5,804)	$9,709	(167.3%)

Wholly-Owned Properties Operations

Revenues from our wholly-owned properties for the three months ended September 30, 2010 compared to the three months ended September 30, 2009 increased by $7.5 million due to the acquisition of an 11-property portfolio from one of our unconsolidated joint ventures in September 2010, the improved lease-up for the 2010/2011 academic year, the acquisition of two properties in March and July 2010, and the completion of construction of Barrett Honors College in August 2009.  Operating expenses increased approximately $4.0 million for the three months ended September 30, 2010 as compared to the prior year, primarily due to the same factors which affected the increase in revenues.

New Property Operations.  Our new properties for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009 consist of the following:  (i) an 11-property portfolio containing 6,806 beds acquired in September 2010 from a joint venture in which we previously held a 10% interest; (ii) Sanctuary Lofts, a 487-bed property serving students attending Texas State University in San Marcos that we acquired in July 2010;  (iii) Campus Trails, a 480-bed property serving students attending Mississippi State University that experienced significant property damage in April 2010 as a result of a fire in which 72 beds were destroyed and are currently in the process of being rebuilt;  (iv) University Heights, a 528-bed property serving students attending the University of Alabama at Birmingham that we acquired in March 2010; and (v) Barrett Honors College at Arizona State University, which completed construction and opened for occupancy in September 2009.   These new properties contributed an additional $4.7 million of revenues and an additional $3.2 million of operating expenses during the three months ended September 30, 2010 as compared to the three months ended September 30, 2009.

Same Store Property Operations (Excluding New Property Activity).  We had 77 properties containing 44,402 beds that were operating during both of the three month periods ended September 30, 2010 and 2009.  These properties produced revenues of $68.4 million and $65.5 million during the three months ended September 30, 2010 and 2009, respectively, an increase of $2.9 million.  This increase was primarily due to an increase in average occupancy from 92.7% during the three months ended September 30, 2009 to 96.4% during the three months ended September 30, 2010.  Future revenues will be dependent on our ability to maintain our current leases in effect for the 2010/2011 academic year and our ability to obtain appropriate rental rates and desired occupancy for the 2011/2012 academic year at our various properties during our leasing period, which typically begins in January and ends in August.

At these existing same store properties, operating expenses increased by $0.8 million, from $36.9 million for the three months ended September 30, 2009 to $37.7 million for the three months ended September 30, 2010.  This increase was a result of increased utilities and maintenance costs that were a result of the increased occupancy discussed above.  We anticipate that operating expenses for our same store property portfolio for the full year 2010 will increase slightly as compared with 2009 as a result of expected increases in utility costs and general inflation, offset by decreased marketing costs.

On-Campus Participating Properties (“OCPP”) Operations

We had four participating properties containing 4,519 beds which were operating during both of the three month periods ended September 30, 2010 and 2009.  Revenues from our on-campus participating properties increased to $4.6 million during the three months ended September 30, 2010 from $4.4 million for the three months ended September 30, 2009, an increase of $0.2 million.  This increase was primarily a result of an increase in average rental rates during the three months ended September 30, 2010 as compared to the prior year, as well as an increase in average occupancy from 68.6% for the three months ended September 30, 2009 to 69.6% for the three months ended September 30, 2010.  Occupancy at our on-campus participating properties is low during the summer months due to the expiration of the 9-month leases concurrent with the end of the spring semester.  We anticipate that revenues from our on-campus participating properties for the full year 2010 will increase slightly from anticipated increases in both average rental rates and occupancy.

At these properties, operating expenses increased from $2.7 million for the three months ended September 30, 2009 to $2.9 million for the three months ended September 30, 2010, an increase of $0.2 million.  This increase was primarily due to an increase in bad debt expense.  We anticipate that operating expenses for the full year 2010 will increase slightly as compared to 2009 as a result of expected increases in utility costs, employee benefit costs and general inflation.

Third Party Development Services Revenue

Third party development services revenue increased by $4.3 million, from $1.8 million during the three months ended September 30, 2009 to $6.1 million for the three months ended September 30, 2010.  This increase was primarily due to $4.7 million of revenue earned during the three months ended September 30, 2010 related to our participation in cost savings on the University of California – Irvine Phase III project, which completed construction and opened for occupancy in August 2010.  Closing of additional third-party development projects during the remainder of 2010 will be dependent upon the Company’s university clients obtaining project financing, which has been adversely affected by current capital market conditions.

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

Third Party Management Services Revenue

Third party management services revenue remained relatively constant at $2.3 million for the three months ended September 30, 2010 as compared to $2.2 million for the three months ended September 30, 2009.  We experienced a decrease in management services revenue of $0.1 million during the three months ended September 30, 2010 as a result of our September 2010 purchase of an 11-property portfolio from a joint venture in which we previously held a 10% interest.  This decrease was offset by additional revenue of $0.2 million related to our Hampton Roads property, which completed the final phase of construction in July 2010.  We anticipate third party management services revenue to decrease slightly for the full year 2010 primarily as a result of lost management fee revenue related to the 11 properties purchased from the joint venture in September 2010 and three properties purchased from another joint venture in November 2010, offset by additional revenue earned from new management contracts commencing in 2009 and 2010.

General and Administrative

General and administrative expenses increased by $1.0 million, from $2.7 million during the three months ended September 30, 2009 to $3.7 million for the three months ended September 30, 2010.  This increase was primarily a result of $0.9 million of acquisition-related costs such as broker fees, due diligence costs and legal and accounting fees incurred for property acquisitions completed during the three months ended September 30, 2010.  Under previous accounting guidance, such costs would have been capitalized as part of the acquisition; however, under new accounting requirements, these costs are expensed in the period incurred.  We anticipate general and administrative expenses for the full year 2010 to increase slightly as a result of the acquisition-related costs described previously as well an increase in employee benefit costs and general inflation.

Depreciation and Amortization

Depreciation and amortization increased by $2.0 million, from $18.0 million during the three months ended September 30, 2009 to $20.0 million for the three months ended September 30, 2010.  This increase was due to additional depreciation and amortization expense of approximately $0.9 million recorded during the three months ended September 30, 2010 related to the September 2010 acquisition of an 11-property portfolio from a joint venture in which we previously held a 10% interest, as well as additional depreciation and amortization expense of $1.4 million during the three months ended September 30, 2010 as compared to the same period in 2009 related to renovation projects completed during 2009 at several of the properties acquired from GMH.  Additionally, the opening of Barrett Honors College in August 2009 and the two other properties acquired in March and July 2010 contributed an additional $0.8 million of depreciation and amortization expense during the three months ended September 30, 2010 as compared to the three months ended September 30, 2009.  These increases were offset by a decrease in depreciation and amortization expense of approximately $1.2 million related to the value assigned to in-place leases at the properties acquired from GMH, which was fully amortized by the end of 2009.  We expect depreciation and amortization expense to increase for the full year 2010 as a result of the properties acquired during 2010 and renovations completed during 2009 at several GMH properties, offset by the value assigned to in-place leases at the time of the GMH acquisition being fully amortized in 2009.

Ground/Facility Leases

Ground/facility leases expense increased by $0.4 million, from $0.5 million during the three months ended September 30, 2009 to $0.9 million for the three months ended September 30, 2010.  This increase was primarily due to improved operating results at our on-campus participating properties, which increased our share of the cash flow available for distribution.  We anticipate ground/facility leases expense to increase slightly in 2010 as a result of improved operations at our on-campus participating properties.

Interest Expense

Interest expense remained constant at $15.2 million during the three months ended September 30, 2010 and 2009.  We experienced a decrease in interest expense of $1.4 million during the three months ended September 30, 2010 as compared to the same period in 2009 as a result of mortgage loans paid off during 2009 and 2010.  This decrease was offset by additional interest of approximately $0.6 million incurred during the three months ended September 30, 2010 related to loans assumed on the 11 properties we purchased from a joint venture in September 2010, an additional $0.5 million in interest expense incurred related to our Freddie Mac revolving credit facility entered into in September 2009, and an additional $0.3 million of interest expense incurred during the three months ended September 2010 as compared to the same period in the prior year related to the timing of draws and paydowns on our $225 million revolving credit facility.  In addition, interest expense increased as a result of a decrease in capitalized interest of $0.4 million during the three months ended September 30, 2010 as compared to the three months ended September 30, 2009 due to the timing and volume of construction activities on our owned development projects under construction during the respective periods.  We anticipate interest expense for the full year 2010 to decrease as a result of loans paid off during 2009 and 2010, offset by additional interest incurred related to loans assumed on properties acquired during 2010 and our Freddie Mac revolving credit facility entered into in September 2009.

    Amortization of Deferred Financing Costs

Amortization of deferred financing costs increased approximately $0.4 million, from $0.8 million during the three months ended September 30, 2009 to $1.2 million for the three months ended September 30, 2010, primarily due to an additional $0.4 million of finance cost amortization recorded during the three months ended September 30, 2010 related to the refinancing of our $225 million revolving credit facility in August 2009 and the Freddie Mac revolving credit facility entered into in September 2009.  This increase was offset by a decrease in finance cost amortization of $0.1 million as a result of mortgage loans paid off during 2009 and 2010.  We anticipate that amortization of deferred financing costs will increase in 2010 as compared to 2009 due to additional amortization related to the renewal of our $225 million revolving credit facility in August 2009, our Freddie Mac revolving credit facility entered into in September 2009, and loans assumed on properties acquired during 2010, offset by a decrease in amortization related to loans paid off during 2009 and 2010.

Loss from Unconsolidated Joint Ventures

Loss from unconsolidated joint ventures represents our share of the net loss from the Hampton Roads military housing joint venture in which we have a minimal economic interest, as well as our 10% share of the loss from two joint ventures with Fidelity.  In September 2010, we acquired the full ownership interest in one of the Fidelity joint ventures.  Subsequent to the acquisition, the 11 properties containing 6,806 beds are now wholly-owned and are consolidated by us.  In November 2010, we acquired three additional properties owned by the second Fidelity joint venture.  Loss from unconsolidated joint ventures decreased approximately $0.9 million from $0.9 million during the three months ended September 30, 2009 to $9,000 for the three months ended September 30, 2010.  This decrease was primarily a result of our purchase of the full ownership interest in one of the joint ventures in September 2010, as more fully described above.

Other Nonoperating Income

Other nonoperating income for the three months ended September 30, 2010 relates to a non-cash gain recorded to remeasure our equity method investment in one of our Fidelity joint ventures in which we held a 10% interest to fair value immediately prior to our acquisition of the remaining 90% interest in the 11 properties owned by the joint venture in September 2010.

    Discontinued Operations

Discontinued operations for the three months ended September 30, 2009 includes the following properties:  (i) Riverside Estates, a wholly-owned property sold in December 2009 for a sale price of $18.2 million, (ii) Cambridge at Southern, a wholly-owned property sold in March 2010 for a sale price of $19.5 million, and (ii) Campus Walk – Oxford, a wholly-owned property sold in April 2010 for a sale price of $9.2 million.  Refer to Note 4 in the accompanying Notes to Consolidated Financial Statements contained in Item 1 herein for a table summarizing the results of operations of the properties classified within discontinued operations.

Comparison of the Nine Months Ended September 30, 2010 and September 30, 2009

The following table presents our results of operations for the nine months ended September 30, 2010 and 2009, including the amount and percentage change in these results between the two periods:

	Nine Months Ended September 30,
	2010	2009	Change ($)	Change (%)
Revenues
Wholly-owned properties	$214,951	$197,201	$17,750	9.0%
On-campus participating properties	16,107	15,229	878	5.8%
Third party development services	8,258	3,698	4,560	123.3%
Third party management services	6,609	6,576	33	0.5%
Resident services	931	733	198	27.0%
Total revenues	246,856	223,437	23,419	10.5%

Operating expenses
Wholly-owned properties	105,425	99,917	5,508	5.5%
On-campus participating properties	7,876	7,503	373	5.0%
Third party development and management services	8,649	8,629	20	0.2%
General and administrative	9,085	8,244	841	10.2%
Depreciation and amortization	55,263	56,900	(1,637)	(2.9%)
Ground/facility leases	2,212	1,478	734	49.7%
Total operating expenses	188,510	182,671	5,839	3.2%

Operating income	58,346	40,766	17,580	43.1%

Nonoperating income and (expenses)
Interest income	75	99	(24)	(24.2%)
Interest expense	(45,504)	(45,235)	(269)	0.6%
Amortization of deferred financing costs	(3,295)	(2,393)	(902)	37.7%
Loss from unconsolidated joint ventures	(2,134)	(1,944)	(190)	9.8%
Other nonoperating income	3,901	402	3,499	870.4%
Total nonoperating income and (expenses)	(46,957)	(49,071)	2,114	(4.3%)

Income (loss) before income taxes and discontinued operations	11,389	(8,305)	19,694	(237.1%)
Income tax provision	(428)	(405)	(23)	5.7%
Income (loss) from continuing operations	10,961	(8,710)	19,671	(225.8%)

Discontinued operations:
Loss attributable to discontinued operations	(4,288)	(1,825)	(2,463)	135.0%
Loss from disposition of real estate	(3,705)	-	(3,705)	100.0%
Total discontinued operations	(7,993)	(1,825)	(6,168)	338.0%

Net income (loss)	2,968	(10,535)	13,503	(128.2%)
Net income attributable to noncontrolling interests	(484)	(302)	(182)	60.3%
Net income (loss) attributable to common shareholders	$2,484	$(10,837)	$13,321	(122.9%)

Wholly-Owned Properties Operations

Revenues from our wholly-owned properties for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 increased by $17.8 million primarily due the acquisition of an 11-property portfolio from one of our unconsolidated joint ventures in September 2010, the improved lease-up for the 2010/2011 academic year, the acquisition of two properties in March and July 2010, and the completion of construction of Barrett Honors College in August 2009. Operating expenses increased approximately $5.5 million for the nine months ended September 30, 2010 as compared to the prior year, primarily due to the same factors which affected the increase in revenues.

New Property Operations.  Our new properties for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009 consist of the following:  (i) an 11-property portfolio acquired in September 2010 from a joint venture in which we previously held a 10% interest;  (ii) Sanctuary Lofts, acquired in July 2010; (iii) Campus Trails, a property that experienced significant property damage in April 2010 as a result of a fire in which 72 beds were destroyed and are currently in the process of being rebuilt;  (iv) University Heights, acquired in March 2010; and (v) Barrett Honors College at Arizona State University, which completed construction and opened for occupancy in September 2009. These new properties contributed an additional $11.0 million of revenues and an additional $5.2 million of operating expenses during the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009.

Same Store Property Operations (Excluding New Property Activity).  We had 77 properties containing 44,402 beds which were operating during both of the nine month periods ended September 30, 2010 and 2009.  These properties produced revenues of $201.4 million and $194.4 million during the nine months ended September 30, 2010 and 2009, respectively, an increase of $7.0 million.  This increase was primarily due to an increase in average occupancy from 92.2% during the nine months ended September 30, 2009 to 95.7% during the nine months ended September 30, 2010.

At these existing same store properties, operating expenses increased by $0.2 million, from $98.6 million for the nine months ended September 30, 2009 to $98.8 million for the nine months ended September 30, 2010.  This increase was primarily due to increased utilities and maintenance costs incurred during the nine months ended September 30, 2010 as compared to the same period in 2009 as a result of increased occupancy at the properties, offset by a decrease in marketing costs incurred during the prior year in order to stimulate leasing velocity for the 2009/2010 academic year.

On-Campus Participating Properties (“OCPP”) Operations

We had four participating properties containing 4,519 beds which were operating during both of the nine month periods ended September 30, 2010 and 2009.  Revenues from our participating properties increased to $16.1 million during the nine months ended September 30, 2010 from $15.2 million for the nine months ended September 30, 2009, an increase of $0.9 million.  This increase was primarily a result of an increase in average rental rates during the nine months ended September 30, 2010 as compared to the prior year, as well as an increase in average occupancy from 66.9% for the nine months ended September 30, 2009 to 69.6% for the nine months ended September 30, 2010.  Occupancy at our on-campus participating properties is low during the summer months due to the expiration of the 9-month leases concurrent with the end of the spring semester.

At these properties, operating expenses increased from $7.5 million for the nine months ended September 30, 2009 to $7.9 million for the nine months ended September 30, 2010, an increase of $0.4 million.  This increase was primarily due to an increase in bad debt expense.

Third Party Development Services Revenue

Third party development services revenue increased by $4.6 million, from $3.7 million during the nine months ended September 30, 2009 to $8.3 million for the nine months ended September 30, 2010.  This increase was primarily due $4.7 million of revenue earned during the three months ended September 30, 2010 related to our participation in cost savings on the University of California – Irvine Phase III project, which completed construction and opened for occupancy in August 2010.  During the nine months ended September 30, 2010, we had four projects in progress with an average contractual fee of $4.0 million, as compared to the nine months ended September 30, 2009 in which we had five projects in progress with an average contractual fee of $3.4 million.

Third Party Management Services Revenue

Third party management services revenue remained relatively constant at $6.6 million for both of the nine month periods ended September 30, 2010 and 2009.  We experienced a decrease in management services revenue of $0.1 million during the nine months ended September 30, 2010 as a result of our September 2010 purchase of an 11-property portfolio from a joint venture in which we previously held a 10% interest.  This decrease was offset by additional revenue of $0.4 million related to our Hampton Roads property, which completed the final phase of construction in July 2010.  The remainder of the variance is due to contracts that terminated during 2009 and 2010, offset by new contracts obtained during the same periods.

Resident Services Revenue

Revenue from resident services increased by $0.2 million, from $0.7 million for the nine months ended September 30, 2009 to $0.9 million for the nine months ended September 30, 2010.  This increase was primarily due to additional revenue earned from the properties acquired during 2010.

General and Administrative

General and administrative expenses increased by $0.9 million, from $8.2 million during the nine months ended September 30, 2009 to $9.1 million for the nine months ended September 30, 2010.  This increase was primarily a result of $0.9 million of acquisition-related costs such as broker fees, due diligence costs and legal and accounting fees incurred for property acquisitions completed during the three months ended September 30, 2010.

Depreciation and Amortization

Depreciation and amortization decreased by $1.6 million, from $56.9 million during the nine months ended September 30, 2009 to $55.3 million for the nine months ended September 30, 2010.  This decrease was primarily due to amortization expense of approximately $8.9 million related to the value assigned to in-place leases at the properties acquired from GMH, which was fully amortized by the end of 2009.  This decrease was offset by additional depreciation and amortization expense of approximately $0.9 million recorded during the nine months ended September 30, 2010 related to the acquisition of an 11-property portfolio from a joint venture in which we previously held a 10% interest in September 2010, as well as additional depreciation and amortization expense of $2.8 million recorded during the nine months ended September 30, 2010 as compared to the same period in 2009 related to renovation projects completed during 2009 at several of the properties acquired from GMH.  Additionally, the opening of Barrett Honors College in August 2009 and the two other properties acquired in March and July 2010 contributed an additional $3.1 million of depreciation and amortization expense during the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009.

Ground/Facility Leases

Ground/facility leases expense increased by $0.7 million, from $1.5 million during the nine months ended September 30, 2009 to $2.2 million for the nine months ended September 30, 2010.  This increase was primarily due to improved operating results at our on-campus participating properties, which increased our share of the cash flow available for distribution.

    Interest Expense

Interest expense increased by $0.3 million, from $45.2 million during the nine months ended September 30, 2009 to $45.5 million for the nine months ended September 30, 2010.  We experienced a decrease in interest expense of $4.3 million during the nine months ended September 30, 2010 as compared to the same period in 2009 as a result of mortgage loans paid off during 2009 and 2010.  This decrease was offset by additional interest of approximately $0.6 million incurred during the nine months ended September 30, 2010 related to loans assumed on the 11 properties we purchased from a joint venture in September 2010, an additional $1.7 million in interest expense incurred during the nine months ended September 30, 2010 as compared to the same period in the prior year related to our Freddie Mac revolving credit facility entered into in September 2009, and an additional $0.3 million of interest expense incurred during the nine months ended September 2010 as compared to the same period in the prior year related to the timing of draws and paydowns on our $225 million revolving credit facility.  In addition, interest expense increased as a result of a decrease in capitalized interest of $2.4 million during the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009 due to the timing and volume of construction activities on our owned development projects under construction during the respective periods.

    Amortization of Deferred Financing Costs

Amortization of deferred financing costs increased approximately $0.9 million, from $2.4 million during the nine months ended September 30, 2009 to $3.3 million for the nine months ended September 30, 2010, primarily due to an additional $1.1 million of finance cost amortization incurred during the nine months ended September 30, 2010 related to the refinancing of our revolving credit facility in August 2009 and the Freddie Mac revolving credit facility entered into in September 2009.  This increase was offset by a decrease in finance cost amortization of $0.4 million as a result of mortgage loans paid off during 2009 and 2010.

Loss from Unconsolidated Joint Ventures

Loss from unconsolidated joint ventures represents our share of the net loss from the Hampton Roads military housing joint venture in which we have a minimal economic interest, as well as our 10% share of the loss from two joint ventures with Fidelity.  In September 2010, we acquired the full ownership interest in one of the Fidelity joint ventures.  Subsequent to the acquisition, the 11 properties containing 6,806 beds are now wholly-owned and are consolidated by us.  In November 2010, we acquired 3 additional properties owned by the second Fidelity joint venture.  Loss from unconsolidated joint ventures decreased approximately $0.2 million from $1.9 million during the nine months ended September 30, 2009 to $2.1 million for the nine months ended September 30, 2010.  This decrease was primarily a result of our purchase of the full ownership interest in one of the joint ventures in September 2010, as more fully described above.

Other Nonoperating Income

Other nonoperating income for the nine months ended September 30, 2010 relates to a non-cash gain recorded to remeasure our equity method investment in one of our Fidelity joint ventures in which we held a 10% interest to fair value immediately prior to our acquisition of the remaining 90% interest in the 11 properties owned by the joint venture in September 2010.  Other nonoperating income for the nine months ended September 30, 2009 represents tax incentive amounts received in cash during the period related to a property we acquired in February 2007 located in Ypsilanti, Michigan.  Upon acquisition of this property, any future potential benefit of such tax incentive was assumed from the seller.

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

Cash Flows

Comparison of Nine Months Ended September 30, 2010 and 2009

   Operating Activities

For the nine months ended September 30, 2010, net cash provided by operating activities was approximately $80.6 million, as compared to $53.9 million for the nine months ended September 30, 2009, an increase of $26.7 million.  This increase was primarily due to operating cash flows provided from the timing of the acquisition of 13 properties in 2010, improved operations of the GMH portfolio and the completion of construction and opening of Barrett Honors College in August 2009.

    Investing Activities

Investing activities utilized $146.8 million and $105.4 million for the nine months ended September 30, 2010 and 2009, respectively.  The $41.4 million increase in cash utilized in investing activities during the nine months ended September 30, 2010 related primarily to a $108.8 million increase in the use of cash to acquire properties and undeveloped land.  We acquired a total of 13 properties during the nine months ended September 30, 2010 as compared to no property acquisition activity for the comparable period in 2009.  This increase in cash utilized in investing activities was offset by a $51.6 million decrease in cash used to fund the construction of our wholly-owned development properties.  During the nine months ended September 30, 2009, one wholly-owned property was under development, which was completed and opened for occupancy in August 2009, while three wholly-owned properties were in the early stages of development during the nine months ended September 30, 2010, with scheduled completion dates of August 2011.  In addition, there was a $13.6 million decrease in cash used for capital expenditures at our wholly-owned properties as a result of renovations at several GMH properties during the nine months ended September 30, 2009.  Finally, we received $2.1 million of net proceeds from the disposition of two wholly-owned properties during the nine months ended September 30, 2010.  For the nine months ended September 30, 2010 and 2009, our cash utilized in investing activities was comprised of the following:

	Nine Months Ended September 30,
	2010	2009
Property dispositions	$2,115	$-
Property acquisitions	(103,429)	-
Land acquisitions	(8,511)	(3,167)
Capital expenditures for on-campus participating properties	(855)	(645)
Capital expenditures for wholly-owned properties	(21,652)	(35,205)
Investment in wholly-owned properties under development	(13,133)	(64,688)
Purchase of corporate furniture, fixtures, and equipment	(925)	(1,468)
Investment in unconsolidated joint venture	(446)	(255)
Total	$(146,836)	$(105,428)

Financing Activities

Cash provided by financing activities totaled $203.8 million for the nine months ended September 30, 2010 as compared to $112.7 million in cash provided by financing activities during the nine months ended September 30, 2009.  The $91.1 million increase in cash provided by financing activities was primarily a result of the following: (i) the August 2010 equity offering, in which we raised $357.1 million, net of offering costs, as compared to $198.3 million, net of offering costs, raised in our May 2009 equity offering; (ii) the ATM Equity Program in which we raised $16.0 million, net of offering costs, during the nine months ended September 30, 2010; (iii) a $6.0 million decrease in debt issuance and assumption costs as a result of $4.9 million incurred to refinance our secured revolving facility in August 2009 and $2.8 million incurred to obtain the secured agency facility in September 2009, offset by $1.8 million in debt issuance and assumption costs during the nine months ended September 30, 2010  associated with mortgage debt assumed in connection with property acquisitions and fees paid to increase the borrowing capacity under our secured revolving credit facility; (iv) a $7.1 million increase in distributions to stockholders during the nine months ended September 30, 2010, as a result of the issuance of common stock in connection with our May 2009 equity offering; (v) a $72.3 million decrease in proceeds (net of paydowns) received from our secured revolving credit facilities as a result of borrowing $94 million under our agency facility in September 2009 as compared to $7 million under this facility during the nine months ended September 30, 2010; and (vi) a $7.6 million increase in mortgage loan payoffs during the nine months ended September 30, 2010.

Structure of Owned On-Campus Properties

Under its ACE program, the Company as lessee has entered into three ground/facility lease agreements with two university systems to finance, construct, and manage three student housing properties.  One property was under construction as of September 30, 2010 and is scheduled to open for occupancy in August 2011.  The terms of the leases, including extension options, range from 65 to 85 years, and the lessor has title to the land and any improvements placed thereon.  The leases require annual minimum rent payments to the university systems as well as variable rent payments that depend on the operating performance of the properties.

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

The following table reflects the amounts included in our consolidated financial statements for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues	$4,654	$4,433	$16,107	$15,229
Direct operating expenses (1)	(2,683)	(2,544)	(7,373)	(7,085)
Amortization	(1,094)	(1,087)	(3,253)	(3,269)
Amortization of deferred financing costs	(43)	(46)	(137)	(136)
Ground/facility leases (2)	(599)	(223)	(1,391)	(715)
Net operating income (loss)	235	533	3,953	4,024
Interest income	2	7	10	40
Interest expense	(1,505)	(1,535)	(4,521)	(4,650)
Net loss	$(1,268)	$(995)	$(558)	$(586)

(1)
Excludes property management fees of $0.2 million for both three month periods ended September 30, 2010 and 2009, and $0.7 million for both nine month periods ended September 30, 2010 and 2009.  This expense and the corresponding fee revenue have been eliminated in consolidation.  Also excludes the allocation of expenses related to corporate management and oversight.

(2)
Represents the universities’ 50% share of the properties’ net cash available for distribution after payment of operating expenses, debt service (including payment of principal) and capital expenditures.

Liquidity and Capital Resources

      Cash Balances and Liquidity

As of September 30, 2010, excluding our on-campus participating properties, we had $222.6 million in cash and cash equivalents and restricted cash as compared to $87.5 million in cash and cash equivalents and restricted cash as of December 31, 2009.  Restricted cash primarily consists of escrow accounts held by lenders and resident security deposits, as required by law in certain states.  This increase in cash and cash equivalents was primarily due to the completion of our equity offering in August 2010, which generated net proceeds of approximately $357.1 million.  We used approximately $76.1 million of offering proceeds to purchase 11 properties from one of the Fidelity Joint Ventures in September 2010 and an additional $54.8 million of offering proceeds to paydown the outstanding balance to $-0- on our secured revolving credit facility.  Additionally, restricted cash as of September 30, 2010 also included $0.9 million of funds held in escrow in connection with potential development and acquisition opportunities.

As of September 30, 2010, our short-term liquidity needs included, but were not limited to, the following: (i) anticipated distribution payments to our common and restricted stockholders totaling approximately $90.8 million based on an assumed annual cash distribution of $1.35 per share based on the number of our shares outstanding as of September 30, 2010, (ii) anticipated distribution payments to our Operating Partnership unitholders totaling approximately $1.7 million based on an assumed annual distribution of $1.35 per common unit of limited partnership interest (“Common Unit”) and a cumulative preferential per annum cash distribution rate of 5.99% on our preferred units of limited partnership interest (“Series A Preferred Units”) based on the number of units outstanding as of September 30, 2010, (iii) the pay-off of approximately $125.7 million of fixed-rate mortgage debt scheduled to mature during the next 12 months, (iv) approximately $17.8 million to acquire full ownership interest in three student housing properties owned in a joint venture in which we currently have a 10% ownership interest, (v) development costs over the next 12 months totaling approximately $75.3 million for three wholly-owned properties currently under construction, and (vi) funds for other potential development projects.

As of September 30, 2010, we had $100 million of outstanding variable-rate construction debt scheduled to mature in December 2010.  We expect to extend the maturity date through December 2011 by exercising the remaining 12-month extension option available to us.  We also have a $100 million senior secured term loan scheduled to mature in May 2011.  We expect to extend the maturity date through May 2012 by exercising the remaining 12-month extension option available to us.  In addition, we have a $225 million revolving credit facility scheduled to mature in August 2012 that was secured by 10 of our wholly-owned properties as of September 30, 2010 and a $125 million secured revolving credit facility with a Freddie Mac lender scheduled to mature in September 2014 that is currently secured by 11 of our wholly-owned properties.  We expect to meet our short-term liquidity requirements by (i) borrowing under our existing secured revolving credit facilities discussed above, (ii) potentially disposing of properties depending on market conditions, (iii) issuing securities, including common stock, under our $150 million ATM Equity Program, and (iv) utilizing net cash provided by operations.

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

      Secured Revolving Credit Facility

The Operating Partnership has a $225 million revolving credit facility that may be expanded by up to an additional $75 million upon the satisfaction of certain conditions.  The maturity date of the facility is August 14, 2012 and can be extended 12 months through August 2013. As of September 30, 2010, the facility was secured by 10 of our wholly-owned properties.

Availability under the revolving credit facility is limited to an "aggregate borrowing base amount" equal to the lesser of (i) 50% to 65% of the value of certain properties, calculated as set forth in the credit facility, and (ii) the adjusted net operating income from these properties divided by a formula amount.  The facility bears interest at a variable rate, at our option, based upon a base rate or one-, two-, or three-month LIBOR, with a LIBOR floor of 2.0%, plus, in each case, a spread based upon our total leverage.  Additionally, we are required to pay an unused commitment fee of 0.35% per annum.  In August 2010, we paid down the entire balance on the facility using proceeds from our equity offering.  As of September 30, 2010, total availability under the facility totaled approximately $215.0 million.

The terms of the facility include certain restrictions and covenants, which limit, among other items, the incurrence of additional indebtedness, liens, and the disposition of assets. The facility contains customary affirmative and negative covenants and also contains financial covenants that, among other things, require us to maintain certain minimum ratios of "EBITDA" (earnings before interest, taxes, depreciation and amortization) to fixed charges and total indebtedness.  We may not pay distributions that exceed a specified percentage of funds from operations, as adjusted, for any four consecutive quarters.  The financial covenants also include consolidated net worth and leverage ratio tests.  As of September 30, 2010, we were in compliance with all such covenants.

Secured Agency Facility

We have a $125 million secured revolving credit facility with a Freddie Mac lender.  The facility has a five-year term and is currently secured by 11 properties referred to as the “Collateral Pool.”  The facility bears interest at one- or three-month LIBOR plus a spread that varies based on the debt service ratio of the Collateral Pool.  Additionally, we are required to pay an unused commitment fee of 1.0% per annum.  As of September 30, 2010, the balance outstanding on the facility totaled $101.0 million, bearing interest at a weighted average annual rate of 2.28%.  The secured agency facility includes some, but not all, of the same financial covenants as the secured revolving credit facility, described above.

Senior Secured Term Loan

The Operating Partnership has a $100 million senior secured term loan that matures on May 23, 2011 and can be extended through May 2012 through the exercise of a 12-month extension option.  The secured term loan bears interest at a variable rate, at our option, based upon a base rate or one-, two-, three-, or six-month LIBOR plus, in each case, a spread based upon our total leverage.  As of September 30, 2010, the balance outstanding on the secured term loan was $100 million.

On February 23, 2009, we entered into two $50.0 million interest rate swap agreements effective March 20, 2009 through February 20, 2012, which are both used to hedge our exposure to fluctuations in interest payments on its LIBOR-based senior secured term loan.  Under the terms of the two interest rate swap agreements, we pay an average fixed rate of 1.7925% and receive one-month LIBOR floating rate.  As a result of these two interest rate swaps, we have effectively fixed the interest rate on our senior secured term loan to 3.80% as of September 30, 2010 (1.7952% + 2.00% spread).  In the event that the swaps at any time have a negative fair value below a certain threshold level, we could be required to post cash into a collateral account pledged to the interest rate swap providers.  As of September 30, 2010, we had deposited approximately $0.9 million into a collateral account related to one of the interest rate swaps.  Refer to Note 12 in the accompanying Notes to Consolidated Financial Statements contained in Item 1 herein for a more detailed discussion of our derivative instruments and hedging activities.

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

On November 3, 2010, we declared a third quarter 2010 distribution per share of $0.3375, which will be paid on November 30, 2010 to all common stockholders of record as of November 16, 2010.  At the same time, the Operating Partnership will pay an equivalent amount per unit to holders of Common Units, as well as the quarterly cumulative preferential distribution to holders of Series A Preferred Units.

Pre-Development Expenditures

Our third-party and owned development activities have historically required us to fund pre-development expenditures such as architectural fees, permits and deposits.  The closing and/or commencement of construction of these development projects is subject to a number of risks such as our inability to obtain financing on favorable terms and delays or refusals in obtaining necessary zoning, land use, building, and other required governmental permits and authorizations  As such, we cannot always predict accurately the liquidity needs of these activities.  We frequently incur these pre-development expenditures before a financing commitment and/or required permits and authorizations have been obtained.  Accordingly, we bear the risk of the loss of these pre-development expenditures if financing cannot ultimately be arranged on acceptable terms or we are unable to successfully obtain the required permits and authorizations.  Historically, our third-party and owned development projects have been successfully structured and financed; however, these developments have at times been delayed beyond the period initially scheduled, causing revenue to be recognized in later periods.  As of September 30, 2010, we have deferred approximately $11.2 million in pre-development costs related to third-party and owned development projects that have not yet commenced construction.

       Indebtedness

As of September 30, 2010, we had approximately $1,290.5 million of outstanding consolidated indebtedness (excluding net unamortized debt discounts and debt premiums of approximately $7.0 million and $16.5 million, respectively), comprised of a $100.0 million balance on our senior secured term loan, $101.0 million balance on our secured agency facility, $1,007.7 million in mortgage and construction loans secured by our wholly-owned properties, $32.5 million in mortgage loans secured by two phases of an on-campus participating property, and $49.3 million in bond issuances secured by three of our on-campus participating properties.  The weighted average interest rate on our consolidated indebtedness as of September 30, 2010 was 5.08% per annum.  As of September 30, 2010, approximately 15.6% of our total consolidated indebtedness was variable-rate debt, comprised of our secured agency facility and our Vista del Sol construction loan discussed below.

Wholly-Owned Properties

The weighted average interest rate of the $1,007.7 million of wholly-owned mortgage and construction debt was 5.31% per annum as of September 30, 2010.  Each of the mortgage loans is a non-recourse obligation subject to customary exceptions and none are cross-defaulted or cross-collateralized to any other indebtedness. The loans generally may not be prepaid prior to maturity; in certain cases prepayment is allowed, subject to prepayment penalties.

The development and construction for Vista del Sol, an owned on-campus property, was partially financed with a $100.0 million construction loan.  For each borrowing we have the option of choosing the Prime rate or one-, two-, or three-month LIBOR plus 1.20%.  The loan requires payments of interest only during the term of the loan and any accrued interest and outstanding borrowings become due on the maturity date of December 27, 2010.  We expect to extend the maturity date through December 2011 by exercising the remaining 12-month extension option available to us.  As of September 30, 2010, the balance outstanding on the construction loan totaled $100.0 million, bearing interest at a rate of 1.51% per annum.

     On-Campus Participating Properties

Three of our on-campus participating properties are 100% financed with $49.3 million of outstanding project-based taxable bonds.  Under the terms of these financings, one of our special purpose subsidiaries publicly issued three series of taxable bonds and loaned the proceeds to three special purpose subsidiaries that each hold a separate leasehold interest.  Although a default in payment by these special purpose subsidiaries could result in a default under one or more series of bonds, the indebtedness of any of these special purpose subsidiaries is not cross-defaulted or cross-collateralized with indebtedness of the Company, the Operating Partnership or other special purpose subsidiaries.  Repayment of principal and interest on these bonds is insured by MBIA, Inc.  The loans encumbering the leasehold interests are non-recourse, subject to customary exceptions.

Cullen Oaks Phase I and Phase II are currently encumbered by mortgage loans with balances as of September 30, 2010 of approximately $16.2 million and $16.3 million, respectively.  The loans mature in February 2014 and bear interest at a rate of LIBOR plus 1.35%.  In connection with these loans, we entered into an interest rate swap agreement effective February 15, 2007 through February 15, 2014, that is designated to hedge our exposure to fluctuations on interest payments attributed to changes in interest rates associated with payments on the loans.  Under the terms of the interest rate swap agreement, we pay a fixed rate of 6.69% per annum and receive a floating rate of LIBOR plus 1.35%.  Pursuant to the Leases, in the event the leasehold estate does not achieve Financial Break Even (defined as revenues less operating expenses, excluding management fees, less debt service), the applicable Lessor would be required to make a rental payment, also known as the Contingent Payment, sufficient to achieve Financial Break Even.  The Contingent Payment provision remains in effect until such time as any financing placed on the facilities would receive an investment grade rating without the Contingent Payment provision.  In the event that the Lessor is required to make a Contingent Payment, future net cash flow distributions would be first applied to repay such Contingent Payments and then to unpaid management fees prior to normal distributions.  We have guaranteed payment of this property’s indebtedness.

The weighted average interest rate of the indebtedness encumbering our on-campus participating properties was 7.18% per annum at September 30, 2010.

Off Balance Sheet Items

As discussed in Note 8 in the accompanying Notes to Consolidated Financial Statements contained in Item 1 herein, we hold a 10% equity interest in an unconsolidated joint venture with mortgage debt outstanding of approximately $88.0 million as of September 30, 2010.  Our Operating Partnership serves as non-recourse, carve-out guarantor of this debt, which means we are liable to the lender for any loss, damage, cost, expense, liability, claim or other obligation incurred by the lender arising out of or in connection with certain non-recourse exceptions in connection with the debt.  Pursuant to the  limited liability Company agreement of the joint venture, the joint venture agreed to indemnify, defend and hold harmless the Operating Partnership with respect to such obligations, except to the extent such obligations were caused by the willful misconduct, gross negligence, fraud or bad faith of the Operating Partnership or its employees, agents or affiliates.

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

The following table presents a reconciliation of our FFO to our net income (loss) attributable to common shareholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income (loss) attributable to common shareholders	$3,905	$(5,804)	$2,484	$(10,837)
Noncontrolling interests	181	57	484	302
Loss from disposition of real estate	-	-	3,705	-
Loss from unconsolidated joint ventures	9	907	2,134	1,944
FFO from unconsolidated joint ventures (1)	26	(308)	(1,218)	(155)
Real estate related depreciation and amortization	19,494	18,249	54,342	57,981
Funds from operations (“FFO”)	$23,615	$13,101	$61,931	$49,235

FFO per share – diluted	$0.39	$0.24	$1.10	$1.00

Weighted average common shares outstanding – diluted	60,909,931	53,981,650	56,410,900	49,263,052

(1)
Represents our share of the FFO from three joint ventures in which we are or were a noncontrolling partner.  Includes the Hampton Roads Military Housing joint venture in which we have a minimal economic interest as well as our 10% noncontrolling interest in two joint ventures formed or assumed as part of the Company's acquisition of GMH.

While our on-campus participating properties contributed $4.7 million and $4.4 million to our revenues for the three months ended September 30, 2010 and 2009, respectively, and $16.1 million and $15.2 million to our revenues for the nine months ended September 30, 2010 and 2009, respectively, under our participating ground leases, we and the participating university systems each receive 50% of the properties’ net cash available for distribution after payment of operating expenses, debt service (which includes significant amounts towards repayment of principal) and capital expenditures. A substantial portion of our revenues attributable to these properties is reflective of cash that is required to be used for capital expenditures and for the amortization of applicable property indebtedness. These amounts do not increase our economic interest in these properties or otherwise benefit us since our interest in the properties terminates upon the repayment of the applicable property indebtedness.

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

We also exclude impairment charges from FFOM, as we believe the inclusion of such charges is inconsistent with the treatment of gains and losses on the disposition of real estate, which are not included in FFO. Additionally, we believe that excluding impairment charges from FFOM more appropriately presents the operating performance of the Company's real estate investments on a comparative basis.

Funds From Operations—Modified (“FFOM”):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Funds from operations	$23,615	$13,101	$61,931	$49,235
Elimination of operations of on-campus participating properties and unconsolidated joint venture:
Net loss from on-campus participating properties	1,268	995	558	586
Amortization of investment in on-campus participating properties	(1,094)	(1,087)	(3,253)	(3,269)
FFO from Hampton Roads unconsolidated joint venture (1)	-	(180)	160	-
	23,789	12,829	59,396	46,552
Modifications to reflect operational performance of on-campus participating properties:
Our share of net cash flow (2)	599	223	1,391	715
Management fees	202	210	723	709
Impact of on-campus participating properties	801	433	2,114	1,424
Gain on remeasurement of equity method investment (3)	(3,901)	-	(3,901)	-
Elimination of provision for asset impairment-wholly-owned property (4)	-	-	4,036	-
Elimination of provision for asset impairments-unconsolidated joint ventures (5)	-	464	1,414	464
Funds from operations – modified (“FFOM”)	$20,689	$13,726	$63,059	$48,440

FFOM per share – diluted	$0.34	$0.25	$1.12	$0.98

Weighted average common shares outstanding – diluted	60,909,931	53,981,650	56,410,900	49,263,052

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

(3)	Represents a non-cash gain recorded to remeasure the company’s equity method investment in one of the Fidelity joint ventures to fair value as a result of the company purchasing Fidelity’s remaining 90% interest in the joint venture on September 1, 2010.

(4)
Represents an impairment charge recorded during the three months ended March 31, 2010 for Campus Walk – Oxford, a property that was sold in April 2010.  The impairment charge is included in loss attributable to discontinued operations on the accompanying consolidated statements of operations for the nine months ended September 30, 2010.

(5)	Represents our share of impairment charges recorded during the periods presented for properties owned through our unconsolidated Fidelity Joint Ventures.

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

101
The following materials from the Quarterly Report on Form 10-Q of American Campus Communities, Inc. for the period ended September 30, 2010 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these financial statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	November 8, 2010

AMERICAN CAMPUS COMMUNITIES, INC.

By:	/s/ William C. Bayless, Jr.

William C. Bayless, Jr. President and Chief Executive Officer

By:	/s/ Jonathan A. Graf

Jonathan A. Graf Executive Vice President, Chief Financial Officer and Treasurer