Form 10-K
period 2010-12-31
AMERICAN CAMPUS COMMUNITIES INC
filed 2011-03-01
CIK 1283630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2010.

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period From _____________________ to __________________.

Commission file number 001-32265

AMERICAN CAMPUS COMMUNITIES, INC.
(Exact name of registrant as specified in its charter)

Maryland	76-0753089
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)
12700 Hill Country Boulevard, Suite T-200 Austin, TX (Address of Principal Executive Offices)	78738 (Zip Code)

(512) 732-1000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

(Title of Each Class)	(Name of Each Exchange on Which Registered)

Common Stock, $.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☒ No ☐

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was $1,432,510,310 based on the last sale price of the common equity on June 30, 2010 which is the last business day of the Company’s most recently completed second quarter.

There were 66,915,264 shares of the Company’s common stock with a par value of $0.01 per share outstanding as of the close of business on February 21, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this report incorporates information by reference from the definitive Proxy Statement for the 2011 Annual Meeting of Stockholders.

FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2010

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

As of December 31, 2010, our property portfolio contained 104 student housing properties with approximately 65,000 beds in approximately 20,800 apartment units.  Our property portfolio consisted of 96 owned off-campus properties that are in close proximity to colleges and universities, four American Campus Equity (“ACE®”) properties operated under ground/facility leases with three university systems and four on-campus participating properties operated under ground/facility leases with the related university systems.  Our communities contain modern housing units and are supported by a resident assistant system and other student-oriented programming, with many offering resort-style amenities.

Through our taxable REIT subsidiaries (“TRS”), we provide construction management and development services, primarily for student housing properties owned by colleges and universities, charitable foundations, and others.  As of December 31, 2010, we provided third-party management and leasing services for 37 properties (nine of which we served as the third-party developer and construction manager) that represented approximately 28,200 beds in approximately 10,700 units, and one joint venture property in which we own a noncontrolling interest with approximately 600 beds in approximately 200 units.  Third-party management and leasing services are typically provided pursuant to multi-year management contracts that have initial terms that range from one to five years.  As of December 31, 2010, our total owned, joint venture and third-party managed portfolio was comprised of 142 properties with approximately 93,800 beds in approximately 31,700 units.

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

Acquisitions:  In December 2010, we acquired a 274-unit, 868-bed wholly-owned property (Jefferson 2nd Avenue) located near the campus of the University of Florida in Gainesville, for a purchase price of $33.9 million, which excludes approximately $2.2 million of anticipated transaction costs, initial integration expenses and capital expenditures necessary to bring this property up to our operating standards.  We did not assume any debt as part of this transaction.

On November 3, 2010, we acquired the remaining 90% interest in three student housing properties previously owned in a joint venture with Fidelity (hereinafter referred to as “Fund II”) in which we previously held a 10% interest, for a purchase price of $64.5 million.  The acquired portfolio contains 1,728 beds and consists of two properties in Charlotte, North Carolina located near the campus of the University of North Carolina at Charlotte and one property in Denton, Texas located near the campus of the University of North Texas.  As part of the transaction, we assumed $46.8 million of fixed-rate mortgage debt with a weighted average annual interest rate of 5.5% and an average term to maturity of 1.5 years.

On September 1, 2010, we acquired the remaining 90% interest in 11 student housing properties previously owned in another joint venture with Fidelity (hereinafter referred to as “Fund III”) in which we previously held a 10% interest, for a purchase price of $275.9 million.  The acquired portfolio contains 6,806 beds located in various markets throughout the country.  As part of the transaction, we assumed $193.8 million of fixed-rate mortgage debt with a weighted average annual interest rate of 6.0% and an average term to maturity of 3.8 years.  We also assumed a $7.2 million variable-rate mortgage loan that was paid off in September.

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

In March 2010, one of the Fidelity joint ventures (Fund III) in which we previously owned a 10% interest assigned its ownership interest in the University Heights property to us for a price of $9.9 million, the value of the mortgage indebtedness.  This 528-bed property, serving students attending the University of Alabama at Birmingham, is now 100% wholly-owned and is consolidated by us.

We believe our relationship with university systems and individual educational institutions, our knowledge of the student housing market and our prominence as the first publicly-traded REIT focused exclusively on student housing in the United States will afford us a competitive advantage in acquiring additional student housing properties.

Development:  Since 1996, we have developed or are currently developing 18 of our owned properties, consisting of 14 wholly-owned properties and four on-campus participating properties.  This includes one wholly-owned property that opened for occupancy in August 2009 and four wholly-owned properties under development as of December 31, 2010 with total combined development budgets of approximately $190.4 million.  Three of these properties are scheduled to open for occupancy in August 2011 and one in August 2012. As of December 31, 2010, our total Construction in Progress balance was $54.2 million, consisting of $12.1 million related to our Villas on Sycamore project, $16.6 million related to our Villas at Babcock project, $17.5 million related to our Lobo Village project and $8.0 million related to our Portland State University project.

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

Property Operations

Unique Leasing Characteristics:  Student housing properties are typically leased by the bed on an individual lease liability basis, unlike multifamily housing where leasing is by the unit.  Individual lease liability limits each resident’s liability to his or her own rent without liability for a roommate’s rent.  A parent or guardian is generally required to execute each lease as a guarantor unless the resident provides adequate proof of income or financial aid.  The number of lease contracts that we administer is therefore equivalent to the number of beds occupied and not the number of units.  Unlike traditional multifamily housing, most of our leases for an individual property commence and terminate on the same dates and typically have terms of 9 or 12 months.  (Please refer to the property table contained in Item 2 – Properties for a listing of the typical lease terms at our properties.)  As an example, in the case of our typical 12-month leases, the commencement date coincides with the commencement of the respective university’s Fall academic term and the termination date is the last day of the subsequent summer school session.  As such, we must re-lease each property in its entirety each year.

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

Wholly-Owned Properties:  As of December 31, 2010, our Wholly-Owned Properties segment consisted of 96 owned off-campus properties within close proximity to 68 colleges and universities in 27 states and four ACE owned on-campus properties operated under ground/facility leases with three related university systems, two of which were under construction as of December 31, 2010.  Off-campus properties are generally located in close proximity to the school campus, generally with pedestrian, bicycle, or university shuttle access.  Off-campus housing tends to offer more relaxed rules and regulations than on-campus housing, resulting in off-campus housing being generally more appealing to upper-classmen.  We believe that the support of colleges and universities can be beneficial to the success of our wholly-owned properties.  We actively seek to have these institutions recommend our facilities to their students or to provide us with mailing lists so that we may directly market to students and parents.  In some cases, the institutions actually promote our off-campus facilities in their recruiting and admissions literature.  In cases where the educational institutions do not provide mailing lists or recommendations for off-campus housing, most provide comprehensive lists of suitable properties to their students, and we continually work to ensure that our properties are on these lists in each of the markets that we serve.

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

LAMS: We believe we have developed the industry’s only specialized, fully integrated leasing administration and marketing software program, which we call LAMS. We utilize LAMS to maximize our revenue and improve the efficiency and effectiveness of our marketing and lease administration process. Through LAMS, each of our properties’ ongoing marketing and leasing efforts are supervised at the corporate office on a real time basis. Among other things, LAMS provides:

●	a fully integrated prospect tracking and follow-up system;

●	a built-in marketing effectiveness program to measure the success of our marketing efforts on a real time basis;

●	a real-time monitor of lease closings and leasing terms;

●	an automated lease generation system;

●	the generation of future period rent rolls to aid in budgeting and forecasting; and

●	a customized report writer.

American Campus Equity (ACE):  Branded and marketed to colleges and universities as the ACE program, the transaction structure provides us with what we believe is a lower-risk opportunity compared to other off-campus projects, as our ACE projects will have premier on-campus locations with marketing and operational assistance from the university.  The subject university substantially benefits by increasing its housing capacity with modern, well-amenitized student housing with no or minimal impacts to its own credit ratios, preserving the university’s credit capacity to fund academic and research facilities.

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

Property Management Services:  Our Property Management Services segment, conducted by our TRSs, includes revenues generated from third-party management contracts in which we are typically responsible for all aspects of operations, including marketing, leasing administration, facilities maintenance, business administration, accounts payable, accounts receivable, financial reporting, capital projects, and residence life student development.  As of December 31, 2010, we provided third-party management and leasing services for 37 properties that represented approximately 28,200 beds in approximately 10,700 units, nine of which we developed.  We provide these services pursuant to management agreements that have initial terms that range from one to five years.

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

Insurance

We carry liability and property insurance on our properties, which we believe is of the type and amount customarily obtained on real property assets.  We intend to obtain similar coverage for properties we acquire in the future.  However, there are certain types of losses, generally of a catastrophic nature, such as losses from floods or earthquakes, which may be subject to limitations in certain areas.  When not otherwise contractually stipulated, we exercise our judgment in determining amounts, coverage limits, and deductibles, in an effort to maintain appropriate levels of insurance on our investments.  If we suffer a substantial loss, our insurance coverage may not be sufficient due to market conditions at the time or other unforeseen factors.  Inflation, changes in building codes and ordinances, environmental considerations and other factors also might make it infeasible to use insurance proceeds to replace a property after it has been damaged or destroyed.

Employees

As of December 31, 2010, we had approximately 2,334 employees, consisting of:

●	approximately 1,251 on-site employees in our wholly-owned properties segment, including 539 Resident Assistants;

●	approximately 104 on-site employees in our on-campus participating properties segment, including 48 Resident Assistants;

●	approximately 868 employees in our property management services segment, including 786 on-site employees and 82 corporate office employees;

●	approximately 38 corporate office employees in our development services segment; and

●	approximately 73 executive, corporate administration and financial personnel.

Our employees are not currently represented by a labor union.

Offices and Website

Our principal executive offices are located at 12700 Hill Country Boulevard, Suite T-200 Austin, TX 78738. Our telephone number at that location is (512) 732-1000.

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

Our website is located at www.americancampus.com. We make available free of charge through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Securities Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.  Our website also contains copies of our Corporate Governance Guidelines and Code of Business Ethics as well as the charters of our Nominating and Corporate Governance, Audit, and Compensation committees.  The information on our website is not part of this filing.

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

Risks Related to Our Properties, Our Markets and Our Business

Volatility in capital and credit markets, or other unfavorable changes in economic conditions, could adversely impact us.

The capital and credit markets experienced volatility and disruption, particularly in the latter half of 2008 through the first quarter of 2010.  This made it more difficult to borrow money.  In the event of renewed market disruption and volatility, we may not be able to obtain new debt financing or refinance our existing debt on favorable terms or at all, which would adversely affect our liquidity, our ability to make distributions to stockholders, acquire and dispose of assets and continue our development pipeline.  Unfavorable changes in economic conditions may have a material adverse impact on our cash flows and operating results.

Our results of operations are subject to an annual leasing cycle, short lease-up period, seasonal cash flows, changing university admission and housing policies and other risks inherent in the student housing industry.

We generally lease our owned properties under 12-month leases, and in certain cases, under nine-month or shorter-term semester leases.  As a result, we may experience significantly reduced cash flows during the summer months at properties with lease terms shorter than 12 months.  Furthermore, all of our properties must be entirely re-leased each year, exposing us to increased leasing risk.  In addition, we are subject to increased leasing risk on our properties under construction and future acquired properties based on our lack of experience leasing those properties and unfamiliarity with their leasing cycles.  Student housing properties are also typically leased during a limited leasing season that usually begins in January and ends in August of each year.  We are therefore highly dependent on the effectiveness of our marketing and leasing efforts and personnel during this season.

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

As of December 31, 2010, our total consolidated indebtedness was approximately $1,335.2 million (excluding unamortized debt premiums and discounts).  Our debt service obligations expose us to the risk of default and reduce or eliminate cash resources that are available to operate our business or pay distributions that are necessary to maintain our qualification as a REIT.  There is no limit on the amount of indebtedness that we may incur except as provided by the covenants in our corporate-level debt.  We may incur additional indebtedness to fund future property development, acquisitions and other working capital needs, which may include the payment of distributions to our security holders.  The amount available to us and our ability to borrow from time to time under our corporate-level debt is subject to certain conditions and the satisfaction of specified financial covenants.  Our level of debt and the limitations imposed on us by our debt agreements could have significant adverse consequences, including the following:

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

As of December 31, 2010, we were in the process of constructing four wholly-owned properties.  These properties are subject to the various risks relating to properties that are under construction referred to elsewhere in these risk factors, including the risks that we may encounter delays in completion and that any such project may experience cost overruns or may not be completed on time.  Additionally, if we do not complete the construction of properties on schedule, we may be required to provide alternative housing to the students with whom we have signed leases.  We generally do not make any arrangements for such alternative housing for these properties and we would likely incur significant expenses in the event we provide such housing.  If construction is not completed on schedule, students may attempt to break their leases and our occupancy at such properties for that academic year may suffer.

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

We have co-invested, and may continue in the future to co-invest, with third parties through partnerships, joint ventures or other entities, acquiring non-controlling interests in or sharing responsibility for managing the affairs of a property, partnership, joint venture or other entity.  In connection with joint venture investments, we do not have sole decision-making control regarding the property, partnership, joint venture or other entity.  Investments in partnerships, joint ventures or other entities may, under certain circumstances, involve risks not present were a third-party not involved, including the possibility that our partners or co-venturers might become bankrupt or fail to fund their share of required capital contributions.  Our partners or co-venturers also may have economic or other business interests or goals that are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our preferences, policies or objectives.  Such investments also will have the potential risk of impasses on decisions, such as a sale, because neither we nor our partners or co-venturers would have full control over the partnership or joint venture.  Disputes between us and our partners or co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and/or directors from focusing their time and effort exclusively on our business.  Consequently, actions by or disputes with our partners or co-venturers might result in subjecting properties owned by the partnership, joint venture or other entity to additional risk.  In addition, we may in certain circumstances be liable for the actions of our partners or co-venturers.

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

Item 1B.  Unresolved Staff Comments

There were no unresolved comments from the staff of the SEC at December 31, 2010.

Item 2.   Properties

The following table presents certain summary information about our properties.  Our properties generally are modern facilities, and amenities at most of our properties include a swimming pool, basketball courts and a large community center featuring a fitness center, computer center, study areas, and a recreation room with billiards and other games. Some properties also have a jacuzzi/hot tub, volleyball courts, tennis courts and in-unit washers and dryers.  Callaway House also has a food service facility.  Lease terms are generally 12 months at wholly-owned properties and 9 months at our on-campus participating properties.  These properties are included in the Wholly-Owned Properties and On-Campus Participating Properties segments discussed in Item 1 and the accompanying Notes to Consolidated Financial Statements contained in Item 8.  All dollar amounts in this table and others herein, except share and per share amounts, are stated in thousands unless otherwise indicated.

We own fee title to all of these properties except for:

●	University Village at Temple, which is subject to a 75-year ground lease with Temple University (with four additional six-year extensions);

●	University Centre, which is subject to a 95-year ground lease;

●	Vista del Sol and Barrett Honors College, which are both subject to a 65-year ground/facility lease with Arizona State University (both with two additional ten-year extensions);

●	Lobo Village, which is subject to a 40-year ground/facility lease with the University of New Mexico (with three additional ten-year extensions);

●	Portland State University project, which is subject to a 65-year ground/facility lease with Portland State University (with two additional ten-year extensions); and

●	Four on-campus participating properties held under ground/facility leases with two university systems.

Property	Year Built	Date Acquired/ Developed	Primary University Served	Typical Lease Term (Mos)	Year Ended December 31, 2010 Revenue		Average Monthly Revenue/ Bed (1)		2010 Average Occupancy (1)	Occupancy as of 12/31/10	# of Buildings	# of Units	# of Beds

WHOLLY-OWNED PROPERTIES
Villas on Apache	1987	May-99	Arizona State University Main Campus	12	$1,625		$548		78.6%	86.8%	6	111	288

The Village at Blacksburg	1990/ 1998	Dec-00	Virginia Polytechnic Institute and State University	12	5,170		396		99.2%	98.9%	26	288	1,056

River Club Apartments	1996	Aug-99	The University of Georgia – Athens	12	3,414		363		96.1%	96.7%	18	266	792

River Walk Townhomes	1998	Aug-99	The University of Georgia – Athens	12	1,439		358		97.6%	97.6%	20	100	336

The Callaway House	1999	Mar-01	Texas A&M University	9	7,517	(2)	n/a	(2)	78.3%	103.2%	1	173	538

The Village at Alafaya Club	1999	Jul-00	The University of Central Florida	12	6,042		572		99.2%	99.5%	20	228	839

The Village at Science Drive	2000	Nov-01	The University of Central Florida	12	5,360		586		99.4%	99.3%	17	192	732

University Village at Boulder Creek	2002	Aug-02	The University of Colorado at Boulder	12	2,842		729		98.7%	98.7%	4	82	309

University Village - Fresno	2004	Aug-04	California State University – Fresno	12	2,620		528		93.1%	86.9%	9	105	406

University Village - Temple (3)	2004	Aug-04	Temple University	12	6,755		688		99.0%	98.7%	3	220	749

University Village at Sweet Home	2005	Aug-05	State University of New York – Buffalo	12	6,572		654		98.6%	99.0%	11	269	828

University Club Tallahassee (4)	2000	Feb-05	Florida State University	12	4,286		449		99.0%	99.2%	19	152	608

The Grove at University Club (4)	2002	Feb-05	Florida State University	12	902		462		96.2%	98.4%	8	64	128

College Club Tallahassee (4)	2001	Feb-05	Florida A&M University	12	2,159		357		94.0%	95.6%	12	96	384

The Greens at College Club (4)	2004	Feb-05	Florida A&M University	12	900		351		95.7%	96.9%	5	40	160

University Club Apartments	1999	Feb-05	University of Florida	12	2,104		432		93.8%	97.9%	9	94	376

The Estates	2002	Mar-05	University of Florida	12	6,651		523		96.3%	96.2%	20	396	1,044

CityParc at Fry Street	2004	Mar-05	University of North Texas	12	2,997		580		98.6%	98.1%	8	136	418

Entrada Real	2000	Mar-06	University of Arizona	12	2,651		545		99.3%	99.2%	8	98	363

Royal Oaks (4)	1990	Mar-06	Florida State University	12	1,236		436		99.9%	100.0%	4	82	224

Royal Pavilion (4)	1991	Mar-06	Florida State University	12	1,125		437		99.8%	100.0%	4	60	204

Royal Village Tallahassee (4)	1992	Mar-06	Florida State University	12	1,589		444		98.2%	98.6%	4	75	288

Royal Village Gainesville	1996	Mar-06	University of Florida	12	2,825		514		95.9%	94.0%	8	118	448

Northgate Lakes	1997/98	Mar-06	The University of Central Florida	12	5,034		566		98.8%	99.4%	13	194	710

Royal Lexington	1994	Mar-06	The University of Kentucky	12	1,925		412		97.7%	98.9%	4	94	364

Property	Year Built	Date Acquired/ Developed	Primary University Served	Typical Lease Term (Mos)	Year Ended December 31, 2010 Revenue	Average Monthly Revenue/ Bed (1)	2010 Average Occupancy (1)	Occupancy as of 12/31/10	# of Buildings	# of Units	# of Beds

The Woods at Greenland	2001	Mar-06	Middle Tennessee State University	12	1,372	402	97.6%	97.8%	3	78	276

Raiders Crossing	2002	Mar-06	Middle Tennessee State University	12	1,481	429	98.9%	99.6%	4	96	276

Raiders Pass	2002/03	Mar-06	Texas Tech University	12	4,756	453	99.4%	99.6%	12	264	828

Aggie Station	2003	Mar-06	Texas A&M University	12	2,786	506	99.8%	99.6%	5	156	450

The Outpost - San Marcos	2003/04	Mar-06	Texas State University – San Marcos	12	2,883	474	99.6%	99.6%	5	162	486

The Outpost - San Antonio	2005	Mar-06	University of Texas – San Antonio	12	5,724	538	99.9%	100.0%	10	276	828

Callaway Villas	2006	Aug-06	Texas A&M University	12	5,413	683	87.9%	99.4%	20	236	704

The Village on Sixth Avenue	2000/ 2006	Jan-07	Marshall University	12	3,988	438	97.4%	97.2%	14	248	752

Newtown Crossing	2005/ 2007	Feb-07	University of Kentucky	12	5,854	540	92.9%	97.7%	7	356	942

Olde Towne University Square	2005	Feb-07	University of Toledo	12	3,801	542	99.7%	99.6%	4	224	550

Peninsular Place	2005	Feb-07	Eastern Michigan University	12	2,653	439	96.9%	98.5%	2	183	478

University Centre	2007	Aug-07	Rutgers University, NJIT, Essex CCC	9/12	6,890	742	86.9%	98.0%	2	234	838

Sunnyside Commons	1925-2001	Feb-08	West Virginia University	12	827	412	100.3%	101.2%	9	68	161

Pirates Place Townhomes	1996	Feb-08	East Carolina University	12	1,936	306	86.0%	90.9%	12	144	528

The Highlands	2004	June-08	University of Nevada at Reno	12	3,559	412	94.6%	91.8%	17	216	732

Jacob Heights I (4)	2004	June-08	Minnesota State University	12	826	505	80.8%	90.1%	11	42	162

Jacob Heights III (4)	2006	June-08	Minnesota State University	12	489	500	81.6%	94.8%	14	24	96

The Summit (4)	2003	June-08	Minnesota State University	12	3,427	416	98.1%	98.7%	9	192	672

GrandMarc – Seven Corners	2000	June-08	University of Minnesota	12	4,542	632	118.3%	125.7%	1	186	440

University Village – Sacramento	1979	June-08	California State University – Sacramento	12	2,459	534	94.0%	100.0%	41	250	394

Aztec Corner	1995	June-08	San Diego State University	12	4,643	627	98.7%	98.3%	3	180	606

University Crossings	1926/ 2003	June-08	University of Pennsylvania / Drexel	12	7,936	541	98.4%	99.4%	1	260	1,016

Campus Corner	1997	June-08	Indiana University	12	3,876	422	93.7%	99.0%	23	254	796

The Tower at 3rd	1973	June-08	University of Illinois	12	2,749	658	97.2%	94.1%	1	188	375

University Mills	2002	June-08	University of Northern Iowa	12	2,285	381	98.8%	99.0%	11	121	481

Pirates Cove	2000	June-08	East Carolina University	12	4,363	334	96.6%	98.4%	26	264	1,056

Property	Year Built	Date Acquired/ Developed	Primary University Served	Typical Lease Term (Mos)	Year Ended December 31, 2010	Average Monthly Revenue/ Bed (1)	2010 Average Occupancy (1)	Occupancy as of 12/31/10	# of Buildings	# of Units	# of Beds

University Manor	2002	June-08	East Carolina University	12	2,773	359	99.1%	98.8%	18	168	600

Brookstone Village	1993	June-08	UNC – Wilmington	12	1,334	433	102.2%	102.5%	12	124	238

Campus Walk – Wilmington	1989	June-08	UNC – Wilmington	12	1,831	511	96.7%	104.5%	12	289	290

Campus Club – Statesboro	2003	June-08	Georgia Southern University	12	4,874	410	94.6%	95.0%	26	276	984

University Pines	2001	June-08	Georgia Southern University	12	2,596	395	94.5%	97.6%	13	144	552

Lakeside Apartments	1991	June-08	University of Georgia	12	3,552	368	94.4%	96.6%	20	244	776

The Club	1989	June-08	University of Georgia	12	1,788	310	97.8%	97.1%	17	120	480

The Edge -Orlando	1999	June-08	Central Florida	12	6,691	555	99.4%	99.6%	21	306	930

University Place	2003	June-08	University of Virginia	12	2,249	380	91.1%	94.5%	12	144	528

Southview Apartments	1998	June-08	James Madison University	12	5,179	447	97.6%	98.9%	21	240	960

Stone Gate Apartments	2000	June-08	James Madison University	12	3,725	459	98.7%	99.3%	15	168	672

The Commons	1991	June-08	James Madison University	12	2,339	389	91.1%	97.7%	11	132	528

University Gables	2001	June-08	Middle Tennessee State University	12	2,906	353	96.8%	97.1%	15	168	648

Campus Ridge	2003	June-08	East Tennessee State University	12	2,334	368	93.3%	97.0%	10	132	528

The Enclave	2002	June-08	Bowling Green State University	12	1,590	265	98.4%	99.0%	11	120	480

Hawks Landing	1994	June-08	Miami University of Ohio	12	2,029	381	88.5%	98.8%	13	122	484

Willowtree Apartments (4)	1968	June-08	University of Michigan	12	3,000	464	92.2%	99.5%	13	310	568

Willowtree Towers (4)	1974	June-08	University of Michigan	12	1,494	464	92.2%	99.6%	3	163	283

Abbott Place	1999	June-08	Michigan State University	12	3,403	422	99.1%	98.9%	9	222	654

The Centre	2004	June-08	Western Michigan University	12	3,169	363	98.9%	99.4%	23	232	700

University Meadows	2001	June-08	Central Michigan University	12	2,640	364	92.7%	97.9%	23	184	616

Campus Way	1993	June-08	University of Alabama	12	3,620	424	98.4%	97.8%	9	196	684

University Pointe	2004	June-08	Texas Tech University	12	4,389	519	99.0%	99.1%	11	204	682

University Trails	2003	June-08	Texas Tech University	12	4,104	482	98.7%	99.4%	20	240	684

Vista del Sol - ACE (5)	2008	Aug-08	Arizona State University	12	15,451	626	98.2%	99.4%	12	613	1,866

Villas at Chestnut Ridge	2008	Aug-08	State University of New York – Buffalo	12	4,615	689	98.8%	99.3%	12	196	552

Subtotal – Same Store Wholly-Owned Properties (6)					270,933	482	96.4%	98.4%	910	14,092	44,482

Barrett Honors College –ACE (5)	2009	Aug-09	Arizona State University	12	11,729	730	73.1%	97.8%	7	602	1,721

Campus Trails	1991	June-08	Mississippi State University	12	1,932	366	87.7%	84.2%	14	156	480

University Heights (7)	2001	Mar-10	University of Alabama at Birmingham	12	1,957	364	90.9%	97.9%	8	176	528

Sanctuary Lofts (7)	2008	July-10	Texas State University – San Marcos	12	1,663	516	96.2%	94.5%	4	201	487

Property	Year Built	Date Acquired/ Developed	Primary University Served	Typical Lease Term (Mos)	Year Ended December 31, 2010 Revenue	Average Monthly Revenue/ Bed (1)		2010 Average Occupancy (1)	Occupancy as of 12/31/10	# of Buildings	# of Units	# of Beds

Lions Crossing (7)	1996	Sep-10	Penn State University	12	1,479	484		99.4%	99.4%	17	204	696

Nittany Crossing (7)	1996/97	Sep-10	Penn State University	12	1,345	460		99.4%	99.4%	11	204	684

State College Park (7)	1991	Sep-10	Penn State University	12	1,427	438		99.5%	99.5%	15	196	752

The View (7)	2003	Sep-10	University of Nebraska	12	732	310		97.1%	97.5%	12	157	590

Chapel Ridge (7)	2003	Sep-10	UNC – Chapel Hill	12	1,281	598		98.3%	97.4%	13	180	544

Chapel View (7)	1986/ 2003	Sep-10	UNC – Chapel Hill	12	874	617		96.8%	96.9%	14	224	358

University Oaks (7)	2004	Sep-10	University of South Carolina	12	1,282	476		98.9%	98.8%	14	181	662

Blanton Common (7)	2005/07	Sep-10	Valdosta State University	12	1,361	421		89.9%	90.6%	21	276	860

Burbank Commons (7)	1995	Sep-10	Louisiana State University	12	888	420		98.7%	98.7%	7	134	532

University Crescent (7)	1999	Sep-10	Louisiana State University	12	1,257	501		99.0%	98.9%	15	192	612

University Greens (7)	1999	Sep-10	University of Oklahoma	12	768	392		91.7%	92.4%	13	156	516

The Edge – Charlotte (7)	2000	Nov-10	University of North Carolina at Charlotte	12	604	418		98.5%	98.6%	15	180	720

University Walk (7)	2002	Nov-10	University of North Carolina at Charlotte	12	441	451		98.4%	98.5%	12	120	480

Uptown Apartments (7)	2004	Nov-10	University of North Texas	12	583	544		98.8%	98.9%	12	180	528

Jefferson 2nd Avenue (7)	2008	Dec-10	University of Florida	12	434	503		98.6%	98.6%	7	274	868

Villas at Babcock (8)	2011	Aug-11	University of Texas – San Antonio	12	21	n/a		n/a	n/a	16	204	792

Lobo Village - ACE (8)	2011	Aug-11	University of New Mexico	12	45	n/a		n/a	n/a	20	216	864

Villas on Sycamore (8)	2011	Aug-11	Sam Houston State University	12	8	n/a		n/a	n/a	88	170	680

Portland State University - ACE (9)	2012	Aug-12	Portland State University	12	-	n/a		n/a	n/a	1	282	978

Subtotal – New Wholly-Owned Properties					32,111	510		88.3%	97.0%	356	4,865	15,932

Total – Wholly-Owned Properties					303,044	488		95.5%	98.1%	1,266	18,957	60,414

ON-CAMPUS PARTICIPATING PROPERTIES (10) (11)

University Village – PVAMU	1996/ 97/98	Aug-96 Aug-98	Prairie View A&M University	9	9,265	506		76.9%	97.2%	30	612	1,920

University College – PVAMU	2000/ 2003	Aug-00 Aug-03	Prairie View A&M University	9	6,993	510		71.9%	99.8%	14	756	1,470

University Village – TAMIU	1997	Aug-97	Texas A&M International University	9	1,282	498		79.3%	88.4%	4	84	250

Cullen Oaks	2001/ 2005	Aug-01 Aug-05	The University of Houston	9	6,435	712		84.6%	98.1%	4	411	879

Total - On-Campus Participating Properties					23,975	547		76.9%	97.7%	52	1,863	4,519

Grand Total- All Properties					$327,019	$493	(12)	94.0%	98.0%	1,318	20,820	64,933

(1)
Average monthly revenue per bed is calculated based upon our base rental revenue earned during typical lease terms for the year ended December 31, 2010 divided by average occupied beds over the typical lease term.  Average occupancy is calculated based on the average number of occupied beds during typical lease terms for the year ended December 31, 2010 divided by total beds.

(2)	As rent at this property includes food services, revenue is not comparable to the other properties in this chart.

(3)	Subject to a 75-year ground lease with Temple University.

(4)
For lease administration purposes, University Club Tallahassee and The Grove at University Club are reported combined, College Club Tallahassee and The Greens at College Club are reported combined, Royal Oaks, Royal Pavilion, and Royal Village Tallahassee are reported combined, Jacob Heights I, Jacob Heights III, and The Summit are reported combined, and Willowtree Apartments and Willowtree Towers are reported combined.  As a result, revenue for the year ended December 31, 2010 is allocated to the respective properties based on relative bed count.

(5)	Subject to a 65-year ground/facility lease with Arizona State University.

(6)	Our same store wholly-owned portfolio represents properties that were owned by us for both of the full years ended December 31, 2010 and 2009.

(7)	These properties were acquired during 2010. Average occupancy is calculated based on the period these properties were owned and operated by us in 2010.

(8)	Currently under development with a scheduled completion date of August 2011.

(9)	Currently under development with a scheduled completion date of August 2012.

(10)
Although our on-campus participating properties accounted for 8.9% of our units, 7.0% of our beds and 7.3% of our revenues for the year ended December 31, 2010, because of the structure of their ownership and financing we have only received approximately $1.7 million in distributions of excess cash flow during the year ended December 31, 2010. The ground/facility leases through which we own our on-campus participating properties provide that the university lessor may purchase our interest in and assume the management of the facility.

(11)	Subject to ground/facility leases with their primary university systems. Average occupancy is calculated based on the nine month academic year (excluding the summer months).

(12)	Does not include revenues from The Callaway House because of its food service component.

Item 3. Legal Proceedings

From time to time, we are subject to various lawsuits, claims and proceedings arising in the ordinary course of business.  As of December 31, 2010, none of these were expected to have a material adverse effect on our cash flows, financial condition, or results of operations.

Item 4.  [Removed and Reserved]

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

	High	Low	Distributions Declared
Quarter ended March 31, 2009	$23.43	$14.88	$0.3375
Quarter ended June 30, 2009	$24.17	$16.65	$0.3375
Quarter ended September 30, 2009	$29.09	$19.33	$0.3375
Quarter ended December 31, 2009	$28.86	$25.62	$0.3375
Quarter ended March 31, 2010	$28.90	$24.20	$0.3375
Quarter ended June 30, 2010	$30.56	$23.62	$0.3375
Quarter ended September 30, 2010	$31.34	$25.92	$0.3375
Quarter ended December 31, 2010	$33.63	$30.03	$0.3375

Holders

As of February 23, 2011, there were approximately 22,400 holders of record of the Company’s common stock and 66,915,264 shares of common stock outstanding.

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

Equity Compensation Plans

In May 2010, our stockholders approved the American Campus Communities, Inc. 2010 Incentive Award Plan (the “2010 Plan”).  The 2010 Plan provides for the grant of various stock-based incentive awards to selected employees and directors of the Company and the Company’s affiliates.  The types of awards that may be granted under the 2010 Plan include incentive stock options, nonqualified stock options, restricted stock awards (“RSAs”), restricted stock units (“RSUs”), profits interest units (“PIUs”) and other stock-based awards.  The Company has reserved a total of 1.7 million shares of the Company’s common stock for issuance pursuant to the 2010 Plan, subject to certain adjustments for changes in the Company’s capital structure, as defined in the 2010 Plan.  Refer to Note 13 in the accompanying Notes to Consolidated Financial Statements in Item 8 for a more detailed description of the Plan.  As of December 31, 2010, the total units and shares issued under the Plan were as follows:

	# of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	# of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders	638,807	(1)	$-0-	1,722,965
Equity Compensation Plans Not Approved by Security Holders	n/a		n/a	n/a

(1)	Consists of restricted stock awards granted to executive officers and certain employees and common units of limited partnership interest in the Operating Partnership.

Item 6.  Selected Financial Data

The following table sets forth selected financial and operating data on a consolidated historical basis for the Company.

The following data should be read in conjunction with the Notes to Consolidated Financial Statements in Item 8 and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7.

	As of and for the Year Ended December 31,
	2010	2009	2008	2007	2006
Statements of Operations Information:
Revenues	$344,991	$304,946	$231,155	$147,135	$118,953
Income (loss) from continuing operations	25,091	(987)	(11,342)	(1,431)	3,700
Discontinued operations:
(Loss) income attributable to discontinued operations	(4,288)	(2,115)	(1,477)	-	2,287
(Loss) gain from disposition of real estate	(3,705)	(9,358)	-	-	18,648
Net income (loss)	17,098	(12,460)	(12,819)	(1,431)	24,635
Net income attributable to noncontrolling interests	(888)	(380)	(236)	(255)	(2,038)
Net income (loss) attributable to common shareholders	16,210	(12,840)	(13,055)	(1,686)	22,597

Per Share and Distribution Data:
Earnings per diluted share:
Income (loss) from continuing operations	$0.40	$(0.05)	$(0.32)	$(0.08)	$0.08
Discontinued operations	(0.14)	(0.23)	(0.04)	-	1.08
Net income (loss)	0.26	(0.28)	(0.36)	(0.08)	1.16
Cash distributions declared per share / unit	1.35	1.35	1.35	1.35	1.35
Cash distributions declared	76,424	64,492	50,563	32,931	25,287

Balance Sheet Data:
Total assets	$2,693,484	$2,234,981	$2,183,909	$1,076,296	$884,381
Secured mortgage, construction and bond debt	1,144,103	1,029,455	1,162,221	533,430	432,294
Senior secured term loan	100,000	100,000	100,000	-	-
Secured revolving credit facilities	101,000	94,000	14,700	9,600	-
Capital lease obligations	911	2,314	2,555	2,798	2,348
Stockholders’ equity	1,213,962	899,030	785,119	428,562	341,944

Selected Owned Property Information:
Owned properties	104	85	86	44	38
Units	20,820	17,008	17,212	9,519	7,711
Beds	64,933	52,118	52,817	28,657	23,663
Occupancy as of December 31,	98.0%	96.2%	92.4%	95.1%	96.2%

Net cash provided by operating activities	$118,084	$77,579	$36,395	$29,047	$35,237
Net cash used in investing activities	(246,163)	(120,664)	(435,275)	(187,591)	(102,718)
Net cash provided by financing activities	175,493	83,578	412,407	91,510	121,947

Funds From Operations (“FFO”):
Net income (loss) attributable to common shareholders	$16,210	$(12,840)	$(13,055)	$(1,686)	$22,597
Noncontrolling interests	888	380	236	255	2,038
Loss (gain) from disposition of real estate	3,705	9,358	-	-	(18,648)
Loss from unconsolidated joint ventures	2,023	2,073	1,619	108	-
FFO from unconsolidated joint ventures	(1,195)	246	(487)	(108)	-
Real estate related depreciation and amortization	75,667	75,814	56,459	29,824	24,956
Funds from operations (1) (2)	$97,298	$75,031	$44,772	$28,393	$30,943

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

Property Portfolio

As of December 31, 2010, our total property portfolio contained 104 student housing properties with approximately 65,000 beds in approximately  20,800 apartment units, all of which we manage.  Our communities contain modern housing units and are supported by a resident assistant system and other student-oriented programming, with many offering resort-style amenities.

As of December 31, 2010, our property portfolio included 100 wholly-owned properties, which consisted of 96 owned off-campus properties that are in close proximity to 68 colleges and universities in 27 states and four owned on-campus properties, two of which were under construction as of December 31, 2010.  The net operating income of these student housing communities, which is one of the financial measures that we use to evaluate community performance, is affected by the demand and supply dynamics within our markets, which drives our rental rates and occupancy levels and is affected by our ability to control operating costs.  Our overall operating performance is also impacted by the general availability and cost of capital and the performance of our newly developed and acquired student housing communities.  Our primary business objectives are to create long-term stockholder value by accessing capital on cost effective terms, deploying that capital to develop, redevelop and acquire student housing communities and selling communities when they no longer meet our long-term investment strategy and when market conditions are favorable.

The construction of our four owned on-campus properties is funded with our equity through the ACE program which enables colleges and universities to preserve their credit capacity to fund core academic infrastructure.  Each of these properties operate under a ground/facility lease with a related university system.

Additionally, we participate with two university systems in the ownership of four on-campus properties under long-term ground/facility leases; we refer to these properties as our “on-campus participating properties.”

Third-Party Development and Management Services

We also provide development and construction management services for student housing properties owned by universities, 501(c) 3 foundations and others.  Our clients have included some of the nation’s most prominent systems of higher education, including the State University of New York System, the University of California System, the University of Houston System, the Texas A&M University System, the Texas State University System, the University of Georgia System, the University of North Carolina System, the Purdue University System, the University of Colorado System, and the West Virginia University System.  We have developed student housing properties for these clients and a majority of the time have been retained to manage these properties following their opening.  Since 1996, we have developed and assisted in securing financing for 36 third-party student housing properties.  As of December 31, 2010, we were under contract on two projects that are currently in progress and whose fees range from $2.2 million to $2.5 million.  As of December 31, 2010, fees of approximately $1.3 million remained to be earned by us with respect to these projects, which have scheduled completion dates of August 2011.

As of December 31, 2010, we owned a noncontrolling interest in one joint venture that owned one student housing property with approximately 600 beds in approximately 200 units.  We also provided third-party management and leasing services for 37 properties that represented approximately 28,200 beds in approximately 10,700 units, nine of which we developed.  Our third-party management and leasing services are typically provided pursuant to management contracts that have initial terms that range from one to five years.  As of December 31, 2010, our total owned, joint venture and third-party managed portfolio was comprised of 142 properties that represented approximately 93,800 beds in approximately 31,700 units.

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

We also evaluate the collectability of fee income and expense reimbursements generated through the provision of development and construction management services based upon the individual facts and circumstances, including the contractual right to receive such amounts in accordance with the terms of the various projects, and reserve any amounts that are deemed to be uncollectible.

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

Student Housing Rental Revenue Recognition and Accounts Receivable

Student housing rental revenue is recognized on a straight-line basis over the term of the contract. Ancillary and other property related income is recognized in the period earned.  In estimating the collectability of our accounts receivable, we analyze the aging of resident receivables, historical bad debts, and current economic trends. These estimates have a direct impact on our net income, as an increase in our allowance for doubtful accounts reduces our net income.

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

Results of Operations

Comparison of the Years Ended December 31, 2010 and December 31, 2009

The following table presents our results of operations for the years ended December 31, 2010 and 2009, including the amount and percentage change in these results between the two periods.

	Year Ended December 31,
	2010	2009	Change ($)	Change (%)
Revenues:
Wholly-owned properties	$301,747	$267,294	$34,453	12.9%
On-campus participating properties	23,975	22,727	1,248	5.5%
Third-party development services	9,302	5,015	4,287	85.5%
Third-party management services	8,670	8,795	(125)	(1.4%)
Resident services	1,297	1,115	182	16.3%
Total revenues	344,991	304,946	40,045	13.1%

Operating expenses:
Wholly-owned properties	143,037	130,147	12,890	9.9%
On-campus participating properties	10,492	10,200	292	2.9%
Third-party development and management services	12,781	11,250	1,531	13.6%
General and administrative	11,561	10,955	606	5.5%
Depreciation and amortization	77,234	74,554	2,680	3.6%
Ground/facility leases	2,944	2,107	837	39.7%
Total operating expenses	258,049	239,213	18,836	7.9%

Operating income	86,942	65,733	21,209	32.3%

Nonoperating income and (expenses):
Interest income	187	118	69	58.5%
Interest expense	(60,654)	(61,192)	538	(0.9%)
Amortization of deferred financing costs	(4,485)	(3,435)	(1,050)	30.6%
Loss from unconsolidated joint ventures	(2,023)	(2,073)	50	(2.4%)
Other nonoperating income	5,694	402	5,292	1,316.4%
Total nonoperating expenses	(61,281)	(66,180)	4,899	(7.4%)

Income (loss) before income taxes and discontinued operations	25,661	(447)	26,108	(5,840.7%)
Income tax provision	(570)	(540)	(30)	5.6%
Income (loss) from continuing operations	25,091	(987)	26,078	(2,642.1%)

Discontinued operations:
Loss attributable to discontinued operations	(4,288)	(2,115)	(2,173)	102.7%
Loss from disposition of real estate	(3,705)	(9,358)	5,653	(60.4%)
Total discontinued operations	(7,993)	(11,473)	3,480	(30.3%)

Net income (loss)	17,098	(12,460)	29,558	(237.2%)
Income attributable to noncontrolling interests	(888)	(380)	(508)	133.7%
Net income (loss) attributable to common shareholders	$16,210	$(12,840)	$29,050	$(226.2%)

Wholly-Owned Properties Operations

Revenues from our wholly-owned properties for the year ended December 31, 2010 compared to the year ended December 31, 2009 increased by $34.5 million primarily due to the acquisition of 14 properties from two of our unconsolidated joint ventures in September and November 2010, the improved lease-up for the 2010/2011 academic year, the acquisition of three properties in March, July and December 2010, and the completion of construction of Barrett Honors College in August 2009.  Operating expenses increased approximately $12.9 million for the year ended December 31, 2010 as compared to the prior year, primarily due to the same factors which affected the increase in revenues.

New Property Operations.  Our new properties for the year ended December 31, 2010 as compared to year ended December 31, 2009 consist of the following: (i) 14 properties acquired in September and December 2010 from two joint ventures in which we previously held a 10% interest; (ii) Jefferson 2nd Avenue, acquired in December 2010; (iii) Sanctuary Lofts, acquired in July 2010; (iv) Campus Trails, a property that experienced significant property damage in April 2010 as a result of a fire in which 72 beds were destroyed and are currently in the process of being rebuilt; (v) University Heights, acquired in March 2010; and (vi) Barrett Honors College at Arizona State University, which completed construction and opened for occupancy in August 2009.  These new properties contributed an additional $24.5 million of revenues and an additional $11.5 million of operating expenses during the year ended December 31, 2010 as compared to the year ended December 31, 2009.

Same Store Property Operations (Excluding New Property Activity).  We had 77 properties containing 44,402 beds which were operating during both years ended December 31, 2010 and 2009.  These properties produced revenues of $270.9 million and $260.8 million during the years ended December 31, 2010 and 2009, respectively, an increase of $10.1 million.  This increase was primarily due to an increase in average occupancy from 93.1% during the year ended December 31, 2009 to 96.4% during the year ended December 31, 2010.  Future revenues will be dependent on our ability to maintain our current leases in effect for the 2010/2011 academic year and our ability to obtain appropriate rental rates and desired occupancy for the 2011/2012 academic year at our various properties during our leasing period, which typically begins in January and ends in August.

At these existing same store properties, operating expenses increased by $1.4 million, from $127.9 million for the year ended December 31, 2009 to $129.3 million for the year ended December 31, 2010.  This increase was primarily due to increased utilities costs as a result of higher occupancy at the properties and maintenance costs incurred during the year ended December 31, 2010 as compared with 2009.  These increases were offset by a decrease in marketing costs incurred during the prior year in order to stimulate leasing velocity for the 2009/2010 academic year.  We anticipate that operating expenses for our same store property portfolio in 2011 will increase slightly as compared with 2010 as a result of general inflation.

On-Campus Participating Properties (“OCPP”) Operations

We had four participating properties containing 4,519 beds which were operating during both years ended December 31, 2010 and 2009.  Revenues from our participating properties increased to $24.0 million during the year ended December 31, 2010 from $22.7 million for the year ended December 31, 2009, an increase of $1.3 million.  This increase was primarily a result of an increase in average rental rates during the year ended December 31, 2010 as compared to the prior year, as well as an increase in average occupancy from 74.7% for the year ended December 31, 2009 to 76.9% for the year ended December 31, 2010.

At these properties, operating expenses increased from $10.2 million for the year ended December 31, 2009 to $10.5 million for the year ended December 31, 2010, an increase of $0.3 million.  This increase was primarily due to an increase in bad debt expense.  We anticipate that operating expenses in 2011 will increase slightly as compared with 2010 as a result of general inflation.

Third-Party Development Services Revenue

Third party development services revenue increased by $4.3 million, from $5.0 million during the year ended December 31, 2009 to $9.3 million for the year ended December 31, 2010.  This increase was primarily due to $4.7 million of revenue earned during the year ended December 31, 2010 related to our participation in cost savings on the University of California – Irvine Phase III project, which completed construction and opened for occupancy in August 2010.  During the year ended December 31, 2010, we had four projects in progress with an average contractual fee of approximately $4.0 million, as compared to the year ended December 31, 2009 in which we had five projects in progress with an average contractual fee of approximately $3.4 million.  Closing of third-party development services projects during 2011 will be dependent upon the Company’s university clients obtaining project financing, which has been adversely affected by current capital market conditions.

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

Third-Party Management Services Revenue

Third party management services revenue decreased by $0.1 million from $8.8 million for the year ended December 31, 2009 to $8.7 million for the year ended December 31, 2010.  We experienced a decrease in management services revenue of $0.4 million during the year ended December 31, 2010 as a result of our September and November 2010 purchases of a 14-property portfolio from joint ventures in which we previously held a 10% interest.  This decrease was offset by additional revenue of $0.6 million related to our Hampton Roads property, which completed the final phase of construction in July 2010.  The remainder of the variance is due to contracts that terminated during 2009 and 2010, offset by new contracts obtained during the same periods.  We anticipate third party management services revenue to decrease in 2011 primarily as a result of lost management fee revenue related to the 14- property portfolio purchased from joint ventures in September and November 2010, as well as the discontinuation of a large management contract at the University of Central Florida in January 2011 that contributed $1.2 million of management fees during the year ended December 31, 2010.

Resident Services Revenue

Revenue from resident services increased by $0.2 million, from $1.1 million for the year ended December 31, 2009 to $1.3 million for the year ended December 31, 2010.  This increase was primarily due to additional revenue earned from the properties acquired during 2010.

Third-Party Development and Management Services Expenses

Third-party development and management services expenses increased by $1.5 million, from $11.3 million during the year ended December 31, 2009 to $12.8 million for the year ended December 31, 2010.  This increase was primarily the result of approximately $0.9 million in reserves recorded during the year ended December 31, 2010 on predevelopment costs incurred for third-party development projects and accounts receivable from third-party management contracts.  Additionally, we incurred an additional $0.4 million of expense during the year ended December 31, 2010 related to a third-party development project at Boise State University that did not move forward using us as developer due to the University’s decision to proceed with building a portion of the project themselves utilizing traditional University debt.  We anticipate third-party development and management services expenses to decrease in 2011 as a result of less activity in our management services segment due to the 14 properties acquired from our joint ventures with Fidelity in September and November 2010, as well as an anticipated decrease in reserves recorded on predevelopment costs for third-party development projects and accounts receivable from third-party management contracts.

General and Administrative

General and administrative expenses increased by $0.6 million, from $11.0 million during the year ended December 31, 2009 to $11.6 million for the year ended December 31, 2010.  This increase was primarily a result of $1.0 million of acquisition-related costs such as broker fees, due diligence costs and legal and accounting fees incurred for property acquisitions completed during the year ended December 31, 2010.  We anticipate general and administrative expenses to increase in 2011 as a result of increased salary and benefits expense, including restricted stock award amortization, increased public company expenses, anticipated increases in travel related expenditures and general inflationary increases.

Depreciation and Amortization

Depreciation and amortization increased by $2.7 million, from $74.5 million during the year ended December 31, 2009 to $77.2 million for the year ended December 31, 2010.  This increase was primarily due to the following items: (i) additional depreciation and amortization expense of approximately $4.1 million recorded during the year ended December 31, 2010 related to the acquisition of a 14-property portfolio from two joint ventures in which we previously held a 10% interest in September and November 2010; (ii) additional depreciation and amortization expense of approximately $1.4 million recorded during the year ended December 31, 2010 as compared to the same period in 2009 related to renovation projects completed during 2009 and 2010 at several of the properties acquired from GMH; and (iii) the opening of Barrett Honors College in August 2009 and three other properties acquired in March, July and December 2010, which contributed an additional $3.5 million of depreciation and amortization expense during the year ended December 31, 2010 as compared to the prior year.  These increases were offset by amortization expense of approximately $8.9 million related to the value assigned to in-place leases at the properties acquired from GMH, which was fully amortized by the end of 2009.  We expect depreciation and amortization expense to increase in 2011 as a result of properties acquired during 2010 and the anticipated completion of three owned development projects, currently under construction, scheduled to open for occupancy in August 2011.

Ground/Facility Leases

Ground/facility leases expense increased by $0.8 million, from $2.1 million during the year ended December 31, 2009 to $2.9 million for the year ended December 31, 2010.  This increase was primarily due to improved operating results at our on-campus participating properties, which increased our share of the cash flow available for distribution.  We anticipate ground/facility leases expense to increase slightly in 2011 as a result of improved operations at our on-campus participating properties and the completion of construction and commencement of operations of another ACE development project in August 2011.

Interest Expense

Interest expense decreased by $0.5 million, from $61.2 million during the year ended December 31, 2009 to $60.7 million for the year ended December 31, 2010.  We experienced a decrease in interest expense of approximately $6.0 million during the year ended December 31, 2010 as compared to the same period in 2009 as a result of mortgage loans paid off during 2009 and 2010.  This decrease was offset by additional interest of $2.4 million incurred during the year ended December 31, 2010 related to loans assumed on the 14 properties we purchased from two joint ventures in September and November 2010, an additional $1.8 million in interest expense incurred during the year ended December 31, 2010 as compared to the prior year related to our Freddie Mac revolving credit facility entered into in September 2009, and an additional $0.3 million of interest expense incurred during the year ended December 31, 2010 as compared to the prior year related to the timing of draws and paydowns on our $225 million revolving credit facility.  In addition, interest expense increased as a result of a decrease in capitalized interest of $1.7 million during the year ended December 31, 2010 as compared to the prior year due to the timing and volume of construction activities on our owned development projects during the respective periods.  The remaining decrease in interest expense during the year ended December 31, 2010 is primarily a result of scheduled repayments of principal on our amortizing mortgage debt.  We expect interest expense to decrease in 2011 due to the payoff of mortgage debt in 2010 and mortgage debt scheduled to mature in 2011, and an increase in capitalized interest associated with our increased owned development activity, offset by additional interest expense incurred in connection with loans assumed on the 14 properties acquired from two joint ventures in 2010 and additional interest expense incurred from anticipated borrowings on our corporate-level debt.

Amortization of Deferred Financing Costs

Amortization of deferred financing costs increased approximately $1.1 million, from $3.4 million during the year ended December 31, 2009 to $4.5 million for the year ended December 31, 2010, primarily due to an additional $1.3 million of finance cost amortization incurred during the year ended December 31, 2010 related to the refinancing of our revolving credit facility in August 2009 and the Freddie Mac revolving credit facility entered into in September 2009.  We also incurred an additional $0.2 million of amortization of finance costs incurred to assume debt on the 14 properties acquired from two joint ventures in 2010.  These increases were offset by a decrease in finance cost amortization of $0.4 million as a result of mortgage loans paid off during 2009 and 2010.  We expect amortization of deferred financing costs in 2011 to increase slightly as a result of debt assumed in connection with our acquisition of 14 properties in September and November 2010, offset by mortgage loans paid off in 2010 and 2011.

Loss from Unconsolidated Joint Ventures

Loss from unconsolidated joint ventures represents our share of the net loss from the Hampton Roads military housing joint venture in which we have a minimal economic interest, as well as our 10% share of the loss from two joint ventures with Fidelity.  In September and November 2010, we acquired the full ownership interests in 14 properties previously owned by the Fidelity joint ventures.  Subsequent to the acquisition, the 14 properties containing 8,534 beds are now wholly-owned and are consolidated by us.  One property containing 636 beds was not acquired by us and will continue to be owned by one of the Fidelity joint ventures.  Loss from unconsolidated joint ventures decreased approximately $0.1 million from $2.1 million during the year ended December 31, 2009 to $2.0 million for the year ended December 31, 2010.  This decrease was primarily a result of our purchase of the full ownership interests in 14 joint venture properties in September and November 2010, as more fully described above.

Other Nonoperating Income

Other nonoperating income of $5.7 million for the year ended December 31, 2010 represents the following items: (i) a $4.1 million gain recorded as a result of remeasuring our equity method investments in two joint ventures, in which we previously held a 10% interest, to fair value immediately prior to our September and November 2010 acquisitions of the remaining 90% interest in 14 properties previously owned by the joint ventures; and (ii) a gain on insurance settlement of $1.6 million related to a fire that occurred at one of our owned off-campus properties in April 2010.  The gain represents insurance proceeds received in excess of the book value of the property written off as a result of the fire damage.  Other nonoperating income of $0.4 million for the year ended December 31, 2009 represents tax incentive amounts received in cash in excess of our estimate of the future potential benefit of the tax incentive recorded upon acquisition of a property located in Ypsilanti, Michigan.  Upon acquisition of this property in February 2007, any future potential benefit of such tax incentive was assumed from the seller.

Discontinued Operations

Discontinued operations for the periods presented includes the following properties: (i) Riverside Estates, a wholly-owned property sold in December 2009 for a sale price of $18.2 million, (ii) Cambridge at Southern, a wholly-owned property sold in March 2010 for a sale price of $19.5 million, and (ii) Campus Walk – Oxford, a wholly-owned property sold in April 2010 for a sale price of $9.2 million.  Refer to Note 6 in the accompanying Notes to Consolidated Financial Statements contained in Item 8 herein for a table summarizing the results of operations of the properties classified within discontinued operations.

Comparison of the Years Ended December 31, 2009 and December 31, 2008

The following table presents our results of operations for the years ended December 31, 2009 and 2008, including the amount and percentage change in these results between the two periods.

	Year Ended December 31,
	2009	2008	Change($)	Change(%)
Revenues:
Wholly-owned properties	$267,294	$192,277	$75,017	39.0%
On-campus participating properties	22,727	22,042	685	3.1%
Third-party development services	5,015	7,922	(2,907)	(36.7%)
Third-party management services	8,795	6,578	2,217	33.7%
Resident services	1,115	2,336	(1,221)	(52.3%)
Total revenues	304,946	231,155	73,791	31.9%

Operating expenses:
Wholly-owned properties	130,147	100,121	30,026	30.0%
On-campus participating properties	10,200	10,771	(571)	(5.3%)
Third-party development and management services	11,250	11,123	127	1.1%
General and administrative	10,955	11,274	(319)	(2.8%)
Depreciation and amortization	74,554	55,865	18,689	33.5%
Ground/facility leases	2,107	1,778	329	18.5%
Total operating expenses	239,213	190,932	48,281	25.3%

Operating income	65,733	40,223	25,510	63.4%

Nonoperating income and (expenses):
Interest income	118	1,128	(1,010)	(89.5%)
Interest expense	(61,192)	(48,626)	(12,566)	25.8%
Amortization of deferred financing costs	(3,435)	(2,546)	(889)	34.9%
Loss from unconsolidated joint ventures	(2,073)	(1,619)	(454)	28.0%
Other nonoperating income	402	486	(84)	(17.3%)
Total nonoperating expenses	(66,180)	(51,177)	(15,003)	29.3%

Loss before income taxes and discontinued operations	(447)	(10,954)	10,507	(95.9%)
Income tax provision	(540)	(388)	(152)	39.2%
Loss from continuing operations	(987)	(11,342)	10,355	(91.3%)

Discontinued operations:
Loss attributable to discontinued operations	(2,115)	(1,477)	(638)	43.2%
Loss from disposition of real estate	(9,358)	-	(9,358)	100.0%
Total discontinued operations	(11,473)	(1,477)	(9,996)	676.8%

Net loss	(12,460)	(12,819)	359	(2.8%)
Income attributable to noncontrolling interests	(380)	(236)	(144)	61.0%
Net loss attributable to common shareholders	$(12,840)	$(13,055)	$215	(1.6%)

Wholly-Owned Properties Operations

Revenues from our wholly-owned properties for the year ended December 31, 2009 compared to the year ended December 31, 2008 increased by $75.0 million primarily due to the acquisition of GMH’s student housing business in June 2008, the completion of construction and opening of Vista del Sol and Villas at Chestnut Ridge in August 2008, and the completion of construction and opening of Barrett Honors College in August 2009.  Operating expenses increased approximately $30.0 million for the year ended December 31, 2009 as compared to the prior year, primarily due to the same factors which affected the increase in revenues.

New Property Operations.  For the year ended December 31, 2009, the GMH student housing properties contributed an additional $53.4 million of revenues and an additional $23.4 million of operating expenses.  In addition, we acquired two properties in February 2008: Pirate’s Place, located near the campus of East Carolina University in Greenville, North Carolina, and Sunnyside Commons, located near the campus of West Virginia University in Morgantown, West Virginia.  In August 2008, we completed construction of and opened Vista del Sol and Villas at Chestnut Ridge, and in August 2009 we completed construction of and opened Barrett Honors College.  These five non-GMH new properties contributed an additional $18.1 million of revenues and an additional $5.4 million of operating expenses during the year ended December 31, 2009 as compared to the year ended December 31, 2008.

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

At these properties, operating expenses decreased from $10.8 million for the year ended December 31, 2008 to $10.2 million for the year ended December 31, 2009, a decrease of $0.6 million.  This decrease was primarily due to hurricane costs incurred during the year ended December 31, 2008 that were not incurred in 2009.

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

Third Party Management Services Revenue

Third party management services revenues increased by $2.2 million from $6.6 million for the year ended December 31, 2008 to $8.8 million for the year ended December 31, 2009.  This increase was primarily due to an additional $1.6 million in management fees recognized during the year ended December 31, 2009 from third party management contracts assumed as part of the GMH acquisition in June 2008, including 20 properties owned in two joint ventures with Fidelity in which we had a 10% interest.  Additionally, we assumed management of four properties located in Canada, which contributed an additional $0.2 million of third party management services revenue for the year ended December 31, 2009.  Finally, during 2008 and 2009 we assumed management of additional phases at our Hampton Roads military housing project, which also contributed an additional $0.2 million of third party management services revenue during the year ended December 31, 2009.

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

Depreciation and Amortization

Depreciation and amortization increased by $18.7 million, from $55.9 million during the year ended December 31, 2008 to $74.6 million for the year ended December 31, 2009.  This increase was primarily due to the acquisition of the GMH student housing business in June 2008, which contributed an additional $13.0 million to depreciation and amortization expense for the year ended December 31, 2009, of which $0.6 million related to the valuation assigned to in-place leases for such properties.  The increase was also due to the completion of construction and opening of Vista del Sol and Villas at Chestnut Ridge in August 2008 and Barrett Honors College in August 2009, which contributed an additional $4.5 million to depreciation and amortization expense for the year ended December 31, 2009.

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

Interest Expense

Interest expense increased $12.6 million, from $48.6 million during the year ended December 31, 2008 to $61.2 million for the year ended December 31, 2009.  This increase was primarily due to $598.8 million of mortgage debt assumed from GMH in June 2008, which contributed an additional $11.7 million of interest expense for the year ended December 31, 2009.  We also incurred an additional $0.9 million of interest expense during the year ended December 31, 2009 related to the senior secured term loan entered into in May 2008, as well as an additional $0.8 million of interest expense related to the $125 million secured Freddie Mac revolving credit facility entered into in September 2009.  These increases were offset by a $1.8 million decrease to interest expense related to the pay-off of $80.8 million of mortgage loans during the year ended December 31, 2009.

Amortization of Deferred Financing Costs

Amortization of deferred financing costs increased approximately $0.9 million from $2.5 million during the year ended December 31, 2008 to $3.4 million for the year ended December 31, 2009, primarily due to the amortization of additional finance costs incurred to assume debt on properties acquired from GMH, the senior secured term loan entered into in May 2008, and the Freddie Mac revolving credit facility entered into in September 2009.

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

Discontinued Operations

Discontinued operations for the periods presented include the following properties: (i) The Courtyards, a wholly-owned property sold in July 2008 for a sale price of approximately $17.4 million, (ii) The Verge, a wholly-owned property sold in August 2008 for a sale price of approximately $36.4 million, (iii) Riverside Estates, a wholly-owned property sold in December 2009 for a sale price of $18.2 million, (iv) Cambridge at Southern, a wholly-owned property sold in March 2010 for a sale price of $19.5 million, and (v) Campus Walk – Oxford, a wholly-owned property sold in April 2010 for a sale price of $9.2 million.  Refer to Note 6 in the accompanying Notes to Consolidated Financial Statements contained in Item 8 herein for a table summarizing the results of operations of the properties classified within discontinued operations.

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

Cash Flows

Comparison of Years Ended December 31, 2010 and December 31, 2009

Operating Activities

For the year ended December 31, 2010, net cash provided by operating activities was approximately $118.1 million, as compared to $77.6 million for the year ended December 31, 2009, an increase of $40.5 million.  This increase was primarily due to operating cash flows provided from the timing of the acquisition of 17 properties in 2010, improved operations of the GMH portfolio and the completion of construction and opening of Barrett Honors College in August 2009.

Investing Activities

Investing activities utilized approximately $246.2 million and $120.7 million for the years ended December 31, 2010 and 2009, respectively.  The $125.5 million increase in cash utilized in investing activities during the year ended December 31, 2010 related primarily to a $163.1 million increase in the use of cash to acquire properties and undeveloped land.  We acquired a total of 17 properties during the year ended December 31, 2010 as compared to no property acquisition activity for the year ended December 31, 2009.  This increase in cash utilized in investing activities was offset by a $27.3 million decrease in cash used to fund the construction of our wholly-owned development properties.  During the year ended December 31, 2009, one wholly-owned property was under development, which was completed and opened for occupancy in August 2009, while four wholly-owned properties were in the early stages of development during the year ended December 31, 2010, with scheduled completion dates of August 2011 for three properties and August 2012 for the remaining property.  In addition, there was a $10.6 million decrease in cash used for capital expenditures at our wholly-owned properties due to renovations at several GMH properties during the year ended December 31, 2009.  For the years ended December 31, 2010, 2009 and 2008, our cash utilized in investing activities was comprised of the following:

	Year Ended December 31,
	2010	2009	2008
Property dispositions	$2,114	$1,485	$4,418
Property and land acquisitions	(170,511)	(7,385)	(283,871)
Capital expenditures for on-campus participating properties	(1,141)	(739)	(719)
Capital expenditures for wholly-owned properties	(30,399)	(40,992)	(15,346)
Investments in wholly-owned properties under development	(46,455)	(73,737)	(124,224)
Purchase of corporate furniture, fixtures, and equipment	(2,182)	(606)	(2,178)
Change in restricted cash related to capital reserves	1,184	1,711	(2,745)
Proceeds from insurance settlement	1,726	-	-
Investment in unconsolidated joint ventures	(499)	(401)	(10,610)
Total	$(246,163)	$(120,664)	$(435,275)

Financing Activities

Cash provided by financing activities totaled approximately $175.5 million and $83.6 million for the years ended December 31, 2010 and 2009, respectively.  The $91.9 million increase in cash provided by financing activities was primarily a result of the following: (i) the August 2010 equity offering, in which we raised $357.1 million, net of offering costs, as compared to $198.3 million, net of offering costs, raised in our May 2009 equity offering; (ii) the ATM Equity Program in which we raised $16.0 million, net of offering costs, during the year ended December 31, 2010; and (iii) a $5.0 million decrease in debt issuance and assumption costs as a result of $4.9 million incurred to refinance our secured revolving facility in August 2009 and $3.0 million incurred to obtain the secured agency facility in September 2009, offset by $1.8 million in costs incurred during the year ended December 31, 2010 associated with mortgage debt assumed in connection with property acquisitions, $0.6 million of fees paid to increase the borrowing capacity under our secured revolving credit facility and $0.5 million in fees paid to obtain construction financing for a wholly-owned development project.  These items were offset by (i) a $12.0 million increase in distributions to stockholders during the year ended December 31, 2010, as a result of the issuance of common stock in connection with our August 2010 and May 2009 equity offerings; and (ii) a $72.3 million decrease in proceeds (net of paydowns) received from our secured revolving credit facilities as a result of borrowing $94 million under our agency facility in September 2009 as compared to $7 million under this facility during the year ended December 31, 2010.

Comparison of Years Ended December 31, 2009 and December 31, 2008

Operating Activities

For the year ended December 31, 2009, net cash provided by operating activities was approximately $77.6 million, as compared to approximately $36.4 million for the year ended December 31, 2008, an increase of $41.2 million.  This increase was primarily due to operating cash flows provided from the timing of the acquisition of the GMH student housing business on June 11, 2008 and the completion of construction and opening of Vista del Sol and Villas at Chestnut Ridge in August 2008 and Barrett Honors College in August 2009.

Investing Activities

Investing activities utilized approximately $120.7 million and $435.3 million for the years ended December 31, 2009 and 2008, respectively.  The $314.6 million decrease in cash utilized in investing activities during the year ended December 31, 2009 related primarily to a $276.5 million decrease in the use of cash to acquire properties and undeveloped land.  We acquired a total of 44 properties during the year ended December 31, 2008 and no properties during the year ended December 31, 2009.  In June 2008, we used approximately $269.4 million of cash to acquire the GMH student housing business, including 42 properties containing 24,939 beds located in various markets throughout the country.  We also experienced a $50.5 million decrease in cash used to fund the construction of our wholly-owned development properties.  During the year ended December 31, 2009, one wholly-owned property was under development, which was completed and opened for occupancy in August 2009, while three properties were under development during the year ended December 31, 2008, two of which were completed and opened for occupancy in August 2008.  These decreases in cash utilized in investing activities were offset by a $25.6 million increase in cash used for capital expenditures at our wholly-owned properties during the year ended December 31, 2009, as we continued with renovations at several GMH properties.

Financing Activities

Cash provided by financing activities totaled approximately $83.6 million and $412.4 million for the years ended December 31, 2009 and 2008, respectively.  The $328.8 million decrease in cash provided by financing activities was primarily a result of the following: (i) the May 2009 equity offering which raised $198.3 million, net of offering costs, as compared to $252.2 million, net of offering costs, raised in our April 2008 equity offering; (ii) the $100 million senior secured term loan which was fully funded on June 11, 2008, the proceeds of which were used to pay a portion of the cash consideration for the acquisition of GMH; (iii) the contribution of 15 GMH student housing properties in 2008 to a joint venture in which we received $74.4 million in proceeds and retained a 10% equity interest in the joint venture; (iv) a $75.8 million decrease in proceeds from construction loans used to fund the construction of Vista del Sol, an owned ACE development property, and Villas at Chestnut Ridge, an owned off-campus development property, which both opened for occupancy in August 2008; (v) the pay-off of $110.9 million in mortgage and construction loan debt that matured during the year ended December 31, 2009, as compared to the pay-off of $24.4 million in mortgage loan debt during the year ended December 31, 2008; (vi) a $74.2 million increase in proceeds (net of paydowns) received from our secured revolving credit facilities as a result of us closing a $125 million secured agency facility in September 2009, of which we borrowed $94 million at closing; and (vii) a $13.9 million increase in distributions to stockholders as a result of issuances of common stock in our April 2008 and May 2009 equity offerings and as partial consideration for the acquisition of GMH in 2008.

Structure of Owned On-campus Properties

Under our ACE program, we have entered into four ground/facility leases with three university systems to finance, construct, and manage four student housing properties.  Under the terms of these ground/facility leases, the university systems own the land and typically the improvements, and we make rent payments to the university systems that consist of fixed and variable rent payments that are dependent upon the operating performance of the properties.

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

The following table reflects the amounts related to our on-campus participating properties included in our consolidated financial statements for the years ended December 31, 2010, 2009, and 2008:

	Year Ended December 31,
	2010	2009	2008
Revenues	$23,975	$22,727	$22,042
Direct operating expenses (1)	(9,811)	(9,650)	(10,073)
Amortization	(4,345)	(4,351)	(4,322)
Amortization of deferred financing costs	(181)	(180)	(185)
Ground/facility lease (2)	(1,841)	(1,086)	(1,401)
Net operating income	7,797	7,460	6,061
Interest income	18	42	206
Interest expense	(6,006)	(6,183)	(6,166)
Net income	$1,809	$1,319	$101

(1)
Excludes property management fees of $1.1 million for the year ended December 31, 2010 and $1.0 million for each of the years ended December 31, 2009 and 2008.  This expense and the corresponding fee revenue recognized by us have been eliminated in consolidation.  Also excludes the allocation of expenses related to corporate management and oversight.

(2)
Represents the universities’ 50% share of the properties’ net cash available for distribution after payment of operating expenses, debt service (including payment of principal) and capital expenditures.

Liquidity and Capital Resources

Cash Balances and Liquidity

As of December 31, 2010, excluding our on-campus participating properties, we had $131.5 million in cash and cash equivalents and restricted cash as compared to $87.5 million in cash and cash equivalents and restricted cash as of December 31, 2009.  Restricted cash primarily consists of escrow accounts held by lenders and resident security deposits, as required by law in certain states.  This increase in cash and cash equivalents was primarily due to the completion of our equity offering in August 2010, which generated net proceeds of approximately $357.1 million.  We used approximately $54.8 million of offering proceeds to paydown the outstanding balance to $-0- on our secured revolving credit facility and an additional $39.9 million of cash proceeds to pay-off mortgage debt.  In September and November 2010, we used approximately $90.1 million of offering proceeds to acquire full ownership interest in 14 properties owned in two joint ventures in which we previously held a 10% ownership interest.  In December, we used approximately $33.8 million of offering proceeds to acquire a property in Gainesville, Florida.  Finally, we used these offering proceeds to fund development costs on our four wholly-owned development projects.

As of December 31, 2010, our short-term liquidity needs included, but were not limited to, the following: (i) anticipated distribution payments to our common and restricted stockholders totaling approximately $91.0 million based on an assumed annual cash distribution of $1.35 per share based on the number of our shares outstanding as of December 31, 2010, (ii) anticipated distribution payments to our Operating Partnership unitholders totaling approximately $1.5 million based on an assumed annual distribution of $1.35 per common unit of limited partnership interest (“Common Unit”) and a cumulative preferential per annum cash distribution rate of 5.99% on our preferred units of limited partnership interest (“Series A Preferred Units”) based on the number of units outstanding as of December 31, 2010, (iii) the pay-off of approximately $152.9 million of fixed-rate mortgage debt scheduled to mature during the next 12 months, (iv) the pay-off of a $100.0 million construction loan scheduled to mature in December 2011, (v) development costs over the next 12 months totaling approximately $80.8 million for four wholly-owned properties currently under construction, and (vi) funds for other potential development projects.

We have a $100 million senior secured term loan scheduled to mature in May 2011.  We expect to extend the maturity date through May 2012 by exercising the remaining 12-month extension option available to us.  In addition, we have a $225 million revolving credit facility scheduled to mature in August 2012 that is currently secured by 10 of our wholly-owned properties and a $125 million secured revolving credit facility with a Freddie Mac lender scheduled to mature in September 2014 that is currently secured by 11 of our wholly-owned properties.  We expect to meet our short-term liquidity requirements by (i) borrowing under our existing secured revolving credit facilities discussed above, (ii) potentially disposing of properties depending on market conditions, (iii) issuing securities, including common stock, under our $150 million ATM Equity Program, and (iv) utilizing net cash provided by operations.

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

2010 Equity Offering

On August 20, 2010, we completed an equity offering, consisting of the sale of 13,800,000 shares of our common stock at a price of $27.00 per share, including 1,800,000 shares issued as a result of the exercise of the underwriters’ overallotment option in full at closing.  The offering generated gross proceeds of $372.6 million.  The aggregate proceeds, net of the underwriting discount and expenses of the offering, were approximately $357.1 million.

   ATM Equity Program

In May 2010, we announced the establishment of an at-the-market share offering program (the “ATM Equity Program”) through which we may issue and sell, from time to time, shares of common stock having an aggregate offering price of up to $150 million.  Actual sales under the program will depend on a variety of factors, including, but not limited to, market conditions, the trading price of our common stock and determinations of the appropriate sources of funding.  During the year ended December 31, 2010, we sold approximately 0.6 million shares at weighted average price of $28.49 per share for net proceeds of approximately $16.0 million after payment of approximately $0.3 million of commissions to the sales agents.  We may continue to sell shares of common stock under this program from time to time based on market conditions, although we are not under an obligation to sell any shares.  As of December 31, 2010, we had approximately $133.7 million available for issuance under this program.

Secured Revolving Credit Facility

The Operating Partnership has a $225 million revolving credit facility that may be expanded by up to an additional $75 million upon the satisfaction of certain conditions.  The maturity date of the facility is August 14, 2012 and can be extended 12 months through August 2013. As of December 31, 2010, the facility was secured by 10 of our wholly-owned properties.

Availability under the revolving credit facility is limited to an “aggregate borrowing base amount” equal to the lesser of (i) 50% to 65% of the value of certain properties, calculated as set forth in the credit facility, and (ii) the adjusted net operating income from these properties divided by a formula amount.  The facility bears interest at a variable rate, at our option, based upon a base rate or one-, two-, or three-month LIBOR, with a LIBOR floor of 2.0%, plus, in each case, a spread based upon our total leverage.  Additionally, we are required to pay an unused commitment fee of 0.35% per annum.  In August 2010, we paid down the entire balance on the facility using proceeds from our equity offering.  As of December 31, 2010, total availability under the facility totaled approximately $214.8 million.

The terms of the facility include certain restrictions and covenants, which limit, among other items, the incurrence of additional indebtedness, liens, and the disposition of assets. The facility contains customary affirmative and negative covenants and also contains financial covenants that, among other things, require us to maintain certain minimum ratios of “EBITDA” (earnings before interest, taxes, depreciation and amortization) to fixed charges and total indebtedness.  We may not pay distributions that exceed a specified percentage of funds from operations, as adjusted, for any four consecutive quarters.  The financial covenants also include consolidated net worth and leverage ratio tests.  As of December 31, 2010, we were in compliance with all such covenants.

Secured Agency Facility

We have a $125 million secured revolving credit facility with a Freddie Mac lender.  The facility has a five-year term and is currently secured by 11 properties referred to as the “Collateral Pool.”  The facility bears interest at one- or three-month LIBOR plus a spread that varies based on the debt service ratio of the Collateral Pool.  Additionally, we are required to pay an unused commitment fee of 1.0% per annum.  As of December 31, 2010, the balance outstanding on the facility totaled $101.0 million, bearing interest at a weighted average annual rate of 2.28%.  The secured agency facility includes some, but not all, of the same financial covenants as the secured revolving credit facility, described above.

Senior Secured Term Loan

The Operating Partnership has a $100 million senior secured term loan that matures on May 23, 2011 and can be extended through May 2012 through the exercise of a 12-month extension option.  The secured term loan bears interest at a variable rate, at our option, based upon a base rate or one-, two-, three-, or six-month LIBOR plus, in each case, a spread based upon our total leverage.  As of December 31, 2010, the balance outstanding on the secured term loan was $100.0 million.

On February 23, 2009, we entered into two $50.0 million interest rate swap agreements effective March 20, 2009 through February 20, 2012, which are both used to hedge our exposure to fluctuations in interest payments on its LIBOR-based senior secured term loan.  Under the terms of the two interest rate swap agreements, we pay an average fixed rate of 1.7925% and receive one-month LIBOR floating rate.  As a result of these two interest rate swaps, we have effectively fixed the interest rate on our senior secured term loan to 3.3% as of December 31, 2010 (1.8% + 1.5% spread).  In the event that the swaps at any time have a negative fair value below a certain threshold level, we could be required to post cash into a collateral account pledged to the interest rate swap providers.  As of December 31, 2010, we had deposited approximately $0.9 million into a collateral account related to one of the interest rate swaps.  Refer to Note 14 in the accompanying Notes to Consolidated Financial Statements contained in Item 1 herein for a more detailed discussion of our derivative instruments and hedging activities.

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

On January 28, 2011, we declared a fourth quarter 2010 distribution per share of $0.3375, which was paid on February 25, 2011 to all common stockholders of record as of February 14, 2011.  At the same time, the Operating Partnership paid an equivalent amount per unit to holders of Common Units, as well as the quarterly cumulative preferential distribution to holders of Series A Preferred Units.

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

Our historical recurring capital expenditures at our wholly-owned properties are set forth below:

	As of and for the Year Ended December 31,
	2010	2009	2008
Average beds	50,506	47,223	45,069
Total recurring capital expenditures	$10,136	$9,190	$8,032
Average per bed	$201	$195	$178

Pre-Development Expenditures

Our third-party and owned development activities have historically required us to fund pre-development expenditures such as architectural fees, permits and deposits.  The closing and/or commencement of construction of these development projects is subject to a number of risks such as our inability to obtain financing on favorable terms and delays or refusals in obtaining necessary zoning, land use, building, and other required governmental permits and authorizations  As such, we cannot always predict accurately the liquidity needs of these activities.  We frequently incur these pre-development expenditures before a financing commitment and/or required permits and authorizations have been obtained.  Accordingly, we bear the risk of the loss of these pre-development expenditures if financing cannot ultimately be arranged on acceptable terms or we are unable to successfully obtain the required permits and authorizations.  Historically, our third-party and owned development projects have been successfully structured and financed; however, these developments have at times been delayed beyond the period initially scheduled, causing revenue to be recognized in later periods.  As of December 31, 2010, we have deferred approximately $8.4 million in pre-development costs related to third-party and owned development projects that have not yet commenced construction.

Indebtedness

As of December 31, 2010, we had approximately $1,335.2 million of outstanding consolidated indebtedness (excluding net unamortized debt discounts and debt premiums of approximately $6.6 million and $16.6 million, respectively), comprised of a $100.0 million balance on our senior secured term loan, $101.0 million balance on our secured agency facility, $1,052.4 million in mortgage and construction loans secured by our wholly-owned properties, $32.4 million in mortgage loans secured by two phases of an on-campus participating property, and $49.4 million in bond issuances secured by three of our on-campus participating properties.  The weighted average interest rate on our consolidated indebtedness as of December 31, 2010 was 5.04% per annum.  As of December 31, 2010, approximately 15.1% of our total consolidated indebtedness was variable rate debt, comprised of our secured agency facility and Vista del Sol construction loan discussed below.

Wholly-Owned Properties

The weighted average interest rate of the $1,052.4 million of wholly-owned mortgage and construction debt was 5.31% per annum as of December 31, 2010.  Each of the mortgage loans is a non-recourse obligation subject to customary exceptions. The loans generally may not be prepaid prior to maturity; in certain cases prepayment is allowed, subject to prepayment penalties.

The development and construction for Vista de Sol, an owned on-campus property, was partially financed with a $100.0 million construction loan.  We have the option of choosing the Prime rate or one-, two-, or three-month LIBOR plus 1.20%.  The loan requires payments of interest only during the term of the loan and any accrued interest and outstanding borrowings become due on the maturity date.  In October 2010, we elected to exercise the remaining 12-month extension option available to us, which extended the maturity date to December 2011.  As of December 31, 2010, the balance outstanding on the construction loan totaled $100.0 million, bearing interest at a rate of 1.51% per annum.

On-Campus Participating Properties

Three of our on-campus participating properties are 100% financed with $49.4 million of outstanding project-based taxable bonds.  Under the terms of these financings, one of our special purpose subsidiaries publicly issued three series of taxable bonds and loaned the proceeds to three special purpose subsidiaries that each hold a separate leasehold interest.  Although a default in payment by these special purpose subsidiaries could result in a default under one or more series of bonds, the indebtedness of any of these special purpose subsidiaries is not cross-defaulted or cross-collateralized with indebtedness of the Company, the Operating Partnership or other special purpose subsidiaries.  Repayment of principal and interest on these bonds is insured by MBIA, Inc.  The loans encumbering the leasehold interests are non-recourse, subject to customary exceptions.

The Cullen Oaks Phase I and Phase II on-campus participating properties are currently encumbered by mortgage loans with balances as of December 31, 2010 of approximately $16.1 million and $16.3 million, respectively.  The loans mature in February 2014 and bear interest at a rate of LIBOR plus 1.35%.  In connection with these loans, we entered into an interest rate swap agreement effective February 15, 2007 through February 15, 2014, that is designated to hedge our exposure to fluctuations on interest payments attributed to changes in interest rates associated with payments on the loans.  Under the terms of the interest rate swap agreement, we pay a fixed rate of 6.69% per annum and receive a floating rate of LIBOR plus 1.35%.  Pursuant to the Leases, in the event the leasehold estate does not achieve Financial Break Even (defined as revenues less operating expenses, excluding management fees, less debt service), the applicable Lessor would be required to make a rental payment, also known as the Contingent Payment, sufficient to achieve Financial Break Even.  The Contingent Payment provision remains in effect until such time as any financing placed on the facilities would receive an investment grade rating without the Contingent Payment provision.  In the event that the Lessor is required to make a Contingent Payment, future net cash flow distributions would be first applied to repay such Contingent Payments and then to unpaid management fees prior to normal distributions.  We have guaranteed payment of this property’s indebtedness.

The weighted average interest rate of the indebtedness encumbering our on-campus participating properties was 7.18% at December 31, 2010.

Off Balance Sheet Items

As discussed in Note 17 in the accompanying Notes to Consolidated Financial Statements contained in Item 1 herein, we continue to hold a 10% equity interest in an unconsolidated joint venture with mortgage debt outstanding of approximately $18.2 million as of December 31, 2010.  Our Operating Partnership serves as non-recourse, carve-out guarantor of this debt, which means we are liable to the lender for any loss, damage, cost, expense, liability, claim or other obligation incurred by the lender arising out of or in connection with certain non-recourse exceptions in connection with the debt.  Pursuant to the limited liability company agreement, the joint venture agreed to indemnify, defend and hold harmless the Operating Partnership with respect to such obligations, except to the extent such obligations were caused by the willful misconduct, gross negligence, fraud or bad faith of the Operating Partnership or its employees, agents or affiliates.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2010:

	Total	2011		2012	2013	2014	2015	Thereafter
Long-term debt (1)	$1,581,024	$422,213	(2)	$185,165	$129,874	$265,673	$218,868	$359,231
Owned development projects (3)	80,821	80,821		-	-	-	-	-
Operating leases (4)	84,102	3,217		3,384	2,624	2,498	2,482	69,897
Capital leases	960	668		292	-	-	-	-
	$1,746,907	$506,919		$188,841	$132,498	$268,171	$221,350	$429,128

(1)
Long-term debt obligations reflect the payment of both principal and interest.  For long-term obligations with a variable interest rate, the rate in effect at December 31, 2010 was assumed to remain constant over all periods presented.

(2)
Assumes we do not exercise the 12-month extension option available to us on our $100 million senior secured term loan, which is more fully discussed in Note 11 in the accompanying Notes to Consolidated Financial Statements contained in Item 8 herein.

(3)
Consists of the completion costs related to Villas at Babcock, Villas on Sycamore and Lobo Village, which will be funded entirely by us and are each scheduled to be completed in August 2011.  Also includes completion costs related to the Portland State University project which is scheduled to be completed in August 2012.  This project will be partially funded by us and partially financed with a construction loan.  The amounts above do not include the portion of costs to be financed with the construction loan.  We have entered into a contract with a general contractor for certain phases of the construction of these projects.  However, these contracts do not generally cover all of the costs that are necessary to place these properties into service, including the cost of furniture and marketing and leasing costs.  The unfunded commitments presented include all such costs, not only those costs that we are obligated to fund under the construction contracts.

(4)
Includes minimum annual lease payments under the ground/facility leases for University Village - Temple, University Centre, Vista del Sol, Barrett Honors College, Lobo Village and our Portland State University project.

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

The following table presents a reconciliation of our FFO to our net income (loss) attributable to common shareholders:

	Year Ended December 31,
	2010	2009	2008
Net income (loss) attributable to common shareholders	$16,210	$(12,840)	$(13,055)
Noncontrolling interests	888	380	236
Loss from disposition of real estate	3,705	9,358	-
Loss from unconsolidated joint ventures	2,023	2,073	1,619
FFO from unconsolidated joint ventures (1)	(1,195)	246	(487)
Real estate related depreciation and amortization	75,667	75,814	56,459
Funds from operations (“FFO”)	$97,298	$75,031	$44,772

FFO per share – diluted	$1.64	$1.49	$1.16

Weighted average common shares outstanding - diluted	59,453,190	50,451,767	38,595,230

(1)
Represents our share of the FFO from three joint ventures in which we are or were a noncontrolling partner.  Includes the Hampton Roads Military Housing joint venture in which we have a minimal economic interest as well as our 10% noncontrolling interest in two joint ventures (Fund II and Fund III) formed or assumed as part of the company’s acquisition of GMH.

While our on-campus participating properties contributed $24.0 million, $22.7 million and $22.0 million to our revenues for the years ended December 31, 2010, 2009 and 2008, respectively, under our participating ground leases, we and the participating university systems each receive 50% of the properties’ net cash available for distribution after payment of operating expenses, debt service (which includes significant amounts towards repayment of principal) and capital expenditures. A substantial portion of our revenues attributable to these properties is reflective of cash that is required to be used for capital expenditures and for the amortization of applicable property indebtedness. These amounts do not increase our economic interest in these properties or otherwise benefit us since our interest in the properties terminates upon the repayment of the applicable property indebtedness.

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

Funds From Operations—Modified (“FFOM”):

	Year Ended December 31,
	2010	2009	2008
Funds from operations	$97,298	$75,031	$44,772
Elimination of operations of on-campus participating properties and unconsolidated joint venture:
Net income from on-campus participating properties	(1,809)	(1,319)	(101)
Amortization of investment in on-campus participating properties	(4,345)	(4,350)	(4,322)
FFO from Hampton Roads unconsolidated joint venture (1)	160	(288)	419
	91,304	69,074	40,768
Modifications to reflect operational performance of on-campus participating properties:
Our share of net cash flow (2)	1,710	979	1,409
Management fees	1,086	1,042	1,006
Impact of on-campus participating properties	2,796	2,021	2,415

Gain on remeasurement of equity method investments (3)	(4,098)	-	-
Elimination of provision for asset impairment –wholly owned property (4)	4,036	-	-
Elimination of provision for asset impairments –unconsolidated joint ventures (5)	1,414	464	-
Gain on insurance settlement (6)	(1,596)	-	-
Funds from operations – modified (“FFOM”)	$93,856	$71,559	$43,183

FFOM per share – diluted	$1.58	$1.42	$1.12

Weighted average common shares outstanding - diluted	59,453,190	50,451,767	38,595,230

(1)
Our share of the FFO from the Hampton Roads Military Housing unconsolidated joint venture is excluded from the calculation of the FFOM, as management believes this amount does not accurately reflect the company’s participation in the economics of this transaction.

(2)
50% of the properties’ net cash available for distribution after payment of operating expenses, debt service (including repayment of principal) and capital expenditures.  Amounts represent actual cash received for the year-to-date periods.  As a result of using accrual-based results in interim periods and cash-based results for year-to-date periods, the sum of reported interim results may not agree to annual cash received.

(3)
Represents non-cash gains recorded to remeasure the company’s equity method investments in Fund II and Fund III to fair value as a result of the company purchasing Fidelity’s 90% interest in 14 properties previously owned through the joint ventures in September and November 2010.

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

(5)	Represents our share of impairment charges recorded during the periods presented for properties owned through our unconsolidated Fidelity Joint Ventures.

(6)	Represents a gain on insurance settlement related to significant property damage resulting from a fire that occurred at one of our wholly-owned properties in April 2010.

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

At December 31, 2010 and 2009 we had fixed rate debt of $984.8 million and $882.8 million, respectively (excluding net unamortized debt discounts and debt premiums).  Holding other variables constant (such as debt levels), a one percentage point increase in interest rates (100 basis points) would cause a $32.1 million and $32.5 million decline in the fair value of our fixed rate debt as of December 31, 2010 and 2009, respectively.  Conversely, a one percentage point decrease in interest rates would cause a $33.6 million and $34.2 million increase in the fair value of our fixed rate debt as of December 31, 2010 and 2009, respectively.  Due to the structure of our floating rate debt and interest rate protection instruments, the impact of a one percentage point increase or decrease in interest rates on our net income to common stockholders and cash flows would not be significant at December 31, 2010 or 2009.

All of our outstanding indebtedness is effectively fixed rate except for our secured revolving credit facilities and our Vista del Sol construction loan.  Our secured agency facility had an outstanding balance of $101.0 million at December 31, 2010 and bears interest at one- or three-month LIBOR plus a spread that varies based on the debt service ratio of the Collateral Pool.  The Vista del Sol construction loan had an outstanding balance of $100.0 million at December 31, 2010 and bears interest at the lender’s Prime rate or LIBOR plus 1.20%, at our election.  We have in place two $50.0 million interest rate swap agreements, designated as cash flow hedges, which effectively fix the interest rate on the outstanding balance of the senior secured term loan at 1.8% plus a spread based upon our total leverage, through maturity in May 2011.  In addition, we have in place an interest rate swap agreement, designated as a cash flow hedge, which effectively fixes the interest rate on the outstanding balance of the Cullen Oaks Phase I and Phase II mortgage loans at 6.69% through maturity in 2014.  We anticipate incurring additional variable rate indebtedness in the future, including draws under our secured revolving credit facilities and construction loans.  We may in the future use derivative financial instruments to manage, or hedge, interest rate risks related to such variable rate borrowings.  We do not, and do not expect to, use derivatives for trading or speculative purposes, and we expect to enter into contracts only with major financial institutions.

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

Our management conducted the required assessment of the effectiveness of our internal control over financial reporting as of December 31, 2010.  Based upon this assessment, our management believes that our internal control over financial reporting is effective as of December 31, 2010.  Ernst & Young LLP, an independent registered public accounting firm, has issued an attestation report regarding the effectiveness of our internal control over financial reporting, which is included herein.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Information with respect to this Item 10 is incorporated by reference from our Proxy Statement, which we intend to file on or before March 25, 2011 in connection with the Annual Meeting of Stockholders to be held May 5, 2011.

Item 11.  Executive Compensation

Information with respect to this Item 11 is incorporated by reference from our Proxy Statement, which we intend to file on or before March 25, 2011 in connection with the Annual Meeting of Stockholders to be held May 5, 2011.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to this Item 12 is incorporated by reference from our Proxy Statement, which we intend to file on or before March 25, 2011 in connection with the Annual Meeting of Stockholders to be held May 5, 2011.

Item 13.  Certain Relationships, Related Transactions and Director Independence

Information with respect to this Item 13 is incorporated by reference from our Proxy Statement, which we intend to file on or before March 25, 2011 in connection with the Annual Meeting of Stockholders to be held May 5, 2011.

Item 14.  Principal Accounting Fees and Services

Information with respect to this Item 14 is incorporated by reference from our Proxy Statement, which we intend to file on or before March 25, 2011 in connection with the Annual Meeting of Stockholders to be held May 5, 2011.

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

10.6*
American Campus Communities, Inc. 2010 Incentive Award Plan.  Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) filed on May 7, 2010.

10.7
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

10.10
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

10.12
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

10.14
Third Amendment to Employment Agreement, dated as of March 23, 2010, between William C. Bayless, Jr. and American Campus Communities, Inc.  Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) filed on March 24, 2010.

10.15
Employment Agreement, dated as of April 18, 2005, between American Campus Communities, Inc. and James C. Hopke.  Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) filed on May 3, 2005.

10.16
Second Amendment to Employment Agreement, dated as of March 23, 2010, between James C. Hopke, Jr. and American Campus Communities, Inc.  Incorporated by reference to Exhibit 99.4 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) filed on March 24, 2010.

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

10.20
Second Amendment to Employment Agreement, dated as of March 23, 2010, between Greg A. Dowell and American Campus Communities, Inc.  Incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) filed on March 24, 2010.

10.21
Employment Agreement, dated as of November 1, 2007, between American Campus Communities, Inc. and Jonathan A. Graf.  Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) filed on November 5, 2007.

10.22
First Amendment to Employment Agreement, dated as of March 23, 2010, between Jonathan A. Graf and American Campus Communities, Inc.  Incorporated by reference to Exhibit 99.3 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) filed on March 24, 2010.

10.23
Employment Agreement, dated as of January 30, 2009, between James E. Wilhelm III and American Campus Communities, Inc.  Incorporated by reference to Exhibit 99.14 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) filed on March 24, 2010.

10.24
First Amendment to Employment Agreement, dated as of March 23, 2010, between James E. Wilhelm III and American Campus Communities, Inc.  Incorporated by reference to Exhibit 99.5 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) filed on March 24, 2010.

10.25
Form of Confidentiality and Noncompetition Agreement.  Incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-11 (Registration No. 333-114813) of American Campus Communities, Inc.

10.26
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

10.27
Form of First Amendment to Second Amended and Restated Credit Agreement dated as of July 30, 2010 among American Campus Communities Operating Partnership LP, as Borrower; American Campus Communities, Inc., as Parent Guarantor; the Subsidiary Guarantors listed on the signature pages thereto; KeyBank National Association; the other lenders that are signatories thereto; and KeyBank National Association, as Administrative Agent.  Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) filed on August 2, 2010.

10.28
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

10.29
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

10.35
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

10.36
Form of Equity Distribution Agreement, dated May 19, 2010, between American Campus Communities, Inc., American Campus Communities Operating Partnership LP and American Campus Communities Holdings LLC, on one hand, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, on the other hand.  Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) filed on May 20, 2010.

10.37
Form of Equity Distribution Agreement, dated May 19, 2010, between American Campus Communities, Inc., American Campus Communities Operating Partnership LP and American Campus Communities Holdings LLC, on one hand, and J.P. Morgan Securities Inc., on the other hand.  Incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) filed on May 20, 2010.

10.38
Form of Equity Distribution Agreement, dated May 19, 2010, between American Campus Communities, Inc., American Campus Communities Operating Partnership LP and American Campus Communities Holdings LLC, on one hand, and KeyBanc Capital Markets Inc., on the other hand.  Incorporated by reference to Exhibit 99.3 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) filed on May 20, 2010.

10.39
Form of Agreement for Assignment of LLC Interests, dated as of June 1, 2010, between GF II/GMH II LLC and American Campus Communities Operating Partnership LP.  Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) filed on June 7, 2010.

10.40
Form of Agreement for Assignment of LLC Interests, dated as of June 1, 2010, between GF III/ACC LLC and American Campus Communities Operating Partnership LP.  Incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) filed on June 7, 2010.

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

March 1, 2011	AMERICAN CAMPUS COMMUNITIES, INC.

	By:	/s/ William C. Bayless, Jr.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ William C. Bayless, Jr.	President, Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2011
William C. Bayless, Jr.

/s/ Jonathan A. Graf	Executive Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer)	March 1, 2011
Jonathan A. Graf

/s/ R.D. Burck	Chairman of the Board of Directors	March 1, 2011
R.D. Burck

/s/ G. Steven Dawson	Director	March 1, 2011
G. Steven Dawson

/s/ Cydney Donnell	Director	March 1, 2011
Cydney Donnell

/s/ Edward Lowenthal	Director	March 1, 2011
Edward Lowenthal

/s/ Joseph Macchione	Director	March 1, 2011
Joseph Macchione

/s/ Winston W. Walker	Director	March 1, 2011
Winston W. Walker

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
American Campus Communities, Inc.

We have audited American Campus Communities, Inc.’s and Subsidiaries (the Company) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). American Campus Communities, Inc.’s and Subsidiaries management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, American Campus Communities, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of American Campus Communities, Inc. and Subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2010 of American Campus Communities, Inc. and Subsidiaries and our report dated March 1, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Austin, Texas
March 1, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

 The Board of Directors and Shareholders of
American Campus Communities, Inc.

We have audited the accompanying consolidated balance sheets of American Campus Communities, Inc. and Subsidiaries (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Campus Communities, Inc. and Subsidiaries at December 31, 2010 and 2009 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Austin, Texas
March 1, 2011

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31, 2010	December 31, 2009

Assets

Investments in real estate:
Wholly-owned properties, net	$2,433,844	$2,014,970
On-campus participating properties, net	62,486	65,690
Investments in real estate, net	2,496,330	2,080,660

Cash and cash equivalents	113,507	66,093
Restricted cash	26,764	29,899
Student contracts receivable, net	5,736	5,381
Other assets	51,147	52,948

Total assets	$2,693,484	$2,234,981

Liabilities and equity

Liabilities:
Secured mortgage, construction and bond debt	$1,144,103	$1,029,455
Senior secured term loan	100,000	100,000
Secured agency facility	101,000	94,000
Accounts payable and accrued expenses	34,771	26,543
Other liabilities	61,011	45,487
Total liabilities	1,440,885	1,295,485

Commitments and contingencies (Note 17)

Redeemable noncontrolling interests	34,704	36,722

Equity:
American Campus Communities, Inc. stockholders’ equity:
Common stock, $.01 par value, 800,000,000 shares authorized, 66,875,663 and 52,203,893 shares issued and outstanding at December 31, 2010 and 2009, respectively	667	521
Additional paid in capital	1,468,179	1,092,030
Accumulated earnings and dividends	(249,381)	(189,165)
Accumulated other comprehensive loss	(5,503)	(4,356)
Total American Campus Communities, Inc. stockholders’ equity	1,213,962	899,030
Noncontrolling interests	3,933	3,744
Total equity	1,217,895	902,774

Total liabilities and equity	$2,693,484	$2,234,981

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Year Ended December 31,
	2010	2009	2008
Revenues:
Wholly-owned properties	$301,747	$267,294	$192,277
On-campus participating properties	23,975	22,727	22,042
Third-party development services	9,302	5,015	7,922
Third-party management services	8,670	8,795	6,578
Resident services	1,297	1,115	2,336
Total revenues	344,991	304,946	231,155

Operating expenses:
Wholly-owned properties	143,037	130,147	100,121
On-campus participating properties	10,492	10,200	10,771
Third-party development and management services	12,781	11,250	11,123
General and administrative	11,561	10,955	11,274
Depreciation and amortization	77,234	74,554	55,865
Ground/facility leases	2,944	2,107	1,778
Total operating expenses	258,049	239,213	190,932

Operating income	86,942	65,733	40,223

Nonoperating income and (expenses):
Interest income	187	118	1,128
Interest expense	(60,654)	(61,192)	(48,626)
Amortization of deferred financing costs	(4,485)	(3,435)	(2,546)
Loss from unconsolidated joint ventures	(2,023)	(2,073)	(1,619)
Other nonoperating income	5,694	402	486
Total nonoperating expenses	(61,281)	(66,180)	(51,177)

Income (loss) before income taxes and discontinued operations	25,661	(447)	(10,954)
Income tax provision	(570)	(540)	(388)
Income (loss) from continuing operations	25,091	(987)	(11,342)

Discontinued operations:
Loss attributable to discontinued operations	(4,288)	(2,115)	(1,477)
Loss from disposition of real estate	(3,705)	(9,358)	-
Total discontinued operations	(7,993)	(11,473)	(1,477)

Net income (loss)	17,098	(12,460)	(12,819)
Net income attributable to noncontrolling interests	(888)	(380)	(236)
Net income (loss) attributable to common shareholders	$16,210	$(12,840)	$(13,055)

Income (loss) per share attributable to common shareholders – basic:
Income (loss) from continuing operations per share	$0.40	$(0.05)	$(0.32)
Net income (loss) per share	$0.27	$(0.28)	$(0.36)

Income (loss) per share attributable to common shareholders – diluted:
Income (loss) from continuing operations per share	$0.40	$(0.05)	$(0.32)
Net income (loss) per share	$0.26	$(0.28)	$(0.36)

Weighted-average common shares outstanding:
Basic	57,682,808	48,706,480	36,947,656
Diluted	59,338,227	48,706,480	36,947,656

Distributions declared per common share	$1.35	$1.35	$1.35

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands, except share data)
	Preferred Stock	Common Shares	Par Value of Common Shares	Additional Paid in Capital	Accumulated Earnings and Dividends	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
Equity, December 31, 2007	$-	27,275,491	$273	$478,345	$(48,181)	$(1,875)	$4,141	$432,703
Net proceeds from sale of common stock	-	9,200,000	92	251,994	-	-	-	252,086
Common stock consideration for GMH	-	5,442,801	54	154,643	-	-	-	154,697
Issuance of preferred stock	131	-	-	-	-	-	-	131
Redemption of preferred stock	(131)	-	-	-	-	-	-	(131)
Adjustments to reflect redeemable noncontrolling interests at fair value	-	-	-	7,201	-	-	-	7,201
Amortization of restricted stock awards	-	-	-	1,908	-	-	-	1,908
Vesting of restricted stock awards	-	44,409	-	(147)	-	-	-	(147)
Distributions to common, preferred and restricted stockholders	-	-	-	-	(50,592)	-	-	(50,592)
Distributions to joint venture partners	-	-	-	-	-	-	(316)	(316)
Conversion of common units to common stock	-	391,582	4	7,697	-	-	-	7,701
Amortization of gain on swap termination to earnings	-	-	-	-	-	(211)	-	(211)
Comprehensive loss:
Change in fair value of interest rate swaps	-	-	-	-	-	(3,031)	-	(3,031)
Net loss	-	-	-	-	(13,055)	-	266	(12,789)
Total comprehensive loss								(15,820)
Equity, December 31, 2008	-	42,354,283	423	901,641	(111,828)	(5,117)	4,091	789,210
Net proceeds from sale of common stock	-	9,775,000	98	198,252	-	-	-	198,350
Adjustments to reflect redeemable noncontrolling interests at fair value	-	-	-	(10,676)	-	-	-	(10,676)
Amortization of restricted stock awards	-	-	-	2,709	-	-	-	2,709
Vesting of restricted stock awards	-	59,210	-	(257)	-	-	-	(257)
Distributions to common and restricted stockholders	-	-	-	-	(64,497)	-	-	(64,497)
Distributions to joint venture partners	-	-	-	-	-	-	(840)	(840)
Conversion of common units to common stock	-	15,400	-	361	-	-	-	361
Comprehensive loss:	-
Change in fair value of interest rate swaps	-	-	-	-	-	761	-	761
Net loss	-	-	-	-	(12,840)	-	493	(12,347)
Total comprehensive loss								(11,586)
Equity, December 31, 2009	-	52,203,893	521	1,092,030	(189,165)	(4,356)	3,744	902,774
Net proceeds from sale of common stock	-	14,371,100	144	372,879	-	-	-	373,023
Adjustments to reflect redeemable noncontrolling interests at fair value	-	-	-	(3,274)	-	-	-	(3,274)
Amortization of restricted stock awards	-	-	-	3,612	-	-	-	3,612
Vesting of restricted stock awards	-	90,525	-	(917)		-	-	(917)
Distributions to common and restricted stockholders	-	-	-	-	(76,426)	-	-	(76,426)
Distributions to joint venture partners	-	-	-	-	-	-	(285)	(285)
Conversions of common units to common stock	-	210,145	2	3,849	-	-	-	3,851
Comprehensive income:
Change in fair value of interest rate swaps	-	-	-	-	-	(1,147)	-	(1,147)
Net income	-	-	-	-	16,210	-	474	16,684
Total comprehensive income								15,537
Equity, December 31, 2010	$-	66,875,663	$667	$1,468,179	$(249,381)	$(5,503)	$3,933	$1,217,895

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2010	2009	2008
Operating activities
Net income (loss) attributable to common shareholders	$16,210	$(12,840)	$(13,055)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss from disposition of real estate	3,705	9,358	-
Gain on remeasurement of equity method investments	(4,098)	-	-
Gain from insurance settlements	(1,596)	-	-
Income attributable to noncontrolling interests	888	380	236
Depreciation and amortization	77,568	77,348	57,555
Provision for asset impairment	4,036	-	-
Amortization of deferred financing costs and debt premiums/discounts	2,685	3,430	1,734
Share-based compensation	3,745	2,811	2,099
Loss from unconsolidated joint ventures	2,023	2,073	1,619
Distributions received from unconsolidated joint ventures	200	250	120
Amortization of gain on interest rate swap termination	-	-	(211)
Income tax provision	570	540	375
Changes in operating assets and liabilities:
Restricted cash	7,898	328	(1,045)
Student contracts receivable, net	234	(290)	(34)
Other assets	(753)	3,359	(6,998)
Accounts payable and accrued expenses	3,054	(9,387)	(3,177)
Other liabilities	1,715	219	(2,823)
Net cash provided by operating activities	118,084	77,579	36,395
Investing activities
Net proceeds from disposition of real estate	2,114	1,485	4,418
Cash paid for GMH acquisition	-	-	(269,358)
Cash paid for property acquisitions	(154,461)	-	(11,287)
Cash paid for land acquisitions	(16,050)	(7,385)	(3,226)
Investments in wholly-owned properties	(76,854)	(114,729)	(139,570)
Investments in on-campus participating properties	(1,141)	(739)	(719)
Change in restricted cash related to capital reserves	1,184	1,711	(2,745)
Proceeds from insurance settlement	1,726	-	-
Investments in unconsolidated joint ventures	(499)	(401)	(10,610)
Purchase of corporate furniture, fixtures and equipment	(2,182)	(606)	(2,178)
Net cash used in investing activities	(246,163)	(120,664)	(435,275)
Financing activities
Proceeds from sale of common stock	388,871	207,719	264,500
Offering costs	(15,814)	(9,369)	(12,249)
Proceeds from sale of preferred stock	-	-	131
Redemption of preferred stock	-	-	(131)
Pay-off of mortgage and construction loans	(110,662)	(110,949)	(24,362)
Proceeds from contribution of properties to joint venture	-	-	74,368
Proceeds from secured term loan	-	-	100,000
Proceeds from secured agency facility	7,000	94,000	-
Proceeds from secured revolving credit facility	54,800	115,405	45,800
Paydowns of secured revolving credit facility	(54,800)	(130,105)	(40,700)
Proceeds from construction loans	-	5,334	81,167
Principal payments on debt	(12,100)	(10,441)	(10,886)
Change in construction accounts payable	-	(2,747)	(6,591)
Debt issuance and assumption costs	(3,091)	(8,094)	(5,808)
Distributions to common and restricted stockholders	(76,579)	(64,565)	(50,637)
Distributions to noncontrolling partners	(2,009)	(2,610)	(2,195)
Redemption of Common Units	(123)	-	-
Net cash provided by financing activities	175,493	83,578	412,407
Net change in cash and cash equivalents	47,414	40,493	13,527
Cash and cash equivalents at beginning of period	66,093	25,600	12,073
Cash and cash equivalents at end of period	$113,507	$66,093	$25,600
Supplemental disclosure of non-cash investing and financing activities
Loans assumed in connection with company and property acquisitions	$(247,752)	$-	$(615,175)
Issuance of common stock in connection with GMH acquisition	$-	$-	$(154,697)
Issuance of Common Units in connection with GMH acquisition	$-	$-	$(199)
Issuance of Common Units in connection with land acquisition	$-	$(2,005)	$-
Financing of equipment through capital lease obligations	$-	$629	$-
Change in fair value of derivative instruments, net	$(1,147)	$761	$(3,031)
Supplemental disclosure of cash flow information
Interest paid	$60,718	$62,263	$52,108
Income taxes paid	$300	$642	$282

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

As of December 31, 2010, the Company’s property portfolio contained 104 student housing properties with approximately 65,000 beds in approximately 20,800 apartment units.  The Company’s property portfolio consisted of 96 owned off-campus properties that are in close proximity to colleges and universities, four American Campus Equity (“ACE®”) properties operated under ground/facility leases with three university systems and four on-campus participating properties operated under ground/facility leases with the related university systems.  The Company’s communities contain modern housing units and are supported by a resident assistant system and other student-oriented programming, with many offering resort-style amenities.

Through the Company’s taxable REIT subsidiaries (“TRS”), it also provides construction management and development services, primarily for student housing properties owned by colleges and universities, charitable foundations, and others.  As of December 31, 2010, the Company provided third-party management and leasing services for 37 properties (nine of which the Company served as the third-party developer and construction manager) that represented approximately 28,200 beds in approximately 10,700 units, and one joint venture property in which we own a noncontrolling interest with approximately 600 beds in approximately 200 units.  Third-party management and leasing services are typically provided pursuant to management contracts that have initial terms that range from one to five years.  As of December 31, 2010, the Company’s total owned, joint venture and third-party managed portfolio included 142 properties with approximately 93,800 beds in approximately 31,700 units.

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

Recent Accounting Pronouncements

On January 1, 2010, the Company adopted new accounting guidance related to variable interest entities (“VIEs”).  These new accounting pronouncements amend the existing accounting guidance to: (i) require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a VIE, identifying the primary beneficiary of the VIE, (ii) require an ongoing reassessment of whether an enterprise is the primary beneficiary of a VIE, rather than only when specific events occur, (iii) eliminate the quantitative approach previously required for determining the primary beneficiary of a VIE, (iv) amend certain guidance for determining whether an entity is a VIE, (v)  add an additional reconsideration event when changes in facts and circumstances pertinent to a VIE occur, (vi) eliminate the exception for troubled debt restructuring regarding VIE reconsideration, and (vii) require advanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a VIE.  Upon the adoption of this new accounting guidance, management reevaluated its potential VIEs and concluded that there is no change from its initial assessment regarding which entities are consolidated by the Company and those that are accounted for under the equity method of accounting.

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

Project costs directly associated with the development and construction of an owned real estate project, which include interest, property taxes, and amortization of deferred finance costs, are capitalized as construction in progress.  Upon completion of the project, costs are transferred into the applicable asset category and depreciation commences.  Interest totaling approximately $1.1 million, $2.9 million and $5.5 million was capitalized during the years ended December 31, 2010, 2009 and 2008, respectively.  Amortization of deferred financing costs totaling approximately $13,000, $-0- and $0.2 million was capitalized as construction in progress during the years ended December 31, 2010, 2009 and 2008, respectively.

Management assesses whether there has been an impairment in the value of the Company’s investments in real estate whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Impairment is recognized when estimated expected future undiscounted cash flows are less than the carrying value of the property.  The estimation of expected future net cash flows is inherently uncertain and relies on assumptions regarding current and future economics and market conditions.  If such conditions change, then an adjustment to the carrying value of the Company’s long-lived assets could occur in the future period in which the conditions change.  To the extent that a property is impaired, the excess of the carrying amount of the property over its estimated fair value is charged to earnings. The Company believes that there were no impairments of the carrying values of its investments in real estate as of December 31, 2010.

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

Owned On-Campus Properties

Under its ACE program, the Company as lessee has entered into four ground/facility lease agreements with three university systems to finance, construct, and manage four student housing properties.  Two properties were under construction as of December 31, 2010 with one scheduled to open for occupancy in August 2011 and the other in August 2012.  The terms of the leases, including extension options, range from 65 to 85 years, and the lessor has title to the land and usually any improvements placed thereon.  The Company’s involvement in construction requires the lessor’s post construction ownership of the improvements to be treated as a sale with a subsequent leaseback by the Company.  However, these sale-leaseback transactions do not qualify for sale-leaseback accounting because of the Company’s continuing involvement in the constructed assets.  As a result of the Company’s continuing involvement, these leases are accounted for by the deposit method, in which the assets subject to the ground/facility leases are reflected at historical cost, less amortization, and the financing obligations are reflected at the terms of the underlying financing.

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

Restricted Cash

Restricted cash consists of funds held in trust and invested in low risk investments, generally consisting of government backed securities, as permitted by the indentures of trusts, which were established in connection with three bond issues.  Additionally, restricted cash includes escrow accounts held by lenders and resident security deposits, as required by law in certain states.  Restricted cash also consists of escrow deposits made in connection with potential property acquisitions and development opportunities.  These escrow deposits are invested in interest-bearing accounts at federally-insured banks.  Realized and unrealized gains and losses are not material for the periods presented.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intangible Assets

In connection with property acquisitions completed in 2010, the acquisition of GMH Communities Trust (“GMH”) in June 2008 and the acquisition of two properties in February 2008, the Company capitalized approximately $5.5 million and $19.0 million, respectively, related to management’s estimate of the fair value of the in-place leases assumed.  These intangible assets are amortized on a straight-line basis over the average remaining term of the underlying leases.  Amortization expense was approximately $1.8 million, $9.7 million and $9.1 million for the years ended December 31, 2010, 2009 and 2008, respectively.  In 2008, the Company also capitalized $1.5 million related to management’s estimate of the fair value of third-party management contracts acquired from GMH.  These intangible assets are amortized on a straight-line basis over a period of three years.  Amortization expense related to these acquired management contracts was approximately $0.5 million, $0.5 million and $0.3 million for the years ended December 31, 2010, 2009 and 2008, respectively.  Accumulated amortization at December 31, 2010 and December 31, 2009 was approximately $4.7 million and $19.9 million, respectively.  Intangible assets, net of amortization, are included in other assets on the accompanying consolidated balance sheets and the amortization of intangible assets is included in depreciation and amortization expense in the accompanying consolidated statements of operations.  See Note 5 herein for a detailed discussion of the property acquisitions completed during 2010 and 2008.

Deferred Financing Costs

The Company defers financing costs and amortizes the costs over the terms of the related debt using the effective interest method.  Upon repayment of or in conjunction with a material change in the terms of the underlying debt agreement, any unamortized costs are charged to earnings.  Accumulated amortization at December 31, 2010 and December 31, 2009 was approximately $11.8 million and $9.0 million, respectively.  Deferred financing costs, net of amortization, are included in other assets on the accompanying consolidated balance sheets.

Joint Ventures

The Company holds interests in both consolidated and unconsolidated joint ventures.  The Company consolidates joint ventures when it exhibits financial or operational control, which is determined using accounting standards related to the consolidation of joint ventures and VIEs.  For joint ventures that are defined as VIEs, the primary beneficiary consolidates the entity.  The Company considers itself to be the primary beneficiary of a VIE when it has the power to direct the activities that most significantly impact the performance of the VIE, such as management of day-to-day operations, preparing and approving operating and capital budgets, and encumbering or selling the related properties.  In instances where the Company is not the primary beneficiary, it does not consolidate the joint venture for financial reporting purposes.

For joint ventures that are not defined as VIEs, management first considers whether the Company is the general partner or a limited partner (or the equivalent in such investments which are not structured as partnerships).  The Company consolidates joint ventures where it is the general partner and the limited partners in such investments do not have rights which would preclude control and, therefore, consolidation for financial reporting purposes.  For joint ventures where the Company is the general partner, but does not control the joint venture as the other partners hold substantive participating rights, the Company uses the equity method of accounting.  For joint ventures where the Company is a limited partner, management considers factors such as ownership interest, voting control, authority to make decisions, and contractual and substantive participating rights of the partners to determine if the presumption that the general partner controls the entity is overcome.  In instances where these factors indicate the Company controls the joint venture, the Company consolidates the joint venture; otherwise it uses the equity method of accounting.

Debt Premiums and Discounts

Debt premiums and discounts represent fair value adjustments to account for the difference between the stated rates and market rates of debt assumed in connection with the Company’s property acquisitions.  The debt premiums and discounts are amortized to interest expense over the term of the related loans using the effective-interest method.  As of December 31, 2010 and December 31, 2009, net unamortized debt premiums were approximately $16.6 million and $3.8 million, respectively, and net unamortized debt discounts were approximately $6.6 million and $8.5 million, respectively.  Debt premiums and discounts are included in secured mortgage, construction and bond debt on the accompanying consolidated balance sheets.

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

The allowance for doubtful accounts is summarized as follows:

	Balance, Beginning of Period	Charged to Expense	Write-Offs	Balance, End of Period

Year ended December 31, 2008	$3,000	$2,955	$(2,106)	$3,849
Year ended December 31, 2009	$3,849	$4,327	$(2,066)	$6,110
Year ended December 31, 2010	$6,110	$5,178	$(2,667)	$8,621

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

Pre-development expenditures such as architectural fees, permits and deposits associated with the pursuit of third-party and owned development projects are expensed as incurred, until such time that management believes it is probable that the contract will be executed and/or construction will commence.  Because the Company frequently incurs these pre-development expenditures before a financing commitment and/or required permits and authorizations have been obtained, the Company bears the risk of loss of these pre-development expenditures if financing cannot ultimately be arranged on acceptable terms or the Company is unable to successfully obtain the required permits and authorizations.  As such, management evaluates the status of third-party and owned projects that have not yet commenced construction on a periodic basis and expenses any deferred costs related to projects whose current status indicates the commencement of construction is unlikely and/or the costs may not provide future value to the Company in the form of revenues.  Such write-offs are included in third-party development and management services expenses (in the case of third-party development projects) or general and administrative expenses (in the case of owned development projects) on the accompanying consolidated statements of operations.  As of December 31, 2010, the Company has deferred approximately $8.4 million in pre-development costs related to third-party and owned development projects that have not yet commenced construction.  Such costs are included in other assets on the accompanying consolidated balance sheets.

Third-Party Management Services Revenue

Management fees are recognized when earned in accordance with each management contract.  Incentive management fees are recognized when the incentive criteria have been met.

Advertising Costs

Advertising costs are expensed during the period incurred.  The Company uses no direct response advertising.  Advertising expense approximated $8.4 million, $9.5 million and $5.2 million for the years ended December 31, 2010, 2009 and 2008, respectively.

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

Common Stock Issuances and Costs

Specific incremental costs directly attributable to the Company’s equity offerings are deferred and charged against the gross proceeds of the offering.  As such, underwriting commissions and other common stock issuance costs are reflected as a reduction of additional paid in capital.  See Note 12 herein for an expanded discussion on common stock issuances and costs.

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

Stock-Based Compensation

The Company has recognized compensation expense related to certain stock-based awards (see Note 13) over the underlying vesting periods, which amounted to approximately $3.9 million, $3.0 million and $2.1 million for the years ended December 31, 2010, 2009 and 2008, respectively.

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

Other Nonoperating Income

Other nonoperating income of $5.7 million for the year ended December 31, 2010 represents the following items: (i) a $4.1 million gain recorded as a result of remeasuring the Company’s equity method investments in two joint ventures, in which the Company previously held a 10% interest, to fair value immediately prior to the Company’s September and November 2010 acquisitions of the remaining 90% interest in 14 properties previously owned by the joint ventures; and (ii) a gain on insurance settlement of $1.6 million related to a fire that occurred at one of the Company’s owned off-campus properties in April 2010.  The gain represents insurance proceeds received in excess of the book value of the property written off as a result of the fire damage.

Other nonoperating income of $0.4 million and $0.5 million for the years ended December 31, 2009 and 2008 represents tax incentive amounts received in cash in excess of the Company’s estimate of the future potential benefit of the tax incentive recorded upon acquisition of a property located in Ypsilanti, Michigan.  Upon acquisition of this property in February 2007, any future potential benefit of such tax incentive was assumed from the seller.

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

The following potentially dilutive securities were outstanding for the years ended December 31, 2010, 2009 and 2008, but were not included in the computation of diluted earnings per share because the effects of their inclusion would be anti-dilutive.

	Year Ended December 31,
	2010	2009	2008
Common Operating Partnership units (Note 9)	-	1,170,469	1,253,650
Preferred Operating Partnership units (Note 9)	114,963	114,963	114,963
Restricted Stock Awards (Note 13)	-	459,855	278,961
Total potentially dilutive securities	114,963	1,745,287	1,647,574

The following is a summary of the elements used in calculating basic earnings per share:

	Year Ended December 31,
	2010	2009	2008
Basic earnings per share calculation:
Income (loss) from continuing operations	$25,091	$(987)	$(11,342)
Income from continuing operations attributable to noncontrolling interests	(1,083)	(664)	(278)
Income (loss) from continuing operations attributable to common shareholders	24,008	(1,651)	(11,620)
Amount allocated to participating securities	(745)	(652)	(398)
Income (loss) from continuing operations attributable to common shareholders, net of amount allocated to participating securities	23,263	(2,303)	(12,018)

Loss from discontinued operations	(7,993)	(11,473)	(1,477)
Loss from discontinued operations attributable to noncontrolling interests	195	284	42
Loss from discontinued operations attributable to common shareholders	(7,798)	(11,189)	(1,435)
Net income (loss) attributable to common shareholders, as adjusted – basic	$15,465	$(13,492)	$(13,453)

Income (loss) from continuing operations attributable to common shareholders, as adjusted – per share	$0.40	$(0.05)	$(0.32)
Loss from discontinued operations attributable to common shareholders – per share	$(0.13)	$(0.23)	$(0.04)
Net income (loss) attributable to common shareholders, as adjusted – per share	$0.27	$(0.28)	$(0.36)

Basic weighted average common shares outstanding	57,682,808	48,706,480	36,947,656

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2010	2009	2008
Diluted earnings per share calculation:
Income (loss) from continuing operations attributable to common shareholders, net of amount allocated to participating securities	$23,263	$(2,303)	$(12,018)
Income from continuing operations allocated to Common Units	407	-	-
Income (loss) from continuing operations attributable to common shareholders, as adjusted	23,670	(2,303)	(12,018)
Loss from discontinued operations attributable to common shareholders	(7,798)	(11,189)	(1,435)
Loss from discontinued operations allocated to Common Units	(177)	-	-
Loss from discontinued operations attributable to common shareholders, as adjusted	(7,975)	(11,189)	(1,435)
Net income (loss) attributable to common shareholders, as adjusted – diluted	$15,695	$(13,492)	$(13,453)

Income (loss) from continuing operations attributable to common shareholders, net of amount allocated to participating securities – per share	$0.40	$(0.05)	$(0.32)
Loss from discontinued operations attributable to common shareholders – per share	$(0.14)	$(0.23)	$(0.04)
Net income (loss) attributable to common shareholders- per share	$0.26	$(0.28)	$(0.36)

Basic weighted average common shares outstanding	57,682,808	48,706,480	36,947,656
Restricted Stock Awards (Note 13)	527,449	-	-
Common Operating Partnership units (Note 9)	1,127,970	-	-
Diluted weighted average common shares outstanding	59,338,227	48,706,480	36,947,656

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

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,
	2010	2009
Deferred tax assets:
Fixed and intangible assets	$7,359	$7,760
Net operating loss carryforwards	2,187	3,246
Prepaid and deferred rent	2,353	2,313
Bad debt reserves	620	240
Accrued expenses and other	1,980	1,049
Stock compensation	1,119	933
Total deferred tax assets	15,618	15,541
Valuation allowance for deferred tax assets	(15,184)	(15,053)
Deferred tax assets, net of valuation allowance	434	488

Deferred tax liability:
Deferred financing costs	434	488

Net deferred tax liabilities	$-	$-

Significant components of the Company’s income tax provision are as follows:

	Year Ended December 31,
	2010	2009	2008
Current:
Federal	$(100)	$-	$-
State	(470)	(540)	(388)
Deferred:
Federal	-	-	-
State	-	-	-
Total provision -- continuing operations	$(570)	$(540)	$(388)

TRS earnings subject to tax consisted of approximately $3.5 million income, $2.7 million loss and $2.0 million loss for the years ended December 31, 2010, 2009 and 2008, respectively.  The reconciliation of income tax attributable to continuing operations for the TRSs computed at the U.S. statutory rate to income tax provision is as follows:

	Year Ended December 31,
	2010	2009	2008
Tax (provision) benefit at U.S. statutory rates on TRS income subject to tax	$(207)	$908	$673
State income tax, net of federal income tax benefit	(2)	33	(8)
Effect of permanent differences and other	(47)	217	(23)
Increase in valuation allowance	156	(1,158)	(665)
TRS income tax provision	$(100)	$-	$(23)

At December 31, 2010, the TRSs had net operating loss carryforwards (“NOLs”) of approximately $5.7 million for income tax purposes that begin to expire in 2027.  These NOLs may be used to offset future taxable income generated by each of the respective TRSs.  Due to the various limitations to which the use of NOLs are subject, the Company has applied a valuation allowance to the NOLs given the likelihood that the NOLs will expire unused.  The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states’ jurisdictions as required and, as of December 31, 2010, the 2009, 2008 and 2007 calendar tax years are subject to examination by the tax authorities.

Beginning on January 1, 2007, the Company adopted accounting guidance related to uncertainty in income taxes, which clarifies the accounting and disclosure for uncertainty in tax positions and seeks to reduce the diversity of practice associated with certain aspects of the recognition and measurement related to accounting for income taxes.  The Company had no unrecognized tax benefits for the years ended December 31, 2010, 2009, or 2008, and as of December 31, 2010, the Company does not expect to record any unrecognized tax benefits.  Because no unrecognized tax benefits have been recorded, no related interest or penalties have been calculated and this guidance had no impact on the Company’s consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.  Property Acquisitions

2010 Acquisitions

On November 3, 2010, the Company acquired the remaining 90% interest in three student housing properties previously owned in a joint venture with Fidelity (hereinafter referred to as “Fund II”) in which the Company previously held a 10% interest, for a purchase price of approximately $64.5 million.  This acquisition consisted of two properties in Charlotte, North Carolina located near the campus of the University of North Carolina at Charlotte and one property in Denton, Texas located near the campus of the University of North Texas.  As part of the transaction, the Company assumed $46.8 million of fixed-rate mortgage debt with a weighted average annual interest rate of 5.5% and an average term to maturity of 1.5 years.

On September 1, 2010, the Company acquired the remaining 90% interest in 11 student housing properties previously owned in another joint venture with Fidelity (hereinafter referred to as “Fund III”) in which the Company previously held a 10% interest, for a purchase price of $275.9 million.  The acquired portfolio contains 6,806 beds located in various markets throughout the country.  As part of the transaction, the Company assumed $193.8 million of fixed-rate mortgage debt with a weighted average annual interest rate of 6.0% and an average term to maturity of 3.8 years.  The Company also assumed a $7.2 million variable-rate mortgage loan that was paid off by the Company in September.  The following summarizes our allocation of total consideration to the assets and liabilities acquired from Fund II and Fund III:

Land	$42,544
Buildings	310,291
Furniture, fixtures and equipment	10,206
In-place leases	4,374
Deferred financing costs	1,796
Debt premiums	(16,176)
Working capital liabilities, net of assets	(325)
Total consideration	$352,710

The acquisitions of the properties previously owned by Fund II and Fund III were accounted for as a business combination achieved in stages and as a result, the Company was required to remeasure its equity method investments in the joint venture properties to their respective acquisition-date fair values and recognize the resulting gain in earnings.  The Company therefore recorded a non-cash gain of approximately $3.9 million for Fund III and approximately $0.2 million for Fund II, which is included in other nonoperating income on the accompanying consolidated statements of operations for the year ended December 31, 2010.  Subsequent to the acquisition, the Company now consolidates the 14 properties acquired.

In December 2010, the Company acquired a 274-unit, 868-bed wholly-owned property (Jefferson 2nd Avenue) located near the campus of the University of Florida in Gainesville, for a purchase price of $33.9 million, which excludes approximately $2.2 million of anticipated transaction costs, initial integration expenses and capital expenditures necessary to bring this property up to the Company’s operating standards.  The Company did not assume any debt as part of this transaction.

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

In March 2010, one of the Fidelity joint ventures (Fund III) in which the Company previously owned a 10% interest assigned its ownership interest in the University Heights property to the Operating Partnership for a price of $9.9 million, the value of the mortgage indebtedness.  This 528-bed property, serving students attending the University of Alabama at Birmingham, is now 100% wholly-owned and is consolidated by the Company.

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

The acquired properties’ results of operations have been included in the accompanying consolidated statements of operations since their respective acquisition closing dates.  The following pro forma information for the years ended December 31, 2010, 2009 and 2008, present consolidated financial information for the Company as if the property acquisitions discussed above, the $100 million senior secured term loan borrowing, and the April 2008 and August 2010 equity offerings had occurred at the beginning of the earliest period presented.  The unaudited pro forma information is provided for informational purposes only and is not indicative of results that would have occurred or which may occur in the future:

	Year Ended December 31,
	2010	2009	2008
Total revenues	$385,477	$357,547	$335,617
Net income (loss) attributable to common shareholders	$24,129	$642	$(18,912)
Net income (loss) per share attributable to common shareholders, as adjusted - basic	$0.35	$0.00	$(0.34)
Net income (loss) per share attributable to common shareholders, as adjusted - diluted	$0.34	$0.00	$(0.34)

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.  Property Dispositions and Discontinued Operations

On April 30, 2010, the Company sold Campus Walk - Oxford for a purchase price of $9.2 million, including the assumption of the existing $8.1 million mortgage loan, resulting in net proceeds of approximately $1.0 million.  The resulting loss on disposition of approximately $55,000 is included in discontinued operations in the accompanying consolidated statements of operations for the year ended December 31, 2010.  In March 2010, the Company classified Campus Walk – Oxford as held for sale and concurrent with the held for sale classification, the property was recorded at the lower of cost or fair value resulting in an impairment charge of approximately $4.0 million, which is included in discontinued operations in the accompanying consolidated statements of operations for the year ended December 31, 2010.

On March 26, 2010, the Company sold Cambridge at Southern for a purchase price of $19.5 million, including the assumption of the existing $18.4 million mortgage loan, resulting in net proceeds of approximately $0.9 million.  The resulting loss on disposition of approximately $3.6 million is included in discontinued operations in the accompanying consolidated statements of operations for the year ended December 31, 2010.

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

The related net loss for the afore-mentioned properties is reflected in the accompanying consolidated statements of operations as discontinued operations for all periods presented.  Below is a summary of the results of operations for Campus Walk – Oxford, Cambridge at Southern, Riverside Estates, The Courtyards and The Verge through their respective disposition dates for all periods presented:

	Year Ended December 31,
	2010	2009	2008
Total revenues	$1,310	$8,052	$5,153
Total operating expenses	(1,153)	(7,606)	(4,831)
Provision for asset impairment	(4,036)	-	-
Operating (loss) income	(3,879)	446	322
Total nonoperating expenses	(409)	(2,561)	(1,799)
Net loss	$(4,288)	$(2,115)	$(1,477)

7.  Investments in Wholly-Owned Properties

Wholly-owned properties consisted of the following:

	December 31,
	2010	2009
Land (1)	$313,005	$250,044
Buildings and improvements	2,177,780	1,825,915
Furniture, fixtures and equipment	129,175	112,831
Construction in progress	54,244	-
	2,674,204	2,188,790
Less accumulated depreciation	(240,360)	(173,820)
Wholly-owned properties, net	$2,433,844	$2,014,970

(1)	The land balance above includes undeveloped land parcels with book values of approximately $36.0 million and $27.6 million as of December 31, 2010 and December 31, 2009, respectively.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.  On-Campus Participating Properties

The Company is a party to ground/facility lease agreements (“Leases”) with two university systems (each, a “Lessor”) for the purpose of developing, constructing, and operating student housing facilities on university campuses. Under the terms of the Leases, title to the constructed facilities is held by the applicable Lessor and such Lessor receives a de minimus base rent paid at inception and 50% of defined net cash flows on an annual basis through the term of the lease.  The Leases terminate upon the earlier to occur of the final repayment of the related debt, the amortization period of which is contractually stipulated, or the end of the lease term.

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

In the event the Company seeks to sell its leasehold interest, the Leases provide the applicable Lessor the right of first refusal of a bona fide purchase offer and an option to purchase the lessee’s rights under the applicable Lease.  Additionally, as discussed in Note 11, three of the on-campus participating properties are 100% financed with project-based taxable bonds.

In conjunction with the execution of each Lease, the Company has entered into separate five-year agreements to manage the related facilities for 5% of defined gross receipts. The five-year terms of the management agreements are not contingent upon the continuation of the Leases. Upon expiration of the initial five year terms, the agreements continue on a month-to-month basis.

On-campus participating properties are as follows:

			Historical Cost – December 31,
Lessor/University	Lease Commencement	Required Debt Repayment (1)	2010	2009
Texas A&M University System / Prairie View A&M University (2)	2/1/96	9/1/23	$39,393	$38,918

Texas A&M University System / Texas A&M International	2/1/96	9/1/23	6,317	6,216

Texas A&M University System / Prairie View A&M University (3)	10/1/99	8/31/25/ 8/31/28	24,762	24,398

University of Houston System / University of Houston (4)	9/27/00	8/31/35	35,393	35,192
			105,865	104,724
Less accumulated amortization			(43,379)	(39,034)
On-campus participating properties, net			$62,486	$65,690

(1)	Represents the effective lease termination date. The Leases terminate upon the earlier to occur of the final repayment of the related debt or the end of the contractual lease term.

(2)	Consists of three phases placed in service between 1996 and 1998.

(3)	Consists of two phases placed in service in 2000 and 2003.

(4)	Consists of two phases placed in service in 2001 and 2005.

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

The Company follows accounting guidance stipulating that securities that are redeemable for cash or other assets at a fixed or determinable price on a fixed or determinable date, at the option of the holder, or upon the occurrence of an event that is not solely within the control of the issuer, must be classified outside of permanent equity in the mezzanine section of the consolidated balance sheets.  In accordance with such guidance, management evaluates whether the Company controls the actions or events necessary to issue the maximum number of shares that could be required to be delivered under share settlement of the contract.  Based on this assessment, which includes evaluating terms in the applicable agreements related to redemption provisions, the Company has determined that Common Units and Series A Preferred Units in the Operating Partnership should be classified as “redeemable noncontrolling interests” in the mezzanine section of the consolidated balance sheets.  The value of redeemable noncontrolling interests on the consolidated balance sheets is reported at the greater of fair value or historical cost at the end of each reporting period.  Changes in the value from period to period are charged to additional paid in capital on the accompanying consolidated statements of changes in equity.  Accordingly, income or loss allocated to these redeemable noncontrolling interests on the Company’s consolidated statements of operations includes the Series A Preferred Unit distributions as well as the pro rata share of the Operating Partnership’s net income or loss allocated to Common Units. Below is a table summarizing the activity of redeemable noncontrolling interests for the years ended December 31, 2010 and 2009:

Balance, December 31, 2008	$26,286
Net loss	(113)
Distributions	(1,770)
Conversions of Common Units into common shares	(362)
Issuance of Common Units in connection with land acquisition	2,005
Adjustments to carry Common Units at fair value	10,676
Balance, December 31, 2009	36,722
Net income	414
Distributions	(1,724)
Conversions of Common Units into common shares	(3,859)
Redemption of Common Units for cash	(123)
Adjustments to carry Common Units at fair value	3,274
Balance, December 31, 2010	$34,704

During the years ended December 31, 2010 and 2009, 210,145 and 15,400 Common Units, respectively, were converted into shares of the Company’s common stock.  As of both December 31, 2010 and 2009, approximately 2% of the equity interests of the Operating Partnership was held by owners of Common Units and Series A Preferred Units.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.   Investment in Unconsolidated Joint Ventures

Investments in unconsolidated joint ventures are accounted for utilizing the equity method.  As discussed in Note 2, the equity method is used when the Company has the ability to exercise significant influence over operating and financial policies of the joint venture but does not have control of the joint venture.  Under the equity method, these investments are initially recognized on the balance sheet at cost and are subsequently adjusted to reflect the Company’s proportionate share of net earnings or losses of the joint venture, distributions received, contributions, and certain other adjustments, as appropriate.   When circumstances indicate there may have been a loss in value of an equity method investment, the Company evaluates the investment for impairment by estimating the Company’s ability to recover its investment from future expected discounted cash flows.  If the Company determines the loss in value is other than temporary, the Company recognizes an impairment charge to reflect the investment at fair value. The Company believes that there were no impairments of the carrying values of its equity method investments as of December 31, 2010.  The company’s investments in its unconsolidated joint ventures are included in other assets on the accompanying consolidated balance sheets and its share of the income or loss from such joint ventures is included in loss from unconsolidated joint ventures on the accompanying consolidated statements of operations.

Fidelity Joint Ventures:  As discussed more fully in Note 5, in September and November 2010, the Company acquired Fidelity’s 90% interest in a 14-property portfolio previously owned by Fund II and Fund III, joint ventures in which the Company owns or owned a 10% equity interest.  The acquisition was accounted for as a business combination achieved in stages and as a result, the Company was required to remeasure its equity method investments in the joint venture properties to their respective acquisition-date fair values and recognize the resulting gain in earnings.  The acquisition-date fair value of the Company’s 10% equity interest in the 14 properties acquired was approximately $10.5 million, which was determined by estimating the fair value of the real estate acquired and mortgage debt assumed.  The fair value of the real estate acquired was estimated based on income and market valuation techniques using information such as broker estimates, purchase prices for recent transactions on comparable assets and net operating income capitalization analyses using observable market inputs such as capitalization rates, asset quality grading, geographic location analysis, and local supply and demand observations.  The fair value of the mortgage debt assumed was estimated using observable inputs such as market rates for debt with the same or similar terms.  The resulting gain of $4.1 million is included in other nonoperating income in the accompanying consolidated statements of operations for the year ended December 31, 2010.  Subsequent to the acquisition, the 14 properties acquired are now wholly-owned and are consolidated by the Company.

As of December 31, 2010, the Company still owns a 10% noncontrolling interest in Fund II, which continues to own one property containing 636 beds.  As the Company purchased all of the properties owned by Fund III in September 2010, the Company no longer has an investment in that joint venture subsequent to the acquisition.  The Company’s equity method investment in Fund II totaled $0.3 million and $1.8 million as of December 31, 2010 and 2009, respectively, and the Company’s equity method investment in Fund III totaled $6.2 million as of December 31, 2009.  For the years ended December 31, 2010, 2009 and 2008, respectively, the Company’s share of loss from these joint ventures on a combined basis was $1.6 million, $1.6 million and $1.1 million.  Fund II is funded in part with secured third party debt in the amount of $18.2 million.  As more fully discussed in Note 17, the Operating Partnership serves as non-recourse, carve-out guarantor of this debt.  Additionally, due to Fund II’s governing documents not providing for maximum capital commitments from the members, the Company’s maximum exposure to loss stemming from its investment in Fund II could be unlimited.

The Company continues to serve as property manager for the property owned by Fund II.  The Company also served as property manager for all of the properties owned by Fund II and Fund III until its acquisition of the 14-property portfolio discussed above in September and November 2010.  For the years ended December 31, 2010, 2009 and 2008, the Company earned approximately $1.6 million, $2.3 million and $1.3 million, respectively, in property management fees from Fund II and Fund III.

Hampton Roads Joint Venture:  The Company also holds a noncontrolling equity interest in a joint venture that owns a military housing privatization project with the United States Navy to design, develop, construct, renovate, and manage unaccompanied soldier housing located on naval bases in Norfolk and Newport News, Virginia.  The project is financed through taxable revenue bonds, and the construction of the final phase of the project was completed in July 2010.  During 2010, the Company discontinued applying the equity method in regards to its investment in this joint venture as a result of the Company’s share of losses exceeding its investment in the joint venture.  Because the company has not guaranteed any obligations of the investee and is not otherwise committed to provide further financial support to the investee, it therefore suspended recording its share of losses once the investment was reduced to zero.  The Company’s equity method investment in the joint venture was $-0- and $0.5 million as of December 31, 2010 and 2009, respectively, and the Company’s share in the loss from this joint venture was $0.5 million for each of the years ended December 31, 2010, 2009 and 2008.  The Company earned combined development and management fees from this joint venture of approximately $1.7 million, $1.2 million and $0.8 million for the years ended December 31, 2010, 2009 and 2008, respectively.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.   Debt

A summary of the Company’s outstanding consolidated indebtedness, including unamortized debt premiums and discounts, is as follows:

	December 31,
	2010	2009
Debt secured by wholly-owned properties:
Mortgage loans payable	$952,374	$850,046
Construction loans payable	100,000	100,000
	1,052,374	950,046
Debt secured by on-campus participating properties:
Mortgage loan payable	32,421	32,718
Bonds payable	49,375	51,390
	81,796	84,108
Senior secured term loan	100,000	100,000
Secured agency facility	101,000	94,000
Unamortized debt premiums	16,567	3,765
Unamortized debt discounts	(6,634)	(8,464)
Total debt	$1,345,103	$1,223,455

During the twelve months ended December 31, 2010, the following transactions occurred:

Year Ended December 31, 2010
Balance, beginning of period	$1,223,455
Additions:
Assumption of debt upon acquisition of properties (including a debt premium of approximately $16.2 million)	263,929
Draws on secured revolving credit facility	54,800
Draw on secured agency facility	7,000
Deductions:
Pay down of secured revolving credit facility	(54,800)
Pay off of maturing mortgage loans	(110,662)
Pay off of mortgage loans in connection with property dispositions	(26,266)
Scheduled repayments of principal	(10,553)
Amortization of debt premiums and discounts	(1,800)
Balance, end of period	$1,345,103

Loans Assumed in Connection with Property Acquisitions

On November 3, 2010, the Company acquired the remaining 90% interest in three student housing properties previously owned by Fund II (see Notes 5 and 10).  In connection with this acquisition, the Company assumed approximately $46.8 million of fixed-rate mortgage debt.  At the time of assumption, the fixed-rate mortgage debt had a weighted average annual interest rate of 5.5% and an average term to maturity of 1.5 years.  Upon assumption of this mortgage debt, the Company recorded debt premiums of approximately $1.8 million to reflect the estimated fair value of the debt assumed.

On September 1, 2010, the Company acquired the remaining 90% interest in 11 student housing properties previously owned by Fund III (see Notes 5 and 10).  In connection with this acquisition, the Company assumed approximately $193.8 million of fixed-rate mortgage debt.  At the time of assumption, the fixed-rate mortgage debt had a weighted average annual interest rate of 6.0% and an average term to maturity of 3.8 years.  Upon assumption of this mortgage debt, the Company recorded debt premiums of approximately $14.3 million to reflect the estimated fair value of the debt assumed.  The Company also assumed approximately $7.2 million of variable-rate mortgage debt on one of the properties acquired from Fund III that was paid off by the Company in September.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Secured Revolving Credit Facility

The Operating Partnership has a $225 million revolving credit facility that may be expanded by up to an additional $75 million upon the satisfaction of certain conditions.  The maturity date of the facility is August 14, 2012 and can be extended 12 months through August 2013.  As of December 31, 2010, the facility was secured by 10 of the Company’s wholly-owned properties.

Availability under the revolving credit facility is limited to an “aggregate borrowing base amount” equal to the lesser of (i) 50% to 65% of the value of certain properties, calculated as set forth in the credit facility, and (ii) the adjusted net operating income from these properties divided by a formula amount.  The facility bears interest at a variable rate, at the Company’s option, based upon a base rate or one-, two-, or three-month LIBOR, with a LIBOR floor of 2.0%, plus, in each case, a spread based upon the Company’s total leverage.  Additionally, the Company is required to pay an unused commitment fee of 0.35% per annum.  In August 2010, the Company paid off the entire balance on the facility using proceeds from the August 2010 equity offering (see Note 12).  As of December 31, 2010, the total availability under the facility totaled approximately $214.8 million.

The terms of the facility include certain restrictions and covenants, which limit, among other items, the incurrence of additional indebtedness, liens, and the disposition of assets. The facility contains customary affirmative and negative covenants and also contains financial covenants that, among other things, require the Company to maintain certain minimum ratios of “EBITDA” (earnings before interest, taxes, depreciation and amortization) to fixed charges and total indebtedness.  The Company may not pay distributions that exceed a specified percentage of funds from operations, as adjusted, for any four consecutive quarters.  The financial covenants also include consolidated net worth and leverage ratio tests.  As of December 31, 2010, the Company was in compliance with all such covenants.

Secured Agency Facility

The Company has a $125 million secured revolving credit facility with a Freddie Mac lender.  The facility has a five-year term and is currently secured by 11 properties referred to as the “Collateral Pool.”  The facility bears interest at one- or three-month LIBOR plus a spread that varies based on the debt service ratio of the Collateral Pool.  Additionally, the Company is required to pay an unused commitment fee of 1.0% per annum.  As of December 31, 2010, the balance outstanding on the secured agency facility totaled $101.0 million, bearing interest at a weighted average annual rate of 2.28%.  The secured agency facility includes some, but not all, of the same financial covenants as the secured revolving credit facility, described above.

Senior Secured Term Loan

The Operating Partnership has a $100 million senior secured term loan that matures on May 23, 2011 and can be extended through May 2012 through the exercise of a 12-month extension option.  The secured term loan bears interest at a variable rate, at the Company’s option, based upon a base rate or one-, two-, three-, or six-month LIBOR plus, in each case, a spread based upon the Company’s total leverage.  As of December 31, 2010, the balance outstanding on the secured term loan was $100 million.  The Company guarantees the Operating Partnership’s obligations under the secured term loan.  The secured term loan is secured by 19 of the Company’s wholly-owned properties and includes the same restrictions and covenants as the secured revolving credit facility, described above.

On February 23, 2009, the Company entered into two $50.0 million interest rate swap agreements effective March 20, 2009 through February 20, 2012, which are both used to hedge the Company’s exposure to fluctuations in interest payments on its LIBOR-based senior secured term loan.  Under the terms of the two interest rate swap agreements, the Company pays an average fixed rate of 1.7925% and receives a one-month LIBOR floating rate.  As a result of these two interest rate swaps, the Company effectively fixed the interest rate on its senior secured term loan to 3.3% as of December 31, 2010 (1.8% + 1.5% spread).  In the event that the swaps at any time have a negative fair value below a certain threshold level, the Company is required to post cash into a collateral account pledged to the interest rate swap providers.  As of December 31, 2010, the Company had deposited approximately $0.9 million into a collateral account related to one of the interest rate swaps.  See Note 14 herein for a more detailed discussion of the Company’s derivative instruments and hedging activities.

Construction Loans and Mortgage Notes Payable

Construction loans and mortgage notes payable at December 31, 2010, excluding debt premiums and discounts, consisted of 67 loans secured by wholly-owned properties and on-campus participating properties consisting of:

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property	Principal Outstanding (1)	Interest Rate at December 31, 2010		Maturity Date	Amortization
Cullen Oaks – Phase I	$16,127	6.69	%(2)	February 2014	30 years
Cullen Oaks – Phase II	16,293	6.69	%(2)	February 2014	30 years
University Village at Boulder Creek	14,938	5.71%		November 2012	30 years
The Grove at University Club Tallahassee	3,988	5.75%		March 2013	30 years
College Club Tallahassee	8,195	6.74%		December 2011	30 years
The Estates	35,554	5.20%		June 2015	30 years
The Woods at Greenland	5,699	5.69%		October 2012	30 years
Raiders Crossing	6,140	6.18%		December 2012	30 years
Entrada Real	8,968	5.61%		November 2012	30 years
The Outpost San Marcos	12,785	5.74%		October 2013	30 years
The Outpost San Antonio	22,520	4.99%		October 2014	30 years
City Parc at Fry Street	10,773	5.96%		September 2014	30 years
Raiders Pass - Phase I	14,543	5.91%		October 2012	30 years
Raiders Pass – Phase II	3,579	5.66%		October 2012	30 years
The Callaway House	17,997	7.10%		April 2011	30 years
Aggie Station	10,803	5.96%		October 2012	30 years
The Village on Sixth Avenue – Phase I	15,152	5.48%		May 2014	30 years
The Village on Sixth Avenue – Annex	1,359	6.63%		October 2016	30 years
Newtown Crossing	30,629	5.65%		June 2015	30 years
Olde Towne University Square	19,830	5.65%		June 2015	30 years
Peninsular Place	16,292	5.65%		June 2015	30 years
Vista del Sol	100,000	1.51	%(3)	December 2011	Interest only
Pirates Place	6,209	7.15%		January 2023	30 years
Jacob Heights I	3,850	5.54%		February 2016	Interest only
Jacob Heights III	2,948	6.19%		August 2016	Interest only
The Summit	23,825	5.60%		March 2017	Interest only
GrandMarc – Seven Corners	17,710	5.19%		June 2014	30 years
University Village – Sacramento	14,740	5.32%		February 2016	Interest only
Aztec Corner	28,600	5.97%		August 2016	30 years
University Crossings	32,544	5.42%		November 2013	30 years
University Crossings - Annex	7,991	5.90%		November 2013	30 years
Campus Corner	22,266	5.84%		November 2016	Interest only
The Tower at 3rd	14,491	4.96%		September 2015	Interest only
University Mills	8,639	4.92%		August 2014	30 years
University Manor	13,984	4.92%		August 2014	30 years
Brookstone Village	4,141	5.38%		February 2016	Interest only
Campus Walk – Wilmington	6,700	5.00%		September 2015	Interest only
University Pines	10,862	6.95%		June 2013	30 years
Lakeside Apartments	14,100	5.84%		November 2016	Interest only
The Edge-Orlando	29,914	5.22%		January 2011	Interest only
Southview Apartments	18,918	4.56%		June 2015	Interest only
Stone Gate Aparments	14,264	4.56%		June 2015	Interest only
The Commons	5,334	5.60%		April 2024	30 years
University Gables	13,722	6.95%		June 2013	30 years
The Enclave	9,591	4.92%		August 2014	30 years
Hawks Landing	15,600	5.84%		November 2016	Interest only
Willowtree Apartments	13,220	7.09%		October 2011	30 years
Willowtree Towers	6,468	7.09%		October 2011	30 years
Abbott Place	17,850	5.84%		November 2016	Interest only
The Centre	19,875	5.60%		March 2017	Interest only
University Meadows	9,633	4.92%		October 2015	Interest only
Campus Way	15,375	5.84%		November 2016	Interest only
Campus Trails	7,486	5.84%		November 2016	Interest only
University Pointe	21,300	5.28%		October 2015	Interest only
Lions Crossing	24,807	6.46%		June 2011	Interest only
Nittany Crossing	21,345	6.46%		June 2011	Interest only
State College Park	24,848	6.46%		June 2011	Interest only
Chapel Ridge	16,180	4.61%		March 2012	Interest only
Chapel View	9,690	4.93%		July 2015	Interest only
The Edge - Charlotte	11,845	5.50%		May 2012	Interest only

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property	Principal Outstanding (1)		Interest Rate at December 31, 2010	Maturity Date	Amortization
University Walk	14,760		5.51%	May 2012	Interest only
University Oaks	22,150		5.60%	March 2017	Interest only
Blanton Common	29,000		6.33%	August 2017	Interest only
Burbank Commons	14,887		5.84%	November 2016	Interest only
University Crescent	24,150		5.60%	February 2017	Interest only
University Greens	6,659		7.44%	May 2011	30 years
Uptown Apartments	20,160		5.51%	May 2012	Interest only
Total	$1,084,795	Wtd Avg Rate	5.35%

(1)	For federal income tax purposes, the aggregate cost of the loans is equal to the carrying amount.

(2)
Both loans bear interest at a rate of LIBOR plus 1.35%.  The floating rate on both loans was swapped to a fixed rate of 6.69%.  This interest rate swap terminates in February 2014, at which time the interest rate will revert back to a variable rate.  The TRS has guaranteed payment of both loans, up to a limit of $4.0 million of loan principal plus interest and litigation fees potentially incurred by the lender.  This guaranty will remain in effect until the balance on the loan is paid in full.

(3)	The Company has the option of choosing Prime rate or one-, two-, or three-month LIBOR plus 1.20%.

Bonds Payable

Three of the on-campus participating properties are 100% financed with outstanding project-based taxable bonds.  Under the terms of these financings, one of the Company’s special purpose subsidiaries publicly issued three series of taxable bonds and loaned the proceeds to three special purpose subsidiaries that each hold a separate leasehold interest.  The bonds encumbering the leasehold interests are non-recourse, subject to customary exceptions.  Although a default in payment by these special purpose subsidiaries could result in a default under one or more series of bonds, indebtedness of any of these special purpose subsidiaries is not cross-defaulted or cross-collateralized with indebtedness of the Company, the Operating Partnership or other special purpose subsidiaries.  Repayment of principal and interest on these bonds is insured by MBIA, Inc.  Interest and principal are paid semi-annually and annually, respectively, through maturity.  Covenants include, among other items, budgeted and actual debt service coverage ratios.  Bonds payable at December 31, 2010 consisted of the following:

			Principal	Weighted		Required
Series	Mortgaged Facilities Subject to Leases	Original	December 31, 2010	Average Rate	Maturity Date	Monthly Debt Service
1999	University Village-PVAMU/TAMIU	$39,270	$29,055	7.70%	September 2023	$302
2001	University College–PVAMU	20,995	16,710	7.48%	August 2025	158
2003	University College–PVAMU	4,325	3,610	5.99%	August 2028	28
	Total/weighted average rate	$64,590	$49,375	7.50%		$488

Schedule of Debt Maturities

Scheduled debt maturities (reflecting automatic extensions where applicable) for each of the five years subsequent to December 31, 2010 and thereafter, are as follows:

	Scheduled Principal	Due at Maturity	Total
2011	$10,498	$352,930	$363,428
2012	10,437	125,054	135,491
2013	9,319	77,509	86,828
2014	7,281	223,283	230,564
2015	5,090	188,101	193,191
Thereafter	44,716	280,952	325,668
	$87,341	$1,247,829	$1,335,170

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Payment of principal and interest were current at December 31, 2010.  Certain of the mortgage notes and bonds payable are subject to prepayment penalties.

12.  Stockholders’ Equity

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

In May 2010, the Company announced the establishment of an at-the-market share offering program (the “ATM Equity Program”) through which the Company may issue and sell, from time to time, shares of common stock having an aggregate offering price of up to $150 million.  Actual sales under the program will depend on a variety of factors, including, but not limited to, market conditions, the trading price of the Company’s common stock and determinations of the appropriate sources of funding for the Company.  During the year ended December 31, 2010, the Company sold approximately 0.6 million shares at weighted average price of $28.49 per share for net proceeds of approximately $16.0 million after payment of approximately $0.3 million of commissions to the sales agents.  The Company may continue to sell shares of common stock under this program from time to time based on market conditions, although the Company is not under an obligation to sell any shares.  As of December 31, 2010, the Company had approximately $133.7 million available for issuance under this program.

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

13.  Incentive Award Plan

In May 2010, the Company’s stockholders approved the American Campus Communities, Inc. 2010 Incentive Award Plan (the “2010 Plan”).  The 2010 Plan provides for the grant of various stock-based incentive awards to selected employees and directors of the Company and the Company’s affiliates.  The types of awards that may be granted under the 2010 Plan include incentive stock options, nonqualified stock options, restricted stock awards (“RSAs”), restricted stock units (“RSUs”), profits interest units (“PIUs”) and other stock-based awards.  The Company has reserved a total of 1.7 million shares of the Company’s common stock for issuance pursuant to the 2010 Plan, subject to certain adjustments for changes in the Company’s capital structure, as defined in the 2010 Plan.  As of December 31, 2010, 1,722,965 shares were available for issuance under the 2010 Plan.

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

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the Company’s RSUs under the Plan for the years ended December 31, 2010 and 2009, is presented below:

	Number of RSUs	Weighted-Average Grant Date Fair Value Per RSU
Outstanding at December 31, 2008	11,556	$26.83
Granted	11,870	21.82
Settled in common shares	(8,594)	22.89
Settled in cash	(9,456)	22.46
Outstanding at December 31, 2009	5,376	29.77
Granted	9,674	26.77
Settled in common shares	(5,894)	27.24
Settled in cash	(9,156)	28.23
Outstanding at December 31, 2010	-	$-

The Company recognized expense of approximately $0.3 million, $0.3 million and $0.2 million for the years ended December 31, 2010, 2009 and 2008, respectively, reflecting the fair value of the RSUs issued on the date of grant.  The weighted-average grant-date fair value for each RSU granted during the year ended December 31, 2008 was $30.34.

Restricted Stock Awards

The Company awards RSAs to its executive officers and certain employees that vest in equal annual installments over a five year period.  Unvested awards are forfeited upon the termination of an individual’s employment with the Company under specified circumstances.  Recipients of RSAs receive dividends, as declared by the Company’s Board of Directors, on unvested shares, provided that the recipient continues to be employed by the Company.  A summary of the Company’s RSAs under the Plan for the years ended December 31, 2010 and 2009, is presented below:

	Number of RSAs	Weighted-Average Grant Date Fair Value Per RSA
Nonvested balance at December 31, 2008	282,408	$27.79
Granted	256,650	21.13
Vested	(50,210)	27.46
Forfeited	(26,913)	26.28
Nonvested balance at December 31, 2009	461,935	24.21
Granted	206,144	25.96
Vested	(84,631)	24.77
Forfeited	(75,067)	24.55
Nonvested balance at December 31, 2010	508,381	$27.27

The weighted-average grant date fair value for each RSA granted and forfeited during the year ended December 31, 2008 was $27.62 and $26.97, respectively.  The Company recognizes the value of these awards as an expense over the vesting periods, which amounted to approximately $3.6 million, $2.7 million and $1.9 million for the years ended December 31, 2010, 2009 and 2008, respectively.

The total fair value of RSAs vested during the year ended December 31, 2010, was approximately $2.3 million.  Additionally, as of December 31, 2010, the Company had approximately $9.4 million of total unrecognized compensation cost related to these RSAs, which is expected to be recognized over a remaining weighted-average period of 3.2 years.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income (Loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  During the year ended December 31, 2010, such derivatives were used to hedge the variable cash flows associated with the Company’s $100 million senior secured term loan and the Cullen Oaks Phase I and Phase II loans.

The following table summarizes the Company’s outstanding interest rate swap contracts as of December 31, 2010:

Date Entered	Effective Date	Maturity Date	Pay Fixed Rate	Receive Floating Rate Index	Notional Amount	Fair Value
Feb. 12, 2007	Feb. 15, 2007	Feb. 15, 2014	6.689%	LIBOR – 1 mo. plus 1.35%	$33,156	$(3,907)
Feb. 23, 2009	March 20, 2009	Feb. 20, 2012	1.785%	LIBOR – 1 month	50,000	(794)
Feb. 23, 2009	March 20, 2009	Feb. 20, 2012	1.800%	LIBOR – 1 month	50,000	(802)

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of December 31, 2010 and December 31, 2009:

	Derivative Liabilities as of
	December 31, 2010		December 31, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swap contracts	Other liabilities	$5,503	Other Liabilities	$4,356
Total derivatives designated as hedging instruments		$5,503		$4,356

The tables below present the effects of the Company’s derivative financial instruments on other comprehensive income (“OCI”) and the consolidated statements of operations for the years ended December 31, 2010, 2009 and 2008:

	Amount of Income (Loss) Recognized in OCI on Derivative (Effective Portion)
	Year Ended December 31,
Cash Flow Hedging Relationships	2010	2009	2008
Interest rate swap contracts	$(1,147)	$761	$(3,031)
Total	$(1,147)	$761	$(3,031)

	Amount of Gain Reclassified from Accumulated OCI Into Income (Effective Portion)
	Year Ended December 31,
Location of Gain Reclassified from Accumulated OCI Into Income	2010	2009	2008
Interest expense	$-	$-	$211
Total	$-	$-	$211

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.   Fair Value Disclosures

The following table presents information about the Company’s liabilities measured at fair value on a recurring basis as of December 31, 2010, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.  In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities the Company has the ability to access.  Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.  Level 2 inputs include quoted prices for similar assets and liabilities in active markets and inputs other than quoted prices observable for the asset or liability, such as interest rates and yield curves observable at commonly quoted intervals.  Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

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

Disclosures concerning assets and liabilities measured at fair value are as follows:

Fair Value Measurements on a Recurring or Nonrecurring Basis as of December 31, 2010

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2010
Liabilities:
Derivative financial instruments	$-	$5,503	$-	$5,503

The Company uses derivative financial instruments, specifically interest rate swaps, for nontrading purposes.  The Company uses interest rate swaps to manage interest rate risk arising from previously unhedged interest payments associated with variable rate debt.  Through December 31, 2010, derivative financial instruments were designated and qualified as cash flow hedges.  Derivative contracts with positive net fair values inclusive of net accrued interest receipts or payments, are recorded in other assets.  Derivative contracts with negative net fair values, inclusive of net accrued interest payments or receipts, are recorded in other liabilities.  The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative.  This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves.  The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.

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

Although the Company has determined the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparty.  However, as of December 31, 2010, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivative financial instruments.  As a result, the Company has determined each of its derivative valuations in its entirety is classified in Level 2 of the fair value hierarchy.

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

The table below contains the estimated fair value and related carrying amounts for the Company’s mortgage loans and bonds payable as of December 31, 2010 and December 31, 2009:

	December 31, 2010		December 31, 2009
	Fair Value	Carrying Amount	Fair Value	Carrying Amount
Mortgage loans	$1,032,742	$994,728	$912,332	$878,065
Bonds payable	49,489	49,375	49,865	51,390

16.   Lease Commitments

The Company entered into a 65-year ground/facility lease agreement on December 2, 2010 for the purpose of constructing a student housing facility on the campus of Portland State University in Portland, Oregon.  The agreement will terminate on June 30, 2076 and has two ten year extensions available.  During the first 30 years, under the terms of the ground lease, the lessor will receive annual minimum rents of approximately $0.6 million.  For the remaining years of the lease, the lessor will receive variable rent payments based upon the operating performance of the property.  Straight-lined rental amounts are capitalized during the construction period and will be expensed once the property commences operation.  The project has an anticipated completion date of August 2012.

The Company entered into a 40-year ground/facility lease agreement on May 28, 2010 for the purpose of constructing Lobo Village, a student housing facility on the campus of the University of New Mexico in Albuquerque, New Mexico.  The agreement will terminate on the 40th anniversary date of the opening date (August 2051) and has three ten year extensions available.  During the first five years, under the terms of the ground lease, the lessor will receive annual minimum rents that range from approximately $0.3 million for the first lease year to approximately $0.4 million for the fifth lease year.  For the remaining years of the lease, the lessor will receive the greater of (i) a defined percentage of gross revenues or (ii) minimum variable rent payments of $350,000.  Straight-lined rental amounts are capitalized during the construction period and will be expensed once the property commences operation.  The project has an anticipated completion date of August 2011.

The Company entered into a 65-year ground/facility lease agreement on October 30, 2007 for the purpose of constructing Barrett Honors College, a student housing facility on the campus of Arizona State University in Tempe, Arizona.  The agreement will terminate on the 65th anniversary date of the opening date (August 2074) and has two ten year extensions available.  During the first ten years, under the terms of the ground lease, the lessor will receive annual minimum rents of approximately $0.3 million.  For the remaining years of the lease, the lessor will receive variable rent payments based upon the operating performance of the property.  Straight-lined rental amounts were capitalized during the construction period and expensed upon the commencement of operations in August 2009.  Rent expense under this agreement was approximately $50,000 and $14,000 for the years ended December 31, 2010 and 2009, respectively.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company entered into a 65-year ground/facility lease agreement on December 22, 2006 for the purpose of constructing Vista del Sol, a student housing facility on the campus of Arizona State University in Tempe, Arizona.  The agreement will terminate on the 65th anniversary date of the opening date (August 2073) and has two ten year extensions available.  During the first five years, under the terms of the ground lease, the lessor will receive annual minimum rents of approximately $0.7 million and variable rent payments based upon the operating performance of the property.  For the remaining years of the lease, the lessor will receive variable rent payments based upon the operating performance of the property.  Straight-lined rental amounts were capitalized during the construction period and expensed upon the commencement of operations in August 2008.  Rent expense under this agreement was approximately $1.1 million, $1.0 million and $0.4 million for the years ended December 31, 2010, 2009 and 2008, respectively.

The Company entered into a 95-year ground lease agreement on August 3, 2005 for the purpose of constructing University Centre, a student housing facility near the campuses of Rutgers University and the New Jersey Institute of Technology in Newark, New Jersey.  The agreement terminates in July 2102 with no extensions or renewals available.  Under the terms of the ground lease, the lessor receives escalating annual rents ranging from $0.1 million to $0.4 million and contingent rental payments based upon the operating performance of the property.  Rent expense under the ground lease agreement was approximately $0.3 million for each of the years ended December 31, 2010, 2009 and 2008.

The Company entered into a ground lease agreement on October 2, 2003 for the purpose of constructing a student housing facility near the campus of Temple University in Philadelphia, Pennsylvania.  The agreement terminates June 30, 2079 and has four six year extensions available.  Under the terms of the ground lease, the lessor receives annual minimum rents of $0.1 million and contingent rental payments which are based upon the operating performance of the property.  Rent expense under the ground lease agreement was approximately $0.2 million for each of the years ended December 31, 2010, 2009 and 2008.

The Company is a party to a lease for corporate office space beginning December 17, 2010, and expiring December 31, 2020. The Company is also party to a lease for corporate office space beginning June 19, 2008, and expiring July 31, 2013.  The terms of leases provide for a period of free rent and scheduled rental rate increases and common area maintenance charges upon expiration of the free rent period.

The Company also has various operating and capital leases for furniture, office and technology equipment, which expire through 2015.  Rental expense under the operating lease agreements approximated $2.4 million, $2.2 million and $1.4 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Wholly-owned properties, net at December 31, 2010 included approximately $2.6 million related to capital leases of furniture, net of approximately $2.1 million of accumulated amortization.

Future minimum commitments over the life of all leases subsequent to December 31, 2010, are as follows:

	Operating	Capital
2011	$3,217	$668
2012	3,384	292
2013	2,624	-
2014	2,498	-
2015	2,482	-
Thereafter	69,897	-
Total minimum lease payments	84,102	960
Amount representing interest	-	(49)
Balance of minimum lease payments	$84,102	$911

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

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In the normal course of business, the Company enters into various development-related purchase commitments with parties that provide development-related goods and services.  In the event that the Company was to terminate development services prior to the completion of projects under construction, the Company could potentially be committed to satisfy outstanding purchase orders with such parties.  At December 31, 2010, management did not anticipate any material deviations from schedule or budget related to third-party development projects currently in progress.

Guaranty of Joint Venture Mortgage Debt: As mentioned in Note 10, Fund II is funded in part with secured third party debt in the amount of $18.2 million.  The Operating Partnership serves as non-recourse, carve-out guarantor of this debt, which means the Operating Partnership is liable to the lender for any loss, damage, cost, expense, liability, claim or other obligation incurred by the lender arising out of or in connection with certain non-recourse exceptions in connection with the debt.  Pursuant to the limited liability company agreement, Fund II agreed to indemnify, defend and hold harmless the Operating Partnership with respect to such obligations, except to the extent such obligations were caused by the willful misconduct, gross negligence, fraud or bad faith of the Operating Partnership or its employees, agents or affiliates.  Therefore, the Operating Partnership’s exposure under the guarantee for obligations not caused by the willful misconduct, gross negligence, fraud or bad faith of the Operating Partnership or its employees, agents or affiliates is not expected to exceed the Company’s 10% proportionate interest in the related mortgage debt.

The Company has estimated the fair value of guarantees entered into to be immaterial.  The Company’s estimated maximum exposure amount under the above guarantees is approximately $30.0 million.

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

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2010	2009	2008
Wholly-Owned Properties
Rental revenues	$303,044	$268,409	$194,613
Interest and other income	42	40	110
Total revenues from external customers	303,086	268,449	194,723
Operating expenses before depreciation, amortization, ground/facility lease, and allocation of corporate overhead	(143,725)	(131,449)	(99,563)
Ground/facility leases	(1,103)	(1,021)	(376)
Interest expense	(47,115)	(52,435)	(42,870)
Operating income before depreciation, amortization and allocation of corporate overhead	$111,143	$83,544	$51,914
Depreciation and amortization	$71,149	$68,832	$50,570
Capital expenditures	$73,428	$114,729	$142,796
Total segment assets at December 31,	$2,522,690	$2,093,638	$2,060,591
On-Campus Participating Properties
Rental revenues	$23,975	$22,727	$22,042
Interest and other income	18	42	206
Total revenues from external customers	23,993	22,769	22,248
Operating expenses before depreciation, amortization, ground/facility lease, and allocation of corporate overhead	(9,811)	(9,650)	(10,073)
Ground/facility lease	(1,841)	(1,086)	(1,402)
Interest expense	(6,006)	(6,183)	(6,166)
Operating income before depreciation, amortization and allocation of corporate overhead	$6,335	$5,850	$4,607
Depreciation and amortization	$4,345	$4,350	$4,322
Capital expenditures	$1,141	$739	$719
Total segment assets at December 31,	$75,948	$78,718	$83,946
Development Services
Development and construction management fees from external customers	$9,302	$5,015	$7,922
Intersegment revenues	-	-	2,502
Total revenues	9,302	5,015	10,424
Operating expenses	(9,367)	(8,590)	(9,471)
Operating (loss) income before depreciation, amortization and allocation of corporate overhead	$(65)	$(3,575)	$953
Total segment assets at December 31,	$4,757	$4,338	$7,196
Property Management Services
Property management fees from external customers	$8,670	$8,795	$6,578
Intersegment revenues	11,558	10,730	7,532
Total revenues	20,228	19,525	14,110
Operating expenses	(7,842)	(7,406)	(6,485)
Operating income before depreciation, amortization and allocation of corporate overhead	$12,386	$12,119	$7,625
Total segment assets at December 31,	$4,513	$4,545	$7,258
Reconciliations
Total segment revenues	$356,609	$315,758	$241,505
Unallocated interest income earned on corporate cash	127	36	812
Elimination of intersegment revenues	(11,558)	(10,730)	(10,034)
Total consolidated revenues, including interest income	$345,178	$305,064	$232,283
Segment operating income before depreciation, amortization and allocation of corporate overhead	$129,799	$97,938	$65,099
Depreciation and amortization	(81,719)	(77,989)	(58,411)
Net unallocated expenses relating to corporate overhead	(26,090)	(18,725)	(16,509)
Loss from unconsolidated joint ventures	(2,023)	(2,073)	(1,619)
Gain on fair value remeasurements of equity method investments	4,098	-	-
Other nonoperating income	1,596	402	486
Income tax provision	(570)	(540)	(388)
Income (loss) from continuing operations	$25,091	$(987)	$(11,342)
Total segment assets	$2,607,908	$2,181,239	$2,158,991
Unallocated corporate assets	85,576	53,742	24,918
Total assets at December 31,	$2,693,484	$2,234,981	$2,183,909

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.  Quarterly Financial Information (Unaudited)

The information presented below represents the quarterly consolidated financial results of the Company for the years ended December 31, 2010 and 2009.  The results below might differ from previously disclosed quarterly results due to certain reclassifications associated with discontinued operations during the periods presented.

	2010
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Total revenues	$81,543	$76,682	$88,631	$98,135	$344,991
Net (loss) income	$(2,189)	$768	$3,905	$13,726	$16,210
Net (loss) income per share- basic	$(0.05)	$0.01	$0.06	$0.20	$0.27	(1)
Net (loss) income per share- diluted	$(0.05)	$0.01	$0.06	$0.20	$0.26	(1)

	2009
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Total revenues	$75,743	$71,271	$76,423	$81,509	$304,946
Net income (loss)	$277	$(5,310)	$(5,804)	$(2,003)	$(12,840)
Net income (loss) per share- basic	$0.00	$(0.11)	$(0.11)	$(0.04)	$(0.28	) (1)
Net income (loss) per share- diluted	$0.00	$(0.11)	$(0.11)	$(0.04)	$(0.28	)(1)

(1)
The sum of the net income (loss) per share for the quarterly periods presented will not total to the annual net income (loss) per share amounts due to differences in the weighted average basic and diluted common shares outstanding during the respective periods.

20.  Subsequent Events

Distributions:  On January 28, 2011, the Company declared a fourth quarter 2010 distribution per share of $0.3375 which was paid on February 25, 2011 to all common stockholders of record as of February 14, 2011.  At the same time, the Operating Partnership paid an equivalent amount per unit to holders of Common Units, as well as the quarterly cumulative preferential distribution to holders of Series A Preferred Units (see Note 9).

Pay-off of mortgage debt:  On the scheduled maturity date of January 1, 2011, the Company paid off approximately $29.9 million of fixed-rate mortgage debt secured by one of our wholly-owned properties, located in Orlando, Florida (The Edge).

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21. Schedule of Real Estate and Accumulated Depreciation

			Initial Cost		Basis Step-Up			Total Costs
	Units	Beds	Land	Buildings and Improvements and Furniture, Fixtures and Equipment	Land	Buildings and Improvements and Furniture, Fixtures and Equipment	Costs Capitalized Subsequent to Acquisition	Land (1)	Buildings and Improvements and Furniture, Fixtures and Equipment	Total (2)	Accumulated Depreciation (3)	Encumbrances (4)	Year Built

Wholly-Owned Properties
Villas on Apache	111	288	$1,465	$8,071	$-	$-	$3,252	$1,465	$11,323	$12,788	$4,941	$-	1987

The Village at Blacksburg	288	1,056	3,826	22,155	-	-	4,169	3,826	26,324	30,150	8,150	-	1990/ 1998

River Club Apartments	266	792	3,478	19,655	-	-	1,922	3,478	21,577	25,055	7,117	-	1996

River Walk Townhomes	100	336	1,442	8,194	-	-	795	1,442	8,989	10,431	2,923	-	1998

The Callaway House	173	538	5,081	20,499	-	-	1,890	5,081	22,389	27,470	6,979	17,997	1999

The Village at Alafaya Club	228	839	3,788	21,851	-	-	1,747	3,788	23,598	27,386	7,109	-	1999

The Village at Science Drive	192	732	4,673	19,021	-	-	1,159	4,673	20,180	24,853	5,229	-	2000

University Village at Boulder Creek	82	309	939	14,887	96	1,506	938	1,035	17,331	18,366	4,542	14,938	2002

University Village- Fresno	105	406	900	15,070	29	483	300	929	15,853	16,782	3,518	-	2004

University Village - Temple	220	749	-	38,739	-	2,380	665	-	41,784	41,784	8,164	-	2004

University Village at Sweet Home	269	828	2,473	34,626	-	-	523	2,473	35,149	37,622	6,374	-	2005

University Club Tallahassee(5)	152	608	4,065	17,368	-	-	2,483	4,065	19,851	23,916	5,088	-	2000

The Grove at University Club (5)	64	128	600	5,735	-	-	487	600	6,222	6,822	1,111	3,988	2002

College Club Tallahassee(6)	96	384	1,498	11,156	-	-	1,382	1,498	12,538	14,036	2,920	8,195	2001

The Greens at College Club (6)	40	160	601	4,893	-	-	576	601	5,469	6,070	1,191	-	2004

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

			Initial Cost		Basis Step-Up			Total Costs
	Units	Beds	Land	Buildings and Improvements and Furniture, Fixtures and Equipment	Land	Buildings and Improvements and Furniture, Fixtures and Equipment	Costs Capitalized Subsequent to Acquisition	Land (1)	Buildings and Improvements and Furniture, Fixtures and Equipment	Total (2)	Accumulated Depreciation (3)	Encumbrances (4)	Year Built

University Club Apartments	94	376	$1,416	$11,848	$-	$-	$1,003	$1,416	$12,851	$14,267	$2,193	$-	1999

The Estates	396	1,044	4,254	43,164	-	-	2,060	4,254	45,224	49,478	7,879	35,554	2002

CityParc at Fry Street	136	418	1,902	17,678	-	-	922	1,902	18,600	20,502	3,513	10,773	2004

Entrada Real	98	363	1,475	15,859	-	-	569	1,475	16,428	17,903	2,396	8,968	2000

Royal Oaks (7)	82	224	1,346	8,153	-	-	583	1,346	8,736	10,082	1,315	-	1990

Royal Pavilion (7)	60	204	1,212	7,304	-	-	530	1,212	7,834	9,046	1,198	-	1991

Royal Village Tallahassee (7)	75	288	1,764	10,768	-	-	748	1,764	11,516	13,280	1,691	-	1992

Royal Village Gainesville	118	448	2,484	15,153	-	-	972	2,484	16,125	18,609	2,540	-	1996

Northgate Lakes	194	710	4,807	27,284	-	-	1,347	4,807	28,631	33,438	4,268	-	1998

Royal Lexington	94	364	2,848	12,783	-	-	1,058	2,848	13,841	16,689	2,159	-	1994

The Woods at Greenland	78	276	1,050	7,286	-	-	619	1,050	7,905	8,955	1,269	5,699	2001

Raiders Crossing	96	276	1,089	8,404	-	-	602	1,089	9,006	10,095	1,412	6,140	2002

Raiders Pass	264	828	3,877	32,445	-	-	1,312	3,877	33,757	37,634	4,981	18,122	2002

Aggie Station	156	450	1,634	18,821	-	-	674	1,634	19,495	21,129	2,780	10,803	2002

The Outpost- San Marcos	162	486	1,987	18,973	-	-	569	1,987	19,542	21,529	2,743	12,785	2004

The Outpost- San Antonio	276	828	3,262	36,252			589	3,262	36,841	40,103	5,078	22,520	2005

Callaway Villas	236	704	3,903	32,286	-	-	349	3,903	32,635	36,538	4,782	-	2006

The Village on Sixth Avenue	248	752	2,763	22,480	-	-	2,225	2,763	24,705	27,468	3,245	16,511	2000/ 2006

Newtown Crossing	356	942	6,763	53,597	-	-	816	6,763	54,413	61,176	6,788	30,629	2005/ 2007

Olde Towne University Square	224	550	2,277	24,614	-	-	790	2,277	25,404	27,681	3,447	19,830	2005

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

			Initial Cost		Basis Step-Up			Total Costs
	Units	Beds	Land	Buildings and Improvements and Furniture, Fixtures and Equipment	Land	Buildings and Improvements and Furniture, Fixtures and Equipment	Costs Capitalized Subsequent to Acquisition	Land (1)	Buildings and Improvements and Furniture, Fixtures and Equipment	Total (2)	Accumulated Depreciation (3)	Encumbrances (4)	Year Built

Peninsular Place	183	478	$2,306	$16,559	$-	$-	$429	$2,306	$16,988	$19,294	$2,458	$16,292	2005

University Centre	234	838	-	77,378	-	-	1,958	-	79,336	79,336	8,126	-	2007

Sunnyside Commons	68	161	6,933	768	-	-	136	6,933	904	7,837	91	-	1925-2001

Pirates Place	144	528	1,159	9,652	-	-	1,347	1,159	10,999	12,158	1,032	6,209	1996

The Highlands	216	732	4,821	24,822	-	-	1,169	4,821	25,991	30,812	2,241	-	2004

Jacob Heights I (8)	42	162	407	5,888	-	-	117	407	6,005	6,412	491	3,850	2004

Jacob Heights III (8)	24	96	233	3,637	-	-	69	233	3,706	3,939	291	2,948	2006

The Summit (8)	192	672	1,678	26,939	-	-	486	1,678	27,425	29,103	2,038	23,825	2003

GrandMarc – Seven Corners	186	440	4,491	28,807	-	-	1,065	4,491	29,872	34,363	2,231	17,710	2000

University Village – Sacramento	250	394	7,275	12,639	-	-	1,475	7,275	14,114	21,389	1,136	14,740	1979

Aztec Corner	180	606	17,460	32,209	-	-	398	17,460	32,607	50,067	2,426	28,600	1995

University Crossings	260	1,016	20,622	47,830	-	-	4,017	20,622	51,847	72,469	3,656	40,535	1926/ 2003

Campus Corner	254	796	1,591	20,928	-	-	759	1,591	21,687	23,278	1,805	22,266	1997

The Tower at 3rd	188	375	1,145	19,128	-	-	8,666	1,145	27,794	28,939	1,842	14,491	1973

University Mills	121	481	524	12,334	-	-	626	524	12,960	13,484	1,136	8,639	2002

Pirates Cove	264	1,056	2,173	26,704	-	-	2,946	2,173	29,650	31,823	2,892	-	2000

University Manor	168	600	1,387	14,889	-	-	1,730	1,387	16,619	18,006	1,603	13,984	2002

Brookstone Village	124	238	1,203	7,024	-	-	985	1,203	8,009	9,212	639	4,141	1993

Campus Walk – Wilmington	289	290	2,794	11,718	-	-	774	2,794	12,492	15,286	900	6,700	1989

Campus Club – Statesboro	276	984	3,075	31,100	-	-	3,193	3,075	34,293	37,368	3,231	-	2003

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

			Initial Cost		Basic Step-Up			Total Costs
	Units	Beds	Land	Buildings and Improvements and Furniture, Fixtures and Equipment	Land	Buildings and Improvements and Furniture, Fixtures and Equipment	Costs Capitalized Subsequent to Acquisition	Land (1)	Buildings and Improvements and Furniture, Fixtures and Equipment	Total (2)	Accumulated Depreciation (3)	Encumbrances (4)	Year Built

University Pines	144	552	$1,707	$17,527	$-	$-	$782	$1,707	$18,309	$20,016	$1,463	$10,862	2001

Lakeside Apartments	244	776	2,347	22,999	-	-	1,937	2,347	24,936	27,283	2,247	14,100	1991

The Club	120	480	1,164	11,979	-	-	1,594	1,164	13,573	14,737	1,323	-	1989

The Edge – Orlando	306	930	6,053	37,802	-	-	1,762	6,053	39,564	45,617	3,162	29,914	1999

University Place	144	528	2,794	15,639	-	-	572	2,794	16,211	19,005	1,350	-	2003

Southview Apartments	240	960	3,492	41,760	-	-	3,354	3,492	45,114	48,606	4,384	18,918	1998

Stone Gate Apartments	168	672	2,929	28,164	-	-	1,637	2,929	29,801	32,730	2,429	14,264	2000

The Commons	132	528	2,173	17,786	-	-	1,464	2,173	19,250	21,423	1,671	5,334	1991

University Gables	168	648	1,309	13,148	-	-	1,815	1,309	14,963	16,272	1,565	13,722	2001

Campus Ridge	132	528	960	12,831	-	-	448	960	13,279	14,239	1,129	-	2003

The Enclave	120	480	582	9,205	-	-	912	582	10,117	10,699	916	9,591	2002

Hawks Landing	122	484	1,445	13,735	-	-	2,661	1,445	16,396	17,841	1,591	15,600	1994

Willowtree Apartments (9)	310	568	6,014	15,135	-	-	542	6,014	15,677	21,691	1,260	13,220	1968

Willowtree Towers (9)	163	283	3,793	6,745	-	-	270	3,793	7,015	10,808	628	6,468	1974

Abbott Place	222	654	1,833	18,313	-	-	1,933	1,833	20,246	22,079	1,942	17,850	1999

The Centre	232	700	1,804	19,395	-	-	1,060	1,804	20,455	22,259	1,824	19,875	2004

University Meadows	184	616	1,426	14,870	-	-	1,227	1,426	16,097	17,523	1,441	9,633	2001

Campus Way	196	684	1,581	21,845	-	-	1,711	1,581	23,556	25,137	2,067	15,375	1993

University Pointe	204	682	989	27,576	-	-	758	989	28,334	29,323	2,236	21,300	2004

University Trails	240	684	1,183	25,173	-	-	936	1,183	26,109	27,292	2,134	-	2003

Vista del Sol (ACE)	613	1,866	-	135,939	-	-	982	-	136,921	136,921	10,069	100,000	2008

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

			Initial Cost		Basis Step-Up			Total Costs
	Units	Beds	Land	Buildings and Improvements and Furniture, Fixtures and Equipment	Land	Buildings and Improvements and Furniture, Fixtures and Equipment	Costs Capitalized Subsequent to Acquisition	Land (1)	Buildings and Improvements and Furniture, Fixtures and Equipment	Total (2)	Accumulated Depreciation (3)	Encumbrances (4)	Year Built

Villas at Chestnut Ridge	196	552	$2,756	$33,510	$-	$-	$89	$2,756	$33,599	$36,355	$2,548	$-	2008

Barrett Honors College (ACE)	602	1,721	-	131,302	-	-	148	-	131,450	131,450	5,258	-	2009

Campus Trails	156	480	1,358	11,291	-	-	2,836	1,358	14,127	15,485	1,004	7,486	1991

Lions Crossing	204	696	4,453	32,824	-	-	120	4,453	32,944	37,397	310	24,807	1996

Nittany Crossing	204	684	4,337	31,920	-	-	97	4,337	32,017	36,354	300	21,345	1996

State College Park	196	752	4,612	34,027	-	-	285	4,612	34,312	38,924	327	24,848	1991

The View	157	590	1,499	11,004	-	-	57	1,499	11,061	12,560	107	-	2003

Chapel Ridge	180	544	4,244	30,792	-	-	183	4,244	30,975	35,219	283	16,180	2003

Chapel View	224	358	2,161	16,062	-	-	64	2,161	16,126	18,287	152	9,690	1986

University Oaks	181	662	2,150	17,369	-	-	88	2,150	17,457	19,607	180	22,150	2004

Blanton Common	276	860	3,788	29,662	-	-	22	3,788	29,684	33,472	284	29,000	2005/ 2007

University Heights	176	528	1,387	8,236	-	-	646	1,387	8,882	10,269	260	-	2001

Burbank Commons	134	532	2,512	20,063	-	-	61	2,512	20,124	22,636	203	14,887	1995

University Crescent	192	612	3,548	28,403	-	-	28	3,548	28,431	31,979	287	24,150	1999

University Greens	156	516	1,117	9,244	-	-	192	1,117	9,436	10,553	102	6,659	2000

The Edge – Charlotte	180	720	3,076	22,841	-	-	28	3,076	22,869	25,945	116	11,845	1999

University Walk	120	480	2,016	14,599	-	-	23	2,016	14,622	16,638	69	14,760	2002

Uptown Apartments	180	528	3,031	21,685	-	-	35	3,031	21,720	24,751	98	20,160	2004

Sanctuary Lofts	201	487	2,960	18,180	-	-	395	2,960	18,575	21,535	283	-	2006

Jefferson 2nd Avenue	274	868	4,434	27,236	-	-	21	4,434	27,257	31,691	60	-	2008

Villas at Babcock (10)	204	792	4,642	16,638	-	-	-	4,642	16,638	21,280	-	-	2011

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

			Initial Cost		Basis Step-Up			Total Costs
	Units	Beds	Land	Buildings and Improvements and Furniture, Fixtures and Equipment	Land	Buildings and Improvements and Furniture, Fixtures and Equipment	Costs Capitalized Subsequent to Acquisition	Land (1)	Buildings and Improvements and Furniture, Fixtures and Equipment	Total (2)	Accumulated Depreciation (3)	Encumbrances (4)	Year Built

Lobo Village (ACE) (10)	216	864	-	17,463	-	-	-	-	17,463	17,463	-	-	2011

Villas on Sycamore (10)	170	680	3,000	12,102	-	-	-	3,000	12,102	15,102	-	-	2011

Portland State (ACE) (10)	282	978	-	8,041	-	-	-	-	8,041	8,041	-	-	2012

Subtotal	18,957	60,414	$276,878	$2,250,085	$125	$4,369	$106,745	$277,003	$2,361,199	$2,638,202	$240,360	$1,052,375

On-Campus Participating Properties

University Village – PVAMU	612	1,920	$-	$36,506	$-	$-	$2,887	$-	$39,393	$39,393	$20,445	$25,200	1996/ 97/98

University College – PVAMU	756	1,470	-	22,650	-	-	2,112	-	24,762	24,762	10,254	20,320	2000/ 2003

University Village – TAMIU	84	250	-	5,844	-	-	473	-	6,317	6,317	3,217	3,855	1997

Cullen Oaks Phase I and II	411	879	-	33,910	-	-	1,483	-	35,393	35,393	9,463	32,420	2001/ 2005

Subtotal	1,863	4,519	-	98,910	-	-	6,955	-	105,865	105,865	43,379	81,795
Total-all properties	20,820	64,933	$276,878	$2,348,995	$125	$4,369	$113,700	$277,003	$2,467,064	$2,744,067	$283,739	$1,134,170

(1)	Does not include undeveloped land parcels with a total book value of approximately $36.0 million as of December 31, 2010.
(2)	Total aggregate costs for Federal income tax purposes is approximately $2,810.7 million.
(3)	The depreciable lives for buildings and improvements and furniture, fixtures and equipment range from three to forty years.
(4)	Total encumbrances exclude net unamortized debt premiums of approximately $16.5 million and net unamortized debt discounts of approximately $6.6 million as of December 31, 2010.
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

(10)
Villas at Babcock, Lobo Village, Villas on Sycamore and the Portland State University project commenced construction during 2010.  Initial costs represent construction costs associated with the development of this property.  Year built represents the scheduled completion date.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The changes in the Company’s investments in real estate and related accumulated depreciation for each of the years ended December 31, 2010, 2009, and 2008 are as follows:

	For the Year Ended December 31,
	2010		2009		2008
	Wholly- Owned (1)	On-Campus (2)	Wholly- Owned (1)	On-Campus (2)	Wholly- Owned (1)	On-Campus (2)

Investments in Real Estate:
Balance, beginning of year	$2,188,790	$104,724	$2,100,185	$103,985	$1,017,425	$103,266
Acquisition of land for development	16,050	-	9,390	-	8,226	-
Acquisition of properties	425,472	-	-	-	980,504	-
Improvements and development expenditures	82,008	1,141	107,647	739	145,011	719
Provision for asset impairment	(4,036)	-	-	-	-	-
Disposition of properties	(34,080)	-	(28,432)	-	(50,981)	-
Balance, end of year	$2,674,204	$105,865	$2,188,790	$104,724	$2,100,185	$103,985

Accumulated Depreciation:
Balance, beginning of year	$(173,820)	$(39,034)	$(113,352)	$(34,683)	$(70,363)	$(30,361)
Depreciation for the year	(68,719)	(4,345)	(61,765)	(4,351)	(42,989)	(4,322)
Disposition of properties	2,179	-	1,297	-	-	-
Balance, end of year	$(240,360)	$(43,379)	$(173,820)	$(39,034)	$(113,352)	$(34,683)

(1)	Owned off-campus properties and owned on-campus properties

(2)	On-campus participating properties