Form 10-Q
period 2011-03-31
AMERICAN CAMPUS COMMUNITIES INC
filed 2011-05-09
CIK 1283630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011.

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period From ______________________ to _________________________.

Commission file number 001-32265

AMERICAN CAMPUS COMMUNITIES, INC.
(Exact name of registrant as specified in its charter)

Maryland	76-0753089
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)
12700 Hill Country Blvd., Suite T-200 Austin, TX (Address of Principal Executive Offices)	78738 (Zip Code)

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

There were 68,149,146 shares of American Campus Communities, Inc.’s common stock with a par value of $0.01 per share outstanding as of the close of business on April 29, 2011.

FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2011

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31, 2011	December 31, 2010
	(unaudited)
Assets

Investments in real estate:
Wholly-owned properties, net	$2,417,104	$2,433,844
Wholly-owned properties held for sale	33,190	-
On-campus participating properties, net	61,666	62,486
Investments in real estate, net	2,511,960	2,496,330

Cash and cash equivalents	31,922	113,507
Restricted cash	27,546	26,764
Student contracts receivable, net	4,139	5,736
Other assets	53,785	51,147

Total assets	$2,629,352	$2,693,484

Liabilities and equity

Liabilities:
Secured mortgage, construction and bond debt	$1,085,925	$1,144,103
Senior secured term loan	100,000	100,000
Secured agency facility	101,000	101,000
Accounts payable and accrued expenses	25,786	34,771
Other liabilities	61,229	61,011
Total liabilities	1,373,940	1,440,885

Commitments and contingencies (Note 14)

Redeemable noncontrolling interests	33,712	34,704

Equity:
American Campus Communities, Inc. stockholders’ equity:
Common stock, $.01 par value, 800,000,000 shares authorized, 67,398,007 and 66,875,663 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	672	667
Additional paid in capital	1,476,907	1,468,179
Accumulated earnings and dividends	(254,788)	(249,381)
Accumulated other comprehensive loss	(4,758)	(5,503)
Total American Campus Communities, Inc. stockholders’ equity	1,218,033	1,213,962
Noncontrolling interests	3,667	3,933
Total equity	1,221,700	1,217,895

Total liabilities and equity	$2,629,352	$2,693,484

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except share and per share data)

	Three Months Ended March 31,
	2011	2010
Revenues:
Wholly-owned properties	$87,999	$69,619
On-campus participating properties	7,647	7,311
Third party development services	3,824	574
Third party management services	1,830	2,214
Resident services	341	252
Total revenues	101,641	79,970

Operating expenses:
Wholly-owned properties	38,721	30,703
On-campus participating properties	1,744	2,399
Third party development and management services	2,682	3,099
General and administrative	2,773	2,753
Depreciation and amortization	21,900	17,121
Ground/facility leases	1,156	571
Total operating expenses	68,976	56,646

Operating income	32,665	23,324

Nonoperating income and (expenses):
Interest income	50	17
Interest expense	(14,013)	(14,945)
Amortization of deferred financing costs	(1,230)	(1,028)
Loss from unconsolidated joint ventures	(12)	(1,414)
Total nonoperating expenses	(15,205)	(17,370)

Income before income taxes and discontinued operations	17,460	5,954
Income tax provision	(143)	(143)
Income from continuing operations	17,317	5,811

Discontinued operations:
Income (loss) attributable to discontinued operations	563	(4,220)
Loss from disposition of real estate	-	(3,646)
Total discontinued operations	563	(7,866)

Net income (loss)	17,880	(2,055)
Net income attributable to noncontrolling interests	(467)	(134)
Net income (loss) attributable to common shareholders	$17,413	$(2,189)

Income (loss) per share attributable to common shareholders – basic:
Income from continuing operations per share	$0.25	$0.10
Net income (loss) per share	$0.26	$(0.05)

Income (loss) per share attributable to common shareholders – diluted:
Income from continuing operations per share	$0.24	$0.10
Net income (loss) per share	$0.25	$(0.05)

Weighted-average common shares outstanding:
Basic	66,956,764	52,235,644
Diluted	67,554,918	52,805,966

Distributions declared per common share	$0.3375	$0.3375

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(unaudited, in thousands, except share data)

	Common Shares	Par Value of Common Shares	Additional Paid in Capital	Accumulated Earnings and Distributions	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
Equity, December 31, 2010	66,875,663	$667	$1,468,179	$(249,381)	$(5,503)	$3,933	$1,217,895
Net proceeds from sale of common stock	358,500	4	11,181	-	-	-	11,185
Adjustments to reflect redeemable noncontrolling interests at fair value	-	-	(343)	-	-	-	(343)
Amortization of restricted stock awards	-	-	987	-	-	-	987
Vesting of restricted stock awards	99,243	-	(1,384)	-	-	-	(1,384)
Distributions to common and restricted stockholders	-	-	-	(22,820)	-	-	(22,820)
Distributions to joint venture partners	-	-	-	-	-	(110)	(110)
Conversion of common units to common stock	64,601	1	1,101	-	-	-	1,102
Increase in ownership of consolidated subsidiary	-	-	(2,814)	-	-	(336)	(3,150)
Comprehensive income:
Change in fair value of interest rate swaps	-	-	-	-	745	-	745
Net income	-	-	-	17,413	-	180	17,593
Total comprehensive income							18,338
Equity, March 31, 2011	67,398,007	$672	$1,476,907	$(254,788)	$(4,758)	$3,667	$1,221,700

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
	2011	2010
Operating activities
Net income (loss)	$17,880	$(2,055)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss from disposition of real estate	-	3,646
Provision for asset impairment	-	4,036
Depreciation and amortization	22,272	17,822
Amortization of deferred financing costs and debt premiums/discounts	(307)	1,109
Share-based compensation	987	929
Loss from unconsolidated joint ventures	12	1,414
Distributions received from unconsolidated joint ventures	-	180
Income tax provision	143	143
Changes in operating assets and liabilities:
Restricted cash	(2,124)	2,405
Student contracts receivable, net	1,597	991
Other assets	(6,000)	(95)
Accounts payable and accrued expenses	(10,419)	(5,410)
Other liabilities	453	137
Net cash provided by operating activities	24,494	25,252

Investing activities
Cash paid for increased ownership in consolidated subsidiary	(3,150)	-
Net proceeds from disposition of real estate	-	1,098
Cash paid for land and property acquisitions	(458)	(9,618)
Investments in wholly-owned properties	(34,694)	(4,701)
Investments in on-campus participating properties	(278)	(43)
Change in restricted cash related to capital reserves	613	92
Proceeds from insurance settlement	526	-
Purchase of corporate furniture, fixtures and equipment	(119)	(183)
Net cash used in investing activities	(37,560)	(13,355)

Financing activities
Proceeds from sale of common stock	11,391	-
Offering costs	(179)	-
Pay-off of mortgage loans	(54,527)	(34,536)
Principal payments on debt	(1,911)	(3,555)
Distributions to common and restricted stockholders	(22,820)	(17,854)
Distributions to noncontrolling partners	(473)	(495)
Net cash used in financing activities	(68,519)	(56,440)

Net change in cash and cash equivalents	(81,585)	(44,543)
Cash and cash equivalents at beginning of period	113,507	66,093
Cash and cash equivalents at end of period	$31,922	$21,550

Supplemental disclosure of non-cash investing and financing activities
Change in fair value of derivative instruments, net	$745	$(832)

Supplemental disclosure of cash flow information
Interest paid	$16,496	$15,512

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

As of March 31, 2011, the Company’s property portfolio contained 104 student housing properties with approximately 64,900 beds in approximately 20,800 apartment units.  The Company’s property portfolio consisted of 96 owned off-campus properties that are in close proximity to colleges and universities, four American Campus Equity (“ACE®”) properties operated under ground/facility leases with three university systems and four on-campus participating properties operated under ground/facility leases with the related university systems.  The Company’s communities contain modern housing units and are supported by a resident assistant system and other student-oriented programming, with many offering resort-style amenities.

Through the Company’s taxable REIT subsidiaries (“TRS”), it also provides construction management and development services, primarily for student housing properties owned by colleges and universities, charitable foundations, and others.  As of March 31, 2011, the Company provided third-party management and leasing services for 34 properties (nine of which the Company served as the third-party developer and construction manager) that represented approximately 24,100 beds in approximately 9,500 units, and one joint venture property in which we own a noncontrolling interest with approximately 600 beds in approximately 200 units.  Third-party management and leasing services are typically provided pursuant to management contracts that have initial terms that range from one to five years.  As of March 31, 2011, the Company’s total owned, joint venture and third-party managed portfolio included 139 properties with approximately 89,600 beds in approximately 30,500 units.

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

Interim Financial Statements

The accompanying interim financial statements are unaudited, but have been prepared in accordance with GAAP for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission.  Accordingly, they do not include all disclosures required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included.  Because of the seasonal nature of the Company’s operations, the results of operations and cash flows for any interim period are not necessarily indicative of results for other interim periods or for the full year.  These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

Project costs directly associated with the development and construction of an owned real estate project, which include interest, property taxes, and amortization of deferred finance costs, are capitalized as construction in progress.  Upon completion of the project, costs are transferred into the applicable asset category and depreciation commences.  Interest totaling approximately $1.0 million and $-0- was capitalized during the three months ended March 31, 2011 and 2010, respectively.  Amortization of deferred financing costs totaling approximately $42,000 and $-0- was capitalized as construction in progress during the three months ended March 31, 2011 and 2010, respectively.

Management assesses whether there has been an impairment in the value of the Company’s investments in real estate whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Impairment is recognized when estimated expected future undiscounted cash flows are less than the carrying value of the property.  The estimation of expected future net cash flows is inherently uncertain and relies on assumptions regarding current and future economics and market conditions.  If such conditions change, then an adjustment to the carrying value of the Company’s long-lived assets could occur in the future period in which the conditions change.  To the extent that a property is impaired, the excess of the carrying amount of the property over its estimated fair value is charged to earnings. The Company believes that there were no impairments of the carrying values of its investments in real estate as of March 31, 2011.

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

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

e.	The asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value.

f.	Actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.

Concurrent with this classification, the asset is recorded at the lower of cost or fair value less cost to sell, and depreciation ceases.

Owned On-Campus Properties

Under its ACE program, the Company as lessee has entered into four ground/facility lease agreements with three university systems to finance, construct, and manage four student housing properties.  Two properties were under construction as of March 31, 2011 with one scheduled to open for occupancy in August 2011 and the other in August 2012.  The terms of the leases, including extension options, range from 65 to 85 years, and the lessor retains title to the land.  The Company’s involvement in construction requires the lessor’s post construction ownership of the improvements to be treated as a sale with a subsequent leaseback by the Company.  However, these sale-leaseback transactions do not qualify for sale-leaseback accounting because of the Company’s continuing involvement in the constructed assets.  As a result of the Company’s continuing involvement, these leases are accounted for by the deposit method, in which the assets subject to the ground/facility leases are reflected at historical cost, less amortization, and the financing obligations are reflected at the terms of the underlying financing.

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

Intangible Assets

In connection with property acquisitions completed in 2010, the Company capitalized approximately $5.5 million related to management’s estimate of the fair value of the in-place leases assumed.  These intangible assets are amortized on a straight-line basis over the average remaining term of the underlying leases.  Amortization expense was approximately $1.5 million and $0.1 million for the three months ended March 31, 2011 and 2010, respectively.  In 2008, the Company also capitalized $1.5 million related to management’s estimate of the fair value of third-party management contracts acquired from GMH.  These intangible assets are amortized on a straight-line basis over a period of three years.  Amortization expense related to these acquired management contracts was approximately $0.1 million for both three month periods ended March 31, 2011 and 2010.  Accumulated amortization at March 31, 2011 and December 31, 2010 was approximately $6.3 million and $4.7 million, respectively.  Intangible assets, net of amortization, are included in other assets on the accompanying consolidated balance sheets and amortization of intangible assets is included in depreciation and amortization expense in the accompanying consolidated statements of operations.  See Note 3 herein for a detailed discussion of the property acquisitions completed during 2010.

Deferred Financing Costs

The Company defers financing costs and amortizes the costs over the terms of the related debt using the effective interest method.  Upon repayment of or in conjunction with a material change in the terms of the underlying debt agreement, any unamortized costs are charged to earnings.  Accumulated amortization at March 31, 2011 and December 31, 2010 was approximately $12.9 million and $11.8 million, respectively.  Deferred financing costs, net of amortization, are included in other assets on the accompanying consolidated balance sheets.

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

Debt Premiums and Discounts

Debt premiums and discounts represent fair value adjustments to account for the difference between the stated rates and market rates of debt assumed in connection with the Company’s property acquisitions.  The debt premiums and discounts are amortized to interest expense over the term of the related loans using the effective-interest method.  As of March 31, 2011 and December 31, 2010, net unamortized debt premiums were approximately $14.7 million and $16.6 million, respectively, and net unamortized debt discounts were approximately $6.3 million and $6.6 million, respectively.  Debt premiums and discounts are included in secured mortgage, construction and bond debt on the accompanying consolidated balance sheets.

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

Pre-development expenditures such as architectural fees, permits and deposits associated with the pursuit of third-party and owned development projects are expensed as incurred, until such time that management believes it is probable that the contract will be executed and/or construction will commence.  Because the Company frequently incurs these pre-development expenditures before a financing commitment and/or required permits and authorizations have been obtained, the Company bears the risk of loss of these pre-development expenditures if financing cannot ultimately be arranged on acceptable terms or the Company is unable to successfully obtain the required permits and authorizations.  As such, management evaluates the status of third-party and owned projects that have not yet commenced construction on a periodic basis and expenses any deferred costs related to projects whose current status indicates the commencement of construction is unlikely and/or the costs may not provide future value to the Company in the form of revenues.  Such write-offs are included in third-party development and management services expenses (in the case of third-party development projects) or general and administrative expenses (in the case of owned development projects) on the accompanying consolidated statements of operations.  As of March 31, 2011, the Company has deferred approximately $9.7 million in pre-development costs related to third-party and owned development projects that have not yet commenced construction.  Such costs are included in other assets on the accompanying consolidated balance sheets.

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

The following potentially dilutive securities were outstanding for the three months ended March 31, 2011 and 2010, respectively, but were not included in the computation of diluted earnings per share because the effects of their inclusion would be anti-dilutive.

	Three Months Ended March 31,
	2011	2010
Common Operating Partnership units (Note 7)	941,388	1,188,064
Preferred Operating Partnership units (Note 7)	114,676	114,963
Total potentially dilutive securities	1,056,064	1,303,027

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of the elements used in calculating basic and diluted earnings per share:

	Three Months Ended March 31,
	2011	2010
Basic earnings per share calculation:
Income from continuing operations	$17,317	$5,811
Income from continuing operations attributable to noncontrolling interests	(458)	(325)
Income from continuing operations attributable to common shareholders	16,859	5,486
Amount allocated to participating securities	(236)	(225)
Income from continuing operations attributable to common shareholders, net of amount allocated to participating securities	16,623	5,261

Income (loss) from discontinued operations	563	(7,866)
Income (loss) from discontinued operations attributable to noncontrolling interests	(9)	191
Income (loss) from discontinued operations attributable to common shareholders	554	(7,675)
Net income (loss) attributable to common shareholders, as adjusted – basic	$17,177	$(2,414)

Income from continuing operations attributable to common shareholders, as adjusted – per share	$0.25	$0.10
Income (loss) from discontinued operations attributable to common shareholders – per share	$0.01	$(0.15)
Net income (loss) attributable to common shareholders, as adjusted – per share	$0.26	$(0.05)

Basic weighted average common shares outstanding	66,956,764	52,235,644

Diluted earnings per share calculation:
Income from continuing operations attributable to common shareholders, net of amount allocated to participating securities	$16,623	$5,261
Income (loss) from discontinued operations attributable to common shareholders	554	(7,675)
Net income (loss) attributable to common shareholders, as adjusted – diluted	$17,177	$(2,414)

Income from continuing operations attributable to common shareholders, net of amount allocated to participating securities – per share	$0.24	$0.10
Income (loss) from discontinued operations attributable to common shareholders – per share	$0.01	$(0.15)
Net income (loss) attributable to common shareholders - per share	$0.25	$(0.05)

Basic weighted average common shares outstanding	66,956,764	52,235,644
Restricted Stock Awards (Note 11)	598,154	570,322
Diluted weighted average common shares outstanding	67,554,918	52,805,966

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.  Property Acquisitions

In September and November 2010, the Company acquired the remaining 90% interest in 14 student housing properties previously owned in two joint ventures with Fidelity (hereinafter referred to as the “Fidelity Joint Ventures”) in which the Company previously held a 10% interest.  The purchase price for the 90% interest acquired was approximately $340.4 million.  Subsequent to the acquisition, the Company now consolidates the 14 properties acquired.

Also during 2010, the Company acquired three additional properties containing 1,883 beds in three separate transactions for a combined purchase price of approximately $65.2 million.

The acquired property’s results of operations have been included in the accompanying consolidated statements of operations since the respective acquisition closing dates.  The following pro forma information for the three months ended March 31, 2011 and 2010 presents consolidated financial information for the Company as if the property acquisitions discussed above had occurred on January 1, 2010.  The unaudited pro forma information is provided for informational purposes only and is not indicative of results that would have occurred or which may occur in the future:

	Three Months Ended March 31,
	2011	2010
Total revenues	$101,641	$94,097
Net income (loss) attributable to common shareholders	$18,864	$(912)
Net income (loss) per share – basic	$0.28	$(0.02)
Net income (loss) per share – diluted	$0.28	$(0.02)

 4.  Property Dispositions and Discontinued Operations

As of March 31, 2011, three owned off-campus properties were classified as Held for Sale on the company’s consolidated balance sheet.  These three properties - Villas on Apache, River Club Apartments and River Walk Townhomes - were sold in April 2011 (see Note 16).  The net income attributable to these three properties is included in discontinued operations on the accompanying consolidated statements of operations for all periods presented.  Discontinued operations for the three months ended March 31, 2010 also includes the Cambridge at Southern and Campus Walk – Oxford owned off campus properties, which were sold in March and April 2010, respectively.  Discontinued operations for the three months ended March 31, 2010, also includes an impairment charge of approximately $4.0 million recorded to reflect Campus Walk - Oxford at the lower of its historical cost or fair value.

Below is a summary of the results of operations for Cambridge at Southern through its disposition date, Campus Walk – Oxford for the three months ended March 31, 2010 and Villas on Apache, River Club Apartments and River Walk Townhomes for all periods presented:

	Three Months Ended March 31,
	2011	2010
Total revenues	$1,674	$2,736
Total operating expenses	(739)	(1,475)
Depreciation and amortization	(372)	(701)
Provision for asset impairment	-	(4,036)
Operating income (loss)	563	(3,476)
Total nonoperating expenses	-	(744)
Net income (loss)	$563	$(4,220)

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.  Investments in Wholly-Owned Properties

Wholly-owned properties consisted of the following:

	March 31, 2011	December 31, 2010
Land (1)	$307,028	$313,005
Buildings and improvements	2,141,432	2,177,780
Furniture, fixtures and equipment	126,345	129,175
Construction in progress	86,493	54,244
	2,661,298	2,674,204
Less accumulated depreciation	(244,194)	(240,360)
Wholly-owned properties, net (2)	$2,417,104	$2,433,844

(1)	The land balance above includes undeveloped land parcels with book values of $36.5 million and $36.0 million as of March 31, 2011 and December 31, 2010, respectively.

(2)
The balance above excludes Villas on Apache, River Club Apartments and River Walk Townhomes which are classified as wholly-owned properties held for sale in the accompanying consolidated balance sheet as of March 31, 2011.

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

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On-campus participating properties are as follows:

			Historical Cost
Lessor/University	Lease Commencement	Required Debt Repayment (1)	March 31, 2011	December 31, 2010
Texas A&M University System / Prairie View A&M University (2)	2/1/96	9/1/23	$39,541	$39,393

Texas A&M University System / Texas A&M International	2/1/96	9/1/23	6,378	6,317

Texas A&M University System / Prairie View A&M University (3)	10/1/99	8/31/25/ 8/31/28	24,801	24,762

University of Houston System / University of Houston (4)	9/27/00	8/31/35	35,423	35,393
			106,143	105,865

Less accumulated amortization			(44,477)	(43,379)
On-campus participating properties, net			$61,666	$62,486

(1)	Represents the effective lease termination date. The Leases terminate upon the earlier to occur of the final repayment of the related debt or the end of the contractual lease term.

(2)	Consists of three phases placed in service between 1996 and 1998.

(3)	Consists of two phases placed in service in 2000 and 2003.

(4)	Consists of two phases placed in service in 2001 and 2005.

7.   Noncontrolling Interests

Third-party joint venture partners:  As of March 31, 2011, the Company consolidates three joint ventures that own and operate University Village at Sweet Home, University Centre and Villas at Chestnut Ridge owned-off campus properties.  The portion of net assets attributable to the third-party partners in these joint ventures is classified as “noncontrolling interests” within equity on the accompanying consolidated balance sheets.  Accordingly, the third-party partners’ share of the income or loss of the joint ventures is reported on the consolidated statements of operations as “noncontrolling interests share of net income / loss.”

During the three months ended March 31, 2011, the Company acquired the remaining noncontrolling interest from the third-party partner in the joint venture that owns and operates the Callaway House owned off-campus property.  The Company paid approximately $3.2 million in cash consideration for the remaining noncontrolling interest and recognized the $2.8 million excess of consideration paid over the carrying amount of the noncontrolling interest acquired as an adjustment to additional paid in capital in the accompanying consolidated statement of changes in equity.

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

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company follows accounting guidance stipulating that securities that are redeemable for cash or other assets at a fixed or determinable price on a fixed or determinable date, at the option of the holder, or upon the occurrence of an event that is not solely within the control of the issuer, must be classified outside of permanent equity in the mezzanine section of the consolidated balance sheets.  In accordance with such guidance, management evaluates whether the Company controls the actions or events necessary to issue the maximum number of shares that could be required to be delivered under share settlement of the contract.  Based on this assessment, which includes evaluating terms in the applicable agreements related to redemption provisions, the Company has determined that Common Units and Series A Preferred Units in the Operating Partnership should be classified as “redeemable noncontrolling interests” in the mezzanine section of the consolidated balance sheets.  The value of redeemable noncontrolling interests on the consolidated balance sheets is reported at the greater of fair value or historical cost at the end of each reporting period.  Changes in the value from period to period are charged to additional paid in capital on the accompanying consolidated statement of changes in equity.  Accordingly, income or loss allocated to these redeemable noncontrolling interests on the Company’s consolidated statements of operations includes the Series A Preferred Unit distributions as well as the pro rata share of the Operating Partnership’s net income or loss allocated to Common Units.  Below is a table summarizing the activity of redeemable noncontrolling interests for the three months ended March 31, 2011:

Balance, December 31, 2010	$34,704
Net income	287
Distributions	(363)
Conversions of Common Units into common shares	(1,103)
Partnership units retained in connection with property acquisition	(156)
Adjustments to reflect Common Units at fair value	343
Balance, March 31, 2011	$33,712

During the three months ended March 31, 2011 and 2010, 64,601 and 4,776 Common Units, respectively, were converted into shares of the Company’s common stock.  As of March 31, 2011 and December 31, 2010, approximately 1% and 2%, respectively, of the equity interests of the Operating Partnership was held by owners of Common Units and Series A Preferred Units.

8.   Investment in Unconsolidated Joint Ventures

Investments in unconsolidated joint ventures are accounted for utilizing the equity method.  As discussed in Note 2, the equity method is used when the Company has the ability to exercise significant influence over operating and financial policies of the joint venture but does not have control of the joint venture.  Under the equity method, these investments are initially recognized on the balance sheet at cost and are subsequently adjusted to reflect the Company’s proportionate share of net earnings or losses of the joint venture, distributions received, contributions, and certain other adjustments, as appropriate.   When circumstances indicate there may have been a loss in value of an equity method investment, the Company evaluates the investment for impairment by estimating the Company’s ability to recover its investment from future expected discounted cash flows.  If the Company determines the loss in value is other than temporary, the Company recognizes an impairment charge to reflect the investment at fair value. The Company believes that there were no impairments of the carrying values of its equity method investments as of March 31, 2011.  The company’s investments in its unconsolidated joint ventures are included in other assets on the accompanying consolidated balance sheets and its share of the income or loss from such joint ventures is included in loss from unconsolidated joint ventures on the accompanying consolidated statements of operations.

Fidelity Joint Ventures:  As of March 31, 2011, the Company owns a 10% noncontrolling interest in a joint venture with Fidelity (“Fund II”), which owns one property containing 636 beds.  The Company’s equity method investment in Fund II totaled approximately $0.3 million as of both March 31, 2011 and December 31, 2010.  For the three months ended March 31, 2011 and 2010, the Company’s share of loss from Fund II was $12,000 and $69,000, respectively.  Fund II is funded in part with secured third party debt in the amount of approximately $18.2 million.  As more fully discussed in Note 14, the Operating Partnership serves as non-recourse, carve-out guarantor of this debt.  Additionally, due to Fund II’s governing documents not providing for maximum capital commitments from the members, the Company’s maximum exposure to loss stemming from its investment in Fund II could be unlimited.

In September 2010, the Company purchased all of the 11 properties owned by another joint venture with Fidelity (“Fund III”).  For the three months ended March 31, 2010, the Company’s share of loss from Fund III was approximately $0.9 million.  For the three months ended March 31, 2011 and 2010, the Company earned approximately $31,000 and $0.5 million, respectively, in property management fees from Fund II and Fund III.

Hampton Roads Joint Venture:  The Company also holds a noncontrolling equity interest in a joint venture that owns a military housing privatization project with the United States Navy to design, develop, construct, renovate, and manage unaccompanied soldier housing located on naval bases in Norfolk and Newport News, Virginia.  The project is financed through taxable revenue bonds, and the construction of the final phase of the project was completed in July 2010.  During 2010, the Company discontinued applying the equity method in regards to its investment in this joint venture as a result of the Company’s share of losses exceeding its investment in the joint venture.  Because the company has not guaranteed any obligations of the investee and is not otherwise committed to provide further financial support to the investee, it therefore suspended recording its share of losses once the investment was reduced to zero.  The Company’s share in the loss from this joint venture was approximately $0.5 million for the three months ended March 31, 2010.  The Company earned combined development and management fees from this joint venture of approximately $0.4 million and $0.3 million for the three months ended March 31, 2011 and 2010, respectively.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.   Debt

A summary of the Company’s outstanding consolidated indebtedness, including unamortized debt premiums and discounts, is as follows:

	March 31, 2011	December 31, 2010
Debt secured by wholly-owned properties:
Mortgage loans payable	$895,821	$952,374
Construction loan payable	100,000	100,000
	995,821	1,052,374
Debt secured by on-campus participating properties:
Mortgage loans payable	32,333	32,421
Bonds payable	49,375	49,375
	81,708	81,796

Senior secured term loan	100,000	100,000
Secured agency facility	101,000	101,000
Unamortized debt premiums	14,661	16,567
Unamortized debt discounts	(6,265)	(6,634)
Total debt	$1,286,925	$1,345,103

Pay-off of Mortgage Debt

During the three months ended March 31, 2011, the Company paid off approximately $54.5 million of fixed-rate mortgage debt secured by three of its wholly-owned properties (The Edge-Orlando, The Callaway House and University Greens), which were scheduled to mature on January 1, 2011, April 1, 2011 and May 1, 2011, respectively.  As of March 31, 2011, the Company had an additional $198.7 million of outstanding fixed-rate mortgage and construction debt scheduled to mature throughout the remainder of 2011, all of which we expect to pay-off on or before their respective maturity dates.  Refer to Note 16 herein for disclosure of mortgage loans paid off by the Company subsequent to March 31, 2011.

Secured Revolving Credit Facility

The Operating Partnership has a $225 million revolving credit facility that may be expanded by up to an additional $75 million upon the satisfaction of certain conditions.  The maturity date of the facility is August 14, 2012 and can be extended 12 months through August 2013.  As of March 31, 2011, the facility was secured by 10 of the Company’s wholly-owned properties.

Availability under the revolving credit facility is limited to an “aggregate borrowing base amount” equal to the lesser of (i) 50% to 65% of the value of certain properties, calculated as set forth in the credit facility, and (ii) the adjusted net operating income from these properties divided by a formula amount.  The facility bears interest at a variable rate, at the Company’s option, based upon a base rate or one-, two-, or three-month LIBOR, with a LIBOR floor of 2.0%, plus, in each case, a spread based upon the Company’s total leverage.  Additionally, the Company is required to pay an unused commitment fee of 0.35% per annum.  As of March 31, 2011, there was no balance on the facility and availability under the facility totaled approximately $214.5 million.

The terms of the facility include certain restrictions and covenants, which limit, among other items, the incurrence of additional indebtedness, liens, and the disposition of assets. The facility contains customary affirmative and negative covenants and also contains financial covenants that, among other things, require the Company to maintain certain minimum ratios of “EBITDA” (earnings before interest, taxes, depreciation and amortization) to fixed charges and total indebtedness.  The Company may not pay distributions that exceed a specified percentage of funds from operations, as adjusted, for any four consecutive quarters.  The financial covenants also include consolidated net worth and leverage ratio tests.  As of March 31, 2011, the Company was in compliance with all such covenants.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Secured Agency Facility

The Company has a $125 million secured revolving credit facility with a Freddie Mac lender.  The facility has a five-year term and is currently secured by 11 properties referred to as the “Collateral Pool.”  The facility bears interest at one- or three-month LIBOR plus a spread that varies based on the debt service ratio of the Collateral Pool.  Additionally, the Company is required to pay an unused commitment fee of 1.0% per annum.  As of March 31, 2011, the balance outstanding on the secured agency facility totaled $101.0 million, bearing interest at a weighted average annual rate of 2.29%.  The secured agency facility includes some, but not all, of the same financial covenants as the secured revolving credit facility, described above.

Senior Secured Term Loan

The Operating Partnership has a $100 million senior secured term loan that matures on May 23, 2011 and can be extended through May 2012 through the exercise of a 12-month extension option.  The secured term loan bears interest at a variable rate, at the Company’s option, based upon a base rate or one-, two-, three-, or six-month LIBOR plus, in each case, a spread based upon the Company’s total leverage.  As of March 31, 2011, the balance outstanding on the secured term loan was $100.0 million.  The Company guarantees the Operating Partnership’s obligations under the secured term loan.  The secured term loan is secured by 19 of the Company’s wholly-owned properties and includes the same restrictions and covenants as the secured revolving credit facility, described above.

On February 23, 2009, the Company entered into two $50.0 million interest rate swap agreements effective March 20, 2009 through February 20, 2012, which are both used to hedge the Company’s exposure to fluctuations in interest payments on its LIBOR-based senior secured term loan.  Under the terms of the two interest rate swap agreements, the Company pays an average fixed rate of 1.7925% and receives a one-month LIBOR floating rate.  As a result of these two interest rate swaps, the Company effectively fixed the interest rate on its senior secured term loan to 3.3% as of March 31, 2011 (1.8% + 1.5% spread).  In the event that the swaps at any time have a negative fair value below a certain threshold level, the Company is required to post cash into a collateral account pledged to the interest rate swap providers.  As of March 31, 2011, the Company had deposited approximately $0.9 million into a collateral account related to one of the interest rate swaps.  See Note 12 herein for a more detailed discussion of the Company’s derivative instruments and hedging activities.

10.  Stockholders’ Equity

In May 2010, the Company announced the establishment of an at-the-market share offering program (the “ATM Equity Program”) through which the Company may issue and sell, from time to time, shares of common stock having an aggregate offering price of up to $150 million.  Actual sales under the program will depend on a variety of factors, including, but not limited to, market conditions, the trading price of the Company’s common stock and determinations of the appropriate sources of funding for the Company.  During the three months ended March 31, 2011, the Company sold approximately 0.4 million shares at weighted average price of $31.77 per share for net proceeds of approximately $11.2 million after payment of approximately $0.2 million of commissions to the sales agents.  The Company may continue to sell shares of common stock under this program from time to time based on market conditions, although the Company is not under an obligation to sell any shares.  As of March 31, 2011, the Company had approximately $122.3 million available for issuance under this program.

11.  Incentive Award Plan

In May 2010, the Company’s stockholders approved the American Campus Communities, Inc. 2010 Incentive Award Plan (the “2010 Plan”).  The 2010 Plan provides for the grant of various stock-based incentive awards to selected employees and directors of the Company and the Company’s affiliates.  The types of awards that may be granted under the 2010 Plan include incentive stock options, nonqualified stock options, restricted stock awards (“RSAs”), restricted stock units (“RSUs”), profits interest units (“PIUs”) and other stock-based awards.  The Company has reserved a total of 1.7 million shares of the Company’s common stock for issuance pursuant to the 2010 Plan, subject to certain adjustments for changes in the Company’s capital structure, as defined in the 2010 Plan.  As of March 31, 2011, 1,574,200 shares were available for issuance under the 2010 Plan.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock Awards

The Company awards restricted stock awards (“RSAs”) to its executive officers and certain employees that vest in equal annual installments over a five year period.  Unvested awards are forfeited upon the termination of an individual’s employment with the Company under specified circumstances.  Recipients of RSAs receive dividends, as declared by the Company’s Board of Directors, on unvested shares, provided that the recipient continues to be employed by the Company.  A summary of the Company’s RSAs under the Plan as of March 31, 2011 and changes during the three months ended March 31, 2011, is presented below:

Number of RSAs
Nonvested balance at December 31, 2010	508,381
Granted	193,978
Vested	(99,243)
Forfeited	(45,213)
Nonvested balance at March 31, 2011	557,903

The fair value of RSA's is calculated based on the closing market value of the Company's common stock on the date of the grant.
The fair value of these awards is amortized to expense over the vesting periods, which amounted to approximately $1.0 million and $0.9 million for the three months ended March 31, 2011 and 2010, respectively.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income (Loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  During the three months ended March 31, 2011, such derivatives were used to hedge the variable cash flows associated with the Company’s $100 million senior secured term loan and the Cullen Oaks Phase I and Phase II loans.

The following table summarizes the Company’s outstanding interest rate swap contracts as of March 31, 2011:

Date Entered	Effective Date	Maturity Date	Pay Fixed Rate	Receive Floating Rate Index	Notional Amount	Fair Value
Feb. 12, 2007	Feb. 15, 2007	Feb. 15, 2014	6.689%	LIBOR – 1 mo. plus 1.35%	$33,156	$(3,481)
Feb. 23, 2009	March 20, 2009	Feb. 20, 2012	1.785%	LIBOR – 1 month	50,000	(635)
Feb. 23, 2009	March 20, 2009	Feb. 20, 2012	1.800%	LIBOR – 1 month	50,000	(642)

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of March 31, 2011 and December 31, 2010:

	Derivative Liabilities
	As of March 31, 2011		As of December 31, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swap contracts	Other liabilities	$4,758	Other Liabilities	$5,503

Total derivatives designated as hedging instruments		$4,758		$5,503

The table below presents the effect of the Company’s derivative financial instruments on other comprehensive income (“OCI”) for the three months ended March 31, 2011 and 2010:

	Amount of Income (Loss) Recognized in OCI on Derivative (Effective Portion)
Cash Flow Hedging Relationships	Three Months Ended March 31,
	2011	2010

Interest rate swap contracts	$745	$(832)

Total	$745	$(832)

The Company reported a comprehensive loss of approximately $2.9 million for the three months ended March 31, 2010, which includes a net loss of approximately $2.1 million and an unrealized loss of approximately $0.8 million (reflected in the table above).

13.  Fair Value Disclosures

The following table presents information about the Company’s liabilities measured at fair value on a recurring basis as of March 31, 2011, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.  In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities the Company has the ability to access.  Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.  Level 2 inputs include quoted prices for similar assets and liabilities in active markets and inputs other than quoted prices observable for the asset or liability, such as interest rates and yield curves observable at commonly quoted intervals.  Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

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

Disclosures concerning assets and liabilities measured at fair value are as follows:

Fair Value Measurements on a Recurring or Nonrecurring Basis as of March 31, 2011

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at March 31, 2011
Liabilities:
Derivative financial instruments	$-	$4,758	$-	$4,758

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company uses derivative financial instruments, specifically interest rate swaps, for nontrading purposes.  The Company uses interest rate swaps to manage interest rate risk arising from previously unhedged interest payments associated with variable rate debt.  Through March 31, 2011, derivative financial instruments were designated and qualified as cash flow hedges.  Derivative contracts with positive net fair values inclusive of net accrued interest receipts or payments, are recorded in other assets.  Derivative contracts with negative net fair values, inclusive of net accrued interest payments or receipts, are recorded in other liabilities.  The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative.  This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves.  The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.

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

Although the Company has determined the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparty.  However, as of March 31, 2011, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivative financial instruments.  As a result, the Company has determined each of its derivative valuations in its entirety is classified in Level 2 of the fair value hierarchy.

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

The table below contains the estimated fair value and related carrying amounts for the Company’s mortgage loans and bonds payable as of March 31, 2011 and December 31, 2010:

	March 31, 2011		December 31, 2010
	Fair Value	Carrying Amount	Fair Value	Carrying Amount
Mortgage loans	$967,056	$936,550	$1,032,742	$994,728
Bonds payable	49,756	49,375	49,489	49,375

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In the normal course of business, the Company enters into various development-related purchase commitments with parties that provide development-related goods and services.  In the event that the Company was to terminate development services prior to the completion of projects under construction, the Company could potentially be committed to satisfy outstanding purchase orders with such parties.  At March 31, 2011, management did not anticipate any material deviations from schedule or budget related to third-party development projects currently in progress.

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

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended March 31,
	2011	2010
Wholly-Owned Properties
Rental revenues	$88,340	$69,871
Interest and other income	10	11
Total revenues from external customers	88,350	69,882
Operating expenses before depreciation, amortization, ground/facility lease, and allocation of corporate overhead	(39,005)	(30,918)
Ground/facility lease	(315)	(265)
Interest expense	(10,897)	(11,825)
Operating income before depreciation, amortization and allocation of corporate overhead	$38,133	$26,874
Depreciation and amortization	$20,477	$15,699
Capital expenditures	$34,694	$4,701
Total segment assets at March 31,	$2,502,172	$2,032,798

On-Campus Participating Properties
Rental revenues	$7,647	$7,311
Interest and other income	7	3
Total revenues from external customers	7,654	7,314
Operating expenses before depreciation, amortization, ground/facility lease and allocation of corporate overhead	(1,562)	(2,232)
Ground/facility lease	(841)	(306)
Interest expense	(1,469)	(1,503)
Operating income before depreciation, amortization and allocation of corporate overhead	$3,782	$3,273
Depreciation and amortization	$1,098	$1,079
Capital expenditures	$278	$43
Total segment assets at March 31,	$77,388	$79,883

Development Services
Development and construction management fees from external customers	$3,824	$574
Operating expenses	(2,341)	(2,327)
Operating income (loss) before depreciation, amortization and allocation of corporate overhead	$1,483	$(1,753)
Total segment assets at March 31,	$8,455	$5,217

Property Management Services
Property management fees from external customers	$1,830	$2,214
Intersegment revenues	3,548	2,875
Total revenues	5,378	5,089
Operating expenses	(2,253)	(2,027)
Operating income before depreciation, amortization and allocation of corporate overhead	$3,125	$3,062
Total segment assets at March 31,	$3,681	$4,412

Reconciliations
Total segment revenues	$105,206	$82,859
Unallocated interest income earned on corporate cash	33	3
Elimination of intersegment revenues	(3,548)	(2,875)
Total consolidated revenues, including interest income	$101,691	$79,987
Segment operating income before depreciation, amortization and allocation of corporate overhead	$46,523	$31,456
Depreciation and amortization	(23,130)	(18,149)
Net unallocated expenses relating to corporate overhead	(5,921)	(5,939)
Loss from unconsolidated joint ventures	(12)	(1,414)
Income tax provision	(143)	(143)
Income from continuing operations	$17,317	$5,811

Total segment assets	$2,591,696	$2,122,310
Unallocated corporate assets	37,656	33,245
Total assets at March 31,	$2,629,352	$2,155,555

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
16.  Subsequent Events

Pay-off of Mortgage Debt:  On April 1, 2011, the Company paid off $71.0 million in fixed-rate mortgage debt secured by three of our wholly-owned properties located in State College, Pennsylvania (Lions Crossing, Nittany Crossing and State College Park).  This mortgage debt was paid off prior to the scheduled maturity date of June 30, 2011 and had an interest rate per annum of 6.46%.

Property Dispositions:  In April 2011, the Company sold three unencumbered wholly-owned properties (Villas on Apache, River Club Apartments and River Walk Townhomes) containing 1,416 beds for a combined sales price of approximately $47.5 million.

Distributions:  On May 4, 2011, the Company declared a first quarter 2011 distribution per share of $0.3375 which will be paid on May 27, 2011 to all common stockholders of record as of May 17, 2011.  At the same time, the Operating Partnership will pay an equivalent amount per unit to holders of Common Units, as well as the quarterly cumulative preferential distribution to holders of Series A Preferred Units (see Note 7).

ATM Equity Program:  Subsequent to March 31, 2011, the Company sold approximately 0.8 million shares under the ATM Equity Program for net proceeds of approximately $24.2 million after payment of approximately $0.4 million of commissions to the sales agents.

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

As of March 31, 2011, our property portfolio contained 104 student housing properties with approximately 64,900 beds in approximately 20,800 apartment units.  Our property portfolio consisted of 96 owned off-campus properties that are in close proximity to colleges and universities, four American Campus Equity (“ACE®”) properties operated under ground/facility leases with three university systems and four on-campus participating properties operated under ground/facility leases with the related university systems.  Our communities contain modern housing units and are supported by a resident assistant system and other student-oriented programming, with many offering resort-style amenities.

Through our taxable REIT subsidiaries (“TRS”), we provide construction management and development services, primarily for student housing properties owned by colleges and universities, charitable foundations, and others.  As of March 31, 2011, we provided third-party management and leasing services for 34 properties (nine of which we served as the third-party developer and construction manager) that represented approximately 24,100 beds in approximately 9,500 units, and one joint venture property in which we own a noncontrolling interest with approximately 600 beds in approximately 200 units.  Third-party management and leasing services are typically provided pursuant to multi-year management contracts that have initial terms that range from one to five years.  As of March 31, 2011, our total owned, joint venture and third-party managed portfolio was comprised of 139 properties with approximately 89,600 beds in approximately 30,500 units.

Third-Party Development Services

Our third-party development and construction management services as of March 31, 2011 consisted of four projects under contract and currently in progress with fees ranging from $2.2 million to $4.6 million.  As of March 31, 2011, fees of approximately $4.6 million remained to be earned by us with respect to these projects, which have scheduled completion dates of August 2011 through August 2012.

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

American Campus Equity (“ACE®”) Development Activities

Branded and marketed to colleges and universities as the ACE program, our equity investment and ownership of on-campus housing via traditional long-term ground leases provides us with what we believe is a lower-risk opportunity compared to other off-campus projects, as our ACE projects have premier on-campus locations with marketing and operational assistance from the universities.  The subject university substantially benefits by increasing its housing capacity with modern, well-amenitized student housing with no or minimal impacts to its own credit ratios, preserving the university’s credit capacity to fund academic and research facilities.

Owned Development Activities

Overview:  As of March 31, 2011, we were in the process of constructing two owned off-campus properties and two ACE properties that will be operated under ground/facility leases with related university systems.  We estimate the total development costs relating to these activities will be approximately $190.4 million.  As of March 31, 2011, we have incurred development costs of approximately $95.6 million in connection with these properties, including land costs of approximately $7.6 million.  Remaining development costs are estimated to be approximately $94.8 million.  The activities are described below:

Villas at Babcock: As of March 31, 2011, our Villas at Babcock owned off-campus property was under construction with total development costs estimated to be approximately $35.4 million.  The project is scheduled to complete construction and open for occupancy in August 2011 and will serve students attending the University of Texas – San Antonio.  As of March 31, 2011, the project was approximately 89% complete, and we estimate that remaining development costs will be approximately $6.4 million.  As of March 31, 2011, we have funded 100% of the project’s development costs and plan to fund the remaining development costs internally.

Lobo Village: As of March 31, 2011, our Lobo Village ACE property was under construction with total development costs estimated to be approximately $39.2 million.  The project is scheduled to complete construction and open for occupancy in August 2011 and will serve students attending the University of New Mexico.  As of March 31, 2011, the project was approximately 70% complete, and we estimate that remaining development costs will be approximately $9.7 million.  As of March 31, 2011, we have funded 100% of the project’s development costs and plan to fund the remaining development costs internally.

Villas on Sycamore: As of March 31, 2011, our Villas on Sycamore owned off-campus property was under construction with total development costs estimated to be approximately $28.0 million.  The project is scheduled to complete construction and open for occupancy in August 2011 and will serve students attending Sam Houston State University.  As of March 31, 2011, the project was approximately 85% complete, and we estimate that remaining development costs will be approximately $6.4 million.  As of March 31, 2011, we have funded 100% of the project’s development costs and plan to fund the remaining development costs internally.

College Station: As of March 31, 2011, our College Station ACE property was under construction with total development costs estimated to be approximately $87.8 million.  The project is scheduled to complete construction and open for occupancy in August 2012 and will serve students attending Portland State University.  As of March 31, 2011, the project was approximately 13% complete, and we estimate that remaining development costs will be approximately $72.3 million.  We expect to fund approximately $30.3 million of total development costs internally with the remaining $57.5 to be funded with a third-party construction loan.

ATM Equity Program

In May 2010, we announced the establishment of an at-the-market share offering program (the “ATM Equity Program”) through which we may issue and sell, from time to time, shares of common stock having an aggregate offering price of up to $150 million.  Actual sales under the program will depend on a variety of factors, including, but not limited to, market conditions, the trading price of our common stock and determinations of the appropriate sources of funding for the Company.  During the three months ended March 31, 2011, we sold approximately 0.4 million shares at weighted average price of $31.77 per share for net proceeds of approximately $11.2 million after payment of approximately $0.2 million of commissions to the sales agents.  We may continue to sell shares of common stock under this program from time to time based on market conditions, although we are not under an obligation to sell any shares.  As of March 31, 2011, we had approximately $122.3 million available for issuance under this program.

Property Operations

As of March 31, 2011 our property portfolio consisted of the following:

PROPERTY	YR ACQUIRED / DEVELOPED (1)	LOCATION	PRIMARY UNIVERSITY SERVED	UNITS	BEDS

Wholly-Owned properties:

1. Villas on Apache (2)	1999	Tempe, AZ	Arizona State University Main Campus	111	288

2. River Club Apartments (2)	1999	Athens, GA	The University of Georgia – Athens	266	792

3. River Walk Townhomes (2)	1999	Athens, GA	The University of Georgia – Athens	100	336

4. The Village at Blacksburg	2000	Blacksburg, VA	Virginia Polytechnic Inst. & State University	288	1,056

5. The Callaway House	2001	College Station, TX	Texas A&M University	173	538

6. The Village at Alafaya Club	2000	Orlando, FL	The University of Central Florida	228	839

7. The Village at Science Drive	2001	Orlando, FL	The University of Central Florida	192	732

8. The Village at Boulder Creek	2002	Boulder, CO	The University of Colorado at Boulder	82	309

9. University Village - Fresno	2004	Fresno, CA	California State University – Fresno	105	406

10. University Village - Temple (3)	2004	Philadelphia, PA	Temple University	220	749

11. University Club Tallahassee	2005	Tallahassee, FL	Florida State University	152	608

12. The Grove at University Club	2005	Tallahassee, FL	Florida State University	64	128

13. College Club Tallahassee	2005	Tallahassee, FL	Florida A&M University	96	384

14. The Greens at College Club	2005	Tallahassee, FL	Florida A&M University	40	160

15. University Club Gainesville	2005	Gainesville, FL	University of Florida	94	376

16. CityParc at Fry Street	2005	Denton, TX	University of North Texas	136	418

17. The Estates	2005	Gainesville, FL	University of Florida	396	1,044

18. University Village - Sweet Home	2005	Amherst, NY	State University of New York – Buffalo	269	828

19. Entrada Real	2006	Tucson, AZ	University of Arizona	98	363

20. Royal Oaks	2006	Tallahassee, FL	Florida State University	82	224

21. Royal Pavilion	2006	Tallahassee, FL	Florida State University	60	204

22. Royal Village Tallahassee	2006	Tallahassee, FL	Florida State University	75	288

23. Royal Village Gainesville	2006	Gainesville, FL	Florida State University	118	448

24. Northgate Lakes	2006	Orlando, FL	The University of Central Florida	194	710

25. Royal Lexington	2006	Lexington, KY	University of Kentucky	94	364

26. The Woods at Greenland	2006	Murfreesboro, TN	Middle Tennessee State University	78	276

27. Raiders Crossing	2006	Murfreesboro, TN	Middle Tennessee State University	96	276

28. Raiders Pass	2006	Lubbock, TX	Texas Tech University	264	828

29. Aggie Station	2006	College Station, TX	Texas A&M University	156	450

30. The Outpost- San Marcos	2006	San Marcos, TX	Texas State University – San Marcos	162	486

31. The Outpost- San Antonio	2006	San Antonio, TX	University of Texas – San Antonio	276	828

32. Callaway Villas	2006	College Station, TX	Texas A&M University	236	704

33. The Village on Sixth	2007	Huntington, WV	Marshall University	248	752

34. Newtown Crossing	2007	Lexington, KY	University of Kentucky	356	942

35. Olde Towne University Square	2007	Toledo, OH	University of Toledo	224	550

36. Peninsular Place	2007	Ypsilanti, MI	Eastern Michigan University	183	478

37. University Centre	2007	Newark, NJ	Rutgers University, NJIT, Essex CCC	234	838

38. Sunnyside Commons	2008	Morgantown, WV	West Virginia University	68	161

39. Pirates Place Townhomes	2008	Greenville, NC	East Carolina University	144	528

40. The Highlands	2008	Reno, NV	University of Nevada at Reno	216	732

41. Jacob Heights I	2008	Mankato, MN	Minnesota State University	42	162

PROPERTY	YR ACQUIRED / DEVELOPED (1)	LOCATION	PRIMARY UNIVERSITY SERVED	UNITS	BEDS

42. Jacob Heights III	2008	Mankato, MN	Minnesota State University	24	96

43. The Summit	2008	Mankato, MN	Minnesota State University	192	672

44. GrandMarc – Seven Corners	2008	Minneapolis, MN	University of Minnesota	186	440

45. University Village – Sacramento	2008	Sacramento, CA	California State University – Sacramento	250	394

46. Aztec Corner	2008	San Diego, CA	San Diego State University	180	606

47. University Crossings	2008	Philadelphia, PA	University of Pennsylvania / Drexel	260	1,016

48. Campus Corner	2008	Bloomington, IN	Indiana University	254	796

49. The Tower at 3rd	2008	Champaign, IL	University of Illinois	187	375

50. University Mills	2008	Cedar Falls, IA	University of Northern Iowa	121	481

51. Pirates Cove	2008	Greenville, NC	East Carolina University	264	1,056

52. University Manor	2008	Greenville, NC	East Carolina University	168	600

53. Brookstone Village	2008	Wilmington, NC	UNC – Wilmington	124	238

54. Campus Walk – Wilmington	2008	Wilmington, NC	UNC – Wilmington	289	290

55. Campus Club – Statesboro	2008	Statesboro, GA	Georgia Southern University	276	984

56. University Pines	2008	Statesboro, GA	Georgia Southern University	144	552

57. Lakeside Apartments	2008	Athens, GA	University of Georgia	244	776

58. The Club	2008	Athens, GA	University of Georgia	120	480

59. The Edge - Orlando	2008	Orlando, FL	The University of Central Florida	306	930

60. University Place	2008	Charlottesville, VA	University of Virginia	144	528

61. Southview Apartments	2008	Harrisonburg, VA	James Madison University	240	960

62. Stone Gate Apartments	2008	Harrisonburg, VA	James Madison University	168	672

63. The Commons	2008	Harrisonburg, VA	James Madison University	132	528

64. University Gables	2008	Murfreesboro, TN	Middle Tennessee State University	168	648

65. Campus Ridge Apartments	2008	Johnson City, TN	East Tennessee State University	132	528

66. The Enclave	2008	Bowling Green, OH	Bowling Green State University	120	480

67. Hawks Landing	2008	Oxford, OH	Miami University of Ohio	122	484

68. Willow Tree Apartments	2008	Ann Arbor, MI	University of Michigan	310	568

69. Willow Tree Towers	2008	Ann Arbor, MI	University of Michigan	163	283

70. Abbott Place	2008	East Lansing, MI	Michigan State University	222	654

71. The Centre	2008	Kalamazoo, MI	Western Michigan University	232	700

72. University Meadows	2008	Mt. Pleasant, MI	Central Michigan University	184	616

73. Campus Way	2008	Tuscaloosa, AL	University of Alabama	196	684

74.Campus Trails	2008	Starkville, MS	Mississippi State University	156	480

75. University Pointe	2008	Lubbock, TX	Texas Tech University	204	682

76. University Trails	2008	Lubbock, TX	Texas Tech University	240	684

77. Vista del Sol - ACE (4)	2008	Tempe, AZ	Arizona State University	613	1,866

78. Villas at Chestnut Ridge	2008	Amherst, NY	State University of New York – Buffalo	196	552

79. Barrett Honors College - ACE (4)	2009	Tempe, AZ	Arizona State University	604	1,721

80. University Heights	2010	Birmingham, AL	University of Alabama at Birmingham	176	528

81. Sanctuary Lofts	2010	San Marcos, TX	Texas State University – San Marcos	201	487

82. Lions Crossing	2010	State College, PA	Penn State University	204	696

83. Nittany Crossing	2010	State College, PA	Penn State University	204	684

84. State College Park	2010	State College, PA	Penn State University	196	752

85. The View	2003	Lincoln, NE	University of Nebraska	157	590

86. Chapel Ridge	2010	Chapel Hill, NC	UNC – Chapel Hill	180	544

PROPERTY	YR ACQUIRED / DEVELOPED (1)	LOCATION	PRIMARY UNIVERSITY SERVED	UNITS	BEDS

87. Chapel View	2010	Chapel Hill, NC	UNC – Chapel Hill	224	358

88. University Oaks	2010	Columbia, SC	University of South Carolina	181	662

89. Blanton Common	2010	Valdosta, GA	Valdosta State University	276	860

90. Burbank Commons	2010	Baton Rouge, LA	Louisiana State University	134	532

91. University Crescent	2010	Baton Rouge, LA	Louisiana State University	192	612

92. University Greens	2010	Norman, OK	University of Oklahoma	156	516

93. The Edge – Charlotte	2010	Charlotte, NC	University of North Carolina at Charlotte	180	720

94. University Walk	2010	Charlotte, NC	University of North Carolina at Charlotte	120	480

95. Uptown Apartments	2010	Denton, TX	University of North Texas	180	528

96. 2nd Avenue Centre	2010	Gainesville, FL	University of Florida	274	868

97. Villas at Babcock (5)	2011	San Antonio, TX	University of Texas – San Antonio	204	792

98. Lobo Village – ACE (5) (6)	2011	Albuquerque, NM	University of New Mexico	216	864

99. Villas on Sycamore (5)	2011	Huntsville, TX	Sam Houston State University	170	680

100. College Station – ACE (7) (8)	2012	Portland, OR	Portland State University	282	978

Total wholly-owned properties				18,958	60,414

On-campus participating properties:

101. University Village – PVAMU	1996 / 97 / 98	Prairie View, TX	Prairie View A&M University	612	1,920

102. University College – PVAMU	2000 / 2003	Prairie View, TX	Prairie View A&M University	756	1,470

103. University Village – TAMIU	1997	Laredo, TX	Texas A&M International University	84	250

104. Cullen Oaks – Phase I and II	2001 / 2005	Houston, TX	The University of Houston	411	879

Total on-campus participating properties				1,863	4,519

Grand Total – All Properties				20,821	64,933

(1)	As of March 31, 2011, the average age of our wholly-owned properties was approximately 11.0 years.

(2)	These properties are classified as held for sale as of March 31, 2011 and were sold in April 2011.

(3)	Subject to a 75-year ground lease with Temple University.

(4)	Subject to a 65-year ground/facility lease with Arizona State University.

(5)	Currently under development with a scheduled completion date of August 2011.

(6)	Subject to a 40-year ground/facility lease with the University of New Mexico.

(7)	Currently under development with a scheduled completion date of August 2012.

(8)	Subject to a 65-year ground/facility lease with Portland State University.

Results of Operations

Comparison of the Three Months Ended March 31, 2011 and March 31, 2010

The following table presents our results of operations for the three months ended March 31, 2011 and 2010, including the amount and percentage change in these results between the two periods:

	Three Months Ended March 31,
	2011	2010	Change ($)	Change (%)
Revenues:
Wholly-owned properties	$87,999	$69,619	$18,380	26.4%
On-campus participating properties	7,647	7,311	336	4.6%
Third party development services	3,824	574	3,250	566.2%
Third party management services	1,830	2,214	(384)	(17.3)%
Resident services	341	252	89	35.3%
Total revenues	101,641	79,970	21,671	27.1%

Operating expenses:
Wholly-owned properties	38,721	30,703	8,018	26.1%
On-campus participating properties	1,744	2,399	(655)	(27.3)%
Third party development and management services	2,682	3,099	(417)	(13.5)%
General and administrative	2,773	2,753	20	0.7%
Depreciation and amortization	21,900	17,121	4,779	27.9%
Ground/facility leases	1,156	571	585	102.5%
Total operating expenses	68,976	56,646	12,330	21.8%

Operating income	32,665	23,324	9,341	40.0%

Nonoperating income and (expenses):
Interest income	50	17	33	194.1%
Interest expense	(14,013)	(14,945)	932	(6.2)%
Amortization of deferred financing costs	(1,230)	(1,028)	(202)	19.6%
Loss from unconsolidated joint ventures	(12)	(1,414)	1,402	(99.2)%
Total nonoperating expenses	(15,205)	(17,370)	2,165	(12.5)%

Income before income taxes and discontinued operations	17,460	5,954	11,506	193.2%
Income tax provision	(143)	(143)	-	0.0%
Income from continuing operations	17,317	5,811	11,506	198.0%

Discontinued operations:
Income (loss) attributable to discontinued operations	563	(4,220)	4,783	(113.3)%
Loss from disposition of real estate	-	(3,646)	3,646	(100.0)%
Total discontinued operations	563	(7,866)	8,429	(107.2)%

Net income (loss)	17,880	(2,055)	19,935	(970.1)%
Net income attributable to noncontrolling interests	(467)	(134)	(333)	248.5%
Net income (loss) attributable to common shareholders	$17,413	$(2,189)	$19,602	(895.5)%

Wholly-Owned Properties Operations

Revenues from our wholly-owned properties for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 increased by approximately $18.4 million primarily due to the acquisition of 14 properties from two of our unconsolidated joint ventures in September and November 2010, improved occupancy and rental rates for the 2010/2011 academic year and the acquisition of three properties in March, July and December 2010.  Operating expenses increased approximately $8.0 million for the three months ended March 31, 2011 as compared to the same period prior year, primarily due to the same factors which affected the increase in revenues.

New Property Operations.  Our new properties consist of the following: (i) 14 properties acquired in September and November 2010 from two joint ventures in which we previously held a 10% interest; (ii) 2nd Avenue Centre (formerly Jefferson 2nd Avenue), acquired in December 2010; (iii) Sanctuary Lofts, acquired in July 2010; (iv) Campus Trails, a property that experienced significant property damage in April 2010 as a result of a fire in which 72 beds were destroyed and are currently in the process of being rebuilt; and (v) University Heights, acquired in March 2010.  These new properties contributed an additional $15.1 million of revenues and an additional $7.3 million of operating expenses during the three months ended March 31, 2011 as compared to the three months ended March 31, 2010.

Same Store Property Operations (Excluding New Property Activity).  Excluding three properties that were sold in April 2011 and are included in discontinued operations on the accompanying consolidated statements of operations, we had 75 properties containing 44,787 beds which were operating during both of the three month periods ended March 31, 2011 and 2010.  These properties produced revenues of approximately $72.5 million and $69.2 million during the three months ended March 31, 2011 and 2010, respectively, an increase of approximately $3.3 million.  This increase was primarily due to an increase in average occupancy from 96.3% during the three months ended March 31, 2010 to 98.6% during the three months ended March 31, 2011.  Future revenues will be dependent on our ability to maintain our current leases in effect for the 2010/2011 academic year and our ability to obtain appropriate rental rates and desired occupancy for the 2011/2012 academic year at our various properties during our leasing period, which typically begins in January and ends in August.

At these existing same store properties, operating expenses increased approximately $0.7 million from $30.3 million for the three months ended March 31, 2010 to $31.0 million for the three months ended March 31, 2011.  This increase was primarily due to increased utility, maintenance and payroll costs incurred during the three months ended March 31, 2011 as compared with the same period prior year as a result of higher occupancy at the properties.  We anticipate that operating expenses for our same store property portfolio in 2011 will increase slightly as compared with 2010 as a result of general inflation.

On-Campus Participating Properties (“OCPP”) Operations

We had four participating properties containing 4,519 beds which were operating during both three month periods ended March 31, 2011 and 2010.  Revenues from our participating properties increased to $7.6 million during the three months ended March 31, 2011 from $7.3 million for the three months ended March 31, 2010, an increase of approximately $0.3 million.  This increase was primarily a result of an increase in average rental rates during the three months ended March 31, 2011 as compared to the same period prior year, offset by a slight decrease in average occupancy from 96.6% for the three months ended March 31, 2010 to 96.5% for the three months ended March 31, 2011.

At these properties, operating expenses decreased from $2.4 million for the three months ended March 31, 2010 to $1.7 million for the three months ended March 31, 2011, a decrease of approximately $0.7 million.  This decrease was primarily due to a utility refund of approximately $0.7 million received at one of the properties during the three months ended March 31, 2011.  We anticipate that operating expenses in 2011 will decrease as a result of the nonrecurring event discussed above offset by an increase in general inflation.

Third Party Development Services Revenue

Third party development services revenue increased by approximately $3.2 million, from $0.6 million during the three months ended March 31, 2010 to $3.8 million for the three months ended March 31, 2011.  This increase was primarily related to the closing of bond financing and commencement of construction of the Illinois State University and Northern Illinois University projects during the three months ended March 31, 2011, which in total contributed an additional $3.4 million to third party development services revenue during the period.  During the three months ended March 31, 2011, we had four projects in progress with an average contractual fee of approximately $3.0 million, as compared to the three months ended March 31, 2010 in which we had three projects in progress with an average contractual fee of approximately $4.5 million.  Closing of additional third-party development projects during 2011 will be dependent upon the Company’s university clients obtaining project financing, which has been adversely affected by current capital market conditions.

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

Third Party Management Services Revenue

Third party management services revenue decreased by approximately $0.4 million from $2.2 million for the three months ended March 31, 2010 to $1.8 million for the three months ended March 31, 2011.  We experienced a decrease in management services revenue of approximately $0.4 million during the three months ended March 31, 2011 primarily as a result of our September and November 2010 purchases of a 14-property portfolio from joint ventures in which we previously held a 10% interest.  We anticipate third party management services revenue to decrease in 2011 primarily as a result of the transaction discussed above.

Third Party Development and Management Services Expenses

Third party development and management services expenses decreased by approximately $0.4 million, from $3.1 million during the three months ended March 31, 2010 to $2.7 million for the three months ended March 31, 2011.  This decrease was primarily a result of less activity in our management services segment due to the 14 properties acquired from our joint ventures with Fidelity in September and November 2010.  We anticipate third-party development and management services expenses to decrease in 2011 as a result of the factor discussed above as well as an anticipated decrease in reserves recorded on predevelopment costs for third-party development projects and accounts receivable from third-party management contracts.

Depreciation and Amortization

Depreciation and amortization increased by approximately $4.8 million, from $17.1 million during the three months ended March 31, 2010 to $21.9 million for the three months ended March 31, 2011.  This increase was primarily due to the following items: (i) additional depreciation and amortization expense of approximately $3.5 million recorded during the three months ended March 31, 2011 related to the acquisition of a 14-property portfolio from two joint ventures in which we previously held a 10% interest in September and November 2010, and (ii) additional depreciation and amortization expense of approximately $0.7 million recorded during the three months ended March 31, 2011 related to the acquisition of three other properties in March, July and December 2010.  We expect depreciation and amortization expense to increase in 2011 as a result of properties acquired during 2010 and the anticipated completion of three owned development projects that are currently under construction and scheduled to open for occupancy in August 2011.

Ground/Facility Leases

Ground/facility leases expense increased by approximately $0.6 million, from $0.6 million during the three months ended March 31, 2010 to $1.2 million for the three months ended March 31, 2011.  This increase was primarily due to overall improvements in operations experienced at our on-campus participating properties, as well as a utility refund of approximately $0.7 million received at one of the properties during the three months ended March 31, 2011, which increased the University’s share of the cash flow available for distribution.  We anticipate ground/facility leases expense to increase in 2011 as a result of the nonrecurring event discussed above as well as improved operations at our on-campus participating properties.

Interest Expense

Interest expense decreased by approximately $0.9 million, from $14.9 million during the three months ended March 31, 2010 to $14.0 million for the three months ended March 31, 2011.  We experienced a decrease in interest expense of approximately $1.8 million during the three months ended March 31, 2011 as compared to the same period in 2010 as a result of mortgage loans paid off during 2010 and 2011.  In addition, interest expense decreased as a result of an increase in capitalized interest of approximately $1.0 million during the three months ended March 31, 2011 as compared to the same period in 2010 due to the timing and volume of construction activities on our owned development projects during the respective periods.  These decreases were offset by additional interest of approximately $1.9 million incurred during the three months ended March 31, 2011 related to loans assumed on the 14 properties we purchased from two joint ventures in September and November 2010.  We expect interest expense to decrease in 2011 due to the payoff of mortgage debt in 2010 and mortgage debt scheduled to mature in 2011, and an increase in capitalized interest associated with our increased owned development activity, offset by additional interest expense incurred in connection with loans assumed on the 14 properties acquired from two joint ventures in 2010 and additional interest expense incurred from anticipated borrowings on our corporate-level debt.

Amortization of Deferred Financing Costs

Amortization of deferred financing costs increased approximately $0.2 million from $1.0 million during the three months ended March 31, 2010 to $1.2 million for the three months ended March 31, 2011.  This increase was primarily due to an additional $0.2 million of finance cost amortization incurred to assume debt on the 14 properties acquired from two joint ventures in 2010.  We expect amortization of deferred financing costs in 2011 to increase slightly as a result of debt assumed in connection with our property acquisitions discussed above offset by mortgage loans paid off in 2010 and 2011.

Loss from Unconsolidated Joint Ventures

Loss from unconsolidated joint ventures decreased approximately $1.4 million from $1.4 million during the three months ended March 31, 2010 to $12,000 for the three months ended March 31, 2011.  This decrease was due to the following items: (i) a $0.9 million decrease in our share of the loss from the joint ventures with Fidelity as a result of our purchase of the full ownership interests in 14 joint venture properties in September and November 2010, and (ii) a $0.5 million decrease in our share of the loss from the Hampton Roads military housing joint venture as a result of us discontinuing the application of the equity method for our investment in this joint venture, as more fully discussed in Note 8 in the accompanying Notes to Consolidated Financial Statements contained in Item 1 herein.

Discontinued Operations

Discontinued operations on the accompanying consolidated statements of operations includes the following properties:  (i) Cambridge at Southern, a wholly-owned property sold in March 2010 for a sale price of $19.5 million, (ii) Campus Walk – Oxford, a wholly-owned property sold in April 2010 for a sale price of $9.2 million, and (iii) Villas on Apache, River Club Apartments and River Walk Townhomes, wholly-owned properties that were classified as Held for Sale as of March 31, 2011 and were sold in April 2011.  Refer to Note 4 in the accompanying Notes to Consolidated Financial Statements contained in Item 1 herein for a table summarizing the results of operations of the properties classified within discontinued operations.

Cash Flows

Comparison of Three Months Ended March 31, 2011 and 2010

Operating Activities

For the three months ended March 31, 2011, net cash provided by operating activities was approximately $24.5 million, as compared to approximately $25.3 million for the three months ended March 31, 2010, a decrease of approximately $0.8 million.  This decrease in cash provided by operating activities was primarily due to an increase in pre-development costs related to our owned development projects that have not yet commenced construction, offset by an increase in operating cash flows provided from the timing of the acquisition of 17 properties in 2010 and improved operations at our same store wholly-owned properties.

Investing Activities

For the three months ended March 31, 2011 and 2010, our cash utilized in investing activities was comprised of the following:

	Three Months Ended March 31,
	2011	2010
Property disposition	$-	$1,098
Property and land acquisitions	(458)	(9,618)
Capital expenditures for on-campus participating properties	(278)	(43)
Capital expenditures for wholly-owned properties	(3,001)	(4,701)
Investment in wholly-owned properties under development	(31,693)	-
Cash paid for increased ownership in consolidated subsidiary	(3,150)	-
Purchase of corporate furniture, fixtures, and equipment	(119)	(183)
Change in restricted cash related to capital reserves	613	92
Proceeds from insurance settlement	526	-
Total	$(37,560)	$(13,355)

Investing activities utilized approximately $37.6 million and $13.4 million for the three months ended March 31, 2011 and 2010, respectively.  The $24.2 million increase in cash utilized in investing activities during the three months ended March 31, 2011 related primarily to a $31.4 million increase in cash used to fund the construction of our wholly-owned development properties.  During the three months ended March 31, 2011, four wholly-owned properties were under development, of which three are scheduled for completion in August 2011, while there were no properties under development during the three months ended March 31, 2010.  In addition, we used approximately $3.2 million in cash during the three months ended March 31, 2011 to acquire the remaining noncontrolling interest from a third party partner in a joint venture that owns and operates a wholly-owned property.  These increases in cash utilized in investing activities were offset by a $9.2 million decrease in cash paid for property and land acquisitions, as we used approximately $9.6 million in cash to acquire a property from one of the joint ventures with Fidelity in March 2010.  In addition, we received approximately $1.1 million of net proceeds from the disposition of a property in March 2010.

Financing Activities

Cash used for financing activities totaled approximately $68.5 million and $56.4 million for the three months ended March 31, 2011 and 2010, respectively.  The $12.1 million increase in cash used for financing activities was primarily a result of a $20.0 million increase in cash used to pay-off mortgage debt, as we paid off approximately $54.5 million in mortgage loans during the three months ended March 31, 2011 as compared to approximately $34.5 million during the three months ended March 31, 2010.  In addition, we experienced a $5.0 million increase in distributions to stockholders as a result of the issuance of common stock in connection with our August 2010 equity offering and our ATM Equity Program.  These increases were offset by proceeds of approximately $11.2 million, net of offering costs, raised under our ATM Equity Program during the three months ended March 31, 2011.

Structure of Owned On-campus Properties

Under our ACE program, we have entered into four ground/facility leases with three university systems to finance, construct, and manage four student housing properties.  Under the terms of these ground/facility leases, the university systems own the land and we make rent payments to the university systems that consist of fixed and variable rent payments that are dependent upon the operating performance of the properties.

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

The following table reflects the amounts included in our consolidated financial statements for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010
Revenues	$7,647	$7,311
Direct operating expenses (1)	(1,562)	(2,232)
Amortization	(1,098)	(1,079)
Amortization of deferred financing costs	(42)	(49)
Ground/facility leases (2)	(841)	(306)
Net operating income	4,104	3,645
Interest income	7	3
Interest expense	(1,469)	(1,503)
Net income	$2,642	$2,145

(1)
Excludes property management fees of approximately $0.3 million for both three month periods ended March 31, 2011 and 2010.  This expense and the corresponding fee revenue have been eliminated in consolidation.  Also excludes allocation of expenses related to corporate management and oversight.

(2)
Represents the universities’ 50% share of the properties’ net cash available for distribution after payment of operating expenses, debt service (including payment of principal) and capital expenditures.

Liquidity and Capital Resources

Cash Balances and Liquidity

As of March 31, 2011, excluding our on-campus participating properties, we had $46.7 million in cash and cash equivalents and restricted cash as compared to $131.5 million in cash and cash equivalents and restricted cash as of December 31, 2010.  Restricted cash primarily consists of escrow accounts held by lenders and resident security deposits, as required by law in certain states.  The decrease in cash and cash equivalents was primarily due to the use of cash to pay-off $54.5 million of fixed-rate mortgage debt and $34.7 million used to fund development costs on our four wholly-owned development projects, offset by $11.2 million of net proceeds raised under our ATM Equity Program.

As of March 31, 2011, our short-term liquidity needs included, but were not limited to, the following: (i) anticipated distribution payments to our common and restricted stockholders totaling approximately $91.7 million based on an assumed annual cash distribution of $1.35 per share based on the number of our shares outstanding as of March 31, 2011, (ii) anticipated distribution payments to our Operating Partnership unitholders totaling approximately $1.4 million based on an assumed annual distribution of $1.35 per common unit of limited partnership interest (“Common Unit”) and a cumulative preferential per annum cash distribution rate of 5.99% on our preferred units of limited partnership interest (“Series A Preferred Units”) based on the number of units outstanding as of March 31, 2011, (iii) the pay-off of approximately $114.6 million of fixed-rate mortgage debt scheduled to mature during the next 12 months, (iv) the pay-off of a $100.0 million variable-rate construction loan scheduled to mature in December 2011, (v) development costs over the next 12 months totaling approximately $47.6 million for four wholly-owned properties currently under construction, (vi) funds for other potential development projects scheduled to commence construction during the next 12 months, and (vii) potential future property acquisitions.

We expect to meet our short-term liquidity requirements by (i) borrowing under our existing secured revolving credit facilities discussed below, (ii) potentially disposing of properties depending on market conditions, (iii) issuing securities, including common stock, under our $150 million ATM Equity Program, and (iv) utilizing net cash provided by operations.

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

Secured Revolving Credit Facility

The Operating Partnership has a $225 million revolving credit facility that may be expanded by up to an additional $75 million upon the satisfaction of certain conditions.  The maturity date of the facility is August 14, 2012 and can be extended 12 months through August 2013.  As of March 31, 2011, the facility was secured by 10 of our wholly-owned properties.

Availability under the revolving credit facility is limited to an “aggregate borrowing base amount” equal to the lesser of (i) 50% to 65% of the value of certain properties, calculated as set forth in the credit facility, and (ii) the adjusted net operating income from these properties divided by a formula amount.  The facility bears interest at a variable rate, at our option, based upon a base rate or one-, two-, or three-month LIBOR, with a LIBOR floor of 2.0%, plus, in each case, a spread based upon our total leverage.  Additionally, we are required to pay an unused commitment fee of 0.35% per annum.  As of March 31, 2011, there was no balance on the facility and availability under the facility totaled approximately $214.5 million.

The terms of the facility include certain restrictions and covenants, which limit, among other items, the incurrence of additional indebtedness, liens, and the disposition of assets. The facility contains customary affirmative and negative covenants and also contains financial covenants that, among other things, require us to maintain certain minimum ratios of “EBITDA” (earnings before interest, taxes, depreciation and amortization) to fixed charges and total indebtedness.  We may not pay distributions that exceed a specified percentage of funds from operations, as adjusted, for any four consecutive quarters.  The financial covenants also include consolidated net worth and leverage ratio tests.  As of March 31, 2011, we were in compliance with all such covenants.

Secured Agency Facility

We have a $125 million secured revolving credit facility with a Freddie Mac lender.  The facility has a five-year term and is currently secured by 11 properties referred to as the “Collateral Pool.”  The facility bears interest at one- or three-month LIBOR plus a spread that varies based on the debt service ratio of the Collateral Pool.  Additionally, we are required to pay an unused commitment fee of 1.0% per annum.  As of March 31, 2011, the balance outstanding on the facility totaled $101.0 million, bearing interest at a weighted average annual rate of 2.29%.  The secured agency facility includes some, but not all, of the same financial covenants as the secured revolving credit facility, described above.

Senior Secured Term Loan

The Operating Partnership has a $100 million senior secured term loan that matures on May 23, 2011 and can be extended through May 2012 through the exercise of a 12-month extension option.  We currently expect to qualify for this extension option should we choose to exercise it.  The secured term loan bears interest at a variable rate, at our option, based upon a base rate or one-, two-, three-, or six-month LIBOR plus, in each case, a spread based upon our total leverage.  As of March 31, 2011, the balance outstanding on the secured term loan was $100.0 million.

On February 23, 2009, we entered into two $50.0 million interest rate swap agreements effective March 20, 2009 through February 20, 2012, which are both used to hedge our exposure to fluctuations in interest payments on its LIBOR-based senior secured term loan.  Under the terms of the two interest rate swap agreements, we pay an average fixed rate of 1.7925% and receive one-month LIBOR floating rate.  As a result of these two interest rate swaps, we have effectively fixed the interest rate on our senior secured term loan to 3.3% as of March 31, 2011 (1.8% + 1.5% spread).  In the event that the swaps at any time have a negative fair value below a certain threshold level, we could be required to post cash into a collateral account pledged to the interest rate swap providers.  As of March 31, 2011, we had deposited approximately $0.9 million into a collateral account related to one of the interest rate swaps.  Refer to Note 12 in the accompanying Notes to Consolidated Financial Statements contained in Item 1 herein for a more detailed discussion of our derivative instruments and hedging activities.

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

On May 4, 2011, we declared a first quarter 2011 distribution per share of $0.3375, which will be paid on May 27, 2011 to all common stockholders of record as of May 17, 2011.  At the same time, the Operating Partnership will pay an equivalent amount per unit to holders of Common Units, as well as the quarterly cumulative preferential distribution to holders of Series A Preferred Units.

Pre-Development Expenditures

Our third-party and owned development activities have historically required us to fund pre-development expenditures such as architectural fees, permits and deposits.  The closing and/or commencement of construction of these development projects is subject to a number of risks such as our inability to obtain financing on favorable terms and delays or refusals in obtaining necessary zoning, land use, building, and other required governmental permits and authorizations  As such, we cannot always predict accurately the liquidity needs of these activities.  We frequently incur these pre-development expenditures before a financing commitment and/or required permits and authorizations have been obtained.  Accordingly, we bear the risk of the loss of these pre-development expenditures if financing cannot ultimately be arranged on acceptable terms or we are unable to successfully obtain the required permits and authorizations.  Historically, our third-party and owned development projects have been successfully structured and financed; however, these developments have at times been delayed beyond the period initially scheduled, causing revenue to be recognized in later periods.  As of March 31, 2011, we have deferred approximately $9.7 million in pre-development costs related to third-party and owned development projects that have not yet commenced construction.

Indebtedness

As of March 31, 2011, we had approximately $1,278.5 million of outstanding consolidated indebtedness (excluding net unamortized debt discounts and debt premiums of approximately $6.3 million and $14.7 million, respectively), comprised of a $100.0 million balance on our senior secured term loan, $101.0 million balance on our secured agency facility, $995.8 million in mortgage and construction loans secured by our wholly-owned properties, $32.3 million in mortgage loans secured by two phases of an on-campus participating property, and $49.4 million in bond issuances secured by three of our on-campus participating properties.  The weighted average interest rate on our consolidated indebtedness as of March 31, 2011 was 4.99% per annum.  As of March 31, 2011, approximately 15.7% of our total consolidated indebtedness was variable rate debt, comprised of our secured agency facility and Vista del Sol construction loan discussed below.

Wholly-Owned Properties

The weighted average interest rate of the $995.8 million of wholly-owned mortgage and construction debt was 5.26% per annum as of March 31, 2011.  Each of the mortgage loans is a non-recourse obligation subject to customary exceptions.  Each of these mortgages has a 30-year amortization, and none are cross-defaulted or cross-collateralized to any other indebtedness.  The loans generally may not be prepaid prior to maturity; in certain cases prepayment is allowed, subject to prepayment penalties.

The development and construction for Vista de Sol, an owned on-campus property, was partially financed with a $100.0 million construction loan.  We have the option of choosing the Prime rate or one-, two-, or three-month LIBOR plus 1.20%.  The loan requires payments of interest only during the term of the loan and any accrued interest and outstanding borrowings become due on the maturity date.  In October 2010, we elected to exercise the remaining 12-month extension option available to us, which extended the maturity date to December 2011.  As of March 31, 2011, the balance outstanding on the construction loan totaled $100.0 million, bearing interest at a rate of 1.51% per annum.

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

The Cullen Oaks Phase I and Phase II on-campus participating properties are currently encumbered by mortgage loans with balances as of March 31, 2011 of approximately $16.1 million and $16.2 million, respectively.  The loans mature in February 2014 and bear interest at a rate of LIBOR plus 1.35%.  In connection with these loans, we entered into an interest rate swap agreement effective February 15, 2007 through February 15, 2014, that is designated to hedge our exposure to fluctuations on interest payments attributed to changes in interest rates associated with payments on the loans.  Under the terms of the interest rate swap agreement, we pay a fixed rate of 6.69% per annum and receive a floating rate of LIBOR plus 1.35%.  Pursuant to the Leases, in the event the leasehold estate does not achieve Financial Break Even (defined as revenues less operating expenses, excluding management fees, less debt service), the applicable Lessor would be required to make a rental payment, also known as the Contingent Payment, sufficient to achieve Financial Break Even.  The Contingent Payment provision remains in effect until such time as any financing placed on the facilities would receive an investment grade rating without the Contingent Payment provision.  In the event that the Lessor is required to make a Contingent Payment, future net cash flow distributions would be first applied to repay such Contingent Payments and then to unpaid management fees prior to normal distributions.  We have guaranteed payment of this property’s indebtedness.

The weighted average interest rate of the indebtedness encumbering our on-campus participating properties was 7.18% at March 31, 2011.

Off Balance Sheet Items

As discussed in Note 14 in the accompanying Notes to Consolidated Financial Statements contained in Item 1 herein, we continue to hold a 10% equity interest in an unconsolidated joint venture with mortgage debt outstanding of approximately $18.2 million as of March 31, 2011.  Our Operating Partnership serves as non-recourse, carve-out guarantor of this debt, which means we are liable to the lender for any loss, damage, cost, expense, liability, claim or other obligation incurred by the lender arising out of or in connection with certain non-recourse exceptions in connection with the debt.  Pursuant to the limited liability company agreement, the joint venture agreed to indemnify, defend and hold harmless the Operating Partnership with respect to such obligations, except to the extent such obligations were caused by the willful misconduct, gross negligence, fraud or bad faith of the Operating Partnership or its employees, agents or affiliates.

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

The following table presents a reconciliation of our FFO to our net income (loss) attributable to common shareholders:

	Three Months Ended March 31,
	2011	2010
Net income (loss) attributable to common shareholders	$17,413	$(2,189)
Noncontrolling interests	467	134
Loss from disposition of real estate	-	3,646
Loss from unconsolidated joint ventures	12	1,414
FFO from unconsolidated joint ventures (1)	4	(807)
Real estate related depreciation and amortization	21,907	17,438
Funds from operations (“FFO”)	$39,803	$19,636

FFO per share – diluted	$0.58	$0.36

Weighted average common shares outstanding – diluted	68,610,982	54,108,993

(1)
Represents our share of the FFO from three joint ventures in which we are or were a noncontrolling partner.  Includes the Hampton Roads Military Housing joint venture in which we have a minimal economic interest as well as our 10% noncontrolling interest in two joint ventures (Fund II and Fund III) formed or assumed as part of our acquisition of GMH.  In September and November 2010, we acquired Fidelity’s 90% interest in 14 joint venture properties.  Subsequent to the acquisition, the 14 properties are now wholly-owned and are consolidated by us.  One property was not acquired and will continue to be owned by Fund II.

While our on-campus participating properties contributed $7.6 million and $7.3 million to our revenues for the three months ended March 31, 2011 and 2010, respectively, under our participating ground leases, we and the participating university systems each receive 50% of the properties’ net cash available for distribution after payment of operating expenses, debt service (which includes significant amounts towards repayment of principal) and capital expenditures. A substantial portion of our revenues attributable to these properties is reflective of cash that is required to be used for capital expenditures and for the amortization of applicable property indebtedness. These amounts do not increase our economic interest in these properties or otherwise benefit us since our interest in the properties terminates upon the repayment of the applicable property indebtedness.

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

Funds From Operations—Modified (“FFOM”):

	Three Months Ended March 31,
	2011	2010
Funds from operations	$39,803	$19,636
Elimination of operations of on-campus participating properties and unconsolidated joint venture:
Net income from on-campus participating properties	(2,642)	(2,145)
Amortization of investment in on-campus participating properties	(1,098)	(1,079)
FFO from Hampton Roads unconsolidated joint venture (1)	-	160
	36,063	16,572
Modifications to reflect operational performance of on-campus participating properties:
Our share of net cash flow (2)	841	306
Management fees	350	333
Impact of on-campus participating properties	1,191	639
Elimination of provision for asset impairment – wholly-owned property (3)	-	4,036
Elimination of provision for asset impairment – unconsolidated joint venture (4)	-	782
Funds from operations – modified (“FFOM”)	$37,254	$22,029

FFOM per share – diluted	$0.54	$0.41

Weighted average common shares outstanding – diluted	68,610,982	54,108,993

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss from adverse changes in market prices and interest rates.   Our future earnings and cash flows are dependent upon prevailing market rates.  Accordingly, we manage our market risk by matching projected cash inflows from operating, investing and financing activities with projected cash outflows for debt service, acquisitions, capital expenditures, distributions to stockholders and unitholders, and other cash requirements.  The majority of our outstanding debt has fixed interest rates, which minimizes the risk of fluctuating interest rates.  Our exposure to market risk includes interest rate fluctuations in connection with our revolving credit facility and variable rate construction loans and our ability to incur more debt without stockholder approval, thereby increasing our debt service obligations, which could adversely affect our cash flows.   No material changes have occurred in relation to market risk since our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Dated:	May 9, 2011

AMERICAN CAMPUS COMMUNITIES, INC.

By:	/s/ William C. Bayless, Jr.

William C. Bayless, Jr. President and Chief Executive Officer

By:	/s/ Jonathan A. Graf

Jonathan A. Graf Executive Vice President, Chief Financial Officer, Treasurer and Secretary