Form 10-Q
period 2011-06-30
AMERICAN CAMPUS COMMUNITIES INC
filed 2011-08-08
CIK 1283630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011.

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

There were 69,533,144 shares of American Campus Communities, Inc.’s common stock with a par value of $0.01 per share outstanding as of the close of business on July 29, 2011.

FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2011

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30, 2011	December 31, 2010
	(unaudited)
Assets

Investments in real estate:
Wholly-owned properties, net	$2,418,995	$2,433,844
On-campus participating properties, net	61,186	62,486
Investments in real estate, net	2,480,181	2,496,330

Cash and cash equivalents	48,263	113,507
Restricted cash	26,798	26,764
Student contracts receivable, net	3,616	5,736
Other assets	62,232	51,147

Total assets	$2,621,090	$2,693,484

Liabilities and equity

Liabilities:
Secured mortgage, construction and bond debt	$911,508	$1,144,103
Unsecured term loan	200,000	-
Senior secured term loan	-	100,000
Secured agency facility	96,000	101,000
Accounts payable and accrued expenses	30,369	34,771
Other liabilities	57,167	61,011
Total liabilities	1,295,044	1,440,885

Commitments and contingencies (Note 14)

Redeemable noncontrolling interests	36,280	34,704

Equity:
American Campus Communities, Inc. stockholders’ equity: Common stock, $.01 par value, 800,000,000 shares authorized, 69,533,144 and 66,875,663 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	693	667
Additional paid in capital	1,546,320	1,468,179
Accumulated earnings and dividends	(256,308)	(249,381)
Accumulated other comprehensive loss	(4,576)	(5,503)
Total American Campus Communities, Inc. stockholders’ equity	1,286,129	1,213,962
Noncontrolling interests	3,637	3,933
Total equity	1,289,766	1,217,895

Total liabilities and equity	$2,621,090	$2,693,484

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues:
Wholly-owned properties	$82,927	$65,775	$169,681	$134,175
On-campus participating properties	4,457	4,142	12,104	11,453
Third party development services	758	1,628	4,582	2,202
Third party management services	1,803	2,121	3,633	4,335
Resident services	274	242	615	494
Total revenues	90,219	73,908	190,615	152,659

Operating expenses:
Wholly-owned properties	37,961	30,901	76,157	61,083
On-campus participating properties	2,881	2,620	4,625	5,019
Third party development and management services	2,631	2,796	5,313	5,895
General and administrative	3,278	2,616	6,051	5,369
Depreciation and amortization	21,791	17,082	43,342	33,858
Ground/facility leases	658	753	1,814	1,324
Total operating expenses	69,200	56,768	137,302	112,548

Operating income	21,019	17,140	53,313	40,111

Nonoperating income and (expenses):
Interest income	159	16	209	33
Interest expense	(12,178)	(14,961)	(26,191)	(29,751)
Amortization of deferred financing costs	(1,329)	(997)	(2,559)	(2,008)
Loss from unconsolidated joint ventures	(13)	(711)	(25)	(2,125)
Total nonoperating expenses	(13,361)	(16,653)	(28,566)	(33,851)

Income before income taxes and discontinued operations	7,658	487	24,747	6,260
Income tax provision	(142)	(142)	(285)	(285)
Income from continuing operations	7,516	345	24,462	5,975

Discontinued operations:
Income (loss) attributable to discontinued operations	91	651	1,025	(3,388)
Gain (loss) from disposition of real estate	14,574	(59)	14,574	(3,705)
Total discontinued operations	14,665	592	15,599	(7,093)

Net income (loss)	22,181	937	40,061	(1,118)
Net income attributable to noncontrolling interests	(441)	(169)	(908)	(303)
Net income (loss) attributable to common shareholders	$21,740	$768	$39,153	$(1,421)

Net income (loss) per share attributable to common shareholders- basic and diluted:
Income from continuing operations per share	$0.10	$0.00	$0.34	$0.10
Net income (loss) per share	$0.31	$0.01	$0.57	$(0.03)

Weighted-average common shares outstanding:
Basic	68,655,732	52,335,642	67,810,944	52,285,919
Diluted	69,211,856	52,853,003	68,387,966	52,829,613

Distributions declared per common share	$0.3375	$0.3375	$0.675	$0.675

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(unaudited, in thousands, except share data)

	Common Shares	Par Value of Common Shares	Additional Paid in Capital	Accumulated Earnings and Distributions	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
Equity, December 31, 2010	66,875,663	$667	$1,468,179	$(249,381)	$(5,503)	$3,933	$1,217,895
Net proceeds from sale of common stock	2,490,358	25	82,100	-	-	-	82,125
Adjustments to reflect redeemable noncontrolling interests at fair value	-	-	(2,928)	-	-	-	(2,928)
Amortization of restricted stock awards	-	-	2,076	-	-	-	2,076
Vesting of restricted stock awards	102,522	-	(1,269)	-	-	-	(1,269)
Distributions to common and restricted stockholders	-	-	-	(46,080)	-	-	(46,080)
Distributions to joint venture partners	-	-	-	-	-	(247)	(247)
Conversion of common units to common stock	64,601	1	1,101	-	-	-	1,102
Increase in ownership of consolidated subsidiaries	-	-	(2,939)	-	-	(336)	(3,275)
Comprehensive income:
Change in fair value of interest rate swaps	-	-	-	-	927	-	927
Net income	-	-	-	39,153	-	287	39,440
Total comprehensive income							40,367
Equity, June 30, 2011	69,533,144	$693	$1,546,320	$(256,308)	$(4,576)	$3,637	$1,289,766

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2011	2010
Operating activities
Net income (loss)	$40,061	$(1,118)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
(Gain) loss from disposition of real estate	(14,574)	3,705
Provision for asset impairment	-	4,036
Depreciation and amortization	44,376	35,617
Amortization of deferred financing costs and debt premiums/discounts	(419)	2,120
Share-based compensation	2,191	1,948
Loss from unconsolidated joint ventures	25	2,125
Distributions received from unconsolidated joint ventures	-	180
Income tax provision	285	285
Changes in operating assets and liabilities:
Restricted cash	(1,880)	2,744
Student contracts receivable, net	2,120	1,262
Other assets	(10,592)	(3,261)
Accounts payable and accrued expenses	(5,704)	(772)
Other liabilities	(4,284)	(2,958)
Net cash provided by operating activities	51,605	45,913
Investing activities
Cash paid for increased ownership in consolidated subsidiaries	(3,275)	-
Net proceeds from disposition of real estate	80,883	2,115
Cash paid for land and property acquisitions	(7,970)	(17,213)
Investments in wholly-owned properties	(80,600)	(15,023)
Investments in on-campus participating properties	(907)	(224)
Change in restricted cash related to capital reserves	635	(2,330)
Proceeds from insurance settlement	1,546	-
Purchase of corporate furniture, fixtures and equipment	(727)	(436)
Net cash used in investing activities	(10,415)	(33,111)
Financing activities
Proceeds from sale of common stock	83,727	7,663
Offering costs	(1,418)	(130)
Proceeds from unsecured term loan	200,000	-
Pay-off of secured term loan	(100,000)	-
Proceeds from secured revolving credit facility	60,000	30,100
Paydown of secured revolving credit facility	(60,000)	-
Paydown of secured agency facility	(5,000)	-
Pay-off of mortgage and construction loans	(225,528)	(51,892)
Principal payments on debt	(4,424)	(6,846)
Debt issuance costs	(6,750)	(31)
Distributions to common and restricted stockholders	(46,080)	(35,833)
Distributions to noncontrolling partners	(961)	(994)
Net cash used in financing activities	(106,434)	(57,963)

Net change in cash and cash equivalents	(65,244)	(45,161)
Cash and cash equivalents at beginning of period	113,507	66,093
Cash and cash equivalents at end of period	$48,263	$20,932

Supplemental disclosure of non-cash investing and financing activities
Change in fair value of derivative instruments, net	$927	$(1,703)
Supplemental disclosure of cash flow information
Interest paid	$29,393	$29,204

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

As of June 30, 2011, the Company’s property portfolio contained 107 student housing properties with approximately 66,400 beds in approximately 21,200 apartment units.  The Company’s property portfolio consisted of 95 owned off-campus properties that are in close proximity to colleges and universities, eight American Campus Equity (“ACE®”) properties operated under ground/facility leases with five university systems and four on-campus participating properties operated under ground/facility leases with the related university systems.  Of the 107 student housing properties, 11 were under development as of June 30, 2011, and when completed will consist of a total of approximately 7,200 beds in approximately 2,000 units.  The Company’s communities contain modern housing units and are supported by a resident assistant system and other student-oriented programming, with many offering resort-style amenities.

Through the Company’s taxable REIT subsidiaries (“TRS”), it also provides construction management and development services, primarily for student housing properties owned by colleges and universities, charitable foundations, and others.  As of June 30, 2011, the Company provided third-party management and leasing services for 34 properties (nine of which the Company served as the third-party developer and construction manager) that represented approximately 24,700 beds in approximately 9,700 units, and one joint venture property in which we own a noncontrolling interest with approximately 600 beds in approximately 200 units.  Third-party management and leasing services are typically provided pursuant to management contracts that have initial terms that range from one to five years.  As of June 30, 2011, the Company’s total owned, joint venture and third-party managed portfolio included 142 properties with approximately 91,700 beds in approximately 31,100 units.

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

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2011-05 (“ASU 2011-05”), “Presentation of Comprehensive Income.”  ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity and requires all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  Additionally, ASU 2011-05 requires an entity to present reclassification adjustments on the face of the financial statements from other comprehensive income to net income.  ASU 2011-05 is effective for the Company beginning January 1, 2012 and its adoption will change where the Company presents other comprehensive income components within our consolidated financial statements.

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

Project costs directly associated with the development and construction of an owned real estate project, which include interest, property taxes, and amortization of deferred finance costs, are capitalized as construction in progress.  Upon completion of the project, costs are transferred into the applicable asset category and depreciation commences.  Interest totaling approximately $2.1 million and $0.2 million was capitalized during the three months ended June 30, 2011 and 2010, respectively, and $3.1 million and $0.2 million was capitalized during the six months ended June 30, 2011 and 2010, respectively.  Amortization of deferred financing costs totaling approximately $54,000 and $-0- was capitalized as construction in progress during the three months ended June 30, 2011 and 2010, respectively, and $0.1 million and $-0- was capitalized as construction in progress during the six months ended June 30, 2011 and 2010, respectively.

Management assesses whether there has been an impairment in the value of the Company’s investments in real estate whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Impairment is recognized when estimated expected future undiscounted cash flows are less than the carrying value of the property.  The estimation of expected future net cash flows is inherently uncertain and relies on assumptions regarding current and future economics and market conditions.  If such conditions change, then an adjustment to the carrying value of the Company’s long-lived assets could occur in the future period in which the conditions change.  To the extent that a property is impaired, the excess of the carrying amount of the property over its estimated fair value is charged to earnings. The Company believes that there were no impairments of the carrying values of its investments in real estate as of June 30, 2011.

Intangible Assets

In connection with property acquisitions completed in 2010 and the acquisition of GMH Communities Trust (“GMH”) in June 2008, the Company capitalized approximately $7.3 million related to management’s estimate of the fair value of the in-place leases assumed.  These intangible assets are amortized on a straight-line basis over the average remaining term of the underlying leases.  Amortization expense was approximately $1.4 million and $0.1 million for the three months ended June 30, 2011 and 2010, respectively, and approximately $2.9 million and $0.2 million for the six months ended June 30, 2011 and 2010, respectively.

In 2008, the Company also capitalized $1.5 million related to management’s estimate of the fair value of third-party management contracts acquired from GMH.  These intangible assets are amortized on a straight-line basis over a period of three years.  Amortization expense related to these acquired management contracts was approximately $0.1 million for both three month periods ended June 30, 2011 and 2010 and approximately $0.2 million for both six month periods ended June 30, 2011 and 2010.

Accumulated amortization at June 30, 2011 and December 31, 2010 was approximately $7.9 million and $4.7 million, respectively.  Intangible assets, net of amortization, are included in other assets on the accompanying consolidated balance sheets and amortization of intangible assets is included in depreciation and amortization expense in the accompanying consolidated statements of operations.  See Note 3 herein for a detailed discussion of the property acquisitions completed during 2010.

Third-Party Development Services Revenue and Costs

Pre-development expenditures such as architectural fees, permits and deposits associated with the pursuit of third-party and owned development projects are expensed as incurred, until such time that management believes it is probable that the contract will be executed and/or construction will commence.  Because the Company frequently incurs these pre-development expenditures before a financing commitment and/or required permits and authorizations have been obtained, the Company bears the risk of loss of these pre-development expenditures if financing cannot ultimately be arranged on acceptable terms or the Company is unable to successfully obtain the required permits and authorizations.  As such, management evaluates the status of third-party and owned projects that have not yet commenced construction on a periodic basis and expenses any deferred costs related to projects whose current status indicates the commencement of construction is unlikely and/or the costs may not provide future value to the Company in the form of revenues.  Such write-offs are included in third-party development and management services expenses (in the case of third-party development projects) or general and administrative expenses (in the case of owned development projects) on the accompanying consolidated statements of operations.  As of June 30, 2011, the Company has deferred approximately $9.5 million in pre-development costs related to third-party and owned development projects that have not yet commenced construction.  Such costs are included in other assets on the accompanying consolidated balance sheets.

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

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following potentially dilutive securities were outstanding for the three and six months ended June 30, 2011 and 2010, respectively, but were not included in the computation of diluted earnings per share because the effects of their inclusion would be anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Common Operating Partnership units (Note 7)	907,435	1,171,085	924,317	1,179,528
Preferred Operating Partnership units (Note 7)	114,128	114,963	114,401	114,963
Total potentially dilutive securities	1,021,563	1,286,048	1,038,718	1,294,491

Basic earnings per share calculation:
Income from continuing operations	$7,516	$345	$24,462	$5,975
Income from continuing operations attributable to noncontrolling interests	(225)	(155)	(677)	(475)
Income from continuing operations attributable to common shareholders	7,291	190	23,785	5,500
Amount allocated to participating securities	(188)	(175)	(424)	(400)
Income from continuing operations attributable to common shareholders, net of amount allocated to participating securities	7,103	15	23,361	5,100

Income (loss) from discontinued operations	14,665	592	15,599	(7,093)
Income (loss) from discontinued operations attributable to noncontrolling interests	(216)	(14)	(231)	172
Income (loss) from discontinued operations attributable to common shareholders	14,449	578	15,368	(6,921)
Net income (loss) attributable to common shareholders, as adjusted - basic	$21,552	$593	$38,729	$(1,821)

Income from continuing operations attributable to common shareholders, as adjusted – per share	$0.10	$0.00	$0.34	$0.10
Income (loss) from discontinued operations attributable to common shareholders – per share	$0.21	$0.01	$0.23	$(0.13)
Net income (loss) attributable to common shareholders, as adjusted – per share	$0.31	$0.01	$0.57	$(0.03)

Basic weighted average common shares outstanding	68,655,732	52,335,642	67,810,944	52,285,919

Diluted earnings per share calculation:
Income from continuing operations attributable to common shareholders, net of amount allocated to participating securities	$7,103	$15	$23,361	$5,100
Income (loss) from discontinued operations attributable to common shareholders	14,449	578	15,368	(6,921)
Net income (loss) attributable to common shareholders, as adjusted - diluted	$21,552	$593	$38,729	$(1,821)

Income from continuing operations attributable to common shareholders, net of amount allocated to participating securities – per share	$0.10	$0.00	$0.34	$0.10
Income (loss) from discontinued operations attributable to common shareholders – per share	$0.21	$0.01	$0.23	$(0.13)
Net income (loss) attributable to common shareholders – per share	$0.31	$0.01	$0.57	$(0.03)

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Basic weighted average common shares outstanding	68,655,732	52,335,642	67,810,944	52,285,919
Restricted Stock Awards (Note 11)	556,124	517,361	577,022	543,694
Diluted weighted average common shares outstanding	69,211,856	52,853,003	68,387,966	52,829,613

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

The acquired property’s results of operations have been included in the accompanying consolidated statements of operations since the respective acquisition closing dates.  The following pro forma information for the three and six months ended June 30, 2011 and 2010 presents consolidated financial information for the Company as if the property acquisitions discussed above and the August 2010 equity offering had occurred on January 1, 2010.  The unaudited pro forma information is provided for informational purposes only and is not indicative of results that would have occurred or which may occur in the future:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Total revenues	$90,219	$87,651	$190,615	$180,527
Net income attributable to common shareholders	$23,191	$2,736	$42,055	$1,662
Net income per share – basic	$0.34	$0.04	$0.61	$0.02
Net income per share – diluted	$0.33	$0.04	$0.61	$0.02

 4.  Property Dispositions and Discontinued Operations

On April 5, 2011, the Company sold Villas on Apache, an unencumbered owned off-campus property, for a sales price of approximately $14.8 million resulting in net proceeds of approximately $14.4 million.  The resulting gain on disposition of approximately $6.9 million is included in discontinued operations on the accompanying consolidated statements of operations for the three and six months ended June 30, 2011.

On April 25, 2011, the Company sold two unencumbered owned off-campus properties, River Club Apartments and River Walk Townhomes, for a total sales price of approximately $32.7 million resulting in combined net proceeds of approximately $32.0 million.  The resulting gain on disposition of approximately $6.7 million is included in discontinued operations on the accompanying consolidated statements of operations for the three and six months ended June 30, 2011.

On May 26, 2011, the Company sold Campus Club – Statesboro, an unencumbered owned off-campus property, for a sales price of approximately $34.5 million resulting in net proceeds of approximately $34.1 million.  The resulting gain on disposition of approximately $1.0 million is included in discontinued operations on the accompanying consolidated statements of operations for the three and six months ended June 30, 2011.

Discontinued operations for the three and six months ended June 30, 2010 also includes the Cambridge at Southern and Campus Walk – Oxford owned off campus properties, which were sold in March and April 2010, respectively.  Discontinued operations for the six months ended June 30, 2010 also includes an impairment charge of approximately $4.0 million recorded to reflect Campus Walk - Oxford at the lower of its historical cost or fair value less estimated selling costs.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Below is a summary of the results of operations for the properties discussed above through their respective disposition dates for all periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Total revenues	$1,122	$2,921	$4,041	$6,876
Total operating expenses	(718)	(1,504)	(1,982)	(3,500)
Depreciation and amortization	(313)	(713)	(1,034)	(1,759)
Provision for asset impairment	-	-	-	(4,036)
Operating income (loss)	91	704	1,025	(2,419)
Total nonoperating expenses	-	(53)	-	(969)
Net income (loss)	$91	$651	$1,025	$(3,388)

5.  Investments in Wholly-Owned Properties

Wholly-owned properties consisted of the following:

	June 30, 2011	December 31, 2010
Land (1)	$311,466	$313,005
Buildings and improvements	2,113,885	2,177,780
Furniture, fixtures and equipment	125,823	129,175
Construction in progress	127,180	54,244
	2,678,354	2,674,204
Less accumulated depreciation	(259,359)	(240,360)
Wholly-owned properties, net	$2,418,995	$2,433,844

(1)
The land balance above includes undeveloped land parcels with book values of approximately $31.3 million and $36.0 million as of June 30, 2011 and December 31, 2010, respectively.  Also includes land totaling approximately $20.3 million and $7.6 million as of June 30, 2011 and December 31, 2010, respectively, related to properties under development.

6.  On-Campus Participating Properties

On-campus participating properties are as follows:

			Historical Cost
Lessor/University	Lease Commencement	Required Debt Repayment (1)	June 30, 2011	December 31, 2010
Texas A&M University System / Prairie View A&M University (2)	2/1/96	9/1/23	$39,807	$39,393

Texas A&M University System / Texas A&M International	2/1/96	9/1/23	6,549	6,317

Texas A&M University System / Prairie View A&M University (3)	10/1/99	8/31/25/ 8/31/28	24,929	24,762

University of Houston System / University of Houston (4)	9/27/00	8/31/35	35,487	35,393
			106,772	105,865
Less accumulated amortization			(45,586)	(43,379)
On-campus participating properties, net			$61,186	$62,486

(1)	Represents the effective lease termination date. The Leases terminate upon the earlier to occur of the final repayment of the related debt or the end of the contractual lease term.

(2)	Consists of three phases placed in service between 1996 and 1998.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3)	Consists of two phases placed in service in 2000 and 2003.

(4)	Consists of two phases placed in service in 2001 and 2005.

7.   Noncontrolling Interests

Third-party joint venture partners:  As of June 30, 2011, the Company consolidates three joint ventures that own and operate University Village at Sweet Home, University Centre and Villas at Chestnut Ridge owned-off campus properties.  The portion of net assets attributable to the third-party partners in these joint ventures is classified as noncontrolling interests within equity on the accompanying consolidated balance sheets.  Accordingly, the third-party partners’ share of the income or loss of the joint ventures is included in net income attributable to noncontrolling interests on the consolidated statements of operations.

During the six months ended June 30, 2011, the Company acquired the remaining noncontrolling interest from the third-party partner in the joint venture that owns and operates the Callaway House owned off-campus property.  The Company paid approximately $3.2 million in cash consideration for the remaining noncontrolling interest and recognized the $2.8 million excess of consideration paid over the carrying amount of the noncontrolling interest acquired as an adjustment to additional paid in capital in the accompanying consolidated statement of changes in equity.

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

The Company follows accounting guidance stipulating that securities that are redeemable for cash or other assets at a fixed or determinable price on a fixed or determinable date, at the option of the holder, or upon the occurrence of an event that is not solely within the control of the issuer, must be classified outside of permanent equity in the mezzanine section of the consolidated balance sheets.  In accordance with such guidance, management evaluates whether the Company controls the actions or events necessary to issue the maximum number of shares that could be required to be delivered under share settlement of the contract.  Based on this assessment, which includes evaluating terms in the applicable agreements related to redemption provisions, the Company has determined that Common Units and Series A Preferred Units in the Operating Partnership should be classified as redeemable noncontrolling interests in the mezzanine section of the consolidated balance sheets.  The value of redeemable noncontrolling interests on the consolidated balance sheets is reported at the greater of fair value or historical cost at the end of each reporting period.  Changes in the value from period to period are charged to additional paid in capital on the accompanying consolidated statement of changes in equity.  Accordingly, income or loss allocated to these redeemable noncontrolling interests on the Company’s consolidated statements of operations includes the Series A Preferred Unit distributions as well as the pro rata share of the Operating Partnership’s net income or loss allocated to Common Units.  Below is a table summarizing the activity of redeemable noncontrolling interests for the six months ended June 30, 2011:

Balance, December 31, 2010	$34,704
Net income	621
Distributions	(714)
Conversions of Common Units into common shares	(1,103)
Partnership units retained in connection with property acquisition	(156)
Adjustments to reflect Common Units at fair value	2,928
Balance, June 30, 2011	$36,280

During the six months ended June 30, 2011 and 2010, 64,601 and 37,004 Common Units, respectively, were converted into shares of the Company’s common stock.  As of June 30, 2011 and December 31, 2010, approximately 1% and 2%, respectively, of the equity interests of the Operating Partnership was held by owners of Common Units and Series A Preferred Units.

8.   Investment in Unconsolidated Joint Ventures

As of June 30, 2011, the Company owned noncontrolling interests in two unconsolidated joint ventures that are accounted for utilizing the equity method of accounting.  The first investment consists of a 10% noncontrolling interest in a joint venture with Fidelity which owns one property containing 636 beds.  The second investment consists of a noncontrolling equity interest in a joint venture with the United States Navy that owns military housing privatization projects located on naval bases in Norfolk and Newport News, Virginia.  The Company’s investments in these joint ventures, included in other assets on the accompanying consolidated balance sheets, totaled approximately $0.3 million as of both June 30, 2011 and December 31, 2010.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company also earns fees for providing management and development services to these joint ventures.  For the three and six months ended June 30, 2011, the Company earned management fees of approximately $0.4 million and $0.9 million, respectively, from these joint ventures.  For the three and six months ended June 30, 2010, the Company earned combined development and management fees of approximately $0.9 million and $1.7 million, respectively, from these joint ventures.  The management fees earned in 2010 also include fees earned from another unconsolidated joint venture with Fidelity that owned 11 properties that became wholly-owned by the Company in September 2010.

9.   Debt

A summary of the Company’s outstanding consolidated indebtedness, including unamortized debt premiums and discounts, is as follows:

	June 30, 2011	December 31, 2010
Debt secured by wholly-owned properties:
Mortgage loans payable	$822,920	$952,374
Construction loan payable	-	100,000
	822,920	1,052,374
Debt secured by on-campus participating properties:
Mortgage loans payable	32,258	32,421
Bonds payable	49,375	49,375
	81,633	81,796

Unsecured term loan	200,000	-
Senior secured term loan	-	100,000
Secured agency facility	96,000	101,000
Unamortized debt premiums	12,851	16,567
Unamortized debt discounts	(5,896)	(6,634)
Total debt	$1,207,508	$1,345,103

Pay-off of Mortgage and Construction Debt

During the six months ended June 30, 2011, the Company paid off approximately $125.5 million of fixed-rate mortgage debt secured by six of its wholly-owned properties (The Edge-Orlando, The Callaway House, University Greens, Lions Crossing, Nittany Crossing and State College Park).  In addition, the Company used the proceeds from its new unsecured term loan discussed below to pay off $100.0 million of variable-rate construction debt secured by an owned on-campus ACE property (Vista del Sol).  As of June 30, 2011, the Company had an additional $27.6 million of outstanding fixed-rate mortgage debt scheduled to mature throughout the remainder of 2011, all of which it expects to pay off on or before the respective maturity dates.

Unsecured Credit Facility

In May 2011, the Company entered into a Third Amended and Restated Credit Agreement (the “Credit Facility”).  Pursuant to the new Credit Facility, the Company’s $225 million senior secured revolving credit facility was increased in size to a $450 million unsecured facility, which may be expanded by up to an additional $150 million upon the satisfaction of certain conditions.  In addition, the maturity date of the amended facility was extended to May 20, 2014, and can be extended for an additional 12 months to May 20, 2015, subject to the satisfaction of certain conditions.  Also in connection with the execution of the new Credit Facility, the Company’s $100 million senior secured term loan was repaid in its entirety and replaced with a new $200 million unsecured term loan with a maturity date of May 20, 2015, which may be extended at the Company’s option to May 20, 2016 subject to the satisfaction of certain conditions.

Each loan bears interest at a variable rate, at the Company’s option, based upon a base rate or one-, two-, three- or six-month LIBOR, plus, in each case, a spread based upon the Company’s total leverage.  The Company has entered into interest rate swaps that effectively fix the interest rate to 3.8% (1.8% + 2.0% spread) on $100 million of the $200 million outstanding balance of the new unsecured term loan (see Note 12 for more details).  The remaining $100 million balance of the unsecured term loan continues to bear interest at a variable rate (2.2% as of June 30, 2011).  Availability under the revolving credit facility is limited to an “aggregate borrowing base amount” equal to 60% of the value of the Company’s unencumbered properties, calculated as set forth in the Credit Facility.  Additionally, the Company is required to pay an unused commitment fee ranging from 0.25% to 0.35% per annum, based on the outstanding balance under the revolving credit facility.  As of June 30, 2011, there was no outstanding balance on the revolving credit facility and availability under the combined Credit Facility totaled approximately $444.5 million.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The terms of the Credit Facility include certain restrictions and covenants, which limit, among other items, the incurrence of additional indebtedness, liens, and the disposition of assets.  The facility contains customary affirmative and negative covenants and also contains financial covenants that, among other things, require the Company to maintain certain minimum ratios of “EBITDA” (earnings before interest, taxes, depreciation and amortization) to fixed charges and total indebtedness.  The Company may not pay distributions that exceed a specified percentage of funds from operations, as adjusted, for any four consecutive quarters.  The financial covenants also include consolidated net worth and leverage ratio tests.  As of June 30, 2011, the Company was in compliance with all such covenants.

Secured Agency Facility

The Company has a $125 million secured revolving credit facility with a Freddie Mac lender.  The facility has a five-year term and is currently secured by 10 properties referred to as the “Collateral Pool.”  The facility bears interest at one- or three-month LIBOR plus a spread that varies based on the debt service ratio of the Collateral Pool.  Additionally, the Company is required to pay an unused commitment fee of 1.0% per annum.  During the three months ended June 30, 2011 we paid down $5.0 million of the balance on this facility, and as of June 30, 2011, the balance outstanding on this facility totaled $96.0 million, bearing interest at a weighted average annual rate of 2.2%.  The secured agency facility includes some, but not all, of the same financial covenants as the secured revolving credit facility, described above.

10.  Stockholders’ Equity

During the three months ended June 30, 2011, the Company sold approximately 2.1 million shares at a weighted average price of $33.93 per share under its at-the-market share offering program (the “ATM Equity Program”).  Net proceeds received under this program during the three and six months ended June 30, 2011 totaled approximately $71.2 million and $82.5 million, respectively, after payment of approximately $1.1 million and $1.3 million, respectively, of commissions to the sales agents.  As of June 30, 2011, the Company had approximately $50.0 million available for issuance under this program.

11.  Incentive Award Plan

Restricted Stock Units

Upon reelection to the Board of Directors in May 2011, all members of the Company’s Board of Directors were granted restricted stock units (“RSUs”) in accordance with the American Campus Communities, Inc. 2010 Incentive Award Plan (the “Plan”).  These RSUs were valued at $75,000 for the Chairman of the Board of Directors and at $51,500 for all other members.  The number of RSUs was determined based on the fair market value of the Company’s stock on the date of grant, as defined in the Plan.  All awards vested and settled immediately on the date of grant, and the Company delivered shares of common stock and cash, as determined by the Compensation Committee of the Board of Directors.  A compensation charge of approximately $0.3 million was recorded during the three months ended June 30, 2011 related to these awards.

A summary of the Company’s RSUs under the Plan as of June 30, 2011 and changes during the six months then ended is presented below:

Number of RSUs
Outstanding at December 31, 2010	-
Granted	9,497
Settled in common shares	(3,279)
Settled in cash	(6,218)
Outstanding at June 30, 2011	-

Restricted Stock Awards

A summary of the Company’s restricted stock awards (“RSAs”) under the Plan as of June 30, 2011 and activity during the six months then ended is presented below:

Number of RSAs
Nonvested balance at December 31, 2010	508,381
Granted	193,978
Vested	(99,243)
Forfeited	(49,275)
Nonvested balance at June 30, 2011	553,841

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of RSA’s is calculated based on the closing market value of the Company’s common stock on the date of grant.  The fair value of these awards is amortized to expense over the vesting periods, which amounted to approximately $1.1 million and $0.9 million for the three months ended June 30, 2011 and 2010, respectively, and $2.1 million and $1.8 million for the six months ended June 30, 2011 and 2010, respectively.

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

As discussed in Note 9, in connection with the closing of the Company’s new Credit Facility in May 2011, the Company’s $100 million senior secured term loan was repaid and replaced with a new $200 million variable-rate unsecured term loan.  In connection with this transaction, the Company’s two existing $50 million interest rate swaps that were previously hedging the variable cash flows associated with the $100 million senior secured term loan were applied to the new $200 million unsecured term loan.  There was no ineffectiveness resulting from the application of these interest rate swaps to a portion of the new $200 million unsecured term loan, as the critical terms (reset dates, underlying index, business day convention, etc) of the new $200 million unsecured term loan match the terms of the previous $100 million senior secured term loan and the existing interest rate swap contracts.  As of June 30, 2011, the Company also had a $33.2 million interest rate swap contract that was used to hedge the variable cash flows associated with the Cullen Oaks Phase I and Phase II loans.

The following table summarizes the Company’s outstanding interest rate swap contracts as of June 30, 2011:

Date Entered	Effective Date	Maturity Date	Pay Fixed Rate	Receive Floating Rate Index	Notional Amount	Fair Value
Feb. 12, 2007	Feb. 15, 2007	Feb. 15, 2014	6.689%	LIBOR – 1 mo. plus 1.35%	$33,156	$(3,591)
Feb. 23, 2009	March 20, 2009	Feb. 20, 2012	1.785%	LIBOR – 1 month	50,000	(490)
Feb. 23, 2009	March 20, 2009	Feb. 20, 2012	1.800%	LIBOR – 1 month	50,000	(495)

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of June 30, 2011 and December 31, 2010:

	Derivative Liabilities
	As of June 30, 2011		As of December 31, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swap contracts	Other liabilities	$4,576	Other Liabilities	$5,503
Total derivatives designated as hedging instruments		$4,576		$5,503

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents the effect of the Company’s derivative financial instruments on other comprehensive income (“OCI”) for the six months ended June 30, 2011 and 2010:

	Amount of Income (Loss) Recognized in OCI on Derivative (Effective Portion)
Cash Flow Hedging	Six Months Ended June 30,
Relationships	2011	2010
Interest rate swap contracts	$927	$(1,703)
Total	$927	$(1,703)

The Company reported a comprehensive loss of approximately $2.9 million for the six months ended June 30, 2010, which includes a net loss of approximately $1.2 million and an unrealized loss of approximately $1.7 million (reflected in the table above).

13.  Fair Value Disclosures

The following table presents information about the Company’s liabilities measured at fair value on a recurring basis as of June 30, 2011, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.  In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities the Company has the ability to access.  Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.  Level 2 inputs include quoted prices for similar assets and liabilities in active markets and inputs other than quoted prices observable for the asset or liability, such as interest rates and yield curves observable at commonly quoted intervals.  Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

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

Disclosures concerning assets and liabilities measured at fair value are as follows:

Fair Value Measurements on a Recurring or Nonrecurring Basis as of June 30, 2011
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at June 30, 2011
Liabilities:
Derivative financial instruments	$-	$4,576	$-	$4,576

The Company uses derivative financial instruments, specifically interest rate swaps, for nontrading purposes.  The Company uses interest rate swaps to manage interest rate risk arising from previously unhedged interest payments associated with variable rate debt.  Through June 30, 2011, derivative financial instruments were designated and qualified as cash flow hedges.  Derivative contracts with positive net fair values inclusive of net accrued interest receipts or payments, are recorded in other assets.  Derivative contracts with negative net fair values, inclusive of net accrued interest payments or receipts, are recorded in other liabilities.  The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative.  This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves.  The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.

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

Although the Company has determined the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparty.  However, as of June 30, 2011, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivative financial instruments.  As a result, the Company has determined each of its derivative valuations in its entirety is classified in Level 2 of the fair value hierarchy.

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

Unsecured Term Loan, Secured Agency Facility and Construction Loans: the fair value of the Company’s unsecured term loan, secured agency facility and construction loans approximate carrying values due to the variable interest rate feature of these instruments.

Mortgage Loans: the fair value of mortgage loans is based on the present value of the cash flows at current rates through maturity.

Bonds Payable: the fair value of bonds payable is based on market quotes for bonds outstanding.

The table below contains the estimated fair value and related carrying amounts for the Company’s mortgage loans and bonds payable as of June 30, 2011 and December 31, 2010:

	June 30, 2011		December 31, 2010
	Fair Value	Carrying Amount	Fair Value	Carrying Amount
Mortgage loans	$906,097	$862,133	$1,032,742	$994,728
Bonds payable	50,750	49,375	49,489	49,375

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

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In the normal course of business, the Company enters into various development-related purchase commitments with parties that provide development-related goods and services.  In the event that the Company was to terminate development services prior to the completion of projects under construction, the Company could potentially be committed to satisfy outstanding purchase orders with such parties.  At June 30, 2011, management did not anticipate any material deviations from schedule or budget related to third-party development projects currently in progress.

Guaranty of Joint Venture Mortgage Debt: The Company’s joint venture with Fidelity (see Note 8) is funded in part with secured third party debt in the amount of $18.2 million.  The Operating Partnership serves as non-recourse, carve-out guarantor of this debt, which means the Operating Partnership is liable to the lender for any loss, damage, cost, expense, liability, claim or other obligation incurred by the lender arising out of or in connection with certain non-recourse exceptions in connection with the debt.  Pursuant to the limited liability company agreement, the joint venture agreed to indemnify, defend and hold harmless the Operating Partnership with respect to such obligations, except to the extent such obligations were caused by the willful misconduct, gross negligence, fraud or bad faith of the Operating Partnership or its employees, agents or affiliates.  Therefore, the Operating Partnership’s exposure under the guarantee for obligations not caused by the willful misconduct, gross negligence, fraud or bad faith of the Operating Partnership or its employees, agents or affiliates is not expected to exceed the Company’s 10% proportionate interest in the related mortgage debt.

The Company has estimated the fair value of guarantees entered into to be immaterial.  The Company’s estimated maximum exposure amount under the above guarantees is approximately $35.0 million.

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

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Wholly-Owned Properties
Rental revenues	$83,201	$66,017	$170,296	$134,669
Interest and other income	19	9	29	20
Total revenues from external customers	83,220	66,026	170,325	134,689
Operating expenses before depreciation, amortization, ground/facility lease and allocation of corporate overhead	(38,288)	(31,188)	(76,768)	(61,585)
Ground/facility leases	(225)	(267)	(540)	(532)
Interest expense	(8,480)	(11,475)	(19,377)	(23,145)
Operating income before depreciation, amortization, and allocation of corporate overhead	$36,227	$23,096	$73,640	$49,427
Depreciation and amortization	$20,364	$15,658	$40,492	$31,012
Capital expenditures	$45,905	$10,322	$80,599	$15,023
Total segment assets at June 30,	$2,483,068	$2,031,569	$2,483,068	$2,031,569

On-Campus Participating Properties
Rental revenues	$4,457	$4,142	$12,104	$11,453
Interest and other income	-	5	7	8
Total revenues from external customers	4,457	4,147	12,111	11,461
Operating expenses before depreciation, amortization, ground/facility lease and allocation of corporate overhead	(2,700)	(2,458)	(4,262)	(4,690)
Ground/facility lease	(433)	(486)	(1,274)	(792)
Interest expense	(1,469)	(1,513)	(2,938)	(3,016)
Operating (loss) income before depreciation, amortization and allocation of corporate overhead	$(145)	$(310)	$3,637	$2,963
Depreciation and amortization	$1,109	$1,080	$2,207	$2,159
Capital expenditures	$629	$181	$907	$224
Total segment assets at June 30,	$75,424	$77,320	$75,424	$77,320

Development Services
Development and construction management fees from external customers	$758	$1,628	$4,582	$2,202
Operating expenses before allocation of corporate overhead	(2,261)	(2,005)	(4,602)	(4,332)
Operating loss before depreciation, amortization and allocation of corporate overhead	$(1,503)	$(377)	$(20)	$(2,130)
Total segment assets at June 30,	$8,807	$4,012	$8,807	$4,012

Property Management Services
Property management fees from external customers	$1,803	$2,121	$3,633	$4,335
Intersegment revenues	3,350	2,711	6,898	5,586
Total revenues	5,153	4,832	10,531	9,921
Operating expenses before allocation of corporate overhead	(2,079)	(1,787)	(4,332)	(3,814)
Operating income before depreciation, amortization and allocation of corporate overhead	$3,074	$3,045	$6,199	$6,107
Total segment assets at June 30,	$4,215	$3,931	$4,215	$3,931

Reconciliations
Total segment revenues	$93,588	$76,633	$197,549	$158,273
Unallocated interest income earned on corporate cash	140	2	173	5
Elimination of intersegment revenues	(3,350)	(2,711)	(6,898)	(5,586)
Total consolidated revenues, including interest income	$90,378	$73,924	$190,824	$152,692
Segment operating income before depreciation, amortization and allocation of corporate overhead	$37,653	$25,454	$83,456	$56,367
Depreciation and amortization	(23,120)	(18,079)	(45,901)	(35,866)
Net unallocated expenses relating to corporate overhead	(6,862)	(6,177)	(12,783)	(12,116)
Loss from unconsolidated joint ventures	(13)	(711)	(25)	(2,125)
Income tax provision	(142)	(142)	(285)	(285)
Income from continuing operations	$7,516	$345	$24,462	$5,975

Total segment assets	$2,571,514	$2,116,832	$2,571,514	$2,116,832
Unallocated corporate assets	49,576	34,068	49,576	34,068
Total assets at June 30,	$2,621,090	$2,150,900	$2,621,090	$2,150,900

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.  Subsequent Events

Distributions: On August 3, 2011, the Company declared a second quarter 2011 distribution per share of $0.3375 which will be paid on August 29, 2011 to all common stockholders of record as of August 15, 2011.  At the same time, the Operating Partnership will pay an equivalent amount per unit to holders of Common Units, as well as the quarterly cumulative preferential distribution to holders of Series A Preferred Units (see Note 7).

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

As of June 30, 2011, our property portfolio contained 107 student housing properties with approximately 66,400 beds in approximately 21,200 apartment units.  Our property portfolio consisted of 95 owned off-campus properties that are in close proximity to colleges and universities, eight American Campus Equity (“ACE®”) properties operated under ground/facility leases with five university systems and four on-campus participating properties operated under ground/facility leases with the related university systems.  Of the 107 student housing properties, 11 were under development as of June 30, 2011, and when completed will consist of a total of approximately 7,200 beds in approximately 2,000 units.  Our communities contain modern housing units and are supported by a resident assistant system and other student-oriented programming, with many offering resort-style amenities.

Through our taxable REIT subsidiaries (“TRS”), we provide construction management and development services, primarily for student housing properties owned by colleges and universities, charitable foundations, and others.  As of June 30, 2011, we provided third-party management and leasing services for 34 properties (nine of which we served as the third-party developer and construction manager) that represented approximately 24,700 beds in approximately 9,700 units, and one joint venture property in which we own a noncontrolling interest with approximately 600 beds in approximately 200 units.  Third-party management and leasing services are typically provided pursuant to multi-year management contracts that have initial terms that range from one to five years.  As of June 30, 2011, our total owned, joint venture and third-party managed portfolio was comprised of 142 properties with approximately 91,700 beds in approximately 31,100 units.

Third-Party Development Services

Our third-party development and construction management services as of June 30, 2011 consisted of four projects under construction and currently in progress with fees ranging from $2.2 million to $4.6 million.  As of June 30, 2011, fees of approximately $3.9 million remained to be earned by us with respect to these projects, which have scheduled completion dates of August 2011 through August 2012.

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

Owned Development Activities

At June 30, 2011, we were in the process of constructing five owned off-campus properties and six on-campus ACE properties that will be operated under ground/facility leases with related university systems.  These properties are summarized in the table below:
Property	Location	Primary University Served	Units	Beds	Estimated Project Cost	Costs Incurred as of 6/30/11 (1)	Scheduled to Open for Occupancy
Lobo Village – ACE	Albuquerque, NM	University of New Mexico	216	864	$39,200	$38,930	August 2011

Villas at Babcock	San Antonio, TX	Univ. of Texas – San Antonio	204	792	35,400	33,121	August 2011

Villas on Sycamore	Huntsville, TX	Sam Houston State University	170	680	28,000	25,256	August 2011

University Village Northwest - ACE	Prairie View, TX	Prairie View A&M Univ.	36	144	5,100	3,217	August 2011

University Pointe at College Station - ACE	Portland, OR	Portland State University	282	978	87,800	23,313	August 2012

The Suites – ACE	Flagstaff, AZ	Northern Arizona University	275	550	28,100	2,248	August 2012

Hilltop Townhomes – ACE	Flagstaff, AZ	Northern Arizona University	144	576	32,500	2,440	August 2012

University of New Mexico Phase II – ACE	Albuquerque, NM	University of New Mexico	282	1,027	39,400	3,341	August 2012

U Club on Frey	Kennesaw, GA	Kennesaw State University	114	456	22,500	4,404	August 2012

U Club Townhomes on Marion Pugh	College Station, TX	Texas A&M University	160	640	34,100	9,091	August 2012

Campus Edge on UTA Boulevard	Arlington, TX	Univ. of Texas at Arlington	128	488	24,900	3,774	August 2012
Total			2,011	7,195	$377,000	$149,135

(1)	In addition to construction in progress, costs incurred to date include land, furniture deposits and prepaid insurance.

ATM Equity Program

During the three months ended June 30, 2011, we sold approximately 2.1 million shares at a weighted average price of $33.93 per share under its at-the-market share offering program (the “ATM Equity Program”).  Net proceeds received under this program during the three and six months ended June 30, 2011 totaled approximately $71.2 million and $82.5 million, respectively, after payment of approximately $1.1 million and $1.3 million, respectively, of commissions to the sales agents.  As of June 30, 2011, we had approximately $50.0 million available for issuance under this program.

Property Operations

As of June 30, 2011 our property portfolio consisted of the following:

Property portfolio:	Properties	Units	Beds
Wholly-owned operating properties:
Off-campus properties	90	16,115	51,109
On-campus ACE	2	1,217	3,587
Subtotal – operating properties	92	17,332	54,696

Wholly-owned properties under development:
Off-campus properties	5	776	3,056
On-campus ACE	6	1,235	4,139
Subtotal – properties under development	11	2,011	7,195

Total wholly-owned properties	103	19,343	61,891

On-campus participating properties	4	1,863	4,519

Total owned property portfolio	107	21,206	66,410

Managed properties	35	9,900	25,326

Total property portfolio	142	31,106	91,736

Results of Operations

Comparison of the Three Months Ended June 30, 2011 and June 30, 2010

The following table presents our results of operations for the three months ended June 30, 2011 and 2010, including the amount and percentage change in these results between the two periods:

	Three Months Ended June 30,
	2011	2010	Change ($)	Change (%)
Revenues:
Wholly-owned properties	$82,927	$65,775	$17,152	26.1%
On-campus participating properties	4,457	4,142	315	7.6%
Third party development services	758	1,628	(870)	(53.4)%
Third party management services	1,803	2,121	(318)	(15.0)%
Resident services	274	242	32	13.2%
Total revenues	90,219	73,908	16,311	22.1%

Operating expenses:
Wholly-owned properties	37,961	30,901	7,060	22.8%
On-campus participating properties	2,881	2,620	261	10.0%
Third party development and management services	2,631	2,796	(165)	(5.9)%
General and administrative	3,278	2,616	662	25.3%
Depreciation and amortization	21,791	17,082	4,709	27.6%
Ground/facility leases	658	753	(95)	(12.6)%
Total operating expenses	69,200	56,768	12,432	21.9%

Operating income	21,019	17,140	3,879	22.6%

Nonoperating income and (expenses):
Interest income	159	16	143	893.8%
Interest expense	(12,178)	(14,961)	2,783	(18.6)%
Amortization of deferred financing costs	(1,329)	(997)	(332)	33.3%
Loss from unconsolidated joint ventures	(13)	(711)	698	(98.2)%
Total nonoperating expenses	(13,361)	(16,653)	3,292	(19.8)%

Income before income taxes and discontinued operations	7,658	487	7,171	1,472.5%
Income tax provision	(142)	(142)	-	0.0%
Income from continuing operations	7,516	345	7,171	2,078.6%

Discontinued operations:
Income attributable to discontinued operations	91	651	(560)	(86.0)%
Gain (loss) from disposition of real estate	14,574	(59)	14,633	(24,801.7)%
Total discontinued operations	14,665	592	14,073	2,377.2%

Net income	22,181	937	21,244	2,267.2%
Net income attributable to noncontrolling interests	(441)	(169)	(272)	160.9%
Net income attributable to common shareholders	$21,740	$768	$20,972	2,730.7%

Wholly-Owned Properties Operations

Revenues from our wholly-owned properties for the three months ended June 30, 2011 compared to the three months ended June 30, 2010 increased by approximately $17.2 million primarily due to the acquisition of 14 properties from two of our unconsolidated joint ventures in September and November 2010, improved occupancy and rental rates for the 2010/2011 academic year and the acquisition of two properties in July and December 2010. Operating expenses increased approximately $7.1 million for the three months ended June 30, 2011 as compared to the same period prior year, primarily due to the same factors which affected the increase in revenues.

New Property Operations.  Our new properties consist of the following: (i) 14 properties acquired in September and November 2010 from two joint ventures in which we previously held a 10% interest; (ii) 2nd Avenue Centre, acquired in December 2010; (iii) Sanctuary Lofts, acquired in July 2010; and (iv) Campus Trails, a property that experienced significant property damage in April 2010 as a result of a fire in which 72 beds were destroyed and are currently in the process of being rebuilt.  These new properties contributed an additional $14.7 million of revenues and an additional $7.1 million of operating expenses during the three months ended June 30, 2011 as compared to the three months ended June 30, 2010.

Same Store Property Operations (Excluding New Property Activity).  Excluding four properties that were sold in April and May 2011 and are included in discontinued operations on the accompanying consolidated statements of operations, we had 75 properties containing 44,331 beds which were operating during both of the three month periods ended June 30, 2011 and 2010.  These properties produced revenues of $68.1 million and $65.6 million during the three months ended June 30, 2011 and 2010, respectively, an increase of approximately $2.5 million.  This increase was primarily due to an increase in average rental rates for the 2010-2011 academic year as well as an increase in average occupancy from 92.2% during the three months ended June 30, 2010 to 93.9% during the three months ended June 30, 2011.  Future revenues will be dependent on our ability to maintain our current leases in effect for the 2010/2011 academic year and our ability to obtain appropriate rental rates and desired occupancy for the 2011/2012 academic year at our various properties during our leasing period, which typically begins in January and ends in August.

At these existing same store properties, operating expenses remained relatively constant at approximately $30.6 million for both three month periods ended June 30, 2011 and 2010.  During the three months ended June 30, 2011, we successfully reached resolution on property tax appeals for certain of our same store properties for tax years ranging from 2009-2011, which resulted in a decrease to property tax expense of approximately $0.6 million.  This decrease was offset by other general inflationary operating expense increases.  We anticipate that operating expenses for our same store property portfolio in 2011 will increase slightly as compared with 2010 as a result of general inflation.

On-Campus Participating Properties (“OCPP”) Operations

We had four participating properties containing 4,519 beds which were operating during both three month periods ended June 30, 2011 and 2010.  Revenues from our participating properties increased to $4.4 million during the three months ended June 30, 2011 from $4.1 million for the three months ended June 30, 2010, an increase of approximately $0.3 million.  This increase was primarily due to an increase in average rental rates for the 2010-2011 academic year as well as an increase in average occupancy from 42.6% for the three months ended June 30, 2010 to 44.3% for the three months ended June 30, 2011.  Occupancy at our on-campus participating properties is low during the summer months due to the expiration of the 9-month leases concurrent with the end of the spring semester.  We anticipate that revenues from our on-campus participating properties for the full year 2011 will increase slightly as a result of anticipated increases in both average rental rates and occupancy.

At these properties, operating expenses increased from $2.6 million for the three months ended June 30, 2010 to $2.9 million for the three months ended June 30, 2011, an increase of approximately $0.3 million.  This increase was primarily due to increased maintenance and payroll costs for the three months ended June 30, 2011.  We anticipate operating expenses to remain relatively flat in 2011 as a result of a utility refund of approximately $0.7 million received at one of the properties during the first quarter 2011.  We anticipate those savings to be offset by general inflationary increases.

Third Party Development Services Revenue

Third party development services revenue decreased by approximately $0.9 million, from $1.6 million during the three months ended June 30, 2010 to $0.7 million for the three months ended June 30, 2011.  This decrease was primarily related to the closing of bond financing and commencement of construction on our Edinboro Phase II project in June 2010, which provided an additional $1.0 million of revenue during the three months ended June 30, 2010 as compared to the same period this year.  During the three months ended June 30, 2011, we had four projects in progress with an average contractual fee of approximately $3.0 million, as compared to the three months ended June 30, 2010 in which we had four projects in progress with an average contractual fee of approximately $4.0 million.  Closing of additional third-party development projects during 2011 will be dependent upon the Company’s university clients obtaining project financing, which has been adversely affected by current capital market conditions.

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

Third Party Management Services Revenue

Third party management services revenue decreased by approximately $0.3 million from $2.1 million for the three months ended June 30, 2010 to $1.8 million for the three months ended June 30, 2011.  We experienced a decrease in management services revenue of approximately $0.5 million during the three months ended June 30, 2011 as a result of our September and November 2010 purchases of a 14-property portfolio from joint ventures in which we previously held a 10% interest.   We anticipate third party management services revenue to decrease in 2011 primarily as a result of the transaction discussed above.

General and administrative

General and administrative expenses increased by approximately $0.7 million, from $2.6 million during the three months ended June 30, 2010 to $3.3 million for the three months ended June 30, 2011.  This increase was primarily a result of additional salary and benefits expense, public company costs and other general inflationary factors.  We anticipate general and administrative expenses to increase in 2011 as a result of the factors discussed above.

Third Party Development and Management Services Expenses

Third party development and management services expenses decreased by approximately $0.2 million, from $2.8 million during the three months ended June 30, 2010 to $2.6 million for the three months ended June 30, 2011.  This decrease was primarily a result of less activity in our management services segment due to the 14 properties acquired in September and November 2010, from our joint ventures with Fidelity (hereinafter referred to as the “Fidelity Joint Ventures”) in which we previously held a 10% interest. We anticipate third-party development and management services expenses to decrease in 2011 as a result of the factor discussed above as well as an anticipated decrease in reserves recorded on predevelopment costs for third-party development projects and accounts receivable from third-party management contracts.

Depreciation and Amortization

Depreciation and amortization increased by approximately $4.7 million, from $17.1 million during the three months ended June 31, 2010 to $21.8 million for the three months ended June 30, 2011.  This increase was primarily due to the following items: (i) additional depreciation and amortization expense of approximately $3.6 million recorded during the three months ended June 30, 2011 related to the acquisition of a 14-property portfolio from two joint ventures in which we previously held a 10% interest in September and November 2010, and (ii) additional depreciation and amortization expense of approximately $0.7 million recorded during the three months ended June 30, 2011 related to the acquisition of two other properties in July and December 2010.  We expect depreciation and amortization expense to increase in 2011 as a result of properties acquired during 2010 and the anticipated completion of four owned development projects that are currently under construction and scheduled to open for occupancy in August 2011.

Interest Expense

Interest expense decreased by approximately $2.8 million, from $15.0 million during the three months ended June 30, 2010 to $12.2 million for the three months ended June 30, 2011.  We experienced a decrease in interest expense of approximately $1.7 million during the three months ended June 30, 2011 as compared to the same period in 2010 as a result of mortgage loans paid off during 2010 and 2011.  In addition, interest expense decreased as a result of an increase in capitalized interest of approximately $1.9 million during the three months ended June 30, 2011 as compared to the same period in 2010 due to the timing and volume of construction activities on our owned development projects during the respective periods.  These decreases were offset by additional interest of approximately $0.8 million incurred during the three months ended June 30, 2011 related to loans assumed on the 14 properties we purchased from two joint ventures in September and November 2010.  We expect interest expense to decrease in 2011 due to the payoff of mortgage debt in 2010 and 2011 and an increase in capitalized interest associated with our increased owned development activity, offset by additional interest expense incurred in connection with loans assumed on the 14 properties acquired from two joint ventures in 2010 and additional interest expense incurred from anticipated borrowings on our corporate-level debt.

Amortization of Deferred Financing Costs

Amortization of deferred financing costs increased approximately $0.3 million, from $1.0 million during the three months ended June 30, 2010 to $1.3 million for the three months ended June 30, 2011.  This increase was primarily due to an additional $0.2 million of finance cost amortization recorded during the three months ended June 30, 2011 in connection with finance costs paid upon the assumption of debt on the 14 properties acquired from two joint ventures in 2010.  In addition, $0.1 million of finance cost amortization was recorded during the three months ended June 30, 2011 associated with finance costs incurred in connection with a new $650 million credit facility entered into in May 2011.  We expect amortization of deferred financing costs to increase in 2011 as a result of the factors discussed above.

Loss from Unconsolidated Joint Ventures

Loss from unconsolidated joint ventures decreased approximately $0.7 million from approximately $0.7 million during the three months ended June 30, 2010 to $13,000 for the three months ended June 30, 2011.  This decrease was a result of our purchase of the full ownership interests in 14 joint venture properties from Fidelity in September and November 2010.

Discontinued Operations

Discontinued operations on the accompanying consolidated statements of operations includes the following properties:  (i) Cambridge at Southern, a wholly-owned property sold in March 2010 for a sale price of $19.5 million, (ii) Campus Walk – Oxford, a wholly-owned property sold in April 2010 for a sale price of $9.2 million, (iii) Villas on Apache, River Club Apartments and River Walk Townhomes, unencumbered wholly-owned properties sold in April 2011 for a combined sales price of $47.5 million, and (iv) Campus Club – Statesboro, an unencumbered wholly-owned property sold in May 2011 for a sales price of $34.5 million.  Refer to Note 4 in the accompanying Notes to Consolidated Financial Statements contained in Item 1 herein for a table summarizing the results of operations of the properties classified within discontinued operations.

Comparison of the Six Months Ended June 30, 2011 and June 30, 2010

The following table presents our results of operations for the six months ended June 30, 2011 and 2010, including the amount and percentage change in these results between the two periods:

	Six Months Ended June 30,
	2011	2010	Change ($)	Change (%)
Revenues:
Wholly-owned properties	$169,681	$134,175	$35,506	26.5%
On-campus participating properties	12,104	11,453	651	5.7%
Third party development services	4,582	2,202	2,380	108.1%
Third party management services	3,633	4,335	(702)	(16.2)%
Resident services	615	494	121	24.5%
Total revenues	190,615	152,659	37,956	24.9%

Operating expenses:
Wholly-owned properties	76,157	61,083	15,074	24.7%
On-campus participating properties	4,625	5,019	(394)	(7.9)%
Third party development and management services	5,313	5,895	(582)	(9.9)%
General and administrative	6,051	5,369	682	12.7%
Depreciation and amortization	43,342	33,858	9,484	28.0%
Ground/facility leases	1,814	1,324	490	37.0%
Total operating expenses	137,302	112,548	24,754	22.0%

Operating income	53,313	40,111	13,202	32.9%

Nonoperating income and (expenses):
Interest income	209	33	176	533.3%
Interest expense	(26,191)	(29,751)	3,560	(12.0)%
Amortization of deferred financing costs	(2,559)	(2,008)	(551)	27.4%
Loss from unconsolidated joint ventures	(25)	(2,125)	2,100	(98.8)%
Total nonoperating expenses	(28,566)	(33,851)	5,285	(15.6)%

Income before income taxes and discontinued operations	24,747	6,260	18,487	295.3%
Income tax provision	(285)	(285)	-	0.0%
Income from continuing operations	24,462	5,975	18,487	309.4%

Discontinued operations:
Income (loss) attributable to discontinued operations	1,025	(3,388)	4,413	(130.3)%
Gain (loss) from disposition of real estate	14,574	(3,705)	18,279	(493.4)%
Total discontinued operations	15,599	(7,093)	22,692	(319.9)%

Net income (loss)	40,061	(1,118)	41,179	(3,683.3)%
Net income attributable to noncontrolling interests	(908)	(303)	(605)	199.7%
Net income (loss) attributable to common shareholders	$39,153	$(1,421)	$40,574	(2,855.3)%

Wholly-Owned Properties Operations

Revenues from our wholly-owned properties for the six months ended June 30, 2011 compared to the six months ended June 30, 2010 increased by approximately $35.6 million primarily due to the acquisition of 14 properties from two of our unconsolidated joint ventures in September and November 2010, improved occupancy and rental rates for the 2010/2011 academic year and the acquisition of three properties in March, July and December 2010.  Operating expenses increased approximately $15.1 million for the six months ended June 30, 2011 as compared to the same period prior year, primarily due to the same factors which affected the increase in revenues.

New Property Operations.  Our new properties consist of the following: (i) 14 properties acquired in September and November 2010 from two joint ventures in which we previously held a 10% interest; (ii) 2nd Avenue Centre, acquired in December 2010; (iii) Sanctuary Lofts, acquired in July 2010; (iv) Campus Trails, a property that experienced significant property damage in April 2010 as a result of a fire in which 72 beds were destroyed and are currently in the process of being rebuilt; and (v) University Heights, acquired in March 2010.  These new properties contributed an additional $29.9 million of revenues and an additional $14.4 million of operating expenses during the six months ended June 30, 2011 as compared to the six months ended June 30, 2010.

Same Store Property Operations (Excluding New Property Activity).  Excluding four properties that were sold in April and May 2011 and are included in discontinued operations on the accompanying consolidated statements of operations, we had 74 properties containing 43,803 beds which were operating during both of the six month periods ended June 30, 2011 and 2010.  These properties produced revenues of $138.7 million and $133.0 million during the six months ended June 30, 2011 and 2010, respectively, an increase of approximately $5.7 million.  This increase was primarily due to an increase in average rental rates for the 2010-2011 academic year as well as an increase in average occupancy from 94.3% during the six months ended June 30, 2010 to 96.3% during the six months ended June 30, 2011.

At these existing same store properties, operating expenses increased approximately $0.7 million from $59.9 million for the six months ended June 30, 2010 to $60.6 million for the six months ended June 30, 2011.  This increase was primarily due to increased utility, maintenance and payroll costs incurred during the six months ended June 30, 2011 as compared with the same period prior year as a result of higher occupancy at the properties.  These increases were offset by a decrease to property tax expense for the six months ended June 30, 2011 due to the successful resolution of property tax appeals for certain of our same store properties for tax years ranging from 2009-2011.

On-Campus Participating Properties (“OCPP”) Operations

We had four participating properties containing 4,519 beds which were operating during both six month periods ended June 30, 2011 and 2010.  Revenues from our participating properties increased to $12.1 million during the six months ended June 30, 2011 from $11.5 million for the six months ended June 30, 2010, an increase of approximately $0.6 million.  This increase was primarily a result of an increase in average rental rates for the 2010-2011 academic year as well as an increase in average occupancy from 69.6% for the six months ended June 30, 2010 to 70.4% for the six months ended June 30, 2011.

At these properties, operating expenses decreased from $5.0 million for the six months ended June 30, 2010 to $4.6 million for the six months ended June 30, 2011, a decrease of approximately $0.4 million.  This decrease was primarily due to a utility refund of approximately $0.7 million received at one of the properties during the six months ended June 30, 2011 offset by increases in maintenance and payroll costs.

Third Party Development Services Revenue

Third party development services revenue increased by approximately $2.4 million, from $2.2 million during the six months ended June 30, 2010 to $4.6 million for the six months ended June 30, 2011.  This increase was primarily related to the closing of bond financing and commencement of construction of the Illinois State University and Northern Illinois University projects during the six months ended June 30, 2011, which in total contributed an additional $3.8 million to third party development services revenue during the period.  These increases were offset by lower fees recognized during the six months ended June 30, 2011 as compared to the same period prior year for our University of California, Irvine Phase III project, which completed construction and opened for occupancy in August 2010 and our Edinboro Phase II project which is anticipated to complete construction and open for occupancy in August 2011.  During the six months ended June 30, 2011, we had four projects in progress with an average contractual fee of approximately $3.0 million, as compared to the six months ended June 30, 2010 in which we had four projects in progress with an average contractual fee of approximately $4.0 million.

Third Party Management Services Revenue

Third party management services revenue decreased by approximately $0.7 million, from $4.3 million for the six months ended June 30, 2010 to $3.6 million for the six months ended June 30, 2011.  We experienced a decrease in management services revenue of approximately $0.9 million during the six months ended June 30, 2011 primarily as a result of our September and November 2010 purchases of a 14-property portfolio from joint ventures in which we previously held a 10% interest.

Third Party Development and Management Services Expenses

Third party development and management services expenses decreased by approximately $0.6 million, from $5.9 million during the six months ended June 30, 2010 to $5.3 million for the six months ended June 30, 2011.  This decrease was primarily a result of less activity in our management services segment due to the 14 properties acquired from our joint ventures with Fidelity in September and November 2010.

General and administrative

General and administrative expenses increased by approximately $0.7 million, from $5.4 million during the six months ended June 30, 2010 to $6.1 million for the six months ended June 30, 2011.  This increase was primarily a result of additional salary and benefits expense, public company costs and other general inflationary factors.

Depreciation and Amortization

Depreciation and amortization increased by approximately $9.5 million, from $33.8 million during the six months ended June 30, 2010 to $43.3 million for the six months ended June 30, 2011.  This increase was primarily due to the following items: (i) additional depreciation and amortization expense of approximately $7.1 million recorded during the six months ended June 30, 2011 related to the acquisition of a 14-property portfolio from two joint ventures in which we previously held a 10% interest in September and November 2010, and (ii) additional depreciation and amortization expense of approximately $1.4 million recorded during the six months ended June 30, 2011 related to the acquisition of three other properties in March, July and December 2010.

Ground/Facility Leases

Ground/facility leases expense increased by approximately $0.5 million, from $1.3 million during the six months ended June 30, 2010 to $1.8 million for the six months ended June 30, 2011.  This increase was primarily due to overall improvements in operations experienced at our on-campus participating properties, as well as a utility refund of approximately $0.7 million received at one of the properties during the six months ended June 30, 2011, which increased the University’s share of the cash flow available for distribution.

Interest Expense

Interest expense decreased by approximately $3.6 million, from $29.8 million during the six months ended June 30, 2010 to $26.2 million for the six months ended June 30, 2011.  We experienced a decrease in interest expense of approximately $2.9 million during the six months ended June 30, 2011 as compared to the same period in 2010 as a result of mortgage loans paid off during 2010 and 2011.  In addition, interest expense decreased as a result of an increase in capitalized interest of approximately $2.8 million during the six months ended June 30, 2011 as compared to the same period in 2010 due to the timing and volume of construction activities on our owned development projects during the respective periods.  These decreases were offset by additional interest of approximately $2.7 million incurred during the six months ended June 30, 2011 related to loans assumed on the 14 properties we purchased from two joint ventures in September and November 2010.

Amortization of Deferred Financing Costs

Amortization of deferred financing costs increased approximately $0.6 million from $2.0 million during the six months ended June 30, 2010 to $2.6 million for the six months ended June 30, 2011.  This increase was primarily due to an additional $0.4 million of finance cost amortization recorded during the six months ended June 30, 2011 in connection with finance costs paid upon the assumption of debt on the 14 properties acquired from two joint ventures in 2010.  In addition, $0.1 million of finance cost amortization was recorded during the six months ended June 30, 2011 associated with finance costs incurred in connection with a new $650 million credit facility entered into in May 2011.

Loss from Unconsolidated Joint Ventures

Loss from unconsolidated joint ventures decreased approximately $2.1 million from $2.1 million during the six months ended June 30, 2010 to $25,000 for the six months ended June 30, 2011.  This decrease was due to the following items: (i) a $1.6 million decrease in our share of the loss from the joint ventures with Fidelity as a result of our purchase of the full ownership interests in 14 joint venture properties in September and November 2010, and (ii) a $0.5 million decrease in our share of the loss from the Hampton Roads military housing joint venture as a result of us discontinuing the application of the equity method for our investment in this joint venture.

Discontinued Operations

Discontinued operations on the accompanying consolidated statements of operations includes the following properties:  (i) Cambridge at Southern, a wholly-owned property sold in March 2010 for a sale price of $19.5 million, (ii) Campus Walk – Oxford, a wholly-owned property sold in April 2010 for a sale price of $9.2 million, (iii) Villas on Apache, River Club Apartments and River Walk Townhomes, unencumbered wholly-owned properties sold in April 2011 for a combined sales price of $47.5 million, and (iv) Campus Club – Statesboro, an unencumbered wholly-owned property sold in May 2011 for a sales price of $34.5 million.  Refer to Note 4 in the accompanying Notes to Consolidated Financial Statements contained in Item 1 herein for a table summarizing the results of operations of the properties classified within discontinued operations.

Cash Flows

Comparison of Six Months Ended June 30, 2011 and 2010

Operating Activities

For the six months ended June 30, 2011, net cash provided by operating activities was approximately $51.6 million, as compared to approximately $45.9 million for the six months ended June 30, 2010, an increase of approximately $5.7 million.  This increase in cash provided by operating activities was primarily due to operating cash flows provided from the timing of the acquisition of 17 properties in 2010 and improved operations at our same store wholly-owned properties offset by an increase in pre-development costs related to our owned development projects that have not yet commenced construction.

Investing Activities

For the six months ended June 30, 2011 and 2010, our cash utilized in investing activities was comprised of the following:

	Six Months Ended June 30,
	2011	2010
Property dispositions	$80,883	$2,115
Property and land acquisitions	(7,970)	(17,213)
Capital expenditures for wholly-owned properties	(9,258)	(10,254)
Investment in wholly-owned properties under development	(71,342)	(4,769)
Capital expenditures for on-campus participating properties	(907)	(224)
Purchase of corporate furniture, fixtures, and equipment	(727)	(436)
Change in restricted cash related to capital reserves	635	(2,330)
Cash paid for increased ownership in consolidated subsidiaries	(3,275)	-
Proceeds from insurance settlement	1,546	-
Total	$(10,415)	$(33,111)

Investing activities utilized approximately $10.4 million and $33.1 million for the six months ended June 30, 2011 and 2010, respectively.  The $22.7 million decrease in cash utilized in investing activities during the six months ended June 30, 2011 related primarily to a $78.8 million increase in net proceeds received from property dispositions.  Four unencumbered wholly-owned properties were sold during the six months ended June 30, 2011 as compared to two encumbered wholly-owned properties during the six months ended June 30, 2010.  In addition, we experienced a $9.2 million decrease in cash paid for property and land acquisitions, as we used approximately $9.6 million in cash to acquire a property from one of the joint ventures with Fidelity in March 2010.  These decreases in cash utilized in investing activities were offset by a $66.6 million increase in cash used to fund the construction of our wholly-owned development properties.  During the six months ended June 30, 2011, eleven wholly-owned properties were under development, of which four are scheduled for completion in August 2011, while two wholly-owned properties were in the early stages of development during the six months ended June 30, 2010.  In addition, we used approximately $3.3 million in cash during the six months ended June 30, 2011 to acquire the remaining noncontrolling interest from third party partners in joint ventures that own and operate two wholly-owned properties.

Financing Activities

Cash used for financing activities totaled approximately $106.4 million and $58.0 million for the six months ended June 30, 2011 and 2010, respectively.  The $48.4 million increase in cash used for financing activities was primarily a result of the following: (i) a $73.6 million increase in cash used to pay-off mortgage debt, as we paid off approximately $125.5 million in mortgage loans during the six months ended June 30, 2011 as compared to approximately $51.9 million during the six months ended June 30, 2010; (ii) a $65.0 million increase in paydowns on our secured credit facilities by using proceeds received from property dispositions; (iii) a $10.2 million increase in distributions to stockholders during the six months ended June 30, 2011, as a result of the issuance of common stock in connection with our August 2010 equity offering and our ATM Equity Program, and (iv) a $6.7 million increase in debt issuance costs as a result of $6.4 million paid to close on a combined $650 million credit facility in May 2011 and $0.3 million in fees paid in May 2011 to obtain construction financing for two wholly-owned development projects.  These items were offset by a $74.8 million increase in net proceeds raised under our ATM Equity Program during the six months ended June 30, 2011 and a $29.9 million increase in proceeds received from our secured revolving credit facility.

Liquidity and Capital Resources

Cash Balances and Liquidity

As of June 30, 2011, excluding our on-campus participating properties, we had $63.4 million in cash and cash equivalents and restricted cash as compared to $131.5 million in cash and cash equivalents and restricted cash as of December 31, 2010.  Restricted cash primarily consists of escrow accounts held by lenders and resident security deposits, as required by law in certain states.  The decrease in cash and cash equivalents was primarily due to the use of cash to pay off $125.5 million of fixed-rate mortgage debt and $71.3 million used to fund development costs on our 11 wholly-owned development projects, offset by $82.3 million of net proceeds raised under our ATM Equity Program and $80.9 million received from property dispositions.

As of June 30, 2011, our short-term liquidity needs included, but were not limited to, the following: (i) anticipated distribution payments to our common and restricted stockholders totaling approximately $94.6 million based on an assumed annual cash distribution of $1.35 per share based on the number of our shares outstanding as of June 30, 2011, (ii) anticipated distribution payments to our Operating Partnership unitholders totaling approximately $1.4 million based on an assumed annual distribution of $1.35 per common unit of limited partnership interest (“Common Unit”) and a cumulative preferential per annum cash distribution rate of 5.99% on our preferred units of limited partnership interest (“Series A Preferred Units”) based on the number of units outstanding as of June 30, 2011, (iii) the pay-off of approximately $90.6 million of fixed-rate mortgage debt scheduled to mature during the next 12 months, (iv) estimated development costs over the next 12 months totaling approximately $126.3 million for 11 wholly-owned properties currently under construction, (v) funds for other development projects scheduled to commence construction during the next 12 months, and (vi) potential future property acquisitions.

We expect to meet our short-term liquidity requirements by (i) borrowing under our existing credit facilities discussed below, (ii) potentially disposing of properties depending on market conditions, (iii) issuing securities, including common stock, under our $150 million ATM Equity Program, and (iv) utilizing net cash provided by operations.

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

Unsecured Credit Facility

In May 2011, we entered into a Third Amended and Restated Credit Agreement (the “Credit Facility”).  Pursuant to the new Credit Facility, our $225 million senior secured revolving credit facility was increased in size to a $450 million unsecured facility, which may be expanded by up to an additional $150 million upon the satisfaction of certain conditions.  In addition, the maturity date of the amended facility was extended to May 20, 2014, and can be extended for an additional 12 months to May 20, 2015, subject to the satisfaction of certain conditions.  Also in connection with the execution of the new Credit Facility, our $100 million senior secured term loan was repaid in its entirety and replaced with a new $200 million unsecured term loan with a maturity date of May 20, 2015, which may be extended at our option to May 20, 2016 subject to the satisfaction of certain conditions.

Each loan bears interest at a variable rate, at our option, based upon a base rate or one-, two-, three- or six-month LIBOR, plus, in each case, a spread based upon our total leverage.  We entered into interest rate swaps that effectively fix the interest rate to 3.8% (1.8% + 2.0% spread) on $100 million of the $200 million outstanding balance of the new unsecured term loan.  Refer to Note 12 in the accompanying Notes to Consolidated Financial Statements contained in Item 1 herein for a more detailed discussion of our derivative instruments and hedging activities.  The remaining $100 million balance of the unsecured term loan continues to bear interest at a variable rate (2.2% as of June 30, 2011).  Availability under the revolving credit facility is limited to an “aggregate borrowing base amount” equal to 60% of the value of our unencumbered properties, calculated as set forth in the Credit Facility.  Additionally, we are required to pay an unused commitment fee ranging from 0.25% to 0.35% per annum, based on the outstanding balance under the revolving credit facility.  As of June 30, 2011, there was no outstanding balance on the revolving credit facility and availability under the combined Credit Facility totaled approximately $444.5 million.

The terms of the Credit Facility include certain restrictions and covenants, which limit, among other items, the incurrence of additional indebtedness, liens, and the disposition of assets.  The facility contains customary affirmative and negative covenants and also contains financial covenants that, among other things, require us to maintain certain minimum ratios of "EBITDA" (earnings before interest, taxes, depreciation and amortization) to fixed charges and total indebtedness.  We may not pay distributions that exceed a specified percentage of funds from operations, as adjusted, for any four consecutive quarters.  The financial covenants also include consolidated net worth and leverage ratio tests.  As of June 30, 2011, we were in compliance with all such covenants.

Secured Agency Facility

We have a $125 million secured revolving credit facility with a Freddie Mac lender.  The facility has a five-year term and is currently secured by 10 properties referred to as the “Collateral Pool.”  The facility bears interest at one- or three-month LIBOR plus a spread that varies based on the debt service ratio of the Collateral Pool.  Additionally, we are required to pay an unused commitment fee of 1.0% per annum.  During the three months ended June 30, 2011 we paid down $5.0 million of the balance on this facility, and as of June 30, 2011, the balance outstanding on the facility totaled $96.0 million, bearing interest at a weighted average annual rate of 2.2%.  The secured agency facility includes some, but not all, of the same financial covenants as the secured revolving credit facility, described above.

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

On August 3, 2011, we declared a second quarter 2011 distribution per share of $0.3375, which will be paid on August 29, 2011 to all common stockholders of record as of August 15, 2011.  At the same time, the Operating Partnership will pay an equivalent amount per unit to holders of Common Units, as well as the quarterly cumulative preferential distribution to holders of Series A Preferred Units.

Pre-Development Expenditures

Our third-party and owned development activities have historically required us to fund pre-development expenditures such as architectural fees, permits and deposits.  The closing and/or commencement of construction of these development projects is subject to a number of risks such as our inability to obtain financing on favorable terms and delays or refusals in obtaining necessary zoning, land use, building, and other required governmental permits and authorizations  As such, we cannot always predict accurately the liquidity needs of these activities.  We frequently incur these pre-development expenditures before a financing commitment and/or required permits and authorizations have been obtained.  Accordingly, we bear the risk of the loss of these pre-development expenditures if financing cannot ultimately be arranged on acceptable terms or we are unable to successfully obtain the required permits and authorizations.  Historically, our third-party and owned development projects have been successfully structured and financed; however, these developments have at times been delayed beyond the period initially scheduled, causing revenue to be recognized in later periods.  As of June 30, 2011, we have deferred approximately $9.5 million in pre-development costs related to third-party and owned development projects that have not yet commenced construction.

Indebtedness

As of June 30, 2011, we had approximately $1,200.6 million of outstanding consolidated indebtedness (excluding net unamortized debt discounts and debt premiums of approximately $5.9 million and $12.9 million, respectively), comprised of a $200.0 million balance on our unsecured term loan, $96.0 million balance on our secured agency facility, $822.9 million in mortgage loans secured by our wholly-owned properties, $32.3 million in mortgage loans secured by two phases of an on-campus participating property, and $49.4 million in bond issuances secured by three of our on-campus participating properties.  The weighted average interest rate on our consolidated indebtedness as of June 30, 2011 was 5.01% per annum.  As of June 30, 2011, approximately 16.3% of our total consolidated indebtedness was variable rate debt, comprised of our secured agency facility and $100 million of our $200 million unsecured term loan balance that is not hedged to interest rate swaps.

Wholly-Owned Properties

The weighted average interest rate of the $822.9 million of wholly-owned mortgage debt was 5.61% per annum as of June 30, 2011.  Each of the mortgage loans is a non-recourse obligation subject to customary exceptions.  Each of these mortgages has a 30-year amortization, and none are cross-defaulted or cross-collateralized to any other indebtedness.  The loans generally may not be prepaid prior to maturity; in certain cases prepayment is allowed, subject to prepayment penalties.

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

The Cullen Oaks Phase I and Phase II on-campus participating properties are currently encumbered by mortgage loans with balances as of June 30, 2011 of approximately $16.1 million and $16.2 million, respectively.  The loans mature in February 2014 and bear interest at a rate of LIBOR plus 1.35%.  In connection with these loans, we entered into an interest rate swap agreement effective February 15, 2007 through February 15, 2014, that is designated to hedge our exposure to fluctuations on interest payments attributed to changes in interest rates associated with payments on the loans.  Under the terms of the interest rate swap agreement, we pay a fixed rate of 6.69% per annum and receive a floating rate of LIBOR plus 1.35%.  Pursuant to the Leases, in the event the leasehold estate does not achieve Financial Break Even (defined as revenues less operating expenses, excluding management fees, less debt service), the applicable Lessor would be required to make a rental payment, also known as the Contingent Payment, sufficient to achieve Financial Break Even.  The Contingent Payment provision remains in effect until such time as any financing placed on the facilities would receive an investment grade rating without the Contingent Payment provision.  In the event that the Lessor is required to make a Contingent Payment, future net cash flow distributions would be first applied to repay such Contingent Payments and then to unpaid management fees prior to normal distributions.  We have guaranteed payment of this property’s indebtedness.

The weighted average interest rate of the indebtedness encumbering our on-campus participating properties was 7.18% at June 30, 2011.

Off Balance Sheet Items

As discussed in Note 14 in the accompanying Notes to Consolidated Financial Statements contained in Item 1 herein, we continue to hold a 10% equity interest in an unconsolidated joint venture with mortgage debt outstanding of approximately $18.2 million as of June 30, 2011.  Our Operating Partnership serves as non-recourse, carve-out guarantor of this debt, which means we are liable to the lender for any loss, damage, cost, expense, liability, claim or other obligation incurred by the lender arising out of or in connection with certain non-recourse exceptions in connection with the debt.  Pursuant to the limited liability company agreement, the joint venture agreed to indemnify, defend and hold harmless the Operating Partnership with respect to such obligations, except to the extent such obligations were caused by the willful misconduct, gross negligence, fraud or bad faith of the Operating Partnership or its employees, agents or affiliates.

Funds From Operations (“FFO”)

The National Association of Real Estate Investment Trusts ("NAREIT") currently defines FFO as net income or loss attributable to common shares computed in accordance with generally accepted accounting principles ("GAAP"), excluding gains or losses from depreciable operating property sales, plus real estate depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.  We present FFO because we consider it an important supplemental measure of our operating performance and believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of REITs, many of which present FFO when reporting their results.  FFO excludes GAAP historical cost depreciation and amortization of real estate and related assets, which assumes that the value of real estate diminishes ratably over time.  Historically, however, real estate values have risen or fallen with market conditions.  We therefore believe that FFO provides a performance measure that, when compared year over year, reflects the impact to operations from trends in occupancy rates, rental rates, operating costs, and interest costs, among other items, providing perspective not immediately apparent from net income.  We compute FFO in accordance with standards established by the Board of Governors of NAREIT in its March 1995 White Paper (as amended in November 1999 and April 2002), which may differ from the methodology for calculating FFO utilized by other equity REITs and, accordingly, may not be comparable to such other REITs.

We also believe it is meaningful to present a measure we refer to as FFO-Modified, or FFOM, which reflects certain adjustments related to the economic performance of our on-campus participating properties.  Under our participating ground leases, we and the participating university systems each receive 50% of the properties’ net cash available for distribution after payment of operating expenses, debt service (which includes significant amounts towards repayment of principal) and capital expenditures.  A substantial portion of our revenues attributable to these properties is reflective of cash that is required to be used for capital expenditures and for the amortization of applicable property indebtedness. These amounts do not increase our economic interest in these properties or otherwise benefit us since our interest in the properties terminates upon the repayment of the applicable property indebtedness.  Therefore, unlike the ownership of our wholly-owned properties, the unique features of our ownership interest in our on-campus participating properties cause the value of these properties to diminish over time.   For example, since the ground/facility leases under which we operate the participating properties require the reinvestment from operations of specified amounts for capital expenditures and for the repayment of debt while our interest in these properties terminates upon the repayment of the debt, such capital expenditures do not increase the value of the property to us and mortgage debt amortization only increases the equity of the ground lessor. Accordingly, we believe it is meaningful to modify FFO to exclude the operations of our on-campus participating properties and to consider their impact on our performance by including only that portion of our revenues from those properties that are reflective of our share of net cash flow and the management fees that we receive, both of which increase and decrease with the operating performance of the properties.  This narrower measure of performance measures our profitability for these properties in a manner that is similar to the measure of our profitability from our services business where we similarly incur no initial or ongoing capital investment in a property and derive only consequential benefits from capital expenditures and debt amortization. We believe, however, that this narrower measure of performance is inappropriate in traditional real estate ownership structures where debt amortization and capital expenditures enhance the property owner’s long-term profitability from its investment.  We also exclude impairment charges from FFOM, as we believe the inclusion of such charges is inconsistent with the treatment of gains and losses on the disposition of real estate, which are not included in FFO.  Additionally, we believe that excluding impairment charges from FFOM more appropriately presents the operating performance of the Company's real estate investments on a comparative basis.

Our FFOM may have limitations as an analytical tool because it reflects the contractual calculation of net cash flow from our on-campus participating properties, which is unique to us and is different from that of our owned off-campus properties.  Companies that are considered to be in our industry may not have similar ownership structures; and therefore those companies may not calculate FFOM in the same manner that we do, or at all, limiting its usefulness as a comparative measure. We compensate for these limitations by relying primarily on our GAAP and FFO results and using FFOM only supplementally.  Further, FFO and FFOM do not represent amounts available for management’s discretionary use because of needed capital replacement or expansion, debt service obligations or other commitments and uncertainties.  FFO and FFOM should not be considered as alternatives to net income or loss computed in accordance with GAAP as an indicator of our financial performance, or to cash flow from operating activities computed in accordance with GAAP as an indicator of our liquidity, nor are these measures indicative of funds available to fund our cash needs, including our ability to pay dividends or make distributions.

The following table presents a reconciliation of our net income (loss) attributable to common shareholders to FFO and FFOM:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income (loss) attributable to common shareholders	$21,740	$768	$39,153	$(1,421)
Noncontrolling interests	441	169	908	303
(Gain) loss from disposition of real estate	(14,574)	59	(14,574)	3,705
Loss from unconsolidated joint ventures	13	711	25	2,125
FFO from unconsolidated joint ventures (1)	3	(437)	7	(1,244)
Real estate related depreciation and amortization	21,745	17,410	43,652	34,848
Funds from operations (“FFO”)	29,368	18,680	69,171	38,316

Elimination of operations of on-campus participating properties and unconsolidated joint venture:
Net loss (income) from on-campus participating properties	1,296	1,435	(1,346)	(710)
Amortization of investment in on-campus participating properties	(1,109)	(1,080)	(2,207)	(2,159)
FFO from Hampton Roads unconsolidated joint venture (2)	-	-	-	160
	29,555	19,035	65,618	35,607
Modifications to reflect operational performance of on- campus participating properties:
Our share of net cash flow (3)	433	486	1,274	792
Management fees	205	188	555	521
Impact of on-campus participating properties	638	674	1,829	1,313
Elimination of provision for asset impairment-wholly-owned property (4)	-	-	-	4,036
Elimination of provision for asset impairments-unconsolidated joint ventures (5)	-	632	-	1,414
Funds from operations – modified (“FFOM”)	$30,193	$20,341	$67,447	$42,370

FFO per share – diluted	$0.42	$0.35	$1.00	$0.71

FFOM per share – diluted	$0.43	$0.38	$0.97	$0.78

Weighted average common shares outstanding – diluted	70,233,419	54,139,051	69,426,684	54,124,104

(1)
Represents our share of the FFO from three joint ventures in which we are or were a noncontrolling partner.  Includes the Hampton Roads Military Housing joint venture in which we have a minimal economic interest as well as our 10% noncontrolling interest in two joint ventures with Fidelity formed or assumed as part of our acquisition of GMH Communities Trust (“GMH”).  In September and November 2010, we purchased Fidelity’s 90% interest in 14 joint venture properties.  Subsequent to the acquisition, the 14 properties are now wholly-owned and are consolidated by us.  One property was not acquired and will continue to be owned by one of the joint ventures with Fidelity.

(2)
Our share of the FFO from the Hampton Roads Military unconsolidated joint venture is excluded from the calculation of FFOM, as management believes this amount does not accurately reflect the company’s participation in the economics of the transaction.

(3)
50% of the properties’ net cash available for distribution after payment of operating expenses, debt service (including repayment of principal) and capital expenditures. Represents amounts accrued for the interim periods.

(4)	Represents an impairment charge recorded during the three months ended March 31, 2010 for Campus Walk – Oxford, a property that was sold in April 2010.

(5)	Represents our share of impairment charges recorded during the three and six months ended June 30, 2010 for the three properties owned through our unconsolidated joint ventures with Fidelity.

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

PART II.   OTHER INFORMATION

Item 6.  Exhibits

Exhibit Number	Description of Document
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	August 8, 2011

AMERICAN CAMPUS COMMUNITIES, INC.

By:	/s/ William C. Bayless, Jr.

William C. Bayless, Jr. President and Chief Executive Officer

By:	/s/ Jonathan A. Graf

Jonathan A. Graf Executive Vice President, Chief Financial Officer, Treasurer and Secretary