Form 10-Q
period 2011-09-30
AMERICAN CAMPUS COMMUNITIES INC
filed 2011-11-08
CIK 1283630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011.

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

There were 70,856,522 shares of American Campus Communities, Inc.’s common stock with a par value of $0.01 per share outstanding as of the close of business on October 28, 2011.

FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2011

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30, 2011	December 31, 2010
	(unaudited)
Assets

Investments in real estate:
Wholly-owned properties, net	$2,513,546	$2,433,844
On-campus participating properties, net	60,525	62,486
Investments in real estate, net	2,574,071	2,496,330

Cash and cash equivalents	28,499	113,507
Restricted cash	24,168	26,764
Student contracts receivable, net	7,296	5,736
Other assets	71,441	51,147

Total assets	$2,705,475	$2,693,484

Liabilities and equity

Liabilities:
Secured mortgage, construction and bond debt	$887,158	$1,144,103
Unsecured term loan	200,000	-
Senior secured term loan	-	100,000
Unsecured revolving credit facility	34,000	-
Secured agency facility	116,000	101,000
Accounts payable and accrued expenses	37,307	34,771
Other liabilities	77,006	61,011
Total liabilities	1,351,471	1,440,885

Commitments and contingencies (Note 14)

Redeemable noncontrolling interests	37,715	34,704

Equity:
American Campus Communities, Inc. stockholders’ equity:
Common stock, $.01 par value, 800,000,000 shares authorized, 70,856,522 and 66,875,663 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	706	667
Additional paid in capital	1,594,373	1,468,179
Accumulated earnings and dividends	(278,322)	(249,381)
Accumulated other comprehensive loss	(4,108)	(5,503)
Total American Campus Communities, Inc. stockholders’ equity	1,312,649	1,213,962
Noncontrolling interests	3,640	3,933
Total equity	1,316,289	1,217,895

Total liabilities and equity	$2,705,475	$2,693,484

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues:
Wholly-owned properties	$88,496	$72,314	$258,177	$206,489
On-campus participating properties	5,011	4,654	17,115	16,107
Third party development services	1,568	6,056	6,150	8,258
Third party management services	1,794	2,274	5,427	6,609
Resident services	407	437	1,022	931
Total revenues	97,276	85,735	287,891	238,394

Operating expenses:
Wholly-owned properties	49,852	39,893	126,009	100,976
On-campus participating properties	2,870	2,857	7,495	7,876
Third party development and management services	2,488	2,754	7,801	8,649
General and administrative	2,880	3,716	8,931	9,085
Depreciation and amortization	22,205	19,260	65,547	53,118
Ground/facility leases	810	888	2,624	2,212
Total operating expenses	81,105	69,368	218,407	181,916

Operating income	16,171	16,367	69,484	56,478

Nonoperating income and (expenses):
Interest income	166	42	375	75
Interest expense	(13,203)	(15,242)	(39,394)	(44,993)
Amortization of deferred financing costs	(1,226)	(1,238)	(3,785)	(3,246)
Loss from unconsolidated joint ventures	(42)	(9)	(67)	(2,134)
Other nonoperating income	-	3,901	-	3,901
Total nonoperating expenses	(14,305)	(12,546)	(42,871)	(46,397)

Income before income taxes and discontinued operations	1,866	3,821	26,613	10,081
Income tax provision	(88)	(143)	(373)	(428)
Income from continuing operations	1,778	3,678	26,240	9,653

Discontinued operations:
Income (loss) attributable to discontinued operations	14	408	1,039	(2,980)
Gain (loss) from disposition of real estate	-	-	14,574	(3,705)
Total discontinued operations	14	408	15,613	(6,685)

Net income	1,792	4,086	41,853	2,968
Net income attributable to noncontrolling interests	(151)	(181)	(1,059)	(484)
Net income attributable to common shareholders	$1,641	$3,905	$40,794	$2,484

Net income per share attributable to common shareholders - basic and diluted:
Income from continuing operations per share	$0.02	$0.05	$0.36	$0.15
Net income per share	$0.02	$0.06	$0.58	$0.03

Weighted-average common shares outstanding:
Basic	70,008,276	59,165,472	68,551,434	54,604,300
Diluted	70,561,514	60,794,968	69,120,438	56,295,937

Distributions declared per common share	$0.3375	$0.3375	$1.0125	$1.0125

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(unaudited, in thousands, except share data)

	Common Shares	Par Value of Common Shares	Additional Paid in Capital	Accumulated Earnings and Dividends	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
Equity, December 31, 2010	66,875,663	$667	$1,468,179	$(249,381)	$(5,503)	$3,933	$1,217,895

Net proceeds from sale of common stock	3,813,736	38	131,092	-	-	-	131,130
Adjustments to reflect redeemable noncontrolling interests at fair value	-	-	(4,955)	-	-	-	(4,955)
Amortization of restricted stock awards	-	-	3,164	-	-	-	3,164
Vesting of restricted stock awards	102,522	-	(1,269)	-	-	-	(1,269)
Distributions to common and restricted stockholders	-	-	-	(69,735)	-	-	(69,735)
Distributions to joint venture partners	-	-	-	-	-	(328)	(328)
Conversion of common units to common stock	64,601	1	1,101	-	-	-	1,102
Increase in ownership of consolidated subsidiaries	-	-	(2,939)	-	-	(336)	(3,275)
Comprehensive income:
Change in fair value of interest rate swaps	-	-	-	-	1,395	-	1,395
Net income	-	-	-	40,794	-	371	41,165
Total comprehensive income							42,560
Equity, September 30, 2011	70,856,522	$706	$1,594,373	$(278,322)	$(4,108)	$3,640	$1,316,289

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2011	2010
Operating activities
Net income	$41,853	$2,968
Adjustments to reconcile net income to net cash provided by operating activities:
(Gain) loss from disposition of real estate	(14,574)	3,705
Non-cash gain on remeasurement of equity method investment	-	(3,901)
Provision for asset impairment	-	4,036
Depreciation and amortization	66,581	55,596
Amortization of deferred financing costs and debt premiums/discounts	61	2,919
Share-based compensation	3,279	2,834
Loss from unconsolidated joint ventures	67	2,134
Distributions received from unconsolidated joint ventures	-	180
Income tax provision	373	428
Changes in operating assets and liabilities:
Restricted cash	(1,406)	4,801
Student contracts receivable, net	(1,557)	(3,639)
Other assets	(10,171)	(3,780)
Accounts payable and accrued expenses	908	3,420
Other liabilities	8,453	8,719
Net cash provided by operating activities	93,867	80,420
Investing activities
Cash paid for increased ownership in consolidated subsidiaries	(3,275)	-
Net proceeds from disposition of real estate	80,383	2,115
Cash paid for land and property acquisitions	(55,081)	(111,940)
Investments in wholly-owned properties	(140,303)	(34,785)
Investments in on-campus participating properties	(1,370)	(855)
Investments in mezzanine loans	(11,600)	-
Change in restricted cash related to capital reserves	1,031	765
Proceeds from insurance settlement	1,907	-
Investment in unconsolidated joint venture	-	(446)
Purchase of corporate furniture, fixtures and equipment	(893)	(925)
Net cash used in investing activities	(129,201)	(146,071)
Financing activities
Proceeds from sale of common stock	133,729	388,871
Offering costs	(2,246)	(15,809)
Proceeds from unsecured term loan	200,000	-
Pay-off of secured term loan	(100,000)	-
Proceeds from credit facilities	139,000	61,800
Paydowns of credit facilities	(90,000)	(54,800)
Pay-off of mortgage and construction loans	(244,991)	(110,662)
Principal payments on debt	(6,966)	(8,969)
Debt issuance and assumption costs	(6,765)	(1,759)
Distributions to common and restricted stockholders	(69,735)	(53,874)
Redemption of Common Units	(306)	-
Distributions to noncontrolling partners	(1,394)	(1,575)
Net cash (used in) provided by financing activities	(49,674)	203,223
Net change in cash and cash equivalents	(85,008)	137,572
Cash and cash equivalents at beginning of period	113,507	66,093
Cash and cash equivalents at end of period	$28,499	$203,665
Supplemental disclosure of non-cash investing and financing activities
Loans assumed in connection with property acquisitions	$-	$(200,987)
Change in fair value of derivative instruments, net	$1,395	$(2,187)
Supplemental disclosure of cash flow information
Interest paid	$49,223	$45,826

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

As of September 30, 2011, the Company’s property portfolio contained 111 properties with approximately 68,400 beds in approximately 21,700 apartment units.  The Company’s property portfolio consisted of 98 owned off-campus student housing properties that are in close proximity to colleges and universities, eight American Campus Equity (“ACE®”) properties operated under ground/facility leases with five university systems, four on-campus participating properties operated under ground/facility leases with the related university systems, and one property containing a retail shopping center which the Company plans to redevelop into a mixed-use development including both student housing and retail.  Of the 111 properties, nine were under development as of September 30, 2011, and when completed will consist of a total of approximately 5,900 beds in approximately 1,700 units.  The Company’s communities contain modern housing units and are supported by a resident assistant system and other student-oriented programming, with many offering resort-style amenities.

Through the Company’s taxable REIT subsidiaries (“TRS”), it also provides construction management and development services, primarily for student housing properties owned by colleges and universities, charitable foundations, and others.  As of September 30, 2011, the Company provided third-party management and leasing services for 32 properties (nine of which the Company served as the third-party developer and construction manager) that represented approximately 24,200 beds in approximately 9,600 units, and one joint venture property in which we own a noncontrolling interest with approximately 600 beds in approximately 200 units.  Third-party management and leasing services are typically provided pursuant to management contracts that have initial terms that range from one to five years.  As of September 30, 2011, the Company’s total owned, joint venture and third-party managed portfolio included 144 properties with approximately 93,200 beds in approximately 31,500 units.

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

Project costs directly associated with the development and construction of an owned real estate project, which include interest, property taxes, and amortization of deferred finance costs, are capitalized as construction in progress.  Upon completion of the project, costs are transferred into the applicable asset category and depreciation commences.  Interest totaling approximately $1.7 million and $0.3 million was capitalized during the three months ended September 30, 2011 and 2010, respectively, and $4.8 million and $0.5 million was capitalized during the nine months ended September 30, 2011 and 2010, respectively.  Amortization of deferred financing costs totaling approximately $0.1 million and $-0- was capitalized as construction in progress during the three months ended September 30, 2011 and 2010, respectively, and $0.2 million and $-0- was capitalized as construction in progress during the nine months ended September 30, 2011 and 2010, respectively.

Management assesses whether there has been an impairment in the value of the Company’s investments in real estate whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Impairment is recognized when estimated expected future undiscounted cash flows are less than the carrying value of the property.  The estimation of expected future net cash flows is inherently uncertain and relies on assumptions regarding current and future economics and market conditions.  If such conditions change, then an adjustment to the carrying value of the Company’s long-lived assets could occur in the future period in which the conditions change.  To the extent that a property is impaired, the excess of the carrying amount of the property over its estimated fair value is charged to earnings. The Company believes that there were no impairments of the carrying values of its investments in real estate as of September 30, 2011.

Intangible Assets

In connection with property acquisitions completed in 2011 and 2010 and the acquisition of GMH Communities Trust (“GMH”) in June 2008, the Company capitalized approximately $8.0 million related to management’s estimate of the fair value of the in-place leases assumed.  These intangible assets are amortized on a straight-line basis over the average remaining term of the underlying leases.  Amortization expense was approximately $0.9 million and $0.4 million for the three months ended September 30, 2011 and 2010, respectively, and approximately $3.8 million and $0.6 million for the nine months ended September 30, 2011 and 2010, respectively.

In 2008, the Company also capitalized $1.5 million related to management’s estimate of the fair value of third-party management contracts acquired from GMH.  These intangible assets are amortized on a straight-line basis over a period of three years.  Amortization expense related to these acquired management contracts was $-0- and approximately $0.1 million for the three months ended September 30, 2011 and 2010, respectively, and approximately $0.2 million and $0.4 million for the nine months ended September 30, 2011 and 2010, respectively.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accumulated amortization at September 30, 2011 and December 31, 2010 was approximately $8.1 million and $4.7 million, respectively.  Intangible assets, net of amortization, are included in other assets on the accompanying consolidated balance sheets and amortization of intangible assets is included in depreciation and amortization expense in the accompanying consolidated statements of operations.  See Note 3 herein for a detailed discussion of the property acquisitions completed during 2011 and 2010.

Third-Party Development Services Revenue and Costs

Pre-development expenditures such as architectural fees, permits and deposits associated with the pursuit of third-party and owned development projects are expensed as incurred, until such time that management believes it is probable that the contract will be executed and/or construction will commence.  Because the Company frequently incurs these pre-development expenditures before a financing commitment and/or required permits and authorizations have been obtained, the Company bears the risk of loss of these pre-development expenditures if financing cannot ultimately be arranged on acceptable terms or the Company is unable to successfully obtain the required permits and authorizations.  As such, management evaluates the status of third-party and owned projects that have not yet commenced construction on a periodic basis and expenses any deferred costs related to projects whose current status indicates the commencement of construction is unlikely and/or the costs may not provide future value to the Company in the form of revenues.  Such write-offs are included in third-party development and management services expenses (in the case of third-party development projects) or general and administrative expenses (in the case of owned development projects) on the accompanying consolidated statements of operations.  As of September 30, 2011, the Company has deferred approximately $13.9 million in pre-development costs related to third-party and owned development projects that have not yet commenced construction.  Such costs are included in other assets on the accompanying consolidated balance sheets.

Earnings per Share

Basic earnings per share is computed using net income attributable to common shareholders and the weighted average number of shares of the Company’s common stock outstanding during the period.  Diluted earnings per share reflect common shares issuable from the assumed conversion of common and preferred Operating Partnership units and common share awards granted.  Only those items having a dilutive impact on basic earnings per share are included in diluted earnings per share.

The following potentially dilutive securities were outstanding for the three and nine months ended September 30, 2011 and 2010, respectively, but were not included in the computation of diluted earnings per share because the effects of their inclusion would be anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Common Operating Partnership units (Note 7)	904,826	-	917,749	-
Preferred Operating Partnership units (Note 7)	114,128	114,963	114,308	114,963
Total potentially dilutive securities	1,018,954	114,963	1,032,057	114,963

Basic earnings per share calculation:
Income from continuing operations	$1,778	$3,678	$26,240	$9,653
Income from continuing operations attributable to noncontrolling interests	(151)	(173)	(828)	(648)
Income from continuing operations attributable to common shareholders	1,627	3,505	25,412	9,005
Amount allocated to participating securities	(187)	(173)	(611)	(573)
Income from continuing operations attributable to common shareholders, net of amount allocated to participating securities	1,440	3,332	24,801	8,432

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Income (loss) from discontinued operations	14	408	15,613	(6,685)
Income (loss) from discontinued operations attributable to noncontrolling interests	-	(8)	(231)	164
Income (loss) from discontinued operations attributable to common shareholders	14	400	15,382	(6,521)
Net income attributable to common shareholders, as adjusted - basic	$1,454	$3,732	$40,183	$1,911

Income from continuing operations attributable to common shareholders, as adjusted – per share	$0.02	$0.05	$0.36	$0.15
Income (loss) from discontinued operations attributable to common shareholders – per share	$0.00	$0.01	$0.22	$(0.12)
Net income attributable to common shareholders, as adjusted – per share	$0.02	$0.06	$0.58	$0.03

Basic weighted average common shares outstanding	70,008,276	59,165,472	68,551,434	54,604,300

Diluted earnings per share calculation:
Income from continuing operations attributable to common shareholders, net of amount allocated to participating securities	$1,440	$3,332	$24,801	$8,432
Income from continuing operations allocated to Common Units	-	43	-	171
Income from continuing operations attributable to common shareholders, as adjusted	1,440	3,375	24,801	8,603
Income (loss) from discontinued operations attributable to common shareholders	14	400	15,382	(6,521)
Income (loss) from discontinued operations allocated to Common Units	-	8	-	(149)
Income (loss) from discontinued operations attributable to common shareholders, as adjusted	14	408	15,382	(6,670)
Net income attributable to common shareholders, as adjusted - diluted	$1,454	$3,783	$40,183	$1,933

Income from continuing operations attributable to common shareholders, net of amount allocated to participating securities – per share	$0.02	$0.05	$0.36	$0.15
Income (loss) from discontinued operations attributable to common shareholders – per share	$0.00	$0.01	$0.22	$(0.12)
Net income attributable to common shareholders – per share	$0.02	$0.06	$0.58	$0.03

Basic weighted average common shares outstanding	70,008,276	59,165,472	68,551,434	54,604,300
Restricted Stock Awards (Note 11)	553,238	513,630	569,004	533,563
Common Operating Partnership units (Note 7)	-	1,115,866	-	1,158,074
Diluted weighted average common shares outstanding	70,561,514	60,794,968	69,120,438	56,295,937

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.  Property Acquisitions

In September 2011, the Company acquired a 216-unit, 792-bed wholly-owned property (Eagles Trail) located near the campus of the University of Southern Mississippi in Hattiesburg, Mississippi, for a purchase price of $20.0 million, which excludes approximately $2.9 million of anticipated transaction costs, initial integration expenses and capital expenditures necessary to bring this property up to the Company’s operating standards.  The Company did not assume any debt as part of this transaction.

In July 2011, the Company acquired a retail shopping center located near the campus of the University of Central Florida in Orlando, for a purchase price of approximately $27.4 million.  The Company plans to redevelop the site into a mixed-use development including both student housing and retail.

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

The acquired property’s results of operations have been included in the accompanying consolidated statements of operations since the respective acquisition closing dates.  The following pro forma information for the three and nine months ended September 30, 2011 and 2010 presents consolidated financial information for the Company as if the property acquisitions discussed above and the August 2010 equity offering had occurred on January 1, 2010.  The unaudited pro forma information is provided for informational purposes only and is not indicative of results that would have occurred or which may occur in the future:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Total revenues	$98,034	$97,624	$290,345	$279,525
Net income attributable to common shareholders	$2,694	$3,271	$45,187	$4,519
Net income per share – basic	$0.04	$0.05	$0.65	$0.06
Net income per share – diluted	$0.04	$0.05	$0.64	$0.06

 4.  Property Dispositions and Discontinued Operations

On May 26, 2011, the Company sold Campus Club – Statesboro, an unencumbered owned off-campus property, for a sales price of approximately $34.5 million resulting in net proceeds of approximately $34.1 million.  The resulting gain on disposition of approximately $1.0 million is included in discontinued operations on the accompanying consolidated statements of operations for the nine months ended September 30, 2011.

On April 25, 2011, the Company sold two unencumbered owned off-campus properties, River Club Apartments and River Walk Townhomes, for a total sales price of approximately $32.7 million resulting in combined net proceeds of approximately $31.5 million.  The resulting gain on disposition of approximately $6.7 million is included in discontinued operations on the accompanying consolidated statements of operations for the nine months ended September 30, 2011.

On April 5, 2011, the Company sold Villas on Apache, an unencumbered owned off-campus property, for a sales price of approximately $14.8 million resulting in net proceeds of approximately $14.4 million.  The resulting gain on disposition of approximately $6.9 million is included in discontinued operations on the accompanying consolidated statements of operations for the nine months ended September 30, 2011.

Discontinued operations for the nine months ended September 30, 2010 also includes the Cambridge at Southern and Campus Walk – Oxford owned off campus properties, which were sold in March and April 2010, respectively.  Discontinued operations for the nine months ended September 30, 2010 also includes an impairment charge of approximately $4.0 million recorded to reflect Campus Walk - Oxford at the lower of its historical cost or fair value less estimated selling costs.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Below is a summary of the results of operations for the properties discussed above through their respective disposition dates for all periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Total revenues	$1	$2,896	$4,042	$9,772
Total operating expenses	13	(1,768)	(1,969)	(5,268)
Depreciation and amortization	-	(720)	(1,034)	(2,479)
Provision for asset impairment	-	-	-	(4,036)
Operating income (loss)	14	408	1,039	(2,011)
Total nonoperating expenses	-	-	-	(969)
Net income (loss)	$14	$408	$1,039	$(2,980)

5.  Investments in Wholly-Owned Properties

Wholly-owned properties consisted of the following:

	September 30, 2011	December 31, 2010
Land (1)	$337,742	$313,005
Buildings and improvements	2,233,870	2,177,780
Furniture, fixtures and equipment	138,624	129,175
Construction in progress	82,484	54,244
	2,792,720	2,674,204
Less accumulated depreciation	(279,174)	(240,360)
Wholly-owned properties, net	$2,513,546	$2,433,844

(1)
The land balance above includes undeveloped land parcels with book values of approximately $15.8 million and $36.0 million as of September 30, 2011 and December 31, 2010, respectively.  Also includes land totaling approximately $28.2 million and $7.6 million as of September 30, 2011 and December 31, 2010, respectively, related to properties under development.

6.  On-Campus Participating Properties

On-campus participating properties are as follows:

			Historical Cost
Lessor/University	Lease Commencement	Required Debt Repayment (1)	September 30, 2011	December 31, 2010
Texas A&M University System / Prairie View A&M University (2)	2/1/96	9/1/23	$39,988	$39,393

Texas A&M University System / Texas A&M International	2/1/96	9/1/23	6,554	6,317

Texas A&M University System / Prairie View A&M University (3)	10/1/99	8/31/25/ 8/31/28	25,057	24,762

University of Houston System / University of Houston (4)	9/27/00	8/31/35	35,636	35,393
			107,235	105,865
Less accumulated amortization			(46,710)	(43,379)
On-campus participating properties, net			$60,525	$62,486

(1)	Represents the effective lease termination date. The Leases terminate upon the earlier to occur of the final repayment of the related debt or the end of the contractual lease term.

(2)	Consists of three phases placed in service between 1996 and 1998.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3)	Consists of two phases placed in service in 2000 and 2003.

(4)	Consists of two phases placed in service in 2001 and 2005.

7.   Noncontrolling Interests

Third-party joint venture partners:  As of September 30, 2011, the Company consolidates three joint ventures that own and operate University Village at Sweet Home, University Centre and Villas at Chestnut Ridge owned-off campus properties.  The portion of net assets attributable to the third-party partners in these joint ventures is classified as noncontrolling interests within equity on the accompanying consolidated balance sheets.  Accordingly, the third-party partners’ share of the income or loss of the joint ventures is included in net income attributable to noncontrolling interests on the consolidated statements of operations.

During the nine months ended September 30, 2011, the Company acquired the remaining noncontrolling interest from the third-party partner in the joint venture that owns and operates the Callaway House owned off-campus property.  The Company paid approximately $3.2 million in cash consideration for the remaining noncontrolling interest and recognized the $2.8 million excess of consideration paid over the carrying amount of the noncontrolling interest acquired as an adjustment to additional paid in capital in the accompanying consolidated statement of changes in equity.

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

The Company follows accounting guidance stipulating that securities that are redeemable for cash or other assets at a fixed or determinable price on a fixed or determinable date, at the option of the holder, or upon the occurrence of an event that is not solely within the control of the issuer, must be classified outside of permanent equity in the mezzanine section of the consolidated balance sheets.  In accordance with such guidance, management evaluates whether the Company controls the actions or events necessary to issue the maximum number of shares that could be required to be delivered under share settlement of the contract.  Based on this assessment, which includes evaluating terms in the applicable agreements related to redemption provisions, the Company has determined that Common Units and Series A Preferred Units in the Operating Partnership should be classified as redeemable noncontrolling interests in the mezzanine section of the consolidated balance sheets.  The value of redeemable noncontrolling interests on the consolidated balance sheets is reported at the greater of fair value or historical cost at the end of each reporting period.  Changes in the value from period to period are charged to additional paid in capital on the accompanying consolidated statement of changes in equity.  Accordingly, income or loss allocated to these redeemable noncontrolling interests on the Company’s consolidated statements of operations includes the Series A Preferred Unit distributions as well as the pro rata share of the Operating Partnership’s net income or loss allocated to Common Units.  Below is a table summarizing the activity of redeemable noncontrolling interests for the nine months ended September 30, 2011:

Balance, December 31, 2010	$34,704
Net income	688
Distributions	(1,066)
Conversions of Common Units into common shares	(1,103)
Redemption of Common Units for cash	(306)
Partnership units retained in connection with property acquisition	(157)
Adjustments to reflect Common Units at fair value	4,955
Balance, September 30, 2011	$37,715

During the nine months ended September 30, 2011 and 2010, 64,601 and 99,071 Common Units, respectively, were converted into shares of the Company’s common stock.  As of September 30, 2011 and December 31, 2010, approximately 1% and 2%, respectively, of the equity interests of the Operating Partnership was held by owners of Common Units and Series A Preferred Units.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.   Investment in Unconsolidated Joint Ventures

As of September 30, 2011, the Company owned noncontrolling interests in two unconsolidated joint ventures that are accounted for utilizing the equity method of accounting.  The first investment consists of a 10% noncontrolling interest in a joint venture with Fidelity which owns one property containing 636 beds.  The second investment consists of a noncontrolling equity interest in a joint venture with the United States Navy that owns military housing privatization projects located on naval bases in Norfolk and Newport News, Virginia.  The Company’s investments in these joint ventures, included in other assets on the accompanying consolidated balance sheets, totaled approximately $0.3 million as of both September 30, 2011 and December 31, 2010.

The Company also earns fees for providing management and development services to these joint ventures.  For the three and nine months ended September 30, 2011, the Company earned management fees of approximately $0.4 million and $1.3 million, respectively, from these joint ventures.  For the three and nine months ended September 30, 2010, the Company earned combined development and management fees of approximately $1.0 million and $2.8 million, respectively, from these joint ventures.  The management fees earned in 2010 also include fees earned from another unconsolidated joint venture with Fidelity that owned 11 properties that became wholly-owned by the Company in September 2010.

9.   Debt

A summary of the Company’s outstanding consolidated indebtedness, including unamortized debt premiums and discounts, is as follows:

	September 30, 2011	December 31, 2010
Debt secured by wholly-owned properties:
Mortgage loans payable	$801,547	$952,374
Construction loan payable	-	100,000
	801,547	1,052,374
Debt secured by on-campus participating properties:
Mortgage loans payable	32,182	32,421
Bonds payable	47,220	49,375
	79,402	81,796

Unsecured term loan	200,000	-
Senior secured term loan	-	100,000
Unsecured revolving credit facility	34,000	-
Secured agency facility	116,000	101,000
Unamortized debt premiums	11,736	16,567
Unamortized debt discounts	(5,527)	(6,634)
Total debt	$1,237,158	$1,345,103

Pay-off of Mortgage and Construction Debt

During the nine months ended September 30, 2011, the Company paid off approximately $145.0 million of fixed-rate mortgage debt secured by eight of its wholly-owned properties (The Edge-Orlando, The Callaway House, University Greens, Lions Crossing, Nittany Crossing, State College Park, Willowtree Apartments and Willowtree Towers).  In addition, the Company used the proceeds from its new unsecured term loan discussed below to pay off $100.0 million of variable-rate construction debt secured by an owned on-campus ACE property (Vista del Sol).  As of September 30, 2011, the Company had an additional $8.1 million of outstanding fixed-rate mortgage debt scheduled to mature throughout the remainder of 2011, all of which it expects to pay off on or before the respective maturity dates.

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

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Each loan bears interest at a variable rate, at the Company’s option, based upon a base rate or one-, two-, three- or six-month LIBOR, plus, in each case, a spread based upon the Company’s total leverage.  The Company has entered into interest rate swaps that effectively fix the interest rate to 3.8% (1.8% + 2.0% spread) on $100 million of the $200 million outstanding balance of the new unsecured term loan (see Note 12 for more details).  The remaining $100 million balance of the unsecured term loan continues to bear interest at a variable rate (2.24% as of September 30, 2011).  Availability under the revolving credit facility is limited to an “aggregate borrowing base amount” equal to 60% of the value of the Company’s unencumbered properties, calculated as set forth in the Credit Facility.  Additionally, the Company is required to pay an unused commitment fee ranging from 0.25% to 0.35% per annum, based on the outstanding balance under the revolving credit facility.  As of September 30, 2011, the balance outstanding on the revolving credit facility totaled $34.0 million, bearing interest at a weighted average annual rate of 2.24%, and availability under the combined Credit Facility totaled approximately $459.7 million.

The terms of the Credit Facility include certain restrictions and covenants, which limit, among other items, the incurrence of additional indebtedness, liens, and the disposition of assets.  The facility contains customary affirmative and negative covenants and also contains financial covenants that, among other things, require the Company to maintain certain minimum ratios of “EBITDA” (earnings before interest, taxes, depreciation and amortization) to fixed charges and total indebtedness.  The Company may not pay distributions that exceed a specified percentage of funds from operations, as adjusted, for any four consecutive quarters.  The financial covenants also include consolidated net worth and leverage ratio tests.  As of September 30, 2011, the Company was in compliance with all such covenants.

Secured Agency Facility

The Company has a $125 million secured revolving credit facility with a Freddie Mac lender.  The facility has a five-year term and is currently secured by 10 properties referred to as the “Collateral Pool.”  The facility bears interest at one- or three-month LIBOR plus a spread that varies based on the debt service ratio of the Collateral Pool.  Additionally, the Company is required to pay an unused commitment fee of 1.0% per annum.  During the three months ended September 30, 2011, the Company borrowed $20.0 million from the facility, and as of September 30, 2011, the balance outstanding on this facility totaled $116.0 million, bearing interest at a weighted average annual rate of 2.29%.  The secured agency facility includes some, but not all, of the same financial covenants as the unsecured credit facility, described above.  As of September 30, 2011, the Company was in compliance with all such covenants.

10.  Stockholders’ Equity

During the three months ended September 30, 2011, the Company sold approximately 1.3 million shares at a weighted average price of $37.78 per share under its at-the-market share offering program (the “ATM Equity Program”).  Net proceeds received under this program during the three and nine months ended September 30, 2011 totaled approximately $49.3 million and $131.7 million, respectively, after payment of approximately $0.7 million and $2.0 million, respectively, of commissions to the sales agents.  As of September 30, 2011, no further common shares are available for issuance under this program, as the Company has sold an aggregate of $150.0 million.

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

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the Company’s RSUs under the Plan as of September 30, 2011 and activity during the nine months then ended is presented below:

Number of RSUs
Outstanding at December 31, 2010	-
Granted	9,497
Settled in common shares	(3,279)
Settled in cash	(6,218)
Outstanding at September 30, 2011	-

Restricted Stock Awards

A summary of the Company’s restricted stock awards (“RSAs”) under the Plan as of September 30, 2011 and activity during the nine months then ended is presented below:

Number of RSAs
Nonvested balance at December 31, 2010	508,381
Granted	193,978
Vested	(99,243)
Forfeited	(51,146)
Nonvested balance at September 30, 2011	551,970

The fair value of RSA’s is calculated based on the closing market value of the Company’s common stock on the date of grant.  The fair value of these awards is amortized to expense over the vesting periods, which amounted to approximately $1.1 million and $0.9 million for the three months ended September 30, 2011 and 2010, respectively, and $3.2 million and $2.7 million for the nine months ended September 30, 2011 and 2010, respectively.

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

As discussed in Note 9, in connection with the closing of the Company’s new Credit Facility in May 2011, the Company’s $100 million senior secured term loan was repaid and replaced with a new $200 million variable-rate unsecured term loan.  In connection with this transaction, the Company’s two existing $50 million interest rate swaps that were previously hedging the variable cash flows associated with the $100 million senior secured term loan were applied to the new $200 million unsecured term loan.  There was no ineffectiveness resulting from the application of these interest rate swaps to a portion of the new $200 million unsecured term loan, as the critical terms (reset dates, underlying index, business day convention, etc.) of the new $200 million unsecured term loan match the terms of the previous $100 million senior secured term loan and the existing interest rate swap contracts.  As of September 30, 2011, the Company also had a $33.2 million interest rate swap contract that was used to hedge the variable cash flows associated with the Cullen Oaks Phase I and Phase II loans.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the Company’s outstanding interest rate swap contracts as of September 30, 2011:

Date Entered	Effective Date	Maturity Date	Pay Fixed Rate	Receive Floating Rate Index	Notional Amount	Fair Value
Feb. 12, 2007	Feb. 15, 2007	Feb. 15, 2014	6.689%	LIBOR – 1 mo. plus 1.35%	$33,156	$(3,529)
Feb. 23, 2009	March 20, 2009	Feb. 20, 2012	1.785%	LIBOR – 1 month	50,000	(288)
Feb. 23, 2009	March 20, 2009	Feb. 20, 2012	1.800%	LIBOR – 1 month	50,000	(291)

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of September 30, 2011 and December 31, 2010:

	Derivative Liabilities
	As of September 30, 2011		As of December 31, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swap contracts	Other liabilities	$4,108	Other liabilities	$5,503
Total derivatives designated as hedging instruments		$4,108		$5,503

The table below presents the effect of the Company’s derivative financial instruments on other comprehensive income (“OCI”) for the nine months ended September 30, 2011 and 2010:

	Amount of Income (Loss) Recognized in OCI on Derivative (Effective Portion)
Cash Flow Hedging	Nine Months Ended September 30,
Relationships	2011	2010
Interest rate swap contracts	$1,395	$(2,187)
Total	$1,395	$(2,187)

The Company reported comprehensive income of approximately $0.6 million for the nine months ended September 30, 2010, which includes net income of approximately $2.8 million offset by an unrealized loss of approximately $2.2 million (reflected in the table above).

13.  Fair Value Disclosures

The following table presents information about the Company’s liabilities measured at fair value on a recurring basis as of September 30, 2011, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.  In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities the Company has the ability to access.  Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.  Level 2 inputs include quoted prices for similar assets and liabilities in active markets and inputs other than quoted prices observable for the asset or liability, such as interest rates and yield curves observable at commonly quoted intervals.  Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

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

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Disclosures concerning assets and liabilities measured at fair value are as follows:

Fair Value Measurements on a Recurring or Nonrecurring Basis as of September 30, 2011
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at September 30, 2011
Liabilities:
Derivative financial instruments	$-	$4,108	$-	$4,108

The Company uses derivative financial instruments, specifically interest rate swaps, for nontrading purposes.  The Company uses interest rate swaps to manage interest rate risk arising from previously unhedged interest payments associated with variable rate debt.  Through September 30, 2011, derivative financial instruments were designated and qualified as cash flow hedges.  Derivative contracts with positive net fair values inclusive of net accrued interest receipts or payments, are recorded in other assets.  Derivative contracts with negative net fair values, inclusive of net accrued interest payments or receipts, are recorded in other liabilities.  The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative.  This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves.  The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.

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

Although the Company has determined the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparty.  However, as of September 30, 2011, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivative financial instruments.  As a result, the Company has determined each of its derivative valuations in its entirety is classified in Level 2 of the fair value hierarchy.

Other Fair Value Disclosures

Cash and Cash Equivalents, Restricted Cash, Student Contracts Receivable, Loans Receivable, Other Assets, Account Payable and Accrued Expenses and Other Liabilities:  The Company estimates that the carrying amount approximates fair value, due to the short maturity of these instruments.

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

Mortgage Loans Payable: the fair value of mortgage loans payable is based on the present value of the cash flows at current market interest rates through maturity.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Bonds Payable: the fair value of bonds payable is based on market quotes for bonds outstanding.
The table below contains the estimated fair value and related carrying amounts for the Company’s mortgage loans and bonds payable as of September 30, 2011 and December 31, 2010:

	September 30, 2011		December 31, 2010
	Fair Value	Carrying Amount	Fair Value	Carrying Amount
Financial liabilities:
Mortgage loans	$900,422	$839,938	$1,032,742	$994,728
Bonds payable	50,684	47,220	49,489	49,375

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

In the normal course of business, the Company enters into various development-related purchase commitments with parties that provide development-related goods and services.  In the event that the Company was to terminate development services prior to the completion of projects under construction, the Company could potentially be committed to satisfy outstanding purchase orders with such parties.  At September 30, 2011, management did not anticipate any material deviations from schedule or budget related to third-party development projects currently in progress.

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

The Company has estimated the fair value of guarantees entered into to be immaterial.  The Company’s estimated maximum exposure amount under the above guarantees is approximately $28.2 million.

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

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Wholly-Owned Properties
Rental revenues	$88,903	$72,751	$259,199	$207,420
Interest and other income	27	16	56	36
Total revenues from external customers	88,930	72,767	259,255	207,456
Operating expenses before depreciation, amortization, ground/facility lease and allocation of corporate overhead	(50,336)	(40,108)	(127,104)	(101,693)
Ground/facility leases	(369)	(289)	(909)	(821)
Interest expense	(9,101)	(11,607)	(28,478)	(34,752)
Operating income before depreciation, amortization, and allocation of corporate overhead	$29,124	$20,763	$102,764	$70,190
Depreciation and amortization	$20,834	$17,719	$61,326	$48,731
Capital expenditures	$59,703	$19,762	$140,303	$34,785
Total segment assets at September 30,	$2,563,439	$2,419,522	$2,563,439	$2,419,522

On-Campus Participating Properties
Rental revenues	$5,011	$4,654	$17,115	$16,107
Interest and other income	4	2	11	10
Total revenues from external customers	5,015	4,656	17,126	16,117
Operating expenses before depreciation, amortization, ground/facility lease and allocation of corporate overhead	(2,719)	(2,683)	(6,981)	(7,373)
Ground/facility lease	(441)	(599)	(1,715)	(1,391)
Interest expense	(1,460)	(1,505)	(4,398)	(4,521)
Operating income (loss) before depreciation, amortization and allocation of corporate overhead	$395	$(131)	$4,032	$2,832
Depreciation and amortization	$1,123	$1,094	$3,330	$3,253
Capital expenditures	$463	$631	$1,370	$855
Total segment assets at September 30,	$74,505	$78,356	$74,505	$78,356

Development Services
Development and construction management fees from external customers	$1,568	$6,056	$6,150	$8,258
Operating expenses before allocation of corporate overhead	(2,290)	(2,040)	(6,892)	(6,372)
Operating (loss) income before depreciation, amortization and allocation of corporate overhead	$(722)	$4,016	$(742)	$1,886
Total segment assets at September 30,	$10,641	$4,508	$10,641	$4,508

Property Management Services
Property management fees from external customers	$1,794	$2,274	$5,427	$6,609
Intersegment revenues	3,369	2,809	10,267	8,395
Total revenues	5,163	5,083	15,694	15,004
Operating expenses before allocation of corporate overhead	(2,066)	(1,957)	(6,398)	(5,771)
Operating income before depreciation, amortization and allocation of corporate overhead	$3,097	$3,126	$9,296	$9,233
Total segment assets at September 30,	$4,627	$4,498	$4,627	$4,498

Reconciliations
Total segment revenues	$100,676	$88,562	$298,225	$246,835
Unallocated interest income earned on corporate cash	135	24	308	29
Elimination of intersegment revenues	(3,369)	(2,809)	(10,267)	(8,395)
Total consolidated revenues, including interest income	$97,442	$85,777	$288,266	$238,469
Segment operating income before depreciation, amortization and allocation of corporate overhead	$31,894	$27,774	$115,350	$84,141
Depreciation and amortization	(23,431)	(20,498)	(69,332)	(56,364)
Net unallocated expenses relating to corporate overhead	(6,555)	(7,347)	(19,338)	(19,463)
Loss from unconsolidated joint ventures	(42)	(9)	(67)	(2,134)
Non-cash gain on fair value remeasurement of equity method investment	-	3,901	-	3,901
Income tax provision	(88)	(143)	(373)	(428)
Income from continuing operations	$1,778	$3,678	$26,240	$9,653

Total segment assets	$2,653,212	$2,506,884	$2,653,212	$2,506,884
Unallocated corporate assets	52,263	153,668	52,263	153,668
Total assets at September 30,	$2,705,475	$2,660,552	$2,705,475	$2,660,552

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.  Subsequent Events

Distributions: On November 3, 2011, the Company declared a third quarter 2011 distribution per share of $0.3375 which will be paid on November 29, 2011 to all common stockholders of record as of November 15, 2011.  At the same time, the Operating Partnership will pay an equivalent amount per unit to holders of Common Units, as well as the quarterly cumulative preferential distribution to holders of Series A Preferred Units (see Note 7).

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

As of September 30, 2011, our property portfolio contained 111 properties with approximately 68,400 beds in approximately 21,700 apartment units.  Our property portfolio consisted of 98 owned off-campus student housing properties that are in close proximity to colleges and universities, eight American Campus Equity (“ACE®”) properties operated under ground/facility leases with five university systems, four on-campus participating properties operated under ground/facility leases with the related university systems, and one property containing a retail shopping center which we plan to redevelop into a mixed-use development including both student housing and retail.  Of the 111 properties, nine were under development as of September 30, 2011, and when completed will consist of a total of approximately 5,900 beds in approximately 1,700 units.  Our communities contain modern housing units and are supported by a resident assistant system and other student-oriented programming, with many offering resort-style amenities.

Through our taxable REIT subsidiaries (“TRS”), we provide construction management and development services, primarily for student housing properties owned by colleges and universities, charitable foundations, and others.  As of September 30, 2011, we provided third-party management and leasing services for 32 properties (nine of which we served as the third-party developer and construction manager) that represented approximately 24,200 beds in approximately 9,600 units, and one joint venture property in which we own a noncontrolling interest with approximately 600 beds in approximately 200 units.  Third-party management and leasing services are typically provided pursuant to multi-year management contracts that have initial terms that range from one to five years.  As of September 30, 2011, our total owned, joint venture and third-party managed portfolio was comprised of 144 properties with approximately 93,200 beds in approximately 31,500 units.

Third-Party Development Services

Our third-party development and construction management services as of September 30, 2011 consisted of three projects under construction and currently in progress with fees ranging from $1.1 million to $4.6 million.  As of September 30, 2011, fees of approximately $3.4 million remained to be earned by us with respect to these projects, which have scheduled completion dates of August 2012.

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

Wholly-Owned Development Activities

Our wholly-owned properties consist of owned off-campus properties that are in close proximity to colleges and universities and on-campus ACE properties operated under ground/facility leases with related university systems.  Branded and marketed to colleges and universities as the ACE program, our equity investment and ownership of on-campus housing via traditional long-term ground leases provides us with what we believe is a lower-risk opportunity compared to other off-campus projects, as our ACE projects have premier on-campus locations with marketing and operational assistance from the universities.  The subject university substantially benefits by increasing its housing capacity with modern, well-amenitized student housing with no or minimal impacts to its own credit ratios, preserving the university’s credit capacity to fund academic and research facilities.
Recently Completed Projects:  In August 2011, we completed the final stages of construction on two owned off-campus properties and two on-campus ACE properties.  These properties are summarized in the table below:

Property	Location	Primary University Served	Units	Beds	Project Cost	Opened for Occupancy
Lobo Village - ACE	Albuquerque, NM	University of New Mexico	216	864	$42,100	August 2011

Villas at Babcock	San Antonio, TX	Univ. of Texas – San Antonio	204	792	35,500	August 2011

Villas on Sycamore	Huntsville, TX	Sam Houston State University	170	680	27,800	August 2011

University Village Northwest - ACE	Prairie View, TX	Prairie View A&M Univ.	36	144	4,200	August 2011
Total			626	2,480	$109,600

Projects Under Construction:  At September 30, 2011, we were in the process of constructing five owned off-campus properties and four on-campus ACE properties.  These properties are summarized in the table below:

Property	Location	Primary University Served	Units	Beds	Estimated Project Cost	Costs Incurred as of 9/30/11 (1)	Scheduled to Open for Occupancy
University Pointe at College Station - ACE	Portland, OR	Portland State University	282	978	$87,800	$36,959	August 2012

The Suites – ACE	Flagstaff, AZ	Northern Arizona University	275	550	28,100	6,346	August 2012

Hilltop Townhomes – ACE	Flagstaff, AZ	Northern Arizona University	144	576	32,500	7,457	August 2012

Casas del Rio – ACE	Albuquerque, NM	University of New Mexico	285	1,030	39,400	5,875	August 2012

U Club on Frey	Kennesaw, GA	Kennesaw State University	114	456	22,500	7,802	August 2012

U Club Townhomes on Marion Pugh	College Station, TX	Texas A&M University	160	640	34,100	14,961	August 2012

Campus Edge on UTA Boulevard	Arlington, TX	Univ. of Texas at Arlington	128	488	24,900	6,621	August 2012

Villas on Rensch	Amherst, NY	University at Buffalo	153	610	44,800	14,898	August 2012

The Village at Overton Park	Lubbock, TX	Texas Tech University	163	612	34,800	9,954	August 2012
Total			1,704	5,940	$348,900	$110,873

(1)	In addition to construction in progress, costs incurred to date include land, furniture deposits and prepaid insurance.

ATM Equity Program

During the three months ended September 30, 2011, we sold approximately 1.3 million shares at a weighted average price of $37.78 per share under our at-the-market share offering program (the “ATM Equity Program”).  Net proceeds received under this program during the three and nine months ended September 30, 2011 totaled approximately $49.3 million and $131.7 million, respectively, after payment of approximately $0.7 million and $2.0 million, respectively, of commissions to the sales agents.  As of September 30, 2011, no further common shares are available for issuance under this program, as we have sold an aggregate of $150.0 million.

Property Operations

As of September 30, 2011 our property portfolio consisted of the following:

Property portfolio:	Properties	Units	Beds
Wholly-owned operating properties:
Off-campus properties (1)	94	16,705	53,373
On-campus ACE	4	1,469	4,595
Subtotal – operating properties	98	18,174	57,968

Wholly-owned properties under development:
Off-campus properties	5	718	2,806
On-campus ACE	4	986	3,134
Subtotal – properties under development	9	1,704	5,940

Total wholly-owned properties	107	19,878	63,908

On-campus participating properties	4	1,863	4,519

Total owned property portfolio	111	21,741	68,427

Managed properties	33	9,747	24,817

Total property portfolio	144	31,488	93,244

(1)	Includes one property which contains a retail shopping center that we plan to redevelop into a mixed-use development including both student housing and retail.

Results of Operations

Comparison of the Three Months Ended September 30, 2011 and September 30, 2010

The following table presents our results of operations for the three months ended September 30, 2011 and 2010, including the amount and percentage change in these results between the two periods:

	Three Months Ended September 30,
	2011	2010	Change ($)	Change (%)
Revenues:
Wholly-owned properties	$88,496	$72,314	$16,182	22.4%
On-campus participating properties	5,011	4,654	357	7.7%
Third party development services	1,568	6,056	(4,488)	(74.1%)
Third party management services	1,794	2,274	(480)	(21.1%)
Resident services	407	437	(30)	(6.9%)
Total revenues	97,276	85,735	11,541	13.5%

Operating expenses:
Wholly-owned properties	49,852	39,893	9,959	25.0%
On-campus participating properties	2,870	2,857	13	0.5%
Third party development and management services	2,488	2,754	(266)	(9.7%)
General and administrative	2,880	3,716	(836)	(22.5%)
Depreciation and amortization	22,205	19,260	2,945	15.3%
Ground/facility leases	810	888	(78)	(8.8%)
Total operating expenses	81,105	69,368	11,737	16.9%

Operating income	16,171	16,367	(196)	(1.2%)

Nonoperating income and (expenses):
Interest income	166	42	124	295.2%
Interest expense	(13,203)	(15,242)	2,039	(13.4%)
Amortization of deferred financing costs	(1,226)	(1,238)	12	(1.0%)
Loss from unconsolidated joint ventures	(42)	(9)	(33)	366.7%
Other nonoperating income	-	3,901	(3,901)	(100.0%)
Total nonoperating expenses	(14,305)	(12,546)	(1,759)	14.0%

Income before income taxes and discontinued operations	1,866	3,821	(1,955)	(51.2%)
Income tax provision	(88)	(143)	55	(38.5%)
Income from continuing operations	1,778	3,678	(1,900)	(51.7%)

Income attributable to discontinued operations	14	408	(394)	(96.6%)

Net income	1,792	4,086	(2,294)	(56.1%)
Net income attributable to noncontrolling interests	(151)	(181)	30	(16.6%)
Net income attributable to common shareholders	$1,641	$3,905	$(2,264)	(58.0%)

Wholly-Owned Properties Operations

Revenues from our wholly-owned properties for the three months ended September 30, 2011 compared to the three months ended September 30, 2010 increased by approximately $16.2 million primarily due to the acquisition of 14 properties in September and November 2010 from two joint ventures in which we previously held a 10% interest (hereinafter referred to as the “Fidelity Portfolio”), the completion of construction and opening of four properties in August 2011, improved occupancy and increased rental rates for the 2011/2012 academic year and the acquisition of three properties in July and December 2010 and September 2011.  Operating expenses increased approximately $10.0 million for the three months ended September 30, 2011 as compared to the same period prior year, primarily due to the same factors which affected the increase in revenues.

New Property Operations.  Our new properties consist of the following: (i) 14-property Fidelity Portfolio; (ii) 2nd Avenue Centre, acquired in December 2010; (iii) Sanctuary Lofts, acquired in July 2010; (iv) Campus Trails, a property that experienced significant property damage in April 2010 as a result of a fire in which 72 beds were destroyed and reopened for occupancy in August 2011; (v) four owned development projects that opened for occupancy in August 2011; and (vi) Eagles Trail, acquired in September 2011.  These new properties contributed an additional $13.6 million of revenues and an additional $8.9 million of operating expenses during the three months ended September 30, 2011 as compared to the three months ended September 30, 2010.

Same Store Property Operations (Excluding New Property Activity).  Excluding four properties that were sold in April and May 2011 and are included in discontinued operations on the accompanying consolidated statements of operations, we had 75 properties containing 44,327 beds which were operating during both of the three month periods ended September 30, 2011 and 2010.  These properties produced revenues of $71.0 million and $68.4 million during the three months ended September 30, 2011 and 2010, respectively, an increase of approximately $2.6 million.  This increase was primarily due to an increase in average rental rates for the 2011/2012 academic year as well as an increase in average occupancy from 95.4% during the three months ended September 30, 2010 to 96.0% during the three months ended September 30, 2011.  Future revenues will be dependent on our ability to maintain our current leases in effect for the 2011/2012 academic year and our ability to obtain appropriate rental rates and desired occupancy for the 2012/2013 academic year at our various properties during our leasing period, which typically begins in January and ends in August.

At these existing same store properties, operating expenses increased approximately $1.1 million, from $37.5 million during the three months ended September 30, 2010 to $38.6 million for the three months ended September 30, 2011.  This increase was primarily due to an increase in property taxes along with other general inflationary operating expense increases during the three months ended September 30, 2011 as compared with the same period prior year.  We anticipate that operating expenses for our same store property portfolio in 2011 will increase slightly as compared with 2010 as a result of general inflation.

On-Campus Participating Properties (“OCPP”) Operations

We had four participating properties containing 4,519 beds which were operating during both three month periods ended September 30, 2011 and 2010.  Revenues from our participating properties increased to $5.0 million during the three months ended September 30, 2011 from $4.6 million for the three months ended September 30, 2010, an increase of approximately $0.4 million.  This increase was primarily due to an increase in average rental rates for the 2011/2012 academic year as well as an increase in average occupancy from 69.6% for the three months ended September 30, 2010 to 73.1% for the three months ended September 30, 2011.  Occupancy at our on-campus participating properties is low during the summer months due to the expiration of the 9-month leases concurrent with the end of the spring semester.  We anticipate that revenues from our on-campus participating properties for the full year 2011 will increase slightly as a result of increases in both average rental rates and occupancy.

At these properties, operating expenses remained relatively constant at $2.9 million for both three month periods ended September 30, 2011 and 2010.  We anticipate operating expenses to remain relatively flat in 2011 as a result of a utility refund of approximately $0.7 million received at one of the properties during the first quarter 2011, offset by general inflationary increases.

Third Party Development Services Revenue

Third party development services revenue decreased by approximately $4.5 million, from $6.1 million during the three months ended September 30, 2010 to $1.6 million for the three months ended September 30, 2011.  This decrease was primarily due to $4.7 million of revenue earned during the three months ended September 30, 2010 related to our participation in cost savings on the University of California – Irvine Phase III project, which completed construction and opened for occupancy in August 2010.  This decrease was offset by the closing of bond financing and commencement of construction on our Illinois State University project in February 2011, our Northern Illinois University project in March 2011 and our University of Wyoming project in July 2011, which combined, provided an additional $1.1 million of revenue during the three months ended September 30, 2011 as compared to the same period prior year.  During the three months ended September 30, 2011, we had five projects in progress with an average contractual fee of approximately $2.6 million, as compared to the three months ended September 30, 2010 in which we had four projects in progress with an average contractual fee of approximately $4.0 million.  Closing of additional third-party development projects during 2011 will be dependent upon the Company’s university clients obtaining project financing, which has been adversely affected by current capital market conditions.

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

Third Party Management Services Revenue

Third party management services revenue decreased by approximately $0.5 million from $2.3 million for the three months ended September 30, 2010 to $1.8 million for the three months ended September 30, 2011.  We experienced a decrease in management services revenue of approximately $0.4 million during the three months ended September 30, 2011 as a result of our acquisition of the Fidelity Portfolio.  We anticipate third party management services revenue to decrease in 2011 primarily as a result of the transaction discussed above.

General and administrative

General and administrative expenses decreased by approximately $0.8 million, from $3.7 million during the three months ended September 30, 2010 to $2.9 million for the three months ended September 30, 2011.  This decrease was primarily a result of $0.9 million of acquisition-related costs such as broker fees, due diligence costs and legal and accounting fees incurred during the three months ended September 30, 2010, related to the purchase of 11 properties from the Fidelity Portfolio.  We anticipate general and administrative expenses to increase slightly in 2011 as a result of additional salary and benefits expense, public company costs and other general inflationary factors, offset by acquisition-related costs incurred during the three months ended September 30, 2010, discussed above.

Third Party Development and Management Services Expenses

Third party development and management services expenses decreased by approximately $0.3 million, from $2.8 million during the three months ended September 30, 2010 to $2.5 million for the three months ended September 30, 2011.  This decrease was primarily a result of less activity in our management services segment due to our acquisition of the Fidelity Portfolio.  We anticipate third-party development and management services expenses to decrease in 2011 as a result of the factor discussed above as well as an anticipated decrease in reserves recorded on predevelopment costs for third-party development projects and accounts receivable from third-party management contracts.

Depreciation and Amortization

Depreciation and amortization increased by approximately $2.9 million, from $19.3 million during the three months ended September 30, 2010 to $22.2 million for the three months ended September 30, 2011.  This increase was primarily due to the following items: (i) additional depreciation and amortization expense of approximately $2.4 million recorded during the three months ended September 30, 2011 related to our acquisition of the Fidelity Portfolio; (ii) the completion of construction and opening of four owned developments in August 2011, which contributed an additional $0.7 million of depreciation expense; and (iii) additional depreciation and amortization expense of approximately $0.4 million recorded during the three months ended September 30, 2011 related to the acquisition of three other properties in July 2010, December 2010 and September 2011.  We expect depreciation and amortization expense to increase in 2011 as a result of properties acquired during 2010 and 2011 and the completion of four owned development projects in August 2011.

Interest Expense

Interest expense decreased by approximately $2.0 million, from $15.2 million during the three months ended September 30, 2010 to $13.2 million for the three months ended September 30, 2011.  We experienced a decrease in interest expense of approximately $1.8 million during the three months ended September 30, 2011 as compared to the same period in 2010 as a result of mortgage loans paid off during 2010 and 2011.  In addition, interest expense decreased as a result of an increase in capitalized interest of approximately $1.5 million during the three months ended September 30, 2011 as compared to the same period in 2010 due to the timing and volume of construction activities on our owned development projects during the respective periods.  These decreases were offset by additional interest of approximately $0.9 million incurred during the three months ended September 30, 2011 related to loans assumed in connection with our acquisition of the Fidelity Portfolio, as well as approximately $0.6 million of additional interest expense incurred on our corporate-level debt related to our new $200 million unsecured term loan which was used to repay our maturing $100 million senior secured term loan in May 2011.  We expect interest expense to decrease in 2011 due to the payoff of mortgage debt in 2010 and 2011 and an increase in capitalized interest associated with our increased owned development activity, offset by additional interest expense incurred in connection with loans assumed from the Fidelity Portfolio and additional interest expense incurred from anticipated borrowings on our corporate-level debt.

Other Nonoperating Income

Other nonoperating income for the three months ended September 30, 2010 relates to a non-cash gain recorded to remeasure our equity method investment in a joint venture with Fidelity, in which we held a 10% interest, to fair value immediately prior to our acquisition in September 2010 of the remaining 90% interest in 11 properties owned by the joint venture.

Discontinued Operations

Discontinued operations on the accompanying consolidated statements of operations includes the following properties:  (i) Villas on Apache, an unencumbered wholly-owned property sold in April 2011 for a sales price of $14.8 million, (ii) River Club Apartments, an unencumbered wholly-owned property sold in April 2011 for a sales price of $23.0 million, (iii) River Walk Townhomes, unencumbered wholly-owned property sold in April 2011 for a sales price of $9.7 million, and (iv) Campus Club – Statesboro, an unencumbered wholly-owned property sold in May 2011 for a sales price of $34.5 million.  Refer to Note 4 in the accompanying Notes to Consolidated Financial Statements contained in Item 1 herein for a table summarizing the results of operations of the properties classified within discontinued operations.

Comparison of the Nine Months Ended September 30, 2011 and September 30, 2010

The following table presents our results of operations for the nine months ended September 30, 2011 and 2010, including the amount and percentage change in these results between the two periods:

	Nine Months Ended September 30,
	2011	2010	Change ($)	Change (%)
Revenues:
Wholly-owned properties	$258,177	$206,489	$51,688	25.0%
On-campus participating properties	17,115	16,107	1,008	6.3%
Third party development services	6,150	8,258	(2,108)	(25.5%)
Third party management services	5,427	6,609	(1,182)	(17.9%)
Resident services	1,022	931	91	9.8%
Total revenues	287,891	238,394	49,497	20.8%

Operating expenses:
Wholly-owned properties	126,009	100,976	25,033	24.8%
On-campus participating properties	7,495	7,876	(381)	(4.8%)
Third party development and management services	7,801	8,649	(848)	(9.8%)
General and administrative	8,931	9,085	(154)	(1.7%)
Depreciation and amortization	65,547	53,118	12,429	23.4%
Ground/facility leases	2,624	2,212	412	18.6%
Total operating expenses	218,407	181,916	36,491	20.1%

Operating income	69,484	56,478	13,006	23.0%

Nonoperating income and (expenses):
Interest income	375	75	300	400.0%
Interest expense	(39,394)	(44,993)	5,599	(12.4%)
Amortization of deferred financing costs	(3,785)	(3,246)	(539)	16.6%
Loss from unconsolidated joint ventures	(67)	(2,134)	2,067	(96.9%)
Other nonoperating income	-	3,901	(3,901)	(100.0%)
Total nonoperating expenses	(42,871)	(46,397)	3,526	(7.6%)

Income before income taxes and discontinued operations	26,613	10,081	16,532	164.0%
Income tax provision	(373)	(428)	55	(12.9%)
Income from continuing operations	26,240	9,653	16,587	171.8%

Discontinued operations:
Income (loss) attributable to discontinued operations	1,039	(2,980)	4,019	(134.9%)
Gain (loss) from disposition of real estate	14,574	(3,705)	18,279	(493.4%)
Total discontinued operations	15,613	(6,685)	22,298	(333.6%)

Net income	41,853	2,968	38,885	1,310.1%
Net income attributable to noncontrolling interests	(1,059)	(484)	(575)	118.8%
Net income attributable to common shareholders	$40,794	$2,484	$38,310	1,542.3%

Wholly-Owned Properties Operations

Revenues from our wholly-owned properties for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 increased by approximately $51.8 million primarily due to our acquisition of the 14-property Fidelity Portfolio, the completion of construction and opening of four properties in August 2011, improved occupancy and increased rental rates for the 2010/2011 and 2011/2012 academic years and the acquisition of four properties in March, July and December 2010 and September 2011.  Operating expenses increased approximately $25.0 million for the nine months ended September 30, 2011 as compared to the same period prior year, primarily due to the same factors which affected the increase in revenues.

New Property Operations.  Our new properties consist of the following: (i) 14-property Fidelity Portfolio; (ii) 2nd Avenue Centre, acquired in December 2010; (iii) Sanctuary Lofts, acquired in July 2010; (iv) Campus Trails, a property that experienced significant property damage in April 2010 as a result of a fire in which 72 beds were destroyed and reopened for occupancy in August 2011; (v) University Heights, acquired in March 2010; (vi) four owned development projects that opened for occupancy in August 2011; and (vii) Eagles Trail, acquired in September 2011.  These new properties contributed an additional $43.6 million of revenues and an additional $23.3 million of operating expenses during the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010.

Same Store Property Operations (Excluding New Property Activity).  Excluding four properties that were sold in April and May 2011 and are included in discontinued operations on the accompanying consolidated statements of operations, we had 74 properties containing 43,803 beds which were operating during both of the nine month periods ended September 30, 2011 and 2010.  These properties produced revenues of $209.0 million and $200.8 million during the nine months ended September 30, 2011 and 2010, respectively, an increase of approximately $8.2 million.  This increase was primarily due to an increase in average rental rates for the 2010/2011 and 2011/2012 academic years as well as an increase in average occupancy from 94.7% during the nine months ended September 30, 2010 to 96.2% during the nine months ended September 30, 2011.

At these existing same store properties, operating expenses increased approximately $1.8 million from $96.8 million for the nine months ended September 30, 2010 to $98.6 million for the nine months ended September 30, 2011.  This increase was primarily due to increased utility, maintenance and payroll costs incurred during the nine months ended September 30, 2011 as compared with the same period prior year as a result of higher occupancy at the properties.  These increases were offset by a decrease to property tax expense for the nine months ended September 30, 2011 due to the successful resolution of property tax appeals for certain of our same store properties for tax years ranging from 2009-2011.

On-Campus Participating Properties (“OCPP”) Operations

We had four participating properties containing 4,519 beds which were operating during both nine month periods ended September 30, 2011 and 2010.  Revenues from our participating properties increased to $17.1 million during the nine months ended September 30, 2011 from $16.1 million for the nine months ended September 30, 2010, an increase of approximately $1.0 million.  This increase was primarily a result of an increase in average rental rates during the nine months ended September 30, 2011 as compared to the same period prior year, as well as an increase in average occupancy from 69.6% for the nine months ended September 30, 2010 to 71.3% for the nine months ended September 30, 2011.

At these properties, operating expenses decreased from $7.9 million for the nine months ended September 30, 2010 to $7.5 million for the nine months ended September 30, 2011, a decrease of approximately $0.4 million.  This decrease was primarily due to a utility refund of approximately $0.7 million received at one of the properties during the nine months ended September 30, 2011, offset by increases in maintenance and payroll costs.

Third Party Development Services Revenue

Third party development services revenue decreased by approximately $2.1 million, from $8.3 million during the nine months ended September 30, 2010 to $6.2 million for the nine months ended September 30, 2011.  This decrease was primarily due to $6.1 million of revenue earned during the nine months ended September 30, 2010 from our University of California – Irvine Phase III project, which completed construction and opened for occupancy in August 2010.  $4.7 million of the revenue earned in 2010 related to our participation in cost savings on the project.  In addition, lower fees were recognized during the nine months ended September 30, 2011 as compared to the same period prior year for our Edinboro Phase II project, which completed construction and opened for occupancy in August 2011.  These decreases were offset by the closing of bond financing and commencement of construction on our Illinois State University, Northern Illinois University and University of Wyoming projects during the nine months ended September 30, 2011, which in total contributed an additional $4.8 million to third party development services revenue during the period.  During the nine months ended September 30, 2011, we had five projects in progress with an average contractual fee of approximately $2.6 million, as compared to the nine months ended September 30, 2010 in which we had four projects in progress with an average contractual fee of approximately $4.0 million.

Third Party Management Services Revenue

Third party management services revenue decreased by approximately $1.2 million, from $6.6 million for the nine months ended September 30, 2010 to $5.4 million for the nine months ended September 30, 2011.  We experienced a decrease in management services revenue of approximately $1.3 million during the nine months ended September 30, 2011 as a result of our acquisition of the Fidelity Portfolio.

Third Party Development and Management Services Expenses

Third party development and management services expenses decreased by approximately $0.8 million, from $8.6 million during the nine months ended September 30, 2010 to $7.8 million for the nine months ended September 30, 2011.  This decrease was primarily a result of less activity in our management services segment due to our acquisition of the Fidelity Portfolio.

General and administrative

General and administrative expenses decreased by approximately $0.2 million, from $9.1 million during the nine months ended September 30, 2010 to $8.9 million for the nine months ended September 30, 2011.  This decrease was primarily a result of $0.9 million of acquisition-related costs such as broker fees, due diligence costs and legal and accounting fees incurred during the nine months ended September 30, 2010, related to the purchase of 11 properties from the Fidelity Portfolio, offset by additional salary and benefits expense, public company costs and other general inflationary factors during the nine months ended September 30, 2011.

Depreciation and Amortization

Depreciation and amortization increased by approximately $12.4 million, from $53.1 million during the nine months ended September 30, 2010 to $65.5 million for the nine months ended September 30, 2011.  This increase was primarily due to the following items: (i) additional depreciation and amortization expense of approximately $9.5 million recorded during the nine months ended September 30, 2011 related to our acquisition of the Fidelity Portfolio, (ii) additional depreciation and amortization expense of approximately $1.6 million recorded during the nine months ended September 30, 2011 related to the acquisition of four other properties in 2010 and 2011; and (iii) the completion of construction and opening of four owned developments in August 2011, which contributed an additional $0.7 million of depreciation expense.

Ground/Facility Leases

Ground/facility leases expense increased by approximately $0.4 million, from $2.2 million during the nine months ended September 30, 2010 to $2.6 million for the nine months ended September 30, 2011.  This increase was primarily due to overall improvements in operations experienced at our on-campus participating properties, as well as a utility refund of approximately $0.7 million received at one of the properties during the nine months ended September 30, 2011, which increased the University’s share of the cash flow available for distribution.

Interest Income

Interest income increased by approximately $0.3 million, from $0.1 million during the nine months ended September 30, 2010 to $0.4 million for the nine months ended September 30, 2011.  In 2011, we entered into two option agreements to purchase two properties that will open in August 2012.  As part of the option agreements, we provided mezzanine financing to the developers, for which we earn interest at a rate of 10% per annum.

Interest Expense

Interest expense decreased by approximately $5.6 million, from $45.0 million during the nine months ended September 30, 2010 to $39.4 million for the nine months ended September 30, 2011.  We experienced a decrease in interest expense of approximately $5.3 million during the nine months ended September 30, 2011 as compared to the same period in 2010 as a result of mortgage loans paid off during 2010 and 2011.  In addition, interest expense decreased as a result of an increase in capitalized interest of approximately $4.3 million during the nine months ended September 30, 2011 as compared to the same period in 2010 due to the timing and volume of construction activities on our owned development projects during the respective periods.  These decreases were offset by additional interest of approximately $3.6 million incurred during the nine months ended September 30, 2011 related to loans assumed in connection with our acquisition of the Fidelity Portfolio, as well as approximately $0.9 million of additional interest expense incurred on our corporate-level debt related to our new $200 million unsecured term loan which was used to repay our maturing $100 million senior secured term loan in May 2011.

Amortization of Deferred Financing Costs

Amortization of deferred financing costs increased approximately $0.5 million from $3.3 million during the nine months ended September 30, 2010 to $3.8 million for the nine months ended September 30, 2011.  This increase was primarily due to an additional $0.5 million of finance cost amortization recorded during the nine months ended September 30, 2011 in connection with finance costs paid upon the assumption of debt from our acquisition of the Fidelity Portfolio.  In addition, $0.1 million of finance cost amortization was recorded during the nine months ended September 30, 2011 associated with finance costs incurred in connection with a new $650 million credit facility entered into in May 2011.

Loss from Unconsolidated Joint Ventures

Loss from unconsolidated joint ventures decreased approximately $2.1 million from $2.1 million during the nine months ended September 30, 2010 to $67,000 for the nine months ended September 30, 2011.  This decrease was due to the following items: (i) a $1.6 million decrease in our share of the loss from the joint ventures with Fidelity as a result of our purchase of the full ownership interests in the Fidelity Portfolio in September and November 2010, and (ii) a $0.5 million decrease in our share of the loss from the Hampton Roads military housing joint venture as a result of us discontinuing the application of the equity method for our investment in this joint venture.

Other Nonoperating Income

Other nonoperating income for the nine months ended September 30, 2010 relates to a non-cash gain recorded to remeasure our equity method investment in a joint venture with Fidelity, in which we held a 10% interest, to fair value immediately prior to our acquisition in September 2010 of the remaining 90% interest in 11 properties owned by the joint venture.

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

Cash Flows

Comparison of Nine Months Ended September 30, 2011 and 2010

    Operating Activities

For the nine months ended September 30, 2011, net cash provided by operating activities was approximately $93.9 million, as compared to approximately $80.4 million for the nine months ended September 30, 2010, an increase of approximately $13.5 million.  This increase in cash provided by operating activities was primarily due to operating cash flows provided from the timing of the acquisition of 17 properties in 2010, the completion of construction and opening of four owned development projects in August 2011, and improved operations at our same store wholly-owned properties.

     Investing Activities

For the nine months ended September 30, 2011 and 2010, our cash utilized in investing activities was comprised of the following:

	Nine Months Ended September 30,
	2011	2010
Cash paid for increased ownership in consolidated subsidiaries	$(3,275)	$-
Property dispositions	80,383	2,115
Property and land acquisitions	(55,081)	(111,940)
Capital expenditures for wholly-owned properties	(19,717)	(21,652)
Investment in wholly-owned properties under development	(120,586)	(13,133)
Capital expenditures for on-campus participating properties	(1,370)	(855)
Investments in mezzanine loans	(11,600)	-
Change in restricted cash related to capital reserves	1,031	765
Proceeds from insurance settlement	1,907	-
Investment in unconsolidated joint venture	-	(446)
Purchase of corporate furniture, fixtures, and equipment	(893)	(925)
Total	$(129,201)	$(146,071)

Investing activities utilized approximately $129.2 million and $146.1 million for the nine months ended September 30, 2011 and 2010, respectively.  The $16.9 million decrease in cash utilized in investing activities during the nine months ended September 30, 2011 related primarily to a $78.3 million increase in net proceeds received from property dispositions.  Four unencumbered wholly-owned properties were sold during the nine months ended September 30, 2011 as compared to two encumbered wholly-owned properties during the nine months ended September 30, 2010.  In addition, we experienced a $56.9 million decrease in cash paid for property and land acquisitions as we acquired two properties during the nine months ended September 30, 2011 and 13 properties for the comparable period in 2010.  These decreases in cash utilized in investing activities were offset by a $107.5 million increase in cash used to fund the construction of our wholly-owned development properties.  During the nine months ended September 30, 2011, thirteen wholly-owned properties were under development, of which four were completed and opened for occupancy in August 2011, while three wholly-owned properties were in the early stages of development during the nine months ended September 30, 2010.  In addition, during the nine months ended September 30, 2011, we entered into two option agreements and one presale agreement to purchase three properties that will open in August 2012.  As part of these agreements, we provided mezzanine financing to the respective developers totaling $11.6 million.  Finally, we used approximately $3.3 million in cash during the nine months ended September 30, 2011 to acquire the remaining noncontrolling interest from third party partners in joint ventures that own and operate two wholly-owned properties.

     Financing Activities

Cash used for financing activities totaled approximately $49.7 million for the nine months ended September 30, 2011 as compared to cash provided by financing activities of approximately $203.2 million for the nine months ended September 30, 2010.  The $252.9 million decrease in cash provided by financing activities was primarily a result of the following: (i) the August 2010 equity offering, in which we raised $357.1 million, net of offering costs; (ii) a $34.3 million increase in cash used to pay-off mortgage debt, as we paid off approximately $145.0 million in mortgage loans during the nine months ended September 30, 2011 as compared to approximately $110.7 million during the nine months ended September 30, 2010; (iii) a $15.9 million increase in distributions to stockholders during the nine months ended September 30, 2011, as a result of the issuance of common stock in connection with our August 2010 equity offering and our ATM Equity Program, and (iv) a $5.0 million increase in debt issuance costs as a result of $6.4 million paid to close on a combined $650 million credit facility in May 2011, $0.3 million in fees paid in May 2011 to obtain construction financing for two wholly-owned development projects, offset by $1.8 million in debt issuance and assumption costs during the nine months ended September 30, 2010 associated with mortgage debt assumed in connection with property acquisitions and fees paid to increase the borrowing capacity under our secured revolving credit facility.  These items were offset by a $115.5 million increase in net proceeds raised under our ATM Equity Program during the nine months ended September 30, 2011 and a $42.0 million increase in proceeds received from our corporate credit facilities.

Liquidity and Capital Resources

                     Cash Balances and Liquidity

As of September 30, 2011, excluding our on-campus participating properties, we had $44.3 million in cash and cash equivalents and restricted cash as compared to $131.5 million in cash and cash equivalents and restricted cash as of December 31, 2010.  Restricted cash primarily consists of escrow accounts held by lenders and resident security deposits, as required by law in certain states.  The decrease in cash and cash equivalents was primarily due to the use of cash to pay off $145.0 million of fixed-rate mortgage debt and $120.6 million used to fund development costs on 13 wholly-owned development projects, of which four completed construction and opened for occupancy in August 2011, offset by $131.5 million of net proceeds raised under our ATM Equity Program and $80.4 million received from property dispositions.

As of September 30, 2011, our short-term liquidity needs included, but were not limited to, the following: (i) anticipated distribution payments to our common and restricted stockholders totaling approximately $96.4 million based on an assumed annual cash distribution of $1.35 per share based on the number of our shares outstanding as of September 30, 2011, (ii) anticipated distribution payments to our Operating Partnership unitholders totaling approximately $1.4 million based on an assumed annual distribution of $1.35 per common unit of limited partnership interest (“Common Unit”) and a cumulative preferential per annum cash distribution rate of 5.99% on our preferred units of limited partnership interest (“Series A Preferred Units”) based on the number of units outstanding as of September 30, 2011, (iii) the pay-off of approximately $71.0 million of fixed-rate mortgage debt scheduled to mature during the next 12 months, (iv) estimated development costs over the next 12 months totaling approximately $151.1 million for nine wholly-owned properties currently under construction, (v) funds for other development projects scheduled to commence construction during the next 12 months, and (vi) potential future property acquisitions.

We expect to meet our short-term liquidity requirements by (i) borrowing under our existing credit facilities discussed below, (ii) potentially disposing of properties depending on market conditions, and (iii) utilizing net cash provided by operations.  In addition, subsequent to September 30, 2011, the Company was assigned a “Baa3” issuer rating by Moody’s Investors Service and a “BBB-” corporate credit rating by Standard & Poor’s Ratings Services.  Both ratings are considered “investment grade” and indicated a stable outlook for the Company.  These ratings potentially provide us with access to the unsecured bond market, an additional avenue that can be used to fund our liquidity needs.

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

Each loan bears interest at a variable rate, at our option, based upon a base rate or one-, two-, three- or six-month LIBOR, plus, in each case, a spread based upon our total leverage.  We entered into interest rate swaps that effectively fix the interest rate to 3.8% (1.8% + 2.0% spread) on $100 million of the $200 million outstanding balance of the new unsecured term loan.  Refer to Note 12 in the accompanying Notes to Consolidated Financial Statements contained in Item 1 herein for a more detailed discussion of our derivative instruments and hedging activities.  The remaining $100 million balance of the unsecured term loan continues to bear interest at a variable rate (2.24% as of September 30, 2011).  Availability under the revolving credit facility is limited to an "aggregate borrowing base amount" equal to 60% of the value of our unencumbered properties, calculated as set forth in the Credit Facility.  Additionally, we are required to pay an unused commitment fee ranging from 0.25% to 0.35% per annum, based on the outstanding balance under the revolving credit facility.  As of September 30, 2011, the balance outstanding on the revolving credit facility totaled $34.0 million, bearing interest at a weighted average annual rate of 2.24%, and availability under the combined Credit Facility totaled approximately $459.7 million.

The terms of the Credit Facility include certain restrictions and covenants, which limit, among other items, the incurrence of additional indebtedness, liens, and the disposition of assets.  The facility contains customary affirmative and negative covenants and also contains financial covenants that, among other things, require us to maintain certain minimum ratios of "EBITDA" (earnings before interest, taxes, depreciation and amortization) to fixed charges and total indebtedness.  We may not pay distributions that exceed a specified percentage of funds from operations, as adjusted, for any four consecutive quarters.  The financial covenants also include consolidated net worth and leverage ratio tests.  As of September 30, 2011, we were in compliance with all such covenants.

 Secured Agency Facility

We have a $125 million secured revolving credit facility with a Freddie Mac lender.  The facility has a five-year term and is currently secured by 10 properties referred to as the “Collateral Pool.”  The facility bears interest at one- or three-month LIBOR plus a spread that varies based on the debt service ratio of the Collateral Pool.  Additionally, we are required to pay an unused commitment fee of 1.0% per annum.  During the three months ended September 30, 2011, we borrowed $20.0 million from the facility, and as of September 30, 2011, the balance outstanding on the facility totaled $116.0 million, bearing interest at a weighted average annual rate of 2.29%.  The secured agency facility includes some, but not all, of the same financial covenants as the secured revolving credit facility, described above.  As of September 30, 2011, we were in compliance with all such covenants.

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

On November 3, 2011, we declared a third quarter 2011 distribution per share of $0.3375, which will be paid on November 29, 2011 to all common stockholders of record as of November 15, 2011.  At the same time, the Operating Partnership will pay an equivalent amount per unit to holders of Common Units, as well as the quarterly cumulative preferential distribution to holders of Series A Preferred Units.

                     Pre-Development Expenditures

Our third-party and owned development activities have historically required us to fund pre-development expenditures such as architectural fees, permits and deposits.  The closing and/or commencement of construction of these development projects is subject to a number of risks such as our inability to obtain financing on favorable terms and delays or refusals in obtaining necessary zoning, land use, building, and other required governmental permits and authorizations  As such, we cannot always predict accurately the liquidity needs of these activities.  We frequently incur these pre-development expenditures before a financing commitment and/or required permits and authorizations have been obtained.  Accordingly, we bear the risk of the loss of these pre-development expenditures if financing cannot ultimately be arranged on acceptable terms or we are unable to successfully obtain the required permits and authorizations.  Historically, our third-party and owned development projects have been successfully structured and financed; however, these developments have at times been delayed beyond the period initially scheduled, causing revenue to be recognized in later periods.  As of September 30, 2011, we have deferred approximately $13.9 million in pre-development costs related to third-party and owned development projects that have not yet commenced construction.

                     Indebtedness

As of September 30, 2011, we had approximately $1,230.9 million of outstanding consolidated indebtedness (excluding net unamortized debt discounts and debt premiums of approximately $5.5 million and $11.7 million, respectively), comprised of a $200.0 million balance on our unsecured term loan, $116.0 million balance on our secured agency facility, $34.0 million balance on our unsecured revolving credit facility, $801.5 million in mortgage loans secured by our wholly-owned properties, $32.2 million in mortgage loans secured by two phases of an on-campus participating property, and $47.2 million in bond issuances secured by three of our on-campus participating properties.  The weighted average interest rate on our consolidated indebtedness as of September 30, 2011 was 4.86% per annum.  As of September 30, 2011, approximately 20.3% of our total consolidated indebtedness was variable rate debt, comprised of our secured agency facility, unsecured revolving credit facility and $100 million of our $200 million unsecured term loan balance that is not hedged to interest rate swaps.

              Wholly-Owned Properties

The weighted average interest rate of the $801.5 million of wholly-owned mortgage debt was 5.58% per annum as of September 30, 2011.  Each of the mortgage loans is a non-recourse obligation subject to customary exceptions.  Each of these mortgages has a 30-year amortization, and none are cross-defaulted or cross-collateralized to any other indebtedness.  The loans generally may not be prepaid prior to maturity; in certain cases prepayment is allowed, subject to prepayment penalties.

              On-Campus Participating Properties

Three of our on-campus participating properties are 100% financed with $47.2 million of outstanding project-based taxable bonds.  Under the terms of these financings, one of our special purpose subsidiaries publicly issued three series of taxable bonds and loaned the proceeds to three special purpose subsidiaries that each hold a separate leasehold interest.  Although a default in payment by these special purpose subsidiaries could result in a default under one or more series of bonds, the indebtedness of any of these special purpose subsidiaries is not cross-defaulted or cross-collateralized with indebtedness of the Company, the Operating Partnership or other special purpose subsidiaries.  Repayment of principal and interest on these bonds is insured by MBIA, Inc.  The loans encumbering the leasehold interests are non-recourse, subject to customary exceptions.

The Cullen Oaks Phase I and Phase II on-campus participating properties are currently encumbered by mortgage loans with balances as of September 30, 2011 of approximately $16.0 million and $16.2 million, respectively.  The loans mature in February 2014 and bear interest at a rate of LIBOR plus 1.35%.  In connection with these loans, we entered into an interest rate swap agreement effective February 15, 2007 through February 15, 2014, that is designated to hedge our exposure to fluctuations on interest payments attributed to changes in interest rates associated with payments on the loans.  Under the terms of the interest rate swap agreement, we pay a fixed rate of 6.69% per annum and receive a floating rate of LIBOR plus 1.35%.  Pursuant to the Leases, in the event the leasehold estate does not achieve Financial Break Even (defined as revenues less operating expenses, excluding management fees, less debt service), the applicable Lessor would be required to make a rental payment, also known as the Contingent Payment, sufficient to achieve Financial Break Even.  The Contingent Payment provision remains in effect until such time as any financing placed on the facilities would receive an investment grade rating without the Contingent Payment provision.  In the event that the Lessor is required to make a Contingent Payment, future net cash flow distributions would be first applied to repay such Contingent Payments and then to unpaid management fees prior to normal distributions.  We have guaranteed payment of this property’s indebtedness.

The weighted average interest rate of the indebtedness encumbering our on-campus participating properties was 7.19% at September 30, 2011.

Off Balance Sheet Items

As discussed in Note 14 in the accompanying Notes to Consolidated Financial Statements contained in Item 1 herein, we continue to hold a 10% equity interest in an unconsolidated joint venture with mortgage debt outstanding of approximately $18.2 million as of September 30, 2011.  Our Operating Partnership serves as non-recourse, carve-out guarantor of this debt, which means we are liable to the lender for any loss, damage, cost, expense, liability, claim or other obligation incurred by the lender arising out of or in connection with certain non-recourse exceptions in connection with the debt.  Pursuant to the limited liability company agreement, the joint venture agreed to indemnify, defend and hold harmless the Operating Partnership with respect to such obligations, except to the extent such obligations were caused by the willful misconduct, gross negligence, fraud or bad faith of the Operating Partnership or its employees, agents or affiliates.

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

The following table presents a reconciliation of our net income attributable to common shareholders to FFO and FFOM:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income attributable to common shareholders	$1,641	$3,905	$40,794	$2,484
Noncontrolling interests	151	181	1,059	484
(Gain) loss from disposition of real estate	-	-	(14,574)	3,705
Loss from unconsolidated joint ventures	42	9	67	2,134
FFO from unconsolidated joint ventures (1)	(26)	26	(19)	(1,218)
Real estate related depreciation and amortization	21,917	19,494	65,569	54,342
Funds from operations (“FFO”)	23,725	23,615	92,896	61,931

Elimination of operations of on-campus participating properties and unconsolidated joint venture:
Net loss (income) from on-campus participating properties	770	1,268	(576)	558
Amortization of investment in on-campus participating properties	(1,123)	(1,094)	(3,330)	(3,253)
FFO from Hampton Roads unconsolidated joint venture (2)	-	-	-	160
	23,372	23,789	88,990	59,396
Modifications to reflect operational performance of on- campus participating properties:
Our share of net cash flow (3)	441	599	1,715	1,391
Management fees	215	202	770	723
Impact of on-campus participating properties	656	801	2,485	2,114
Gain on remeasurement of equity method investment (4)	-	(3,901)	-	(3,901)
Elimination of provision for asset impairment-wholly-owned property (5)	-	-	-	4,036
Elimination of provision for asset impairments-unconsolidated joint ventures (6)	-	-	-	1,414
Funds from operations – modified (“FFOM”)	$24,028	$20,689	$91,475	$63,059

FFO per share – diluted	$0.33	$0.39	$1.32	$1.10

FFOM per share – diluted	$0.34	$0.34	$1.30	$1.12

Weighted average common shares outstanding – diluted	71,580,468	60,909,931	70,152,495	56,410,900

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

(4)
Represents a non-cash gain recorded to remeasure our equity method investment in one of the joint ventures with Fidelity to fair value as a result of our purchase of Fidelity’s remaining 90% interest in the joint venture in September 2010.

(5)	Represents an impairment charge recorded during the three months ended March 31, 2010 for Campus Walk – Oxford, a property that was sold in April 2010.

(6)	Represents our share of impairment charges recorded during the nine months ended September 30, 2010 for properties owned through our unconsolidated joint ventures with Fidelity.

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

Dated:	November 8, 2011

AMERICAN CAMPUS COMMUNITIES, INC.

By:	/s/ William C. Bayless, Jr.

William C. Bayless, Jr. President and Chief Executive Officer

By:	/s/ Jonathan A. Graf

Jonathan A. Graf Executive Vice President, Chief Financial Officer, Treasurer and Secretary