Form 10-K
period 2011-12-31
AMERICAN CAMPUS COMMUNITIES INC
filed 2012-02-28
CIK 1283630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2011.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was $2,464,550,014 based on the last sale price of the common equity on June 30, 2011 which is the last business day of the Company’s most recently completed second quarter.

There were 74,561,852 shares of the Company’s common stock with a par value of $0.01 per share outstanding as of the close of business on February 17, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this report incorporates information by reference from the definitive Proxy Statement for the 2012 Annual Meeting of Stockholders.

FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2011

PART I

Item 1.  Business

Overview

Formed on March 9, 2004, American Campus Communities, Inc. (referred to herein as the “Company,” “us,” “we,” and “our”) is a real estate investment trust (“REIT”) that is one of the largest owners, managers and developers of high quality student housing properties in the United States in terms of beds owned, developed, and under management.  We are a fully integrated, self-managed and self-administered equity REIT with expertise in the acquisition, design, financing, development, construction management, leasing and management of student housing properties.  As of December 31, 2011, our total owned, joint venture and third-party managed portfolio included 148 properties with approximately 96,600 beds in approximately 32,700 units.

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

Acquisitions:  In 2011, we acquired controlling financial interests in four off-campus properties containing 1,211 units and 3,403 beds, and one retail shopping center that we plan to develop into a mixed-use community containing both student housing and retail.  The combined purchase price for our controlling financial interest in these five properties was approximately $237.0 million.

We believe our relationships with university systems and individual educational institutions, our knowledge of the student housing market and our prominence as the first publicly-traded REIT focused exclusively on student housing in the United States will afford us a competitive advantage in acquiring additional student housing properties.

Development:  In August 2011, we completed the final stages of construction on two owned off-campus properties and two on-campus American Campus Equity (“ACE®”) properties containing 626 units and 2,480 beds.  In addition, as of December 31, 2011, we were in the process of constructing five owned off-campus properties and six ACE on-campus properties.  These properties are summarized in the table below:

Property	Location	Primary University Served	Units	Beds	Estimated Project Cost	Costs Incurred as of 12/31/11 (1)	Scheduled to Open for Occupancy
University Pointe at College Station - ACE	Portland, OR	Portland State University	282	978	$87,800	$51,796	September 2012

The Suites – ACE	Flagstaff, AZ	Northern Arizona University	275	550	28,100	10,772	August 2012

Hilltop Townhomes – ACE	Flagstaff, AZ	Northern Arizona University	144	576	32,500	13,325	August 2012

Casas del Rio – ACE	Albuquerque, NM	University of New Mexico	283	1,028	39,400	10,484	August 2012

The Villas at Vista del Sol - ACE	Tempe, AZ	Arizona State University	104	400	21,900	5,602	August 2012

Casa de Oro - ACE	Glendale, AZ	Arizona State University	109	365	14,600	2,837	August 2012

U Club on Frey	Kennesaw, GA	Kennesaw State University	114	456	22,500	12,452	August 2012

U Club Townhomes on Marion Pugh	College Station, TX	Texas A&M University	160	640	34,100	23,704	August 2012

Campus Edge on UTA Boulevard	Arlington, TX	Univ. of Texas at Arlington	128	488	24,900	10,037	August 2012

Villas on Rensch	Amherst, NY	University at Buffalo	153	610	44,800	25,052	August 2012

The Village at Overton Park	Lubbock, TX	Texas Tech University	163	612	34,800	17,590	August 2012
Total			1,915	6,703	$385,400	$183,651

(1)	In addition to construction in progress, costs incurred to date include land, furniture deposits and prepaid insurance.

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

Wholly-Owned Properties:    Off-campus properties are generally located in close proximity to the school campus, generally with pedestrian, bicycle, or university shuttle access.  Off-campus housing tends to offer more relaxed rules and regulations than on-campus housing, resulting in off-campus housing being generally more appealing to upper-classmen.  We believe that the support of colleges and universities can be beneficial to the success of our wholly-owned properties.  We actively seek to have these institutions recommend our facilities to their students or to provide us with mailing lists so that we may directly market to students and parents.  In some cases, the institutions actually promote our off-campus facilities in their recruiting and admissions literature.  In cases where the educational institutions do not provide mailing lists or recommendations for off-campus housing, most provide comprehensive lists of suitable properties to their students, and we continually work to ensure that our properties are on these lists in each of the markets that we serve.

Off-campus housing is subject to competition for tenants with on-campus housing owned by colleges and universities, and vice versa.  Colleges and universities can generally avoid real estate taxes and borrow funds at lower interest rates than us (and other private sector operators), thereby decreasing their operating costs.  Residence halls owned and operated by the primary colleges and universities in the markets of our off-campus properties may charge lower rental rates, but typically offer fewer amenities than we offer at our properties.  Additionally, most universities are only able to house a small percentage of their overall enrollment, and are therefore highly dependent upon the off-campus market to provide housing for their students.  High-quality, well run off-campus student housing can be a critical component to an institution’s ability to attract and retain students.  Therefore, developing and maintaining good relationships with educational institutions can result in a privately owned off-campus facility becoming, in effect, an extension of the institution’s housing program, with the institution providing highly valued references and recommendations to students and parents.

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

American Campus Equity (ACE):  Included in our wholly-owned properties segment and branded and marketed to colleges and universities as the ACE program, this transaction structure provides us with what we believe is a lower-risk opportunity compared to other off-campus projects, as our ACE projects will have premier on-campus locations with marketing and operational assistance from the university.  The subject university substantially benefits by increasing its housing capacity with modern, well-amenitized student housing with no or minimal impacts to its own credit ratios, preserving the university’s credit capacity to fund academic and research facilities.

On-Campus Participating Properties:  Our On-Campus Participating Properties segment includes four on-campus properties owned by one of our taxable REIT subsidiaries (“TRSs”) that are operated under long-term ground/facility leases with two university systems. Under our ground/facility leases, we receive an annual distribution representing 50% of these properties’ net cash flows, as defined in the ground/facility lease agreements.  We also manage these properties under multi-year management agreements and are paid a management fee representing 5% of receipts.  Refer to Note 8 in the accompanying Notes to Consolidated Financial Statements contained in Item 8 herein for a more detailed description of these properties.

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

Environmental Matters

Under various laws and regulations relating to the protection of the environment, an owner of real estate may be held liable for the costs of removal or remediation of certain hazardous or toxic substances located on or in its property.  These laws often impose liability without regard to whether the owner was responsible for, or even knew of, the presence of such substances.  The presence of such substances may adversely affect the owner’s ability to rent or sell the property or use the property as collateral.  Independent environmental consultants conducted environmental site assessments on all of the wholly-owned properties and on-campus participating properties in our existing portfolio.  We are not aware of any environmental conditions that management believes would have a material adverse effect on the Company.  There is no assurance, however, that environmental site assessments or other investigations would reveal all environmental conditions or that environmental conditions not known to us may exist now or in the future which would result in liability to the Company for remediation or fines, either under existing laws and regulations or future changes to such requirements.

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

Employees

As of December 31, 2011, we had approximately 2,387 employees, consisting of:

●	approximately 1,348 on-site employees in our wholly-owned properties segment, including 566 Resident Assistants;
●	approximately 107 on-site employees in our on-campus participating properties segment, including 48 Resident Assistants;
●	approximately 819 employees in our property management services segment, including 729 on-site employees and 90 corporate office employees;
●	approximately 44 corporate office employees in our development services segment; and
●	approximately 69 executive, corporate administration and financial personnel.

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

As of December 31, 2011, our total consolidated indebtedness was approximately $1,442.4 million (excluding unamortized debt premiums and discounts).  Our debt service obligations expose us to the risk of default and reduce or eliminate cash resources that are available to operate our business or pay distributions that are necessary to maintain our qualification as a REIT.  There is no limit on the amount of indebtedness that we may incur except as provided by the covenants in our corporate-level debt.  We may incur additional indebtedness to fund future property development, acquisitions and other working capital needs, which may include the payment of distributions to our security holders.  The amount available to us and our ability to borrow from time to time under our corporate-level debt is subject to certain conditions and the satisfaction of specified financial covenants.  Our level of debt and the limitations imposed on us by our debt agreements could have significant adverse consequences, including the following:

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

We have construction loans with varying interest rates that are dependent upon the market index.  In addition, we have an unsecured credit facility and secured agency facility both bearing interest at a variable rate on all amounts drawn on the facilities.  We may incur additional variable rate debt in the future.  Increases in interest rates on variable rate debt would increase our interest expense, unless we make arrangements that hedge the risk of rising interest rates, which would adversely affect net income and cash available for payment of our debt obligations and distributions to stockholders.

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

As of December 31, 2011, we were in the process of constructing 11 wholly-owned properties.  These properties are subject to the various risks relating to properties that are under construction referred to elsewhere in these risk factors, including the risks that we may encounter delays in completion and that any such project may experience cost overruns or may not be completed on time.  Additionally, if we do not complete the construction of properties on schedule, we may be required to provide alternative housing to the students with whom we have signed leases.  We generally do not make any arrangements for such alternative housing for these properties and we would likely incur significant expenses in the event we provide such housing.  If construction is not completed on schedule, students may attempt to break their leases and our occupancy at such properties for that academic year may suffer.

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

Over the past several years, there have been an increasing number of lawsuits against owners and managers of residential properties, alleging personal injury and property damage caused by the presence of mold in residential real estate.  Some of these lawsuits have resulted in substantial monetary judgments or settlements.  Insurance carriers have reacted to these liability awards by excluding mold related programs designed to minimize the existence of mold in any of our properties as well as guidelines for promptly addressing and resolving reports of mold to minimize any impact mold might have on residents or the property.

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

Item 1B.  Unresolved Staff Comments

There were no unresolved comments from the staff of the SEC at December 31, 2011.

Item 2.   Properties

The following table presents certain summary information about our properties.  Our properties generally are modern facilities, and amenities at most of our properties include a swimming pool, basketball courts and a large community center featuring a fitness center, computer center, study areas, and a recreation room with billiards and other games. Some properties also have a jacuzzi/hot tub, volleyball courts, tennis courts and in-unit washers and dryers.  The Callaway House also has a food service facility.  Lease terms are generally 12 months at wholly-owned properties and 9 months at our on-campus participating properties.

These properties are included in the Wholly-Owned Properties and On-Campus Participating Properties segments discussed in Item 1 and Note 18 in the accompanying Notes to Consolidated Financial Statements contained in Item 8.  We own fee title to all of these properties except for properties subject to ground/facility leases and our on-campus participating properties, as discussed more fully in Note 8 and Note 16 in the accompanying Notes to Consolidated Financial Statements contained in Item 8.  All dollar amounts in this table and others herein, except share and per share amounts, are stated in thousands unless otherwise indicated.

Property	Year Built	Date Acquired/ Developed	Primary University Served	Typical Lease Term (Mos)	Year Ended December 31, 2011 Revenue		Average Monthly Revenue/ Bed (1)		2011 Average Occupancy (2)	Occupancy as of 12/31/11	# of Buildings	# of Units	# of Beds

WHOLLY-OWNED PROPERTIES

The Village at Blacksburg	1990/ 1998	Dec-00	Virginia Polytechnic Institute and State University	12	5,353		409		99.2%	99.5%	26	288	1,056

The Callaway House	1999	Mar-01	Texas A&M University	9	7,816	(3)	n/a	(3)	103.4%	103.3%	1	173	538

The Village at Alafaya Club	1999	Jul-00	The University of Central Florida	12	6,266		579		99.4%	99.4%	20	228	839

The Village at Science Drive	2000	Nov-01	The University of Central Florida	12	5,541		596		99.4%	99.3%	17	192	732

University Village at Boulder Creek	2002	Aug-02	The University of Colorado at Boulder	12	2,961		759		98.7%	98.7%	4	82	309

University Village - Fresno	2004	Aug-04	California State University – Fresno	12	2,525		497		93.9%	98.0%	9	105	406

University Village - Temple	2004	Aug-04	Temple University	12	6,852		700		98.7%	98.8%	3	220	749

University Village at Sweet Home	2005	Aug-05	State University of New York – Buffalo	12	6,585		672		95.6%	90.2%	11	269	828

University Club Townhomes (4)	2000/ 2002	Feb-05	Florida State University	12	5,383		466		99.1%	99.2%	27	216	736

College Club Townhomes (4)	2001	Feb-05	Florida A&M University	12	3,158		369		95.7%	94.7%	12	136	544

University Club Apartments	1999	Feb-05	University of Florida	12	2,113		451		97.4%	98.4%	9	94	376

The Estates	2002	Mar-05	University of Florida	12	6,618		519		97.0%	99.0%	20	396	1,044

CityParc at Fry Street	2004	Mar-05	University of North Texas	12	3,025		587		98.4%	97.8%	8	136	418

Entrada Real	2000	Mar-06	University of Arizona	12	2,764		559		99.4%	99.7%	8	98	363

University Village Tallahassee (5)	1990/91/ 92	Mar-06	Florida State University	12	4,060		455		98.4%	99.2%	12	217	716

Royal Village Gainesville	1996	Mar-06	University of Florida	12	2,719		497		95.6%	97.1%	8	118	448

Northgate Lakes	1997/98	Mar-06	The University of Central Florida	12	5,085		572		99.3%	99.4%	13	194	710

Royal Lexington	1994	Mar-06	The University of Kentucky	12	1,994		424		98.3%	98.4%	4	94	364

The Woods at Greenland	2001	Mar-06	Middle Tennessee State University	12	1,381		404		97.6%	97.8%	3	78	276

Raiders Crossing	2002	Mar-06	Middle Tennessee State University	12	1,518		436		99.0%	97.8%	4	96	276

Raiders Pass	2002/03	Mar-06	Texas Tech University	12	4,753		462		98.7%	97.1%	12	264	828

Aggie Station	2003	Mar-06	Texas A&M University	12	2,868		521		99.5%	99.8%	5	156	450

The Outpost - San Marcos	2003/04	Mar-06	Texas State University – San Marcos	12	2,982		490		99.6%	99.6%	5	162	486

The Outpost - San Antonio	2005	Mar-06	University of Texas – San Antonio	12	5,821		553		99.9%	99.9%	10	276	828

Property	Year Built	Date Acquired/ Developed	Primary University Served	Typical Lease Term (Mos)	Year Ended December 31, 2011 Revenue	Average Monthly Revenue/ Bed (1)	2011 Average Occupancy (2)	Occupancy as of 12/31/11	# of Buildings	# of Units	# of Beds

Callaway Villas	2006	Aug-06	Texas A&M University	12	5,932	716	91.9%	99.9%	20	236	704

The Village on Sixth Avenue	2000/06	Jan-07	Marshall University	12	4,114	449	97.3%	97.2%	14	248	752

Newtown Crossing	2005/07	Feb-07	University of Kentucky	12	6,248	545	98.3%	99.3%	7	356	942

Olde Towne University Square	2005	Feb-07	University of Toledo	12	3,812	559	99.5%	98.2%	4	224	550

Peninsular Place	2005	Feb-07	Eastern Michigan University	12	2,749	448	98.5%	99.0%	2	183	478

University Centre	2007	Aug-07	Rutgers University, NJIT, Essex CCC	9/12	7,147	776	86.5%	98.0%	2	234	838

Sunnyside Commons	1925/ 2001	Feb-08	West Virginia University	12	864	425	100.8%	100.6%	9	68	161

Pirates Place Townhomes	1996	Feb-08	East Carolina University	12	2,336	351	91.7%	93.0%	12	144	528

The Highlands	2004	June-08	University of Nevada at Reno	12	3,723	423	95.0%	98.9%	17	216	732

Jacob Heights and The Summit (5)	2003- 2006	June-08	Minnesota State University	12	5,090	443	97.3%	98.3%	34	258	930

GrandMarc – Seven Corners	2000	June-08	University of Minnesota	12	4,620	619	125.9%	125.7%	1	186	440

University Village – Sacramento	1979	June-08	California State University – Sacramento	12	2,762	551	102.4%	104.1%	41	250	394

Aztec Corner	1995	June-08	San Diego State University	12	4,344	574	98.4%	97.9%	3	180	606

University Crossings	1926/ 2003	June-08	University of Pennsylvania / Drexel	12	8,462	569	99.3%	99.4%	1	260	1,016

Campus Corner	1997	June-08	Indiana University	12	4,293	440	96.8%	99.1%	23	254	796

The Tower at 3rd	1973	June-08	University of Illinois	12	3,156	665	96.7%	98.9%	1	188	375

University Mills	2002	June-08	University of Northern Iowa	12	2,413	398	98.8%	98.1%	11	121	481

Pirates Cove (6)	2000	June-08	East Carolina University	12	4,584	347	98.3%	98.7%	26	264	1,056

University Manor	2002	June-08	East Carolina University	12	2,822	378	96.9%	93.7%	18	168	600

Brookstone Village	1993	June-08	UNC – Wilmington	12	1,429	460	102.1%	102.1%	12	124	238

Campus Walk – Wilmington	1989	June-08	UNC – Wilmington	12	2,121	539	104.7%	105.5%	12	289	290

University Pines	2001	June-08	Georgia Southern University	12	2,823	403	97.9%	99.5%	13	144	552

Lakeside Apartments	1991	June-08	University of Georgia	12	3,706	364	97.6%	98.3%	20	244	776

The Club	1989	June-08	University of Georgia	12	1,895	322	97.6%	98.1%	17	120	480

The Edge -Orlando	1999	June-08	The University of Central Florida	12	6,885	575	99.4%	99.5%	21	306	930

University Place	2003	June-08	University of Virginia	12	2,339	396	89.3%	85.6%	12	144	528

Southview Apartments	1998	June-08	James Madison University	12	5,333	459	98.5%	98.4%	21	240	960

Stone Gate Apartments	2000	June-08	James Madison University	12	3,749	473	96.9%	92.9%	15	168	672

Property	Year Built	Date Acquired/ Developed	Primary University Served	Typical Lease Term (Mos)	Year Ended December 31, 2011	Average Monthly Revenue/ Bed (1)	2011 Average Occupancy (2)	Occupancy as of 12/31/11	# of Buildings	# of Units	# of Beds

The Commons	1991	June-08	James Madison University	12	2,491	395	96.7%	95.3%	11	132	528

University Gables	2001	June-08	Middle Tennessee State University	12	2,966	359	97.6%	98.1%	15	168	648

Campus Ridge	2003	June-08	East Tennessee State University	12	2,436	375	96.1%	94.9%	10	132	528

The Enclave	2002	June-08	Bowling Green State University	12	1,691	281	98.7%	99.2%	11	120	480

Hawks Landing	1994	June-08	Miami University of Ohio	12	2,334	394	98.9%	99.0%	13	122	484

Willowtree Apartments & Towers (4)	1968/ 1974	June-08	University of Michigan	12	4,738	459	98.3%	96.7%	16	473	851

Abbott Place	1999	June-08	Michigan State University	12	3,528	440	99.1%	99.4%	9	222	654

The Centre	2004	June-08	Western Michigan University	12	3,318	378	99.3%	99.3%	23	232	700

University Meadows	2001	June-08	Central Michigan University	12	2,818	385	93.8%	98.5%	23	184	616

Campus Way	1993	June-08	University of Alabama	12	3,626	429	97.4%	97.1%	9	194	680

University Pointe	2004	June-08	Texas Tech University	12	4,485	538	97.5%	95.5%	11	204	682

University Trails	2003	June-08	Texas Tech University	12	4,262	503	98.5%	97.1%	20	240	684

Vista del Sol - ACE	2008	Aug-08	Arizona State University	12	15,757	644	97.3%	98.4%	12	613	1,866

Villas at Chestnut Ridge	2008	Aug-08	State University of New York – Buffalo	12	4,767	710	99.0%	99.1%	12	196	552

Barrett Honors College – ACE	2009	Aug-09	Arizona State University	9	12,509	764	97.4%	97.4%	7	604	1,721

University Heights	2001	Mar-10	University of Alabama at Birmingham	12	2,712	392	98.3%	99.2%	8	176	528
Sanctuary Lofts	2008	July-10	Texas State University – San Marcos	12	3,853	602	97.7%	97.3%	4	201	487

Lions Crossing	1996	Sep-10	Penn State University	12	4,626	493	99.4%	99.4%	17	204	696

Nittany Crossing	1996/97	Sep-10	Penn State University	12	4,203	471	99.4%	99.3%	11	204	684

State College Park	1991	Sep-10	Penn State University	12	4,413	451	99.1%	98.5%	15	196	752

The View	2003	Sep-10	University of Nebraska	12	2,405	323	99.0%	99.7%	12	157	590

Chapel Ridge	2003	Sep-10	UNC – Chapel Hill	12	3,865	603	96.3%	94.3%	13	180	544

Chapel View	1986/ 2003	Sep-10	UNC – Chapel Hill	12	2,702	633	96.6%	97.5%	14	224	358

University Oaks	2004	Sep-10	University of South Carolina	12	3,984	482	98.8%	99.1%	14	181	662

Blanton Common	2005/07	Sep-10	Valdosta State University	12	4,630	416	97.8%	99.4%	21	276	860

Burbank Commons	1995	Sep-10	Louisiana State University	12	2,784	426	97.7%	96.4%	7	134	532

University Crescent	1999	Sep-10	Louisiana State University	12	3,906	512	98.9%	98.7%	15	192	612

University Greens	1999	Sep-10	University of Oklahoma	12	2,448	393	94.2%	98.8%	13	156	516

The Edge – Charlotte	2000	Nov-10	University of North Carolina at Charlotte	12	3,915	442	98.7%	98.9%	15	180	720

Property	Year Built	Date Acquired/ Developed	Primary University Served	Typical Lease Term (Mos)	Year Ended December 31, 2011 Revenue	Average Monthly Revenue/ Bed (1)	2011 Average Occupancy (2)	Occupancy as of 12/31/11	# of Buildings	# of Units	# of Beds

University Walk	2002	Nov-10	University of North Carolina at Charlotte	12	2,771	470	98.9%	99.0%	12	120	480

Uptown Apartments	2004	Nov-10	University of North Texas	12	3,729	567	97.9%	97.9%	12	180	528

2nd Ave Centre	2008	Dec-10	University of Florida	12	5,036	474	98.3%	99.3%	7	274	868

Subtotal – Same Store Wholly-Owned Properties (7)					343,600	499	98.0%	98.4%	1,052	17,176	54,216

Campus Trails (8)	1991	June-08	Mississippi State University	12	2,051	375	90.2%	98.8%	14	156	480

Villas at Babcock	2011	Aug-11	University of Texas – San Antonio	12	2,088	493	99.5%	99.5%	16	204	792

Lobo Village - ACE	2011	Aug-11	University of New Mexico	12	2,091	451	99.3%	99.5%	20	216	864

Villas on Sycamore	2011	Aug-11	Sam Houston State University	12	1,467	420	96.3%	96.2%	88	170	680

University Village Northwest - ACE	2011	Aug-11	Prairie View A&M University	9	402	538	99.4%	99.3%	2	36	144

University Shoppes at Orlando (9)	1976/87	Aug-11	University of Central Florida	12	589	n/a	n/a	n/a	-	-	-

Eagles Trail (10)	2007	Sep-11	University of Southern Mississippi	12	907	332	80.2%	79.4%	16	216	792

Studio Green (10)	1963/68	Nov-11	Florida State University	12	274	272	72.7%	72.7%	5	370	684

26 West (10)	2008	Dec-11	University of Texas - Austin	12	778	747	97.7%	97.7%	3	367	1,026

The Varsity (10)	2011	Dec-11	University of Maryland	12	541	657	91.2%	91.2%	1	258	901

University Pointe at College Station – ACE (11)	2012	Sep-12	Portland State University	12	-	n/a	n/a	n/a	1	282	978

Casas del Rio - ACE (11)	2012	Aug-12	University of New Mexico	10	18	n/a	n/a	n/a	4	283	1,028

The Suites - ACE (11)	2012	Aug-12	Northern Arizona University	10	11	n/a	n/a	n/a	2	275	550

Hilltop Townhomes - ACE (11)	2012	Aug-12	Northern Arizona University	12	28	n/a	n/a	n/a	10	144	576

U Club on Frey (11)	2012	Aug-12	Kennesaw State University	12	26	n/a	n/a	n/a	7	114	456

Campus Edge on UTA Boulevard (11)	2012	Aug-12	University of Texas - Arlington	12	5	n/a	n/a	n/a	1	128	488

U Club Townhomes on Marion Pugh (11)	2012	Aug-12	Texas A&M University	12	12	n/a	n/a	n/a	37	160	640

Villas on Rensch (11)	2012	Aug-12	University at Buffalo	12	4	n/a	n/a	n/a	39	153	610

The Village at Overton Park (11)	2012	Aug-12	Texas Tech University	12	6	n/a	n/a	n/a	2	163	612

Casa de Oro - ACE (11)	2012	Aug-12	Arizona State University	12	-	n/a	n/a	n/a	1	109	365

The Villas at Vista del Sol - ACE (11)	2012	Aug-12	Arizona State University	12	-	n/a	n/a	n/a	1	104	400

Subtotal – New Wholly-Owned Properties					11,298	439	92.5%	92.2%	270	3,908	13,066

Total – Wholly-Owned Properties					354,898	497	97.8%	97.7%	1,322	21,084	67,282

Property	Year Built	Date Acquired/ Developed	Primary University Served	Typical Lease Term (Mos)	Year Ended December 31, 2011 Revenue	Average Monthly Revenue/ Bed (1)		2011 Average Occupancy (2)	Occupancy as of 12/31/11	# of Buildings	# of Units	# of Beds

ON-CAMPUS PARTICIPATING PROPERTIES (12)

University Village – PVAMU	1996/ 97/98	Aug-96 Aug-98	Prairie View A&M University	9	9,836	535		98.3%	99.0%	30	612	1,920

University College – PVAMU	2000/ 2003	Aug-00 Aug-03	Prairie View A&M University	9	7,162	532		96.8%	99.6%	14	756	1,470

University Village – TAMIU	1997	Aug-97	Texas A&M International University	9	1,405	528		95.2%	89.2%	4	84	250

Cullen Oaks	2001/ 2005	Aug-01 Aug-05	The University of Houston	9	6,849	738		99.2%	96.5%	4	411	879

Total - On-Campus Participating Properties					25,252	574		97.8%	98.2%	52	1,863	4,519

Grand Total- All Properties					$380,150	$501	(13)	97.8%	97.8%	1,374	22,947	71,801

(1)
Average monthly revenue per bed is calculated based upon our base rental revenue earned during typical lease terms for the year ended December 31, 2011 divided by average occupied beds over the typical lease term.

(2)
Average occupancy is calculated based on the average number of occupied beds during typical lease terms for the year ended December 31, 2011 divided by total beds.  For on-campus participating properties, average occupancy is calculated based on the nine month academic year (excluding the summer months).

(3)	As rent at this property includes food services, revenue is not comparable to the other properties in this chart.
(4)
University Club Townhomes, College Club Townhomes, and Willowtree Apartments & Towers each consist of two phases that are counted separately in the property portfolio numbers contained in Note 1 in the accompanying Notes to Consolidated Financial Statements contained in Item 8.

(5)
University Village Tallahassee and Jacob Heights/The Summit each consist of 3 phases that are counted separately in the property portfolio numbers contained in Note 1 in the accompanying Notes to Consolidated Financial Statements contained in Item 8.

(6)	This property is classified as Held for Sale as of December 31, 2011 and is therefore included in discontinued operations in the accompanying Consolidated Financial Statements contained in Item 8.
(7)	Our same store wholly-owned portfolio represents properties that were owned by us for the full year ended December 31, 2011.
(8)	This property incurred business interruption due to significant property damage resulting from a fire in April 2010. The 72 beds damaged by the fire reopened for occupancy in August 2011.
(9)	This property was purchased in 2011 with the intent to demolish the existing retail center and develop a new mixed-use community, with an anticipated completion date of August 2014.
(10)
These properties were acquired during 2011. Average occupancy is calculated based on the period these properties were owned and operated by us in 2011.  For the acquisition of The Varsity, the Company purchased a 79.5% controlling interest.

(11)	Currently under development with scheduled completion dates of August or September 2012.
(12)
Although our on-campus participating properties accounted for 8.1% of our units, 6.3% of our beds and 6.5% of our revenues for the year ended December 31, 2011, because of the structure of their ownership and financing we have only received approximately $2.2 million in distributions of excess cash flow during the year ended December 31, 2011.

(13)	Does not include revenues from The Callaway House because of its food service component.

Item 3. Legal Proceedings

From time to time, we are subject to various lawsuits, claims and proceedings arising in the ordinary course of business.  As of December 31, 2011, none of these were expected to have a material adverse effect on our cash flows, financial condition, or results of operations.

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

	High	Low	Distributions Declared
Quarter ended March 31, 2010	$28.90	$24.20	$0.3375
Quarter ended June 30, 2010	$30.56	$23.62	$0.3375
Quarter ended September 30, 2010	$31.34	$25.92	$0.3375
Quarter ended December 31, 2010	$33.63	$30.03	$0.3375
Quarter ended March 31, 2011	$33.84	$30.60	$0.3375
Quarter ended June 30, 2011	$35.93	$32.09	$0.3375
Quarter ended September 30, 2011	$41.09	$32.57	$0.3375
Quarter ended December 31, 2011	$42.63	$35.28	$0.3375

Holders

As of February 17, 2012, there were approximately 29,800 holders of record of the Company’s common stock and 74,561,852 shares of common stock outstanding.

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

See Part III, Item 12, for a description of securities authorized for issuance under equity compensation plans.

Item 6.  Selected Financial Data

The following table sets forth selected financial and operating data on a consolidated historical basis for the Company.

The following data should be read in conjunction with the Notes to Consolidated Financial Statements in Item 8 and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7.

	As of and for the Year Ended December 31,
	2011	2010	2009	2008	2007
Statements of Operations Information:
Revenues	$390,317	$329,276	$290,073	$220,153	$140,241
Income (loss) from continuing operations	42,069	22,232	190	(9,304)	(1,303)
Discontinued operations:
Income (loss) attributable to discontinued operations	1,097	(1,429)	(3,292)	(3,515)	(128)
Gain (loss) from disposition of real estate	14,806	(3,705)	(9,358)	-	-
Net income (loss)	57,972	17,098	(12,460)	(12,819)	(1,431)
Net income attributable to noncontrolling interests	(1,343)	(888)	(380)	(236)	(255)
Net income (loss) attributable to common shareholders	56,629	16,210	(12,840)	(13,055)	(1,686)

Per Share and Distribution Data:
Earnings per diluted share:
Income (loss) from continuing operations	$0.58	$0.35	$(0.03)	$(0.27)	$(0.07)
Discontinued operations	0.22	(0.09)	(0.25)	(0.09)	(0.01)
Net income (loss)	0.80	0.26	(0.28)	(0.36)	(0.08)
Cash distributions declared per share / unit	1.35	1.35	1.35	1.35	1.35
Cash distributions declared	93,813	76,424	64,492	50,563	32,931

Balance Sheet Data:
Total assets	$3,008,582	$2,693,484	$2,234,981	$2,183,909	$1,076,296
Secured mortgage, construction and bond debt	858,530	1,144,103	1,029,455	1,162,221	533,430
Term loans and credit facilities	589,000	201,000	194,000	114,700	9,600
Capital lease obligations	450	911	2,314	2,555	2,798
Stockholders’ equity	1,375,216	1,213,962	899,030	785,119	428,562

Selected Owned Property Information:
Owned properties	116	104	85	86	44
Units	22,947	20,820	17,008	17,212	9,519
Beds	71,801	64,933	52,118	52,817	28,657
Occupancy as of December 31,	97.8%	98.0%	96.2%	92.4%	95.1%

Net cash provided by operating activities	$131,033	$115,949	$80,443	$36,395	$29,047
Net cash used in investing activities	(440,298)	(244,492)	(123,528)	(435,275)	(187,591)
Net cash provided by financing activities	218,157	175,957	83,578	412,407	91,510

Funds From Operations (“FFO”) (1) (2):
Net income (loss) attributable to common shareholders	$56,629	$16,210	$(12,840)	$(13,055)	$(1,686)
Noncontrolling interests	1,343	888	380	236	255
(Gain) loss from disposition of real estate	(14,806)	3,705	9,358	-	-
Loss from unconsolidated joint ventures	641	2,023	2,073	1,619	108
FFO from unconsolidated joint ventures	(576)	(1,195)	246	(487)	(108)
Real estate related depreciation and amortization	87,951	75,667	75,814	56,459	29,824
Elimination of provision for asset impairment (3)	1,105	5,450	464	-	-
Funds from operations	$132,287	$102,748	$75,495	$44,772	$28,393

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

(2)
We compute FFO in accordance with standards established by the Board of Governors of NAREIT in its March 1995 White Paper (as amended in November 1999 and April 2002), which may differ from the methodology for calculating FFO utilized by other equity REITs and, accordingly, may not be comparable to such other REITs. Further, FFO does not represent amounts available for management’s discretionary use because of needed capital replacement or expansion, debt service obligations or other commitments and uncertainties. FFO should not be considered as an alternative to net income or loss (computed in accordance with GAAP) as an indicator of our financial performance or to cash flow from operating activities (computed in accordance with GAAP) as an indicator of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to pay distributions.

(3)
In October 2011, NAREIT issued guidance directing member companies to exclude impairment write-downs of depreciable real estate from the calculation of FFO.  Previously, the company had included such charges in the calculation of FFO.  In order to conform to the current NAREIT guidance, the company has revised its calculation of FFO for all periods presented to exclude such impairment charges.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Company and Our Business

Overview

We are one of the largest owners, managers and developers of high quality student housing properties in the United States in terms of beds owned and under management.  We are a fully integrated, self-managed and self-administered equity REIT with expertise in the acquisition, design, financing, development, construction management, leasing and management of student housing properties.  Refer to Item 1 contained herein for additional information regarding our business objectives, investment strategies, and operating segments.

Property Portfolio

As of December 31, 2011, our property portfolio contained 116 properties with approximately 71,800 beds in approximately 22,900 apartment units.  Our property portfolio consisted of 101 owned off-campus student housing properties that are in close proximity to colleges and universities, 10 ACE properties operated under ground/facility leases with five university systems, four on-campus participating properties operated under ground/facility leases with the related university systems, and one property containing a retail shopping center which we plan to develop into a mixed-use community including both student housing and retail.  Of the 116 properties, 11 were under development as of December 31, 2011, and when completed will consist of a total of approximately 6,700 beds in approximately 1,900 units.  Our communities contain modern housing units and are supported by a resident assistant system and other student-oriented programming, with many offering resort-style amenities.

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

Third-Party Development and Management Services

We provide development and construction management services for student housing properties owned by universities, 501(c) 3 foundations and others.  Our clients have included some of the nation’s most prominent systems of higher education.  We have developed student housing properties for these clients and a majority of the time have been retained to manage these properties following their opening.  As of December 31, 2011, we were under contract on four third-party development projects that are currently in progress and whose fees range from $0.5 million to $4.6 million.  As of December 31, 2011, fees of approximately $2.9 million remained to be earned by us with respect to these projects, which have scheduled completion dates of August 2012.

As of December 31, 2011, we also provided third-party management and leasing services for 31 properties that represented approximately 24,200 beds in approximately 9,600 units, and one joint venture property in which we own a noncontrolling interest with approximately 600 beds in approximately 200 units.  Our third-party management and leasing services are typically provided pursuant to management contracts that have initial terms that range from one to five years.

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

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions in certain circumstances that affect amounts reported in our consolidated and combined financial statements and related notes. In preparing these financial statements, management has utilized all available information, including its past history, industry standards and the current economic environment, among other factors, in forming its estimates and judgments of certain amounts included in the consolidated financial statements, giving due consideration to materiality. It is possible that the ultimate outcome anticipated by management in formulating its estimates may not be realized. Application of the critical accounting policies below involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. In addition, other companies in similar businesses may utilize different estimation policies and methodologies, which may impact the comparability of our results of operations and financial condition to those companies.

Revenue and Cost Recognition of Third-Party Development and Management Services

Development revenues are generally recognized based on a proportional performance method based on contract deliverables, while construction revenues are recognized using the percentage of completion method, as determined by construction costs incurred relative to total estimated construction costs.  For projects where our fee is based on a fixed price, any cost overruns incurred during construction, as compared to the original budget, will reduce the net fee generated on those projects.  Incentive fees are generally recognized when the project is complete and performance has been agreed upon by all parties, or when performance has been verified by an independent third-party.

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

Impairment of Long-Lived Assets

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

For our properties under development, capitalized interest is generally based on the weighted average interest rate of our total debt.  Upon substantial completion of the properties, cost capitalization ceases.  The total capitalized development costs are then transferred to the applicable asset category and depreciation commences.  These estimates used by management require judgment, and accordingly we believe cost capitalization to be a critical accounting estimate.

Results of Operations

            Comparison of the Years Ended December 31, 2011 and December 31, 2010

The following table presents our results of operations for the years ended December 31, 2011 and 2010, including the amount and percentage change in these results between the two periods.

	Year Ended December 31,
	2011	2010	Change ($)	Change (%)
Revenues:
Wholly-owned properties	$348,961	$286,032	$62,929	22.0%
On-campus participating properties	25,252	23,975	1,277	5.3%
Third-party development services	7,497	9,302	(1,805)	(19.4%)
Third-party management services	7,254	8,670	(1,416)	(16.3%)
Resident services	1,353	1,297	56	4.3%
Total revenues	390,317	329,276	61,041	18.5%

Operating expenses:
Wholly-owned properties	165,547	134,849	30,698	22.8%
On-campus participating properties	10,180	10,492	(312)	(3.0%)
Third-party development and management services	11,368	12,781	(1,413)	(11.1%)
General and administrative	12,752	11,561	1,191	10.3%
Depreciation and amortization	86,969	73,125	13,844	18.9%
Ground/facility leases	3,608	2,944	664	22.6%
Total operating expenses	290,424	245,752	44,672	18.2%

Operating income	99,893	83,524	16,369	19.6%

Nonoperating income and (expenses):
Interest income	584	187	397	212.3%
Interest expense	(52,214)	(60,144)	7,930	(13.2%)
Amortization of deferred financing costs	(5,120)	(4,436)	(684)	15.4%
Loss from unconsolidated joint ventures	(641)	(2,023)	1,382	(68.3%)
Other nonoperating income	-	5,694	(5,694)	(100.0%)
Total nonoperating expenses	(57,391)	(60,722)	3,331	(5.5%)

Income before income taxes and discontinued operations	42,502	22,802	19,700	86.4%
Income tax provision	(433)	(570)	137	(24.0%)
Income from continuing operations	42,069	22,232	19,837	89.2%

Discontinued operations:
Income (loss) attributable to discontinued operations	1,097	(1,429)	2,526	(176.8%)
Gain (loss) from disposition of real estate	14,806	(3,705)	18,511	(499.6%)
Total discontinued operations	15,903	(5,134)	21,037	(409.8%)

Net income	57,972	17,098	40,874	239.1%
Income attributable to noncontrolling interests	(1,343)	(888)	(455)	51.2%
Net income attributable to common shareholders	$56,629	$16,210	$40,419	249.3%

Wholly-Owned Properties Operations

Revenues from our wholly-owned properties for the year ended December 31, 2011 compared to the year ended December 31, 2010 increased by $63.0 million primarily due to the acquisition of 14 properties in September and November 2010 from two joint ventures in which we previously held a 10% interest (hereinafter referred to as the “Fidelity Portfolio”), the acquisition of seven properties and one retail shopping center during 2010 and 2011, the completion of construction and opening of four properties in August 2011, and improved occupancy and increased rental rates at our same store properties.

New Property Operations.  Our new properties consist of the following: (i) 14-property Fidelity Portfolio; (ii) 2nd Avenue Centre, acquired in December 2010; (iii) Sanctuary Lofts, acquired in July 2010; (iv) Campus Trails, a property that experienced significant property damage in April 2010 as a result of a fire in which 72 beds were destroyed and reopened for occupancy in August 2011; (v) four owned development projects that opened for occupancy in August 2011; (vi) University Shoppes - Orlando, acquired in July 2011; (vii) Eagles Trail, acquired in September 2011, (viii) Studio Green, acquired in November 2011; and (ix) 26 West and The Varsity, both acquired in December 2011.  These new properties contributed an additional $52.9 million of revenues and an additional $27.8 million of operating expenses during the year ended December 31, 2011 as compared to the year ended December 31, 2010.

Same Store Property Operations (Excluding New Property Activity).  Excluding five properties included in discontinued operations on the accompanying consolidated statements of operations, we had 73 properties containing 42,743 beds which were operating during both years ended December 31, 2011 and 2010.  These properties produced revenues of $277.0 million and $266.9 million during the years ended December 31, 2011 and 2010, respectively, an increase of approximately $10.1 million.  This increase was primarily due to an increase in average rental rates for the 2010/2011 and 2011/2012 academic years as well as an increase in average occupancy from 95.7% during the year ended December 31, 2010 to 96.7% during the year ended December 31, 2011.  Future revenues will be dependent on our ability to maintain our current leases in effect for the 2011/2012 academic year and our ability to obtain appropriate rental rates and desired occupancy for the 2012/2013 academic year at our various properties during our leasing period, which typically begins in January and ends in August.

At these existing same store properties, operating expenses increased approximately $2.9 million from $124.3 million for the year ended December 31, 2010 to $127.2 million for the year ended December 31, 2011.  This increase was primarily due to increased utility, maintenance and payroll costs incurred during the year ended December 31, 2011 as compared with 2010 as a result of higher occupancy at the properties.  These increases were offset by a decrease to property tax expense for the year December 31, 2011 due to the successful resolution of property tax appeals for certain of our same store properties for tax years ranging from 2009-2011.  We anticipate that operating expenses for our same store property portfolio in 2012 will increase slightly as compared with 2011 as a result of general inflation.

On-Campus Participating Properties (“OCPP”) Operations

We had four participating properties containing 4,519 beds which were operating during both years ended December 31, 2011 and 2010.  Revenues from our participating properties increased to $25.3 million during the year ended December 31, 2011 from $24.0 million for the year ended December 31, 2010, an increase of $1.3 million.  This increase was primarily a result of an increase in average rental rates during the year ended December 31, 2011 as compared to the prior year, as well as an increase in average occupancy from 76.9% for the year ended December 31, 2010 to 78.3% for the year ended December 31, 2011.

At these properties, operating expenses decreased from $10.5 million for the year ended December 31, 2010 to $10.2 million for the year ended December 31, 2011, a decrease of $0.3 million.  This decrease was primarily due to a utility refund of approximately $0.7 million received at one of the properties in 2011, offset by general inflationary increases.  We anticipate that operating expenses in 2012 will increase slightly as compared with 2011 as a result of general inflation.

Third-Party Development Services Revenue

Third-party development services revenue decreased by approximately $1.8 million, from $9.3 million during the year ended December 31, 2010 to $7.5 million for the year ended December 31, 2011.  This decrease was primarily due to $6.1 million of revenue earned during the year ended December 31, 2010 from our University of California – Irvine Phase III project, which completed construction and opened for occupancy in August 2010.  $4.7 million of the revenue earned in 2010 related to our participation in cost savings on the project.  In addition, lower fees were recognized during the year ended December 31, 2011 as compared to the prior year for our Edinboro Phase II project, which completed construction and opened for occupancy in August 2011.  These decreases were offset by the closing of bond financing and commencement of construction on our Illinois State University, Northern Illinois University and University of Wyoming projects during the year ended December 31, 2011, which in total contributed an additional $5.5 million to third-party development services revenue during the period.  During the year ended December 31, 2011, we had six projects in progress with an average contractual fee of approximately $2.2 million, as compared to the year ended December 31, 2010 in which we had four projects in progress with an average contractual fee of approximately $4.0 million.

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

Third-Party Management Services Revenue

Third-party management services revenue decreased by approximately $1.4 million, from $8.7 million for the year ended December 31, 2010 to $7.3 million for the year ended December 31, 2011.  We experienced a decrease in management services revenue of approximately $1.3 million during year ended December 31, 2011 as a result of our acquisition of the Fidelity Portfolio.  We anticipate third-party management services revenue to decrease slightly in 2012 primarily as a result of the discontinuation of three management contracts in early 2012 that contributed approximately $0.3 million of management services revenue during the year ended December 31, 2011.

Third-Party Development and Management Services Expenses

Third-party development and management services expenses decreased by approximately $1.4 million, from $12.8 million during the year ended December 31, 2010 to $11.4 million for the year ended December 31, 2011.  This decrease was primarily a result of less activity in our management services segment due to our acquisition of the Fidelity Portfolio.  We anticipate third-party development and management services expenses to increase slightly in 2012 as a result of an increase in our pursuit of ACE projects and general inflation.

General and Administrative

General and administrative expenses increased by approximately $1.2 million, from $11.6 million during the year ended December 31, 2010 to $12.8 million for the year ended December 31, 2011.  This increase was primarily a result of additional salary and benefits expense, public company costs and other general inflationary factors during the year ended December 31, 2011, offset by $1.0 million of acquisition-related costs such as broker fees, due diligence costs and legal and accounting fees incurred during the year ended December 31, 2010, related to the purchase of the Fidelity Portfolio.  We anticipate general and administrative expenses to increase in 2012 as a result of increased salary and benefits expense, including restricted stock award amortization, increased public company expenses, anticipated increases in travel related expenditures and general inflationary increases.

Depreciation and Amortization

Depreciation and amortization increased by approximately $13.9 million, from $73.1 million during the year ended December 31, 2010 to $87.0 million for the year ended December 31, 2011.  This increase was primarily due to the following items: (i) additional depreciation and amortization expense of approximately $8.8 million recorded during the year ended December 31, 2011 related to our acquisition of the 14-property Fidelity Portfolio, (ii) additional depreciation and amortization expense of approximately $3.0 million recorded during the year ended December 31, 2011 related to the acquisition of eight other properties during 2010 and 2011; and (iii) the completion of construction and opening of four owned developments in August 2011, which contributed an additional $1.8 million of depreciation expense.  We expect depreciation and amortization expense to increase significantly in 2012 as a result of properties acquired during 2011, the completion of four owned development projects in August 2011 and the anticipated completion of 11 owned development projects, currently under construction, scheduled to open for occupancy in Fall 2012.

Ground/Facility Leases

Ground/facility leases expense increased by approximately $0.7 million, from $2.9 million during the year ended December 31, 2010 to $3.6 million for the year ended December 31, 2011.  This increase was primarily due to a utility refund of approximately $0.7 million received in 2011 at one of our on-campus participating properties, which increased the University’s share of the cash flow available for distribution.  We anticipate ground/facility leases expense to increase in 2012 as a result of the completion of construction and commencement of operations of two ACE development projects in August 2011 and the anticipated completion of six ACE development projects, currently under construction, scheduled to open for occupancy in Fall 2012.

Interest Income

Interest income increased by approximately $0.4 million, from $0.2 million during the year ended December 31, 2010 to $0.6 million for the year ended December 31, 2011.  In 2011, we entered into two option agreements to purchase two properties that will open in August 2012.  As part of the option agreements, we provided mezzanine financing to the developers, for which we earn interest at a rate of 10% per annum.

Interest Expense

Interest expense decreased by approximately $7.9 million, from $60.1 million during the year ended December 31, 2010 to $52.2 million for the year ended December 31, 2011.  We experienced a decrease in interest expense of approximately $6.8 million during the year ended December 31, 2011 as compared to the prior year as a result of mortgage and construction loans paid off during 2010 and 2011.  In addition, interest expense decreased as a result of an increase in capitalized interest of approximately $5.3 million during the year ended December 31, 2011 as compared to the prior year due to the timing and volume of construction activities on our owned development projects during the respective periods.  These decreases were offset by additional interest of approximately $2.4 million incurred during the year ended December 31, 2011 related to loans assumed in connection with our acquisition of the 14-property Fidelity Portfolio.  We also incurred $2.6 million of additional interest expense on our corporate-level debt related to our new $200 million unsecured term loan which was used to repay our maturing $100 million senior secured term loan in May 2011 and increased borrowings under our revolving credit facility to partially fund property acquisitions in 2011.

We expect interest expense to increase in 2012 as a result of the timing of increased borrowings under our unsecured term loan and an anticipated unsecured bond offering in 2012, which will be slightly offset by reduced interest expense due to the payoff of mortgage debt in 2011 and mortgage debt scheduled to mature in 2012, and an increase in capitalized interest associated with our increased owned development activity.

     Amortization of Deferred Financing Costs

Amortization of deferred financing costs increased approximately $0.7 million, from $4.4 million during the year ended December 31, 2010 to $5.1 million for the year ended December 31, 2011.  This increase was primarily due to an additional $0.7 million of finance cost amortization recorded during the year ended December 31, 2011 in connection with finance costs paid upon the assumption of debt from our acquisition of the 14-property Fidelity Portfolio.  In addition, $0.2 million of finance cost amortization was recorded during the year ended December 31, 2011 associated with finance costs incurred in connection with our new $650 million credit facility entered into in May 2011.  These increases were offset by a decrease in finance cost amortization of $0.2 million as a result of mortgage debt paid off during 2010 and 2011.  We expect amortization of deferred financing costs in 2012 to decrease as a result of mortgage debt paid off in 2011.

Loss from Unconsolidated Joint Ventures

Loss from unconsolidated joint ventures decreased approximately $1.4 million from $2.0 million during the year ended December 31, 2010 to $0.6 million for the year ended December 31, 2011.  This decrease was due to the following items: (i) a $0.9 million decrease in our share of the loss from the joint ventures with Fidelity as a result of our purchase of the full ownership interests in the Fidelity Portfolio in September and November 2010, and (ii) a $0.5 million decrease in our share of the loss from the Hampton Roads military housing joint venture as a result of us discontinuing the application of the equity method for our investment in this joint venture.

Other Nonoperating Income

Other nonoperating income of $5.7 million for the year ended December 31, 2010 represents the following items: (i) a $4.1 million gain recorded to remeasure our equity method investments in two joint ventures with Fidelity, in which we held a 10% interest, to fair value immediately prior to our acquisitions in September and November 2010 of the remaining 90% interest in 14 properties owned by the joint ventures; and (ii) a gain on insurance settlement of $1.6 million related to a fire that occurred at one of our owned off-campus properties in April 2010.  The gain represents insurance proceeds received in excess of the book value of the property written off as a result of the fire damage.

    Discontinued Operations

Discontinued operations on the accompanying consolidated statements of operations includes the following wholly-owned properties: (i) Pirates Cove, a property classified as Held for Sale as of December 31, 2011, (ii) Villas on Apache, sold in April 2011 for a sales price of $14.8 million, (iii) River Club Apartments, sold in April 2011 for a sales price of $23.0 million, (iv) River Walk Townhomes, sold in April 2011 for a sales price of $9.7 million, (v) Campus Club – Statesboro, sold in May 2011 for a sales price of $34.5 million, (vi) Cambridge at Southern, sold in March 2010 for a sales price of $19.5 million, and (vii) Campus Walk – Oxford, sold in April 2010 for a sales price of $9.2 million.  Refer to Note 6 in the accompanying Notes to Consolidated Financial Statements contained in Item 8 herein for a table summarizing the results of operations of the properties classified within discontinued operations.

            Comparison of the Years Ended December 31, 2010 and December 31, 2009

The following table presents our results of operations for the years ended December 31, 2010 and 2009, including the amount and percentage change in these results between the two periods.

	Year Ended December 31,
	2010	2009	Change($)	Change(%)
Revenues:
Wholly-owned properties	$286,032	$252,421	$33,611	13.3%
On-campus participating properties	23,975	22,727	1,248	5.5%
Third-party development services	9,302	5,015	4,287	85.5%
Third-party management services	8,670	8,795	(125)	(1.4%)
Resident services	1,297	1,115	182	16.3%
Total revenues	329,276	290,073	39,203	13.5%

Operating expenses:
Wholly-owned properties	134,849	121,773	13,076	10.7%
On-campus participating properties	10,492	10,200	292	2.9%
Third-party development and management services	12,781	11,250	1,531	13.6%
General and administrative	11,561	10,955	606	5.5%
Depreciation and amortization	73,125	70,048	3,077	4.4%
Ground/facility leases	2,944	2,107	837	39.7%
Total operating expenses	245,752	226,333	19,419	8.6%

Operating income	83,524	63,740	19,784	31.0%

Nonoperating income and (expenses):
Interest income	187	118	69	58.5%
Interest expense	(60,144)	(58,225)	(1,919)	3.3%
Amortization of deferred financing costs	(4,436)	(3,232)	(1,204)	37.3%
Loss from unconsolidated joint ventures	(2,023)	(2,073)	50	(2.4%)
Other nonoperating income	5,694	402	5,292	1,316.4%
Total nonoperating expenses	(60,722)	(63,010)	2,288	(3.6%)

Income before income taxes and discontinued operations	22,802	730	22,072	3,023.6%
Income tax provision	(570)	(540)	(30)	5.6%
Income from continuing operations	22,232	190	22,042	11,601.1%

Discontinued operations:
Loss attributable to discontinued operations	(1,429)	(3,292)	1,863	(56.6%)
Loss from disposition of real estate	(3,705)	(9,358)	5,653	(60.4%)
Total discontinued operations	(5,134)	(12,650)	7,516	(59.4%)

Net income (loss)	17,098	(12,460)	29,558	(237.2%)
Income attributable to noncontrolling interests	(888)	(380)	(508)	133.7%
Net income (loss) attributable to common shareholders	$16,210	$(12,840)	$29,050	(226.2%)

    Wholly-Owned Properties Operations

Revenues from our wholly-owned properties for the year ended December 31, 2010 compared to the year ended December 31, 2009 increased by $33.8 million primarily due to the acquisition of the 14-property Fidelity Portfolio, the improved lease-up for the 2010/2011 academic year, the acquisition of three properties in March, July and December 2010, and the completion of construction of Barrett Honors College in August 2009.  Operating expenses increased approximately $13.1 million for the year ended December 31, 2010 as compared to the prior year, primarily due to the same factors which affected the increase in revenues.

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

Same Store Property Operations (Excluding New Property Activity).  Excluding five properties included in discontinued operations on the accompanying consolidated statements of operations, we had 72 properties containing 41,026 beds which were operating during both years ended December 31, 2010 and 2009.  These properties produced revenues of $255.2 million and $246.0 million during the years ended December 31, 2010 and 2009, respectively, an increase of $9.2 million.  This increase was primarily due to an increase in average occupancy from 93.5% during the year ended December 31, 2009 to 96.6% during the year ended December 31, 2010.

At these existing same store properties, operating expenses increased by $1.6 million, from $119.5 million for the year ended December 31, 2009 to $121.1 million for the year ended December 31, 2010.  This increase was primarily due to increased utilities costs as a result of higher occupancy at the properties and maintenance costs incurred during the year ended December 31, 2010 as compared with 2009.  These increases were offset by a decrease in marketing costs incurred during the prior year in order to stimulate leasing velocity for the 2009/2010 academic year.

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

Third-Party Development Services Revenue

Third-party development services revenue increased by $4.3 million, from $5.0 million during the year ended December 31, 2009 to $9.3 million for the year ended December 31, 2010.  This increase was primarily due to $4.7 million of revenue earned during the year ended December 31, 2010 related to our participation in cost savings on the University of California – Irvine Phase III project, which completed construction and opened for occupancy in August 2010.  During the year ended December 31, 2010, we had four projects in progress with an average contractual fee of approximately $4.0 million, as compared to the year ended December 31, 2009 in which we had five projects in progress with an average contractual fee of approximately $3.4 million.

Third-Party Management Services Revenue

Third-party management services revenue decreased by $0.1 million from $8.8 million for the year ended December 31, 2009 to $8.7 million for the year ended December 31, 2010.  We experienced a decrease in management services revenue of $0.4 million during the year ended December 31, 2010 as a result of our September and November 2010 purchases of the Fidelity Portfolio.  This decrease was offset by additional revenue of $0.6 million related to our Hampton Roads property, which completed the final phase of construction in July 2010.  The remainder of the variance is due to contracts that terminated during 2009 and 2010, offset by new contracts obtained during the same periods.

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

Depreciation and Amortization

Depreciation and amortization increased by $3.1 million, from $70.0 million during the year ended December 31, 2009 to $73.1 million for the year ended December 31, 2010.  This increase was primarily due to the following items: (i) additional depreciation and amortization expense of approximately $4.1 million recorded during the year ended December 31, 2010 related to our acquisition of the 14-property Fidelity Portfolio; (ii) additional depreciation and amortization expense of approximately $1.4 million recorded during the year ended December 31, 2010 as compared to the same period in 2009 related to renovation projects completed during 2009 and 2010 at several of the properties acquired from GMH; and (iii) the opening of Barrett Honors College in August 2009 and three other properties acquired in March, July and December 2010, which contributed an additional $3.5 million of depreciation and amortization expense during the year ended December 31, 2010 as compared to the prior year.  These increases were offset by amortization expense of approximately $8.3 million related to the value assigned to in-place leases at the properties acquired from GMH, which was fully amortized by the end of 2009.

Ground/Facility Leases

Ground/facility leases expense increased by $0.8 million, from $2.1 million during the year ended December 31, 2009 to $2.9 million for the year ended December 31, 2010.  This increase was primarily due to improved operating results at our on-campus participating properties, which increased our share of the cash flow available for distribution.

Interest Expense

Interest expense increased by $1.9 million, from $58.2 million during the year ended December 31, 2009 to $60.1 million for the year ended December 31, 2010.  During the year ended December 31, 2010, we incurred an additional $2.4 million of interest related to loans assumed in connection with our acquisition of the 14-property Fidelity Portfolio.  We also incurred an additional $1.8 million in interest expense during the year ended December 31, 2010 related to our Freddie Mac revolving credit facility entered into in September 2009, as well as an additional $0.3 million of interest expense in 2010 related to the timing of draws and paydowns on our $225 million revolving credit facility.  In addition, interest expense increased as a result of a decrease in capitalized interest of $1.7 million during the year ended December 31, 2010 as compared to the prior year due to the timing and volume of construction activities on our owned development projects during the respective periods.  These increases were offset by a decrease in interest expense of approximately $3.6 million during the year ended December 31, 2010 as compared to the prior year as a result of mortgage loans paid off during 2009 and 2010.  The remaining decrease in interest expense during the year ended December 31, 2010 is primarily a result of scheduled repayments of principal on our amortizing mortgage debt.

Amortization of Deferred Financing Costs

Amortization of deferred financing costs increased approximately $1.2 million, from $3.2 million during the year ended December 31, 2009 to $4.4 million for the year ended December 31, 2010, primarily due to an additional $1.3 million of finance cost amortization incurred during the year ended December 31, 2010 related to the refinancing of our secured revolving credit facility in August 2009 and the Freddie Mac revolving credit facility entered into in September 2009.  We also incurred an additional $0.2 million of finance cost amortization in connection with finance costs paid upon the assumption of debt from our acquisition of the 14-property Fidelity Portfolio.  These increases were offset by a decrease in finance cost amortization of $0.3 million as a result of mortgage loans paid off during 2009 and 2010.

Loss from Unconsolidated Joint Ventures

Loss from unconsolidated joint ventures decreased approximately $0.1 million from $2.1 million during the year ended December 31, 2009 to $2.0 million for the year ended December 31, 2010.  This decrease was primarily a result of our purchase of the full ownership interests in the Fidelity Portfolio in September and November 2010.

Other Nonoperating Income

Other nonoperating income of $5.7 million for the year ended December 31, 2010 represents the following items: (i) a $4.1 million gain recorded to remeasure our equity method investments in two joint ventures with Fidelity, in which we held a 10% interest, to fair value immediately prior to our acquisitions in September and November 2010 of the remaining 90% interest in 14 properties owned by the joint ventures; and (ii) a gain on insurance settlement of $1.6 million related to a fire that occurred at one of our owned off-campus properties in April 2010.  Other nonoperating income of $0.4 million for the year ended December 31, 2009 represents tax incentive amounts received in cash in excess of our estimate of the future potential benefit of the tax incentive recorded upon acquisition of a property located in Ypsilanti, Michigan.  Upon acquisition of this property in February 2007, any future potential benefit of such tax incentive was assumed from the seller.

    Discontinued Operations

Discontinued operations on the accompanying consolidated statements of operations includes the following wholly-owned properties: (i) Pirates Cove, a property classified as Held for Sale as of December 31, 2011, (ii) Villas on Apache, sold in April 2011 for a sales price of $14.8 million, (iii) River Club Apartments, sold in April 2011 for a sales price of $23.0 million, (iv) River Walk Townhomes, sold in April 2011 for a sales price of $9.7 million, (v) Campus Club – Statesboro, sold in May 2011 for a sales price of $34.5 million, (vi) Cambridge at Southern, sold in March 2010 for a sales price of $19.5 million, (vii) Campus Walk – Oxford, sold in April 2010 for a sales price of $9.2 million, and (viii) Riverside Estates, sold in December 2009 for a sales price of $18.2 million.  Refer to Note 6 in the accompanying Notes to Consolidated Financial Statements contained in Item 8 herein for a table summarizing the results of operations of the properties classified within discontinued operations.

Liquidity and Capital Resources

            Cash Balances and Cash Flows

As of December 31, 2011, excluding our on-campus participating properties, we had $37.0 million in cash and cash equivalents and restricted cash as compared to $131.5 million in cash and cash equivalents and restricted cash as of December 31, 2010.  Restricted cash primarily consists of escrow accounts held by lenders and resident security deposits, as required by law in certain states.  The following discussion relates to changes in cash due to operating, investing and financing activities, which are presented in our Consolidated Statements of Cash Flows included in Item 8 herein.

Operating Activities:  For the year ended December 31, 2011, net cash provided by operating activities was approximately $131.0 million, as compared to $115.9 million for the year ended December 31, 2010, an increase of $15.1 million.  This increase in cash provided by operating activities was primarily due to operating cash flows provided from the timing of the acquisition of 17 properties in 2010 and five properties in 2011, the completion of construction and opening of four owned development projects in August 2011, and improved operations at our same store wholly-owned properties.

Investing Activities: Investing activities utilized approximately $440.3 million and $244.5 million for the years ended December 31, 2011 and 2010, respectively.  The $195.8 million increase in cash utilized in investing activities was primarily a result of the following: (i) a $157.7 million increase in cash used to fund the construction of our wholly-owned development properties as 15 wholly-owned properties were under construction during the year ended December 31, 2011, of which four were completed and opened for occupancy in August 2011, while four wholly-owned properties were under construction during the year ended December 31, 2010; (ii) an $82.4 million increase in cash paid to acquire properties as we acquired five unencumbered properties in 2011 as compared to 17 properties in 2010, of which 14 of the properties were encumbered with $247.8 million of property-level mortgage debt; (iii) entered into two option agreements to purchase two properties scheduled to open in August 2012 and as part of these agreements, we provided mezzanine financing to the respective developers totaling $7.1 million; (iv) paid cash of $3.3 million during the year ended December 31, 2011 to acquire the remaining noncontrolling interest from third party partners in joint ventures that own and operate two wholly-owned properties; and (v) acquired a 79.5% interest in a partnership that owns a property, including loaning $24.9 million to the seller to retain a 20.5% noncontrolling interest in the property.  These increases in cash utilized in investing activities were primarily offset by a $78.3 million increase in net proceeds received from property dispositions.  Four unencumbered wholly-owned properties were sold during the year ended December 31, 2011 as compared to two encumbered wholly-owned properties during the year ended December 31, 2010.

Financing Activities: Cash provided by financing activities totaled approximately $218.2 million and $176.0 million for the years ended December 31, 2011 and 2010, respectively.  The $42.2 million increase in cash provided by financing activities was primarily a result of the following: (i) a $381.0 million increase in proceeds (net of paydowns) received from our corporate credit facilities during the year ended December 31, 2011, which was used toward the acquisition of properties and the pay-off of maturing mortgage and construction debt; (ii) a $29.4 million increase in proceeds from construction loans used to partially fund the construction of three wholly-owned development properties, scheduled to open for occupancy in August 2012; and (iii) a $7.7 million increase in the change of our construction accounts payable balance as a result of an increase in development activity financed with construction loans in 2011 as compared to 2010.  These increases were offset by (i) a $167.7 million decrease in net proceeds raised through the issuance of our common stock; (ii) a $189.2 million increase in cash used to pay-off maturing mortgage and construction debt; (iii) a $17.2 million increase in distributions to stockholders during the year ended December 31, 2011, as a result of the issuance of common stock in connection with our August 2010 equity offering and our ATM Equity Programs; and (iv) a $3.9 million increase in debt issuance and assumption costs as a result of $6.4 million paid to close on a combined $650 million credit facility in May 2011, offset by $1.8 million in debt assumption costs during the year ended December 31, 2010 associated with mortgage debt assumed in connection with property acquisitions.

            Liquidity Needs, Sources and Uses of Capital

As of December 31, 2011, our short-term liquidity needs included, but were not limited to, the following: (i) anticipated distribution payments to our common and restricted stockholders totaling approximately $99.0 million based on an assumed annual cash distribution of $1.35 per share based on the number of our shares outstanding as of December 31, 2011, (ii) anticipated distribution payments to our Operating Partnership unitholders totaling approximately $1.4 million based on an assumed annual distribution of $1.35 per common unit of limited partnership interest (“Common Unit”) and a cumulative preferential per annum cash distribution rate of 5.99% on our preferred units of limited partnership interest (“Series A Preferred Units”) based on the number of units outstanding as of December 31, 2011, (iii) the pay-off of approximately $78.3 million of fixed-rate mortgage debt scheduled to mature during the next 12 months, (iv) estimated development costs over the next 12 months totaling approximately $224.3 million for 11 wholly-owned properties currently under construction, (v) funds for other development projects scheduled to commence construction during the next 12 months, and (vi) potential future property acquisitions.

We expect to meet our short-term liquidity requirements by (i) borrowing under our existing credit facilities and construction loans discussed below, (ii) potentially disposing of properties depending on market conditions, (iii) issuing securities, including common stock, under our $300 million at-the-market (“ATM”) share offering program, and (iv) utilizing net cash provided by operations.  In addition, during the fourth quarter of 2011, the Company was assigned a “Baa3” issuer rating by Moody’s Investors Service and a “BBB-” corporate credit rating by Standard & Poor’s Ratings Services.  Both ratings are considered “investment grade” and indicated a stable outlook for the Company.  These ratings potentially provide us with access to the unsecured bond market, an additional avenue that can be used to fund our liquidity needs.

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

            ATM Equity Programs

As discussed in more detail in Note 12 in the accompanying Notes to Consolidated Financial Statements contained in Item 8 herein, during 2010 and 2011, we utilized our ATM share offering programs to sell shares of our common stock into the existing trading market at current market prices.  As of December 31, 2011, we had approximately $224.7 million available for issuance under our 2011 ATM Equity Program.

            Unsecured Credit Facility

As discussed in more detail in Note 11 in the accompanying Notes to Consolidated Financial Statements contained in Item 8 herein, in May 2011, we entered into a Third Amended and Restated Credit Agreement (the “Credit Facility”).  Pursuant to the new Credit Facility, which includes an unsecured revolving credit facility and an unsecured term loan, the size of the combined facility was increased to $650 million and certain maturity dates were extended.  We also have interest rate swaps that effectively fix the interest rate to 3.70% (1.80% + 1.90% spread) on $100 million of the $200 million outstanding balance of the new unsecured term loan.  Refer to Note 14 in the accompanying Notes to Consolidated Financial Statements contained in Item 8 herein for a more detailed discussion of our derivative instruments and hedging activities.

As of December 31, 2011, the balance outstanding on our revolving credit facility totaled $273.0 million, bearing interest at a weighted average annual rate of 2.19%, and availability under the revolving credit facility totaled approximately $175.9 million.  The terms of the combined Credit Facility include certain restrictions and covenants, as discussed more fully in Note 11 in the accompanying Notes to Consolidated Financial Statements contained in Item 8 herein, including covenants that restrict the amount of distributions that we can pay.  As of December 31, 2011, we were in compliance with all such covenants.

Secured Agency Facility

As discussed in more detail in Note 11 in the accompanying Notes to Consolidated Financial Statements contained in Item 8 herein, we also have a $125 million secured revolving credit facility with a Freddie Mac lender.  As of December 31, 2011, the balance outstanding on the facility totaled $116.0 million, bearing interest at a weighted average annual rate of 2.47%.  The secured agency facility includes some, but not all, of the same financial covenants as the Credit Facility, as described above.  As of December 31, 2011, we were in compliance with all such covenants.

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

On January 27, 2012, we declared a fourth quarter 2011 distribution per share of $0.3375, which was paid on February 24, 2012 to all common stockholders of record as of February 13, 2012.  At the same time, the Operating Partnership paid an equivalent amount per unit to holders of Common Units, as well as the quarterly cumulative preferential distribution to holders of Series A Preferred Units.

            Recurring Capital Expenditures

Recurring capital expenditures represent expenditures that are recurring in nature to maintain a property’s income, value, and competitive position within the market.  Recurring capital expenditures typically include, but are not limited to, appliances, furnishings, carpeting and flooring, HVAC equipment, and kitchen/bath cabinets.  Maintenance and repair costs incurred during our annual turn process due to normal wear and tear by residents are expensed as incurred.  Recurring capital expenditures exclude expenditures that were taken into consideration when underwriting the purchase of a property and are considered necessary to bring the property up to our operating standards, as well as capital expenditures for renovations, community repositioning, and other revenue-enhancing projects.  Additionally, we are required by certain of our lenders to contribute amounts to reserves for capital repairs and improvements at their mortgaged properties, which may exceed the amount of capital expenditures actually incurred by us during those periods.

Our historical recurring capital expenditures at our wholly-owned properties are set forth below:

	As of and for the Year Ended December 31,
	2011	2010	2009
Average beds	56,418	50,506	47,223
Total recurring capital expenditures	$11,101	$10,136	$9,190
Average per bed	$197	$201	$195

            Pre-Development Expenditures

Our third-party and owned development activities have historically required us to fund pre-development expenditures such as architectural fees, permits and deposits.  The closing and/or commencement of construction of these development projects is subject to a number of risks such as our inability to obtain financing on favorable terms and delays or refusals in obtaining necessary zoning, land use, building, and other required governmental permits and authorizations  As such, we cannot always predict accurately the liquidity needs of these activities.  We frequently incur these pre-development expenditures before a financing commitment and/or required permits and authorizations have been obtained.  Accordingly, we bear the risk of the loss of these pre-development expenditures if financing cannot ultimately be arranged on acceptable terms or we are unable to successfully obtain the required permits and authorizations.  Historically, our third-party and owned development projects have been successfully structured and financed; however, these developments have at times been delayed beyond the period initially scheduled, causing revenue to be recognized in later periods.  As of December 31, 2011, we have deferred approximately $17.0 million in pre-development costs related to third-party and owned development projects that have not yet commenced construction.

Indebtedness

As of December 31, 2011, we had approximately $1,442.4 million of outstanding consolidated indebtedness (excluding net unamortized debt discounts and debt premiums of approximately $5.2 million and $10.3 million, respectively), comprised of a $200.0 million balance on our unsecured term loan, $116.0 million balance on our secured agency facility, $273.0 million balance on our unsecured revolving credit facility, $774.1 million in mortgage and construction loans secured by our wholly-owned properties, $32.1 million in mortgage loans secured by two phases of an on-campus participating property and $47.2 million in bond issuances secured by three of our on-campus participating properties.  The weighted average interest rate on our consolidated indebtedness as of December 31, 2011 was 4.35% per annum.  As of December 31, 2011, approximately 42.9% of our total consolidated indebtedness was variable rate debt, comprised of our secured agency facility, unsecured revolving credit facility, unsecured term loan and three construction loans discussed below.

Wholly-Owned Properties

Mortgage debt:  The weighted average interest rate of the $744.7 million of wholly-owned mortgage debt was 5.57% per annum as of December 31, 2011.  Each of the mortgage loans is a non-recourse obligation subject to customary exceptions.  Each of these mortgages has a 30-year amortization, and none are cross-defaulted or cross-collateralized to any other indebtedness.  The loans generally may not be prepaid prior to maturity; in certain cases prepayment is allowed, subject to prepayment penalties.

Construction loans:  The development and construction of two on-campus ACE properties (The Suites and Hilltop Townhomes), which are scheduled to complete construction and open for occupancy in August 2012, are partially financed on a combined basis with a $45.4 million construction loan.  For each borrowing we have the option of choosing the Prime rate or one-, two-, three-, or six-month LIBOR plus 2.35%.  The loan requires payments of interest only during the term of the loan and any accrued interest and outstanding borrowings become due on the maturity date of May 16, 2014.  The term of loan can be extended through May 2016 through the exercise of two 12-month extension options.  As of December 31, 2011, the balance outstanding on the construction loan totaled $5.2 million, bearing interest at a weighted average rate per annum of 2.63%.  In addition, the development and construction of University Pointe at College Station, an on-campus ACE property scheduled to complete construction and open for occupancy in September 2012, is partially financed with a $57.5 million construction loan.  For each borrowing we have the option of choosing the Prime rate or one-, two-, three-, or six-month LIBOR plus 2.65%.  The loan requires payments of interest only during the term of the loan and any accrued interest and outstanding borrowings become due on the maturity date of December 2, 2013.  The term of loan can be extended through December 2017 through the exercise of two 24-month extension options.  As of December 31, 2011, the balance outstanding on the construction loan totaled $19.3 million, bearing interest at a weighted average rate per annum of 2.92%.

In addition, as discussed in more detail in Note 7 in the accompanying Notes to Consolidated Financial Statements contained in Item 8, we are consolidating a variable interest entity (“VIE”) that owns the University Edge property located in Kent, Ohio.  As a result, our construction loan payable balance includes $4.9 million related to the construction loan that is financing the development and construction of this property, which is anticipated to be complete in August 2012.  The total amount of the construction loan is $24.8 million, bearing interest at 3.0% as of December 31, 2011.  The loan matures on January 29, 2014.  As the Company is not legally a party to this loan, and is only including the loan in its consolidated financial statements to comply with accounting guidance related to VIE’s, the creditor of this construction loan does not have recourse to the assets of the Company.

On-Campus Participating Properties

Bonds:  As discussed in Note 11 in the Notes to Consolidated Financial Statements contained in Item 8 herein, three of our on-campus participating properties are 100% financed with project-based taxable bonds.  As of December 31, 2011, the bonds carry a balance of $47.2 million and bear interest at a weighted average rate of 7.53%.  The loans encumbering the leasehold interests are non-recourse, subject to customary exceptions.

Mortgage loans:  The Cullen Oaks Phase I and Phase II on-campus participating properties are currently encumbered by mortgage loans with balances as of December 31, 2011 of approximately $16.0 million and $16.1 million, respectively.  The loans mature in February 2014 and bear interest at a rate of LIBOR plus 1.35%.  In connection with these loans, we entered into an interest rate swap agreement effective February 15, 2007 through February 15, 2014, that is designated to hedge our exposure to fluctuations on interest payments attributed to changes in interest rates associated with payments on the loans.  Under the terms of the interest rate swap agreement, we pay a fixed rate of 6.69% per annum and receive a floating rate of LIBOR plus 1.35%.  We have guaranteed payment of this property’s indebtedness.

Off Balance Sheet Items

As discussed in Note 17 in the accompanying Notes to Consolidated Financial Statements contained in Item 8 herein, we continue to hold a 10% equity interest in an unconsolidated joint venture with mortgage debt outstanding of approximately $18.2 million as of December 31, 2011.  Our Operating Partnership serves as non-recourse, carve-out guarantor of this debt, which means we are liable to the lender for any loss, damage, cost, expense, liability, claim or other obligation incurred by the lender arising out of or in connection with certain non-recourse exceptions in connection with the debt.  Pursuant to the limited liability company agreement, the joint venture agreed to indemnify, defend and hold harmless the Operating Partnership with respect to such obligations, except to the extent such obligations were caused by the willful misconduct, gross negligence, fraud or bad faith of the Operating Partnership or its employees, agents or affiliates.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2011:

	Total	2012	2013	2014	2015	2016	Thereafter
Long-term debt (1) (2)	$1,662,458	$147,036	$162,378	$572,374	$421,136	$182,250	$177,284
Owned development projects (3)	224,254	224,254	-	-	-	-	-
Operating leases (4)	149,057	4,552	4,088	4,011	3,948	3,875	128,583
Pre-sale contract (5)	26,600	26,600	-	-	-	-	-
Capital leases	461	461	-	-	-	-	-
	$2,062,830	$402,903	$166,466	$576,385	$425,084	$186,125	$305,867

(1)
Long-term debt obligations reflect the payment of both principal and interest.  For long-term obligations with a variable interest rate, the rate in effect at December 31, 2011 was assumed to remain constant over all periods presented.

(2)
Assumes we do not exercise extension options available to us on our unsecured credit facility, which is more fully discussed in Note 11 in the accompanying Notes to Consolidated Financial Statements contained in Item 8 herein, and our construction loans, which are discussed in Liquidity and Capital Resources contained in Item 7 herein.

(3)
Consists of the completion costs related to 11 owned development projects which will be funded entirely by us and are scheduled to be completed between August and September 2011.  We have entered into a contract with a general contractor for certain phases of the construction of these projects.  However, these contracts do not generally cover all of the costs that are necessary to place these properties into service, including the cost of furniture and marketing and leasing costs.  The unfunded commitments presented include all such costs, not only those costs that we are obligated to fund under the construction contracts.

(4)
Includes minimum annual lease payments under ground/facility lease agreements entered into with university systems and other third parties.  Refer to Note 16 in the accompanying Notes to Consolidated Financial Statements contained in Item 8 herein for a more detailed discussion of our ground/facility leases.

(5)
In July 2011, we entered into a Purchase and Contribution agreement with a private developer whereby we are obligated to purchase a student housing property as long as the developer meets certain construction completion deadlines.  The development of the property is anticipated to be completed in August 2012.  The contractual obligation amount represents the purchase price of $31.1 million, less the mezzanine loan amount of $4.5 million that we previously funded to the developer in July 2011.

Funds From Operations (“FFO”)

The National Association of Real Estate Investment Trusts (“NAREIT”) currently defines FFO as net income or loss attributable to common shares computed in accordance with generally accepted accounting principles (“GAAP”), excluding gains or losses from depreciable operating property sales, plus real estate depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.  We present FFO because we consider it an important supplemental measure of our operating performance and believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of REITs, many of which present FFO when reporting their results.  FFO excludes GAAP historical cost depreciation and amortization of real estate and related assets, which assumes that the value of real estate diminishes ratably over time.  Historically, however, real estate values have risen or fallen with market conditions.  We therefore believe that FFO provides a performance measure that, when compared year over year, reflects the impact to operations from trends in occupancy rates, rental rates, operating costs, and interest costs, among other items, providing perspective not immediately apparent from net income.  We compute FFO in accordance with standards established by the Board of Governors of NAREIT in its March 1995 White Paper (as amended in November 1999 and April 2002), which may differ from the methodology for calculating FFO utilized by other equity REITs and, accordingly, may not be comparable to such other REITs.

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

The following table presents a reconciliation of our net income (loss) attributable to common shareholders to FFO and FFOM:

	Year Ended December 31,
	2011	2010	2009
Net income (loss) attributable to common shareholders	$56,629	$16,210	$(12,840)
Noncontrolling interests	1,343	888	380
(Gain) loss from disposition of real estate	(14,806)	3,705	9,358
Loss from unconsolidated joint ventures	641	2,023	2,073
FFO from unconsolidated joint ventures (1)	(576)	(1,195)	246
Real estate related depreciation and amortization	87,951	75,667	75,814
Elimination of provision for asset impairment – wholly-owned properties (2) (3)	559	4,036	-
Elimination of provision for asset impairment – unconsolidated joint ventures (2) (4)	546	1,414	464
Funds from operations (“FFO”)	132,287	102,748	75,495

Elimination of operations of on-campus participating properties and unconsolidated joint venture:
Net income from on-campus participating properties	(3,074)	(1,809)	(1,319)
Amortization of investment in on-campus participating properties	(4,468)	(4,345)	(4,350)
FFO from Hampton Roads unconsolidated joint venture (5)	-	160	(288)
	124,745	96,754	69,538
Modifications to reflect operational performance of on-campus participating properties:
Our share of net cash flow (6)	2,190	1,710	979
Management fees	1,144	1,086	1,042
Impact of on-campus participating properties	3,334	2,796	2,021
Gain on remeasurement of equity method investments (7)	-	(4,098)	-
Gain on insurance settlement (8)	-	(1,596)	-
Funds from operations – modified (“FFOM”)	$128,079	$93,856	$71,559

FFO per share – diluted	$1.87	$1.73	$1.50

FFOM per share – diluted	$1.81	$1.58	$1.42

Weighted average common shares outstanding - diluted	70,834,789	59,453,190	50,451,767

(1)
Represents our share of the FFO from three joint ventures in which we are or were a noncontrolling partner.  Includes the Hampton Roads Military Housing joint venture in which we have a minimal economic interest as well as our 10% noncontrolling interest in the Fidelity Joint Ventures.  In September and November 2010, we purchased Fidelity’s 90% interest in 14 joint venture properties.  Subsequent to the acquisition, the 14 properties are now wholly-owned and are consolidated by us.  One property was not acquired and will continue to be owned by one of the Fidelity Joint Ventures.

(2)
In October 2011, NAREIT issued guidance directing member companies to exclude impairment write-downs of depreciable real estate from the calculation of FFO.  Previously, we had included such charges in the calculation of FFO.  In order to conform to the current NAREIT guidance, we have revised our calculation of FFO for all periods presented to exclude such impairment charges.  This change in presentation has no effect on FFOM for any of the periods presented, as we previously excluded such charges from FFOM.

(3)
For the year ended December 31, 2011, represents an impairment charge recorded for Pirates Cove, a wholly-owned property classified as Held for Sale as of December 31, 2011 and is included in discontinued operations for all periods presented.  For the year ended December 31, 2010, represents an impairment charge recorded for Campus Walk – Oxford, a wholly-owned property that was sold in April 2010.

(4)	Represents our share of impairment charges recorded during the periods presented for properties owned through our unconsolidated Fidelity Joint Ventures.

(5)
Our share of the FFO from the Hampton Roads Military Housing unconsolidated joint venture is excluded from the calculation of FFOM, as management believes this amount does not accurately reflect the company’s participation in the economics of the transaction.

(6)
50% of the properties’ net cash available for distribution after payment of operating expenses, debt service (including repayment of principal) and capital expenditures.   Amounts represent actual cash received for the year-to-date periods.  As a result of using accrual-based results in interim periods and cash-based results for the year-to-date periods, the sum of reported interim results may not agree to annual cash received.

(7)
Represents non-cash gains recorded to remeasure our equity method investments in the Fidelity Joint Ventures to fair value as a result of our purchase of Fidelity’s remaining 90% interest in the 14 joint venture properties in September and November 2010.

(8)	Represents a gain on insurance settlement related to significant property damage resulting from a fire that occurred at one of our wholly-owned properties in April 2010.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to certain market risks inherent in our operations.  These risks generally arise from transactions entered into in the normal course of business.  We believe our primary market risk exposure relates to interest rate risk.  We do not enter into derivatives or other financial instruments for trading or speculative purposes.

The table below provides information about our assets and our liabilities sensitive to changes in interest rates as of December 31, 2011 and 2010:

	December 31, 2011				December 31, 2010
	Amount (in 000s)	Weighted Average Maturity (in years)	Weighted Average Interest Rate	% of Total	Amount (in 000s)	Weighted Average Maturity (in years)	Weighted Average Interest Rate	% of Total
Fixed rate debt (1)	$924,041	3.9	5.50%	64.1%	$1,133,400	3.8	5.61%	84.9%

Variable rate debt	518,350	2.6	2.29	35.9	201,000	2.3	1.90	15.1

(1)	Includes $100 million of the $200 million outstanding balance on our unsecured term loan and $32.1 million of mortgage loans which are effectively fixed by the use of an interest rate swap.

For fixed rate debt, interest rate changes affect the fair market value but do not impact net income attributable to common shareholders or cash flows.  Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact net income attributable to common shareholders and cash flows, assuming other factors are held constant.  Holding other variables constant (such as debt levels), a one percentage point variance in interest rates (100 basis points) would change the unrealized fair market value of the fixed rate debt by approximately $66.6 million.  The net income attributable to common shareholders and cash flow impact on the next year resulting from a one percentage point variance in interest rates on floating rate debt, excluding debt effectively fixed by interest rate swap agreements, would be approximately $5.2 million, holding all other variables constant.

As of December 31, 2011, the effect of our hedge agreements was to fix the interest rate on approximately $132.1 million of our variable rate debt.  Had the hedge agreements not been in place during 2011, our annual interest costs would have been approximately $3.3 million lower, based on balances and reported interest rates through the year as the variable interest rates were less than the effective interest rates on the associated hedge agreements.  Additionally, if the variable interest rates on this debt had been 100 basis points higher through 2011 and the hedge agreements not been in place, our annual interest costs would have been approximately $1.3 million higher.  Derivative financial instruments expose us to credit risk in the event of non-performance by the counterparties under the terms of the interest rate hedge agreements.  We believe we minimize our credit risk on these transactions by dealing with major, creditworthy financial institutions.  As part of our on-going control procedures, we monitor the credit ratings of counterparties and our exposure to any single entity, thus minimizing credit risk concentration.  We believe the likelihood of realized losses from counterparty non-performance is remote.

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

Our management conducted the required assessment of the effectiveness of our internal control over financial reporting as of December 31, 2011.  Based upon this assessment, our management believes that our internal control over financial reporting is effective as of December 31, 2011.  Ernst & Young LLP, an independent registered public accounting firm, has issued an attestation report regarding the effectiveness of our internal control over financial reporting, which is included herein.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Information with respect to this Item 10 is incorporated by reference from our Proxy Statement, which we intend to file on or before March 26, 2012 in connection with the Annual Meeting of Stockholders to be held May 3, 2012.

Item 11.  Executive Compensation

Information with respect to this Item 11 is incorporated by reference from our Proxy Statement, which we intend to file on or before March 26, 2012 in connection with the Annual Meeting of Stockholders to be held May 3, 2012.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information pertaining to security ownership of management and certain beneficial owners of the Company’s common stock with respect to this Item 12 is incorporated by reference from our Proxy Statement, which we intend to file on or before March 26, 2012 in connection with the Annual Meeting of Stockholders to be held May 3, 2012, to the extent not set forth below.

The Company maintains the American Campus Communities, Inc. 2010 Incentive Award Plan (the “2010 Plan”), as discussed in more detail in Note 13 in the accompanying Notes to Consolidated Financial Statements in Item 8.  As of December 31, 2011, the total units and shares issued under the 2010 Plan were as follows:

	# of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	# of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders	679,726	(1)	$-0-	1,579,524
Equity Compensation Plans Not Approved by Security Holders	n/a		n/a	n/a

(1)	Consists of restricted stock awards granted to executive officers and certain employees and common units of limited partnership interest in the Operating Partnership.

Item 13.  Certain Relationships, Related Transactions and Director Independence

Information with respect to this Item 13 is incorporated by reference from our Proxy Statement, which we intend to file on or before March 26, 2012 in connection with the Annual Meeting of Stockholders to be held May 3, 2012.

Item 14.  Principal Accounting Fees and Services

Information with respect to this Item 14 is incorporated by reference from our Proxy Statement, which we intend to file on or before March 26, 2012 in connection with the Annual Meeting of Stockholders to be held May 3, 2012.

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

10.14
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

10.16
Amendment No. 1 to Employment Agreement, dated as of November 1, 2007, between American Campus Communities, Inc. and James C. Hopke.  Incorporated by reference to Exhibit 99.6 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) filed on November 5, 2007.

10.17
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

10.22
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

10.25
Form of Third Amended and Restated Credit Agreement, dated as of May 20, 2011, among American Campus Communities Operating Partnership LP, as Borrower, American Campus Communities, Inc., as Parent Guarantor, the other entities listed on the signature pages thereof as Guarantors, the banks, financial institutions and other institutional lenders listed on the signature pages thereof as Initial Lenders, KeyBank National Association, as the initial issuer of Letters of Credit, Swing Line Bank and Administrative Agent, KeyBanc Capital Markets Inc. and J.P. Morgan Securities LLC, as Joint Lead Arrangers, JPMorgan Chase Bank, N.A. as Syndication Agent, and Bank of America, N.A., U.S. Bank National Association and Compass Bank, as Co-Documentation Agents.  Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) filed on May 25, 2011.

10.26
Form of First Amendment to Third Amended and Restated Credit Agreement, dated as of January 10, 2012, among American Campus Communities Operating Partnership LP, as Borrower, American Campus Communities, Inc., as Parent Guarantor, the other entities listed on the signature pages thereof as Guarantors, the banks, financial institutions and other institutional lenders listed on the signature pages thereof as Lenders, and KeyBank National Association, as Administrative Agent.  Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) filed on January 13, 2012.

10.27
Form of Registration Rights and Lock-Up Agreement, dated as of March 1, 2006, between American Campus Communities, Inc. and each of the persons who are signatory thereto.  Incorporated by reference to Exhibit 99.3 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) filed on March 7, 2006.

10.28
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

10.29
Form of Equity Distribution Agreement, dated November 9, 2011, between American Campus Communities, Inc., American Campus Communities Operating Partnership LP and American Campus Communities Holdings LLC, on one hand, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, on the other hand.  Incorporated by reference to Exhibit 1.1 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) filed on November 10, 2011.

10.30
Form of Equity Distribution Agreement, dated November 9, 2011, between American Campus Communities, Inc., American Campus Communities Operating Partnership LP and American Campus Communities Holdings LLC, on one hand, and Deutsche Bank Securities Inc., on the other hand.  Incorporated by reference to Exhibit 1.2 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) filed on November 10, 2011.

10.31
Form of Equity Distribution Agreement, dated November 9, 2011, between American Campus Communities, Inc., American Campus Communities Operating Partnership LP and American Campus Communities Holdings LLC, on one hand, and J.P. Morgan Securities LLC, on the other hand.  Incorporated by reference to Exhibit 1.3 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) filed on November 10, 2011.

10.32
Form of Equity Distribution Agreement, dated November 9, 2011, between American Campus Communities, Inc., American Campus Communities Operating Partnership LP and American Campus Communities Holdings LLC, on one hand, and KeyBanc Capital Markets Inc., on the other hand.  Incorporated by reference to Exhibit 1.4 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) filed on November 10, 2011.

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

February 28, 2012	AMERICAN CAMPUS COMMUNITIES, INC.

/s/ William C. Bayless, Jr.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ William C. Bayless, Jr.	President, Chief Executive Officer and Director	February 28, 2012
William C. Bayless, Jr.	(Principal Executive Officer)

/s/ Jonathan A. Graf	Executive Vice President, Chief Financial Officer, Treasurer and Secretary	February 28, 2012
Jonathan A. Graf	(Principal Financial Officer)

/s/ R.D. Burck	Chairman of the Board of Directors	February 28, 2012
R.D. Burck

/s/ G. Steven Dawson	Director	February 28, 2012
G. Steven Dawson

/s/ Cydney Donnell	Director	February 28, 2012
Cydney Donnell

/s/ Edward Lowenthal	Director	February 28, 2012
Edward Lowenthal

/s/ Joseph Macchione	Director	February 28, 2012
Joseph Macchione

/s/ Winston W. Walker	Director	February 28, 2012
Winston W. Walker

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
American Campus Communities, Inc.

We have audited American Campus Communities, Inc. and Subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). American Campus Communities, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, American Campus Communities, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of American Campus Communities, Inc. and Subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in equity, and cash flows for each of the three years in the period ended December 31, 2011 of American Campus Communities, Inc. and Subsidiaries and our report dated February 28, 2012 expressed an unqualified opinion thereon.

                                           /s/ Ernst & Young LLP

Austin, Texas
February 28, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
American Campus Communities, Inc.

We have audited the accompanying consolidated balance sheets of American Campus Communities, Inc. and Subsidiaries (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Campus Communities, Inc. and Subsidiaries at December 31, 2011 and 2010 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), American Campus Communities, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2012 expressed an unqualified opinion thereon.

                                            /s/ Ernst & Young LLP

Austin, Texas
February 28, 2012

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31, 2011	December 31, 2010

Assets

Investments in real estate:
Wholly-owned properties, net	$2,761,757	$2,433,844
Wholly-owned property held for sale	27,300	-
On-campus participating properties, net	59,850	62,486
Investments in real estate, net	2,848,907	2,496,330

Cash and cash equivalents	22,399	113,507
Restricted cash	22,956	26,764
Student contracts receivable, net	5,324	5,736
Other assets	108,996	51,147

Total assets	$3,008,582	$2,693,484

Liabilities and equity

Liabilities:
Secured mortgage, construction and bond debt	$858,530	$1,144,103
Unsecured term loan	200,000	-
Senior secured term loan	-	100,000
Unsecured revolving credit facility	273,000	-
Secured agency facility	116,000	101,000
Accounts payable and accrued expenses	36,884	34,771
Other liabilities	77,840	61,011
Total liabilities	1,562,254	1,440,885

Commitments and contingencies (Note 17)

Redeemable noncontrolling interests	42,529	34,704

Equity:
American Campus Communities, Inc. stockholders’ equity: Common stock, $.01 par value, 800,000,000 shares authorized, 72,759,546 and 66,875,663 shares issued and outstanding at December 31, 2011 and 2010, respectively	725	667
Additional paid in capital	1,664,416	1,468,179
Accumulated earnings and dividends	(286,565)	(249,381)
Accumulated other comprehensive loss	(3,360)	(5,503)
Total American Campus Communities, Inc. stockholders’ equity	1,375,216	1,213,962
Noncontrolling interests	28,583	3,933
Total equity	1,403,799	1,217,895

Total liabilities and equity	$3,008,582	$2,693,484

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Year Ended December 31,
	2011	2010	2009
Revenues:
Wholly-owned properties	$348,961	$286,032	$252,421
On-campus participating properties	25,252	23,975	22,727
Third-party development services	7,497	9,302	5,015
Third-party management services	7,254	8,670	8,795
Resident services	1,353	1,297	1,115
Total revenues	390,317	329,276	290,073

Operating expenses:
Wholly-owned properties	165,547	134,849	121,773
On-campus participating properties	10,180	10,492	10,200
Third-party development and management services	11,368	12,781	11,250
General and administrative	12,752	11,561	10,955
Depreciation and amortization	86,969	73,125	70,048
Ground/facility leases	3,608	2,944	2,107
Total operating expenses	290,424	245,752	226,333

Operating income	99,893	83,524	63,740

Nonoperating income and (expenses):
Interest income	584	187	118
Interest expense	(52,214)	(60,144)	(58,225)
Amortization of deferred financing costs	(5,120)	(4,436)	(3,232)
Loss from unconsolidated joint ventures	(641)	(2,023)	(2,073)
Other nonoperating income	-	5,694	402
Total nonoperating expenses	(57,391)	(60,722)	(63,010)

Income before income taxes and discontinued operations	42,502	22,802	730
Income tax provision	(433)	(570)	(540)
Income from continuing operations	42,069	22,232	190

Discontinued operations:
Income (loss) attributable to discontinued operations	1,097	(1,429)	(3,292)
Gain (loss) from disposition of real estate	14,806	(3,705)	(9,358)
Total discontinued operations	15,903	(5,134)	(12,650)

Net income (loss)	57,972	17,098	(12,460)
Net income attributable to noncontrolling interests	(1,343)	(888)	(380)
Net income (loss) attributable to common shareholders	$56,629	$16,210	$(12,840)

Income (loss) per share attributable to common shareholders – basic:
Income (loss) from continuing operations per share	$0.58	$0.36	$(0.03)
Net income (loss) per share	$0.81	$0.27	$(0.28)

Income (loss) per share attributable to common shareholders – diluted:
Income (loss) from continuing operations per share	$0.58	$0.35	$(0.03)
Net income (loss) per share	$0.80	$0.26	$(0.28)

Weighted-average common shares outstanding:
Basic	69,243,203	57,682,808	48,706,480
Diluted	69,807,394	59,338,227	48,706,480

Distributions declared per common share	$1.35	$1.35	$1.35

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands, except share data)

	Common Shares	Par Value of Common Shares	Additional Paid in Capital	Accumulated Earnings and Dividends	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
Equity, December 31, 2008	42,354,283	$423	$901,641	$(111,828)	$(5,117)	$4,091	$789,210
Net proceeds from sale of common stock	9,775,000	98	198,252	-	-	-	198,350
Adjustments to reflect redeemable noncontrolling interests at fair value	-	-	(10,676)	-	-	-	(10,676)
Amortization of restricted stock awards	-	-	2,709	-	-	-	2,709
Vesting of restricted stock awards	59,210	-	(257)	-	-	-	(257)
Distributions to common and restricted stockholders	-	-	-	(64,497)	-	-	(64,497)
Distributions to joint venture partners	-	-	-	-	-	(840)	(840)
Conversion of common units to common stock	15,400	-	361	-	-	-	361
Comprehensive loss:
Change in fair value of interest rate swaps	-	-	-	-	761	-	761
Net loss	-	-	-	(12,840)	-	493	(12,347)
Total comprehensive loss							(11,586)
Equity, December 31, 2009	52,203,893	521	1,092,030	(189,165)	(4,356)	3,744	902,774
Net proceeds from sale of common stock	14,371,100	144	372,879	-	-	-	373,023
Adjustments to reflect redeemable noncontrolling interests at fair value	-	-	(3,274)	-	-	-	(3,274)
Amortization of restricted stock awards	-	-	3,612	-	-	-	3,612
Vesting of restricted stock awards	90,525	-	(917)	-	-	-	(917)
Distributions to common and restricted stockholders	-	-	-	(76,426)	-	-	(76,426)
Distributions to joint venture partners	-	-	-	-	-	(285)	(285)
Conversions of common units to common stock	210,145	2	3,849	-	-	-	3,851
Comprehensive income:
Change in fair value of interest rate swaps	-	-	-	-	(1,147)	-	(1,147)
Net income	-	-	-	16,210	-	474	16,684
Total comprehensive income							15,537
Equity, December 31, 2010	66,875,663	667	1,468,179	(249,381)	(5,503)	3,933	1,217,895
Net proceeds from sale of common stock	5,716,760	57	204,968	-	-	-	205,025
Adjustments to reflect redeemable noncontrolling interests at fair value	-	-	(9,876)	-	-	-	(9,876)
Amortization of restricted stock awards	-	-	4,252	-	-	-	4,252
Vesting of restricted stock awards	102,522	-	(1,269)	-	-	-	(1,269)
Distributions to common and restricted stockholders	-	-	-	(93,813)	-	-	(93,813)
Distributions to joint venture partners	-	-	-	-	-	(335)	(335)
Noncontrolling interest retained by seller – property acquisition	-	-	-	-	-	24,908	24,908
Conversion of common units to common stock	64,601	1	1,101	-	-	-	1,102
Increase in ownership of consolidated subsidiaries	-	-	(2,939)	-	-	(336)	(3,275)
Comprehensive income:
Change in fair value of interest rate swaps	-	-	-	-	2,143	-	2,143
Net income	-	-	-	56,629	-	413	57,042
Total comprehensive income							59,185
Equity, December 31, 2011	72,759,546	$725	$1,664,416	$(286,565)	$(3,360)	$28,583	$1,403,799

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2011	2010	2009
Operating activities
Net income (loss)	$57,972	$17,098	$(12,460)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
(Gain) loss from disposition of real estate	(14,806)	3,705	9,358
Gain on remeasurement of equity method investments	-	(4,098)	-
Gain from insurance settlements	-	(1,596)	-
Depreciation and amortization	89,271	77,568	77,348
Provision for asset impairment	559	4,036	-
Amortization of deferred financing costs and debt premiums/discounts	326	2,685	3,430
Share-based compensation	4,367	3,745	2,811
Loss from unconsolidated joint ventures	641	2,023	2,073
Distributions received from unconsolidated joint ventures	-	200	250
Income tax provision	433	570	540
Changes in operating assets and liabilities:
Restricted cash	865	7,368	(69)
Student contracts receivable, net	394	234	(290)
Other assets	(13,457)	(2,358)	6,620
Accounts payable and accrued expenses	421	3,054	(9,387)
Other liabilities	4,047	1,715	219
Net cash provided by operating activities	131,033	115,949	80,443
Investing activities
Net proceeds from disposition of real estate	80,376	2,114	1,485
Cash paid for property acquisitions	(236,865)	(154,461)	-
Loan made to noncontrolling partner of consolidated subsidiary	(24,908)	-	-
Cash paid for land acquisitions	(13,058)	(16,050)	(7,385)
Capital expenditures for wholly-owned properties	(23,277)	(30,399)	(40,992)
Investments in wholly-owned properties under development	(202,575)	(44,850)	(76,998)
Capital expenditures for on-campus participating properties	(1,832)	(1,141)	(739)
Cash paid for increased ownership in consolidated subsidiaries	(3,275)	-	-
Investment in mezzanine loans	(7,100)	-	-
Change in restricted cash related to capital reserves	548	1,250	2,108
Proceeds from insurance settlement	1,907	1,726	-
Investments in unconsolidated joint ventures	-	(499)	(401)
Purchase of corporate furniture, fixtures and equipment	(10,239)	(2,182)	(606)
Net cash used in investing activities	(440,298)	(244,492)	(123,528)
Financing activities
Proceeds from sale of common stock	208,980	388,871	207,719
Offering costs	(3,602)	(15,814)	(9,369)
Pay-off of mortgage and construction loans	(299,838)	(110,662)	(110,949)
Proceeds from unsecured term loan	200,000	-	-
Pay-off of secured term loan	(100,000)	-	-
Proceeds from credit facilities	378,000	61,800	209,405
Paydowns of credit facilities	(90,000)	(54,800)	(130,105)
Proceeds from construction loans	29,350	-	5,334
Principal payments on debt	(9,603)	(11,636)	(10,441)
Change in construction accounts payable	7,721	-	(2,747)
Debt issuance and assumption costs	(6,982)	(3,091)	(8,094)
Distributions to common and restricted stockholders	(93,813)	(76,579)	(64,565)
Distributions to noncontrolling partners	(1,750)	(2,009)	(2,610)
Redemption of Common Units	(306)	(123)	-
Net cash provided by financing activities	218,157	175,957	83,578
Net change in cash and cash equivalents	(91,108)	47,414	40,493
Cash and cash equivalents at beginning of period	113,507	66,093	25,600
Cash and cash equivalents at end of period	$22,399	$113,507	$66,093
Supplemental disclosure of non-cash investing and financing activities
Loans assumed in connection with property acquisitions	$-	$(247,752)	$-
Issuance of Common Units in connection with land acquisition	$-	$-	$(2,005)
Financing of equipment through capital lease obligations	$281	$-	$629
Change in fair value of derivative instruments, net	$2,143	$(1,147)	$761
Supplemental disclosure of cash flow information
Interest paid	$63,601	$61,864	$66,090
Income taxes paid	$420	$300	$642

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Description of Business

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

As of December 31, 2011, the Company’s property portfolio contained 116 properties with approximately 71,800 beds in approximately 22,900 apartment units.  The Company’s property portfolio consisted of 101 owned off-campus student housing properties that are in close proximity to colleges and universities, 10 American Campus Equity (“ACE®”) properties operated under ground/facility leases with five university systems, four on-campus participating properties operated under ground/facility leases with the related university systems, and one property containing a retail shopping center which the Company plans to develop into a mixed-use community including both student housing and retail.  Of the 116 properties, 11 were under development as of December 31, 2011, and when completed will consist of a total of approximately 6,700 beds in approximately 1,900 units.  The Company’s communities contain modern housing units and are supported by a resident assistant system and other student-oriented programming, with many offering resort-style amenities.

Through the Company’s taxable REIT subsidiaries (“TRS”), it also provides construction management and development services, primarily for student housing properties owned by colleges and universities, charitable foundations, and others.  As of December 31, 2011, the Company provided third-party management and leasing services for 31 properties (nine of which the Company served as the third-party developer and construction manager) that represented approximately 24,200 beds in approximately 9,600 units, and one joint venture property in which the Company owns a noncontrolling interest with approximately 600 beds in approximately 200 units.  Third-party management and leasing services are typically provided pursuant to management contracts that have initial terms that range from one to five years.  As of December 31, 2011, the Company’s total owned, joint venture and third-party managed portfolio included 148 properties with approximately 96,600 beds in approximately 32,700 units.

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

Project costs directly associated with the development and construction of an owned real estate project, which include interest, property taxes, and amortization of deferred finance costs, are capitalized as construction in progress.  Upon completion of the project, costs are transferred into the applicable asset category and depreciation commences.  Interest totaling approximately $6.6 million, $1.1 million and $2.9 million was capitalized during the years ended December 31, 2011, 2010 and 2009, respectively.  Amortization of deferred financing costs totaling approximately $0.3 million, $13,000 and $-0- was capitalized as construction in progress during the years ended December 31, 2011, 2010 and 2009, respectively.

Management assesses whether there has been an impairment in the value of the Company’s investments in real estate whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Impairment is recognized when estimated expected future undiscounted cash flows are less than the carrying value of the property.  The estimation of expected future net cash flows is inherently uncertain and relies on assumptions regarding current and future economics and market conditions.  If such conditions change, then an adjustment to the carrying value of the Company’s long-lived assets could occur in the future period in which the conditions change.  To the extent that a property is impaired, the excess of the carrying amount of the property over its estimated fair value is charged to earnings. The Company believes that there were no impairments of the carrying values of its investments in real estate as of December 31, 2011, other than the impairment charge discussed in Note 6.

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

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Concurrent with this classification, the asset is recorded at the lower of cost or fair value less estimated selling costs, and depreciation ceases.

Owned On-Campus Properties

Under its ACE program, the Company as lessee has entered into 11 ground/facility lease agreements with five university systems to finance, construct, and manage 11 student housing properties.  Seven properties were under construction or being redeveloped as of December 31, 2011 with five scheduled to open for occupancy in August 2012, one in September 2012 and one in August 2013.  The terms of the leases, including extension options, range from 30 to 85 years, and the lessor has title to the land and usually any improvements placed thereon.  The Company’s involvement in construction requires the lessor’s post construction ownership of the improvements to be treated as a sale with a subsequent leaseback by the Company.  However, these sale-leaseback transactions do not qualify for sale-leaseback accounting because of the Company’s continuing involvement in the constructed assets.  As a result of the Company’s continuing involvement, these leases are accounted for by the deposit method, in which the assets subject to the ground/facility leases are reflected at historical cost, less amortization, and the financing obligations are reflected at the terms of the underlying financing.

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

Intangible Assets

In connection with property acquisitions completed in 2011, 2010 and the acquisition of GMH Communities Trust (“GMH”) in June 2008, the Company capitalized approximately $2.6 million, $5.5 million and $18.8 million, respectively, related to management’s estimate of the fair value of the in-place leases assumed.  These intangible assets are amortized on a straight-line basis over the average remaining term of the underlying leases.  Amortization expense was approximately $4.1 million, $1.8 million and $9.7 million for the years ended December 31, 2011, 2010 and 2009, respectively.  In 2008, the Company also capitalized $1.5 million related to management’s estimate of the fair value of third-party management contracts acquired from GMH.  These intangible assets are amortized on a straight-line basis over a period of three years.  Amortization expense related to these acquired management contracts was approximately $0.2 million, $0.5 million and $0.5 million for the years ended December 31, 2011, 2010 and 2009, respectively.  Accumulated amortization at December 31, 2011 and December 31, 2010 was approximately $8.0 million and $4.7 million, respectively.  Intangible assets, net of amortization, are included in other assets on the accompanying consolidated balance sheets and the amortization of intangible assets is included in depreciation and amortization expense in the accompanying consolidated statements of operations.  See Note 5 herein for a detailed discussion of the property acquisitions completed during 2011 and 2010.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred Financing Costs

The Company defers financing costs and amortizes the costs over the terms of the related debt using the effective interest method.  Upon repayment of or in conjunction with a material change in the terms of the underlying debt agreement, any unamortized costs are charged to earnings.  Accumulated amortization at December 31, 2011 and December 31, 2010 was approximately $10.7 million and $11.8 million, respectively.  Deferred financing costs, net of amortization, are included in other assets on the accompanying consolidated balance sheets.

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

Debt Premiums and Discounts

Debt premiums and discounts represent fair value adjustments to account for the difference between the stated rates and market rates of debt assumed in connection with the Company’s property acquisitions.  The debt premiums and discounts are amortized to interest expense over the term of the related loans using the effective-interest method.  As of December 31, 2011 and December 31, 2010, net unamortized debt premiums were approximately $10.3 million and $16.6 million, respectively, and net unamortized debt discounts were approximately $5.2 million and $6.6 million, respectively.  Debt premiums and discounts are included in secured mortgage, construction and bond debt on the accompanying consolidated balance sheets.

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

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The allowance for doubtful accounts is summarized as follows:

	Balance, Beginning of Period	Charged to Expense	Write-Offs	Balance, End of Period

Year ended December 31, 2009	$3,849	$4,327	$(2,066)	$6,110
Year ended December 31, 2010	$6,110	$5,178	$(2,667)	$8,621
Year ended December 31, 2011	$8,621	$5,740	$(4,865)	$9,496

Third-Party Development Services Revenue and Costs

Development revenues are generally recognized based on a proportional performance method based on contract deliverables, while construction revenues are recognized using the percentage of completion method, as determined by construction costs incurred relative to total estimated construction costs.  Costs associated with such projects are deferred and recognized in relation to the revenues earned on executed contracts.  For projects where the Company’s fee is based on a fixed price, any cost overruns incurred during construction, as compared to the original budget, will reduce the net fee generated on those projects.  Incentive fees are generally recognized when the project is complete and performance has been agreed upon by all parties, or when performance has been verified by an independent third-party.  The Company also evaluates the collectability of fee income and expense reimbursements generated through the provision of development and construction management services based upon the individual facts and circumstances, including the contractual right to receive such amounts in accordance with the terms of the various projects, and reserves any amounts that are deemed to be uncollectible.

Pre-development expenditures such as architectural fees, permits and deposits associated with the pursuit of third-party and owned development projects are expensed as incurred, until such time that management believes it is probable that the contract will be executed and/or construction will commence.  Because the Company frequently incurs these pre-development expenditures before a financing commitment and/or required permits and authorizations have been obtained, the Company bears the risk of loss of these pre-development expenditures if financing cannot ultimately be arranged on acceptable terms or the Company is unable to successfully obtain the required permits and authorizations.  As such, management evaluates the status of third-party and owned projects that have not yet commenced construction on a periodic basis and expenses any deferred costs related to projects whose current status indicates the commencement of construction is unlikely and/or the costs may not provide future value to the Company in the form of revenues.  Such write-offs are included in third-party development and management services expenses (in the case of third-party development projects) or general and administrative expenses (in the case of owned development projects) on the accompanying consolidated statements of operations.  As of December 31, 2011, the Company has deferred approximately $17.0 million in pre-development costs related to third-party and owned development projects that have not yet commenced construction.  Such costs are included in other assets on the accompanying consolidated balance sheets.

Third-Party Management Services Revenue

Management fees are recognized when earned in accordance with each management contract.  Incentive management fees are recognized when the incentive criteria have been met.

Advertising Costs

Advertising costs are expensed during the period incurred.  The Company uses no direct response advertising.  Advertising expense approximated $9.2 million, $8.4 million and $9.5 million for the years ended December 31, 2011, 2010 and 2009, respectively.

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

Share-Based Compensation

The Company has recognized compensation expense related to certain stock-based awards (see Note 13) over the underlying vesting periods, which amounted to approximately $4.6 million, $3.9 million and $3.0 million for the years ended December 31, 2011, 2010 and 2009, respectively.

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

Other nonoperating income of $0.4 million for the year ended December 31, 2009 represents tax incentive amounts received in cash in excess of the Company’s estimate of the future potential benefit of the tax incentive recorded upon acquisition of a property located in Ypsilanti, Michigan.  Upon acquisition of this property in February 2007, any future potential benefit of such tax incentive was assumed from the seller.

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

The following potentially dilutive securities were outstanding for the years ended December 31, 2011, 2010 and 2009, but were not included in the computation of diluted earnings per share because the effects of their inclusion would be anti-dilutive.

	Year Ended December 31,
	2011	2010	2009
Common Operating Partnership units (Note 9)	913,132	-	1,170,469
Preferred Operating Partnership units (Note 9)	114,263	114,963	114,963
Restricted Stock Awards (Note 13)	-	-	459,855
Total potentially dilutive securities	1,027,395	114,963	1,745,287

The following is a summary of the elements used in calculating basic earnings per share:

	Year Ended December 31,
	2011	2010	2009
Basic earnings per share calculation:
Income from continuing operations	$42,069	$22,232	$190
Income from continuing operations attributable to noncontrolling interests	(1,107)	(1,024)	(695)
Income (loss) from continuing operations attributable to common shareholders	40,962	21,208	(505)
Amount allocated to participating securities	(773)	(745)	(652)
Income (loss) from continuing operations attributable to common shareholders, net of amount allocated to participating securities	40,189	20,463	(1,157)

Income (loss) from discontinued operations	15,903	(5,134)	(12,650)
Income (loss) from discontinued operations attributable to noncontrolling interests	(236)	136	315
Income (loss) from discontinued operations attributable to common shareholders	15,667	(4,998)	(12,335)
Net income (loss) attributable to common shareholders, as adjusted – basic	$55,856	$15,465	$(13,492)

Income (loss) from continuing operations attributable to common shareholders, as adjusted – per share	$0.58	$0.36	$(0.03)
Income (loss) from discontinued operations attributable to common shareholders – per share	$0.23	$(0.09)	$(0.25)
Net income (loss) attributable to common shareholders, as adjusted – per share	$0.81	$0.27	$(0.28)

Basic weighted average common shares outstanding	69,243,203	57,682,808	48,706,480

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2011	2010	2009
Diluted earnings per share calculation:
Income (loss) from continuing operations attributable to common shareholders, net of amount allocated to participating securities	$40,189	$20,463	$(1,157)
Income from continuing operations allocated to Common Units	-	354	-
Income (loss) from continuing operations attributable to common shareholders, as adjusted	40,189	20,817	(1,157)
Income (loss) from discontinued operations attributable to common shareholders	15,667	(4,998)	(12,335)
Income (loss) from discontinued operations allocated to Common Units	-	(124)	-
Income (loss) from discontinued operations attributable to common shareholders, as adjusted	15,667	(5,122)	(12,335)
Net income (loss) attributable to common shareholders, as adjusted – diluted	$55,856	$15,695	$(13,492)

Income (loss) from continuing operations attributable to common shareholders, net of amount allocated to participating securities – per share	$0.58	$0.35	$(0.03)
Income (loss) from discontinued operations attributable to common shareholders – per share	$0.22	$(0.09)	$(0.25)
Net income (loss) attributable to common shareholders- per share	$0.80	$0.26	$(0.28)

Basic weighted average common shares outstanding	69,243,203	57,682,808	48,706,480
Restricted Stock Awards (Note 13)	564,191	527,449	-
Common Operating Partnership units (Note 9)	-	1,127,970	-
Diluted weighted average common shares outstanding	69,807,394	59,338,227	48,706,480

4.	Income Taxes

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

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,
	2011	2010
Deferred tax assets:
Fixed and intangible assets	$3,534	$7,359
Net operating loss carryforwards	4,355	2,187
Prepaid and deferred rent	2,510	2,353
Bad debt reserves	884	620
Accrued expenses and other	2,813	1,980
Stock compensation	1,370	1,119
Total deferred tax assets	15,466	15,618
Valuation allowance for deferred tax assets	(15,088)	(15,184)
Deferred tax assets, net of valuation allowance	378	434

Deferred tax liability:
Deferred financing costs	378	434

Net deferred tax liabilities	$-	$-

Significant components of the Company’s income tax provision are as follows:

	Year Ended December 31,
	2011	2010	2009
Current:
Federal	$-	$(100)	$-
State	(433)	(470)	(540)
Deferred:
Federal	-	-	-
State	-	-	-
Total provision -- continuing operations	$(433)	$(570)	$(540)

TRS earnings subject to tax consisted of approximately $6.7 million loss, $3.5 million income and $2.7 million loss for the years ended December 31, 2011, 2010 and 2009, respectively.  The reconciliation of income tax attributable to continuing operations for the TRSs computed at the U.S. statutory rate to income tax provision is as follows:

	Year Ended December 31,
	2011	2010	2009
Tax benefit (provision) at U.S. statutory rates on TRS income subject to tax	$121	$(207)	$908
State income tax, net of federal income tax benefit	1	(2)	33
Effect of permanent differences and other	(60)	(47)	217
(Decrease) increase in valuation allowance	(62)	156	(1,158)
TRS income tax provision	$-	$(100)	$-

At December 31, 2011, the TRSs had net operating loss carryforwards (“NOLs”) of approximately $12.9 million for income tax purposes that begin to expire in 2026.  These NOLs may be used to offset future taxable income generated by each of the respective TRSs.  Due to the various limitations to which the use of NOLs are subject, the Company has applied a valuation allowance to the NOLs given the likelihood that the NOLs will expire unused.  Of the valuation allowance applied at December 31,2011, approximately $0.3 million may be credited directly to additional paid in capital should subsequent tax benefits be recognized.  The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states’ jurisdictions as required and, as of December 31, 2011, the 2010, 2009 and 2008 calendar tax years are subject to examination by the tax authorities.

Beginning on January 1, 2007, the Company adopted accounting guidance related to uncertainty in income taxes, which clarifies the accounting and disclosure for uncertainty in tax positions and seeks to reduce the diversity of practice associated with certain aspects of the recognition and measurement related to accounting for income taxes.  The Company had no material unrecognized tax benefits for the years ended December 31, 2011, 2010, or 2009, and as of December 31, 2011, the Company does not expect to record any unrecognized tax benefits.  Because no unrecognized tax benefits have been recorded, no related interest or penalties have been calculated and this guidance had no impact on the Company’s consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.  Property Acquisitions

2011 Acquisitions

In December, the Company acquired a 79.5% interest in a partnership that owns a 258-unit, 901-bed property (The Varsity) located near the campus of the University of Maryland in College Park, for a total property value of $121.5 million.  The seller retained a 20.5% noncontrolling interest in the property, which was funded by a note from the Company totaling $24.9 million.  The note bears interest at an annual rate of 12% and is due on the earlier of the date the Company calls the note (to occur no earlier than June 28, 2013) or December 28, 2016.  The note is secured by the noncontrolling partner’s membership interests in The Varsity and is included in other assets on the accompanying consolidated balance sheets.  The purchase price for the Company’s 79.5% interest was $96.6 million, which excludes approximately $1.7 million of anticipated transaction costs, initial integration expenses and capital expenditures necessary to bring this property up to the Company’s operating standards.  The Company did not assume any property-level debt as part of this transaction.

In December, the Company acquired a 367-unit, 1,026-bed wholly-owned property (26 West) located near the campus of The University of Texas in Austin, for a purchase price of $86.2 million, which excludes approximately $3.1 million of anticipated transaction costs, initial integration expenses and capital expenditures necessary to bring this property up to the Company’s operating standards.  The Company did not assume any property-level debt as part of this transaction.

In November, the Company acquired a 370-unit, 684-bed wholly-owned property (Studio Green) located near the campus of Florida State University in Tallahassee, for a purchase price of $6.8 million.  The units are currently being vacated by the Company to prepare for the development of the property.  The Company did not assume any property-level debt as part of this transaction.

In September, the Company acquired a 216-unit, 792-bed wholly-owned property (Eagles Trail) located near the campus of the University of Southern Mississippi in Hattiesburg, for a purchase price of $20.0 million, which excludes approximately $2.9 million of anticipated transaction costs, initial integration expenses and capital expenditures necessary to bring this property up to the Company’s operating standards.  The Company did not assume any property-level debt as part of this transaction.

In July, the Company acquired a retail shopping center located near the campus of the University of Central Florida in Orlando, for a purchase price of approximately $27.4 million.  The Company plans to develop the site into a mixed-use community including both student housing and retail.  The Company did not assume any property-level debt as part of this transaction.

Since their respective acquisition dates, the acquired properties discussed above contributed a combined $3.1 million of revenues for the year ended December 31, 2011.  These properties had a combined net loss of $0.9 million for the year ended December 31, 2011, which includes $1.5 million of acquisition-related costs such as broker fees, due diligence costs and legal and accounting fees.

2010 Acquisitions

In September and November 2010, the Company acquired the remaining 90% interest in 14 student housing properties previously owned in two joint ventures with Fidelity (hereinafter referred to as the “Fidelity Joint Ventures”) in which the Company previously held a 10% interest.  The purchase price for the 90% interest acquired was approximately $340.4 million.  The acquisitions of the properties previously owned by the Fidelity Joint Ventures were accounted for as a business combination achieved in stages and as a result, the Company was required to remeasure its equity method investments in the joint venture properties to their respective acquisition-date fair values and recognize the resulting gain in earnings.  The Company therefore recorded a combined non-cash gain of approximately $4.1 million for the Fidelity Joint Ventures, which is included in other nonoperating income on the accompanying consolidated statements of operations for the year ended December 31, 2010.  Subsequent to the acquisition, the Company now consolidates the 14 properties acquired.

Also during 2010, the Company acquired three additional properties containing 1,883 beds in three separate transactions for a combined purchase price of approximately $65.2 million.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The acquired property’s results of operations have been included in the accompanying consolidated statements of operations since the respective acquisition closing dates.  The following pro forma information for the years ended December 31, 2011, 2010 and 2009, presents consolidated financial information for the Company as if the property acquisitions discussed above and the August 2010 equity offering had occurred at the beginning of the earliest period presented.  The unaudited pro forma information is provided for informational purposes only and is not indicative of results that would have occurred or which may occur in the future:

	Year Ended December 31,
	2011	2010	2009
Total revenues	$407,369	$384,515	$355,712
Net income (loss) attributable to common shareholders	$63,874	$28,450	$(9,675)
Net income (loss) per share attributable to common shareholders, as adjusted - basic	$0.91	$0.42	$(0.17)
Net income (loss) per share attributable to common shareholders, as adjusted - diluted	$0.90	$0.41	$(0.17)

6.  Property Dispositions and Discontinued Operations

As of December 31, 2011, one owned off-campus property (Pirates Cove) was classified as Held for Sale on the company’s consolidated balance sheet.  Concurrent with this classification, the property is recorded at the lower of cost or fair value less estimated selling costs.  This resulted in an impairment charge of approximately $0.6 million, which is included in discontinued operations in the accompanying consolidated statements of operations for the year ended December 31, 2011.  Accordingly, net income (loss) for Pirates Cove is included in discontinued operations for all periods presented.

In April and May 2011, the Company sold four unencumbered owned off-campus properties (Campus Club – Statesboro, River Club Apartments, River Walk Townhomes and Villas on Apache) for a total sales price of approximately $82.0 million resulting in combined net proceeds of approximately $80.0 million.  The combined gain on these dispositions of approximately $14.8 million is included in discontinued operations on the accompanying consolidated statements of operations for the year ended December 31, 2011.

In 2010, the Company sold two encumbered owned off-campus properties (Campus Walk – Oxford and Cambridge at Southern) for a total sales price of approximately $28.7 million resulting in combined net proceeds of approximately $1.9 million.  The combined loss on these dispositions of approximately $3.7 million is included in discontinued operations on the accompanying consolidated statements of operations for the year ended December 31, 2010.

In 2009, the Company sold an encumbered owned off-campus property (Riverside Estates) for a sales price of approximately $18.2 million resulting in net proceeds of approximately $1.3 million.  The resulting loss on disposition of approximately $9.4 million is included in discontinued operations in the accompanying consolidated statements of operations for the year ended December 31, 2009.

The properties discussed above are included in the wholly-owned properties segment (see Note 18).  Below is a summary of the results of operations for the properties discussed above through their respective disposition dates for all periods presented:

	Year Ended December 31,
	2011	2010	2009
Total revenues	$8,629	$17,025	$22,925
Total operating expenses	(4,671)	(9,007)	(13,186)
Depreciation and amortization	(2,302)	(4,443)	(7,300)
Provision for asset impairment	(559)	(4,036)	-
Operating income (loss)	1,097	(461)	2,439
Total nonoperating expenses	-	(968)	(5,731)
Net income (loss)	$1,097	$(1,429)	$(3,292)

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.  Investments in Wholly-Owned Properties

Wholly-owned properties consisted of the following:

	December 31,
	2011	2010
Land (1) (2)	$380,074	$313,005
Buildings and improvements	2,380,582	2,177,780
Furniture, fixtures and equipment	139,249	129,175
Construction in progress (2)	157,900	54,244
	3,057,805	2,674,204
Less accumulated depreciation	(296,048)	(240,360)
Wholly-owned properties, net (3)	$2,761,757	$2,433,844

(1)
The land balance above includes undeveloped land parcels with book values of approximately $15.8 million and $36.0 million as of December 31, 2011 and December 31, 2010, respectively.  Also includes land totaling approximately $28.2 million and $7.6 million as of December 31, 2011 and December 31, 2010, respectively, related to properties under development.

(2)
Land and construction in progress as of December 31, 2011, include approximately $4.8 million and $5.2 million, respectively, related to the University Edge property located in Kent, Ohio, that will serve students attending Kent State University.  In July 2011, the Company entered into a Purchase and Contribution agreement with a private developer whereby the Company is obligated to purchase the property as long as the developer meets certain construction completion deadlines.  The development of the property is anticipated to be completed in August 2012.  The entity is financed with a $4.5 million mezzanine loan from the Company and a $24.8 million construction loan from a third-party lender.  The Company is responsible for leasing, management, and initial operations of the project while the third-party developer is responsible for the development of the property.  The entity that owns the University Edge property is deemed to be a VIE (see note 2), and the Company is determined to be the primary beneficiary of the VIE.  As such, the assets and liabilities of the entity owning the property are included in the Company’s consolidated financial statements.

(3)	The balance above excludes Pirates Cove which is classified as wholly-owned property held for sale in the accompanying consolidated balance sheet as of December 31, 2011.

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

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In conjunction with the execution of each Lease, the Company has entered into separate five-year agreements to manage the related facilities for 5% of defined gross receipts. The five-year terms of the management agreements are not contingent upon the continuation of the Leases. Upon expiration of the initial five year terms, the agreements continue on a month-to-month basis.

On-campus participating properties are as follows:

			Historical Cost – December 31,
Lessor/University	Lease Commencement	Required Debt Repayment (1)	2011	2010
Texas A&M University System / Prairie View A&M University (2)	2/1/96	9/1/23	$40,255	$39,393

Texas A&M University System / Texas A&M International	2/1/96	9/1/23	6,567	6,317

Texas A&M University System / Prairie View A&M University (3)	10/1/99	8/31/25/ 8/31/28	25,142	24,762

University of Houston System / University of Houston (4)	9/27/00	8/31/35	35,734	35,393
			107,698	105,865
Less accumulated amortization			(47,848)	(43,379)
On-campus participating properties, net			$59,850	$62,486

(1)	Represents the effective lease termination date. The Leases terminate upon the earlier to occur of the final repayment of the related debt or the end of the contractual lease term.

(2)	Consists of three phases placed in service between 1996 and 1998.

(3)	Consists of two phases placed in service in 2000 and 2003.

(4)	Consists of two phases placed in service in 2001 and 2005.

9.   Noncontrolling Interests

Third-party joint venture partners:  As of December 31, 2011, the Company consolidates four joint ventures that own and operate The Varsity, University Village at Sweet Home, University Centre and Villas at Chestnut Ridge owned-off campus properties.  The portion of net assets attributable to the third-party partners in these joint ventures is classified as “noncontrolling interests” within equity on the accompanying consolidated balance sheets.  Accordingly, the third-party partners’ share of the income or loss of the joint ventures is reported on the consolidated statements of operations as “noncontrolling interests share of net income / loss.”

As mentioned in Note 5, in December 2011, the Company acquired a 79.5% interest in the existing entity that owns The Varsity, a property located in College Park, Maryland.  Accordingly, the seller’s retained 20.5% interest in the property is included in noncontrolling interests on the accompanying consolidated balance sheet as of December 31, 2011.

In March 2011, the Company acquired the remaining noncontrolling interest from the third-party partner in the joint venture that owns and operates the Callaway House owned off-campus property.  The Company paid approximately $3.2 million in cash consideration for the remaining noncontrolling interest and recognized the $2.8 million excess of consideration paid over the carrying amount of the noncontrolling interest acquired as an adjustment to additional paid in capital in the accompanying consolidated statement of changes in equity.

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

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company follows accounting guidance stipulating that securities that are redeemable for cash or other assets at a fixed or determinable price on a fixed or determinable date, at the option of the holder, or upon the occurrence of an event that is not solely within the control of the issuer, must be classified outside of permanent equity in the mezzanine section of the consolidated balance sheets.  In accordance with such guidance, management evaluates whether the Company controls the actions or events necessary to issue the maximum number of shares that could be required to be delivered under share settlement of the contract.  Based on this assessment, which includes evaluating terms in the applicable agreements related to redemption provisions, the Company has determined that Common Units and Series A Preferred Units in the Operating Partnership should be classified as “redeemable noncontrolling interests” in the mezzanine section of the consolidated balance sheets.  The value of redeemable noncontrolling interests on the consolidated balance sheets is reported at the greater of fair value or historical cost at the end of each reporting period.  Changes in the value from period to period are charged to additional paid in capital on the accompanying consolidated statements of changes in equity.  Accordingly, income or loss allocated to these redeemable noncontrolling interests on the Company’s consolidated statements of operations includes the Series A Preferred Unit distributions as well as the pro rata share of the Operating Partnership’s net income or loss allocated to Common Units. Below is a table summarizing the activity of redeemable noncontrolling interests for the years ended December 31, 2011 and 2010:

Balance, December 31, 2009	$36,722
Net income	414
Distributions	(1,724)
Conversions of Common Units into common shares	(3,859)
Redemption of Common Units for cash	(123)
Adjustments to reflect Common Units at fair value	3,274
Balance, December 31, 2010	34,704
Net income	930
Distributions	(1,415)
Conversions of Common Units into common shares	(1,103)
Redemption of Common Units for cash	(306)
Partnership units retained in connection with property acquisition	(157)
Adjustments to reflect Common Units at fair value	9,876
Balance, December 31, 2011	$42,529

During the years ended December 31, 2011 and 2010, 64,601 and 210,145 Common Units, respectively, were converted into an equal number of shares of the Company’s common stock.  As of December 31, 2011 and 2010, approximately 1% and 2%, respectively, of the equity interests of the Operating Partnership was held by owners of Common Units and Series A Preferred Units.

10.   Investments in Unconsolidated Joint Ventures

Investments in unconsolidated joint ventures are accounted for utilizing the equity method.  As discussed in Note 2, the equity method is used when the Company has the ability to exercise significant influence over operating and financial policies of the joint venture but does not have control of the joint venture.  Under the equity method, these investments are initially recognized on the balance sheet at cost and are subsequently adjusted to reflect the Company’s proportionate share of net earnings or losses of the joint venture, distributions received, contributions, and certain other adjustments, as appropriate.   When circumstances indicate there may have been a loss in value of an equity method investment, the Company evaluates the investment for impairment by estimating the Company’s ability to recover its investment from future expected discounted cash flows.  If the Company determines the loss in value is other than temporary, the Company recognizes an impairment charge to reflect the investment at fair value. The Company believes that there were no impairments of the carrying values of its equity method investments as of December 31, 2011.  The company’s investments in its unconsolidated joint ventures are included in other assets on the accompanying consolidated balance sheets and its share of the income or loss from such joint ventures is included in loss from unconsolidated joint ventures on the accompanying consolidated statements of operations.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2011, the Company owned noncontrolling interests in two unconsolidated joint ventures that are accounted for utilizing the equity method of accounting.  The first investment consists of a 10% noncontrolling interest in a joint venture with Fidelity which owns one property containing 636 beds.  The Company’s joint venture with Fidelity is funded in part with secured third party debt in the amount of $18.2 million.  As more fully discussed in Note 17, the Operating Partnership serves as non-recourse, carve-out guarantor of this debt.  Additionally, due to the joint venture’s governing documents not providing for maximum capital commitments from the members, the Company’s maximum exposure to loss stemming from its investment in this joint venture could be unlimited.  The second investment consists of a noncontrolling equity interest in a joint venture with the United States Navy that owns military housing privatization projects located on naval bases in Norfolk and Newport News, Virginia.  In 2010, the Company discontinued applying the equity method in regards to its investment in this joint venture as a result of the Company’s share of losses exceeding its investment in the joint venture.  Because the company has not guaranteed any obligations of the investee and is not otherwise committed to provide further financial support to the investee, it therefore suspended recording its share of losses once the investment was reduced to zero.  The Company’s investments in these joint ventures, included in other assets on the accompanying consolidated balance sheets, totaled approximately $(0.3) million and $0.3 million as of December 31, 2011 and 2010, respectively.

The Company also earns fees for providing management and development services to these joint ventures.  For the year ended December 31, 2011, the Company earned management fees of approximately $1.7 million from these joint ventures.  For the years ended December 31, 2010 and 2009, the Company earned combined development and management fees of approximately $3.3 million and $3.5 million, respectively, from these joint ventures.  The management fees earned in 2010 and 2009 also include fees from 14 properties previously owned in unconsolidated joint ventures with Fidelity that were acquired by the Company in September and November 2010.

11.   Debt

A summary of the Company’s outstanding consolidated indebtedness, including unamortized debt premiums and discounts, is as follows:

	December 31,
	2011	2010
Debt secured by wholly-owned properties:
Mortgage loans payable	$744,724	$952,374
Construction loans payable (1)	29,350	100,000
	774,074	1,052,374
Debt secured by on-campus participating properties:
Mortgage loan payable	32,097	32,421
Bonds payable	47,220	49,375
	79,317	81,796

Unsecured revolving credit facility	273,000	-
Unsecured term loan	200,000	-
Senior secured term loan	-	100,000
Secured agency facility	116,000	101,000
Unamortized debt premiums	10,298	16,567
Unamortized debt discounts	(5,159)	(6,634)
Total debt	$1,447,530	$1,345,103

(1)
Construction loans payable as of December 31, 2011 includes $4.9 million related to a construction loan for the University Edge development property, a VIE that the Company is including in its consolidated financial statements (see Note 7).  The creditor of this construction loan does not have recourse to the assets of the Company.

Mortgage and Construction Loans Payable

Mortgage loans payable generally feature either monthly interest and principal payments or monthly interest-only payments with balloon payments due at maturity.  For purposes of classification in the following table, variable rate mortgage loans subject to interest rate swaps are deemed to be fixed rate, due to the Company having effectively fixed the interest rate for the underlying debt instrument.  Construction loans payable generally feature monthly payments of interest only during the term of loan and any accrued interest and outstanding borrowings become due at maturity.  Mortgage and construction loans payable, excluding debt premiums and discounts, consisted of the following as of December 31, 2011:

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

			As of December 31, 2011
	Principal Outstanding		Weighted	Weighted	Number of
	December 31,		Average	Average	Properties
	2011	2010	Interest Rate	Years to Maturity	Encumbered
Fixed Rate:
Mortgage loans payable (1)	$776,821	$984,795	5.61%	3.5 years	51
Variable Rate:
Construction loans payable (2)	29,350	100,000	2.88%	2.0 years	4
Total	$806,171	$1,084,795	5.51%	3.4 years	55

(1)	Fixed rate mortgage loans payable mature at various dates from March 2012 through April 2024 and carry interest rates ranging from 4.56% to 7.15%.

(2)
Variable rate construction loans payable mature at various dates from December 2013 through May 2014 and carry interest rates based on LIBOR plus a spread, which translate into interest rates ranging from 2.63% to 3.00% at December 31, 2011.

During the twelve months ended December 31, 2011, the following transactions occurred:

	Mortgage Loans	Construction Loans
	Payable	Payable
Balance, December 31, 2010	$994,728	$100,000
Additions:
Draws under advancing construction notes payable	-	29,350
Deductions:
Pay off of maturing mortgage notes payable (1)	(199,839)	-
Pay off of construction note payable (2)	-	(100,000)
Scheduled repayments of principal	(8,135)	-
Amortization of debt premiums and discounts	(4,794)	-
Balance, December 31, 2011	$781,960	$29,350

(1)
The Company paid off fixed rate mortgage debt secured by the following wholly-owned properties: The Edge- Orlando, The Callaway House, University Greens, Lions Crossing, Nittany Crossing, State College Park, Willowtree Apartments and Towers, College Club Tallahassee, The Edge- Charlotte, University Walk and Uptown.

(2)
In May 2011, the Company used the proceeds from its new unsecured term loan discussed below to pay off $100.0 million of variable rate construction debt secured by an owned on-campus ACE property (Vista del Sol).

Bonds Payable

Three of the on-campus participating properties are 100% financed with outstanding project-based taxable bonds.  Under the terms of these financings, one of the Company’s special purpose subsidiaries publicly issued three series of taxable bonds and loaned the proceeds to three special purpose subsidiaries that each hold a separate leasehold interest.  The bonds encumbering the leasehold interests are non-recourse, subject to customary exceptions.  Although a default in payment by these special purpose subsidiaries could result in a default under one or more series of bonds, indebtedness of any of these special purpose subsidiaries is not cross-defaulted or cross-collateralized with indebtedness of the Company, the Operating Partnership or other special purpose subsidiaries.  Repayment of principal and interest on these bonds is insured by MBIA, Inc.  Interest and principal are paid semi-annually and annually, respectively, through maturity.  Covenants include, among other items, budgeted and actual debt service coverage ratios.  Bonds payable at December 31, 2011 consisted of the following:

			Principal	Weighted		Required
Series	Mortgaged Facilities Subject to Leases	Original	December 31, 2011	Average Rate	Maturity Date	Monthly Debt Service
1999	University Village- PVAMU/TAMIU	$39,270	$27,670	7.73%	September 2023	$302
2001	University College–PVAMU	20,995	16,060	7.52%	August 2025	158
2003	University College–PVAMU	4,325	3,490	6.02%	August 2028	28
	Total/weighted average rate	$64,590	$47,220	7.53%		$488

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Each loan bears interest at a variable rate, at the Company’s option, based upon a base rate or one-, two-, three- or six-month LIBOR, plus, in each case, a spread based upon the Company’s credit rating from either Moody’s Investor Services, Inc. or Standard & Poor’s Rating Group.  The Company has entered into interest rate swaps that effectively fix the interest rate to 3.70% (1.80% + 1.90% spread) on $100 million of the $200 million outstanding balance of the new unsecured term loan (see Note 14 for more details).  The remaining $100 million balance of the unsecured term loan continues to bear interest at a variable rate (2.19% as of December 31, 2011).  Availability under the revolving credit facility is limited to an “aggregate borrowing base amount” equal to 60% of the value of the Company’s unencumbered properties, calculated as set forth in the Credit Facility.  Additionally, the Company is required to pay an unused commitment fee ranging from 0.25% to 0.35% per annum, based on the outstanding balance under the revolving credit facility.  As of December 31, 2011, the balance outstanding on the revolving credit facility totaled $273.0 million, bearing interest at a weighted average annual rate of 2.19%, and availability under the revolving credit facility totaled approximately $175.9 million.

The terms of the Credit Facility include certain restrictions and covenants, which limit, among other items, the incurrence of additional indebtedness, liens, and the disposition of assets.  The facility contains customary affirmative and negative covenants and also contains financial covenants that, among other things, require the Company to maintain certain minimum ratios of “EBITDA” (earnings before interest, taxes, depreciation and amortization) to fixed charges and total indebtedness.  The Company may not pay distributions that exceed a specified percentage of funds from operations, as adjusted, for any four consecutive quarters.  The financial covenants also include consolidated net worth and leverage ratio tests.  As of December 31, 2011, the Company was in compliance with all such covenants.

Secured Agency Facility

The Company has a $125 million secured revolving credit facility with a Freddie Mac lender.  The facility has a five-year term and is currently secured by 10 properties referred to as the “Collateral Pool.”  The facility bears interest at one- or three-month LIBOR plus a spread that varies based on the debt service ratio of the Collateral Pool.  Additionally, the Company is required to pay an unused commitment fee of 1.0% per annum.  As of December 31, 2011, the balance outstanding on the secured agency facility totaled $116.0 million, bearing interest at a weighted average annual rate of 2.47%.  The secured agency facility includes some, but not all, of the same financial covenants as the unsecured credit facility, described above.  As of December 31, 2011, the Company was in compliance with all such covenants.

Schedule of Debt Maturities

Scheduled debt maturities (reflecting automatic extensions where applicable) for each of the five years subsequent to December 31, 2011 and thereafter, are as follows:

	Scheduled Principal	Due at Maturity	Total
2012	$10,433	$78,289	$88,722
2013	9,332	96,778	106,110
2014	7,309	521,364	528,673
2015	5,088	388,101	393,189
2016	4,131	161,255	165,386
Thereafter	40,614	119,697	160,311
	$76,907	$1,365,484	$1,442,391

Payment of principal and interest were current at December 31, 2011.  Certain of the mortgage notes and bonds payable are subject to prepayment penalties.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.  Stockholders’ Equity

In May 2010, the Company originated an at-the-market (“ATM”) share offering program through which the Company could, but had no obligation to, sell shares of common stock having an aggregate offering price of up to $150 million (the “2010 ATM Equity Program”), in amounts and at times as determined by the Company, into the existing trading market at current market prices.  As of December 31, 2011, no further common shares are available for issuance under the 2010 ATM Equity Program as the Company has sold an aggregate of $150.0 million.

The following table presents activity under the Company’s 2010 ATM Equity Program for the periods presented:

	Year Ended December 31,
	2011	2010
Total net proceeds	$131,721	$16,027
Commissions paid to sales agents	2,006	244
Shares of common stock sold	3,814	571
Weighted average price per share	$35.06	$28.49

In November 2011, the Company renewed its ATM share offering program, allowing the Company to sell shares of common stock having an aggregate offering price of up to $300 million (the “2011 ATM Equity Program”) from time to time into the existing trading market at current market prices as well as through negotiated transactions.  The Company may, but has no obligation to, sell shares of common stock through the 2011 ATM Equity Program in amounts and at times as determined by the Company.  Actual sales under the program will depend on a variety of factors, including, but not limited to, market conditions, the trading price of the Company’s common stock and determinations of the appropriate sources of funding for the Company.

The following table presents activity under the Company’s 2011 ATM Equity Program since its inception:

Year Ended
December 31, 2011
Total net proceeds	$74,121
Commissions paid to sales agents	1,129
Shares of common stock sold	1,903
Weighted average price per share	$39.54

As of December 31, 2011, the Company had approximately $224.7 million available for issuance under the 2011 ATM Equity Program.

13.  Incentive Award Plan

In May 2010, the Company’s stockholders approved the American Campus Communities, Inc. 2010 Incentive Award Plan (the “Plan”).  The Plan provides for the grant of various stock-based incentive awards to selected employees and directors of the Company and the Company’s affiliates.  The types of awards that may be granted under the Plan include incentive stock options, nonqualified stock options, restricted stock awards (“RSAs”), restricted stock units (“RSUs”), profits interest units (“PIUs”) and other stock-based awards.  The Company has reserved a total of 1.7 million shares of the Company’s common stock for issuance pursuant to the Plan, subject to certain adjustments for changes in the Company’s capital structure, as defined in the Plan.  As of December 31, 2011, 1,579,524 shares were available for issuance under the Plan.

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

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Upon reelection to the Board of Directors in May 2011, all members of the Company’s Board of Directors were granted restricted stock units (“RSUs”) in accordance with the Plan.  These RSUs were valued at $75,000 for the Chairman of the Board of Directors and at $51,500 for all other members.  The number of RSUs was determined based on the fair market value of the Company’s stock on the date of grant, as defined in the Plan.  All awards vested and settled immediately on the date of grant, and the Company delivered shares of common stock and cash, as determined by the Compensation Committee of the Board of Directors.

A summary of the Company’s RSUs under the Plan for the years ended December 31, 2011 and 2010, is presented below:

	Number of RSUs	Weighted-Average Grant Date Fair Value Per RSU
Outstanding at December 31, 2009	5,376	$29.77
Granted	9,674	26.77
Settled in common shares	(5,894)	27.24
Settled in cash	(9,156)	28.23
Outstanding at December 31, 2010	-	-
Granted	9,497	35.02
Settled in common shares	(3,279)	35.02
Settled in cash	(6,218)	35.02
Outstanding at December 31, 2011	-	$-

The Company recognized expense of approximately $0.3 million for each of the years ended December 31, 2011, 2010 and 2009, respectively, reflecting the fair value of the RSUs issued on the date of grant.  The weighted-average grant-date fair value for each RSU granted during the year ended December 31, 2009 was $21.82.

Restricted Stock Awards

The Company awards RSAs to its executive officers and certain employees that vest in equal annual installments over a five year period.  Unvested awards are forfeited upon the termination of an individual’s employment with the Company under specified circumstances.  Recipients of RSAs receive dividends, as declared by the Company’s Board of Directors, on unvested shares, provided that the recipient continues to be employed by the Company.  A summary of the Company’s RSAs under the Plan for the years ended December 31, 2011 and 2010, is presented below:

	Number of RSAs	Weighted-Average Grant Date Fair Value Per RSA
Nonvested balance at December 31, 2009	461,935	$24.21
Granted	206,144	25.96
Vested	(84,631)	24.77
Forfeited	(75,067)	24.55
Nonvested balance at December 31, 2010	508,381	27.27
Granted	193,978	31.55
Vested	(99,243)	25.19
Forfeited	(53,816)	25.52
Nonvested balance at December 31, 2011	549,300	$31.69

The fair value of RSA’s is calculated based on the closing market value of the Company’s common stock on the date of grant.  The fair value of these awards is amortized to expense over the vesting periods, which amounted to approximately $4.3 million, $3.6 million and $2.7 million for the years ended December 31, 2011, 2010 and 2009, respectively.  The weighted-average grant date fair value for each RSA granted and forfeited during the year ended December 31, 2009 was $21.13 and $26.28, respectively.

The total fair value of RSAs vested during the year ended December 31, 2011, was approximately $3.3 million.  Additionally, as of December 31, 2011, the Company had approximately $10.9 million of total unrecognized compensation cost related to these RSAs, which is expected to be recognized over a remaining weighted-average period of 3.0 years.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements.  To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy.  Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.  The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income (Loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  No portion of designated hedges was ineffective during the years ended December 31, 2011, 2010 and 2009.

As discussed in Note 11, in connection with the closing of the Company’s new Credit Facility in May 2011, the Company’s $100 million senior secured term loan was repaid and replaced with a new $200 million variable rate unsecured term loan.  In connection with this transaction, the Company’s two existing $50 million interest rate swaps that were previously hedging the variable cash flows associated with the $100 million senior secured term loan were applied to the new $200 million unsecured term loan.  There was no ineffectiveness resulting from the application of these interest rate swaps to a portion of the new $200 million unsecured term loan, as the critical terms (reset dates, underlying index, business day convention, etc.) of the new $200 million unsecured term loan match the terms of the previous $100 million senior secured term loan and the existing interest rate swap contracts.  As of December 31, 2011, the Company also had a $33.2 million interest rate swap contract that was used to hedge the variable cash flows associated with the Cullen Oaks Phase I and Phase II loans.

The following table summarizes the Company’s outstanding interest rate swap contracts as of December 31, 2011:

Date Entered	Effective Date	Maturity Date	Pay Fixed Rate	Receive Floating Rate Index	Notional Amount	Fair Value
Feb. 12, 2007	Feb. 15, 2007	Feb. 15, 2014	6.689%	LIBOR – 1 mo. plus 1.35%	$33,156	$(3,141)
Feb. 23, 2009	March 20, 2009	Feb. 20, 2012	1.785%	LIBOR – 1 month	50,000	(109)
Feb. 23, 2009	March 20, 2009	Feb. 20, 2012	1.800%	LIBOR – 1 month	50,000	(110)

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of December 31, 2011 and December 31, 2010:

	Derivative Liabilities as of
	December 31, 2011		December 31, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swap contracts	Other liabilities	$3,360	Other liabilities	$5,503
Total derivatives designated as hedging instruments		$3,360		$5,503

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents the effects of the Company’s derivative financial instruments on other comprehensive income (“OCI”) for the years ended December 31, 2011, 2010 and 2009:

	Amount of Income (Loss) Recognized in OCI on Derivative (Effective Portion)
	Year Ended December 31,
Cash Flow Hedging Relationships	2011	2010	2009
Interest rate swap contracts	$2,143	$(1,147)	$761
Total	$2,143	$(1,147)	$761

15.   Fair Value Disclosures

The following table presents information about the Company’s financial instruments measured at fair value on a recurring basis as of December 31, 2011 and 2010, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.  In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities the Company has the ability to access.  Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.  Level 2 inputs include quoted prices for similar assets and liabilities in active markets and inputs other than quoted prices observable for the asset or liability, such as interest rates and yield curves observable at commonly quoted intervals.  Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

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

Disclosures concerning assets and liabilities measured at fair value are as follows:

Fair Value Measurements as of
December 31, 2011					December 31, 2010
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities:
Derivative financial instruments	$-	$3,360	$-	$3,360	$-	$5,503	$-	$5,503

The Company uses derivative financial instruments, specifically interest rate swaps, for nontrading purposes.  The Company uses interest rate swaps to manage interest rate risk arising from previously unhedged interest payments associated with variable rate debt.  Through December 31, 2011, derivative financial instruments were designated and qualified as cash flow hedges.  Derivative contracts with positive net fair values inclusive of net accrued interest receipts or payments, are recorded in other assets.  Derivative contracts with negative net fair values, inclusive of net accrued interest payments or receipts, are recorded in other liabilities.  The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative.  This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves.  The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.

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

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Although the Company has determined the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparty.  However, as of December 31, 2011, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivative financial instruments.  As a result, the Company has determined each of its derivative valuations in its entirety is classified in Level 2 of the fair value hierarchy.

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

Unsecured Term Loan, Unsecured Revolving Credit Facility, Secured Agency Facility and Construction Loans: the fair value of the Company’s unsecured term loan, secured agency facility and construction loans approximate carrying values due to the variable interest rate feature of these instruments.

Mortgage Loans Payable: the fair value of mortgage loans payable is based on the present value of the cash flows at current market interest rates through maturity.

Bonds Payable: the fair value of bonds payable is based on market quotes for bonds outstanding.

The table below contains the estimated fair value and related carrying amounts for the Company’s mortgage loans and bonds payable as of December 31, 2011 and December 31, 2010:

	December 31, 2011		December 31, 2010
	Fair Value	Carrying Amount	Fair Value	Carrying Amount
Mortgage loans	$840,985	$781,960	$1,032,742	$994,728
Bonds payable	53,711	47,220	49,489	49,375

16.   Lease Commitments

The Company as lessee has entered into ground/facility lease agreements with university systems and other third parties for the purpose of financing, constructing and operating student housing properties.  Under the terms of the ground/facility leases, the lessor typically receives annual minimum rent during the earlier years and variable rent based upon the operating performance of the property during the latter years.  The Company recognizes rent expense under the straight-line method over the term of the lease and any difference between the straight-line rent amount and amount payable under the lease terms is recorded as prepaid or deferred rent.  As of December 31, 2011 and 2010, prepaid rent totaled approximately $1.1 million and $0.7 million, respectively.

A summary of the Company’s ground/facility lease agreements and related rent expense and/or capitalized rent for the year ended December 31, 2011 is summarized below:

Property	Primary University Served	Lease Commencement Date	Lease Term	Extension Option	2011 Rent Expense	2011 Rent Capitalized
Barrett Honors College (ACE)	Arizona State University	October 2007	65 years	2, 10 year options	$103	$-
Vista del Sol (ACE)	Arizona State University	December 2006	65 years	2, 10 year options	1,081	-
University Centre	Rutgers University	August 2005	95 years	none	331	-
University Village- Temple	Temple University	October 2003	75 years	4, 6 year options	191	-
Lobo Village (ACE) (1)	University of New Mexico	May 2010	40 years	3, 10 year options	142	198
Univ. Village Northwest (ACE) (1)	Prairie View A&M University	March 2011	30 years	none	4	4
Hilltop Townhomes (ACE) (2)	Northern Arizona University	May 2011	40 years	4, 10 year options	-	209
The Suites (ACE) (2)	Northern Arizona University	May 2011	40 years	4, 10 year options	-	151
Casas del Rio (ACE) (2)	University of New Mexico	May 2011	40 years	3, 10 year options	-	288
University Pointe at College Station (ACE) (3)	Portland State University	December 2010	65 years	2, 10 year options	-	292
Callaway House at Austin (4)	University of Texas at Austin	February 2011	99 years	2, 30 year options	-	206
Total					$1,852	$1,348

(1)	Straight-lined rental amounts were capitalized during the construction period and expensed upon the commencement of operations in August 2011.

(2)	Scheduled to open for occupancy in August 2012.

(3)	Scheduled to open for occupancy in September 2012.

(4)	Scheduled to open for occupancy in August 2013.

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

The Company also has various operating and capital leases for furniture, office and technology equipment, which expire through 2016.  Rental expense under the operating lease agreements approximated $3.2 million, $2.4 million and $2.2 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Wholly-owned properties, net at December 31, 2011 included approximately $1.5 million related to capital leases of furniture, net of approximately $1.2 million of accumulated amortization.

Future minimum commitments over the life of all leases subsequent to December 31, 2011, are as follows:

	Operating	Capital
2012	$4,552	$461
2013	4,088	-
2014	4,011	-
2015	3,948	-
2016	3,875	-
Thereafter	128,583	-
Total minimum lease payments	149,057	461
Amount representing interest	-	(11)
Balance of minimum lease payments	$149,057	$450

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

In the normal course of business, the Company enters into various development-related purchase commitments with parties that provide development-related goods and services.  In the event that the Company was to terminate development services prior to the completion of projects under construction, the Company could potentially be committed to satisfy outstanding purchase orders with such parties.  At December 31, 2011, management did not anticipate any material deviations from schedule or budget related to third-party development projects currently in progress.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Guaranty of Joint Venture Mortgage Debt: The Company’s joint venture with Fidelity (see Note 10) is funded in part with secured third party debt in the amount of $18.2 million.  The Operating Partnership serves as non-recourse, carve-out guarantor of this debt, which means the Operating Partnership is liable to the lender for any loss, damage, cost, expense, liability, claim or other obligation incurred by the lender arising out of or in connection with certain non-recourse exceptions in connection with the debt.  Pursuant to the limited liability company agreement, the joint venture agreed to indemnify, defend and hold harmless the Operating Partnership with respect to such obligations, except to the extent such obligations were caused by the willful misconduct, gross negligence, fraud or bad faith of the Operating Partnership or its employees, agents or affiliates.  Therefore, the Operating Partnership’s exposure under the guarantee for obligations not caused by the willful misconduct, gross negligence, fraud or bad faith of the Operating Partnership or its employees, agents or affiliates is not expected to exceed the Company’s 10% proportionate interest in the related mortgage debt.
The Company has estimated the fair value of guarantees entered into to be immaterial.  The Company’s estimated maximum exposure amount under the above guarantees is approximately $28.6 million.

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

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2011	2010	2009
Wholly-Owned Properties
Rental revenues	$350,314	$287,329	$253,536
Interest and other income	68	42	40
Total revenues from external customers	350,382	287,371	253,576
Operating expenses before depreciation, amortization, ground/facility lease, and allocation of corporate overhead	(166,198)	(135,537)	(123,075)
Ground/facility leases	(1,329)	(1,103)	(1,021)
Interest expense	(36,525)	(46,605)	(49,468)
Operating income before depreciation, amortization and allocation of corporate overhead	$146,330	$104,126	$80,012
Depreciation and amortization	$81,338	$67,040	$64,326
Capital expenditures	$225,852	$75,249	$117,990
Total segment assets at December 31,	$2,843,749	$2,522,690	$2,093,638
On-Campus Participating Properties
Rental revenues	$25,252	$23,975	$22,727
Interest and other income	15	18	42
Total revenues from external customers	25,267	23,993	22,769
Operating expenses before depreciation, amortization, ground/facility lease, and allocation of corporate overhead	(9,437)	(9,811)	(9,650)
Ground/facility lease	(2,279)	(1,841)	(1,086)
Interest expense	(5,840)	(6,006)	(6,183)
Operating income before depreciation, amortization and allocation of corporate overhead	$7,711	$6,335	$5,850
Depreciation and amortization	$4,468	$4,345	$4,350
Capital expenditures	$1,832	$1,141	$739
Total segment assets at December 31,	$73,109	$75,948	$78,718
Development Services
Development and construction management fees	$7,497	$9,302	$5,015
Operating expenses	(9,820)	(9,367)	(8,590)
Operating loss before depreciation, amortization and allocation of corporate overhead	$(2,323)	$(65)	$(3,575)
Total segment assets at December 31,	$14,159	$4,757	$4,338
Property Management Services
Property management fees from external customers	$7,254	$8,670	$8,795
Intersegment revenues	13,867	11,558	10,730
Total revenues	21,121	20,228	19,525
Operating expenses	(9,532)	(7,842)	(7,406)
Operating income before depreciation, amortization and allocation of corporate overhead	$11,589	$12,386	$12,119
Total segment assets at December 31,	$4,535	$4,513	$4,545
Reconciliations
Total segment revenues	$404,267	$340,894	$300,885
Unallocated interest income earned on corporate cash	501	127	36
Elimination of intersegment revenues	(13,867)	(11,558)	(10,730)
Total consolidated revenues, including interest income	$390,901	$329,463	$290,191
Segment operating income before depreciation, amortization and allocation of corporate overhead	$163,307	$122,782	$94,406
Depreciation and amortization	(92,089)	(77,561)	(73,280)
Net unallocated expenses relating to corporate overhead	(28,075)	(26,090)	(18,725)
Loss from unconsolidated joint ventures	(641)	(2,023)	(2,073)
Gain on fair value remeasurements of equity method investments	-	4,098	-
Other nonoperating income	-	1,596	402
Income tax provision	(433)	(570)	(540)
Income from continuing operations	$42,069	$22,232	$190

Total segment assets	$2,935,552	$2,607,908	$2,181,239
Unallocated corporate assets	73,030	85,576	53,742
Total assets at December 31,	$3,008,582	$2,693,484	$2,234,981

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.  Quarterly Financial Information (Unaudited)

The information presented below represents the quarterly consolidated financial results of the Company for the years ended December 31, 2011 and 2010.  The results below might differ from previously disclosed quarterly results due to certain reclassifications associated with discontinued operations during the periods presented.

	2011
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Total revenues	$99,267	$89,092	$96,108	$105,850	$390,317
Net income attributable to common shareholders	$17,413	$21,740	$1,641	$15,835	$56,629
Net income attributable to common shareholders per share - basic	$0.26	$0.31	$0.02	$0.22	$0.81	(1)
Net income attributable to common shareholders per share - diluted	$0.25	$0.31	$0.02	$0.22	$0.80	(1)

	2010
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Total revenues	$77,698	$72,865	$84,589	$94,124	$329,276
Net (loss) income attributable to common shareholders	$(2,189)	$768	$3,905	$13,726	$16,210
Net (loss) income attributable to common shareholders per share - basic	$(0.05)	$0.01	$0.06	$0.20	$0.27	(1)
Net (loss) income attributable to common shareholders per share - diluted	$(0.05)	$0.01	$0.06	$0.20	$0.26	(1)

(1)
Net income (loss) per share is computed independently for each of the quarters presented.  Therefore, the sum of quarterly net income (loss) per share amounts may not equal the total computed for the year.

20.  Subsequent Events

Credit Facility:  On January 10, 2012, the Company entered into a First Amendment to Third Amended and Restated Credit Agreement (the “First Amendment”).  Pursuant to the First Amendment, the Company’s $200 million unsecured term loan was increased in size to $350 million, such that, when combined with the Company’s $450 million unsecured revolving credit facility, the Company has an aggregate Credit Facility of $800 million, which may be expanded by up to an additional $100 million upon the satisfaction of certain conditions.  The Company used the proceeds from the expanded term loan to repay outstanding amounts on the revolving credit facility.

In addition, the maturity date of the term loan was extended from May 20, 2015 to January 10, 2017 and the maturity date of the revolving credit facility was extended to January 10, 2016, and can be extended for an additional 12 months to January 10, 2017, subject to the satisfaction of certain conditions.  The First Amendment provides for the interest rate on each loan at a variable rate, at the Company’s option, based upon a base rate or one-, two-, three- or six-month LIBOR, plus, in each case, a spread based upon the Company’s investment grade rating from either Moody’s Investor Services, Inc. or Standard & Poor’s Rating Group, which are more favorable than those contained in the prior facility discussed in Note 11.

Interest Rate Swaps:  On February 2, 2012, the Company entered into multiple interest rate swap agreements totaling $350 million to hedge the Company’s exposure to fluctuations in interest payments on its LIBOR-based unsecured term loan.  The swaps are effective February 2, 2012 through January 2, 2017.  Under the terms of the interest rate swap agreements, the Company will pay an average fixed rate of 0.8792% plus a spread based upon the Company’s credit rating and receives a floating rate of LIBOR.  The counter-parties to the swaps are major financial institutions.

2011 ATM Equity Program:  Subsequent to December 31, 2011, the Company sold approximately 1.8 million shares under the 2011 ATM Equity Program for net proceeds of approximately $73.9 million after payment of approximately $1.1 million of commissions paid to sales agents.

Property Acquisition:  In January 2012, the Company acquired the remaining 90% ownership interest in University Heights, a former Fidelity joint venture asset, for a purchase price of $14.5 million.  The 636-bed off-campus community serves students attending the University of Tennessee in Knoxville.  The Company did not assume any property-level debt as part of this transaction.

Distributions:  On January 27, 2012, the Company declared a fourth quarter 2011 distribution per share of $0.3375 which was paid on February 24, 2012 to all common stockholders of record as of February 13, 2012.  At the same time, the Operating Partnership paid an equivalent amount per unit to holders of Common Units, as well as the quarterly cumulative preferential distribution to holders of Series A Preferred Units (see Note 9).

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21. Schedule of Real Estate and Accumulated Depreciation

			Initial Cost		Basis Step-Up			Total Costs
	Units	Beds	Land	Buildings and Improvements and Furniture, Fixtures and Equipment	Land	Buildings and Improvements and Furniture, Fixtures and Equipment	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Improvements and Furniture, Fixtures and Equipment	Total (1)	Accumulated Depreciation (2)	Encumbrances (3)	Year Built
Wholly-Owned Properties
The Village at Blacksburg	288	1,056	$ 3,826	$ 22,155	$ -	$ -	$ 4,545	$ 3,826	$ 26,700	$ 30,526	$ 9,099	$ -	1990/1998

The Callaway House	173	538	5,081	20,499	-	-	2,104	5,081	22,603	27,684	7,676	-	1999

The Village at Alafaya Club	228	839	3,788	21,851	-	-	2,026	3,788	23,877	27,665	7,834	-	1999

The Village at Science Drive	192	732	4,673	19,021	-	-	1,374	4,673	20,395	25,068	5,859	-	2000

University Village at Boulder Creek	82	309	939	14,887	96	1,506	1,005	1,035	17,398	18,433	5,022	14,608	2002

University Village- Fresno	105	406	900	15,070	29	483	406	929	15,959	16,888	4,048	-	2004

University Village- Temple	220	749	-	38,739	-	2,380	771	-	41,890	41,890	9,407	-	2004

University Village at Sweet Home	269	828	2,473	34,626	-	-	730	2,473	35,356	37,829	7,635	-	2005

University Club Townhomes (4)	216	736	4,665	23,103	-	-	3,471	4,665	26,574	31,239	7,264	3,903	2000/2002

College Club Townhomes (5)	136	544	2,099	16,049	-	-	2,133	2,099	18,182	20,281	4,837	-	2001/2004

University Club Apartments	94	376	1,416	11,848	-	-	1,121	1,416	12,969	14,385	2,660	-	1999

The Estates	396	1,044	4,254	43,164	-	-	2,292	4,254	45,456	49,710	9,387	34,855	2002

CityParc at Fry Street	136	418	1,902	17,678	-	-	1,041	1,902	18,719	20,621	4,176	10,560	2004

Entrada Real	98	363	1,475	15,859	-	-	633	1,475	16,492	17,967	2,881	8,767	2000

University Village- Tallahassee (6)	217	716	4,322	26,225	-	-	2,146	4,322	28,371	32,693	5,131	-	1990/91/92

Royal Village Gainesville	118	448	2,484	15,153	-	-	1,157	2,484	16,310	18,794	3,065	-	1996

Northgate Lakes	194	710	4,807	27,284	-	-	1,556	4,807	28,840	33,647	5,145	-	1998

Royal Lexington	94	364	2,848	12,783	-	-	1,717	2,848	14,500	17,348	2,646	-	1994

The Woods at Greenland	78	276	1,050	7,286	-	-	699	1,050	7,985	9,035	1,544	5,573	2001

Raiders Crossing	96	276	1,089	8,404	-	-	681	1,089	9,085	10,174	1,733	6,015	2002

Raiders Pass	264	828	3,877	32,445	-	-	1,480	3,877	33,925	37,802	6,063	17,735	2002

Aggie Station	156	450	1,634	18,821	-	-	776	1,634	19,597	21,231	3,391	10,590	2002

The Outpost- San Marcos	162	486	1,987	18,973	-	-	681	1,987	19,654	21,641	3,355	12,544	2004

The Outpost- San Antonio	276	828	3,262	36,252	-	-	750	3,262	37,002	40,264	6,181	22,072	2005

Callaway Villas	236	704	3,903	32,286	-	-	455	3,903	32,741	36,644	5,904	-	2006

The Village on Sixth Avenue	248	752	2,763	22,480	-	-	2,320	2,763	24,800	27,563	4,149	16,185	2000/2006

Newtown Crossing	356	942	7,004	53,597	-	-	944	7,004	54,541	61,545	8,591	30,091	2005/2007

Olde Town University Square	224	550	2,277	24,614	-	-	865	2,277	25,479	27,756	4,384	19,481	2005

Peninsular Place	183	478	2,306	16,559	-	-	486	2,306	17,045	19,351	3,118	16,006	2005

University Centre	234	838	-	77,378	-	-	2,817	-	80,195	80,195	10,666	-	2007

Sunnyside Commons	68	161	6,933	768	-	-	241	6,933	1,009	7,942	145	-	1925/2001

Pirates Place Townhomes	144	528	1,159	9,652	-	-	1,583	1,159	11,235	12,394	1,494	5,901	1996

The Highlands	216	732	4,821	24,822	-	-	1,318	4,821	26,140	30,961	3,186	-	2004

The Summit and Jacob Heights (7)	258	930	2,318	36,464	-	-	756	2,318	37,220	39,538	3,953	30,623	2003/04/06

GrandMarc- Seven Corners	186	440	4,491	28,807	-	-	1,166	4,491	29,973	34,464	3,179	17,410	2000

University Village- Sacramento	250	394	7,275	12,639	-	-	1,584	7,275	14,223	21,498	1,740	14,740	1979

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

			Initial Cost		Basis Step-Up			Total Costs
	Units	Beds	Land	Buildings and Improvements and Furniture, Fixtures and Equipment	Land	Buildings and Improvements and Furniture, Fixtures and Equipment	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Improvements and Furniture, Fixtures and Equipment	Total (1)	Accumulated Depreciation (2)	Encumbrances (3)	Year Built

Aztec Corner	180	606	$ 17,460	$ 32,209	$ -	$ -	$ 477	$ 17,460	$ 32,686	$ 50,146	$ 3,389	$ 28,494	1995

University Crossings	260	1,016	20,622	47,830	-	-	6,212	20,622	54,042	74,664	5,434	39,716	1926/2003

Campus Corner	254	796	1,591	20,928	-	-	997	1,591	21,925	23,516	2,582	22,266	1997

The Tower at 3rd	188	375	1,145	19,128	-	-	8,777	1,145	27,905	29,050	2,906	14,491	1973

University Mills	121	481	524	12,334	-	-	744	524	13,078	13,602	1,617	8,463	2002

Pirates Cove	264	1,056	2,173	26,704	-	-	2,586	2,173	29,290	31,463	4,162	-	2000

University Manor	168	600	1,387	14,889	-	-	1,816	1,387	16,705	18,092	2,309	13,699	2002

Brookstone Village	124	238	1,203	7,024	-	-	1,042	1,203	8,066	9,269	954	4,141	1993

Campus Walk- Wilmington	289	290	2,794	11,718	-	-	938	2,794	12,656	15,450	1,325	6,700	1989

University Pines	144	552	1,707	17,527	-	-	949	1,707	18,476	20,183	2,085	10,689	2001

Lakeside Apartments	244	776	2,347	22,999	-	-	2,069	2,347	25,068	27,415	3,212	14,100	1991

The Club	120	480	1,164	11,979	-	-	1,664	1,164	13,643	14,807	1,934	-	1989

The Edge- Orlando	306	930	6,053	37,802	-	-	2,029	6,053	39,831	45,884	4,526	-	1999

University Place	144	528	2,794	15,639	-	-	800	2,794	16,439	19,233	1,926	-	2003

Southview Apartments	240	960	3,492	41,760	-	-	3,521	3,492	45,281	48,773	5,863	18,918	1998

Stone Gate Apartments	168	672	2,929	28,164	-	-	1,835	2,929	29,999	32,928	3,525	14,264	2000

The Commons	132	528	2,173	17,786	-	-	1,571	2,173	19,357	21,530	2,417	5,064	1991

University Gables	168	648	1,309	13,148	-	-	1,999	1,309	15,147	16,456	2,269	13,487	2001

Campus Ridge	132	528	960	12,831	-	-	612	960	13,443	14,403	1,607	-	2003

The Enclave	120	480	582	9,205	-	-	1,007	582	10,212	10,794	1,334	9,396	2002

Hawks Landing	122	484	1,445	13,735	-	-	2,720	1,445	16,455	17,900	2,310	15,600	1994

Willowtree Apts. and Towers (8)	473	851	9,807	21,880	-	-	1,033	9,807	22,913	32,720	2,678	-	1968/1974

Abbott Place	222	654	1,833	18,313	-	-	2,036	1,833	20,349	22,182	2,785	17,850	1999

The Centre	232	700	1,804	19,395	-	-	1,165	1,804	20,560	22,364	2,603	19,875	2004

University Meadows	184	616	1,426	14,870	-	-	1,436	1,426	16,306	17,732	2,061	9,633	2001

Campus Way	194	680	1,581	21,845	-	-	1,851	1,581	23,696	25,277	2,977	15,375	1993

University Pointe	204	682	989	27,576	-	-	893	989	28,469	29,458	3,155	21,300	2004

University Trails	240	684	1,183	25,173	-	-	1,060	1,183	26,233	27,416	3,022	-	2003

Vista del Sol (ACE)	613	1,866	-	135,939	-	-	1,246	-	137,185	137,185	14,314	-	2008

Villas at Chestnut Ridge	196	552	2,756	33,510	-	-	200	2,756	33,710	36,466	3,589	-	2008

Barrett Honors College (ACE)	604	1,721	-	131,302	-	-	297	-	131,599	131,599	9,225	-	2009

Campus Trails	156	480	1,358	11,291	-	-	3,048	1,358	14,339	15,697	1,545	7,486	1991

Lions Crossing	204	696	4,453	32,824	-	-	581	4,453	33,405	37,858	1,283	-	1996

Nittany Crossing	204	684	4,337	31,920	-	-	521	4,337	32,441	36,778	1,237	-	1996

State College Park	196	752	4,612	34,027	-	-	1,215	4,612	35,242	39,854	1,386	-	1991

The View	157	590	1,499	11,004	-	-	687	1,499	11,691	13,190	485	-	2003

Chapel Ridge	180	544	4,244	30,792	-	-	324	4,244	31,116	35,360	1,154	16,180	2003

Chapel View	224	358	2,161	16,062	-	-	241	2,161	16,303	18,464	622	9,690	1986

University Oaks	181	662	2,150	17,369	-	-	302	2,150	17,671	19,821	751	22,150	2004

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

			Initial Cost		Basis Step-Up			Total Costs
	Units	Beds	Land	Buildings and Improvements and Furniture, Fixtures and Equipment	Land	Buildings and Improvements and Furniture, Fixtures and Equipment	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Improvements and Furniture, Fixtures and Equipment	Total (1)	Accumulated Depreciation (2)	Encumbrances (3)	Year Built

Blanton Common	276	860	$ 3,788	$ 29,662	$ -	$ -	$ 474	$ 3,788	$ 30,136	$ 33,924	$ 1,179	$ 29,000	2005/2007

University Heights	176	528	1,387	8,236	-	-	786	1,387	9,022	10,409	626	-	2001

Burbank Commons	134	532	2,512	20,063	-	-	611	2,512	20,674	23,186	857	14,888	1995
					-	-
University Crescent	192	612	3,548	28,403	-	-	471	3,548	28,874	32,422	1,183	24,150	1999
					-	-
University Greens	156	516	1,117	9,244	-	-	494	1,117	9,738	10,855	440	-	2000
					-	-
The Edge- Charlotte	180	720	3,076	22,841	-	-	444	3,076	23,285	26,361	841	-	1999
					-	-
University Walk	120	480	2,016	14,599	-	-	1,133	2,016	15,732	17,748	574	-	2002
					-	-
Uptown Apartments	180	528	3,031	21,685	-	-	342	3,031	22,027	25,058	709	-	2004
					-	-
Sanctuary Lofts	201	487	2,960	18,180	-	-	2,463	2,960	20,643	23,603	1,041	-	2006
					-	-
2nd Avenue Centre	274	868	4,434	27,236	-	-	1,202	4,434	28,438	32,872	932	-	2008
					-	-
Villas at Babcock	204	792	4,642	30,901	-	-	21	4,642	30,922	35,564	609	-	2011
					-	-
Lobo Village (ACE)	216	864	-	42,490	-	-	26	-	42,516	42,516	569	-	2011
					-	-
Villas on Sycamore	170	680	3,000	24,640	-	-	26	3,000	24,666	27,666	511	-	2011
					-	-
University Village Northwest (ACE)	36	144	-	4,228	-	-	3	-	4,231	4,231	66	-	2011
					-	-
University Shoppes – Orlando (9)	-	-	25,668	1,400	-	-	-	25,668	1,400	27,068	389	-	1976/1987
					-	-
Eagles Trail	216	792	608	19,061	-	-	713	608	19,774	20,382	145	-	2007
					-	-
Studio Green	370	684	6,366	434	-	-	4	6,366	438	6,804	174	-	1963/1968
					-	-
26 West	367	1,026	21,396	63,994	-	-	1	21,396	63,995	85,391	137	-	2008
					-	-
The Varsity	258	901	11,605	108,529	-	-	-	11,605	108,529	120,134	122	-	2011
					-	-
University Pointe at College Station (ACE) (10)	282	978	-	51,617	-	-	-	-	51,617	51,617	-	19,269	2012
					-	-
Casas del Rio (ACE) (10)	283	1,028	-	9,893	-	-	-	-	9,893	9,893	-	-	2012
					-	-
The Suites (ACE) (10)	275	550	-	10,353	-	-	-	-	10,353	10,353	-	2,400	2012
					-	-
Hilltop Townhomes (ACE) (10)	144	576	-	12,789	-	-	-	-	12,789	12,789	-	2,761	2012
					-	-
U Club on Frey (10)	114	456	3,300	8,841	-	-	-	3,300	8,841	12,141	-	-	2012
					-	-
Campus Edge on UTA Boulevard (10)	128	488	2,661	7,057	-	-	-	2,661	7,057	9,718	-	-	2012
					-	-
U Club Townhomes on Marion Pugh (10)	160	640	6,722	16,578	-	-	-	6,722	16,578	23,300	-	-	2012
					-	-
Villas on Rensch (10)	153	610	10,231	14,359	-	-	-	10,231	14,359	24,590	-	-	2012
					-	-
The Village at Overton Park (10)	163	612	5,262	11,914	-	-	-	5,262	11,914	17,176	-	-	2012
					-	-
Casa de Oro (ACE) (10)	109	365	-	2,504	-	-	-	-	2,504	2,504	-	-	2012
					-	-
The Villas at Vista del Sol (ACE) (10)	104	400	-	5,308	-	-	-	-	5,308	5,308	-	-	2012
					-	-
University Edge (10) (11)	201	608	4,801	5,395	-	-	-	4,801	5,395	10,196	-	4,920	2012

Subtotal (12)	21,285	67,890	$ 366,279	$ 2,581,106	$ 125	$ 4,369	$ 121,545	$ 366,404	$ 2,707,020	$ 3,073,424	$ 300,210	$ 774,074

On-Campus Participating Properties
University Village - PVAMU	612	1,920	$ -	$ 36,506	$ -	$ -	$ 3,749	$ -	$ 40,255	$ 40,255	$ 22,168	$ 23,999	1996/97/98

University College - PVAMU	756	1,470	-	22,650	-	-	2,492	-	25,142	25,142	11,374	19,550	2000/2003

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

			Initial Cost		Basis Step-Up			Total Costs
	Units	Beds	Land	Buildings and Improvements and Furniture, Fixtures and Equipment	Land	Buildings and Improvements and Furniture, Fixtures and Equipment	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Improvements and Furniture, Fixtures and Equipment	Total (1)	Accumulated Depreciation (2)	Encumbrances (3)	Year Built

University Village - TAMIU	84	250	$ -	$ 5,844	$ -	$ -	$ 723	$ -	$ 6,567	$ 6,567	$ 3,519	$ 3,671	1997

Cullen Oaks Phase I and II	411	879	-	33,910	-	-	1,824	-	35,734	35,734	10,787	32,097	2001/2005

Subtotal	1,863	4,519	-	98,910	-	-	8,788	-	107,698	107,698	47,848	79,317

Undeveloped land parcels	-	-	15,843	-	-	-	-	15,843	-	15,843	-	-

Total	23,148	72,409	$ 382,122	$ 2,680,016	$ 125	$ 4,369	$ 130,333	$ 382,247	$ 2,814,718	$ 3,196,965	$ 348,058	$ 853,391

(1)	Total aggregate costs for Federal income tax purposes is approximately $3,247.9 million.
(2)	The depreciable lives for buildings and improvements and furniture, fixtures and equipment range from three to forty years.
(3)	Total encumbrances exclude net unamortized debt premiums of approximately $10.3 million and net unamortized debt discounts of approximately $5.2 million as of December 31, 2011.
(4)
For property portfolio count purposes (as described in Note 1) University Club Townhomes includes two properties: University Club Tallahassee and The Grove at University Club.  For lease administration purposes these two properties are reported combined.

(5)
For property portfolio count purposes (as described in Note 1) College Club Townhomes includes two properties: College Club Tallahassee and The Greens at College Club.  For lease administration purposes these two properties are reported combined.

(6)
For property portfolio count purposes (as described in Note 1) University Village - Tallahassee includes three properties: Royal Oaks, Royal Pavilion and Royal Village Tallahassee.  For lease administration purposes these three properties are reported combined.

(7)
For property portfolio count purposes (as described in Note 1) The Summit and Jacob Heights includes three properties: Jacob Heights I, Jacob Heights III and The Summit.  For lease administration purposes these three properties are reported combined.

(8)
For property portfolio count purposes (as described in Note 1) Willowtree Apartments and Towers includes two properties: Willowtree Apartments and Willowtree Towers.  For lease administration purposes these two properties are reported combined.

(9)	This property is a retail shopping center and does not currently have units or beds. The Company plans to develop the site into a mixed-use community including both student housing and retail.
(10)	Initial costs represent construction costs associated with the development of this property. Year built represents the scheduled completion date.
(11)
This property is not included in the property portfolio count (as described in Note 1) because the Company does not currently own the property but the Company was determined to be the primary beneficiary of the VIE that owns University Edge and therefore consolidates the assets and liabilities of the property.

(12)	Amounts include Pirates Cove, which is classified as wholly-owned property held for sale in the accompanying consolidated balance sheets as of December 31, 2011.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The changes in the Company’s investments in real estate and related accumulated depreciation for each of the years ended December 31, 2011, 2010 and 2009 are as follows:

	For the Year Ended December 31,
	2011			2010		2009
	Wholly- Owned (1)		On-Campus (2)	Wholly- Owned (1)	On-Campus (2)	Wholly- Owned (1)	On-Campus (2)

Investments in Real Estate:
Balance, beginning of year	$2,674,204		$105,865	$2,188,790	$104,724	$2,100,185	$103,985
Acquisition of land for development	13,059		-	16,050	-	9,390	-
Acquisition of properties	259,061		-	425,472	-	-	-
Improvements and development expenditures	229,191		1,833	82,008	1,141	107,647	739
Provision for asset impairment	(559)		-	(4,036)	-	-	-
Disposition of properties	(85,689)		-	(34,080)	-	(28,432)	-
Balance, end of year	$3,089,267	(3)	$107,698	$2,674,204	$105,865	$2,188,790	$104,724

Accumulated Depreciation:
Balance, beginning of year	$(240,360)		$(43,379)	$(173,820)	$(39,034)	$(113,352)	$(34,683)
Depreciation for the year	(79,096)		(4,469)	(68,719)	(4,345)	(61,765)	(4,351)
Disposition of properties	19,246		-	2,179	-	1,297	-
Balance, end of year	$(300,210	) (3)	$(47,848)	$(240,360)	$(43,379)	$(173,820)	$(39,034)

(1)	Includes owned off-campus properties and owned on-campus properties.
(2)	Includes on-campus participating properties.
(3)
The investments in real estate and accumulated depreciation balances above include Pirates Cove which is classified as wholly-owned property held for sale in the accompanying consolidated balance sheets as of December 31, 2011.