Form 10-Q
period 2012-03-31
AMERICAN CAMPUS COMMUNITIES INC; American Campus Communities Operating Partnership LP
filed 2012-05-10
CIK 1283630, 1357369

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012.

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period From ______________________  to _________________________

Commission file number 001-32265 (American Campus Communities, Inc.)
Commission file number 333-181102-01 (American Campus Communities Operating Partnership, L.P.)

AMERICAN CAMPUS COMMUNITIES, INC.
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P.
(Exact name of registrant as specified in its charter)

Maryland (American Campus Communities, Inc.) Maryland (American Campus Communities Operating Partnership, L.P.)	76-0753089 (American Campus Communities, Inc.) 56-2473181 (American Campus Communities Operating Partnership, L.P.)
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

12700 Hill Country Blvd., Suite T-200 Austin, TX (Address of Principal Executive Offices)	78738 (Zip Code)

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
American Campus Communities, Inc.                                                                            Yes ☒ No ☐
American Campus Communities Operating Partnership, L.P.                                    Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
American Campus Communities, Inc.                                                                            Yes ☒ No ☐
American Campus Communities Operating Partnership, L.P.                                    Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
American Campus Communities, Inc.
Large accelerated filer ☒	Accelerated Filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

American Campus Communities Operating Partnership, L.P.
Large accelerated filer ☐	Accelerated Filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
American Campus Communities, Inc.                                                                            Yes ☐ No ☒
American Campus Communities Operating Partnership, L.P                                     Yes ☐ No ☒

There were 74,700,197 shares of the American Campus Communities, Inc.’s common stock with a par value of $0.01 per share outstanding as of the close of business on April 27, 2012.

EXPLANATORY NOTE

This report combines the reports on Form 10-Q for the quarterly period ended March 31, 2012 of American Campus Communities, Inc. and American Campus Communities Operating Partnership, L.P..  Unless stated otherwise or the context otherwise requires, references to “ACC” mean American Campus Communities, Inc. a Maryland real estate investment trust (“REIT”), and references to “ACCOP” mean American Campus Communities Operating Partnership, L.P., a Maryland limited partnership.  References to the “Company,” “we,” “us” or “our” mean collectively ACC, ACCOP and those entities/subsidiaries owned or controlled by ACC and/or ACCOP.  References to the “Operating Partnership” mean collectively ACCOP and those entities/subsidiaries owned or controlled by ACCOP. The following chart illustrates the Company’s and the Operating Partnership’s corporate structure:

The general partner of ACCOP is American Campus Communities Holdings, LLC (“ACC Holdings”), an entity that is wholly-owned by ACC. As of March 31, 2012, ACC Holdings held an ownership interest in ACCOP of less than 1%. The limited partners of ACCOP are ACC and other limited partners consisting of current and former members of management and nonaffiliated third parties.  As of March 31, 2012, ACC owned an approximate 98.7% limited partnership interest in ACCOP.  As the sole member of the general partner of ACCOP, ACC has exclusive control of ACCOP’s day-to-day management.  Management operates the Company and the Operating Partnership as one business. The management of ACC consists of the same members as the management of ACCOP. The Company is structured as an umbrella partnership REIT (“UPREIT”) and ACC contributes all net proceeds from its various equity offerings to the Operating Partnership. In return for those contributions, ACC receives a number of units of the Operating Partnership (“OP Units,” see definition below) equal to the number of common shares it has issued in the equity offering. Contributions of properties to the Company can be structured as tax-deferred transactions through the issuance of OP Units in the Operating Partnership. Based on the terms of ACCOP’s partnership agreement, OP Units can be exchanged for ACC’s common shares on a one-for-one basis. The Company maintains a one-for-one relationship between the OP Units of the Operating Partnership issued to ACC and ACC Holdings and the common shares issued to the public. The Company believes that combining the reports on Form 10-Q of ACC and ACCOP into this single report provides the following benefits:

●	enhances investors’ understanding of the Company and the Operating Partnership by enabling investors to view the business as a whole in the same manner as management views and operates the business;
●	eliminates duplicative disclosure and provides a more streamlined and readable presentation since a substantial portion of the disclosure applies to both the Company and the Operating Partnership; and
●	creates time and cost efficiencies through the preparation of one combined report instead of two separate reports.

ACC consolidates ACCOP for financial reporting purposes, and ACC essentially has no assets or liabilities other than its investment in ACCOP. Therefore, the assets and liabilities of the Company and the Operating Partnership are the same on their respective financial statements. However, the Company believes it is important to understand the few differences between the Company and the Operating Partnership in the context of how the entities operate as a consolidated company. All of the Company’s property ownership, development and related business operations are conducted through the Operating Partnership. ACC also issues public equity from time to time and guarantees certain debt of ACCOP, as disclosed in this report. ACC does not have any indebtedness, as all debt is incurred by the Operating Partnership. The Operating Partnership holds substantially all of the assets of the Company, including the Company’s ownership interests in its joint ventures. The Operating Partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity.  Except for the net proceeds from ACC’s equity offerings, which are contributed to the capital of ACCOP in exchange for OP Units on a one-for-one common share per OP Unit basis, the Operating Partnership generates all remaining capital required by the Company’s business. These sources include, but are not limited to, the Operating Partnership’s working capital, net cash provided by operating activities, borrowings under its credit facility, and proceeds received from the disposition of certain properties.  Noncontrolling interests, stockholders’ equity, and partners’ capital are the main areas of difference between the consolidated financial statements of the Company and those of the Operating Partnership. The noncontrolling interests in the Operating Partnership’s financial statements consist of the interests of unaffiliated partners in various consolidated joint ventures. The noncontrolling interests in the Company’s financial statements include the same noncontrolling interests at the Operating Partnership level and OP Unit holders of the Operating Partnership. The differences between stockholders’ equity and partners’ capital result from differences in the equity issued at the Company and Operating Partnership levels.

To help investors understand the significant differences between the Company and the Operating Partnership, this report provides separate consolidated financial statements for the Company and the Operating Partnership. A single set of consolidated notes to such financial statements is presented that includes separate discussions for the Company and the Operating Partnership when applicable (for example, noncontrolling interests, stockholders’ equity or partners’ capital, earnings per share or unit, etc.).  A combined Management’s Discussion and Analysis of Financial Condition and Results of Operations section is also included that presents discrete information related to each entity, as applicable. This report also includes separate Part I, Item 4 Controls and Procedures sections and separate Exhibits 31 and 32 certifications for each of the Company and the Operating Partnership in order to establish that the requisite certifications have been made and that the Company and the Operating Partnership are compliant with Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934 and 18 U.S.C. §1350.

In order to highlight the differences between the Company and the Operating Partnership, the separate sections in this report for the Company and the Operating Partnership specifically refer to the Company and the Operating Partnership. In the sections that combine disclosure of the Company and the Operating Partnership, this report refers to actions or holdings as being actions or holdings of the Company. Although the Operating Partnership is generally the entity that directly or indirectly enters into contracts and joint ventures and holds assets and debt, reference to the Company is appropriate because the Company operates its business through the Operating Partnership. The separate discussions of the Company and the Operating Partnership in this report should be read in conjunction with each other to understand the results of the Company on a consolidated basis and how management operates the Company.

FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2012

TABLE OF CONTENTS

		PAGE NO.

PART I.

Item 1.	Consolidated Financial Statements of American Campus Communities, Inc. and Subsidiaries:

	Consolidated Balance Sheets as of March 31, 2012 (unaudited) and December 31, 2011	1

	Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011 (all unaudited)	2

	Consolidated Statement of Changes in Equity for the three months ended March 31, 2012 (unaudited)	3

	Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011 (all unaudited)	4

	Consolidated Financial Statements of American Campus Communities Operating Partnership, L.P. and Subsidiaries:

	Consolidated Balance Sheets as of March 31, 2012 (unaudited) and December 31, 2011	5

	Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011 (all unaudited)	6

	Consolidated Statement of Changes in Capital for the three months ended March 31, 2012 (unaudited)	7

	Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011 (all unaudited)	8

	Notes to Consolidated Financial Statements of American Campus Communities, Inc. and Subsidiaries and American Campus Communities Operating Partnership, L.P. and Subsidiaries	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27

Item 3.	Quantitative and Qualitative Disclosure about Market Risk	40

Item 4.	Controls and Procedures	40

PART II.

Item 6.	Exhibits	41

SIGNATURES		42

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2012	December 31, 2011
	(Unaudited)
Assets

Investments in real estate:
Wholly-owned properties, net	$2,862,462	$2,761,757
Wholly-owned property held for sale	27,310	27,300
On-campus participating properties, net	58,839	59,850
Investments in real estate, net	2,948,611	2,848,907

Cash and cash equivalents	32,592	22,399
Restricted cash	21,165	22,956
Student contracts receivable, net	3,145	5,324
Other assets	110,468	108,996

Total assets	$3,115,981	$3,008,582

Liabilities and equity

Liabilities:
Secured mortgage, construction and bond debt	$871,208	$858,530
Unsecured term loan	350,000	200,000
Unsecured revolving credit facility	150,000	273,000
Secured agency facility	116,000	116,000
Accounts payable and accrued expenses	29,633	36,884
Other liabilities	82,064	77,840
Total liabilities	1,598,905	1,562,254

Commitments and contingencies (Note 14)

Redeemable noncontrolling interests	45,327	42,529

Equity:
American Campus Communities, Inc. stockholders’ equity: Common stock, $.01 par value, 800,000,000 shares authorized, 74,675,197 and 72,759,546 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	743	725
Additional paid in capital	1,734,337	1,664,416
Accumulated earnings and dividends	(291,962)	(286,565)
Accumulated other comprehensive income (loss)	44	(3,360)
Total American Campus Communities, Inc. stockholders’ equity	1,443,162	1,375,216
Noncontrolling interests - partially owned properties	28,587	28,583
Total equity	1,471,749	1,403,799

Total liabilities and equity	$3,115,981	$3,008,582

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except share and per share data)

	Three Months Ended March 31,
	2012	2011
Revenues
Wholly-owned properties	$99,590	$85,625
On-campus participating properties	7,967	7,647
Third-party development services	2,094	3,824
Third-party management services	1,758	1,830
Resident services	343	341
Total revenues	111,752	99,267

Operating expenses
Wholly-owned properties	43,723	37,594
On-campus participating properties	2,495	1,744
Third-party development and management services	2,785	2,682
General and administrative	3,540	2,773
Depreciation and amortization	24,399	21,237
Ground/facility leases	964	1,156
Total operating expenses	77,906	67,186

Operating income	33,846	32,081

Nonoperating income and (expenses)
Interest income	516	50
Interest expense	(13,282)	(14,013)
Amortization of deferred financing costs	(1,001)	(1,230)
Income (loss) from unconsolidated joint ventures	444	(12)
Other nonoperating loss	(122)	-
Total nonoperating expenses	(13,445)	(15,205)

Income before income taxes and discontinued operations	20,401	16,876
Income tax provision	(156)	(143)
Income from continuing operations	20,245	16,733

Income attributable to discontinued operations	560	1,147

Net income	20,805	17,880
Net income attributable to noncontrolling interests
Redeemable noncontrolling interests	(287)	(287)
Partially owned properties	(492)	(180)
Net income attributable to noncontrolling interests	(779)	(467)
Net income attributable to common shareholders	$20,026	$17,413

Other comprehensive income
Change in fair value of interest rate swaps	3,404	745
Comprehensive income	$23,430	$18,158
Income per share attributable to common shareholders - basic
Income from continuing operations per share	$0.26	$0.24
Net income per share	$0.27	$0.26
Income per share attributable to common shareholders - diluted
Income from continuing operations per share	$0.25	$0.24
Net income per share	$0.26	$0.25
Weighted-average common shares outstanding
Basic	74,216,854	66,956,764
Diluted	74,864,447	67,554,918

Distributions declared per common share	$0.3375	$0.3375

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(unaudited, in thousands, except share data)

	Common Shares	Par Value of Common Shares	Additional Paid in Capital	Accumulated Earnings and Dividends	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total
Equity, December 31, 2011	72,759,546	$725	$1,664,416	$(286,565)	$(3,360)	$28,583	$1,403,799
Net proceeds from sale of common stock	1,802,306	18	73,640	-	-	-	73,658
Adjustments to reflect redeemable noncontrolling interests at fair value	-	-	(2,860)	-	-	-	(2,860)
Amortization of restricted stock awards	-	-	1,297	-	-	-	1,297
Vesting of restricted stock awards	113,345	-	(2,156)	-	-	-	(2,156)
Distributions to common and restricted stockholders	-	-	-	(25,423)	-	-	(25,423)
Distributions to joint venture partners	-	-	-	-	-	(488)	(488)
Change in fair value of interest rate swaps	-	-	-	-	3,404	-	3,404
Net income	-	-	-	20,026	-	492	20,518
Equity, March 31, 2012	74,675,197	$743	$1,734,337	$(291,962)	$44	$28,587	$1,471,749

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
	2012	2011
Operating activities
Net income	$20,805	$17,880
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on remeasurement of equity method investment	122	-
Depreciation and amortization	24,399	22,272
Amortization of deferred financing costs and debt premiums/discounts	706	(307)
Share-based compensation	1,297	987
(Income) loss from unconsolidated joint ventures	(444)	12
Income tax provision	156	143
Changes in operating assets and liabilities:
Restricted cash	3,298	(1,778)
Student contracts receivable, net	2,250	1,597
Other assets	5,979	(3,254)
Accounts payable and accrued expenses	(9,800)	(10,419)
Other liabilities	788	453
Net cash provided by operating activities	49,556	27,586

Investing activities
Cash paid for property acquisitions	(14,319)	-
Cash paid for land acquisitions	(7,770)	(458)
Capital expenditures for wholly-owned properties	(2,977)	(3,001)
Investments in wholly-owned properties under development	(93,217)	(34,439)
Capital expenditures for on-campus participating properties	(145)	(278)
Cash paid for increased ownership in consolidated subsidiaries	-	(3,150)
Investment loan receivable	(7,211)	-
Repayment of mezzanine loan	4,000	-
Change in restricted cash related to capital reserves	(931)	267
Proceeds from insurance settlement	-	526
Purchase of corporate furniture, fixtures and equipment	(579)	(119)
Net cash used in investing activities	(123,149)	(40,652)

Financing activities
Proceeds from sale of common stock	75,000	11,391
Offering costs	(1,196)	(179)
Pay-off of mortgage loans	(16,180)	(54,527)
Proceeds from unsecured term loan	150,000	-
Proceeds from credit facilities	64,000	-
Paydowns of credit facilities	(187,000)	-
Proceeds from construction loans	31,243	-
Principal payments on debt	(2,666)	(1,911)
Change in construction accounts payable	14	-
Debt issuance and assumption costs	(3,169)	-
Distributions to common and restricted stockholders	(25,423)	(22,820)
Distributions to noncontrolling partners	(837)	(473)
Net cash provided by (used in) financing activities	83,786	(68,519)

Net change in cash and cash equivalents	10,193	(81,585)
Cash and cash equivalents at beginning of period	22,399	113,507
Cash and cash equivalents at end of period	$32,592	$31,922

Supplemental disclosure of non-cash investing and financing activities
Change in fair value of derivative instruments, net	$3,404	$745

Supplemental disclosure of cash flow information
Interest paid	$16,226	$16,496

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)

	March 31, 2012	December 31, 2011
	(Unaudited)
Assets

Investments in real estate:
Wholly-owned properties, net	$2,862,462	$2,761,757
Wholly-owned property held for sale	27,310	27,300
On-campus participating properties, net	58,839	59,850
Investments in real estate, net	2,948,611	2,848,907

Cash and cash equivalents	32,592	22,399
Restricted cash	21,165	22,956
Student contracts receivable, net	3,145	5,324
Other assets	110,468	108,996

Total assets	$3,115,981	$3,008,582

Liabilities and capital

Liabilities:
Secured mortgage, construction and bond debt	$871,208	$858,530
Unsecured term loan	350,000	200,000
Unsecured revolving credit facility	150,000	273,000
Secured agency facility	116,000	116,000
Accounts payable and accrued expenses	29,633	36,884
Other liabilities	82,064	77,840
Total liabilities	1,598,905	1,562,254

Commitments and contingencies (Note 14)

Redeemable limited partners	45,327	42,529

Capital:
Partners’ capital: General partner – 12,222 OP units outstanding at both March 31, 2012 and December 31, 2011	124	125
Limited partner - 74,662,975 and 72,747,324 OP units outstanding at March 31, 2012 and December 31, 2011, respectively	1,442,994	1,378,451
Accumulated other comprehensive income (loss)	44	(3,360)
Total partners’ capital	1,443,162	1,375,216
Noncontrolling interests - partially owned properties	28,587	28,583
Total capital	1,471,749	1,403,799

Total liabilities and capital	$3,115,981	$3,008,582

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except unit and per unit data)

	Three Months Ended March 31,
	2012	2011
Revenues
Wholly-owned properties	$99,590	$85,625
On-campus participating properties	7,967	7,647
Third-party development services	2,094	3,824
Third-party management services	1,758	1,830
Resident services	343	341
Total revenues	111,752	99,267

Operating expenses
Wholly-owned properties	43,723	37,594
On-campus participating properties	2,495	1,744
Third-party development and management services	2,785	2,682
General and administrative	3,540	2,773
Depreciation and amortization	24,399	21,237
Ground/facility leases	964	1,156
Total operating expenses	77,906	67,186

Operating income	33,846	32,081

Nonoperating income and (expenses)
Interest income	516	50
Interest expense	(13,282)	(14,013)
Amortization of deferred financing costs	(1,001)	(1,230)
Income (loss) from unconsolidated joint ventures	444	(12)
Other nonoperating loss	(122)	-
Total nonoperating expenses	(13,445)	(15,205)

Income before income taxes and discontinued operations	20,401	16,876
Income tax provision	(156)	(143)
Income from continuing operations	20,245	16,733
Income attributable to discontinued operations	560	1,147
Net income	20,805	17,880
Net income attributable to noncontrolling interests – partially owned properties	(492)	(180)
Net income attributable to American Campus Communities Operating Partnership, L.P.	20,313	17,700
Series A preferred unit distributions	(46)	(46)
Net income available to common unitholders	$20,267	$17,654

Other comprehensive income
Change in fair value of interest rate swaps	3,404	745
Comprehensive income	$23,671	$18,399

Income per unit attributable to common unitholders – basic
Income from continuing operations per unit	$0.26	$0.24
Net income per unit	$0.27	$0.26

Income per unit attributable to common unitholders – diluted
Income from continuing operations per unit	$0.25	$0.24
Net income per unit	$0.26	$0.25

Weighted-average common units outstanding
Basic	75,116,289	67,898,152
Diluted	75,763,882	68,496,306

Distributions declared per common unit	$0.3375	$0.3375

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN CAPITAL
(unaudited, in thousands, except unit data)

	General Partner		Limited Partner		Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests - Partially Owned Properties
	Units	Amount	Units	Amount			Total
Balance as of December 31, 2011	12,222	$125	72,747,324	$1,378,451	$(3,360)	$28,583	$1,403,799
Issuance of units in exchange for contributions of equity offering proceeds	-	-	1,802,306	73,658	-	-	73,658
Adjustments to reflect redeemable limited partners’ interest at fair value	-	-	-	(2,860)	-	-	(2,860)
Amortization of restricted stock awards	-	-	-	1,297	-	-	1,297
Vesting of restricted stock awards	-	-	113,345	(2,156)	-	-	(2,156)
Distributions	-	(4)	-	(25,419)	-	-	(25,423)
Distributions to joint venture partners	-	-	-	-	-	(488)	(488)
Change in fair value of interest rate swaps	-	-	-	-	3,404	-	3,404
Net income	-	3	-	20,023	-	492	20,518
Balance as of March 31, 2012	12,222	$124	74,662,975	$1,442,994	$44	$28,587	$1,471,749

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
	2012	2011
Operating activities
Net income	$20,805	$17,880
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on remeasurement of equity method investment	122	-
Depreciation and amortization	24,399	22,272
Amortization of deferred financing costs and debt premiums/discounts	706	(307)
Share-based compensation	1,297	987
(Income) loss from unconsolidated joint ventures	(444)	12
Income tax provision	156	143
Changes in operating assets and liabilities:
Restricted cash	3,298	(1,778)
Student contracts receivable, net	2,250	1,597
Other assets	5,979	(3,254)
Accounts payable and accrued expenses	(9,800)	(10,419)
Other liabilities	788	453
Net cash provided by operating activities	49,556	27,586

Investing activities
Cash paid for property acquisitions	(14,319)	-
Cash paid for land acquisitions	(7,770)	(458)
Capital expenditures for wholly-owned properties	(2,977)	(3,001)
Investments in wholly-owned properties under development	(93,217)	(34,439)
Capital expenditures for on-campus participating properties	(145)	(278)
Cash paid for increased ownership in consolidated subsidiaries	-	(3,150)
Investment loan receivable	(7,211)	-
Repayment of mezzanine loan	4,000	-
Change in restricted cash related to capital reserves	(931)	267
Proceeds from insurance settlement	-	526
Purchase of corporate furniture, fixtures and equipment	(579)	(119)
Net cash used in investing activities	(123,149)	(40,652)

Financing activities
Proceeds from issuance of common units in exchange for contributions, net	73,804	11,212
Pay-off of mortgage loans	(16,180)	(54,527)
Proceeds from unsecured term loan	150,000	-
Proceeds from credit facilities	64,000	-
Paydowns of credit facilities	(187,000)	-
Proceeds from construction loans	31,243	-
Principal payments on debt	(2,666)	(1,911)
Change in construction accounts payable	14	-
Debt issuance and assumption costs	(3,169)	-
Distributions paid on unvested restricted stock awards	(258)	(236)
Distribution paid on common units	(25,468)	(22,901)
Distributions paid on preferred units	(46)	(46)
Distributions paid to noncontrolling partners - partially owned properties	(488)	(110)
Net cash provided by (used in) financing activities	83,786	(68,519)

Net change in cash and cash equivalents	10,193	(81,585)
Cash and cash equivalents at beginning of period	22,399	113,507
Cash and cash equivalents at end of period	$32,592	$31,922

Supplemental disclosure of non-cash investing and financing activities
Change in fair value of derivative instruments, net	$3,404	$745

Supplemental disclosure of cash flow information
Interest paid	$16,226	$16,496

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	Organization and Description of Business

American Campus Communities, Inc. (“ACC”) is a real estate investment trust (“REIT”) that commenced operations effective with the completion of an initial public offering (“IPO”) on August 17, 2004. Through ACC’s controlling interest in American Campus Communities Operating Partnership L.P. (“ACCOP”), ACC is one of the largest owners, managers and developers of high quality student housing properties in the United States in terms of beds owned and under management. ACC is a fully integrated, self-managed and self-administered equity REIT with expertise in the acquisition, design, financing, development, construction management, leasing and management of student housing properties. ACC’s common stock is publicly traded on the New York Stock Exchange (“NYSE”) under the ticker symbol “ACC.”

The general partner of ACCOP is American Campus Communities Holdings, LLC (“ACC Holdings”), an entity that is wholly-owned by ACC. As of March 31, 2012, ACC Holdings held an ownership interest in ACCOP of less than 1%. The limited partners of ACCOP are ACC and other limited partners consisting of current and former members of management and nonaffiliated third parties.  As of March 31, 2012, ACC owned an approximate 98.7% limited partnership interest in ACCOP.  As the sole member of the general partner of ACCOP, ACC has exclusive control of ACCOP’s day-to-day management.  Management operates ACC and ACCOP as one business.  The management of ACC consists of the same members as the management of ACCOP.  ACC consolidates ACCOP for financial reporting purposes, and ACC does not have significant assets other than its investment in ACCOP.  Therefore, the assets and liabilities of ACC and ACCOP are the same on their respective financial statements. References to the “Company,” “we,” “us” or “our” mean collectively ACC, ACCOP and those entities/subsidiaries owned or controlled by ACC and/or ACCOP.  References to the “Operating Partnership” mean collectively ACCOP and those entities/subsidiaries owned or controlled by ACCOP.  Unless otherwise indicated, the accompanying Notes to the Consolidated Financial Statements apply to both the Company and the Operating Partnership.

As of March 31, 2012, our property portfolio contained 120 properties with approximately 74,900 beds in approximately 23,800 apartment units.  Our property portfolio consisted of 103 owned off-campus student housing properties that are in close proximity to colleges and universities, 12 American Campus Equity (“ACE®”) properties operated under ground/facility leases with six university systems, four on-campus participating properties operated under ground/facility leases with the related university systems, and one property containing a retail shopping center which we plan to develop into a mixed-use community including both student housing and retail.  Of the 120 properties, 14 were under development as of March 31, 2012, and when completed will consist of a total of approximately 9,100 beds in approximately 2,600 units.  Our communities contain modern housing units and are supported by a resident assistant system and other student-oriented programming, with many offering resort-style amenities.

Through ACC’s taxable REIT subsidiaries (“TRS”), we also provide construction management and development services, primarily for student housing properties owned by colleges and universities, charitable foundations, and others.  As of March 31, 2012, also through ACC’s TRS entities, we provided third-party management and leasing services for 27 properties that represented approximately 22,900 beds in approximately 9,100 units.  Third-party management and leasing services are typically provided pursuant to management contracts that have initial terms that range from one to five years.  As of March 31, 2012, our total owned and third-party managed portfolio included 147 properties with approximately 97,800 beds in approximately 32,900 units.

2.     Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements, presented in U.S. dollars, are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities as of the date of the financial statements, and revenue and expenses during the reporting periods. Our actual results could differ from those estimates and assumptions. All material intercompany transactions among consolidated entities have been eliminated. All dollar amounts in the tables herein, except share, per share, unit and per unit amounts, are stated in thousands unless otherwise indicated. Certain prior period amounts have been reclassified to conform to the current period presentation.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Interim Financial Statements

The accompanying interim financial statements are unaudited, but have been prepared in accordance with GAAP for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission.  Accordingly, they do not include all disclosures required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements of the Company for these interim periods have been included.  Because of the seasonal nature of the Company’s operations, the results of operations and cash flows for any interim period are not necessarily indicative of results for other interim periods or for the full year.  These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 and the Operating Partnership’s Current Report on Form 8-K for the year ended December 31, 2011.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2011-05 (“ASU 2011-05”), “Presentation of Comprehensive Income.”  ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity and requires all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The Company adopted ASU 2011-05 on January 1, 2012, and as a result, the Company presents a single continuous statement of comprehensive income.

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

Project costs directly associated with the development and construction of an owned real estate project, which include interest, property taxes, and amortization of deferred finance costs, are capitalized as construction in progress.  Upon completion of the project, costs are transferred into the applicable asset category and depreciation commences.  Interest totaling approximately $2.5 million and $1.0 million was capitalized during the three months ended March 31, 2012 and 2011, respectively.  Amortization of deferred financing costs totaling approximately $0.1 million and $42,000 was capitalized as construction in progress during the three months ended March 31, 2012 and 2011, respectively.

Management assesses whether there has been an impairment in the value of the Company’s investments in real estate whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Impairment is recognized when estimated expected future undiscounted cash flows are less than the carrying value of the property. The estimation of expected future net cash flows is inherently uncertain and relies on assumptions regarding current and future economics and market conditions. If such conditions change, then an adjustment to the carrying value of the Company’s long-lived assets could occur in the future period in which the conditions change. To the extent that a property is impaired, the excess of the carrying amount of the property over its estimated fair value is charged to earnings. The Company believes that there were no impairments of the carrying values of its investments in real estate as of March 31, 2012.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

Intangible Assets

In connection with property acquisitions completed in 2012 and 2011, the Company capitalized approximately $0.1 million and $2.6 million, respectively, related to management’s estimate of the fair value of the in-place leases assumed.  These intangible assets are amortized on a straight-line basis over the average remaining term of the underlying leases.  Amortization expense was approximately $0.9 million and $1.5 million for the three months ended March 31, 2012 and 2011, respectively.  Accumulated amortization at March 31, 2012 and December 31, 2011 was approximately $7.1 million and $8.0 million, respectively.  Intangible assets, net of amortization, are included in other assets on the accompanying consolidated balance sheets and the amortization of intangible assets is included in depreciation and amortization expense in the accompanying consolidated statements of operations.  See Note 3 herein for a detailed discussion of the property acquisitions completed during the three months ended March 31, 2012 and 2011.

Third-Party Development Services Revenue and Costs

Pre-development expenditures such as architectural fees, permits and deposits associated with the pursuit of third-party and owned development projects are expensed as incurred, until such time that management believes it is probable that the contract will be executed and/or construction will commence. Because the Company frequently incurs these pre-development expenditures before a financing commitment and/or required permits and authorizations have been obtained, the Company bears the risk of loss of these pre-development expenditures if financing cannot ultimately be arranged on acceptable terms or the Company is unable to successfully obtain the required permits and authorizations. As such, management evaluates the status of third-party and owned projects that have not yet commenced construction on a periodic basis and expenses any deferred costs related to projects whose current status indicates the commencement of construction is unlikely and/or the costs may not provide future value to the Company in the form of revenues. Such write-offs are included in third-party development and management services expenses (in the case of third-party development projects) or general and administrative expenses (in the case of owned development projects) on the accompanying consolidated statements of operations. As of March 31, 2012, the Company has deferred approximately $12.8 million in pre-development costs related to third-party and owned development projects that have not yet commenced construction. Such costs are included in other assets on the accompanying consolidated balance sheets.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Earnings per Share –Company

Basic earnings per share is computed using net income (loss) attributable to common shareholders and the weighted average number of shares of the Company’s common stock outstanding during the period.  Diluted earnings per share reflect common shares issuable from the assumed conversion of common and preferred Operating Partnership units (“OP Units”) and common share awards granted.  Only those items having a dilutive impact on basic earnings per share are included in diluted earnings per share.

The following potentially dilutive securities were outstanding for the three months ended March 31, 2012 and 2011, but were not included in the computation of diluted earnings per share because the effects of their inclusion would be anti-dilutive.

	Three Months Ended March 31,
	2012	2011
Common OP Units (Note 10)	899,435	941,388
Preferred OP Units (Note 10)	114,128	114,676
Total potentially dilutive securities	1,013,563	1,056,064

The following is a summary of the elements used in calculating basic earnings per share:

	Three Months Ended March 31,
	2012	2011
Basic earnings per share calculation:
Income from continuing operations	$20,245	$16,733
Income from continuing operations attributable to noncontrolling interests	(772)	(449)
Income from continuing operations attributable to common shareholders	19,473	16,284
Amount allocated to participating securities	(258)	(236)
Income from continuing operations attributable to common shareholders, net of amount allocated to participating securities	19,215	16,048

Income from discontinued operations	560	1,147
Income from discontinued operations attributable to noncontrolling interests	(7)	(18)
Income from discontinued operations attributable to common shareholders	553	1,129
Net income attributable to common shareholders, as adjusted – basic	$19,768	$17,177

Income from continuing operations attributable to common shareholders, as adjusted – per share	$0.26	$0.24
Income from discontinued operations attributable to common shareholders – per share	$0.01	$0.02
Net income attributable to common shareholders, as adjusted – per share	$0.27	$0.26

Basic weighted average common shares outstanding	74,216,854	66,956,764

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Three Months Ended March 31,
	2012	2011
Diluted earnings per share calculation:
Income from continuing operations attributable to common shareholders, net of amount allocated to participating securities	$19,215	$16,048
Income from discontinued operations attributable to common shareholders	553	1,129
Net income attributable to common shareholders, as adjusted – diluted	$19,768	$17,177

Income from continuing operations attributable to common shareholders, net of amount allocated to participating securities – per share	$0.25	$0.24
Income from discontinued operations attributable to common shareholders – per share	$0.01	$0.01
Net income attributable to common shareholders-per share	$0.26	$0.25

Basic weighted average common shares outstanding	74,216,854	66,956,764
Restricted Stock Awards (Note 11)	647,593	598,154
Diluted weighted average common shares outstanding	74,864,447	67,554,918

Earnings per Unit – Operating Partnership

Basic earnings per OP Unit is computed using net income (loss) attributable to common unitholders by the weighted average number of common units outstanding during the period.  Diluted earnings per OP Unit reflects the potential dilution that could occur if securities or other contracts to issue OP Units were exercised or converted into OP Units or resulted in the issuance of OP Units and then shared in the earnings of the Operating Partnership.

The following is a summary of the elements used in calculating basic earnings per unit:

	Three Months Ended March 31,
	2012	2011
Basic earnings per unit calculation:
Income from continuing operations	$20,245	$16,733
Income from continuing operations attributable to noncontrolling interests – partially owned properties	(492)	(180)
Income from continuing operations attributable to Series A preferred units	(45)	(44)
Amount allocated to participating securities	(258)	(236)
Income from continuing operations attributable to common unitholders, net of amount allocated to participating securities	19,450	16,273

Income from discontinued operations	560	1,147
Income from discontinued operations attributable to Series A preferred unit distributions	(1)	(2)
Income from discontinued operations attributable to common unitholders	559	1,145
Net income attributable to common unitholders, as adjusted – basic	$20,009	$17,418

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Three Months Ended March 31,
	2012	2011
Income from continuing operations attributable to common unitholders, as adjusted – per unit	$0.26	$0.24
Income from discontinued operations attributable to common unitholders – per unit	$0.01	$0.02
Net income attributable to common unitholders, as adjusted – per unit	$0.27	$0.26

Basic weighted average common units outstanding	75,116,289	67,898,152

Diluted earnings per unit calculation:
Income from continuing operations attributable to common unitholders, net of amount allocated to participating securities	$19,450	$16,273
Income from discontinued operations attributable to common unitholders	559	1,145
Net income attributable to common unitholders, as adjusted	$20,009	$17,418

Income from continuing operations attributable to common unitholders, net of amount allocated to participating securities – per unit	$0.25	$0.24
Income from discontinued operations attributable to common unitholders – per unit	$0.01	$0.01
Net income attributable to common unitholders- per unit	$0.26	$0.25

Basic weighted average common units outstanding	75,116,289	67,898,152
Restricted Stock Awards (Note 11)	647,593	598,154
Diluted weighted average common units outstanding	75,763,882	68,496,306

3.  Property Acquisitions

In January 2012, we acquired the remaining 90% interest in University Heights, a 204-unit, 636-bed property located near the campus of the University of Tennessee, for a purchase price of $14.5 million.  The purchase price excludes approximately $2.3 million of anticipated capital expenditures necessary to bring this property up to the Company’s operating standards.  This property was acquired from one of our joint ventures with Fidelity in which we previously held a 10% interest (“Fund II”, see Note 7).  Immediately prior to the acquisition, Fund II paid off the property’s mortgage loan at a discounted amount in accordance with a Settlement Agreement negotiated with the lender.  As a result, Fund II recorded a gain on debt restructuring of approximately $4.2 million, of which, our 10% share is included in income from unconsolidated joint ventures on the accompanying consolidated statements of operations for the three months ended March 31, 2012.

In 2011, the Company acquired four properties containing 3,403 beds and a retail center for future development for a combined purchase price of approximately $237.0 million.  The Company did not assume any property-level debt as part of these transactions.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The acquired property’s results of operations have been included in the accompanying consolidated statements of operations since their respective acquisition closing dates.  The following pro forma information for the three months ended March 31, 2012 and 2011, presents consolidated financial information for the Company as if the property acquisitions discussed above had occurred at the beginning of the earliest period presented.  The unaudited pro forma information is provided for informational purposes only and is not indicative of results that would have occurred or which may occur in the future:

	Three Months Ended March 31,
	2012	2011
Total revenues	$111,858	$103,878
Net income attributable to common shareholders	$20,534	$18,160
Net income per share attributable to common shareholders, as adjusted - basic	$0.27	$0.27
Net income per share attributable to common shareholders, as adjusted - diluted	$0.27	$0.27

4.  Property Dispositions and Discontinued Operations

As of both March 31, 2012 and December 31, 2011, one owned off-campus property (Pirates Cove) was classified as Held for Sale on the Company’s consolidated balance sheet.  Concurrent with this classification, the property is recorded at the lower of cost or fair value less estimated selling costs.  Accordingly, net income attributable to Pirates Cove is included in discontinued operations for all periods presented.

In April and May 2011, the Company sold four unencumbered owned off-campus properties (Campus Club – Statesboro, River Club Apartments, River Walk Townhomes and Villas on Apache) for a total sales price of approximately $82.0 million resulting in combined net proceeds of approximately $80.0 million.  The net income attributable to these four properties is included in discontinued operations on the accompanying consolidated statement of operations for the three months ended March 31, 2011.

The properties discussed above are included in the wholly-owned properties segment (see Note 15).  Below is a summary of the results of operations for the properties discussed above:

	Three Months Ended March 31,
	2012	2011
Total revenues	$1,153	$4,048
Total operating expenses	(593)	(1,866)
Depreciation and amortization	-	(1,035)
Operating income	560	1,147
Total nonoperating expenses	-	-
Net income	$560	$1,147

5.  Investments in Wholly-Owned Properties

Wholly-owned properties consisted of the following:

	March 31, 2012	December 31, 2011
Land (1) (2)	$389,470	$380,074
Buildings and improvements	2,394,892	2,380,582
Furniture, fixtures and equipment	141,120	139,249
Construction in progress (2)	254,926	157,900
	3,180,408	3,057,805
Less accumulated depreciation	(317,946)	(296,048)
Wholly-owned properties, net (3)	$2,862,462	$2,761,757

(1)
The land balance above includes undeveloped land parcels with book values of approximately $23.6 million and $15.8 million as of March 31, 2012 and December 31, 2011, respectively.  Also includes land totaling approximately $28.2 million as of both March 31, 2012 and December 31, 2011, related to properties under development.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(2)
Land, furniture, fixtures and equipment, and construction in progress as of March 31, 2012 include $4.8 million, $0.4 million and $8.9 million, respectively, related to the University Edge property located in Kent, Ohio, that will serve students attending Kent State University.  In July 2011, the Company entered into a Purchase and Contribution agreement with a private developer whereby the Company is obligated to purchase the property as long as the developer meets certain construction completion deadlines.  The development of the property is anticipated to be completed in August 2012.  The entity is financed with a $4.5 million mezzanine loan from the Company and a $24.8 million construction loan from a third-party lender.  The Company is responsible for leasing, management, and initial operations of the project while the third-party developer is responsible for the development of the property.  The entity that owns the University Edge property is deemed to be a variable interest entity (“VIE”), and the Company is determined to be the primary beneficiary of the VIE.  As such, the assets and liabilities of the entity owning the property are included in the Company’s and the Operating Partnership’s consolidated financial statements.

(3)	The balance above excludes Pirates Cove which is classified as wholly-owned property held for sale in the accompanying consolidated balance sheets as of March 31, 2012 and December 31, 2011.

6.  On-Campus Participating Properties

On-campus participating properties are as follows:

			Historical Cost
Lessor/University	Lease Commencement	Required Debt Repayment (1)	March 31, 2012	December 31, 2011
Texas A&M University System / Prairie View A&M University (2)	2/1/96	9/1/23	$40,339	$40,255

Texas A&M University System / Texas A&M International	2/1/96	9/1/23	6,572	6,567

Texas A&M University System / Prairie View A&M University (3)	10/1/99	8/31/25/ 8/31/28	25,172	25,142

University of Houston System / University of Houston (4)	9/27/00	8/31/35	35,760	35,734
			107,843	107,698
Less accumulated amortization			(49,004)	(47,848)
On-campus participating properties, net			$58,839	$59,850

(1)	Represents the effective lease termination date. The Leases terminate upon the earlier to occur of the final repayment of the related debt or the end of the contractual lease term.

(2)	Consists of three phases placed in service between 1996 and 1998.

(3)	Consists of two phases placed in service in 2000 and 2003.

(4)	Consists of two phases placed in service in 2001 and 2005.

7.  Investments in Unconsolidated Joint Ventures

As of March 31, 2012, the Company owned a noncontrolling interest in one unconsolidated joint venture that is accounted for utilizing the equity method of accounting.  The investment consists of a noncontrolling equity interest in a joint venture with the United States Navy that owns military housing privatization projects located on naval bases in Norfolk and Newport News, Virginia. In 2010, the Company discontinued applying the equity method in regards to its investment in this joint venture as a result of the Company’s share of losses exceeding its investment in the joint venture.  Because the Company has not guaranteed any obligations of the investee and is not otherwise committed to provide further financial support to the investee, it therefore suspended recording its share of losses once the investment was reduced to zero.  We also earn fees for providing management services to this joint venture, which totaled approximately $0.4 million for each of the three month periods ended March 31, 2012 and 2011.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

As discussed more fully in Note 3, in January 2012 we acquired full ownership interest in University Heights, a property previously owned by Fund II, a joint venture with Fidelity in which we previously held a 10% interest.  The acquisition of the property was accounted for as a business combination achieved in stages and as a result, the Company was required to remeasure its equity method investment in University Heights to its acquisition-date fair value and recognize the resulting loss in earnings.  The Company recorded a loss of approximately $0.1 million which is included in other nonoperating loss on the accompanying consolidated statements of operations for the three months ended March 31, 2012.  As University Heights represented the only property owned by Fund II, subsequent to the acquisition we no longer have an equity method investment Fund II.

8.   Debt

A summary of the Company’s outstanding consolidated indebtedness, including unamortized debt premiums and discounts, is as follows:

	March 31, 2012	December 31, 2011
Debt secured by wholly-owned properties:
Mortgage loans payable	$726,540	$744,724
Construction loans payable (1)	60,593	29,350
	787,133	774,074
Debt secured by on-campus participating properties:
Mortgage loan payable	32,010	32,097
Bonds payable	47,220	47,220
	79,230	79,317

Unsecured revolving credit facility	150,000	273,000
Unsecured term loan	350,000	200,000
Secured agency facility	116,000	116,000
Unamortized debt premiums	9,629	10,298
Unamortized debt discounts	(4,784)	(5,159)
Total debt	$1,487,208	$1,447,530

(1)
Construction loans payable includes $8.3 million and $4.9 million as of March 31, 2012 and December 31, 2011, respectively, related to a construction loan for the University Edge development property, a VIE that the Company is including in its consolidated financial statements (see Note 5).  The creditor of this construction loan does not have recourse to the assets of the Company.

Pay off of Mortgage Debt

During the three months ended March 31, 2012, the Company paid off approximately $16.2 million of fixed rate mortgage debt secured by a wholly-owned property (Chapel Ridge) which was scheduled to mature on March 1, 2012.  As of March 31, 2012, the Company had an additional $62.9 million of outstanding fixed rate mortgage debt scheduled to mature throughout the remainder of 2012, all of which we expect to pay off on or before their respective maturity dates.

Unsecured Credit Facility

In January 2012, the Company entered into a First Amendment to Third Amended and Restated Credit Agreement (the “First Amendment”).  Pursuant to the First Amendment, the Company’s $200 million unsecured term loan was increased in size to $350 million, such that, when combined with the Company’s $450 million unsecured revolving credit facility, the Company has an aggregate Credit Facility of $800 million, which may be expanded by up to an additional $100 million upon the satisfaction of certain conditions.  The Company used the proceeds from the expanded term loan to repay outstanding amounts on the revolving credit facility.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

In addition, the maturity date of the term loan was extended from May 20, 2015 to January 10, 2017 and the maturity date of the revolving credit facility was extended to January 10, 2016, and can be extended for an additional 12 months to January 10, 2017, subject to the satisfaction of certain conditions.  The First Amendment provides for the interest rate on each loan at a variable rate, at the Company’s option, based upon a base rate or one-, two-, three- or six-month LIBOR, plus, in each case, a spread based upon the Company’s investment grade rating from either Moody’s Investor Services, Inc. or Standard & Poor’s Rating Group.  The Company has entered into multiple interest rate swap contracts with notional amounts totaling $350 million that effectively fix the interest rate to 2.54% (0.89% + 1.65% spread) on the outstanding balance of the unsecured term loan (see Note 12 for more details).

Availability under the revolving credit facility is limited to an “aggregate borrowing base amount” equal to 60% of the value of the Company’s unencumbered properties, calculated as set forth in the Credit Facility.  Additionally, the Company is required to pay a facility fee of 0.30% per annum on the $450 million revolving credit facility.  As of March 31, 2012, the balance outstanding on the revolving credit facility totaled $150.0 million, bearing interest at a weighted average annual rate of 2.00% (inclusive of the facility fee discussed above), and availability under the revolving credit facility totaled $300.0 million.

The terms of the Credit Facility include certain restrictions and covenants, which limit, among other items, the incurrence of additional indebtedness, liens, and the disposition of assets.  The facility contains customary affirmative and negative covenants and also contains financial covenants that, among other things, require the Company to maintain certain minimum ratios of “EBITDA” (earnings before interest, taxes, depreciation and amortization) to fixed charges and total indebtedness.  The Company may not pay distributions that exceed a specified percentage of funds from operations, as adjusted, for any four consecutive quarters.  The financial covenants also include consolidated net worth and leverage ratio tests.  As of March 31, 2012, the Company was in compliance with all such covenants.

Secured Agency Facility

The Company has a $125 million secured revolving credit facility with a Freddie Mac lender.  The facility has a five-year term and is currently secured by 10 properties referred to as the “Collateral Pool.”  The facility bears interest at one- or three-month LIBOR plus a spread that varies based on the debt service ratio of the Collateral Pool.  Additionally, the Company is required to pay an unused commitment fee of 1.0% per annum.  As of March 31, 2012, the balance outstanding on the secured agency facility totaled $116.0 million, bearing interest at a weighted average annual rate of 2.44%.  The secured agency facility includes some, but not all, of the same financial covenants as the unsecured credit facility, described above.  As of March 31, 2012, the Company was in compliance with all such covenants.

9.  Stockholders’ Equity / Partners’ Capital

Stockholders’ Equity – Company

During the three months ended March 31, 2012, ACC sold approximately 1.8 million shares at a weighted average price of $41.61 per share under its 2011 at-the-market share offering program (the “ATM Equity Program”).  Net proceeds received under this program during the three months ended March 31, 2012, totaled approximately $73.9 million, after payment of approximately $1.1 million of commissions paid to sales agents.  As of March 31, 2012, ACC had approximately $149.7 million available for issuance under its ATM Equity Program.

Partners’ Capital – Operating Partnership

In connection with the activity under ACC’s ATM Equity Program discussed above, ACCOP issued a number of common OP Units to ACC equivalent to the number of shares issued by ACC under the ATM Equity Program.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

10.   Noncontrolling Interests

Operating Partnership

Partially-owned properties:  As of March 31, 2012, the Operating Partnership consolidates four joint ventures that own and operate The Varsity, University Village at Sweet Home, University Centre and Villas at Chestnut Ridge owned-off campus properties.  The portion of net assets attributable to the third-party partners in these joint ventures is classified as “noncontrolling interests - partially owned properties” within capital on the accompanying consolidated balance sheets of the Operating Partnership.  Accordingly, the third-party partners’ share of the income or loss of the joint ventures is reported on the consolidated statements of operations of the Operating Partnership as “net income attributable to noncontrolling interests – partially owned properties.”

OP Units:  For the portion of OP Units that the Operating Partnership is required, either by contract or securities law, to deliver registered common shares of ACC to the exchanging OP unit holder, or for which the Operating Partnership has the intent or history of exchanging such units for cash, we classify the units as “redeemable limited partners” in the mezzanine section of the consolidated balance sheets of the Operating Partnership.  The units classified as such include Series A preferred units as well as common units that are not held by ACC or ACC Holdings.  The value of redeemable limited partners on the consolidated balance sheets is reported at the greater of fair value or historical cost at the end of each reporting period.  Changes in the value from period to period are charged to limited partner’s capital on the accompanying consolidated statement of changes in capital.  Below is a table summarizing the activity of redeemable limited partners for the three months ended March 31, 2012:

Balance, December 31, 2011	$42,529
Net income	287
Distributions	(349)
Adjustments to reflect redeemable limited partner units at fair value	2,860
Balance, March 31, 2012	$45,327

During the year ended December 31, 2011, 64,601 common OP Units were converted into an equal number of shares of ACC’s common stock and none were converted during the three months ended March 31, 2012.  As of March 31, 2012 and December 31, 2011, approximately 1.3% and 1.4%, respectively, of the equity interests of the Operating Partnership was held by owners of common OP Units and Series A preferred units not held by ACC or ACC holdings.

Company

The noncontrolling interests of the Company include the third-party equity interests in partially-owned properties, as discussed above, which are presented as a component of equity in the Company’s consolidated balance sheets.  The Company’s noncontrolling interests also include the redeemable limited partners presented in the consolidated balance sheets of the Operating Partnership, which are referred to as “redeemable noncontrolling interests” in the mezzanine section of the Company’s consolidated balance sheets.  Noncontrolling interests on the Company’s consolidated statements of operations include the income/loss attributable to third-party equity interests in partially-owned properties, as well as the income/loss attributable to redeemable noncontrolling interests (i.e. OP Units not held by ACC or ACC Holdings.)

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

11.  Incentive Award Plan

Restricted Stock Awards (“RSAs”)

A summary of ACC’s RSAs under ACC’s 2010 Incentive Award Plan as of March 31, 2012 and activity during the three months then ended, is presented below:

Number of RSAs
Nonvested balance at December 31, 2011	549,300
Granted	215,851
Vested	(113,345)
Forfeited	(61,808)
Nonvested balance at March 31, 2012	589,998

The fair value of RSA’s is calculated based on the closing market value of ACC’s common stock on the date of grant.  The fair value of these awards is amortized to expense over the vesting periods, which amounted to approximately $1.3 million, and $1.0 million for the three months ended March 31, 2012 and 2011, respectively.

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

As discussed in Note 8, the Company increased the $200 million unsecured term by $150 million in January 2012.  In connection with this transaction, the Company entered into four interest rate swap contracts with notional amounts totaling $350 million to hedge the variable cash flows associated with interest payments on the LIBOR-based unsecured term loan.  As of March 31, 2012, the Company also had a $33.2 million interest rate swap contract that was used to hedge the variable cash flows associated with the Cullen Oaks Phase I and Phase II loans.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table summarizes the Company’s outstanding interest rate swap contracts as of March 31, 2012:

Date Entered	Effective Date	Maturity Date	Pay Fixed Rate	Receive Floating Rate Index	Notional Amount	Fair Value
Feb. 12, 2007	Feb. 15, 2007	Feb. 15, 2014	6.689%	LIBOR – 1 mo. plus 1.35%	$33,156	$(2,879)
Feb. 2, 2012	Feb. 2, 2012	Jan. 2, 2017	0.8695%	LIBOR – 1 month	125,000	1,161
Feb. 2, 2012	Feb. 2, 2012	Jan. 2, 2017	0.88%	LIBOR – 1 month	100,000	875
Feb. 2, 2012	Feb. 2, 2012	Jan. 2, 2017	0.8875%	LIBOR – 1 month	62,500	422
Feb. 2, 2012	Feb. 2, 2012	Jan. 2, 2017	0.889%	LIBOR – 1 month	62,500	465

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of March 31, 2012 and December 31, 2011:

Fair Values of Derivative Financial Instruments
	Asset Derivatives				Liability Derivatives
	March 31, 2012		December 31, 2011		March 31, 2012		December 31, 2011
Description	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps contracts	Other assets	$2,923	Other assets	$-	Other liabilities	$2,879	Other liabilities	$3,360

The table below presents the effects of the Company’s derivative financial instruments on other comprehensive income (“OCI”) for the three months ended March 31, 2012 and 2011:

	Amount of Income Recognized in OCI on Derivatives (Effective Portion)
Cash Flow Hedging Relationships	Three Months Ended March 31,
	2011	2011
Interest rate swap contracts	$3,404	$745
Total	$3,404	$745

13.   Fair Value Disclosures

The following table presents information about the Company’s financial instruments measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.  In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities the Company has the ability to access.  Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.  Level 2 inputs include quoted prices for similar assets and liabilities in active markets and inputs other than quoted prices observable for the asset or liability, such as interest rates and yield curves observable at commonly quoted intervals.  Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

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

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Disclosures concerning assets and liabilities measured at fair value are as follows:

Fair Value Measurements as of
	March 31, 2012				December 31, 2011
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Derivative financial instruments	$-	$2,923	$-	$2,923	$-	$-	$-	$-
Liabilities:
Derivative financial instruments	$-	$2,879	$-	$2,879	$-	$3,360	$-	$3,360

The Company uses derivative financial instruments, specifically interest rate swaps, for nontrading purposes.  The Company uses interest rate swaps to manage interest rate risk arising from previously unhedged interest payments associated with variable rate debt.  Through March 31, 2012, derivative financial instruments were designated and qualified as cash flow hedges.  Derivative contracts with positive net fair values inclusive of net accrued interest receipts or payments, are recorded in other assets.  Derivative contracts with negative net fair values, inclusive of net accrued interest payments or receipts, are recorded in other liabilities.  The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative.  This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves.  The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts).  The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.

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

Although the Company has determined the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparty.  However, as of March 31, 2012, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivative financial instruments.  As a result, the Company has determined each of its derivative valuations in its entirety is classified in Level 2 of the fair value hierarchy.

Other Fair Value Disclosures

Cash and Cash Equivalents, Restricted Cash, Student Contracts Receivable, Loans Receivable, Other Assets, Accounts Payable and Accrued Expenses and Other Liabilities:  The Company estimates that the carrying amount approximates fair value, due to the short maturity of these instruments.

Derivative Instruments: These instruments are reported on the balance sheet at fair value, which is based on calculations provided by independent, third-party financial institutions and represent the discounted future cash flows expected, based on the projected future interest rate curves over the life of the instrument.

Unsecured Term Loan, Unsecured Revolving Credit Facility, Secured Agency Facility and Construction Loans: the fair value of these instruments approximates carrying values due to the variable interest rate feature of these instruments.

Mortgage Loans Payable: the fair value of mortgage loans payable is based on the present value of the cash flows at current market interest rates through maturity.  The Company has concluded the fair value of these financial instruments are Level 2 as the majority of the inputs used to value these instruments fall within Level 2 of the fair value hierarchy.

Bonds Payable: the fair value of bonds payable is based on quoted prices in markets that are not active due to the unique characteristics of these financial instruments, as such, the Company has concluded the inputs used to measure fair value fall within Level 2 of the fair value hierarchy.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The table below contains the estimated fair value and related carrying amounts for the Company’s mortgage loans and bonds payable as of March 31, 2012 and December 31, 2011:

	March 31, 2012		December 31, 2011
	Fair Value	Carrying Amount	Fair Value	Carrying Amount
Mortgage loans	$814,652	$763,395	$840,985	$781,960
Bonds payable	53,652	47,220	53,711	47,220

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

In the normal course of business, the Company enters into various development-related purchase commitments with parties that provide development-related goods and services.  In the event that the Company was to terminate development services prior to the completion of projects under construction, the Company could potentially be committed to satisfy outstanding purchase orders with such parties.  As of March 31, 2012, management did not anticipate any material deviations from schedule or budget related to third-party development projects currently in progress.

The Company has estimated the fair value of guarantees entered into to be immaterial.  The Company’s estimated maximum exposure amount under the above guarantees is approximately $13.0 million as of March 31, 2012.

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

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Three Months Ended March 31,
	2012	2011
Wholly-Owned Properties
Rental revenues	$99,933	$85,966
Interest and other income	14	10
Total revenues from external customers	99,947	85,976
Operating expenses before depreciation, amortization, ground/facility lease, and allocation of corporate overhead	(43,705)	(37,878)
Ground/facility leases	(414)	(315)
Interest expense	(7,905)	(10,897)
Operating income before depreciation, amortization and allocation of corporate overhead	$47,923	$36,886
Depreciation and amortization	$22,888	$19,814
Capital expenditures	$96,194	$34,694
Total segment assets at March 31,	$2,946,885	$2,502,172
On-Campus Participating Properties
Rental revenues	$7,967	$7,647
Interest and other income	4	7
Total revenues from external customers	7,971	7,654
Operating expenses before depreciation, amortization, ground/facility lease, and allocation of corporate overhead	(2,295)	(1,562)
Ground/facility lease	(550)	(841)
Interest expense	(1,432)	(1,469)
Operating income before depreciation, amortization and allocation of corporate overhead	$3,694	$3,782
Depreciation and amortization	$1,155	$1,098
Capital expenditures	$145	$278
Total segment assets at March 31,	$75,042	$77,388
Development Services
Development and construction management fees	$2,094	$3,824
Operating expenses	(2,739)	(2,341)
Operating (loss) income before depreciation, amortization and allocation of corporate overhead	$(645)	$1,483
Total segment assets at March 31,	$12,068	$8,455
Property Management Services
Property management fees from external customers	$1,758	$1,830
Intersegment revenues	3,883	3,548
Total revenues	5,641	5,378
Operating expenses	(2,714)	(2,253)
Operating income before depreciation, amortization and allocation of corporate overhead	$2,927	$3,125
Total segment assets at March 31,	$3,813	$3,681
Reconciliations
Total segment revenues	$115,653	$102,832
Unallocated interest income earned on corporate cash	498	33
Elimination of intersegment revenues	(3,883)	(3,548)
Total consolidated revenues, including interest income	$112,268	$99,317
Segment operating income before depreciation, amortization and allocation of corporate overhead	$53,899	$45,276
Depreciation and amortization	(25,400)	(22,467)
Net unallocated expenses relating to corporate overhead	(8,420)	(5,921)
Income (loss) from unconsolidated joint ventures	444	(12)
Loss on fair value remeasurement of equity method investment	(122)	-
Income tax provision	(156)	(143)
Income from continuing operations	$20,245	$16,733

Total segment assets	$3,037,808	$2,591,696
Unallocated corporate assets	78,173	37,656
Total assets at March 31,	$3,115,981	$2,629,352

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

16.  Subsequent Events

Distributions:  On May 2, 2012, the Company declared a first quarter 2012 distribution per share of $0.3375 which will be paid on May 29, 2012 to all common stockholders of record as of May 15, 2012.  At the same time, the Operating Partnership will pay an equivalent amount per unit to holders of common OP Units, as well as the quarterly cumulative preferential distribution to holders of Series A preferred units (see Note 9).

Property Disposition:  On April 26, 2012, the Company sold an unencumbered wholly-owned property (Pirates Cove) for a sales price of $27.5 million resulting in net proceeds of approximately $27.1 million.

Property Acquisition:  On May 1, 2012, the Company acquired a 210-unit, 754-bed wholly-owned property (Avalon Heights) located near the campus of the University of South Florida in Tampa, for a purchase price of $30.0 million.

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

Our Company and Our Business

Overview

American Campus Communities, Inc. (“ACC”) is a real estate investment trust (“REIT”) that commenced operations effective with the completion of an initial public offering (“IPO”) on August 17, 2004. Through ACC’s controlling interest in American Campus Communities Operating Partnership, L.P. (“ACCOP”), ACC is one of the largest owners, managers and developers of high quality student housing properties in the United States in terms of beds owned and under management. ACC is a fully integrated, self-managed and self-administered equity REIT with expertise in the acquisition, design, financing, development, construction management, leasing and management of student housing properties. ACC’s common stock is publicly traded on the New York Stock Exchange (“NYSE”) under the ticker symbol “ACC.”  References to the “Company,” “we,” “us” or “our” mean collectively ACC, ACCOP and those entities/subsidiaries owned or controlled by ACC and/or ACCOP.  References to the “Operating Partnership” mean collectively ACCOP and those entities/subsidiaries owned or controlled by ACCOP.  Unless otherwise indicated, the accompanying discussion applies to both the Company and the Operating Partnership.

Property Portfolio

As of March 31, 2012, our total owned property portfolio contained 120 properties, consisting of owned off-campus student housing properties that are in close proximity to colleges and universities, American Campus Equity (“ACE®”) properties operated under ground/facility leases with university systems, on-campus participating properties operated under ground/facility leases with the related university systems, and one property containing a retail shopping center which we plan to develop into a mixed-use community including both student housing and retail.  Of the 120 properties, 14 were under development as of March 31, 2012.  Our communities contain modern housing units and are supported by a resident assistant system and other student-oriented programming, with many offering resort-style amenities.

As of March 31, 2012, through ACC’s taxable REIT subsidiary (“TRS”) entities, we provided third-party management and leasing services for 27 properties, bringing our total owned and third-party managed portfolio to 147 properties.  Third-party management and leasing services are typically provided pursuant to management contracts that have initial terms that range from one to five years.  Below is a summary of our property portfolio as of March 31, 2012:

Property portfolio:	Properties	Units	Beds
Wholly-owned operating properties:
Off-campus properties (1)	98	17,904	56,620
On-campus ACE	4	1,469	4,595
Subtotal – operating properties	102	19,373	61,215

Wholly-owned properties under development:
Off-campus properties	6	937	3,559
On-campus ACE	8	1,658	5,574
Subtotal – properties under development	14	2,595	9,133

Total wholly-owned properties	116	21,968	70,348

On-campus participating properties	4	1,863	4,519

Total owned property portfolio	120	23,831	74,867

Managed properties	27	9,125	22,914

Total property portfolio	147	32,956	97,781

(1)	Includes one property which contains a retail shopping center that we plan to redevelop into a mixed-use community including both student housing and retail.

Wholly-owned development activity

As of March 31, 2012, we had 14 properties under construction with estimated completion dates of August 2012 through September 2013.  Below is a summary of our properties under construction as of March 31, 2012:

Project	Project Type	Location	Primary University Served	Units	Beds	Estimated Project Cost	Total Costs Incurred	Scheduled to Open for Occupancy
University Pointe at College Station	ACE	Portland, OR	Portland State University	282	978	$87,800	$66,701	September 2012

Casas del Rio	ACE	Albuquerque, NM	University of New Mexico	283	1,028	39,400	18,895	August 2012

The Suites	ACE	Flagstaff, AZ	Northern Arizona University	275	550	28,100	15,997	August 2012

Hilltop Townhomes	ACE	Flagstaff, AZ	Northern Arizona University	144	576	32,500	19,979	August 2012

U Club on Frey	Off-Campus	Kennesaw, GA	Kennesaw State University	114	456	22,500	16,835	August 2012

Campus Edge on UTA Boulevard	Off-Campus	Arlington, TX	Univ. of Texas at Arlington	128	488	24,900	14,410	August 2012

U Club Townhomes on Marion Pugh	Off-Campus	College Station, TX	Texas A&M University	160	640	34,100	29,274	August 2012

Villas on Rensch	Off-Campus	Amherst, NY	University at Buffalo	153	610	44,800	34,400	August 2012

The Village at Overton Park	Off-Campus	Lubbock, TX	Texas Tech University	163	612	34,800	22,550	August 2012

Casa de Oro	ACE	Glendale, AZ	Arizona State University	109	365	14,600	5,989	August 2012

The Villas at Vista del Sol	ACE	Tempe, AZ	Arizona State University	104	400	21,900	12,136	August 2012
SUBTOTAL – 2012 DELIVERIES				1,915	6,703	385,400	257,166
Manzanita Hall	ACE	Tempe, AZ	Arizona State University	241	816	50,300	4,639	August 2013

The Callaway House	Off-Campus	Austin, TX	The University of Texas at Austin	219	753	60,100	5,300	August 2013

Drexel University	ACE	Philadelphia, PA	Drexel University	220	861	97,600	10,208	September 2013
SUBTOTAL – 2013 DELIVERIES				680	2,430	$208,000	$20,147
TOTAL – ALL PROJECTS				2,595	9,133	$593,400	$277,313

Acquisition

As discussed in more detail in Note 3 in the Notes to Consolidated Financial Statements contained in Item 8 herein, in January 2012, we acquired the remaining 90% interest in University Heights, a property located near the campus of the University of Tennessee, for a purchase price of $14.5 million.  This property was acquired from one of our joint ventures with Fidelity in which we previously held a 10% interest (“Fund II”).

Third-Party Development Services

Through ACC’s TRS entities, we provide development and construction management services for student housing properties owned by colleges and universities, charitable foundations and others.  During the three months ended March 31, 2012, we closed bond financing and commenced construction on a third-party development project located on the College of Staten Island campus in the City University of New York system.  This project has total third-party development fees of $2.6 million, with $1.3 million of those fees earned during the three months ended March 31, 2012. As of March 31, 2012, we were under contract on a total of five third-party development projects that are currently in progress and whose fees range from $0.5 million to $4.6 million. As of March 31, 2012, fees of approximately $3.6 million remained to be earned by us with respect to these projects, which have scheduled completion dates of August 2012 through August 2013.

ATM Equity Program

During the three months ended March 31, 2012, ACC sold approximately 1.8 million shares at a weighted average price of $41.61 per share under its 2011 at-the-market share offering program (the “ATM Equity Program”).  Net proceeds received under this program during the three months ended March 31, 2012 totaled approximately $73.9 million, after payment of approximately $1.1 million of commissions paid to sales agents.

Results of Operations

Comparison of the Three Months Ended March 31, 2012 and March 31, 2011

The following table presents our results of operations for the three months ended March 31, 2012 and 2011, including the amount and percentage change in these results between the two periods.

	Three Months Ended March 31,
	2012	2011	Change ($)	Change (%)
Revenues
Wholly-owned properties	$99,590	$85,625	$13,965	16.3%
On-campus participating properties	7,967	7,647	320	4.2%
Third-party development services	2,094	3,824	(1,730)	(45.2)%
Third-party management services	1,758	1,830	(72)	(3.9)%
Resident services	343	341	2	0.6%
Total revenues	111,752	99,267	12,485	12.6%

Operating expenses
Wholly-owned properties	43,723	37,594	6,129	16.3%
On-campus participating properties	2,495	1,744	751	43.1%
Third-party development and management services	2,785	2,682	103	3.8%
General and administrative	3,540	2,773	767	27.7%
Depreciation and amortization	24,399	21,237	3,162	14.9%
Ground/facility leases	964	1,156	(192)	(16.6)%
Total operating expenses	77,906	67,186	10,720	16.0%

Operating income	33,846	32,081	1,765	5.5%

Nonoperating income and (expenses)
Interest income	516	50	466	932.0%
Interest expense	(13,282)	(14,013)	731	(5.2)%
Amortization of deferred financing costs	(1,001)	(1,230)	229	(18.6)%
Income (loss) from unconsolidated joint ventures	444	(12)	456	(3,800.0)%
Other nonoperating loss	(122)	-	(122)	100.0%
Total nonoperating expenses	(13,445)	(15,205)	1,760	(11.6)%

Income before income taxes and discontinued operations	20,401	16,876	3,525	20.9%
Income tax provision	(156)	(143)	(13)	9.1%
Income from continuing operations	20,245	16,733	3,512	21.0%

Income attributable to discontinued operations	560	1,147	(587)	(51.2)%

Net income	20,805	17,880	2,925	16.4%
Net income attributable to noncontrolling interests
Redeemable noncontrolling interests	(287)	(287)	-	0.0%
Partially owned properties	(492)	(180)	(312)	173.3%
Net income attributable to noncontrolling interests	(779)	(467)	(312)	66.8%
Net income attributable to common shareholders	$20,026	$17,413	$2,613	15.0%

Same Store and New Property Operations

We define our same store property portfolio as wholly-owned properties that were owned and/or operating for both of the entire periods being compared, and which are not conducting or planning to conduct substantial development or redevelopment activities or are classified as Held for Sale in accordance with generally accepted accounting principles.

Same store revenues are defined as revenues generated from our same store portfolio and consist of rental revenue earned from student leases as well as other income items such as utility income, damages, parking income, summer conference rent, application and administration fees, income from retail tenants, and income earned by one of our taxable REIT subsidiaries (“TRS”) from ancillary activities such as the provision of food services.

Same store operating expenses are defined as operating expenses generated from our same store portfolio and include usual and customary expenses incurred to operate a property such as payroll, maintenance, utilities, marketing, general and administrative costs, insurance, property taxes, and bad debt.  Same store operating expenses also include an allocation of payroll and other administrative costs related to corporate management and oversight.

A reconciliation of our same store and new property operations to our consolidated statements of operations is set forth below:

	Same Store Properties		New Properties (1)		Total –All Properties (1)
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2012	2011	2012	2011	2012	2011
Number of properties	90	90	11	1	101	91
Number of beds	53,160	53,160	6,999	480	60,159	53,640

Revenues (2)	$87,879	$85,407	$12,054	$559	$99,933	$85,966
Operating expenses	37,986	37,332	5,737	262	43,723	37,594

(1)	Does not include 14 properties currently under construction and scheduled to open for occupancy in 2012 and 2013.
(2)	Includes revenues which are reflected as resident services revenue on the accompanying consolidated statements of operations.

Same Store Properties. The increase in revenue from our same store properties was primarily due to an increase in average rental rates for the 2011/2012 academic year.  Average occupancy for our same store portfolio remained relatively constant at 98.5% and 98.6% during the three months ended March 31, 2012 and 2011, respectively. Future revenues will be dependent on our ability to maintain our current leases in effect for the 2011/2012 academic year and our ability to obtain appropriate rental rates and desired occupancy for the 2012/2013 academic year at our various properties during our leasing period, which typically begins in January and ends in August.

The increase in operating expenses for our same store properties was primarily due to general inflationary increases, offset by a decrease in utility costs as a result of the mild winter weather experienced at many properties.  We anticipate that operating expenses for our same store property portfolio for the full year ended December 31, 2012 will increase slightly as compared with 2011 as a result of general inflation.

New Property Operations.  Our new properties consist of the following: (i) Campus Trails, a property that experienced significant property damage in April 2010 as a result of a fire in which 72 beds were destroyed and reopened for occupancy in August 2011; (ii) four owned development projects that opened for occupancy in August 2011; (iii) University Shoppes - Orlando, acquired in July 2011; (iv) Eagles Trail, acquired in September 2011, (v) Studio Green, acquired in November 2011; (vi) 26 West and The Varsity, both acquired in December 2011, and (vii) University Heights, acquired from Fund II in January 2012. These new properties contributed an additional $11.5 million of revenues and an additional $5.5 million of operating expenses during the three months ended March 31, 2012 as compared to the three months ended March 31, 2011.

On-Campus Participating Properties (“OCPP”) Operations

We had four participating properties containing 4,519 beds which were operating during the three months ended March 31, 2012 and 2011.  Revenues from our participating properties increased to $8.0 million during the three months ended March 31, 2012 from $7.7 million for the three months ended March 31, 2011, an increase of $0.3 million.  This increase was primarily a result of an increase in average rental rates during the three months ended March 31, 2012 as compared to the same period in the prior year, as well as an increase in average occupancy from 96.5% for the three months ended March 31, 2011 to 97.3% for the three months ended March 31, 2012.

At these properties, operating expenses increased from $1.7 million for the three months ended March 31, 2011 to $2.5 million for the three months ended March 31, 2012, an increase of $0.8 million.  This increase was primarily due to a utility refund of approximately $0.7 million received at one of the properties in 2011.  We anticipate that operating expenses in 2012 will increase slightly as compared with 2011 as a result of general inflation.

Third-Party Development Services Revenue

Third-party development services revenue decreased by approximately $1.7 million, from $3.8 million during the three months ended March 31, 2011 to $2.1 million for the three months ended March 31, 2012. This decrease was due to the closing of bond financing and commencement of construction for the Illinois State and Northern Illinois University projects during the three months ended March 31, 2011, which contributed an additional $3.4 million of revenue during that period. This decrease was offset by the closing of bond financing for the College of Staten Island project during the three months ended March 31, 2012, resulting in $1.3 million of revenue recognized in the current year. During the three months ended March 31, 2012, we had five projects in progress with an average contractual fee of approximately $2.3 million, as compared to the three months ended March 31, 2011 in which we had four projects in progress with an average contractual fee of approximately $3.0 million. Closing of additional third-party development projects during 2012 will be dependent upon our University clients obtaining project financing, as well as final determination of feasibility and execution and closing of definitive agreements.

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

General and Administrative

General and administrative expenses increased by approximately $0.7 million, from $2.8 million during the three months ended March 31, 2011 to $3.5 million for the three months ended March 31, 2012. This increase was primarily a result of additional salary and benefits expense, public company costs and other general inflationary factors during the three months ended March 31, 2012.  We anticipate general and administrative expenses to increase in 2012 as a result of increased salary and benefits expense, including restricted stock award amortization, increased public company expenses, anticipated increases in travel related expenditures and general inflationary increases.

Depreciation and Amortization

Depreciation and amortization increased by approximately $3.2 million, from $21.2 million during the three months ended March 31, 2011 to $24.4 million for the three months ended March 31, 2012. This increase was primarily due to additional depreciation and amortization expense of approximately $2.8 million recorded during the three months ended March 31, 2012 related to our acquisition of five properties during 2011 and one property during 2012, and the completion of construction and opening of four owned development properties in August 2011, which contributed an additional $1.1 million of depreciation expense. These increases were offset by a decrease in the amortization of in-place leases of $0.9 million related to 14 properties purchased from joint ventures with Fidelity in 2010.  The value assigned to in-place leases upon acquisition of the properties was fully amortized by the end of 2011. We expect depreciation and amortization expense to increase significantly in 2012 as a result of properties acquired during 2011 and 2012, the completion of four owned development projects in August 2011 and the anticipated completion of 11 owned development projects scheduled to open for occupancy in Fall 2012.

Ground/Facility Leases

Ground/facility leases expense decreased by approximately $0.2 million, from $1.2 million during the three months ended March 31, 2011 to $1.0 million for the three months ended March 31, 2012. This decrease was primarily due to a utility refund received in 2011 at one of our on-campus participating properties, which increased the University’s share of the cash flow available for distribution during the prior year.  We anticipate ground/facility leases expense to increase in 2012 as a result of the completion of construction and commencement of operations of two ACE development projects in August 2011 and the anticipated completion of six ACE development projects scheduled to open for occupancy in Fall 2012.

Interest Income

Interest income increased by approximately $0.4 million, from $0.1 million during the three months ended March 31, 2011 to $0.5 million for the three months ended March 31, 2012. This increase was due to interest earned on a loan made to the noncontrolling partner in a joint venture that owns The Varsity, a property purchased in December 2011.

Interest Expense

Interest expense decreased by approximately $0.7 million, from $14.0 million during the three months ended March 31, 2011 to $13.3 million for the three months ended March 31, 2012. We experienced a decrease in interest expense of $1.9 million during the three months ended March 31, 2012 as compared to the prior year as a result of mortgage and construction loans paid off during 2011 and 2012.  In addition, interest expense decreased as a result of an increase in capitalized interest of $1.2 million during the three months ended March 31, 2012 as compared to the prior year due to the timing and volume of construction activities on our owned development projects during the respective periods.  These decreases were offset by $2.4 million of additional interest expense on our corporate-level debt related to the additional $150 million we borrowed under our unsecured term loan, as well as increased borrowings under our revolving credit facility.  See Note 8 contained in Item 8 herein for a more detailed discussion of the amendment to our unsecured term loan and revolving credit facility executed in January 2012.

We expect interest expense to increase in 2012 as a result of the timing of increased borrowings under our unsecured term loan and an anticipated unsecured bond offering in 2012, which will be slightly offset by reduced interest expense due to the payoff of mortgage debt in 2011 and mortgage debt scheduled to mature in 2012, as well as increased capitalized interest associated with our increased owned development activity.

Amortization of Deferred Financing Costs

Amortization of deferred financing costs decreased approximately $0.2 million, from $1.2 million during the three months ended March 31, 2011 to $1.0 million for the three months ended March 31, 2012. This decrease was primarily a result of mortgage debt paid off during 2011 and 2012.  We expect amortization of deferred financing costs in 2012 to decrease as a result of mortgage debt paid off in 2011 and 2012.

Income (Loss) from Unconsolidated Joint Ventures

We reported income from unconsolidated joint ventures of $0.4 million for the three months ended March 31, 2012, as compared to loss from unconsolidated joint ventures of $12,000 for the three months ended March 31, 2011.  This increase was due to our share of a gain on debt restructuring recorded by Fund II during the three months ended March 31, 2012.  Immediately prior to our acquisition of University Heights from Fund II in January 2012, Fund II negotiated a Settlement Agreement with the lender of the property’s mortgage loan whereby the lender agreed to accept a discounted amount that was less than the original principal amount of the loan as payment in full.  Accordingly, Fund II recorded a gain on debt restructuring of $4.2 million, of which our 10% share was $0.4 million.

Other Nonoperating Loss

Other nonoperating loss of $0.1 million for the three months ended March 31, 2012 represents a loss recorded to remeasure our equity method investment in Fund II, in which we held a 10% interest, to fair value immediately prior to our acquisition in January 2012 of the remaining 90% interest in University Heights, the final property owned by Fund II.

Discontinued Operations

Discontinued operations on the accompanying consolidated statements of operations includes the following wholly-owned properties: (i) Pirates Cove, a property classified as Held for Sale as of March 31, 2012, (ii) Campus Club – Statesboro, sold in May 2011 for a sales price of $34.5 million; (iii) Villas on Apache, sold in April 2011 for a sales price of $14.8 million, (iv) River Club Apartments, sold in April 2011 for a sales price of $23.0 million; and (v) River Walk Townhomes, sold in April 2011 for a sales price of $9.7 million. Refer to Note 4 in the accompanying Notes to Consolidated Financial Statements contained in Item 8 herein for a table summarizing the results of operations of the properties classified within discontinued operations.

Liquidity and Capital Resources

Cash Balances and Cash Flows

As of March 31, 2012, excluding our on-campus participating properties, we had $39.8 million in cash and cash equivalents and restricted cash as compared to $37.0 million in cash and cash equivalents and restricted cash as of December 31, 2011.  Restricted cash primarily consists of escrow accounts held by lenders and resident security deposits, as required by law in certain states.  The following discussion relates to changes in cash due to operating, investing and financing activities, which are presented in our consolidated statements of cash flows included in Item 8 herein.

Operating Activities:  For the three months ended March 31, 2012, net cash provided by operating activities was approximately $49.6 million, as compared to $27.6 million for the three months ended March 31, 2011, an increase of $22.0 million.  This increase in cash provided by operating activities was primarily due to operating cash flows provided from the timing of the acquisition of five properties in 2011 and one property in January 2012, the completion of construction and opening of four owned development projects in August 2011, and improved operations at our same store wholly-owned properties.

Investing Activities: Investing activities utilized approximately $123.2 million and $40.7 million for the three months ended March 31, 2012 and 2011, respectively.  The $82.5 million increase in cash utilized in investing activities was primarily a result of the following: (i) a $58.8 million increase in cash used to fund the construction of our wholly-owned development properties, as 14 wholly-owned properties were under construction during the three months ended March 31, 2012, as compared to four wholly-owned properties that were under construction during the three months ended March 31, 2011; and (ii) a $21.6 million increase in cash paid to acquire property and undeveloped land.

Financing Activities: Cash provided by financing activities totaled approximately $83.8 million for the three months ended March 31, 2012 as compared to $68.5 million used for financing activities for the three months ended March 31, 2011.  The $152.3 million increase in cash provided by financing activities was primarily a result of the following: (i) a $62.6 million increase in net proceeds raised through the issuance of common stock; (ii) a $38.3 million decrease in cash used to pay off maturing mortgage debt; (iii) a $31.2 million increase in proceeds from construction loans used to partially fund the construction of three wholly-owned development properties, scheduled to open for occupancy in August and September 2012; and (iv) a $27.0 million increase in proceeds (net of paydowns) received from our unsecured credit facility during the three months ended March 31, 2012, which was used toward the acquisition of a property, an undeveloped land parcel and the pay off of a mortgage loan.  These increases were offset by (i) a $2.6 million increase in distributions to stockholders during the three months ended March 31, 2012, as a result of the issuance of common stock in connection with our ATM Equity Programs; and (ii) $3.2 million in debt issuance costs paid during the three months ended March 31, 2012 to amend our unsecured credit facility.

Liquidity Needs, Sources and Uses of Capital

As of March 31, 2012, our short-term liquidity needs included, but were not limited to, the following: (i) anticipated distribution payments to our common and restricted stockholders totaling approximately $101.6 million based on an assumed annual cash distribution of $1.35 per share based on the number of our shares outstanding as of March 31, 2012, (ii) anticipated distribution payments to our Operating Partnership unitholders totaling approximately $1.4 million based on an assumed annual distribution of $1.35 per common unit and a cumulative preferential per annum cash distribution rate of 5.99% on our Series A preferred units based on the number of units outstanding as of March 31, 2012, (iii) the pay-off of approximately $65.9 million of fixed-rate mortgage debt scheduled to mature during the next 12 months, (iv) estimated development costs over the next 12 months totaling approximately $285.8 million for 14 wholly-owned properties currently under construction, (v) funds for other development projects scheduled to commence construction during the next 12 months, and (vi) potential future property acquisitions.

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

   ATM Equity Programs

As discussed in more detail in Note 9 in the accompanying Notes to Consolidated Financial Statements contained in Item 8 herein, during the three months ended March 31, 2012, we utilized our ATM share offering program to sell shares of our common stock into the existing trading market at current market prices.  As of March 31, 2012, we had approximately $149.7 million available for issuance under our 2011 ATM Equity Program.

Unsecured Credit Facility

As discussed in more detail in Note 8 and Note 12 in the accompanying Notes to Consolidated Financial Statements contained in Item 8 herein, in January 2012, we entered into a First Amendment to Third Amended and Restated Credit Agreement (the “First Amendment”).  Pursuant to the First Amendment, our $200 million unsecured term loan was increased in size to $350 million, maturity dates were extended on both our term loan and revolving credit facility, and interest rate spreads were lowered to reflect current market terms.  In January 2012, we also entered into multiple interest rate swap agreements with notional amounts totaling $350 million that effectively fix our interest rate to 2.54% (0.89% + 1.65% spread) on the outstanding balance of our unsecured term loan.

As of March 31, 2012, the balance outstanding on our revolving credit facility totaled $150.0 million, bearing interest at a weighted average annual rate of 2.00%, and availability under the revolving credit facility totaled $300.0 million.  The terms of the combined Credit Facility include certain restrictions and covenants, as discussed more fully in Note 8 in the accompanying Notes to Consolidated Financial Statements contained in Item 8 herein, including covenants that restrict the amount of distributions that we can pay.  As of March 31, 2012, we were in compliance with all such covenants.

Secured Agency Facility

As discussed in more detail in Note 8 in the accompanying Notes to Consolidated Financial Statements contained in Item 8 herein, we also have a $125 million secured revolving credit facility with a Freddie Mac lender.  As of March 31, 2012, the balance outstanding on the facility totaled $116.0 million, bearing interest at a weighted average annual rate of 2.44%.  The secured agency facility includes some, but not all, of the same financial covenants as the Credit Facility, as described above.  As of March 31, 2012, we were in compliance with all such covenants.

Distributions

We are required to distribute 90% of our REIT taxable income (excluding capital gains) on an annual basis in order to qualify as a REIT for federal income tax purposes.  Distributions to common stockholders are at the discretion of ACC’s Board of Directors. We may use borrowings under our unsecured revolving credit facility to fund distributions.  The Board of Directors considers a number of factors when determining distribution levels, including market factors and our Company’s performance in addition to REIT requirements.

On May 2, 2012, we declared a first quarter 2012 distribution per share of $0.3375, which will be paid on May 29, 2012 to all common stockholders of record as of May 15, 2012.  At the same time, the Operating Partnership will pay an equivalent amount per unit to holders of common units, as well as the quarterly cumulative preferential distribution to holders of Series A preferred units.

Pre-Development Expenditures

Our third-party and owned development activities have historically required us to fund pre-development expenditures such as architectural fees, permits and deposits.  The closing and/or commencement of construction of these development projects is subject to a number of risks such as our inability to obtain financing on favorable terms and delays or refusals in obtaining necessary zoning, land use, building, and other required governmental permits and authorizations  As such, we cannot always predict accurately the liquidity needs of these activities.  We frequently incur these pre-development expenditures before a financing commitment and/or required permits and authorizations have been obtained.  Accordingly, we bear the risk of the loss of these pre-development expenditures if financing cannot ultimately be arranged on acceptable terms or we are unable to successfully obtain the required permits and authorizations.  Historically, our third-party and owned development projects have been successfully structured and financed; however, these developments have at times been delayed beyond the period initially scheduled, causing revenue to be recognized in later periods.  As of March 31, 2012, we have deferred approximately $12.8 million in pre-development costs related to third-party and owned development projects that have not yet commenced construction.

Indebtedness

As of March 31, 2012, we had approximately $1,482.3 million of outstanding consolidated indebtedness (excluding net unamortized debt discounts and debt premiums of approximately $4.8 million and $9.6 million, respectively), comprised of a $350.0 million balance on our unsecured term loan, $116.0 million balance on our secured agency facility, $150.0 million balance on our unsecured revolving credit facility, $787.1 million in mortgage and construction loans secured by our wholly-owned properties, $32.0 million in mortgage loans secured by two phases of an on-campus participating property and $47.2 million in bond issuances secured by three of our on-campus participating properties.  The weighted average interest rate on our consolidated indebtedness as of March 31, 2012 was 4.23% per annum.  As of March 31, 2012, approximately 22.0% of our total consolidated indebtedness was variable rate debt, comprised of our secured agency facility, unsecured revolving credit facility and three construction loans discussed below.

Wholly-Owned Properties

Mortgage debt:  The weighted average interest rate of the $726.5 million of wholly-owned mortgage debt was 5.59% per annum as of March 31, 2012.  Each of the mortgage loans is a non-recourse obligation subject to customary exceptions.  Each of these mortgages has a 30-year amortization, and none are cross-defaulted or cross-collateralized to any other indebtedness.  The loans generally may not be prepaid prior to maturity; in certain cases prepayment is allowed, subject to prepayment penalties.

Construction loans:  The development and construction of two on-campus ACE properties (The Suites and Hilltop Townhomes), which are scheduled to complete construction and open for occupancy in August 2012, are partially financed on a combined basis with a $45.4 million construction loan.  For each borrowing we have the option of choosing the Prime rate or one-, two-, three-, or six-month LIBOR plus 2.35%.  The loan requires payments of interest only during the term of the loan and any accrued interest and outstanding borrowings become due on the maturity date of May 16, 2014.  The term of loan can be extended through May 2016 through the exercise of two 12-month extension options.  As of March 31, 2012, the balance outstanding on the construction loan totaled $17.3 million, bearing interest at a weighted average rate per annum of 2.59%.  In addition, the development and construction of University Pointe at College Station, an on-campus ACE property scheduled to complete construction and open for occupancy in September 2012, is partially financed with a $57.5 million construction loan.  For each borrowing we have the option of choosing the Prime rate or one-, two-, three-, or six-month LIBOR plus 2.65%.  The loan requires payments of interest only during the term of the loan and any accrued interest and outstanding borrowings become due on the maturity date of December 2, 2013.  The term of loan can be extended through December 2017 through the exercise of two 24-month extension options.  As of March 31, 2012, the balance outstanding on the construction loan totaled $34.9 million, bearing interest at a weighted average rate per annum of 2.89%.

In addition, as discussed in more detail in Note 5 in the accompanying Notes to Consolidated Financial Statements contained in Item 8 herein, we are consolidating a variable interest entity (“VIE”) that owns the University Edge property located in Kent, Ohio.  As a result, our construction loan payable balance includes $8.3 million related to the construction loan that is financing the development and construction of this property, which is anticipated to be complete in August 2012.  The total amount of the construction loan is $24.8 million, bearing interest at 3.0% per annum as of March 31, 2012.  The loan matures on January 29, 2014.  As the Company is not legally a party to this loan, and is only including the loan in its consolidated financial statements to comply with accounting guidance related to VIE’s, the creditor of this construction loan does not have recourse to the assets of the Company.

On-Campus Participating Properties

Bonds:  As discussed in Note 8 in the Notes to Consolidated Financial Statements contained in Item 8 herein, three of our on-campus participating properties are 100% financed with project-based taxable bonds.  As of March 31, 2012, the bonds carry a balance of $47.2 million and bear interest at a weighted average rate per annum of 7.53%.  The loans encumbering the leasehold interests are non-recourse, subject to customary exceptions.

Mortgage loans:  The Cullen Oaks Phase I and Phase II on-campus participating properties are currently encumbered by mortgage loans with balances as of March 31, 2012 of approximately $15.9 million and $16.1 million, respectively.  The loans mature in February 2014 and bear interest at a rate of LIBOR plus 1.35%.  In connection with these loans, we entered into an interest rate swap agreement effective February 15, 2007 through February 15, 2014, that is designated to hedge our exposure to fluctuations on interest payments attributed to changes in interest rates associated with payments on the loans.  Under the terms of the interest rate swap agreement, we pay a fixed rate of 6.69% per annum and receive a floating rate of LIBOR plus 1.35%.  We have guaranteed payment of this property’s indebtedness.

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

We also believe it is meaningful to present a measure we refer to as FFO-Modified, or FFOM, which reflects certain adjustments related to the economic performance of our on-campus participating properties and other nonrecurring items.  Under our participating ground leases, we and the participating university systems each receive 50% of the properties’ net cash available for distribution after payment of operating expenses, debt service (which includes significant amounts towards repayment of principal) and capital expenditures.  A substantial portion of our revenues attributable to these properties is reflective of cash that is required to be used for capital expenditures and for the amortization of applicable property indebtedness. These amounts do not increase our economic interest in these properties or otherwise benefit us since our interest in the properties terminates upon the repayment of the applicable property indebtedness.  Therefore, unlike the ownership of our wholly-owned properties, the unique features of our ownership interest in our on-campus participating properties cause the value of these properties to diminish over time.   For example, since the ground/facility leases under which we operate the participating properties require the reinvestment from operations of specified amounts for capital expenditures and for the repayment of debt while our interest in these properties terminates upon the repayment of the debt, such capital expenditures do not increase the value of the property to us and mortgage debt amortization only increases the equity of the ground lessor. Accordingly, we believe it is meaningful to modify FFO to exclude the operations of our on-campus participating properties and to consider their impact on our performance by including only that portion of our revenues from those properties that are reflective of our share of net cash flow and the management fees that we receive, both of which increase and decrease with the operating performance of the properties.  This narrower measure of performance measures our profitability for these properties in a manner that is similar to the measure of our profitability from our services business where we similarly incur no initial or ongoing capital investment in a property and derive only consequential benefits from capital expenditures and debt amortization. We believe, however, that this narrower measure of performance is inappropriate in traditional real estate ownership structures where debt amortization and capital expenditures enhance the property owner’s long-term profitability from its investment.

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

The following table presents a reconciliation of our net income attributable to common shareholders to FFO and FFOM:

	Three Months Ended March 31,
	2012	2011
Net income attributable to American Campus Communities, Inc. and Subsidiaries	$20,026	$17,413
Noncontrolling interests (1)	381	467
(Income) loss from unconsolidated joint ventures	(444)	12
FFO from unconsolidated joint ventures (2)	429	4
Real estate related depreciation and amortization	24,005	21,907
Funds from operations (“FFO”)	44,397	39,803

Elimination of operations of on-campus participating properties:
Net income from on-campus participating properties	(2,498)	(2,642)
Amortization of investment in on-campus participating properties	(1,155)	(1,098)
	40,744	36,063
Modifications to reflect operational performance of on-campus participating properties:
Our share of net cash flow (3)	550	841
Management fees	362	350
Impact of on-campus participating properties	912	1,191
Elimination of gain on debt restructuring - unconsolidated joint venture (4)	(424)	-
Loss on remeasurement of equity method investment (5)	122	-
Funds from operations – modified (“FFOM”)	$41,354	$37,254

FFO per share – diluted	$0.59	$0.58

FFOM per share – diluted	$0.55	$0.54

Weighted average common shares outstanding - diluted	75,878,010	68,610,982

(1)
The adjustment to FFO for noncontrolling interests’ share of net income excludes $0.4 million of income attributable to the noncontrolling partner in The Varsity, a property purchased in December 2011 from a seller that retained a 20.5% noncontrolling interest in the property.

(2)
Represents our share of the FFO from two joint ventures in which we are or were a noncontrolling partner.  Includes the Hampton Roads Military Housing joint venture in which we have a minimal economic interest as well as our 10% noncontrolling interest in Fund II.  In January 2012, we purchased the full ownership interest in the one remaining property owned by Fund II (University Heights).  Subsequent to the acquisition, the property is now wholly-owned and is consolidated by us.

(3)
50% of the properties’ net cash available for distribution after payment of operating expenses, debt service (including repayment of principal) and capital expenditures.  Represents amounts accrued for the interim periods.

(4)
Immediately prior to our purchase of University Heights from Fund II, Fund II negotiated a Settlement Agreement with the lender of the property’s mortgage loan whereby the lender agreed to accept a discounted amount that was less than the original principal amount of the loan as payment in full.  Accordingly, Fund II recorded a gain on debt restructuring to reflect the discounted payoff.  Our 10% share of such gain is reflected above as an adjustment to FFOM.

(5)
Represents a non-cash loss recorded to remeasure our equity method investment in Fund II to fair value as a result of our purchase of the full ownership interest in University Heights from Fund II in January 2012.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss from adverse changes in market prices and interest rates.   Our future earnings and cash flows are dependent upon prevailing market rates.  Accordingly, we manage our market risk by matching projected cash inflows from operating, investing and financing activities with projected cash outflows for debt service, acquisitions, capital expenditures, distributions to stockholders and unitholders, and other cash requirements.  The majority of our outstanding debt has fixed interest rates, which minimizes the risk of fluctuating interest rates.  Our exposure to market risk includes interest rate fluctuations in connection with our revolving credit facilities and variable rate construction loans and our ability to incur more debt without stockholder approval, thereby increasing our debt service obligations, which could adversely affect our cash flows.   No material changes have occurred in relation to market risk since our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 4.  Controls and Procedures

American Campus Communities, Inc.

(a)	Evaluation of Disclosure Controls and Procedures

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

(b)	Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

American Campus Communities Operating Partnership, L.P.

(a)	Evaluation of Disclosure Controls and Procedures

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

(b)	Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 6.  Exhibits

Exhibit Number	Description of Document
31.1	American Campus Communities, Inc. - Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	American Campus Communities, Inc. - Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	American Campus Communities Operating Partnership, L.P. - Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	American Campus Communities Operating Partnership, L.P. - Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	American Campus Communities, Inc. - Certification of Chief Executive Officer Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	American Campus Communities, Inc. - Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3
American Campus Communities Operating Partnership, L.P. - Certification of Chief Executive Officer Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.4
American Campus Communities Operating Partnership, L.P. - Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Dated:	May 10, 2012

AMERICAN CAMPUS COMMUNITIES, INC.

By:	/s/ William C. Bayless, Jr.

William C. Bayless, Jr. President and Chief Executive Officer

By:	/s/ Jonathan A. Graf

Jonathan A. Graf Executive Vice President, Chief Financial Officer, Treasurer and Secretary

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	May 10, 2012

AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP LP

By:	American Campus Communities Holdings, LLC, its general partner

By: American Campus Communities, Inc., its sole member

By:	/s/ William C. Bayless, Jr.

William C. Bayless, Jr. President and Chief Executive Officer

By:	/s/ Jonathan A. Graf

Jonathan A. Graf Executive Vice President, Chief Financial Officer, Treasurer and Secretary