Form 10-Q
period 2012-06-30
AMERICAN CAMPUS COMMUNITIES INC; American Campus Communities Operating Partnership LP
filed 2012-08-09
CIK 1283630, 1357369

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012.

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
American Campus Communities Operating Partnership, L.P                                 Yes ☐  No ☒

There were 91,982,368 shares of the American Campus Communities, Inc.’s common stock with a par value of $0.01 per share outstanding as of the close of business on July 31, 2012.

EXPLANATORY NOTE

This report combines the reports on Form 10-Q for the quarterly period ended June 30, 2012 of American Campus Communities, Inc. and American Campus Communities Operating Partnership, L.P..  Unless stated otherwise or the context otherwise requires, references to “ACC” mean American Campus Communities, Inc. a Maryland real estate investment trust (“REIT”), and references to “ACCOP” mean American Campus Communities Operating Partnership, L.P., a Maryland limited partnership.  References to the “Company,” “we,” “us” or “our” mean collectively ACC, ACCOP and those entities/subsidiaries owned or controlled by ACC and/or ACCOP.  References to the “Operating Partnership” mean collectively ACCOP and those entities/subsidiaries owned or controlled by ACCOP. The following chart illustrates the Company’s and the Operating Partnership’s corporate structure:

The general partner of ACCOP is American Campus Communities Holdings, LLC (“ACC Holdings”), an entity that is wholly-owned by ACC. As of June 30, 2012, ACC Holdings held an ownership interest in ACCOP of less than 1%. The limited partners of ACCOP are ACC and other limited partners consisting of current and former members of management and nonaffiliated third parties.  As of June 30, 2012, ACC owned an approximate 98.7% limited partnership interest in ACCOP.  As the sole member of the general partner of ACCOP, ACC has exclusive control of ACCOP’s day-to-day management.  Management operates the Company and the Operating Partnership as one business. The management of ACC consists of the same members as the management of ACCOP. The Company is structured as an umbrella partnership REIT (“UPREIT”) and ACC contributes all net proceeds from its various equity offerings to the Operating Partnership. In return for those contributions, ACC receives a number of units of ACCOP (“OP Units,” see definition below) equal to the number of common shares it has issued in the equity offering. Contributions of properties to the Company can be structured as tax-deferred transactions through the issuance of OP Units in ACCOP.  Based on the terms of ACCOP’s partnership agreement, OP Units can be exchanged for ACC’s common shares on a one-for-one basis. The Company maintains a one-for-one relationship between the OP Units of ACCOP issued to ACC and ACC Holdings and the common shares issued to the public. The Company believes that combining the reports on Form 10-Q of the Company and the Operating Partnership into this single report provides the following benefits:

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

ACC consolidates ACCOP for financial reporting purposes, and ACC essentially has no assets or liabilities other than its investment in ACCOP. Therefore, the assets and liabilities of the Company and the Operating Partnership are the same on their respective financial statements. However, the Company believes it is important to understand the few differences between the Company and the Operating Partnership in the context of how the entities operate as a consolidated company. All of the Company’s property ownership, development and related business operations are conducted through the Operating Partnership. ACC also issues public equity from time to time and guarantees certain debt of ACCOP, as disclosed in this report. ACC does not have any indebtedness, as all debt is incurred by the Operating Partnership. The Operating Partnership holds substantially all of the assets of the Company, including the Company’s ownership interests in its joint ventures. The Operating Partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity.  Except for the net proceeds from ACC’s equity offerings, which are contributed to the capital of ACCOP in exchange for OP Units on a one-for-one common share per OP Unit basis, the Operating Partnership generates all remaining capital required by the Company’s business. These sources include, but are not limited to, the Operating Partnership’s working capital, net cash provided by operating activities, borrowings under its credit facilities, and proceeds received from the disposition of certain properties.  Noncontrolling interests, stockholders’ equity, and partners’ capital are the main areas of difference between the consolidated financial statements of the Company and those of the Operating Partnership. The noncontrolling interests in the Operating Partnership’s financial statements consist of the interests of unaffiliated partners in various consolidated joint ventures. The noncontrolling interests in the Company’s financial statements include the same noncontrolling interests at the Operating Partnership level and OP Unit holders of ACCOP. The differences between stockholders’ equity and partners’ capital result from differences in the equity issued at the Company and Operating Partnership levels.

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

FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2012

TABLE OF CONTENTS

		PAGE NO.

PART I.

Item 1.	Consolidated Financial Statements of American Campus Communities, Inc. and Subsidiaries:

	Consolidated Balance Sheets as of June 30, 2012 (unaudited) and December 31, 2011	1

	Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2012 and 2011 (all unaudited)	2

	Consolidated Statement of Changes in Equity for the six months ended June 30, 2012 (unaudited)	3

	Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011 (all unaudited)	4

	Consolidated Financial Statements of American Campus Communities Operating Partnership, L.P. and Subsidiaries:

	Consolidated Balance Sheets as of June 30, 2012 (unaudited) and December 31, 2011	5

	Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2012 and 2011 (all unaudited)	6

	Consolidated Statement of Changes in Capital for the six months ended June 30, 2012 (unaudited)	7

	Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011 (all unaudited)	8

	Notes to Consolidated Financial Statements of American Campus Communities, Inc. and Subsidiaries and American Campus Communities Operating Partnership, L.P. and Subsidiaries	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28

Item 3.	Quantitative and Qualitative Disclosure about Market Risk	45

Item 4.	Controls and Procedures	45

PART II.

Item 6.	Exhibits	46

SIGNATURES		47

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30, 2012	December 31, 2011
	(Unaudited)
Assets

Investments in real estate:
Wholly-owned properties, net	$3,016,961	$2,761,757
Wholly-owned property held for sale	-	27,300
On-campus participating properties, net	58,298	59,850
Investments in real estate, net	3,075,259	2,848,907

Cash and cash equivalents	17,606	22,399
Restricted cash	39,803	22,956
Student contracts receivable, net	3,908	5,324
Other assets	103,933	108,996

Total assets	$3,240,509	$3,008,582

Liabilities and equity

Liabilities:
Secured mortgage, construction and bond debt	$919,847	$858,530
Unsecured term loan	350,000	200,000
Unsecured revolving credit facility	241,000	273,000
Secured agency facility	116,000	116,000
Accounts payable and accrued expenses	38,144	36,884
Other liabilities	76,122	77,840
Total liabilities	1,741,113	1,562,254

Commitments and contingencies (Note 14)

Redeemable noncontrolling interests	42,884	42,529

Equity:
American Campus Communities, Inc. stockholders’ equity: Common stock, $.01 par value, 800,000,000 shares authorized, 74,732,368 and 72,759,546 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	744	725
Additional paid in capital	1,737,397	1,664,416
Accumulated earnings and dividends	(305,054)	(286,565)
Accumulated other comprehensive loss	(5,165)	(3,360)
Total American Campus Communities, Inc. stockholders’ equity	1,427,922	1,375,216
Noncontrolling interests - partially owned properties	28,590	28,583
Total equity	1,456,512	1,403,799

Total liabilities and equity	$3,240,509	$3,008,582

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues
Wholly-owned properties	$96,561	$81,801	$196,151	$167,425
On-campus participating properties	4,712	4,457	12,679	12,104
Third-party development services	3,866	758	5,960	4,582
Third-party management services	1,638	1,803	3,396	3,633
Resident services	185	274	528	615
Total revenues	106,962	89,093	218,714	188,359

Operating expenses
Wholly-owned properties	45,160	37,348	88,883	74,942
On-campus participating properties	2,801	2,881	5,296	4,625
Third-party development and management services	2,626	2,631	5,411	5,313
General and administrative	4,638	3,278	8,178	6,051
Depreciation and amortization	24,482	21,477	48,881	42,712
Ground/facility leases	804	658	1,768	1,814
Total operating expenses	80,511	68,273	158,417	135,457

Operating income	26,451	20,820	60,297	52,902

Nonoperating income and (expenses)
Interest income	414	159	930	209
Interest expense	(12,808)	(12,178)	(26,090)	(26,191)
Amortization of deferred financing costs	(981)	(1,329)	(1,982)	(2,559)
(Loss) income from unconsolidated joint ventures	-	(13)	444	(25)
Other nonoperating loss	-	-	(122)	-
Total nonoperating expenses	(13,375)	(13,361)	(26,820)	(28,566)

Income before income taxes and discontinued operations	13,076	7,459	33,477	24,336
Income tax provision	(156)	(142)	(312)	(285)
Income from continuing operations	12,920	7,317	33,165	24,051
Discontinued operations
Income attributable to discontinued operations	4	290	564	1,436
Gain from disposition of real estate	83	14,574	83	14,574
Total discontinued operations	87	14,864	647	16,010
Net income	13,007	22,181	33,812	40,061
Net income attributable to noncontrolling interests
Redeemable noncontrolling interests	(188)	(334)	(475)	(621)
Partially owned properties	(491)	(107)	(983)	(287)
Net income attributable to noncontrolling interests	(679)	(441)	(1,458)	(908)
Net income attributable to common shareholders	$12,328	$21,740	$32,354	$39,153
Other comprehensive (loss) income
Change in fair value of interest rate swaps	(5,209)	182	(1,805)	927
Comprehensive income	$7,119	$21,922	$30,549	$40,080
Income per share attributable to common shareholders - basic
Income from continuing operations per share	$0.16	$0.10	$0.42	$0.34
Net income per share	$0.16	$0.31	$0.43	$0.57
Income per share attributable to common shareholders - diluted
Income from continuing operations per share	$0.16	$0.10	$0.41	$0.34
Net income per share	$0.16	$0.31	$0.42	$0.57
Weighted-average common shares outstanding
Basic	74,718,934	68,655,732	74,467,893	67,810,944
Diluted	75,305,780	69,211,856	75,085,040	68,387,966

Distributions declared per common share	$0.3375	$0.3375	$0.675	$0.675

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(unaudited, in thousands, except share data)

	Common Shares	Par Value of Common Shares	Additional Paid in Capital	Accumulated Earnings and Dividends	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
Equity, December 31, 2011	72,759,546	$725	$1,664,416	$(286,565)	$(3,360)	$28,583	$1,403,799
Net proceeds from sale of common stock	1,802,306	18	73,205	-	-	-	73,223
Adjustments to reflect redeemable noncontrolling interests at fair value	-	-	(1,489)	-	-	-	(1,489)
Amortization of restricted stock awards	-	-	2,623	-	-	-	2,623
Vesting of restricted stock awards	113,345	-	(2,156)	-	-	-	(2,156)
Distributions to common and restricted stockholders	-	-	-	(50,843)	-	-	(50,843)
Distributions to joint venture partners	-	-	-	-	-	(976)	(976)
Conversion of common units to common stock	57,171	1	888	-	-	-	889
Redemption of common units	-	-	(90)	-	-	-	(90)
Change in fair value of interest rate swaps	-	-	-	-	(1,805)	-	(1,805)
Net income	-	-	-	32,354	-	983	33,337
Equity, June 30, 2012	74,732,368	$744	$1,737,397	$(305,054)	$(5,165)	$28,590	$1,456,512

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2012	2011
Operating activities
Net income	$33,812	$40,061
Adjustments to reconcile net income to net cash provided by operating activities:
Gain from disposition of real estate	(83)	(14,574)
Loss on remeasurement of equity method investment	122	-
Depreciation and amortization	48,881	44,376
Amortization of deferred financing costs and debt premiums/discounts	1,444	(419)
Share-based compensation	2,623	2,191
(Income) loss from unconsolidated joint ventures	(444)	25
Income tax provision	312	285
Changes in operating assets and liabilities:
Restricted cash	(2,755)	(1,880)
Student contracts receivable, net	1,487	2,120
Other assets	4,429	(9,444)
Accounts payable and accrued expenses	(4,131)	(5,704)
Other liabilities	(4,338)	(4,284)
Net cash provided by operating activities	81,359	52,753

Investing activities
Net proceeds from disposition of real estate	28,167	80,883
Cash paid for property acquisitions	(55,844)	-
Cash paid for land acquisitions	(19,706)	(7,970)
Capital expenditures for wholly-owned properties	(9,652)	(9,258)
Investments in wholly-owned properties under development	(188,662)	(72,490)
Capital expenditures for on-campus participating properties	(762)	(907)
Cash paid for increased ownership in consolidated subsidiaries	-	(3,275)
Investment in loan receivable	(7,211)	-
Repayment of mezzanine loan	4,000	-
Increase in escrow deposits	(12,196)	(445)
Change in restricted cash related to capital reserves	(299)	1,080
Proceeds from insurance settlement	-	1,546
Purchase of corporate furniture, fixtures and equipment	(744)	(727)
Net cash used in investing activities	(262,909)	(11,563)

Financing activities
Proceeds from sale of common stock	75,000	83,727
Offering costs	(1,631)	(1,418)
Pay-off of mortgage and construction loans	(16,180)	(225,528)
Proceeds from unsecured term loan	150,000	200,000
Pay-off of secured term loan	-	(100,000)
Proceeds from credit facilities	155,000	60,000
Paydowns of credit facilities	(187,000)	(65,000)
Proceeds from construction loans	62,057	-
Principal payments on debt	(5,330)	(4,424)
Change in construction accounts payable	847	-
Redemption of common units for cash	(132)	-
Debt issuance and assumption costs	(3,377)	(6,750)
Distributions to common and restricted stockholders	(50,843)	(46,080)
Distributions to noncontrolling partners	(1,654)	(961)
Net cash provided by (used in) financing activities	176,757	(106,434)

Net change in cash and cash equivalents	(4,793)	(65,244)
Cash and cash equivalents at beginning of period	22,399	113,507
Cash and cash equivalents at end of period	$17,606	$48,263

Supplemental disclosure of non-cash investing and financing activities
Loans assumed in connection with property acquisitions	$(19,004)	$-
Change in fair value of derivative instruments, net	$(1,805)	$927

Supplemental disclosure of cash flow information
Interest paid	$31,359	$29,393

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)

	June 30, 2012	December 31, 2011
	(Unaudited)
Assets

Investments in real estate:
Wholly-owned properties, net	$3,016,961	$2,761,757
Wholly-owned property held for sale	-	27,300
On-campus participating properties, net	58,298	59,850
Investments in real estate, net	3,075,259	2,848,907

Cash and cash equivalents	17,606	22,399
Restricted cash	39,803	22,956
Student contracts receivable, net	3,908	5,324
Other assets	103,933	108,996

Total assets	$3,240,509	$3,008,582

Liabilities and capital

Liabilities:
Secured mortgage, construction and bond debt	$919,847	$858,530
Unsecured term loan	350,000	200,000
Unsecured revolving credit facility	241,000	273,000
Secured agency facility	116,000	116,000
Accounts payable and accrued expenses	38,144	36,884
Other liabilities	76,122	77,840
Total liabilities	1,741,113	1,562,254

Commitments and contingencies (Note 14)

Redeemable limited partners	42,884	42,529

Capital:
Partners’ capital:
General partner – 12,222 OP units outstanding at both June 30, 2012 and December 31, 2011	122	125
Limited partner - 74,720,146 and 72,747,324 OP units outstanding at June 30, 2012 and December 31, 2011, respectively	1,432,965	1,378,451
Accumulated other comprehensive loss	(5,165)	(3,360)
Total partners’ capital	1,427,922	1,375,216
Noncontrolling interests - partially owned properties	28,590	28,583
Total capital	1,456,512	1,403,799

Total liabilities and capital	$3,240,509	$3,008,582

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands, except unit and per unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues
Wholly-owned properties	$96,561	$81,801	$196,151	$167,425
On-campus participating properties	4,712	4,457	12,679	12,104
Third-party development services	3,866	758	5,960	4,582
Third-party management services	1,638	1,803	3,396	3,633
Resident services	185	274	528	615
Total revenues	106,962	89,093	218,714	188,359

Operating expenses
Wholly-owned properties	45,160	37,348	88,883	74,942
On-campus participating properties	2,801	2,881	5,296	4,625
Third-party development and management services	2,626	2,631	5,411	5,313
General and administrative	4,638	3,278	8,178	6,051
Depreciation and amortization	24,482	21,477	48,881	42,712
Ground/facility leases	804	658	1,768	1,814
Total operating expenses	80,511	68,273	158,417	135,457

Operating income	26,451	20,820	60,297	52,902

Nonoperating income and (expenses)
Interest income	414	159	930	209
Interest expense	(12,808)	(12,178)	(26,090)	(26,191)
Amortization of deferred financing costs	(981)	(1,329)	(1,982)	(2,559)
(Loss) income from unconsolidated joint ventures	-	(13)	444	(25)
Other nonoperating loss	-	-	(122)	-
Total nonoperating expenses	(13,375)	(13,361)	(26,820)	(28,566)

Income before income taxes and discontinued operations	13,076	7,459	33,477	24,336
Income tax provision	(156)	(142)	(312)	(285)
Income from continuing operations	12,920	7,317	33,165	24,051
Discontinued operations
Income attributable to discontinued operations	4	290	564	1,436
Gain from disposition of real estate	83	14,574	83	14,574
Total discontinued operations	87	14,864	647	16,010
Net income	13,007	22,181	33,812	40,061
Net income attributable to noncontrolling interests – partially owned properties	(491)	(107)	(983)	(287)
Net income attributable to American Campus Communities Operating Partnership, L.P.	12,516	22,074	32,829	39,774
Series A preferred unit distributions	(45)	(45)	(91)	(91)
Net income available to common unitholders	$12,471	$22,029	$32,738	$39,683
Other comprehensive (loss) income
Change in fair value of interest rate swaps	(5,209)	182	(1,805)	927
Comprehensive income	$7,262	$22,211	$30,933	$40,610
Income per unit attributable to common unitholders – basic
Income from continuing operations per unit	$0.16	$0.10	$0.42	$0.34
Net income per unit	$0.16	$0.31	$0.43	$0.57
Income per unit attributable to common unitholders – diluted
Income from continuing operations per unit	$0.16	$0.10	$0.41	$0.34
Net income per unit	$0.16	$0.31	$0.42	$0.57
Weighted-average common units outstanding
Basic	75,582,468	69,563,167	75,349,378	68,735,261
Diluted	76,169,314	70,119,291	75,966,525	69,312,283

Distributions declared per common unit	$0.3375	$0.3375	$0.675	$0.675

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN CAPITAL
(unaudited, in thousands, except unit data)

	General Partner		Limited Partner		Accumulated Other Comprehensive Loss	Noncontrolling Interests - Partially Owned Properties	Total
	Units	Amount	Units	Amount
Balance as of December 31, 2011	12,222	$125	72,747,324	$1,378,451	$(3,360)	$28,583	$1,403,799
Issuance of units in exchange for contributions of equity offering proceeds	-	-	1,802,306	73,223	-	-	73,223
Adjustments to reflect redeemable limited partners’ interest at fair value	-	-	-	(1,489)	-	-	(1,489)
Amortization of restricted stock awards	-	-	-	2,623	-	-	2,623
Vesting of restricted stock awards	-	-	113,345	(2,156)	-	-	(2,156)
Distributions	-	(8)	-	(50,835)	-	-	(50,843)
Distributions to joint venture partners	-	-	-	-	-	(976)	(976)
Conversion of common units to common stock	-	-	57,171	889	-	-	889
Redemption of common units	-	-	-	(90)	-	-	(90)
Change in fair value of interest rate swaps	-	-	-	-	(1,805)	-	(1,805)
Net income	-	5	-	32,349	-	983	33,337
Balance as of June 30, 2012	12,222	$122	74,720,146	$1,432,965	$(5,165)	$28,590	$1,456,512

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2012	2011
Operating activities
Net income	$33,812	$40,061
Adjustments to reconcile net income to net cash provided by operating activities:
Gain from disposition of real estate	(83)	(14,574)
Loss on remeasurement of equity method investment	122	-
Depreciation and amortization	48,881	44,376
Amortization of deferred financing costs and debt premiums/discounts	1,444	(419)
Share-based compensation	2,623	2,191
(Income) loss from unconsolidated joint ventures	(444)	25
Income tax provision	312	285
Changes in operating assets and liabilities:
Restricted cash	(2,755)	(1,880)
Student contracts receivable, net	1,487	2,120
Other assets	4,429	(9,444)
Accounts payable and accrued expenses	(4,131)	(5,704)
Other liabilities	(4,338)	(4,284)
Net cash provided by operating activities	81,359	52,753

Investing activities
Net proceeds from dispositions of real estate	28,167	80,883
Cash paid for property acquisitions	(55,844)	-
Cash paid for land acquisitions	(19,706)	(7,970)
Capital expenditures for wholly-owned properties	(9,652)	(9,258)
Investments in wholly-owned properties under development	(188,662)	(72,490)
Capital expenditures for on-campus participating properties	(762)	(907)
Cash paid for increased ownership in consolidated subsidiaries	-	(3,275)
Investment in loan receivable	(7,211)	-
Repayment of mezzanine loan	4,000	-
Increase in escrow deposits	(12,196)	(445)
Change in restricted cash related to capital reserves	(299)	1,080
Proceeds from insurance settlement	-	1,546
Purchase of corporate furniture, fixtures and equipment	(744)	(727)
Net cash used in investing activities	(262,909)	(11,563)

Financing activities
Proceeds from issuance of common units in exchange for contributions, net	73,369	82,309
Pay-off of mortgage and construction loans	(16,180)	(225,528)
Proceeds from unsecured term loan	150,000	200,000
Pay-off of secured term loan	-	(100,000)
Proceeds from credit facilities	155,000	60,000
Paydowns of credit facilities	(187,000)	(65,000)
Proceeds from construction loans	62,057	-
Principal payments on debt	(5,330)	(4,424)
Change in construction accounts payable	847	-
Redemption of common units for cash	(132)	-
Debt issuance and assumption costs	(3,377)	(6,750)
Distributions paid on unvested restricted stock awards	(456)	(424)
Distributions paid on common units	(50,974)	(46,279)
Distributions paid on preferred units	(91)	(91)
Distributions paid to noncontrolling partners - partially owned properties	(976)	(247)
Net cash provided by (used in) financing activities	176,757	(106,434)

Net change in cash and cash equivalents	(4,793)	(65,244)
Cash and cash equivalents at beginning of period	22,399	113,507
Cash and cash equivalents at end of period	$17,606	$48,263

Supplemental disclosure of non-cash investing and financing activities
Loans assumed in connection with property acquisitions	$(19,004)	$-
Change in fair value of derivative instruments, net	$(1,805)	$927

Supplemental disclosure of cash flow information
Interest paid	$31,359	$29,393

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

The general partner of ACCOP is American Campus Communities Holdings, LLC (“ACC Holdings”), an entity that is wholly-owned by ACC. As of June 30, 2012, ACC Holdings held an ownership interest in ACCOP of less than 1%. The limited partners of ACCOP are ACC and other limited partners consisting of current and former members of management and nonaffiliated third parties.  As of June 30, 2012, ACC owned an approximate 98.7% limited partnership interest in ACCOP.  As the sole member of the general partner of ACCOP, ACC has exclusive control of ACCOP’s day-to-day management.  Management operates ACC and ACCOP as one business.  The management of ACC consists of the same members as the management of ACCOP.  ACC consolidates ACCOP for financial reporting purposes, and ACC does not have significant assets other than its investment in ACCOP.  Therefore, the assets and liabilities of ACC and ACCOP are the same on their respective financial statements. References to the “Company,” “we,” “us” or “our” mean collectively ACC, ACCOP and those entities/subsidiaries owned or controlled by ACC and/or ACCOP.  References to the “Operating Partnership” mean collectively ACCOP and those entities/subsidiaries owned or controlled by ACCOP.  Unless otherwise indicated, the accompanying Notes to the Consolidated Financial Statements apply to both the Company and the Operating Partnership.

As of June 30, 2012, our property portfolio contained 124 properties with approximately 76,200 beds in approximately 24,100 apartment units.  Our property portfolio consisted of 107 owned off-campus student housing properties that are in close proximity to colleges and universities, 12 American Campus Equity (“ACE®”) properties operated under ground/facility leases with six university systems, four on-campus participating properties operated under ground/facility leases with the related university systems, and one property containing a retail shopping center which we plan to develop into a mixed-use community including both student housing and retail.  Of the 124 properties, 18 were under development as of June 30, 2012, and when completed will consist of a total of approximately 10,900 beds in approximately 3,100 units.  Our communities contain modern housing units and are supported by a resident assistant system and other student-oriented programming, with many offering resort-style amenities.

Through ACC’s taxable REIT subsidiaries (“TRS”), we also provide construction management and development services, primarily for student housing properties owned by colleges and universities, charitable foundations, and others.  As of June 30, 2012, also through ACC’s TRS entities, we provided third-party management and leasing services for 29 properties that represented approximately 23,700 beds in approximately 9,400 units.  Third-party management and leasing services are typically provided pursuant to management contracts that have initial terms that range from one to five years.  As of June 30, 2012, our total owned and third-party managed portfolio included 153 properties with approximately 99,900 beds in approximately 33,500 units.

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

Project costs directly associated with the development and construction of an owned real estate project, which include interest, property taxes, and amortization of deferred finance costs, are capitalized as construction in progress.  Upon completion of the project, costs are transferred into the applicable asset category and depreciation commences.  Interest totaling approximately $3.5 million and $2.1 million was capitalized during the three months ended June 30, 2012 and 2011, respectively, and $6.0 million and $3.1 million was capitalized during the six months ended June 30, 2012 and 2011, respectively.  Amortization of deferred financing costs totaling approximately $0.1 million and $54,000 was capitalized as construction in progress during the three months ended June 30, 2012 and 2011, respectively, and $0.2 million and $0.1 million was capitalized as construction in progress during the six months ended June 30, 2012 and 2011, respectively.

Management assesses whether there has been an impairment in the value of the Company’s investments in real estate whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Impairment is recognized when estimated expected future undiscounted cash flows are less than the carrying value of the property. The estimation of expected future net cash flows is inherently uncertain and relies on assumptions regarding current and future economics and market conditions. If such conditions change, then an adjustment to the carrying value of the Company’s long-lived assets could occur in the future period in which the conditions change. To the extent that a property is impaired, the excess of the carrying amount of the property over its estimated fair value is charged to earnings. The Company believes that there were no impairments of the carrying values of its investments in real estate as of June 30, 2012.

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

Intangible Assets

In connection with property acquisitions completed in 2012 and 2011, the Company capitalized approximately $1.6 million and $2.6 million, respectively, related to management’s estimate of the fair value of the in-place leases assumed.  These intangible assets are amortized on a straight-line basis over the average remaining term of the underlying leases.  Amortization expense was approximately $1.2 million and $1.4 million for the three months ended June 30, 2012 and 2011, respectively, and $2.1 million and $2.9 million for the six months ended June 30, 2012 and 2011, respectively.  Accumulated amortization at June 30, 2012 and December 31, 2011 was approximately $7.7 million and $8.0 million, respectively.  Intangible assets, net of amortization, are included in other assets on the accompanying consolidated balance sheets and the amortization of intangible assets is included in depreciation and amortization expense in the accompanying consolidated statements of comprehensive income.  See Note 3 herein for a detailed discussion of the property acquisitions completed during 2012 and 2011.

Third-Party Development Services Revenue and Costs

Pre-development expenditures such as architectural fees, permits and deposits associated with the pursuit of third-party and owned development projects are expensed as incurred, until such time that management believes it is probable that the contract will be executed and/or construction will commence. Because the Company frequently incurs these pre-development expenditures before a financing commitment and/or required permits and authorizations have been obtained, the Company bears the risk of loss of these pre-development expenditures if financing cannot ultimately be arranged on acceptable terms or the Company is unable to successfully obtain the required permits and authorizations. As such, management evaluates the status of third-party and owned projects that have not yet commenced construction on a periodic basis and expenses any deferred costs related to projects whose current status indicates the commencement of construction is unlikely and/or the costs may not provide future value to the Company in the form of revenues. Such write-offs are included in third-party development and management services expenses (in the case of third-party development projects) or general and administrative expenses (in the case of owned development projects) on the accompanying consolidated statements of comprehensive income.  As of June 30, 2012, the Company has deferred approximately $2.2 million in pre-development costs related to third-party and owned development projects that have not yet commenced construction. Such costs are included in other assets on the accompanying consolidated balance sheets.

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

The following potentially dilutive securities were outstanding for the three and six months ended June 30, 2012 and 2011, but were not included in the computation of diluted earnings per share because the effects of their inclusion would be anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Common OP Units (Note 10)	863,534	907,435	881,485	924,317
Preferred OP Units (Note 10)	114,128	114,128	114,128	114,401
Total potentially dilutive securities	977,662	1,021,563	995,613	1,038,718

The following is a summary of the elements used in calculating basic earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Basic earnings per share calculation:
Income from continuing operations	$12,920	$7,317	$33,165	$24,051
Income from continuing operations attributable to noncontrolling interests	(677)	(222)	(1,449)	(671)
Income from continuing operations attributable to common shareholders	12,243	7,095	31,716	23,380
Amount allocated to participating securities	(198)	(188)	(456)	(424)
Income from continuing operations attributable to common shareholders, net of amount allocated to participating securities	12,045	6,907	31,260	22,956

Income from discontinued operations	87	14,864	647	16,010
Income from discontinued operations attributable to noncontrolling interests	(2)	(219)	(9)	(237)
Income from discontinued operations attributable to common shareholders	85	14,645	638	15,773
Net income attributable to common shareholders, as adjusted - basic	$12,130	$21,552	$31,898	$38,729

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Income from continuing operations attributable to common shareholders, as adjusted – per share	$0.16	$0.10	$0.42	$0.34
Income from discontinued operations attributable to common shareholders – per share	$-	$0.21	$0.01	$0.23
Net income attributable to common shareholders, as adjusted – per share	$0.16	$0.31	$0.43	$0.57

Basic weighted average common shares outstanding	74,718,934	68,655,732	74,467,893	67,810,944

Diluted earnings per share calculation:
Income from continuing operations attributable to common shareholders, net of amount allocated to participating securities	$12,045	$6,907	$31,260	$22,956
Income from discontinued operations attributable to common shareholders	85	14,645	638	15,773
Net income attributable to common shareholders, as adjusted - diluted	$12,130	$21,552	$31,898	$38,729

Income from continuing operations attributable to common shareholders, net of amount allocated to participating securities – per share	$0.16	$0.10	$0.41	$0.34
Income from discontinued operations attributable to common shareholders – per share	$-	$0.21	$0.01	$0.23
Net income attributable to common shareholders – per share	$0.16	$0.31	$0.42	$0.57

Basic weighted average common shares outstanding	74,718,934	68,655,732	74,467,893	67,810,944
Restricted Stock Awards (Note 11)	586,846	556,124	617,147	577,022
Diluted weighted average common shares outstanding	75,305,780	69,211,856	75,085,040	68,387,966

Earnings per Unit – Operating Partnership

Basic earnings per OP Unit is computed using net income attributable to common unitholders and the weighted average number of common units outstanding during the period.  Diluted earnings per OP Unit reflects the potential dilution that could occur if securities or other contracts to issue OP Units were exercised or converted into OP Units or resulted in the issuance of OP Units and then shared in the earnings of the Operating Partnership.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following is a summary of the elements used in calculating basic earnings per unit:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Basic earnings per unit calculation:
Income from continuing operations	$12,920	$7,317	$33,165	$24,051
Income from continuing operations attributable to noncontrolling interests – partially owned properties	(491)	(107)	(983)	(287)
Income from continuing operations attributable to Series A preferred units	(45)	(21)	(90)	(65)
Amount allocated to participating securities	(198)	(188)	(456)	(424)
Income from continuing operations attributable to common unitholders, net of amount allocated to participating securities	12,186	7,001	31,636	23,275

Income from discontinued operations	87	14,864	647	16,010
Income from discontinued operations attributable to Series A preferred unit distributions	-	(24)	(1)	(26)
Income from discontinued operations attributable to common unitholders	87	14,840	646	15,984
Net income attributable to common unitholders, as adjusted – basic	$12,273	$21,841	$32,282	$39,259
Income from continuing operations attributable to common unitholders, as adjusted – per unit	$0.16	$0.10	$0.42	$0.34
Income from discontinued operations attributable to common unitholders – per unit	$0.00	$0.21	$0.01	$0.23
Net income attributable to common unitholders, as adjusted – per unit	$0.16	$0.31	$0.43	$0.57

Basic weighted average common units outstanding	75,582,468	69,563,167	75,349,378	68,735,261

Diluted earnings per unit calculation:
Income from continuing operations attributable to common unitholders, net of amount allocated to participating securities	$12,186	$7,001	$31,636	$23,275
Income from discontinued operations attributable to common unitholders	87	14,840	646	15,984
Net income attributable to common unitholders, as adjusted	$12,273	$21,841	$32,282	$39,259

Income from continuing operations attributable to common unitholders, net of amount allocated to participating securities – per unit	$0.16	$0.10	$0.41	$0.34
Income from discontinued operations attributable to common unitholders – per unit	$0.00	$0.21	$0.01	$0.23
Net income attributable to common unitholdersper unit	$0.16	$0.31	$0.42	$0.57

Basic weighted average common units outstanding	75,582,468	69,563,167	75,349,378	68,735,261
Restricted Stock Awards (Note 11)	586,846	556,124	617,147	577,022
Diluted weighted average common units outstanding	76,169,314	70,119,291	75,966,525	69,312,283

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

3. Property Acquisitions

In June 2012, the Company acquired University Commons, a 164-unit, 480-bed wholly-owned property located near the campus of the University of Minnesota in Minneapolis, for a purchase price of $31.0 million, which excludes approximately $2.6 million of anticipated transaction costs, initial integration expenses and capital expenditures necessary to bring this property up to the Company’s operating standards.  As part of this transaction, the Company assumed approximately $19.0 million in fixed-rate mortgage debt with an annual interest rate of 5.54% and remaining term to maturity of 2.4 years.

In May 2012, the Company acquired Avalon Heights, a 210-unit, 754-bed wholly-owned property located near the campus of the University of South Florida in Tampa, for a purchase price of $30.0 million, which excludes approximately $2.5 million of anticipated transaction costs, initial integration expenses and capital expenditures necessary to bring this property up to the Company’s operating standards.  The Company did not assume any property-level debt as part of this transaction.

In January 2012, the Company acquired the remaining 90% interest in University Heights, a 204-unit, 636-bed property located near the campus of the University of Tennessee, for a purchase price of $14.5 million.  The purchase price excludes approximately $2.3 million of anticipated capital expenditures necessary to bring this property up to the Company’s operating standards.  This property was acquired from one of our joint ventures with Fidelity in which we previously held a 10% interest (“Fund II”, see Note 7).  Immediately prior to the acquisition, Fund II paid off the property’s mortgage loan at a discounted amount in accordance with a Settlement Agreement negotiated with the lender.  As a result, Fund II recorded a gain on debt restructuring of approximately $4.2 million, of which, our 10% share is included in income from unconsolidated joint ventures on the accompanying consolidated statements of comprehensive income for the six months ended June 30, 2012.

In 2011, the Company acquired four properties containing 3,403 beds and a retail center for future development for a combined purchase price of approximately $237.0 million.  The Company did not assume any property-level debt as part of these transactions.

The acquired property’s results of operations have been included in the accompanying consolidated statements of comprehensive income since their respective acquisition closing dates.  The following pro forma information for the three and six months ended June 30, 2012 and 2011, presents consolidated financial information for the Company as if the property acquisitions discussed above had occurred at the beginning of the earliest period presented.  The unaudited pro forma information is provided for informational purposes only and is not indicative of results that would have occurred or which may occur in the future:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Total revenues	$108,294	$95,239	$222,446	$201,254
Net income attributable to common Shareholders	$14,116	$22,140	$35,667	$40,398
Net income per share attributable to common shareholders, as adjusted - basic	$0.19	$0.32	$0.47	$0.59
Net income per share attributable to common shareholders, as adjusted - diluted	$0.18	$0.32	$0.47	$0.58

4. Property Dispositions and Discontinued Operations

In April 2012, the Company sold Pirates Cove, an unencumbered owned off-campus property, for a sales price of approximately $27.5 million resulting in net proceeds of approximately $27.1 million.  The resulting gain on disposition of approximately $0.1 million is included in discontinued operations on the accompanying consolidated statements of comprehensive income for the three and six months ended June 30, 2012.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

In April and May 2011, the Company sold four unencumbered owned off-campus properties (Campus Club – Statesboro, River Club Apartments, River Walk Townhomes and Villas on Apache) for a total sales price of approximately $82.0 million resulting in combined net proceeds of approximately $80.0 million.  The combined gain on these dispositions of approximately $14.6 million is included in discontinued operations on the accompanying consolidated statement of operations for the three and six months ended June 30, 2011.

The properties discussed above are included in the wholly-owned properties segment (see Note 15).  Below is a summary of the results of operations for the properties discussed above:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Total revenues	$260	$2,248	$1,413	$6,297
Total operating expenses	(256)	(1,331)	(849)	(3,197)
Depreciation and amortization	-	(627)	-	(1,664)
Operating income	4	290	564	1,436
Total nonoperating expenses	-	-	-	-
Net income	$4	$290	$564	$1,436

5. Investments in Wholly-Owned Properties

Wholly-owned properties consisted of the following:

	June 30, 2012	December 31, 2011
Land (1) (2)	$418,203	$380,074
Buildings and improvements	2,441,059	2,380,582
Furniture, fixtures and equipment(2)	144,944	139,249
Construction in progress (2)	352,401	157,900
	3,356,607	3,057,805
Less accumulated depreciation	(339,646)	(296,048)
Wholly-owned properties, net	$3,016,961	$2,761,757

(1)
The land balance above includes undeveloped land parcels with book values of approximately $25.3 million and $15.8 million as of June 30, 2012 and December 31, 2011, respectively.  Also includes land totaling approximately $48.9 million and $28.2 as of June 30, 2012 and December 31, 2011, respectively, related to properties under development.

(2)
Land, furniture, fixtures and equipment, and construction in progress as of June 30, 2012 include $4.8 million, $0.4 million and $16.8 million, respectively, related to the University Edge property located in Kent, Ohio, that will serve students attending Kent State University.  In July 2011, the Company entered into a purchase and contribution agreement with a private developer whereby the Company is obligated to purchase the property as long as the developer meets certain construction completion deadlines.  The development of the property is anticipated to be completed in August 2012.  The entity is financed with a $4.5 million mezzanine loan from the Company and a $24.8 million construction loan from a third-party lender.  The Company is responsible for leasing, management, and initial operations of the project while the third-party developer is responsible for the development of the property.  The entity that owns the University Edge property is deemed to be a variable interest entity (“VIE”), and the Company is determined to be the primary beneficiary of the VIE.  As such, the assets and liabilities of the entity owning the property are included in the Company’s and the Operating Partnership’s consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

6. On-Campus Participating Properties

On-campus participating properties are as follows:

			Historical Cost
Lessor/University	Lease Commencement	Required Debt Repayment (1)	June 30, 2012	December 31, 2011
Texas A&M University System / Prairie View A&M University (2)	2/1/96	9/1/23	$40,783	$40,255

Texas A&M University System / Texas A&M International	2/1/96	9/1/23	6,616	6,567

Texas A&M University System / Prairie View A&M University (3)	10/1/99	8/31/25/ 8/31/28	25,267	25,142

University of Houston System / University of Houston (4)	9/27/00	8/31/35	35,794	35,734
			108,460	107,698
Less accumulated amortization			(50,162)	(47,848)
On-campus participating properties, net			$58,298	$59,850

(1)	Represents the effective lease termination date. The leases terminate upon the earlier to occur of the final repayment of the related debt or the end of the contractual lease term.

(2)	Consists of three phases placed in service between 1996 and 1998.

(3)	Consists of two phases placed in service in 2000 and 2003.

(4)	Consists of two phases placed in service in 2001 and 2005.

7. Investments in Unconsolidated Joint Ventures

As of June 30, 2012, the Company owned a noncontrolling interest in one unconsolidated joint venture that is accounted for utilizing the equity method of accounting.  The investment consists of a noncontrolling equity interest in a joint venture with the United States Navy that owns military housing privatization projects located on naval bases in Norfolk and Newport News, Virginia. In 2010, the Company discontinued applying the equity method in regards to its investment in this joint venture as a result of the Company’s share of losses exceeding its investment in the joint venture.  Because the Company has not guaranteed any obligations of the investee and is not otherwise committed to provide further financial support to the investee, it therefore suspended recording its share of losses once the investment was reduced to zero.  We also earn fees for providing management services to this joint venture, which totaled approximately $0.4 million for each of the three month periods ended June 30, 2012 and 2011, respectively, and approximately $0.8 million for each of the six month periods ended June 30, 2012 and 2011, respectively.

As discussed more fully in Note 3, in January 2012 we acquired full ownership interest in University Heights, a property previously owned by Fund II, a joint venture with Fidelity in which we previously held a 10% interest.  The acquisition of the property was accounted for as a business combination achieved in stages and as a result, the Company was required to remeasure its equity method investment in University Heights to its acquisition-date fair value and recognize the resulting loss in earnings.  The Company recorded a loss of approximately $0.1 million which is included in other nonoperating loss on the accompanying consolidated statements of comprehensive income for the six months ended June 30, 2012.  As University Heights represented the only property owned by Fund II, subsequent to the acquisition we no longer have an equity method investment Fund II.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

8. Debt

A summary of the Company’s outstanding consolidated indebtedness, including unamortized debt premiums and discounts, is as follows:

	June 30, 2012	December 31, 2011
Debt secured by wholly-owned properties:
Mortgage loans payable	$743,539	$744,724
Construction loans payable (1)	91,407	29,350
	834,946	774,074
Debt secured by on-campus participating properties:
Mortgage loan payable	31,929	32,097
Bonds payable	47,220	47,220
	79,149	79,317

Unsecured revolving credit facility	241,000	273,000
Unsecured term loan	350,000	200,000
Secured agency facility	116,000	116,000
Unamortized debt premiums	10,162	10,298
Unamortized debt discounts	(4,410)	(5,159)
Total debt	$1,626,847	$1,447,530

(1)
Construction loans payable includes $15.7 million and $4.9 million as of June 30, 2012 and December 31, 2011, respectively, related to a construction loan for the University Edge development property, a VIE that the Company is including in its consolidated financial statements (see Note 5).  The creditor of this construction loan does not have recourse to the assets of the Company.

Loans Assumed in Connection with Property Acquisitions

In June 2012, the Company acquired University Commons.  As part of the acquisition, the Company assumed approximately $19.0 million of fixed rate mortgage debt with an annual interest rate of 5.54% and remaining term to maturity of 2.4 years.  Upon assumption of this mortgage debt, the Company recorded a debt premium of approximately $1.2 million to reflect the estimated fair value of the debt assumed.

Pay off of Mortgage Debt

During the six months ended June 30, 2012, the Company paid off approximately $16.2 million of fixed rate mortgage debt secured by a wholly-owned property (Chapel Ridge) which was scheduled to mature on March 1, 2012.  As of June 30, 2012, the Company had an additional $62.6 million of outstanding fixed rate mortgage debt scheduled to mature throughout the remainder of 2012, all of which we expect to pay off on or before their respective maturity dates.

Unsecured Credit Facility

In January 2012, the Company entered into a First Amendment to our Third Amended and Restated Credit Agreement (the “First Amendment”).  Pursuant to the First Amendment, the Company’s $200 million unsecured term loan was increased in size to $350 million, such that, when combined with the Company’s $450 million unsecured revolving credit facility, the Company has an aggregate Credit Facility of $800 million, which may be expanded by up to an additional $100 million upon the satisfaction of certain conditions.  The Company used the proceeds from the expanded term loan to repay outstanding amounts on the revolving credit facility.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

In addition, the maturity date of the term loan was extended from May 20, 2015 to January 10, 2017 and the maturity date of the revolving credit facility was extended to January 10, 2016, and can be extended for an additional 12 months to January 10, 2017, subject to the satisfaction of certain conditions.  The First Amendment provides for the interest rate on each loan at a variable rate, at the Company’s option, based upon a base rate or one-, two-, three- or six-month LIBOR, plus, in each case, a spread based upon the Company’s investment grade rating from either Moody’s Investor Services, Inc. or Standard & Poor’s Rating Group.  The Company has entered into multiple interest rate swaps with notional amounts totaling $350 million that effectively fix the interest rate to 2.53% (0.88% + 1.65% spread) on the outstanding balance of the unsecured term loan (see Note 12 for more details).

Availability under the revolving credit facility is limited to an “aggregate borrowing base amount” equal to 60% of the value of the Company’s unencumbered properties, calculated as set forth in the Credit Facility.  Additionally, the Company is required to pay a facility fee of 0.30% per annum on the $450 million revolving credit facility.  As of June 30, 2012, the revolving credit facility bore interest at a weighted average annual rate of 2.00% (inclusive of the facility fee discussed above), and availability under the revolving credit facility totaled $209.0 million.

The terms of the Credit Facility include certain restrictions and covenants, which limit, among other items, the incurrence of additional indebtedness, liens, and the disposition of assets.  The facility contains customary affirmative and negative covenants and also contains financial covenants that, among other things, require the Company to maintain certain minimum ratios of “EBITDA” (earnings before interest, taxes, depreciation and amortization) to fixed charges and total indebtedness.  The Company may not pay distributions that exceed a specified percentage of funds from operations, as adjusted, for any four consecutive quarters.  The financial covenants also include consolidated net worth and leverage ratio tests.  As of June 30, 2012, the Company was in compliance with all such covenants.

Secured Agency Facility

The Company has a $125 million secured revolving credit facility with a Freddie Mac lender.  The facility has a five-year term and is currently secured by 10 properties referred to as the “Collateral Pool.”  The facility bears interest at one- or three-month LIBOR plus a spread that varies based on the debt service ratio of the Collateral Pool.  Additionally, the Company is required to pay an unused commitment fee of 1.0% per annum.  As of June 30, 2012, the secured agency facility bore interest at a weighted average annual rate of 2.42%.  The secured agency facility includes some, but not all, of the same financial covenants as the unsecured credit facility, described above.  As of June 30, 2012, the Company was in compliance with all such covenants.

9. Stockholders’ Equity / Partners’ Capital

Stockholders’ Equity – Company

During the six months ended June 30, 2012, ACC sold approximately 1.8 million shares at a weighted average price of $41.61 per share under its 2011 at-the-market share offering program (the “2011 ATM Equity Program”).  Net proceeds received under this program during the six months ended June 30, 2012, totaled approximately $73.9 million, after payment of approximately $1.1 million of commissions paid to sales agents.  As of June 30, 2012, no further common shares are available for issuance under the 2011 ATM Equity Program.

Partners’ Capital – Operating Partnership

In connection with the activity under ACC’s 2011 ATM Equity Program discussed above, ACCOP issued a number of common OP Units to ACC equivalent to the number of shares issued by ACC under the 2011 ATM Equity Program.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

10. Noncontrolling Interests

Operating Partnership

Partially-owned properties:  As of June 30, 2012, the Operating Partnership consolidates four joint ventures that own and operate The Varsity, University Village at Sweet Home, University Centre and Villas at Chestnut Ridge owned-off campus properties.  The portion of net assets attributable to the third-party partners in these joint ventures is classified as “noncontrolling interests - partially owned properties” within capital on the accompanying consolidated balance sheets of the Operating Partnership.  Accordingly, the third-party partners’ share of the income or loss of the joint ventures is reported on the consolidated statements of comprehensive income of the Operating Partnership as “net income attributable to noncontrolling interests – partially owned properties.”

OP Units:  For the portion of OP Units that the Operating Partnership is required, either by contract or securities law, to deliver registered common shares of ACC to the exchanging OP unit holder, or for which the Operating Partnership has the intent or history of exchanging such units for cash, we classify the units as “redeemable limited partners” in the mezzanine section of the consolidated balance sheets of the Operating Partnership.  The units classified as such include Series A preferred units as well as common units that are not held by ACC or ACC Holdings.  The value of redeemable limited partners on the consolidated balance sheets is reported at the greater of fair value or historical cost at the end of each reporting period.  Changes in the value from period to period are charged to limited partner’s capital on the accompanying consolidated statement of changes in capital.  Below is a table summarizing the activity of redeemable limited partners for the six months ended June 30, 2012:

Balance, December 31, 2011	$42,529
Net income	475
Distributions	(678)
Conversion of redeemable limited partner units into shares of ACC common stock	(889)
Redemption of redeemable limited partner units for cash	(42)
Adjustments to reflect redeemable limited partner units at fair value	1,489
Balance, June 30, 2012	$42,884

During the six months ended June 30, 2012, 57,171 common OP units were converted into an equal number of shares of ACC’s common stock and 64,601 were converted during the year ended December 31, 2011.  As of June 30, 2012 and December 31, 2011, approximately 1.3% and 1.4%, respectively, of the equity interests of the Operating Partnership was held by owners of common OP Units and Series A preferred units not held by ACC or ACC holdings.

Company

The noncontrolling interests of the Company include the third-party equity interests in partially-owned properties, as discussed above, which are presented as a component of equity in the Company’s consolidated balance sheets.  The Company’s noncontrolling interests also include the redeemable limited partners presented in the consolidated balance sheets of the Operating Partnership, which are referred to as “redeemable noncontrolling interests” in the mezzanine section of the Company’s consolidated balance sheets.  Noncontrolling interests on the Company’s consolidated statements of comprehensive income include the income/loss attributable to third-party equity interests in partially-owned properties, as well as the income/loss attributable to redeemable noncontrolling interests (i.e. OP Units not held by ACC or ACC Holdings.)

11. Incentive Award Plan

Restricted Stock Units

Upon reelection to the Board of Directors in May 2012, all members of the Company’s Board of Directors were granted restricted stock units (“RSUs”) in accordance with the American Campus Communities, Inc. 2010 Incentive Award Plan (the “Plan”).  These RSUs were valued at $95,000 for the Chairman of the Board of Directors and at $71,500 for all other members.  The number of RSUs was determined based on the fair market value of the Company’s stock on the date of grant, as defined in the Plan.  All awards vested and settled immediately on the date of grant, and the Company delivered cash in lieu of the delivery of shares of common stock, as determined by the Compensation Committee of the Board of Directors.  A compensation charge of approximately $0.4 million was recorded during the three months ended June 30, 2012 related to these awards.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

A summary of ACC’s RSUs under the Plan as of June 30, 2012 and activity during the six months then ended is presented below:

Number of RSUs
Outstanding at December 31, 2011	-
Granted	8,457
Settled in common shares	-
Settled in cash	(8,457)
Outstanding at June 30, 2012	-

Restricted Stock Awards (“RSAs”)

A summary of ACC’s RSAs under the Plan as of June 30, 2012 and activity during the six months then ended, is presented below:

Number of RSAs
Nonvested balance at December 31, 2011	549,300
Granted	215,851
Vested	(113,345)
Forfeited	(66,565)
Nonvested balance at June 30, 2012	585,241

The fair value of RSA’s is calculated based on the closing market value of ACC’s common stock on the date of grant.  The fair value of these awards is amortized to expense over the vesting periods, which amounted to approximately $1.3 million and $1.1 million for the three months ended June 30, 2012 and 2011, respectively, and $2.6 million and $2.1 million for the six months ended June 30, 2012 and 2011, respectively.

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

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements.  To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy.  Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.  The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Loss and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

As discussed in Note 8, the Company increased the $200 million unsecured term by $150 million in January 2012.  In connection with this transaction, the Company entered into four interest rate swap contracts with notional amounts totaling $350 million to hedge the variable cash flows associated with interest payments on the LIBOR-based unsecured term loan.  As of June 30, 2012, the Company also had an interest rate swap contract with a notional amount of $31.9 million used to hedge the variable cash flows associated with the Cullen Oaks Phase I and Phase II loans.

The following table summarizes the Company’s outstanding interest rate swap contracts as of June 30, 2012:

Date Entered	Effective Date	Maturity Date	Pay Fixed Rate	Receive Floating Rate Index	Notional Amount	Fair Value
Feb. 12, 2007	Feb. 15, 2007	Feb. 15, 2014	6.689%	LIBOR – 1 mo. plus 1.35%	$31,929	$(2,532)
Feb. 2, 2012	Feb. 2, 2012	Jan. 2, 2017	0.8695%	LIBOR – 1 month	125,000	(864)
Feb. 2, 2012	Feb. 2, 2012	Jan. 2, 2017	0.88%	LIBOR – 1 month	100,000	(738)
Feb. 2, 2012	Feb. 2, 2012	Jan. 2, 2017	0.8875%	LIBOR – 1 month	62,500	(510)
Feb. 2, 2012	Feb. 2, 2012	Jan. 2, 2017	0.889%	LIBOR – 1 month	62,500	(521)
				Total	$381,929	$(5,165)

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of June 30, 2012 and December 31, 2011:

	Derivative Liabilities as of
	June 30, 2012		December 31, 2011

Description	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps contracts	Other liabilities	$5,165	Other liabilities	$3,360
Total derivatives designated as hedging instruments		$5,165		$3,360

The table below presents the effects of the Company’s derivative financial instruments on other comprehensive (loss) income (“OCI”) for the six months ended June 30, 2012 and 2011:

	Amount of (Loss) Income Recognized in OCI on Derivatives (Effective Portion)
Cash Flow Hedging	Six Months Ended June 30,
Relationships	2012	2011

Interest rate swap contracts	$(1,805)	$927

Total	$(1,805)	$927

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

13. Fair Value Disclosures

The following table presents information about the Company’s financial instruments measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.  In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities the Company has the ability to access.  Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.  Level 2 inputs include quoted prices for similar assets and liabilities in active markets and inputs other than quoted prices observable for the asset or liability, such as interest rates and yield curves observable at commonly quoted intervals.  Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

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

Disclosures concerning financial instruments measured at fair value are as follows:

	Fair Value Measurements as of
	June 30, 2012				December 31, 2011
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities:
Derivative financial instruments	$-	$5,165	$-	$5,165	$-	$3,360	$-	$3,360
Redeemable noncontrolling interests	$-	$42,884	$-	$42,884	$-	$42,529	$-	$42,529

The Company uses derivative financial instruments, specifically interest rate swaps, for nontrading purposes.  The Company uses interest rate swaps to manage interest rate risk arising from previously unhedged interest payments associated with variable rate debt.  Through June 30, 2012, derivative financial instruments were designated and qualified as cash flow hedges.  Derivative contracts with positive net fair values inclusive of net accrued interest receipts or payments, are recorded in other assets.  Derivative contracts with negative net fair values, inclusive of net accrued interest payments or receipts, are recorded in other liabilities.  The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative.  This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves.  The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts).  The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.

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

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Although the Company has determined the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparty.  However, as of June 30, 2012 and December 31, 2011, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivative financial instruments.  As a result, the Company has determined each of its derivative valuations in its entirety is classified in Level 2 of the fair value hierarchy.
Redeemable noncontrolling interests in the Operating Partnership have a redemption feature and are marked to their redemption value.  The redemption value is based on the fair value of the Company’s common stock at the redemption date, and therefore, is calculated based on the fair value of the Company’s common stock at the balance sheet date.  Since the valuation is based on observable inputs such as quoted prices for similar instruments in active markets, redeemable noncontrolling interests in the Operating Partnership are classified in Level 2 of the fair value hierarchy.

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

The table below contains the estimated fair value and related carrying amounts for the Company’s mortgage loans and bonds payable as of June 30, 2012 and December 31, 2011:

	June 30, 2012		December 31, 2011
	Fair Value	Carrying Amount	Fair Value	Carrying Amount
Mortgage loans	$833,802	$781,220	$840,985	$781,960
Bonds payable	55,154	47,220	53,711	47,220

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

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

In the normal course of business, the Company enters into various development-related purchase commitments with parties that provide development-related goods and services.  In the event that the Company was to terminate development services prior to the completion of projects under construction, the Company could potentially be committed to satisfy outstanding purchase orders with such parties.  As of June 30, 2012, management did not anticipate any material deviations from schedule or budget related to third-party development projects currently in progress.

The Company has estimated the fair value of guarantees entered into to be immaterial.  The Company’s estimated maximum exposure amount under the above guarantees is approximately $14.5 million as of June 30, 2012.

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

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Wholly-Owned Properties
Rental revenues	$96,746	$82,075	$196,679	$168,040
Interest and other income	13	19	27	29
Total revenues from external customers	96,759	82,094	196,706	168,069
Operating expenses before depreciation, amortization, ground/facility lease and allocation of corporate overhead	(45,221)	(37,675)	(88,926)	(75,553)
Ground/facility leases	(281)	(225)	(695)	(540)
Interest expense	(7,298)	(8,480)	(15,203)	(19,377)
Operating income before depreciation, amortization, and allocation of corporate overhead	$43,959	$35,714	$91,882	$72,599
Depreciation and amortization	$22,955	$20,050	$45,843	$39,862
Capital expenditures	$102,120	$45,905	$198,314	$80,599
Total segment assets at June 30,	$3,075,252	$2,483,068	$3,075,252	$2,483,068

On-Campus Participating Properties
Rental revenues	$4,712	$4,457	$12,679	$12,104
Interest and other income	4	-	8	7
Total revenues from external customers	4,716	4,457	12,687	12,111
Operating expenses before depreciation, amortization, ground/facility lease and allocation of corporate overhead	(2,612)	(2,700)	(4,907)	(4,262)
Ground/facility lease	(523)	(433)	(1,073)	(1,274)
Interest expense	(1,425)	(1,469)	(2,857)	(2,938)
Operating income (loss) before depreciation, amortization and allocation of corporate overhead	$156	$(145)	$3,850	$3,637
Depreciation and amortization	$1,159	$1,109	$2,314	$2,207
Capital expenditures	$617	$629	$762	$907
Total segment assets at June 30,	$72,972	$75,424	$72,972	$75,424

Development Services
Development and construction management fees	$3,866	$758	$5,960	$4,582
Operating expenses	(2,361)	(2,261)	(5,100)	(4,602)
Operating income (loss) before depreciation, amortization and allocation of corporate overhead	$1,505	$(1,503)	$860	$(20)
Total segment assets at June 30,	$20,686	$8,807	$20,686	$8,807

Property Management Services
Property management fees from external customers	$1,638	$1,803	$3,396	$3,633
Intersegment revenues	3,725	3,350	7,608	6,898
Total revenues	5,363	5,153	11,004	10,531
Operating expenses	(2,420)	(2,079)	(5,134)	(4,332)
Operating income before depreciation, amortization and allocation of corporate overhead	$2,943	$3,074	$5,870	$6,199
Total segment assets at June 30,	$4,009	$4,215	$4,009	$4,215

Reconciliations
Total segment revenues	$110,704	$92,462	$226,357	$195,293
Unallocated interest income earned on corporate cash	397	140	895	173
Elimination of intersegment revenues	(3,725)	(3,350)	(7,608)	(6,898)
Total consolidated revenues, including interest income	$107,376	$89,252	$219,644	$188,568
Segment operating income before depreciation, amortization and allocation of corporate overhead	$48,563	$37,140	$102,462	$82,415
Depreciation and amortization	(25,463)	(22,806)	(50,863)	(45,271)
Net unallocated expenses relating to corporate overhead	(10,024)	(6,862)	(18,444)	(12,783)
(Loss) income from unconsolidated joint ventures	-	(13)	444	(25)
Loss on fair value remeasurement of equity method investment	-	-	(122)	-
Income tax provision	(156)	(142)	(312)	(285)
Income from continuing operations	$12,920	$7,317	$33,165	$24,051

Total segment assets	$3,172,919	$2,571,514	$3,172,919	$2,571,514
Unallocated corporate assets	67,590	49,576	67,590	49,576
Total assets at June 30,	$3,240,509	$2,621,090	$3,240,509	$2,621,090

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

16.  Subsequent Events

July 2012 Equity Offering:  On July 16, 2012, ACC completed an equity offering, consisting of the sale of 17,250,000 shares of ACC’s common stock at a price of $44.25 per share, including 2,250,000 shares issued as a result of the exercise of the underwriters’ overallotment option in full at closing.  The offering generated gross proceeds of approximately $763.3 million.  The aggregate proceeds to ACC, net of the underwriting discount and estimated expenses of the offering, were approximately $731.9 million.  The Company used $251.0 million of the offering proceeds to pay down the outstanding balance on its revolving credit facility in full.

Pending Property Portfolio Acquisition:  In July 2012, the Company substantially completed its due diligence investigation relating to the acquisition of 15 student housing properties with 6,579 beds, including two properties and an additional phase at an existing property currently under development.  The Company will acquire the portfolio for $627.0 million.  The acquisition consideration consists of the assumption of approximately $231.6 million of outstanding mortgage debt, the issuance of between $15 million and $50 million in the form of units of common limited partnership interest in the Operating Partnership, and between $345.4 million and $380.4 million in cash, with the final allocation between the unit and cash consideration to be determined by the seller prior to closing.

Mortgage Loan Payoffs:  On July 31, 2012, the Company paid off approximately $23.0 million of fixed rate mortgage debt secured by two of our wholly-owned properties (Raiders Pass and The Woods at Greenland).  This mortgage debt was paid off prior to the scheduled maturity date of October 1, 2012 and had a weighted average interest rate per annum of 5.82%.

Distributions:  On August 1, 2012, the Company declared a second quarter 2012 distribution per share of $0.3375 which will be paid on August 28, 2012 to all common stockholders of record as of August 14, 2012.  At the same time, the Operating Partnership will pay an equivalent amount per unit to holders of common OP Units, as well as the quarterly cumulative preferential distribution to holders of Series A preferred units (see Note 9).

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

Property Portfolio

As of June 30, 2012, our total owned property portfolio contained 124 properties, consisting of owned off-campus student housing properties that are in close proximity to colleges and universities, American Campus Equity (“ACE®”) properties operated under ground/facility leases with university systems, on-campus participating properties operated under ground/facility leases with the related university systems, and one property containing a retail shopping center which we plan to develop into a mixed-use community including both student housing and retail.  Of the 124 properties, 18 were under development as of June 30, 2012.  Our communities contain modern housing units and are supported by a resident assistant system and other student-oriented programming, with many offering resort-style amenities.

As of June 30, 2012, through ACC’s taxable REIT subsidiary (“TRS”) entities, we provided third-party management and leasing services for 29 properties, bringing our total owned and third-party managed portfolio to 153 properties.  Third-party management and leasing services are typically provided pursuant to management contracts that have initial terms that range from one to five years.  Below is a summary of our property portfolio as of June 30, 2012:

Property portfolio:	Properties	Units	Beds
Wholly-owned operating properties:
Off-campus properties (1)	98	17,644	56,114
On-campus ACE	4	1,469	4,595
Subtotal – operating properties	102	19,113	60,709

Wholly-owned properties under development:
Off-campus properties (2)	10	1,443	5,346
On-campus ACE	8	1,658	5,574
Subtotal – properties under development	18	3,101	10,920

Total wholly-owned properties	120	22,214	71,629

On-campus participating properties	4	1,863	4,519

Total owned property portfolio	124	24,077	76,148

Managed properties	29	9,374	23,727

Total property portfolio	153	33,451	99,875

(1)	Includes one property which contains a retail shopping center that we plan to redevelop into a mixed-use community including both student housing and retail.

(2)	Includes University Edge, a 201-unit, 608-bed property we did not own as of June 30, 2012 but are obligated to purchase as long as the developer meets certain construction completion deadlines. The development of the property is anticipated to be completed in August 2012.

Wholly-owned development activity

As of June 30, 2012, we had 17 properties under construction (which excludes University Edge, a property we are obligated to purchase as long as the developer meets certain construction completion deadlines, with an estimated completion date of August 2012) with estimated completion dates of August 2012 through September 2013.  Below is a summary of our properties under construction as of June 30, 2012:

Project	Project Type	Location	Primary University Served	Units	Beds	Estimated Project Cost	Total Costs Incurred	Scheduled to Open for Occupancy
University Pointe at College Station	ACE	Portland, OR	Portland State University	282	978	$ 87,800	$ 76,201	September 2012

Casas del Rio	ACE	Albuquerque, NM	University of New Mexico	283	1,028	39,400	32,085	August 2012

The Suites	ACE	Flagstaff, AZ	Northern Arizona University	275	550	28,100	22,245	August 2012

Hilltop Townhomes	ACE	Flagstaff, AZ	Northern Arizona University	144	576	32,500	26,724	August 2012

U Club on Frey	Off-campus	Kennesaw, GA	Kennesaw State University	114	456	22,500	20,078	August 2012

Campus Edge on UTA Boulevard	Off-campus	Arlington, TX	Univ. of Texas at Arlington	128	488	24,900	19,934	August 2012

U Club Townhomes on Marion Pugh	Off-campus	College Station, TX	Texas A&M University	160	640	34,100	32,070	August 2012

Villas on Rensch	Off-campus	Amherst, NY	University at Buffalo	153	610	44,800	40,242	August 2012

The Village at Overton Park	Off-campus	Lubbock, TX	Texas Tech University	163	612	34,800	30,651	August 2012

Casa de Oro	ACE	Glendale, AZ	Arizona State University	109	365	14,600	8,887	August 2012

The Villas at Vista del Sol	ACE	Tempe, AZ	Arizona State University	104	400	21,900	16,166	August 2012
SUBTOTAL – 2012 DELIVERIES				1,915	6,703	$ 385,400	$ 325,283

Manzanita Hall	ACE	Tempe, AZ	Arizona State University	241	816	50,300	7,421	August 2013

The Callaway House	Off-campus	Austin, TX	The University of Texas at Austin	219	753	60,100	9,441	August 2013

Drexel University	ACE	Philadelphia, PA	Drexel University	220	861	97,600	17,342	September 2013

U Club Townhomes on Woodward	Off-campus	Tallahassee, FL	Florida State University	112	448	29,000	7,561	August 2013

Townhomes at Overton Park	Off-campus	Lubbock, TX	Texas Tech University	112	448	29,200	8,790	August 2013

601 Copeland	Off-campus	Tallahassee, FL	Florida State University	81	283	21,200	2,397	August 2013

SUBTOTAL – 2013 DELIVERIES				985	3,609	$ 287,400	$ 52,952

TOTAL – ALL PROJECTS				2,900	10,312	$ 672,800	$ 378,235

Acquisitions

As discussed in more detail in Note 3 in the Notes to Consolidated Financial Statements contained in Item 8 herein, during the six months ended June 30, 2012, we acquired three properties containing 1,870 beds for a combined purchase price of $75.5 million.

Third-Party Development Services

Through ACC’s TRS entities, we provide development and construction management services for student housing properties owned by colleges and universities, charitable foundations and others.  During the six months ended June 30, 2012, we commenced construction on three third-party development projects.  The first project will serve graduate students attending Princeton University and has total third-party development fees of $3.2 million, with $1.3 million earned during the six months ended June 30, 2012.  The second project is located in Ashland, Oregon, will serve students attending Southern Oregon University and has total third-party development fees of $2.3 million, with $1.3 million of those fees earned during the six months ended June 30, 2012.  The third project is located on the College of Staten Island campus in the City University of New York system and has total third-party development fees of $2.6 million, with $1.4 million of those fees earned during the six months ended June 30, 2012.  As of June 30, 2012, we were under contract on a total of eight third-party development projects that are currently in progress and whose fees range from $0.4 million to $4.6 million. As of June 30, 2012, fees of approximately $5.3 million remained to be earned by us with respect to these projects, which have scheduled completion dates of August 2012 through August 2014.

ATM Equity Program

During the six months ended June 30, 2012, ACC sold approximately 1.8 million shares at a weighted average price of $41.61 per share under its 2011 at-the-market share offering program (the “ATM Equity Program”).  Net proceeds received under this program during the six months ended June 30, 2012 totaled approximately $73.9 million, after payment of approximately $1.1 million of commissions paid to sales agents.

In July 2012, ACC completed an equity offering in which it sold 17.25 million shares at a price of $44.25 per share.  See Note 16 in the accompanying Notes to Consolidated Financial Statements contained in Item 8 herein for further information.

Results of Operations

Comparison of the Three Months Ended June 30, 2012 and June 30, 2011

The following table presents our results of operations for the three months ended June 30, 2012 and 2011, including the amount and percentage change in these results between the two periods.

	Three Months Ended June 30,
	2012	2011	Change ($)	Change (%)
Revenues
Wholly-owned properties	$96,561	$81,801	$14,760	18.0%
On-campus participating properties	4,712	4,457	255	5.7%
Third-party development services	3,866	758	3,108	410.0%
Third-party management services	1,638	1,803	(165)	(9.2%)
Resident services	185	274	(89)	(32.5%)
Total revenues	106,962	89,093	17,869	20.1%

Operating expenses
Wholly-owned properties	45,160	37,348	7,812	20.9%
On-campus participating properties	2,801	2,881	(80)	(2.8%)
Third-party development and management services	2,626	2,631	(5)	(0.2%)
General and administrative	4,638	3,278	1,360	41.5%
Depreciation and amortization	24,482	21,477	3,005	14.0%
Ground/facility leases	804	658	146	22.2%
Total operating expenses	80,511	68,273	12,238	17.9%

Operating income	26,451	20,820	5,631	27.0%

Nonoperating income and (expenses)
Interest income	414	159	255	160.4%
Interest expense	(12,808)	(12,178)	(630)	5.2%
Amortization of deferred financing costs	(981)	(1,329)	348	(26.2%)
Loss from unconsolidated joint ventures	-	(13)	13	(100.0%)
Total nonoperating expenses	(13,375)	(13,361)	(14)	0.1%

Income before income taxes and discontinued operations	13,076	7,459	5,617	75.3%
Income tax provision	(156)	(142)	(14)	9.9%
Income from continuing operations	12,920	7,317	5,603	76.6%

Discontinued operations
Income attributable to discontinued operations	4	290	(286)	(98.6%)
Gain from disposition of real estate	83	14,574	(14,491)	(99.4%)
Total discontinued operations	87	14,864	(14,777)	(99.4%)

Net income	13,007	22,181	(9,174)	(41.4%)
Net income attributable to noncontrolling interests
Redeemable noncontrolling interests	(188)	(334)	146	(43.7%)
Partially owned properties	(491)	(107)	(384)	358.9%
Net income attributable to noncontrolling interests	(679)	(441)	(238)	54.0%
Net income attributable to common shareholders	$12,328	$21,740	$(9,412)	(43.3%)

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

A reconciliation of our same store and new property operations to our consolidated statements of comprehensive income is set forth below:

	Same Store Properties		New properties (1)		Total - All Properties (1)
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2012	2011	2012	2011	2012	2011
Number of properties	90	90	13	1	103	91
Number of beds	53,160	53,160	8,233	480	61,393	53,640

Revenues (2)	$84,214	$81,544	$12,532	$531	$96,746	$82,075
Operating expenses	38,373	37,050	6,787	298	45,160	37,348

(1)
Does not include properties currently under construction and scheduled to open for occupancy in 2012 and 2013, with the exception of U Club Townhomes on Woodward (formerly referred to as Studio Green), a property purchased in November 2011.  A redevelopment of this property commenced in June 2012 and will include 448 beds upon its scheduled completion in August 2013.

(2)	Includes revenues which are reflected as resident services revenue on the accompanying consolidated statements of comprehensive income.

Same Store Properties. The increase in revenue from our same store properties was primarily due to an increase in average rental rates for the 2011/2012 academic year.  Average occupancy for our same store portfolio remained relatively constant at 94.8% and 94.6% during the three months ended June 30, 2012 and 2011, respectively.  Future revenues will be dependent on our ability to maintain our current leases in effect for the 2011/2012 academic year and our ability to obtain appropriate rental rates and desired occupancy for the 2012/2013 academic year at our various properties during our leasing period, which typically begins in January and ends in August.

The increase in operating expenses for our same store properties was primarily due to our successful resolution of the property tax appeals process for certain of our same store properties during the three months ended June 30, 2011, which resulted in reductions to property tax expense of approximately $0.9 million.  The remaining increase is a result of general inflationary increases, offset by a decrease in utility costs as a result of the mild winter weather experienced at many properties.  We anticipate that operating expenses for our same store property portfolio for the full year ended December 31, 2012 will increase slightly as compared with 2011 as a result of general inflation.

New Property Operations.  Our new properties consist of the following: (i) Campus Trails, a property that experienced significant property damage in April 2010 as a result of a fire in which 72 beds were destroyed and reopened for occupancy in August 2011; (ii) four owned development projects that opened for occupancy in August 2011; (iii) University Shoppes - Orlando, acquired in July 2011; (iv) Eagles Trail, acquired in September 2011, (v) U Club Townhomes on Woodard (formally referred to as Studio Green), acquired in November 2011 and currently being redeveloped into a 448-bed townhome community scheduled to open for occupancy in August 2013; (vi) 26 West and The Varsity, both acquired in December 2011, (vii) University Heights- Knoxville, acquired from Fund II in January 2012, (viii) Avalon Heights, acquired in May 2012, and (ix) University Commons, acquired in June 2012. These new properties contributed an additional $12.0 million of revenues and an additional $6.5 million of operating expenses during the three months ended June 30, 2012 as compared to the three months ended June 30, 2011.

On-Campus Participating Properties (“OCPP”) Operations

We had four participating properties containing 4,519 beds which were operating during the three months ended June 30, 2012 and 2011.  Revenues from our participating properties increased to $4.7 million during the three months ended June 30, 2012 from $4.5 million for the three months ended June 30, 2011, an increase of $0.2 million.  This increase was primarily a result of an increase in average rental rates for the 2011/2012 academic year, offset by a decrease in average occupancy from 44.3% for the three months ended June 30, 2011 to 42.7% for the three months ended June 30, 2012.  Occupancy at our on-campus participating properties is low during the summer months due to the expiration of the 9-month leases concurrent with the end of the spring semester.

At these properties, operating expenses decreased slightly from $2.9 million for the three months ended June 30, 2011 to $2.8 million for the three months ended June 30, 2012, a decrease of $0.1 million.  We anticipate that operating expenses in 2012 will increase slightly as compared with 2011 as a result of general inflation.

Third-Party Development Services Revenue

Third-party development services revenue increased by approximately $3.1 million, from $0.8 million during the three months ended June 30, 2011 to $3.9 million for the three months ended June 30, 2012.  This increase was primarily due to the closing of bond financing and commencement of construction for the Southern Oregon University projects and the commencement of construction on the Lakeside Graduate Community at Princeton University during the three months ended June 30, 2012, which contributed an additional $2.6 million of revenue during that period.  During the three months ended June 30, 2012, we had eight projects in progress with an average contractual fee of approximately $2.0 million, as compared to the three months ended June 30, 2011 in which we had four projects in progress with an average contractual fee of approximately $3.0 million.

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

Third-Party Management Services Revenue

Third-party management services revenue decreased by approximately $0.2 million, from $1.8 million for the three months ended June 30, 2011 to $1.6 million for the three months ended June 30, 2012.  This decrease was primarily a result of the discontinuation of a management contract in which we recognized a portion of a $0.3 million termination fee during the three months ended June 30, 2011.  We anticipate third-party management services revenue to decrease slightly in 2012 primarily as a result of the discontinuation of three management contracts in early 2012 that contributed approximately $0.3 million of management services revenue during the year ended December 31, 2011.

General and Administrative

General and administrative expenses increased by approximately $1.3 million, from $3.3 million during the three months ended June 30, 2011 to $4.6 million for the three months ended June 30, 2012.  This increase was a result of $0.7 million of acquisition-related costs incurred during the three months ended June 30, 2012 related to the pending acquisition of a portfolio of 15 properties.  The remaining increase is a result of additional salary and benefits expense, public company costs and other general inflationary factors experienced during the three months ended June 30, 2012.  We anticipate general and administrative expenses to increase in 2012 as a result of the acquisition-related costs discussed above and increased salary and benefits expense, including restricted stock award amortization, increased public company expenses, anticipated increases in travel related expenditures and general inflationary increases.

Depreciation and Amortization

Depreciation and amortization increased by approximately $3.0 million, from $21.5 million during the three months ended June 30, 2011 to $24.5 million for the three months ended June 30, 2012.  This increase was primarily due to additional depreciation and amortization expense of approximately $3.0 million recorded during the three months ended June 30, 2012 related to our acquisition of five properties during 2011 and three properties during 2012, and the completion of construction and opening of four owned development properties in August 2011, which contributed an additional $1.1 million of depreciation expense.  These increases were offset by a decrease in the amortization of in-place leases of approximately $1.1 million related to 14 properties purchased from joint ventures with Fidelity in 2010.  The value assigned to in-place leases upon acquisition of the properties was fully amortized by the end of 2011.  We expect depreciation and amortization expense to increase significantly in 2012 as a result of properties acquired during 2011 and 2012, the anticipated acquisition of a 15-property portfolio during the latter half of 2012, the completion of four owned development projects in August 2011 and the anticipated completion of 11 owned development projects scheduled to open for occupancy in Fall 2012.

Ground/Facility Leases

Ground/facility leases expense increased by approximately $0.1 million, from $0.7 million during the three months ended June 30, 2011 to $0.8 million for the three months ended June 30, 2012.  This increase was primarily due to overall improvements in operations experienced at two of our on-campus participating properties during the three months ended June 30, 2012, which increased the University’s share of the cash flow available for distribution.  We anticipate ground/facility leases expense to increase in 2012 as a result of the completion of construction and commencement of operations of two ACE development projects in August 2011 and the anticipated completion of six ACE development projects scheduled to open for occupancy in Fall 2012.

Interest Income

Interest income increased by approximately $0.2 million, from $0.2 million during the three months ended June 30, 2011 to $0.4 million for the three months ended June 30, 2012.  This increase was primarily due to interest earned on a loan made to the noncontrolling partner in a joint venture that owns The Varsity, a property purchased in December 2011.

Interest Expense

Interest expense increased by approximately $0.6 million, from $12.2 million during the three months ended June 30, 2011 to $12.8 million for the three months ended June 30, 2012.  We experienced an increase in interest expense of approximately $1.9 million on our corporate-level debt related to an additional borrowing of $150 million in January 2012 under our unsecured term loan, as well as increased borrowings under our revolving credit facility.  This increase was offset by a decrease of approximately $0.4 million during the three months ended June 30, 2012 as compared to the prior year as a result of mortgage and construction loans paid off during 2011 and 2012.  In addition, interest expense decreased as a result of an increase in capitalized interest of approximately $0.8 million during the three months ended June 30, 2012 as compared to the prior year due to the timing and volume of construction activities on our owned development projects during the respective periods.

We expect interest expense to increase in 2012 as a result of the timing of increased borrowings under our unsecured term loan, an anticipated unsecured bond offering in 2012 and mortgage debt assumed during 2012 related to property acquisitions, which will be slightly offset by reduced interest expense due to the payoff of mortgage and construction debt in 2011 and mortgage debt scheduled to mature in 2012, as well as increased capitalized interest associated with our increased owned development activity.

Amortization of Deferred Financing Costs

Amortization of deferred financing costs decreased approximately $0.3 million, from $1.3 million during the three months ended June 30, 2011 to $1.0 million for the three months ended June 30, 2012.  This decrease was primarily a result of mortgage and construction debt paid off during 2011 and 2012.  We expect amortization of deferred financing costs in 2012 to increase as a result of mortgage debt assumed during 2012 related to property acquisitions, offset by mortgage and construction debt paid off in 2011 and 2012.

Discontinued Operations

Discontinued operations on the accompanying consolidated statements of comprehensive income includes the following wholly-owned properties: (i) Pirates Cove, sold in April 2012 for a sales price of $27.5 million, (ii) Campus Club – Statesboro, sold in May 2011 for a sales price of $34.5 million; (iii) Villas on Apache, sold in April 2011 for a sales price of $14.8 million, (iv) River Club Apartments, sold in April 2011 for a sales price of $23.0 million; and (v) River Walk Townhomes, sold in April 2011 for a sales price of $9.7 million.  Refer to Note 4 in the accompanying Notes to Consolidated Financial Statements contained in Item 8 herein for a table summarizing the results of operations of the properties classified within discontinued operations.

Comparison of the Six Months Ended June 30, 2012 and June 30, 2011

The following table presents our results of operations for the six months ended June 30, 2012 and 2011, including the amount and percentage change in these results between the two periods.

	Six Months Ended June 30,
	2012	2011	Change ($)	Change (%)
Revenues
Wholly-owned properties	$196,151	$167,425	$28,726	17.2%
On-campus participating properties	12,679	12,104	575	4.8%
Third-party development services	5,960	4,582	1,378	30.1%
Third-party management services	3,396	3,633	(237)	(6.5%)
Resident services	528	615	(87)	(14.1%)
Total revenues	218,714	188,359	30,355	16.1%

Operating expenses
Wholly-owned properties	88,883	74,942	13,941	18.6%
On-campus participating properties	5,296	4,625	671	14.5%
Third-party development and management services	5,411	5,313	98	1.8%
General and administrative	8,178	6,051	2,127	35.2%
Depreciation and amortization	48,881	42,712	6,169	14.4%
Ground/facility leases	1,768	1,814	(46)	(2.5%)
Total operating expenses	158,417	135,457	22,960	17.0%

Operating income	60,297	52,902	7,395	14.0%

Nonoperating income and (expenses)
Interest income	930	209	721	345.0%
Interest expense	(26,090)	(26,191)	101	(0.4%)
Amortization of deferred financing costs	(1,982)	(2,559)	577	(22.5%)
Income (loss) from unconsolidated joint ventures	444	(25)	469	(1,876.0%)
Other nonoperating loss	(122)	-	(122)	100.0%
Total nonoperating expenses	(26,820)	(28,566)	1,746	(6.1%)

Income before income taxes and discontinued operations	33,477	24,336	9,141	37.6%
Income tax provision	(312)	(285)	(27)	9.5%
Income from continuing operations	33,165	24,051	9,114	37.9%

Discontinued operations
Income attributable to discontinued operations	564	1,436	(872)	(60.7%)
Gain from disposition of real estate	83	14,574	(14,491)	(99.4%)
Total discontinued operations	647	16,010	(15,363)	(96.0%)

Net income	33,812	40,061	(6,249)	(15.6%)
Net income attributable to noncontrolling interests
Redeemable noncontrolling interests	(475)	(621)	146	(23.5%)
Partially owned properties	(983)	(287)	(696)	242.5%
Net income attributable to noncontrolling interests	(1,458)	(908)	(550)	60.6%
Net income attributable to common shareholders	$32,354	$39,153	$(6,799)	(17.4%)

Wholly-Owned Properties Operations

A reconciliation of our same store and new property operations to our consolidated statements of comprehensive income is set forth below:

	Same Store Properties		New properties (1)		Total - All Properties (1)
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011	2012	2011
Number of properties	90	90	13	1	103	91
Number of beds	53,160	53,160	8,233	480	61,393	53,640

Revenues (2)	$172,093	$166,951	$24,586	$1,089	$196,679	$168,040
Operating expenses	76,350	74,382	12,533	560	88,883	74,942

(1)
Does not include properties currently under construction and scheduled to open for occupancy in 2012 and 2013, with the exception of U Club Townhomes on Woodward (formerly referred to as Studio Green), a property purchased in November 2011.  A redevelopment of this property commenced in June 2012 and will include 448 beds upon its scheduled completion in August 2013.

(2)	Includes revenues which are reflected as resident services revenue on the accompanying consolidated statements of comprehensive income.

Same Store Properties.  The increase in revenue from our same store properties was primarily due to an increase in average rental rates for the 2011/2012 academic year, as average occupancy for our same store portfolio remained constant at 96.6% for both six month periods ended June 30, 2012 and 2011, respectively.  The increase in operating expenses for our same store properties was primarily due to general inflationary increases, offset by a decrease in utility costs as a result of the mild winter weather experienced at many properties.

New Property Operations.  Our new properties consist of the following: (i) Campus Trails, a property that experienced significant property damage in April 2010 as a result of a fire in which 72 beds were destroyed and reopened for occupancy in August 2011; (ii) four owned development projects that opened for occupancy in August 2011; (iii) University Shoppes - Orlando, acquired in July 2011; (iv) Eagles Trail, acquired in September 2011, (v) U Club Townhomes on Woodard (formally referred to as Studio Green), acquired in November 2011 and currently being redeveloped into a 448-bed townhome community scheduled to open for occupancy in August 2013; (vi) 26 West and The Varsity, both acquired in December 2011, (vii) University Heights- Knoxville, acquired from Fund II in January 2012, (viii) Avalon Heights, acquired in May 2012, and (ix) University Commons, acquired in June 2012.  These new properties contributed an additional $23.5 million of revenues and an additional $12.0 million of operating expenses during the six months ended June 30, 2012 as compared to the six months ended June 30, 2011.

On-Campus Participating Properties (“OCPP”) Operations

We had four participating properties containing 4,519 beds which were operating during both six month periods ended June 30, 2012 and 2011.  Revenues from our participating properties increased to $12.7 million during the six months ended June 30, 2012 from $12.1 million for the six months ended June 30, 2011, an increase of $0.6 million.  This increase was primarily a result of an increase in average rental rates for the 2011/2012 academic year, offset by a slight decrease in average occupancy from 70.4% for the six months ended June 30, 2011 to 70.0% for the six months ended June 30, 2012.

At these properties, operating expenses increased from $4.6 million for the six months ended June 30, 2011 to $5.3 million for the six months ended June 30, 2012, an increase of $0.7 million.  This increase was primarily due to a utility refund of approximately $0.7 million received at one of the properties during the six months ended June 30, 2011.

Third-Party Development Services Revenue

Third-party development services revenue increase by approximately $1.4 million, from $4.6 million during the six months ended June 30, 2011 to $6.0 million for the six months ended June 30, 2012.  This increase was primarily due to the closing of bond financing and commencement of construction for the Southern Oregon University and College of Staten Island projects and the commencement of construction on the Lakeside Graduate Community at Princeton University during the six months ended June 30, 2012, which contributed an additional $4.0 million of revenue during that period.  This increase was offset by the closing of bond financing and commencement of construction for the Illinois State and Northern Illinois University projects during the six months ended June 30, 2011, which contributed an additional $2.4 million of revenue during that period.  During the six months ended June 30, 2012, we had eight projects in progress with an average contractual fee of approximately $2.0 million, as compared to the six months ended June 30, 2011 in which we had four projects in progress with an average contractual fee of approximately $3.0 million.

Third-Party Management Services Revenue

Third-party management services revenue decreased by approximately $0.2 million, from $3.6 million for the six months ended June 30, 2011 to $3.4 million for the six months ended June 30, 2012.  This decrease was primarily a result of the discontinuation of a management contract in which we recognized a portion of a $0.3 million termination fee during the six months ended June 30, 2011.

General and Administrative

General and administrative expenses increased by approximately $2.1 million, from $6.1 million during the six months ended June 30, 2011 to $8.2 million for the six months ended June 30, 2012.  This increase was a result of $0.7 million of acquisition-related costs incurred during the six months ended June 30, 2012 related to the pending acquisition of a portfolio of 15 properties.  The remaining increase is a result of additional salary and benefits expense, public company costs and other general inflationary factors experienced during the six months ended June 30, 2012.

Depreciation and Amortization

Depreciation and amortization increased by approximately $6.2 million, from $42.7 million during the six months ended June 30, 2011 to $48.9 million for the six months ended June 30, 2012.  This increase was primarily due to additional depreciation and amortization expense of approximately $5.8 million recorded during the six months ended June 30, 2012 related to our acquisition of five properties during 2011 and three properties during 2012, and the completion of construction and opening of four owned development properties in August 2011, which contributed an additional $2.1 million of depreciation expense. These increases were offset by a decrease in the amortization of in-place leases of approximately $2.3 million related to 14 properties purchased from joint ventures with Fidelity in 2010.  The value assigned to in-place leases upon acquisition of the properties was fully amortized by the end of 2011.

Interest Income

Interest income increased by approximately $0.7 million, from $0.2 million during the six months ended June 30, 2011 to $0.9 million for the six months ended June 30, 2012.  This increase was primarily due to interest earned on a loan made to the noncontrolling partner in a joint venture that owns The Varsity, a property purchased in December 2011.

Interest Expense

Interest expense decreased by approximately $0.1 million, from $26.2 million during the six months ended June 30, 2011 to $26.1 million for the six months ended June 30, 2012.  We experienced a decrease in interest expense of approximately $2.3 million during the six months ended June 30, 2012 as compared to the prior year as a result of mortgage and construction loans paid off during 2011 and 2012.  In addition, interest expense decreased as a result of an increase in capitalized interest of $2.0 million during the six months ended June 30, 2012 as compared to the prior year due to the timing and volume of construction activities on our owned development projects during the respective periods.  These decreases were offset by $4.3 million of additional interest expense on our corporate-level debt related to an additional borrowing of $150 million in January 2012 under our unsecured term loan, as well as increased borrowings under our revolving credit facility.  See Note 8 contained in Item 8 herein for a more detailed discussion of the amendment to our unsecured term loan and revolving credit facility executed in January 2012.

Amortization of Deferred Financing Costs

Amortization of deferred financing costs decreased approximately $0.6 million, from $2.6 million during the six months ended June 30, 2011 to $2.0 million for the six months ended June 30, 2012.  This decrease was primarily a result of mortgage and construction debt paid off during 2011 and 2012.

Income (Loss) from Unconsolidated Joint Ventures

We reported income from unconsolidated joint ventures of approximately $0.4 million for the six months ended June 30, 2012, as compared to loss from unconsolidated joint ventures of $25,000 for the six months ended June 30, 2011.  This increase was due to our share of a gain on debt restructuring recorded by Fund II during the six months ended June 30, 2012.  Immediately prior to our acquisition of University Heights- Knoxville from Fund II in January 2012, Fund II negotiated a Settlement Agreement with the lender of the property’s mortgage loan whereby the lender agreed to accept a discounted amount that was less than the original principal amount of the loan as payment in full.  Accordingly, Fund II recorded a gain on debt restructuring of $4.2 million, of which our 10% share was $0.4 million.

Other Nonoperating Loss

Other nonoperating loss of approximately $0.1 million for the six months ended June 30, 2012 represents a loss recorded to remeasure our equity method investment in Fund II, in which we held a 10% interest, to fair value immediately prior to our acquisition in January 2012 of the remaining 90% interest in University Heights- Knoxville, the final property owned by Fund II.

Discontinued Operations

Discontinued operations on the accompanying consolidated statements of comprehensive income includes the following wholly-owned properties: (i) Pirates Cove, sold in April 2012 for a sales price of $27.5 million, (ii) Campus Club – Statesboro, sold in May 2011 for a sales price of $34.5 million; (iii) Villas on Apache, sold in April 2011 for a sales price of $14.8 million, (iv) River Club Apartments, sold in April 2011 for a sales price of $23.0 million; and (v) River Walk Townhomes, sold in April 2011 for a sales price of $9.7 million.  Refer to Note 4 in the accompanying Notes to Consolidated Financial Statements contained in Item 8 herein for a table summarizing the results of operations of the properties classified within discontinued operations.

Liquidity and Capital Resources

Cash Balances and Cash Flows

As of June 30, 2012, excluding our on-campus participating properties, we had $44.9 million in cash and cash equivalents and restricted cash as compared to $37.0 million in cash and cash equivalents and restricted cash as of December 31, 2011.  Restricted cash primarily consists of escrow accounts held by lenders and resident security deposits, as required by law in certain states.  The following discussion relates to changes in cash due to operating, investing and financing activities, which are presented in our consolidated statements of cash flows included in Item 8 herein.

Operating Activities: For the six months ended June 30, 2012, net cash provided by operating activities was approximately $81.4 million, as compared to $52.8 million for the six months ended June 30, 2011, an increase of $28.6 million.  This increase in cash provided by operating activities was primarily due to operating cash flows provided from the timing of the acquisition of five properties in 2011 and three properties in 2012, the completion of construction and opening of four owned development projects in August 2011, and improved operations at our same store wholly-owned properties.

Investing Activities: Investing activities utilized approximately $262.9 million and $11.6 million for the six months ended June 30, 2012 and 2011, respectively.  The $251.3 million increase in cash utilized in investing activities was primarily a result of the following: (i) a $116.2 million increase in cash used to fund the construction of our wholly-owned development properties, as 17 wholly-owned properties were under construction during the six months ended June 30, 2012, of which 11 are scheduled for completion in Fall 2012, as compared to 11 wholly-owned properties that were under construction during the six months ended June 30, 2011, of which four completed construction in August 2011; (ii) a $67.6 million increase in cash paid to acquire properties and undeveloped land; (iii) a 52.7 million decrease in net proceeds received from the disposition of real estate, as four unencumbered wholly-owned properties were sold during the six months ended June 30, 2011 as compared to one unencumbered wholly-owned property during the six months ended June 30, 2012; and (iv) an earnest money deposit of $12.5 million was made during the six months ended June 30, 2012, in connection with a pending acquisition of a 15-property portfolio.

Financing Activities: Cash provided by financing activities totaled approximately $176.8 million for the six months ended June 30, 2012 as compared to $106.4 million used for financing activities for the six months ended June 30, 2011.  The $283.2 million increase in cash provided by financing activities was primarily a result of the following: (i) a $209.3 million decrease in cash used to pay off maturing mortgage and construction debt; (ii) a $62.1 million increase in proceeds from construction loans used to partially fund the construction of four wholly-owned development properties, scheduled to open for occupancy in August and September 2012; (iii) a $50.0 million increase in proceeds (net of pay-offs) received from our term loan, and (iv) a $3.4 million decrease in debt issuance and assumption costs as a result of $6.4 million paid to close on our $650 million unsecured credit facility in May 2011, as compared to $3.2 million paid to amend and expand our unsecured credit facility in January 2012.  These increases were offset by (i) a $27.0 million decrease in proceeds (net of paydowns) received from our revolving credit facilities (ii) an $8.9 million decrease in net proceeds raised through the issuance of common stock; and (iii) a $4.8 million increase in distributions to stockholders during the six months ended June 30, 2012, as a result of the issuance of common stock in connection with our ATM Equity Programs.

Liquidity Needs, Sources and Uses of Capital

As of June 30, 2012, our short-term liquidity needs included, but were not limited to, the following: (i) anticipated distribution payments to our common and restricted stockholders totaling approximately $101.7 million based on an assumed annual cash distribution of $1.35 per share based on the number of our shares outstanding as of June 30, 2012, (ii) anticipated distribution payments to our Operating Partnership unitholders totaling approximately $1.3 million based on an assumed annual distribution of $1.35 per common unit and a cumulative preferential per annum cash distribution rate of 5.99% on our Series A preferred units based on the number of units outstanding as of June 30, 2012, (iii) cash consideration in the range of $345.4 million to $380.4 million for the pending acquisition of a 15-property portfolio expected to close during the third quarter of 2012; (iv) the pay-off of approximately $89.4 million of fixed-rate mortgage debt scheduled to mature during the next 12 months, (v) estimated development costs over the next 12 months totaling approximately $297.6 million for our wholly-owned properties currently under construction, (vi) cash consideration of approximately $75.5 million for the acquisition of two properties expected to close during the third quarter of 2012, one of which we have the option to purchase and the other which we are obligated to purchase as long as the developer meets certain construction deadlines, (vii) funds for other development projects scheduled to commence construction during the next 12 months, and (viii) potential future property acquisitions.

We expect to meet our short-term liquidity requirements by (i) borrowing under our existing credit facilities and construction loans discussed below, (ii) potentially disposing of properties depending on market conditions, (iii) issuing securities, including common stock, and (iv) utilizing net cash provided by operations.  In addition, during the fourth quarter of 2011, the Company was assigned a “Baa3” issuer rating by Moody’s Investors Service and a “BBB-” corporate credit rating by Standard & Poor’s Ratings Services.  Both ratings are considered “investment grade” and indicated a stable outlook for the Company.  These ratings potentially provide us with access to the unsecured bond market, an additional avenue that can be used to fund our liquidity needs.

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

   ATM Equity Programs

As discussed in more detail in Note 9 in the accompanying Notes to Consolidated Financial Statements contained in Item 8 herein, during the six months ended June 30, 2012, we utilized our ATM share offering program to sell shares of our common stock into the existing trading market at current market prices.

Unsecured Credit Facility

As discussed in more detail in Note 8 and Note 12 in the accompanying Notes to Consolidated Financial Statements contained in Item 8 herein, in January 2012, we entered into a First Amendment to Third Amended and Restated Credit Agreement (the “First Amendment”).  Pursuant to the First Amendment, our $200 million unsecured term loan was increased in size to $350 million, maturity dates were extended on both our term loan and revolving credit facility, and interest rate spreads were lowered to reflect current market terms.  In January 2012, we also entered into multiple interest rate swap agreements with notional amounts totaling $350 million that effectively fix our interest rate to 2.53% (0.88% + 1.65% spread) on the outstanding balance of our unsecured term loan.

As of June 30, 2012, the balance outstanding on our revolving credit facility totaled $241.0 million, bearing interest at a weighted average annual rate of 2.00%, and availability under the revolving credit facility totaled $209.0 million.  In July 2012, we completed an equity offering and used a portion of the offering proceeds to pay down the outstanding balance on the revolving credit facility in full.  See Note 16 in the accompanying Notes to Consolidated Financial Statements contained in Item 8 herein for a detailed discussion of the equity offering.  The terms of the combined Credit Facility include certain restrictions and covenants, as discussed more fully in Note 8 in the accompanying Notes to Consolidated Financial Statements contained in Item 8 herein, including covenants that restrict the amount of distributions that we can pay.  As of June 30, 2012, we were in compliance with all such covenants.

Secured Agency Facility

As discussed in more detail in Note 8 in the accompanying Notes to Consolidated Financial Statements contained in Item 8 herein, we also have a $125 million secured revolving credit facility with a Freddie Mac lender.  As of June 30, 2012, the balance outstanding on the facility totaled $116.0 million, bearing interest at a weighted average annual rate of 2.42%.  The secured agency facility includes some, but not all, of the same financial covenants as the Credit Facility, as described above.  As of June 30, 2012, we were in compliance with all such covenants.

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

On August 1, 2012, we declared a second quarter 2012 distribution per share of $0.3375 which will be paid on August 28, 2012 to all common stockholders of record as of August 14, 2012.  At the same time, the Operating Partnership will pay an equivalent amount per unit to holders of common units, as well as the quarterly cumulative preferential distribution to holders of Series A preferred units.

Pre-Development Expenditures

Our third-party and owned development activities have historically required us to fund pre-development expenditures such as architectural fees, permits and deposits.  The closing and/or commencement of construction of these development projects is subject to a number of risks such as our inability to obtain financing on favorable terms and delays or refusals in obtaining necessary zoning, land use, building, and other required governmental permits and authorizations.  As such, we cannot always predict accurately the liquidity needs of these activities.  We frequently incur these pre-development expenditures before a financing commitment and/or required permits and authorizations have been obtained.  Accordingly, we bear the risk of the loss of these pre-development expenditures if financing cannot ultimately be arranged on acceptable terms or we are unable to successfully obtain the required permits and authorizations.  Historically, our third-party and owned development projects have been successfully structured and financed; however, these developments have at times been delayed beyond the period initially scheduled, causing revenue to be recognized in later periods.  As of June 30, 2012, we have deferred approximately $2.2 million in pre-development costs related to third-party and owned development projects that have not yet commenced construction.

Indebtedness

As of June 30, 2012, we had approximately $1,621.1 million of outstanding consolidated indebtedness (excluding net unamortized debt discounts and debt premiums of approximately $4.4 million and $10.2 million, respectively), comprised of a $350.0 million balance on our unsecured term loan, $241.0 million balance on our unsecured revolving credit facility, $116.0 million balance on our secured agency facility, $835.0 million in mortgage and construction loans secured by our wholly-owned properties, $31.9 million in mortgage loans secured by two phases of an on-campus participating property and $47.2 million in bond issuances secured by three of our on-campus participating properties.  The weighted average interest rate on our consolidated indebtedness as of June 30, 2012 was 4.09% per annum.  As of June 30, 2012, approximately 27.7% of our total consolidated indebtedness was variable rate debt, comprised of our secured agency facility, unsecured revolving credit facility and three construction loans discussed below.

Wholly-Owned Properties

Mortgage debt:  The weighted average interest rate of the $743.5 million of wholly-owned mortgage debt was 5.59% per annum as of June 30, 2012.  Each of the mortgage loans is a non-recourse obligation subject to customary exceptions.  Each of these mortgages has a 30-year amortization, and none are cross-defaulted or cross-collateralized to any other indebtedness.  The loans generally may not be prepaid prior to maturity; in certain cases prepayment is allowed, subject to prepayment penalties.

Construction loans:  The development and construction of two on-campus ACE properties (The Suites and Hilltop Townhomes), which are scheduled to complete construction and open for occupancy in August 2012, are partially financed on a combined basis with a $45.4 million construction loan.  For each borrowing we have the option of choosing the Prime rate or one-, two-, three-, or six-month LIBOR plus 2.35%.  The loan requires payments of interest only during the term of the loan and any accrued interest and outstanding borrowings become due on the maturity date of May 16, 2014.  The term of loan can be extended through May 2016 through the exercise of two 12-month extension options.  As of June 30, 2012, the balance outstanding on the construction loan totaled $29.7 million, bearing interest at a weighted average rate per annum of 2.59%.  In addition, the development and construction of University Pointe at College Station, an on-campus ACE property scheduled to complete construction and open for occupancy in September 2012, is partially financed with a $57.5 million construction loan.  For each borrowing we have the option of choosing the Prime rate or one-, two-, three-, or six-month LIBOR plus 2.65%.  The loan requires payments of interest only during the term of the loan and any accrued interest and outstanding borrowings become due on the maturity date of December 2, 2013.  The term of loan can be extended through December 2017 through the exercise of two 24-month extension options.  As of June 30, 2012, the balance outstanding on the construction loan totaled $46.0 million, bearing interest at a weighted average rate per annum of 2.89%.

In addition, as discussed in more detail in Note 5 in the accompanying Notes to Consolidated Financial Statements contained in Item 8 herein, we are consolidating a variable interest entity (“VIE”) that owns the University Edge property located in Kent, Ohio.  As a result, our construction loan payable balance includes $15.7 million related to the construction loan that is financing the development and construction of this property, which is anticipated to be complete in August 2012.  The total amount of the construction loan is $24.8 million, bearing interest at 3.0% per annum as of June 30, 2012.  The loan matures on January 29, 2014.  As the Company is not legally a party to this loan, and is only including the loan in its consolidated financial statements to comply with accounting guidance related to VIE’s, the creditor of this construction loan does not have recourse to the assets of the Company.

On-Campus Participating Properties

Bonds:  As discussed in Note 8 in the Notes to Consolidated Financial Statements contained in Item 8 herein, three of our on-campus participating properties are 100% financed with project-based taxable bonds.  As of June 30, 2012, the bonds carry a balance of $47.2 million and bear interest at a weighted average rate per annum of 7.53%.  The loans encumbering the leasehold interests are non-recourse, subject to customary exceptions.

Mortgage loans:  The Cullen Oaks Phase I and Phase II on-campus participating properties are currently encumbered by mortgage loans with balances as of June 30, 2012 of approximately $15.9 million and $16.0 million, respectively.  The loans mature in February 2014 and bear interest at a rate of LIBOR plus 1.35%.  In connection with these loans, we entered into an interest rate swap agreement effective February 15, 2007 through February 15, 2014, that is designated to hedge our exposure to fluctuations on interest payments attributed to changes in interest rates associated with payments on the loans.  Under the terms of the interest rate swap agreement, we pay a fixed rate of 6.69% per annum and receive a floating rate of LIBOR plus 1.35%.  We have guaranteed payment of this property’s indebtedness.

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

The following table presents a reconciliation of our net income attributable to common shareholders to FFO and FFOM:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income attributable to American Campus Communities, Inc. and Subsidiaries	$12,328 (1)	$21,740	$32,354	$39,153
Noncontrolling interests (2)	287	441	669	908
Gain from disposition of real estate	(83)	(14,574)	(83)	(14,574)
Loss (income) from unconsolidated joint ventures	-	13	(444)	25
FFO from unconsolidated joint ventures (3)	-	3	429	7
Real estate related depreciation and amortization	24,074	21,745	48,079	43,652
Funds from operations (“FFO”)	36,606	29,368	81,004	69,171

Elimination of operations of on-campus participating properties
Net loss (income) from on-campus participating properties	1,044	1,296	(1,454)	(1,346)
Amortization of investment in on-campus participating properties	(1,159)	(1,109)	(2,314)	(2,207)
	36,491	29,555	77,236	65,618
Modifications to reflect operational performance of on-campus participating properties
Our share of net cash flow (4)	523	433	1,073	1,274
Management fees	216	205	578	555
Impact of on-campus participating properties	739	638	1,651	1,829
Elimination of gain on debt restructuring – unconsolidated joint venture (5)	-	-	(424)	-
Loss on remeasurement of equity method investment (6)	-	-	122	-
Funds from operations – modified (“FFOM”)	$37,230	$30,193	$78,585	$67,447

FFO per share – diluted	$0.48	$0.42	$1.06	$1.00

FFOM per share – diluted	$0.49	$0.43	$1.03	$0.97

Weighted average common shares outstanding – diluted	76,283,442	70,233,419	76,080,653	69,426,684

(1)	Net income for the three months ended June 30, 2012 includes $1.3 million of acquisition-related costs such as broker fees, due diligence costs and legal and accounting fees. Of this amount, $0.6 million relates to the acquisition of Avalon Heights and University Commons and is included in wholly-owned properties operating expenses on the accompanying consolidated statements of comprehensive income. The remaining $0.7 million relates to our pending acquisition of a portfolio of 15 properties and is included in general and administrative expenses on the accompanying consolidated statements of comprehensive income.

(2)
The adjustment to FFO for noncontrolling interests’ share of net income excludes $0.4 million and $0.8 million for the three and six months ended June 30, 2012, respectively, of income attributable to the noncontrolling partner in The Varsity, a property purchased in December 2011 from a seller that retained a 20.5% noncontrolling interest in the property.

(3)	Represents our 10% share of FFO from a joint venture with Fidelity (“Fund II”) in which we were a noncontrolling partner. In January 2012, we purchased the full ownership interest in the one remaining property owned by Fund II (University Heights- Knoxville). Subsequent to the acquisition, the property is now wholly-owned and is consolidated by us.

(4)
50% of the properties’ net cash available for distribution after payment of operating expenses, debt service (including repayment of principal) and capital expenditures.  Represents amounts accrued for the interim periods.

(5)	Immediately prior to our purchase of University Heights- Knoxville from Fund II (see Note 3), Fund II negotiated a Settlement Agreement with the lender of the property’s mortgage loan whereby the lender agreed to accept a discounted amount that was less than the original principal amount of the loan as payment in full. Accordingly, Fund II recorded a gain on debt restructuring to reflect the discounted payoff. Our 10% share of such gain is reflected above as an adjustment to FFOM.

(6)	Represents a non-cash loss recorded to remeasure our equity method investment in Fund II to fair value as a result of our purchase of the full ownership interest in University Heights from Fund II in January 2012.

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

Dated: August 9, 2012

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

Dated: August 9, 2012

AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P.
By: American Campus Communities Holdings, LLC, its general partner By: American Campus Communities, Inc., its sole member

	By:	/s/ William C. Bayless, Jr.

William C. Bayless, Jr. President and Chief Executive Officer

	By:	/s/ Jonathan A. Graf

Jonathan A. Graf Executive Vice President, Chief Financial Officer, Treasurer and Secretary