Form 10-K
period 2012-12-31
AMERICAN CAMPUS COMMUNITIES INC; American Campus Communities Operating Partnership LP
filed 2013-03-01
CIK 1283630, 1357369

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2012.

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
American Campus Communities Operating Partnership, L.P.         Yes  ☐ No ☒

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
American Campus Communities, Inc.                                                 ☐
American Campus Communities Operating Partnership, L.P.         ☐

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
American Campus Communities, Inc.                                                 Yes  ☐ No ☒
American Campus Communities Operating Partnership, L.P.         Yes  ☐ No ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was $2,964,531,360 based on the last sale price of the common equity on June 29, 2012 which is the last business day of the Company’s most recently completed second quarter.

There were 104,665,212 shares of the Company’s common stock with a par value of $0.01 per share outstanding as of the close of business on February 19, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this report incorporates information by reference from the definitive Proxy Statement for the 2013 Annual Meeting of Stockholders.

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the year ended December 31, 2012 of American Campus Communities, Inc. and American Campus Communities Operating Partnership, L.P..  Unless stated otherwise or the context otherwise requires, references to “ACC” mean American Campus Communities, Inc. a Maryland real estate investment trust (“REIT”), and references to “ACCOP” mean American Campus Communities Operating Partnership, L.P., a Maryland limited partnership.  References to the “Company,” “we,” “us” or “our” mean collectively ACC, ACCOP and those entities/subsidiaries owned or controlled by ACC and/or ACCOP.  References to the “Operating Partnership” mean collectively ACCOP and those entities/subsidiaries owned or controlled by ACCOP. The following chart illustrates the Company’s and the Operating Partnership’s corporate structure:

The general partner of ACCOP is American Campus Communities Holdings, LLC (“ACC Holdings”), an entity that is wholly-owned by ACC. As of December 31, 2012, ACC Holdings held an ownership interest in ACCOP of less than 1%. The limited partners of ACCOP are ACC and other limited partners consisting of current and former members of management and nonaffiliated third parties.  As of December 31, 2012, ACC owned an approximate 98.8% limited partnership interest in ACCOP.  As the sole member of the general partner of ACCOP, ACC has exclusive control of ACCOP’s day-to-day management.  Management operates the Company and the Operating Partnership as one business. The management of ACC consists of the same members as the management of ACCOP. The Company is structured as an umbrella partnership REIT (“UPREIT”) and ACC contributes all net proceeds from its various equity offerings to the Operating Partnership. In return for those contributions, ACC receives a number of units of ACCOP (“OP Units,” see definition below) equal to the number of common shares it has issued in the equity offering. Contributions of properties to the Company can be structured as tax-deferred transactions through the issuance of OP Units in ACCOP.  Based on the terms of ACCOP’s partnership agreement, OP Units can be exchanged for ACC’s common shares on a one-for-one basis. The Company maintains a one-for-one relationship between the OP Units of ACCOP issued to ACC and ACC Holdings and the common shares issued to the public. The Company believes that combining the reports on Form 10-K of the Company and the Operating Partnership into this single report provides the following benefits:

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

ACC consolidates ACCOP for financial reporting purposes, and ACC essentially has no assets or liabilities other than its investment in ACCOP. Therefore, the assets and liabilities of the Company and the Operating Partnership are the same on their respective financial statements. However, the Company believes it is important to understand the few differences between the Company and the Operating Partnership in the context of how the entities operate as a consolidated company. All of the Company’s property ownership, development and related business operations are conducted through the Operating Partnership. ACC also issues public equity from time to time and guarantees certain debt of ACCOP, as disclosed in this report. ACC does not have any indebtedness, as all debt is incurred by the Operating Partnership. The Operating Partnership holds substantially all of the assets of the Company, including the Company’s ownership interests in its joint ventures. The Operating Partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity.  Except for the net proceeds from ACC’s equity offerings, which are contributed to the capital of ACCOP in exchange for OP Units on a one-for-one common share per OP Unit basis, the Operating Partnership generates all remaining capital required by the Company’s business. These sources include, but are not limited to, the Operating Partnership’s working capital, net cash provided by operating activities, borrowings under its credit facilities, and proceeds received from the disposition of certain properties.  Noncontrolling interests, stockholders’ equity, and partners’ capital are the main areas of difference between the consolidated financial statements of the Company and those of the Operating Partnership. The noncontrolling interests in the Operating Partnership’s financial statements consist of the interests of unaffiliated partners in various consolidated joint ventures. The noncontrolling interests in the Company’s financial statements include the same noncontrolling interests at the Operating Partnership level and OP Unit holders of ACCOP. The differences between stockholders’ equity and partners’ capital result from differences in the type of equity issued at the Company and Operating Partnership levels.

To help investors understand the significant differences between the Company and the Operating Partnership, this report provides separate consolidated financial statements for the Company and the Operating Partnership. A single set of consolidated notes to such financial statements is presented that includes separate discussions for the Company and the Operating Partnership when applicable (for example, noncontrolling interests, stockholders’ equity or partners’ capital, earnings per share or unit, etc.).  A combined Management’s Discussion and Analysis of Financial Condition and Results of Operations section is also included that presents discrete information related to each entity, as applicable. This report also includes separate Part II, Item 9A Controls and Procedures sections and separate Exhibits 31 and 32 certifications for each of the Company and the Operating Partnership in order to establish that the requisite certifications have been made and that the Company and the Operating Partnership are compliant with Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934 and 18 U.S.C. §1350.

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

FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2012

PART I

Item 1.  Business

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

The general partner of ACCOP is American Campus Communities Holdings, LLC (“ACC Holdings”), an entity that is wholly-owned by ACC. As of December 31, 2012, ACC Holdings held an ownership interest in ACCOP of less than 1%. The limited partners of ACCOP are ACC and other limited partners consisting of current and former members of management and nonaffiliated third parties.  As of December 31, 2012, ACC owned an approximate 98.8% limited partnership interest in ACCOP.  As the sole member of the general partner of ACCOP, ACC has exclusive control of ACCOP’s day-to-day management.  Management operates ACC and ACCOP as one business.  The management of ACC consists of the same members as the management of ACCOP.  ACC consolidates ACCOP for financial reporting purposes, and ACC does not have significant assets other than its investment in ACCOP.  Therefore, the assets and liabilities of ACC and ACCOP are the same on their respective financial statements. References to the “Company,” “we,” “us” or “our” mean collectively ACC, ACCOP and those entities/subsidiaries owned or controlled by ACC and/or ACCOP.  References to the “Operating Partnership” mean collectively ACCOP and those entities/subsidiaries owned or controlled by ACCOP.

As of December 31, 2012, our total owned and third-party managed portfolio included 187 properties with approximately 121,300 beds in approximately 40,900 units.

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

Acquisitions:  As discussed in more detail in Note 5 in the accompanying Notes to Consolidated Financial Statements contained in Item 8, in 2012, we acquired 40 off-campus properties containing 8,213 units and 23,075 beds for a combined purchase price of $1,781.2 million.

We believe our relationships with university systems and individual educational institutions, our knowledge of the student housing market and our prominence as the first publicly-traded REIT focused exclusively on student housing in the United States will afford us a competitive advantage in acquiring additional student housing properties.

Development:  In August and September 2012, we completed the final stages of construction on five owned off-campus properties and six on-campus American Campus Equity (“ACE®”) properties containing 1,915 units and 6,703 beds.  In addition, as of December 31, 2012, we were in the process of constructing six owned off-campus properties, three ACE on-campus properties and an additional phase at an existing off-campus property.  These properties are summarized in the table below:

Project	Project Type	Location	Primary University Served	Units	Beds	Estimated Project Cost	Total Costs Incurred	Scheduled to Open for Occupancy

Manzanita Hall	ACE	Tempe, AZ	Arizona State University	241	816	$50,300	$19,197	August 2013

The Callaway House	Off-campus	Austin, TX	The University of Texas at Austin	219	753	61,600	27,053	August 2013

Chestnut Square	ACE	Philadelphia, PA	Drexel University	220	861	97,600	47,408	September 2013

U Club Townhomes on Woodward	Off-campus	Tallahassee, FL	Florida State University	112	448	29,000	17,519	August 2013

Townhomes at Overton Park	Off-campus	Lubbock, TX	Texas Tech University	112	448	29,200	19,492	August 2013

601 Copeland	Off-campus	Tallahassee, FL	Florida State University	81	283	21,200	6,529	August 2013

University View (PVAMU Phase VII)	ACE	Prairie View, TX	Prairie View A&M University	96	336	15,600	4,409	August 2013

The Plaza on University	Off-campus	Orlando, FL	University of Central Florida	364	1,313	112,300	29,924	August 2014

Townhomes at Newtown Crossing (1)	Off-campus	Lexington, KY	University of Kentucky	152	608	38,750	15,373	August 2013

The Lodges of East Lansing Phase II (2)	Off-campus	East Lansing, MI	Michigan State University	144	366	23,975	7,664	August 2013
				1,741	6,232	$479,525	$194,568

(1)	We did not own this property as of December 31, 2012 but are obligated to purchase the property as long as the developer meets certain construction completion deadlines and other closing conditions.

(2)
We did not own this additional phase at an existing property as of December 31, 2012 but are obligated to purchase the additional phase as long as the developer meets certain construction completion deadlines and other closing conditions.

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

From time to time, the United States Environmental Protection Agency, or EPA, designates certain sites affected by hazardous substances as “Superfund” sites pursuant to CERCLA.  Superfund sites can cover large areas, affecting many different parcels of land.  Although CERCLA imposes joint and several liability for contamination on property owners and operators regardless of fault, the EPA may choose to pursue potentially responsible parties (“PRPs”) based on their actual contribution to the contamination.  PRPs are liable for the costs of responding to the hazardous substances.  Each of Villas on Apache (disposed of in April 2011), The Village on University (disposed of in December 2006) and University Village at San Bernardino (disposed of in January 2005) are located within federal Superfund sites.  The EPA designated these areas as Superfund sites because groundwater underneath these areas is contaminated.  We have not been named, and do not expect to be named, as a PRP with respect to these sites.  However, there can be no assurance regarding potential future developments concerning such sites.

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

Employees

As of December 31, 2012, we had approximately 2,913 employees, consisting of:

●	approximately 1,906 on-site employees in our wholly-owned properties segment, including 822 Resident Assistants;
●	approximately 98 on-site employees in our on-campus participating properties segment, including 43 Resident Assistants;
●	approximately 778 employees in our property management services segment, including 655 on-site employees and 123 corporate office employees;
●	approximately 46 corporate office employees in our development services segment; and
●	approximately 85 executive, corporate administration and financial personnel.

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

The capital and credit markets experienced volatility and disruption, particularly in the latter half of 2008 through the first quarter of 2010.  This made it more difficult to borrow money.  In the event of renewed market disruption or volatility, we may not be able to obtain new debt financing or refinance our existing debt on favorable terms or at all, which would adversely affect our liquidity, our ability to make distributions to equity holders, acquire and dispose of assets and continue our development pipeline.  Unfavorable changes in economic conditions may have a material adverse impact on our cash flows and operating results.

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

Our future growth will be in part dependent upon our ability to successfully acquire new properties on favorable terms.  With respect to recently acquired properties, and as we acquire additional properties, we will continue to be subject to risks associated with managing new properties, including lease-up and integration risks.  Newly developed and recently acquired properties may not perform as expected and may have characteristics or deficiencies unknown to us at the time of acquisition.  Future acquisition opportunities may not be available to us on terms that meet our investment criteria or we may be unsuccessful in capitalizing on such opportunities.  Our ability to capitalize on such opportunities will be largely dependent upon external sources of capital that may not be available to us on favorable terms or at all.

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

We intend to evaluate the potential disposition of assets that may no longer help us meet our objectives.  When we decide to sell an asset, we may encounter difficulty in finding buyers in a timely manner as real estate investments generally cannot be disposed of quickly, especially when market conditions are poor.  This may limit our ability to vary our portfolio promptly in response to changes in economic or other conditions.  In addition, in order to maintain our status as a REIT, the Internal Revenue Code imposes restrictions on our ability to sell properties held fewer than two years, which may cause us to incur losses thereby reducing our cash flows and adversely impacting distributions to equity holders.

Our debt level reduces cash available for distribution and could have other important adverse consequences.

As of December 31, 2012, our total consolidated indebtedness was approximately $2,134.5 million (excluding unamortized debt premiums and discounts).  Our debt service obligations expose us to the risk of default and reduce or eliminate cash resources that are available to operate our business or pay distributions that are necessary to maintain our qualification as a REIT.  There is no limit on the amount of indebtedness that we may incur except as provided by the covenants in our corporate-level debt.  We may incur additional indebtedness to fund future property development, acquisitions and other working capital needs, which may include the payment of distributions to our security holders.  The amount available to us and our ability to borrow from time to time under our corporate-level debt is subject to certain conditions and the satisfaction of specified financial and other covenants.  Our level of debt and the limitations imposed on us by our debt agreements could have significant adverse consequences, including the following:

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

We are subject to the risk that our indebtedness will not be able to be renewed, repaid or refinanced when due or that the terms of any renewal or refinancing will not be as favorable as the existing terms of such indebtedness.  If we were unable to refinance our indebtedness on acceptable terms, or at all, we might be forced to dispose of one or more of our properties on disadvantageous terms, which might result in losses to us.  Such losses could have a material adverse effect on us and our ability to make distributions to our equity holders and pay amounts due on our debt.

Variable rate debt is subject to interest rate risk.

We have construction loans with varying interest rates that are dependent upon the market index.  In addition, we have an unsecured revolving credit facility and a secured agency facility, each of which bears interest at a variable rate on all amounts drawn on the facility.  We may incur additional variable rate debt in the future.  Increases in interest rates on variable rate debt would increase our interest expense, unless we make arrangements that hedge the risk of rising interest rates, which would adversely affect net income and cash available for payment of our debt obligations and distributions to equity holders.

Failure to maintain our current credit ratings could adversely affect our cost of funds, liquidity and access to capital markets.

Moody’s and Standard & Poor’s, the major debt rating agencies, have evaluated our debt and have given us ratings of Baa3 and BBB-, respectively.  These ratings are based on a number of factors, which include their assessment of our financial strength, liquidity, capital structure, asset quality and sustainability of cash flow and earnings.  Due to changes in market conditions, we may not be able to maintain our current credit ratings, which will adversely affect the cost of funds under our credit facilities, and could also adversely affect our liquidity and access to capital markets.

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

We could be negatively impacted by the condition of Fannie Mae or Freddie Mac.

Fannie Mae and Freddie Mac are a major source of financing for secured residential real estate.  We and other residential companies have used Fannie Mae and Freddie Mac to finance growth by purchasing or guaranteeing apartment loans.  In February 2011, the Obama administration released a report calling for the winding down of the role Fannie Mae and Freddie Mac play in the mortgage market.  A final decision by the government to eliminate Fannie Mae or Freddie Mac, or reduce their role in the mortgage market, may adversely affect interest rates, capital availability or the development of student housing properties.

We face risks associated with land holdings.

We hold land for future development and may in the future acquire additional land holdings.  The risks inherent in owning or purchasing and developing land increase as demand for student housing, or rental rates, decrease.  As a result, we hold certain land and may in the future acquire additional land in our development pipeline at a cost we may not be able to recover fully or on which we cannot build and develop into a profitable student housing project.  Also, real estate markets are highly uncertain and, as a result, the value of undeveloped land has fluctuated significantly and may continue to fluctuate as a result of changing market conditions.  In addition, carrying costs can be significant and can result in losses or reduced margins in a poorly performing project.  If there are subsequent changes in the fair value of our land holdings that we determine is less than the carrying basis of our land holdings reflected in our financial statements plus estimated costs to sell, we may be required to take future impairment charges, which would reduce our net income.

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

As of December 31, 2012, we were in the process of constructing eight wholly-owned properties.  These properties are subject to the various risks relating to properties that are under construction referred to elsewhere in these risk factors, including the risks that we may encounter delays in completion and that any such project may experience cost overruns or may not be completed on time.  Additionally, if we do not complete the construction of properties on schedule, we may be required to provide alternative housing to the students with whom we have signed leases.  We generally do not make any arrangements for such alternative housing for these properties and we would likely incur significant expenses in the event we provide such housing.  If construction is not completed on schedule, students may attempt to break their leases and our occupancy at such properties for that academic year may suffer.

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

Changes in laws could affect our business.

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

Litigation risks could affect our business.

As a publicly traded owner of properties, we have become and in the future may become involved in legal proceedings, including consumer, employment, tort or commercial litigation, that if decided adversely to or settled by us, and not adequately covered by insurance, could result in liability that is material to our financial condition or results of operations.

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

Insurance carriers have reacted to awards or settlements related to lawsuits against owners and managers of residential properties alleging personal injury and property damage caused by the presence of mold in residential real estate by excluding mold related programs designed to minimize the existence of mold in any of our properties as well as guidelines for promptly addressing and resolving reports of mold to minimize any impact mold might have on residents or the property.

Environmental liability at any of our properties, including those related to the existence of mold, may have a material adverse effect on our financial condition, results of operations, cash flow, the trading price of our stock or our ability to satisfy our debt service obligations and pay dividends or distributions to our security holders.

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

We rely on information technology in our operations, and any breach, interruption or security failure of that technology could have a negative impact to our business and/or financial condition.

Information security risks have generally increased in recent years due to the rise in new technologies and the increased sophistication and activities of perpetrators of cyber-attacks.  A failure in or breach of our operational or information security systems, or those of our third party service providers, as a result of cyber-attacks or information security breaches could disrupt our business, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, and/or subject us to possible financial liabilities, any of which could have a negative impact on our financial condition and results of operations.

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

Item 1B.  Unresolved Staff Comments

There were no unresolved comments from the staff of the SEC at December 31, 2012.

Item 2.   Properties

The following table presents certain summary information about our properties.  Our properties generally are modern facilities, and amenities at most of our properties include a swimming pool, basketball courts and a large community center featuring a fitness center, computer center, study areas, and a recreation room with billiards and other games. Some properties also have a jacuzzi/hot tub, volleyball courts, tennis courts and in-unit washers and dryers.  The Callaway House, The Castilian and The Callaway House - Austin also have food service facilities.  Lease terms are generally 12 months at wholly-owned properties and 9 months at our on-campus participating properties.

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

Property	Year Built	Date Acquired/ Developed	Primary University Served	Typical Lease Term (Mos)	Year Ended December 31, 2012 Revenue		Average Monthly Revenue/ Bed (1)		2012 Average Occupancy (2)	Occupancy as of 12/31/12	# of Buildings	# of Units	# of Beds

WHOLLY-OWNED PROPERTIES

The Village at Blacksburg	1990/ 1998	Dec-00	Virginia Polytechnic Institute and State University	12	$5,572		$426		99.6%	99.5%	26	288	1,056

The Callaway House	1999	Mar-01	Texas A&M University	9	8,093	(3)	1,248	(3)	103.7%	103.7%	1	173	538

The Village at Alafaya Club	1999	Jul-00	The University of Central Florida	12	6,312		592		98.2%	96.9%	20	228	839

The Village at Science Drive	2000	Nov-01	The University of Central Florida	12	5,595		612		98.7%	97.4%	17	192	732

University Village at Boulder Creek	2002	Aug-02	The University of Colorado at Boulder	12	3,072		793		98.7%	98.7%	4	82	309

University Village - Fresno	2004	Aug-04	California State University – Fresno	12	2,682		511		97.3%	97.5%	9	105	406

University Village	2004	Aug-04	Temple University	12	6,595		717		92.6%	84.0%	3	220	749

University Village at Sweet Home	2005	Aug-05	State University of New York – Buffalo	12	6,378		648		95.7%	99.5%	11	269	828

University Club Townhomes (4)	2000/ 2002	Feb-05	Florida State University	12	5,200		485		97.7%	95.9%	27	216	736

College Club Townhomes (4)	2001	Feb-05	Florida A&M University	12	3,289		389		96.3%	96.7%	12	136	544
University Club Apartments	1999	Feb-05	University of Florida	12	2,168		467		98.6%	98.1%	9	94	376

The Estates	2002	Mar-05	University of Florida	12	6,882		534		98.4%	98.6%	20	396	1,044

City Parc at Fry Street	2004	Mar-05	University of North Texas	12	3,056		596		97.2%	96.4%	8	136	418

Entrada Real	2000	Mar-06	University of Arizona	12	2,662		574		93.6%	84.8%	8	98	363

University Village - Tallahassee (5)	1990/91/ 92	Mar-06	Florida State University	12	4,228		472		98.5%	99.4%	12	217	716

Royal Village - Gainesville	1996	Mar-06	University of Florida	12	2,793		501		98.1%	98.0%	8	118	448

Northgate Lakes	1997/98	Mar-06	The University of Central Florida	12	5,155		586		98.2%	96.5%	13	194	710

Royal Lexington	1994	Mar-06	The University of Kentucky	12	2,133		458		98.4%	98.6%	4	94	364

The Woods at Greenland	2001	Mar-06	Middle Tennessee State University	12	1,426		416		96.9%	97.1%	3	78	276

Raider’s Crossing	2002	Mar-06	Middle Tennessee State University	12	1,508		445		96.3%	94.6%	4	96	276

Raiders Pass	2002/03	Mar-06	Texas Tech University	12	4,531		470		92.4%	84.3%	12	264	828

Aggie Station	2003	Mar-06	Texas A&M University	12	2,962		536		99.9%	100.0%	5	156	450

The Outpost - San Marcos	2003/04	Mar-06	Texas State University – San Marcos	12	3,083		511		99.2%	99.2%	5	162	486

The Outpost - San Antonio	2005	Mar-06	University of Texas – San Antonio	12	5,717		563		95.9%	88.0%	10	276	828

Property	Year Built	Date Acquired/ Developed	Primary University Served	Typical Lease Term (Mos)	Year Ended December 31, 2012 Revenue	Average Monthly Revenue/ Bed (1)	2012 Average Occupancy (2)	Occupancy as of 12/31/12	# of Buildings	# of Units	# of Beds

Callaway Villas	2006	Aug-06	Texas A&M University	12	$6,065	$740	91.3%	99.3%	20	236	704
The Village on Sixth Avenue	2000/06	Jan-07	Marshall University	12	4,169	460	95.8%	95.6%	14	248	752

Newtown Crossing	2005/07	Feb-07	University of Kentucky	12	6,510	562	99.3%	99.3%	7	356	942

Olde Towne University Square	2005	Feb-07	University of Toledo	12	3,958	577	99.8%	100.2%	4	224	550

Peninsular Place	2005	Feb-07	Eastern Michigan University	12	2,950	478	99.1%	98.5%	2	183	478

University Centre	2007	Aug-07	Rutgers University, NJIT, Essex CCC	9/12	7,238	793	85.8%	98.3%	2	234	838

Sunnyside Commons	1925/ 2001	Feb-08	West Virginia University	12	913	439	100.6%	100.6%	9	68	161

Pirates Place Townhomes	1996	Feb-08	East Carolina University	12	2,362	362	92.6%	92.6%	12	144	528

The Highlands	2004	June-08	University of Nevada at Reno	12	4,010	445	97.9%	99.2%	17	216	732

The Summit & Jacob Heights (5)	2003- 2006	June-08	Minnesota State University	12	5,270	456	98.3%	98.5%	34	258	930

GrandMarc Seven Corners	2000	June-08	University of Minnesota	12	4,648	632	125.2%	125.9%	1	186	440

University Village – Sacramento	1979	June-08	California State University – Sacramento	12	2,892	573	103.4%	104.3%	41	250	394

Aztec Corner	1995	June-08	San Diego State University	12	4,592	607	98.5%	98.3%	3	180	606

University Crossings	1926/ 2003	June-08	University of Pennsylvania / Drexel	12	8,831	599	99.3%	99.4%	1	260	1,016

Campus Corner	1997	June-08	Indiana University	12	4,528	461	97.6%	99.2%	23	254	796

Tower at 3rd	1973	June-08	University of Illinois	12	3,296	682	98.9%	98.9%	1	188	375

University Mills	2002	June-08	University of Northern Iowa	12	2,480	416	97.6%	96.9%	11	121	481

University Manor	2002	June-08	East Carolina University	12	2,830	386	95.4%	97.7%	18	168	600

University Pines	2001	June-08	Georgia Southern University	12	2,933	439	94.1%	98.9%	13	144	552

Lakeside	1991	June-08	University of Georgia	12	3,746	373	96.9%	96.1%	20	244	776

The Club	1989	June-08	University of Georgia	12	2,052	336	97.8%	98.3%	17	120	480

The Edge -Orlando	1999	June-08	The University of Central Florida	12	7,172	597	99.2%	99.2%	21	306	930

University Place	2003	June-08	University of Virginia	12	2,374	400	89.7%	91.7%	12	144	528

South View	1998	June-08	James Madison University	12	5,403	467	98.3%	98.2%	21	240	960

Stone Gate	2000	June-08	James Madison University	12	3,691	471	95.5%	96.7%	15	168	672

The Commons	1991	June-08	James Madison University	12	2,457	391	95.3%	95.5%	11	132	528

University Gables	2001	June-08	Middle Tennessee State University	12	2,992	372	95.3%	93.2%	15	168	648

Campus Ridge	2003	June-08	East Tennessee State University	12	2,377	382	92.6%	90.3%	10	132	528

Property	Year Built	Date Acquired/ Developed	Primary University Served	Typical Lease Term (Mos)	Year Ended December 31, 2012 Revenue	Average Monthly Revenue/ Bed (1)	2012 Average Occupancy (2)	Occupancy as of 12/31/12	# of Buildings	# of Units	# of Beds

The Enclave	2002	June-08	Bowling Green State University	12	$1,760	$293	98.9%	99.2%	11	120	480

Hawks Landing	1994	June-08	Miami University of Ohio	12	2,430	412	99.0%	98.8%	13	122	484

Willowtree Apartments & Towers (4)	1968/ 1974	June-08	University of Michigan	12	4,909	476	98.2%	99.5%	16	473	851

Abbott Place	1999	June-08	Michigan State University	12	3,719	458	99.3%	99.4%	9	222	654

The Centre	2004	June-08	Western Michigan University	12	3,451	395	99.2%	99.4%	23	232	700

University Meadows	2001	June-08	Central Michigan University	12	2,876	401	92.6%	98.5%	23	184	616

Campus Way	1993	June-08	University of Alabama	12	3,828	447	98.1%	98.8%	9	194	680

University Pointe	2004	June-08	Texas Tech University	12	4,621	554	97.9%	97.7%	11	204	682

University Trails	2003	June-08	Texas Tech University	12	4,326	520	97.5%	96.6%	20	240	684

Vista del Sol - ACE	2008	Aug-08	Arizona State University	12	16,281	667	97.7%	95.9%	12	613	1,866

Villas at Chestnut Ridge	2008	Aug-08	State University of New York – Buffalo	12	4,799	715	98.6%	96.0%	12	196	552

Barrett Honors– ACE	2009	Aug-09	Arizona State University	9	12,745	803	96.3%	96.7%	7	604	1,721

University Heights	2001	Mar-10	University of Alabama at Birmingham	12	2,828	414	99.1%	99.1%	8	176	528
Sanctuary Lofts	2008	July-10	Texas State University	12	4,066	621	98.1%	98.2%	4	201	487

Lion’s Crossing	1996	Sep-10	Penn State University	12	4,890	515	99.3%	99.4%	17	204	696

Nittany Crossing	1996/97	Sep-10	Penn State University	12	4,465	501	99.1%	99.3%	11	204	684

State College Park	1991	Sep-10	Penn State University	12	4,688	478	99.4%	99.3%	15	196	752

The View	2003	Sep-10	University of Nebraska	12	2,578	344	99.8%	99.8%	12	157	590

Chapel Ridge	2003	Sep-10	UNC – Chapel Hill	12	4,022	618	96.7%	98.7%	13	180	544

Chapel View	1986/ 2003	Sep-10	UNC – Chapel Hill	12	2,875	652	98.4%	98.3%	14	224	358

University Oaks	2004	Sep-10	University of South Carolina	12	4,114	495	98.9%	99.1%	14	181	662

Blanton Common	2005/07	Sep-10	Valdosta State University	12	4,353	416	92.4%	84.5%	21	276	860

Burbank Commons	1995	Sep-10	Louisiana State University	12	2,863	438	97.3%	97.0%	7	134	532

University Crescent	1999	Sep-10	Louisiana State University	12	4,048	534	98.0%	97.1%	15	192	612

University Greens	1999	Sep-10	University of Oklahoma	12	2,583	409	94.1%	98.8%	13	156	516

The Edge – Charlotte	2000	Nov-10	University of North Carolina at Charlotte	12	4,156	463	98.9%	98.9%	15	180	720

University Walk	2002	Nov-10	University of North Carolina at Charlotte	12	2,944	489	99.1%	99.2%	12	120	480

Uptown	2004	Nov-10	University of North Texas	12	3,825	585	97.8%	97.3%	12	180	528

2nd Avenue Centre	2008	Dec-10	University of Florida	12	5,574	521	99.3%	99.3%	7	274	868

Property	Year Built	Date Acquired/ Developed	Primary University Served	Typical Lease Term (Mos)	Year Ended December 31, 2012 Revenue	Average Monthly Revenue/ Bed (1)	2012 Average Occupancy (2)	Occupancy as of 12/31/12	# of Buildings	# of Units	# of Beds

Campus Trails	1991	June-08	Mississippi State University	12	$2,311	$394	98.5%	98.1%	14	156	480

Villas at Babcock	2011	Aug-11	University of Texas – San Antonio	12	5,461	554	98.6%	97.1%	16	204	792

Lobo Village - ACE	2011	Aug-11	University of New Mexico	12	5,524	505	99.1%	98.8%	20	216	864

Villas on Sycamore	2011	Aug-11	Sam Houston State University	12	3,956	468	96.8%	96.2%	88	170	680

University Village - ACE	2011	Aug-11	Prairie View A&M University	9	812	598	99.9%	100.0%	2	36	144

Eagles Trail	2007	Sep-11	Univ. of Southern Mississippi	12	3,246	400	78.3%	95.8%	16	216	792

26 West	2008	Dec-11	University of Texas - Austin	12	9,938	718	98.4%	99.6%	3	367	1,026

The Varsity	2011	Dec-11	University of Maryland	12	11,021	940	91.9%	94.0%	1	258	901

Subtotal – Same Store Wholly-Owned Properties (6)					386,717	532	97.2%	97.3%	1,162	18,122	58,311

University Heights (7)	1999	Jan-12	University of Tennessee	12	3,055	417	90.2%	88.1%	8	204	636

Avalon Heights (7)	2002	May-12	University of South Florida in Tampa	12	3,037	486	98.9%	99.7%	4	210	754

University Commons (7)	2003	June-12	University of Minnesota in Minneapolis	12	2,163	615	109.2%	113.5%	4	164	480

University Pointe at College Station – ACE (8)	2012	Sep-12	Portland State University	12	2,233	649	88.8%	89.5%	1	282	978

Casas del Rio – ACE (8)	2012	Aug-12	University of New Mexico	10	2,671	571	99.4%	99.4%	4	283	1,028

The Suites – ACE (8)	2012	Aug-12	Northern Arizona University	10	1,634	636	99.4%	99.5%	2	275	550

Hilltop Townhomes - ACE (8)	2012	Aug-12	Northern Arizona University	12	1,657	589	99.1%	99.1%	10	144	576

U Club on Frey (8)	2012	Aug-12	Kennesaw State University	12	1,223	578	99.1%	99.1%	7	114	456

Campus Edge on UTA Boulevard (8)	2012	Aug-12	University of Texas - Arlington	12	1,375	588	99.4%	98.4%	1	128	488

U Club Townhomes on Marion Pugh (8)	2012	Aug-12	Texas A&M University	12	1,728	577	99.3%	99.4%	40	160	640

Villas on Rensch (8)	2012	Aug-12	University at Buffalo	12	1,949	699	98.9%	98.7%	39	153	610

The Village at Overton Park (8)	2012	Aug-12	Texas Tech University	12	1,783	618	98.6%	98.7%	2	163	612

Casa de Oro - ACE (8)	2012	Aug-12	Arizona State University	12	573	616	55.3%	54.2%	1	109	365

The Villas at Vista del Sol – ACE (8)	2012	Aug-12	Arizona State University	12	1,335	667	99.1%	98.5%	12	104	400

University Edge (7)	2012	Dec-12	Kent State University	12	1,688	598	89.5%	89.1%	3	201	608

The Block (7)	2007/ 2008	Aug-12	The University of Texas at Austin	12	6,604	857	98.4%	98.2%	8	669	1,555

309 Green (7)	2008	Sept-12	University of Illinois	12	1,249	849	90.4%	90.9%	1	110	416

Property	Year Built	Date Acquired/ Developed	Primary University Served	Typical Lease Term (Mos)	Year Ended December 31, 2012 Revenue		Average Monthly Revenue/ Bed (1)		2012 Average Occupancy (2)	Occupancy as of 12/31/12	# of Buildings	# of Units	# of Beds

The Retreat (7)	2012	Sept-12	Texas State University	12	$1,610		$ 601		98.2%	98.1%	140	187	780

Lofts 54 (7)	2008	Sept-12	University of Illinois	12	421		695		89.5%	90.1%	1	43	172

Campustown Rentals (7)	1920-1987	Sept-12	University of Illinois	12	1,359		500		94.9%	94.9%	22	280	766

Chauncey Square (7)	2007/ 2012	Sept-12	Purdue University	12	1,153		752		96.6%	99.7%	2	158	386

Vintage West Campus (7)	2009	Sept-12	The University of Texas at Austin	12	463		795		112.0%	119.8%	1	62	121

Texan West Campus (7)	2005	Sept-12	The University of Texas at Austin	12	585		698		107.1%	109.5%	1	62	190

The Castilian (7)	1967	Sept-12	The University of Texas at Austin	9	2,736	(3)	1,008	(3)	101.6%	89.7%	1	371	623

Bishops Square (7)	2002	Sept-12	Texas State University	12	637		569		88.7%	88.9%	13	134	315

Union (7)	2007	Sept-12	Baylor University	12	263		590		99.6%	100.0%	1	54	120

922 Place (7)	2009	Sept-12	Arizona State University	12	845		720		59.7%	59.8%	2	132	468

Campustown (7)	1910-2004	Sept-12	Iowa State University	12	2,285		487		100.7%	100.6%	34	450	1,206

River Mill (7)	1972	Sept-12	University of Georgia	12	762		532		84.7%	84.6%	5	243	461

Garnet River Walk (7)	2006	Sept-12	University of South Carolina	12	1,053		600		99.0%	99.2%	11	170	476

Landmark (7)	2012	Sept-12	University of Michigan	12	2,418		1,008		101.3%	101.3%	1	173	606

Icon Plaza (7)	2012	Sept-12	University of Southern California	12	1,280		1,246		104.2%	104.3%	1	56	253

The Province – Greensboro (7)	2011	Nov-12	University of North Carolina at Greensboro	12	397		610		91.1%	91.1%	17	219	696

RAMZ Apartments on Broad (7)	2004	Nov-12	Virginia Commonwealth University	12	152		738		84.3%	84.3%	1	88	172

The Lofts of Capital Garage (7)	2000	Nov-12	Virginia Commonwealth University	12	54		443		82.6%	82.6%	1	36	144

Forest Village & Woodlake (7)	1982/ 1983	Nov-12	University of Missouri	12	212		300		98.9%	98.9%	14	352	704

25Twenty (7)	2011	Nov-12	Texas Tech University	12	380		727		91.6%	91.6%	1	249	562

The Province -Louisville (7)	2009	Nov-12	University of Louisville	12	548		656		96.6%	96.6%	9	366	858

West 27th Place (7)	2011	Nov-12	University of Southern California	12	548		1,005		103.2%	103.2%	1	161	475

The Province - Rochester (7)	2010	Nov-12	Rochester Institute of Technology	12	656		798		99.0%	99.0%	13	336	816

5 Twenty Four and 5 Twenty Five Angliana (4) (7)	2009/ 2012	Nov-12	University of Kentucky	12	569		631		82.5%	82.5%	11	376	1,060

The Province -Tampa (7)	2009	Nov-12	University of South Florida	12	561		659		88.4%	88.4%	19	287	947

Property	Year Built	Date Acquired/ Developed	Primary University Served	Typical Lease Term (Mos)	Year Ended December 31, 2012 Revenue	Average Monthly Revenue/ Bed (1)	2012 Average Occupancy (2)	Occupancy as of 12/31/12	# of Buildings	# of Units	# of Beds

U Pointe Kennesaw (7)	2012	Nov-12	Kennesaw State University	12	$459	$ 653	83.1%	83.1%	5	216	795

The Cottages of Columbia (7)	2008	Nov-12	University of Missouri	12	310	557	98.2%	98.2%	84	145	513

Grindstone Canyon (7)	2003	Nov-12	University of Missouri	12	241	540	99.5%	99.5%	8	201	384

The Cottages of Durham (7)	2012	Nov-12	University of New Hampshire	12	441	684	99.2%	99.2%	96	141	619

The Province – Fairborn (7)	2009	Nov-12	Wright State University	12	318	555	84.8%	84.8%	13	200	657

The Cottages of Baton Rouge (7)	2011	Nov-12	Louisiana State University	12	923	663	97.7%	97.7%	187	382	1,290

U Club Cottages (7)	2011	Nov-12	Louisiana State University	12	219	677	99.4%	99.4%	61	105	308

The Lodges of East Lansing (7)	2011	Nov-12	Michigan State University	12	492	692	98.8%	98.8%	6	364	1,049

The Callaway House Austin & The Penthouse at Callaway (9)	2013	Aug-13	The University of Texas at Austin	12	66	n/a	n/a	n/a	1	219	753

Chestnut Square - ACE (9)	2013	Sept-13	Drexel University	12	205	n/a	n/a	n/a	1	220	861

Townhomes at Overton Park (9)	2013	Aug-13	Texas Tech University	12	2	n/a	n/a	n/a	16	112	448

601 Copeland (9)	2013	Aug-13	Florida State University	12	30	n/a	n/a	n/a	2	81	283

U Club on Woodward (10)	2013	Nov-11	Florida State University	12	349	341	26.2%	n/a	8	112	448

The Plaza on University (11)	2014	Aug-11	University of Central Florida	12	981	n/a	n/a	n/a	5	364	1,313

Subtotal – New Wholly-Owned Properties					62,940	629	92.8%	94.6%	963	11,380	34,250

Total – Wholly-Owned Properties					449,657	543	96.7%	96.4%	2,125	29,502	92,561

ON-CAMPUS PARTICIPATING PROPERTIES

University Village – PVAMU	1996/ 97/98	Aug-96 Aug-98	Prairie View A&M University	9	10,276	552	98.0%	94.5%	30	612	1,920

University College – PVAMU	2000/ 2003	Aug-00 Aug-03	Prairie View A&M University	9	7,413	549	96.9%	99.0%	14	756	1,470

University Village – TAMIU	1997	Aug-97	Texas A&M International University	9	1,469	553	97.6%	89.2%	4	84	250

Cullen Oaks	2001/ 2005	Aug-01 Aug-05	The University of Houston	9	7,008	768	99.4%	99.7%	4	411	879

Total - On-Campus Participating Properties					26,166	594	81.7%	96.7%	52	1,863	4,519

Grand Total- All Properties					$475,823	$ 545	95.9%	95.7%	2,177	31,365	97,080

(1)
Average monthly revenue per bed is calculated based upon our base rental revenue earned during typical lease terms for the year ended December 31, 2012 divided by average occupied beds over the typical lease term.

(2)
Average occupancy is calculated based on the average number of occupied beds during typical lease terms for the year ended December 31, 2012 divided by total beds.  For on-campus participating properties, average occupancy is calculated based on the nine month academic year (excluding the summer months).

(3)	As rent at this property includes food services, revenue is not comparable to the other properties in this table.
(4)
University Club Townhomes, College Club Townhomes, Willowtree Apartments and Towers, and 5 Twenty Four and 5 Twenty Five Angliana each consist of two phases that are counted separately in the property portfolio numbers contained in Note 1 in the accompanying Notes to Consolidated Financial Statements contained in Item 8.

(5)
University Village Tallahassee and Jacob Heights/The Summit each consist of 3 phases that are counted separately in the property portfolio numbers contained in Note 1 in the accompanying Notes to Consolidated Financial Statements contained in Item 8.

(6)	Our same store wholly-owned portfolio represents properties that were owned by us for the full year ended December 31, 2012.
(7)	These properties were acquired in 2012. Average occupancy is calculated based on the period these properties were owned and operated by us in 2012.
(8)	These properties commenced operations in 2012. Average occupancy is calculated based on the period these properties were operational during 2012.
(9)	These properties are currently under development with scheduled completion dates of August or September 2013.
(10)
Formerly Studio Green, this property was acquired in November 2011 and was operational during 2012 until redevelopment of this property commenced in June 2012, with a scheduled completion date of August 2013.

(11)
Formerly University Shoppes at Orlando, an existing retail center when it was acquired in August 2011, was operational during 2012 until redevelopment of this property commenced in November 2012, with a scheduled completion date of August 2014.

Item 3. Legal Proceedings

We are subject to various claims, lawsuits and legal proceedings, including the matter discussed in Note 17 in the accompanying Notes to Consolidated Financial Statements contained in Item 8, as well as other matters that have not been fully resolved and that have arisen in the ordinary course of business.  While it is not possible to ascertain the ultimate outcome of such matters, management believes that the aggregate amount of such liabilities, if any, in excess of amounts provided or covered by insurance, will not have a material adverse effect on our consolidated financial position or results of operations.  However, the outcome of claims, lawsuits and legal proceedings brought against us are subject to significant uncertainty.  Therefore, although management considers the likelihood of such an outcome to be remote, the ultimate results of these matters cannot be predicted with certainty.

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

	High	Low	Distributions Declared
Quarter ended March 31, 2011	$33.84	$30.60	$0.3375
Quarter ended June 30, 2011	$35.93	$32.09	$0.3375
Quarter ended September 30, 2011	$41.09	$32.57	$0.3375
Quarter ended December 31, 2011	$42.63	$35.28	$0.3375
Quarter ended March 31, 2012	$44.88	$40.10	$0.3375
Quarter ended June 30, 2012	$45.89	$42.19	$0.3375
Quarter ended September 30, 2012	$48.10	$43.20	$0.3375
Quarter ended December 31, 2012	$47.13	$42.44	$0.3375

Holders

As of February 17, 2013, there were approximately 31,300 holders of record of the Company’s common stock and 104,665,212 shares of common stock outstanding.

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

	As of and for the Year Ended December 31,
	2012	2011	2010	2009	2008
Statements of Operations Information:
Revenues	$491,290	$386,767	$326,110	$286,951	$218,424
Income (loss) from continuing operations	56,746	41,581	22,009	108	(9,221)
Discontinued operations:
Income (loss) attributable to discontinued operations	771	1,585	(1,206)	(3,210)	(3,598)
Loss from early extinguishment of debt	(1,591)	-	-	-	-
Gain (loss) from disposition of real estate	4,312	14,806	(3,705)	(9,358)	-
Net income (loss)	60,238	57,972	17,098	(12,460)	(12,819)
Net income attributable to noncontrolling interests	(3,602)	(1,343)	(888)	(380)	(236)
Net income (loss) attributable to common shareholders	56,636	56,629	16,210	(12,840)	(13,055)

Per Share and Distribution Data:
Earnings per diluted share:
Income (loss) from continuing operations	$0.61	$0.57	$0.34	$(0.03)	$(0.27)
Discontinued operations	0.04	0.23	(0.08)	(0.25)	(0.09)
Net income (loss)	0.65	0.80	0.26	(0.28)	(0.36)
Cash distributions declared per share / unit	1.35	1.35	1.35	1.35	1.35
Cash distributions declared	117,592	93,813	76,579	64,492	50,563

Balance Sheet Data:
Total assets	$5,118,962	$3,008,582	$2,693,484	$2,234,981	$2,183,909
Secured mortgage, construction and bond debt	1,509,105	858,530	1,144,103	1,029,455	1,162,221
Term loans and credit facilities	712,000	589,000	201,000	194,000	114,700
Capital lease obligations	149	450	911	2,314	2,555
Stockholders’ equity	2,648,381	1,375,216	1,213,962	899,030	785,119

Selected Owned Property Information:
Owned properties	160	116	104	85	86
Units	31,854	22,947	20,820	17,008	17,212
Beds	98,840	71,801	64,933	52,118	52,817
Occupancy as of December 31,	95.7%	97.8%	98.0%	96.2%	92.4%

Net cash provided by operating activities	$203,038	$131,033	$115,949	$80,443	$36,395
Net cash used in investing activities	(1,479,815)	(440,298)	(244,492)	(123,528)	(435,275)
Net cash provided by financing activities	1,275,832	218,157	175,957	83,578	412,407

Funds From Operations (“FFO”) (1) (2):
Net income (loss) attributable to common shareholders	$56,636	$56,629	$16,210	$(12,840)	$(13,055)
Noncontrolling interests	1,205	1,343	888	380	236
(Gain) loss from disposition of real estate	(4,312)	(14,806)	3,705	9,358	-
Income (loss) from unconsolidated joint ventures	(444)	641	2,023	2,073	1,619
FFO from unconsolidated joint ventures	429	(576)	(1,195)	246	(487)
Real estate related depreciation and amortization	114,841	87,951	75,667	75,814	56,459
Elimination of provision for asset impairment (3)	-	1,105	5,450	464	-
Funds from operations	$168,355	$132,287	$102,748	$75,495	$44,772

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

(3)
In October 2011, NAREIT issued guidance directing member companies to exclude impairment write-downs of depreciable real estate from the calculation of FFO.  Previously, we had included such charges in the calculation of FFO.  In order to conform to the current NAREIT guidance, we have revised the calculation of FFO for all periods presented to exclude such impairment charges.

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

Property Portfolio

As of December 31, 2012, our property portfolio contained 160 properties with approximately 98,800 beds in approximately 31,800 apartment units.  Our property portfolio consisted of 143 owned off-campus student housing properties that are in close proximity to colleges and universities, 13 ACE properties operated under ground/facility leases with six university systems and four on-campus participating properties operated under ground/facility leases with the related university systems.  Of the 160 properties, nine were under development as well as an additional phase under development at an existing property as of December 31, 2012, and when completed will consist of a total of approximately 6,200 beds in approximately 1,700 units.  Our communities contain modern housing units and are supported by a resident assistant system and other student-oriented programming, with many offering resort-style amenities.

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

Third-Party Development and Management Services

We provide development and construction management services for student housing properties owned by universities, 501(c) 3 foundations and others.  Our clients have included some of the nation’s most prominent systems of higher education.  We develop student housing properties for these clients and we are sometimes retained to manage these properties following their opening.  As of December 31, 2012, we were under contract on three third-party development projects that are currently in progress and whose fees range from $2.3 million to $3.2 million.  As of December 31, 2012, fees of approximately $3.5 million remained to be earned by us with respect to these projects, which have scheduled completion dates of August 2013 through August 2014.

As of December 31, 2012, we also provided third-party management and leasing services for 27 properties that represented approximately 22,500 beds in approximately 9,100 units. Our third-party management and leasing services are typically provided pursuant to management contracts that have initial terms that range from one to five years.

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

Allocation of Fair Value to Acquired Properties

The price that we pay to acquire a property is impacted by many factors, including the condition of the buildings and improvements, the occupancy of the building, favorable or unfavorable financing, and numerous other factors. Accordingly, we are required to make subjective assessments to allocate the purchase price paid to acquire investments in real estate among the assets acquired and liabilities assumed based on our estimate of the fair values of such assets and liabilities. This includes, among other items, determining the value of the buildings and improvements, land, in-place tenant leases, and any debt assumed from the seller. Each of these estimates requires a great deal of judgment and some of the estimates involve complex calculations. Our calculation methodology is summarized in Note 2 to our consolidated financial statements contained in Item 8. These allocation assessments have a direct impact on our results of operations because if we were to allocate more value to land there would be no depreciation with respect to such amount or if we were to allocate more value to the buildings as opposed to allocating to the value of in-place tenant leases, this amount would be recognized as an expense over a much longer period of time, since the amounts allocated to buildings are depreciated over the estimated lives of the buildings whereas amounts allocated to in-place tenant leases are amortized over the terms of the leases (generally less than one year).

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

Results of Operations

Comparison of the Years Ended December 31, 2012 and December 31, 2011

The following table presents our results of operations for the years ended December 31, 2012 and 2011, including the amount and percentage change in these results between the two periods.

	Year Ended December 31,
	2012	2011	Change ($)	Change (%)
Revenues:
Wholly-owned properties	$448,052	$345,411	$102,641	29.7%
On-campus participating properties	26,166	25,252	914	3.6%
Third-party development services	8,574	7,497	1,077	14.4%
Third-party management services	6,893	7,254	(361)	(5.0%)
Resident services	1,605	1,353	252	18.6%
Total revenues	491,290	386,767	104,523	27.0%

Operating expenses:
Wholly-owned properties	210,307	163,857	46,450	28.3%
On-campus participating properties	11,073	10,180	893	8.8%
Third-party development and management services	10,898	11,368	(470)	(4.1%)
General and administrative	22,965	12,752	10,213	80.1%
Depreciation and amortization	115,884	86,229	29,655	34.4%
Ground/facility leases	4,248	3,608	640	17.7%
Total operating expenses	375,375	287,994	87,381	30.3%

Operating income	115,915	98,773	17,142	17.4%

Nonoperating income and (expenses):
Interest income	1,760	582	1,178	202.4%
Interest expense	(56,577)	(51,593)	(4,984)	9.7%
Amortization of deferred financing costs	(4,482)	(5,107)	625	(12.2%)
Income (loss) from unconsolidated joint ventures	444	(641)	1,085	(169.3%)
Other nonoperating income	411	-	411	100.0%
Total nonoperating expenses	(58,444)	(56,759)	(1,685)	3.0%

Income before income taxes and discontinued operations	57,471	42,014	15,457	36.8%
Income tax provision	(725)	(433)	(292)	67.4%
Income from continuing operations	56,746	41,581	15,165	36.5%

Discontinued operations:
Income attributable to discontinued operations	771	1,585	(814)	(51.4%)
Loss from early extinguishment of debt	(1,591)	-	(1,591)	100.0%
Gain from disposition of real estate	4,312	14,806	(10,494)	(70.9%)
Total discontinued operations	3,492	16,391	(12,899)	(78.7%)

Net income	60,238	57,972	2,266	3.9%
Net income attributable to noncontrolling interests	(3,602)	(1,343)	(2,259)	168.2%
Net income attributable to common shareholders	$56,636	$56,629	$7	0.0%

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

	Same Store Properties		New Properties (1)		Total - All Properties (1)
	Year Ended December 31,		Year Ended December 31,		Year Ended December 31,
	2012	2011	2012	2011	2012	2011
Number of properties	88	88	59	8	147	96
Number of beds	52,632	52,632	35,457	5,679	88,089	58,311

Revenues (2)	$344,447	$335,465	$105,210	$11,299	$449,657	$346,764
Operating expenses	159,986	157,084	50,321	6,773	210,307	163,857

(1)
Does not include properties under construction as of December 31, 2012.  Number of properties and number of beds also excludes properties undergoing redevelopment as of December 31, 2012, although the results of operations of those properties are included in revenues and operating expenses prior to commencement of redevelopment activities.

(2)	Includes revenues which are reflected as resident services revenue on the accompanying consolidated statements of comprehensive income.

Same Store Properties.  The increase in revenue from our same store properties was primarily due to an increase in average rental rates for the 2011/2012 and  2012/2013 academic years, offset by a slight decrease in average occupancy from 96.9% during the year ended December 31, 2011 to 96.5% during the year ended December 31, 2012.  Future revenues will be dependent on our ability to maintain our current leases in effect for the 2012/2013 academic year and our ability to obtain appropriate rental rates and desired occupancy for the 2013/2014 academic year at our various properties during our leasing period, which typically begins in January and ends in August.

The increase in operating expenses for our same store properties was primarily due to inflationary increases in payroll and maintenance costs offset by a decrease in property taxes.  We anticipate that operating expenses for our same store property portfolio for 2013 will increase slightly as compared with 2012 as a result of general inflation.

New Property Operations.  Our new properties for the year ended December 31, 2012 consist of the following: (i) Campus Trails, a property that experienced significant property damage in April 2010 as a result of a fire in which 72 beds were destroyed and reopened for occupancy in August 2011; (ii) four owned development projects that opened for occupancy in August 2011; (iii) The Plaza on University (formerly referred to as University Shoppes – Orlando), acquired in July 2011 and currently undergoing redevelopment; (iv) Eagles Trail, acquired in September 2011, (v) U Club Townhomes on Woodward (formerly referred to as Studio Green), acquired in November 2011 and currently being redeveloped into a 448-bed townhome community scheduled to open for occupancy in August 2013; (vi) 26 West and The Varsity, both acquired in December 2011, (vii) University Heights- Knoxville, acquired from Fund II in January 2012, (viii) Avalon Heights, acquired in May 2012, (ix) University Commons, acquired in June 2012, (x) The Block, acquired in August 2012, (xi) The Retreat, acquired in September 2012, (xii) 11 owned development projects that opened for occupancy in August and September 2012 (xiii) a 15-property student housing portfolio acquired in September 2012, (xiv) a 19-property student housing portfolio acquired in November 2012, and (xv) University Edge, a property previously subject to a pre-sale agreement that we acquired in December 2012.

On-Campus Participating Properties (“OCPP”) Operations

We had four participating properties containing 4,519 beds which were operating during both years ended December 31, 2012 and 2011.  Revenues from our participating properties increased to $26.2 million during the year ended December 31, 2012 from $25.3 million for the year ended December 31, 2011, an increase of $0.9 million.  This increase was primarily a result of an increase in average rental rates for the 2011/2012 and 2012/2013 academic years, offset by a slight decrease in average occupancy from 78.3% for the year ended December 31, 2011 to 77.6% for the year ended December 31, 2012.

At these properties, operating expenses increased from $10.2 million for the years ended December 31, 2011 to $11.1 million for the year ended December 31, 2012, an increase of $0.9 million.  This increase was primarily due to a utility refund of approximately $0.7 million received at one of the properties during the prior year.  We anticipate that operating expenses in 2013 will increase slightly as compared with 2012 as a result of general inflation.

Third-Party Development Services Revenue

Third-party development services revenue increased by approximately $1.1 million, from $7.5 million during the year ended December 31, 2011 to $8.6 million for the year ended December 31, 2012.  This increase was primarily due to the closing of financing and commencement of construction for the Southern Oregon University and College of Staten Island projects and the commencement of construction on the Lakeside Graduate Community at Princeton University during the year ended December 31, 2012.  These new projects contributed an additional $4.6 million of revenue during that period.  In addition, we recognized approximately $0.8 million of revenue during the year ended December 31, 2012 related to our participation in cost savings on the Northern Illinois University and Illinois State University projects.  These increases were offset by the closing of bond financing and commencement of construction for the Illinois State and Northern Illinois University projects during the year ended December 31, 2011, which contributed an additional $2.5 million of revenue during that period.  In addition, revenues of approximately $1.3 million were recognized during the year ended December 31, 2011 for the Edinboro Phase II and Cleveland State University Phase II projects, both of which completed construction and opened for occupancy in August 2011.

During the year ended December 31, 2012, we had seven projects in progress with an average contractual fee of approximately $2.4 million, as compared to the year ended December 31, 2011 in which we had six projects in progress with an average contractual fee of approximately $2.2 million.  We anticipate that third-party development services revenue in 2013 will decrease significantly as compared to 2012 as a result of fewer currently outstanding awarded projects in this business segment.

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

Third-Party Management Services Revenue

Third-party management services revenue decreased by approximately $0.4 million, from $7.3 million for the year ended December 31, 2011 to $6.9 million for the year ended December 31, 2012.  This decrease was primarily a result of the discontinuation of a management contract during the prior year, for which we recognized a $0.3 million termination fee.  We anticipate that revenue earned in 2013 from newly awarded management contracts will be offset by the discontinuance of other existing management contracts, resulting in 2013 third-party management revenue that is consistent with 2012 levels.

Third-Party Development and Management Services Expenses

Third party development and management services expenses decreased by approximately $0.5 million, from $11.4 million during the year ended December 31, 2011 to $10.9 million for the year ended December 31, 2012.  This decrease was primarily a result of the growth in our wholly-owned property portfolio, as well as a lower number of newly awarded contracts in this business segment during 2012 as compared to the prior year.  We anticipate that third-party development and management services expenses will continue to decrease in 2013 for these same reasons.

General and Administrative

General and administrative expenses increased by approximately $10.2 million, from $12.8 million during the year ended December 31, 2011 to $23.0 million for the year ended December 31, 2012.  This increase was primarily a result of $7.4 million of acquisition-related costs such as broker fees, due diligence costs and legal and accounting fees incurred in 2012 in connection with our purchase of the Campus Acquisitions Portfolio in September 2012 and the Kayne Anderson Portfolio in November 2012.  The remaining increase is a result of additional salary and benefits expense, public company costs and other general inflationary factors experienced during 2012. We anticipate that general and administrative expenses will decrease in 2013 as compared to 2012, primarily due to acquisition costs incurred in 2012 that are not expected to be incurred in 2013.

Depreciation and Amortization

Depreciation and amortization increased by approximately $29.7 million, from $86.2 million during the year ended December 31, 2011 to $115.9 million for the year ended December 31, 2012.  This increase was a result of the following items: (i) additional depreciation and amortization expense of approximately $22.4 million recorded during the year ended December 31, 2012 related to properties acquired during 2011 and 2012, (ii) the completion of construction and opening of 11 owned development properties in August and September 2012, which contributed an additional $6.6 million of depreciation expense during 2012, and (iii) the completion of construction and opening of four owned development properties in August 2011, which contributed an additional $2.5 million of depreciation expense during 2012.  These increases were offset by a decrease in the amortization of in-place leases of approximately $3.0 million related to 14 properties purchased from joint ventures with Fidelity in 2010.  The value assigned to in-place leases upon acquisition of these properties was fully amortized by the end of 2011.  We expect depreciation and amortization expense to increase significantly in 2013 as a result of 2012 property acquisitions and the completion of seven owned development projects in August and September 2013.

Ground/Facility Leases

Ground/facility leases expense increased by approximately $0.6 million, from $3.6 million during the year ended December 31, 2011 to $4.2 million for the year ended December 31, 2012.  This increase was primarily due to the completion of construction and commencement of operations of six ACE development projects during 2012.  We anticipate ground/facility leases expense to increase in 2013 as compared to 2012 due to the planned completion of construction on three ACE development projects in August and September 2013 and the timing of ACE development projects placed into service during 2012.

Interest Income

Interest income increased by approximately $1.2 million, from $0.6 million during the year ended December 31, 2011 to $1.8 million during the year ended December 31, 2012.  This increase was primarily due to interest earned on a loan made to the noncontrolling partner in a joint venture that owns The Varsity, a property purchased in December 2011.  Interest income may decrease in 2013 as compared to 2012 due to the potential payoff of the loan made to the noncontrolling partner in The Varsity during 2013 (see Note 5 for more details).

Interest Expense

Interest expense increased by approximately $5.0 million, from $51.6 million during the year ended December 31, 2011 to $56.6 million for the year ended December 31, 2012.  We experienced an increase in interest expense of approximately $6.7 million on our corporate-level debt related to an additional borrowing of $150 million in January 2012 under our unsecured term loan, as well as increased borrowings under our revolving credit facility.  We also incurred additional interest expense of approximately $4.1 million during 2012 related to loans assumed in connection with 2012 property acquisitions.  Lastly, we incurred additional interest expense of approximately $0.7 million during 2012 from construction loans used to partially finance the construction of three owned development projects which opened for occupancy in August and September 2012.  These increases were offset by a decrease of approximately $3.8 million during 2012 as compared to the prior year as a result of mortgage and construction loans paid off during 2011 and 2012.  In addition, interest expense decreased as a result of an increase in capitalized interest of approximately $2.0 million during 2012 as compared to the prior year due to the timing and volume of construction activities on our owned development projects during the respective periods.  We anticipate that interest expense will increase in 2013 as compared to 2012 as a result of an anticipated bond offering during 2013, as well as a full year of interest expense incurred on the loans assumed in connection with the 2012 property acquisitions.  These anticipated increases will be offset by a decrease in interest expense related to the payoff of mortgage debt in 2012 and loans that are scheduled to mature in 2013.

Amortization of Deferred Financing Costs

Amortization of deferred financing costs decreased approximately $0.6 million, from $5.1 million during the year ended December 31, 2011 to $4.5 million for the year ended December 31, 2012.  This decrease was primarily a result of mortgage and construction debt paid off during 2011 and 2012.  We anticipate that amortization of deferred financing costs will increase in 2013 as compared to 2012 as a result of loans assumed in connection with 2012 property acquisitions.

Income (Loss) from Unconsolidated Joint Ventures

We reported income from unconsolidated joint ventures of approximately $0.4 million for the year ended December 31, 2012, as compared to a loss from unconsolidated joint ventures of approximately $0.6 million for the year ended December 31, 2011.  This variance was due to our share of a gain on debt restructuring recorded by Fund II during 2012.  Immediately prior to our acquisition of University Heights- Knoxville from Fund II in January 2012, Fund II negotiated a Settlement Agreement with the lender of the property’s mortgage loan whereby the lender agreed to accept a discounted amount that was less than the original principal amount of the loan as payment in full.  Accordingly, Fund II recorded a gain on debt restructuring of $4.2 million, of which our 10% share was $0.4 million.

Other Nonoperating Income

Other nonoperating income of $0.4 million for the year ended December 31, 2012 primarily related to a gain recognized upon the purchase of University Edge in December 2012, a property previously subject to a pre-sale / mezzanine investment agreement.  The company had been including the property in its consolidated financial statements from the time the pre-sale / mezzanine investment agreements were entered into, as a result of applying accounting guidance related to variable interest entities.  The property completed construction in August 2012 and we closed on the purchase of the property in December 2012.  The gain recorded upon the property’s purchase primarily relates to interest income earned on our mezzanine investment during the construction period.

Income Tax Provision

The Company’s provision for income taxes increased by approximately $0.3 million, from $0.4 million for the year ended December 31, 2011 to $0.7 million for the year ended December 31, 2012.  This increase relates to our increased presence in Texas as a result of our recent acquisition activity and subsequent increase in Texas Franchise taxes due.  We expect our income tax liability to increase in 2013 for the same reason discussed above.

Discontinued Operations

Discontinued operations on the accompanying consolidated statements of comprehensive income includes the following wholly-owned properties: (i) Brookstone Village and Campus Walk, wholly-owned properties sold in December 2012 for a combined sales price of $26.6 million, (ii) Pirates Cove, sold in April 2012 for a sales price of $27.5 million, (iii) Campus Club – Statesboro, sold in May 2011 for a sales price of $34.5 million; (iv) Villas on Apache, sold in April 2011 for a sales price of $14.8 million, (v) River Club Apartments, sold in April 2011 for a sales price of $23.0 million; and (vi) River Walk Townhomes, sold in April 2011 for a sales price of $9.7 million.  Refer to Note 6 in the accompanying Notes to Consolidated Financial Statements contained in Item 8 for a table summarizing the results of operations of the properties classified within discontinued operations.

Comparison of the Years Ended December 31, 2011 and December 31, 2010

The following table presents our results of operations for the years ended December 31, 2011 and 2010, including the amount and percentage change in these results between the two periods.

	Year Ended December 31,
	2011	2010	Change($)	Change(%)
Revenues:
Wholly-owned properties	$345,411	$282,866	$62,545	22.1%
On-campus participating properties	25,252	23,975	1,277	5.3%
Third-party development services	7,497	9,302	(1,805)	(19.4%)
Third-party management services	7,254	8,670	(1,416)	(16.3%)
Resident services	1,353	1,297	56	4.3%
Total revenues	386,767	326,110	60,657	18.6%

Operating expenses:
Wholly-owned properties	163,857	133,216	30,641	23.0%
On-campus participating properties	10,180	10,492	(312)	(3.0%)
Third-party development and management services	11,368	12,781	(1,413)	(11.1%)
General and administrative	12,752	11,561	1,191	10.3%
Depreciation and amortization	86,229	72,444	13,785	19.0%
Ground/facility leases	3,608	2,944	664	22.6%
Total operating expenses	287,994	243,438	44,556	18.3%

Operating income	98,773	82,672	16,101	19.5%

Nonoperating income and (expenses):
Interest income	582	186	396	212.9%
Interest expense	(51,593)	(59,523)	7,930	(13.3%)
Amortization of deferred financing costs	(5,107)	(4,423)	(684)	15.5%
Loss from unconsolidated joint ventures	(641)	(2,023)	1,382	(68.3%)
Other nonoperating income	-	5,690	(5,690)	(100%)
Total nonoperating expenses	(56,759)	(60,093)	3,334	(5.5%)

Income before income taxes and discontinued operations	42,014	22,579	19,435	86.1%
Income tax provision	(433)	(570)	137	(24.0%)
Income from continuing operations	41,581	22,009	19,572	88.9%

Discontinued operations:
Income (loss) attributable to discontinued operations	1,585	(1,206)	2,791	(231.4%)
Gain (loss) from disposition of real estate	14,806	(3,705)	18,511	(499.6%)
Total discontinued operations	16,391	(4,911)	21,302	(433.8%)

Net income	57,972	17,098	40,874	239.1%
Net income attributable to noncontrolling interests	(1,343)	(888)	(455)	51.2%
Net income attributable to common shareholders	$56,629	$16,210	$40,419	249.3%

Same Store and New Property Operations

A reconciliation of our same store and new property operations to our consolidated statements of comprehensive income is set forth below.  The results below include the results of Brookstone Village and Campus Walk, which were sold in October 2012 and are reflected within discontinued operations in the accompanying consolidated statements of comprehensive income.  These two properties had revenues of $3.6 million and $3.2 million for the years ended December 31, 2011 and 2010, respectively, and operating expenses of $1.7 million for both of the years ended December 31, 2011 and 2010, respectively.

	Same Store Properties		New Properties (1)		Total - All Properties (1)
	Year Ended December 31,		Year Ended December 31,		Year Ended December 31,
	2011	2010	2011	2010	2011	2010
Number of properties	73	73	27	18	100	91
Number of beds	42,743	42,743	16,780	10,897	59,523	53,640

Revenues (2)	$277,034	$266,946	$73,280	$20,383	$350,314	$287,329
Operating expenses	127,173	124,321	38,374	10,528	165,547	134,849

(1)	Does not include properties under construction as of December 31, 2011.

(2)	Includes revenues which are reflected as resident services revenue on the accompanying consolidated statements of comprehensive income.

Same Store Properties.  The increase in revenue from our same store properties was primarily due to an increase in average rental rates for the 2010/2011 and 2011/2012 academic years, as well as an increase in average occupancy from 95.7% during the year ended December 31, 2010 to 96.7% during the year ended December 31, 2011.  The increase in operating expenses for our same store properties was primarily due to increased utility, maintenance, and payroll costs incurred during 2011 as compared to 2010, offset by a decrease in property tax expense during 2011 due to the successful resolution of property tax appeals for certain of our same store properties for tax years ranging from 2009 to 2011.

New Properties.  Our new properties for the year ended December 31, 2011 consisted of the following: (i) University Heights, acquired in March 2010; (ii) the 14-property Fidelity Portfolio, acquired in September and November 2010; (iii) 2nd Avenue Centre, acquired in December 2010; (iv) Sanctuary Lofts, acquired in July 2010; (v) Campus Trails, a property that experienced significant property damage in April 2010 as a result of a fire in which 72 beds were destroyed and reopened for occupancy in August 2011; (vi) four owned development projects that opened for occupancy in August 2011; (vii) University Shoppes - Orlando, acquired in July 2011; (viii) Eagles Trail, acquired in September 2011, (ix) Studio Green, acquired in November 2011; and (x) 26 West and The Varsity, both acquired in December 2011.

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

Depreciation and Amortization

Depreciation and amortization increased by approximately $13.8 million, from $72.4 million during the year ended December 31, 2010 to $86.2 million for the year ended December 31, 2011.  This increase was primarily due to the following items: (i) additional depreciation and amortization expense of approximately $8.8 million recorded during the year ended December 31, 2011 related to our acquisition of the 14-property Fidelity Portfolio, (ii) additional depreciation and amortization expense of approximately $3.0 million recorded during the year ended December 31, 2011 related to the acquisition of eight other properties during 2010 and 2011; and (iii) the completion of construction and opening of four owned developments in August 2011, which contributed an additional $1.8 million of depreciation expense.

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

Interest Income

Interest income increased by approximately $0.4 million, from $0.2 million during the year ended December 31, 2010 to $0.6 million for the year ended December 31, 2011.  In 2011, we entered into two option agreements to purchase two properties that completed construction and opened for occupancy in August 2012.  As part of the option agreements, we provided mezzanine financing to the developers, for which we earned interest at a rate of 10% per annum.

Interest Expense

Interest expense decreased by approximately $7.9 million, from $59.5 million during the year ended December 31, 2010 to $51.6 million for the year ended December 31, 2011.  We experienced a decrease in interest expense of approximately $6.8 million during the year ended December 31, 2011 as compared to the prior year as a result of mortgage and construction loans paid off during 2010 and 2011.  In addition, interest expense decreased as a result of an increase in capitalized interest of approximately $5.3 million during the year ended December 31, 2011 as compared to the prior year due to the timing and volume of construction activities on our owned development projects during the respective periods.  These decreases were offset by additional interest of approximately $2.4 million incurred during the year ended December 31, 2011 related to loans assumed in connection with our acquisition of the 14-property Fidelity Portfolio.  We also incurred $2.6 million of additional interest expense on our corporate-level debt related to our $200 million unsecured term loan, which was used to repay the maturing $100 million senior secured term loan in May 2011, and increased borrowings under our revolving credit facility to partially fund property acquisitions in 2011.

Amortization of Deferred Financing Costs

Amortization of deferred financing costs increased approximately $0.7 million, from $4.4 million during the year ended December 31, 2010 to $5.1 million for the year ended December 31, 2011.  This increase was primarily due to an additional $0.7 million of finance cost amortization recorded during the year ended December 31, 2011 in connection with finance costs paid upon the assumption of debt from our acquisition of the 14-property Fidelity Portfolio.  In addition, $0.2 million of finance cost amortization was recorded during the year ended December 31, 2011 associated with finance costs incurred in connection with our $650 million credit facility entered into in May 2011.  These increases were offset by a decrease in finance cost amortization of $0.2 million as a result of mortgage debt paid off during 2010 and 2011.

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

Discontinued Operations

Discontinued operations on the accompanying consolidated statements of comprehensive income includes the following wholly-owned properties: (i) Brookstone Village and Campus Walk, sold in December 2012 for a combined sales price of $26.6 million, (ii) Pirates Cove, sold in April 2012 for a sales price of $27.5 million, (iii) Campus Club – Statesboro, sold in May 2011 for a sales price of $34.5 million, (iv) Villas on Apache, sold in April 2011 for a sales price of $14.8 million, (v) River Club Apartments, sold in April 2011 for a sales price of $23.0 million, (vi) River Walk Townhomes, sold in April 2011 for a sales price of $9.7 million, (vii) Campus Walk – Oxford, sold in April 2010 for a sales price of $9.2 million, and (viii) Cambridge at Southern, sold in March 2010 for a sales price of $19.5 million.  Refer to Note 6 in the accompanying Notes to Consolidated Financial Statements contained in Item 8 for a table summarizing the results of operations of the properties classified within discontinued operations.

Liquidity and Capital Resources

Cash Balances and Cash Flows

As of December 31, 2012, excluding our on-campus participating properties, we had $46.9 million in cash and cash equivalents and restricted cash as compared to $37.0 million in cash and cash equivalents and restricted cash as of December 31, 2011.  Restricted cash primarily consists of escrow accounts held by lenders and resident security deposits, as required by law in certain states, and funds held in escrow in connection with potential acquisition and development opportunities.  The following discussion relates to changes in cash due to operating, investing and financing activities, which are presented in our consolidated statements of cash flows included in Item 8.

Operating Activities: For the year ended December 31, 2012, net cash provided by operating activities was approximately $203.0 million, as compared to approximately $131.0 million for the year ended December 31, 2011, an increase of $72.0 million.  This increase in cash provided by operating activities was primarily due to operating cash flows provided from the timing of the acquisition of five properties in 2011 and 40 properties in 2012, the completion of construction and opening of four owned development projects in August 2011 and 11 owned development projects in August and September 2012, and improved operations at our same store wholly-owned properties.

Investing Activities: Investing activities utilized approximately $1,479.8 million and $440.3 million for the years ended December 31, 2012 and 2011, respectively.  The $1,039.5 million increase in cash utilized in investing activities was primarily a result of the following: (i) an $896.4 million increase in cash paid to acquire properties and undeveloped land as we acquired 40 properties during the year ended December 31, 2012 compared to five properties for the year ended December 31, 2011; (ii) a $141.6 million increase in cash used to fund the construction of our wholly-owned development properties, as 19 wholly-owned properties were under construction during the year ended December 31, 2012, of which 11 completed construction in August and September 2012, as compared to 15 wholly-owned properties that were under construction during the year ended December 31, 2011, of which four completed construction in August 2011; and (iii) a $37.0 million decrease in net proceeds received from the disposition of real estate, as four unencumbered wholly-owned properties were sold during the year ended December 31, 2011 as compared to one unencumbered and two encumbered wholly-owned properties during the year ended December 31, 2012.  These increases in cash utilized in investing activities were primarily offset by the following: (i) a $5.1 million decrease in mezzanine financing provided to third-party developers during the comparable twelve month periods; (ii) the repayment of a $4.0 million mezzanine loan by a developer during the year ended December 31, 2012; and (iii) a $24.9 million loan made to the seller of a property which enabled the seller to retain a 20.5% noncontrolling interest in a partnership that owns a property we acquired during the year ended December 31, 2011.

Financing Activities: Cash provided by financing activities totaled approximately $1,275.8 million and $218.2 million for the years ended December 31, 2012 and 2011, respectively.  The $1,057.6 million increase in cash provided by financing activities was primarily a result of the following: (i) an $1,130.0 million increase in net proceeds raised through the issuance of common stock, (ii) a $162.3 million decrease in cash used to pay off maturing mortgage and construction debt, (iii) a $76.1 million increase in proceeds from construction loans used to partially fund the construction of four wholly-owned development properties, which completed construction and opened for occupancy in August and September 2012, and (iv) a $50.0 million increase in proceeds (net of pay offs) received from our term loan.  These increases were primarily offset by (i) a $315.0 million decrease in proceeds (net of pay downs) received from our revolving credit facilities and (ii) a $23.8 million increase in distributions to stockholders during the year ended December 31, 2012, as a result of the issuance of common stock in connection with our July 2012 and October 2012 equity offerings and ATM Equity Programs.

Liquidity Needs, Sources and Uses of Capital

As of December 31, 2012, our short-term liquidity needs included, but were not limited to, the following: (i) anticipated distribution payments to our common and restricted stockholders totaling approximately $142.1 million based on an assumed annual cash distribution of $1.35 per share based on the number of our shares outstanding as of December 31, 2012, (ii) anticipated distribution payments to our Operating Partnership unitholders totaling approximately $1.7 million based on an assumed annual distribution of $1.35 per common unit and a cumulative preferential per annum cash distribution rate of 5.99% on our Series A preferred units based on the number of units outstanding as of December 31, 2012, (iii) the pay-off of approximately $74.9 million of fixed-rate mortgage debt scheduled to mature during the next 12 months, (iv) estimated development costs over the next 12 months totaling approximately $232.3 million for our wholly-owned properties currently under construction, (v) funds for other development projects scheduled to commence construction during the next 12 months, and (vi) potential future property acquisitions.

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

2012 Equity Offerings

As discussed in more detail in Note 12 in the accompanying Notes to Consolidated Financial Statements contained in Item 8, in July 2012 and October 2012 we sold 17,250,000 and 12,650,000 shares of our common stock, respectively, at a price of $44.25 and $43.75 per share, respectively.

ATM Equity Programs

As discussed in more detail in Note 12 in the accompanying Notes to Consolidated Financial Statements contained in Item 8, during the year ended December 31, 2012, we utilized our ATM share offering program to sell shares of our common stock into the existing trading market at current market prices.

Unsecured Credit Facility

As discussed in more detail in Note 11 and Note 14 in the accompanying Notes to Consolidated Financial Statements contained in Item 8, in January 2012, we entered into a First Amendment to our Third Amended and Restated Credit Agreement (the “First Amendment”).  Pursuant to the First Amendment, our $200 million unsecured term loan was increased in size to $350 million, maturity dates were extended on both our term loan and revolving credit facility, and interest rate spreads were lowered to reflect current market terms.  In January 2012, we also entered into multiple interest rate swap agreements with notional amounts totaling $350 million that effectively fix our interest rate to 2.54% (0.89% + 1.65% spread) on the outstanding balance of our unsecured term loan.

As of December 31, 2012, the balance outstanding on our revolving credit facility totaled $258.0 million, bearing interest at a weighted average annual rate of 1.97%, and availability under the revolving credit facility totaled $192.0 million.  The terms of the combined Credit Facility include certain restrictions and covenants, as discussed more fully in Note 11 in the accompanying Notes to Consolidated Financial Statements contained in Item 8, including covenants that restrict the amount of distributions that we can pay.  As of December 31, 2012, we were in compliance with all such covenants.

Secured Agency Facility

As discussed in more detail in Note 11 in the accompanying Notes to Consolidated Financial Statements contained in Item 8, we also have a $125 million secured revolving credit facility with a Freddie Mac lender.  As of December 31, 2012, the balance outstanding on the facility totaled $104.0 million, bearing interest at a weighted average annual rate of 2.27%.  The secured agency facility includes some, but not all, of the same financial covenants as the Credit Facility, as described above.  As of December 31, 2012, we were in compliance with all such covenants.

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

On January 29, 2013, we declared a fourth quarter 2012 distribution per share of $0.3375, which was paid on February 22, 2013 to all common stockholders of record as of February 8, 2013.  At the same time, the Operating Partnership paid an equivalent amount per unit to holders of Common Units, as well as the quarterly cumulative preferential distribution to holders of Series A Preferred Units.

Recurring Capital Expenditures

Recurring capital expenditures represent expenditures that are recurring in nature to maintain a property’s income, value, and competitive position within the market.  Recurring capital expenditures typically include, but are not limited to, appliances, furnishings, carpeting and flooring, HVAC equipment, and kitchen/bath cabinets.  Maintenance and repair costs incurred during our annual turn process due to normal wear and tear by residents are expensed as incurred.  Recurring capital expenditures exclude expenditures that were taken into consideration when underwriting the purchase of a property and are considered necessary to bring the property up to our operating standards, as well as capital expenditures for renovations, community repositioning, and other revenue-enhancing projects.  Additionally, we are required by certain of our lenders to contribute amounts to reserves for capital repairs and improvements at our mortgaged properties, which may exceed the amount of capital expenditures actually incurred by us during those periods.

Our historical recurring capital expenditures at our wholly-owned properties are set forth below:

	As of and for the Year Ended December 31,
	2012	2011	2010
Average beds	66,555	56,418	50,506
Total recurring capital expenditures	$13,510	$11,101	$10,136
Average per bed	$203	$197	$201

Pre-Development Expenditures

Our third-party and owned development activities have historically required us to fund pre-development expenditures such as architectural fees, permits and deposits.  The closing and/or commencement of construction of these development projects is subject to a number of risks such as our inability to obtain financing on favorable terms and delays or refusals in obtaining necessary zoning, land use, building, and other required governmental permits and authorizations  As such, we cannot always predict accurately the liquidity needs of these activities.  We frequently incur these pre-development expenditures before a financing commitment and/or required permits and authorizations have been obtained.  Accordingly, we bear the risk of the loss of these pre-development expenditures if financing cannot ultimately be arranged on acceptable terms or we are unable to successfully obtain the required permits and authorizations.  Historically, our third-party and owned development projects have been successfully structured and financed; however, these developments have at times been delayed beyond the period initially scheduled, causing revenue to be recognized in later periods.  As of December 31, 2012, we have deferred approximately $2.6 million in pre-development costs related to third-party and owned development projects that have not yet commenced construction.

Indebtedness

As of December 31, 2012, we had approximately $2,134.5 million of outstanding consolidated indebtedness (excluding net unamortized debt premiums and debt discounts of approximately $90.1 million and $3.5 million, respectively), comprised of a $350.0 million balance on our unsecured term loan, $258.0 million balance on our unsecured revolving credit facility, $104.0 million balance on our secured agency facility, $1,345.8 million in mortgage and construction loans secured by our wholly-owned properties, $31.8 million in mortgage loans secured by two phases of an on-campus participating property and $44.9 million in bond issuances secured by three of our on-campus participating properties.  The weighted average interest rate on our consolidated indebtedness as of December 31, 2012 was 4.40% per annum.  As of December 31, 2012, approximately 19.6% of our total consolidated indebtedness was variable rate debt, comprised of our secured agency facility, unsecured revolving credit facility and three construction loans discussed below.

Wholly-Owned Properties

Mortgage debt:  The weighted average interest rate of the $1,288.5 million of wholly-owned mortgage debt was 5.48% per annum as of December 31, 2012.  Each of the mortgage loans is a non-recourse obligation subject to customary exceptions.  The loans generally may not be prepaid prior to maturity; in certain cases prepayment is allowed, subject to prepayment penalties.

Construction loans:  The development and construction of two on-campus ACE properties (The Suites and Hilltop Townhomes), which both completed construction in August 2012, are partially financed on a combined basis with a $45.4 million construction loan.  For each borrowing we have the option of choosing the Prime rate or one-, two-, three-, or six-month LIBOR plus 2.35%.  The loan requires payments of interest only during the term of the loan and any accrued interest and outstanding borrowings become due on the maturity date of May 16, 2014.  The term of the loan can be extended through May 2016 through the exercise of two 12-month extension options.  As of December 31, 2012, the balance outstanding on the construction loan totaled $44.6 million, bearing interest at a weighted average rate per annum of 2.56%.

In addition, as discussed in more detail in Note 7 in the accompanying Notes to Consolidated Financial Statements contained in Item 8, we are consolidating two variable interest entities (“VIEs”) that own Townhomes at Newtown Crossing, a property located in Lexington, Kentucky and The Lodges of East Lansing Phase II, an additional phase at an existing property located in East Lansing, Michigan.  As a result, our construction loans payable balance includes $12.7 million related to the construction loans that are financing the development and construction of this property and additional phase at an existing property.  The total amount of these construction loans are $31.5 million and $16.2 million for Townhomes at Newtown Crossing and The Lodges of East Lansing Phase II, respectively, bearing interest at 2.65% and 4.26% per annum, respectively, as of December 31, 2012.  The loans mature on August 1, 2014 and January 9, 2014, respectively.  As the Company is not legally a party to these loans, and is only including the loans in its consolidated financial statements to comply with accounting guidance related to VIE’s, the creditors of these construction loans do not have recourse to the assets of the Company.

On-Campus Participating Properties

Bonds:  As discussed in Note 11 in the Notes to Consolidated Financial Statements contained in Item 8, three of our on-campus participating properties are 100% financed with project-based taxable bonds.  As of December 31, 2012, the bonds carry a balance of $44.9 million and bear interest at a weighted average rate per annum of 7.55%.  The loans encumbering the leasehold interests are non-recourse, subject to customary exceptions.

Mortgage loans:  The Cullen Oaks Phase I and Phase II on-campus participating properties are currently encumbered by mortgage loans with balances as of December 31, 2012 of approximately $15.8 million and $16.0 million, respectively.  The loans mature in February 2014 and bear interest at a rate of LIBOR plus 1.35%.  In connection with these loans, we entered into an interest rate swap agreement effective February 15, 2007 through February 15, 2014, that is designated to hedge our exposure to fluctuations on interest payments attributed to changes in interest rates associated with payments on the loans.  Under the terms of the interest rate swap agreement, we pay a fixed rate of 6.69% per annum and receive a floating rate of LIBOR plus 1.35%.  We have guaranteed payment of this property’s indebtedness.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2012:

	Total	2013	2014	2015	2016	2017	Thereafter
Long-term debt (1) (2)	$2,548,850	$181,875	$443,668	$295,561	$526,489	$510,665	$590,592
Owned development projects (3)	268,550	232,302	36,248	-	-	-	-
Operating leases (4)	205,378	5,418	5,324	5,244	5,083	5,011	179,298
Pre-sale contracts (5)(6)	60,750	60,750	-	-	-	-	-
Capital leases	153	153	-	-	-	-	-
	$3,083,681	$480,498	$485,240	$300,805	$531,572	$515,676	$769,890

(1)
Long-term debt obligations reflect the payment of both principal and interest.  For long-term obligations with a variable interest rate, the rate in effect at December 31, 2012 was assumed to remain constant over all periods presented.

(2)
Assumes we do not exercise extension options available to us on our unsecured credit facility, which is more fully discussed in Note 11 in the accompanying Notes to Consolidated Financial Statements contained in Item 8, and our construction loans, which are discussed in Liquidity and Capital Resources contained in Item 7 herein.

(3)
Consists of the completion costs related to eight owned development projects which will be funded entirely by us and are scheduled to be completed between August 2013 and August 2014.  We have entered into a contract with a general contractor for certain phases of the construction of these projects.  However, these contracts do not generally cover all of the costs that are necessary to place these properties into service, including the cost of furniture and marketing and leasing costs.  The unfunded commitments presented include all such costs, not only those costs that we are obligated to fund under the construction contracts.

(4)
Includes minimum annual lease payments under ground/facility lease agreements entered into with university systems and other third parties.  Refer to Note 16 in the accompanying Notes to Consolidated Financial Statements contained in Item 8 for a more detailed discussion of our ground/facility leases.

(5)
In July 2012, we entered into a Purchase and Contribution agreement with a private developer whereby we are obligated to purchase a student housing property (Townhomes at Newtown Crossing) as long as the developer meets certain construction completion deadlines and other closing conditions.  The development of the property is anticipated to be completed in August 2013.  The contractual obligation amount represents the purchase price of $38.8 million, less the mezzanine loan amount of $2.0 million that we previously funded to the developer in July 2012.

(6)
Concurrent with our purchase of a 19-property portfolio on November 30, 2012, we paid $8.3 million towards the purchase of an additional phase (The Lodges of East Lansing Phase II) currently under development at an existing property, which is scheduled for completion during the third quarter 2013.  The acquisition of this additional phase is subject to certain closing conditions, including satisfactory completion of such phase.  The contractual obligation amount represents the remainder of the purchase price of $24.0 million due at closing.

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

We also believe it is meaningful to present a measure we refer to as FFO-Modified, or FFOM, which reflects certain adjustments related to the economic performance of our on-campus participating properties and other nonrecurring items.  Under our participating ground leases, we and the participating university systems each receive 50% of the properties’ net cash available for distribution after payment of operating expenses, debt service (which includes significant amounts towards repayment of principal) and capital expenditures.  A substantial portion of our revenues attributable to these properties is reflective of cash that is required to be used for capital expenditures and for the amortization of applicable property indebtedness. These amounts do not increase our economic interest in these properties or otherwise benefit us since our interest in the properties terminates upon the repayment of the applicable property indebtedness.  Therefore, unlike the ownership of our wholly-owned properties, the unique features of our ownership interest in our on-campus participating properties cause the value of these properties to diminish over time.   For example, since the ground/facility leases under which we operate the participating properties require the reinvestment from operations of specified amounts for capital expenditures and for the repayment of debt while our interest in these properties terminates upon the repayment of the debt, such capital expenditures do not increase the value of the property to us and mortgage debt amortization only increases the equity of the ground lessor. Accordingly, we believe it is meaningful to modify FFO to exclude the operations of our on-campus participating properties and to consider their impact on our performance by including only that portion of our revenues from those properties that are reflective of our share of net cash flow and the management fees that we receive, both of which increase and decrease with the operating performance of the properties.  This narrower measure of performance measures our profitability for these properties in a manner that is similar to the measure of our profitability from our services business where we similarly incur no initial or ongoing capital investment in a property and derive only consequential benefits from capital expenditures and debt amortization. We believe, however, that this narrower measure of performance is inappropriate in traditional real estate ownership structures where debt amortization and capital expenditures enhance the property owner’s long-term profitability from its investment. When calculating FFOM, we also exclude losses from early extinguishment of debt incurred in connection with property dispositions and other non-cash gains or losses, as appropriate.

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

The following table presents a reconciliation of our net income attributable to common shareholders to FFO and FFOM:

	Year Ended December 31,
	2012	2011	2010
Net income attributable to common shareholders	$56,636	$56,629	$16,210
Noncontrolling interests(1)	1,205	1,343	888
(Gain) loss from disposition of real estate	(4,312)	(14,806)	3,705
(Income) loss from unconsolidated joint ventures	(444)	641	2,023
FFO from unconsolidated joint ventures (2)	429	(576)	(1,195)
Real estate related depreciation and amortization	114,841	87,951	75,667
Elimination of provision for asset impairment – wholly-owned properties (3)	-	559	4,036
Elimination of provision for asset impairment – unconsolidated joint ventures (4)	-	546	1,414
Funds from operations (“FFO”)	168,355	132,287	102,748

Elimination of operations of on-campus participating properties and unconsolidated joint venture:
Net income from on-campus participating properties	(3,238)	(3,074)	(1,809)
Amortization of investment in on-campus participating properties	(4,644)	(4,468)	(4,345)
FFO from Hampton Roads unconsolidated joint venture (5)	-	-	160
	160,473	124,745	96,754
Modifications to reflect operational performance of on-campus participating properties:
Our share of net cash flow (6)	2,065	2,190	1,710
Management fees	1,188	1,144	1,086
Impact of on-campus participating properties	3,253	3,334	2,796
Elimination of loss from early extinguishment of debt (7)	1,591	-	-
Elimination of gain on debt restructuring – unconsolidated joint venture (8)	(424)	-	-
Loss (gain) on remeasurement of equity method investments (9)	122	-	(4,098)
Gain on insurance settlement (10)	-	-	(1,596)
Funds from operations – modified (“FFOM”)	$165,015	$128,079	$93,856

FFO per share – diluted	$1.95	$1.87	$1.73

FFOM per share – diluted	$1.91	$1.81	$1.58

Weighted average common shares outstanding - diluted	86,375,470	70,834,789	59,453,190

(1)
Excludes $1.4 million for the year ended December 31, 2012 of income attributable to the noncontrolling partner in The Varsity, a property purchased in December 2011 from a seller that retained a 20.5% noncontrolling interest in the property.  Also excludes $1.0 million for the year ended December 31, 2012, of income attributable to the seller of University Edge, a property subject to a pre-sale arrangement that was consolidated for financial reporting purposes prior to our purchase of the property in December 2012.

(2)
Represents our 10% share of FFO from a joint venture with Fidelity (“Fund II”) in which we were a noncontrolling partner. In January 2012, we purchased the full ownership interest in the one remaining property owned by Fund II (University Heights). Subsequent to the acquisition, the property is now wholly-owned and is consolidated by the company.

(3)	Represents an impairment charge recorded for Pirates Cove, a property sold in April 2012.

(4)	Represents our share of impairment charges recorded for properties owned through our unconsolidated Fidelity Joint Ventures.

(5)
Our share of the FFO from the Hampton Roads Military Housing unconsolidated joint venture is excluded from the calculation of FFOM, as management believes this amount does not accurately reflect the company’s participation in the economics of the transaction.

(6)
50% of the properties’ net cash available for distribution after payment of operating expenses, debt service (including repayment of principal) and capital expenditures. Amounts represent actual cash received for the year-to-date periods.  As a result of using accrual-based results in interim periods and cash based results for the year-to-date periods, the sum of reported interim results may not agree to annual cash received.

(7)
Represents losses associated with the early pay-off of mortgage loans for Brookstone Village and Campus Walk in connection with the sale of those properties in October 2012.  Such costs are excluded from gains from disposition of real estate reported in accordance with GAAP.  However, we view the losses from early extinguishment of debt associated with the sales of real estate as an incremental cost of the sale transactions because we extinguished the debt in connection with the consummation of the sale transactions and we had no intent to extinguish the debt absent such transactions. We believe that adjusting FFO to exclude these losses more appropriately reflects the results of our operations exclusive of the impact of our disposition transactions.

(8)
Immediately prior to our purchase of University Heights from Fund II (see Note 2), Fund II negotiated a Settlement Agreement with the lender of the property’s mortgage loan whereby the lender agreed to accept a discounted amount that was less than the original principal amount of the loan as payment in full. Accordingly, Fund II recorded a gain on debt restructuring to reflect the discounted payoff.  Our 10% share of such gain is reflected above as an adjustment to FFOM.

(9)
Represents a non-cash loss recorded to remeasure our equity method investment in Fund II to fair value as a result of our purchase of the full ownership interest in University Heights from Fund II in January 2012.

(10)	Represents a gain on insurance settlement related to significant property damage resulting from a fire that occurred at one of our wholly-owned properties in April 2010.

Inflation

Our student leases do not typically provide for rent escalations. However, they typically do not have terms that extend beyond 12 months. Accordingly, although on a short term basis we would be required to bear the impact of rising costs resulting from inflation, we have the opportunity to raise rental rates at least annually to offset such rising costs. However, a weak economic environment or declining student enrollment at our principal universities may limit our ability to raise rental rates.

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

The table below provides information about our assets and our liabilities sensitive to changes in interest rates as of December 31, 2012 and 2011:

	December 31, 2012				December 31, 2011
	Amount (in 000s)	Weighted Average Maturity (in years)	Weighted Average Interest Rate	% of Total	Amount (in 000s)	Weighted Average Maturity (in years)	Weighted Average Interest Rate	% of Total

Fixed rate debt (1)	$1,715,165	4.7	4.98%	80.4%	$924,041	3.9	5.50%	64.1%

Variable rate debt	419,355	2.5	2.13	19.6	518,350	2.6	2.29	35.9

(1)	Includes a $350 million outstanding balance on our unsecured term loan and $31.8 million of mortgage loans which are effectively fixed by the use of interest rate swaps.

For fixed rate debt, interest rate changes affect the fair market value but do not impact net income attributable to common shareholders or cash flows.  Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact net income attributable to common shareholders and cash flows, assuming other factors are held constant.  Holding other variables constant (such as debt levels), a one percentage point variance in interest rates (100 basis points) would change the unrealized fair market value of the fixed rate debt by approximately $149.5 million.  The net income attributable to common shareholders and cash flow impact on the next year resulting from a one percentage point variance in interest rates on floating rate debt, excluding debt effectively fixed by interest rate swap agreements, would be approximately $4.2 million, holding all other variables constant.

As of December 31, 2012, the effect of our hedge agreements was to fix the interest rate on approximately $381.8 million of our variable rate debt.  Had the hedge agreements not been in place during 2012, our annual interest costs would have been approximately $4.0 million lower, based on balances and reported interest rates through the year as the variable interest rates were less than the effective interest rates on the associated hedge agreements.  Additionally, if the variable interest rates on this debt had been 100 basis points higher through 2012 and the hedge agreements not been in place, our annual interest costs would have been approximately $3.8 million higher.  Derivative financial instruments expose us to credit risk in the event of non-performance by the counterparties under the terms of the interest rate hedge agreements.  We believe we minimize our credit risk on these transactions by dealing with major, creditworthy financial institutions.  As part of our on-going control procedures, we monitor the credit ratings of counterparties and our exposure to any single entity, thus minimizing credit risk concentration.  We believe the likelihood of realized losses from counterparty non-performance is remote.

Item 8.  Financial Statements and Supplementary Data

The information required herein is included as set forth in Item 15 (a) – Financial Statements.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

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

(b)	Management’s Annual Report on Internal Control over Financial Reporting

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

Our management conducted the required assessment of the effectiveness of our internal control over financial reporting as of December 31, 2012.  Based upon this assessment, our management believes that our internal control over financial reporting is effective as of December 31, 2012.  Ernst & Young LLP, an independent registered public accounting firm, has issued an attestation report regarding the effectiveness of our internal control over financial reporting, which is included herein.

American Campus Communities Operating Partnership, L.P.

(a)	Evaluation of Disclosure Controls and Procedures

The Operating Partnership has adopted and maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Operating Partnership in its Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer of ACC, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(b), the Operating Partnership has carried out an evaluation, under the supervision of and with the participation of the Operating Partnership’s management, including the Chief Executive Officer and Chief Financial Officer of ACC, of the effectiveness of the design and operation of the Operating Partnership’s disclosure controls and procedures as of the end of the period covered by this report.  Based on the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures for the period covered by this report were effective.

There has been no change in the Operating Partnership’s internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

(b)	Management’s Annual Report on Internal Control over Financial Reporting

The management of American Campus Communities Operating Partnership, L.P. is responsible for establishing and maintaining adequate internal control over financial reporting.  We have designed our internal control over financial reporting to provide reasonable assurance that our published financial statements are fairly presented, in all material respects, in conformity with generally accepted accounting principles.

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

The Operating Partnership conducted the required assessment of the effectiveness of its internal control over financial reporting as of December 31, 2012.  Based upon this assessment, our management believes that our internal control over financial reporting is effective as of December 31, 2012.  Ernst & Young LLP, an independent registered public accounting firm, has issued an attestation report regarding the effectiveness of the Operating Partnership’s internal control over financial reporting, which is included herein.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Information with respect to this Item 10 is incorporated by reference from our Proxy Statement, which we intend to file on or before March 25, 2013 in connection with the Annual Meeting of Stockholders to be held May 2, 2013.

Item 11.  Executive Compensation

Information with respect to this Item 11 is incorporated by reference from our Proxy Statement, which we intend to file on or before March 25, 2013 in connection with the Annual Meeting of Stockholders to be held May 2, 2013.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information pertaining to security ownership of management and certain beneficial owners of the Company’s common stock with respect to this Item 12 is incorporated by reference from our Proxy Statement, which we intend to file on or before March 25, 2013 in connection with the Annual Meeting of Stockholders to be held May 2, 2013, to the extent not set forth below.

The Company maintains the American Campus Communities, Inc. 2010 Incentive Award Plan (the “2010 Plan”), as discussed in more detail in Note 13 in the accompanying Notes to Consolidated Financial Statements in Item 8.  As of December 31, 2012, the total units and shares issued under the 2010 Plan were as follows:

	# of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	# of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders	691,094	(1)	$-0-	1,438,254
Equity Compensation Plans Not Approved by Security Holders	n/a		n/a	n/a

(1)	Consists of restricted stock awards granted to executive officers and certain employees and common units of limited partnership interest in the Operating Partnership.

Item 13.  Certain Relationships, Related Transactions and Director Independence

Information with respect to this Item 13 is incorporated by reference from our Proxy Statement, which we intend to file on or before March 25, 2013 in connection with the Annual Meeting of Stockholders to be held May 2, 2013.

Item 14.  Principal Accountant Fees and Services

Information with respect to this Item 14 is incorporated by reference from our Proxy Statement, which we intend to file on or before March 25, 2013 in connection with the Annual Meeting of Stockholders to be held May 2, 2013.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)  Financial Statements

The following consolidated financial information is included as a separate section of this Annual Report on Form 10-K:

Page No.
Report of Independent Registered Public Accounting Firm (American Campus Communities, Inc.)	F-1
Report of Independent Registered Public Accounting Firm (American Campus Communities Operating Partnership, L.P.)	F-2
Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting (American Campus Communities, Inc.)	F-3
Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting (American Campus Communities Operating Partnership, L.P.)	F-4
Consolidated Financial Statements of American Campus Communities, Inc. and Subsidiaries
Consolidated Balance Sheets as of December 31, 2012 and December 31, 2011	F-5
Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010	F-6
Consolidated Statements of Changes in Equity for the years ended December 31, 2012, 2011 and 2010	F-7
Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010	F-8
Consolidated Financial Statements of American Campus Communities Operating Partnership, L.P. and Subsidiaries
Consolidated Balance Sheets as of December 31, 2012 and December 31, 2011	F-9
Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010	F-10
Consolidated Statements of Changes in Capital for the years ended December 31, 2012, 2011 and 2010	F-11
Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010	F-12
Notes to Consolidated Financial Statements of American Campus Communities, Inc. and Subsidiaries and American Campus Communities Operating Partnership, L.P. and Subsidiaries	F-13

(b)  Exhibits

Exhibit Number	Description of Document
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

10.33
Form of Agreement of Merger and Contribution, dated as of June 7, 2012, among American Campus Communities, Inc., American Campus Communities Operating Partnership LP, Campus Acquisitions Holdings, LLC, the Property Entities (as defined therein), Campus Acquisitions Management, LLC, the Development Entities (as defined therein) and Campus Acquisitions Investment Management LLC.  Incorporated by reference to Exhibit 1.1 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) and American Campus Communities Operating Partnership LP (File No. 333-181102-01) filed on July 10, 2012.

10.34
Form of Amendment No. 1 to Agreement of Merger and Contribution, dated as of July 9, 2012, among American Campus Communities, Inc., American Campus Communities Operating Partnership LP, Campus Acquisitions Holdings, LLC, the Property Entities (as defined therein), Campus Acquisitions Management, LLC, the Development Entities (as defined therein) and Campus Acquisitions Investment Management LLC.  Incorporated by reference to Exhibit 1.2 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) and American Campus Communities Operating Partnership LP (File No. 333-181102-01) filed on July 10, 2012.

10.35
Purchase and Sale Agreement, dated as of September 4, 2012, between American Campus Communities Operating Partnership LP and the persons named therein as Sellers.  Incorporated by reference to Exhibit 1.1 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) and American Campus Communities Operating Partnership LP (File No. 333-181102-01) filed on October 25, 2012.

10.36
Amendment to Purchase and Sale Agreement, dated as of October 24, 2012, between American Campus Communities Operating Partnership LP and the persons named therein as Sellers.  Incorporated by reference to Exhibit 1.2 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) and American Campus Communities Operating Partnership LP (File No. 333-181102-01) filed on October 25, 2012.

12.1	Statement Regarding Computation of Ratios.

21.1	List of Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP – American Campus Communities, Inc.

23.2	Consent of Ernst & Young LLP – American Campus Communities Operating Partnership, L.P.

31.1	American Campus Communities, Inc. - Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	American Campus Communities, Inc. - Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	American Campus Communities Operating Partnership, L.P. - Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	American Campus Communities Operating Partnership, L.P. - Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	American Campus Communities, Inc. - Certification of Chief Executive Officer Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	American Campus Communities, Inc. - Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Dated:	March 1, 2013

AMERICAN CAMPUS COMMUNITIES, INC.

By:	/s/ William C. Bayless, Jr.

William C. Bayless, Jr. President and Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	March 1, 2013

AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P.
By: American Campus Communities Holdings, LLC, its general partner By: American Campus Communities, Inc., its sole member

By:	/s/ William C. Bayless, Jr.

William C. Bayless, Jr. President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ William C. Bayless, Jr.	President, Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2013
William C. Bayless, Jr.

/s/ Jonathan A. Graf	Executive Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer)	March 1, 2013
Jonathan A. Graf

/s/ R.D. Burck	Chairman of the Board of Directors	March 1, 2013
R.D. Burck

/s/ G. Steven Dawson	Director	March 1, 2013
G. Steven Dawson

/s/ Cydney Donnell	Director	March 1, 2013
Cydney Donnell

/s/ Edward Lowenthal	Director	March 1, 2013
Edward Lowenthal

/s/ Oliver Luck	Director	March 1, 2013
Oliver Luck

/s/ Winston W. Walker	Director	March 1, 2013
Winston W. Walker

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
American Campus Communities, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of American Campus Communities, Inc. and Subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Campus Communities, Inc. and Subsidiaries at December 31, 2012 and 2011 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), American Campus Communities, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Austin, Texas
March 1, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
American Campus Communities Operating Partnership, L.P. and Subsidiaries

We have audited the accompanying consolidated balance sheets of American Campus Communities Operating Partnership, L.P. and Subsidiaries (the “Operating Partnership”) as of December 31, 2012 and 2011, and the related consolidated statements of comprehensive income, changes in capital and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Operating Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Campus Communities Operating Partnership, L.P. and Subsidiaries at December 31, 2012 and 2011 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), American Campus Communities Operating Partnership L.P.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Austin, Texas
March 1, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Shareholders
American Campus Communities, Inc. and Subsidiaries

We have audited American Campus Communities, Inc. and Subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). American Campus Communities, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, American Campus Communities, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of American Campus Communities, Inc. and Subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2012 of American Campus Communities, Inc. and Subsidiaries and our report dated March 1, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Austin, Texas
March 1, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Partners
American Campus Communities Operating Partnership, L.P. and Subsidiaries

We have audited American Campus Communities Operating Partnership L.P. and Subsidiaries’ (the “Operating Partnership”) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). American Campus Communities Operating Partnership, L.P. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Operating Partnership’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, American Campus Communities Operating Partnership, L.P. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of American Campus Communities Operating Partnership, L.P. and Subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of comprehensive income, changes in capital, and cash flows for each of the three years in the period ended December 31, 2012 of American Campus Communities Operating Partnership, L.P. and Subsidiaries and our report dated March 1, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Austin, Texas
March 1, 2013

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31, 2012	December 31, 2011

Assets

Investments in real estate:
Wholly-owned properties, net	$4,871,376	$2,761,757
Wholly-owned property held for sale	-	27,300
On-campus participating properties, net	57,346	59,850
Investments in real estate, net	4,928,722	2,848,907

Cash and cash equivalents	21,454	22,399
Restricted cash	36,790	22,956
Student contracts receivable, net	14,122	5,324
Other assets	117,874	108,996

Total assets	$5,118,962	$3,008,582

Liabilities and equity

Liabilities:
Secured mortgage, construction and bond debt	$1,509,105	$858,530
Unsecured term loan	350,000	200,000
Unsecured revolving credit facility	258,000	273,000
Secured agency facility	104,000	116,000
Accounts payable and accrued expenses	56,046	36,884
Other liabilities	107,223	77,840
Total liabilities	2,384,374	1,562,254

Commitments and contingencies (Note 17)

Redeemable noncontrolling interests	57,534	42,529

Equity:
American Campus Communities, Inc. stockholders’ equity: Common stock, $.01 par value, 800,000,000 shares authorized, 104,665,212 and 72,759,546 shares issued and outstanding at December 31, 2012 and 2011, respectively	1,043	725
Additional paid in capital	3,001,520	1,664,416
Accumulated earnings and dividends	(347,521)	(286,565)
Accumulated other comprehensive loss	(6,661)	(3,360)
Total American Campus Communities, Inc. stockholders’ equity	2,648,381	1,375,216
Noncontrolling interests – partially owned properties	28,673	28,583
Total equity	2,677,054	1,403,799

Total liabilities and equity	$5,118,962	$3,008,582

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except share and per share data)

	Year Ended December 31,
	2012	2011	2010
Revenues:
Wholly-owned properties	$448,052	$345,411	$282,866
On-campus participating properties	26,166	25,252	23,975
Third-party development services	8,574	7,497	9,302
Third-party management services	6,893	7,254	8,670
Resident services	1,605	1,353	1,297
Total revenues	491,290	386,767	326,110

Operating expenses:
Wholly-owned properties	210,307	163,857	133,216
On-campus participating properties	11,073	10,180	10,492
Third-party development and management services	10,898	11,368	12,781
General and administrative	22,965	12,752	11,561
Depreciation and amortization	115,884	86,229	72,444
Ground/facility leases	4,248	3,608	2,944
Total operating expenses	375,375	287,994	243,438

Operating income	115,915	98,773	82,672

Nonoperating income and (expenses):
Interest income	1,760	582	186
Interest expense	(56,577)	(51,593)	(59,523)
Amortization of deferred financing costs	(4,482)	(5,107)	(4,423)
Income (loss) from unconsolidated joint ventures	444	(641)	(2,023)
Other nonoperating income	411	-	5,690
Total nonoperating expenses	(58,444)	(56,759)	(60,093)

Income before income taxes and discontinued operations	57,471	42,014	22,579
Income tax provision	(725)	(433)	(570)
Income from continuing operations	56,746	41,581	22,009
Discontinued operations:
Income (loss) attributable to discontinued operations	771	1,585	(1,206)
Loss from early extinguishment of debt	(1,591)	-	-
Gain (loss) from disposition of real estate	4,312	14,806	(3,705)
Total discontinued operations	3,492	16,391	(4,911)
Net income	60,238	57,972	17,098
Net income attributable to noncontrolling interests
Redeemable noncontrolling interests	(847)	(930)	(414)
Partially owned properties	(2,755)	(413)	(474)
Net income attributable to noncontrolling interests	(3,602)	(1,343)	(888)
Net income attributable to common shareholders	56,636	56,629	16,210
Other comprehensive (loss) income
Change in fair value of interest rate swaps	(3,301)	2,143	(1,147)
Comprehensive income	$53,335	$58,772	$15,063
Income per share attributable to common shareholders – basic
Income from continuing operations per share	$0.62	$0.58	$0.35
Net income per share	$0.66	$0.81	$0.27
Income per share attributable to common shareholders – diluted
Income from continuing operations per share	$0.61	$0.57	$0.34
Net income per share	$0.65	$0.80	$0.26
Weighted-average common shares outstanding:
Basic	84,711,584	69,243,203	57,682,808
Diluted	85,309,451	69,807,394	59,338,227

Distributions declared per common share	$1.35	$1.35	$1.35

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands, except share data)

	Common Shares	Par Value of Common Shares	Additional Paid in Capital	Accumulated Earnings and Dividends	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
Equity, December 31, 2009	52,203,893	$521	$1,092,030	$(189,165)	$(4,356)	$3,744	$902,774
Net proceeds from sale of common stock	14,371,100	144	372,879	-	-	-	373,023
Adjustments to reflect redeemable noncontrolling interests at fair value	-	-	(3,274)	-	-	-	(3,274)
Amortization of restricted stock awards	-	-	3,612	-	-	-	3,612
Vesting of restricted stock awards and restricted stock units	90,525	-	(917)	-	-	-	(917)
Distributions to common and restricted stockholders	-	-	-	(76,426)	-	-	(76,426)
Distributions to joint venture partners	-	-	-	-	-	(285)	(285)
Conversions of common units to common stock	210,145	2	3,849	-	-	-	3,851
Change in fair value of interest rate swaps	-	-	-	-	(1,147)	-	(1,147)
Net income	-	-	-	16,210	-	474	16,684
Equity, December 31, 2010	66,875,663	667	1,468,179	(249,381)	(5,503)	3,933	1,217,895
Net proceeds from sale of common stock	5,716,760	57	204,968	-	-	-	205,025
Adjustments to reflect redeemable noncontrolling interests at fair value	-	-	(9,876)	-	-	-	(9,876)
Amortization of restricted stock awards	-	-	4,252	-	-	-	4,252
Vesting of restricted stock awards and restricted stock units	102,522	-	(1,269)	-	-	-	(1,269)
Distributions to common and restricted stockholders	-	-	-	(93,813)	-	-	(93,813)
Distributions to joint venture partners	-	-	-	-	-	(335)	(335)
Noncontrolling interest retained by seller – property acquisition	-	-	-	-	-	24,908	24,908
Conversion of common units to common stock	64,601	1	1,101	-	-	-	1,102
Increase in ownership of consolidated subsidiaries	-	-	(2,939)	-	-	(336)	(3,275)
Change in fair value of interest rate swaps	-	-	-	-	2,143	-	2,143
Net income	-	-	-	56,629	-	413	57,042
Equity, December 31, 2011	72,759,546	725	1,664,416	(286,565)	(3,360)	28,583	1,403,799
Net proceeds from sale of common stock	31,702,306	317	1,334,590	-	-	-	1,334,907
Adjustments to reflect redeemable noncontrolling interests at fair value	-	-	(1,958)	-	-	-	(1,958)
Amortization of restricted stock awards	-	-	5,279	-	-	-	5,279
Vesting of restricted stock awards and restricted stock units	114,903	-	(2,023)	-	-	-	(2,023)
Distributions to common and restricted stockholders	-	-	-	(117,592)	-	-	(117,592)
Distributions to joint venture partners	-	-	-	-	-	(2,665)	(2,665)
Conversion of common units to common stock	88,457	1	1,216	-	-	-	1,217
Change in fair value of interest rate swaps	-	-	-	-	(3,301)	-	(3,301)
Net income	-	-	-	56,636	-	2,755	59,391
Equity, December 31, 2012	104,665,212	$1,043	$3,001,520	$(347,521)	$(6,661)	$28,673	$2,677,054

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2012	2011	2010
Operating activities
Net income	$60,238	$57,972	$17,098
Adjustments to reconcile net income to net cash provided by operating activities:
(Gain) loss from disposition of real estate	(4,312)	(14,806)	3,705
Loss from early extinguishment of debt	1,591	-	-
Loss (gain) on remeasurement of equity method investments	122	-	(4,098)
Gain from insurance settlements	-	-	(1,596)
Depreciation and amortization	116,490	89,271	77,568
Provision for asset impairment	-	559	4,036
Amortization of deferred financing costs and debt premiums/discounts	1,316	326	2,685
Share-based compensation	5,350	4,367	3,745
(Income) loss from unconsolidated joint ventures	(444)	641	2,023
Distributions received from unconsolidated joint ventures	-	-	200
Income tax provision	725	433	570
Changes in operating assets and liabilities:
Restricted cash	(1,041)	865	7,368
Student contracts receivable, net	(8,750)	394	234
Other assets	17,974	(13,457)	(2,358)
Accounts payable and accrued expenses	6,684	421	3,054
Other liabilities	7,095	4,047	1,715
Net cash provided by operating activities	203,038	131,033	115,949
Investing activities
Net proceeds from disposition of real estate	43,343	80,376	2,114
Cash paid for property acquisitions	(1,106,047)	(236,865)	(154,461)
Loan made to noncontrolling partner of consolidated subsidiary	-	(24,908)	-
Cash paid for land acquisitions	(40,271)	(13,058)	(16,050)
Capital expenditures for wholly-owned properties	(31,332)	(23,277)	(30,399)
Investments in wholly-owned properties under development	(344,207)	(202,575)	(44,850)
Capital expenditures for on-campus participating properties	(2,141)	(1,832)	(1,141)
Cash paid for increased ownership in consolidated subsidiaries	-	(3,275)	-
Investment in mezzanine loans	(2,000)	(7,100)	-
Proceeds from mezzanine loans	4,000	-	-
Change in restricted cash related to capital reserves	(129)	1,523	1,185
Decrease (increase) in escrow deposits	405	(975)	65
Proceeds from insurance settlement	-	1,907	1,726
Investments in unconsolidated joint ventures	-	-	(499)
Purchase of corporate furniture, fixtures and equipment	(1,436)	(10,239)	(2,182)
Net cash used in investing activities	(1,479,815)	(440,298)	(244,492)
Financing activities
Proceeds from sale of common stock	1,391,750	208,980	388,871
Offering costs	(56,320)	(3,602)	(15,814)
Pay-off of mortgage and construction loans	(137,529)	(299,838)	(110,662)
Proceeds from unsecured term loan	150,000	200,000	-
Pay-off of secured term loan	-	(100,000)	-
Proceeds from credit facilities	638,000	378,000	61,800
Paydowns of credit facilities	(665,000)	(90,000)	(54,800)
Proceeds from construction loans	105,428	29,350	-
Principal payments on debt	(11,575)	(9,603)	(11,636)
Loss from early extinguishment of debt	(1,591)	-	-
Change in construction accounts payable	(5,486)	7,721	-
Debt issuance and assumption costs	(10,010)	(6,982)	(3,091)
Distributions to common and restricted stockholders	(117,592)	(93,813)	(76,579)
Distributions to noncontrolling partners	(4,111)	(1,750)	(2,009)
Redemption of common units for cash	(132)	(306)	(123)
Net cash provided by financing activities	1,275,832	218,157	175,957
Net change in cash and cash equivalents	(945)	(91,108)	47,414
Cash and cash equivalents at beginning of period	22,399	113,507	66,093
Cash and cash equivalents at end of period	$21,454	$22,399	$113,507
Supplemental disclosure of non-cash investing and financing activities
Loans assumed in connection with property acquisitions	$(645,823)	$-	$(247,752)
Issuance of common units in connection with property acquisitions	$(15,000)	$-	$-
Financing of equipment through capital lease obligations	$-	$281	$-
Change in fair value of derivative instruments, net	$(3,301)	$2,143	$(1,147)
Supplemental disclosure of cash flow information
Interest paid	$66,599	$63,601	$61,864
Income taxes paid	$466	$420	$300

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)

	December 31, 2012	December 31, 2011

Assets

Investments in real estate:
Wholly-owned properties, net	$4,871,376	$2,761,757
Wholly-owned property held for sale	-	27,300
On-campus participating properties, net	57,346	59,850
Investments in real estate, net	4,928,722	2,848,907

Cash and cash equivalents	21,454	22,399
Restricted cash	36,790	22,956
Student contracts receivable, net	14,122	5,324
Other assets	117,874	108,996

Total assets	$5,118,962	$3,008,582

Liabilities and capital

Liabilities:
Secured mortgage, construction and bond debt	$1,509,105	$858,530
Unsecured term loan	350,000	200,000
Unsecured revolving credit facility	258,000	273,000
Secured agency facility	104,000	116,000
Accounts payable and accrued expenses	56,046	36,884
Other liabilities	107,223	77,840
Total liabilities	2,384,374	1,562,254

Commitments and contingencies (Note 17)

Redeemable limited partners	57,534	42,529

Capital:
Partners’ capital:
General partner - 12,222 OP units outstanding at both December 31, 2012 and 2011	116	125
Limited partner – 104,652,990 and 72,747,324 OP units outstanding at December 31, 2012 and 2011, respectively	2,654,926	1,378,451
Accumulated other comprehensive loss	(6,661)	(3,360)
Total partners’ capital	2,648,381	1,375,216
Noncontrolling interests – partially owned properties	28,673	28,583
Total capital	2,677,054	1,403,799

Total liabilities and capital	$5,118,962	$3,008,582

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except unit and per unit data)

	Year Ended December 31,
	2012	2011	2010
Revenues:
Wholly-owned properties	$448,052	$345,411	$282,866
On-campus participating properties	26,166	25,252	23,975
Third-party development services	8,574	7,497	9,302
Third-party management services	6,893	7,254	8,670
Resident services	1,605	1,353	1,297
Total revenues	491,290	386,767	326,110

Operating expenses:
Wholly-owned properties	210,307	163,857	133,216
On-campus participating properties	11,073	10,180	10,492
Third-party development and management services	10,898	11,368	12,781
General and administrative	22,965	12,752	11,561
Depreciation and amortization	115,884	86,229	72,444
Ground/facility leases	4,248	3,608	2,944
Total operating expenses	375,375	287,994	243,438

Operating income	115,915	98,773	82,672

Nonoperating income and (expenses):
Interest income	1,760	582	186
Interest expense	(56,577)	(51,593)	(59,523)
Amortization of deferred financing costs	(4,482)	(5,107)	(4,423)
Income (loss) from unconsolidated joint ventures	444	(641)	(2,023)
Other nonoperating income	411	-	5,690
Total nonoperating expenses	(58,444)	(56,759)	(60,093)

Income before income taxes and discontinued operations	57,471	42,014	22,579
Income tax provision	(725)	(433)	(570)
Income from continuing operations	56,746	41,581	22,009
Discontinued operations:
Income (loss) attributable to discontinued operations	771	1,585	(1,206)
Loss from early extinguishment of debt	(1,591)	-	-
Gain (loss) from disposition of real estate	4,312	14,806	(3,705)
Total discontinued operations	3,492	16,391	(4,911)
Net income	60,238	57,972	17,098
Net income attributable to noncontrolling interests – partially owned properties	(2,755)	(413)	(474)
Net income attributable to American Campus Communities Operating Partnership, L.P.	57,483	57,559	16,624
Series A preferred units distributions	(183)	(183)	(184)
Net income available to common unitholders	$57,300	$57,376	$16,440
Other comprehensive (loss) income
Change in fair value of interest rate swaps	(3,301)	2,143	(1,147)
Comprehensive income	$53,999	$59,519	$15,293
Income per unit attributable to common unitholders – basic
Income from continuing operations per unit	$0.62	$0.58	$0.35
Net income per unit	$0.66	$0.81	$0.27
Income per unit attributable to common unitholders – diluted
Income from continuing operations per unit	$0.61	$0.57	$0.34
Net income per unit	$0.65	$0.80	$0.26
Weighted-average common units outstanding:
Basic	85,663,475	70,156,335	58,810,778
Diluted	86,261,342	70,720,526	59,338,227
Distributions declared per common unit	$1.35	$1.35	$1.35

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL
(in thousands, except unit data)

					Accumulated	Noncontrolling
	General Partner		Limited Partner		Other	Interests –
					Comprehensive	Partially Owned
	Units	Amount	Units	Amount	Loss	Properties	Total
Capital as of December 31, 2009	12,222	$145	52,191,671	$903,241	$(4,356)	$3,744	$902,774
Issuance of units in exchange for contributions of equity offering proceeds	-	-	14,371,100	373,023	-	-	373,023
Adjustments to reflect redeemable limited partners’ interest at fair value	-	-	-	(3,274)	-	-	(3,274)
Amortization of restricted stock awards	-	-	-	3,612	-	-	3,612
Vesting of restricted stock awards and restricted stock units	-	-	90,525	(917)	-	-	(917)
Distributions	-	(16)	-	(76,410)	-	-	(76,426)
Distributions to joint venture partners	-	-	-	-	-	(285)	(285)
Conversions of common units to common stock	-	-	210,145	3,851	-	-	3,851
Change in fair value of interest rate swaps	-	-	-	-	(1,147)	-	(1,147)
Net income	-	3	-	16,207	-	474	16,684
Capital as of December 31, 2010	12,222	132	66,863,441	1,219,333	(5,503)	3,933	1,217,895
Issuance of units in exchange for contributions of equity offering proceeds	-	-	5,716,760	205,025	-	-	205,025
Adjustments to reflect redeemable limited partners’ interest at fair value	-	-	-	(9,876)	-	-	(9,876)
Amortization of restricted stock awards	-	-	-	4,252	-	-	4,252
Vesting of restricted stock awards and restricted stock units	-	-	102,522	(1,269)	-	-	(1,269)
Distributions	-	(16)	-	(93,797)	-	-	(93,813)
Distributions to joint venture partners	-	-	-	-	-	(335)	(335)
Noncontrolling interest retained by seller – property acquisition	-	-	-	-	-	24,908	24,908
Conversion of common units to common stock	-	-	64,601	1,102	-	-	1,102
Increase in ownership of consolidated subsidiaries	-	-	-	(2,939)	-	(336)	(3,275)
Change in fair value of interest rate swaps	-	-	-	-	2,143	-	2,143
Net income	-	9	-	56,620	-	413	57,042
Capital as of December 31, 2011	12,222	125	72,747,324	1,378,451	(3,360)	28,583	1,403,799
Issuance of units in exchange for contributions of equity offering proceeds	-	-	31,702,306	1,334,907	-	-	1,334,907
Adjustments to reflect redeemable limited partners’ interest at fair value	-	-	-	(1,868)	-	-	(1,868)
Amortization of restricted stock awards	-	-	-	5,279	-	-	5,279
Vesting of restricted stock awards and restricted stock units	-	-	114,903	(2,023)	-	-	(2,023)
Distributions	-	(16)	-	(117,576)	-	-	(117,592)
Distributions to joint venture partners	-	-	-	-	-	(2,665)	(2,665)
Conversion of common units to common stock	-	-	88,457	1,217	-	-	1,217
Redemption of common units	-	-	-	(90)	-	-	(90)
Change in fair value of interest rate swaps	-	-	-	-	(3,301)	-	(3,301)
Net income	-	7	-	56,629		2,755	59,391
Capital as of December 31, 2012	12,222	$116	104,652,990	$2,654,926	$(6,661)	$28,673	$2,677,054

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2012	2011	2010
Operating activities
Net income	$60,238	$57,972	$17,098
Adjustments to reconcile net income to net cash provided by operating activities:
(Gain) loss from disposition of real estate	(4,312)	(14,806)	3,705
Loss from early extinguishment of debt	1,591	-	-
Loss (gain) on remeasurement of equity method investments	122	-	(4,098)
Gain from insurance settlements	-	-	(1,596)
Depreciation and amortization	116,490	89,271	77,568
Provision for asset impairment	-	559	4,036
Amortization of deferred financing costs and debt premiums/discounts	1,316	326	2,685
Share-based compensation	5,350	4,367	3,745
(Income) loss from unconsolidated joint ventures	(444)	641	2,023
Distributions received from unconsolidated joint ventures	-	-	200
Income tax provision	725	433	570
Changes in operating assets and liabilities:
Restricted cash	(1,041)	865	7,368
Student contracts receivable, net	(8,750)	394	234
Other assets	17,974	(13,457)	(2,358)
Accounts payable and accrued expenses	6,684	421	3,054
Other liabilities	7,095	4,047	1,715
Net cash provided by operating activities	203,038	131,033	115,949
Investing activities
Net proceeds from disposition of real estate	43,343	80,376	2,114
Cash paid for property acquisitions	(1,106,047)	(236,865)	(154,461)
Loan made to noncontrolling partner of consolidated subsidiary	-	(24,908)	-
Cash paid for land acquisitions	(40,271)	(13,058)	(16,050)
Capital expenditures for wholly-owned properties	(31,332)	(23,277)	(30,399)
Investments in wholly-owned properties under development	(344,207)	(202,575)	(44,850)
Capital expenditures for on-campus participating properties	(2,141)	(1,832)	(1,141)
Cash paid for increased ownership in consolidated subsidiaries	-	(3,275)	-
Investment in mezzanine loans	(2,000)	(7,100)	-
Proceeds from mezzanine loans	4,000	-	-
Change in restricted cash related to capital reserves	(129)	1,523	1,185
Decrease (increase) in escrow deposits	405	(975)	65
Proceeds from insurance settlement	-	1,907	1,726
Investments in unconsolidated joint ventures	-	-	(499)
Purchase of corporate furniture, fixtures and equipment	(1,436)	(10,239)	(2,182)
Net cash used in investing activities	(1,479,815)	(440,298)	(244,492)
Financing activities
Proceeds from issuance of common units in exchange for contributions, net	1,335,430	205,378	373,057
Pay-off of mortgage and construction loans	(137,529)	(299,838)	(110,662)
Proceeds from unsecured term loan	150,000	200,000	-
Pay-off of secured term loan	-	(100,000)	-
Proceeds from credit facilities	638,000	378,000	61,800
Paydowns of credit facilities	(665,000)	(90,000)	(54,800)
Proceeds from construction loans	105,428	29,350	-
Principal payments on debt	(11,575)	(9,603)	(11,636)
Change in construction accounts payable	(5,486)	7,721	-
Loss from early extinguishment of debt	(1,591)	-	-
Debt issuance and assumption costs	(10,010)	(6,982)	(3,091)
Distributions paid on unvested restricted stock awards	(848)	(773)	(745)
Distributions paid on common units	(118,007)	(94,272)	(77,374)
Distributions paid on preferred units	(183)	(183)	(184)
Distributions paid to noncontrolling partners – partially owned properties	(2,665)	(335)	(285)
Redemption of common units for cash	(132)	(306)	(123)
Net cash provided by financing activities	1,275,832	218,157	175,957
Net change in cash and cash equivalents	(945)	(91,108)	47,414
Cash and cash equivalents at beginning of period	22,399	113,507	66,093
Cash and cash equivalents at end of period	$21,454	$22,399	$113,507
Supplemental disclosure of non-cash investing and financing activities
Loans assumed in connection with property acquisitions	$(645,823)	$-	$(247,752)
Issuance of common units in connection with property acquisitions	$(15,000)	$-	$-
Financing of equipment through capital lease obligations	$-	$281	$-
Change in fair value of derivative instruments, net	$(3,301)	$2,143	$(1,147)
Supplemental disclosure of cash flow information
Interest paid	$66,599	$63,601	$61,864
Income taxes paid	$466	$420	$300

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

The general partner of ACCOP is American Campus Communities Holdings, LLC (“ACC Holdings”), an entity that is wholly-owned by ACC.  As of December 31, 2012, ACC Holdings held an ownership interest in ACCOP of less than 1%. The limited partners of ACCOP are ACC and other limited partners consisting of current and former members of management and nonaffiliated third parties.  As of December 31, 2012, ACC owned an approximate 98.8% limited partnership interest in ACCOP.  As the sole member of the general partner of ACCOP, ACC has exclusive control of ACCOP’s day-to-day management.  Management operates ACC and ACCOP as one business.  The management of ACC consists of the same members as the management of ACCOP.  ACC consolidates ACCOP for financial reporting purposes, and ACC does not have significant assets other than its investment in ACCOP.  Therefore, the assets and liabilities of ACC and ACCOP are the same on their respective financial statements.  References to the “Company,” “we,” “us” or “our” mean collectively ACC, ACCOP and those entities/subsidiaries owned or controlled by ACC and/or ACCOP.  References to the “Operating Partnership” mean collectively ACCOP and those entities/subsidiaries owned or controlled by ACCOP.  Unless otherwise indicated, the accompanying Notes to the Consolidated Financial Statements apply to both the Company and the Operating Partnership.

As of December 31, 2012, our property portfolio contained 160 properties with approximately 98,800 beds in approximately 31,800 apartment units.  Our property portfolio consisted of 143 owned off-campus student housing properties that are in close proximity to colleges and universities, 13 American Campus Equity (“ACE®”) properties operated under ground/facility leases with six university systems and four on-campus participating properties operated under ground/facility leases with the related university systems.  Of the 160 properties, nine were under development as well as an additional phase under development at an existing property as of December 31, 2012, and when completed will consist of a total of approximately 6,200 beds in approximately 1,700 units.  Our communities contain modern housing units and are supported by a resident assistant system and other student-oriented programming, with many offering resort-style amenities.

Through one of ACC’s taxable REIT subsidiaries (“TRSs”), we also provide construction management and development services, primarily for student housing properties owned by colleges and universities, charitable foundations, and others.  As of December 31, 2012, also through one of ACC’s TRSs, we provided third-party management and leasing services for 27 properties that represented approximately 22,500 beds in approximately 9,100 units.  Third-party management and leasing services are typically provided pursuant to management contracts that have initial terms that range from one to five years.  As of December 31, 2012, our total owned and third-party managed portfolio included 187 properties with approximately 121,300 beds in approximately 40,900 units.

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

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements

In January 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2013-02 (“ASU 2013-02”), “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.”  The amendments in this update require an entity to provide information about the amounts reclassified from accumulated other comprehensive income by component.  In addition, an entity is required to present, either on the face of the statement of comprehensive income or in the notes, significant amounts reclassified from accumulated other comprehensive income by the respective line items of net income.  ASU 2013-02 will be effective for the Company beginning January 1, 2013 and we do not expect its adoption to have an impact on our consolidated financial position or operating results.

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

Project costs directly associated with the development and construction of an owned real estate project, which include interest, property taxes, and amortization of deferred finance costs, are capitalized as construction in progress.  Upon completion of the project, costs are transferred into the applicable asset category and depreciation commences.  Interest totaling approximately $9.8 million, $6.6 million and $1.1 million was capitalized during the years ended December 31, 2012, 2011 and 2010, respectively.  Amortization of deferred financing costs totaling approximately $0.2 million, $0.3 million and $13,000 was capitalized as construction in progress during the years ended December 31, 2012, 2011 and 2010, respectively.

Management assesses whether there has been an impairment in the value of the Company’s investments in real estate whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Impairment is recognized when estimated expected future undiscounted cash flows are less than the carrying value of the property.  The estimation of expected future net cash flows is inherently uncertain and relies on assumptions regarding current and future economics and market conditions.  If such conditions change, then an adjustment to the carrying value of the Company’s long-lived assets could occur in the future period in which the conditions change.  To the extent that a property is impaired, the excess of the carrying amount of the property over its estimated fair value is charged to earnings. The Company believes that there were no impairments of the carrying values of its investments in real estate as of December 31, 2012.

The Company allocates the purchase price of acquired properties to net tangible and identified intangible assets based on relative fair values.  Fair value estimates are based on information obtained from a number of sources, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property, our own analysis of recently acquired and existing comparable properties in our portfolio, and other market data.  Information obtained about each property as a result of due diligence, marketing and leasing activities is also considered.  The value allocated to land is generally based on the actual purchase price adjusted to fair value (as necessary) if acquired separately, or market research / comparables if acquired as part of an existing operating property.  The value allocated to building is based on the fair value determined on an “as-if vacant” basis, which is estimated using an income, or discounted cash flow, approach that relies upon internally determined assumptions that we believe are consistent with current market conditions for similar properties. The value allocated to furniture, fixtures, and equipment is based on an estimate of the fair value of the appliances and fixtures inside the units. We have determined these estimates to have been primarily based upon unobservable inputs and therefore are considered to be Level 3 inputs within the fair value hierarchy.

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

Owned On-Campus Properties

Under its ACE program, the Company as lessee has entered into ground/facility lease agreements with six university systems to finance, construct, and manage 13 student housing properties.  Three properties were under construction or being redeveloped as of December 31, 2012 with two scheduled to open for occupancy in August 2013 and one in September 2013.  The terms of the leases, including extension options, range from 30 to 85 years, and the lessor has title to the land and usually any improvements placed thereon.  The Company’s involvement in construction requires the lessor’s post construction ownership of the improvements to be treated as a sale with a subsequent leaseback by the Company.  However, these sale-leaseback transactions do not qualify for sale-leaseback accounting because of the Company’s continuing involvement in the constructed assets.  As a result of the Company’s continuing involvement, these leases are accounted for by the deposit method, in which the assets subject to the ground/facility leases are reflected at historical cost, less amortization, and the financing obligations are reflected at the terms of the underlying financing.

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

The entities that own the on-campus participating properties are determined to be Variable Interest Entities (“VIEs”), with the Company being the primary beneficiary.  As such, the Company reflects these assets subject to ground/facility leases at historical cost, less amortization.  Costs are amortized, and deferred fee revenue in excess of the cost of providing the service are recognized, over the lease term.

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

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intangible Assets

A portion of the purchase price of acquired properties is allocated to the value of in-place leases for both student and commercial tenants, which is based on the difference between (i) the property valued with existing in-place leases adjusted to market rental rates and (ii) the property valued “as-if” vacant.  As lease terms for student leases are typically one year or less, rates on in-place leases generally approximate market rental rates.  Factors considered in the valuation of in-place leases include an estimate of the carrying costs during the expected lease-up period considering current market conditions, nature of the tenancy, and costs to execute similar leases.  Carrying costs include estimates of lost rentals at market rates during the expected lease-up period, as well as marketing and other operating expenses.  The value of in-place leases is amortized over the remaining initial term of the respective leases.  The purchase price of property acquisitions is not expected to be allocated to student tenant relationships, considering the terms of the leases and the expected levels of renewals.

In connection with the property acquisitions discussed in Note 5 herein, the Company capitalized approximately $18.6 million, $2.6 million and $5.5 million for the years December 31, 2012, 2011 and 2010, respectively, related to management’s estimate of the fair value of the in-place leases assumed.  Amortization expense was approximately $6.8 million, $4.1 million and $1.8 million for the years ended December 31, 2012, 2011 and 2010, respectively.  In 2008, the Company also capitalized $1.5 million related to management’s estimate of the fair value of third-party management contracts acquired from GMH Communities Trust (“GMH”).  These intangible assets are amortized on a straight-line basis over a period of three years.  Amortization expense related to these acquired management contracts was approximately $0.2 million and $0.5 million for the years ended December 31, 2011 and 2010, respectively.  Accumulated amortization at December 31, 2012 and December 31, 2011 was approximately $12.4 million and $8.0 million, respectively.  Intangible assets, net of amortization, are included in other assets on the accompanying consolidated balance sheets and the amortization of intangible assets is included in depreciation and amortization expense in the accompanying consolidated statements of comprehensive income.  See Note 5 herein for a detailed discussion of the property acquisitions completed during 2012, 2011 and 2010.

Deferred Financing Costs

The Company defers financing costs and amortizes the costs over the terms of the related debt using the effective interest method.  Upon repayment of or in conjunction with a material change in the terms of the underlying debt agreement, any unamortized costs are charged to earnings.  Accumulated amortization at December 31, 2012 and December 31, 2011 was approximately $13.3 million and $10.7 million, respectively.  Deferred financing costs, net of amortization, are included in other assets on the accompanying consolidated balance sheets.

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

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Debt Premiums and Discounts

Debt premiums and discounts represent fair value adjustments to account for the difference between the stated rates and market rates of debt assumed in connection with the Company’s property acquisitions.  The debt premiums and discounts are amortized to interest expense over the term of the related loans using the effective-interest method.  The amortization of debt premiums and discounts resulted in a net decrease to interest expense of approximately $3.2 million, $4.8 million and $1.8 million for the years ended December 31, 2012, 2011 and 2010, respectively.  As of December 31, 2012 and December 31, 2011, net unamortized debt premiums were approximately $90.1 million and $10.3 million, respectively, and net unamortized debt discounts were approximately $3.5 million and $5.2 million, respectively.  Debt premiums and discounts are included in secured mortgage, construction and bond debt on the accompanying consolidated balance sheets and amortization of debt premiums and discounts is included in interest expense on the accompanying consolidated statements of comprehensive income.

Redeemable Noncontrolling Interests – Operating Partnership / Redeemable Limited Partners

The Company classifies Redeemable Noncontrolling Interests – Operating Partnership / Redeemable Limited Partners in the mezzanine section of the accompanying consolidated balance sheets for the portion of common and preferred Operating Partnership units (“OP Units”) that the Operating Partnership is required, either by contract or securities law, to deliver registered common shares of ACC to the exchanging OP unit holder.  The redeemable noncontrolling interest units / redeemable limited partner units are adjusted to the greater of carrying value or fair market value based on the common share price of ACC at the end of each respective reporting period.

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

As of December 31, 2012, student contracts receivable, net included approximately $6.6 million related to receivables due from Arizona State University for two owned on-campus ACE properties (Barrett Honors College and Casa de Oro).  At these properties, the University is responsible for collecting student rent and remitting funds to the Company.  These receivables were collected from Arizona State University subsequent to December 31, 2012.

Allowances for receivables are established when management determines that collection of such receivables are doubtful. When management has determined receivables to be uncollectible, they are removed as an asset with a corresponding reduction in the allowance for doubtful accounts.

The allowance for doubtful accounts is summarized as follows:

	Balance, Beginning of Period	Charged to Expense	Write-Offs	Balance, End of Period

Year ended December 31, 2010	$6,110	$5,178	$(2,667)	$8,621
Year ended December 31, 2011	$8,621	$5,740	$(4,865)	$9,496
Year ended December 31, 2012	$9,496	$6,472	$(5,366)	$10,602

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

Pre-development expenditures such as architectural fees, permits and deposits associated with the pursuit of third-party and owned development projects are expensed as incurred, until such time that management believes it is probable that the contract will be executed and/or construction will commence.  Because the Company frequently incurs these pre-development expenditures before a financing commitment and/or required permits and authorizations have been obtained, the Company bears the risk of loss of these pre-development expenditures if financing cannot ultimately be arranged on acceptable terms or the Company is unable to successfully obtain the required permits and authorizations.  As such, management evaluates the status of third-party and owned projects that have not yet commenced construction on a periodic basis and expenses any deferred costs related to projects whose current status indicates the commencement of construction is unlikely and/or the costs may not provide future value to the Company in the form of revenues.  Such write-offs are included in third-party development and management services expenses (in the case of third-party development projects) or general and administrative expenses (in the case of owned development projects) on the accompanying consolidated statements of comprehensive income.  As of December 31, 2012, the Company has deferred approximately $2.6 million in pre-development costs related to third-party and owned development projects that have not yet commenced construction.  Such costs are included in other assets on the accompanying consolidated balance sheets.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Third-Party Management Services Revenue

Management fees are recognized when earned in accordance with each management contract.  Incentive management fees are recognized when the incentive criteria have been met.

Advertising Costs

Advertising costs are expensed during the period incurred, or as the advertising takes place, depending on the nature and term of the specific advertising arrangements.   Advertising expense approximated $11.9 million, $9.2 million and $8.4 million for the years ended December 31, 2012, 2011 and 2010, respectively.

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

Share-Based Compensation

The Company has recognized compensation expense related to certain stock-based awards (see Note 13) over the underlying vesting periods, which amounted to approximately $5.8 million, $4.6 million and $3.9 million for the years ended December 31, 2012, 2011 and 2010, respectively.

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

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company owns two TRSs, one of which manages the Company’s non-REIT activities and each is subject to federal, state and local income taxes.

Other Nonoperating Income

Other nonoperating income of $0.4 million for the year ended December 31, 2012 represents the following items: gains of approximately $0.4 million and $0.1 million, respectively, recorded in connection with the Company’s acquisition of University Edge and The Retreat, as a result of the deferred recognition of interest income earned on mezzanine financing provided to third-party developers upon closing of the purchase of these properties (see Note 5); offset by a $0.1 million loss recorded as a result of remeasuring the Company’s equity method investment in a joint venture, in which the Company previously held a 10% interest, to fair value immediately prior to the Company’s acquisition of the remaining 90% interest in University Heights (see Note 5).

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

3.	Earnings per Share

Earnings per Share –Company

Basic earnings per share is computed using net income attributable to common shareholders and the weighted average number of shares of the Company’s common stock outstanding during the period.  Diluted earnings per share reflect common shares issuable from the assumed conversion of OP Units and common share awards granted.  Only those items having a dilutive impact on basic earnings per share are included in diluted earnings per share.

The following potentially dilutive securities were outstanding for the years ended December 31, 2012, 2011 and 2010, but were not included in the computation of diluted earnings per share because the effects of their inclusion would be anti-dilutive.

	Year Ended December 31,
	2012	2011	2010
Common OP Units (Note 9)	951,891	913,132	-
Preferred OP Units (Note 9)	114,128	114,263	114,963
Total potentially dilutive securities	1,066,019	1,027,395	114,963

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of the elements used in calculating basic earnings per share:

	Year Ended December 31,
	2012	2011	2010
Basic earnings per share calculation:
Income from continuing operations	$56,746	$41,581	$22,009
Income from continuing operations attributable to noncontrolling interests	(3,558)	(1,100)	(1,019)
Income from continuing operations attributable to common shareholders	53,188	40,481	20,990
Amount allocated to participating securities	(848)	(773)	(745)
Income from continuing operations attributable to common shareholders, net of amount allocated to participating securities	52,340	39,708	20,245

Income (loss) from discontinued operations	3,492	16,391	(4,911)
(Income) loss from discontinued operations attributable to noncontrolling interests	(44)	(243)	131
Income (loss) from discontinued operations attributable to common shareholders	3,448	16,148	(4,780)
Net income attributable to common shareholders, as adjusted – basic	$55,788	$55,856	$15,465

Income from continuing operations attributable to common shareholders, as adjusted – per share	$0.62	$0.58	$0.35
Income (loss) from discontinued operations attributable to common shareholders – per share	$0.04	$0.23	$(0.08)
Net income attributable to common shareholders, as adjusted – per share	$0.66	$0.81	$0.27

Basic weighted average common shares outstanding	84,711,584	69,243,203	57,682,808

	Year Ended December 31,
	2012	2011	2010
Diluted earnings per share calculation:
Income from continuing operations attributable to common shareholders, net of amount allocated to participating securities	$52,340	$39,708	$20,245
Income from continuing operations allocated to common OP Units	-	-	350
Income from continuing operations attributable to common shareholders, as adjusted	52,340	39,708	20,595

Income (loss) from discontinued operations attributable to common shareholders	3,448	16,148	(4,780)
Loss from discontinued operations allocated to common OP Units	-	-	(120)
Income (loss) from discontinued operations attributable to common shareholders, as adjusted	3,448	16,148	(4,900)
Net income attributable to common shareholders, as adjusted – diluted	$55,788	$55,856	$15,695

Income from continuing operations attributable to common shareholders, net of amount allocated to participating securities – per share	$0.61	$0.57	$0.34
Income (loss) from discontinued operations attributable to common shareholders – per share	$0.04	$0.23	$(0.08)
Net income attributable to common shareholders- per share	$0.65	$0.80	$0.26

Basic weighted average common shares outstanding	84,711,584	69,243,203	57,682,808
Unvested Restricted Stock Awards (Note 13)	597,867	564,191	527,449
Common OP Units (Note 9)	-	-	1,127,970
Diluted weighted average common shares outstanding	85,309,451	69,807,394	59,338,227

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

The following is a summary of the elements used in calculating basic earnings per unit:

	Year Ended December 31,
	2012	2011	2010
Basic earnings per unit calculation:
Income from continuing operations	$56,746	$41,581	$22,009
Income from continuing operations attributable to noncontrolling interests – partially owned properties	(2,755)	(413)	(474)
Income from continuing operations attributable to Series A preferred units	(179)	(156)	(195)
Amount allocated to participating securities	(848)	(773)	(745)
Income from continuing operations attributable to common unitholders, net of amount allocated to participating securities	52,964	40,239	20,595

	Year Ended December 31,
	2012	2011	2010
Income (loss) from discontinued operations	3,492	16,391	(4,911)
(Income) loss from discontinued operations attributable to Series A preferred units	(4)	(27)	11
Income (loss) from discontinued operations attributable to common unitholders	3,488	16,364	(4,900)
Net income attributable to common unitholders, as adjusted – basic	$56,452	$56,603	$15,695

Income from continuing operations attributable to common unitholders, as adjusted – per unit	$0.62	$0.58	$0.35
Income (loss) from discontinued operations attributable to common unitholders – per unit	$0.04	$0.23	$(0.08)
Net income attributable to common unitholders, as adjusted – per unit	$0.66	$0.81	$0.27

Basic weighted average common units outstanding	85,663,475	70,156,335	58,810,778

Diluted earnings per unit calculation:
Income from continuing operations attributable to common unitholders, net of amount allocated to participating securities	$52,964	$40,239	$20,595
Income (loss) from discontinued operations attributable to common unitholders	3,488	16,364	(4,900)
Net income attributable to common unitholders, as adjusted – diluted	$56,452	$56,603	$15,695

Income from continuing operations attributable to common unitholders, net of amount allocated to participating securities – per unit	$0.61	$0.57	$0.34
Income (loss) from discontinued operations attributable to common unitholders – per unit	$0.04	$0.23	$(0.08)
Net income attributable to common unitholders- per unit	$0.65	$0.80	$(0.26)

Basic weighted average common units outstanding	85,663,475	70,156,335	58,810,778
Restricted Stock Awards (Note 13)	597,867	564,191	527,449
Diluted weighted average common units outstanding	86,261,342	70,720,526	59,338,227

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.     Income Taxes

As mentioned in Note 2, the Company qualifies as a REIT under the Code.  As a REIT, the Company is not subject to federal income tax as long as it distributes at least 90% of its taxable income to its shareholders each year.  Therefore, no provision for federal income taxes for the REIT has been included in the accompanying consolidated financial statements.  If the Company fails to qualify as a REIT, the Company will be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income and to federal income and excise taxes on its undistributed income.

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

	December 31,
	2012	2011
Deferred tax assets:
Fixed and intangible assets	$3,429	$3,534
Net operating loss carryforwards	4,518	4,355
Prepaid and deferred rent	2,598	2,510
Bad debt reserves	754	884
Accrued expenses and other	2,216	2,813
Stock compensation	1,669	1,370
Total deferred tax assets	15,184	15,466
Valuation allowance for deferred tax assets	(14,856)	(15,088)
Deferred tax assets, net of valuation allowance	328	378

Deferred tax liability:
Deferred financing costs	328	378

Net deferred tax liabilities	$-	$-

Significant components of the Company’s income tax provision are as follows:

	Year Ended December 31,
	2012	2011	2010
Current:
Federal	$-	$-	$(100)
State	(725)	(433)	(470)
Deferred:
Federal	-	-	-
State	-	-	-
Total provision -- continuing operations	$(725)	$(433)	$(570)

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

TRS earnings subject to tax consisted of approximately $1.1 million loss, $6.7 million loss and $3.5 million income for the years ended December 31, 2012, 2011 and 2010, respectively.  The reconciliation of income tax attributable to continuing operations for the TRSs computed at the U.S. statutory rate to income tax provision is as follows:

	Year Ended December 31,
	2012	2011	2010
Tax benefit (provision) at U.S. statutory rates on TRS income subject to tax	$60	$121	$(207)
State income tax, net of federal income tax benefit	-	1	(2)
Effect of permanent differences and other	(46)	(60)	(47)
(Decrease) increase in valuation allowance	(14)	(62)	156
TRS income tax provision	$-	$-	$(100)

At December 31, 2012, the TRSs had net operating loss carryforwards (“NOLs”) of approximately $14.2 million for income tax purposes that begin to expire in 2026.  These NOLs may be used to offset future taxable income generated by each of the respective TRSs.  Due to the various limitations to which the use of NOLs are subject, the Company has applied a valuation allowance to the NOLs given the likelihood that the NOLs will expire unused.  Of the NOLs, approximately $1.9 million may be credited directly to additional paid in capital should subsequent tax benefits be recognized.  The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states’ jurisdictions as required and, as of December 31, 2012, the 2011, 2010 and 2009 calendar tax years are subject to examination by the tax authorities.

Beginning on January 1, 2007, the Company adopted accounting guidance related to uncertainty in income taxes, which clarifies the accounting and disclosure for uncertainty in tax positions and seeks to reduce the diversity of practice associated with certain aspects of the recognition and measurement related to accounting for income taxes.  The Company had no material unrecognized tax benefits for the years ended December 31, 2012, 2011, or 2010, and as of December 31, 2012, the Company does not expect to record any unrecognized tax benefits.  Because no unrecognized tax benefits have been recorded, no related interest or penalties have been calculated and this guidance had no impact on the Company’s consolidated financial statements.

5.  Property Acquisitions

2012 Acquisitions

On November 30, 2012, the Company completed the acquisition of a 19-property student housing portfolio (herein after referred to as the “Kayne Anderson Portfolio”) for an aggregate purchase price of $830.5 million, resulting in total consideration of approximately $828.0 million after taking into account certain purchase price adjustments received at closing.  The Kayne Anderson Portfolio contains 11,683 beds located in various markets throughout the country.  As part of the transaction, the Company assumed approximately $395.8 million of fixed-rate mortgage debt with a weighted average annual interest rate of 5.28% and a weighted average term to maturity of 8.1 years.  The remaining consideration was paid in cash which was funded with proceeds from the Company’s October 2012 equity offering (see Note 12) and borrowings under its unsecured revolving credit facility.

 General and administrative expenses on the accompanying consolidated statements of comprehensive income for the year ended December 31, 2012 includes approximately $2.8 million of acquisition-related costs such as broker fees, due diligence costs and legal and accounting fees incurred in connection with our acquisition of the Kayne Anderson Portfolio.  In addition, interest expense on the accompanying consolidated statements of comprehensive income for the year ended December 31, 2012 includes approximately $0.2 million of acquisition-related costs associated with a bridge loan commitment obtained in connection with our acquisition of the Kayne Anderson Portfolio. The following table summarizes our allocation of total consideration to the assets and liabilities acquired from the Kayne Anderson Portfolio:

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Description	Amount (000s)
Land	$53,088
Buildings	735,827
Building improvements	51,634
Furniture, fixtures and equipment	34,245
Tenant improvements and deferred lease costs	269
In-place leases – student and retail	8,771
Debt premiums	(59,241)
Other assets, net	3,391
Total aggregate consideration	827,984
Less: mortgage debt assumed	(395,750)
Net assets acquired	$432,234

On September 14, 2012, the Company completed the acquisition of a 15-property student housing portfolio (hereinafter referred to as the “Campus Acquisitions Portfolio”) for a purchase price of $627.0 million, resulting in total consideration of approximately $623.1 million after taking into account certain purchase price adjustments received at closing.  The Campus Acquisitions Portfolio contains 6,579 beds located in various markets throughout the country.  As part of the transaction, the Company assumed approximately $231.1 million of fixed-rate mortgage debt with a weighted average annual interest rate of 5.61% and a weighted average term to maturity of 5.2 years.  In addition, the Company issued 325,098 common OP Units to the seller, valued at $46.14 per unit.  The remaining consideration was paid in cash which was funded with proceeds from the Company’s July 2012 equity offering (see Note 12) and borrowings under its unsecured revolving credit facility.

General and administrative expenses on the accompanying consolidated statements of comprehensive income for the year ended December 31, 2012 includes approximately $4.6 million of acquisition-related costs such as broker fees, due diligence costs and legal and accounting fees incurred in connection with our acquisition of the Campus Acquisitions Portfolio.  In addition, interest expense on the accompanying consolidated statements of comprehensive income for the year ended December 31, 2012 includes approximately $0.2 million of acquisition-related costs associated with a bridge loan commitment obtained in connection with our acquisition of the Campus Acquisitions Portfolio. The following table summarizes our allocation of total consideration to the assets and liabilities acquired from the Campus Acquisitions Portfolio:

Description	Amount (000s)
Land	$32,181
Buildings	583,235
Building improvements	6,413
Furniture, fixtures and equipment	13,119
Tenant improvements and deferred lease costs	849
In-place leases – student and retail	6,065
Debt premiums	(24,270)
Other assets	5,492
Total aggregate consideration	623,084
Less: mortgage debt assumed	(231,069)
Net assets acquired	$392,015

The Company previously provided mezzanine financing of $4.5 million to a private developer and was obligated to purchase a 201-unit, 608-bed property (University Edge) once construction was completed and certain closing conditions were met.  The property opened for operations in August 2012 and the Company acquired University Edge in December 2012 for a purchase price of $31.2 million, at which time the Company’s mezzanine investment along with accrued but unpaid interest was credited to the Company.  University Edge is located in Kent, Ohio near the campus of Kent State University and the Company did not assume any property-level debt as part of this transaction.

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

In August 2012, the Company acquired The Block, a 669-unit, 1,555-bed wholly-owned property located near the campus of The University of Texas at Austin, for a purchase price of $165.0 million, which excludes approximately $4.1 million of anticipated transaction costs, initial integration expenses and capital expenditures necessary to bring this property up to the Company’s operating standards.  The Company did not assume any property-level debt as part of this transaction.

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

In January 2012, the Company acquired the remaining 90% interest in University Heights, a 204-unit, 636-bed property located near the campus of the University of Tennessee, for a purchase price of $14.5 million.  The purchase price excludes approximately $2.3 million of anticipated capital expenditures necessary to bring this property up to the Company’s operating standards.  This property was acquired from one of our joint ventures with Fidelity in which we previously held a 10% interest (“Fund II”, see Note 10).  Immediately prior to the acquisition, Fund II paid off the property’s mortgage loan at a discounted amount in accordance with a Settlement Agreement negotiated with the lender.  As a result, Fund II recorded a gain on debt restructuring of approximately $4.2 million, of which, our 10% share is included in income from unconsolidated joint ventures on the accompanying consolidated statements of comprehensive income for the year ended December 31, 2012.

Since their respective acquisition dates, the acquired properties discussed above contributed a combined $43.1 million of revenues for the year ended December 31, 2012.  These properties had combined net income of $4.6 million for the year ended December 31, 2012, which includes $1.8 million of acquisition-related costs such as broker fees, due diligence costs and legal and accounting fees that are included in wholly-owned properties operating expense on the accompanying consolidated statements of comprehensive income.

2011 Acquisitions

In December 2011, the Company acquired a 79.5% interest in a partnership that owns The Varsity, a property located near the campus of the University of Maryland in College Park.  The seller retained a 20.5% noncontrolling interest in the property, which was funded by a note from the Company totaling $24.9 million.  The note bears interest at an annual rate of 12% and is due on the earlier of the date the Company calls the note (to occur no earlier than June 28, 2013) or December 28, 2016.  The note is secured by the noncontrolling partner’s membership interests in The Varsity and is included in other assets on the accompanying consolidated balance sheets.

Also during 2011, the Company acquired three additional properties and a retail shopping center which is currently being redeveloped for a combined purchase price of approximately $140.4 million.  The Company did not assume any property-level debt as part of these transactions.

2010 Acquisitions

In September and November 2010, the Company acquired the remaining 90% interest in 14 student housing properties previously owned in two joint ventures with Fidelity (hereinafter referred to as the “Fidelity Joint Ventures”) in which the Company previously held a 10% interest.  The purchase price for the 90% interest acquired was approximately $340.4 million.  The acquisitions of the properties previously owned by the Fidelity Joint Ventures were accounted for as a business combination achieved in stages and as a result, the Company was required to remeasure its equity method investments in the joint venture properties to their respective acquisition-date fair values and recognize the resulting gain in earnings.  The Company therefore recorded a combined non-cash gain of approximately $4.1 million for the Fidelity Joint Ventures, which is included in other nonoperating income on the accompanying consolidated statements of comprehensive income for the year ended December 31, 2010.  Subsequent to the acquisition, the Company now consolidates the 14 properties acquired.

Also during 2010, the Company acquired three additional properties containing 1,883 beds in three separate transactions for a combined purchase price of approximately $65.2 million.  The Company did not assume any property-level debt as part of these transactions.

The acquired property’s results of operations have been included in the accompanying consolidated statements of comprehensive income since the respective acquisition closing dates.  The following pro forma information for the years ended December 31, 2012, 2011 and 2010, presents consolidated financial information for the Company as if the property acquisitions discussed above and the August 2010, July 2012 and October 2012 equity offerings had occurred at the beginning of the earliest period presented.  The unaudited pro forma information is provided for informational purposes only and is not indicative of results that would have occurred or which may occur in the future:

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2012	2011	2010
Total revenues	$610,489	$525,264	$502,007
Net income attributable to common shareholders	$83,481	$72,590	$6,298
Net income per share attributable to common shareholders, as adjusted - basic	$0.79	$0.72	$0.06
Net income per share attributable to common shareholders, as adjusted - diluted	$0.79	$0.72	$0.06

6.  Property Dispositions and Discontinued Operations

In October 2012, the Company sold two wholly-owned properties, located in Wilmington, North Carolina (Brookstone Village and Campus Walk) containing 528 beds for a combined sales price of approximately $26.6 million.  Concurrent with the dispositions, the Company paid off the outstanding debt on the two properties totaling approximately $10.8 million and incurred related defeasance costs of approximately $1.6 million.  The defeasance costs are reflected as a loss from early extinguishment of debt in discontinued operations on the accompanying consolidated statements of comprehensive income for the year ended December 31, 2012.  The resulting gain on disposition of approximately $4.2 million is included in discontinued operations on the accompanying consolidated statements of comprehensive income for the year ended December 31, 2012.

In April 2012, the Company sold Pirates Cove, an unencumbered owned off-campus property, for a sales price of approximately $27.5 million resulting in net proceeds of approximately $27.1 million.  The resulting gain on disposition of approximately $0.1 million is included in discontinued operations on the accompanying consolidated statements of comprehensive income for the year ended December 31, 2012.

In April and May 2011, the Company sold four unencumbered owned off-campus properties (Campus Club – Statesboro, River Club Apartments, River Walk Townhomes and Villas on Apache) for a total sales price of approximately $82.0 million resulting in combined net proceeds of approximately $80.0 million.  The combined gain on these dispositions of approximately $14.8 million is included in discontinued operations on the accompanying consolidated statements of comprehensive income for the year ended December 31, 2011.

In 2010, the Company sold two encumbered owned off-campus properties (Campus Walk – Oxford and Cambridge at Southern) for a total sales price of approximately $28.7 million resulting in combined net proceeds of approximately $1.9 million.  The combined loss on these dispositions of approximately $3.7 million is included in discontinued operations on the accompanying consolidated statements of comprehensive income for the year ended December 31, 2010.

The properties discussed above are included in the wholly-owned properties segment (see Note 18).  Below is a summary of the results of operations for the properties discussed above through their respective disposition dates for all periods presented:

	Year Ended December 31,
	2012	2011	2010
Total revenues	$4,509	$12,179	$20,191
Total operating expenses	(2,460)	(6,361)	(10,640)
Depreciation and amortization	(606)	(3,042)	(5,124)
Provision for asset impairment	-	(559)	(4,036)
Operating income	1,443	2,217	391
Total nonoperating expenses	(672)	(632)	(1,597)
Net income (loss)	$771	$1,585	$(1,206)

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.  Investments in Wholly-Owned Properties

Wholly-owned properties consisted of the following:

	December 31,
	2012	2011
Land (1) (2) (3)	$550,274	$380,074
Buildings and improvements	4,351,239	2,380,582
Furniture, fixtures and equipment	227,409	139,249
Construction in progress (2) (3)	138,923	157,900
	5,267,845	3,057,805
Less accumulated depreciation	(396,469)	(296,048)
Wholly-owned properties, net (4)	$4,871,376	$2,761,757

(1)
The land balance above includes undeveloped land parcels with book values of approximately $30.7 million and $15.8 million as of December 31, 2012 and December 31, 2011, respectively.  Also includes land totaling approximately $41.6 million and $28.2 million as of December 31, 2012 and December 31, 2011, respectively, related to properties under development.

(2)
Land and construction in progress as of December 31, 2012 include $7.6 million and $7.7 million, respectively, related to the Townhomes at Newtown Crossing property located in Lexington, Kentucky, that will serve students attending the University of Kentucky.  In July 2012, the Company entered into a purchase and contribution agreement with a private developer whereby the Company is obligated to purchase the property as long as the developer meets certain construction completion deadlines and other closing conditions.  The development of the property is anticipated to be completed in August 2013.  The entity is financed with a $2.0 million mezzanine loan from the Company and a $31.5 million construction loan from a third-party lender.  The Company is responsible for leasing, management, and initial operations of the project while the third-party developer is responsible for the development of the property.  The entity that owns Townhomes at Newtown Crossing is deemed to be a variable interest entity (“VIE”), and the Company is determined to be the primary beneficiary of the VIE.  As such, the assets and liabilities of the entity owning the property are included in the Company’s and the Operating Partnership’s consolidated financial statements.

(3)
Land and construction in progress as of December 31, 2012 include $3.3 million and $4.3 million, respectively, related to an additional phase currently under development at The Lodges of East Lansing located in East Lansing, Michigan that will serve students attending Michigan State University.  Concurrent with the purchase of the Kayne Anderson Portfolio on November 30, 2012, the Company entered into a purchase and sale agreement whereby the Company is obligated to purchase this additional phase as long as the developer meets certain construction completion deadlines and other closing  conditions.  The development of the additional phase is anticipated to be completed in September 2013.  The Company is responsible for leasing, management, and initial operations of the project while the third-party developer is responsible for the development of the property.  The entity that owns The Lodges of East Lansing Phase II is deemed to be a variable interest entity (“VIE”), and the Company is determined to be the primary beneficiary of the VIE.  As such, the assets and liabilities of the entity owning the property are included in the Company’s and the Operating Partnership’s consolidated financial statements.

(4)	The balance above excludes Pirates Cove which was classified as wholly-owned property held for sale in the accompanying consolidated balance sheet as of December 31, 2011.

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

On-campus participating properties are as follows:

			Historical Cost – December 31,
Lessor/University	Lease Commencement	Required Debt Repayment (1)	2012	2011
Texas A&M University System / Prairie View A&M University (2)	2/1/96	9/1/23	$41,485	$40,255

Texas A&M University System / Texas A&M International	2/1/96	9/1/23	6,651	6,567

Texas A&M University System / Prairie View A&M University (3)	10/1/99	8/31/25/ 8/31/28	25,766	25,142

University of Houston System / University of Houston (4)	9/27/00	8/31/35	35,936	35,734

			109,838	107,698
Less accumulated amortization			(52,492)	(47,848)
On-campus participating properties, net			$57,346	$59,850

(1)	Represents the effective lease termination date. The Leases terminate upon the earlier to occur of the final repayment of the related debt or the end of the contractual lease term.

(2)	Consists of three phases placed in service between 1996 and 1998.

(3)	Consists of two phases placed in service in 2000 and 2003.

(4)	Consists of two phases placed in service in 2001 and 2005.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.   Noncontrolling Interests

Operating Partnership

Partially-owned properties: As of December 31, 2012, the Operating Partnership consolidates four joint ventures that own and operate The Varsity, University Village at Sweet Home, University Centre and Villas at Chestnut Ridge owned-off campus properties.  The portion of net assets attributable to the third-party partners in these joint ventures is classified as “noncontrolling interests - partially owned properties” within capital on the accompanying consolidated balance sheets of the Operating Partnership.  Accordingly, the third-party partners’ share of the income or loss of the joint ventures is reported on the consolidated statements of comprehensive income of the Operating Partnership as “net income attributable to noncontrolling interests – partially owned properties.”

OP Units:  For the portion of OP Units that the Operating Partnership is required, either by contract or securities law, to deliver registered common shares of ACC to the exchanging OP unit holder, or for which the Operating Partnership has the intent or history of exchanging such units for cash, we classify the units as “redeemable limited partners” in the mezzanine section of the consolidated balance sheets of the Operating Partnership and “redeemable noncontrolling interests” in the mezzanine section of the consolidated balance sheets of ACC.  The units classified as such include Series A preferred units as well as common units that are not held by ACC or ACC Holdings.  The value of redeemable limited partners/redeemable noncontrolling interests on the consolidated balance sheets is reported at the greater of fair value or historical cost at the end of each reporting period.  Changes in the value from period to period are charged to limited partner’s capital on the consolidated statement of changes in capital of the Operating Partnership and to additional paid in capital on the consolidated statement of changes in equity of ACC.  Below is a table summarizing the activity of redeemable limited partners/redeemable noncontrolling interests for the years ended December 31, 2012 and 2011:

Balance, December 31, 2010	$34,704
Net income	930
Distributions	(1,415)
Conversion of redeemable limited partner units into shares of ACC common stock	(1,103)
Redemption of redeemable limited partner units for cash	(306)
Redeemable limited partner units retained in connection with property acquisition	(157)
Adjustments to reflect redeemable limited partner units at fair value	9,876
Balance, December 31, 2011	42,529
Net income	847
Distributions	(1,446)
Redeemable limited partner units issued as consideration (see Note 5)	15,000
Conversion of redeemable limited partner units into shares of ACC common stock	(1,222)
Redemption of redeemable limited partner units for cash	(132)
Adjustments to reflect redeemable limited partner units at fair value	1,958
Balance, December 31, 2012	$57,534

During the years ended December 31, 2012 and 2011, 88,457 and 64,601 common OP units, respectively, were converted into an equal number of shares of ACC’s common stock.  As of December 31, 2012 and 2011, approximately 1.2% and 1.4%, respectively, of the equity interests of the Operating Partnership was held by owners of common OP Units and Series A preferred units not held by ACC or ACC Holdings.

10.   Investments in Unconsolidated Joint Ventures

As of December 31, 2012, the Company owned a noncontrolling interest in one unconsolidated joint venture that is accounted for utilizing the equity method of accounting.  The investment consists of a noncontrolling equity interest in a joint venture with the United States Navy that owns military housing privatization projects located on naval bases in Norfolk and Newport News, Virginia.  In 2010, the Company discontinued applying the equity method in regards to its investment in this joint venture as a result of the Company’s share of losses exceeding its investment in the joint venture.  Because the Company has not guaranteed any obligations of the investee and is not otherwise committed to provide further financial support to the investee, it therefore suspended recording its share of losses once the investment was reduced to zero.  We also earn fees for providing management services to this joint venture, which totaled approximately $1.6 million, $1.6 million and $1.4 million for the years ended December 31, 2012, 2011 and 2010, respectively.

As discussed more fully in Note 5, in January 2012 we acquired full ownership interest in University Heights, a property previously owned by Fund II, a joint venture with Fidelity in which we previously held a 10% interest.  The acquisition of the property was accounted for as a business combination achieved in stages and as a result, the Company was required to remeasure its equity method investment in University Heights to its acquisition-date fair value and recognize the resulting loss in earnings.  The Company recorded a loss of approximately $0.1 million which is included in other nonoperating income on the accompanying consolidated statements of comprehensive income for the year ended December 31, 2012.  As University Heights represented the only property owned by Fund II, subsequent to the acquisition we no longer have an equity method investment in Fund II.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.   Debt

A summary of the Company’s outstanding consolidated indebtedness, including unamortized debt premiums and discounts, is as follows:

	December 31,
	2012	2011
Debt secured by wholly-owned properties:
Mortgage loans payable	$1,288,482	$744,724
Construction loans payable (1)	57,355	29,350
	1,345,837	774,074
Debt secured by on-campus participating properties:
Mortgage loan payable	31,768	32,097
Bonds payable	44,915	47,220
	76,683	79,317

Unsecured revolving credit facility	258,000	273,000
Unsecured term loan	350,000	200,000
Secured agency facility	104,000	116,000
Unamortized debt premiums	90,091	10,298
Unamortized debt discounts	(3,506)	(5,159)
Total debt	$2,221,105	$1,447,530

(1)
Construction loans payable as of December 31, 2012 includes $12.7 million related to two constructions loans that are financing the development and construction of Townhomes at Newtown Crossing and The Lodges of East Lansing Phase II, both VIEs the Company is including in its consolidated financial statements (see Note 7).  The creditors of these construction loans do not have recourse to the assets of the Company.

Mortgage and Construction Loans Payable

Mortgage loans payable generally feature either monthly interest and principal payments or monthly interest-only payments with balloon payments due at maturity.  For purposes of classification in the following table, variable rate mortgage loans subject to interest rate swaps are deemed to be fixed rate, due to the Company having effectively fixed the interest rate for the underlying debt instrument.  Construction loans payable generally feature monthly payments of interest only during the term of loan and any accrued interest and outstanding borrowings become due at maturity.  Mortgage and construction loans payable, excluding debt premiums and discounts, consisted of the following as of December 31, 2012:

			As of December 31, 2012
	Principal Outstanding		Weighted	Weighted	Number of
	December 31,		Average	Average	Properties
	2012	2011	Interest Rate	Years to Maturity	Encumbered
Fixed Rate:
Mortgage loans payable (1)	$1,320,250	$776,821	5.54%	4.7 years	69
Variable Rate:
Construction loans payable (2)	57,355	29,350	2.60%	1.4 years	4
Total	$1,377,605	$806,171	5.42%	4.6 years	73

(1)	Fixed rate mortgage loans payable mature at various dates from June 2013 through April 2024 and carry interest rates ranging from 3.96% to 7.15%.

(2)
Variable rate construction loans payable mature at various dates from April 2014 through August 2014 and carry interest rates based on LIBOR plus a spread, which translate into interest rates ranging from 2.57% to 4.26% at December 31, 2012.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the twelve months ended December 31, 2012, the following transactions occurred:

	Mortgage Loans	Construction Loans
	Payable	Payable
Balance, December 31, 2011	$781,960	$29,350
Additions:
Assumption of mortgage loans payable (1) (2) (3)	645,824	-
Debt premiums recorded upon assumption of debt (1) (2) (3)	84,662	-
Draws under advancing construction notes payable (4)	-	105,428
Deductions:
Payoff of maturing mortgage notes payable (5)	(82,345)	-
Payoff of construction notes payable (6)(7)	-	(77,423)
Disposition of properties encumbered with debt	(10,841)
Scheduled repayments of principal	(9,208)	-
Amortization of debt premiums and discounts	(3,217)	-
Balance, December 31, 2012	$1,406,835	$57,355

(1)
In connection with the Company’s purchase of the Kayne Anderson Portfolio on November 30, 2012, the Company assumed approximately $395.8 million of fixed-rate mortgage debt with a weighted average annual interest rate of 5.28% and a weighted average term to maturity of 8.1 years.  Upon assumption of this mortgage debt, the Company recorded debt premiums totaling approximately $59.2 million to reflect the estimated fair value of the debt assumed.

(2)
In connection with the Company’s purchase of the Campus Acquisitions Portfolio on September 14, 2012, the Company assumed approximately $231.1 million of fixed-rate mortgage debt with a weighted average annual interest rate of 5.61% and a weighted average term to maturity of 5.2 years.  Upon assumption of this mortgage debt, the Company recorded debt premiums totaling approximately $24.3 million to reflect the estimated fair value of the debt assumed.

(3)
In June 2012, the Company acquired University Commons.  As part of the acquisition, the Company assumed approximately $19.0 million of fixed-rate mortgage debt with an annual interest rate of 5.54% and remaining term to maturity of 2.4 years.  Upon assumption of this mortgage debt, the Company recorded a debt premium of approximately $1.2 million to reflect the estimated fair value of the debt assumed.

(4)
Includes draws of approximately $30.0 million from three construction loans, one of which financed the development and construction of University Edge, a VIE included in the Company’s consolidated financial statements during the construction phase until the property was purchased by the Company in December 2012.  The other two construction loans are financing the development and construction of Townhomes at Newtown Crossing and The Lodges of East Lansing Phase II, both VIEs the Company is including in its consolidated financial statements prior to purchasing the respective properties.

(5)
The Company paid off fixed rate mortgage debt secured by the following wholly-owned properties: Chapel Ridge, Raiders Pass, The Woods at Greenland, University Village at Boulder Creek, Entrada Real, Aggie Station, Raider’s Crossing, and University Club Townhomes - The Grove.

(6)
In November 2012, the Company used a portion of the proceeds from its October equity offering to pay off $55.2 million of variable rate construction debt secured by an owned on-campus ACE property (University Pointe at College Station).

(7)
Includes a $22.2 million payoff of a construction loan that financed the development and construction of University Edge, a VIE the Company included in its consolidated financial statements during the construction phase.  The seller/developer paid off the construction loan with proceeds from the Company’s purchase of the property in December 2012.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Bonds Payable

Three of the on-campus participating properties are 100% financed with outstanding project-based taxable bonds.  Under the terms of these financings, one of the Company’s special purpose subsidiaries publicly issued three series of taxable bonds and loaned the proceeds to three special purpose subsidiaries that each hold a separate leasehold interest.  The bonds encumbering the leasehold interests are non-recourse, subject to customary exceptions.  Although a default in payment by these special purpose subsidiaries could result in a default under one or more series of bonds, indebtedness of any of these special purpose subsidiaries is not cross-defaulted or cross-collateralized with indebtedness of the Company, the Operating Partnership or other special purpose subsidiaries.  Repayment of principal and interest on these bonds is insured by MBIA, Inc.  Interest and principal are paid semi-annually and annually, respectively, through maturity.  Covenants include, among other items, budgeted and actual debt service coverage ratios.  Bonds payable at December 31, 2012 consisted of the following:

			Principal	Weighted		Required
Series	Mortgaged Facilities Subject to Leases	Original	December 31, 2012	Average Rate	Maturity Date	Monthly Debt Service
1999	University Village- PVAMU/TAMIU	$39,270	$26,185	7.75%	September 2023	$302
2001	University College–PVAMU	20,995	15,365	7.53%	August 2025	158
2003	University College–PVAMU	4,325	3,365	6.04%	August 2028	28
	Total/weighted average rate	$64,590	$44,915	7.55%		$488

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

In addition, in connection with the First Amendment, the maturity date of the term loan was extended from May 20, 2015 to January 10, 2017 and the maturity date of the revolving credit facility was extended to January 10, 2016, and can be extended for an additional 12 months to January 10, 2017, subject to the satisfaction of certain conditions.  The First Amendment provides for the interest rate on each loan at a variable rate, at the Company’s option, based upon a base rate or one-, two-, three- or six-month LIBOR, plus, in each case, a spread based upon the Company’s investment grade rating from either Moody’s Investor Services, Inc. or Standard & Poor’s Rating Group.  The Company has entered into multiple interest rate swaps with notional amounts totaling $350 million that effectively fix the interest rate to 2.54% (0.89% + 1.65% spread) on the outstanding balance of the unsecured term loan (see Note 14 for more details).

Availability under the revolving credit facility is limited to an “aggregate borrowing base amount” equal to 60% of the value of the Company’s unencumbered properties, calculated as set forth in the Credit Facility.  Additionally, the Company is required to pay a facility fee of 0.30% per annum on the $450 million revolving credit facility.  As of December 31, 2012, the revolving credit facility bore interest at a weighted average annual rate of 1.97% (inclusive of the facility fee discussed above), and availability under the revolving credit facility totaled $192.0 million.

The terms of the Credit Facility include certain restrictions and covenants, which limit, among other items, the incurrence of additional indebtedness, liens, and the disposition of assets.  The facility contains customary affirmative and negative covenants and also contains financial covenants that, among other things, require the Company to maintain certain minimum ratios of “EBITDA” (earnings before interest, taxes, depreciation and amortization) to fixed charges and total indebtedness.  The Company may not pay distributions that exceed a specified percentage of funds from operations, as adjusted, for any four consecutive quarters.  The financial covenants also include consolidated net worth and leverage ratio tests.  As of December 31, 2012, the Company was in compliance with all such covenants.

Secured Agency Facility

The Company has a $125 million secured revolving credit facility with a Freddie Mac lender.  The facility has a five-year term and is currently secured by 10 properties referred to as the “Collateral Pool.”  The facility bears interest at one- or three-month LIBOR plus a spread that varies based on the debt service ratio of the Collateral Pool.  Additionally, the Company is required to pay an unused commitment fee of 1.0% per annum.  As of December 31, 2012, the secured agency facility bore interest at a weighted average annual rate of 2.27%.  The secured agency facility includes some, but not all, of the same financial covenants as the unsecured credit facility, described above.  As of December 31, 2012, the Company was in compliance with all such covenants.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Schedule of Debt Maturities

Scheduled debt maturities (reflecting automatic extensions where applicable) for each of the five years subsequent to December 31, 2012 and thereafter, are as follows:

	Scheduled Principal	Due at Maturity	Total
2013	$16,212	$73,690	$89,902
2014	15,449	346,094	361,543
2015	13,110	213,403	226,513
2016	12,131	459,896	472,027
2017	12,093	467,277	479,370
Thereafter	61,381	443,784	505,165
	$130,376	$2,004,144	$2,134,520

Payment of principal and interest were current at December 31, 2012.  Certain of the mortgage notes and bonds payable are subject to prepayment penalties.

12.  Stockholders’ Equity / Partners’ Capital

Stockholders’ Equity – Company

On October 31, 2012, ACC completed an equity offering, consisting of the sale of 12,650,000 shares of ACC’s common stock at a price of $43.75 per share, including 1,650,000 shares issued as a result of the exercise of the underwriters’ overallotment option in full at closing.  The offering generated gross proceeds of approximately $553.4 million.  The aggregate proceeds to ACC, net of the underwriting discount and estimated expenses of the offering, were approximately $530.5 million.

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

During the year ended December 31, 2012, ACC sold approximately 1.8 million shares at a weighted average price of $41.61 per share under its 2011 at-the-market share offering program (the “2011 ATM Equity Program”).  Net proceeds received under this program during the year ended December 31, 2012, totaled approximately $73.9 million, after payment of approximately $1.1 million of commissions paid to sales agents.  As of December 31, 2012, no further common shares are available for issuance under the 2011 ATM Equity Program.

During the year ended December 31, 2011, ACC sold approximately 5.7 million shares at a weighted average price of $36.56 per share under its 2011 ATM Equity Program discussed above and its previous at-the-market share offering program (the “2010 ATM Equity Program”).  Net proceeds received under both programs during the year ended December 31, 2011, totaled approximately $205.8 million, after payment of approximately $3.1 million of commissions paid to sales agents.

Partners’ Capital – Operating Partnership

In connection with the July and October 2012 equity offerings and 2011 and 2010 ATM Equity Programs discussed above, ACCOP issued a number of common OP Units to ACC equivalent to the number of shares issued by ACC.

In connection with our purchase of the Campus Acquisitions Portfolio in September 2012, we issued 325,098 common OP units to the seller, valued at $46.14 per unit.  See Note 5 for more details.

13.  Incentive Award Plan

In May 2010, the Company’s stockholders approved the American Campus Communities, Inc. 2010 Incentive Award Plan (the “Plan”).  The Plan provides for the grant of various stock-based incentive awards to selected employees and directors of the Company and the Company’s affiliates.  The types of awards that may be granted under the Plan include incentive stock options, nonqualified stock options, restricted stock awards (“RSAs”), restricted stock units (“RSUs”), profits interest units (“PIUs”) and other stock-based awards.  The Company has reserved a total of 1.7 million shares of the Company’s common stock for issuance pursuant to the Plan, subject to certain adjustments for changes in the Company’s capital structure, as defined in the Plan.  As of December 31, 2012, 1,438,254 shares were available for issuance under the Plan.

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

Upon reelection to the Board of Directors in May 2012, all members of the Company’s Board of Directors were granted restricted stock units (“RSUs”) in accordance with the Plan.  These RSUs were valued at $95,000 for the Chairman of the Board of Directors and at $71,500 for all other members.  In addition, the Company appointed a new member to the Board of Directors in December 2012 and granted RSUs to him valued at $71,500.  The number of RSUs was determined based on the fair market value of the Company’s stock on the date of grant, as defined in the Plan.  All awards vested and settled immediately on the date of grant, and the Company delivered shares of common stock and cash, as determined by the Compensation Committee of the Board of Directors.

A summary of the Company’s RSUs under the Plan for the years ended December 31, 2012 and 2011 is presented below:

	Number of RSUs	Weighted-Average Grant Date Fair Value Per RSU
Outstanding at December 31, 2010	-	$-
Granted	9,497	35.02
Settled in common shares	(3,279)	35.02
Settled in cash	(6,218)	35.02
Outstanding at December 31, 2011	-	$-
Granted	10,015	45.04
Settled in common shares	(1,558)	45.04
Settled in cash	(8,457)	45.04
Outstanding at December 31, 2012	-	$-

The Company recognized expense of approximately $0.5 million, $0.3 million and $0.3 million for the years ended December 31, 2012, 2011 and 2010, respectively, reflecting the fair value of the RSUs issued on the date of grant.  The weighted-average grant-date fair value for each RSU granted during the year ended December 31, 2010 was $26.77.

Restricted Stock Awards

The Company awards RSAs to its executive officers and certain employees that generally vest in equal annual installments over a five year period.  Unvested awards are forfeited upon the termination of an individual’s employment with the Company under specified circumstances.  Recipients of RSAs receive dividends, as declared by the Company’s Board of Directors, on unvested shares, provided that the recipient continues to be employed by the Company.  A summary of the Company’s RSAs under the Plan for the years ended December 31, 2012 and 2011 is presented below:

	Number of RSAs	Weighted-Average Grant Date Fair Value Per RSA
Nonvested balance at December 31, 2010	508,381	$27.27
Granted	193,978	31.55
Vested	(99,243)	25.19
Forfeited	(53,816)	25.52
Nonvested balance at December 31, 2011	549,300	31.69
Granted	220,265	41.37
Vested	(113,345)	26.65
Forfeited	(80,552)	23.59
Nonvested balance at December 31, 2012	575,668	$39.32

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of RSA’s is calculated based on the closing market value of the Company’s common stock on the date of grant.  The fair value of these awards is amortized to expense over the vesting periods, which amounted to approximately $5.3 million, $4.3 million and $3.6 million for the years ended December 31, 2012, 2011 and 2010, respectively.  The weighted-average grant date fair value for each RSA granted and forfeited during the year ended December 31, 2010 was $25.96 and $24.55, respectively.

The total fair value of RSAs vested during the year ended December 31, 2012, was approximately $6.8 million.  Additionally, as of December 31, 2012, the Company had approximately $14.0 million of total unrecognized compensation cost related to these RSAs, which is expected to be recognized over a remaining weighted-average period of 3.0 years.

14.   Derivative Instruments and Hedging Activities

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

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements.  To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy.  Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.  The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Loss and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  No portion of designated hedges was ineffective during the years ended December 31, 2012, 2011 and 2010.

As discussed in Note 11, the Company increased the $200 million unsecured term loan by $150 million in January 2012.  In connection with this transaction, the Company entered into four interest rate swap contracts with notional amounts totaling $350 million to hedge the variable cash flows associated with interest payments on the LIBOR-based unsecured term loan.  As of December 31, 2012, the Company also had an interest rate swap contract with a notional amount of $31.8 million used to hedge the variable cash flows associated with the Cullen Oaks Phase I and Phase II loans.

The following table summarizes the Company’s outstanding interest rate swap contracts as of December 31, 2012:

Date Entered	Effective Date	Maturity Date	Pay Fixed Rate	Receive Floating Rate Index	Notional Amount	Fair Value
Feb. 12, 2007	Feb. 15, 2007	Feb. 15, 2014	6.689%	LIBOR – 1 mo. plus 1.35%	$31,768	$(1,807)
Feb. 2, 2012	Feb. 2, 2012	Jan. 2, 2017	0.8695%	LIBOR – 1 month	125,000	(1,677)
Feb. 2, 2012	Feb. 2, 2012	Jan. 2, 2017	0.88%	LIBOR – 1 month	100,000	(1,385)
Feb. 2, 2012	Feb. 2, 2012	Jan. 2, 2017	0.8875%	LIBOR – 1 month	62,500	(901)
Feb. 2, 2012	Feb. 2, 2012	Jan. 2, 2017	0.889%	LIBOR – 1 month	62,500	(891)
				Total	$381,768	$(6,661)

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of December 31, 2012 and December 31, 2011:

	Derivative Liabilities as of
	December 31, 2012		December 31, 2011
Description	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps contracts	Other liabilities	$6,661	Other liabilities	$3,360
Total derivatives designated as hedging instruments		$6,661		$3,360

15.   Fair Value Disclosures

The following table presents information about the Company’s financial instruments measured at fair value on a recurring basis as of December 31, 2012 and December 31, 2011, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.  In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities the Company has the ability to access.  Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.  Level 2 inputs include quoted prices for similar assets and liabilities in active markets and inputs other than quoted prices observable for the asset or liability, such as interest rates and yield curves observable at commonly quoted intervals.  Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

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

Disclosures concerning financial instruments measured at fair value are as follows:

	Fair Value Measurements as of
	December 31, 2012				December 31, 2011
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities:
Derivative financial instruments	$-	$6,661	$-	$6,661	$-	$3,360	$-	$3,360
Mezzanine:
Redeemable noncontrolling interests - Operating Partnership/ redeemable limited partners	$-	$57,534	$-	$57,534	$-	$42,529	$-	$42,529

The Company uses derivative financial instruments, specifically interest rate swaps, for nontrading purposes.  The Company uses interest rate swaps to manage interest rate risk arising from previously unhedged interest payments associated with variable rate debt.  Through December 31, 2012, derivative financial instruments were designated and qualified as cash flow hedges.  Derivative contracts with positive net fair values inclusive of net accrued interest receipts or payments are recorded in other assets.  Derivative contracts with negative net fair values, inclusive of net accrued interest payments or receipts, are recorded in other liabilities.  The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative.  This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves.  The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts).  The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.

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

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Although the Company has determined the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparty.  However, as of December 31, 2012 and December 31, 2011, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivative financial instruments.  As a result, the Company has determined each of its derivative valuations in its entirety is classified in Level 2 of the fair value hierarchy.

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

The table below contains the estimated fair value and related carrying amounts for the Company’s mortgage loans and bonds payable as of December 31, 2012 and December 31, 2011:

	December 31, 2012		December 31, 2011
	Fair Value	Carrying Amount	Fair Value	Carrying Amount
Mortgage loans	$1,437,851	$1,406,835	$840,985	$781,960
Bonds payable	52,778	44,915	53,711	47,220

16.   Lease Commitments

The Company as lessee has entered into ground/facility lease agreements with university systems and other third parties for the purpose of financing, constructing and operating student housing properties.  Under the terms of the ground/facility leases, the lessor typically receives annual minimum rent during the earlier years and variable rent based upon the operating performance of the property during the latter years.  The Company recognizes rent expense under the straight-line method over the term of the lease and any difference between the straight-line rent amount and amount payable under the lease terms is recorded as prepaid or deferred rent.  As of December 31, 2012 and 2011, prepaid ground rent totaled approximately $1.4 million and $1.1 million, respectively.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the Company’s ground/facility lease agreements and related rent expense and/or capitalized rent for the year ended December 31, 2012 is summarized below:

Property	Primary University Served	Lease Commencement Date	Lease Term	Extension Option	2012 Rent Expense	2012 Rent Capitalized

Barrett Honors College (ACE)	Arizona State University	October 2007	65 years	2, 10 year options	$113	$-
Vista del Sol (ACE)	Arizona State University	December 2006	65 years	2, 10 year options	1,138	-
University Centre	Rutgers University	August 2005	95 years	none	340	-
University Village	Temple University	October 2003	75 years	4, 6 year options	184	-
Lobo Village (ACE)	University of New Mexico	May 2010	40 years	3, 10 year options	340	-
Univ. Village Northwest (ACE)	Prairie View A&M University	March 2011	30 years	none	11	-
Hilltop Townhomes (ACE) (1)	Northern Arizona University	May 2011	40 years	4, 10 year options	139	195
The Suites (ACE) (1)	Northern Arizona University	May 2011	40 years	4, 10 year options	132	141
Casas del Rio (ACE) (1)	University of New Mexico	May 2011	40 years	3, 10 year options	185	309
University Pointe at College Station (ACE) (2)	Portland State University	December 2010	65 years	2, 10 year options	90	179
Callaway House at Austin (3)	University of Texas at Austin	February 2011	99 years	2, 30 year options	-	239
Chestnut Square (ACE) (4)	Drexel University	January 2012	40 years	3, 10 year options	-	233
University View (ACE) (3)	Prairie View A&M University	October 2012	40 years	none	-	5
The Province – Tampa (5)	University of South Florida	November 2012 (5)	45 yrs. (5)	5, 10 year options	77	-
5 Twenty Four Angliana (5)	University of Kentucky	November 2012 (5)	30 yrs. (5)	none	14	-
5 Twenty Five Angliana (5)	University of Kentucky	November 2012 (5)	35 yrs. (5)	none	-	-
Landmark (6)	University of Michigan	N/A (6)	N/A (6)	N/A (6)	32	-
Total					$2,795	$1,301

(1)	Straight-lined rental amounts were capitalized during the construction period and expensed upon the commencement of operations in August 2012.

(2)	Straight-lined rental amounts were capitalized during the construction period and expensed upon the commencement of operations in September 2012.

(3)	Scheduled to open for occupancy in August 2013.

(4)	Scheduled to open for occupancy in September 2013.

(5)
The Company acquired the property in November 2012 and assumed the existing ground lease agreement from the seller.  The lease term represents the remaining term of the ground lease from the acquisition date.

(6)
The Company acquired the property in September 2012 and assumed the existing ground lease agreement from the seller.  In December 2012, the Company paid the lessor $3.0 million to terminate the existing ground lease and the Company now owns title to the land.

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

The Company also has various operating and capital leases for furniture, office and technology equipment, which expire through 2017.  Rental expense under the operating lease agreements approximated $4.1 million, $3.2 million and $2.4 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Wholly-owned properties, net at December 31, 2012 included approximately $3.2 million related to capital leases of furniture, net of approximately $3.1 million of accumulated amortization.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future minimum commitments over the life of all leases subsequent to December 31, 2012, are as follows:

	Operating	Capital
2013	$5,418	$153
2014	5,324	-
2015	5,244	-
2016	5,083	-
2017	5,011	-
Thereafter	179,298	-
Total minimum lease payments	205,378	153
Amount representing interest	-	(4)
Balance of minimum lease payments	$205,378	$149

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

In the normal course of business, the Company enters into various development-related purchase commitments with parties that provide development-related goods and services.  In the event that the Company was to terminate development services prior to the completion of projects under construction, the Company could potentially be committed to satisfy outstanding purchase orders with such parties.  At December 31, 2012, management did not anticipate any material deviations from schedule or budget related to third-party development projects currently in progress.

The Company has estimated the fair value of guarantees entered into to be immaterial.  The Company’s estimated maximum exposure amount under the above guarantees is approximately $8.3 million as of December 31, 2012.

Contingencies

Litigation:  The Company is subject to various claims, lawsuits and legal proceedings, including the matter discussed below as well as other matters that have not been fully resolved and that have arisen in the ordinary course of business.  While it is not possible to ascertain the ultimate outcome of such matters, management believes that the aggregate amount of such liabilities, if any, in excess of amounts provided or covered by insurance, will not have a material adverse effect on the consolidated financial position or results of operations of the Company.  However, the outcome of claims, lawsuits and legal proceedings brought against the Company is subject to significant uncertainty.  Therefore, although management considers the likelihood of such an outcome to be remote, the ultimate results of these matters cannot be predicted with certainty.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company and three of its subsidiaries are parties to a lawsuit brought by National Public Finance Guaranty Corporation, as assignee of the claims of CaPFA Capital Corp. 2000F (“CaPFA”), in May 2010 in the Orange County Florida, Complex Business Division, relating to a student housing property located near the University of Central Florida in Orlando, Florida, which was managed by a subsidiary of GMH (which subsidiary was indirectly acquired by the Company as part of the acquisition of GMH) pursuant to a property management agreement between such subsidiary and CaPFA.  The suit alleges, among other things, a breach of such management agreement, breach of contract implied in fact and breach of fiduciary obligations by the Company and such subsidiaries.  The complaint seeks unspecified compensatory damages, including lost profits, and attorneys’ fees.  The lawsuit is now in discovery, with an initial trial date set for April 2013.  The Company believes it has a number of viable defenses, and, therefore, the Company is defending the suit vigorously.  Due to the pendency of the Company’s defenses and the uncertainty of many other critical factual and legal issues, it is not possible to determine or predict the outcome of the suit or a possible loss or a range of loss, and no amounts have been accrued at December 31, 2012.

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

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2012	2011	2010
Wholly-Owned Properties
Rental revenues	$449,657	$346,764	$284,163
Interest and other income	44	66	41
Total revenues from external customers	449,701	346,830	284,204
Operating expenses before depreciation, amortization, ground/facility lease, and allocation of corporate overhead	(210,980)	(164,508)	(133,904)
Ground/facility leases	(2,148)	(1,329)	(1,103)
Interest expense	(34,683)	(35,904)	(45,984)
Operating income before depreciation, amortization and allocation of corporate overhead	$201,890	$145,089	$103,213
Depreciation and amortization	$109,590	$80,441	$66,197
Capital expenditures	$375,539	$225,852	$75,249
Total segment assets at December 31,	$4,958,314	$2,843,749	$2,522,690
On-Campus Participating Properties
Rental revenues	$26,166	$25,252	$23,975
Interest and other income	16	15	18
Total revenues from external customers	26,182	25,267	23,993
Operating expenses before depreciation, amortization, ground/facility lease, and allocation of corporate overhead	(10,367)	(9,437)	(9,811)
Ground/facility lease	(2,100)	(2,279)	(1,841)
Interest expense	(5,671)	(5,840)	(6,006)
Operating income before depreciation, amortization and allocation of corporate overhead	$8,044	$7,711	$6,335
Depreciation and amortization	$4,644	$4,469	$4,345
Capital expenditures	$2,141	$1,832	$1,141
Total segment assets at December 31,	$72,922	$73,109	$75,948
Development Services
Development and construction management fees	$8,574	$7,497	$9,302
Operating expenses	(10,739)	(9,820)	(9,367)
Operating loss before depreciation, amortization and allocation of corporate overhead	$(2,165)	$(2,323)	$(65)
Total segment assets at December 31,	$1,804	$14,159	$4,757
Property Management Services
Property management fees from external customers	$6,893	$7,254	$8,670
Intersegment revenues	16,349	13,867	11,558
Total revenues	23,242	21,121	20,228
Operating expenses	(10,098)	(9,532)	(7,842)
Operating income before depreciation, amortization and allocation of corporate overhead	$13,144	$11,589	$12,386
Total segment assets at December 31,	$4,532	$4,535	$4,513
Reconciliations
Total segment revenues	$507,699	$400,715	$337,727
Unallocated interest income earned on corporate cash	1,700	501	127
Elimination of intersegment revenues	(16,349)	(13,867)	(11,558)
Total consolidated revenues, including interest income	$493,050	$387,349	$326,296
Segment operating income before depreciation, amortization and allocation of corporate overhead	$220,913	$162,066	$121,869
Depreciation and amortization	(120,366)	(91,336)	(76,867)
Net unallocated expenses relating to corporate overhead	(43,931)	(28,075)	(26,090)
Income (loss) from unconsolidated joint ventures	444	(641)	(2,023)
Other nonoperating income	411	-	5,690
Income tax provision	(725)	(433)	(570)
Income from continuing operations	$56,746	$41,581	$22,009

Total segment assets	$5,037,572	$2,935,552	$2,607,908
Unallocated corporate assets	81,390	73,030	85,576
Total assets at December 31,	$5,118,962	$3,008,582	$2,693,484

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.  Quarterly Financial Information (Unaudited)

American Campus Communities, Inc.

The information presented below represents the quarterly consolidated financial results of the Company for the years ended December 31, 2012 and 2011.  The results below might differ from previously disclosed quarterly results due to certain reclassifications associated with discontinued operations during the periods presented.

	2012
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Total revenues	$110,812	$105,985	$118,807	$155,686	$491,290
Net income attributable to common shareholders	$20,026	$12,328	$627	$23,655	$56,636
Net income attributable to common shareholders per share - basic	$0.27	$0.16	$0.00	$0.23	$0.66
Net income attributable to common shareholders per share - diluted	$0.26	$0.16	$0.00	$0.23	$0.65

	2011
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Total revenues	$98,403	$88,230	$95,200	$104,934	$386,767
Net income attributable to common shareholders	$17,413	$21,740	$1,641	$15,835	$56,629
Net income attributable to common shareholders per share - basic	$0.26	$0.31	$0.02	$0.22	$0.81
Net income attributable to common shareholders per share - diluted	$0.25	$0.31	$0.02	$0.22	$0.80

American Campus Communities Operating Partnership, L.P.

The information presented below represents the quarterly consolidated financial results of the Operating Partnership for the years ended December 31, 2012 and 2011.  The results below might differ from previously disclosed quarterly results due to certain reclassifications associated with discontinued operations during the periods presented.

	2012
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Total revenues	$110,812	$105,985	$118,807	$155,686	$491,290
Net income attributable to common unitholders	$20,267	$12,471	$647	$23,915	$57,300
Net income attributable to common unitholders per unit - basic	$0.27	$0.16	$0.01	$0.23	$0.66	(1)
Net income attributable to common unitholders per unit - diluted	$0.26	$0.16	$0.00	$0.23	$0.65

	2011
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Total revenues	$98,403	$88,230	$95,200	$104,934	$386,767
Net income attributable to common unitholders	$17,654	$22,029	$1,662	$16,031	$57,376
Net income attributable to common unitholders per unit - basic	$0.26	$0.31	$0.02	$0.22	$0.81
Net income attributable to common unitholders per unit - diluted	$0.25	$0.31	$0.02	$0.22	$0.80

(1)	Net income per share is computed independently for each of the quarters presented. Therefore, the sum of quarterly net income per share amounts may not equal the total computed for the year.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20.  Subsequent Events

Distributions:  On January 29, 2013, the Company declared a fourth quarter 2012 distribution per share of $0.3375 which was paid on February 22, 2013 to all common stockholders of record as of February 8, 2013.  At the same time, the Operating Partnership paid an equivalent amount per unit to holders of Common Units, as well as the quarterly cumulative preferential distribution to holders of Series A Preferred Units (see Note 9).

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21. Schedule of Real Estate and Accumulated Depreciation

			Initial Cost		Basis Step-Up			Total Costs
	Units	Beds	Land	Buildings and Improvements and Furniture, Fixtures and Equipment	Land	Buildings and Improvements and Furniture, Fixtures and Equipment	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Improvements and Furniture, Fixtures and Equipment	Total (1)	Accumulated Depreciation (2)	Encumbrances (3)	Year Built
Wholly-Owned Properties
The Village at Blacksburg	288	1,056	$3,826	$22,155	$-	$-	$4,951	$3,826	$27,106	$30,932	$10,048	$-	1990/1998

The Callaway House	173	538	5,081	20,499	-	-	3,280	5,081	23,779	28,860	8,395	-	1999

The Village at Alafaya Club	228	839	3,788	21,851	-	-	2,496	3,788	24,347	28,135	8,592	-	1999

The Village at Science Drive	192	732	4,673	19,021	-	-	1,663	4,673	20,684	25,357	6,510	-	2000

University Village at Boulder Creek	82	309	939	14,887	96	1,506	1,111	1,035	17,504	18,539	5,500	-	2002

University Village- Fresno	105	406	900	15,070	29	483	473	929	16,026	16,955	4,485	-	2004

University Village	220	749	-	38,739	-	2,380	1,235	-	42,354	42,354	10,517	-	2004

University Village at Sweet Home	269	828	2,473	34,626	-	-	982	2,473	35,608	38,081	8,795	-	2005

University Club Townhomes (4)	216	736	4,665	23,103	-	-	4,167	4,665	27,270	31,935	8,281	-	2000/2002

College Club Townhomes (5)	136	544	2,099	16,049	-	-	2,342	2,099	18,391	20,490	5,524	-	2001/2004

University Club Apartments	94	376	1,416	11,848	-	-	1,250	1,416	13,098	14,514	3,131	-	1999

The Estates	396	1,044	4,254	43,164	-	-	2,556	4,254	45,720	49,974	10,776	34,123	2002

City Parc at Fry Street	136	418	1,902	17,678	-	-	1,195	1,902	18,873	20,775	4,745	10,335	2004

Entrada Real	98	363	1,475	15,859	-	-	750	1,475	16,609	18,084	3,370	-	2000

University Village- Tallahassee (6)	217	716	4,322	26,225	-	-	2,347	4,322	28,572	32,894	6,095	-	1990/91/92

Royal Village Gainesville	118	448	2,484	15,153	-	-	1,284	2,484	16,437	18,921	3,614	-	1996

Northgate Lakes	194	710	4,807	27,284	-	-	1,822	4,807	29,106	33,913	6,060	-	1998

Royal Lexington	94	364	2,848	12,783	-	-	1,776	2,848	14,559	17,407	3,172	-	1994

Woods at Greenland	78	276	1,050	7,286	-	-	792	1,050	8,078	9,128	1,828	-	2001

Raiders Crossing	96	276	1,089	8,404	-	-	754	1,089	9,158	10,247	2,045	-	2002

Raiders Pass	264	828	3,877	32,445	-	-	1,693	3,877	34,138	38,015	7,171	-	2002

Aggie Station	156	450	1,634	18,821	-	-	898	1,634	19,719	21,353	4,005	-	2002

The Outpost- San Marcos	162	486	1,987	18,973	-	-	776	1,987	19,749	21,736	3,982	12,290	2004

The Outpost- San Antonio	276	828	3,262	36,252	-	-	1,080	3,262	37,332	40,594	7,306	21,605	2005

Callaway Villas	236	704	3,903	32,286	-	-	586	3,903	32,872	36,775	7,044	-	2006

The Village on Sixth Avenue	248	752	2,763	22,480	-	-	2,480	2,763	24,960	27,723	5,053	15,842	2000/2006

Newtown Crossing	356	942	7,013	53,597	-	-	1,075	7,013	54,672	61,685	10,415	29,525	2005/2007

Olde Town University Square	224	550	2,277	24,614	-	-	942	2,277	25,556	27,833	5,330	19,115	2005

Peninsular Place	183	478	2,306	16,559	-	-	550	2,306	17,109	19,415	3,787	15,705	2005

University Centre	234	838	-	77,378	-	-	2,177	-	79,555	79,555	13,223	-	2007

Sunnyside Commons	68	161	6,933	768	-	-	332	6,933	1,100	8,033	213	-	1925/2001

Pirates Place Townhomes	144	528	1,159	9,652	-	-	1,709	1,159	11,361	12,520	1,968	5,571	1996

The Highlands	216	732	4,821	24,822	-	-	1,493	4,821	26,315	31,136	4,151	-	2004

The Summit and Jacob Heights (7)	258	930	2,318	36,464	-	-	959	2,318	37,423	39,741	5,106	30,623	2003/04/06

GrandMarc Seven Corners	186	440	4,491	28,807	-	-	1,312	4,491	30,119	34,610	4,133	17,070	2000

University Village- Sacramento	250	394	7,275	12,639	-	-	1,678	7,275	14,317	21,592	2,349	14,740	1979

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

			Initial Cost		Basis Step-Up			Total Costs
	Units	Beds	Land	Buildings and Improvements and Furniture, Fixtures and Equipment	Land	Buildings and Improvements and Furniture, Fixtures and Equipment	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Improvements and Furniture, Fixtures and Equipment	Total (1)	Accumulated Depreciation (2)	Encumbrances (3)	Year Built

Aztec Corner	180	606	$17,460	$32,209	$-	$-	$574	$17,460	$32,783	$50,243	$4,363	$28,163	1995

University Crossings	260	1,016	20,622	47,830	-	-	6,444	20,622	54,274	74,896	7,354	38,857	1926/2003

Campus Corner	254	796	1,591	20,928	-	-	1,256	1,591	22,184	23,775	3,386	22,266	1997

The Tower at 3rd	188	375	1,145	19,128	-	-	9,496	1,145	28,624	29,769	4,009	14,491	1973

University Mills	121	481	524	12,334	-	-	885	524	13,219	13,743	2,118	8,280	2002

University Manor	168	600	1,387	14,889	-	-	1,907	1,387	16,796	18,183	3,028	13,403	2002

University Pines	144	552	1,707	17,527	-	-	1,130	1,707	18,657	20,364	2,722	10,491	2001

Lakeside	244	776	2,347	22,999	-	-	2,216	2,347	25,215	27,562	4,191	14,100	1991

The Club	120	480	1,164	11,979	-	-	1,776	1,164	13,755	14,919	2,552	-	1989

The Edge- Orlando	306	930	6,053	37,802	-	-	2,496	6,053	40,298	46,351	5,936	-	1999

University Heights	144	528	2,794	15,639	-	-	1,407	2,794	17,046	19,840	2,549	-	2003

Southview	240	960	3,492	41,760	-	-	3,683	3,492	45,443	48,935	7,361	18,918	1998

Stone Gate Apartments	168	672	2,929	28,164	-	-	2,001	2,929	30,165	33,094	4,642	14,264	2000

The Commons	132	528	2,173	17,786	-	-	1,665	2,173	19,451	21,624	3,174	4,779	1991

University Gables	168	648	1,309	13,148	-	-	2,134	1,309	15,282	16,591	2,993	13,237	2001

Campus Ridge	132	528	960	12,831	-	-	713	960	13,544	14,504	2,103	-	2003

The Enclave	120	480	582	9,205	-	-	1,130	582	10,335	10,917	1,760	9,192	2002

Hawks Landing	122	484	1,445	13,735	-	-	2,812	1,445	16,547	17,992	3,037	15,600	1994

Willowtree Apts. and Towers (8)	473	851	9,807	21,880	-	-	1,543	9,807	23,423	33,230	3,511	-	1968/1974

Abbott Place	222	654	1,833	18,313	-	-	2,147	1,833	20,460	22,293	3,633	17,850	1999

The Centre	232	700	1,804	19,395	-	-	1,278	1,804	20,673	22,477	3,395	19,875	2004

University Meadows	184	616	1,426	14,870	-	-	1,562	1,426	16,432	17,858	2,694	9,633	2001

Campus Way	194	680	1,581	21,845	-	-	1,980	1,581	23,825	25,406	3,903	15,375	1993

University Pointe	204	682	989	27,576	-	-	1,080	989	28,656	29,645	4,096	21,300	2004

University Trails	240	684	1,183	25,173	-	-	1,210	1,183	26,383	27,566	3,923	-	2003

Vista del Sol (ACE)	613	1,866	-	135,939	-	-	1,456	-	137,395	137,395	18,566	-	2008

Villas at Chestnut Ridge	196	552	2,756	33,510	-	-	322	2,756	33,832	36,588	4,670	-	2008

Barrett Honors (ACE)	604	1,721	-	131,302	-	-	433	-	131,735	131,735	13,211	-	2009

Campus Trails	156	480	1,358	11,291	-	-	3,202	1,358	14,493	15,851	2,104	7,486	1991

Lions Crossing	204	696	4,453	32,824	-	-	910	4,453	33,734	38,187	2,310	-	1996

Nittany Crossing	204	684	4,337	31,920	-	-	1,376	4,337	33,296	37,633	2,248	-	1996

State College Park	196	752	4,612	34,027	-	-	1,616	4,612	35,643	40,255	2,548	-	1991

The View	157	590	1,499	11,004	-	-	866	1,499	11,870	13,369	913	-	2003

Chapel Ridge	180	544	4,244	30,792	-	-	589	4,244	31,381	35,625	2,053	-	2003

Chapel View	224	358	2,161	16,062	-	-	438	2,161	16,500	18,661	1,121	9,690	1986

University Oaks	181	662	2,150	17,369	-	-	650	2,150	18,019	20,169	1,353	22,150	2004

Blanton Common	276	860	3,788	29,662	-	-	732	3,788	30,394	34,182	2,122	28,901	2005/2007

University Place	176	528	1,387	8,236	-	-	912	1,387	9,148	10,535	1,010	-	2001

Burbank Commons	134	532	2,512	20,063	-	-	927	2,512	20,990	23,502	1,571	14,888	1995

University Crescent	192	612	3,548	28,403	-	-	663	3,548	29,066	32,614	2,127	24,150	1999

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

			Initial Cost		Basis Step-Up			Total Costs
	Units	Beds	Land	Buildings and Improvements and Furniture, Fixtures and Equipment	Land	Buildings and Improvements and Furniture, Fixtures and Equipment	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Improvements and Furniture, Fixtures and Equipment	Total (1)	Accumulated Depreciation (2)	Encumbrances (3)	Year Built

University Greens	156	516	$1,117	$9,244	$-	$-	$631	$1,117	$9,875	$10,992	$813	$-	1999

The Edge- Charlotte	180	720	3,076	22,841	-	-	1,541	3,076	24,382	27,458	1,652	-	1999

University Walk	120	480	2,016	14,599	-	-	1,227	2,016	15,826	17,842	1,156	-	2002

Uptown	180	528	3,031	21,685	-	-	535	3,031	22,220	25,251	1,354	-	2004

Sanctuary Lofts	201	487	2,960	18,180	-	-	2,602	2,960	20,782	23,742	1,941	-	2006

2nd Avenue Centre	274	868	4,434	27,236	-	-	2,487	4,434	29,723	34,157	2,009	-	2008

Villas at Babcock	204	792	4,642	30,901	-	-	63	4,642	30,964	35,606	2,076	-	2011

Lobo Village (ACE)	216	864	-	42,490	-	-	139	-	42,629	42,629	1,946	-	2011

Villas on Sycamore	170	680	3,000	24,640	-	-	62	3,000	24,702	27,702	1,741	-	2011

University Village (ACE)	36	144	-	4,228	-	-	9	-	4,237	4,237	244	-	2011

Eagles Trail	216	792	608	19,061	-	-	2,716	608	21,777	22,385	884	-	2007

26 West	367	1,026	21,396	63,994	-	-	3,770	21,396	67,764	89,160	2,076	-	2008

The Varsity	258	901	11,605	108,529	-	-	1002	11,605	109,531	121,136	3,076	-	2011

University Heights	204	636	1,625	12,585	-	-	384	1,625	12,969	14,594	425	-	1999

Avalon Heights	210	754	4,968	24,345	-	-	1,072	4,968	25,417	30,385	513	-	2002

University Commons	164	480	12,559	19,010	-	-	350	12,559	19,360	31,919	290	18,832	2003

The Block	669	1,555	22,270	141,430	-	-	399	22,270	141,829	164,099	1,416	-	2007/2008

University Pointe at College Station (ACE)	282	978	-	86,114	-	-	116	-	86,230	86,230	1,370	-	2012

Casas del Rio (ACE)	283	1,028	-	41,174	-	-	15	-	41,189	41,189	865	-	2012

The Suites (ACE)	275	550	-	27,790	-	-	6	-	27,796	27,796	530	20,756	2012

Hilltop Townhomes (ACE)	144	576	-	32,010	-	-	7	-	32,017	32,017	613	23,881	2012

U Club on Frey	114	456	3,300	18,830	-	-	9	3,300	18,839	22,139	427	-	2012

Campus Edge on UTA Boulevard	128	488	2,661	21,909	-	-	7	2,661	21,916	24,577	385	-	2012

U Club Townhomes on Marion Pugh	160	640	6,722	27,181	-	-	24	6,722	27,205	33,927	545	-	2012

Villas on Rensch	153	610	10,231	34,625	-	-	9	10,231	34,634	44,865	528	-	2012

The Village at Overton Park	163	612	5,262	30,148	-	-	40	5,262	30,188	35,450	613	-	2012

Casa de Oro (ACE)	109	365	-	12,431	-	-	6	-	12,437	12,437	261	-	2012

The Villas at Vista del Sol (ACE)	104	400	-	20,577	-	-	7	-	20,584	20,584	433	-	2012

Icon Plaza	56	253	6,292	65,857	-	-	95	6,292	65,952	72,244	515	-	2012

Chauncey Square	158	386	2,522	40,013	-	-	94	2,522	40,107	42,629	346	-	2007/2012

309 Green	110	416	5,351	49,987	-	-	110	5,351	50,097	55,448	402	32,888	2008

Lofts54	43	172	430	14,741	-	-	31	430	14,772	15,202	123	11,310	2008

Campustown Rentals	280	766	2,520	40,190	-	-	118	2,520	40,308	42,828	342	23,712	1920-1987

Campustown	450	1,206	1,812	77,637	-	-	190	1,812	77,827	79,639	642	42,394	1910-2004

Garnet Riverwalk	170	476	1,427	28,616	-	-	109	1,427	28,725	30,152	286	17,749	2006

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

			Initial Cost		Basis Step-Up			Total Costs
	Units	Beds	Land	Buildings and Improvements and Furniture, Fixtures and Equipment	Land	Buildings and Improvements and Furniture, Fixtures and Equipment	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Improvements and Furniture, Fixtures and Equipment	Total (1)	Accumulated Depreciation (2)	Encumbrances (3)	Year Built

River Mill	243	461	$1,741	$22,806	$-	$-	$106	$1,741	$22,912	$24,653	$209	$-	1972

Landmark	173	606	3,002	118,168	-	-	170	3,002	118,338	121,340	951	-	2012

922 Place	132	468	3,363	34,947	-	-	132	3,363	35,079	38,442	296	32,825	2009

Vintage West	62	121	2,572	11,906	-	-	89	2,572	11,995	14,567	100	9,132	2009

Texan West	62	190	3,365	14,360	-	-	42	3,365	14,402	17,767	116	16,100	2005

The Castilian	371	623	3,663	59,772	-	-	251	3,663	60,023	63,686	452	28,300	1967

Bishops Square	134	315	1,206	17,878	-	-	146	1,206	18,024	19,230	165	12,214	2002

Union	54	120	169	6,348	-	-	44	169	6,392	6,561	60	3,764	2007

The Retreat	187	780	5,265	46,236	-	-	148	5,265	46,384	51,649	394	-	2012

West 27th Place	161	475	13,900	76,720	-	-	6	13,900	76,726	90,626	187	40,200	2011

The Cottages of Durham	141	619	3,955	41,421	-	-	6	3,955	41,427	45,382	99	-	2012

The Province - Rochester	336	816	3,798	70,955	-	-	6	3,798	70,961	74,759	146	36,559	2010

The Province - Greensboro	219	696	2,226	48,567	-	-	8	2,226	48,575	50,801	109	29,000	2011

U Point Kennesaw	216	795	1,482	61,654	-	-	5	1,482	61,659	63,141	123	-	2012

The Province - Tampa	287	947	-	52,943	-	-	7	-	52,950	52,950	138	33,700	2009

The Lofts at Capital Garage	36	144	313	3,581	-	-	6	313	3,587	3,900	12	4,631	1920/2000

RAMZ Apartments	88	172	785	12,303	-	-	5	785	12,308	13,093	29	9,863	2004

5 Twenty Four and 5 Twenty Five Angliana (9)	376	1,060	-	60,448	-	-	4	-	60,452	60,452	161	27,125	2009/2011

The Province - Louisville	366	858	4,392	63,068	-	-	4	4,392	63,072	67,464	145	39,193	2009

The Province - Fairborn	200	657	1,211	32,983	-	-	7	1,211	32,990	34,201	79	-	2009

The Lodges of East Lansing	220	683	3,081	60,477	-	-	8	3,081	60,485	63,566	124	31,626	2011

The Cottages of Baton Rouge	382	1,290	6,524	113,912	-	-	13	6,524	113,925	120,449	244	65,253	2010/2011

U Club Cottages	105	308	1,744	22,134	-	-	6	1,744	22,140	23,884	49	16,406	2011

The Cottages of Columbia	145	513	2,695	27,574	-	-	6	2,695	27,580	30,275	60	20,200	2008

Forest Village and Woodlake	352	704	3,125	18,041	-	-	8	3,125	18,049	21,174	48	-	1982/1983

Grindstone Canyon	201	384	1,631	21,641	-	-	19	1,631	21,660	23,291	51	14,623	2003

25 Twenty	249	562	2,225	33,429	-	-	3	2,225	33,432	35,657	76	27,000	2011

University Edge	201	608	4,500	26,385	-	-	385	4,500	26,770	31,270	68	-	2012

Manzanita Hall (ACE) (10)	241	816	-	18,557	-	-	-	-	18,557	18,557	-	-	2013

The Callaway House Austin and The Penthouse at Callaway (10)	219	753	-	26,290	-	-	-	-	26,290	26,290	-	-	2013

Chestnut Square (ACE) (10)	220	861	-	46,664	-	-	-	-	46,664	46,664	-	-	2013

U Club on Woodward (10)	112	448	6,702	10,666	-	-	-	6,702	10,666	17,368	435	-	2013

Townhomes at Overton Park (10)	112	448	7,757	11,313	-	-	-	7,757	11,313	19,070	-	-	2013

601 Copeland (10)	81	283	1,456	4,739	-	-	-	1,456	4,739	6,195	-	-	2013

University View (PVAMU Phase VII) (ACE) (10)	96	336	-	4,183	-	-	-	-	4,183	4,183	-	-	2013

The Plaza on University (10)	364	1,313	25,668	5,388	-	-	-	25,668	5,388	31,056	1,426	-	2014

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

			Initial Cost		Basis Step-Up			Total Costs
	Units	Beds	Land	Buildings and Improvements and Furniture, Fixtures and Equipment	Land	Buildings and Improvements and Furniture, Fixtures and Equipment	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Improvements and Furniture, Fixtures and Equipment	Total (1)	Accumulated Depreciation (2)	Encumbrances (3)	Year Built

Townhomes at Newtown Crossing (10)	152	608	$7,587	$7,786	$-	$-	$-	$7,587	$7,786	$15,373	$-	$12,133	2013

East Lansing Phase II (10)	144	366	3,328	4,336	-	-	-	3,328	4,336	7,664	-	585	2013

Subtotal	29,991	94,321	$519,490	$4,564,997	$125	$4,369	$148,205	$519,615	$4,717,571	$5,237,186	$396,469	$1,345,837

On-Campus Participating Properties

University Village – PVAMU	612	1,920	$-	$36,506	$-	$-	$4,979	$-	$41,485	$41,485	$24,020	$22,711	1996/97/98

University College - PVAMU	756	1,470	-	22,650	-	-	3,116	-	25,766	25,766	12,539	18,730	2000/2003

University Village - TAMIU	84	250	-	5,844	-	-	807	-	6,651	6,651	3,841	3,474	1997

Cullen Oaks Phase I and II	411	879	-	33,910	-	-	2,026	-	35,936	35,936	12,092	31,768	2001/2005

Subtotal	1,863	4,519	$-	$98,910	$-	$-	$10,928	$-	$109,838	$109,838	$52,492	$76,683

Undeveloped land parcels	-	-	30,659	-	-	-	-	30,659	-	30,659	-	-

Total	31,854	98,840	$550,149	$4,663,907	$125	$4,369	$159,133	$550,274	$4,827,409	$5,377,683	$448,961	$1,422,520

(1)	Total aggregate costs for Federal income tax purposes is approximately $5,302.6 million.
(2)	The depreciable lives for buildings and improvements and furniture, fixtures and equipment range from three to forty years.
(3)	Total encumbrances exclude net unamortized debt premiums of approximately $90.1 million and net unamortized debt discounts of approximately $3.5 million as of December 31, 2012.
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

(9)
For property portfolio count purposes (as described in Note 1) 5 Twenty Four and 5 Twenty Five Angliana includes two properties: 5 Twenty Four Angliana and 5 Twenty Five Angliana.  For lease administration purposes these two properties are reported combined.

(10)	Initial costs represent construction costs associated with the development of this property. Year built represents the scheduled completion date.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The changes in the Company’s investments in real estate and related accumulated depreciation for each of the years ended December 31, 2012, 2011 and 2010 are as follows:

	For the Year Ended December 31,
	2012		2011			2010
	Wholly- Owned (1)	On-Campus (2)	Wholly- Owned (1)		On-Campus (2)	Wholly- Owned (1)	On-Campus (2)

Investments in Real Estate:
Balance, beginning of year	$3,089,267	$107,698	$2,674,204		$105,865	$2,188,790	$104,724
Acquisition of land for development	40,271	-	13,059		-	16,050	-
Acquisition of properties	1,834,525	-	259,061		-	425,472	-
Improvements and development expenditures	390,408	2,140	229,191		1,833	82,008	1,141
Provision for asset impairment	-	-	(559)		-	(4,036)	-
Disposition of real estate	(86,626)	-	(85,689)		-	(34,080)	-

Balance, end of year	$5,267,845	$109,838	$3,089,267	(3)	$107,698	$2,674,204	$105,865

Accumulated Depreciation:
Balance, beginning of year	$(300,210)	$(47,848)	$(240,360)		$(43,379)	$(173,820)	$(39,034)
Depreciation for the year	(103,306)	(4,644)	(79,096)		(4,469)	(68,719)	(4,345)
Disposition of properties	7,047	-	19,246		-	2,179	-

Balance, end of year	$(396,469)	$(52,492)	$(300,210	) (3)	$(47,848)	$(240,360)	$(43,379)

(1)	Includes owned off-campus properties and owned on-campus properties.
(2)	Includes on-campus participating properties.
(3)
The investments in real estate and accumulated depreciation balances above include Pirates Cove which was classified as wholly-owned property held for sale in the accompanying consolidated balance sheets as of December 31, 2011.