Form 10-Q
period 2013-03-31
AMERICAN CAMPUS COMMUNITIES INC; American Campus Communities Operating Partnership LP
filed 2013-05-09
CIK 1283630, 1357369

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013.

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

There were 104,776,745 shares of the American Campus Communities, Inc.’s common stock with a par value of $0.01 per share outstanding as of the close of business on May 3, 2013.

EXPLANATORY NOTE

This report combines the reports on Form 10-Q for the quarterly period ended March 31, 2013 of American Campus Communities, Inc. and American Campus Communities Operating Partnership, L.P..  Unless stated otherwise or the context otherwise requires, references to “ACC” mean American Campus Communities, Inc. a Maryland real estate investment trust (“REIT”), and references to “ACCOP” mean American Campus Communities Operating Partnership, L.P., a Maryland limited partnership.  References to the “Company,” “we,” “us” or “our” mean collectively ACC, ACCOP and those entities/subsidiaries owned or controlled by ACC and/or ACCOP.  References to the “Operating Partnership” mean collectively ACCOP and those entities/subsidiaries owned or controlled by ACCOP. The following chart illustrates the Company’s and the Operating Partnership’s corporate structure:

The general partner of ACCOP is American Campus Communities Holdings, LLC (“ACC Holdings”), an entity that is wholly-owned by ACC. As of March 31, 2013, ACC Holdings held an ownership interest in ACCOP of less than 1%. The limited partners of ACCOP are ACC and other limited partners consisting of current and former members of management and nonaffiliated third parties.  As of March 31, 2013, ACC owned an approximate 98.8% limited partnership interest in ACCOP.  As the sole member of the general partner of ACCOP, ACC has exclusive control of ACCOP’s day-to-day management.  Management operates the Company and the Operating Partnership as one business. The management of ACC consists of the same members as the management of ACCOP. The Company is structured as an umbrella partnership REIT (“UPREIT”) and ACC contributes all net proceeds from its various equity offerings to the Operating Partnership. In return for those contributions, ACC receives a number of units of the Operating Partnership (“OP Units,” see definition below) equal to the number of common shares it has issued in the equity offering. Contributions of properties to the Company can be structured as tax-deferred transactions through the issuance of OP Units in the Operating Partnership. Based on the terms of ACCOP’s partnership agreement, OP Units can be exchanged for ACC’s common shares on a one-for-one basis. The Company maintains a one-for-one relationship between the OP Units of the Operating Partnership issued to ACC and ACC Holdings and the common shares issued to the public. The Company believes that combining the reports on Form 10-Q of ACC and ACCOP into this single report provides the following benefits:

(1)	enhances investors’ understanding of the Company and the Operating Partnership by enabling investors to view the business as a whole in the same manner as management views and operates the business;
(2)	eliminates duplicative disclosure and provides a more streamlined and readable presentation since a substantial portion of the disclosure applies to both the Company and the Operating Partnership; and
(3)	creates time and cost efficiencies through the preparation of one combined report instead of two separate reports.

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

FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2013

TABLE OF CONTENTS

		PAGE NO.

PART I.

Item 1.	Consolidated Financial Statements of American Campus Communities, Inc. and Subsidiaries:

	Consolidated Balance Sheets as of March 31, 2013 (unaudited) and December 31, 2012	1

	Consolidated Statements of Comprehensive Income for the three months ended March 31, 2013 and 2012 (all unaudited)	2

	Consolidated Statement of Changes in Equity for the three months ended March 31, 2013 (unaudited)	3

	Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012 (all unaudited)	4

	Consolidated Financial Statements of American Campus Communities Operating Partnership, L.P. and Subsidiaries:

	Consolidated Balance Sheets as of March 31, 2013 (unaudited) and December 31, 2012	5

	Consolidated Statements of Comprehensive Income for the three months ended March 31, 2013 and 2012 (all unaudited)	6

	Consolidated Statement of Changes in Capital for the three months ended March 31, 2013 (unaudited)	7

	Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012 (all unaudited)	8

	Notes to Consolidated Financial Statements of American Campus Communities, Inc. and Subsidiaries and American Campus Communities Operating Partnership, L.P. and Subsidiaries	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27

Item 3.	Quantitative and Qualitative Disclosure about Market Risk	39

Item 4.	Controls and Procedures	40

PART II.

Item 1.	Legal Proceedings	41

Item 1A.	Risk Factors	41

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	41

Item 3.	Defaults Upon Senior Securities	41

Item 4.	Mine Safety Disclosures	41

Item 5.	Other Information	41

Item 6.	Exhibits	42

SIGNATURES		43

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2013	December 31, 2012
	(Unaudited)
Assets

Investments in real estate:
Wholly-owned properties, net	$4,840,091	$4,871,376
Wholly-owned properties held for sale	87,304	-
On-campus participating properties, net	56,508	57,346
Investments in real estate, net	4,983,903	4,928,722

Cash and cash equivalents	15,033	21,454
Restricted cash	38,817	36,790
Student contracts receivable, net	6,475	14,122
Other assets	115,913	117,874

Total assets	$5,160,141	$5,118,962

Liabilities and equity

Liabilities:
Secured mortgage, construction and bond debt	$1,516,407	$1,509,105
Unsecured term loan	350,000	350,000
Unsecured revolving credit facility	321,000	258,000
Secured agency facility	104,000	104,000
Accounts payable and accrued expenses	44,690	56,046
Other liabilities	104,294	107,223
Total liabilities	2,440,391	2,384,374

Commitments and contingencies (Note 13)

Redeemable noncontrolling interests	56,736	57,534

Equity:
American Campus Communities, Inc. stockholders’ equity:
Common stock, $.01 par value, 800,000,000 shares authorized, 104,776,745 and 104,665,212 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	1,043	1,043
Additional paid in capital	3,000,617	3,001,520
Accumulated earnings and distributions	(361,575)	(347,521)
Accumulated other comprehensive loss	(5,848)	(6,661)
Total American Campus Communities, Inc. stockholders’ equity	2,634,237	2,648,381
Noncontrolling interests - partially owned properties	28,777	28,673
Total equity	2,663,014	2,677,054

Total liabilities and equity	$5,160,141	$5,118,962

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands, except share and per share data)

	Three Months Ended March 31,
	2013	2012
Revenues
Wholly-owned properties	$154,756	$94,819
On-campus participating properties	8,102	7,967
Third-party development services	479	2,094
Third-party management services	1,709	1,758
Resident services	597	343
Total revenues	165,643	106,981

Operating expenses
Wholly-owned properties	67,143	42,058
On-campus participating properties	2,504	2,495
Third-party development and management services	2,306	2,785
General and administrative	3,806	3,540
Depreciation and amortization	46,143	23,399
Ground/facility leases	1,203	964
Total operating expenses	123,105	75,241

Operating income	42,538	31,740

Nonoperating income and (expenses)
Interest income	427	516
Interest expense	(17,641)	(12,845)
Amortization of deferred financing costs	(1,314)	(986)
Income from unconsolidated joint ventures	-	444
Other nonoperating expense	(2,800)	(122)
Total nonoperating expenses	(21,328)	(12,993)

Income before income taxes and discontinued operations	21,210	18,747
Income tax provision	(255)	(156)
Income from continuing operations	20,955	18,591
Income attributable to discontinued operations	1,426	2,214
Net income	22,381	20,805
Net income attributable to noncontrolling interests
Redeemable noncontrolling interests	(279)	(287)
Partially owned properties	(512)	(492)
Net income attributable to noncontrolling interests	(791)	(779)
Net income attributable to common shareholders	$21,590	$20,026

Other comprehensive income
Change in fair value of interest rate swaps	813	3,404
Comprehensive income	$22,403	$23,430

Income per share attributable to common shareholders - basic
Income from continuing operations per share	$0.19	$0.24
Net income per share	$0.20	$0.27

Income per share attributable to common shareholders - diluted
Income from continuing operations per share	$0.19	$0.23
Net income per share	$0.20	$0.26
Weighted-average common shares outstanding
Basic	104,697,433	74,216,854
Diluted	105,364,769	74,864,447

Distributions declared per common share	$0.3375	$0.3375

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(unaudited, in thousands, except share data)

	Common Shares	Par Value of Common Shares	Additional Paid in Capital	Accumulated Earnings and Distributions	Accumulated Other Comprehensive Loss	Noncontrolling Interests – partially owned properties	Total
Equity, December 31, 2012	104,665,212	$1,043	$3,001,520	$(347,521)	$(6,661)	$28,673	$2,677,054
Adjustments to reflect redeemable noncontrolling interests at fair value	-	-	649	-	-	-	649
Amortization of restricted stock awards	-	-	1,578	-	-	-	1,578
Vesting of restricted stock awards	111,533	-	(3,130)	-	-	-	(3,130)
Distributions to common and restricted stockholders	-	-	-	(35,644)	-	-	(35,644)
Distributions to noncontrolling joint venture partners	-	-	-	-	-	(408)	(408)
Change in fair value of interest rate swaps	-	-	-	-	813	-	813
Net income	-	-	-	21,590	-	512	22,102
Equity, March 31, 2013	104,776,745	$1,043	$3,000,617	$(361,575)	$(5,848)	$28,777	$2,663,014

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
	2013	2012
Operating activities
Net income	$22,381	$20,805
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash litigation settlement expense	2,800	-
Loss on remeasurement of equity method investment	-	122
Depreciation and amortization	46,971	24,399
Amortization of deferred financing costs and debt premiums/discounts	(2,284)	706
Share-based compensation	1,578	1,297
Income from unconsolidated joint ventures	-	(444)
Income tax provision	255	156
Changes in operating assets and liabilities:
Restricted cash	(922)	3,298
Student contracts receivable, net	7,647	2,250
Other assets	(1,661)	5,979
Accounts payable and accrued expenses	(17,541)	(9,800)
Other liabilities	(2,064)	788
Net cash provided by operating activities	57,160	49,556

Investing activities
Cash paid for property acquisitions	(263)	(14,319)
Cash paid for land acquisitions	(138)	(7,770)
Capital expenditures for wholly-owned properties	(12,348)	(2,977)
Investments in wholly-owned properties under development	(87,226)	(93,217)
Capital expenditures for on-campus participating properties	(335)	(145)
Investment in loan receivable	-	(7,211)
Repayment of mezzanine loan	-	4,000
Increase in escrow deposits	-	(850)
Change in restricted cash related to capital reserves	(486)	(81)
Purchase of corporate furniture, fixtures and equipment	(743)	(579)
Net cash used in investing activities	(101,539)	(123,149)

Financing activities
Proceeds from sale of common stock	-	75,000
Offering costs	-	(1,196)
Pay-off of mortgage loans	-	(16,180)
Proceeds from unsecured term loan	-	150,000
Proceeds from credit facilities	63,000	64,000
Pay downs of credit facilities	-	(187,000)
Proceeds from construction loans	14,544	31,243
Principal payments on debt	(4,252)	(2,666)
Change in construction accounts payable	2,142	14
Debt issuance and assumption costs	(996)	(3,169)
Distributions to common and restricted stockholders	(35,644)	(25,423)
Distributions to noncontrolling partners	(836)	(837)
Net cash provided by financing activities	37,958	83,786

Net change in cash and cash equivalents	(6,421)	10,193
Cash and cash equivalents at beginning of period	21,454	22,399
Cash and cash equivalents at end of period	$15,033	$32,592

Supplemental disclosure of non-cash investing and financing activities
Change in fair value of derivative instruments, net	$813	$3,404

Supplemental disclosure of cash flow information
Interest paid	$24,497	$16,226

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)

	March 31, 2013	December 31, 2012
	(Unaudited)
Assets

Investments in real estate:
Wholly-owned properties, net	$4,840,091	$4,871,376
Wholly-owned properties held for sale	87,304	-
On-campus participating properties, net	56,508	57,346
Investments in real estate, net	4,983,903	4,928,722

Cash and cash equivalents	15,033	21,454
Restricted cash	38,817	36,790
Student contracts receivable, net	6,475	14,122
Other assets	115,913	117,874

Total assets	$5,160,141	$5,118,962

Liabilities and capital

Liabilities:
Secured mortgage, construction and bond debt	$1,516,407	$1,509,105
Unsecured term loan	350,000	350,000
Unsecured revolving credit facility	321,000	258,000
Secured agency facility	104,000	104,000
Accounts payable and accrued expenses	44,690	56,046
Other liabilities	104,294	107,223
Total liabilities	2,440,391	2,384,374

Commitments and contingencies (Note 13)

Redeemable limited partners	56,736	57,534

Capital:
Partners’ capital:
General partner – 12,222 OP units outstanding at both March 31, 2013 and December 31, 2012	114	116
Limited partner – 104,764,523 and 104,652,990 OP units outstanding at March 31, 2013 and December 31, 2012, respectively	2,639,971	2,654,926
Accumulated other comprehensive loss	(5,848)	(6,661)
Total partners’ capital	2,634,237	2,648,381
Noncontrolling interests - partially owned properties	28,777	28,673
Total capital	2,663,014	2,677,054

Total liabilities and capital	$5,160,141	$5,118,962

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands, except unit and per unit data)

	Three Months Ended March 31,
	2013	2012
Revenues
Wholly-owned properties	$154,756	$94,819
On-campus participating properties	8,102	7,967
Third-party development services	479	2,094
Third-party management services	1,709	1,758
Resident services	597	343
Total revenues	165,643	106,981

Operating expenses
Wholly-owned properties	67,143	42,058
On-campus participating properties	2,504	2,495
Third-party development and management services	2,306	2,785
General and administrative	3,806	3,540
Depreciation and amortization	46,143	23,399
Ground/facility leases	1,203	964
Total operating expenses	123,105	75,241

Operating income	42,538	31,740

Nonoperating income and (expenses)
Interest income	427	516
Interest expense	(17,641)	(12,845)
Amortization of deferred financing costs	(1,314)	(986)
Income from unconsolidated joint ventures	-	444
Other nonoperating expense	(2,800)	(122)
Total nonoperating expenses	(21,328)	(12,993)

Income before income taxes and discontinued operations	21,210	18,747
Income tax provision	(255)	(156)
Income from continuing operations	20,955	18,591
Income attributable to discontinued operations	1,426	2,214
Net income	22,381	20,805
Net income attributable to noncontrolling interests – partially owned properties	(512)	(492)
Net income attributable to American Campus Communities Operating Partnership, L.P.	21,869	20,313
Series A preferred unit distributions	(46)	(46)
Net income available to common unitholders	$21,823	$20,267

Other comprehensive income
Change in fair value of interest rate swaps	813	3,404
Comprehensive income	$22,636	$23,671

Income per unit attributable to common unitholders – basic
Income from continuing operations per unit	$0.19	$0.24
Net income per unit	$0.20	$0.27

Income per unit attributable to common unitholders – diluted
Income from continuing operations per unit	$0.19	$0.23
Net income per unit	$0.20	$0.26
Weighted-average common units outstanding
Basic	105,830,509	75,116,289
Diluted	106,497,845	75,763,882
Distributions declared per common unit	$0.3375	$0.3375

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN CAPITAL
(unaudited, in thousands, except unit data)

					Accumulated	Noncontrolling
	General Partner		Limited Partner		Other	Interests -
					Comprehensive	Partially Owned
	Units	Amount	Units	Amount	Loss	Properties	Total
Capital as of December 31, 2012	12,222	$116	104,652,990	$2,654,926	$(6,661)	$28,673	$2,677,054
Adjustments to reflect redeemable limited partners’ interest at fair value	-	-	-	649	-	-	649
Amortization of restricted stock awards	-	-	-	1,578	-	-	1,578
Vesting of restricted stock awards	-	-	111,533	(3,130)	-	-	(3,130)
Distributions	-	(4)	-	(35,640)	-	-	(35,644)
Distributions to noncontrolling joint venture partners	-	-	-	-	-	(408)	(408)
Change in fair value of interest rate swaps	-	-	-	-	813	-	813
Net income	-	2	-	21,588	-	512	22,102
Capital as of March 31, 2013	12,222	$114	104,764,523	$2,639,971	$(5,848)	$28,777	$2,663,014

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
	2013	2012
Operating activities
Net income	$22,381	$20,805
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash litigation settlement expense	2,800	-
Loss on remeasurement of equity method investment	-	122
Depreciation and amortization	46,971	24,399
Amortization of deferred financing costs and debt premiums/discounts	(2,284)	706
Share-based compensation	1,578	1,297
Income from unconsolidated joint ventures	-	(444)
Income tax provision	255	156
Changes in operating assets and liabilities:
Restricted cash	(922)	3,298
Student contracts receivable, net	7,647	2,250
Other assets	(1,661)	5,979
Accounts payable and accrued expenses	(17,541)	(9,800)
Other liabilities	(2,064)	788
Net cash provided by operating activities	57,160	49,556

Investing activities
Cash paid for property acquisitions	(263)	(14,319)
Cash paid for land acquisitions	(138)	(7,770)
Capital expenditures for wholly-owned properties	(12,348)	(2,977)
Investments in wholly-owned properties under development	(87,226)	(93,217)
Capital expenditures for on-campus participating properties	(335)	(145)
Investment in loan receivable	-	(7,211)
Repayment of mezzanine loan	-	4,000
Increase in escrow deposits	-	(850)
Change in restricted cash related to capital reserves	(486)	(81)
Purchase of corporate furniture, fixtures and equipment	(743)	(579)
Net cash used in investing activities	(101,539)	(123,149)

Financing activities
Proceeds from issuance of common units in exchange for contributions, net	-	73,804
Pay-off of mortgage loans	-	(16,180)
Proceeds from unsecured term loan	-	150,000
Proceeds from credit facilities	63,000	64,000
Paydowns of credit facilities	-	(187,000)
Proceeds from construction loans	14,544	31,243
Principal payments on debt	(4,252)	(2,666)
Change in construction accounts payable	2,142	14
Debt issuance and assumption costs	(996)	(3,169)
Distributions paid on unvested restricted stock awards	(272)	(258)
Distributions paid on common units	(35,754)	(25,468)
Distributions paid on preferred units	(46)	(46)
Distributions paid to noncontrolling partners - partially owned properties	(408)	(488)
Net cash provided by financing activities	37,958	83,786

Net change in cash and cash equivalents	(6,421)	10,193
Cash and cash equivalents at beginning of period	21,454	22,399
Cash and cash equivalents at end of period	$15,033	$32,592

Supplemental disclosure of non-cash investing and financing activities
Change in fair value of derivative instruments, net	$813	$3,404

Supplemental disclosure of cash flow information
Interest paid	$24,497	$16,226

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

The general partner of ACCOP is American Campus Communities Holdings, LLC (“ACC Holdings”), an entity that is wholly-owned by ACC.  As of March 31, 2013, ACC Holdings held an ownership interest in ACCOP of less than 1%. The limited partners of ACCOP are ACC and other limited partners consisting of current and former members of management and nonaffiliated third parties.  As of March 31, 2013, ACC owned an approximate 98.8% limited partnership interest in ACCOP.  As the sole member of the general partner of ACCOP, ACC has exclusive control of ACCOP’s day-to-day management.  Management operates ACC and ACCOP as one business.  The management of ACC consists of the same members as the management of ACCOP.  ACC consolidates ACCOP for financial reporting purposes, and ACC does not have significant assets other than its investment in ACCOP.  Therefore, the assets and liabilities of ACC and ACCOP are the same on their respective financial statements.  References to the “Company,” “we,” “us” or “our” mean collectively ACC, ACCOP and those entities/subsidiaries owned or controlled by ACC and/or ACCOP.  References to the “Operating Partnership” mean collectively ACCOP and those entities/subsidiaries owned or controlled by ACCOP.  Unless otherwise indicated, the accompanying Notes to the Consolidated Financial Statements apply to both the Company and the Operating Partnership.

As of March 31, 2013, our property portfolio contained 160 properties with approximately 98,900 beds in approximately 31,900 apartment units.  Our property portfolio consisted of 143 owned off-campus student housing properties that are in close proximity to colleges and universities, 13 American Campus Equity (“ACE®”) properties operated under ground/facility leases with six university systems and four on-campus participating properties operated under ground/facility leases with the related university systems.  Of the 160 properties, nine were under development as well as an additional phase under development at an existing property as of March 31, 2013, and when completed will consist of a total of approximately 6,200 beds in approximately 1,700 units.  Our communities contain modern housing units and are supported by a resident assistant system and other student-oriented programming, with many offering resort-style amenities.

Through one of ACC’s taxable REIT subsidiaries (“TRSs”), we also provide construction management and development services, primarily for student housing properties owned by colleges and universities, charitable foundations, and others.  As of March 31, 2013, also through one of ACC’s TRSs, we provided third-party management and leasing services for 30 properties that represented approximately 23,700 beds in approximately 9,400 units.  Third-party management and leasing services are typically provided pursuant to management contracts that have initial terms that range from one to five years.  As of March 31, 2013, our total owned and third-party managed portfolio included 190 properties with approximately 122,600 beds in approximately 41,300 units.

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

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Interim Financial Statements

The accompanying interim financial statements are unaudited, but have been prepared in accordance with GAAP for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission.  Accordingly, they do not include all disclosures required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements of the Company for these interim periods have been included.  Because of the seasonal nature of the Company’s operations, the results of operations and cash flows for any interim period are not necessarily indicative of results for other interim periods or for the full year.  These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

Project costs directly associated with the development and construction of an owned real estate project, which include interest, property taxes, and amortization of deferred finance costs, are capitalized as construction in progress.  Upon completion of the project, costs are transferred into the applicable asset category and depreciation commences.  Interest totaling approximately $2.3 million and $2.5 million was capitalized during the three months ended March 31, 2013 and March 31, 2012, respectively.  Amortization of deferred financing costs totaling approximately $0.1 million was capitalized as construction in progress during both three month periods ended March 31, 2013 and March 31, 2012, respectively.

Management assesses whether there has been an impairment in the value of the Company’s investments in real estate whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Impairment is recognized when estimated expected future undiscounted cash flows are less than the carrying value of the property.  The estimation of expected future net cash flows is inherently uncertain and relies on assumptions regarding current and future economics and market conditions.  If such conditions change, then an adjustment to the carrying value of the Company’s long-lived assets could occur in the future period in which the conditions change.  To the extent that a property is impaired, the excess of the carrying amount of the property over its estimated fair value is charged to earnings. The Company believes that there were no impairments of the carrying values of its investments in real estate as of March 31, 2013.

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

Amortization expense related to in-place leases was approximately $5.5 million and $0.9 million for the three months ended March 31, 2013 and 2012, respectively.  Accumulated amortization at March 31, 2013 and December 31, 2012 was approximately $17.6 million and $12.4 million, respectively.  Intangible assets, net of amortization, are included in other assets on the accompanying consolidated balance sheets and the amortization of intangible assets is included in depreciation and amortization expense in the accompanying consolidated statements of comprehensive income.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Debt Premiums and Discounts

Debt premiums and discounts represent fair value adjustments to account for the difference between the stated rates and market rates of debt assumed in connection with the Company’s property acquisitions.  The debt premiums and discounts are amortized to interest expense over the term of the related loans using the effective-interest method.  The amortization of debt premiums and discounts resulted in a net decrease to interest expense of approximately $3.6 million and $0.3 million for the three months ended March 31, 2013 and 2012, respectively.  As of March 31, 2013 and December 31, 2012, net unamortized debt premiums were approximately $86.1 million and $90.1 million, respectively, and net unamortized debt discounts were approximately $3.1 million and $3.5 million, respectively.  Debt premiums and discounts are included in secured mortgage, construction and bond debt on the accompanying consolidated balance sheets and amortization of debt premiums and discounts is included in interest expense on the accompanying consolidated statements of comprehensive income.

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

Third-Party Development Services Revenue and Costs

Pre-development expenditures such as architectural fees, permits and deposits associated with the pursuit of third-party and owned development projects are expensed as incurred, until such time that management believes it is probable that the contract will be executed and/or construction will commence.  Because the Company frequently incurs these pre-development expenditures before a financing commitment and/or required permits and authorizations have been obtained, the Company bears the risk of loss of these pre-development expenditures if financing cannot ultimately be arranged on acceptable terms or the Company is unable to successfully obtain the required permits and authorizations.  As such, management evaluates the status of third-party and owned projects that have not yet commenced construction on a periodic basis and expenses any deferred costs related to projects whose current status indicates the commencement of construction is unlikely and/or the costs may not provide future value to the Company in the form of revenues.  Such write-offs are included in third-party development and management services expenses (in the case of third-party development projects) or general and administrative expenses (in the case of owned development projects) on the accompanying consolidated statements of comprehensive income.  As of March 31, 2013, the Company has deferred approximately $3.3 million in pre-development costs related to third-party and owned development projects that have not yet commenced construction.  Such costs are included in other assets on the accompanying consolidated balance sheets.

Earnings per Share – Company

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

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following potentially dilutive securities were outstanding for the three months ended March 31, 2013 and 2012, but were not included in the computation of diluted earnings per share because the effects of their inclusion would be anti-dilutive.

	Three Months Ended March 31,
	2013	2012
Common OP Units (Note 9)	1,133,076	899,435
Preferred OP Units (Note 9)	114,128	114,128
Total potentially dilutive securities	1,247,204	1,013,563

The following is a summary of the elements used in calculating basic earnings per share:

	Three Months Ended March 31,
	2013	2012
Basic earnings per share calculation:
Income from continuing operations	$20,955	$18,591
Income from continuing operations attributable to noncontrolling interests	(775)	(749)
Income from continuing operations attributable to common shareholders	20,180	17,842
Amount allocated to participating securities	(272)	(258)
Income from continuing operations attributable to common shareholders, net of amount allocated to participating securities	19,908	17,584

Income from discontinued operations	1,426	2,214
Income from discontinued operations attributable to noncontrolling interests	(16)	(30)
Income from discontinued operations attributable to common shareholders	1,410	2,184
Net income attributable to common shareholders, as adjusted – basic	$21,318	$19,768

Income from continuing operations attributable to common shareholders, as adjusted – per share	$0.19	$0.24
Income from discontinued operations attributable to common shareholders – per share	$0.01	$0.03
Net income attributable to common shareholders, as adjusted – per share	$0.20	$0.27

Basic weighted average common shares outstanding	104,697,433	74,216,854

Diluted earnings per share calculation:
Income from continuing operations attributable to common shareholders, net of amount allocated to participating securities	$19,908	$17,584
Income from discontinued operations attributable to common shareholders	1,410	2,184
Net income attributable to common shareholders, as adjusted – diluted	$21,318	$19,768

Income from continuing operations attributable to common shareholders, net of amount allocated to participating securities – per share	$0.19	$0.23
Income from discontinued operations attributable to common shareholders – per share	$0.01	$0.03

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Three Months Ended March 31,
	2013	2012
Net income attributable to common shareholders-per share	$0.20	$0.26

Basic weighted average common shares outstanding	104,697,433	74,216,854
Restricted Stock Awards (Note 10)	667,336	647,593
Diluted weighted average common shares outstanding	105,364,769	74,864,447

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

The following is a summary of the elements used in calculating basic earnings per unit:

	Three Months Ended March 31,
	2013	2012
Basic earnings per unit calculation:
Income from continuing operations	$20,955	$18,591
Income from continuing operations attributable to noncontrolling interests – partially owned properties	(512)	(492)
Income from continuing operations attributable to Series A preferred units	(45)	(43)
Amount allocated to participating securities	(272)	(258)
Income from continuing operations attributable to common unitholders, net of amount allocated to participating securities	20,126	17,798
Income from discontinued operations	1,426	2,214
Income from discontinued operations attributable to Series A preferred unit distributions	(1)	(3)
Income from discontinued operations attributable to common unitholders	1,425	2,211
Net income attributable to common unitholders, as adjusted – basic	$21,551	$20,009

Income from continuing operations attributable to common unitholders, as adjusted – per unit	$0.19	$0.24
Income from discontinued operations attributable to common unitholders – per unit	$0.01	$0.03
Net income attributable to common unitholders, as adjusted – per unit	$0.20	$0.27

Basic weighted average common units outstanding	105,830,509	75,116,289

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Three Months Ended March 31,
	2013	2012
Diluted earnings per unit calculation:
Income from continuing operations attributable to common unitholders, net of amount allocated to participating securities	$20,126	$17,798
Income from discontinued operations attributable to common unitholders	1,425	2,211
Net income attributable to common unitholders, as adjusted	$21,551	$20,009

Income from continuing operations attributable to common unitholders, net of amount allocated to participating securities – per unit	$0.19	$0.23
Income from discontinued operations attributable to common unitholders – per unit	$0.01	$0.03
Net income attributable to common unitholders- per unit	$0.20	$0.26

Basic weighted average common units outstanding	105,830,509	75,116,289
Restricted Stock Awards (Note 10)	667,336	647,593
Diluted weighted average common units outstanding	106,497,845	75,763,882

3.  Property Dispositions and Discontinued Operations

As of March 31, 2013, four owned off-campus properties were classified as Held for Sale on the accompanying consolidated balance sheet.  These four properties are The Village at Blacksburg, State College Park, University Mills and University Pines.  Concurrent with this classification, these properties were recorded at the lower of cost or fair value less estimated selling costs.  The net income attributable to these properties is included in discontinued operations on the accompanying consolidated statements of comprehensive income for all periods presented.

In 2012, the Company sold three owned off-campus properties, located in Wilmington, North Carolina (Brookstone Village and Campus Walk) and Greenville, North Carolina (Pirates Cove) containing 1,584 beds for a combined sales price of approximately $54.1 million.  The net income attributable to these properties is included in discontinued operations on the accompanying consolidated statements of comprehensive income for the three months ended March 31, 2012.

The properties discussed above are included in the wholly-owned properties segment (see Note 14).  Below is a summary of the results of operations for the properties discussed above:

	Three Months Ended March 31,
	2013	2012
Total revenues	$3,959	$5,924
Total operating expenses	(1,425)	(2,258)
Depreciation and amortization	(828)	(1,000)
Operating income	1,706	2,666
Total nonoperating expenses	(280)	(452)
Net income	$1,426	$2,214

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

4.  Investments in Wholly-Owned Properties

Wholly-owned properties consisted of the following:

	March 31, 2013	December 31, 2012
Land (1) (2) (3)	$539,713	$550,274
Buildings and improvements	4,268,527	4,351,239
Furniture, fixtures and equipment (2)	225,638	227,409
Construction in progress (2) (3)	222,716	138,923
	5,256,594	5,267,845
Less accumulated depreciation	(416,503)	(396,469)
Wholly-owned properties, net (4)	$4,840,091	$4,871,376

(1)
The land balance above includes undeveloped land parcels with book values of approximately $30.7 million as of both March 31, 2013 and December 31, 2012.  Also includes land totaling approximately $41.6 million as of both March 31, 2013 and December 31, 2012, related to properties under development.

(2)
Land, furniture, fixtures and equipment and construction in progress as of March 31, 2013 include $7.7 million, $0.6 million and $14.8 million, respectively, related to the Townhomes at Newtown Crossing property located in Lexington, Kentucky, that will serve students attending the University of Kentucky.  In July 2012, the Company entered into a purchase and contribution agreement with a private developer whereby the Company is obligated to purchase the property as long as the developer meets certain construction completion deadlines and other closing conditions.  The development of the property is anticipated to be completed in August 2013.  The entity that owns Townhomes at Newtown Crossing is deemed to be a variable interest entity (“VIE”), and the Company is determined to be the primary beneficiary of the VIE.  As such, the assets and liabilities of the entity owning the property are included in the Company’s and the Operating Partnership’s consolidated financial statements.

(3)
Land and construction in progress as of March 31, 2013 include $3.3 million and $12.0 million, respectively, related to an additional phase currently under development at The Lodges of East Lansing located in East Lansing, Michigan that will serve students attending Michigan State University.  Concurrent with the purchase of the Kayne Anderson Portfolio on November 30, 2012, the Company entered into a purchase and sale agreement whereby the Company is obligated to purchase this additional phase as long as the developer meets certain construction completion deadlines and other closing conditions.  The development of the additional phase is anticipated to be completed in September 2013.  The entity that owns The Lodges of East Lansing Phase II is deemed to be a variable interest entity (“VIE”), and the Company is determined to be the primary beneficiary of the VIE.  As such, the assets and liabilities of the entity owning the property are included in the Company’s and the Operating Partnership’s consolidated financial statements.

(4)
The balances above exclude the net book value of four properties, The Village at Blacksburg, State College Park, University Mills and University Pines which were classified as wholly-owned properties held for sale in the accompanying consolidated balance sheet as of March 31, 2013.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

5.  On-Campus Participating Properties

On-campus participating properties are as follows:

			Historical Cost
Lessor/University	Lease Commencement	Required Debt Repayment (1)	March 31, 2013	December 31, 2012
Texas A&M University System / Prairie View A&M University (2)	2/1/96	9/1/23	$41,587	$41,485

Texas A&M University System / Texas A&M International	2/1/96	9/1/23	6,663	6,651

Texas A&M University System / Prairie View A&M University (3)	10/1/99	8/31/25/ 8/31/28	25,937	25,766

University of Houston System / University of Houston (4)	9/27/00	8/31/35	35,986	35,936
			110,173	109,838
Less accumulated amortization			(53,665)	(52,492)
On-campus participating properties, net			$56,508	$57,346

(1)	Represents the effective lease termination date. The Leases terminate upon the earlier to occur of the final repayment of the related debt or the end of the contractual lease term.

(2)	Consists of three phases placed in service between 1996 and 1998.

(3)	Consists of two phases placed in service in 2000 and 2003.

(4)	Consists of two phases placed in service in 2001 and 2005.

6.   Investments in Unconsolidated Joint Ventures

As of March 31, 2013, the Company owned a noncontrolling interest in one unconsolidated joint venture that is accounted for utilizing the equity method of accounting.  The investment consists of a noncontrolling equity interest in a joint venture with the United States Navy that owns military housing privatization projects located on naval bases in Norfolk and Newport News, Virginia.  In 2010, the Company discontinued applying the equity method in regards to its investment in this joint venture as a result of the Company’s share of losses exceeding its investment in the joint venture.  Because the Company has not guaranteed any obligations of the investee and is not otherwise committed to provide further financial support to the investee, it therefore suspended recording its share of losses once the investment was reduced to zero.  We also earn fees for providing management services to this joint venture, which totaled approximately $0.4 million for each of the three month periods ended March 31, 2013 and 2012.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

7.   Debt

A summary of the Company’s outstanding consolidated indebtedness, including unamortized debt premiums and discounts, is as follows:

	March 31, 2013	December 31, 2012
Debt secured by wholly-owned properties:
Mortgage loans payable	$1,284,965	$1,288,482
Construction loans payable (1)	71,899	57,355
	1,356,864	1,345,837
Debt secured by on-campus participating properties:
Mortgage loan payable	31,652	31,768
Bonds payable	44,915	44,915
	76,567	76,683

Unsecured revolving credit facility	321,000	258,000
Unsecured term loan	350,000	350,000
Secured agency facility	104,000	104,000
Unamortized debt premiums	86,118	90,091
Unamortized debt discounts	(3,142)	(3,506)
Total debt	$2,291,407	$2,221,105

(1)
Construction loans payable as of March 31, 2013 and December 31, 2012 includes $27.3 million and $12.7 million, respectively, related to two constructions loans that are financing the development and construction of Townhomes at Newtown Crossing and The Lodges of East Lansing Phase II, both VIEs the Company is including in its consolidated financial statements (see Note 4). The creditors of these construction loans do not have recourse to the assets of the Company.

Unsecured Credit Facility

The Company has an aggregate Credit Facility of $800 million, which is composed of a $350 million unsecured term loan and a $450 million unsecured revolving credit facility, and may be expanded by up to an additional $100 million upon the satisfaction of certain conditions.  The maturity dates of the unsecured term loan and unsecured revolving credit facility are January 10, 2017 and January 10, 2016, respectively.  The maturity date of the unsecured revolving credit facility can be extended for an additional 12 months to January 10, 2017, subject to the satisfaction of certain conditions.

Each loan bears interest at a variable rate, at the Company’s option, based upon a base rate or one-, two-, three- or six-month LIBOR, plus, in each case, a spread based upon the Company's investment grade rating from either Moody’s Investor Services, Inc. or Standard & Poor’s Rating Group.  The Company has entered into multiple interest rate swaps with notional amounts totaling $350 million that effectively fix the interest rate to 2.54% (0.89% + 1.65% spread) on the outstanding balance of the unsecured term loan (see Note 11 for more details).

Availability under the revolving credit facility is limited to an "aggregate borrowing base amount" equal to 60% of the value of the Company’s unencumbered properties, calculated as set forth in the Credit Facility.  Additionally, the Company is required to pay a facility fee of 0.30% per annum on the $450 million revolving credit facility.  As of March 31, 2013, the revolving credit facility bore interest at a weighted average annual rate of 1.96% (inclusive of the facility fee discussed above), and availability under the revolving credit facility totaled $129.0 million.

The terms of the Credit Facility include certain restrictions and covenants, which limit, among other items, the incurrence of additional indebtedness, liens, and the disposition of assets.  The facility contains customary affirmative and negative covenants and also contains financial covenants that, among other things, require the Company to maintain certain minimum ratios of "EBITDA" (earnings before interest, taxes, depreciation and amortization) to fixed charges and total indebtedness.  The Company may not pay distributions that exceed a specified percentage of funds from operations, as adjusted, for any four consecutive quarters.  The financial covenants also include consolidated net worth and leverage ratio tests.  As of March 31, 2013, the Company was in compliance with all such covenants.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Secured Agency Facility

The Company has a $125 million secured revolving credit facility with a Freddie Mac lender.  The facility has a five-year term and is currently secured by 10 properties referred to as the “Collateral Pool.”  The facility bears interest at one- or three-month LIBOR plus a spread that varies based on the debt service ratio of the Collateral Pool.  Additionally, the Company is required to pay an unused commitment fee of 1.0% per annum.  As of March 31, 2013, the secured agency facility bore interest at a weighted average annual rate of 2.25%.  The secured agency facility includes some, but not all, of the same financial covenants as the unsecured credit facility, described above.  As of March 31, 2013, the Company was in compliance with all such covenants.

8.  Stockholders’ Equity / Partners’ Capital

In March 2013, the Company established a new at-the-market share offering program (the “ATM Equity Program”) through which the Company may issue and sell, from time to time, shares of common stock having an aggregate offering price of up to $500 million.  Actual sales under the program will depend on a variety of factors, including, but not limited to, market conditions, the trading price of the Company’s common stock and determinations of the appropriate sources of funding for the Company.  The Company has not sold any shares under the ATM Equity Program and has $500.0 million available for issuance under this program as of March 31, 2013.

9.   Noncontrolling Interests

Operating Partnership

Partially-owned properties: As of March 31, 2013, the Operating Partnership consolidates four joint ventures that own and operate The Varsity, University Village at Sweet Home, University Centre and Villas at Chestnut Ridge owned-off campus properties.  The portion of net assets attributable to the third-party partners in these joint ventures is classified as “noncontrolling interests - partially owned properties” within capital on the accompanying consolidated balance sheets of the Operating Partnership.  Accordingly, the third-party partners’ share of the income or loss of the joint ventures is reported on the consolidated statements of comprehensive income of the Operating Partnership as “net income attributable to noncontrolling interests – partially owned properties.”

OP Units:  For the portion of OP Units that the Operating Partnership is required, either by contract or securities law, to deliver registered common shares of ACC to the exchanging OP unit holder, or for which the Operating Partnership has the intent or history of exchanging such units for cash, we classify the units as “redeemable limited partners” in the mezzanine section of the consolidated balance sheets of the Operating Partnership and “redeemable noncontrolling interests” in the mezzanine section of the consolidated balance sheets of ACC.  The units classified as such include Series A preferred units as well as common units that are not held by ACC or ACC Holdings.  The value of redeemable limited partners/redeemable noncontrolling interests on the consolidated balance sheets is reported at the greater of fair value or historical cost at the end of each reporting period.  Changes in the value from period to period are charged to limited partner’s capital on the consolidated statement of changes in capital of the Operating Partnership and to additional paid in capital on the consolidated statement of changes in equity of ACC.  Below is a table summarizing the activity of redeemable limited partners/redeemable noncontrolling interests for the three months ended March 31, 2013:

Balance, December 31, 2012	$57,534
Net income	279
Distributions	(428)
Adjustments to reflect redeemable limited partner units at fair value	(649)
Balance, March 31, 2013	$56,736

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

During the year ended December 31, 2012, 88,457 common OP units were converted into an equal number of shares of ACC’s common stock and none were converted during the three months ended March 31, 2013.  As of March 31, 2013 and December 31, 2012, approximately 1.2% of the equity interests of the Operating Partnership were held by owners of common OP Units and Series A preferred units not held by ACC or ACC Holdings.

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

10. Incentive Award Plan

Restricted Stock Awards (“RSAs”)

A summary of ACC’s RSAs under the Plan as of March 31, 2013 and activity during the three months then ended, is presented below:

Number of RSAs
Nonvested balance at December 31, 2012	575,668
Granted	230,800
Vested	(111,533)
Forfeited	(75,581)
Nonvested balance at March 31, 2013	619,354

The fair value of RSA’s is calculated based on the closing market value of ACC’s common stock on the date of grant.  The fair value of these awards is amortized to expense over the vesting periods, which amounted to approximately $1.6 million and $1.3 million for the three months ended March 31, 2013 and 2012, respectively.

11. Derivative Instruments and Hedging Activities

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

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements.  To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy.  Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.  The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Loss and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  No portion of designated hedges was ineffective during the three months ended March 31, 2013 and 2012.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

As discussed in Note 7, the Company has four interest rate swap contracts with notional amounts totaling $350 million to hedge the variable cash flows associated with interest payments on the LIBOR-based unsecured term loan.  In addition, the Company has an interest rate swap contract with a notional amount of $31.7 million used to hedge the variable cash flows associated with the Cullen Oaks Phase I and Phase II loans.

The following table summarizes the Company’s outstanding interest rate swap contracts as of March 31, 2013:

Date Entered	Effective Date	Maturity Date	Pay Fixed Rate	Receive Floating Rate Index	Notional Amount	Fair Value
Feb. 12, 2007	Feb. 15, 2007	Feb. 15, 2014	6.689%	LIBOR – 1 mo. plus 1.35%	$31,652	$(1,418)
Feb. 2, 2012	Feb. 2, 2012	Jan. 2, 2017	0.8695%	LIBOR – 1 month	125,000	(1,531)
Feb. 2, 2012	Feb. 2, 2012	Jan. 2, 2017	0.88%	LIBOR – 1 month	100,000	(1,267)
Feb. 2, 2012	Feb. 2, 2012	Jan. 2, 2017	0.8875%	LIBOR – 1 month	62,500	(817)
Feb. 2, 2012	Feb. 2, 2012	Jan. 2, 2017	0.889%	LIBOR – 1 month	62,500	(815)
				Total	$381,652	$(5,848)

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of March 31, 2013 and December 31, 2012:

	Derivative Liabilities as of
	March 31, 2013		December 31, 2012
Description	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps contracts	Other liabilities	$5,848	Other liabilities	$6,661
Total derivatives designated as hedging instruments		$5,848		$6,661

12.   Fair Value Disclosures

The following table presents information about the Company’s financial instruments measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.  In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities the Company has the ability to access.  Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.  Level 2 inputs include quoted prices for similar assets and liabilities in active markets and inputs other than quoted prices observable for the asset or liability, such as interest rates and yield curves observable at commonly quoted intervals.  Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

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

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Disclosures concerning financial instruments measured at fair value are as follows:

	Fair Value Measurements as of
	March 31, 2013				December 31, 2012
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities:
Derivative financial instruments	$-	$5,848	$-	$5,848	$-	$6,661	$-	$6,661
Mezzanine:
Redeemable noncontrolling interests (Company)/Redeemable limited Partners (Operating Partnership)	$-	$56,736	$-	$56,736	$-	$57,534	$-	$57,534

The Company uses derivative financial instruments, specifically interest rate swaps, for nontrading purposes.  The Company uses interest rate swaps to manage interest rate risk arising from previously unhedged interest payments associated with variable rate debt.  Through March 31, 2013, derivative financial instruments were designated and qualified as cash flow hedges.  Derivative contracts with positive net fair values inclusive of net accrued interest receipts or payments are recorded in other assets.  Derivative contracts with negative net fair values, inclusive of net accrued interest payments or receipts, are recorded in other liabilities.  The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative.  This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves.  The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts).  The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.

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

Although the Company has determined the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparty.  However, as of March 31, 2013 and December 31, 2012, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivative financial instruments.  As a result, the Company has determined each of its derivative valuations in its entirety is classified in Level 2 of the fair value hierarchy.

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

The table below contains the estimated fair value and related carrying amounts for the Company’s mortgage loans and bonds payable as of March 31, 2013 and December 31, 2012:

	March 31, 2013		December 31, 2012
	Fair Value	Carrying Amount	Fair Value	Carrying Amount
Mortgage loans	$1,426,249	$1,399,593	$1,437,851	$1,406,835
Bonds payable	49,855	44,915	52,778	44,915

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

In the normal course of business, the Company enters into various development-related purchase commitments with parties that provide development-related goods and services.  In the event that the Company was to terminate development services prior to the completion of projects under construction, the Company could potentially be committed to satisfy outstanding purchase orders with such parties.  At March 31, 2013, management did not anticipate any material deviations from schedule or budget related to third-party development projects currently in progress.

The Company has estimated the fair value of guarantees entered into to be immaterial.  The Company’s estimated maximum exposure amount under the above guarantees is approximately $8.3 million as of March 31, 2013.

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

As of March 31, 2013, the Company and three of its subsidiaries were parties to a lawsuit brought by National Public Finance Guaranty Corporation, as assignee of the claims of CaPFA Capital Corp. 2000F (“CaPFA”), in May 2010 in the Orange County Florida, Complex Business Division, relating to a student housing property located near the University of Central Florida (“UCF”) in Orlando, Florida.  The property was managed by a subsidiary of GMH Communities Trust (“GMH”, which subsidiary was indirectly acquired by the Company as part of the acquisition of GMH in June 2008) pursuant to a property management agreement between such subsidiary and CaPFA.  The suit alleged, among other things, a breach of such management agreement, breach of contract implied in fact and breach of fiduciary obligations by the Company and such subsidiaries.  The complaint sought unspecified compensatory damages, including lost profits and attorneys' fees.  As of March 31, 2013, management believed that settlement of such litigation was probable and therefore accrued $2.8 million in litigation settlement costs based on management’s estimate of the potential loss that would be incurred should such settlement ultimately be executed.  The litigation was settled and dismissed subsequent to March 31, 2013 (see Note 15).

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

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Three Months Ended March 31,
	2013	2012
Wholly-Owned Properties
Rental revenues	$155,353	$95,162
Interest and other income	15	14
Total revenues from external customers	155,368	95,176
Operating expenses before depreciation, amortization, ground/facility lease, and allocation of corporate overhead	(67,949)	(42,040)
Ground/facility leases	(664)	(414)
Interest expense	(11,844)	(7,468)
Operating income before depreciation, amortization and allocation of corporate overhead	$74,911	$45,254
Depreciation and amortization	$44,528	$21,888
Capital expenditures	$99,574	$96,194
Total segment assets at March 31,	$5,013,062	$2,946,885
On-Campus Participating Properties
Rental revenues	$8,102	$7,967
Interest and other income	2	4
Total revenues from external customers	8,104	7,971
Operating expenses before depreciation, amortization, ground/facility lease, and allocation of corporate overhead	(2,323)	(2,295)
Ground/facility lease	(539)	(550)
Interest expense	(1,375)	(1,432)
Operating income before depreciation, amortization and allocation of corporate overhead	$3,867	$3,694
Depreciation and amortization	$1,175	$1,155
Capital expenditures	$335	$145
Total segment assets at March 31,	$72,475	$75,042
Development Services
Development and construction management fees	$479	$2,094
Operating expenses	(2,589)	(2,739)
Operating loss before depreciation, amortization and allocation of corporate overhead	$(2,110)	$(645)
Total segment assets at March 31,	$796	$12,068
Property Management Services
Property management fees from external customers	$1,709	$1,758
Intersegment revenues	5,375	3,883
Total revenues	7,084	5,641
Operating expenses	(2,572)	(2,714)
Operating income before depreciation, amortization and allocation of corporate overhead	$4,512	$2,927
Total segment assets at March 31,	$4,928	$3,813
Reconciliations
Total segment revenues	$171,035	$110,882
Unallocated interest income earned on corporate cash	410	498
Elimination of intersegment revenues	(5,375)	(3,883)
Total consolidated revenues, including interest income	$166,070	$107,497
Segment operating income before depreciation, amortization and allocation of corporate overhead	$81,180	$51,230
Depreciation and amortization	(47,457)	(24,385)
Net unallocated expenses relating to corporate overhead	(9,713)	(8,420)
Income from unconsolidated joint ventures	-	444
Other nonoperating expense	(2,800)	(122)
Income tax provision	(255)	(156)
Income from continuing operations	$20,955	$18,591

Total segment assets	$5,091,261	$3,037,808
Unallocated corporate assets	68,880	78,173
Total assets at March 31,	$5,160,141	$3,115,981

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

15.  Subsequent Events

April 2013 Bond Offering:  On March 25, 2013, the Operating Partnership priced a $400 million offering of senior unsecured notes under its existing shelf registration.  These 10-year notes were issued at 99.659 percent of par value with a coupon of 3.750 percent and a yield of 3.791 percent, and are fully and unconditionally guaranteed by the Company.  Interest on the notes is payable semi-annually on April 15 and October 15, with the first payment beginning on October 15, 2013.  The notes will mature on April 15, 2023.  Net proceeds from the sale of the Notes totaled approximately $394.9 million after deducting the underwriting discount and estimated offering expenses.  The transaction settled on April 2, 2013 and the Company used $321.0 million of the offering proceeds to pay down the outstanding balance on its revolving credit facility in full.

Litigation Settlement:  On April 22, 2013, pursuant to the terms of the settlement agreement pertaining to the litigation discussed in Note 13, the Company acquired a note and subrogation rights (collectively, the “instruments”) from National Public Finance Guaranty Corporation for an aggregate of approximately $52.8 million.  The instruments are secured by a lien on, and the cash flows from, two student housing properties in close proximity to the University of Central Florida and carry an interest rate of 5.12%.  The $2.8 million litigation settlement charge accrued as of March 31, 2013 relates to the difference between face value of the instruments and the present value of the cash flows anticipated to be received under the instruments, based on management’s estimate of market interest rates in place as of the settlement date.

Distributions:  On May 1, 2013, the Company declared a first quarter 2013 distribution per share of $0.36 which will be paid on May 30, 2013 to all common stockholders of record as of May 16, 2013.  At the same time, the Operating Partnership will pay an equivalent amount per unit to holders of common OP Units, as well as the quarterly cumulative preferential distribution to holders of Series A preferred units (see Note 9).

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

Property Portfolio

As of March 31, 2013, our total owned property portfolio contained 160 properties, consisting of owned off-campus student housing properties that are in close proximity to colleges and universities, American Campus Equity (“ACE®”) properties operated under ground/facility leases with university systems and on-campus participating properties operated under ground/facility leases with the related university systems.  Of the 160 properties, nine were under development as well as an additional phase under development at an existing property as of March 31, 2013, and when completed will consist of a total of approximately 6,200 beds in approximately 1,700 units.  Our communities contain modern housing units and are supported by a resident assistant system and other student-oriented programming, with many offering resort-style amenities.

As of March 31, 2013, through ACC’s taxable REIT subsidiary (“TRS”) entities, we provided third-party management and leasing services for 30 properties, bringing our total owned and third-party managed portfolio to 190 properties.  Third-party management and leasing services are typically provided pursuant to management contracts that have initial terms that range from one to five years.  Below is a summary of our property portfolio as of March 31, 2013:

Property portfolio:	Properties	Units	Beds
Wholly-owned operating properties:
Off-campus properties (1)	137	25,586	79,608
On-campus ACE	10	2,666	8,492
Subtotal – operating properties	147	28,252	88,100

Wholly-owned properties under development:
Off-campus properties (2) (3)	6	1,184	4,219
On-campus ACE	3	557	2,013
Subtotal – properties under development	9	1,741	6,232

Total wholly-owned properties	156	29,993	94,332

On-campus participating properties	4	1,863	4,519

Total owned property portfolio	160	31,856	98,851

Managed properties	30	9,419	23,719

Total property portfolio	190	41,275	122,570

(1)	Includes four properties classified as held for sale as of March 31, 2013.

(2)
Includes Townhomes at Newton Crossing, a 152-unit, 608-bed property we did not own as of March 31, 2013, but are obligated to purchase as long as the developer meets certain construction completion deadlines and other closing conditions.  The development of the property is anticipated to be completed in August 2013.

(3)
Includes The Lodges of East Lansing Phase II, a 144-unit, 366-bed additional phase at an existing property we did not own as of March 31, 2013, but are obligated to purchase as long as the developer meets certain construction completion deadlines and other closing conditions.  The development of the additional phase is anticipated to be completed in August 2013.

Wholly-owned development activity

Our wholly-owned properties consist of owned off-campus properties that are in close proximity to colleges and universities and on-campus ACE properties operated under ground/facility leases with related university systems.  At March 31, 2013, we were in the process of constructing six owned off-campus properties, three ACE on-campus properties and an additional phase at an existing off-campus property.  These properties are summarized in the table below:

Project	Project Type	Location	Primary University Served	Units	Beds	Estimated Project Cost	Total Costs Incurred	Scheduled to Open for Occupancy
Manzanita Hall	ACE	Tempe, AZ	Arizona State University	241	816	$50,300	$28,438	August 2013

The Callaway House	Off-campus	Austin, TX	The University of Texas at Austin	219	753	61,600	41,276	August 2013

Chestnut Square	ACE	Philadelphia, PA	Drexel University	220	861	97,600	67,842	September 2013

U Club on Woodward	Off-campus	Tallahassee, FL	Florida State University	112	448	29,000	23,974	August 2013

Townhomes at Overton Park	Off-campus	Lubbock, TX	Texas Tech University	112	448	29,200	24,364	August 2013

601 Copeland	Off-campus	Tallahassee, FL	Florida State University	81	283	21,200	9,641	August 2013

University View (PVAMU Phase VII)	ACE	Prairie View, TX	Prairie View A&M University	96	336	15,600	7,930	August 2013

Townhomes at Newtown Crossing (1)	Off-campus	Lexington, KY	University of Kentucky	152	608	38,750	23,111	August 2013

The Lodges of East Lansing Phase II (2)	Off-campus	East Lansing, MI	Michigan State University	144	366	32,300	15,316	August 2013
SUBTOTAL – 2013 DELIVERIES				1,377	4,919	$375,550	$241,892

The Plaza on University	Off-campus	Orlando, FL	University of Central Florida	364	1,313	112,300	37,028	August 2014
SUBTOTAL – 2014 DELIVERIES				364	1,313	$112,300	$37,028
TOTAL – ALL PROJECTS				1,741	6,232	$487,850	$278,920

(1)	We did not own this property as of March 31, 2013 but are obligated to purchase the property as long as the developer meets certain construction completion deadlines and other closing conditions.

(2)
We did not own this additional phase at an existing property as of March 31, 2013 but are obligated to purchase the additional phase as long as the developer meets certain construction completion deadlines and other closing conditions.

Third-Party Development Services

Through ACC’s TRS entities, we provide development and construction management services for student housing properties owned by colleges and universities, charitable foundations and others.  As of March 31, 2013, we were under contract on a total of three third-party development projects that are currently in progress and whose fees range from $2.3 million to $3.2 million.  As of March 31, 2013, fees of approximately $3.1 million remained to be earned by us with respect to these projects, which have scheduled completion dates of August 2013 through August 2014.

Results of Operations

Comparison of the Three Months Ended March 31, 2013 and March 31, 2012

The following table presents our results of operations for the three months ended March 31, 2013 and 2012, including the amount and percentage change in these results between the two periods.

	Three Months Ended March 31,
	2013	2012	Change ($)	Change (%)
Revenues:
Wholly-owned properties	$154,756	$94,819	$59,937	63.2%
On-campus participating properties	8,102	7,967	135	1.7%
Third-party development services	479	2,094	(1,615)	(77.1%)
Third-party management services	1,709	1,758	(49)	(2.8%)
Resident services	597	343	254	74.1%
Total revenues	165,643	106,981	58,662	54.8%

Operating expenses:
Wholly-owned properties	67,143	42,058	25,085	59.6%
On-campus participating properties	2,504	2,495	9	0.4%
Third-party development and management services	2,306	2,785	(479)	(17.2%)
General and administrative	3,806	3,540	266	7.5%
Depreciation and amortization	46,143	23,399	22,744	97.2%
Ground/facility leases	1,203	964	239	24.8%
Total operating expenses	123,105	75,241	47,864	63.6%

Operating income	42,538	31,740	10,798	34.0%

Nonoperating income and (expenses):
Interest income	427	516	(89)	(17.2%)
Interest expense	(17,641)	(12,845)	(4,796)	37.3%
Amortization of deferred financing costs	(1,314)	(986)	(328)	33.3%
Income from unconsolidated joint ventures	-	444	(444)	(100.0%)
Other nonoperating expense	(2,800)	(122)	(2,678)	2,195.1%
Total nonoperating expenses	(21,328)	(12,993)	(8,335)	64.1%

Income before income taxes and discontinued operations	21,210	18,747	2,463	13.1%
Income tax provision	(255)	(156)	(99)	63.5%
Income from continuing operations	20,955	18,591	2,364	12.7%
Income attributable to discontinued operations	1,426	2,214	(788)	(35.6%)
Net income	22,381	20,805	1,576	7.6%
Net income attributable to noncontrolling interests	(791)	(779)	(12)	1.5%
Net income attributable to common shareholders	$21,590	$20,026	$1,564	7.8%

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

	Same Store Properties (1)		New Properties (2)		Total - All Properties (1)
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2013	2012	2013	2012	2013	2012
Number of properties	96	96	51	1	147	97
Number of beds	58,311	58,311	29,789	636	88,100	58,947

Revenues (3)	$95,805	$93,769	$59,548	$1,393	$155,353	$95,162
Operating expenses	41,199	40,991	25,944	1,067	67,143	42,058

(1)	Excludes four properties classified as Held for Sale as of March 31, 2013 that are included in discontinued operations on the accompanying consolidated statements of comprehensive income.

(2)
Does not include properties under construction as of March 31, 2013.  Number of properties and number of beds also excludes properties undergoing redevelopment as of March 31, 2013, although the results of operations of those properties are included in revenues and operating expenses prior to commencement of redevelopment activities.

(3)	Includes revenues which are reflected as resident services revenue on the accompanying consolidated statements of comprehensive income.

Same Store Properties.  The increase in revenue from our same store properties was primarily due to an increase in average rental rates for the 2012/2013 academic year, offset by a slight decrease in average occupancy from 97.9% during the three months ended March 31, 2012 to 97.6% during the three months ended March 31, 2013.  Future revenues will be dependent on our ability to maintain our current leases in effect for the 2012/2013 academic year and our ability to obtain appropriate rental rates and desired occupancy for the 2013/2014 academic year at our various properties during our leasing period, which typically begins in January and ends in August.

The increase in operating expenses for our same store properties was primarily due to inflationary increases in payroll and maintenance costs offset by a decrease in property taxes.  We anticipate that operating expenses for our same store property portfolio for 2013 will increase slightly as compared with 2012 as a result of general inflation.

New Property Operations.  Our new properties for the three months ended March 31, 2013 consist of the following: (i) University Heights- Knoxville, acquired from Fund II in January 2012, (ii) Avalon Heights, acquired in May 2012, (iii) University Commons, acquired in June 2012, (iv) The Block, acquired in August 2012, (v) The Retreat, acquired in September 2012, (vi) 11 owned development projects that opened for occupancy in August and September 2012 (vii) a 15-property student housing portfolio acquired in September 2012, (viii) a 19-property student housing portfolio acquired in November 2012, and (ix) University Edge, a property previously subject to a pre-sale agreement that we acquired in December 2012.

On-Campus Participating Properties (“OCPP”) Operations

We had four participating properties containing 4,519 beds which were operating during the three months ended March 31, 2013 and 2012.  Revenues from our participating properties increased $0.1 million to $8.1 million during the three months ended March 31, 2013 from $8.0 million for the three months ended March 31, 2012.  This change was primarily a result of an increase in average rental rates for 2012/2013 academic year, offset by a decrease in average occupancy from 97.3% for the three months ended March 31, 2012 to 95.9% for the three months March 31, 2013.

At these properties, operating expenses remained constant at $2.5 million for both three month periods ended March 31, 2012 and 2013.  We anticipate that operating expenses in 2013 will increase slightly as compared with 2012 as a result of general inflation.

Third-Party Development Services Revenue

Third-party development services revenue decreased by approximately $1.6 million, from $2.1 million during the three months ended March 31, 2012 to $0.5 million for the three months ended March 31, 2013.  This decrease was primarily due to the closing of bond financing and commencement of construction for the College of Staten Island project during the three months ended March 31, 2012, resulting in $1.3 million of revenue recognized during that period. During the three months ended March 31, 2013, we had three projects in progress with an average contractual fee of approximately $2.7 million, as compared to the three months ended March 31, 2012 in which we had five projects in progress with an average contractual fee of approximately $2.3 million.  We anticipate that third-party development services revenue in 2013 will decrease significantly as compared to 2012 as a result of fewer currently outstanding awarded projects in this business segment.

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

Third-Party Development and Management Services Expenses

Third party development and management services expenses decreased by approximately $0.5 million, from $2.8 million during the three months ended March 31, 2012 to $2.3 million for the three months ended March 31, 2013.  This decrease was primarily a result of the growth in our wholly-owned property portfolio, as well as a lower number of newly awarded contracts in this business segment during 2012 as compared to the prior year.  We anticipate that third-party development and management services expenses will continue to decrease in 2013 for these same reasons.

General and Administrative

General and administrative expenses increased by approximately $0.3 million, from $3.5 million during the three months ended March 31, 2012 to $3.8 million for the three months ended March 31, 2013.  This increase was primarily a result of additional salary and benefits expense, public company costs and other general inflationary factors during the three months ended March 31, 2013.  We anticipate that general and administrative expenses will decrease in 2013 as compared to 2012, primarily due to acquisition costs incurred in 2012 that are not expected to be incurred in 2013.

Depreciation and Amortization

Depreciation and amortization increased by approximately $22.7 million, from $23.4 million during the three months ended March 31, 2012 to $46.1 million for the three months ended March 31, 2013.  This increase was primarily a result of additional depreciation and amortization expense of approximately $18.7 million recorded during the three months ended March 31, 2013 related to properties acquired during 2012 and the completion of construction and opening of 11 owned development properties in August and September 2012, which contributed an additional $4.3 million of depreciation expense during the three months ended March 31, 2013.  We expect depreciation and amortization expense to increase significantly in 2013 as a result of properties acquired during 2012, the completion of 11 owned development projects in August and September 2012 and the anticipated completion of eight owned development projects and an additional phase at an existing property in August and September 2013.

Ground/Facility Leases

Ground/facility leases expense increased by approximately $0.2 million, from $1.0 million during the three months ended March 31, 2012 to $1.2 million for the three months ended March 31, 2013.  This increase was primarily due to the completion of construction and commencement of operations of six ACE development projects during 2012.  We anticipate ground/facility leases expense to increase in 2013 as compared to 2012 due to the planned completion of construction on three ACE development projects in August and September 2013 and the timing of ACE development projects placed into service during 2012.

Interest Expense

Interest expense increased by approximately $4.8 million, from $12.8 million during the three months ended March 31, 2012 to $17.6 million for the three months ended March 31, 2013.  We incurred additional interest expense of approximately $5.3 million during the three months ended March 31, 2013 related to loans assumed in connection with 2012 property acquisitions.  We also experienced an increase in interest expense of approximately $0.4 million on our corporate-level debt related to increased borrowings under our revolving credit facility.  Lastly, we incurred additional interest expense of approximately $0.3 million during the three months ended March 31, 2013 from construction loans used to partially finance the construction of two owned development projects which opened for occupancy in August 2012.  These increases were offset by a decrease of approximately $0.9 million during the three months ended March 31, 2013 as compared to the prior year as a result of mortgage and construction loans paid off during 2012.  We anticipate that interest expense will increase in 2013 as compared to 2012 as a result of our $400 million bond offering which closed in April 2013, as well as a full year of interest expense incurred on the loans assumed in connection with the 2012 property acquisitions.  These anticipated increases will be offset by a decrease in interest expense related to the payoff of mortgage debt in 2012 and loans that are scheduled to mature in 2013.

Amortization of Deferred Financing Costs

Amortization of deferred financing costs increased approximately $0.3 million, from $1.0 million during the three months ended March 31, 2012 to $1.3 million for the three months ended March 31, 2013.  This increase was primarily a result of finance costs paid upon the assumption of debt in connection with 2012 property acquisitions.  We anticipate that amortization of deferred financing costs will increase in 2013 as compared to 2012 for the reason discussed above as well as bond offering costs paid in connection with our $400 million bond offering which closed in April 2013 (refer to Note 15 in the accompanying Notes to Consolidated Financial Statements contained in Item 1 herein for further information).

Income from Unconsolidated Joint Ventures

We reported income from unconsolidated joint ventures of approximately $0.4 million for the three months ended March 31, 2012 in connection with our share of a gain on debt restructuring recorded by Fund II during 2012.  Immediately prior to our acquisition of University Heights - Knoxville from Fund II in January 2012, Fund II negotiated a Settlement Agreement with the lender of the property’s mortgage loan whereby the lender agreed to accept a discounted amount that was less than the original principal amount of the loan as payment in full.  Accordingly, Fund II recorded a gain on debt restructuring of $4.2 million, of which our 10% share was $0.4 million.

Other Nonoperating Expense

Other nonoperating expense increased approximately $2.7 million, from $0.1 million during the three months ended March 31, 2012 to $2.8 million for the three months ended March 31, 2013.  This increase is due to the accrual of $2.8 million of litigation settlement costs during the three months ended March 31, 2013 related to the litigation that was settled and dismissed in April 2013.  Refer to Notes 13 and 15 in the accompanying Notes to Consolidated Financial Statements contained in Item 1 herein for a more detailed discussion of the lawsuit and subsequent settlement.

Other nonoperating expense of $0.1 million for the three months ended March 31, 2012 represents a loss recorded to remeasure our equity method investment in one of our joint ventures with Fidelity (“Fund II”), in which we held a 10% interest, to fair value immediately prior to our acquisition in January 2012 of the remaining 90% interest in University Heights, the final property owned by Fund II.

Discontinued Operations

Discontinued operations on the accompanying consolidated statements of comprehensive income includes the following wholly-owned properties: (i) State College Park, University Mills, University Pines and The Village at Blacksburg, wholly-owned properties that were classified as held for sale as of March 31, 2013, (ii) Brookstone Village and Campus Walk, wholly-owned properties sold in December 2012 for a combined sales price of $26.6 million, and (iii) Pirates Cove, sold in April 2012 for a sales price of $27.5 million.  Refer to Note 3 in the accompanying Notes to Consolidated Financial Statements contained in Item 1 herein for a table summarizing the results of operations of the properties classified within discontinued operations.

Liquidity and Capital Resources

Cash Balances and Cash Flows

As of March 31, 2013, excluding our on-campus participating properties, we had $40.0 million in cash and cash equivalents and restricted cash as compared to $46.9 million in cash and cash equivalents and restricted cash as of December 31, 2012.  Restricted cash primarily consists of escrow accounts held by lenders and resident security deposits, as required by law in certain states, and funds held in escrow in connection with potential acquisition and development opportunities.  The following discussion relates to changes in cash due to operating, investing and financing activities, which are presented in our consolidated statements of cash flows included in Item 1.

Operating Activities: For the three months ended March 31, 2013, net cash provided by operating activities was approximately $57.2 million, as compared to approximately $49.6 million for the three months ended March 31, 2012, an increase of $7.6 million.  This increase in cash provided by operating activities was primarily due to operating cash flows provided from the timing of the acquisition of 40 properties in 2012, the completion of construction and opening of 11 owned development projects in August and September 2012, and improved operations at our same store wholly-owned properties.

Investing Activities:  Investing activities utilized approximately $101.5 million and $123.1 million for the three months ended March 31, 2013 and March 31, 2012, respectively.  The $21.6 million decrease in cash utilized in investing activities was primarily a result of the following: (i) a $21.7 million decrease in cash paid to acquire properties and undeveloped land as we acquired one wholly-owned property (University Heights – Knoxville) and one land parcel located in Lubbock, Texas during the three months ended March 31, 2012 compared to minimal activity for the three months ended March 31, 2013; (ii) a $6.0 million decrease in cash used to fund the construction of our wholly-owned development properties, as 14 wholly-owned properties were under construction during the three months ended March 31, 2012, as compared to nine wholly-owned properties and an additional phase at an existing wholly-owned property that were under construction during the three months ended March 31, 2013; and (iii) a $7.2 million loan made to a third-party developer during the three months ended March 31, 2012, to fund the acquisition of an undeveloped land parcel for future development.  These decreases were offset by (i) a $9.4 million increase in cash used to fund capital expenditures at our wholly-owned properties, as we began or continued renovations at several properties acquired in 2012; and (ii) the repayment of a $4.0 million mezzanine loan by a private developer during the three months ended March 31, 2012.

Financing Activities: Cash provided by financing activities totaled approximately $38.0 million and $83.8 million for the three months ended March 31, 2013 and March 31, 2012, respectively.  The $45.8 million decrease in cash provided by financing activities was primarily a result of the following: (i) a $150 million increase to our unsecured term loan from $200 million to $350 million in January 2012, (ii) a $73.8 million decrease in net proceeds raised through the issuance of common stock, (iii) a $10.2 million increase in distributions to stockholders during the three months ended March 31, 2013, as a result of the issuance of common stock in connection with our July 2012 and October 2012 equity offerings and ATM Equity Programs, and (iv) a $16.7 million decrease in proceeds from construction loans related to fewer projects being under construction during the three months ended March 31, 2013 as compared to the three months ended March 31, 2012.  These decreases were primarily offset by (i) a $186.0 million increase in proceeds (net of paydowns) received from our unsecured revolving credit facility, as we used proceeds received in January 2012 from our expanded term loan to repay outstanding amounts on our unsecured revolving credit facility, (ii) a $16.2 million decrease in cash used to pay off maturing mortgage debt, and (iii) a $2.2 million decrease in debt issuance costs paid during comparable three month periods.

Liquidity Needs, Sources and Uses of Capital

As of March 31, 2013, our short-term liquidity needs included, but were not limited to, the following: (i) anticipated distribution payments to our common and restricted stockholders totaling approximately $151.8 million based on an assumed annual cash distribution of $1.44 per share based on the number of our shares outstanding as of March 31, 2013, (ii) anticipated distribution payments to our Operating Partnership unitholders totaling approximately $1.8 million based on an assumed annual distribution of $1.44 per common unit and a cumulative preferential per annum cash distribution rate of 5.99% on our Series A preferred units based on the number of units outstanding as of March 31, 2013, (iii) the pay-off of approximately $150.5 million of fixed-rate mortgage debt scheduled to mature during the next 12 months, (iv) estimated development costs over the next 12 months totaling approximately $187.1 million for our wholly-owned properties currently under construction, (v) the purchase of a note and subrogation rights (collectively, the “instruments”) totaling approximately $52.8 million in April 2013 (see Note 15 for a more detailed discussion), (vi) funds for other development projects scheduled to commence construction during the next 12 months, and (vii) potential future property acquisitions.

We expect to meet our short-term liquidity requirements by (i) borrowing under our existing credit facilities discussed below, (ii) issuing securities, including common stock, under our $500 million at-the-market share offering program (“ATM Equity Program”) discussed below, (iii) utilizing proceeds from our $400 million debut bond offering which settled on April 2, 2013 (see Note 15), (iv) potentially disposing of properties depending on market conditions, and (v) utilizing net cash provided by operations.

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

ATM Equity Program

As discussed in more detail in Note 8 in the accompanying Notes to Consolidated Financial Statements contained in Item 1, during the three months ended March 31, 2013, we established a new ATM Equity Program under which we may sell shares of our common stock into the existing trading market at current market prices with an aggregate offering price of up to $500 million.  We did not sell any shares under the ATM program during the three months ended March 31, 2013.

Unsecured Credit Facility

As discussed in more detail in Note 7 and Note 11 in the accompanying Notes to Consolidated Financial Statements contained in Item 1, we have an aggregate Credit Facility of $800 million, which is composed of a $350 million unsecured term loan and a $450 million unsecured revolving credit facility.  We have entered into multiple interest rate swaps with notional amounts totaling $350 million that effectively fix the interest rate to 2.54% (0.89% + 1.65% spread) on the outstanding balance of our unsecured term loan

As of March 31, 2013, the balance outstanding on our revolving credit facility totaled $321.0 million, bearing interest at a weighted average annual rate of 1.96%, and availability under the revolving credit facility totaled $129.0 million.  The terms of the combined Credit Facility include certain restrictions and covenants, as discussed more fully in Note 7 in the accompanying Notes to Consolidated Financial Statements contained in Item 1, including covenants that restrict the amount of distributions that we can pay.  As of March 31, 2013, we were in compliance with all such covenants.

Secured Agency Facility

As discussed in more detail in Note 7 in the accompanying Notes to Consolidated Financial Statements contained in Item 1, we also have a $125 million secured revolving credit facility with a Freddie Mac lender.  As of March 31, 2013, the balance outstanding on the facility totaled $104.0 million, bearing interest at a weighted average annual rate of 2.25%.  The secured agency facility includes some, but not all, of the same financial covenants as the Credit Facility, as described above.  As of March 31, 2013, we were in compliance with all such covenants.

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

On May 1, 2013, we declared a first quarter 2013 distribution per share of $0.36, which will be paid on May 30, 2013 to all common stockholders of record as of May 16, 2013.  At the same time, the Operating Partnership will pay an equivalent amount per unit to holders of common units, as well as the quarterly cumulative preferential distribution to holders of Series A preferred units.

Pre-Development Expenditures

Our third-party and owned development activities have historically required us to fund pre-development expenditures such as architectural fees, permits and deposits.  The closing and/or commencement of construction of these development projects is subject to a number of risks such as our inability to obtain financing on favorable terms and delays or refusals in obtaining necessary zoning, land use, building, and other required governmental permits and authorizations  As such, we cannot always predict accurately the liquidity needs of these activities.  We frequently incur these pre-development expenditures before a financing commitment and/or required permits and authorizations have been obtained.  Accordingly, we bear the risk of the loss of these pre-development expenditures if financing cannot ultimately be arranged on acceptable terms or we are unable to successfully obtain the required permits and authorizations.  Historically, our third-party and owned development projects have been successfully structured and financed; however, these developments have at times been delayed beyond the period initially scheduled, causing revenue to be recognized in later periods.  As of March 31, 2013, we have deferred approximately $3.3 million in pre-development costs related to third-party and owned development projects that have not yet commenced construction.

Indebtedness

As March 31, 2013, we had approximately $2,208.4 million of outstanding consolidated indebtedness (excluding net unamortized debt premiums and debt discounts of approximately $86.1 million and $3.1 million, respectively), comprised of a $350.0 million balance on our unsecured term loan, $321.0 million balance on our unsecured revolving credit facility, $104.0 million balance on our secured agency facility, $1,356.9 million in mortgage and construction loans secured by our wholly-owned properties, $31.6 million in mortgage loans secured by two phases of an on-campus participating property and $44.9 million in bond issuances secured by three of our on-campus participating properties.  The weighted average interest rate on our consolidated indebtedness as of March 31, 2013 was 4.32% per annum.  As of March 31, 2013, approximately 22.5% of our total consolidated indebtedness was variable rate debt, comprised of our secured agency facility, unsecured revolving credit facility and three construction loans discussed below.

Wholly-Owned Properties

Mortgage debt:  The weighted average interest rate of the $1,285.0 million of wholly-owned mortgage debt was 5.49% per annum as of March 31, 2013.  Each of the mortgage loans is a non-recourse obligation subject to customary exceptions.  The loans generally may not be prepaid prior to maturity; in certain cases prepayment is allowed, subject to prepayment penalties.

Construction loans:  The development and construction of two on-campus ACE properties (The Suites and Hilltop Townhomes), which both completed construction in August 2012, are partially financed on a combined basis with a $45.4 million construction loan.  For each borrowing we have the option of choosing the Prime rate or one-, two-, three-, or six-month LIBOR plus 2.35%.  The loan requires payments of interest only during the term of the loan and any accrued interest and outstanding borrowings become due on the maturity date of May 16, 2014.  The term of the loan can be extended through May 2016 through the exercise of two 12-month extension options.  As of March 31, 2013, the balance outstanding on the construction loan totaled $44.6 million, bearing interest at a weighted average rate per annum of 2.55%.

In addition, as discussed in more detail in Note 4 in the accompanying Notes to Consolidated Financial Statements contained in Item 1, we are consolidating two variable interest entities (“VIEs”) that own Townhomes at Newtown Crossing, a property located in Lexington, Kentucky and The Lodges of East Lansing Phase II, an additional phase at an existing property located in East Lansing, Michigan.  As a result, our construction loans payable balance includes $27.3 million related to the construction loans that are financing the development and construction of this property and additional phase at an existing property.  The total amount of these construction loans are $31.5 million and $16.2 million for Townhomes at Newtown Crossing and The Lodges of East Lansing Phase II, respectively, bearing interest at 2.65% and 4.26% per annum, respectively, as of March 31, 2013.  The loans mature on August 1, 2014 and January 9, 2014, respectively.  As the Company is not legally a party to these loans, and is only including the loans in its consolidated financial statements to comply with accounting guidance related to VIE’s, the creditors of these construction loans do not have recourse to the assets of the Company.

On-Campus Participating Properties

Bonds:  As discussed in Note 7 in the Notes to Consolidated Financial Statements contained in Item 1, three of our on-campus participating properties are 100% financed with project-based taxable bonds.  As of March 31, 2013, the bonds carry a balance of $44.9 million and bear interest at a weighted average rate per annum of 7.55%.  The loans encumbering the leasehold interests are non-recourse, subject to customary exceptions.

Mortgage loans:  The Cullen Oaks Phase I and Phase II on-campus participating properties are currently encumbered by mortgage loans with balances as of March 31, 2013 of approximately $15.7 million and $15.9 million, respectively.  The loans mature in February 2014 and bear interest at a rate of LIBOR plus 1.35%.  In connection with these loans, we entered into an interest rate swap agreement effective February 15, 2007 through February 15, 2014, that is designated to hedge our exposure to fluctuations on interest payments attributed to changes in interest rates associated with payments on the loans.  Under the terms of the interest rate swap agreement, we pay a fixed rate of 6.69% per annum and receive a floating rate of LIBOR plus 1.35%.  We have guaranteed payment of this property’s indebtedness.

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

The following table presents a reconciliation of our net income attributable to common shareholders to FFO and FFOM:

	Three Months Ended March 31,
	2013	2012
Net income attributable to American Campus Communities, Inc. and Subsidiaries	$21,590	$20,026
Noncontrolling interests (1)	382	381
Income from unconsolidated joint ventures	-	(444)
FFO from unconsolidated joint ventures (2)	-	429
Real estate related depreciation and amortization	46,530	24,005
Funds from operations (“FFO”)	68,502	44,397

Elimination of operations of on-campus participating properties:
Net income from on-campus participating properties	(2,654)	(2,498)
Amortization of investment in on-campus participating properties	(1,174)	(1,155)
	64,674	40,744
Modifications to reflect operational performance of on-campus participating properties:
Our share of net cash flow (3)	539	550
Management fees	376	362
Impact of on-campus participating properties	915	912
Non-cash litigation settlement expense (4)	2,800	-
Elimination of gain on debt restructuring - unconsolidated joint venture (5)	-	(424)
Loss on remeasurement of equity method investment (6)	-	122
Funds from operations – modified (“FFOM”)	$68,389	$41,354

FFO per share – diluted	$0.64	$0.59

FFOM per share – diluted	$0.64	$0.55

Weighted average common shares outstanding - diluted	106,611,973	75,878,010

(1)
Excludes $0.4 million for the three months ended March 31, 2013 and 2012 of income attributable to the noncontrolling partner in The Varsity, a property purchased in December 2011 from a seller that retained a 20.5% noncontrolling interest in the property.

(2)
Represents our 10% share of FFO from a joint venture with Fund II in which we were a noncontrolling partner.  In January 2012, we purchased the full ownership interest in the one remaining property owned by Fund II (University Heights). Subsequent to the acquisition, the property is now wholly-owned and is consolidated by the Company.

(3)
50% of the properties’ net cash available for distribution after payment of operating expenses, debt service (including repayment of principal) and capital expenditures. Represents amounts accrued for the interim periods.

(4)
On April 22, 2013, the Company acquired a note and subrogation rights from National Public Finance Guarantee Corporation (formerly known as MBIA Insurance Corp. of Illinois) for an aggregate of $52.8 million, which are secured by a lien on, and the cash flows from, two student housing properties in close proximity to the University of Central Florida and currently under a ground lease with the UCF Foundation.  The instruments carry an interest rate of 5.123 percent. The acquisition facilitated the settlement of litigation related to a third-party management agreement for the properties with a GMH entity that was acquired by the company’s 2008 merger with GMH.  The acquisition resulted in a non-cash settlement charge of $2.8 million recorded during the three months ended March 31, 2013 to reflect the fair market valuation of the instruments. Management believes it is appropriate to exclude this non-cash charge from FFOM in order to more accurately present the operating results of the company on a comparative basis during the periods presented.

(5)
Immediately prior to our purchase of University Heights from Fund II (see footnote 2 above), Fund II negotiated a Settlement Agreement with the lender of the property’s mortgage loan whereby the lender agreed to accept a discounted amount that was less than the original principal amount of the loan as payment in full. Accordingly, Fund II recorded a gain on debt restructuring to reflect the discounted payoff.  Our 10% share of such gain is reflected above as an adjustment to FFOM.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss from adverse changes in market prices and interest rates.   Our future earnings and cash flows are dependent upon prevailing market rates.  Accordingly, we manage our market risk by matching projected cash inflows from operating, investing and financing activities with projected cash outflows for debt service, acquisitions, capital expenditures, distributions to stockholders and unitholders, and other cash requirements.  The majority of our outstanding debt has fixed interest rates, which minimizes the risk of fluctuating interest rates.  Our exposure to market risk includes interest rate fluctuations in connection with our revolving credit facilities and variable rate construction loans and our ability to incur more debt without stockholder approval, thereby increasing our debt service obligations, which could adversely affect our cash flows.   No material changes have occurred in relation to market risk since our Annual Report on Form 10-K for the year ended December 31, 2012.

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

PART II OTHER INFORMATION

Item 1.   Legal Proceedings

We are subject to various claims, lawsuits and legal proceedings, including the matter discussed in Note 13 in the accompanying Notes to Consolidated Financial Statements contained in Part 1, Item 1.

Item 1A.         Risk Factors

There have been no material changes to the risk factors that were discussed in Part 1, Item 1A of the Company’s and the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Mine Safety Disclosures

Not applicable.

Item 5.   Other Information

None.

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

Dated:	May 9, 2013

AMERICAN CAMPUS COMMUNITIES, INC.

By:	/s/ William C. Bayless, Jr.

William C. Bayless, Jr. President and Chief Executive Officer

By:	/s/ Jonathan A. Graf

Jonathan A. Graf Executive Vice President, Chief Financial Officer, Treasurer and Secretary

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	May 9, 2013

AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P.
By: American Campus Communities Holdings, LLC, its general partner By: American Campus Communities, Inc., its sole member

By:	/s/ William C. Bayless, Jr.

William C. Bayless, Jr. President and Chief Executive Officer

By:	/s/ Jonathan A. Graf

Jonathan A. Graf Executive Vice President, Chief Financial Officer, Treasurer and Secretary