Form 10-Q
period 2013-06-30
AMERICAN CAMPUS COMMUNITIES INC; American Campus Communities Operating Partnership LP
filed 2013-08-08
CIK 1283630, 1357369

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013.

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

There were 104,781,317 shares of the American Campus Communities, Inc.’s common stock with a par value of $0.01 per share outstanding as of the close of business on July 31, 2013.

EXPLANATORY NOTE

This report combines the reports on Form 10-Q for the quarterly period ended June 30, 2013 of American Campus Communities, Inc. and American Campus Communities Operating Partnership, L.P..  Unless stated otherwise or the context otherwise requires, references to “ACC” mean American Campus Communities, Inc. a Maryland real estate investment trust (“REIT”), and references to “ACCOP” mean American Campus Communities Operating Partnership, L.P., a Maryland limited partnership.  References to the “Company,” “we,” “us” or “our” mean collectively ACC, ACCOP and those entities/subsidiaries owned or controlled by ACC and/or ACCOP.  References to the “Operating Partnership” mean collectively ACCOP and those entities/subsidiaries owned or controlled by ACCOP. The following chart illustrates the Company’s and the Operating Partnership’s corporate structure:

The general partner of ACCOP is American Campus Communities Holdings, LLC (“ACC Holdings”), an entity that is wholly-owned by ACC. As of June 30, 2013, ACC Holdings held an ownership interest in ACCOP of less than 1%. The limited partners of ACCOP are ACC and other limited partners consisting of current and former members of management and nonaffiliated third parties.  As of June 30, 2013, ACC owned an approximate 98.8% limited partnership interest in ACCOP.  As the sole member of the general partner of ACCOP, ACC has exclusive control of ACCOP’s day-to-day management.  Management operates the Company and the Operating Partnership as one business. The management of ACC consists of the same members as the management of ACCOP. The Company is structured as an umbrella partnership REIT (“UPREIT”) and ACC contributes all net proceeds from its various equity offerings to the Operating Partnership. In return for those contributions, ACC receives a number of units of the Operating Partnership (“OP Units,” see definition below) equal to the number of common shares it has issued in the equity offering. Contributions of properties to the Company can be structured as tax-deferred transactions through the issuance of OP Units in the Operating Partnership. Based on the terms of ACCOP’s partnership agreement, OP Units can be exchanged for ACC’s common shares on a one-for-one basis. The Company maintains a one-for-one relationship between the OP Units of the Operating Partnership issued to ACC and ACC Holdings and the common shares issued to the public. The Company believes that combining the reports on Form 10-Q of ACC and ACCOP into this single report provides the following benefits:

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

FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2013

TABLE OF CONTENTS

		PAGE NO.

PART I.

Item 1.	Consolidated Financial Statements of American Campus Communities, Inc. and Subsidiaries:

	Consolidated Balance Sheets as of June 30, 2013 (unaudited) and December 31, 2012	1

	Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2013 and 2012 (all unaudited)	2

	Consolidated Statement of Changes in Equity for the six months ended June 30, 2013 (unaudited)	3

	Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012 (all unaudited)	4

	Consolidated Financial Statements of American Campus Communities Operating Partnership, L.P. and Subsidiaries:

	Consolidated Balance Sheets as of June 30, 2013 (unaudited) and December 31, 2012	5

	Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2013 and 2012 (all unaudited)	6

	Consolidated Statement of Changes in Capital for the six months ended June 30, 2013 (unaudited)	7

	Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012 (all unaudited)	8

	Notes to Consolidated Financial Statements of American Campus Communities, Inc. and Subsidiaries and American Campus Communities Operating Partnership, L.P. and Subsidiaries	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28

Item 3.	Quantitative and Qualitative Disclosure about Market Risk	44

Item 4.	Controls and Procedures	45

PART II.

Item 1.	Legal Proceedings	46

Item 1A.	Risk Factors	46

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	46

Item 3.	Defaults Upon Senior Securities	46

Item 4.	Mine Safety Disclosures	46

Item 5.	Other Information	46

Item 6.	Exhibits	47

SIGNATURES		48

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2013	December 31, 2012
	(Unaudited)
Assets

Investments in real estate:
Wholly-owned properties, net	$4,867,882	$4,871,376
Wholly-owned properties held for sale	114,940	-
On-campus participating properties, net	55,698	57,346
Investments in real estate, net	5,038,520	4,928,722

Cash and cash equivalents	25,541	21,454
Restricted cash	39,331	36,790
Student contracts receivable, net	8,323	14,122
Other assets	179,930	117,874

Total assets	$5,291,645	$5,118,962

Liabilities and equity

Liabilities:
Secured mortgage, construction and bond debt	$1,500,412	$1,509,105
Secured agency facility	104,000	104,000
Unsecured notes	398,664	-
Unsecured term loan	350,000	350,000
Unsecured revolving credit facility	97,200	258,000
Accounts payable and accrued expenses	49,635	56,046
Other liabilities	95,536	107,223
Total liabilities	2,595,447	2,384,374

Commitments and contingencies (Note 13)

Redeemable noncontrolling interests	52,331	57,534

Equity:
American Campus Communities, Inc. stockholders’ equity:
Common stock, $.01 par value, 800,000,000 shares authorized, 104,781,317 and 104,665,212 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	1,043	1,043
Additional paid in capital	3,006,518	3,001,520
Accumulated earnings and dividends	(391,468)	(347,521)
Accumulated other comprehensive loss	(1,047)	(6,661)
Total American Campus Communities, Inc. stockholders’ equity	2,615,046	2,648,381
Noncontrolling interests - partially owned properties	28,821	28,673
Total equity	2,643,867	2,677,054

Total liabilities and equity	$5,291,645	$5,118,962

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues
Wholly-owned properties	$146,814	$90,510	$300,295	$184,076
On-campus participating properties	4,703	4,712	12,805	12,679
Third-party development services	555	3,866	1,034	5,960
Third-party management services	1,924	1,638	3,633	3,396
Resident services	432	185	1,029	528
Total revenues	154,428	100,911	318,796	206,639

Operating expenses
Wholly-owned properties	69,595	42,903	136,245	84,488
On-campus participating properties	2,929	2,801	5,433	5,296
Third-party development and management services	2,422	2,626	4,728	5,411
General and administrative	4,626	4,638	8,432	8,178
Depreciation and amortization	47,477	23,266	93,387	46,435
Ground/facility leases	1,160	804	2,363	1,768
Total operating expenses	128,209	77,038	250,588	151,576

Operating income	26,219	23,873	68,208	55,063

Nonoperating income and (expenses)
Interest income	947	413	1,373	927
Interest expense	(19,603)	(12,368)	(37,244)	(25,213)
Amortization of deferred financing costs	(1,416)	(967)	(2,730)	(1,954)
Income from unconsolidated joint ventures	-	-	-	444
Other nonoperating expense	-	-	(2,800)	(122)
Total nonoperating expenses	(20,072)	(12,922)	(41,401)	(25,918)

Income before income taxes and discontinued operations	6,147	10,951	26,807	29,145
Income tax provision	(255)	(156)	(510)	(312)
Income from continuing operations	5,892	10,795	26,297	28,833
Income attributable to discontinued operations	2,774	2,129	4,750	4,896
Gain from disposition of real estate	-	83	-	83
Total discontinued operations	2,774	2,212	4,750	4,979
Net income	8,666	13,007	31,047	33,812
Net income attributable to noncontrolling interests
Redeemable noncontrolling interests	(134)	(188)	(413)	(475)
Partially owned properties	(483)	(491)	(995)	(983)
Net income attributable to noncontrolling interests	(617)	(679)	(1,408)	(1,458)
Net income attributable to common shareholders	$8,049	$12,328	$29,639	$32,354

Other comprehensive income (loss)
Change in fair value of interest rate swaps	4,801	(5,209)	5,614	(1,805)
Comprehensive income	$12,850	$7,119	$35,253	$30,549

Income per share attributable to common shareholders - basic
Income from continuing operations per share	$0.05	$0.13	$0.23	$0.36
Net income per share	$0.07	$0.16	$0.28	$0.43
Income per share attributable to common shareholders - diluted
Income from continuing operations per share	$0.05	$0.13	$0.23	$0.36
Net income per share	$0.07	$0.16	$0.28	$0.42
Weighted-average common shares outstanding
Basic	104,779,159	74,718,934	104,738,522	74,467,893
Diluted	105,390,682	75,305,780	105,377,793	75,085,040

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(unaudited, in thousands, except share data)

	Common Shares	Par Value of Common Shares	Additional Paid in Capital	Accumulated Earnings and Dividends	Accumulated Other Comprehensive Loss	Noncontrolling Interests – partially owned properties	Total
Equity, December 31, 2012	104,665,212	$1,043	$3,001,520	$(347,521)	$(6,661)	$28,673	$2,677,054
Adjustments to reflect redeemable noncontrolling interests at fair value	-	-	4,734	-	-	-	4,734
Amortization of restricted stock awards	-	-	3,192	-	-	-	3,192
Vesting of restricted stock awards and restricted stock units	116,105	-	(2,928)	-	-	-	(2,928)
Distributions to common and restricted stockholders	-	-	-	(73,586)	-	-	(73,586)
Distributions to noncontrolling joint venture partners	-	-	-	-	-	(847)	(847)
Change in fair value of interest rate swaps	-	-	-	-	5,614	-	5,614
Net income	-	-	-	29,639	-	995	30,634
Equity, June 30, 2013	104,781,317	$1,043	$3,006,518	$(391,468)	$(1,047)	$28,821	$2,643,867

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2013	2012
Operating activities
Net income	$31,047	$33,812
Adjustments to reconcile net income to net cash provided by operating activities:
Gain from disposition of real estate	-	(83)
Loss on remeasurement of equity method investment	-	122
Depreciation and amortization	94,680	48,881
Amortization of deferred financing costs and debt premiums/discounts	(4,361)	1,444
Share-based compensation	3,394	2,623
Income from unconsolidated joint ventures	-	(444)
Income tax provision	510	312
Changes in operating assets and liabilities:
Restricted cash	(403)	(2,755)
Student contracts receivable, net	5,799	1,487
Other assets	(14,723)	4,429
Accounts payable and accrued expenses	(10,051)	(4,131)
Other liabilities	(3,006)	(4,338)
Net cash provided by operating activities	102,886	81,359

Investing activities
Net proceeds from disposition of real estate	-	28,167
Cash paid for property acquisitions	(263)	(55,844)
Cash paid for land acquisitions	(540)	(19,706)
Capital expenditures for wholly-owned properties	(27,807)	(9,652)
Investments in wholly-owned properties under development	(174,255)	(187,815)
Capital expenditures for on-campus participating properties	(708)	(762)
Investment in loans receivable	(49,154)	(7,211)
Repayment of mezzanine loan	-	4,000
Increase in escrow deposits	(1,000)	(12,196)
Change in restricted cash related to capital reserves	(799)	(299)
Proceeds from insurance settlement	636	-
Purchase of corporate furniture, fixtures and equipment	(1,295)	(744)
Net cash used in investing activities	(255,185)	(262,062)

Financing activities
Proceeds from unsecured notes	398,636	-
Proceeds from sale of common stock	-	75,000
Offering costs	-	(1,631)
Pay-off of mortgage loans	(23,567)	(16,180)
Proceeds from unsecured term loan	-	150,000
Proceeds from credit facilities	160,200	155,000
Pay downs of credit facilities	(321,000)	(187,000)
Proceeds from construction loans	29,077	62,057
Principal payments on debt	(7,404)	(5,330)
Redemption of common units for cash	-	(132)
Debt issuance and assumption costs	(4,241)	(3,377)
Distributions to common and restricted stockholders	(73,586)	(50,843)
Distributions to noncontrolling partners	(1,729)	(1,654)
Net cash provided by financing activities	156,386	175,910

Net change in cash and cash equivalents	4,087	(4,793)
Cash and cash equivalents at beginning of period	21,454	22,399
Cash and cash equivalents at end of period	$25,541	$17,606

Supplemental disclosure of non-cash investing and financing activities
Loans assumed in connection with property acquisitions	$-	$(19,004)
Change in fair value of derivative instruments, net	$5,614	$(1,805)

Supplemental disclosure of cash flow information
Interest paid	$46,907	$31,359

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)

	June 30, 2013	December 31, 2012
	(Unaudited)
Assets

Investments in real estate:
Wholly-owned properties, net	$4,867,882	$4,871,376
Wholly-owned properties held for sale	114,940	-
On-campus participating properties, net	55,698	57,346
Investments in real estate, net	5,038,520	4,928,722

Cash and cash equivalents	25,541	21,454
Restricted cash	39,331	36,790
Student contracts receivable, net	8,323	14,122
Other assets	179,930	117,874

Total assets	$5,291,645	$5,118,962

Liabilities and capital

Liabilities:
Secured mortgage, construction and bond debt	$1,500,412	$1,509,105
Secured agency facility	104,000	104,000
Unsecured notes	398,664	-
Unsecured term loan	350,000	350,000
Unsecured revolving credit facility	97,200	258,000
Accounts payable and accrued expenses	49,635	56,046
Other liabilities	95,536	107,223
Total liabilities	2,595,447	2,384,374

Commitments and contingencies (Note 13)

Redeemable limited partners	52,331	57,534

Capital:
Partners’ capital:
General partner – 12,222 OP units outstanding at both June 30, 2013 and December 31, 2012	110	116
Limited partner – 104,769,095 and 104,652,990 OP units outstanding at June 30, 2013 and December 31, 2012, respectively	2,615,983	2,654,926
Accumulated other comprehensive loss	(1,047)	(6,661)
Total partners’ capital	2,615,046	2,648,381
Noncontrolling interests - partially owned properties	28,821	28,673
Total capital	2,643,867	2,677,054

Total liabilities and capital	$5,291,645	$5,118,962

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands, except unit and per unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues
Wholly-owned properties	$146,814	$90,510	$300,295	$184,076
On-campus participating properties	4,703	4,712	12,805	12,679
Third-party development services	555	3,866	1,034	5,960
Third-party management services	1,924	1,638	3,633	3,396
Resident services	432	185	1,029	528
Total revenues	154,428	100,911	318,796	206,639

Operating expenses
Wholly-owned properties	69,595	42,903	136,245	84,488
On-campus participating properties	2,929	2,801	5,433	5,296
Third-party development and management services	2,422	2,626	4,728	5,411
General and administrative	4,626	4,638	8,432	8,178
Depreciation and amortization	47,477	23,266	93,387	46,435
Ground/facility leases	1,160	804	2,363	1,768
Total operating expenses	128,209	77,038	250,588	151,576

Operating income	26,219	23,873	68,208	55,063

Nonoperating income and (expenses)
Interest income	947	413	1,373	927
Interest expense	(19,603)	(12,368)	(37,244)	(25,213)
Amortization of deferred financing costs	(1,416)	(967)	(2,730)	(1,954)
Income from unconsolidated joint ventures	-	-	-	444
Other nonoperating expense	-	-	(2,800)	(122)
Total nonoperating expenses	(20,072)	(12,922)	(41,401)	(25,918)

Income before income taxes and discontinued operations	6,147	10,951	26,807	29,145
Income tax provision	(255)	(156)	(510)	(312)
Income from continuing operations	5,892	10,795	26,297	28,833
Income attributable to discontinued operations	2,774	2,129	4,750	4,896
Gain from disposition of real estate	-	83	-	83
Total discontinued operations	2,774	2,212	4,750	4,979
Net income	8,666	13,007	31,047	33,812
Net income attributable to noncontrolling interests – partially owned properties	(483)	(491)	(995)	(983)
Net income attributable to American Campus Communities Operating Partnership, L.P.	8,183	12,516	30,052	32,829
Series A preferred unit distributions	(45)	(45)	(91)	(91)
Net income available to common unitholders	$8,138	$12,471	$29,961	$32,738
Other comprehensive income (loss)
Change in fair value of interest rate swaps	4,801	(5,209)	5,614	(1,805)
Comprehensive income	$12,939	$7,262	$35,575	$30,933

Income per unit attributable to common unitholders – basic
Income from continuing operations per unit	$0.05	$0.13	$0.23	$0.36
Net income per unit	$0.07	$0.16	$0.28	$0.43
Income per unit attributable to common unitholders – diluted
Income from continuing operations per unit	$0.05	$0.13	$0.23	$0.36
Net income per unit	$0.07	$0.16	$0.28	$0.42
Weighted-average common units outstanding
Basic	105,912,235	75,582,468	105,871,598	75,349,378
Diluted	106,523,758	76,169,314	106,510,869	75,966,525

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN CAPITAL
(unaudited, in thousands, except unit data)

					Accumulated	Noncontrolling
	General Partner		Limited Partner		Other	Interests -
					Comprehensive	Partially Owned
	Units	Amount	Units	Amount	Loss	Properties	Total
Capital as of December 31, 2012	12,222	$116	104,652,990	$2,654,926	$(6,661)	$28,673	$2,677,054
Adjustments to reflect redeemable limited partners’ interest at fair value	-	-	-	4,734	-	-	4,734
Amortization of restricted stock awards	-	-	-	3,192	-	-	3,192
Vesting of restricted stock awards and restricted stock units	-	-	116,105	(2,928)	-	-	(2,928)
Distributions	-	(9)	-	(73,577)	-	-	(73,586)
Distributions to noncontrolling joint venture partners	-	-	-	-	-	(847)	(847)
Change in fair value of interest rate swaps	-	-	-	-	5,614	-	5,614
Net income	-	3	-	29,636	-	995	30,634
Capital as of June 30, 2013	12,222	$110	104,769,095	$2,615,983	$(1,047)	$28,821	$2,643,867

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2013	2012
Operating activities
Net income	$31,047	$33,812
Adjustments to reconcile net income to net cash provided by operating activities:
Gain from disposition of real estate	-	(83)
Loss on remeasurement of equity method investment	-	122
Depreciation and amortization	94,680	48,881
Amortization of deferred financing costs and debt premiums/discounts	(4,361)	1,444
Share-based compensation	3,394	2,623
Income from unconsolidated joint ventures	-	(444)
Income tax provision	510	312
Changes in operating assets and liabilities:
Restricted cash	(403)	(2,755)
Student contracts receivable, net	5,799	1,487
Other assets	(14,723)	4,429
Accounts payable and accrued expenses	(10,051)	(4,131)
Other liabilities	(3,006)	(4,338)
Net cash provided by operating activities	102,886	81,359

Investing activities
Net proceeds from disposition of real estate	-	28,167
Cash paid for property acquisitions	(263)	(55,844)
Cash paid for land acquisitions	(540)	(19,706)
Capital expenditures for wholly-owned properties	(27,807)	(9,652)
Investments in wholly-owned properties under development	(174,255)	(187,815)
Capital expenditures for on-campus participating properties	(708)	(762)
Investment in loan receivable	(49,154)	(7,211)
Repayment of mezzanine loan	-	4,000
Increase in escrow deposits	(1,000)	(12,196)
Change in restricted cash related to capital reserves	(799)	(299)
Proceeds from insurance settlement	636	-
Purchase of corporate furniture, fixtures and equipment	(1,295)	(744)
Net cash used in investing activities	(255,185)	(262,062)

Financing activities
Proceeds from unsecured notes	398,636	-
Proceeds from issuance of common units in exchange for contributions, net	-	73,369
Pay-off of mortgage loans	(23,567)	(16,180)
Proceeds from unsecured term loan	-	150,000
Proceeds from credit facilities	160,200	155,000
Paydowns of credit facilities	(321,000)	(187,000)
Proceeds from construction loans	29,077	62,057
Principal payments on debt	(7,404)	(5,330)
Redemption of common units for cash	-	(132)
Debt issuance and assumption costs	(4,241)	(3,377)
Distributions paid on unvested restricted stock awards	(492)	(456)
Distributions paid on common units	(73,885)	(50,974)
Distributions paid on preferred units	(91)	(91)
Distributions paid to noncontrolling partners - partially owned properties	(847)	(976)
Net cash provided by financing activities	156,386	175,910

Net change in cash and cash equivalents	4,087	(4,793)
Cash and cash equivalents at beginning of period	21,454	22,399
Cash and cash equivalents at end of period	$25,541	$17,606

Supplemental disclosure of non-cash investing and financing activities
Loans assumed in connection with property acquisitions	$-	$(19,004)
Change in fair value of derivative instruments, net	$5,614	$(1,805)

Supplemental disclosure of cash flow information
Interest paid	$46,907	$31,359

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

The general partner of ACCOP is American Campus Communities Holdings, LLC (“ACC Holdings”), an entity that is wholly-owned by ACC.  As of June 30, 2013, ACC Holdings held an ownership interest in ACCOP of less than 1%. The limited partners of ACCOP are ACC and other limited partners consisting of current and former members of management and nonaffiliated third parties.  As of June 30, 2013, ACC owned an approximate 98.8% limited partnership interest in ACCOP.  As the sole member of the general partner of ACCOP, ACC has exclusive control of ACCOP’s day-to-day management.  Management operates ACC and ACCOP as one business.  The management of ACC consists of the same members as the management of ACCOP.  ACC consolidates ACCOP for financial reporting purposes, and ACC does not have significant assets other than its investment in ACCOP.  Therefore, the assets and liabilities of ACC and ACCOP are the same on their respective financial statements.  References to the “Company,” “we,” “us” or “our” mean collectively ACC, ACCOP and those entities/subsidiaries owned or controlled by ACC and/or ACCOP.  References to the “Operating Partnership” mean collectively ACCOP and those entities/subsidiaries owned or controlled by ACCOP.  Unless otherwise indicated, the accompanying Notes to the Consolidated Financial Statements apply to both the Company and the Operating Partnership.

As of June 30, 2013, our property portfolio contained 162 properties with approximately 99,500 beds in approximately 32,100 apartment units.  Our property portfolio consisted of 144 owned off-campus student housing properties that are in close proximity to colleges and universities, 14 American Campus Equity (“ACE®”) properties operated under ground/facility leases with seven university systems and four on-campus participating properties operated under ground/facility leases with the related university systems.  Of the 162 properties, 11 were under development as well as an additional phase under development at an existing property as of June 30, 2013, and when completed will consist of a total of approximately 6,900 beds in approximately 2,000 units.  Our communities contain modern housing units and are supported by a resident assistant system and other student-oriented programming, with many offering resort-style amenities.

Through one of ACC’s taxable REIT subsidiaries (“TRSs”), we also provide construction management and development services, primarily for student housing properties owned by colleges and universities, charitable foundations, and others.  As of June 30, 2013, also through one of ACC’s TRSs, we provided third-party management and leasing services for 31 properties that represented approximately 24,000 beds in approximately 9,500 units.  Third-party management and leasing services are typically provided pursuant to management contracts that have initial terms that range from one to five years.  As of June 30, 2013, our total owned and third-party managed portfolio included 193 properties with approximately 123,500 beds in approximately 41,600 units.

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

Project costs directly associated with the development and construction of an owned real estate project, which include interest, property taxes, and amortization of deferred finance costs, are capitalized as construction in progress.  Upon completion of the project, costs are transferred into the applicable asset category and depreciation commences.  Interest totaling approximately $3.4 million and $3.5 million was capitalized during the three months ended June 30, 2013 and 2012, respectively, and $5.8 million and $6.0 million was capitalized during the six months ended June 30, 2013 and 2012, respectively.  Amortization of deferred financing costs totaling approximately $25,000 and $0.1 million was capitalized as construction in progress during the three months ended June 30, 2013 and 2012, respectively, and $0.1 million and $0.2 million was capitalized as construction in progress during the six months ended June 30, 2013 and 2012, respectively.

Management assesses whether there has been an impairment in the value of the Company’s investments in real estate whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Impairment is recognized when estimated expected future undiscounted cash flows are less than the carrying value of the property.  The estimation of expected future net cash flows is inherently uncertain and relies on assumptions regarding current and future economics and market conditions.  If such conditions change, then an adjustment to the carrying value of the Company’s long-lived assets could occur in the future period in which the conditions change.  To the extent that a property is impaired, the excess of the carrying amount of the property over its estimated fair value is charged to earnings. The Company believes that there were no impairments of the carrying values of its investments in real estate as of June 30, 2013.

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

Loans Receivable

Loans held for investment are intended to be held to maturity and, accordingly, are carried at cost, net of unamortized loan purchase discounts, and net of an allowance for loan losses when such loan is deemed to be impaired.  Loan purchase discounts are amortized over the term of the loan.  The Company considers a loan impaired when, based upon current information and events, it is probable that it will be unable to collect all amounts due for both principal and interest according to the contractual terms of the loan agreement.  Significant judgments are required in determining whether impairment has occurred.  The Company performs an impairment analysis by comparing either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable current market price or the fair value of the underlying collateral to the net carrying value of the loan, which may result in an allowance and corresponding loan loss charge.  Loans receivable are included in other assets on the accompanying consolidated balance sheets.

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

Amortization expense related to in-place leases was approximately $5.4 million and $1.2 million for the three months ended June 30, 2013 and 2012, respectively, and $10.9 million and $2.1 million for the six months ended June 30, 2013 and 2012, respectively.  Accumulated amortization at June 30, 2013 and December 31, 2012 was approximately $22.9 million and $12.4 million, respectively.  Intangible assets, net of amortization, are included in other assets on the accompanying consolidated balance sheets and the amortization of intangible assets is included in depreciation and amortization expense in the accompanying consolidated statements of comprehensive income.

Mortgage Debt - Premiums and Discounts

Mortgage debt premiums and discounts represent fair value adjustments to account for the difference between the stated rates and market rates of mortgage debt assumed in connection with the Company’s property acquisitions.  The mortgage debt premiums and discounts are amortized to interest expense over the term of the related mortgage loans using the effective-interest method.  The amortization of mortgage debt premiums and discounts resulted in a net decrease to interest expense of approximately $3.5 million and $0.2 million for the three months ended June 30, 2013 and 2012, respectively, and $7.1 million and $0.5 million for the six months ended June 30, 2013 and 2012, respectively.  Mortgage debt premiums and discounts are included in secured mortgage, construction and bond debt on the accompanying consolidated balance sheets and amortization of mortgage debt premiums and discounts is included in interest expense on the accompanying consolidated statements of comprehensive income.

Unsecured Notes - Original Issue Discount

In April 2013, the Company issued $400 million of senior unsecured notes at 99.659 percent of par value (see Note 7) and recorded an original issue discount of approximately $1.4 million.  The original issue discount is amortized to interest expense over the term of the unsecured notes using the effective-interest method.  The unamortized original issue discount was approximately $1.3 million as of June 30, 2013 and is included in unsecured notes on the accompanying consolidated balance sheets and amortization of the original issue discount of $28,000 for the three and six months ended June 30, 2013 is included in interest expense on the accompanying consolidated statements of comprehensive income.

Pre-development Expenditures

Pre-development expenditures such as architectural fees, permits and deposits associated with the pursuit of third-party and owned development projects are expensed as incurred, until such time that management believes it is probable that the contract will be executed and/or construction will commence.  Because the Company frequently incurs these pre-development expenditures before a financing commitment and/or required permits and authorizations have been obtained, the Company bears the risk of loss of these pre-development expenditures if financing cannot ultimately be arranged on acceptable terms or the Company is unable to successfully obtain the required permits and authorizations.  As such, management evaluates the status of third-party and owned projects that have not yet commenced construction on a periodic basis and expenses any deferred costs related to projects whose current status indicates the commencement of construction is unlikely and/or the costs may not provide future value to the Company in the form of revenues.  Such write-offs are included in third-party development and management services expenses (in the case of third-party development projects) or general and administrative expenses (in the case of owned development projects) on the accompanying consolidated statements of comprehensive income.  As of June 30, 2013, the Company has deferred approximately $5.8 million in pre-development costs related to third-party and owned development projects that have not yet commenced construction.  Such costs are included in other assets on the accompanying consolidated balance sheets.

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

The following potentially dilutive securities were outstanding for the three and six months ended June 30, 2013 and 2012, but were not included in the computation of diluted earnings per share because the effects of their inclusion would be anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Common OP Units (Note 9)	1,133,076	863,534	1,133,076	881,485
Preferred OP Units (Note 9)	114,128	114,128	114,128	114,128
Total potentially dilutive securities	1,247,204	977,662	1,247,204	995,613

The following is a summary of the elements used in calculating basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Numerator – basic and diluted earnings per share:
Income from continuing operations	$5,892	$10,795	$26,297	$28,833
Income from continuing operations attributable to noncontrolling interests	(584)	(650)	(1,355)	(1,392)
Income from continuing operations attributable to common shareholders	5,308	10,145	24,942	27,441
Amount allocated to participating securities	(220)	(198)	(492)	(456)
Income from continuing operations attributable to common shareholders, net of amount allocated to participating securities	5,088	9,947	24,450	26,985

Income from discontinued operations	2,774	2,212	4,750	4,979
Income from discontinued operations attributable to noncontrolling interests	(33)	(29)	(53)	(66)
Income from discontinued operations attributable to common shareholders	2,741	2,183	4,697	4,913
Net income attributable to common shareholders	$7,829	$12,130	$29,147	$31,898

Denominator:
Basic weighted average common shares outstanding	104,779,159	74,718,934	104,738,522	74,467,893
Restricted Stock Awards (Note 10)	611,523	586,846	639,271	617,147
Diluted weighted average common shares outstanding	105,390,682	75,305,780	105,377,793	75,085,040

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Earnings per share – basic:
Income from continuing operations attributable to common shareholders, net of amount allocated to participating securities	$0.05	$0.13	$0.23	$0.36
Income from discontinued operations attributable to common shareholders	$0.02	$0.03	$0.05	$0.07
Net income attributable to common shareholders	$0.07	$0.16	$0.28	$0.43

Earnings per share – diluted:
Income from continuing operations attributable to common shareholders, net of amount allocated to participating securities	$0.05	$0.13	$0.23	$0.36
Income from discontinued operations attributable to common shareholders	$0.02	$0.03	$0.05	$0.06
Net income attributable to common shareholders	$0.07	$0.16	$0.28	$0.42

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

The following is a summary of the elements used in calculating basic and diluted earnings per unit:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Numerator – basic and diluted earnings per unit:
Income from continuing operations	$5,892	$10,795	$26,297	$28,833
Income from continuing operations attributable to noncontrolling interests – partially owned properties	(483)	(491)	(995)	(983)
Income from continuing operations attributable to Series A preferred units	(42)	(42)	(87)	(83)
Amount allocated to participating securities	(220)	(198)	(492)	(456)
Income from continuing operations attributable to common unitholders, net of amount allocated to participating securities	5,147	10,064	24,723	27,311

Income from discontinued operations	2,774	2,212	4,750	4,979
Income from discontinued operations attributable to Series A preferred units	(3)	(3)	(4)	(8)
Income from discontinued operations attributable to common unitholders	2,771	2,209	4,746	4,971
Net income attributable to common unitholders	$7,918	$12,273	$29,469	$32,282

Denominator:
Basic weighted average common units outstanding	105,912,235	75,582,468	105,871,598	75,349,378
Restricted Stock Awards (Note 10)	611,523	586,846	639,271	617,147
Diluted weighted average common units outstanding	106,523,758	76,169,314	106,510,869	75,966,525

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Earnings per unit - basic:
Income from continuing operations attributable to common unitholders, net of amount allocated to participating securities	$0.05	$0.13	$0.23	$0.36
Income from discontinued operations attributable to common unitholders	$0.02	$0.03	$0.05	$0.07
Net income attributable to common unitholders	$0.07	$0.16	$0.28	$0.43

Earnings per unit - diluted:
Income from continuing operations attributable to common unitholders, net of amount allocated to participating securities	$0.05	$0.13	$0.23	$0.36
Income from discontinued operations attributable to common unitholders	$0.02	$0.03	$0.05	$0.06
Net income attributable to common unitholders	$0.07	$0.16	$0.28	$0.42

3.        Property Dispositions and Discontinued Operations

The following five owned off-campus properties were classified as Held for Sale on the accompanying consolidated balance sheet as of June 30, 2013:

Property	Location	Primary University Served	Units	Beds
The Village at Blacksburg (1)	Blacksburg, VA	Virginia Tech University	288	1,056
State College Park (1)	State College, PA	Penn State University	196	752
University Pines (1)	Statesboro, GA	Georgia Southern University	144	552
Northgate Lakes (1)	Orlando, FL	The University of Central Florida	194	710
University Mills	Cedar Falls, IA	University of Northern Iowa	121	481

(1)	Property was sold in July 2013 (see Note 15).

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
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The properties discussed above are included in the wholly-owned properties segment (see Note 14).  Below is a summary of the results of operations for the properties discussed above:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Total revenues	$5,238	$6,311	$10,472	$13,488
Total operating expenses	(2,061)	(2,513)	(3,979)	(5,244)
Depreciation and amortization	(232)	(1,216)	(1,293)	(2,446)
Operating income	2,945	2,582	5,200	5,798
Total nonoperating expenses	(171)	(453)	(450)	(902)
Net income	$2,774	$2,129	$4,750	$4,896

4.        Investments in Wholly-Owned Properties

Wholly-owned properties consisted of the following:

	June 30, 2013	December 31, 2012
Land (1) (2) (3)	$535,308	$550,274
Buildings and improvements	4,241,518	4,351,239
Furniture, fixtures and equipment (2)	229,193	227,409
Construction in progress (2) (3)	309,510	138,923
	5,315,529	5,267,845
Less accumulated depreciation	(447,647)	(396,469)
Wholly-owned properties, net (4)	$4,867,882	$4,871,376

(1)
The land balance above includes undeveloped land parcels with book values of approximately $25.3 million and $30.7 million as of June 30, 2013 and December 31, 2012, respectively.  Also includes land totaling approximately $47.0 million and $41.6 million as of June 30, 2013 and December 31, 2012, respectively, related to properties under development.

(2)
Land, furniture, fixtures and equipment and construction in progress as of June 30, 2013 include $7.7 million, $0.6 million and $20.8 million, respectively, related to the Townhomes at Newtown Crossing property located in Lexington, Kentucky, that will serve students attending the University of Kentucky.  In July 2012, the Company entered into a purchase and contribution agreement with a private developer whereby the Company is obligated to purchase the property as long as the developer meets certain construction completion deadlines and other closing conditions.  The development of the property is anticipated to be completed in August 2013.  The entity that owns Townhomes at Newtown Crossing is deemed to be a variable interest entity (“VIE”), and the Company is determined to be the primary beneficiary of the VIE.  As such, the assets and liabilities of the entity owning the property are included in the Company’s and the Operating Partnership’s consolidated financial statements.

(3)
Land and construction in progress as of June 30, 2013 include $3.2 million and $18.0 million, respectively, related to an additional phase currently under development at The Lodges of East Lansing located in East Lansing, Michigan that will serve students attending Michigan State University.  Concurrent with the purchase of the Kayne Anderson Portfolio on November 30, 2012, the Company entered into a purchase and sale agreement whereby the Company is obligated to purchase this additional phase as long as the developer meets certain construction completion deadlines and other closing conditions.  The development of the additional phase is anticipated to be completed in August 2013.  The entity that owns The Lodges of East Lansing Phase II is deemed to be a variable interest entity (“VIE”), and the Company is determined to be the primary beneficiary of the VIE.  As such, the assets and liabilities of the entity owning the property are included in the Company’s and the Operating Partnership’s consolidated financial statements.

(4)
The balances above exclude the net book value of five properties, The Village at Blacksburg, State College Park, University Mills, University Pines and Northgate Lakes which are classified as wholly-owned properties Held for Sale in the accompanying consolidated balance sheet as of June 30, 2013.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

5.        On-Campus Participating Properties

On-campus participating properties are as follows:

			Historical Cost
Lessor/University	Lease Commencement	Required Debt Repayment (1)	June 30, 2013	December 31, 2012
Texas A&M University System / Prairie View A&M University (2)	2/1/96	9/1/23	$41,735	$41,485

Texas A&M University System / Texas A&M International	2/1/96	9/1/23	6,683	6,651

Texas A&M University System / Prairie View A&M University (3)	10/1/99	8/31/25/ 8/31/28	26,096	25,766

University of Houston System / University of Houston (4)	9/27/00	8/31/35	36,032	35,936
			110,546	109,838
Less accumulated amortization			(54,848)	(52,492)
On-campus participating properties, net			$55,698	$57,346

(1)	Represents the effective lease termination date. The Leases terminate upon the earlier to occur of the final repayment of the related debt or the end of the contractual lease term.

(2)	Consists of three phases placed in service between 1996 and 1998.

(3)	Consists of two phases placed in service in 2000 and 2003.

(4)	Consists of two phases placed in service in 2001 and 2005.

6.        Investments in Unconsolidated Joint Ventures

As of June 30, 2013, the Company owned a noncontrolling interest in one unconsolidated joint venture that is accounted for utilizing the equity method of accounting.  The investment consists of a noncontrolling equity interest in a joint venture with the United States Navy that owns military housing privatization projects located on naval bases in Norfolk and Newport News, Virginia.  In 2010, the Company discontinued applying the equity method in regards to its investment in this joint venture as a result of the Company’s share of losses exceeding its investment in the joint venture.  Because the Company has not guaranteed any obligations of the investee and is not otherwise committed to provide further financial support to the investee, it therefore suspended recording its share of losses once the investment was reduced to zero.  We also earn fees for providing management services to this joint venture, which totaled approximately $0.4 million for each of the three month periods ended June 30, 2013 and 2012 and $0.8 million for each of the six month periods ended June 30, 2013 and 2012.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

7.        Debt

A summary of the Company’s outstanding consolidated indebtedness, including unamortized debt premiums and discounts, is as follows:

	June 30, 2013	December 31, 2012
Debt secured by wholly-owned properties:
Mortgage loans payable
Unpaid principal balance	$1,258,040	$1,288,482
Unamortized debt premiums	82,224	90,091
Unamortized debt discounts	(2,777)	(3,506)
	1,337,487	1,375,067
Construction loans payable (1)	86,432	57,355
	1,423,919	1,432,422
Debt secured by on-campus participating properties:
Mortgage loan payable	31,578	31,768
Bonds payable	44,915	44,915
	76,493	76,683

Secured agency facility	104,000	104,000
Unsecured notes, net of unamortized original issue discount	398,664	-
Unsecured revolving credit facility	97,200	258,000
Unsecured term loan	350,000	350,000
Total debt	$2,450,276	$2,221,105

(1)
Construction loans payable as of June 30, 2013 and December 31, 2012 includes $41.8 million and $12.7 million, respectively, related to two constructions loans that are financing the development and construction of Townhomes at Newtown Crossing and The Lodges of East Lansing Phase II, both VIEs the Company is including in its consolidated financial statements (see Note 4). The creditors of these construction loans do not have recourse to the assets of the Company.

Unsecured Notes

In April 2013, the Operating Partnership issued $400 million in senior unsecured notes under its existing shelf registration.  These 10-year notes were issued at 99.659 percent of par value with a coupon of 3.750 percent and a yield of 3.791 percent, and are fully and unconditionally guaranteed by the Company.  Interest on the notes is payable semi-annually on April 15 and October 15, with the first payment beginning on October 15, 2013.  The notes will mature on April 15, 2023.  Net proceeds from the sale of the unsecured notes totaled approximately $394.4 million after deducting the underwriting discount and estimated offering expenses.  The Company used $321.0 million of the offering proceeds to pay down the outstanding balance on its revolving credit facility in full.  The terms of the unsecured notes include certain financial covenants that require the Operating Partnership to limit the amount of total debt and secured debt as a percentage of total asset value, as defined.  In addition, the Operating Partnership must maintain a minimum ratio of unencumbered asset value to unsecured debt, as well as a minimum interest coverage level.  As of June 30, 2013, the Company was in compliance with all such covenants.

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

Availability under the revolving credit facility is limited to an “aggregate borrowing base amount” equal to 60% of the value of the Company’s unencumbered properties, calculated as set forth in the Credit Facility.  Additionally, the Company is required to pay a facility fee of 0.30% per annum on the $450 million revolving credit facility.  As of June 30, 2013, the revolving credit facility bore interest at a weighted average annual rate of 1.95% (inclusive of the facility fee discussed above), and availability under the revolving credit facility totaled $352.8 million.

The terms of the Credit Facility include certain restrictions and covenants, which limit, among other items, the incurrence of additional indebtedness, liens, and the disposition of assets.  The facility contains customary affirmative and negative covenants and also contains financial covenants that, among other things, require the Company to maintain certain minimum ratios of “EBITDA” (earnings before interest, taxes, depreciation and amortization) to fixed charges and total indebtedness.  The Company may not pay distributions that exceed a specified percentage of funds from operations, as adjusted, for any four consecutive quarters.  The financial covenants also include consolidated net worth and leverage ratio tests.  As of June 30, 2013, the Company was in compliance with all such covenants.

Secured Agency Facility

The Company has a $125 million secured revolving credit facility with a Freddie Mac lender.  The facility has a five-year term and is currently secured by 10 properties referred to as the “Collateral Pool.”  The facility bears interest at one- or three-month LIBOR plus a spread that varies based on the debt service ratio of the Collateral Pool.  Additionally, the Company is required to pay an unused commitment fee of 1.0% per annum.  As of June 30, 2013, the secured agency facility bore interest at a weighted average annual rate of 2.23%.  The secured agency facility includes some, but not all, of the same financial covenants as the unsecured credit facility, described above.  As of June 30, 2013, the Company was in compliance with all such covenants.

8.        Stockholders’ Equity / Partners’ Capital

In March 2013, the Company established a new at-the-market share offering program (the “ATM Equity Program”) through which the Company may issue and sell, from time to time, shares of common stock having an aggregate offering price of up to $500 million.  Actual sales under the program will depend on a variety of factors, including, but not limited to, market conditions, the trading price of the Company’s common stock and determinations of the appropriate sources of funding for the Company.  The Company has not sold any shares under the ATM Equity Program and has $500.0 million available for issuance under this program as of June 30, 2013.

9.        Noncontrolling Interests

Operating Partnership

Partially-owned properties: As of June 30, 2013, the Operating Partnership consolidates four joint ventures that own and operate The Varsity, University Village at Sweet Home, University Centre and Villas at Chestnut Ridge owned-off campus properties.  The portion of net assets attributable to the third-party partners in these joint ventures is classified as “noncontrolling interests - partially owned properties” within capital on the accompanying consolidated balance sheets of the Operating Partnership.  Accordingly, the third-party partners’ share of the income or loss of the joint ventures is reported on the consolidated statements of comprehensive income of the Operating Partnership as “net income attributable to noncontrolling interests – partially owned properties.”

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

OP Units:  For the portion of OP Units that the Operating Partnership is required, either by contract or securities law, to deliver registered common shares of ACC to the exchanging OP unit holder, or for which the Operating Partnership has the intent or history of exchanging such units for cash, we classify the units as “redeemable limited partners” in the mezzanine section of the consolidated balance sheets of the Operating Partnership.  The units classified as such include Series A preferred units as well as common units that are not held by ACC or ACC Holdings.  The value of redeemable limited partners on the consolidated balance sheets of the Operating Partnership is reported at the greater of fair value or historical cost at the end of each reporting period.  Changes in the value from period to period are charged to limited partner’s capital on the consolidated statement of changes in capital of the Operating Partnership.  Below is a table summarizing the activity of redeemable limited partners for the six months ended June 30, 2013:

Balance, December 31, 2012	$57,534
Net income	413
Distributions	(882)
Adjustments to reflect redeemable limited partner units at fair value	(4,734)
Balance, June 30, 2013	$52,331

During the year ended December 31, 2012, 88,457 common OP units were converted into an equal number of shares of ACC’s common stock and none were converted during the six months ended June 30, 2013.  As of June 30, 2013 and December 31, 2012, approximately 1.2% of the equity interests of the Operating Partnership were held by owners of common OP Units and Series A preferred units not held by ACC or ACC Holdings.

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

10.     Incentive Award Plan

Restricted Stock Units (“RSUs”)

Upon reelection to the Board of Directors in May 2013, all members of the Company’s Board of Directors were granted restricted stock units (“RSUs”) in accordance with the American Campus Communities, Inc. 2010 Incentive Award Plan (the “Plan”).  These RSUs were valued at $95,000 for the Chairman of the Board of Directors and at $71,500 for all other members.  The number of RSUs was determined based on the fair market value of the Company’s stock on the date of grant, as defined in the Plan.  All awards vested and settled immediately on the date of grant, and the Company delivered shares of common stock and cash, as determined by the Compensation Committee of the Board of Directors. A compensation charge of approximately $0.5 million was recorded during the three months ended June 30, 2013 related to these awards.

A summary of ACC’s RSUs under the Plan as of June 30, 2013 and activity during the six months then ended is presented below:

Number of RSUs
Outstanding at December 31, 2012	-
Granted	10,265
Settled in common shares	(4,572)
Settled in cash	(5,693)
Outstanding at June 30, 2013	-

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Restricted Stock Awards (“RSAs”)

A summary of ACC’s RSAs under the Plan as of June 30, 2013 and activity during the six months then ended, is presented below:

Number of RSAs
Nonvested balance at December 31, 2012	575,668
Granted	230,800
Vested	(111,533)
Forfeited	(85,972)
Nonvested balance at June 30, 2013	608,963

The fair value of RSA’s is calculated based on the closing market value of ACC’s common stock on the date of grant.  The fair value of these awards is amortized to expense over the vesting periods, which amounted to approximately $1.6 million and $1.3 million for the three months ended June 30, 2013 and 2012, respectively, and $3.2 million and $2.6 million for the six months ended June 30, 2013 and 2012, respectively.

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

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements.  To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy.  Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.  The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Loss and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  No portion of designated hedges was ineffective during the six months ended June 30, 2013 and 2012.

As discussed in Note 7, the Company has four interest rate swap contracts with notional amounts totaling $350 million to hedge the variable cash flows associated with interest payments on the LIBOR-based unsecured term loan.  In addition, the Company has an interest rate swap contract with a notional amount of $31.6 million used to hedge the variable cash flows associated with the Cullen Oaks Phase I and Phase II loans.
The following table summarizes the Company’s outstanding interest rate swap contracts as of June 30, 2013:

Date Entered	Effective Date	Maturity Date	Pay Fixed Rate	Receive Floating Rate Index	Notional Amount	Fair Value
Feb. 12, 2007	Feb. 15, 2007	Feb. 15, 2014	6.689%	LIBOR – 1 mo. plus 1.35%	$31,578	$(1,024)
Feb. 2, 2012	Feb. 2, 2012	Jan. 2, 2017	0.8695%	LIBOR – 1 month	125,000	47
Feb. 2, 2012	Feb. 2, 2012	Jan. 2, 2017	0.88%	LIBOR – 1 month	100,000	(10)
Feb. 2, 2012	Feb. 2, 2012	Jan. 2, 2017	0.8875%	LIBOR – 1 month	62,500	(33)
Feb. 2, 2012	Feb. 2, 2012	Jan. 2, 2017	0.889%	LIBOR – 1 month	62,500	(27)
				Total	$381,578	$(1,047)

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of June 30, 2013 and December 31, 2012:

	Asset Derivatives			Liability Derivatives
		Fair Value as of			Fair Value as of
Description	Balance Sheet Location	June 30, 2013	December 31, 2012	Balance Sheet Location	June 30, 2013	December 31, 2012

Interest rate swaps contracts	Other assets	$47	$-	Other liabilities	$1,094	$6,661
Total derivatives designated as hedging instruments		$47	$-		$1,094	$6,661

12.     Fair Value Disclosures

The following table presents information about the Company’s financial instruments measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.  In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities the Company has the ability to access.  Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.  Level 2 inputs include quoted prices for similar assets and liabilities in active markets and inputs other than quoted prices observable for the asset or liability, such as interest rates and yield curves observable at commonly quoted intervals.  Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

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

Disclosures concerning financial instruments measured at fair value are as follows:

	Fair Value Measurements as of
	June 30, 2013				December 31, 2012
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Derivative financial instruments	$-	$47	$-	$47	$-	$-	$-	$-
Liabilities:
Derivative financial instruments	$-	$1,094	$-	$1,094	$-	$6,661	$-	$6,661
Mezzanine:
Redeemable noncontrolling interests(Company)/ Redeemable limited Partners (Operating Partnership)	$-	$52,331	$-	$52,331	$-	$57,534	$-	$57,534

The Company uses derivative financial instruments, specifically interest rate swaps, for nontrading purposes.  The Company uses interest rate swaps to manage interest rate risk arising from previously unhedged interest payments associated with variable rate debt.  Through June 30, 2013, derivative financial instruments were designated and qualified as cash flow hedges.  Derivative contracts with positive net fair values inclusive of net accrued interest receipts or payments are recorded in other assets.  Derivative contracts with negative net fair values, inclusive of net accrued interest payments or receipts, are recorded in other liabilities.  The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative.  This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves.  The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts).  The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.

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

Although the Company has determined the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparty.  However, as of June 30, 2013 and December 31, 2012, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivative financial instruments.  As a result, the Company has determined each of its derivative valuations in its entirety is classified in Level 2 of the fair value hierarchy.

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

Other Fair Value Disclosures

Cash and Cash Equivalents, Restricted Cash, Student Contracts Receivable, Mezzanine Loans Receivable, Other Assets, Accounts Payable and Accrued Expenses and Other Liabilities:  The Company estimates that the carrying amount approximates fair value, due to the short maturity of these instruments.

Derivative Instruments: These instruments are reported on the balance sheet at fair value, which is based on calculations provided by independent, third-party financial institutions and represent the discounted future cash flows expected, based on the projected future interest rate curves over the life of the instrument.

Secured Agency Facility, Unsecured Term Loan, Unsecured Revolving Credit Facility and Construction Loans: The fair value of these instruments approximates carrying values due to the variable interest rate feature of these instruments.

Loans Receivable:  In April 2013, the Company acquired a protective advance note and outstanding bond insurer claim (collectively “loans receivable”).  See Note 13 herein for additional details regarding this transaction.  The fair value of loans receivable is based on a discounted cash flow analysis consisting of scheduled cash flows and discount rate estimates to approximate those that a willing buyer and seller might use.  These financial instruments utilize Level 3 inputs.

Unsecured Notes: In calculating the fair value of unsecured notes, interest rate and spread assumptions reflect current creditworthiness and market conditions available for the issuance of unsecured notes with similar terms and remaining maturities.  These financial instruments utilize Level 2 inputs.

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

The table below contains the estimated fair value and related carrying amounts for the Company’s financial instruments as of June 30, 2013 and December 31, 2012:

	June 30, 2013		December 31, 2012
	Estimated	Carrying	Estimated	Carrying
	Fair Value	Amount	Fair Value	Amount
Assets:
Loans receivable	$49,154	$49,707	$-	$-
Liabilities:
Unsecured notes	$383,680	$398,664	$-	$-
Mortgage loans	1,368,492	1,369,065	1,437,851	1,406,835
Bonds payable	48,021	44,915	52,778	44,915

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

In the normal course of business, the Company enters into various development-related purchase commitments with parties that provide development-related goods and services.  In the event that the Company was to terminate development services prior to the completion of projects under construction, the Company could potentially be committed to satisfy outstanding purchase orders with such parties.  At June 30, 2013, management did not anticipate any material deviations from schedule or budget related to third-party development projects currently in progress.

The Company has estimated the fair value of guarantees entered into to be immaterial.  The Company’s estimated maximum exposure amount under the above guarantees is approximately $6.1 million as of June 30, 2013.

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

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The Company and three of its subsidiaries were parties to a lawsuit brought by National Public Finance Guaranty Corporation, as assignee of the claims of CaPFA Capital Corp. 2000F (“CaPFA”), in May 2010 in the Orange County Florida, Complex Business Division, relating to a student housing property located near the University of Central Florida (“UCF”) in Orlando, Florida.  The property was managed by a subsidiary of GMH Communities Trust (“GMH”, which subsidiary was indirectly acquired by the Company as part of the acquisition of GMH in June 2008) pursuant to a property management agreement between such subsidiary and CaPFA.  The suit alleged, among other things, a breach of such management agreement, breach of contract implied in fact and breach of fiduciary obligations by the Company and such subsidiaries.  The complaint sought unspecified compensatory damages, including lost profits and attorneys’ fees.

The litigation was settled and dismissed on April 22, 2013.  Pursuant to the terms of the settlement agreement, the Company acquired a protective advance note and outstanding bond insurer claim (collectively, “loans receivable”) from National Public Finance Guarantee Corporation for an aggregate of approximately $52.8 million.  The loans receivable are secured by a lien on, and the cash flows from, two student housing properties in close proximity to the University of Central Florida and carry an interest rate of 5.12%.  In connection with our purchase of these loans receivable, the Company recorded a purchase discount of approximately $3.6 million to reflect the difference between the face value of the loans receivable and the present value of the cash flows anticipated to be received under the loans receivable, based on management’s estimate of market interest rates in place as of the settlement date.  Concurrent with recording this $3.6 million purchase discount, the Company recognized litigation settlement costs of $2.8 million in excess of amounts provided by insurance.

Letters of Intent:  In the ordinary course of the Company’s business, the Company enters into letters of intent indicating a willingness to negotiate for acquisitions, dispositions, joint ventures, or other investment transactions.  Such letters of intent are non-binding, and neither party to the letter of intent is obligated to pursue negotiations unless and until a definitive contract is entered into by the parties.  Even if definitive contracts are entered into, the letters of intent relating to the acquisition and disposition of real property and resulting contracts generally contemplate that such contracts will provide the acquirer with time to evaluate the property and conduct due diligence, during which periods the acquirer will have the ability to terminate the contracts without penalty or forfeiture of any deposit or earnest money.  There can be no assurance that definitive contracts will be entered into with respect to any matter covered by letters of intent or that the Company will consummate any transaction contemplated by any definitive contract.  Furthermore, due diligence periods for real property are frequently extended as needed.  Once the due diligence period expires, the Company is then at risk under a real property acquisition contract, but only to the extent of any earnest money deposits associated with the contract.

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

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Wholly-Owned Properties
Rental revenues	$147,246	$90,695	$301,324	$184,604
Interest and other income	8	12	22	24
Total revenues from external customers	147,254	90,707	301,346	184,628
Operating expenses before depreciation, amortization, ground/facility lease and allocation of corporate overhead	(70,249)	(42,964)	(137,705)	(84,531)
Ground/facility leases	(640)	(281)	(1,304)	(695)
Interest expense	(11,030)	(6,858)	(22,874)	(14,326)
Operating income before depreciation, amortization, and allocation of corporate overhead	$65,335	$40,604	$139,463	$85,076
Depreciation and amortization	$45,854	$21,739	$90,149	$43,397
Capital expenditures	$102,488	$101,287	$202,062	$197,467
Total segment assets at June 30,	$5,083,310	$3,075,252	$5,083,310	$3,075,252

On-Campus Participating Properties
Rental revenues	$4,703	$4,712	$12,805	$12,679
Interest and other income	2	4	4	8
Total revenues from external customers	4,705	4,716	12,809	12,687
Operating expenses before depreciation, amortization, ground/facility lease and allocation of corporate overhead	(2,742)	(2,612)	(5,065)	(4,907)
Ground/facility lease	(520)	(523)	(1,059)	(1,073)
Interest expense	(1,380)	(1,425)	(2,755)	(2,857)
Operating income before depreciation, amortization and allocation of corporate overhead	$63	$156	$3,930	$3,850
Depreciation and amortization	$1,182	$1,159	$2,356	$2,314
Capital expenditures	$373	$617	$708	$762
Total segment assets at June 30,	$69,951	$72,972	$69,951	$72,972

Development Services
Development and construction management fees	$555	$3,866	$1,034	$5,960
Operating expenses	(2,793)	(2,361)	(5,382)	(5,100)
Operating (loss) income before depreciation, amortization and allocation of corporate overhead	$(2,238)	$1,505	$(4,348)	$860
Total segment assets at June 30,	$3,012	$20,686	$3,012	$20,686

Property Management Services
Property management fees from external customers	$1,924	$1,638	$3,633	$3,396
Intersegment revenues	5,211	3,725	10,586	7,608
Total revenues	7,135	5,363	14,219	11,004
Operating expenses	(2,549)	(2,420)	(5,121)	(5,134)
Operating income before depreciation, amortization and allocation of corporate overhead	$4,586	$2,943	$9,098	$5,870
Total segment assets at June 30,	$6,369	$4,009	$6,369	$4,009

Reconciliations
Total segment revenues	$159,649	$104,652	$329,408	$214,279
Unallocated interest income earned on corporate cash	937	397	1,347	895
Elimination of intersegment revenues	(5,211)	(3,725)	(10,586)	(7,608)
Total consolidated revenues, including interest income	$155,375	$101,324	$320,169	$207,566
Segment operating income before depreciation, amortization and allocation of corporate overhead	$67,746	$45,208	$148,143	$95,656
Depreciation and amortization	(48,893)	(24,233)	(96,117)	(48,389)
Net unallocated expenses relating to corporate overhead	(12,706)	(10,024)	(22,419)	(18,444)
Income from unconsolidated joint ventures	-	-	-	444
Other nonoperating expense	-	-	(2,800)	(122)
Income tax provision	(255)	(156)	(510)	(312)
Income from continuing operations	$5,892	$10,795	$26,297	$28,833

Total segment assets	$5,162,642	$3,172,919	$5,162,642	$3,172,919
Unallocated corporate assets	129,003	67,590	129,003	67,590
Total assets at June 30,	$5,291,645	$3,240,509	$5,291,645	$3,240,509

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

15.     Subsequent Events

Dispositions:  On July 10, 2013, the Company sold three unencumbered wholly-owned properties (The Village at Blacksburg, State College Park and University Pines) for a combined sales price of approximately $117.9 million, resulting in net proceeds of approximately $115.8 million.  Proceeds from the sale of these properties were used to pay down the outstanding balance on the Company’s revolving credit facility in full.

On July 24, 2013, the Company sold Northgate Lakes for a sales price of approximately $39.6 million resulting in proceeds of approximately $38.5 million.  This property was included in the 10-property Collateral Pool which secures our agency facility (see Note 7).  As a result, concurrent with the sale of this property, $15.5 million of the secured agency facility was paid down.

Acquisitions:  On July 25, 2013, the Company acquired 7th Street Station, an 82-unit, 309-bed wholly-owned property located near the campus of Oregon State University in Corvallis, Oregon, for a purchase price of $26.5 million.  The Company did not assume any property-level debt as part of this transaction.

Distributions:  On August 1, 2013, the Company declared a second quarter 2013 distribution per share of $0.36 which will be paid on August 29, 2013 to all common stockholders of record as of August 15, 2013.  At the same time, the Operating Partnership will pay an equivalent amount per unit to holders of common OP Units, as well as the quarterly cumulative preferential distribution to holders of Series A preferred units (see Note 9).

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

Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following: general risks affecting the real estate industry; risks associated with changes in University admission or housing policies; risks associated with the availability and terms of financing and the use of debt to fund acquisitions and developments; failure to manage effectively our growth and expansion into new markets or to integrate acquisitions successfully; risks and uncertainties affecting property development and construction; risks associated with downturns in the national and local economies, volatility in capital and credit markets, increases in interest rates, and volatility in the securities markets; costs of compliance with the Americans with Disabilities Act and other similar laws; potential liability for uninsured losses and environmental contamination; risks associated with our Company’s potential failure to qualify as a REIT under the Internal Revenue Code of 1986 (the “Code”), as amended, and possible adverse changes in tax and environmental laws; and the other factors discussed in the “Risk Factors” contained in Item 1A of our Form 10-K for the year ended December 31, 2012.

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

Property Portfolio

As of June 30, 2013, our total owned property portfolio contained 162 properties, consisting of owned off-campus student housing properties that are in close proximity to colleges and universities, American Campus Equity (“ACE®”) properties operated under ground/facility leases with university systems and on-campus participating properties operated under ground/facility leases with the related university systems.  Of the 162 properties, 11 were under development as well as an additional phase under development at an existing property as of June 30, 2013, and when completed will consist of a total of approximately 6,900 beds in approximately 2,000 units.  Our communities contain modern housing units and are supported by a resident assistant system and other student-oriented programming, with many offering resort-style amenities.

As of June 30, 2013, through ACC’s taxable REIT subsidiary (“TRS”) entities, we provided third-party management and leasing services for 31 properties, bringing our total owned and third-party managed portfolio to 193 properties.  Third-party management and leasing services are typically provided pursuant to management contracts that have initial terms that range from one to five years.  Below is a summary of our property portfolio as of June 30, 2013:

Property portfolio:	Properties	Units	Beds
Wholly-owned operating properties:
Off-campus properties (1)	137	25,586	79,608
On-campus ACE	10	2,666	8,492
Subtotal – operating properties	147	28,252	88,100

Wholly-owned properties under development:
Off-campus properties (2) (3)	7	1,286	4,627
On-campus ACE	4	684	2,227
Subtotal – properties under development	11	1,970	6,854

Total wholly-owned properties	158	30,222	94,954

On-campus participating properties	4	1,863	4,519

Total owned property portfolio	162	32,085	99,473

Managed properties	31	9,537	23,977

Total property portfolio	193	41,622	123,450

(1)	Includes five properties classified as Held for Sale as of June 30, 2013.

(2)
Includes Townhomes at Newton Crossing, a 152-unit, 608-bed property we did not own as of June 30, 2013, but are obligated to purchase as long as the developer meets certain construction completion deadlines and other closing conditions.  The development of the property is anticipated to be completed in August 2013.

(3)
Includes The Lodges of East Lansing Phase II, a 144-unit, 366-bed additional phase at an existing property we did not own as of June 30, 2013, but are obligated to purchase as long as the developer meets certain construction completion deadlines and other closing conditions.  The development of the additional phase is anticipated to be completed in August 2013.

Wholly-owned development activity

Our wholly-owned properties consist of owned off-campus properties that are in close proximity to colleges and universities and on-campus ACE properties operated under ground/facility leases with related university systems.  At June 30, 2013, we were in the process of constructing seven owned off-campus properties, four ACE on-campus properties and an additional phase at an existing off-campus property.  These properties are summarized in the table below:

Project	Project Type	Location	Primary University Served	Units	Beds	Estimated Project Cost	Total Costs Incurred	Scheduled to Open for Occupancy

Manzanita Hall	ACE	Tempe, AZ	Arizona State University	241	816	$50,300	$36,784	August 2013

The Callaway House	Off-campus	Austin, TX	The University of Texas at Austin	219	753	61,600	53,461	August 2013
Chestnut Square	ACE	Philadelphia, PA	Drexel University	220	861	97,600	83,298	September 2013

U Club on Woodward	Off-campus	Tallahassee, FL	Florida State University	112	448	29,000	26,837	August 2013

Townhomes at Overton Park	Off-campus	Lubbock, TX	Texas Tech University	112	448	29,200	26,915	August 2013

601 Copeland	Off-campus	Tallahassee, FL	Florida State University	81	283	22,100	15,571	August 2013

University View (PVAMU Phase VII)	ACE	Prairie View, TX	Prairie View A&M University	96	336	15,600	12,759	August 2013

Townhomes at Newtown Crossing (1)	Off-campus	Lexington, KY	University of Kentucky	152	608	38,750	29,178	August 2013

The Lodges of East Lansing Phase II (2)	Off-campus	East Lansing, MI	Michigan State University	144	366	32,300	21,184	August 2013

SUBTOTAL – 2013 DELIVERIES				1,377	4,919	$376,450	$305,987

The Plaza on University	Off-campus	Orlando, FL	University of Central Florida	364	1,313	112,300	47,724	August 2014
Stanworth Commons Phase I	ACE	Princeton, NJ	Princeton University	127	214	35,800	8,996	July 2014

U Club on Frey Phase II	Off-campus	Kennesaw, GA	Kennesaw State University	102	408	25,300	7,068	August 2014
SUBTOTAL – 2014 DELIVERIES				593	1,935	$173,400	$63,788
TOTAL – ALL PROJECTS				1,970	6,854	$549,850	$369,775

(1)	We did not own this property as of June 30, 2013 but are obligated to purchase the property as long as the developer meets certain construction completion deadlines and other closing conditions.

(2)
We did not own this additional phase at an existing property as of June 30, 2013 but are obligated to purchase the additional phase as long as the developer meets certain construction completion deadlines and other closing conditions.

Third-Party Development Services

Through ACC’s TRS entities, we provide development and construction management services for student housing properties owned by colleges and universities, charitable foundations and others.  As of June 30, 2013, we were under contract on a total of three third-party development projects that are currently in progress and whose fees range from $2.3 million to $3.2 million.  As of June 30, 2013, fees of approximately $2.5 million remained to be earned by us with respect to these projects, which have scheduled completion dates of August 2013 through August 2014.

Results of Operations

Comparison of the Three Months Ended June 30, 2013 and June 30, 2012

The following table presents our results of operations for the three months ended June 30, 2013 and 2012, including the amount and percentage change in these results between the two periods.

	Three Months Ended June 30,
	2013	2012	Change ($)	Change (%)
Revenues
Wholly-owned properties	$146,814	$90,510	$56,304	62.2%
On-campus participating properties	4,703	4,712	(9)	(0.2%)
Third-party development services	555	3,866	(3,311)	(85.6%)
Third-party management services	1,924	1,638	286	17.5%
Resident services	432	185	247	133.5%
Total revenues	154,428	100,911	53,517	53.0%

Operating expenses
Wholly-owned properties	69,595	42,903	26,692	62.2%
On-campus participating properties	2,929	2,801	128	4.6%
Third-party development and management services	2,422	2,626	(204)	(7.8%)
General and administrative	4,626	4,638	(12)	(0.3%)
Depreciation and amortization	47,477	23,266	24,211	104.1%
Ground/facility leases	1,160	804	356	44.3%
Total operating expenses	128,209	77,038	51,171	66.4%

Operating income	26,219	23,873	2,346	9.8%

Nonoperating income and (expenses)
Interest income	947	413	534	129.3%
Interest expense	(19,603)	(12,368)	(7,235)	58.5%
Amortization of deferred financing costs	(1,416)	(967)	(449)	46.4%
Total nonoperating expenses	(20,072)	(12,922)	(7,150)	55.3%

Income before income taxes and discontinued operations	6,147	10,951	(4,804)	(43.9%)
Income tax provision	(255)	(156)	(99)	63.5%
Income from continuing operations	5,892	10,795	(4,903)	(45.4%)

Discontinued operations
Income attributable to discontinued operations	2,774	2,129	645	30.3%
Gain from disposition of real estate	-	83	(83)	(100.0%)
Total discontinued operations	2,774	2,212	562	25.4%

Net income	8,666	13,007	(4,341)	(33.4%)
Net income attributable to noncontrolling interests
Redeemable noncontrolling interests	(134)	(188)	54	(28.7%)
Partially owned properties	(483)	(491)	8	(1.6%)
Net income attributable to noncontrolling interests	(617)	(679)	62	(9.1%)
Net income attributable to common shareholders	$8,049	$12,328	$(4,279)	(34.7%)

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

A reconciliation of our same store and new property operations to our consolidated statements of comprehensive income is set forth below:

	Same Store Properties (1)		New Properties (2)		Total - All Properties (1)
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2013	2012	2013	2012	2013	2012
Number of properties	92	92	50	2	142	94
Number of beds	55,396	55,396	29,153	1,234	84,549	56,630

Revenues (3)	$90,902	$89,326	$56,344	$1,369	$147,246	$90,695
Operating expenses	43,534	41,341	26,061	1,562	69,595	42,903

(1)	Excludes five properties classified as Held for Sale as of June 30, 2013 that are included in discontinued operations on the accompanying consolidated statements of comprehensive income.

(2)
Does not include properties under construction as of June 30, 2013.  Number of properties and number of beds also excludes properties undergoing redevelopment as of June 30, 2013, although the results of operations of those properties are included in revenues and operating expenses prior to commencement of redevelopment activities.

(3)	Includes revenues which are reflected as resident services revenue on the accompanying consolidated statements of comprehensive income.

Same Store Properties.  The increase in revenue from our same store properties was due to an increase in average rental rates for the 2012/2013 academic year as average occupancy remained constant at 94.0% for both three month periods ended June 30, 2013 and 2012.  Future revenues will be dependent on our ability to maintain our current leases in effect for the 2012/2013 academic year and our ability to obtain appropriate rental rates and desired occupancy for the 2013/2014 academic year at our various properties during our leasing period, which typically begins in January and ends in August.

The increase in operating expenses for our same store properties was primarily due to an increase in marketing costs incurred to stimulate leasing velocity for the 2013/2014 academic year.  We anticipate that operating expenses for our same store property portfolio for 2013 will increase as compared with 2012 primarily for the reason discussed above.

New Property Operations.  Our new properties for the three months ended June 30, 2013 consist of the following: (i) Avalon Heights, acquired in May 2012, (ii) University Commons, acquired in June 2012, (iii) The Block, acquired in August 2012, (iv) The Retreat, acquired in September 2012, (v) 11 owned development projects that opened for occupancy in August and September 2012 (vi) a 15-property student housing portfolio acquired in September 2012, (vii) a 19-property student housing portfolio acquired in November 2012, and (viii) University Edge, a property previously subject to a pre-sale agreement that we acquired in December 2012.

On-Campus Participating Properties (“OCPP”) Operations

We had four participating properties containing 4,519 beds which were operating during the three months ended June 30, 2013 and 2012.  Revenues from our participating properties remained constant at $4.7 million for both three month periods ended June 30, 2013 and 2012.  This occurred as a result of an increase in average rental rates for 2012/2013 academic year, offset by a decrease in average occupancy from 42.7% for the three months ended June 30, 2012 to 41.7% for the three months June 30, 2013.  Occupancy at our on-campus participating properties is low during the summer months due to the expiration of the 9-month leases concurrent with the end of the spring semester.

At these properties, operating expenses increased by approximately $0.1 million, from $2.8 million for the three months ended June 30, 2012 to $2.9 million for the three months ended June 30, 2013.  We anticipate that operating expenses in 2013 will increase slightly as compared with 2012 as a result of general inflation.

Third-Party Development Services Revenue

Third-party development services revenue decreased by approximately $3.3 million, from $3.9 million during the three months ended June 30, 2012 to $0.6 million for the three months ended June 30, 2013.  This decrease was primarily due to the closing of bond financing and commencement of construction for the Southern Oregon University projects and the commencement of construction on the Lakeside Graduate Community at Princeton University during the three months ended June 30, 2012, resulting in $2.6 million of revenue recognized during that period.  During the three months ended June 30, 2013, we had three projects in progress with an average contractual fee of approximately $2.7 million, as compared to the three months ended June 30, 2012 in which we had seven projects in progress with an average contractual fee of approximately $2.4 million.  We anticipate that third-party development services revenue in 2013 will decrease significantly as compared to 2012 as a result of fewer currently outstanding awarded projects in this business segment.

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

    Third-Party Management Services Revenue

Third-party management services revenue increased by approximately $0.3 million, from $1.6 million during the three months ended June 30, 2012 to $1.9 million for the three months ended June 30, 2013.  This increase was primarily a result of the recognition of incentive management fees from two of our third-party management contracts during the three months ended June 30, 2013.  We anticipate that third-party management services revenue in 2013 will increase as compared to 2012 for the reason discussed above.

    Third-Party Development and Management Services Expenses

Third party development and management services expenses decreased by approximately $0.2 million, from $2.6 million during the three months ended June 30, 2012 to $2.4 million for the three months ended June 30, 2013.  This decrease was primarily a result of the recent growth in our wholly-owned property portfolio, as well as a lower number of newly awarded contracts in this business segment during 2013 as compared to the prior year.  We anticipate that third-party development and management services expenses will continue to decrease in 2013 for these same reasons.

Depreciation and Amortization

Depreciation and amortization increased by approximately $24.2 million, from $23.3 million during the three months ended June 30, 2012 to $47.5 million for the three months ended June 30, 2013.  This increase was primarily a result of additional depreciation and amortization expense of approximately $18.0 million recorded during the three months ended June 30, 2013 related to properties acquired during 2012 and the completion of construction and opening of 11 owned development properties in August and September 2012, which contributed an additional $6.2 million of depreciation and amortization expense during the three months ended June 30, 2013.  We expect depreciation and amortization expense to increase significantly in 2013 as a result of properties acquired during 2012, the completion of 11 owned development projects in August and September 2012 and the anticipated completion of eight owned development projects and an additional phase at an existing property in August and September 2013.

    Ground/Facility Leases

Ground/facility leases expense increased by approximately $0.4 million, from $0.8 million during the three months ended June 30, 2012 to $1.2 million for the three months ended June 30, 2013.  This increase was primarily due to the completion of construction and commencement of operations of six ACE development projects during 2012.  We anticipate ground/facility leases expense to increase in 2013 as compared to 2012 due to the planned completion of construction on three ACE development projects in August and September 2013 and the timing of ACE development projects placed into service during 2012.

Interest Income

Interest income increased by approximately $0.5 million, from $0.4 million during the three months ended June 30, 2012 to $0.9 million during the three months ended June 30, 2013.  This increase was primarily a result of our purchase of $52.8 million in loans receivable on April 22, 2013.  These loans carry an interest rate of 5.12% with semiannual compounding and are secured by a lien on, and the cash flows from, two student housing properties in close proximity to the University of Central Florida.  We anticipate that interest income will increase in 2013 as compared to 2012 for the reason discussed above.

Interest Expense

Interest expense increased by approximately $7.2 million, from $12.4 million during the three months ended June 30, 2012 to $19.6 million for the three months ended June 30, 2013.  We incurred additional interest expense of approximately $5.5 million during the three months ended June 30, 2013 related to loans assumed in connection with 2012 property acquisitions.  We also incurred additional interest expense of approximately $3.7 million during the three months ended June 30, 2013 related to our $400 million offering of senior unsecured notes which settled on April 2, 2013.  Lastly, we incurred additional interest expense of approximately $0.3 million during the three months ended June 30, 2013 from construction loans used to partially finance the construction of two owned development projects which opened for occupancy in August 2012.  These increases were offset by a decrease of approximately $1.1 million during the three months ended June 30, 2013 as compared to the prior year as a result of mortgage and construction loans paid off during the past 12 months.  In addition, interest expense decreased by approximately $0.7 million during the three months ended June 30, 2013 related to decreased borrowings under our revolving credit facility.  On April 2, 2013, we used $321.0 million in proceeds from our unsecured notes offering to pay down in full the outstanding balance on our revolving credit facility.  Lastly, interest expense decreased as a result of an increase in capitalized interest of approximately $0.3 million due to the timing and volume of construction activities on our owned development projects during the respective periods.  We anticipate that interest expense will increase in 2013 as compared to 2012 as a result of our unsecured notes offering discussed above, as well as a full year of interest expense incurred on the loans assumed in connection with the 2012 property acquisitions.  These anticipated increases will be offset by a decrease in interest expense related to the payoff of mortgage debt in 2012 and the first half of 2013 and loans that are scheduled to mature during the latter half of 2013.

    Amortization of Deferred Financing Costs

Amortization of deferred financing costs increased approximately $0.4 million, from $1.0 million during the three months ended June 30, 2012 to $1.4 million for the three months ended June 30, 2013.  This increase was primarily due to an additional $0.3 million of finance cost amortization during the three months ended June 30, 2013, as a result of finance costs paid upon the assumption of mortgage debt in connection with 2012 property acquisitions.  We also incurred an additional $0.1 million of finance cost amortization during the three months ended June 30, 2013 as a result of offering costs paid in connection with our $400 million unsecured notes offering, which closed on April 2, 2013.  We anticipate that amortization of deferred financing costs will increase in 2013 as compared to 2012 for the reasons discussed above.

    Discontinued Operations

Discontinued operations on the accompanying consolidated statements of comprehensive income includes the following wholly-owned properties: (i) State College Park, University Mills, University Pines, The Village at Blacksburg and Northgate Lakes, wholly-owned properties that were classified as Held for Sale as of June 30, 2013, (ii) Brookstone Village and Campus Walk, wholly-owned properties sold in December 2012 for a combined sales price of $26.6 million, and (iii) Pirates Cove, sold in April 2012 for a sales price of $27.5 million.  Refer to Note 3 in the accompanying Notes to Consolidated Financial Statements contained in Item 1 herein for a table summarizing the results of operations of the properties classified within discontinued operations.

Comparison of the Six Months Ended June 30, 2013 and June 30, 2012

The following table presents our results of operations for the six months ended June 30, 2013 and 2012, including the amount and percentage change in these results between the two periods.

	Six Months Ended June 30,
	2013	2012	Change ($)	Change (%)
Revenues
Wholly-owned properties	$300,295	$184,076	$116,219	63.1%
On-campus participating properties	12,805	12,679	126	1.0%
Third-party development services	1,034	5,960	(4,926)	(82.7%)
Third-party management services	3,633	3,396	237	7.0%
Resident services	1,029	528	501	94.9%
Total revenues	318,796	206,639	112,157	54.3%

Operating expenses
Wholly-owned properties	136,245	84,488	51,757	61.3%
On-campus participating properties	5,433	5,296	137	2.6%
Third-party development and management services	4,728	5,411	(683)	(12.6%)
General and administrative	8,432	8,178	254	3.1%
Depreciation and amortization	93,387	46,435	46,952	101.1%
Ground/facility leases	2,363	1,768	595	33.7%
Total operating expenses	250,588	151,576	99,012	65.3%

Operating income	68,208	55,063	13,145	23.9%

Nonoperating income and (expenses)
Interest income	1,373	927	446	48.1%
Interest expense	(37,244)	(25,213)	(12,031)	47.7%
Amortization of deferred financing costs	(2,730)	(1,954)	(776)	39.7%
Income from unconsolidated joint ventures	-	444	(444)	(100.0%)
Other nonoperating expense	(2,800)	(122)	(2,678)	2,195.1%
Total nonoperating expenses	(41,401)	(25,918)	(15,483)	59.7%

Income before income taxes and discontinued operations	26,807	29,145	(2,338)	(8.0%)
Income tax provision	(510)	(312)	(198)	63.5%
Income from continuing operations	26,297	28,833	(2,536)	(8.8%)

Discontinued operations
Income attributable to discontinued operations	4,750	4,896	(146)	(3.0%)
Gain from disposition of real estate	-	83	(83)	(100.0%)
Total discontinued operations	4,750	4,979	(229)	(4.6%)

Net income	31,047	33,812	(2,765)	(8.2%)
Net income attributable to noncontrolling interests
Redeemable noncontrolling interests	(413)	(475)	62	(13.1%)
Partially owned properties	(995)	(983)	(12)	1.2%
Net income attributable to noncontrolling interests	(1,408)	(1,458)	50	(3.4%)
Net income attributable to common shareholders	$29,639	$32,354	$(2,715)	(8.4%)

Wholly-Owned Properties Operations

A reconciliation of our same store and new property operations to our consolidated statements of comprehensive income is set forth below:

	Same Store Properties (1)		New Properties (2)		Total - All Properties (1)
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012	2013	2012
Number of properties	91	91	51	3	142	94
Number of beds	54,760	54,760	29,789	1,870	84,549	56,630

Revenues (3)	$184,641	$181,048	$116,683	$3,556	$301,324	$184,604
Operating expenses	83,742	81,373	52,503	3,115	136,245	84,488

(1)	Excludes five properties classified as Held for Sale as of June 30, 2013 that are included in discontinued operations on the accompanying consolidated statements of comprehensive income.

(2)
Does not include properties under construction as of June 30, 2013.  Number of properties and number of beds also excludes properties undergoing redevelopment as of June 30, 2013, although the results of operations of those properties are included in revenues and operating expenses prior to commencement of redevelopment activities.

(3)	Includes revenues which are reflected as resident services revenue on the accompanying consolidated statements of comprehensive income.

Same Store Properties.  The increase in revenue from our same store properties was primarily due to an increase in average rental rates for the 2012/2013 academic year, offset by a slight decrease in average occupancy from 95.9% during the six months ended June 30, 2012 to 95.8% during the six months ended June 30, 2013.  The increase in operating expenses for our same store properties was primarily due to an increase in marketing costs incurred to stimulate leasing velocity for the 2013/2014 academic year.

New Property Operations.  Our new properties for the six months ended June 30, 2013 consist of the following: (i) University Heights- Knoxville, acquired from Fund II in January 2012, (ii) Avalon Heights, acquired in May 2012, (iii) University Commons, acquired in June 2012, (iv) The Block, acquired in August 2012, (v) The Retreat, acquired in September 2012, (vi) 11 owned development projects that opened for occupancy in August and September 2012 (vii) a 15-property student housing portfolio acquired in September 2012, (viii) a 19-property student housing portfolio acquired in November 2012, and (ix) University Edge, a property previously subject to a pre-sale agreement that we acquired in December 2012.

On-Campus Participating Properties (“OCPP”) Operations

We had four participating properties containing 4,519 beds which were operating during the six months ended June 30, 2013 and 2012.  Revenues from our participating properties increased approximately $0.1 million to $12.8 million during the six months ended June 30, 2013 from $12.7 million for the six months ended June 30, 2012.  This change was primarily a result of an increase in average rental rates for 2012/2013 academic year, offset by a decrease in average occupancy from 70.0% for the six months ended June 30, 2012 to 68.8% for the six months ended June 30, 2013.

At these properties, operating expenses increased by approximately $0.1 million, from $5.3 million for the six months ended June 30, 2012 to $5.4 million for the six months ended June 30, 2013.  This increase was primarily a result of general inflation.

Third-Party Development Services Revenue

Third-party development services revenue decreased by approximately $4.9 million, from $5.9 million during the six months ended June 30, 2012 to $1.0 million for the six months ended June 30, 2013.  This decrease was primarily due to the closing of bond financing and commencement of construction for the Southern Oregon University and College of Staten Island projects and the commencement of construction on the Lakeside Graduate Community at Princeton University during the six months ended June 30, 2012, resulting in $4.0 million of revenue recognized during that period.  During the six months ended June 30, 2013, we had three projects in progress with an average contractual fee of approximately $2.7 million, as compared to the six months ended June 30, 2012 in which we had seven projects in progress with an average contractual fee of approximately $2.4 million.

    Third-Party Management Services Revenue

Third-party management services revenue increased by approximately $0.2 million, from $3.4 million during the six months ended June 30, 2012 to $3.6 million for the six months ended June 30, 2013.  This increase was primarily a result of the recognition of incentive management fees from two of our third-party management contracts during the six months ended June 30, 2013.

    Third-Party Development and Management Services Expenses

Third party development and management services expenses decreased by approximately $0.7 million, from $5.4 million during the six months ended June 30, 2012 to $4.7 million for the six months ended June 30, 2013.  This decrease was primarily a result of the recent growth in our wholly-owned property portfolio, as well as a lower number of newly awarded contracts in this business segment during 2013 as compared to the prior year.

General and Administrative

General and administrative expenses increased by approximately $0.2 million, from $8.2 million during the six months ended June 30, 2012 to $8.4 million for the six months ended June 30, 2013.  This increase was primarily a result of additional salary and benefits expense, public company costs and other general inflationary factors during the six months ended June 30, 2013.

Depreciation and Amortization

Depreciation and amortization increased by approximately $47.0 million, from $46.4 million during the six months ended June 30, 2012 to $93.4 million for the six months ended June 30, 2013.  This increase was primarily a result of additional depreciation and amortization expense of approximately $36.7 million recorded during the six months ended June 30, 2013 related to properties acquired during 2012 and the completion of construction and opening of 11 owned development properties in August and September 2012, which contributed an additional $11.0 million of depreciation and amortization expense during the six months ended June 30, 2013.

Ground/Facility Leases

Ground/facility leases expense increased by approximately $0.6 million, from $1.8 million during the six months ended June 30, 2012 to $2.4 million for the six months ended June 30, 2013.  This increase was primarily due to the completion of construction and commencement of operations of six ACE development projects during 2012.

Interest Income

Interest income increased by approximately $0.5 million, from $0.9 million during the six months ended June 30, 2012 to $1.4 million during the six months ended June 30, 2013.  This increase was primarily a result of our purchase of $52.8 million in loans receivable on April 22, 2013.  These loans carry an interest rate of 5.12% with semiannual compounding and are secured by a lien on, and the cash flows from, two student housing properties in close proximity to the University of Central Florida.

Interest Expense

Interest expense increased by approximately $12.0 million, from $25.2 million during the six months ended June 30, 2012 to $37.2 million for the six months ended June 30, 2013.  We incurred additional interest expense of approximately $10.7 million during the six months ended June 30, 2013 related to loans assumed in connection with 2012 property acquisitions.  We also incurred additional interest expense of approximately $3.7 million during the six months ended June 30, 2013 related to our $400 million offering of senior unsecured notes which settled on April 2, 2013.  Lastly, we incurred additional interest expense of approximately $0.5 million during the six months ended June 30, 2013 from construction loans used to partially finance the construction of two owned development projects which opened for occupancy in August 2012.  These increases were offset by a decrease of approximately $1.9 million during the six months ended June 30, 2013 as compared to the prior year as a result of mortgage and construction loans paid off during the past 12 months.  In addition, interest expense decreased by approximately $0.3 million during the six months ended June 30, 2013 related to decreased borrowings under our revolving credit facility.  On April 2, 2013, we used $321.0 million in proceeds from our unsecured notes offering to pay down in full the outstanding balance on our revolving credit facility.  Lastly, interest expense decreased as a result of an increase in capitalized interest of approximately $0.4 million due to the timing and volume of construction activities on our owned development projects during the respective periods.

     Amortization of Deferred Financing Costs

Amortization of deferred financing costs increased approximately $0.8 million, from $1.9 million during the six months ended June 30, 2012 to $2.7 million for the six months ended June 30, 2013.  This increase was primarily due to an additional $0.7 million of finance cost amortization during the six months ended June 30, 2013, as a result of finance costs paid upon the assumption of mortgage debt in connection with 2012 property acquisitions.  We also incurred an additional $0.1 million of finance cost amortization during the six months ended June 30, 2013 as a result of offering costs paid in connection with our $400 million unsecured notes offering, which closed on April 2, 2013.

Income from Unconsolidated Joint Ventures

We reported income from unconsolidated joint ventures of approximately $0.4 million for the six months ended June 30, 2012 in connection with our share of a gain on debt restructuring recorded by Fund II during 2012.  In connection with our acquisition of University Heights - Knoxville from Fund II in January 2012, Fund II negotiated a Settlement Agreement with the lender of the property’s mortgage loan whereby the lender agreed to accept a discounted amount that was less than the original principal amount of the loan as payment in full.  Accordingly, Fund II recorded a gain on debt restructuring of $4.2 million, of which our 10% share was $0.4 million.

Other Nonoperating Expense

Other nonoperating expense increased approximately $2.7 million, from $0.1 million during the six months ended June 30, 2012 to $2.8 million during the six months ended June 30, 2013.  During the six months ended June 30, 2013, we paid $52.8 million to acquire loans receivable from National Public Finance Guarantee Corporation (“National”) which facilitated the settlement of a lawsuit brought by National against us.  In connection with our purchase of the loans receivable, we recorded a purchase discount of approximately $3.6 million to reflect the difference between the face value of the loans receivable and the present value of the cash flows anticipated to be received under the loans receivable, based on management’s estimate of market interest rates in place as of the settlement date.  Concurrent with recording this $3.6 million purchase discount, we recognized litigation settlement costs of $2.8 million in excess of amounts provided by insurance.

Other nonoperating expense of $0.1 million for the six months ended June 30, 2012 represents a loss recorded to remeasure our equity method investment in one of our joint ventures with Fidelity (“Fund II”), in which we held a 10% interest, to fair value immediately prior to our acquisition in January 2012 of the remaining 90% interest in University Heights - Knoxville, the final property owned by Fund II.

    Discontinued Operations

Discontinued operations on the accompanying consolidated statements of comprehensive income includes the following wholly-owned properties: (i) State College Park, University Mills, University Pines, The Village at Blacksburg and Northgate Lakes, wholly-owned properties that were classified as Held for Sale as of June 30, 2013, (ii) Brookstone Village and Campus Walk, wholly-owned properties sold in December 2012 for a combined sales price of $26.6 million, and (iii) Pirates Cove, sold in April 2012 for a sales price of $27.5 million.  Refer to Note 3 in the accompanying Notes to Consolidated Financial Statements contained in Item 1 herein for a table summarizing the results of operations of the properties classified within discontinued operations.

Liquidity and Capital Resources

Cash Balances and Cash Flows

As of June 30, 2013, excluding our on-campus participating properties, we had $52.9 million in cash and cash equivalents and restricted cash as compared to $46.9 million in cash and cash equivalents and restricted cash as of December 31, 2012.  Restricted cash primarily consists of escrow accounts held by lenders and resident security deposits, as required by law in certain states, and funds held in escrow in connection with potential acquisition and development opportunities.  The following discussion relates to changes in cash due to operating, investing and financing activities, which are presented in our consolidated statements of cash flows included in Item 1 herein.

Operating Activities: For the six months ended June 30, 2013, net cash provided by operating activities was approximately $102.9 million, as compared to approximately $81.4 million for the six months ended June 30, 2012, an increase of $21.5 million.  This increase in cash provided by operating activities was primarily due to operating cash flows provided from the timing of the acquisition of 40 properties in 2012 and the completion of construction and opening of 11 owned development projects in August and September 2012.

Investing Activities:  Investing activities utilized approximately $255.2 million and $262.1 million for the six months ended June 30, 2013 and 2012, respectively.  The $6.9 million decrease in cash utilized in investing activities was primarily a result of the following: (i) a $74.7 million decrease in cash paid to acquire properties and undeveloped land as we acquired three wholly-owned properties and three land parcels during the six months ended June 30, 2012 compared to minimal activity for the six months ended June 30, 2013; (ii) a $13.6 million decrease in cash used to fund the construction of our wholly-owned development properties, as 17 wholly-owned properties were under construction during the six months ended June 30, 2012, of which 11 completed construction in August and September 2012, as compared to 11 wholly-owned properties and an additional phase at an existing wholly-owned property that were under construction during the six months ended June 30, 2013, of which eight are scheduled for completion in August and September 2013; (iii) an $11.2 million decrease in cash used to fund deposits held in escrow in connection with potential acquisition and development opportunities; and (iv) a $7.2 million loan made to a third-party developer during the six months ended June 30, 2012, to fund the acquisition of an undeveloped land parcel for future development.  These decreases were offset by (i) the purchase of $49.2 million in loans receivable secured by a lien on, and the cash flows from, two student housing properties in close proximity to the University of Central Florida; (ii) a $28.2 million decrease in net proceeds received from the disposition of real estate, as one unencumbered wholly-owned property was sold during the six months ended June 30, 2012 as compared to no disposition activity during the six months ended June 30, 2013; (iii) an $18.2 million increase in cash used to fund capital expenditures at our wholly-owned properties, as we began or continued renovations at several properties acquired in 2012; and (iv) the repayment of a $4.0 million mezzanine loan by a private developer during the six months ended June 30, 2012.

Financing Activities: Cash provided by financing activities totaled approximately $156.4 million and $175.9 million for the six months ended June 30, 2013 and 2012, respectively.  The $19.5 million decrease in cash provided by financing activities was primarily a result of the following: (i) a $150 million increase to our unsecured term loan from $200 million to $350 million in January 2012; (ii) a $128.8 million decrease in proceeds (net of pay downs) received from our revolving credit facilities; (iii) a $73.4 million decrease in net proceeds raised through the issuance of common stock; (iv) a $22.7 million increase in distributions to stockholders during the six months ended June 30, 2013, as a result of the issuance of common stock in connection with our July 2012 and October 2012 equity offerings and the issuance of stock in 2012 in connection with our ATM Equity Programs; (v) a $33.0 million decrease in proceeds from construction loans related to fewer projects being under construction during the six months ended June 30, 2013 as compared to the six months ended June 30, 2012; and (vi) a $7.4 million increase in cash used to pay off maturing mortgage debt.  These decreases were primarily offset by an offering of senior unsecured notes with net proceeds of $398.6 million which settled on April 2, 2013.

Liquidity Needs, Sources and Uses of Capital

As of June 30, 2013, our short-term liquidity needs included, but were not limited to, the following: (i) anticipated distribution payments to our common and restricted stockholders totaling approximately $151.8 million based on an assumed annual cash distribution of $1.44 per share based on the number of our shares outstanding as of June 30, 2013, (ii) anticipated distribution payments to our Operating Partnership unitholders totaling approximately $1.8 million based on an assumed annual distribution of $1.44 per common unit and a cumulative preferential per annum cash distribution rate of 5.99% on our Series A preferred units based on the number of units outstanding as of June 30, 2013, (iii) the pay-off of approximately $157.8 million of fixed-rate mortgage debt and $44.6 million of variable-rate construction debt scheduled to mature during the next 12 months, (iv) estimated development costs over the next 12 months totaling approximately $177.7 million for our wholly-owned properties currently under construction, (v) funds for other development projects scheduled to commence construction during the next 12 months, and (vi) potential future property acquisitions.

We expect to meet our short-term liquidity requirements by (i) borrowing under our existing credit facilities discussed below, (ii) issuing securities, including common stock, under our $500 million at-the-market share offering program (“ATM Equity Program”) discussed below, (iii) potentially disposing of properties depending on market conditions (see Note 15 in the accompanying Notes to Consolidated Financial Statements contained in Item 1 herein), and (iv) utilizing net cash provided by operations.

We may seek additional funds to undertake initiatives not contemplated by our business plan or obtain additional cushion against possible shortfalls.  We also may pursue additional financing as opportunities arise.  Future financings may include a range of different sizes or types of financing, including the incurrence of additional secured debt and the sale of additional debt or equity securities.  These funds may not be available on favorable terms or at all.  Our ability to obtain additional financing depends on several factors, including future market conditions, our success or lack of success in penetrating our markets, our future creditworthiness, and restrictions contained in agreements with our investors or lenders, including the restrictions contained in the agreements governing our revolving credit facilities, term loan and unsecured notes.  These financings could increase our level of indebtedness or result in dilution to our equity holders.

ATM Equity Program

As discussed in more detail in Note 8 in the accompanying Notes to Consolidated Financial Statements contained in Item 1, during the six months ended June 30, 2013, we established a new ATM Equity Program under which we may sell shares of our common stock into the existing trading market at current market prices with an aggregate offering price of up to $500 million.  We did not sell any shares under the ATM program during the six months ended June 30, 2013.

Senior Unsecured Notes

As discussed in more detail in Note 7 in the accompanying Notes to Consolidated Financial Statements contained in Item 1, we issued $400 million of 10-year senior unsecured notes at 99.659 percent of par value with a coupon of 3.750 percent and a yield of 3.791 percent. Net proceeds from the sale of the unsecured notes totaled approximately $394.4 million after deducting the underwriting discount and estimated offering expenses and we used $321.0 million of the proceeds to pay down the outstanding balance on our revolving credit facility in full. The terms of the unsecured notes include certain financial covenants that require the Operating Partnership to limit the amount of total debt and secured debt as a percentage of total asset value, as defined. In addition, the Operating Partnership must maintain a minimum ratio of unencumbered asset value to unsecured debt, as well as a minimum interest coverage level. As of June 30, 2013, we were in compliance with all such covenants.

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

As of June 30, 2013, the balance outstanding on our revolving credit facility totaled $97.2 million, bearing interest at a weighted average annual rate of 1.95%, and availability under the revolving credit facility totaled $352.8 million.  The terms of the combined Credit Facility include certain restrictions and covenants, as discussed more fully in Note 7 in the accompanying Notes to Consolidated Financial Statements contained in Item 1, including covenants that restrict the amount of distributions that we can pay.  As of June 30, 2013, we were in compliance with all such covenants.

Secured Agency Facility

As discussed in more detail in Note 7 in the accompanying Notes to Consolidated Financial Statements contained in Item 1, we also have a $125 million secured revolving credit facility with a Freddie Mac lender.  As of June 30, 2013, the balance outstanding on the facility totaled $104.0 million, bearing interest at a weighted average annual rate of 2.23%.  The secured agency facility includes some, but not all, of the same financial covenants as the Credit Facility, as described above.  As of June 30, 2013, we were in compliance with all such covenants.

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

On August 1, 2013, we declared a second quarter 2013 distribution per share of $0.36, which will be paid on August 29, 2013 to all common stockholders of record as of August 15, 2013.  At the same time, the Operating Partnership will pay an equivalent amount per unit to holders of common units, as well as the quarterly cumulative preferential distribution to holders of Series A preferred units.

Pre-Development Expenditures

Our third-party and owned development activities have historically required us to fund pre-development expenditures such as architectural fees, permits and deposits.  The closing and/or commencement of construction of these development projects is subject to a number of risks such as our inability to obtain financing on favorable terms and delays or refusals in obtaining necessary zoning, land use, building, and other required governmental permits and authorizations  As such, we cannot always predict accurately the liquidity needs of these activities.  We frequently incur these pre-development expenditures before a financing commitment and/or required permits and authorizations have been obtained.  Accordingly, we bear the risk of the loss of these pre-development expenditures if financing cannot ultimately be arranged on acceptable terms or we are unable to successfully obtain the required permits and authorizations.  Historically, our third-party and owned development projects have been successfully structured and financed; however, these developments have at times been delayed beyond the period initially scheduled, causing revenue to be recognized in later periods.  As of June 30, 2013, we have deferred approximately $5.8 million in pre-development costs related to third-party and owned development projects that have not yet commenced construction.

Indebtedness

As of June 30, 2013, we had approximately $2,370.8 million of outstanding consolidated indebtedness (excluding net unamortized mortgage debt premiums and debt discounts of approximately $82.2 million and $2.8 million, respectively), comprised of $398.7 million of 10-year unsecured notes (net of original issue discount), a $350.0 million balance on our unsecured term loan, a $97.2 million balance on our unsecured revolving credit facility, a $104.0 million balance on our secured agency facility, $1,344.4 million in mortgage and construction loans secured by our wholly-owned properties, a $31.6 million balance in mortgage loans secured by two phases of an on-campus participating property and $44.9 million in bond issuances secured by three of our on-campus participating properties.  The weighted average interest rate on our consolidated indebtedness as of June 30, 2013 was 4.4% per annum.  As of June 30, 2013, approximately 12.1% of our total consolidated indebtedness was variable rate debt, comprised of our secured agency facility, unsecured revolving credit facility and three construction loans discussed below.

Wholly-Owned Properties

Mortgage debt: The weighted average interest rate of the $1,258.0 million of wholly-owned mortgage debt was 5.46% per annum as of June 30, 2013.  Each of the mortgage loans is a non-recourse obligation subject to customary exceptions.  The loans generally may not be prepaid prior to maturity; in certain cases prepayment is allowed, subject to prepayment penalties.

Construction loans: The development and construction of two on-campus ACE properties (The Suites and Hilltop Townhomes), which both completed construction in August 2012, are partially financed on a combined basis with a $45.4 million construction loan.  For each borrowing we have the option of choosing the Prime rate or one-, two-, three-, or six-month LIBOR plus 1.45%.  The loan requires payments of interest only during the term of the loan and any accrued interest and outstanding borrowings become due on the maturity date of May 16, 2014.  The term of the loan can be extended through May 2016 through the exercise of two 12-month extension options.  As of June 30, 2013, the balance outstanding on the construction loan totaled $44.6 million, bearing interest at a weighted average rate per annum of 1.64%.

In addition, as discussed in more detail in Note 4 in the accompanying Notes to Consolidated Financial Statements contained in Item 1, we are consolidating two variable interest entities (“VIEs”) that own Townhomes at Newtown Crossing, a property located in Lexington, Kentucky and The Lodges of East Lansing Phase II, an additional phase at an existing property located in East Lansing, Michigan.  As a result, our construction loans payable balance includes $41.8 million related to the construction loans that are financing the development and construction of this property and additional phase at an existing property.  The total amount of these construction loans are $31.5 million and $16.2 million for Townhomes at Newtown Crossing and The Lodges of East Lansing Phase II, respectively, bearing interest at 2.65% and 4.26% per annum, respectively, as of June 30, 2013.  The loans mature on August 1, 2014 and January 9, 2014, respectively.  As the Company is not legally a party to these loans, and is only including the loans in its consolidated financial statements to comply with accounting guidance related to VIE’s, the creditors of these construction loans do not have recourse to the assets of the Company.

On-Campus Participating Properties

Bonds:  As discussed in Note 7 in the Notes to Consolidated Financial Statements contained in Item 1, three of our on-campus participating properties are 100% financed with project-based taxable bonds.  As of June 30, 2013, the bonds carry a balance of $44.9 million and bear interest at a weighted average rate per annum of 7.55%.  The loans encumbering the leasehold interests are non-recourse, subject to customary exceptions.

Mortgage loans:  The Cullen Oaks Phase I and Phase II on-campus participating properties are currently encumbered by mortgage loans with balances as of June 30, 2013 of approximately $15.7 million and $15.9 million, respectively.  The loans mature in February 2014 and bear interest at a rate of LIBOR plus 1.35%.  In connection with these loans, we entered into an interest rate swap agreement effective February 15, 2007 through February 15, 2014, that is designated to hedge our exposure to fluctuations on interest payments attributed to changes in interest rates associated with payments on the loans.  Under the terms of the interest rate swap agreement, we pay a fixed rate of 6.69% per annum and receive a floating rate of LIBOR plus 1.35%.  We have guaranteed payment of this property’s indebtedness.

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

The following table presents a reconciliation of our net income attributable to common shareholders to FFO and FFOM:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income attributable to American Campus Communities, Inc. and Subsidiaries (1)	$8,049	$12,328	$29,639	$32,354
Noncontrolling interests (2)	235	287	617	669
Gain from disposition of real estate	-	(83)	-	(83)
Income from unconsolidated joint ventures	-	-	-	(444)
FFO from unconsolidated joint ventures (3)	-	-	-	429
Real estate related depreciation and amortization	47,269	24,074	93,799	48,079
Funds from operations (“FFO”)	55,553	36,606	124,055	81,004

Elimination of operations of on-campus participating properties:
Net loss (income) from on-campus participating properties	1,159	1,044	(1,495)	(1,454)
Amortization of investment in on-campus participating properties	(1,182)	(1,159)	(2,356)	(2,314)
	55,530	36,491	120,204	77,236
Modifications to reflect operational performance of on-campus participating properties:
Our share of net cash flow (4)	520	523	1,059	1,073
Management fees	214	216	590	578
Impact of on-campus participating properties	734	739	1,649	1,651
Non-cash litigation settlement expense (5)	-	-	2,800	-
Elimination of gain on debt restructuring – unconsolidated joint venture (6)	-	-	-	(424)
Loss on remeasurement of equity method investment (7)	-	-	-	122
Funds from operations – modified (“FFOM”)	$56,264	$37,230	$124,653	$78,585

FFO per share – diluted	$0.52	$0.48	$1.16	$1.06

FFOM per share – diluted	$0.53	$0.49	$1.17	$1.03

Weighted average common shares outstanding – diluted	106,637,886	76,283,442	106,624,997	76,080,653

(1)
Net income for the three and six months ended June 30, 2012 includes $1.3 million and $1.4 million, respectively, of acquisition-related costs such as broker fees, due diligence costs and legal and accounting fees.

(2)
Excludes $0.4 million and $0.8 million for the three and six months ended June 30, 2013, respectively, and $0.4 million and $0.8 million for the three and six months ended June 30, 2012, respectively, of income attributable to the noncontrolling partner in The Varsity, a property purchased in December 2011 from a seller that retained a 20.5% noncontrolling interest in the property.

(3)
Represents our 10% share of FFO from a joint venture with Fidelity (“Fund II”) in which we were a noncontrolling partner. In January 2012, we purchased the full ownership interest in the one remaining property owned by Fund II (University Heights - Knoxville). Subsequent to the acquisition, the property is now wholly-owned and is consolidated by the Company.

(4)
50% of the properties’ net cash available for distribution after payment of operating expenses, debt service (including repayment of principal) and capital expenditures.  Represents amounts accrued for the interim periods.

43

(5)
On April 22, 2013, we acquired a protective advance note and outstanding bond insurer claim (collectively, “loans receivable”) from National Public Finance Guarantee Corporation for an aggregate of approximately $52.8 million. The loans receivable are secured by a lien on, and the cash flows from, two student housing properties in close proximity to the University of Central Florida (“UCF”) and carry an interest rate of 5.12%. In connection with our purchase of these loans receivable, we recorded a purchase discount of approximately $3.6 million to reflect the difference between the face value of the loans receivable and the present value of the cash flows anticipated to be received under the loans receivable, based on management’s estimate of market interest rates in place as of the settlement date. Concurrent with recording this $3.6 million purchase discount, we recognized a non-cash settlement charge of $2.8 million in excess of amounts provided by insurance. Management believes it is appropriate to exclude this non-cash charge from FFOM in order to more accurately present the operating results of the company on a comparative basis during the periods presented.

(6)
In connection with our purchase of University Heights - Knoxville from Fund II (see Note 3), Fund II negotiated a Settlement Agreement with the lender of the property’s mortgage loan whereby the lender agreed to accept a discounted amount that was less than the original principal amount of the loan as payment in full. Accordingly, Fund II recorded a gain on debt restructuring to reflect the discounted payoff.  Our 10% share of such gain is reflected above as an adjustment to FFOM.

(7)
Represents a non-cash loss recorded to remeasure our equity method investment in Fund II to fair value as a result of our purchase of the full ownership interest in University Heights - Knoxville from Fund II in January 2012.

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

PART II OTHER INFORMATION

Item 1.              Legal Proceedings

We are subject to various claims, lawsuits and legal proceedings that arise in the ordinary course of business.  While it is not possible to ascertain the ultimate outcome of such matters, management believes that the aggregate amount of such liabilities, if any, in excess of amounts provided or covered by insurance, will not have a material adverse effect on the our consolidated financial position or our results of operations.

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

Dated:	August 8, 2013

AMERICAN CAMPUS COMMUNITIES, INC.

By:	/s/ William C. Bayless, Jr.

William C. Bayless, Jr. President and Chief Executive Officer

By:	/s/ Jonathan A. Graf

Jonathan A. Graf Executive Vice President, Chief Financial Officer, Treasurer and Secretary

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	August 8, 2013

AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P.
By: American Campus Communities Holdings, LLC, its general partner By: American Campus Communities, Inc., its sole member

By:	/s/ William C. Bayless, Jr.

William C. Bayless, Jr. President and Chief Executive Officer

By:	/s/ Jonathan A. Graf

Jonathan A. Graf Executive Vice President, Chief Financial Officer, Treasurer and Secretary

