Form 10-Q
period 2013-09-30
AMERICAN CAMPUS COMMUNITIES INC; American Campus Communities Operating Partnership LP
filed 2013-11-08
CIK 1283630, 1357369

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013.

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

There were 104,782,817 shares of the American Campus Communities, Inc.’s common stock with a par value of $0.01 per share outstanding as of the close of business on October 31, 2013.

EXPLANATORY NOTE

This report combines the reports on Form 10-Q for the quarterly period ended September 30, 2013 of American Campus Communities, Inc. and American Campus Communities Operating Partnership, L.P.  Unless stated otherwise or the context otherwise requires, references to “ACC” mean American Campus Communities, Inc., a Maryland real estate investment trust (“REIT”), and references to “ACCOP” mean American Campus Communities Operating Partnership, L.P., a Maryland limited partnership.  References to the “Company,” “we,” “us” or “our” mean collectively ACC, ACCOP and those entities/subsidiaries owned or controlled by ACC and/or ACCOP.  References to the “Operating Partnership” mean collectively ACCOP and those entities/subsidiaries owned or controlled by ACCOP. The following chart illustrates the Company’s and the Operating Partnership’s corporate structure:

The general partner of ACCOP is American Campus Communities Holdings, LLC (“ACC Holdings”), an entity that is wholly-owned by ACC. As of September 30, 2013, ACC Holdings held an ownership interest in ACCOP of less than 1%. The limited partners of ACCOP are ACC and other limited partners consisting of current and former members of management and nonaffiliated third parties.  As of September 30, 2013, ACC owned an approximate 98.7% limited partnership interest in ACCOP.  As the sole member of the general partner of ACCOP, ACC has exclusive control of ACCOP’s day-to-day management.  Management operates the Company and the Operating Partnership as one business. The management of ACC consists of the same members as the management of ACCOP. The Company is structured as an umbrella partnership REIT (“UPREIT”) and ACC contributes all net proceeds from its various equity offerings to the Operating Partnership. In return for those contributions, ACC receives a number of units of the Operating Partnership (“OP Units,” see definition below) equal to the number of common shares it has issued in the equity offering. Contributions of properties to the Company can be structured as tax-deferred transactions through the issuance of OP Units in the Operating Partnership. Based on the terms of ACCOP’s partnership agreement, OP Units can be exchanged for ACC’s common shares on a one-for-one basis. The Company maintains a one-for-one relationship between the OP Units of the Operating Partnership issued to ACC and ACC Holdings and the common shares issued to the public. The Company believes that combining the reports on Form 10-Q of ACC and ACCOP into this single report provides the following benefits:

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

FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2013
 TABLE OF CONTENTS

		PAGE NO.

PART I.

Item 1.	Consolidated Financial Statements of American Campus Communities, Inc. and Subsidiaries:

	Consolidated Balance Sheets as of September 30, 2013 (unaudited) and December 31, 2012	1

	Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2013 and 2012 (all unaudited)	2

	Consolidated Statement of Changes in Equity for the nine months ended September 30, 2013 (unaudited)	3

	Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012 (all unaudited)	4

	Consolidated Financial Statements of American Campus Communities Operating Partnership, L.P. and Subsidiaries:

	Consolidated Balance Sheets as of September 30, 2013 (unaudited) and December 31, 2012	5

	Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2013 and 2012 (all unaudited)	6

	Consolidated Statement of Changes in Capital for the nine months ended September 30, 2013 (unaudited)	7

	Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012 (all unaudited)	8

	Notes to Consolidated Financial Statements of American Campus Communities, Inc. and Subsidiaries and American Campus Communities Operating Partnership, L.P. and Subsidiaries (unaudited)	9

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	28

Item 3.	Quantitative and Qualitative Disclosure about Market Risk	46

Item 4.	Controls and Procedures	46

PART II.

Item 1.	Legal Proceedings	48

Item 1A.	Risk Factors	48

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	48

Item 3.	Defaults Upon Senior Securities	48

Item 4.	Mine Safety Disclosures	48

Item 5.	Other Information	48

Item 6.	Exhibits	49

SIGNATURES		50

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2013	December 31, 2012
	(Unaudited)
Assets

Investments in real estate:
Wholly-owned properties, net	$5,003,173	$4,871,376
Wholly-owned properties held for sale	23,707	—
On-campus participating properties, net	62,162	57,346
Investments in real estate, net	5,089,042	4,928,722

Cash and cash equivalents	25,267	21,454
Restricted cash	37,480	36,790
Student contracts receivable, net	17,207	14,122
Other assets	151,090	117,874

Total assets	$5,320,086	$5,118,962

Liabilities and equity

Liabilities:
Secured mortgage, construction and bond debt	$1,414,943	$1,509,105
Secured agency facility	95,355	104,000
Unsecured notes	398,692	—
Unsecured term loan	350,000	350,000
Unsecured revolving credit facility	175,300	258,000
Accounts payable and accrued expenses	63,895	56,046
Other liabilities	135,788	107,223
Total liabilities	2,633,973	2,384,374

Commitments and contingencies (Note 14)

Redeemable noncontrolling interests	49,790	57,534

Equity:
American Campus Communities, Inc. stockholders’ equity:
Common stock, $.01 par value, 800,000,000 shares authorized, 104,782,817 and 104,665,212 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	1,043	1,043
Additional paid in capital	3,014,239	3,001,520
Accumulated earnings and dividends	(382,231)	(347,521)
Accumulated other comprehensive loss	(2,210)	(6,661)
Total American Campus Communities, Inc. stockholders’ equity	2,630,841	2,648,381
Noncontrolling interests - partially owned properties	5,482	28,673
Total equity	2,636,323	2,677,054

Total liabilities and equity	$5,320,086	$5,118,962

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues
Wholly-owned properties	$150,668	$104,062	$449,779	$286,932
On-campus participating properties	5,066	5,087	17,871	17,766
Third-party development services	622	1,467	1,656	7,427
Third-party management services	1,792	1,687	5,425	5,083
Resident services	883	454	1,912	982
Total revenues	159,031	112,757	476,643	318,190

Operating expenses
Wholly-owned properties	87,189	57,941	222,768	141,772
On-campus participating properties	3,021	3,010	8,454	8,306
Third-party development and management services	3,058	2,602	7,786	8,013
General and administrative	3,934	7,582	12,366	15,760
Depreciation and amortization	45,248	27,165	138,373	73,355
Ground/facility leases	1,386	1,093	3,749	2,861
Total operating expenses	143,836	99,393	393,496	250,067

Operating income	15,195	13,364	83,147	68,123

Nonoperating income and (expenses)
Interest income	792	428	2,165	1,355
Interest expense	(19,819)	(13,530)	(57,063)	(38,742)
Amortization of deferred financing costs	(1,413)	(1,060)	(4,143)	(3,012)
Income from unconsolidated joint ventures	—	—	—	444
Other nonoperating income (expense)	134	136	(2,666)	14
Total nonoperating expenses	(20,306)	(14,026)	(61,707)	(39,941)

(Loss) income before income taxes and discontinued operations	(5,111)	(662)	21,440	28,182
Income tax provision	(255)	(181)	(765)	(493)
(Loss) income from continuing operations	(5,366)	(843)	20,675	27,689
Income attributable to discontinued operations	367	1,865	5,373	7,062
Gain from disposition of real estate	52,831	—	52,831	83
Total discontinued operations	53,198	1,865	58,204	7,145
Net income	47,832	1,022	78,879	34,834
Net income attributable to noncontrolling interests
Redeemable noncontrolling interests	(573)	(66)	(986)	(541)
Partially owned properties	(83)	(329)	(1,078)	(1,312)
Net income attributable to noncontrolling interests	(656)	(395)	(2,064)	(1,853)
Net income attributable to common shareholders	$47,176	$627	$76,815	$32,981

Other comprehensive (loss) income
Change in fair value of interest rate swaps	(1,163)	(2,386)	4,451	(4,191)
Comprehensive income (loss)	$46,013	$(1,759)	$81,266	$28,790

(Loss) income per share attributable to common shareholders - basic
(Loss) income from continuing operations per share	$(0.05)	$(0.02)	$0.18	$0.32
Net income per share	$0.45	$—	$0.73	$0.41
(Loss) income per share attributable to common shareholders - diluted
(Loss) income from continuing operations per share	$(0.05)	$(0.02)	$0.18	$0.31
Net income per share	$0.45	$—	$0.72	$0.40
Weighted-average common shares outstanding
Basic	104,781,431	89,169,868	104,752,982	79,404,323
Diluted	104,781,431	89,169,868	105,381,053	80,009,463

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(unaudited, in thousands, except share data)

	Common Shares	Par Value of Common Shares	Additional Paid in Capital	Accumulated Earnings and Dividends	Accumulated Other Comprehensive Loss	Noncontrolling Interests – partially owned properties	Total
Equity, December 31, 2012	104,665,212	$1,043	$3,001,520	$(347,521)	$(6,661)	$28,673	$2,677,054
Adjustments to reflect redeemable noncontrolling interests at fair value	—	—	10,823	—	—	—	10,823
Amortization of restricted stock awards	—	—	4,806	—	—	—	4,806
Vesting of restricted stock awards and restricted stock units	116,105	—	(2,928)	—	—	—	(2,928)
Distributions to common and restricted stockholders	—	—	—	(111,525)	—	—	(111,525)
Distributions to noncontrolling joint venture partners	—	—	—	—	—	(861)	(861)
Contributions by noncontrolling partners	—	—	—	—	—	1,500	1,500
Increase in ownership of consolidated subsidiary	—	—	—	—	—	(24,908)	(24,908)
Conversion of preferred units to common stock	1,500	—	18	—	—	—	18
Change in fair value of interest rate swaps	—	—	—	—	4,451	—	4,451
Net income	—	—	—	76,815	—	1,078	77,893
Equity, September 30, 2013	104,782,817	$1,043	$3,014,239	$(382,231)	$(2,210)	$5,482	$2,636,323

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2013	2012
Operating activities
Net income	$78,879	$34,834
Adjustments to reconcile net income to net cash provided by operating activities:
Gain from disposition of real estate	(52,831)	(83)
Loss on remeasurement of equity method investment	—	122
Depreciation and amortization	140,059	77,407
Amortization of deferred financing costs and debt premiums/discounts	(6,397)	1,904
Share-based compensation	5,008	3,948
Income from unconsolidated joint ventures	—	(444)
Income tax provision	765	493
Changes in operating assets and liabilities:
Restricted cash	1,468	(2,772)
Student contracts receivable, net	(3,333)	(4,088)
Other assets	(16,315)	1,224
Accounts payable and accrued expenses	3,577	8,930
Other liabilities	25,919	11,877
Net cash provided by operating activities	176,799	133,352

Investing activities
Proceeds from disposition of real estate	155,234	28,167
Cash paid for property acquisitions	(92,508)	(634,581)
Cash paid for land acquisitions	(9,920)	(25,103)
Capital expenditures for wholly-owned properties	(52,587)	(20,739)
Investments in wholly-owned properties under development	(219,036)	(265,070)
Capital expenditures for on-campus participating properties	(1,323)	(1,710)
Investment in on-campus participating properties under development	(7,045)	—
Investment in loans receivable	(52,038)	—
Investment in mezzanine loans	(8,750)	(2,000)
Repayment of mezzanine loan	—	4,000
Increase in escrow deposits	(2,500)	(19,170)
Change in restricted cash related to capital reserves	(1,156)	(366)
Proceeds from insurance settlement	636	—
Purchase of corporate furniture, fixtures and equipment	(1,997)	(1,396)
Net cash used in investing activities	(292,990)	(937,968)

Financing activities
Proceeds from unsecured notes	398,636	—
Proceeds from sale of common stock	—	838,313
Offering costs	—	(33,223)
Pay-off of mortgage loans and construction loans	(61,891)	(62,182)
Proceeds from unsecured term loan	—	150,000
Proceeds from credit facilities	364,855	371,000
Pay downs of credit facilities	(456,200)	(438,000)
Proceeds from construction loans	3,917	72,583
Principal payments on debt	(11,353)	(8,064)
Redemption of common units for cash	—	(132)
Debt issuance and assumption costs	(4,239)	(5,655)
Distributions to common and restricted stockholders	(111,525)	(82,083)
Distributions to noncontrolling partners	(2,196)	(2,329)
Net cash provided by financing activities	120,004	800,228

Net change in cash and cash equivalents	3,813	(4,388)
Cash and cash equivalents at beginning of period	21,454	22,399
Cash and cash equivalents at end of period	$25,267	$18,011

Supplemental disclosure of non-cash investing and financing activities
Loans assumed in connection with property acquisitions	$—	$(250,073)
Issuance of common units in connection with property acquisitions	$(3,451)	$(15,000)
Change in fair value of derivative instruments, net	$4,451	$(4,191)

Supplemental disclosure of cash flow information
Interest paid	$70,226	$48,390

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)

	September 30, 2013	December 31, 2012
	(Unaudited)
Assets

Investments in real estate:
Wholly-owned properties, net	$5,003,173	$4,871,376
Wholly-owned properties held for sale	23,707	—
On-campus participating properties, net	62,162	57,346
Investments in real estate, net	5,089,042	4,928,722

Cash and cash equivalents	25,267	21,454
Restricted cash	37,480	36,790
Student contracts receivable, net	17,207	14,122
Other assets	151,090	117,874

Total assets	$5,320,086	$5,118,962

Liabilities and capital

Liabilities:
Secured mortgage, construction and bond debt	$1,414,943	$1,509,105
Secured agency facility	95,355	104,000
Unsecured notes	398,692	—
Unsecured term loan	350,000	350,000
Unsecured revolving credit facility	175,300	258,000
Accounts payable and accrued expenses	63,895	56,046
Other liabilities	135,788	107,223
Total liabilities	2,633,973	2,384,374

Commitments and contingencies (Note 14)

Redeemable limited partners	49,790	57,534

Capital:
Partners’ capital:
General partner – 12,222 OP units outstanding at both September 30, 2013 and December 31, 2012	112	116
Limited partner – 104,770,595 and 104,652,990 OP units outstanding at September 30, 2013 and December 31, 2012, respectively	2,632,939	2,654,926
Accumulated other comprehensive loss	(2,210)	(6,661)
Total partners’ capital	2,630,841	2,648,381
Noncontrolling interests - partially owned properties	5,482	28,673
Total capital	2,636,323	2,677,054

Total liabilities and capital	$5,320,086	$5,118,962

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands, except unit and per unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues
Wholly-owned properties	$150,668	$104,062	$449,779	$286,932
On-campus participating properties	5,066	5,087	17,871	17,766
Third-party development services	622	1,467	1,656	7,427
Third-party management services	1,792	1,687	5,425	5,083
Resident services	883	454	1,912	982
Total revenues	159,031	112,757	476,643	318,190

Operating expenses
Wholly-owned properties	87,189	57,941	222,768	141,772
On-campus participating properties	3,021	3,010	8,454	8,306
Third-party development and management services	3,058	2,602	7,786	8,013
General and administrative	3,934	7,582	12,366	15,760
Depreciation and amortization	45,248	27,165	138,373	73,355
Ground/facility leases	1,386	1,093	3,749	2,861
Total operating expenses	143,836	99,393	393,496	250,067

Operating income	15,195	13,364	83,147	68,123

Nonoperating income and (expenses)
Interest income	792	428	2,165	1,355
Interest expense	(19,819)	(13,530)	(57,063)	(38,742)
Amortization of deferred financing costs	(1,413)	(1,060)	(4,143)	(3,012)
Income from unconsolidated joint ventures	—	—	—	444
Other nonoperating income (expense)	134	136	(2,666)	14
Total nonoperating expenses	(20,306)	(14,026)	(61,707)	(39,941)

(Loss) income before income taxes and discontinued operations	(5,111)	(662)	21,440	28,182
Income tax provision	(255)	(181)	(765)	(493)
(Loss) income from continuing operations	(5,366)	(843)	20,675	27,689
Income attributable to discontinued operations	367	1,865	5,373	7,062
Gain from disposition of real estate	52,831	—	52,831	83
Total discontinued operations	53,198	1,865	58,204	7,145
Net income	47,832	1,022	78,879	34,834
Net income attributable to noncontrolling interests – partially owned properties	(83)	(329)	(1,078)	(1,312)
Net income attributable to American Campus Communities Operating Partnership, L.P.	47,749	693	77,801	33,522
Series A preferred unit distributions	(46)	(46)	(137)	(137)
Net income available to common unitholders	$47,703	$647	$77,664	$33,385
Other comprehensive (loss) income
Change in fair value of interest rate swaps	(1,163)	(2,386)	4,451	(4,191)
Comprehensive income (loss)	$46,540	$(1,739)	$82,115	$29,194
(Loss) income per unit attributable to common unitholders – basic
(Loss) income from continuing operations per unit	$(0.05)	$(0.02)	$0.18	$0.32
Net income per unit	$0.45	$—	$0.73	$0.41
(Loss) income per unit attributable to common unitholders – diluted
(Loss) income from continuing operations per unit	$(0.05)	$(0.02)	$0.18	$0.31
Net income per unit	$0.45	$—	$0.72	$0.40
Weighted-average common units outstanding
Basic	105,919,787	90,069,204	105,887,837	80,291,801
Diluted	105,919,787	90,069,204	106,515,908	80,896,941

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN CAPITAL
(unaudited, in thousands, except unit data)

					Accumulated	Noncontrolling
					Other	Interests -
	General Partner		Limited Partner		Comprehensive	Partially Owned
	Units	Amount	Units	Amount	Loss	Properties	Total
Capital as of December 31, 2012	12,222	$116	104,652,990	$2,654,926	$(6,661)	$28,673	$2,677,054
Adjustments to reflect redeemable limited partners’ interest at fair value	—	—	—	10,823	—	—	10,823
Amortization of restricted stock awards	—	—	—	4,806	—	—	4,806
Vesting of restricted stock awards and restricted stock units	—	—	116,105	(2,928)	—	—	(2,928)
Distributions	—	(13)	—	(111,512)	—	—	(111,525)
Distributions to noncontrolling joint venture partners	—	—	—	—	—	(861)	(861)
Contributions by noncontrolling partners	—	—	—	—	—	1,500	1,500
Increase in ownership of consolidated subsidiary	—	—	—	—	—	(24,908)	(24,908)
Conversion of preferred units to common stock	—	—	1,500	18	—	—	18
Change in fair value of interest rate swaps	—	—	—	—	4,451	—	4,451
Net income	—	9	—	76,806	—	1,078	77,893
Capital as of September 30, 2013	12,222	$112	104,770,595	$2,632,939	$(2,210)	$5,482	$2,636,323

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2013	2012
Operating activities
Net income	$78,879	$34,834
Adjustments to reconcile net income to net cash provided by operating activities:
Gain from disposition of real estate	(52,831)	(83)
Loss on remeasurement of equity method investment	—	122
Depreciation and amortization	140,059	77,407
Amortization of deferred financing costs and debt premiums/discounts	(6,397)	1,904
Share-based compensation	5,008	3,948
Income from unconsolidated joint ventures	—	(444)
Income tax provision	765	493
Changes in operating assets and liabilities:
Restricted cash	1,468	(2,772)
Student contracts receivable, net	(3,333)	(4,088)
Other assets	(16,315)	1,224
Accounts payable and accrued expenses	3,577	8,930
Other liabilities	25,919	11,877
Net cash provided by operating activities	176,799	133,352

Investing activities
Proceeds from disposition of real estate	155,234	28,167
Cash paid for property acquisitions	(92,508)	(634,581)
Cash paid for land acquisitions	(9,920)	(25,103)
Capital expenditures for wholly-owned properties	(52,587)	(20,739)
Investments in wholly-owned properties under development	(219,036)	(265,070)
Capital expenditures for on-campus participating properties	(1,323)	(1,710)
Investment in loans receivable	(52,038)	—
Investment in mezzanine loans	(8,750)	(2,000)
Investment in on-campus participating properties under development	(7,045)	—
Repayment of mezzanine loan	—	4,000
Increase in escrow deposits	(2,500)	(19,170)
Change in restricted cash related to capital reserves	(1,156)	(366)
Proceeds from insurance settlement	636	—
Purchase of corporate furniture, fixtures and equipment	(1,997)	(1,396)
Net cash used in investing activities	(292,990)	(937,968)

Financing activities
Proceeds from unsecured notes	398,636	—
Proceeds from issuance of common units in exchange for contributions, net	—	805,090
Pay-off of mortgage loans and constructions loans	(61,891)	(62,182)
Proceeds from unsecured term loan	—	150,000
Proceeds from credit facilities	364,855	371,000
Paydowns of credit facilities	(456,200)	(438,000)
Proceeds from construction loans	3,917	72,583
Principal payments on debt	(11,353)	(8,064)
Redemption of common units for cash	—	(132)
Debt issuance and assumption costs	(4,239)	(5,655)
Distributions paid on unvested restricted stock awards	(710)	(652)
Distributions paid on common units	(112,013)	(82,301)
Distributions paid on preferred units	(137)	(137)
Distributions paid to noncontrolling partners - partially owned properties	(861)	(1,322)
Net cash provided by financing activities	120,004	800,228

Net change in cash and cash equivalents	3,813	(4,388)
Cash and cash equivalents at beginning of period	21,454	22,399
Cash and cash equivalents at end of period	$25,267	$18,011

Supplemental disclosure of non-cash investing and financing activities
Loans assumed in connection with property acquisitions	$—	$(250,073)
Issuance of common units in connection with property acquistiions	$(3,451)	$(15,000)
Change in fair value of derivative instruments, net	$4,451	$(4,191)

Supplemental disclosure of cash flow information
Interest paid	$70,226	$48,390

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

The general partner of ACCOP is American Campus Communities Holdings, LLC (“ACC Holdings”), an entity that is wholly-owned by ACC.  As of September 30, 2013, ACC Holdings held an ownership interest in ACCOP of less than 1%. The limited partners of ACCOP are ACC and other limited partners consisting of current and former members of management and nonaffiliated third parties.  As of September 30, 2013, ACC owned an approximate 98.7% limited partnership interest in ACCOP.  As the sole member of the general partner of ACCOP, ACC has exclusive control of ACCOP’s day-to-day management.  Management operates ACC and ACCOP as one business.  The management of ACC consists of the same members as the management of ACCOP.  ACC consolidates ACCOP for financial reporting purposes, and ACC does not have significant assets other than its investment in ACCOP.  Therefore, the assets and liabilities of ACC and ACCOP are the same on their respective financial statements.  References to the “Company,” “we,” “us” or “our” mean collectively ACC, ACCOP and those entities/subsidiaries owned or controlled by ACC and/or ACCOP.  References to the “Operating Partnership” mean collectively ACCOP and those entities/subsidiaries owned or controlled by ACCOP.  Unless otherwise indicated, the accompanying Notes to the Consolidated Financial Statements apply to both the Company and the Operating Partnership.

As of September 30, 2013, our property portfolio contained 165 properties with approximately 100,600 beds in approximately 32,700 apartment units.  Our property portfolio consisted of 142 owned off-campus student housing properties that are in close proximity to colleges and universities, 18 American Campus Equity (“ACE®”) properties operated under ground/facility leases with eight university systems and five on-campus participating properties operated under ground/facility leases with the related university systems.  Of the 165 properties, eight were under development as of September 30, 2013, and when completed will consist of a total of approximately 5,500 beds in approximately 1,700 units.  Our communities contain modern housing units and are supported by a resident assistant system and other student-oriented programming, with many offering resort-style amenities.

Through one of ACC’s taxable REIT subsidiaries (“TRSs”), we also provide construction management and development services, primarily for student housing properties owned by colleges and universities, charitable foundations, and others.  As of September 30, 2013, also through one of ACC’s TRSs, we provided third-party management and leasing services for 35 properties that represented approximately 25,900 beds in approximately 10,500 units.  Third-party management and leasing services are typically provided pursuant to management contracts that have initial terms that range from one to five years.  As of September 30, 2013, our total owned and third-party managed portfolio included 200 properties with approximately 126,500 beds in approximately 43,200 units.

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

Project costs directly associated with the development and construction of an owned real estate project, which include interest, property taxes, and amortization of deferred finance costs, are capitalized as construction in progress.  Upon completion of the project, costs are transferred into the applicable asset category and depreciation commences.  Interest totaling approximately $2.8 million and $2.4 million was capitalized during the three months ended September 30, 2013 and 2012, respectively, and $8.6 million and $8.3 million was capitalized during the nine months ended September 30, 2013 and 2012, respectively.  Amortization of deferred financing costs totaling approximately $0.1 and was capitalized as construction in progress during both the three months ended September 30, 2013 and 2012, and $0.2 million and was capitalized as construction in progress during both the nine months ended September 30, 2013 and 2012.

Management assesses whether there has been an impairment in the value of the Company’s investments in real estate whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Impairment is recognized when estimated expected future undiscounted cash flows are less than the carrying value of the property.  The estimation of expected future net cash flows is inherently uncertain and relies on assumptions regarding current and future economics and market conditions.  If such conditions change, then an adjustment to the carrying value of the Company’s long-lived assets could occur in the future period in which the conditions change.  To the extent that a property is impaired, the excess of the carrying amount of the property over its estimated fair value is charged to earnings. The Company believes that there were no impairments of the carrying values of its investments in real estate as of September 30, 2013.

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

Amortization expense related to in-place leases was approximately $2.1 million and $1.4 million for the three months ended September 30, 2013 and 2012, respectively, and $13.0 million and $3.5 million for the nine months ended September 30, 2013 and 2012, respectively.  Accumulated amortization at September 30, 2013 and December 31, 2012 was approximately $24.8 million and $12.4 million, respectively.  Intangible assets, net of amortization, are included in other assets on the accompanying consolidated balance sheets and the amortization of intangible assets is included in depreciation and amortization expense in the accompanying consolidated statements of comprehensive income.

Mortgage Debt - Premiums and Discounts

Mortgage debt premiums and discounts represent fair value adjustments to account for the difference between the stated rates and market rates of mortgage debt assumed in connection with the Company’s property acquisitions.  The mortgage debt premiums and discounts are amortized to interest expense over the term of the related mortgage loans using the effective-interest method.  The amortization of mortgage debt premiums and discounts resulted in a net decrease to interest expense of approximately $3.4 million and $0.6 million for the three months ended September 30, 2013 and 2012, respectively, and $10.6 million and $1.2 million for

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

the nine months ended September 30, 2013 and 2012, respectively.  Mortgage debt premiums and discounts are included in secured mortgage, construction and bond debt on the accompanying consolidated balance sheets and amortization of mortgage debt premiums and discounts is included in interest expense on the accompanying consolidated statements of comprehensive income.

Unsecured Notes - Original Issue Discount

In April 2013, the Company issued $400 million of senior unsecured notes at 99.659 percent of par value (see Note 8) and recorded an original issue discount of approximately $1.4 million.  The original issue discount is amortized to interest expense over the term of the unsecured notes using the effective-interest method.  The unamortized original issue discount was approximately $1.3 million as of September 30, 2013 and is included in unsecured notes on the accompanying consolidated balance sheets and amortization of the original issue discount of $28,000 and $56,000 for the three and nine months ended September 30, 2013, respectively, is included in interest expense on the accompanying consolidated statements of comprehensive income.

Pre-development Expenditures

Pre-development expenditures such as architectural fees, permits and deposits associated with the pursuit of third-party and owned development projects are expensed as incurred, until such time that management believes it is probable that the contract will be executed and/or construction will commence.  Because the Company frequently incurs these pre-development expenditures before a financing commitment and/or required permits and authorizations have been obtained, the Company bears the risk of loss of these pre-development expenditures if financing cannot ultimately be arranged on acceptable terms or the Company is unable to successfully obtain the required permits and authorizations.  As such, management evaluates the status of third-party and owned projects that have not yet commenced construction on a periodic basis and expenses any deferred costs related to projects whose current status indicates the commencement of construction is unlikely and/or the costs may not provide future value to the Company in the form of revenues.  Such write-offs are included in third-party development and management services expenses (in the case of third-party development projects) or general and administrative expenses (in the case of owned development projects) on the accompanying consolidated statements of comprehensive income.  As of September 30, 2013, the Company has deferred approximately $2.4 million in pre-development costs related to third-party and owned development projects that have not yet commenced construction.  Such costs are included in other assets on the accompanying consolidated balance sheets.

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

The following potentially dilutive securities were outstanding for the three and nine months ended September 30, 2013 and 2012, but were not included in the computation of diluted earnings per share because the effects of their inclusion would be anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Common OP Units (Note 10)	1,138,356	899,336	1,134,855	887,478
Preferred OP Units (Note 10)	114,014	114,128	114,090	114,128
Restricted Stock Awards (Note 11)	606,024	581,627	—	—
Total potentially dilutive securities	1,858,394	1,595,091	1,248,945	1,001,606

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following is a summary of the elements used in calculating basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Numerator – basic and diluted earnings per share:
(Loss) income from continuing operations	$(5,366)	$(843)	$20,675	$27,689
Income from continuing operations attributable to noncontrolling interests	(30)	(374)	(1,380)	(1,762)
(Loss) income from continuing operations attributable to common shareholders	(5,396)	(1,217)	19,295	25,927
Amount allocated to participating securities	(218)	(196)	(710)	(652)
(Loss) income from continuing operations attributable to common shareholders, net of amount allocated to participating securities	(5,614)	(1,413)	18,585	25,275
Income from discontinued operations	53,198	1,865	58,204	7,145
Income from discontinued operations attributable to noncontrolling interests	(626)	(21)	(684)	(91)
Income from discontinued operations attributable to common shareholders	52,572	1,844	57,520	7,054
Net income attributable to common shareholders	$46,958	$431	$76,105	$32,329
Denominator:
Basic weighted average common shares outstanding	104,781,431	89,169,868	104,752,982	79,404,323
Restricted Stock Awards (Note 11)	—	—	628,071	605,140
Diluted weighted average common shares outstanding	104,781,431	89,169,868	105,381,053	80,009,463

Earnings per share – basic:
(Loss) income from continuing operations attributable to common shareholders, net of amount allocated to participating securities	$(0.05)	$(0.02)	$0.18	$0.32
Income from discontinued operations attributable to common shareholders	$0.50	$0.02	$0.55	$0.09
Net income attributable to common shareholders	$0.45	$—	$0.73	$0.41
Earnings per share – diluted:
(Loss) income from continuing operations attributable to common shareholders, net of amount allocated to participating securities	$(0.05)	$(0.02)	$0.18	$0.31
Income from discontinued operations attributable to common shareholders	$0.50	$0.02	$0.54	$0.09
Net income attributable to common shareholders	$0.45	$—	$0.72	$0.40

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

The following potentially dilutive securities were outstanding for the three months ended September 30, 2013 and 2012, but were not included in the computation of diluted earnings per unit because the effects of their inclusion would be anti-dilutive.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Restricted Stock Awards (Note 11)	606,024	581,627	—	—
Total potentially dilutive securities	606,024	581,627	—	—

The following is a summary of the elements used in calculating basic and diluted earnings per unit:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Numerator – basic and diluted earnings per unit:
(Loss) income from continuing operations	$(5,366)	$(843)	$20,675	$27,689
Income from continuing operations attributable to noncontrolling interests – partially owned properties	(83)	(329)	(1,078)	(1,312)
Loss (income) from continuing operations attributable to Series A preferred units	11	(44)	(76)	(127)
Amount allocated to participating securities	(218)	(196)	(710)	(652)
(Loss) income from continuing operations attributable to common unitholders, net of amount allocated to participating securities	(5,656)	(1,412)	18,811	25,598
Income from discontinued operations	53,198	1,865	58,204	7,145
Income from discontinued operations attributable to Series A preferred units	(57)	(2)	(61)	(10)
Income from discontinued operations attributable to common unitholders	53,141	1,863	58,143	7,135
Net income attributable to common unitholders	$47,485	$451	$76,954	$32,733
Denominator:
Basic weighted average common units outstanding	105,919,787	90,069,204	105,887,837	80,291,801
Restricted Stock Awards (Note 11)	—	—	628,071	605,140
Diluted weighted average common units outstanding	105,919,787	90,069,204	106,515,908	80,896,941

Earnings per unit - basic:
(Loss) income from continuing operations attributable to common unitholders, net of amount allocated to participating securities	$(0.05)	$(0.02)	$0.18	$0.32
Income from discontinued operations attributable to common unitholders	$0.50	$0.02	$0.55	$0.09
Net income attributable to common unitholders	$0.45	$—	$0.73	$0.41
Earnings per unit - diluted:
(Loss) income from continuing operations attributable to common unitholders, net of amount allocated to participating securities	$(0.05)	$(0.02)	$0.18	$0.31
Income from discontinued operations attributable to common unitholders	$0.50	$0.02	$0.54	$0.09
Net income attributable to common unitholders	$0.45	$—	$0.72	$0.40

3.     Property Acquisitions

The Company previously provided mezzanine financing of $2.0 million to a private developer and was obligated to purchase a 152-unit, 608-bed property (Townhomes at Newtown Crossing) once construction was completed and certain closing conditions

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

were met. The property opened for operations in August 2013, and the Company acquired Townhomes at Newtown Crossing on September 26, 2013 for a purchase price of $38.8 million, at which time the Company's mezzanine investment along with accrued but unpaid interest was credited to the Company. As part of the transaction, the Company issued 97,143 common OP units to the seller, valued at $35.53 per unit and the Company did not assume any property-level debt. Townhomes at Newtown Crossing is located in Lexington, Kentucky near the University of Kentucky campus.
On August 20, 2013, the Company acquired The Plaza Apartments, a 289-unit, 359-bed wholly-owned property located near the campus of Florida State University, for a purchase price of $10.4 million. The Company will operate the property until the current leases are vacated, which will be no later than July 31, 2014. Once the property is vacated, it will be demolished and developed into a 496-bed community scheduled to open for occupancy in August 2015. The Company did not assume any property-level debt as part of this transaction.
On July 31, 2013, the Company acquired a 366-bed additional phase at an existing property, The Lodges of East Lansing, for a purchase price of $32.3 million. Concurrent with the purchase of the Kayne Anderson Portfolio on November 30, 2012, the Company entered into a purchase and sale agreement whereby the Company was obligated to purchase this additional phase as long as the developer met certain construction completion deadlines and other completion deadlines. This additional phase opened for operations in August 2013 and serves students attending Michigan State University. The Company deposited $8.3 million towards the purchase price of this additional phase on November 30, 2012 and the remaining $24.0 million was paid at closing. The Company did not assume any property-level debt as part of this transaction.
On July 25, 2013, the Company acquired 7th Street Station, an 82-unit, 309-bed wholly-owned property located near the campus of Oregon State University, for a purchase price of $26.5 million, which excludes approximately $0.5 million of anticipated transaction costs, initial integration expenses and capital expenditures necessary to bring this property up to the Company’s operating standards. The Company did not assume any property-level debt as part of this transaction.
The acquired property’s results of operations have been included in the accompanying consolidated statements of comprehensive income since their respective acquisition closing dates, with the exception of properties subject to pre-sale/mezzanine investment agreements. As a result of applying accounting guidance related to variable interest entities ("VIEs"), we include properties subject to pre-sale/mezzanine investment agreements in our consolidated financial statements during the construction period. As a result, Townhomes at Newtown Crossing’s results of operations have been included in the accompanying consolidated statements of comprehensive income from the date of project completion in August 2013 through the acquisition date in September 2013. The following pro forma information for the three and nine months ended September 30, 2013 and 2012, presents consolidated financial information for the Company as if the property acquisitions discussed above had occurred at the beginning of the earliest period presented. The unaudited pro forma information is provided for informational purposes only and is not indicative of results that would have occurred or which may occur in the future:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Total revenues	$159,859	$113,484	$479,332	$319,972
Net income attributable to common Shareholders	$47,574	$589	$77,582	$32,871
Net income per share attributable to common shareholders, as adjusted - basic	$0.45	$—	$0.73	$0.41
Net income per share attributable to common shareholders, as adjusted - diluted	$0.45	$—	$0.73	$0.40
4.        Property Dispositions and Discontinued Operations

The following two owned off-campus properties were classified as Held for Sale on the accompanying consolidated balance sheet as of September 30, 2013:

Property	Location	Primary University Served	Units	Beds
University Mills	Cedar Falls, IA	University of Northern Iowa	121	481
Campus Ridge (1)	Johnson City, TN	University of Tennessee	132	528

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(1)	Property was sold in October 2013 (see Note 16).

Concurrent with this classification, these properties were recorded at the lower of cost or fair value less estimated selling costs.  The net income attributable to these properties is included in discontinued operations on the accompanying consolidated statements of comprehensive income for all periods presented.

In July 2013, the following four owned off-campus properties were sold for a combined sales price of $157.4 million resulting in proceeds of approximately $155.2 million. The resulting gain on disposition of approximately $52.8 million is included in discontinued operations on the accompanying consolidated statements of comprehensive income for the three and nine months ended September 30, 2013.

Property	Location	Primary University Served	Units	Beds
The Village at Blacksburg	Blacksburg, VA	Virginia Tech University	288	1,056
State College Park	State College, PA	Penn State University	196	752
University Pines	Statesboro, GA	Georgia Southern University	144	552
Northgate Lakes (1)	Orlando, FL	The University of Central Florida	194	710

(1)
This property was included in the 9-property Collateral Pool which secures our agency facility (see Note 8). As a result, concurrent with the sale of this property, $15.5 million of the secured agency facility's outstanding balance was paid down.

In 2012, the Company sold three owned off-campus properties, located in Wilmington, North Carolina (Brookstone Village and Campus Walk) and Greenville, North Carolina (Pirates Cove) containing 1,584 beds for a combined sales price of approximately $54.1 million.  The net income attributable to these properties is included in discontinued operations on the accompanying consolidated statements of comprehensive income for the three and nine months ended September 30, 2012.

The properties discussed above are included in the wholly-owned properties segment (see Note 15).  Below is a summary of the results of operations for the properties discussed above:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Total revenues	$1,762	$7,039	$13,418	$21,734
Total operating expenses	(1,140)	(3,360)	(5,785)	(9,261)
Depreciation and amortization	(131)	(1,361)	(1,686)	(4,052)
Operating income	491	2,318	5,947	8,421
Total nonoperating expenses	(124)	(453)	(574)	(1,359)
Net income	$367	$1,865	$5,373	$7,062

5.        Investments in Wholly-Owned Properties

Wholly-owned properties consisted of the following:

	September 30, 2013	December 31, 2012
Land (1) (2)	$563,467	$550,274
Buildings and improvements	4,596,433	4,351,239
Furniture, fixtures and equipment (2)	258,707	227,409
Construction in progress (2)	70,483	138,923
	5,489,090	5,267,845
Less accumulated depreciation	(485,917)	(396,469)
Wholly-owned properties, net (3)	$5,003,173	$4,871,376

(1)
The land balance above includes undeveloped land parcels with book values of approximately $34.6 million and $30.7 million as of September 30, 2013 and December 31, 2012, respectively.  Also includes land totaling approximately $31.1

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

million and $41.6 million as of September 30, 2013 and December 31, 2012, respectively, related to properties under development.

(2)
Land, furniture, fixtures and equipment and construction in progress as of September 30, 2013 include $3.4 million, $0.4 million and $2.3 million, respectively, related to the University Walk property located in Knoxville, Tennessee, that will serve students attending the University of Tennessee.  In July 2013, the Company entered into a purchase and contribution agreement with a private developer whereby the Company is obligated to purchase the property as long as the developer meets certain construction completion deadlines and other closing conditions.  The development of the property is anticipated to be completed in August 2014.  The entity that owns University Walk is deemed to be a variable interest entity (“VIE”), and the Company is determined to be the primary beneficiary of the VIE.  As such, the assets and liabilities of the entity owning the property are included in the Company’s and the Operating Partnership’s consolidated financial statements.

(3)
The balances above exclude the net book value of two properties, University Mills and Campus Ridge which are classified as wholly-owned properties Held for Sale in the accompanying consolidated balance sheet as of September 30, 2013.

6.        On-Campus Participating Properties

On-campus participating properties are as follows:

			Historical Cost
Lessor/University	Lease Commencement	Required Debt Repayment (1)	September 30, 2013	December 31, 2012
Texas A&M University System / Prairie View A&M University (2)	2/1/1996	9/1/2023	$42,211	$41,485
Texas A&M University System / Texas A&M International	2/1/1996	9/1/2023	6,701	6,651
Texas A&M University System / Prairie View A&M University (3)	10/1/1999	8/31/2025	26,172	25,766
		8/31/2028
University of Houston System / University of Houston (4)	9/27/2000	8/31/2035	36,077	35,936
West Virginia University Project / West Virginia University (5)	7/16/2013	7/16/2045	7,045	—
			118,206	109,838
Less accumulated amortization			(56,044)	(52,492)
On-campus participating properties, net			$62,162	$57,346

(1)	Represents the effective lease termination date. The Leases terminate upon the earlier to occur of the final repayment of the related debt or the end of the contractual lease term.

(2)	Consists of three phases placed in service between 1996 and 1998.

(3)	Consists of two phases placed in service in 2000 and 2003.

(4)	Consists of two phases placed in service in 2001 and 2005.

(5)
In July 2013, the Company entered into long-term ground and facility leases with the University to finance, construct and manage this on-campus participating property. Under the terms of the leases, title to the constructed facility will be held by the University/lessor and the University will receive 50% of defined net cash flows on an annual basis through the term of the leases. Due to our involvement in the construction of the facility, any fees paid to the Company/lessee for development and construction management services during the construction period are deferred and amortized to revenue over the lease term. This facility is scheduled to be placed in service in August 2014.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

7.        Investments in Unconsolidated Joint Ventures

As of September 30, 2013, the Company owned a noncontrolling interest in one unconsolidated joint venture that is accounted for utilizing the equity method of accounting.  The investment consists of a noncontrolling equity interest in a joint venture with the United States Navy that owns military housing privatization projects located on naval bases in Norfolk and Newport News, Virginia.  In 2010, the Company discontinued applying the equity method in regards to its investment in this joint venture as a result of the Company’s share of losses exceeding its investment in the joint venture.  Because the Company had not guaranteed any obligations of the investee and was not otherwise committed to provide further financial support to the investee, it therefore suspended recording its share of losses once the investment was reduced to zero.  We also earn fees for providing management services to this joint venture, which totaled approximately $0.4 million for each of the three month periods ended September 30, 2013 and 2012 and $1.2 million for each of the nine month periods ended September 30, 2013 and 2012 .

8.        Debt

A summary of the Company’s outstanding consolidated indebtedness, including unamortized debt premiums and discounts, is as follows:

	September 30, 2013	December 31, 2012
Debt secured by wholly-owned properties:
Mortgage loans payable
Unpaid principal balance	$1,216,503	$1,288,482
Unamortized debt premiums	78,370	90,091
Unamortized debt discounts	(2,405)	(3,506)
	1,292,468	1,375,067
Construction loans payable (1)	44,638	57,355
	1,337,106	1,432,422
Debt secured by on-campus participating properties:
Mortgage loan payable	31,480	31,768
Bonds payable	42,440	44,915
Construction loan payable	3,917	—
	77,837	76,683

Secured agency facility	95,355	104,000
Unsecured notes, net of unamortized original issue discount	398,692	—
Unsecured revolving credit facility	175,300	258,000
Unsecured term loan	350,000	350,000
Total debt	$2,434,290	$2,221,105

(1)
Construction loans payable as of December 31, 2012 includes $12.7 million related to two constructions loans that financed the development and construction of Townhomes at Newtown Crossing and The Lodges of East Lansing Phase II, VIEs that the Company included in its consolidated financial statements during the construction phase. The sellers/developers paid off their respective construction loans with proceeds from the Company's purchase of the properties in the third quarter of 2013 (see Note 3).

Unsecured Notes

In April 2013, the Operating Partnership issued $400 million in senior unsecured notes under its existing shelf registration.  These 10-year notes were issued at 99.659 percent of par value with a coupon of 3.750 percent and a yield of 3.791 percent, and are fully and unconditionally guaranteed by the Company.  Interest on the notes is payable semi-annually on April 15 and October 15, with the first payment beginning on October 15, 2013.  The notes will mature on April 15, 2023.  Net proceeds from the sale of the unsecured notes totaled approximately $394.4 million after deducting the underwriting discount and estimated offering expenses.  The Company used $321.0 million of the offering proceeds to pay down the outstanding balance on its revolving credit

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

facility in full.  The terms of the unsecured notes include certain financial covenants that require the Operating Partnership to limit the amount of total debt and secured debt as a percentage of total asset value, as defined.  In addition, the Operating Partnership must maintain a minimum ratio of unencumbered asset value to unsecured debt, as well as a minimum interest coverage level.  As of September 30, 2013, the Company was in compliance with all such covenants.

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

Each loan bears interest at a variable rate, at the Company’s option, based upon a base rate or one-, two-, three- or six-month LIBOR, plus, in each case, a spread based upon the Company’s investment grade rating from either Moody’s Investor Services, Inc. or Standard & Poor’s Rating Group.  The Company has entered into multiple interest rate swaps with notional amounts totaling $350 million that effectively fix the interest rate to 2.54% (0.89% +1.65% spread) on the outstanding balance of the unsecured term loan (see Note 12 for more details).

Availability under the revolving credit facility is limited to an “aggregate borrowing base amount” equal to 60% of the value of the Company’s unencumbered properties, calculated as set forth in the Credit Facility.  Additionally, the Company is required to pay a facility fee of 0.30% per annum on the $450 million revolving credit facility.  As of September 30, 2013, the revolving credit facility bore interest at a weighted average annual rate of 1.93% (inclusive of the facility fee discussed above), and availability under the revolving credit facility totaled $274.7 million.

The terms of the Credit Facility include certain restrictions and covenants, which limit, among other items, the incurrence of additional indebtedness, liens, and the disposition of assets.  The facility contains customary affirmative and negative covenants and also contains financial covenants that, among other things, require the Company to maintain certain minimum ratios of “EBITDA” (earnings before interest, taxes, depreciation and amortization) to fixed charges and total indebtedness.  The Company may not pay distributions that exceed a specified percentage of funds from operations, as adjusted, for any four consecutive quarters.  The financial covenants also include consolidated net worth and leverage ratio tests.  As of September 30, 2013, the Company was in compliance with all such covenants.

Secured Agency Facility

The Company has a $125 million secured revolving credit facility with a Freddie Mac lender.  The facility has a 5-year term and is currently secured by 9 properties referred to as the “Collateral Pool.”  The facility bears interest at one- or three-month LIBOR plus a spread that varies based on the debt service ratio of the Collateral Pool.  Additionally, the Company is required to pay an unused commitment fee of 1.0% per annum.  As of September 30, 2013, the secured agency facility bore interest at a weighted average annual rate of 2.22%.  The secured agency facility includes some, but not all, of the same financial covenants as the unsecured credit facility, described above.  As of September 30, 2013, the Company was in compliance with all such covenants.

9.        Stockholders’ Equity / Partners’ Capital

In March 2013, the Company established a new at-the-market share offering program (the “ATM Equity Program”) through which the Company may issue and sell, from time to time, shares of common stock having an aggregate offering price of up to $500 million.  Actual sales under the program will depend on a variety of factors, including, but not limited to, market conditions, the trading price of the Company’s common stock and determinations of the appropriate sources of funding for the Company.  The Company has not sold any shares under the ATM Equity Program and has $500 million available for issuance under this program as of September 30, 2013.

10.        Noncontrolling Interests

Operating Partnership

Partially-owned properties: As of September 30, 2013, the Operating Partnership consolidates three joint ventures that own and operate University Village at Sweet Home, University Centre and Villas at Chestnut Ridge owned-off campus properties.  The

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

portion of net assets attributable to the third-party partners in these joint ventures is classified as “noncontrolling interests - partially owned properties” within capital on the accompanying consolidated balance sheets of the Operating Partnership.  Accordingly, the third-party partners’ share of the income or loss of the joint ventures is reported on the consolidated statements of comprehensive income of the Operating Partnership as “net income attributable to noncontrolling interests – partially owned properties.”

In July 2013, the Company acquired the remaining 20.5% noncontrolling interest from the third-party partner in the joint venture that owns and operates The Varsity.

In July 2013, the Company entered into a purchase and contribution agreement with a private developer whereby the Company is obligated to purchase the property (University Walk) as long as the developer meets certain construction completion deadlines and other closing conditions.  The development of the property is anticipated to be completed in August 2014.  The entity that owns University Walk is deemed to be a variable interest entity (“VIE”), and the Company is determined to be the primary beneficiary of the VIE.  As such, the assets and liabilities of the entity owning the property are included in the Company’s and the Operating Partnership’s consolidated financial statements. The entity is financed with an $8.8 million mezzanine loan from the Company, a $19.0 million construction loan from a third-party lender and a $1.5 million equity contribution from the developer. This contribution from the developer is reflected as noncontrolling interests - partially owned properties within capital on the accompanying consolidated balance sheet of the Operating Partnership as of September 30, 2013.

OP Units:  For the portion of OP Units that the Operating Partnership is required, either by contract or securities law, to deliver registered common shares of ACC to the exchanging OP unit holder, or for which the Operating Partnership has the intent or history of exchanging such units for cash, we classify the units as “redeemable limited partners” in the mezzanine section of the consolidated balance sheets of the Operating Partnership.  The units classified as such include Series A preferred units as well as common units that are not held by ACC or ACC Holdings.  The value of redeemable limited partners on the consolidated balance sheets of the Operating Partnership is reported at the greater of fair value or historical cost at the end of each reporting period.  Changes in the value from period to period are charged to limited partner’s capital on the consolidated statement of changes in capital of the Operating Partnership.  Below is a table summarizing the activity of redeemable limited partners for the nine months ended September 30, 2013:

December 31, 2012	$57,534
Net income	986
Distributions	(1,335)
Redeemable limited partner units issued as consideration (see Note 3)	3,451
Conversion of redeemable limited partner units into shares of ACC common stock	(23)
Adjustments to reflect redeemable limited partner units at fair value	(10,823)
September 30, 2013	$49,790

During the nine months ended September 30, 2013, 1,500 Series A preferred units were converted into an equal number of shares of ACC's common stock and during the year ended December 31, 2012, 88,457 common OP units were converted into an equal number of shares of ACC’s common stock.   As of September 30, 2013 and December 31, 2012, approximately 1.3% and 1.2%, respectively, of the equity interests of the Operating Partnership were held by owners of common OP Units and Series A preferred units not held by ACC or ACC Holdings.

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

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

11.     Incentive Award Plan

Restricted Stock Units (“RSUs”)

Upon reelection to the Board of Directors in May 2013, all members of the Company’s Board of Directors were granted restricted stock units (“RSUs”) in accordance with the American Campus Communities, Inc. 2010 Incentive Award Plan (the “Plan”).  These RSUs were valued at $95,000 for the Chairman of the Board of Directors and at $71,500 for all other members.  The number of RSUs was determined based on the fair market value of the Company’s stock on the date of grant, as defined in the Plan.  All awards vested and settled immediately on the date of grant, and the Company delivered shares of common stock and cash, as determined by the Compensation Committee of the Board of Directors. A compensation charge of approximately $0.5 million was recorded during the nine months ended September 30, 2013 related to these awards.

A summary of ACC’s RSUs under the Plan as of September 30, 2013 and activity during the nine months then ended is presented below:

Number of RSUs
Outstanding at December 31, 2012	—
Granted	10,265
Settled in common shares	(4,572)
Settled in cash	(5,693)
Outstanding at September 30, 2013	—

Restricted Stock Awards (“RSAs”)

A summary of ACC’s RSAs under the Plan as of September 30, 2013 and activity during the nine months then ended, is presented below:

Number of RSAs
Nonvested balance at December 31, 2012	575,668
Granted	230,800
Vested	(111,533)
Forfeited	(90,189)
Nonvested balance at September 30, 2013	604,746

The fair value of RSA’s is calculated based on the closing market value of ACC’s common stock on the date of grant.  The fair value of these awards is amortized to expense over the vesting periods, which amounted to approximately $1.6 million and $1.3 million for the three months ended September 30, 2013 and 2012, respectively, and $4.8 million and $3.9 million for the nine months ended September 30, 2013 and 2012, respectively.

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

Cash Flow Hedges of Interest Rate Risk

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements.  To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy.  Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.  The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Loss and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  No portion of designated hedges was ineffective during the nine months ended September 30, 2013 and 2012.

As discussed in Note 8, the Company has four interest rate swap contracts with notional amounts totaling $350 million to hedge the variable cash flows associated with interest payments on the LIBOR-based unsecured term loan.  In addition, the Company has an interest rate swap contract with a notional amount of $31.5 million used to hedge the variable cash flows associated with the Cullen Oaks Phase I and Phase II loans.

The following table summarizes the Company’s outstanding interest rate swap contracts as of September 30, 2013:

Date Entered	Effective Date	Maturity Date	Pay Fixed Rate	Receive Floating Rate Index	Notional Amount	Fair Value
Feb 12, 2007	Feb 15, 2007	Feb 15, 2014	6.689%	LIBOR – 1 mo. plus 1.35%	$31,480	$(623)
Feb 2, 2012	Feb 2, 2012	Jan 2, 2017	0.8695%	LIBOR – 1 month	125,000	(522)
Feb 2, 2012	Feb 2, 2012	Jan 2, 2017	0.88%	LIBOR – 1 month	100,000	(457)
Feb 2, 2012	Feb 2, 2012	Jan 2, 2017	0.8875%	LIBOR – 1 month	62,500	(304)
Feb 2, 2012	Feb 2, 2012	Jan 2, 2017	0.889%	LIBOR – 1 month	62,500	(304)
				Total	$381,480	$(2,210)

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of September 30, 2013 and December 31, 2012:

	Liability Derivatives
		Fair Value as of
Description	Balance Sheet Location	September 30, 2013	December 31, 2012
Interest rate swaps contracts	Other liabilities	$2,210	$6,661
Total derivatives designated as hedging instruments		$2,210	$6,661

13.     Fair Value Disclosures

The following table presents information about the Company’s financial instruments measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.  In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities the Company has the ability to access.  Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.  Level 2 inputs include quoted prices for similar assets and liabilities in active markets and inputs other than quoted prices observable for the asset or liability, such as interest rates and yield curves observable at commonly quoted intervals.  Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

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

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Disclosures concerning financial instruments measured at fair value are as follows:

	Fair Value Measurements as of
	September 30, 2013				December 31, 2012
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities:
Derivative financial instruments	$—	$2,210	$—	$2,210	$—	$6,661	$—	$6,661
Mezzanine:
Redeemable noncontrolling interests (Company)/ Redeemable limited partners (Operating Partnership)	$—	$49,790	$—	$49,790	$—	$57,534	$—	$57,534

The Company uses derivative financial instruments, specifically interest rate swaps, for nontrading purposes.  The Company uses interest rate swaps to manage interest rate risk arising from previously unhedged interest payments associated with variable rate debt.  Through September 30, 2013, derivative financial instruments were designated and qualified as cash flow hedges.  Derivative contracts with positive net fair values inclusive of net accrued interest receipts or payments are recorded in other assets.  Derivative contracts with negative net fair values, inclusive of net accrued interest payments or receipts, are recorded in other liabilities.  The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative.  This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves.  The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts).  The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.

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

Although the Company has determined the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparty.  However, as of September 30, 2013 and December 31, 2012, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivative financial instruments.  As a result, the Company has determined each of its derivative valuations in its entirety is classified in Level 2 of the fair value hierarchy.

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

Loans Receivable:  In April 2013, the Company acquired a protective advance note and outstanding bond insurer claim (collectively “loans receivable”).  See Note 14 herein for additional details regarding this transaction.  The fair value of loans receivable is based on a discounted cash flow analysis consisting of scheduled cash flows and discount rate estimates to approximate those that a willing buyer and seller might use.  These financial instruments utilize Level 3 inputs.

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

The table below contains the estimated fair value and related carrying amounts for the Company’s financial instruments as of September 30, 2013 and December 31, 2012:

	September 30, 2013		December 31, 2012
	Estimated Fair Value	Carrying Amount	Estimated Fair Value	Carrying Amount
Assets:
Loans receivable	$49,154	$50,438	$—	$—
Liabilities:
Unsecured notes	$381,827	$398,692	$—	$—
Mortgage loans	1,322,320	1,323,948	1,437,851	1,406,835
Bonds payable	44,964	42,440	52,778	44,915

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

In the normal course of business, the Company enters into various development-related purchase commitments with parties that provide development-related goods and services.  In the event that the Company was to terminate development services prior to the completion of projects under construction, the Company could potentially be committed to satisfy outstanding purchase orders with such parties.  At September 30, 2013, management did not anticipate any material deviations from schedule or budget related to third-party development projects currently in progress.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The Company has estimated the fair value of guarantees entered into to be immaterial.  The Company’s estimated maximum exposure amount under the above guarantees is approximately $2.6 million as of September 30, 2013.

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

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Wholly-Owned Properties
Rental revenues	$151,551	$104,516	$451,691	$287,914
Interest and other income	14	7	36	31
Total revenues from external customers	151,565	104,523	451,727	287,945
Operating expenses before depreciation, amortization, ground/facility lease and allocation of corporate overhead	(88,353)	(58,348)	(225,392)	(142,222)
Ground/facility leases	(759)	(564)	(2,063)	(1,259)
Interest expense	(11,062)	(8,224)	(33,936)	(22,549)
Operating income before depreciation, amortization, and allocation of corporate overhead	$51,391	$37,387	$190,336	$121,915
Depreciation and amortization	$43,577	$25,633	$133,465	$68,785
Capital expenditures	$96,770	$99,049	$271,623	$285,809
Total segment assets at September 30,	$5,133,137	$4,053,250	$5,133,137	$4,053,250

On-Campus Participating Properties
Rental revenues	$5,066	$5,087	$17,871	$17,766
Interest and other income	8	4	12	12
Total revenues from external customers	5,074	5,091	17,883	17,778
Operating expenses before depreciation, amortization, ground/facility lease and allocation of corporate overhead	(2,850)	(2,856)	(7,915)	(7,763)
Ground/facility lease	(627)	(529)	(1,686)	(1,602)
Interest expense	(1,365)	(1,419)	(4,120)	(4,276)
Operating income before depreciation, amortization and allocation of corporate overhead	$232	$287	$4,162	$4,137
Depreciation and amortization	$1,197	$1,167	$3,553	$3,481
Capital expenditures	$7,660	$948	$8,368	$1,710
Total segment assets at September 30,	$77,250	$74,245	$77,250	$74,245

Development Services
Development and construction management fees	$622	$1,467	$1,656	$7,427
Operating expenses	(3,159)	(2,767)	(8,541)	(7,867)
Operating loss before depreciation, amortization and allocation of corporate overhead	$(2,537)	$(1,300)	$(6,885)	$(440)
Total segment assets at September 30,	$5,113	$4,340	$5,113	$4,340

Property Management Services
Property management fees from external customers	$1,792	$1,687	$5,425	$5,083
Intersegment revenues	5,293	4,049	15,879	11,657
Total revenues	7,085	5,736	21,304	16,740
Operating expenses	(2,413)	(2,360)	(7,534)	(7,494)
Operating income before depreciation, amortization and allocation of corporate overhead	$4,672	$3,376	$13,770	$9,246
Total segment assets at September 30,	$6,960	$4,688	$6,960	$4,688

Reconciliations
Total segment revenues	$164,346	$116,817	$492,570	$329,890
Unallocated interest income earned on corporate cash	770	417	2,117	1,312
Elimination of intersegment revenues	(5,293)	(4,049)	(15,879)	(11,657)
Total consolidated revenues, including interest income	$159,823	$113,185	$478,808	$319,545
Segment operating income before depreciation, amortization and allocation of corporate overhead	$53,758	$39,750	$201,383	$134,858
Depreciation and amortization	(46,661)	(28,225)	(142,516)	(76,367)
Net unallocated expenses relating to corporate overhead	(12,342)	(12,323)	(34,761)	(30,767)
Income from unconsolidated joint ventures	—	—	—	444
Other nonoperating income (expense)	134	136	(2,666)	14
Income tax provision	(255)	(181)	(765)	(493)
(Loss) income from continuing operations	$(5,366)	$(843)	$20,675	$27,689

Total segment assets	$5,222,460	$4,136,523	$5,222,460	$4,136,523
Unallocated corporate assets	97,626	78,049	97,626	78,049
Total assets at September 30,	$5,320,086	$4,214,572	$5,320,086	$4,214,572

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

16.     Subsequent Events

Property Disposition:  On October 4, 2013, the Company sold Campus Ridge for a sales price of approximately $12.5 million resulting in proceeds of approximately $11.6 million.  This property was included in the 9-property Collateral Pool which secures our agency facility (see Note 8).  As a result, concurrent with the sale of this property, $7.6 million of the secured agency facility was paid down.

Property Acquisitions:  On October 8, 2013, the Company acquired Park Point, a 300-unit, 924-bed wholly-owned property located near the Rochester Institute of Technology campus in Rochester, New York, for a purchase price of approximately $100.3 million.  In conjunction with the purchase of this property the Company assumed an existing $59.8 million mortgage loan and borrowed an additional $10.2 million resulting in a new $70.0 million mortgage loan.

On November 6, 2013, the Company acquired U Centre at Fry Street, a 194-unit, 614-bed wholly-owned property located near the University of North Texas campus in Denton, Texas, for a purchase price of approximately $51.3 million. The Company did not assume any property-level debt as part of this transaction.

Distributions:  On October 30, 2013, the Company declared a third quarter 2013 distribution per share of $0.36 which will be paid on November 27, 2013 to all common stockholders of record as of November 13, 2013.  At the same time, the Operating Partnership will pay an equivalent amount per unit to holders of common OP Units, as well as the quarterly cumulative preferential distribution to holders of Series A preferred units (see Note 10).

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

Property Portfolio

As of September 30, 2013, our total owned property portfolio contained 165 properties, consisting of owned off-campus student housing properties that are in close proximity to colleges and universities, American Campus Equity (“ACE®”) properties operated under ground/facility leases with university systems and on-campus participating properties operated under ground/facility leases with the related university systems.  Of the 165 properties, eight were under development as of September 30, 2013, and when completed will consist of a total of approximately 5,500 beds in approximately 1,700 units.  Our communities contain modern housing units and are supported by a resident assistant system and other student-oriented programming, with many offering resort-style amenities.

As of September 30, 2013, through ACC’s taxable REIT subsidiary (“TRS”) entities, we provided third-party management and leasing services for 35 properties, bringing our total owned and third-party managed portfolio to 200 properties.  Third-party management and leasing services are typically provided pursuant to management contracts that have initial terms that range from one to five years.  Below is a summary of our property portfolio as of September 30, 2013:

Property portfolio:	Properties	Units	Beds
Wholly-owned operating properties:
Off-campus properties (1)	139	25,695	79,096
On-campus ACE	14	3,483	11,521
Subtotal – operating properties	153	29,178	90,617

Wholly-owned properties under development:
Off-campus properties (2)	3	643	2,247
On-campus ACE	4	838	2,642
Subtotal – properties under development	7	1,481	4,889

Total wholly-owned properties	160	30,659	95,506

On-campus participating properties
Operating properties	4	1,863	4,519
Properties under development	1	224	567
Total on-campus participating properties	5	2,087	5,086

Total owned property portfolio	165	32,746	100,592

Managed properties	35	10,494	25,903
Total property portfolio	200	43,240	126,495

(1)	Includes two properties classified as Held for Sale as of September 30, 2013.

(2)
Includes University Walk, a 177-unit, 526-bed property we did not own as of September 30, 2013, but are obligated to purchase as long as the developer meets certain construction completion deadlines and other closing conditions.  The development of the property is anticipated to be completed in August 2014.

Wholly-owned Development Activity

Recently Completed Projects: In August and September 2013, the final stages of construction were completed on five owned off-campus properties, three on-campus ACE properties and an additional phase at an existing off-campus property. These properties are summarized in the table below:

Project	Project Type	Location	Primary University Served	Units	Beds	Total Project Cost	Opened for Occupancy
Manzanita Hall	ACE	Tempe, AZ	Arizona State University	241	816	$48,500	August 2013
The Callaway House	Off-campus	Austin, TX	The University of Texas at Austin	219	753	62,500	August 2013
Chestnut Square	ACE	Philadelphia, PA	Drexel University	220	861	100,700	September 2013
U Club on Woodward	Off-campus	Tallahassee, FL	Florida State University	112	448	28,800	August 2013
Townhomes at Overton Park	Off-campus	Lubbock, TX	Texas Tech University	112	448	29,800	August 2013
601 Copeland	Off-campus	Tallahassee, FL	Florida State University	81	283	26,800	August 2013
University View (PVAMU Phase VII)	ACE	Prairie View, TX	Prairie View A&M University	96	336	14,800	August 2013
Townhomes at Newtown Crossing (1)	Off-campus	Lexington, KY	University of Kentucky	152	608	38,750	August 2013
The Lodges of East Lansing Phase II (2)	Off-Campus	East Lansing, MI	Michigan State University	144	366	32,300	August 2013
				1,377	4,919	$382,950

(1)
This project was completed by a third-party developer and purchased by us in September 2013. Refer to Note 3 in the accompanying Notes to Consolidated Financial Statements contained in Item 1 for additional details.

(2)
This project was completed by a third-party developer and purchased by us in July 2013. Refer to Note 3 in the accompanying Notes to Consolidated Financial Statements contained in Item 1 for additional details.

Projects Under Construction: At September 30, 2013, we were in the process of constructing four on-campus ACE properties, two owned off-campus properties and one on-campus participating property. In addition, a third-party developer was in the process of constructing an off-campus property located in Knoxville, Tennessee (University Walk) that we did not own as of September 30, 2013, but are obligated to purchase as long as the developer meets certain construction completion deadlines and other closing conditions. These properties are summarized in the table below:

Project	Project Type	Location	Primary University Served	Units	Beds	Estimated Project Cost	Total Costs Incurred	Scheduled to Open for Occupancy
The Plaza on University	Off-campus	Orlando, FL	University of Central Florida	364	1,313	$112,300	$58,441	August 2014
Stanworth Commons Phase I	ACE	Princeton, NJ	Princeton University	127	214	35,800	13,470	July 2014
U Club on Frey Phase II	Off-campus	Kennesaw, GA	Kennesaw State University	102	408	25,300	10,075	August 2014
U Centre at Northgate	ACE	College Station, TX	Texas A&M University	196	784	37,500	7,701	August 2014
The Suites Phase II	ACE	Flagstaff, AZ	Northern Arizona University	164	328	19,300	465	August 2014
University Walk	Off-campus	Knoxville, TN	University of Tennessee	177	526	32,300	2,275	August 2014
West Virginia University Project (1)	On-campus participating	Morgantown, WV	West Virgina University	224	567	44,200	7,173	August 2014
SUBTOTAL – 2014 DELIVERIES				1,354	4,140	$306,700	$99,600

Lancaster Project	ACE	Philadelphia, PA	Drexel University	351	1,316	170,700	9,544	September 2015
SUBTOTAL – 2015 DELIVERIES				351	1,316	$170,700	$9,544

TOTAL – ALL PROJECTS				1,705	5,456	$477,400	$109,144

(1)
In July 2013, we entered into long-term ground and facility leases with the University to finance, construct and manage this on-campus participating property. Under the terms of the leases, title to the constructed facility will be held by the University/lessor and the University will receive 50% of defined net cash flows on an annual basis through the term of the leases.

Acquisitions

As discussed in more detail in Note 3 in the accompanying Notes to Consolidated Financial Statements contained in Item 1, during the nine months ended September 30, 2013, we acquired three properties and an additional phase at an existing property containing 1,642 beds for a combined purchase price of $108.0 million.

Third-Party Development Services

Through ACC’s TRS entities, we provide development and construction management services for student housing properties owned by colleges and universities, charitable foundations and others.  We completed construction on two third-party development projects during the three months ended September 30, 2013. These two projects had third-party development fees totaling $4.9 million, of which approximately $1.2 million were earned during the nine months ended September 30, 2013. As of September 30, 2013, we were under contract on one third-party development project that is currently in progress with a fee of $3.2 million.  As of September 30, 2013, fees of approximately $1.4 million remained to be earned by us with respect to this project, which has a scheduled completion date of August 2014.

Results of Operations

Comparison of the Three Months Ended September 30, 2013 and September 30, 2012

The following table presents our results of operations for the three months ended September 30, 2013 and 2012, including the amount and percentage change in these results between the two periods.

	Three Months Ended September 30,
	2013	2012	Change ($)	Change (%)
Revenues
Wholly-owned properties	$150,668	$104,062	$46,606	44.8%
On-campus participating properties	5,066	5,087	(21)	(0.4)%
Third-party development services	622	1,467	(845)	(57.6)%
Third-party management services	1,792	1,687	105	6.2%
Resident services	883	454	429	94.5%
Total revenues	159,031	112,757	46,274	41.0%

Operating expenses
Wholly-owned properties	87,189	57,941	29,248	50.5%
On-campus participating properties	3,021	3,010	11	0.4%
Third-party development and management services	3,058	2,602	456	17.5%
General and administrative	3,934	7,582	(3,648)	(48.1)%
Depreciation and amortization	45,248	27,165	18,083	66.6%
Ground/facility leases	1,386	1,093	293	26.8%
Total operating expenses	143,836	99,393	44,443	44.7%

Operating income	15,195	13,364	1,831	13.7%

Nonoperating income and (expenses)
Interest income	792	428	364	85.0%
Interest expense	(19,819)	(13,530)	(6,289)	46.5%
Amortization of deferred financing costs	(1,413)	(1,060)	(353)	33.3%
Other nonoperating income	134	136	(2)	(1.5)%
Total nonoperating expenses	(20,306)	(14,026)	(6,280)	44.8%
Loss before income taxes and discontinued operations	(5,111)	(662)	(4,449)	672.1%
Income tax provision	(255)	(181)	(74)	40.9%
Loss from continuing operations	(5,366)	(843)	(4,523)	536.5%

Discontinued operations
Income attributable to discontinued operations	367	1,865	(1,498)	(80.3)%
Gain from disposition of real estate	52,831	—	52,831	100.0%
Total discontinued operations	53,198	1,865	51,333	2,752.4%

Net income	47,832	1,022	46,810	4,580.2%
Net income attributable to noncontrolling interests
Redeemable noncontrolling interests	(573)	(66)	(507)	768.2%
Partially owned properties	(83)	(329)	246	(74.8)%
Net income attributable to noncontrolling interests	(656)	(395)	(261)	66.1%
Net income attributable to common shareholders	$47,176	$627	$46,549	7,424.1%

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

A reconciliation of our same store and new property operations to our consolidated statements of comprehensive income is set forth below:

	Same Store Properties (1)		New Properties (2)		Total - All Properties (1)
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2013	2012	2013	2012	2013	2012
Number of properties	93	93	58	28	151	121
Number of beds	56,102	56,102	33,506	15,628	89,608	71,730

Revenues (3)	$94,699	$93,007	$56,852	$11,509	$151,551	$104,516
Operating expenses	53,809	52,407	33,380	5,534	87,189	57,941

(1)	Excludes two properties classified as Held for Sale as of September 30, 2013 that are included in discontinued operations on the accompanying consolidated statements of comprehensive income.

(2)
Does not include properties under construction as of September 30, 2013.  Number of properties and number of beds also excludes properties undergoing redevelopment as of September 30, 2013, although the results of operations of those properties are included in revenues and operating expenses prior to commencement of redevelopment activities.

(3)	Includes revenues which are reflected as resident services revenue on the accompanying consolidated statements of comprehensive income.

Same Store Properties.  The increase in revenue from our same store properties was due to an increase in average rental rates for the 2013/2014 academic year, offset by a slight decrease in average occupancy from 95.4% during the three months ended September 30, 2012 to 95.3% during the three months ended September 30, 2013.  Future revenues will be dependent on our ability to maintain our current leases in effect for the 2013/2014 academic year and our ability to obtain appropriate rental rates and desired occupancy for the 2014/2015 academic year at our various properties during our leasing period, which typically begins in January and ends in August.

The increase in operating expenses for our same store properties was primarily due to an increase in marketing costs incurred to stimulate leasing velocity for the 2013/2014 academic year.  We anticipate that operating expenses for our same store property portfolio for the full year ended December 31, 2013 will increase as compared with the full year ended December 31, 2012 primarily for the reason discussed above.

New Property Operations.  Our new properties for the three months ended September 30, 2013 consist of the following: (i) The Block, acquired in August 2012, (ii) The Retreat, acquired in September 2012, (iii) 11 owned development projects that opened for occupancy in August and September 2012 (iv) a 15-property student housing portfolio acquired in September 2012, (v) a 19-property student housing portfolio acquired in November 2012, (vi) University Edge, a property previously subject to a pre-sale agreement that we acquired in December 2012, (vii) 7th Street Station, acquired in July 2013, (viii) The Lodges of East Lansing

Phase II, an additional phase at an existing property previously subject to a pre-sale agreement that we acquired in July 2013, (ix) The Plaza Apartments, acquired in August 2013, (x) Townhomes at Newtown Crossing, a property previously subject to a pre-sale agreement that we acquired in September 2013, and (xi) seven owned development projects that opened for occupancy in August and September 2013.

On-Campus Participating Properties (“OCPP”) Operations

We had four participating properties containing 4,519 beds which were operating during the three months ended September 30, 2013 and 2012 (one on-campus participating property was under construction as of September 30, 2013). Revenues from our participating properties remained constant at $5.1 million for both three month periods ended September 30, 2013 and 2012.  This occurred as a result of an increase in average rental rates for 2013/2014 academic year, offset by a decrease in average occupancy from 72.2% for the three months ended September 30, 2012 to 69.9% for the three months ended September 30, 2013.  Occupancy at our on-campus participating properties is low during the summer months due to the expiration of the 9-month leases concurrent with the end of the spring semester.

At these properties, operating expenses remained constant at $3.0 million for both three month periods ended September 30, 2013 and 2012.  We anticipate that operating expenses for the full year ended December 31, 2013 will increase slightly as compared with the full year ended December 31, 2012 as a result of general inflation.

Third-Party Development Services Revenue

Third-party development services revenue decreased by approximately $0.8 million, from $1.5 million during the three months ended September 30, 2012 to $0.6 million for the three months ended September 30, 2013.  During the three months ended September 30, 2013, we had three projects in progress with an average contractual fee of approximately $2.7 million, as compared to the three months ended September 30, 2012 in which we had seven projects in progress with an average contractual fee of approximately $2.4 million.  We anticipate that third-party development services revenue for the full year ended December 31, 2013 will decrease significantly as compared to the full year ended December 31, 2012 as a result of fewer currently outstanding awarded projects in this business segment.

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

Third-Party Development and Management Services Expenses

Third party development and management services expenses increased by approximately $0.5 million, from $2.6 million during the three months ended September 30, 2012 to $3.1 million for the three months ended September 30, 2013.  This increase was primarily a result of approximately $0.6 million of transfer taxes paid by the Company in connection with our recent conversion of a wholly-owned property from off-campus into an on-campus ACE structure via a ground lease with Drexel University. We anticipate that third-party development and management services expenses will decrease in 2013 due to the recent growth in our wholly-owned property portfolio and a lower number of newly awarded contracts in this business segment during the full year ended December 31, 2013 as compared to the prior year ended, offset by the increase discussed above.

General and Administrative

General and administrative expenses decreased by approximately $3.7 million, from $7.6 million during the three months ended September 30, 2012 to $3.9 million for the three months ended September 30, 2013. This decrease was primarily a result of $3.8 million of acquisition-related costs such as broker fees, due diligence costs and legal and accounting fees incurred in connection with our purchase of a 15-property student housing portfolio in September 2012. We anticipate general and administrative expenses to decrease significantly for the full year ended December 31, 2013 as a result of acquisition-related costs incurred in 2012 that are not expected to be incurred in 2013.

Depreciation and Amortization

Depreciation and amortization increased by approximately $18.0 million, from $27.2 million during the three months ended September 30, 2012 to $45.2 million for the three months ended September 30, 2013.  This increase was primarily a result of the following items: (i) additional depreciation and amortization expense of approximately $13.5 million recorded during the three months ended September 30, 2013 related to properties acquired during 2012 and 2013, (ii) the completion of construction and opening of 11 owned development properties in August and September 2012, which contributed an additional $2.6 million of depreciation and amortization expense during the three months ended September 30, 2013, and (iii) the completion of construction and opening of seven owned development properties in August and September 2013, which contributed an additional $1.6 million of depreciation and amortization expense during the three months ended September 30, 2013. We expect depreciation and amortization expense to increase significantly for the full year ended December 31, 2013 for the reasons discussed above.

Ground/Facility Leases

Ground/facility leases expense increased by approximately $0.3 million, from $1.1 million during the three months ended September 30, 2012 to $1.4 million for the three months ended September 30, 2013.  This increase was primarily due to the completion of construction and commencement of operations of six ACE development projects during 2012. We anticipate ground/facility leases expense to increase for the full year ended December 31, 2013 as compared to the full year ended December 31, 2012 due to the completion of construction and commencement of operations of three ACE development projects during the three months ended September 30, 2013 and the timing of ACE development projects placed into service during 2012.

Interest Income

Interest income increased by approximately $0.4 million, from $0.4 million during the three months ended September 30, 2012 to $0.8 million during the three months ended September 30, 2013.  This increase was primarily a result of our purchase of $52.8 million in loans receivable on April 22, 2013.  These loans carry an interest rate of 5.12% with semiannual compounding and are secured by a lien on, and the cash flows from, two student housing properties in close proximity to the University of Central Florida.  We anticipate that interest income will increase for the full year ended December 31, 2013 as compared to the full year ended December 31, 2012 for the reason discussed above.

Interest Expense

Interest expense increased by approximately $6.3 million, from $13.5 million during the three months ended September 30, 2012 to $19.8 million for the three months ended September 30, 2013.  We incurred additional interest expense of approximately $5.0 million during the three months ended September 30, 2013 related to loans assumed in connection with 2012 property acquisitions. We also incurred additional interest expense of approximately $3.8 million during the three months ended September 30, 2013 related to our $400 million offering of senior unsecured notes which closed on April 2, 2013. These increases were offset by a decrease of approximately $1.1 million during the three months ended September 30, 2013 as a result of mortgage and construction loans paid off during latter half of 2012 and the first nine months of 2013. In addition, interest expense decreased as a result of an increase in capitalized interest of approximately $0.8 million due to the timing and volume of construction activities on our owned development projects during the respective periods. Lastly, interest expense decreased by approximately $0.3 million during the three months ended September 30, 2013 related to decreased borrowings under our revolving credit facility. On April 2, 2013, we used $321.0 million in proceeds from our unsecured notes offering to pay down in full the outstanding balance on our revolving credit facility. We anticipate that interest expense will increase for the full year ended December 31, 2013 as compared to the full year ended December 31, 2012 as a result of our unsecured notes offering discussed above, as well as a full year of interest expense incurred on the loans assumed in connection with the 2012 property acquisitions. These anticipated increases will be offset by a decrease in interest expense related to the payoff of maturing mortgage debt in 2012 and 2013.

Amortization of Deferred Financing Costs

Amortization of deferred financing costs increased approximately $0.3 million, from $1.1 million during the three months ended September 30, 2012 to $1.4 million for the three months ended September 30, 2013.  This increase was primarily due to an additional $0.3 million of finance cost amortization during the three months ended September 30, 2013, as a result of finance costs paid upon the assumption of mortgage debt in connection with 2012 property acquisitions.  We also incurred an additional $0.1 million of finance cost amortization during the three months ended September 30, 2013 as a result of offering costs paid in connection with our $400 million unsecured notes offering, which closed on April 2, 2013.  We anticipate that amortization of deferred financing costs will increase for the full year ended December 31, 2013 as compared to the full year ended December 31, 2012 for the reasons discussed above.

Other Nonoperating Income

Other nonoperating income of $0.1 million for the three months ended September 30, 2013 reflects a gain recognized upon our purchase of Townhomes at Newtown Crossing in September 2013, a property previously subject to a pre-sale/mezzanine investment agreement. We included the property in our consolidated financial statements during the construction period, as a result of applying accounting guidance related to variable interest entities. The property completed construction in August 2013 and the gain recorded upon our purchase of the property primarily relates to interest income earned on our mezzanine investment during the construction period.

Other nonoperating income of $0.1 million for the three months ended September 30, 2012 reflects a gain recognized upon our purchase of The Retreat in September 2012. We provided mezzanine financing to a private developer while retaining an option to purchase the property upon completion of construction in August 2012. The gain recorded upon our purchase of the property primarily relates to interest income earned on our mezzanine investment during the construction period.

Discontinued Operations

Discontinued operations on the accompanying consolidated statements of comprehensive income includes the following wholly-owned properties: (i) University Mills and Campus Ridge, wholly-owned properties that were classified as Held for Sale as of September 30, 2013, (ii) State College Park, University Pines, The Village at Blacksburg and Northgate Lakes, wholly-owned properties sold in July 2013 for a combined sales price of $157.4 million, (iii) Brookstone Village and Campus Walk, wholly-owned properties sold in December 2012 for a combined sales price of $26.6 million, and (iv) Pirates Cove, sold in April 2012 for a sales price of $27.5 million. Refer to Note 4 in the accompanying Notes to Consolidated Financial Statements contained in Item 1 herein for a table summarizing the results of operations of the properties classified within discontinued operations.

Comparison of the Nine Months Ended September 30, 2013 and September 30, 2012

The following table presents our results of operations for the nine months ended September 30, 2013 and 2012, including the amount and percentage change in these results between the two periods.

	Nine Months Ended September 30,
	2013	2012	Change ($)	Change (%)
Revenues
Wholly-owned properties	$449,779	$286,932	$162,847	56.8%
On-campus participating properties	17,871	17,766	105	0.6%
Third-party development services	1,656	7,427	(5,771)	(77.7)%
Third-party management services	5,425	5,083	342	6.7%
Resident services	1,912	982	930	94.7%
Total revenues	476,643	318,190	158,453	49.8%

Operating expenses
Wholly-owned properties	222,768	141,772	80,996	57.1%
On-campus participating properties	8,454	8,306	148	1.8%
Third-party development and management services	7,786	8,013	(227)	(2.8)%
General and administrative	12,366	15,760	(3,394)	(21.5)%
Depreciation and amortization	138,373	73,355	65,018	88.6%
Ground/facility leases	3,749	2,861	888	31.0%
Total operating expenses	393,496	250,067	143,429	57.4%

Operating income	83,147	68,123	15,024	22.1%

Nonoperating income and (expenses)
Interest income	2,165	1,355	810	59.8%
Interest expense	(57,063)	(38,742)	(18,321)	47.3%
Amortization of deferred financing costs	(4,143)	(3,012)	(1,131)	37.5%
Income from unconsolidated joint ventures	—	444	(444)	(100.0)%
Other nonoperating (expense) income	(2,666)	14	(2,680)	(19,142.9)%
Total nonoperating expenses	(61,707)	(39,941)	(21,766)	54.5%

Income before income taxes and discontinued operations	21,440	28,182	(6,742)	(23.9)%
Income tax provision	(765)	(493)	(272)	55.2%
Income from continuing operations	20,675	27,689	(7,014)	(25.3)%

Discontinued operations
Income attributable to discontinued operations	5,373	7,062	(1,689)	(23.9)%
Gain from disposition of real estate	52,831	83	52,748	63,551.8%
Total discontinued operations	58,204	7,145	51,059	714.6%

Net income	78,879	34,834	44,045	126.4%

Net income attributable to noncontrolling interests
Redeemable noncontrolling interests	(986)	(541)	(445)	82.3%
Partially owned properties	(1,078)	(1,312)	234	(17.8)%
Net income attributable to noncontrolling interests	(2,064)	(1,853)	(211)	11.4%
Net income attributable to common shareholders	$76,815	$32,981	$43,834	132.9%

Wholly-Owned Properties Operations

A reconciliation of our same store and new property operations to our consolidated statements of comprehensive income is set forth below:

	Same Store Properties (1)		New Properties (2)		Total - All Properties (1)
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012	2013	2012
Number of properties	90	90	61	31	151	121
Number of beds	54,232	54,232	35,376	17,498	89,608	71,730

Revenues (3)	$275,173	$269,987	$176,518	$17,927	$451,691	$287,914
Operating expenses	134,925	130,937	87,843	10,835	222,768	141,772

(1)	Excludes two properties classified as Held for Sale as of September 30, 2013 that are included in discontinued operations on the accompanying consolidated statements of comprehensive income.

(2)
Does not include properties under construction as of September 30, 2013.  Number of properties and number of beds also excludes properties undergoing redevelopment as of September 30, 2013, although the results of operations of those properties are included in revenues and operating expenses prior to commencement of redevelopment activities.

(3)	Includes revenues which are reflected as resident services revenue on the accompanying consolidated statements of comprehensive income.

Same Store Properties.  The increase in revenue from our same store properties was primarily due to an increase in average rental rates for the 2012/2013 and 2013/2014 academic years, offset by a slight decrease in average occupancy from 95.7% during the nine months ended September 30, 2012 to 95.6% during the nine months ended September 30, 2013. The increase in operating expenses for our same store properties was primarily due to an increase in marketing costs incurred to stimulate leasing velocity for the 2013/2014 academic year.

New Property Operations.  Our new properties for the nine months ended September 30, 2013 consist of the following: (i) University Heights- Knoxville, acquired from Fund II in January 2012, (ii) Avalon Heights, acquired in May 2012, (iii) University Commons, acquired in June 2012, (iv) The Block, acquired in August 2012, (v) The Retreat, acquired in September 2012, (vi) 11 owned development projects that opened for occupancy in August and September 2012 (vii) a 15-property student housing portfolio acquired in September 2012, (viii) a 19-property student housing portfolio acquired in November 2012, (ix) University Edge, a property previously subject to a pre-sale agreement that we acquired in December 2012, (x) 7th Street Station, acquired in July 2013, (xi) The Lodges of East Lansing Phase II, an additional phase at an existing property previously subject to a pre-sale agreement that we acquired in July 2013, (xii) The Plaza Apartments, acquired in August 2013, (xiii) Townhomes at Newtown Crossing, a property previously subject to a pre-sale agreement that we acquired in September 2013, and (xiv) seven owned development projects that opened for occupancy in August and September 2013.

On-Campus Participating Properties (“OCPP”) Operations

We had four participating properties containing 4,519 beds which were operating during the nine months ended September 30, 2013 and 2012 (one on-campus participating property was under construction as of September 30, 2013). Revenues from our participating properties increased approximately $0.1 million to $17.9 million during the nine months ended September 30, 2013 from $17.8 million for the nine months ended September 30, 2012. This change was primarily a result of an increase in average rental rates for the 2012/2013 and 2013/2014 academic years, offset by a decrease in average occupancy from 70.7% for the nine months ended September 30, 2012 to 69.1% for the nine months ended September 30, 2013.

At these properties, operating expenses increased by approximately $0.2 million, from $8.3 million for the nine months ended September 30, 2012 to $8.5 million for the nine months ended September 30, 2013. This increase was primarily a result of general inflation.

Third-Party Development Services Revenue

Third-party development services revenue decreased by approximately $5.7 million, from $7.4 million during the nine months ended September 30, 2012 to $1.7 million for the nine months ended September 30, 2013.  This decrease was primarily due to the closing of bond financing and commencement of construction for the Southern Oregon University and College of Staten Island projects and the commencement of construction on the Lakeside Graduate Community at Princeton University during the nine months ended September 30, 2012, resulting in $4.3 million of revenue recognized during that period. During the nine months ended September 30, 2013, we had three projects in progress with an average contractual fee of approximately $2.7 million, as compared to the nine months ended September 30, 2012 in which we had seven projects in progress with an average contractual fee of approximately $2.4 million.

Third-Party Management Services Revenue

Third-party management services revenue increased by approximately $0.3 million, from $5.1 million during the nine months ended September 30, 2012 to $5.4 million for the nine months ended September 30, 2013.  This increase was primarily a result of the recognition of incentive management fees from two of our third-party management contracts during the nine months ended September 30, 2013.

Third-Party Development and Management Services Expenses

Third party development and management services expenses decreased by approximately $0.2 million, from $8.0 million during the nine months ended September 30, 2012 to $7.8 million for the nine months ended September 30, 2013.  This decrease was primarily a result of the recent growth in our wholly-owned property portfolio, as well as a lower number of newly awarded contracts in this business segment during 2013 as compared to the prior year, offset by approximately $0.6 million of transfer taxes paid by the Company in connection with our recent conversion of a wholly-owned property from off-campus into an on-campus ACE structure via a ground lease with Drexel University.

General and Administrative

General and administrative expenses decreased by approximately $3.4 million, from $15.8 million during the nine months ended September 30, 2012 to $12.4 million for the nine months ended September 30, 2013.  This decrease was primarily a result of $3.8 million of acquisition-related costs such as broker fees, due diligence costs and legal and accounting fees incurred in connection with our purchase of a 15-property student housing portfolio in September 2012, offset by additional salary and benefits expense, public company costs and other general inflationary factors during the nine months ended September 30, 2013.

Depreciation and Amortization

Depreciation and amortization increased by approximately $65.0 million, from $73.4 million during the nine months ended September 30, 2012 to $138.4 million for the nine months ended September 30, 2013.  This increase was primarily a result of the following items: (i) additional depreciation and amortization expense of approximately $50.3 million recorded during the nine months ended September 30, 2013 related to properties acquired during 2012 and 2013, (ii) the completion of construction and opening of 11 owned development properties in August and September 2012, which contributed an additional $13.7 million of depreciation and amortization expense during the nine months ended September 30, 2013, and (iii) the completion of construction and opening of seven owned development properties in August and September 2013, which contributed an additional $1.4 million of depreciation and amortization expense during the nine months ended September 30, 2013. These increases were offset by a decrease in the amortization of in-place leases of approximately $1.7 million related to the purchase of three properties in 2011. The value assigned to in-place leases upon acquisition of these properties was fully amortized by the end of 2012.

Ground/Facility Leases

Ground/facility leases expense increased by approximately $0.8 million, from $2.9 million during the nine months ended September 30, 2012 to $3.7 million for the nine months ended September 30, 2013.  This increase was primarily due to the completion of construction and commencement of operations of six ACE development projects during 2012.

Interest Income

Interest income increased by approximately $0.8 million, from $1.4 million during the nine months ended September 30, 2012 to $2.2 million during the nine months ended September 30, 2013.  This increase was primarily a result of our purchase of $52.8 million in loans receivable on April 22, 2013.  These loans carry an interest rate of 5.12% with semiannual compounding and are secured by a lien on, and the cash flows from, two student housing properties in close proximity to the University of Central Florida.

Interest Expense

Interest expense increased by approximately $18.4 million, from $38.7 million during the nine months ended September 30, 2012 to $57.1 million for the nine months ended September 30, 2013.  We incurred additional interest expense of approximately $15.7 million during the nine months ended September 30, 2013 related to loans assumed in connection with 2012 property acquisitions. We also incurred additional interest expense of approximately $7.5 million during the nine months ended September 30, 2013 related to our $400 million offering of senior unsecured notes which closed on April 2, 2013. Lastly, we incurred additional interest expense of approximately $0.5 million during the nine months ended September 30, 2013 from construction loans used to partially finance the construction of two owned development projects which opened for occupancy in August 2012. These increases were offset by a decrease of approximately $3.1 million during the nine months ended September 30, 2013 as a result of mortgage and construction loans paid off during 2012 and 2013. In addition, interest expense decreased as a result of an increase in capitalized interest of approximately $1.3 million due to the timing and volume of construction activities on our owned development projects during the respective periods. Lastly, interest expense decreased by approximately $0.6 million during the nine months ended September 30, 2013 related to decreased borrowings under our revolving credit facility. On April 2, 2013, we used $321.0 million in proceeds from our unsecured notes offering to pay down in full the outstanding balance on our revolving credit facility.

Amortization of Deferred Financing Costs

Amortization of deferred financing costs increased approximately $1.1 million, from $3.0 million during the nine months ended September 30, 2012 to $4.1 million for the nine months ended September 30, 2013.  This increase was primarily due to an additional $0.9 million of finance cost amortization during the nine months ended September 30, 2013, as a result of finance costs paid upon the assumption of mortgage debt in connection with 2012 property acquisitions.  We also incurred an additional $0.2 million of finance cost amortization during the nine months ended September 30, 2013 as a result of offering costs paid in connection with our $400 million unsecured notes offering, which closed on April 2, 2013.

Income from Unconsolidated Joint Ventures

We reported income from unconsolidated joint ventures of approximately $0.4 million for the nine months ended September 30, 2012 in connection with our share of a gain on debt restructuring recorded by Fund II during 2012.  In connection with our acquisition of University Heights - Knoxville from Fund II in January 2012, Fund II negotiated a Settlement Agreement with the lender of the property’s mortgage loan whereby the lender agreed to accept a discounted amount that was less than the original principal amount of the loan as payment in full.  Accordingly, Fund II recorded a gain on debt restructuring of $4.2 million, of which our 10% share was $0.4 million.

Other Nonoperating (Expense) Income

Other nonoperating (expense) income changed by approximately $2.7 million, from income of $14,000 during the nine months ended September 30, 2012 to an expense of $2.7 million during the nine months ended September 30, 2013. During the nine months ended September 30, 2013, we paid $52.8 million to acquire loans receivable from National Public Finance Guarantee Corporation (“National”) which facilitated the settlement of a lawsuit brought by National against us. In connection with our purchase of the loans receivable, we recorded a purchase discount of approximately $3.6 million to reflect the difference between the face value of the loans receivable and the present value of the cash flows anticipated to be received under the loans receivable, based on management's estimate of market interest rates in place as of the settlement date. Concurrent with recording this $3.6 million purchase discount, we recognized litigation settlement costs of $2.8 million in excess of amounts provided by insurance.

The litigation settlement costs discussed above were offset by a gain of approximately $0.1 million recognized upon our purchase of Townhomes at Newtown Crossing in September 2013, a property previously subject to a pre-sale/mezzanine investment agreement. We included the property in our consolidated financial statements during the construction period, as a result of applying accounting guidance related to variable interest entities. The property completed construction in August 2013 and the gain recorded upon our purchase of the property primarily relates to interest income earned on our mezzanine investment during the construction period.

Discontinued Operations

Discontinued operations on the accompanying consolidated statements of comprehensive income includes the following wholly-owned properties: (i) University Mills and Campus Ridge, wholly-owned properties that were classified as Held for Sale as of September 30, 2013, (ii) State College Park, University Pines, The Village at Blacksburg and Northgate Lakes, wholly-owned properties sold in July 2013 for a combined sales price of $157.4 million, (iii) Brookstone Village and Campus Walk, wholly-owned properties sold in December 2012 for a combined sales price of $26.6 million, and (iv) Pirates Cove, sold in April 2012 for a sales price of $27.5 million. Refer to Note 4 in the accompanying Notes to Consolidated Financial Statements contained in Item 1 herein for a table summarizing the results of operations of the properties classified within discontinued operations.

Liquidity and Capital Resources

Cash Balances and Cash Flows

As of September 30, 2013, excluding our on-campus participating properties, we had $53.3 million in cash and cash equivalents and restricted cash as compared to $46.9 million in cash and cash equivalents and restricted cash as of December 31, 2012.  Restricted cash primarily consists of escrow accounts held by lenders and resident security deposits, as required by law in certain states, and funds held in escrow in connection with potential acquisition and development opportunities.  The following discussion relates to changes in cash due to operating, investing and financing activities, which are presented in our consolidated statements of cash flows included in Item 1 herein.

Operating Activities: For the nine months ended September 30, 2013, net cash provided by operating activities was approximately $176.8 million, as compared to approximately $133.4 million for the nine months ended September 30, 2012, an increase of $43.4 million.  This increase in cash provided by operating activities was primarily due to operating cash flows provided from the timing of the acquisition of 43 properties and an additional phase at an existing property in 2012 and 2013 and the completion of construction and opening of 11 owned development projects in August and September 2012 and seven owned development projects in August and September 2013.

Investing Activities:  Investing activities utilized approximately $293.0 million and $938.0 million for the nine months ended September 30, 2013 and 2012, respectively.  The $645.0 million decrease in cash utilized in investing activities was primarily a result of the following: (i) a $557.3 million decrease in cash paid to acquire properties and undeveloped land as we acquired three wholly-owned properties and an additional phase at an existing wholly-owned property during the nine months ended September 30, 2013 compared to 20 properties during the nine months ended September 30, 2012; (ii) a $127.1 million increase in proceeds received from the disposition of real estate, as four wholly-owned properties were sold during the nine months ended September 30, 2013 as compared to one wholly-owned property during the nine months ended September 30, 2012; (iii) a $16.7 million decrease in cash used to fund deposits held in escrow in connection with potential acquisition and development opportunities; and (iv) a $46.0 million decrease in cash used to fund the construction of our wholly-owned development properties, as 17 wholly-owned properties were under construction during the nine months ended September 30, 2012, of which 11 completed construction in August and September 2012, as compared to 13 wholly-owned properties that were under construction during the nine months ended September 30, 2013, of which seven completed construction in August and September 2013.  These decreases were offset by (i) the purchase of $49.2 million in loans receivable secured by a lien on, and the cash flows from, two student housing properties in close proximity to the University of Central Florida; (ii) a $31.8 million increase in cash used to fund capital expenditures at our wholly-owned properties, as we began or continued renovations at several properties acquired in 2012; (iii) a $6.8 million increase in mezzanine financing provided to third-party developers during the comparable nine month periods; (iv) the repayment of a $4.0 million mezzanine loan by a developer during the nine months ended September 30, 2012; and (v) $7.0 million in cash used during the nine months ended September 30, 2013 to fund the construction of an on-campus participating property located in Morgantown, West Virginia, scheduled to open for occupancy in August 2014.

Financing Activities: Cash provided by financing activities totaled approximately $120.0 million and $800.2 million for the nine months ended September 30, 2013 and 2012, respectively.  The $680.2 million decrease in cash provided by financing activities was primarily a result of the following: (i) an $805.1 million decrease in net proceeds raised through the issuance of common stock; (ii) a $150 million increase to our unsecured term loan from $200 million to $350 million in January 2012; (iii) a $68.7 million decrease in proceeds from construction loans related to fewer projects being under construction during the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012; (iv) a $29.4 million increase in distributions to stockholders during the nine months ended September 30, 2013, as a result of the issuance of common stock in connection with our July 2012 and October 2012 equity offerings and the issuance of stock in 2012 in connection with our ATM Equity Programs; and (v) a $24.3 million decrease in proceeds (net of pay downs) received from our revolving credit facilities. These decreases were primarily offset by an offering of senior unsecured notes with net proceeds of $398.6 million which closed on April 2, 2013.

Liquidity Needs, Sources and Uses of Capital

As of September 30, 2013, our short-term liquidity needs included, but were not limited to, the following: (i) anticipated distribution payments to our common and restricted stockholders totaling approximately $151.8 million based on an assumed annual cash distribution of $1.44 per share based on the number of our shares outstanding as of September 30, 2013, (ii) anticipated distribution payments to our Operating Partnership unitholders totaling approximately $1.9 million based on an assumed annual distribution of $1.44 per common unit and a cumulative preferential per annum cash distribution rate of 5.99% on our Series A preferred units based on the number of units outstanding as of September 30, 2013, (iii) pay-off of approximately $159.5 million of fixed-rate mortgage debt and $44.6 million of variable-rate construction debt scheduled to mature during the next 12 months, (iv) pay down of outstanding borrowings under our $125 million secured agency facility scheduled to mature in September 2014, (v) estimated development costs over the next 12 months totaling approximately $252.1 million for our wholly-owned properties currently under construction, (vi) funds for other development projects scheduled to commence construction during the next 12 months, and (vii) potential future property acquisitions.

We expect to meet our short-term liquidity requirements by (i) borrowing under our existing credit facilities discussed below, (ii) issuing securities, including common stock, under our $500 million at-the-market share offering program (“ATM Equity Program”) discussed below, (iii) potentially disposing of properties depending on market conditions (see Note 16 in the accompanying Notes to Consolidated Financial Statements contained in Item 1), and (iv) utilizing net cash provided by operations.

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

ATM Equity Program

As discussed in more detail in Note 9 in the accompanying Notes to Consolidated Financial Statements contained in Item 1, during the nine months ended September 30, 2013, we established a new ATM Equity Program under which we may sell shares of our common stock into the existing trading market at current market prices with an aggregate offering price of up to $500 million.  We did not sell any shares under the ATM program during the nine months ended September 30, 2013.

Senior Unsecured Notes

As discussed in more detail in Note 8 in the accompanying Notes to Consolidated Financial Statements contained in Item 1, we issued $400.0 million of 10-year senior unsecured notes at 99.659 percent of par value with a coupon of 3.75 percent and a yield of 3.791 percent. Net proceeds from the sale of the unsecured notes totaled approximately $394.4 million after deducting the underwriting discount and estimated offering expenses and we used $321.0 million of the proceeds to pay down the outstanding balance on our revolving credit facility in full. The terms of the unsecured notes include certain financial covenants that require the Operating Partnership to limit the amount of total debt and secured debt as a percentage of total asset value, as defined. In addition, the Operating Partnership must maintain a minimum ratio of unencumbered asset value to unsecured debt, as well as a minimum interest coverage level. As of September 30, 2013, we were in compliance with all such covenants.

Unsecured Credit Facility

As discussed in more detail in Note 8 and Note 12 in the accompanying Notes to Consolidated Financial Statements contained in Item 1, we have an aggregate Credit Facility of $800 million, which is composed of a $350 million unsecured term loan and a $450 million unsecured revolving credit facility.  We have entered into multiple interest rate swaps with notional amounts totaling $350 million that effectively fix the interest rate to 2.54% (0.89% + 1.65% spread) on the outstanding balance of our unsecured term loan.

As of September 30, 2013, the balance outstanding on our revolving credit facility totaled $175.3 million, bearing interest at a weighted average annual rate of 1.93%, and availability under the revolving credit facility totaled $274.7 million.  The terms of the combined Credit Facility include certain restrictions and covenants, as discussed more fully in Note 8 in the accompanying Notes to Consolidated Financial Statements contained in Item 1, including covenants that restrict the amount of distributions that we can pay.  As of September 30, 2013, we were in compliance with all such covenants.

     Secured Agency Facility

As discussed in more detail in Note 8 in the accompanying Notes to Consolidated Financial Statements contained in Item 1, we also have a $125 million secured revolving credit facility with a Freddie Mac lender.  As of September 30, 2013, the balance outstanding on the facility totaled $95.4 million, bearing interest at a weighted average annual rate of 2.22%.  The secured agency facility includes some, but not all, of the same financial covenants as the Credit Facility, as described above.  As of September 30, 2013, we were in compliance with all such covenants.

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

On October 30, 2013, we declared a third quarter 2013 distribution per share of $0.36, which will be paid on November 27, 2013 to all common stockholders of record as of November 13, 2013.  At the same time, the Operating Partnership will pay an equivalent amount per unit to holders of common units, as well as the quarterly cumulative preferential distribution to holders of Series A preferred units.

Pre-Development Expenditures

Our third-party and owned development activities have historically required us to fund pre-development expenditures such as architectural fees, permits and deposits.  The closing and/or commencement of construction of these development projects is subject to a number of risks such as our inability to obtain financing on favorable terms and delays or refusals in obtaining necessary zoning, land use, building, and other required governmental permits and authorizations  As such, we cannot always predict accurately the liquidity needs of these activities.  We frequently incur these pre-development expenditures before a financing commitment and/or required permits and authorizations have been obtained.  Accordingly, we bear the risk of the loss of these pre-development expenditures if financing cannot ultimately be arranged on acceptable terms or we are unable to successfully obtain the required permits and authorizations.  Historically, our third-party and owned development projects have been successfully structured and financed; however, these developments have at times been delayed beyond the period initially scheduled, causing revenue to be recognized in later periods.  As of September 30, 2013, we have deferred approximately $2.4 million in pre-development costs related to third-party and owned development projects that have not yet commenced construction.

Indebtedness

As of September 30, 2013, we had approximately $2,358.3 million of outstanding consolidated indebtedness (excluding net unamortized mortgage debt premiums and debt discounts of approximately $78.4 million and $2.4 million, respectively), comprised of $398.7 million of 10-year unsecured notes (net of original issue discount), a $350.0 million balance on our unsecured term loan, a $175.3 million balance on our unsecured revolving credit facility, a $95.4 million balance on our secured agency facility, $1,261.1 million in mortgage and construction loans secured by our wholly-owned properties, a $31.5 million balance in mortgage loans secured by two phases of an on-campus participating property, $42.4 million in bond issuances secured by three of our on-campus participating properties and a $3.9 million balance on a construction loan used to finance the development of an on-campus participating property which is scheduled to be completed in August 2014.  The weighted average interest rate on our consolidated indebtedness as of September 30, 2013 was 4.3% per annum.  As of September 30, 2013, approximately 13.4% of our total consolidated indebtedness was variable rate debt, comprised of our secured agency facility, unsecured revolving credit facility and three construction loans discussed below.

Wholly-Owned Properties

Mortgage debt: The weighted average interest rate of the $1,216.5 million of wholly-owned mortgage debt was 5.46% per annum as of September 30, 2013.  Each of the mortgage loans is a non-recourse obligation subject to customary exceptions.  The loans generally may not be prepaid prior to maturity; in certain cases prepayment is allowed, subject to prepayment penalties.

Construction loan: The development and construction of two on-campus ACE properties (The Suites and Hilltop Townhomes), which both completed construction in August 2012, are partially financed on a combined basis with a $45.4 million construction loan.  For each borrowing we have the option of choosing the Prime rate or one-, two-, three-, or six-month LIBOR plus 1.45%.  The loan requires payments of interest only during the term of the loan and any accrued interest and outstanding borrowings become due on the maturity date of May 16, 2014.  The term of the loan can be extended through May 2016 through the exercise of two 12-month extension options.  As of September 30, 2013, the balance outstanding on the construction loan totaled $44.6 million, bearing interest at a weighted average rate per annum of 1.63%.

On-Campus Participating Properties

Bonds:  As discussed in Note 6 in the Notes to Consolidated Financial Statements contained in Item 1, three of our on-campus participating properties are 100% financed with project-based taxable bonds.  As of September 30, 2013, the bonds carry a balance of $42.4 million and bear interest at a weighted average rate per annum of 7.55%.  The loans encumbering the leasehold interests are non-recourse, subject to customary exceptions.

Mortgage loans:  The Cullen Oaks Phase I and Phase II on-campus participating properties are currently encumbered by mortgage loans with balances as of September 30, 2013 of approximately $15.7 million and $15.8 million, respectively.  The loans mature in February 2014 and bear interest at a rate of LIBOR plus 1.35%.  In connection with these loans, we entered into an interest rate swap agreement effective February 15, 2007 through February 15, 2014, that is designated to hedge our exposure to fluctuations on interest payments attributed to changes in interest rates associated with payments on the loans.  Under the terms of the interest rate swap agreement, we pay a fixed rate of 6.69% per annum and receive a floating rate of LIBOR plus 1.35%.  We have guaranteed payment of this property’s indebtedness.

Construction loan: The development and construction of an on-campus participating property located in Morgantown, West Virginia, which is scheduled to complete construction and open for occupancy in August 2014, is financed with a $44.2 million construction loan. The loan matures in July 2045, bears interest at a rate of 3.85% per annum for the first five years and one-month LIBOR plus 2.5% for the remaining term of the loan. The loan requires payments of interest only during the first two years and principal and interest payments beginning in August 2015.

Funds From Operations (“FFO”)

The National Association of Real Estate Investment Trusts (“NAREIT”) currently defines FFO as net income or loss attributable to common shares computed in accordance with generally accepted accounting principles (“GAAP”), excluding gains or losses from depreciable operating property sales, impairment charges and real estate depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.  We present FFO because we consider it an important supplemental measure of our operating performance and believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of REITs, many of which present FFO when reporting their results.  FFO excludes GAAP historical cost depreciation and amortization of real estate and related assets, which assumes that the value of real estate diminishes ratably over time.  Historically, however, real estate values have risen or fallen with market conditions.  We therefore believe that FFO provides a performance measure that, when compared year over year, reflects the impact to operations from trends in occupancy rates, rental rates, operating costs, and interest costs, among other items, providing perspective not immediately apparent from net income.  We compute FFO in accordance with standards established by the Board of Governors of NAREIT in its March 1995 White Paper (as amended in November 1999 and April 2002), which may differ from the methodology for calculating FFO utilized by other equity REITs and, accordingly, may not be comparable to such other REITs.

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

The following table presents a reconciliation of our net income attributable to common shareholders to FFO and FFOM:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income attributable to American Campus Communities,Inc. and Subsidiaries	$47,176	$627	$76,815	$32,981
Noncontrolling interests (1)	656	129	1,273	798
Gain from disposition of real estate	(52,831)	—	(52,831)	(83)
Income from unconsolidated joint ventures	—	—	—	(444)
FFO from unconsolidated joint ventures (2)	—	—	—	429
Real estate related depreciation and amortization	44,905	28,122	138,704	76,201
Funds from operations (“FFO”)	39,906	28,878	163,961	109,882

Elimination of operations of on-campus participating properties:
Net loss (income) from on-campus participating properties	1,002	919	(493)	(535)
Amortization of investment in on-campus participating properties	(1,197)	(1,167)	(3,553)	(3,481)
	39,711	28,630	159,915	105,866
Modifications to reflect operational performance of on-campus participating properties:
Our share of net cash flow (3)	627	529	1,686	1,602
Management fees	242	236	832	814
On-campus participating properties development fees (4)	950	—	950	—
Impact of on-campus participating properties	1,819	765	3,468	2,416
Non-cash litigation settlement expense (5)	—	—	2,800	—
Elimination of gain on debt restructuring – unconsolidated joint venture (6)	—	—	—	(424)
Loss on remeasurement of equity method investment (7)	—	—	—	122
Funds from operations – modified (“FFOM”)	$41,530	$29,395	$166,183	$107,980

FFO per share – diluted	$0.37	$0.32	$1.54	$1.36
FFOM per share – diluted	$0.39	$0.32	$1.56	$1.33
Weighted average common shares outstanding – diluted	106,639,825	90,764,959	106,629,998	81,011,069

Acquisition-related costs	$345	$4,744	$345	$6,121
FFOM (excluding acquisition-related costs)	$41,875	$34,139	$166,528	$114,101
FFOM per share (excluding acquisition-related costs)	$0.39	$0.38	$1.56	$1.41

(1)
Excludes $0 and $0.8 million for the three and nine months ended September 30, 2013, respectively, and $0.3 million and $1.1 million for the three and nine months ended September 30, 2012, respectively, of income attributable to the noncontrolling partner in The Varsity, a property purchased in December 2011 from a seller that retained a 20.5% noncontrolling interest in the property. Effective July 1, 2013, the company acquired the minority partner’s interest and now owns 100% of the property.

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

(4)
Development and construction management fees related to the West Virginia University on-campus participating property, which is currently under construction and scheduled for completion in August 2014. Although the company is including this project in its consolidated financial statements for accounting purposes, similar to our other on-campus participating properties, we view the economic benefit of such properties as limited to the development/construction management fees, property management fees and the 50% share of net cash flow that we receive. As such, for purposes of calculating FFOM, we are recognizing the fees received for this project similar to other third-party development projects.

(5)
On April 22, 2013, the company acquired a note and subrogation rights from National Public Finance Guarantee Corporation (formerly known as MBIA Insurance Corp. of Illinois) for an aggregate of $52.8 million, which are secured by a lien on, and the cash flows from, two student housing properties in close proximity to the University of Central Florida and currently under a ground lease with the UCF Foundation. The instruments carry an interest rate of 5.123 percent. The acquisition facilitated the settlement of litigation related to a third-party management agreement for the properties with a GMH entity that was acquired by the company’s 2008 merger with GMH. The acquisition resulted in a non-cash settlement charge of $2.8 million to reflect the fair market valuation of the instruments. Management believes it is appropriate to exclude this non-cash charge from FFOM in order to more accurately present the operating results of the company on a comparative basis during the periods presented.

(6)
In connection with our purchase of University Heights from Fund II (see Note 3), Fund II negotiated a Settlement Agreement with the lender of the property’s mortgage loan whereby the lender agreed to accept a discounted amount that was less than the original principal amount of the loan as payment in full. Accordingly, Fund II recorded a gain on debt restructuring to reflect the discounted payoff. Our 10% share of such gain is reflected above as an adjustment to FFOM.

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

Item 2.              Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2013, American Campus Communities Operating Partnership, L.P. ("Operating Partnership") issued 97,143 common units of limited partnership interest to contributors of property to the Operating Partnership.  The units are exchangeable for cash or, at the option of the Operating Partnership, for shares of American Campus Communities, Inc.’s common stock on a one-for-one basis. The units were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

Item 3.              Defaults Upon Senior Securities

None.

Item 4.              Mine Safety Disclosures

Not applicable.

Item 5.              Other Information

None.

Item 6.              Exhibits

Exhibit Number	Description of Document
4.1
Letter Agreement Regarding Issuance of OP Units dated September 26, 2013 between Hallmark Student Housing Lexington, LLC, on one hand, and ACC OP (Lexington) LLC and American Campus Communities Operating Partnership, L.P., on the other hand.

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

Dated:	November 8, 2013

AMERICAN CAMPUS COMMUNITIES, INC.

By:	/s/ William C. Bayless, Jr.

William C. Bayless, Jr. President and Chief Executive Officer

By:	/s/ Jonathan A. Graf

Jonathan A. Graf Executive Vice President, Chief Financial Officer, Treasurer and Secretary

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	November 8, 2013

AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P.
By: American Campus Communities Holdings, LLC, its general partner
By: American Campus Communities, Inc., its sole member

By:	/s/ William C. Bayless, Jr.

William C. Bayless, Jr. President and Chief Executive Officer

By:	/s/ Jonathan A. Graf

Jonathan A. Graf Executive Vice President, Chief Financial Officer, Treasurer and Secretary