Form 10-K
period 2013-12-31
AMERICAN CAMPUS COMMUNITIES INC; American Campus Communities Operating Partnership LP
filed 2014-03-03
CIK 1283630, 1357369

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2013.

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
American Campus Communities, Inc.                                                 Yes  ☐  No ☒
American Campus Communities Operating Partnership, L.P.          Yes  ☐  No ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was $3,715,337,507 based on the last sale price of the common equity on June 28, 2013 which is the last business day of the Company’s most recently completed second quarter.

There were 104,782,817 shares of the Company’s common stock with a par value of $0.01 per share outstanding as of the close of business on February 19, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this report incorporates information by reference from the definitive Proxy Statement for the 2014 Annual Meeting of Stockholders.

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the year ended December 31, 2013 of American Campus Communities, Inc. and American Campus Communities Operating Partnership, L.P..  Unless stated otherwise or the context otherwise requires, references to “ACC” mean American Campus Communities, Inc. a Maryland real estate investment trust (“REIT”), and references to “ACCOP” mean American Campus Communities Operating Partnership, L.P., a Maryland limited partnership.  References to the “Company,” “we,” “us” or “our” mean collectively ACC, ACCOP and those entities/subsidiaries owned or controlled by ACC and/or ACCOP.  References to the “Operating Partnership” mean collectively ACCOP and those entities/subsidiaries owned or controlled by ACCOP. The following chart illustrates the Company’s and the Operating Partnership’s corporate structure:

The general partner of ACCOP is American Campus Communities Holdings, LLC (“ACC Holdings”), an entity that is wholly-owned by ACC. As of December 31, 2013, ACC Holdings held an ownership interest in ACCOP of less than 1%. The limited partners of ACCOP are ACC and other limited partners consisting of current and former members of management and nonaffiliated third parties.  As of December 31, 2013, ACC owned an approximate 98.7% limited partnership interest in ACCOP.  As the sole member of the general partner of ACCOP, ACC has exclusive control of ACCOP’s day-to-day management.  Management operates the Company and the Operating Partnership as one business. The management of ACC consists of the same members as the management of ACCOP. The Company is structured as an umbrella partnership REIT (“UPREIT”) and ACC contributes all net proceeds from its various equity offerings to the Operating Partnership. In return for those contributions, ACC receives a number of units of ACCOP (“OP Units,” see definition below) equal to the number of common shares it has issued in the equity offering. Contributions of properties to the Company can be structured as tax-deferred transactions through the issuance of OP Units in ACCOP.  Based on the terms of ACCOP’s partnership agreement, OP Units can be exchanged for ACC’s common shares on a one-for-one basis. The Company maintains a one-for-one relationship between the OP Units of ACCOP issued to ACC and ACC Holdings and the common shares issued to the public. The Company believes that combining the reports on Form 10-K of the Company and the Operating Partnership into this single report provides the following benefits:

•	enhances investors’ understanding of the Company and the Operating Partnership by enabling investors to view the business as a whole in the same manner as management views and operates the business;

•	eliminates duplicative disclosure and provides a more streamlined and readable presentation since a substantial portion of the disclosure applies to both the Company and the Operating Partnership; and

•	creates time and cost efficiencies through the preparation of one combined report instead of two separate reports.

ACC consolidates ACCOP for financial reporting purposes, and ACC essentially has no assets or liabilities other than its investment in ACCOP. Therefore, the assets and liabilities of the Company and the Operating Partnership are the same on their respective financial statements. However, the Company believes it is important to understand the few differences between the Company and the Operating Partnership in the context of how the entities operate as a consolidated company. All of the Company’s property ownership, development and related business operations are conducted through the Operating Partnership. ACC also issues public equity from time to time and guarantees certain debt of ACCOP. ACC does not have any indebtedness, as all debt is incurred by the Operating Partnership. The Operating Partnership holds substantially all of the assets of the Company, including the Company’s ownership interests in its joint ventures. The Operating Partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity.  Except for the net proceeds from ACC’s equity offerings, which are contributed to the capital of ACCOP in exchange for OP Units on a one-for-one common share per OP Unit basis, the Operating Partnership generates all remaining capital required by the Company’s business. These sources include, but are not limited to, the Operating Partnership’s working capital, net cash provided by operating activities, borrowings under its credit facilities, and proceeds received from the disposition of certain properties.  Noncontrolling interests, stockholders’ equity, and partners’ capital are the main areas of difference between the consolidated financial statements of the Company and those of the Operating Partnership. The noncontrolling interests in the Operating Partnership’s financial statements consist of the interests of unaffiliated partners in various consolidated joint ventures. The noncontrolling interests in the Company’s financial statements include the same noncontrolling interests at the Operating Partnership level and OP Unit holders of ACCOP. The differences between stockholders’ equity and partners’ capital result from differences in the type of equity issued at the Company and Operating Partnership levels.

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
FOR THE YEAR ENDED DECEMBER 31, 2013

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

The general partner of ACCOP is American Campus Communities Holdings, LLC (“ACC Holdings”), an entity that is wholly-owned by ACC. As of December 31, 2013, ACC Holdings held an ownership interest in ACCOP of less than 1%. The limited partners of ACCOP are ACC and other limited partners consisting of current and former members of management and nonaffiliated third parties.  As of December 31, 2013, ACC owned an approximate 98.7% limited partnership interest in ACCOP.  As the sole member of the general partner of ACCOP, ACC has exclusive control of ACCOP’s day-to-day management.  Management operates ACC and ACCOP as one business.  The management of ACC consists of the same members as the management of ACCOP.  ACC consolidates ACCOP for financial reporting purposes, and ACC does not have significant assets other than its investment in ACCOP.  Therefore, the assets and liabilities of ACC and ACCOP are the same on their respective financial statements. References to the “Company,” “we,” “us” or “our” mean collectively ACC, ACCOP and those entities/subsidiaries owned or controlled by ACC and/or ACCOP.  References to the “Operating Partnership” mean collectively ACCOP and those entities/subsidiaries owned or controlled by ACCOP.

As of December 31, 2013, our total owned and third-party managed portfolio included 203 properties with approximately 128,500 beds in approximately 44,000 units.

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

Acquisitions:  As discussed in more detail in Note 5 in the accompanying Notes to Consolidated Financial Statements contained in Item 8, in 2013, we acquired 6 off-campus properties and an additional phase at an existing property containing 1,416 units and 3,725 beds for a combined purchase price of approximately $318.8 million.

We believe our relationships with university systems and individual educational institutions, our knowledge of the student housing market and our prominence as the first publicly-traded REIT focused exclusively on student housing in the United States will afford us a competitive advantage in acquiring additional student housing properties.

Development:  In August and September 2013, we completed the final stages of construction on four owned off-campus properties and three on-campus American Campus Equity (“ACE®”) properties containing 3,945 beds in 1,081 units.  In addition, as of December 31, 2013, we were in the process of constructing four on-campus ACE properties, three owned off-campus properties and one on-campus participating property. In addition, a third-party developer was in the process of constructing an off-campus property located in Knoxville, Tennessee (University Walk) that we did not own as of December 31, 2013, but are obligated to purchase as long as the developer meets certain construction completion deadlines and other closing conditions. These properties are summarized in the table below:

Project	Project Type	Location	Primary University Served	Units	Beds	Estimated Project Cost	Total Costs Incurred as of December 31, 2013	Scheduled to Open for Occupancy
The Plaza on University	Off-campus	Orlando, FL	University of Central Florida	364	1,313	$112,300	$72,168	August 2014
Stanworth Commons Phase I	ACE	Princeton, NJ	Princeton University	127	214	35,800	18,970	July 2014
U Club on Frey Phase II	Off-campus	Kennesaw, GA	Kennesaw State University	102	408	25,300	14,322	August 2014
U Centre at Northgate	ACE	College Station, TX	Texas A&M University	196	784	37,500	14,681	August 2014
The Suites Phase II	ACE	Flagstaff, AZ	Northern Arizona University	164	328	19,300	3,779	August 2014
University Walk (1)	Pre-sale	Knoxville, TN	University of Tennessee	177	526	32,300	10,623	August 2014
West Virginia University Project (2)	On-campus participating	Morgantown, WV	West Virginia University	224	567	44,200	19,792	August 2014
SUBTOTAL – 2014 DELIVERIES				1,354	4,140	$306,700	$154,335

Lancaster Project	ACE	Philadelphia, PA	Drexel University	351	1,316	170,700	17,430	September 2015
Eugene, OR Development	Off-campus	Eugene, OR	University of Oregon	192	734	64,600	10,204	September 2015
SUBTOTAL – 2015 DELIVERIES				543	2,050	$235,300	$27,634

TOTAL – ALL PROJECTS				1,897	6,190	$542,000	$181,969

(1)	We did not own this property as of December 31, 2013 but are obligated to purchase the property as long as the developer meets certain construction completion deadlines and other closing conditions.

(2)
In July 2013, we entered into long-term ground and facility leases with the University to finance, construct and manage this on-campus participating property. Under the terms of the leases, title to the constructed facility will be held by the University/lessor and the University will receive 50% of defined net cash flows on an annual basis through the term of the leases.

Our experienced development staff intends to continue to identify and acquire land parcels in close proximity to colleges and universities that offer location advantages or that allow for the development of unique products that offer a competitive advantage.  We expect to continue to benefit from opportunities derived from our extensive network with colleges and universities as well as our relationship with certain developers with whom we have previously developed student housing properties.

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

Property Operations

Unique Leasing Characteristics:  Student housing properties are typically leased by the bed on an individual lease liability basis, unlike multifamily housing where leasing is by the unit.  Individual lease liability limits each resident’s liability to his or her own rent without liability for a roommate’s rent.  A parent or guardian is generally required to execute each lease as a guarantor unless the resident provides adequate proof of income or financial aid.  The number of lease contracts that we administer is therefore approximately equivalent to the number of beds occupied and not the number of units.  Unlike traditional multifamily housing, most of our leases for an individual property commence and terminate on the same dates and typically have terms of 9 or 12 months.  (Please refer to the property table contained in Item 2 – Properties for a listing of the typical lease terms at our properties.)  As an example, in the case of our typical 12-month leases, the commencement date coincides with the commencement of the respective university’s Fall academic term and the termination date is the last day of the subsequent summer school session.  As such, we must re-lease each property in its entirety each year.

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

LAMS:  We believe we have developed the industry’s only specialized, fully integrated leasing administration and marketing software program, which we call LAMS. We utilize LAMS to maximize our revenue and improve the efficiency and effectiveness of our marketing and lease administration process. Through LAMS, each of our properties’ ongoing marketing and leasing efforts are supervised at the corporate office on a real time basis. Among other things, LAMS provides:

•	a fully integrated prospect tracking and follow-up system;

•	a built-in marketing effectiveness program to measure the success of our marketing efforts on a real time basis;

•	a real-time monitor of lease closings and leasing terms;

•	an automated lease generation system;

•	the generation of future period rent rolls to aid in budgeting and forecasting; and

•	a customized report writer.

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

On-Campus Participating Properties:  Our On-Campus Participating Properties segment includes four on-campus properties owned by one of our taxable REIT subsidiaries (“TRSs”) that are operated under long-term ground/facility leases with two university systems and one on-campus property owned by ACCOP that is currently under development and scheduled to open for occupancy in August 2014. Under our ground/facility leases, we receive an annual distribution representing 50% of these properties’ net cash flows, as defined in the ground/facility lease agreements.  We also manage these properties under long-term management agreements and are paid management fees equal to a percentage of defined gross receipts.  Refer to Note 8 in the accompanying Notes to Consolidated Financial Statements contained in Item 8 herein for a more detailed description of these properties.

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

Employees

As of December 31, 2013, we had approximately 3,059 employees, consisting of:

•	approximately 1,930 on-site employees in our wholly-owned properties segment, including 802 Resident Assistants;

•	approximately 110 on-site employees in our on-campus participating properties segment, including 48 Resident Assistants;

•	approximately 884 employees in our property management services segment, including 751 on-site employees and 133 corporate office employees;

•	approximately 48 corporate office employees in our development services segment; and

•	approximately 87 executive, corporate administration and financial personnel.

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

The factors described below represent the Company’s principal risks. Other factors may exist that the Company does not consider being significant based on information that is currently available or that the Company is not currently able to anticipate.

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

Changes in university admission policies could adversely affect us.  For example, if a university reduces the number of student admissions or requires that a certain class of students, such as freshman, live in a university owned facility, the demand for beds at our properties may be reduced and our occupancy rates may decline.  While we may engage in marketing efforts to compensate for such change in admission policy, we may not be able to affect such marketing efforts prior to the commencement of the annual lease-up period or our additional marketing efforts may not be successful.

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

As of December 31, 2013, our total consolidated indebtedness was approximately $2,671.8 million (excluding unamortized mortgage debt premiums and discounts).  Our debt service obligations expose us to the risk of default and reduce or eliminate cash resources that are available to operate our business or pay distributions that are necessary to maintain our qualification as a REIT.  There is no limit on the amount of indebtedness that we may incur except as provided by the covenants in our corporate-level debt.  We may incur additional indebtedness to fund future property development, acquisitions and other working capital needs, which may include the payment of distributions to our security holders.  The amount available to us and our ability to borrow from time to time under our corporate-level debt is subject to certain conditions and the satisfaction of specified financial and other covenants.  Our level of debt and the limitations imposed on us by our debt agreements could have significant adverse consequences, including the following:

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

•
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

We have construction loans with varying interest rates that are dependent upon the market index.  In addition, we have an unsecured revolving credit facility and a secured agency facility, each of which bears interest at a variable rate on all amounts drawn on the facility.  In December 2013, we borrowed $250 million under a new unsecured term loan which bears interest at a variable rate and we may incur additional variable rate debt in the future.  Increases in interest rates on variable rate debt would increase our interest expense, unless we make arrangements that hedge the risk of rising interest rates, which would adversely affect net income and cash available for payment of our debt obligations and distributions to equity holders.

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

We could be negatively impacted by the elimination of Fannie Mae or Freddie Mac.

Fannie Mae and Freddie Mac are a major source of financing for secured residential real estate. We and other residential companies have used Fannie Mae and Freddie Mac to finance growth by purchasing or guaranteeing apartment loans. In June 2013, a bipartisan group of senators proposed an overhaul of the housing finance system that would wind down Fannie Mae and Freddie Mac in five years. In August 2013, President Obama's administration announced his support for this legislation. A final decision by the government to eliminate Fannie Mae or Freddie Mac, or reduce their role in the mortgage market, may adversely affect interest rates, capital availability or the development of student housing properties.

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

As of December 31, 2013, we were in the process of constructing seven wholly-owned properties and one on-campus participating property.  These properties are subject to the various risks relating to properties that are under construction referred to elsewhere in these risk factors, including the risks that we may encounter delays in completion and that any such project may experience cost overruns or may not be completed on time.  Additionally, if we do not complete the construction of properties on schedule, we may be required to provide alternative housing to the students with whom we have signed leases.  We generally do not make any arrangements for such alternative housing for these properties and we would likely incur significant expenses in the event we provide such housing.  If construction is not completed on schedule, students may attempt to break their leases and our occupancy at such properties for that academic year may suffer.

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

A cybersecurity incident and other technology disruptions could negatively impact our business and our relationships with residents.
We use computers in substantially all aspects of our business operations. We also use mobile devices, social networking and other online activities to connect with our employees, suppliers and our residents. Such uses give rise to cybersecurity risks, including security breach, espionage, system disruption, theft and inadvertent release of information. Our business involves the storage and transmission of numerous classes of sensitive and/or confidential information and intellectual property, including residents' and suppliers' personal information, private information about employees, and financial and strategic information about us. Further, as we pursue our strategy to grow through development and acquisitions and to pursue new initiatives to improve our operations, we are also expanding our information technologies, resulting in a larger technological presence and corresponding exposure to cybersecurity risk. If we fail to assess and identify cybersecurity risks associated with our operations, we may become increasingly vulnerable to such risks. Additionally, the measures we have implemented to prevent security breaches and cyber incidents may not be effective. The theft, destruction, loss, misappropriation or release of sensitive and/or confidential information or intellectual property, or interference with our information technology systems or the technology systems of third-parties on which we rely, could result in business disruption, negative publicity, brand damage, violation of privacy laws, loss of residents, potential liability and competitive disadvantage, any of which could result in a material adverse effect on financial condition or results of operations.
Risks Related to Our Organization and Structure

Our stock price will fluctuate.

The market price and volume of our common stock will fluctuate due not only to general stock market conditions but also to the risk factors discussed above and below and the following:

•	operating results that vary from the expectations of securities analysts and investors;

•	investor interest in our property portfolio;

•	the reputation and performance of REITs;

•	the attractiveness of REITs as compared to other investment vehicles;

•	our financial condition and the results of our operations;

•	the perception of our growth and earnings potential;

•	dividend payment rates and the form of the payment;

•	increases in market rates, which may lead purchasers of our common stock to demand a higher yield; and

•	changes in financial markets and national economic and general market conditions.

To qualify as a REIT, we may be forced to limit the activities of a TRS.

To qualify as a REIT, no more than 25% of the value of our total assets may consist of the securities of one or more taxable REIT subsidiaries, or TRSs.  Certain of our activities, such as our third-party development, management and leasing services, must be conducted through a TRS for us to qualify as a REIT.  In addition, certain non-customary services must be provided by a TRS or an independent contractor.  If the revenues from such activities create a risk that the value of our TRS entities, based on revenues or otherwise, approaches the 25% threshold, we will be forced to curtail such activities or take other steps to remain under the 25% threshold.  Since the 25% threshold is based on value, it is possible that the IRS could successfully contend that the value of our TRS entities exceeds the 25% threshold even if the TRS accounts for less than 25% of our consolidated revenues, income or cash flow.  Four of our five on-campus participating properties and our third-party services are held by a TRS.  Consequently, income earned from four of our five on-campus participating properties and our third-party services will be subject to regular federal income taxation and state and local income taxation where applicable, thus reducing the amount of cash available for distribution to our security holders.

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

Maryland law provides that a director or officer has no liability in that capacity if he or she performs his or her duties in good faith, in a manner he or she reasonably believe to be in our best interests and with the care that an ordinary prudent person in a like position would use under similar circumstances.  In addition, our charter eliminates our directors’ and officers’ liability to us and our stockholders for money damages except for liability resulting from actual receipt of an improper benefit in money, property or services or active and deliberate dishonesty established by a final judgment and which is material to the cause of action.  Our bylaws require us to indemnify directors and officers for liability resulting from actions taken by them in those capacities to the maximum extent permitted by Maryland law.  As a result, we and our security holders may have more limited rights against our directors and officers than might otherwise exist under common law.  In addition, we may be obligated to fund the defense costs incurred by our directors and officers.

Item 1B.  Unresolved Staff Comments

There were no unresolved comments from the staff of the SEC at December 31, 2013.

Item 2.   Properties

The following table presents certain summary information about our properties.  Our properties generally are modern facilities, and amenities at most of our properties include a swimming pool, basketball courts and a large community center featuring a fitness center, computer center, study areas, and a recreation room with billiards and other games. Some properties also have a jacuzzi/hot tub, volleyball courts, tennis courts, in-unit washers and dryers, and food service facilities.  Lease terms are generally 12 months at wholly-owned properties and 9 months at our on-campus participating properties.

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

Property	Year Built	Date Acquired/ Developed	Primary University Served	Typical Lease Term (Mos)	Year Ended December 31, 2013 Revenue		Average Monthly Revenue/ Bed (1)		2013 Average Occupancy(2)	Occupancy as of 12/31/13	# of Buildings	# of Units	# of Beds
WHOLLY-OWNED PROPERTIES
The Callaway House	1999	Mar-01	Texas A&M University	9	$8,375	(3)	$1,336	(3)	103.8%	103.5%	1	173	538
The Village at Alafaya Club	1999	Jul-00	The University of Central Florida	12	6,210		592		98.8%	97.1%	20	228	839
The Village at Science Drive	2000	Nov-01	The University of Central Florida	12	5,523		613		98.6%	98.6%	17	192	732
University Village at Boulder Creek	2002	Aug-02	The University of Colorado at Boulder	12	3,195		824		98.7%	98.7%	4	82	309
University Village - Fresno	2004	Aug-04	California State University - Fresno	12	2,700		516		94.8%	91.4%	9	105	406
University Village - Temple	2004	Aug-04	Temple University	12	6,066		670		90.9%	96.5%	3	220	749
University Village at Sweethome	2005	Aug-05	State University of New York at Buffalo	12	6,638		647		99.4%	99.6%	11	269	828
University Club Townhomes (4)	2000/ 2002	Feb-05	Florida State University	12	5,022		488		96.5%	97.1%	27	216	736
College Club Townhomes (4)	2001	Feb-05	Florida A&M University	12	3,114		396		91.4%	85.8%	12	136	544
University Club Apartments	1999	Feb-05	University of Florida	12	2,209		479		98.2%	94.4%	9	94	376
The Estates	2002	Mar-05	University of Florida	12	7,053		550		98.7%	96.7%	20	396	1,044
City Parc at Fry Street	2004	Mar-05	University of North Texas	12	3,108		603		98.0%	97.6%	8	136	418
Entrada Real	2000	Mar-06	University of Arizona	12	2,359		556		86.3%	87.1%	8	98	363
University Village - Tallahassee (5)	1990/91/ 92	Mar-06	Florida State University	12	4,375		485		99.4%	99.4%	12	217	716
Royal Village - Gainesville	1996	Mar-06	University of Florida	12	2,861		517		98.0%	97.8%	8	118	448
Royal Lexington	1994	Mar-06	The University of Kentucky	12	1,800		525		98.5%	100.0%	4	94	364
The Woods at Greenland	2001	Mar-06	Middle Tennessee State University	12	1,411		413		96.5%	97.8%	3	78	276
Raider’s Crossing	2002	Mar-06	Middle Tennessee State University	12	1,471		433		96.8%	98.6%	4	96	276
Raiders Pass	2002/03	Mar-06	Texas Tech University	12	4,359		457		89.9%	94.9%	12	264	828
Aggie Station	2003	Mar-06	Texas A&M University	12	3,021		549		99.9%	99.6%	5	156	450
The Outpost - San Marcos	2003/04	Mar-06	Texas State University	12	3,153		527		99.2%	99.2%	5	162	486

Property	Year Built	Date Acquired/ Developed	Primary University Served	Typical Lease Term (Mos)	Year Ended December 31, 2013 Revenue	Average Monthly Revenue/ Bed (1)	2013 Average Occupancy(2)	Occupancy as of 12/31/13	# of Buildings	# of Units	# of Beds
The Outpost - San Antonio	2005	Mar-06	University of Texas – San Antonio	12	$5,133	$550	89.7%	89.9%	10	276	828
Callaway Villas	2006	Aug-06	Texas A&M University	9/12	6,262	757	91.5%	99.6%	20	236	704
The Village on Sixth Avenue	2000/06	Jan-07	Marshall University	12	4,211	465	96.0%	95.1%	14	248	752
Newtown Crossing	2005/07	Feb-07	University of Kentucky	12	6,716	580	99.2%	99.3%	7	356	942
Olde Towne University Square	2005	Feb-07	University of Toledo	12	4,074	594	99.8%	100.0%	4	224	550
Peninsular Place	2005	Feb-07	Eastern Michigan University	12	2,930	477	98.8%	98.7%	2	183	478
University Centre	2007	Aug-07	Rutgers University, NJIT	9/12	7,076	824	80.4%	87.9%	2	234	838
Sunnyside Commons	1925/ 2001	Feb-08	West Virginia University	12	940	456	100.4%	99.4%	9	68	161
Pirates Place Townhomes	1996	Feb-08	East Carolina University	12	2,338	362	93.0%	93.6%	12	144	528
The Highlands	2004	June-08	University of Nevada at Reno	12	4,168	460	99.1%	99.9%	17	216	732
The Summit & Jacob Heights (5)	2003- 2006	June-08	Minnesota State University	12	5,431	469	98.0%	95.1%	34	258	930
GrandMarc Seven Corners	2000	June-08	University of Minnesota	12	4,650	643	122.5%	120.2%	1	186	440
University Village – Sacramento	1979	June-08	California State University - Sacramento	12	2,970	578	104.6%	103.6%	41	250	394
Aztec Corner	1995	June-08	San Diego State University	12	4,799	638	98.2%	98.2%	3	180	606
University Crossings	1926/ 2003	June-08	Drexel University	12	9,284	635	99.4%	99.4%	1	260	1,016
Campus Corner	1997	June-08	Indiana University	12	4,813	487	97.8%	98.0%	23	254	796
Tower at Third	1973	June-08	University of Illinois	12	3,375	704	98.7%	98.7%	1	188	375
University Manor	2002	June-08	East Carolina University	12	2,904	392	97.2%	96.8%	18	168	600
Lakeside Apartments	1991	June-08	University of Georgia	12	3,621	367	94.4%	92.7%	20	244	776
The Club	1989	June-08	University of Georgia	12	2,097	345	97.3%	97.7%	17	120	480
The Edge -Orlando	1999	June-08	The University of Central Florida	12	6,997	605	99.1%	98.1%	21	306	930
University Place	2003	June-08	University of Virginia	12	2,436	395	92.9%	96.0%	12	144	528
South View	1998	June-08	James Madison University	12	5,215	459	96.1%	93.9%	21	240	960
Stone Gate	2000	June-08	James Madison University	12	3,692	459	97.7%	99.0%	15	168	672
The Commons	1991	June-08	James Madison University	12	2,127	361	88.2%	83.7%	11	132	528
University Gables	2001	June-08	Middle Tennessee State University	12	2,982	372	97.1%	97.2%	15	168	648
The Enclave	2002	June-08	Bowling Green State University	12	1,764	294	98.4%	99.2%	11	120	480
Hawks Landing (6)	1994	June-08	Miami University of Ohio	12	2,488	424	98.7%	98.8%	13	122	484
Willowtree Apartments and Towers(4)	1968/ 1974	June-08	University of Michigan	12	5,232	498	99.5%	99.5%	16	473	851
Abbott Place	1999	June-08	Michigan State University	12	3,813	474	98.4%	97.7%	9	222	654
The Centre	2004	June-08	Western Michigan University	12	3,502	402	98.7%	98.6%	23	232	700
University Meadows	2001	June-08	Central Michigan University	12	3,025	416	94.4%	97.2%	23	184	616
Campus Way	1993	June-08	University of Alabama	12	3,827	459	97.1%	94.4%	9	194	680
University Pointe	2004	June-08	Texas Tech University	12	4,551	554	95.5%	92.2%	11	204	682
University Trails	2003	June-08	Texas Tech University	12	4,462	536	96.3%	94.6%	20	240	684
Vista del Sol - ACE	2008	Aug-08	Arizona State University	12	16,249	681	96.4%	94.8%	12	613	1,866

Property	Year Built	Date Acquired/ Developed	Primary University Served	Typical Lease Term (Mos)	Year Ended December 31, 2013 Revenue	Average Monthly Revenue/ Bed (1)	2013 Average Occupancy(2)	Occupancy as of 12/31/13	# of Buildings	# of Units	# of Beds
Villas at Chestnut Ridge	2008	Aug-08	State University of New York at Buffalo	12	$4,761	$704	98.8%	99.3%	12	196	552
Barrett Honors College – ACE	2009	Aug-09	Arizona State University	9	13,184	832	96.2%	97.7%	7	604	1,721
University Heights - Birmingham	2001	Mar-10	University of Alabama at Birmingham	12	2,976	434	99.3%	99.2%	8	176	528
Sanctuary Lofts	2008	July-10	Texas State University	12	4,066	641	98.0%	97.7%	4	201	487
Lions Crossing	1996	Sep-10	Penn State University	12	4,976	525	99.3%	99.1%	17	204	696
Nittany Crossing	1996/97	Sep-10	Penn State University	12	4,681	524	99.1%	99.0%	11	204	684
The View	2003	Sep-10	University of Nebraska	12	2,706	359	99.9%	99.8%	12	157	590
Chapel Ridge	2003	Sep-10	UNC – Chapel Hill	12	4,064	618	97.8%	97.2%	13	180	544
Chapel View	1986/ 2003	Sep-10	UNC – Chapel Hill	12	2,870	655	98.2%	97.2%	14	224	358
University Oaks	2004	Sep-10	University of South Carolina	12	4,323	516	99.1%	99.1%	14	181	662
Blanton Common	2005/07	Sep-10	Valdosta State University	12	4,189	409	89.7%	94.9%	21	276	860
Burbank Commons	1995	Sep-10	Louisiana State University	12	2,868	429	97.5%	98.7%	7	134	532
University Crescent	1999	Sep-10	Louisiana State University	12	4,198	550	98.1%	98.7%	15	192	612
University Greens	1999	Sep-10	University of Oklahoma	12	2,716	425	97.8%	98.6%	13	156	516
The Edge – Charlotte	2000	Nov-10	University of North Carolina at Charlotte	12	4,331	476	99.4%	99.4%	15	180	720
University Walk	2002	Nov-10	University of North Carolina at Charlotte	12	2,995	499	99.0%	99.2%	12	120	480
Uptown Apartments	2004	Nov-10	University of North Texas	12	3,874	596	97.1%	96.2%	12	180	528
2nd Ave Centre	2008	Dec-10	University of Florida	12	5,961	560	99.3%	99.5%	7	274	868
Campus Trails	1991	June-08	Mississippi State University	12	2,446	415	98.4%	98.5%	14	156	480
Villas at Babcock	2011	Aug-11	University of Texas – San Antonio	12	5,339	559	95.3%	92.4%	16	204	792
Lobo Village - ACE	2011	Aug-11	University of New Mexico	12	5,466	517	95.1%	91.6%	20	216	864
Villas on Sycamore	2011	Aug-11	Sam Houston State University	12	4,227	472	97.7%	98.7%	88	170	680
University Village Northwest - ACE	2011	Aug-11	Prairie View A&M University	9	838	633	99.9%	100.0%	2	36	144
Eagles Trail	2007	Sep-11	Univ. of Southern Mississippi	12	4,352	427	97.9%	99.0%	16	216	792
26 West	2008	Dec-11	University of Texas - Austin	12	10,914	780	99.5%	99.4%	3	367	1,026
The Varsity	2011	Dec-11	University of Maryland	12	12,011	953	98.2%	99.3%	1	258	901
Subtotal - Same Store Wholly Owned Properties (7)					$369,509	$548	97.0%	97.1%	1,074	17,047	54,232
2012 Acquisitions and Completed Development Projects
University Heights - Knoxville	1999	Jan-12	University of Tennessee	12	3,291	436	93.2%	98.7%	8	204	636
Avalon Heights	2002	May-12	University of South Florida in Tampa	12	4,871	510	99.8%	100.0%	4	210	754
University Commons	2003	June-12	University of Minnesota in Minneapolis	12	4,294	612	112.6%	115.6%	4	164	480
University Pointe at College Station – ACE	2012	Sep-12	Portland State University	12	7,751	641	92.4%	98.8%	1	282	978
Casas del Rio – ACE	2012	Aug-12	University of New Mexico	10	5,543	579	96.7%	94.3%	4	283	1,028
The Suites – ACE	2012	Aug-12	Northern Arizona University	10	3,319	637	98.9%	99.6%	2	275	550
Hilltop Townhomes - ACE	2012	Aug-12	Northern Arizona University	12	4,414	601	99.1%	99.3%	10	144	576

Property	Year Built	Date Acquired/ Developed	Primary University Served	Typical Lease Term (Mos)	Year Ended December 31, 2013 Revenue		Average Monthly Revenue/ Bed (1)		2013 Average Occupancy(2)	Occupancy as of 12/31/13	# of Buildings	# of Units	# of Beds
U Club on Frey	2012	Aug-12	Kennesaw State University	12	$3,297		$585		98.9%	98.9%	7	114	456
Campus Edge on UTA Boulevard	2012	Aug-12	University of Texas - Arlington	12	3,654		595		99.7%	99.6%	1	128	488
U Club Townhomes on Marion Pugh	2012	Aug-12	Texas A&M University	12	4,626		585		99.3%	99.4%	40	160	640
Villas on Rensch	2012	Aug-12	State University of New York at Buffalo	12	5,235		708		98.8%	98.7%	39	153	610
The Village at Overton Park	2012	Aug-12	Texas Tech University	12	4,609		615		96.0%	93.3%	2	163	612
Casa de Oro - ACE	2012	Aug-12	Arizona State University	12	1,198		629		55.6%	58.9%	1	109	365
The Villas at Vista del Sol – ACE	2012	Aug-12	Arizona State University	12	3,571		690		99.7%	99.5%	12	104	400
University Edge	2012	Dec-12	Kent State University	12	3,972		559		93.2%	99.3%	3	201	608
The Block	2007/ 2008	Aug-12	The University of Texas at Austin	12	17,245		829		96.8%	94.7%	8	669	1,555
309 Green	2008	Sept-12	University of Illinois	12	3,899		784		89.9%	96.2%	1	110	416
The Retreat	2012	Sept-12	Texas State University	12	5,455		572		95.8%	92.1%	140	187	780
Lofts 54	2008	Sept-12	University of Illinois	12	1,369		641		90.9%	100.0%	1	43	172
Campustown Rentals	1920-1987	Sept-12	University of Illinois	12	4,092		485		82.9%	74.5%	22	280	766
Chauncey Square	2007/ 2012	Sept-12	Purdue University	12	3,998		776		98.3%	99.0%	2	158	386
Vintage West Campus	2009	Sept-12	The University of Texas at Austin	12	1,451		918		96.3%	98.3%	1	62	121
Texan West Campus	2005	Sept-12	The University of Texas at Austin	12	1,895		724		99.3%	100.0%	1	62	190
The Castilian	1967	Sept-12	The University of Texas at Austin	9	6,263	(3)	1,111	(3)	85.3%	71.9%	1	371	623
Bishops Square	2002	Sept-12	Texas State University	12	2,108		546		91.0%	97.8%	13	134	315
Union	2007	Sept-12	Baylor University	12	826		561		97.5%	98.3%	1	54	120
922 Place	2009	Sept-12	Arizona State University	12	3,147		622		77.8%	96.4%	2	132	468
Campustown	1910-2004	Sept-12	Iowa State University	12	8,064		485		98.0%	99.7%	34	452	1,217
River Mill	1972	Sept-12	University of Georgia	12	2,577		508		88.1%	97.0%	5	243	461
Garnet River Walk	2006	Sept-12	University of South Carolina	12	3,495		580		97.9%	98.5%	11	170	476
Landmark	2012	Sept-12	University of Michigan	12	8,423		1,027		97.8%	98.8%	1	173	606
Icon Plaza	2012	Sept-12	University of Southern California	12	4,370		1,243		98.6%	92.1%	1	56	253
The Province – Greensboro	2011	Nov-12	University of North Carolina at Greensboro	12	4,492		563		90.7%	88.8%	17	219	696
RAMZ Apts on Broad	2004	Nov-12	Virginia Commonwealth University	12	1,904		684		91.9%	97.1%	1	88	172
The Lofts of Capital Garage	2000	Nov-12	Virginia Commonwealth University	12	721		425		89.9%	97.9%	1	36	144
Forest Village and Woodlake	1982/ 1983	Nov-12	University of Missouri	12	2,585		290		98.6%	98.9%	14	352	704
25Twenty	2011	Nov-12	Texas Tech University	12	4,433		676		93.0%	95.9%	1	249	562
The Province - Louisville	2009	Nov-12	University of Louisville	12	6,384		615		97.0%	99.2%	9	366	858
West 27th Place	2011	Nov-12	University of Southern California	12	6,462		953		103.5%	103.6%	1	161	475
The Province - Rochester	2010	Nov-12	Rochester Institute of Technology	12	7,529		747		99.6%	100.4%	13	336	816

Property	Year Built	Date Acquired/ Developed	Primary University Served	Typical Lease Term (Mos)	Year Ended December 31, 2013 Revenue		Average Monthly Revenue/ Bed (1)		2013 Average Occupancy(2)	Occupancy as of 12/31/13	# of Buildings	# of Units	# of Beds
5 Twenty Four & 5 Twenty Five Angliana (4)	2009/ 2012	Nov-12	University of Kentucky	12	$6,928		$566		91.5%	96.3%	11	376	1,060
The Province -Tampa	2009	Nov-12	University of South Florida	12	6,669		591		95.3%	99.8%	19	287	947
U Pointe Kennesaw	2012	Nov-12	Kennesaw State University	12	5,178		580		86.8%	89.3%	5	216	795
The Cottages of Columbia	2008	Nov-12	University of Missouri	12	3,750		532		97.2%	98.1%	84	145	513
Grindstone Canyon	2003	Nov-12	University of Missouri	12	2,798		512		99.2%	98.2%	8	201	384
The Cottages of Durham	2012	Nov-12	University of New Hampshire	12	5,259		662		98.3%	97.4%	96	141	619
The Province – Dayton	2009	Nov-12	Wright State University	12	4,178		509		91.3%	93.3%	13	200	657
The Cottages of Baton Rouge	2011	Nov-12	Louisiana State University	12	10,808		632		98.5%	97.9%	187	382	1,290
U Club Cottages	2011	Nov-12	Louisiana State University	12	2,536		651		99.9%	99.0%	61	105	308
2013 Acquisitions (8)
The Lodges of East Lansing (9)	2011/2013	Nov-12	Michigan State University	12	6,570		651		97.3%	94.0%	6	364	1,049
7th Street Station	2012	Jul-13	Oregon State University	12	985		527		100.0%	100.0%	16	82	309
Park Point	2008	Oct-13	Rochester Institute of Technology	12	2,542		762		102.4%	102.4%	31	300	924
U Centre at Fry Street	2012	Nov-13	University of North Texas	12	1,013		700		99.2%	99.2%	2	194	614
Cardinal Towne	2010/2011	Nov-13	University of Louisville	12	650		1,022		98.7%	98.7%	5	255	545
Recently Completed Development Projects (10)
U Club on Woodward	2013	Aug-13	Florida State University	12	1,318		611		99.1%	99.1%	8	112	448
The Callaway House Austin & The Penthouse at Callaway	2013	Aug-13	The University of Texas at Austin	10	4,777	(3)	1,249	(3)	99.5%	99.5%	1	219	753
Manzanita - ACE	2013	Aug-13	Arizona State University	10	2,936		804		96.7%	96.7%	1	241	816
University View - ACE	2013	Aug-13	Prairie View A&M University	9	962		622		99.9%	100.0%	2	96	336
U Club Townhomes at Overton Park	2013	Aug-13	Texas Tech University	12	1,282		656		92.3%	92.4%	16	112	448
601 Copeland	2013	Aug-13	Florida State University	12	860		614		99.3%	99.3%	2	81	283
The Townhomes at Newtown Crossing	2013	Sept-13	University of Kentucky	12	1,357		415		99.0%	98.7%	13	152	608
Chestnut Square - ACE	2013	Sept-13	Drexel University	12	3,120		899		99.5%	99.5%	1	220	861
Projects Under Development or Redevelopment
Stanworth Commons Phase I - ACE	2014	Jul-14	Princeton University	12	—		n/a		n/a	n/a	11	127	214
Plaza on University	2014	Aug-14	University of Central Florida	12	103		n/a		n/a	n/a	5	364	1,313
U Club on Frey Phase II	2014	Aug-14	Kennesaw State University	12	—		n/a		n/a	n/a	5	102	408
The Suites Phase II - ACE	2014	Aug-14	Northern Arizona University	10	—		n/a		n/a	n/a	2	164	328
U Centre at Northgate - ACE	2014	Aug-14	Texas A&M University	12	24		n/a		n/a	n/a	11	196	784
University Walk (11)	2014	Aug-14	University of Tennessee	12	28		n/a		n/a	n/a	3	177	526
The Plaza Apartments (12)	1971/1998/2011	Aug-15	Florida State University	12	601		513		68.6%	77.7%	17	289	359
Lancaster Project - ACE	2015	Sept-15	Drexel University	12	—		n/a		n/a	n/a	1	351	1,316
Eugene, OR Development	2015	Sept-15	University of Oregon	12	32		n/a		n/a	n/a	2	192	734
Subtotal – New Wholly-Owned Properties					$254,096		$639		95.5%	96.3%	1,085	14,300	43,082
Total – Wholly-Owned Properties					$623,605		$581		96.5%	96.8%	2,159	31,347	97,314

Property	Year Built	Date Acquired/ Developed	Primary University Served	Typical Lease Term (Mos)	Year Ended December 31, 2013 Revenue	Average Monthly Revenue/ Bed (1)	2013 Average Occupancy(2)	Occupancy as of 12/31/13	# of Buildings	# of Units	# of Beds
ON-CAMPUS PARTICIPATING PROPERTIES
University Village – PVAMU	1996/ 97/98	Aug-96 Aug-98	Prairie View A&M University	9	$10,387	$566	98.0%	97.3%	30	612	1,920
University College – PVAMU	2000/ 2003	Aug-00 Aug-03	Prairie View A&M University	9	7,422	551	94.7%	96.7%	14	756	1,470
University Village – TAMIU	1997	Aug-97	Texas A&M International University	9	1,382	833	94.1%	85.2%	4	84	250
Cullen Oaks	2001/ 2005	Aug-01 Aug-05	The University of Houston	9	7,157	833	98.7%	98.5%	4	411	879
West Virginia University Project (13)	2014	Aug-14	West Virginia University	12	—	n/a	n/a	n/a	11	224	567
Total - On-Campus Participating Properties					$26,348	$629	96.8%	96.7%	63	2,087	5,086
Grand Total- All Properties					$649,953	$583	96.5%	96.8%	2,222	33,434	102,400

(1)
Average monthly revenue per bed is calculated based upon our base rental revenue earned during typical lease terms for the year ended December 31, 2013 divided by average occupied beds over the typical lease term.

(2)
Average occupancy is calculated based on the average number of occupied beds during typical lease terms for the year ended December 31, 2013 divided by total beds.  For on-campus participating properties, average occupancy is calculated based on the nine month academic year (excluding the summer months). Average occupancy for acquired properties and properties which commenced operations during 2013 is calculated based on the period these properties were operational during 2013.

(3)	As rent at this property includes food services, revenue is not comparable to the other properties in this table.

(4)
University Club Townhomes, College Club Townhomes, Willowtree Apartments and Towers, and 5 Twenty Four & 5 Twenty Five Angliana each consist of two phases that are counted separately in the property portfolio numbers contained in Note 1 in the accompanying Notes to Consolidated Financial Statements contained in Item 8.

(5)
University Village Tallahassee and Jacob Heights/The Summit each consist of 3 phases that are counted separately in the property portfolio numbers contained in Note 1 in the accompanying Notes to Consolidated Financial Statements contained in Item 8.

(6)	This property is classified as Held for Sale as of December 31, 2013 and is included in discontinued operations on the accompanying consolidated statements of comprehensive income contained in Item 8.

(7)	Our same store wholly-owned portfolio represents properties that were owned or operated by us for the full years ended December 31, 2012 and 2013.

(8)	These properties were acquired in 2013. Average occupancy is calculated based on the period these properties were owned and operated by us in 2013.

(9)	In July 2013, we purchased a 366-bed additional phase at this property. Average occupancy is calculated based on the period the additional phase was operational during 2013.

(10)	These properties commenced operations in 2013. Average occupancy is calculated based on the period these properties were operational during 2013.

(11)	We did not own this property as of December 31, 2013 but are obligated to purchase the property as long as the developer meets certain construction completion deadlines and other closing conditions.

(12)	This property was acquired in August 2013. The Company is currently vacating tenants from this property in preparation for redevelopment activities expected to commence during 2014.

(13)	This property is currently under development with a scheduled completion date of August 2014.

Item 3. Legal Proceedings

We are subject to various claims, lawsuits and legal proceedings that have not been fully resolved and that have arisen in the ordinary course of business.  While it is not possible to ascertain the ultimate outcome of such matters, management believes that the aggregate amount of such liabilities, if any, in excess of amounts provided or covered by insurance, will not have a material adverse effect on our consolidated financial position or results of operations.  However, the outcome of claims, lawsuits and legal proceedings brought against us are subject to significant uncertainty.  Therefore, although management considers the likelihood of such an outcome to be remote, the ultimate results of these matters cannot be predicted with certainty.

Item 4.  Mine Safety Disclosures

Not applicable.

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

	High	Low	Distributions Declared
Quarter ended March 31, 2012	$44.88	$40.10	$0.3375
Quarter ended June 30, 2012	$45.89	$42.19	$0.3375
Quarter ended September 30, 2012	$48.10	$43.20	$0.3375
Quarter ended December 31, 2012	$47.13	$42.44	$0.3375
Quarter ended March 31, 2013	$48.49	$44.10	$0.3375
Quarter ended June 30, 2013	$47.64	$36.60	$0.3600
Quarter ended September 30, 2013	$42.78	$32.34	$0.3600
Quarter ended December 31, 2013	$36.92	$31.64	$0.3600

Holders

As of February 19, 2014, there were approximately 33,000 holders of record of the Company’s common stock and 104,782,817 shares of common stock outstanding.

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

	As of and for the Year Ended December 31,
	2013	2012	2011	2010	2009
Statements of Operations Information:
Revenues	$657,462	$465,655	$361,910	$305,234	$268,317
Income (loss) from continuing operations	47,436	48,789	34,011	17,612	(1,914)
Discontinued operations:
Income (loss) attributable to discontinued operations	4,824	8,728	9,155	3,191	(1,188)
Loss from early extinguishment of debt	(332)	(1,591)	—	—	—
Gain (loss) from disposition of real estate	55,263	4,312	14,806	(3,705)	(9,358)
Net income (loss)	107,191	60,238	57,972	17,098	(12,460)
Net income attributable to noncontrolling interests	(2,547)	(3,602)	(1,343)	(888)	(380)
Net income (loss) attributable to common shareholders	104,644	56,636	56,629	16,210	(12,840)
Per Share and Distribution Data:
Earnings per diluted share:
Income (loss) from continuing operations	$0.42	$0.52	$0.46	$0.27	$(0.07)
Discontinued operations	0.56	0.13	0.34	(0.01)	(0.21)
Net income (loss)	0.98	0.65	0.80	0.26	(0.28)
Cash distributions declared per share / unit	1.42	1.35	1.35	1.35	1.35
Cash distributions declared	149,461	117,592	93,813	76,579	64,492
Balance Sheet Data:
Total assets	$5,598,040	$5,118,962	$3,008,582	$2,693,484	$2,234,981
Secured mortgage, construction and bond debt	1,507,216	1,509,105	858,530	1,144,103	1,029,455
Term loans and revolving credit facilities	838,450	712,000	589,000	201,000	194,000
Unsecured notes	398,721	—	—	—	—
Capital lease obligations	—	149	450	911	2,314
Stockholders’ equity	2,624,901	2,648,381	1,375,216	1,213,962	899,030
Selected Owned Property Information:
Owned properties	167	160	116	104	85
Units	33,434	31,854	22,947	20,820	17,008
Beds	102,400	98,840	71,801	64,933	52,118
Occupancy as of December 31,	96.8%	95.7%	97.8%	98.0%	96.2%
Net cash provided by operating activities	$246,678	$195,131	$126,744	$115,949	$80,443
Net cash used in investing activities	(509,999)	(1,447,562)	(423,584)	(244,492)	(123,528)
Net cash provided by financing activities	280,618	1,251,486	205,732	175,957	83,578
Funds From Operations (“FFO”) (1) (2):
Net income (loss) attributable to common shareholders	$104,644	$56,636	$56,629	$16,210	$(12,840)
Noncontrolling interests	1,756	1,205	1,343	888	380
(Gain) loss from disposition of real estate	(55,263)	(4,312)	(14,806)	3,705	9,358
(Income) loss from unconsolidated joint ventures	—	(444)	641	2,023	2,073
FFO from unconsolidated joint ventures	—	429	(576)	(1,195)	246
Real estate related depreciation and amortization	185,640	114,841	87,951	75,667	75,814
Elimination of provision for asset impairment	—	—	1,105	5,450	464
Funds from operations	$236,777	$168,355	$132,287	$102,748	$75,495

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

Property Portfolio

As of December 31, 2013, our property portfolio contained 167 properties with approximately 102,400 beds in approximately 33,400 apartment units.  Our property portfolio consisted of 144 owned off-campus student housing properties that are in close proximity to colleges and universities, 18 ACE properties operated under ground/facility leases with eight university systems and five on-campus participating properties operated under ground/facility leases with the related university systems.  Of the 167 properties, nine were under development as of December 31, 2013, and when completed will consist of a total of approximately 6,200 beds in approximately 1,900 units.  Our communities contain modern housing units and are supported by a resident assistant system and other student-oriented programming, with many offering resort-style amenities.

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

Third-Party Development and Management Services

We provide development and construction management services for student housing properties owned by universities, 501(c) 3 foundations and others.  Our clients have included some of the nation’s most prominent systems of higher education.  We develop student housing properties for these clients and we are sometimes retained to manage these properties following their opening.  As of December 31, 2013, we were under contract on one third-party development project and one on-campus participating property that are currently in progress and whose fees range from $2.4 million to $3.2 million.  As of December 31, 2013, fees of approximately $2.2 million remained to be earned by us with respect to these projects, which both have scheduled completion dates of August 2014.

As of December 31, 2013, we also provided third-party management and leasing services for 36 properties that represented approximately 26,100 beds in approximately 10,600 units. Our third-party management and leasing services are typically provided pursuant to management contracts that have initial terms that range from one to five years.

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

Allocation of Fair Value to Acquired Properties

The price that we pay to acquire a property is impacted by many factors, including the condition of the buildings and improvements, the occupancy of the building, favorable or unfavorable financing, and numerous other factors. Accordingly, we are required to make subjective assessments to allocate the purchase price paid to acquire investments in real estate among the assets acquired and liabilities assumed based on our estimate of the fair values of such assets and liabilities. This includes, among other items, determining the value of the buildings and improvements, land, in-place tenant leases, tax incentive arrangements, and any debt assumed from the seller. Each of these estimates requires a great deal of judgment and some of the estimates involve complex calculations. Our calculation methodology is summarized in Note 2 to our consolidated financial statements contained in Item 8. These allocation assessments have a direct impact on our results of operations because if we were to allocate more value to land there would be no depreciation with respect to such amount or if we were to allocate more value to the buildings as opposed to allocating to the value of in-place tenant leases, this amount would be recognized as an expense over a much longer period of time, since the amounts allocated to buildings are depreciated over the estimated lives of the buildings whereas amounts allocated to in-place tenant leases are amortized over the remaining terms of the leases (generally less than one year).

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

Results of Operations

Comparison of the Years Ended December 31, 2013 and 2012

The following table presents our results of operations for the years ended December 31, 2013 and 2012, including the amount and percentage change in these results between the two periods.

	Year Ended December 31,
	2013	2012	Change ($)	Change (%)
Revenues:
Wholly-owned properties	$618,503	$422,417	$196,086	46.4%
On-campus participating properties	26,348	26,166	182	0.7%
Third-party development services	2,483	8,574	(6,091)	(71.0)%
Third-party management services	7,514	6,893	621	9.0%
Resident services	2,614	1,605	1,009	62.9%
Total revenues	657,462	465,655	191,807	41.2%

Operating expenses:
Wholly-owned properties	296,794	200,126	96,668	48.3%
On-campus participating properties	11,049	11,073	(24)	(0.2)%
Third-party development and management services	10,810	10,898	(88)	(0.8)%
General and administrative	16,666	22,965	(6,299)	(27.4)%
Depreciation and amortization	184,988	110,499	74,489	67.4%
Ground/facility leases	5,402	4,248	1,154	27.2%
Total operating expenses	525,709	359,809	165,900	46.1%

Operating income	131,753	105,846	25,907	24.5%

Nonoperating income and (expenses):
Interest income	3,005	1,756	1,249	71.1%
Interest expense	(78,028)	(54,518)	(23,510)	43.1%
Amortization of deferred financing costs	(5,608)	(4,425)	(1,183)	26.7%
Income from unconsolidated joint ventures	—	444	(444)	(100.0)%
Other nonoperating (expense) income	(2,666)	411	(3,077)	(748.7)%
Total nonoperating expenses	(83,297)	(56,332)	(26,965)	47.9%

Income before income taxes and discontinued operations	48,456	49,514	(1,058)	(2.1)%
Income tax provision	(1,020)	(725)	(295)	40.7%
Income from continuing operations	47,436	48,789	(1,353)	(2.8)%

Discontinued operations:
Income attributable to discontinued operations	4,824	8,728	(3,904)	(44.7)%
Loss from early extinguishment of debt	(332)	(1,591)	1,259	(79.1)%
Gain from disposition of real estate	55,263	4,312	50,951	1,181.6%
Total discontinued operations	59,755	11,449	48,306	421.9%

Net income	107,191	60,238	46,953	77.9%
Net income attributable to noncontrolling interests	(2,547)	(3,602)	1,055	(29.3)%
Net income attributable to common shareholders	$104,644	$56,636	$48,008	84.8%

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

A reconciliation of our same store and new property operations to our consolidated statements of comprehensive income is set forth below:

	Same Store Properties (1)		New Properties (2)		Total - All Properties (1)
	Year Ended December 31,		Year Ended December 31,		Year Ended December 31,
	2013	2012	2013	2012	2013	2012
Number of properties	89	89	64	51	153	140
Number of beds	53,748	53,748	37,459	29,778	91,207	83,526

Revenues (3)	$367,021	$361,081	$254,096	$62,941	$621,117	$424,022
Operating expenses	174,774	170,285	122,020	29,841	296,794	200,126

(1)	Excludes one property classified as Held for Sale as of December 31, 2013 that is included in discontinued operations on the accompanying consolidated statements of comprehensive income.

(2)
Does not include properties under construction as of December 31, 2013.  Number of properties and number of beds also excludes properties undergoing redevelopment as of December 31, 2013, although the results of operations of those properties are included in revenues and operating expenses prior to commencement of redevelopment activities.

(3)	Includes revenues which are reflected as resident services revenue on the accompanying consolidated statements of comprehensive income.

Same Store Properties.  The increase in revenue from our same store properties was primarily due to an increase in average rental rates for the 2013/2014 and 2012/2013 academic years, offset by a slight decrease in average occupancy from 96.1% during the year ended December 31, 2012 to 96.0% during the year ended December 31, 2013.  Future revenues will be dependent on our ability to maintain our current leases in effect for the 2013/2014 academic year and our ability to obtain appropriate rental rates and desired occupancy for the 2014/2015 academic year at our various properties during our leasing period, which typically begins in October and ends in August.

The increase in operating expenses for our same store properties was primarily due to an increase in marketing costs incurred to stimulate leasing velocity for the 2013/2014 academic year, an increase in property taxes related to 2011 owned development deliveries being assessed at full values at various points during 2012, as well as the expiration of a tax rebate agreement at one of our properties.  We anticipate that operating expenses for our same store property portfolio for 2014 will increase slightly as compared with 2013 as a result of general inflation.

New Property Operations.  Our new properties for the year ended December 31, 2013 consist of the following: (i) University Heights- Knoxville, acquired from one of our joint ventures with Fidelity ("Fund II") in January 2012, (ii) Avalon Heights, acquired in May 2012, (iii) University Commons, acquired in June 2012, (iv) The Block, acquired in August 2012, (v) The Retreat, acquired in September 2012, (vi) 11 owned development projects that opened for occupancy in August and September 2012 (vii) a 15-property student housing portfolio acquired in September 2012, (viii) a 19-property student housing portfolio acquired in November 2012, (ix) University Edge, a property previously subject to a pre-sale agreement that we acquired in December 2012, (x) 7th Street Station, acquired in July 2013, (xi) The Lodges of East Lansing Phase II, an additional phase at an existing property previously subject to a pre-sale agreement that we acquired in July 2013, (xii) The Plaza Apartments, acquired in August 2013, (xiii) Townhomes at Newtown Crossing, a property previously subject to a pre-sale agreement that we acquired in September 2013, (xiv) seven owned development projects that opened for occupancy in August and September 2013, (xv) Park Point, acquired in October 2013, and (xvi) U Centre at Fry Street and Cardinal Towne, both acquired in November 2013.

     On-Campus Participating Properties (“OCPP”) Operations

We had four participating properties containing 4,519 beds which were operating during both years ended December 31, 2013 and 2012 and one on-campus participating property that was under construction as of December 31, 2013.  Revenues from our participating properties increased to $26.4 million during the year ended December 31, 2013 from $26.2 million for the year ended December 31, 2012, an increase of $0.2 million.  This increase was primarily a result of an increase in average rental rates for the 2013/2014 and 2012/2013 academic years, offset by a slight decrease in average occupancy from 77.6% for the year ended December 31, 2012 to 76.3% for the year ended December 31, 2013.

Third-Party Development Services Revenue

Third-party development services revenue decreased by approximately $6.1 million, from $8.6 million during the year ended December 31, 2012 to $2.5 million for the year ended December 31, 2013.  This decrease was primarily due to the closing of bond financing and commencement of construction for the Southern Oregon University and College of Staten Island projects and the commencement of construction on the Lakeside Graduate Community at Princeton University during the year ended December 31, 2012. These new projects contributed an additional $2.3 million during the year ended December 31, 2012. In addition, revenues of approximately $3.1 million were recognized during the year ended December 31, 2012 for the Northern Illinois University and Illinois State University projects, both of which completed construction and opened for occupancy in August 2012. Of the $3.1 million recognized during the year ended December 31, 2012, $0.8 million related to our participation in cost savings on these two projects.

During the year ended December 31, 2013, we had three projects in progress with an average contractual fee of approximately $2.7 million, as compared to the year ended December 31, 2012 in which we had seven projects in progress with an average contractual fee of approximately $2.4 million.

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

Third-Party Management Services Revenue

Third-party management services revenue increased by approximately $0.6 million, from $6.9 million for the year ended December 31, 2012 to $7.5 million for the year ended December 31, 2013.  This increase was primarily a result of revenue earned from three newly awarded third-party management contracts and the recognition of incentive management fees from another third-party management contract during the year ended December 31, 2013. We anticipate a modest increase in third-party management services revenue in 2014 from management contracts awarded in late 2013 and anticipated 2014 contracts to be obtained, which will be slightly offset by the anticipated discontinuance of certain existing management contracts.

Third-Party Development and Management Services Expenses

Third party development and management services expenses decreased by approximately $0.1 million, from $10.9 million during the year ended December 31, 2012 to $10.8 million for the year ended December 31, 2013.  This decrease was primarily a result of the recent growth in our wholly-owned property portfolio, as well as a lower number of newly awarded contracts in this business segment during 2013 as compared to the prior year, offset by approximately $0.6 million of transfer taxes paid by the Company in connection with our recent conversion of a wholly-owned property into an on-campus ACE structure via a ground lease with Drexel University. We anticipate that third-party development and management services expenses will increase in 2014 as a result of the timing of new management contracts awarded in 2013 along with expected contracts to be awarded in 2014, as well as general inflation.

General and Administrative

General and administrative expenses decreased by approximately $6.3 million, from $23.0 million during the year ended December 31, 2012 to $16.7 million for the year ended December 31, 2013.  This decrease was primarily a result of $7.5 million of acquisition-related costs such as broker fees, due diligence costs and legal and accounting fees incurred in 2012 in connection with our purchase of the Campus Acquisitions Portfolio in September 2012 and the Kayne Anderson Portfolio in November 2012, offset by additional salary and benefits expense, public company costs and other general inflationary factors experienced during the year ended

December 31, 2013. We anticipate general and administrative expenses will increase in 2014 as compared to 2013 due to additional salary, health care, and benefits expense, public company costs and other general inflationary factors.

Depreciation and Amortization

Depreciation and amortization increased by approximately $74.5 million, from $110.5 million during the year ended December 31, 2012 to $185.0 million for the year ended December 31, 2013.  This increase was primarily a result of the following items: (i) additional depreciation and amortization expense of approximately $55.5 million recorded during the year ended December 31, 2013 related to properties acquired during 2012 and 2013, (ii) the completion of construction and opening of 11 owned development properties in August and September 2012, which contributed an additional $14.4 million of depreciation and amortization expense during the year ended December 31, 2013, and (iii) the completion of construction and opening of seven owned development properties in August and September 2013, which contributed an additional $4.5 million of depreciation and amortization expense during the year ended December 31, 2013. These increases were offset by a decrease in the amortization of in-place leases of approximately $0.9 million related to the purchase of three properties in 2011. The value assigned to in-place leases upon acquisition of these properties was fully amortized by the end of 2012. We expect depreciation and amortization to increase in 2014 as a result of 2013 property acquisitions, the completion of seven owned development projects in August and September 2013, the anticipated completion of five owned development projects in August and September 2014, and the anticipated purchase of a property in August 2014 which is subject to a pre-sale arrangement.

Ground/Facility Leases

Ground/facility leases expense increased by approximately $1.2 million, from $4.2 million during the year ended December 31, 2012 to $5.4 million for the year ended December 31, 2013.  This increase was primarily due to the completion of construction and commencement of operations of six ACE development projects during 2012 and improved operating results at two of our on-campus participating properties, which increased our share of cash flow available for distribution.  We anticipate ground/facility leases expense to increase in 2014 as compared to 2013 due to the planned completion of construction and commencement of operations of three ACE development projects in July and August 2014 and the timing of ACE development projects placed into service during 2013.

Interest Income

Interest income increased by approximately $1.2 million, from $1.8 million during the year ended December 31, 2012 to $3.0 million during the year ended December 31, 2013.  This increase was primarily a result of our purchase of $52.8 million in loans receivable on April 22, 2013, which carry an interest rate of 5.12% with semiannual compounding, and contributed $1.9 million of interest income for the year ended December 31, 2013. This increase was offset by a $0.6 million decrease to interest income recognized on a loan to a noncontrolling partner that was paid off in July 2013. We expect interest income to increase in 2014 for the reasons discussed above as well as a loan receivable we assumed in connection with our purchase of Cardinal Towne in November 2013.

Interest Expense

Interest expense increased by approximately $23.5 million, from $54.5 million during the year ended December 31, 2012 to $78.0 million for the year ended December 31, 2013.  We incurred additional interest expense of approximately $18.3 million during the year ended December 31, 2013 related to loans assumed in connection with 2012 and 2013 property acquisitions. We also incurred additional interest expense of approximately $11.3 million during the year ended December 31, 2013 related to our $400 million offering of senior unsecured notes which closed on April 2, 2013. Lastly, we incurred additional interest expense of approximately $0.4 million during the year ended December 31, 2013 from a construction loan used to partially finance the construction of two owned development projects which opened for occupancy in August 2012. These increases were offset by a decrease of approximately $4.1 million during the year ended December 31, 2013 as a result of mortgage and construction loans paid off during 2012 and 2013. In addition, interest expense decreased as a result of an increase in capitalized interest of approximately $1.2 million due to the timing and volume of construction activities on our owned development projects during the respective periods. Lastly, interest expense decreased by approximately $0.6 million during the year ended December 31, 2013 related to decreased borrowings under our revolving credit facility, which resulted from using $321.0 million in proceeds from our unsecured notes offering in April 2013 to pay down in full the outstanding balance on our revolving credit facility.  We anticipate interest expense will increase significantly in 2014 as compared to 2013 as a result of our recent $250 million borrowing under a new unsecured term loan, the timing of our $400 million bond offering in 2013 and an anticipated bond offering during 2014, and a full year of interest expense incurred on the loans assumed in connection with 2013 property acquisitions.  These anticipated increases will be offset by a decrease in interest expense related to the payoff of mortgage debt in 2013 and loans that are scheduled to mature in 2014.

Amortization of Deferred Financing Costs

Amortization of deferred financing costs increased approximately $1.2 million, from $4.4 million during the year ended December 31, 2012 to $5.6 million for the year ended December 31, 2013.  This increase was primarily due to an additional $1.1 million of finance cost amortization during the year ended December 31, 2013, as a result of finance costs paid upon the assumption of mortgage debt in connection with 2012 and 2013 property acquisitions.  We also incurred an additional $0.3 million of finance cost amortization during the year ended December 31, 2013 as a result of offering costs paid in connection with our $400 million unsecured notes offering, which closed on April 2, 2013. These increases were offset by a decrease of approximately $0.1 million during the year ended December 31, 2013 as a result of mortgage and construction loans paid off during 2012 and 2013. We anticipate amortization of deferred finance costs will increase slightly in 2014 as compared to 2013 as a result of an anticipated bond offering during 2014.

Income from Unconsolidated Joint Ventures

We reported income from unconsolidated joint ventures of approximately $0.4 million for the year ended December 31, 2012 in connection with our share of income from Fund II. In January 2012, we purchased the one remaining property from Fund II and therefore had no additional interest in this joint venture subsequent to that purchase.

Other Nonoperating (Expense) Income

Other nonoperating (expense) income changed by approximately $3.1 million, from income of $0.4 million during the year ended December 31, 2012 to an expense of $2.7 million during the year ended December 31, 2013. During the year ended December 31, 2013, we paid $52.8 million to acquire loans receivable from National Public Finance Guarantee Corporation (“National”) which facilitated the settlement of a lawsuit brought by National against us. In connection with our purchase of the loans receivable, we recorded a purchase discount of approximately $3.6 million to reflect the difference between the face value of the loans receivable and the present value of the cash flows anticipated to be received under the loans receivable. Concurrent with recording this $3.6 million purchase discount, we recognized litigation settlement costs of $2.8 million in excess of amounts provided by insurance.

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

Other nonoperating income of $0.4 million for the year ended December 31, 2012 primarily related to a gain recognized upon our purchase of University Edge in December 2012, a property previously subject to a pre-sale/mezzanine investment agreement. We included the property in our consolidated financial statements during the construction period, as a result of applying accounting guidance related to variable interest entities. The property completed construction in August 2012 and the gain recorded upon our purchase of the property primarily relates to interest income earned on our mezzanine investment during the construction period.

     Income Tax Provision

The Company’s provision for income taxes increased by approximately $0.3 million, from $0.7 million for the year ended December 31, 2012 to $1.0 million for the year ended December 31, 2013.  This increase relates to our increased presence in Texas as a result of our recent acquisition and owned development activity and subsequent increase in Texas Franchise taxes incurred.  We expect our income tax expense to increase slightly in 2014 for the same reason discussed above.

Discontinued Operations

Discontinued operations on the accompanying consolidated statements of comprehensive income includes the following wholly-owned properties: (i) Hawks Landing, a wholly-owned property that was classified as Held for Sale as of December 31, 2013, (ii) University Mills, sold in November 2013 for a sales price of $14.5 million, (iii) Campus Ridge, sold in October 2013 for a sales price of $12.3 million, (iv) State College Park, University Pines, The Village at Blacksburg and Northgate Lakes, wholly-owned properties sold in July 2013 for a combined sales price of $157.4 million, (v) Brookstone Village and Campus Walk, wholly-owned properties sold in December 2012 for a combined sales price of $26.6 million, and (vi) Pirates Cove, sold in April 2012 for a sales price of $27.5 million. Refer to Note 6 in the accompanying Notes to Consolidated Financial Statements contained in Item 8 for a table summarizing the results of operations of the properties classified within discontinued operations.

Comparison of the Years Ended December 31, 2012 and 2011

The following table presents our results of operations for the years ended December 31, 2012 and 2011, including the amount and percentage change in these results between the two periods.

	Year Ended December 31,
	2012	2011	Change ($)	Change (%)
Revenues:
Wholly-owned properties	$422,417	$320,554	$101,863	31.8%
On-campus participating properties	26,166	25,252	914	3.6%
Third-party development services	8,574	7,497	1,077	14.4%
Third-party management services	6,893	7,254	(361)	(5.0)%
Resident services	1,605	1,353	252	18.6%
Total revenues	465,655	361,910	103,745	28.7%

Operating expenses:
Wholly-owned properties	200,126	154,023	46,103	29.9%
On-campus participating properties	11,073	10,180	893	8.8%
Third-party development and management services	10,898	11,368	(470)	(4.1)%
General and administrative	22,965	12,752	10,213	80.1%
Depreciation and amortization	110,499	80,840	29,659	36.7%
Ground/facility leases	4,248	3,608	640	17.7%
Total operating expenses	359,809	272,771	87,038	31.9%

Operating income	105,846	89,139	16,707	18.7%

Nonoperating income and (expenses):
Interest income	1,756	579	1,177	203.3%
Interest expense	(54,518)	(49,601)	(4,917)	9.9%
Amortization of deferred financing costs	(4,425)	(5,032)	607	(12.1)%
Income (loss) from unconsolidated joint ventures	444	(641)	1,085	(169.3)%
Other nonoperating income	411	—	411	100%
Total nonoperating expenses	(56,332)	(54,695)	(1,637)	3.0%

Income before income taxes and discontinued operations	49,514	34,444	15,070	43.8%
Income tax provision	(725)	(433)	(292)	67.4%
Income from continuing operations	48,789	34,011	14,778	43.5%

Discontinued operations:
Income attributable to discontinued operations	8,728	9,155	(427)	(4.7)%
Loss from early extinguishment of debt	(1,591)	—	(1,591)	(100.0)%
Gain from disposition of real estate	4,312	14,806	(10,494)	(70.9)%
Total discontinued operations	11,449	23,961	(12,512)	(52.2)%

Net income	60,238	57,972	2,266	3.9%
Net income attributable to noncontrolling interests	(3,602)	(1,343)	(2,259)	168.2%
Net income attributable to common shareholders	$56,636	$56,629	$7	0.0%

Same Store and New Property Operations

A reconciliation of our same store and new property operations to our consolidated statements of comprehensive income is set forth below.

	Same Store Properties (1)		New Properties (2)		Total - All Properties (1)
	Year Ended December 31,		Year Ended December 31,		Year Ended December 31,
	2012	2011	2012	2011	2012	2011
Number of properties	81	81	59	8	140	89
Number of beds	48,069	48,069	35,457	5,679	83,526	53,748

Revenues (3)	$318,812	$310,608	$105,210	$11,299	$424,022	$321,907
Operating expenses	149,805	147,250	50,321	6,773	200,126	154,023

(1)
Excludes one property classified as Held for Sale as of December 31, 2013 and six properties that were sold during 2013 that are included in discontinued operations on the accompanying consolidated statements of comprehensive income.

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

Same Store Properties. The increase in revenue from our same store properties was primarily due to an increase in average rental rates for the 2011/2012 and 2012/2013 academic years, offset by a slight decrease in average occupancy from 96.8% during the year ended December 31, 2011 to 96.4% during the year ended December 31, 2012. The increase in operating expenses for our same store properties was primarily due to inflationary increases in payroll and maintenance costs offset by a decrease in property taxes.

New Property Operations. Our new properties for the year ended December 31, 2012 consist of the following: (i) Campus Trails, a property that experienced significant property damage in April 2010 as a result of a fire in which 72 beds were destroyed and reopened for occupancy in August 2011; (ii) four owned development projects that opened for occupancy in August 2011; (iii) The Plaza on University (formerly referred to as University Shoppes - Orlando), acquired in July 2011 and currently undergoing redevelopment; (iv) Eagles Trail, acquired in September 2011, (v) U Club Townhomes on Woodward (formerly referred to as Studio Green), acquired in November 2011 and currently being redeveloped into a 448-bed townhome community scheduled to open for occupancy in August 2013; (vi) 26 West and The Varsity, both acquired in December 2011, (vii) University Heights- Knoxville, acquired from Fund II in January 2012, (viii) Avalon Heights, acquired in May 2012, (ix) University Commons, acquired in June 2012, (x) The Block, acquired in August 2012, (xi) The Retreat, acquired in September 2012, (xii) 11 owned development projects that opened for occupancy in August and September 2012 (xiii) a 15-property student housing portfolio acquired in September 2012, (xiv) a 19-property student housing portfolio acquired in November 2012, and (xv) University Edge, a property previously subject to a pre-sale agreement that we acquired in December 2012.

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

General and Administrative

General and administrative expenses increased by approximately $10.2 million, from $12.8 million during the year ended December 31, 2011 to $23.0 million for the year ended December 31, 2012. This increase was primarily a result of $7.5 million of acquisition-related costs such as broker fees, due diligence costs and legal and accounting fees incurred in 2012 in connection with our purchase of the Campus Acquisitions Portfolio in September 2012 and the Kayne Anderson Portfolio in November 2012. The remaining increase is a result of additional salary and benefits expense, public company costs and other general inflationary factors experienced during 2012.

Depreciation and Amortization

Depreciation and amortization increased by approximately $29.7 million, from $80.8 million during the year ended December 31, 2011 to $110.5 million for the year ended December 31, 2012. This increase was a result of the following items: (i) additional depreciation and amortization expense of approximately $22.4 million recorded during the year ended December 31, 2012 related to properties acquired during 2011 and 2012, (ii) the completion of construction and opening of 11 owned development properties in August and September 2012, which contributed an additional $6.6 million of depreciation expense during 2012, and (iii) the completion of construction and opening of four owned development properties in August 2011, which contributed an additional $2.5 million of depreciation expense during 2012. These increases were offset by a decrease in the amortization of in-place leases of approximately $3.0 million related to 14 properties purchased from joint ventures with Fidelity in 2010. The value assigned to in-place leases upon acquisition of these properties was fully amortized by the end of 2011.

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

Interest Expense

Interest expense increased by approximately $4.9 million, from $49.6 million during the year ended December 31, 2011 to $54.5 million for the year ended December 31, 2012. We experienced an increase in interest expense of approximately $6.7 million on our corporate-level debt related to an additional borrowing of $150 million in January 2012 under our unsecured term loan, as well as increased borrowings under our revolving credit facility. We also incurred additional interest expense of approximately $4.1 million during 2012 related to loans assumed in connection with 2012 property acquisitions. Lastly, we incurred additional interest expense of approximately $0.7 million during 2012 from construction loans used to partially finance the construction of three owned development projects which opened for occupancy in August and September 2012. These increases were offset by a decrease of approximately $3.8 million during 2012 as compared to the prior year as a result of mortgage and construction loans paid off during 2011 and 2012. In addition, interest expense decreased as a result of an increase in capitalized interest of approximately $2.0 million during 2012 as compared to the prior year due to the timing and volume of construction activities on our owned development projects during the respective periods.

Amortization of Deferred Financing Costs

Amortization of deferred financing costs decreased approximately $0.6 million, from $5.0 million during the year ended December 31, 2011 to $4.4 million for the year ended December 31, 2012. This decrease was primarily a result of mortgage and construction debt paid off during 2011 and 2012.

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

Discontinued Operations

Discontinued operations on the accompanying consolidated statements of comprehensive income includes the following wholly-owned properties: (i) Hawks Landing, a wholly-owned property that was classified as Held for Sale as of December 31, 2013, (ii) University Mills, sold in November 2013 for a sales price of $14.5 million, (iii) Campus Ridge, sold in October 2013 for a sales price of $12.3 million, (iv) State College Park, University Pines, The Village at Blacksburg and Northgate Lakes, wholly-owned properties sold in July 2013 for a combined sales price of $157.4 million, (v) Brookstone Village and Campus Walk, wholly-owned properties sold in December 2012 for a combined sales price of $26.6 million, and (vi) Pirates Cove, sold in April 2012 for a sales price of $27.5 million. Refer to Note 6 in the accompanying Notes to Consolidated Financial Statements contained in Item 8 for a table summarizing the results of operations of the properties classified within discontinued operations.

Liquidity and Capital Resources

Cash Balances and Cash Flows

As of December 31, 2013, excluding our on-campus participating properties, we had $63.2 million in cash and cash equivalents and restricted cash as compared to $46.9 million in cash and cash equivalents and restricted cash as of December 31, 2012.  Restricted cash primarily consists of escrow accounts held by lenders and resident security deposits, as required by law in certain states, and funds held in escrow in connection with potential acquisition and development opportunities.  The following discussion relates to changes in cash due to operating, investing and financing activities, which are presented in our consolidated statements of cash flows included in Item 8.

Operating Activities: For the year ended December 31, 2013, net cash provided by operating activities was approximately $246.7 million, as compared to approximately $195.1 million for the year ended December 31, 2012, an increase of approximately $51.6 million.  This increase in cash provided by operating activities was primarily due to operating cash flows provided from the timing of the acquisition of 46 properties and an additional phase at an existing property in 2012 and 2013 and the completion of construction and opening of 11 owned development projects in August and September 2012 and seven owned development projects in August and September 2013.

Investing Activities: Investing activities utilized approximately $510.0 million and $1,447.6 million for the years ended December 31, 2013 and 2012, respectively.  The $937.6 million decrease in cash utilized in investing activities was primarily a result of the following: (i) an $875.4 million decrease in cash paid to acquire properties and undeveloped land as we acquired six wholly-owned properties and an additional phase at an existing wholly-owned property during the year ended December 31, 2013 compared to 40 properties during the year ended December 31, 2012; (ii) a $139.1 million increase in proceeds received from the disposition of real estate, as six wholly-owned properties were sold during the year ended December 31, 2013 as compared to three wholly-owned properties during the year ended December 31, 2012; and (iii) a $41.3 million decrease in cash used to fund the construction of our wholly-owned development properties, as 19 wholly-owned properties were under construction during the year ended December 31, 2012, of which 11 completed construction in August and September 2012, as compared to 14 wholly-owned properties that were under construction during the year ended December 31, 2013, of which seven completed construction in August and September 2013.  These decreases were offset by (i) the purchase of $49.2 million in loans receivable secured by a lien on, and the cash flows from, two student housing properties in close proximity to the University of Central Florida; (ii) a $37.2 million increase in cash used to fund capital expenditures at our wholly-owned properties, as we began or continued renovations at several properties acquired in 2012; (iii) a $6.8 million increase in mezzanine financing provided to third-party developers during the comparable periods; (iv) the repayment of a $4.0 million mezzanine loan by a third-party developer during the year ended December 31, 2012; and (v) $15.5 million in cash used during the year ended December 31, 2013 to fund the construction of an on-campus participating property located in Morgantown, West Virginia, scheduled to open for occupancy in August 2014.

Financing Activities: Cash provided by financing activities totaled approximately $280.6 million and $1,251.5 million for the years ended December 31, 2013 and 2012, respectively.  The $970.9 million decrease in cash provided by financing activities was primarily a result of the following: (i) a $1,335.4 million decrease in net proceeds raised through the issuance of common stock; (ii) a $96.6 million decrease in proceeds (net of pay downs) received from our revolving credit facilities; (iii) a $59.6 million decrease in construction loan proceeds as the development and construction of one on-campus participating property was financed with a construction loan during the year ended December 31, 2013 as compared to three wholly-owned properties during the year ended December 31, 2012; and (iv) a $31.9 million increase in distributions to stockholders during the year ended December 31, 2013, as a result of the issuance of common stock in connection with our July 2012 and October 2012 equity offerings and the issuance of stock in 2012 in connection with our ATM Equity Programs. These decreases were primarily offset by (i) an offering of senior unsecured notes with net proceeds of $398.6 million which closed on April 2, 2013; (ii) a $100 million increase in proceeds from unsecured term loans as we borrowed $250 million under the Term Loan II Facility in December 2013 as compared to $150 million under the Term Loan I Facility in January 2012; and (iii) a $55.5 million decrease in cash used to pay off maturing mortgage and construction debt.

Liquidity Needs, Sources and Uses of Capital

As of December 31, 2013, our short-term liquidity needs included, but were not limited to, the following: (i) anticipated distribution payments to our common and restricted stockholders totaling approximately $151.8 million based on an assumed annual cash distribution of $1.44 per share based on the number of our shares outstanding as of December 31, 2013, (ii) anticipated distribution payments to our Operating Partnership unitholders totaling approximately $1.9 million based on an assumed annual distribution of $1.44 per common unit and a cumulative preferential per annum cash distribution rate of 5.99% on our Series A preferred units based on the number of units outstanding as of December 31, 2013, (iii) pay-off of approximately $178.4 million of fixed-rate mortgage debt and $44.6 million of variable-rate construction debt scheduled to mature during the next 12 months, (iv) pay down outstanding borrowings of $87.8 million under our secured agency facility scheduled to mature in September 2014, (v) estimated development costs over the next 12 months totaling approximately $262.3 million for our wholly-owned properties currently under construction, (vi) funds for other development projects scheduled to commence construction during the next 12 months, and (vii) potential future property acquisitions, including mezzanine financed developments.

We expect to meet our short-term liquidity requirements by (i) borrowing under our existing credit facilities discussed below, (ii) accessing the unsecured bond market, (iii) exercising debt extension options to the extent they are available, (iv) issuing securities, including common stock, under our $500 million at-the-market share offering program (“ATM Equity Program”) discussed below, (v) potentially disposing of properties depending on market conditions, and (vi) utilizing net cash provided by operations.

We may seek additional funds to undertake initiatives not contemplated by our business plan or obtain additional cushion against possible shortfalls.  We also may pursue additional financing as opportunities arise.  Future financings may include a range of different sizes or types of financing, including the incurrence of additional secured debt and the sale of additional debt or equity securities.  These funds may not be available on favorable terms or at all.  Our ability to obtain additional financing depends on several factors, including future market conditions, our success or lack of success in penetrating our markets, our future creditworthiness, and restrictions contained in agreements with our investors or lenders, including the restrictions contained in the agreements governing our revolving credit facilities, term loans and unsecured notes.  These financings could increase our level of indebtedness or result in dilution to our equity holders.

ATM Equity Programs

As discussed in more detail in Note 12 in the accompanying Notes to Consolidated Financial Statements contained in Item 8, during the year ended December 31, 2013, we established a new ATM Equity Program under which we may sell shares of our common stock into the existing trading market at current market prices with an aggregate offering price of up to $500 million.  We did not sell any shares under the ATM Equity program during the year ended December 31, 2013.

Senior Unsecured Notes

As discussed in more detail in Note 11 in the accompanying Notes to Consolidated Financial Statements contained in Item 8, in April 2013 we issued $400 million of 10-year senior unsecured notes at 99.659 percent of par value with a coupon of 3.75 percent and a yield of 3.791 percent. Net proceeds from the sale of the unsecured notes totaled approximately $394.4 million after deducting the underwriting discount and estimated offering expenses and we used $321.0 million of the proceeds to pay down the outstanding balance on our revolving credit facility in full. The terms of the unsecured notes include certain financial covenants that require the Operating Partnership to limit the amount of total debt and secured debt as a percentage of total asset value, as defined. In addition, the Operating Partnership must maintain a minimum ratio of unencumbered asset value to unsecured debt, as well as a minimum interest coverage level. As of December 31, 2013, we were in compliance with all such covenants.

Unsecured Credit Facility

As discussed in more detail in Note 11 in the accompanying Notes to Consolidated Financial Statements contained in Item 8, in December 2013, we entered into a Fourth Amended and Restated Credit Agreement (the "Agreement"), whereby we increased our aggregate unsecured credit facility to $1.1 billion. Pursuant to the Agreement, we borrowed $250 million under a new term loan facility (the "Term Loan II Facility"), increased the size and extended the maturity date on our existing revolving credit facility and lowered the interest rate spreads for our existing $350 million term loan (the "Term Loan I Facility") and revolving credit facility, to reflect current market terms.

As of December 31, 2013, the balance outstanding on our revolving credit facility totaled $150.7 million, bearing interest at a weighted average annual rate of 1.72%, and availability under the revolving credit facility totaled $349.3 million.  The terms of the Unsecured Credit Facility include certain restrictions and covenants, as discussed more fully in Note 11 in the accompanying Notes to Consolidated Financial Statements contained in Item 8, including covenants that restrict the amount of distributions that we can pay.  As of December 31, 2013, we were in compliance with all such covenants.

Secured Agency Facility

As discussed in more detail in Note 11 in the accompanying Notes to Consolidated Financial Statements contained in Item 8, we also have a $125 million secured revolving credit facility with a Freddie Mac lender.  As of December 31, 2013, the balance outstanding on the facility totaled $87.8 million, bearing interest at a weighted average annual rate of 2.20%.  The secured agency facility includes some, but not all, of the same financial covenants as the Credit Facility, as described above.  As of December 31, 2013, we were in compliance with all such covenants.

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

On January 28, 2014, we declared a fourth quarter 2013 distribution per share of $0.36, which was paid on February 21, 2014 to all common stockholders of record as of February 10, 2014.  At the same time, the Operating Partnership paid an equivalent amount per unit to holders of Common Units, as well as the quarterly cumulative preferential distribution to holders of Series A Preferred Units.

Capital Expenditures

We distinguish between the following four categories of capital expenditures:

Recurring capital expenditures represent additions that are recurring in nature to maintain a property’s income, value, and competitive position within the market.  Recurring capital expenditures typically include, but are not limited to, appliances, furnishings, carpeting and flooring, HVAC equipment and kitchen/bath cabinets.  Maintenance and repair costs incurred during our annual turn process due to normal wear and tear by residents are expensed as incurred.

Acquisition-related capital expenditures represent additions identified upon acquiring a property and are considered part of the initial investment. These expenditures are intended to position the property to be consistent with our physical standards and are usually incurred within the first two and occasionally the third year after acquisition.

Renovations and strategic repositioning capital expenditures are incurred to enhance the economic value and return of the property.

Non-recurring and other capital expenditures represent the addition of features or amenities that did not exist at the property but were deemed necessary to remain competitive within a specific market. This category also includes capital expenditures at properties that were sold during the year as well as items considered extraordinary in nature.

Additionally, we are required by certain of our lenders to contribute amounts to reserves for capital repairs and improvements at our mortgaged properties, which may exceed the amount of capital expenditures actually incurred by us during those periods.

Our historical capital expenditures at our wholly-owned properties are set forth below:

	As of and for the Year Ended December 31,
	2013	2012	2011
Recurring capital expenditures	$18,364	$13,510	$11,101
Acquisition-related	42,767	14,447	10,259
Renovations and strategic repositioning	4,124	2,589	1,391
Non-recurring and other	3,373	907	1,817
Total	68,628	31,453	24,568

Average beds	86,678	66,555	56,418
Average recurring capital expenditures per bed	$212	$203	$197

Pre-Development Expenditures

Our third-party and owned development activities have historically required us to fund pre-development expenditures such as architectural fees, permits and deposits.  The closing and/or commencement of construction of these development projects is subject to a number of risks such as our inability to obtain financing on favorable terms and delays or refusals in obtaining necessary zoning, land use, building, and other required governmental permits and authorizations  As such, we cannot always predict accurately the liquidity needs of these activities.  We frequently incur these pre-development expenditures before a financing commitment and/or required permits and authorizations have been obtained.  Accordingly, we bear the risk of the loss of these pre-development expenditures if financing cannot ultimately be arranged on acceptable terms or we are unable to successfully obtain the required permits and authorizations.  Historically, our third-party and owned development projects have been successfully structured and financed; however, these developments have at times been delayed beyond the period initially scheduled, causing revenue to be recognized in later periods.  As of December 31, 2013, we have deferred approximately $2.3 million in pre-development costs related to third-party and owned development projects that have not yet commenced construction.

Indebtedness

As of December 31, 2013, we had approximately $2,671.8 million of outstanding consolidated indebtedness (excluding net unamortized mortgage debt premiums and debt discounts of approximately $74.6 million and $2.0 million, respectively), comprised of $398.7 million of 10-year unsecured notes (net of original issue discount), a $600.0 million balance on our unsecured term loans, a $150.7 million balance on our unsecured revolving credit facility, an $87.8 million balance on our secured agency facility, $1,345.0 million in mortgage and construction loans secured by our wholly-owned properties, a $31.4 million balance in mortgage loans secured by two phases of an on-campus participating property, $42.4 million in bond issuances secured by three of our on-campus participating properties and a $15.8 million balance on a construction loan used to finance the development of an on-campus participating property which is scheduled to be completed in August 2014.  The weighted average interest rate on our consolidated indebtedness as of December 31, 2013 was 4.01% per annum.  As of December 31, 2013, approximately 19.9% of our total consolidated indebtedness was variable rate debt, comprised of our secured agency facility, unsecured revolving credit facility, Term Loan Facility II and one of our construction loans discussed below.

Wholly-Owned Properties

Mortgage debt: The weighted average interest rate of the $1,300.4 million of wholly-owned mortgage debt was 5.28% per annum as of December 31, 2013.  Each of the mortgage loans is a non-recourse obligation subject to customary exceptions.  The loans generally may not be prepaid prior to maturity; in certain cases prepayment is allowed, subject to prepayment penalties.

Construction loan: The development and construction of two on-campus ACE properties (The Suites and Hilltop Townhomes), were partially financed on a combined basis with a $45.4 million construction loan.  We have the option of choosing the Prime rate or one-, two-, three-, or six-month LIBOR plus 1.45%.  The loan requires payments of interest only during the term of the loan and any accrued interest and outstanding borrowings become due on the maturity date of May 16, 2014.  The term of the loan can be extended through May 2016 through the exercise of two 12-month extension options.  As of December 31, 2013, the balance outstanding on the construction loan totaled $44.6 million, bearing interest at a weighted average rate per annum of 1.62%.

On-Campus Participating Properties

Bonds:  As discussed in Note 11 in the accompanying Notes to Consolidated Financial Statements contained in Item 8, three of our on-campus participating properties are 100% financed with project-based taxable bonds.  As of December 31, 2013, the bonds carry a balance of $42.4 million and bear interest at a weighted average rate per annum of 7.55%.  The loans encumbering the leasehold interests are non-recourse, subject to customary exceptions.

Mortgage loans:  The Cullen Oaks Phase I and Phase II on-campus participating properties are currently encumbered by mortgage loans with balances as of December 31, 2013 of approximately $15.6 million and $15.8 million, respectively.  The loans mature in February 2014 and bear interest at a rate of LIBOR plus 1.35%.  In connection with these loans, we entered into an interest rate swap agreement effective February 15, 2007 through February 15, 2014, that is designated to hedge our exposure to fluctuations on interest payments attributed to changes in interest rates associated with payments on the loans.  Under the terms of the interest rate swap agreement, we pay a fixed rate of 6.69% per annum and receive a floating rate of LIBOR plus 1.35%.  We have guaranteed payment of a portion of this property’s indebtedness. As discussed in more detail in Note 20 in the accompanying Notes to Consolidated Financial Statements contained in Item 8, we extended the maturity date of these mortgage loans to February 15, 2021 and entered into two new interest rate swap contracts.

Construction loan: The development and construction of an on-campus participating property located in Morgantown, West Virginia, which is scheduled to complete construction and open for occupancy in August 2014, is financed with a $44.2 million construction loan which has an outstanding balance of $15.8 million as of December 31, 2013. The loan matures in July 2045, bears interest at a rate of 3.85% per annum for the first five years and one-month LIBOR plus 2.5% for the remaining term of the loan. The loan requires payments of interest only during the first two years and principal and interest payments beginning in August 2015.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2013:

	Total	2014	2015	2016	2017	2018	Thereafter
Long-term debt (1) (2)	$3,206,877	$424,213	$314,929	$292,867	$535,676	$370,619	$1,268,573
Development projects (3)	367,771	290,339	77,432	—	—	—	—
Operating leases (4)	274,144	6,644	6,587	7,122	6,970	6,917	239,904
Renovation and capital improvements project (5)	27,514	7,842	19,672	—	—	—	—
Pre-sale contract (6)	23,550	23,550	—	—	—	—	—
	$3,899,856	$752,588	$418,620	$299,989	$542,646	$377,536	$1,508,477

(1)
Long-term debt obligations reflect the payment of both principal and interest.  For long-term obligations with a variable interest rate, the rate in effect at December 31, 2013 was assumed to remain constant over all periods presented.

(2)
Assumes we do not exercise extension options available to us on our unsecured credit facility, which is more fully discussed in Note 11 in the accompanying Notes to Consolidated Financial Statements contained in Item 8, and our construction loans, which are discussed in Liquidity and Capital Resources contained in Item 7 herein.

(3)
Consists of the completion costs related to seven owned development projects and one on-campus participating development project which will be funded entirely by us and are scheduled to be completed between August 2014 and September 2015.  We have entered into contracts with general contractors for certain phases of the construction of these projects.  However, these contracts do not generally cover all of the costs that are necessary to place these properties into service, including the cost of furniture and marketing and leasing costs.  The unfunded commitments presented include all such costs, not only those costs that we are obligated to fund under the construction contracts. The 2014 contractual obligation amount includes approximately $28.1 million of completion costs for our West Virginia University project which is financed entirely with a construction loan.

(4)
Includes minimum annual lease payments under ground/facility lease agreements entered into with university systems and other third parties as well as other operating leases related to corporate office space and equipment.  Refer to Note 16 in the accompanying Notes to Consolidated Financial Statements contained in Item 8 for a more detailed discussion of our operating leases.

(5)
In August 2013, we conveyed fee interest in a parcel of land on which one of our student housing properties resides, to Drexel University (the "University") and concurrently entered into a ground lease agreement with the University. As part of the ground lease agreement, we committed to spend a minimum of $22.3 million in renovations and capital improvements over a five year period. The contractual obligation amount is based on our current scope of work and construction schedule.

(6)
In July 2013, we entered into a purchase and contribution agreement with a private developer whereby we are obligated to purchase a student housing property located in Knoxville, Tennessee as long as the developer meets certain construction completion deadlines and other closing conditions.  The development of the property (University Walk) is anticipated to be completed in August 2014 and will serve students attending the University of Tennessee.  The contractual obligation amount represents the purchase price of $30.0 million, plus elected purchaser upgrades, less the mezzanine loan amount of approximately $8.8 million that we previously funded to the developer in July 2013.

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

The following table presents a reconciliation of our net income attributable to common shareholders to FFO and FFOM:

	Year Ended December 31,
	2013	2012	2011
Net income attributable to common shareholders	$104,644	$56,636	$56,629
Noncontrolling interests (1)	1,756	1,205	1,343
Gain from disposition of real estate	(55,263)	(4,312)	(14,806)
(Income) loss from unconsolidated joint ventures	—	(444)	641
FFO from unconsolidated joint ventures (2)	—	429	(576)
Real estate related depreciation and amortization	185,640	114,841	87,951
Elimination of provision for asset impairment – wholly-owned properties (3)	—	—	559
Elimination of provision for asset impairment – unconsolidated joint ventures (4)	—	—	546
Funds from operations (“FFO”)	236,777	168,355	132,287

Elimination of operations of on-campus participating properties and unconsolidated joint venture:
Net income from on-campus participating properties	(3,222)	(3,238)	(3,074)
Amortization of investment in on-campus participating properties	(4,756)	(4,644)	(4,468)
	228,799	160,473	124,745
Modifications to reflect operational performance of on-campus participating properties:
Our share of net cash flow (5)	2,207	2,065	2,190
Management fees	1,201	1,188	1,144
On-campus participating properties development fees (6)	1,304	—	—
Impact of on-campus participating properties	4,712	3,253	3,334
Non-cash litigation settlement expense (7)	2,800	—	—
Elimination of loss from early extinguishment of debt (8)	332	1,591	—
Elimination of gain on debt restructuring – unconsolidated joint venture (9)	—	(424)	—
Loss on remeasurement of equity method investments (10)	—	122	—
Funds from operations – modified (“FFOM”)	$236,643	$165,015	$128,079

FFO per share – diluted	$2.22	$1.95	$1.87

FFOM per share – diluted	$2.22	$1.91	$1.81

Weighted average common shares outstanding - diluted	106,654,933	86,375,470	70,834,789

(1)
Excludes $0.8 million and $1.4 million for the years ended December 31, 2013 and 2012, respectively, of income attributable to the noncontrolling partner in The Varsity, a property purchased in December 2011 from a seller that retained a 20.5% noncontrolling interest in the property. Effective July 1, 2013, the company acquired the noncontrolling partner’s interest and now owns 100% of the property. Also excludes $1.0 million for the year ended December 31, 2012, of income attributable to the seller of University Edge, a property subject to a pre-sale arrangement that was consolidated for financial reporting purposes prior to our purchase of the property in December 2012.

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

(6)
Represents development and construction management fees related to the West Virginia University on-campus participating property, which is currently under construction and scheduled for completion in August 2014. Although the company is including this project in its consolidated financial statements for accounting purposes, similar to our other on-campus participating properties, we view the economic benefit of such properties as limited to the development/construction management fees, property management fees and the 50% share of net cash flow that we receive. As such, for purposes of calculating FFOM, we are recognizing the fees received for this project similar to other third-party development projects.

(7)
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

(8)
Represents losses associated with the early pay-off of mortgage loans for University Mills in connection with the sale of the property in November 2013 and Brookstone Village and Campus Walk in connection with the sale of those properties in October 2012. Such costs are excluded from gains from disposition of real estate reported in accordance with GAAP. However, we view the losses from early extinguishment of debt associated with the sales of real estate as an incremental cost of the sale transactions because we extinguished the debt in connection with the consummation of the sale transactions and we had no intent to extinguish the debt absent such transactions. We believe that adjusting FFO to exclude these losses more appropriately reflects the results of our operations exclusive of the impact of our disposition transactions.

(9)
In connection with our purchase of University Heights from Fund II (see Note 2), Fund II negotiated a Settlement Agreement with the lender of the property’s mortgage loan whereby the lender agreed to accept a discounted amount that was less than the original principal amount of the loan as payment in full. Accordingly, Fund II recorded a gain on debt restructuring to reflect the discounted payoff. Our 10% share of such gain is reflected above as an adjustment to FFOM.

(10)
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

The table below provides information about our assets and our liabilities sensitive to changes in interest rates as of December 31, 2013 and 2012:

	December 31, 2013				December 31, 2012
	Amount (in 000s)	Weighted Average Maturity (in years)	Weighted Average Interest Rate	% of Total	Amount (in 000s)	Weighted Average Maturity (in years)	Weighted Average Interest Rate	% of Total
Fixed rate debt (1)	$2,140,024	5.3	4.57%	80.1%	$1,715,165	4.7	4.98%	80.4%
Variable rate debt	$533,088	3.7	1.77%	19.9%	$419,355	2.5	2.13%	19.6%

(1)
Includes a $350 million outstanding balance on one of our unsecured term loans as of December 31, 2013 and 2012 and mortgage loans with an outstanding balance totaling $101.4 million and $31.8 million as of December 31, 2013 and 2012, respectively, which are effectively fixed by the use of interest rate swaps.

For fixed rate debt, interest rate changes affect the fair market value but do not impact net income attributable to common shareholders or cash flows.  Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact net income attributable to common shareholders and cash flows, assuming other factors are held constant.  Holding other variables constant (such as debt levels), a one percentage point variance in interest rates (100 basis points) would change the unrealized fair market value of the fixed rate debt by approximately $101.7 million.  The net income attributable to common shareholders and cash flow impact on the next year resulting from a one percentage point variance in interest rates on floating rate debt, excluding debt effectively fixed by interest rate swap agreements, would be approximately $4.8 million, holding all other variables constant.

As of December 31, 2013, the effect of our hedge agreements was to fix the interest rate on approximately $451.4 million of our variable rate debt.  Had the hedge agreements not been in place during 2013, our annual interest costs would have been approximately $4.3 million lower, based on balances and reported interest rates through the year as the variable interest rates were less than the effective interest rates on the associated hedge agreements.  Additionally, if the variable interest rates on this debt had been 100 basis points higher through 2013 and the hedge agreements not been in place, our annual interest costs would have been approximately $4.0 million higher.  Derivative financial instruments expose us to credit risk in the event of non-performance by the counterparties under the terms of the interest rate hedge agreements.  We believe we minimize our credit risk on these transactions by dealing with major, credit worthy financial institutions.  As part of our on-going control procedures, we monitor the credit ratings of counterparties and our exposure to any single entity, thus minimizing credit risk concentration.  We believe the likelihood of realized losses from counterparty non-performance is remote.

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

Our management conducted the required assessment of the effectiveness of our internal control over financial reporting as of December 31, 2013.  Based upon this assessment, our management believes that our internal control over financial reporting is effective as of December 31, 2013.  Ernst & Young LLP, an independent registered public accounting firm, has issued an attestation report regarding the effectiveness of our internal control over financial reporting, which is included herein.

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

The Operating Partnership conducted the required assessment of the effectiveness of its internal control over financial reporting as of December 31, 2013.  Based upon this assessment, our management believes that our internal control over financial reporting is effective as of December 31, 2013.  Ernst & Young LLP, an independent registered public accounting firm, has issued an attestation report regarding the effectiveness of the Operating Partnership’s internal control over financial reporting, which is included herein.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Information with respect to this Item 10 is incorporated by reference from our Proxy Statement, which we intend to file on or before March 31, 2014 in connection with the Annual Meeting of Stockholders to be held May 1, 2014.

Item 11.  Executive Compensation

Information with respect to this Item 11 is incorporated by reference from our Proxy Statement, which we intend to file on or before March 31, 2014 in connection with the Annual Meeting of Stockholders to be held May 1, 2014.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information pertaining to security ownership of management and certain beneficial owners of the Company’s common stock with respect to this Item 12 is incorporated by reference from our Proxy Statement, which we intend to file on or before March 31, 2014 in connection with the Annual Meeting of Stockholders to be held May 1, 2014, to the extent not set forth below.

The Company maintains the American Campus Communities, Inc. 2010 Incentive Award Plan (the “2010 Plan”), as discussed in more detail in Note 13 in the accompanying Notes to Consolidated Financial Statements in Item 8.  As of December 31, 2013, the total units and shares issued under the 2010 Plan were as follows:

	# of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	# of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders	717,617	(1)	$0	1,295,625
Equity Compensation Plans Not Approved by Security Holders	n/a		n/a	n/a

(1)	Consists of restricted stock awards granted to executive officers and certain employees and common units of limited partnership interest in the Operating Partnership.

Item 13.  Certain Relationships, Related Transactions and Director Independence

Information with respect to this Item 13 is incorporated by reference from our Proxy Statement, which we intend to file on or before March 31, 2014 in connection with the Annual Meeting of Stockholders to be held May 1, 2014.

Item 14.  Principal Accountant Fees and Services

Information with respect to this Item 14 is incorporated by reference from our Proxy Statement, which we intend to file on or before March 31, 2014 in connection with the Annual Meeting of Stockholders to be held May 1, 2014.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)  Financial Statements

The following consolidated financial information is included as a separate section of this Annual Report on Form 10-K:

Page No.
Report of Independent Registered Public Accounting Firm (American Campus Communities, Inc.)	F-1
Report of Independent Registered Public Accounting Firm (American Campus Communities Operating Partnership, L.P.)	F-2
Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting (American Campus Communities, Inc.)	F-3
Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting (American Campus Communities Operating Partnership, L.P.)	F-4
Consolidated Financial Statements of American Campus Communities, Inc. and Subsidiaries
Consolidated Balance Sheets as of December 31, 2013 and 2012	F-5
Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011	F-6
Consolidated Statements of Changes in Equity for the years ended December 31, 2013, 2012 and 2011	F-7
Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011	F-8
Consolidated Financial Statements of American Campus Communities Operating Partnership, L.P. and Subsidiaries
Consolidated Balance Sheets as of December 31, 2013 and 2012	F-9
Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011	F-10
Consolidated Statements of Changes in Capital for the years ended December 31, 2013, 2012 and 2011	F-11
Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011	F-12
Notes to Consolidated Financial Statements of American Campus Communities, Inc. and Subsidiaries and American Campus Communities Operating Partnership, L.P. and Subsidiaries	F-13

(b)  Exhibits

Exhibit Number	Description of Document

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

3.3
Amendment to Bylaws of American Campus Communities, Inc. Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) and American Campus Communities Operating Partnership LP (File No. 333-181102-01) filed on February 24, 2014.

4.1
Form of Certificate for Common Stock of American Campus Communities, Inc.  Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-11 (Registration No. 333-114813) of American Campus Communities, Inc.

4.2
Indenture, dated as of April 2, 2013, among American Campus Communities Operating Partnership LP, as issuer, American Campus Communities, Inc., as guarantor, and U.S. Bank National Association, as trustee. Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) and American Campus Communities Operating Partnership LP (File No. 333-181102-01) filed on April 3, 2013.

4.3
First Supplemental Indenture, dated as of April 2, 2013, among American Campus Communities Operating Partnership LP, as issuer, American Campus Communities, Inc., as guarantor, and U.S. Bank National Association, as trustee. Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) and American Campus Communities Operating Partnership LP (File No. 333-181102-01) filed on April 3, 2013.

4.4
Form of American Campus Communities Operating Partnership LP 3.750% Senior Notes due 2023. Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) and American Campus Communities Operating Partnership LP (File No. 333-181102-01) filed on April 3, 2013.

4.5
Form of Guarantee of American Campus Communities, Inc. of Senior Debt Securities. Incorporated by reference to Exhibit 4.4 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) and American Campus Communities Operating Partnership LP (File No. 333-181102-01) filed on April 3, 2013.

4.6
Form of Registration Rights and Lock-Up Agreement, dated as of March 1, 2006, between American Campus Communities, Inc. and each of the persons who are signatory thereto. Incorporated by reference to Exhibit 99.3 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) filed on March 7, 2006.

4.7
Form of Registration Rights and Lock-Up Agreement, dated as of September 14, 2012, between American Campus Communities, Inc., American Campus Communities Operating Partnership, L.P. and each of the persons who are signatories thereto. Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q of American Campus Communities, Inc. (File No. 001-32265) and American Campus Communities Operating Partnership LP (File No. 333-181102-01) for the quarter ended September 30, 2012.

4.8
Letter Agreement Regarding Issuance of OP Units, dated September 26, 2013, between Hallmark Student Housing Lexington, LLC, on one hand, and ACC OP (Lexington) LLC and American Campus Communities Operating Partnership, L.P., on the other hand. Incorporated by reference to Exhibit 4.1 to Quarterly Report on Form 10-Q of American Campus Communities, Inc. (File No. 001-32265) and American Campus Communities Operating Partnership LP (File No. 333-181102-01) for the quarter ended September 30, 2013.

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

10.17
Third Amendment to Employment Agreement, dated as of December 2, 2013, between James C. Hopke, Jr. and American Campus Communities, Inc. Incorporated by reference to Exhibit 99.4 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) and American Campus Communities Operating Partnership LP (File No. 333-181102-01) filed on December 5, 2013.

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

10.23
Employment Agreement, dated as of May 4, 2011, between William W. Talbot and American Campus Communities, Inc. Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) and American Campus Communities Operating Partnership LP (File No. 333-181102-01) filed on March 21, 2013.

10.24
First Amendment to Employment Agreement, dated as of November 2, 2012, between William W. Talbot and American Campus Communities, Inc. Incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) and American Campus Communities Operating Partnership LP (File No. 333-181102-01) filed on March 21, 2013

10.25
Form of Confidentiality and Noncompetition Agreement. Incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-11 (Registration No. 333-114813) of American Campus Communities, Inc.

10.26
Fourth Amended and Restated Credit Agreement dated as of December 18, 2013 among American Campus Communities Operating Partnership LP, as Borrower; American Campus Communities, Inc., as Parent Guarantor; any Additional Guarantors (as defined therein) acceding thereto pursuant to Section 7.05 thereof; the banks, financial institutions and other institutional lenders listed on the signature pages thereof as the Initial Lenders; KeyBank National Association, as the initial issuer of Letters of Credit; the Swing Line Bank (as defined therein), KeyBank National Association, as Administrative Agent; JPMorgan Chase Bank, N.A., as Syndication Agent; and KeyBanc Capital Markets Inc. and J.P. Morgan Securities LLC, as Joint Lead Arrangers Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) and American Campus Communities Operating Partnership LP (File No. 333-181102-01) filed on December 24, 2013.

10.27
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

10.28
Equity Distribution Agreement, dated March 8, 2013, between American Campus Communities, Inc., American Campus Communities Operating Partnership LP and American Campus Communities Holdings LLC, on one hand, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, on the other hand. Incorporated by reference to Exhibit 1.1 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) and American Campus Communities Operating Partnership LP (File No. 333-181102-01) filed on March 11, 2013.

10.29
Equity Distribution Agreement, dated March 8, 2013, between American Campus Communities, Inc., American Campus Communities Operating Partnership LP and American Campus Communities Holdings LLC, on one hand, and Deutsche Bank Securities Inc., on the other hand. Incorporated by reference to Exhibit 1.2 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) and American Campus Communities Operating Partnership LP (File No. 333-181102-01) filed on March 11, 2013.

10.30
Form of Equity Distribution Agreement, dated March 8, 2013, between American Campus Communities, Inc., American Campus Communities Operating Partnership LP and American Campus Communities Holdings LLC, on one hand, and J.P. Morgan Securities LLC, on the other hand. Incorporated by reference to Exhibit 1.3 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) and American Campus Communities Operating Partnership LP (File No. 333-181102-01) filed on March 11, 2013.

10.31
Equity Distribution Agreement, dated March 8, 2013, between American Campus Communities, Inc., American Campus Communities Operating Partnership LP and American Campus Communities Holdings LLC, on one hand, and KeyBanc Capital Markets Inc., on the other hand. Incorporated by reference to Exhibit 1.4 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) and American Campus Communities Operating Partnership LP (File No. 333-181102-01) filed on March 11, 2013.

10.32
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

10.33
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

10.35
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

12.1	Statement Regarding Computation of Ratios.

21.1	List of Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP - American Campus Communities, Inc.

23.2	Consent of Ernst & Young LLP - American Campus Communities Operating Partnership, L.P.

31.1	American Campus Communities, Inc. - Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	American Campus Communities, Inc. - Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	American Campus Communities Operating Partnership, L.P. - Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	American Campus Communities Operating Partnership, L.P. - Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	American Campus Communities, Inc. - Certification of Chief Executive Officer Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	American Campus Communities, Inc. - Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Dated:	March 3, 2014

AMERICAN CAMPUS COMMUNITIES, INC.

By:	/s/ William C. Bayless, Jr.

William C. Bayless, Jr. President and Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	March 3, 2014

AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P.
By: American Campus Communities Holdings, LLC, its general partner By: American Campus Communities, Inc., its sole member

By:	/s/ William C. Bayless, Jr.

William C. Bayless, Jr. President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ William C. Bayless, Jr.	President, Chief Executive Officer and Director (Principal Executive Officer)	March 3, 2014
William C. Bayless, Jr.

/s/ Jonathan A. Graf	Executive Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)	March 3, 2014
Jonathan A. Graf

/s/ R.D. Burck	Chairman of the Board of Directors	March 3, 2014
R.D. Burck

/s/ G. Steven Dawson	Director	March 3, 2014
G. Steven Dawson

/s/ Cydney Donnell	Director	March 3, 2014
Cydney Donnell

/s/ Edward Lowenthal	Director	March 3, 2014
Edward Lowenthal

/s/ Oliver Luck	Director	March 3, 2014
Oliver Luck

/s/ Winston W. Walker	Director	March 3, 2014
Winston W. Walker

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
American Campus Communities, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of American Campus Communities, Inc. and Subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Campus Communities, Inc. and Subsidiaries at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), American Campus Communities, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated March 3, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Austin, Texas
March 3, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Partners
American Campus Communities Operating Partnership, L.P. and Subsidiaries

We have audited the accompanying consolidated balance sheets of American Campus Communities Operating Partnership, L.P. and Subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of comprehensive income, changes in capital, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Campus Communities Operating Partnership, L.P. and Subsidiaries at December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), American Campus Communities Operating Partnership, L.P. and Subsidiaries’ internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated March 3, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Austin, Texas
March 3, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
American Campus Communities, Inc. and Subsidiaries

We have audited American Campus Communities, Inc. and Subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). American Campus Communities, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. In our opinion, American Campus Communities, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of American Campus Communities, Inc. and Subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2013 of American Campus Communities, Inc. and Subsidiaries and our report dated March 3, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Austin, Texas
March 3, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Partners
American Campus Communities Operating Partnership, L.P. and Subsidiaries

We have audited American Campus Communities Operating Partnership, L.P. and Subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). American Campus Communities Operating Partnership, L.P. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. In our opinion, American Campus Communities Operating Partnership, L.P. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of American Campus Communities Operating Partnership, L.P. and Subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of comprehensive income, changes in capital, and cash flows for each of the three years in the period ended December 31, 2013 of American Campus Communities Operating Partnership, L.P. and Subsidiaries and our report dated March 3, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Austin, Texas
March 3, 2014

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31, 2013	December 31, 2012
Assets

Investments in real estate:
Wholly-owned properties, net	$5,199,008	$4,871,376
Wholly-owned property held for sale	14,408	—
On-campus participating properties, net	73,456	57,346
Investments in real estate, net	5,286,872	4,928,722

Cash and cash equivalents	38,751	21,454
Restricted cash	35,451	36,790
Student contracts receivable, net	9,238	14,122
Other assets	227,728	117,874

Total assets	$5,598,040	$5,118,962

Liabilities and equity

Liabilities:
Secured mortgage, construction and bond debt	$1,507,216	$1,509,105
Secured agency facility	87,750	104,000
Unsecured notes	398,721	—
Unsecured term loans	600,000	350,000
Unsecured revolving credit facility	150,700	258,000
Accounts payable and accrued expenses	65,088	56,046
Other liabilities	110,036	107,223
Total liabilities	2,919,511	2,384,374

Commitments and contingencies (Note 17)

Redeemable noncontrolling interests	47,964	57,534

Equity:
American Campus Communities, Inc. stockholders’ equity: Common stock, $.01 par value, 800,000,000 shares authorized, 104,782,817 and 104,665,212 shares issued and outstanding at December 31, 2013 and 2012, respectively	1,043	1,043
Additional paid in capital	3,017,631	3,001,520
Accumulated earnings and dividends	(392,338)	(347,521)
Accumulated other comprehensive loss	(1,435)	(6,661)
Total American Campus Communities, Inc. stockholders’ equity	2,624,901	2,648,381
Noncontrolling interests – partially owned properties	5,664	28,673
Total equity	2,630,565	2,677,054

Total liabilities and equity	$5,598,040	$5,118,962

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except share and per share data)

	Year Ended December 31,
	2013	2012	2011
Revenues:
Wholly-owned properties	$618,503	$422,417	$320,554
On-campus participating properties	26,348	26,166	25,252
Third-party development services	2,483	8,574	7,497
Third-party management services	7,514	6,893	7,254
Resident services	2,614	1,605	1,353
Total revenues	657,462	465,655	361,910

Operating expenses:
Wholly-owned properties	296,794	200,126	154,023
On-campus participating properties	11,049	11,073	10,180
Third-party development and management services	10,810	10,898	11,368
General and administrative	16,666	22,965	12,752
Depreciation and amortization	184,988	110,499	80,840
Ground/facility leases	5,402	4,248	3,608
Total operating expenses	525,709	359,809	272,771

Operating income	131,753	105,846	89,139

Nonoperating income and (expenses):
Interest income	3,005	1,756	579
Interest expense	(78,028)	(54,518)	(49,601)
Amortization of deferred financing costs	(5,608)	(4,425)	(5,032)
Income (loss) from unconsolidated joint ventures	—	444	(641)
Other nonoperating (expense) income	(2,666)	411	—
Total nonoperating expenses	(83,297)	(56,332)	(54,695)

Income before income taxes and discontinued operations	48,456	49,514	34,444
Income tax provision	(1,020)	(725)	(433)
Income from continuing operations	47,436	48,789	34,011
Discontinued operations:
Income attributable to discontinued operations	4,824	8,728	9,155
Loss from early extinguishment of debt	(332)	(1,591)	—
Gain from disposition of real estate	55,263	4,312	14,806
Total discontinued operations	59,755	11,449	23,961
Net income	107,191	60,238	57,972
Net income attributable to noncontrolling interests
Redeemable noncontrolling interests	(1,359)	(847)	(930)
Partially owned properties	(1,188)	(2,755)	(413)
Net income attributable to noncontrolling interests	(2,547)	(3,602)	(1,343)
Net income attributable to common shareholders	104,644	56,636	56,629
Other comprehensive income (loss)
Change in fair value of interest rate swaps	5,226	(3,301)	2,143
Comprehensive income	$109,870	$53,335	$58,772
Income per share attributable to common shareholders – basic
Income from continuing operations per share	$0.43	$0.53	$0.47
Net income per share	$0.99	$0.66	$0.81
Income per share attributable to common shareholders – diluted
Income from continuing operations per share	$0.42	$0.52	$0.46
Net income per share	$0.98	$0.65	$0.80
Weighted-average common shares outstanding:
Basic	104,760,502	84,711,584	69,243,203
Diluted	105,382,320	85,309,451	69,807,394

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands, except share data)

	Common Shares	Par Value of Common Shares	Additional Paid in Capital	Accumulated Earnings and Dividends	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
Equity, December 31, 2010	66,875,663	$667	$1,468,179	$(249,381)	$(5,503)	$3,933	$1,217,895
Net proceeds from sale of common stock	5,716,760	57	204,968	—	—	—	205,025
Adjustments to reflect redeemable noncontrolling interests at fair value	—	—	(9,876)	—	—	—	(9,876)
Amortization of restricted stock awards	—	—	4,252	—	—	—	4,252
Vesting of restricted stock awards and restricted stock units	102,522	—	(1,269)	—	—	—	(1,269)
Distributions to common and restricted stockholders	—	—	—	(93,813)	—	—	(93,813)
Distributions to noncontrolling interests - partially owned properties	—	—	—	—	—	(335)	(335)
Noncontrolling interest retained by seller – property acquisition	—	—	—	—	—	24,908	24,908
Conversion of common units to common stock	64,601	1	1,101	—	—	—	1,102
Increase in ownership of consolidated joint ventures	—	—	(2,939)	—	—	(336)	(3,275)
Change in fair value of interest rate swaps	—	—	—	—	2,143	—	2,143
Net income	—	—	—	56,629	—	413	57,042
Equity, December 31, 2011	72,759,546	725	1,664,416	(286,565)	(3,360)	28,583	1,403,799
Net proceeds from sale of common stock	31,702,306	317	1,334,590	—	—	—	1,334,907
Adjustments to reflect redeemable noncontrolling interests at fair value	—	—	(1,958)	—	—	—	(1,958)
Amortization of restricted stock awards	—	—	5,279	—	—	—	5,279
Vesting of restricted stock awards and restricted stock units	114,903	—	(2,023)	—	—	—	(2,023)
Distributions to common and restricted stockholders	—	—	—	(117,592)	—	—	(117,592)
Distributions to noncontrolling interests - partially owned properties	—	—	—	—	—	(2,665)	(2,665)
Conversion of common units to common stock	88,457	1	1,216	—	—	—	1,217
Change in fair value of interest rate swaps	—	—	—	—	(3,301)	—	(3,301)
Net income	—	—	—	56,636	—	2,755	59,391
Equity, December 31, 2012	104,665,212	1,043	3,001,520	(347,521)	(6,661)	28,673	2,677,054
Adjustments to reflect redeemable noncontrolling interests at fair value	—	—	12,534	—	—	—	12,534
Amortization of restricted stock awards	—	—	6,423	—	—	—	6,423
Vesting of restricted stock awards and restricted stock units	116,105	—	(2,869)	—	—	—	(2,869)
Distributions to common and restricted stockholders	—	—	—	(149,461)	—	—	(149,461)
Distributions to noncontrolling interests - partially owned properties	—	—	—	—	—	(789)	(789)
Increase in ownership of consolidated joint venture	—	—	—	—	—	(24,908)	(24,908)
Contributions by noncontrolling partners	—	—	—	—	—	1,500	1,500
Conversion of preferred units to common stock	1,500	—	23	—	—	—	23
Change in fair value of interest rate swaps	—	—	—	—	5,226	—	5,226
Net income	—	—	—	104,644	—	1,188	105,832
Equity, December 31, 2013	104,782,817	$1,043	$3,017,631	$(392,338)	$(1,435)	$5,664	$2,630,565

 See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2013	2012	2011
Operating activities
Net income	$107,191	$60,238	$57,972
Adjustments to reconcile net income to net cash provided by operating activities:
Gain from disposition of real estate	(55,263)	(4,312)	(14,806)
Loss from early extinguishment of debt	332	1,591	—
Loss on remeasurement of equity method investments	—	122	—
Depreciation and amortization	187,475	116,490	89,271
Provision for asset impairment	—	—	559
Amortization of deferred financing costs and debt premiums/discounts	(8,288)	1,316	326
Share-based compensation	6,625	5,350	4,367
(Income) loss from unconsolidated joint ventures	—	(444)	641
Income tax provision	1,020	725	433
Changes in operating assets and liabilities:
Restricted cash	3,263	(1,041)	865
Student contracts receivable, net	4,621	(8,733)	394
Other assets	(15,072)	11,458	(17,671)
Accounts payable and accrued expenses	5,036	5,362	358
Other liabilities	9,738	7,009	4,035
Net cash provided by operating activities	246,678	195,131	126,744
Investing activities
Proceeds from disposition of properties	180,465	42,279	80,376
Proceeds from disposition of land	2,000	1,064	—
Cash paid for property acquisitions	(234,326)	(1,106,047)	(236,865)
Cash paid for land acquisitions	(25,649)	(29,353)	(8,257)
Loan made to noncontrolling partner of consolidated subsidiary	—	—	(24,908)
Capital expenditures for wholly-owned properties	(68,628)	(31,453)	(24,568)
Investments in wholly-owned properties under development	(281,490)	(322,751)	(189,371)
Capital expenditures for on-campus participating properties	(1,618)	(2,141)	(1,832)
Investment in on-campus participating property under development	(15,476)	—	—
Cash paid for increased ownership in consolidated subsidiaries	—	—	(3,275)
Investment in loans receivable	(52,138)	—	—
Investment in mezzanine loans	(8,750)	(2,000)	(7,100)
Proceeds from mezzanine loans	—	4,000	—
Change in restricted cash related to capital reserves	(1,461)	(129)	1,523
(Increase) decrease in escrow deposits	(970)	405	(975)
Proceeds from insurance settlement	636	—	1,907
Purchase of corporate furniture, fixtures and equipment	(2,594)	(1,436)	(10,239)
Net cash used in investing activities	(509,999)	(1,447,562)	(423,584)
Financing activities
Proceeds from unsecured notes	398,636	—	—
Proceeds from sale of common stock	—	1,391,750	208,980
Offering costs	—	(56,320)	(3,602)
Pay-off of mortgage and construction loans	(82,066)	(137,529)	(299,838)
Proceeds from unsecured term loans	250,000	150,000	200,000
Pay-off of secured term loan	—	—	(100,000)
Proceeds from revolving credit facilities	609,055	638,000	378,000
Paydowns of revolving credit facilities	(732,605)	(665,000)	(90,000)
Proceeds from construction loans	15,833	75,392	24,430
Principal payments on debt	(15,323)	(11,575)	(9,603)
Loss from early extinguishment of debt	(332)	(1,591)	—
Debt issuance and assumption costs	(10,507)	(9,806)	(6,766)
Distributions to common and restricted stockholders	(149,461)	(117,592)	(93,813)
Distributions to noncontrolling partners	(2,612)	(4,111)	(1,750)
Redemption of common units for cash	—	(132)	(306)
Net cash provided by financing activities	280,618	1,251,486	205,732
Net change in cash and cash equivalents	17,297	(945)	(91,108)
Cash and cash equivalents at beginning of period	21,454	22,399	113,507
Cash and cash equivalents at end of period	$38,751	$21,454	$22,399
Supplemental disclosure of non-cash investing and financing activities
Loans assumed in connection with property acquisitions	$(107,250)	$(645,823)	$—
Issuance of common units in connection with property acquisitions	$(3,451)	$(15,000)	$—
Financing of equipment through capital lease obligations	$—	$—	$281
Change in fair value of derivative instruments, net	$5,226	$(3,301)	$2,143
Supplemental disclosure of cash flow information
Interest paid	$100,305	$66,599	$63,601
Income taxes paid	$668	$466	$420

 See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)

	December 31, 2013	December 31, 2012
Assets

Investments in real estate:
Wholly-owned properties, net	$5,199,008	$4,871,376
Wholly-owned property held for sale	14,408	—
On-campus participating properties, net	73,456	57,346
Investments in real estate, net	5,286,872	4,928,722

Cash and cash equivalents	38,751	21,454
Restricted cash	35,451	36,790
Student contracts receivable, net	9,238	14,122
Other assets	227,728	117,874

Total assets	$5,598,040	$5,118,962

Liabilities and capital

Liabilities:
Secured mortgage, construction and bond debt	$1,507,216	$1,509,105
Secured agency facility	87,750	104,000
Unsecured notes	398,721	—
Unsecured term loans	600,000	350,000
Unsecured revolving credit facility	150,700	258,000
Accounts payable and accrued expenses	65,088	56,046
Other liabilities	110,036	107,223
Total liabilities	2,919,511	2,384,374

Commitments and contingencies (Note 17)

Redeemable limited partners	47,964	57,534

Capital:
Partners’ capital:
General partner - 12,222 OP units outstanding at both December 31, 2013 and 2012	111	116
Limited partner - 104,770,595 and 104,652,990 OP units outstanding at December 31, 2013 and 2012, respectively	2,626,225	2,654,926
Accumulated other comprehensive loss	(1,435)	(6,661)
Total partners’ capital	2,624,901	2,648,381
Noncontrolling interests – partially owned properties	5,664	28,673
Total capital	2,630,565	2,677,054

Total liabilities and capital	$5,598,040	$5,118,962

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except unit and per unit data)

	Year Ended December 31,
	2013	2012	2011
Revenues:
Wholly-owned properties	$618,503	$422,417	$320,554
On-campus participating properties	26,348	26,166	25,252
Third-party development services	2,483	8,574	7,497
Third-party management services	7,514	6,893	7,254
Resident services	2,614	1,605	1,353
Total revenues	657,462	465,655	361,910

Operating expenses:
Wholly-owned properties	296,794	200,126	154,023
On-campus participating properties	11,049	11,073	10,180
Third-party development and management services	10,810	10,898	11,368
General and administrative	16,666	22,965	12,752
Depreciation and amortization	184,988	110,499	80,840
Ground/facility leases	5,402	4,248	3,608
Total operating expenses	525,709	359,809	272,771

Operating income	131,753	105,846	89,139

Nonoperating income and (expenses):
Interest income	3,005	1,756	579
Interest expense	(78,028)	(54,518)	(49,601)
Amortization of deferred financing costs	(5,608)	(4,425)	(5,032)
Income (loss) from unconsolidated joint ventures	—	444	(641)
Other nonoperating (expense) income	(2,666)	411	—
Total nonoperating expenses	(83,297)	(56,332)	(54,695)

Income before income taxes and discontinued operations	48,456	49,514	34,444
Income tax provision	(1,020)	(725)	(433)
Income from continuing operations	47,436	48,789	34,011
Discontinued operations:
Income attributable to discontinued operations	4,824	8,728	9,155
Loss from early extinguishment of debt	(332)	(1,591)	—
Gain from disposition of real estate	55,263	4,312	14,806
Total discontinued operations	59,755	11,449	23,961
Net income	107,191	60,238	57,972
Net income attributable to noncontrolling interests – partially owned properties	(1,188)	(2,755)	(413)
Net income attributable to American Campus Communities Operating Partnership, L.P.	106,003	57,483	57,559
Series A preferred units distributions	(182)	(183)	(183)
Net income available to common unitholders	$105,821	$57,300	$57,376
Other comprehensive income (loss)
Change in fair value of interest rate swaps	5,226	(3,301)	2,143
Comprehensive income	$111,047	$53,999	$59,519
Income per unit attributable to common unitholders – basic
Income from continuing operations per unit	$0.43	$0.53	$0.47
Net income per unit	$0.99	$0.66	$0.81
Income per unit attributable to common unitholders – diluted
Income from continuing operations per unit	$0.42	$0.52	$0.46
Net income per unit	$0.98	$0.65	$0.80
Weighted-average common units outstanding:
Basic	105,919,394	85,663,475	70,156,335
Diluted	106,541,212	86,261,342	70,720,526

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL
(in thousands, except unit data)

					Accumulated	Noncontrolling
	General Partner		Limited Partner		Other	Interests –
	Units	Amount	Units	Amount	Comprehensive Loss	Partially Owned Properties	Total
Capital as of December 31, 2010	12,222	$132	66,863,441	$1,219,333	$(5,503)	$3,933	$1,217,895
Issuance of units in exchange for contributions of equity offering proceeds	—	—	5,716,760	205,025	—	—	205,025
Adjustments to reflect redeemable limited partners’ interest at fair value	—	—	—	(9,876)	—	—	(9,876)
Amortization of restricted stock awards	—	—	—	4,252	—	—	4,252
Vesting of restricted stock awards and restricted stock units	—	—	102,522	(1,269)	—	—	(1,269)
Distributions	—	(16)	—	(93,797)	—	—	(93,813)
Distributions to joint venture partners	—	—	—	—	—	(335)	(335)
Noncontrolling interest retained by seller – property acquisition	—	—	—	—	—	24,908	24,908
Conversion of common units to common stock	—	—	64,601	1,102	—	—	1,102
Increase in ownership of consolidated joint ventures	—	—	—	(2,939)	—	(336)	(3,275)
Change in fair value of interest rate swaps	—	—	—	—	2,143	—	2,143
Net income	—	9	—	56,620	—	413	57,042
Capital as of December 31, 2011	12,222	125	72,747,324	1,378,451	(3,360)	28,583	1,403,799
Issuance of units in exchange for contributions of equity offering proceeds	—	—	31,702,306	1,334,907	—	—	1,334,907
Adjustments to reflect redeemable limited partners’ interest at fair value	—	—	—	(1,868)	—	—	(1,868)
Amortization of restricted stock awards	—	—	—	5,279	—	—	5,279
Vesting of restricted stock awards and restricted stock units	—	—	114,903	(2,023)	—	—	(2,023)
Distributions	—	(16)	—	(117,576)	—	—	(117,592)
Distributions to joint venture partners	—	—	—	—	—	(2,665)	(2,665)
Conversion of common units to common stock	—	—	88,457	1,217	—	—	1,217
Redemption of common units	—	—	—	(90)	—	—	(90)
Change in fair value of interest rate swaps	—	—	—	—	(3,301)	—	(3,301)
Net income	—	7	—	56,629		2,755	59,391
Capital as of December 31, 2012	12,222	116	104,652,990	2,654,926	(6,661)	28,673	2,677,054
Adjustments to reflect redeemable limited partners’ interest at fair value	—	—	—	12,534	—	—	12,534
Amortization of restricted stock awards	—	—	—	6,423	—	—	6,423
Vesting of restricted stock awards and restricted stock units	—	—	116,105	(2,869)	—	—	(2,869)
Distributions	—	(17)	—	(149,444)	—	—	(149,461)
Distributions to joint venture partners	—	—	—	—	—	(789)	(789)
Increase in ownership of consolidated joint venture	—	—	—	—	—	(24,908)	(24,908)
Contributions by noncontrolling partners	—	—	—	—	—	1,500	1,500
Conversion of common units to common stock	—	—	1,500	23	—	—	23
Change in fair value of interest rate swaps	—	—	—	—	5,226	—	5,226
Net income	—	12	—	104,632	—	1,188	105,832
Capital as of December 31, 2013	12,222	$111	104,770,595	$2,626,225	$(1,435)	$5,664	$2,630,565

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2013	2012	2011
Operating activities
Net income	$107,191	$60,238	$57,972
Adjustments to reconcile net income to net cash provided by operating activities:
Gain from disposition of real estate	(55,263)	(4,312)	(14,806)
Loss from early extinguishment of debt	332	1,591	—
Loss on remeasurement of equity method investments	—	122	—
Depreciation and amortization	187,475	116,490	89,271
Provision for asset impairment	—	—	559
Amortization of deferred financing costs and debt premiums/discounts	(8,288)	1,316	326
Share-based compensation	6,625	5,350	4,367
(Income) loss from unconsolidated joint ventures	—	(444)	641
Income tax provision	1,020	725	433
Changes in operating assets and liabilities:
Restricted cash	3,263	(1,041)	865
Student contracts receivable, net	4,621	(8,733)	394
Other assets	(15,072)	11,458	(17,671)
Accounts payable and accrued expenses	5,036	5,362	358
Other liabilities	9,738	7,009	4,035
Net cash provided by operating activities	246,678	195,131	126,744
Investing activities
Proceeds from disposition of properties	180,465	42,279	80,376
Proceeds from disposition of land	2,000	1,064	—
Cash paid for property acquisitions	(234,326)	(1,106,047)	(236,865)
Cash paid for land acquisitions	(25,649)	(29,353)	(8,257)
Loan made to noncontrolling partner of consolidated subsidiary	—	—	(24,908)
Capital expenditures for wholly-owned properties	(68,628)	(31,453)	(24,568)
Investments in wholly-owned properties under development	(281,490)	(322,751)	(189,371)
Capital expenditures for on-campus participating properties	(1,618)	(2,141)	(1,832)
Investment in on-campus participating property under development	(15,476)	—	—
Cash paid for increased ownership in consolidated subsidiaries	—	—	(3,275)
Investment in loans receivable	(52,138)	—	—
Investment in mezzanine loans	(8,750)	(2,000)	(7,100)
Proceeds from mezzanine loans	—	4,000	—
Change in restricted cash related to capital reserves	(1,461)	(129)	1,523
(Increase) decrease in escrow deposits	(970)	405	(975)
Proceeds from insurance settlement	636	—	1,907
Purchase of corporate furniture, fixtures and equipment	(2,594)	(1,436)	(10,239)
Net cash used in investing activities	(509,999)	(1,447,562)	(423,584)
Financing activities
Proceeds from unsecured notes	398,636	—	—
Proceeds from issuance of common units in exchange for contributions, net	—	1,335,430	205,378
Pay-off of mortgage and construction loans	(82,066)	(137,529)	(299,838)
Proceeds from unsecured term loan	250,000	150,000	200,000
Pay-off of secured term loan	—	—	(100,000)
Proceeds from revolving credit facilities	609,055	638,000	378,000
Paydowns of revolving credit facilities	(732,605)	(665,000)	(90,000)
Proceeds from construction loans	15,833	75,392	24,430
Principal payments on debt	(15,323)	(11,575)	(9,603)
Loss from early extinguishment of debt	(332)	(1,591)	—
Debt issuance and assumption costs	(10,507)	(9,806)	(6,766)
Distributions paid on unvested restricted stock awards	(927)	(848)	(773)
Distributions paid on common units	(150,175)	(118,007)	(94,272)
Distributions paid on preferred units	(182)	(183)	(183)
Distributions paid to noncontrolling partners – partially owned properties	(789)	(2,665)	(335)
Redemption of common units for cash	—	(132)	(306)
Net cash provided by financing activities	280,618	1,251,486	205,732
Net change in cash and cash equivalents	17,297	(945)	(91,108)
Cash and cash equivalents at beginning of period	21,454	22,399	113,507
Cash and cash equivalents at end of period	$38,751	$21,454	$22,399
Supplemental disclosure of non-cash investing and financing activities
Loans assumed in connection with property acquisitions	$(107,250)	$(645,823)	$—
Issuance of common units in connection with property acquisitions	$(3,451)	$(15,000)	$—
Financing of equipment through capital lease obligations	$—	$—	$281
Change in fair value of derivative instruments, net	$5,226	$(3,301)	$2,143
Supplemental disclosure of cash flow information
Interest paid	$100,305	$66,599	$63,601
Income taxes paid	$668	$466	$420

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

The general partner of ACCOP is American Campus Communities Holdings, LLC (“ACC Holdings”), an entity that is wholly-owned by ACC.  As of December 31, 2013, ACC Holdings held an ownership interest in ACCOP of less than 1%. The limited partners of ACCOP are ACC and other limited partners consisting of current and former members of management and nonaffiliated third parties.  As of December 31, 2013, ACC owned an approximate 98.7% limited partnership interest in ACCOP.  As the sole member of the general partner of ACCOP, ACC has exclusive control of ACCOP’s day-to-day management.  Management operates ACC and ACCOP as one business.  The management of ACC consists of the same members as the management of ACCOP.  ACC consolidates ACCOP for financial reporting purposes, and ACC does not have significant assets other than its investment in ACCOP.  Therefore, the assets and liabilities of ACC and ACCOP are the same on their respective financial statements.  References to the “Company,” “we,” “us” or “our” mean collectively ACC, ACCOP and those entities/subsidiaries owned or controlled by ACC and/or ACCOP.  References to the “Operating Partnership” mean collectively ACCOP and those entities/subsidiaries owned or controlled by ACCOP.  Unless otherwise indicated, the accompanying Notes to the Consolidated Financial Statements apply to both the Company and the Operating Partnership.

As of December 31, 2013, our property portfolio contained 167 properties with approximately 102,400 beds in approximately 33,400 apartment units.  Our property portfolio consisted of 144 owned off-campus student housing properties that are in close proximity to colleges and universities, 18 American Campus Equity (“ACE®”) properties operated under ground/facility leases with eight university systems and five on-campus participating properties operated under ground/facility leases with the related university systems.  Of the 167 properties, nine were under development as of December 31, 2013, and when completed will consist of a total of approximately 6,200 beds in approximately 1,900 units.  Our communities contain modern housing units and are supported by a resident assistant system and other student-oriented programming, with many offering resort-style amenities.

Through one of ACC’s taxable REIT subsidiaries (“TRSs”), we also provide construction management and development services, primarily for student housing properties owned by colleges and universities, charitable foundations, and others.  As of December 31, 2013, also through one of ACC’s TRSs, we provided third-party management and leasing services for 36 properties that represented approximately 26,100 beds in approximately 10,600 units.  Third-party management and leasing services are typically provided pursuant to management contracts that have initial terms that range from one to five years.  As of December 31, 2013, our total owned and third-party managed portfolio included 203 properties with approximately 128,500 beds in approximately 44,000 units.

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

Recent Accounting Pronouncements

There were no new accounting pronouncements issued or effective during the fiscal year which have had or are expected to have a material impact on the Consolidated Financial Statements.

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

Project costs directly associated with the development and construction of an owned real estate project, which include interest, property taxes, and amortization of deferred finance costs, are capitalized as construction in progress.  Upon completion of the project, costs are transferred into the applicable asset category and depreciation commences.  Interest totaling approximately $10.0 million, $9.8 million and $6.6 million was capitalized during the years ended December 31, 2013, 2012 and 2011, respectively.  Amortization of deferred financing costs totaling approximately $-0-, $0.2 million and $0.3 million was capitalized as construction in progress during the years ended December 31, 2013, 2012 and 2011, respectively.

Management assesses whether there has been an impairment in the value of the Company’s investments in real estate whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Impairment is recognized when estimated expected future undiscounted cash flows are less than the carrying value of the property.  The estimation of expected future net cash flows is inherently uncertain and relies on assumptions regarding current and future economics and market conditions.  If such conditions change, then an adjustment to the carrying value of the Company’s long-lived assets could occur in the future period in which the conditions change.  To the extent that a property is impaired, the excess of the carrying amount of the property over its estimated fair value is charged to earnings. The Company believes that there were no impairments of the carrying values of its investments in real estate as of December 31, 2013.

The Company allocates the purchase price of acquired properties to net tangible and identified intangible assets based on relative fair values.  Fair value estimates are based on information obtained from a number of sources, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property, our own analysis of recently acquired and existing comparable properties in our portfolio, and other market data.  Information obtained about each property as a result of due diligence, marketing and leasing activities is also considered.  The value allocated to land is generally based on the actual purchase price adjusted to fair value (as necessary) if acquired separately, or market research / comparable if acquired as part of an existing operating property.  The value allocated to building is based on the fair value determined on an “as-if vacant” basis, which is estimated using an income, or discounted cash flow, approach that relies upon internally determined assumptions that we believe are consistent with current market conditions for similar properties. The value allocated to furniture, fixtures, and equipment is based on an estimate of the fair value of the appliances and fixtures inside the units. We have determined these estimates to have been primarily based upon unobservable inputs and therefore are considered to be Level 3 inputs within the fair value hierarchy.

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

Owned On-Campus Properties

Under its ACE program, the Company, as lessee, has entered into ground/facility lease agreements with eight university systems to finance, construct, and manage 18 student housing properties.  Four properties were under construction as of December 31, 2013 with three scheduled to open for occupancy in fall 2014 and one in fall 2015.  The terms of the leases, including extension options, range from 30 to 85 years, and the lessor has title to the land and usually any improvements placed thereon.  The Company’s involvement in construction requires the lessor’s post construction ownership of the improvements to be treated as a sale with a subsequent leaseback by the Company.  However, these sale-leaseback transactions do not qualify for sale-leaseback accounting because of the Company’s continuing involvement in the constructed assets.  As a result of the Company’s continuing involvement, these leases are accounted for by the deposit method, in which the assets subject to the ground/facility leases are reflected at historical cost, less amortization, and the financing obligations are reflected at the terms of the underlying financing.

On-Campus Participating Properties

The Company has entered into ground and facility leases with three university systems and colleges to finance, construct, and manage five on-campus student housing facilities.  Under the terms of the leases, the lessor has title to the land and any improvements placed thereon.  Each lease terminates upon final repayment of the construction related financing, the amortization period of which is contractually stipulated.  The Company’s involvement in construction requires the lessor’s post construction ownership of the improvements to be treated as a sale with a subsequent leaseback by the Company.  The sale-leaseback transaction has been accounted for as a financing, and as a result, any fee earned during construction is deferred and recognized over the term of the lease.  The resulting financing obligation is reflected at the terms of the underlying financing, i.e., interest is accrued at the contractual rates and principal reduces in accordance with the contractual principal repayment schedules.

The entities that own the on-campus participating properties are determined to be Variable Interest Entities (“VIEs”), with the Company being the primary beneficiary.  As such, the Company reflects these assets subject to ground/facility leases at historical cost, less amortization.  Costs are amortized, and deferred fee revenue in excess of the cost of providing the service is recognized, over the lease term.

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

In connection with the property acquisitions discussed in Note 5 herein, the Company capitalized approximately $3.2 million, $18.6 million and $2.6 million for the years December 31, 2013, 2012 and 2011, respectively, related to management’s estimate of the fair value of in-place leases assumed.  Amortization expense was approximately $13.7 million, $6.8 million and $4.1 million for the years ended December 31, 2013, 2012 and 2011, respectively.   Accumulated amortization at December 31, 2013 and 2012 was approximately $25.5 million and $12.4 million, respectively.  Intangible assets, net of amortization, are included in other assets on the accompanying consolidated balance sheets and the amortization of intangible assets is included in depreciation and amortization expense in the accompanying consolidated statements of comprehensive income.  See Note 5 herein for a detailed discussion of the property acquisitions completed during 2013, 2012 and 2011.

Deferred Financing Costs

The Company defers financing costs and amortizes the costs over the terms of the related debt using the effective interest method.  Upon repayment of or in conjunction with a material change in the terms of the underlying debt agreement, any unamortized costs are charged to earnings.  Deferred finance costs at December 31, 2013 and 2012 was approximately $37.8 million and $31.9 million, respectively, and accumulated amortization at December 31, 2013 and 2012 was approximately $14.2 million and $13.3 million, respectively.  Deferred financing costs, net of amortization, are included in other assets on the accompanying consolidated balance sheets.

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

Mortgage Debt - Premiums and Discounts

Mortgage debt premiums and discounts represent fair value adjustments to account for the difference between the stated rates and market rates of mortgage debt assumed in connection with the Company’s property acquisitions.  The mortgage debt premiums and discounts are amortized to interest expense over the term of the related mortgage loans using the effective-interest method.  The amortization of mortgage debt premiums and discounts resulted in a net decrease to interest expense of approximately $14.0 million, $3.2 million and $4.8 million for the years ended December 31, 2013, 2012 and 2011, respectively.  As of December 31, 2013 and 2012, net unamortized mortgage debt premiums were approximately $74.6 million and $90.1 million, respectively, and net unamortized mortgage debt discounts were approximately $2.0 million and $3.5 million, respectively.  Mortgage debt premiums and discounts are included in secured mortgage, construction and bond debt on the accompanying consolidated balance sheets and amortization of mortgage debt premiums and discounts is included in interest expense on the accompanying consolidated statements of comprehensive income.

Unsecured Notes - Original Issue Discount

In April 2013, the Company issued $400 million of senior unsecured notes at 99.659 percent of par value (see Note 11) and recorded an original issue discount of approximately $1.4 million.  The original issue discount is amortized to interest expense over the term of the unsecured notes using the effective-interest method.  The unamortized original issue discount was approximately $1.3 million as of December 31, 2013 and is included in unsecured notes on the accompanying consolidated balance sheets and amortization of the original issue discount of approximately $0.1 million for the year ended December 31, 2013 is included in interest expense on the accompanying consolidated statements of comprehensive income.

Redeemable Noncontrolling Interests (Company) / Redeemable Limited Partners (Operating Partnership)

ACC classifies Redeemable Noncontrolling Interests (referred to as Redeemable Limited Partners for ACCOP) in the mezzanine section of the accompanying consolidated balance sheets for the portion of common and preferred Operating Partnership units (“OP Units”) that the Operating Partnership is required, either by contract or securities law, to deliver registered common shares of ACC to the exchanging OP unit holder.  The redeemable noncontrolling interest units / redeemable limited partner units are adjusted to the greater of carrying value or fair market value based on the common share price of ACC at the end of each respective reporting period.

Rental Revenues and Related Receivables

Students are required to execute lease contracts with payment schedules that vary from single to monthly payments. Receivables are recorded when billed, revenues and related lease incentives are recognized on a straight-line basis over the term of the contracts, and balances are considered past due when payment is not received on the contractual due date. The Company generally requires each executed contract to be accompanied by a signed parental guaranty, and in certain cases a refundable security deposit. Security deposits are refundable, net of any outstanding charges, upon expiration of the underlying contract.

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

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The allowance for doubtful accounts is summarized as follows:

	Balance, Beginning of Period	Charged to Expense	Write-Offs	Balance, End of Period
Year ended December 31, 2011	$8,621	$5,740	$(4,865)	$9,496
Year ended December 31, 2012	$9,496	$6,472	$(5,366)	$10,602
Year ended December 31, 2013	$10,602	$9,871	$(4,547)	$15,926

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

Pre-development expenditures such as architectural fees, permits and deposits associated with the pursuit of third-party and owned development projects are expensed as incurred, until such time that management believes it is probable that the contract will be executed and/or construction will commence.  Because the Company frequently incurs these pre-development expenditures before a financing commitment and/or required permits and authorizations have been obtained, the Company bears the risk of loss of these pre-development expenditures if financing cannot ultimately be arranged on acceptable terms or the Company is unable to successfully obtain the required permits and authorizations.  As such, management evaluates the status of third-party and owned projects that have not yet commenced construction on a periodic basis and expenses any deferred costs related to projects whose current status indicates the commencement of construction is unlikely and/or the costs may not provide future value to the Company in the form of revenues.  Such write-offs are included in third-party development and management services expenses (in the case of third-party development projects) or general and administrative expenses (in the case of owned development projects) on the accompanying consolidated statements of comprehensive income.  As of December 31, 2013, the Company has deferred approximately $2.3 million in pre-development costs related to third-party and owned development projects that have not yet commenced construction.  Such costs are included in other assets on the accompanying consolidated balance sheets.

Third-Party Management Services Revenue

Management fees are recognized when earned in accordance with each management contract.  Incentive management fees are recognized when the incentive criteria have been met.

Advertising Costs

Advertising costs are expensed during the period incurred, or as the advertising takes place, depending on the nature and term of the specific advertising arrangements.   Advertising expense approximated $18.0 million, $10.8 million and $8.3 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Derivative Instruments and Hedging Activities

The Company records all derivative financial instruments on the balance sheet at fair value.  Changes in fair value are recognized either in earnings or as other comprehensive income, depending on whether the derivative has been designated as a fair value or cash flow hedge and whether it qualifies as part of a hedging relationship, the nature of the exposure being hedged, and how effective the derivative is at offsetting movements in underlying exposure.  The Company discontinues hedge accounting when: (i) it determines that the derivative is no longer effective in offsetting changes in the fair value or cash flows of a hedged item; (ii) the derivative expires or is sold, terminated, or exercised; (iii) it is no longer probable that the forecasted transaction will occur; or (iv) management determines that designating the derivative as a hedging instrument is no longer appropriate.  In all situations in which hedge accounting is discontinued and the derivative remains outstanding, the Company will carry the derivative at its

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

fair value on the balance sheet, recognizing changes in the fair value in current-period earnings.  The Company uses interest rate swaps to effectively convert a portion of its floating rate debt to fixed rate, thus reducing the impact of rising interest rates on interest payments.  These instruments are designated as cash flow hedges and the interest differential to be paid or received is accrued as interest expense. The Company’s counter-parties are major financial institutions.  See Note 14 for an expanded discussion on derivative instruments and hedging activities.

Common Stock Issuances and Costs

Specific incremental costs directly attributable to the Company’s equity offerings are deferred and charged against the gross proceeds of the offering.  As such, underwriting commissions and other common stock issuance costs are reflected as a reduction of additional paid in capital.  See Note 12 for an expanded discussion on common stock issuances and costs.

Share-Based Compensation

The Company has recognized compensation expense related to certain stock-based awards (see Note 13) over the underlying vesting periods, which amounted to approximately $6.9 million, $5.8 million and $4.6 million for the years ended December 31, 2013, 2012 and 2011, respectively.

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

Other Nonoperating (Expense) Income

Other nonoperating expense of approximately $2.7 million for the year ended December 31, 2013 represents the following items: (i) $2.8 million expense relating to litigation settlement costs, in excess of amounts provided by insurance, recorded subsequent to the purchase of $52.8 million in loans receivable acquired from National Public Finance Guarantee Corporation (“National”) which facilitated the settlement of a lawsuit brought by National against us. In connection with our purchase of the loans receivable, we recorded a purchase discount of approximately $3.6 million to reflect the difference between the face value of the loans receivable and the present value of the cash flows anticipated to be received under the loans receivable, based on management's estimate of market interest rates in place as of the settlement date, offset by a (ii) $0.1 million gain recognized upon our purchase of Townhomes at Newtown Crossing in September 2013, a property previously subject to a pre-sale/mezzanine investment agreement. We included the property in our consolidated financial statements during the construction period, as a result of applying accounting guidance related to variable interest entities. The property completed construction in August 2013 and the gain recorded upon our purchase of the property primarily relates to interest income earned on our mezzanine investment during the construction period.

Other nonoperating income of $0.4 million for the year ended December 31, 2012 represents the following items: gains of approximately $0.4 million and $0.1 million, respectively, recorded in connection with the Company’s acquisition of University Edge and The Retreat, as a result of the deferred recognition of interest income earned on mezzanine financing provided to third-party developers upon closing of the purchase of these properties (see Note 5); offset by a $0.1 million loss recorded as a result of remeasuring the Company’s equity method investment in a joint venture, in which the Company previously held a 10% interest, to fair value immediately prior to the Company’s acquisition of the remaining 90% interest in University Heights (see Note 10).

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

The following potentially dilutive securities were outstanding for the years ended December 31, 2013, 2012 and 2011, but were not included in the computation of diluted earnings per share because the effects of their inclusion would be anti-dilutive.

	Year Ended December 31,
	2013	2012	2011
Common OP Units (Note 9)	1,158,892	951,891	913,132
Preferred OP Units (Note 9)	113,721	114,128	114,263
Total potentially dilutive securities	1,272,613	1,066,019	1,027,395

The following is a summary of the elements used in calculating basic and diluted earnings per share:

	Year Ended December 31,
	2013	2012	2011
Numerator - basic and diluted earnings per share:
Income from continuing operations	$47,436	$48,789	$34,011
Income from continuing operations attributable to noncontrolling interests	(1,843)	(3,460)	(990)
Income from continuing operations attributable to common shareholders	45,593	45,329	33,021
Amount allocated to participating securities	(927)	(848)	(773)
Income from continuing operations attributable to common shareholders, net of amount allocated to participating securities	44,666	44,481	32,248

Income from discontinued operations	59,755	11,449	23,961
Income from discontinued operations attributable to noncontrolling interests	(704)	(142)	(353)
Income from discontinued operations attributable to common shareholders	59,051	11,307	23,608
Net income attributable to common shareholders	$103,717	$55,788	$55,856

Denominator:
Basic weighted average common shares outstanding	104,760,502	84,711,584	69,243,203
Unvested Restricted Stock Awards (Note 13)	621,818	597,867	564,191
Diluted weighted average common shares outstanding	105,382,320	85,309,451	69,807,394

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Earnings per share – basic:
Income from continuing operations attributable to common shareholders, net of amount allocated to participating securities	$0.43	$0.53	$0.47
Income from discontinued operations attributable to common shareholders	$0.56	$0.13	$0.34
Net income attributable to common shareholders	$0.99	$0.66	$0.81
Earnings per share – diluted:
Income from continuing operations attributable to common shareholders, net of amount allocated to participating securities	$0.42	$0.52	$0.46
Income from discontinued operations attributable to common shareholders	$0.56	$0.13	$0.34
Net income attributable to common shareholders	$0.98	$0.65	$0.80
Distributions declared per common share	$1.42	$1.35	$1.35

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

The following is a summary of the elements used in calculating basic and diluted earnings per unit:

	Year Ended December 31,
	2013	2012	2011
Numerator - basic and diluted earnings per unit:
Income from continuing operations	$47,436	$48,789	$34,011
Income from continuing operations attributable to noncontrolling interests - partially owned properties	(1,188)	(2,755)	(413)
Income from continuing operations attributable to Series A preferred units	(119)	(168)	(144)
Amount allocated to participating securities	(927)	(848)	(773)
Income from continuing operations attributable to common unitholders, net of amount allocated to participating securities	45,202	45,018	32,681

Income from discontinued operations	59,755	11,449	23,961
Income from discontinued operations attributable to Series A preferred units	(63)	(15)	(39)
Income from discontinued operations attributable to common unitholders	59,692	11,434	23,922
Net income attributable to common unitholders	$104,894	$56,452	$56,603

Denominator:
Basic weighted average common units outstanding	105,919,394	85,663,475	70,156,335
Unvested Restricted Stock Awards (Note 13)	621,818	597,867	564,191
Diluted weighted average common units outstanding	106,541,212	86,261,342	70,720,526

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Earnings per unit – basic:
Income from continuing operations attributable to common unitholders, net of amount allocated to participating securities	$0.43	$0.53	$0.47
Income from discontinued operations attributable to common unitholders	$0.56	$0.13	$0.34
Net income attributable to common unitholders	$0.99	$0.66	$0.81
Earnings per unit – diluted:
Income from continuing operations attributable to common unitholders, net of amount allocated to participating securities	$0.42	$0.52	$0.46
Income from discontinued operations attributable to common unitholders	$0.56	$0.13	$0.34
Net income attributable to common unitholders	$0.98	$0.65	$0.80
Distributions declared per common unit	$1.42	$1.35	$1.35

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

	December 31,
	2013	2012
Deferred tax assets:
Fixed and intangible assets	$3,461	$3,429
Net operating loss carryforwards	5,786	4,518
Prepaid and deferred rent	2,437	2,598
Bad debt reserves	716	754
Accrued expenses and other	2,759	2,216
Stock compensation	2,040	1,669
Total deferred tax assets	17,199	15,184
Valuation allowance for deferred tax assets	(16,916)	(14,856)
Deferred tax assets, net of valuation allowance	283	328

Deferred tax liability:
Deferred financing costs	283	328

Net deferred tax liabilities	$—	$—

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Significant components of the Company’s income tax provision are as follows:

	Year Ended December 31,
	2013	2012	2011
Current:
Federal	$—	$—	$—
State	(1,020)	(725)	(433)
Deferred:
Federal	—	—	—
State	—	—	—
Total provision -- continuing operations	$(1,020)	$(725)	$(433)

TRS earnings subject to tax consisted of losses of approximately $4.4 million, $1.1 million and $6.7 million for the years ended December 31, 2013, 2012 and 2011, respectively.  The reconciliation of income tax attributable to continuing operations for the TRSs computed at the U.S. statutory rate to income tax provision is as follows:

	Year Ended December 31,
	2013	2012	2011
Tax benefit at U.S. statutory rates on TRS income subject to tax	$2,060	$60	$121
State income tax, net of federal income tax benefit	76	—	1
Effect of permanent differences and other	(76)	(46)	(60)
Decrease in valuation allowance	(2,060)	(14)	(62)
TRS income tax provision	$—	$—	$—

At December 31, 2013, the TRSs had net operating loss carryforwards (“NOLs”) of approximately $18.8 million for income tax purposes that begin to expire in 2026.  These NOLs may be used to offset future taxable income generated by each of the respective TRSs.  Due to the various limitations to which the use of NOLs are subject, the Company has applied a valuation allowance to the NOLs given the likelihood that the NOLs will expire unused.  Of the NOLs, approximately $3.0 million may be credited directly to additional paid in capital should subsequent tax benefits be recognized.  The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states’ jurisdictions as required and, as of December 31, 2013, the 2012, 2011 and 2010 calendar tax years are subject to examination by the tax authorities.

Beginning on January 1, 2007, the Company adopted accounting guidance related to uncertainty in income taxes, which clarifies the accounting and disclosure for uncertainty in tax positions and seeks to reduce the diversity of practice associated with certain aspects of the recognition and measurement related to accounting for income taxes.  The Company had no material unrecognized tax benefits for the years ended December 31, 2013, 2012, or 2011, and as of December 31, 2013, the Company does not expect to record any unrecognized tax benefits.  Because no unrecognized tax benefits have been recorded, no related interest or penalties have been calculated and this guidance had no impact on the Company’s consolidated financial statements.

5. Property Acquisitions

2013 Acquisitions

On November 22, 2013, the Company acquired Cardinal Towne, a 255-unit, 545-bed wholly-owned property located near the University of Louisville campus, for a purchase price of approximately $59.2 million, which excludes approximately $2.4 million of anticipated transaction costs, initial integration expenses and capital expenditures necessary to bring this property up to the Company’s operating standards. In connection with this acquisition, the Company assumed $37.2 million of secured debt associated with a New Markets Tax Credit (“NMTC”) structure inherited from the seller. This debt is partially offset by a loan receivable of $28.3 million that was also assumed by the Company as part of the NMTC structure.

On November 6, 2013, the Company acquired U Centre at Fry Street, a 194-unit, 614-bed wholly-owned property located near the University of North Texas campus, for a purchase price of approximately $51.3 million, which excludes approximately $0.7 million of anticipated transaction costs, initial integration expenses and capital expenditures necessary to bring this property up to the Company’s operating standards. The Company did not assume any property-level debt as part of this transaction.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On October 8, 2013, the Company acquired Park Point, a 300-unit, 924-bed wholly-owned property located near the Rochester Institute of Technology campus, for a purchase price of approximately $100.3 million, which excludes approximately $4.3 million of anticipated transaction costs, initial integration expenses and capital expenditures necessary to bring this property up to the Company’s operating standards. As part of this transaction, the Company assumed an existing $59.8 million variable-rate mortgage loan and borrowed an additional $10.2 million resulting in a new $70.0 million variable-rate mortgage loan. In addition, the Company assumed an interest rate swap contract from the seller which had a negative fair value of approximately $2.1 million at the acquisition date. The Company paid a counterparty lender to terminate this interest rate swap contract on the acquisition date resulting in total consideration of approximately $102.4 million.

The Company previously provided mezzanine financing of $2.0 million to a private developer and was obligated to purchase a 152-unit, 608-bed property once construction was completed and certain closing conditions were met. The property opened for operations in August 2013, and the Company acquired Townhomes at Newtown Crossing on September 26, 2013 for a purchase price of $38.8 million, resulting in total consideration of approximately $40.1 million after taking into account certain Company elected upgrades to the property. The Company's mezzanine investment along with accrued but unpaid interest was credited to the Company at closing. As part of the transaction, the Company issued 97,143 common OP units to the seller, valued at $35.53 per unit and the Company did not assume any property-level debt. Townhomes at Newtown Crossing is located in Lexington, Kentucky near the University of Kentucky campus.

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

On July 31, 2013, the Company acquired a 366-bed additional phase at an existing property, The Lodges of East Lansing, for a purchase price of $32.3 million. Concurrent with the purchase of a 19-property student housing portfolio (hereinafter referred to as the "Kayne Anderson Portfolio") on November 30, 2012, the Company entered into a purchase and sale agreement whereby the Company was obligated to purchase this additional phase as long as the developer met certain construction completion deadlines and other completion deadlines. This additional phase opened for operations in August 2013 and serves students attending Michigan State University. The Company deposited $8.3 million towards the purchase price of this additional phase on November 30, 2012 and the remaining $24.0 million was paid at closing. The Company did not assume any property-level debt as part of this transaction.

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

Since their respective acquisition dates, the acquired properties discussed above contributed a combined $8.3 million of revenues for the year ended December 31, 2013.  These properties had a combined net loss of $0.3 million for the year ended December 31, 2013, which includes $2.4 million of acquisition-related costs such as broker fees, due diligence costs and legal and accounting fees that are included in wholly-owned properties operating expense on the accompanying consolidated statements of comprehensive income. The following table summarizes our allocation of total consideration to the assets and liabilities acquired from the properties discussed above:

Description	Amount (000s)
Land	$47,851
Buildings	227,236
Building improvements	16,262
Furniture, fixtures and equipment	9,694
In-place leases - student and retail	3,180
Other assets and liabilities, net	17,960
Total aggregate consideration	$322,183
Less: mortgage debt assumed (1)	(70,000)
Net assets acquired	$252,183

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)     Excludes $37.2 million of NMTC debt assumed in connection with the acquisition of Cardinal Towne in November 2013.
The net difference between the mortgage debt assumed and the $28.3 million loan receivable also assumed in connection with the acquisition is reflected in Other assets and liabilities, net in the preceding table.

2012 Acquisitions

On November 30, 2012, the Company completed the acquisition of the Kayne Anderson Portfolio for an aggregate purchase price of $830.5 million, resulting in total consideration of approximately $828.0 million after taking into account certain purchase price adjustments received at closing.  The Kayne Anderson Portfolio contains 11,683 beds located in various markets throughout the country.  As part of the transaction, the Company assumed approximately $395.8 million of fixed-rate mortgage debt with a weighted average annual interest rate of 5.28%.  The remaining consideration was paid in cash which was funded with proceeds from the Company’s October 2012 equity offering (see Note 12) and borrowings under its unsecured revolving credit facility.

On September 14, 2012, the Company completed the acquisition of a 15-property student housing portfolio (hereinafter referred to as the “Campus Acquisitions Portfolio”) for a purchase price of $627.0 million, resulting in total consideration of approximately $623.1 million after taking into account certain purchase price adjustments received at closing.  The Campus Acquisitions Portfolio contains 6,579 beds located in various markets throughout the country.  As part of the transaction, the Company assumed approximately $231.1 million of fixed-rate mortgage debt with a weighted average annual interest rate of 5.61%.  In addition, the Company issued 325,098 common OP Units to the seller, valued at $46.14 per unit.  The remaining consideration was paid in cash which was funded with proceeds from the Company’s July 2012 equity offering (see Note 12) and borrowings under its unsecured revolving credit facility.

Also during 2012, the Company acquired six additional properties for a combined purchase price of approximately $323.7 million.  As part of these transactions, the Company assumed approximately $19.0 million in fixed-rate mortgage debt with an annual interest rate of 5.54%.

2011 Acquisitions

In December 2011, the Company acquired a 79.5% interest in a partnership that owns The Varsity, a property located near the campus of the University of Maryland in College Park.  The seller retained a 20.5% noncontrolling interest in the property, which was funded by a note from the Company totaling $24.9 million.  The note bears interest at an annual rate of 12% and is due on the earlier of the date the Company calls the note (to occur no earlier than June 28, 2013) or December 28, 2016.  The note is secured by the noncontrolling partner’s membership interests in The Varsity and is included in other assets on the accompanying consolidated balance sheets. Effective July 1, 2013, the Company acquired the minority partner's interest in this property and now owns 100% of the property.

Also during 2011, the Company acquired three additional properties and a retail shopping center which is currently being redeveloped for a combined purchase price of approximately $140.4 million.  The Company did not assume any property-level debt as part of these transactions.

The acquired property’s results of operations have been included in the accompanying consolidated statements of comprehensive income since the respective acquisition closing dates.  The following pro forma information for the years ended December 31, 2013, 2012 and 2011, presents consolidated financial information for the Company as if the property acquisitions discussed above had occurred at the beginning of the earliest period presented.  The unaudited pro forma information is provided for informational purposes only and is not indicative of results that would have occurred or which may occur in the future:

	Year Ended December 31,
	2013	2012	2011
Total revenues	$678,333	$608,691	$541,333
Net income attributable to common shareholders	$111,535	$89,642	$80,873
Net income per share attributable to common shareholders, as adjusted - basic	$1.06	$0.85	$0.81
Net income per share attributable to common shareholders, as adjusted - diluted	$1.05	$0.84	$0.80

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Property Dispositions and Discontinued Operations

The following owned off-campus property was classified as Held for Sale on the accompanying consolidated balance sheet as of December 31, 2013:

Property	Location	Primary University Served	Units	Beds
Hawks Landing (1)	Oxford, OH	Miami University of Ohio	122	484

(1)	Property was sold in February 2014 (see Note 20).

Concurrent with this classification, this property was recorded at the lower of cost or fair value less estimated selling costs.  The net income attributable to this property is included in discontinued operations on the accompanying consolidated statements of comprehensive income for all periods presented.

2013 Dispositions

In 2013, the Company sold the following six owned off-campus properties for a combined sales price of approximately $184.2 million resulting in total proceeds of approximately $180.5 million. The combined gain on these dispositions of approximately $55.3 million is included in discontinued operations on the accompanying consolidated statements of comprehensive income for the year ended December 31, 2013.

Property	Disposition Date	Location	Primary University Served	Units	Beds
University Mills (1)	November 13, 2013	Cedar Falls, IA	University of Northern Iowa	121	481
Campus Ridge (2)	October 4, 2013	Johnson City, TN	East Tennessee State University	132	528
Northgate Lakes (2)	July 24, 2013	Orlando, FL	University of Central Florida	194	710
The Village at Blacksburg	July 10, 2013	Blacksburg, VA	Virginia Tech University	288	1,056
State College Park	July 10, 2013	State College, PA	Penn State University	196	752
University Pines	July 10, 2013	Statesboro, GA	Georgia Southern University	144	552

(1)
Concurrent with this transaction, the Company paid off outstanding mortgage debt of approximately $8.1 million and incurred related defeasance costs of approximately $0.3 million. The defeasance costs are reflected as a loss from early extinguishment of debt in discontinued operations on the accompanying consolidated statements of comprehensive income for the year ended December 31, 2013.

(2)
These properties were included in the property Collateral Pool which secures our agency facility (see Note 11). As a result, concurrent with the sale of these properties, $23.1 million of the secured agency facility's outstanding balance was paid down.

2012 Dispositions

In 2012, the Company sold the following three owned off-campus properties for a combined sales price of approximately $54.1 million resulting in total proceeds of approximately $42.3 million.  The combined gain on these dispositions of approximately $4.3 million is included in discontinued operations on the accompanying consolidated statements of comprehensive income for the year ended December 31, 2012.

Property	Location	Primary University Served	Units	Beds
Brookstone Village (1)	Wilmington, NC	UNC - Wilmington	124	238
Campus Walk (1)	Wilmington, NC	UNC - Wilmington	289	290
Pirates Cove	Greenville, NC	East Carolina University	264	1,056

(1)
Concurrent with this transaction, the Company paid off outstanding mortgage debt totaling approximately $10.8 million and incurred related defeasance costs of approximately $1.6 million. The defeasance costs are reflected as a loss from early extinguishment of debt in discontinued operations on the accompanying consolidated statements of comprehensive income for the year ended December 31, 2012.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2011 Dispositions

In 2011, the Company sold the following four owned off-campus properties for a combined sales price of approximately $82.0 million resulting in total proceeds of approximately $80.4 million. The combined gain on these dispositions of approximately $14.8 million is included in discontinued operations on the accompanying consolidated statements of comprehensive income for the year ended December 31, 2011.

Property	Location	Primary University Served	Units	Beds
River Walk Townhomes	Athens, GA	The University of Georgia	100	336
River Club Apartments	Athens, GA	The University of Georgia	266	792
Villas on Apache	Tempe, AZ	Arizona State University	111	288
Campus Club - Statesboro	Statesboro, GA	Georgia Southern University	276	984

The properties discussed above are included in the wholly-owned properties segment (see Note 18).  Below is a summary of the results of operations for the properties discussed above through their respective disposition dates for all periods presented:

	Year Ended December 31,
	2013	2012	2011
Total revenues	$16,191	$30,144	$37,036
Total operating expenses	(7,220)	(12,641)	(16,195)
Depreciation and amortization	(2,487)	(5,991)	(8,431)
Provision for asset impairment	—	—	(559)
Operating income	6,484	11,512	11,851
Total nonoperating expenses	(1,660)	(2,784)	(2,696)
Net income	$4,824	$8,728	$9,155

7. Investments in Wholly-Owned Properties

Wholly-owned properties consisted of the following:

	December 31,
	2013	2012
Land (1) (2)	$575,944	$550,274
Buildings and improvements	4,759,879	4,351,239
Furniture, fixtures and equipment (2)	267,022	227,409
Construction in progress (2)	121,923	138,923
	5,724,768	5,267,845
Less accumulated depreciation	(525,760)	(396,469)
Wholly-owned properties, net (3)	$5,199,008	$4,871,376

(1)
The land balance above includes undeveloped land parcels with book values of approximately $40.6 million and $30.7 million as of December 31, 2013 and 2012, respectively. Also includes land totaling approximately $39.4 million and $41.6 million as of December 31, 2013 and 2012, respectively, related to properties under development.

(2)
Land, furniture, fixtures and equipment and construction in progress as of December 31, 2013 include $3.6 million, $0.5 million and $6.6 million, respectively, related to the University Walk property located in Knoxville, Tennessee, that will serve students attending the University of Tennessee. In July 2013, the Company entered into a purchase and contribution agreement with a private developer whereby the Company is obligated to purchase the property as long as the developer meets certain construction deadlines and other closing conditions. The development of the property is anticipated to be completed in August 2014. The entity is financed with an $8.8 million mezzanine loan from the Company, a $19.0 million construction loan from a third-party lender and a $1.5 million equity contribution from the developer. The Company is responsible for leasing, management, and initial operations of the project while the third-party developer is responsible for the development of the property. The entity that owns University Walk is deemed to be a variable interest entity ("VIE") and the Company is determined to be the primary beneficiary of the VIE. As such, the assets and

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

liabilities of the entity owning the property are included in the Company's and the Operating Partnership's consolidated financial statements.

(3)	The balance above excludes Hawks Landing which was classified as wholly-owned property Held for Sale in the accompanying consolidated balance sheet as of December 31, 2013.

8. On-Campus Participating Properties

The Company is a party to ground/facility lease agreements (“Leases”) with three university systems (each, a “Lessor”) for the purpose of developing, constructing, and operating student housing facilities on university campuses. Under the terms of the Leases, title to the constructed facilities is held by the applicable Lessor and such Lessor receives a de minimis base rent paid at inception and 50% of defined net cash flows on an annual basis through the term of the lease.  The Leases with the Texas A&M University and University of Houston systems terminate upon the earlier to occur of the final repayment of the related debt, the amortization period of which is contractually stipulated, or the end of the lease term. The Lease with West Virginia University has an initial term of 40 years with two 10-year extensions at the Company's option.

Pursuant to the Leases with the Texas A&M University and University of Houston systems, in the event the leasehold estates do not achieve Financial Break Even (defined as revenues less operating expenses, excluding management fees, less debt service), the applicable Lessor would be required to make a rental payment, also known as the Contingent Payment, sufficient to achieve Financial Break Even.  The Contingent Payment provision remains in effect until such time as any financing placed on the facilities would receive an investment grade rating without the Contingent Payment provision.  In the event that the Lessor is required to make a Contingent Payment, future net cash flow distributions would be first applied to repay such Contingent Payments and then to unpaid management fees prior to normal distributions.  Beginning in November 1999 and December 2002, as a result of the debt financing on the facilities achieving investment grade ratings without the Contingent Payment provision, the Texas A&M University System is no longer required to make Contingent Payments under either the Prairie View A&M University Village or University College Leases.  The Contingent Payment obligation continues to be in effect for the Texas A&M International University and University of Houston leases.

The Company may not sell, assign, convey or transfer its leasehold interest in the West Virginia University student housing facility. In the event the Company seeks to sell its leasehold interest in the other four facilities, the Leases provide the applicable Lessor the right of first refusal of a bona fide purchase offer and an option to purchase the lessee’s rights under the applicable Lease.  Additionally, as discussed in Note 11, three of the on-campus participating properties are 100% financed with project-based taxable bonds.

In conjunction with the execution of each Lease, the Company has entered into separate agreements to manage the related facilities for a fee equal to a percentage of defined gross receipts. The terms of the management agreements are not contingent upon the continuation of the Leases.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On-campus participating properties are as follows:

			Historical Cost – December 31,
Lessor/University	Lease Commencement	Required Debt Repayment	2013	2012
Texas A&M University System / Prairie View A&M University (1)	2/1/1996	9/1/2023	$42,288	$41,485
Texas A&M University System / Texas A&M International	2/1/1996	9/1/2023	6,767	6,651
Texas A&M University System / Prairie View A&M University (2)	10/1/1999	8/31/2025	26,275	25,766
		8/31/2028
University of Houston System / University of Houston (3)	9/27/2000	8/31/2035	36,126	35,936
West Virginia University Project / West Virginia University (4)	7/16/2013	7/16/2045	19,249	—
			130,705	109,838
Less accumulated amortization			(57,249)	(52,492)
On-campus participating properties, net			$73,456	$57,346

(1)	Consists of three phases placed in service between 1996 and 1998.

(2)	Consists of two phases placed in service in 2000 and 2003.

(3)	Consists of two phases placed in service in 2001 and 2005.

(4)
In July 2013, construction commenced on this facility which is scheduled to be placed in service in August 2014. Due to our involvement in the construction of the facility, any fees paid to the Company/lessee for development and construction management services during the construction period are deferred and amortized to revenue over the lease term.

9. Noncontrolling Interests

Operating Partnership

Partially-owned properties: As of December 31, 2013, the Operating Partnership consolidates three joint ventures that own and operate University Village at Sweet Home, University Centre and Villas at Chestnut Ridge owned-off campus properties.  The portion of net assets attributable to the third-party partners in these joint ventures is classified as “noncontrolling interests - partially owned properties” within capital on the accompanying consolidated balance sheets of the Operating Partnership.  Accordingly, the third-party partners’ share of the income or loss of the joint ventures is reported on the consolidated statements of comprehensive income of the Operating Partnership as “net income attributable to noncontrolling interests – partially owned properties.”

In July 2013, the Company acquired the remaining 20.5% noncontrolling interest from the third-party partner in the joint venture that owns and operates The Varsity.

As discussed in more detail in Note 7, the Company entered into a purchase and contribution agreement with a private developer whereby the Company is obligated to purchase the property (University Walk) as long as the developer meets certain construction completion deadlines and other closing conditions.  The $1.5 million equity contribution from the developer is reflected as noncontrolling interests - partially owned properties within capital on the accompanying consolidated balance sheet of the Operating Partnership as of December 31, 2013.

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

Below is a table summarizing the activity of redeemable limited partners for the years ended December 31, 2013 and 2012:

Balance, December 31, 2011	$42,529
Net income	847
Distributions	(1,446)
Redeemable limited partner units issued as consideration (see Note 5)	15,000
Conversion of redeemable limited partner units into shares of ACC common stock	(1,222)
Redemption of redeemable limited partner units for cash	(132)
Adjustments to reflect redeemable limited partner units at fair value	1,958
Balance, December 31, 2012	$57,534
Net income	1,359
Distributions	(1,823)
Redeemable limited partner units issued as consideration (see Note 5)	3,451
Conversion of redeemable limited partner units into shares of ACC common stock	(23)
Adjustments to reflect redeemable limited partner units at fair value	(12,534)
Balance, December 31, 2013	$47,964

During the year ended December 31, 2013, 1,500 Series A preferred units were converted into an equal number of shares of ACC’s common stock and during the year ended December 31, 2012, 88,457 common OP units were converted into an equal number of shares of ACC’s common stock.  As of December 31, 2013 and 2012, approximately 1.3% and 1.2%, respectively, of the equity interests of the Operating Partnership was held by owners of common OP Units and Series A preferred units not held by ACC or ACC Holdings.

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

10. Investments in Unconsolidated Joint Ventures

As of December 31, 2013, the Company owned a noncontrolling interest in one unconsolidated joint venture that is accounted for utilizing the equity method of accounting.  The investment consists of a noncontrolling equity interest in a joint venture with the United States Navy that owns military housing privatization projects located on naval bases in Norfolk and Newport News, Virginia.  In 2010, the Company discontinued applying the equity method in regards to its investment in this joint venture as a result of the Company’s share of losses exceeding its investment in the joint venture.  Because the Company has not guaranteed any obligations of the investee and is not otherwise committed to provide further financial support to the investee, it therefore suspended recording its share of losses once the investment was reduced to zero.  We also earn fees for providing management services to this joint venture, which totaled approximately $1.6 million for each of the years ended December 31, 2013, 2012 and 2011, respectively.

In January 2012, we acquired full ownership interest in University Heights from a joint venture with Fidelity in which we previously held a 10% interest (hereinafter referred to as "Fund II").  The acquisition of the property was accounted for as a business combination achieved in stages and as a result, the Company was required to remeasure its equity method investment in University Heights to its acquisition-date fair value and recognize the resulting loss in earnings.  The Company recorded a loss of approximately $0.1 million which is included in other nonoperating income on the accompanying consolidated statements of comprehensive income for the year ended December 31, 2012.  As University Heights represented the only property owned by Fund II, subsequent to the acquisition we no longer have an equity method investment in Fund II.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Debt

A summary of the Company’s outstanding consolidated indebtedness, including unamortized debt premiums and discounts, is as follows:

	December 31,
	2013	2012
Debt secured by wholly-owned properties:
Mortgage loans payable:
Unpaid principal balance	$1,300,371	$1,288,482
Unamortized debt premiums	74,575	90,091
Unamortized debt discounts	(2,021)	(3,506)
	1,372,925	1,375,067
Construction loans payable (1)	44,638	57,355
	1,417,563	1,432,422
Debt secured by on-campus participating properties:
Mortgage loans payable	31,380	31,768
Bonds payable	42,440	44,915
Construction loan payable	15,833	—
	89,653	76,683
Secured mortgage, construction and bond debt	1,507,216	1,509,105
Secured agency facility	87,750	104,000
Unsecured notes, net of unamortized original issue discount	398,721	—
Unsecured revolving credit facility	150,700	258,000
Unsecured term loans	600,000	350,000
Total debt	$2,744,387	$2,221,105

(1)
Construction loans payable as of December 31, 2012 includes $12.7 million related to two constructions loans that financed the development and construction of Townhomes at Newtown Crossing and The Lodges of East Lansing Phase II, VIEs the Company included in its consolidated financial statements during the construction phase. The sellers/developers paid off their respective construction loans with proceeds from the Company's purchase of the properties in the third quarter of 2013 (see Note 5).

Mortgage and Construction Loans Payable

Mortgage loans payable generally feature either monthly interest and principal payments or monthly interest-only payments with balloon payments due at maturity.  For purposes of classification in the following table, variable rate mortgage loans subject to interest rate swaps are deemed to be fixed rate, due to the Company having effectively fixed the interest rate for the underlying debt instrument.  Construction loans payable generally feature monthly payments of interest only during the term of the loan and any accrued interest and outstanding borrowings become due at maturity.  Mortgage and construction loans payable, excluding debt premiums and discounts, consisted of the following as of December 31, 2013:

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

			As of December 31, 2013
	Principal Outstanding		Weighted	Weighted	Number of
	December 31,		Average	Average	Properties
	2013	2012	Interest Rate	Years to Maturity	Encumbered
Fixed Rate:
Mortgage loans payable (1)	$1,331,751	$1,320,250	5.31%	4.3 years	62
Construction loan payable (2)	15,833	—	3.85%	31.6 years	1
Variable Rate:
Construction loans payable (3)	44,638	57,355	1.62%	0.4 years	3
Total	$1,392,222	$1,377,605	5.18%	4.5 years	66

(1)	Fixed rate mortgage loans payable mature at various dates from February 2014 through November 2041 and carry interest rates ranging from 3.05% to 7.15%.

(2)	Interest rate is fixed for the first five years and variable for the remaining term of loan.

(3)
Variable rate construction loans payable mature at various dates from May 2014 through December 2015 and carry interest rates based on LIBOR plus a spread, which translate into interest rates ranging from 1.62% to 2.94% at December 31, 2013. Includes a construction loan used to finance the development and construction of University Walk, a VIE the Company includes in its consolidated financial statements during the construction phase. This construction loan had a one thousand dollar balance at December 31, 2013.

During the twelve months ended December 31, 2013, the following transactions occurred:

	Mortgage Loans Payable	Construction Loans Payable
Balance, December 31, 2012	$1,406,835	$57,355
Additions:
Assumption of mortgage loans payable (1)	97,000	—
Additional mortgage borrowing upon acquisition of property (2)	10,250	—
Draws under advancing construction notes payable (3)	—	15,833
Draws under advancing construction notes payable (non-cash) VIEs (4)	—	32,788
Deductions:
Payoff of maturing mortgage notes payable (5)	(82,066)	—
Payoff of construction notes payable (non-cash) VIEs (4)	—	(45,505)
Scheduled repayments of principal	(13,682)	—
Amortization of debt premiums and discounts	(14,032)	—
Balance, December 31, 2013	$1,404,305	$60,471

(1)
In connection with the Company's purchase of Cardinal Towne in November 2013, we assumed an existing $37.2 million fixed rate mortgage loan associated with a New Markets Tax Credit ("NMTC") structure inherited from the seller. The debt is partially offset by a loan receivable of approximately $28.3 million that was also assumed by the Company as part of the NMTC structure. In connection with the Company's purchase of Park Point in October 2013, we assumed an existing $59.8 million variable rate mortgage loan.

(2)
In connection with the Company's purchase of Park Point in October 2013, we borrowed an additional $10.2 million resulting in a new $70.0 million variable rate mortgage loan (see preceding note). On the acquisition date, the Company entered into an interest rate swap contract to hedge the variable cash flows associated with interest payments on this LIBOR-based mortgage loan (see Note 14 for more details).

(3)
Represents draws from one construction loan used to finance the development and construction of an on-campus participating property located in Morgantown, West Virginia, which is scheduled to open for occupancy in August 2014.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4)
Represents draws from two construction loans used to finance the development and construction of Townhomes at Newtown Crossing and The Lodges of East Lansing Phase II, VIEs the Company included in its consolidated financial statements during the construction phase. The sellers/developers paid off their respective construction loans with proceeds from the Company's purchase of the properties in the third quarter of 2013 (see Note 5).

(5)	The Company paid off fixed rate mortgage debt secured by the following wholly-owned properties: University Pines, University Gables, University Crossings, The Outpost San Marcos and University Mills.

Bonds Payable

Three of the on-campus participating properties are 100% financed with outstanding project-based taxable bonds.  Under the terms of these financings, one of the Company’s special purpose subsidiaries publicly issued three series of taxable bonds and loaned the proceeds to three special purpose subsidiaries that each hold a separate leasehold interest.  The bonds encumbering the leasehold interests are non-recourse, subject to customary exceptions.  Although a default in payment by these special purpose subsidiaries could result in a default under one or more series of bonds, indebtedness of any of these special purpose subsidiaries is not cross-defaulted or cross-collateralized with indebtedness of the Company, the Operating Partnership or other special purpose subsidiaries.  Repayment of principal and interest on these bonds is insured by MBIA, Inc.  Interest and principal are paid semi-annually and annually, respectively, through maturity.  Covenants include, among other items, budgeted and actual debt service coverage ratios.  Bonds payable at December 31, 2013 consisted of the following:

			Principal	Weighted		Required
Series	Mortgaged Facilities Subject to Leases	Original	December 31, 2013	Average Rate	Maturity Date	Monthly Debt Service
1999	University Village-PVAMU/TAMIU	$39,270	$24,590	7.75%	September 2023	$302
2001	University College–PVAMU	20,995	14,620	7.55%	August 2025	158
2003	University College–PVAMU	4,325	3,230	6.08%	August 2028	28
	Total/weighted average rate	$64,590	$42,440	7.55%		$488

Unsecured Notes

In April 2013, the Operating Partnership issued $400 million in senior unsecured notes under its existing shelf registration.  These 10-year notes were issued at 99.659 percent of par value with a coupon of 3.750 percent and a yield of 3.791 percent, and are fully and unconditionally guaranteed by the Company.  Interest on the notes is payable semi-annually on April 15 and October 15 and the notes will mature on April 15, 2023.  Net proceeds from the sale of the unsecured notes totaled approximately $394.4 million after deducting the underwriting discount and estimated offering expenses.  The Company used $321.0 million of the offering proceeds to pay down the outstanding balance on its revolving credit facility in full.  The terms of the unsecured notes include certain financial covenants that require the Operating Partnership to limit the amount of total debt and secured debt as a percentage of total asset value, as defined.  In addition, the Operating Partnership must maintain a minimum ratio of unencumbered asset value to unsecured debt, as well as a minimum interest coverage level.  As of December 31, 2013, the Company was in compliance with all such covenants.

Unsecured Credit Facility

On December 18, 2013, the Company entered into a Fourth Amended and Restated Credit Agreement (the “Agreement”). Pursuant to the Agreement, the Company borrowed $250 million under a new term loan facility (“Term Loan II Facility”) and increased the size of its existing unsecured revolving credit facility to $500 million, such that, when combined with the Company’s existing $350 million term loan facility (“Term Loan I Facility”), the Company has an aggregate unsecured credit facility of $1.1 billion, which may be expanded by up to an additional $500 million upon the satisfaction of certain conditions. The Company used the proceeds from the $250 million Term Loan II Facility to repay outstanding amounts on the revolving credit facility.

In addition, in connection with the Agreement, the maturity date of the revolving credit facility was extended from January 10, 2016 to March 1, 2018, and can be extended for an additional 12 months to March 1, 2019, subject to the satisfaction of certain conditions. The maturity date of the Term Loan I Facility remained the same but can be extended to January 10, 2019 through the exercise of two 12-month extension options, subject to the satisfaction of certain conditions. The maturity date of the Term Loan II Facility is March 1, 2019.
The Agreement provides for the interest rate on each loan at a variable rate, at the Company’s option, based upon a base rate or one-, two-, three- or six-month LIBOR, plus, in each case, a spread based upon the Company’s investment grade rating from either

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Moody’s Investor Services, Inc. or Standard & Poor’s Rating Group. As of December 31, 2013, the Term Loan II Facility bore interest at a variable rate of 1.67% per annum (0.17% + 1.50% spread). The Company has entered into multiple interest rate swap contracts with notional amounts totaling $350 million that effectively fix the interest rate to a weighted average annual rate of 0.88% on the outstanding balance of the Term Loan I Facility. Including the current spread of 1.50%, the all-in weighted average annual rate on the Term Loan I Facility was 2.38% at December 31, 2013. Refer to Note 14 for more information on the interest rate swap contracts mentioned above.
Availability under the revolving credit facility is limited to an “aggregate borrowing base amount” equal to 60% of the value of the Company’s unencumbered properties, calculated as set forth in the Credit Facility.  Additionally, the Company is required to pay a facility fee of 0.25% per annum on the $500 million revolving credit facility.  As of December 31, 2013, the revolving credit facility bore interest at a weighted average annual rate of 1.72% (0.17% + 1.30% spread + 0.25% facility fee), and availability under the revolving credit facility totaled $349.3 million.

The terms of the Credit Facility include certain restrictions and covenants, which limit, among other items, the incurrence of additional indebtedness, liens, and the disposition of assets.  The facility contains customary affirmative and negative covenants and also contains financial covenants that, among other things, require the Company to maintain certain minimum ratios of “EBITDA” (earnings before interest, taxes, depreciation and amortization) to fixed charges and total indebtedness.  The Company may not pay distributions that exceed a specified percentage of funds from operations, as adjusted, for any four consecutive quarters.  The financial covenants also include consolidated net worth and leverage ratio tests.  As of December 31, 2013, the Company was in compliance with all such covenants.

Secured Agency Facility

The Company has a $125 million secured revolving credit facility with a Freddie Mac lender.  The facility has a five-year term and is currently secured by 8 properties referred to as the “Collateral Pool.”  The facility bears interest at one- or three-month LIBOR plus a spread that varies based on the debt service ratio of the Collateral Pool.  Additionally, the Company is required to pay an unused commitment fee of 1.0% per annum.  As of December 31, 2013, the secured agency facility bore interest at a weighted average annual rate of 2.20%.  The secured agency facility includes some, but not all, of the same financial covenants as the unsecured credit facility, described above.  As of December 31, 2013, the Company was in compliance with all such covenants.

Schedule of Debt Maturities

Scheduled debt maturities (reflecting automatic extensions where applicable) for each of the five years subsequent to December 31, 2013 and thereafter, are as follows:

	Scheduled Principal	Due at Maturity	Total
2014	$15,729	$309,158	$324,887
2015	13,439	213,403	226,842
2016	12,541	201,896	214,437
2017	12,537	467,277	479,814
2018	11,873	311,904	323,777
Thereafter	51,176	1,052,179	1,103,355
	$117,295	$2,555,817	$2,673,112

Payment of principal and interest were current at December 31, 2013.  Certain of the mortgage notes and bonds payable are subject to prepayment penalties.

12. Stockholders’ Equity / Partners’ Capital

Stockholders’ Equity – Company

In March 2013, the Company established a new at-the-market share offering program (the “ATM Equity Program”) through which the Company may issue and sell, from time to time, shares of common stock having an aggregate offering price of up to $500 million.  Actual sales under the program will depend on a variety of factors, including, but not limited to, market conditions, the trading price of the Company’s common stock and determinations of the appropriate sources of funding for the Company.  The

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company has not sold any shares under the ATM Equity Program and has $500 million available for issuance under this program as of December 31, 2013.

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

During the year ended December 31, 2012, ACC sold approximately 1.8 million shares at a weighted average price of $41.61 per share under its 2011 at-the-market share offering program (the “2011 ATM Equity Program”).  Net proceeds received under this program during the year ended December 31, 2012, totaled approximately $73.9 million, after payment of approximately $1.1 million of commissions paid to sales agents.  As of December 31, 2012, no further common shares were available for issuance under the 2011 ATM Equity Program.

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

Partners’ Capital – Operating Partnership

In connection with the purchase of Townhomes at Newtown Crossing in September 2013, we issued 97,143 common units to the seller, valued at $35.53 per unit. See Note 5 for more details.

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

13. Incentive Award Plan

In May 2010, the Company’s stockholders approved the American Campus Communities, Inc. 2010 Incentive Award Plan (the “Plan”).  The Plan provides for the grant of various stock-based incentive awards to selected employees and directors of the Company and the Company’s affiliates.  The types of awards that may be granted under the Plan include incentive stock options, nonqualified stock options, restricted stock awards (“RSAs”), restricted stock units (“RSUs”), profits interest units (“PIUs”) and other stock-based awards.  The Company has reserved a total of 1.7 million shares of the Company’s common stock for issuance pursuant to the Plan, subject to certain adjustments for changes in the Company’s capital structure, as defined in the Plan.  As of December 31, 2013, 1,295,625 shares were available for issuance under the Plan.

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

Upon reelection to the Board of Directors in May 2013, all members of the Company’s Board of Directors were granted RSUs in accordance with the Plan.  These RSUs were valued at $95,000 for the Chairman of the Board of Directors and at $71,500 for all other members.  The number of RSUs was determined based on the fair market value of the Company’s stock on the date of grant,

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

as defined in the Plan.  All awards vested and settled immediately on the date of grant, and the Company delivered shares of common stock and cash, as determined by the Compensation Committee of the Board of Directors.

A summary of the Company’s RSUs under the Plan for the years ended December 31, 2013 and 2012 is presented below:

	Number of RSUs	Weighted-Average Grant Date Fair Value Per RSU
Outstanding at December 31, 2011	—	$—
Granted	10,015	45.04
Settled in common shares	(1,558)	45.04
Settled in cash	(8,457)	45.04
Outstanding at December 31, 2012	—	$—
Granted	10,265	44.09
Settled in common shares	(4,572)	44.09
Settled in cash	(5,693)	44.09
Outstanding at December 31, 2013	—	$—

The Company recognized expense of approximately $0.5 million, $0.5 million and $0.3 million for the years ended December 31, 2013, 2012 and 2011, respectively, reflecting the fair value of the RSUs issued on the date of grant.  The weighted-average grant-date fair value for each RSU granted during the year ended December 31, 2011 was $35.02.

Restricted Stock Awards

The Company awards RSAs to its executive officers and certain employees that generally vest in equal annual installments over a five year period.  Unvested awards are forfeited upon the termination of an individual’s employment with the Company under specified circumstances.  Recipients of RSAs receive dividends, as declared by the Company’s Board of Directors, on unvested shares, provided that the recipient continues to be employed by the Company.  A summary of the Company’s RSAs under the Plan for the years ended December 31, 2013 and 2012 is presented below:

	Number of RSAs	Weighted-Average Grant Date Fair Value Per RSA
Nonvested balance at December 31, 2011	549,300	$27.02
Granted	220,265	41.37
Vested	(113,345)	26.65
Forfeited (1)	(80,552)	28.34
Nonvested balance at December 31, 2012	575,668	$32.40
Granted	232,966	47.64
Vested	(111,533)	29.64
Forfeited (1)	(94,910)	32.15
Nonvested balance at December 31, 2013	602,191	$38.84

(1) Includes shares withheld to satisfy tax obligations upon vesting.

The fair value of RSA’s is calculated based on the closing market value of the Company’s common stock on the date of grant.  The fair value of these awards is amortized to expense over the vesting periods, which amounted to approximately $6.4 million, $5.3 million and $4.3 million for the years ended December 31, 2013, 2012 and 2011, respectively.  The weighted-average grant date fair value for each RSA granted and forfeited during the year ended December 31, 2011 was $31.55 and $25.52, respectively.

The total fair value of RSAs vested during the year ended December 31, 2013, was approximately $8.2 million.  Additionally, as of December 31, 2013, the Company had approximately $17.6 million of total unrecognized compensation cost related to these RSAs, which is expected to be recognized over a remaining weighted-average period of 3.0 years.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Under the Plan, if an employee experiences a termination of service on account of death, disability or retirement, the employee’s unvested RSAs become fully vested.  As defined in the Plan, retirement means a termination of service following the date on which the sum of an employee’s full years of service (a minimum of 120 contiguous full months) and the employee’s age on the date of termination (a minimum of 50 years of age) equals or exceeds 70 years.  Under the Plan’s definition of retirement, the Company’s chief executive officer will become retirement eligible in 2014.

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

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements.  To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy.  Interest rate swaps designated as cash flow hedges involve the receipt of variable rate amounts from a counterparty in exchange for the Company making fixed rate payments over the life of the agreements without exchange of the underlying notional amount.  The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Loss and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  No portion of designated hedges was ineffective during the years ended December 31, 2013, 2012 and 2011.

As discussed in Note 11, in connection with the Company's purchase of Park Point on October 8, 2013, we assumed an existing mortgage loan which carries a variable interest rate based on one-month LIBOR plus a 1.50% spread. As part of this transaction, the Company assumed an existing interest rate swap agreement from the seller which was terminated on the acquisition date and a termination payment of approximately $2.1 million was made by the Company to the counterparty lender. Immediately following the Company's termination of the existing interest rate swap agreement, we entered into a new swap contract with a notional amount of $70.0 million, used to hedge the variable cash flows associated with interest payments on this LIBOR-based mortgage loan.

The Company also has four interest rate swap contracts with notional amounts totaling $350 million used to hedge the variable cash flows associated with interest payments on the LIBOR-based Term Loan I Facility. In addition, the Company has an interest rate swap contract with a current notional amount of $31.4 million used to hedge the variable cash flows associated with the Cullen Oaks Phase I and Phase II loans.

The following table summarizes the Company’s outstanding interest rate swap contracts as of December 31, 2013:

Hedged Debt Instrument	Effective Date	Maturity Date	Pay Fixed Rate	Receive Floating Rate Index	Current Notional Amount	Fair Value
Cullen Oaks mortgage loans	Feb 15, 2007	Feb 15, 2014	6.689%	LIBOR – 1 mo. plus 1.35%	$31,380	$(215)
Term Loan I Facility	Feb 2, 2012	Jan 2, 2017	0.8695%	LIBOR – 1 month	125,000	(409)
Term Loan I Facility	Feb 2, 2012	Jan 2, 2017	0.88%	LIBOR – 1 month	100,000	(359)
Term Loan I Facility	Feb 2, 2012	Jan 2, 2017	0.8875%	LIBOR – 1 month	62,500	(241)
Term Loan I Facility	Feb 2, 2012	Jan 2, 2017	0.889%	LIBOR – 1 month	62,500	(242)
Park Point mortgage loan	Nov 1, 2013	Oct 5, 2018	1.545%	LIBOR – 1 month	70,000	31
				Total	$451,380	$(1,435)

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of December 31, 2013 and 2012:

	Asset Derivatives			Liability Derivatives
		Fair Value as of			Fair Value as of
Description	Balance Sheet Location	December 31, 2013	December 31, 2012	Balance Sheet Location	December 31, 2013	December 31, 2012

Interest rate swap contracts	Other assets	$31	$—	Other liabilities	$1,466	$6,661
Total derivatives designated as hedging instruments		$31	$—		$1,466	$6,661

15. Fair Value Disclosures

The following table presents information about the Company’s financial instruments measured at fair value on a recurring basis as of December 31, 2013 and 2012, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.  In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities the Company has the ability to access.  Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.  Level 2 inputs include quoted prices for similar assets and liabilities in active markets and inputs other than quoted prices observable for the asset or liability, such as interest rates and yield curves observable at commonly quoted intervals.  Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

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

Disclosures concerning financial instruments measured at fair value are as follows:

	Fair Value Measurements as of
	December 31, 2013				December 31, 2012
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Derivative financial instruments	$—	$31	$—	$31	$—	$—	$—	$—
Liabilities:
Derivative financial instruments	$—	$1,466	$—	$1,466	$—	$6,661	$—	$6,661
Mezzanine:
Redeemable noncontrolling interests (Company)/Redeemable limited partners (Operating Partnership)	$—	$47,964	$—	$47,964	$—	$57,534	$—	$57,534

The Company uses derivative financial instruments, specifically interest rate swaps, for nontrading purposes.  The Company uses interest rate swaps to manage interest rate risk arising from previously unhedged interest payments associated with variable rate debt.  Through December 31, 2013, derivative financial instruments were designated and qualified as cash flow hedges.  Derivative contracts with positive net fair values inclusive of net accrued interest receipts or payments are recorded in other assets.  Derivative contracts with negative net fair values, inclusive of net accrued interest payments or receipts, are recorded in other liabilities.  The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative.  This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves.  The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts).  The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.

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

Although the Company has determined the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparty.  However, as of December 31, 2013 and 2012, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivative financial instruments.  As a result, the Company has determined each of its derivative valuations in its entirety is classified in Level 2 of the fair value hierarchy.

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

Secured Agency Facility, Unsecured Term Loans, Unsecured Revolving Credit Facility, and Construction Loans: The fair value of these instruments approximates carrying values due to the variable interest rate feature of these instruments.

Loans Receivable: In April 2013, the Company acquired a protective advance note and outstanding bond insurer claim (collectively “loans receivable”). See Note 17 herein for additional details regarding this transaction. The fair value of loans receivable is based on a discounted cash flow analysis consisting of scheduled cash flows and discount rate estimates to approximate those that a willing buyer and seller might use. These financial instruments utilize Level 3 inputs.

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

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below contains the estimated fair value and related carrying amounts for the Company’s financial instruments as of December 31, 2013 and 2012:

	December 31, 2013		December 31, 2012
	Estimated Fair Value	Carrying Amount	Estimated Fair Value	Carrying Amount
Assets:
Loans receivable	$49,154	$51,192	$—	$—
Liabilities:
Unsecured notes	$372,420	$398,721	$—	$—
Mortgage loans	$1,382,773	$1,404,305	$1,437,851	$1,406,835
Bonds payable	$44,908	$42,440	$52,778	$44,915

16. Lease Commitments

The Company as lessee has entered into ground/facility lease agreements with university systems and other third parties for the purpose of financing, constructing and operating student housing properties.  Under the terms of the ground/facility leases, the lessor typically receives annual minimum rent during the earlier years and variable rent based upon the operating performance of the property during the latter years.  The Company recognizes rent expense under the straight-line method over the term of the lease and any difference between the straight-line rent amount and amount payable under the lease terms is recorded as prepaid or deferred rent.  As of December 31, 2013 and 2012, prepaid ground rent totaled approximately $2.3 million and $1.4 million, respectively.

A summary of the Company’s ground/facility lease agreements and related rent expense and/or capitalized rent for the year ended December 31, 2013 is summarized below:

Property	Primary University Served	Lease Commencement Date	Lease Term	Extension Option	2013 Rent Expense	2013 Rent Capitalized
On-campus ACE properties: (1)
Barrett Honors College	Arizona State University	October 2007	65 years	2, 10 year options	$37	$—
Vista del Sol	Arizona State University	December 2006	65 years	2, 10 year options	1,209	—
Lobo Village	University of New Mexico	May 2010	40 years	3, 10 year options	340	—
Casas del Rio	University of New Mexico	May 2011	40 years	3, 10 year options	494
Hilltop Townhomes	Northern Arizona University	May 2011	40 years	4, 10 year options	335	—
The Suites	Northern Arizona University	May 2011	40 years	4, 10 year options	212	—
University Pointe at College Station	Portland State University	December 2010	65 years	2, 10 year options	269	—
University Crossings (2)	Drexel University	August 2013	40 years	3, 10 year options	98	—
University Village Northwest	Prairie View A&M University	March 2011	30 years	none	11	—
Off-campus properties: (1)
University Centre	Rutgers University	August 2005	95 years	none	340	—
University Village	Temple University	October 2003	75 years	4, 6 year options	184	—
The Province – Tampa	University of South Florida	November 2012	45 yrs.	5, 10 year options	887	—
5 Twenty Four Angliana	University of Kentucky	November 2012	30 yrs.	none	160	—
5 Twenty Five Angliana	University of Kentucky	November 2012	35 yrs.	none	163	—
2013 Deliveries:
Callaway House at Austin (3)	University of Texas at Austin	February 2011	99 years	2, 30 year options	133	149
Chestnut Square (ACE) (4)	Drexel University	January 2012	40 years	3, 10 year options	85	169
University View (ACE) (3)	Prairie View A&M University	October 2012	40 years	none	8	11
2014 / 2015 Deliveries:
U Centre at Northgate (ACE) (5)	Texas A&M University	July 2013	40 years	2, 10 year options	—	491
The Suites Phase II (ACE) (5)	Northern Arizona University	September 2013	40 years	4, 10 year options	—	14
Lancaster Project (ACE) (6)	Drexel University	August 2013	40 years	3, 10 year options	—	236
Total					$4,965	$1,070

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	These student housing properties were operational for the entire year ended December 31, 2013.

(2)
In August 2013, the Company entered into an agreement to convey fee interest in a parcel of land, on which one of our student housing properties resides, to Drexel University (the “University”). Concurrent with the land conveyance, the Company as lessee entered into a ground lease agreement with the University as lessor for an initial term of 40 years, with three 10-year extensions, at the Company’s option. The Company is not required to make ground lease payments to the University during the lease term unless the University is able to negotiate a reduction in real estate taxes with the city of Philadelphia. In such case, the ground lease payment will equal any real estate tax savings.

(3)	Straight-lined rental amounts were capitalized during the construction period and expensed upon the commencement of operations in August 2013.

(4)	Straight-lined rental amounts were capitalized during the construction period and expensed upon the commencement of operations in September 2013.

(5)	Scheduled to open for occupancy in August 2014.

(6)	Scheduled to open for occupancy in September 2015.

The Company is a party to a lease for corporate office space beginning December 17, 2010, and expiring December 31, 2020. The terms of leases provide for a period of free rent and scheduled rental rate increases and common area maintenance charges upon expiration of the free rent period. The Company also has various operating leases for furniture, office and technology equipment, which expire through 2022.

Rental expense under the operating lease agreements (including ground/facility leases) approximated $6.5 million, $4.1 million and $3.2 million for the years ended December 31, 2013, 2012 and 2011, respectively. There were no capital lease obligations outstanding as of December 31, 2013. Future minimum commitments over the life of all leases subsequent to December 31, 2013, are as follows:

Operating
2014	$6,644
2015	6,587
2016	7,122
2017	6,970
2018	6,917
Thereafter	239,904
Total minimum lease payments	$274,144

17. Commitments and Contingencies

Commitments

Development-related guarantees: For certain of its third-party development projects, the Company commonly provides alternate housing and project cost guarantees, subject to force majeure.  These guarantees are typically limited, on an aggregate basis, to the amount of the projects’ related development fees or a contractually agreed-upon maximum exposure amount.  Alternate housing guarantees typically expire five days after construction is complete and generally require the Company to provide substitute living quarters and transportation for students to and from the university if the project is not complete by an agreed-upon completion date.  Under project cost guarantees, the Company is responsible for the construction cost of a project in excess of an approved budget.   The budget consists primarily of costs included in the general contractors’ guaranteed maximum price contract (“GMP”).  In most cases, the GMP obligates the general contractor, subject to force majeure and approved change orders, to provide completion date guarantees and to cover cost overruns and liquidated damages.  In addition, the GMP is typically secured with payment and performance bonds.  Project cost guarantees expire upon completion of certain developer obligations, which are normally satisfied within one year after completion of the project. The Company’s estimated maximum exposure amount under the above guarantees is immaterial as of December 31, 2013.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In the normal course of business, the Company enters into various development-related purchase commitments with parties that provide development-related goods and services.  In the event that the Company was to terminate development services prior to the completion of projects under construction, the Company could potentially be committed to satisfy outstanding purchase orders with such parties.  At December 31, 2013, management did not anticipate any material deviations from schedule or budget related to third-party development projects currently in progress.

In August 2013, the Company entered into an agreement to convey fee interest in a parcel of land, on which one of our student housing properties resides, to Drexel University (the “University”). Concurrent with the land conveyance, the Company as lessee entered into a ground lease agreement with the University as lessor for an initial term of 40 years, with three 10-year extensions, at the Company’s option (see Note 16). As part of the ground lease agreement, the Company committed to spend a minimum of $22.3 million in renovation and capital improvement costs over a five year period to improve the unit finishes, expand and improve amenity space and upgrade the exterior façade and other systems. In addition, the Company also agreed to convey the building and improvements to the University at an undetermined date in the future and to pay real estate transfer taxes not to exceed $2.4 million. The Company paid approximately $0.6 million in real estate transfer taxes upon the conveyance of land to the University leaving approximately $1.8 million to be paid by the Company upon the transfer of the building and improvements to the University.

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

	Year Ended December 31,
	2013	2012	2011
Wholly-Owned Properties
Rental revenues	$621,117	$424,022	$321,907
Interest and other income	152	40	63
Total revenues from external customers	621,269	424,062	321,970
Operating expenses before depreciation, amortization, ground/facility lease, and allocation of corporate overhead	(300,207)	(200,799)	(154,674)
Ground/facility leases	(2,956)	(2,148)	(1,329)
Interest expense	(45,401)	(32,624)	(33,912)
Operating income before depreciation, amortization and allocation of corporate overhead	$272,705	$188,491	$132,055
Depreciation and amortization	$178,396	$104,205	$75,052
Capital expenditures	$350,118	$354,204	$213,939
Total segment assets at December 31,	$5,394,029	$4,958,314	$2,843,749

On-Campus Participating Properties
Rental revenues	$26,348	$26,166	$25,252
Interest and other income	16	16	15
Total revenues from external customers	26,364	26,182	25,267
Operating expenses before depreciation, amortization, ground/facility lease, and allocation of corporate overhead	(10,322)	(10,367)	(9,437)
Ground/facility lease	(2,446)	(2,100)	(2,279)
Interest expense	(5,463)	(5,671)	(5,840)
Operating income before depreciation, amortization and allocation of corporate overhead	$8,133	$8,044	$7,711
Depreciation and amortization	$4,756	$4,644	$4,469
Capital expenditures	$17,094	$2,141	$1,832
Total segment assets at December 31,	$88,777	$72,922	$73,109

Development Services
Development and construction management fees	$2,483	$8,574	$7,497
Operating expenses	(11,172)	(10,739)	(9,820)
Operating loss before depreciation, amortization and allocation of corporate overhead	$(8,689)	$(2,165)	$(2,323)
Total segment assets at December 31,	$1,848	$1,804	$14,159

Property Management Services
Property management fees from external customers	$7,514	$6,893	$7,254
Intersegment revenues	21,396	16,349	13,867
Total revenues	28,910	23,242	21,121
Operating expenses	(10,349)	(10,098)	(9,532)
Operating income before depreciation, amortization and allocation of corporate overhead	$18,561	$13,144	$11,589
Total segment assets at December 31,	$7,033	$4,532	$4,535

Reconciliations
Total segment revenues	$679,026	$482,060	$375,855
Unallocated interest income earned on corporate cash	2,837	1,700	501
Elimination of intersegment revenues	(21,396)	(16,349)	(13,867)
Total consolidated revenues, including interest income	$660,467	$467,411	$362,489
Segment operating income before depreciation, amortization and allocation of corporate overhead	$290,710	$207,514	$149,032
Depreciation and amortization	(190,596)	(114,924)	(85,872)
Net unallocated expenses relating to corporate overhead	(48,992)	(43,931)	(28,075)
Income (loss) from unconsolidated joint ventures	—	444	(641)
Other nonoperating (expense) income	(2,666)	411	—
Income tax provision	(1,020)	(725)	(433)
Income from continuing operations	$47,436	$48,789	$34,011

Total segment assets	$5,491,687	$5,037,572	$2,935,552
Unallocated corporate assets	106,353	81,390	73,030
Total assets at December 31,	$5,598,040	$5,118,962	$3,008,582

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19. Quarterly Financial Information (Unaudited)

American Campus Communities, Inc.

The information presented below represents the quarterly consolidated financial results of the Company for the years ended December 31, 2013 and 2012.  The results below differ from previously disclosed quarterly results due to certain reclassifications associated with discontinued operations during the periods presented.

	2013
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Total revenues	$163,163	$153,212	$158,393	$182,694	$657,462
Net income attributable to common shareholders	$21,590	$8,049	$47,176	$27,829	$104,644
Net income attributable to common shareholders per share - basic	$0.20	$0.07	$0.45	$0.26	$0.99	(1)
Net income attributable to common shareholders per share - diluted	$0.20	$0.07	$0.45	$0.26	$0.98	(1)

	2012
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Total revenues	$104,536	$99,719	$112,117	$149,283	$465,655
Net income attributable to common shareholders	$20,026	$12,328	$627	$23,655	$56,636
Net income attributable to common shareholders per share - basic	$0.27	$0.16	$0.00	$0.23	$0.66	(1)
Net income attributable to common shareholders per share - diluted	$0.26	$0.16	$0.00	$0.23	$0.65	(1)

American Campus Communities Operating Partnership, L.P.

The information presented below represents the quarterly consolidated financial results of the Operating Partnership for the years ended December 31, 2013 and 2012.  The results below differ from previously disclosed quarterly results due to certain reclassifications associated with discontinued operations during the periods presented.

	2013
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Total revenues	$163,163	$153,212	$158,393	$182,694	$657,462
Net income attributable to common unitholders	$21,823	$8,138	$47,703	$28,157	$105,821
Net income attributable to common unitholders per unit - basic	$0.20	$0.07	$0.45	$0.26	$0.99	(1)
Net income attributable to common unitholders per unit - diluted	$0.20	$0.07	$0.45	$0.26	$0.98	(1)

	2012
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Total revenues	$104,536	$99,719	$112,117	$149,283	$465,655
Net income attributable to common unitholders	$20,267	$12,471	$647	$23,915	$57,300
Net income attributable to common unitholders per unit - basic	$0.27	$0.16	$0.00	$0.23	$0.66	(1)
Net income attributable to common unitholders per unit - diluted	$0.26	$0.16	$0.00	$0.23	$0.65	(1)

(1)	Net income per share is computed independently for each of the periods presented. Therefore, the sum of quarterly net income per share amounts may not equal the total computed for the year.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20. Subsequent Events

Distributions:  On January 28, 2014, the Company declared a fourth quarter 2013 distribution per share of $0.36 which was paid on February 21, 2014 to all common stockholders of record as of February 10, 2014.  At the same time, the Operating Partnership paid an equivalent amount per unit to holders of Common Units, as well as the quarterly cumulative preferential distribution to holders of Series A Preferred Units (see Note 9).

Property Disposition: On February 11, 2014, the Company sold Hawks Landing for a sales price of approximately $17.3 million, including the assumption of an existing $15.6 million mortgage loan by the purchaser, resulting in net proceeds of approximately $1.2 million.

Acquisition for Future Development: On January 10, 2014, the Company acquired the Boulder Outlook Hotel property, which is located near the University of Colorado campus, for a purchase price of approximately $9.3 million.  The seller will operate the hotel until the fourth quarter 2014 or first quarter 2015, at which point the hotel will be demolished and construction on a new student housing facility will commence.

Cullen Oaks Mortgage Loans: In February 2014, the Company renewed the Cullen Oaks Phase I and Phase II mortgage loans and extended the maturity date to February 15, 2021. The renewed loans bear interest at a rate of LIBOR plus 1.75% and require monthly payments of principal and interest. In connection with these loan renewals, the Company entered into two new interest rate swap contracts that are designated to hedge the Company's exposure to fluctuations on interest payments attributed to changes in interest rates associated with payments on the Cullen Oaks Phase I and Phase II loans. Under the terms of the interest rate swap contracts, the Company pays a fixed rate of 2.275% per annum and receives a floating rate of 1-month LIBOR.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21. Schedule of Real Estate and Accumulated Depreciation

			Initial Cost (1)			Total Costs
	Units	Beds	Land	Buildings and Improvements and Furniture, Fixtures and Equipment	Costs Capitalized Subsequent to Acquisition / Initial Development	Land	Buildings and Improvements and Furniture, Fixtures and Equipment	Total (2)	Accumulated Depreciation	Encumbrances (3)	Year Built
Wholly-Owned Properties
The Callaway House	173	538	$5,081	$20,499	$5,593	$5,081	$26,092	$31,173	$9,312	$—	1999
The Village at Alafaya Club	228	839	3,788	21,851	2,745	3,788	24,596	28,384	9,374	—	1999
The Village at Science Drive	192	732	4,673	19,021	1,915	4,673	20,936	25,609	7,185	—	2000
University Village at Boulder Creek	82	309	1,035	16,393	1,404	1,035	17,797	18,832	5,994	—	2002
University Village- Fresno	105	406	929	15,553	539	929	16,092	17,021	4,920	—	2004
University Village- Temple	220	749	—	41,119	1,349	—	42,468	42,468	11,669	—	2004
University Village at Sweethome	269	828	2,473	34,626	1,300	2,473	35,926	38,399	9,773	—	2005
University Club Townhomes (4)	216	736	4,665	23,103	5,080	4,665	28,183	32,848	9,220	—	2000/2002
College Club Townhomes (5)	136	544	2,099	16,049	2,574	2,099	18,623	20,722	6,109	—	2001/2004
University Club Apartments	94	376	1,416	11,848	1,380	1,416	13,228	14,644	3,602	—	1999
The Estates	396	1,044	4,254	43,164	2,834	4,254	45,998	50,252	12,109	33,346	2002
City Parc at Fry Street	136	418	1,902	17,678	1,408	1,902	19,086	20,988	5,295	10,095	2004
Entrada Real	98	363	1,475	15,859	1,009	1,475	16,868	18,343	3,885	—	2000
University Village- Tallahassee (6)	217	716	4,322	26,225	2,783	4,322	29,008	33,330	7,079	—	1990/91/92
Royal Village Gainesville	118	448	2,484	15,153	1,386	2,484	16,539	19,023	4,158	—	1996
Royal Lexington	94	364	2,848	12,783	2,893	2,848	15,676	18,524	3,721	—	1994
The Woods at Greenland	78	276	1,050	7,286	876	1,050	8,162	9,212	2,117	—	2001
Raiders Crossing	96	276	1,089	8,404	844	1,089	9,248	10,337	2,356	—	2002
Raiders Pass	264	828	3,877	32,445	2,327	3,877	34,772	38,649	8,233	—	2002
Aggie Station	156	450	1,634	18,821	1,064	1,634	19,885	21,519	4,587	—	2002
The Outpost- San Marcos	162	486	1,987	18,973	1,478	1,987	20,451	22,438	4,611	—	2004
The Outpost- San Antonio	276	828	3,262	36,252	1,471	3,262	37,723	40,985	8,390	21,110	2005
Callaway Villas	236	704	3,903	32,286	703	3,903	32,989	36,892	8,076	—	2006
The Village on Sixth Avenue	248	752	2,763	22,480	2,708	2,763	25,188	27,951	5,981	15,476	2000/2006
Newtown Crossing	356	942	7,013	53,597	1,290	7,013	54,887	61,900	12,264	28,922	2005/2007
Olde Towne University Square	224	550	2,277	24,614	1,052	2,277	25,666	27,943	6,290	18,725	2005
Peninsular Place	183	478	2,306	16,559	704	2,306	17,263	19,569	4,468	15,384	2005
University Centre	234	838	—	77,378	2,366	—	79,744	79,744	15,787	—	2007
Sunnyside Commons	68	161	6,933	768	400	6,933	1,168	8,101	292	—	1925/2001
Pirates Place Townhomes	144	528	1,159	9,652	1,931	1,159	11,583	12,742	2,462	5,216	1996
The Highlands	216	732	4,821	24,822	1,691	4,821	26,513	31,334	5,143	—	2004
The Summit & Jacob Heights (7)	258	930	2,318	36,464	1,122	2,318	37,586	39,904	6,303	30,623	2003
GrandMarc Seven Corners	186	440	4,491	28,807	1,480	4,491	30,287	34,778	5,111	16,709	2000
University Village- Sacramento	250	394	7,275	12,639	1,834	7,275	14,473	21,748	2,982	14,740	1979

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

			Initial Cost (1)			Total Costs
	Units	Beds	Land	Buildings and Improvements and Furniture, Fixtures and Equipment	Costs Capitalized Subsequent to Acquisition / Initial Development	Land	Buildings and Improvements and Furniture, Fixtures and Equipment	Total (2)	Accumulated Depreciation	Encumbrances (3)	Year Built
Aztec Corner	180	606	$17,460	$32,209	$863	$17,460	$33,072	$50,532	$5,374	$27,807	1995
University Crossings	260	1,016	—	47,830	7,005	—	54,835	54,835	9,315	—	1926/2003
Campus Corner	254	796	1,591	20,928	1,680	1,591	22,608	24,199	4,244	22,266	1997
Tower at Third	188	375	1,145	19,128	9,808	1,145	28,936	30,081	5,143	14,491	1973
University Manor	168	600	1,387	14,889	2,033	1,387	16,922	18,309	3,769	13,089	2002
Lakeside Apartments	244	776	2,347	22,999	2,628	2,347	25,627	27,974	5,211	14,100	1991
The Club	120	480	1,164	11,979	1,995	1,164	13,974	15,138	3,198	—	1989
The Edge- Orlando	306	930	6,053	37,802	2,868	6,053	40,670	46,723	7,422	—	1999
University Place	144	528	2,794	15,639	1,647	2,794	17,286	20,080	3,235	—	2003
South View	240	960	3,492	41,760	3,869	3,492	45,629	49,121	8,892	18,918	1998
Stone Gate	168	672	2,929	28,164	2,151	2,929	30,315	33,244	5,783	14,264	2000
The Commons	132	528	2,173	17,786	2,007	2,173	19,793	21,966	3,965	4,476	1991
University Gables	168	648	1,309	13,148	2,276	1,309	15,424	16,733	3,740	—	2001
The Enclave	120	480	582	9,205	1,269	582	10,474	11,056	2,213	8,977	2002
Hawks Landing (8)	122	484	1,445	13,735	3,023	1,445	16,758	18,203	3,795	15,600	1994
Willowtree Apartments and Towers (9)	473	851	9,807	21,880	1,887	9,807	23,767	33,574	4,409	—	1968/1974
Abbott Place	222	654	1,833	18,313	2,280	1,833	20,593	22,426	4,500	17,850	1999
The Centre	232	700	1,804	19,395	1,471	1,804	20,866	22,670	4,204	19,875	2004
University Meadows	184	616	1,426	14,870	1,705	1,426	16,575	18,001	3,349	9,633	2001
Campus Way	194	680	1,581	21,845	2,212	1,581	24,057	25,638	4,853	15,375	1993
University Pointe	204	682	989	27,576	1,371	989	28,947	29,936	5,070	21,300	2004
University Trails	240	684	1,183	25,173	1,433	1,183	26,606	27,789	4,852	—	2003
Vista del Sol (ACE)	613	1,866	—	135,939	1,837	—	137,776	137,776	22,856	—	2008
Villas at Chestnut Ridge	196	552	2,756	33,510	433	2,756	33,943	36,699	5,766	—	2008
Barrett Honors College (ACE)	604	1,721	—	131,302	677	—	131,979	131,979	17,221	—	2009
Campus Trails	156	480	1,358	11,291	3,490	1,358	14,781	16,139	2,696	7,486	1991
Lions Crossing	204	696	4,453	32,824	1,738	4,453	34,562	39,015	3,400	—	1996
Nittany Crossing	204	684	4,337	31,920	2,391	4,337	34,311	38,648	3,346	—	1996
The View	157	590	1,499	11,004	1,220	1,499	12,224	13,723	1,387	—	2003
Chapel Ridge	180	544	4,244	30,792	897	4,244	31,689	35,933	3,003	—	2003
Chapel View	224	358	2,161	16,062	797	2,161	16,859	19,020	1,655	9,690	1986
University Oaks	181	662	2,150	17,369	866	2,150	18,235	20,385	2,002	22,150	2004
Blanton Common	276	860	3,788	29,662	1,141	3,788	30,803	34,591	3,105	28,586	2005/2007
University Heights	176	528	1,387	8,236	1,047	1,387	9,283	10,670	1,410	—	2001
Burbank Commons	134	532	2,512	20,063	2,382	2,512	22,445	24,957	2,416	14,888	1995
University Crescent	192	612	3,548	28,403	1,717	3,548	30,120	33,668	3,175	24,150	1999
University Greens	156	516	1,117	9,244	1,108	1,117	10,352	11,469	1,227	—	1999
The Edge- Charlotte	180	720	3,076	22,841	2,396	3,076	25,237	28,313	2,600	—	1999

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

			Initial Cost (1)			Total Costs
	Units	Beds	Land	Buildings and Improvements and Furniture, Fixtures and Equipment	Costs Capitalized Subsequent to Acquisition / Initial Development	Land	Buildings and Improvements and Furniture, Fixtures and Equipment	Total (2)	Accumulated Depreciation	Encumbrances (3)	Year Built
University Walk	120	480	$2,016	$14,599	$1,619	$2,016	$16,218	$18,234	$1,762	$—	2002
Uptown Apartments	180	528	3,031	21,685	1,330	3,031	23,015	26,046	2,093	—	2004
Sanctuary Lofts	201	487	2,960	18,180	2,760	2,960	20,940	23,900	2,859	—	2006
2nd Ave Centre	274	868	4,434	27,236	2,606	4,434	29,842	34,276	3,178	—	2008
Villas at Babcock	204	792	4,642	30,901	112	4,642	31,013	35,655	3,551	—	2011
Lobo Village (ACE)	216	864	—	42,490	281	—	42,771	42,771	3,337	—	2011
Villas on Sycamore	170	680	3,000	24,640	193	3,000	24,833	27,833	2,986	—	2011
University Village Northwest (ACE)	36	144	—	4,228	16	—	4,244	4,244	422	—	2011
Eagles Trail	216	792	608	19,061	3,139	608	22,200	22,808	1,784	—	2007
26 West	367	1,026	21,396	63,994	4,096	21,396	68,090	89,486	4,293	—	2008
The Varsity	258	901	11,605	108,529	1,283	11,605	109,812	121,417	6,309	—	2011
University Heights	204	636	1,625	12,585	3,286	1,625	15,871	17,496	1,048	—	1999
Avalon Heights	210	754	4,968	24,345	3,677	4,968	28,022	32,990	1,560	—	2002
University Commons	164	480	12,559	19,010	1,937	12,559	20,947	33,506	989	18,469	2003
The Block	669	1,555	22,270	141,430	4,114	22,270	145,544	167,814	5,236	—	2007/2008
University Pointe at College Station (ACE)	282	978	—	84,657	365	—	85,022	85,022	5,447	—	2012
Casas del Rio (ACE)	283	1,028	—	40,639	252	—	40,891	40,891	3,182	—	2012
The Suites (ACE)	275	550	—	27,080	83	—	27,163	27,163	1,783	20,756	2012
Hilltop Townhomes (ACE)	144	576	—	31,507	71	—	31,578	31,578	2,076	23,881	2012
U Club on Frey	114	456	3,300	18,182	33	3,300	18,215	21,515	1,433	—	2012
Campus Edge on UTA Boulevard	128	488	2,661	21,233	40	2,661	21,273	23,934	1,371	—	2012
U Club Townhomes on Marion Pugh	160	640	6,722	26,546	128	6,722	26,674	33,396	1,843	—	2012
Villas on Rensch	153	610	10,231	33,852	69	10,231	33,921	44,152	2,053	—	2012
The Village at Overton Park	163	612	5,262	29,374	94	5,262	29,468	34,730	1,918	—	2012
Casa de Oro (ACE)	109	365	—	12,362	14	—	12,376	12,376	887	—	2012
The Villas at Vista del Sol (ACE)	104	400	—	20,421	16	—	20,437	20,437	1,471	—	2012
Icon Plaza	56	253	6,292	65,857	1,301	6,292	67,158	73,450	2,313	—	2012
Chauncey Square	158	386	2,522	40,013	875	2,522	40,888	43,410	1,587	—	2007/2012
309 Green	110	416	5,351	49,987	1,009	5,351	50,996	56,347	1,862	32,410	2008
Lofts54	43	172	430	14,741	566	430	15,307	15,737	588	11,149	2008
Campustown Rentals	280	766	2,520	40,190	3,149	2,520	43,339	45,859	1,682	23,163	1920/1987
Campustown	452	1,217	1,818	77,894	1,182	1,818	79,076	80,894	2,929	41,896	1910/2004
Garnet River Walk	170	476	1,427	28,616	695	1,427	29,311	30,738	1,318	17,465	2006
River Mill	243	461	1,741	22,806	408	1,741	23,214	24,955	958	—	1972
Landmark	173	606	3,002	118,168	251	3,002	118,419	121,421	4,244	—	2012
922 Place	132	468	3,363	34,947	1,764	3,363	36,711	40,074	1,456	32,384	2009
Vintage West Campus	62	121	2,572	11,906	245	2,572	12,151	14,723	461	8,998	2009

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

			Initial Cost (1)			Total Costs
	Units	Beds	Land	Buildings and Improvements and Furniture, Fixtures and Equipment	Costs Capitalized Subsequent to Acquisition / Initial Development	Land	Buildings and Improvements and Furniture, Fixtures and Equipment	Total (2)	Accumulated Depreciation	Encumbrances (3)	Year Built
Texan West Campus	62	190	$3,365	$14,360	$158	$3,365	$14,518	$17,883	$523	$16,100	2005
The Castilian	371	623	3,663	59,772	4,195	3,663	63,967	67,630	2,079	28,300	1967
Bishops Square	134	315	1,206	17,878	737	1,206	18,615	19,821	797	12,019	2002
Union	54	120	169	6,348	241	169	6,589	6,758	286	3,711	2007
The Retreat	187	780	5,265	46,236	570	5,265	46,806	52,071	1,778	—	2012
West 27th Place	161	475	13,900	76,720	348	13,900	77,068	90,968	2,386	40,147	2011
The Cottages of Durham	141	619	3,955	41,421	572	3,955	41,993	45,948	1,777	—	2012
The Province - Rochester	336	816	3,798	70,955	791	3,798	71,746	75,544	2,524	36,085	2010
The Province - Greensboro	219	696	2,226	48,567	370	2,226	48,937	51,163	1,723	29,000	2011
U Point Kennesaw	216	795	1,482	61,654	2,746	1,482	64,400	65,882	2,203	—	2012
The Province - Tampa	287	947	—	52,943	1,792	—	54,735	54,735	1,917	33,447	2009
The Lofts at Capital Garage	36	144	313	3,581	292	313	3,873	4,186	142	4,563	1920/2000
RAMZ Apts on Broad	88	172	785	12,303	304	785	12,607	13,392	423	9,686	2004
5 Twenty Four & 5 Twenty Five Angliana (10)	376	1,060	—	60,448	391	—	60,839	60,839	2,205	26,733	2009/2011
The Province - Louisville	366	858	4,392	63,068	538	4,392	63,606	67,998	2,302	38,612	2009
The Province - Dayton	200	657	1,211	32,983	486	1,211	33,469	34,680	1,261	—	2009
The Lodges of East Lansing (11)	364	1,049	6,472	89,231	628	6,472	89,859	96,331	2,487	31,174	2011/2013
The Cottages of Baton Rouge	382	1,290	6,524	113,912	879	6,524	114,791	121,315	4,017	64,530	2010/2011
U Club Cottages	105	308	1,744	22,134	442	1,744	22,576	24,320	885	16,160	2011
The Cottages of Columbia	145	513	2,695	27,574	423	2,695	27,997	30,692	1,049	20,200	2008
Forest Village and Woodlake	352	704	3,125	18,041	622	3,125	18,663	21,788	700	—	1982/1983
Grindstone Canyon	201	384	1,631	21,641	451	1,631	22,092	23,723	850	14,403	2003
25Twenty	249	562	2,226	33,429	165	2,226	33,594	35,820	1,345	27,000	2011
University Edge	201	608	4,500	26,385	401	4,500	26,786	31,286	890	—	2012
Manzanita (ACE)	241	816	—	48,212	7	—	48,219	48,219	798	—	2013
The Callaway House Austin and The Penthouse at Callaway	219	753	—	61,468	46	—	61,514	61,514	928	—	2013
Chestnut Square (ACE)	220	861	—	100,489	5	—	100,494	100,494	1,101	—	2013
U Club on Woodward	112	448	6,703	21,712	11	6,703	21,723	28,426	352	—	2013
U Club Townhomes at Overton Park	112	448	7,759	21,397	13	7,759	21,410	29,169	376	—	2013
601 Copeland	81	283	1,457	26,721	5	1,457	26,726	28,183	354	—	2013
University View (ACE)	96	336	—	14,692	6	—	14,698	14,698	260	—	2013
The Townhomes at Newtown Crossing	152	608	7,745	32,307	13	7,745	32,320	40,065	297	—	2013
7th Street Station	82	309	9,792	16,472	67	9,792	16,539	26,331	281	—	2012
The Plaza Apartments	289	359	9,647	655	11	9,647	666	10,313	247	—	1990
Park Point	300	924	7,827	73,495	132	7,827	73,627	81,454	574	70,000	2008
U Centre at Fry Street	194	614	2,902	47,700	53	2,902	47,753	50,655	241	—	2012

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

			Initial Cost (1)			Total Costs
	Units	Beds	Land	Buildings and Improvements and Furniture, Fixtures and Equipment	Costs Capitalized Subsequent to Acquisition / Initial Development	Land		Buildings and Improvements and Furniture, Fixtures and Equipment		Total (2)		Accumulated Depreciation		Encumbrances (3)	Year Built
Cardinal Towne	255	545	$6,547	$53,809	$5	$6,547		$53,814		$60,361		$238		$37,250	2010/2011
Properties Under Development (12)
The Plaza on University	364	1,313	25,668	45,316	—	25,668		45,316		70,984		—		—	2014
Stanworth Commons Phase I - ACE	127	214	—	19,005	—	—		19,005		19,005		—		—	2014
U Club on Frey Phase II	102	408	5,400	8,704	—	5,400		8,704		14,104		—		—	2014
The Suites Phase II - ACE	164	328	—	3,538	—	—		3,538		3,538		—		—	2014
U Centre at Northgate - ACE	196	784	—	13,073	—	—		13,073		13,073		—		—	2014
University Walk	177	526	3,577	7,041	—	3,577		7,041		10,618		—		1	2014
Lancaster Project - ACE	351	1,316	—	17,021	—	—		17,021		17,021		—		—	2015
Eugene, OR Development	192	734	8,299	2,268	—	8,299		2,268		10,567		31		—	2015
Undeveloped land parcels	—	—	40,609	—	—	40,609		—		40,609		—		—	N/A
Subtotal	31,347	97,314	$577,389	$4,960,456	$205,126	$577,389	(13)	$5,165,582	(13)	$5,742,971	(13)	$529,555	(13)	$1,345,009

On-Campus Participating Properties
University Village – PVAMU	612	1,920	$—	$36,506	$5,782	$—		$42,288		$42,288		$25,975		$21,328	1996/97/98
University College - PVAMU	756	1,470	—	22,650	3,625	—		26,275		26,275		13,782		17,850	2000/2003
University Village - TAMIU	84	250	—	5,844	923	—		6,767		6,767		4,167		3,262	1997
Cullen Oaks Phase I and II	411	879	—	33,910	2,216	—		36,126		36,126		13,325		31,380	2001/2005
West Virginia University Project (12)	224	567	—	19,249	—	—		19,249		19,249		—		15,833	2014
Subtotal	2,087	5,086	$—	$118,159	$12,546	$—		$130,705		$130,705		$57,249		$89,653

Total	33,434	102,400	$577,389	$5,078,615	$217,672	$577,389		$5,296,287		$5,873,676		$586,804		$1,434,662

(1)
Initial cost for certain properties owned as of the date of the Companies initial public offering in August 2004 include a basis step-up recorded to bring the value of those properties to fair market value at that time.

(2)	Total aggregate costs for Federal income tax purposes is approximately $5,891.0 million.

(3)	Total encumbrances exclude net unamortized debt premiums of approximately $74.6 million and net unamortized debt discounts of approximately $2.0 million as of December 31, 2013.

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

(8)	Hawks Landing is classified as Held for Sale as of December 31, 2013 and was sold in February 2014 (see Note 20).

(9)
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

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(10)
For property portfolio count purposes (as described in Note 1) 5Twenty Four & 5Twenty Five Angliana includes two properties: 5Twenty Four Angliana and 5Twenty Five Angliana.  For lease administration purposes these two properties are reported combined.

(11)	Includes an additional 366-bed phase purchased in July 2013.

(12)	Initial costs represent construction costs associated with the development of these properties. Year built represents the scheduled completion date.

(13)
Total costs and accumulated depreciation reported in Note 21 include Hawks Landing which was classified as Held for Sale as of December 31, 2013. Real estate and accumulated depreciation balances reported in Note 7 exclude Hawks Landing. Therefore, exclude Hawks Landing balances reported in this schedule to reconcile reported balances between Note 21 and Note 7.

The changes in the Company’s investments in real estate and related accumulated depreciation for each of the years ended December 31, 2013, 2012 and 2011 are as follows:

	For the Year Ended December 31,
	2013			2012		2011
	Wholly- Owned (1) (2)		On-Campus (3)	Wholly- Owned (1)	On-Campus (3)	Wholly- Owned (1)	On-Campus (3)
Investments in Real Estate:
Balance, beginning of year	$5,267,845		$109,838	$3,089,267	$107,698	$2,674,204	$105,865
Acquisition of land for development	25,649		—	29,353	—	8,257	—
Acquisition of properties	288,191		—	1,847,366	—	269,258	—
Improvements and development expenditures	340,033		20,867	359,296	2,140	223,796	1,833
Write off of fully depreciated assets	(1,862)		—	—	—	—	—
Provision for asset impairment	—		—	—	—	(559)	—
Disposition of real estate	(176,885)		—	(57,437)	—	(85,689)	—

Balance, end of year	$5,742,971	(4)	$130,705	$5,267,845	$109,838	$3,089,267	$107,698

Accumulated Depreciation:
Balance, beginning of year	$(396,469)		$(52,492)	$(300,210)	$(47,848)	$(240,360)	$(43,379)
Depreciation for the year	(162,230)		(4,757)	(103,306)	(4,644)	(79,096)	(4,469)
Write off of fully depreciated assets	1,862		—	—	—	—	—
Disposition of properties	27,282		—	7,047	—	19,246	—

Balance, end of year	$(529,555)	(4)	$(57,249)	$(396,469)	$(52,492)	$(300,210)	$(47,848)

(1)	Includes owned off-campus properties and owned on-campus properties.

(2)
The investments in real estate and accumulated depreciation balances include Hawks Landing which was classified as wholly-owned property Held for Sale in the accompanying consolidated balance sheets as of December 31, 2013.

(3)	Includes on-campus participating properties.

(4)
Investments in real estate and accumulated depreciation balances reported in Note 21 include Hawks Landing which was classified as Held for Sale as of December 31, 2013. Real estate and accumulated depreciation balances reported in Note 7 exclude Hawks Landing. Therefore, exclude Hawks Landing balances reported in the Schedule of Real Estate and Accumulated Depreciation to reconcile reported balances between Note 21 and Note 7.