Form 10-Q
period 2014-06-30
AMERICAN CAMPUS COMMUNITIES INC; American Campus Communities Operating Partnership LP
filed 2014-08-08
CIK 1283630, 1357369

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014.

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

There were 104,931,996 shares of the American Campus Communities, Inc.’s common stock with a par value of $0.01 per share outstanding as of the close of business on August 4, 2014.

EXPLANATORY NOTE

This report combines the reports on Form 10-Q for the quarterly period ended June 30, 2014 of American Campus Communities, Inc. and American Campus Communities Operating Partnership, L.P.  Unless stated otherwise or the context otherwise requires, references to “ACC” mean American Campus Communities, Inc., a Maryland real estate investment trust (“REIT”), and references to “ACCOP” mean American Campus Communities Operating Partnership, L.P., a Maryland limited partnership.  References to the “Company,” “we,” “us” or “our” mean collectively ACC, ACCOP and those entities/subsidiaries owned or controlled by ACC and/or ACCOP.  References to the “Operating Partnership” mean collectively ACCOP and those entities/subsidiaries owned or controlled by ACCOP. The following chart illustrates the Company’s and the Operating Partnership’s corporate structure:

American Campus Communities, Inc.
(Limited Partner)
100.0%
American Campus Communities
Holdings, LLC.
(General Partner)
98.8%
less than 1%
American Campus Communities
Operating Partnership, L.P.
1.2%
Other Limited
Partners
Property Owning
Entities/Subsidiaries
Company
Operating
Partnership

The general partner of ACCOP is American Campus Communities Holdings, LLC (“ACC Holdings”), an entity that is wholly-owned by ACC. As of June 30, 2014, ACC Holdings held an ownership interest in ACCOP of less than 1%. The limited partners of ACCOP are ACC and other limited partners consisting of current and former members of management and nonaffiliated third parties.  As of June 30, 2014, ACC owned an approximate 98.8% limited partnership interest in ACCOP.  As the sole member of the general partner of ACCOP, ACC has exclusive control of ACCOP’s day-to-day management.  Management operates the Company and the Operating Partnership as one business. The management of ACC consists of the same members as the management of ACCOP. The Company is structured as an umbrella partnership REIT (“UPREIT”) and ACC contributes all net proceeds from its various equity offerings to the Operating Partnership. In return for those contributions, ACC receives a number of units of the Operating Partnership (“OP Units,” see definition below) equal to the number of common shares it has issued in the equity offering. Contributions of properties to the Company can be structured as tax-deferred transactions through the issuance of OP Units in the Operating Partnership. Based on the terms of ACCOP’s partnership agreement, OP Units can be exchanged for ACC’s common shares on a one-for-one basis. The Company maintains a one-for-one relationship between the OP Units of the Operating Partnership issued to ACC and ACC Holdings and the common shares issued to the public. The Company believes that combining the reports on Form 10-Q of ACC and ACCOP into this single report provides the following benefits:

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

FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2014
 TABLE OF CONTENTS

		PAGE NO.

PART I.

Item 1.	Consolidated Financial Statements of American Campus Communities, Inc. and Subsidiaries:

	Consolidated Balance Sheets as of June 30, 2014 (unaudited) and December 31, 2013	1

	Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2014 and 2013 (all unaudited)	2

	Consolidated Statement of Changes in Equity for the six months ended June 30, 2014 (unaudited)	3

	Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013 (all unaudited)	4

	Consolidated Financial Statements of American Campus Communities Operating Partnership, L.P. and Subsidiaries:

	Consolidated Balance Sheets as of June 30, 2014 (unaudited) and December 31, 2013	5

	Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2014 and 2013 (all unaudited)	6

	Consolidated Statement of Changes in Capital for the six months ended June 30, 2014 (unaudited)	7

	Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013 (all unaudited)	8

	Notes to Consolidated Financial Statements of American Campus Communities, Inc. and Subsidiaries and American Campus Communities Operating Partnership, L.P. and Subsidiaries (unaudited)	10

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	29

Item 3.	Quantitative and Qualitative Disclosure about Market Risk	45

Item 4.	Controls and Procedures	45

PART II.

Item 1.	Legal Proceedings	46

Item 1A.	Risk Factors	46

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	46

Item 3.	Defaults Upon Senior Securities	46

Item 4.	Mine Safety Disclosures	46

Item 5.	Other Information	46

Item 6.	Exhibits	47

SIGNATURES		48

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2014	December 31, 2013
	(Unaudited)
Assets

Investments in real estate:
Wholly-owned properties, net	$5,291,661	$5,199,008
Wholly-owned property held for sale	—	14,408
On-campus participating properties, net	90,480	73,456
Investments in real estate, net	5,382,141	5,286,872

Cash and cash equivalents	64,324	38,751
Restricted cash	35,132	35,451
Student contracts receivable, net	8,947	9,238
Other assets	230,449	227,728

Total assets	$5,720,993	$5,598,040

Liabilities and equity

Liabilities:
Secured mortgage, construction and bond debt	$1,425,398	$1,507,216
Secured agency facility	87,750	87,750
Unsecured notes	798,224	398,721
Unsecured term loans	600,000	600,000
Unsecured revolving credit facility	—	150,700
Accounts payable and accrued expenses	58,436	65,088
Other liabilities	113,987	110,036
Total liabilities	3,083,795	2,919,511

Commitments and contingencies (Note 14)

Redeemable noncontrolling interests	53,054	47,964

Equity:
American Campus Communities, Inc. stockholders’ equity:
Common stock, $.01 par value, 800,000,000 shares authorized, 104,931,996 and 104,782,817 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	1,043	1,043
Additional paid in capital	3,013,401	3,017,631
Accumulated earnings and dividends	(428,676)	(392,338)
Accumulated other comprehensive loss	(7,290)	(1,435)
Total American Campus Communities, Inc. stockholders’ equity	2,578,478	2,624,901
Noncontrolling interests - partially owned properties	5,666	5,664
Total equity	2,584,144	2,630,565

Total liabilities and equity	$5,720,993	$5,598,040

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues
Wholly-owned properties	$163,056	$145,598	$335,006	$297,873
On-campus participating properties	4,735	4,703	12,923	12,805
Third-party development services	1,581	555	1,768	1,034
Third-party management services	1,997	1,924	3,982	3,633
Resident services	608	432	1,481	1,029
Total revenues	171,977	153,212	355,160	316,374

Operating expenses
Wholly-owned properties	76,034	68,922	151,842	134,979
On-campus participating properties	2,780	2,929	5,262	5,433
Third-party development and management services	2,720	2,422	5,506	4,728
General and administrative	4,978	4,626	9,352	8,432
Depreciation and amortization	48,450	47,153	96,625	92,755
Ground/facility leases	1,582	1,160	3,145	2,363
Total operating expenses	136,544	127,212	271,732	248,690

Operating income	35,433	26,000	83,428	67,684

Nonoperating income and (expenses)
Interest income	1,037	947	2,068	1,373
Interest expense	(20,989)	(19,369)	(42,079)	(36,780)
Amortization of deferred financing costs	(1,461)	(1,413)	(2,960)	(2,724)
Other nonoperating expense	—	—	—	(2,800)
Total nonoperating expenses	(21,413)	(19,835)	(42,971)	(40,931)

Income before income taxes and discontinued operations	14,020	6,165	40,457	26,753
Income tax provision	(289)	(255)	(579)	(510)
Income from continuing operations	13,731	5,910	39,878	26,243
Discontinued operations:
Income (loss) attributable to discontinued operations	—	2,756	(123)	4,804
Gain from disposition of real estate	—	—	2,843	—
Total discontinued operations	—	2,756	2,720	4,804
Net income	13,731	8,666	42,598	31,047
Net income attributable to noncontrolling interests
Redeemable noncontrolling interests	(205)	(134)	(586)	(413)
Partially owned properties	(88)	(483)	(176)	(995)
Net income attributable to noncontrolling interests	(293)	(617)	(762)	(1,408)
Net income attributable to common shareholders	$13,438	$8,049	$41,836	$29,639

Other comprehensive (loss) income
Change in fair value of interest rate swaps	(4,877)	4,801	(5,870)	5,614
Comprehensive income	$8,561	$12,850	$35,966	$35,253

Income per share attributable to common shareholders - basic
Income from continuing operations per share	$0.13	$0.05	$0.37	$0.23
Net income per share	$0.13	$0.07	$0.39	$0.28

Income per share attributable to common shareholders - diluted
Income from continuing operations per share	$0.12	$0.05	$0.37	$0.23
Net income per share	$0.12	$0.07	$0.39	$0.28

Weighted-average common shares outstanding
Basic	104,918,131	104,779,159	104,870,167	104,738,522
Diluted	105,609,561	105,390,682	105,583,346	105,377,793

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(unaudited, in thousands, except share data)

	Common Shares	Par Value of Common Shares	Additional Paid in Capital	Accumulated Earnings and Dividends	Accumulated Other Comprehensive Loss	Noncontrolling Interests – Partially Owned Properties	Total
Equity, December 31, 2013	104,782,817	$1,043	$3,017,631	$(392,338)	$(1,435)	$5,664	$2,630,565
Adjustments to reflect redeemable noncontrolling interests at fair value	—	—	(5,694)	—	—	—	(5,694)
Amortization of restricted stock awards	—	—	3,515	—	—	—	3,515
Vesting of restricted stock awards and restricted stock units	133,910	—	(2,241)	—	—	—	(2,241)
Distributions to common and restricted stockholders	—	—	—	(78,174)	—	—	(78,174)
Distributions to noncontrolling interests - partially owned properties	—	—	—	—	—	(174)	(174)
Conversion of operating partnership units to common stock	15,269	—	190	—	—	—	190
Change in fair value of interest rate swaps	—	—	—	—	(5,870)	—	(5,870)
Amortization of interest rate swap terminations	—	—	—	—	15	—	15
Net income	—	—	—	41,836	—	176	42,012
Equity, June 30, 2014	104,931,996	$1,043	$3,013,401	$(428,676)	$(7,290)	$5,666	$2,584,144

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2014	2013
Operating activities
Net income	$42,598	$31,047
Adjustments to reconcile net income to net cash provided by operating activities:
Gain from disposition of real estate	(2,843)	—
Depreciation and amortization	96,672	94,680
Amortization of deferred financing costs and debt premiums/discounts	(3,347)	(4,361)
Share-based compensation	3,863	3,394
Income tax provision	579	510
Amortization of interest rate swap terminations	15	—
Changes in operating assets and liabilities:
Restricted cash	(2,315)	(403)
Student contracts receivable, net	268	5,799
Other assets	(4,921)	(12,831)
Accounts payable and accrued expenses	(14,338)	(9,918)
Other liabilities	(2,956)	(3,198)
Net cash provided by operating activities	113,275	104,719

Investing activities
Proceeds from disposition of properties	1,327	—
Proceeds from disposition of land	1,681	—
Cash paid for property acquisitions	(9,117)	(263)
Cash paid for land acquisitions	(2,962)	(507)
Capital expenditures for wholly-owned properties	(25,244)	(27,289)
Investments in wholly-owned properties under development	(124,044)	(147,564)
Capital expenditures for on-campus participating properties	(918)	(708)
Investment in on-campus participating property under development	(20,252)	—
Investment in loans receivable	—	(49,154)
Proceeds from loans receivable	2,984	—
Decrease (increase) in escrow deposits for investment transactions	1,532	(1,000)
Change in restricted cash related to capital reserves	2,295	(799)
Proceeds from insurance settlement	—	636
Purchase of corporate furniture, fixtures and equipment	(2,295)	(1,295)
Net cash used in investing activities	(175,013)	(227,943)

Financing activities
Proceeds from unsecured notes	399,444	398,636
Pay-off of mortgage loans	(85,187)	(23,567)
Proceeds from revolving credit facilities	260,800	160,200
Pay downs of revolving credit facilities	(411,500)	(321,000)
Proceeds from construction loan	20,255	—
Principal payments on debt	(8,178)	(7,404)
Debt issuance and assumption costs	(4,852)	(4,239)
Termination of forward starting interest rate swaps	(4,122)	—
Distributions to common and restricted stockholders	(78,174)	(73,586)
Distributions to noncontrolling partners	(1,175)	(1,729)
Net cash provided by financing activities	87,311	127,311

Net change in cash and cash equivalents	25,573	4,087
Cash and cash equivalents at beginning of period	38,751	21,454
Cash and cash equivalents at end of period	$64,324	$25,541

Supplemental disclosure of non-cash investing and financing activities
Change in fair value of derivative instruments, net	$(1,748)	$5,614

Supplemental disclosure of cash flow information
Interest paid	$54,159	$46,907

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)

	June 30, 2014	December 31, 2013
	(Unaudited)
Assets

Investments in real estate:
Wholly-owned properties, net	$5,291,661	$5,199,008
Wholly-owned property held for sale	—	14,408
On-campus participating properties, net	90,480	73,456
Investments in real estate, net	5,382,141	5,286,872

Cash and cash equivalents	64,324	38,751
Restricted cash	35,132	35,451
Student contracts receivable, net	8,947	9,238
Other assets	230,449	227,728

Total assets	$5,720,993	$5,598,040

Liabilities and capital

Liabilities:
Secured mortgage, construction and bond debt	$1,425,398	$1,507,216
Secured agency facility	87,750	87,750
Unsecured notes	798,224	398,721
Unsecured term loans	600,000	600,000
Unsecured revolving credit facility	—	150,700
Accounts payable and accrued expenses	58,436	65,088
Other liabilities	113,987	110,036
Total liabilities	3,083,795	2,919,511

Commitments and contingencies (Note 14)

Redeemable limited partners	53,054	47,964

Capital:
Partners’ capital:
General partner – 12,222 OP units outstanding at both June 30, 2014 and December 31, 2013	107	111
Limited partner – 104,919,774 and 104,770,595 OP units outstanding at June 30, 2014 and December 31, 2013, respectively	2,585,661	2,626,225
Accumulated other comprehensive loss	(7,290)	(1,435)
Total partners’ capital	2,578,478	2,624,901
Noncontrolling interests - partially owned properties	5,666	5,664
Total capital	2,584,144	2,630,565

Total liabilities and capital	$5,720,993	$5,598,040

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands, except unit and per unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues
Wholly-owned properties	$163,056	$145,598	$335,006	$297,873
On-campus participating properties	4,735	4,703	12,923	12,805
Third-party development services	1,581	555	1,768	1,034
Third-party management services	1,997	1,924	3,982	3,633
Resident services	608	432	1,481	1,029
Total revenues	171,977	153,212	355,160	316,374

Operating expenses
Wholly-owned properties	76,034	68,922	151,842	134,979
On-campus participating properties	2,780	2,929	5,262	5,433
Third-party development and management services	2,720	2,422	5,506	4,728
General and administrative	4,978	4,626	9,352	8,432
Depreciation and amortization	48,450	47,153	96,625	92,755
Ground/facility leases	1,582	1,160	3,145	2,363
Total operating expenses	136,544	127,212	271,732	248,690

Operating income	35,433	26,000	83,428	67,684

Nonoperating income and (expenses)
Interest income	1,037	947	2,068	1,373
Interest expense	(20,989)	(19,369)	(42,079)	(36,780)
Amortization of deferred financing costs	(1,461)	(1,413)	(2,960)	(2,724)
Other nonoperating expense	—	—	—	(2,800)
Total nonoperating expenses	(21,413)	(19,835)	(42,971)	(40,931)

Income before income taxes and discontinued operations	14,020	6,165	40,457	26,753
Income tax provision	(289)	(255)	(579)	(510)
Income from continuing operations	13,731	5,910	39,878	26,243
Discontinued operations:
Income (loss) attributable to discontinued operations	—	2,756	(123)	4,804
Gain from disposition of real estate	—	—	2,843	—
Total discontinued operations	—	2,756	2,720	4,804
Net income	13,731	8,666	42,598	31,047
Net income attributable to noncontrolling interests – partially owned properties	(88)	(483)	(176)	(995)
Net income attributable to American Campus Communities Operating Partnership, L.P.	13,643	8,183	42,422	30,052
Series A preferred unit distributions	(45)	(45)	(90)	(91)
Net income available to common unitholders	$13,598	$8,138	$42,332	$29,961

Other comprehensive (loss) income
Change in fair value of interest rate swaps	(4,877)	4,801	(5,870)	5,614
Comprehensive income	$8,721	$12,939	$36,462	$35,575

Income per unit attributable to common unitholders – basic
Income from continuing operations per unit	$0.13	$0.05	$0.37	$0.23
Net income per unit	$0.13	$0.07	$0.39	$0.28

Income per unit attributable to common unitholders – diluted
Income from continuing operations per unit	$0.12	$0.05	$0.37	$0.23
Net income per unit	$0.12	$0.07	$0.39	$0.28

Weighted-average common units outstanding
Basic	106,148,350	105,912,235	106,100,386	105,871,598
Diluted	106,839,780	106,523,758	106,813,565	106,510,869

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN CAPITAL
(unaudited, in thousands, except unit data)

					Accumulated	Noncontrolling
					Other	Interests -
	General Partner		Limited Partner		Comprehensive	Partially Owned
	Units	Amount	Units	Amount	Loss	Properties	Total
Capital, December 31, 2013	12,222	$111	104,770,595	$2,626,225	$(1,435)	$5,664	$2,630,565
Adjustments to reflect redeemable limited partners’ interest at fair value	—	—	—	(5,694)	—	—	(5,694)
Amortization of restricted stock awards	—	—	—	3,515	—	—	3,515
Vesting of restricted stock awards and restricted stock units	—	—	133,910	(2,241)	—	—	(2,241)
Distributions	—	(9)	—	(78,165)	—	—	(78,174)
Distributions to joint venture partners	—	—	—	—	—	(174)	(174)
Conversion of operating partnership units to common stock	—	—	15,269	190	—	—	190
Change in fair value of interest rate swaps	—	—	—	—	(5,870)	—	(5,870)
Amortization of interest rates swap terminations	—	—	—	—	15	—	15
Net income	—	5	—	41,831	—	176	42,012
Capital, June 30, 2014	12,222	$107	104,919,774	$2,585,661	$(7,290)	$5,666	$2,584,144

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2014	2013
Operating activities
Net income	$42,598	$31,047
Adjustments to reconcile net income to net cash provided by operating activities:
Gain from disposition of real estate	(2,843)	—
Depreciation and amortization	96,672	94,680
Amortization of deferred financing costs and debt premiums/discounts	(3,347)	(4,361)
Share-based compensation	3,863	3,394
Income tax provision	579	510
Amortization of interest rate swap terminations	15	—
Changes in operating assets and liabilities:
Restricted cash	(2,315)	(403)
Student contracts receivable, net	268	5,799
Other assets	(4,921)	(12,831)
Accounts payable and accrued expenses	(14,338)	(9,918)
Other liabilities	(2,956)	(3,198)
Net cash provided by operating activities	113,275	104,719

Investing activities
Proceeds from disposition of properties	1,327	—
Proceeds from disposition of land	1,681	—
Cash paid for property acquisitions	(9,117)	(263)
Cash paid for land acquisitions	(2,962)	(507)
Capital expenditures for wholly-owned properties	(25,244)	(27,289)
Investments in wholly-owned properties under development	(124,044)	(147,564)
Capital expenditures for on-campus participating properties	(918)	(708)
Investment in on-campus participating property under development	(20,252)	—
Investment in loans receivable	—	(49,154)
Proceeds from loans receivable	2,984	—
Decrease (increase) in escrow deposits for investment transactions	1,532	(1,000)
Change in restricted cash related to capital reserves	2,295	(799)
Proceeds from insurance settlement	—	636
Purchase of corporate furniture, fixtures and equipment	(2,295)	(1,295)
Net cash used in investing activities	(175,013)	(227,943)

Financing activities
Proceeds from unsecured notes	399,444	398,636
Pay-off of mortgage loans	(85,187)	(23,567)
Proceeds from revolving credit facilities	260,800	160,200
Pay downs of revolving credit facilities	(411,500)	(321,000)
Proceeds from construction loan	20,255	—
Principal payments on debt	(8,178)	(7,404)
Debt issuance and assumption costs	(4,852)	(4,239)
Termination of forward starting interest rate swaps	(4,122)	—
Distributions paid on unvested restricted stock awards	(584)	(492)
Distributions paid on common units	(78,501)	(73,885)
Distributions paid on preferred units	(90)	(91)
Distributions paid to noncontrolling partners - partially owned properties	(174)	(847)
Net cash provided by financing activities	87,311	127,311

Net change in cash and cash equivalents	25,573	4,087
Cash and cash equivalents at beginning of period	38,751	21,454
Cash and cash equivalents at end of period	$64,324	$25,541

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2014	2013
Supplemental disclosure of non-cash investing and financing activities
Change in fair value of derivative instruments, net	$(1,748)	$5,614

Supplemental disclosure of cash flow information
Interest paid	$54,159	$46,907

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

The general partner of ACCOP is American Campus Communities Holdings, LLC (“ACC Holdings”), an entity that is wholly-owned by ACC.  As of June 30, 2014, ACC Holdings held an ownership interest in ACCOP of less than 1%. The limited partners of ACCOP are ACC and other limited partners consisting of current and former members of management and nonaffiliated third parties.  As of June 30, 2014, ACC owned an approximate 98.8% limited partnership interest in ACCOP.  As the sole member of the general partner of ACCOP, ACC has exclusive control of ACCOP’s day-to-day management.  Management operates ACC and ACCOP as one business.  The management of ACC consists of the same members as the management of ACCOP.  ACC consolidates ACCOP for financial reporting purposes, and ACC does not have significant assets other than its investment in ACCOP.  Therefore, the assets and liabilities of ACC and ACCOP are the same on their respective financial statements.  References to the “Company,” “we,” “us” or “our” mean collectively ACC, ACCOP and those entities/subsidiaries owned or controlled by ACC and/or ACCOP.  References to the “Operating Partnership” mean collectively ACCOP and those entities/subsidiaries owned or controlled by ACCOP.  Unless otherwise indicated, the accompanying Notes to the Consolidated Financial Statements apply to both the Company and the Operating Partnership.

As of June 30, 2014, our property portfolio contained 168 properties with approximately 102,700 beds in approximately 33,300 apartment units.  Our property portfolio consisted of 144 owned off-campus student housing properties that are in close proximity to colleges and universities, 18 American Campus Equity (“ACE®”) properties operated under ground/facility leases with eight university systems, five on-campus participating properties operated under ground/facility leases with the related university systems and one property containing a hotel which we plan to redevelop into a new student housing facility.  Of the 168 properties, ten were under development as of June 30, 2014, and when completed will consist of a total of approximately 7,100 beds in approximately 2,100 units.  Our communities contain modern housing units and are supported by a resident assistant system and other student-oriented programming, with many offering resort-style amenities.

Through one of ACC’s taxable REIT subsidiaries (“TRSs”), we also provide construction management and development services, primarily for student housing properties owned by colleges and universities, charitable foundations, and others.  As of June 30, 2014, also through one of ACC’s TRSs, we provided third-party management and leasing services for 33 properties that represented approximately 25,800 beds in approximately 10,300 units.  Third-party management and leasing services are typically provided pursuant to management contracts that have initial terms that range from one to five years.  As of June 30, 2014, our total owned and third-party managed portfolio included 201 properties with approximately 128,500 beds in approximately 43,600 units.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2014-09 (“ASU 2014-09”), "Revenue From Contracts With Customers (Topic 606)", ASU 2014-09 outlines a single comprehensive model for

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The ASU is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. Entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard. ASU 2014-09 is effective for the Company at the beginning of its 2017 fiscal year; early adoption is not permitted. We are currently assessing the impact that this standard will have on our consolidated financial statements.

In April 2014, the FASB issued Accounting Standards Update 2014-08 ("ASU 2014-08"), “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360) - Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” ASU 2014-08 changes the threshold for disclosing discontinued operations and the related disclosure requirements, requiring only disposals representing a strategic shift, such as a major line of business, a major geographical area or a major equity investment, to be presented as a discontinued operation. If the disposal does qualify as a discontinued operation under ASU 2014-08, the Company will be required to provide expanded disclosures. The guidance will be applied prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date. ASU 2014-08 is effective for the Company beginning January 1, 2015 with early adoption permitted but only for disposals or classifications as held for sale which have not been reported in financial statements previously issued or available for issuance. While we have elected early adoption for our consolidated financial statements and footnote disclosures and believe future sales of our individual operating properties will no longer qualify as discontinued operations, the sale of Hawks Landing in February 2014 has continued to be presented in discontinued operations as the property was classified as held for sale in our consolidated financial statements for the year ended December 31, 2013.

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

Project costs directly associated with the development and construction of an owned real estate project, which include interest, property taxes, and amortization of deferred finance costs, are capitalized as construction in progress.  Upon completion of the project, costs are transferred into the applicable asset category and depreciation commences.  Interest totaling approximately $2.7

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

million and $3.4 million was capitalized during the three months ended June 30, 2014 and 2013, respectively, and $4.9 million and $5.8 million was capitalized during the six months ended June 30, 2014 and 2013, respectively. Amortization of deferred financing costs totaling approximately $2,000 and $25,000 was capitalized as construction in progress during the three months ended June 30, 2014 and 2013, respectively, and $7,000 and $0.1 million was capitalized as construction in progress during the six months ended June 30, 2014 and 2013, respectively.

Management assesses whether there has been an impairment in the value of the Company’s investments in real estate whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Impairment is recognized when estimated expected future undiscounted cash flows are less than the carrying value of the property.  The estimation of expected future net cash flows is inherently uncertain and relies on assumptions regarding current and future economics and market conditions.  If such conditions change, then an adjustment to the carrying value of the Company’s long-lived assets could occur in the future period in which the conditions change.  To the extent that a property is impaired, the excess of the carrying amount of the property over its estimated fair value is charged to earnings. The Company also performs a periodic assessment to determine which long-lived assets are likely to be sold prior to the end of their estimated useful lives. For those probable sales, an impairment charge is recorded for any excess of the carrying value of the asset over the expected net proceeds from the disposal. The Company believes that there were no impairments of the carrying values of its investments in real estate as of June 30, 2014.

The Company allocates the purchase price of acquired properties to net tangible and identified intangible assets based on relative fair values.  Fair value estimates are based on information obtained from a number of sources, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property, our own analysis of recently acquired and existing comparable properties in our portfolio, and other market data.  Information obtained about each property as a result of due diligence, marketing and leasing activities is also considered.  The value allocated to land is generally based on the actual purchase price adjusted to fair value (as necessary) if acquired separately, or market research/comparables if acquired as part of an existing operating property.  The value allocated to building is based on the fair value determined on an “as-if vacant” basis, which is estimated using an income, or discounted cash flow, approach that relies upon internally determined assumptions that we believe are consistent with current market conditions for similar properties. The value allocated to furniture, fixtures, and equipment is based on an estimate of the fair value of the appliances and fixtures inside the units.

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

Amortization expense related to in-place leases was approximately $0.9 million and $5.4 million for the three months ended June 30, 2014 and 2013, respectively and $1.8 million and $10.9 million for the six months ended June 30, 2014 and 2013, respectively.  Accumulated amortization at June 30, 2014 and December 31, 2013 was approximately $27.3 million and $25.5 million, respectively.  Intangible assets, net of amortization, are included in other assets on the accompanying consolidated balance

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

sheets and the amortization of intangible assets is included in depreciation and amortization expense in the accompanying consolidated statements of comprehensive income.

Mortgage Debt - Premiums and Discounts

Mortgage debt premiums and discounts represent fair value adjustments to account for the difference between the stated rates and market rates of mortgage debt assumed in connection with the Company’s property acquisitions.  The mortgage debt premiums and discounts are amortized to interest expense over the term of the related mortgage loans using the effective-interest method.  The amortization of mortgage debt premiums and discounts resulted in a net decrease to interest expense of approximately $3.2 million and $3.5 million for the three months ended June 30, 2014 and 2013, respectively, and $6.4 million and $7.1 million for the six months ended June 30, 2014 and 2013, respectively.  As of June 30, 2014 and December 31, 2013, net unamortized mortgage debt premiums were approximately $67.5 million and $74.6 million, respectively, and net unamortized mortgage debt discounts were approximately $1.4 million and $2.0 million, respectively.  Mortgage debt premiums and discounts are included in secured mortgage, construction and bond debt on the accompanying consolidated balance sheets and amortization of mortgage debt premiums and discounts is included in interest expense on the accompanying consolidated statements of comprehensive income.

Unsecured Notes - Original Issue Discount

In April 2013 and again in June 2014, the Company issued $400 million of senior unsecured notes (see Note 8) at 99.659 percent and 99.861 percent of par value, respectively, and recorded an original issue discount of approximately $1.4 million and $0.6 million, respectively. The total unamortized original issue discount was approximately $1.8 million and $1.3 million as of June 30, 2014 and December 31, 2013, respectively, and is included in unsecured notes on the accompanying consolidated balance sheets. Amortization of the original issue discounts of approximately $30,000 and $28,000 for the three months ended June 30, 2014 and 2013, respectively, and $59,000 and $28,000 for the six months ended June 30, 2014 and 2013, respectively, is included in interest expense on the accompanying consolidated statements of comprehensive income.

Pre-development Expenditures

Pre-development expenditures such as architectural fees, permits and deposits associated with the pursuit of third-party and owned development projects are expensed as incurred, until such time that management believes it is probable that the contract will be executed and/or construction will commence.  Because the Company frequently incurs these pre-development expenditures before a financing commitment and/or required permits and authorizations have been obtained, the Company bears the risk of loss of these pre-development expenditures if financing cannot ultimately be arranged on acceptable terms or the Company is unable to successfully obtain the required permits and authorizations.  As such, management evaluates the status of third-party and owned projects that have not yet commenced construction on a periodic basis and expenses any deferred costs related to projects whose current status indicates the commencement of construction is unlikely and/or the costs may not provide future value to the Company in the form of revenues.  Such write-offs are included in third-party development and management services expenses (in the case of third-party development projects) or general and administrative expenses (in the case of owned development projects) on the accompanying consolidated statements of comprehensive income.  As of June 30, 2014, the Company has deferred approximately $4.2 million in pre-development costs related to third-party and owned development projects that have not yet commenced construction.  Such costs are included in other assets on the accompanying consolidated balance sheets.

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

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following potentially dilutive securities were outstanding for the three and six months ended June 30, 2014 and 2013, but were not included in the computation of diluted earnings per share because the effects of their inclusion would be anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Common OP Units (Note 10)	1,230,219	1,133,076	1,230,219	1,133,076
Preferred OP Units (Note 10)	107,662	114,128	110,131	114,128
Total potentially dilutive securities	1,337,881	1,247,204	1,340,350	1,247,204

The following is a summary of the elements used in calculating basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Numerator – basic and diluted earnings per share:
Income from continuing operations	$13,731	$5,910	$39,878	$26,243
Income from continuing operations attributable to noncontrolling interests	(293)	(584)	(728)	(1,351)
Income from continuing operations attributable to common shareholders	13,438	5,326	39,150	24,892
Amount allocated to participating securities	(263)	(220)	(584)	(492)
Income from continuing operations attributable to common shareholders, net of amount allocated to participating securities	13,175	5,106	38,566	24,400
Income from discontinued operations	—	2,756	2,720	4,804
Income from discontinued operations attributable to noncontrolling interests	—	(33)	(34)	(57)
Income from discontinued operations attributable to common shareholders	—	2,723	2,686	4,747
Net income attributable to common shareholders	$13,175	$7,829	$41,252	$29,147
Denominator:
Basic weighted average common shares outstanding	104,918,131	104,779,159	104,870,167	104,738,522
Unvested Restricted Stock Awards (Note 11)	691,430	611,523	713,179	639,271
Diluted weighted average common shares outstanding	105,609,561	105,390,682	105,583,346	105,377,793

Earnings per share – basic:
Income from continuing operations attributable to common shareholders, net of amount allocated to participating securities	$0.13	$0.05	$0.37	$0.23
Income from discontinued operations attributable to common shareholders	$—	$0.02	$0.02	$0.05
Net income attributable to common shareholders	$0.13	$0.07	$0.39	$0.28
Earnings per share – diluted:
Income from continuing operations attributable to common shareholders, net of amount allocated to participating securities	$0.12	$0.05	$0.37	$0.23
Income from discontinued operations attributable to common shareholders	$—	$0.02	$0.02	$0.05
Net income attributable to common shareholders	$0.12	$0.07	$0.39	$0.28
Distributions per common share	$0.38	$0.36	$0.74	$0.6975

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

The following is a summary of the elements used in calculating basic and diluted earnings per unit:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Numerator – basic and diluted earnings per unit:
Income from continuing operations	$13,731	$5,910	$39,878	$26,243
Income from continuing operations attributable to noncontrolling interests – partially owned properties	(88)	(483)	(176)	(995)
Income from continuing operations attributable to Series A preferred units	(45)	(43)	(87)	(86)
Amount allocated to participating securities	(263)	(220)	(584)	(492)
Income from continuing operations attributable to common unitholders, net of amount allocated to participating securities	13,335	5,164	39,031	24,670
Income from discontinued operations	—	2,756	2,720	4,804
Income from discontinued operations attributable to Series A preferred units	—	(2)	(3)	(5)
Income from discontinued operations attributable to common unitholders	—	2,754	2,717	4,799
Net income attributable to common unitholders	$13,335	$7,918	$41,748	$29,469
Denominator:
Basic weighted average common units outstanding	106,148,350	105,912,235	106,100,386	105,871,598
Unvested Restricted Stock Awards (Note 11)	691,430	611,523	713,179	639,271
Diluted weighted average common units outstanding	106,839,780	106,523,758	106,813,565	106,510,869

Earnings per unit - basic:
Income from continuing operations attributable to common unitholders, net of amount allocated to participating securities	$0.13	$0.05	$0.37	$0.23
Income from discontinued operations attributable to common unitholders	$—	$0.02	$0.02	$0.05
Net income attributable to common unitholders	$0.13	$0.07	$0.39	$0.28
Earnings per unit - diluted:
Income from continuing operations attributable to common unitholders, net of amount allocated to participating securities	$0.12	$0.05	$0.37	$0.23
Income from discontinued operations attributable to common unitholders	$—	$0.02	$0.02	$0.05
Net income attributable to common unitholders	$0.12	$0.07	$0.39	$0.28
Distributions per common unit	$0.38	$0.36	$0.74	$0.6975

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
4. Property Dispositions and Discontinued Operations

2014 Dispositions

In February 2014, the Company sold Hawks Landing, a 122-unit, 484-bed owned off-campus property located near the campus of Miami University of Ohio for a sales price of approximately $17.3 million, including the assumption of an existing $15.6 million mortgage loan by the purchaser, resulting in net proceeds of approximately $1.3 million. The resulting gain on disposition of approximately $2.8 million is included in discontinued operations on the accompanying consolidated statements of comprehensive income for the six months ended June 30, 2014.

2013 Dispositions

In 2013, the Company sold six owned off-campus properties containing 4,079 beds for a combined sales price of approximately $184.2 million resulting in total proceeds of approximately $180.5 million. The net income attributable to these properties is included in discontinued operations on the accompanying consolidated statements of comprehensive income for the three and six months ended June 30, 2013.

The properties discussed above are included in the wholly-owned properties segment (see Note 15).  Below is a summary of the results of operations for the properties discussed above:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Total revenues	$—	$6,454	$279	$12,894
Total operating expenses	—	(2,734)	(239)	(5,245)
Depreciation and amortization	—	(556)	—	(1,925)
Operating income	—	3,164	40	5,724
Total nonoperating expenses	—	(408)	(163)	(920)
Net income (loss)	$—	$2,756	$(123)	$4,804

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

5. Investments in Wholly-Owned Properties

Wholly-owned properties consisted of the following:

	June 30, 2014	December 31, 2013
Land (1) (2)	$586,623	$575,944
Buildings and improvements	4,803,240	4,759,879
Furniture, fixtures and equipment (2)	272,395	267,022
Construction in progress (2)	243,930	121,923
	5,906,188	5,724,768
Less accumulated depreciation	(614,527)	(525,760)
Wholly-owned properties, net (3)	$5,291,661	$5,199,008

(1)
The land balance above includes undeveloped land parcels with book values of approximately $40.6 million as of both June 30, 2014 and December 31, 2013.  Also includes land totaling approximately $50.3 million and $39.4 million as of June 30, 2014 and December 31, 2013, respectively, related to properties under development.

(2)
Land, furniture, fixtures and equipment and construction in progress as of June 30, 2014 include $3.6 million, $0.6 million and $18.1 million, respectively, related to the University Walk property located in Knoxville, Tennessee that will serve students attending the University of Tennessee.  In July 2013, the Company entered into a purchase and contribution agreement with a private developer whereby the Company is obligated to purchase the property as long as the developer meets certain construction completion deadlines and other closing conditions.  The development of the property is anticipated to be completed in August 2014.  The entity is financed with an $8.8 million mezzanine loan from the Company, a $19.0 million construction loan from a third-party lender and a $1.5 million equity contribution from the developer. The Company is responsible for leasing, management, and initial operations of the project while the third-party developer is responsible for the development of the property. The entity that owns University Walk is deemed to be a variable interest entity (“VIE”), and the Company is determined to be the primary beneficiary of the VIE.  As such, the assets and liabilities of the entity owning the property are included in the Company’s and the Operating Partnership’s consolidated financial statements.

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

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

6. On-Campus Participating Properties

On-campus participating properties are as follows:

			Historical Cost
Lessor/University	Lease Commencement	Required Debt Repayment	June 30, 2014	December 31, 2013
Texas A&M University System / Prairie View A&M University (1)	2/1/1996	9/1/2023	$42,714	$42,288
Texas A&M University System / Texas A&M International	2/1/1996	9/1/2023	6,871	6,767
Texas A&M University System / Prairie View A&M University (2)	10/1/1999	8/31/2025	26,480	26,275
		8/31/2028
University of Houston System / University of Houston (3)	9/27/2000	8/31/2035	36,310	36,126
West Virginia University Project / West Virginia University (4)	7/16/2013	7/16/2045	37,793	19,249
			150,168	130,705
Less accumulated amortization			(59,688)	(57,249)
On-campus participating properties, net			$90,480	$73,456

(1)	Consists of three phases placed in service between 1996 and 1998.

(2)	Consists of two phases placed in service in 2000 and 2003.

(3)	Consists of two phases placed in service in 2001 and 2005.

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

7. Investments in Unconsolidated Joint Ventures

As of June 30, 2014, the Company owned a noncontrolling interest in one unconsolidated joint venture that is accounted for utilizing the equity method of accounting.  The investment consists of a noncontrolling equity interest in a joint venture with the United States Navy that owns military housing privatization projects located on naval bases in Norfolk and Newport News, Virginia.  In 2010, the Company discontinued applying the equity method in regards to its investment in this joint venture as a result of the Company’s share of losses exceeding its investment in the joint venture.  Because the Company had not guaranteed any obligations of the investee and was not otherwise committed to provide further financial support to the investee, it therefore suspended recording its share of losses once the investment was reduced to zero.  We also earn fees for providing management services to this joint venture, which totaled approximately $0.4 million for each of the three month periods ended June 30, 2014 and 2013 and $0.8 million for the each of the six month periods ended June 30, 2014 and 2013.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

8. Debt

A summary of the Company’s outstanding consolidated indebtedness, including unamortized debt premiums and discounts, is as follows:

	June 30, 2014	December 31, 2013
Debt secured by wholly-owned properties:
Mortgage loans payable:
Unpaid principal balance	$1,193,090	$1,300,371
Unamortized debt premiums	67,518	74,575
Unamortized debt discounts	(1,365)	(2,021)
	1,259,243	1,372,925
Construction loans payable (1)	56,603	44,638
	1,315,846	1,417,563
Debt secured by on-campus participating properties:
Mortgage loan payable	31,024	31,380
Bonds payable	42,440	42,440
Construction loan payable	36,088	15,833
	109,552	89,653
Secured mortgage, construction and bond debt	1,425,398	1,507,216
Secured agency facility	87,750	87,750
Unsecured notes, net of unamortized original issue discount	798,224	398,721
Unsecured revolving credit facility	—	150,700
Unsecured term loans	600,000	600,000
Total debt	$2,911,372	$2,744,387

(1)
Construction loans payable as of June 30, 2014 includes $12.0 million related to a construction loan that is partially financing the development and construction of University Walk, a VIE the Company is including in its consolidated financial statements (see Note 5). The creditor of this construction loan does not have recourse to the assets of the Company.

Unsecured Notes

In June 2014, the Operating Partnership issued an additional $400 million in senior unsecured notes under its existing shelf registration.  These 10-year notes were issued at 99.861 percent of par value with a coupon of 4.125 percent and a yield of 4.142 percent, and are fully and unconditionally guaranteed by the Company.  Interest on the notes is payable semi-annually on January 1 and July 1, with the first payment beginning on January 1, 2015. The notes will mature on July 1, 2024.  Net proceeds from the sale of the unsecured notes totaled approximately $395.3 million after deducting the underwriting discount and offering expenses. The underwriting discount and offering expenses were capitalized to deferred financing costs and will be amortized over the term of the unsecured notes.  The Company used $340 million of the offering proceeds to pay down the outstanding balance on its revolving credit facility in full.  The terms of the unsecured notes include certain financial covenants that require the Operating Partnership to limit the amount of total debt and secured debt as a percentage of total asset value, as defined.  In addition, the Operating Partnership must maintain a minimum ratio of unencumbered asset value to unsecured debt, as well as a minimum interest coverage level. As of June 30, 2014, the Company was in compliance with all such covenants.

In connection with the issuance of unsecured notes discussed above, the Company terminated two forward starting interest rate swap contracts with notional amounts totaling $200 million, resulting in payments to both counterparties totaling approximately $4.1 million, which were recorded in accumulated other comprehensive loss and will be amortized to interest expense over the term of the unsecured notes. When including the effect of these interest rate swap terminations, the effective yield on the unsecured notes is 4.269%. Refer to Note 12 for more information on the interest rate swap contracts mentioned above.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Unsecured Credit Facility

The Company has an aggregate unsecured credit facility totaling $1.1 billion which is comprised of two unsecured term loans totaling $600 million and a $500 million unsecured revolving credit facility, which may be expanded by up to an additional $500 million upon the satisfaction of certain conditions. The maturity date of the unsecured revolving credit facility is March 1, 2018, and can be extended for an additional 12 months to March 1, 2019, subject to the satisfaction of certain conditions. The maturity date of the $350 million term loan facility ("Term Loan I Facility") is January 10, 2017 and can be extended to January 10, 2019 through the exercise of two 12-month extension options, subject to the satisfaction of certain conditions. The maturity date of the $250 million term loan ("Term Loan II Facility") is March 1, 2019.

Each loan bears interest at a variable rate, at the Company’s option, based upon a base rate or one-, two-, three- or six-month LIBOR, plus, in each case, a spread based upon the Company’s investment grade rating from either Moody’s Investor Services, Inc. or Standard & Poor’s Rating Group. As of June 30, 2014, the Term Loan II Facility bore interest at a variable rate of 1.66% per annum (0.16% + 1.50% spread). The Company has entered into multiple interest rate swap contracts with notional amounts totaling $350 million that effectively fix the interest rate to a weighted average annual rate of 0.88% on the outstanding balance of the Term Loan I Facility. Including the current spread of 1.50%, the all-in weighted average annual rate on the Term Loan I Facility was 2.38% at June 30, 2014. Refer to Note 12 for more information on the interest rate swap contracts mentioned above.
Availability under the revolving credit facility is limited to an “aggregate borrowing base amount” equal to 60% of the value of the Company’s unencumbered properties, calculated as set forth in the unsecured credit facility.  Additionally, the Company is required to pay a facility fee of 0.25% per annum on the $500 million revolving credit facility.  As discussed above, in June 2014 the Company paid down the outstanding balance on its revolving credit facility in full with proceeds from a $400 million offering of senior secured notes. As a result, availability under the revolving credit facility totaled $500 million as of June 30, 2014.

The terms of the unsecured credit facility include certain restrictions and covenants, which limit, among other items, the incurrence of additional indebtedness, liens, and the disposition of assets.  The facility contains customary affirmative and negative covenants and also contains financial covenants that, among other things, require the Company to maintain certain minimum ratios of “EBITDA” (earnings before interest, taxes, depreciation and amortization) to fixed charges and total indebtedness.  The Company may not pay distributions that exceed a specified percentage of funds from operations, as adjusted, for any four consecutive quarters.  The financial covenants also include consolidated net worth and leverage ratio tests.  As of June 30, 2014, the Company was in compliance with all such covenants.

Secured Agency Facility

The Company has a $125 million secured revolving credit facility with a Freddie Mac lender which is scheduled to mature on September 1, 2014 and is currently secured by 8 properties referred to as the “Collateral Pool.”  The facility bears interest at one- or three-month LIBOR plus a spread that varies based on the debt service ratio of the Collateral Pool.  Additionally, the Company is required to pay an unused commitment fee of 1.0% per annum.  As of June 30, 2014, the secured agency facility bore interest at a weighted average annual rate of 2.19%.  The secured agency facility includes some, but not all, of the same financial covenants as the unsecured credit facility, described above.  As of June 30, 2014, the Company was in compliance with all such covenants.

9. Stockholders' Equity / Partners' Capital

In March 2013, the Company established a new at-the-market share offering program (the “ATM Equity Program”) through which the Company may issue and sell, from time to time, shares of common stock having an aggregate offering price of up to $500 million.  Actual sales under the program will depend on a variety of factors, including, but not limited to, market conditions, the trading price of the Company’s common stock and determinations of the appropriate sources of funding for the Company.  The Company has not sold any shares under the ATM Equity Program and has $500 million available for issuance as of June 30, 2014.

10. Noncontrolling Interests

Operating Partnership

Partially-owned properties: As of June 30, 2014, the Operating Partnership consolidates three joint ventures that own and operate University Village at Sweet Home, University Centre and Villas at Chestnut Ridge owned-off campus properties.  The portion of net assets attributable to the third-party partners in these joint ventures is classified as “noncontrolling interests - partially owned properties” within capital on the accompanying consolidated balance sheets of the Operating Partnership.  Accordingly, the third-

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

party partners’ share of the income or loss of the joint ventures is reported on the consolidated statements of comprehensive income of the Operating Partnership as “net income attributable to noncontrolling interests – partially owned properties.”

As discussed in more detail in Note 5, the Company entered into a purchase and contribution agreement with a private developer whereby the Company is obligated to purchase the property (University Walk) as long as the developer meets certain construction completion deadlines and other closing conditions.  The $1.5 million equity contribution from the developer is reflected as noncontrolling interests - partially owned properties within capital on the accompanying consolidated balance sheet of the Operating Partnership as of June 30, 2014.

OP Units:  For the portion of OP Units that the Operating Partnership is required, either by contract or securities law, to deliver registered common shares of ACC to the exchanging OP unit holder, or for which the Operating Partnership has the intent or history of exchanging such units for cash, we classify the units as “redeemable limited partners” in the mezzanine section of the consolidated balance sheets of the Operating Partnership.  The units classified as such include Series A preferred units as well as common units that are not held by ACC or ACC Holdings.  The value of redeemable limited partners on the consolidated balance sheets of the Operating Partnership is reported at the greater of fair value or historical cost at the end of each reporting period.  Changes in the value from period to period are charged to limited partner’s capital on the consolidated statement of changes in capital of the Operating Partnership.  Below is a table summarizing the activity of redeemable limited partners for the six months ended June 30, 2014:

December 31, 2013	$47,964
Net income	586
Distributions	(1,000)
Conversion of redeemable limited partner units into shares of ACC common stock	(190)
Adjustments to reflect redeemable limited partner units at fair value	5,694
June 30, 2014	$53,054

During the six months ended June 30, 2014, 13,000 common OP units and 2,269 Series A preferred units were converted into an equal number of shares of ACC's common stock and during the year ended December 31, 2013, 1,500 Series A preferred units were converted into an equal number of shares of ACC's common stock. As of June 30, 2014 and December 31, 2013, approximately 1.2% and 1.3%, respectively, of the equity interests of the Operating Partnership were held by owners of common OP Units and Series A preferred units not held by ACC or ACC Holdings.

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

11. Incentive Award Plan

Restricted Stock Units (“RSUs”)

Upon reelection to the Board of Directors in May 2014, all members of the Company’s Board of Directors were granted restricted stock units (“RSUs”) in accordance with the American Campus Communities, Inc. 2010 Incentive Award Plan (the “Plan”).  These RSUs were valued at $95,000 for the Chairman of the Board of Directors and at $71,500 for all other members.  The number of RSUs was determined based on the fair market value of the Company’s stock on the date of grant, as defined in the Plan.  All awards vested and settled immediately on the date of grant, and the Company delivered shares of common stock and cash, as determined by the Compensation Committee of the Board of Directors. A compensation charge of approximately $0.6 million was recorded during the six months ended June 30, 2014 related to these awards.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

A summary of ACC’s RSUs under the Plan as of June 30, 2014 and activity during the six months then ended is presented below:

Number of RSUs
Outstanding at December 31, 2013	—
Granted	15,457
Settled in common shares	(9,027)
Settled in cash	(6,430)
Outstanding at June 30, 2014	—

Restricted Stock Awards (“RSAs”)

A summary of ACC’s RSAs under the Plan as of June 30, 2014 and activity during the six months then ended, is presented below:

Number of RSAs
Nonvested balance at December 31, 2013	602,191
Granted	292,526
Vested	(124,883)
Forfeited (1)	(81,058)
Nonvested balance at June 30, 2014	688,776

(1) Includes shares withheld to satisfy tax obligations upon vesting.

The fair value of RSA’s is calculated based on the closing market value of ACC’s common stock on the date of grant.  The fair value of these awards is amortized to expense over the vesting periods, which amounted to approximately $1.6 million for both three month periods ended June 30, 2014 and 2013 and $3.5 million and $3.2 million for the six months ended June 30, 2014 and 2013, respectively.

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

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements.  To accomplish this objective, the Company primarily uses interest rate swaps and forward starting swaps as part of its interest rate risk management strategy.  Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.  Forward starting swaps are used to protect the Company against adverse fluctuations in interest rates by reducing its exposure to variability in cash flows relating to interest payments on a forecasted issuance of debt. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in other comprehensive income (outside of earnings) and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. Ineffectiveness resulting from the derivative instruments summarized below was immaterial for both three and six month periods ended June 30, 2014 and 2013.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table summarizes the Company’s outstanding interest rate swap contracts as of June 30, 2014:

Hedged Debt Instrument	Effective Date	Maturity Date	Pay Fixed Rate	Receive Floating Rate Index	Current Notional Amount	Fair Value
Cullen Oaks mortgage loan (1)	Feb 18, 2014	Feb 15, 2021	2.275%	LIBOR - 1 month	$15,432	$(349)
Cullen Oaks mortgage loan (1)	Feb 18, 2014	Feb 15, 2021	2.275%	LIBOR - 1 month	15,591	(352)
Term Loan I Facility	Feb 2, 2012	Jan 2, 2017	0.8695%	LIBOR – 1 month	125,000	(675)
Term Loan I Facility	Feb 2, 2012	Jan 2, 2017	0.88%	LIBOR – 1 month	100,000	(565)
Term Loan I Facility	Feb 2, 2012	Jan 2, 2017	0.8875%	LIBOR – 1 month	62,500	(366)
Term Loan I Facility	Feb 2, 2012	Jan 2, 2017	0.889%	LIBOR – 1 month	62,500	(368)
Park Point mortgage loan	Nov 1, 2013	Oct 5, 2018	1.545%	LIBOR - 1 month	70,000	(654)
				Total	$451,023	$(3,329)

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

In March 2014, the Company entered into two forward starting interest rate swap contracts with notional amounts totaling $200 million designated to hedge the Company's exposure to increasing interest rates related to interest payments on an anticipated issuance of unsecured notes. As discussed in Note 8, in connection with the issuance of unsecured notes in June 2014, the Company terminated both swap contracts resulting in payments to both counterparties totaling approximately $4.1 million, which were recorded in accumulated other comprehensive loss and will be amortized to interest expense over the term of the unsecured notes. Amortization of the loss totaled approximately $15,000 for both the three and six months ended June 30, 2014.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of June 30, 2014 and December 31, 2013:

	Asset Derivatives			Liability Derivatives
		Fair Value as of			Fair Value as of
Description	Balance Sheet Location	June 30, 2014	December 31, 2013	Balance Sheet Location	June 30, 2014	December 31, 2013
Interest rate swaps contracts	Other assets	$—	$31	Other liabilities	$3,329	$1,466
Total derivatives designated as hedging instruments		$—	$31		$3,329	$1,466

13.  Fair Value Disclosures

The following table presents information about the Company’s financial instruments measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.  In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities the Company has the ability to access.  Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.  Level 2 inputs include quoted prices for similar assets and liabilities in active markets and inputs other than quoted prices observable for the asset or liability, such as interest rates and yield curves observable at commonly quoted intervals.  Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

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

Disclosures concerning financial instruments measured at fair value are as follows:

	Fair Value Measurements as of
	June 30, 2014				December 31, 2013
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Derivative financial instruments	$—	$—	$—	$—	$—	$31	$—	$31
Liabilities:
Derivative financial instruments	$—	$3,329	$—	$3,329	$—	$1,466	$—	$1,466
Mezzanine:
Redeemable noncontrolling interests (Company)/Redeemable limited partners (Operating Partnership)	$—	$53,054	$—	$53,054	$—	$47,964	$—	$47,964

The Company uses derivative financial instruments, specifically interest rate swaps and forward starting swaps for nontrading purposes.  The Company uses interest rate swaps to manage interest rate risk arising from previously unhedged interest payments associated with variable rate debt and forward starting swaps to reduce exposure to variability in cash flows relating to interest payments on forecasted issuances of debt.  Through June 30, 2014, derivative financial instruments were designated and qualified as cash flow hedges.  Derivative contracts with positive net fair values inclusive of net accrued interest receipts or payments are recorded in other assets.  Derivative contracts with negative net fair values, inclusive of net accrued interest payments or receipts, are recorded in other liabilities.  The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative.  This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves.  The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts).  The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.

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

Although the Company has determined the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparty.  However, as of June 30, 2014 and December 31, 2013, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivative financial instruments.  As a result, the Company has determined each of its derivative valuations in its entirety is classified in Level 2 of the fair value hierarchy.

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

The table below contains the estimated fair value and related carrying amounts for the Company’s financial instruments as of June 30, 2014 and December 31, 2013:

	June 30, 2014		December 31, 2013
	Estimated Fair Value	Carrying Amount	Estimated Fair Value	Carrying Amount
Assets:
Loans receivable	$49,154	$52,701	$49,154	$51,192
Liabilities:
Unsecured notes	$797,534	$798,224	$372,420	$398,721
Mortgage loans	1,277,087	1,290,267	1,382,773	1,404,305
Bonds payable	47,039	42,440	44,908	42,440

14. Commitments and Contingencies

Commitments

Development-related guarantees: For its third-party development projects, the Company commonly provides alternate housing and project cost guarantees, subject to force majeure.  These guarantees are typically limited, on an aggregate basis, to the amount of the projects’ related development fees or a contractually agreed-upon maximum exposure amount.  Alternate housing guarantees typically expire five days after construction is complete and generally require the Company to provide substitute living quarters and transportation for students to and from the university if the project is not complete by an agreed-upon completion date.  Under project cost guarantees, the Company is responsible for the construction cost of a project in excess of an approved budget.   The budget consists primarily of costs included in the general contractors’ guaranteed maximum price contract (“GMP”).  In most cases, the GMP obligates the general contractor, subject to force majeure and approved change orders, to provide completion date guarantees and to cover cost overruns and liquidated damages.  In addition, the GMP is typically secured with payment and performance bonds.  Project cost guarantees expire upon completion of certain developer obligations, which are normally satisfied within one year after completion of the project. The Company’s estimated maximum exposure amount under the above guarantees is approximately $1.5 million as of June 30, 2014.

In the normal course of business, the Company enters into various development-related purchase commitments with parties that provide development-related goods and services.  In the event that the Company was to terminate development services prior to the completion of projects under construction, the Company could potentially be committed to satisfy outstanding purchase orders with such parties.  At June 30, 2014, management did not anticipate any material deviations from schedule or budget related to third-party development projects currently in progress.

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

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Wholly-Owned Properties
Rental revenues	$163,664	$146,030	$336,487	$298,902
Interest and other income	279	8	551	22
Total revenues from external customers	163,943	146,038	337,038	298,924
Operating expenses before depreciation, amortization, ground/facility leases and allocation of corporate overhead	(76,645)	(69,576)	(153,025)	(136,439)
Ground/facility leases	(932)	(640)	(1,868)	(1,304)
Interest expense	(10,729)	(10,796)	(22,121)	(22,410)
Operating income before depreciation, amortization, and allocation of corporate overhead	$75,637	$65,026	$160,024	$138,771
Depreciation and amortization	$46,657	$45,530	$93,166	$89,517
Capital expenditures	$80,483	$91,998	$149,288	$174,853
Total segment assets at June 30,	$5,452,209	$5,083,310	$5,452,209	$5,083,310

On-Campus Participating Properties
Rental revenues	$4,735	$4,703	$12,923	$12,805
Interest and other income	3	2	6	4
Total revenues from external customers	4,738	4,705	12,929	12,809
Operating expenses before depreciation, amortization, ground/facility leases and allocation of corporate overhead	(2,592)	(2,742)	(4,889)	(5,065)
Ground/facility leases	(650)	(520)	(1,277)	(1,059)
Interest expense	(1,112)	(1,380)	(2,261)	(2,755)
Operating income before depreciation, amortization and allocation of corporate overhead	$384	$63	$4,502	$3,930
Depreciation and amortization	$1,228	$1,182	$2,440	$2,356
Capital expenditures	$8,878	$373	$21,170	$708
Total segment assets at June 30,	$106,150	$69,951	$106,150	$69,951

Development Services
Development and construction management fees	$1,581	$555	$1,768	$1,034
Operating expenses	(2,737)	(2,793)	(5,580)	(5,382)
Operating loss before depreciation, amortization and allocation of corporate overhead	$(1,156)	$(2,238)	$(3,812)	$(4,348)
Total segment assets at June 30,	$2,010	$3,012	$2,010	$3,012

Property Management Services
Property management fees from external customers	$1,997	$1,924	$3,982	$3,633
Intersegment revenues	5,516	5,211	11,203	10,586
Total revenues	7,513	7,135	15,185	14,219
Operating expenses	(2,965)	(2,549)	(6,061)	(5,121)
Operating income before depreciation, amortization and allocation of corporate overhead	$4,548	$4,586	$9,124	$9,098
Total segment assets at June 30,	$7,037	$6,369	$7,037	$6,369

Reconciliations
Total segment revenues	$177,775	$158,433	$366,920	$326,986
Unallocated interest income earned on investments and corporate cash	755	937	1,511	1,347
Elimination of intersegment revenues	(5,516)	(5,211)	(11,203)	(10,586)
Total consolidated revenues, including interest income	$173,014	$154,159	$357,228	$317,747
Segment operating income before depreciation, amortization and allocation of corporate overhead	$79,413	$67,437	$169,838	$147,451
Depreciation and amortization	(49,911)	(48,566)	(99,585)	(95,479)
Net unallocated expenses relating to corporate interest and overhead	(15,482)	(12,706)	(29,796)	(22,419)
Other nonoperating expense	—	—	—	(2,800)
Income tax provision	(289)	(255)	(579)	(510)
Income from continuing operations	$13,731	$5,910	$39,878	$26,243

Total segment assets	$5,567,406	$5,162,642	$5,567,406	$5,162,642
Unallocated corporate assets	153,587	129,003	153,587	129,003
Total assets at June 30,	$5,720,993	$5,291,645	$5,720,993	$5,291,645

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

16. Subsequent Events

Distributions:  On July 30, 2014, the Company declared a second quarter 2014 distribution per share of $0.38 which will be paid on August 29, 2014 to all common stockholders of record as of August 15, 2014.  At the same time, the Operating Partnership will pay an equivalent amount per unit to holders of Common Units, as well as the quarterly cumulative preferential distribution to holders of Series A Preferred Units (see Note 10).

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

Property Portfolio

As of June 30, 2014, our total owned property portfolio contained 168 properties, consisting of owned off-campus student housing properties that are in close proximity to colleges and universities, American Campus Equity (“ACE®”) properties operated under ground/facility leases with university systems, on-campus participating properties operated under ground/facility leases with the related university systems, and one property containing a hotel which we plan to redevelop into a new student housing facility.  Of the 168 properties, ten were under development as of June 30, 2014, and when completed will consist of a total of approximately 7,100 beds in approximately 2,100 units.  Our communities contain modern housing units and are supported by a resident assistant system and other student-oriented programming, with many offering resort-style amenities.

As of June 30, 2014, through ACC’s taxable REIT subsidiary (“TRS”) entities, we provided third-party management and leasing services for 33 properties, bringing our total owned and third-party managed portfolio to 201 properties.  Third-party management and leasing services are typically provided pursuant to management contracts that have initial terms that range from one to five years.  Below is a summary of our property portfolio as of June 30, 2014:

Property portfolio:	Properties	Units	Beds
Wholly-owned operating properties:
Off-campus properties (1)	139	25,780	79,327
On-campus ACE	15	3,610	11,735
Subtotal – operating properties	154	29,390	91,062

Wholly-owned properties under development:
Off-campus properties (2)	6	1,141	4,119
On-campus ACE	3	711	2,428
Subtotal – properties under development	9	1,852	6,547

Total wholly-owned properties	163	31,242	97,609

On-campus participating properties:
Operating properties	4	1,863	4,519
Properties under development	1	224	567
Total on-campus participating properties	5	2,087	5,086

Total owned property portfolio	168	33,329	102,695

Managed properties	33	10,281	25,760
Total property portfolio	201	43,610	128,455

(1)
Includes a hotel we acquired in January 2014 that is being operated by the seller until the fourth quarter 2014 or first quarter 2015, at which time the hotel will be demolished and construction on a new student housing facility will commence. This property currently has no units or beds included in the totals above.

(2)
Includes University Walk, a 177-unit, 526-bed property we did not own as of June 30, 2014, but are obligated to purchase as long as the developer meets certain construction completion deadlines and other closing conditions.  The development of the property is anticipated to be completed in August 2014.

Owned development activity

In June 2014, we completed the final stages of construction on Merwick Stanworth Phase I, an on-campus ACE property located in Princeton, New Jersey, which contains 214 beds in 127 units and primarily serves faculty and staff members of Princeton University. Total development costs incurred for this project were approximately $34.3 million.

Projects under construction: At June 30, 2014, we were in the process of constructing three on-campus ACE properties, five owned off-campus properties and one on-campus participating property. In addition, a third-party developer was in the process of constructing an off-campus property located in Knoxville, Tennessee (University Walk) that we did not own as of June 30, 2014, but are obligated to purchase as long as the developer meets certain construction completion deadlines and other closing conditions. These properties are summarized in the table below:

Project	Project Type	Location	Primary University Served	Units	Beds	Estimated Project Cost	Total Costs Incurred	Scheduled to Open for Occupancy
The Plaza on University	Off-campus	Orlando, FL	University of Central Florida	364	1,313	$112,300	$95,560	August 2014
U Club on Frey Phase II	Off-campus	Kennesaw, GA	Kennesaw State University	102	408	25,300	22,582	August 2014
U Centre at Northgate	ACE	College Station, TX	Texas A&M University	196	784	37,500	31,934	August 2014
The Suites Phase II	ACE	Flagstaff, AZ	Northern Arizona University	164	328	19,300	12,679	August 2014
University Walk (1)	Pre-sale	Knoxville, TN	University of Tennessee	177	526	32,300	25,255	August 2014
West Virginia University Project (2)	On-campus participating	Morgantown, WV	West Virginia University	224	567	44,200	38,251	August 2014
SUBTOTAL – 2014 DELIVERIES				1,227	3,926	$270,900	$226,261

Lancaster Project	ACE	Philadelphia, PA	Drexel University	351	1,316	$170,700	$46,871	September 2015
2125 Franklin	Off-campus	Eugene, OR	University of Oregon	192	734	64,600	24,007	September 2015
160 Ross	Off-campus	Auburn, AL	Auburn University	182	642	41,300	11,051	August 2015
U Club on Woodward Phase II	Off-campus	Tallahassee, FL	Florida State University	124	496	37,100	11,460	August 2015
SUBTOTAL – 2015 DELIVERIES				849	3,188	$313,700	$93,389

TOTAL – ALL PROJECTS				2,076	7,114	$584,600	$319,650

(1)	We did not own this property as of June 30, 2014 but are obligated to purchase the property as long as the developer meets certain construction completion deadlines and other closing conditions.

(2)
In July 2013, we entered into long-term ground and facility leases with the University to finance, construct and manage this on-campus participating property. Under the terms of the leases, title to the constructed facility will be held by the University/lessor and the University will receive 50% of defined net cash flows on an annual basis through the term of the leases.

Acquisitions

As discussed in more detail in Note 3 in the accompanying Notes to Consolidated Financial Statements contained in Item 1, during the six months ended June 30, 2014, we acquired one property containing an existing hotel that we plan to redevelop into a student housing community.

Third-Party Development Services

Through ACC’s TRS entities, we provide development and construction management services for student housing properties owned by colleges and universities, charitable foundations and others.  As of June 30, 2014, we were under contract on a total of two third-party development projects that are currently in progress and whose fees range from $2.1 million to $3.2 million.  As of June 30, 2014, fees of approximately $1.6 million remained to be earned by us with respect to these projects, which have scheduled completion dates ranging from August 2014 through August 2015.

As of June 30, 2014, we were also under contract on one on-campus participating property that is currently in progress with fees of $2.4 million and a scheduled completion date of August 2014. Due to our involvement in the construction of this on-campus participating property, development and construction management fees paid during the construction period are deferred and amortized to income over the term of the ground lease.

Results of Operations

Comparison of the Three Months Ended June 30, 2014 and June 30, 2013

The following table presents our results of operations for the three months ended June 30, 2014 and 2013, including the amount and percentage change in these results between the two periods.

	Three Months Ended June 30,
	2014	2013	Change ($)	Change (%)
Revenues
Wholly-owned properties	$163,056	$145,598	$17,458	12.0%
On-campus participating properties	4,735	4,703	32	0.7%
Third-party development services	1,581	555	1,026	184.9%
Third-party management services	1,997	1,924	73	3.8%
Resident services	608	432	176	40.7%
Total revenues	171,977	153,212	18,765	12.2%

Operating expenses
Wholly-owned properties	76,034	68,922	7,112	10.3%
On-campus participating properties	2,780	2,929	(149)	(5.1)%
Third-party development and management services	2,720	2,422	298	12.3%
General and administrative	4,978	4,626	352	7.6%
Depreciation and amortization	48,450	47,153	1,297	2.8%
Ground/facility leases	1,582	1,160	422	36.4%
Total operating expenses	136,544	127,212	9,332	7.3%

Operating income	35,433	26,000	9,433	36.3%

Nonoperating income and (expenses)
Interest income	1,037	947	90	9.5%
Interest expense	(20,989)	(19,369)	(1,620)	8.4%
Amortization of deferred financing costs	(1,461)	(1,413)	(48)	3.4%
Total nonoperating expenses	(21,413)	(19,835)	(1,578)	8.0%
Income before income taxes and discontinued operations	14,020	6,165	7,855	127.4%
Income tax provision	(289)	(255)	(34)	13.3%
Income from continuing operations	13,731	5,910	7,821	132.3%
Income attributable to discontinued operations	—	2,756	(2,756)	(100.0)%

Net income	13,731	8,666	5,065	58.4%
Net income attributable to noncontrolling interests
Redeemable noncontrolling interests	(205)	(134)	(71)	53.0%
Partially owned properties	(88)	(483)	395	(81.8)%
Net income attributable to noncontrolling interests	(293)	(617)	324	(52.5)%
Net income attributable to common shareholders	$13,438	$8,049	$5,389	67.0%

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

A reconciliation of our same store and new property operations to our consolidated statements of comprehensive income is set forth below:

	Same Store Properties		New Properties (1)		Total - All Properties
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2014	2013	2014	2013	2014	2013
Number of properties	140	140	14	—	154	140
Number of beds	83,537	83,537	7,525	—	91,062	83,537

Revenues (2)	$146,831	$145,675	$16,833	$355	$163,664	$146,030
Operating expenses	68,281	68,874	7,753	48	76,034	68,922

(1)
Does not include properties under construction as of June 30, 2014.  Number of properties and number of beds also excludes properties undergoing redevelopment as of June 30, 2014, although the results of operations of those properties are included in revenues and operating expenses prior to commencement of redevelopment activities.

(2)	Includes revenues which are reflected as resident services revenue on the accompanying consolidated statements of comprehensive income.

Same Store Properties.  The increase in revenue from our same store properties was due to an increase in average rental rates for the 2013/2014 academic year and an increase in average occupancy from 92.5% during the three months ended June 30, 2013 to 93.3% during the three months ended June 30, 2014.  Future revenues will be dependent on our ability to maintain our current leases in effect for the 2013/2014 academic year and our ability to obtain appropriate rental rates and desired occupancy for the 2014/2015 academic year at our various properties.

The decrease in operating expenses for our same store properties was primarily a result of reductions in most major operating expense categories, including a 34.3% decrease in marketing expense as a result of expense control efforts and improved leasing progress for the upcoming academic year, offset by an increase in utility costs associated with an unusually cold winter as well as an increase in property taxes. We anticipate that operating expenses for our same store property portfolio for 2014 will increase slightly as compared with 2013 as a result of general inflation.

New Property Operations.  Our new properties for the three months ended June 30, 2014 consist of the following: (i) 7th Street Station, acquired in July 2013, (ii) The Lodges of East Lansing Phase II, an additional phase at an existing property previously subject to a pre-sale agreement that we acquired in July 2013, (iii) Townhomes at Newtown Crossing, a property previously subject to a pre-sale agreement that we acquired in September 2013, (iv) seven owned development projects that opened for occupancy in August and September 2013, (v) Park Point, acquired in October 2013, (vi) U Centre at Fry Street and Cardinal Towne, both acquired in November 2013, (vii) Boulder Outlook Hotel, acquired in January 2014, and (viii) Merwick Stanworth Phase I, an owned development project that opened for occupancy in June 2014.

Third-Party Development Services Revenue

Third-party development services revenue increased by approximately $1.0 million, from $0.6 million during the three months ended June 30, 2013 to $1.6 million for the three months ended June 30, 2014.  This increase was primarily due to the closing of bond financing and commencement of construction in June 2014 on a third-party on-campus development project containing 492 beds at the University of Toledo, resulting in $1.1 million of revenue recognized during three months ended June 30, 2014. During the three months ended June 30, 2014, we had two projects in progress with an average contractual fee of approximately $2.7 million, as compared to the three months ended June 30, 2013 in which we had three projects in progress with an average contractual fee of approximately $2.7 million.

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

Third-Party Development and Management Services Expenses

Third-party development and management services expenses increased by approximately $0.3 million, from $2.4 million during the three months ended June 30, 2013 to $2.7 million for the three months ended June 30, 2014.  This increase was primarily a result of payroll and benefits, branding initiatives and general inflation. We anticipate that third-party development and management services expenses will increase in 2014 as a result of the timing of new management contracts awarded in 2013 along with expected contracts to be awarded in 2014, as well as general inflation.

General and Administrative

General and administrative expenses increased by approximately $0.4 million, from $4.6 million during the three months ended June 30, 2013 to $5.0 million for the three months ended June 30, 2014. This increase was primarily due to additional salary, health care and benefits expense, public company costs and other general inflationary factors.

Depreciation and Amortization

Depreciation and amortization increased by approximately $1.3 million, from $47.1 million during the three months ended June 30, 2013 to $48.4 million for the three months ended June 30, 2014.  This increase was primarily a result of additional depreciation and amortization expense of approximately $3.0 million recorded during the three months ended June 30, 2014 related to properties acquired during 2013 and 2014. In addition, the completion of construction and opening of seven owned development properties in August and September 2013 and one owned development property in June 2014 contributed an additional $3.4 million of depreciation and amortization expense during the three months ended June 30, 2014. These increases were offset by a decrease in the amortization of in-place leases of approximately $5.1 million related to the purchase of 40 properties in 2012. The value assigned to in-place leases upon acquisition of these properties was fully amortized by the end of 2013. We expect depreciation and amortization expense to increase in 2014 for the reasons discussed above, as well as the anticipated completion of four owned development projects in August 2014, the completion of one on-campus participating property in August 2014, and the anticipated purchase of a property in August 2014 which is subject to a pre-sale arrangement.

Ground/Facility Leases

Ground/facility leases expense increased by approximately $0.4 million, from $1.2 million during the three months ended June 30, 2013 to $1.6 million for the three months ended June 30, 2014.  This increase was primarily due to the timing of ACE development projects placed into service during 2013. We anticipate ground/facility leases expense to increase in 2014 as compared to 2013 for the reason discussed above as well as the recently completed ACE development project placed into service in June 2014 and the planned completion of construction and commencement of operations of two ACE development projects and one on-campus participating property in August 2014.

Interest Expense

Interest expense increased by approximately $1.6 million, from $19.4 million during the three months ended June 30, 2013 to $21.0 million for the three months ended June 30, 2014. In December 2013, we borrowed $250 million under a new term loan facility ("Term Loan II Facility") which resulted in approximately $1.0 million of additional interest expense for the three months ended June 30, 2014. Interest expense increased by approximately $0.9 million as a result of a decrease in capitalized interest due to the timing and volume of construction activities on our owned development projects during the comparable three month periods. In addition, interest expense increased by approximately $0.8 million during the three months ended June 30, 2014 related to an increase in borrowings under our unsecured revolving credit facility during the comparable periods. We also incurred additional interest expense of approximately $0.9 million during the three months ended June 30, 2014 related to loans assumed in connection with 2013 property acquisitions. Lastly, interest expense increased by approximately $0.3 million during three months ended June 30, 2014 related to our $400 million offering of senior unsecured notes which closed on June 24, 2014. These increases were offset by a decrease of approximately $1.7 million during the three months ended June 30, 2014 related to the payoff of mortgage loans during the past 15 months. In addition, interest expense decreased by approximately $0.2 million during the three months ended June 30, 2014 as a result of the refinancing of our Cullen Oaks Phase I and Phase II mortgage loans in February 2014. Lastly, interest expense decreased by approximately $0.1 million during the three months ended June 30, 2014 in connection with a reduction to the interest rate spread on our existing $350 million term loan facility ("Term Loan I Facility") in December 2013. We anticipate interest expense will increase significantly in 2014 for the reasons discussed above along with the timing of our $400 million offering of senior unsecured notes in April 2013.

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

Comparison of the Six Months Ended June 30, 2014 and June 30, 2013

The following table presents our results of operations for the six months ended June 30, 2014 and 2013, including the amount and percentage change in these results between the two periods.

	Six Months Ended June 30,
	2014	2013	Change ($)	Change (%)
Revenues
Wholly-owned properties	$335,006	$297,873	$37,133	12.5%
On-campus participating properties	12,923	12,805	118	0.9%
Third-party development services	1,768	1,034	734	71.0%
Third-party management services	3,982	3,633	349	9.6%
Resident services	1,481	1,029	452	43.9%
Total revenues	355,160	316,374	38,786	12.3%

Operating expenses
Wholly-owned properties	151,842	134,979	16,863	12.5%
On-campus participating properties	5,262	5,433	(171)	(3.1)%
Third-party development and management services	5,506	4,728	778	16.5%
General and administrative	9,352	8,432	920	10.9%
Depreciation and amortization	96,625	92,755	3,870	4.2%
Ground/facility leases	3,145	2,363	782	33.1%
Total operating expenses	271,732	248,690	23,042	9.3%

Operating income	83,428	67,684	15,744	23.3%

Nonoperating income and (expenses)
Interest income	2,068	1,373	695	50.6%
Interest expense	(42,079)	(36,780)	(5,299)	14.4%
Amortization of deferred financing costs	(2,960)	(2,724)	(236)	8.7%
Other nonoperating expense	—	(2,800)	2,800	(100.0)%
Total nonoperating expenses	(42,971)	(40,931)	(2,040)	5.0%

Income before income taxes and discontinued operations	40,457	26,753	13,704	51.2%
Income tax provision	(579)	(510)	(69)	13.5%
Income from continuing operations	39,878	26,243	13,635	52.0%

Discontinued operations
(Loss) income attributable to discontinued operations	(123)	4,804	(4,927)	(102.6)%
Gain from disposition of real estate	2,843	—	2,843	100.0%
Total discontinued operations	2,720	4,804	(2,084)	(43.4)%

Net income	42,598	31,047	11,551	37.2%

Net income attributable to noncontrolling interests
Redeemable noncontrolling interests	(586)	(413)	(173)	41.9%
Partially owned properties	(176)	(995)	819	(82.3)%
Net income attributable to noncontrolling interests	(762)	(1,408)	646	(45.9)%
Net income attributable to common shareholders	$41,836	$29,639	$12,197	41.2%

Wholly-Owned Properties Operations

A reconciliation of our same store and new property operations to our consolidated statements of comprehensive income is set forth below:

	Same Store Properties		New Properties (1)		Total - All Properties
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013	2014	2013
Number of properties	140	140	14	—	154	140
Number of beds	83,537	83,537	7,525	—	91,062	83,537

Revenues (2)	$300,518	$298,471	$35,969	$431	$336,487	$298,902
Operating expenses	136,025	134,914	15,817	65	151,842	134,979

(1)
Does not include properties under construction as of June 30, 2014.  Number of properties and number of beds also excludes properties undergoing redevelopment as of June 30, 2014, although the results of operations of those properties are included in revenues and operating expenses prior to commencement of redevelopment activities.

(2)	Includes revenues which are reflected as resident services revenue on the accompanying consolidated statements of comprehensive income.

Same Store Properties.  The increase in revenue from our same store properties was primarily due to an increase in average rental rates for the 2013/2014 academic year and an increase in average occupancy from 94.7% during the six months ended June 30, 2013 to 95.1% during the six months ended June 30, 2014. The increase in operating expenses for our same store properties was primarily due to an increase in utility costs associated with an unusually cold winter as well as an increase in property taxes, partially offset by a decrease in marketing costs as a result of expense control efforts and improved leasing progress for the upcoming academic year.

New Property Operations.  Our new properties for the six months ended June 30, 2014 consist of the following: (i) 7th Street Station, acquired in July 2013, (ii) The Lodges of East Lansing Phase II, an additional phase at an existing property previously subject to a pre-sale agreement that we acquired in July 2013, (iii) Townhomes at Newtown Crossing, a property previously subject to a pre-sale agreement that we acquired in September 2013, (iv) seven owned development projects that opened for occupancy in August and September 2013, (v) Park Point, acquired in October 2013, (vi) U Centre at Fry Street and Cardinal Towne, both acquired in November 2013, (vii) Boulder Outlook Hotel, acquired in January 2014, and (viii) Merwick Stanworth Phase I, an owned development project that opened for occupancy in June 2014.

 On-Campus Participating Properties (“OCPP”) Operations

We had four participating properties containing 4,519 beds which were operating during the six months ended June 30, 2014 and 2013 (one on-campus participating property was under construction as of June 30, 2014). Revenues from our participating properties increased approximately $0.1 million to $12.9 million during the six months ended June 30, 2014 from $12.8 million for the six months ended June 30, 2013. This change was primarily a result of an increase in average rental rates for the 2013/2014 academic year, offset by a decrease in average occupancy from 68.8% for the six months ended June 30, 2013 to 61.1% for the six months ended June 30, 2014. Occupancy at our on-campus participating properties is low during the summer months due to the expiration of the 9-month leases concurrent with the end of the spring semester.

At these properties, operating expenses decreased by approximately $0.2 million, from $5.4 million for the six months ended June 30, 2013 to $5.2 million for the six months ended June 30, 2014. This decrease was primarily a result of a decrease in utility costs associated with a decline in average occupancy during the comparable six month periods.

Third-Party Development Services Revenue

Third-party development services revenue increased by approximately $0.7 million, from $1.0 million during the six months ended June 30, 2013 to $1.7 million for the six months ended June 30, 2014.  This increase was primarily due to the closing of bond financing and commencement of construction in June 2014, on a third-party on-campus development project containing 492 beds at the University of Toledo, resulting in $1.1 million of revenue recognized during six months ended June 30, 2014. During the six months ended June 30, 2014, we had two projects in progress with an average contractual fee of approximately $2.7 million, as compared to the six months ended June 30, 2013 in which we had three projects in progress with an average contractual fee of approximately $2.7 million.

Third-Party Management Services Revenue

Third-party management services revenue increased by approximately $0.4 million, from $3.6 million during the six months ended June 30, 2013 to $4.0 million for the six months ended June 30, 2014.  This increase was primarily a result of the recognition of incentive management fees from two of our third-party management contracts during the six months ended June 30, 2014.

Third-Party Development and Management Services Expenses

Third-party development and management services expenses increased by approximately $0.8 million, from $4.7 million during the six months ended June 30, 2013 to $5.5 million for the six months ended June 30, 2014.  This increase was primarily a result of payroll and benefits, branding initiatives and general inflation.

General and Administrative

General and administrative expenses increased by approximately $0.9 million, from $8.4 million during the six months ended June 30, 2013 to $9.3 million for the six months ended June 30, 2014.  This increase was primarily due to additional salary, health care and benefits expense, public company costs and other general inflationary factors.

Depreciation and Amortization

Depreciation and amortization increased by approximately $3.9 million, from $92.7 million during the six months ended June 30, 2013 to $96.6 million for the six months ended June 30, 2014.  This increase was primarily a result of additional depreciation and amortization expense of approximately $5.9 million recorded during the six months ended June 30, 2014 related to properties acquired during 2013 and 2014. In addition, completion of construction and opening of seven owned development properties in August and September 2013 and one owned development property in June 2014 contributed an additional $6.7 million of depreciation and amortization expense during the six months ended June 30, 2014. These increases were partially offset by a decrease in the amortization of in-place leases of approximately $10.5 million related to the purchase of 40 properties in 2012. The value assigned to in-place leases upon acquisition of these properties was fully amortized by the end of 2013.

Ground/Facility Leases

Ground/facility leases expense increased by approximately $0.8 million, from $2.4 million during the six months ended June 30, 2013 to $3.2 million for the six months ended June 30, 2014.  This increase was primarily due to the timing of ACE development projects placed into service during 2013.

Interest Income

Interest income increased by approximately $0.7 million, from $1.4 million during the six months ended June 30, 2013 to $2.1 million during the six months ended June 30, 2014.  This increase was primarily a result of our purchase of $52.8 million in loans receivable on April 22, 2013 which contributed an additional $1.0 million of interest income during the six months ended June 30, 2014, as well as the assumption of a loan receivable in connection with our purchase of Cardinal Towne in November 2013 which contributed an additional $0.5 million of interest income during the six months ended June 30, 2014. These increases were offset by a $0.8 million decrease to interest income related to a loan to a noncontrolling partner that was paid off in July 2013.

Interest Expense

Interest expense increased by approximately $5.3 million, from $36.8 million during the six months ended June 30, 2013 to $42.1 million for the six months ended June 30, 2014.  We incurred additional interest expense of approximately $4.1 million during the six months ended June 30, 2014 related to the timing of our two recent offerings of senior unsecured notes which closed on April 2, 2013 and June 24, 2014, respectively. In December 2013, we borrowed $250 million under our new Term Loan II Facility which resulted in approximately $2.1 million of additional interest expense for the six months ended June 30, 2014. We also incurred additional interest expense of approximately $1.8 million during the six months ended June 30, 2014 related to loans assumed in connection with 2013 property acquisitions. In addition, interest expense increased by approximately $1.1 million as a result of a decrease in capitalized interest due to the timing and volume of construction activities on our owned development projects during the comparable six month periods. Lastly, interest expense increased by approximately $0.4 million during the six months ended June 30, 2014 related to an increase in borrowings under our unsecured revolving credit facility during the comparable periods. These increases were offset by a decrease of approximately $3.0 million during the six months ended June 30, 2014 related to the payoff of mortgage loans during the past 15 months. Interest expense decreased by approximately $0.4 million during the six months ended June 30, 2014 in connection with a reduction to the interest rate spread on our existing $350 million Term Loan I Facility in December 2013 and a reduction to the interest rate spread in May 2013 on a construction loan used to finance the development of two on-campus ACE properties. In addition, interest expense decreased by approximately $0.4 million during the six months ended June 30, 2014 as a result of the refinancing of our Cullen Oaks Phase I and Phase II mortgage loans in February 2014. Lastly, interest expense decreased by approximately $0.1 million during the six months ended June 30, 2014 related to decreased borrowings under our secured agency facility during the comparable periods.

Amortization of Deferred Financing Costs

Amortization of deferred financing costs increased approximately $0.2 million, from $2.7 million during the six months ended June 30, 2013 to $2.9 million for the six months ended June 30, 2014.  This increase was primarily due to an additional $0.2 million of finance cost amortization during the six months ended June 30, 2014 in connection with the December 2013 closing of our new $250 million Term Loan II Facility. We also incurred an additional $0.1 million of finance cost amortization during the six months ended June 30, 2014 resulting from offering costs paid in connection with our $400 million unsecured notes offering, which closed on April 2, 2013. We anticipate amortization of deferred financing costs will increase in 2014 for the reasons discussed above along with our June 2014 offering of senior unsecured notes.

Other Nonoperating Expense

During the six months ended June 30, 2013, we recognized litigation settlement costs of $2.8 million related to a lawsuit that was settled and dismissed in April 2013.

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

Liquidity and Capital Resources

Cash Balances and Cash Flows

As of June 30, 2014, excluding our on-campus participating properties, we had $86.0 million in cash and cash equivalents and restricted cash as compared to $63.2 million in cash and cash equivalents and restricted cash as of December 31, 2013.  Restricted cash primarily consists of escrow accounts held by lenders and resident security deposits, as required by law in certain states, and funds held in escrow in connection with potential acquisition and development opportunities.  The following discussion relates to changes in cash due to operating, investing and financing activities, which are presented in our consolidated statements of cash flows included in Item 1 herein.

Operating Activities: For the six months ended June 30, 2014, net cash provided by operating activities was approximately $113.3 million, as compared to approximately $104.7 million for the six months ended June 30, 2013, an increase of $8.6 million.  This increase in cash provided by operating activities was primarily due to operating cash flows provided from the timing of the acquisition of five properties and an additional phase at an existing property in 2013 and the completion of construction and opening of seven owned development projects in August and September 2013.

Investing Activities:  Investing activities utilized approximately $175.0 million and $227.9 million for the six months ended June 30, 2014 and 2013, respectively.  The $52.9 million decrease in cash utilized in investing activities was primarily a result of the following: (i) a $23.5 million decrease in cash used to fund the construction of our wholly-owned development properties, as 10 wholly-owned properties were under construction during the six months ended June 30, 2013, of which seven completed construction in August and September 2013, as compared to nine wholly-owned properties that were under construction during the six months ended June 30, 2014, of which one completed construction in June 2014 and another four are scheduled for completion in August 2014; (ii) the purchase of $49.2 million in loans receivable during the six months ended June 30, 2013; (iii) a $3.0 million increase in proceeds received from the disposition of real estate as one wholly-owned property and one land parcel were sold during the six months ended June 30, 2014; and (iv) the repayment of a $3.0 million loan by a third-party developer during the six months ended June 30, 2014. These decreases were primarily offset by (i) $20.3 million in cash used during the six months ended June 30, 2014 to fund the construction of an on-campus participating property located in Morgantown, West Virginia, scheduled to open for occupancy in August 2014; and (ii) an $11.3 million increase in cash paid to acquire properties and undeveloped land as we acquired a site containing an existing hotel in Boulder, Colorado and one land parcel located in Auburn, Alabama during the six months ended June 30, 2014, compared to minimal activity for the six months ended June 30, 2013.

Financing Activities: Cash provided by financing activities totaled approximately $87.3 million and $127.3 million for the six months ended June 30, 2014 and 2013, respectively.  The $40.0 million decrease in cash provided by financing activities was primarily a result of the following: (i) a $61.6 million increase in cash used to pay off maturing mortgage debt during the six months ended June 30, 2014; (ii) a $4.6 million increase in distributions to stockholders during the six months ended June 30, 2014 as a result of two increases to the quarterly dividend per share of common stock since May 2013; and (iii) the termination of two forward starting interest rate swaps in connection with our issuance of unsecured notes in June 2014, resulting in cash payments to counterparties totaling $4.1 million. These decreases were partially offset by a $10.1 million decrease in paydowns (net of proceeds) on our revolving credit facilities during the six months ended June 30, 2014 and a $20.3 million increase in construction loan proceeds as the development and construction of one on-campus participating property was financed with a construction loan during the six months ended June 30, 2014.

Liquidity Needs, Sources and Uses of Capital

As of June 30, 2014, our short-term liquidity needs included, but were not limited to, the following: (i) anticipated distribution payments to our common and restricted stockholders totaling approximately $160.5 million based on an assumed annual cash distribution of $1.52 per share based on the number of our shares outstanding as of June 30, 2014, (ii) anticipated distribution payments to our Operating Partnership unitholders totaling approximately $2.0 million based on an assumed annual distribution of $1.52 per common unit and a cumulative preferential per annum cash distribution rate of 5.99% on our Series A preferred units based on the number of units outstanding as of June 30, 2014, (iii) pay-off of approximately $188.7 million of outstanding fixed-rate mortgage debt and $44.6 million of variable rate construction debt scheduled to mature during the next 12 months, (iv) pay down outstanding borrowings of approximately $87.8 million under our secured agency facility scheduled to mature in September 2014, (v) estimated development costs over the next 12 months totaling approximately $274.5 million for our wholly-owned properties currently under construction, (vi) funds for other development projects scheduled to commence construction during the next 12 months, and (vii) potential future property acquisitions, including mezzanine financed developments.

We expect to meet our short-term liquidity requirements by (i) borrowing under our existing credit facilities discussed below, (ii) issuing securities, including common stock, under our $500 million at-the-market share offering program (“ATM Equity Program”) discussed below, (iii) exercising debt extension options to the extent they are available, (iv) potentially disposing of properties depending on market conditions, and (v) utilizing current cash on hand and net cash provided by operations.

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

ATM Equity Program

In March 2013, we established a new ATM Equity Program under which we may sell shares of our common stock into the existing trading market at current market prices with an aggregate offering price of up to $500 million.  We have not sold any shares under the ATM Equity Program and have $500 million available for issuance as of June 30, 2014.

Senior Unsecured Notes

As discussed in more detail in Note 8 in the accompanying Notes to Consolidated Financial Statements contained in Item 1, in June 2014, we issued $400 million of 10-year senior unsecured notes at 99.861 percent of par value with a coupon of 4.125 percent and a yield of 4.142 percent.  Net proceeds from the sale of the unsecured notes totaled approximately $395.3 million after deducting the underwriting discount and offering expenses and we used $340 million of the offering proceeds to pay down the outstanding balance on our revolving credit facility in full.  The terms of the unsecured notes include certain financial covenants that require the Operating Partnership to limit the amount of total debt and secured debt as a percentage of total asset value, as defined.  In addition, the Operating Partnership must maintain a minimum ratio of unencumbered asset value to unsecured debt, as well as a minimum interest coverage level.  As of June 30, 2014, we were in compliance with all such covenants.

Unsecured Credit Facility

As discussed in more detail in Note 8 in the accompanying Notes to Consolidated Financial Statements contained in Item 1, we have an aggregate unsecured credit facility totaling $1.1 billion, which is comprised of two unsecured term loans totaling $600 million and a $500 million unsecured revolving credit facility.

As discussed above, in June 2014 we paid down the outstanding balance on our revolving credit facility in full with proceeds from our $400 million offering of senior unsecured notes. As a result, availability under our revolving credit facility totaled $500 million as of June 30, 2014.  The terms of the unsecured credit facility include certain restrictions and covenants, as discussed more fully in Note 8 in the accompanying Notes to Consolidated Financial Statements contained in Item 1, including covenants that restrict the amount of distributions that we can pay.  As of June 30, 2014, we were in compliance with all such covenants.

     Secured Agency Facility

As discussed in more detail in Note 8 in the accompanying Notes to Consolidated Financial Statements contained in Item 1, we also have a $125 million secured revolving credit facility with a Freddie Mac lender which is scheduled to mature in September 2014.  As of June 30, 2014, the balance outstanding on the facility totaled $87.8 million, bearing interest at a weighted average annual rate of 2.19%.  The secured agency facility includes some, but not all, of the same financial covenants as the Credit Facility, as described above.  As of June 30, 2014, we were in compliance with all such covenants.

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

On July 30, 2014, we declared a second quarter 2014 distribution per share of $0.38, which will be paid on August 29, 2014 to all common stockholders of record as of August 15, 2014.  At the same time, the Operating Partnership will pay an equivalent amount per unit to holders of Common Units, as well as the quarterly cumulative preferential distribution to holders of Series A Preferred Units.

Pre-Development Expenditures

Our third-party and owned development activities have historically required us to fund pre-development expenditures such as architectural fees, permits and deposits.  The closing and/or commencement of construction of these development projects is subject to a number of risks such as our inability to obtain financing on favorable terms and delays or refusals in obtaining necessary zoning, land use, building, and other required governmental permits and authorizations  As such, we cannot always predict accurately the liquidity needs of these activities.  We frequently incur these pre-development expenditures before a financing commitment and/or required permits and authorizations have been obtained.  Accordingly, we bear the risk of the loss of these pre-development expenditures if financing cannot ultimately be arranged on acceptable terms or we are unable to successfully obtain the required permits and authorizations.  Historically, our third-party and owned development projects have been successfully structured and financed; however, these developments have at times been delayed beyond the period initially scheduled, causing revenue to be recognized in later periods.  As of June 30, 2014, we have deferred approximately $4.2 million in pre-development costs related to third-party and owned development projects that have not yet commenced construction.

Indebtedness

As of June 30, 2014, we had approximately $2,845.2 million of outstanding consolidated indebtedness (excluding net unamortized mortgage debt premiums and debt discounts of approximately $67.5 million and $1.4 million, respectively), comprised of $798.2 million of 10-year unsecured notes (net of original issue discount), a $600.0 million balance on our unsecured term loans, an $87.8 million balance on our secured agency facility, $1,249.7 million in mortgage and construction loans secured by our wholly-owned properties, a $31.0 million balance in mortgage loans secured by two phases of an on-campus participating property, $42.4 million in bond issuances secured by three of our on-campus participating properties and a $36.1 million balance on a construction loan used to finance the development of an on-campus participating property which is scheduled for completion in August 2014.  The weighted average interest rate on our consolidated indebtedness as of June 30, 2014 was 4.07% per annum.  As of June 30, 2014, approximately 13.9% of our total consolidated indebtedness was variable rate debt, comprised of our secured agency facility, unsecured revolving credit facility, Term Loan Facility II and two construction loans discussed below.

Wholly-Owned Properties

Mortgage debt: The weighted average interest rate of the $1,193.1 million of wholly-owned mortgage debt was 5.24% per annum as of June 30, 2014.  Each of the mortgage loans is a non-recourse obligation subject to customary exceptions.  The loans generally may not be prepaid prior to maturity; in certain cases prepayment is allowed, subject to prepayment penalties.

Construction loans: The development and construction of two on-campus ACE properties (The Suites and Hilltop Townhomes), were partially financed on a combined basis with a $45.4 million construction loan.  We have the option of choosing the Prime rate or one-, two-, three-, or six-month LIBOR plus 1.45%.  The loan requires payments of interest only during the term of the loan and any accrued interest and outstanding borrowings become due on the maturity date of May 16, 2015.  The term of the loan can be extended through May 2016 by exercising the remaining 12-month extension option available to us.  As of June 30, 2014, the balance outstanding on the construction loan totaled $44.6 million, bearing interest at a rate per annum of 1.6%.

In addition, as discussed in more detail in Note 5 in the accompanying Notes to Consolidated Financial Statements contained in Item 1, we are consolidating one variable interest entity ("VIE") that owns University Walk, a property under construction located in Knoxville, Tennessee. As a result, our construction loans payable balance as of June 30, 2014 includes $12.0 million related to a construction loan that is partially financing the development and construction of this property. The total amount of this construction loan is $19.0 million bearing interest at a rate per annum of 2.9% as of June 30, 2014, and the loan matures in December 2015. As we are not legally a party to this loan, and are only including the loan in our consolidated financial statements to comply with accounting guidance related to VIE's, the creditors of this construction loan do not have recourse to our assets.

On-Campus Participating Properties

Bonds:  As discussed in Note 8 in the Notes to Consolidated Financial Statements contained in Item 1, three of our on-campus participating properties are 100% financed with project-based taxable bonds.  As of June 30, 2014, the bonds carry a balance of $42.4 million and bear interest at a weighted average rate per annum of 7.55%.  The loans encumbering the leasehold interests are non-recourse, subject to customary exceptions.

Mortgage loans:  The Cullen Oaks Phase I and Phase II on-campus participating properties are currently encumbered by mortgage loans with balances as of June 30, 2014 of approximately $15.4 million and $15.6 million, respectively.  The loans mature in February 2021 and bear interest at a rate of LIBOR plus 1.75%.  In connection with these loans, we entered into two interest rate swap contracts effective February 18, 2014 through February 15, 2021, that are designated to hedge our exposure to fluctuations on interest payments attributed to changes in interest rates associated with payments on the loans.  Under the terms of the interest rate swap contracts, we pay a fixed rate of 2.275% per annum and receive a floating rate of 1-month LIBOR.  We have guaranteed payment of a portion of this property’s indebtedness.

Construction loan: The development and construction of an on-campus participating property located in Morgantown, West Virginia, which is scheduled to complete construction and open for occupancy in August 2014, is financed with a $44.2 million construction loan which has an outstanding balance of $36.1 million as of June 30, 2014. The loan matures in July 2045, bears interest at a rate of 3.85% per annum for the first five years and one-month LIBOR plus 2.5% for the remaining term of the loan. The loan requires payments of interest only during the first two years and principal and interest payments begin in August 2015.

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

We also believe it is meaningful to present a measure we refer to as FFO-Modified, or FFOM, which reflects certain adjustments related to the economic performance of our on-campus participating properties and other nonrecurring items.  Under our participating ground leases, we and the participating university systems each receive 50% of the properties’ net cash available for distribution after payment of operating expenses, debt service (which includes significant amounts towards repayment of principal) and capital expenditures.  A substantial portion of our revenues attributable to these properties is reflective of cash that is required to be used for capital expenditures and for the amortization of applicable property indebtedness. These amounts do not increase our economic interest in these properties or otherwise benefit us since our interest in the properties terminates upon the repayment of the applicable property indebtedness.  Therefore, unlike the ownership of our wholly-owned properties, the unique features of our ownership interest in our on-campus participating properties cause the value of these properties to diminish over time.   For example, since the ground/facility leases under which we operate the participating properties require the reinvestment from operations of specified amounts for capital expenditures and for the repayment of debt while our interest in these properties terminates upon the repayment of the debt, such capital expenditures do not increase the value of the property to us and mortgage debt amortization only increases the equity of the ground lessor. Accordingly, we believe it is meaningful to modify FFO to exclude the operations of our on-campus participating properties and to consider their impact on our performance by including only that portion of our revenues from those properties that are reflective of our share of net cash flow and the management fees that we receive, both of which increase and decrease with the operating performance of the properties.  We also include development and construction management fees received from on-campus participating properties in FFOM similar to other third-party development projects. This narrower measure of performance measures our profitability for these properties in a manner that is similar to the measure of our profitability from our services business where we similarly incur no initial or ongoing capital investment in a property and derive only consequential benefits from capital expenditures and debt amortization. We believe, however, that this narrower measure of performance is inappropriate in traditional real estate ownership structures where debt amortization and capital expenditures enhance the property owner’s long-term profitability from its investment.  When calculating FFOM, we also exclude losses from early extinguishment of debt incurred in connection with property dispositions and other non-cash gains or losses, as appropriate.

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

The following table presents a reconciliation of our net income attributable to common shareholders to FFO and FFOM:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income attributable to American Campus Communities, Inc. and Subsidiaries	$13,438	$8,049	$41,836	$29,639
Noncontrolling interests (1)	293	235	762	617
Gain from disposition of real estate	—	—	(2,843)	—
Real estate related depreciation and amortization	47,884	47,269	95,652	93,799
Funds from operations (“FFO”)	61,615	55,553	135,407	124,055

Elimination of operations of on-campus participating properties:
Net loss (income) from on-campus participating properties	880	1,159	(1,991)	(1,495)
Amortization of investment in on-campus participating properties	(1,228)	(1,182)	(2,440)	(2,356)
	61,267	55,530	130,976	120,204
Modifications to reflect operational performance of on-campus participating properties:
Our share of net cash flow (2)	650	520	1,277	1,059
Management fees	209	214	584	590
On-campus participating properties development fees (3)	191	—	428	—
Impact of on-campus participating properties	1,050	734	2,289	1,649
Non-cash litigation settlement expense (4)	—	—	—	2,800
Funds from operations – modified (“FFOM”)	$62,317	$56,264	$133,265	$124,653

FFO per share – diluted	$0.58	$0.52	$1.27	$1.16
FFOM per share – diluted	$0.58	$0.53	$1.25	$1.17
Weighted average common shares outstanding – diluted	106,947,442	106,637,886	106,923,696	106,624,997

(1)
Excludes $0.4 million and $0.8 million for the three and six months ended June 30, 2013, respectively, of income attributable to the noncontrolling partner in The Varsity, a property purchased in December 2011 from a seller that retained a 20.5% noncontrolling interest in the property. Effective July 1, 2013, the Company acquired the noncontrolling partner’s interest and now owns 100% of the property.

(2)
50% of the properties’ net cash available for distribution after payment of operating expenses, debt service (including repayment of principal) and capital expenditures. Represents amounts accrued for the interim periods, which is included in ground/facility leases expense in the consolidated statements of comprehensive income.

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

Dated:	August 8, 2014

AMERICAN CAMPUS COMMUNITIES, INC.

By:	/s/ William C. Bayless, Jr.

William C. Bayless, Jr. President and Chief Executive Officer

By:	/s/ Jonathan A. Graf

Jonathan A. Graf Executive Vice President, Chief Financial Officer, Treasurer and Secretary

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	August 8, 2014

AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P.
By: American Campus Communities Holdings, LLC, its general partner
By: American Campus Communities, Inc., its sole member

By:	/s/ William C. Bayless, Jr.

William C. Bayless, Jr. President and Chief Executive Officer

By:	/s/ Jonathan A. Graf

Jonathan A. Graf Executive Vice President, Chief Financial Officer, Treasurer and Secretary