Form 10-Q
period 2014-09-30
AMERICAN CAMPUS COMMUNITIES INC; American Campus Communities Operating Partnership LP
filed 2014-11-07
CIK 1283630, 1357369

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014.

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

There were 105,118,236 shares of the American Campus Communities, Inc.’s common stock with a par value of $0.01 per share outstanding as of the close of business on November 3, 2014.

EXPLANATORY NOTE

This report combines the reports on Form 10-Q for the quarterly period ended September 30, 2014 of American Campus Communities, Inc. and American Campus Communities Operating Partnership, L.P.  Unless stated otherwise or the context otherwise requires, references to “ACC” mean American Campus Communities, Inc., a Maryland real estate investment trust (“REIT”), and references to “ACCOP” mean American Campus Communities Operating Partnership, L.P., a Maryland limited partnership.  References to the “Company,” “we,” “us” or “our” mean collectively ACC, ACCOP and those entities/subsidiaries owned or controlled by ACC and/or ACCOP.  References to the “Operating Partnership” mean collectively ACCOP and those entities/subsidiaries owned or controlled by ACCOP. The following chart illustrates the Company’s and the Operating Partnership’s corporate structure:

American Campus Communities, Inc.
(Limited Partner)
100.0%
American Campus Communities
Holdings, LLC.
(General Partner)
98.8%
less than 1%
American Campus Communities
Operating Partnership, L.P.
1.2%
Other Limited
Partners
Property Owning
Entities/Subsidiaries
Company
Operating
Partnership

The general partner of ACCOP is American Campus Communities Holdings, LLC (“ACC Holdings”), an entity that is wholly-owned by ACC. As of September 30, 2014, ACC Holdings held an ownership interest in ACCOP of less than 1%. The limited partners of ACCOP are ACC and other limited partners consisting of current and former members of management and nonaffiliated third parties.  As of September 30, 2014, ACC owned an approximate 98.8% limited partnership interest in ACCOP.  As the sole member of the general partner of ACCOP, ACC has exclusive control of ACCOP’s day-to-day management.  Management operates the Company and the Operating Partnership as one business. The management of ACC consists of the same members as the management of ACCOP. The Company is structured as an umbrella partnership REIT (“UPREIT”) and ACC contributes all net proceeds from its various equity offerings to the Operating Partnership. In return for those contributions, ACC receives a number of units of the Operating Partnership (“OP Units,” see definition below) equal to the number of common shares it has issued in the equity offering. Contributions of properties to the Company can be structured as tax-deferred transactions through the issuance of OP Units in the Operating Partnership. Based on the terms of ACCOP’s partnership agreement, OP Units can be exchanged for ACC’s common shares on a one-for-one basis. The Company maintains a one-for-one relationship between the OP Units of the Operating Partnership issued to ACC and ACC Holdings and the common shares issued to the public. The Company believes that combining the reports on Form 10-Q of ACC and ACCOP into this single report provides the following benefits:

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

FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2014
 TABLE OF CONTENTS

		PAGE NO.

PART I.

Item 1.	Consolidated Financial Statements of American Campus Communities, Inc. and Subsidiaries:

	Consolidated Balance Sheets as of September 30, 2014 (unaudited) and December 31, 2013	1

	Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2014 and 2013 (all unaudited)	2

	Consolidated Statement of Changes in Equity for the nine months ended September 30, 2014 (unaudited)	3

	Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013 (all unaudited)	4

	Consolidated Financial Statements of American Campus Communities Operating Partnership, L.P. and Subsidiaries:

	Consolidated Balance Sheets as of September 30, 2014 (unaudited) and December 31, 2013	6

	Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2014 and 2013 (all unaudited)	7

	Consolidated Statement of Changes in Capital for the nine months ended September 30, 2014 (unaudited)	8

	Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013 (all unaudited)	9

	Notes to Consolidated Financial Statements of American Campus Communities, Inc. and Subsidiaries and American Campus Communities Operating Partnership, L.P. and Subsidiaries (unaudited)	11

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	32

Item 3.	Quantitative and Qualitative Disclosure about Market Risk	49

Item 4.	Controls and Procedures	50

PART II.

Item 1.	Legal Proceedings	51

Item 1A.	Risk Factors	51

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	51

Item 3.	Defaults Upon Senior Securities	51

Item 4.	Mine Safety Disclosures	51

Item 5.	Other Information	51

Item 6.	Exhibits	52

SIGNATURES		53

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2014	December 31, 2013
	(Unaudited)
Assets

Investments in real estate:
Wholly-owned properties, net	$5,356,617	$5,199,008
Wholly-owned property held for sale	—	14,408
On-campus participating properties, net	95,393	73,456
Investments in real estate, net	5,452,010	5,286,872

Cash and cash equivalents	19,412	38,751
Restricted cash	31,338	35,451
Student contracts receivable, net	14,660	9,238
Other assets	236,441	227,728

Total assets	$5,753,861	$5,598,040

Liabilities and equity

Liabilities:
Secured mortgage, construction and bond debt	$1,387,581	$1,507,216
Secured agency facility	—	87,750
Unsecured notes	798,264	398,721
Unsecured term loans	600,000	600,000
Unsecured revolving credit facility	138,500	150,700
Accounts payable and accrued expenses	73,596	65,088
Other liabilities	155,386	110,036
Total liabilities	3,153,327	2,919,511

Commitments and contingencies (Note 14)

Redeemable noncontrolling interests	50,937	47,964

Equity:
American Campus Communities, Inc. stockholders’ equity:
Common stock, $.01 par value, 800,000,000 shares authorized, 105,086,236 and 104,782,817 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	1,044	1,043
Additional paid in capital	3,022,686	3,017,631
Accumulated earnings and dividends	(474,659)	(392,338)
Accumulated other comprehensive loss	(5,114)	(1,435)
Total American Campus Communities, Inc. stockholders’ equity	2,543,957	2,624,901
Noncontrolling interests - partially owned properties	5,640	5,664
Total equity	2,549,597	2,630,565

Total liabilities and equity	$5,753,861	$5,598,040

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues
Wholly-owned properties	$171,816	$150,031	$506,822	$447,904
On-campus participating properties	5,786	5,066	18,709	17,871
Third-party development services	1,856	622	3,624	1,656
Third-party management services	1,769	1,792	5,751	5,425
Resident services	709	883	2,190	1,912
Total revenues	181,936	158,394	537,096	474,768

Operating expenses
Wholly-owned properties	98,232	86,838	250,074	221,817
On-campus participating properties	3,003	3,021	8,265	8,454
Third-party development and management services	2,881	3,058	8,387	7,786
General and administrative	4,807	3,934	14,159	12,366
Depreciation and amortization	49,576	45,056	146,201	137,811
Ground/facility leases	2,206	1,386	5,351	3,749
Provision for real estate impairment	2,377	—	2,377	—
Total operating expenses	163,082	143,293	434,814	391,983

Operating income	18,854	15,101	102,282	82,785

Nonoperating income and (expenses)
Interest income	1,055	792	3,123	2,165
Interest expense	(23,794)	(19,584)	(65,873)	(56,364)
Amortization of deferred financing costs	(1,543)	(1,410)	(4,503)	(4,134)
Loss from disposition of real estate	(67)	—	(67)	—
Other nonoperating income (expense)	—	134	—	(2,666)
Total nonoperating expenses	(24,349)	(20,068)	(67,320)	(60,999)

(Loss) income before income taxes and discontinued operations	(5,495)	(4,967)	34,962	21,786
Income tax provision	(290)	(255)	(869)	(765)
(Loss) income from continuing operations	(5,785)	(5,222)	34,093	21,021
Discontinued operations:
Income (loss) attributable to discontinued operations	—	223	(123)	5,027
Gain from disposition of real estate	—	52,831	2,843	52,831
Total discontinued operations	—	53,054	2,720	57,858
Net (loss) income	(5,785)	47,832	36,813	78,879
Net income attributable to noncontrolling interests
Redeemable noncontrolling interests	19	(573)	(567)	(986)
Partially owned properties	(81)	(83)	(257)	(1,078)
Net income attributable to noncontrolling interests	(62)	(656)	(824)	(2,064)
Net (loss) income attributable to common shareholders	$(5,847)	$47,176	$35,989	$76,815

Other comprehensive income (loss)
Change in fair value of interest rate swaps	2,073	(1,163)	(3,797)	4,451
Comprehensive (loss) income	$(3,774)	$46,013	$32,192	$81,266

(Loss) income per share attributable to common shareholders - basic
(Loss) income from continuing operations per share	$(0.06)	$(0.05)	$0.31	$0.18
Net (loss) income per share	$(0.06)	$0.45	$0.34	$0.73

(Loss) income per share attributable to common shareholders - diluted
(Loss) income from continuing operations per share	$(0.06)	$(0.05)	$0.31	$0.18
Net (loss) income per share	$(0.06)	$0.45	$0.33	$0.72

Weighted-average common shares outstanding
Basic	104,968,616	104,781,431	104,903,344	104,752,982
Diluted	104,968,616	104,781,431	105,605,755	105,381,053

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(unaudited, in thousands, except share data)

	Common Shares	Par Value of Common Shares	Additional Paid in Capital	Accumulated Earnings and Dividends	Accumulated Other Comprehensive Loss	Noncontrolling Interests – Partially Owned Properties	Total
Equity, December 31, 2013	104,782,817	$1,043	$3,017,631	$(392,338)	$(1,435)	$5,664	$2,630,565
Adjustments to reflect redeemable noncontrolling interests at fair value	—	—	(4,136)	—	—	—	(4,136)
Amortization of restricted stock awards	—	—	5,165	—	—	—	5,165
Vesting of restricted stock awards and restricted stock units	133,910	—	(2,072)	—	—	—	(2,072)
Distributions to common and restricted stockholders	—	—	—	(118,310)	—	—	(118,310)
Distributions to noncontrolling interests - partially owned properties	—	—	—	—	—	(281)	(281)
Conversion of operating partnership units to common stock	20,269	—	222	—	—	—	222
ATM Equity Program (net of offering costs)	149,240	1	5,876	—	—	—	5,877
Change in fair value of interest rate swaps	—	—	—	—	(3,797)	—	(3,797)
Amortization of interest rate swap terminations	—	—	—	—	118	—	118
Net income	—	—	—	35,989	—	257	36,246
Equity, September 30, 2014	105,086,236	$1,044	$3,022,686	$(474,659)	$(5,114)	$5,640	$2,549,597

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2014	2013
Operating activities
Net income	$36,813	$78,879
Adjustments to reconcile net income to net cash provided by operating activities:
Gains and losses from disposition of real estate, net	(2,776)	(52,831)
Impairment of real estate	2,377	—
Depreciation and amortization	146,248	140,059
Amortization of deferred financing costs and debt premiums/discounts	(5,067)	(6,397)
Share-based compensation	5,513	5,008
Income tax provision	869	765
Amortization of interest rate swap terminations	118	—
Changes in operating assets and liabilities:
Restricted cash	(4)	1,468
Student contracts receivable, net	(5,474)	(3,333)
Other assets	(11,255)	(16,315)
Accounts payable and accrued expenses	4,621	3,577
Other liabilities	29,063	25,919
Net cash provided by operating activities	201,046	176,799

Investing activities
Proceeds from disposition of properties	7,312	155,234
Proceeds from disposition of land	1,681	—
Cash paid for property acquisitions	(9,120)	(92,508)
Cash paid for land acquisitions	(3,513)	(9,920)
Capital expenditures for wholly-owned properties	(63,182)	(52,587)
Investments in wholly-owned properties under development	(194,961)	(219,036)
Capital expenditures for on-campus participating properties	(1,727)	(1,323)
Investment in on-campus participating property under development	(25,007)	(7,045)
Investment in loans receivable	—	(52,038)
Investment in mezzanine loans	—	(8,750)
Proceeds from loans receivable	2,984	—
Decrease (increase) in escrow deposits for investment transactions	1,157	(2,500)
Change in restricted cash related to capital reserves	2,183	(1,156)
Proceeds from insurance settlement	—	636
Purchase of corporate furniture, fixtures and equipment	(3,278)	(1,997)
Net cash used in investing activities	(285,471)	(292,990)

Financing activities
Proceeds from unsecured notes	399,444	398,636
Proceeds from sale of common stock	5,984	—
Offering costs	(107)	—
Pay-off of mortgage loans	(125,191)	(61,891)
Proceeds from revolving credit facilities	426,900	364,855
Pay downs of revolving credit facilities	(526,850)	(456,200)
Proceeds from construction loan	26,261	3,917
Scheduled principal payments on debt	(12,118)	(11,353)
Debt issuance and assumption costs	(5,019)	(4,239)
Termination of forward starting interest rate swaps	(4,122)	—
Distributions to common and restricted stockholders	(118,310)	(111,525)
Distributions to noncontrolling partners	(1,786)	(2,196)
Net cash provided by financing activities	65,086	120,004

Net change in cash and cash equivalents	(19,339)	3,813
Cash and cash equivalents at beginning of period	38,751	21,454
Cash and cash equivalents at end of period	$19,412	$25,267

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2014	2013
Supplemental disclosure of non-cash investing and financing activities
Issuance of common units in connection with property acquisitions	$—	$(3,451)
Change in fair value of derivative instruments, net	$325	$4,451

Supplemental disclosure of cash flow information
Interest paid	$76,764	$70,226

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)

	September 30, 2014	December 31, 2013
	(Unaudited)
Assets

Investments in real estate:
Wholly-owned properties, net	$5,356,617	$5,199,008
Wholly-owned property held for sale	—	14,408
On-campus participating properties, net	95,393	73,456
Investments in real estate, net	5,452,010	5,286,872

Cash and cash equivalents	19,412	38,751
Restricted cash	31,338	35,451
Student contracts receivable, net	14,660	9,238
Other assets	236,441	227,728

Total assets	$5,753,861	$5,598,040

Liabilities and capital

Liabilities:
Secured mortgage, construction and bond debt	$1,387,581	$1,507,216
Secured agency facility	—	87,750
Unsecured notes	798,264	398,721
Unsecured term loans	600,000	600,000
Unsecured revolving credit facility	138,500	150,700
Accounts payable and accrued expenses	73,596	65,088
Other liabilities	155,386	110,036
Total liabilities	3,153,327	2,919,511

Commitments and contingencies (Note 14)

Redeemable limited partners	50,937	47,964

Capital:
Partners’ capital:
General partner – 12,222 OP units outstanding at both September 30, 2014 and December 31, 2013	101	111
Limited partner – 105,074,014 and 104,770,595 OP units outstanding at September 30, 2014 and December 31, 2013, respectively	2,548,970	2,626,225
Accumulated other comprehensive loss	(5,114)	(1,435)
Total partners’ capital	2,543,957	2,624,901
Noncontrolling interests - partially owned properties	5,640	5,664
Total capital	2,549,597	2,630,565

Total liabilities and capital	$5,753,861	$5,598,040

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands, except unit and per unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues
Wholly-owned properties	$171,816	$150,031	$506,822	$447,904
On-campus participating properties	5,786	5,066	18,709	17,871
Third-party development services	1,856	622	3,624	1,656
Third-party management services	1,769	1,792	5,751	5,425
Resident services	709	883	2,190	1,912
Total revenues	181,936	158,394	537,096	474,768

Operating expenses
Wholly-owned properties	98,232	86,838	250,074	221,817
On-campus participating properties	3,003	3,021	8,265	8,454
Third-party development and management services	2,881	3,058	8,387	7,786
General and administrative	4,807	3,934	14,159	12,366
Depreciation and amortization	49,576	45,056	146,201	137,811
Ground/facility leases	2,206	1,386	5,351	3,749
Provision for real estate impairment	2,377	—	2,377	—
Total operating expenses	163,082	143,293	434,814	391,983

Operating income	18,854	15,101	102,282	82,785

Nonoperating income and (expenses)
Interest income	1,055	792	3,123	2,165
Interest expense	(23,794)	(19,584)	(65,873)	(56,364)
Amortization of deferred financing costs	(1,543)	(1,410)	(4,503)	(4,134)
Loss from disposition of real estate	(67)	—	(67)	—
Other nonoperating income (expense)	—	134	—	(2,666)
Total nonoperating expenses	(24,349)	(20,068)	(67,320)	(60,999)
(Loss) income before income taxes and discontinued operations	(5,495)	(4,967)	34,962	21,786
Income tax provision	(290)	(255)	(869)	(765)
(Loss) income from continuing operations	(5,785)	(5,222)	34,093	21,021
Discontinued operations:
Income (loss) attributable to discontinued operations	—	223	(123)	5,027
Gain from disposition of real estate	—	52,831	2,843	52,831
Total discontinued operations	—	53,054	2,720	57,858
Net (loss) income	(5,785)	47,832	36,813	78,879
Net income attributable to noncontrolling interests – partially owned properties	(81)	(83)	(257)	(1,078)
Net (loss) income attributable to American Campus Communities Operating Partnership, L.P.	(5,866)	47,749	36,556	77,801
Series A preferred unit distributions	(44)	(46)	(134)	(137)
Net (loss) income available to common unitholders	$(5,910)	$47,703	$36,422	$77,664

Other comprehensive income (loss)
Change in fair value of interest rate swaps	2,073	(1,163)	(3,797)	4,451
Comprehensive (loss) income	$(3,837)	$46,540	$32,625	$82,115

(Loss) income per unit attributable to common unitholders – basic
(Loss) income from continuing operations per unit	$(0.06)	$(0.05)	$0.31	$0.18
Net (loss) income per unit	$(0.06)	$0.45	$0.34	$0.73

(Loss) income per unit attributable to common unitholders – diluted
(Loss) income from continuing operations per unit	$(0.06)	$(0.05)	$0.31	$0.18
Net (loss) income per unit	$(0.06)	$0.45	$0.33	$0.72

Weighted-average common units outstanding
Basic	106,182,465	105,919,787	106,126,665	105,887,837
Diluted	106,182,465	105,919,787	106,829,076	106,515,908

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN CAPITAL
(unaudited, in thousands, except unit data)

					Accumulated	Noncontrolling
					Other	Interests -
	General Partner		Limited Partner		Comprehensive	Partially Owned
	Units	Amount	Units	Amount	Loss	Properties	Total
Capital, December 31, 2013	12,222	$111	104,770,595	$2,626,225	$(1,435)	$5,664	$2,630,565
Adjustments to reflect redeemable limited partners’ interest at fair value	—	—	—	(4,136)	—	—	(4,136)
Amortization of restricted stock awards	—	—	—	5,165	—	—	5,165
Vesting of restricted stock awards and restricted stock units	—	—	133,910	(2,072)	—	—	(2,072)
Distributions	—	(14)	—	(118,296)	—	—	(118,310)
Distributions to joint venture partners	—	—	—	—	—	(281)	(281)
Conversion of operating partnership units to common stock	—	—	20,269	222	—	—	222
ATM Equity Program (net of offering costs)	—	—	149,240	5,877	—	—	5,877
Change in fair value of interest rate swaps	—	—	—	—	(3,797)	—	(3,797)
Amortization of interest rates swap terminations	—	—	—	—	118	—	118
Net income	—	4	—	35,985	—	257	36,246
Capital, September 30, 2014	12,222	$101	105,074,014	$2,548,970	$(5,114)	$5,640	$2,549,597

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2014	2013
Operating activities
Net income	$36,813	$78,879
Adjustments to reconcile net income to net cash provided by operating activities:
Gains and losses from disposition of real estate, net	(2,776)	(52,831)
Impairment of real estate	2,377	—
Depreciation and amortization	146,248	140,059
Amortization of deferred financing costs and debt premiums/discounts	(5,067)	(6,397)
Share-based compensation	5,513	5,008
Income tax provision	869	765
Amortization of interest rate swap terminations	118	—
Changes in operating assets and liabilities:
Restricted cash	(4)	1,468
Student contracts receivable, net	(5,474)	(3,333)
Other assets	(11,255)	(16,315)
Accounts payable and accrued expenses	4,621	3,577
Other liabilities	29,063	25,919
Net cash provided by operating activities	201,046	176,799

Investing activities
Proceeds from disposition of properties	7,312	155,234
Proceeds from disposition of land	1,681	—
Cash paid for property acquisitions	(9,120)	(92,508)
Cash paid for land acquisitions	(3,513)	(9,920)
Capital expenditures for wholly-owned properties	(63,182)	(52,587)
Investments in wholly-owned properties under development	(194,961)	(219,036)
Capital expenditures for on-campus participating properties	(1,727)	(1,323)
Investment in on-campus participating property under development	(25,007)	(7,045)
Investment in loans receivable	—	(52,038)
Investment in mezzanine loans	—	(8,750)
Proceeds from loans receivable	2,984	—
Decrease (increase) in escrow deposits for investment transactions	1,157	(2,500)
Change in restricted cash related to capital reserves	2,183	(1,156)
Proceeds from insurance settlement	—	636
Purchase of corporate furniture, fixtures and equipment	(3,278)	(1,997)
Net cash used in investing activities	(285,471)	(292,990)

Financing activities
Proceeds from unsecured notes	399,444	398,636
Proceeds from issuance of common units in exchange for contributions, net	5,877	—
Pay-off of mortgage loans	(125,191)	(61,891)
Proceeds from revolving credit facilities	426,900	364,855
Pay downs of revolving credit facilities	(526,850)	(456,200)
Proceeds from construction loan	26,261	3,917
Scheduled principal payments on debt	(12,118)	(11,353)
Debt issuance and assumption costs	(5,019)	(4,239)
Termination of forward starting interest rate swaps	(4,122)	—
Distributions paid on unvested restricted stock awards	(844)	(710)
Distributions paid on common units	(118,837)	(112,013)
Distributions paid on preferred units	(134)	(137)
Distributions paid to noncontrolling partners - partially owned properties	(281)	(861)
Net cash provided by financing activities	65,086	120,004

Net change in cash and cash equivalents	(19,339)	3,813
Cash and cash equivalents at beginning of period	38,751	21,454
Cash and cash equivalents at end of period	$19,412	$25,267

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2014	2013
Supplemental disclosure of non-cash investing and financing activities
Issuance of common units in connection with property acquisitions	$—	$(3,451)
Change in fair value of derivative instruments, net	$325	$4,451

Supplemental disclosure of cash flow information
Interest paid	$76,764	$70,226

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

The general partner of ACCOP is American Campus Communities Holdings, LLC (“ACC Holdings”), an entity that is wholly-owned by ACC.  As of September 30, 2014, ACC Holdings held an ownership interest in ACCOP of less than 1%. The limited partners of ACCOP are ACC and other limited partners consisting of current and former members of management and nonaffiliated third parties.  As of September 30, 2014, ACC owned an approximate 98.8% limited partnership interest in ACCOP.  As the sole member of the general partner of ACCOP, ACC has exclusive control of ACCOP’s day-to-day management.  Management operates ACC and ACCOP as one business.  The management of ACC consists of the same members as the management of ACCOP.  ACC consolidates ACCOP for financial reporting purposes, and ACC does not have significant assets other than its investment in ACCOP.  Therefore, the assets and liabilities of ACC and ACCOP are the same on their respective financial statements.  References to the “Company,” “we,” “us” or “our” mean collectively ACC, ACCOP and those entities/subsidiaries owned or controlled by ACC and/or ACCOP.  References to the “Operating Partnership” mean collectively ACCOP and those entities/subsidiaries owned or controlled by ACCOP.  Unless otherwise indicated, the accompanying Notes to the Consolidated Financial Statements apply to both the Company and the Operating Partnership.

As of September 30, 2014, our property portfolio contained 167 properties with approximately 102,200 beds in approximately 33,200 units.  Our property portfolio consisted of 143 owned off-campus student housing properties that are in close proximity to colleges and universities, 18 American Campus Equity (“ACE®”) properties operated under ground/facility leases with eight university systems, five on-campus participating properties operated under ground/facility leases with the related university systems and one property containing a hotel which we plan to redevelop into a new student housing facility.  Of the 167 properties, four were under development as of September 30, 2014, and when completed will consist of a total of approximately 3,200 beds in approximately 800 units.  Our communities contain modern housing units and are supported by a resident assistant system and other student-oriented programming, with many offering resort-style amenities.

Through one of ACC’s taxable REIT subsidiaries (“TRSs”), we also provide construction management and development services, primarily for student housing properties owned by colleges and universities, charitable foundations, and others.  As of September 30, 2014, also through one of ACC’s TRSs, we provided third-party management and leasing services for 33 properties that represented approximately 26,100 beds in approximately 10,400 units.  Third-party management and leasing services are typically provided pursuant to management contracts that have initial terms that range from one to five years.  As of September 30, 2014, our total owned and third-party managed portfolio included 200 properties with approximately 128,300 beds in approximately 43,600 units.

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

Project costs directly associated with the development and construction of an owned real estate project, which include interest, property taxes, and amortization of deferred finance costs, are capitalized as construction in progress.  Upon completion of the project, costs are transferred into the applicable asset category and depreciation commences.  Interest totaling approximately $2.1

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

million and $2.8 million was capitalized during the three months ended September 30, 2014 and 2013, respectively, and $7.0 million and $8.6 million was capitalized during the nine months ended September 30, 2014 and 2013, respectively. Amortization of deferred financing costs totaling approximately $700 and $120,000 was capitalized as construction in progress during the three months ended September 30, 2014 and 2013, respectively, and $7,000 and $200,000 was capitalized as construction in progress during the nine months ended September 30, 2014 and 2013, respectively.

Management assesses whether there has been an impairment in the value of the Company’s investments in real estate whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Impairment is recognized when estimated expected future undiscounted cash flows are less than the carrying value of the property.  The estimation of expected future net cash flows is inherently uncertain and relies on assumptions regarding current and future economics and market conditions.  If such conditions change, then an adjustment to the carrying value of the Company’s long-lived assets could occur in the future period in which the conditions change.  To the extent that a property is impaired, the excess of the carrying amount of the property over its estimated fair value is charged to earnings. The Company believes that there were no impairments of the carrying values of its investments in real estate as of September 30, 2014.

The Company also performs a periodic assessment to determine which long-lived assets are likely to be sold prior to the end of their estimated useful lives. For those probable sales, an impairment charge is recorded for any excess of the carrying value of the asset over the expected net proceeds from the disposal. As discussed in more detail in Note 4, prior to the sale of a wholly-owned property in September 2014, the Company reduced the property's carrying amount to its estimated fair value less estimated selling costs which resulted in an impairment charge.

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

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Amortization expense related to in-place leases was approximately $0.4 million and $2.1 million for the three months ended September 30, 2014 and 2013, respectively and $2.2 million and $13.0 million for the nine months ended September 30, 2014 and 2013, respectively.  Accumulated amortization at September 30, 2014 and December 31, 2013 was approximately $27.7 million and $25.5 million, respectively.  Intangible assets, net of amortization, are included in other assets on the accompanying consolidated balance sheets and the amortization of intangible assets is included in depreciation and amortization expense in the accompanying consolidated statements of comprehensive income.

Mortgage Debt - Premiums and Discounts

Mortgage debt premiums and discounts represent fair value adjustments to account for the difference between the stated rates and market rates of mortgage debt assumed in connection with the Company’s property acquisitions.  The mortgage debt premiums and discounts are amortized to interest expense over the term of the related mortgage loans using the effective-interest method.  The amortization of mortgage debt premiums and discounts resulted in a net decrease to interest expense of approximately $3.3 million and $3.4 million for the three months ended September 30, 2014 and 2013, respectively, and $9.7 million and $10.6 million for the nine months ended September 30, 2014 and 2013, respectively.  As of September 30, 2014 and December 31, 2013, net unamortized mortgage debt premiums were approximately $64.0 million and $74.6 million, respectively, and net unamortized mortgage debt discounts were approximately $1.1 million and $2.0 million, respectively.  Mortgage debt premiums and discounts are included in secured mortgage, construction and bond debt on the accompanying consolidated balance sheets and amortization of mortgage debt premiums and discounts is included in interest expense on the accompanying consolidated statements of comprehensive income.

Unsecured Notes - Original Issue Discount

In April 2013 and again in June 2014, the Company issued $400 million of senior unsecured notes (see Note 8) at 99.659 percent and 99.861 percent of par value, respectively, and recorded an original issue discount of approximately $1.4 million and $0.6 million, respectively. The total unamortized original issue discount was approximately $1.7 million and $1.3 million as of September 30, 2014 and December 31, 2013, respectively, and is included in unsecured notes on the accompanying consolidated balance sheets. Amortization of the original issue discounts of approximately $41,000 and $28,000 for the three months ended September 30, 2014 and 2013, respectively, and $100,000 and $56,000 for the nine months ended September 30, 2014 and 2013, respectively, is included in interest expense on the accompanying consolidated statements of comprehensive income.

Pre-development Expenditures

Pre-development expenditures such as architectural fees, permits and deposits associated with the pursuit of third-party and owned development projects are expensed as incurred, until such time that management believes it is probable that the contract will be executed and/or construction will commence.  Because the Company frequently incurs these pre-development expenditures before a financing commitment and/or required permits and authorizations have been obtained, the Company bears the risk of loss of these pre-development expenditures if financing cannot ultimately be arranged on acceptable terms or the Company is unable to successfully obtain the required permits and authorizations.  As such, management evaluates the status of third-party and owned projects that have not yet commenced construction on a periodic basis and expenses any deferred costs related to projects whose current status indicates the commencement of construction is unlikely and/or the costs may not provide future value to the Company in the form of revenues.  Such write-offs are included in third-party development and management services expenses (in the case of third-party development projects) or general and administrative expenses (in the case of owned development projects) on the accompanying consolidated statements of comprehensive income.  As of September 30, 2014, the Company has deferred approximately $7.2 million in pre-development costs related to third-party and owned development projects that have not yet commenced construction.  Such costs are included in other assets on the accompanying consolidated balance sheets.

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

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following potentially dilutive securities were outstanding for the three and nine months ended September 30, 2014 and 2013, but were not included in the computation of diluted earnings per share because the effects of their inclusion would be anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Common OP Units (Note 10)	1,213,849	1,138,356	1,223,321	1,134,855
Preferred OP Units (Note 10)	110,359	114,014	111,589	114,090
Unvested Restricted Stock Awards (Note 11)	681,223	606,024	—	—
Total potentially dilutive securities	2,005,431	1,858,394	1,334,910	1,248,945

The following is a summary of the elements used in calculating basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Numerator – basic and diluted earnings per share:
(Loss) income from continuing operations	$(5,785)	$(5,222)	$34,093	$21,021
Income from continuing operations attributable to noncontrolling interests	(62)	(32)	(790)	(1,383)
(Loss) income from continuing operations attributable to common shareholders	(5,847)	(5,254)	33,303	19,638
Amount allocated to participating securities	(260)	(218)	(844)	(710)
(Loss) income from continuing operations attributable to common shareholders, net of amount allocated to participating securities	(6,107)	(5,472)	32,459	18,928
Income from discontinued operations	—	53,054	2,720	57,858
Income from discontinued operations attributable to noncontrolling interests	—	(624)	(34)	(681)
Income from discontinued operations attributable to common shareholders	—	52,430	2,686	57,177
Net (loss) income attributable to common shareholders	$(6,107)	$46,958	$35,145	$76,105
Denominator:
Basic weighted average common shares outstanding	104,968,616	104,781,431	104,903,344	104,752,982
Unvested Restricted Stock Awards (Note 11)	—	—	702,411	628,071
Diluted weighted average common shares outstanding	104,968,616	104,781,431	105,605,755	105,381,053

Earnings per share – basic:
(Loss) income from continuing operations attributable to common shareholders, net of amount allocated to participating securities	$(0.06)	$(0.05)	$0.31	$0.18
Income from discontinued operations attributable to common shareholders	$—	$0.50	$0.03	$0.55
Net (loss) income attributable to common shareholders	$(0.06)	$0.45	$0.34	$0.73
Earnings per share – diluted:
(Loss) income from continuing operations attributable to common shareholders, net of amount allocated to participating securities	$(0.06)	$(0.05)	$0.31	$0.18
Income from discontinued operations attributable to common shareholders	$—	$0.50	$0.02	$0.54
Net (loss) income attributable to common shareholders	$(0.06)	$0.45	$0.33	$0.72
Distributions per common share	$0.38	$0.36	$1.12	$1.0575

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

The following potentially dilutive securities were outstanding for the three months ended September 30, 2014 and 2013, but were not included in the computation of diluted earnings per unit because the effects of their inclusion would be anti-dilutive.

	Three Months Ended September 30,
	2014	2013
Unvested Restricted Stock Awards (Note 11)	681,223	606,024
Total potentially dilutive securities	681,223	606,024

The following is a summary of the elements used in calculating basic and diluted earnings per unit:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Numerator – basic and diluted earnings per unit:
(Loss) income from continuing operations	$(5,785)	$(5,222)	$34,093	$21,021
Income from continuing operations attributable to noncontrolling interests – partially owned properties	(81)	(83)	(257)	(1,078)
(Income) loss from continuing operations attributable to Series A preferred units	(44)	11	(131)	(75)
Amount allocated to participating securities	(260)	(218)	(844)	(710)
(Loss) income from continuing operations attributable to common unitholders, net of amount allocated to participating securities	(6,170)	(5,512)	32,861	19,158
Income from discontinued operations	—	53,054	2,720	57,858
Income from discontinued operations attributable to Series A preferred units	—	(57)	(3)	(62)
Income from discontinued operations attributable to common unitholders	—	52,997	2,717	57,796
Net (loss) income attributable to common unitholders	$(6,170)	$47,485	$35,578	$76,954
Denominator:
Basic weighted average common units outstanding	106,182,465	105,919,787	106,126,665	105,887,837
Unvested Restricted Stock Awards (Note 11)	—	—	702,411	628,071
Diluted weighted average common units outstanding	106,182,465	105,919,787	106,829,076	106,515,908

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Earnings per unit - basic:
(Loss) income from continuing operations attributable to common unitholders, net of amount allocated to participating securities	$(0.06)	$(0.05)	$0.31	$0.18
Income from discontinued operations attributable to common unitholders	$—	$0.50	$0.03	$0.55
Net (loss) income attributable to common unitholders	$(0.06)	$0.45	$0.34	$0.73
Earnings per unit - diluted:
(Loss) income from continuing operations attributable to common unitholders, net of amount allocated to participating securities	$(0.06)	$(0.05)	$0.31	$0.18
Income from discontinued operations attributable to common unitholders	$—	$0.50	$0.02	$0.54
Net (loss) income attributable to common unitholders	$(0.06)	$0.45	$0.33	$0.72
Distributions per common unit	$0.38	$0.36	$1.12	$1.0575

3. Property Acquisitions

On January 10, 2014, the Company acquired the Boulder Outlook Hotel property, which is located near the University of Colorado campus, for a purchase price of approximately $9.3 million. The seller will operate the hotel until the fourth quarter 2014, at which point the hotel will be demolished and construction on a new student housing facility will commence.
4. Property Dispositions and Discontinued Operations

As discussed in more detail in Note 2, the operations for any properties sold during 2013 along with any properties sold in 2014 that were classified as held for sale as of December 31, 2013, are not subject to the new accounting guidance for discontinued operations and have been presented in discontinued operations in the accompanying consolidated statements of comprehensive income.

Dispositions Subject to New Guidance for Discontinued Operations

In September 2014, the Company sold The Enclave, a 120-unit, 480-bed wholly-owned property located near the campus of Bowling Green State University for a sales price of approximately $6.3 million, resulting in net proceeds of approximately $6.0 million. Prior to the sale of The Enclave, the Company recorded the property at the lower of cost or fair value less estimated selling costs, resulting in an impairment charge of approximately $2.4 million. As discussed in more detail in Note 2, due to a recent change in accounting guidance, The Enclave along with future disposals of individual operating properties will no longer qualify as discontinued operations. As a result, the operations along with the impairment charge and resulting loss on disposition of $67,000 are included within (loss) income from continuing operations on the accompanying consolidated statements of comprehensive income.

Dispositions Not Subject to New Guidance for Discontinued Operations

2014 Dispositions

In February 2014, the Company sold Hawks Landing, a 122-unit, 484-bed owned off-campus property located near the campus of Miami University of Ohio for a sales price of approximately $17.3 million, including the assumption of an existing $15.6 million mortgage loan by the purchaser, resulting in net proceeds of approximately $1.3 million. Because Hawks Landing was classified as held for sale as of December 31, 2013, the resulting gain on disposition of approximately $2.8 million is included in discontinued operations on the accompanying consolidated statements of comprehensive income for the nine months ended September 30, 2014.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

2013 Dispositions

In July 2013, the Company sold four owned off-campus properties containing 3,070 beds for a combined sales price of $157.4 million, resulting in proceeds of approximately $155.2 million. The resulting gain on disposition of approximately $52.8 million is included in discontinued operations on the accompanying consolidated statements of comprehensive income for the three and nine months ended September 30, 2013.

Additionally, two owned off-campus properties were classified as held for sale as of September 30, 2013 and subsequently sold in the fourth quarter 2013. The net income attributable to these properties is included in discontinued operations on the accompanying consolidated statements of comprehensive income for the three and nine months ended September 30, 2013.

The properties discussed above are included in the wholly-owned properties segment (see Note 15).  The following is a summary of income (loss) attributable to discontinued operations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Total revenues	$—	$2,399	$279	$15,293
Total operating expenses	—	(1,491)	(239)	(6,736)
Depreciation and amortization	—	(323)	—	(2,248)
Operating income	—	585	40	6,309
Total nonoperating expenses	—	(362)	(163)	(1,282)
Net income (loss)	$—	$223	$(123)	$5,027

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

5. Investments in Wholly-Owned Properties

Wholly-owned properties consisted of the following:

	September 30, 2014	December 31, 2013
Land (1) (2)	$586,594	$575,944
Buildings and improvements (2)	5,004,453	4,759,879
Furniture, fixtures and equipment (2)	291,792	267,022
Construction in progress	131,816	121,923
	6,014,655	5,724,768
Less accumulated depreciation	(658,038)	(525,760)
Wholly-owned properties, net (3)	$5,356,617	$5,199,008

(1)
The land balance above includes undeveloped land parcels with book values of approximately $40.6 million as of both September 30, 2014 and December 31, 2013.  Also includes land totaling approximately $20.9 million and $39.4 million as of September 30, 2014 and December 31, 2013, respectively, related to properties under development.

(2)
Land, buildings and improvements and furniture, fixtures and equipment as of September 30, 2014 include $4.1 million, $26.0 million and $2.0 million, respectively, related to the University Walk property located in Knoxville, Tennessee that serves students attending the University of Tennessee.  In July 2013, the Company entered into a purchase and contribution agreement with a private developer whereby the Company is obligated to purchase the property as long as the developer meets certain construction completion deadlines and other closing conditions.  The property opened for operations in August 2014 and the company anticipates closing on the purchase of the property in the fourth quarter 2014. The entity is financed with an $8.8 million mezzanine loan from the Company, a $19.0 million construction loan from a third-party lender and a $1.5 million equity contribution from the developer. The Company is responsible for leasing, management, and initial operations of the project while the third-party developer is responsible for the development of the property. The entity that owns University Walk is deemed to be a variable interest entity (“VIE”), and the Company is determined to be the primary beneficiary of the VIE.  As such, the assets and liabilities of the entity owning the property are included in the Company’s and the Operating Partnership’s consolidated financial statements.

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

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

6. On-Campus Participating Properties

On-campus participating properties are as follows:

			Historical Cost
Lessor/University	Lease Commencement	Required Debt Repayment	September 30, 2014	December 31, 2013
Texas A&M University System / Prairie View A&M University (1)	2/1/1996	9/1/2023	$43,043	$42,288
Texas A&M University System / Texas A&M International	2/1/1996	9/1/2023	6,904	6,767
Texas A&M University System / Prairie View A&M University (2)	10/1/1999	8/31/2025	26,731	26,275
		8/31/2028
University of Houston System / University of Houston (3)	9/27/2000	8/31/2035	36,505	36,126
West Virginia University Project / West Virginia University (4)	7/16/2013	7/16/2045	43,437	19,249
			156,620	130,705
Less accumulated amortization			(61,227)	(57,249)
On-campus participating properties, net			$95,393	$73,456

(1)	Consists of three phases placed in service between 1996 and 1998.

(2)	Consists of two phases placed in service in 2000 and 2003.

(3)	Consists of two phases placed in service in 2001 and 2005.

(4)
This property commenced operations in August 2014. Due to our involvement in the construction of the facility, fees paid to the Company/lessee for development and construction management services during the construction period were deferred and amortized to revenue over the lease term.

7. Investments in Unconsolidated Joint Ventures

As of September 30, 2014, the Company owned a noncontrolling interest in one unconsolidated joint venture that is accounted for utilizing the equity method of accounting.  The investment consists of a noncontrolling equity interest in a joint venture with the United States Navy that owns military housing privatization projects located on naval bases in Norfolk and Newport News, Virginia.  In 2010, the Company discontinued applying the equity method in regards to its investment in this joint venture as a result of the Company’s share of losses exceeding its investment in the joint venture.  Because the Company had not guaranteed any obligations of the investee and was not otherwise committed to provide further financial support to the investee, it therefore suspended recording its share of losses once the investment was reduced to zero.  We also earn fees for providing management services to this joint venture, which totaled approximately $0.2 million and $0.4 million for the three month periods ended September 30, 2014 and 2013, respectively and $1.0 million and $1.2 million for the nine months ended September 30, 2014 and 2013, respectively.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

8. Debt

A summary of the Company’s outstanding consolidated indebtedness, including unamortized debt premiums and discounts, is as follows:

	September 30, 2014	December 31, 2013
Debt secured by wholly-owned properties:
Mortgage loans payable:
Unpaid principal balance	$1,150,065	$1,300,371
Unamortized debt premiums	63,963	74,575
Unamortized debt discounts	(1,114)	(2,021)
	1,212,914	1,372,925
Construction loans payable (1)	61,998	44,638
	1,274,912	1,417,563
Debt secured by on-campus participating properties:
Mortgage loan payable	30,790	31,380
Bonds payable	39,785	42,440
Construction loan payable	42,094	15,833
	112,669	89,653
Secured mortgage, construction and bond debt	1,387,581	1,507,216
Secured agency facility	—	87,750
Unsecured notes, net of unamortized original issue discount	798,264	398,721
Unsecured revolving credit facility	138,500	150,700
Unsecured term loans	600,000	600,000
Total debt	$2,924,345	$2,744,387

(1)
Construction loans payable as of September 30, 2014 includes $17.4 million related to a construction loan that partially financed the development and construction of University Walk, a VIE the Company is including in its consolidated financial statements (see Note 5). The creditor of this construction loan does not have recourse to the assets of the Company.

Unsecured Notes

In June 2014, the Operating Partnership issued an additional $400 million in senior unsecured notes under its existing shelf registration.  These 10-year notes were issued at 99.861 percent of par value with a coupon of 4.125 percent and a yield of 4.142 percent, and are fully and unconditionally guaranteed by the Company.  Interest on the notes is payable semi-annually on January 1 and July 1, with the first payment beginning on January 1, 2015. The notes will mature on July 1, 2024.  Net proceeds from the sale of the unsecured notes totaled approximately $395.3 million after deducting the underwriting discount and offering expenses. The underwriting discount and offering expenses were capitalized to deferred financing costs and will be amortized over the term of the unsecured notes.  The Company used $340 million of the offering proceeds to pay down the outstanding balance on its revolving credit facility in full.  The terms of the unsecured notes include certain financial covenants that require the Operating Partnership to limit the amount of total debt and secured debt as a percentage of total asset value, as defined.  In addition, the Operating Partnership must maintain a minimum ratio of unencumbered asset value to unsecured debt, as well as a minimum interest coverage level. As of September 30, 2014, the Company was in compliance with all such covenants.

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

Each loan bears interest at a variable rate, at the Company’s option, based upon a base rate or one-, two-, three- or six-month LIBOR, plus, in each case, a spread based upon the Company’s investment grade rating from either Moody’s Investor Services, Inc. or Standard & Poor’s Rating Group. As of September 30, 2014, the Term Loan II Facility bore interest at a variable rate of 1.66% per annum (0.16% + 1.50% spread). The Company has entered into multiple interest rate swap contracts with notional amounts totaling $350 million that effectively fix the interest rate to a weighted average annual rate of 0.88% on the outstanding balance of the Term Loan I Facility. Including the current spread of 1.50%, the all-in weighted average annual rate on the Term Loan I Facility was 2.38% at September 30, 2014. Refer to Note 12 for more information on the interest rate swap contracts mentioned above. Availability under the revolving credit facility is limited to an “aggregate borrowing base amount” equal to 60% of the value of the Company’s unencumbered properties, calculated as set forth in the unsecured credit facility.  Additionally, the Company is required to pay a facility fee of 0.25% per annum on the $500 million revolving credit facility.  As of September 30, 2014, the revolving credit facility bore interest at a weighted average annual rate of 1.71% (0.16% + 1.30% spread + 0.25% facility fee), and availability under the revolving credit facility totaled $361.5 million as of September 30, 2014.

The terms of the unsecured credit facility include certain restrictions and covenants, which limit, among other items, the incurrence of additional indebtedness, liens, and the disposition of assets.  The facility contains customary affirmative and negative covenants and also contains financial covenants that, among other things, require the Company to maintain certain minimum ratios of “EBITDA” (earnings before interest, taxes, depreciation and amortization) to fixed charges and total indebtedness.  The Company may not pay distributions that exceed a specified percentage of funds from operations, as adjusted, for any four consecutive quarters.  The financial covenants also include consolidated net worth and leverage ratio tests.  As of September 30, 2014, the Company was in compliance with all such covenants.

Secured Agency Facility

The Company borrowed funds from its $500 million unsecured revolving credit facility to pay off the outstanding balance on the secured agency facility on the scheduled maturity date of September 1, 2014.

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

During the three months ended September 30, 2014, the Company sold 149,240 shares at a weighted average price of $40.10 per share. Net proceeds received under this program during the three months ended September 30, 2014, totaled approximately $5.9 million, after payment of approximately $0.1 million of commissions paid to sales agents. As of September 30, 2014, the Company had approximately $494.0 million available for issuance under its ATM Equity Program.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

10. Noncontrolling Interests

Operating Partnership

Partially-owned properties: As of September 30, 2014, the Operating Partnership consolidates three joint ventures that own and operate University Village at Sweet Home, University Centre and Villas at Chestnut Ridge owned-off campus properties.  The portion of net assets attributable to the third-party partners in these joint ventures is classified as “noncontrolling interests - partially owned properties” within capital on the accompanying consolidated balance sheets of the Operating Partnership.  Accordingly, the third-party partners’ share of the income or loss of the joint ventures is reported on the accompanying consolidated statements of comprehensive income of the Operating Partnership as “net income attributable to noncontrolling interests – partially owned properties.”

As discussed in more detail in Note 5, the Company entered into a purchase and contribution agreement with a private developer whereby the Company is obligated to purchase the property (University Walk) as long as the developer meets certain construction completion deadlines and other closing conditions.  The $1.5 million equity contribution from the developer is reflected as noncontrolling interests - partially owned properties within capital on the accompanying consolidated balance sheets of the Operating Partnership as of September 30, 2014 and December 31, 2013.

OP Units:  For the portion of OP Units that the Operating Partnership is required, either by contract or securities law, to deliver registered common shares of ACC to the exchanging OP unit holder, or for which the Operating Partnership has the intent or history of exchanging such units for cash, we classify the units as “redeemable limited partners” in the mezzanine section of the accompanying consolidated balance sheets of the Operating Partnership.  The units classified as such include Series A preferred units as well as common units that are not held by ACC or ACC Holdings.  The value of redeemable limited partners on the consolidated balance sheets of the Operating Partnership is reported at the greater of fair value or historical cost at the end of each reporting period.  Changes in the value from period to period are charged to limited partner’s capital on the accompanying consolidated statement of changes in capital of the Operating Partnership.  Below is a table summarizing the activity of redeemable limited partners for the nine months ended September 30, 2014:

December 31, 2013	$47,964
Net income	567
Distributions	(1,505)
Conversion of redeemable limited partner units into shares of ACC common stock	(225)
Adjustments to reflect redeemable limited partner units at fair value	4,136
September 30, 2014	$50,937

During the nine months ended September 30, 2014, 18,000 common OP units and 2,269 Series A preferred units were converted into an equal number of shares of ACC's common stock and during the year ended December 31, 2013, 1,500 Series A preferred units were converted into an equal number of shares of ACC's common stock. As of September 30, 2014 and December 31, 2013, approximately 1.2% and 1.3%, respectively, of the equity interests of the Operating Partnership were held by owners of common OP Units and Series A preferred units not held by ACC or ACC Holdings.

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

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

11. Incentive Award Plan

Restricted Stock Units (“RSUs”)

Upon reelection to the Board of Directors in May 2014, all members of the Company’s Board of Directors were granted restricted stock units (“RSUs”) in accordance with the American Campus Communities, Inc. 2010 Incentive Award Plan (the “Plan”).  These RSUs were valued at $95,000 for the Chairman of the Board of Directors and at $71,500 for all other members.  The number of RSUs was determined based on the fair market value of the Company’s stock on the date of grant, as defined in the Plan.  All awards vested and settled immediately on the date of grant, and the Company delivered shares of common stock and cash, as determined by the Compensation Committee of the Board of Directors. A compensation charge of approximately $0.6 million was recorded during the nine months ended September 30, 2014 related to these awards.

A summary of ACC’s RSUs under the Plan as of September 30, 2014 and activity during the nine months then ended is presented below:

Number of RSUs
Outstanding at December 31, 2013	—
Granted	15,457
Settled in common shares	(9,027)
Settled in cash	(6,430)
Outstanding at September 30, 2014	—

Restricted Stock Awards (“RSAs”)

A summary of ACC’s RSAs under the Plan as of September 30, 2014 and activity during the nine months then ended, is presented below:

Number of RSAs
Nonvested balance at December 31, 2013	602,191
Granted	292,526
Vested	(124,883)
Forfeited (1)	(158,589)
Nonvested balance at September 30, 2014	611,245

(1) Includes shares withheld to satisfy tax obligations upon vesting.

The fair value of RSA’s is calculated based on the closing market value of ACC’s common stock on the date of grant.  The fair value of these awards is amortized to expense over the vesting periods, which amounted to approximately $1.7 million and $1.6 million for three months ended September 30, 2014 and 2013, respectively, and $5.2 million and $4.8 million for the nine months ended September 30, 2014 and 2013, respectively.

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

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements.  To accomplish this objective, the Company primarily uses interest rate swaps and forward starting swaps as part of its interest rate risk management strategy.  Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.  Forward starting swaps are used to protect the Company against adverse fluctuations in interest rates by reducing its exposure to variability in cash flows relating to interest payments on a forecasted issuance of debt. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in other comprehensive income (outside of earnings) and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. Ineffectiveness resulting from the derivative instruments summarized below was immaterial for both three and nine month periods ended September 30, 2014 and 2013.

The following table summarizes the Company’s outstanding interest rate swap contracts as of September 30, 2014:

Hedged Debt Instrument	Effective Date	Maturity Date	Pay Fixed Rate	Receive Floating Rate Index	Current Notional Amount	Fair Value
Cullen Oaks mortgage loan (1)	Feb 18, 2014	Feb 15, 2021	2.275%	LIBOR - 1 month	$15,316	$(247)
Cullen Oaks mortgage loan (1)	Feb 18, 2014	Feb 15, 2021	2.275%	LIBOR - 1 month	15,474	(249)
Term Loan I Facility	Feb 2, 2012	Jan 2, 2017	0.8695%	LIBOR – 1 month	125,000	(198)
Term Loan I Facility	Feb 2, 2012	Jan 2, 2017	0.88%	LIBOR – 1 month	100,000	(181)
Term Loan I Facility	Feb 2, 2012	Jan 2, 2017	0.8875%	LIBOR – 1 month	62,500	(125)
Term Loan I Facility	Feb 2, 2012	Jan 2, 2017	0.889%	LIBOR – 1 month	62,500	(127)
Park Point mortgage loan	Nov 1, 2013	Oct 5, 2018	1.545%	LIBOR - 1 month	70,000	(123)
				Total	$450,790	$(1,250)

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

In March 2014, the Company entered into two forward starting interest rate swap contracts with notional amounts totaling $200 million designated to hedge the Company's exposure to increasing interest rates related to interest payments on an anticipated issuance of unsecured notes. As discussed in Note 8, in connection with the issuance of unsecured notes in June 2014, the Company terminated both swap contracts resulting in payments to both counterparties totaling approximately $4.1 million, which were recorded in accumulated other comprehensive loss and will be amortized to interest expense over the term of the unsecured notes. Amortization of the loss totaled approximately $0.1 million for both the three and nine months ended September 30, 2014.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of September 30, 2014 and December 31, 2013:

	Asset Derivatives			Liability Derivatives
		Fair Value as of			Fair Value as of
Description	Balance Sheet Location	September 30, 2014	December 31, 2013	Balance Sheet Location	September 30, 2014	December 31, 2013
Interest rate swaps contracts	Other assets	$—	$31	Other liabilities	$1,250	$1,466
Total derivatives designated as hedging instruments		$—	$31		$1,250	$1,466

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

13.  Fair Value Disclosures

The following table presents information about the Company’s financial instruments measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.  In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities the Company has the ability to access.  Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.  Level 2 inputs include quoted prices for similar assets and liabilities in active markets and inputs other than quoted prices observable for the asset or liability, such as interest rates and yield curves observable at commonly quoted intervals.  Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

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

Disclosures concerning financial instruments measured at fair value are as follows:

	Fair Value Measurements as of
	September 30, 2014				December 31, 2013
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Derivative financial instruments	$—	$—	$—	$—	$—	$31	$—	$31
Liabilities:
Derivative financial instruments	$—	$1,250	$—	$1,250	$—	$1,466	$—	$1,466
Mezzanine:
Redeemable noncontrolling interests (Company)/Redeemable limited partners (Operating Partnership)	$—	$50,937	$—	$50,937	$—	$47,964	$—	$47,964

The Company uses derivative financial instruments, specifically interest rate swaps and forward starting swaps for nontrading purposes.  The Company uses interest rate swaps to manage interest rate risk arising from previously unhedged interest payments associated with variable rate debt and forward starting swaps to reduce exposure to variability in cash flows relating to interest payments on forecasted issuances of debt.  Through September 30, 2014, derivative financial instruments were designated and qualified as cash flow hedges.  Derivative contracts with positive net fair values inclusive of net accrued interest receipts or payments are recorded in other assets.  Derivative contracts with negative net fair values, inclusive of net accrued interest payments or receipts, are recorded in other liabilities.  The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative.  This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves.  The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts).  The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.

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

Although the Company has determined the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparty.  However, as of September 30, 2014 and December 31, 2013, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivative financial instruments.  As a result, the Company has determined each of its derivative valuations in its entirety is classified in Level 2 of the fair value hierarchy.

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

The table below contains the estimated fair value and related carrying amounts for the Company’s financial instruments as of September 30, 2014 and December 31, 2013:

	September 30, 2014		December 31, 2013
	Estimated Fair Value	Carrying Amount	Estimated Fair Value	Carrying Amount
Assets:
Loans receivable	$48,269	$53,472	$49,154	$51,192
Liabilities:
Unsecured notes	$796,101	$798,264	$372,420	$398,721
Mortgage loans	1,213,514	1,243,704	1,382,773	1,404,305
Bonds payable	44,513	39,785	44,908	42,440

14. Commitments and Contingencies

Commitments

Development-related guarantees: For its third-party development projects, the Company commonly provides alternate housing and project cost guarantees, subject to force majeure.  These guarantees are typically limited, on an aggregate basis, to the amount of the projects’ related development fees or a contractually agreed-upon maximum exposure amount.  Alternate housing guarantees

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

typically expire five days after construction is complete and generally require the Company to provide substitute living quarters and transportation for students to and from the university if the project is not complete by an agreed-upon completion date.  Under project cost guarantees, the Company is responsible for the construction cost of a project in excess of an approved budget.   The budget consists primarily of costs included in the general contractors’ guaranteed maximum price contract (“GMP”).  In most cases, the GMP obligates the general contractor, subject to force majeure and approved change orders, to provide completion date guarantees and to cover cost overruns and liquidated damages.  In addition, the GMP is typically secured with payment and performance bonds.  Project cost guarantees expire upon completion of certain developer obligations, which are normally satisfied within one year after completion of the project. The Company’s estimated maximum exposure amount under the above guarantees is approximately $2.7 million as of September 30, 2014.

In the normal course of business, the Company enters into various development-related purchase commitments with parties that provide development-related goods and services.  In the event that the Company was to terminate development services prior to the completion of projects under construction, the Company could potentially be committed to satisfy outstanding purchase orders with such parties.  At September 30, 2014, management did not anticipate any material deviations from schedule or budget related to third-party development projects currently in progress.

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

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Wholly-Owned Properties
Rental revenues and other income	$172,525	$150,914	$509,012	$449,816
Interest income	270	14	821	36
Total revenues from external customers	172,795	150,928	509,833	449,852
Operating expenses before depreciation, amortization, ground/facility leases and allocation of corporate overhead	(98,574)	(88,002)	(251,599)	(224,441)
Ground/facility leases	(1,136)	(759)	(3,004)	(2,063)
Interest expense	(10,568)	(10,827)	(32,689)	(33,237)
Operating income before depreciation, amortization, and allocation of corporate overhead	$62,517	$51,340	$222,541	$190,111
Depreciation and amortization	$47,481	$43,386	$140,647	$132,903
Capital expenditures	$108,855	$96,770	$258,143	$271,623
Total segment assets at September 30,	$5,524,722	$5,133,137	$5,524,722	$5,133,137

On-Campus Participating Properties
Rental revenues and other income	$5,786	$5,066	$18,709	$17,871
Interest income	(3)	8	3	12
Total revenues from external customers	5,783	5,074	18,712	17,883
Operating expenses before depreciation, amortization, ground/facility leases and allocation of corporate overhead	(2,786)	(2,850)	(7,675)	(7,915)
Ground/facility leases	(1,070)	(627)	(2,347)	(1,686)
Interest expense	(1,091)	(1,365)	(3,352)	(4,120)
Operating income before depreciation, amortization and allocation of corporate overhead	$836	$232	$5,338	$4,162
Depreciation and amortization	$1,548	$1,197	$3,988	$3,553
Capital expenditures	$5,564	$7,660	$26,734	$8,368
Total segment assets at September 30,	$114,516	$77,250	$114,516	$77,250

Development Services
Development and construction management fees	$1,856	$622	$3,624	$1,656
Operating expenses	(3,191)	(3,159)	(8,771)	(8,541)
Operating loss before depreciation, amortization and allocation of corporate overhead	$(1,335)	$(2,537)	$(5,147)	$(6,885)
Total segment assets at September 30,	$2,770	$5,113	$2,770	$5,113

Property Management Services
Property management fees from external customers	$1,769	$1,792	$5,751	$5,425
Intersegment revenues	5,693	5,293	16,896	15,879
Total revenues	7,462	7,085	22,647	21,304
Operating expenses	(3,149)	(2,413)	(9,210)	(7,534)
Operating income before depreciation, amortization and allocation of corporate overhead	$4,313	$4,672	$13,437	$13,770
Total segment assets at September 30,	$7,536	$6,960	$7,536	$6,960

Reconciliations
Total segment revenues and other income	$187,896	$163,709	$554,816	$490,695
Unallocated interest income earned on investments and corporate cash	788	770	2,299	2,117
Elimination of intersegment revenues	(5,693)	(5,293)	(16,896)	(15,879)
Total consolidated revenues, including interest income	$182,991	$159,186	$540,219	$476,933
Segment operating income before depreciation, amortization and allocation of corporate overhead	$66,331	$53,707	$236,169	$201,158
Depreciation and amortization	(51,119)	(46,466)	(150,704)	(141,945)
Net unallocated expenses relating to corporate interest and overhead	(18,263)	(12,342)	(48,059)	(34,761)
Loss from disposition of real estate	(67)	—	(67)	—
Other nonoperating (expense) income	(2,377)	134	(2,377)	(2,666)
Income tax provision	(290)	(255)	(869)	(765)
(Loss) income from continuing operations	$(5,785)	$(5,222)	$34,093	$21,021

Total segment assets	$5,649,544	$5,222,460	$5,649,544	$5,222,460
Unallocated corporate assets	104,317	97,626	104,317	97,626
Total assets at September 30,	$5,753,861	$5,320,086	$5,753,861	$5,320,086

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

16. Subsequent Events

Distributions:  On October 29, 2014, the Company declared a third quarter 2014 distribution per share of $0.38 which will be paid on November 26, 2014 to all common stockholders of record as of November 13, 2014.  At the same time, the Operating Partnership will pay an equivalent amount per unit to holders of Common Units, as well as the quarterly cumulative preferential distribution to holders of Series A Preferred Units (see Note 10).

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

Property Portfolio

As of September 30, 2014, our total owned property portfolio contained 167 properties, consisting of owned off-campus student housing properties that are in close proximity to colleges and universities, American Campus Equity (“ACE®”) properties operated under ground/facility leases with university systems, on-campus participating properties operated under ground/facility leases with the related university systems, and one property containing a hotel which we plan to redevelop into a new student housing facility.  Of the 167 properties, four were under development as of September 30, 2014, and when completed will consist of a total of approximately 3,200 beds in approximately 800 units.  Our communities contain modern housing units and are supported by a resident assistant system and other student-oriented programming, with many offering resort-style amenities.

As of September 30, 2014, through ACC’s taxable REIT subsidiary (“TRS”) entities, we provided third-party management and leasing services for 33 properties, bringing our total owned and third-party managed portfolio to 200 properties.  Third-party management and leasing services are typically provided pursuant to management contracts that have initial terms that range from one to five years.  Below is a summary of our property portfolio as of September 30, 2014:

Property portfolio:	Properties	Units	Beds
Wholly-owned operating properties:
Off-campus properties (1) (2)	141	26,303	81,094
On-campus ACE	17	3,970	12,847
Subtotal – operating properties	158	30,273	93,941

Wholly-owned properties under development:
Off-campus properties	3	498	1,872
On-campus ACE	1	351	1,316
Subtotal – properties under development	4	849	3,188

Total wholly-owned properties	162	31,122	97,129

On-campus participating properties	5	2,087	5,086

Total owned property portfolio	167	33,209	102,215

Managed properties	33	10,361	26,040
Total property portfolio	200	43,570	128,255

(1)
Includes a hotel we acquired in January 2014 that is being operated by the seller until the fourth quarter 2014, at which time the hotel will be demolished and construction on a new student housing facility will commence. This property currently has no units or beds included in the totals above.

(2)
Includes University Walk, a 177-unit, 526-bed property we did not own as of September 30, 2014, but were obligated to purchase once construction was complete and certain closing conditions were met.  The property opened for operations in August 2014 and we expect to purchase the property in the fourth quarter 2014.

Owned development activity

Recently completed projects: In June and August 2014, the final stages of construction were completed on three on-campus ACE properties, two owned off-campus properties, one on-campus participating property and one off-campus property subject to a pre-sale agreement. These properties are summarized in the following table:

Project	Project Type	Location	Primary University Served	Units	Beds	Total Project Cost	Opened for Occupancy

Merwick Stanworth Phase I	ACE	Princeton, NJ	Princeton University	127	214	$31,700	June 2014
The Plaza on University	Off-campus	Orlando, FL	University of Central Florida	364	1,313	112,900	August 2014
U Club on Frey Phase II	Off-campus	Kennesaw, GA	Kennesaw State University	102	408	24,700	August 2014
U Centre at Northgate	ACE	College Station, TX	Texas A&M University	196	784	36,800	August 2014
The Suites Phase II	ACE	Flagstaff, AZ	Northern Arizona University	164	328	18,300	August 2014
University Walk (1)	Pre-sale	Knoxville, TN	University of Tennessee	177	526	34,500	August 2014
College Park (2)	On-campus participating	Morgantown, WV	West Virginia University	224	567	43,800	August 2014
TOTAL – 2014 DELIVERIES				1,354	4,140	$302,700

(1)	This project was completed by a third-party developer and we expect to purchase the property in the fourth quarter 2014.

(2)
In July 2013, we entered into long-term ground and facility leases with the University to finance, construct and manage this on-campus participating property. Under the terms of the leases, title to the constructed facility will be held by the

University/lessor and the University will receive 50% of defined net cash flows on an annual basis through the term of the leases.

Projects under construction: At September 30, 2014, we were in the process of constructing three owned off-campus properties and one on-campus ACE property. These properties are summarized in the table below:

Project	Project Type	Location	Primary University Served	Units	Beds	Estimated Project Cost	Total Costs Incurred	Scheduled to Open for Occupancy

The Summit at University City	ACE	Philadelphia, PA	Drexel University	351	1,316	$170,700	$75,139	September 2015
2125 Franklin	Off-campus	Eugene, OR	University of Oregon	192	734	64,600	33,605	September 2015
160 Ross	Off-campus	Auburn, AL	Auburn University	182	642	41,300	15,855	August 2015
U Club on Woodward Phase II	Off-campus	Tallahassee, FL	Florida State University	124	496	37,100	16,617	August 2015
TOTAL – 2015 DELIVERIES				849	3,188	$313,700	$141,216

Acquisitions

As discussed in more detail in Note 3 in the accompanying Notes to Consolidated Financial Statements contained in Item 1, during the nine months ended September 30, 2014, we acquired one property containing an existing hotel that we plan to redevelop into a student housing community.

Third-Party Development Services

Through ACC’s TRS entities, we provide development and construction management services for student housing properties owned by colleges and universities, charitable foundations and others.  We completed construction on one on-campus participating property during the three months ended September 30, 2014. The development and construction management fees on this project total approximately $2.4 million but are deferred and amortized to income over the term of the ground lease due to our involvement in the construction of this project. We also received a fee of $0.6 million during the three months ended September 30, 2014 for certain predevelopment services provided to a University for a student and academic services facility.

As of September 30, 2014, we were under contract on a total of three third-party development projects that are currently in progress and whose fees range from $1.5 million to $3.2 million.  As of September 30, 2014, fees of approximately $2.0 million remained to be earned by us with respect to these projects, which have scheduled completion dates ranging from the fourth quarter 2014 through August 2015.

Results of Operations

Comparison of the Three Months Ended September 30, 2014 and September 30, 2013

The following table presents our results of operations for the three months ended September 30, 2014 and 2013, including the amount and percentage change in these results between the two periods.

	Three Months Ended September 30,
	2014	2013	Change ($)	Change (%)
Revenues
Wholly-owned properties	$171,816	$150,031	$21,785	14.5%
On-campus participating properties	5,786	5,066	720	14.2%
Third-party development services	1,856	622	1,234	198.4%
Third-party management services	1,769	1,792	(23)	(1.3)%
Resident services	709	883	(174)	(19.7)%
Total revenues	181,936	158,394	23,542	14.9%

Operating expenses
Wholly-owned properties	98,232	86,838	11,394	13.1%
On-campus participating properties	3,003	3,021	(18)	(0.6)%
Third-party development and management services	2,881	3,058	(177)	(5.8)%
General and administrative	4,807	3,934	873	22.2%
Depreciation and amortization	49,576	45,056	4,520	10.0%
Ground/facility leases	2,206	1,386	820	59.2%
Provision for real estate impairment	2,377	—	2,377	100.0%
Total operating expenses	163,082	143,293	19,789	13.8%

Operating income	18,854	15,101	3,753	24.9%

Nonoperating income and (expenses)
Interest income	1,055	792	263	33.2%
Interest expense	(23,794)	(19,584)	(4,210)	21.5%
Amortization of deferred financing costs	(1,543)	(1,410)	(133)	9.4%
Loss from disposition of real estate	(67)	—	(67)	100.0%
Other nonoperating income	—	134	(134)	(100.0)%
Total nonoperating expenses	(24,349)	(20,068)	(4,281)	21.3%

Loss before income taxes and discontinued operations	(5,495)	(4,967)	(528)	10.6%
Income tax provision	(290)	(255)	(35)	13.7%
Loss from continuing operations	(5,785)	(5,222)	(563)	10.8%

Discontinued operations
Income attributable to discontinued operations	—	223	(223)	(100.0)%
Gain from disposition of real estate	—	52,831	(52,831)	(100.0)%
Total discontinued operations	—	53,054	(53,054)	(100.0)%

Net (loss) income	(5,785)	47,832	(53,617)	(112.1)%

Net income attributable to noncontrolling interests
Redeemable noncontrolling interests	19	(573)	592	(103.3)%
Partially owned properties	(81)	(83)	2	(2.4)%
Net income attributable to noncontrolling interests	(62)	(656)	594	(90.5)%
Net (loss) income attributable to common shareholders	$(5,847)	$47,176	$(53,023)	(112.4)%

Same Store and New Property Operations

We define our same store property portfolio as wholly-owned properties that were owned and/or operating for both of the entire periods being compared, and which are not conducting or planning to conduct substantial development or redevelopment activities.

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

A reconciliation of our same store, new property and sold property operations to our consolidated statements of comprehensive income is set forth below:

	Same Store Properties			New Properties (1)		Sold Properties (2)		Total - All Properties
	Three Months Ended September 30,			Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2014		2013	2014	2013	2014	2013	2014	2013
Number of properties	139		139	19	10	1	1	159	150
Number of beds	83,025	(3)	83,057	10,884	5,587	480	480	94,389	89,124

Revenues (4)	$151,917		$144,842	$20,260	$5,633	$348	$439	$172,525	$150,914
Operating expenses	86,615		83,024	11,296	3,406	321	408	98,232	86,838

(1)
Does not include properties under construction as of September 30, 2014.  Number of properties and number of beds also excludes properties undergoing redevelopment as of September 30, 2014, although the results of operations of those properties are included in new property revenues and operating expenses prior to commencement of redevelopment activities.

(2)
Includes The Enclave, a 480-bed wholly-owned property sold in September 2014. Due to a recent change in accounting guidance, The Enclave along with future disposals of individual operating properties will no longer qualify as discontinued operations and will be classified within income from continuing operations on the accompanying consolidated statements of comprehensive income. As a result, the operations of The Enclave are included in the table above in order to reconcile to wholly-owned revenues and wholly-owned operating expenses on the accompanying consolidated statements of comprehensive income. Refer to Note 2 in the accompanying Notes to Consolidated Financial Statements contained in Item 1 for a more detailed discussion of the new guidance for discontinued operations.

(3)
The decrease in the number of beds for the comparable three month periods is due to a fire that damaged 32 beds at one of our wholly-owned properties in July 2014. These beds are currently being rebuilt and are anticipated to be available for occupancy in 2015.

(4)	Includes revenues which are reflected as resident services revenue on the accompanying consolidated statements of comprehensive income.

Same Store Properties.  The increase in revenue from our same store properties was primarily due to an increase in average rental rates for the 2014/2015 academic year offset by a slight decrease in average occupancy from 94.2% during the three months ended September 30, 2013 to 94.0% during the three months ended September 30, 2014.  Future revenues will be dependent on our ability to maintain our current leases in effect for the 2014/2015 academic year and our ability to obtain appropriate rental rates and desired occupancy for the 2015/2016 academic year at our various properties.

The increase in operating expenses from our same store properties was primarily due to an increase in utility costs, an increase in property taxes caused primarily by the stabilization of development property tax assessments in the second year of operations and an increase in bad debt expense as a result of a lower quality tenant base at certain properties resulting from the slower leasing velocity experienced during the 2013/2014 leasing campaign. These increases were partially offset by a decrease in marketing expense as a result of expense control efforts and improved leasing velocity for the 2014/2015 academic year.

New Property Operations.  Our new properties for the three months ended September 30, 2014 consist of the following: (i) 7th Street Station, acquired in July 2013, (ii) The Lodges of East Lansing Phase II, an additional phase at an existing property previously subject to a pre-sale agreement that we acquired in July 2013, (iii) Townhomes at Newtown Crossing, a property previously subject to a pre-sale agreement that we acquired in September 2013, (iv) seven owned development projects that opened for occupancy in August and September 2013, (v) Park Point, acquired in October 2013, (vi) U Centre at Fry Street and Cardinal Towne, both acquired in November 2013, (vii) Boulder Outlook Hotel, acquired in January 2014, (viii) five owned development projects that opened for occupancy in June and August 2014, and (ix) University Walk, a property subject to a pre-sale agreement that we did not own as of September 30, 2014 but is consolidated for financial reporting purposes.

On-Campus Participating Properties (“OCPP”) Operations

Same Store OCPP Properties. We had four participating properties containing 4,519 beds which were operating during the three months ended September 30, 2014 and 2013. Revenues from our same store participating properties increased approximately $0.2 million to $5.3 million during three months ended September 30, 2014 from $5.1 million for the three months ended September 30, 2013. This change occurred as a result of an increase in average rental rates for the 2014/2015 academic year and an increase in average occupancy from 69.9% for the three months ended September 30, 2013 to 72.4% for the three months ended September 30, 2014. Occupancy at our on-campus participating properties is low during the summer months due to the expiration of the 9-month leases concurrent with the end of the spring semester.

At these properties, operating expenses decreased by approximately $0.2 million, from $3.0 million for the three months ended September 30, 2013 to $2.8 million for the nine months ended September 30, 2014. This decrease was primarily a result of a decrease in utilities expense at two of our participating properties that discontinued resident telephone service in 2014.

New Property Operations. In August 2014, we completed construction on College Park, a 224-unit, 567-bed on-campus participating property serving students attending West Virginia University. This property contributed additional revenue and operating expenses of approximately $0.5 million and $0.2 million, respectively, during the three months ended September 30, 2014.

Third-Party Development Services Revenue

Third-party development services revenue increased by approximately $1.2 million, from $0.6 million during the three months ended September 30, 2013 to $1.8 million for the three months ended September 30, 2014.  This increase was primarily due to the closing of bond financing and commencement of construction in July 2014 on a third-party on-campus development project containing 482 beds at Texas A&M University - Corpus Christi, resulting in $0.9 million of revenue recognized during three months ended September 30, 2014. During the three months ended September 30, 2014, we had four projects in progress with an average contractual fee of approximately $1.9 million, as compared to the three months ended September 30, 2013 in which we had three projects in progress with an average contractual fee of approximately $2.7 million.

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

Third-Party Development and Management Services Expenses

Third-party development and management services expenses decreased by approximately $0.2 million, from $3.1 million during the three months September 30, 2013 to $2.9 million for the three months ended September 30, 2014. This decrease was primarily a result of approximately $0.6 million of transfer taxes paid by us during the three months ended September 30, 2013 in connection with our conversion of a wholly-owned property from off-campus into an on-campus ACE structure via a ground lease with Drexel University. This decrease was partially offset by an increase in payroll and benefits, branding initiatives and general inflation during the three months ended September 30, 2014. We anticipate third-party development and management services expenses will increase in 2014 as compared to 2013 due to the factors discussed above.

General and Administrative

General and administrative expenses increased by approximately $0.9 million, from $3.9 million during the three months ended September 30, 2013 to $4.8 million for the three months ended September 30, 2014. This increase was primarily due to additional payroll, health care and benefits expense, public company costs and other general inflationary factors.

Depreciation and Amortization

Depreciation and amortization increased by approximately $4.5 million, from $45.1 million during the three months ended September 30, 2013 to $49.6 million for the three months ended September 30, 2014.  This increase was primarily a result of additional depreciation and amortization expense of approximately $2.0 million recorded during the three months ended September 30, 2014 related to properties acquired during 2013 and 2014. In addition, the completion of construction and opening of seven owned development properties in August and September 2013 along with six owned development properties and one on-campus participating property in June and August 2014 contributed an additional $3.5 million of depreciation and amortization expense during the three months ended September 30, 2014. These increases were partially offset by a decrease in the amortization of in-place leases of approximately $2.0 million related to the purchase of 40 properties in 2012. The value assigned to in-place leases upon acquisition of these properties was fully amortized by the end of 2013. We expect depreciation and amortization expense to increase in 2014 as compared to 2013 for the reasons discussed above.

Ground/Facility Leases

Ground/facility leases expense increased by approximately $0.8 million, from $1.4 million during the three months ended September 30, 2013 to $2.2 million for the three months ended September 30, 2014.  This increase was primarily due to the recently completed on-campus participating property placed into service in August 2014, along with improved operating results at two other on-campus participating properties during the comparable three month periods, which contributed an additional $0.4 million of ground/facility leases expense during the three months ended September 30, 2014. The timing of ACE development projects placed into service during 2013 and 2014 contributed the remaining $0.4 million increase to ground/facility leases expense during the three months ended September 30, 2014. We anticipate ground/facility leases expense to increase in 2014 as compared to 2013 for the reasons discussed above.
Provision for Real Estate Impairment

During the three months ended September 30, 2014, we recorded a loss of approximately $2.4 million related to an impairment recognized prior to the sale of a wholly-owned property in September 2014. Refer to Note 4 in the accompanying Notes to Consolidated Financial Statements contained in Item 1 for a detailed discussion of our property dispositions.

Interest Income

Interest income increased by approximately $0.3 million, from $0.8 million during the three months September 30, 2013 to $1.1 million for the three months ended September 30, 2014. This increase was a result of the assumption of a loan receivable in connection with our purchase of Cardinal Towne in November 2013, which contributed an additional $0.3 million of interest income during the three months ended September 30, 2014.
Interest Expense

Interest expense increased by approximately $4.2 million, from $19.6 million during the three months ended September 30, 2013 to $23.8 million for the three months ended September 30, 2014. We incurred additional interest expense of approximately $4.2 million during the three months ended September 30, 2014 related to our $400 million offering of senior unsecured notes which closed on June 24, 2014. In December 2013, we borrowed $250 million under a new term loan facility ("Term Loan II Facility") which resulted in approximately $1.0 million of additional interest expense for the three months ended September 30, 2014. We also incurred additional interest expense of approximately $0.9 million during the three months ended September 30, 2014 related to loans assumed in connection with 2013 property acquisitions. Lastly, interest expense increased by approximately $0.8 million as a result of a decrease in capitalized interest due to the timing and volume of construction activities on our owned development projects along with a decrease to our weighted-average cost of capital during the comparable three month periods. These increases were offset by a decrease of approximately $2.0 million during the three months ended September 30, 2014 related to the payoff of mortgage loans during the past 15 months and the payoff of our secured agency facility on September 1, 2014. In addition, interest expense decreased by approximately $0.3 million related to a decrease in borrowings under our unsecured revolving credit facility during the comparable three month periods. Lastly, interest expense decreased by approximately $0.2 million during the three months ended September 30, 2014 as a result of the refinancing of our Cullen Oaks Phase I and Phase II mortgage loans in

February 2014. We anticipate interest expense will increase significantly in 2014 as compared to 2013 for the reasons discussed above along with the timing of our $400 million offering of senior unsecured notes in April 2013.

Discontinued Operations

Discontinued operations on the accompanying consolidated statements of comprehensive income for the three months ended September 30, 2013 includes the following wholly-owned properties: (i) Hawks Landing, sold in February 2014 for a sales price of $17.3 million, (ii) University Mills, sold in November 2013 for a sales price of $14.5 million, (iii) Campus Ridge, sold in October 2013 for a sales price of $12.3 million, and (iv) State College Park, University Pines, The Village at Blacksburg and Northgate Lakes, wholly-owned properties sold in July 2013 for a combined sales price of $157.4 million. Refer to Note 4 in the accompanying Notes to Consolidated Financial Statements contained in Item 1 for a table summarizing the results of operations of the properties classified within discontinued operations.

Noncontrolling Interests

Noncontrolling interests represent holders of common and preferred units in our Operating Partnership not held by ACC or ACC Holdings as well as certain third-party partners in joint ventures consolidated by us for financial reporting purposes. Accordingly, these external partners are allocated their share of income/loss during the respective reporting periods. Refer to Note 10 in the accompanying Notes to Consolidated Financial Statements for a detailed discussion of noncontrolling interests.

Comparison of the Nine Months Ended September 30, 2014 and September 30, 2013

The following table presents our results of operations for the nine months ended September 30, 2014 and 2013, including the amount and percentage change in these results between the two periods.

	Nine Months Ended September 30,
	2014	2013	Change ($)	Change (%)
Revenues
Wholly-owned properties	$506,822	$447,904	$58,918	13.2%
On-campus participating properties	18,709	17,871	838	4.7%
Third-party development services	3,624	1,656	1,968	118.8%
Third-party management services	5,751	5,425	326	6.0%
Resident services	2,190	1,912	278	14.5%
Total revenues	537,096	474,768	62,328	13.1%

Operating expenses
Wholly-owned properties	250,074	221,817	28,257	12.7%
On-campus participating properties	8,265	8,454	(189)	(2.2)%
Third-party development and management services	8,387	7,786	601	7.7%
General and administrative	14,159	12,366	1,793	14.5%
Depreciation and amortization	146,201	137,811	8,390	6.1%
Ground/facility leases	5,351	3,749	1,602	42.7%
Provision for real estate impairment	2,377	—	2,377	100.0%
Total operating expenses	434,814	391,983	42,831	10.9%

Operating income	102,282	82,785	19,497	23.6%

Nonoperating income and (expenses)
Interest income	3,123	2,165	958	44.2%
Interest expense	(65,873)	(56,364)	(9,509)	16.9%
Amortization of deferred financing costs	(4,503)	(4,134)	(369)	8.9%
Loss from disposition of real estate	(67)	—	(67)	100.0%
Other nonoperating expense	—	(2,666)	2,666	(100.0)%
Total nonoperating expenses	(67,320)	(60,999)	(6,321)	10.4%

Income before income taxes and discontinued operations	34,962	21,786	13,176	60.5%
Income tax provision	(869)	(765)	(104)	13.6%
Income from continuing operations	34,093	21,021	13,072	62.2%

Discontinued operations
(Loss) income attributable to discontinued operations	(123)	5,027	(5,150)	(102.4)%
Gain from disposition of real estate	2,843	52,831	(49,988)	(94.6)%
Total discontinued operations	2,720	57,858	(55,138)	(95.3)%

Net income	36,813	78,879	(42,066)	(53.3)%

Net income attributable to noncontrolling interests
Redeemable noncontrolling interests	(567)	(986)	419	(42.5)%
Partially owned properties	(257)	(1,078)	821	(76.2)%
Net income attributable to noncontrolling interests	(824)	(2,064)	1,240	(60.1)%
Net income attributable to common shareholders	$35,989	$76,815	$(40,826)	(53.1)%

Wholly-Owned Properties Operations

A reconciliation of our same store, new property and sold property operations to our consolidated statements of comprehensive income is set forth below:

	Same Store Properties			New Properties (1)		Sold Properties (2)		Total - All Properties
	Nine Months Ended September 30,			Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2014		2013	2014	2013	2014	2013	2014	2013
Number of properties	139		139	19	10	1	1	159	150
Number of beds	83,025	(3)	83,057	10,884	5,587	480	480	94,389	89,124

Revenues (4)	$451,579		$442,419	$56,228	$6,063	$1,205	$1,334	$509,012	$449,816
Operating expenses	222,021		217,311	27,160	3,547	893	959	250,074	221,817

(1)
Does not include properties under construction as of September 30, 2014.  Number of properties and number of beds also excludes properties undergoing redevelopment as of September 30, 2014, although the results of operations of those properties are included in new property revenues and operating expenses prior to commencement of redevelopment activities.

(2)
Includes The Enclave, a 480-bed wholly-owned property sold in September 2014. Due to a recent change in accounting guidance, The Enclave along with future disposals of individual operating properties will no longer qualify as discontinued operations and will be classified within income from continuing operations on the accompanying consolidated statements of comprehensive income. As a result, the operations of The Enclave are included in the table above in order to reconcile to wholly-owned revenues and wholly-owned operating expenses on the accompanying consolidated statements of comprehensive income. Refer to Note 2 in the accompanying Notes to Consolidated Financial Statements contained in Item 1 for a more detailed discussion of the new guidance for discontinued operations.

(3)
The decrease in the number of beds for the comparable nine month periods is due to a fire that damaged 32 beds at one of our wholly-owned properties in July 2014. These beds are currently being rebuilt and are anticipated to be available for occupancy in 2015.

(4)	Includes revenues which are reflected as resident services revenue on the accompanying consolidated statements of comprehensive income.

Same Store Properties.  The increase in revenue from our same store properties was primarily due to an increase in average rental rates for the 2013/2014 and 2014/2015 academic years and an increase in average occupancy from 94.4% during the nine months ended September 30, 2013 to 94.7% for the nine months ended September 30, 2014.

The increase in operating expenses from our same store properties was primarily due to an increase in utility costs associated with an unusually cold winter in 2014, an increase in property taxes caused primarily by the stabilization of development property tax assessments in the second year of operations and an increase in bad debt expense as a result of a lower quality tenant base at certain properties resulting from the slower leasing velocity experienced during the 2013/2014 leasing campaign. These increases were partially offset by a decrease in marketing expense as a result of expense control efforts and improved leasing velocity for the 2014/2015 academic year.
New Property Operations.  Our new properties for the nine months ended September 30, 2014 consist of the following: (i) 7th Street Station, acquired in July 2013, (ii) The Lodges of East Lansing Phase II, an additional phase at an existing property previously subject to a pre-sale agreement that we acquired in July 2013, (iii) Townhomes at Newtown Crossing, a property previously subject to a pre-sale agreement that we acquired in September 2013, (iv) seven owned development projects that opened for occupancy in August and September 2013, (v) Park Point, acquired in October 2013, (vi) U Centre at Fry Street and Cardinal Towne, both acquired in November 2013, (vii) Boulder Outlook Hotel, acquired in January 2014, (viii) five owned development projects that opened for occupancy in June and August 2014, and (ix) University Walk, a property subject to a pre-sale agreement that we did not own as of September 30, 2014 but is consolidated for financial reporting purposes.

On-Campus Participating Properties (“OCPP”) Operations

Same Store OCPP Properties. We had four participating properties containing 4,519 beds which were operating during the nine months ended September 30, 2014 and 2013. Revenues from our same store participating properties increased approximately $0.3 million to $18.2 million during nine months ended September 30, 2014 from $17.9 million for the nine months ended September 30, 2013. This change was primarily a result of an increase in average rental rates for the 2013/2014 and 2014/2015 academic years and an increase in average occupancy from 69.1% for the nine months ended September 30, 2013 to 70.0% for the nine months ended September 30, 2014. Occupancy at our on-campus participating properties is low during the summer months due to the expiration of the 9-month leases concurrent with the end of the spring semester.

At these properties, operating expenses decreased by approximately $0.3 million, from $8.4 million for the nine months ended September 30, 2013 to $8.1 million for the nine months ended September 30, 2014. This decrease was primarily a result of a decrease in utilities expense at two of our participating properties that discontinued resident telephone service in 2014.

New Property Operations. In August 2014, we completed construction on College Park, a 224-unit, 567-bed on-campus participating property serving students attending West Virginia University. This property contributed additional revenue and operating expenses of approximately $0.5 million and $0.1 million, respectively, during the nine months ended September 30, 2014.

Third-Party Development Services Revenue

Third-party development services revenue increased by approximately $1.9 million, from $1.7 million during the nine months ended September 30, 2013 to $3.6 million for the nine months ended September 30, 2014.  This increase was primarily due to the closing of bond financing and commencement of construction for the University of Toledo project in June 2014 and the Texas A&M University - Corpus Christi project in July 2014. These two new projects contributed an additional $2.1 million of revenue recognized during the nine months ended September 30, 2014. During the nine months ended September 30, 2014, we had four projects in progress with an average contractual fee of approximately $1.9 million, as compared to the nine months ended September 30, 2013 in which we had three projects in progress with an average contractual fee of approximately $2.7 million.

Third-Party Development and Management Services Expenses

Third-party development and management services expenses increased by approximately $0.6 million, from $7.8 million during the nine months ended September 30, 2013 to $8.4 million for the nine months ended September 30, 2014.  This increase was primarily a result of payroll and benefits, branding initiatives and general inflation, offset by approximately $0.6 million of transfer taxes paid by us during the nine months ended September 30, 2013 in connection with our conversion of a wholly-owned property from off-campus into an on-campus ACE structure via a ground lease with Drexel University.

General and Administrative

General and administrative expenses increased by approximately $1.8 million, from $12.4 million during the nine months ended September 30, 2013 to $14.2 million for the nine months ended September 30, 2014.  This increase was primarily due to additional payroll, health care and benefits expense, public company costs and other general inflationary factors.

Depreciation and Amortization

Depreciation and amortization increased by approximately $8.4 million, from $137.8 million during the nine months ended September 30, 2013 to $146.2 million for the nine months ended September 30, 2014.  This increase was primarily a result of additional depreciation and amortization expense of approximately $7.8 million recorded during the nine months ended September 30, 2014 related to properties acquired during 2013 and 2014. In addition, the completion of construction and opening of seven owned development properties in August and September 2013 along with six owned development properties and one on-campus participating property in June and August 2014 contributed an additional $10.2 million of depreciation and amortization expense during the nine months ended September 30, 2014. These increases were partially offset by a decrease in the amortization of in-place leases of approximately $12.5 million related to the purchase of 40 properties in 2012. The value assigned to in-place leases upon acquisition of these properties was fully amortized by the end of 2013.

Ground/Facility Leases

Ground/facility leases expense increased by approximately $1.6 million, from $3.7 million during the nine months ended September 30, 2013 to $5.3 million for the nine months ended September 30, 2014.  This increase was primarily due to the timing of ACE development projects placed into service during 2013 and 2014 which contributed an additional $1.0 million of ground/facility leases expense during the nine months ended September 30, 2014. The recently completed on-campus participating property placed into service in August 2014, along with improved operating results at two other on-campus participating properties during the comparable nine month periods contributed the remaining $0.6 million increase to ground/facility leases expense during the nine months ended September 30, 2014.

Provision for Real Estate Impairment

During the nine months ended September 30, 2014, we recorded a loss of approximately $2.4 million related to an impairment recognized prior to the sale of a wholly-owned property in September 2014. Refer to Note 4 in the accompanying Notes to Consolidated Financial Statements contained in Item 1 for a detailed discussion of our property dispositions.
Interest Income

Interest income increased by approximately $0.9 million, from $2.2 million during the nine months ended September 30, 2013 to $3.1 million during the nine months ended September 30, 2014.  This increase was primarily a result of our purchase of $52.8 million in loans receivable in April 2013 which contributed an additional $1.0 million of interest income during the nine months ended September 30, 2014, as well as the assumption of a loan receivable in connection with our purchase of Cardinal Towne in November 2013 which contributed an additional $0.8 million of interest income during the nine months ended September 30, 2014. These increases were partially offset by an $0.8 million decrease to interest income related to a loan to a noncontrolling partner that was paid off in July 2013.

Interest Expense

Interest expense increased by approximately $9.5 million, from $56.4 million during the nine months ended September 30, 2013 to $65.9 million for the nine months ended September 30, 2014.  We incurred additional interest expense of approximately $8.4 million during the nine months ended September 30, 2014 related to the timing of our two recent offerings of senior unsecured notes which closed on April 2, 2013 and June 24, 2014, respectively. In December 2013, we borrowed $250 million under our new Term Loan II Facility which resulted in approximately $3.1 million of additional interest expense for the nine months ended September 30, 2014. We also incurred additional interest expense of approximately $2.7 million during the nine months ended September 30, 2014 related to loans assumed in connection with 2013 property acquisitions. In addition, interest expense increased by approximately $1.9 million as a result of a decrease in capitalized interest due to the timing and volume of construction activities on our owned development projects along with a decrease to our weighted-average cost of capital during the comparable nine month periods. These increases were partially offset by a decrease of approximately $5.1 million during the nine months ended September 30, 2014 related to the payoff of mortgage loans during the past 18 months and the payoff of our secured agency facility on September 1, 2014. Interest expense decreased by approximately $0.6 million during the nine months ended September 30, 2014 in connection with a reduction to the interest rate spread on our existing $350 million Term Loan I Facility in December 2013 and a reduction to the interest rate spread in May 2013 on a construction loan used to finance the development of two on-campus ACE properties. Lastly, interest expense decreased by approximately $0.6 million during the nine months ended September 30, 2014 as a result of our refinancing of the Cullen Oaks Phase I and Phase II mortgage loans in February 2014.

Amortization of Deferred Financing Costs

Amortization of deferred financing costs increased by approximately $0.4 million, from $4.1 million during the nine months ended September 30, 2013 to $4.5 million for the nine months ended September 30, 2014.  This increase was primarily due to an additional $0.3 million of finance cost amortization during the nine months ended in September 30, 2014 in connection with the December 2013 closing of our new $250 million Term Loan II Facility. We also incurred an additional $0.2 million of finance cost amortization during the nine months ended September 30, 2014 resulting from offering costs paid in connection with our two recent offerings of senior unsecured notes which closed on April 2, 2013 and June 24, 2014, respectively.

Other Nonoperating Expense

During the nine months ended September 30, 2013, we recognized litigation settlement costs of $2.8 million related to a lawsuit that was settled and dismissed in April 2013.

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

Liquidity and Capital Resources

Cash Balances and Cash Flows

As of September 30, 2014, excluding our on-campus participating properties, we had $40.1 million in cash and cash equivalents and restricted cash as compared to $63.2 million in cash and cash equivalents and restricted cash as of December 31, 2013.  Restricted cash primarily consists of escrow accounts held by lenders and resident security deposits, as required by law in certain states, and funds held in escrow in connection with potential acquisition and development opportunities.  The following discussion relates to changes in cash due to operating, investing and financing activities, which are presented in our consolidated statements of cash flows included in Item 1 herein.

Operating Activities: For the nine months ended September 30, 2014, net cash provided by operating activities was approximately $201.0 million, as compared to approximately $176.8 million for the nine months ended September 30, 2013, an increase of $24.2 million.  This increase in cash provided by operating activities was primarily due to operating cash flows provided from the timing of the acquisition of five properties and an additional phase at an existing property in 2013 and the completion of construction and opening of seven owned development projects in August and September 2013 and five owned development projects and one on-campus participating project in June and September 2014.

Investing Activities:  Investing activities utilized approximately $285.5 million and $293.0 million for the nine months ended September 30, 2014 and 2013, respectively.  The $7.5 million decrease in cash utilized in investing activities was primarily a result of the following: (i) an $89.8 million decrease in cash paid to acquire properties and undeveloped land parcels as we acquired a site containing an existing hotel in Boulder, Colorado and two land parcels during the nine months ended September 30, 2014 compared to three wholly-owned properties and an additional phase at an existing wholly-owned property during the nine months ended September 30, 2013; (ii) a $24.1 million decrease in cash used to fund the construction of our wholly-owned development properties, as 13 wholly-owned properties were under construction during the nine months ended September 30, 2013, of which seven completed construction in August and September 2013, as compared to nine wholly-owned properties that were under construction during the nine months ended September 30, 2014, of which one completed construction in June 2014 and another four completed construction in August 2014; (iii) a decrease to our investment in loans receivable of $52.0 million during the comparable nine month periods; (iv) an $8.8 million decrease in mezzanine financing provided to third-party developers during the comparable nine month periods; (v) the repayment of a $3.0 million loan by a third-party developer during the nine months ended September 30, 2014; and (vi) a decrease in escrow deposits of $3.7 million for potential acquisition or development opportunities. These decreases were primarily offset by (i) a $146.2 million decrease in proceeds received from the disposition of real estate, as two wholly-owned properties containing 964 beds were sold during the nine months ended September 30, 2014 as compared to four wholly-owned properties containing 3,070 beds during the nine months ended September 30, 2013; (ii) an $18.0 million increase in cash used during the nine months ended September 30, 2014 to fund the construction of an on-campus participating property located in Morgantown, West Virginia, which opened for occupancy in August 2014; and (iii) a $10.6 million increase in cash used to fund capital expenditures at our wholly-owned properties, as we began or continued renovations at several properties during the nine months ended September 30, 2014.

Financing Activities: Cash provided by financing activities totaled approximately $65.1 million and $120.0 million for the nine months ended September 30, 2014 and 2013, respectively.  The $54.9 million decrease in cash provided by financing activities was primarily a result of the following: (i) a $63.3 million increase in cash used to pay off maturing mortgage debt during the comparable nine month periods; (ii) an $8.6 million increase in paydowns (net of proceeds) on our revolving credit facilities during the nine months ended September 30, 2014; (iii) a $6.8 million increase in distributions to stockholders during the nine months ended September 30, 2014 as a result of two increases to the quarterly dividend per share of common stock since May 2013; (iv) the termination of two forward starting interest rate swaps in connection with our issuance of unsecured notes in June 2014, resulting in cash payments to counterparties totaling $4.1 million; and (v) an $0.8 million increase in scheduled principal payments on outstanding debt during the comparable nine month periods. These decreases were partially offset by (i) a $22.3 million increase in construction loan proceeds during the comparable nine month periods as the development and construction of an on-campus participating property, which opened for occupancy in August 2014, was financed with a construction loan; and (ii) a $5.9 million increase in net proceeds raised through the issuance of common stock during the comparable nine month periods.

Liquidity Needs, Sources and Uses of Capital

As of September 30, 2014, our short-term liquidity needs included, but were not limited to, the following: (i) anticipated distribution payments to our common and restricted stockholders totaling approximately $160.7 million based on an assumed annual cash distribution of $1.52 per share based on the number of our shares outstanding as of September 30, 2014, (ii) anticipated distribution payments to our Operating Partnership unitholders totaling approximately $2.0 million based on an assumed annual distribution of $1.52 per common unit and a cumulative preferential per annum cash distribution rate of 5.99% on our Series A preferred units based on the number of units outstanding as of September 30, 2014, (iii) pay-off of approximately $205.1 million of outstanding fixed-rate mortgage debt and $44.6 million of variable rate construction debt scheduled to mature during the next 12 months, (iv) estimated development costs over the next 12 months totaling approximately $193.2 million for our wholly-owned properties currently under construction, (v) funds for other development projects scheduled to commence construction during the next 12 months, and (vi) potential future property acquisitions, including mezzanine financed developments.

We expect to meet our short-term liquidity requirements by (i) borrowing under our existing unsecured credit facility discussed below, (ii) issuing securities, including common stock, under our $500 million at-the-market share offering program (“ATM Equity Program”) discussed below, (iii) exercising debt extension options to the extent they are available, (iv) potentially disposing of properties depending on market conditions, and (v) utilizing current cash on hand and net cash provided by operations.

We may seek additional funds to undertake initiatives not contemplated by our business plan or obtain additional cushion against possible shortfalls.  We also may pursue additional financing as opportunities arise.  Future financings may include a range of different sizes or types of financing, including the incurrence of additional secured debt and the sale of additional debt or equity securities.  These funds may not be available on favorable terms or at all.  Our ability to obtain additional financing depends on several factors, including future market conditions, our success or lack of success in penetrating our markets, our future creditworthiness, and restrictions contained in agreements with our investors or lenders, including the restrictions contained in the agreements governing our unsecured credit facility and unsecured notes.  These financings could increase our level of indebtedness or result in dilution to our equity holders.

ATM Equity Program

As discussed in more detail in Note 9 in the accompanying Notes to Consolidated Financial Statements contained in Item 1, during the nine months ended September 30, 2014, we utilized our ATM Equity Program to sell shares of our common stock into the existing trading market at current market prices.

Senior Unsecured Notes

As discussed in more detail in Note 8 in the accompanying Notes to Consolidated Financial Statements contained in Item 1, in June 2014, we issued $400 million of 10-year senior unsecured notes at 99.861 percent of par value with a coupon of 4.125 percent and a yield of 4.142 percent.  Net proceeds from the sale of the unsecured notes totaled approximately $395.3 million after deducting the underwriting discount and offering expenses and we used $340 million of the offering proceeds to pay down the outstanding balance on our revolving credit facility in full.  The terms of the unsecured notes include certain financial covenants that require the Operating Partnership to limit the amount of total debt and secured debt as a percentage of total asset value, as defined.  In addition, the Operating Partnership must maintain a minimum ratio of unencumbered asset value to unsecured debt, as well as a minimum interest coverage level.  As of September 30, 2014, we were in compliance with all such covenants.

Unsecured Credit Facility

As discussed in more detail in Note 8 in the accompanying Notes to Consolidated Financial Statements contained in Item 1, we have an aggregate unsecured credit facility totaling $1.1 billion, which is comprised of two unsecured term loans totaling $600 million and a $500 million unsecured revolving credit facility.

As of September 30, 2014, the balance outstanding on our revolving credit facility totaled $138.5 million, bearing interest at a weighted average annual rate of 1.71%, and availability under our revolving credit facility totaled $361.5 million.  The terms of the unsecured credit facility include certain restrictions and covenants, as discussed more fully in Note 8 in the accompanying Notes to Consolidated Financial Statements contained in Item 1, including covenants that restrict the amount of distributions that we can pay.  As of September 30, 2014, we were in compliance with all such covenants.

Secured Agency Facility

As discussed in more detail in Note 8 in the accompanying Notes to Consolidated Financial Statements contained in Item 1, we borrowed funds from our $500 million unsecured revolving credit facility to pay off the outstanding balance on our secured agency facility on the scheduled maturity date of September 1, 2014.

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

On October 29, 2014, we declared a third quarter 2014 distribution per share of $0.38, which will be paid on November 26, 2014 to all common stockholders of record as of November 13, 2014.  At the same time, the Operating Partnership will pay an equivalent amount per unit to holders of Common Units, as well as the quarterly cumulative preferential distribution to holders of Series A Preferred Units.

Pre-Development Expenditures

Our third-party and owned development activities have historically required us to fund pre-development expenditures such as architectural fees, permits and deposits.  The closing and/or commencement of construction of these development projects is subject to a number of risks such as our inability to obtain financing on favorable terms and delays or refusals in obtaining necessary zoning, land use, building, and other required governmental permits and authorizations  As such, we cannot always predict accurately the liquidity needs of these activities.  We frequently incur these pre-development expenditures before a financing commitment and/or required permits and authorizations have been obtained.  Accordingly, we bear the risk of the loss of these pre-development expenditures if financing cannot ultimately be arranged on acceptable terms or we are unable to successfully obtain the required permits and authorizations.  Historically, our third-party and owned development projects have been successfully structured and financed; however, these developments have at times been delayed beyond the period initially scheduled, causing revenue to be recognized in later periods.  As of September 30, 2014, we have deferred approximately $7.2 million in pre-development costs related to third-party and owned development projects that have not yet commenced construction.

Indebtedness

As of September 30, 2014, we had approximately $2,861.5 million of outstanding consolidated indebtedness (excluding net unamortized mortgage debt premiums and debt discounts of approximately $64.0 million and $1.1 million, respectively), comprised of $798.3 million of 10-year unsecured notes (net of original issue discount), a $600.0 million balance on our unsecured term loans, a $138.5 million balance on our unsecured revolving credit facility, $1,212.0 million in mortgage and construction loans secured by our wholly-owned properties, a $30.8 million balance in mortgage loans secured by two phases of an on-campus participating property, $39.8 million in bond issuances secured by three of our on-campus participating properties and a $42.1 million balance on a construction loan used to finance the development of an on-campus participating property which completed construction and opened for occupancy in August 2014.  The weighted average interest rate on our consolidated indebtedness as of September 30, 2014 was 3.99% per annum.  As of September 30, 2014, approximately 15.7% of our total consolidated indebtedness was variable rate debt, comprised of our unsecured revolving credit facility, Term Loan Facility II and two construction loans discussed below.

Wholly-Owned Properties

Mortgage debt: The weighted average interest rate of the $1,150.0 million of wholly-owned mortgage debt was 5.24% per annum as of September 30, 2014.  Each of the mortgage loans is a non-recourse obligation subject to customary exceptions.  The loans generally may not be prepaid prior to maturity; in certain cases prepayment is allowed, subject to prepayment penalties.

Construction loans: The development and construction of two on-campus ACE properties (The Suites and Hilltop Townhomes), were partially financed on a combined basis with a $45.4 million construction loan.  We have the option of choosing the Prime rate or one-, two-, three-, or six-month LIBOR plus 1.45%.  The loan requires payments of interest only during the term of the loan and any accrued interest and outstanding borrowings become due on the maturity date of May 16, 2015.  The term of the loan can be extended through May 2016 by exercising the remaining 12-month extension option available to us.  As of

September 30, 2014, the balance outstanding on the construction loan totaled $44.6 million, bearing interest at a rate per annum of 1.61%.

In addition, as discussed in more detail in Note 5 in the accompanying Notes to Consolidated Financial Statements contained in Item 1, we are consolidating one variable interest entity ("VIE") that owns University Walk, a property located in Knoxville, Tennessee, that recently completed construction and opened for occupancy in August 2014. As a result, our construction loans payable balance as of September 30, 2014 includes $17.4 million related to a construction loan that is partially financing the development and construction of this property. The total amount of this construction loan is $19.0 million bearing interest at a rate per annum of 2.9% as of September 30, 2014, and the loan matures in December 2015. As we are not legally a party to this loan, and are only including the loan in our consolidated financial statements to comply with accounting guidance related to VIE's, the creditors of this construction loan do not have recourse to our assets.

On-Campus Participating Properties

Bonds:  As discussed in Note 8 in the Notes to Consolidated Financial Statements contained in Item 1, three of our on-campus participating properties are 100% financed with project-based taxable bonds.  As of September 30, 2014, the bonds carry a balance of $39.8 million and bear interest at a weighted average rate per annum of 7.56%.  The loans encumbering the leasehold interests are non-recourse, subject to customary exceptions.

Mortgage loans:  The Cullen Oaks Phase I and Phase II on-campus participating properties are currently encumbered by mortgage loans with balances as of September 30, 2014 of approximately $15.3 million and $15.5 million, respectively.  The loans mature in February 2021 and bear interest at a rate of LIBOR plus 1.75%.  In connection with these loans, we entered into two interest rate swap contracts effective February 18, 2014 through February 15, 2021, that are designated to hedge our exposure to fluctuations on interest payments attributed to changes in interest rates associated with payments on the loans.  Under the terms of the interest rate swap contracts, we pay a fixed rate of 2.275% per annum and receive a floating rate of 1-month LIBOR.  We have guaranteed payment of a portion of this property’s indebtedness.

Construction loan: The development and construction of an on-campus participating property located in Morgantown, West Virginia, which completed construction and opened for occupancy in August 2014, is financed with a $44.2 million construction loan which had an outstanding balance of $42.1 million as of September 30, 2014. The loan matures in July 2045, bears interest at a rate of 3.85% per annum for the first five years and one-month LIBOR plus 2.5% for the remaining term of the loan. The loan requires payments of interest only during the first two years and principal and interest payments begin in August 2015.

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

The following table presents a reconciliation of our net (loss) income attributable to common shareholders to FFO and FFOM:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net (loss) income attributable to American Campus Communities, Inc. and Subsidiaries	$(5,847)	$47,176	$35,989	$76,815
Noncontrolling interests (1)	62	656	824	1,273
Loss (gain) from disposition of real estate	67	(52,831)	(2,776)	(52,831)
Elimination of provision for asset impairment - wholly-owned property (2)	2,377	—	2,377	—
Real estate related depreciation and amortization	49,029	44,905	144,681	138,704
Funds from operations (“FFO”)	45,688	39,906	181,095	163,961

Elimination of operations of on-campus participating properties:
Net loss (income) from on-campus participating properties	749	1,002	(1,242)	(493)
Amortization of investment in on-campus participating properties	(1,548)	(1,197)	(3,988)	(3,553)
	44,889	39,711	175,865	159,915
Modifications to reflect operational performance of on-campus participating properties:
Our share of net cash flow (3)	1,070	627	2,347	1,686
Management fees	257	242	841	832
On-campus participating properties development fees (4)	642	950	1,070	950
Impact of on-campus participating properties	1,969	1,819	4,258	3,468
Impact of University Walk (pre-sale arrangement) (5)	(323)	—	(323)	—
Non-cash litigation settlement expense (6)	—	—	—	2,800
Funds from operations – modified (“FFOM”)	$46,535	$41,530	$179,800	$166,183

FFO per share – diluted	$0.43	$0.37	$1.69	$1.54
FFOM per share – diluted	$0.44	$0.39	$1.68	$1.56
Weighted average common shares outstanding – diluted	106,974,047	106,639,825	106,940,665	106,629,998

(1)
For the nine months ended September 30, 2013, excludes $0.8 million of income attributable to the noncontrolling partner in The Varsity, a property purchased in December 2011 from a seller that retained a 20.5% noncontrolling interest in the property. Effective July 1, 2013, the company acquired the noncontrolling partner’s interest and now owns 100% of the property.

(2)
For the three and nine months ended September 30, 2014, represents an impairment charge recorded for The Enclave, a property that was sold in September 2014. Due to a recent change in accounting guidance, The Enclave along with future disposals of individual operating properties will no longer qualify as discontinued operations. As a result, this impairment charge is included in other nonoperating expense in the consolidated statements of comprehensive income.

(3)
50% of the properties’ net cash available for distribution after payment of operating expenses, debt service (including repayment of principal) and capital expenditures. Represents amounts accrued for the interim periods, which is included in ground/facility leases expense in the consolidated statements of comprehensive income.

(4)
Represents development and construction management fees related to the West Virginia University on-campus participating property, which completed construction in August 2014. Although the company is including this project in its consolidated financial statements for accounting purposes, similar to our other on-campus participating properties, we view the economic benefit of such properties as limited to the development/construction management fees, property management fees and the 50% share of net cash flow that we receive. As such, for purposes of calculating FFOM, we are recognizing the fees received for this project similar to other third-party development projects.

(5)
University Walk is a property subject to a pre-sale arrangement that we did not own as of September 30, 2014 but are obligated to purchase as long as the developer meets certain construction deadlines and closing conditions. The property opened for operations in August 2014 and we anticipate closing on the purchase of the property in the fourth quarter 2014. The property is consolidated for financial reporting purposes but we do not benefit from the net cash flow from operations prior to our purchase. As a result, we have excluded the operations of this property from FFOM.

(6)
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

Dated:	November 7, 2014

AMERICAN CAMPUS COMMUNITIES, INC.

By:	/s/ William C. Bayless, Jr.

William C. Bayless, Jr. President and Chief Executive Officer

By:	/s/ Jonathan A. Graf

Jonathan A. Graf Executive Vice President, Chief Financial Officer, Treasurer and Secretary

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	November 7, 2014

AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P.
By: American Campus Communities Holdings, LLC, its general partner
By: American Campus Communities, Inc., its sole member

By:	/s/ William C. Bayless, Jr.

William C. Bayless, Jr. President and Chief Executive Officer

By:	/s/ Jonathan A. Graf

Jonathan A. Graf Executive Vice President, Chief Financial Officer, Treasurer and Secretary