Form 10-K
period 2014-12-31
AMERICAN CAMPUS COMMUNITIES INC; American Campus Communities Operating Partnership LP
filed 2015-02-26
CIK 1283630, 1357369

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2014.

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
American Campus Communities, Inc.                                                 Yes  ☐  No ☒
American Campus Communities Operating Partnership, L.P.          Yes  ☐  No ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was $3,454,575,864 based on the last sale price of the common equity on June 30, 2014 which is the last business day of the Company’s most recently completed second quarter.

There were 112,185,084 shares of the Company’s common stock with a par value of $0.01 per share outstanding as of the close of business on February 6, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this report incorporates information by reference from the definitive Proxy Statement for the 2015 Annual Meeting of Stockholders.

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the year ended December 31, 2014 of American Campus Communities, Inc. and American Campus Communities Operating Partnership, L.P..  Unless stated otherwise or the context otherwise requires, references to “ACC” mean American Campus Communities, Inc. a Maryland real estate investment trust (“REIT”), and references to “ACCOP” mean American Campus Communities Operating Partnership, L.P., a Maryland limited partnership.  References to the “Company,” “we,” “us” or “our” mean collectively ACC, ACCOP and those entities/subsidiaries owned or controlled by ACC and/or ACCOP.  References to the “Operating Partnership” mean collectively ACCOP and those entities/subsidiaries owned or controlled by ACCOP. The following chart illustrates the Company’s and the Operating Partnership’s corporate structure:

The general partner of ACCOP is American Campus Communities Holdings, LLC (“ACC Holdings”), an entity that is wholly-owned by ACC. As of December 31, 2014, ACC Holdings held an ownership interest in ACCOP of less than 1%. The limited partners of ACCOP are ACC and other limited partners consisting of current and former members of management and nonaffiliated third parties.  As of December 31, 2014, ACC owned an approximate 98.8% limited partnership interest in ACCOP.  As the sole member of the general partner of ACCOP, ACC has exclusive control of ACCOP’s day-to-day management.  Management operates the Company and the Operating Partnership as one business. The management of ACC consists of the same members as the management of ACCOP. The Company is structured as an umbrella partnership REIT (“UPREIT”) and ACC contributes all net proceeds from its various equity offerings to the Operating Partnership. In return for those contributions, ACC receives a number of units of ACCOP (“OP Units,” see definition below) equal to the number of common shares it has issued in the equity offering. Contributions of properties to the Company can be structured as tax-deferred transactions through the issuance of OP Units in ACCOP.  Based on the terms of ACCOP’s partnership agreement, OP Units can be exchanged for ACC’s common shares on a one-for-one basis. The Company maintains a one-for-one relationship between the OP Units of ACCOP issued to ACC and ACC Holdings and the common shares issued to the public. The Company believes that combining the reports on Form 10-K of the Company and the Operating Partnership into this single report provides the following benefits:

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

ACC consolidates ACCOP for financial reporting purposes, and ACC essentially has no assets or liabilities other than its investment in ACCOP. Therefore, the assets and liabilities of the Company and the Operating Partnership are the same on their respective financial statements. However, the Company believes it is important to understand the few differences between the Company and the Operating Partnership in the context of how the entities operate as a consolidated company. All of the Company’s property ownership, development and related business operations are conducted through the Operating Partnership. ACC also issues public equity from time to time and guarantees certain debt of ACCOP. ACC does not have any indebtedness, as all debt is incurred by the Operating Partnership. The Operating Partnership holds substantially all of the assets of the Company, including the Company’s ownership interests in its joint ventures. The Operating Partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity.  Except for the net proceeds from ACC’s equity offerings, which are contributed to the capital of ACCOP in exchange for OP Units on a one-for-one common share per OP Unit basis, the Operating Partnership generates all remaining capital required by the Company’s business. These sources include, but are not limited to, the Operating Partnership’s working capital, net cash provided by operating activities, borrowings under its credit facility and unsecured notes, and proceeds received from the disposition of certain properties.  Noncontrolling interests, stockholders’ equity, and partners’ capital are the main areas of difference between the consolidated financial statements of the Company and those of the Operating Partnership. The noncontrolling interests in the Operating Partnership’s financial statements consist of the interests of unaffiliated partners in various consolidated joint ventures. The noncontrolling interests in the Company’s financial statements include the same noncontrolling interests at the Operating Partnership level and OP Unit holders of ACCOP. The differences between stockholders’ equity and partners’ capital result from differences in the type of equity issued at the Company and Operating Partnership levels.

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
FOR THE YEAR ENDED DECEMBER 31, 2014

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

The general partner of ACCOP is American Campus Communities Holdings, LLC (“ACC Holdings”), an entity that is wholly-owned by ACC. As of December 31, 2014, ACC Holdings held an ownership interest in ACCOP of less than 1%. The limited partners of ACCOP are ACC and other limited partners consisting of current and former members of management and nonaffiliated third parties.  As of December 31, 2014, ACC owned an approximate 98.8% limited partnership interest in ACCOP.  As the sole member of the general partner of ACCOP, ACC has exclusive control of ACCOP’s day-to-day management.  Management operates ACC and ACCOP as one business.  The management of ACC consists of the same members as the management of ACCOP.  ACC consolidates ACCOP for financial reporting purposes, and ACC does not have significant assets other than its investment in ACCOP.  Therefore, the assets and liabilities of ACC and ACCOP are the same on their respective financial statements. References to the “Company,” “we,” “us” or “our” mean collectively ACC, ACCOP and those entities/subsidiaries owned or controlled by ACC and/or ACCOP.  References to the “Operating Partnership” mean collectively ACCOP and those entities/subsidiaries owned or controlled by ACCOP.

As of December 31, 2014, our total owned and third-party managed portfolio included 204 properties with approximately 130,700 beds in approximately 44,300 units.

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

Acquisitions:  As discussed in more detail in Note 5 in the accompanying Notes to Consolidated Financial Statements contained in Item 8, in 2014, we acquired one wholly-owned property containing 190 units and 610 beds and another property containing an existing hotel that we plan to demolish and then construct a 400-bed student housing community.

We believe our relationships with university systems and individual educational institutions, our knowledge of the student housing market and our prominence as the first publicly-traded REIT focused exclusively on student housing in the United States will afford us a competitive advantage in acquiring additional student housing properties.

Development:  In June and August 2014, the final stages of construction were completed on three on-campus American Campus Equity ("ACE") properties, two owned off-campus properties, one on-campus participating property and one off-campus property subject to a pre-sale agreement that we purchased from a third-party developer in February 2015. These properties contain 1,354 units and 4,140 beds. In addition, as of December 31, 2014, we were in the process of constructing four owned off-campus properties and two on-campus ACE properties which are summarized in the table below:

Project	Project Type	Location	Primary University Served	Units	Beds	Estimated Project Cost	Total Costs Incurred as of December 31, 2014	Scheduled to Open for Occupancy

The Summit at University City	ACE	Philadelphia, PA	Drexel University	351	1,316	$170,700	$106,688	September 2015
2125 Franklin	Off-campus	Eugene, OR	University of Oregon	192	734	64,600	43,562	September 2015
160 Ross	Off-campus	Auburn, AL	Auburn University	182	642	41,300	22,938	August 2015
U Club on Woodward Phase II	Off-campus	Tallahassee, FL	Florida State University	124	496	37,100	24,002	August 2015
SUBTOTAL – 2015 DELIVERIES				849	3,188	$313,700	$197,190

Boulder, CO Development	Off-campus	Boulder, CO	University of Colorado	100	400	$52,200	$11,026	August 2016
USC Health Sciences Campus	ACE	Los Angeles, CA	University of Southern California	178	456	50,400	4,818	August 2016
SUBTOTAL – 2016 DELIVERIES				278	856	$102,600	$15,844
			TOTAL – ALL PROJECTS	1,127	4,044	$416,300	$213,034

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

On-Campus Participating Properties:  Our On-Campus Participating Properties segment includes five on-campus properties that are operated under long-term ground/facility leases with three university systems. Under our ground/facility leases, we receive an annual distribution representing 50% of these properties’ net cash flows, as defined in the ground/facility lease agreements.  We also manage these properties under long-term management agreements and are paid management fees equal to a percentage of defined gross receipts.  Refer to Note 8 in the accompanying Notes to Consolidated Financial Statements contained in Item 8 herein for a more detailed description of these properties.

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

Development Services:  Our Development Services segment consists of development and construction management services that we provide through one of our taxable REIT subsidiaries ("TRSs") for third-party owners.  These services range from short-term consulting projects to long-term full-scale development and construction projects.  We typically provide these services to colleges and universities seeking to modernize their on-campus student housing properties.  They look to us to bring our student housing experience and expertise to ensure they develop marketable, functional and financially sustainable facilities.  Educational institutions usually seek to build housing that will enhance their recruitment and retention of students while facilitating their academic objectives.  Most of these development service contracts are awarded via a competitive request for proposal (“RFP”) process that qualifies developers based on their overall capability to provide specialized student housing design, development, construction management, financial structuring and property management services.  Our development services typically include pre-development, design and financial structuring services.  Our pre-development services typically include feasibility studies for third-party owners and design services.  Feasibility studies include an initial feasibility analysis, review of conceptual design and assistance with master planning.  Some of the documents produced in this process include the conceptual design documents, preliminary development and operating budgets, cash flow projections and a preliminary market assessment.  Our design services include coordination with the architect and other members of the design team, review of construction plans and assistance with project due diligence and project budgets.

Construction management services typically consist of hiring of project professionals and a general contractor, coordinating and supervising the construction, equipping and furnishing the property, site visits, and full coordination and administration of all activities necessary for project completion in accordance with plans and specifications and with verification of adequate insurance.

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

Property Management Services:  Our Property Management Services segment, conducted by one of our TRSs, includes revenues generated from third-party management contracts in which we are typically responsible for all aspects of operations, including marketing, leasing administration, facilities maintenance, business administration, accounts payable, accounts receivable, financial reporting, capital projects and residence life student development.  We provide these services pursuant to management agreements that have initial terms that range from one to five years.

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

Employees

As of December 31, 2014, we had approximately 3,227 employees, consisting of:

•	approximately 2,041 on-site employees in our wholly-owned properties segment, including 848 Resident Assistants;

•	approximately 101 on-site employees in our on-campus participating properties segment, including 38 Resident Assistants;

•	approximately 939 employees in our property management services segment, including 800 on-site employees and 139 corporate office employees;

•	approximately 52 corporate office employees in our development services segment; and

•	approximately 94 executive, corporate administration and financial personnel.

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

Disruptions in the financial markets could adversely affect our ability to obtain debt financing or to issue equity and impact our acquisitions and dispositions.

Dislocations and liquidity disruptions in capital and credit markets could impact liquidity in the debt markets, resulting in financing terms that are less attractive to us and/or the unavailability of certain types of debt financing. Should the capital and credit markets experience volatility and the availability of funds again become limited, or be available only on unattractive terms, we will incur increased costs associated with issuing debt instruments. In addition, it is possible that our ability to access the capital and credit markets may be limited or precluded by these or other factors at a time when we would like, or need, to do so, which would adversely impact our ability to refinance maturing debt and/or react to changing economic and business conditions. Uncertainty in the capital and credit markets could negatively impact our ability to make acquisitions and make it more difficult or not possible for us to sell properties or may adversely affect the price we receive for properties that we do sell, as prospective buyers may experience increased costs of debt financing or difficulties in obtaining debt financing. Potential continued disruptions in the financial markets could also have other unknown adverse effects on us or the economy generally and may cause the price of our securities to fluctuate significantly and/or to decline.

 Our debt level reduces cash available for distribution and could have other important adverse consequences.

As of December 31, 2014, our total consolidated indebtedness was approximately $2,914.7 million (excluding unamortized mortgage debt premiums and discounts and original issue discounts).  Our debt service obligations expose us to the risk of default and reduce or eliminate cash resources that are available to operate our business or pay distributions that are necessary to maintain our qualification as a REIT.  There is no limit on the amount of indebtedness that we may incur except as provided by the covenants in our corporate-level debt.  We may incur additional indebtedness to fund future property development, acquisitions and other working capital needs, which may include the payment of distributions to our security holders.  The amount available to us and our ability to borrow from time to time under our corporate-level debt is subject to certain conditions and the satisfaction of specified financial and other covenants.  Our level of debt and the limitations imposed on us by our debt agreements could have significant adverse consequences, including the following:

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

We have construction loans with varying interest rates that are dependent upon the market index.  In addition, we have an unsecured revolving credit facility and a $250 million unsecured term loan, each of which bears interest at a variable rate on all amounts borrowed and we may incur additional variable rate debt in the future.  Increases in interest rates on variable rate debt would increase our interest expense, unless we make arrangements that hedge the risk of rising interest rates, which would adversely affect net income and cash available for payment of our debt obligations and distributions to equity holders.

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

Fannie Mae and Freddie Mac are a major source of financing for secured residential real estate. We and other residential companies have used Fannie Mae and Freddie Mac to finance growth by purchasing or guaranteeing apartment loans. In May 2014, the U.S. Senate Banking Committee approved legislation to wind down Fannie Mae and Freddie Mac and redesign the U.S. mortgage finance system, which legislation has to date not been acted on in the broader Senate. A final decision by the government to eliminate Fannie Mae or Freddie Mac, or reduce their role in the mortgage market, or otherwise restructure the U.S. mortgage finance system, may adversely affect interest rates, capital availability and the development of student housing properties.

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

As of December 31, 2014, we were in the process of constructing six wholly-owned properties.  These properties are subject to the various risks relating to properties that are under construction referred to elsewhere in these risk factors, including the risks that we may encounter delays in completion and that any such project may experience cost overruns or may not be completed on time.  Additionally, if we do not complete the construction of properties on schedule, we may be required to provide alternative housing to the students with whom we have signed leases.  We generally do not make any arrangements for such alternative housing for these properties and we would likely incur significant expenses in the event we provide such housing.  If construction is not completed on schedule, students may attempt to break their leases and our occupancy at such properties for that academic year may suffer.

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

With the exception of our ground lease with West Virginia University, the ground leases through which we own our on-campus participating properties provide that the university lessor may purchase our interest in and assume the management of the facility, with the purchase price calculated at the discounted present value of cash flows from our leasehold interest.  The exercise of any such buyout would result in a reduction in our portfolio.

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

The impact of climate change may adversely affect our financial condition or results of operations.

To the extent that climate change does occur, we may experience extreme weather and changes in precipitation and temperature, all of which may result in physical damage or a decrease in demand for properties located in these areas or affected by these conditions. Should the impact of climate change be material in nature, including destruction of our properties, or occur for lengthy periods of time, our financial condition or results of operations may be adversely affected. In addition, changes in federal and state legislation and regulation on climate change could result in increased capital expenditures to improve the energy efficiency of our existing properties and could also require us to spend more on our new development properties without a corresponding increase in revenue.

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

To qualify as a REIT, no more than 25% of the value of our total assets may consist of the securities of one or more taxable REIT subsidiaries, or TRSs.  Certain of our activities, such as our third-party development, management and leasing services, must be conducted through a TRS for us to qualify as a REIT.  In addition, certain non-customary services must be provided by a TRS or an independent contractor.  If the revenues from such activities create a risk that the value of our TRS entities, based on revenues or otherwise, approaches the 25% threshold, we will be forced to curtail such activities or take other steps to remain under the 25% threshold.  Since the 25% threshold is based on value, it is possible that the IRS could successfully contend that the value of our TRS entities exceeds the 25% threshold even if the TRS accounts for less than 25% of our consolidated revenues, income or cash flow.  Four of our five on-campus participating properties and our third-party services are held by a TRS.  Consequently, income earned from four of our five on-campus participating properties and our third-party services will be subject to regular federal income taxation and state and local income taxation where applicable, thus reducing the amount of cash available for distribution to our security holders. Our TRS entities' income tax returns are subject to examination by federal, state and local tax jurisdictions, and the methodology used in determining taxable income or loss for those subsidiaries is therefore subject to challenge in any such examination.

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

Item 1B.  Unresolved Staff Comments

There were no unresolved comments from the staff of the SEC at December 31, 2014.

Item 2.   Properties

The following table presents certain summary information about our properties.  Our properties generally are modern facilities, and amenities at most of our properties include a swimming pool, basketball courts and a large community center featuring a fitness center, computer center, study areas, and a recreation room with billiards and other games. Some properties also have a jacuzzi/hot tub, volleyball courts, tennis courts, in-unit washers and dryers, and food service facilities.  Lease terms are generally 12 months at our off-campus properties and 9 months at our on-campus participating properties and certain of our ACE properties.

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

Property	Year Built	Date Acquired/ Developed	Primary University Served	Typical Lease Term (Mos)	Year Ended December 31, 2014 Revenue		Average Monthly Revenue/ Bed (1)		2014 Average Occupancy(2)	Occupancy as of 12/31/2014	# of Buildings	# of Units	# of Beds
WHOLLY-OWNED PROPERTIES
Same Store Wholly-Owned Properties:
The Village at Alafaya Club (3)	1999	Jul-00	The University of Central Florida	12	$6,213		$581		99.2%	97.6%	20	228	839
The Callaway House	1999	Mar-01	Texas A&M University	9	8,755	(4)	1,392	(4)	103.8%	104.1%	1	173	538
The Village at Science Drive	2000	Nov-01	The University of Central Florida	12	5,469		596		99.4%	99.3%	17	192	732
University Village at Boulder Creek	2002	Aug-02	The Univ. of Colorado at Boulder	12	3,292		855		98.5%	98.7%	4	82	309
University Village - Fresno	2004	Aug-04	California State University - Fresno	12	2,701		511		95.7%	98.8%	9	105	406
University Village - Temple	2004	Aug-04	Temple University	12	6,060		657		92.4%	89.5%	3	220	749
University Club Townhomes (5)	2000/2002	Feb-05	Florida State University	12	4,770		482		94.4%	92.5%	27	216	736
College Club Townhomes (5)	2001	Feb-05	Florida A&M University	12	2,807		371		86.5%	84.4%	12	136	544
University Club Apartments	1999	Feb-05	University of Florida	12	2,220		482		97.6%	98.9%	9	94	376
The Estates	2002	Mar-05	University of Florida	12	7,212		562		97.3%	94.2%	20	396	1,044
City Parc at Fry Street	2004	Mar-05	University of North Texas	12	3,225		621		97.9%	98.1%	8	136	418
Entrada Real	2000	Mar-05	University of Arizona	12	2,415		538		94.2%	97.5%	8	98	363
University Village at Sweethome	2005	Aug-05	State Univ. of New York at Buffalo	12	6,835		660		99.7%	100.0%	11	269	828
University Village - Tallahassee (6)	1990/91/92	Mar-06	Florida State University	12	4,506		501		98.8%	98.6%	12	217	716
Royal Village - Gainesville	1996	Mar-06	University of Florida	12	2,958		540		97.6%	96.9%	8	118	448
Royal Lexington	1994	Mar-06	The University of Kentucky	12	2,108		520		99.4%	98.6%	4	94	364
The Woods at Greenland	2001	Mar-06	Middle Tennessee State University	12	1,438		416		97.2%	97.8%	3	78	276
Raider’s Crossing	2002	Mar-06	Middle Tennessee State University	12	1,583		445		98.6%	98.9%	4	96	276
Raiders Pass	2002/03	Mar-06	Texas Tech University	12	4,532		445		95.8%	99.4%	12	264	828
Aggie Station	2003	Mar-06	Texas A&M University	12	3,081		558		99.6%	99.8%	5	156	450
The Outpost - San Marcos	2003/04	Mar-06	Texas State University	12	3,113		527		97.1%	96.9%	5	162	486
The Outpost - San Antonio	2005	Mar-06	University of Texas – San Antonio	12	4,986		507		94.5%	95.4%	10	276	828
Callaway Villas	2006	Aug-06	Texas A&M University	9/12	6,364		773		91.3%	99.1%	20	236	704
The Village on Sixth Avenue	2000/06	Jan-07	Marshall University	12	4,226		466		96.1%	97.3%	14	248	752
Newtown Crossing	2005/07	Feb-07	University of Kentucky	12	6,728		586		98.5%	97.6%	7	356	942
Olde Towne University Square	2005	Feb-07	University of Toledo	12	4,159		611		99.6%	99.6%	4	224	550

Property	Year Built	Date Acquired/ Developed	Primary University Served	Typical Lease Term (Mos)	Year Ended December 31, 2014 Revenue	Average Monthly Revenue/ Bed (1)	2014 Average Occupancy(2)	Occupancy as of 12/31/2014	# of Buildings	# of Units	# of Beds
Peninsular Place	2005	Feb-07	Eastern Michigan University	12	$2,934	$474	98.9%	99.4%	2	183	478
University Centre	2007	Aug-07	Rutgers University, NJIT	9/12	6,760	827	75.0%	76.3%	2	234	838
Sunnyside Commons	1925/ 2001	Feb-08	West Virginia University	12	959	469	100.3%	100.6%	9	68	161
Pirates Place Townhomes	1996	Feb-08	East Carolina University	12	2,271	366	93.0%	96.6%	12	144	528
The Highlands (3)	2004	Jun-08	University of Nevada at Reno	12	4,399	480	99.7%	100.0%	17	216	732
The Summit & Jacob Heights (6)	2003- 2006	Jun-08	Minnesota State University	12	5,474	468	97.8%	98.7%	34	258	930
GrandMarc Seven Corners	2000	Jun-08	University of Minnesota	12	4,500	631	119.3%	122.0%	1	186	440
University Village – Sacramento	1979	Jun-08	California State Univ. - Sacramento	12	3,110	599	104.7%	107.6%	41	250	394
Aztec Corner	1995	Jun-08	San Diego State University	12	4,954	659	98.1%	98.5%	3	180	606
University Crossings (ACE)	1926/2003	Jun-08	Drexel University	9	10,213	700	99.0%	98.2%	1	260	1,016
Campus Corner	1997	Jun-08	Indiana University	12	4,836	503	95.6%	95.1%	23	254	796
Tower at Third	1973	Jun-08	University of Illinois	12	3,473	718	99.0%	99.5%	1	188	375
University Manor	2002	Jun-08	East Carolina University	12	2,929	404	96.6%	98.7%	18	168	600
Lakeside Apartments	1991	Jun-08	University of Georgia	12	3,447	348	96.1%	98.5%	20	244	776
The Club	1989	Jun-08	University of Georgia	12	2,112	339	97.0%	97.9%	17	120	480
The Edge -Orlando	1999	Jun-08	The University of Central Florida	12	6,841	585	99.3%	99.6%	21	306	930
University Place (3)	2003	Jun-08	University of Virginia	12	2,454	388	94.6%	97.3%	12	144	528
South View	1998	Jun-08	James Madison University	12	5,055	447	95.5%	97.5%	21	240	960
Stone Gate	2000	Jun-08	James Madison University	12	3,778	465	98.6%	98.4%	15	168	672
The Commons	1991	Jun-08	James Madison University	12	1,901	339	83.0%	82.2%	11	132	528
University Gables	2001	Jun-08	Middle Tennessee State University	12	3,088	376	98.8%	98.8%	15	168	648
Willowtree Apartments and Towers (5)	1968/1974	Jun-08	University of Michigan	12	5,415	518	99.3%	99.5%	16	473	851
Abbott Place	1999	Jun-08	Michigan State University	12	3,879	482	98.3%	99.4%	9	222	654
The Centre	2004	Jun-08	Western Michigan University	12	3,493	399	98.4%	98.7%	23	232	700
University Meadows	2001	Jun-08	Central Michigan University	12	2,941	418	91.3%	95.3%	23	184	616
Campus Way	1993	Jun-08	University of Alabama	12	3,882	457	97.3%	98.1%	9	194	680
University Pointe	2004	Jun-08	Texas Tech University	12	4,456	545	94.5%	97.2%	11	204	682
University Trails	2003	Jun-08	Texas Tech University	12	4,458	527	97.4%	98.5%	20	240	684
Campus Trails	1991	Jun-08	Mississippi State University	12	2,500	423	98.1%	98.3%	14	156	480
Vista del Sol (ACE)	2008	Aug-08	Arizona State University	12	16,399	691	94.9%	98.1%	12	613	1,866
Villas at Chestnut Ridge	2008	Aug-08	State Univ. of New York at Buffalo	12	4,886	727	98.6%	99.3%	12	196	552
Barrett Honors College (ACE)	2009	Aug-09	Arizona State University	9	13,585	861	97.3%	98.5%	7	604	1,721
University Heights	2001	Mar-10	Univ. of Alabama at Birmingham	12	3,071	451	98.8%	99.4%	8	176	528
Sanctuary Lofts	2008	Jul-10	Texas State University	12	4,046	651	96.3%	93.6%	4	201	487
Lions Crossing	1996	Sep-10	Penn State University	12	4,964	527	97.9%	98.9%	17	204	696
Nittany Crossing	1996/97	Sep-10	Penn State University	12	4,809	535	99.1%	99.4%	11	204	684
The View (3)	2003	Sep-10	University of Nebraska	12	2,760	372	99.4%	99.0%	12	157	590
Chapel Ridge (3)	2003	Sep-10	UNC - Chapel Hill	12	3,897	608	95.7%	96.0%	13	180	544
Chapel View (3)	1986/2003	Sep-10	UNC - Chapel Hill	12	2,708	646	94.7%	93.3%	14	224	358
University Oaks	2004	Sep-10	University of South Carolina	12	4,478	538	99.1%	99.1%	14	181	662

Property	Year Built	Date Acquired/ Developed	Primary University Served	Typical Lease Term (Mos)	Year Ended December 31, 2014 Revenue		Average Monthly Revenue/ Bed (1)		2014 Average Occupancy(2)	Occupancy as of 12/31/2014	# of Buildings	# of Units	# of Beds
Blanton Common	2005/2007	Sep-10	Valdosta State University	12	$4,151		$401		92.0%	90.3%	21	276	860
Burbank Commons	1995	Sep-10	Louisiana State University	12	2,894		430		98.4%	98.7%	7	134	532
University Crescent	1999	Sep-10	Louisiana State University	12	4,347		564		98.8%	99.3%	15	192	612
University Greens (3)	1999	Sep-10	University of Oklahoma	12	2,771		435		97.6%	98.6%	13	156	516
The Edge – Charlotte	2000	Nov-10	UNC - Charlotte	12	4,257		484		97.0%	94.9%	15	180	720
University Walk	2002	Nov-10	UNC - Charlotte	12	2,971		497		99.2%	99.2%	12	120	480
Uptown Apartments	2004	Nov-10	University of North Texas	12	3,974		603		98.0%	97.7%	12	180	528
2nd Ave Centre	2008	Dec-10	University of Florida	12	6,259		587		99.5%	99.4%	7	274	868
Villas at Babcock	2011	Aug-11	University of Texas – San Antonio	12	4,745		521		91.6%	87.8%	16	204	792
Lobo Village (ACE)	2011	Aug-11	University of New Mexico	12	5,312		502		96.3%	97.3%	20	216	864
Villas on Sycamore	2011	Aug-11	Sam Houston State University	12	4,475		489		99.1%	99.1%	88	170	680
University Village Northwest (ACE)	2011	Aug-11	Prairie View A&M University	9	864		653		99.1%	96.5%	2	36	144
Eagles Trail	2007	Sep-11	University of Southern Mississippi	12	4,371		416		97.8%	98.1%	16	216	792
26 West	2008	Dec-11	University of Texas - Austin	12	11,603		839		99.3%	99.3%	3	367	1,026
The Varsity	2011	Dec-11	University of Maryland	12	11,888		963		99.3%	99.6%	1	258	901
University Heights	1999	Jan-12	University of Tennessee	12	3,536		449		97.2%	98.9%	8	204	636
Avalon Heights	2002	May-12	University of South Florida in Tampa	12	5,282		552		99.9%	100.0%	4	210	754
University Commons	2003	Jun-12	Univ. of Minnesota in Minneapolis	12	4,403		618		114.5%	115.6%	4	164	480
Casas del Rio (ACE)	2012	Aug-12	University of New Mexico	9	5,242		587		88.7%	81.5%	4	283	1,028
The Suites (ACE)	2012	Aug-12	Northern Arizona University	9	3,570		662		99.6%	99.5%	2	275	550
Hilltop Townhomes (ACE)	2012	Aug-12	Northern Arizona University	12	4,577		626		98.9%	99.3%	10	144	576
U Club on Frey	2012	Aug-12	Kennesaw State University	12	3,449		609		99.1%	99.1%	7	114	456
Campus Edge on UTA Boulevard	2012	Aug-12	University of Texas - Arlington	12	3,791		609		99.8%	100.0%	1	128	488
U Club Townhomes on Marion Pugh	2012	Aug-12	Texas A&M University	12	4,823		607		99.3%	99.4%	40	160	640
Villas on Rensch	2012	Aug-12	State Univ. of New York at Buffalo	12	5,467		734		98.8%	98.9%	39	153	610
The Village at Overton Park	2012	Aug-12	Texas Tech University	12	4,572		612		95.0%	97.5%	2	163	612
Casa de Oro (ACE)	2012	Aug-12	Arizona State University	9	1,534		649		69.5%	82.5%	1	109	365
The Villas at Vista del Sol (ACE)	2012	Aug-12	Arizona State University	12	3,642		713		99.4%	100.0%	12	104	400
The Block	2007/2008	Aug-12	The University of Texas at Austin	12	17,917		884		96.2%	98.1%	8	669	1,555
University Pointe at College Station (ACE)	2012	Sep-12	Portland State University	12	8,344		630		99.1%	99.2%	1	282	978
309 Green	2008	Sep-12	University of Illinois	12	4,070		794		94.4%	98.8%	1	110	416
The Retreat	2012	Sep-12	Texas State University	12	5,501		589		93.4%	94.9%	140	187	780
Lofts 54	2008	Sep-12	University of Illinois	12	1,499		644		99.9%	100.0%	1	43	172
Campustown Rentals	1920-1987	Sep-12	University of Illinois	12	4,044		482		82.8%	94.3%	22	264	746
Chauncey Square	2007/2012	Sep-12	Purdue University	12	4,149		816		97.3%	95.9%	2	158	386
Vintage & Texan West Campus (5)	2009	Sep-12	The University of Texas at Austin	12	3,491		824		99.5%	99.4%	2	124	311
The Castilian	1967	Sep-12	The University of Texas at Austin	9	5,729	(4)	1,202	(4)	76.5%	82.7%	1	371	623
Bishops Square	2002	Sep-12	Texas State University	12	2,329		568		98.2%	98.7%	13	134	315
Union	2007	Sep-12	Baylor University	12	879		589		97.8%	98.3%	1	54	120
922 Place	2009	Sep-12	Arizona State University	12	3,872		629		97.4%	98.7%	2	132	468

Property	Year Built	Date Acquired/ Developed	Primary University Served	Typical Lease Term (Mos)	Year Ended December 31, 2014 Revenue		Average Monthly Revenue/ Bed (1)		2014 Average Occupancy(2)	Occupancy as of 12/31/2014	# of Buildings	# of Units	# of Beds
Campustown	1910-2004	Sep-12	Iowa State University	12	$8,389		$510		99.7%	99.8%	34	452	1,217
River Mill	1972	Sep-12	University of Georgia	12	2,920		527		97.3%	97.8%	5	243	461
Garnet River Walk	2006	Sep-12	University of South Carolina	12	3,690		615		98.7%	98.5%	11	170	476
Landmark	2012	Sep-12	University of Michigan	12	9,412		1,135		98.7%	99.2%	1	173	606
Icon Plaza	2012	Sep-12	University of Southern California	12	4,278		1,339		92.8%	98.8%	1	56	253
The Province – Greensboro	2011	Nov-12	UNC - Greensboro	12	4,439		547		92.8%	98.9%	17	219	696
RAMZ Apts on Broad	2004	Nov-12	Virginia Commonwealth University	12	1,944		675		97.2%	97.7%	1	88	172
The Lofts at Capital Garage	2000	Nov-12	Virginia Commonwealth University	12	786		434		97.3%	99.3%	1	36	144
Forest Village and Woodlake	1982/1983	Nov-12	University of Missouri	12	2,732		303		98.9%	98.9%	14	352	704
25Twenty	2011	Nov-12	Texas Tech University	12	4,728		684		97.3%	99.3%	1	249	562
The Province - Louisville	2009	Nov-12	University of Louisville	12	6,440		607		98.6%	98.6%	9	366	858
West 27th Place	2011	Nov-12	University of Southern California	12	6,590		983		103.8%	104.0%	1	161	475
The Province - Rochester	2010	Nov-12	Rochester Institute of Technology	12	7,897		760		100.8%	101.0%	13	336	816
5 Twenty Four & 5 Twenty Five Angliana (5)	2009/2012	Nov-12	University of Kentucky	12	7,261		557		96.4%	96.0%	11	376	1,060
The Province -Tampa	2009	Nov-12	University of South Florida	12	7,140		603		99.6%	99.9%	19	287	947
U Pointe Kennesaw	2012	Nov-12	Kennesaw State University	12	5,356		565		94.2%	98.7%	5	216	795
The Cottages of Columbia	2008	Nov-12	University of Missouri	12	3,540		534		90.9%	89.9%	84	145	513
Grindstone Canyon	2003	Nov-12	University of Missouri	12	2,940		541		98.9%	99.2%	8	201	384
The Cottages of Durham	2012	Nov-12	University of New Hampshire	12	5,682		706		99.2%	99.4%	96	141	619
The Province – Dayton	2009	Nov-12	Wright State University	12	4,227		491		94.4%	94.8%	13	200	657
The Cottages of Baton Rouge	2011	Nov-12	Louisiana State University	12	10,914		666		96.6%	96.0%	187	382	1,290
U Club Cottages	2011	Nov-12	Louisiana State University	12	2,633		693		99.0%	98.7%	61	105	308
The Lodges of East Lansing Phase I	2011	Nov-12	Michigan State University	12	5,424		654		96.0%	99.0%	7	220	683
University Edge	2012	Dec-12	Kent State University	12	4,487		592		98.9%	99.2%	3	201	608
Subtotal - Same Store Wholly-Owned Properties (7)					$608,314		$589		96.9%	97.5%	1,981	26,919	83,037

New Wholly-Owned Properties:
2013 Acquisitions and Completed Development Projects
The Lodges of East Lansing Phase II	2013	Jul-13	Michigan State University	12	2,906		654		96.0%	98.9%	52	144	366
7th Street Station	2012	Jul-13	Oregon State University	12	2,620		655		99.4%	98.7%	16	82	309
U Club on Woodward	2013	Aug-13	Florida State University	12	3,475		628		99.0%	99.1%	8	112	448
The Callaway House Austin	2013	Aug-13	The University of Texas at Austin	9	10,232	(4)	1,285	(4)	99.4%	99.2%	1	219	753
Manzanita (ACE)	2013	Aug-13	Arizona State University	9	5,808		820		94.8%	97.5%	1	241	816
University View (ACE)	2013	Aug-13	Prairie View A&M University	9	2,029		628		99.8%	100.0%	2	96	336
U Club Townhomes at Overton Park	2013	Aug-13	Texas Tech University	12	3,347		652		91.5%	99.1%	16	112	448
601 Copeland	2013	Aug-13	Florida State University	12	2,399		650		99.4%	98.9%	2	81	283
The Townhomes at Newtown Crossing	2013	Sep-13	University of Kentucky	12	4,083		551		98.3%	96.9%	13	152	608
Chestnut Square (ACE)	2013	Sep-13	Drexel University	12	10,831		914		99.2%	99.2%	1	220	861
Park Point	2008	Oct-13	Rochester Institute of Technology	12	10,058		740		102.0%	102.6%	31	300	924
U Centre at Fry Street	2012	Nov-13	University of North Texas	12	5,348		656		97.9%	97.9%	2	194	614
Cardinal Towne	2010/2011	Nov-13	University of Louisville	12	5,514		685		98.6%	98.9%	5	255	545

Property	Year Built	Date Acquired/ Developed	Primary University Served	Typical Lease Term (Mos)	Year Ended December 31, 2014 Revenue		Average Monthly Revenue/ Bed (1)	2014 Average Occupancy(2)	Occupancy as of 12/31/2014	# of Buildings	# of Units		# of Beds
2014 Acquisitions
The Standard	2014	Oct-14	University of Georgia	12	$1,026		$725	99.7%	99.7%	2	190		610
Recently Completed Development Projects
Stanworth Commons Phase I (ACE)	2014	Jul-14	Princeton University	12	1,025		1,056	85.0%	98.1%	11	127		214
Plaza on University	2014	Aug-14	University of Central Florida	12	4,337		651	99.7%	99.7%	5	364		1,313
U Club on Frey Phase II	2014	Aug-14	Kennesaw State University	12	1,151		607	100.0%	100.0%	5	102		408
The Suites Phase II (ACE)	2014	Aug-14	Northern Arizona University	9	1,026		671	100.2%	100.0%	2	164		328
U Centre at Northgate (ACE)	2014	Aug-14	Texas A&M University	12	2,128		577	99.5%	99.5%	11	196		784
University Walk (8)	2014	Aug-14	University of Tennessee	12	1,362		562	86.8%	99.4%	3	177		526
Projects Under Development
160 Ross	2015	Aug-15	Auburn University	12	23		n/a	n/a	n/a	1	182		642
U Club on Woodward Phase II (9)	2015	Aug-15	Florida State University	12	524		n/a	n/a	n/a	11	124		496
The Summit at University City (ACE)	2015	Sep-15	Drexel University	12	129		n/a	n/a	n/a	1	351		1,316
2125 Franklin	2015	Sep-15	University of Oregon	12	—		n/a	n/a	n/a	2	192		734
Boulder, CO Development (10)	2016	Aug-16	University of Colorado	12	2,795		n/a	n/a	n/a	2	100		400
USC Health Sciences Campus (ACE)	2016	Aug-16	University of Southern California	12	—		n/a	n/a	n/a	1	178		456
Subtotal – New Wholly-Owned Properties					$84,176		$735	98.1%	99.3%	207	4,655		15,538
TOTAL – WHOLLY-OWNED PROPERTIES					$692,490	(11)	$603	97.0%	97.7%	2,188	31,574	(12)	98,575	(12)

ON-CAMPUS PARTICIPATING PROPERTIES
University Village – PVAMU	1996/ 97/98	Aug-96 Aug-98	Prairie View A&M University	9	$10,548		$567	98.4%	99.4%	30	612		1,920
University College – PVAMU	2000/2003	Aug-00 Aug-03	Prairie View A&M University	9	7,657		564	95.3%	99.7%	14	756		1,470
University Village – TAMIU	1997	Aug-97	Texas A&M International University	9	1,485		587	95.2%	87.2%	4	84		250
Cullen Oaks	2001/2005	Aug-01 Aug-05	The University of Houston	9	7,263		820	99.0%	99.0%	4	411		879
College Park	2014	Aug-14	West Virginia University	12	1,581		627	96.4%	95.1%	11	224		567
TOTAL - ON-CAMPUS PARTICIPATING PROPERTIES					$28,534		$618	97.3%	98.3%	63	2,087		5,086
GRAND TOTAL- ALL PROPERTIES					$721,024	(11)	$603	97.0%	97.7%	2,251	33,661		103,661

(1)
Average monthly revenue per bed is calculated based upon our base rental revenue earned during typical lease terms for the year ended December 31, 2014 divided by average occupied beds over the typical lease term.

(2)
Average occupancy is calculated based on the average number of occupied beds during typical lease terms for the year ended December 31, 2014 divided by total beds.  For properties with 9-month leases, average occupancy is calculated based on the nine month academic year (excluding the summer months). Average occupancy for acquired properties and properties which commenced operations during 2014 is calculated based on the period these properties were owned by us and/or operational during 2014.

(3)
These properties are classified as held for sale as of December 31, 2014 and are classified as such on the accompanying consolidated balance sheets contained in Item 8. The properties were sold in January 2015.

(4)	As rent at this property includes food services, revenue is not comparable to the other properties in this table.

(5)
University Club Townhomes, College Club Townhomes, Willowtree Apartments and Towers, Vintage & Texan West Campus, and 5 Twenty Four & 5 Twenty Five Angliana each consist of two phases that are counted separately in the property portfolio numbers contained in Note 1 in the accompanying Notes to Consolidated Financial Statements contained in Item 8.

(6)
University Village Tallahassee and Jacob Heights/The Summit each consist of three phases that are counted separately in the property portfolio numbers contained in Note 1 in the accompanying Notes to Consolidated Financial Statements contained in Item 8.

(7)	Our same store wholly-owned portfolio represents properties that were owned or operated by us for the full years ended December 31, 2013 and 2014.

(8)
We did not own this property as of December 31, 2014 but were obligated to purchase the property as long as the developer met certain construction completion deadlines and closing conditions. The property opened for operations in August 2014 and we purchased the property in February 2015. The property is consolidated for financial reporting purposes.

(9)
In August 2013, we purchased a site containing an existing student housing property (The Plaza Apartments) that we operated until it was demolished in May 2014. Revenue earned for the year ended December 31, 2014 was primarily generated from property operations prior to the commencement of construction activities.

(10)
In January 2014, we purchased a site containing an existing hotel which the seller operated until November 2014. Revenue earned for the year ended December 31, 2014 was generated from hotel operations prior to the commencement of construction activities.

(11)	Excludes $1.2 million of revenue from the The Enclave, a 480-bed wholly-owned property that was sold in September 2014.

(12)
Includes eight units and 32 beds from The Edge in Charlotte, NC, a wholly-owned property which incurred damage resulting from a fire in July 2014. The 32 beds damaged by the fire are being rebuilt and will be available for occupancy in Spring 2015.

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

	High	Low	Distributions Declared
Quarter ended March 31, 2013	$48.49	$44.10	$0.3375
Quarter ended June 30, 2013	$47.64	$36.60	$0.3600
Quarter ended September 30, 2013	$42.78	$32.34	$0.3600
Quarter ended December 31, 2013	$36.92	$31.64	$0.3600
Quarter ended March 31, 2014	$37.80	$32.10	$0.3600
Quarter ended June 30, 2014	$39.68	$36.86	$0.3800
Quarter ended September 30, 2014	$40.74	$35.69	$0.3800
Quarter ended December 31, 2014	$42.19	$35.96	$0.3800

Holders

As of February 6, 2015, there were approximately 39,900 holders of record of the Company’s common stock and 112,185,084 shares of common stock outstanding.

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

	As of and for the Year Ended December 31,
	2014	2013	2012	2011	2010
Statements of Operations Information:
Revenues	$733,915	$657,462	$465,655	$361,910	$305,234
Income from continuing operations	61,384	47,436	48,789	34,011	17,612
Discontinued operations:
(Loss) income attributable to discontinued operations	(123)	4,824	8,728	9,155	3,191
Loss from early extinguishment of debt	—	(332)	(1,591)	—	—
Gain (loss) from disposition of real estate	2,843	55,263	4,312	14,806	(3,705)
Net income	64,104	107,191	60,238	57,972	17,098
Net income attributable to noncontrolling interests	(1,265)	(2,547)	(3,602)	(1,343)	(888)
Net income attributable to common shareholders	62,839	104,644	56,636	56,629	16,210
Per Share and Distribution Data:
Earnings per diluted share:
Income from continuing operations	$0.56	$0.42	$0.52	$0.46	$0.27
Discontinued operations	0.02	0.56	0.13	0.34	(0.01)
Net income	0.58	0.98	0.65	0.80	0.26
Cash distributions declared per share / unit	1.50	1.42	1.35	1.35	1.35
Cash distributions declared	158,487	149,461	117,592	93,813	76,579
Balance Sheet Data:
Total assets	$5,834,748	$5,598,040	$5,118,962	$3,008,582	$2,693,484
Secured mortgage, construction and bond debt	1,331,914	1,507,216	1,509,105	858,530	1,144,103
Term loans and revolving credit facilities	842,500	838,450	712,000	589,000	201,000
Unsecured notes	798,305	398,721	—	—	—
Capital lease obligations	—	—	149	450	911
Stockholders’ equity	2,609,554	2,624,901	2,648,381	1,375,216	1,213,962
Selected Owned Property Information:
Owned properties	169	167	160	116	104
Units	33,661	33,434	31,854	22,947	20,820
Beds	103,661	102,400	98,840	71,801	64,933
Occupancy as of December 31,	97.7%	96.8%	95.7%	97.8%	98.0%
Net cash provided by operating activities	$259,898	$246,678	$195,131	$126,744	$115,949
Net cash used in investing activities	(429,235)	(509,999)	(1,447,562)	(423,584)	(244,492)
Net cash provided by financing activities	155,648	280,618	1,251,486	205,732	175,957
Funds From Operations (“FFO”):
Net income attributable to common shareholders	$62,839	$104,644	$56,636	$56,629	$16,210
Noncontrolling interests	1,265	1,756	1,205	1,343	888
(Gain) loss from disposition of real estate	(2,475)	(55,263)	(4,312)	(14,806)	3,705
(Income) loss from unconsolidated joint ventures	—	—	(444)	641	2,023
FFO from unconsolidated joint ventures	—	—	429	(576)	(1,195)
Real estate related depreciation and amortization	195,158	185,640	114,841	87,951	75,667
Elimination of provision for real estate impairment	2,443	—	—	1,105	5,450
Funds from operations	$259,230	$236,777	$168,355	$132,287	$102,748

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

Property Portfolio

As of December 31, 2014, our property portfolio contained 169 properties with approximately 103,700 beds in approximately 33,700 apartment units.  Our property portfolio consisted of 145 owned off-campus student housing properties that are in close proximity to colleges and universities, 19 ACE properties operated under ground/facility leases with nine university systems and five on-campus participating properties operated under ground/facility leases with the related university systems.  Of the 169 properties, six were under development as of December 31, 2014, and when completed will consist of a total of approximately 4,000 beds in approximately 1,100 units.  Our communities contain modern housing units and are supported by a resident assistant system and other student-oriented programming, with many offering resort-style amenities.

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

Third-Party Development and Management Services

We provide development and construction management services for student housing properties owned by universities, 501(c) 3 foundations and others.  Our clients have included some of the nation’s most prominent systems of higher education.  We develop student housing properties for these clients and we are sometimes retained to manage these properties following their opening.  As of December 31, 2014, we were under contract on three third-party development projects that are currently in progress and whose fees range from $1.5 million to $3.2 million.  As of December 31, 2014, fees of approximately $1.6 million remained to be earned by us with respect to these projects, which have scheduled completion dates of April 2015 through August 2015.

As of December 31, 2014, we also provided third-party management and leasing services for 35 properties that represented approximately 27,000 beds in approximately 10,600 units. Our third-party management and leasing services are typically provided pursuant to management contracts that have initial terms that range from one to five years.

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

Impairment of Long-Lived Assets

On a periodic basis, management is required to assess whether there are any indicators that the value of our real estate properties may be impaired. A property’s value is considered impaired if management’s estimate of the aggregate future undiscounted cash flows to be generated by the property is less than the carrying value of the property. These estimates of cash flows consider factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors. To the extent impairment has occurred, the loss will be measured as the excess of the carrying amount of the property over the fair value of the property, thereby reducing our net income. Management also performs a periodic assessment to determine which of our properties are likely to be sold prior to the end of their estimated useful lives. For those probable sales, an impairment charge is recorded for any excess of the carrying amount of the property over the expected net proceeds from disposal, thereby reducing our net income.

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

Results of Operations

Comparison of the Years Ended December 31, 2014 and 2013

The following table presents our results of operations for the years ended December 31, 2014 and 2013, including the amount and percentage change in these results between the two periods.

	Year Ended December 31,
	2014	2013	Change ($)	Change (%)
Revenues:
Wholly-owned properties	$690,582	$618,503	$72,079	11.7%
On-campus participating properties	28,534	26,348	2,186	8.3%
Third-party development services	4,018	2,483	1,535	61.8%
Third-party management services	7,669	7,514	155	2.1%
Resident services	3,112	2,614	498	19.1%
Total revenues	733,915	657,462	76,453	11.6%

Operating expenses:
Wholly-owned properties	329,615	296,794	32,821	11.1%
On-campus participating properties	11,290	11,049	241	2.2%
Third-party development and management services	11,754	10,810	944	8.7%
General and administrative	18,935	16,666	2,269	13.6%
Depreciation and amortization	197,495	184,988	12,507	6.8%
Ground/facility leases	7,397	5,402	1,995	36.9%
Provision for real estate impairment	2,443	—	2,443	100.0%
Total operating expenses	578,929	525,709	53,220	10.1%

Operating income	154,986	131,753	23,233	17.6%

Nonoperating income and (expenses):
Interest income	4,168	3,005	1,163	38.7%
Interest expense	(90,362)	(78,028)	(12,334)	15.8%
Amortization of deferred financing costs	(5,918)	(5,608)	(310)	5.5%
Loss from disposition of real estate	(368)	—	(368)	100.0%
Other nonoperating income (expense)	186	(2,666)	2,852	(107.0)%
Total nonoperating expenses	(92,294)	(83,297)	(8,997)	10.8%

Income before income taxes and discontinued operations	62,692	48,456	14,236	29.4%
Income tax provision	(1,308)	(1,020)	(288)	28.2%
Income from continuing operations	61,384	47,436	13,948	29.4%

Discontinued operations:
(Loss) income attributable to discontinued operations	(123)	4,824	(4,947)	(102.5)%
Loss from early extinguishment of debt	—	(332)	332	(100.0)%
Gain from disposition of real estate	2,843	55,263	(52,420)	(94.9)%
Total discontinued operations	2,720	59,755	(57,035)	(95.4)%

Net income	64,104	107,191	(43,087)	(40.2)%
Net income attributable to noncontrolling interests	(1,265)	(2,547)	1,282	(50.3)%
Net income attributable to common shareholders	$62,839	$104,644	$(41,805)	(39.9)%

Same Store and New Property Operations

We define our same store property portfolio as wholly-owned properties that were owned and/or operating for both of the entire periods being compared, and which are not conducting or planning to conduct substantial development or redevelopment activities.

Same store revenues are defined as revenues generated from our same store portfolio and consist of rental revenue earned from student leases as well as other income items such as utility income, damages, parking income, summer conference rent, application and administration fees, income from retail tenants, and income earned by one of our TRSs from ancillary activities such as the provision of food services.

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

A reconciliation of our same store, new property and sold property operations to our consolidated statements of comprehensive income is set forth below:

	Same Store Properties			New Properties (1)		Sold Properties (2)		Total - All Properties
	Year Ended December 31,			Year Ended December 31,		Year Ended December 31,		Year Ended December 31,
	2014		2013	2014	2013	2014	2013	2014	2013
Number of properties	139		139	19	12	1	1	159	152
Number of beds	83,005	(3)	83,057	11,494	7,311	480	480	94,979	90,848

Revenues (4)	$608,314		$595,609	$84,176	$23,744	$1,204	$1,764	$693,694	$621,117
Operating expenses	290,567		283,409	38,147	12,145	901	1,240	329,615	296,794

(1)
Does not include properties under construction as of December 31, 2014.  Number of properties and number of beds also excludes properties undergoing redevelopment as of December 31, 2014, although the results of operations of those properties are included in new property revenues and operating expenses prior to commencement of redevelopment activities.

(2)
Includes The Enclave, a 480-bed wholly-owned property sold in September 2014. Due to a recent change in accounting guidance, The Enclave along with future disposals of individual operating properties or portfolios that do not represent a strategic shift in our operations will no longer qualify as discontinued operations and will be classified within income from continuing operations on the accompanying consolidated statements of comprehensive income. As a result, the operations of The Enclave are included in the table above in order to reconcile to wholly-owned revenues and wholly-owned operating expenses on the accompanying consolidated statements of comprehensive income. Refer to Note 2 in the accompanying Notes to Consolidated Financial Statements contained in Item 8 for a more detailed discussion of the new guidance for discontinued operations.

(3)
The decrease in number of beds for the comparable periods is due to a fire that damaged 32 beds at one of our wholly-owned properties in July 2014 and the sale of one building containing 20 beds at another wholly-owned property in October 2014. The 32 beds damaged by the fire are being rebuilt and will be available for occupancy in Spring 2015.

(4)	Includes revenues which are reflected as resident services revenue on the accompanying consolidated statements of comprehensive income.

Same Store Properties.  The increase in revenue from our same store properties was primarily due to an increase in average rental rates for the 2014/2015 and 2013/2014 academic years and an increase in average occupancy from 95.0% during the year ended December 31, 2013 to 95.4% for the year ended December 31, 2014. Future revenues will be dependent on our ability to maintain our current leases in effect for the 2014/2015 academic year and our ability to obtain appropriate rental rates and desired occupancy for the 2015/2016 academic year at our various properties.

The increase in operating expenses from our same store properties was primarily due to (i) an increase in property taxes on 2012 developments placed in service caused primarily by the stabilization of property tax assessments in the second year of operations; (ii) an increase in utility costs associated with an unusually cold winter experienced in late 2013 and early 2014; (iii) additional incentive compensation in 2014 as a result of our improved operational performance as compared to 2013; and (iv) an increase in bad debt expense as a result of a lower quality tenant base at certain properties resulting from the slower leasing velocity experienced during the 2013/2014 leasing campaign. These increases were partially offset by a decrease in marketing expense as a result of expense control efforts and improved leasing velocity for the 2014/2015 academic year. We anticipate that operating expenses for our same store property portfolio for 2015 will increase as compared with 2014 as a result of general inflation.
New Property Operations.  Our new properties for the year ended December 31, 2014 consist of the following: (i) 7th Street Station, acquired in July 2013, (ii) The Lodges of East Lansing Phase II, an additional phase at an existing property previously subject to a pre-sale agreement that we acquired in July 2013, (iii) Townhomes at Newtown Crossing, a property previously subject to a pre-sale agreement that we acquired in September 2013, (iv) seven owned development projects that opened for occupancy in August and September 2013, (v) Park Point, acquired in October 2013, (vi) U Centre at Fry Street and Cardinal Towne, both acquired in November 2013, (vii) Boulder Outlook Hotel, acquired in January 2014, (viii) five owned development projects that opened for occupancy in June and August 2014, (ix) University Walk, a property subject to a pre-sale agreement that we did not own as of December 31, 2014 but is consolidated for financial reporting purposes, and (x) The Standard, acquired in October 2014.

On-Campus Participating Properties (“OCPP”) Operations

Same Store OCPP Properties. We had four participating properties containing 4,519 beds which were operating during the years ended December 31, 2014 and 2013. Revenues from our same store participating properties increased approximately $0.6 million to $26.9 million during year ended December 31, 2014 from $26.3 million for the year ended December 31, 2013. This change was primarily a result of an increase in average rental rates for the 2014/2015 and 2013/2014 academic years and an increase in average occupancy from 76.3% for the year ended December 31, 2013 to 78.3% for the year ended December 31, 2014.

At these properties, operating expenses decreased by approximately $0.2 million, from $11.1 million for the year ended December 31, 2013 to $10.9 million for the year ended December 31, 2014. This decrease was primarily a result of a decrease in utilities expense at two of our participating properties that discontinued resident telephone service in 2014.

New Property Operations. In August 2014, we completed construction on College Park, a 567-bed on-campus participating property serving students attending West Virginia University. This property contributed additional revenue and operating expenses of approximately $1.6 million and $0.4 million, respectively, during the year ended December 31, 2014.

Third-Party Development Services Revenue

Third-party development services revenue increased by approximately $1.5 million, from $2.5 million during the year ended December 31, 2013 to $4.0 million for the year ended December 31, 2014.  This increase was primarily due to the closing of bond financing and commencement of construction for the University of Toledo project in June 2014 and the Texas A&M University - Corpus Christi project in July 2014. These two new projects contributed an additional $2.4 million of revenue recognized during the year ended December 31, 2014. During the year ended December 31, 2014, we had four projects in progress with an average contractual fee of approximately $1.9 million, as compared to the year ended December 31, 2013 in which we had three projects in progress with an average contractual fee of approximately $2.7 million.

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

Third-Party Development and Management Services Expenses

Third-party development and management services expenses increased by approximately $0.9 million, from $10.8 million during the year ended December 31, 2013 to $11.7 million for the year ended December 31, 2014.  This increase was primarily a result of payroll and benefits, branding initiatives and general inflation, offset by approximately $0.6 million of transfer taxes paid by us during the year ended December 31, 2013 in connection with our conversion of a wholly-owned property from off-campus into an on-campus ACE structure via a ground lease with Drexel University. We anticipate third-party development and management services expense will increase in 2015 as a result of the timing of new management contracts awarded in 2014 along with expected contracts to be awarded in 2015, as well as general inflation.

General and Administrative

General and administrative expenses increased by approximately $2.2 million, from $16.7 million during the year ended December 31, 2013 to $18.9 million for the year ended December 31, 2014.  This increase was primarily due to additional payroll, health care and benefits expense, public company costs and other general inflationary factors. We anticipate general and administrative expenses will increase in 2015 as compared to 2014 for the reasons discussed above as well as additional expenses anticipated to be incurred related to planned enhancements to our operating systems platform.

Depreciation and Amortization

Depreciation and amortization increased by approximately $12.5 million, from $185.0 million during the year ended December 31, 2013 to $197.5 million for the year ended December 31, 2014.  This increase was primarily due to the completion of construction and opening of seven owned development properties in August and September 2013 along with the completion of construction and opening of five owned development properties, one mezzanine development property that we consolidate for financial reporting purposes, and one on-campus participating property in June and August 2014, which contributed approximately $12.9 million of additional depreciation and amortization expense during the year ended December 31, 2014. In addition, property acquisition activity in 2013 and 2014 contributed approximately $8.3 million of additional depreciation and amortization expense during the year ended December 31, 2014. These increases were partially offset by a decrease in the amortization of in-place leases of approximately $8.4 million related to the purchase of 40 properties in 2012. The value assigned to in-place leases upon acquisition of these properties was fully amortized by the end of 2013. We expect depreciation and amortization expense to increase in 2015 as a result of the completion of owned development projects placed into service in Fall 2014, the anticipated completion of four owned development projects in August and September 2015, and potential future acquisition opportunities in 2015, offset by a reduction in depreciation and amortization related to the disposition of seven wholly-owned properties in January 2015 along with additional disposition activity planned for the remainder of 2015.

Ground/Facility Leases

Ground/facility leases expense increased by approximately $2.0 million, from $5.4 million during the year ended December 31, 2013 to $7.4 million for the year ended December 31, 2014.  This increase was primarily due to the timing of ACE development projects placed into service during 2013 and 2014, which contributed approximately $1.2 million of additional ground/facility leases expense during the year ended December 31, 2014. The recently completed on-campus participating property placed into service in August 2014, along with improved operating results at two other on-campus participating properties during the comparable periods contributed the remaining $0.8 million increase to ground/facility leases expense during the year ended December 31, 2014. We anticipate ground/facility leases expense to increase in 2015 as compared to 2014 for the reasons discussed above, along with the planned completion of construction and commencement of operations of one ACE development project in September 2015.

Provision for Real Estate Impairment

During the year ended December 31, 2014, we recorded a loss of approximately $2.4 million related to an impairment recognized prior to the sale of a wholly-owned property in September 2014. Refer to Note 6 in the accompanying Notes to Consolidated Financial Statements contained in Item 8 for a detailed discussion of our property dispositions.
Interest Income

Interest income increased by approximately $1.2 million, from $3.0 million during the year ended December 31, 2013 to $4.2 million during the year ended December 31, 2014.  This increase was primarily a result of our purchase of $52.8 million in loans receivable in April 2013 which contributed an additional $1.0 million of interest income during the year ended December 31, 2014, as well as the assumption of a loan receivable in connection with our purchase of Cardinal Towne in November 2013 which contributed an additional $1.0 million of interest income during the year ended December 31, 2014. These increases were partially offset by an $0.8 million decrease to interest income related to a loan to a noncontrolling partner that was paid off in July 2013. We expect interest income to remain relatively consistent with 2014 levels in 2015.

Interest Expense

Interest expense increased by approximately $12.3 million, from $78.0 million during the year ended December 31, 2013 to $90.3 million for the year ended December 31, 2014.  We incurred additional interest expense of approximately $12.4 million during the year ended December 31, 2014 related to the timing of our two recent offerings of senior unsecured notes which closed on April 2, 2013 and June 24, 2014, respectively. In December 2013, we borrowed $250 million under our new Term Loan II Facility which resulted in approximately $4.0 million of additional interest expense for the year ended December 31, 2014. We also incurred additional interest expense of approximately $3.0 million during the year ended December 31, 2014 related to loans assumed in connection with 2013 property acquisitions. In addition, interest expense increased by approximately $1.6 million as a result of a decrease in capitalized interest due to the timing and volume of construction activities on our owned development projects along with a decrease to our weighted-average cost of capital during the comparable periods. These increases were partially offset by a decrease of approximately $6.9 million during the year ended December 31, 2014 related to the payoff of mortgage loans during the past two years and the payoff of our secured agency facility on September 1, 2014. Interest expense also decreased by approximately $0.7 million during the year ended December 31, 2014 in connection with a reduction to the interest rate spread on our existing $350 million Term Loan I Facility in December 2013 and a reduction to the interest rate spread in May 2013 on a construction loan used to finance the development of two on-campus ACE properties. Lastly, interest expense decreased by approximately $0.8 million during the year ended December 31, 2014 as a result of our refinancing of the Cullen Oaks Phase I and Phase II mortgage loans in February 2014.

We anticipate interest expense will increase in 2015 as compared to 2014 due to the timing of our $400 million offering of senior unsecured notes in June 2014 and an anticipated bond offering in 2015, offset by a decrease in interest expense related to the payoff of mortgage debt in 2014, the recent payoff of our secured agency facility in September 2014 and the expected payoff of outstanding mortgage and construction loans that mature in 2015.

Amortization of Deferred Financing Costs

Amortization of deferred financing costs increased by approximately $0.3 million, from $5.6 million during the year ended December 31, 2013 to $5.9 million for the year ended December 31, 2014.  This increase was primarily due to an additional $0.4 million of finance cost amortization during the year ended December 31, 2014 in connection with the December 2013 closing of our new $250 million Term Loan II Facility. We also incurred an additional $0.3 million of finance cost amortization during the year ended December 31, 2014 resulting from offering costs paid in connection with our two recent offerings of senior unsecured notes which closed on April 2, 2013 and June 24, 2014, respectively. These increases were offset by a decrease of approximately $0.4 million during the year ended December 31, 2014 related to the payoff of mortgage loans during the past two years and the payoff of our secured agency facility on September 1, 2014. We anticipate amortization of deferred finance costs will decrease slightly in 2015 as compared to 2014 as a result of the recent payoff of our secured agency facility and the expected payoff of outstanding mortgage and construction loans that mature in 2015.

Other Nonoperating Income (Expense)

During the year ended December 31, 2014, we recognized a gain on insurance settlement of approximately $0.2 million related to a fire that occurred at one of our wholly-owned properties in July 2014. The gain represents insurance proceeds received to date in excess of the net book value of the property written off as a result of damage caused by the fire. During the year ended December 31, 2013, we recognized litigation settlement costs of $2.8 million related to a lawsuit that was settled and dismissed in April 2013.

Income Tax Provision

The Company’s provision for income taxes increased by approximately $0.3 million, from $1.0 million for the year ended December 31, 2013 to $1.3 million for the year ended December 31, 2014.  This increase relates to our increased presence in Texas as a result of our recent acquisition and owned development activity and subsequent increase in Texas Franchise taxes incurred.  We expect our income tax expense to remain relatively consistent with 2014 levels in 2015.

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

Liquidity and Capital Resources

Cash Balances and Cash Flows

As of December 31, 2014, excluding our on-campus participating properties, we had $45.5 million in cash and cash equivalents and restricted cash as compared to $63.2 million in cash and cash equivalents and restricted cash as of December 31, 2013.  Restricted cash primarily consists of escrow accounts held by lenders and resident security deposits, as required by law in certain states, and funds held in escrow in connection with potential acquisition and development opportunities.  The following discussion relates to changes in cash due to operating, investing and financing activities, which are presented in our consolidated statements of cash flows included in Item 8 herein.

Operating Activities: For the year ended December 31, 2014, net cash provided by operating activities was approximately $259.9 million, as compared to approximately $246.7 million for the year ended December 31, 2013, an increase of approximately $13.2 million.  This increase in cash provided by operating activities was primarily due to operating cash flows provided from the timing of the acquisition of six properties and an additional phase at an existing property in 2013 and 2014 and the completion of construction and opening of seven owned development projects in Fall 2013 and six owned development projects and one on-campus participating project in Fall 2014.

Investing Activities:  Investing activities utilized approximately $429.2 million and $510.0 million for the years ended December 31, 2014 and 2013, respectively.  The $80.8 million decrease in cash utilized in investing activities was primarily a result of the following: (i) a $181.7 million decrease in cash paid to acquire properties and undeveloped land parcels as we acquired a 610-bed community serving students attending the University of Georgia, a site containing an existing hotel in Boulder, Colorado and two land parcels during the year ended December 31, 2014, compared to six wholly-owned properties and an additional phase at an existing wholly-owned property during the year ended December 31, 2013; (ii) a $24.3 million decrease in cash used to fund the construction of our wholly-owned development properties, as 14 wholly-owned properties were under construction during the year ended December 31, 2013, of which seven completed construction in August and September 2013, as compared to 11 wholly-owned properties that were under construction during the year ended December 31, 2014, of which one completed construction in June 2014 and another five completed construction in August 2014; (iii) a decrease to our investment in loans receivable of $52.1 million during the comparable periods; (iv) an $8.8 million decrease in mezzanine financing provided to third-party developers during the comparable periods; (v) the repayment of a $3.0 million loan by a third-party developer during the year ended December 31, 2014; and (vi) a decrease in escrow deposits of $1.9 million for potential acquisition or development opportunities during the comparable periods. These decreases were primarily offset by (i) a $172.4 million decrease in proceeds received from the disposition of real estate, as two wholly-owned properties containing 964 beds were sold during the year ended December 31, 2014 as compared to six wholly-owned properties containing 4,079 beds during the year ended December 31, 2013; (ii) a $12.2 million increase in cash used during the year ended December 31, 2014 to fund the construction of an on-campus participating property located in Morgantown, West Virginia, which opened for occupancy in August 2014; and (iii) an $8.4 million increase in cash used to fund capital expenditures at our wholly-owned properties, as we began or continued renovations at several properties during the year ended December 31, 2014.

Financing Activities: Cash provided by financing activities totaled approximately $155.6 million and $280.6 million for the years ended December 31, 2014 and 2013, respectively.  The $125.0 million decrease in cash provided by financing activities was primarily a result of the following: (i) a decrease in proceeds from unsecured term loans as we borrowed $250 million in December 2013 under our Term Loan II Facility; (ii) a $95.9 million increase in cash used to pay off maturing mortgage debt during the comparable periods; (iii) a $9.0 million increase in distributions to stockholders during the year ended December 31, 2014 as a result of two increases to the quarterly dividend per share of common stock since May 2013; (iv) the termination of two forward starting interest rate swaps in connection with our issuance of unsecured notes in June 2014, resulting in cash payments to counterparties totaling $4.1 million; and (v) a $0.7 million increase in scheduled principal payments on outstanding debt during the comparable periods. These decreases were partially offset by (i) a $127.6 million decrease in paydowns (net of proceeds) on our revolving credit facilities during the year ended December 31, 2014; (ii) an $88.0 million increase in net proceeds raised through the issuance of common stock during the comparable periods; (iii) a $12.3 million increase in construction loan proceeds during the comparable periods as the development and construction of an on-campus participating property, which opened for occupancy in August 2014, was financed with a construction loan; and (iv) a $5.5 million decrease in debt issuance and assumption costs during the comparable periods, as we paid approximately $4.9 million of issuance costs in December 2013 to amend and expand our existing credit facility.

Liquidity Needs, Sources and Uses of Capital

As of December 31, 2014, our short-term liquidity needs included, but were not limited to, the following: (i) anticipated distribution payments to our common and restricted stockholders totaling approximately $163.8 million based on an assumed annual cash distribution of $1.52 per share based on the number of our shares outstanding as of December 31, 2014, (ii) anticipated distribution payments to our Operating Partnership unitholders totaling approximately $2.0 million based on an assumed annual distribution of $1.52 per common unit and a cumulative preferential per annum cash distribution rate of 5.99% on our Series A preferred units based on the number of units outstanding as of December 31, 2014, (iii) pay-off of approximately $181.4 million of outstanding fixed rate mortgage debt and $44.6 million of variable rate construction debt scheduled to mature during the next 12 months, as well as approximately $14.4 million of scheduled debt principal payments, (iv) estimated development costs over the next 12 months totaling approximately $203.7 million for our wholly-owned properties currently under construction, (v) funds for other development projects scheduled to commence construction during the next 12 months, and (vi) potential future property acquisitions, including mezzanine financed developments.

We expect to meet our short-term liquidity requirements by (i) borrowing under our existing unsecured credit facility discussed below, (ii) accessing the unsecured bond market, (iii) issuing securities, including common stock, under our $500 million at-the-market share offering program (“ATM Equity Program”) discussed more fully in Note 12 in the accompanying Notes to Consolidated Financial Statements contained in Item 8, (iv) potentially disposing of properties depending on market conditions, and (v) utilizing current cash on hand and net cash provided by operations.

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

Indebtedness

A summary of our consolidated indebtedness as of December 31, 2014 is as follows:

	Amount		% of Total	Weighted Average Rates	Weighted Average Maturities (years)
Secured	$1,272,223		43.6%	5.07%	5.0 Years
Unsecured	1,642,500		56.4%	2.97%	5.9 Years
Total consolidated debt	$2,914,723		100.0%	3.88%	5.5 Years

Fixed rate debt
Secured
Project-based taxable bonds (1)	$39,785		1.4%	7.56%	9.7 Years
Construction (2)	43,942		1.5%	3.85%	30.6 Years
Mortgage (3)	1,124,859	(4)	38.6%	5.21%	4.1 Years
Unsecured
Notes (5)	800,000	(6)	27.4%	4.00%	8.9 Years
Term loan (7) (9)	350,000		12.0%	2.39%	2.0 Years
Total - fixed rate debt	2,358,586		80.9%	4.39%	6.0 Years

Variable rate debt:
Secured
Construction (8)	63,637		2.2%	1.99%	0.6 Years
Unsecured
Revolving credit facility (9)	242,500		8.3%	1.72%	3.2 Years
Term loan (9)	250,000		8.6%	1.67%	4.2 Years
Total - variable rate debt	556,137		19.1%	1.73%	3.3 Years
Total consolidated debt	$2,914,723		100.0%	3.88%	5.5 Years

(1)
As discussed more fully in Note 11 in the accompanying Notes to Consolidated Financial Statements contained in Item 8, three of our on-campus participating properties are 100% financed with project-based taxable bonds.

(2)
Represents a construction loan used to finance the development and construction of an on-campus participating property located in Morgantown, West Virginia, which completed construction and opened for occupancy in August 2014. The loan bears interest at a rate of 3.85% per annum for the first five years and one-month LIBOR plus 2.5% for the remaining term of the loan. The loan requires payments of interest only during the first two years and principal and interest payments begin in August 2015.

(3)	As discussed more fully in Note 11 in the accompanying Notes to Consolidated Financial Statements contained in Item 8, 52 of our properties are encumbered with mortgage debt.

(4)	Excludes net unamortized debt premiums and debt discounts related to mortgage loans assumed in connection with property acquisitions of approximately $60.6 million and $0.9 million, respectively.

(5)
As discussed more fully in Note 11 in the accompanying Notes to Consolidated Financial Statements contained in Item 8, we recently completed two $400 million offerings of 10-year senior unsecured notes in June 2014 and April 2013.

(6)	Excludes unamortized original issue discounts of approximately $1.7 million.

(7)
As discussed more fully in Note 11 and Note 14 in the accompanying Notes to Consolidated Financial Statements contained in Item 8, we have entered into multiple interest rate swap contracts that effectively fix the interest rate on the outstanding balance for this term loan.

(8)
Includes $19.0 million used to finance the development and construction of University Walk, a VIE we include in our consolidated financial statements. The seller/developer paid off this construction loan with proceeds from our purchase of the property in February 2015.

(9)
As discussed more fully in Note 11 in the accompanying Notes to Consolidated Financial Statements contained in Item 8, we have an aggregate unsecured credit facility totaling $1.1 billion, which is comprised of two unsecured term loans totaling $600 million and a $500 million unsecured revolving credit facility.

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

On January 28, 2015, we declared a fourth quarter 2014 distribution per share of $0.38, which was paid on February 20, 2015 to all common stockholders of record as of February 9, 2015.  At the same time, the Operating Partnership will pay an equivalent amount per unit to holders of Common Units, as well as the quarterly cumulative preferential distribution to holders of Series A Preferred Units.

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

Our historical capital expenditures at our wholly-owned properties are set forth below:

	As of and for the Year Ended December 31,
	2014		2013	2012
Recurring capital expenditures	$19,390		$18,364	$13,510
Acquisition-related	32,482		42,767	14,447
Renovations and strategic repositioning	16,794	(1)	4,124	2,589
Non-recurring and other	8,406		3,373	907
Total	$77,072		$68,628	$31,453

Average beds	91,791		86,678	66,555
Average recurring capital expenditures per bed	$211		$212	$203

(1)    Includes approximately $11.2 million of renovation costs incurred at University Crossings. Refer to Note 17 in the accompanying Notes to Consolidated Financial Statements contained in Item 8 for an expanded discussion on this renovation project.

Pre-Development Expenditures

Our third-party and owned development activities have historically required us to fund pre-development expenditures such as architectural fees, permits and deposits.  The closing and/or commencement of construction of these development projects is subject to a number of risks such as our inability to obtain financing on favorable terms and delays or refusals in obtaining necessary zoning, land use, building, and other required governmental permits and authorizations  As such, we cannot always predict accurately the liquidity needs of these activities.  We frequently incur these pre-development expenditures before a financing commitment and/or required permits and authorizations have been obtained.  Accordingly, we bear the risk of the loss of these pre-development expenditures if financing cannot ultimately be arranged on acceptable terms or we are unable to successfully obtain the required permits and authorizations.  Historically, our third-party and owned development projects have been successfully structured and financed; however, these developments have at times been delayed beyond the period initially scheduled, causing revenue to be recognized in later periods.  As of December 31, 2014, we have deferred approximately $2.5 million in pre-development costs related to third-party and owned development projects that have not yet commenced construction.

Contractual Obligations

The following table summarizes our contractual obligations for the next five years and thereafter as of December 31, 2014:

	Total	2015	2016	2017	2018	2019	Thereafter
Long-term debt (1)	$2,914,723	$259,378	$199,836	$480,811	$416,607	$263,557	$1,294,534
Interest on long-term debt (2)	620,895	108,061	97,937	76,221	65,736	58,416	214,524
Development projects (3)	233,327	203,655	29,672	—	—	—	—
Ground/facility lease obligations (4)	261,933	5,244	5,951	5,931	5,961	5,711	233,135
Operating lease obligations (5)	6,876	1,448	1,266	1,138	1,017	1,004	1,003
Renovation and capital improvements project (6)	24,727	24,727	—	—	—	—	—
Pre-sale contract (7)	21,250	21,250	—	—	—	—	—
	$4,083,731	$623,763	$334,662	$564,101	$489,321	$328,688	$1,743,196

(1)
Amounts include aggregate principal payments only and assumes we do not exercise extension options available to us on our unsecured credit facility, which is more fully discussed in Note 11 in the accompanying Notes to Consolidated Financial Statements contained in Item 8.

(2)
Amounts include interest expected to be incurred on our secured and unsecured debt based on obligations outstanding at December 31, 2014. For variable rate debt, the current rate in effect for the most recent payment through December 31, 2014 is assumed to be in effect through the respective maturity date of each instrument.

(3)
Consists of the completion costs related to six owned development projects which will be funded entirely by us and are scheduled to be completed between August 2015 and August 2016.  We have entered into contracts with general contractors for certain phases of the construction of these projects.  However, these contracts do not generally cover all of the costs that are necessary to place these properties into service, including the cost of furniture and marketing and leasing costs.  The unfunded commitments presented include all such costs, not only those costs that we are obligated to fund under the construction contracts.

(4)
Includes minimum annual lease payments under ground/facility lease agreements entered into with university systems and other third parties. Refer to Note 16 in the accompanying Notes to Consolidated Financial Statements contained in Item 8 for a more detailed discussion of our ground/facility leases.

(5)
Includes operating leases related to corporate office space and equipment.  Refer to Note 16 in the accompanying Notes to Consolidated Financial Statements contained in Item 8 for a more detailed discussion of our operating leases.

(6)
In August 2013, we conveyed fee interest in a parcel of land on which one of our student housing properties resides, to Drexel University (the "University") and concurrently entered into a ground lease agreement with the University. As part of the ground lease agreement, we committed to spend a minimum of $22.3 million in renovations and capital improvements over a five year period. We began the renovations in early 2014 and expect to complete this project in Fall 2015, thus satisfying our contractual obligation. The contractual obligation amount is based on the remaining scope of work and construction schedule at December 31, 2014.

(7)
In July 2013, we entered into a purchase and contribution agreement with a private developer whereby we were obligated to purchase a student housing property located in Knoxville, Tennessee as long as the developer met certain construction completion deadlines and other closing conditions.  The property opened for operations in August 2014 and was purchased by us in February 2015.  The contractual obligation amount represents the purchase price of $30.0 million less the mezzanine loan amount of approximately $8.8 million that we previously funded to the developer in July 2013.

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

The following table presents a reconciliation of our net income attributable to common shareholders to FFO and FFOM:

	Year Ended December 31,
	2014	2013	2012
Net income attributable to common shareholders	$62,839	$104,644	$56,636
Noncontrolling interests (1)	1,265	1,756	1,205
Gain from disposition of real estate	(2,475)	(55,263)	(4,312)
Income from unconsolidated joint ventures	—	—	(444)
FFO from unconsolidated joint ventures (2)	—	—	429
Elimination of provision for real estate impairment (3)	2,443	—	—
Real estate related depreciation and amortization	195,158	185,640	114,841
Funds from operations (“FFO”)	259,230	236,777	168,355

Elimination of operations of on-campus participating properties:
Net income from on-campus participating properties	(3,933)	(3,222)	(3,238)
Amortization of investment in on-campus participating properties	(5,688)	(4,756)	(4,644)
	249,609	228,799	160,473
Modifications to reflect operational performance of on-campus participating properties:
Our share of net cash flow (4)	2,721	2,207	2,065
Management fees	1,289	1,201	1,188
On-campus participating properties development fees (5)	1,070	1,304	—
Impact of on-campus participating properties	5,080	4,712	3,253

Impact of University Walk (pre-sale arrangement)(6)	(323)	—	—
Non-cash litigation settlement expense (7)	—	2,800	—
Elimination of loss from early extinguishment of debt (8)	—	332	1,591
Elimination of gain on debt restructuring – unconsolidated joint venture (9)	—	—	(424)
Loss on remeasurement of equity method investments (10)	—	—	122
Funds from operations – modified (“FFOM”)	$254,366	$236,643	$165,015

FFO per share – diluted	$2.42	$2.22	$1.95

FFOM per share – diluted	$2.38	$2.22	$1.91

Weighted average common shares outstanding - diluted	107,036,208	106,654,933	86,375,470

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

(3)	Represents an impairment charge recorded for The Enclave, a property that was sold in September 2014, and a land parcel donated to a municipality in October 2014.

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

(5)
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

(6)
University Walk is a property that was subject to a pre-sale arrangement that we did not own as of December 31, 2014 but were obligated to purchase as long as the developer met certain construction deadlines and closing conditions. The property opened for operations in August 2014 and we purchased the property in February 2015. The property is consolidated for financial reporting purposes but we did not benefit from the net cash flow from operations prior to October 1, 2014. As a result, we have excluded the operations of this property prior to October 1, 2014 from FFOM.

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

The table below provides information about our assets and our liabilities sensitive to changes in interest rates as of December 31, 2014 and 2013:

	December 31, 2014				December 31, 2013
	Amount (in 000s)	Weighted Average Maturity (in years)	Weighted Average Interest Rate	% of Total	Amount (in 000s)	Weighted Average Maturity (in years)	Weighted Average Interest Rate	% of Total
Fixed rate debt (1)	$2,358,586	6.0	4.39%	80.9%	$2,140,024	5.3	4.57%	80.1%
Variable rate debt	556,137	3.3	1.73%	19.1%	533,088	3.7	1.77%	19.9%

(1)
Includes a $350 million outstanding balance on one of our unsecured term loans as of December 31, 2014 and 2013 and mortgage loans with an outstanding balance totaling $100.6 million and $101.4 million as of December 31, 2014 and 2013, respectively, which are effectively fixed by the use of interest rate swaps.

For fixed rate debt, interest rate changes affect the fair market value but do not impact net income attributable to common shareholders or cash flows.  Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact net income attributable to common shareholders and cash flows, assuming other factors are held constant.  Holding other variables constant (such as debt levels), a one percentage point variance in interest rates (100 basis points) would change the unrealized fair market value of the fixed rate debt by approximately $206.7 million.  The net income attributable to common shareholders and cash flow impact on the next year resulting from a one percentage point variance in interest rates on floating rate debt, excluding debt effectively fixed by interest rate swap agreements, would be approximately $5.3 million, holding all other variables constant.

As of December 31, 2014, the effect of our hedge agreements was to fix the interest rate on approximately $450.6 million of our variable rate debt.  Had the hedge agreements not been in place during 2014, our annual interest costs would have been approximately $4.3 million lower, based on balances and reported interest rates through the year as the variable interest rates were less than the effective interest rates on the associated hedge agreements.  Additionally, if the variable interest rates on this debt had been 100 basis points higher through 2014 and the hedge agreements not been in place, our annual interest costs would have been approximately $0.2 million higher.  Derivative financial instruments expose us to credit risk in the event of non-performance by the counterparties under the terms of the interest rate hedge agreements.  We believe we minimize our credit risk on these transactions by dealing with major, credit worthy financial institutions.  As part of our on-going control procedures, we monitor the credit ratings of counterparties and our exposure to any single entity, thus minimizing credit risk concentration.  We believe the likelihood of realized losses from counterparty non-performance is remote.

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

Our management is required by paragraph (c) of Rule 13a-15 of the Securities Exchange Act of 1934, as amended, to assess the effectiveness of our internal control over financial reporting as of the end of each fiscal year. In making this assessment, our management used the Internal Control — Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Our management conducted the required assessment of the effectiveness of our internal control over financial reporting as of December 31, 2014.  Based upon this assessment, our management believes that our internal control over financial reporting is effective as of December 31, 2014.  Ernst & Young LLP, an independent registered public accounting firm, has issued an attestation report regarding the effectiveness of our internal control over financial reporting, which is included herein.

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

Our management is required by paragraph (c) of Rule 13a-15 of the Securities Exchange Act of 1934, as amended, to assess the effectiveness of our internal control over financial reporting as of the end of each fiscal year. In making this assessment, our management used the Internal Control — Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

The Operating Partnership conducted the required assessment of the effectiveness of its internal control over financial reporting as of December 31, 2014.  Based upon this assessment, our management believes that our internal control over financial reporting is effective as of December 31, 2014.  Ernst & Young LLP, an independent registered public accounting firm, has issued an attestation report regarding the effectiveness of the Operating Partnership’s internal control over financial reporting, which is included herein.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Information with respect to this Item 10 is incorporated by reference from our Proxy Statement, which we intend to file on or before March 31, 2015 in connection with the Annual Meeting of Stockholders to be held May 7, 2015.

Item 11.  Executive Compensation

Information with respect to this Item 11 is incorporated by reference from our Proxy Statement, which we intend to file on or before March 31, 2015 in connection with the Annual Meeting of Stockholders to be held May 7, 2015.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information pertaining to security ownership of management and certain beneficial owners of the Company’s common stock with respect to this Item 12 is incorporated by reference from our Proxy Statement, which we intend to file on or before March 31, 2015 in connection with the Annual Meeting of Stockholders to be held May 7, 2015, to the extent not set forth below.

The Company maintains the American Campus Communities, Inc. 2010 Incentive Award Plan (the “2010 Plan”), as discussed in more detail in Note 13 in the accompanying Notes to Consolidated Financial Statements in Item 8.  As of December 31, 2014, the total units and shares issued under the 2010 Plan were as follows:

	# of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	# of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders	719,940	(1)	$0	1,154,393
Equity Compensation Plans Not Approved by Security Holders	n/a		n/a	n/a

(1)	Consists of restricted stock awards granted to executive officers and certain employees and common units of limited partnership interest in the Operating Partnership.

Item 13.  Certain Relationships, Related Transactions and Director Independence

Information with respect to this Item 13 is incorporated by reference from our Proxy Statement, which we intend to file on or before March 31, 2015 in connection with the Annual Meeting of Stockholders to be held May 7, 2015.

Item 14.  Principal Accountant Fees and Services

Information with respect to this Item 14 is incorporated by reference from our Proxy Statement, which we intend to file on or before March 31, 2015 in connection with the Annual Meeting of Stockholders to be held May 7, 2015.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)  Financial Statements

The following consolidated financial information is included as a separate section of this Annual Report on Form 10-K:

Page No.
Report of Independent Registered Public Accounting Firm (American Campus Communities, Inc.)	F-1
Report of Independent Registered Public Accounting Firm (American Campus Communities Operating Partnership, L.P.)	F-2
Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting (American Campus Communities, Inc.)	F-3
Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting (American Campus Communities Operating Partnership, L.P.)	F-4
Consolidated Financial Statements of American Campus Communities, Inc. and Subsidiaries
Consolidated Balance Sheets as of December 31, 2014 and 2013	F-5
Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012	F-6
Consolidated Statements of Changes in Equity for the years ended December 31, 2014, 2013 and 2012	F-7
Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012	F-8
Consolidated Financial Statements of American Campus Communities Operating Partnership, L.P. and Subsidiaries
Consolidated Balance Sheets as of December 31, 2014 and 2013	F-9
Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012	F-10
Consolidated Statements of Changes in Capital for the years ended December 31, 2014, 2013 and 2012	F-11
Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012	F-12
Notes to Consolidated Financial Statements of American Campus Communities, Inc. and Subsidiaries and American Campus Communities Operating Partnership, L.P. and Subsidiaries	F-13

(b)  Exhibits

Exhibit Number	Description of Document

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

4.5
American Campus Communities Operating Partnership LP 4.125% Senior Note due 2024. Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) and American Campus Communities Operating Partnership LP (File No. 333-181102-01) filed on June 25, 2014.

4.6
Form of Guarantee of American Campus Communities, Inc. of Senior Debt Securities. Incorporated by reference to Exhibit 4.4 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) and American Campus Communities Operating Partnership LP (File No. 333-181102-01) filed on April 3, 2013.

4.7
Form of Registration Rights and Lock-Up Agreement, dated as of March 1, 2006, between American Campus Communities, Inc. and each of the persons who are signatory thereto. Incorporated by reference to Exhibit 99.3 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) filed on March 7, 2006.

4.8
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

4.9
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

10.7*
American Campus Communities Services, Inc. Deferred Compensation Plan, effective January 1, 2015. Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) and American Campus Communities Operating Partnership LP (File No. 333-181102-01) filed on December 17, 2014.

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

10.18
Third Amendment to Employment Agreement, dated as of December 2, 2013, between James C. Hopke, Jr. and American Campus Communities, Inc. Incorporated by reference to Exhibit 99.4 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) and American Campus Communities Operating Partnership LP (File No. 333-181102-01) filed on December 5, 2013.

10.19
Fourth Amendment to Employment Agreement, dated as of May 20, 2014, between American Campus Communities, Inc. and James C. Hopke, Jr. Incorporated by reference to Exhibit 99.3 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) and American Campus Communities Operating Partnership LP (File No. 333-181102-01) filed on May 23, 2014.

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

10.23
First Amendment to Employment Agreement, dated as of November 2, 2012, between William W. Talbot and American Campus Communities, Inc. Incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) and American Campus Communities Operating Partnership LP (File No. 333-181102-01) filed on March 21, 2013

10.24	Employment Agreement, dated as of May 4, 2011, between Daniel B. Perry and American Campus Communities, Inc.

10.25	First Amendment to Employment Agreement, dated as of November 2, 2012, between Daniel B. Perry and American Campus Communities, Inc.

10.26
Separation Agreement and Mutual General Release, dated as of May 20, 2014, between American Campus Communities, Inc. and Greg A. Dowell. Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) and American Campus Communities Operating Partnership LP (File No. 333-181102-01) filed on May 23, 2014

10.27
Form of Confidentiality and Noncompetition Agreement. Incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-11 (Registration No. 333-114813) of American Campus Communities, Inc.

10.28
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

10.33
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

10.34
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

10.36
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

10.37
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

Dated:	February 26, 2015

AMERICAN CAMPUS COMMUNITIES, INC.

By:	/s/ William C. Bayless, Jr.

William C. Bayless, Jr. President and Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	February 26, 2015

AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P.
By: American Campus Communities Holdings, LLC, its general partner By: American Campus Communities, Inc., its sole member

By:	/s/ William C. Bayless, Jr.

William C. Bayless, Jr. President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ William C. Bayless, Jr.	President, Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2015
William C. Bayless, Jr.

/s/ Jonathan A. Graf	Executive Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)	February 26, 2015
Jonathan A. Graf

/s/ R.D. Burck	Chairman of the Board of Directors	February 26, 2015
R.D. Burck

/s/ G. Steven Dawson	Director	February 26, 2015
G. Steven Dawson

/s/ Cydney C. Donnell	Director	February 26, 2015
Cydney Donnell

/s/ Dennis G. Lopez	Director	February 26, 2015
Dennis G. Lopez

/s/ Edward Lowenthal	Director	February 26, 2015
Edward Lowenthal

/s/ Oliver Luck	Director	February 26, 2015
Oliver Luck

/s/ C. Patrick Oles, Jr.	Director	February 26, 2015
C. Patrick Oles, Jr.

/s/ Winston W. Walker	Director	February 26, 2015
Winston W. Walker

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of American Campus Communities, Inc. and Subsidiaries
We have audited the accompanying consolidated balance sheets of American Campus Communities, Inc. and Subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Campus Communities, Inc. and Subsidiaries at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 2 to the consolidated financial statements, the Company changed its method for reporting discontinued operations effective January 1, 2014.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), American Campus Communities, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Austin, Texas
February 26, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Partners of American Campus Communities Operating Partnership, L.P. and Subsidiaries
We have audited the accompanying consolidated balance sheets of American Campus Communities Operating Partnership, L.P. and Subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of comprehensive income, changes in capital and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Campus Communities Operating Partnership, L.P. and Subsidiaries at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 2 to the consolidated financial statements, the Company changed its method for reporting discontinued operations effective January 1, 2014.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), American Campus Communities Operating Partnership, L.P. and Subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Austin, Texas
February 26, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of American Campus Communities, Inc. and Subsidiaries
We have audited American Campus Communities, Inc. and Subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). American Campus Communities, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, American Campus Communities, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of American Campus Communities, Inc. and Subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2014 of American Campus Communities, Inc. and Subsidiaries and our report dated February 26, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Austin, Texas
February 26, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Partners of American Campus Communities Operating Partnership, L.P. and Subsidiaries
We have audited American Campus Communities Operating Partnership, L.P. and Subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). American Campus Communities Operating Partnership, L.P. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, American Campus Communities Operating Partnership, L.P. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of American Campus Communities Operating Partnership, L.P. and Subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of comprehensive income, changes in capital, and cash flows for each of the three years in the period ended December 31, 2014 of American Campus Communities Operating Partnership, L.P. and Subsidiaries and our report dated February 26, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Austin, Texas
February 26, 2015

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31, 2014	December 31, 2013
Assets

Investments in real estate:
Wholly-owned properties, net	$5,308,707	$5,199,008
Wholly-owned properties held for sale	131,014	14,408
On-campus participating properties, net	94,128	73,456
Investments in real estate, net	5,533,849	5,286,872

Cash and cash equivalents	25,062	38,751
Restricted cash	31,937	35,451
Student contracts receivable, net	10,145	9,238
Other assets	233,755	227,728

Total assets	$5,834,748	$5,598,040

Liabilities and equity

Liabilities:
Secured mortgage, construction and bond debt	$1,331,914	$1,507,216
Secured agency facility	—	87,750
Unsecured notes	798,305	398,721
Unsecured term loans	600,000	600,000
Unsecured revolving credit facility	242,500	150,700
Accounts payable and accrued expenses	70,629	65,088
Other liabilities	121,645	110,036
Total liabilities	3,164,993	2,919,511

Commitments and contingencies (Note 17)

Redeemable noncontrolling interests	54,472	47,964

Equity:
American Campus Communities, Inc. stockholders’ equity: Common stock, $.01 par value, 800,000,000 shares authorized, 107,175,236 and 104,782,817 shares issued and outstanding at December 31, 2014 and 2013, respectively	1,072	1,043
Additional paid in capital	3,102,540	3,017,631
Accumulated earnings and dividends	(487,986)	(392,338)
Accumulated other comprehensive loss	(6,072)	(1,435)
Total American Campus Communities, Inc. stockholders’ equity	2,609,554	2,624,901
Noncontrolling interests – partially owned properties	5,729	5,664
Total equity	2,615,283	2,630,565

Total liabilities and equity	$5,834,748	$5,598,040

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except share and per share data)

	Year Ended December 31,
	2014	2013	2012
Revenues:
Wholly-owned properties	$690,582	$618,503	$422,417
On-campus participating properties	28,534	26,348	26,166
Third-party development services	4,018	2,483	8,574
Third-party management services	7,669	7,514	6,893
Resident services	3,112	2,614	1,605
Total revenues	733,915	657,462	465,655

Operating expenses:
Wholly-owned properties	329,615	296,794	200,126
On-campus participating properties	11,290	11,049	11,073
Third-party development and management services	11,754	10,810	10,898
General and administrative	18,935	16,666	22,965
Depreciation and amortization	197,495	184,988	110,499
Ground/facility leases	7,397	5,402	4,248
Provision for real estate impairment	2,443	—	—
Total operating expenses	578,929	525,709	359,809

Operating income	154,986	131,753	105,846

Nonoperating income and (expenses):
Interest income	4,168	3,005	1,756
Interest expense	(90,362)	(78,028)	(54,518)
Amortization of deferred financing costs	(5,918)	(5,608)	(4,425)
Loss from disposition of real estate	(368)	—	—
Income from unconsolidated joint ventures	—	—	444
Other nonoperating income (expense)	186	(2,666)	411
Total nonoperating expenses	(92,294)	(83,297)	(56,332)

Income before income taxes and discontinued operations	62,692	48,456	49,514
Income tax provision	(1,308)	(1,020)	(725)
Income from continuing operations	61,384	47,436	48,789
Discontinued operations:
(Loss) income attributable to discontinued operations	(123)	4,824	8,728
Loss from early extinguishment of debt	—	(332)	(1,591)
Gain from disposition of real estate	2,843	55,263	4,312
Total discontinued operations	2,720	59,755	11,449
Net income	64,104	107,191	60,238
Net income attributable to noncontrolling interests
Redeemable noncontrolling interests	(913)	(1,359)	(847)
Partially owned properties	(352)	(1,188)	(2,755)
Net income attributable to noncontrolling interests	(1,265)	(2,547)	(3,602)
Net income attributable to common shareholders	$62,839	$104,644	$56,636
Other comprehensive (loss) income
Change in fair value of interest rate swaps	(4,859)	5,226	(3,301)
Comprehensive income	$57,980	$109,870	$53,335
Income per share attributable to common shareholders – basic
Income from continuing operations per share	$0.56	$0.43	$0.53
Net income per share	$0.59	$0.99	$0.66
Income per share attributable to common shareholders – diluted
Income from continuing operations per share	$0.56	$0.42	$0.52
Net income per share	$0.58	$0.98	$0.65
Weighted-average common shares outstanding:
Basic	105,032,155	104,760,502	84,711,584
Diluted	105,711,420	105,382,320	85,309,451

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands, except share data)

	Common Shares	Par Value of Common Shares	Additional Paid in Capital	Accumulated Earnings and Dividends	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
Equity, December 31, 2011	72,759,546	$725	$1,664,416	$(286,565)	$(3,360)	$28,583	$1,403,799
Net proceeds from sale of common stock	31,702,306	317	1,334,590	—	—	—	1,334,907
Adjustments to reflect redeemable noncontrolling interests at fair value	—	—	(1,958)	—	—	—	(1,958)
Amortization of restricted stock awards	—	—	5,279	—	—	—	5,279
Vesting of restricted stock awards and restricted stock units	114,903	—	(2,023)	—	—	—	(2,023)
Distributions to common and restricted stockholders	—	—	—	(117,592)	—	—	(117,592)
Distributions to noncontrolling interests - partially owned properties	—	—	—	—	—	(2,665)	(2,665)
Conversion of operating partnership units to common stock	88,457	1	1,216	—	—	—	1,217
Change in fair value of interest rate swaps	—	—	—	—	(3,301)	—	(3,301)
Net income	—	—	—	56,636	—	2,755	59,391
Equity, December 31, 2012	104,665,212	1,043	3,001,520	(347,521)	(6,661)	28,673	2,677,054
Adjustments to reflect redeemable noncontrolling interests at fair value	—	—	12,534	—	—	—	12,534
Amortization of restricted stock awards	—	—	6,423	—	—	—	6,423
Vesting of restricted stock awards and restricted stock units	116,105	—	(2,869)	—	—	—	(2,869)
Distributions to common and restricted stockholders	—	—	—	(149,461)	—	—	(149,461)
Distributions to noncontrolling interests - partially owned properties	—	—	—	—	—	(789)	(789)
Increase in ownership of consolidated joint venture	—	—	—	—	—	(24,908)	(24,908)
Contributions by noncontrolling partners	—	—	—	—	—	1,500	1,500
Conversion of operating partnership units to common stock	1,500	—	23	—	—	—	23
Change in fair value of interest rate swaps	—	—	—	—	5,226	—	5,226
Net income	—	—	—	104,644	—	1,188	105,832
Equity, December 31, 2013	104,782,817	1,043	3,017,631	(392,338)	(1,435)	5,664	2,630,565
Adjustments to reflect redeemable noncontrolling interests at fair value	—	—	(8,200)	—	—	—	(8,200)
Amortization of restricted stock awards	—	—	6,816	—	—	—	6,816
Vesting of restricted stock awards and restricted stock units	133,910	6	(2,004)	—	—	—	(1,998)
Distributions to common and restricted stockholders	—	—	—	(158,487)	—	—	(158,487)
Distributions to noncontrolling interests - partially owned properties	—	—	—	—	—	(287)	(287)
Conversion of operating partnership units to common stock	52,269	1	601	—	—	—	602
Net proceeds from sale of common stock	2,206,240	22	87,696	—	—	—	87,718
Change in fair value of interest rate swaps	—	—	—	—	(4,859)	—	(4,859)
Amortization of interest rate swap terminations	—	—	—	—	222	—	222
Net income	—	—	—	62,839	—	352	63,191
Equity, December 31, 2014	107,175,236	$1,072	$3,102,540	$(487,986)	$(6,072)	$5,729	$2,615,283

 See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2014	2013	2012
Operating activities
Net income	$64,104	$107,191	$60,238
Adjustments to reconcile net income to net cash provided by operating activities:
Gain from disposition of real estate	(2,475)	(55,263)	(4,312)
Gain from insurance settlement	(186)	—	—
Loss from early extinguishment of debt	—	332	1,591
Loss on remeasurement of equity method investments	—	—	122
Impairment of real estate	2,443	—	—
Depreciation and amortization	197,542	187,475	116,490
Amortization of deferred financing costs and debt premiums/discounts	(6,769)	(8,288)	1,316
Share-based compensation	7,164	6,625	5,350
Income from unconsolidated joint ventures	—	—	(444)
Income tax provision	1,308	1,020	725
Amortization of interest rate swap terminations	222	—	—
Changes in operating assets and liabilities:
Restricted cash	1,507	3,263	(1,041)
Student contracts receivable, net	(959)	4,621	(8,733)
Other assets	(12,632)	(15,072)	11,458
Accounts payable and accrued expenses	1,453	5,036	5,362
Other liabilities	7,176	9,738	7,009
Net cash provided by operating activities	259,898	246,678	195,131
Investing activities
Proceeds from disposition of properties	8,599	180,465	42,279
Proceeds from disposition of land	1,502	2,000	1,064
Cash paid for property acquisitions	(74,641)	(234,326)	(1,106,047)
Cash paid for land acquisitions	(3,627)	(25,649)	(29,353)
Capital expenditures for wholly-owned properties	(77,072)	(68,628)	(31,453)
Investments in wholly-owned properties under development	(257,177)	(281,490)	(322,751)
Capital expenditures for on-campus participating properties	(1,953)	(1,618)	(2,141)
Investment in on-campus participating property under development	(27,668)	(15,476)	—
Investment in loans receivable	—	(60,888)	(2,000)
Proceeds from loans receivable	2,984	—	4,000
Change in restricted cash related to capital reserves	1,623	(1,461)	(129)
Decrease (increase) in escrow deposits for real estate investments	894	(970)	405
Proceeds from insurance settlement	758	636	—
Purchase of corporate furniture, fixtures and equipment	(3,457)	(2,594)	(1,436)
Net cash used in investing activities	(429,235)	(509,999)	(1,447,562)
Financing activities
Proceeds from unsecured notes	399,444	398,636	—
Proceeds from sale of common stock	89,317	—	1,391,750
Offering costs	(1,340)	—	(56,320)
Pay-off of mortgage and construction loans	(178,002)	(82,066)	(137,529)
Proceeds from unsecured term loans	—	250,000	150,000
Proceeds from revolving credit facilities	615,900	609,055	638,000
Paydowns of revolving credit facilities	(611,850)	(732,605)	(665,000)
Proceeds from construction loans	28,109	15,833	75,392
Scheduled principal payments on debt	(16,015)	(15,323)	(11,575)
Costs associated with early extinguishment of debt	—	(332)	(1,591)
Debt issuance and assumption costs	(5,021)	(10,507)	(9,806)
Termination of forward starting interest rate swaps	(4,122)	—	—
Distributions to common and restricted stockholders	(158,487)	(149,461)	(117,592)
Distributions to noncontrolling partners	(2,285)	(2,612)	(4,111)
Redemption of common units for cash	—	—	(132)
Net cash provided by financing activities	155,648	280,618	1,251,486
Net change in cash and cash equivalents	(13,689)	17,297	(945)
Cash and cash equivalents at beginning of period	38,751	21,454	22,399
Cash and cash equivalents at end of period	$25,062	$38,751	$21,454
Supplemental disclosure of non-cash investing and financing activities
Loans assumed in connection with property acquisitions	$—	$(107,250)	$(645,823)
Issuance of common units in connection with property acquisitions	$—	$(3,451)	$(15,000)
Change in fair value of derivative instruments, net	$(740)	$5,226	$(3,301)
Supplemental disclosure of cash flow information
Interest paid	$113,251	$100,305	$66,599
Income taxes paid	$1,066	$668	$466

 See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)

	December 31, 2014	December 31, 2013
Assets

Investments in real estate:
Wholly-owned properties, net	$5,308,707	$5,199,008
Wholly-owned properties held for sale	131,014	14,408
On-campus participating properties, net	94,128	73,456
Investments in real estate, net	5,533,849	5,286,872

Cash and cash equivalents	25,062	38,751
Restricted cash	31,937	35,451
Student contracts receivable, net	10,145	9,238
Other assets	233,755	227,728

Total assets	$5,834,748	$5,598,040

Liabilities and capital

Liabilities:
Secured mortgage, construction and bond debt	$1,331,914	$1,507,216
Secured agency facility	—	87,750
Unsecured notes	798,305	398,721
Unsecured term loans	600,000	600,000
Unsecured revolving credit facility	242,500	150,700
Accounts payable and accrued expenses	70,629	65,088
Other liabilities	121,645	110,036
Total liabilities	3,164,993	2,919,511

Commitments and contingencies (Note 17)

Redeemable limited partners	54,472	47,964

Capital:
Partners’ capital:
General partner - 12,222 OP units outstanding at both December 31, 2014 and 2013	100	111
Limited partner - 107,163,014 and 104,770,595 OP units outstanding at December 31, 2014 and 2013, respectively	2,615,526	2,626,225
Accumulated other comprehensive loss	(6,072)	(1,435)
Total partners’ capital	2,609,554	2,624,901
Noncontrolling interests – partially owned properties	5,729	5,664
Total capital	2,615,283	2,630,565

Total liabilities and capital	$5,834,748	$5,598,040

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except unit and per unit data)

	Year Ended December 31,
	2014	2013	2012
Revenues:
Wholly-owned properties	$690,582	$618,503	$422,417
On-campus participating properties	28,534	26,348	26,166
Third-party development services	4,018	2,483	8,574
Third-party management services	7,669	7,514	6,893
Resident services	3,112	2,614	1,605
Total revenues	733,915	657,462	465,655

Operating expenses:
Wholly-owned properties	329,615	296,794	200,126
On-campus participating properties	11,290	11,049	11,073
Third-party development and management services	11,754	10,810	10,898
General and administrative	18,935	16,666	22,965
Depreciation and amortization	197,495	184,988	110,499
Ground/facility leases	7,397	5,402	4,248
Provision for real estate impairment	2,443	—	—
Total operating expenses	578,929	525,709	359,809

Operating income	154,986	131,753	105,846

Nonoperating income and (expenses):
Interest income	4,168	3,005	1,756
Interest expense	(90,362)	(78,028)	(54,518)
Amortization of deferred financing costs	(5,918)	(5,608)	(4,425)
Loss from disposition of real estate	(368)	—	—
Income from unconsolidated joint ventures	—	—	444
Other nonoperating income (expense)	186	(2,666)	411
Total nonoperating expenses	(92,294)	(83,297)	(56,332)

Income before income taxes and discontinued operations	62,692	48,456	49,514
Income tax provision	(1,308)	(1,020)	(725)
Income from continuing operations	61,384	47,436	48,789
Discontinued operations:
(Loss) income attributable to discontinued operations	(123)	4,824	8,728
Loss from early extinguishment of debt	—	(332)	(1,591)
Gain from disposition of real estate	2,843	55,263	4,312
Total discontinued operations	2,720	59,755	11,449
Net income	64,104	107,191	60,238
Net income attributable to noncontrolling interests – partially owned properties	(352)	(1,188)	(2,755)
Net income attributable to American Campus Communities Operating Partnership, L.P.	63,752	106,003	57,483
Series A preferred units distributions	(178)	(182)	(183)
Net income available to common unitholders	$63,574	$105,821	$57,300
Other comprehensive (loss) income
Change in fair value of interest rate swaps	(4,859)	5,226	(3,301)
Comprehensive income	$58,715	$111,047	$53,999
Income per unit attributable to common unitholders – basic
Income from continuing operations per unit	$0.56	$0.43	$0.53
Net income per unit	$0.59	$0.99	$0.66
Income per unit attributable to common unitholders – diluted
Income from continuing operations per unit	$0.56	$0.42	$0.52
Net income per unit	$0.58	$0.98	$0.65
Weighted-average common units outstanding:
Basic	106,245,664	105,919,394	85,663,475
Diluted	106,924,929	106,541,212	86,261,342

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL
(in thousands, except unit data)

					Accumulated	Noncontrolling
	General Partner		Limited Partner		Other	Interests –
	Units	Amount	Units	Amount	Comprehensive Loss	Partially Owned Properties	Total
Capital as of December 31, 2011	12,222	$125	72,747,324	$1,378,451	$(3,360)	$28,583	$1,403,799
Issuance of units in exchange for contributions of equity offering proceeds	—	—	31,702,306	1,334,907	—	—	1,334,907
Adjustments to reflect redeemable limited partners’ interest at fair value	—	—	—	(1,868)	—	—	(1,868)
Amortization of restricted stock awards	—	—	—	5,279	—	—	5,279
Vesting of restricted stock awards and restricted stock units	—	—	114,903	(2,023)	—	—	(2,023)
Distributions	—	(16)	—	(117,576)	—	—	(117,592)
Distributions to noncontrolling interests - partially owned properties	—	—	—	—	—	(2,665)	(2,665)
Conversion of operating partnership units to common stock	—	—	88,457	1,217	—	—	1,217
Redemption of common units	—	—	—	(90)	—	—	(90)
Change in fair value of interest rate swaps	—	—	—	—	(3,301)	—	(3,301)
Net income	—	7	—	56,629	—	2,755	59,391
Capital as of December 31, 2012	12,222	116	104,652,990	2,654,926	(6,661)	28,673	2,677,054
Adjustments to reflect redeemable limited partners’ interest at fair value	—	—	—	12,534	—	—	12,534
Amortization of restricted stock awards	—	—	—	6,423	—	—	6,423
Vesting of restricted stock awards and restricted stock units	—	—	116,105	(2,869)	—	—	(2,869)
Distributions	—	(17)	—	(149,444)	—	—	(149,461)
Distributions to noncontrolling interests - partially owned properties	—	—	—	—	—	(789)	(789)
Increase in ownership of consolidated joint venture	—	—	—	—	—	(24,908)	(24,908)
Contributions by noncontrolling partners	—	—	—	—	—	1,500	1,500
Conversion of operating partnership units to common stock	—	—	1,500	23	—	—	23
Change in fair value of interest rate swaps	—	—	—	—	5,226	—	5,226
Net income	—	12	—	104,632		1,188	105,832
Capital as of December 31, 2013	12,222	111	104,770,595	2,626,225	(1,435)	5,664	2,630,565
Adjustments to reflect redeemable limited partners’ interest at fair value	—	—	—	(8,200)	—	—	(8,200)
Amortization of restricted stock awards	—	—	—	6,816	—	—	6,816
Vesting of restricted stock awards and restricted stock units	—	—	133,910	(1,998)	—	—	(1,998)
Distributions	—	(18)	—	(158,469)	—	—	(158,487)
Distributions to noncontrolling interests - partially owned properties	—	—	—	—	—	(287)	(287)
Conversion of operating partnership units to common stock	—	—	52,269	602	—	—	602
Issuance of units in exchange for contributions of equity offering proceeds	—	—	2,206,240	87,718	—	—	87,718
Change in fair value of interest rate swaps	—	—	—	—	(4,859)	—	(4,859)
Amortization of interest rate swap terminations	—	—	—	—	222	—	222
Net income	—	7	—	62,832	—	352	63,191
Capital as of December 31, 2014	12,222	$100	107,163,014	$2,615,526	$(6,072)	$5,729	$2,615,283

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2014	2013	2012
Operating activities
Net income	$64,104	$107,191	$60,238
Adjustments to reconcile net income to net cash provided by operating activities:
Gain from disposition of real estate	(2,475)	(55,263)	(4,312)
Gain from insurance settlement	(186)	—	—
Loss from early extinguishment of debt	—	332	1,591
Loss on remeasurement of equity method investments	—	—	122
Impairment of real estate	2,443	—	—
Depreciation and amortization	197,542	187,475	116,490
Amortization of deferred financing costs and debt premiums/discounts	(6,769)	(8,288)	1,316
Share-based compensation	7,164	6,625	5,350
Income from unconsolidated joint ventures	—	—	(444)
Income tax provision	1,308	1,020	725
Amortization of interest rate swap terminations	222	—	—
Changes in operating assets and liabilities:
Restricted cash	1,507	3,263	(1,041)
Student contracts receivable, net	(959)	4,621	(8,733)
Other assets	(12,632)	(15,072)	11,458
Accounts payable and accrued expenses	1,453	5,036	5,362
Other liabilities	7,176	9,738	7,009
Net cash provided by operating activities	259,898	246,678	195,131
Investing activities
Proceeds from disposition of properties	8,599	180,465	42,279
Proceeds from disposition of land	1,502	2,000	1,064
Cash paid for property acquisitions	(74,641)	(234,326)	(1,106,047)
Cash paid for land acquisitions	(3,627)	(25,649)	(29,353)
Capital expenditures for wholly-owned properties	(77,072)	(68,628)	(31,453)
Investments in wholly-owned properties under development	(257,177)	(281,490)	(322,751)
Capital expenditures for on-campus participating properties	(1,953)	(1,618)	(2,141)
Investment in on-campus participating property under development	(27,668)	(15,476)	—
Investment in loans receivable	—	(60,888)	(2,000)
Proceeds from loans receivable	2,984	—	4,000
Change in restricted cash related to capital reserves	1,623	(1,461)	(129)
Decrease (increase) in escrow deposits for real estate investments	894	(970)	405
Proceeds from insurance settlement	758	636	—
Purchase of corporate furniture, fixtures and equipment	(3,457)	(2,594)	(1,436)
Net cash used in investing activities	(429,235)	(509,999)	(1,447,562)
Financing activities
Proceeds from unsecured notes	399,444	398,636	—
Proceeds from issuance of common units in exchange for contributions, net	87,977	—	1,335,430
Pay-off of mortgage and construction loans	(178,002)	(82,066)	(137,529)
Proceeds from unsecured term loans	—	250,000	150,000
Proceeds from revolving credit facilities	615,900	609,055	638,000
Paydowns of revolving credit facilities	(611,850)	(732,605)	(665,000)
Proceeds from construction loans	28,109	15,833	75,392
Scheduled principal payments on debt	(16,015)	(15,323)	(11,575)
Costs associated with early extinguishment of debt	—	(332)	(1,591)
Debt issuance and assumption costs	(5,021)	(10,507)	(9,806)
Termination of forward starting interest rate swaps	(4,122)	—	—
Distributions paid on unvested restricted stock awards	(1,076)	(927)	(848)
Distributions paid to common and preferred unitholders	(159,409)	(150,357)	(118,190)
Distributions paid to noncontrolling partners – partially owned properties	(287)	(789)	(2,665)
Redemption of common units for cash	—	—	(132)
Net cash provided by financing activities	155,648	280,618	1,251,486
Net change in cash and cash equivalents	(13,689)	17,297	(945)
Cash and cash equivalents at beginning of period	38,751	21,454	22,399
Cash and cash equivalents at end of period	$25,062	$38,751	$21,454
Supplemental disclosure of non-cash investing and financing activities
Loans assumed in connection with property acquisitions	$—	$(107,250)	$(645,823)
Issuance of common units in connection with property acquisitions	$—	$(3,451)	$(15,000)
Change in fair value of derivative instruments, net	$740	$5,226	$(3,301)
Supplemental disclosure of cash flow information
Interest paid	$113,251	$100,305	$66,599
Income taxes paid	$1,066	$668	$466

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

The general partner of ACCOP is American Campus Communities Holdings, LLC (“ACC Holdings”), an entity that is wholly-owned by ACC.  As of December 31, 2014, ACC Holdings held an ownership interest in ACCOP of less than 1%. The limited partners of ACCOP are ACC and other limited partners consisting of current and former members of management and nonaffiliated third parties.  As of December 31, 2014, ACC owned an approximate 98.8% limited partnership interest in ACCOP.  As the sole member of the general partner of ACCOP, ACC has exclusive control of ACCOP’s day-to-day management.  Management operates ACC and ACCOP as one business.  The management of ACC consists of the same members as the management of ACCOP.  ACC consolidates ACCOP for financial reporting purposes, and ACC does not have significant assets other than its investment in ACCOP.  Therefore, the assets and liabilities of ACC and ACCOP are the same on their respective financial statements.  References to the “Company,” “we,” “us” or “our” mean collectively ACC, ACCOP and those entities/subsidiaries owned or controlled by ACC and/or ACCOP.  References to the “Operating Partnership” mean collectively ACCOP and those entities/subsidiaries owned or controlled by ACCOP.  Unless otherwise indicated, the accompanying Notes to the Consolidated Financial Statements apply to both the Company and the Operating Partnership.

As of December 31, 2014, our property portfolio contained 169 properties with approximately 103,700 beds in approximately 33,700 apartment units.  Our property portfolio consisted of 145 owned off-campus student housing properties that are in close proximity to colleges and universities, 19 American Campus Equity (“ACE®”) properties operated under ground/facility leases with nine university systems and five on-campus participating properties operated under ground/facility leases with the related university systems.  Of the 169 properties, six were under development as of December 31, 2014, and when completed will consist of a total of approximately 4,000 beds in approximately 1,100 units.  Our communities contain modern housing units and are supported by a resident assistant system and other student-oriented programming, with many offering resort-style amenities.

Through one of ACC’s taxable REIT subsidiaries (“TRSs”), we also provide construction management and development services, primarily for student housing properties owned by colleges and universities, charitable foundations, and others.  As of December 31, 2014, also through one of ACC’s TRSs, we provided third-party management and leasing services for 35 properties that represented approximately 27,000 beds in approximately 10,600 units.  Third-party management and leasing services are typically provided pursuant to management contracts that have initial terms that range from one to five years.  As of December 31, 2014, our total owned and third-party managed portfolio included 204 properties with approximately 130,700 beds in approximately 44,300 units.

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

Recent Accounting Pronouncements

In January 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2015-01 (“ASU 2015-01”) ASU 2015-01 issues final guidance on the FASB's initiative to simplify income statement presentation by eliminating the concept of extraordinary items.  Under the guidance an entity will no longer be able to segregate an extraordinary item from the results of operations, separately present an extraordinary item on the income statement, or disclose income taxes or earnings-per-share data applicable to an extraordinary item.  The ASU is effective for all entities for reporting periods (including interim periods) beginning after December 15, 2015, and early adoption is permitted. The Company will adopt the guidance effective January 1, 2016 and the guidance is not anticipated to have a material impact on our consolidated financial statements or notes to our consolidated financial statements.

In May 2014, the FASB issued Accounting Standards Update 2014-09 (“ASU 2014-09”), "Revenue From Contracts With Customers (Topic 606)". ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The ASU is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. Entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard. ASU 2014-09 is effective for the Company at the beginning of its 2017 fiscal year; early adoption is not permitted. We are currently assessing the impact that this standard will have on our consolidated financial statements.

In April 2014, the FASB issued Accounting Standards Update 2014-08 ("ASU 2014-08"), “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360) - Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” ASU 2014-08 changes the threshold for disclosing discontinued operations and the related disclosure requirements, requiring only disposals representing a strategic shift, such as a major line of business, a major geographical area or a major equity investment, to be presented as a discontinued operation. If the disposal does qualify as a discontinued operation under ASU 2014-08, the Company will be required to provide expanded disclosures. The guidance will be applied prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date. ASU 2014-08 is effective for the Company beginning January 1, 2015 with early adoption permitted but only for disposals or classifications as held for sale which have not been reported in financial statements previously issued or available for issuance. While we have elected early adoption for our consolidated financial statements and footnote disclosures and believe future sales of our individual operating properties will no longer qualify as discontinued operations, the sale of Hawks Landing in February 2014 has continued to be presented in discontinued operations as the property was classified as held for sale in our consolidated financial statements as of December 31, 2013.

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

Project costs directly associated with the development and construction of an owned real estate project, which include interest, property taxes, and amortization of deferred finance costs, are capitalized as construction in progress.  Upon completion of the project, costs are transferred into the applicable asset category and depreciation commences.  Interest totaling approximately $8.8 million, $10.0 million and $9.8 million was capitalized during the years ended December 31, 2014, 2013 and 2012, respectively.  Amortization of deferred financing costs totaling approximately $-0-, $-0- and $0.2 million was capitalized as construction in progress during the years ended December 31, 2014, 2013 and 2012, respectively.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Management assesses whether there has been an impairment in the value of the Company’s investments in real estate whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Impairment is recognized when estimated expected future undiscounted cash flows are less than the carrying value of the property, or when it is probable that a property will be sold prior to the end of its estimated useful life, at which time an impairment charge is recognized for any excess of the carrying value of the property over the expected net proceeds from the disposal.  The estimation of expected future net cash flows is inherently uncertain and relies on assumptions regarding current and future economics and market conditions.  If such conditions change, then an adjustment to the carrying value of the Company’s long-lived assets could occur in the future period in which the conditions change.  To the extent that a property is impaired, the excess of the carrying amount of the property over its estimated fair value is charged to earnings. The Company believes that there were no impairments of the carrying values of its investments in real estate as of December 31, 2014.

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

We record the acquisition of undeveloped land parcels that do not meet the accounting criteria to be accounted for as business combinations at the purchase price paid and capitalize the associated acquisition costs.

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

Concurrent with this classification, the asset is recorded at the lower of cost or fair value less estimated selling costs, and depreciation ceases. As discussed in more detail in Note 6, prior to the sale of a wholly-owned property in September 2014, the Company reduced the property's carrying amount to its estimated fair value less estimated selling costs which resulted in an impairment charge.

Owned On-Campus Properties

Under its ACE program, the Company, as lessee, has entered into ground/facility lease agreements with nine university systems to finance, construct, and manage 19 student housing properties.  Two properties were under construction as of December 31, 2014 with one scheduled to open for occupancy in Fall 2015 and one in Fall 2016.  The terms of the leases, including extension options,

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

range from 30 to 85 years, and the lessor has title to the land and generally any improvements placed thereon.  The Company’s involvement in construction requires the lessor’s post construction ownership of the improvements to be treated as a sale with a subsequent leaseback by the Company.  However, these sale-leaseback transactions do not qualify for sale-leaseback accounting because of the Company’s continuing involvement in the constructed assets.  As a result of the Company’s continuing involvement, these leases are accounted for by the deposit method, in which the assets subject to the ground/facility leases are reflected at historical cost, less amortization, and the financing obligations are reflected at the terms of the underlying financing.

On-Campus Participating Properties

The Company has entered into ground and facility leases with three university systems and colleges to finance, construct, and manage five on-campus student housing facilities.  Under the terms of the leases, the lessor has title to the land and any improvements placed thereon.  With the exception of the Company's lease with West Virginia University, each lease terminates upon final repayment of the construction related financing, the amortization period of which is contractually stipulated. The Company's lease with West Virgina University has an initial term of 40 years with two 10-year extensions at the Company's option.  The Company’s involvement in construction requires the lessor’s post construction ownership of the improvements to be treated as a sale with a subsequent leaseback by the Company.  The sale-leaseback transaction has been accounted for as a financing, and as a result, any fee earned during construction is deferred and recognized over the term of the lease.  The resulting financing obligation is reflected at the terms of the underlying financing, i.e., interest is accrued at the contractual rates and principal reduces in accordance with the contractual principal repayment schedules.

The entities that own the on-campus participating properties are determined to be Variable Interest Entities (“VIEs”), with the Company being the primary beneficiary.  As such, the Company consolidates these properties for financial reporting purposes.

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

Loans Receivable

Loans held for investment are intended to be held to maturity and, accordingly, are carried at cost, net of unamortized loan purchase discounts, and net of an allowance for loan losses when such loan is deemed to be impaired.  Loan purchase discounts are amortized over the term of the loan.  The Company considers a loan impaired when, based upon current information and events, it is probable that it will be unable to collect all amounts due for both principal and interest according to the contractual terms of the loan agreement.  Management’s estimate of the collectability of principal and interest payments under the company’s loans receivable from CaPFA Capital Corp. 2000F (“CaPFA”), which mature in December 2040 and carry a balance of approximately $54.3 million as of December 31, 2014, are highly dependent on the future operating performance of the properties securing the loans.  As future economic conditions and/or market conditions at the properties change, management will continue to evaluate the collectability of such amounts. The Company believes there were no impairments of the carrying value of its loans receivable as of December 31, 2014. Loans receivable are included in other assets on the accompanying consolidated balance sheets.

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

In connection with the property acquisitions discussed in Note 5 herein, the Company capitalized approximately $0.9 million, $3.2 million and $18.6 million for the years December 31, 2014, 2013 and 2012, respectively, related to management’s estimate of the fair value of in-place leases assumed.  Amortization expense was approximately $2.4 million, $13.7 million and $6.8 million for the years ended December 31, 2014, 2013 and 2012, respectively.  Accumulated amortization at December 31, 2014 and 2013 was approximately $27.9 million and $25.5 million, respectively.  The value of in-place leases, net of amortization, is included in other assets on the accompanying consolidated balance sheets and the amortization of in-place leases is included in depreciation and amortization expense in the accompanying consolidated statements of comprehensive income.  See Note 5 herein for an expanded discussion of the property acquisitions completed during 2014, 2013 and 2012.

For acquired properties subject to an in-place property tax incentive arrangement, a portion of the purchase price is allocated to the present value of expected future property tax savings over the projected incentive arrangement period. Unamortized in-place property tax incentive arrangements as of December 31, 2014 and 2013 were approximately $36.7 million and $37.2 million, respectively, and are included in other assets on the accompanying consolidated balance sheets. Amortization of in-place property tax incentive arrangements is included in wholly-owned properties operating expense in the accompanying consolidated statements of comprehensive income. As of December 31, 2014, the remaining weighted average tax incentive arrangement period was 23.9 years.

Deferred Financing Costs

The Company defers financing costs and amortizes the costs over the terms of the related debt using the effective interest method.  Upon repayment of or in conjunction with a material change in the terms of the underlying debt agreement, any unamortized costs are charged to earnings.  Deferred financing costs at December 31, 2014 and 2013 were approximately $39.5 million and $37.8 million, respectively, and accumulated amortization at December 31, 2014 and 2013 was approximately $16.9 million and $14.2 million, respectively.  Deferred financing costs, net of amortization, are included in other assets on the accompanying consolidated balance sheets.

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

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Mortgage Debt - Premiums and Discounts

Mortgage debt premiums and discounts represent fair value adjustments to account for the difference between the stated rates and market rates of mortgage debt assumed in connection with the Company’s property acquisitions.  The mortgage debt premiums and discounts are amortized to interest expense over the term of the related mortgage loans using the effective-interest method.  The amortization of mortgage debt premiums and discounts resulted in a net decrease to interest expense of approximately $12.9 million, $14.0 million and $3.2 million for the years ended December 31, 2014, 2013 and 2012, respectively.  As of December 31, 2014 and 2013, net unamortized mortgage debt premiums were approximately $60.6 million and $74.6 million, respectively, and net unamortized mortgage debt discounts were approximately $0.9 million and $2.0 million, respectively.  Mortgage debt premiums and discounts are included in secured mortgage, construction and bond debt on the accompanying consolidated balance sheets and amortization of mortgage debt premiums and discounts is included in interest expense on the accompanying consolidated statements of comprehensive income.

Unsecured Notes - Original Issue Discount

In April 2013 and again in June 2014, the Company issued $400 million of senior unsecured notes (see Note 11) at 99.659 percent and 99.861 percent of par value, respectively, and recorded an original issue discount of approximately $1.4 million and $0.6 million, respectively. The total unamortized original issue discount was approximately $1.7 million and $1.3 million as of December 31, 2014 and 2013, respectively, and is included in unsecured notes on the accompanying consolidated balance sheets. Amortization of the original issue discounts of approximately $0.1 million for both of the years ended December 31, 2014 and 2013, and is included in interest expense on the accompanying consolidated statements of comprehensive income.

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

Allowances for receivables are established when management determines that collection of such receivables are doubtful. Management's determination of the adequacy of the allowances is based primarily on an analysis of the aging of receivables, historical bad debts, and current economic trends. When management has determined receivables to be uncollectible, which is typically after two years, they are removed as an asset with a corresponding reduction in the allowance for doubtful accounts.

The allowance for doubtful accounts is summarized as follows:

	Balance, Beginning of Period	Charged to Expense	Write-Offs	Balance, End of Period
Year ended December 31, 2012	$9,496	$6,472	$(5,366)	$10,602
Year ended December 31, 2013	$10,602	$9,871	$(4,547)	$15,926
Year ended December 31, 2014	$15,926	$10,894	$(7,109)	$19,711

Tenant Reimbursements

Reimbursements from tenants, consisting of amounts due from tenants for utilities, are recognized as revenue in the period the recoverable costs are incurred. Tenant reimbursements are recognized and recorded on a gross basis, as we are generally the primary obligor with respect to purchasing goods and services from third-party suppliers, have discretion in selecting the supplier, and have credit risk.

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

Pre-development expenditures such as architectural fees, permits and deposits associated with the pursuit of third-party and owned development projects are expensed as incurred, until such time that management believes it is probable that the contract will be executed and/or construction will commence.  Because the Company frequently incurs these pre-development expenditures before a financing commitment and/or required permits and authorizations have been obtained, the Company bears the risk of loss of these pre-development expenditures if financing cannot ultimately be arranged on acceptable terms or the Company is unable to successfully obtain the required permits and authorizations.  As such, management evaluates the status of third-party and owned projects that have not yet commenced construction on a periodic basis and expenses any deferred costs related to projects whose current status indicates the commencement of construction is unlikely and/or the costs may not provide future value to the Company in the form of revenues.  Such write-offs are included in third-party development and management services expenses (in the case of third-party development projects) or general and administrative expenses (in the case of owned development projects) on the accompanying consolidated statements of comprehensive income.  As of December 31, 2014, the Company has deferred approximately $2.5 million in pre-development costs related to third-party and owned development projects that have not yet commenced construction.  Such costs are included in other assets on the accompanying consolidated balance sheets.

Third-Party Management Services Revenue

Management fees are recognized when earned in accordance with each management contract.  Incentive management fees are recognized when the incentive criteria have been met. The Company evaluates the collectability of revenue earned from third-party management contracts and reserves any amounts deemed to be uncollectible based on the individual facts and circumstances of the projects and associated contracts.

Advertising Costs

Advertising costs are expensed during the period incurred, or as the advertising takes place, depending on the nature and term of the specific advertising arrangements.   Advertising expense approximated $14.2 million, $18.0 million and $10.8 million for the years ended December 31, 2014, 2013 and 2012, respectively.

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

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Share-Based Compensation

Compensation expense associated with share-based awards is recognized in our consolidated statements of comprehensive income based on the grant-date fair values. Compensation expense is recognized over the period during which the employee is required to provide service in exchange for the award, which is generally the vesting period.

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

The following potentially dilutive securities were outstanding for the years ended December 31, 2014, 2013 and 2012, but were not included in the computation of diluted earnings per share because the effects of their inclusion would be anti-dilutive.

	Year Ended December 31,
	2014	2013	2012
Common OP Units (Note 9)	1,213,509	1,158,892	951,891
Preferred OP Units (Note 9)	111,279	113,721	114,128
Total potentially dilutive securities	1,324,788	1,272,613	1,066,019

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of the elements used in calculating basic and diluted earnings per share:

	Year Ended December 31,
	2014	2013	2012
Numerator - basic and diluted earnings per share:
Income from continuing operations	$61,384	$47,436	$48,789
Income from continuing operations attributable to noncontrolling interests	(1,231)	(1,843)	(3,460)
Income from continuing operations attributable to common shareholders	60,153	45,593	45,329
Amount allocated to participating securities	(1,076)	(927)	(848)
Income from continuing operations attributable to common shareholders, net of amount allocated to participating securities	59,077	44,666	44,481

Income from discontinued operations	2,720	59,755	11,449
Income from discontinued operations attributable to noncontrolling interests	(34)	(704)	(142)
Income from discontinued operations attributable to common shareholders	2,686	59,051	11,307
Net income attributable to common shareholders	$61,763	$103,717	$55,788

Denominator:
Basic weighted average common shares outstanding	105,032,155	104,760,502	84,711,584
Unvested Restricted Stock Awards (Note 13)	679,265	621,818	597,867
Diluted weighted average common shares outstanding	105,711,420	105,382,320	85,309,451

Earnings per share – basic:
Income from continuing operations attributable to common shareholders, net of amount allocated to participating securities	$0.56	$0.43	$0.53
Income from discontinued operations attributable to common shareholders	$0.03	$0.56	$0.13
Net income attributable to common shareholders	$0.59	$0.99	$0.66
Earnings per share – diluted:
Income from continuing operations attributable to common shareholders, net of amount allocated to participating securities	$0.56	$0.42	$0.52
Income from discontinued operations attributable to common shareholders	$0.02	$0.56	$0.13
Net income attributable to common shareholders	$0.58	$0.98	$0.65
Distributions declared per common share	$1.50	$1.42	$1.35
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

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of the elements used in calculating basic and diluted earnings per unit:

	Year Ended December 31,
	2014	2013	2012
Numerator - basic and diluted earnings per unit:
Income from continuing operations	$61,384	$47,436	$48,789
Income from continuing operations attributable to noncontrolling interests - partially owned properties	(352)	(1,188)	(2,755)
Income from continuing operations attributable to Series A preferred units	(175)	(119)	(168)
Amount allocated to participating securities	(1,076)	(927)	(848)
Income from continuing operations attributable to common unitholders, net of amount allocated to participating securities	59,781	45,202	45,018

Income from discontinued operations	2,720	59,755	11,449
Income from discontinued operations attributable to Series A preferred units	(3)	(63)	(15)
Income from discontinued operations attributable to common unitholders	2,717	59,692	11,434
Net income attributable to common unitholders	$62,498	$104,894	$56,452

Denominator:
Basic weighted average common units outstanding	106,245,664	105,919,394	85,663,475
Unvested Restricted Stock Awards (Note 13)	679,265	621,818	597,867
Diluted weighted average common units outstanding	106,924,929	106,541,212	86,261,342

Earnings per unit – basic:
Income from continuing operations attributable to common unitholders, net of amount allocated to participating securities	$0.56	$0.43	$0.53
Income from discontinued operations attributable to common unitholders	$0.03	$0.56	$0.13
Net income attributable to common unitholders	$0.59	$0.99	$0.66
Earnings per unit – diluted:
Income from continuing operations attributable to common unitholders, net of amount allocated to participating securities	$0.56	$0.42	$0.52
Income from discontinued operations attributable to common unitholders	$0.02	$0.56	$0.13
Net income attributable to common unitholders	$0.58	$0.98	$0.65
Distributions declared per common unit	$1.50	$1.42	$1.35

4.     Income Taxes

As mentioned in Note 2, the Company qualifies as a REIT under the Code.  As a REIT, the Company is not subject to federal income tax as long as it distributes at least 90% of its taxable income to its shareholders each year.  Therefore, no provision for federal income taxes for the REIT has been included in the accompanying consolidated financial statements.  If the Company fails to qualify as a REIT, the Company will be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income and to federal income and excise taxes on its undistributed income. In addition, ACCOP is a flow-through entity and is not subject to federal income taxes at the entity level. Historically, the Company has incurred only state and local income, franchise and margin taxes.

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

	December 31,
	2014	2013
Deferred tax assets:
Fixed and intangible assets	$3,283	$3,461
Net operating loss carryforwards	6,552	5,786
Prepaid and deferred income	2,265	2,437
Bad debt reserves	687	716
Accrued expenses and other	3,770	2,759
Stock compensation	2,099	2,040
Total deferred tax assets	18,656	17,199
Valuation allowance for deferred tax assets	(18,415)	(16,916)
Deferred tax assets, net of valuation allowance	241	283

Deferred tax liability:
Deferred financing costs	241	283

Net deferred tax liabilities	$—	$—

Significant components of the Company’s income tax provision are as follows:

	Year Ended December 31,
	2014	2013	2012
Current:
Federal	$—	$—	$—
State	(1,308)	(1,020)	(725)
Deferred:
Federal	—	—	—
State	—	—	—
Total provision -- continuing operations	$(1,308)	$(1,020)	$(725)

TRS earnings subject to tax consisted of losses of approximately $3.2 million, $4.4 million and $1.1 million for the years ended December 31, 2014, 2013 and 2012, respectively.  The reconciliation of income tax attributable to continuing operations for the TRSs computed at the U.S. statutory rate to income tax provision is as follows:

	Year Ended December 31,
	2014	2013	2012
Tax benefit at U.S. statutory rates on TRS income subject to tax	$1,928	$2,060	$60
State income tax, net of federal income tax benefit	71	76	—
Effect of permanent differences and other	(72)	(76)	(46)
Increase in valuation allowance	(1,927)	(2,060)	(14)
TRS income tax provision	$—	$—	$—

At December 31, 2014, the TRSs had net operating loss carryforwards (“NOLs”) of approximately $21.1 million for income tax purposes that begin to expire in 2026.  These NOLs may be used to offset future taxable income generated by each of the respective TRSs.  Due to the various limitations to which the use of NOLs are subject, the Company has applied a valuation allowance to the NOLs given the likelihood that the NOLs will expire unused.  Of the NOLs, approximately $3.1 million may be credited directly to additional paid in capital should subsequent tax benefits be recognized.  The Company and its subsidiaries file income

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

tax returns in the U.S. federal jurisdiction and various states’ jurisdictions as required and, as of December 31, 2014, the 2013, 2012 and 2011 calendar tax years are subject to examination by the tax authorities.

The Company had no material unrecognized tax benefits for the years ended December 31, 2014, 2013 or 2012, and as of December 31, 2014, the Company does not expect to record any material unrecognized tax benefits. Because no material unrecognized tax benefits have been recorded, no related interest or penalties have been calculated.

A schedule of per share distributions the Company paid and reported to its shareholders, which is unaudited, is set forth in the following table:

	Year Ended December 31,
Tax Treatment of Distributions:	2014	2013	2012
Ordinary income	$0.9016	$0.7990	$0.8664
Long-term capital gain (1)	0.0107	0.5229	0.0388
Return of capital	0.5877	0.0956	0.4448
Total per common share outstanding	$1.5000	$1.4175	$1.3500

(1)	Unrecaptured Sec. 1250 gains of $0.0248, $0.2189 and $0.0360 were reported for the years ended December
31, 2014, 2013 and 2012, respectively.

5. Property Acquisitions

In October 2014, the Company acquired The Standard, a 190-unit, 610-bed wholly owned property located near the University of Georgia campus and in January 2014, the Company acquired the Boulder Outlook Hotel located near the University of Colorado campus. The hotel was operated by the seller until the fourth quarter 2014, at which point the Company began to abate and demolish the existing structure. Construction on a new 400-bed student housing facility is expected to commence in March 2015 and is scheduled to open for occupancy in August 2016. The total consideration for these two acquisitions was approximately $75.1 million.

Since their respective acquisition dates, the acquired properties discussed above contributed a combined $3.8 million of revenues for the year ended December 31, 2014.  These properties had combined net income of $0.3 million for the year ended December 31, 2014, which includes $0.8 million of acquisition-related costs such as broker fees, due diligence costs and legal and accounting fees that are included in wholly-owned properties operating expense on the accompanying consolidated statements of comprehensive income.

During 2013, the Company acquired six properties and an additional phase at an existing property comprised of 3,725 beds located in various markets throughout the country for approximately $322.2 million.
The following table summarizes the fair values of the assets acquired and liabilities assumed from the properties discussed above:

	2014	2013
Assets acquired:
Land	$13,469	$47,851
Buildings and improvements	54,163	243,498
Furniture, fixtures and equipment	3,637	9,694
Intangible and other assets	3,796	30,067
Total assets acquired	$75,065	$331,110

Liabilities assumed:
Mortgage debt	$—	$70,000	(1)
Other liabilities	—	8,927
Total liabilities assumed:	$—	$78,927
Net assets acquired	$75,065	$252,183

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)
Excludes $37.2 million of secured debt associated with a New Markets Tax Credit (“NMTC”) structure inherited from the seller of Cardinal Towne.  The net difference between the mortgage debt assumed and a $28.3 million loan receivable acquired in connection with the acquisition of Cardinal Towne is reflected in other liabilities in the preceding table.

During 2012, the Company acquired 40 properties comprised of 23,075 beds located in various markets throughout the country for approximately $1,774.8 million.

The acquired property’s results of operations have been included in the accompanying consolidated statements of comprehensive income since the respective acquisition closing dates.  The following pro forma information for the years ended December 31, 2014, 2013 and 2012, presents consolidated financial information for the Company as if the property acquisitions discussed above had occurred at the beginning of the earliest period presented.  The unaudited pro forma information is provided for informational purposes only and is not indicative of results that would have occurred or which may occur in the future:

	Year Ended December 31,
	2014	2013	2012
Total revenues	$733,915	$678,333	$608,691
Net income attributable to common shareholders	$62,839	$111,535	$89,642
Net income per share attributable to common shareholders, as adjusted - basic	$0.59	$1.06	$0.85
Net income per share attributable to common shareholders, as adjusted - diluted	$0.58	$1.05	$0.84

6. Property Dispositions and Discontinued Operations

Dispositions Subject to New Guidance for Discontinued Operations

As discussed in more detail in Note 2, due to a recent change in accounting guidance, the following property dispositions along with future disposals of individual operating properties or portfolios that do not represent a strategic shift in the Company’s operations will no longer qualify as discontinued operations and will be classified within income from continuing operations on the accompanying consolidated statements of comprehensive income for all periods presented.

The following seven wholly-owned properties were classified as held for sale on the accompanying consolidated balance sheet as of December 31, 2014, all of which were sold in January 2015 (see Note 20):

Property	Location	Primary University Served	Units	Beds
The Highlands	Reno, NV	University of Nevada at Reno	216	732
The View	Lincoln, NE	University of Nebraska	157	590
Chapel Ridge	Chapel Hill, NC	University of North Carolina	180	544
Chapel View	Chapel Hill, NC	University of North Carolina	224	358
The Village at Alafaya Club	Orlando, FL	University of Central Florida	228	839
University Place	Charlottesville, VA	University of Virginia	144	528
University Greens	Norman, OK	University of Oklahoma	156	516

Concurrent with this classification, these properties were recorded at the lower of cost or fair value less estimated selling costs.

In October 2014, the Company sold one building containing 20 beds at Campustown Rentals in Champaign, Illinois, and in September 2014 the Company sold The Enclave, a 480-bed wholly-owned property located near the campus of Bowling Green State University. The combined sales price was approximately $8.2 million, resulting in net proceeds of approximately $7.3 million. Prior to the sale of The Enclave, the Company recorded the property at the lower of cost or fair value less estimated selling costs, resulting in an impairment charge of approximately $2.4 million. The properties' operations along with the impairment charge and resulting loss on disposition of approximately $0.2 million are included within income from continuing operations on the accompanying consolidated statements of comprehensive income for the year ended December 31, 2014.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In addition, the Company disposed of two land parcels in 2014 for approximately $1.7 million, resulting in net proceeds of approximately $1.5 million and a loss on disposition of approximately $0.2 million, which is included within income from continuing operations on the accompanying consolidated statements of comprehensive income for the year ended December 31, 2014.

Dispositions Not Subject to New Guidance for Discontinued Operations

As discussed in more detail in Note 2, the operations for any properties sold during 2012 and 2013 along with any properties sold in 2014 that were classified as held for sale as of December 31, 2013, are not subject to the new accounting guidance for discontinued operations and have been presented in discontinued operations in the accompanying consolidated statements of comprehensive income.

In February 2014, the Company sold Hawks Landing, a 122-unit, 484-bed owned off-campus property located near the campus of Miami University of Ohio for a sales price of approximately $17.3 million, including the assumption of an existing $15.6 million mortgage loan by the purchaser, resulting in net proceeds of approximately $1.3 million. Because Hawks Landing was classified as held for sale as of December 31, 2013, the resulting gain on disposition of approximately $2.8 million is included in discontinued operations on the accompanying consolidated statements of comprehensive income for the year ended December 31, 2014.

In 2013, the Company sold six wholly-owned properties comprised of 4,079 beds for a combined sales price of approximately $184.2 million resulting in total proceeds of approximately $180.5 million. The combined gain on these dispositions of approximately $55.3 million is included in discontinued operations on the accompanying consolidated statements of comprehensive income for the year ended December 31, 2013.

In 2012, the Company sold three wholly-owned properties comprised of 1,584 beds for a combined sales price of approximately $54.1 million resulting in total proceeds of approximately $42.3 million.  The combined gain on these dispositions of approximately $4.3 million is included in discontinued operations on the accompanying consolidated statements of comprehensive income for the year ended December 31, 2012.

The properties discussed above are included in the wholly-owned properties segment (see Note 18).  The following is a summary of (loss) income attributable to discontinued operations for the periods presented:

	Year Ended December 31,
	2014	2013	2012
Total revenues	$279	$16,191	$30,144
Total operating expenses	(239)	(7,220)	(12,641)
Depreciation and amortization	—	(2,487)	(5,991)
Operating income	40	6,484	11,512
Total nonoperating expenses	(163)	(1,660)	(2,784)
Net (loss) income	$(123)	$4,824	$8,728

7. Investments in Wholly-Owned Properties

Wholly-owned properties consisted of the following:

	December 31,
	2014	2013
Land (1) (2)	$571,242	$575,944
Buildings and improvements (2)	4,937,345	4,759,879
Furniture, fixtures and equipment (2)	289,168	267,022
Construction in progress	185,414	121,923
	5,983,169	5,724,768
Less accumulated depreciation	(674,462)	(525,760)
Wholly-owned properties, net (3)	$5,308,707	$5,199,008

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)
The land balance above includes undeveloped land parcels with book values of approximately $40.6 million as of both December 31, 2014 and 2013. Also includes land totaling approximately $30.2 million and $39.4 million as of December 31, 2014 and 2013, respectively, related to properties under development.

(2)
Land, buildings and improvements and furniture, fixtures and equipment as of December 31, 2014 include $4.2 million, $27.6 million and $1.9 million, respectively, related to University Walk, a property located in Knoxville, Tennessee that serves students attending the University of Tennessee.  In July 2013, the Company entered into a purchase and contribution agreement with a private developer whereby the Company was obligated to purchase the property as long as the developer met certain construction completion deadlines and other closing conditions.  The property opened for operations in August 2014 and the Company purchased the property in February 2015. The entity was financed with an $8.8 million mezzanine loan from the Company, a $19 million construction loan from a third-party lender and a $1.5 million equity contribution from the developer. The Company was responsible for leasing, management, and initial operations of the project while the third-party developer was responsible for development of the property. The entity that owned University Walk was deemed to be a variable interest entity (“VIE”), and the Company was determined to be the primary beneficiary of the VIE.  As such, the assets and liabilities of the entity owning the property are included in the Company’s and the Operating Partnership’s consolidated financial statements.

(3)
The balance above excludes the net book value of seven wholly-owned properties classified as held for sale in the accompanying consolidated balance sheet as of December 31, 2014 (see Note 6). The properties were sold in January 2015 (see Note 20).

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

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On-campus participating properties are as follows:

			Historical Cost – December 31,
Lessor/University	Lease Commencement	Required Debt Repayment	2014	2013
Texas A&M University System / Prairie View A&M University (1)	2/1/1996	9/1/2023	$43,036	$42,288
Texas A&M University System / Texas A&M International	2/1/1996	9/1/2023	6,937	6,767
Texas A&M University System / Prairie View A&M University (2)	10/1/1999	8/31/2025	26,828	26,275
		8/31/2028
University of Houston System / University of Houston (3)	9/27/2000	8/31/2035	36,606	36,126
West Virginia University / West Virginia University (4)	7/16/2013	7/16/2045	43,636	19,249
			157,043	130,705
Less accumulated amortization			(62,915)	(57,249)
On-campus participating properties, net			$94,128	$73,456

(1)	Consists of three phases placed in service between 1996 and 1998.

(2)	Consists of two phases placed in service in 2000 and 2003.

(3)	Consists of two phases placed in service in 2001 and 2005.

(4)
This property commenced operations in August 2014. Due to our involvement in the construction of the facility, fees paid to the Company/lessee for development and construction management services during the construction period were deferred and amortized to revenue over the lease term.

9. Noncontrolling Interests

Operating Partnership

Partially-owned properties: As of December 31, 2014, the Operating Partnership consolidates three joint ventures that own and operate the University Village at Sweet Home, University Centre and Villas at Chestnut Ridge owned-off campus properties.  The portion of net assets attributable to the third-party partners in these joint ventures is classified as “noncontrolling interests - partially owned properties” within capital on the accompanying consolidated balance sheets of the Operating Partnership.  Accordingly, the third-party partners’ share of the income or loss of the joint ventures is reported on the consolidated statements of comprehensive income of the Operating Partnership as “net income attributable to noncontrolling interests – partially owned properties.”

As discussed in more detail in Note 7, the Company entered into a purchase and contribution agreement with a private developer whereby the Company was obligated to purchase the property (University Walk) as long as the developer met certain construction completion deadlines and other closing conditions.  The $1.5 million equity contribution from the developer is reflected as noncontrolling interests - partially owned properties within capital on the accompanying consolidated balance sheet of the Operating Partnership as of December 31, 2014.

OP Units:  For the portion of OP Units that the Operating Partnership is required, either by contract or securities law, to deliver registered common shares of ACC to the exchanging OP unit holder, or for which the Operating Partnership has the intent or history of exchanging such units for cash, we classify the units as “redeemable limited partners” in the mezzanine section of the consolidated balance sheets of the Operating Partnership.  The units classified as such include Series A preferred units as well as common units that are not held by ACC or ACC Holdings.  The value of redeemable limited partners on the consolidated balance sheets of the Operating Partnership is reported at the greater of fair value, which is based on the closing market value of the Company's common stock, or historical cost at the end of each reporting period.  Changes in the value from period to period are charged to limited partner’s capital on the consolidated statement of changes in capital of the Operating Partnership.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Below is a table summarizing the activity of redeemable limited partners for the years ended December 31, 2014 and 2013:

Balance, December 31, 2012	$57,534
Net income	1,359
Distributions	(1,823)
Redeemable limited partner units issued as consideration (see Note 12)	3,451
Conversion of redeemable limited partner units into shares of ACC common stock	(23)
Adjustments to reflect redeemable limited partner units at fair value	(12,534)
Balance, December 31, 2013	$47,964
Net income	913
Distributions	(1,998)
Conversion of redeemable limited partner units into shares of ACC common stock	(607)
Adjustments to reflect redeemable limited partner units at fair value	8,200
Balance, December 31, 2014	$54,472

During the year ended December 31, 2014, 50,000 common OP units and 2,269 Series A preferred units were converted into an equal number of shares of ACC’s common stock and during the year ended December 31, 2013, 1,500 Series A preferred units were converted into an equal number of shares of ACC’s common stock.  As of December 31, 2014 and 2013, approximately 1.2% and 1.3%, respectively, of the equity interests of the Operating Partnership was held by owners of common OP Units and Series A preferred units not held by ACC or ACC Holdings.

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

10. Investments in Unconsolidated Joint Ventures

As of December 31, 2014, the Company owned a noncontrolling interest in one unconsolidated joint venture that is accounted for utilizing the equity method of accounting. The Company discontinued applying the equity method in regards to its investment in this joint venture as a result of the Company’s share of losses exceeding its investment in the joint venture. Because the Company had not guaranteed any obligations of the investee and was not otherwise committed to provide further financial support to the investee, it therefore suspended recording its share of losses once the investment was reduced to zero. The Company also earns a fee for providing management services to this joint venture, which totaled approximately $1.3 million for the year ended December 31, 2014 and $1.6 million for each of the years ended December 31, 2013 and 2012, respectively.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Debt

A summary of the Company’s outstanding consolidated indebtedness, including unamortized debt premiums and discounts, is as follows:

	December 31,
	2014	2013
Debt secured by wholly-owned properties:
Mortgage loans payable:
Unpaid principal balance	$1,094,306	$1,300,371
Unamortized debt premiums	60,586	74,575
Unamortized debt discounts	(895)	(2,021)
	1,153,997	1,372,925
Construction loans payable (1)	63,637	44,638
	1,217,634	1,417,563
Debt secured by on-campus participating properties:
Mortgage loans payable	30,553	31,380
Bonds payable	39,785	42,440
Construction loan payable	43,942	15,833
	114,280	89,653
Total secured mortgage, construction and bond debt	1,331,914	1,507,216
Secured agency facility	—	87,750
Unsecured notes, net of unamortized original issue discount	798,305	398,721
Unsecured revolving credit facility	242,500	150,700
Unsecured term loans	600,000	600,000
Total debt	$2,972,719	$2,744,387

(1)
Construction loans payable as of December 31, 2014 includes $19.0 million related to a construction loan that partially financed the development and construction of University Walk, a VIE the Company is including in its consolidated financial statements (see Note 5). The creditor of this construction loan does not have recourse to the assets of the Company.

Mortgage and Construction Loans Payable

Mortgage loans payable generally feature either monthly interest and principal payments or monthly interest-only payments with balloon payments due at maturity.  For purposes of classification in the following table, variable rate mortgage loans subject to interest rate swaps are deemed to be fixed rate, due to the Company having effectively fixed the interest rate for the underlying debt instrument.  Construction loans payable generally feature monthly payments of interest only during the term of the loan and any accrued interest and outstanding borrowings become due at maturity.  Mortgage and construction loans payable, excluding debt premiums and discounts, consisted of the following as of December 31, 2014:

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

			As of December 31, 2014
	Principal Outstanding		Weighted	Weighted	Number of
	December 31,		Average	Average	Properties
	2014	2013	Interest Rate	Years to Maturity	Encumbered
Fixed Rate:
Mortgage loans payable (1)	$1,124,859	$1,331,751	5.21%	4.1 years	52
Construction loan payable (2)	43,942	15,833	3.85%	30.6 years	1
Variable Rate:
Construction loans payable (3)	63,637	44,638	1.99%	0.6 years	3
Total	$1,232,438	$1,392,222	4.99%	4.8 years	56

(1)	Fixed rate mortgage loans payable mature at various dates from February 2015 through November 2041 and carry interest rates ranging from 3.05% to 7.15%.

(2)	Interest rate is fixed for the first five years and variable for the remaining term of the loan.

(3)
Variable rate construction loans payable mature at various dates from May 2015 through December 2015 and carry interest rates based on LIBOR plus a spread, which translate into interest rates ranging from 1.61% to 2.91% at December 31, 2014. Includes a construction loan used to finance the development and construction of University Walk, a VIE the Company includes in its consolidated financial statements.

During the twelve months ended December 31, 2014, the following transactions occurred:

	Mortgage Loans Payable (1)	Construction Loans Payable
Balance, December 31, 2013	$1,404,305	$60,471
Additions:
Draws under advancing construction notes payable (2)	—	28,109
Draws under advancing construction notes payable (non-cash) VIEs (3)	—	18,999
Deductions:
Payoff of maturing mortgage notes payable (4)	(178,002)	—
Scheduled repayments of principal	(13,290)	—
Amortization of debt premiums and discounts	(12,863)	—
Property dispositions (5)	(15,600)	—
Balance, December 31, 2014	$1,184,550	$107,579

(1)	Balance includes unamortized debt premiums and discounts.

(2)
Represents draws from one construction loan used to finance the development and construction of an on-campus participating property located in Morgantown, West Virginia, which was completed and opened for occupancy in August 2014.

(3)
Represents draws from one construction loan used to finance the development and construction of University Walk, a VIE the Company includes in its consolidated financial statements. The seller/developer paid off this construction loan with proceeds from the Company's purchase of the property in February 2015 (see Note 20).

(4)
The Company paid off fixed rate mortgage debt secured by the following wholly-owned properties: University Commons, GrandMarc Seven Corners, Campustown Rentals, University Manor, RAMZ Apts on Broad, The Village on Sixth Avenue, The Enclave, Texan West Campus, The Castilian, The Outpost - San Antonio and CityParc at Fry Street.

(5)	In February 2014, the Company sold Hawks Landing, an owned off-campus property located near the campus of Miami University of Ohio (see Note 6).

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Bonds Payable

Three of the on-campus participating properties are 100% financed with outstanding project-based taxable bonds.  Under the terms of these financings, one of the Company’s special purpose subsidiaries publicly issued three series of taxable bonds and loaned the proceeds to three special purpose subsidiaries that each hold a separate leasehold interest.  The bonds encumbering the leasehold interests are non-recourse, subject to customary exceptions.  Although a default in payment by these special purpose subsidiaries could result in a default under one or more series of bonds, indebtedness of any of these special purpose subsidiaries is not cross-defaulted or cross-collateralized with indebtedness of the Company, the Operating Partnership or other special purpose subsidiaries.  Repayment of principal and interest on these bonds is insured by MBIA, Inc.  Interest and principal are paid semi-annually and annually, respectively, through maturity.  Covenants include, among other items, budgeted and actual debt service coverage ratios.  Bonds payable at December 31, 2014 consisted of the following:

			Principal	Weighted		Required
Series	Mortgaged Facilities Subject to Leases	Original	December 31, 2014	Average Rate	Maturity Date	Monthly Debt Service
1999	University Village-PVAMU/TAMIU	$39,270	$22,870	7.75%	September 2023	$302
2001	University College–PVAMU	20,995	13,825	7.57%	August 2025	158
2003	University College–PVAMU	4,325	3,090	6.09%	August 2028	28
	Total/weighted average rate	$64,590	$39,785	7.56%		$488

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

The Company also issued $400 million in senior unsecured notes in April 2013.  Interest on the notes is payable semi-annually on April 15 and October 15 and the notes will mature on April 15, 2023.  Net proceeds from the sale of the unsecured notes totaled approximately $394.4 million after deducting the underwriting discount and estimated offering expenses.  The Company used $321 million of the offering proceeds to pay down the outstanding balance on its revolving credit facility in full.

The terms of the unsecured notes include certain financial covenants that require the Operating Partnership to limit the amount of total debt and secured debt as a percentage of total asset value, as defined.  In addition, the Operating Partnership must maintain a minimum ratio of unencumbered asset value to unsecured debt, as well as a minimum interest coverage level.  As of December 31, 2014, the Company was in compliance with all such covenants.

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

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Each loan bears interest at a variable rate, at the Company’s option, based upon a base rate or one-, two-, three- or six-month LIBOR, plus, in each case, a spread based upon the Company’s investment grade rating from either Moody’s Investor Services, Inc. or Standard & Poor’s Rating Group. As of December 31, 2014, the Term Loan II Facility bore interest at a variable rate of 1.67% per annum (0.17% + 1.50% spread). The Company has entered into multiple interest rate swap contracts with notional amounts totaling $350 million that effectively fix the interest rate to a weighted average annual rate of 0.88% on the outstanding balance of the Term Loan I Facility. Including the current spread of 1.50%, the all-in weighted average annual rate on the Term Loan I Facility was 2.38% at December 31, 2014. Refer to Note 14 for more information on the interest rate swap contracts mentioned above. Availability under the revolving credit facility is limited to an “aggregate borrowing base amount” equal to 60% of the value of the Company’s unencumbered properties, calculated as set forth in the unsecured credit facility.  Additionally, the Company is required to pay a facility fee of 0.25% per annum on the $500 million revolving credit facility.  As of December 31, 2014, the revolving credit facility bore interest at a weighted average annual rate of 1.72% (0.17% + 1.30% spread + 0.25% facility fee), and availability under the revolving credit facility totaled $257.5 million as of December 31, 2014.

The terms of the unsecured credit facility include certain restrictions and covenants, which limit, among other items, the incurrence of additional indebtedness, liens, and the disposition of assets.  The facility contains customary affirmative and negative covenants and also contains financial covenants that, among other things, require the Company to maintain certain minimum ratios of “EBITDA” (earnings before interest, taxes, depreciation and amortization) to fixed charges and total indebtedness.  The Company may not pay distributions that exceed a specified percentage of funds from operations, as adjusted, for any four consecutive quarters.  The financial covenants also include consolidated net worth and leverage ratio tests.  As of December 31, 2014, the Company was in compliance with all such covenants.

Secured Agency Facility

The Company borrowed funds from its $500 million unsecured revolving credit facility to pay off the outstanding balance on the secured agency facility on the scheduled maturity date of September 1, 2014.

Debt Maturities

The following table summarizes the stated debt maturities and scheduled amortization payments, excluding debt premiums and discounts, for each of the five years subsequent to December 31, 2014 and thereafter:

2015	$259,378	(1)
2016	199,836
2017	480,811
2018	416,607
2019	263,557
Thereafter	1,294,534
	$2,914,723

(1)
Includes $19.0 million used to finance the development and construction of University Walk, a VIE the Company includes in its consolidated financial statements. The seller/developer paid off this construction loan with proceeds from the Company's purchase of the property in February 2015 (see Note 20).

Payment of principal and interest were current at December 31, 2014.  Certain of the mortgage notes and bonds payable are subject to prepayment penalties.

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

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents activity under the Company’s ATM Equity Program since its inception:

Year Ended
December 31, 2014
Total net proceeds	$87,977
Commissions paid to sales agents	$1,340
Weighted average price per share	$40.48
Shares of common stock sold	2,206,240

The Company did not sell any shares under the ATM Equity Program in 2013. As of December 31, 2014, the Company had approximately $410.7 million available for issuance under its ATM Equity Program. Refer to Note 20 for a discussion of activity under the Company's ATM Equity Program subsequent to December 31, 2014.

Partners’ Capital – Operating Partnership

In connection with the ATM Equity Program discussed above, ACCOP issued a number of common OP units to ACC equivalent to the number of shares issued by ACC.

During the year ended December 31, 2014, 50,000 common OP units and 2,269 Series A preferred units were converted into an equal number of shares of ACC’s common stock.

13. Incentive Award Plan

In May 2010, the Company’s stockholders approved the American Campus Communities, Inc. 2010 Incentive Award Plan (the “Plan”).  The Plan provides for the grant of various stock-based incentive awards to selected employees and directors of the Company and the Company’s affiliates.  The types of awards that may be granted under the Plan include incentive stock options, nonqualified stock options, restricted stock awards (“RSAs”), restricted stock units (“RSUs”), profits interest units (“PIUs”) and other stock-based awards.  The Company has reserved a total of 1.7 million shares of the Company’s common stock for issuance pursuant to the Plan, subject to certain adjustments for changes in the Company’s capital structure, as defined in the Plan.  As of December 31, 2014, 1,154,393 shares were available for issuance under the Plan.

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

Upon reelection to the Board of Directors in May 2014, all members of the Company’s Board of Directors were granted RSUs in accordance with the Plan.  These RSUs were valued at $95,000 for the Chairman of the Board of Directors and at $71,500 for all other members.  The number of RSUs was determined based on the fair market value of the Company’s stock on the date of grant, as defined in the Plan.  All awards vested and settled immediately on the date of grant, and the Company delivered shares of common stock and cash, as determined by the Compensation Committee of the Board of Directors.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the Company’s RSUs under the Plan for the years ended December 31, 2014 and 2013 is presented below:

	Number of RSUs	Weighted-Average Grant Date Fair Value Per RSU
Outstanding at December 31, 2012	—	$—
Granted	10,265	44.09
Settled in common shares	(4,572)	44.09
Settled in cash	(5,693)	44.09
Outstanding at December 31, 2013	—	$—
Granted	15,457	38.54
Settled in common shares	(9,027)	38.54
Settled in cash	(6,430)	38.54
Outstanding at December 31, 2014	—	$—

The Company recognized expense of approximately $0.6 million, $0.5 million and $0.5 million for the years ended December 31, 2014, 2013 and 2012, respectively, reflecting the fair value of the RSUs issued on the date of grant.  The weighted-average grant-date fair value for each RSU granted during the year ended December 31, 2012 was $45.04.

Restricted Stock Awards

The Company awards RSAs to its executive officers and certain employees that generally vest in equal annual installments over a five year period.  Unvested awards are forfeited upon the termination of an individual’s employment with the Company under specified circumstances.  Recipients of RSAs receive dividends, as declared by the Company’s Board of Directors, on unvested shares, provided that the recipient continues to be employed by the Company.  A summary of the Company’s RSAs under the Plan for the years ended December 31, 2014 and 2013 is presented below:

	Number of RSAs	Weighted-Average Grant Date Fair Value Per RSA
Nonvested balance at December 31, 2012	575,668	$32.40
Granted	232,966	47.64
Vested	(111,533)	29.64
Forfeited (1)	(94,910)	32.15
Nonvested balance at December 31, 2013	602,191	$38.84
Granted	292,526	34.52
Vested	(124,883)	34.00
Forfeited (1)	(160,320)	36.75
Nonvested balance at December 31, 2014	609,514	$38.31

(1) Includes shares withheld to satisfy tax obligations upon vesting.

The fair value of RSA’s is calculated based on the closing market value of the Company’s common stock on the date of grant.  The fair value of these awards is amortized to expense over the vesting periods, which amounted to approximately $6.8 million, $6.4 million and $5.3 million for the years ended December 31, 2014, 2013 and 2012, respectively.  The weighted-average grant date fair value for each RSA granted and forfeited during the year ended December 31, 2012 was $41.37 and $28.34, respectively.

The total fair value of RSAs vested during the year ended December 31, 2014, was approximately $7.2 million.  Additionally, as of December 31, 2014, the Company had approximately $17.3 million of total unrecognized compensation cost related to these RSAs, which is expected to be recognized over a remaining weighted-average period of 3.1 years.

Per the provisions of the Plan, an employee becomes retirement eligible when (i) the sum of an employee’s full years of service (a minimum of 120 contiguous full months) and the employee’s age on the date of termination (a minimum of 50 years of age) equals or exceeds 70 years (hereinafter referred to as the “Rule of 70”); (ii) the employee gives at least six months prior written

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

notice to the Company of his or her intention to retire; and (iii) the employee enters into a noncompetition agreement and a general release of all claims in a form that is reasonably satisfactory to the Company.  As of December 31, 2014, three employees have met the Rule of 70 and a total of 154,690 unvested RSAs are held by such employees.  Once the other two conditions of retirement eligibility are met, the shares held by these employees will be subject to accelerated vesting.

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

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements.  To accomplish this objective, the Company primarily uses interest rate swaps and forward starting swaps as part of its interest rate risk management strategy.  Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.  Forward starting swaps are used to protect the Company against adverse fluctuations in interest rates by reducing its exposure to variability in cash flows relating to interest payments on a forecasted issuance of debt. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in other comprehensive income (outside of earnings) and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. Ineffectiveness resulting from the derivative instruments summarized below was immaterial for the years ended December 31, 2014, 2013 and 2012.

The following table summarizes the Company’s outstanding interest rate swap contracts as of December 31, 2014:

Hedged Debt Instrument	Effective Date	Maturity Date	Pay Fixed Rate	Receive Floating Rate Index	Current Notional Amount	Fair Value
Cullen Oaks mortgage loan (1)	Feb 18, 2014	Feb 15, 2021	2.275%	LIBOR – 1 month	$15,198	$(427)
Cullen Oaks mortgage loan (1)	Feb 18, 2014	Feb 15, 2021	2.275%	LIBOR – 1 month	15,355	(431)
Term Loan I Facility	Feb 2, 2012	Jan 2, 2017	0.8695%	LIBOR – 1 month	125,000	(307)
Term Loan I Facility	Feb 2, 2012	Jan 2, 2017	0.88%	LIBOR – 1 month	100,000	(266)
Term Loan I Facility	Feb 2, 2012	Jan 2, 2017	0.8875%	LIBOR – 1 month	62,500	(177)
Term Loan I Facility	Feb 2, 2012	Jan 2, 2017	0.889%	LIBOR – 1 month	62,500	(178)
Park Point mortgage loan	Nov 1, 2013	Oct 5, 2018	1.545%	LIBOR – 1 month	70,000	(520)
				Total	$450,553	$(2,306)

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

In March 2014, the Company entered into two forward starting interest rate swap contracts with notional amounts totaling $200 million designated to hedge the Company's exposure to increasing interest rates related to interest payments on an anticipated issuance of unsecured notes. As discussed in Note 11, in connection with the issuance of unsecured notes in June 2014, the

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company terminated both swap contracts resulting in payments to both counterparties totaling approximately $4.1 million, which were recorded in accumulated other comprehensive loss and will be amortized to interest expense over the term of the unsecured notes. Amortization of the loss totaled approximately $0.2 million for the year ended December 31, 2014.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of December 31, 2014 and 2013:

	Asset Derivatives			Liability Derivatives
		Fair Value as of			Fair Value as of
Description	Balance Sheet Location	December 31, 2014	December 31, 2013	Balance Sheet Location	December 31, 2014	December 31, 2013

Interest rate swap contracts	Other assets	$—	$31	Other liabilities	$2,306	$1,466
Total derivatives designated as hedging instruments		$—	$31		$2,306	$1,466

15. Fair Value Disclosures

The following table presents information about the Company’s financial instruments measured at fair value on a recurring basis as of December 31, 2014 and 2013, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.  In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities the Company has the ability to access.  Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.  Level 2 inputs include quoted prices for similar assets and liabilities in active markets and inputs other than quoted prices observable for the asset or liability, such as interest rates and yield curves observable at commonly quoted intervals.  Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

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

Disclosures concerning financial instruments measured at fair value are as follows:

	Fair Value Measurements as of
	December 31, 2014				December 31, 2013
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Derivative financial instruments	$—		$—	$—	$—	$31	$—	$31
Liabilities:
Derivative financial instruments	$—	$2,306	$—	$2,306	$—	$1,466	$—	$1,466
Mezzanine:
Redeemable noncontrolling interests (Company)/Redeemable limited partners (Operating Partnership)	$—	$54,472	$—	$54,472	$—	$47,964	$—	$47,964

The Company uses derivative financial instruments, specifically interest rate swaps and forward starting swaps for nontrading purposes.  The Company uses interest rate swaps to manage interest rate risk arising from previously unhedged interest payments associated with variable rate debt and forward starting swaps to reduce exposure to variability in cash flows relating to interest payments on forecasted issuances of debt.  Through December 31, 2014, derivative financial instruments were designated and qualified as cash flow hedges.  Derivative contracts with positive net fair values inclusive of net accrued interest receipts or payments are recorded in other assets.  Derivative contracts with negative net fair values, inclusive of net accrued interest payments or receipts, are recorded in other liabilities.  The valuation of these instruments is determined using widely accepted valuation

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

techniques including discounted cash flow analysis on the expected cash flows of each derivative.  This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves.  The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts).  The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.

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

Although the Company has determined the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparty.  However, as of December 31, 2014 and 2013, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivative financial instruments.  As a result, the Company has determined each of its derivative valuations in its entirety is classified in Level 2 of the fair value hierarchy.

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

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below contains the estimated fair value and related carrying amounts for the Company’s financial instruments as of December 31, 2014 and 2013:

	December 31, 2014		December 31, 2013
	Estimated Fair Value	Carrying Amount	Estimated Fair Value	Carrying Amount
Assets:
Loans receivable	$47,092	$54,260	$49,154	$51,192
Liabilities:
Unsecured notes	$802,943	$798,305	$372,420	$398,721
Mortgage loans	$1,182,501	$1,184,550	$1,382,773	$1,404,305
Bonds payable	$45,176	$39,785	$44,908	$42,440

16. Lease Commitments

The Company as lessee has entered into ground/facility lease agreements with university systems and other third parties for the purpose of financing, constructing and operating student housing properties.  Under the terms of the ground/facility leases, the lessor typically receives annual minimum rent during the earlier years and variable rent based upon the operating performance of the property during the latter years.  The Company records rent under the straight-line method over the term of the lease and any difference between the straight-line rent amount and amount payable under the lease terms is recorded as prepaid or deferred rent.  As of December 31, 2014 and 2013, prepaid ground rent totaled approximately $1.8 million and $2.3 million, respectively, and is included in other assets on the accompanying consolidated balance sheets. Straight-lined rental amounts are capitalized during the construction period and expensed upon the commencement of operations.  Under these ground/facility leases, the Company recognized rent expense of approximately $6.2 million, $5.0 million and $2.8 million for the years end December 31, 2014, 2013 and 2012, respectively, and capitalized rent of approximately $1.4 million, $1.1 million and $1.3 million for the years end December 31, 2014, 2013 and 2012, respectively.

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

Rental expense under the operating lease agreements discussed above totaled approximately $7.8 million, $6.5 million and $4.1 million for the years ended December 31, 2014, 2013 and 2012, respectively. There were no capital lease obligations outstanding as of December 31, 2014. Future minimum commitments over the life of all leases subsequent to December 31, 2014 are as follows:

Operating
2015	$6,692
2016	7,217
2017	7,069
2018	6,978
2019	6,715
Thereafter	234,138
Total minimum lease payments	$268,809

17. Commitments and Contingencies

Commitments

Construction Contracts: As of December 31, 2014, the Company estimates additional costs to complete six wholly-owned development projects currently under construction to be approximately $203.3 million. The Company expects to fund this amount through a combination of cash flows generated from operations, draws under the Company's unsecured revolving credit facility, issuance of securities under the Company's ATM Equity Program and potential debt or equity offerings under the Company's automatic shelf registration statement.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Development-related Guarantees: For certain of its third-party development projects, the Company commonly provides alternate housing and project cost guarantees, subject to force majeure.  These guarantees are typically limited, on an aggregate basis, to the amount of the projects’ related development fees or a contractually agreed-upon maximum exposure amount.  Alternate housing guarantees typically expire five days after construction is complete and generally require the Company to provide substitute living quarters and transportation for students to and from the university if the project is not complete by an agreed-upon completion date.  Under project cost guarantees, the Company is responsible for the construction cost of a project in excess of an approved budget.   The budget consists primarily of costs included in the general contractors’ guaranteed maximum price contract (“GMP”).  In most cases, the GMP obligates the general contractor, subject to force majeure and approved change orders, to provide completion date guarantees and to cover cost overruns and liquidated damages.  In addition, the GMP is typically secured with payment and performance bonds.  Project cost guarantees expire upon completion of certain developer obligations, which are normally satisfied within one year after completion of the project. The Company’s estimated maximum exposure amount under the above guarantees is approximately $2.7 million as of December 31, 2014.

In the normal course of business, the Company enters into various development-related purchase commitments with parties that provide development-related goods and services.  In the event that the Company was to terminate development services prior to the completion of projects under construction, the Company could potentially be committed to satisfy outstanding purchase orders with such parties.  At December 31, 2014, management did not anticipate any material deviations from schedule or budget related to third-party development projects currently in progress.

In August 2013, the Company entered into an agreement to convey fee interest in a parcel of land, on which one of our student housing properties resides (University Crossings), to Drexel University (the “University”). Concurrent with the land conveyance, the Company as lessee entered into a ground lease agreement with the University as lessor for an initial term of 40 years, with three 10-year extensions, at the Company’s option. As part of the ground lease agreement, the Company committed to spend a minimum of $22.3 million in renovation and capital improvement costs over a five year period to improve the unit finishes, expand and improve amenity space and upgrade the exterior facade and other systems. As of December 31, 2014, the Company has spent approximately $11.2 million in renovations and capital improvements and anticipates spending an additional $24.7 million in 2015. In addition, the Company also agreed to convey the building and improvements to the University at an undetermined date in the future and to pay real estate transfer taxes not to exceed $2.4 million. The Company paid approximately $0.6 million in real estate transfer taxes upon the conveyance of land to the University leaving approximately $1.8 million to be paid by the Company upon the transfer of the building and improvements to the University.

In addition, in connection with certain property acquisitions, the Company has assumed the obligation to fund future infrastructure improvements located near the acquired properties.  Because the ultimate cost of such obligations was not determinable as of the property acquisition date, it is likely that such payments made by the Company will be expensed at such time the local municipalities decide to move forward with the projects.  As of December 31, 2014, the timing and amount of such obligations was not determinable and, as such, the Company has not accrued any liabilities associated with such payments.

Contingencies

Litigation:  The Company is subject to various claims, lawsuits and legal proceedings, as well as other matters that have not been fully resolved and that have arisen in the ordinary course of business.  While it is not possible to ascertain the ultimate outcome of such matters, management believes that the aggregate amount of such liabilities, if any, in excess of amounts provided or covered by insurance, will not have a material adverse effect on the consolidated financial position or results of operations of the Company.  However, the outcome of claims, lawsuits and legal proceedings brought against the Company is subject to significant uncertainty.  Therefore, although management considers the likelihood of such an outcome to be remote, the ultimate results of these matters cannot be predicted with certainty.

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

	Year Ended December 31,
	2014	2013	2012
Wholly-Owned Properties
Rental revenues and other income	$693,694	$621,117	$424,022
Interest income	1,079	152	40
Total revenues from external customers	694,773	621,269	424,062
Operating expenses before depreciation, amortization, ground/facility lease, and allocation of corporate overhead	(331,046)	(300,207)	(200,799)
Ground/facility leases	(4,196)	(2,956)	(2,148)
Interest expense	(42,906)	(45,401)	(32,624)
Operating income before depreciation, amortization and allocation of corporate overhead	$316,625	$272,705	$188,491
Depreciation and amortization	$189,424	$178,396	$104,205
Capital expenditures	$334,249	$350,118	$354,204
Total segment assets at December 31,	$5,604,358	$5,394,029	$4,958,314

On-Campus Participating Properties
Rental revenues and other income	$28,534	$26,348	$26,166
Interest income	3	16	16
Total revenues from external customers	28,537	26,364	26,182
Operating expenses before depreciation, amortization, ground/facility lease, and allocation of corporate overhead	(10,437)	(10,322)	(10,367)
Ground/facility lease	(3,201)	(2,446)	(2,100)
Interest expense	(5,131)	(5,463)	(5,671)
Operating income before depreciation, amortization and allocation of corporate overhead	$9,768	$8,133	$8,044
Depreciation and amortization	$5,688	$4,756	$4,644
Capital expenditures	$29,621	$17,094	$2,141
Total segment assets at December 31,	$110,017	$88,777	$72,922

Development Services
Development and construction management fees	$4,018	$2,483	$8,574
Operating expenses	(11,883)	(11,172)	(10,739)
Operating loss before depreciation, amortization and allocation of corporate overhead	$(7,865)	$(8,689)	$(2,165)
Total segment assets at December 31,	$1,530	$1,848	$1,804

Property Management Services
Property management fees from external customers	$7,669	$7,514	$6,893
Intersegment revenues	22,889	21,396	16,349
Total revenues	30,558	28,910	23,242
Operating expenses	(12,400)	(10,349)	(10,098)
Operating income before depreciation, amortization and allocation of corporate overhead	$18,158	$18,561	$13,144
Total segment assets at December 31,	$6,513	$7,033	$4,532

Reconciliations
Total segment revenues and other income	$757,886	$679,026	$482,060
Unallocated interest income earned on investments and corporate cash	3,086	2,837	1,700
Elimination of intersegment revenues	(22,889)	(21,396)	(16,349)
Total consolidated revenues, including interest income	$738,083	$660,467	$467,411
Segment operating income before depreciation, amortization and allocation of corporate overhead	$336,686	$290,710	$207,514
Depreciation and amortization	(203,413)	(190,596)	(114,924)
Net unallocated expenses relating to corporate interest and overhead	(67,956)	(48,992)	(43,931)
Income from unconsolidated joint ventures	—	—	444
Loss from disposition of real estate	(368)	—	—
Provision for real estate impairment	(2,443)	—	—
Other nonoperating income (expense)	186	(2,666)	411
Income tax provision	(1,308)	(1,020)	(725)
Income from continuing operations	$61,384	$47,436	$48,789

Total segment assets	$5,722,418	$5,491,687	$5,037,572
Unallocated corporate assets	112,330	106,353	81,390
Total assets at December 31,	$5,834,748	$5,598,040	$5,118,962

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19. Quarterly Financial Information (Unaudited)

American Campus Communities, Inc.

The information presented below represents the quarterly consolidated financial results of the Company for the years ended December 31, 2014 and 2013.  The results below differ from previously disclosed quarterly results due to certain reclassifications associated with discontinued operations during the periods presented.

	2014
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Total revenues	$183,183	$171,977	$181,936	$196,819	$733,915
Operating income	47,995	35,433	18,854	52,704	154,986

Income (loss) from continuing operations	26,147	13,731	(5,785)	27,291	61,384
Discontinued operations	2,720	—	—	—	2,720
Net income (loss)	28,867	13,731	(5,785)	27,291	64,104
Net income attributable to noncontrolling interests	(469)	(293)	(62)	(441)	(1,265)
Net income (loss) attributable to common shareholders	$28,398	$13,438	$(5,847)	$26,850	$62,839
Net income attributable to common shareholders per share - basic	$0.27	$0.13	$(0.06)	$0.25	$0.59	(1)
Net income attributable to common shareholders per share - diluted	$0.27	$0.12	$(0.06)	$0.25	$0.58	(1)

	2013
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Total revenues	$163,162	$153,212	$158,394	$182,694	$657,462
Operating income	41,684	26,000	15,101	48,968	131,753

Income (loss) from continuing operations	20,333	5,910	(5,222)	26,415	47,436
Discontinued operations	2,048	2,756	53,054	1,897	59,755
Net income	22,381	8,666	47,832	28,312	107,191
Net income attributable to noncontrolling interests	(791)	(617)	(656)	(483)	(2,547)
Net income attributable to common shareholders	$21,590	$8,049	$47,176	$27,829	$104,644
Net income attributable to common shareholders per share - basic	$0.20	$0.07	$0.45	$0.26	$0.99	(1)
Net income attributable to common shareholders per share - diluted	$0.20	$0.07	$0.45	$0.26	$0.98	(1)

(1)	Net income per share is computed independently for each of the periods presented. Therefore, the sum of quarterly net income per share amounts may not equal the total computed for the year.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

American Campus Communities Operating Partnership, L.P.

The information presented below represents the quarterly consolidated financial results of the Operating Partnership for the years ended December 31, 2014 and 2013.  The results below differ from previously disclosed quarterly results due to certain reclassifications associated with discontinued operations during the periods presented.

	2014
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Total revenues	$183,183	$171,977	$181,936	$196,819	$733,915
Operating income	47,995	35,433	18,854	52,704	154,986

Income (loss) from continuing operations	26,147	13,731	(5,785)	27,291	61,384
Discontinued operations	2,720	—	—	—	2,720
Net income (loss)	28,867	13,731	(5,785)	27,291	64,104
Net income attributable to noncontrolling interests	(88)	(88)	(81)	(95)	(352)
Series A preferred unit distributions	(45)	(45)	(44)	(44)	(178)
Net income (loss) attributable to common unitholders	$28,734	$13,598	$(5,910)	$27,152	$63,574
Net income attributable to common unitholders per unit - basic	$0.27	$0.13	$(0.06)	$0.25	$0.59	(1)
Net income attributable to common unitholders per unit - diluted	$0.27	$0.12	$(0.06)	$0.25	$0.58	(1)

	2013
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Total revenues	$163,162	$153,212	$158,394	$182,694	$657,462
Operating income	41,684	26,000	15,101	48,968	131,753

Income (loss) from continuing operations	20,333	5,910	(5,222)	26,415	47,436
Discontinued operations	2,048	2,756	53,054	1,897	59,755
Net income	22,381	8,666	47,832	28,312	107,191
Net income attributable to noncontrolling interests	(512)	(483)	(83)	(110)	(1,188)
Series A preferred unit distributions	(46)	(45)	(46)	(45)	(182)
Net income attributable to common unitholders	$21,823	$8,138	$47,703	$28,157	$105,821
Net income attributable to common unitholders per unit - basic	$0.20	$0.07	$0.45	$0.26	$0.99	(1)
Net income attributable to common unitholders per unit - diluted	$0.20	$0.07	$0.45	$0.26	$0.98	(1)

(1)	Net income per share is computed independently for each of the periods presented. Therefore, the sum of quarterly net income per share amounts may not equal the total computed for the year.

20. Subsequent Events

Distributions:  On January 28, 2015, the Company declared a fourth quarter 2014 distribution per share of $0.38 which was paid on February 20, 2015 to all common stockholders of record as of February 9, 2015.  At the same time, the Operating Partnership paid an equivalent amount per unit to holders of Common Units, as well as the quarterly cumulative preferential distribution to holders of Series A Preferred Units (see Note 9).

ATM Equity Program: Subsequent to December 31, 2014, the Company sold approximately 4.9 million shares under the ATM Equity Program for net proceeds of approximately $213.4 million after payment of approximately $3.3 million of commissions paid to sales agents.

Property Dispositions: In January 2015, the Company sold seven wholly-owned properties containing 4,107 beds for approximately $173.9 million. Refer to Note 6 for additional information about these properties.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property Acquisitions: In February 2015, the Company acquired University Walk, a 177-unit, 526-bed wholly-owned property located near the University of Tennessee campus and Park Point, a 66-unit, 226-bed wholly owned property located on the campus of Syracuse University, for approximately $59.8 million.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21. Schedule of Real Estate and Accumulated Depreciation

			Initial Cost			Total Costs
	Units	Beds	Land	Buildings and Improvements and Furniture, Fixtures and Equipment	Costs Capitalized Subsequent to Acquisition / Initial Development	Land	Buildings and Improvements and Furniture, Fixtures and Equipment	Total (1)	Accumulated Depreciation	Encumbrances (2)	Year Built
Wholly-Owned Properties
The Callaway House	173	538	$5,081	$20,499	$6,689	$5,081	$27,188	$32,269	$10,345	$—	1999
The Village at Alafaya Club (3)	228	839	3,787	21,851	3,049	3,787	24,900	28,687	10,176	—	1999
The Village at Science Drive	192	732	4,673	19,021	2,206	4,673	21,227	25,900	7,878	—	2000
University Village at Boulder Creek	82	309	1,035	16,393	1,518	1,035	17,911	18,946	6,514	—	2002
University Village - Fresno	105	406	929	15,553	703	929	16,256	17,185	5,377	—	2004
University Village - Temple	220	749	—	41,119	2,183	—	43,302	43,302	12,823	—	2004
University Village at Sweethome	269	828	2,473	34,626	1,518	2,473	36,144	38,617	10,783	—	2005
University Club Townhomes	216	736	4,665	23,103	5,420	4,665	28,523	33,188	10,141	—	2000/2002
College Club Townhomes	136	544	1,967	16,049	2,707	1,967	18,756	20,723	6,645	—	2001/2004
University Club Apartments	94	376	1,416	11,848	1,552	1,416	13,400	14,816	4,093	—	1999
The Estates	396	1,044	4,254	43,164	3,180	4,254	46,344	50,598	13,467	32,528	2002
City Parc at Fry Street	136	418	1,902	17,678	1,593	1,902	19,271	21,173	5,852	—	2004
Entrada Real	98	363	1,475	15,859	1,787	1,475	17,646	19,121	4,434	—	2000
University Village- Tallahassee	217	716	4,322	26,225	3,307	4,322	29,532	33,854	8,083	—	1990/91/92
Royal Village Gainesville	118	448	2,484	15,153	1,513	2,484	16,666	19,150	4,663	—	1996
Royal Lexington	94	364	2,848	12,783	5,068	2,848	17,851	20,699	4,345	—	1994
The Woods at Greenland	78	276	1,050	7,286	979	1,050	8,265	9,315	2,392	—	2001
Raiders Crossing	96	276	1,089	8,404	948	1,089	9,352	10,441	2,650	—	2002
Raiders Pass	264	828	3,877	32,445	2,821	3,877	35,266	39,143	9,269	—	2002
Aggie Station	156	450	1,634	18,821	1,182	1,634	20,003	21,637	5,151	—	2002
The Outpost- San Marcos	162	486	1,987	18,973	1,615	1,987	20,588	22,575	5,269	—	2004
The Outpost- San Antonio	276	828	3,262	36,252	1,645	3,262	37,897	41,159	9,473	—	2005
Callaway Villas	236	704	3,903	32,286	796	3,903	33,082	36,985	8,922	—	2006
The Village on Sixth Avenue	248	752	2,763	22,480	2,889	2,763	25,369	28,132	6,849	1,276	2000/2006
Newtown Crossing	356	942	7,013	53,597	1,484	7,013	55,081	62,094	13,771	28,283	2005/2007
Olde Towne University Square	224	550	2,277	24,614	1,128	2,277	25,742	28,019	7,039	18,311	2005
Peninsular Place	183	478	2,306	16,559	874	2,306	17,433	19,739	4,977	15,044	2005
University Centre	234	838	—	77,378	2,577	—	79,955	79,955	18,141	—	2007
Sunnyside Commons	68	161	6,933	768	473	6,933	1,241	8,174	381	—	1925/2001
Pirates Place Townhomes	144	528	1,159	9,652	2,139	1,159	11,791	12,950	3,006	4,833	1996
The Highlands (3)	216	732	4,821	24,822	1,884	4,821	26,706	31,527	6,147	—	2004
The Summit & Jacob Heights	258	930	2,318	36,464	1,310	2,318	37,774	40,092	7,506	30,623	2003
GrandMarc Seven Corners	186	440	4,491	28,807	1,652	4,491	30,459	34,950	6,108	—	2000
University Village- Sacramento	250	394	7,275	12,639	1,966	7,275	14,605	21,880	3,626	14,740	1979

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

			Initial Cost			Total Costs
	Units	Beds	Land	Buildings and Improvements and Furniture, Fixtures and Equipment	Costs Capitalized Subsequent to Acquisition / Initial Development	Land	Buildings and Improvements and Furniture, Fixtures and Equipment	Total (1)	Accumulated Depreciation	Encumbrances (2)	Year Built
Aztec Corner	180	606	$17,460	$32,209	$1,243	$17,460	$33,452	50,912	$6,442	$27,428	1995
University Crossings	260	1,016	—	47,830	18,276	—	66,106	66,106	11,408	—	1926/2003
Campus Corner	254	796	1,591	20,928	2,021	1,591	22,949	24,540	5,161	22,266	1997
Tower at Third	188	375	1,145	19,128	10,037	1,748	28,562	30,310	6,224	14,491	1973
University Manor	168	600	1,387	14,889	2,196	1,387	17,085	18,472	4,525	—	2002
Lakeside Apartments	244	776	2,347	22,999	3,096	2,347	26,095	28,442	6,294	14,100	1991
The Club	120	480	1,164	11,979	2,125	1,164	14,104	15,268	3,864	—	1989
The Edge- Orlando	306	930	6,053	37,802	3,769	6,053	41,571	47,624	8,982	—	1999
University Place (3)	144	528	2,794	15,639	1,784	2,794	17,423	20,217	3,948	—	2003
South View	240	960	3,492	41,760	4,065	3,492	45,825	49,317	10,440	18,918	1998
Stone Gate	168	672	2,929	28,164	2,286	2,929	30,450	33,379	6,938	14,264	2000
The Commons	132	528	2,173	17,786	3,188	2,173	20,974	23,147	4,815	4,156	1991
University Gables	168	648	1,309	13,148	2,423	1,309	15,571	16,880	4,502	—	2001
Willowtree Apartments and Towers	473	851	9,807	21,880	2,411	9,807	24,291	34,098	5,374	—	1968/1974
Abbott Place	222	654	1,833	18,313	2,499	1,833	20,812	22,645	5,390	17,850	1999
The Centre	232	700	1,804	19,395	1,824	1,804	21,219	23,023	5,045	19,875	2004
University Meadows	184	616	1,426	14,870	2,819	1,426	17,689	19,115	4,070	9,633	2001
Campus Way	194	680	1,581	21,845	2,703	1,581	24,548	26,129	5,840	15,375	1993
University Pointe	204	682	989	27,576	1,656	989	29,232	30,221	6,078	21,300	2004
University Trails	240	684	1,183	25,173	2,588	1,183	27,761	28,944	5,868	—	2003
Vista del Sol (ACE)	613	1,866	—	135,939	2,228	—	138,167	138,167	27,182	—	2008
Villas at Chestnut Ridge	196	552	2,756	33,510	613	2,756	34,123	36,879	6,886	—	2008
Barrett Honors College (ACE)	604	1,721	—	131,302	876	—	132,178	132,178	21,280	—	2009
Campus Trails	156	480	1,358	11,291	3,613	1,358	14,904	16,262	3,314	7,486	1991
Lions Crossing	204	696	4,453	32,824	1,952	4,453	34,776	39,229	4,553	—	1996
Nittany Crossing	204	684	4,337	31,920	2,631	4,337	34,551	38,888	4,518	—	1996
The View (3)	157	590	1,499	11,004	1,369	1,499	12,373	13,872	1,892	—	2003
Chapel Ridge (3)	180	544	4,244	30,792	1,004	4,244	31,796	36,040	3,977	—	2003
Chapel View (3)	224	358	2,161	16,062	944	2,161	17,006	19,167	2,235	9,690	1986
University Oaks	181	662	2,150	17,369	1,125	2,150	18,494	20,644	2,681	22,150	2004
Blanton Common	276	860	3,788	29,662	1,351	3,788	31,013	34,801	4,133	28,250	2005/2007
University Heights - Birmingham	176	528	1,387	8,236	1,198	1,387	9,434	10,821	1,831	—	2001
Burbank Commons	134	532	2,512	20,063	2,491	2,512	22,554	25,066	3,313	14,888	1995
University Crescent	192	612	3,548	28,403	1,876	3,548	30,279	33,827	4,281	24,150	1999
University Greens (3)	156	516	1,117	9,244	1,202	1,117	10,446	11,563	1,684	—	1999
The Edge - Charlotte	180	720	3,076	22,841	1,984	3,076	24,825	27,901	3,500	—	1999
University Walk	120	480	2,016	14,599	1,771	2,016	16,370	18,386	2,411	—	2002
Uptown Apartments	180	528	3,031	21,685	1,459	3,031	23,144	26,175	2,883	—	2004

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

			Initial Cost			Total Costs
	Units	Beds	Land	Buildings and Improvements and Furniture, Fixtures and Equipment	Costs Capitalized Subsequent to Acquisition / Initial Development	Land	Buildings and Improvements and Furniture, Fixtures and Equipment	Total (1)	Accumulated Depreciation	Encumbrances (2)	Year Built
Sanctuary Lofts	201	487	$2,960	$18,180	$2,885	$2,960	$21,065	24,025	$3,791	$—	2006
2nd Ave Centre	274	868	4,434	27,236	2,814	4,434	30,050	34,484	4,371	—	2008
Villas at Babcock	204	792	4,642	30,901	172	4,642	31,073	35,715	5,033	—	2011
Lobo Village (ACE)	216	864	—	42,490	358	—	42,848	42,848	4,750	—	2011
Villas on Sycamore	170	680	3,000	24,640	257	3,000	24,897	27,897	4,250	—	2011
University Village Northwest (ACE)	36	144	—	4,228	24	—	4,252	4,252	602	—	2011
Eagles Trail	216	792	608	19,061	3,304	608	22,365	22,973	2,729	—	2007
26 West	367	1,026	21,396	63,994	4,313	21,396	68,307	89,703	6,547	—	2008
The Varsity	258	901	11,605	108,529	1,457	11,605	109,986	121,591	9,439	—	2011
University Heights - Knoxville	204	636	1,625	12,585	3,373	1,625	15,958	17,583	1,845	—	1999
Avalon Heights	210	754	4,968	24,345	3,934	4,968	28,279	33,247	2,690	—	2002
University Commons	164	480	12,559	19,010	2,067	12,559	21,077	33,636	1,767	—	2003
The Block	669	1,555	22,270	141,430	7,126	22,270	148,556	170,826	9,346	—	2007/2008
University Pointe at College Station (ACE)	282	978	—	84,657	728	—	85,385	85,385	9,563	—	2012
Casas del Rio (ACE)	283	1,028	—	40,639	432	—	41,071	41,071	5,540	—	2012
The Suites (ACE)	275	550	—	27,080	110	—	27,190	27,190	3,052	20,756	2012
Hilltop Townhomes (ACE)	144	576	—	31,507	104	—	31,611	31,611	3,548	23,881	2012
U Club on Frey	114	456	3,300	18,182	79	3,300	18,261	21,561	2,449	—	2012
Campus Edge on UTA Boulevard	128	488	2,663	21,233	82	2,663	21,315	23,978	2,369	—	2012
U Club Townhomes on Marion Pugh	160	640	6,722	26,546	165	6,722	26,711	33,433	3,154	—	2012
Villas on Rensch	153	610	10,231	33,852	178	10,231	34,030	44,261	3,510	—	2012
The Village at Overton Park	163	612	5,262	29,374	165	5,262	29,539	34,801	3,326	—	2012
Casa de Oro (ACE)	109	365	—	12,362	23	—	12,385	12,385	1,515	—	2012
The Villas at Vista del Sol (ACE)	104	400	—	20,421	72	—	20,493	20,493	2,523	—	2012
Icon Plaza	56	253	6,292	65,857	2,854	6,292	68,711	75,003	4,259	—	2012
Chauncey Square	158	386	2,522	40,013	1,161	2,522	41,174	43,696	2,907	—	2007/2012
309 Green	110	416	5,351	49,987	1,771	5,351	51,758	57,109	3,451	31,906	2008
Lofts54	43	172	430	14,741	735	430	15,476	15,906	1,112	10,978	2008
Campustown Rentals	264	746	2,409	38,422	4,940	2,409	43,362	45,771	3,219	—	1920/1987
Campustown	452	1,217	1,818	77,894	2,104	1,818	79,998	81,816	5,340	41,365	1910/2004
Garnet River Walk	170	476	1,427	28,616	842	1,427	29,458	30,885	2,417	17,168	2006
River Mill	243	461	1,741	22,806	2,525	1,741	25,331	27,072	1,794	—	1972
Landmark	173	606	3,002	118,168	469	3,002	118,637	121,639	7,563	—	2012
922 Place	132	468	3,363	34,947	2,316	3,363	37,263	40,626	2,756	31,918	2009
Vintage & Texan West Campus	124	311	5,937	26,266	509	5,937	26,775	32,712	1,787	8,857	2009/2005
The Castilian	371	623	3,663	59,772	18,041	3,663	77,813	81,476	4,151	—	1967
Bishops Square	134	315	1,206	17,878	879	1,206	18,757	19,963	1,475	11,815	2002
Union	54	120	169	6,348	286	169	6,634	6,803	531	3,656	2007

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

			Initial Cost			Total Costs
	Units	Beds	Land	Buildings and Improvements and Furniture, Fixtures and Equipment	Costs Capitalized Subsequent to Acquisition / Initial Development	Land	Buildings and Improvements and Furniture, Fixtures and Equipment	Total (1)	Accumulated Depreciation	Encumbrances (2)	Year Built
The Retreat	187	780	$5,265	$46,236	$982	$5,265	$47,218	$52,483	$3,240	$—	2012
West 27th Place	161	475	13,900	76,720	678	13,900	77,398	91,298	4,647	39,519	2011
The Cottages of Durham	141	619	3,955	41,421	1,432	3,955	42,853	46,808	3,489	—	2012
The Province - Rochester	336	816	3,798	70,955	1,062	3,798	72,017	75,815	4,916	35,542	2010
The Province - Greensboro	219	696	2,226	48,567	486	2,226	49,053	51,279	3,350	29,000	2011
U Pointe Kennesaw	216	795	1,482	61,654	3,158	1,482	64,812	66,294	4,596	—	2012
The Province - Tampa	287	947	—	52,943	2,117	—	55,060	55,060	3,844	33,079	2009
The Lofts at Capital Garage	36	144	313	3,581	345	313	3,926	4,239	300	4,486	1920/2000
RAMZ Apts on Broad	88	172	785	12,303	354	785	12,657	13,442	843	—	2004
5 Twenty Four & 5 Twenty Five Angliana	376	1,060	—	60,448	772	—	61,220	61,220	4,308	26,319	2009/2011
The Province - Louisville	366	858	4,392	63,068	693	4,392	63,761	68,153	4,477	37,998	2009
The Province - Dayton	200	657	1,211	32,983	626	1,211	33,609	34,820	2,478	—	2009
The Lodges of East Lansing	364	1,049	6,472	89,231	826	6,472	90,057	96,529	5,441	30,699	2011/2013
The Cottages of Baton Rouge	382	1,290	6,524	113,912	4,682	6,524	118,594	125,118	7,814	63,760	2010/2011
U Club Cottages	105	308	1,744	22,134	569	1,744	22,703	24,447	1,736	15,881	2011
The Cottages of Columbia	145	513	2,695	27,574	1,138	2,695	28,712	31,407	2,099	20,029	2008
Forest Village and Woodlake	352	704	3,125	18,041	2,669	3,125	20,710	23,835	1,529	—	1982/1983
Grindstone Canyon	201	384	1,631	21,641	822	1,631	22,463	24,094	1,709	14,173	2003
25 Twenty	249	562	2,226	33,429	375	2,226	33,804	36,030	2,617	27,000	2011
University Edge	201	608	4,500	26,385	443	4,500	26,828	31,328	1,716	—	2012
Manzanita (ACE)	241	816	—	48,781	58	—	48,839	48,839	2,950	—	2013
The Callaway House Austin	219	753	—	61,550	170	—	61,720	61,720	3,417	—	2013
Chestnut Square (ACE)	220	861	—	99,106	1,614	—	100,720	100,720	4,938	—	2013
U Club on Woodward	112	448	6,703	21,654	164	6,703	21,818	28,521	1,295	—	2013
U Club Townhomes at Overton Park	112	448	7,775	21,483	63	7,775	21,546	29,321	1,288	—	2013
601 Copeland	81	283	1,457	27,133	140	1,457	27,273	28,730	1,321	—	2013
University View (ACE)	96	336	—	14,683	47	—	14,730	14,730	888	—	2013
The Townhomes at Newtown Crossing	152	608	7,745	32,074	117	7,745	32,191	39,936	1,487	—	2013
7th Street Station	82	309	9,792	16,472	233	9,792	16,705	26,497	902	—	2012
Park Point	300	924	7,827	73,495	2,073	7,827	75,568	83,395	3,153	70,000	2008
U Centre at Fry Street	194	614	2,902	47,700	568	2,902	48,268	51,170	1,750	—	2012
Cardinal Towne	255	545	6,547	53,809	283	6,547	54,092	60,639	1,791	37,250	2010/2011
The Plaza on University	364	1,313	23,987	84,763	602	23,987	85,365	109,352	1,228	—	2014
Stanworth Commons Phase I (ACE)	127	214	—	30,932	11	—	30,943	30,943	557	—	2014
U Club on Frey Phase II	102	408	5,403	18,691	9	5,403	18,700	24,103	292	—	2014
The Suites Phase II (ACE)	164	328	—	18,342	7	—	18,349	18,349	280	—	2014
U Centre at Northgate (ACE)	196	784	—	35,663	12	—	35,675	35,675	609	—	2014
University Walk (4)	177	526	4,229	29,456	32	4,229	29,488	33,717	429	19,000	2014

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

			Initial Cost			Total Costs
	Units	Beds	Land	Buildings and Improvements and Furniture, Fixtures and Equipment	Costs Capitalized Subsequent to Acquisition / Initial Development	Land	Buildings and Improvements and Furniture, Fixtures and Equipment	Total (1)	Accumulated Depreciation	Encumbrances (2)	Year Built
The Standard	190	610	$4,674	$57,310	$59	$4,674	$57,369	$62,043	$268	$—	2014
Properties Under Development (5)
The Summit at University City (ACE)	351	1,316	—	105,703	—	—	105,703	105,703	—	—	2015
2125 Franklin	192	734	8,299	34,665	—	8,299	34,665	42,964	—	—	2015
160 Ross	182	642	2,962	19,402	—	2,962	19,402	22,364	—	—	2015
U Club on Woodward Phase II	124	496	9,647	13,910	—	9,647	13,910	23,557	—	—	2015
Boulder, CO Development	100	400	9,289	1,737	—	9,289	1,737	11,026	—	—	2016
USC Health Sciences Campus (ACE)	178	456	—	4,817	—	—	4,817	4,817	—	—	2016
Undeveloped land parcels	—	—	40,636	—	—	40,636	—	40,636	—	—	N/A
Subtotal	31,574	98,575	$591,062	$5,273,984	$279,196	$591,665	$5,552,577	$6,144,242	$704,521	$1,157,943

On-Campus Participating Properties
University Village – PVAMU	612	1,920	$—	$36,506	$6,530	$—	43,036	43,036	$28,018	$19,836	1996/97/98
University College - PVAMU	756	1,470	—	22,650	4,178	—	26,828	26,828	15,071	16,915	2000/2003
University Village - TAMIU	84	250	—	5,844	1,093	—	6,937	6,937	4,508	3,034	1997
Cullen Oaks Phase I and II	411	879	—	33,910	2,696	—	36,606	36,606	14,594	30,553	2001/2005
College Park	224	567	—	43,634	2	—	43,636	43,636	724	43,942	2014
Subtotal	2,087	5,086	$—	$142,544	$14,499	$—	$157,043	$157,043	$62,915	$114,280

Total	33,661	103,661	$591,062	$5,416,528	$293,695	$591,665	$5,709,620	$6,301,285	$767,436	$1,272,223

(1)	Total aggregate costs for Federal income tax purposes is approximately $6,257.7 million.

(2)	Total encumbrances exclude net unamortized debt premiums of approximately $60.6 million and net unamortized debt discounts of approximately $0.9 million as of December 31, 2014.

(3)	These properties are classified as held for sale as of December 31, 2014 and were sold in January 2015 (see Note 20).

(4)
University Walk is a property that was subject to a pre-sale arrangement that we did not own as of December 31, 2014 but were obligated to purchase as long as the developer met certain construction deadlines and closing conditions. The property opened for operations in August 2014 and we purchased the property in February 2015. This property is consolidated for financial reporting purposes (see Note 7).

(5)	Initial costs represent construction costs incurred to date associated with the development of these properties. Year built represents the scheduled completion date.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The changes in the Company’s investments in real estate and related accumulated depreciation for each of the years ended December 31, 2014, 2013 and 2012 are as follows:

	For the Year Ended December 31,
	2014		2013		2012
	Wholly- Owned (1) (2)	On-Campus (4)	Wholly- Owned (1) (3)	On-Campus (4)	Wholly- Owned (1)	On-Campus (4)
Investments in Real Estate:
Balance, beginning of year	$5,742,971	$130,705	$5,267,845	$109,838	$3,089,267	$107,698
Acquisition of land for development	3,627	—	25,649	—	29,353	—
Acquisition of properties	71,269	—	288,191	—	1,847,366	—
Improvements and development expenditures	361,369	26,338	340,033	20,867	359,296	2,140
Write off of fully depreciated or damaged assets	(1,853)	—	(1,862)	—	—	—
Provision for real estate impairment	(2,443)	—	—	—	—	—
Disposition of real estate	(30,698)	—	(176,885)	—	(57,437)	—

Balance, end of year	$6,144,242	$157,043	$5,742,971	$130,705	$5,267,845	$109,838

Accumulated Depreciation:
Balance, beginning of year	$(529,555)	$(57,249)	$(396,469)	$(52,492)	$(300,210)	$(47,848)
Depreciation for the year	(182,756)	(5,666)	(162,230)	(4,757)	(103,306)	(4,644)
Write off of fully depreciated or damaged assets	1,281	—	1,862	—	—	—
Disposition of properties	6,509	—	27,282	—	7,047	—

Balance, end of year	$(704,521)	$(62,915)	$(529,555)	$(57,249)	$(396,469)	$(52,492)

(1)	Includes owned off-campus properties and owned on-campus properties.

(2)
The investments in real estate and accumulated depreciation balances include The Highlands, Chapel Ridge, Chapel View, University Place, The Village at Alafaya Club, The View and University Greens, which were classified as wholly-owned properties held for sale in the accompanying consolidated balance sheets as of December 31, 2014.

(3)
The investments in real estate and accumulated depreciation balances include Hawks Landing which was classified as a wholly-owned property held for sale in the accompanying consolidated balance sheets as of December 31, 2013.

(4)	Includes on-campus participating properties.