Form 10-Q
period 2015-06-30
AMERICAN CAMPUS COMMUNITIES INC; American Campus Communities Operating Partnership LP
filed 2015-08-06
CIK 1283630, 1357369

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015.

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

There were 112,318,741 shares of the American Campus Communities, Inc.’s common stock with a par value of $0.01 per share outstanding as of the close of business on July 31, 2015.

EXPLANATORY NOTE

This report combines the reports on Form 10-Q for the quarterly period ended June 30, 2015 of American Campus Communities, Inc. and American Campus Communities Operating Partnership, L.P.  Unless stated otherwise or the context otherwise requires, references to “ACC” mean American Campus Communities, Inc., a Maryland real estate investment trust (“REIT”), and references to “ACCOP” mean American Campus Communities Operating Partnership, L.P., a Maryland limited partnership.  References to the “Company,” “we,” “us” or “our” mean collectively ACC, ACCOP and those entities/subsidiaries owned or controlled by ACC and/or ACCOP.  References to the “Operating Partnership” mean collectively ACCOP and those entities/subsidiaries owned or controlled by ACCOP. The following chart illustrates the Company’s and the Operating Partnership’s corporate structure:

American Campus Communities, Inc.
(Limited Partner)
100.0%
American Campus Communities
Holdings, LLC.
(General Partner)
98.6%
less than 1%
American Campus Communities
Operating Partnership, L.P.
1.4%
Other Limited
Partners
Property Owning
Entities/Subsidiaries
Company
Operating
Partnership

The general partner of ACCOP is American Campus Communities Holdings, LLC (“ACC Holdings”), an entity that is wholly-owned by ACC. As of June 30, 2015, ACC Holdings held an ownership interest in ACCOP of less than 1%. The limited partners of ACCOP are ACC and other limited partners consisting of current and former members of management and nonaffiliated third parties.  As of June 30, 2015, ACC owned an approximate 98.6% limited partnership interest in ACCOP.  As the sole member of the general partner of ACCOP, ACC has exclusive control of ACCOP’s day-to-day management.  Management operates the Company and the Operating Partnership as one business. The management of ACC consists of the same members as the management of ACCOP. The Company is structured as an umbrella partnership REIT (“UPREIT”) and ACC contributes all net proceeds from its various equity offerings to the Operating Partnership. In return for those contributions, ACC receives a number of units of the Operating Partnership (“OP Units,” see definition below) equal to the number of common shares it has issued in the equity offering. Contributions of properties to the Company can be structured as tax-deferred transactions through the issuance of OP Units in the Operating Partnership. Based on the terms of ACCOP’s partnership agreement, OP Units can be exchanged for ACC’s common shares on a one-for-one basis. The Company maintains a one-for-one relationship between the OP Units of the Operating Partnership issued to ACC and ACC Holdings and the common shares issued to the public. The Company believes that combining the reports on Form 10-Q of ACC and ACCOP into this single report provides the following benefits:

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

FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2015
 TABLE OF CONTENTS

		PAGE NO.

PART I.

Item 1.	Consolidated Financial Statements of American Campus Communities, Inc. and Subsidiaries:

	Consolidated Balance Sheets as of June 30, 2015 (unaudited) and December 31, 2014	1

	Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2015 and 2014 (all unaudited)	2

	Consolidated Statement of Changes in Equity for the six months ended June 30, 2015 (unaudited)	3

	Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014 (all unaudited)	4

	Consolidated Financial Statements of American Campus Communities Operating Partnership, L.P. and Subsidiaries:

	Consolidated Balance Sheets as of June 30, 2015 (unaudited) and December 31, 2014	5

	Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2015 and 2014 (all unaudited)	6

	Consolidated Statement of Changes in Capital for the six months ended June 30, 2015 (unaudited)	7

	Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014 (all unaudited)	8

	Notes to Consolidated Financial Statements of American Campus Communities, Inc. and Subsidiaries and American Campus Communities Operating Partnership, L.P. and Subsidiaries (unaudited)	10

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	31

Item 3.	Quantitative and Qualitative Disclosure about Market Risk	45

Item 4.	Controls and Procedures	46

PART II.

Item 1.	Legal Proceedings	47

Item 1A.	Risk Factors	47

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	47

Item 3.	Defaults Upon Senior Securities	47

Item 4.	Mine Safety Disclosures	47

Item 5.	Other Information	47

Item 6.	Exhibits	48

SIGNATURES		49

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2015	December 31, 2014
	(Unaudited)
Assets

Investments in real estate:
Wholly-owned properties, net	$5,370,868	$5,308,707
Wholly-owned properties held for sale	26,498	131,014
On-campus participating properties, net	91,582	94,128
Investments in real estate, net	5,488,948	5,533,849

Cash and cash equivalents	8,765	25,062
Restricted cash	40,673	31,937
Student contracts receivable, net	8,052	10,145
Other assets	263,732	233,755

Total assets	$5,810,170	$5,834,748

Liabilities and equity

Liabilities:
Secured mortgage, construction and bond debt	$1,105,432	$1,331,914
Unsecured notes	798,389	798,305
Unsecured term loans	600,000	600,000
Unsecured revolving credit facility	229,400	242,500
Accounts payable and accrued expenses	68,185	70,629
Other liabilities	115,701	121,645
Total liabilities	2,917,107	3,164,993

Commitments and contingencies (Note 14)

Redeemable noncontrolling interests	62,091	54,472

Equity:
American Campus Communities, Inc. stockholders’ equity:
Common stock, $.01 par value, 800,000,000 shares authorized, 112,314,405 and 107,175,236 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	1,123	1,072
Additional paid in capital	3,323,010	3,102,540
Accumulated earnings and dividends	(490,368)	(487,986)
Accumulated other comprehensive loss	(6,891)	(6,072)
Total American Campus Communities, Inc. stockholders’ equity	2,826,874	2,609,554
Noncontrolling interests - partially owned properties	4,098	5,729
Total equity	2,830,972	2,615,283

Total liabilities and equity	$5,810,170	$5,834,748

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues
Wholly-owned properties	$167,468	$163,056	$347,366	$335,006
On-campus participating properties	5,704	4,735	14,904	12,923
Third-party development services	1,677	1,581	2,241	1,768
Third-party management services	2,324	1,997	4,325	3,982
Resident services	701	608	1,531	1,481
Total revenues	177,874	171,977	370,367	355,160

Operating expenses
Wholly-owned properties	77,251	76,034	156,261	151,842
On-campus participating properties	2,942	2,780	5,610	5,262
Third-party development and management services	3,952	2,720	6,999	5,506
General and administrative	5,738	4,978	10,581	9,352
Depreciation and amortization	51,578	48,450	102,229	96,625
Ground/facility leases	1,961	1,582	4,059	3,145
Total operating expenses	143,422	136,544	285,739	271,732

Operating income	34,452	35,433	84,628	83,428

Nonoperating income and (expenses)
Interest income	1,085	1,037	2,197	2,068
Interest expense	(20,586)	(20,989)	(42,574)	(42,079)
Amortization of deferred financing costs	(1,338)	(1,461)	(2,717)	(2,960)
Gain from disposition of real estate	3,790	—	48,042	—
Loss from early extinguishment of debt	(1,175)	—	(1,770)	—
Total nonoperating (expenses) income	(18,224)	(21,413)	3,178	(42,971)

Income before income taxes and discontinued operations	16,228	14,020	87,806	40,457
Income tax provision	(310)	(289)	(621)	(579)
Income from continuing operations	15,918	13,731	87,185	39,878
Discontinued operations:
Loss attributable to discontinued operations	—	—	—	(123)
Gain from disposition of real estate	—	—	—	2,843
Total discontinued operations	—	—	—	2,720
Net income	15,918	13,731	87,185	42,598
Net income attributable to noncontrolling interests
Redeemable noncontrolling interests	(246)	(205)	(993)	(586)
Partially owned properties	(92)	(88)	(415)	(176)
Net income attributable to noncontrolling interests	(338)	(293)	(1,408)	(762)
Net income attributable to ACC, Inc. and Subsidiaries common stockholders	$15,580	$13,438	$85,777	$41,836

Other comprehensive loss
Change in fair value of interest rate swaps	845	(4,877)	(1,023)	(5,870)
Comprehensive income	$16,425	$8,561	$84,754	$35,966

Income per share attributable to ACC, Inc. and Subsidiaries common stockholders - basic
Income from continuing operations per share	$0.14	$0.13	$0.76	$0.37
Net income per share	$0.14	$0.13	$0.76	$0.39

Income per share attributable to ACC, Inc. and Subsidiaries common stockholders - diluted
Income from continuing operations per share	$0.14	$0.12	$0.76	$0.37
Net income per share	$0.14	$0.12	$0.76	$0.39

Weighted-average common shares outstanding
Basic	112,308,114	104,918,131	111,635,345	104,870,167
Diluted	112,983,939	105,609,561	113,652,341	105,583,346

Distributions declared per common share	$0.40	$0.38	$0.78	$0.74

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(unaudited, in thousands, except share data)

	Common Shares	Par Value of Common Shares	Additional Paid in Capital	Accumulated Earnings and Dividends	Accumulated Other Comprehensive Loss	Noncontrolling Interests – Partially Owned Properties	Total
Equity, December 31, 2014	107,175,236	$1,072	$3,102,540	$(487,986)	$(6,072)	$5,729	$2,615,283
Adjustments to reflect redeemable noncontrolling interests at fair value	—	—	3,880	—	—	—	3,880
Amortization of restricted stock awards	—	—	3,976	—	—	—	3,976
Vesting of restricted stock awards and restricted stock units	128,321	1	(2,391)	—	—	—	(2,390)
Distributions to common and restricted stockholders	—	—	—	(88,159)	—	—	(88,159)
Distributions to noncontrolling interests - partially owned properties	—	—	—	—	—	(546)	(546)
Increase in ownership of consolidated subsidiary	—	—	(208)	—	—	(1,500)	(1,708)
Conversion of operating partnership units to common stock	77,183	1	2,579	—	—	—	2,580
Net proceeds from sale of common stock	4,933,665	49	212,634	—	—	—	212,683
Change in fair value of interest rate swaps	—	—	—	—	(1,023)	—	(1,023)
Amortization of interest rate swap terminations	—	—	—	—	204	—	204
Net income	—	—	—	85,777	—	415	86,192
Equity, June 30, 2015	112,314,405	$1,123	$3,323,010	$(490,368)	$(6,891)	$4,098	$2,830,972

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2015	2014
Operating activities
Net income	$87,185	$42,598
Adjustments to reconcile net income to net cash provided by operating activities:
Gains from disposition of real estate	(48,042)	(2,843)
Depreciation and amortization	101,855	96,672
Amortization of deferred financing costs and debt premiums/discounts	(2,980)	(3,347)
Share-based compensation	4,464	3,863
Income tax provision	621	579
Amortization of interest rate swap terminations	204	15
Changes in operating assets and liabilities:
Restricted cash	(3,445)	(2,315)
Student contracts receivable, net	1,213	268
Other assets	453	(4,921)
Accounts payable and accrued expenses	(13,951)	(14,338)
Other liabilities	(325)	(2,956)
Net cash provided by operating activities	127,252	113,275

Investing activities
Proceeds from disposition of properties	395,880	1,327
Proceeds from disposition of land	—	1,681
Cash paid for property acquisitions	(274,926)	(9,117)
Cash paid for land acquisitions	(12,190)	(2,962)
Capital expenditures for wholly-owned properties	(27,920)	(25,244)
Investments in wholly-owned properties under development	(109,536)	(124,044)
Capital expenditures for on-campus participating properties	(859)	(918)
Investment in on-campus participating property under development	—	(20,252)
Proceeds from loans receivable	—	2,984
Change in escrow deposits for investment transactions	(5,939)	1,532
Change in restricted cash related to capital reserves	2,433	2,295
Increase in ownership of consolidated subsidiary	(1,708)	—
Purchase of corporate furniture, fixtures and equipment	(4,142)	(2,295)
Net cash used in investing activities	(38,907)	(175,013)

Financing activities
Proceeds from unsecured notes	—	399,444
Proceeds from sale of common stock	216,666	—
Offering costs	(2,282)	—
Pay-off of mortgage and construction loans	(208,980)	(85,187)
Proceeds from revolving credit facilities	450,100	260,800
Pay downs of revolving credit facilities	(463,200)	(411,500)
Proceeds from construction loan	258	20,255
Scheduled principal payments on debt	(7,216)	(8,178)
Debt issuance and assumption costs	(196)	(4,852)
Termination of forward starting interest rate swaps	—	(4,122)
Distributions to common and restricted stockholders	(88,159)	(78,174)
Distributions to noncontrolling partners	(1,633)	(1,175)
Net cash (used in) provided by financing activities	(104,642)	87,311

Net change in cash and cash equivalents	(16,297)	25,573
Cash and cash equivalents at beginning of period	25,062	38,751
Cash and cash equivalents at end of period	$8,765	$64,324

Supplemental disclosure of non-cash investing and financing activities
Loans assumed in connection with property acquisitions	$(11,621)	$—
Issuance of common units in connection with property acquisitions	$(14,182)	$—
Change in fair value of derivative instruments, net	$(1,023)	$(1,748)
Supplemental disclosure of cash flow information
Interest paid	$46,739	$54,159

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)

	June 30, 2015	December 31, 2014
	(Unaudited)
Assets

Investments in real estate:
Wholly-owned properties, net	$5,370,868	$5,308,707
Wholly-owned properties held for sale	26,498	131,014
On-campus participating properties, net	91,582	94,128
Investments in real estate, net	5,488,948	5,533,849

Cash and cash equivalents	8,765	25,062
Restricted cash	40,673	31,937
Student contracts receivable, net	8,052	10,145
Other assets	263,732	233,755

Total assets	$5,810,170	$5,834,748

Liabilities and capital

Liabilities:
Secured mortgage, construction and bond debt	$1,105,432	$1,331,914
Unsecured notes	798,389	798,305
Unsecured term loans	600,000	600,000
Unsecured revolving credit facility	229,400	242,500
Accounts payable and accrued expenses	68,185	70,629
Other liabilities	115,701	121,645
Total liabilities	2,917,107	3,164,993

Commitments and contingencies (Note 14)

Redeemable limited partners	62,091	54,472

Capital:
Partners’ capital:
General partner – 12,222 OP units outstanding at both June 30, 2015 and December 31, 2014	99	100
Limited partner – 112,302,183 and 107,163,014 OP units outstanding at June 30, 2015 and December 31, 2014, respectively	2,833,666	2,615,526
Accumulated other comprehensive loss	(6,891)	(6,072)
Total partners’ capital	2,826,874	2,609,554
Noncontrolling interests - partially owned properties	4,098	5,729
Total capital	2,830,972	2,615,283

Total liabilities and capital	$5,810,170	$5,834,748

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands, except unit and per unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues
Wholly-owned properties	$167,468	$163,056	$347,366	$335,006
On-campus participating properties	5,704	4,735	14,904	12,923
Third-party development services	1,677	1,581	2,241	1,768
Third-party management services	2,324	1,997	4,325	3,982
Resident services	701	608	1,531	1,481
Total revenues	177,874	171,977	370,367	355,160

Operating expenses
Wholly-owned properties	77,251	76,034	156,261	151,842
On-campus participating properties	2,942	2,780	5,610	5,262
Third-party development and management services	3,952	2,720	6,999	5,506
General and administrative	5,738	4,978	10,581	9,352
Depreciation and amortization	51,578	48,450	102,229	96,625
Ground/facility leases	1,961	1,582	4,059	3,145
Total operating expenses	143,422	136,544	285,739	271,732

Operating income	34,452	35,433	84,628	83,428

Nonoperating income and (expenses)
Interest income	1,085	1,037	2,197	2,068
Interest expense	(20,586)	(20,989)	(42,574)	(42,079)
Amortization of deferred financing costs	(1,338)	(1,461)	(2,717)	(2,960)
Gain from disposition of real estate	3,790	—	48,042	—
Loss from early extinguishment of debt	(1,175)	—	(1,770)	—
Total nonoperating (expenses) income	(18,224)	(21,413)	3,178	(42,971)
Income before income taxes and discontinued operations	16,228	14,020	87,806	40,457
Income tax provision	(310)	(289)	(621)	(579)
Income from continuing operations	15,918	13,731	87,185	39,878
Discontinued operations:
Loss attributable to discontinued operations	—	—	—	(123)
Gain from disposition of real estate	—	—	—	2,843
Total discontinued operations	—	—	—	2,720
Net income	15,918	13,731	87,185	42,598
Net income attributable to noncontrolling interests – partially owned properties	(92)	(88)	(415)	(176)
Net income attributable to American Campus Communities Operating Partnership, L.P.	15,826	13,643	86,770	42,422
Series A preferred unit distributions	(44)	(45)	(88)	(90)
Net income available to common unitholders	$15,782	$13,598	$86,682	$42,332

Other comprehensive loss
Change in fair value of interest rate swaps	845	(4,877)	(1,023)	(5,870)
Comprehensive income	$16,627	$8,721	$85,659	$36,462

Income per unit attributable to common unitholders – basic
Income from continuing operations per unit	$0.14	$0.13	$0.76	$0.37
Net income per unit	$0.14	$0.13	$0.76	$0.39

Income per unit attributable to common unitholders – diluted
Income from continuing operations per unit	$0.14	$0.12	$0.76	$0.37
Net income per unit	$0.14	$0.12	$0.76	$0.39

Weighted-average common units outstanding
Basic	113,756,045	106,148,350	112,946,677	106,100,386
Diluted	114,431,870	106,839,780	113,652,341	106,813,565

Distributions declared per common unit	$0.40	$0.38	$0.78	$0.74

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN CAPITAL
(unaudited, in thousands, except unit data)

					Accumulated	Noncontrolling
					Other	Interests -
	General Partner		Limited Partner		Comprehensive	Partially Owned
	Units	Amount	Units	Amount	Loss	Properties	Total
Capital, December 31, 2014	12,222	$100	107,163,014	$2,615,526	$(6,072)	$5,729	$2,615,283
Adjustments to reflect redeemable limited partners’ interest at fair value	—	—	—	3,880	—	—	3,880
Amortization of restricted stock awards	—	—	—	3,976	—	—	3,976
Vesting of restricted stock awards and restricted stock units	—	—	128,321	(2,390)	—	—	(2,390)
Distributions	—	(10)	—	(88,149)	—	—	(88,159)
Distributions to noncontrolling interests - partially owned properties	—	—	—	—	—	(546)	(546)
Increase in ownership of consolidated subsidiary	—	—	—	(208)	—	(1,500)	(1,708)
Conversion of operating partnership units to common stock	—	—	77,183	2,580	—	—	2,580
Issuance of units in exchange for contributions of equity offering proceeds	—	—	4,933,665	212,683	—	—	212,683
Change in fair value of interest rate swaps	—	—	—	—	(1,023)	—	(1,023)
Amortization of interest rates swap terminations	—	—	—	—	204	—	204
Net income	—	9	—	85,768	—	415	86,192
Capital, June 30, 2015	12,222	$99	112,302,183	$2,833,666	$(6,891)	$4,098	$2,830,972

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2015	2014
Operating activities
Net income	$87,185	$42,598
Adjustments to reconcile net income to net cash provided by operating activities:
Gains from disposition of real estate	(48,042)	(2,843)
Depreciation and amortization	101,855	96,672
Amortization of deferred financing costs and debt premiums/discounts	(2,980)	(3,347)
Share-based compensation	4,464	3,863
Income tax provision	621	579
Amortization of interest rate swap terminations	204	15
Changes in operating assets and liabilities:
Restricted cash	(3,445)	(2,315)
Student contracts receivable, net	1,213	268
Other assets	453	(4,921)
Accounts payable and accrued expenses	(13,951)	(14,338)
Other liabilities	(325)	(2,956)
Net cash provided by operating activities	127,252	113,275

Investing activities
Proceeds from disposition of properties	395,880	1,327
Proceeds from disposition of land	—	1,681
Cash paid for property acquisitions	(274,926)	(9,117)
Cash paid for land acquisitions	(12,190)	(2,962)
Capital expenditures for wholly-owned properties	(27,920)	(25,244)
Investments in wholly-owned properties under development	(109,536)	(124,044)
Capital expenditures for on-campus participating properties	(859)	(918)
Investment in on-campus participating property under development	—	(20,252)
Proceeds from loans receivable	—	2,984
Decrease in escrow deposits for investment transactions	(5,939)	1,532
Change in restricted cash related to capital reserves	2,433	2,295
Increase in ownership of consolidated subsidiary	(1,708)	—
Purchase of corporate furniture, fixtures and equipment	(4,142)	(2,295)
Net cash used in investing activities	(38,907)	(175,013)

Financing activities
Proceeds from unsecured notes	—	399,444
Proceeds from issuance of common units in exchange for contributions, net	214,384	—
Pay-off of mortgage and construction loans	(208,980)	(85,187)
Proceeds from revolving credit facilities	450,100	260,800
Pay downs of revolving credit facilities	(463,200)	(411,500)
Proceeds from construction loan	258	20,255
Scheduled principal payments on debt	(7,216)	(8,178)
Debt issuance and assumption costs	(196)	(4,852)
Termination of forward starting interest rate swaps		(4,122)
Distributions paid on unvested restricted stock awards	(603)	(584)
Distributions paid to common and preferred unitholders	(88,643)	(78,591)
Distributions paid to noncontrolling partners - partially owned properties	(546)	(174)
Net cash (used in) provided by financing activities	(104,642)	87,311

Net change in cash and cash equivalents	(16,297)	25,573
Cash and cash equivalents at beginning of period	25,062	38,751
Cash and cash equivalents at end of period	$8,765	$64,324

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2015	2014
Supplemental disclosure of non-cash investing and financing activities
Loans assumed in connection with property acquisitions	$(11,621)	$—
Issuance of common units in connection with property acquisitions	$(14,182)	$—
Change in fair value of derivative instruments, net	$(1,023)	$(1,748)

Supplemental disclosure of cash flow information
Interest paid	$46,739	$54,159

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

The general partner of ACCOP is American Campus Communities Holdings, LLC (“ACC Holdings”), an entity that is wholly-owned by ACC.  As of June 30, 2015, ACC Holdings held an ownership interest in ACCOP of less than 1%. The limited partners of ACCOP are ACC and other limited partners consisting of current and former members of management and nonaffiliated third parties.  As of June 30, 2015, ACC owned an approximate 98.6% limited partnership interest in ACCOP.  As the sole member of the general partner of ACCOP, ACC has exclusive control of ACCOP’s day-to-day management.  Management operates ACC and ACCOP as one business.  The management of ACC consists of the same members as the management of ACCOP.  ACC consolidates ACCOP for financial reporting purposes, and ACC does not have significant assets other than its investment in ACCOP.  Therefore, the assets and liabilities of ACC and ACCOP are the same on their respective financial statements.  References to the “Company,” “we,” “us” or “our” mean collectively ACC, ACCOP and those entities/subsidiaries owned or controlled by ACC and/or ACCOP.  References to the “Operating Partnership” mean collectively ACCOP and those entities/subsidiaries owned or controlled by ACCOP.  Unless otherwise indicated, the accompanying Notes to the Consolidated Financial Statements apply to both the Company and the Operating Partnership.

As of June 30, 2015, our property portfolio contained 159 properties with approximately 96,400 beds in approximately 31,400 units.  Our property portfolio consisted of 134 owned off-campus student housing properties that are in close proximity to colleges and universities, 20 American Campus Equity (“ACE®”) properties operated under ground/facility leases with ten university systems and five on-campus participating properties operated under ground/facility leases with the related university systems.  Of the 159 properties, eight were under development as of June 30, 2015, and when completed will consist of a total of approximately 5,200 beds in approximately 1,400 units.  Our communities contain modern housing units and are supported by a resident assistant system and other student-oriented programming, with many offering resort-style amenities.

Through one of ACC’s taxable REIT subsidiaries (“TRSs”), we also provide construction management and development services, primarily for student housing properties owned by colleges and universities, charitable foundations, and others.  As of June 30, 2015, also through one of ACC’s TRSs, we provided third-party management and leasing services for 39 properties that represented approximately 30,400 beds in approximately 11,600 units.  Third-party management and leasing services are typically provided pursuant to management contracts that have initial terms that range from one to five years.  As of June 30, 2015, our total owned and third-party managed portfolio included 198 properties with approximately 126,800 beds in approximately 43,000 units.

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

In May 2014, the FASB issued Accounting Standards Update 2014-09 (“ASU 2014-09”), "Revenue From Contracts With Customers". ASU 2014-09 provides a single comprehensive revenue recognition model for contracts with customers (excluding certain contracts, such as lease contracts) to improve comparability within industries. ASU 2014-09 requires an entity to recognize revenue to reflect the transfer of goods or services to customers at an amount the entity expects to be paid in exchange for those goods and services and provide enhanced disclosures, all to provide more comprehensive guidance for transactions such as service revenue and contract modifications. ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017 and may be applied using either a full retrospective or modified approach upon adoption. The Company plans to adopt ASU 2014-09 as of January 1, 2018 and is currently evaluating the potential impact of the new standard on its consolidated financial statements.

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

Project costs directly associated with the development and construction of an owned real estate project, which include interest, property taxes, and amortization of deferred finance costs, are capitalized as construction in progress.  Upon completion of the project, costs are transferred into the applicable asset category and depreciation commences.  Interest totaling approximately $2.9 million and $2.7 million was capitalized during the three months ended June 30, 2015 and 2014, respectively, and $5.4 million and $4.9 million was capitalized during the six months ended June 30, 2015 and 2014, respectively.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Management assesses whether there has been an impairment in the value of the Company’s investments in real estate whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Impairment is recognized when estimated expected future undiscounted cash flows are less than the carrying value of the property, or when it is probable that a property will be sold prior to the end of its estimated useful life, at which time an impairment charge is recognized for any excess of the carrying value of the property over the expected net proceeds from the disposal.  The estimation of expected future net cash flows is inherently uncertain and relies on assumptions regarding current and future economics and market conditions.  If such conditions change, then an adjustment to the carrying value of the Company’s long-lived assets could occur in the future period in which the conditions change.  To the extent that a property is impaired, the excess of the carrying amount of the property over its estimated fair value is charged to earnings. The Company believes that there were no impairments of the carrying values of its investments in real estate as of June 30, 2015.

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

Loans Receivable

Loans held for investment are intended to be held to maturity and, accordingly, are carried at cost, net of unamortized loan purchase discounts, and net of an allowance for loan losses when such loan is deemed to be impaired.  Loan purchase discounts are amortized over the term of the loan.  The Company considers a loan impaired when, based upon current information and events, it is probable that it will be unable to collect all amounts due for both principal and interest according to the contractual terms of the loan agreement.  Management’s estimate of the collectability of principal and interest payments under the company’s loans receivable from CaPFA Capital Corp. 2000F (“CaPFA”), which mature in December 2040 and carry a balance of approximately $55.8 million as of June 30, 2015, are highly dependent on the future operating performance of the properties securing the loans.  As future economic conditions and/or market conditions at the properties change, management will continue to evaluate the collectability of such amounts. The Company believes there were no impairments of the carrying value of its loans receivable as of June 30, 2015. Loans receivable are included in other assets on the accompanying consolidated balance sheets.

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

In connection with the property acquisitions discussed in Note 3 herein, the Company capitalized approximately $0.9 million and $-0- for the three months ended June 30, 2015 and 2014, respectively, and $3.0 million and $-0- for the six months ended June 30, 2015 and 2014, respectively, related to management’s estimate of the fair value of in-place leases assumed.  Amortization expense was approximately $1.7 million and $0.9 million for the three months ended June 30, 2015 and 2014, respectively, and $2.3 million and $1.8 million for the six months ended June 30, 2015 and 2014, respectively.  Accumulated amortization at June 30, 2015 and December 31, 2014 was approximately $30.2 million and $27.9 million, respectively.  The value of in-place leases, net of amortization, is included in other assets on the accompanying consolidated balance sheets and the amortization of in-place leases is included in depreciation and amortization expense in the accompanying consolidated statements of comprehensive income.

For acquired properties subject to an in-place property tax incentive arrangement, a portion of the purchase price is allocated to the present value of expected future property tax savings over the projected incentive arrangement period. Unamortized in-place property tax incentive arrangements as of June 30, 2015 and December 31, 2014 were approximately $56.2 million and $36.7 million, respectively, and are included in other assets on the accompanying consolidated balance sheets. Amortization of in-place property tax incentive arrangements is included in wholly-owned properties operating expense in the accompanying consolidated statements of comprehensive income.

Mortgage Debt - Premiums and Discounts

Mortgage debt premiums and discounts represent fair value adjustments to account for the difference between the stated rates and market rates of mortgage debt assumed in connection with the Company’s property acquisitions.  The mortgage debt premiums and discounts are amortized to interest expense over the term of the related mortgage loans using the effective-interest method.  The amortization of mortgage debt premiums and discounts resulted in a net decrease to interest expense of approximately $2.8 million and $3.2 million for the three months ended June 30, 2015 and 2014, respectively, and $5.8 million and $6.4 million for the six months ended June 30, 2015 and 2014, respectively.  Mortgage debt premiums and discounts are included in secured mortgage, construction and bond debt on the accompanying consolidated balance sheets and amortization of mortgage debt premiums and discounts is included in interest expense on the accompanying consolidated statements of comprehensive income.

Unsecured Notes - Original Issue Discount

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

In April 2013 and again in June 2014, the Company issued $400 million of senior unsecured notes (see Note 8) at 99.659 percent and 99.861 percent of par value, respectively, and recorded an original issue discount of approximately $1.4 million and $0.6 million, respectively. The total unamortized original issue discount was approximately $1.6 million and $1.7 million as of June 30, 2015 and December 31, 2014, respectively, and is included in unsecured notes on the accompanying consolidated balance sheets. Amortization of the original issue discounts of approximately $42,000 and $30,000 for the three months ended June 30, 2015 and 2014, respectively, and $83,000 and $59,000 for the six months ended June 30, 2015 and 2014, respectively, is included in interest expense on the accompanying consolidated statements of comprehensive income.

Pre-development Expenditures

Pre-development expenditures such as architectural fees, permits and deposits associated with the pursuit of third-party and owned development projects are expensed as incurred, until such time that management believes it is probable that the contract will be executed and/or construction will commence.  Because the Company frequently incurs these pre-development expenditures before a financing commitment and/or required permits and authorizations have been obtained, the Company bears the risk of loss of these pre-development expenditures if financing cannot ultimately be arranged on acceptable terms or the Company is unable to successfully obtain the required permits and authorizations.  As such, management evaluates the status of third-party and owned projects that have not yet commenced construction on a periodic basis and expenses any deferred costs related to projects whose current status indicates the commencement of construction is unlikely and/or the costs may not provide future value to the Company in the form of revenues.  Such write-offs are included in third-party development and management services expenses (in the case of third-party development projects) or general and administrative expenses (in the case of owned development projects) on the accompanying consolidated statements of comprehensive income.  As of June 30, 2015, the Company has deferred approximately $6.8 million in pre-development costs related to third-party and owned development projects that have not yet commenced construction.  Such costs are included in other assets on the accompanying consolidated balance sheets.

Earnings per Share – Company

Basic earnings per share is computed using net income attributable to common shareholders and the weighted average number of shares of the Company’s common stock outstanding during the period.  Diluted earnings per share reflects common shares issuable from the assumed conversion of Operating Partnership units ("OP Units") and common share awards granted.  Only those items having a dilutive impact on basic earnings per share are included in diluted earnings per share.

The following potentially dilutive securities were outstanding for the three and six months ended June 30, 2015 and 2014, but were not included in the computation of diluted earnings per share because the effects of their inclusion would be anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Common OP Units (Note 10)	1,447,931	1,230,219	—	1,230,219
Preferred OP Units (Note 10)	110,040	107,662	110,199	110,131
Total potentially dilutive securities	1,557,971	1,337,881	110,199	1,340,350

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

 The following is a summary of the elements used in calculating basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Numerator – basic earnings per share:
Income from continuing operations	$15,918	$13,731	$87,185	$39,878
Income from continuing operations attributable to noncontrolling interests	(338)	(293)	(1,408)	(728)
Income from continuing operations attributable to common shareholders	15,580	13,438	85,777	39,150
Amount allocated to participating securities	(269)	(263)	(603)	(584)
Income from continuing operations attributable to common shareholders, net of amount allocated to participating securities	15,311	13,175	85,174	38,566
Income from discontinued operations	—	—	—	2,720
Income from discontinued operations attributable to noncontrolling interests	—	—	—	(34)
Income from discontinued operations attributable to common shareholders	—	—	—	2,686
Net income attributable to common shareholders - basic	$15,311	$13,175	$85,174	$41,252

Numerator – diluted earnings per share:
Net income attributable to common shareholders - basic	$15,311	$13,175	$85,174	$41,252
Income allocated to Common OP Units	—	—	904	—
Net income attributable to common shareholders - diluted	$15,311	$13,175	$86,078	$41,252

Denominator:
Basic weighted average common shares outstanding	112,308,114	104,918,131	111,635,345	104,870,167
Unvested Restricted Stock Awards (Note 11)	675,825	691,430	705,664	713,179
Common OP units (Note 10)	—	—	1,311,332	—
Diluted weighted average common shares outstanding	112,983,939	105,609,561	113,652,341	105,583,346

Earnings per share – basic:
Income from continuing operations attributable to common shareholders, net of amount allocated to participating securities	$0.14	$0.13	$0.76	$0.37
Income from discontinued operations attributable to common shareholders	$—	$—	$—	$0.02
Net income attributable to common shareholders	$0.14	$0.13	$0.76	$0.39
Earnings per share – diluted:
Income from continuing operations attributable to common shareholders, net of amount allocated to participating securities	$0.14	$0.12	$0.76	$0.37
Income from discontinued operations attributable to common shareholders	$—	$—	$—	$0.02
Net income attributable to common shareholders	$0.14	$0.12	$0.76	$0.39

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

The following is a summary of the elements used in calculating basic and diluted earnings per unit:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Numerator – basic and diluted earnings per unit:
Income from continuing operations	$15,918	$13,731	$87,185	$39,878
Income from continuing operations attributable to noncontrolling interests – partially owned properties	(92)	(88)	(415)	(176)
Income from continuing operations attributable to Series A preferred units	(44)	(45)	(88)	(87)
Amount allocated to participating securities	(269)	(263)	(603)	(584)
Income from continuing operations attributable to common unitholders, net of amount allocated to participating securities	15,513	13,335	86,079	39,031
Income from discontinued operations	—	—	—	2,720
Income from discontinued operations attributable to Series A preferred units	—	—	—	(3)
Income from discontinued operations attributable to common unitholders	—	—	—	2,717
Net income attributable to common unitholders	$15,513	$13,335	$86,079	$41,748

Denominator:
Basic weighted average common units outstanding	113,756,045	106,148,350	112,946,677	106,100,386
Unvested Restricted Stock Awards (Note 11)	675,825	691,430	705,664	713,179
Diluted weighted average common units outstanding	114,431,870	106,839,780	113,652,341	106,813,565

Earnings per unit - basic:
Income from continuing operations attributable to common unitholders, net of amount allocated to participating securities	$0.14	$0.13	$0.76	$0.37
Income from discontinued operations attributable to common unitholders	$—	$—	$—	$0.02
Net income attributable to common unitholders	$0.14	$0.13	$0.76	$0.39
Earnings per unit - diluted:
Income from continuing operations attributable to common unitholders, net of amount allocated to participating securities	$0.14	$0.12	$0.76	$0.37
Income from discontinued operations attributable to common unitholders	$—	$—	$—	$0.02
Net income attributable to common unitholders	$0.14	$0.12	$0.76	$0.39

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

3. Property Acquisitions

During the first six months of 2015, the Company acquired the following wholly-owned properties for approximately $304.4 million:

Property	Location	Primary University Served	Acquisition Date	Units	Beds
Park Point (1)	Syracuse, NY	Syracuse University	February 2015	66	226
University Walk (2)	Knoxville, TN	University of Tennessee	February 2015	177	526
1200 West Marshall	Richmond, VA	Virginia Commonwealth University	March 2015	136	406
8 1/2 Canal Street (3)	Richmond, VA	Virginia Commonwealth University	March 2015	160	540
Vistas San Marcos	San Marcos, TX	Texas State University	March 2015	255	600
Crest at Pearl	Austin, TX	University of Texas	June 2015	141	343
UP at Metroplex	Binghamtom, NY	Binghamton University - SUNY	June 2015	186	710
				1,121	3,351

(1)	As part of this transaction, the Company assumed approximately $11.6 million of fixed rate mortgage debt.

(2)
University Walk completed construction and opened for operations in August 2014 and was purchased by the Company in February 2015. This property was consolidated for financial reporting purposes prior to the acquisition date because the entity that owned this property was deemed to be a variable interest entity (“VIE”) and the Company was determined to be the primary beneficiary of the VIE.

(3)	As part of this transaction, the Company issued 343,895 Common OP Units to the seller, valued at $41.24 per unit.

The acquired properties’ results of operations have been included in the accompanying consolidated statements of comprehensive income since the respective acquisition closing dates, with the exception of University Walk which was consolidated prior to its acquisition date.  The allocation of the total consideration to the assets acquired for Crest at Pearl and UP at Metroplex is preliminary pending the receipt of information necessary to complete the valuation of certain tangible and intangible assets associated with those acquisitions. The following pro forma information for three and six months ended June 30, 2015 and 2014 presents consolidated financial information for the Company as if the property acquisitions discussed above had occurred at the beginning of the earliest period presented.  The pro forma information is provided for informational purposes only and is not indicative of results that would have occurred or which may occur in the future:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Total revenues	$180,236	$177,346	$378,700	$365,910
Net income attributable to common shareholders	$17,107	$12,539	$89,826	$39,010
Net income per share attributable to common shareholders, as adjusted - basic	$0.15	$0.12	$0.80	$0.37
Net income per share attributable to common shareholders, as adjusted - diluted	$0.15	$0.12	$0.79	$0.36
4. Property Dispositions and Discontinued Operations

During the first six months of 2015, the Company sold the following wholly-owned properties for approximately $404.6 million, resulting in proceeds of approximately $395.9 million. The combined net gain on these dispositions of approximately $48.0 million is included in income from continuing operations on the accompanying consolidated statements of comprehensive income for the six months ended June 30, 2015.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Property	Location	Primary University Served	Disposition Date	Units	Beds
The Highlands	Reno, NV	University of Nevada at Reno	January 2015	216	732
The Outpost San Marcos	San Marcos, TX	Texas State University	February 2015	162	486
University Meadows	Mt. Pleasant, MI	Central Michigan University	February 2015	184	616
Eagles Trail	Hattiesburg, MS	University of Southern Mississippi	March 2015	216	792
The View	Lincoln, NE	University of Nebraska	January 2015	157	590
Chapel Ridge	Chapel Hill, NC	University of North Carolina	January 2015	180	544
Chapel View	Chapel Hill, NC	University of North Carolina	January 2015	224	358
The Village at Alafaya Club	Orlando, FL	University of Central Florida	January 2015	228	839
University Place	Charlottesville, VA	University of Virginia	January 2015	144	528
University Greens	Norman, OK	University of Oklahoma	January 2015	156	516
Lakeside Apartments	Athens, GA	University of Georgia	May 2015	244	776
The Club	Athens, GA	University of Georgia	May 2015	120	480
The Estates	Gainsville, FL	University of Florida	May 2015	396	1,044
South View	Harrisonburg, VA	James Madison University	May 2015	240	960
Stone Gate	Harrisonburg, VA	James Madison University	May 2015	168	672
The Commons	Harrisonburg, VA	James Madison University	May 2015	132	528
University Heights	Knoxville, TN	University of Tennessee	May 2015	204	636
				3,371	11,097

The following wholly-owned properties were classified as held for sale on the accompanying consolidated balance sheet as of June 30, 2015, all of which were sold in July 2015 (see note 16). Concurrent with this classification, these properties were recorded at the lower of cost or fair value less estimated selling costs. No impairment charges were recorded for these properties, as the sales prices net of selling costs exceeded the properties' carrying values.

Property	Location	Primary University Served	Units	Beds
The Woods at Greenland	Murfreesboro, TN	Middle Tennessee State University	78	276
Raiders Crossing	Murfreesboro, TN	Middle Tennessee State University	96	276
University Gables	Murfreesboro, TN	Middle Tennessee State University	168	648
			342	1,200

In February 2014, the Company sold Hawks Landing, a 484-bed owned off-campus property located near the campus of Miami University of Ohio for a sales price of approximately $17.3 million. Because Hawks Landing was classified as held for sale as of December 31, 2013, the new accounting guidelines on discontinued operations did not apply for this disposition, as such, the resulting gain on disposition of approximately $2.8 million is included in discontinued operations on the accompanying consolidated statements of comprehensive income for the six months ended June 30, 2014. Below is a summary of the results of operations for Hawks Landing:

Six Months Ended June 30, 2014
Total revenues	$279
Total operating expenses	(239)
Depreciation and amortization	—
Operating income	40
Total nonoperating expenses	(163)
Net loss	$(123)

5. Investments in Wholly-Owned Properties

Wholly-owned properties consisted of the following:

	June 30, 2015		December 31, 2014
Land (1)	$578,167		$571,242
Buildings and improvements	4,902,540		4,937,345
Furniture, fixtures and equipment	278,225		289,168
Construction in progress	305,596		185,414
	6,064,528		5,983,169
Less accumulated depreciation	(693,660)		(674,462)
Wholly-owned properties, net	$5,370,868	(2)	$5,308,707	(3)

(1)
The land balance above includes undeveloped land parcels with book values of approximately $40.8 million and $40.6 million as of June 30, 2015 and December 31, 2014, respectively.  Also includes land totaling approximately $37.6 million and $30.2 million as of June 30, 2015 and December 31, 2014, respectively, related to properties under development.

(2)
The balance above excludes the net book value of three wholly-owned properties classified as held for sale in the accompanying consolidated balance sheet as of June 30, 2015 (see Note 4). These properties were sold in July 2015.

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

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

6. On-Campus Participating Properties

On-campus participating properties are as follows:

			Historical Cost
Lessor/University	Lease Commencement	Required Debt Repayment	June 30, 2015	December 31, 2014
Texas A&M University System / Prairie View A&M University (1)	2/1/1996	9/1/2023	$43,395	$43,036
Texas A&M University System / Texas A&M International	2/1/1996	9/1/2023	6,977	6,937
Texas A&M University System / Prairie View A&M University (2)	10/1/1999	8/31/2025	27,227	26,828
		8/31/2028
University of Houston System / University of Houston (3)	9/27/2000	8/31/2035	36,702	36,606
West Virginia University Project / West Virginia University	7/16/2013	7/16/2045	43,611	43,636
			157,912	157,043
Less accumulated amortization			(66,330)	(62,915)
On-campus participating properties, net			$91,582	$94,128

(1)	Consists of three phases placed in service between 1996 and 1998.

(2)	Consists of two phases placed in service in 2000 and 2003.

(3)	Consists of two phases placed in service in 2001 and 2005.

7. Investments in Unconsolidated Joint Ventures

As of June 30, 2015, the Company owned a noncontrolling interest in one unconsolidated joint venture that is accounted for utilizing the equity method of accounting.  The Company discontinued applying the equity method in regards to its investment in this joint venture as a result of the Company’s share of losses exceeding its investment in the joint venture.  Because the Company had not guaranteed any obligations of the investee and was not otherwise committed to provide further financial support to the investee, it therefore suspended recording its share of losses once the investment was reduced to zero.  The Company also earns fees for providing management services to this joint venture, which totaled approximately $0.6 million and $0.4 million for the three months ended June 30, 2015 and 2014, respectively, and $0.9 million and $0.8 million for the six months ended June 30, 2015 and 2014, respectively.

8. Debt

A summary of the Company’s outstanding consolidated indebtedness, including unamortized debt premiums and discounts, is as follows:

	June 30, 2015	December 31, 2014
Debt secured by wholly-owned properties:
Mortgage loans payable:
Unpaid principal balance	$936,274	$1,094,306
Unamortized debt premiums	55,422	60,586
Unamortized debt discounts	(322)	(895)
	991,374	1,153,997
Construction loans payable	—	63,637
	991,374	1,217,634
Debt secured by on-campus participating properties:
Mortgage loan payable	30,073	30,553
Bonds payable	39,785	39,785
Construction loan payable	44,200	43,942
	114,058	114,280
Total secured mortgage, construction and bond debt	1,105,432	1,331,914
Unsecured notes, net of unamortized original issue discount	798,389	798,305
Unsecured term loans	600,000	600,000
Unsecured revolving credit facility	229,400	242,500
Total debt	$2,733,221	$2,972,719

Pay-off of Mortgage and Construction Debt

During the six months ended June 30, 2015, the Company paid off approximately $126.9 million of fixed rate mortgage debt secured by six wholly-owned properties (Newtown Crossing, Olde Towne University Square, Peninsular Place, The Estates, South View, and Stone Gate). In addition, the Company paid off approximately $37.4 million of fixed rate mortgage debt in connection with the sale of Chapel View and University Meadows in the first quarter 2015 and Lakeside Apartments and The Commons in the second quarter 2015.

During the six months ended June 30, 2015, the Company also paid off approximately $44.6 million of variable rate construction debt secured by two owned on-campus ACE properties (The Suites and Hilltop Townhomes). The remaining decrease in construction loans payable of $19.0 million is related to our purchase of University Walk in February 2015, as the seller/developer paid off the outstanding construction loan balance with sales proceeds.

Unsecured Notes

In June 2014, the Operating Partnership issued an additional $400 million in senior unsecured notes under its existing shelf registration.  These 10-year notes were issued at 99.861 percent of par value with a coupon of 4.125 percent and a yield of 4.142 percent, and are fully and unconditionally guaranteed by the Company.  Interest on the notes is payable semi-annually on January

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1 and July 1, with the first payment beginning on January 1, 2015. The notes will mature on July 1, 2024.  Net proceeds from the sale of the unsecured notes totaled approximately $395.3 million after deducting the underwriting discount and offering expenses. The underwriting discount and offering expenses were capitalized to deferred financing costs and will be amortized over the term of the unsecured notes.  The Company used $340 million of the offering proceeds to pay down the outstanding balance on its revolving credit facility in full.  The terms of the unsecured notes include certain financial covenants that require the Operating Partnership to limit the amount of total debt and secured debt as a percentage of total asset value, as defined.  In addition, the Operating Partnership must maintain a minimum ratio of unencumbered asset value to unsecured debt, as well as a minimum interest coverage level. As of June 30, 2015, the Company was in compliance with all such covenants.

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

Each loan bears interest at a variable rate, at the Company’s option, based upon a base rate or one-, two-, three- or six-month LIBOR, plus, in each case, a spread based upon the Company’s investment grade rating from either Moody’s Investor Services, Inc. or Standard & Poor’s Rating Group. As of June 30, 2015, the Term Loan II Facility bore interest at a variable rate of 1.69% per annum (0.19% + 1.50% spread). The Company has entered into multiple interest rate swap contracts with notional amounts totaling $350 million that effectively fix the interest rate to a weighted average annual rate of 0.89% on the outstanding balance of the Term Loan I Facility. Including the current spread of 1.50%, the all-in weighted average annual rate on the Term Loan I Facility was 2.39% at June 30, 2015. Refer to Note 12 for more information on the interest rate swap contracts mentioned above. Availability under the revolving credit facility is limited to an “aggregate borrowing base amount” equal to 60% of the value of the Company’s unencumbered properties, calculated as set forth in the unsecured credit facility.  Additionally, the Company is required to pay a facility fee of 0.25% per annum on the $500 million revolving credit facility.  As of June 30, 2015, the revolving credit facility bore interest at a weighted average annual rate of 1.74% (0.19% + 1.30% spread + 0.25% facility fee), and availability under the revolving credit facility totaled $270.6 million as of June 30, 2015.

The terms of the unsecured credit facility include certain restrictions and covenants, which limit, among other items, the incurrence of additional indebtedness, liens, and the disposition of assets.  The facility contains customary affirmative and negative covenants and also contains financial covenants that, among other things, require the Company to maintain certain minimum ratios of “EBITDA” (earnings before interest, taxes, depreciation and amortization) to fixed charges and total indebtedness.  The Company may not pay distributions that exceed a specified percentage of funds from operations, as adjusted, for any four consecutive quarters.  The financial covenants also include consolidated net worth and leverage ratio tests.  As of June 30, 2015, the Company was in compliance with all such covenants.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

9. Stockholders' Equity / Partners' Capital

Stockholders' Equity - Company

In June of 2015, the Company established an at-the-market share offering program (the “ATM Equity Program”) through which the Company may issue and sell, from time to time, shares of common stock having an aggregate offering price of up to $500 million.  The shares that may be sold under this program include shares of common stock of the Company with an aggregate offering price of approximately $194 million that were not sold under the company's prior ATM program that expired in May 2015.
Actual sales under the program will depend on a variety of factors, including, but not limited to, market conditions, the trading price of the Company’s common stock and determinations of the appropriate sources of funding for the Company.

The following table presents activity under the Company’s ATM Equity Programs during the three and six months ended June 30, 2015:

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Total net proceeds	$—	$213,416
Commissions paid to sales agents	$—	$3,250
Weighted average price per share	$—	$43.92
Shares of common stock sold	—	4,933,665

The Company did not sell any shares under the ATM Equity Program for the comparable three and six month periods in 2014. As of June 30, 2015, the Company had approximately $500 million available for issuance under its ATM Equity Program.

Partners’ Capital – Operating Partnership

In connection with the ATM Equity Program discussed above, ACCOP issued a number of common OP units to ACC equivalent to the number of common shares issued by ACC.

In connection with our purchase of 8 1/2 Canal Street during the first quarter of 2015, we issued 343,895 common OP units to the seller, valued at $41.24 per unit. See Note 3 for more details.

During the six months ended June 30, 2015, 76,183 common OP units and 1,000 Series A preferred units were converted into an equal number of shares of ACC’s common stock. During the year ended December 31, 2014, 50,000 common OP units and 2,269 Series A preferred units were converted into an equal number of shares of ACC's common stock.

10. Noncontrolling Interests

Operating Partnership

Partially-owned properties: As of June 30, 2015, the Operating Partnership consolidates three joint ventures that own and operate University Village at Sweet Home, University Centre and Villas at Chestnut Ridge owned-off campus properties.  The portion of net assets attributable to the third-party partners in these joint ventures is classified as “noncontrolling interests - partially owned properties” within capital on the accompanying consolidated balance sheets of the Operating Partnership.  Accordingly, the third-party partners’ share of the income or loss of the joint ventures is reported on the consolidated statements of comprehensive income of the Operating Partnership as “net income attributable to noncontrolling interests – partially owned properties.”

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

Below is a table summarizing the activity of redeemable limited partners for the six months ended June 30, 2015:

December 31, 2014	$54,472
Net income	993
Distributions	(1,087)
Redeemable limited partner units issued as consideration (see Note 3)	14,182
Conversion of redeemable limited partner units into shares of ACC common stock	(2,589)
Adjustments to reflect redeemable limited partner units at fair value	(3,880)
June 30, 2015	$62,091

As of June 30, 2015 and December 31, 2014, approximately 1.4% and 1.2%, respectively, of the equity interests of the Operating Partnership were held by owners of common OP Units and Series A preferred units not held by ACC or ACC Holdings.

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

11. Incentive Award Plan

Restricted Stock Units (“RSUs”)

Upon reelection to the Board of Directors in May 2015, all members of the Company’s Board of Directors were granted restricted stock units (“RSUs”) in accordance with the American Campus Communities, Inc. 2010 Incentive Award Plan (the “Plan”).  These RSUs were valued at $95,000 for the Chairman of the Board of Directors and at $71,500 for all other members.  The number of RSUs was determined based on the fair market value of the Company’s stock on the date of grant, as defined in the Plan.  All awards vested and settled immediately on the date of grant, and the Company delivered shares of common stock and cash, as determined by the Compensation Committee of the Board of Directors. A compensation charge of approximately $0.6 million was recorded during the six months ended June 30, 2015 related to these awards.

A summary of ACC’s RSUs under the Plan as of June 30, 2015 and activity during the six months then ended is presented below:

Number of RSUs
Outstanding at December 31, 2014	—
Granted	14,825
Settled in common shares	(12,155)
Settled in cash	(2,670)
Outstanding at June 30, 2015	—

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Restricted Stock Awards (“RSAs”)

A summary of RSAs under the American Campus Communities, Inc. 2010 Incentive Award Plan (the "Plan") as of June 30, 2015 and activity during the six months then ended, is presented below:

Number of RSAs
Nonvested balance at December 31, 2014	609,514
Granted	273,038
Vested	(116,166)
Forfeited (1)	(100,831)
Nonvested balance at June 30, 2015	665,555

(1) Includes shares withheld to satisfy tax obligations upon vesting.

The fair value of RSAs is calculated based on the closing market value of ACC’s common stock on the date of grant.  The fair value of these awards is amortized to expense over the vesting periods, which amounted to approximately $1.9 million and $1.6 million for three months ended June 30, 2015 and 2014, respectively, and $4.0 million and $3.5 million for six months ended June 30, 2015 and 2014, respectively.

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

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements.  To accomplish this objective, the Company primarily uses interest rate swaps and forward starting swaps as part of its interest rate risk management strategy.  Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.  Forward starting swaps are used to protect the Company against adverse fluctuations in interest rates by reducing its exposure to variability in cash flows relating to interest payments on a forecasted issuance of debt. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in other comprehensive income (outside of earnings) and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. Ineffectiveness resulting from the derivative instruments summarized below was immaterial for both the three and six month periods ended June 30, 2015 and 2014.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table summarizes the Company’s outstanding interest rate swap contracts as of June 30, 2015:

Hedged Debt Instrument	Effective Date	Maturity Date	Pay Fixed Rate	Receive Floating Rate Index	Current Notional Amount	Fair Value
Cullen Oaks mortgage loan	Feb 18, 2014	Feb 15, 2021	2.275%	LIBOR - 1 month	$14,960	$(446)
Cullen Oaks mortgage loan	Feb 18, 2014	Feb 15, 2021	2.275%	LIBOR - 1 month	15,114	(450)
Term Loan I Facility	Feb 2, 2012	Jan 2, 2017	0.8695%	LIBOR – 1 month	125,000	(546)
Term Loan I Facility	Feb 2, 2012	Jan 2, 2017	0.88%	LIBOR – 1 month	100,000	(452)
Term Loan I Facility	Feb 2, 2012	Jan 2, 2017	0.8875%	LIBOR – 1 month	62,500	(290)
Term Loan I Facility	Feb 2, 2012	Jan 2, 2017	0.889%	LIBOR – 1 month	62,500	(291)
Park Point mortgage loan	Nov 1, 2013	Oct 5, 2018	1.545%	LIBOR - 1 month	70,000	(844)
				Total	$450,074	$(3,319)

In March 2014, the Company entered into two forward starting interest rate swap contracts with notional amounts totaling $200 million designated to hedge the Company's exposure to increasing interest rates related to interest payments on an anticipated issuance of unsecured notes. In connection with the issuance of unsecured notes in June 2014, the Company terminated both swap contracts resulting in payments to both counterparties totaling approximately $4.1 million, which were recorded in accumulated other comprehensive loss and will be amortized to interest expense over the term of the unsecured notes. As of June 30, 2015, approximately $0.4 million of the $4.1 million payment was amortized from accumulated other comprehensive loss to interest expense.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of June 30, 2015 and December 31, 2014:

	Liability Derivatives
		Fair Value as of
Description	Balance Sheet Location	June 30, 2015	December 31, 2014
Interest rate swaps contracts	Other liabilities	$3,319	$2,306
Total derivatives designated as hedging instruments		$3,319	$2,306

13.  Fair Value Disclosures

The following table presents information about the Company’s financial instruments measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.  In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities the Company has the ability to access.  Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.  Level 2 inputs include quoted prices for similar assets and liabilities in active markets and inputs other than quoted prices observable for the asset or liability, such as interest rates and yield curves observable at commonly quoted intervals.  Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

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

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Disclosures concerning financial instruments measured at fair value are as follows:

	Fair Value Measurements as of
	June 30, 2015				December 31, 2014
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities:
Derivative financial instruments	$—	$3,319	$—	$3,319	$—	$2,306	$—	$2,306
Mezzanine:
Redeemable noncontrolling interests (Company)/Redeemable limited partners (Operating Partnership)	$—	$62,091	$—	$62,091	$—	$54,472	$—	$54,472

The Company uses derivative financial instruments, specifically interest rate swaps and forward starting swaps, for nontrading purposes.  The Company uses interest rate swaps to manage interest rate risk arising from previously unhedged interest payments associated with variable rate debt and forward starting swaps to reduce exposure to variability in cash flows relating to interest payments on forecasted issuances of debt.  Through June 30, 2015, derivative financial instruments were designated and qualified as cash flow hedges.  Derivative contracts with positive net fair values inclusive of net accrued interest receipts or payments are recorded in other assets.  Derivative contracts with negative net fair values, inclusive of net accrued interest payments or receipts, are recorded in other liabilities.  The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative.  This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves.  The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts).  The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.

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

Although the Company has determined the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparty.  However, as of June 30, 2015 and December 31, 2014, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivative financial instruments.  As a result, the Company has determined each of its derivative valuations in its entirety is classified in Level 2 of the fair value hierarchy.

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

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Unsecured Term Loans and Unsecured Revolving Credit Facility: The fair value of these instruments approximates carrying values due to the variable interest rate feature of these instruments.

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

The table below contains the estimated fair value and related carrying amounts for the Company’s financial instruments as of June 30, 2015 and December 31, 2014:

	June 30, 2015		December 31, 2014
	Estimated Fair Value	Carrying Amount	Estimated Fair Value	Carrying Amount
Assets:
Loans receivable	$47,092	$55,836	$47,092	$54,260
Liabilities:
Unsecured notes	$792,080	$798,389	$802,943	$798,305
Mortgage loans	1,015,175	1,021,447	1,182,501	1,184,550
Bonds payable	43,972	39,785	45,176	39,785

14. Commitments and Contingencies

Commitments

Construction Contracts: As of June 30, 2015, the Company estimates additional costs to complete eight wholly-owned development projects under construction to be approximately $175.0 million. The Company expects to fund this amount through a combination of cash flows generated from operations, proceeds from potential property dispositions, draws under the Company's unsecured revolving credit facility, possible issuance of securities under the Company's ATM Equity Program and potential debt or equity offerings under the Company's automatic shelf registration statement.

Development-related Guarantees: For certain of its third-party development projects, the Company commonly provides alternate housing and project cost guarantees, subject to force majeure.  These guarantees are typically limited, on an aggregate basis, to the amount of the projects’ related development fees or a contractually agreed-upon maximum exposure amount.  Alternate housing guarantees typically expire five days after construction is complete and generally require the Company to provide substitute living quarters and transportation for students to and from the university if the project is not complete by an agreed-upon completion date.  Under project cost guarantees, the Company is responsible for the construction cost of a project in excess of an approved budget.   The budget consists primarily of costs included in the general contractors’ guaranteed maximum price contract (“GMP”).  In most cases, the GMP obligates the general contractor, subject to force majeure and approved change orders, to provide completion date guarantees and to cover cost overruns and liquidated damages.  In addition, the GMP is typically secured with payment and performance bonds.  Project cost guarantees expire upon completion of certain developer obligations, which are normally satisfied within one year after completion of the project. The Company’s estimated maximum exposure amount under the above guarantees is approximately $4.2 million as of June 30, 2015.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

In the normal course of business, the Company enters into various development-related purchase commitments with parties that provide development-related goods and services.  In the event that the Company was to terminate development services prior to the completion of projects under construction, the Company could potentially be committed to satisfy outstanding purchase orders with such parties.  At June 30, 2015, management did not anticipate any material deviations from schedule or budget related to third-party development projects currently in progress.

In August 2013, the Company entered into an agreement to convey fee interest in a parcel of land, on which one of our student housing properties resides (University Crossings), to Drexel University (the “University”). Concurrent with the land conveyance, the Company as lessee entered into a ground lease agreement with the University as lessor for an initial term of 40 years, with three 10-year extensions, at the Company’s option. As part of the ground lease agreement, the Company committed to spend a minimum of $22.3 million in renovation and capital improvement costs over a five year period to improve the unit finishes, expand and improve amenity space and upgrade the exterior facade and other systems. As of June 30, 2015, the Company has spent approximately $21.9 million in renovations and capital improvements and anticipates spending an additional $13.1 million in 2015. In addition, the Company also agreed to convey the building and improvements to the University at an undetermined date in the future and to pay real estate transfer taxes not to exceed $2.4 million. The Company paid approximately $0.6 million in real estate transfer taxes upon the conveyance of land to the University, leaving approximately $1.8 million to be paid by the Company upon the transfer of the building and improvements.

In addition, in connection with certain property acquisitions, the Company has assumed the obligation to fund future infrastructure improvements located near the acquired properties.  Because the ultimate cost of such obligations was not determinable as of the property acquisition date, it is likely that such payments made by the Company will be expensed at such time the local municipalities decide to move forward with the projects.  As of June 30, 2015, the timing and amount of such obligations was not determinable and, as such, the Company has not accrued any liabilities associated with such payments.

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

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Wholly-Owned Properties
Rental revenues and other income	$168,169	$163,664	$348,897	$336,487
Interest income	270	279	541	551
Total revenues from external customers	168,439	163,943	349,438	337,038
Operating expenses before depreciation, amortization, ground/facility leases and allocation of corporate overhead	(76,688)	(76,645)	(155,742)	(153,025)
Ground/facility leases	(1,222)	(932)	(2,445)	(1,868)
Interest expense	(6,915)	(10,729)	(15,653)	(22,121)
Operating income before depreciation, amortization, and allocation of corporate overhead	$83,614	$75,637	$175,598	$160,024
Depreciation and amortization	$49,248	$46,657	$97,557	$93,166
Capital expenditures	$68,989	$80,483	$137,456	$149,288
Total segment assets at June 30,	$5,590,474	$5,452,209	$5,590,474	$5,452,209

On-Campus Participating Properties
Rental revenues and other income	$5,704	$4,735	$14,904	$12,923
Interest income	—	3	—	6
Total revenues from external customers	5,704	4,738	14,904	12,929
Operating expenses before depreciation, amortization, ground/facility leases and allocation of corporate overhead	(2,675)	(2,592)	(5,102)	(4,889)
Ground/facility leases	(739)	(650)	(1,614)	(1,277)
Interest expense	(1,488)	(1,112)	(2,966)	(2,261)
Operating income before depreciation, amortization and allocation of corporate overhead	$802	$384	$5,222	$4,502
Depreciation and amortization	$1,735	$1,228	$3,451	$2,440
Capital expenditures	$78	$8,878	$859	$21,170
Total segment assets at June 30,	$109,254	$106,150	$109,254	$106,150

Development Services
Development and construction management fees	$1,677	$1,581	$2,241	$1,768
Operating expenses	(3,925)	(2,737)	(7,032)	(5,580)
Operating loss before depreciation, amortization and allocation of corporate overhead	$(2,248)	$(1,156)	$(4,791)	$(3,812)
Total segment assets at June 30,	$4,619	$2,010	$4,619	$2,010

Property Management Services
Property management fees from external customers	$2,324	$1,997	$4,325	$3,982
Intersegment revenues	5,607	5,516	11,475	11,203
Total revenues	7,931	7,513	15,800	15,185
Operating expenses	(3,032)	(2,965)	(5,860)	(6,061)
Operating income before depreciation, amortization and allocation of corporate overhead	$4,899	$4,548	$9,940	$9,124
Total segment assets at June 30,	$7,894	$7,037	$7,894	$7,037

Reconciliations
Total segment revenues and other income	$183,751	$177,775	$382,383	$366,920
Unallocated interest income earned on investments and corporate cash	815	755	1,656	1,511
Elimination of intersegment revenues	(5,607)	(5,516)	(11,475)	(11,203)
Total consolidated revenues, including interest income	$178,959	$173,014	$372,564	$357,228

Segment operating income before depreciation, amortization and allocation of corporate overhead	$87,067	$79,413	$185,969	$169,838
Depreciation and amortization	(52,916)	(49,911)	(104,946)	(99,585)
Net unallocated expenses relating to corporate interest and overhead	(20,538)	(15,482)	(39,489)	(29,796)
Gain from disposition of real estate	3,790	—	48,042	—
Loss from early extinguishment of debt	(1,175)	—	(1,770)	—
Income tax provision	(310)	(289)	(621)	(579)
Income from continuing operations	$15,918	$13,731	$87,185	$39,878

Total segment assets	$5,712,241	$5,567,406	$5,712,241	$5,567,406
Unallocated corporate assets	97,929	153,587	97,929	153,587
Total assets at June 30,	$5,810,170	$5,720,993	$5,810,170	$5,720,993

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

16. Subsequent Events

Distributions:  On August 5, 2015, the Company declared a distribution per share of $0.40 which will be paid on August 27, 2015 to all common stockholders of record as of August 17, 2015.  At the same time, the Operating Partnership will pay an equivalent amount per unit to holders of Common Units, as well as the quarterly cumulative preferential distribution to holders of Series A Preferred Units (see Note 10).

Property Dispositions:  In July 2015, the Company sold three wholly owned properties containing 1,200 beds for approximately $32.1 million. Refer to Note 4 for additional information about these properties.

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

Property Portfolio

As of June 30, 2015, our total owned property portfolio contained 159 properties, consisting of owned off-campus student housing properties that are in close proximity to colleges and universities, American Campus Equity (“ACE®”) properties operated under ground/facility leases with university systems, and on-campus participating properties operated under ground/facility leases with the related university systems.  Of the 159 properties, eight were under development as of June 30, 2015, and when completed will consist of a total of approximately 5,200 beds in approximately 1,400 units.  Our communities contain modern housing units and are supported by a resident assistant system and other student-oriented programming, with many offering resort-style amenities.

As of June 30, 2015, through ACC’s taxable REIT subsidiary (“TRS”) entities, we provided third-party management and leasing services for 39 properties, bringing our total owned and third-party managed portfolio to 198 properties.  Third-party management and leasing services are typically provided pursuant to management contracts that have initial terms that range from one to five years.  Below is a summary of our property portfolio as of June 30, 2015:

Property portfolio:	Properties	Units	Beds
Wholly-owned operating properties:
Off-campus properties	129	23,982	73,251
On-campus ACE	17	3,970	12,847
Subtotal – operating properties	146	27,952	86,098

Wholly-owned properties under development:
Off-campus properties	5	732	2,808
On-campus ACE	3	636	2,404
Subtotal – properties under development	8	1,368	5,212

Total wholly-owned properties	154	29,320	91,310

On-campus participating properties	5	2,087	5,086

Total owned property portfolio	159	31,407	96,396

Managed properties	39	11,631	30,382
Total property portfolio	198	43,038	126,778

Owned development activity

At June 30, 2015, we were in the process of constructing five owned off-campus properties and three on-campus ACE properties. These properties are summarized in the table below:

Project	Project Type	Location	Primary University Served	Units	Beds	Estimated Project Cost	Total Costs Incurred	Scheduled to Open for Occupancy

The Summit at University City	ACE	Philadelphia, PA	Drexel University	351	1,315	$170,700	$144,929	September 2015
2125 Franklin	Off-campus	Eugene, OR	University of Oregon	192	734	64,600	59,348	September 2015
160 Ross	Off-campus	Auburn, AL	Auburn University	182	642	41,300	38,502	August 2015
U Club on Woodward Phase II	Off-campus	Tallahassee, FL	Florida State University	124	496	37,100	33,267	August 2015
SUBTOTAL – 2015 DELIVERIES				849	3,187	$313,700	$276,046

USC Health Sciences Campus	ACE	Los Angeles, CA	University of Southern California	178	456	$50,400	$16,035	August 2016
U Club on 28th	Off-campus	Boulder, CO	University of Colorado	100	400	52,200	18,619	August 2016
Butler University	ACE	Indianapolis, IN	Butler University	107	633	39,600	7,946	August 2016
U Club Sunnyside (1)	Off-campus	Morgantown, WV	West Virginia University	134	536	46,300	8,567	August 2016
SUBTOTAL – 2016 DELIVERIES				519	2,025	$188,500	$51,167
TOTAL - ALL PROJECTS				1,368	5,212	$502,200	$327,213

(1)	In May 2015, the Company commenced construction on a project at West Virginia University on the site of the former Sunnyside Commons property.

Acquisitions

As discussed in more detail in Note 3 in the accompanying Notes to Consolidated Financial Statements contained in Item 1, during the six months of 2015, the Company acquired seven properties containing 3,351 beds for approximately $304.4 million.

Third-Party Development Services

Through ACC’s TRS entities, we provide development and construction management services for student housing properties owned by colleges and universities, charitable foundations and others.  As of June 30, 2015, we were under contract on a total of three third-party development projects that are currently in progress and whose fees range from $1.5 million to $2.1 million.  As of June 30, 2015, fees of approximately $1.6 million remained to be earned by us with respect to these projects, which have scheduled completion dates ranging from August 2015 through August 2016.

Results of Operations

Comparison of the Three Months Ended June 30, 2015 and June 30, 2014

The following table presents our results of operations for the three months ended June 30, 2015 and 2014, including the amount and percentage change in these results between the two periods.

	Three Months Ended June 30,
	2015	2014	Change ($)	Change (%)
Revenues
Wholly-owned properties	$167,468	$163,056	$4,412	2.7%
On-campus participating properties	5,704	4,735	969	20.5%
Third-party development services	1,677	1,581	96	6.1%
Third-party management services	2,324	1,997	327	16.4%
Resident services	701	608	93	15.3%
Total revenues	177,874	171,977	5,897	3.4%

Operating expenses
Wholly-owned properties	77,251	76,034	1,217	1.6%
On-campus participating properties	2,942	2,780	162	5.8%
Third-party development and management services	3,952	2,720	1,232	45.3%
General and administrative	5,738	4,978	760	15.3%
Depreciation and amortization	51,578	48,450	3,128	6.5%
Ground/facility leases	1,961	1,582	379	24.0%
Total operating expenses	143,422	136,544	6,878	5.0%

Operating income	34,452	35,433	(981)	(2.8)%

Nonoperating income and (expenses)
Interest income	1,085	1,037	48	4.6%
Interest expense	(20,586)	(20,989)	403	(1.9)%
Amortization of deferred financing costs	(1,338)	(1,461)	123	(8.4)%
Gain from disposition of real estate	3,790	—	3,790	100.0%
Loss from early extinguishment of debt	(1,175)	—	(1,175)	100.0%
Total nonoperating expenses	(18,224)	(21,413)	3,189	(14.9)%

Income before income taxes and discontinued operations	16,228	14,020	2,208	15.7%
Income tax provision	(310)	(289)	(21)	7.3%
Net income	15,918	13,731	2,187	15.9%

Net income attributable to noncontrolling interests
Redeemable noncontrolling interests	(246)	(205)	(41)	20.0%
Partially owned properties	(92)	(88)	(4)	4.5%
Net income attributable to noncontrolling interests	(338)	(293)	(45)	15.4%
Net income attributable to ACC, Inc. and Subsidiaries common stockholders	$15,580	$13,438	$2,142	15.9%

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

A reconciliation of our same store, new property and sold property operations to our consolidated statements of comprehensive income is set forth below:

	Same Store Properties			New Properties(1)		Sold Properties(2)		Total - All Properties(3)
	Three Months Ended June 30,			Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2015		2014	2015	2014	2015	2014	2015	2014
Number of properties	132		132	14	2	18	18	164	152
Number of beds	78,074	(4)	78,094	8,024	1,152	11,577	11,577	97,675	90,823

Revenues(5)	$148,924		$144,121	$15,291	$3,656	$3,954	$15,887	$168,169	$163,664
Operating expenses	68,115		66,942	7,196	1,626	1,940	7,466	77,251	76,034

(1)
Does not include properties under construction as of June 30, 2015.  Number of properties and number of beds also excludes properties undergoing redevelopment as of June 30, 2015, although the results of operations of those properties are included in new property revenues and operating expenses prior to commencement of redevelopment activities.

(2)
Includes The Enclave, a 480-bed wholly-owned property that was sold in September 2014 along with ten wholly-owned properties that were sold in the first quarter of 2015 and seven wholly-owned properties sold in the second quarter 2015. Due to a recent change in accounting guidance, these disposals along with future disposals of individual operating properties or portfolios that do not represent a strategic shift in our operations will no longer qualify as discontinued operations and will be classified within income from continuing operations on the consolidated statements of comprehensive income. As a result, the operations of these 18 properties are included in the table above in order to reconcile wholly-owned revenues and wholly-owned operating expenses on the accompanying consolidated statements of comprehensive income. Refer to Note 4 in the accompanying Notes to Consolidated Financial Statements contained in Item 1 for a more detailed discussion of our recent disposition activity.

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

Same Store Properties.  The increase in revenue from our same store properties was primarily due to an increase in average rental rates for the 2014/2015 academic year and an increase in average occupancy from 92.1% during the three months ended June 30, 2014 to 93.1% during the three months ended June 30, 2015.  Future revenues will be dependent on our ability to maintain our current leases in effect for the 2014/2015 academic year and our ability to obtain appropriate rental rates and desired occupancy for the 2015/2016 academic year at our various properties.

The increase in operating expenses from our same store properties was primarily due to (i) an increase in property taxes on 2013 development deliveries and property acquisitions that were assessed at full value for the first time, (ii) an increase in general and administrative costs associated with inflationary increases in corporate payroll and the development of our operating systems platform, and (iii) an increase in property site-level payroll caused by inflation. These increases were partially offset by a decrease in marketing expense as a result of the strategic refinement of our marketing activities. We anticipate that operating expenses for our same store property portfolio for 2015 will increase as compared with 2014 for the reasons discussed above.

New Property Operations. Our new properties for the three and six months ended June 30, 2015 are summarized in the table below:

Property	Location	Primary University Served	Beds	Acquisition/Opening Date
Acquisitions:
University Walk	Knoxville, TN	University of Tennessee	526	August 2014
The Standard	Athens, GA	University of Georgia	610	October 2014
Park Point	Syracuse, NY	Syracuse University	226	February 2015
1200 West Marshall	Richmond, VA	Virginia Commonwealth University	406	March 2015
8 1/2 Canal Street	Richmond, VA	Virginia Commonwealth University	540	March 2015
Vistas San Marcos	San Marcos, TX	Texas State University	600	March 2015
Crest at Pearl	Austin, TX	University of Texas	343	June 2015
UP at Metroplex	Binghamton, NY	Binghamton University - SUNY	710	June 2015
		SUBTOTAL - Acquisitions	3,961
Owned Developments:
Merwick Stanworth Phase I	Princeton, NJ	Princeton University	214	June 2014
The Plaza on University	Orlando, FL	University of Central Florida	1,313	August 2014
U Club on Frey Phase II	Kennesaw, GA	Kennesaw State University	408	August 2014
U Centre at Northgate	College Station, TX	Texas A&M University	784	August 2014
The Suites Phase II	Flagstaff, AZ	Northern Arizona University	328	August 2014
		SUBTOTAL - Owned Developments	3,047
Under Renovation:
University Crossings	Philadelphia, PA	Drexel University	1,016	September 2015
		Total - New Properties	8,024

On-Campus Participating Properties (“OCPP”) Operations

Same Store OCPP Properties. We had four participating properties containing 4,519 beds which were operating during the three months ended June 30, 2015 and 2014. Revenues from these properties remained constant at $4.7 million for both the three months ended June 30, 2015 and 2014. Operating expenses for these properties also remained relatively constant at $2.7 million for the three months ended June 30, 2015 as compared to $2.8 million for the three months ended June 30, 2014.

New Property Operations. In August 2014, we completed construction on College Park, a 567-bed on-campus participating property serving students attending West Virginia University. This property contributed additional revenue and operating expenses of approximately $1.0 million and $0.2 million, respectively, during the three months ended June 30, 2015.

Third-Party Development Services Revenue

Third-party development services revenue increased by approximately $0.1 million, from $1.6 million during the three months ended June 30, 2014 to $1.7 million for the three months ended June 30, 2015.  This increase was primarily due to continued construction progress for two third-party on-campus development projects at the University of Toledo and Texas A&M University - Corpus Christi, which commenced construction in June 2014 and July 2014, respectively. In addition, two third-party development projects closed on bond financing and commenced construction during the respective quarters, each contributing approximately $1.1 million in revenue during the periods presented. During the three months ended June 30, 2014, a 492-bed project at the University of Toledo closed, and during the three months ended June 30, 2015, a 440-bed project at Northeastern Illinois University closed. Third party development revenue for the full year 2015 will be highly dependent upon the finalization of documents and commencement of construction of additional third-party development projects.

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

Third-Party Management Services Revenue

Third-party management services revenue increased by approximately $0.3 million, from $2.0 million during the three months ended June 30, 2014 to $2.3 million for the three months ended June 30, 2015.  The increase was primarily a result of revenue earned from newly awarded management contracts, and the recognition of incentive fees from another third party management contract during the three months ended June 30, 2015. We anticipate third-party management services revenue will increase as compared to 2014 for the reasons discussed above.

Third-Party Development and Management Services Expenses

Third-party development and management services expenses increased by approximately $1.3 million, from $2.7 million during the three months June 30, 2014 to $4.0 million for the three months ended June 30, 2015. This increase was primarily a result of the timing of new management contracts awarded in 2014 and 2015, an increase in the level of pursuits of potential third-party development projects, and general inflation. We anticipate third-party development and management services expenses will increase in 2015 as compared to 2014 for the reasons discussed above.
General and Administrative

General and administrative expenses increased by approximately $0.7 million, from $5.0 million during the three months ended June 30, 2014 to $5.7 million for the three months ended June 30, 2015. This increase was primarily due to additional expenses incurred in connection with enhancements to our operating system platforms, additional payroll, health care and benefits expense, public company costs and other general inflationary factors. We anticipate general and administrative expenses will increase in 2015 as compared to 2014 for the reasons discussed above.

Depreciation and Amortization

Depreciation and amortization increased by approximately $3.1 million, from $48.5 million during the three months ended June 30, 2014 to $51.6 million for the three months ended June 30, 2015.  This increase was primarily due to the completion of construction and opening of five owned development properties in June and August 2014, one mezzanine development property in August 2014, and one on-campus participating property in August 2014, which contributed approximately $2.7 million of additional depreciation and amortization expense during the three months ended June 30, 2015. In addition, property acquisition activity in October 2014 and the first six months of 2015 contributed approximately $3.2 million of additional depreciation and amortization expense during the three months ended June 30, 2015. These increases were offset by a decrease in depreciation and amortization expense of approximately $3.3 million related to the sale of one property in September 2014 and 17 properties in first six months of 2015.

We expect depreciation and amortization expense to increase in 2015 as a result of the completion of owned development projects placed into service in Fall 2014, the anticipated completion of four owned development projects in August and September 2015, and acquisitions occurring in 2015, offset by a reduction in depreciation and amortization related to the disposition of properties occurring in 2015.

Ground/Facility Leases

Ground/facility leases expense increased by approximately $0.4 million, from $1.6 million during the three months ended June 30, 2014 to $2.0 million for the three months ended June 30, 2015.  This increase was primarily due to the timing of ACE development projects placed into service during 2014, which contributed approximately $0.3 million of additional ground/facility leases expense during the three months ended June 30, 2015. The recently completed on-campus participating property placed into service in August 2014 contributed the remaining $0.1 million increase to ground/facility leases expense during the three months ended June 30, 2015. We anticipate ground/facility leases expense to increase in 2015 as compared to 2014 for the reasons discussed above, along with the planned completion of construction and commencement of operations of one ACE development project in September 2015.

Interest Expense

Interest expense decreased by approximately $0.4 million, from $21.0 million during the three months ended June 30, 2014 to $20.6 million for the three months ended June 30, 2015. We incurred additional interest expense as a result of the following: (i) an increase of approximately $3.9 million during the three months ended June 30, 2015 related to our $400 million offering of senior unsecured notes, which closed on June 24, 2014; (ii) approximately $0.4 million of additional interest related to mortgage and construction loan debt at recently completed development projects; and (iii) approximately $0.1 million of additional mortgage interest related to property acquisition activity in October of 2014 and the first six months of 2015. These increases were partially offset by the following: (i) a decrease of approximately $1.0 million during the three months ended June 30, 2015, related to the disposition of properties with outstanding mortgage debt; (ii) approximately $2.8 million related to the payoff of additional mortgage and construction loans during the past 15 months and the payoff of our secured agency facility on September 1, 2014; (iii) a decrease of approximately $0.7 million as a result of an increase in capitalized interest due to the timing and volume of construction activities on our owned development projects during the comparable three month periods; and (iv) a decrease of approximately $0.2 million related to a decrease in borrowings under our unsecured revolving credit facility during the comparable three month periods. We anticipate interest expense will increase in 2015 as compared to 2014 for the reasons discussed above, along with an anticipated bond offering in 2015, offset by a decrease in interest expense related to the expected payoff of outstanding mortgage loans that mature during the remainder of 2015.

Gain from Disposition of Real Estate

During the three months ended June 30, 2015, we sold seven wholly-owned properties containing 5,096 beds, resulting in a net gain from disposition of real estate of approximately $3.8 million. As discussed above, these properties do not represent a strategic shift in our operations and no longer qualify as discontinued operations. As such, these gains are classified within income from continuing operations on the consolidated statements of comprehensive income. Refer to Note 4 in the accompanying Notes to Consolidated Financial Statements contained in Item 1 for additional details regarding the disposal of these properties.

Loss from Early Extinguishment of Debt

During the three months ended June 30, 2015, we incurred approximately $1.2 million of losses associated with the early pay off of two mortgage loans in connection with the sale of two wholly-owned properties.

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

Comparison of the Six Months Ended June 30, 2015 and June 30, 2014

The following table presents our results of operations for the six months ended June 30, 2015 and 2014, including the amount and percentage change in these results between the two periods.

	Six Months Ended June 30,
	2015	2014	Change ($)	Change (%)
Revenues
Wholly-owned properties	$347,366	$335,006	$12,360	3.7%
On-campus participating properties	14,904	12,923	1,981	15.3%
Third-party development services	2,241	1,768	473	26.8%
Third-party management services	4,325	3,982	343	8.6%
Resident services	1,531	1,481	50	3.4%
Total revenues	370,367	355,160	15,207	4.3%

Operating expenses
Wholly-owned properties	156,261	151,842	4,419	2.9%
On-campus participating properties	5,610	5,262	348	6.6%
Third-party development and management services	6,999	5,506	1,493	27.1%
General and administrative	10,581	9,352	1,229	13.1%
Depreciation and amortization	102,229	96,625	5,604	5.8%
Ground/facility leases	4,059	3,145	914	29.1%
Total operating expenses	285,739	271,732	14,007	5.2%

Operating income	84,628	83,428	1,200	1.4%

Nonoperating income and (expenses)
Interest income	2,197	2,068	129	6.2%
Interest expense	(42,574)	(42,079)	(495)	1.2%
Amortization of deferred financing costs	(2,717)	(2,960)	243	(8.2)%
Gain from disposition of real estate	48,042	—	48,042	100.0%
Loss from early extinguishment of debt	(1,770)	—	(1,770)	100.0%
Total nonoperating income (expenses)	3,178	(42,971)	46,149	(107.4)%

Income before income taxes and discontinued operations	87,806	40,457	47,349	117.0%
Income tax provision	(621)	(579)	(42)	7.3%
Income from continuing operations	87,185	39,878	47,307	118.6%

Discontinued operations
Loss attributable to discontinued operations	—	(123)	123	(100.0)%
Gain from disposition of real estate	—	2,843	(2,843)	(100.0)%
Total discontinued operations	—	2,720	(2,720)	(100.0)%

Net income	87,185	42,598	44,587	104.7%

Net income attributable to noncontrolling interests
Redeemable noncontrolling interests	(993)	(586)	(407)	69.5%
Partially owned properties	(415)	(176)	(239)	135.8%
Net income attributable to noncontrolling interests	(1,408)	(762)	(646)	84.8%
Net income attributable to ACC, Inc. and subsidiaries common stockholders	$85,777	$41,836	$43,941	105.0%

Wholly-Owned Properties Operations

A reconciliation of our same store, new property and sold property operations to our consolidated statements of comprehensive income is set forth below:

	Same Store Properties			New Properties(1)		Sold Properties(2)		Total - All Properties(3)
	Six Months Ended June 30,			Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2015		2014	2015	2014	2014	2013	2015	2014
Number of properties	132		132	14	2	18	18	164	152
Number of beds	78,074	(4)	78,094	8,024	1,152	11,577	11,577	97,675	90,823

Revenues(5)	$306,493		$296,980	$27,871	$7,400	$14,533	$32,107	$348,897	$336,487
Operating expenses	136,092		133,663	13,142	3,278	7,027	14,901	156,261	151,842

(1)
Does not include properties under construction as of June 30, 2015.  Number of properties and number of beds also excludes properties undergoing redevelopment as of June 30, 2015, although the results of operations of those properties are included in new property revenues and operating expenses prior to commencement of redevelopment activities.

(2)
Includes The Enclave, a 480-bed wholly-owned property that was sold in September 2014 along with ten wholly-owned properties that were sold in the first quarter of 2015 and seven wholly-owned properties sold in the second quarter 2015. Due to a recent change in accounting guidance, these disposals along with future disposals of individual operating properties or portfolios that do not represent a strategic shift in our operations will no longer qualify as discontinued operations and will be classified within income from continuing operations on the consolidated statements of comprehensive income. As a result, the operations of these 18 properties are included in the table above in order to reconcile wholly-owned revenues and wholly-owned operating expenses on the accompanying consolidated statements of comprehensive income. Refer to Note 4 in the accompanying Notes to Consolidated Financial Statements contained in Item 1 for a more detailed discussion of our recent disposition activity.

(3)	Excludes Hawks Landing, a property that was sold in February 2014 which is classified within discontinued operations on the accompanying consolidated statements of comprehensive income.

(4)	The difference in number of beds for the comparable periods is due to the sale of one building containing 20 beds at one of our wholly-owned properties in October 2014.

(5)	Includes revenues which are reflected as resident services revenue on the accompanying consolidated statements of comprehensive income.

Same Store Properties.  The increase in revenue from our same store properties was primarily due to an increase in average rental rates from the 2013/2014 to the 2014/2015 academic years and an increase in average occupancy from 94.6% during the six months ended June 30, 2014 to 95.4% for the six months ended June 30, 2015.

The increase in operating expenses from our same store properties was primarily due to the same factors that contributed to the increase in operating expenses for the three months ended June 30, 2015, as discussed above.

New Property Operations.  Our new properties for the six months ended June 30, 2015 are summarized in the table of new properties contained in the discussion of our results of operations for the three months ended June 30, 2015 and 2014.

On-Campus Participating Properties (“OCPP”) Operations

Same Store OCPP Properties. We had four participating properties containing 4,519 beds which were operating during the six months ended June 30, 2015 and 2014. Revenues from these properties remained relatively constant at $12.9 million for both six month periods ended June 30, 2015 and 2014. Operating expenses at these properties also remained relatively constant at $5.1 million for the six months ended June 30, 2015 compared to $5.3 million for the six months ended June 30, 2014.

New Property Operations. In August 2014, we completed construction on College Park, a 567-bed on-campus participating property serving students attending West Virginia University. This property contributed additional revenue and operating expenses of approximately $2.0 million and $0.5 million, respectively, during the six months ended June 30, 2015.

Third-Party Development Services Revenue

Third-party development services revenue increased by approximately $0.4 million, from $1.8 million during the six months ended June 30, 2014 to $2.2 million for the six months ended June 30, 2015.  This increase was primarily due to the same factors that contributed to the increase for the three months ended June 30, 2015, as discussed above.

Third-Party Management Services Revenue

Third-party management services revenue increased by approximately $0.3 million, from $4.0 million during the six months ended June 30, 2014 to $4.3 million for the six months ended June 30, 2015.  This increase was primarily due to the same factors that contributed to the increase for the three months ended June 30, 2015, as discussed above

Third-Party Development and Management Services Expenses

Third-party development and management services expenses increased by approximately $1.5 million, from $5.5 million during the six months ended June 30, 2014 to $7.0 million for the six months ended June 30, 2015. This increase was primarily due to the same factors that contributed to the increase for the three months ended June 30, 2015, as discussed above.
General and Administrative

General and administrative expenses increased by approximately $1.2 million, from $9.4 million during the six months ended June 30, 2014 to $10.6 million for the six months ended June 30, 2015. This increase was primarily due to the same factors that contributed to the increase for the three months ended June 30, 2015, as discussed above.

Depreciation and Amortization

Depreciation and amortization increased by approximately $5.6 million, from $96.6 million during the six months ended June 30, 2014 to $102.2 million for the six months ended June 30, 2015.  This increase was primarily due to the completion of construction and opening of five owned development properties in June and August 2014, one mezzanine development property in August 2014, and one on-campus participating property in August 2014, which contributed approximately $5.6 million of additional depreciation and amortization expense during the six months ended June 30, 2015. In addition, property acquisition activity in October 2014 and the first six months of 2015 contributed approximately $4.5 million of additional depreciation and amortization expense during the six months ended June 30, 2015. These increases were offset by a decrease in depreciation and amortization expense of approximately $4.7 million related to the sale of one property in September 2014 and 17 properties in the first six months of 2015.

Ground/Facility Leases

Ground/facility leases expense increased by approximately $1.0 million, from $3.1 million during the six months ended June 30, 2014 to $4.1 million for the six months ended June 30, 2015.  This increase was primarily due to the timing of ACE development projects placed into service during 2014, which contributed approximately $0.6 million of additional ground/facility leases expense during the six months ended June 30, 2015. In addition, the recently completed on-campus participating property placed into service in August 2014 contributed $0.3 million of the increase to ground/facility leases expense during the six months ended June 30, 2015.
Interest Expense

Interest expense increased by approximately $0.5 million, from $42.1 million during the six months ended June 30, 2014 to $42.6 million for the six months ended June 30, 2015. We incurred additional interest expense as a result of the following: (i) an increase of approximately $8.1 million during the six months ended June 30, 2015 related to our $400 million offering of senior unsecured notes, which closed on June 24, 2014; and (ii) approximately $0.9 million of additional interest related to mortgage and construction loan debt at recently completed development projects. These increases were partially offset by the following: (i) a decrease of approximately $1.3 million during the six months ended June 30, 2015, related to the disposition of properties with outstanding mortgage debt; (ii) a decrease of $5.2 million related to the payoff of additional mortgage and construction loans during the past 15 months and the payoff of our secured agency facility on September 1, 2014; (iii) a decrease of approximately $1.3 million as a result of an increase in capitalized interest due to the timing and volume of construction activities on our owned development projects during the comparable six month periods; and (iv) a decrease of approximately $0.7 million related to a decrease in borrowings under our unsecured revolving credit facility during the comparable six month periods.

Gain from Disposition of Real Estate

During the six months ended June 30, 2015, we sold 17 wholly-owned properties containing 11,097 beds, resulting in a net gain from disposition of real estate of approximately $48.0 million. Refer to Note 4 in the accompanying Notes to Consolidated Financial Statements contained in Item 1 for additional details regarding the disposal of these properties.

Loss from Early Extinguishment of Debt

During the six months ended June 30, 2015, we incurred approximately $1.8 million of losses associated with the early pay off of four mortgage loans in connection with the sale of four wholly-owned properties.

Discontinued Operations

Discontinued operations on the accompanying consolidated statements of comprehensive income for the six months ended June 30, 2014 includes Hawks Landing, a wholly-owned property that was sold in February 2014. As discussed in Note 4 in the accompanying Notes to Consolidated Financial Statements contained in Item 1, the disposal of Hawks Landing was not subject to the new accounting guidance for discontinued operations because it was classified as held for sale as of December 31, 2013.

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

Liquidity and Capital Resources

Cash Balances and Cash Flows

As of June 30, 2015, excluding our on-campus participating properties, we had $33.8 million in cash and cash equivalents and restricted cash as compared to $45.5 million in cash and cash equivalents and restricted cash as of December 31, 2014.  Restricted cash primarily consists of escrow accounts held by lenders and resident security deposits, as required by law in certain states, and funds held in escrow in connection with potential acquisition and development opportunities.  The following discussion relates to changes in cash due to operating, investing and financing activities, which are presented in our consolidated statements of cash flows included in Item 1.

Operating Activities: For the six months ended June 30, 2015, net cash provided by operating activities was approximately $127.3 million, as compared to approximately $113.3 million for the six months ended June 30, 2014, an increase of $14.0 million.  This increase in cash provided by operating activities was primarily due to operating cash flows provided from the timing of the acquisition of properties purchased in last half of 2014 and the first six months of 2015 and the completion of construction and opening of six owned development projects and one on-campus participating project in Fall 2014, offset by the sale of properties during the first six months of 2015.

Investing Activities:  Investing activities utilized approximately $38.9 million and $175.0 million for the six months ended June 30, 2015 and 2014, respectively.  The $136.1 million decrease in cash utilized in investing activities was primarily a result of the following: (i) a $394.6 million increase in proceeds from the disposition of wholly owned properties as we sold 17 properties during the six months ended June 30, 2015, as compared to one property during the the comparable three month period in 2014; (ii) a $20.3 million decrease in cash used during the six months ended June 30, 2015 to fund the construction of an on-campus participating property located in Morgantown, West Virgina which opened for occupancy in August 2014; and (iii) an $14.5 million decrease in cash used to fund the construction of our wholly-owned development properties, related to the timing of construction commencement and completion of our owned development pipeline. These decreases in cash utilized in investing activities were partially offset by (i) a $275.0 million increase in cash paid to acquire properties and undeveloped land parcels; (ii) a $7.5 million increase in cash restricted for escrow deposits related to future acquisitions; (iii) a decrease related to the repayment of a $3.0 million loan to a third-party developer during the six months ended June 30, 2014; and (iv) a $2.7 million increase in cash used to fund capital expenditures at our wholly-owned properties during the comparable six month periods.

Financing Activities: Cash used in financing activities for the six months ended June 30, 2015 totaled approximately $104.6 million million as compared to $87.3 million in cash provided by financing activities during the six months ended June 30, 2014.  The

$191.9 million decrease in cash provided by financing activities was primarily a result of the following: (i) $399.4 million in cash provided by the issuance of unsecured notes in June of 2014; (ii) a $123.8 million increase in cash used to pay off maturing mortgage and construction debt during the comparable six month periods; (iii) a $20.0 million decrease in construction loan proceeds during the comparable six month periods as the development and construction of an on-campus participating property, which opened for occupancy in August 2014, was financed with a construction loan; and (iv) a $10.0 million increase in distributions to stockholders during the comparable six month periods, as a result of the recent issuance of common stock under our at-the-market share offering program (“ATM Equity Program”) discussed below and an increase to the quarterly dividend per share of common stock in May 2014 and May 2015. These decreases in cash provided by financing activities were partially offset by the following: (i) the issuance of common stock under our ATM Equity Program during the six months ended June 30, 2015, which raised $214.4 million in net proceeds; (ii) a $137.6 million decrease in net pay downs on our revolving credit facility; and (iii) $8.8 million paid in the second quarter of 2014 for debt issuance costs and the termination of our forward operating swap.

Liquidity Needs, Sources and Uses of Capital

As of June 30, 2015, our short-term liquidity needs included, but were not limited to, the following: (i) anticipated distribution payments to our common and restricted stockholders totaling approximately $180.8 million based on an assumed annual cash distribution of $1.60 per share based on the number of our shares outstanding as of June 30, 2015, (ii) anticipated distribution payments to our Operating Partnership unitholders totaling approximately $2.5 million based on an assumed annual distribution of $1.60 per common unit and a cumulative preferential per annum cash distribution rate of 5.99% on our Series A preferred units based on the number of units outstanding as of June 30, 2015, (iii) pay off of approximately $58.8 million of outstanding fixed rate mortgage debt scheduled to mature during the next 12 months, (iv) estimated development costs over the next 12 months totaling approximately $221.2 million for our wholly-owned properties currently under construction, (v) funds for other development projects scheduled to commence construction during the next 12 months, and (vi) potential future property acquisitions, including mezzanine financed developments.

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

On August 5, 2015, we declared a distribution per share of $0.40, which will be paid on August 27, 2015 to all common stockholders of record as of August 17, 2015.  At the same time, the Operating Partnership will pay an equivalent amount per unit to holders of Common Units, as well as the quarterly cumulative preferential distribution to holders of Series A Preferred Units.

Pre-Development Expenditures

Our third-party and owned development activities have historically required us to fund pre-development expenditures such as architectural fees, permits and deposits.  The closing and/or commencement of construction of these development projects is subject to a number of risks such as our inability to obtain financing on favorable terms and delays or refusals in obtaining necessary zoning, land use, building, and other required governmental permits and authorizations  As such, we cannot always predict accurately the liquidity needs of these activities.  We frequently incur these pre-development expenditures before a financing commitment and/or required permits and authorizations have been obtained.  Accordingly, we bear the risk of the loss of these pre-development expenditures if financing cannot ultimately be arranged on acceptable terms or we are unable to successfully obtain the required permits and authorizations.  Historically, our third-party and owned development projects have been successfully structured and financed; however, these developments have at times been delayed beyond the period initially scheduled, causing revenue to be recognized in later periods.  As of June 30, 2015, we have deferred approximately $6.8 million in pre-development costs related to third-party and owned development projects that have not yet commenced construction.

Indebtedness

A summary of our consolidated indebtedness as of June 30, 2015 is as follows:

	Amount	% of Total	Weighted Average Rates	Weighted Average Maturities (years)
Secured	$1,050,332	39.2%	5.23%	5.4 Years
Unsecured	1,629,400	60.8%	2.98%	5.4 Years
Total consolidated debt	$2,679,732	100.0%	3.86%	5.4 Years

Fixed rate debt
Secured
Project-based taxable bonds (1)	$39,785	1.5%	7.56%	9.2 Years
Construction (2)	44,200	1.6%	3.85%	30.1 Years
Mortgage (3)	966,347	36.1%	5.20%	4.1 Years
Unsecured
3.750% Notes, due April 2023 (4)	400,000	14.9%	3.75%	7.8 Years
4.125% Notes, due July 2024 (5)	400,000	14.9%	4.25%	9.0 Years
Term loan (6) (7)	350,000	13.1%	2.39%	1.5 Years
Total - fixed rate debt	2,200,332	82.1%	4.33%	5.9 Years

Variable rate debt:
Unsecured
Revolving credit facility (7)	229,400	8.6%	1.74%	2.7 Years
Term loan (7)	250,000	9.3%	1.69%	3.7 Years
Total - variable rate debt	479,400	17.9%	1.71%	3.2 Years
Total consolidated debt	$2,679,732	100.0%	3.86%	5.4 Years

(1)	Three of our on-campus participating properties are 100% financed with project-based taxable bonds.

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

(3)
A total of 43 of our properties are encumbered with mortgage debt. Balance excludes net unamortized debt premiums and debt discounts related to mortgage loans assumed in connection with property acquisitions of approximately $55.4 million and $0.3 million, respectively.

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

Funds From Operations (“FFO”)

The National Association of Real Estate Investment Trusts (“NAREIT”) currently defines FFO as net income or loss computed in accordance with generally accepted accounting principles (“GAAP”), excluding gains or losses from depreciable operating property sales, impairment charges and real estate depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.  We present FFO because we consider it an important supplemental measure of our operating performance and believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of REITs, many of which present FFO when reporting their results.  FFO excludes GAAP historical cost depreciation and amortization of real estate and related assets, which assumes that the value of real estate diminishes ratably over time.  Historically, however, real estate values have risen or fallen with market conditions.  We therefore believe that FFO provides a performance measure that, when compared year over year, reflects the impact to operations from trends in occupancy rates, rental rates, operating costs, and interest costs, among other items, providing perspective not immediately apparent from net income.  We compute FFO in accordance with standards established by the Board of Governors of NAREIT in its March 1995 White Paper (as amended in November 1999 and April 2002), which may differ from the methodology for calculating FFO utilized by other equity REITs and, accordingly, may not be comparable to such other REITs.

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

The following table presents a reconciliation of our net income attributable to common shareholders to FFO and FFOM:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income attributable to ACC, Inc. and Subsidiaries common stockholders	$15,580	$13,438	$85,777	$41,836
Noncontrolling interests	338	293	1,408	762
Gain from disposition of real estate	(3,790)	—	(48,042)	(2,843)
Real estate related depreciation and amortization	50,985	47,884	101,009	95,652
Funds from operations (“FFO”) attributable to common stockholders and OP unitholders	63,113	61,615	140,152	135,407

Elimination of operations of on-campus participating properties:
Net income from on-campus participating properties	969	880	(1,699)	(1,991)
Amortization of investment in on-campus participating properties	(1,735)	(1,228)	(3,451)	(2,440)
	62,347	61,267	135,002	130,976
Modifications to reflect operational performance of on-campus participating properties:
Our share of net cash flow (1)	739	650	1,614	1,277
Management fees	241	209	668	584
On-campus participating properties development fees (2)	—	191	—	428
Impact of on-campus participating properties	980	1,050	2,282	2,289
Property acquisition costs	683	—	2,213	—
Elimination of loss from early extinguishment of debt (3)	1,175	—	1,770	—
Funds from operations – modified (“FFOM”) attributable to common stockholders and OP unitholders	$65,185	$62,317	$141,267	$133,265

FFO per share – diluted	$0.55	$0.58	$1.23	$1.27
FFOM per share – diluted	$0.57	$0.58	$1.24	$1.25
Weighted average common shares outstanding – diluted	114,541,910	106,947,442	113,762,540	106,923,696

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

(3)
Represents losses associated with the early pay-off of mortgage loans for four properties sold during the six months ended June 30, 2015. Such costs are excluded from gains from disposition of real estate reported in accordance with GAAP. However, we view the losses from early extinguishment of debt associated with the sales of real estate as an incremental cost of the sale transactions because we extinguished the debt in connection with the consummation of the sale transactions and we had no intent to extinguish the debt absent such transactions. We believe that adjusting FFO to exclude these losses more appropriately reflects the results of our operations exclusive of the impact of our disposition transactions.

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

Dated:	August 6, 2015

AMERICAN CAMPUS COMMUNITIES, INC.

By:	/s/ William C. Bayless, Jr.

William C. Bayless, Jr. President and Chief Executive Officer

By:	/s/ Jonathan A. Graf

Jonathan A. Graf Executive Vice President, Chief Financial Officer, Treasurer and Secretary

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	August 6, 2015

AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P.
By: American Campus Communities Holdings, LLC, its general partner
By: American Campus Communities, Inc., its sole member

By:	/s/ William C. Bayless, Jr.

William C. Bayless, Jr. President and Chief Executive Officer

By:	/s/ Jonathan A. Graf

Jonathan A. Graf Executive Vice President, Chief Financial Officer, Treasurer and Secretary