Form 10-Q
period 2015-09-30
AMERICAN CAMPUS COMMUNITIES INC
filed 2015-11-06
CIK 1283630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015.

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

There were 112,329,389 shares of the American Campus Communities, Inc.’s common stock with a par value of $0.01 per share outstanding as of the close of business on November 2, 2015.

EXPLANATORY NOTE

This report combines the reports on Form 10-Q for the quarterly period ended September 30, 2015 of American Campus Communities, Inc. and American Campus Communities Operating Partnership, L.P.  Unless stated otherwise or the context otherwise requires, references to “ACC” mean American Campus Communities, Inc., a Maryland real estate investment trust (“REIT”), and references to “ACCOP” mean American Campus Communities Operating Partnership, L.P., a Maryland limited partnership.  References to the “Company,” “we,” “us” or “our” mean collectively ACC, ACCOP and those entities/subsidiaries owned or controlled by ACC and/or ACCOP.  References to the “Operating Partnership” mean collectively ACCOP and those entities/subsidiaries owned or controlled by ACCOP. The following chart illustrates the Company’s and the Operating Partnership’s corporate structure:

American Campus Communities, Inc.
(Limited Partner)
100.0%
American Campus Communities
Holdings, LLC.
(General Partner)
98.6%
less than 1%
American Campus Communities
Operating Partnership, L.P.
1.4%
Other Limited
Partners
Property Owning
Entities/Subsidiaries
Company
Operating
Partnership

The general partner of ACCOP is American Campus Communities Holdings, LLC (“ACC Holdings”), an entity that is wholly-owned by ACC. As of September 30, 2015, ACC Holdings held an ownership interest in ACCOP of less than 1%. The limited partners of ACCOP are ACC and other limited partners consisting of current and former members of management and nonaffiliated third parties.  As of September 30, 2015, ACC owned an approximate 98.6% limited partnership interest in ACCOP.  As the sole member of the general partner of ACCOP, ACC has exclusive control of ACCOP’s day-to-day management.  Management operates the Company and the Operating Partnership as one business. The management of ACC consists of the same members as the management of ACCOP. The Company is structured as an umbrella partnership REIT (“UPREIT”) and ACC contributes all net proceeds from its various equity offerings to the Operating Partnership. In return for those contributions, ACC receives a number of units of the Operating Partnership (“OP Units,” see definition below) equal to the number of common shares it has issued in the equity offering. Contributions of properties to the Company can be structured as tax-deferred transactions through the issuance of OP Units in the Operating Partnership. Based on the terms of ACCOP’s partnership agreement, OP Units can be exchanged for ACC’s common shares on a one-for-one basis. The Company maintains a one-for-one relationship between the OP Units of the Operating Partnership issued to ACC and ACC Holdings and the common shares issued to the public. The Company believes that combining the reports on Form 10-Q of ACC and ACCOP into this single report provides the following benefits:

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

FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2015
 TABLE OF CONTENTS

		PAGE NO.

PART I.

Item 1.	Consolidated Financial Statements of American Campus Communities, Inc. and Subsidiaries:

	Consolidated Balance Sheets as of September 30, 2015 (unaudited) and December 31, 2014	1

	Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2015 and 2014 (all unaudited)	2

	Consolidated Statement of Changes in Equity for the nine months ended September 30, 2015 (unaudited)	3

	Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014 (all unaudited)	4

	Consolidated Financial Statements of American Campus Communities Operating Partnership, L.P. and Subsidiaries:

	Consolidated Balance Sheets as of September 30, 2015 (unaudited) and December 31, 2014	6

	Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2015 and 2014 (all unaudited)	7

	Consolidated Statement of Changes in Capital for the nine months ended September 30, 2015 (unaudited)	8

	Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014 (all unaudited)	9

	Notes to Consolidated Financial Statements of American Campus Communities, Inc. and Subsidiaries and American Campus Communities Operating Partnership, L.P. and Subsidiaries (unaudited)	11

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	35

Item 3.	Quantitative and Qualitative Disclosure about Market Risk	52

Item 4.	Controls and Procedures	52

PART II.

Item 1.	Legal Proceedings	53

Item 1A.	Risk Factors	53

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	53

Item 3.	Defaults Upon Senior Securities	53

Item 4.	Mine Safety Disclosures	53

Item 5.	Other Information	53

Item 6.	Exhibits	54

SIGNATURES		55

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2015	December 31, 2014
	(Unaudited)
Assets

Investments in real estate:
Wholly-owned properties, net	$5,537,735	$5,308,707
Wholly-owned properties held for sale	—	131,014
On-campus participating properties, net	91,351	94,128
Investments in real estate, net	5,629,086	5,533,849

Cash and cash equivalents	45,230	25,062
Restricted cash	36,380	31,937
Student contracts receivable, net	24,129	10,145
Other assets	291,277	233,755

Total assets	$6,026,102	$5,834,748

Liabilities and equity

Liabilities:
Secured mortgage, construction and bond debt	$1,123,651	$1,331,914
Unsecured notes	1,197,678	798,305
Unsecured term loans	600,000	600,000
Unsecured revolving credit facility	—	242,500
Accounts payable and accrued expenses	81,020	70,629
Other liabilities	167,357	121,645
Total liabilities	3,169,706	3,164,993

Commitments and contingencies (Note 14)

Redeemable noncontrolling interests	59,969	54,472

Equity:
American Campus Communities, Inc. and Subsidiaries stockholders’ equity:
Common stock, $0.01 par value, $800,000,000 shares authorized, 112,329,389 and 107,175,236 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	1,123	1,072
Additional paid in capital	3,326,515	3,102,540
Accumulated earnings and dividends	(533,708)	(487,986)
Accumulated other comprehensive loss	(8,207)	(6,072)
Total American Campus Communities, Inc. and Subsidiaries stockholders’ equity	2,785,723	2,609,554
Noncontrolling interests - partially owned properties	10,704	5,729
Total equity	2,796,427	2,615,283

Total liabilities and equity	$6,026,102	$5,834,748

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues
Wholly-owned properties	$170,275	$171,816	$517,641	$506,822
On-campus participating properties	6,565	5,786	21,469	18,709
Third-party development services	937	1,856	3,178	3,624
Third-party management services	2,261	1,769	6,586	5,751
Resident services	778	709	2,309	2,190
Total revenues	180,816	181,936	551,183	537,096

Operating expenses
Wholly-owned properties	96,411	98,232	252,672	250,074
On-campus participating properties	3,557	3,003	9,167	8,265
Third-party development and management services	3,555	2,988	10,554	8,589
General and administrative	5,086	4,700	15,667	13,957
Depreciation and amortization	51,874	49,576	154,103	146,201
Ground/facility leases	1,782	2,206	5,841	5,351
Provision for real estate impairment	—	2,377	—	2,377
Total operating expenses	162,265	163,082	448,004	434,814

Operating income	18,551	18,854	103,179	102,282

Nonoperating income and (expenses)
Interest income	1,099	1,055	3,296	3,123
Interest expense	(21,053)	(23,794)	(63,627)	(65,873)
Amortization of deferred financing costs	(1,315)	(1,543)	(4,032)	(4,503)
Gain (loss) from disposition of real estate	4,657	(67)	52,699	(67)
Loss from early extinguishment of debt	—	—	(1,770)	—
Other nonoperating income	388	—	388	—
Total nonoperating expenses	(16,224)	(24,349)	(13,046)	(67,320)

Income (loss) before income taxes and discontinued operations	2,327	(5,495)	90,133	34,962
Income tax provision	(311)	(290)	(932)	(869)
Income (loss) from continuing operations	2,016	(5,785)	89,201	34,093
Discontinued operations:
Loss attributable to discontinued operations	—	—	—	(123)
Gain from disposition of real estate	—	—	—	2,843
Total discontinued operations	—	—	—	2,720
Net income (loss)	2,016	(5,785)	89,201	36,813
Net (income) loss attributable to noncontrolling interests
Redeemable noncontrolling interests	(69)	19	(1,062)	(567)
Partially owned properties	(92)	(81)	(507)	(257)
Net income attributable to noncontrolling interests	(161)	(62)	(1,569)	(824)
Net income (loss) attributable to ACC, Inc. and Subsidiaries common stockholders	$1,855	$(5,847)	$87,632	$35,989

Other comprehensive (loss) income
Change in fair value of interest rate swaps	(1,420)	2,073	(2,443)	(3,797)
Comprehensive income (loss)	$435	$(3,774)	$85,189	$32,192

Income (loss) per share attributable to ACC, Inc. and Subsidiaries common stockholders - basic
Income (loss) from continuing operations per share	$0.01	$(0.06)	$0.78	$0.31
Net income (loss) per share	$0.01	$(0.06)	$0.78	$0.34

Income (loss) per share attributable to ACC, Inc. and Subsidiaries common stockholders - diluted
Income (loss) from continuing operations per share	$0.01	$(0.06)	$0.77	$0.31
Net income (loss) per share	$0.01	$(0.06)	$0.77	$0.33

Weighted-average common shares outstanding
Basic	112,323,520	104,968,616	111,867,257	104,903,344
Diluted	112,980,208	104,968,616	113,911,864	105,605,755

Distributions declared per common share	$0.40	$0.38	$1.18	$1.12

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(unaudited, in thousands, except share data)

	Common Shares	Par Value of Common Shares	Additional Paid in Capital	Accumulated Earnings and Dividends	Accumulated Other Comprehensive Loss	Noncontrolling Interests – Partially Owned Properties	Total
Equity, December 31, 2014	107,175,236	$1,072	$3,102,540	$(487,986)	$(6,072)	$5,729	$2,615,283
Adjustments to reflect redeemable noncontrolling interests at fair value	—	—	5,352	—	—	—	5,352
Amortization of restricted stock awards	—	—	5,680	—	—	—	5,680
Vesting of restricted stock awards and restricted stock units	132,657	1	(2,146)	—	—	—	(2,145)
Distributions to common and restricted stockholders	—	—	—	(133,354)	—	—	(133,354)
Distributions to noncontrolling interests - partially owned properties	—	—	—	—	—	(618)	(618)
Increase in ownership of consolidated subsidiary	—	—	(208)	—	—	(1,500)	(1,708)
Conversion of operating partnership units to common stock	87,831	1	2,663	—	—	—	2,664
Net proceeds from sale of common stock	4,933,665	49	212,634	—	—	—	212,683
Change in fair value of interest rate swaps	—	—	—	—	(2,443)	—	(2,443)
Amortization of interest rate swap terminations	—	—	—	—	308	—	308
Contributions by noncontrolling partners	—	—	—	—	—	6,586	6,586
Net income	—	—	—	87,632	—	507	88,139
Equity, September 30, 2015	112,329,389	$1,123	$3,326,515	$(533,708)	$(8,207)	$10,704	$2,796,427

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2015	2014
Operating activities
Net income	$89,201	$36,813
Adjustments to reconcile net income to net cash provided by operating activities:
Gains from disposition of real estate	(52,699)	(2,776)
Gain from insurance settlement	(388)	—
Loss from early extinguishment of debt	1,770	—
Impairment of real estate	—	2,377
Depreciation and amortization	154,103	146,248
Amortization of deferred financing costs and debt premiums/discounts	(4,726)	(5,067)
Share-based compensation	6,335	5,513
Income tax provision	932	869
Amortization of interest rate swap terminations	308	118
Changes in operating assets and liabilities:
Restricted cash	(2,286)	(4)
Student contracts receivable, net	(15,051)	(5,474)
Other assets	(16,852)	(11,255)
Accounts payable and accrued expenses	(12,042)	4,621
Other liabilities	27,454	29,063
Net cash provided by operating activities	176,059	201,046

Investing activities
Proceeds from disposition of properties	427,055	7,312
Proceeds from disposition of land	150	1,681
Cash paid for property acquisitions	(298,202)	(9,120)
Cash paid for land acquisitions	(41,855)	(3,513)
Capital expenditures for wholly-owned properties	(70,022)	(63,182)
Investments in wholly-owned properties under development	(140,725)	(194,961)
Capital expenditures for on-campus participating properties	(2,389)	(1,727)
Investment in on-campus participating property under development	—	(25,007)
Proceeds from loans receivable	—	2,984
Change in escrow deposits for investment transactions	87	1,157
Change in restricted cash related to capital reserves	3,156	2,183
Proceeds from insurance settlement	388	—
Increase in ownership of consolidated subsidiary	(1,708)	—
Purchase of corporate furniture, fixtures and equipment	(6,579)	(3,278)
Net cash used in investing activities	(130,644)	(285,471)

Financing activities
Proceeds from unsecured notes	399,244	399,444
Proceeds from sale of common stock	216,666	5,984
Offering costs	(3,250)	(107)
Pay-off of mortgage and construction loans	(244,771)	(125,191)
Loss from early extinguishment of debt	(1,770)	—
Proceeds from revolving credit facilities	626,300	426,900
Pay downs of revolving credit facilities	(868,800)	(526,850)
Proceeds from construction loans	258	26,261
Scheduled principal payments on debt	(10,717)	(12,118)
Debt issuance and assumption costs	(2,725)	(5,019)
Termination of forward starting interest rate swaps	—	(4,122)
Distributions to common and restricted stockholders	(133,354)	(118,310)
Distributions to noncontrolling partners	(2,328)	(1,786)
Net cash (used in) provided by financing activities	(25,247)	65,086

Net change in cash and cash equivalents	20,168	(19,339)
Cash and cash equivalents at beginning of period	25,062	38,751
Cash and cash equivalents at end of period	$45,230	$19,412

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2015	2014
Supplemental disclosure of non-cash investing and financing activities
Loans assumed in connection with property acquisitions	$(69,423)	$—
Issuance of common units in connection with property acquisitions	$(14,182)	$—
Change in fair value of derivative instruments, net	$(2,443)	$325
Supplemental disclosure of cash flow information
Interest paid	$74,620	$76,764

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)

	September 30, 2015	December 31, 2014
	(Unaudited)
Assets

Investments in real estate:
Wholly-owned properties, net	$5,537,735	$5,308,707
Wholly-owned properties held for sale	—	131,014
On-campus participating properties, net	91,351	94,128
Investments in real estate, net	5,629,086	5,533,849

Cash and cash equivalents	45,230	25,062
Restricted cash	36,380	31,937
Student contracts receivable, net	24,129	10,145
Other assets	291,277	233,755

Total assets	$6,026,102	$5,834,748

Liabilities and capital

Liabilities:
Secured mortgage, construction and bond debt	$1,123,651	$1,331,914
Unsecured notes	1,197,678	798,305
Unsecured term loans	600,000	600,000
Unsecured revolving credit facility	—	242,500
Accounts payable and accrued expenses	81,020	70,629
Other liabilities	167,357	121,645
Total liabilities	3,169,706	3,164,993

Commitments and contingencies (Note 14)

Redeemable limited partners	59,969	54,472

Capital:
Partners’ capital:
General partner -12,222 OP units outstanding at both September 30, 2015 and December 31, 2014	95	100
Limited partner -112,317,167 and 107,163,014 OP units outstanding at September 30, 2015 and December 31, 2014, respectively	2,793,835	2,615,526
Accumulated other comprehensive loss	(8,207)	(6,072)
Total partners’ capital	2,785,723	2,609,554
Noncontrolling interests - partially owned properties	10,704	5,729
Total capital	2,796,427	2,615,283

Total liabilities and capital	$6,026,102	$5,834,748

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands, except unit and per unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues
Wholly-owned properties	$170,275	$171,816	$517,641	$506,822
On-campus participating properties	6,565	5,786	21,469	18,709
Third-party development services	937	1,856	3,178	3,624
Third-party management services	2,261	1,769	6,586	5,751
Resident services	778	709	2,309	2,190
Total revenues	180,816	181,936	551,183	537,096

Operating expenses
Wholly-owned properties	96,411	98,232	252,672	250,074
On-campus participating properties	3,557	3,003	9,167	8,265
Third-party development and management services	3,555	2,988	10,554	8,589
General and administrative	5,086	4,700	15,667	13,957
Depreciation and amortization	51,874	49,576	154,103	146,201
Ground/facility leases	1,782	2,206	5,841	5,351
Provision for real estate impairment	—	2,377	—	2,377
Total operating expenses	162,265	163,082	448,004	434,814

Operating income	18,551	18,854	103,179	102,282

Nonoperating income and (expenses)
Interest income	1,099	1,055	3,296	3,123
Interest expense	(21,053)	(23,794)	(63,627)	(65,873)
Amortization of deferred financing costs	(1,315)	(1,543)	(4,032)	(4,503)
Gain (loss) from disposition of real estate	4,657	(67)	52,699	(67)
Loss from early extinguishment of debt	—	—	(1,770)	—
Other nonoperating income	388	—	388	—
Total nonoperating expenses	(16,224)	(24,349)	(13,046)	(67,320)
Income (loss) before income taxes and discontinued operations	2,327	(5,495)	90,133	34,962
Income tax provision	(311)	(290)	(932)	(869)
Income (loss) from continuing operations	2,016	(5,785)	89,201	34,093
Discontinued operations:
Loss attributable to discontinued operations	—	—	—	(123)
Gain from disposition of real estate	—	—	—	2,843
Total discontinued operations	—	—	—	2,720
Net income (loss)	2,016	(5,785)	89,201	36,813
Net income attributable to noncontrolling interests – partially owned properties	(92)	(81)	(507)	(257)
Net income (loss) attributable to American Campus Communities Operating Partnership, L.P.	1,924	(5,866)	88,694	36,556
Series A preferred unit distributions	(44)	(44)	(132)	(134)
Net income (loss) available to common unitholders	$1,880	$(5,910)	$88,562	$36,422

Other comprehensive (loss) income
Change in fair value of interest rate swaps	(1,420)	2,073	(2,443)	(3,797)
Comprehensive income (loss)	$460	$(3,837)	$86,119	$32,625

Income (loss) per unit attributable to common unitholders – basic
Income (loss) from continuing operations per unit	$0.01	$(0.06)	$0.77	$0.31
Net income (loss) per unit	$0.01	$(0.06)	$0.77	$0.34

Income (loss) per unit attributable to common unitholders – diluted
Income (loss) from continuing operations per unit	$0.01	$(0.06)	$0.77	$0.31
Net income (loss) per unit	$0.01	$(0.06)	$0.77	$0.33

Weighted-average common units outstanding
Basic	113,766,243	106,182,465	113,222,867	106,126,665
Diluted	114,422,931	106,182,465	113,911,864	106,829,076

Distributions declared per common unit	$0.40	$0.38	$1.18	$1.12

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN CAPITAL
(unaudited, in thousands, except unit data)

					Accumulated	Noncontrolling
					Other	Interests -
	General Partner		Limited Partner		Comprehensive	Partially Owned
	Units	Amount	Units	Amount	Loss	Properties	Total
Capital, December 31, 2014	12,222	$100	107,163,014	$2,615,526	$(6,072)	$5,729	$2,615,283
Adjustments to reflect redeemable limited partners’ interest at fair value	—	—	—	5,352	—	—	5,352
Amortization of restricted stock awards	—	—	—	5,680	—	—	5,680
Vesting of restricted stock awards and restricted stock units	—	—	132,657	(2,145)	—	—	(2,145)
Distributions	—	(14)	—	(133,340)	—	—	(133,354)
Distributions to noncontrolling interests - partially owned properties	—	—	—	—	—	(618)	(618)
Increase in ownership of consolidated subsidiary	—	—	—	(208)	—	(1,500)	(1,708)
Conversion of operating partnership units to common stock	—	—	87,831	2,664	—	—	2,664
Issuance of units in exchange for contributions of equity offering proceeds	—	—	4,933,665	212,683	—	—	212,683
Change in fair value of interest rate swaps	—	—	—	—	(2,443)	—	(2,443)
Amortization of interest rate swap terminations	—	—	—	—	308	—	308
Contributions by noncontrolling partners	—	—	—	—	—	6,586	6,586
Net income	—	9	—	87,623	—	507	88,139
Capital, September 30, 2015	12,222	$95	112,317,167	$2,793,835	$(8,207)	$10,704	$2,796,427

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2015	2014
Operating activities
Net income	$89,201	$36,813
Adjustments to reconcile net income to net cash provided by operating activities:
Gains from disposition of real estate	(52,699)	(2,776)
Gain from insurance settlement	(388)	—
Loss from early extinguishment of debt	1,770	—
Impairment of real estate	—	2,377
Depreciation and amortization	154,103	146,248
Amortization of deferred financing costs and debt premiums/discounts	(4,726)	(5,067)
Share-based compensation	6,335	5,513
Income tax provision	932	869
Amortization of interest rate swap terminations	308	118
Changes in operating assets and liabilities:
Restricted cash	(2,286)	(4)
Student contracts receivable, net	(15,051)	(5,474)
Other assets	(16,852)	(11,255)
Accounts payable and accrued expenses	(12,042)	4,621
Other liabilities	27,454	29,063
Net cash provided by operating activities	176,059	201,046

Investing activities
Proceeds from disposition of properties	427,055	7,312
Proceeds from disposition of land	150	1,681
Cash paid for property acquisitions	(298,202)	(9,120)
Cash paid for land acquisitions	(41,855)	(3,513)
Capital expenditures for wholly-owned properties	(70,022)	(63,182)
Investments in wholly-owned properties under development	(140,725)	(194,961)
Capital expenditures for on-campus participating properties	(2,389)	(1,727)
Investment in on-campus participating property under development	—	(25,007)
Proceeds from loans receivable	—	2,984
Decrease in escrow deposits for investment transactions	87	1,157
Change in restricted cash related to capital reserves	3,156	2,183
Proceeds from insurance settlement	388	—
Increase in ownership of consolidated subsidiary	(1,708)	—
Purchase of corporate furniture, fixtures and equipment	(6,579)	(3,278)
Net cash used in investing activities	(130,644)	(285,471)

Financing activities
Proceeds from unsecured notes	399,244	399,444
Proceeds from issuance of common units in exchange for contributions, net	213,416	5,877
Offering costs	—	—
Pay-off of mortgage and construction loans	(244,771)	(125,191)
Loss from early extinguishment of debt	(1,770)	—
Proceeds from revolving credit facilities	626,300	426,900
Pay downs of revolving credit facilities	(868,800)	(526,850)
Proceeds from construction loans	258	26,261
Scheduled principal payments on debt	(10,717)	(12,118)
Change in construction accounts payable	—	—
Redemption of common units for cash	—	—
Debt issuance and assumption costs	(2,725)	(5,019)
Termination of forward starting interest rate swaps	—	(4,122)
Taxes paid on net-share settlements	—	—
Distributions paid on unvested restricted stock awards	(867)	(844)
Distributions paid to common and preferred unitholders	(134,197)	(118,971)
Distributions paid to noncontrolling partners - partially owned properties	(618)	(281)
Net cash (used in) provided by financing activities	(25,247)	65,086

Net change in cash and cash equivalents	20,168	(19,339)
Cash and cash equivalents at beginning of period	25,062	38,751
Cash and cash equivalents at end of period	$45,230	$19,412

AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2015	2014
Supplemental disclosure of non-cash investing and financing activities
Loans assumed in connection with property acquisitions	$(69,423)	$—
Issuance of common units in connection with property acquisitions	$(14,182)	$—
Change in fair value of derivative instruments, net	$(2,443)	$325

Supplemental disclosure of cash flow information
Interest paid	$74,620	$76,764

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

The general partner of ACCOP is American Campus Communities Holdings, LLC (“ACC Holdings”), an entity that is wholly-owned by ACC.  As of September 30, 2015, ACC Holdings held an ownership interest in ACCOP of less than 1%. The limited partners of ACCOP are ACC and other limited partners consisting of current and former members of management and nonaffiliated third parties.  As of September 30, 2015, ACC owned an approximate 98.6% limited partnership interest in ACCOP.  As the sole member of the general partner of ACCOP, ACC has exclusive control of ACCOP’s day-to-day management.  Management operates ACC and ACCOP as one business.  The management of ACC consists of the same members as the management of ACCOP.  ACC consolidates ACCOP for financial reporting purposes, and ACC does not have significant assets other than its investment in ACCOP.  Therefore, the assets and liabilities of ACC and ACCOP are the same on their respective financial statements.  References to the “Company,” “we,” “us” or “our” mean collectively ACC, ACCOP and those entities/subsidiaries owned or controlled by ACC and/or ACCOP.  References to the “Operating Partnership” mean collectively ACCOP and those entities/subsidiaries owned or controlled by ACCOP.  Unless otherwise indicated, the accompanying Notes to the Consolidated Financial Statements apply to both the Company and the Operating Partnership.

As of September 30, 2015, our property portfolio contained 158 properties with approximately 96,300 beds in approximately 31,600 units.  Our property portfolio consisted of 132 owned off-campus student housing properties that are in close proximity to colleges and universities, 21 American Campus Equity (“ACE®”) properties operated under ground/facility leases with ten university systems and five on-campus participating properties operated under ground/facility leases with the related university systems.  Of the 158 properties, five were under development as of September 30, 2015, and when completed will consist of a total of approximately 2,400 beds in approximately 700 units.  Our communities contain modern housing units and are supported by a resident assistant system and other student-oriented programming, with many offering resort-style amenities.

Through one of ACC’s taxable REIT subsidiaries (“TRSs”), we also provide construction management and development services, primarily for student housing properties owned by colleges and universities, charitable foundations, and others.  As of September 30, 2015, also through one of ACC’s TRSs, we provided third-party management and leasing services for 39 properties that represented approximately 29,500 beds in approximately 10,900 units.  Third-party management and leasing services are typically provided pursuant to management contracts that have initial terms that range from one to five years.  As of September 30, 2015, our total owned and third-party managed portfolio included 197 properties with approximately 125,800 beds in approximately 42,500 units.

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

Recent Accounting Pronouncements

In September 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2015-16 ("ASU 2015-16"), "Simplifying the Accounting for Measurement-Period Adjustments." ASU 2015-16 eliminates the requirement that an acquirer in a business combination account for a measurement-period adjustment retrospectively. Instead, an acquirer will

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

recognize a measurement-period adjustment during the period in which the amount of the adjustment is determined. The guidance is effective for public business entities for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted. The Company plans to adopt ASU 2015-16 as of January 1, 2016 and does not expect it to have a material impact on its consolidated financial statements.

In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2015-03 ("ASU 2015-03"), "Simplifying the Presentation of Debt Issuance Costs." ASU 2015-03 requires all costs incurred to issue debt be presented in the balance sheet as a direct deduction from the carrying value of the debt rather than being recorded as a deferred charge and presented as an asset. ASU 2015-03 is effective for interim and annual periods beginning after December 15, 2015, with early adoption permitted, and retrospective application required. In August 2015, the FASB issued Accounting Standards Update 2015-15 ("ASU 2015-15"), "Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements." ASU 2015-15 clarifies the presentation of debt issuance costs related to credit facility arrangements. For public business entities, the final guidance is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company plans to adopt ASU 2015-03 and ASU 2015-15 as of January 1, 2016 and does not expect it to have a material impact on its consolidated financial statements.

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

In May 2014, the FASB issued Accounting Standards Update 2014-09 (“ASU 2014-09”), "Revenue From Contracts With Customers". ASU 2014-09 provides a single comprehensive revenue recognition model for contracts with customers (excluding certain contracts, such as lease contracts) to improve comparability within industries. ASU 2014-09 requires an entity to recognize revenue to reflect the transfer of goods or services to customers at an amount the entity expects to be paid in exchange for those goods and services and provide enhanced disclosures, all to provide more comprehensive guidance for transactions such as service revenue and contract modifications. In July 2015, the FASB issued ASU 2015-14 ("ASU 2015-14"), "Deferral of the Effective Date". This standard deferred by one year the effective date of ASU 2014-09. The new revenue recognition standard is effective for public entities for interim and annual periods beginning after December 15, 2017 and may be applied using either a full retrospective or modified approach upon adoption. The Company plans to adopt ASU 2014-09 as of January 1, 2018 and is currently evaluating the potential impact of the new standard on its consolidated financial statements.

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

Project costs directly associated with the development and construction of an owned real estate project, which include interest, property taxes, and amortization of deferred finance costs, are capitalized as construction in progress.  Upon completion of the project, costs are transferred into the applicable asset category and depreciation commences.  Interest totaling approximately $2.8 million and $2.1 million was capitalized during the three months ended September 30, 2015 and 2014, respectively, and $8.2 million and $7.0 million was capitalized during the nine months ended September 30, 2015 and 2014, respectively.

Management assesses whether there has been an impairment in the value of the Company’s investments in real estate whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Impairment is recognized when estimated expected future undiscounted cash flows are less than the carrying value of the property, or when it is probable that a property will be sold prior to the end of its estimated useful life, at which time an impairment charge is recognized for any excess of the carrying value of the property over the expected net proceeds from the disposal.  The estimation of expected future net cash flows is inherently uncertain and relies on assumptions regarding current and future economics and market conditions.  If such conditions change, then an adjustment to the carrying value of the Company’s long-lived assets could occur in the future period in which the conditions change.  To the extent that a property is impaired, the excess of the carrying amount of the property over its estimated fair value is charged to earnings. The Company believes that there were no impairments of the carrying values of its investments in real estate as of September 30, 2015.

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

Discontinued Operations

A discontinued operation represents (i) a component of an entity or group of components that has been disposed of or is classified as held for sale in a single transaction and represents a strategic shift that has or will have a major effect on an entity's operations and financial results, or (ii) an acquired business that is classified as held for sale on the date of acquisition. A strategic shift could include a disposal of (i) a separate major line of business, (ii) a separate major geographic area of operations, (iii) a major equity method investment, or (iv) other major parts of an entity. The Company classifies disposals of real estate that do not meet the definition of a discontinued operation within income from continuing operations in the accompanying consolidated statements of comprehensive income.

Loans Receivable

Loans held for investment are intended to be held to maturity and, accordingly, are carried at cost, net of unamortized loan purchase discounts, and net of an allowance for loan losses when such loan is deemed to be impaired.  Loan purchase discounts are amortized over the term of the loan.  The Company considers a loan impaired when, based upon current information and events, it is probable that it will be unable to collect all amounts due for both principal and interest according to the contractual terms of the loan agreement.  Management’s estimate of the collectability of principal and interest payments under the company’s loans receivable from CaPFA Capital Corp. 2000F (“CaPFA”), which mature in December 2040 and carry a balance of approximately $56.6 million as of September 30, 2015, are highly dependent on the future operating performance of the properties securing the loans.  As future economic conditions and/or market conditions at the properties change, management will continue to evaluate the collectability of such amounts. The Company believes there were no impairments of the carrying value of its loans receivable as of September 30, 2015. Loans receivable are included in other assets on the accompanying consolidated balance sheets.

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

In connection with the property acquisitions discussed in Note 3 herein, the Company capitalized approximately $0.3 million and $-0- for the three months ended September 30, 2015 and 2014, respectively, and $3.3 million and $-0- for the nine months ended September 30, 2015 and 2014, respectively, related to management’s estimate of the fair value of in-place leases assumed.  Amortization expense was approximately $1.2 million and $0.4 million for the three months ended September 30, 2015 and 2014, respectively, and $3.5 million and $2.2 million for the nine months ended September 30, 2015 and 2014, respectively.  Accumulated amortization at September 30, 2015 and December 31, 2014 was approximately $31.4 million and $27.9 million, respectively.  The value of in-place leases, net of amortization, is included in other assets on the accompanying consolidated balance sheets and the amortization of in-place leases is included in depreciation and amortization expense in the accompanying consolidated statements of comprehensive income.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

For acquired properties subject to an in-place property tax incentive arrangement, a portion of the purchase price is allocated to the present value of expected future property tax savings over the projected incentive arrangement period. Unamortized in-place property tax incentive arrangements as of September 30, 2015 and December 31, 2014 were approximately $58.1 million and $36.7 million, respectively, and are included in other assets on the accompanying consolidated balance sheets. Amortization of in-place property tax incentive arrangements is included in wholly-owned properties operating expense in the accompanying consolidated statements of comprehensive income.

Mortgage Debt - Premiums and Discounts

Mortgage debt premiums and discounts represent fair value adjustments to account for the difference between the stated rates and market rates of mortgage debt assumed in connection with the Company’s property acquisitions.  The mortgage debt premiums and discounts are amortized to interest expense over the term of the related mortgage loans using the effective-interest method.  The amortization of mortgage debt premiums and discounts resulted in a net decrease to interest expense of approximately $3.1 million and $3.3 million for the three months ended September 30, 2015 and 2014, respectively, and $8.9 million and $9.7 million for the nine months ended September 30, 2015 and 2014, respectively.  Mortgage debt premiums and discounts are included in secured mortgage, construction and bond debt on the accompanying consolidated balance sheets and amortization of mortgage debt premiums and discounts is included in interest expense on the accompanying consolidated statements of comprehensive income.

Unsecured Notes - Original Issue Discount

The Company has completed three offerings of senior unsecured notes totaling $1.2 billion that are detailed in Note 8 herein. The total unamortized original issue discount was approximately $2.3 million and $1.7 million as of September 30, 2015 and December 31, 2014, respectively, and is included in unsecured notes on the accompanying consolidated balance sheets. Amortization of the original issue discounts of approximately $45,000 and $41,000 for the three months ended September 30, 2015 and 2014, respectively, and $128,000 and $100,000 for the nine months ended September 30, 2015 and 2014, respectively, is included in interest expense on the accompanying consolidated statements of comprehensive income.

Pre-development Expenditures

Pre-development expenditures such as architectural fees, permits and deposits associated with the pursuit of third-party and owned development projects are expensed as incurred, until such time that management believes it is probable that the contract will be executed and/or construction will commence.  Because the Company frequently incurs these pre-development expenditures before a financing commitment and/or required permits and authorizations have been obtained, the Company bears the risk of loss of these pre-development expenditures if financing cannot ultimately be arranged on acceptable terms or the Company is unable to successfully obtain the required permits and authorizations.  As such, management evaluates the status of third-party and owned projects that have not yet commenced construction on a periodic basis and expenses any deferred costs related to projects whose current status indicates the commencement of construction is unlikely and/or the costs may not provide future value to the Company in the form of revenues.  Such write-offs are included in third-party development and management services expenses (in the case of third-party development projects) or general and administrative expenses (in the case of owned development projects) on the accompanying consolidated statements of comprehensive income.  As of September 30, 2015, the Company has deferred approximately $6.4 million in pre-development costs related to third-party and owned development projects that have not yet commenced construction.  Such costs are included in other assets on the accompanying consolidated balance sheets.

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

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following potentially dilutive securities were outstanding for the three and nine months ended September 30, 2015 and 2014, but were not included in the computation of diluted earnings per share because the effects of their inclusion would be anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Common OP Units (Note 10)	1,442,723	1,213,849	—	1,223,321
Preferred OP Units (Note 10)	109,359	110,359	109,916	111,589
Unvested Restricted Stock Awards (Note11)	—	681,223	—	—
Total potentially dilutive securities	1,552,082	2,005,431	109,916	1,334,910

 The following is a summary of the elements used in calculating basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Numerator – basic earnings per share:
Income (loss) from continuing operations	$2,016	$(5,785)	$89,201	$34,093
Income from continuing operations attributable to noncontrolling interests	(161)	(62)	(1,569)	(790)
Income (loss) from continuing operations attributable to common shareholders	1,855	(5,847)	87,632	33,303
Amount allocated to participating securities	(264)	(260)	(867)	(844)
Income (loss) from continuing operations attributable to common shareholders, net of amount allocated to participating securities	1,591	(6,107)	86,765	32,459
Income from discontinued operations	—	—	—	2,720
Income from discontinued operations attributable to noncontrolling interests	—	—	—	(34)
Income from discontinued operations attributable to common shareholders	—	—	—	2,686
Net income (loss) attributable to common shareholders - basic	$1,591	$(6,107)	$86,765	$35,145

Numerator – diluted earnings (loss) per share:
Net income (loss) attributable to common shareholders - basic	$1,591	$(6,107)	$86,765	$35,145
Income allocated to Common OP Units	—	—	929	—
Net income (loss) attributable to common shareholders - diluted	$1,591	$(6,107)	$87,694	$35,145

Denominator:
Basic weighted average common shares outstanding	112,323,520	104,968,616	111,867,257	104,903,344
Unvested Restricted Stock Awards (Note 11)	656,688	—	688,997	702,411
Common OP units (Note 10)	—	—	1,355,610	—
Diluted weighted average common shares outstanding	112,980,208	104,968,616	113,911,864	105,605,755

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Earnings (loss) per share – basic:
Income (loss) from continuing operations attributable to common shareholders, net of amount allocated to participating securities	$0.01	$(0.06)	$0.78	$0.31
Income from discontinued operations attributable to common shareholders	$—	$—	$—	$0.03
Net income (loss) attributable to common shareholders	$0.01	$(0.06)	$0.78	$0.34
Earnings per share – diluted:
Income (loss) from continuing operations attributable to common shareholders, net of amount allocated to participating securities	$0.01	$(0.06)	$0.77	$0.31
Income from discontinued operations attributable to common shareholders	$—	$—	$—	$0.02
Net income (loss) attributable to common shareholders	$0.01	$(0.06)	$0.77	$0.33

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

The following potentially dilutive securities were outstanding for the three months ended September 30, 2015 and 2014, but were not included in the computation of diluted earnings per share because the effects of their inclusion would be anti-dilutive.

	Three Months Ended September 30,
	2015	2014
Unvested restricted stock awards (Note 11)	—	681,223
Total potentially dilutive securities	—	681,223

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following is a summary of the elements used in calculating basic and diluted earnings per unit:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Numerator – basic and diluted earnings per unit:
Income (loss) from continuing operations	$2,016	$(5,785)	$89,201	$34,093
Income from continuing operations attributable to noncontrolling interests – partially owned properties	(92)	(81)	(507)	(257)
Income from continuing operations attributable to Series A preferred units	(44)	(44)	(132)	(131)
Amount allocated to participating securities	(264)	(260)	(867)	(844)
Income (loss) from continuing operations attributable to common unitholders, net of amount allocated to participating securities	1,616	(6,170)	87,695	32,861
Income from discontinued operations	—	—	—	2,720
Income from discontinued operations attributable to Series A preferred units	—	—	—	(3)
Income from discontinued operations attributable to common unitholders	—	—	—	2,717
Net income (loss) attributable to common unitholders	$1,616	$(6,170)	$87,695	$35,578

Denominator:
Basic weighted average common units outstanding	113,766,243	106,182,465	113,222,867	106,126,665
Unvested Restricted Stock Awards (Note 11)	656,688	—	688,997	702,411
Diluted weighted average common units outstanding	114,422,931	106,182,465	113,911,864	106,829,076

Earnings (loss) per unit - basic:
Income (loss) from continuing operations attributable to common unitholders, net of amount allocated to participating securities	$0.01	$(0.06)	$0.77	$0.31
Income from discontinued operations attributable to common unitholders	$—	$—	$—	$0.03
Net income (loss) attributable to common unitholders	$0.01	$(0.06)	$0.77	$0.34
Earnings (loss) per unit - diluted:
Income (loss) from continuing operations attributable to common unitholders, net of amount allocated to participating securities	$0.01	$(0.06)	$0.77	$0.31
Income from discontinued operations attributable to common unitholders	$—	$—	$—	$0.02
Net income (loss) attributable to common unitholders	$0.01	$(0.06)	$0.77	$0.33

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

3. Property Acquisitions

During the first nine months of 2015, the Company acquired the following wholly-owned properties for approximately $378.3 million:

Property	Location	Primary University Served	Acquisition Date	Units	Beds
Park Point (1)	Syracuse, NY	Syracuse University	February 2015	66	226
University Walk (2)	Knoxville, TN	University of Tennessee	February 2015	177	526
1200 West Marshall	Richmond, VA	Virginia Commonwealth University	March 2015	136	406
8 1/2 Canal Street (3)	Richmond, VA	Virginia Commonwealth University	March 2015	160	540
Vistas San Marcos	San Marcos, TX	Texas State University	March 2015	255	600
Crest at Pearl	Austin, TX	University of Texas	June 2015	141	343
UP at Metroplex	Binghamton, NY	Binghamton University - SUNY	June 2015	186	710
Stadium Centre(4)	Tallahassee, FL	Florida State University	July 2015	367	710
				1,488	4,061

(1)	As part of this transaction, the Company assumed approximately $11.6 million of fixed rate mortgage debt.

(2)
University Walk completed construction and opened for operations in August 2014 and was purchased by the Company in February 2015. This property was consolidated for financial reporting purposes prior to the acquisition date because the entity that owned this property was deemed to be a variable interest entity (“VIE”) and the Company was determined to be the primary beneficiary of the VIE.

(3)	As part of this transaction, the Company issued 343,895 Common OP Units to the seller, valued at $41.24 per unit.

(4)	As part of this transaction, the Company assumed approximately $57.8 million of fixed rate mortgage debt.

The following table summarizes the fair values of the assets acquired and liabilities assumed from the properties discussed above:

	September 30, 2015
Assets acquired:
Land	$26,766
Buildings and improvements	317,627
Furniture, fixtures and equipment	16,871
Intangible assets	16,976
Other assets	3,117
Total Assets acquired	$381,357

Liabilities assumed:
Mortgage debt	$(72,365)	(1)
Other liabilities	(3,457)
Total liabilities assumed	$(75,822)
Net assets acquired	$305,535

(1)	Balance includes $3.0 million in premiums recorded to reflect mortgage debt at acquisition date fair value.

The difference between the contracted purchase price of $378.3 million reflected above and the net assets acquired of $305.5 million represents mortgage debt, other assets and liabilities that were not part of the contractual purchase price, but were part of the the acquisition. Consideration paid consisted of $291.4 million in cash paid at closing and OP Units valued at $14.2 million.

The acquired properties’ results of operations have been included in the accompanying consolidated statements of comprehensive income since the respective acquisition closing dates, with the exception of University Walk which was consolidated prior to its acquisition date.  For the three and nine months ended September 30, 2015, the acquired properties contributed combined revenues

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

of $8.1 million and $15.1 million. These properties had net losses of $1.9 million and $4.0 million for the three and nine months ended September 30, 2015, respectively. Net losses include $0.6 million and $2.8 million of acquisition-related costs such as broker fees, due diligence costs and legal and accounting fees, which are included in wholly-owned properties operating expenses on the accompanying consolidated statements of comprehensive income. The following pro forma information for three and nine months ended September 30, 2015 and 2014 presents consolidated financial information for the Company as if the property acquisitions discussed above had occurred at the beginning of the earliest period presented.  The pro forma information is provided for informational purposes only and is not indicative of results that would have occurred or which may occur in the future:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Total revenues	$181,245	$189,015	$562,161	$554,684
Net income (loss) attributable to common shareholders	$3,477	$(4,083)	$92,614	$32,639
Net income (loss) per share attributable to common shareholders, as adjusted - basic	$0.03	$(0.04)	$0.82	$0.30
Net income (loss) per share attributable to common shareholders, as adjusted - diluted	$0.03	$(0.04)	$0.81	$0.30

4. Property Dispositions and Discontinued Operations

During the first nine months of 2015, the Company sold the following wholly-owned properties for approximately $436.7 million, resulting in proceeds of approximately $427.1 million. The combined net gain on these dispositions of approximately $52.7 million is included in income from continuing operations on the accompanying consolidated statements of comprehensive income for the nine months ended September 30, 2015.

Property	Location	Primary University Served	Disposition Date	Units	Beds
The Highlands	Reno, NV	University of Nevada at Reno	January 2015	216	732
The View	Lincoln, NE	University of Nebraska	January 2015	157	590
Chapel Ridge	Chapel Hill, NC	University of North Carolina	January 2015	180	544
Chapel View	Chapel Hill, NC	University of North Carolina	January 2015	224	358
The Village at Alafaya Club	Orlando, FL	University of Central Florida	January 2015	228	839
University Place	Charlottesville, VA	University of Virginia	January 2015	144	528
University Greens	Norman, OK	University of Oklahoma	January 2015	156	516
The Outpost San Marcos	San Marcos, TX	Texas State University	February 2015	162	486
University Meadows	Mt. Pleasant, MI	Central Michigan University	February 2015	184	616
Eagles Trail	Hattiesburg, MS	University of Southern Mississippi	March 2015	216	792
Lakeside Apartments	Athens, GA	University of Georgia	May 2015	244	776
The Club	Athens, GA	University of Georgia	May 2015	120	480
The Estates	Gainesville, FL	University of Florida	May 2015	396	1,044
South View	Harrisonburg, VA	James Madison University	May 2015	240	960
Stone Gate	Harrisonburg, VA	James Madison University	May 2015	168	672
The Commons	Harrisonburg, VA	James Madison University	May 2015	132	528
University Heights	Knoxville, TN	University of Tennessee	May 2015	204	636
The Woods at Greenland	Murfreesboro, TN	Middle Tennessee State University	July 2015	78	276
Raiders Crossing	Murfreesboro, TN	Middle Tennessee State University	July 2015	96	276
University Gables	Murfreesboro, TN	Middle Tennessee State University	July 2015	168	648
				3,713	12,297

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

In February 2014, the Company sold Hawks Landing, a 484-bed owned off-campus property located near the campus of Miami University of Ohio for a sales price of approximately $17.3 million. Because Hawks Landing was classified as held for sale as of December 31, 2013, the new accounting guidelines on discontinued operations did not apply for this disposition. As such, the resulting gain on disposition of approximately $2.8 million is included in discontinued operations on the accompanying consolidated statements of comprehensive income for the nine months ended September 30, 2014. Below is a summary of the results of operations for Hawks Landing:

Nine Months Ended September 30, 2014
Total revenues	$279
Total operating expenses	(239)
Depreciation and amortization	—
Operating income	40
Total nonoperating expenses	(163)
Net loss	$(123)

5. Investments in Wholly-Owned Properties

Wholly-owned properties consisted of the following:

	September 30, 2015	December 31, 2014
Land (1) (2)	$603,480	$571,242
Buildings and improvements	5,276,483	4,937,345
Furniture, fixtures and equipment	308,210	289,168
Construction in progress (2)	90,589	185,414
	6,278,762	5,983,169
Less accumulated depreciation	(741,027)	(674,462)
Wholly-owned properties, net	$5,537,735	$5,308,707	(3)

(1)
The land balance above includes undeveloped land parcels with book values of approximately $72.2 million and $40.6 million as of September 30, 2015 and December 31, 2014, respectively.  It also includes land totaling approximately $17.1 million and $30.2 million as of September 30, 2015 and December 31, 2014, respectively, related to properties under development.

(2)
Land and construction in progress as of September 30, 2015 includes $1.9 million and $9.3 million, respectively, related to the Stadium Centre Phase II property located in Tallahassee, Florida that will serve students attending Florida State University. In conjunction with the purchase of Stadium Centre Phase I in July 2015, the Company entered into a presale agreement to purchase this adjacent property which is anticipated to be completed in May 2016. The Company is obligated to purchase the property as long as certain construction completion deadlines and other closing conditions are met. The Company is responsible for leasing, management, and initial operations of the project while the third-party developer is responsible for the development of the property. The entity that owns Stadium Centre Phase II is deemed to be a VIE, and the Company is determined to be the primary beneficiary of the VIE. As such, the assets and liabilities of the entity owning the property are included in the Company's and the Operating Partnership's consolidated financial statements.

(3)
The balance above excludes the net book value of seven wholly-owned properties classified as held for sale in the accompanying consolidated balance sheet as of December 31, 2014. These properties were sold in January 2015 (see Note 4).

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

6. On-Campus Participating Properties

On-campus participating properties are as follows:

			Historical Cost
Lessor/University	Lease Commencement	Required Debt Repayment	September 30, 2015	December 31, 2014
Texas A&M University System / Prairie View A&M University (1)	2/1/1996	9/1/2023	$44,036	$43,036
Texas A&M University System / Texas A&M International	2/1/1996	9/1/2023	7,022	6,937
Texas A&M University System / Prairie View A&M University (2)	10/1/1999	8/31/2025	27,465	26,828
		8/31/2028
University of Houston System / University of Houston (3)	9/27/2000	8/31/2035	37,276	36,606
West Virginia University System / West Virginia University	7/16/2013	7/16/2045	43,633	43,636
			159,432	157,043
Less accumulated amortization			(68,081)	(62,915)
On-campus participating properties, net			$91,351	$94,128

(1)	Consists of three phases placed in service between 1996 and 1998.

(2)	Consists of two phases placed in service in 2000 and 2003.

(3)	Consists of two phases placed in service in 2001 and 2005.

7. Investments in Unconsolidated Joint Ventures

As of September 30, 2015, the Company owned a noncontrolling interest in one unconsolidated joint venture that is accounted for utilizing the equity method of accounting.  The Company discontinued applying the equity method in regards to its investment in this joint venture as a result of the Company’s share of losses exceeding its investment in the joint venture.  Because the Company had not guaranteed any obligations of the investee and was not otherwise committed to provide further financial support to the investee, it therefore suspended recording its share of losses once the investment was reduced to zero.  The Company also earns fees for providing management services to this joint venture, which totaled approximately $0.6 million and $0.2 million for the three months ended September 30, 2015 and 2014, respectively, and $1.5 million and $1.0 million for the nine months ended September 30, 2015 and 2014, respectively.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

8. Debt

A summary of the Company’s outstanding consolidated indebtedness, including unamortized debt premiums and discounts, is as follows:

	September 30, 2015		December 31, 2014
Debt secured by wholly-owned properties:
Mortgage loans payable:
Unpaid principal balance	$955,883		$1,094,306
Unamortized debt premiums	53,972		60,586
Unamortized debt discounts	(225)		(895)
	1,009,630		1,153,997
Construction loans payable (1)	3,177		63,637
	1,012,807		1,217,634
Debt secured by on-campus participating properties:
Mortgage loan payable	73,909	(2)	30,553
Bonds payable	36,935		39,785
Construction loan payable	—		43,942	(2)
	110,844		114,280
Total secured mortgage, construction and bond debt	1,123,651		1,331,914
Unsecured notes, net of unamortized original issue discount	1,197,678		798,305
Unsecured term loans	600,000		600,000
Unsecured revolving credit facility	—		242,500
Total debt	$2,921,329		$2,972,719

(1)
Construction loans payable as of September 30, 2015 consist of $3.2 million related to a construction loan partially financing the development and construction of Stadium Centre Phase II, a VIE the Company is including in its consolidated financial statements. Construction loans payable as of December 31, 2014 included $19.0 million related to a construction loan that partially financed the development and construction of University Walk, a VIE the company included in its consolidated financial statements (see Note 5). The creditors of these construction loans do/did not have recourse to the assets of the Company.

(2)
A construction loan securing the on-campus participating property located at West Virginia University was classified as a construction loan as of December 31, 2014 and is now reflected as a mortgage loan as of September 30, 2015, as the loan now requires principal and interest payments beginning in August 2015.

Pay-off of Mortgage and Construction Debt

During the three months ended September 30, 2015, the Company paid off approximately $35.8 million of fixed rate mortgage debt secured by two wholly-owned properties (Tower at Third and University Pointe). During the nine months ended September 30, 2015, the Company paid off approximately $162.7 million of fixed rate mortgage debt secured by eight wholly-owned properties (Newtown Crossing, Olde Towne University Square, Peninsular Place, The Estates, South View, Stone Gate, Tower at Third, and University Pointe) in addition to approximately $37.4 million of fixed rate mortgage debt in connection with the sales of Chapel View, University Meadows, Lakeside Apartments and The Commons.

During the nine months ended September 30, 2015, the Company also paid off approximately $44.6 million of variable rate construction debt secured by two owned on-campus ACE properties (The Suites and Hilltop Townhomes). The remaining decrease in construction loans payable secured by wholly-owned properties of $19.0 million is related to our purchase of University Walk in February 2015, as the seller/developer paid off the outstanding construction loan balance with sales proceeds.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Unsecured Notes

The Company has issued the following senior unsecured notes:

Date Issued	Amount	% of Par Value	Coupon	Yield	Original Issue Discount	Term
September 2015(1)	$400,000	99.811	3.350%	3.391%	$756	5
June 2014	400,000	99.861	4.125%	4.142%	556	10
April 2013	400,000	99.659	3.750%	3.791%	1,364	10
	$1,200,000				$2,676

(1)
Net proceeds from the sale of the unsecured notes totaled approximately $394.9 million after deducting the underwriting discount and offering expenses. The underwriting discount and offering expenses were capitalized to deferred financing costs and will be amortized over the term of the unsecured notes.  The Company used $356.2 million of the offering proceeds to pay down the outstanding balance on its revolving credit facility in full.

The notes are fully and unconditionally guaranteed by the Company.  Interest on the notes is payable semi-annually. The terms of the unsecured notes include certain financial covenants that require the Operating Partnership to limit the amount of total debt and secured debt as a percentage of total asset value, as defined.  In addition, the Operating Partnership must maintain a minimum ratio of unencumbered asset value to unsecured debt, as well as a minimum interest coverage level. As of September 30, 2015, the Company was in compliance with all such covenants.

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

Each loan bears interest at a variable rate, at the Company’s option, based upon a base rate or one-, two-, three- or six-month LIBOR, plus, in each case, a spread based upon the Company’s investment grade rating from either Moody’s Investor Services, Inc. or Standard & Poor’s Rating Group. As of September 30, 2015, the Term Loan II Facility bore interest at a variable rate of 1.70% per annum (0.20% + 1.50% spread). The Company has entered into multiple interest rate swap contracts with notional amounts totaling $350 million that effectively fix the interest rate to a weighted average annual rate of 0.88% on the outstanding balance of the Term Loan I Facility. Including the current spread of 1.50%, the all-in weighted average annual rate on the Term Loan I Facility was 2.38% at September 30, 2015. Refer to Note 12 for more information on the interest rate swap contracts mentioned above. Availability under the revolving credit facility is limited to an “aggregate borrowing base amount” equal to 60% of the value of the Company’s unencumbered properties, calculated as set forth in the unsecured credit facility.  Additionally, the Company is required to pay a facility fee of 0.25% per annum on the $500 million revolving credit facility.  As discussed above, in September 2015 the Company paid down the outstanding balance on its revolving credit facility in full with proceeds from a $400 million offering of senior unsecured notes. As a result, availability under the revolving credit facility totaled $500 million as of September 30, 2015.

The terms of the unsecured credit facility include certain restrictions and covenants, which limit, among other items, the incurrence of additional indebtedness, liens, and the disposition of assets.  The facility contains customary affirmative and negative covenants and also contains financial covenants that, among other things, require the Company to maintain certain minimum ratios of “EBITDA” (earnings before interest, taxes, depreciation and amortization) to fixed charges and total indebtedness.  The Company may not pay distributions that exceed a specified percentage of funds from operations, as adjusted, for any four consecutive quarters.  The financial covenants also include consolidated net worth and leverage ratio tests.  As of September 30, 2015, the Company was in compliance with all such covenants.

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

The following table presents activity under the Company’s ATM Equity Programs during the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Total net proceeds	$—	$5,895	$213,416	$5,895
Commissions paid to sales agents	$—	$90	$3,250	$90
Weighted average price per share	$—	$40.10	$43.92	$40.10
Shares of common stock sold	—	149,240	4,933,665	149,240

As of September 30, 2015, the Company had approximately $500 million available for issuance under its ATM Equity Program.

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

During the nine months ended September 30, 2015, 86,831 common OP units and 1,000 Series A preferred units were converted into an equal number of shares of ACC’s common stock. During the year ended December 31, 2014, 50,000 common OP units and 2,269 Series A preferred units were converted into an equal number of shares of ACC's common stock.

10. Noncontrolling Interests

Operating Partnership

Partially-owned properties: As of September 30, 2015, the Operating Partnership consolidates three joint ventures that own and operate University Village at Sweet Home, University Centre and Villas at Chestnut Ridge owned-off campus properties.  The portion of net assets attributable to the third-party partners in these joint ventures is classified as “noncontrolling interests - partially owned properties” within capital on the accompanying consolidated balance sheets of the Operating Partnership.  Accordingly, the third-party partners’ share of the income or loss of the joint ventures is reported on the consolidated statements of comprehensive income of the Operating Partnership as “net income attributable to noncontrolling interests – partially owned properties.”

As discussed in Note 5, in July 2015, the Company entered into a purchase agreement with a private developer whereby the Company is obligated to purchase a property (Stadium Centre - Phase II) as long as the developer meets certain construction completion deadlines and other conditions. The $6.6 million equity contribution from the developer is reflected as noncontrolling interest - partially owned properties within capital on the accompanying consolidated balance sheets of the Operating Partnership as of September 30, 2015.

In July 2013, the Company entered into a purchase and contribution agreement with a private developer whereby the Company was obligated to purchase the property (University Walk) as long as the developer met certain construction completion deadlines

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

and other closing conditions.  The $1.5 million equity contribution from the developer is reflected as noncontrolling interests - partially owned properties within capital on the accompanying consolidated balance sheets of the Company as of December 31, 2014. The Company purchased University Walk in February 2015 and paid approximately $1.7 million in cash consideration for the remaining noncontrolling interest and recognized the $0.2 million excess of consideration paid over the carrying amount of the noncontrolling interest acquired as an adjustment to additional paid in capital in the accompanying consolidated statement of changes in capital.

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

Below is a table summarizing the activity of redeemable limited partners for the nine months ended September 30, 2015:

December 31, 2014	$54,472
Net income	1,062
Distributions	(1,710)
Redeemable limited partner units issued as consideration (see Note 3)	14,182
Conversion of redeemable limited partner units into shares of ACC common stock	(2,685)
Adjustments to reflect redeemable limited partner units at fair value	(5,352)
September 30, 2015	$59,969

As of September 30, 2015 and December 31, 2014, approximately 1.4% and 1.2%, respectively, of the equity interests of the Operating Partnership were held by owners of common OP Units and Series A preferred units not held by ACC or ACC Holdings.

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

11. Incentive Award Plan

Restricted Stock Units (“RSUs”)

Upon reelection to the Board of Directors in May 2015, all members of the Company’s Board of Directors were granted restricted stock units (“RSUs”) in accordance with the American Campus Communities, Inc. 2010 Incentive Award Plan (the “Plan”).  These RSUs were valued at $95,000 for the Chairman of the Board of Directors and at $71,500 for all other members.  Additionally, effective July 1, 2015, the Board of Directors' compensation program was revised to reflect an increase in RSUs of $55,000 for the Chairman of the Board of Directors and $33,500 for all other members. The number of RSUs was determined based on the fair market value of the Company’s stock on the date of grant, as defined in the Plan.  All awards vested and settled immediately on the date of grant, and the Company delivered shares of common stock and cash, as determined by the Compensation Committee of the Board of Directors. A compensation charge of approximately $0.9 million was recorded during the nine months ended September 30, 2015 related to these awards.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

A summary of ACC’s RSUs under the Plan as of September 30, 2015 and activity during the nine months then ended is presented below:

Number of RSUs
Outstanding at December 31, 2014	—
Granted	22,320
Settled in common shares	(16,491)
Settled in cash	(5,829)
Outstanding at September 30, 2015	—

Restricted Stock Awards (“RSAs”)

A summary of RSAs under the American Campus Communities, Inc. 2010 Incentive Award Plan (the "Plan") as of September 30, 2015 and activity during the nine months then ended, is presented below:

Number of RSAs
Nonvested balance at December 31, 2014	609,514
Granted	282,457
Vested	(116,166)
Forfeited (1)	(117,436)
Nonvested balance at September 30, 2015	658,369

(1) Includes shares withheld to satisfy tax obligations upon vesting.

The fair value of RSAs is calculated based on the closing market value of ACC’s common stock on the date of grant.  The fair value of these awards is amortized to expense over the vesting periods, which amounted to approximately $1.7 million for each of the three months ended September 30, 2015 and 2014, and $5.7 million and $5.2 million for nine months ended September 30, 2015 and 2014, respectively.

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

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements.  To accomplish this objective, the Company primarily uses interest rate swaps and forward starting swaps as part of its interest rate risk management strategy.  Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.  Forward starting swaps are used to protect the Company against adverse fluctuations in interest rates by reducing its exposure to variability in cash flows relating to interest payments on a forecasted issuance of debt. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in other comprehensive income (outside of earnings) and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. Ineffectiveness resulting from the derivative instruments summarized below was immaterial for both the three and nine month periods ended September 30, 2015 and 2014.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table summarizes the Company’s outstanding interest rate swap contracts as of September 30, 2015:

Hedged Debt Instrument	Effective Date	Maturity Date	Pay Fixed Rate	Receive Floating Rate Index	Current Notional Amount	Fair Value
Cullen Oaks mortgage loan	Feb 18, 2014	Feb 15, 2021	2.275%	LIBOR - 1 month	$14,840	$(708)
Cullen Oaks mortgage loan	Feb 18, 2014	Feb 15, 2021	2.275%	LIBOR - 1 month	14,993	(715)
Term Loan I Facility	Feb 2, 2012	Jan 2, 2017	0.8695%	LIBOR – 1 month	125,000	(658)
Term Loan I Facility	Feb 2, 2012	Jan 2, 2017	0.88%	LIBOR – 1 month	100,000	(540)
Term Loan I Facility	Feb 2, 2012	Jan 2, 2017	0.8875%	LIBOR – 1 month	62,500	(343)
Term Loan I Facility	Feb 2, 2012	Jan 2, 2017	0.889%	LIBOR – 1 month	62,500	(344)
Park Point mortgage loan	Nov 1, 2013	Oct 5, 2018	1.545%	LIBOR - 1 month	70,000	(1,426)
				Total	$449,833	$(4,734)

In March 2014, the Company entered into two forward starting interest rate swap contracts with notional amounts totaling $200 million designated to hedge the Company's exposure to increasing interest rates related to interest payments on an anticipated issuance of unsecured notes. In connection with the issuance of unsecured notes in June 2014, the Company terminated both swap contracts resulting in payments to both counterparties totaling approximately $4.1 million, which were recorded in accumulated other comprehensive loss and will be amortized to interest expense over the term of the unsecured notes. When including the effect of these interest rate swap terminations, the effective yield on the unsecured notes is 4.269%. During the three and nine months ended September 30, 2015 $0.1 and $0.3 million was amortized from accumulated other comprehensive loss to interest expense. As of September 30, 2015 and December 31, 2014, approximately $3.6 million and $3.9 million of the $4.1 million payment remained to be amortized, respectively.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of September 30, 2015 and December 31, 2014:

	Liability Derivatives
		Fair Value as of
Description	Balance Sheet Location	September 30, 2015	December 31, 2014
Interest rate swaps contracts	Other liabilities	$4,734	$2,306
Total derivatives designated as hedging instruments		$4,734	$2,306

13.  Fair Value Disclosures

The following table presents information about the Company’s financial instruments measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.  In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities the Company has the ability to access.  Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.  Level 2 inputs include quoted prices for similar assets and liabilities in active markets and inputs other than quoted prices observable for the asset or liability, such as interest rates and yield curves observable at commonly quoted intervals.  Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

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

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Disclosures concerning financial instruments measured at fair value are as follows:

	Fair Value Measurements as of
	September 30, 2015				December 31, 2014
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities:
Derivative financial instruments	$—	$4,734	$—	$4,734	$—	$2,306	$—	$2,306
Mezzanine:
Redeemable noncontrolling interests (Company)/Redeemable limited partners (Operating Partnership)	$—	$59,969	$—	$59,969	$—	$54,472	$—	$54,472

The Company uses derivative financial instruments, specifically interest rate swaps and forward starting swaps, for nontrading purposes.  The Company uses interest rate swaps to manage interest rate risk arising from previously unhedged interest payments associated with variable rate debt and forward starting swaps to reduce exposure to variability in cash flows relating to interest payments on forecasted issuances of debt.  Through September 30, 2015, derivative financial instruments were designated and qualified as cash flow hedges.  Derivative contracts with positive net fair values inclusive of net accrued interest receipts or payments are recorded in other assets.  Derivative contracts with negative net fair values, inclusive of net accrued interest payments or receipts, are recorded in other liabilities.  The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative.  This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves.  The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts).  The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.

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

Although the Company has determined the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparty.  However, as of September 30, 2015 and December 31, 2014, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivative financial instruments.  As a result, the Company has determined each of its derivative valuations in its entirety is classified in Level 2 of the fair value hierarchy.

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

Bonds: The fair value of bonds is based on quoted prices in markets that are not active due to the unique characteristics of these financial instruments; as such, the Company has concluded the inputs used to measure fair value fall within Level 2 of the fair value hierarchy.

The table below contains the estimated fair value and related carrying amounts for the Company’s financial instruments as of September 30, 2015 and December 31, 2014:

	September 30, 2015		December 31, 2014
	Estimated Fair Value	Carrying Amount	Estimated Fair Value	Carrying Amount
Assets:
Loans receivable	$47,092	$56,640	$47,092	$54,260
Liabilities:
Unsecured notes	$1,203,800	$1,197,678	$802,943	$798,305
Mortgage loans	1,041,683	1,083,539	1,182,501	1,184,550
Bonds	41,789	36,935	45,176	39,785

14. Commitments and Contingencies

Commitments

Construction Contracts: As of September 30, 2015, the Company estimates additional costs to complete five wholly-owned development projects under construction to be approximately $152.8 million. The Company expects to fund this amount through a combination of cash flows generated from operations and proceeds from potential property dispositions.

Development-related Guarantees: For certain of its third-party development projects, the Company commonly provides alternate housing and project cost guarantees, subject to force majeure.  These guarantees are typically limited, on an aggregate basis, to the amount of the projects’ related development fees or a contractually agreed-upon maximum exposure amount.  Alternate housing guarantees typically expire five days after construction is complete and generally require the Company to provide substitute living quarters and transportation for students to and from the university if the project is not complete by an agreed-upon completion date.  Under project cost guarantees, the Company is responsible for the construction cost of a project in excess of an approved budget.   The budget consists primarily of costs included in the general contractors’ guaranteed maximum price contract (“GMP”).  In most cases, the GMP obligates the general contractor, subject to force majeure and approved change orders, to provide completion date guarantees and to cover cost overruns and liquidated damages.  In addition, the GMP is typically secured with payment and performance bonds.  Project cost guarantees expire upon completion of certain developer obligations, which are normally satisfied within one year after completion of the project. The Company’s estimated maximum exposure amount under the above guarantees is approximately $1.5 million as of September 30, 2015.

In the normal course of business, the Company enters into various development-related purchase commitments with parties that provide development-related goods and services.  In the event that the Company was to terminate development services prior to

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

the completion of projects under construction, the Company could potentially be committed to satisfy outstanding purchase orders with such parties.  At September 30, 2015, management did not anticipate any material deviations from schedule or budget related to third-party development projects currently in progress.

In August 2013, the Company entered into an agreement to convey fee interest in a parcel of land, on which one of our student housing properties resides (University Crossings), to Drexel University (the “University”). Concurrent with the land conveyance, the Company as lessee entered into a ground lease agreement with the University as lessor for an initial term of 40 years, with three 10-year extensions, at the Company’s option. As part of the ground lease agreement, the Company committed to spend a minimum of $22.3 million in renovation and capital improvement costs over a five year period to improve the unit finishes, expand and improve amenity space and upgrade the exterior facade and other systems. As of September 30, 2015, the Company has spent approximately $31.5 million in renovations and capital improvements and anticipates spending an additional $3.5 million in 2015. In addition, the Company also agreed to convey the building and improvements to the University at an undetermined date in the future and to pay real estate transfer taxes not to exceed $2.4 million. The Company paid approximately $0.6 million in real estate transfer taxes upon the conveyance of land to the University, leaving approximately $1.8 million to be paid by the Company upon the transfer of the building and improvements.

In addition, in connection with certain property acquisitions, the Company has assumed the obligation to fund future infrastructure improvements located near the acquired properties.  During the three months ended September 30, 2015, the Company recorded $0.6 million related to this obligation, which is contingent upon project completion within the initial budget, and is included in wholly-owned properties operating expenses on the accompanying Consolidated Statement of Comprehensive Income. Should additional obligations arise, it is likely that such payments made by the Company will be expensed at such time the local municipalities decide to move forward with the projects.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Wholly-Owned Properties
Rental revenues and other income	$171,053	$172,525	$519,950	$509,012
Interest income	266	270	807	821
Total revenues from external customers	171,319	172,795	520,757	509,833
Operating expenses before depreciation, amortization, ground/facility leases and allocation of corporate overhead	(96,528)	(98,574)	(252,270)	(251,599)
Ground/facility leases	(1,314)	(1,136)	(3,759)	(3,004)
Interest expense	(6,763)	(10,568)	(22,416)	(32,689)
Operating income before depreciation, amortization, and allocation of corporate overhead	$66,714	$62,517	$242,312	$222,541
Depreciation and amortization	$49,466	$47,481	$147,023	$140,647
Capital expenditures	$73,291	$108,855	$210,747	$258,143
Total segment assets at September 30,	$5,765,405	$5,524,722	$5,765,405	$5,524,722

On-Campus Participating Properties
Rental revenues and other income	$6,565	$5,786	$21,469	$18,709
Interest income	1	—	1	6
Total revenues from external customers	6,566	5,786	21,470	18,715
Operating expenses before depreciation, amortization, ground/facility leases and allocation of corporate overhead	(3,313)	(2,786)	(8,415)	(7,675)
Ground/facility leases	(468)	(1,070)	(2,082)	(2,347)
Interest expense	(1,464)	(1,091)	(4,430)	(3,352)
Operating income before depreciation, amortization and allocation of corporate overhead	$1,321	$839	$6,543	$5,341
Depreciation and amortization	$1,780	$1,548	$5,231	$3,988
Capital expenditures	$1,530	$5,564	$2,389	$26,734
Total segment assets at September 30,	$110,280	$114,516	$110,280	$114,516

Development Services
Development and construction management fees	$937	$1,856	$3,178	$3,624
Operating expenses	(3,207)	(3,191)	(10,239)	(8,771)
Operating loss before depreciation, amortization and allocation of corporate overhead	$(2,270)	$(1,335)	$(7,061)	$(5,147)
Total segment assets at September 30,	$3,854	$2,770	$3,854	$2,770

Property Management Services
Property management fees from external customers	$2,261	$1,769	$6,586	$5,751
Intersegment revenues	5,664	5,693	17,139	16,896
Total revenues	7,925	7,462	23,725	22,647
Operating expenses	(2,562)	(3,149)	(8,422)	(9,210)
Operating income before depreciation, amortization and allocation of corporate overhead	$5,363	$4,313	$15,303	$13,437
Total segment assets at September 30,	$8,653	$7,536	$8,653	$7,536

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Reconciliations
Total segment revenues and other income	$186,747	$187,899	$569,130	$554,819
Unallocated interest income earned on investments and corporate cash	832	785	2,488	2,296
Elimination of intersegment revenues	(5,664)	(5,693)	(17,139)	(16,896)
Total consolidated revenues, including interest income	$181,915	$182,991	$554,479	$540,219

Segment operating income before depreciation, amortization and allocation of corporate overhead	$71,128	$66,334	$257,097	$236,172
Depreciation and amortization	(53,189)	(51,119)	(158,135)	(150,704)
Net unallocated expenses relating to corporate interest and overhead	(20,657)	(18,263)	(60,146)	(48,059)
Gain (loss) from disposition of real estate	4,657	(67)	52,699	(67)
Other nonoperating income	388	—	388	—
Loss from early extinguishment of debt	—	—	(1,770)	—
Provision for real estate impairment	—	(2,377)	—	(2,377)
Income tax provision	(311)	(290)	(932)	(869)
Income (loss) from continuing operations	$2,016	$(5,782)	$89,201	$34,096

Total segment assets	$5,888,192	$5,649,544	$5,888,192	$5,649,544
Unallocated corporate assets	137,910	104,317	137,910	104,317
Total assets at September 30,	$6,026,102	$5,753,861	$6,026,102	$5,753,861

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

16. Subsequent Events

Distributions:  On November 5, 2015, the Company declared a distribution per share of $0.40, which will be paid on November 30, 2015 to all common stockholders of record as of November 16, 2015.  At the same time, the Operating Partnership will pay an equivalent amount per unit to holders of Common Units, as well as the quarterly cumulative preferential distribution to holders of Series A Preferred Units (see Note 10).

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

Property Portfolio

As of September 30, 2015, our total owned property portfolio contained 158 properties, consisting of owned off-campus student housing properties that are in close proximity to colleges and universities, American Campus Equity (“ACE®”) properties operated under ground/facility leases with university systems, and on-campus participating properties operated under ground/facility leases with the related university systems.  Of the 158 properties, five were under development as of September 30, 2015.  Our communities contain modern housing units and are supported by a resident assistant system and other student-oriented programming, with many offering resort-style amenities.

As of September 30, 2015, through ACC’s taxable REIT subsidiary (“TRS”) entities, we provided third-party management and leasing services for 39 properties, bringing our total owned and third-party managed portfolio to 197 properties.  Third-party management and leasing services are typically provided pursuant to management contracts that have initial terms that range from one to five years.  Below is a summary of our property portfolio as of September 30, 2015:

Property portfolio:	Properties	Units	Beds
Wholly-owned operating properties:
Off-campus properties	130	24,505	74,633
On-campus ACE	18	4,321	14,162
Subtotal – operating properties	148	28,826	88,795

Wholly-owned properties under development:
Off-campus properties	2	234	936
On-campus ACE	3	483	1,468
Subtotal – properties under development	5	717	2,404

Total wholly-owned properties	153	29,543	91,199

On-campus participating properties	5	2,087	5,086

Total owned property portfolio	158	31,630	96,285

Managed properties	39	10,932	29,527
Total property portfolio	197	42,562	125,812

Owned development activity

Recently completed projects: In August and September 2015, the final stages of construction were completed on one on-campus ACE property and three owned off-campus properties. These properties are summarized in the following table:

Project	Project Type	Location	Primary University Served	Units	Beds	Total Project Cost	Opened for Occupancy

160 Ross	Off-campus	Auburn, AL	Auburn University	182	642	$42,000	August 2015
U Club on Woodward Phase II	Off-campus	Tallahassee, FL	Florida State University	124	496	35,700	August 2015
The Summit at University City(1)	ACE	Philadelphia, PA	Drexel University	351	1,315	155,600	September 2015
2125 Franklin	Off-campus	Eugene, OR	University of Oregon	192	734	64,300	September 2015
SUBTOTAL – 2015 DELIVERIES				849	3,187	$297,600

(1)	Total project cost does not include a reimbursement from Drexel University at construction completion totaling $9.4 million related to the cost of constructing the project’s dining facility.

At September 30, 2015, we were in the process of constructing two owned off-campus properties and three on-campus ACE properties. These properties are summarized in the table below:

Project	Project Type	Location	Primary University Served	Units	Beds	Estimated Project Cost	Total Costs Incurred	Scheduled to Open for Occupancy

Currie Hall	ACE	Los Angeles, CA	University of Southern California	178	456	$50,400	$23,208	August 2016
U Club on 28th	Off-campus	Boulder, CO	University of Colorado	100	400	52,200	23,448	August 2016
Fairview House	ACE	Indianapolis, IN	Butler University	107	633	39,600	15,589	August 2016
U Club Sunnyside	Off-campus	Morgantown, WV	West Virginia University	134	536	46,300	13,270	August 2016
Merwick Stanworth Phase II	ACE	Princeton, NJ	Princeton University	198	379	48,300	8,473	Fall 2016
SUBTOTAL – 2016 DELIVERIES				717	2,404	$236,800	$83,988

Acquisitions

As discussed in more detail in Note 3 in the accompanying Notes to Consolidated Financial Statements contained in Item 1, during the nine months of 2015, the Company acquired eight properties containing 4,061 beds for approximately $378.3 million.

Third-Party Development Services

Through ACC’s TRS entities, we provide development and construction management services for student housing properties owned by colleges and universities, charitable foundations and others.  As of September 30, 2015, we were under contract on one third-party development project that is currently under construction and whose fees totals $2.1 million.  As of September 30, 2015, fees of approximately $0.8 million remained to be earned by us with respect to this project, which has a scheduled completion date of August 2016.

Results of Operations

Comparison of the Three Months Ended September 30, 2015 and September 30, 2014

The following table presents our results of operations for the three months ended September 30, 2015 and 2014, including the amount and percentage change in these results between the two periods.

	Three Months Ended September 30,
	2015	2014	Change ($)	Change (%)
Revenues
Wholly-owned properties	$170,275	$171,816	$(1,541)	(0.9)%
On-campus participating properties	6,565	5,786	779	13.5%
Third-party development services	937	1,856	(919)	(49.5)%
Third-party management services	2,261	1,769	492	27.8%
Resident services	778	709	69	9.7%
Total revenues	180,816	181,936	(1,120)	(0.6)%

Operating expenses
Wholly-owned properties	96,411	98,232	(1,821)	(1.9)%
On-campus participating properties	3,557	3,003	554	18.4%
Third-party development and management services	3,555	2,988	567	19.0%
General and administrative	5,086	4,700	386	8.2%
Depreciation and amortization	51,874	49,576	2,298	4.6%
Ground/facility leases	1,782	2,206	(424)	(19.2)%
Provision for real estate impairment	—	2,377	(2,377)	(100.0)%
Total operating expenses	162,265	163,082	(817)	(0.5)%

Operating income	18,551	18,854	(303)	(1.6)%

Nonoperating income and (expenses)
Interest income	1,099	1,055	44	4.2%
Interest expense	(21,053)	(23,794)	2,741	(11.5)%
Amortization of deferred financing costs	(1,315)	(1,543)	228	(14.8)%
Gain (loss) from disposition of real estate	4,657	(67)	4,724	(7,050.7)%
Other nonoperating income	388	—	388	100.0%
Total nonoperating expenses	(16,224)	(24,349)	8,125	(33.4)%

Income (loss) before income taxes and discontinued operations	2,327	(5,495)	7,822	(142.3)%
Income tax provision	(311)	(290)	(21)	7.2%

Net income (loss)	2,016	(5,785)	7,801	(134.8)%

Net (income) loss attributable to noncontrolling interests
Redeemable noncontrolling interests	(69)	19	(88)	(463.2)%
Partially owned properties	(92)	(81)	(11)	13.6%
Net income attributable to noncontrolling interests	(161)	(62)	(99)	159.7%
Net income (loss) attributable to ACC, Inc. and Subsidiaries common stockholders	$1,855	$(5,847)	$7,702	(131.7)%

Same Store and New Property Operations

We define our same store property portfolio as wholly-owned properties that were owned and/or operating for both of the full years ended December 31, 2015 and December 31, 2014, and which are not conducting or planning to conduct substantial development or redevelopment activities. Prior to the third quarter of 2015, we defined our same store property portfolio as properties that were owned and/or operating for both of the entire periods being compared. We revised the definition of our same store property portfolio during the third quarter of 2015 in order to simplify the presentation of same store operating results over multiple periods by utilizing a consistent peer group throughout the entire year.

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

A reconciliation of our same store, new property and sold property operations to our consolidated statements of comprehensive income is set forth below:

	Same Store Properties			New Properties(1)		Sold Properties(2)		Total - All Properties(3)
	Three Months Ended September 30,			Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2015		2014	2015	2014	2015	2014	2015	2014
Number of properties	129		129	19	2	20	21	168	152
Number of beds	76,874	(4)	76,894	11,921	1,152	12,297	12,777	101,092	90,823

Revenues(5)	$152,518		$147,059	$18,102	$7,673	$433	$17,793	$171,053	$172,525
Operating expenses	85,263		83,525	10,779	3,927	369	10,780	96,411	98,232

(1)
Does not include properties under construction as of September 30, 2015.  Number of properties and number of beds also excludes properties undergoing redevelopment as of September 30, 2015, although the results of operations of those properties are included in new property revenues and operating expenses prior to commencement of redevelopment activities.

(2)
Includes The Enclave, a 480-bed wholly-owned property that was sold in September 2014 along with 20 wholly-owned properties that were sold during the nine months ended September 30, 2015. Due to a recent change in accounting guidance, these disposals along with future disposals of individual operating properties or portfolios that do not represent a strategic shift in our operations will no longer qualify as discontinued operations and will be classified within income from continuing operations on the consolidated statements of comprehensive income. As a result, the operations of these properties are included in the table above in order to reconcile wholly-owned revenues and wholly-owned operating expenses on the accompanying consolidated statements of comprehensive income. Refer to Note 4 in the accompanying Notes to Consolidated Financial Statements contained in Item 1 for a more detailed discussion of our recent disposition activity.

(3)	Excludes Hawks Landing, a property that was sold in February 2014, which is classified within discontinued operations on the accompanying consolidated statements of comprehensive income.

(4)	The difference in number of beds for the comparable periods is due to the sale of one building containing 20 beds at one of our wholly-owned properties in October 2014.

(5)	Includes revenues that are reflected as resident services revenue on the accompanying consolidated statements of comprehensive income.

Same Store Properties.  The increase in revenue from our same store properties was primarily due to an increase in average rental rates for the 2014/2015 and 2015/2016 academic years, partially offset by a decrease in average occupancy from 92.8% during the three months ended September 30, 2014 to 91.4% during the three months ended September 30, 2015. Future revenues will be dependent on our ability to maintain our current leases in effect for the 2015/2016 academic year and our ability to obtain appropriate rental rates and desired occupancy for the 2016/2017 academic year at our various properties.

The increase in operating expenses from our same store properties was primarily due to additional repairs and maintenance expenses incurred during the three months ended September 30, 2015 related to one-time occurrences at three properties totaling $0.6 million, as well as $0.6 million of additional general and administrative expenses incurred related to the Company's obligation to fund certain municipal infrastructure improvements at a property. These increases were partially offset by a decrease in marketing expense as a result of the strategic refinement of our marketing activities. We anticipate that operating expenses for our same store property portfolio for the full year 2015 will increase as compared with 2014 for the reasons discussed above as well as general inflation.

New Property Operations. Our new properties for the three and nine months ended September 30, 2015 are summarized in the table below:

Property	Location	Primary University Served	Beds	Acquisition/Opening Date
Acquisitions:
University Walk	Knoxville, TN	University of Tennessee	526	August 2014
The Standard	Athens, GA	University of Georgia	610	October 2014
Park Point	Syracuse, NY	Syracuse University	226	February 2015
1200 West Marshall	Richmond, VA	Virginia Commonwealth University	406	March 2015
8 1/2 Canal Street	Richmond, VA	Virginia Commonwealth University	540	March 2015
Vistas San Marcos	San Marcos, TX	Texas State University	600	March 2015
Crest at Pearl	Austin, TX	University of Texas	343	June 2015
UP at Metroplex	Binghamton, NY	Binghamton University - SUNY	710	June 2015
Stadium Centre	Tallahassee, FL	Florida State University	710	July 2015
		SUBTOTAL - Acquisitions	4,671
Owned Developments:
Merwick Stanworth Phase I	Princeton, NJ	Princeton University	214	June 2014
The Plaza on University	Orlando, FL	University of Central Florida	1,313	August 2014
U Club on Frey Phase II	Kennesaw, GA	Kennesaw State University	408	August 2014
U Centre at Northgate	College Station, TX	Texas A&M University	784	August 2014
The Suites Phase II	Flagstaff, AZ	Northern Arizona University	328	August 2014
160 Ross	Auburn, AL	Auburn University	642	August 2015
U Club on Woodward Phase II	Tallahassee, FL	Florida State University	496	August 2015
The Summit at University City	Philadelphia, PA	Drexel University	1,315	September 2015
2125 Franklin	Eugene, OR	University of Oregon	734	September 2015
		SUBTOTAL - Owned Developments	6,234
Under Renovation:
University Crossings (1)	Philadelphia, PA	Drexel University	1,016	September 2015
		Total - New Properties	11,921

(1)
Due to significant ongoing renovation activity occurring at University Crossings, revenues decreased from $2.6 million for the three months ended September 30, 2014 to $0.5 million for the three months ended September 30, 2015, while operating expenses remained relatively constant at $0.9 million for the three months ended September 30, 2014 as compared to $0.8 million for the three months ended September 30, 2015.

On-Campus Participating Properties (“OCPP”) Operations

Same Store OCPP Properties. We had four participating properties containing 4,519 beds which were operating during the three months ended September 30, 2015 and 2014. Revenues from these properties increased from $5.3 million for the three months ended September 30, 2014 to $5.5 million for the three months ended September 30, 2015, an increase of $0.2 million. This increase was primarily a result of increased rental rates for the 2015/2016 academic year, offset by a decrease in average occupancy from 72.4% for the three months ended September 30, 2014 to 67.1% for the three months ended September 30, 2015. Occupancy at our on-campus participating properties is low during the summer months due to the expiration of the 9-month leases concurrent with the end of the spring semester. Operating expenses for these properties increased from $2.9 million for the three months ended September 30, 2014 to $3.2 million for the three months ended September 30, 2015, an increase of $0.3 million. This increase was primarily due to an increase in costs incurred related to the annual turn process and increased utilities expense.

New Property Operations. In August 2014, we completed construction on College Park, a 567-bed on-campus participating property serving students attending West Virginia University. This property contributed additional revenue and operating expenses of approximately $0.5 million and $0.2 million, respectively, during the three months ended September 30, 2015.

Third-Party Development Services Revenue

Third-party development services revenue decreased by approximately $1.0 million, from $1.9 million during the three months ended September 30, 2014 to $0.9 million for the three months ended September 30, 2015.  This decrease was primarily due to the closing of bond financing and commencement of construction in July 2014 on a third-party on-campus development project at Texas A&M University - Corpus Christi, resulting in $0.9 million of revenue recognized during the three months ended September 30, 2014. Third party development revenue for the full year 2015 will be highly dependent upon the finalization of documents and commencement of construction of additional third-party development projects, as well as the verification of anticipated savings under the construction budgets for recently completed projects, of which we are entitled to a portion of such savings.

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

Third-Party Management Services Revenue

Third-party management services revenue increased by approximately $0.5 million, from $1.8 million during the three months ended September 30, 2014 to $2.3 million for the three months ended September 30, 2015.  The increase was primarily a result of revenue earned from newly awarded management contracts, and the recognition of incentive fees from another third party management contract during the three months ended September 30, 2015. We anticipate third-party management services revenue for the full year 2015 will increase as compared to 2014 for the reasons discussed above.

Third-Party Development and Management Services Expenses

Third-party development and management services expenses increased by approximately $0.6 million, from $3.0 million during the three months September 30, 2014 to $3.6 million for the three months ended September 30, 2015. This increase was primarily a result of the timing of new management contracts awarded in 2014 and 2015, an increase in the level of pursuits of potential third-party development projects, and general inflation. We anticipate third-party development and management services expenses will increase for the full year 2015 as compared to 2014 for the reasons discussed above.
General and Administrative

General and administrative expenses increased by approximately $0.4 million, from $4.7 million during the three months ended September 30, 2014 to $5.1 million for the three months ended September 30, 2015. This increase was primarily due to additional expenses incurred in connection with enhancements to our operating system platforms, additional payroll, health care and benefits expense, public company costs and other general inflationary factors. We anticipate general and administrative expenses will increase for the full year 2015 as compared to 2014 for the reasons discussed above.

Depreciation and Amortization

Depreciation and amortization increased by approximately $2.3 million, from $49.6 million during the three months ended September 30, 2014 to $51.9 million for the three months ended September 30, 2015.  This increase was primarily due to the completion of construction and opening of four owned development properties in August and September 2015, five owned development properties in June and August 2014, one mezzanine development property in August 2014, and one on-campus participating property in August 2014. These properties contributed approximately $2.4 million of additional depreciation and amortization expense during the three months ended September 30, 2015. In addition, property acquisition activity in October 2014 and the first nine months of 2015 contributed approximately $4.0 million of additional depreciation and amortization expense during the three months ended September 30, 2015. These increases were offset by a decrease in depreciation and amortization expense of approximately $4.1 million related to the sale of one property in September 2014 and 20 properties in the first nine months of 2015.

We expect depreciation and amortization expense to increase for the full year 2015 as a result of the completion of owned development projects placed into service in Fall 2015 and Fall 2014, and acquisitions occurring in 2015, offset by a reduction in depreciation and amortization related to the disposition of properties occurring in 2015.

Ground/Facility Leases

Ground/facility leases expense decreased by approximately $0.4 million, from $2.2 million during the three months ended September 30, 2014 to $1.8 million for the three months ended September 30, 2015.  This decrease was primarily due to additional capital expenditures incurred at our on-campus participating properties during the respective periods. These decreases were offset by additional ground lease expense of $0.2 million incurred during the three months ended September 30, 2015 related to ACE projects that completed construction and opened for operations in Fall 2014 and Fall 2015. We anticipate ground/facility leases expense to increase for the full year 2015 as compared to 2014, primarily as a result of the timing of ACE properties being placed into service.
Provision for Real Estate Impairment

During the three months ended September 30, 2014, we recorded a loss of approximately $2.4 million related to an impairment recognized prior to the sale of a wholly-owned property in September 2014.

Interest Expense

Interest expense decreased by approximately $2.7 million, from $23.8 million during the three months ended September 30, 2014 to $21.1 million for the three months ended September 30, 2015. Interest expense decreased as a result of the following: (i) a decrease of approximately $1.3 million during the three months ended September 30, 2015, related to the disposition of properties with outstanding mortgage debt; (ii) approximately $2.3 million related to the payoff of additional mortgage and construction loans during the past 15 months and the payoff of our secured agency facility on September 1, 2014; and (iii) a decrease of approximately $0.7 million as a result of an increase in capitalized interest due to the timing and volume of construction activities on our owned development projects during the comparable three month periods. These decreases were partially offset by the following: (i) an increase of approximately $0.8 million related to a increase in borrowings under our unsecured revolving credit facility during the comparable three month periods; (ii) approximately $0.5 million of additional mortgage interest related to property acquisition activity in October of 2014 and the first nine months of 2015; and (iii) an increase of approximately $0.3 million during the three months ended September 30, 2015 related to two $400 million offerings of senior unsecured notes, which closed in June 2014 and September 2015. We anticipate interest expense will decrease for the full year 2015 as compared to the prior year, primarily as a result of utilizing proceeds received from the disposition of properties to fund our investment pipeline as opposed to incurring debt to fund such investment activities.

Gain (Loss) from Disposition of Real Estate

During the three months ended September 30, 2015, we sold a portfolio of three wholly-owned properties containing 1,200 beds, resulting in a net gain from disposition of real estate of approximately $4.7 million. During the three months ended September 30, 2014, we sold one wholly-owned property containing 484 beds, resulting in a loss from disposition of $0.1 million. Refer to Note 4 in the accompanying Notes to Consolidated Financial Statements contained in Item 1 for additional details regarding the disposal of these properties.

Other Nonoperating Income

During the three months ended September 30, 2015, we recognized an insurance gain of $0.4 million related to a fire that occurred at one of our properties in 2014.

Comparison of the Nine Months Ended September 30, 2015 and September 30, 2014

The following table presents our results of operations for the nine months ended September 30, 2015 and 2014, including the amount and percentage change in these results between the two periods.

	Nine Months Ended September 30,
	2015	2014	Change ($)	Change (%)
Revenues
Wholly-owned properties	$517,641	$506,822	$10,819	2.1%
On-campus participating properties	21,469	18,709	2,760	14.8%
Third-party development services	3,178	3,624	(446)	(12.3)%
Third-party management services	6,586	5,751	835	14.5%
Resident services	2,309	2,190	119	5.4%
Total revenues	551,183	537,096	14,087	2.6%

Operating expenses
Wholly-owned properties	252,672	250,074	2,598	1.0%
On-campus participating properties	9,167	8,265	902	10.9%
Third-party development and management services	10,554	8,589	1,965	22.9%
General and administrative	15,667	13,957	1,710	12.3%
Depreciation and amortization	154,103	146,201	7,902	5.4%
Ground/facility leases	5,841	5,351	490	9.2%
Provision for real estate impairment	—	2,377	(2,377)	(100.0)%
Total operating expenses	448,004	434,814	13,190	3.0%

Operating income	103,179	102,282	897	0.9%

Nonoperating income and (expenses)
Interest income	3,296	3,123	173	5.5%
Interest expense	(63,627)	(65,873)	2,246	(3.4)%
Amortization of deferred financing costs	(4,032)	(4,503)	471	(10.5)%
Gain (loss) from disposition of real estate	52,699	(67)	52,766	(78,755.2)%
Loss from early extinguishment of debt	(1,770)	—	(1,770)	100.0%
Other nonoperating income	388	—	388	100.0%
Total nonoperating (expenses)	(13,046)	(67,320)	54,274	(80.6)%

Income before income taxes and discontinued operations	90,133	34,962	55,171	157.8%
Income tax provision	(932)	(869)	(63)	7.2%
Income from continuing operations	89,201	34,093	55,108	161.6%

Discontinued operations
Loss attributable to discontinued operations	—	(123)	123	(100.0)%
Gain from disposition of real estate	—	2,843	(2,843)	(100.0)%
Total discontinued operations	—	2,720	(2,720)	(100.0)%

Net income	89,201	36,813	52,388	142.3%

Net income attributable to noncontrolling interests
Redeemable noncontrolling interests	(1,062)	(567)	(495)	87.3%
Partially owned properties	(507)	(257)	(250)	97.3%
Net income attributable to noncontrolling interests	(1,569)	(824)	(745)	90.4%
Net income attributable to ACC, Inc. and subsidiaries common stockholders	$87,632	$35,989	$51,643	143.5%

Same Store and New Property Operations

 A reconciliation of our same store, new property and sold property operations to our consolidated statements of comprehensive income is set forth below:

	Same Store Properties			New Properties(1)		Sold Properties(2)		Total - All Properties(3)
	Nine Months Ended September 30,			Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2015		2014	2015	2014	2015	2014	2015	2014
Number of properties	129		129	19	2	20	21	168	152
Number of beds	76,874	(4)	76,894	11,921	1,152	12,297	12,777	101,092	90,823

Revenues(5)	$455,938		$441,025	$45,973	$15,074	$18,039	$52,913	$519,950	$509,012
Operating expenses	219,568		215,415	23,967	7,222	9,137	27,437	252,672	250,074

(1)
Does not include properties under construction as of September 30, 2015.  Number of properties and number of beds also excludes properties undergoing redevelopment as of September 30, 2015, although the results of operations of those properties are included in new property revenues and operating expenses prior to commencement of redevelopment activities.

(2)
Includes The Enclave, a 480-bed wholly-owned property that was sold in September 2014 along with 20 wholly-owned properties that were sold during the nine months ended September 30, 2015. Refer to Note 4 in the accompanying Notes to Consolidated Financial Statements contained in Item 1 for a more detailed discussion of our recent disposition activity.

(3)	Excludes Hawks Landing, a property that was sold in February 2014, which is classified within discontinued operations on the accompanying consolidated statements of comprehensive income.

(4)	The difference in number of beds for the comparable periods is due to the sale of one building containing 20 beds at one of our wholly-owned properties in October 2014.

(5)	Includes revenues which are reflected as resident services revenue on the accompanying consolidated statements of comprehensive income.

Same Store Properties.  The increase in revenue from our same store properties was primarily due to an increase in average rental rates for the 2014/2015 and 2015/16 academic years.

The increase in operating expenses from our same store properties was primarily due to the same factors that contributed to the increase in operating expenses for the three months ended September 30, 2015, as discussed above, as well as general inflation.

New Property Operations.  Our new properties for the nine months ended September 30, 2015 are summarized in the table of new properties contained in the discussion of our results of operations for the three months ended September 30, 2015 and 2014. Due to significant ongoing renovation activity occurring at University Crossings, revenues decreased from $7.5 million for the nine months ended September 30, 2014 to $5.3 million for the nine months ended September 30, 2015, while operating expenses remained relatively constant at $2.4 million for the nine months ended September 30, 2015 as compared to $2.2 million for the nine months ended September 30, 2014.

On-Campus Participating Properties (“OCPP”) Operations

Same Store OCPP Properties. We had four participating properties containing 4,519 beds which were operating during the nine months ended September 30, 2015 and 2014. Revenues from these properties increased by $0.3 million, from $18.2 million for the nine months ended September 30, 2014 to $18.5 million for the nine months ended September 30, 2015. This increase was primarily due to an increase in average rental rates, offset by a decrease in average occupancy from 70.3% for the nine months ended September 30, 2014 to 69.4% for the nine months ended September 30, 2015. Operating expenses at these properties increased by $0.2 million, from $8.1 million for the nine months ended September 30, 2014 as compared to $8.3 million for the nine months ended September 30, 2015, primarily due to increased security and turn costs as compared to the prior year.

New Property Operations. In August 2014, we completed construction on College Park, a 567-bed on-campus participating property serving students attending West Virginia University. This property contributed additional revenue and operating expenses of approximately $2.5 million and $0.7 million, respectively, during the nine months ended September 30, 2015.

Third-Party Development Services Revenue

Third-party development services revenue decreased by approximately $0.4 million, from $3.6 million during the nine months ended September 30, 2014 to $3.2 million for the nine months ended September 30, 2015.  This decrease was primarily due to the the closing and commencement of construction of two third-party development projects at the University of Toledo and Texas A&M University - Corpus Christi during the nine months ended September 30, 2014, as compared to the closing and commencement of construction of one project at Northeastern Illinois University during the nine months ended September 30, 2015.

Third-Party Management Services Revenue

Third-party management services revenue increased by approximately $0.8 million, from $5.8 million during the nine months ended September 30, 2014 to $6.6 million for the nine months ended September 30, 2015.  This increase was primarily due to the same factors that contributed to the increase for the three months ended September 30, 2015, as discussed above.

Third-Party Development and Management Services Expenses

Third-party development and management services expenses increased by approximately $2.0 million, from $8.6 million during the nine months ended September 30, 2014 to $10.6 million for the nine months ended September 30, 2015. This increase was primarily due to the same factors that contributed to the increase for the three months ended September 30, 2015, as discussed above.
General and Administrative

General and administrative expenses increased by approximately $1.7 million, from $14.0 million during the nine months ended September 30, 2014 to $15.7 million for the nine months ended September 30, 2015. This increase was primarily due to the same factors that contributed to the increase for the three months ended September 30, 2015, as discussed above.

Depreciation and Amortization

Depreciation and amortization increased by approximately $7.9 million, from $146.2 million during the nine months ended September 30, 2014 to $154.1 million for the nine months ended September 30, 2015.  This increase was primarily due to the completion of construction and opening of four owned development properties in August and September 2015, five owned development properties in June and August 2014, one mezzanine development property in August 2014, and one on-campus participating property in August 2014, which contributed approximately $8.0 million of additional depreciation and amortization expense during the nine months ended September 30, 2015. In addition, property acquisition activity in October 2014 and the first nine months of 2015 contributed approximately $8.5 million of additional depreciation and amortization expense during the nine months ended September 30, 2015. These increases were offset by a decrease in depreciation and amortization expense of approximately $8.8 million related to the sale of one property in September 2014 and 20 properties in the first nine months of 2015.

Ground/Facility Leases

Ground/facility leases expense increased by approximately $0.4 million, from $5.4 million during the nine months ended September 30, 2014 to $5.8 million for the nine months ended September 30, 2015.  This increase was primarily due to the timing of ACE development projects placed into service during 2014 and 2015, which contributed approximately $0.7 million of additional ground/facility leases expense during the nine months ended September 30, 2015. In addition, the new on-campus participating property placed into service in August 2014 contributed $0.3 million of the increase to ground/facility leases expense during the nine months ended September 30, 2015. These increases were offset by a decrease in ground/facility leases expense at our same store on-campus participating properties as a result of increased bad debt expense, turn costs, and capital expenditures as compared to the prior year.
Interest Expense

Interest expense decreased by approximately $2.3 million, from $65.9 million during the nine months ended September 30, 2014 to $63.6 million for the nine months ended September 30, 2015. Interest expense decreased as a result of the following: (i) a decrease of $7.2 million related to the payoff of additional mortgage and construction loans during the past 15 months and the payoff of our secured agency facility on September 1, 2014; (ii) a decrease of approximately $2.9 million during the nine months ended September 30, 2015, related to the disposition of properties with outstanding mortgage debt; (iii) a decrease of approximately $2.0 million as a result of an increase in capitalized interest due to the timing and volume of construction activities on our owned development projects during the comparable nine month periods; and (iv) approximately $0.6 million in decreases related to lower outstanding balances on our mortgage debt due to continued scheduled principal payments. These decreases were partially offset by the following: (i) an increase of approximately $8.4 million during the nine months ended September 30, 2015 related to two of our $400 million offerings of senior unsecured notes, which closed in June 2014 and September 2015; (ii) an approximately $1.3 million increase related to the completion of one on-campus participating property in August 2014 which was partially financed with a construction loan; and (iii) approximately $0.7 million of additional mortgage interest related to property acquisition activity in October of 2014 and the first nine months of 2015.

Amortization of Deferred Financing Costs

Amortization of deferred financing costs decreased by approximately $0.5 million, from $4.5 million during the nine months ended September 30, 2014 to $4.0 million for the nine months ended September 30, 2015. This decrease was primarily due to a decrease of approximately $0.3 million during the nine months ended September 30, 2015, related to the payoff of mortgage and construction loans during 2015 and 2014, and approximately $0.4 million during the nine months ended September 30, 2015 resulting from the payoff of our secured agency facility on September 1, 2014. These decreases were partially offset by $0.2 million in increases related to our 2014 and 2015 bond offerings.

Gain (Loss) from Disposition of Real Estate

During the nine months ended September 30, 2015, we sold 20 wholly-owned properties containing 12,297 beds, resulting in a net gain from disposition of real estate of approximately $52.7 million. During the nine months ended September 30, 2014, we sold two wholly-owned property containing 964 beds, resulting in a net gain on disposition of real estate of approximately $2.8 million. One of the properties which was sold in the first quarter 2014 was classified as Held for Sale as of December 31, 2013, and accordingly the gain on disposition for this property is reflected in discontinued operations in the accompanying consolidated statements of comprehensive income. Under new accounting guidance, subsequent property disposition transactions that do not represent a strategic shift in our operations will no longer qualify as discontinued operations and the related gains and losses from disposition are classified within income from continuing operations on the consolidated statements of comprehensive income.
Refer to Note 4 in the accompanying Notes to Consolidated Financial Statements contained in Item 1 for additional details regarding our recent disposition transactions.

Loss from Early Extinguishment of Debt

During the nine months ended September 30, 2015, we incurred approximately $1.8 million of losses associated with the early pay off of four mortgage loans in connection with the sale of four wholly-owned properties.

Discontinued Operations

Discontinued operations on the accompanying consolidated statements of comprehensive income for the nine months ended September 30, 2014 includes Hawks Landing, a wholly-owned property that was sold in February 2014. As discussed above, the disposition of Hawks Landing was not subject to the new accounting guidance for discontinued operations because it was classified as held for sale as of December 31, 2013.

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

Liquidity and Capital Resources

Cash Balances and Cash Flows

As of September 30, 2015, excluding our on-campus participating properties, we had $69.5 million in cash and cash equivalents and restricted cash as compared to $45.5 million in cash and cash equivalents and restricted cash as of December 31, 2014.  Restricted cash primarily consists of escrow accounts held by lenders and resident security deposits, as required by law in certain states, and funds held in escrow in connection with potential acquisition and development opportunities.  The following discussion relates to changes in cash due to operating, investing and financing activities, which are presented in our consolidated statements of cash flows included in Item 1.

Operating Activities: For the nine months ended September 30, 2015, net cash provided by operating activities was approximately $176.1 million, as compared to approximately $201.0 million for the nine months ended September 30, 2014, a decrease of $24.9 million.  This decrease in cash flows was primarily due to (i) the sale of one property in September 2014 and 20 properties during the first nine months of 2015; (ii) an increase in student accounts receivable due to the timing of anticipated collections; and (iii) an increase in other assets due to an anticipated reimbursement from Drexel University related to construction of the dining facility in a recently completed project. These decreases in cash provided by operating activities were partially offset by: (i) operating cash flows provided from the timing of property acquisitions purchased in the last quarter of 2014 and the first nine months of 2015, (ii) the completion of construction and opening of six owned development projects and one on-campus participating project in Fall 2014; the completion of construction and opening of four owned development projects in August and September 2015.

Investing Activities:  Investing activities utilized approximately $130.6 million and $285.5 million for the nine months ended September 30, 2015 and 2014, respectively.  The $154.9 million decrease in cash utilized in investing activities was primarily a result of the following: (i) a $419.7 million increase in proceeds from the disposition of wholly owned properties as we sold 20 properties during the nine months ended September 30, 2015, as compared to one property during the the comparable nine month period in 2014; (ii) a $54.2 million decrease in cash used to fund the construction of our wholly-owned development properties, related to the timing of construction commencement and completion of our owned development pipeline; and (iii) a $25.0 million decrease in cash used during the nine months ended September 30, 2015 to fund the construction of an on-campus participating property located in Morgantown, West Virgina which opened for occupancy in August 2014. These decreases in cash utilized in investing activities were partially offset by (i) a $327.4 million increase in cash paid to acquire properties and undeveloped land parcels; (ii) a $7.5 million increase in cash used to fund capital expenditures at our wholly-owned and on-campus participating properties; (iii) a $3.3 million increase in cash used to fund purchases of corporate furniture, fixtures, and assets; and (iv) a decrease related to the repayment of a $3.0 million loan to a third-party developer during the nine months ended September 30, 2014.

Financing Activities: Cash used in financing activities for the nine months ended September 30, 2015 totaled approximately $25.2 million as compared to $65.1 million in cash provided by financing activities during the nine months ended September 30, 2014.  The $90.3 million decrease in cash provided by financing activities was primarily a result of the following: (i) a $119.6 million increase in cash used to pay off maturing mortgage and construction debt during the comparable nine month periods; (ii) a $142.6 million increase in net pay downs on our revolving credit facility; (iii) a $26.0 million decrease in construction loan proceeds during the comparable nine month periods as the development and construction of an on-campus participating property, which opened for occupancy in August 2014, was financed with a construction loan; and (iv) a $15.0 million increase in distributions to stockholders during the comparable nine month periods, as a result of the recent issuance of common stock under our at-the-market share offering program (“ATM Equity Program”) discussed below and an increase to the quarterly dividend per share of common stock in May 2014 and May 2015. These decreases in cash provided by financing activities were partially offset by the following: (i) an increase of $207.5 million in net proceeds received from the issuance of common stock under our ATM Equity Program; (ii) a$6.4 million decrease in debt issuance costs and the termination of our forward operating swap; and (iii) a $1.4 million decrease in principal payments on mortgage and construction loans.

Liquidity Needs, Sources and Uses of Capital

As of September 30, 2015, our short-term liquidity needs included, but were not limited to, the following: (i) anticipated distribution payments to our common and restricted stockholders totaling approximately $180.8 million based on an assumed annual cash distribution of $1.60 per share based on the number of our shares outstanding as of September 30, 2015, (ii) anticipated distribution payments to our Operating Partnership unitholders totaling approximately $2.5 million based on an assumed annual distribution of $1.60 per common unit and a cumulative preferential per annum cash distribution rate of 5.99% on our Series A preferred units based on the number of units outstanding as of September 30, 2015, (iii) pay off of approximately $94.0 million of outstanding fixed rate mortgage debt scheduled to mature during the next 12 months, (iv) estimated development costs over the next 12 months totaling approximately $152.8 million for our wholly-owned properties currently under construction, (v) funds for other development projects scheduled to commence construction during the next 12 months, and (vi) potential future land acquisitions, including mezzanine financed developments.

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

On November 5, 2015, we declared a distribution per share of $0.40, which will be paid on November 30, 2015 to all common stockholders of record as of November 16, 2015.  At the same time, the Operating Partnership will pay an equivalent amount per unit to holders of Common Units, as well as the quarterly cumulative preferential distribution to holders of Series A Preferred Units.

Pre-Development Expenditures

Our third-party and owned development activities have historically required us to fund pre-development expenditures such as architectural fees, permits and deposits.  The closing and/or commencement of construction of these development projects is subject to a number of risks such as our inability to obtain financing on favorable terms and delays or refusals in obtaining necessary zoning, land use, building, and other required governmental permits and authorizations  As such, we cannot always predict accurately the liquidity needs of these activities.  We frequently incur these pre-development expenditures before a financing commitment and/or required permits and authorizations have been obtained.  Accordingly, we bear the risk of the loss of these pre-development expenditures if financing cannot ultimately be arranged on acceptable terms or we are unable to successfully obtain the required permits and authorizations.  Historically, our third-party and owned development projects have been successfully structured and financed; however, these developments have at times been delayed beyond the period initially scheduled, causing revenue to be recognized in later periods.  As of September 30, 2015, we have deferred approximately $6.4 million in pre-development costs related to third-party and owned development projects that have not yet commenced construction.

Indebtedness

A summary of our consolidated indebtedness as of September 30, 2015 is as follows:

	Amount	% of Total	Weighted Average Rates	Weighted Average Maturities (years)
Secured	$1,069,904	37.4%	5.17%	5.5 Years
Unsecured	1,800,000	62.6%	3.22%	5.5 Years
Total consolidated debt	$2,869,904	100.0%	3.95%	5.5 Years

Fixed rate debt
Secured
Project-based taxable bonds (1)	$36,935	1.3%	7.56%	9.0 Years
Construction (2)	3,177	0.1%	4.61%	8.9 Years
Mortgage (3)	1,029,792	36.0%	4.94%	4.1 Years
Unsecured
3.750% Notes, due April 2023 (4)	400,000	13.9%	3.75%	7.5 Years
4.125% Notes, due July 2024 (5)	400,000	13.9%	4.25%	8.8 Years
3.350% Notes, due Oct 2020 (6)	400,000	13.9%	3.35%	5.0 Years
Term loan (7) (8)	350,000	12.2%	2.38%	1.3 Years
Total - fixed rate debt	2,619,904	91.3%	4.16%	5.7 Years

Variable rate debt:
Unsecured
Revolving credit facility (8)	—	—%	1.70%	2.4 Years
Term loan (8)	250,000	8.7%	1.70%	3.4 Years
Total - variable rate debt	250,000	8.7%	1.70%	3.4 Years
Total consolidated debt(9)	$2,869,904	100.0%	3.95%	5.5 Years

(1)	Three of our on-campus participating properties are 100% financed with project-based taxable bonds.

(2)	Represents a construction loan used to partially finance the development and construction of Stadium Centre Phase II, a VIE the Company includes in its consolidated financial statements.

(3)
A total of 41 of our properties are encumbered with mortgage debt. Balance excludes net unamortized debt premiums and debt discounts related to mortgage loans assumed in connection with property acquisitions of approximately $54.0 million and $0.2 million, respectively.

(4)	10-year notes were issued at 99.659% of par value with a coupon of 3.750% and a yield of 3.791%. Balance excludes unamortized original issue discount of approximately $1.1 million.

(5)	10-year notes were issued at 99.861% of par value with a coupon of 4.125% and a yield of 4.142%. Balance excludes unamortized original issue discount of approximately $0.5 million.

(6)	5-year notes were issued at 99.811% of par value with a coupon of 3.350% and a yield of 3.391%. Balance excludes unamortized original issue discount of approximately $0.7 million.

(7)
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

(9)	Balance excludes $53.7 million in net unamortized premiums related to mortgage loans and $2.3 million in unamortized original issue discounts on unsecured notes.

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

The following table presents a reconciliation of our net income attributable to common shareholders to FFO and FFOM:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income attributable to ACC, Inc. and Subsidiaries common stockholders	$1,855	$(5,847)	$87,632	$35,989
Noncontrolling interests	161	62	1,569	824
(Gain) loss from disposition of real estate	(4,657)	67	(52,699)	(2,776)
Elimination of provision for asset impairment(1)	—	2,377	—	2,377
Real estate related depreciation and amortization	51,244	49,029	152,253	144,681
Funds from operations (“FFO”) attributable to common stockholders and OP unitholders	48,603	45,688	188,755	181,095

Elimination of operations of on-campus participating properties:
Net loss (income) from on-campus participating properties	493	749	(1,206)	(1,242)
Amortization of investment in on-campus participating properties	(1,780)	(1,548)	(5,231)	(3,988)
	47,316	44,889	182,318	175,865
Modifications to reflect operational performance of on-campus participating properties:
Our share of net cash flow (2)	468	1,070	2,082	2,347
Management fees	289	257	957	841
On-campus participating properties development fees (3)	—	642	—	1,070
Impact of on-campus participating properties	757	1,969	3,039	4,258
Property acquisition costs	623	—	2,836	—
Impact of University Walk (pre-sale arrangement)(4)	—	(323)	—	(323)
Elimination of loss from early extinguishment of debt (5)	—	—	1,770	—
Funds from operations – modified (“FFOM”) attributable to common stockholders and OP unitholders	$48,696	$46,535	$189,963	$179,800

FFO per share – diluted	$0.42	$0.43	$1.66	$1.69
FFOM per share – diluted	$0.43	$0.44	$1.67	$1.68
Weighted average common shares outstanding – diluted	114,532,290	106,974,047	114,021,780	106,940,665

(1)	For the three and nine months ended September 30, 2014, represents an impairment charge recorded for a property that was sold in September 2014.

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

(4)
University Walk is a property that was subject to a pre-sale arrangement and was purchased in January 2015. The property was consolidated for financial reporting purposes prior to its acquisition. However, as we did not benefit from the net cash flow from operations prior to our purchase, we have excluded the operations of this property from FFOM in 2014.

(5)
Represents losses associated with the early pay-off of mortgage loans for four properties sold during the nine months ended September 30, 2015. Such costs are excluded from gains from disposition of real estate reported in accordance with GAAP. However, we view the losses from early extinguishment of debt associated with the sales of real estate as an incremental cost of the sale transactions because we extinguished the debt in connection with the consummation of the sale transactions and we had no intent to extinguish the debt absent such transactions. We believe that adjusting FFO to exclude these losses more appropriately reflects the results of our operations exclusive of the impact of our disposition transactions.

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

Dated:	November 6, 2015

AMERICAN CAMPUS COMMUNITIES, INC.

By:	/s/ William C. Bayless, Jr.

William C. Bayless, Jr. President and Chief Executive Officer

By:	/s/ Jonathan A. Graf

Jonathan A. Graf Executive Vice President, Chief Financial Officer, Treasurer and Secretary

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	November 6, 2015

AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P.
By: American Campus Communities Holdings, LLC, its general partner
By: American Campus Communities, Inc., its sole member

By:	/s/ William C. Bayless, Jr.

William C. Bayless, Jr. President and Chief Executive Officer

By:	/s/ Jonathan A. Graf

Jonathan A. Graf Executive Vice President, Chief Financial Officer, Treasurer and Secretary