Form 10-K
period 2015-12-31
AMERICAN CAMPUS COMMUNITIES INC; American Campus Communities Operating Partnership LP
filed 2016-02-29
CIK 1283630, 1357369

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2015.

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
American Campus Communities, Inc.                                                 Yes  ☐  No ☒
American Campus Communities Operating Partnership, L.P.          Yes  ☐  No ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was $3,633,281,174 based on the last sale price of the common equity on June 30, 2015 which is the last business day of the Company’s most recently completed second quarter.

There were 130,301,032 shares of the Company’s common stock with a par value of $0.01 per share outstanding as of the close of business on February 19, 2016.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this report incorporates information by reference from the definitive Proxy Statement for the 2016 Annual Meeting of Stockholders.

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the year ended December 31, 2015 of American Campus Communities, Inc. and American Campus Communities Operating Partnership, L.P.  Unless stated otherwise or the context otherwise requires, references to “ACC” mean American Campus Communities, Inc. a Maryland real estate investment trust (“REIT”), and references to “ACCOP” mean American Campus Communities Operating Partnership, L.P., a Maryland limited partnership.  References to the “Company,” “we,” “us” or “our” mean collectively ACC, ACCOP and those entities/subsidiaries owned or controlled by ACC and/or ACCOP.  References to the “Operating Partnership” mean collectively ACCOP and those entities/subsidiaries owned or controlled by ACCOP. The following chart illustrates the Company’s and the Operating Partnership’s corporate structure:

American Campus Communities, Inc.
(Limited Partner)
100.0%
American Campus Communities
Holdings, LLC.
(General Partner)
98.8%
less than 1%
American Campus Communities
Operating Partnership, L.P.
1.2%
Other Limited
Partners
Property Owning
Entities/Subsidiaries
Company
Operating
Partnership

The general partner of ACCOP is American Campus Communities Holdings, LLC (“ACC Holdings”), an entity that is wholly-owned by ACC. As of December 31, 2015, ACC Holdings held an ownership interest in ACCOP of less than 1%. The limited partners of ACCOP are ACC and other limited partners consisting of current and former members of management and nonaffiliated third parties.  As of December 31, 2015, ACC owned an approximate 98.8% limited partnership interest in ACCOP.  As the sole member of the general partner of ACCOP, ACC has exclusive control of ACCOP’s day-to-day management.  Management operates the Company and the Operating Partnership as one business. The management of ACC consists of the same members as the management of ACCOP. The Company is structured as an umbrella partnership REIT (“UPREIT”) and ACC contributes all net proceeds from its various equity offerings to the Operating Partnership. In return for those contributions, ACC receives a number of units of ACCOP (“OP Units,” see definition below) equal to the number of common shares it has issued in the equity offering. Contributions of properties to the Company can be structured as tax-deferred transactions through the issuance of OP Units in ACCOP.  Based on the terms of ACCOP’s partnership agreement, OP Units can be exchanged for ACC’s common shares on a one-for-one basis. The Company maintains a one-for-one relationship between the OP Units of ACCOP issued to ACC and ACC Holdings and the common shares issued to the public. The Company believes that combining the reports on Form 10-K of the Company and the Operating Partnership into this single report provides the following benefits:

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
FOR THE YEAR ENDED DECEMBER 31, 2015

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

The general partner of ACCOP is American Campus Communities Holdings, LLC (“ACC Holdings”), an entity that is wholly-owned by ACC. As of December 31, 2015, ACC Holdings held an ownership interest in ACCOP of less than 1%. The limited partners of ACCOP are ACC and other limited partners consisting of current and former members of management and nonaffiliated third parties.  As of December 31, 2015, ACC owned an approximate 98.8% limited partnership interest in ACCOP.  As the sole member of the general partner of ACCOP, ACC has exclusive control of ACCOP’s day-to-day management.  Management operates ACC and ACCOP as one business.  The management of ACC consists of the same members as the management of ACCOP.  ACC consolidates ACCOP for financial reporting purposes, and ACC does not have significant assets other than its investment in ACCOP.  Therefore, the assets and liabilities of ACC and ACCOP are the same on their respective financial statements. References to the “Company,” “we,” “us” or “our” mean collectively ACC, ACCOP and those entities/subsidiaries owned or controlled by ACC and/or ACCOP.  References to the “Operating Partnership” mean collectively ACCOP and those entities/subsidiaries owned or controlled by ACCOP.

As of December 31, 2015, our total owned and third-party managed portfolio included 201 properties with approximately 128,900 beds in approximately 43,400 units.

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

Acquisitions:  As discussed in more detail in Note 5 in the accompanying Notes to Consolidated Financial Statements contained in Item 8, in 2015, we acquired eight wholly-owned properties containing 1,488 units and 4,061 beds for approximately $378.3 million.

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

Development:  In August and September 2015, the final stages of construction were completed on one on-campus ACE property and three owned off-campus properties. These properties are summarized in the following table:

Project	Project Type	Location	Primary University Served	Units	Beds	Total Project Cost	Opened for Occupancy

160 Ross	Off-campus	Auburn, AL	Auburn University	182	642	$42,000	August 2015
U Club on Woodward Phase II	Off-campus	Tallahassee, FL	Florida State University	124	496	35,700	August 2015
The Summit at University City	ACE	Philadelphia, PA	Drexel University	351	1,315	155,600	September 2015
2125 Franklin	Off-campus	Eugene, OR	University of Oregon	192	734	64,300	September 2015
TOTAL – 2015 DELIVERIES				849	3,187	$297,600

At December 31, 2015, we were in the process of constructing three owned off-campus properties and five on-campus ACE properties. In addition, we have entered into a presale agreement to purchase one owned off-campus property which we are including in our consolidated financial statements. These properties are summarized in the table below:

Project	Project Type	Location	Primary University Served	Units	Beds	Estimated Project Cost	Total Costs Incurred	Scheduled to Open for Occupancy

The Court at Stadium Centre (1)	Off-campus	Tallahassee, FL	Florida State University	80	260	$26,450	$22,127	May 2016
Currie Hall	ACE	Los Angeles, CA	University of Southern California	178	456	52,200	29,344	August 2016
U Club on 28th	Off-campus	Boulder, CO	University of Colorado	100	400	52,200	30,309	August 2016
Fairview House	ACE	Indianapolis, IN	Butler University	107	633	39,600	23,063	August 2016
U Club Sunnyside	Off-campus	Morgantown, WV	West Virginia University	134	536	46,300	23,080	August 2016
University Pointe	ACE	Louisville, KY	University of Louisville	134	531	44,100	19,154	August 2016
Merwick Stanworth Phase II	ACE	Princeton, NJ	Princeton University	198	379	46,500	17,019	Fall 2016
SUBTOTAL – 2016 DELIVERIES				931	3,195	$307,350	$164,096
Arizona State Univ. Res. Hall	ACE	Tempe, AZ	Arizona State University	429	1,594	107,800	9,001	August 2017
U Centre on Turner	Off-campus	Columbia, MO	University of Missouri	182	718	69,100	17,368	August 2017
SUBTOTAL – 2017 DELIVERIES				611	2,312	$176,900	$26,369
TOTAL - ALL PROJECTS				1,542	5,507	$484,250	$190,465
(1) In conjunction with the purchase of Stadium Centre in July 2015 (see Note 5 in the accompanying Notes to the Consolidated Financial Statements contained Item 8), we entered into a presale agreement to purchase an adjacent property which will be completed in May 2016. We are obligated to purchase the property as long as certain construction completion deadlines and other closing conditions are met.

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

American Campus Equity (ACE):  Included in our wholly-owned properties segment and branded and marketed to colleges and universities as the ACE program, this transaction structure provides us with what we believe is a lower-risk opportunity compared to other off-campus projects, as our ACE projects have premier on-campus locations with marketing and operational assistance from the university.  The subject university substantially benefits by increasing its housing capacity with modern, well-amenitized student housing with no or minimal impacts to its own credit ratios, preserving the university’s credit capacity to fund academic and research facilities.

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

Employees

As of December 31, 2015, we had approximately 3,108 employees, consisting of:

•	approximately 1,877 on-site employees in our wholly-owned properties segment, including 754 Resident Assistants;

•	approximately 104 on-site employees in our on-campus participating properties segment, including 43 Resident Assistants;

•	approximately 970 employees in our property management services segment, including 825 on-site employees and 145 corporate office employees;

•	approximately 55 corporate office employees in our development services segment; and

•	approximately 102 executive, corporate administration and financial personnel.

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

Our website is located at www.americancampus.com. We make available free of charge through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Securities Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.  Our website also contains copies of our Corporate Governance Guidelines and Code of Business Ethics as well as the charters of our Nominating and Corporate Governance, Audit, Compensation and Risk committees.  The information on our website is not part of this filing.

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

Item 1A.  Risk Factors

The following risk factors may contain defined terms that are different from those used in other sections of this report.  Unless otherwise indicated, when used in this section, the terms “we” and “us” refer to American Campus Communities, Inc. and its subsidiaries, including American Campus Communities Operating Partnership, L.P., our Operating Partnership, and the term “securities” refers to shares of common stock of American Campus Communities, Inc. and units of limited partnership interest in our Operating Partnership.

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

We generally lease our owned properties under 12-month leases, and in certain cases, under nine-month or shorter-term semester leases.  As a result, we may experience significantly reduced cash flows during the summer months at properties with lease terms shorter than 12 months.  Furthermore, all of our properties must be entirely re-leased each year during a limited leasing season that usually begins in January and ends in August of each year. We are therefore highly dependent on the effectiveness of our marketing and leasing efforts and personnel during this season, exposing us to significant leasing risk.  In addition, we are subject to increased leasing risk on our properties under construction and future acquired properties based on our lack of experience leasing those properties and unfamiliarity with their leasing cycles.

Changes in university admission policies could adversely affect us.  For example, if a university reduces the number of student admissions or requires that a certain class of students, such as freshman, live in a university-owned facility, the demand for beds at our properties may be reduced and our occupancy rates may decline.  While we may engage in marketing efforts to compensate for such change in admission policy, we may not be able to affect such marketing efforts prior to the commencement of the annual lease-up period or our additional marketing efforts may not be successful.

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

We intend to continue to develop and construct student housing.  These activities include a number of risks, which may include the following:

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

We may in the future develop properties nationally, internationally or in geographic regions other than those in which we currently operate.  We do not possess the same level of familiarity with development and related regulations in these new markets, which could adversely affect our ability to develop such properties successfully or at all or to achieve expected performance.  Future development opportunities may not be available to us on terms that meet our investment criteria or we may be unsuccessful in capitalizing on such opportunities.

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

Our failure to acquire or finance property acquisitions on favorable terms, or operate acquired properties to meet our financial expectations, could adversely affect us.

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

Dislocations and liquidity disruptions in capital and credit markets could impact liquidity in the debt markets, resulting in financing terms that are less attractive to us and/or the unavailability of certain types of debt financing. Should the capital and credit markets experience volatility and the availability of funds become limited, or be available only on unattractive terms, we will incur increased costs associated with issuing debt instruments. In addition, it is possible that our ability to access the capital and credit markets may be limited or precluded by these or other factors at a time when we would like, or need, to do so, which would adversely impact our ability to refinance maturing debt and/or react to changing economic and business conditions. Uncertainty in the capital and credit markets could negatively impact our ability to make acquisitions and make it more difficult or not possible for us to sell properties or may adversely affect the price we receive for properties that we do sell, as prospective buyers may experience increased costs of debt financing or difficulties in obtaining debt financing. Potential disruptions in the financial markets could also have other unknown adverse effects on us or the economy generally and may cause the price of our securities to fluctuate significantly and/or to decline.

 Our debt level reduces cash available for distribution and could have other important adverse consequences.

As of December 31, 2015, our total consolidated indebtedness was approximately $2,919.6 million (excluding unamortized mortgage debt premiums and discounts and original issue discounts).  Our debt service obligations expose us to the risk of default and reduce or eliminate cash resources that are available to operate our business or pay distributions that are necessary to maintain our qualification as a REIT.  There is no limit on the amount of indebtedness that we may incur except as provided by the covenants in our corporate-level debt.  We may incur additional indebtedness to fund future property development, acquisitions and other working capital needs, which may include the payment of distributions to our security holders.  The amount available to us and our ability to borrow from time to time under our corporate-level debt is subject to certain conditions and the satisfaction of specified financial and other covenants.  Our level of debt and the limitations imposed on us by our debt agreements could have significant adverse consequences, including the following:

•	We may default on our scheduled principal payments or other obligations as a result of insufficient cash flow or otherwise.

•
With respect to debt secured by our properties, the lenders or mortgagees may foreclose on such properties and receive an assignment of rents and leases, and foreclosures could create taxable income without accompanying cash proceeds, a circumstance that could hinder our ability to meet the REIT distribution requirements imposed by the Internal Revenue Code.

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

Moody’s and Standard & Poor’s, the major debt rating agencies, have evaluated our debt and have given us ratings of Baa3 and BBB, respectively.  These ratings are based on a number of factors, which include their assessment of our financial strength, liquidity, capital structure, asset quality and sustainability of cash flow and earnings.  Due to changes in market conditions, we may not be able to maintain our current credit ratings, which will adversely affect the cost of funds under our credit facilities, and could also adversely affect our liquidity and access to capital markets.

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

Potential reforms to Fannie Mae and Freddie Mac could adversely affect our performance.

There is significant uncertainty surrounding the futures of Fannie Mae and Freddie Mac. Through their lender originator networks, Fannie Mae and Freddie Mac are significant lenders to both us and to buyers of our properties. Fannie Mae and Freddie Mac have a mandate to support multifamily housing through their financing activities. Any changes to their mandates, further reductions in their size or the scale of their activities or loss of key personnel could have a significant impact on us and may, among other things, lead to lower values for our assets and higher interest rates on our borrowings. Fannie Mae's and Freddie Mac's regulator has set overall volume limits on most of Fannie Mae's and Freddie Mac's lending activities. The regulator could in the future require Fannie Mae and Freddie Mac to focus more of their lending activities on small borrowers or properties that the regulator deems affordable, which may or may not include our assets, which could also adversely impact us.

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

University systems and educational institutions typically award us development services contracts on the basis of a competitive award process, but such contracts are typically executed following the formal approval of the transaction by the institution’s governing body.  In the intervening period, we may incur significant pre-development and other costs in the expectation that the development services contract will be executed.  If an institution’s governing body does not ultimately approve our selection and the terms of the pending development contract, we may not be able to recoup these costs from the institution and the resulting losses could be substantial.

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

As of December 31, 2015, we were in the process of constructing nine wholly-owned properties.  These properties are subject to the various risks relating to properties that are under construction referred to elsewhere in these risk factors, including the risks that we may encounter delays in completion and that any such project may experience cost overruns or may not be completed on time.  Additionally, if we do not complete the construction of properties on schedule, we may be required to provide alternative housing to the students with whom we have signed leases, which would result in our incurring significant expenses, and may result in students attempting to terminate their leases, which may adversely affect occupancy at such properties for the applicable academic year.

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

Universities generally have the right to terminate our participating ground leases.

The ground leases through which we own our on-campus participating properties generally provide that the university lessor may purchase our interest in and assume the management of the facility, with the purchase price calculated at the discounted present value of cash flows from our leasehold interest.  The exercise of any such buyout would result in a reduction in our portfolio.

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

A cybersecurity incident and other technology disruptions could negatively impact our business, our relationships and our reputation.

We use computers in substantially all aspects of our business operations. We also use mobile devices, social networking and other online activities to connect with our employees, suppliers and our residents. Such uses give rise to cybersecurity risks, including security breach, espionage, system disruption, theft and inadvertent release of information. Our business involves the storage and transmission of numerous classes of sensitive and/or confidential information and intellectual property, including residents' and suppliers' personal information, private information about employees, and financial and strategic information about us. Further, as we pursue our strategy to grow through development and acquisitions and to pursue new initiatives to improve our operations, we are also expanding our information technologies, resulting in a larger technological presence and corresponding exposure to cybersecurity risk. As our reliance on technology has increased, so have the risks posed to our systems, both internal and those we have outsourced to third party service providers. In addition, information security risks have generally increased in recent years due to the rise in new technologies and the increased sophistication and activities of perpetrators of cyber attacks. The theft, destruction, loss, misappropriation or release of sensitive and/or confidential information or intellectual property, or interference with our information technology systems or the technology systems of third-parties on which we rely, could result in business disruption, negative publicity, brand damage, violation of privacy laws, loss of residents, potential liability and competitive disadvantage, any of which could result in a material adverse effect on financial condition or results of operations.

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

Our ability to satisfy our financial obligations and make expected distributions to our security holders depends on our ability to generate cash revenues in excess of expenses and capital expenditure requirements.  Events and conditions generally applicable to owners and operators of real property that are beyond our control may decrease cash available for distribution and the value of our properties.  These events include:

•	general economic conditions;

•	rising level of interest rates;

•	local oversupply, increased competition or reduction in demand for student housing;

•	inability to collect rent from tenants;

•	vacancies or our inability to rent beds on favorable terms;

•	inability to finance property development and acquisitions on favorable terms;

•	increased operating costs, including insurance premiums, utilities, and real estate taxes;

•	costs of complying with changes in governmental regulations;

•	the relative illiquidity of real estate investments;

•	decreases in student enrollment at particular colleges and universities;

•	changes in university policies related to admissions and housing; and

•	changing student demographics.

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

Item 1B.  Unresolved Staff Comments

There were no unresolved comments from the staff of the SEC at December 31, 2015.

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

Property	Year Built	Date Acquired/ Developed	Primary University Served	Typical Lease Term (Mos)	Year Ended December 31, 2015 Revenue		Average Monthly Revenue/ Bed (1)		2015 Average Occupancy(2)	Occupancy as of 12/31/2015	# of Buildings	# of Units	# of Beds
WHOLLY-OWNED PROPERTIES
Same Store Wholly-Owned Properties:
The Callaway House	1999	Mar-01	Texas A&M University	9	$8,726	(3)	$1,481	(3)	98.3%	92.8%	1	173	538
The Village at Science Drive	2000	Nov-01	The University of Central Florida	12	5,472		592		99.5%	99.5%	17	192	732
University Village at Boulder Creek	2002	Aug-02	The University of Colorado at Boulder	12	3,431		886		98.7%	98.7%	4	82	309
University Village - Fresno	2004	Aug-04	California State University - Fresno	12	2,789		514		98.6%	99.0%	9	105	406
University Village - Temple	2004	Aug-04	Temple University	12	5,990		673		90.0%	92.7%	3	220	749
University Club Townhomes (4)	2000/2002	Feb-05	Florida State University	12	4,726		472		95.0%	98.1%	27	216	736
College Club Townhomes (4)	2001	Feb-05	Florida A&M University	12	2,754		357		91.6%	94.1%	12	136	544
University Club Apartments	1999	Feb-05	University of Florida	12	2,253		484		98.8%	98.9%	9	94	376
City Parc at Fry Street	2004	Mar-05	University of North Texas	12	3,341		638		98.5%	98.8%	8	136	418
Entrada Real	2000	Mar-05	University of Arizona	12	2,485		532		98.0%	98.3%	8	98	363
University Village at Sweethome	2005	Aug-05	State Univ. of New York at Buffalo	12	6,921		674		99.3%	99.9%	11	269	828
University Village - Tallahassee (5)	1990/91/92	Mar-06	Florida State University	12	4,339		507		93.5%	90.2%	12	217	716
Royal Village - Gainesville	1996	Mar-06	University of Florida	12	2,993		552		96.6%	95.1%	8	118	448
Royal Lexington	1994	Mar-06	The University of Kentucky	9/12	2,030		513		87.8%	98.6%	4	94	364
Raiders Pass	2002/03	Mar-06	Texas Tech University	12	4,765		456		99.3%	99.8%	12	264	828
Aggie Station	2003	Mar-06	Texas A&M University	12	3,157		572		99.6%	99.6%	5	156	450
The Outpost - San Antonio	2005	Mar-06	University of Texas – San Antonio	12	5,079		504		96.5%	99.0%	10	276	828
Callaway Villas	2006	Aug-06	Texas A&M University	9/12	6,086		742		90.5%	97.6%	20	236	704
The Village on Sixth Avenue	2000/06	Jan-07	Marshall University	12	4,441		477		98.2%	98.5%	14	248	752
Newtown Crossing	2005/07	Feb-07	University of Kentucky	12	6,631		587		96.8%	96.5%	7	356	942
Olde Towne University Square	2005	Feb-07	University of Toledo	12	4,068		609		98.3%	97.1%	4	224	550
Peninsular Place	2005	Feb-07	Eastern Michigan University	12	2,972		480		99.2%	99.4%	2	183	478
University Centre	2007	Aug-07	Rutgers University, NJIT	9/12	7,115		907		71.7%	76.7%	2	234	838
Pirates Place Townhomes	1996	Feb-08	East Carolina University	12	2,388		374		96.3%	97.3%	12	144	528
The Summit & Jacob Heights (5)	2003 - 2006	Jun-08	Minnesota State University	12	5,419		474		96.4%	95.1%	34	258	930
GrandMarc Seven Corners	2000	Jun-08	University of Minnesota	12	4,481		610		122.2%	125.5%	1	186	440

Property	Year Built	Date Acquired/ Developed	Primary University Served	Typical Lease Term (Mos)	Year Ended December 31, 2015 Revenue	Average Monthly Revenue/ Bed (1)	2015 Average Occupancy(2)	Occupancy as of 12/31/2015	# of Buildings	# of Units	# of Beds
University Village – Sacramento (6)	1979	Jun-08	California State Univ. - Sacramento	12	$3,210	$598	107.7%	108.6%	41	250	394
Aztec Corner	1995	Jun-08	San Diego State University	12	5,127	680	98.0%	98.2%	3	180	606
Campus Corner	1997	Jun-08	Indiana University	12	4,835	490	97.1%	99.2%	23	254	796
Tower at Third	1973	Jun-08	University of Illinois	12	3,537	740	97.7%	96.8%	1	188	375
University Manor	2002	Jun-08	East Carolina University	12	3,099	420	98.4%	99.0%	18	168	600
The Edge - Orlando (6)	1999	Jun-08	The University of Central Florida	12	6,961	583	99.6%	99.6%	21	306	930
Willowtree Apartments and Tower (4)	1968/ 1974	Jun-08	University of Michigan	12	5,657	537	99.5%	99.5%	16	473	851
Abbott Place	1999	Jun-08	Michigan State University	12	4,027	496	99.1%	99.2%	9	222	654
The Centre	2004	Jun-08	Western Michigan University	12	3,609	410	98.9%	98.9%	23	232	700
Campus Way	1993	Jun-08	University of Alabama	12	3,883	450	98.5%	98.8%	9	194	680
University Pointe	2004	Jun-08	Texas Tech University	12	4,761	561	98.7%	99.0%	11	204	682
University Trails	2003	Jun-08	Texas Tech University	12	4,606	540	98.7%	99.1%	20	240	684
Campus Trails	1991	Jun-08	Mississippi State University	12	2,565	429	98.6%	99.0%	14	156	480
Vista del Sol (ACE)	2008	Aug-08	Arizona State University	12	16,875	693	98.5%	100.0%	12	613	1,866
Villas at Chestnut Ridge	2008	Aug-08	State Univ. of New York at Buffalo	12	5,029	745	99.0%	98.9%	12	196	552
Barrett Honors College (ACE)	2009	Aug-09	Arizona State University	9	14,145	884	98.5%	99.4%	7	604	1,721
University Heights	2001	Mar-10	Univ. of Alabama at Birmingham	12	3,189	464	99.1%	99.4%	8	176	528
Sanctuary Lofts	2008	Jul-10	Texas State University	12	4,135	658	96.6%	98.2%	4	201	487
Lions Crossing	1996	Sep-10	Penn State University	12	5,073	534	98.7%	99.3%	17	204	696
Nittany Crossing	1996/1997	Sep-10	Penn State University	12	4,927	551	99.1%	99.4%	11	204	684
University Oaks	2004	Sep-10	University of South Carolina	12	4,644	557	99.1%	99.1%	14	181	662
Blanton Common	2005/2007	Sep-10	Valdosta State University	12	3,985	389	89.0%	84.1%	21	276	860
Burbank Commons	1995	Sep-10	Louisiana State University	12	2,865	438	97.5%	97.4%	7	134	532
University Crescent	1999	Sep-10	Louisiana State University	12	4,331	573	96.7%	93.3%	15	192	612
The Edge – Charlotte	2000	Nov-10	UNC - Charlotte	12	4,441	490	99.4%	99.4%	15	180	720
University Walk	2002	Nov-10	UNC - Charlotte	12	3,001	499	99.2%	99.2%	12	120	480
Uptown Apartments	2004	Nov-10	University of North Texas	12	4,100	617	98.7%	99.1%	12	180	528
2nd Ave Centre	2008	Dec-10	University of Florida	12	6,537	614	99.4%	99.4%	7	274	868
Villas at Babcock	2011	Aug-11	University of Texas – San Antonio	12	4,721	495	94.5%	100.0%	16	204	792
Lobo Village (ACE)	2011	Aug-11	University of New Mexico	12	5,465	505	98.2%	97.8%	20	216	864
Villas on Sycamore	2011	Aug-11	Sam Houston State University	12	4,545	501	99.1%	99.3%	88	170	680
University Village Northwest (ACE)	2011	Aug-11	Prairie View A&M University	9	883	667	99.1%	98.6%	2	36	144
26 West	2008	Dec-11	University of Texas - Austin	12	12,326	887	99.6%	99.8%	3	367	1,026
The Varsity	2011	Dec-11	University of Maryland	12	12,281	975	99.3%	99.2%	1	258	901
Avalon Heights	2002	May-12	University of South Florida in Tampa	12	5,581	579	99.9%	100.0%	4	210	754
University Commons	2003	Jun-12	Univ. of Minnesota in Minneapolis	12	4,296	613	112.2%	114.8%	4	164	480
Casas del Rio (ACE)	2012	Aug-12	University of New Mexico	9	5,026	585	83.7%	87.2%	4	283	1,028
The Suites (ACE)	2012	Aug-12	Northern Arizona University	9	3,621	683	99.4%	99.6%	2	275	550
Hilltop Townhomes (ACE)	2012	Aug-12	Northern Arizona University	12	4,732	647	99.2%	99.3%	10	144	576
U Club on Frey	2012	Aug-12	Kennesaw State University	12	3,587	630	99.0%	99.1%	7	114	456

Property	Year Built	Date Acquired/ Developed	Primary University Served	Typical Lease Term (Mos)	Year Ended December 31, 2015 Revenue	Average Monthly Revenue/ Bed (1)	2015 Average Occupancy(2)	Occupancy as of 12/31/2015	# of Buildings	# of Units	# of Beds
Campus Edge on UTA Boulevard	2012	Aug-12	University of Texas - Arlington	12	$3,894	$620	99.9%	99.6%	1	128	488
U Club Townhomes on Marion Pugh	2012	Aug-12	Texas A&M University	12	5,050	632	99.3%	99.2%	40	160	640
Villas on Rensch	2012	Aug-12	State Univ. of New York at Buffalo	12	5,672	756	98.9%	99.0%	39	153	610
The Village at Overton Park	2012	Aug-12	Texas Tech University	12	4,746	625	97.1%	97.9%	2	163	612
Casa de Oro (ACE)	2012	Aug-12	Arizona State University	9	1,580	651	69.6%	60.5%	1	109	365
The Villas at Vista del Sol (ACE)	2012	Aug-12	Arizona State University	12	3,670	733	100.0%	100.0%	12	104	400
The Block	2007/2008	Aug-12	The University of Texas at Austin	12	18,975	903	98.8%	99.7%	8	669	1,555
University Pointe at College Station (ACE)	2012	Sep-12	Portland State University	12	8,625	658	99.1%	99.2%	1	282	978
309 Green	2008	Sep-12	University of Illinois	12	4,225	807	95.6%	97.4%	1	110	416
The Retreat	2012	Sep-12	Texas State University	12	5,786	594	96.7%	98.6%	140	187	780
Lofts 54	2008	Sep-12	University of Illinois	12	1,542	670	98.6%	97.1%	1	43	172
Campustown Rentals	1920-1987	Sep-12	University of Illinois	12	4,520	490	95.1%	98.9%	22	264	746
Chauncey Square	2007/2012	Sep-12	Purdue University	12	4,242	832	95.2%	99.0%	2	158	386
Vintage & Texas West Campus (4)	2009	Sep-12	The University of Texas at Austin	12	3,661	863	99.5%	100.0%	2	124	311
The Castilian	1967	Sep-12	The University of Texas at Austin	9	7,254	1,264	90.7%	95.5%	1	371	623
Bishops Square	2002	Sep-12	Texas State University	12	2,412	580	98.3%	98.7%	13	134	315
Union	2007	Sep-12	Baylor University	12	897	600	98.1%	98.3%	1	54	120
922 Place	2009	Sep-12	Arizona State University	12	4,050	659	99.0%	98.7%	2	132	468
Campustown	1910-2004	Sep-12	Iowa State University	12	8,543	522	99.6%	99.9%	34	452	1,217
River Mill	1972	Sep-12	University of Georgia	12	3,025	540	97.5%	98.0%	5	243	461
Garnet River Walk	2006	Sep-12	University of South Carolina	12	3,802	633	98.7%	98.7%	11	170	476
Landmark	2012	Sep-12	University of Michigan	12	9,912	1,178	99.1%	99.3%	1	173	606
Icon Plaza	2012	Sep-12	University of Southern California	12	4,562	1,364	96.8%	93.7%	1	56	253
The Province – Greensboro	2011	Nov-12	UNC - Greensboro	12	4,761	564	98.4%	98.0%	17	219	696
RAMZ Apts on Broad	2004	Nov-12	Virginia Commonwealth University	12	2,060	703	97.3%	97.7%	1	88	172
The Lofts of Capital Garage	2000	Nov-12	Virginia Commonwealth University	12	827	445	99.7%	99.3%	1	36	144
Forest Village and Woodlake	1982/1983	Nov-12	University of Missouri	12	2,840	312	98.9%	98.9%	14	352	704
25Twenty	2011	Nov-12	Texas Tech University	12	4,978	702	98.8%	98.6%	1	249	562
The Province - Louisville	2009	Nov-12	University of Louisville	12	6,523	619	97.8%	96.2%	9	366	858
West 27th Place	2011	Nov-12	University of Southern California	12	6,745	1,018	103.7%	104.0%	1	161	475
The Province - Rochester	2010	Nov-12	Rochester Institute of Technology	12	8,082	781	101.0%	101.2%	13	336	816
5 Twenty Four & 5 Twenty Five Angliana (4)	2009/2012	Nov-12	University of Kentucky	12	7,362	559	97.2%	98.6%	11	376	1,060
The Province -Tampa	2009	Nov-12	University of South Florida	12	7,542	624	99.9%	100.0%	19	287	947
U Pointe Kennesaw	2012	Nov-12	Kennesaw State University	12	5,805	583	98.9%	99.0%	5	216	795
The Cottages of Columbia	2008	Nov-12	University of Missouri	12	3,475	545	88.2%	86.5%	84	145	513
Grindstone Canyon	2003	Nov-12	University of Missouri	12	3,022	556	98.8%	97.7%	8	201	384
The Cottages of Durham	2012	Nov-12	University of New Hampshire	12	5,864	735	99.5%	99.5%	96	141	619
The Province – Dayton	2009	Nov-12	Wright State University	12	4,029	482	93.0%	92.2%	13	200	657
The Cottages of Baton Rouge	2011	Nov-12	Louisiana State University	12	10,587	666	92.5%	85.2%	187	382	1,290
U Club Cottages	2011	Nov-12	Louisiana State University	12	2,724	714	98.7%	98.7%	61	105	308

Property	Year Built	Date Acquired/ Developed	Primary University Served	Typical Lease Term (Mos)	Year Ended December 31, 2015 Revenue		Average Monthly Revenue/ Bed (1)		2015 Average Occupancy(2)	Occupancy as of 12/31/2015	# of Buildings	# of Units	# of Beds
University Edge	2012	Dec-12	Kent State University	12	$4,673		$614		98.8%	99.2%	3	201	608
The Lodges of East Lansing Phase I & II	2013	Jul-13	Michigan State University	12	8,624		659		98.8%	99.4%	59	364	1,049
7th Street Station	2012	Jul-13	Oregon State University	12	2,686		679		98.2%	98.7%	16	82	309
U Club on Woodward	2013	Aug-13	Florida State University	12	3,597		653		99.0%	98.7%	8	112	448
The Callaway House Austin	2013	Aug-13	The University of Texas at Austin	9	12,223	(3)	1,503	(3)	99.3%	99.1%	1	219	753
Manzanita (ACE)	2013	Aug-13	Arizona State University	9	6,164		841		96.6%	97.5%	1	241	816
University View (ACE)	2013	Aug-13	Prairie View A&M University	9	2,090		651		99.6%	99.4%	2	96	336
U Club Townhomes at Overton Park	2013	Aug-13	Texas Tech University	12	3,664		664		98.5%	99.1%	16	112	448
601 Copeland	2013	Aug-13	Florida State University	12	2,611		714		99.4%	98.9%	2	81	283
The Townhomes at Newtown Crossing	2013	Sep-13	University of Kentucky	12	4,319		593		97.3%	98.4%	13	152	608
Chestnut Square ( ACE)	2013	Sep-13	Drexel University	12	11,065		962		98.9%	98.6%	1	220	861
Park Point	2008	Oct-13	Rochester Institute of Technology	12	10,527		787		102.1%	102.2%	31	300	924
U Centre at Fry Street	2012	Nov-13	University of North Texas	12	5,864		709		98.0%	98.9%	2	194	614
Cardinal Towne	2010/2011	Nov-13	University of Louisville	12	5,478		710		96.4%	93.8%	5	255	545
Subtotal - Same Store Wholly-Owned Properties (7)					$616,526		$640		97.6%	97.8%	1,842	25,086	76,874

New Wholly-Owned Properties:
2014 Acquisitions and Completed Development Projects
The Standard	2014	Oct-14	University of Georgia	12	$5,759		$704		99.6%	99.7%	2	190	610
Stanworth Commons Phase I (ACE)	2014	Jul-14	Princeton University	9/12	2,709		1,126		93.0%	98.6%	11	127	214
Plaza on University	2014	Aug-14	University of Central Florida	12	11,972		663		99.7%	99.7%	5	364	1,313
U Club on Frey Phase II	2014	Aug-14	Kennesaw State University	12	3,123		618		99.9%	100.0%	5	102	408
The Suites Phase II (ACE)	2014	Aug-14	Northern Arizona University	9	2,148		680		99.8%	100.6%	2	164	328
U Centre at Northgate (ACE)	2014	Aug-14	Texas A&M University	12	5,733		588		99.5%	99.5%	11	196	784
University Walk	2014	Aug-14	University of Tennessee	12	3,669		562		99.2%	99.0%	3	177	526
2015 Acquisitions
Park Point	2010	Feb-15	Syracuse University	12	2,832		990		99.6%	100.0%	1	66	226
1200 West Marshall	2013	Mar-15	Virgina Commonwealth University	12	2,798		699		98.9%	99.0%	1	136	406
8 1/2 Canal Street	2011	Mar-15	Virgina Commonwealth University	12	3,488		652		98.8%	98.9%	1	160	540
Vistas San Marcos	2013	Mar-15	Texas State University	12	3,885		657		93.4%	93.2%	2	255	600
Crest at Pearl	2014	Jun-15	University of Texas	12	2,150		657		98.0%	99.4%	1	141	343
U Club Binghamton	2005	Jun-15	Binghamton University - SUNY	12	3,255		574		97.6%	97.9%	4	186	710
Stadium Centre	2014	Jul-15	Florida State University	12	3,013		552		97.0%	98.3%	4	367	710
Recently Completed Development Projects
160 Ross	2015	Aug-15	Auburn University	12	1,858		611		98.5%	98.6%	1	182	642
U Club on Woodward Phase II	2015	Aug-15	Florida State University	12	1,584		526		100.0%	100.0%	11	124	496
The Summit at University City (ACE)	2015	Sep-15	Drexel University	12	4,542		957		92.8%	92.9%	1	351	1,315
2125 Franklin	2015	Sep-15	University of Oregon	12	1,380		489		75.2%	81.5%	2	192	734
Projects Under Development
The Court at Stadium Centre (8)	2016	May-16	Florida State University	12	7		n/a		n/a	n/a	1	80	260
U Club on 28th	2016	Aug-16	University of Colorado	12	12		n/a		n/a	n/a	2	100	400

Property	Year Built	Date Acquired/ Developed	Primary University Served	Typical Lease Term (Mos)	Year Ended December 31, 2015 Revenue	Average Monthly Revenue/ Bed (1)	2015 Average Occupancy(2)	Occupancy as of 12/31/2015	# of Buildings	# of Units	# of Beds
Currie Hall (ACE)	2016	Aug-16	University of Southern California	12	—	n/a	n/a	n/a	1	178	456
University Pointe (ACE)	2016	Aug-16	University of Louisville	12	5	n/a	n/a	n/a	1	134	531
Fairview House (ACE)	2016	Aug-16	Butler University	12	—	n/a	n/a	n/a	1	107	633
U Club Sunnyside	2016	Aug-16	West Virginia University	12	312	n/a	n/a	n/a	4	134	536
Merwick Stanworth Phase II (ACE)	2016	Aug-16	Princeton University	12	—	n/a	n/a	n/a	24	198	379
Arizona State Univ. Residence Hall (ACE)	2017	Aug-17	Arizona State University	12	—	n/a	n/a	n/a	1	429	1,594
U Centre on Turner	2017	Aug-17	University of Missouri	12	—	n/a	n/a	n/a	2	182	718
Projects Under Redevelopment
University Crossings (ACE)	1926/2003	Jun-08	Drexel University	9	7,219	747	82.0%	63.3%	1	260	1,016
Subtotal – New Wholly-Owned Properties					$73,453	$670	96.1%	94.1%	106	5,282	17,428
TOTAL – WHOLLY-OWNED PROPERTIES					$689,979	$643	97.4%	97.3%	1,948	30,368	94,302

ON-CAMPUS PARTICIPATING PROPERTIES
University Village – PVAMU	1996/ 97/98	Aug-96 Aug-98	Prairie View A&M University	9	$10,647	$584	97.1%	98.2%	30	612	1,920
University College – PVAMU	2000/2003	Aug-00 Aug-03	Prairie View A&M University	9	7,968	587	95.7%	99.7%	14	756	1,470
University Village – TAMIU	1997	Aug-97	Texas A&M International University	9	1,445	596	94.6%	85.2%	4	84	250
Cullen Oaks	2001/2005	Aug-01 Aug-05	The University of Houston	9	7,407	844	99.5%	99.4%	4	411	879
College Park	2014	Aug-14	West Virginia University	12	4,119	640	90.6%	95.8%	11	224	567
TOTAL - ON-CAMPUS PARTICIPATING PROPERTIES					$31,586	$638	95.9%	97.9%	63	2,087	5,086
GRAND TOTAL- ALL PROPERTIES					$721,565	$643	97.4%	97.3%	2,011	32,455	99,388

(1)
Average monthly revenue per bed is calculated based upon our base rental revenue earned during typical lease terms for the year ended December 31, 2015 divided by average occupied beds over the typical lease term.

(2)
Average occupancy is calculated based on the average number of occupied beds during typical lease terms for the year ended December 31, 2015 divided by total beds.  For properties with 9-month leases, average occupancy is calculated based on the nine month academic year (excluding the summer months). Average occupancy for acquired properties and properties which commenced operations during 2015 is calculated based on the period these properties were owned by us and/or operational during 2015.

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

(6)	These properties are classified as held for sale as of December 31, 2015 and are classified as such on the accompanying consolidated balance sheets contained in Item 8.

(7)	Our same store wholly-owned portfolio represents properties that were owned or operated by us for the full years ended December 31, 2014 and 2015.

(8)
In conjunction with the purchase of Stadium Centre in July 2015 (see Note 5 in the accompanying Notes to the Consolidated Financial Statements contained Item 8), we entered into a presale agreement to purchase an adjacent property which will be completed in May 2016. We are obligated to purchase the property as long as certain construction completion deadlines and other closing conditions are met.

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

	High	Low	Distributions Declared
Quarter ended March 31, 2014	$37.80	$32.10	$0.3600
Quarter ended June 30, 2014	$39.68	$36.86	$0.3800
Quarter ended September 30, 2014	$40.74	$35.69	$0.3800
Quarter ended December 31, 2014	$42.19	$35.96	$0.3800
Quarter ended March 31, 2015	$45.38	$39.61	$0.3800
Quarter ended June 30, 2015	$43.80	$37.59	$0.4000
Quarter ended September 30, 2015	$39.67	$32.12	$0.4000
Quarter ended December 31, 2015	$41.99	$35.66	$0.4000

Holders

As of February 19, 2016, there were approximately 37,500 holders of record of the Company’s common stock and 130,301,032 shares of common stock outstanding.

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

	As of and for the Year Ended December 31,
	2015	2014	2013	2012	2011
Statements of Operations Information:
Revenues	$753,381	$733,915	$657,462	$465,655	$361,910
Income from continuing operations	118,061	61,384	47,436	48,789	34,011
Discontinued operations:
(Loss) income attributable to discontinued operations	—	(123)	4,824	8,728	9,155
Loss from early extinguishment of debt	—	—	(332)	(1,591)	—
Gain from disposition of real estate	—	2,843	55,263	4,312	14,806
Net income	118,061	64,104	107,191	60,238	57,972
Net income attributable to noncontrolling interests	(2,070)	(1,265)	(2,547)	(3,602)	(1,343)
Net income attributable to ACC, Inc. and Subsidiaries common stockholders	115,991	62,839	104,644	56,636	56,629
Per Share and Distribution Data:
Earnings per diluted share:
Income from continuing operations	$1.02	$0.56	$0.42	$0.52	$0.46
Discontinued operations	—	0.02	0.56	0.13	0.34
Net income	1.02	0.58	0.98	0.65	0.80
Cash distributions declared per share / unit	1.58	1.50	1.42	1.35	1.35
Cash distributions declared	178,506	158,487	149,461	117,592	93,813
Balance Sheet Data:
Total assets	$6,025,947	$5,834,748	$5,598,040	$5,118,962	$3,008,582
Secured mortgage, construction and bond debt	1,101,325	1,331,914	1,507,216	1,509,105	858,530
Term loans and revolving credit facilities	668,900	842,500	838,450	712,000	589,000
Unsecured notes	1,197,755	798,305	398,721	—	—
Capital lease obligations	—	—	—	149	450
Stockholders’ equity	2,770,196	2,609,554	2,624,901	2,648,381	1,375,216
Selected Owned Property Information:
Owned properties	162	169	167	160	116
Units	32,455	33,661	33,434	31,854	22,947
Beds	99,388	103,661	102,400	98,840	71,801
Occupancy as of December 31,	97.3%	97.7%	96.8%	95.7%	97.8%
Net cash provided by operating activities	$260,986	$259,898	$246,678	$195,131	$126,744
Net cash used in investing activities	(239,455)	(429,235)	(509,999)	(1,447,562)	(423,584)
Net cash (used in) provided by financing activities	(29,934)	155,648	280,618	1,251,486	205,732
Funds From Operations (“FFO”):
Net income attributable to ACC, Inc. and Subsidiaries common stockholders	$115,991	$62,839	$104,644	$56,636	$56,629
Noncontrolling interests	2,070	1,265	1,756	1,205	1,343
Gain from disposition of real estate	(52,699)	(2,475)	(55,263)	(4,312)	(14,806)
(Income) loss from unconsolidated joint ventures	—	—	—	(444)	641
FFO from unconsolidated joint ventures	—	—	—	429	(576)
Elimination of provision for real estate impairment	—	2,443	—	—	1,105
Real estate related depreciation and amortization	206,019	195,158	185,640	114,841	87,951
FFO	$271,381	$259,230	$236,777	$168,355	$132,287

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

Property Portfolio

As of December 31, 2015, our property portfolio contained 162 properties with approximately 99,400 beds in approximately 32,500 apartment units.  Our property portfolio consisted of 134 owned off-campus student housing properties that are in close proximity to colleges and universities, 23 ACE properties operated under ground/facility leases with eleven university systems and five on-campus participating properties operated under ground/facility leases with the related university systems.  Of the 162 properties, nine were under development as of December 31, 2015, and when completed will consist of a total of approximately 5,500 beds in approximately 1,500 units.  Our communities contain modern housing units and are supported by a resident assistant system and other student-oriented programming, with many offering resort-style amenities.

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

Third-Party Development and Management Services

We provide development and construction management services for student housing properties owned by universities, 501(c) 3 foundations and others.  Our clients have included some of the nation’s most prominent systems of higher education.  We develop student housing properties for these clients and we are sometimes retained to manage these properties following their opening.  As of December 31, 2015, we were under contract on two third-party development projects that are currently in progress and whose fees range from $1.9 million to $2.1 million.  As of December 31, 2015, fees of approximately $2.0 million remained to be earned by us with respect to these projects, as well as a predevelopment consulting arrangement, during 2016.

As of December 31, 2015, we also provided third-party management and leasing services for 39 properties that represented approximately 29,500 beds in approximately 10,900 units. Our third-party management and leasing services are typically provided pursuant to management contracts that have initial terms that range from one to five years.

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

Results of Operations

Comparison of the Years Ended December 31, 2015 and 2014

The following table presents our results of operations for the years ended December 31, 2015 and 2014, including the amount and percentage change in these results between the two periods.

	Year Ended December 31,
	2015	2014	Change ($)	Change (%)
Revenues:
Wholly-owned properties	$704,909	$690,582	$14,327	2.1%
On-campus participating properties	31,586	28,534	3,052	10.7%
Third-party development services	4,964	4,018	946	23.5%
Third-party management services	8,813	7,669	1,144	14.9%
Resident services	3,109	3,112	(3)	(0.1)%
Total revenues	753,381	733,915	19,466	2.7%

Operating expenses:
Wholly-owned properties	331,836	329,615	2,221	0.7%
On-campus participating properties	12,437	11,290	1,147	10.2%
Third-party development and management services	14,346	12,008	2,338	19.5%
General and administrative	20,838	18,681	2,157	11.5%
Depreciation and amortization	208,788	197,495	11,293	5.7%
Ground/facility leases	8,232	7,397	835	11.3%
Provision for real estate impairment	—	2,443	(2,443)	(100.0)%
Total operating expenses	596,477	578,929	17,548	3.0%

Operating income	156,904	154,986	1,918	1.2%

Nonoperating income and (expenses):
Interest income	4,421	4,168	253	6.1%
Interest expense	(87,789)	(90,362)	2,573	(2.8)%
Amortization of deferred financing costs	(5,550)	(5,918)	368	(6.2)%
Gain (loss) from disposition of real estate	52,699	(368)	53,067	(14,420.4)%
Loss from early extinguishment of debt	(1,770)	—	(1,770)	100.0%
Other nonoperating income	388	186	202	108.6%
Total nonoperating expenses	(37,601)	(92,294)	54,693	(59.3)%

Income before income taxes and discontinued operations	119,303	62,692	56,611	90.3%
Income tax provision	(1,242)	(1,308)	66	(5.0)%
Income from continuing operations	118,061	61,384	56,677	92.3%

Discontinued operations:
Loss attributable to discontinued operations	—	(123)	123	(100.0)%
Gain from disposition of real estate	—	2,843	(2,843)	(100.0)%
Total discontinued operations	—	2,720	(2,720)	(100.0)%

Net income	118,061	64,104	53,957	84.2%
Net income attributable to noncontrolling interests	(2,070)	(1,265)	(805)	63.6%
Net income attributable to ACC, Inc. and Subsidiaries common stockholders	$115,991	$62,839	$53,152	84.6%

Same Store and New Property Operations

We define our same store property portfolio as wholly-owned properties that were owned and operating for both of the full years ended December 31, 2015 and December 31, 2014, and which are not conducting or planning to conduct substantial development or redevelopment activities. Prior to the third quarter of 2015, we defined our same store property portfolio as properties that were owned and operating for both the entire periods being compared. We revised the definition of our same store property portfolio during the third quarter of 2015 in order to simplify the presentation of same store operating results over multiple periods by utilizing a consistent property group throughout the entire year.

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

A reconciliation of our same store, new property and sold property operations to our consolidated statements of comprehensive income is set forth below:

	Same Store Properties			New Properties (1)		Sold Properties (2) (3)		Total - All Properties
	Year Ended December 31,			Year Ended December 31,		Year Ended December 31,		Year Ended December 31,
	2015		2014	2015	2014	2015	2014	2015	2014
Number of properties	129		129	19	2	20	21	168	152
Number of beds	76,874	(4)	76,894	11,921	1,152	12,297	12,777	101,092	90,823

Revenues (5)	$616,526		$597,018	$73,453	$26,696	$18,039	$69,980	$708,018	$693,694
Operating expenses	287,740		282,311	34,959	11,872	9,137	35,432	331,836	329,615

(1)
Does not include properties under construction as of December 31, 2015.  Number of properties and number of beds also excludes properties undergoing redevelopment as of December 31, 2015, although the results of operations of those properties are included in new property revenues and operating expenses prior to commencement of redevelopment activities.

(2)
2014 results include The Enclave, a 480-bed wholly-owned property sold in September 2014. Due to a recent change in accounting guidance, The Enclave along with future disposals of individual operating properties or portfolios that do not represent a strategic shift in our operations will no longer qualify as discontinued operations and will be classified within income from continuing operations on the accompanying consolidated statements of comprehensive income. As a result, the operations of The Enclave are included in the table above in order to reconcile to wholly-owned revenues and wholly-owned operating expenses on the accompanying consolidated statements of comprehensive income. Refer to Note 6 in the accompanying Notes to Consolidated Financial Statements contained in Item 8 for a more detailed discussion of our recent disposition activity.

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

Same Store Properties.  The increase in revenue from our same store properties was primarily due to an increase in average rental rates for the 2014/2015 and 2015/2016 academic years and an increase in weighted average occupancy from 94.9% during the year ended December 31, 2014 to 95.4% for the year ended December 31, 2015. Future revenues will be dependent on our ability to maintain our current leases in effect for the 2015/2016 academic year and our ability to obtain appropriate rental rates and desired occupancy for the 2016/2017 academic year at our various properties.

The increase in operating expenses from our same store properties was primarily due to (i) an increase in repairs and maintenance due to costs related to one-time occurrences at various properties; (ii) an increase in payroll expenses primarily due to the additional incentive compensation in 2015 as a result of our improved operational performance as compared to 2014; (iii) an increase in property taxes on 2013 developments placed in service caused primarily by the stabilization of property tax assessments in the second year of operations; and (iv) an increase in general and administrative costs mainly due to additional expenses related to the Company's obligation to fund certain future municipal infrastructure improvements at a property. These increases were partially offset by a decrease in marketing expense as a result of the continued strategic refinement of our marketing activities to yield optimal efficiency and effectiveness and a decrease in insurance premiums. We anticipate that operating expenses for our same store property portfolio for 2016 will increase as compared with 2015 as a result of general inflation.

New Property Operations.  Our new properties for the year ended December 31, 2015 are summarized in the table below:

Property	Location	Primary University Served	Beds	Acquisition/Opening Date
Acquisitions:
The Standard	Athens, GA	University of Georgia	610	October 2014
Park Point	Syracuse, NY	Syracuse University	226	February 2015
University Walk	Knoxville, TN	University of Tennessee	526	February 2015
1200 West Marshall	Richmond, VA	Virginia Commonwealth University	406	March 2015
8 1/2 Canal Street	Richmond, VA	Virginia Commonwealth University	540	March 2015
Vistas San Marcos	San Marcos, TX	Texas State University	600	March 2015
Crest at Pearl	Austin, TX	University of Texas	343	June 2015
UP at Metroplex	Binghamton, NY	Binghamton University - SUNY	710	June 2015
Stadium Centre	Tallahassee, FL	Florida State University	710	July 2015
		SUBTOTAL - Acquisitions	4,671
Owned Developments:
Merwick Stanworth Phase I	Princeton, NJ	Princeton University	214	June 2014
The Plaza on University	Orlando, FL	University of Central Florida	1,313	August 2014
U Club on Frey Phase II	Kennesaw, GA	Kennesaw State University	408	August 2014
U Centre at Northgate	College Station, TX	Texas A&M University	784	August 2014
The Suites Phase II	Flagstaff, AZ	Northern Arizona University	328	August 2014
160 Ross	Auburn, AL	Auburn University	642	August 2015
U Club on Woodward Phase II	Tallahassee, FL	Florida State University	496	August 2015
The Summit at University City	Philadelphia, PA	Drexel University	1,315	September 2015
2125 Franklin	Eugene, OR	University of Oregon	734	September 2015
		SUBTOTAL - Owned Developments	6,234
Under Renovation:
University Crossings (1)	Philadelphia, PA	Drexel University	1,016	September 2015
		Total - New Properties	11,921

(1)
Due to significant ongoing renovation activity occurring at University Crossings, revenues decreased from $10.2 million for the year ended December 31, 2014 to $7.2 million for the year ended December 31, 2015, while operating expenses increased slightly to $3.2 million for the year ended December 31, 2015 as compared to $3.0 million for the year ended December 31, 2014.

On-Campus Participating Properties (“OCPP”) Operations

Same Store OCPP Properties. We had four participating properties containing 4,519 beds which were operating during the years ended December 31, 2015 and 2014. Revenues from our same store participating properties increased approximately $0.6 million to $27.5 million during year ended December 31, 2015 from $26.9 million for the year ended December 31, 2014. This change was primarily a result of an increase in average rental rates for the 2015/2016 and 2014/2015 academic years partially offset by a decrease in weighted average occupancy from 77.3% for the year ended December 31, 2014 to 76.8% for the year ended December 31, 2015.

At these properties, operating expenses increased by approximately $0.2 million, from $10.9 million for the year ended December 31, 2014 to $11.1 million for the year ended December 31, 2015. This increase was primarily as a result of an increase in utilities expense.

New Property Operations. In August 2014, we completed construction on College Park, a 567-bed on-campus participating property serving students attending West Virginia University. This property contributed additional revenue and operating expenses of approximately $2.5 million and $0.9 million, respectively, during the year ended December 31, 2015.

Third-Party Development Services Revenue

Third-party development services revenue increased by approximately $1.0 million, from $4.0 million during the year ended December 31, 2014 to $5.0 million for the year ended December 31, 2015.  This increase was primarily due to the closing of bond financing and commencement of construction for Northeastern Illinois University project in May 2015 and commencement of construction of the Oregon State University Cascades project in November 2015. These two new projects contributed an additional $2.5 million of revenue recognized during the year ended December 31, 2015. In addition, we recognized $0.5 million of revenues related to our participation in cost savings for the Honors Academic Village at the University of Toledo that completed construction and opened for operations in August 2015. These increases were offset by a decrease in revenue related to closing and commencement of construction of a project at Texas A&M Corpus Christi and predevelopment activity performed at Northern Arizona University both during the twelve months ended December 31, 2014. During the year ended December 31, 2015, we had five projects in progress with average contractual fee of approximately $2.2 million, as compared to the year ended December 31, 2014 in which we had four projects in progress with an average contractual fee of approximately $1.9 million.

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

Third-Party Management Services Revenue

Third-party management services revenue increased by approximately $1.1 million, from $7.7 million during the year ended December 31, 2014 to $8.8 million for the year ended December 31, 2015. This increase was primarily as a result of revenue earned from newly awarded management contracts, and the recognition of incentive fees from new third-party management contracts during the year ended December 31, 2015. We anticipate a modest increase in third-party management services revenue in 2016 as compared to 2015 from new contracts anticipated to be obtained in 2016, which will be slightly offset by the anticipated discontinuance of certain existing management contracts.

Third-Party Development and Management Services Expenses

Third-party development and management services expenses increased by approximately $2.3 million, from $12.0 million during the year ended December 31, 2014 to $14.3 million for the year ended December 31, 2015.  This increase was primarily a result of the timing of new management contracts awarded in 2014 and 2015, an increase in the level of pursuits of potential third-party development projects and general inflation. We anticipate third-party development and management services expense will increase in 2016 as a result of the timing of new management contracts awarded in 2015 along with expected contracts to be awarded in 2016, as well as general inflation.

General and Administrative

General and administrative expenses increased by approximately $2.1 million, from $18.7 million during the year ended December 31, 2014 to $20.8 million for the year ended December 31, 2015.  This increase was primarily due to additional expenses incurred in connection with enhancements to our operating system platforms, additional payroll, health care and benefits expense, public company costs and other general inflationary factors. We anticipate general and administrative expenses will increase in 2016 as compared to 2015 for the reasons discussed above.

Depreciation and Amortization

Depreciation and amortization increased by approximately $11.3 million, from $197.5 million during the year ended December 31, 2014 to $208.8 million for the year ended December 31, 2015.  This increase was primarily due to (i) an $11.8 million increase due to the completion of construction and opening of four owned development properties in August and September 2015, five owned development properties in June and August 2014, one mezzanine development property in August 2014 and one on-campus participating property in August 2014; (ii) an $11.3 million increase due to property acquisition activity in 2014 and 2015; (iii) a $0.9 million increase at same-store properties driven by the acceleration of depreciation of drainage pipes to be replaced at a property; and, (iv) a $0.3 million increase in depreciation and amortization at same-store on-campus participating properties. These increases were offset by a decrease in depreciation and amortization expense of approximately $13.0 million related to the sale of one property in September 2014 and 20 properties during the year ended December 31, 2015. Depreciation and amortization in 2016 will be dependent on planned disposition activity during the year, offset by additional depreciation and amortization resulting from the completion of owned development projects in Fall 2015 and Fall 2016, as well as potential acquisition opportunities in 2016.

Ground/Facility Leases

Ground/facility leases expense increased by approximately $0.8 million, from $7.4 million during the year ended December 31, 2014 to $8.2 million for the year ended December 31, 2015.  This increase was primarily due to the timing of ACE development projects placed into service during 2014 and 2015, which contributed approximately $1.1 million of additional ground/facility leases expense during the year ended December 31, 2015. The recently completed on-campus participating property placed into service in August 2014, along with improved operating results at one other on-campus participating property during the comparable periods, contributed an additional $0.3 million increase to ground/facility leases expense during the year ended December 31, 2015. These increases were offset by a $0.6 million decrease in ground/facility leases expense at three on-campus participating properties. We anticipate ground/facility leases expense to increase in 2016 as compared to 2015, primarily as a result of the timing of new ACE projects being placed into service.

Provision for Real Estate Impairment

During the year ended December 31, 2014, we recorded a loss of approximately $2.4 million related to an impairment recognized prior to the sale of a wholly-owned property in September 2014. Refer to Note 6 in the accompanying Notes to Consolidated Financial Statements contained in Item 8 for a detailed discussion of our property dispositions.
Interest Income

Interest income increased by approximately $0.2 million, from $4.2 million during the year ended December 31, 2014 to $4.4 million during the year ended December 31, 2015. This increase was due to interest income on $57.2 million in loans receivable acquired in April 2013, as discussed in Note 2 in the accompanying Notes to Consolidated Financial Statements contained in Item 8. We expect interest income to increase in 2016 as compared to 2015, primarily as a result of the investment of excess cash from our February 2016 equity offering, as well as net proceeds from potential property dispositions in 2016.

Interest Expense

Interest expense decreased by approximately $2.6 million, from $90.4 million during the year ended December 31, 2014 to $87.8 million for the year ended December 31, 2015.  This decrease was a result of the following: (i) an increase of approximately $11.5 million during the year ended December 31, 2015 related to the timing of our two recent offerings of senior unsecured notes which closed in June 2014 and September 2015; (ii) an increase of approximately $1.7 million during the year ended December 31, 2015 related to loans assumed in connection with 2015 property acquisitions; and (iii) an increase of $1.1 million related to the completion of one on-campus participating property in August 2014, which was partially financed with a construction loan. These increases were partially offset by the following: (i) a decrease of approximately $12.8 million during the year ended December 31, 2015 related to the payoff of mortgage loans during the past two years and the payoff of our secured agency facility on September 1, 2014; (ii) a decrease of approximately $1.5 million as a result of an increase in capitalized interest due to the timing and volume of construction activities on our owned development projects while our weighted-average cost of capital remained relatively constant; (iii) a $2.3 million decrease as a result of a decrease in borrowings under the Company's revolving credit facility during the year ended December 31, 2015 as compared to the year ended December 31, 2014; and (iv) a $0.3 million decrease due to the refinancing of the Cullen Oaks Phase I and Phase II mortgage loans in February 2014.

We anticipate interest expense will decrease in 2016 as compared to 2015 due to the payoff of mortgage and construction debt in 2015, the expected payoff of outstanding mortgage loans that mature in 2016, the payoff of our revolving credit facility and $250 million term loan due in 2019 using proceeds from our February 2016 equity offering, and the potential disposition of properties with outstanding mortgage loan debt during 2016. These decreases will be offset by an increase in interest expense related to the timing of our $400 million offering of senior unsecured notes in September 2015.

Amortization of Deferred Financing Costs

Amortization of deferred financing costs decreased by approximately $0.3 million, from $5.9 million during the year ended December 31, 2014 to $5.6 million for the year ended December 31, 2015.  The decrease was primarily due to a $0.5 million decrease related to the payoff of mortgage loans during the past two years and a $0.4 million decrease due to the payoff of our secured agency facility on September 1, 2014. These decreases were partially offset by a $0.5 million increase in deferred financing costs related to the timing of our two recent offerings of senior unsecured notes which closed in June 2014 and September 2015, respectively. We anticipate amortization of deferred finance costs will increase in 2016 due to the timing of our $400 million offering of senior unsecured notes in September 2015 and the accelerated amortization of $1.2 million of deferred financing costs related to the payoff of our $250 million term loan due to mature in February 2019.

Other Nonoperating Income

During the years ended December 31, 2015 and 2014, we recognized gains on insurance settlement of approximately $0.4 and $0.2 million related to a fire that occurred at one of our wholly-owned properties in July 2014. The gain represents insurance proceeds received in excess of the net book value of the property written off as a result of damage caused by the fire.

Gain (Loss) from Disposition of Real Estate

During the year ended December 31, 2015, we sold 20 wholly-owned properties containing 12,297 beds, resulting in a net gain from disposition of real estate of approximately $52.7 million. During the year ended December 31, 2014, we sold one building containing 20 beds, two properties containing 964 beds and two land parcels for a net gain on disposition of real estate of approximately $2.5 million. Refer to Note 6 in the accompanying Notes to Consolidated Financial Statements contained in Item 8 for additional details regarding our recent disposition transactions.

Loss from Early Extinguishment of Debt

During the year ended December 31, 2015, we incurred approximately $1.8 million of losses associated with the early pay off of four mortgage loans in connection with the sale of four wholly-owned properties.

Discontinued Operations

Discontinued operations on the accompanying consolidated statements of comprehensive income for the year ended December 31, 2014 includes Hawks Landing, a wholly-owned property that was sold in February 2014 for a net gain of $2.8 million.The disposition of Hawks Landing was not subject to the new accounting guidance for discontinued operations because it was classified as held for sale as of December 31, 2013. Refer to Note 6 in the accompanying Notes to Consolidated Financial Statements contained in Item 8 for additional details.

Comparison of the Years Ended December 31, 2014 and 2013

The following table presents our results of operations for the years ended December 31, 2014 and 2013, including the amount and percentage change in these results between the two periods.

	Year Ended December 31,
	2014	2013	Change ($)	Change (%)
Revenues:
Wholly-owned properties	$690,582	$618,503	$72,079	11.7%
On-campus participating properties	28,534	26,348	2,186	8.3%
Third-party development services	4,018	2,483	1,535	61.8%
Third-party management services	7,669	7,514	155	2.1%
Resident services	3,112	2,614	498	19.1%
Total revenues	733,915	657,462	76,453	11.6%

Operating expenses:
Wholly-owned properties	329,615	296,794	32,821	11.1%
On-campus participating properties	11,290	11,049	241	2.2%
Third-party development and management services	12,008	10,935	1,073	9.8%
General and administrative	18,681	16,541	2,140	12.9%
Depreciation and amortization	197,495	184,988	12,507	6.8%
Ground/facility leases	7,397	5,402	1,995	36.9%
Provision for real estate impairment	2,443	—	2,443	100.0%
Total operating expenses	578,929	525,709	53,220	10.1%

Operating income	154,986	131,753	23,233	17.6%

Nonoperating income and (expenses):
Interest income	4,168	3,005	1,163	38.7%
Interest expense	(90,362)	(78,028)	(12,334)	15.8%
Amortization of deferred financing costs	(5,918)	(5,608)	(310)	5.5%
Loss from disposition of real estate	(368)	—	(368)	100.0%
Other nonoperating income (expense)	186	(2,666)	2,852	(107.0)%
Total nonoperating expenses	(92,294)	(83,297)	(8,997)	10.8%

Income before income taxes and discontinued operations	62,692	48,456	14,236	29.4%
Income tax provision	(1,308)	(1,020)	(288)	28.2%
Income from continuing operations	61,384	47,436	13,948	29.4%

Discontinued operations:
(Loss) income attributable to discontinued operations	(123)	4,824	(4,947)	(102.5)%
Loss from early extinguishment of debt	—	(332)	332	(100.0)%
Gain from disposition of real estate	2,843	55,263	(52,420)	(94.9)%
Total discontinued operations	2,720	59,755	(57,035)	(95.4)%

Net income	64,104	107,191	(43,087)	(40.2)%
Net income attributable to noncontrolling interests	(1,265)	(2,547)	1,282	(50.3)%
Net income attributable to ACC, Inc. and Subsidiaries common stockholders	$62,839	$104,644	$(41,805)	(39.9)%

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

Same Store Properties.  The increase in revenue from our same store properties was primarily due to an increase in average rental rates for the 2014/2015 and 2013/2014 academic years and an increase in weighted average occupancy from 95.0% during the year ended December 31, 2013 to 95.4% for the year ended December 31, 2014.

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
New Property Operations.  Our new properties for the year ended December 31, 2014 consist of the following: (i) 7th Street Station, acquired in July 2013; (ii) The Lodges of East Lansing Phase II, an additional phase at an existing property previously subject to a pre-sale agreement that we acquired in July 2013; (iii) Townhomes at Newtown Crossing, a property previously subject to a pre-sale agreement that we acquired in September 2013; (iv) seven owned development projects that opened for occupancy in August and September 2013; (v) Park Point, acquired in October 2013; (vi) U Centre at Fry Street and Cardinal Towne, both acquired in November 2013; (vii) Boulder Outlook Hotel, acquired in January 2014; (viii) five owned development projects that opened for occupancy in June and August 2014; (ix) University Walk, a property subject to a pre-sale agreement that we did not own as of December 31, 2014 but is consolidated for financial reporting purposes; and (x) The Standard, acquired in October 2014.

On-Campus Participating Properties (“OCPP”) Operations

Same Store OCPP Properties. We had four participating properties containing 4,519 beds which were operating during the years ended December 31, 2014 and 2013. Revenues from our same store participating properties increased approximately $0.6 million to $26.9 million during year ended December 31, 2014 from $26.3 million for the year ended December 31, 2013. This change was primarily a result of an increase in average rental rates for the 2014/2015 and 2013/2014 academic years and an increase in weighted average occupancy from 76.3% for the year ended December 31, 2013 to 77.3% for the year ended December 31, 2014.

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

Third-Party Development and Management Services Expenses

Third-party development and management services expenses increased by approximately $1.1 million, from $10.9 million during the year ended December 31, 2013 to $12.0 million for the year ended December 31, 2014.  This increase was primarily a result of payroll and benefits, branding initiatives and general inflation, offset by approximately $0.6 million of transfer taxes paid by us during the year ended December 31, 2013 in connection with our conversion of a wholly-owned property from off-campus into an on-campus ACE structure via a ground lease with Drexel University.

General and Administrative

General and administrative expenses increased by approximately $2.2 million, from $16.5 million during the year ended December 31, 2013 to $18.7 million for the year ended December 31, 2014.  This increase was primarily due to additional payroll, health care and benefits expense, public company costs and other general inflationary factors.

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

Discontinued Operations

Discontinued operations on the accompanying consolidated statements of comprehensive income includes the following wholly-owned properties: (i) Hawks Landing, sold in February 2014 for a sales price of $17.3 million; (ii) University Mills, sold in November 2013 for a sales price of $14.5 million; (iii) Campus Ridge, sold in October 2013 for a sales price of $12.3 million; and (iv) State College Park, University Pines; The Village at Blacksburg and Northgate Lakes, wholly-owned properties sold in July 2013 for a combined sales price of $157.4 million. Refer to Note 6 in the accompanying Notes to Consolidated Financial Statements contained in Item 8 for a table summarizing the results of operations of the properties classified within discontinued operations.

Liquidity and Capital Resources

Cash Balances and Cash Flows

As of December 31, 2015, excluding our on-campus participating properties, we had $38.2 million in cash and cash equivalents and restricted cash as compared to $45.5 million in cash and cash equivalents and restricted cash as of December 31, 2014.  Restricted cash primarily consists of escrow accounts held by lenders and resident security deposits, as required by law in certain states, and funds held in escrow in connection with potential acquisition and development opportunities.  The following discussion relates to changes in cash due to operating, investing and financing activities, which are presented in our consolidated statements of cash flows included in Item 8 herein.

Operating Activities: For the year ended December 31, 2015, net cash provided by operating activities was approximately $261.0 million, as compared to approximately $259.9 million for the year ended December 31, 2014, an increase of approximately $1.1 million.  This increase in cash flows was primarily due to (i) operating cash flows provided from the timing of property acquisitions purchased in 2014 and 2015; (ii) the completion of construction and opening of six owned development projects and one on-campus participating project in Fall 2014; and (iii) the completion of construction and opening of four owned development projects in August and September 2015. These increases were partially offset by: (i) the sale of one property in September 2014 and 20 properties during the year ended December 31, 2015; and (ii) an increase in student accounts receivable due to the timing of anticipated collections.

Investing Activities:  Investing activities utilized approximately $239.5 million and $429.2 million for the years ended December 31, 2015 and 2014, respectively.  The $189.7 million decrease in cash utilized in investing activities was primarily a result of the following: (i) a $418.5 million increase in proceeds from the disposition of wholly owned properties as we sold 20 properties during the year ended December 31, 2015, as compared to one property during the year ended December 31, 2014; (ii) a $37.5 million decrease in cash used to fund the construction of our wholly-owned development properties, related to the timing of construction commencement and completion of our owned development pipeline; and (iii) a $27.7 million decrease in cash used to fund the construction of an on-campus participating property located in Morgantown, West Virginia which opened for occupancy in August 2014. These decreases were partially offset by (i) a $263.0 million increase in cash paid to acquire properties and undeveloped land parcels; (ii) a $20.8 million increase in cash used to fund capital expenditures at our wholly-owned and on-campus participating properties; and (iii) $8.0 million of additional cash used in 2015 related to escrow deposits made on future acquisition opportunities.

Financing Activities: Cash utilized in financing activities totaled approximately $29.9 million during the year ended December 31, 2015 and cash provided by financing activities totaled $155.6 million for the year ended December 31, 2014.  The $185.5 million decrease in cash provided by financing activities was primarily a result of the following: (i) a $177.7 million increase in net pay downs on our revolving credit facility; (ii) an $85.4 million increase in cash used to pay off maturing mortgage and construction debt during the comparable periods; (iii) a $27.9 million decrease in construction loan proceeds during the comparable periods, as the development and construction of an on-campus participating property, which opened for occupancy in August 2014, was financed with a construction loan; and (iv) a $20.0 million increase in distributions to stockholders during the comparable periods, as a result of issuance of common stock under our at-the-market share offering program (“ATM Equity Program”) discussed below and an increase to the quarterly dividend per share of common stock in May 2014 and May 2015. These decreases in cash provided by financing activities were partially offset by an increase of $125.4 million in net proceeds received from the issuance of common stock under our ATM Equity Program.

Liquidity Needs, Sources and Uses of Capital

As of December 31, 2015, our short-term liquidity needs included, but were not limited to, the following: (i) anticipated distribution payments to our common and restricted stockholders totaling approximately $206.2 million based on an assumed annual cash distribution of $1.60 per share based on the number of our shares outstanding as of December 31, 2015, as well as additional shares issued in connection with our February 2016 equity offering (as discussed below); (ii) anticipated distribution payments to our Operating Partnership unitholders totaling approximately $2.3 million based on an assumed annual distribution of $1.60 per common unit and a cumulative preferential per annum cash distribution rate of 5.99% on our Series A preferred units based on the number of units outstanding as of December 31, 2015; (iii) pay-off of approximately $153.6 million of outstanding fixed rate mortgage debt scheduled to mature during the next 12 months, as well as approximately $15.5 million of scheduled debt principal payments; (iv) estimated development costs over the next 12 months totaling approximately $249.7 million for our wholly-owned properties currently under construction; (v) funds for other development projects scheduled to commence construction during the next 12 months; and (vi) potential future property acquisitions, including mezzanine financed developments.

We expect to meet our short-term liquidity requirements by (i) utilizing funds from our February 2016 equity offering (as discussed below); (ii) borrowing under our existing unsecured credit facility discussed below; (iii) accessing the unsecured bond market, (iv) issuing securities, including common stock, under our $500 million at-the-market share offering program (“ATM Equity Program”) discussed more fully in Note 12 in the accompanying Notes to Consolidated Financial Statements contained in Item 8; (v) potentially disposing of properties depending on market conditions; and (vi) utilizing current cash on hand and net cash provided by operations.

As discussed in Note 20 in the accompanying Notes to Consolidated Financial Statements contained in Item 8, in February 2016, we raised $708.2 million in net proceeds from a public offering of 17,940,000 common shares. Proceeds from the offering were used to repay the outstanding balance on our revolving credit facility and our $250 million unsecured term loan which was scheduled to mature in 2019. We intend to use the remaining proceeds for potential repayment of other outstanding debt, to fund our development pipeline, for potential acquisitions of student housing properties and for general corporate purposes.

In February 2016, Standard & Poor's Rating Services upgraded its corporate credit rating on the Company from BBB- to BBB. As a result of the credit rating upgrade, we expect the spread on our unsecured credit facility to decrease between 25 and 30 basis points. In addition, the facility fee on our $500 million revolving credit facility will decrease by five basis points.

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

Indebtedness

A summary of our consolidated indebtedness as of December 31, 2015 is as follows. Refer to Note 11 in the accompanying Notes to Consolidated Financial Statements contained in Item 8 for a detailed discussion of our indebtedness.

	Amount		% of Total	Weighted Average Rates	Weighted Average Maturities (years)
Secured	$1,050,728		36.0%	5.15%	5.3 Years
Unsecured	1,868,900		64.0%	3.18%	5.1 Years
Total consolidated debt	$2,919,628		100.0%	3.89%	5.2 Years

Fixed rate debt
Secured
Project-based taxable bonds	$36,935		1.3%	7.56%	8.7 Years
Construction	5,559		0.2%	4.61%	8.7 Years
Mortgage (1)	1,008,234		34.5%	5.10%	5.2 Years
Unsecured
3.750% Notes	400,000	(2)	13.7%	3.75%	7.3 Years
4.125% Notes (3)	400,000	(2)	13.7%	4.25%	8.5 Years
3.350% Notes	400,000	(2)	13.7%	3.35%	4.8 Years
Term loan	350,000		12.0%	2.39%	1.0 Years
Total - fixed rate debt	2,600,728		89.1%	4.15%	5.5 Years

Variable rate debt:
Unsecured
Revolving credit facility	68,900		2.4%	1.95%	2.2 Years
Term loan	250,000		8.6%	1.73%	3.2 Years
Total - variable rate debt	318,900		10.9%	1.78%	3.0 Years
Total consolidated debt	$2,919,628		100.0%	3.89%	5.2 Years

(1)	Excludes net unamortized debt premiums and debt discounts related to mortgage loans assumed in connection with property acquisitions of approximately $50.8 million and $0.2 million, respectively.

(2)	Excludes unamortized original issue discounts of approximately $2.2 million.

(3)
In connection with the issuance of these unsecured notes, the Company terminated two forward starting interest rate swap contracts with notional amounts totaling $200 million, resulting in payments to both counterparties, which were recorded in accumulated other comprehensive loss and will be amortized to interest expense over the life of the notes. When including the effect of these interest rate swap terminations, the weighted average effective rate on the unsecured notes is 4.25%

Distributions

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

On January 26, 2016, we declared a distribution of $0.40 per share , which was paid on February 19, 2016 to all common stockholders of record as of February 8, 2016.  At the same time, the Operating Partnership paid an equivalent amount per unit to holders of Common Units, as well as the quarterly cumulative preferential distribution to holders of Series A Preferred Units.

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

Our historical capital expenditures at our wholly-owned properties are set forth below:

	As of and for the Year Ended December 31,
	2015		2014		2013
Recurring capital expenditures	$19,371		$19,390		$18,364
Acquisition-related	20,656		32,482		42,767
Renovations and strategic repositioning	52,427	(1)	16,794	(1)	4,124
Non-recurring and other	4,378		8,406		3,373
Total	$96,832		$77,072		$68,628

Average beds	85,635		91,791		86,678
Average recurring capital expenditures per bed	$226		$211		$212

(1)
Includes renovation costs incurred at University Crossings (refer to Note 17 in the accompanying Notes to Consolidated Financial Statements contained in Item 8 for an expanded discussion on this renovation project) and The Castilian.

Pre-Development Expenditures

Our third-party and owned development activities have historically required us to fund pre-development expenditures such as architectural fees, permits and deposits.  The closing and/or commencement of construction of these development projects is subject to a number of risks such as our inability to obtain financing on favorable terms and delays or refusals in obtaining necessary zoning, land use, building, and other required governmental permits and authorizations  As such, we cannot always predict accurately the liquidity needs of these activities.  We frequently incur these pre-development expenditures before a financing commitment and/or required permits and authorizations have been obtained.  Accordingly, we bear the risk of the loss of these pre-development expenditures if financing cannot ultimately be arranged on acceptable terms or we are unable to successfully obtain the required permits and authorizations.  Historically, our third-party and owned development projects have been successfully structured and financed; however, these developments have at times been delayed beyond the period initially scheduled, causing revenue to be recognized in later periods.  As of December 31, 2015, we have deferred approximately $8.1 million in pre-development costs related to third-party and owned development projects that have not yet commenced construction.

Contractual Obligations

The following table summarizes our contractual obligations for the next five years and thereafter as of December 31, 2015:

	Total	2016	2017	2018	2019	2020	Thereafter
Long-term debt (1)	$2,919,628	$169,152	$482,987	$245,273	$265,916	$470,561	$1,285,739
Interest on long-term debt (2)	574,242	111,072	90,224	82,174	74,721	67,734	148,317
Development projects (3)	316,267	249,705	66,562	—	—	—	—
Ground/facility lease obligations (4)	256,776	5,958	5,914	5,961	5,712	5,712	227,519
Operating lease obligations (5)	5,505	1,288	1,177	1,038	1,009	993	—
Pre-sale contract (6)	19,600	19,600	—	—	—	—	—
	$4,092,018	$556,775	$646,864	$334,446	$347,358	$545,000	$1,661,575

(1)
Amounts include aggregate principal payments only and assumes we do not exercise extension options available to us on our unsecured credit facility, which is more fully discussed in Note 11 in the accompanying Notes to Consolidated Financial Statements contained in Item 8.

(2)
Amounts include interest expected to be incurred on our secured and unsecured debt based on obligations outstanding at December 31, 2015. For variable rate debt, the current rate in effect for the most recent payment through December 31, 2015 is assumed to be in effect through the respective maturity date of each instrument.

(3)
Consists of the completion costs related to 8 owned development projects under construction as of December 31, 2015 which will be funded entirely by us and are scheduled to be completed between August 2016 and August 2017.  We have entered into contracts with general contractors for certain phases of the construction of these projects.  However, these contracts do not generally cover all of the costs that are necessary to place these properties into service, including the cost of furniture and marketing and leasing costs.  The unfunded commitments presented include all such costs, not only those costs that we are obligated to fund under the construction contracts.

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

(6)
In July 2015, in conjunction with the purchase of Stadium Centre, the Company entered into a pre-sale agreement to purchase The Court at Stadium Centre, an adjacent property which is anticipated to be completed in May 2016 for $26.5 million (see Note 7 and Note 17 in the accompanying Notes to Consolidated Financial Statements contained in Item 8). Of the $26.5 million purchase price, $6.9 million was paid in conjunction with the purchase of the adjacent property, Stadium Centre.

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

We also believe it is meaningful to present a measure we refer to as FFO-Modified, or FFOM, which reflects certain adjustments related to the economic performance of our on-campus participating properties and other nonrecurring items.  Under our participating ground leases, we and the participating university systems each receive 50% of the properties’ net cash available for distribution after payment of operating expenses, debt service (which includes significant amounts towards repayment of principal) and capital expenditures.  A substantial portion of our revenues attributable to these properties is reflective of cash that is required to be used for capital expenditures and for the amortization of applicable property indebtedness. These amounts do not increase our economic interest in these properties or otherwise benefit us since our interest in the properties terminates upon the repayment of the applicable property indebtedness.  Therefore, unlike the ownership of our wholly-owned properties, the unique features of our ownership interest in our on-campus participating properties cause the value of these properties to diminish over time.   For example, since the ground/facility leases under which we operate the participating properties require the reinvestment from operations of specified amounts for capital expenditures and for the repayment of debt while our interest in these properties terminates upon the repayment of the debt, such capital expenditures do not increase the value of the property to us and mortgage debt amortization only increases the equity of the ground lessor. Accordingly, we believe it is meaningful to modify FFO to exclude the operations of our on-campus participating properties and to consider their impact on our performance by including only that portion of our revenues from those properties that are reflective of our share of net cash flow and the management fees that we receive, both of which increase and decrease with the operating performance of the properties.  This narrower measure of performance measures our profitability for these properties in a manner that is similar to the measure of our profitability from our services business where we similarly incur no initial or ongoing capital investment in a property and derive only consequential benefits from capital expenditures and debt amortization. We believe, however, that this narrower measure of performance is inappropriate in traditional real estate ownership structures where debt amortization and capital expenditures enhance the property owner’s long-term profitability from its investment. When calculating FFOM, we also exclude losses from early extinguishment of debt incurred in connection with property dispositions and other non-cash items, as we determine in good faith.

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

The following table presents a reconciliation of our net income attributable to common shareholders to FFO and FFOM:

	Year Ended December 31,
	2015	2014	2013
Net income attributable to ACC, Inc. and Subsidiaries common stockholders	$115,991	$62,839	$104,644
Noncontrolling interests	2,070	1,265	1,756
Gain from disposition of real estate	(52,699)	(2,475)	(55,263)
Elimination of provision for real estate impairment (1)	—	2,443	—
Real estate related depreciation and amortization	206,019	195,158	185,640
Funds from operations (“FFO”) attributable to common stockholders and OP unitholders	271,381	259,230	236,777

Elimination of operations of on-campus participating properties:
Net income from on-campus participating properties	(4,236)	(3,933)	(3,222)
Amortization of investment in on-campus participating properties	(7,034)	(5,688)	(4,756)
	260,111	249,609	228,799
Modifications to reflect operational performance of on-campus participating properties:
Our share of net cash flow (2)	3,118	2,721	2,207
Management fees	1,424	1,289	1,201
On-campus participating properties development fees (3)	—	1,070	1,304
Impact of on-campus participating properties	4,542	5,080	4,712

Property acquisition costs (4)	2,836	705	2,447
Impact of University Walk (pre-sale arrangement)(5)	—	(323)	—
Non-cash litigation settlement expense (6)	—	—	2,800
Elimination of loss from early extinguishment of debt (7)	1,770	—	332
Funds from operations – modified (“FFOM”) attributable to common stockholders and OP unitholders (4)	$269,259	$255,071	$239,090

FFO per share – diluted	2.38	2.42	2.22

FFOM per share – diluted (4)	2.36	2.38	2.24

Weighted average common shares outstanding - diluted	114,141,997	107,036,208	106,654,933

(1)	Represents an impairment charge recorded for The Enclave, a property that was sold in September 2014, and a land parcel donated to a municipality in October 2014.

(2)
50% of the properties’ net cash available for distribution after payment of operating expenses, debt service (including repayment of principal) and capital expenditures. Represents actual cash received for the year-to-date periods and amounts accrued for the interim periods, which is included in ground/facility leases expense in the consolidated statements of comprehensive income.

(3)	Represents development and construction management fees related to the West Virginia University on-campus participating property, which completed construction in August 2014.

(4)
Starting in 2015, the Company began reflecting the add-back of property acquisition costs as an adjustment when calculating FFOM. FFOM for the years ended December 31, 2014 and 2013 has been adjusted accordingly in order to reflect comparable results for the periods presented.

(5)
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

(7)
Represents losses associated with the early pay-off of mortgage loans for four properties sold during the year ended December 31, 2015 and one property sold during the year ended December 31, 2013. Such costs are excluded from gains from disposition of real estate reported in accordance with GAAP. However, we view the losses from early extinguishment of debt associated with the sales of real estate as an incremental cost of the sale transactions because we extinguished the debt in connection with the consummation of the sale transactions and we had no intent to extinguish the debt absent such transactions. We believe that adjusting FFOM to exclude these losses more appropriately reflects the results of our operations exclusive of the impact of our disposition transactions.

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

The table below provides information about our assets and our liabilities sensitive to changes in interest rates as of December 31, 2015 and 2014:

	December 31, 2015				December 31, 2014
	Amount (in 000s)	Weighted Average Maturity (in years)	Weighted Average Interest Rate	% of Total	Amount (in 000s)	Weighted Average Maturity (in years)	Weighted Average Interest Rate	% of Total
Fixed rate debt (1)	$2,600,728	5.5 Years	4.15%	89.1%	$2,358,586	6.0	4.39%	80.9%
Variable rate debt	318,900	3.0 Years	1.78%	10.9%	556,137	3.3	1.73%	19.1%

(1)
Includes a $350 million outstanding balance on one of our unsecured term loans as of December 31, 2015 and 2014 and mortgage loans with an outstanding balance totaling $99.6 million and $100.6 million as of December 31, 2015 and 2014, respectively, which are effectively fixed by the use of interest rate swaps.

For fixed rate debt, interest rate changes affect the fair market value but do not impact net income attributable to common shareholders or cash flows.  Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact net income attributable to common shareholders and cash flows, assuming other factors are held constant.  Holding other variables constant (such as debt levels), a one percentage point variance in interest rates (100 basis points) would change the unrealized fair market value of the fixed rate debt by approximately $240.3 million.  The net income attributable to common shareholders and cash flow impact on the next year resulting from a one percentage point variance in interest rates on floating rate debt, excluding debt effectively fixed by interest rate swap agreements, would be approximately $3.2 million, holding all other variables constant.

As of December 31, 2015, the effect of our hedge agreements was to fix the interest rate on approximately $449.6 million of our variable rate debt.  Had the hedge agreements not been in place during 2015, our annual interest costs would have been approximately $4.1 million lower, based on balances and reported interest rates through the year as the variable interest rates were less than the effective interest rates on the associated hedge agreements.  Additionally, if the variable interest rates on this debt had been 100 basis points higher through 2015 and the hedge agreements not been in place, our annual interest costs would have been approximately $0.4 million higher.  Derivative financial instruments expose us to credit risk in the event of non-performance by the counterparties under the terms of the interest rate hedge agreements.  We believe we minimize our credit risk on these transactions by dealing with major, credit worthy financial institutions.  As part of our on-going control procedures, we monitor the credit ratings of counterparties and our exposure to any single entity, thus minimizing credit risk concentration.  We believe the likelihood of realized losses from counterparty non-performance is remote.

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

Our management conducted the required assessment of the effectiveness of our internal control over financial reporting as of December 31, 2015.  Based upon this assessment, our management believes that our internal control over financial reporting is effective as of December 31, 2015.  Ernst & Young LLP, an independent registered public accounting firm, has issued an attestation report regarding the effectiveness of our internal control over financial reporting, which is included herein.

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

The Operating Partnership conducted the required assessment of the effectiveness of its internal control over financial reporting as of December 31, 2015.  Based upon this assessment, our management believes that our internal control over financial reporting is effective as of December 31, 2015.  Ernst & Young LLP, an independent registered public accounting firm, has issued an attestation report regarding the effectiveness of the Operating Partnership’s internal control over financial reporting, which is included herein.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Information with respect to this Item 10 is incorporated by reference from our Proxy Statement, which we intend to file on or before March 31, 2016 in connection with the Annual Meeting of Stockholders to be held May 5, 2016.

Item 11.  Executive Compensation

Information with respect to this Item 11 is incorporated by reference from our Proxy Statement, which we intend to file on or before March 31, 2016 in connection with the Annual Meeting of Stockholders to be held May 5, 2016.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information pertaining to security ownership of management and certain beneficial owners of the Company’s common stock with respect to this Item 12 is incorporated by reference from our Proxy Statement, which we intend to file on or before March 31, 2016 in connection with the Annual Meeting of Stockholders to be held May 5, 2016, to the extent not set forth below.

The Company maintains the American Campus Communities, Inc. 2010 Incentive Award Plan (the “2010 Plan”), as discussed in more detail in Note 13 in the accompanying Notes to Consolidated Financial Statements in Item 8.  As of December 31, 2015, the total units and shares issued under the 2010 Plan were as follows:

	# of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	# of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders	755,703	(1)	n/a	975,324
Equity Compensation Plans Not Approved by Security Holders	n/a		n/a	n/a

(1)	Consists of restricted stock awards granted to executive officers and certain employees and common units of limited partnership interest in the Operating Partnership.

Item 13.  Certain Relationships, Related Transactions and Director Independence

Information with respect to this Item 13 is incorporated by reference from our Proxy Statement, which we intend to file on or before March 31, 2016 in connection with the Annual Meeting of Stockholders to be held May 5, 2016.

Item 14.  Principal Accountant Fees and Services

Information with respect to this Item 14 is incorporated by reference from our Proxy Statement, which we intend to file on or before March 31, 2016 in connection with the Annual Meeting of Stockholders to be held May 5, 2016.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)  Financial Statements

The following consolidated financial information is included as a separate section of this Annual Report on Form 10-K:

Page No.
Report of Independent Registered Public Accounting Firm (American Campus Communities, Inc.)	F-1
Report of Independent Registered Public Accounting Firm (American Campus Communities Operating Partnership, L.P.)	F-2
Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting (American Campus Communities, Inc.)	F-3
Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting (American Campus Communities Operating Partnership, L.P.)	F-4
Consolidated Financial Statements of American Campus Communities, Inc. and Subsidiaries
Consolidated Balance Sheets as of December 31, 2015 and 2014	F-5
Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014 and 2013	F-6
Consolidated Statements of Changes in Equity for the years ended December 31, 2015, 2014 and 2013	F-7
Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013	F-8
Consolidated Financial Statements of American Campus Communities Operating Partnership, L.P. and Subsidiaries
Consolidated Balance Sheets as of December 31, 2015 and 2014	F-9
Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014 and 2013	F-10
Consolidated Statements of Changes in Capital for the years ended December 31, 2015, 2014 and 2013	F-11
Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013	F-12
Notes to Consolidated Financial Statements of American Campus Communities, Inc. and Subsidiaries and American Campus Communities Operating Partnership, L.P. and Subsidiaries	F-13

(b)  Exhibits

Exhibit Number	Description of Document

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

4.5
American Campus Communities Operating Partnership LP 4.125% Senior Notes due 2024. Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) and American Campus Communities Operating Partnership LP (File No. 333-181102-01) filed on June 25, 2014.

4.6
American Campus Communities Operating Partnership LP 3.350 % Senior Notes due 2020. Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) and American Campus Communities Operating Partnership LP (File No. 333-181102-01) filed on September 22, 2015.

4.7
Form of Guarantee of American Campus Communities, Inc. of Senior Debt Securities. Incorporated by reference to Exhibit 4.4 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) and American Campus Communities Operating Partnership LP (File No. 333-181102-01) filed on April 3, 2013.

4.8
Form of Registration Rights and Lock-Up Agreement, dated as of March 1, 2006, between American Campus Communities, Inc. and each of the persons who are signatory thereto. Incorporated by reference to Exhibit 99.3 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) filed on March 7, 2006.

4.9
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

4.10
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

10.27
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

10.29
Equity Distribution Agreement, dated June 25, 2015, between American Campus Communities, Inc., American Campus Communities Operating Partnership LP and American Campus Communities Holdings LLC, on one hand, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, on the other hand. Incorporated by reference to Exhibit 1.1 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) and American Campus Communities Operating Partnership LP (File No. 333-181102-01) filed on June 25, 2015.

10.30
Equity Distribution Agreement, dated June 25, 2015, between American Campus Communities, Inc., American Campus Communities Operating Partnership LP and American Campus Communities Holdings LLC, on one hand, and Deutsche Bank Securities Inc., on the other hand. Incorporated by reference to Exhibit 1.2 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) and American Campus Communities Operating Partnership LP (File No. 333-181102-01) filed on June 25, 2015.

10.31
Equity Distribution Agreement, dated June 25, 2015, between American Campus Communities, Inc., American Campus Communities Operating Partnership LP and American Campus Communities Holdings LLC, on one hand, and J.P. Morgan Securities LLC, on the other hand. Incorporated by reference to Exhibit 1.3 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) and American Campus Communities Operating Partnership LP (File No. 333-181102-01) filed on June 25, 2015.

10.32
Equity Distribution Agreement, dated June 25, 2015, between American Campus Communities, Inc., American Campus Communities Operating Partnership LP and American Campus Communities Holdings LLC, on one hand, and KeyBanc Capital Markets Inc., on the other hand. Incorporated by reference to Exhibit 1.4 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) and American Campus Communities Operating Partnership LP (File No. 333-181102-01) filed on June 25, 2015.

10.33
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

10.3
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

Dated:	February 29, 2016

AMERICAN CAMPUS COMMUNITIES, INC.

By:	/s/ William C. Bayless, Jr.

William C. Bayless, Jr. President and Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	February 29, 2016

AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P.
By: American Campus Communities Holdings, LLC, its general partner By: American Campus Communities, Inc., its sole member

By:	/s/ William C. Bayless, Jr.

William C. Bayless, Jr. President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ William C. Bayless, Jr.	President, Chief Executive Officer and Director (Principal Executive Officer)	February 29, 2016
William C. Bayless, Jr.

/s/ Jonathan A. Graf	Executive Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)	February 29, 2016
Jonathan A. Graf

/s/ Edward Lowenthal	Chairman of the Board of Directors	February 29, 2016
Edward Lowenthal

/s/ G. Steven Dawson	Director	February 29, 2016
G. Steven Dawson

/s/ Cydney C. Donnell	Director	February 29, 2016
Cydney Donnell

/s/ Dennis G. Lopez	Director	February 29, 2016
Dennis G. Lopez

/s/ Oliver Luck	Director	February 29, 2016
Oliver Luck

/s/ C. Patrick Oles, Jr.	Director	February 29, 2016
C. Patrick Oles, Jr.

/s/ Winston W. Walker	Director	February 29, 2016
Winston W. Walker

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of American Campus Communities, Inc. and Subsidiaries
We have audited the accompanying consolidated balance sheets of American Campus Communities, Inc. and Subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Campus Communities, Inc. and Subsidiaries at December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 6 to the consolidated financial statements, the Company changed its method for reporting discontinued operations effective January 1, 2014.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), American Campus Communities, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 29, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Austin, Texas
February 29, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Partners of American Campus Communities Operating Partnership, L.P. and Subsidiaries
We have audited the accompanying consolidated balance sheets of American Campus Communities Operating Partnership, L.P. and Subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of comprehensive income, changes in capital, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Campus Communities Operating Partnership, L.P. and Subsidiaries at December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 6 to the consolidated financial statements, the Company changed its method for reporting discontinued operations effective January 1, 2014.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), American Campus Communities Operating Partnership, L.P. and Subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 29, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Austin, Texas
February 29, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of American Campus Communities, Inc. and Subsidiaries
We have audited American Campus Communities, Inc. and Subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). American Campus Communities, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, American Campus Communities, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of American Campus Communities, Inc. and Subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2015 of American Campus Communities, Inc. and Subsidiaries and our report dated February 29, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Austin, Texas
February 29, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Partners of American Campus Communities Operating Partnership, L.P. and Subsidiaries
We have audited American Campus Communities Operating Partnership, L.P. and Subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). American Campus Communities Operating Partnership, L.P. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, American Campus Communities Operating Partnership, L.P. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of American Campus Communities Operating Partnership, L.P. and Subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of comprehensive income, changes in capital, and cash flows for each of the three years in the period ended December 31, 2015 of American Campus Communities Operating Partnership, L.P. and Subsidiaries and our report dated February 29, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Austin, Texas
February 29, 2016

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31, 2015	December 31, 2014
Assets

Investments in real estate:
Wholly-owned properties, net	$5,522,271	$5,308,707
Wholly-owned properties held for sale	55,354	131,014
On-campus participating properties, net	90,129	94,128
Investments in real estate, net	5,667,754	5,533,849

Cash and cash equivalents	16,659	25,062
Restricted cash	33,675	31,937
Student contracts receivable, net	18,475	10,145
Other assets	289,384	233,755

Total assets	$6,025,947	$5,834,748

Liabilities and equity

Liabilities:
Secured mortgage, construction and bond debt	$1,101,325	$1,331,914
Unsecured notes	1,197,755	798,305
Unsecured term loans	600,000	600,000
Unsecured revolving credit facility	68,900	242,500
Accounts payable and accrued expenses	71,988	70,629
Other liabilities	144,811	121,645
Total liabilities	3,184,779	3,164,993

Commitments and contingencies (Note 17)

Redeemable noncontrolling interests	59,511	54,472

Equity:
American Campus Communities, Inc. and Subsidiaries stockholders’ equity: Common stock, $.01 par value, 800,000,000 shares authorized, 112,350,877 and 107,175,236 shares issued and outstanding at December 31, 2015 and 2014, respectively	1,124	1,072
Additional paid in capital	3,325,806	3,102,540
Treasury stock, at cost, 10,155 shares	(403)	—
Accumulated earnings and dividends	(550,501)	(487,986)
Accumulated other comprehensive loss	(5,830)	(6,072)
Total American Campus Communities, Inc. and Subsidiaries stockholders’ equity	2,770,196	2,609,554
Noncontrolling interests – partially owned properties	11,461	5,729
Total equity	2,781,657	2,615,283

Total liabilities and equity	$6,025,947	$5,834,748

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except share and per share data)

	Year Ended December 31,
	2015	2014	2013
Revenues:
Wholly-owned properties	$704,909	$690,582	$618,503
On-campus participating properties	31,586	28,534	26,348
Third-party development services	4,964	4,018	2,483
Third-party management services	8,813	7,669	7,514
Resident services	3,109	3,112	2,614
Total revenues	753,381	733,915	657,462

Operating expenses:
Wholly-owned properties	331,836	329,615	296,794
On-campus participating properties	12,437	11,290	11,049
Third-party development and management services	14,346	12,008	10,935
General and administrative	20,838	18,681	16,541
Depreciation and amortization	208,788	197,495	184,988
Ground/facility leases	8,232	7,397	5,402
Provision for real estate impairment	—	2,443	—
Total operating expenses	596,477	578,929	525,709

Operating income	156,904	154,986	131,753

Nonoperating income and (expenses):
Interest income	4,421	4,168	3,005
Interest expense	(87,789)	(90,362)	(78,028)
Amortization of deferred financing costs	(5,550)	(5,918)	(5,608)
Gain (loss) from disposition of real estate	52,699	(368)	—
Loss from early extinguishment of debt	(1,770)	—	—
Other nonoperating income (expense)	388	186	(2,666)
Total nonoperating expenses	(37,601)	(92,294)	(83,297)

Income before income taxes and discontinued operations	119,303	62,692	48,456
Income tax provision	(1,242)	(1,308)	(1,020)
Income from continuing operations	118,061	61,384	47,436
Discontinued operations:
(Loss) income attributable to discontinued operations	—	(123)	4,824
Loss from early extinguishment of debt	—	—	(332)
Gain from disposition of real estate	—	2,843	55,263
Total discontinued operations	—	2,720	59,755
Net income	118,061	64,104	107,191
Net income attributable to noncontrolling interests
Redeemable noncontrolling interests	(1,458)	(913)	(1,359)
Partially owned properties	(612)	(352)	(1,188)
Net income attributable to noncontrolling interests	(2,070)	(1,265)	(2,547)
Net income attributable to ACC, Inc. and Subsidiaries common stockholders	$115,991	$62,839	$104,644
Other comprehensive income (loss)
Change in fair value of interest rate swaps and other	464	(4,859)	5,226
Comprehensive income	$116,455	$57,980	$109,870
Income per share attributable to ACC, Inc. and Subsidiaries common stockholders – basic
Income from continuing operations per share	$1.03	$0.56	$0.43
Net income per share	$1.03	$0.59	$0.99
Income per share attributable to ACC, Inc. and Subsidiaries common stockholders – diluted
Income from continuing operations per share	$1.02	$0.56	$0.42
Net income per share	$1.02	$0.58	$0.98
Weighted-average common shares outstanding:
Basic	111,987,361	105,032,155	104,760,502
Diluted	114,032,222	105,711,420	105,382,320

Distributions declared per Common Unit	$1.58	$1.50	$1.42

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands, except share data)

	Common Shares	Par Value of Common Shares	Additional Paid in Capital	Treasury Shares	Treasury Shares at Cost	Accumulated Earnings and Dividends	Accumulated Other Comprehensive Loss	Noncontrolling Interests - Partially Owned Properties	Total
Equity, December 31, 2012	104,665,212	$1,043	$3,001,520	—	$—	$(347,521)	$(6,661)	$28,673	$2,677,054
Adjustments to reflect redeemable noncontrolling interests at fair value	—	—	12,534	—	—	—	—	—	12,534
Amortization of restricted stock awards	—	—	6,423	—	—	—	—	—	6,423
Vesting of restricted stock awards and restricted stock units	116,105	—	(2,869)	—	—	—	—	—	(2,869)
Distributions to common and restricted stockholders	—	—	—	—	—	(149,461)	—	—	(149,461)
Distributions to noncontrolling interests - partially owned properties	—	—	—	—	—	—	—	(789)	(789)
Increase in ownership of consolidated joint venture	—	—	—	—	—	—	—	(24,908)	(24,908)
Contributions by noncontrolling partners	—	—	—	—	—	—	—	1,500	1,500
Conversion of operating partnership units to common stock	1,500	—	23	—	—	—	—	—	23
Change in fair value of interest rate swaps	—	—	—	—	—	—	5,226	—	5,226
Net income	—	—	—	—	—	104,644	—	1,188	105,832
Equity, December 31, 2013	104,782,817	1,043	3,017,631	—	—	(392,338)	(1,435)	5,664	2,630,565
Adjustments to reflect redeemable noncontrolling interests at fair value	—	—	(8,200)	—	—	—	—	—	(8,200)
Amortization of restricted stock awards	—	—	6,816	—	—	—	—	—	6,816
Vesting of restricted stock awards and restricted stock units	133,910	6	(2,004)	—	—	—	—	—	(1,998)
Distributions to common and restricted stockholders	—	—	—	—	—	(158,487)	—	—	(158,487)
Distributions to noncontrolling interests - partially owned properties	—	—	—	—	—	—	—	(287)	(287)
Conversion of operating partnership units to common stock	52,269	1	601	—	—	—	—	—	602
Net proceeds from sale of common stock	2,206,240	22	87,696	—	—	—	—	—	87,718
Change in fair value of interest rate swaps	—	—	—	—	—	—	(4,859)	—	(4,859)
Amortization of interest rate swap terminations	—	—	—	—	—	—	222	—	222
Net income	—	—	—	—	—	62,839	—	352	63,191
Equity, December 31, 2014	107,175,236	1,072	3,102,540	—	—	(487,986)	(6,072)	5,729	2,615,283
Adjustments to reflect redeemable noncontrolling interests at fair value	—	—	4,462	—	—	—	—	—	4,462
Amortization of restricted stock awards	—	—	7,505	—	—	—	—	—	7,505
Vesting of restricted stock awards and restricted stock units	122,502	1	(1,743)	10,155	(403)	—	—	—	(2,145)
Distributions to common and restricted stockholders	—	—	—	—	—	(178,506)	—	—	(178,506)
Distributions to noncontrolling interests - partially owned properties	—	—	—	—	—	—	—	(635)	(635)
Increase in ownership of consolidated subsidiary	—	—	435	—	—	—	—	(1,500)	(1,065)
Contributions by noncontrolling partners	—	—	—	—	—	—	—	7,255	7,255
Conversion of operating partnership units to common stock	119,474	2	3,034	—	—	—	—	—	3,036
Redemption of common units for cash	—	—	(3,061)	—	—	—	—	—	(3,061)
Net proceeds from sale of common stock	4,933,665	49	212,634	—	—	—	—	—	212,683
Change in fair value of interest rate swaps	—	—	—	—	—	—	(170)	—	(170)
Amortization of interest rate swap terminations	—	—	—	—	—	—	412	—	412
Net income	—	—	—	—	—	115,991	—	612	116,603
Equity, December 31, 2015	112,350,877	$1,124	$3,325,806	10,155	$(403)	$(550,501)	$(5,830)	$11,461	$2,781,657

 See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2015	2014	2013
Operating activities
Net income	$118,061	$64,104	$107,191
Adjustments to reconcile net income to net cash provided by operating activities:
Gain from disposition of real estate	(52,699)	(2,475)	(55,263)
Gain from insurance settlement	(388)	(186)	—
Loss from early extinguishment of debt	1,770	—	332
Provision for real estate impairment	—	2,443	—
Depreciation and amortization	208,788	197,542	187,475
Amortization of deferred financing costs and debt premiums/discounts	(6,280)	(6,769)	(8,288)
Share-based compensation	8,161	7,164	6,625
Income tax provision	1,242	1,308	1,020
Amortization of interest rate swap terminations	412	222	—
Changes in operating assets and liabilities:
Restricted cash	1,656	1,507	3,263
Student contracts receivable, net	(9,397)	(959)	4,621
Other assets	(23,475)	(12,632)	(15,072)
Accounts payable and accrued expenses	(4,001)	1,453	5,036
Other liabilities	17,136	7,176	9,738
Net cash provided by operating activities	260,986	259,898	246,678

Investing activities
Proceeds from disposition of properties	427,055	8,599	180,465
Proceeds from disposition of land	249	1,502	2,000
Cash paid for property acquisitions	(291,352)	(74,641)	(234,326)
Cash paid for land acquisitions	(49,927)	(3,627)	(25,649)
Capital expenditures for wholly-owned properties	(96,832)	(77,072)	(68,628)
Investments in wholly-owned properties under development	(219,636)	(257,177)	(281,490)
Capital expenditures for on-campus participating properties	(2,943)	(1,953)	(1,618)
Investment in on-campus participating property under development	—	(27,668)	(15,476)
Investment in loans receivable	(5,176)	—	(60,888)
Proceeds from loans receivable	7,483	2,984	—
Change in restricted cash related to capital reserves	2,955	1,623	(1,461)
(Decrease) increase in escrow deposits for real estate investments	(7,033)	894	(970)
Proceeds from insurance settlement	388	758	636
Increase in ownership of consolidated subsidiary	(1,065)	—	—
Purchase of corporate furniture, fixtures and equipment	(3,621)	(3,457)	(2,594)
Net cash used in investing activities	(239,455)	(429,235)	(509,999)

Financing activities
Proceeds from unsecured notes	399,244	399,444	398,636
Proceeds from sale of common stock	216,666	89,317	—
Offering costs	(3,250)	(1,340)	—
Pay-off of mortgage and construction loans	(263,361)	(178,002)	(82,066)
Proceeds from unsecured term loans	—	—	250,000
Proceeds from revolving credit facilities	720,200	615,900	609,055
Paydowns of revolving credit facilities	(893,800)	(611,850)	(732,605)
Proceeds from construction loans	258	28,109	15,833
Scheduled principal payments on debt	(14,450)	(16,015)	(15,323)
Loss from early extinguishment of debt	(1,770)	—	(332)
Debt issuance and assumption costs	(4,330)	(5,021)	(10,507)
Termination of forward starting interest rate swaps	—	(4,122)	—
Distributions to common and restricted stockholders	(178,506)	(158,487)	(149,461)
Distributions to noncontrolling partners	(2,964)	(2,285)	(2,612)
Redemption of common units for cash	(3,871)	—	—
Net cash (used in) provided by financing activities	(29,934)	155,648	280,618
Net change in cash and cash equivalents	(8,403)	(13,689)	17,297
Cash and cash equivalents at beginning of period	25,062	38,751	21,454
Cash and cash equivalents at end of period	$16,659	$25,062	$38,751

	Year Ended December 31,
	2015	2014	2013
Supplemental disclosure of non-cash investing and financing activities
Loans assumed in connection with property acquisitions	$(69,423)	$—	$(107,250)
Issuance of common units in connection with property acquisitions	$(14,182)	$—	$(3,451)
Change in fair value of derivative instruments, net	$(170)	$(740)	$5,226

Supplemental disclosure of cash flow information
Interest paid	$89,336	$113,251	$100,305
Income taxes paid	$1,078	$1,066	$668

 See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)

	December 31, 2015	December 31, 2014
Assets

Investments in real estate:
Wholly-owned properties, net	$5,522,271	$5,308,707
Wholly-owned properties held for sale	55,354	131,014
On-campus participating properties, net	90,129	94,128
Investments in real estate, net	5,667,754	5,533,849

Cash and cash equivalents	16,659	25,062
Restricted cash	33,675	31,937
Student contracts receivable, net	18,475	10,145
Other assets	289,384	233,755

Total assets	$6,025,947	$5,834,748

Liabilities and capital

Liabilities:
Secured mortgage, construction and bond debt	$1,101,325	$1,331,914
Unsecured notes	1,197,755	798,305
Unsecured term loans	600,000	600,000
Unsecured revolving credit facility	68,900	242,500
Accounts payable and accrued expenses	71,988	70,629
Other liabilities	144,811	121,645
Total liabilities	3,184,779	3,164,993

Commitments and contingencies (Note 17)

Redeemable limited partners	59,511	54,472

Capital:
Partners’ capital:
General partner - 12,222 OP units outstanding at both December 31, 2015 and 2014	93	100
Limited partner - 112,348,810 and 107,163,014 OP units outstanding at December 31, 2015 and 2014, respectively	2,775,933	2,615,526
Accumulated other comprehensive loss	(5,830)	(6,072)
Total partners’ capital	2,770,196	2,609,554
Noncontrolling interests – partially owned properties	11,461	5,729
Total capital	2,781,657	2,615,283

Total liabilities and capital	$6,025,947	$5,834,748

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except unit and per unit data)

	Year Ended December 31,
	2015	2014	2013
Revenues:
Wholly-owned properties	$704,909	$690,582	$618,503
On-campus participating properties	31,586	28,534	26,348
Third-party development services	4,964	4,018	2,483
Third-party management services	8,813	7,669	7,514
Resident services	3,109	3,112	2,614
Total revenues	753,381	733,915	657,462

Operating expenses:
Wholly-owned properties	331,836	329,615	296,794
On-campus participating properties	12,437	11,290	11,049
Third-party development and management services	14,346	12,008	10,935
General and administrative	20,838	18,681	16,541
Depreciation and amortization	208,788	197,495	184,988
Ground/facility leases	8,232	7,397	5,402
Provision for real estate impairment	—	2,443	—
Total operating expenses	596,477	578,929	525,709

Operating income	156,904	154,986	131,753

Nonoperating income and (expenses):
Interest income	4,421	4,168	3,005
Interest expense	(87,789)	(90,362)	(78,028)
Amortization of deferred financing costs	(5,550)	(5,918)	(5,608)
Gain (loss) from disposition of real estate	52,699	(368)	—
Loss from early extinguishment of debt	(1,770)	—	—
Other nonoperating income (expense)	388	186	(2,666)
Total nonoperating expenses	(37,601)	(92,294)	(83,297)

Income before income taxes and discontinued operations	119,303	62,692	48,456
Income tax provision	(1,242)	(1,308)	(1,020)
Income from continuing operations	118,061	61,384	47,436
Discontinued operations:
(Loss) income attributable to discontinued operations	—	(123)	4,824
Loss from early extinguishment of debt	—	—	(332)
Gain from disposition of real estate	—	2,843	55,263
Total discontinued operations	—	2,720	59,755
Net income	118,061	64,104	107,191
Net income attributable to noncontrolling interests – partially owned properties	(612)	(352)	(1,188)
Net income attributable to American Campus Communities Operating Partnership, L.P.	117,449	63,752	106,003
Series A preferred units distributions	(176)	(178)	(182)
Net income available to common unitholders	$117,273	$63,574	$105,821
Other comprehensive income (loss)
Change in fair value of interest rate swaps and other	464	(4,859)	5,226
Comprehensive income	$117,737	$58,715	$111,047
Income per unit attributable to common unitholders – basic
Income from continuing operations per unit	$1.03	$0.56	$0.43
Net income per unit	$1.03	$0.59	$0.99
Income per unit attributable to common unitholders – diluted
Income from continuing operations per unit	$1.02	$0.56	$0.42
Net income per unit	$1.02	$0.58	$0.98
Weighted-average common units outstanding:
Basic	113,351,242	106,245,664	105,919,394
Diluted	114,032,222	106,924,929	106,541,212

Distributions declared per Common Unit	$1.58	$1.50	$1.42

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL
(in thousands, except unit data)

					Accumulated	Noncontrolling
	General Partner		Limited Partner		Other	Interests –
	Units	Amount	Units	Amount	Comprehensive Loss	Partially Owned Properties	Total
Capital as of December 31, 2012	12,222	$116	104,652,990	$2,654,926	$(6,661)	$28,673	$2,677,054
Adjustments to reflect redeemable limited partners’ interest at fair value	—	—	—	12,534	—	—	12,534
Amortization of restricted stock awards	—	—	—	6,423	—	—	6,423
Vesting of restricted stock awards and restricted stock units	—	—	116,105	(2,869)	—	—	(2,869)
Distributions	—	(17)	—	(149,444)	—	—	(149,461)
Distributions to noncontrolling interests - partially owned properties	—	—	—	—	—	(789)	(789)
Increase in ownership of consolidated joint venture	—	—	—	—	—	(24,908)	(24,908)
Contributions by noncontrolling partners	—	—	—	—	—	1,500	1,500
Conversion of operating partnership units to common stock	—	—	1,500	23	—	—	23
Change in fair value of interest rate swaps	—	—	—	—	5,226	—	5,226
Net income	—	12	—	104,632		1,188	105,832
Capital as of December 31, 2013	12,222	111	104,770,595	2,626,225	(1,435)	5,664	2,630,565
Adjustments to reflect redeemable limited partners’ interest at fair value	—	—	—	(8,200)	—	—	(8,200)
Amortization of restricted stock awards	—	—	—	6,816	—	—	6,816
Vesting of restricted stock awards and restricted stock units	—	—	133,910	(1,998)	—	—	(1,998)
Distributions	—	(18)	—	(158,469)	—	—	(158,487)
Distributions to noncontrolling interests - partially owned properties	—	—	—	—	—	(287)	(287)
Conversion of operating partnership units to common stock	—	—	52,269	602	—	—	602
Issuance of units in exchange for contributions of equity offering proceeds	—	—	2,206,240	87,718	—	—	87,718
Change in fair value of interest rate swaps	—	—	—	—	(4,859)	—	(4,859)
Amortization of interest rate swap termination	—	—	—	—	222	—	222
Net income	—	7	—	62,832	—	352	63,191
Capital as of December 31, 2014	12,222	100	107,163,014	2,615,526	(6,072)	5,729	2,615,283
Adjustments to reflect redeemable limited partners’ interest at fair value	—	—	—	4,462	—	—	4,462
Amortization of restricted stock awards	—	—	—	7,505	—	—	7,505
Vesting of restricted stock awards and restricted stock units	—	—	132,657	(2,145)	—	—	(2,145)
Distributions	—	(19)	—	(178,487)	—	—	(178,506)
Distributions to noncontrolling interests - partially owned properties	—	—	—	—	—	(635)	(635)
Increase in ownership of consolidated joint venture	—	—	—	435	—	(1,500)	(1,065)
Contributions by noncontrolling partners	—	—	—	—	—	7,255	7,255
Conversion of operating partnership units to common stock	—	—	119,474	3,036	—	—	3,036
Redemption of common units for cash	—	—	—	(3,061)	—	—	(3,061)
Issuance of units in exchange for contributions of equity offering proceeds	—	—	4,933,665	212,683	—	—	212,683
Change in fair value of interest rate swaps	—	—	—	—	(170)	—	(170)
Amortization of interest rate swap terminations	—	—	—	—	412	—	412
Net income	—	12	—	115,979	—	612	116,603
Capital as of December 31, 2015	12,222	$93	112,348,810	$2,775,933	$(5,830)	$11,461	$2,781,657

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2015	2014	2013
Operating activities
Net income	$118,061	$64,104	$107,191
Adjustments to reconcile net income to net cash provided by operating activities:
Gain from disposition of real estate	(52,699)	(2,475)	(55,263)
Gain from insurance settlement	(388)	(186)	—
Loss from early extinguishment of debt	1,770	—	332
Impairment of real estate	—	2,443	—
Depreciation and amortization	208,788	197,542	187,475
Amortization of deferred financing costs and debt premiums/discounts	(6,280)	(6,769)	(8,288)
Share-based compensation	8,161	7,164	6,625
Income tax provision	1,242	1,308	1,020
Amortization of interest rate swap terminations	412	222	—
Changes in operating assets and liabilities:
Restricted cash	1,656	1,507	3,263
Student contracts receivable, net	(9,397)	(959)	4,621
Other assets	(23,475)	(12,632)	(15,072)
Accounts payable and accrued expenses	(4,001)	1,453	5,036
Other liabilities	17,136	7,176	9,738
Net cash provided by operating activities	260,986	259,898	246,678

Investing activities
Proceeds from disposition of properties	427,055	8,599	180,465
Proceeds from disposition of land	249	1,502	2,000
Cash paid for property acquisitions	(291,352)	(74,641)	(234,326)
Cash paid for land acquisitions	(49,927)	(3,627)	(25,649)
Capital expenditures for wholly-owned properties	(96,832)	(77,072)	(68,628)
Investments in wholly-owned properties under development	(219,636)	(257,177)	(281,490)
Capital expenditures for on-campus participating properties	(2,943)	(1,953)	(1,618)
Investment in on-campus participating property under development	—	(27,668)	(15,476)
Investment in loans receivable	(5,176)	—	(60,888)
Proceeds from loans receivable	7,483	2,984	—
Change in restricted cash related to capital reserves	2,955	1,623	(1,461)
(Decrease) increase in escrow deposits for real estate investments	(7,033)	894	(970)
Proceeds from insurance settlement	388	758	636
Increase in ownership of consolidated subsidiary	(1,065)	—	—
Purchase of corporate furniture, fixtures and equipment	(3,621)	(3,457)	(2,594)
Net cash used in investing activities	(239,455)	(429,235)	(509,999)

Financing activities
Proceeds from unsecured notes	399,244	399,444	398,636
Proceeds from issuance of common units in exchange for contributions, net	213,416	87,977	—
Pay-off of mortgage and construction loans	(263,361)	(178,002)	(82,066)
Proceeds from unsecured term loans	—	—	250,000
Proceeds from revolving credit facilities	720,200	615,900	609,055
Paydowns of revolving credit facilities	(893,800)	(611,850)	(732,605)
Proceeds from construction loans	258	28,109	15,833
Scheduled principal payments on debt	(14,450)	(16,015)	(15,323)
Loss from early extinguishment of debt	(1,770)	—	(332)
Debt issuance and assumption costs	(4,330)	(5,021)	(10,507)
Termination of forward starting interest rate swaps	—	(4,122)	—
Distributions paid on unvested restricted stock awards	(1,086)	(1,076)	(927)
Distributions paid to common and preferred unitholders	(179,749)	(159,409)	(150,357)
Distributions paid to noncontrolling partners – partially owned properties	(635)	(287)	(789)
Redemption of common units for cash	(3,871)	—	—
Net cash (used in) provided by financing activities	(29,934)	155,648	280,618
Net change in cash and cash equivalents	(8,403)	(13,689)	17,297
Cash and cash equivalents at beginning of period	25,062	38,751	21,454
Cash and cash equivalents at end of period	$16,659	$25,062	$38,751
Supplemental disclosure of non-cash investing and financing activities
Loans assumed in connection with property acquisitions	$(69,423)	$—	$(107,250)
Issuance of common units in connection with property acquisitions	$(14,182)	$—	$(3,451)
Change in fair value of derivative instruments, net	$(170)	$740	$5,226
Supplemental disclosure of cash flow information
Interest paid	$89,336	$113,251	$100,305
Income taxes paid	$1,078	$1,066	$668

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

The general partner of ACCOP is American Campus Communities Holdings, LLC (“ACC Holdings”), an entity that is wholly-owned by ACC.  As of December 31, 2015, ACC Holdings held an ownership interest in ACCOP of less than 1%. The limited partners of ACCOP are ACC and other limited partners consisting of current and former members of management and nonaffiliated third parties.  As of December 31, 2015, ACC owned an approximate 98.8% limited partnership interest in ACCOP.  As the sole member of the general partner of ACCOP, ACC has exclusive control of ACCOP’s day-to-day management.  Management operates ACC and ACCOP as one business.  The management of ACC consists of the same members as the management of ACCOP.  ACC consolidates ACCOP for financial reporting purposes, and ACC does not have significant assets other than its investment in ACCOP.  Therefore, the assets and liabilities of ACC and ACCOP are the same on their respective financial statements.  References to the “Company,” “we,” “us” or “our” mean collectively ACC, ACCOP and those entities/subsidiaries owned or controlled by ACC and/or ACCOP.  References to the “Operating Partnership” mean collectively ACCOP and those entities/subsidiaries owned or controlled by ACCOP.  Unless otherwise indicated, the accompanying Notes to the Consolidated Financial Statements apply to both the Company and the Operating Partnership.

As of December 31, 2015, our property portfolio contained 162 properties with approximately 99,400 beds in approximately 32,500 apartment units.  Our property portfolio consisted of 134 owned off-campus student housing properties that are in close proximity to colleges and universities, 23 American Campus Equity (“ACE®”) properties operated under ground/facility leases with eleven university systems and five on-campus participating properties operated under ground/facility leases with the related university systems.  Of the 162 properties, nine were under development as of December 31, 2015, and when completed will consist of a total of approximately 5,500 beds in approximately 1,500 units.  Our communities contain modern housing units and are supported by a resident assistant system and other student-oriented programming, with many offering resort-style amenities.

Through one of ACC’s taxable REIT subsidiaries (“TRSs”), we also provide construction management and development services, primarily for student housing properties owned by colleges and universities, charitable foundations, and others.  As of December 31, 2015, also through one of ACC’s TRSs, we provided third-party management and leasing services for 39 properties that represented approximately 29,500 beds in approximately 10,900 units.  Third-party management and leasing services are typically provided pursuant to management contracts that have initial terms that range from one to five years.  As of December 31, 2015, our total owned and third-party managed portfolio included 201 properties with approximately 128,900 beds in approximately 43,400 units.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update 2016-02 (“ASU 2016-02”), "Leases: Amendments to the FASB Accounting Standards Codification." ASU 2016-02 amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. The new

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The guidance is effective for public business entities for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted. The Company is currently assessing whether ASU 2016-02 will have a material effect on its consolidated financial statements.

In September 2015, the FASB issued Accounting Standards Update 2015-16 ("ASU 2015-16"), "Simplifying the Accounting for Measurement-Period Adjustments." ASU 2015-16 eliminates the requirement that an acquirer in a business combination account for a measurement-period adjustment retrospectively. Instead, an acquirer will recognize a measurement-period adjustment during the period in which the amount of the adjustment is determined. The guidance is effective for public business entities for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted. The Company plans to adopt ASU 2015-16 as of January 1, 2016 and does not expect it to have a material impact on its consolidated financial statements.

In April 2015, the FASB issued Accounting Standards Update 2015-03 ("ASU 2015-03"), "Simplifying the Presentation of Debt Issuance Costs." ASU 2015-03 requires all costs incurred to issue debt be presented in the balance sheet as a direct deduction from the carrying value of the debt rather than being recorded as a deferred charge and presented as an asset. ASU 2015-03 is effective for interim and annual periods beginning after December 15, 2015, with early adoption permitted, and retrospective application required. In August 2015, the FASB issued Accounting Standards Update 2015-15 ("ASU 2015-15"), "Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements." ASU 2015-15 clarifies the presentation of debt issuance costs related to credit facility arrangements. For public business entities, the final guidance is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company plans to adopt ASU 2015-03 and ASU 2015-15 as of January 1, 2016 and does not expect it to have a material impact on its consolidated financial statements.

In February 2015, the FASB issued Accounting Standards Update 2015-02 ("ASU 2015-02"), "Amendments to the Consolidation Analysis.” ASU 2015-02 changes the analysis a reporting entity must perform to determine whether it should consolidate certain types of legal entities. ASU 2015-02 modifies whether limited partnerships and similar entities are variable interest entities ("VIEs") or voting interest entities and eliminates the presumption a general partner should consolidate a limited partnership. ASU 2015-02 is effective for interim and annual periods beginning after December 15, 2015, with early adoption permitted. The Company plans to adopt ASU 2015-02 as of January 1, 2016 and does not expect it to have a material impact on its consolidated financial statements.

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

Project costs directly associated with the development and construction of an owned real estate project, which include interest, property taxes, and amortization of deferred finance costs, are capitalized as construction in progress.  Upon completion of the project, costs are transferred into the applicable asset category and depreciation commences.  Interest totaling approximately $9.6 million, $8.8 million and $10.0 million was capitalized during the years ended December 31, 2015, 2014 and 2013, respectively.

Management assesses whether there has been an impairment in the value of the Company’s investments in real estate whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Impairment is recognized when estimated expected future undiscounted cash flows are less than the carrying value of the property, or when a property meets the criteria to be classified as held for sale, at which time an impairment charge is recognized for any excess of the carrying value of the property over the expected net proceeds from the disposal.  The estimation of expected future net cash flows is inherently uncertain and relies on assumptions regarding current and future economics and market conditions.  If such conditions change, then an adjustment to the carrying value of the Company’s long-lived assets could occur in the future period in which the conditions change.  To the extent that a property is impaired, the excess of the carrying amount of the property over its estimated fair value is charged to earnings. The Company believes that there were no impairments of the carrying values of its investments in real estate as of December 31, 2015.

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

Discontinued Operations

A discontinued operation represents (i) a component of an entity or group of components that has been disposed of or is classified as held for sale in a single transaction and represents a strategic shift that has or will have a major effect on an entity's operations and financial results; or (ii) an acquired business that is classified as held for sale on the date of acquisition. A strategic shift could include a disposal of (i) a separate major line of business; (ii) a separate major geographic area of operations; (iii) a major equity method investment; or (iv) other major parts of an entity. The Company classifies disposals of real estate that do not meet the definition of a discontinued operation within income from continuing operations in the accompanying consolidated statements of comprehensive income.

Owned On-Campus Properties

Under its ACE program, the Company, as lessee, has entered into ground/facility lease agreements with eleven university systems to finance, construct, and manage 23 student housing properties.  Five properties were under construction as of December 31, 2015 with four scheduled to open for occupancy in Fall 2016 and one in Fall 2017.  The terms of the leases, including extension options, range from 30 to 100 years, and the lessor has title to the land and generally any improvements placed thereon.  The Company’s involvement in construction requires the lessor’s post construction ownership of the improvements to be treated as a sale with a subsequent leaseback by the Company.  However, these sale-leaseback transactions do not qualify for sale-leaseback accounting because of the Company’s continuing involvement in the constructed assets.  As a result of the Company’s continuing involvement, these leases are accounted for by the deposit method, in which the assets subject to the ground/facility leases are reflected at historical cost, less amortization, and the financing obligations are reflected at the terms of the underlying financing.

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

The entities that own the on-campus participating properties are determined to be VIEs, with the Company being the primary beneficiary.  As such, the Company consolidates these properties for financial reporting purposes.

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

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Loans Receivable

Loans held for investment are intended to be held to maturity and, accordingly, are carried at cost, net of unamortized loan purchase discounts, and net of an allowance for loan losses when such loan is deemed to be impaired.  Loan purchase discounts are amortized over the term of the loan.  The Company considers a loan impaired when, based upon current information and events, it is probable that it will be unable to collect all amounts due for both principal and interest according to the contractual terms of the loan agreement.  Management’s estimate of the collectability of principal and interest payments under the company’s loans receivable from CaPFA Capital Corp. 2000F (“CaPFA”), which mature in December 2040 and carry a balance of approximately $57.2 million as of December 31, 2015, are highly dependent on the future operating performance of the properties securing the loans.  As future economic conditions and/or market conditions at the properties change, management will continue to evaluate the collectability of such amounts. The Company believes there were no impairments of the carrying value of its loans receivable as of December 31, 2015. Loans receivable are included in other assets on the accompanying consolidated balance sheets.
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

In connection with the property acquisitions discussed in Note 5 herein, the Company capitalized approximately $3.3 million, $0.9 million and $3.2 million for the years December 31, 2015, 2014 and 2013, respectively, related to management’s estimate of the fair value of in-place leases assumed.  Amortization expense was approximately $3.7 million, $2.4 million and $13.7 million for the years ended December 31, 2015, 2014 and 2013, respectively.  Accumulated amortization at December 31, 2015 and 2014 was approximately $30.1 million and $27.9 million, respectively.  The value of in-place leases, net of amortization, is included in other assets on the accompanying consolidated balance sheets and the amortization of in-place leases is included in depreciation and amortization expense in the accompanying consolidated statements of comprehensive income.  See Note 5 herein for an expanded discussion of the property acquisitions completed during 2015, 2014 and 2013.

For acquired properties subject to an in-place property tax incentive arrangement, a portion of the purchase price is allocated to the present value of expected future property tax savings over the projected incentive arrangement period. Unamortized in-place property tax incentive arrangements as of December 31, 2015 and 2014 were approximately $56.8 million and $36.7 million, respectively, and are included in other assets on the accompanying consolidated balance sheets. Amortization expense was approximately $2.8 million, $1.3 million and $0.6 million for the years ended December 31, 2015, 2014 and 2013, respectively.  Amortization of in-place property tax incentive arrangements is included in wholly-owned properties operating expense in the accompanying consolidated statements of comprehensive income. As of December 31, 2015, the remaining weighted average tax incentive arrangement period was 21.3 years.

Deferred Financing Costs

The Company defers financing costs and amortizes the costs over the terms of the related debt using the effective-interest method.  Upon repayment of or in conjunction with a material change in the terms of the underlying debt agreement, any unamortized costs are charged to earnings.  Deferred financing costs at December 31, 2015 and 2014 were approximately $43.6 million and $39.5 million, respectively, and accumulated amortization at December 31, 2015 and 2014 was approximately $21.2 million and $16.9 million, respectively.  Deferred financing costs, net of amortization, are included in other assets on the accompanying consolidated balance sheets.

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

Mortgage Debt - Premiums and Discounts

Mortgage debt premiums and discounts represent fair value adjustments to account for the difference between the stated rates and market rates of mortgage debt assumed in connection with the Company’s property acquisitions.  The mortgage debt premiums and discounts are amortized to interest expense over the term of the related mortgage loans using the effective-interest method.  The amortization of mortgage debt premiums and discounts resulted in a net decrease to interest expense of approximately $12.0 million, $12.9 million and $14.0 million for the years ended December 31, 2015, 2014 and 2013, respectively.  As of December 31, 2015 and 2014, net unamortized mortgage debt premiums were approximately $50.8 million and $60.6 million, respectively, and net unamortized mortgage debt discounts were approximately $0.2 million and $0.9 million, respectively.  Mortgage debt premiums and discounts are included in secured mortgage, construction and bond debt on the accompanying consolidated balance sheets and amortization of mortgage debt premiums and discounts is included in interest expense on the accompanying consolidated statements of comprehensive income.

Unsecured Notes - Original Issue Discount

The Company has completed three offerings of senior unsecured notes totaling $1.2 billion that are detailed in Note 11 herein. The total unamortized original issue discount was approximately $2.2 million and $1.7 million as of December 31, 2015 and 2014, respectively, and is included in unsecured notes on the accompanying consolidated balance sheets. Amortization of the original issue discounts of approximately $0.2 million, $0.1 million, and $0.1 million for the years ended December 31, 2015, 2014, and 2013, respectively, is included in interest expense on the accompanying consolidated statements of comprehensive income.

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

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The allowance for doubtful accounts is summarized as follows:

	Balance, Beginning of Period	Charged to Expense	Write-Offs		Balance, End of Period
Year ended December 31, 2013	$10,602	$9,871	$(4,547)		$15,926
Year ended December 31, 2014	$15,926	$10,894	$(7,109)		$19,711
Year ended December 31, 2015	$19,711	$10,115	$(12,772)	(1)	$17,054

(1) Write-offs include $4.0 million related to properties previously disposed of.

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

Third-Party Development Services Revenue and Costs

Development revenues are generally recognized based on a proportional performance method based on contract deliverables, while construction revenues are recognized using the percentage of completion method, as determined by construction costs incurred relative to total estimated construction costs.  Costs associated with such projects are deferred and recognized in relation to the revenues earned on executed contracts.  For projects where the Company’s fee is based on a fixed price, any cost overruns incurred during construction, as compared to the original budget, will reduce the net fee generated on those projects.  Incentive fees are recognized when the project is complete and performance has been agreed upon by all parties, or when performance has been verified by an independent third-party.  The Company also evaluates the collectability of third-party fee income and expense reimbursements generated through the provision of development and construction management services based upon the individual facts and circumstances, including the contractual right to receive such amounts in accordance with the terms of the various projects, and reserves any amounts that are deemed to be uncollectible.

Pre-development expenditures such as architectural fees, permits and deposits associated with the pursuit of third-party and owned development projects are expensed as incurred, until such time that management believes it is probable that the contract will be executed and/or construction will commence.  Because the Company frequently incurs these pre-development expenditures before a financing commitment and/or required permits and authorizations have been obtained, the Company bears the risk of loss of these pre-development expenditures if financing cannot ultimately be arranged on acceptable terms or the Company is unable to successfully obtain the required permits and authorizations.  As such, management evaluates the status of third-party and owned projects that have not yet commenced construction on a periodic basis and expenses any deferred costs related to projects whose current status indicates the commencement of construction is unlikely and/or the costs may not provide future value to the Company in the form of revenues.  Such write-offs are included in third-party development and management services expenses (in the case of third-party development projects) or general and administrative expenses (in the case of owned development projects) on the accompanying consolidated statements of comprehensive income.  As of December 31, 2015, the Company has deferred approximately $8.1 million in pre-development costs related to third-party and owned development projects that have not yet commenced construction.  Such costs are included in other assets on the accompanying consolidated balance sheets.

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

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Advertising Costs

Advertising costs are expensed during the period incurred, or as the advertising takes place, depending on the nature and term of the specific advertising arrangements.   Advertising expense approximated $11.8 million, $14.2 million and $18.0 million for the years ended December 31, 2015, 2014 and 2013, respectively.

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

Share-Based Compensation

Compensation expense associated with share-based awards is recognized in our consolidated statements of comprehensive income based on the grant-date fair values. Compensation expense is recognized over the period during which the employee is required to provide service in exchange for the award, which is generally the vesting period.  See Note 13 for an expanded discussion of the Company's share-based compensation awards.

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

3. Earnings Per Share

Earnings Per Share – Company

Basic earnings per share is computed using net income attributable to common shareholders and the weighted average number of shares of the Company’s common stock outstanding during the period.  Diluted earnings per share reflects common shares issuable

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

from the assumed conversion of American Campus Communities Operating Partnership Units ("OP Units") and common share awards granted.  Only those items having a dilutive impact on basic earnings per share are included in diluted earnings per share.

The following potentially dilutive securities were outstanding for the years ended December 31, 2015, 2014 and 2013, but were not included in the computation of diluted earnings per share because the effects of their inclusion would be anti-dilutive.

	Year Ended December 31,
	2015	2014	2013
Common OP Units (Note 9)	—	1,213,509	1,158,892
Preferred OP Units (Note 9)	109,775	111,279	113,721
Total potentially dilutive securities	109,775	1,324,788	1,272,613

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of the elements used in calculating basic and diluted earnings per share:

	Year Ended December 31,
	2015	2014	2013
Numerator - basic earnings per share:
Income from continuing operations	$118,061	$61,384	$47,436
Income from continuing operations attributable to noncontrolling interests	(2,070)	(1,231)	(1,843)
Income from continuing operations attributable to common shareholders	115,991	60,153	45,593
Amount allocated to participating securities	(1,086)	(1,076)	(927)
Income from continuing operations attributable to common shareholders, net of amount allocated to participating securities	114,905	59,077	44,666

Income from discontinued operations	—	2,720	59,755
Income from discontinued operations attributable to noncontrolling interests	—	(34)	(704)
Income from discontinued operations attributable to common shareholders	—	2,686	59,051
Net income attributable to common shareholders - basic	$114,905	$61,763	$103,717

Numerator - diluted earnings per share:
Net income attributable to common shareholders - basic	$114,905	$61,763	$103,717
Income allocated to Common OP Units	1,282	—	—
Net income attributable to common shareholders - diluted	$116,187	$61,763	$103,717

Denominator:
Basic weighted average common shares outstanding	111,987,361	105,032,155	104,760,502
Unvested Restricted Stock Awards (Note 13)	680,980	679,265	621,818
Common OP Units (Note 9)	1,363,881	—	—
Diluted weighted average common shares outstanding	114,032,222	105,711,420	105,382,320

Earnings per share – basic:
Income from continuing operations attributable to common shareholders, net of amount allocated to participating securities	$1.03	$0.56	$0.43
Income from discontinued operations attributable to common shareholders	$—	$0.03	$0.56
Net income attributable to common shareholders	$1.03	$0.59	$0.99
Earnings per share – diluted:
Income from continuing operations attributable to common shareholders, net of amount allocated to participating securities	$1.02	$0.56	$0.42
Income from discontinued operations attributable to common shareholders	$—	$0.02	$0.56
Net income attributable to common shareholders	$1.02	$0.58	$0.98

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

The following is a summary of the elements used in calculating basic and diluted earnings per unit:

	Year Ended December 31,
	2015	2014	2013
Numerator - basic and diluted earnings per unit:
Income from continuing operations	$118,061	$61,384	$47,436
Income from continuing operations attributable to noncontrolling interests - partially owned properties	(612)	(352)	(1,188)
Income from continuing operations attributable to Series A preferred units	(176)	(175)	(119)
Amount allocated to participating securities	(1,086)	(1,076)	(927)
Income from continuing operations attributable to common unitholders, net of amount allocated to participating securities	116,187	59,781	45,202

Income from discontinued operations	—	2,720	59,755
Income from discontinued operations attributable to Series A preferred units	—	(3)	(63)
Income from discontinued operations attributable to common unitholders	—	2,717	59,692
Net income attributable to common unitholders	$116,187	$62,498	$104,894

Denominator:
Basic weighted average common units outstanding	113,351,242	106,245,664	105,919,394
Unvested Restricted Stock Awards (Note 13)	680,980	679,265	621,818
Diluted weighted average common units outstanding	114,032,222	106,924,929	106,541,212

Earnings per unit – basic:
Income from continuing operations attributable to common unitholders, net of amount allocated to participating securities	$1.03	$0.56	$0.43
Income from discontinued operations attributable to common unitholders	$—	$0.03	$0.56
Net income attributable to common unitholders	$1.03	$0.59	$0.99
Earnings per unit – diluted:
Income from continuing operations attributable to common unitholders, net of amount allocated to participating securities	$1.02	$0.56	$0.42
Income from discontinued operations attributable to common unitholders	$—	$0.02	$0.56
Net income attributable to common unitholders	$1.02	$0.58	$0.98

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

	December 31,
	2015	2014
Deferred tax assets:
Fixed and intangible assets	$2,663	$3,283
Net operating loss carryforwards	7,887	6,552
Prepaid and deferred income	2,326	2,265
Bad debt reserves	725	687
Accrued expenses and other	4,578	3,770
Stock compensation	2,454	2,099
Total deferred tax assets	20,633	18,656
Valuation allowance for deferred tax assets	(20,431)	(18,415)
Deferred tax assets, net of valuation allowance	202	241

Deferred tax liability:
Deferred financing costs	202	241

Net deferred tax liabilities	$—	$—

Significant components of the Company’s income tax provision are as follows:

	Year Ended December 31,
	2015	2014	2013
Current:
Federal	$—	$—	$—
State	(1,242)	(1,308)	(1,020)
Deferred:
Federal	—	—	—
State	—	—	—
Total provision -- continuing operations	$(1,242)	$(1,308)	$(1,020)

TRS earnings subject to tax consisted of losses of approximately $3.3 million, $3.2 million and $4.4 million for the years ended December 31, 2015, 2014 and 2013, respectively.  The reconciliation of income tax attributable to continuing operations for the TRSs computed at the U.S. statutory rate to income tax provision is as follows:

	Year Ended December 31,
	2015	2014	2013
Tax benefit at U.S. statutory rates on TRS income subject to tax	$2,019	$1,928	$2,060
State income tax, net of federal income tax benefit	74	71	76
Effect of permanent differences and other	(77)	(72)	(76)
Increase in valuation allowance	(2,016)	(1,927)	(2,060)
TRS income tax provision	$—	$—	$—

At December 31, 2015, the TRSs had net operating loss carryforwards (“NOLs”) of approximately $25.1 million for income tax purposes that begin to expire in 2026.  These NOLs may be used to offset future taxable income generated by each of the respective TRSs.  Due to the various limitations to which the use of NOLs are subject, the Company has applied a valuation allowance to

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the NOLs given the likelihood that the NOLs will expire unused.  Of the NOLs, approximately $3.5 million may be credited directly to additional paid in capital should subsequent tax benefits be recognized.  The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states’ jurisdictions as required and, as of December 31, 2015, the 2014, 2013 and 2012 calendar tax years are subject to examination by the tax authorities.

The Company had no material unrecognized tax benefits for the years ended December 31, 2015, the 2014, and 2013, and as of December 31, 2015, the Company does not expect to record any material unrecognized tax benefits. Because no material unrecognized tax benefits have been recorded, no related interest or penalties have been calculated.

A schedule of per share distributions the Company paid and reported to its shareholders, which is unaudited, is set forth in the following table:

	Year Ended December 31,
Tax Treatment of Distributions:	2015	2014	2013
Ordinary income	$0.4658	$0.9016	$0.7990
Long-term capital gain (1)	0.5301	0.0107	0.5229
Return of capital	0.5841	0.5877	0.0956
Total per common share outstanding	$1.5800	$1.5000	$1.4175

(1) Unrecaptured Sec. 1250 gains of $0.5281, $0.0248 and $0.2189 were reported for the years ended December 31, 2015, the 2014, and 2013, respectively.

5. Property Acquisitions

During the year ended December 31, 2015, the Company acquired the following wholly-owned properties for approximately $378.3 million:

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

(2)
University Walk completed construction and opened for operations in August 2014 and was purchased by the Company in February 2015. This property was consolidated for financial reporting purposes prior to the acquisition date because the entity that owned this property was deemed to be a VIE and the Company was determined to be the primary beneficiary of the VIE.

(3)	As part of this transaction, the Company issued 343,895 Common OP Units to the seller, valued at $41.24 per unit.

(4)	As part of this transaction, the Company assumed approximately $57.8 million of fixed rate mortgage debt.

Since their respective acquisition dates, the acquired properties discussed above contributed a combined $25.1 million of revenues for the year ended December 31, 2015.  These properties had a combined net loss of $1.8 million for the year ended December 31, 2015, which includes $2.8 million of acquisition-related costs such as broker fees, due diligence costs and legal and accounting fees that are included in wholly-owned properties operating expense on the accompanying consolidated statements of comprehensive income.

During 2014, the Company acquired one property comprised of 610 beds located near the University of Georgia and a property containing a hotel near the University of Colorado campus. The existing hotel at the University of Colorado was demolished in the fourth quarter 2014 and a new 400-bed student housing facility is currently under construction and is scheduled to open for occupancy in August 2016. The total consideration for these two acquisitions was approximately $75.1 million.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the fair values of the assets acquired and liabilities assumed from the properties discussed above:

	2015		2014
Assets acquired:
Land	$26,766		$13,469
Buildings and improvements	317,627		54,163
Furniture, fixtures and equipment	16,871		3,637
Intangible assets	16,976		874
Other assets	3,117		2,922
Total assets acquired	$381,357		$75,065

Liabilities assumed:
Mortgage debt	$(72,365)	(1)	$—
Other liabilities	(3,457)		—
Total liabilities assumed	$(75,822)		$—
Net assets acquired	$305,535		$75,065

(1)	Balance includes $3.0 million in premiums recorded to reflect mortgage debt at acquisition date fair value.

The difference between the contracted purchase price of $378.3 million reflected above and the net assets acquired of $305.5 million represents mortgage debt, other assets and liabilities that were not part of the contractual purchase price, but were acquired in the transactions. Consideration paid consisted of $291.4 million in cash paid at closing and stock valued at $14.2 million.

During 2013, the Company acquired six properties and an additional phase at an existing property comprised of 3,725 beds located in various markets throughout the country for approximately $322.2 million.

The acquired property’s results of operations have been included in the accompanying consolidated statements of comprehensive income since the respective acquisition closing dates, with the exception of University Walk which was consolidated prior to its acquisition date.  The following pro forma information for the years ended December 31, 2015, 2014 and 2013 presents consolidated financial information for the Company as if the property acquisitions discussed above had occurred at the beginning of the earliest period presented.  The unaudited pro forma information is provided for informational purposes only and is not indicative of results that would have occurred or which may occur in the future:

	Year Ended December 31,
	2015	2014	2013
Total revenues	$765,377	$763,073	$695,460
Net income attributable to common shareholders	$122,530	$68,904	$110,861

6. Property Dispositions and Discontinued Operations

Dispositions Subject to New Guidance for Discontinued Operations

Due to a change in accounting guidance adopted in 2014, the following property dispositions along with future disposals of individual operating properties or portfolios that do not represent a strategic shift in the Company’s operations will no longer qualify as discontinued operations and will be classified within income from continuing operations on the accompanying consolidated statements of comprehensive income for all periods presented.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following two wholly-owned properties are classified as held for sale on the accompanying consolidated balance sheet as of December 31, 2015:

Property	Location	Primary University Served	Units	Beds
The Edge - Orlando	Orlando, FL	University of Central Florida	306	930
University Village - Sacramento	Sacramento, CA	California State Univ. - Sacramento	250	394

As the properties sales price exceeded their net book value, no impairment was required to be recorded with respect to these dispositions.

During the year ended December 31, 2015, the Company sold the following wholly-owned properties for approximately $436.7 million, resulting in proceeds of approximately $427.1 million. The combined net gain on these dispositions of approximately $52.7 million is included in income from continuing operations on the accompanying consolidated statements of comprehensive income for the year ended December 31, 2015.

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

In 2014, the Company sold one building containing 20 beds, a 480-bed wholly-owned property and two land parcels for a combined sales price of approximately $9.9 million, resulting in net proceeds of approximately $8.8 million. Prior to the sale of the wholly-owned property, the Company recorded the property at the lower of cost or fair value less estimated selling costs, resulting in an impairment charge of approximately $2.4 million. The properties' operations along with the impairment charge and resulting loss on disposition of approximately $0.4 million are included within income from continuing operations on the accompanying consolidated statements of comprehensive income for the year ended December 31, 2014.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dispositions Not Subject to New Guidance for Discontinued Operations

As discussed above, the operations for any properties sold during 2013 along with any properties sold in 2014 that were classified as held for sale as of December 31, 2013 are not subject to the new accounting guidance for discontinued operations and have been presented in discontinued operations in the accompanying consolidated statements of comprehensive income.

In 2014, the Company sold one property containing 484 beds for a sales price of approximately $17.3 million, including the assumption of an existing $15.6 million mortgage loan by the purchaser, resulting in net proceeds of approximately $1.3 million. The resulting gain on disposition of approximately $2.8 million is included in discontinued operations on the accompanying consolidated statements of comprehensive income for the year ended December 31, 2014.

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

The properties discussed above are included in the wholly-owned properties segment (see Note 18).  The following is a summary of (loss) income attributable to discontinued operations for the periods presented:

	2014	2013
Total revenues	$279	$16,191
Total operating expenses	(239)	(7,220)
Depreciation and amortization	—	(2,487)
Operating income	40	6,484
Total nonoperating expenses	(163)	(1,660)
Net (loss) income	$(123)	$4,824

7. Investments in Wholly-Owned Properties

Wholly-owned properties consisted of the following:

	December 31,
	2015	2014
Land (1) (2)	$597,894	$571,242
Buildings and improvements	5,235,033	4,937,345
Furniture, fixtures and equipment	311,696	289,168
Construction in progress (2)	154,988	185,414
	6,299,611	5,983,169
Less accumulated depreciation	(777,340)	(674,462)
Wholly-owned properties, net (3)	$5,522,271	$5,308,707

(1)
The land balance above includes undeveloped land parcels with book values of approximately $66.2 million and $40.6 million as of December 31, 2015 and 2014, respectively. It also includes land totaling approximately $33.0 million and $30.2 million as of December 31, 2015 and 2014, respectively, related to properties under development.

(2)
Land and construction in progress as of December 31, 2015 includes $1.9 million and $12.6 million, respectively, related to The Court at Stadium Centre property located in Tallahassee, Florida that will serve students attending Florida State University. In conjunction with the purchase of Stadium Centre in July 2015, the Company entered into a pre-sale agreement to purchase this adjacent property which is anticipated to be completed in May 2016. The Company is obligated to purchase the property as long as certain construction completion deadlines and other closing conditions are met. The Company is responsible for leasing, management, and initial operations of the project while the third-party developer is responsible for the development of the property. The entity that owns The Court at Stadium Centre is deemed to be a VIE, and the Company is determined to be the primary beneficiary of the VIE. As such, the assets and liabilities of the entity owning the property are included in the Company's and the Operating Partnership's consolidated financial statements.

(3)
The balance above excludes the net book value of two wholly-owned properties classified as held for sale in the accompanying consolidated balance sheet as of December 31, 2015 and seven wholly-owned properties classified as held for sale in the accompanying consolidated balance sheet as of December 31, 2014 (see Note 6). The properties classified as held for sale at December 31, 2014 were sold in January 2015.

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

On-campus participating properties are as follows:

			Historical Cost – December 31,
Lessor/University	Lease Commencement	Required Debt Repayment	2015	2014
Texas A&M University System / Prairie View A&M University (1)	2/1/1996	9/1/2023	$44,147	$43,036
Texas A&M University System / Texas A&M International	2/1/1996	9/1/2023	7,064	6,937
Texas A&M University System / Prairie View A&M University (2)	10/1/1999	8/31/2025	27,717	26,828
		8/31/2028
University of Houston System / University of Houston (3)	9/27/2000	8/31/2035	37,381	36,606
West Virginia University / West Virginia University (4)	7/16/2013	7/16/2045	43,676	43,636
			159,985	157,043
Less accumulated amortization			(69,856)	(62,915)
On-campus participating properties, net			$90,129	$94,128

(1)	Consists of three phases placed in service between 1996 and 1998.

(2)	Consists of two phases placed in service in 2000 and 2003.

(3)	Consists of two phases placed in service in 2001 and 2005.

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

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Noncontrolling Interests

Operating Partnership

Partially-owned properties: As of December 31, 2015, the Operating Partnership consolidates three joint ventures that own and operate the University Village at Sweet Home, University Centre and Villas at Chestnut Ridge owned-off campus properties.  The portion of net assets attributable to the third-party partners in these joint ventures is classified as “noncontrolling interests - partially owned properties” within capital on the accompanying consolidated balance sheets of the Operating Partnership.  Accordingly, the third-party partners’ share of the income or loss of the joint ventures is reported on the consolidated statements of comprehensive income of the Operating Partnership as “net income attributable to noncontrolling interests – partially owned properties.”

As discussed in more detail in Note 7, in July 2015, the Company entered into a purchase agreement with a private developer whereby the Company is obligated to purchase a property (The Court at Stadium Centre) as long as the developer meets certain construction completion deadlines and other conditions. The $7.3 million equity contribution from the developer is reflected as noncontrolling interest - partially owned properties within capital on the accompanying consolidated balance sheets of the Operating Partnership as of December 31, 2015.

In February 2015, the Company completed the purchase of University Walk, a property previously subject to a purchase and contribution agreement with a third-party developer whereby the Company was obligated to purchase the property if the developer met certain construction completion deadlines and other closing conditions.  At the time of purchase, the Company paid $1.1 million in cash consideration for the third-party developer’s $1.5 million noncontrolling interest in the property. The difference of $0.4 million, which represented the excess of the carrying amount of the noncontrolling interest over the consideration paid, is reflected as an adjustment to additional paid in capital in the accompanying consolidated statements of changes in capital.

OP Units:  For the portion of OP Units that the Operating Partnership is required, either by contract or securities law, to deliver registered common shares of ACC to the exchanging OP unit holder, or for which the Operating Partnership has the intent or history of exchanging such units for cash, we classify the units as “redeemable limited partners” in the mezzanine section of the consolidated balance sheets of the Operating Partnership.  The units classified as such include Series A preferred units as well as common units that are not held by ACC or ACC Holdings.  The value of redeemable limited partners on the consolidated balance sheets of the Operating Partnership is reported at the greater of fair value, which is based on the closing market value of the Company's common stock, or historical cost at the end of each reporting period.  Changes in the value from period to period are charged to limited partners' capital on the consolidated statement of changes in capital of the Operating Partnership.

Below is a table summarizing the activity of redeemable limited partners for the years ended December 31, 2015 and 2014:

Balance, December 31, 2013	$47,964
Net income	913
Distributions	(1,998)
Conversion of redeemable limited partner units into shares of ACC common stock	(607)
Adjustments to reflect redeemable limited partner units at fair value	8,200
Balance, December 31, 2014	$54,472
Net income	1,458
Distributions	(2,329)
Redeemable limited partner units issued as consideration (see Note 5)	14,182
Conversion of redeemable limited partner units into shares of ACC common stock	(3,000)
Redemption of redeemable limited partner units for cash	(810)
Adjustments to reflect redeemable limited partner units at fair value	(4,462)
Balance, December 31, 2015	$59,511

During the year ended December 31, 2015, 118,474 Common OP Units and 1,000 Series A preferred units were converted into an equal number of shares of ACC’s common stock and during the year ended December 31, 2014, 50,000 Common OP Units and 2,269 Series A preferred units were converted into an equal number of shares of ACC’s common stock.  As of both December 31, 2015 and 2014, approximately 1.2% of the equity interests of the Operating Partnership was held by owners of common OP Units and Series A preferred units not held by ACC or ACC Holdings.

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

10. Investments in Unconsolidated Joint Ventures

As of December 31, 2015, the Company owned a noncontrolling interest in one unconsolidated joint venture that is accounted for utilizing the equity method of accounting. The Company discontinued applying the equity method in regards to its investment in this joint venture as a result of the Company’s share of losses exceeding its investment in the joint venture. Because the Company had not guaranteed any obligations of the investee and was not otherwise committed to provide further financial support to the investee, it therefore suspended recording its share of losses once the investment was reduced to zero. The Company also earns a fee for providing management services to this joint venture, which totaled approximately $1.9 million, $1.3 million, and $1.6 million for the years ended December 31, 2015, 2014 and 2013, respectively.

11. Debt

A summary of the Company’s outstanding consolidated indebtedness, including unamortized debt premiums and discounts, is as follows:

	December 31,
	2015	2014
Debt secured by wholly-owned properties:
Mortgage loans payable:
Unpaid principal balance	$934,769	$1,094,306
Unamortized debt premiums	50,763	60,586
Unamortized debt discounts	(166)	(895)
	985,366	1,153,997
Construction loans payable (1)	5,559	63,637
	990,925	1,217,634
Debt secured by on-campus participating properties:
Mortgage loans payable (2)	73,465	30,553
Bonds payable	36,935	39,785
Construction loan payable (2)	—	43,942
	110,400	114,280
Total secured mortgage, construction and bond debt	1,101,325	1,331,914
Unsecured notes, net of unamortized original issue discount	1,197,755	798,305
Unsecured revolving credit facility	68,900	242,500
Unsecured term loans	600,000	600,000
Total debt	$2,967,980	$2,972,719

(1)
Construction loans payable as of December 31, 2015 consist of $5.6 million related to a construction loan partially financing the development and construction of The Court at Stadium Centre, a VIE the Company is including in its consolidated financial statements (see Note 7). The creditor of this construction loan does not have recourse to the assets of the Company. Construction loans payable as of December 31, 2014 includes a construction loan for two ACE properties, the Suites and Hilltop Townhomes, that was paid off in 2015, in addition to $19.0 million related to a construction loan that partially financed the development and construction of University Walk, a VIE the Company included in its consolidated financial statements prior to acquisition (see Note 5).

(2)
A construction loan securing the on-campus participating property located at West Virginia University was classified as a construction loan as of December 31, 2014 and is now reflected as a mortgage loan as of December 31, 2015, as the loan now requires principal and interest payments beginning in August 2015.

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
Mortgage and construction loans payable, excluding debt premiums and discounts, consisted of the following as of December 31, 2015:

			December 31, 2015
	Principal Outstanding		Weighted	Weighted	Number of
	December 31,		Average	Average	Properties
	2015	2014	Interest Rate	Years to Maturity	Encumbered
Fixed Rate:
Mortgage loans payable (1)	$1,008,234	$1,124,859	5.10%	5.2 years	41
Construction loan payable	5,559	43,942	4.61%	8.7 years	1
Variable Rate:
Construction loans payable	—	63,637	—%	0.0 years	—
Total	$1,013,793	$1,232,438	5.09%	5.3 years	42

(1)
Fixed rate mortgage loans payable mature at various dates from May 2016 through July 2045 and carry interest rates ranging from 3.05% to 7.15%. A construction loan securing the on-campus participating property located at West Virginia University was classified as a construction loan as of December 31, 2014 and is now reflected as a mortgage loan as of December 31, 2015, as the loan now requires principal and interest payments beginning in August 2015. Interest rate is fixed for the first five years and variable for the remaining term of the loan.

During the twelve months ended December 31, 2015, the following transactions occurred:

	Mortgage Loans Payable (1)	Construction Loans Payable
Balance, December 31, 2014	$1,184,550	$107,579
Additions:
Assumption of mortgage loans payable (2)	69,421	—
Mark-to-market premium/(discount) recorded upon debt assumption	2,942	—
Mortgage loan formerly classified as construction loan (3)	44,200	(44,200)
Draws under advancing construction notes payable (3)	—	258
Draws under advancing construction notes payable (non-cash) VIEs (4)	—	5,559
Deductions:
Payoff of maturing mortgage notes payable (5)	(218,724)	—
Payoff of construction notes payable (6)	—	(44,637)
Payoff of construction loans payable (non-cash) VIEs (7)	—	(19,000)
Scheduled repayments of principal	(11,522)	—
Amortization of debt premiums and discounts	(12,036)	—
Balance, December 31, 2015	$1,058,831	$5,559

(1)	Balance includes unamortized debt premiums and discounts.

(2)	Represents debt assumed with the acquisitions of the following properties: Park Point Syracuse and Stadium Centre.

(3)
Represents construction loan used to finance the development and construction of on-campus participating property located in Morgantown, West Virginia. This loan was classified as a construction loan as of December 31, 2014, and is now reflected as a mortgage loan as of December 31, 2015.

(4)
Represents draws from one construction loan used to partially finance the development and construction of The Court at Stadium Centre, a VIE the Company is including in its consolidated financial statements.

(5)
The Company paid off fixed rate mortgage debt secured by the following wholly-owned properties: Chapel View, University Meadows, Lakeside, Campus Edge, Newtown Crossing, Olde Towne, Peninsular Place, The Estates, Southview, Stonegate, Tower at Third, University Pointe, University Village Sacramento, and Jacob Heights I.

(6)	The company paid off variable rate construction debt secured by the following wholly-owned properties: The Suites and Hilltop Townhomes.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(7)
Represents payoff of the construction loan used to finance the development of University Walk. The seller/developer paid off this construction loan with proceeds from the Company's purchase of the property in February 2015.

Bonds Payable

Three of the on-campus participating properties are 100% financed with outstanding project-based taxable bonds.  Under the terms of these financings, one of the Company’s special purpose subsidiaries publicly issued three series of taxable bonds and loaned the proceeds to three special purpose subsidiaries that each hold a separate leasehold interest.  The bonds encumbering the leasehold interests are non-recourse, subject to customary exceptions.  Although a default in payment by these special purpose subsidiaries could result in a default under one or more series of bonds, indebtedness of any of these special purpose subsidiaries is not cross-defaulted or cross-collateralized with indebtedness of the Company, the Operating Partnership or other special purpose subsidiaries.  Repayment of principal and interest on these bonds is insured by MBIA, Inc.  Interest and principal are paid semi-annually and annually, respectively, through maturity.  Covenants include, among other items, budgeted and actual debt service coverage ratios.  Bonds payable at December 31, 2015 consisted of the following:

			Principal	Weighted		Required
Series	Mortgaged Facilities Subject to Leases	Original	December 31, 2015	Average Rate	Maturity Date	Monthly Debt Service
1999	University Village-PVAMU/TAMIU	$39,270	$21,020	7.75%	September 2023	$302
2001	University College–PVAMU	20,995	12,970	7.59%	August 2025	158
2003	University College–PVAMU	4,325	2,945	6.11%	August 2028	28
	Total/weighted average rate	$64,590	$36,935	7.56%		$488

Unsecured Notes

The Company has issued the following senior unsecured notes:

Date Issued	Amount	% of Par Value	Coupon	Yield	Original Issue Discount	Term
September 2015(1)	$400,000	99.811	3.350%	3.391%	$756	5
June 2014	400,000	99.861	4.125%	4.142%	556	10
April 2013	400,000	99.659	3.750%	3.791%	1,364	10
	$1,200,000				$2,676

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

The notes are fully and unconditionally guaranteed by the Company.  Interest on the notes is payable semi-annually. The terms of the unsecured notes include certain financial covenants that require the Operating Partnership to limit the amount of total debt and secured debt as a percentage of total asset value, as defined.  In addition, the Operating Partnership must maintain a minimum ratio of unencumbered asset value to unsecured debt, as well as a minimum interest coverage level. As of December 31, 2015, the Company was in compliance with all such covenants.

Unsecured Credit Facility

The Company has an aggregate unsecured credit facility totaling $1.1 billion which is comprised of two unsecured term loans totaling $600 million and a $500 million unsecured revolving credit facility, which may be expanded by up to an additional $500 million upon the satisfaction of certain conditions. The maturity date of the unsecured revolving credit facility is March 1, 2018 and can be extended for an additional 12 months to March 1, 2019, subject to the satisfaction of certain conditions. The maturity date of the $350 million term loan facility ("Term Loan I Facility") is January 10, 2017 and can be extended to January 10, 2019 through the exercise of two 12-month extension options, subject to the satisfaction of certain conditions. The maturity date of the $250 million term loan ("Term Loan II Facility") is March 1, 2019.

Each loan bears interest at a variable rate, at the Company’s option, based upon a base rate or one-, two-, three- or six-month LIBOR, plus, in each case, a spread based upon the Company’s investment grade rating from either Moody’s Investor Services, Inc. or Standard & Poor’s Rating Group. As of December 31, 2015, the Term Loan II Facility bore interest at a variable rate of

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.73% per annum (0.23% + 1.50% spread). The Company has entered into multiple interest rate swap contracts with notional amounts totaling $350 million that effectively fix the interest rate to a weighted average annual rate of 0.89% on the outstanding balance of the Term Loan I Facility. Including the current spread of 1.50%, the all-in weighted average annual rate on the Term Loan I Facility was 2.39% at December 31, 2015. Refer to Note 14 for more information on the interest rate swap contracts mentioned above. Availability under the revolving credit facility is limited to an “aggregate borrowing base amount” equal to 60% of the value of the Company’s unencumbered properties, calculated as set forth in the unsecured credit facility.  Additionally, the Company is required to pay a facility fee of 0.25% per annum on the $500 million revolving credit facility.  As of December 31, 2015, the revolving credit facility bore interest at a weighted average annual rate of 1.95% (0.40% + 1.30% spread + 0.25% facility fee), and availability under the revolving credit facility totaled $431.1 million as of December 31, 2015.

The terms of the unsecured credit facility include certain restrictions and covenants, which limit, among other items, the incurrence of additional indebtedness, liens, and the disposition of assets.  The facility contains customary affirmative and negative covenants and also contains financial covenants that, among other things, require the Company to maintain certain minimum ratios of “EBITDA” (earnings before interest, taxes, depreciation and amortization) to fixed charges and total indebtedness.  The Company may not pay distributions that exceed a specified percentage of funds from operations, as adjusted, for any four consecutive quarters.  The financial covenants also include consolidated net worth and leverage ratio tests.  As of December 31, 2015, the Company was in compliance with all such covenants.

Debt Maturities

The following table summarizes the stated debt maturities and scheduled amortization payments, excluding debt premiums and discounts, for each of the five years subsequent to December 31, 2015 and thereafter:

2016	$169,152
2017	482,987
2018	245,273
2019	265,916
2020	470,561
Thereafter	1,285,739	(1)
	$2,919,628

(1)
Includes $5.6 million related to a construction loan partially financing the development and construction of The Court at Stadium Centre, a VIE the Company is including in its consolidated financial statements.

Payment of principal and interest were current at December 31, 2015.  Certain of the mortgage notes and bonds payable are subject to prepayment penalties.

12. Stockholders’ Equity / Partners’ Capital

Stockholders’ Equity – Company

In June 2015, the Company established an at-the-market share offering program (the “ATM Equity Program”) through which the Company may issue and sell, from time to time, shares of common stock having an aggregate offering price of up to $500 million.  The shares that may be sold under this program include shares of common stock of the Company with an aggregate offering price of approximately $194 million that were not sold under the company's prior ATM program that expired in May 2015.
Actual sales under the program will depend on a variety of factors, including, but not limited to, market conditions, the trading price of the Company’s common stock and determinations of the appropriate sources of funding for the Company.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents activity under the Company’s current and prior ATM Equity Programs:

	Years Ended December 31,
	2015	2014
Total net proceeds	$213,416	$87,977
Commissions paid to sales agents	$3,250	$1,340
Weighted average price per share	$43.92	$40.48
Shares of common stock sold	4,933,665	2,206,240

As of December 31, 2015, the Company had approximately $500 million available for issuance under its ATM Equity Program.

In 2015, the Company established a Non-Qualified Deferred Compensation Plan (“Deferred Compensation Plan”) maintained for the benefit of select employees and members of the Company’s Board of Directors, in which vested share awards (see Note 13), salary and other cash amounts earned may be deposited. Deferred Compensation Plan assets are held in a rabbi trust, which is subject to the claims of the Company’s creditors in the event of bankruptcy or insolvency. The value of the vested share awards held in the Deferred Compensation Plan is classified within stockholders’ equity in a manner similar to the manner in which treasury stock is accounted. Subsequent changes in the fair value of the shares are not recognized. During the year ended December 31, 2015, 10,155 vested Restricted Stock Units (“RSUs”) with a value of $0.4 million were deposited into the Deferred Compensation Plan.
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

13. Incentive Award Plan

In May 2010, the Company’s stockholders approved the American Campus Communities, Inc. 2010 Incentive Award Plan (the “Plan”).  The Plan provides for the grant of various stock-based incentive awards to selected employees and directors of the Company and the Company’s affiliates.  The types of awards that may be granted under the Plan include incentive stock options, nonqualified stock options, restricted stock awards (“RSAs”), RSUs, profits interest units (“PIUs”) and other stock-based awards.  The Company has reserved a total of 1.7 million shares of the Company’s common stock for issuance pursuant to the Plan, subject to certain adjustments for changes in the Company’s capital structure, as defined in the Plan.  As of December 31, 2015, 975,324 shares were available for issuance under the Plan.

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

Upon reelection to the Board of Directors in May 2015, all members of the Company’s Board of Directors were granted RSUs in accordance with the Plan.  These RSUs were valued at $95,000 for the Chairman of the Board of Directors and at $71,500 for all other members.  Additionally, effective July 1, 2015, the Board of Directors' compensation program was revised to reflect an increase in RSUs of $55,000 for the Chairman of the Board of Directors and $33,500 for all other members. The number of RSUs was determined based on the fair market value of the Company’s stock on the date of grant, as defined in the Plan.  All awards vested and settled immediately on the date of grant, and the Company delivered shares of common stock and cash, as determined by the Compensation Committee of the Board of Directors.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the Company’s RSUs under the Plan for the years ended December 31, 2015 and 2014 is presented below:

	Number of RSUs	Weighted-Average Grant Date Fair Value Per RSU
Outstanding at December 31, 2013	—	$—
Granted	15,457	38.54
Settled in common shares	(9,027)	38.54
Settled in cash	(6,430)	38.54
Outstanding at December 31, 2014	—	$—
Granted	22,320	39.65
Settled in common shares	(16,491)	39.77
Settled in cash	(5,829)	39.34
Outstanding at December 31, 2015	—	$—

The Company recognized expense of approximately $0.9 million, $0.6 million and $0.5 million for the years ended December 31, 2015, 2014 and 2013, respectively, reflecting the fair value of the RSUs issued on the date of grant.  The weighted-average grant-date fair value for each RSU granted during the year ended December 31, 2013 was $44.09.

Restricted Stock Awards

The Company awards RSAs to its executive officers and certain employees that generally vest in equal annual installments over a five year period.  Unvested awards are forfeited upon the termination of an individual’s employment with the Company under specified circumstances.  Recipients of RSAs receive dividends, as declared by the Company’s Board of Directors, on unvested shares, provided that the recipient continues to be employed by the Company.  A summary of the Company’s RSAs under the Plan for the years ended December 31, 2015 and 2014 is presented below:

	Number of RSAs	Weighted-Average Grant Date Fair Value Per RSA
Nonvested balance at December 31, 2013	602,191	$38.84
Granted	292,526	34.52
Vested	(124,883)	34.00
Forfeited (1)	(160,320)	36.75
Nonvested balance at December 31, 2014	609,514	$38.31
Granted	286,178	44.23
Vested	(116,166)	36.50
Forfeited (1)	(123,601)	38.78
Nonvested balance at December 31, 2015	655,925	$41.12
(1) Includes shares withheld to satisfy tax obligations upon vesting.

The fair value of RSAs is calculated based on the closing market value of the Company’s common stock on the date of grant.  The fair value of these awards is amortized to expense over the vesting periods, which amounted to approximately $7.5 million, $6.8 million and $6.4 million for the years ended December 31, 2015, 2014 and 2013, respectively.  The weighted-average grant date fair value for each RSA granted and forfeited during the year ended December 31, 2013 was $47.64 and $32.15, respectively.

The total fair value of RSAs vested during the year ended December 31, 2015, was approximately $7.7 million.  Additionally, as of December 31, 2015, the Company had approximately $20.3 million of total unrecognized compensation cost related to these RSAs, which is expected to be recognized over a remaining weighted-average period of 3.0 years.

Per the provisions of the Plan, an employee becomes retirement eligible when (i) the sum of an employee’s full years of service (a minimum of 120 contiguous full months) and the employee’s age on the date of termination (a minimum of 50 years of age) equals or exceeds 70 years (hereinafter referred to as the “Rule of 70”); (ii) the employee gives at least six months prior written notice to the Company of his or her intention to retire; and (iii) the employee enters into a noncompetition agreement and a general

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

release of all claims in a form that is reasonably satisfactory to the Company.  As of December 31, 2015, five employees have met the Rule of 70 and a total of 165,783 unvested RSAs are held by such employees.  Once the other two conditions of retirement eligibility are met, the shares held by these employees will be subject to accelerated vesting.

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

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements.  To accomplish this objective, the Company primarily uses interest rate swaps and forward starting swaps as part of its interest rate risk management strategy.  Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.  Forward starting swaps are used to protect the Company against adverse fluctuations in interest rates by reducing its exposure to variability in cash flows relating to interest payments on a forecasted issuance of debt. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in other comprehensive income (outside of earnings) and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. Ineffectiveness resulting from the derivative instruments summarized below was immaterial for the years ended December 31, 2015, 2014 and 2013.

The following table summarizes the Company’s outstanding interest rate swap contracts as of December 31, 2015:

Hedged Debt Instrument	Effective Date	Maturity Date	Pay Fixed Rate	Receive Floating Rate Index	Current Notional Amount	Fair Value
Cullen Oaks mortgage loan	Feb 18, 2014	Feb 15, 2021	2.2750%	LIBOR – 1 month	$14,718	$(514)
Cullen Oaks mortgage loan	Feb 18, 2014	Feb 15, 2021	2.2750%	LIBOR – 1 month	14,869	(519)
Term Loan I Facility	Feb 2, 2012	Jan 2, 2017	0.8695%	LIBOR – 1 month	125,000	(233)
Term Loan I Facility	Feb 2, 2012	Jan 2, 2017	0.8800%	LIBOR – 1 month	100,000	(197)
Term Loan I Facility	Feb 2, 2012	Jan 2, 2017	0.8875%	LIBOR – 1 month	62,500	(128)
Term Loan I Facility	Feb 2, 2012	Jan 2, 2017	0.8890%	LIBOR – 1 month	62,500	(129)
Park Point mortgage loan	Nov 1, 2013	Oct 5, 2018	1.5450%	LIBOR – 1 month	70,000	(734)
				Total	$449,587	$(2,454)

In March 2014, the Company entered into two forward starting interest rate swap contracts with notional amounts totaling $200 million designated to hedge the Company's exposure to increasing interest rates related to interest payments on an anticipated issuance of unsecured notes. As discussed in Note 11, in connection with the issuance of unsecured notes in June 2014, the Company terminated both swap contracts resulting in payments to both counterparties totaling approximately $4.1 million, which were recorded in accumulated other comprehensive loss and will be amortized to interest expense over the term of the unsecured notes. When including the effect of these interest rate swap terminations, the effective yield on the unsecured notes is 4.269%. During the years ended December 31, 2015 and 2014, $0.4 million and $0.2 million was amortized from accumulated other comprehensive loss to interest expense. As of December 31, 2015 and 2014 approximately $3.5 million and $3.9 million of the $4.1 million payment remained to be amortized.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of December 31, 2015 and 2014:

	Liability Derivatives
		Fair Value as of
Description	Balance Sheet Location	December 31, 2015	December 31, 2014

Interest rate swap contracts	Other liabilities	$2,454	$2,306
Total derivatives designated as hedging instruments		$2,454	$2,306

15. Fair Value Disclosures

The following table presents information about the Company’s financial instruments measured at fair value on a recurring basis as of December 31, 2015 and 2014, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.  In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities the Company has the ability to access.  Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.  Level 2 inputs include quoted prices for similar assets and liabilities in active markets and inputs other than quoted prices observable for the asset or liability, such as interest rates and yield curves observable at commonly quoted intervals.  Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

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

Disclosures concerning financial instruments measured at fair value are as follows:

	Fair Value Measurements as of
	December 31, 2015				December 31, 2014
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities:
Derivative financial instruments	$—	$2,454	$—	$2,454	$—	$2,306	$—	$2,306
Mezzanine:
Redeemable noncontrolling interests (Company)/Redeemable limited partners (Operating Partnership)	$—	$59,511	$—	$59,511	$—	$54,472	$—	$54,472

The Company uses derivative financial instruments, specifically interest rate swaps and forward starting swaps, for nontrading purposes.  The Company uses interest rate swaps to manage interest rate risk arising from previously unhedged interest payments associated with variable rate debt and forward starting swaps to reduce exposure to variability in cash flows relating to interest payments on forecasted issuances of debt.  Through December 31, 2015, derivative financial instruments were designated and qualified as cash flow hedges.  Derivative contracts with positive net fair values inclusive of net accrued interest receipts or payments are recorded in other assets.  Derivative contracts with negative net fair values, inclusive of net accrued interest payments or receipts, are recorded in other liabilities.  The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative.  This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves.  The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts).  The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.

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

Although the Company has determined the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparty.  However, as of December 31, 2015 and 2014, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivative financial instruments.  As a result, the Company has determined each of its derivative valuations in its entirety is classified in Level 2 of the fair value hierarchy.

Redeemable noncontrolling interests in the Company (redeemable limited partners in the Operating Partnership) have a redemption feature and are marked to their redemption value.  The redemption value is based on the fair value of the Company’s common stock at the redemption date, and therefore is calculated based on the fair value of the Company’s common stock at the balance sheet date.  Since the valuation is based on observable inputs such as quoted prices for similar instruments in active markets, these instruments are classified in Level 2 of the fair value hierarchy.

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

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below contains the estimated fair value and related carrying amounts for the Company’s financial instruments as of December 31, 2015 and 2014:

	December 31, 2015		December 31, 2014
	Estimated Fair Value	Carrying Amount	Estimated Fair Value	Carrying Amount
Assets:
Loans receivable	$48,030	$57,175	$47,092	$54,260
Liabilities:
Unsecured notes	$1,191,520	$1,197,755	$802,943	$798,305
Mortgage loans	$1,000,226	$1,058,831	$1,182,501	$1,184,550
Bonds payable	$41,288	$36,935	$45,176	$39,785

16. Lease Commitments

The Company as lessee has entered into ground/facility lease agreements with university systems and other third parties for the purpose of financing, constructing and operating student housing properties.  Under the terms of the ground/facility leases, the lessor typically receives annual minimum rent during the earlier years and variable rent based upon the operating performance of the property during the latter years.  The Company records rent under the straight-line method over the term of the lease and any difference between the straight-line rent amount and amount payable under the lease terms is recorded as prepaid or deferred rent.  As of December 31, 2015 and 2014, prepaid ground rent totaled approximately $5.9 million and $1.8 million, respectively, and is included in other assets on the accompanying consolidated balance sheets. Straight-lined rental amounts are capitalized during the construction period and expensed upon the commencement of operations.  Under these ground/facility leases, the Company recognized rent expense of approximately $7.5 million, $6.2 million and $5.0 million for the years end December 31, 2015, 2014 and 2013, respectively, and capitalized rent of approximately $0.4 million, $1.4 million and $1.1 million for the years end December 31, 2015, 2014 and 2013, respectively.

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

Rental expense under the operating lease agreements discussed above totaled approximately $8.9 million, $7.8 million and $6.5 million for the years ended December 31, 2015, 2014 and 2013, respectively. There were no capital lease obligations outstanding as of December 31, 2015. Future minimum commitments over the life of all leases subsequent to December 31, 2015 are as follows:

Operating
2016	$7,246
2017	7,091
2018	6,999
2019	6,721
2020	6,705
Thereafter	227,519
Total minimum lease payments	$262,281

17. Commitments and Contingencies

Commitments

Construction Contracts: As of December 31, 2015, the Company estimates additional costs to complete eight wholly-owned development projects currently under construction or under contract to begin construction, to be approximately $289.5 million. The Company expects to fund this amount through a combination of cash flows generated from operations, draws under the Company's unsecured revolving credit facility, issuance of securities under the Company's ATM Equity Program and potential debt or equity offerings under the Company's automatic shelf registration statement.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pre-sale Arrangements: In conjunction with the purchase of Stadium Centre in July 2015, the Company entered into a pre-sale agreement to purchase The Court at Stadium Centre, an adjacent property which is anticipated to be completed in May 2016 for $26.5 million (see Note 7). Of the $26.5 million purchase price, $6.9 million was paid in conjunction with the purchase of the adjacent property, Stadium Centre.

Development-related Guarantees: For certain of its third-party development projects, the Company commonly provides alternate housing and project cost guarantees, subject to force majeure.  These guarantees are typically limited, on an aggregate basis, to the amount of the projects’ related development fees or a contractually agreed-upon maximum exposure amount.  Alternate housing guarantees typically expire five days after construction is complete and generally require the Company to provide substitute living quarters and transportation for students to and from the university if the project is not complete by an agreed-upon completion date.  Under project cost guarantees, the Company is responsible for the construction cost of a project in excess of an approved budget.   The budget consists primarily of costs included in the general contractors’ guaranteed maximum price contract (“GMP”).  In most cases, the GMP obligates the general contractor, subject to force majeure and approved change orders, to provide completion date guarantees and to cover cost overruns and liquidated damages.  In addition, the GMP is typically secured with payment and performance bonds.  Project cost guarantees expire upon completion of certain developer obligations, which are normally satisfied within one year after completion of the project. The Company’s estimated maximum exposure amount under the above guarantees is approximately $1.5 million as of December 31, 2015.

In the normal course of business, the Company enters into various development-related purchase commitments with parties that provide development-related goods and services.  In the event that the Company was to terminate development services prior to the completion of projects under construction, the Company could potentially be committed to satisfy outstanding purchase orders with such parties.  At December 31, 2015, management did not anticipate any material deviations from schedule or budget related to third-party development projects currently in progress.

In August 2013, the Company entered into an agreement to convey fee interest in a parcel of land, on which one of our student housing properties resides (University Crossings), to Drexel University (the “University”). Concurrent with the land conveyance, the Company as lessee entered into a ground lease agreement with the University as lessor for an initial term of 40 years, with three 10-year extensions, at the Company’s option. As part of the ground lease agreement, the Company committed to spend a minimum of $22.3 million in renovation and capital improvement costs over a five year period to improve the unit finishes, expand and improve amenity space and upgrade the exterior facade and other systems. As of December 31, 2015, the Company has spent approximately $34.1 million in renovations and capital improvements and as of December 31, 2015, the project was substantially complete. In addition, the Company also agreed to convey the building and improvements to the University at an undetermined date in the future and to pay real estate transfer taxes not to exceed $2.4 million. The Company paid approximately $0.6 million in real estate transfer taxes upon the conveyance of land to the University leaving approximately $1.8 million to be paid by the Company upon the transfer of the building and improvements to the University.

In addition, in connection with certain property acquisitions, the Company has assumed the obligation to fund future infrastructure improvements located near the acquired properties.  During the year ended December 31, 2015, the Company recorded $0.6 million related to this obligation, which is contingent upon project completion within the initial budget, and is included in wholly-owned properties operating expenses on the accompanying consolidated statement of comprehensive income. Should additional obligations arise, it is likely that such payments made by the Company will be expensed at such time the local municipalities decide to move forward with the projects.

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

	Year Ended December 31,
	2015	2014	2013
Wholly-Owned Properties
Rental revenues and other income	$708,018	$693,694	$621,117
Interest income	1,071	1,079	152
Total revenues from external customers	709,089	694,773	621,269
Operating expenses before depreciation, amortization, ground/facility lease, and allocation of corporate overhead	(330,932)	(331,046)	(300,207)
Ground/facility leases	(5,297)	(4,196)	(2,956)
Interest expense	(30,147)	(42,906)	(45,401)
Operating income before depreciation, amortization and allocation of corporate overhead	$342,713	$316,625	$272,705
Depreciation and amortization	$198,986	$189,424	$178,396
Capital expenditures	$316,468	$334,249	$350,118
Total segment assets at December 31,	$5,809,526	$5,604,358	$5,394,029

On-Campus Participating Properties
Rental revenues and other income	$31,586	$28,534	$26,348
Interest income	2	3	16
Total revenues from external customers	31,588	28,537	26,364
Operating expenses before depreciation, amortization, ground/facility lease, and allocation of corporate overhead	(11,407)	(10,437)	(10,322)
Ground/facility lease	(2,935)	(3,201)	(2,446)
Interest expense	(5,833)	(5,131)	(5,463)
Operating income before depreciation, amortization and allocation of corporate overhead	$11,413	$9,768	$8,133
Depreciation and amortization	$7,034	$5,688	$4,756
Capital expenditures	$2,943	$29,621	$17,094
Total segment assets at December 31,	$105,546	$110,017	$88,777

Development Services
Development and construction management fees	$4,964	$4,018	$2,483
Operating expenses	(13,732)	(11,883)	(11,172)
Operating loss before depreciation, amortization and allocation of corporate overhead	$(8,768)	$(7,865)	$(8,689)
Total segment assets at December 31,	$1,730	$1,530	$1,848

Property Management Services
Property management fees from external customers	$8,813	$7,669	$7,514
Intersegment revenues	23,054	22,889	21,396
Total revenues	31,867	30,558	28,910
Operating expenses	(11,360)	(12,400)	(10,349)
Operating income before depreciation, amortization and allocation of corporate overhead	$20,507	$18,158	$18,561
Total segment assets at December 31,	$9,432	$6,513	$7,033

Reconciliations
Total segment revenues and other income	$777,508	$757,886	$679,026
Unallocated interest income earned on investments and corporate cash	3,348	3,086	2,837
Elimination of intersegment revenues	(23,054)	(22,889)	(21,396)
Total consolidated revenues, including interest income	$757,802	$738,083	$660,467
Segment operating income before depreciation, amortization and allocation of corporate overhead	$365,865	$336,686	$290,710
Depreciation and amortization	(214,338)	(203,413)	(190,596)
Net unallocated expenses relating to corporate interest and overhead	(83,541)	(67,956)	(48,992)
Gain (loss) from disposition of real estate	52,699	(368)	—
Provision for real estate impairment	—	(2,443)	—
Other nonoperating income (expense)	388	186	(2,666)
Loss from early extinguishment of debt	(1,770)	—	—
Income tax provision	(1,242)	(1,308)	(1,020)
Income from continuing operations	$118,061	$61,384	$47,436

Total segment assets	$5,926,234	$5,722,418	$5,491,687
Unallocated corporate assets	99,713	112,330	106,353
Total assets at December 31,	$6,025,947	$5,834,748	$5,598,040

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19. Quarterly Financial Information (Unaudited)

American Campus Communities, Inc.

The information presented below represents the quarterly consolidated financial results of the Company for the years ended December 31, 2015 and 2014.

	2015
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Total revenues	$192,493	$177,874	$180,816	$202,198	$753,381
Operating income	50,176	34,452	18,551	53,725	156,904

Net income	71,267	15,918	2,016	28,860	118,061
Net income attributable to noncontrolling interests	(1,070)	(338)	(161)	(501)	(2,070)
Net income attributable to ACC, Inc. and Subsidiaries common stockholders	$70,197	$15,580	$1,855	$28,359	$115,991
Net income attributable to common stockholders per share - basic	$0.63	$0.14	$0.01	$0.25	$1.03
Net income attributable to common stockholders per share - diluted	$0.62	$0.14	$0.01	$0.25	$1.02

	2014
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Total revenues	$183,183	$171,977	$181,936	$196,819	$733,915
Operating income	47,995	35,433	18,854	52,704	154,986

Income (loss) from continuing operations	26,147	13,731	(5,785)	27,291	61,384
Discontinued operations	2,720	—	—	—	2,720
Net income (loss)	28,867	13,731	(5,785)	27,291	64,104
Net income attributable to noncontrolling interests	(469)	(293)	(62)	(441)	(1,265)
Net income (loss) attributable to ACC, Inc. and Subsidiaries common stockholders	$28,398	$13,438	$(5,847)	$26,850	$62,839
Net income (loss) attributable to common stockholders per share - basic	$0.27	$0.13	$(0.06)	$0.25	$0.59
Net income (loss) attributable to common stockholders per share - diluted	$0.27	$0.12	$(0.06)	$0.25	$0.58

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

American Campus Communities Operating Partnership, L.P.

The information presented below represents the quarterly consolidated financial results of the Operating Partnership for the years ended December 31, 2015 and 2014.

	2015
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Total revenues	$192,493	$177,874	$180,816	$202,198	$753,381
Operating income	50,176	34,452	18,551	53,725	156,904

Net income	71,267	15,918	2,016	28,860	118,061
Net income attributable to noncontrolling interests	(323)	(92)	(92)	(105)	(612)
Series A preferred unit distributions	(44)	(44)	(44)	(44)	(176)
Net income available to common unitholders	$70,900	$15,782	$1,880	$28,711	$117,273
Net income per unit attributable to common unitholders - basic	$0.63	$0.14	$0.01	$0.25	$1.03
Net income per unit attributable to common unitholders - diluted	$0.63	$0.14	$0.01	$0.25	$1.02

	2014
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Total revenues	$183,183	$171,977	$181,936	$196,819	$733,915
Operating income	47,995	35,433	18,854	52,704	154,986

Income (loss) from continuing operations	26,147	13,731	(5,785)	27,291	61,384
Discontinued operations	2,720	—	—	—	2,720
Net income (loss)	28,867	13,731	(5,785)	27,291	64,104
Net income attributable to noncontrolling interests	(88)	(88)	(81)	(95)	(352)
Series A preferred unit distributions	(45)	(45)	(44)	(44)	(178)
Net income (loss) available to common unitholders	$28,734	$13,598	$(5,910)	$27,152	$63,574
Net income (loss) per unit attributable to common unitholders - basic	$0.24	$0.13	$(0.06)	$0.25	$0.59	(1)
Net income (loss) per unit attributable to common unitholders - diluted	$0.27	$0.12	$(0.06)	$0.25	$0.58

(1)	Net income per share is computed independently for each of the periods presented. Therefore, the sum of quarterly net income per share amounts may not equal the total computed for the year.

20. Subsequent Events

Distributions:  On January 26, 2016, the Company declared a fourth quarter 2015 distribution per share of $0.40 which was paid on February 19, 2016 to all common stockholders of record as of February 8, 2016.  At the same time, the Operating Partnership paid an equivalent amount per unit to holders of Common Units, as well as the quarterly cumulative preferential distribution to holders of Series A Preferred Units (see Note 9).

Unsecured Term Loans: On January 29, 2016 the company refinanced $150.0 million of its $350.0 million Term Loan I Facility by extending the maturity date for this $150.0 million portion from 2017 to 2021.

February 2016 Equity Offering: On February 5, 2016, ACC completed an equity offering, consisting of the sale of 17,940,000 shares of ACC’s common stock at a price of $41.25 per share, including 2,340,000 shares issued as a result of the exercise of the underwriters’ overallotment option in full at closing. The aggregate proceeds to ACC, net of the underwriting discount and estimated expenses of the offering, were approximately $708.2 million. The Company used $107.0 million of the offering proceeds to pay down the outstanding balance on its revolving credit facility in full and $250.0 million to repay, in full, the Term Loan II Facility due to mature in 2019.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21. Schedule of Real Estate and Accumulated Depreciation

			Initial Cost			Total Costs
	Units	Beds	Land	Buildings and Improvements and Furniture, Fixtures and Equipment	Costs Capitalized Subsequent to Acquisition / Initial Development	Land	Buildings and Improvements and Furniture, Fixtures and Equipment	Total (1)	Accumulated Depreciation	Encumbrances (2)	Year Built
Wholly-Owned Properties
The Callaway House	173	538	$5,081	$20,499	$9,136	$5,081	$29,635	$34,716	$11,467	$—	1999
The Village at Science Drive	192	732	4,673	19,021	2,600	4,673	21,621	26,294	8,592	—	2000
University Village at Boulder Creek	82	309	1,035	16,393	1,669	1,035	18,062	19,097	7,051	—	2002
University Village - Fresno	105	406	929	15,553	841	929	16,394	17,323	5,850	—	2004
University Village	220	749	—	41,119	2,601	—	43,720	43,720	14,067	—	2004
University Club Townhomes	216	736	4,665	23,103	5,815	4,665	28,918	33,583	11,091	—	2000/2002
College Club Townhomes	136	544	1,967	16,049	2,919	1,967	18,968	20,935	7,195	—	2001/2004
University Club Apartments	94	376	1,416	11,848	1,723	1,416	13,571	14,987	4,608	—	1999
City Parc at Fry Street	136	418	1,902	17,678	1,946	1,902	19,624	21,526	6,446	—	2004
Entrada Real	98	363	1,475	15,859	2,297	1,475	18,156	19,631	5,091	—	2000
University Village at Sweethome	269	828	2,473	34,626	2,076	2,473	36,702	39,175	11,841	—	2005
University Village - Tallahassee	217	716	4,322	26,225	4,091	4,322	30,316	34,638	9,082	—	1990/91/92
Royal Village Gainesville	118	448	2,386	15,153	1,747	2,386	16,900	19,286	5,168	—	1996
Royal Lexington	94	364	2,848	12,783	5,195	2,848	17,978	20,826	5,038	—	1994
Raiders Pass	264	828	3,877	32,445	3,086	3,877	35,531	39,408	10,348	—	2002
Aggie Station	156	450	1,634	18,821	1,381	1,634	20,202	21,836	5,721	—	2002
The Outpost - San Antonio	276	828	3,262	36,252	2,148	3,262	38,400	41,662	10,585	—	2005
Callaway Villas	236	704	3,903	32,286	987	3,903	33,273	37,176	9,779	—	2006
The Village on Sixth Avenue	248	752	2,763	22,480	3,130	2,763	25,610	28,373	7,592	1,252	2000/2006
Newtown Crossing	356	942	7,013	53,597	1,718	7,013	55,315	62,328	15,222	—	2005/2007
Olde Towne University Square	224	550	2,277	24,614	1,333	2,277	25,947	28,224	7,744	—	2005
Peninsular Place	183	478	2,306	16,559	1,021	2,306	17,580	19,886	5,460	—	2005
University Centre	234	838	—	77,378	3,039	—	80,417	80,417	20,168	—	2007
Pirates Place Townhomes	144	528	1,159	9,652	2,388	1,159	12,040	13,199	3,563	4,422	1996
The Summit & Jacob Heights	258	930	2,318	36,464	1,588	2,318	38,052	40,370	8,659	26,773	4/6/2003
GrandMarc Seven Corners	186	440	4,491	28,807	1,841	4,491	30,648	35,139	7,094	—	2000
University Village- Sacramento(3)	250	394	7,275	12,639	2,139	7,275	14,778	22,053	4,247	—	1979
Aztec Corner	180	606	17,460	32,209	1,476	17,460	33,685	51,145	7,461	27,026	1995
Campus Corner	254	796	1,591	20,928	2,798	1,591	23,726	25,317	6,045	22,266	1997
Tower at Third	188	375	1,145	19,128	10,313	1,748	28,838	30,586	7,340	—	1973
University Manor	168	600	1,387	14,889	2,374	1,387	17,263	18,650	5,239	—	2002
The Edge- Orlando(3)	306	930	6,053	37,802	4,227	6,053	42,029	48,082	10,534	—	1999
Willowtree Apartments and Tower	473	851	9,807	21,880	3,217	9,807	25,097	34,904	6,322	—	1968/1974
Abbott Place	222	654	1,833	18,313	2,752	1,833	21,065	22,898	6,218	17,850	1999

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

			Initial Cost			Total Costs
	Units	Beds	Land	Buildings and Improvements and Furniture, Fixtures and Equipment	Costs Capitalized Subsequent to Acquisition / Initial Development	Land	Buildings and Improvements and Furniture, Fixtures and Equipment	Total (1)	Accumulated Depreciation	Encumbrances (2)	Year Built
The Centre	232	700	$1,804	$19,395	$2,142	$1,804	$21,537	23,341	$5,839	$19,875	2004
Campus Way	194	680	1,431	21,845	7,919	1,431	29,764	31,195	6,986	15,375	1993
University Pointe	204	682	989	27,576	1,997	989	29,573	30,562	7,065	—	2004
University Trails	240	684	1,183	25,173	2,877	1,183	28,050	29,233	6,922	—	2003
Campus Trails	156	480	1,358	11,291	4,073	1,358	15,364	16,722	3,917	7,486	1991
Vista del Sol (ACE)	613	1,866	—	135,939	2,646	—	138,585	138,585	31,209	—	2008
Villas at Chestnut Ridge	196	552	2,756	33,510	855	2,756	34,365	37,121	7,947	—	2008
Barrett Honors College (ACE)	604	1,721	—	131,302	1,433	—	132,735	132,735	26,606	—	2009
University Heights	176	528	1,387	8,236	1,348	1,387	9,584	10,971	2,274	—	2001
Sanctuary Lofts	201	487	2,960	18,180	3,047	2,960	21,227	24,187	4,744	—	2006
Lions Crossing	204	696	4,453	32,824	2,584	4,453	35,408	39,861	5,757	—	1996
Nittany Crossing	204	684	4,337	31,920	3,059	4,337	34,979	39,316	5,738	—	1996
University Oaks	181	662	2,150	17,369	1,511	2,150	18,880	21,030	3,435	22,150	2004
Blanton Common	276	860	3,788	29,662	1,663	3,788	31,325	35,113	5,202	27,892	2005/2007
Burbank Commons	134	532	2,512	20,063	2,669	2,512	22,732	25,244	4,228	14,888	1995
University Crescent	192	612	3,548	28,403	2,235	3,548	30,638	34,186	5,412	24,150	1999
The Edge- Charlotte	180	720	3,076	23,395	2,924	3,076	26,319	29,395	4,554	—	1999
University Walk	120	480	2,016	14,599	2,181	2,016	16,780	18,796	3,098	—	2002
Uptown Apartments	180	528	3,031	21,685	1,697	3,031	23,382	26,413	3,709	—	2004
2nd Ave Centre	274	868	4,434	27,236	2,981	4,434	30,217	34,651	5,599	—	2008
Villas at Babcock	204	792	4,642	30,901	289	4,642	31,190	35,832	6,534	—	2011
Lobo Village (ACE)	216	864	—	42,490	513	—	43,003	43,003	6,176	—	2011
Villas on Sycamore	170	680	3,000	24,640	465	3,000	25,105	28,105	5,532	—	2011
University Village Northwest (ACE)	36	144	—	4,228	29	—	4,257	4,257	783	—	2011
26 West	367	1,026	21,396	63,994	5,226	21,396	69,220	90,616	8,856	—	2008
The Varsity	258	901	11,605	108,529	1,750	11,605	110,279	121,884	12,629	—	2011
Avalon Heights	210	754	4,968	24,345	4,192	4,968	28,537	33,505	3,850	—	2002
University Commons	164	480	12,559	19,010	2,318	12,559	21,328	33,887	2,557	—	2003
Casas del Rio (ACE)	283	1,028	—	40,639	517	—	41,156	41,156	7,915	—	2012
The Suites (ACE)	275	550	—	27,080	184	—	27,264	27,264	4,328	—	2012
Hilltop Townhomes (ACE)	144	576	—	31,507	215	—	31,722	31,722	5,030	—	2012
U Club on Frey	114	456	3,300	18,182	195	3,300	18,377	21,677	3,478	—	2012
Campus Edge on UTA Boulevard	128	488	2,661	21,233	366	2,661	21,599	24,260	3,387	—	2012
U Club Townhomes on Marion Pugh	160	640	6,722	26,546	635	6,722	27,181	33,903	4,482	—	2012
Villas on Rensch	153	610	10,231	33,852	354	10,231	34,206	44,437	4,988	—	2012
The Village at Overton Park	163	612	5,262	29,374	285	5,262	29,659	34,921	4,747	—	2012
Casa de Oro (ACE)	109	365	—	12,362	64	—	12,426	12,426	2,147	—	2012
The Villas at Vista del Sol (ACE)	104	400	—	20,421	154	—	20,575	20,575	3,585	—	2012

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

			Initial Cost			Total Costs
	Units	Beds	Land	Buildings and Improvements and Furniture, Fixtures and Equipment	Costs Capitalized Subsequent to Acquisition / Initial Development	Land	Buildings and Improvements and Furniture, Fixtures and Equipment	Total (1)	Accumulated Depreciation	Encumbrances (2)	Year Built
The Block	669	1,555	$22,270	$141,430	$8,321	$22,270	$149,751	172,021	$13,723	$—	2007/2008
University Pointe at College Station (ACE)	282	978	—	84,657	852	—	85,509	85,509	13,729	—	2012
309 Green	110	416	5,351	49,987	1,931	5,351	51,918	57,269	5,138	31,373	2008
The Retreat	187	780	5,265	46,236	1,521	5,265	47,757	53,022	4,763	—	2012
Lofts54	43	172	430	14,741	825	430	15,566	15,996	1,664	10,798	2008
Campustown Rentals	264	746	2,409	40,190	3,396	2,409	43,586	45,995	4,905	—	1920-1987
Chauncey Square	158	386	2,522	40,013	1,291	2,522	41,304	43,826	4,253	—	2007/2012
Vintage & Texan West Campus	124	311	5,937	11,906	14,923	5,937	26,829	32,766	2,597	8,707	2009
The Castilian	371	623	3,663	59,772	31,645	3,663	91,417	95,080	7,357	—	1967
Bishops Square	134	315	1,206	17,878	1,037	1,206	18,915	20,121	2,175	11,600	2002
Union	54	120	169	6,348	386	169	6,734	6,903	782	3,597	2007
922 Place	132	468	3,363	34,947	2,644	3,363	37,591	40,954	4,123	31,425	2009
Campustown	452	1,217	1,818	77,894	2,616	1,818	80,510	82,328	7,828	40,799	1910-2004
River Mill	243	461	1,741	22,806	2,822	1,741	25,628	27,369	2,718	—	1972
Garnet River Walk	170	476	1,427	28,616	1,047	1,427	29,663	31,090	3,534	16,856	2006
Landmark	173	606	3,002	118,168	641	3,002	118,809	121,811	10,911	—	2012
Icon Plaza	56	253	6,292	65,857	2,913	6,292	68,770	75,062	6,291	—	2012
The Province - Greensboro	219	696	2,226	48,567	649	2,226	49,216	51,442	4,997	28,635	2011
RAMZ Apts on Broad	88	172	785	12,303	418	785	12,721	13,506	1,266	—	2004
The Lofts at Capital Garage	36	144	313	3,581	413	313	3,994	4,307	465	4,404	1920/2000
Forest Village and Woodlake	352	704	3,125	18,041	2,922	3,125	20,963	24,088	2,443	—	1982/1983
25 Twenty	249	562	2,226	33,429	479	2,226	33,908	36,134	3,907	26,585	2011
The Province - Louisville	366	858	4,392	63,068	937	4,392	64,005	68,397	6,681	37,348	2009
West 27th Place	161	475	13,900	76,720	838	13,900	77,558	91,458	6,952	38,862	2011
The Province - Rochester	336	816	3,798	70,955	1,420	3,798	72,375	76,173	7,352	34,967	2010
5 Twenty Four & 5 Twenty Five Angliana	376	1,060	—	60,448	1,054	—	61,502	61,502	6,468	25,880	2009/2011
The Province - Tampa	287	947	—	52,943	2,251	—	55,194	55,194	5,796	32,686	2009
U Point Kennesaw	216	795	1,482	61,654	3,353	1,482	65,007	66,489	7,016	—	2012
The Cottages of Columbia	145	513	2,695	27,574	1,467	2,695	29,041	31,736	3,226	19,675	2008
Grindstone Canyon	201	384	1,631	21,641	981	1,631	22,622	24,253	2,595	13,929	2003
The Cottages of Durham	141	619	3,955	41,421	1,648	3,955	43,069	47,024	5,269	—	2012
The Province - Dayton	200	657	1,211	32,983	853	1,211	33,836	35,047	3,718	—	2009
The Cottages of Baton Rouge	382	1,290	6,524	113,912	6,469	6,524	120,381	126,905	11,901	62,940	2010/2011
U Club Cottages	105	308	1,744	22,134	661	1,744	22,795	24,539	2,599	15,588	2011
University Edge	201	608	4,500	26,385	894	4,500	27,279	31,779	2,567	—	2012
The Lodges of East Lansing phase I & II	364	1,049	6,472	89,231	949	6,472	90,180	96,652	8,420	30,199	2011/2013
7th Street Station	82	309	9,792	16,472	387	9,792	16,859	26,651	1,547	—	2012
U Club on Woodward	112	448	6,703	21,654	144	6,703	21,798	28,501	2,251	—	2013

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

			Initial Cost			Total Costs
	Units	Beds	Land	Buildings and Improvements and Furniture, Fixtures and Equipment	Costs Capitalized Subsequent to Acquisition / Initial Development	Land	Buildings and Improvements and Furniture, Fixtures and Equipment	Total (1)	Accumulated Depreciation	Encumbrances (2)	Year Built
The Callaway House Austin	219	753	$—	$61,550	$215	$—	$61,765	$61,765	$5,922	$—	2013
Manzanita (ACE)	241	816	—	48,781	151	—	48,932	48,932	5,107	—	2013
University View (ACE)	96	336	—	14,683	105	—	14,788	14,788	1,526	—	2013
U Club Townhomes at Overton Park	112	448	7,775	21,483	139	7,775	21,622	29,397	2,208	—	2013
601 Copeland	81	283	1,457	26,699	192	1,457	26,891	28,348	2,275	—	2013
The Townhomes at Newtown Crossing	152	608	7,745	32,074	236	7,745	32,310	40,055	2,696	—	2013
Chestnut Square (ACE)	220	861	—	98,369	1,883	—	100,252	100,252	8,764	—	2013
Park Point	300	924	7,827	73,495	3,384	7,827	76,879	84,706	5,980	70,000	2008
U Centre at Fry Street	194	614	2,902	47,700	1,108	2,902	48,808	51,710	3,331	—	2012
Cardinal Towne	255	545	6,547	53,809	1,930	6,549	55,737	62,286	3,544	37,250	2010/2011
The Standard	190	610	4,674	57,310	438	4,674	57,748	62,422	2,221	—	2014
Stanworth Commons Phase I (ACE)	127	214	—	30,930	—	—	30,930	30,930	1,586	—	2014
The Plaza on University	364	1,313	23,987	85,584	1,820	23,987	87,404	111,391	4,665	—	2014
U Club on Frey Phase II	102	408	5,403	18,691	31	5,403	18,722	24,125	929	—	2014
The Suites Phase II (ACE)	164	328	—	18,216	57	—	18,273	18,273	1,025	—	2014
U Centre at Northgate (ACE )	196	784	—	35,663	128	—	35,791	35,791	2,077	—	2014
University Walk	177	526	4,341	29,073	530	4,341	29,603	33,944	973	—	2014
Park Point	66	226	—	25,725	1,054	—	26,779	26,779	617	11,461	2010
1200 West Marshall	136	406	4,397	33,908	220	4,397	34,128	38,525	864	—	2013
8 1/2 Canal Street	160	540	2,797	45,394	212	2,797	45,606	48,403	1,079	—	2011
Vistas San Marcos	255	600	586	45,761	3,078	586	48,839	49,425	1,351	—	2013
Crest at Pearl	141	343	4,395	36,268	199	4,395	36,467	40,862	648	—	2014
U Club Binghamton	186	710	3,584	48,559	825	3,584	49,384	52,968	696	—	2005
Stadium Centre	367	710	7,424	74,932	946	7,424	75,878	83,302	1,127	57,800	2014
160 Ross	182	642	2,962	38,478	70	2,962	38,548	41,510	637	—	2015
U Club on Woodward Phase II	124	496	9,647	25,328	45	9,647	25,373	35,020	437	—	2015
The Summit at University City (ACE)	351	1,315	—	154,770	49	—	154,819	154,819	1,666	—	2015
2125 Franklin	192	734	8,299	55,716	54	8,299	55,770	64,069	578	—	2015
Properties Under Development (4)										—
The Court at Stadium Centre	80	260	1,877	12,576	—	1,877	12,576	14,453	—	5,559	2016
U Club on 28th	100	400	9,725	20,338	—	9,725	20,338	30,063	—	—	2016
Currie Hall (ACE)	178	456	—	29,297	—	—	29,297	29,297	—	—	2016
University Pointe (ACE)	134	531	—	19,154	—	—	19,154	19,154	—	—	2016
Fairview House (ACE)	107	633	—	23,063	—	—	23,063	23,063	—	—	2016
U Club Sunnyside	134	536	7,423	15,309	—	7,423	15,309	22,732	—	—	2016
Merwick Stanworth Phase II (ACE)	198	379	—	16,345	—	—	16,345	16,345	—	—	2016
Arizona State University Residence Hall (ACE)	429	1,594	—	9,001	—	—	9,001	9,001	—	—	2017
U Centre on Turner	182	718	14,000	3,364	—	14,000	3,364	17,364	—	—	2017

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

			Initial Cost			Total Costs
	Units	Beds	Land	Buildings and Improvements and Furniture, Fixtures and Equipment	Costs Capitalized Subsequent to Acquisition / Initial Development	Land	Buildings and Improvements and Furniture, Fixtures and Equipment	Total (1)	Accumulated Depreciation	Encumbrances (2)	Year Built
Properties Under Redevelopment										—
University Crossings (ACE)	260	1,016		47,830	41,053	—	88,883	88,883	14,493	—	1926/2003
Undeveloped land parcels	—	—	66,219	—	—	66,219	—	66,219	—	—	N/A
Subtotal	30,368	94,302	$610,617	$5,423,776	$335,354	$611,222	$5,758,525	$6,369,747	$792,122	$940,328

On-Campus Participating Properties
University Village – PVAMU	612	1,920	$—	$36,506	$7,641	$—	44,147	44,147	$30,157	$18,231	1996/97/98
University College - PVAMU	756	1,470	—	22,650	5,067	—	27,717	27,717	16,443	15,915	2000/2003
University Village - TAMIU	84	250	—	5,844	1,220	—	7,064	7,064	4,863	2,789	1997
Cullen Oaks Phase I and II	411	879	—	33,910	3,471	—	37,381	37,381	15,926	29,587	2001/2005
College Park	224	567	—	43,634	42	—	43,676	43,676	2,467	43,878	2014
Subtotal	2,087	5,086	$—	$142,544	$17,441	$—	$159,985	$159,985	$69,856	$110,400

Total	32,455	99,388	$610,617	$5,566,320	$352,795	$611,222	$5,918,510	$6,529,732	$861,978	$1,050,728

(1)	Total aggregate costs for Federal income tax purposes is approximately $6,492.2 million.

(2)	Total encumbrances exclude net unamortized debt premiums of approximately $50.8 million and net unamortized debt discounts of approximately $0.2 million as of December 31, 2015.

(3)	These properties are classified as held for sale as of December 31, 2015 (see Note 6).

(4)	Initial costs represent construction costs incurred to date associated with the development of these properties. Year built represents the scheduled completion date.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The changes in the Company’s investments in real estate and related accumulated depreciation for each of the years ended December 31, 2015, 2014 and 2013 are as follows:

	For the Year Ended December 31,
	2015		2014		2013
	Wholly- Owned (1) (2)	On-Campus (3)	Wholly- Owned (1) (4)	On-Campus (3)	Wholly- Owned (1) (5)	On-Campus (3)
Investments in Real Estate:
Balance, beginning of year	$6,144,242	$157,043	$5,742,971	$130,705	$5,267,845	$109,838
Acquisition of land for development	39,583	—	3,627	—	25,649	—
Acquisition of properties	361,265	—	71,269	—	288,191	—
Improvements and development expenditures	306,659	2,942	361,369	26,338	340,033	20,867
Write off of fully depreciated or damaged assets	(1,240)	—	(1,853)	—	(1,862)	—
Provision for real estate impairment	—	—	(2,443)	—	—	—
Disposition of real estate	(480,762)	—	(30,698)	—	(176,885)	—

Balance, end of year	$6,369,747	$159,985	$6,144,242	$157,043	$5,742,971	$130,705

Accumulated Depreciation:
Balance, beginning of year	$(704,521)	$(62,915)	$(529,555)	$(57,249)	$(396,469)	$(52,492)
Depreciation for the year	(191,661)	(6,941)	(182,756)	(5,666)	(162,230)	(4,757)
Write off of fully depreciated or damaged assets	1,240	—	1,281	—	1,862	—
Disposition of properties	102,820	—	6,509	—	27,282	—

Balance, end of year	$(792,122)	$(69,856)	$(704,521)	$(62,915)	$(529,555)	$(57,249)

(1)	Includes owned off-campus properties and owned on-campus properties.

(2)
The investments in real estate and accumulated depreciation balances include The Edge - Orlando and University Village Sacramento which are classified as wholly-owned properties held for sale in the accompanying consolidated balance sheets as of December 31, 2015.

(3)	Includes on-campus participating properties.

(4)
The investments in real estate and accumulated depreciation balances include The Highlands, Chapel Ridge, Chapel View, University Place, The Village at Alafaya Club, The View and University Greens, which were classified as wholly-owned properties held for sale in the accompanying consolidated balance sheets as of December 31, 2014.

(5)
The investments in real estate and accumulated depreciation balances include Hawks Landing which was classified as a wholly-owned property held for sale in the accompanying consolidated balance sheets as of December 31, 2013.