Form 10-Q
period 2016-03-31
AMERICAN CAMPUS COMMUNITIES INC; American Campus Communities Operating Partnership LP
filed 2016-05-06
CIK 1283630, 1357369

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016.

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

There were 130,443,384 shares of the American Campus Communities, Inc.’s common stock with a par value of $0.01 per share outstanding as of the close of business on April 29, 2016.

EXPLANATORY NOTE

This report combines the reports on Form 10-Q for the quarterly period ended March 31, 2016 of American Campus Communities, Inc. and American Campus Communities Operating Partnership, L.P.  Unless stated otherwise or the context otherwise requires, references to “ACC” mean American Campus Communities, Inc., a Maryland real estate investment trust (“REIT”), and references to “ACCOP” mean American Campus Communities Operating Partnership, L.P., a Maryland limited partnership.  References to the “Company,” “we,” “us” or “our” mean collectively ACC, ACCOP and those entities/subsidiaries owned or controlled by ACC and/or ACCOP.  References to the “Operating Partnership” mean collectively ACCOP and those entities/subsidiaries owned or controlled by ACCOP. The following chart illustrates the Company’s and the Operating Partnership’s corporate structure:

100.0%
American Campus Communities, Inc.
(Limited Partner)
American Campus Communities
Holdings, LLC.
(General Partner)
98.9%
less than 1%
American Campus Communities
Operating Partnership, L.P.
1.1%
Other Limited
Partners
Company
Property Owning
Entities/Subsidiaries
Operating
Partnership

The general partner of ACCOP is American Campus Communities Holdings, LLC (“ACC Holdings”), an entity that is wholly-owned by ACC. As of March 31, 2016, ACC Holdings held an ownership interest in ACCOP of less than 1%. The limited partners of ACCOP are ACC and other limited partners consisting of current and former members of management and nonaffiliated third parties.  As of March 31, 2016, ACC owned an approximate 98.9% limited partnership interest in ACCOP.  As the sole member of the general partner of ACCOP, ACC has exclusive control of ACCOP’s day-to-day management.  Management operates the Company and the Operating Partnership as one business. The management of ACC consists of the same members as the management of ACCOP. The Company is structured as an umbrella partnership REIT (“UPREIT”) and ACC contributes all net proceeds from its various equity offerings to the Operating Partnership. In return for those contributions, ACC receives a number of units of the Operating Partnership (“OP Units,” see definition below) equal to the number of common shares it has issued in the equity offering. Contributions of properties to the Company can be structured as tax-deferred transactions through the issuance of OP Units in the Operating Partnership. Based on the terms of ACCOP’s partnership agreement, OP Units can be exchanged for ACC’s common shares on a one-for-one basis. The Company maintains a one-for-one relationship between the OP Units of the Operating Partnership issued to ACC and ACC Holdings and the common shares issued to the public. The Company believes that combining the reports on Form 10-Q of ACC and ACCOP into this single report provides the following benefits:

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

FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2016
 TABLE OF CONTENTS

		PAGE NO.

PART I.

Item 1.	Consolidated Financial Statements of American Campus Communities, Inc. and Subsidiaries:

	Consolidated Balance Sheets as of March 31, 2016 (unaudited) and December 31, 2015	1

	Consolidated Statements of Comprehensive Income for the three months ended March 31, 2016 and 2015 (all unaudited)	2

	Consolidated Statement of Changes in Equity for the three months ended March 31, 2016 (unaudited)	3

	Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015 (all unaudited)	4

	Consolidated Financial Statements of American Campus Communities Operating Partnership, L.P. and Subsidiaries:

	Consolidated Balance Sheets as of March 31, 2016 (unaudited) and December 31, 2015	5

	Consolidated Statements of Comprehensive Income for the three months ended March 31, 2016 and 2015 (all unaudited)	6

	Consolidated Statement of Changes in Capital for the three months ended March 31, 2016 (unaudited)	7

	Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015 (all unaudited)	8

	Notes to Consolidated Financial Statements of American Campus Communities, Inc. and Subsidiaries and American Campus Communities Operating Partnership, L.P. and Subsidiaries (unaudited)	9

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	28

Item 3.	Quantitative and Qualitative Disclosure about Market Risk	39

Item 4.	Controls and Procedures	40

PART II.

Item 1.	Legal Proceedings	41

Item 1A.	Risk Factors	41

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	41

Item 3.	Defaults Upon Senior Securities	41

Item 4.	Mine Safety Disclosures	41

Item 5.	Other Information	41

Item 6.	Exhibits	42

SIGNATURES		43

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2016	December 31, 2015
	(Unaudited)
Assets

Investments in real estate:
Wholly-owned properties, net	$5,574,096	$5,522,271
Wholly-owned properties held for sale	—	55,354
On-campus participating properties, net	88,990	90,129
Investments in real estate, net	5,663,086	5,667,754

Cash and cash equivalents	387,273	16,659
Restricted cash	40,312	33,675
Student contracts receivable, net	7,024	18,475
Other assets	269,842	269,685

Total assets	$6,367,537	$6,006,248

Liabilities and equity

Liabilities:
Secured mortgage, construction and bond debt	$1,087,716	$1,094,962
Unsecured notes	1,187,175	1,186,700
Unsecured term loans	348,376	597,719
Unsecured revolving credit facility	—	68,900
Accounts payable and accrued expenses	49,306	71,988
Other liabilities	155,033	144,811
Total liabilities	2,827,606	3,165,080

Commitments and contingencies (Note 14)

Redeemable noncontrolling interests	66,133	59,511

Equity:
American Campus Communities, Inc. and Subsidiaries stockholders’ equity:
Common stock, $0.01 par value, 800,000,000 shares authorized, 130,433,194 and 112,350,877 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	1,304	1,124
Additional paid in capital	4,026,045	3,325,806
Treasury stock, at cost, 10,190 and 10,155 shares at March 31, 2016 and December 31, 2015, respectively	(405)	(403)
Accumulated earnings and dividends	(557,427)	(550,501)
Accumulated other comprehensive loss	(7,240)	(5,830)
Total American Campus Communities, Inc. and Subsidiaries stockholders’ equity	3,462,277	2,770,196
Noncontrolling interests - partially owned properties	11,521	11,461
Total equity	3,473,798	2,781,657

Total liabilities and equity	$6,367,537	$6,006,248

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands, except share and per share data)

	Three Months Ended March 31,
	2016	2015
Revenues
Wholly-owned properties	$185,702	$179,898
On-campus participating properties	10,046	9,200
Third-party development services	1,035	564
Third-party management services	2,410	2,001
Resident services	802	830
Total revenues	199,995	192,493

Operating expenses
Wholly-owned properties	78,851	79,010
On-campus participating properties	3,042	2,668
Third-party development and management services	3,738	3,139
General and administrative	5,309	4,751
Depreciation and amortization	53,716	50,651
Ground/facility leases	2,304	2,098
Total operating expenses	146,960	142,317

Operating income	53,035	50,176

Nonoperating income and (expenses)
Interest income	1,279	1,112
Interest expense	(22,627)	(21,988)
Amortization of deferred financing costs	(2,542)	(1,379)
Gain from disposition of real estate	17,409	44,252
Loss from early extinguishment of debt	—	(595)
Total nonoperating (expenses) income	(6,481)	21,402

Income before income taxes	46,554	71,578
Income tax provision	(345)	(311)
Net income	46,209	71,267
Net income attributable to noncontrolling interests
Redeemable noncontrolling interests	(518)	(747)
Partially owned properties	(104)	(323)
Net income attributable to noncontrolling interests	(622)	(1,070)
Net income attributable to ACC, Inc. and Subsidiaries common stockholders	$45,587	$70,197

Other comprehensive loss
Change in fair value of interest rate swaps and other	(1,410)	(1,868)
Comprehensive income	$44,177	$68,329

Income per share attributable to ACC, Inc. and Subsidiaries common stockholders
Basic	$0.37	$0.63
Diluted	$0.36	$0.62

Weighted-average common shares outstanding
Basic	123,445,985	110,955,099
Diluted	124,266,312	112,974,505

Distributions declared per common share	$0.40	$0.38

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(unaudited, in thousands, except share data)

	Common Shares	Par Value of Common Shares	Additional Paid in Capital	Treasury Stock	Treasury Stock at Cost	Accumulated Earnings and Dividends	Accumulated Other Comprehensive Loss	Noncontrolling Interests – Partially Owned Properties	Total
Equity, December 31, 2015	112,350,877	$1,124	$3,325,806	10,155	$(403)	$(550,501)	$(5,830)	$11,461	$2,781,657
Adjustments to reflect redeemable noncontrolling interests at fair value	—	—	(6,833)	—	—	—	—	—	(6,833)
Amortization of restricted stock awards	—	—	2,651	—	—	—	—	—	2,651
Vesting of restricted stock awards and restricted stock units	127,317	1	(2,977)	35	(2)	—	—	—	(2,978)
Distributions to common and restricted stockholders	—	—	—	—	—	(52,513)	—	—	(52,513)
Distributions to noncontrolling interests - partially owned properties	—	—	—	—	—	—	—	(100)	(100)
Conversion of operating partnership units to common stock	15,000	—	163	—	—	—	—	—	163
Net proceeds from sale of common stock	17,940,000	179	707,235	—	—	—	—	—	707,414
Change in fair value of interest rate swaps	—	—	—	—	—	—	(1,513)	—	(1,513)
Amortization of interest rate swap terminations	—	—	—	—	—	—	103	—	103
Contributions by noncontrolling partners	—	—	—	—	—	—	—	56	56
Net income	—	—	—	—	—	45,587	—	104	45,691
Equity, March 31, 2016	130,433,194	$1,304	$4,026,045	10,190	$(405)	$(557,427)	$(7,240)	$11,521	$3,473,798

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
	2016	2015
Operating activities
Net income	$46,209	$71,267
Adjustments to reconcile net income to net cash provided by operating activities:
Gains from disposition of real estate	(17,409)	(44,252)
Depreciation and amortization	53,716	50,273
Amortization of deferred financing costs and debt premiums/discounts	(615)	(1,540)
Share-based compensation	2,651	2,061
Income tax provision	345	311
Amortization of interest rate swap terminations	103	102
Changes in operating assets and liabilities:
Restricted cash	(3,904)	(2,971)
Student contracts receivable, net	11,376	1,585
Other assets	(1,669)	11,667
Accounts payable and accrued expenses	(23,156)	(18,631)
Other liabilities	(3,580)	7,240
Net cash provided by operating activities	64,067	77,112

Investing activities
Proceeds from disposition of properties	72,613	226,532
Cash paid for property acquisitions	—	(166,581)
Capital expenditures for wholly-owned properties	(9,263)	(11,495)
Investments in wholly-owned properties under development	(76,649)	(56,972)
Capital expenditures for on-campus participating properties	(655)	(333)
Investment in on-campus participating property under development	—	(448)
(Increase) decrease in escrow deposits for real estate investments	(1,520)	512
Change in restricted cash related to capital reserves	(447)	1,377
Increase in ownership of consolidated subsidiary	—	(1,708)
Purchase of corporate furniture, fixtures and equipment	(1,771)	(2,213)
Net cash used in investing activities	(17,692)	(11,329)

Financing activities
Proceeds from sale of common stock	740,025	216,666
Offering costs	(31,680)	(3,250)
Pay-off of mortgage and construction loans	(4,390)	(125,370)
Pay-off of unsecured term loans	(400,000)	—
Proceeds from unsecured term loan	150,000	—
Proceeds from revolving credit facility	67,700	172,200
Pay downs of revolving credit facility	(136,600)	(282,800)
Proceeds from construction loans	—	258
Scheduled principal payments on debt	(3,917)	(3,841)
Debt issuance and assumption costs	(744)	(196)
Taxes paid on net-share settlements	(2,977)	(2,878)
Distributions to common and restricted stockholders	(52,513)	(42,964)
Distributions to noncontrolling partners	(665)	(858)
Net cash provided (used in) by financing activities	324,239	(73,033)

Net change in cash and cash equivalents	370,614	(7,250)
Cash and cash equivalents at beginning of period	16,659	25,062
Cash and cash equivalents at end of period	$387,273	$17,812

Supplemental disclosure of non-cash investing and financing activities
Loans assumed in connection with property acquisitions	$—	$(11,623)
Issuance of common units in connection with property acquisitions	$—	$(14,182)
Change in fair value of derivative instruments, net	$(1,513)	$(1,868)
Supplemental disclosure of cash flow information
Interest paid	$30,668	$21,151

AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)

	March 31, 2016	December 31, 2015
	(Unaudited)
Assets

Investments in real estate:
Wholly-owned properties, net	$5,574,096	$5,522,271
Wholly-owned properties held for sale	—	55,354
On-campus participating properties, net	88,990	90,129
Investments in real estate, net	5,663,086	5,667,754

Cash and cash equivalents	387,273	16,659
Restricted cash	40,312	33,675
Student contracts receivable, net	7,024	18,475
Other assets	269,842	269,685

Total assets	$6,367,537	$6,006,248

Liabilities and capital

Liabilities:
Secured mortgage, construction and bond debt	$1,087,716	$1,094,962
Unsecured notes	1,187,175	1,186,700
Unsecured term loans	348,376	597,719
Unsecured revolving credit facility	—	68,900
Accounts payable and accrued expenses	49,306	71,988
Other liabilities	155,033	144,811
Total liabilities	2,827,606	3,165,080

Commitments and contingencies (Note 14)

Redeemable limited partners	66,133	59,511

Capital:
Partners’ capital:
General partner - 12,222 OP units outstanding at both March 31, 2016 and December 31, 2015	92	93
Limited partner - 130,431,162 and 112,348,810 OP units outstanding at March 31, 2016 and December 31, 2015, respectively	3,469,425	2,775,933
Accumulated other comprehensive loss	(7,240)	(5,830)
Total partners’ capital	3,462,277	2,770,196
Noncontrolling interests - partially owned properties	11,521	11,461
Total capital	3,473,798	2,781,657

Total liabilities and capital	$6,367,537	$6,006,248

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands, except unit and per unit data)

	Three Months Ended March 31,
	2016	2015
Revenues
Wholly-owned properties	$185,702	$179,898
On-campus participating properties	10,046	9,200
Third-party development services	1,035	564
Third-party management services	2,410	2,001
Resident services	802	830
Total revenues	199,995	192,493

Operating expenses
Wholly-owned properties	78,851	79,010
On-campus participating properties	3,042	2,668
Third-party development and management services	3,738	3,139
General and administrative	5,309	4,751
Depreciation and amortization	53,716	50,651
Ground/facility leases	2,304	2,098
Total operating expenses	146,960	142,317

Operating income	53,035	50,176

Nonoperating income and (expenses)
Interest income	1,279	1,112
Interest expense	(22,627)	(21,988)
Amortization of deferred financing costs	(2,542)	(1,379)
Gain from disposition of real estate	17,409	44,252
Loss from early extinguishment of debt	—	(595)
Total nonoperating (expenses) income	(6,481)	21,402
Income before income taxes	46,554	71,578
Income tax provision	(345)	(311)
Net income	46,209	71,267
Net income attributable to noncontrolling interests – partially owned properties	(104)	(323)
Net income attributable to American Campus Communities Operating Partnership, L.P.	46,105	70,944
Series A preferred unit distributions	(42)	(44)
Net income attributable to common unitholders	$46,063	$70,900

Other comprehensive loss
Change in fair value of interest rate swaps and other	(1,410)	(1,868)
Comprehensive income	$44,653	$69,032

Income per unit attributable to common unitholders
Basic	$0.37	$0.63
Diluted	$0.36	$0.63

Weighted-average common units outstanding
Basic	124,756,031	112,128,315
Diluted	125,576,358	112,864,146

Distributions declared per Common Unit	$0.40	$0.38

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN CAPITAL
(unaudited, in thousands, except unit data)

					Accumulated	Noncontrolling
					Other	Interests -
	General Partner		Limited Partner		Comprehensive	Partially Owned
	Units	Amount	Units	Amount	Loss	Properties	Total
Capital, December 31, 2015	12,222	$93	112,348,810	$2,775,933	$(5,830)	$11,461	$2,781,657
Adjustments to reflect redeemable limited partners’ interest at fair value	—	—	—	(6,833)	—	—	(6,833)
Amortization of restricted stock awards	—	—	—	2,651	—	—	2,651
Vesting of restricted stock awards and restricted stock units	—	—	127,352	(2,978)	—	—	(2,978)
Distributions	—	(5)	—	(52,508)	—	—	(52,513)
Distributions to noncontrolling interests - partially owned properties	—	—	—	—	—	(100)	(100)
Conversion of operating partnership units to common stock	—	—	15,000	163	—	—	163
Issuance of units in exchange for contributions of equity offering proceeds	—	—	17,940,000	707,414	—	—	707,414
Change in fair value of interest rate swaps	—	—	—	—	(1,513)	—	(1,513)
Amortization of interest rate swap terminations	—	—	—	—	103	—	103
Contributions by noncontrolling partners	—	—	—	—	—	56	56
Net income	—	4	—	45,583	—	104	45,691
Capital, March 31, 2016	12,222	$92	130,431,162	$3,469,425	$(7,240)	$11,521	$3,473,798

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
	2016	2015
Operating activities
Net income	$46,209	$71,267
Adjustments to reconcile net income to net cash provided by operating activities:
Gains from disposition of real estate	(17,409)	(44,252)
Depreciation and amortization	53,716	50,273
Amortization of deferred financing costs and debt premiums/discounts	(615)	(1,540)
Share-based compensation	2,651	2,061
Income tax provision	345	311
Amortization of interest rate swap terminations	103	102
Changes in operating assets and liabilities:
Restricted cash	(3,904)	(2,971)
Student contracts receivable, net	11,376	1,585
Other assets	(1,669)	11,667
Accounts payable and accrued expenses	(23,156)	(18,631)
Other liabilities	(3,580)	7,240
Net cash provided by operating activities	64,067	77,112

Investing activities
Proceeds from disposition of properties	72,613	226,532
Cash paid for property acquisitions	—	(166,581)
Capital expenditures for wholly-owned properties	(9,263)	(11,495)
Investments in wholly-owned properties under development	(76,649)	(56,972)
Capital expenditures for on-campus participating properties	(655)	(333)
Investment in on-campus participating property under development	—	(448)
(Increase) decrease in escrow deposits for real estate investments	(1,520)	512
Change in restricted cash related to capital reserves	(447)	1,377
Increase in ownership of consolidated subsidiary	—	(1,708)
Purchase of corporate furniture, fixtures and equipment	(1,771)	(2,213)
Net cash used in investing activities	(17,692)	(11,329)

Financing activities
Proceeds from issuance of common units in exchange for contributions, net	708,345	213,416
Pay-off of unsecured term loan	(400,000)	—
Proceeds from unsecured term loan	150,000	—
Pay-off of mortgage and construction loans	(4,390)	(125,370)
Proceeds from revolving credit facility	67,700	172,200
Pay downs of revolving credit facility	(136,600)	(282,800)
Proceeds from construction loans	—	258
Scheduled principal payments on debt	(3,917)	(3,841)
Debt issuance and assumption costs	(744)	(196)
Taxes paid on net-share settlements	(2,977)	(2,878)
Distributions paid on unvested restricted stock awards	(393)	(334)
Distributions paid to common and preferred unitholders	(52,685)	(43,094)
Distributions paid to noncontrolling partners - partially owned properties	(100)	(394)
Net cash used in financing activities	324,239	(73,033)

Net change in cash and cash equivalents	370,614	(7,250)
Cash and cash equivalents at beginning of period	16,659	25,062
Cash and cash equivalents at end of period	$387,273	$17,812

Supplemental disclosure of non-cash investing and financing activities
Loans assumed in connection with property acquisitions	$—	$(11,623)
Issuance of common units in connection with property acquisitions	$—	$(14,182)
Change in fair value of derivative instruments, net	$(1,513)	$(1,868)

Supplemental disclosure of cash flow information
Interest paid	$30,668	$21,151

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

The general partner of ACCOP is American Campus Communities Holdings, LLC (“ACC Holdings”), an entity that is wholly-owned by ACC.  As of March 31, 2016, ACC Holdings held an ownership interest in ACCOP of less than 1%. The limited partners of ACCOP are ACC and other limited partners consisting of current and former members of management and nonaffiliated third parties.  As of March 31, 2016, ACC owned an approximate 98.9% limited partnership interest in ACCOP.  As the sole member of the general partner of ACCOP, ACC has exclusive control of ACCOP’s day-to-day management.  Management operates ACC and ACCOP as one business.  The management of ACC consists of the same members as the management of ACCOP.  ACC consolidates ACCOP for financial reporting purposes, and ACC does not have significant assets other than its investment in ACCOP.  Therefore, the assets and liabilities of ACC and ACCOP are the same on their respective financial statements.  References to the “Company,” “we,” “us” or “our” mean collectively ACC, ACCOP and those entities/subsidiaries owned or controlled by ACC and/or ACCOP.  References to the “Operating Partnership” mean collectively ACCOP and those entities/subsidiaries owned or controlled by ACCOP.  Unless otherwise indicated, the accompanying Notes to the Consolidated Financial Statements apply to both the Company and the Operating Partnership.

As of March 31, 2016, our property portfolio contained 163 properties with approximately 100,600 beds.  Our property portfolio consisted of 134 owned off-campus student housing properties that are in close proximity to colleges and universities, 24 American Campus Equity (“ACE®”) properties operated under ground/facility leases with eleven university systems and five on-campus participating properties operated under ground/facility leases with the related university systems.  Of the 163 properties, twelve were under development as of March 31, 2016, and when completed will consist of a total of approximately 8,000 beds.  Our communities contain modern housing units and are supported by a resident assistant system and other student-oriented programming, with many offering resort-style amenities.

Through one of ACC’s taxable REIT subsidiaries (“TRSs”), we also provide construction management and development services, primarily for student housing properties owned by colleges and universities, charitable foundations, and others.  As of March 31, 2016, also through one of ACC’s TRSs, we provided third-party management and leasing services for 40 properties that represented approximately 30,500 beds.  Third-party management and leasing services are typically provided pursuant to management contracts that have initial terms that range from one to five years.  As of March 31, 2016, our total owned and third-party managed portfolio included 203 properties with approximately 131,100 beds.

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

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Recently Issued Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2016-05 ("ASU 2016-05"), "Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships." The amendments in this guidance clarify that a change in the counterparty to a derivative instrument that has been designated as a hedging instrument under Topic 815 does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met. The guidance is effective for public business entities for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. Early adoption is permitted. The Company is currently assessing whether ASU 2016-05 will have a material effect on its consolidated financial statements.

In February 2016, the FASB issued Accounting Standards Update 2016-02 (“ASU 2016-02”), "Leases: Amendments to the FASB Accounting Standards Codification." ASU 2016-02 amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. The new standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The guidance is effective for public business entities for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted. The Company is currently assessing whether ASU 2016-02 will have a material effect on its consolidated financial statements.

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

Recently Adopted Accounting Pronouncements

In March 2016, the FASB issued Accounting Standards Update 2016-09 ("ASU 2016-09"), "Improvements to Employee Share-Based Payment Accounting." The updated guidance changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The guidance is effective for public business entities for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. Early adoption is permitted. The Company adopted ASU 2016-09 as of January 1, 2016. ASU 2016-09 did not have a material impact on the Company's consolidated financial statements.

On January 1, 2016, the Company adopted Accounting Standards Update 2015-16 (“ASU 2015-16”), “Simplifying the Accounting for Measurement-Period Adjustments.”  Under the new guidance, the Company will no longer recognize a measurement-period adjustment retroactively in a business combination. Instead, measurement-period adjustments will be recognized during the period in which the amount of the adjustment is determined. The adoption of ASU 2015-16 did not have a material impact on the Company’s consolidated financial statements.

On January 1, 2016, the Company adopted Accounting Standards Update 2015-03 (“ASU 2015-03”), “Simplifying the Presentation of Debt Issuance Costs.”  The impact of adopting ASU 2015-03 on the Company’s consolidated financial statements was the reclassification of deferred financing costs previously included in “other assets” to “secured mortgage, construction and bond debt”, “unsecured notes” and “unsecured term loans” within its consolidated balance sheets for all periods presented.  Other than these reclassifications, the adoption of ASU 2015-03 did not have an impact on the Company’s consolidated financial statements.

On January 1, 2016, the Company adopted Accounting Standards Update 2015-02 (“ASU 2015-02”), “Amendments to the Consolidation Analysis.”  The new guidance changed the analysis a reporting entity must perform to determine whether it should consolidate certain types of legal entities.  The guidance did not amend the existing disclosure requirements for Variable Interest Entities (“VIEs”) or voting interest model entities.  The guidance, however, modified the requirements to qualify under the voting interest model and eliminated the presumption that a general partner should consolidate a limited partnership.  Under the revised guidance, ACCOP is determined to be a VIE.  As ACCOP is already included in the consolidated financial statements of the

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Company, the identification of this entity as a VIE has no impact on its consolidated financial statements.  There were no other legal entities qualifying under the scope of the revised guidance that were consolidated as a result of the adoption of this guidance.  In addition, there were no other voting interest entities under prior existing guidance determined to be VIEs under the revised guidance.

Interim Financial Statements

The accompanying interim financial statements are unaudited, but have been prepared in accordance with GAAP for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission.  Accordingly, they do not include all disclosures required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements of the Company for these interim periods have been included.  Because of the seasonal nature of the Company’s operations, the results of operations and cash flows for any interim period are not necessarily indicative of results for other interim periods or for the full year.  These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

Project costs directly associated with the development and construction of an owned real estate project, which include interest, property taxes, and amortization of deferred finance costs, are capitalized as construction in progress.  Upon completion of the project, costs are transferred into the applicable asset category and depreciation commences.  Interest totaling approximately $2.1 million and $2.5 million was capitalized during the three months ended March 31, 2016 and 2015, respectively.

Management assesses whether there has been an impairment in the value of the Company’s investments in real estate whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Impairment is recognized when estimated expected future undiscounted cash flows are less than the carrying value of the property, or when a property meets the criteria to be classified as held for sale, at which time an impairment charge is recognized for any excess of the carrying value of the property over the expected net proceeds from the disposal.  The estimation of expected future net cash flows is inherently uncertain and relies on assumptions regarding current and future economics and market conditions.  If such conditions change, then an adjustment to the carrying value of the Company’s long-lived assets could occur in the future period in which the conditions change.  To the extent that a property is impaired, the excess of the carrying amount of the property over its estimated fair value is charged to earnings. The Company believes that there were no impairments of the carrying values of its investments in real estate as of March 31, 2016.

The Company allocates the purchase price of acquired properties to net tangible and identified intangible assets based on relative fair values.  Fair value estimates are based on information obtained from a number of sources, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property, our own analysis of recently acquired and existing comparable properties in our portfolio, and other market data.  Information obtained about each property as a result of due diligence, marketing and leasing activities is also considered.  The value allocated to land is generally based on the actual purchase price if acquired separately, or market research/comparables if acquired as part of an existing operating property.

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

Pre-development Expenditures

Pre-development expenditures such as architectural fees, permits and deposits associated with the pursuit of third-party and owned development projects are expensed as incurred, until such time that management believes it is probable that the contract will be executed and/or construction will commence.  Because the Company frequently incurs these pre-development expenditures before a financing commitment and/or required permits and authorizations have been obtained, the Company bears the risk of loss of these pre-development expenditures if financing cannot ultimately be arranged on acceptable terms or the Company is unable to successfully obtain the required permits and authorizations.  As such, management evaluates the status of third-party and owned projects that have not yet commenced construction on a periodic basis and expenses any deferred costs related to projects whose current status indicates the commencement of construction is unlikely and/or the costs may not provide future value to the Company in the form of revenues.  Such write-offs are included in third-party development and management services expenses (in the case of third-party development projects) or general and administrative expenses (in the case of owned development projects) on the accompanying consolidated statements of comprehensive income.  As of March 31, 2016, the Company has deferred approximately $7.8 million in pre-development costs related to third-party and owned development projects that have not yet commenced construction.  Such costs are included in other assets on the accompanying consolidated balance sheets.

Earnings per Share – Company

Basic earnings per share is computed using net income attributable to common stockholders and the weighted average number of shares of the Company’s common stock outstanding during the period.  Diluted earnings per share reflects common shares issuable from the assumed conversion of American Campus Communities Operating Partnership Units ("OP Units") and common share awards granted.  Only those items having a dilutive impact on basic earnings per share are included in diluted earnings per share.

The following potentially dilutive securities were outstanding for the three months ended March 31, 2016 and 2015, but were not included in the computation of diluted earnings per share because the effects of their inclusion would be anti-dilutive.

	Three Months Ended March 31,
	2016	2015
Common OP Units (Note 10)	1,310,046	—
Preferred OP Units (Note 10)	103,590	—
Total potentially dilutive securities	1,413,636	—

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

 The following is a summary of the elements used in calculating basic and diluted earnings per share:

	Three Months Ended March 31,
	2016	2015
Numerator – basic and diluted earnings per share:
Net income	$46,209	$71,267
Net income attributable to noncontrolling interests	(622)	(1,070)
Net income attributable to common stockholders	45,587	70,197
Amount allocated to participating securities	(393)	(334)
Net income attributable to common stockholders	$45,194	$69,863

Denominator:
Basic weighted average common shares outstanding	123,445,985	110,955,099
Unvested Restricted Stock Awards (Note 11)	820,327	735,831
Common OP units (Note 10)	—	1,173,216
Preferred OP units (Note 10)	—	110,359
Diluted weighted average common shares outstanding	124,266,312	112,974,505

Earnings per share:
Net income attributable to common stockholders - basic	$0.37	$0.63
Net income attributable to common stockholders - diluted	$0.36	$0.62

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

The following is a summary of the elements used in calculating basic and diluted earnings per unit:

	Three Months Ended March 31,
	2016	2015
Numerator – basic and diluted earnings per unit:
Net income	$46,209	$71,267
Net income attributable to noncontrolling interests – partially owned properties	(104)	(323)
Series A preferred unit distributions	(42)	(44)
Amount allocated to participating securities	(393)	(334)
Net income attributable to common unitholders	$45,670	$70,566

Denominator:
Basic weighted average common units outstanding	124,756,031	112,128,315
Unvested Restricted Stock Awards (Note 11)	820,327	735,831
Diluted weighted average common units outstanding	125,576,358	112,864,146

Earnings per unit:
Net income attributable to common unitholders - basic	$0.37	$0.63
Net income attributable to common unitholders - diluted	$0.36	$0.63

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

3. Property Acquisitions

During three months ended March 31, 2015, the Company acquired five wholly-owned properties containing 2,298 beds for a combined purchase price of approximately $195.3 million. The Company assumed approximately $11.6 million of mortgage debt as part of these transactions.
4. Property Dispositions

During the first quarter of 2016, the Company sold the following wholly-owned properties for approximately $73.8 million, resulting in net proceeds of approximately $72.6 million. The combined net gain on these dispositions totaled approximately $17.4 million.

Property	Location	Primary University Served	Disposition Date	Beds
The Edge - Orlando	Orlando, FL	University of Central Florida	March, 2016	930
University Village - Sacramento	Sacramento, CA	California State Univ. - Sacramento	March, 2016	394
				1,324

During the three months ended March 31, 2015, the Company sold 10 wholly-owned properties containing 6,001 beds for a combined sales price of approximately $231.0 million, resulting in net proceeds of approximately $226.5 million. The combined net gain on these dispositions totaled approximately $44.3 million.

5. Investments in Wholly-Owned Properties

Wholly-owned properties consisted of the following:

	March 31, 2016	December 31, 2015
Land (1) (2)	$597,898	$597,894
Buildings and improvements	5,243,871	5,235,033
Furniture, fixtures and equipment	315,178	311,696
Construction in progress (2)	244,496	154,988
	6,401,443	6,299,611
Less accumulated depreciation	(827,347)	(777,340)
Wholly-owned properties, net	$5,574,096	$5,522,271	(3)

(1)
The land balance above includes undeveloped land parcels with book values of approximately $44.8 million and $66.2 million as of March 31, 2016 and December 31, 2015, respectively.  It also includes land totaling approximately $54.5 million and $33.0 million as of March 31, 2016 and December 31, 2015, respectively, related to properties under development.

(2)
Land includes $1.9 million as of both March 31, 2016 and December 31, 2015, and construction in progress includes $15.8 million and $12.6 million as of March 31, 2016 and December 31, 2015, respectively, related to the The Court at Stadium Centre property located in Tallahassee, Florida that will serve students attending Florida State University. In conjunction with the purchase of Stadium Centre in July 2015, the Company entered into a pre-sale agreement to purchase this adjacent property which is anticipated to be completed in August 2016. The Company is obligated to purchase the property as long as certain construction completion deadlines and other closing conditions are met. The Company is responsible for leasing, management, and initial operations of the project while the third-party developer is responsible for the development of the property. The entity that owns The Court at Stadium Centre is deemed to be a VIE, and the Company is determined to be the primary beneficiary of the VIE. As such, the assets and liabilities of the entity owning the property are included in the Company's and the Operating Partnership's consolidated financial statements.

(3)
The balance above excludes the net book value of two wholly-owned properties classified as held for sale in the accompanying consolidated balance sheet as of December 31, 2015. These properties were sold in March 2016 (see Note 4).

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

6. On-Campus Participating Properties

On-campus participating properties are as follows:

			Historical Cost
Lessor/University	Lease Commencement	Required Debt Repayment	March 31, 2016	December 31, 2015
Texas A&M University System / Prairie View A&M University (1)	2/1/1996	9/1/2023	$44,520	$44,147
Texas A&M University System / Texas A&M International	2/1/1996	9/1/2023	7,074	7,064
Texas A&M University System / Prairie View A&M University (2)	10/1/1999	8/31/2025	27,790	27,717
		8/31/2028
University of Houston System / University of Houston (3)	9/27/2000	8/31/2035	37,529	37,381
West Virginia University System / West Virginia University	7/16/2013	7/16/2045	43,727	43,676
			160,640	159,985
Less accumulated amortization			(71,650)	(69,856)
On-campus participating properties, net			$88,990	$90,129

(1)	Consists of three phases placed in service between 1996 and 1998.

(2)	Consists of two phases placed in service in 2000 and 2003.

(3)	Consists of two phases placed in service in 2001 and 2005.

7. Investments in Unconsolidated Joint Ventures

As of March 31, 2016, the Company owned a noncontrolling interest in one unconsolidated joint venture that is accounted for utilizing the equity method of accounting.  The Company discontinued applying the equity method in regards to its investment in this joint venture as a result of the Company’s share of losses exceeding its investment in the joint venture.  Because the Company had not guaranteed any obligations of the investee and was not otherwise committed to provide further financial support to the investee, it therefore suspended recording its share of losses once the investment was reduced to zero.  The Company also earns fees for providing management services to this joint venture, which totaled approximately $0.5 million and $0.3 million for the three months ended March 31, 2016 and 2015, respectively.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

8. Debt

On January 1, 2016, the Company adopted ASU 2015-03, and as a result, deferred financing costs associated with secured mortgage, construction and bond debt, unsecured notes, and unsecured term loans are now subject to the new accounting guidance and are presented as a direct reduction to the carrying value of the debt. Prior period amounts have been reclassified to conform to the current period presentation (see Note 2). A summary of the Company’s outstanding consolidated indebtedness is as follows:

	March 31, 2016	December 31, 2015
Debt secured by wholly-owned properties:
Mortgage loans payable:
Unpaid principal balance	$927,677	$934,769
Unamortized deferred financing costs	(4,728)	(5,084)
Unamortized debt premiums	47,488	50,763
Unamortized debt discounts	(127)	(166)
	970,310	980,282
Construction loans payable (1)	8,756	5,559
Unamortized deferred financing costs	(431)	(374)
	978,635	985,467
Debt secured by on-campus participating properties:
Mortgage loans payable	73,017	73,465
Bonds payable	36,935	36,935
Unamortized deferred financing costs	(871)	(905)
	109,081	109,495
Total secured mortgage, construction and bond debt	1,087,716	1,094,962
Unsecured notes, net of unamortized OID and deferred financing costs (2)	1,187,175	1,186,700
Unsecured term loans, net of unamortized deferred financing costs (3)	348,376	597,719
Unsecured revolving credit facility	—	68,900
Total debt	$2,623,267	$2,948,281

(1)
Construction loans payable consists of a construction loan partially financing the development and construction of The Court at Stadium Centre, a VIE the Company is including in its consolidated financial statements (see Note 5). The creditor of this construction loan does not have recourse to the assets of the Company.

(2)
Includes net unamortized original issue discount ("OID") of $2.2 million at both March 31, 2016 and December 31, 2015, and net unamortized deferred financing costs of $10.7 million at March 31, 2016 and $11.1 million at December 31, 2015.

(3)	Includes net unamortized deferred financing costs of $1.6 million at March 31, 2016 and $2.3 million at December 31, 2015.

Pay-off of Mortgage and Construction Debt

During the three months ended March 31, 2016, the Company paid off approximately $4.4 million of fixed rate mortgage debt secured by The Lofts at Capital Garage, a wholly-owned property.

During the three months ended March 31, 2015, the Company paid off approximately $61.4 million of fixed rate mortgage debt secured by three wholly-owned properties, $19.3 million of fixed rate mortgage debt prior to the sale of of two properties, and $44.6 million of variable rate construction debt secured by two owned on-campus ACE properties.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Unsecured Notes

The Company has issued the following senior unsecured notes:

Date Issued	Amount	% of Par Value	Coupon	Yield	Original Issue Discount	Term
September 2015	$400,000	99.811	3.350%	3.391%	$756	5
June 2014	400,000	99.861	4.125%	4.142%	556	10
April 2013	400,000	99.659	3.750%	3.791%	1,364	10
	$1,200,000				$2,676

The notes are fully and unconditionally guaranteed by the Company.  Interest on the notes is payable semi-annually. The terms of the unsecured notes include certain financial covenants that require the Operating Partnership to limit the amount of total debt and secured debt as a percentage of total asset value, as defined.  In addition, the Operating Partnership must maintain a minimum ratio of unencumbered asset value to unsecured debt, as well as a minimum interest coverage level. As of March 31, 2016, the Company was in compliance with all such covenants.

Unsecured Credit Facility

The Company has an aggregate unsecured credit facility totaling $0.9 billion which is comprised of unsecured term loans totaling $350 million and a $500 million unsecured revolving credit facility, which may be expanded by up to an additional $500 million upon the satisfaction of certain conditions. On January 29, 2016 the Company refinanced $150 million of the $350 million term loan facility ("Term Loan I Facility") by extending the maturity date for the $150 million portion from January 10, 2017 to March 29, 2021. The remaining $200 million of the $350 million Term Loan I Facility matures on January 10, 2017 and can be extended to January 10, 2019 through the exercise of two 12-month extension options, subject to the satisfaction of certain conditions. The maturity date of the unsecured revolving credit facility is March 1, 2018, and can be extended for an additional 12 months to March 1, 2019, subject to the satisfaction of certain conditions. The $250 million term loan facility ("Term Loan II Facility") was repaid in February 2016 using proceeds from the issuance of 17,940,000 common shares (see Note 9 for details). In connection with this payoff, the Company accelerated the amortization of $1.1 million of deferred financing costs related to the Term Loan II Facility.

Each loan bears interest at a variable rate, at the Company’s option, based upon a base rate or one-, two-, three- or six-month LIBOR, plus, in each case, a spread based upon the Company’s investment grade rating from either Moody’s Investor Services, Inc. or Standard & Poor’s Rating Group. In February 2016, Standard & Poor's upgraded the Company's investment grade rating from BBB- to BBB, which decreased the spreads by approximately 30 basis points. The Company has entered into multiple interest rate swap contracts with notional amounts totaling $350 million that effectively fix the interest rate to a weighted average annual rate of 0.88% on the outstanding balance of the Term Loan I Facility. Including the current spread of 1.20% for the $200 million of the Term Loan I Facility, and a current spread of 1.10% for the remaining $150 million of the Term Loan I Facility, the all-in weighted average annual rate on the Term Loan I Facility was 2.04% at March 31, 2016. Refer to Note 12 for more information on the interest rate swap contracts mentioned above. Availability under the revolving credit facility is limited to an “aggregate borrowing base amount” equal to 60% of the value of the Company’s unencumbered properties, calculated as set forth in the unsecured credit facility.  Additionally, the Company is required to pay a facility fee of 0.20% per annum on the $500 million revolving credit facility.  In February 2016, the Company paid down the outstanding balance on its revolving credit facility in full. As a result, availability under the revolving credit facility totaled $500 million as of March 31, 2016.

The terms of the unsecured credit facility include certain restrictions and covenants, which limit, among other items, the incurrence of additional indebtedness, liens, and the disposition of assets.  The facility contains customary affirmative and negative covenants and also contains financial covenants that, among other things, require the Company to maintain certain minimum ratios of “EBITDA” (earnings before interest, taxes, depreciation and amortization) to fixed charges and total indebtedness.  The Company may not pay distributions that exceed a specified percentage of funds from operations, as adjusted, for any four consecutive quarters.  The financial covenants also include consolidated net worth and leverage ratio tests.  As of March 31, 2016, the Company was in compliance with all such covenants.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

9. Stockholders' Equity / Partners' Capital

Stockholders' Equity - Company

On February 5, 2016, ACC completed an equity offering, consisting of the sale of 17,940,000 shares of ACC’s common stock at a price of $41.25 per share, including 2,340,000 shares issued as a result of the exercise of the underwriters’ overallotment option in full at closing. The offering generated gross proceeds of approximately $740.0 million. The aggregate proceeds to ACC, net of the underwriting discount and expenses of the offering, were approximately $707.4 million.

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

There was no activity under the Company's ATM Equity Program during the three months ended March 31, 2016. The following table presents activity under the Company’s prior ATM Equity Program during three months ended March 31, 2015:

Three Months Ended March 31, 2015
Total net proceeds	$213,416
Commissions paid to sales agents	$3,250
Weighted average price per share	$43.92
Shares of common stock sold	4,933,665

As of March 31, 2016, the Company had approximately $500 million available for issuance under its ATM Equity Program.

In 2015, the Company established a Non-Qualified Deferred Compensation Plan (“Deferred Compensation Plan”) maintained for the benefit of select employees and members of the Company’s Board of Directors, in which vested share awards (see Note 13), salary and other cash amounts earned may be deposited. Deferred Compensation Plan assets are held in a rabbi trust, which is subject to the claims of the Company’s creditors in the event of bankruptcy or insolvency. The value of the vested share awards held in the Deferred Compensation Plan is classified within stockholders’ equity in a manner similar to the manner in which treasury stock is accounted. Subsequent changes in the fair value of the shares are not recognized. During the three months ended March 31, 2016, 35 shares of vested restricted stock awards (“RSAs”) were deposited into the Deferred Compensation Plan. As of March 31, 2016, the Deferred Compensation Plan held 10,190 vested share awards.

Partners’ Capital – Operating Partnership

In connection with the equity offering and ATM Equity Program discussed above, ACCOP issued a number of American Campus Operating Partnership Common OP Units ("Common OP Units") to ACC equivalent to the number of common shares issued by ACC.

In connection with the purchase of 8 1/2 Canal Street during the first quarter of 2015, ACCOP issued 343,895 Common OP Units to the seller, valued at $41.24 per unit.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

10. Noncontrolling Interests

Operating Partnership

Partially-owned properties: As of March 31, 2016, the Operating Partnership consolidates three joint ventures that own and operate University Village at Sweet Home, University Centre and Villas at Chestnut Ridge owned-off campus properties.  The portion of net assets attributable to the third-party partners in these joint ventures is classified as “noncontrolling interests - partially owned properties” within capital on the accompanying consolidated balance sheets of the Operating Partnership.  Accordingly, the third-party partners’ share of the income or loss of the joint ventures is reported on the consolidated statements of comprehensive income of the Operating Partnership as “net income attributable to noncontrolling interests – partially owned properties.”

As discussed in Note 5, in July 2015, the Company entered into a purchase agreement with a private developer whereby the Company is obligated to purchase a property (The Court at Stadium Centre) as long as the developer meets certain construction completion deadlines and other conditions. The $7.3 million equity contribution from the developer is reflected as noncontrolling interest - partially owned properties within capital on the accompanying consolidated balance sheets of the Operating Partnership as of March 31, 2016.

OP Units:  For the portion of OP Units that the Operating Partnership is required, either by contract or securities law, to deliver registered common shares of ACC to the exchanging OP unit holder, or for which the Operating Partnership has the intent or history of exchanging such units for cash, we classify the units as “redeemable limited partners” in the mezzanine section of the consolidated balance sheets of the Operating Partnership. The units classified as such include Series A Preferred Units ("Preferred OP Units") as well as common OP units that are not held by ACC or ACC Holdings. The value of redeemable limited partners on the consolidated balance sheets of the Operating Partnership is reported at the greater of fair value, which is based on the closing market value of the Company's common stock, or historical cost at the end of each reporting period. Changes in the value from period to period are charged to limited partners' capital on the consolidated statement of changes in capital of the Operating Partnership.

Below is a table summarizing the activity of redeemable limited partners for the three months ended March 31, 2016:

December 31, 2015	$59,511
Net income	518
Distributions	(565)
Conversion of redeemable limited partner units into shares of ACC common stock	(164)
Adjustments to reflect redeemable limited partner units at fair value	6,833
March 31, 2016	$66,133

During the three months ended March 31, 2016, 15,000 Preferred OP Units were converted into an equal number of shares of ACC’s common stock and during the year ended December 31, 2015, 118,474 Common OP Units and 1,000 Preferred OP Units were converted into an equal number of shares of ACC’s common stock. As of March 31, 2016 and December 31, 2015, approximately 1.1% and 1.2%, respectively, of the equity interests of the Operating Partnership were held by owners of Common OP Units and Preferred OP Units not held by ACC or ACC Holdings.

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

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

11. Incentive Award Plan

Restricted Stock Awards (“RSAs”)

A summary of RSAs under the American Campus Communities, Inc. 2010 Incentive Award Plan (the "Plan") as of March 31, 2016 and activity during the three months then ended, is presented below:

Number of RSAs
Nonvested balance at December 31, 2015	655,925
Granted	327,306
Vested	(127,352)
Forfeited (1)	(71,894)
Nonvested balance at March 31, 2016	783,985

(1) Includes shares withheld to satisfy tax obligations upon vesting.

The fair value of RSAs is calculated based on the closing market value of ACC’s common stock on the date of grant.  The fair value of these awards is amortized to expense over the vesting periods, which amounted to approximately $2.7 million and $2.1 million for the three months ended March 31, 2016 and 2015, respectively.

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

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements.  To accomplish this objective, the Company primarily uses interest rate swaps and forward starting swaps as part of its interest rate risk management strategy.  Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.  Forward starting swaps are used to protect the Company against adverse fluctuations in interest rates by reducing its exposure to variability in cash flows relating to interest payments on a forecasted issuance of debt. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in other comprehensive income (outside of earnings) and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. Ineffectiveness resulting from the derivative instruments summarized below was immaterial for the three month periods ended March 31, 2016 and 2015.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table summarizes the Company’s outstanding interest rate swap contracts as of March 31, 2016:

Hedged Debt Instrument	Effective Date	Maturity Date	Pay Fixed Rate	Receive Floating Rate Index	Current Notional Amount	Fair Value
Cullen Oaks mortgage loan	Feb 18, 2014	Feb 15, 2021	2.2750%	LIBOR - 1 month	$14,594	$(800)
Cullen Oaks mortgage loan	Feb 18, 2014	Feb 15, 2021	2.2750%	LIBOR - 1 month	14,744	(808)
Term Loan I Facility	Feb 2, 2012	Jan 2, 2017	0.8695%	LIBOR – 1 month	125,000	(325)
Term Loan I Facility	Feb 2, 2012	Jan 2, 2017	0.8800%	LIBOR – 1 month	100,000	(268)
Term Loan I Facility	Feb 2, 2012	Jan 2, 2017	0.8875%	LIBOR – 1 month	62,500	(171)
Term Loan I Facility	Feb 2, 2012	Jan 2, 2017	0.8890%	LIBOR – 1 month	62,500	(172)
Park Point mortgage loan	Nov 1, 2013	Oct 5, 2018	1.5450%	LIBOR - 1 month	70,000	(1,417)
				Total	$449,338	$(3,961)

In January 2016, the Company refinanced a portion of the Term Loan Facility I (See Note 8 for details). While the maturity of a portion of the Term Loan Facility I was extended to March 29, 2021, there were no changes to the timing and amounts of the cash flows received or paid under the interest rate swaps, which will expire on the original maturity date. As a result, the Company concluded that a dedesignation of the original hedge relationship was not required.
In March 2014, the Company entered into two forward starting interest rate swap contracts with notional amounts totaling $200 million designated to hedge the Company's exposure to increasing interest rates related to interest payments on an anticipated issuance of unsecured notes. In connection with the issuance of unsecured notes in June 2014, the Company terminated both swap contracts resulting in payments to both counterparties totaling approximately $4.1 million, which were recorded in accumulated other comprehensive loss and will be amortized to interest expense over the term of the unsecured notes. When including the effect of these interest rate swap terminations, the effective yield on the unsecured notes is 4.27%. During both the three months ended March 31, 2016 and 2015 $0.1 million was amortized from accumulated other comprehensive loss to interest expense. As of March 31, 2016 and December 31, 2015, approximately $3.4 million and $3.5 million of the $4.1 million payment remained to be amortized, respectively.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of March 31, 2016 and December 31, 2015:

	Liability Derivatives
		Fair Value as of
Description	Balance Sheet Location	March 31, 2016	December 31, 2015
Interest rate swaps contracts	Other liabilities	$3,961	$2,454
Total derivatives designated as hedging instruments		$3,961	$2,454

13.  Fair Value Disclosures

The following table presents information about the Company’s financial instruments measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.  In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities the Company has the ability to access.  Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.  Level 2 inputs include quoted prices for similar assets and liabilities in active markets and inputs other than quoted prices observable for the asset or liability, such as interest rates and yield curves observable at commonly quoted intervals.  Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

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

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Disclosures concerning financial instruments measured at fair value are as follows:

	Fair Value Measurements as of
	March 31, 2016				December 31, 2015
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities:
Derivative financial instruments	$—	$3,961	$—	$3,961	$—	$2,454	$—	$2,454
Mezzanine:
Redeemable noncontrolling interests (Company)/Redeemable limited partners (Operating Partnership)	$—	$66,133	$—	$66,133	$—	$59,511	$—	$59,511

The Company uses derivative financial instruments, specifically interest rate swaps and forward starting swaps, for nontrading purposes.  The Company uses interest rate swaps to manage interest rate risk arising from previously unhedged interest payments associated with variable rate debt and forward starting swaps to reduce exposure to variability in cash flows relating to interest payments on forecasted issuances of debt.  Through March 31, 2016, derivative financial instruments were designated and qualified as cash flow hedges.  Derivative contracts with positive net fair values inclusive of net accrued interest receipts or payments are recorded in other assets.  Derivative contracts with negative net fair values, inclusive of net accrued interest payments or receipts, are recorded in other liabilities.  The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative.  This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves.  The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts).  The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.

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

Although the Company has determined the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparty.  However, as of March 31, 2016 and December 31, 2015, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivative financial instruments.  As a result, the Company has determined each of its derivative valuations in its entirety is classified in Level 2 of the fair value hierarchy.

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

The table below contains the estimated fair value and related carrying amounts for the Company’s financial instruments as of March 31, 2016 and December 31, 2015:

	March 31, 2016		December 31, 2015
	Estimated Fair Value	Carrying Amount	Estimated Fair Value	Carrying Amount
Assets:
Loans receivable (1)	$48,030	$57,992	$48,030	$57,175
Liabilities:
Unsecured notes (2)	$1,220,061	$1,187,175	$1,180,466	$1,186,700
Mortgage loans (2)	1,000,983	1,043,002	994,809	1,053,414
Bonds (2)	41,824	36,389	40,716	36,363

(1)
Management’s estimate of the collectability of principal and interest payments under the company’s loans receivable from CaPFA Capital Corp. 2000F (“CaPFA”), which mature in December 2040, are highly dependent on the future operating performance of the properties securing the loans.  As future economic conditions and/or market conditions at the properties change, management will continue to evaluate the collectability of such amounts. The Company believes there were no impairments of the carrying value of its loans receivable as of March 31, 2016.

(2)	Both the estimated fair value and the carrying amount of unsecured notes, mortgage loans, and bonds includes unamortized deferred financing costs (see Note 8).

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

14. Commitments and Contingencies

Commitments

Construction Contracts: As of March 31, 2016, the Company estimates additional costs to complete eleven wholly-owned development projects under construction (excluding the pre-sale arrangement discussed below) to be approximately $366.5 million. The Company expects to fund this amount through a combination of net proceeds from the February equity offering discussed in Note 9, cash flows generated from operations, and proceeds from completed and anticipated property dispositions.

Pre-sale Arrangements: In conjunction with the purchase of Stadium Centre in July 2015, the Company entered into a pre-sale agreement to purchase The Court at Stadium Centre, an adjacent property which is anticipated to be completed in August 2016 for $26.5 million (see Note 5). Of the $26.5 million purchase price, $6.9 million was paid in conjunction with the purchase of the adjacent property, Stadium Centre.

Development-related Guarantees: For certain of its third-party development projects, the Company commonly provides alternate housing and project cost guarantees, subject to force majeure.  These guarantees are typically limited, on an aggregate basis, to the amount of the projects’ related development fees or a contractually agreed-upon maximum exposure amount.  Alternate housing guarantees typically expire five days after construction is complete and generally require the Company to provide substitute living quarters and transportation for students to and from the university if the project is not complete by an agreed-upon completion date.  Under project cost guarantees, the Company is responsible for the construction cost of a project in excess of an approved budget.   The budget consists primarily of costs included in the general contractors’ guaranteed maximum price contract (“GMP”).  In most cases, the GMP obligates the general contractor, subject to force majeure and approved change orders, to provide completion date guarantees and to cover cost overruns and liquidated damages.  In addition, the GMP is typically secured with payment and performance bonds.  Project cost guarantees expire upon completion of certain developer obligations, which are normally satisfied within one year after completion of the project. The Company’s estimated maximum exposure amount under the above guarantees is approximately $1.5 million as of March 31, 2016.

In the normal course of business, the Company enters into various development-related purchase commitments with parties that provide development-related goods and services.  In the event that the Company was to terminate development services prior to the completion of projects under construction, the Company could potentially be committed to satisfy outstanding purchase orders with such parties.  At March 31, 2016, management did not anticipate any material deviations from schedule or budget related to third-party development projects currently in progress.

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

In addition, in connection with certain property acquisitions, the Company has assumed the obligation to fund future infrastructure improvements located near the acquired properties.  During the three months ended March 31, 2016 and 2015, the Company did not incur any costs related to this obligation. Should additional obligations arise, it is likely that such payments made by the Company will be expensed at such time the local municipalities decide to move forward with the projects.

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

	Three Months Ended March 31,
	2016	2015
Wholly-Owned Properties
Rental revenues and other income	$186,504	$180,728
Interest income	265	271
Total revenues from external customers	186,769	180,999
Operating expenses before depreciation, amortization, ground/facility leases and allocation of corporate overhead	(77,998)	(79,054)
Ground/facility leases	(1,454)	(1,223)
Interest expense	(6,906)	(8,738)
Operating income before depreciation, amortization, and allocation of corporate overhead	$100,411	$91,984
Depreciation and amortization	$51,223	$48,309
Capital expenditures	$85,912	$68,467
Total segment assets at March 31,	$5,793,453	$5,593,579

On-Campus Participating Properties
Total revenues from external customers	$10,046	$9,200
Operating expenses before depreciation, amortization, ground/facility leases and allocation of corporate overhead	(2,758)	(2,427)
Ground/facility leases	(850)	(875)
Interest expense	(1,418)	(1,478)
Operating income before depreciation, amortization and allocation of corporate overhead	$5,020	$4,420
Depreciation and amortization	$1,823	$1,716
Capital expenditures	$655	$781
Total segment assets at March 31,	$107,731	$111,208

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Three Months Ended March 31,
	2016	2015

Development Services
Development and construction management fees	$1,035	$564
Operating expenses	(3,595)	(3,107)
Operating loss before depreciation, amortization and allocation of corporate overhead	$(2,560)	$(2,543)
Total segment assets at March 31,	$2,397	$1,581

Property Management Services
Property management fees from external customers	$2,410	$2,001
Intersegment revenues	5,951	5,868
Total revenues	8,361	7,869
Operating expenses	(2,984)	(2,828)
Operating income before depreciation, amortization and allocation of corporate overhead	$5,377	$5,041
Total segment assets at March 31,	$8,876	$6,871

Reconciliations
Total segment revenues and other income	$206,211	$198,632
Unallocated interest income earned on investments and corporate cash	1,014	841
Elimination of intersegment revenues	(5,951)	(5,868)
Total consolidated revenues, including interest income	$201,274	$193,605

Segment operating income before depreciation, amortization and allocation of corporate overhead	$108,248	$98,902
Depreciation and amortization	(56,258)	(52,030)
Net unallocated expenses relating to corporate interest and overhead	(22,845)	(18,951)
Gain from disposition of real estate	17,409	44,252
Loss from early extinguishment of debt	—	(595)
Income tax provision	(345)	(311)
Net income	$46,209	$71,267

Total segment assets	$5,912,457	$5,713,239
Unallocated corporate assets	455,080	88,763
Total assets at March 31,	$6,367,537	$5,802,002

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

16. Subsequent Events

Distributions:  On May 4, 2016, the Company declared a distribution per share of $0.42, which will be paid on May 27, 2016 to all common stockholders of record as of May 16, 2016.  At the same time, the Operating Partnership will pay an equivalent amount per unit to holders of Common OP Units, as well as the quarterly cumulative preferential distribution to holders of Preferred OP Units (see Note 10).

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

Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following: general risks affecting the real estate industry; risks associated with changes in University admission or housing policies; risks associated with the availability and terms of financing and the use of debt to fund acquisitions and developments; failure to manage effectively our growth and expansion into new markets or to integrate acquisitions successfully; risks and uncertainties affecting property development and construction; risks associated with downturns in the national and local economies, volatility in capital and credit markets, increases in interest rates, and volatility in the securities markets; costs of compliance with the Americans with Disabilities Act and other similar laws; potential liability for uninsured losses and environmental contamination; risks associated with our Company’s potential failure to qualify as a REIT under the Internal Revenue Code of 1986 (the “Code”), as amended, and possible adverse changes in tax and environmental laws; and the other factors discussed in the “Risk Factors” contained in Item 1A of our Form 10-K for the year ended December 31, 2015.

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

Property Portfolio

As of March 31, 2016, our total owned property portfolio contained 163 properties, consisting of owned off-campus student housing properties that are in close proximity to colleges and universities, American Campus Equity (“ACE®”) properties operated under ground/facility leases with university systems, and on-campus participating properties operated under ground/facility leases with the related university systems.  Of the 163 properties, twelve were under development as of March 31, 2016.  Our communities contain modern housing units and are supported by a resident assistant system and other student-oriented programming, with many offering resort-style amenities.

As of March 31, 2016, through ACC’s taxable REIT subsidiary (“TRS”) entities, we provided third-party management and leasing services for 40 properties, bringing our total owned and third-party managed portfolio to 203 properties.  Third-party management and leasing services are typically provided pursuant to management contracts that have initial terms that range from one to five years.  Below is a summary of our property portfolio as of March 31, 2016:

Property portfolio:	Properties	Beds
Wholly-owned operating properties:
Off-campus properties	128	73,309
On-campus ACE	18	14,162
Subtotal – operating properties	146	87,471

Wholly-owned properties under development:
Off-campus properties	6	3,816
On-campus ACE	6	4,219
Subtotal – properties under development	12	8,035

Total wholly-owned properties	158	95,506

On-campus participating properties	5	5,086

Total owned property portfolio	163	100,592

Managed properties	40	30,501
Total property portfolio	203	131,093

Owned development activity

At March 31, 2016, we were in the process of constructing six owned off-campus properties and six on-campus ACE properties. These properties are summarized in the table below:

Project	Project Type	Location	Primary University Served	Beds	Estimated Project Cost	Total Costs Incurred	Scheduled to Open for Occupancy

Currie Hall	ACE	Los Angeles, CA	University of Southern California	456	$52,200	$39,539	August 2016
Fairview House	ACE	Indianapolis, IN	Butler University	633	39,600	31,229	August 2016
University Pointe	ACE	Louisville, KY	University of Louisville	531	44,100	28,233	August 2016
Merwick Stanworth Phase II	ACE	Princeton, NJ	Princeton University	379	46,500	29,682	Fall 2016
The Court at Stadium Centre	Off-campus	Tallahassee, FL	Florida State University	260	26,450	24,832	August 2016
U Club on 28th	Off-campus	Boulder, CO	University of Colorado	400	52,200	38,884	August 2016
U Club Sunnyside	Off-campus	Morgantown, WV	West Virginia University	534	46,300	35,534	August 2016
SUBTOTAL – 2016 DELIVERIES				3,193	$307,350	$227,933

Arizona State Univ. Res. Hall	ACE	Tempe, AZ	Arizona State University	1,594	107,800	22,207	August 2017
Sky View	ACE	Flagstaff, AZ	Northern Arizona University	626	56,600	4,174	August 2017
U Centre on Turner	Off-campus	Columbia, MO	University of Missouri	718	69,100	20,046	August 2017
U Pointe on Speight	Off-campus	Waco, TX	Baylor University	700	49,800	9,910	August 2017
21Hundred @ Overton Park	Off-campus	Lubbock, TX	Texas Tech University	1,204	81,600	19,909	August 2017
SUBTOTAL – 2017 DELIVERIES				4,842	$364,900	$76,246
TOTAL – ALL PROJECTS				8,035	$672,250	$304,179

Dispositions

As discussed in more detail in Note 4 in the accompanying Notes to the Consolidated Financial Statements contained in Item 1, during the three months ended March 31, 2016, the Company sold two properties containing 1,324 beds for approximately $73.8 million.

Third-Party Development Services

Through ACC’s TRS entities, we provide development and construction management services for student housing properties owned by colleges and universities, charitable foundations and others.  As of March 31, 2016, we were under contract on two third-party development projects that are currently under construction and whose fees total $4.0 million.  As of March 31, 2016, fees of approximately $1.1 million remained to be earned by us with respect to these projects, which have scheduled completion dates of August 2016 and December 2016. During the three months ended March 31, 2016, we also earned $0.5 million in fees for the performance of various predevelopment activities at the University of Kansas. This concludes the Company's role in this transaction.

Comparison of the Three Months Ended March 31, 2016 and March 31, 2015

The following table presents our results of operations for the three months ended March 31, 2016 and 2015, including the amount and percentage change in these results between the two periods.

	Three Months Ended March 31,
	2016	2015	Change ($)	Change (%)
Revenues
Wholly-owned properties	$185,702	$179,898	$5,804	3.2%
On-campus participating properties	10,046	9,200	846	9.2%
Third-party development services	1,035	564	471	83.5%
Third-party management services	2,410	2,001	409	20.4%
Resident services	802	830	(28)	(3.4)%
Total revenues	199,995	192,493	7,502	3.9%

Operating expenses
Wholly-owned properties	78,851	79,010	(159)	(0.2)%
On-campus participating properties	3,042	2,668	374	14.0%
Third-party development and management services	3,738	3,139	599	19.1%
General and administrative	5,309	4,751	558	11.7%
Depreciation and amortization	53,716	50,651	3,065	6.1%
Ground/facility leases	2,304	2,098	206	9.8%
Total operating expenses	146,960	142,317	4,643	3.3%

Operating income	53,035	50,176	2,859	5.7%

Nonoperating income and (expenses)
Interest income	1,279	1,112	167	15.0%
Interest expense	(22,627)	(21,988)	(639)	2.9%
Amortization of deferred financing costs	(2,542)	(1,379)	(1,163)	84.3%
Gain from disposition of real estate	17,409	44,252	(26,843)	(60.7)%
Loss from early extinguishment of debt	—	(595)	595	(100.0)%
Total nonoperating (expenses) income	(6,481)	21,402	(27,883)	(130.3)%

Income before income taxes	46,554	71,578	(25,024)	(35.0)%
Income tax provision	(345)	(311)	(34)	10.9%
Net income	46,209	71,267	(25,058)	(35.2)%

Net income attributable to noncontrolling interests
Redeemable noncontrolling interests	(518)	(747)	229	(30.7)%
Partially owned properties	(104)	(323)	219	(67.8)%
Net income attributable to noncontrolling interests	(622)	(1,070)	448	(41.9)%
Net income attributable to ACC, Inc. and subsidiaries common stockholders	$45,587	$70,197	$(24,610)	(35.1)%

Same Store and New Property Operations

We define our same store property portfolio as wholly-owned properties that were owned and operating for both of the full years ended December 31, 2016 and December 31, 2015, and which are not conducting or planning to conduct substantial development, redevelopment, or renovation activities.

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

A reconciliation of our same store, new property and sold property operations to our consolidated statements of comprehensive income is set forth below:

	Same Store Properties		New Properties(1)		Sold Properties(2)		Total - All Properties
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2016	2015	2016	2015	2016	2015	2016	2015
Number of properties	134	134	12	6	2	22	148	162
Number of beds	79,733	79,733	7,738	2,924	1,324	13,621	88,795	96,278

Revenues(3)	$166,176	$162,376	$18,195	$3,759	$2,133	$14,593	$186,504	$180,728
Operating expenses	70,715	69,234	7,028	2,722	1,108	7,054	78,851	79,010

(1)
Does not include properties under construction or undergoing redevelopment as of March 31, 2016.  The number of properties and beds as of March 31, 2015 and revenues and expenses for the three months then ended include properties for which redevelopment activities had not yet commenced.

(2)
Includes two wholly-owned properties that were sold during the three months ended March 31, 2016, along with 20 wholly-owned properties that were sold during 2015. Refer to Note 4 in the accompanying Notes to Consolidated Financial Statements contained in Item 1 for a more detailed discussion of our recent disposition activity.

(3)	Includes revenues which are reflected as resident services revenue on the accompanying consolidated statements of comprehensive income.

Same Store Properties.  The increase in revenue from our same store properties was primarily due to an increase in average rental rates for the 2015/2016 academic years partially offset by a decrease in weighted average occupancy from 97.8% during the three months ended March 31, 2015 to 97.4% for the three months ended March 31, 2016. Future revenues will be dependent on our ability to maintain our current leases in effect for the 2015/2016 academic year, our ability to obtain appropriate rental rates and desired occupancy for the 2016/2017 academic year at our various properties, and the timing and volume of anticipated disposition activity occurring through the remainder of 2016.

The increase in operating expenses from our same store properties was primarily due to: (i) an increase in property taxes on 2014 developments placed in service caused primarily by the stabilization of property tax assessments in the second year of operations; (ii) the timing of planned repairs and maintenance expenditures; and (iii) an increase in marketing expenses. These increases were partially offset by decreases in utilities and insurance expenses. We anticipate that operating expenses for our same store property portfolio for 2016 will increase as compared to 2015 as a result of general inflation.

New Property Operations. Our new properties for the three months ended March 31, 2016 are summarized in the table below:

Property	Location	Primary University Served	Beds	Acquisition/Opening Date
Acquisitions:
Park Point	Syracuse, NY	Syracuse University	226	February 2015
1200 West Marshall	Richmond, VA	Virginia Commonwealth University	406	March 2015
8 1/2 Canal Street	Richmond, VA	Virginia Commonwealth University	540	March 2015
Vistas San Marcos	San Marcos, TX	Texas State University	600	March 2015
Crest at Pearl	Austin, TX	University of Texas	343	June 2015
UP at Metroplex	Binghamton, NY	SUNY Binghamton University	710	June 2015
Stadium Centre	Tallahassee, FL	Florida State University	710	July 2015
		SUBTOTAL - Acquisitions	3,535
Owned Developments:
160 Ross	Auburn, AL	Auburn University	642	August 2015
U Club on Woodward Phase II	Tallahassee, FL	Florida State University	496	August 2015
The Summit at University City	Philadelphia, PA	Drexel University	1,315	September 2015
2125 Franklin	Eugene, OR	University of Oregon	734	September 2015
		SUBTOTAL - Owned Developments	3,187
Renovations:
University Crossings	Philadelphia, PA	Drexel University	1,016	September 2015
		Total - New Properties	7,738

On-Campus Participating Properties (“OCPP”) Operations

Same Store OCPP Properties. We had five participating properties containing 5,086 beds which were operating during the three months ended March 31, 2016 and 2015. Revenues from these properties increased by $0.8 million, from $9.2 million for the three months ended March 31, 2015 to $10.0 million for the three months ended March 31, 2016. This increase was primarily due to an increase in average rental rates and an increase in average occupancy from 93.8% for the three months ended March 31, 2015 to 94.4% for the three months ended March 31, 2016. Operating expenses at these properties increased by $0.3 million, from $2.7 million for the three months ended March 31, 2015 as compared to $3.0 million for the three months ended March 31, 2016, primarily due to an increase in utilities as compared to the prior year. Future revenues will be dependent on our ability to maintain our current leases in effect for the 2015/2016 academic year and our ability to obtain appropriate rental rates and desired occupancy for the 2016/2017 academic year.

Third-Party Development Services Revenue

Third-party development services revenue increased by approximately $0.4 million, from $0.6 million during the three months ended March 31, 2015 to $1.0 million for the three months ended March 31, 2016.  This increase was primarily due to a $0.5 million fee earned for the performance of various predevelopment activities for the University on Kansas during the three months ended March 31, 2016. In addition, during the three months ended March 31, 2016 we continued development and construction management services for two third-party on-campus development projects at Northeastern Illinois University and Oregon State University, which commenced construction in May and December 2015, respectively. During the three months ended March 31, 2016, we had three projects in progress with an average contractual fee of approximately $1.5 million, as compared to the three months ended March 31, 2015 in which we had three projects in progress with an average contractual fee of approximately $2.3 million.

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

Third-Party Management Services Revenue

Third-party management services revenue increased by approximately $0.4 million, from $2.0 million during the three months ended March 31, 2015 to $2.4 million for the three months ended March 31, 2016.  This increase was primarily as a result of revenue earned from newly awarded management contracts, and the recognition of incentive fees from another third-party management contract during the three months ended March 31, 2016. We anticipate a modest increase in third-party management services revenue in 2016 as compared to 2015 from new contracts anticipated to be obtained in 2016, which will be slightly offset by the anticipated discontinuance of certain existing management contracts.

Third-Party Development and Management Services Expenses

Third-party development and management services expenses increased by approximately $0.6 million, from $3.1 million during the three months ended March 31, 2015 to $3.7 million for the three months ended March 31, 2016. This increase was primarily a result of the timing of new management contracts awarded in 2015 and 2016, an increase in the level of pursuits of potential third-party development projects, and general inflation. We anticipate third-party development and management services expenses will increase in 2016 as compared to 2015 for the reasons discussed above.
General and Administrative

General and administrative expenses increased by approximately $0.5 million, from $4.8 million during the three months ended March 31, 2015 to $5.3 million for the three months ended March 31, 2016. This increase was primarily due to additional expenses incurred in connection with enhancements to our operating system platforms, additional payroll, health care and benefits expense, public company costs and other general inflationary factors. We anticipate general and administrative expenses for the full year 2016 will increase compared to 2015 for the reasons discussed above.

Depreciation and Amortization

Depreciation and amortization increased by approximately $3.0 million, from $50.7 million during the three months ended March 31, 2015 to $53.7 million for the three months ended March 31, 2016.  This increase was primarily due to (i) a $2.6 million increase related to the completion of construction and opening of four owned development properties in August and September 2015; (ii) a $2.4 million increase due to property acquisition activity in 2015; and (iii) the renovation of three wholly-owned properties, which contributed approximately $1.2 million of additional depreciation and amortization expense during the three months ended March 31, 2016. These increases were offset by a decrease in depreciation and amortization expense of approximately $3.2 million related to the sale of two properties in the first three months of 2016 and 20 properties in 2015. Depreciation and amortization for the full year 2016 will be dependent on anticipated disposition activity during the year, offset by additional depreciation and amortization resulting from properties acquired in 2015 and the completion of owned development projects in Fall 2015 and Fall 2016.

Interest Expense

Interest expense increased by approximately $0.6 million, from $22.0 million during the three months ended March 31, 2015 to $22.6 million for the three months ended March 31, 2016. Interest expense increased as a result of the following: (i) an increase of approximately $3.4 million during the three months ended March 31, 2016 related to our $400 million offering of senior unsecured notes, which closed in September 2015; (ii) approximately $0.7 million of additional interest related to loans assumed in connection with 2015 property acquisitions; and (iii) approximately $0.4 million in decreased capitalized interest due to the timing and volume of construction activities on our owned development projects during the comparable three month periods. These increases were partially offset by the following: (i) a decrease of $2.5 million related to the payoff of mortgage and construction loans during the past 15 months; (ii) a decrease of approximately $0.4 million during the three months ended March 31, 2016 related to the disposition of properties with outstanding mortgage debt; and (iii) a decrease of approximately $0.9 million due to the payoff of our revolving credit facility and our $250 million term loan using proceeds from our February 2016 equity offering.

We anticipate interest expense for the full year 2016 will decrease as compared to 2015 due to the payoff of mortgage and construction debt in 2015, the expected payoff of outstanding mortgage loans that mature in 2016, the payoff of our revolving credit facility and $250 million term loan, and the potential disposition of properties with outstanding mortgage loan debt during 2016. These decreases will be offset by an increase in interest expense related to the timing of our $400 million offering of senior unsecured notes in September 2015.

Amortization of Deferred Financing Costs

Amortization of deferred financing costs increased by approximately $1.1 million, from $1.4 million during the three months ended March 31, 2015 to $2.5 million for the three months ended March 31, 2016. This increase was primarily due to $1.1 million million of accelerated amortization related to the the payoff of our $250 million term loan facility during the three months ended March 31, 2016. We anticipate amortization of deferred finance costs will increase for the full year 2016 as compared to 2015 due to the timing of our $400 million offering of senior unsecured notes in September 2015 and for the reason discussed above.

Gain from Disposition of Real Estate

During the three months ended March 31, 2015, we sold ten wholly-owned properties containing 6,001 beds, resulting in a net gain from disposition of real estate of approximately $44.3 million. During the three months ended March 31, 2016, we sold two wholly-owned property containing 1,324 beds, resulting in a net gain from disposition of real estate of approximately $17.4 million. Gain from disposition of real estate for the full year 2016 will be dependent on the volume of anticipated disposition activity.

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

Liquidity and Capital Resources

Cash Balances and Cash Flows

As of March 31, 2016, excluding our on-campus participating properties, we had $409.5 million in cash and cash equivalents and restricted cash as compared to $38.2 million in cash and cash equivalents and restricted cash as of December 31, 2015.  Restricted cash primarily consists of escrow accounts held by lenders and resident security deposits, as required by law in certain states, and funds held in escrow in connection with potential acquisition and development opportunities.  The following discussion relates to changes in cash due to operating, investing and financing activities, which are presented in our consolidated statements of cash flows included in Item 1.

Operating Activities: For the three months ended March 31, 2016, net cash provided by operating activities was approximately $64.1 million, as compared to approximately $77.1 million for the three months ended March 31, 2015, a decrease of $13.0 million.  This decrease in cash flows was primarily due to the timing of interest payments related to our our two recent offerings of senior unsecured notes which closed in June 2014 and September 2015. This decrease was partially offset by an increase in cash provided by operating activities due to the timing of collections of our student accounts receivable. Additionally, operating cash flows provided by property acquisitions in 2015 and the completion of construction and opening of four owned development projects in August and September 2015 more than offset the decrease in operating cash flows related to the sale of 22 properties during the past 15 months.

Investing Activities:  Investing activities utilized approximately $17.7 million and $11.3 million for the three months ended March 31, 2016 and 2015, respectively.  The $6.4 million increase in cash utilized in investing activities was primarily a result of the following: (i) a $153.9 million decrease in proceeds from the disposition of wholly owned properties as we sold 10 properties during the three months ended March 31, 2015, as compared to two properties during the the comparable three month period in 2016; (ii) a $19.7 million increase in cash used to fund the construction of our wholly-owned development properties, related to the timing of construction commencement and completion of our owned development pipeline; (iii) a $2.0 million increase in cash used during the three months ended March 31, 2016 related to escrow deposits made on future acquisition opportunities, and; (iv) $1.8 million increase in cash used to fund capital reserves. These increases were partially offset by: (i) a $166.6 million decrease in cash paid to acquire five wholly-owned properties during the three months ended March 31, 2015; (ii) a $2.2 million decrease in cash used to fund capital expenditures at our wholly-owned properties; (iii) a $0.4 million decrease in purchases of corporate furniture, fixtures and equipment; and (iv) a $1.7 million decrease in cash used to increase ownership in a consolidated subsidiary during the three months ended March 31, 2015.

Financing Activities: Cash provided by financing activities for the three months ended March 31, 2016 totaled approximately $324.2 million as compared to $73.0 million in cash used by financing activities during the three months ended March 31, 2015.  The $397.2 million increase in cash provided by financing activities was primarily a result of the following: (i) a $494.9 million increase in net proceeds from the sale of common stock, related to our equity offering in February 2016; (ii) a $121.0 million decrease in cash used to pay off mortgage debt during the comparable three month periods; and (iii) a $41.7 million decrease in net pay downs on our revolving credit facility. These increases were partially offset by the following: (i) $250.0 million related to the pay off of our Term Loan II Facility in February 2016; (ii) a $9.5 million increase in distributions to common and restricted stockholders; and (iii) $0.5 million of deferred financing costs incurred during the three months ended March 31, 2016 related to the refinancing of $150 million of our $350 million term loan discussed in Note 8.

Liquidity Needs, Sources and Uses of Capital

As of March 31, 2016, our short-term liquidity needs included, but were not limited to, the following: (i) anticipated distribution payments to our common and restricted stockholders totaling approximately $216.8 million based on an assumed annual cash distribution of $1.68 per share based on the number of our shares outstanding as of March 31, 2016, (ii) anticipated distribution payments to our Operating Partnership unitholders totaling approximately $2.4 million based on an assumed annual distribution of $1.68 per common unit and a cumulative preferential per annum cash distribution rate of 5.99% on our Preferred OP Units based on the number of units outstanding as of March 31, 2016, (iii) the pay off of approximately $239.6 million of outstanding fixed rate mortgage debt scheduled to mature during the next 12 months, (iv) the pay off of our $200.0 million unsecured term loan maturing in January 2017, (v) estimated development costs over the next 12 months totaling approximately $377.3 million for our wholly-owned properties currently under construction, (vi) funds for other development projects scheduled to commence construction during the next 12 months, and (vii) potential future land acquisitions, including mezzanine financed developments.

We expect to meet our short-term liquidity requirements by (i) utilizing funds from our February 2016 equity offering (as discussed below), (ii) borrowing under our existing unsecured credit facility discussed below, (iii) accessing the unsecured bond market, (iv) issuing securities, including common stock, under our $500 million at-the-market share offering program (“ATM Equity Program”), (v) potentially disposing of properties depending on market conditions, and (vi) utilizing current cash on hand and net cash provided by operations.

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

On May 4, 2016, we declared a distribution per share of $0.42, which will be paid on May 27, 2016 to all common stockholders of record as of May 16, 2016.  At the same time, the Operating Partnership will pay an equivalent amount per unit to holders of Common OP Units, as well as the quarterly cumulative preferential distribution to holders of Preferred OP Units.

Pre-Development Expenditures

Our third-party and owned development activities have historically required us to fund pre-development expenditures such as architectural fees, permits and deposits.  The closing and/or commencement of construction of these development projects is subject to a number of risks such as our inability to obtain financing on favorable terms and delays or refusals in obtaining necessary zoning, land use, building, and other required governmental permits and authorizations  As such, we cannot always predict accurately the liquidity needs of these activities.  We frequently incur these pre-development expenditures before a financing commitment and/or required permits and authorizations have been obtained.  Accordingly, we bear the risk of the loss of these pre-development expenditures if financing cannot ultimately be arranged on acceptable terms or we are unable to successfully obtain the required permits and authorizations.  Historically, our third-party and owned development projects have been successfully structured and financed; however, these developments have at times been delayed beyond the period initially scheduled, causing revenue to be recognized in later periods.  As of March 31, 2016, we have deferred approximately $7.8 million in pre-development costs related to third-party and owned development projects that have not yet commenced construction.

Indebtedness

The amounts below exclude net unamortized debt premiums and discounts related to mortgage loans assumed in connection with property acquisitions, original issue discounts, and deferred financing costs (see Note 8 in the accompanying Notes to the Consolidated Financial Statements contained in Item 1 for details). A summary of our consolidated indebtedness as of March 31, 2016 is as follows:

	Amount	% of Total	Weighted Average Rates	Weighted Average Maturities
Secured	$1,046,385	40.3%	5.14%	5.1 Years
Unsecured	1,550,000	59.7%	3.39%	5.7 Years
Total consolidated debt	$2,596,385	100.0%	4.09%	5.4 Years

Fixed rate debt
Secured
Project-based taxable bonds	$36,935	1.4%	7.56%	8.5 Years
Construction	8,756	0.3%	4.61%	8.4 Years
Mortgage	1,000,694	38.6%	5.09%	5.0 Years
Unsecured
3.750% Notes, due April 2023	400,000	15.4%	3.75%	7.0 Years
4.125% Notes, due July 2024 (1)	400,000	15.4%	4.25%	8.3 Years
3.350% Notes, due Oct 2020	400,000	15.4%	3.35%	4.5 Years
Term loan	350,000	13.5%	2.04%	2.5 Years
Total - fixed rate debt	2,596,385	100.0%	4.11%	5.5 Years

Variable rate debt:
Unsecured revolving credit facility	—	—%	1.74%	1.9 Years
Total consolidated debt	$2,596,385	100.0%	4.11%	5.5 Years

(1)
In connection with the issuance of these unsecured notes, the Company terminated two forward starting interest rate swap contracts with notional amounts totaling $200 million, resulting in payments to both counterparties, which were recorded in accumulated other comprehensive loss and will be amortized to interest expense over the life of the notes. When including the effect of these interest rate swap terminations, the weighted average effective rate on the unsecured notes is 4.27%.

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

We also believe it is meaningful to present a measure we refer to as FFO-Modified, or FFOM, which reflects certain adjustments related to the economic performance of our on-campus participating properties and other nonrecurring items.  Under our participating ground leases, we and the participating university systems each receive 50% of the properties’ net cash available for distribution after payment of operating expenses, debt service (which includes significant amounts towards repayment of principal) and capital expenditures.  A substantial portion of our revenues attributable to these properties is reflective of cash that is required to be used for capital expenditures and for the amortization of applicable property indebtedness. These amounts do not increase our economic interest in these properties or otherwise benefit us since our interest in the properties terminates upon the repayment of the applicable property indebtedness.  Therefore, unlike the ownership of our wholly-owned properties, the unique features of our ownership interest in our on-campus participating properties cause the value of these properties to diminish over time.   For example, since the ground/facility leases under which we operate the participating properties require the reinvestment from operations of specified amounts for capital expenditures and for the repayment of debt while our interest in these properties terminates upon the repayment of the debt, such capital expenditures do not increase the value of the property to us and mortgage debt amortization only increases the equity of the ground lessor. Accordingly, we believe it is meaningful to modify FFO to exclude the operations of our on-campus participating properties and to consider their impact on our performance by including only that portion of our revenues from those properties that are reflective of our share of net cash flow and the management fees that we receive, both of which increase and decrease with the operating performance of the properties.  This narrower measure of performance measures our profitability for these properties in a manner that is similar to the measure of our profitability from our third-party services business where we similarly incur no initial or ongoing capital investment in a property and derive only consequential benefits from capital expenditures and debt amortization. We believe, however, that this narrower measure of performance is inappropriate in traditional real estate ownership structures where debt amortization and capital expenditures enhance the property owner’s long-term profitability from its investment. When calculating FFOM, we also exclude losses from early extinguishment of debt incurred in connection with property dispositions, property acquisition costs and other non-cash items, as we determine in good faith.

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

The following table presents a reconciliation of our net income attributable to common stockholders to FFO and FFOM:

	Three Months Ended March 31,
	2016	2015
Net income attributable to ACC, Inc. and Subsidiaries common stockholders	$45,587	$70,197
Noncontrolling interests	622	1,070
Gain from disposition of real estate	(17,409)	(44,252)
Real estate related depreciation and amortization	53,046	50,024
Funds from operations (“FFO”) attributable to common stockholders and OP unitholders	81,846	77,039

Elimination of operations of on-campus participating properties:
Net income from on-campus participating properties	(3,164)	(2,668)
Amortization of investment in on-campus participating properties	(1,823)	(1,716)
	76,859	72,655
Modifications to reflect operational performance of on-campus participating properties:
Our share of net cash flow (1)	850	875
Management fees	459	427
Impact of on-campus participating properties	1,309	1,302
Property acquisition costs	—	1,530
Elimination of loss from early extinguishment of debt (2)	—	595
Funds from operations – modified (“FFOM”) attributable to common stockholders and OP unitholders	$78,168	$76,082

FFO per share – diluted	$0.65	$0.68
FFOM per share – diluted	$0.62	$0.67
Weighted average common shares outstanding – diluted	125,679,948	112,974,505

(1)
50% of the properties’ net cash available for distribution after payment of operating expenses, debt service (including repayment of principal) and capital expenditures. Represents amounts accrued for the interim periods, which is included in ground/facility leases expense in the consolidated statements of comprehensive income.

(2)
Represents losses associated with the early pay-off of mortgage loans for two properties sold during the three months ended March 31, 2015. Such costs are excluded from gains from disposition of real estate reported in accordance with GAAP. However, we view the losses from early extinguishment of debt associated with the sales of real estate as an incremental cost of the sale transactions because we extinguished the debt in connection with the consummation of the sale transactions and we had no intent to extinguish the debt absent such transactions. We believe that adjusting FFOM to exclude these losses more appropriately reflects the results of our operations exclusive of the impact of our disposition transactions.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss from adverse changes in market prices and interest rates.   Our future earnings and cash flows are dependent upon prevailing market rates.  Accordingly, we manage our market risk by matching projected cash inflows from operating, investing and financing activities with projected cash outflows for debt service, acquisitions, capital expenditures, distributions to stockholders and unitholders, and other cash requirements.  The majority of our outstanding debt has fixed interest rates, which minimizes the risk of fluctuating interest rates.  Our exposure to market risk includes interest rate fluctuations in connection with our revolving credit facilities and variable rate construction loans and our ability to incur more debt without stockholder approval, thereby increasing our debt service obligations, which could adversely affect our cash flows.   No material changes have occurred in relation to market risk since our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Item 1A.           Risk Factors

There have been no material changes to the risk factors that were discussed in Part 1, Item 1A of the Company’s and the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

Dated:	May 6, 2016

AMERICAN CAMPUS COMMUNITIES, INC.

By:	/s/ William C. Bayless, Jr.

William C. Bayless, Jr. President and Chief Executive Officer

By:	/s/ Jonathan A. Graf

Jonathan A. Graf Executive Vice President, Chief Financial Officer, Treasurer and Secretary

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	May 6, 2016

AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P.
By:	American Campus Communities Holdings, LLC, its general partner
	By:	American Campus Communities, Inc., its sole member

	By:	/s/ William C. Bayless, Jr.

William C. Bayless, Jr. President and Chief Executive Officer

	By:	/s/ Jonathan A. Graf

Jonathan A. Graf Executive Vice President, Chief Financial Officer, Treasurer and Secretary