Form 10-Q
period 2016-06-30
AMERICAN CAMPUS COMMUNITIES INC; American Campus Communities Operating Partnership LP
filed 2016-08-05
CIK 1283630, 1357369

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2016.

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

There were 130,466,759 shares of the American Campus Communities, Inc.’s common stock with a par value of $0.01 per share outstanding as of the close of business on July 29, 2016.

EXPLANATORY NOTE

This report combines the reports on Form 10-Q for the quarterly period ended June 30, 2016 of American Campus Communities, Inc. and American Campus Communities Operating Partnership, L.P.  Unless stated otherwise or the context otherwise requires, references to “ACC” mean American Campus Communities, Inc., a Maryland real estate investment trust (“REIT”), and references to “ACCOP” mean American Campus Communities Operating Partnership, L.P., a Maryland limited partnership.  References to the “Company,” “we,” “us” or “our” mean collectively ACC, ACCOP and those entities/subsidiaries owned or controlled by ACC and/or ACCOP.  References to the “Operating Partnership” mean collectively ACCOP and those entities/subsidiaries owned or controlled by ACCOP. The following chart illustrates the Company’s and the Operating Partnership’s corporate structure:

100.0%
American Campus Communities, Inc.
(Limited Partner)
American Campus Communities
Holdings, LLC.
(General Partner)
98.9%
less than 1%
American Campus Communities
Operating Partnership, L.P.
1.1%
Other Limited
Partners
Company
Property Owning
Entities/Subsidiaries
Operating
Partnership

The general partner of ACCOP is American Campus Communities Holdings, LLC (“ACC Holdings”), an entity that is wholly-owned by ACC. As of June 30, 2016, ACC Holdings held an ownership interest in ACCOP of less than 1%. The limited partners of ACCOP are ACC and other limited partners consisting of current and former members of management and nonaffiliated third parties.  As of June 30, 2016, ACC owned an approximate 98.9% limited partnership interest in ACCOP.  As the sole member of the general partner of ACCOP, ACC has exclusive control of ACCOP’s day-to-day management.  Management operates the Company and the Operating Partnership as one business. The management of ACC consists of the same members as the management of ACCOP. The Company is structured as an umbrella partnership REIT (“UPREIT”) and ACC contributes all net proceeds from its various equity offerings to the Operating Partnership. In return for those contributions, ACC receives a number of units of the Operating Partnership (“OP Units,” see definition below) equal to the number of common shares it has issued in the equity offering. Contributions of properties to the Company can be structured as tax-deferred transactions through the issuance of OP Units in the Operating Partnership. Based on the terms of ACCOP’s partnership agreement, OP Units can be exchanged for ACC’s common shares on a one-for-one basis. The Company maintains a one-for-one relationship between the OP Units of the Operating Partnership issued to ACC and ACC Holdings and the common shares issued to the public. The Company believes that combining the reports on Form 10-Q of ACC and ACCOP into this single report provides the following benefits:

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

FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2016
 TABLE OF CONTENTS

		PAGE NO.

PART I.

Item 1.	Consolidated Financial Statements of American Campus Communities, Inc. and Subsidiaries:

	Consolidated Balance Sheets as of June 30, 2016 (unaudited) and December 31, 2015	1

	Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2016 and 2015 (all unaudited)	2

	Consolidated Statement of Changes in Equity for the six months ended June 30, 2016 (unaudited)	3

	Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015 (all unaudited)	4

	Consolidated Financial Statements of American Campus Communities Operating Partnership, L.P. and Subsidiaries:

	Consolidated Balance Sheets as of June 30, 2016 (unaudited) and December 31, 2015	5

	Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2016 and 2015 (all unaudited)	6

	Consolidated Statement of Changes in Capital for the six months ended June 30, 2016 (unaudited)	7

	Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015 (all unaudited)	8

	Notes to Consolidated Financial Statements of American Campus Communities, Inc. and Subsidiaries and American Campus Communities Operating Partnership, L.P. and Subsidiaries (unaudited)	9

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	29

Item 3.	Quantitative and Qualitative Disclosure about Market Risk	45

Item 4.	Controls and Procedures	45

PART II.

Item 1.	Legal Proceedings	46

Item 1A.	Risk Factors	46

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	46

Item 3.	Defaults Upon Senior Securities	46

Item 4.	Mine Safety Disclosures	46

Item 5.	Other Information	46

Item 6.	Exhibits	47

SIGNATURES		48

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2016	December 31, 2015
	(Unaudited)
Assets

Investments in real estate:
Wholly-owned properties, net	$5,721,507	$5,522,271
Wholly-owned properties held for sale	—	55,354
On-campus participating properties, net	87,596	90,129
Investments in real estate, net	5,809,103	5,667,754

Cash and cash equivalents	206,738	16,659
Restricted cash	34,946	33,675
Student contracts receivable, net	7,117	18,475
Other assets	257,153	269,685

Total assets	$6,315,057	$6,006,248

Liabilities and equity

Liabilities:
Secured mortgage, construction and bond debt	$1,054,376	$1,094,962
Unsecured notes	1,187,695	1,186,700
Unsecured term loans	348,593	597,719
Unsecured revolving credit facility	—	68,900
Accounts payable and accrued expenses	61,626	71,988
Other liabilities	164,493	144,811
Total liabilities	2,816,783	3,165,080

Commitments and contingencies (Note 14)

Redeemable noncontrolling interests	73,722	59,511

Equity:
American Campus Communities, Inc. and Subsidiaries stockholders’ equity:
Common stock, $0.01 par value, 800,000,000 shares authorized, 130,446,578 and 112,350,877 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	1,304	1,124
Additional paid in capital	4,021,440	3,325,806
Treasury stock, at cost, 20,181 and 10,155 shares at June 30, 2016 and December 31, 2015, respectively	(975)	(403)
Accumulated earnings and dividends	(594,115)	(550,501)
Accumulated other comprehensive loss	(7,263)	(5,830)
Total American Campus Communities, Inc. and Subsidiaries stockholders’ equity	3,420,391	2,770,196
Noncontrolling interests - partially owned properties	4,161	11,461
Total equity	3,424,552	2,781,657

Total liabilities and equity	$6,315,057	$6,006,248

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues
Wholly-owned properties	$174,682	$167,468	$360,384	$347,366
On-campus participating properties	6,214	5,704	16,260	14,904
Third-party development services	2,121	1,677	3,156	2,241
Third-party management services	2,253	2,324	4,663	4,325
Resident services	713	701	1,515	1,531
Total revenues	185,983	177,874	385,978	370,367

Operating expenses
Wholly-owned properties	77,722	77,251	156,573	156,261
On-campus participating properties	3,299	2,942	6,341	5,610
Third-party development and management services	3,560	4,012	7,298	7,152
General and administrative	6,126	5,678	11,435	10,428
Depreciation and amortization	53,703	51,578	107,419	102,229
Ground/facility leases	2,467	1,961	4,771	4,059
Total operating expenses	146,877	143,422	293,837	285,739

Operating income	39,106	34,452	92,141	84,628

Nonoperating income and (expenses)
Interest income	1,475	1,085	2,754	2,197
Interest expense	(20,119)	(20,586)	(42,746)	(42,574)
Amortization of deferred financing costs	(1,352)	(1,338)	(3,894)	(2,717)
Gain from disposition of real estate	—	3,790	17,409	48,042
Loss from early extinguishment of debt	—	(1,175)	—	(1,770)
Total nonoperating (expenses) income	(19,996)	(18,224)	(26,477)	3,178

Income before income taxes	19,110	16,228	65,664	87,806
Income tax provision	(345)	(310)	(690)	(621)
Net income	18,765	15,918	64,974	87,185
Net income attributable to noncontrolling interests
Redeemable noncontrolling interests	(223)	(246)	(741)	(993)
Partially owned properties	(104)	(92)	(208)	(415)
Net income attributable to noncontrolling interests	(327)	(338)	(949)	(1,408)
Net income attributable to ACC, Inc. and Subsidiaries common stockholders	$18,438	$15,580	$64,025	$85,777

Other comprehensive (loss) income
Change in fair value of interest rate swaps and other	(23)	845	(1,433)	(1,023)
Comprehensive income	$18,415	$16,425	$62,592	$84,754

Net income per share attributable to ACC, Inc. and Subsidiaries common stockholders
Basic and diluted	$0.14	$0.14	$0.50	$0.76

Weighted-average common shares outstanding
Basic	130,456,923	112,308,114	126,951,454	111,635,345
Diluted	131,240,667	112,983,939	127,753,492	113,652,341

Distributions declared per common share	$0.42	$0.40	$0.82	$0.78

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(unaudited, in thousands, except share data)

	Common Shares	Par Value of Common Shares	Additional Paid in Capital	Treasury Stock	Treasury Stock at Cost	Accumulated Earnings and Dividends	Accumulated Other Comprehensive Loss	Noncontrolling Interests – Partially Owned Properties	Total
Equity, December 31, 2015	112,350,877	$1,124	$3,325,806	10,155	$(403)	$(550,501)	$(5,830)	$11,461	$2,781,657
Adjustments to reflect redeemable noncontrolling interests at fair value	—	—	(14,879)	—	—	—	—	—	(14,879)
Amortization of restricted stock awards	—	—	4,870	—	—	—	—	—	4,870
Vesting of restricted stock awards and restricted stock units	130,701	1	(1,784)	10,026	(572)	—	—	—	(2,355)
Distributions to common and restricted stockholders	—	—	—	—	—	(107,639)	—	—	(107,639)
Distributions to noncontrolling interests - partially owned properties	—	—	—	—	—	—	—	(253)	(253)
Increase in ownership of consolidated subsidiary	—	—	—	—	—	—	—	(7,311)	(7,311)
Conversion of operating partnership units to common stock	25,000	—	259	—	—	—	—	—	259
Net proceeds from sale of common stock	17,940,000	179	707,168	—	—	—	—	—	707,347
Change in fair value of interest rate swaps	—	—	—	—	—	—	(1,638)	—	(1,638)
Amortization of interest rate swap terminations	—	—	—	—	—	—	205	—	205
Contributions by noncontrolling partners	—	—	—	—	—	—	—	56	56
Net income	—	—	—	—	—	64,025	—	208	64,233
Equity, June 30, 2016	130,446,578	$1,304	$4,021,440	20,181	$(975)	$(594,115)	$(7,263)	$4,161	$3,424,552

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2016	2015
Operating activities
Net income	$64,974	$87,185
Adjustments to reconcile net income to net cash provided by operating activities:
Gains from disposition of real estate	(17,409)	(48,042)
Depreciation and amortization	107,419	101,855
Amortization of deferred financing costs and debt premiums/discounts	(2,372)	(2,980)
Share-based compensation	5,492	4,464
Income tax provision	690	621
Amortization of interest rate swap terminations	205	204
Changes in operating assets and liabilities:
Restricted cash	(4,238)	(3,445)
Student contracts receivable, net	11,283	1,213
Other assets	5,830	453
Accounts payable and accrued expenses	(11,849)	(11,073)
Other liabilities	(8,730)	(325)
Net cash provided by operating activities	151,295	130,130

Investing activities
Proceeds from disposition of properties	72,640	395,880
Cash paid for acquisition of operating and under development properties	(57,132)	(274,926)
Cash paid for land acquisitions	(856)	(12,190)
Capital expenditures for wholly-owned properties	(23,185)	(27,920)
Investments in wholly-owned properties under development	(187,158)	(109,536)
Capital expenditures for on-campus participating properties	(1,064)	(859)
Decrease (increase) in escrow deposits for real estate investments	5,450	(5,939)
Change in restricted cash related to capital reserves	(928)	2,433
Increase in ownership of consolidated subsidiary	—	(1,708)
Purchase of corporate furniture, fixtures and equipment	(3,377)	(4,142)
Net cash used in investing activities	(195,610)	(38,907)

Financing activities
Proceeds from sale of common stock	740,025	216,666
Offering costs	(31,972)	(2,282)
Pay-off of mortgage and construction loans	(34,226)	(208,980)
Pay-off of unsecured term loans	(400,000)	—
Proceeds from unsecured term loan	150,000	—
Proceeds from revolving credit facility	67,700	450,100
Pay downs of revolving credit facility	(136,600)	(463,200)
Proceeds from construction loans	—	258
Scheduled principal payments on debt	(7,771)	(7,216)
Debt issuance and assumption costs	(744)	(196)
Taxes paid on net-share settlements	(2,977)	(2,878)
Distributions to common and restricted stockholders	(107,639)	(88,159)
Distributions to noncontrolling partners	(1,402)	(1,633)
Net cash provided by (used in) financing activities	234,394	(107,520)

Net change in cash and cash equivalents	190,079	(16,297)
Cash and cash equivalents at beginning of period	16,659	25,062
Cash and cash equivalents at end of period	$206,738	$8,765

Supplemental disclosure of non-cash investing and financing activities
Loans assumed in connection with property acquisitions	$(10,012)	$(11,621)
Issuance of common units in connection with property acquisitions	$—	$(14,182)
Change in fair value of derivative instruments, net	$(1,638)	$(1,023)
Supplemental disclosure of cash flow information
Interest paid	$49,621	$46,739

AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)

	June 30, 2016	December 31, 2015
	(Unaudited)
Assets

Investments in real estate:
Wholly-owned properties, net	$5,721,507	$5,522,271
Wholly-owned properties held for sale	—	55,354
On-campus participating properties, net	87,596	90,129
Investments in real estate, net	5,809,103	5,667,754

Cash and cash equivalents	206,738	16,659
Restricted cash	34,946	33,675
Student contracts receivable, net	7,117	18,475
Other assets	257,153	269,685

Total assets	$6,315,057	$6,006,248

Liabilities and capital

Liabilities:
Secured mortgage, construction and bond debt	$1,054,376	$1,094,962
Unsecured notes	1,187,695	1,186,700
Unsecured term loans	348,593	597,719
Unsecured revolving credit facility	—	68,900
Accounts payable and accrued expenses	61,626	71,988
Other liabilities	164,493	144,811
Total liabilities	2,816,783	3,165,080

Commitments and contingencies (Note 14)

Redeemable limited partners	73,722	59,511

Capital:
Partners’ capital:
General partner - 12,222 OP units outstanding at both June 30, 2016 and December 31, 2015	89	93
Limited partner - 130,454,537 and 112,348,810 OP units outstanding at June 30, 2016 and December 31, 2015, respectively	3,427,565	2,775,933
Accumulated other comprehensive loss	(7,263)	(5,830)
Total partners’ capital	3,420,391	2,770,196
Noncontrolling interests - partially owned properties	4,161	11,461
Total capital	3,424,552	2,781,657

Total liabilities and capital	$6,315,057	$6,006,248

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands, except unit and per unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues
Wholly-owned properties	$174,682	$167,468	$360,384	$347,366
On-campus participating properties	6,214	5,704	16,260	14,904
Third-party development services	2,121	1,677	3,156	2,241
Third-party management services	2,253	2,324	4,663	4,325
Resident services	713	701	1,515	1,531
Total revenues	185,983	177,874	385,978	370,367

Operating expenses
Wholly-owned properties	77,722	77,251	156,573	156,261
On-campus participating properties	3,299	2,942	6,341	5,610
Third-party development and management services	3,560	4,012	7,298	7,152
General and administrative	6,126	5,678	11,435	10,428
Depreciation and amortization	53,703	51,578	107,419	102,229
Ground/facility leases	2,467	1,961	4,771	4,059
Total operating expenses	146,877	143,422	293,837	285,739

Operating income	39,106	34,452	92,141	84,628

Nonoperating income and (expenses)
Interest income	1,475	1,085	2,754	2,197
Interest expense	(20,119)	(20,586)	(42,746)	(42,574)
Amortization of deferred financing costs	(1,352)	(1,338)	(3,894)	(2,717)
Gain from disposition of real estate	—	3,790	17,409	48,042
Loss from early extinguishment of debt	—	(1,175)	—	(1,770)
Total nonoperating (expenses) income	(19,996)	(18,224)	(26,477)	3,178
Income before income taxes	19,110	16,228	65,664	87,806
Income tax provision	(345)	(310)	(690)	(621)
Net income	18,765	15,918	64,974	87,185
Net income attributable to noncontrolling interests – partially owned properties	(104)	(92)	(208)	(415)
Net income attributable to American Campus Communities Operating Partnership, L.P.	18,661	15,826	64,766	86,770
Series A preferred unit distributions	(37)	(44)	(79)	(88)
Net income attributable to common unitholders	$18,624	$15,782	$64,687	$86,682

Other comprehensive (loss) income
Change in fair value of interest rate swaps and other	(23)	845	(1,433)	(1,023)
Comprehensive income	$18,601	$16,627	$63,254	$85,659

Net income per unit attributable to common unitholders
Basic and diluted	$0.14	$0.14	$0.50	$0.76

Weighted-average common units outstanding
Basic	131,760,705	113,756,045	128,258,368	112,946,677
Diluted	132,544,449	114,431,870	129,060,406	113,652,341

Distributions declared per Common Unit	$0.42	$0.40	$0.82	$0.78

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN CAPITAL
(unaudited, in thousands, except unit data)

					Accumulated	Noncontrolling
					Other	Interests -
	General Partner		Limited Partner		Comprehensive	Partially Owned
	Units	Amount	Units	Amount	Loss	Properties	Total
Capital, December 31, 2015	12,222	$93	112,348,810	$2,775,933	$(5,830)	$11,461	$2,781,657
Adjustments to reflect redeemable limited partners’ interest at fair value	—	—	—	(14,879)	—	—	(14,879)
Amortization of restricted stock awards	—	—	—	4,870	—	—	4,870
Vesting of restricted stock awards and restricted stock units	—	—	140,727	(2,355)	—	—	(2,355)
Distributions	—	(10)	—	(107,629)	—	—	(107,639)
Distributions to noncontrolling interests - partially owned properties	—	—	—	—	—	(253)	(253)
Increase in ownership of consolidated subsidiary	—	—	—	—	—	(7,311)	(7,311)
Conversion of operating partnership units to common stock	—	—	25,000	259	—	—	259
Issuance of units in exchange for contributions of equity offering proceeds	—	—	17,940,000	707,347	—	—	707,347
Change in fair value of interest rate swaps	—	—	—	—	(1,638)	—	(1,638)
Amortization of interest rate swap terminations	—	—	—	—	205	—	205
Contributions by noncontrolling partners	—	—	—	—	—	56	56
Net income	—	6	—	64,019	—	208	64,233
Capital, June 30, 2016	12,222	$89	130,454,537	$3,427,565	$(7,263)	$4,161	$3,424,552

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2016	2015
Operating activities
Net income	$64,974	$87,185
Adjustments to reconcile net income to net cash provided by operating activities:
Gains from disposition of real estate	(17,409)	(48,042)
Depreciation and amortization	107,419	101,855
Amortization of deferred financing costs and debt premiums/discounts	(2,372)	(2,980)
Share-based compensation	5,492	4,464
Income tax provision	690	621
Amortization of interest rate swap terminations	205	204
Changes in operating assets and liabilities:
Restricted cash	(4,238)	(3,445)
Student contracts receivable, net	11,283	1,213
Other assets	5,830	453
Accounts payable and accrued expenses	(11,849)	(11,073)
Other liabilities	(8,730)	(325)
Net cash provided by operating activities	151,295	130,130

Investing activities
Proceeds from disposition of properties	72,640	395,880
Cash paid for acquisition of operating and under development properties	(57,132)	(274,926)
Cash paid for land acquisitions	(856)	(12,190)
Capital expenditures for wholly-owned properties	(23,185)	(27,920)
Investments in wholly-owned properties under development	(187,158)	(109,536)
Capital expenditures for on-campus participating properties	(1,064)	(859)
Decrease (increase) in escrow deposits for real estate investments	5,450	(5,939)
Change in restricted cash related to capital reserves	(928)	2,433
Increase in ownership of consolidated subsidiary	—	(1,708)
Purchase of corporate furniture, fixtures and equipment	(3,377)	(4,142)
Net cash used in investing activities	(195,610)	(38,907)

Financing activities
Proceeds from issuance of common units in exchange for contributions, net	708,053	214,384
Pay-off of unsecured term loan	(400,000)	—
Proceeds from unsecured term loan	150,000	—
Pay-off of mortgage and construction loans	(34,226)	(208,980)
Proceeds from revolving credit facility	67,700	450,100
Pay downs of revolving credit facility	(136,600)	(463,200)
Proceeds from construction loans	—	258
Scheduled principal payments on debt	(7,771)	(7,216)
Debt issuance and assumption costs	(744)	(196)
Taxes paid on net-share settlements	(2,977)	(2,878)
Distributions paid on unvested restricted stock awards	(722)	(603)
Distributions paid to common and preferred unitholders	(108,066)	(88,643)
Distributions paid to noncontrolling partners - partially owned properties	(253)	(546)
Net cash provided by (used in) financing activities	234,394	(107,520)

Net change in cash and cash equivalents	190,079	(16,297)
Cash and cash equivalents at beginning of period	16,659	25,062
Cash and cash equivalents at end of period	$206,738	$8,765

Supplemental disclosure of non-cash investing and financing activities
Loans assumed in connection with property acquisitions	$(10,012)	$(11,621)
Issuance of common units in connection with property acquisitions	$—	$(14,182)
Change in fair value of derivative instruments, net	$(1,638)	$(1,023)

Supplemental disclosure of cash flow information
Interest paid	$49,621	$46,739

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

The general partner of ACCOP is American Campus Communities Holdings, LLC (“ACC Holdings”), an entity that is wholly-owned by ACC.  As of June 30, 2016, ACC Holdings held an ownership interest in ACCOP of less than 1%. The limited partners of ACCOP are ACC and other limited partners consisting of current and former members of management and nonaffiliated third parties.  As of June 30, 2016, ACC owned an approximate 98.9% limited partnership interest in ACCOP.  As the sole member of the general partner of ACCOP, ACC has exclusive control of ACCOP’s day-to-day management.  Management operates ACC and ACCOP as one business.  The management of ACC consists of the same members as the management of ACCOP.  ACC consolidates ACCOP for financial reporting purposes, and ACC does not have significant assets other than its investment in ACCOP.  Therefore, the assets and liabilities of ACC and ACCOP are the same on their respective financial statements.  References to the “Company,” “we,” “us” or “our” mean collectively ACC, ACCOP and those entities/subsidiaries owned or controlled by ACC and/or ACCOP.  References to the “Operating Partnership” mean collectively ACCOP and those entities/subsidiaries owned or controlled by ACCOP.  Unless otherwise indicated, the accompanying Notes to the Consolidated Financial Statements apply to both the Company and the Operating Partnership.

As of June 30, 2016, our property portfolio contained 168 properties with approximately 103,200 beds.  Our property portfolio consisted of 138 owned off-campus student housing properties that are in close proximity to colleges and universities, 25 American Campus Equity (“ACE®”) properties operated under ground/facility leases with eleven university systems and five on-campus participating properties operated under ground/facility leases with the related university systems.  Of the 168 properties, seventeen were under development as of June 30, 2016, and when completed will consist of a total of approximately 10,600 beds.  Our communities contain modern housing units and are supported by a resident assistant system and other student-oriented programming, with many offering resort-style amenities.

Through one of ACC’s taxable REIT subsidiaries (“TRSs”), we also provide construction management and development services, primarily for student housing properties owned by colleges and universities, charitable foundations, and others.  As of June 30, 2016, also through one of ACC’s TRSs, we provided third-party management and leasing services for 38 properties that represented approximately 29,900 beds.  Third-party management and leasing services are typically provided pursuant to management contracts that have initial terms that range from one to five years.  As of June 30, 2016, our total owned and third-party managed portfolio included 206 properties with approximately 133,100 beds.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements, presented in U.S. dollars, are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities as of the date of the financial statements, and revenue and expenses during the reporting periods. Our actual results could differ from those estimates and assumptions. All material intercompany transactions among consolidated entities have been eliminated. All dollar amounts in the tables herein, except share, per share, unit and per unit amounts, are stated in thousands unless otherwise indicated. Certain prior period amounts, as discussed below in Recently Adopted Accounting Pronouncements, have been reclassified to conform to the current period presentation.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Recently Issued Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2016-05 (“ASU 2016-05”), “Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships.” The amendments in this guidance clarify that a change in the counterparty to a derivative instrument that has been designated as a hedging instrument under Topic 815 does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met. The guidance is effective for public business entities for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. Early adoption is permitted. The Company is currently assessing whether ASU 2016-05 will have a material effect on its consolidated financial statements.

In February 2016, the FASB issued Accounting Standards Update 2016-02 (“ASU 2016-02”), “Leases: Amendments to the FASB Accounting Standards Codification.” ASU 2016-02 amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. The new standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The guidance is effective for public business entities for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted. The Company is currently assessing whether ASU 2016-02 will have a material effect on its consolidated financial statements.

In May 2014, the FASB issued Accounting Standards Update 2014-09 (“ASU 2014-09”), “Revenue From Contracts With Customers”.  ASU 2014-09 provides a single comprehensive revenue recognition model for contracts with customers (excluding certain contracts, such as lease contracts) to improve comparability within industries.  ASU 2014-09 requires an entity to recognize revenue to reflect the transfer of goods or services to customers at an amount the entity expects to be paid in exchange for those goods and services and provide enhanced disclosures, all to provide more comprehensive guidance for transactions such as service revenue and contract modifications. Subsequent to the issuance of ASU 2014-09, the FASB has issued multiple Accounting Standards Updates clarifying multiple aspects of the new revenue recognition standard, which include the deferral of the effective date by one year.  ASU 2014-09, as amended by subsequent Accounting Standards Updates, is effective for public entities for interim and annual periods beginning after December 15, 2017 and may be applied using either a full retrospective or modified approach upon adoption. The Company plans to adopt the new revenue standard as of January 1, 2018 and is currently evaluating the potential impact of the new standards on its consolidated financial statements.

Recently Adopted Accounting Pronouncements

In March 2016, the FASB issued Accounting Standards Update 2016-09 (“ASU 2016-09”), “Improvements to Employee Share-Based Payment Accounting.” The updated guidance changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The guidance is effective for public business entities for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. Early adoption is permitted. The Company adopted ASU 2016-09 as of January 1, 2016. ASU 2016-09 did not have a material impact on the Company's consolidated financial statements. Refer to the accompanying consolidated statements of cash flows for details on the impact of the reclassification of taxes paid on net-share settlements from operating to financing activities.

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

On January 1, 2016, the Company adopted Accounting Standards Update 2015-03 (“ASU 2015-03”), “Simplifying the Presentation of Debt Issuance Costs.”  The impact of adopting ASU 2015-03 on the Company’s consolidated financial statements was the reclassification of deferred financing costs previously included in “other assets” to “secured mortgage, construction and bond debt”, “unsecured notes” and “unsecured term loans” within its consolidated balance sheets for all periods presented (see Note 8).  Other than these reclassifications, the adoption of ASU 2015-03 did not have an impact on the Company’s consolidated financial statements.

On January 1, 2016, the Company adopted Accounting Standards Update 2015-02 (“ASU 2015-02”), “Amendments to the Consolidation Analysis.”  The new guidance changed the analysis a reporting entity must perform to determine whether it should

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

consolidate certain types of legal entities.  The guidance did not amend the existing disclosure requirements for Variable Interest Entities (“VIEs”) or voting interest model entities.  The guidance, however, modified the requirements to qualify under the voting interest model and eliminated the presumption that a general partner should consolidate a limited partnership.  Under the revised guidance, ACCOP is determined to be a VIE.  As ACCOP is already included in the consolidated financial statements of the Company, the identification of this entity as a VIE has no impact on its consolidated financial statements.  There were no other legal entities qualifying under the scope of the revised guidance that were consolidated as a result of the adoption of this guidance.  In addition, there were no other voting interest entities under prior existing guidance determined to be VIEs under the revised guidance.

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

Project costs directly associated with the development and construction of an owned real estate project, which include interest, property taxes, and amortization of deferred finance costs, are capitalized as construction in progress.  Upon completion of the project, costs are transferred into the applicable asset category and depreciation commences.  Interest totaling approximately $3.6 million and $2.9 million was capitalized during the three months ended June 30, 2016 and 2015, respectively, and interest totaling approximately $5.7 million and $5.4 million was capitalized during the six months ended June 30, 2016 and 2015, respectively.

Management assesses whether there has been an impairment in the value of the Company’s investments in real estate whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Impairment is recognized when estimated expected future undiscounted cash flows are less than the carrying value of the property, or when a property meets the criteria to be classified as held for sale, at which time an impairment charge is recognized for any excess of the carrying value of the property over the expected net proceeds from the disposal.  The estimation of expected future net cash flows is inherently uncertain and relies on assumptions regarding current and future economics and market conditions.  If such conditions change, then an adjustment to the carrying value of the Company’s long-lived assets could occur in the future period in which the conditions change.  To the extent that a property is impaired, the excess of the carrying amount of the property over its estimated fair value is charged to earnings. The Company believes that there were no impairment indicators of the carrying values of its investments in real estate as of June 30, 2016.

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

Pre-development Expenditures

Pre-development expenditures such as architectural fees, permits and deposits associated with the pursuit of third-party and owned development projects are expensed as incurred, until such time that management believes it is probable that the contract will be executed and/or construction will commence.  Because the Company frequently incurs these pre-development expenditures before a financing commitment and/or required permits and authorizations have been obtained, the Company bears the risk of loss of these pre-development expenditures if financing cannot ultimately be arranged on acceptable terms or the Company is unable to successfully obtain the required permits and authorizations.  As such, management evaluates the status of third-party and owned projects that have not yet commenced construction on a periodic basis and expenses any deferred costs related to projects whose current status indicates the commencement of construction is unlikely and/or the costs may not provide future value to the Company in the form of revenues.  Such write-offs are included in third-party development and management services expenses (in the case of third-party development projects) or general and administrative expenses (in the case of owned development projects) on the accompanying consolidated statements of comprehensive income.  As of June 30, 2016, the Company has deferred approximately $8.0 million in pre-development costs related to third-party and owned development projects that have not yet commenced construction.  Such costs are included in other assets on the accompanying consolidated balance sheets.

Earnings per Share – Company

Basic earnings per share is computed using net income attributable to common stockholders and the weighted average number of shares of the Company’s common stock outstanding during the period.  Diluted earnings per share reflects common shares issuable from the assumed conversion of American Campus Communities Operating Partnership Units (“OP Units”) and common share awards granted.  Only those items having a dilutive impact on basic earnings per share are included in diluted earnings per share.

The following potentially dilutive securities were outstanding for the three and six months ended June 30, 2016 and 2015, but were not included in the computation of diluted earnings per share because the effects of their inclusion would be anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Common OP Units (Note 10)	1,303,782	1,447,931	1,306,914	—
Preferred OP Units (Note 10)	94,359	110,040	98,974	110,199
Total potentially dilutive securities	1,398,141	1,557,971	1,405,888	110,199

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

 The following is a summary of the elements used in calculating basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Numerator – basic earnings per share:
Net income	$18,765	$15,918	$64,974	$87,185
Net income attributable to noncontrolling interests	(327)	(338)	(949)	(1,408)
Net income attributable to common stockholders	18,438	15,580	64,025	85,777
Amount allocated to participating securities	(329)	(269)	(722)	(603)
Net income attributable to common stockholders - basic	$18,109	$15,311	$63,303	$85,174

Numerator – diluted earnings per share:
Net income attributable to common shareholders - basic	$18,109	$15,311	$63,303	$85,174
Income allocated to Common OP Units	—	—	—	904
Net income attributable to common shareholders - diluted	$18,109	$15,311	$63,303	$86,078

Denominator:
Basic weighted average common shares outstanding	130,456,923	112,308,114	126,951,454	111,635,345
Unvested Restricted Stock Awards (Note 11)	783,744	675,825	802,038	705,664
Common OP units (Note 10)	—	—	—	1,311,332
Diluted weighted average common shares outstanding	131,240,667	112,983,939	127,753,492	113,652,341

Earnings per share:
Net income attributable to common stockholders - basic and diluted	$0.14	$0.14	$0.50	$0.76

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

The following is a summary of the elements used in calculating basic and diluted earnings per unit:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Numerator – basic and diluted earnings per unit:
Net income	$18,765	$15,918	$64,974	$87,185
Net income attributable to noncontrolling interests – partially owned properties	(104)	(92)	(208)	(415)
Series A preferred unit distributions	(37)	(44)	(79)	(88)
Amount allocated to participating securities	(329)	(269)	(722)	(603)
Net income attributable to common unitholders	$18,295	$15,513	$63,965	$86,079

Denominator:
Basic weighted average common units outstanding	131,760,705	113,756,045	128,258,368	112,946,677
Unvested Restricted Stock Awards (Note 11)	783,744	675,825	802,038	705,664
Diluted weighted average common units outstanding	132,544,449	114,431,870	129,060,406	113,652,341

Earnings per unit:
Net income attributable to common unitholders - basic and diluted	$0.14	$0.14	$0.50	$0.76

3. Property Acquisitions

Properties Under Development
During the six months ended June 30, 2016, the Company secured the following in-process development properties for approximately $66.0 million. Total cash consideration of $57.1 million consisted of escrow deposits and cash paid at closing:

Property	Location	Primary University Served	Targeted Completion Date	Acquisition Date	Beds
The Court at Stadium Centre (1)	Tallahassee, FL	Florida State University	August 2016	May 2016	260
Callaway House Apartments	Norman, OK	University of Oklahoma	August 2017	June 2016	915
U Centre on College	Clemson, SC	Clemson University	August 2017	June 2016	418
					1,593
(1) As part of this transaction, the Company assumed approximately $10.0 million of fixed rate mortgage debt. This property was previously subject to a pre-sale agreement and was consolidated for financial purposes prior to the acquisition date because the entity that owned this property was deemed to be a VIE and the Company was determined to be the primary beneficiary of the VIE.
Operating Properties
During the six months ended June 30, 2015, the Company acquired seven wholly-owned properties containing 3,351 beds for a combined purchase price of approximately $304.4 million. As part of these transactions, the Company assumed approximately $11.6 million of mortgage debt and issued 343,895 Common OP Units, valued at $41.24 per unit.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

4. Property Dispositions

During the six months ended June 30, 2016, the Company sold the following wholly-owned properties for approximately $73.8 million, resulting in net proceeds of approximately $72.6 million. The combined net gain on these dispositions totaled approximately $17.4 million.

Property	Location	Primary University Served	Disposition Date	Beds
The Edge - Orlando	Orlando, FL	University of Central Florida	March 2016	930
University Village - Sacramento	Sacramento, CA	California State Univ. - Sacramento	March 2016	394
				1,324

During the six months ended June 30, 2015, the Company sold 17 wholly-owned properties containing 11,097 beds for a combined sales price of approximately $404.6 million, resulting in net proceeds of approximately $395.9 million. The combined net gain on these dispositions totaled approximately $48.0 million.

5. Investments in Wholly-Owned Properties

Wholly-owned properties consisted of the following:

	June 30, 2016	December 31, 2015
Land (1)	$616,508	$597,894
Buildings and improvements	5,252,108	5,235,033
Furniture, fixtures and equipment	320,591	311,696
Construction in progress	409,829	154,988
	6,599,036	6,299,611
Less accumulated depreciation	(877,529)	(777,340)
Wholly-owned properties, net	$5,721,507	$5,522,271	(2)

(1)
The land balance above includes undeveloped land parcels with book values of approximately $38.2 million and $66.2 million as of June 30, 2016 and December 31, 2015, respectively.  It also includes land totaling approximately $80.2 million and $33.0 million as of June 30, 2016 and December 31, 2015, respectively, related to properties under development.

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

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

6. On-Campus Participating Properties

On-campus participating properties are as follows:

			Historical Cost
Lessor/University	Lease Commencement	Required Debt Repayment	June 30, 2016	December 31, 2015
Texas A&M University System / Prairie View A&M University (1)	2/1/1996	9/1/2023	$44,657	$44,147
Texas A&M University System / Texas A&M International	2/1/1996	9/1/2023	7,078	7,064
Texas A&M University System / Prairie View A&M University (2)	10/1/1999	8/31/2025	27,914	27,717
		8/31/2028
University of Houston System / University of Houston (3)	9/27/2000	8/31/2035	37,648	37,381
West Virginia University System / West Virginia University	7/16/2013	7/16/2045	43,754	43,676
			161,051	159,985
Less accumulated amortization			(73,455)	(69,856)
On-campus participating properties, net			$87,596	$90,129

(1)	Consists of three phases placed in service between 1996 and 1998.

(2)	Consists of two phases placed in service in 2000 and 2003.

(3)	Consists of two phases placed in service in 2001 and 2005.

7. Investments in Unconsolidated Joint Ventures

As of June 30, 2016, the Company owned a noncontrolling interest in one unconsolidated joint venture that is accounted for utilizing the equity method of accounting.  The Company discontinued applying the equity method in regards to its investment in this joint venture as a result of the Company’s share of losses exceeding its investment in the joint venture.  Because the Company had not guaranteed any obligations of the investee and was not otherwise committed to provide further financial support to the investee, it therefore suspended recording its share of losses once the investment was reduced to zero.  The Company also earns fees for providing management services to this joint venture, which totaled approximately $0.4 million and $0.6 million for the three months ended June 30, 2016 and 2015, respectively, and approximately $0.9 million for both the six months ended June 30, 2016 and 2015.

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

	June 30, 2016	December 31, 2015
Debt secured by wholly-owned properties:
Mortgage loans payable:
Unpaid principal balance	$895,197	$934,769
Unamortized deferred financing costs	(4,379)	(5,084)
Unamortized debt premiums	44,261	50,763
Unamortized debt discounts	(88)	(166)
	934,991	980,282
Construction loans payable (1)	10,013	5,559
Unamortized debt premiums	797	—
Unamortized deferred financing costs	(95)	(374)
	945,706	985,467
Debt secured by on-campus participating properties:
Mortgage loans payable	72,572	73,465
Bonds payable	36,935	36,935
Unamortized deferred financing costs	(837)	(905)
	108,670	109,495
Total secured mortgage, construction and bond debt	1,054,376	1,094,962
Unsecured notes, net of unamortized OID and deferred financing costs (2)	1,187,695	1,186,700
Unsecured term loans, net of unamortized deferred financing costs (3)	348,593	597,719
Unsecured revolving credit facility	—	68,900
Total debt	$2,590,664	$2,948,281

(1) Construction loans payable relates to a construction loan partially financing the development and construction of The Court at Stadium Centre, which the company acquired in May 2016.

(2)
Includes net unamortized original issue discount (“OID”) of $2.1 million at June 30, 2016 and $2.2 million at December 31, 2015, and net unamortized deferred financing costs of $10.2 million at June 30, 2016 and $11.1 million at December 31, 2015.

(3)	Includes net unamortized deferred financing costs of $1.4 million at June 30, 2016 and $2.3 million at December 31, 2015.

Pay-off of Mortgage and Construction Debt

During the six months ended June 30, 2016, the Company paid off approximately $34.2 million of fixed rate mortgage debt secured by three wholly owned properties (The Lofts at Capital Garage, Aztec Corner, and Jacob Heights).

During the six months ended June 30, 2015, the Company paid off approximately $126.9 million of fixed rate mortgage debt secured by six wholly-owned properties, $37.4 million of fixed rate mortgage debt prior to the sale of four properties, and $44.6 million of variable rate construction debt secured by two owned on-campus ACE properties.

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

The notes are fully and unconditionally guaranteed by the Company.  Interest on the notes is payable semi-annually. The terms of the unsecured notes include certain financial covenants that require the Operating Partnership to limit the amount of total debt and secured debt as a percentage of total asset value, as defined.  In addition, the Operating Partnership must maintain a minimum ratio of unencumbered asset value to unsecured debt, as well as a minimum interest coverage level. As of June 30, 2016, the Company was in compliance with all such covenants.

Unsecured Credit Facility

The Company has an aggregate unsecured credit facility totaling $0.9 billion which is comprised of unsecured term loans totaling $350 million and a $500 million unsecured revolving credit facility, which may be expanded by up to an additional $500 million upon the satisfaction of certain conditions. On January 29, 2016, the Company refinanced $150 million of the $350 million term loan facility (“Term Loan I Facility”) by extending the maturity date for the $150 million portion from January 10, 2017 to March 29, 2021. The remaining $200 million of the $350 million Term Loan I Facility matures on January 10, 2017 and can be extended to January 10, 2019 through the exercise of two 12-month extension options, subject to the satisfaction of certain conditions. The maturity date of the unsecured revolving credit facility is March 1, 2018, and can be extended for an additional 12 months to March 1, 2019, subject to the satisfaction of certain conditions. The $250 million term loan facility (“Term Loan II Facility”) was repaid in February 2016 using proceeds from the issuance of 17,940,000 common shares (see Note 9 for details). In connection with this payoff, the Company accelerated the amortization of $1.1 million of deferred financing costs related to the Term Loan II Facility.

Each loan bears interest at a variable rate, at the Company’s option, based upon a base rate or one-, two-, three- or six-month LIBOR, plus, in each case, a spread based upon the Company’s investment grade rating from either Moody’s Investor Services, Inc. or Standard & Poor’s Rating Group. In February 2016, Standard & Poor's upgraded the Company's investment grade rating from BBB- to BBB and in May 2016 Moody's Investors Service upgraded its corporate credit rating on the Company from Baa3 to Baa2. As a result of the credit rating upgrades, the spread on our unsecured credit facility decreased between 25 and 30 basis points. The Company has entered into multiple interest rate swap contracts with notional amounts totaling $350 million that effectively fix the interest rate to a weighted average annual rate of 0.88% on the outstanding balance of the Term Loan I Facility. Including the current spread of 1.20% for the $200 million of the Term Loan I Facility, and a current spread of 1.10% for the remaining $150 million of the Term Loan I Facility, the all-in weighted average annual rate on the Term Loan I Facility was 2.04% at June 30, 2016. Refer to Note 12 for more information on the interest rate swap contracts mentioned above. Availability under the revolving credit facility is limited to an “aggregate borrowing base amount” equal to 60% of the value of the Company’s unencumbered properties, calculated as set forth in the unsecured credit facility.  Additionally, the Company is required to pay a facility fee of 0.20% per annum on the $500 million revolving credit facility.  In February 2016, the Company paid down the outstanding balance on its revolving credit facility in full. As a result, availability under the revolving credit facility totaled $500 million as of June 30, 2016.

The terms of the unsecured credit facility include certain restrictions and covenants, which limit, among other items, the incurrence of additional indebtedness, liens, and the disposition of assets.  The facility contains customary affirmative and negative covenants and also contains financial covenants that, among other things, require the Company to maintain certain minimum ratios of “EBITDA” (earnings before interest, taxes, depreciation and amortization) to fixed charges and total indebtedness.  The Company may not pay distributions that exceed a specified percentage of funds from operations, as adjusted, for any four consecutive quarters.  The financial covenants also include consolidated net worth and leverage ratio tests.  As of June 30, 2016, the Company was in compliance with all such covenants.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

9. Stockholders' Equity / Partners' Capital

Stockholders' Equity - Company

On February 5, 2016, ACC completed an equity offering, consisting of the sale of 17,940,000 shares of ACC’s common stock at a price of $41.25 per share, including 2,340,000 shares issued as a result of the exercise of the underwriters’ overallotment option in full at closing. The offering generated gross proceeds of approximately $740.0 million. The aggregate proceeds to ACC, net of the underwriting discount and expenses of the offering, were approximately $707.3 million.

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

There was no activity under the Company's ATM Equity Program during the three and six months ended June 30, 2016. The following table presents activity under the Company’s prior ATM Equity Program during three and six months ended June 30, 2015:

	Three months ended June 30, 2015	Six Months Ended June 30, 2015
Total net proceeds	$—	$213,416
Commissions paid to sales agents	$—	$3,250
Weighted average price per share	$—	$43.92
Shares of common stock sold	—	4,933,665

As of June 30, 2016, the Company had approximately $500 million available for issuance under its ATM Equity Program.

In 2015, the Company established a Non-Qualified Deferred Compensation Plan (“Deferred Compensation Plan”) maintained for the benefit of select employees and members of the Company’s Board of Directors, in which vested share awards (see Note 11), salary and other cash amounts earned may be deposited. Deferred Compensation Plan assets are held in a rabbi trust, which is subject to the claims of the Company’s creditors in the event of bankruptcy or insolvency. The shares held in the Deferred Compensation Plan are classified within stockholders’ equity in a manner similar to the manner in which treasury stock is classified. Subsequent changes in the fair value of the shares are not recognized. During the six months ended June 30, 2016, 10,026 shares of ACC's common stock were deposited into the Deferred Compensation Plan, bringing total ACC shares held in the Deferred Compensation Plan to 20,181 as of June 30, 2016.

Partners’ Capital – Operating Partnership

In connection with the equity offering and ATM Equity Program discussed above, ACCOP issued a number of American Campus Operating Partnership Common OP Units (“Common OP Units”) to ACC equivalent to the number of common shares issued by ACC.

10. Noncontrolling Interests

Operating Partnership

Partially-owned properties: As of June 30, 2016, the Operating Partnership consolidates three joint ventures that own and operate University Village at Sweet Home, University Centre and Villas at Chestnut Ridge owned-off campus properties.  The portion of net assets attributable to the third-party partners in these joint ventures is classified as “noncontrolling interests - partially owned properties” within capital on the accompanying consolidated balance sheets of the Operating Partnership.  Accordingly, the third-party partners’ share of the income or loss of the joint ventures is reported on the consolidated statements of comprehensive income of the Operating Partnership as “net income attributable to noncontrolling interests – partially owned properties.”

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

As discussed in Note 3, in July 2015, the Company entered into a pre-sale agreement with a private developer whereby the Company was obligated to purchase The Court at Stadium Centre. The property, a VIE, was consolidated for financial purposes prior to the acquisition date. The initial $7.3 million equity contribution from the developer was reflected as noncontrolling interest - partially owned properties within capital on the accompanying consolidated balance sheets of the Operating Partnership as of December 31, 2015. The Company purchased the property, including the developer's noncontrolling interest, in May 2016.

OP Units:  For the portion of OP Units that the Operating Partnership is required, either by contract or securities law, to deliver registered common shares of ACC to the exchanging OP unit holder, or for which the Operating Partnership has the intent or history of exchanging such units for cash, we classify the units as “redeemable limited partners” in the mezzanine section of the consolidated balance sheets of the Operating Partnership. The units classified as such include Series A Preferred Units (“Preferred OP Units”) as well as common OP units that are not held by ACC or ACC Holdings. The value of redeemable limited partners on the consolidated balance sheets of the Operating Partnership is reported at the greater of fair value, which is based on the closing market value of the Company's common stock, or historical cost at the end of each reporting period. Changes in the value from period to period are charged to limited partners' capital on the consolidated statement of changes in capital of the Operating Partnership.

Below is a table summarizing the activity of redeemable limited partners for the six months ended June 30, 2016:

December 31, 2015	$59,511
Net income	741
Distributions	(1,149)
Conversion of redeemable limited partner units into shares of ACC common stock	(260)
Adjustments to reflect redeemable limited partner units at fair value	14,879
June 30, 2016	$73,722

During the six months ended June 30, 2016, 10,000 Common OP Units and 15,000 Preferred OP Units were converted into an equal number of shares of ACC’s common stock and during the year ended December 31, 2015, 118,474 Common OP Units and 1,000 Preferred OP Units were converted into an equal number of shares of ACC’s common stock. As of June 30, 2016 and December 31, 2015, approximately 1.1% and 1.2%, respectively, of the equity interests of the Operating Partnership were held by owners of Common OP Units and Preferred OP Units not held by ACC or ACC Holdings.

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

11. Incentive Award Plan

Restricted Stock Units (“RSUs”)

Upon reelection to the Board of Directors in May 2016, all members of the Company’s Board of Directors were granted RSUs in accordance with the American Campus Communities, Inc. 2010 Incentive Award Plan (the “Plan”).  These RSUs were valued at $150,000 for the Chairman of the Board of Directors and at $105,000 for all other members.  The number of RSUs was determined based on the fair market value of the Company’s stock on the date of grant, as defined in the Plan.  All awards vested and settled immediately on the date of grant, and the Company delivered shares of common stock and cash, as determined by the Compensation Committee of the Board of Directors. A compensation charge of approximately $0.8 million was recorded during the six months ended June 30, 2016 related to these awards.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

A summary of ACC’s RSUs under the Plan as of June 30, 2016 and activity during the six months then ended is presented below:

Number of RSUs
Outstanding at December 31, 2015	—
Granted	16,759
Settled in common shares	(13,375)
Settled in cash	(3,384)
Outstanding at June 30, 2016	—

Restricted Stock Awards (“RSAs”)

A summary of RSAs under the American Campus Communities, Inc. 2010 Incentive Award Plan (the “Plan”) as of June 30, 2016 and activity during the six months then ended, is presented below:

Number of RSAs
Nonvested balance at December 31, 2015	655,925
Granted	332,717
Vested	(127,352)
Forfeited (1)	(78,070)
Nonvested balance at June 30, 2016	783,220
     (1) Includes shares withheld to satisfy tax obligations upon vesting.

The fair value of RSAs is calculated based on the closing market value of ACC’s common stock on the date of grant.  The fair value of these awards is amortized to expense over the vesting periods, which amounted to approximately $2.2 million and $1.9 million for the three months ended June 30, 2016 and 2015, respectively, and $4.9 million and $4.0 million for the six months ended June 30, 2016 and 2015, respectively.

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

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements.  To accomplish this objective, the Company primarily uses interest rate swaps and forward starting swaps as part of its interest rate risk management strategy.  Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.  Forward starting swaps are used to protect the Company against adverse fluctuations in interest rates by reducing its exposure to variability in cash flows relating to interest payments on a forecasted issuance of debt. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in other comprehensive income (outside of earnings) and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. Ineffectiveness resulting from the derivative instruments summarized below was immaterial for both the three and six month periods ended June 30, 2016 and 2015.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table summarizes the Company’s outstanding interest rate swap contracts as of June 30, 2016:

Hedged Debt Instrument	Effective Date	Maturity Date	Pay Fixed Rate	Receive Floating Rate Index	Current Notional Amount	Fair Value
Cullen Oaks mortgage loan	Feb 18, 2014	Feb 15, 2021	2.2750%	LIBOR - 1 month	$14,471	$(895)
Cullen Oaks mortgage loan	Feb 18, 2014	Feb 15, 2021	2.2750%	LIBOR - 1 month	14,620	(904)
Term Loan I Facility	Feb 2, 2012	Jan 2, 2017	0.8695%	LIBOR – 1 month	125,000	(261)
Term Loan I Facility	Feb 2, 2012	Jan 2, 2017	0.8800%	LIBOR – 1 month	100,000	(214)
Term Loan I Facility	Feb 2, 2012	Jan 2, 2017	0.8875%	LIBOR – 1 month	62,500	(136)
Term Loan I Facility	Feb 2, 2012	Jan 2, 2017	0.8890%	LIBOR – 1 month	62,500	(137)
Park Point mortgage loan	Nov 1, 2013	Oct 5, 2018	1.5450%	LIBOR - 1 month	70,000	(1,536)
				Total	$449,091	$(4,083)

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
In March 2014, the Company entered into two forward starting interest rate swap contracts with notional amounts totaling $200 million designated to hedge the Company's exposure to increasing interest rates related to interest payments on an anticipated issuance of unsecured notes. In connection with the issuance of unsecured notes in June 2014, the Company terminated both swap contracts resulting in payments to both counterparties totaling approximately $4.1 million, which were recorded in accumulated other comprehensive loss and will be amortized to interest expense over the term of the unsecured notes. When including the effect of these interest rate swap terminations, the effective yield on the unsecured notes is 4.27%. During both the three months ended June 30, 2016 and 2015 $0.1 million was amortized from accumulated other comprehensive loss to interest expense, and during both the six months ended June 30, 2016 and 2015 $0.2 million was amortized from accumulated other comprehensive loss to interest expense. As of June 30, 2016 and December 31, 2015, approximately $3.3 million and $3.5 million of the $4.1 million payment remained to be amortized, respectively.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of June 30, 2016 and December 31, 2015:

	Liability Derivatives
		Fair Value as of
Description	Balance Sheet Location	June 30, 2016	December 31, 2015
Interest rate swaps contracts	Other liabilities	$4,083	$2,454
Total derivatives designated as hedging instruments		$4,083	$2,454

13.  Fair Value Disclosures

The following table presents information about the Company’s financial instruments measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.  In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities the Company has the ability to access.  Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.  Level 2 inputs include quoted prices for similar assets and liabilities in active markets and inputs other than quoted prices observable for the asset or liability, such as interest rates and yield curves observable at commonly quoted intervals.  Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

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

Disclosures concerning financial instruments measured at fair value are as follows:

	Fair Value Measurements as of
	June 30, 2016				December 31, 2015
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities:
Derivative financial instruments	$—	$4,083	$—	$4,083	$—	$2,454	$—	$2,454
Mezzanine:
Redeemable noncontrolling interests (Company)/Redeemable limited partners (Operating Partnership)	$—	$73,722	$—	$73,722	$—	$59,511	$—	$59,511

The Company uses derivative financial instruments, specifically interest rate swaps and forward starting swaps, for nontrading purposes.  The Company uses interest rate swaps to manage interest rate risk arising from previously unhedged interest payments associated with variable rate debt and forward starting swaps to reduce exposure to variability in cash flows relating to interest payments on forecasted issuances of debt.  Through June 30, 2016, derivative financial instruments were designated and qualified as cash flow hedges.  Derivative contracts with positive net fair values inclusive of net accrued interest receipts or payments are recorded in other assets.  Derivative contracts with negative net fair values, inclusive of net accrued interest payments or receipts, are recorded in other liabilities.  The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative.  This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves.  The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts).  The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.

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

Although the Company has determined the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparty.  However, as of June 30, 2016 and December 31, 2015, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivative financial instruments.  As a result, the Company has determined each of its derivative valuations in its entirety is classified in Level 2 of the fair value hierarchy.

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

Unsecured Revolving Credit Facility: The fair value of this instrument approximates carrying value due to the variable interest rate feature.

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

Mortgage and Construction Loans: The fair value of mortgage loans is based on the present value of the cash flows at current market interest rates through maturity.  The Company has concluded the fair value of these financial instruments are Level 2, as the majority of the inputs used to value these instruments fall within Level 2 of the fair value hierarchy.

Bonds: The fair value of bonds is based on quoted prices in markets that are not active due to the unique characteristics of these financial instruments; as such, the Company has concluded the inputs used to measure fair value fall within Level 2 of the fair value hierarchy.

The table below contains the estimated fair value and related carrying amounts for the Company’s financial instruments as of June 30, 2016 and December 31, 2015:

	June 30, 2016		December 31, 2015
	Estimated Fair Value	Carrying Amount	Estimated Fair Value	Carrying Amount
Assets:
Loans receivable (1)	$48,030	$58,812	$48,030	$57,175
Liabilities:
Unsecured notes (2)	$1,243,342	$1,187,695	$1,180,466	$1,186,700
Mortgage and construction loans (2)	1,026,320	1,017,962	994,809	1,053,414
Bonds (2)	42,345	36,414	40,716	36,363

(1)
Management’s estimate of the collectability of principal and interest payments under the company’s loans receivable from CaPFA Capital Corp. 2000F (“CaPFA”), which mature in December 2040, are highly dependent on the future operating performance of the properties securing the loans.  As future economic conditions and/or market conditions at the properties change, management will continue to evaluate the collectability of such amounts. The Company believes there were no impairments of the carrying value of its loans receivable as of June 30, 2016.

(2)	Both the estimated fair value and the carrying amount of unsecured notes, mortgage and construction loans, and bonds includes unamortized deferred financing costs (see Note 8).

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

14. Commitments and Contingencies

Commitments

Construction Contracts: As of June 30, 2016, the Company estimates additional costs to complete seventeen wholly-owned development projects under construction to be approximately $424.2 million. The Company expects to fund this amount through a combination of net proceeds from the February equity offering discussed in Note 9, cash flows generated from operations, and proceeds from completed and anticipated property dispositions.

Development-related Guarantees: For certain of its third-party development projects, the Company commonly provides alternate housing and project cost guarantees, subject to force majeure. These guarantees are typically limited, on an aggregate basis, to the amount of the projects’ related development fees or a contractually agreed-upon maximum exposure amount.  Alternate housing guarantees typically expire within five days of scheduled completion, as defined, and generally require the Company to provide substitute living quarters and transportation for students to and from the university if the project is not complete by an agreed-upon completion date. Under project cost guarantees, the Company is responsible for the construction cost of a project in excess of an approved budget. The budget consists primarily of costs included in the general contractors’ guaranteed maximum price contract (“GMP”). In most cases, the GMP obligates the general contractor, subject to force majeure and approved change orders, to provide completion date guarantees and to cover cost overruns and liquidated damages. In addition, the GMP is typically secured with payment and performance bonds. Project cost guarantees expire upon completion of certain developer obligations, which are normally satisfied within one year after completion of the project. For two of its third-party development projects that are currently under construction with the same University system, the Company’s obligation to pay alternate housing costs and excess project costs are unlimited in amount.  However, if the Company’s payment obligation arises from force majeure or is caused by the owner, the owner agrees to reimburse the Company from future cash flow of the project.  If the Company’s obligation is a result of the general contractor and/or design professionals’ negligence, the owner agrees to assign its right to recover from such party to the Company. Additionally, for these two projects, the Company’s exposure to such costs resulting from owner-caused delays, as defined, is limited to $1.5 million.  For two other third-party development projects currently under construction with different University systems, the Company’s estimated maximum exposure under such guarantees is $1.5 million as of June 30, 2016. As of June 30, 2016, management did not anticipate any material deviations from schedule or budget related to third-party development projects currently in progress.

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

In addition, in connection with certain property acquisitions, the Company has assumed the obligation to fund future infrastructure improvements located near the acquired properties.  During the six months ended June 30, 2016 and 2015, the Company did not incur any costs related to this obligation. Should additional obligations arise, it is likely that such payments made by the Company will be expensed at such time the local municipalities decide to move forward with the projects.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Wholly-Owned Properties
Rental revenues and other income	$175,395	$168,169	$361,899	$348,897
Interest income	268	270	533	541
Total revenues from external customers	175,663	168,439	362,432	349,438
Operating expenses before depreciation, amortization, ground/facility leases and allocation of corporate overhead	(76,705)	(76,688)	(154,703)	(155,742)
Ground/facility leases	(1,452)	(1,222)	(2,906)	(2,445)
Interest expense	(5,231)	(6,915)	(12,137)	(15,653)
Operating income before depreciation, amortization, and allocation of corporate overhead	$92,275	$83,614	$192,686	$175,598
Depreciation and amortization	$51,053	$49,248	$102,276	$97,557
Capital expenditures	$124,431	$68,989	$210,343	$137,456
Total segment assets at June 30,	$5,942,924	$5,585,309	$5,942,924	$5,585,309

On-Campus Participating Properties
Total revenues from external customers	$6,214	$5,704	$16,260	$14,904
Interest income	2	—	2	—
Total revenues from external customers	6,216	5,704	16,262	14,904
Operating expenses before depreciation, amortization, ground/facility leases and allocation of corporate overhead	(3,013)	(2,675)	(5,771)	(5,102)
Ground/facility leases	(1,015)	(739)	(1,865)	(1,614)
Interest expense	(1,419)	(1,488)	(2,837)	(2,966)
Operating income before depreciation, amortization and allocation of corporate overhead	$769	$802	$5,789	$5,222
Depreciation and amortization	$1,831	$1,735	$3,654	$3,451
Capital expenditures	$409	$78	$1,064	$859
Total segment assets at June 30,	$104,826	$108,277	$104,826	$108,277

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Development Services
Development and construction management fees	$2,121	$1,677	$3,156	$2,241
Operating expenses	(3,385)	(3,925)	(6,980)	(7,032)
Operating loss before depreciation, amortization and allocation of corporate overhead	$(1,264)	$(2,248)	$(3,824)	$(4,791)
Total segment assets at June 30,	$2,088	$4,619	$2,088	$4,619

Property Management Services
Property management fees from external customers	$2,253	$2,324	$4,663	$4,325
Intersegment revenues	5,629	5,607	11,580	11,475
Total revenues	7,882	7,931	16,243	15,800
Operating expenses	(2,816)	(3,032)	(5,800)	(5,860)
Operating income before depreciation, amortization and allocation of corporate overhead	$5,066	$4,899	$10,443	$9,940
Total segment assets at June 30,	$8,787	$7,894	$8,787	$7,894

Reconciliations
Total segment revenues and other income	$191,882	$183,751	$398,093	$382,383
Unallocated interest income earned on investments and corporate cash	1,205	815	2,219	1,656
Elimination of intersegment revenues	(5,629)	(5,607)	(11,580)	(11,475)
Total consolidated revenues, including interest income	$187,458	$178,959	$388,732	$372,564

Segment operating income before depreciation, amortization and allocation of corporate overhead	$96,846	$87,067	$205,094	$185,969
Depreciation and amortization	(55,055)	(52,916)	(111,313)	(104,946)
Net unallocated expenses relating to corporate interest and overhead	(22,681)	(20,538)	(45,526)	(39,489)
Gain from disposition of real estate	—	3,790	17,409	48,042
Loss from early extinguishment of debt	—	(1,175)	—	(1,770)
Income tax provision	(345)	(310)	(690)	(621)
Net income	$18,765	$15,918	$64,974	$87,185

Total segment assets	$6,058,625	$5,706,099	$6,058,625	$5,706,099
Unallocated corporate assets	256,432	87,535	256,432	87,535
Total assets at June 30,	$6,315,057	$5,793,634	$6,315,057	$5,793,634

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

16. Subsequent Events

Distributions:  On August 2, 2016, the Company declared a distribution per share of $0.42, which will be paid on August 26, 2016 to all common stockholders of record as of August 15, 2016.  At the same time, the Operating Partnership will pay an equivalent amount per unit to holders of Common OP Units, as well as the quarterly cumulative preferential distribution to holders of Preferred OP Units (see Note 10).

Properties Held for Sale: As of August 1, 2016, management of the Company has determined that all criteria for Held for Sale classification (per Accounting Standards Codification Topic 360, "Property, Plant and Equipment") have been met for a portfolio of 19 wholly-owned properties.  As of June 30, 2016 the portfolio had a net book value of approximately $494.8 million and outstanding mortgage debt of $268.7 million, of which $70.4 million was paid in July and August.

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

Property Portfolio

As of June 30, 2016, our total owned property portfolio contained 168 properties, consisting of owned off-campus student housing properties that are in close proximity to colleges and universities, American Campus Equity (“ACE®”) properties operated under ground/facility leases with university systems, and on-campus participating properties operated under ground/facility leases with the related university systems.  Of the 168 properties, seventeen were under development as of June 30, 2016.  Our communities contain modern housing units and are supported by a resident assistant system and other student-oriented programming, with many offering resort-style amenities.

As of June 30, 2016, through ACC’s taxable REIT subsidiary (“TRS”) entities, we provided third-party management and leasing services for 38 properties, bringing our total owned and third-party managed portfolio to 206 properties.  Third-party management and leasing services are typically provided pursuant to management contracts that have initial terms that range from one to five years.  Below is a summary of our property portfolio as of June 30, 2016:

Property portfolio:	Properties	Beds
Wholly-owned operating properties:
Off-campus properties	128	73,309
On-campus ACE (1)	18	14,162
Subtotal – operating properties	146	87,471

Wholly-owned properties under development:
Off-campus properties	10	5,960
On-campus ACE	7	4,685
Subtotal – properties under development	17	10,645

Total wholly-owned properties	163	98,116

On-campus participating properties	5	5,086

Total owned property portfolio	168	103,202

Managed properties	38	29,934
Total property portfolio	206	133,136

(1) Includes two properties at Prairie View A&M University that we ultimately expect to be refinanced under the existing on-campus participating structure.

Owned development activity

At June 30, 2016, we were in the process of constructing ten owned off-campus properties and seven on-campus ACE properties. These properties are summarized in the table below:

Project	Project Type	Location	Primary University Served	Beds	Estimated Project Cost	Total Costs Incurred	Scheduled to Open for Occupancy

Currie Hall	ACE	Los Angeles, CA	University of Southern California	456	$52,200	$50,758	August 2016
Fairview House	ACE	Indianapolis, IN	Butler University	633	39,600	37,322	August 2016
University Pointe	ACE	Louisville, KY	University of Louisville	531	44,100	38,698	August 2016
Merwick Stanworth Phase II	ACE	Princeton, NJ	Princeton University	379	46,500	41,805	Fall 2016
The Court at Stadium Centre	Off-campus	Tallahassee, FL	Florida State University	260	27,900	27,067	August 2016
U Club on 28th	Off-campus	Boulder, CO	University of Colorado	398	52,200	49,685	August 2016
U Club Sunnyside	Off-campus	Morgantown, WV	West Virginia University	534	46,300	46,103	August 2016
SUBTOTAL – 2016 DELIVERIES				3,191	$308,800	$291,438

Arizona State Univ. Res. Hall	ACE	Tempe, AZ	Arizona State University	1,594	$107,800	$41,868	August 2017
Sky View	ACE	Flagstaff, AZ	Northern Arizona University	626	56,600	12,168	August 2017
Prairie View A&M Univ. Phase VIII (1)	ACE	Prairie View, TX	Prairie View A&M University	466	26,800	4,508	August 2017
U Centre on Turner	Off-campus	Columbia, MO	University of Missouri	718	69,100	26,662	August 2017
U Pointe on Speight	Off-campus	Waco, TX	Baylor University	700	49,800	14,256	August 2017
21Hundred @ Overton Park	Off-campus	Lubbock, TX	Texas Tech University	1,204	81,600	30,196	August 2017
Suites at 3rd	Off-campus	Champaign, IL	University of Illinois	251	25,000	2,932	August 2017
U Club Binghamton	Off-campus	Binghamton, NY	SUNY Binghamton University	562	55,800	17,325	August 2017
Callaway House Apartments	Off-campus	Norman, OK	University of Oklahoma	915	89,100	34,113	August 2017
U Centre on College	Off-campus	Clemson , SC	Clemson University	418	41,500	12,208	August 2017
SUBTOTAL – 2017 DELIVERIES				7,454	$603,100	$196,236

TOTAL – ALL PROJECTS				10,645	$911,900	$487,674

(1) In order to facilitate an expedited delivery schedule, the project is being developed under our ACE program. We ultimately expect the project to be refinanced under the existing on-campus participating structure.

Acquisition of Properties Under Development

As discussed in more detail in Note 3 in the accompanying Notes to the Consolidated Financial Statements contained in Item 1, during the six months ended June 30, 2016, the Company secured three in-process development properties containing 1,593 beds for approximately $66.0 million.

Dispositions

As discussed in more detail in Note 4 in the accompanying Notes to the Consolidated Financial Statements contained in Item 1, during the six months ended June 30, 2016, the Company sold two properties containing 1,324 beds for approximately $73.8 million.

Third-Party Development Services

Through ACC’s TRS entities, we provide development and construction management services for student housing properties owned by colleges and universities, charitable foundations and others.  As of June 30, 2016, we were under contract on four third-party development projects that are currently under construction and whose fees total $7.4 million.  As of June 30, 2016, fees of approximately $2.4 million remained to be earned by us with respect to these projects, which have scheduled completion dates ranging from August 2016 through August 2017. During the six months ended June 30, 2016, we also earned $0.5 million in fees for the performance of various predevelopment activities at the University of Kansas. This concludes the Company's role in this transaction.

Results of Operations

Comparison of the Three Months Ended June 30, 2016 and June 30, 2015

The following table presents our results of operations for the three months ended June 30, 2016 and 2015, including the amount and percentage change in these results between the two periods.

	Three Months Ended June 30,
	2016	2015	Change ($)	Change (%)
Revenues
Wholly-owned properties	$174,682	$167,468	$7,214	4.3%
On-campus participating properties	6,214	5,704	510	8.9%
Third-party development services	2,121	1,677	444	26.5%
Third-party management services	2,253	2,324	(71)	(3.1)%
Resident services	713	701	12	1.7%
Total revenues	185,983	177,874	8,109	4.6%

Operating expenses
Wholly-owned properties	77,722	77,251	471	0.6%
On-campus participating properties	3,299	2,942	357	12.1%
Third-party development and management services	3,560	4,012	(452)	(11.3)%
General and administrative	6,126	5,678	448	7.9%
Depreciation and amortization	53,703	51,578	2,125	4.1%
Ground/facility leases	2,467	1,961	506	25.8%
Total operating expenses	146,877	143,422	3,455	2.4%

Operating income	39,106	34,452	4,654	13.5%

Nonoperating income and (expenses)
Interest income	1,475	1,085	390	35.9%
Interest expense	(20,119)	(20,586)	467	(2.3)%
Amortization of deferred financing costs	(1,352)	(1,338)	(14)	1.0%
Gain from disposition of real estate	—	3,790	(3,790)	(100.0)%
Loss from early extinguishment of debt	—	(1,175)	1,175	(100.0)%
Total nonoperating expenses	(19,996)	(18,224)	(1,772)	9.7%

Income before income taxes and discontinued operations	19,110	16,228	2,882	17.8%
Income tax provision	(345)	(310)	(35)	11.3%

Net income	18,765	15,918	2,847	17.9%

Net income attributable to noncontrolling interests
Redeemable noncontrolling interests	(223)	(246)	23	(9.3)%
Partially owned properties	(104)	(92)	(12)	13.0%
Net income attributable to noncontrolling interests	(327)	(338)	11	(3.3)%
Net income attributable to ACC, Inc. and Subsidiaries common stockholders	$18,438	$15,580	$2,858	18.3%

Same Store and New Property Operations

We define our same store property portfolio as wholly-owned properties that were owned and/or operating for both of the full years ended December 31, 2016 and December 31, 2015, and which are not conducting or planning to conduct substantial development or redevelopment activities. Prior to the third quarter of 2015, we defined our same store property portfolio as properties that were owned and/or operating for both of the entire periods being compared. We revised the definition of our same store property portfolio during the third quarter of 2015 in order to simplify the presentation of same store operating results over multiple periods by utilizing a consistent peer group throughout the entire year.

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

A reconciliation of our same store, new property and sold property operations to our consolidated statements of comprehensive income is set forth below:

	Same Store Properties		New Properties(1)		Sold Properties(2)		Total - All Properties
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2016	2015	2016	2015	2016	2015	2016	2015
Number of properties	134	134	12	8	—	22	146	164
Number of beds	79,733	79,733	7,738	3,977	—	13,621	87,471	97,331

Revenues(3)	$157,172	$153,387	$18,223	$6,780	$—	$8,002	$175,395	$168,169
Operating expenses	70,926	69,245	6,796	3,888	—	4,118	77,722	77,251

(1)
Does not include properties under construction or undergoing redevelopment as of June 30, 2016.  The number of properties and beds as of June 30, 2015 and revenues and expenses for the three months then ended include properties for which redevelopment activities had not yet commenced.

(2)
Includes two wholly-owned properties that were sold during the six months ended June 30, 2016, along with 20 wholly-owned properties that were sold during 2015. Refer to Note 4 in the accompanying Notes to Consolidated Financial Statements contained in Item 1 for a more detailed discussion of our recent disposition activity.

(3)	Includes revenues which are reflected as resident services revenue on the accompanying consolidated statements of comprehensive income.

Same Store Properties.  The increase in revenue from our same store properties was primarily due to an increase in average rental rates for the 2015/2016 academic years, partially offset by a decrease in our weighted average occupancy from 93.0% during the three months ended June 30, 2015 to 92.6% during the three months ended June 30, 2016. Future revenues will be dependent on our ability to maintain our current leases in effect for the 2015/2016 academic year and our ability to obtain appropriate rental rates and desired occupancy for the 2016/2017 academic year at our various properties, and the timing and volume of anticipated disposition activity occurring through the remainder of 2016.

The increase in operating expenses from our same store properties was primarily due to: (i) an increase in property taxes due to higher than anticipated property tax assessments in various markets; (ii) an increase in general and administrative costs primarily due to inflationary increases in corporate payroll, the development of our operating systems platform, an increase in residence life fees paid to a university partner in association with a master lease agreement where we increased the number of beds leased under the agreement; and (iii) an increase in marketing expenses due to our effort to achieve our leasing targets. These increases were partially offset by a decrease in repairs and maintenance expense as a result of the timing of planned repairs and maintenance expenditures. We anticipate that operating expenses for our same store property portfolio for 2016 will increase as compared to 2015 as a result of general inflation.

New Property Operations. Our new properties for the three and six months ended June 30, 2016 are summarized in the table below:

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

On-Campus Participating Properties (“OCPP”) Operations

Same Store OCPP Properties. We had five participating properties containing 5,086 beds which were operating during the three months ended June 30, 2016 and 2015. Revenues from these properties increased from $5.7 million for the three months ended June 30, 2015 to $6.2 million for the three months ended June 30, 2016, an increase of $0.5 million. This increase was primarily due to an increase in average rental rates and an increase in average occupancy from 50.5% for the three months ended June 30, 2015 to 54.1% for the three months ended June 30, 2016. Occupancy at our on-campus participating properties is low during the summer months due to the expiration of the 9-month leases concurrent with the end of the spring semester. Operating expenses for these properties increased by $0.4 million from $2.9 million for the three months ended June 30, 2015 as compared to $3.3 million for the three months ended June 30, 2016, primarily due to an increase in utilities as compared to the prior year. Future revenues will be dependent on our ability to maintain our current leases in effect for the 2015/2016 academic year and our ability to obtain appropriate rental rates and desired occupancy for the 2016/2017 academic year.

Third-Party Development Services Revenue

Third-party development services revenue increased by approximately $0.4 million, from $1.7 million during the three months ended June 30, 2015 to $2.1 million for the three months ended June 30, 2016.  This increase was primarily due the closing of bond financing and commencement of construction of two development projects with the Texas A&M System at their Corpus Christi and San Antonio campuses during the quarter.  These two projects contributed approximately $1.8 million in revenue during the three months ended June 30, 2016.  This increase was offset by the closing of bond financing and commencement of construction of the development project at Northeastern Illinois University in May 2015, which contributed an additional $1.1 million of revenue during the three months ended June 30, 2015.   During the three months ended June 30, 2016 we had four projects in progress with an average contractual fee of approximately $1.9 million, as compared to the three months ended June 30, 2015 in which we had four projects in progress with an average contractual fee of approximately $2.2 million.

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

Third-Party Development and Management Services Expenses

Third-party development and management services expenses decreased by approximately $0.4 million, from $4.0 million during the three months ended June 30, 2015 to $3.6 million for the three months ended June 30, 2016. This decrease was primarily a result of increased pursuit costs incurred during the three months ended June 30, 2015. We anticipate third-party development and management services expenses for the full year 2016 will increase as compared to 2015 as a result of new management contracts awarded in 2015 and 2016, an increase in the level of pursuits for third-party development projects, and general inflation.
General and Administrative

General and administrative expenses increased by approximately $0.4 million, from $5.7 million during the three months ended June 30, 2015 to $6.1 million for the three months ended June 30, 2016. This increase was primarily due to additional expenses incurred in connection with enhancements to our operating system platforms, additional payroll, health care and benefits expense, public company costs and other general inflationary factors. We anticipate general and administrative expenses for the full year 2016 will increase as compared to 2015 for the reasons discussed above.

Depreciation and Amortization

Depreciation and amortization increased by approximately $2.1 million, from $51.6 million during the three months ended June 30, 2015 to $53.7 million for the three months ended June 30, 2016.  This increase was primarily due to the following: (i) a $2.6 million increase related to the completion of construction and opening of four owned development properties in August and September 2015; (ii) a $1.1 million increase due to renovation activity occurring at three wholly-owned properties; (iii) a $0.4 million increase due to property acquisition activity during 2015; and (iv) $0.2 million of additional corporate depreciation and amortization expense during the three months ended June 30, 2016. These increases were offset by a decrease in depreciation and amortization expense of approximately $1.4 million related to the sale of two properties in the first three months of 2016 and 20 properties in 2015 and $0.8 million due to the demolition of one property that is currently under redevelopment. Depreciation and amortization for the full year 2016 will be dependent on anticipated disposition activity during the year, offset by additional depreciation and amortization resulting from properties acquired in 2015 and the completion of owned development projects in Fall 2015 and Fall 2016.

Ground/Facility Leases

Ground/facility leases expense increased by approximately $0.5 million, from $2.0 million for the three months ended June 30, 2015 to $2.5 million for the three months ended June 30, 2016. This increase was due to the completion of one ACE development project in September 2015, which contributed approximately $0.2 million of additional ground/facility leases expense during the three months ended June 30, 2016.  The remainder of the increase was due to a large capital project completed at one on-campus participating property during the three months ended June 30, 2015, which reduced cash available for distribution during that period as compared to the current year.  We anticipate ground/facility leases expense to increase for the full year 2016 as compared to 2015 for the reasons discussed above, along with the planned completion of construction and commencement of operations of four ACE development projects in August and September 2016.

Interest Income

Interest income increased by approximately $0.4 million, from $1.1 million during the three months ended June 30, 2015 to $1.5 million for the three months ended June 30, 2016. This increase is primarily due to interest earned on cash proceeds from our February 2016 equity offering.

Interest Expense

Interest expense decreased by approximately $0.5 million, from $20.6 million during the three months ended June 30, 2015 to $20.1 million for the three months ended June 30, 2016. Interest expense decreased as a result of the following: (i) a decrease of approximately $2.1 million due to the payoff of our revolving credit facility and our $250 million term loan using proceeds from our February 2016 equity offering; (ii) a $0.8 million decrease related to the payoff of mortgage and construction loans during 2015 and 2016; (iii) a $0.7 million decrease related to the disposition of properties with outstanding mortgage debt during 2015; (iv) a $0.6 million increase in capitalized interest due to the timing and volume of construction activities on our owned development projects during the comparable three month periods; and (v) a $0.2 million decrease related to lower outstanding balances on our mortgage debt due to continued scheduled principal payments. These decreases were partially offset by an increase of approximately $3.3 million during the three months ended June 30, 2016 related to our September 2015 $400 million offering of senior unsecured notes and approximately $0.6 million of additional interest incurred during the three months ended June 30, 2016 related to loans assumed in connection with 2015 property acquisitions.

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

Gain from Disposition of Real Estate

During the three months ended June 30, 2015, we sold seven wholly-owned properties containing 5,096 beds, resulting in a net gain from disposition of real estate of approximately $3.8 million. There were no dispositions during the three months ended June 30, 2016. Gain from disposition of real estate for the full year 2016 will be dependent on the volume of anticipated disposition activity.

Loss from Early Extinguishment of Debt

During the three months ended June 30, 2015, we incurred approximately $1.2 million of losses associated with the early pay off of two mortgage loans in connection with the sale of two wholly-owned properties.

Comparison of the Six Months Ended June 30, 2016 and June 30, 2015

The following table presents our results of operations for the six months ended June 30, 2016 and 2015, including the amount and percentage change in these results between the two periods.

	Six Months Ended June 30,
	2016	2015	Change ($)	Change (%)
Revenues
Wholly-owned properties	$360,384	$347,366	$13,018	3.7%
On-campus participating properties	16,260	14,904	1,356	9.1%
Third-party development services	3,156	2,241	915	40.8%
Third-party management services	4,663	4,325	338	7.8%
Resident services	1,515	1,531	(16)	(1.0)%
Total revenues	385,978	370,367	15,611	4.2%

Operating expenses
Wholly-owned properties	156,573	156,261	312	0.2%
On-campus participating properties	6,341	5,610	731	13.0%
Third-party development and management services	7,298	7,152	146	2.0%
General and administrative	11,435	10,428	1,007	9.7%
Depreciation and amortization	107,419	102,229	5,190	5.1%
Ground/facility leases	4,771	4,059	712	17.5%
Total operating expenses	293,837	285,739	8,098	2.8%

Operating income	92,141	84,628	7,513	8.9%

Nonoperating income and (expenses)
Interest income	2,754	2,197	557	25.4%
Interest expense	(42,746)	(42,574)	(172)	0.4%
Amortization of deferred financing costs	(3,894)	(2,717)	(1,177)	43.3%
Gain from disposition of real estate	17,409	48,042	(30,633)	(63.8)%
Loss from early extinguishment of debt	—	(1,770)	1,770	(100.0)%
Total nonoperating (expenses) income	(26,477)	3,178	(29,655)	(933.1)%

Income before income taxes	65,664	87,806	(22,142)	(25.2)%
Income tax provision	(690)	(621)	(69)	11.1%
Net income	64,974	87,185	(22,211)	(25.5)%

Net income attributable to noncontrolling interests
Redeemable noncontrolling interests	(741)	(993)	252	(25.4)%
Partially owned properties	(208)	(415)	207	(49.9)%
Net income attributable to noncontrolling interests	(949)	(1,408)	459	(32.6)%
Net income attributable to ACC, Inc. and subsidiaries common stockholders	$64,025	$85,777	$(21,752)	(25.4)%

Same Store and New Property Operations

A reconciliation of our same store, new property and sold property operations to our consolidated statements of comprehensive income is set forth below:

	Same Store Properties		New Properties(1)		Sold Properties(2)		Total - All Properties
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015	2016	2015	2016	2015
Number of properties	134	134	12	8	2	22	148	164
Number of beds	79,733	79,733	7,738	3,977	1,324	13,621	88,795	97,331

Revenues(3)	$323,348	$315,763	$36,418	$10,539	$2,133	$22,595	$361,899	$348,897
Operating expenses	141,641	138,479	13,824	6,610	1,108	11,172	156,573	156,261

(1)
Does not include properties under construction or undergoing redevelopment as of June 30, 2016.  The number of properties and beds as of June 30, 2015 and revenues and expenses for the six months then ended include properties for which redevelopment activities had not yet commenced.

(2)
Includes two wholly-owned properties that were sold during the six months ended June 30, 2016, along with 20 wholly-owned properties that were sold during 2015. Refer to Note 4 in the accompanying Notes to Consolidated Financial Statements contained in Item 1 for a more detailed discussion of our recent disposition activity.

(3)	Includes revenues which are reflected as resident services revenue on the accompanying consolidated statements of comprehensive income.

Same Store Properties.  The increase in revenue from our same store properties was primarily due to an increase in average rental rates for the 2015/2016 academic years partially offset by a decrease in weighted average occupancy from 95.4% during the six months ended June 30, 2015 to 95.0% for the six months ended June 30, 2016.

The increase in operating expenses from our same store properties was primarily due to the same factors that contributed to the increase in operating expenses for the three months ended June 30, 2016, as discussed above. These increases were offset by a decrease in utilities expense, a result of improved commodities pricing and asset management initiatives.

New Property Operations. Our new properties for the six months ended June 30, 2016 are summarized in the table of new properties contained in the discussion of our results of operations for the three months ended June 30, 2016 and 2015.

On-Campus Participating Properties (“OCPP”) Operations

Same Store OCPP Properties. We had five participating properties containing 5,086 beds which were operating during the six months ended June 30, 2016 and 2015. Revenues from these properties increased by $1.4 million, from $14.9 million for the six months ended June 30, 2015 to $16.3 million for the six months ended June 30, 2016. This increase was primarily due to an increase in average rental rates and an increase in average occupancy from 72.5% for the six months ended June 30, 2015 to 75.8% for the six months ended June 30, 2016. Operating expenses at these properties increased by $0.7 million, from $5.6 million for the six months ended June 30, 2015 as compared to $6.3 million for the six months ended June 30, 2016, primarily due to an increase in utilities as compared to the prior year.

Third-Party Development Services Revenue

Third-party development services revenue increased by approximately $1.0 million, from $2.2 million during the six months ended June 30, 2015 to $3.2 million for the six months ended June 30, 2016.  This increase was due to a $0.5 million fee earned for the performance of various predevelopment activities for the University on Kansas during the six months ended June 30, 2016, in addition to the same factors that contributed to the increase for the three months ended June 30, 2016, as discussed above.

Third-Party Management Services Revenue

Third-party management services revenue increased by approximately $0.4 million, from $4.3 million during the six months ended June 30, 2015 to $4.7 million for the six months ended June 30, 2016.  This increase was primarily as a result of revenue earned from newly awarded management contracts, and the recognition of incentive fees from an existing third-party management contract during the six months ended June 30, 2016. We anticipate an increase in third-party management services revenue for the full year 2016 as compared to 2015 from new contracts anticipated to be obtained in 2016, which will be slightly offset by the anticipated discontinuance of certain existing management contracts.

General and Administrative

General and administrative expenses increased by approximately $1.0 million, from $10.4 million during the six months ended June 30, 2015 to $11.4 million for the six months ended June 30, 2016. This increase was primarily due to the same factors that contributed to the increase for the three months ended June 30, 2016, as discussed above.

Depreciation and Amortization

Depreciation and amortization increased by approximately $5.2 million, from $102.2 million during the six months ended June 30, 2015 to $107.4 million for the six months ended June 30, 2016.  This increase was primarily due to the following: (i) a $5.3 million increase related to the completion of construction and opening of four owned development properties in August and September 2015; (ii) a $2.7 million increase due to property acquisition activity in 2015; and (iii) renovation activities occurring at three wholly-owned properties, which contributed approximately $1.9 million of additional depreciation and amortization expense during the six months ended June 30, 2016. These increases were offset by a decrease in depreciation and amortization expense of approximately $4.6 million related to the sale of two properties in the first quarter 2016 and 20 properties in 2015.

Ground/Facility Leases

Ground/facility leases expense increased by approximately $0.7 million, from $4.1 million during the six months ended June 30, 2015 to $4.8 million for the six months ended June 30, 2016. This increase was primarily due to the same factors that contributed to the increase for the three months ended June 30, 2016, as discussed above.

Interest Income

Interest income increased by approximately $0.6 million, from $2.2 million during the six months ended June 30, 2015 to $2.8 million for the six months ended June 30, 2016. This increase was primarily due to the same factors that contributed to the increase for the three months ended June 30, 2016, as discussed above.

Interest Expense

Interest expense increased by approximately $0.1 million, from $42.6 million during the six months ended June 30, 2015 to $42.7 million for the six months ended June 30, 2016. Interest expense increased as a result of the following: (i) an increase of approximately $6.7 million during the six months ended June 30, 2016 related to our $400 million offering of senior unsecured notes, which closed in September 2015; and (ii) approximately $1.3 million of additional interest related to loans assumed in connection with 2015 property acquisitions. These increases were mostly offset by the following: (i) a decrease of approximately $3.0 million due to the payoff of our revolving credit facility and our $250 million term loan using proceeds from our February 2016 equity offering; (ii) a decrease of approximately $2.2 million during the six months ended June 30, 2016 related to the disposition of properties with outstanding mortgage debt during 2015; (iii) a decrease of $2.1 million related to the payoff of mortgage and construction loans during 2015 and 2016; (iv) a decrease of $0.4 million related to lower outstanding balances on our mortgage debt due to continued scheduled principal payments; and (v) an increase of $0.2 million in capitalized interest due to the timing and volume of construction activities on our owned development projects during the comparable six month periods.

Amortization of Deferred Financing Costs

Amortization of deferred financing costs increased by approximately $1.2 million, from $2.7 million during the six months ended June 30, 2015 to $3.9 million for the six months ended June 30, 2016. This increase was primarily due to $1.1 million of accelerated amortization related to the payoff of our $250 million term loan facility in February 2016.

Gain from Disposition of Real Estate

During the six months ended June 30, 2016, we sold two wholly-owned properties containing 1,324 beds, resulting in a net gain from disposition of real estate of approximately $17.4 million. During the six months ended June 30, 2015, we sold 17 wholly-owned properties containing 11,097 beds, resulting in a net gain from disposition of real estate of approximately $48.0 million.

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

Liquidity and Capital Resources

Cash Balances and Cash Flows

As of June 30, 2016, excluding our on-campus participating properties, we had $225.4 million in cash and cash equivalents and restricted cash as compared to $38.2 million in cash and cash equivalents and restricted cash as of December 31, 2015.  Restricted cash primarily consists of escrow accounts held by lenders and resident security deposits, as required by law in certain states, and funds held in escrow in connection with potential acquisition and development opportunities.  The following discussion relates to changes in cash due to operating, investing and financing activities, which are presented in our consolidated statements of cash flows included in Item 1.

Operating Activities: For the six months ended June 30, 2016, net cash provided by operating activities was approximately $151.3 million, as compared to approximately $130.1 million for the six months ended June 30, 2015, an increase of $21.2 million.  This increase in cash flows was primarily due to the timing of collections of our student accounts receivable. Additionally, operating cash flows provided by property acquisitions in 2015 and the completion of construction and opening of four owned development projects in August and September 2015 more than offset the decrease in operating cash flows related to the sale of 22 properties during 2015 and 2016.

Investing Activities:  Investing activities utilized approximately $195.6 million and $38.9 million for the six months ended June 30, 2016 and 2015, respectively.  The $156.7 million increase in cash utilized in investing activities was primarily a result of the following: (i) a $323.2 million decrease in proceeds from the disposition of wholly owned properties as we sold 17 properties during the six months ended June 30, 2015, as compared to two properties during the comparable six month period in 2016; (ii) a $77.6 million increase in cash used to fund the construction of our wholly-owned development properties, related to the timing of construction commencement and completion of our owned development pipeline; and (iii) a $3.4 million increase in cash used to fund capital reserves. These increases were partially offset by: (i) a $217.8 million decrease in cash paid for property acquisitions due to the acquisition of seven wholly-owned properties during the six months ended June 30, 2015, as compared to the acquisition of three in-process development properties during the six months ended June 30, 2016; (ii) an $11.4 million decrease in cash used during the six months ended June 30, 2016 related to escrow deposits made on future acquisition opportunities; (iii) an $11.3 million decrease in cash paid to acquire undeveloped land parcels; (iv) a $4.5 million decrease in cash used to fund capital expenditures at our wholly-owned and on-campus participating properties; (v) a $1.7 million decrease in cash used to increase ownership in a consolidated subsidiary during the six months ended June 30, 2015; and (vi) a $0.8 million decrease in purchases of corporate furniture, fixtures and equipment.

Financing Activities: Cash provided by financing activities for the six months ended June 30, 2016 totaled approximately $234.4 million as compared to $107.5 million in cash used by financing activities during the six months ended June 30, 2015.  The $341.9 million increase in cash provided by financing activities was primarily a result of the following: (i) a $493.7 million increase in net proceeds from the sale of common stock, related to our equity offering in February 2016; and (ii) a $174.8 million decrease in cash used to pay off mortgage debt during the comparable six month periods. These increases were partially offset by the following: (i) $250.0 million related to the payoff of our Term Loan II Facility in February 2016; (ii) a $55.8 million increase in net pay downs on our revolving credit facility; (iii) a $19.5 million increase in distributions to common and restricted stockholders; (iv) a $0.6 million increase in scheduled payments on outstanding mortgage debt; and (v) a $0.5 million increase in payments of debt issuance costs.

Liquidity Needs, Sources and Uses of Capital

As of June 30, 2016, our short-term liquidity needs included, but were not limited to, the following: (i) anticipated distribution payments to our common and restricted stockholders totaling approximately $220.5 million based on an assumed annual cash distribution of $1.68 per share based on the number of our shares outstanding as of June 30, 2016; (ii) anticipated distribution payments to our Operating Partnership unitholders totaling approximately $2.3 million based on an assumed annual distribution of $1.68 per common unit and a cumulative preferential per annum cash distribution rate of 5.99% on our Preferred OP Units based on the number of units outstanding as of June 30, 2016; (iii) the payoff of approximately $209.6 million of outstanding fixed rate mortgage debt scheduled to mature during the next 12 months; (iv) the payoff of our $200.0 million unsecured term loan maturing in January 2017; (v) estimated development costs over the next 12 months totaling approximately $396.7 million for our wholly-owned properties currently under construction; (vi) funds for other development projects scheduled to commence construction during the next 12 months; and (vii) potential future land acquisitions, including mezzanine financed developments.

We expect to meet our short-term liquidity requirements by (i) utilizing funds from our February 2016 equity offering; (ii) borrowing under our existing unsecured credit facility; (iii) accessing the unsecured bond market; (iv) exercising debt extension options to the extent they are available; (v) issuing securities, including common stock, under our ATM Equity Program discussed more fully in Note 9 in the accompanying Notes to Consolidated Financial Statements contained in Item 1; (vi) potentially disposing of properties depending on market conditions; and (vii) utilizing current cash on hand and net cash provided by operations.

In February 2016, Standard & Poor's Rating Services upgraded its corporate credit rating on the Company from BBB- to BBB and in May 2016 Moody's Investors Service upgraded its corporate credit rating on the Company from Baa3 to Baa2. As a result of the credit rating upgrades, the spread on our unsecured credit facility decreased between 25 and 30 basis points. In addition, the facility fee on our $500 million revolving credit facility will decrease by five basis points.

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

On August 2, 2016, we declared a distribution per share of $0.42, which will be paid on August 26, 2016 to all common stockholders of record as of August 15, 2016.  At the same time, the Operating Partnership will pay an equivalent amount per unit to holders of Common OP Units, as well as the quarterly cumulative preferential distribution to holders of Preferred OP Units.

Pre-Development Expenditures

Our third-party and owned development activities have historically required us to fund pre-development expenditures such as architectural fees, permits and deposits.  The closing and/or commencement of construction of these development projects is subject to a number of risks such as our inability to obtain financing on favorable terms and delays or refusals in obtaining necessary zoning, land use, building, and other required governmental permits and authorizations  As such, we cannot always predict accurately the liquidity needs of these activities.  We frequently incur these pre-development expenditures before a financing commitment and/or required permits and authorizations have been obtained.  Accordingly, we bear the risk of the loss of these pre-development expenditures if financing cannot ultimately be arranged on acceptable terms or we are unable to successfully obtain the required permits and authorizations.  Historically, our third-party and owned development projects have been successfully structured and financed; however, these developments have at times been delayed beyond the period initially scheduled, causing revenue to be recognized in later periods.  As of June 30, 2016, we have deferred approximately $8.0 million in pre-development costs related to third-party and owned development projects that have not yet commenced construction.

Indebtedness

The amounts below exclude net unamortized debt premiums and discounts related to mortgage loans assumed in connection with property acquisitions, original issue discounts, and deferred financing costs (see Note 8 in the accompanying Notes to the Consolidated Financial Statements contained in Item 1 for details). A summary of our consolidated indebtedness as of June 30, 2016 is as follows:

	Amount	% of Total	Weighted Average Rates	Weighted Average Maturities
Secured	$1,014,717	39.6%	5.15%	5.1 Years
Unsecured	1,550,000	60.4%	3.39%	5.4 Years
Total consolidated debt	$2,564,717	100.0%	4.09%	5.3 Years

Fixed rate debt
Secured
Project-based taxable bonds	$36,935	1.4%	7.56%	8.2 Years
Construction	10,013	0.4%	4.61%	8.2 Years
Mortgage	967,769	37.8%	5.06%	4.9 Years
Unsecured
3.750% Notes, due April 2023	400,000	15.6%	3.75%	6.8 Years
4.125% Notes, due July 2024 (1)	400,000	15.6%	4.25%	8.0 Years
3.350% Notes, due Oct 2020	400,000	15.6%	3.35%	4.3 Years
Term loan	350,000	13.6%	2.04%	2.3 Years
Total - fixed rate debt	2,564,717	100.0%	4.09%	5.3 Years

Variable rate debt:
Unsecured revolving credit facility	—	—%	1.77%	1.7 Years
Total consolidated debt	$2,564,717	100.0%	4.09%	5.3 Years

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

The following table presents a reconciliation of our net income attributable to common stockholders to FFO and FFOM:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income attributable to ACC, Inc. and Subsidiaries common stockholders	$18,438	$15,580	$64,025	$85,777
Noncontrolling interests	327	338	949	1,408
Gain from disposition of real estate	—	(3,790)	(17,409)	(48,042)
Real estate related depreciation and amortization	52,885	50,985	105,931	101,009
Funds from operations (“FFO”) attributable to common stockholders and OP unitholders	71,650	63,113	153,496	140,152

Elimination of operations of on-campus participating properties:
Net loss (income) from on-campus participating properties	1,097	969	(2,067)	(1,699)
Amortization of investment in on-campus participating properties	(1,831)	(1,735)	(3,654)	(3,451)
	70,916	62,347	147,775	135,002
Modifications to reflect operational performance of on-campus participating properties:
Our share of net cash flow (1)	1,015	739	1,865	1,614
Management fees	264	241	723	668
Contribution from on-campus participating properties	1,279	980	2,588	2,282
Property acquisition costs	—	683	—	2,213
Elimination of loss from early extinguishment of debt (2)	—	1,175	—	1,770
Funds from operations – modified (“FFOM”) attributable to common stockholders and OP unitholders	$72,195	$65,185	$150,363	$141,267

FFO per share – diluted	$0.54	$0.55	$1.19	$1.23
FFOM per share – diluted	$0.54	$0.57	$1.16	$1.24
Weighted average common shares outstanding – diluted	132,638,808	114,541,910	129,159,380	113,762,540

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

Dated:	August 5, 2016

AMERICAN CAMPUS COMMUNITIES, INC.

By:	/s/ William C. Bayless, Jr.

William C. Bayless, Jr. President and Chief Executive Officer

By:	/s/ Jonathan A. Graf

Jonathan A. Graf Executive Vice President, Chief Financial Officer, Treasurer and Secretary

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	August 5, 2016

AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P.
By:	American Campus Communities Holdings, LLC, its general partner
	By:	American Campus Communities, Inc., its sole member

	By:	/s/ William C. Bayless, Jr.

William C. Bayless, Jr. President and Chief Executive Officer

	By:	/s/ Jonathan A. Graf

Jonathan A. Graf Executive Vice President, Chief Financial Officer, Treasurer and Secretary