Form 10-Q
period 2016-09-30
AMERICAN CAMPUS COMMUNITIES INC; American Campus Communities Operating Partnership LP
filed 2016-11-04
CIK 1283630, 1357369

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2016.

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

There were 132,099,754 shares of the American Campus Communities, Inc.’s common stock with a par value of $0.01 per share outstanding as of the close of business on October 28, 2016.

EXPLANATORY NOTE

This report combines the reports on Form 10-Q for the quarterly period ended September 30, 2016 of American Campus Communities, Inc. and American Campus Communities Operating Partnership, L.P.  Unless stated otherwise or the context otherwise requires, references to “ACC” mean American Campus Communities, Inc., a Maryland real estate investment trust (“REIT”), and references to “ACCOP” mean American Campus Communities Operating Partnership, L.P., a Maryland limited partnership.  References to the “Company,” “we,” “us” or “our” mean collectively ACC, ACCOP and those entities/subsidiaries owned or controlled by ACC and/or ACCOP.  References to the “Operating Partnership” mean collectively ACCOP and those entities/subsidiaries owned or controlled by ACCOP. The following chart illustrates the Company’s and the Operating Partnership’s corporate structure:

American Campus Communities, Inc.
(Limited Partner)
100.0%
American Campus Communities
Holdings, LLC.
(General Partner)
99.1%
less than 1%
American Campus Communities
Operating Partnership, L.P.
0.9%
Other Limited
Partners
Property Owning
Entities/Subsidiaries
Company
Operating
Partnership

The general partner of ACCOP is American Campus Communities Holdings, LLC (“ACC Holdings”), an entity that is wholly-owned by ACC. As of September 30, 2016, ACC Holdings held an ownership interest in ACCOP of less than 1%. The limited partners of ACCOP are ACC and other limited partners consisting of current and former members of management and nonaffiliated third parties.  As of September 30, 2016, ACC owned an approximate 99.1% limited partnership interest in ACCOP.  As the sole member of the general partner of ACCOP, ACC has exclusive control of ACCOP’s day-to-day management.  Management operates the Company and the Operating Partnership as one business. The management of ACC consists of the same members as the management of ACCOP. The Company is structured as an umbrella partnership REIT (“UPREIT”) and ACC contributes all net proceeds from its various equity offerings to the Operating Partnership. In return for those contributions, ACC receives a number of units of the Operating Partnership (“OP Units,” see definition below) equal to the number of common shares it has issued in the equity offering. Contributions of properties to the Company can be structured as tax-deferred transactions through the issuance of OP Units in the Operating Partnership. Based on the terms of ACCOP’s partnership agreement, OP Units can be exchanged for ACC’s common shares on a one-for-one basis. The Company maintains a one-for-one relationship between the OP Units of the Operating Partnership issued to ACC and ACC Holdings and the common shares issued to the public. The Company believes that combining the reports on Form 10-Q of ACC and ACCOP into this single report provides the following benefits:

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

FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2016
 TABLE OF CONTENTS

		PAGE NO.

PART I.

Item 1.	Consolidated Financial Statements of American Campus Communities, Inc. and Subsidiaries:

	Consolidated Balance Sheets as of September 30, 2016 (unaudited) and December 31, 2015	1

	Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2016 and 2015 (all unaudited)	2

	Consolidated Statement of Changes in Equity for the nine months ended September 30, 2016 (unaudited)	3

	Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015 (all unaudited)	4

	Consolidated Financial Statements of American Campus Communities Operating Partnership, L.P. and Subsidiaries:

	Consolidated Balance Sheets as of September 30, 2016 (unaudited) and December 31, 2015	6

	Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2016 and 2015 (all unaudited)	7

	Consolidated Statement of Changes in Capital for the nine months ended September 30, 2016 (unaudited)	8

	Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015 (all unaudited)	9

	Notes to Consolidated Financial Statements of American Campus Communities, Inc. and Subsidiaries and American Campus Communities Operating Partnership, L.P. and Subsidiaries (unaudited)	11

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	31

Item 3.	Quantitative and Qualitative Disclosure about Market Risk	48

Item 4.	Controls and Procedures	48

PART II.

Item 1.	Legal Proceedings	49

Item 1A.	Risk Factors	49

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	49

Item 3.	Defaults Upon Senior Securities	49

Item 4.	Mine Safety Disclosures	49

Item 5.	Other Information	49

Item 6.	Exhibits	50

SIGNATURES		51

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2016	December 31, 2015
	(Unaudited)
Assets

Investments in real estate:
Wholly-owned properties, net	$5,348,258	$5,522,271
Wholly-owned properties held for sale	495,955	55,354
On-campus participating properties, net	87,212	90,129
Investments in real estate, net	5,931,425	5,667,754

Cash and cash equivalents	32,393	16,659
Restricted cash	29,649	33,675
Student contracts receivable, net	16,650	18,475
Other assets	269,258	269,685

Total assets	$6,279,375	$6,006,248

Liabilities and equity

Liabilities:
Secured mortgage, construction and bond debt	$927,264	$1,094,962
Unsecured notes	1,188,218	1,186,700
Unsecured term loans	348,810	597,719
Unsecured revolving credit facility	20,000	68,900
Accounts payable and accrued expenses	77,247	71,988
Other liabilities	199,887	144,811
Total liabilities	2,761,426	3,165,080

Commitments and contingencies (Note 13)

Redeemable noncontrolling interests	63,718	59,511

Equity:
American Campus Communities, Inc. and Subsidiaries stockholders’ equity:
Common stock, $0.01 par value, 800,000,000 shares authorized, 131,827,424 and 112,350,877 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	1,319	1,124
Additional paid in capital	4,095,452	3,325,806
Treasury stock, at cost, 20,181 and 10,155 shares at September 30, 2016 and December 31, 2015, respectively	(975)	(403)
Accumulated earnings and dividends	(639,698)	(550,501)
Accumulated other comprehensive loss	(5,992)	(5,830)
Total American Campus Communities, Inc. and Subsidiaries stockholders’ equity	3,450,106	2,770,196
Noncontrolling interests - partially owned properties	4,125	11,461
Total equity	3,454,231	2,781,657

Total liabilities and equity	$6,279,375	$6,006,248

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues
Wholly-owned properties	$185,694	$170,275	$546,078	$517,641
On-campus participating properties	6,758	6,565	23,018	21,469
Third-party development services	773	937	3,929	3,178
Third-party management services	2,376	2,261	7,039	6,586
Resident services	810	778	2,325	2,309
Total revenues	196,411	180,816	582,389	551,183

Operating expenses
Wholly-owned properties	100,602	96,411	257,175	252,672
On-campus participating properties	3,784	3,557	10,125	9,167
Third-party development and management services	3,340	3,555	10,638	10,554
General and administrative	5,375	5,086	16,810	15,667
Depreciation and amortization	52,067	51,874	159,486	154,103
Ground/facility leases	1,965	1,782	6,736	5,841
Total operating expenses	167,133	162,265	460,970	448,004

Operating income	29,278	18,551	121,419	103,179

Nonoperating income and (expenses)
Interest income	1,272	1,099	4,026	3,296
Interest expense	(19,016)	(21,053)	(61,762)	(63,627)
Amortization of deferred financing costs	(1,344)	(1,315)	(5,238)	(4,032)
Gain from disposition of real estate	—	4,657	17,409	52,699
Loss from early extinguishment of debt	—	—	—	(1,770)
Other nonoperating income	—	388	—	388
Total nonoperating expense	(19,088)	(16,224)	(45,565)	(13,046)

Income before income taxes	10,190	2,327	75,854	90,133
Income tax provision	(345)	(311)	(1,035)	(932)
Net income	9,845	2,016	74,819	89,201
Net income attributable to noncontrolling interests
Redeemable noncontrolling interests	(124)	(69)	(865)	(1,062)
Partially owned properties	(77)	(92)	(285)	(507)
Net income attributable to noncontrolling interests	(201)	(161)	(1,150)	(1,569)
Net income attributable to ACC, Inc. and Subsidiaries common stockholders	$9,644	$1,855	$73,669	$87,632

Other comprehensive income (loss)
Change in fair value of interest rate swaps and other	1,271	(1,420)	(162)	(2,443)
Comprehensive income	$10,915	$435	$73,507	$85,189

Net income per share attributable to ACC, Inc. and Subsidiaries common stockholders
Basic	$0.07	$0.01	$0.57	$0.78
Diluted	$0.07	$0.01	$0.56	$0.77

Weighted-average common shares outstanding
Basic	130,786,985	112,323,520	128,239,294	111,867,257
Diluted	131,568,371	112,980,208	129,034,401	113,911,864

Distributions declared per common share	$0.42	$0.40	$1.24	$1.18

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(unaudited, in thousands, except share data)

	Common Shares	Par Value of Common Shares	Additional Paid in Capital	Treasury Stock	Treasury Stock at Cost	Accumulated Earnings and Dividends	Accumulated Other Comprehensive Loss	Noncontrolling Interests – Partially Owned Properties	Total
Equity, December 31, 2015	112,350,877	$1,124	$3,325,806	10,155	$(403)	$(550,501)	$(5,830)	$11,461	$2,781,657
Adjustments to reflect redeemable noncontrolling interests at fair value	—	—	(10,481)	—	—	—	—	—	(10,481)
Amortization of restricted stock awards	—	—	7,093	—	—	—	—	—	7,093
Vesting of restricted stock awards and restricted stock units	130,701	1	(1,784)	10,026	(572)	—	—	—	(2,355)
Distributions to common and restricted stockholders	—	—	—	—	—	(162,866)	—	—	(162,866)
Distributions to noncontrolling interests - partially owned properties	—	—	—	—	—	—	—	(366)	(366)
Increase in ownership of consolidated subsidiary	—	—	—	—	—	—	—	(7,311)	(7,311)
Conversion of operating partnership units to common stock	166,846	2	5,439	—	—	—	—	—	5,441
Net proceeds from sale of common stock	19,179,000	192	769,379	—	—	—	—	—	769,571
Change in fair value of interest rate swaps	—	—	—	—	—	—	(471)	—	(471)
Amortization of interest rate swap terminations	—	—	—	—	—	—	309	—	309
Contributions by noncontrolling partners	—	—	—	—	—	—	—	56	56
Net income	—	—	—	—	—	73,669	—	285	73,954
Equity, September 30, 2016	131,827,424	$1,319	$4,095,452	20,181	$(975)	$(639,698)	$(5,992)	$4,125	$3,454,231

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2016	2015
Operating activities
Net income	$74,819	$89,201
Adjustments to reconcile net income to net cash provided by operating activities:
Gains from disposition of real estate	(17,409)	(52,699)
Gain from insurance settlement	—	(388)
Loss from early extinguishment of debt	—	1,770
Depreciation and amortization	159,486	154,103
Amortization of deferred financing costs and debt premiums/discounts	(4,053)	(4,726)
Share-based compensation	7,820	6,335
Income tax provision	1,035	932
Amortization of interest rate swap terminations	309	308
Changes in operating assets and liabilities:
Restricted cash	(734)	(2,286)
Student contracts receivable, net	1,750	(15,051)
Other assets	(5,112)	(16,852)
Accounts payable and accrued expenses	2,769	(9,164)
Other liabilities	22,157	27,454
Net cash provided by operating activities	242,837	178,937

Investing activities
Proceeds from disposition of properties	72,640	427,205
Cash paid for acquisition of operating and under development properties	(96,604)	(298,202)
Cash paid for land acquisitions	(856)	(41,855)
Capital expenditures for wholly-owned properties	(45,155)	(70,022)
Investments in wholly-owned properties under development	(284,777)	(140,725)
Capital expenditures for on-campus participating properties	(2,510)	(2,389)
Investment in direct financing lease	(7,837)	—
Decrease in escrow deposits for real estate investments	5,141	87
Change in restricted cash related to capital reserves	(1,099)	3,156
Proceeds from insurance settlement	—	388
Increase in ownership of consolidated subsidiary	—	(1,708)
Purchase of corporate furniture, fixtures and equipment	(4,681)	(6,579)
Net cash used in investing activities	(365,738)	(130,644)

Financing activities
Proceeds from unsecured notes	—	399,244
Proceeds from sale of common stock	803,189	216,666
Offering costs	(32,912)	(3,250)
Pay-off of mortgage and construction loans	(152,597)	(244,771)
Loss from early extinguishment of debt	—	(1,770)
Pay-off of unsecured term loans	(400,000)	—
Proceeds from unsecured term loan	150,000	—
Proceeds from revolving credit facility	123,400	626,300
Pay downs of revolving credit facility	(172,300)	(868,800)
Proceeds from construction loans	—	258
Scheduled principal payments on debt	(11,514)	(10,717)
Debt issuance and assumption costs	(744)	(2,725)
Taxes paid on net-share settlements	(2,977)	(2,878)
Distributions to common and restricted stockholders	(162,866)	(133,354)
Distributions to noncontrolling partners	(2,044)	(2,328)
Net cash provided by (used in) financing activities	138,635	(28,125)

Net change in cash and cash equivalents	15,734	20,168
Cash and cash equivalents at beginning of period	16,659	25,062
Cash and cash equivalents at end of period	$32,393	$45,230

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2016	2015
Supplemental disclosure of non-cash investing and financing activities
Loans assumed in connection with property acquisitions	$(10,012)	$(69,423)
Issuance of common units in connection with property acquisitions	$—	$(14,182)
Change in fair value of derivative instruments, net	$(471)	$(2,443)
Change in fair value of redeemable noncontrolling interests	$(10,481)	$5,352

Supplemental disclosure of cash flow information
Interest paid	$69,884	$74,620

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)

	September 30, 2016	December 31, 2015
	(Unaudited)
Assets

Investments in real estate:
Wholly-owned properties, net	$5,348,258	$5,522,271
Wholly-owned properties held for sale	495,955	55,354
On-campus participating properties, net	87,212	90,129
Investments in real estate, net	5,931,425	5,667,754

Cash and cash equivalents	32,393	16,659
Restricted cash	29,649	33,675
Student contracts receivable, net	16,650	18,475
Other assets	269,258	269,685

Total assets	$6,279,375	$6,006,248

Liabilities and capital

Liabilities:
Secured mortgage, construction and bond debt	$927,264	$1,094,962
Unsecured notes	1,188,218	1,186,700
Unsecured term loans	348,810	597,719
Unsecured revolving credit facility	20,000	68,900
Accounts payable and accrued expenses	77,247	71,988
Other liabilities	199,887	144,811
Total liabilities	2,761,426	3,165,080

Commitments and contingencies (Note 13)

Redeemable limited partners	63,718	59,511

Capital:
Partners’ capital:
General partner - 12,222 OP units outstanding at both September 30, 2016 and December 31, 2015	85	93
Limited partner - 131,835,383 and 112,348,810 OP units outstanding at September 30, 2016 and December 31, 2015, respectively	3,456,013	2,775,933
Accumulated other comprehensive loss	(5,992)	(5,830)
Total partners’ capital	3,450,106	2,770,196
Noncontrolling interests - partially owned properties	4,125	11,461
Total capital	3,454,231	2,781,657

Total liabilities and capital	$6,279,375	$6,006,248

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands, except unit and per unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues
Wholly-owned properties	$185,694	$170,275	$546,078	$517,641
On-campus participating properties	6,758	6,565	23,018	21,469
Third-party development services	773	937	3,929	3,178
Third-party management services	2,376	2,261	7,039	6,586
Resident services	810	778	2,325	2,309
Total revenues	196,411	180,816	582,389	551,183

Operating expenses
Wholly-owned properties	100,602	96,411	257,175	252,672
On-campus participating properties	3,784	3,557	10,125	9,167
Third-party development and management services	3,340	3,555	10,638	10,554
General and administrative	5,375	5,086	16,810	15,667
Depreciation and amortization	52,067	51,874	159,486	154,103
Ground/facility leases	1,965	1,782	6,736	5,841
Total operating expenses	167,133	162,265	460,970	448,004

Operating income	29,278	18,551	121,419	103,179

Nonoperating income and (expenses)
Interest income	1,272	1,099	4,026	3,296
Interest expense	(19,016)	(21,053)	(61,762)	(63,627)
Amortization of deferred financing costs	(1,344)	(1,315)	(5,238)	(4,032)
Gain from disposition of real estate	—	4,657	17,409	52,699
Loss from early extinguishment of debt	—	—	—	(1,770)
Other nonoperating income	—	388	—	388
Total nonoperating expense	(19,088)	(16,224)	(45,565)	(13,046)
Income before income taxes	10,190	2,327	75,854	90,133
Income tax provision	(345)	(311)	(1,035)	(932)
Net income	9,845	2,016	74,819	89,201
Net income attributable to noncontrolling interests – partially owned properties	(77)	(92)	(285)	(507)
Net income attributable to American Campus Communities Operating Partnership, L.P.	9,768	1,924	74,534	88,694
Series A preferred unit distributions	(36)	(44)	(115)	(132)
Net income attributable to common unitholders	$9,732	$1,880	$74,419	$88,562

Other comprehensive income (loss)
Change in fair value of interest rate swaps and other	1,271	(1,420)	(162)	(2,443)
Comprehensive income	$11,003	$460	$74,257	$86,119

Net income per unit attributable to common unitholders
Basic	$0.07	$0.01	$0.57	$0.77
Diluted	$0.07	$0.01	$0.56	$0.77

Weighted-average common units outstanding
Basic	132,008,227	113,766,243	129,517,442	113,222,867
Diluted	132,789,613	114,422,931	130,312,549	113,911,864

Distributions declared per Common Unit	$0.42	$0.40	$1.24	$1.18

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN CAPITAL
(unaudited, in thousands, except unit data)

					Accumulated	Noncontrolling
					Other	Interests -
	General Partner		Limited Partner		Comprehensive	Partially Owned
	Units	Amount	Units	Amount	Loss	Properties	Total
Capital, December 31, 2015	12,222	$93	112,348,810	$2,775,933	$(5,830)	$11,461	$2,781,657
Adjustments to reflect redeemable limited partners’ interest at fair value	—	—	—	(10,481)	—	—	(10,481)
Amortization of restricted stock awards	—	—	—	7,093	—	—	7,093
Vesting of restricted stock awards and restricted stock units	—	—	140,727	(2,355)	—	—	(2,355)
Distributions	—	(15)	—	(162,851)	—	—	(162,866)
Distributions to noncontrolling interests - partially owned properties	—	—	—	—	—	(366)	(366)
Increase in ownership of consolidated subsidiary	—	—	—	—	—	(7,311)	(7,311)
Conversion of operating partnership units to common stock	—	—	166,846	5,441	—	—	5,441
Issuance of units in exchange for contributions of equity offering proceeds	—	—	19,179,000	769,571	—	—	769,571
Change in fair value of interest rate swaps	—	—	—	—	(471)	—	(471)
Amortization of interest rate swap terminations	—	—	—	—	309	—	309
Contributions by noncontrolling partners	—	—	—	—	—	56	56
Net income	—	7	—	73,662	—	285	73,954
Capital, September 30, 2016	12,222	$85	131,835,383	$3,456,013	$(5,992)	$4,125	$3,454,231

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2016	2015
Operating activities
Net income	$74,819	$89,201
Adjustments to reconcile net income to net cash provided by operating activities:
Gains from disposition of real estate	(17,409)	(52,699)
Gain from insurance settlement	—	(388)
Loss from early extinguishment of debt	—	1,770
Depreciation and amortization	159,486	154,103
Amortization of deferred financing costs and debt premiums/discounts	(4,053)	(4,726)
Share-based compensation	7,820	6,335
Income tax provision	1,035	932
Amortization of interest rate swap terminations	309	308
Changes in operating assets and liabilities:
Restricted cash	(734)	(2,286)
Student contracts receivable, net	1,750	(15,051)
Other assets	(5,112)	(16,852)
Accounts payable and accrued expenses	2,769	(9,164)
Other liabilities	22,157	27,454
Net cash provided by operating activities	242,837	178,937

Investing activities
Proceeds from disposition of properties	72,640	427,205
Cash paid for acquisition of operating and under development properties	(96,604)	(298,202)
Cash paid for land acquisitions	(856)	(41,855)
Capital expenditures for wholly-owned properties	(45,155)	(70,022)
Investments in wholly-owned properties under development	(284,777)	(140,725)
Capital expenditures for on-campus participating properties	(2,510)	(2,389)
Investment in direct financing lease	(7,837)	—
Decrease in escrow deposits for real estate investments	5,141	87
Change in restricted cash related to capital reserves	(1,099)	3,156
Proceeds from insurance settlement	—	388
Increase in ownership of consolidated subsidiary	—	(1,708)
Purchase of corporate furniture, fixtures and equipment	(4,681)	(6,579)
Net cash used in investing activities	(365,738)	(130,644)

Financing activities
Proceeds from unsecured notes	—	399,244
Proceeds from issuance of common units in exchange for contributions, net	770,277	213,416
Pay-off of unsecured term loan	(400,000)	—
Proceeds from unsecured term loan	150,000	—
Pay-off of mortgage and construction loans	(152,597)	(244,771)
Loss from early extinguishment of debt	—	(1,770)
Proceeds from revolving credit facility	123,400	626,300
Pay downs of revolving credit facility	(172,300)	(868,800)
Proceeds from construction loans	—	258
Scheduled principal payments on debt	(11,514)	(10,717)
Debt issuance and assumption costs	(744)	(2,725)
Taxes paid on net-share settlements	(2,977)	(2,878)
Distributions paid on unvested restricted stock awards	(1,051)	(867)
Distributions paid to common and preferred unitholders	(163,493)	(134,197)
Distributions paid to noncontrolling partners - partially owned properties	(366)	(618)
Net cash provided by (used in) financing activities	138,635	(28,125)

Net change in cash and cash equivalents	15,734	20,168
Cash and cash equivalents at beginning of period	16,659	25,062
Cash and cash equivalents at end of period	$32,393	$45,230

AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2016	2015
Supplemental disclosure of non-cash investing and financing activities
Loans assumed in connection with property acquisitions	$(10,012)	$(69,423)
Issuance of common units in connection with property acquisitions	$—	$(14,182)
Change in fair value of derivative instruments, net	$(471)	$(2,443)
Change in fair value of redeemable noncontrolling interests	$(10,481)	$5,352

Supplemental disclosure of cash flow information
Interest paid	$69,884	$74,620

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

The general partner of ACCOP is American Campus Communities Holdings, LLC (“ACC Holdings”), an entity that is wholly-owned by ACC.  As of September 30, 2016, ACC Holdings held an ownership interest in ACCOP of less than 1%. The limited partners of ACCOP are ACC and other limited partners consisting of current and former members of management and nonaffiliated third parties.  As of September 30, 2016, ACC owned an approximate 99.1% limited partnership interest in ACCOP.  As the sole member of the general partner of ACCOP, ACC has exclusive control of ACCOP’s day-to-day management.  Management operates ACC and ACCOP as one business.  The management of ACC consists of the same members as the management of ACCOP.  ACC consolidates ACCOP for financial reporting purposes, and ACC does not have significant assets other than its investment in ACCOP.  Therefore, the assets and liabilities of ACC and ACCOP are the same on their respective financial statements.  References to the “Company,” “we,” “us” or “our” mean collectively ACC, ACCOP and those entities/subsidiaries owned or controlled by ACC and/or ACCOP.  References to the “Operating Partnership” mean collectively ACCOP and those entities/subsidiaries owned or controlled by ACCOP.  Unless otherwise indicated, the accompanying Notes to the Consolidated Financial Statements apply to both the Company and the Operating Partnership.

As of September 30, 2016, our property portfolio contained 170 properties with approximately 105,300 beds.  Our property portfolio consisted of 139 owned off-campus student housing properties that are in close proximity to colleges and universities, 26 American Campus Equity (“ACE®”) properties operated under ground/facility leases with twelve university systems and five on-campus participating properties operated under ground/facility leases with the related university systems.  Of the 170 properties, eleven were under development as of September 30, 2016, and when completed will consist of a total of approximately 9,000 beds.  Our communities contain modern housing units and are supported by a resident assistant system and other student-oriented programming, with many offering resort-style amenities.

Through one of ACC’s taxable REIT subsidiaries (“TRSs”), we also provide construction management and development services, primarily for student housing properties owned by colleges and universities, charitable foundations, and others.  As of September 30, 2016, also through one of ACC’s TRSs, we provided third-party management and leasing services for 35 properties that represented approximately 28,300 beds.  Third-party management and leasing services are typically provided pursuant to management contracts that have initial terms that range from one to five years.  As of September 30, 2016, our total owned and third-party managed portfolio included 205 properties with approximately 133,600 beds.

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
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Recently Issued Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2016-15 (“ASU 2016-15”), “Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments.” The amendments in this update provide guidance on eight specific cash flow issues where there is diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The guidance is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently assessing whether ASU 2016-15 will have a material effect on its consolidated statements of cash flows.

In March 2016, the FASB issued Accounting Standards Update 2016-05 (“ASU 2016-05”), “Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships.” The amendments in this guidance clarify that a change in the counterparty to a derivative instrument that has been designated as a hedging instrument under Topic 815 does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met. The guidance is effective for public business entities for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. Early adoption is permitted. The Company plans to adopt ASU 2016-05 as of January 1, 2017 and does not expect it to have a material impact on its consolidated financial statements.

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

In May 2014, the FASB issued Accounting Standards Update 2014-09 (“ASU 2014-09”), “Revenue From Contracts With Customers”.  ASU 2014-09 provides a single comprehensive revenue recognition model for contracts with customers (excluding certain contracts, such as lease contracts) to improve comparability within industries.  ASU 2014-09 requires an entity to recognize revenue to reflect the transfer of goods or services to customers at an amount the entity expects to be paid in exchange for those goods and services and provide enhanced disclosures, all to provide more comprehensive guidance for transactions such as service revenue and contract modifications. Subsequent to the issuance of ASU 2014-09, the FASB has issued multiple Accounting Standards Updates clarifying multiple aspects of the new revenue recognition standard, which include the deferral of the effective date by one year.  ASU 2014-09, as amended by subsequent Accounting Standards Updates, is effective for public entities for interim and annual periods beginning after December 15, 2017 and may be applied using either a full retrospective or modified retrospective approach upon adoption. The Company plans to adopt the new revenue standard as of January 1, 2018 and is currently evaluating the potential impact of the new standards on its consolidated financial statements.

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

On January 1, 2016, the Company adopted Accounting Standards Update 2015-03 (“ASU 2015-03”), “Simplifying the Presentation of Debt Issuance Costs.”  The impact of adopting ASU 2015-03 on the Company’s consolidated financial statements was the

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

reclassification of deferred financing costs previously included in “other assets” to “secured mortgage, construction and bond debt”, “unsecured notes” and “unsecured term loans” within its consolidated balance sheets for all periods presented (see Note 7).  Other than these reclassifications, the adoption of ASU 2015-03 did not have an impact on the Company’s consolidated financial statements.

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

Project costs directly associated with the development and construction of an owned real estate project, which include interest, property taxes, and amortization of deferred finance costs, are capitalized as construction in progress.  Upon completion of the project, costs are transferred into the applicable asset category and depreciation commences.  Interest totaling approximately $3.3 million and $2.8 million was capitalized during the three months ended September 30, 2016 and 2015, respectively, and interest totaling approximately $9.0 million and $8.2 million was capitalized during the nine months ended September 30, 2016 and 2015, respectively.

Management assesses whether there has been an impairment in the value of the Company’s investments in real estate whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Impairment is recognized when estimated expected future undiscounted cash flows are less than the carrying value of the property, or when a property meets the criteria to be classified as held for sale, at which time an impairment charge is recognized for any excess of the carrying value

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

of the property over the expected net proceeds from the disposal.  The estimation of expected future net cash flows is inherently uncertain and relies on assumptions regarding current and future economics and market conditions.  If such conditions change, then an adjustment to the carrying value of the Company’s long-lived assets could occur in the future period in which the conditions change.  To the extent that a property is impaired, the excess of the carrying amount of the property over its estimated fair value is charged to earnings. The Company believes that there were no impairment indicators of the carrying values of its investments in real estate as of September 30, 2016.

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

Pre-development Expenditures

Pre-development expenditures such as architectural fees, permits and deposits associated with the pursuit of third-party and owned development projects are expensed as incurred, until such time that management believes it is probable that the contract will be executed and/or construction will commence.  Because the Company frequently incurs these pre-development expenditures before a financing commitment and/or required permits and authorizations have been obtained, the Company bears the risk of loss of these pre-development expenditures if financing cannot ultimately be arranged on acceptable terms or the Company is unable to successfully obtain the required permits and authorizations.  As such, management evaluates the status of third-party and owned projects that have not yet commenced construction on a periodic basis and expenses any deferred costs related to projects whose current status indicates the commencement of construction is unlikely and/or the costs may not provide future value to the Company in the form of revenues.  Such write-offs are included in third-party development and management services expenses (in the case of third-party development projects) or general and administrative expenses (in the case of owned development projects) on the accompanying consolidated statements of comprehensive income.  As of September 30, 2016, the Company has deferred approximately $9.0 million in pre-development costs related to third-party and owned development projects that have not yet commenced construction.  Such costs are included in other assets on the accompanying consolidated balance sheets.

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

The following potentially dilutive securities were outstanding for the three and nine months ended September 30, 2016 and 2015, but were not included in the computation of diluted earnings per share because the effects of their inclusion would be anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Common OP Units (Note 9)	1,221,242	1,442,723	1,278,148	—
Preferred OP Units (Note 9)	87,767	109,359	95,212	109,916
Total potentially dilutive securities	1,309,009	1,552,082	1,373,360	109,916

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

 The following is a summary of the elements used in calculating basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Numerator – basic earnings per share:
Net income	$9,845	$2,016	$74,819	$89,201
Net income attributable to noncontrolling interests	(201)	(161)	(1,150)	(1,569)
Net income attributable to common stockholders	9,644	1,855	73,669	87,632
Amount allocated to participating securities	(329)	(264)	(1,051)	(867)
Net income attributable to common stockholders - basic	$9,315	$1,591	$72,618	$86,765

Numerator – diluted earnings per share:
Net income attributable to common shareholders - basic	$9,315	$1,591	$72,618	$86,765
Income allocated to Common OP Units	—	—	—	929
Net income attributable to common shareholders - diluted	$9,315	$1,591	$72,618	$87,694

Denominator:
Basic weighted average common shares outstanding	130,786,985	112,323,520	128,239,294	111,867,257
Unvested Restricted Stock Awards (Note 10)	781,386	656,688	795,107	688,997
Common OP units (Note 9)	—	—	—	1,355,610
Diluted weighted average common shares outstanding	131,568,371	112,980,208	129,034,401	113,911,864

Earnings per share:
Net income attributable to common stockholders - basic	$0.07	$0.01	$0.57	$0.78
Net income attributable to common stockholders - diluted	$0.07	$0.01	$0.56	$0.77

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

The following is a summary of the elements used in calculating basic and diluted earnings per unit:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Numerator – basic and diluted earnings per unit:
Net income	$9,845	$2,016	$74,819	$89,201
Net income attributable to noncontrolling interests – partially owned properties	(77)	(92)	(285)	(507)
Series A preferred unit distributions	(36)	(44)	(115)	(132)
Amount allocated to participating securities	(329)	(264)	(1,051)	(867)
Net income attributable to common unitholders	$9,403	$1,616	$73,368	$87,695

Denominator:
Basic weighted average common units outstanding	132,008,227	113,766,243	129,517,442	113,222,867
Unvested Restricted Stock Awards (Note 10)	781,386	656,688	795,107	688,997
Diluted weighted average common units outstanding	132,789,613	114,422,931	130,312,549	113,911,864

Earnings per unit:
Net income attributable to common unitholders - basic	$0.07	$0.01	$0.57	$0.77
Net income attributable to common unitholders - diluted	$0.07	$0.01	$0.56	$0.77

3. Property Acquisitions

Properties Under Development
During the nine months ended September 30, 2016, the Company secured the following in-process development properties for approximately $66.0 million. Total cash consideration of $57.1 million consisted of escrow deposits and cash paid at closing:

Property	Location	Primary University Served	Targeted Completion Date	Acquisition Date	Beds
The Court at Stadium Centre (1)	Tallahassee, FL	Florida State University	August 2016	May 2016	260
Callaway House Apartments	Norman, OK	University of Oklahoma	August 2017	June 2016	915
U Centre on College	Clemson, SC	Clemson University	August 2017	June 2016	418
					1,593
(1) In conjunction with the purchase of Stadium Centre in July 2015, we entered into a presale agreement to purchase The Court at Stadium Centre, an adjacent property. We completed the purchase of the property in May 2016 and the property opened for operations in August 2016. As part of this transaction, the Company assumed approximately $10.0 million of fixed rate mortgage debt.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Operating Properties
In August 2016, the Company acquired University Crossings, a wholly-owned property located adjacent to the University of North Carolina in Charlotte, NC, containing 546 beds.
During the nine months ended September 30, 2015, the Company acquired eight wholly-owned properties containing 4,061 beds for a combined purchase price of approximately $378.3 million. As part of these transactions, the Company assumed approximately $69.4 million of mortgage debt and issued 343,895 Common OP Units, valued at $41.24 per unit.
4. Property Dispositions

During the nine months ended September 30, 2016, the Company sold the following wholly-owned properties for approximately $73.8 million, resulting in net proceeds of approximately $72.6 million. The combined net gain on these dispositions totaled approximately $17.4 million.

Property	Location	Primary University Served	Disposition Date	Beds
The Edge - Orlando	Orlando, FL	University of Central Florida	March 2016	930
University Village - Sacramento	Sacramento, CA	California State Univ. - Sacramento	March 2016	394
				1,324

The following portfolio of wholly-owned properties is classified as held for sale on the accompanying consolidated balance sheet as of September 30, 2016:

Property	Location	Primary University Served	Beds
Abbott Place	East Lansing, MI	Michigan State University	654
Burbank Commons	Baton Rouge, LA	Louisiana State University	532
Campus Corner	Bloomington, IA	Indiana University	796
Campus Way	Tuscaloosa, AL	University of Alabama	680
Forest Village and Woodlake	Columbia, MO	University of Missouri	704
Garnet River Walk	Columbia, SC	University of South Carolina	476
Grindstone Canyon	Columbia, MO	University of Missouri	384
Lions Crossing	State College, PA	Penn State University	696
Nittany Crossing	State College, PA	Penn State University	684
Pirates Place Townhomes	Greenville, NC	East Carolina University	528
The Centre	Kalamazoo, MI	Western Michigan University	700
The Cottages of Baton Rouge	Baton Rouge, LA	Louisiana State University	1,290
The Cottages of Columbia	Columbia, MO	University of Missouri	513
U Club Cottages	Baton Rouge, LA	Louisiana State University	308
University Club & The Grove (1)	Tallahassee, FL	Florida State University	736
University Crescent	Baton Rouge, LA	Louisiana State University	612
University Heights	Birmingham, AL	University of Alabama at Birmingham	528
University Manor	Greenville, NC	East Carolina University	600
University Oaks	Columbia, SC	University of South Carolina	662
			12,083

(1)	Consists of two phases that are counted separately in the property portfolio numbers contained in Note 1.

Prior to the sale of the portfolio, the Company plans to pay off $197.7 million in outstanding mortgage debt. As the held for sale properties' anticipated combined sales price less costs to sell exceeds their net book value, no impairment was recorded with respect to these anticipated dispositions.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

During the nine months ended September 30, 2015, the Company sold 20 wholly-owned properties containing 12,297 beds for a combined sales price of approximately $436.7 million, resulting in net proceeds of approximately $427.1 million. The combined net gain on these dispositions totaled approximately $52.7 million.

5. Investments in Wholly-Owned Properties

Wholly-owned properties consisted of the following:

	September 30, 2016		December 31, 2015
Land (1)	$567,866		$597,894
Buildings and improvements	5,072,199		5,235,033
Furniture, fixtures and equipment	300,522		311,696
Construction in progress	223,474		154,988
	6,164,061		6,299,611
Accumulated depreciation	(815,803)		(777,340)
Wholly-owned properties, net	$5,348,258	(2)	$5,522,271	(3)

(1)
The land balance above includes undeveloped land parcels with book values of approximately $38.3 million and $66.2 million as of September 30, 2016 and December 31, 2015, respectively.  It also includes land totaling approximately $61.2 million and $33.0 million as of September 30, 2016 and December 31, 2015, respectively, related to properties under development.

(2)
The balance above excludes the net book value of 19 wholly-owned properties classified as held for sale in the accompanying consolidated balance sheets as of September 30, 2016. One of the properties held for sale consists of two phases which are counted separately in our property portfolio numbers (see Note 4).

(3)
The balance above excludes the net book value of two wholly-owned properties classified as held for sale in the accompanying consolidated balance sheets as of December 31, 2015. These properties were sold in March 2016 (see Note 4).

6. On-Campus Participating Properties

On-campus participating properties are as follows:

			Historical Cost
Lessor/University	Lease Commencement	Required Debt Repayment	September 30, 2016	December 31, 2015
Texas A&M University System / Prairie View A&M University (1)	2/1/1996	9/1/2023	$45,270	$44,147
Texas A&M University System / Texas A&M International	2/1/1996	9/1/2023	7,184	7,064
Texas A&M University System / Prairie View A&M University (2)	10/1/1999	8/31/2025	28,313	27,717
		8/31/2028
University of Houston System / University of Houston (3)	9/27/2000	8/31/2035	37,942	37,381
West Virginia University System / West Virginia University	7/16/2013	7/16/2045	43,786	43,676
			162,495	159,985
Accumulated amortization			(75,283)	(69,856)
On-campus participating properties, net			$87,212	$90,129

(1)	Consists of three phases placed in service between 1996 and 1998.

(2)	Consists of two phases placed in service in 2000 and 2003.

(3)	Consists of two phases placed in service in 2001 and 2005.

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

	September 30, 2016	December 31, 2015
Debt secured by wholly-owned properties:
Mortgage loans payable:
Unpaid principal balance	$784,337	$934,769
Unamortized deferred financing costs	(4,129)	(5,084)
Unamortized debt premiums	41,913	50,763
Unamortized debt discounts	(47)	(166)
	822,074	980,282
Construction loans payable (1)	—	5,559
Unamortized deferred financing costs	—	(374)
	822,074	985,467
Debt secured by on-campus participating properties:
Mortgage loans payable	72,123	73,465
Bonds payable	33,870	36,935
Unamortized deferred financing costs	(803)	(905)
	105,190	109,495
Total secured mortgage, construction and bond debt	927,264	1,094,962
Unsecured notes, net of unamortized OID and deferred financing costs (2)	1,188,218	1,186,700
Unsecured term loans, net of unamortized deferred financing costs (3)	348,810	597,719
Unsecured revolving credit facility	20,000	68,900
Total debt	$2,484,292	$2,948,281

(1) A loan relating to Stadium Centre Phase II was classified as a construction loan as of December 31, 2015 and is now reflected as a mortgage loan as of September 30, 2016, as construction of the property was completed and the property opened in August of 2016.

(2)
Includes net unamortized original issue discount (“OID”) of $2.0 million at September 30, 2016 and $2.2 million at December 31, 2015, and net unamortized deferred financing costs of $9.8 million at September 30, 2016 and $11.1 million at December 31, 2015.

(3)	Includes net unamortized deferred financing costs of $1.2 million at September 30, 2016 and $2.3 million at December 31, 2015.

Pay-off of Mortgage and Construction Debt

During the nine months ended September 30, 2016, the Company paid off approximately $152.6 million of fixed rate mortgage debt secured by nine wholly owned properties (The Lofts at Capital Garage, Aztec Corner, Jacob Heights, Campus Town, Campus Trails, Abbot Place, Burbank Commons, Campus Corner, and Campus Way). Included in this amount is $70.4 million of fixed rate mortgage debt at four held for sale properties (see Note 4).

During the nine months ended September 30, 2015, the Company paid off approximately $162.7 million of fixed rate mortgage debt secured by eight wholly-owned properties, $37.4 million of fixed rate mortgage debt prior to the sale of four properties, and $44.6 million of variable rate construction debt secured by two ACE properties.

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

The notes are fully and unconditionally guaranteed by the Company.  Interest on the notes is payable semi-annually. The terms of the unsecured notes include certain financial covenants that require the Operating Partnership to limit the amount of total debt and secured debt as a percentage of total asset value, as defined.  In addition, the Operating Partnership must maintain a minimum ratio of unencumbered asset value to unsecured debt, as well as a minimum interest coverage level. As of September 30, 2016, the Company was in compliance with all such covenants.

Unsecured Credit Facility

The Company has an aggregate unsecured credit facility totaling $850 million which is comprised of unsecured term loans totaling $350 million and a $500 million unsecured revolving credit facility, which may be expanded by up to an additional $500 million upon the satisfaction of certain conditions. On January 29, 2016, the Company refinanced $150 million of the $350 million term loan facility (“Term Loan I Facility”) by extending the maturity date for the $150 million portion from January 10, 2017 to March 29, 2021. The remaining $200 million of the $350 million Term Loan I Facility matures on January 10, 2017 and can be extended to January 10, 2019 through the exercise of two 12-month extension options, subject to the satisfaction of certain conditions. The maturity date of the unsecured revolving credit facility is March 1, 2018, and can be extended for an additional 12 months to March 1, 2019, subject to the satisfaction of certain conditions. The $250 million term loan facility (“Term Loan II Facility”) was repaid in February 2016 using proceeds from the issuance of 17,940,000 common shares (see Note 8 for details). In connection with this payoff, the Company accelerated the amortization of $1.1 million of deferred financing costs related to the Term Loan II Facility.

Each loan bears interest at a variable rate, at the Company’s option, based upon a base rate or one-, two-, three- or six-month LIBOR, plus, in each case, a spread based upon the Company’s investment grade rating from either Moody’s Investor Services, Inc. or Standard & Poor’s Rating Group. In February 2016, Standard & Poor's upgraded the Company's investment grade rating from BBB- to BBB and in May 2016 Moody's Investors Service upgraded its corporate credit rating on the Company from Baa3 to Baa2. As a result of the credit rating upgrades, the spread on our unsecured credit facility decreased between 25 and 30 basis points. The Company has entered into multiple interest rate swap contracts with notional amounts totaling $350 million that effectively fix the interest rate to a weighted average annual rate of 0.88% on the outstanding balance of the Term Loan I Facility. Including the current spread of 1.20% for the $200 million of the Term Loan I Facility, and a current spread of 1.10% for the remaining $150 million of the Term Loan I Facility, the all-in weighted average annual rate on the Term Loan I Facility was 2.04% at September 30, 2016. Refer to Note 11 for more information on the interest rate swap contracts mentioned above. Availability under the revolving credit facility is limited to an “aggregate borrowing base amount” equal to 60% of the value of the Company’s unencumbered properties, calculated as set forth in the unsecured credit facility.  Additionally, the Company is required to pay a facility fee of 0.20% per annum on the $500 million revolving credit facility.  As of September 30, 2016, the revolving credit facility bore interest at a weighted average annual rate of 1.83% (0.53% + 1.10% spread + 0.20% facility fee), and availability under the revolving credit facility totaled $480 million as of September 30, 2016.

The terms of the unsecured credit facility include certain restrictions and covenants, which limit, among other items, the incurrence of additional indebtedness, liens, and the disposition of assets.  The facility contains customary affirmative and negative covenants and also contains financial covenants that, among other things, require the Company to maintain certain minimum ratios of “EBITDA” (earnings before interest, taxes, depreciation and amortization) to fixed charges and total indebtedness.  The Company may not pay distributions that exceed a specified percentage of funds from operations, as adjusted, for any four consecutive quarters.  The financial covenants also include consolidated net worth and leverage ratio tests.  As of September 30, 2016, the Company was in compliance with all such covenants.

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

The following table presents activity under the Company’s ATM Equity Program during three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Total net proceeds	$62,374	$—	$62,374	$213,416
Commissions paid to sales agents	$790	$—	$790	$3,250
Weighted average price per share	$50.98	$—	$50.98	$43.92
Shares of common stock sold	1,239,000	—	1,239,000	4,933,665

As of September 30, 2016, the Company had approximately $436.8 million available for issuance under its ATM Equity Program.

In 2015, the Company established a Non-Qualified Deferred Compensation Plan (“Deferred Compensation Plan”) maintained for the benefit of select employees and members of the Company’s Board of Directors, in which vested share awards (see Note 10), salary and other cash amounts earned may be deposited. Deferred Compensation Plan assets are held in a rabbi trust, which is subject to the claims of the Company’s creditors in the event of bankruptcy or insolvency. The shares held in the Deferred Compensation Plan are classified within stockholders’ equity in a manner similar to the manner in which treasury stock is classified. Subsequent changes in the fair value of the shares are not recognized. During the nine months ended September 30, 2016, 10,026 shares of ACC's common stock were deposited into the Deferred Compensation Plan, bringing total ACC shares held in the Deferred Compensation Plan to 20,181 as of September 30, 2016.

Partners’ Capital – Operating Partnership

In connection with the equity offering and ATM Equity Program discussed above, ACCOP issued a number of American Campus Operating Partnership Common OP Units (“Common OP Units”) to ACC equivalent to the number of common shares issued by ACC.

9. Noncontrolling Interests

Operating Partnership

Partially-owned properties: As of September 30, 2016, the Operating Partnership consolidates three joint ventures that own and operate University Village at Sweet Home, University Centre and Villas at Chestnut Ridge owned-off campus properties.  The portion of net assets attributable to the third-party partners in these joint ventures is classified as “noncontrolling interests - partially owned properties” within capital on the accompanying consolidated balance sheets of the Operating Partnership.  Accordingly, the third-party partners’ share of the income or loss of the joint ventures is reported on the consolidated statements of comprehensive income of the Operating Partnership as “net income attributable to noncontrolling interests – partially owned properties.”

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

As discussed in Note 3, in July 2015, the Company entered into a pre-sale agreement with a private developer whereby the Company was obligated to purchase The Court at Stadium Centre. The property, a VIE, was consolidated for financial purposes prior to the acquisition date. The initial $7.3 million equity contribution from the developer was reflected as noncontrolling interest - partially owned properties within capital on the accompanying consolidated balance sheets of the Operating Partnership as of December 31, 2015. The Company completed the purchase of the property in May 2016 and the property opened for operations in August 2016.

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

Below is a table summarizing the activity of redeemable limited partners for the nine months ended September 30, 2016:

December 31, 2015	$59,511
Net income	865
Distributions	(1,678)
Conversion of redeemable limited partner units into shares of ACC common stock	(5,461)
Adjustments to reflect redeemable limited partner units at fair value	10,481
September 30, 2016	$63,718

During the nine months ended September 30, 2016, 135,000 Common OP Units and 31,846 Preferred OP Units were converted into an equal number of shares of ACC’s common stock and during the year ended December 31, 2015, 118,474 Common OP Units and 1,000 Preferred OP Units were converted into an equal number of shares of ACC’s common stock. As of September 30, 2016 and December 31, 2015, approximately 0.9% and 1.2%, respectively, of the equity interests of the Operating Partnership were held by owners of Common OP Units and Preferred OP Units not held by ACC or ACC Holdings.

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

10. Incentive Award Plan

Restricted Stock Units (“RSUs”)

Upon reelection to the Board of Directors in May 2016, all members of the Company’s Board of Directors were granted RSUs in accordance with the American Campus Communities, Inc. 2010 Incentive Award Plan (the “Plan”).  These RSUs were valued at $150,000 for the Chairman of the Board of Directors and at $105,000 for all other members.  The number of RSUs was determined based on the fair market value of the Company’s stock on the date of grant, as defined in the Plan.  All awards vested and settled immediately on the date of grant, and the Company delivered shares of common stock and cash, as determined by the Compensation Committee of the Board of Directors.  In addition, the Company appointed a new member to the Board of Directors in September 2016 and granted RSUs valued at $105,000. A compensation charge of approximately $0.9 million was recorded during the nine months ended September 30, 2016 related to these awards.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

A summary of ACC’s RSUs under the Plan as of September 30, 2016 and activity during the nine months then ended is presented below:

	Number of RSUs
Outstanding at December 31, 2015	—
Granted	18,908
Settled in common shares	(13,375)
Settled in cash	(3,384)
Outstanding at September 30, 2016	2,149	(1)
     (1) These shares vested on the date of the grant in September 2016 and settled in October 2016.

Restricted Stock Awards (“RSAs”)

A summary of RSAs under the American Campus Communities, Inc. 2010 Incentive Award Plan (the “Plan”) as of September 30, 2016 and activity during the nine months then ended, is presented below:

Number of RSAs
Nonvested balance at December 31, 2015	655,925
Granted	332,717
Vested	(127,352)
Forfeited (1)	(82,564)
Nonvested balance at September 30, 2016	778,726
     (1) Includes shares withheld to satisfy tax obligations upon vesting.

The fair value of RSAs is calculated based on the closing market value of ACC’s common stock on the date of grant.  The fair value of these awards is amortized to expense over the vesting periods, which amounted to approximately $2.2 million and $1.7 million for the three months ended September 30, 2016 and 2015, respectively, and $7.1 million and $5.7 million for the nine months ended September 30, 2016 and 2015, respectively.

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

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements.  To accomplish this objective, the Company primarily uses interest rate swaps and forward starting swaps as part of its interest rate risk management strategy.  Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.  Forward starting swaps are used to protect the Company against adverse fluctuations in interest rates by reducing its exposure to variability in cash flows relating to interest payments on a forecasted issuance of debt. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in other comprehensive income (outside of earnings) and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. Ineffectiveness resulting from the derivative instruments summarized below was immaterial for both the three and nine month periods ended September 30, 2016 and 2015.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table summarizes the Company’s outstanding interest rate swap contracts as of September 30, 2016:

Hedged Debt Instrument	Effective Date	Maturity Date	Pay Fixed Rate	Receive Floating Rate Index	Current Notional Amount	Fair Value
Cullen Oaks mortgage loan	Feb 18, 2014	Feb 15, 2021	2.2750%	LIBOR - 1 month	$14,346	$(759)
Cullen Oaks mortgage loan	Feb 18, 2014	Feb 15, 2021	2.2750%	LIBOR - 1 month	14,494	(767)
Term Loan I Facility	Feb 2, 2012	Jan 2, 2017	0.8695%	LIBOR – 1 month	125,000	(100)
Term Loan I Facility	Feb 2, 2012	Jan 2, 2017	0.8800%	LIBOR – 1 month	100,000	(83)
Term Loan I Facility	Feb 2, 2012	Jan 2, 2017	0.8875%	LIBOR – 1 month	62,500	(53)
Term Loan I Facility	Feb 2, 2012	Jan 2, 2017	0.8890%	LIBOR – 1 month	62,500	(53)
Park Point mortgage loan	Nov 1, 2013	Oct 5, 2018	1.5450%	LIBOR - 1 month	70,000	(1,093)
				Total	$448,840	$(2,908)

In January 2016, the Company refinanced a portion of the Term Loan Facility I (See Note 7 for details). While the maturity of a portion of the Term Loan Facility I was extended to March 29, 2021, there were no changes to the timing and amounts of the cash flows received or paid under the interest rate swaps, which will expire on the original maturity date. As a result, the Company concluded that a dedesignation of the original hedge relationship was not required.
In March 2014, the Company entered into two forward starting interest rate swap contracts with notional amounts totaling $200 million designated to hedge the Company's exposure to increasing interest rates related to interest payments on an anticipated issuance of unsecured notes. In connection with the issuance of unsecured notes in June 2014, the Company terminated both swap contracts resulting in payments to both counterparties totaling approximately $4.1 million, which were recorded in accumulated other comprehensive loss and will be amortized to interest expense over the term of the unsecured notes. When including the effect of these interest rate swap terminations, the effective yield on the unsecured notes is 4.27%. During both the three months ended September 30, 2016 and 2015 $0.1 million was amortized from accumulated other comprehensive loss to interest expense, and during both the nine months ended September 30, 2016 and 2015 $0.3 million was amortized from accumulated other comprehensive loss to interest expense. As of September 30, 2016 and December 31, 2015, approximately $3.2 million and $3.5 million of the $4.1 million payment remained to be amortized, respectively.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of September 30, 2016 and December 31, 2015:

	Liability Derivatives
		Fair Value as of
Description	Balance Sheet Location	September 30, 2016	December 31, 2015
Interest rate swaps contracts	Other liabilities	$2,908	$2,454
Total derivatives designated as hedging instruments		$2,908	$2,454

12.  Fair Value Disclosures

The following table presents information about the Company’s financial instruments measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.  In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities the Company has the ability to access.  Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.  Level 2 inputs include quoted prices for similar assets and liabilities in active markets and inputs other than quoted prices observable for the asset or liability, such as interest rates and yield curves observable at commonly quoted intervals.  Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

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

Disclosures concerning financial instruments measured at fair value are as follows:

	Fair Value Measurements as of
	September 30, 2016				December 31, 2015
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities:
Derivative financial instruments	$—	$2,908	$—	$2,908	$—	$2,454	$—	$2,454
Mezzanine:
Redeemable noncontrolling interests (Company)/Redeemable limited partners (Operating Partnership)	$—	$63,718	$—	$63,718	$—	$59,511	$—	$59,511

The Company uses derivative financial instruments, specifically interest rate swaps and forward starting swaps, for nontrading purposes.  The Company uses interest rate swaps to manage interest rate risk arising from previously unhedged interest payments associated with variable rate debt and forward starting swaps to reduce exposure to variability in cash flows relating to interest payments on forecasted issuances of debt.  Through September 30, 2016, derivative financial instruments were designated and qualified as cash flow hedges.  Derivative contracts with positive net fair values inclusive of net accrued interest receipts or payments are recorded in other assets.  Derivative contracts with negative net fair values, inclusive of net accrued interest payments or receipts, are recorded in other liabilities.  The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative.  This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves.  The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts).  The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.

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

Although the Company has determined the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparty.  However, as of September 30, 2016 and December 31, 2015, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivative financial instruments.  As a result, the Company has determined each of its derivative valuations in its entirety is classified in Level 2 of the fair value hierarchy.

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

The table below contains the estimated fair value and related carrying amounts for the Company’s financial instruments as of September 30, 2016 and December 31, 2015:

	September 30, 2016		December 31, 2015
	Estimated Fair Value	Carrying Amount	Estimated Fair Value	Carrying Amount
Assets:
Loans receivable (1)	$48,030	$59,650	$48,030	$57,175
Liabilities:
Unsecured notes (2)	$1,256,786	$1,188,218	$1,180,466	$1,186,700
Mortgage (2)	897,440	893,889	994,809	1,053,414
Bonds (2)	38,612	33,375	40,716	36,363

(1)
Management’s estimate of the collectability of principal and interest payments under the company’s loans receivable from CaPFA Capital Corp. 2000F (“CaPFA”), which mature in December 2040, are highly dependent on the future operating performance of the properties securing the loans.  As future economic conditions and/or market conditions at the properties change, management will continue to evaluate the collectability of such amounts. The Company believes there were no impairments of the carrying value of its loans receivable as of September 30, 2016.

(2)	Both the estimated fair value and the carrying amount of unsecured notes, mortgage loans, and bonds includes unamortized deferred financing costs (see Note 7).

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

13. Commitments and Contingencies

Commitments

Construction Contracts: As of September 30, 2016, the Company estimates additional costs to complete eleven wholly-owned development projects under construction to be approximately $416.6 million. The Company expects to fund this amount through a combination of net proceeds from the February equity offering discussed in Note 8, cash flows generated from operations, and proceeds from completed and anticipated property dispositions.

Development-related Guarantees: For certain of its third-party development projects, the Company commonly provides alternate housing and project cost guarantees, subject to force majeure. These guarantees are typically limited, on an aggregate basis, to the amount of the projects’ related development fees or a contractually agreed-upon maximum exposure amount.  Alternate housing guarantees typically expire within five days of scheduled completion, as defined, and generally require the Company to provide substitute living quarters and transportation for students to and from the university if the project is not complete by an agreed-upon completion date. Under project cost guarantees, the Company is responsible for the construction cost of a project in excess of an approved budget. The budget consists primarily of costs included in the general contractors’ guaranteed maximum price contract (“GMP”). In most cases, the GMP obligates the general contractor, subject to force majeure and approved change orders, to provide completion date guarantees and to cover cost overruns and liquidated damages. In addition, the GMP is typically secured with payment and performance bonds. Project cost guarantees expire upon completion of certain developer obligations, which are normally satisfied within one year after completion of the project. For two of its third-party development projects that are currently under construction with the same University system, the Company’s obligation to pay alternate housing costs and excess project costs are unlimited in amount.  However, if the Company’s payment obligation arises from force majeure or is caused by the owner, the owner agrees to reimburse the Company from future cash flow of the project.  If the Company’s obligation is a result of the general contractor and/or design professionals’ negligence, the owner agrees to assign its right to recover from such party to the Company. Additionally, for these two projects, the Company’s exposure to such costs resulting from owner-caused delays, as defined, is limited to $1.5 million.  As of September 30, 2016, management did not anticipate any material deviations from schedule or budget related to third-party development projects currently in progress.

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

In addition, in connection with certain property acquisitions, the Company has assumed the obligation to fund future infrastructure improvements located near the acquired properties.  During the nine months ended September 30, 2016, the Company paid out $0.1 million related to this obligation. As of September 30, 2016, the Company has accrued $0.5 million related to this obligation which is included in accounts payable and accrued expenses on the accompanying consolidated balance sheets. Should additional obligations arise, it is likely that such payments made by the Company will be expensed at such time the local municipalities decide to move forward with the projects.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Wholly-Owned Properties
Rental revenues and other income	$186,504	$171,053	$548,403	$519,950
Interest income	345	266	878	807
Total revenues from external customers	186,849	171,319	549,281	520,757
Operating expenses before depreciation, amortization, ground/facility leases and allocation of corporate overhead	(99,820)	(96,528)	(254,523)	(252,270)
Ground/facility leases	(1,614)	(1,314)	(4,520)	(3,759)
Interest expense	(4,078)	(6,763)	(16,215)	(22,416)
Operating income before depreciation, amortization, and allocation of corporate overhead	$81,337	$66,714	$274,023	$242,312
Depreciation and amortization	$49,464	$49,466	$151,740	$147,023
Capital expenditures	$119,589	$73,291	$329,932	$210,747
Total segment assets at September 30,	$6,062,852	$5,759,543	$6,062,852	$5,759,543

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

On-Campus Participating Properties
Total revenues from external customers	$6,758	$6,565	$23,018	$21,469
Interest income	2	1	4	1
Total revenues from external customers	6,760	6,566	23,022	21,470
Operating expenses before depreciation, amortization, ground/facility leases and allocation of corporate overhead	(3,507)	(3,313)	(9,278)	(8,415)
Ground/facility leases	(351)	(468)	(2,216)	(2,082)
Interest expense	(1,394)	(1,464)	(4,231)	(4,430)
Operating income before depreciation, amortization and allocation of corporate overhead	$1,508	$1,321	$7,297	$6,543
Depreciation and amortization	$1,839	$1,780	$5,493	$5,231
Capital expenditures	$1,446	$1,530	$2,510	$2,389
Total segment assets at September 30,	$105,774	$109,339	$105,774	$109,339

Development Services
Development and construction management fees	$773	$937	$3,929	$3,178
Operating expenses	(3,434)	(3,207)	(10,414)	(10,239)
Operating loss before depreciation, amortization and allocation of corporate overhead	$(2,661)	$(2,270)	$(6,485)	$(7,061)
Total segment assets at September 30,	$2,279	$3,854	$2,279	$3,854

Property Management Services
Property management fees from external customers	$2,376	$2,261	$7,039	$6,586
Intersegment revenues	5,830	5,664	17,410	17,139
Total revenues	8,206	7,925	24,449	23,725
Operating expenses	(2,742)	(2,562)	(8,542)	(8,422)
Operating income before depreciation, amortization and allocation of corporate overhead	$5,464	$5,363	$15,907	$15,303
Total segment assets at September 30,	$10,692	$8,653	$10,692	$8,653

Reconciliations
Total segment revenues and other income	$202,588	$186,747	$600,681	$569,130
Unallocated interest income earned on investments and corporate cash	925	832	3,144	2,488
Elimination of intersegment revenues	(5,830)	(5,664)	(17,410)	(17,139)
Total consolidated revenues, including interest income	$197,683	$181,915	$586,415	$554,479

Segment operating income before depreciation, amortization and allocation of corporate overhead	$85,648	$71,128	$290,742	$257,097
Depreciation and amortization	(53,411)	(53,189)	(164,724)	(158,135)
Net unallocated expenses relating to corporate interest and overhead	(22,047)	(20,657)	(67,573)	(60,146)
Gain from disposition of real estate	—	4,657	17,409	52,699
Other nonoperating income	—	388	—	388
Loss from early extinguishment of debt	—	—	—	(1,770)
Income tax provision	(345)	(311)	(1,035)	(932)
Net income	$9,845	$2,016	$74,819	$89,201

Total segment assets	$6,181,597	$5,881,389	$6,181,597	$5,881,389
Unallocated corporate assets	97,778	123,764	97,778	123,764
Total assets at September 30,	$6,279,375	$6,005,153	$6,279,375	$6,005,153

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

15. Subsequent Events

Distributions:  On November 2, 2016, the Company declared a distribution per share of $0.42, which will be paid on November 28, 2016 to all common stockholders of record as of November 14, 2016.  At the same time, the Operating Partnership will pay an equivalent amount per unit to holders of Common OP Units, as well as the quarterly cumulative preferential distribution to holders of Preferred OP Units (see Note 9).

Property Acquisition: In October 2016, the Company acquired U Point, a 163-bed wholly-owned property located near Syracuse University.

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

Property Portfolio

As of September 30, 2016, our total owned property portfolio contained 170 properties, consisting of owned off-campus student housing properties that are in close proximity to colleges and universities, American Campus Equity (“ACE®”) properties operated under ground/facility leases with university systems, and on-campus participating properties operated under ground/facility leases with the related university systems.  Of the 170 properties, eleven were under development as of September 30, 2016.  Our communities contain modern housing units and are supported by a resident assistant system and other student-oriented programming, with many offering resort-style amenities.

As of September 30, 2016, through ACC’s taxable REIT subsidiary (“TRS”) entities, we provided third-party management and leasing services for 35 properties, bringing our total owned and third-party managed portfolio to 205 properties.  Third-party management and leasing services are typically provided pursuant to management contracts that have initial terms that range from one to five years.  Below is a summary of our property portfolio as of September 30, 2016:

Property portfolio:	Properties	Beds
Wholly-owned operating properties:
Off-campus properties	132	75,047
On-campus ACE (1)	22	16,161
Subtotal – operating properties	154	91,208

Wholly-owned properties under development:
Off-campus properties	7	4,768
On-campus ACE	4	4,210
Subtotal – properties under development	11	8,978

Total wholly-owned properties	165	100,186

On-campus participating properties	5	5,086

Total owned property portfolio	170	105,272

Managed properties	35	28,361
Total property portfolio	205	133,633

(1) Includes two properties at Prairie View A&M University that we ultimately expect to be refinanced under the existing on-campus participating structure.

Owned development activity

Recently completed projects: In the third quarter of 2016, the final stages of construction were completed on four on-campus ACE properties and three owned off-campus properties. These properties are summarized in the following table:

Project	Project Type	Location	Primary University Served	Beds	Total Project Cost	Opened for Occupancy

Currie Hall	ACE	Los Angeles, CA	University of Southern California	456	$51,400	August 2016
Fairview House	ACE	Indianapolis, IN	Butler University	633	40,100	August 2016
University Pointe	ACE	Louisville, KY	University of Louisville	531	44,500	August 2016
Merwick Stanworth Phase II	ACE	Princeton, NJ	Princeton University	379	48,600	September 2016
U Club on 28th	Off-campus	Boulder, CO	University of Colorado	398	55,400	August 2016
U Club Sunnyside	Off-campus	Morgantown, WV	West Virginia University	534	47,100	August 2016
The Court at Stadium Centre	Off-campus	Tallahassee, FL	Florida State University	260	27,800	August 2016
TOTAL – 2016 DELIVERIES				3,191	$314,900

At September 30, 2016, we were in the process of constructing seven owned off-campus properties and four on-campus ACE properties. These properties are summarized in the table below:

Project	Project Type	Location	Primary University Served	Beds	Estimated Project Cost	Total Costs Incurred	Scheduled Completion

Arizona State Univ. Res. Hall	ACE	Tempe, AZ	Arizona State University	1,594	$107,800	$47,491	August 2017
Sky View	ACE	Flagstaff, AZ	Northern Arizona University	626	56,600	20,412	August 2017
University Square (1)	ACE	Prairie View, TX	Prairie View A&M University	466	26,800	9,426	August 2017
U Centre on Turner	Off-campus	Columbia, MO	University of Missouri	718	69,100	39,301	August 2017
U Pointe on Speight	Off-campus	Waco, TX	Baylor University	700	49,800	20,596	August 2017
21Hundred @ Overton Park	Off-campus	Lubbock, TX	Texas Tech University	1,204	81,600	48,124	August 2017
Suites at 3rd	Off-campus	Champaign, IL	University of Illinois	251	25,000	5,204	August 2017
U Club Binghamton	Off-campus	Binghamton, NY	SUNY Binghamton University	562	55,800	25,449	August 2017
Callaway House Apartments	Off-campus	Norman, OK	University of Oklahoma	915	89,100	42,666	August 2017
U Centre on College	Off-campus	Clemson , SC	Clemson University	418	41,500	18,251	August 2017
SUBTOTAL – 2017 DELIVERIES				7,454	$603,100	$276,920

Virginia Commonwealth University	ACE	Richmond, VA	Virginia Commonwealth University	1,524	$95,700	$5,233	August 2018
SUBTOTAL – 2018 DELIVERIES				1,524	$95,700	$5,233

TOTAL – ALL PROJECTS				8,978	$698,800	$282,153

(1) In order to facilitate an expedited delivery schedule, the project is being developed under our ACE program. We ultimately expect the project to be refinanced under the existing on-campus participating structure.

Acquisition of Properties Under Development

As discussed in more detail in Note 3 in the accompanying Notes to the Consolidated Financial Statements contained in Item 1, during the nine months ended September 30, 2016, the Company secured three in-process development properties containing 1,593 beds for approximately $66.0 million.

Acquisition of Operating Properties

As discussed in more detail in Note 3 in the accompanying Notes to the Consolidated Financial Statements contained in Item 1, during the nine months ended September 30, 2016, the Company acquired University Crossings, a wholly-owned property containing 546 beds.

Dispositions

During the nine months ended September 30, 2016, the Company sold two properties containing 1,324 beds for approximately $73.8 million. In addition, as of September 30, 2016, the Company has a portfolio of 19 properties classified as held for sale. Refer to Note 4 in the accompanying Notes to Consolidated Financial Statements contained in Item 1 for a more detailed discussion of our recent disposition activity.

Third-Party Development Services

Through ACC’s TRS entities, we provide development and construction management services for student housing properties owned by colleges and universities, charitable foundations and others.  During the third quarter 2016 we completed, delivered and commenced management of The Nest, a 440-bed third party development project on the campus of Northeastern Illinois University. As of September 30, 2016, we were under contract on three third-party development projects that are currently under construction and whose fees total $5.3 million.  As of September 30, 2016, fees of approximately $1.7 million remained to be earned by us with respect to these projects, which have scheduled completion dates ranging from December 2016 through August 2017. During the nine months ended September 30, 2016, we also earned $0.5 million in fees for the performance of various predevelopment activities at the University of Kansas. This concludes the Company's role in this transaction.

Results of Operations

Comparison of the Three Months Ended September 30, 2016 and September 30, 2015

The following table presents our results of operations for the three months ended September 30, 2016 and 2015, including the amount and percentage change in these results between the two periods.

	Three Months Ended September 30,
	2016	2015	Change ($)	Change (%)
Revenues
Wholly-owned properties	$185,694	$170,275	$15,419	9.1%
On-campus participating properties	6,758	6,565	193	2.9%
Third-party development services	773	937	(164)	(17.5)%
Third-party management services	2,376	2,261	115	5.1%
Resident services	810	778	32	4.1%
Total revenues	196,411	180,816	15,595	8.6%

Operating expenses
Wholly-owned properties	100,602	96,411	4,191	4.3%
On-campus participating properties	3,784	3,557	227	6.4%
Third-party development and management services	3,340	3,555	(215)	(6.0)%
General and administrative	5,375	5,086	289	5.7%
Depreciation and amortization	52,067	51,874	193	0.4%
Ground/facility leases	1,965	1,782	183	10.3%
Total operating expenses	167,133	162,265	4,868	3.0%

Operating income	29,278	18,551	10,727	57.8%

Nonoperating income and (expenses)
Interest income	1,272	1,099	173	15.7%
Interest expense	(19,016)	(21,053)	2,037	(9.7)%
Amortization of deferred financing costs	(1,344)	(1,315)	(29)	2.2%
Gain from disposition of real estate	—	4,657	(4,657)	(100.0)%
Other nonoperating income	—	388	(388)	(100.0)%
Total nonoperating expense	(19,088)	(16,224)	(2,864)	17.7%

Income before income taxes	10,190	2,327	7,863	337.9%
Income tax provision	(345)	(311)	(34)	10.9%

Net income	9,845	2,016	7,829	388.3%

Net income attributable to noncontrolling interests
Redeemable noncontrolling interests	(124)	(69)	(55)	79.7%
Partially owned properties	(77)	(92)	15	(16.3)%
Net income attributable to noncontrolling interests	(201)	(161)	(40)	24.8%
Net income attributable to ACC, Inc. and Subsidiaries common stockholders	$9,644	$1,855	$7,789	419.9%

Same Store and New Property Operations

We define our same store property portfolio as wholly-owned properties that were owned and operating for both of the full years ended December 31, 2016 and December 31, 2015, which are not conducting or planning to conduct substantial development or redevelopment activities, and are not classified as held for sale as of September 30, 2016. Prior to the third quarter of 2016, we included properties classified as held for sale in our same store property portfolio. We revised the definition of our same store property portfolio during the third quarter of 2016 to exclude such properties in order to better reflect the operating results of our ongoing portfolio.

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

A reconciliation of our same store, new property and sold/held for sale property operations to our consolidated statements of comprehensive income is set forth below:

	Same Store Properties		New Properties(1)		Sold/Held for Sale Properties		Total - All Properties
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2016	2015	2016	2015	2016(2)	2015(3)	2016	2015
Number of properties	114	114	20	12	20	25	154	151
Number of beds	67,650	67,650	11,475	7,738	12,083	14,607	91,208	89,995

Revenues(4)	$143,705	$138,283	$23,169	$9,704	$19,630	$23,066	$186,504	$171,053
Operating expenses	77,763	75,510	11,201	6,939	11,638	13,962	100,602	96,411

(1)	Does not include properties under construction or undergoing redevelopment.

(2)
Includes 19 properties classified as held for sale as of September 30, 2016. One of the properties held for sale consists of two phases which are counted separately in the property portfolio numbers above. Refer to Note 4 in the accompanying Notes to Consolidated Financial Statements contained in Item 1 for a more detailed discussion of our recent disposition activity.

(3)
Includes two wholly-owned properties that were sold during the nine months ended September 30, 2016, along with the properties classified as held for sale as of September 30, 2016, as described above. Also includes three wholly-owned properties that were sold during the three months ended September 30, 2015.

(4)	Includes revenues which are reflected as resident services revenue on the accompanying consolidated statements of comprehensive income.

Same Store Properties.  The increase in revenue from our same store properties was primarily due to an increase in average rental rates for the 2016/2017 academic year, as well as an increase in our weighted average occupancy from 91.2% during the three months ended September 30, 2015 to 92.1% during the three months ended September 30, 2016. Future revenues will be dependent on our ability to maintain our current leases in effect for the 2016/2017 academic year and our ability to obtain appropriate rental rates and desired occupancy for the 2017/2018 academic year at our various properties.

The increase in operating expenses from our same store properties was primarily due to: (i) an increase in general and administrative costs primarily due to an increase in the allocation of payroll and other administrative costs related to corporate management and oversight due to growth in our wholly-owned property portfolio; (ii) an increase in property taxes due to higher than anticipated property tax assessments in various markets; and (iii) an increase in utilities expense as a result of unusual charges at multiple properties and the implementation of a roommate utility billing program at certain properties. These increases were partially offset by a decrease in repairs and maintenance expense as a result of occurrences at three properties during the three months ended September 30, 2015. We anticipate that operating expenses for our same store property portfolio for 2016 will increase as compared to 2015 for the reasons discussed above as well as general inflation.

New Property Operations. Our new properties for the three and nine months ended September 30, 2016 are summarized in the table below:

Property	Location	Primary University Served	Beds	Acquisition/Opening Date
Acquisitions:
Park Point	Syracuse, NY	Syracuse University	226	February 2015
1200 West Marshall	Richmond, VA	Virginia Commonwealth University	406	March 2015
8 1/2 Canal Street	Richmond, VA	Virginia Commonwealth University	540	March 2015
Vistas San Marcos	San Marcos, TX	Texas State University	600	March 2015
Crest at Pearl	Austin, TX	University of Texas	343	June 2015
UP at Metroplex	Binghamton, NY	Binghamton University - SUNY	710	June 2015
Stadium Centre	Tallahassee, FL	Florida State University	710	July 2015
University Crossings	Charlotte, NC	University of North Carolina	546	August 2016
		SUBTOTAL - Acquisitions	4,081
Owned Developments:
160 Ross	Auburn, AL	Auburn University	642	August 2015
U Club on Woodward Phase II	Tallahassee, FL	Florida State University	496	August 2015
The Summit at University City	Philadelphia, PA	Drexel University	1,315	September 2015
2125 Franklin	Eugene, OR	University of Oregon	734	September 2015
Currie Hall	Los Angeles, CA	University of Southern California	456	July 2016
Fairview House	Indianapolis, IN	Butler University	633	August 2016
University Pointe	Louisville, KY	University of Louisville	531	August 2016
Merwick Stanworth Phase II	Princeton, NJ	Princeton University	379	September 2016
U Club on 28th	Boulder, CO	University of Colorado	398	August 2016
U Club Sunnyside	Morgantown, WV	West Virginia University	534	August 2016
The Court at Stadium Centre	Tallahassee, FL	Florida State University	260	August 2016
		SUBTOTAL - Owned Developments	6,378
Renovation:
University Crossings	Philadelphia, PA	Drexel University	1,016	September 2015
		Total - New Properties	11,475

On-Campus Participating Properties (“OCPP”) Operations

Same Store OCPP Properties. We had five participating properties containing 5,086 beds which were operating during the three months ended September 30, 2016 and 2015. Revenues from these properties increased from $6.6 million for the three months ended September 30, 2015 to $6.8 million for the three months ended September 30, 2016, an increase of $0.2 million. This increase was primarily due to an increase in average rental rates partially offset by a decrease in average occupancy from 69.8% for the three months ended September 30, 2015 to 57.1% for the three months ended September 30, 2016. Occupancy at our on-campus participating properties is low during the summer months due to the expiration of the 9-month leases concurrent with the end of the spring semester. Operating expenses for these properties increased by $0.2 million from $3.6 million for the three months ended September 30, 2015 as compared to $3.8 million for the three months ended September 30, 2016, primarily due to an increase in utilities as compared to the prior year. Future revenues will be dependent on our ability to maintain our current leases in effect for the 2016/2017 academic year and our ability to obtain appropriate rental rates and desired occupancy for the 2017/2018 academic year.

Third-Party Development Services Revenue

Third-party development services revenue decreased by approximately $0.1 million, from $0.9 million during the three months ended September 30, 2015 to $0.8 million for the three months ended September 30, 2016.  During the three months ended September 30, 2016 we had four projects in progress with an average contractual fee of approximately $1.8 million, as compared to the three months ended September 30, 2015 in which we had three projects in progress with an average contractual fee of approximately $1.9 million.

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

Third-Party Development and Management Services Expenses

Third-party development and management services expenses decreased by approximately $0.3 million, from $3.6 million during the three months ended September 30, 2015 to $3.3 million for the three months ended September 30, 2016. This decrease was due to a decrease in the allocation of payroll and other administrative costs related to corporate management and oversight, as a result of growth in our wholly-owned property portfolio. We anticipate third-party development and management services expenses for the full year 2016 will increase as compared to 2015 as the decrease discussed above will be offset by increases due to new management contracts awarded in 2015 and 2016, an increase in the level of pursuits for third-party development projects, and general inflation.
General and Administrative

General and administrative expenses increased by approximately $0.3 million, from $5.1 million during the three months ended September 30, 2015 to $5.4 million for the three months ended September 30, 2016. This increase was primarily due to additional expenses incurred in connection with enhancements to our operating system platforms, additional payroll, health care and benefits expense, public company costs and other general inflationary factors. We anticipate general and administrative expenses for the full year 2016 will increase as compared to 2015 for the reasons discussed above.

Depreciation and Amortization

Depreciation and amortization increased by approximately $0.2 million, from $51.9 million during the three months ended September 30, 2015 to $52.1 million for the three months ended September 30, 2016.  This increase was primarily due to the following: (i) a $3.4 million increase related to the completion of construction and opening of four owned development properties in August and September 2015 and seven in August and September of 2016; (ii) a $0.4 million increase due to renovation activity occurring at one of our wholly-owned properties; (iii) a $0.1 million increase due to property acquisition activity during 2016; and (iv) $0.1 million of additional corporate depreciation and amortization expense during the three months ended September 30, 2016. These increases were offset by a decrease in depreciation and amortization expense related to the following: (i) a $3.4 million decrease related to a portfolio of 19 properties classified as held for sale, as we stopped recording depreciation and amortization once the properties were classified as held for sale on August 1, 2016; and (ii) a $0.5 million decrease related to the sale of two properties in the first three months of 2016 and 20 properties in 2015. We anticipate depreciation and amortization expense to decrease for the full year 2016 as compared to 2015, as additional depreciation and amortization resulting from properties acquired in 2015 and 2016 and the completion of owned development projects in Fall 2015 and Fall 2016 will be more than offset by actual and anticipated disposition activity.

Interest Expense

Interest expense decreased by approximately $2.1 million, from $21.1 million during the three months ended September 30, 2015 to $19.0 million for the three months ended September 30, 2016. Interest expense decreased as a result of the following: (i) a decrease of approximately $2.4 million due to the payoff of our revolving credit facility and our $250 million term loan using proceeds from our February 2016 equity offering; (ii) a $1.1 million decrease related to the payoff of mortgage loans during 2015 and 2016; (iii) a $0.7 million decrease related to the payoff of maturing mortgage loans in our portfolio of 19 properties classified as held for sale; (iv) a $0.5 million increase in capitalized interest due to the timing and volume of construction activities on our owned development projects during the comparable three month periods; (v) a $0.4 million decrease related to lower outstanding balances on our mortgage debt due to continued scheduled principal payments; and (vi) a $0.2 million decrease related to the disposition of one property with outstanding mortgage debt during 2016. These decreases were partially offset by an increase of approximately $3.1 million during the three months ended September 30, 2016 related to our September 2015 $400 million offering of senior unsecured notes and approximately $0.2 million of additional interest incurred during the three months ended September 30, 2016 related to loans assumed in connection with 2015 property acquisitions. We anticipate interest expense for the full year 2016 will decrease as compared to 2015 for the reasons discussed above.

Gain from Disposition of Real Estate

During the three months ended September 30, 2015, we sold three wholly-owned properties containing 1,200 beds, resulting in a net gain from disposition of real estate of approximately $4.7 million. There were no dispositions during the three months ended September 30, 2016.

Other Nonoperating Income

During the three months ended September 30, 2015, we recognized an insurance gain of $0.4 million related to a fire that occurred at one of our properties in 2014.

Comparison of the Nine Months Ended September 30, 2016 and September 30, 2015

The following table presents our results of operations for the nine months ended September 30, 2016 and 2015, including the amount and percentage change in these results between the two periods.

	Nine Months Ended September 30,
	2016	2015	Change ($)	Change (%)
Revenues
Wholly-owned properties	$546,078	$517,641	$28,437	5.5%
On-campus participating properties	23,018	21,469	1,549	7.2%
Third-party development services	3,929	3,178	751	23.6%
Third-party management services	7,039	6,586	453	6.9%
Resident services	2,325	2,309	16	0.7%
Total revenues	582,389	551,183	31,206	5.7%

Operating expenses
Wholly-owned properties	257,175	252,672	4,503	1.8%
On-campus participating properties	10,125	9,167	958	10.5%
Third-party development and management services	10,638	10,554	84	0.8%
General and administrative	16,810	15,667	1,143	7.3%
Depreciation and amortization	159,486	154,103	5,383	3.5%
Ground/facility leases	6,736	5,841	895	15.3%
Total operating expenses	460,970	448,004	12,966	2.9%

Operating income	121,419	103,179	18,240	17.7%

Nonoperating income and (expenses)
Interest income	4,026	3,296	730	22.1%
Interest expense	(61,762)	(63,627)	1,865	(2.9)%
Amortization of deferred financing costs	(5,238)	(4,032)	(1,206)	29.9%
Gain from disposition of real estate	17,409	52,699	(35,290)	(67.0)%
Loss from early extinguishment of debt	—	(1,770)	1,770	(100.0)%
Other nonoperating income	—	388	(388)	(100.0)%
Total nonoperating expense	(45,565)	(13,046)	(32,519)	249.3%

Income before income taxes	75,854	90,133	(14,279)	(15.8)%
Income tax provision	(1,035)	(932)	(103)	11.1%
Net income	74,819	89,201	(14,382)	(16.1)%

Net income attributable to noncontrolling interests
Redeemable noncontrolling interests	(865)	(1,062)	197	(18.5)%
Partially owned properties	(285)	(507)	222	(43.8)%
Net income attributable to noncontrolling interests	(1,150)	(1,569)	419	(26.7)%
Net income attributable to ACC, Inc. and Subsidiaries common stockholders	$73,669	$87,632	$(13,963)	(15.9)%

Same Store and New Property Operations

A reconciliation of our same store, new property and sold/held for sale property operations to our consolidated statements of comprehensive income is set forth below:

	Same Store Properties		New Properties(1)		Sold/Held for Sale Properties		Total - All Properties
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015	2016(2)	2015(3)	2016	2015
Number of properties	114	114	20	12	22	42	156	168
Number of beds	67,650	67,650	11,475	7,738	13,407	25,704	92,532	101,092

Revenues(4)	$428,915	$415,223	$59,587	$20,243	$59,901	$84,484	$548,403	$519,950
Operating expenses	201,892	196,826	25,186	13,625	30,097	42,221	257,175	252,672

(1)
Does not include properties under construction or undergoing redevelopment as of September 30, 2016.  The number of properties and beds as of September 30, 2015 and revenues and expenses for the nine months then ended include properties for which redevelopment activities had not yet commenced.

(2)
Includes two wholly-owned properties that were sold during the nine months ended September 30, 2016, along with 19 properties classified as held for sale as of September 30, 2016. One of the properties classified as held for sale consists of two phases which are counted separately in the property portfolio numbers above. Refer to Note 4 in the accompanying Notes to Consolidated Financial Statements contained in Item 1 for a more detailed discussion of our recent disposition activity.

(3)
Includes the two wholly-owned properties that were sold during the nine months ended September 30, 2016, along with the properties classified as held for sale as of September 30, 2016, as described above. It also includes 20 wholly-owned properties that were sold during the nine months ended September 30, 2015.

(4)	Includes revenues which are reflected as resident services revenue on the accompanying consolidated statements of comprehensive income.

Same Store Properties.  The increase in revenue from our same store properties was primarily due to an increase in average rental rates for the 2015/2016 and 2016/2017 academic years in addition to an increase in weighted average occupancy from 93.7% during the nine months ended September 30, 2015 to 93.9% for the nine months ended September 30, 2016.

The increase in operating expenses from our same store properties was primarily due to the same factors that contributed to the increase in operating expenses for the three months ended September 30, 2016, as discussed above, as well as an increase in general and administrative expense due to residence life fees paid to a university partner in association with a master lease agreement, and additional marketing expenses incurred due to our effort to achieve our leasing targets.

New Property Operations. Our new properties for the nine months ended September 30, 2016 are summarized in the table of new properties contained in the discussion of our results of operations for the three months ended September 30, 2016 and 2015.

On-Campus Participating Properties (“OCPP”) Operations

Same Store OCPP Properties. We had five participating properties containing 5,086 beds which were operating during the nine months ended September 30, 2016 and 2015. Revenues from these properties increased by $1.5 million, from $21.5 million for the nine months ended September 30, 2015 to $23.0 million for the nine months ended September 30, 2016. This increase was primarily due to an increase in average rental rates partially offset by a decrease in average occupancy from 71.6% for the nine months ended September 30, 2015 to 69.5% for the nine months ended September 30, 2016. Operating expenses at these properties increased by $0.9 million, from $9.2 million for the nine months ended September 30, 2015 as compared to $10.1 million for the nine months ended September 30, 2016, primarily due to an increase in utilities as compared to the prior year.

Third-Party Development Services Revenue

Third-party development services revenue increased by approximately $0.7 million, from $3.2 million during the nine months ended September 30, 2015 to $3.9 million for the nine months ended September 30, 2016.  This increase was due to the closing of bond financing and commencement of construction of two development projects with the Texas A&M University System at their Corpus Christi and San Antonio campuses during the year.  These two projects contributed approximately $2.0 million in additional revenue during the nine months ended September 30, 2016.  In addition, we earned a $0.5 million fee for the performance of various predevelopment activities for the University on Kansas during the nine months ended September 30, 2016. These increases were partially offset by the closing of bond financing and commencement of construction of the development project at Northeastern Illinois University in May 2015, which contributed $1.3 million of revenue during the nine months ended September 30, 2015. During the nine months ended September 30, 2016 we had four projects in progress with an average contractual fee of approximately $1.8 million, as compared to the nine months ended September 30, 2015 in which we had four projects in progress with an average contractual fee of approximately $2.2 million.

Third-Party Management Services Revenue

Third-party management services revenue increased by approximately $0.4 million, from $6.6 million during the nine months ended September 30, 2015 to $7.0 million for the nine months ended September 30, 2016.  This increase was primarily a result of revenue earned from newly awarded management contracts, and the recognition of incentive fees from an existing third-party management contract during the nine months ended September 30, 2016. We anticipate an increase in third-party management services revenue for the full year 2016 as compared to 2015 from new contracts obtained in 2015 and 2016, which will be slightly offset by the discontinuance of other management contracts.

General and Administrative

General and administrative expenses increased by approximately $1.1 million, from $15.7 million during the nine months ended September 30, 2015 to $16.8 million for the nine months ended September 30, 2016. This increase was primarily due to the same factors that contributed to the increase for the three months ended September 30, 2016, as discussed above.

Depreciation and Amortization

Depreciation and amortization increased by approximately $5.4 million, from $154.1 million during the nine months ended September 30, 2015 to $159.5 million for the nine months ended September 30, 2016.  This increase was primarily due to the following: (i) a $6.9 million increase related to the completion of construction and opening of four owned development properties in August and September 2015; (ii) a $1.8 million increase related to the completion of construction and opening of seven owned development properties in August and September 2016; (iii) a $2.3 million increase due to property acquisition activity in 2015 and 2016; (iv) a $2.0 million increase in depreciation and amortization at our same store properties; (v) renovation activities occurring at one of our wholly-owned properties, which contributed approximately $1.3 million of additional depreciation and amortization expense during the nine months ended September 30, 2016; and (vi) a $0.4 increase in depreciation of corporate assets. These increases were offset by (i) a decrease in depreciation and amortization expense of approximately $5.1 million related to the sale of two properties in the first quarter 2016 and 20 properties in 2015; (ii) a $3.2 million decrease related to a portfolio of 19 properties classified as held for sale, as we stopped recording depreciation and amortization once the properties were classified as held for sale on August 1, 2016; and (iii) $0.9 million of depreciation expense incurred during the nine months ended September 30, 2015 related to a property that was subsequently demolished, redeveloped and opened for operations in August 2016.

Ground/Facility Leases

Ground/facility leases expense increased by approximately $0.9 million, from $5.8 million during the nine months ended September 30, 2015 to $6.7 million for the nine months ended September 30, 2016. This increase was primarily due to ACE development projects that completed construction and opened for operations in Fall 2015 and Fall 2016, as well as an increase in variable lease expense at two other ACE properties as a result of improved rental income. We anticipate ground/facility leases expense to increase for the full year 2016 as compared to 2015 for the reasons discussed above.

Interest Income

Interest income increased by approximately $0.7 million, from $3.3 million during the nine months ended September 30, 2015 to $4.0 million for the nine months ended September 30, 2016. This increase is primarily due to interest earned on cash proceeds from our February 2016 equity offering.

Interest Expense

Interest expense decreased by approximately $1.8 million, from $63.6 million during the nine months ended September 30, 2015 to $61.8 million for the nine months ended September 30, 2016. Interest expense decreased as a result of the following: (i) a decrease of approximately $5.4 million due to the paydown of our revolving credit facility and our $250 million term loan using proceeds from our February 2016 equity offering; (ii) a decrease of $3.4 million related to the payoff of mortgage loans during 2015 and 2016; (iii) a decrease of approximately $2.4 million during the nine months ended September 30, 2016 related to the disposition of properties with outstanding mortgage debt during 2015 and 2016; (iv) an increase of $0.8 million in capitalized interest due to the timing and volume of construction activities on our owned development projects during the comparable nine month periods; (v) an $0.8 million decrease related to the payoff of maturing mortgage loans in our portfolio of 19 properties classified as held for sale; and (vi) a decrease of $0.5 million related to lower outstanding balances on our mortgage debt due to continued scheduled principal payments.  These decreases were mostly offset by the following (i) an increase of approximately $9.9 million during the nine months ended September 30, 2016 related to our $400 million offering of senior unsecured notes, which closed in September 2015; and (ii) approximately $1.5 million of additional interest related to loans assumed in connection with 2015 property acquisitions.

Amortization of Deferred Financing Costs

Amortization of deferred financing costs increased by approximately $1.2 million, from $4.0 million during the nine months ended September 30, 2015 to $5.2 million for the nine months ended September 30, 2016. This increase was primarily due to $1.1 million of accelerated amortization related to the payoff of our $250 million term loan facility in February 2016.

Gain from Disposition of Real Estate

During the nine months ended September 30, 2016, we sold two wholly-owned properties containing 1,324 beds, resulting in a net gain from disposition of real estate of approximately $17.4 million. During the nine months ended September 30, 2015, we sold 20 wholly-owned properties containing 12,297 beds, resulting in a net gain from disposition of real estate of approximately $52.7 million.

Loss from Early Extinguishment of Debt

During the nine months ended September 30, 2015, we incurred approximately $1.8 million of losses associated with the early pay off of four mortgage loans in connection with the sale of four wholly-owned properties.

Noncontrolling Interests

Noncontrolling interests represent holders of common and preferred units in our Operating Partnership not held by ACC or ACC Holdings as well as certain third-party partners in joint ventures consolidated by us for financial reporting purposes. Accordingly, these external partners are allocated their share of income/loss during the respective reporting periods. Refer to Note 9 in the accompanying Notes to Consolidated Financial Statements in Item 1 for a detailed discussion of noncontrolling interests.

Liquidity and Capital Resources

Cash Balances and Cash Flows

As of September 30, 2016, excluding our on-campus participating properties, we had $50.6 million in cash and cash equivalents and restricted cash as compared to $38.2 million in cash and cash equivalents and restricted cash as of December 31, 2015.  Restricted cash primarily consists of escrow accounts held by lenders and resident security deposits, as required by law in certain states, and funds held in escrow in connection with potential acquisition and development opportunities.  The following discussion relates to changes in cash due to operating, investing and financing activities, which are presented in our consolidated statements of cash flows included in Item 1.

Operating Activities: For the nine months ended September 30, 2016, net cash provided by operating activities was approximately $242.8 million, as compared to approximately $178.9 million for the nine months ended September 30, 2015, an increase of $63.9 million.  This increase in cash flows was due to the timing of collections of our student accounts receivable, as well as operating cash flows provided by property acquisitions in 2015, the completion of construction and opening of seven owned development projects in the third quarter of 2016, and the completion of four owned development projects in 2015, which more than offset the decrease in operating cash flows related to the sale of 22 properties during 2015 and 2016.

Investing Activities:  Investing activities utilized approximately $365.7 million and $130.6 million for the nine months ended September 30, 2016 and 2015, respectively.  The $235.1 million increase in cash utilized in investing activities was primarily a result of the following: (i) a $354.6 million decrease in proceeds from the disposition of wholly owned properties, as we sold 20 properties during the nine months ended September 30, 2015, as compared to two properties during the comparable nine month period in 2016; (ii) a $144.1 million increase in cash used to fund the construction of our wholly-owned development properties, related to the timing of construction commencement and completion of our owned development pipeline; (iii) a $7.8 million increase in cash used for investment in direct financing leases related to the construction of multi-purpose space at two ACE projects that are being subleased by the universities; and (iv) a $4.3 million increase in cash used to fund capital reserves. These increases were partially offset by: (i) a $201.6 million decrease in cash paid for property acquisitions due to the acquisition of eight wholly-owned properties during the nine months ended September 30, 2015, as compared to the acquisition of three in-process development properties and one wholly-owned operating property during the nine months ended September 30, 2016; (ii) a $41.0 million decrease in cash paid to acquire undeveloped land parcels; (iii) a $24.7 million decrease in cash used to fund capital expenditures at our wholly-owned and on-campus participating properties; (iv) a $5.1 million decrease in cash used during the nine months ended September 30, 2016 related to escrow deposits made on future acquisition opportunities; (v) a $1.9 million decrease in purchases of corporate furniture, fixtures and equipment; and (vi) a $1.7 million decrease in cash used to increase ownership in a consolidated subsidiary during the nine months ended September 30, 2015.

Financing Activities: Cash provided by financing activities for the nine months ended September 30, 2016 totaled approximately $138.6 million as compared to $28.1 million in cash used by financing activities during the nine months ended September 30, 2015.  The $166.7 million increase in cash provided by financing activities was primarily a result of the following: (i) a $556.9 million increase in net proceeds from the sale of common stock, related to our equity offering in February 2016 and the issuance of common stock under our ATM Equity Program; (ii) a $193.6 million decrease in net pay downs on our revolving credit facility; (iii) a $92.2 million decrease in cash used to pay off mortgage debt during the comparable nine month periods; and (iv) a $2.0 million decrease in payments of debt issuance costs. These increases were partially offset by the following: (i) $399.2 million provided by the issuance of unsecured notes in September 2015; (ii) $250.0 million related to the payoff of our Term Loan II Facility in February 2016; and (iii) a $29.5 million increase in distributions to common and restricted stockholders.

Liquidity Needs, Sources and Uses of Capital

As of September 30, 2016, our short-term liquidity needs included, but were not limited to, the following: (i) anticipated distribution payments to our common and restricted stockholders totaling approximately $222.8 million based on an assumed annual cash distribution of $1.68 per share and based on the number of our shares outstanding as of September 30, 2016; (ii) anticipated distribution payments to our Operating Partnership unitholders totaling approximately $2.1 million based on an assumed annual distribution of $1.68 per common unit and a cumulative preferential per annum cash distribution rate of 5.99% on our Preferred OP Units based on the number of units outstanding as of September 30, 2016; (iii) the payoff of approximately $118.8 million of outstanding fixed rate mortgage debt scheduled to mature during the next 12 months; (iv) the payoff of $197.7 million of mortgage loans related to the anticipated sale of our property portfolio classified as held for sale at September 30, 2016, which includes $66.2 million of fixed rate date at three held for sale properties already scheduled to mature during the next 12 months, included in item (iii) above; (v) the payoff of our $200.0 million unsecured term loan maturing in January 2017; (vi) estimated development costs over the next 12 months totaling approximately $407.8 million for our wholly-owned properties currently under construction; (vii) funds for other development projects scheduled to commence construction during the next 12 months; and (viii) potential future property or land acquisitions, including mezzanine financed developments.

We expect to meet our short-term liquidity requirements by (i) borrowing under our existing unsecured credit facility; (ii) accessing the unsecured bond market; (iii) exercising debt extension options to the extent they are available; (iv) issuing securities, including common stock, under our ATM Equity Program discussed more fully in Note 8 in the accompanying Notes to Consolidated Financial Statements contained in Item 1; (v) potentially disposing of properties depending on market conditions; and (vi) utilizing current cash on hand and net cash provided by operations.

In February 2016, Standard & Poor's Rating Services upgraded its corporate credit rating on the Company from BBB- to BBB and in May 2016 Moody's Investors Service upgraded its corporate credit rating on the Company from Baa3 to Baa2. As a result of the credit rating upgrades, the spread on our unsecured credit facility decreased between 25 and 30 basis points. In addition, the facility fee on our $500 million revolving credit facility decreased by five basis points.

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

On November 2, 2016, we declared a distribution per share of $0.42, which will be paid on November 28, 2016 to all common stockholders of record as of November 14, 2016.  At the same time, the Operating Partnership will pay an equivalent amount per unit to holders of Common OP Units, as well as the quarterly cumulative preferential distribution to holders of Preferred OP Units.

Pre-Development Expenditures

Our third-party and owned development activities have historically required us to fund pre-development expenditures such as architectural fees, permits and deposits.  The closing and/or commencement of construction of these development projects is subject to a number of risks such as our inability to obtain financing on favorable terms and delays or refusals in obtaining necessary zoning, land use, building, and other required governmental permits and authorizations  As such, we cannot always predict accurately the liquidity needs of these activities.  We frequently incur these pre-development expenditures before a financing commitment and/or required permits and authorizations have been obtained.  Accordingly, we bear the risk of the loss of these pre-development expenditures if financing cannot ultimately be arranged on acceptable terms or we are unable to successfully obtain the required permits and authorizations.  Historically, our third-party and owned development projects have been successfully structured and financed; however, these developments have at times been delayed beyond the period initially scheduled, causing revenue to be recognized in later periods.  As of September 30, 2016, we have deferred approximately $9.0 million in pre-development costs related to third-party and owned development projects that have not yet commenced construction.

Indebtedness

The amounts below exclude net unamortized debt premiums and discounts related to mortgage loans assumed in connection with property acquisitions, original issue discounts, and deferred financing costs (see Note 7 in the accompanying Notes to the Consolidated Financial Statements contained in Item 1 for details). A summary of our consolidated indebtedness as of September 30, 2016 is as follows:

	Amount	% of Total	Weighted Average Rates	Weighted Average Maturities
Secured	$890,330	36.2%	5.03%	5.4 Years
Unsecured	1,570,000	63.8%	3.37%	5.1 Years
Total consolidated debt	$2,460,330	100.0%	3.97%	5.2 Years

Fixed rate debt
Secured
Project-based taxable bonds	$33,870	1.4%	7.58%	8.0 Years
Mortgage	856,460	34.8%	4.93%	5.3 Years
Unsecured
3.750% Notes, due April 2023	400,000	16.3%	3.75%	6.5 Years
4.125% Notes, due July 2024 (1)	400,000	16.3%	4.25%	7.8 Years
3.350% Notes, due Oct 2020	400,000	16.3%	3.35%	4.0 Years
Term loan	350,000	14.1%	2.04%	2.0 Years
Total - fixed rate debt	2,440,330	99.2%	3.99%	5.3 Years

Variable rate debt:
Unsecured revolving credit facility	20,000	0.8%	1.83%	1.4 Years
Total consolidated debt	$2,460,330	100.0%	3.97%	5.2 Years

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

The following table presents a reconciliation of our net income attributable to common stockholders to FFO and FFOM:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income attributable to ACC, Inc. and Subsidiaries common stockholders	$9,644	$1,855	$73,669	$87,632
Noncontrolling interests	201	161	1,150	1,569
Gain from disposition of real estate	—	(4,657)	(17,409)	(52,699)
Real estate related depreciation and amortization	51,301	51,244	157,232	152,253
Funds from operations (“FFO”) attributable to common stockholders and OP unitholders	61,146	48,603	214,642	188,755

Elimination of operations of on-campus participating properties:
Net loss (income) from on-campus participating properties	365	493	(1,702)	(1,206)
Amortization of investment in on-campus participating properties	(1,839)	(1,780)	(5,493)	(5,231)
	59,672	47,316	207,447	182,318
Modifications to reflect operational performance of on-campus participating properties:
Our share of net cash flow (1)	351	468	2,216	2,082
Management fees	304	289	1,027	957
Contribution from on-campus participating properties	655	757	3,243	3,039
Property acquisition costs	114	623	114	2,836
Elimination of loss from early extinguishment of debt (2)	—	—	—	1,770
Funds from operations – modified (“FFOM”) attributable to common stockholders and OP unitholders	$60,441	$48,696	$210,804	$189,963

FFO per share – diluted	$0.46	$0.42	$1.65	$1.66
FFOM per share – diluted	$0.45	$0.43	$1.62	$1.67
Weighted average common shares outstanding – diluted	132,877,380	114,532,290	130,407,761	114,021,780

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

Dated:	November 4, 2016

AMERICAN CAMPUS COMMUNITIES, INC.

By:	/s/ William C. Bayless, Jr.

William C. Bayless, Jr. President and Chief Executive Officer

By:	/s/ Jonathan A. Graf

Jonathan A. Graf Executive Vice President, Chief Financial Officer, Treasurer and Secretary

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	November 4, 2016

AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P.
By:	American Campus Communities Holdings, LLC, its general partner
	By:	American Campus Communities, Inc., its sole member

	By:	/s/ William C. Bayless, Jr.

William C. Bayless, Jr. President and Chief Executive Officer

	By:	/s/ Jonathan A. Graf

Jonathan A. Graf Executive Vice President, Chief Financial Officer, Treasurer and Secretary