Form 10-K
period 2016-12-31
AMERICAN CAMPUS COMMUNITIES INC; American Campus Communities Operating Partnership LP
filed 2017-03-01
CIK 1283630, 1357369

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2016.

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
American Campus Communities, Inc.                                                 Yes  ☐  No ☒
American Campus Communities Operating Partnership, L.P.          Yes  ☐  No ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was $5,101,195,681 based on the last sale price of the common equity on June 30, 2016 which is the last business day of the Company’s most recently completed second quarter.

There were 133,289,669 shares of the Company’s common stock with a par value of $0.01 per share outstanding as of the close of business on February 24, 2017.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this report incorporates information by reference from the definitive Proxy Statement for the 2017 Annual Meeting of Stockholders.

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the year ended December 31, 2016 of American Campus Communities, Inc. and American Campus Communities Operating Partnership, L.P.  Unless stated otherwise or the context otherwise requires, references to “ACC” mean American Campus Communities, Inc. a Maryland corporation that has elected to be treated as a real estate investment trust (“REIT”) under the Internal Revenue Code, and references to “ACCOP” mean American Campus Communities Operating Partnership, L.P., a Maryland limited partnership.  References to the “Company,” “we,” “us” or “our” mean collectively ACC, ACCOP and those entities/subsidiaries owned or controlled by ACC and/or ACCOP.  References to the “Operating Partnership” mean collectively ACCOP and those entities/subsidiaries owned or controlled by ACCOP. The following chart illustrates the Company’s and the Operating Partnership’s corporate structure:

American Campus Communities, Inc.
(Limited Partner)
100.0%
American Campus Communities
Holdings, LLC.
(General Partner)
99.2%
less than 1%
American Campus Communities
Operating Partnership, L.P.
0.8%
Other Limited
Partners
Property Owning
Entities/Subsidiaries
Company
Operating
Partnership

The general partner of ACCOP is American Campus Communities Holdings, LLC (“ACC Holdings”), an entity that is wholly-owned by ACC. As of December 31, 2016, ACC Holdings held an ownership interest in ACCOP of less than 1%. The limited partners of ACCOP are ACC and other limited partners consisting of current and former members of management and nonaffiliated third parties.  As of December 31, 2016, ACC owned an approximate 99.2% limited partnership interest in ACCOP.  As the sole member of the general partner of ACCOP, ACC has exclusive control of ACCOP’s day-to-day management.  Management operates the Company and the Operating Partnership as one business. The management of ACC consists of the same members as the management of ACCOP. The Company is structured as an umbrella partnership REIT (“UPREIT”) and ACC contributes all net proceeds from its various equity offerings to the Operating Partnership. In return for those contributions, ACC receives a number of units of ACCOP (“OP Units,” see definition below) equal to the number of common shares it has issued in the equity offering. Contributions of properties to the Company can be structured as tax-deferred transactions through the issuance of OP Units in ACCOP.  Based on the terms of ACCOP’s partnership agreement, OP Units can be exchanged for ACC’s common shares on a one-for-one basis. The Company maintains a one-for-one relationship between the OP Units of ACCOP issued to ACC and ACC Holdings and the common shares issued to the public. The Company believes that combining the reports on Form 10-K of the Company and the Operating Partnership into this single report provides the following benefits:

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
FOR THE YEAR ENDED DECEMBER 31, 2016

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

The general partner of ACCOP is American Campus Communities Holdings, LLC (“ACC Holdings”), an entity that is wholly-owned by ACC. As of December 31, 2016, ACC Holdings held an ownership interest in ACCOP of less than 1%. The limited partners of ACCOP are ACC and other limited partners consisting of current and former members of management and nonaffiliated third parties.  As of December 31, 2016, ACC owned an approximate 99.2% limited partnership interest in ACCOP.  As the sole member of the general partner of ACCOP, ACC has exclusive control of ACCOP’s day-to-day management.  Management operates ACC and ACCOP as one business.  The management of ACC consists of the same members as the management of ACCOP.  ACC consolidates ACCOP for financial reporting purposes, and ACC does not have significant assets other than its investment in ACCOP.  Therefore, the assets and liabilities of ACC and ACCOP are the same on their respective financial statements. References to the “Company,” “we,” “us” or “our” mean collectively ACC, ACCOP and those entities/subsidiaries owned or controlled by ACC and/or ACCOP.  References to the “Operating Partnership” mean collectively ACCOP and those entities/subsidiaries owned or controlled by ACCOP.

As of December 31, 2016, our total owned and third-party managed portfolio included 203 properties with approximately 132,000 beds.

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

Acquisitions:  As discussed in more detail in Note 5 in the accompanying Notes to Consolidated Financial Statements contained in Item 8, in 2016, we acquired two wholly-owned properties containing 709 beds for approximately $63.1 million, secured two in-process development properties containing 1,333 beds for approximately $39.6 million and entered into a pre-sale agreement to purchase one wholly-owned property under development containing 412 beds. Total estimated development costs for this development project of $42.6 million include the purchase price, elected upgrades and capitalized transaction costs.

We believe our relationships with university systems and individual educational institutions, our knowledge of the student housing market and our prominence as the first publicly-traded REIT focused exclusively on student housing in the United States will afford us a competitive advantage in acquiring additional student housing properties.

Development:  In August and September 2016, the final stages of construction were completed on four on-campus ACE properties and three owned off-campus properties. These properties are summarized in the following table:

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

At December 31, 2016, we were in the process of constructing six on-campus ACE properties, and eight owned off-campus properties. These properties are summarized in the table below:

Project	Project Type	Location	Primary University Served	Beds	Estimated Project Cost	Total Costs Incurred	Scheduled to Open for Occupancy

Arizona State Univ. Res. Hall	ACE	Tempe, AZ	Arizona State University	1,594	$107,800	$68,773	August 2017
Sky View	ACE	Flagstaff, AZ	Northern Arizona University	626	56,600	31,799	August 2017
University Square	ACE	Prairie View, TX	Prairie View A&M University	466	26,800	15,062	August 2017
U Centre on Turner	Off-Campus	Columbia, MO	University of Missouri	718	69,100	50,711	August 2017
U Pointe on Speight	Off-Campus	Waco, TX	Baylor University	700	49,800	27,699	August 2017
21Hundred @ Overton Park	Off-Campus	Lubbock, TX	Texas Tech University	1,204	81,600	61,503	August 2017
Suites at 3rd	Off-Campus	Champaign, IL	University of Illinois	251	25,000	11,391	August 2017
U Club Binghamton Phase II	Off-Campus	Binghamton, NY	SUNY Binghamton University	562	55,800	36,029	August 2017
Callaway House Apartments	Off-Campus	Norman, OK	University of Oklahoma	915	89,100	52,804	August 2017
U Centre on College	Off-Campus	Clemson, SC	Clemson University	418	41,500	25,683	August 2017
SUBTOTAL – 2017 DELIVERIES				7,454	$603,100	$381,454

Bancroft Residence Hall	ACE	Berkeley, CA	University of California, Berkeley	781	$98,700	$11,286	August 2018
Virginia Commonwealth Univ.	ACE	Richmond, VA	Virginia Commonwealth Univ.	1,524	95,700	14,020	August 2018
Schwitzer Hall	ACE	Indianapolis, IN	Butler University	648	38,900	2,416	August 2018
The Edge - Stadium Centre (1)	Off-Campus	Tallahassee, FL	Florida State University	412	42,600	2,334	August 2018
SUBTOTAL – 2018 DELIVERIES				3,365	$275,900	$30,056
TOTAL - ALL PROJECTS				10,819	$879,000	$411,510

(1)
In December 2016, we entered into a pre-sale agreement to purchase The Edge - Stadium Centre, a property which is scheduled to be completed in August 2018. See Note 5 in the accompanying Notes to Consolidated Financial Statements contained in Item 8 for further discussion of property acquisitions. The estimated project cost includes the purchase price, elected upgrades and transaction costs.

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

Property Operations

Unique Leasing Characteristics:  Student housing properties are typically leased by the bed on an individual lease liability basis, unlike multifamily housing where leasing is by the unit.  Individual lease liability limits each resident’s liability to his or her own rent without liability for a roommate’s rent.  A parent or guardian is generally required to execute each lease as a guarantor unless the resident provides adequate proof of income or financial aid.  The number of lease contracts that we administer is therefore approximately equivalent to the number of beds occupied and not the number of units. Leases at our off-campus properties typically require 12 monthly rent payments, whereas leases for our residence hall properties typically correspond to the university’s academic year and require 10 monthly rent payments.  (Please refer to the property table contained in Item 2 – Properties for a listing of the typical rent payment terms at our properties.)  As an example, in the case of our typical off-campus leases, the commencement date coincides with the commencement of the respective university’s Fall academic term and the termination date is the last day of the subsequent summer school session.  As such, we must re-lease each property in its entirety each year.

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

Development Services:  Our Development Services segment consists of development and construction management services that we provide through one of our taxable REIT subsidiaries (“TRSs”) for third-party owners.  These services range from short-term consulting projects to long-term full-scale development and construction projects.  We typically provide these services to colleges and universities seeking to modernize their on-campus student housing properties.  They look to us to bring our student housing experience and expertise to ensure they develop marketable, functional and financially sustainable facilities.  Educational institutions usually seek to build housing that will enhance their recruitment and retention of students while facilitating their academic objectives.  Most of these development service contracts are awarded via a competitive request for proposal (“RFP”) process that qualifies developers based on their overall capability to provide specialized student housing design, development, construction management, financial structuring and property management services.  Our development services typically include pre-development, design and financial structuring services.  Our pre-development services typically include feasibility studies for third-party owners and design services.  Feasibility studies include an initial feasibility analysis, review of conceptual design and assistance with master planning.  Some of the documents produced in this process include the conceptual design documents, preliminary development and operating budgets, cash flow projections and a preliminary market assessment.  Our design services include coordination with the architect and other members of the design team, review of construction plans and assistance with project due diligence and project budgets.

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

There are several housing options that compete with our third-party managed properties including, but not limited to, multifamily housing, for-rent single family dwellings, other off-campus specialized student housing and the aforementioned on-campus participating properties. We also compete with other regional and national providers of third-party management services.

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

Insurance

Our primary lines of insurance coverage are property, liability and workers’ compensation.  We believe that our insurance coverages are of the type and amount customarily obtained on real property assets.  We intend to obtain similar coverage for properties we acquire in the future.  However, there are certain types of losses, generally of a catastrophic nature, such as losses from floods or earthquakes, which may be subject to limitations in certain areas.  When not otherwise contractually stipulated, we exercise our judgment in determining amounts, coverage limits and deductibles, in an effort to maintain appropriate levels of insurance on our investments.  If we suffer a substantial loss, our insurance coverage may not be sufficient due to market conditions at the time or other unforeseen factors.  Inflation, changes in building codes and ordinances, environmental considerations and other factors also might make it infeasible to use insurance proceeds to replace a property after it has been damaged or destroyed.

Employees

As of December 31, 2016, we had approximately 3,170 employees, consisting of:

•	approximately 1,851 on-site employees in our wholly-owned properties segment, including 718 Resident Assistants;

•	approximately 110 on-site employees in our on-campus participating properties segment, including 51 Resident Assistants;

•	approximately 1,024 employees in our property management services segment, including 861 on-site employees and 163 corporate office employees;

•	approximately 63 corporate office employees in our development services segment; and

•	approximately 122 executive, corporate administration and financial personnel.

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
The factors described below represent our principal risks. Other factors may exist that we do not consider being significant based on information that is currently available or that we are not currently able to anticipate.
Risks Related to Our Properties, Our Business and the Real Estate Industry
Our results of operations are subject to risks inherent in the student housing industry, including a concentrated lease-up period and seasonal cash flows.
Leases at our off-campus properties typically require 12 monthly lease payments, whereas leases at our residence hall properties typically correspond to the university’s academic year and require 10 monthly rent payments. As a result, we may experience significantly reduced cash flows during the summer months at our residence hall properties. Furthermore, all of our properties must be entirely re-leased each year during a limited leasing season. We are therefore highly dependent on the effectiveness of our marketing and leasing efforts and personnel during this season, exposing us to significant leasing risk. In addition, we are subject to increased leasing risk on our properties under construction and future acquired properties based on our lack of experience leasing those properties and unfamiliarity with their leasing cycles. If we are unable to lease a substantial portion of our properties, or if the rental rates upon such leasing are significantly lower than expected rates, our cash flow from operations and our ability to make distributions to stockholders and service indebtedness could be adversely affected.
Additionally, prior to the commencement of each new lease period, generally during the first two weeks of August, we prepare the units for new incoming residents. During this period (referred to as “turn”), we incur significant expenses making our units ready for occupancy, which we recognize as incurred. We therefore experience seasonally decreased operating results and cash flows during the third quarter of each year as a result of expenses we incur during turn as well as lower revenue at our residence hall properties.
We rely on our relationships with universities, and changes in university personnel and/or policies could adversely affect our operating results.
In some cases, we rely on our relationships with colleges and universities for referrals of prospective student-tenants or for mailing lists of prospective student-tenants and their parents. Many of these colleges and universities own and operate their own competing on-campus facilities. Any failure to maintain good relationships with these colleges and universities could therefore have a material adverse effect on us. If colleges and universities refuse to make their lists of prospective student-tenants and their parents available to us or increase the costs of these lists, there could be a material adverse effect on us.
Changes in university admission policies could adversely affect us. For example, if a university reduces the number of student admissions or requires that a certain class of students, such as freshmen, live in a university-owned facility, the demand for our properties may be reduced and our occupancy rates may decline. While we may engage in marketing efforts to compensate for such change in admission policy, we may not be able to affect such marketing efforts prior to the commencement of the annual lease-up period or at all.
A decrease in enrollment at the Universities at which our properties are located could adversely affect our financial results.
University enrollment can be affected by a number of factors including, but not limited to, the current macroeconomic environment, students’ ability to afford tuition and/or the availability of student loans, competition for international students, the impact of visa requirements for international students, higher demand for distance education, and budget constraints that could limit a University’s ability to attract and retain students.  If a University’s enrollment were to significantly decline as a result of these or other factors, our ability to achieve our leasing targets and thus our properties’ financial performance could be adversely affected.

We face significant competition from university-owned student housing and from other private student housing communities located within close proximity to universities.
On-campus student housing traditionally has certain inherent advantages over off-campus student housing because of, among other factors, closer physical proximity to the university campus and integration of on-campus facilities into the academic community. Colleges and universities can generally avoid real estate taxes, while we and other private sector owners are subject to full real estate tax rates. Also, colleges and universities may be able to borrow funds at lower interest rates than those available to us and other private sector owners. As a result, universities may be able to offer more convenient and/or less expensive student housing than we can, which may adversely affect our occupancy and rental rates.
We also compete with other national and regional owner-operators of off-campus student housing in a number of markets as well as with smaller local owner-operators. There are a number of purpose-built student housing properties that compete directly with us located near or in the same general vicinity of many of our student housing communities. Such competing student housing communities may be newer than our student housing communities, located closer to campus, charge less rent, possess more attractive amenities, or offer more services, shorter lease terms or more flexible leases. The construction of competing properties or decreases in the general levels of rents for housing at competing properties could adversely affect our rental income.
We have recently seen a number of large new entrants in the student housing business and there may be additional new entrants with substantial financial and marketing resources. The entry of these companies has increased and may continue to increase competition for students and for the acquisition, development and management of other student housing properties.
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
We intend to evaluate the potential disposition of assets that may no longer meet our investment objectives. When we decide to sell an asset, we may encounter difficulty in finding buyers in a timely manner as real estate investments generally cannot be disposed of quickly, especially when market conditions are poor. This may limit our ability to vary our portfolio promptly in response to changes in economic or other conditions. In some cases, we may also determine that we will not recover the carrying value of the property upon disposition and might recognize an impairment charge. In addition, in order to maintain our status as a REIT, the Internal Revenue Code imposes restrictions on our ability to sell properties held fewer than two years, which may cause us to incur losses thereby reducing our cash flows and adversely impacting distributions to equity holders.
Our ownership of properties through ground leases may expose us to the loss of such properties upon the exercise by the lessors of purchase options or the breach or termination of the ground leases.
We have acquired an interest in certain of our properties by acquiring a leasehold interest in the property on which the building is located (or under development), and we may acquire additional properties in the future through the purchase of interests in ground leases. We could lose our interests in a property if the ground lease is terminated, if a purchase option is exercised by the lessor or if we breach the ground lease, which could adversely affect our financial condition or results of operations.
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
As of December 31, 2016, we were in the process of constructing 14 wholly-owned properties. These properties are subject to the various risks relating to properties that are under construction referred to elsewhere in these risk factors, including the risks that we may encounter delays in completion and that any such project may experience cost overruns or may not be completed on time. Additionally, if we do not complete the construction of properties on schedule, we may be required to provide alternative housing to the students with whom we have signed leases, which would result in our incurring significant expenses, and may result in students attempting to terminate their leases, which may adversely affect occupancy at such properties for the applicable academic year.
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
We are subject to numerous laws and regulations, changes to which could increase our costs and individually or in the aggregate adversely affect our business.
We are subject to laws and regulations affecting our operations in a number of areas. Changes in these laws and regulations, including, among others, healthcare reform such as the repeal or significant amendment of the Affordable Care Act, employment law reform such as the enactment of federal overtime exemption regulations, and financial and disclosure reform such as revisions to the Dodd-Frank Act and related SEC rulemaking, including executive compensation regulations, or the enactment of new laws or regulations, may increase our costs. Also, compliance with these laws, regulations and similar requirements may be onerous and expensive, and they may be inconsistent from jurisdiction to jurisdiction, which may further increase the cost of compliance and doing business.
In addition, we are subject to tax laws and regulations, which are under constant review by persons involved in the legislative process, at the Internal Revenue Service and the U.S. Department of the Treasury, and at various state tax authorities. Changes to tax laws, regulations, or administrative interpretations, which may be applied retroactively, could adversely affect us in a number of ways, including the following:

•	making it more difficult or more costly for us to qualify as a REIT;

•	decreasing real estate values generally; and

•	lowering effective tax rates for non-REIT “C” corporations, which may cause investors to perceive investments in REITs to be less attractive than investments in the stock of non-REIT “C” corporations.

We cannot predict whether, when, in what forms, or with what effective dates, laws, regulations, and administrative interpretations applicable to us or our stockholders may be changed. Any such change may significantly affect our liquidity and results of operations, as well as the value of our shares.
We may be adversely impacted by new accounting pronouncements.
Accounting policies are fundamental to how we record and report our financial condition and results of operations. From time to time, the Financial Accounting Standards Board (“FASB”) and the U.S. Securities and Exchange Commission, entities that create and interpret accounting standards, may issue new accounting pronouncements or change their interpretation and application of these standards that govern the preparation of our financial statements. These changes could have a material impact on our reported financial condition and results of operations, and could also affect the comparability of our financial results to previous periods. In some cases, we could be required to apply a new or revised standard retroactively, resulting in restating prior period financial statements. The adoption of new accounting pronouncements could also affect the calculation of our debt covenants, and we cannot be assured that we will be able to work with our lenders to amend our debt covenants in response to such.
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
A degradation of a university’s reputation due to negative publicity or other events may adversely impact our communities.
It is important that the universities from which our communities draw residents maintain good reputations and are able to attract the desired number of incoming students. Any degradation in a university's reputation could inhibit its ability to attract students and reduce the demand for our communities.
Federal and state laws require universities to publish and distribute reports of on-campus crime statistics, which may result in negative publicity and media coverage associated with crimes occurring in the vicinity of, or on the premises of, our on-campus communities. Reports of crime or other negative publicity regarding the safety of the students residing on, or near, our communities may have an adverse effect on both our on-campus and off-campus communities.
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
Risks Associated with Our Indebtedness and Financing
We depend heavily on the availability of debt and equity capital to fund our business.
In order to maintain our qualification as a REIT, we are required under the Internal Revenue Code to distribute annually at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding any net capital gain. To the extent that we satisfy this distribution requirement but distribute less than 100% of our net taxable income, including any net capital gains, we will be subject to federal corporate income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under federal tax laws. Because of these distribution requirements, REITs are largely unable to fund capital expenditures, such as acquisitions, renovations, development and property upgrades from operating cash flow. Consequently, we will be largely dependent on the public equity and debt capital markets and private lenders to provide capital to fund our growth and other capital expenditures. We may not be able to obtain this financing on favorable terms or at all. Our access to equity and debt capital depends, in part, on:

•	general market conditions;

•	our current debt levels and the number of properties subject to encumbrances;

•	our current performance and the market’s perception of our growth potential;

•	our cash flow and cash distributions; and

•	the market price per share of our common stock.

If we cannot obtain capital from third-party sources, we may not be able to acquire properties when strategic opportunities exist, satisfy our debt service obligations or make cash distributions to our stockholders, including those necessary to maintain our qualification as a REIT.
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
As of December 31, 2016, our total consolidated indebtedness was approximately $2.1 billion (excluding unamortized mortgage debt premiums and discounts and original issue discounts). Our debt service obligations expose us to the risk of default and reduce or eliminate cash resources that are available to operate our business or pay distributions that are necessary to maintain our qualification as a REIT. There is no limit on the amount of indebtedness that we may incur except as provided by the covenants in our corporate-level debt. We may incur additional indebtedness to fund future property development, acquisitions and other working capital needs, which may include the payment of distributions to our security holders. The amount available to us and our ability to borrow from time to time under our corporate-level debt is subject to certain conditions and the satisfaction of specified financial and other covenants. If the income generated by our properties and other assets fails to cover our debt service, we would be forced to reduce or eliminate distributions to our stockholders and may experience losses.
In addition, the indenture governing our outstanding senior unsecured notes contains financial and operating covenants that among other things, restrict our ability to take specific actions, even if we believe them to be in our best interest, including restrictions on our ability to consummate a merger, consolidation or sale of all or substantially all of our assets and incur secured and unsecured indebtedness.
Our level of debt and the operating limitations imposed on us by our debt agreements could have significant adverse consequences, including the following:

•	we may default on our scheduled principal payments or other obligations as a result of insufficient cash flow or otherwise;

•
with respect to debt secured by our properties, the lenders or mortgagees may foreclose on such properties and receive an assignment of rents and leases, and foreclosures could create taxable income without accompanying cash proceeds, a circumstance that could hinder our ability to meet the REIT distribution requirements imposed by the Internal Revenue Code; and

•
compliance with the provisions of our debt agreements, including the financial and other covenants, such as the maintenance of specified financial ratios, could limit our flexibility and a default in these requirements, if uncured, could result in a requirement that we repay indebtedness, which could severely affect our liquidity and increase our financing costs.

We may be unable to renew, repay or refinance our outstanding debt.
We are subject to the risk that our indebtedness will not be able to be renewed, repaid or refinanced when due or that the terms of any renewal or refinancing will not be as favorable as the existing terms of such indebtedness. If we were unable to refinance our indebtedness on acceptable terms, or at all, we might be forced to dispose of one or more of our properties on disadvantageous terms, which might result in losses to us. In addition, if a property is mortgaged to secure payment of indebtedness and income from such property is insufficient to pay that indebtedness, the property could be foreclosed upon by the mortgagee resulting in a loss of income and a decline in our total asset value. If any of the foregoing occurs, such losses could have a material adverse effect on us and our ability to make distributions to our equity holders and pay amounts due on our debt.

Rising interest rates could both increase our borrowing costs, thereby adversely affecting our cash flows and the amounts available for distributions to our stockholders, and decrease our share price, if investors seek higher yields through other investments.
We have an unsecured revolving credit facility and a term loan that bear interest at a variable rate on all amounts borrowed and we may incur additional variable rate debt in the future. Increases in interest rates on variable rate debt would increase our interest expense and the cost of refinancing existing debt and incurring new debt, unless we make arrangements that hedge the risk of rising interest rates, which would adversely affect net income and cash available for payment of our debt obligations and distributions to equity holders.
An environment of rising interest rates could also lead holders of our securities to seek higher yields through other investments, which could adversely affect the market price of our stock. One of the factors which may influence the price of our stock in public markets is the annual distribution rate we pay as compared with the yields on alternative investments.
Failure to maintain our current credit ratings could adversely affect our cost of funds, liquidity and access to capital markets.
Moody's and Standard & Poor's, the major debt rating agencies, have evaluated our debt and have given us ratings of Baa2 and BBB, respectively. These ratings are based on a number of factors, which include their assessment of our financial strength, liquidity, capital structure, asset quality and sustainability of cash flow and earnings. Due to changes in market conditions, we may not be able to maintain our current credit ratings, which will adversely affect the cost of funds under our credit facilities, and could also adversely affect our liquidity and access to capital markets.
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
There is significant uncertainty surrounding the futures of Fannie Mae and Freddie Mac. Through their lender originator networks, Fannie Mae and Freddie Mac are significant lenders to both us and to buyers of our properties. Fannie Mae and Freddie Mac have a mandate to support multifamily housing through their financing activities. Any changes to their mandates, further reductions in their size or the scale of their activities or loss of key personnel could have a significant impact on us and may, among other things, lead to lower values for our assets and higher interest rates on our borrowings. Fannie Mae's and Freddie Mac's regulator has set overall volume limits on most of Fannie Mae's and Freddie Mac's lending activities. The regulator could in the future require Fannie Mae and Freddie Mac to focus more of their lending activities on small borrowers or properties that the regulator deems affordable, which may or may not include our assets, which could also adversely impact us. In addition, members of the Trump administration have announced restructuring and privatizing Fannie Mae and Freddie Mac is a priority, and there is uncertainty regarding the impact of this action on us and buyers of our properties.
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
To qualify as a REIT, no more than 25% of the value of our total assets may consist of the securities of one or more taxable REIT subsidiaries, or TRSs. This percentage limitation will be lowered to 20% for taxable years beginning after December 31, 2017. Certain of our activities, such as our third-party development, management and leasing services, must be conducted through a TRS for us to qualify as a REIT. In addition, certain non-customary services must be provided by a TRS or an independent contractor. If the revenues from such activities create a risk that the value of our TRS entities, based on revenues or otherwise, approaches the 25% threshold (20% after December 31, 2017), we will be forced to curtail such activities or take other steps to remain under the 25% threshold. Since the threshold is based on value, it is possible that the IRS could successfully contend that the value of our TRS entities exceeds the threshold even if the TRS accounts for less than 25% (20% after December 31, 2017) of our consolidated revenues, income or cash flow. Four of our five on-campus participating properties and our third-party services are held by a TRS. Consequently, income earned from four of our five on-campus participating properties and our third-party services will be subject to regular federal income taxation and state and local income taxation where applicable, thus reducing the amount of cash available for distribution to our security holders. Our TRS entities' income tax returns are subject to examination by federal, state and local tax jurisdictions, and the methodology used in determining taxable income or loss for those subsidiaries is therefore subject to challenge in any such examination.

A TRS is not permitted to directly or indirectly operate or manage a “hotel, motel or other establishment more than one-half of the dwelling units in which are used on a transient basis.” We believe that our method of operating our TRS entities will not be considered to constitute such an activity. Future Treasury Regulations or other guidance interpreting the applicable provisions might adopt a different approach, or the IRS might disagree with our conclusion. In such event we might be forced to change our method of operating our TRS entities, which could adversely affect us, or one of our TRS entities could fail to qualify as a taxable REIT subsidiary, which would likely cause us to fail to qualify as a REIT.
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
Item 1B.  Unresolved Staff Comments

There were no unresolved comments from the staff of the SEC at December 31, 2016.

Item 2.   Properties

The following table presents certain summary information about our properties.  Our properties generally are modern facilities, and amenities at most of our properties include a swimming pool, basketball courts and a large community center featuring a fitness center, computer center, study areas, and a recreation room with billiards and other games. Some properties also have a jacuzzi/hot tub, volleyball courts, tennis courts, in-unit washers and dryers, and food service facilities. Leases at our off-campus properties typically require 12 monthly rent payments. Leases at our residence hall properties typically correspond to the university’s academic year and require nine or ten monthly rent payments.
These properties are included in the Wholly-Owned Properties and On-Campus Participating Properties segments discussed in Item 1 and Note 17 in the accompanying Notes to Consolidated Financial Statements contained in Item 8.  We own fee title to all of these properties except for properties subject to ground/facility leases and our on-campus participating properties, as discussed more fully in Note 8 and Note 15 in the accompanying Notes to Consolidated Financial Statements contained in Item 8.  All dollar amounts in this table and others herein, except share and per share amounts, are stated in thousands unless otherwise indicated.

Property	Year Built (1)	Date Acquired/ Developed	Primary University Served	Typical Number of Rental Payments/ Year	Year Ended December 31, 2016 Revenue (2)		Average Monthly Revenue/ Bed (3)		# of Units	# of Beds

WHOLLY-OWNED PROPERTIES
Same Store Wholly-Owned Properties: (4)
The Callaway House	1999	Mar-01	Texas A&M University	10	$8,653	(5)	$1,526	(5)	173	538
The Village at Science Drive	2000	Nov-01	The University of Central Florida	12	5,578		609		192	732
University Village at Boulder Creek	2002	Aug-02	The University of Colorado at Boulder	12	3,563		922		82	309
University Village - Fresno	2004	Aug-04	California State University - Fresno	12	2,814		523		105	406
University Village - Temple	2004	Aug-04	Temple University	12	6,155		699		220	749
College Club Townhomes (6)	2002	Feb-05	Florida A&M University	12	2,792		361		136	544
University Club Apartments	1999	Feb-05	University of Florida	12	2,270		488		94	376
City Parc at Fry Street	2004	Mar-05	University of North Texas	12	3,399		653		136	418
Entrada Real	2000	Mar-05	University of Arizona	12	2,527		553		98	363
University Village at Sweethome	2005	Aug-05	State Univ. of New York at Buffalo	12	6,743		690		269	828
University Village - Tallahassee (7)	1991	Mar-06	Florida State University	12	4,261		499		217	716
Royal Village Gainesville	1996	Mar-06	University of Florida	12	2,992		563		118	448
Royal Lexington	1994	Mar-06	The University of Kentucky	12	2,276		513		94	364
Raiders Pass	2001	Mar-06	Texas Tech University	12	4,858		475		264	828
Aggie Station	2003	Mar-06	Texas A&M University	12	3,214		587		156	450
The Outpost - San Antonio	2005	Mar-06	University of Texas – San Antonio	12	5,389		522		276	828
Callaway Villas	2006	Aug-06	Texas A&M University	10/12	5,813		711		236	704
The Village on Sixth Avenue	1999	Jan-07	Marshall University	12	4,593		492		248	752
Newtown Crossing	2005	Feb-07	University of Kentucky	12	6,675		590		356	942
Olde Towne University Square	2005	Feb-07	University of Toledo	12	3,990		593		224	550
Peninsular Place	2005	Feb-07	Eastern Michigan University	12	3,091		497		183	478
University Centre	2007	Aug-07	Rutgers University, NJIT	10/12	7,154		917		234	838
The Summit & Jacob Heights (7)	2004	Jun-08	Minnesota State University	12	5,105		449		258	930
GrandMarc Seven Corners	2000	Jun-08	University of Minnesota	12	4,411		598		186	440
Aztec Corner	2001	Jun-08	San Diego State University	12	5,389		711		180	606
Tower at Third	1973	Jun-08	University of Illinois	12	3,274		745		188	375

Property	Year Built (1)	Date Acquired/ Developed	Primary University Served	Typical Number of Rental Payments/ Year	Year Ended December 31, 2016 Revenue (2)		Average Monthly Revenue/ Bed (3)		# of Units	# of Beds
Willowtree Apartments and Tower (6)	1970	Jun-08	University of Michigan	12	$5,875		$560		473	851
University Pointe	2004	Jun-08	Texas Tech University	12	4,794		582		204	682
University Trails	2003	Jun-08	Texas Tech University	12	4,769		565		240	684
Campus Trails	1991	Jun-08	Mississippi State University	12	2,499		436		156	480
Vista del Sol (ACE)	2008	Aug-08	Arizona State University	12	17,727		726		613	1,866
Villas at Chestnut Ridge	2008	Aug-08	State Univ. of New York at Buffalo	12	5,075		765		196	552
Barrett Honors College (ACE)	2009	Aug-09	Arizona State University	10	14,389		896		604	1,721
Sanctuary Lofts	2006	Jul-10	Texas State University	12	4,347		674		201	487
Blanton Common	2005	Sep-10	Valdosta State University	12	3,817		387		276	860
The Edge- Charlotte	1999	Nov-10	UNC - Charlotte	12	4,730		518		180	720
University Walk	2002	Nov-10	UNC - Charlotte	12	3,163		519		120	480
Uptown Apartments	2004	Nov-10	University of North Texas	12	4,258		639		180	528
2nd Ave Centre	2008	Dec-10	University of Florida	12	6,847		644		274	868
Villas at Babcock	2011	Aug-11	University of Texas – San Antonio	12	5,107		512		204	792
Lobo Village (ACE)	2011	Aug-11	University of New Mexico	12	5,624		517		216	864
Villas on Sycamore	2011	Aug-11	Sam Houston State University	12	4,677		514		170	680
University Village Northwest (ACE)	2011	Aug-11	Prairie View A&M University	9	935		703		36	144
26 West	2008	Dec-11	University of Texas - Austin	12	13,203		938		367	1,026
The Varsity	2011	Dec-11	University of Maryland	12	11,908		969		258	901
Avalon Heights	2002	May-12	University of South Florida in Tampa	12	5,818		611		210	754
University Commons	2003	Jun-12	Univ. of Minnesota in Minneapolis	12	4,126		570		164	480
Casas del Rio (ACE)	2012	Aug-12	University of New Mexico	10	5,155		586		283	1,028
The Suites (ACE) (6)	2013	Aug-12	Northern Arizona University	10	6,053		699		439	878
Hilltop Townhomes (ACE)	2012	Aug-12	Northern Arizona University	12	4,939		675		144	576
U Club on Frey (6)	2013	Aug-12	Kennesaw State University	12	7,023		649		216	864
Campus Edge on UTA Boulevard	2012	Aug-12	University of Texas - Arlington	12	4,131		647		128	488
U Club Townhomes on Marion Pugh	2012	Aug-12	Texas A&M University	12	5,094		652		160	640
Villas on Rensch	2012	Aug-12	State Univ. of New York at Buffalo	12	5,780		772		153	610
The Village at Overton Park	2012	Aug-12	Texas Tech University	12	4,664		640		163	612
Casa de Oro (ACE)	2012	Aug-12	Arizona State University	10	1,672		684		109	365
The Villas at Vista del Sol (ACE)	2012	Aug-12	Arizona State University	12	3,810		778		104	400
The Block	2008	Aug-12	The University of Texas at Austin	12	20,168		940		669	1,555
University Pointe at College Station (ACE)	2012	Sep-12	Portland State University	12	8,971		685		282	978
309 Green	2008	Sep-12	University of Illinois	12	4,252		816		110	416
The Retreat	2012	Sep-12	Texas State University	12	6,000		605		187	780
Lofts54	2008	Sep-12	University of Illinois	12	1,587		693		43	172
Campustown Rentals	1982	Sep-12	University of Illinois	12	4,669		497		264	746
Chauncey Square	2011	Sep-12	Purdue University	12	4,473		852		158	386
Vintage & Texan West Campus (6)	2008	Sep-12	The University of Texas at Austin	12	3,799		898		124	311
The Castilian	1967	Sep-12	The University of Texas at Austin	10	8,382	(5)	1,334	(5)	371	623

Property	Year Built (1)	Date Acquired/ Developed	Primary University Served	Typical Number of Rental Payments/ Year	Year Ended December 31, 2016 Revenue (2)		Average Monthly Revenue/ Bed (3)		# of Units	# of Beds
Bishops Square	2002	Sep-12	Texas State University	12	$2,503		$600		134	315
Union	2006	Sep-12	Baylor University	12	917		615		54	120
922 Place	2009	Sep-12	Arizona State University	12	4,313		687		132	468
Campustown	1997	Sep-12	Iowa State University	12	8,826		535		452	1,217
River Mill	1972	Sep-12	University of Georgia	12	3,131		555		243	461
Landmark	2012	Sep-12	University of Michigan	12	10,334		1,235		173	606
Icon Plaza	2012	Sep-12	University of Southern California	12	4,640		1,388		56	253
The Province - Greensboro	2011	Nov-12	UNC - Greensboro	12	4,919		584		219	696
RAMZ Apts on Broad	2004	Nov-12	Virginia Commonwealth University	12	2,042		724		88	172
The Lofts at Capital Garage	2000	Nov-12	Virginia Commonwealth University	12	876		453		36	144
25 Twenty	2011	Nov-12	Texas Tech University	12	4,795		714		249	562
The Province - Louisville	2009	Nov-12	University of Louisville	12	6,210		621		366	858
West 27th Place	2011	Nov-12	University of Southern California	12	7,040		1,058		161	475
The Province - Rochester	2010	Nov-12	Rochester Institute of Technology	12	8,416		806		336	816
5 Twenty Four & 5 Twenty Five Angliana (6)	2010	Nov-12	University of Kentucky	12	7,464		562		376	1,060
The Province - Tampa	2009	Nov-12	University of South Florida	12	7,679		644		287	947
U Point Kennesaw	2012	Nov-12	Kennesaw State University	12	6,184		613		216	795
The Cottages of Durham	2012	Nov-12	University of New Hampshire	12	6,088		764		141	619
University Edge	2012	Dec-12	Kent State University	12	4,844		640		201	608
The Lodges of East Lansing phase I & II	2012	Jul-13	Michigan State University	12	9,122		696		364	1,049
7th Street Station	2012	Jul-13	Oregon State University	12	2,730		689		82	309
U Club on Woodward	2013	Aug-13	Florida State University	12	3,799		682		112	448
The Callaway House Austin	2013	Aug-13	The University of Texas at Austin	10	13,922	(5)	1,800	(5)	219	753
Manzanita (ACE)	2013	Aug-13	Arizona State University	10	6,205		849		241	816
University View (ACE)	2013	Aug-13	Prairie View A&M University	9	2,201		675		96	336
U Club Townhomes at Overton Park	2013	Aug-13	Texas Tech University	12	3,653		681		112	448
601 Copeland	2013	Aug-13	Florida State University	12	2,737		752		81	283
The Townhomes at Newtown Crossing	2013	Aug-13	University of Kentucky	12	4,472		607		152	608
Chestnut Square (ACE)	2013	Sep-13	Drexel University	12	11,572		1,011		220	861
Park Point	2008	Oct-13	Rochester Institute of Technology	12	10,756		808		300	924
U Centre at Fry Street	2012	Nov-13	University of North Texas	12	5,963		723		194	614
Cardinal Towne	2010	Nov-13	University of Louisville	12	5,080		684		255	545
The Standard	2014	Oct-14	University of Georgia	12	5,767		769		190	610
Stanworth Commons Phase I (ACE)	2014	Jul-14	Princeton University	12	2,868		1,184		127	214
The Plaza on University	2014	Aug-14	University of Central Florida	12	13,384		694		364	1,313
U Centre at Northgate (ACE)	2014	Aug-14	Texas A&M University	12	6,080		630		196	784
University Walk	2014	Aug-14	University of Tennessee	12	3,939		600		177	526
Subtotal - Same Store Wholly-Owned Properties					$576,760		$688		21,774	66,993

Property	Year Built (1)	Date Acquired/ Developed	Primary University Served	Typical Number of Rental Payments/ Year	Year Ended December 31, 2016 Revenue (2)	Average Monthly Revenue/ Bed (3)	# of Units	# of Beds
New Wholly-Owned Properties:

2015 Acquisitions and Completed Development Projects
Park Point	2010	Feb-15	Syracuse University	12	$3,440	$1,198	66	226
1200 West Marshall	2013	Mar-15	Virginia Commonwealth University	12	3,815	744	136	406
8 1/2 Canal Street	2011	Mar-15	Virginia Commonwealth University	12	4,745	693	160	540
Vistas San Marcos	2013	Mar-15	Texas State University	12	5,629	701	255	600
Crest at Pearl	2014	Jun-15	University of Texas	12	4,481	947	141	343
U Club Binghamton	2005	Jun-15	Binghamton University - SUNY	12	6,595	822	186	710
Stadium Centre	2014	Jul-15	Florida State University	12	7,941	828	367	710
160 Ross	2015	Aug-15	Auburn University	12	5,045	625	182	642
U Club on Woodward Phase II	2015	Aug-15	Florida State University	12	4,161	674	124	496
The Summit at University City (ACE)	2015	Sep-15	Drexel University	12	15,197	971	351	1,315
2125 Franklin	2015	Sep-15	University of Oregon	12	5,516	640	192	734

2016 Acquisitions
University Crossings - Charlotte	2014	Aug-16	University of North Carolina - Charlotte	12	1,487	591	187	546
U Point	2016	Oct-16	Syracuse University	12	437	1,003	54	163

2016 Completed Development Projects
The Court at Stadium Centre	2016	Aug-16	Florida State University	12	1,037	798	80	260
U Club on 28th	2016	Aug-16	University of Colorado	12	1,895	950	100	398
Currie Hall (ACE)	2016	Aug-16	University of Southern California	12	2,165	993	178	456
University Pointe (ACE)	2016	Aug-16	University of Louisville	12	1,396	577	134	531
Fairview House (ACE)	2016	Aug-16	Butler University	9	2,272	820	107	633
U Club Sunnyside	2016	Aug-16	West Virginia University	9/12	1,496	586	134	534
Merwick Stanworth Phase II (ACE)	2016	Sep-16	Princeton University	12	981	1,061	198	379

2016 Completed Renovation
University Crossings (ACE)	2003	Jun-08	Drexel University	12	8,561	781	260	1,016

Projects Under Development
Arizona State University Residence Hall (ACE)	2017	Aug-17	Arizona State University	10	—	n/a	429	1,594
Sky View (ACE)	2017	Aug-17	Northern Arizona University	12	56	n/a	163	626
University Square (ACE)	2017	Aug-17	Prairie View A&M University	9	—	n/a	143	466
U Centre on Turner	2017	Aug-17	University of Missouri	12	23	n/a	182	718
U Pointe on Speight	2017	Aug-17	Baylor University	12	4	n/a	180	700
21Hundred @ Overton Park	2017	Aug-17	Texas Tech University	12	6	n/a	296	1,204
Suites at 3rd	2017	Aug-17	University of Illinois	12	2	n/a	63	251
U Club Binghamton II	2017	Aug-17	SUNY Binghamton University	12	—	n/a	140	562
Callaway House Apartments	2017	Aug-17	University of Oklahoma	12	6	n/a	386	915
U Centre on College	2017	Aug-17	Clemson University	12	10	n/a	127	418
Bancroft Residence Hall (ACE)	2018	Aug-18	University of California, Berkeley	9	—	n/a	412	781

Property	Year Built (1)	Date Acquired/ Developed	Primary University Served	Typical Number of Rental Payments/ Year	Year Ended December 31, 2016 Revenue (2)	Average Monthly Revenue/ Bed (3)	# of Units	# of Beds
Virginia Commonwealth University (ACE)	2018	Aug-18	Virginia Commonwealth Univ.	12	$—	n/a	592	1,524
Butler University Phase II (ACE)	2018	Aug-18	Butler University	9	—	n/a	197	648
The Edge at Stadium Centre	2018	Aug-18	Florida State University	12	—	n/a	111	412
Subtotal – New Wholly-Owned Properties					$88,399	$789	7,013	22,457

Wholly-Owned Property Held for Sale
The Province - Dayton (8)	2009	Nov-12	Wright State University	12	$4,067	$474	200	657
TOTAL – WHOLLY-OWNED PROPERTIES					$669,226	$700	28,987	90,107

ON-CAMPUS PARTICIPATING PROPERTIES
University Village – PVAMU	1997	Aug-96	Prairie View A&M University	9	$11,307	$603	612	1,920
University College - PVAMU	2001	Aug-00	Prairie View A&M University	9	8,357	605	756	1,470
University Village - TAMIU	1997	Aug-97	Texas A&M International University	10	1,490	618	84	250
Cullen Oaks Phase I and II	2003	Aug-01	The University of Houston	10	7,872	880	411	879
College Park	2014	Aug-14	West Virginia University	12	4,407	666	224	567
TOTAL - ON-CAMPUS PARTICIPATING PROPERTIES					$33,433	$660	2,087	5,086
GRAND TOTAL- ALL PROPERTIES					$702,659	$698	31,074	95,193

(1)	For properties with multiple phases, the year built represents the weighted average year based on the number of beds delivered each year.

(2)
Includes base rental revenue and other income, which includes, but is not limited to, utility income, damages, parking income, summer conference rent, application fees, income from retail tenants, etc.

(3)
Average monthly revenue per bed is calculated based upon our base rental revenue earned during typical lease terms for the year ended December 31, 2016 divided by average occupied beds over the typical lease term.

(4)
Our same store wholly-owned portfolio represents properties that were owned or operated by us for the full years ended December 31, 2015 and 2016, which are not conducting or planning to conduct substantial development or redevelopment activities, and are not classified as held for sale as of December 31, 2016.

(5)	As rent at this property includes food services, revenue is not comparable to the other properties in this table.

(6)	Consists of two phases that are counted separately in the property portfolio numbers contained in Note 1 in the accompanying Notes to Consolidated Financial Statements contained in Item 8.

(7)	Consists of three phases that are counted separately in the property portfolio numbers contained in Note 1 in the accompanying Notes to Consolidated Financial Statements contained in Item 8.

(8)	This property was classified as held for sale as of December 31, 2016 (see Note 6 in the accompanying Notes to Consolidated Financial Statements contained in Item 8).

Occupancy information for our property portfolio for the year ended and as of December 31, 2016 is set forth below:

	2016 Average Occupancy (1)	Occupancy as of December 31, 2016
WHOLLY-OWNED PROPERTIES
Same-store Wholly-owned Properties (2)	94.8%	97.6%
New Wholly-owned Properties	92.9%	95.0%
TOTAL – WHOLLY-OWNED PROPERTIES (3)	94.6%	97.2%

ON-CAMPUS PARTICIPATING PROPERTIES	76.6%	97.4%

(1)
Average occupancy is calculated based on the average number of occupied beds for the year ended December 31, 2016 divided by total beds. For properties with typical lease terms shorter than 12 months, average occupancy includes the impact of significantly low occupancy during the summer months. Average occupancy for acquired properties and properties which commenced operations during 2016 is calculated based on the period these properties were owned by us and/or operational during 2016.

(2)
Our same store wholly-owned portfolio represents properties that were owned or operated by us for the full years ended December 31, 2015 and 2016, which are not conducting or planning to conduct substantial development or redevelopment activities, and are not classified as held for sale as of December 31, 2016.

(3)	Does not include one property classified as held for sale as of December 31, 2016.

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

	High	Low	Distributions Declared
Quarter ended March 31, 2015	$45.38	$39.61	$0.3800
Quarter ended June 30, 2015	$43.80	$37.59	$0.4000
Quarter ended September 30, 2015	$39.67	$32.12	$0.4000
Quarter ended December 31, 2015	$41.99	$35.66	$0.4000
Quarter ended March 31, 2016	$47.18	$38.63	$0.4000
Quarter ended June 30, 2016	$52.87	$43.66	$0.4200
Quarter ended September 30, 2016	$54.56	$47.24	$0.4200
Quarter ended December 31, 2016	$52.53	$44.65	$0.4200

Holders

As of February 24, 2017, there were approximately 40,300 holders of record of the Company’s common stock and 133,289,669 shares of common stock outstanding.

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

	As of and for the Year Ended December 31,
	2016	2015	2014	2013	2012
Statements of Comprehensive Income Information:
Wholly-owned property revenue (1)	$738,598	$708,018	$693,694	$621,117	$424,022
Wholly-owned property operating expenses	337,296	331,836	329,615	296,794	200,126
On-campus participating property revenue	33,433	31,586	28,534	26,348	26,166
On-campus participating property operating expenses	13,447	12,437	11,290	11,049	11,073
Third-party development and management services revenues	14,330	13,777	11,687	9,997	15,467
Total other operating expenses (2)	262,475	252,204	238,024	217,866	148,610
Income from continuing operations	100,623	118,061	61,384	47,436	48,789
Income from discontinued operations (3)	—	—	2,720	59,755	11,449
Net income	100,623	118,061	64,104	107,191	60,238
Net income attributable to noncontrolling interests	(1,562)	(2,070)	(1,265)	(2,547)	(3,602)
Net income attributable to ACC, Inc. and Subsidiaries common stockholders	99,061	115,991	62,839	104,644	56,636
Per Share and Distribution Data:
Earnings per share:
Income from continuing operations - Basic	$0.76	$1.03	$0.56	$0.43	$0.53
Income from continuing operations - Diluted	0.75	1.02	0.56	0.42	0.52
Net income - Basic	0.76	1.03	0.59	0.99	0.66
Net income - Diluted	0.75	1.02	0.58	0.98	0.65
Cash distributions declared per common share / unit	1.66	1.58	1.50	1.42	1.35
Cash distributions declared	218,697	178,506	158,487	149,461	117,592
Balance Sheet Data:
Total assets (4)	$5,865,913	$6,006,248	$5,816,044	$5,816,743	$5,106,116
Secured mortgage, construction and bond debt (4)	688,195	1,094,962	1,324,783	1,323,071	1,499,346
Term loans and revolving credit facilities (4)	248,365	666,619	838,733	837,247	708,913
Unsecured notes (4)	1,188,737	1,186,700	790,499	794,396	—
Stockholders’ equity	3,444,985	2,770,196	2,609,554	2,624,901	2,648,381
Other Data:
Cash flows provided by (used in):
Operating activities (5)	$308,089	$263,786	$262,243	$249,749	$197,224
Investing activities	(31,556)	(239,455)	(429,235)	(509,999)	(1,447,562)
Financing activities (5)	(271,052)	(32,734)	153,303	277,547	1,249,393
Funds from operations (“FFO”) (6)	292,597	271,381	259,230	236,777	168,355
Funds from operations - modified (“FFOM”) (6)	297,694	269,259	255,071	236,643	165,015
Property Data:
Owned properties	154	162	169	167	160
Beds	95,193	99,388	103,661	102,400	98,840
Total wholly-owned properties occupancy at December 31, (7)	97.2%	97.3%	97.7%	96.8%	96.4%

(1)	Includes revenues that are reflected as resident services revenue on the accompanying consolidated statements of comprehensive income in Item 8.

(2)
Includes third-party development and management services expenses, general and administrative expenses, depreciation and amortization expense, ground and facility lease expense, and provision for real estate impairment. See the accompanying consolidated statements of comprehensive income in Item 8.

(3)	See Notes 2 and 6 in the accompanying Notes to Consolidated Financial Statements contained in Item 8 for further discussion of discontinued operations.

(4)
All periods presented have been changed to reflect the adoption of Accounting Standards Update 2015-03 (“ASU 2015-03”),“Simplifying the Presentation of Debt Issuance Costs”, which required retrospective application. See Notes 2 and 10 in the accompanying Notes to Consolidated Financial Statements contained in Item 8 for further discussion.

(5)
All periods presented have been changed to reflect the adoption of Accounting Standards Update 2016-09 (“ASU 2016-09”), “Improvements to Employee Share-Based Payment Accounting.”, which required retrospective application. See Note 2 in the accompanying Notes to Consolidated Financial Statements contained in Item 8 for further discussion.

(6)
Management considers Funds from Operations (“FFO”) and Funds from Operations - Modified (“FFOM”) to be appropriate measures of the financial performance of an equity REIT. See “Funds from Operations and Adjusted FFO” in Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations” for reconciliations of net income attributable to common shareholders to FFO and FFOM.

(7)	Includes wholly-owned properties held for sale as of each period presented.

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

Property Portfolio

As of December 31, 2016, our property portfolio contained 154 properties with approximately 95,200 beds.  Our property portfolio consisted of 121 owned off-campus student housing properties that are in close proximity to colleges and universities, 28 ACE properties operated under ground/facility leases with thirteen university systems and five on-campus participating properties operated under ground/facility leases with the related university systems.  Of the 154 properties, 14 were under development as of December 31, 2016, and when completed will consist of a total of approximately 10,800 beds.  Our communities contain modern housing units and are supported by a resident assistant system and other student-oriented programming, with many offering resort-style amenities.

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

Third-Party Development and Management Services

We provide development and construction management services for student housing properties owned by universities, 501(c) 3 foundations and others.  Our clients have included some of the nation’s most prominent systems of higher education.  We develop student housing properties for these clients and we are sometimes retained to manage these properties following their opening.  As of December 31, 2016, we were under contract on two third-party development projects that are currently in progress and whose fees range from $1.1 million to $2.3 million.  As of December 31, 2016, fees of approximately $1.1 million remained to be earned by us with respect to these projects.

As of December 31, 2016, we also provided third-party management and leasing services for 49 properties that represented approximately 36,800 beds. Managed properties as of December 31, 2016 include 11 properties and 7,060 beds that were part of the disposition of a portfolio of 19 properties in November 2016. See Note 6 in the accompanying Notes to Consolidated Financial Statements contained in Item 8 for further discussion of our disposition activity.  The Company will provide third-party management for these properties during a transition period ending in April 2017. Our third-party management and leasing services are typically provided pursuant to management contracts that have initial terms that range from one to five years.

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

Impairment of Long-Lived Assets

On a periodic basis, management assesses whether there are any indicators that the value of our real estate properties may be impaired. A property’s value is considered impaired if management’s estimate of the aggregate future undiscounted cash flows to be generated by the property is less than the carrying value of the property. These estimates of cash flows consider factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors. To the extent impairment has occurred, the loss will be measured as the excess of the carrying amount of the property over the fair value of the property, thereby reducing our net income. Management also performs a periodic assessment to determine which of our properties are likely to be sold prior to the end of their estimated useful lives. For those probable sales, an impairment charge is recorded for any excess of the carrying amount of the property over the estimated fair value less estimated selling costs, thereby reducing our net income.

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

Results of Operations

Comparison of the Years Ended December 31, 2016 and 2015

The following table presents our results of operations for the years ended December 31, 2016 and 2015, including the amount and percentage change in these results between the two periods.

	Year Ended December 31,
	2016	2015	Change ($)	Change (%)
Revenues:
Wholly-owned properties	$735,392	$704,909	$30,483	4.3%
On-campus participating properties	33,433	31,586	1,847	5.8%
Third-party development services	4,606	4,964	(358)	(7.2)%
Third-party management services	9,724	8,813	911	10.3%
Resident services	3,206	3,109	97	3.1%
Total revenues	786,361	753,381	32,980	4.4%

Operating expenses:
Wholly-owned properties	337,296	331,836	5,460	1.6%
On-campus participating properties	13,447	12,437	1,010	8.1%
Third-party development and management services	14,533	14,346	187	1.3%
General and administrative	22,493	20,838	1,655	7.9%
Depreciation and amortization	211,387	208,788	2,599	1.2%
Ground/facility leases	9,167	8,232	935	11.4%
Provision for real estate impairment	4,895	—	4,895	100.0%
Total operating expenses	613,218	596,477	16,741	2.8%

Operating income	173,143	156,904	16,239	10.3%

Nonoperating income and (expenses):
Interest income	5,481	4,421	1,060	24.0%
Interest expense	(78,687)	(87,789)	9,102	(10.4)%
Amortization of deferred financing costs	(6,520)	(5,550)	(970)	17.5%
Gain from disposition of real estate	21,197	52,699	(31,502)	(59.8)%
Loss from early extinguishment of debt	(12,841)	(1,770)	(11,071)	725.5%
Other nonoperating income	—	388	(388)	(100.0)%
Total nonoperating expenses	(71,370)	(37,601)	(33,769)	89.8%

Income before income taxes	101,773	119,303	(17,530)	(14.7)%
Income tax provision	(1,150)	(1,242)	92	(7.4)%
Net Income	100,623	118,061	(17,438)	(14.8)%

Net income attributable to noncontrolling interests	(1,562)	(2,070)	508	(24.5)%
Net income attributable to ACC, Inc. and Subsidiaries common stockholders	$99,061	$115,991	$(16,930)	(14.6)%

Same Store and New Property Operations

We define our same store property portfolio as wholly-owned properties that were owned and operating for both of the full years ended December 31, 2016 and December 31, 2015, which are not conducting or planning to conduct substantial development or redevelopment activities, and are not classified as held for sale as of December 31, 2016. Prior to the third quarter of 2016, we included properties classified as held for sale in our same store property portfolio. We revised the definition of our same store property portfolio during the third quarter of 2016 to exclude such properties in order to better reflect the operating results of our ongoing portfolio.

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

A reconciliation of our same store, new property, and sold/held for sale property operations to our consolidated statements of comprehensive income is set forth below:

	Same Store Properties		New Properties (1)		Sold/Held for Sale Properties (2)		Total - All Properties
	Year Ended December 31,		Year Ended December 31,		Year Ended December 31,		Year Ended December 31,
	2016	2015	2016	2015	2016(3)	2015(4)	2016	2015
Number of properties	113	113	21	12	23	43	157	168
Number of beds	66,993	66,993	11,638	7,738	14,064	26,361	92,695	101,092

Revenues (5)	$576,760	$559,390	$88,399	$38,340	$73,439	$110,288	$738,598	$708,018
Operating expenses	264,054	257,094	36,163	20,775	37,079	53,967	337,296	331,836

(1)
Does not include properties under construction as of December 31, 2016.  Number of properties and number of beds also excludes properties undergoing redevelopment as of December 31, 2015, although the results of operations of those properties are included in new property revenues and operating expenses prior to commencement of redevelopment activities.

(2)	Does not include the allocation of payroll and other administrative costs related to corporate management and oversight.

(3)
Includes 21 wholly-owned properties that were sold during the year ended December 31, 2016 along with one property that was classified as held for sale as of December 31, 2016. One of the properties sold consists of two phases which are counted separately in the property portfolio numbers above. Refer to Note 6 in the accompanying Notes to Consolidated Financial Statements contained in Item 1 for a more detailed discussion of our recent disposition activity.

(4)
Includes the 22 wholly-owned properties, noted above, that were sold or held for sale during the year ended December 31, 2016 and 20 wholly-owned properties that were sold during the year ended December 31, 2015.

(5)	Includes revenues which are reflected as resident services revenue on the accompanying consolidated statements of comprehensive income.

Same Store Properties.  The increase in revenue from our same store properties was primarily due to an increase in average rental rates for the 2015/2016 and 2016/2017 academic years. Average occupancy for the year ended December 31, 2016 remained consistent with the year ended December 31, 2015 at 94.8%. Future revenues will be dependent on our ability to maintain our current leases in effect for the 2016/2017 academic year and our ability to obtain appropriate rental rates and desired occupancy for the 2017/2018 academic year at our various properties.

The increase in operating expenses from our same store properties was primarily due to: (i) an increase in general and administrative costs primarily due to an increase in the allocation of payroll and other administrative costs related to corporate management and oversight; (ii) an increase in property taxes due to higher than anticipated property tax assessments in various markets; (iii) an increase in utilities expense as a result of billing adjustments from utility companies and the implementation of a roommate utility billing program at certain properties; and (iv) additional marketing expenses incurred during the fourth quarter 2016 for marketing activities designed to drive leasing velocity for the upcoming 2017/2018 academic year. We anticipate that operating expenses for our same store property portfolio for 2017 will increase as compared to 2016 as a result of general inflation.

New Property Operations.  Our new properties for the year ended December 31, 2016 are summarized in the table below:

Property	Location	Primary University Served	Beds	Acquisition/Opening Date
Acquisitions:
Park Point	Syracuse, NY	Syracuse University	226	February 2015
1200 West Marshall	Richmond, VA	Virginia Commonwealth University	406	March 2015
8 1/2 Canal Street	Richmond, VA	Virginia Commonwealth University	540	March 2015
Vistas San Marcos	San Marcos, TX	Texas State University	600	March 2015
Crest at Pearl	Austin, TX	University of Texas	343	June 2015
UP at Metroplex	Binghamton, NY	Binghamton University - SUNY	710	June 2015
Stadium Centre	Tallahassee, FL	Florida State University	710	July 2015
University Crossings	Charlotte, NC	University of North Carolina	546	August 2016
U Point	Syracuse, NY	Syracuse University	163	October 2016
		SUBTOTAL - Acquisitions	4,244
Owned Developments:
160 Ross	Auburn, AL	Auburn University	642	August 2015
U Club on Woodward Phase II	Tallahassee, FL	Florida State University	496	August 2015
The Summit at University City	Philadelphia, PA	Drexel University	1,315	September 2015
2125 Franklin	Eugene, OR	University of Oregon	734	September 2015
Currie Hall	Los Angeles, CA	University of Southern California	456	August 2016
Fairview House	Indianapolis, IN	Butler University	633	August 2016
University Pointe	Louisville, KY	University of Louisville	531	August 2016
Merwick Stanworth Phase II	Princeton, NJ	Princeton University	379	September 2016
U Club on 28th	Boulder, CO	University of Colorado	398	August 2016
U Club Sunnyside	Morgantown, WV	West Virginia University	534	August 2016
The Court at Stadium Centre	Tallahassee, FL	Florida State University	260	August 2016
		SUBTOTAL - Owned Developments	6,378
Under Renovation:
University Crossings	Philadelphia, PA	Drexel University	1,016	September 2015
		Total - New Properties	11,638

On-Campus Participating Properties (“OCPP”) Operations

Same Store OCPP Properties. We had five on-campus participating properties containing 5,086 beds which were operating during each of the years ended December 31, 2016 and 2015. Revenues from these properties increased by $1.8 million, from $31.6 million for the year ended December 31, 2015 to $33.4 million for the year ended December 31, 2016. This increase was primarily due to an increase in average rental rates partially offset by a decrease in average occupancy from 78.4% for the year ended December 31, 2015 to 76.6% for the year ended December 31, 2016. Operating expenses at these properties increased by $1.0 million, from $12.4 million for the year ended December 31, 2015 as compared to $13.4 million for the year ended December 31, 2016, primarily due to an increase in utilities as compared to the prior year. Future revenues will be dependent on our ability to maintain our current leases in effect for the 2016/2017 academic year and our ability to obtain appropriate rental rates and desired occupancy for the 2017/2018 academic year. We anticipate that operating expenses for our on-campus participating properties for 2017 will increase slightly as compared to 2016 as a result of general inflation.

Third-Party Development Services Revenue

Third-party development services revenue decreased by approximately $0.4 million, from $5.0 million during the year ended December 31, 2015 to $4.6 million for the year ended December 31, 2016.  This decrease was due to: (i) the closing of bond financing and commencement of construction for the Northeastern Illinois University project in May 2015 and commencement of construction of the Oregon State University - Cascades project in November 2015, both of which contributed a total of $2.5 million of revenue during the year ended December 31, 2015, versus $1.5 million in 2016; and (ii) the completion of construction of the development projects at the University of Toledo, Princeton University and Texas A&M University Corpus Christi, which contributed $2.2 million of revenue in 2015. These decreases were partially offset by the closing of bond financing and commencement of construction of two development projects with the Texas A&M University System at their Corpus Christi and San Antonio campuses during the year ended December 31, 2016.  These two projects contributed approximately $2.3 million in additional revenue in 2016.  In addition, we earned a $0.5 million fee for the performance of various predevelopment activities for the University on Kansas during the year ended December 31, 2016. During the year ended December 31, 2016, we had four projects in progress with an average contractual fee of approximately $1.8 million, as compared to the year ended December 31, 2015 in which we had five projects in progress with an average contractual fee of approximately $2.2 million.

Development services revenues are dependent on our ability to successfully be awarded such projects, the amount of the contractual fee related to the project and the timing and completion of the development and construction of the project. In addition, to the extent projects are completed under budget, we may be entitled to a portion of such savings, which are recognized as revenue when performance has been agreed upon by all parties, or when performance has been verified by an independent third-party. It is possible that projects for which we have deferred pre-development costs will not close and that we will not be reimbursed for such costs. The pre-development costs associated therewith will ordinarily be charged against income for the then-current period. We anticipate third-party development services revenue to increase in 2017 as compared to 2016 as a result of the closing and commencement of additional anticipated third-party development projects. However, the commencement of such projects is highly dependent on final determination of feasibility, negotiation, procurement rules and other applicable law, fluctuations in the construction and financing markets, and the availability of project financing.

Third-Party Management Services Revenue

Third-party management services revenue increased by approximately $0.9 million, from $8.8 million during the year ended December 31, 2015 to $9.7 million for the year ended December 31, 2016.  This increase was primarily a result of revenue earned from newly awarded management contracts, and the recognition of incentive fees from an existing third-party management contract during the year ended December 31, 2016. We anticipate an increase in third-party management services revenue in 2017 as compared to 2016 from new contracts anticipated to be obtained in 2017, which will be slightly offset by the discontinuance of certain management contracts during 2016.

General and Administrative

General and administrative expenses increased by approximately $1.7 million, from $20.8 million during the year ended December 31, 2015 to $22.5 million for the year ended December 31, 2016.  This increase was primarily due to additional expenses incurred in connection with enhancements to our operating system platforms, additional payroll, health care and benefits expense, public company costs and other general inflationary factors. We anticipate general and administrative expenses will increase in 2017 as compared to 2016 due to contractual executive separation and retirement charges to be incurred with regards to the retirement of the Company's Chief Financial Officer, and for the reasons discussed above.

Depreciation and Amortization

Depreciation and amortization increased by approximately $2.6 million, from $208.8 million during the year ended December 31, 2015 to $211.4 million for the year ended December 31, 2016.  This increase was primarily due to the following: (i) a $7.0 million increase related to the completion of construction and opening of four owned development properties in August and September 2015; (ii) a $3.9 million increase related to the completion of construction and opening of seven owned development properties in August and September 2016; (iii) a $3.1 million increase due to property acquisition activity in 2015 and 2016; (iv) a $1.3 million increase due to renovation activities occurring at one of our wholly-owned properties during 2015; (v) a $1.2 million increase in depreciation and amortization at our same store properties; and (vi) a $0.3 increase in depreciation of corporate assets. These increases were offset by a decrease in depreciation and amortization expense of approximately $14.1 million related to the sale of 21 properties in 2016 and 20 properties in 2015. We anticipate depreciation and amortization expense to increase in 2017 as compared to 2016 due to the completion of owned development projects in Fall 2016 and Fall 2017, as well as acquisitions in 2016, offset by property dispositions completed during 2016.

Ground/Facility Leases

Ground/facility leases expense increased by approximately $1.0 million, from $8.2 million during the year ended December 31, 2015 to $9.2 million for the year ended December 31, 2016. This increase was primarily due to ACE development projects that completed construction and opened for operations in Fall 2015 and Fall 2016, as well as an increase in variable lease expense at two other ACE properties as a result of improved rental income. We anticipate ground/facility leases expense to increase in 2017 as compared to 2016, primarily as a result of the timing of new ACE projects being placed into service.

Provision for Real Estate Impairment

During the year ended December 31, 2016, we recorded a loss of approximately $4.9 million related to an impairment charge recognized for a wholly-owned property classified as held for sale as of December 31, 2016. Refer to Note 6 in the accompanying Notes to Consolidated Financial Statements contained in Item 8 for a detailed discussion of our property dispositions.

Interest Income

Interest income increased by approximately $1.1 million, from $4.4 million during the year ended December 31, 2015 to $5.5 million for the year ended December 31, 2016. This increase is primarily due to interest earned on cash proceeds from our February 2016 equity offering. We expect interest income to decrease in 2017 as compared to 2016, primarily as a result of additional interest income earned in 2016 from the investment of excess cash from our February 2016 equity offering, which was used throughout 2016 to fund our wholly-owned development activities.

Interest Expense

Interest expense decreased by approximately $9.1 million, from $87.8 million during the year ended December 31, 2015 to $78.7 million for the year ended December 31, 2016. Interest expense decreased as a result of the following: (i) a decrease of $5.0 million related to the pay-off of mortgage loans during 2015 and 2016; (ii) a decrease of approximately $5.3 million due to the paydown of our revolving credit facility and our $250 million term loan facility (“Term Loan II Facility”) using proceeds from our February 2016 equity offering; (iii) a decrease of approximately $5.1 million related to the disposition of properties with outstanding mortgage debt during 2015 and 2016;  (iv) an increase of $2.6 million in capitalized interest due to the timing and volume of construction activities on our owned development projects during the comparable twelve month periods; (v) a decrease of $1.9 million related to interest paid on our revolving credit facility; and (vi) a decrease of $0.7 million related to lower outstanding balances on our mortgage debt due to continued scheduled principal payments.  These decreases were mostly offset by the following (i) an increase of approximately $10.0 million related to our September 2015 $400 million offering of senior unsecured notes; and (ii) approximately $1.4 million of additional interest related to loans assumed in connection with 2015 property acquisitions.

We anticipate interest expense will decrease in 2017 as compared to 2016 due to the pay-off of mortgage debt in 2016, the disposition of properties with outstanding mortgage debt during 2016, the expected pay-off of outstanding mortgage loans scheduled to mature in 2017 and the pay-off of $200 million of the $350 million term loan facility (“Term Loan I Facility”) in November of 2016 using proceeds from the sale of 19 properties. These decreases will be offset by an increase in borrowings under the Company's revolving credit facility to fund its development pipeline, and additional interest incurred from any offerings of unsecured notes anticipated during 2017.

Amortization of Deferred Financing Costs

Amortization of deferred financing costs increased by approximately $0.9 million, from $5.6 million during the year ended December 31, 2015 to $6.5 million for the year ended December 31, 2016. This increase was primarily due to $1.1 million of accelerated amortization related to the pay-off of our Term Loan II Facility in February 2016. We anticipate amortization of deferred finance costs will decrease in 2017 due to the pay-off of mortgage debt in 2016, the February 2016 pay-off of our Term Loan II Facility, the pay-off of $200 million of our Term Loan I Facility in November of 2016, and property dispositions occurring in 2016.

Gain from Disposition of Real Estate

During the year ended December 31, 2016, we sold 21 wholly-owned properties containing 13,407 beds, resulting in a net gain from disposition of real estate of approximately $21.2 million. During the year ended December 31, 2015, we sold 20 wholly-owned properties containing 12,297 beds, resulting in a net gain from disposition of real estate of approximately $52.7 million. Refer to Note 6 in the accompanying Notes to Consolidated Financial Statements contained in Item 8 for additional details regarding our recent disposition transactions.

Loss from Early Extinguishment of Debt

During the year ended December 31, 2016, we incurred approximately $12.8 million of losses associated with the early pay-off of mortgage loans in connection with the sale of nine wholly-owned properties. During the year ended December 31, 2015, we incurred approximately $1.8 million of losses associated with the early pay-off of mortgage loans in connection with the sale of four wholly-owned properties.

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

Same Store and New Property Operations

Refer to the results of operations discussion for the years ended December 31, 2016 and 2015 for detailed definitions of same store revenues and operating expenses.

A reconciliation of our same store, new property and sold property operations to our consolidated statements of comprehensive income is set forth below:

	Same Store Properties			New Properties (1)		Sold/Held for Sale Properties (2)		Total - All Properties
	Year Ended December 31,			Year Ended December 31,		Year Ended December 31,		Year Ended December 31,
	2015		2014	2015	2014	2015 (3)	2014 (4)	2015	2014
Number of properties	127		127	19	2	22	23	168	152
Number of beds	75,550	(5)	75,570	11,921	1,152	13,621	14,101	101,092	90,823

Revenues (6)	$606,355		$587,067	$73,453	$26,696	$28,210	$79,931	$708,018	$693,694
Operating expenses	282,532		277,085	35,002	11,888	14,302	40,642	331,836	329,615

(1)
Does not include properties under construction as of December 31, 2015.  Number of properties and number of beds also excludes properties undergoing redevelopment as of December 31, 2015, although the results of operations of those properties are included in new property revenues and operating expenses prior to the commencement of redevelopment activities.

(2)	Does not include the allocation of payroll and other administrative costs related to corporate management and oversight.

(3)	Includes two properties classified as held for sale as of December 31, 2015 along with 20 properties sold in 2015.

(4)
Includes the 22 wholly-owned properties, noted above, that were sold or held for sale during the year ended December 31, 2015 and one property sold in 2014. Excludes one property that was sold in February 2014, which is classified within discontinued operations on the accompanying consolidated statements of comprehensive income for the year ended December 31, 2014.

(5)	The difference in number of beds for the comparable periods is due to the sale of one building containing 20 beds at one of our wholly-owned properties in October 2014.

(6)	Includes revenues which are reflected as resident services revenue on the accompanying consolidated statements of comprehensive income.

Same Store Properties.  The increase in revenue from our same store properties was primarily due to an increase in average rental rates for the 2014/2015 and 2015/2016 academic years and an increase in weighted average occupancy from 94.8% during the year ended December 31, 2014 to 95.2% for the year ended December 31, 2015.

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

New Property Operations.  Our new properties for the year ended December 31, 2015 are summarized in the table below:

Property	Location	Primary University Served	Beds	Acquisition/Opening Date
Acquisitions:
The Standard	Athens, GA	University of Georgia	610	October 2014
Park Point	Syracuse, NY	Syracuse University	226	February 2015
1200 West Marshall	Richmond, VA	Virginia Commonwealth University	406	March 2015
8 1/2 Canal Street	Richmond, VA	Virginia Commonwealth University	540	March 2015
Vistas San Marcos	San Marcos, TX	Texas State University	600	March 2015
Crest at Pearl	Austin, TX	University of Texas	343	June 2015
UP at Metroplex	Binghamton, NY	Binghamton University - SUNY	710	June 2015
Stadium Centre	Tallahassee, FL	Florida State University	710	July 2015
		SUBTOTAL - Acquisitions	4,145
Owned Developments:
Merwick Stanworth Phase I	Princeton, NJ	Princeton University	214	June 2014
University Walk	Knoxville, TN	University of Tennessee	526	August 2014
The Plaza on University	Orlando, FL	University of Central Florida	1,313	August 2014
U Club on Frey Phase II	Kennesaw, GA	Kennesaw State University	408	August 2014
U Centre at Northgate	College Station, TX	Texas A&M University	784	August 2014
The Suites Phase II	Flagstaff, AZ	Northern Arizona University	328	August 2014
160 Ross	Auburn, AL	Auburn University	642	August 2015
U Club on Woodward Phase II	Tallahassee, FL	Florida State University	496	August 2015
The Summit at University City	Philadelphia, PA	Drexel University	1,315	September 2015
2125 Franklin	Eugene, OR	University of Oregon	734	September 2015
		SUBTOTAL - Owned Developments	6,760
Under Renovation:
University Crossings (1)	Philadelphia, PA	Drexel University	1,016	September 2015
		Total - New Properties	11,921

(1)
Due to significant ongoing renovation activity in 2015 occurring at University Crossings, revenues decreased from $10.2 million for the year ended December 31, 2014 to $7.2 million for the year ended December 31, 2015, while operating expenses increased slightly to $3.2 million for the year ended December 31, 2015 as compared to $3.0 million for the year ended December 31, 2014.

On-Campus Participating Properties (“OCPP”) Operations

Same Store OCPP Properties. We had four participating properties containing 4,519 beds which were operating during each of the years ended December 31, 2015 and 2014. Revenues from our same store participating properties increased approximately $0.6 million to $27.5 million during year ended December 31, 2015 from $26.9 million for the year ended December 31, 2014. This change was primarily a result of an increase in average rental rates for the 2015/2016 and 2014/2015 academic years partially offset by a decrease in weighted average occupancy from 77.3% for the year ended December 31, 2014 to 76.8% for the year ended December 31, 2015.

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

Provision for Real Estate Impairment

During the year ended December 31, 2014, we recorded a loss of approximately $2.4 million related to an impairment charge recognized prior to the sale of a wholly-owned property in September 2014. Refer to Note 6 in the accompanying Notes to Consolidated Financial Statements contained in Item 8 for a detailed discussion of our property dispositions.

Interest Income

Interest income increased by approximately $0.2 million, from $4.2 million during the year ended December 31, 2014 to $4.4 million during the year ended December 31, 2015. This increase was due to interest income on $57.2 million in loans receivable acquired in April 2013.

Interest Expense

Interest expense decreased by approximately $2.6 million, from $90.4 million during the year ended December 31, 2014 to $87.8 million for the year ended December 31, 2015.  This decrease was a result of the following: (i) an increase of approximately $11.5 million during the year ended December 31, 2015 related to the timing of our two recent offerings of senior unsecured notes which closed in June 2014 and September 2015; (ii) an increase of approximately $1.7 million during the year ended December 31, 2015 related to loans assumed in connection with 2015 property acquisitions; and (iii) an increase of $1.1 million related to the completion of one on-campus participating property in August 2014, which was partially financed with a construction loan. These increases were partially offset by the following: (i) a decrease of approximately $12.8 million during the year ended December 31, 2015 related to the pay-off of mortgage loans during the past two years and the pay-off of our secured agency facility on September 1, 2014; (ii) a decrease of approximately $1.5 million as a result of an increase in capitalized interest due to the timing and volume of construction activities on our owned development projects while our weighted-average cost of capital remained relatively constant; (iii) a $2.3 million decrease as a result of a decrease in borrowings under the Company's revolving credit facility during the year ended December 31, 2015 as compared to the year ended December 31, 2014; and (iv) a $0.3 million decrease due to the refinancing of the Cullen Oaks Phase I and Phase II mortgage loans in February 2014.

Amortization of Deferred Financing Costs

Amortization of deferred financing costs decreased by approximately $0.3 million, from $5.9 million during the year ended December 31, 2014 to $5.6 million for the year ended December 31, 2015.  The decrease was primarily due to a $0.5 million decrease related to the pay-off of mortgage loans during the past two years and a $0.4 million decrease due to the pay-off of our secured agency facility on September 1, 2014. These decreases were partially offset by a $0.5 million increase in deferred financing costs related to the timing of our two recent offerings of senior unsecured notes which closed in June 2014 and September 2015, respectively.

Gain (Loss) from Disposition of Real Estate

During the year ended December 31, 2015, we sold 20 wholly-owned properties containing 12,297 beds, resulting in a net gain from disposition of real estate of approximately $52.7 million. During the year ended December 31, 2014, we sold one building containing 20 beds, one property containing 480 beds, and two land parcels for a net loss on disposition of real estate of approximately $0.4 million. Refer to Note 6 in the accompanying Notes to Consolidated Financial Statements contained in Item 8 for additional details regarding our recent disposition transactions.

Loss from Early Extinguishment of Debt

During the year ended December 31, 2015, we incurred approximately $1.8 million of losses associated with the early pay-off of four mortgage loans in connection with the sale of four wholly-owned properties.

Other Nonoperating Income

During the years ended December 31, 2015 and 2014, we recognized gains on insurance settlement of approximately $0.4 and $0.2 million related to a fire that occurred at one of our wholly-owned properties in July 2014. The gain represents insurance proceeds received in excess of the net book value of the property written off as a result of damage caused by the fire.

Discontinued Operations

Discontinued operations on the accompanying consolidated statements of comprehensive income for the year ended December 31, 2014 includes Hawks Landing, a wholly-owned property that was sold in February 2014 for a net gain of $2.8 million. The disposition of Hawks Landing was not subject to the new accounting guidance for discontinued operations because it was classified as held for sale as of December 31, 2013. Refer to Note 6 in the accompanying Notes to Consolidated Financial Statements contained in Item 8 for additional details.

Liquidity and Capital Resources

Cash Balances and Cash Flows

As of December 31, 2016, excluding our on-campus participating properties, we had $32.3 million in cash and cash equivalents and restricted cash as compared to $38.2 million in cash and cash equivalents and restricted cash as of December 31, 2015.  Restricted cash primarily consists of escrow accounts held by lenders and resident security deposits, as required by law in certain states, and funds held in escrow in connection with potential acquisition and development opportunities.  The following discussion relates to changes in cash due to operating, investing and financing activities, which are presented in our consolidated statements of cash flows included in Item 8 herein.

Operating Activities: For the year ended December 31, 2016, net cash provided by operating activities was approximately $308.1 million, as compared to approximately $263.8 million for the year ended December 31, 2015, an increase of approximately $44.3 million.  This increase in cash flows was due to the timing of collections of our student accounts receivable, as well as operating cash flows provided by property acquisitions in 2015, the completion of construction and opening of seven owned development projects in the third quarter of 2016, and the completion of four owned development projects in 2015, which more than offset the decrease in operating cash flows related to the sale of 41 properties during 2015 and 2016.

Investing Activities:  Investing activities utilized approximately $31.6 million and $239.5 million for the years ended December 31, 2016 and 2015, respectively.  The $207.9 million decrease in cash utilized in investing activities was primarily a result of the following: (i) a $188.5 million decrease in cash paid for property acquisitions due to the acquisition of eight wholly-owned properties during the year ended December 31, 2015, as compared to the acquisition of two in-process development properties and two wholly-owned operating properties during the year ended December 31, 2016; (ii) a $144.1 million increase in proceeds from the disposition of wholly-owned properties and land parcels, as we sold 20 properties during the year ended December 31, 2015, as compared to 21 properties during the year ended December 31, 2016; (iii) a $49.1 million decrease in cash paid to acquire undeveloped land parcels; (iv) a $35.2 million decrease in cash used to fund capital expenditures at our wholly-owned properties; and (v) a $12.0 million decrease in cash used during the year ended December 31, 2016 related to escrow deposits made on future acquisition opportunities. The decreases in cash used in investing activities described above were partially offset by: (i) a $204.5 million increase in cash used to fund the construction of our wholly-owned development properties, related to the timing of construction commencement and completion of our owned development pipeline; (ii) a $6.7 million increase in cash used for investment in direct financing leases related to the construction of a child care facility and a multi-purpose space at two ACE projects that are being subleased by the universities; (iii) a $6.2 million increase in cash used to increase ownership in a consolidated subsidiary during the year ended December 31, 2016; (iv) $2.3 million in net proceeds from loans receivable in 2015; and (v) a $1.0 million decrease in cash used to fund capital reserves.

Financing Activities: Financing activities utilized approximately $271.1 million and $32.7 million during the years ended December 31, 2016 and 2015, respectively.  The $238.4 million increase in cash used in financing activities was primarily a result of the following: (i) $399.2 million provided by the issuance of unsecured notes in September 2015; (ii) $250.0 million related to the pay-off of our Term Loan II Facility in February 2016; (iii) $200.0 million related to the pay-off of a portion of the Term Loan I Facility in November 2016; (iv) a $133.7 million increase in cash used to pay-off mortgage debt, including defeasance costs, during the comparable twelve month periods; and (v) a $40.2 million increase in distributions to common and restricted stockholders. These increases in cash used in financing activities described above were partially offset by the following: (i) a $569.7 million increase in net proceeds from the sale of common stock, related to our equity offering in February 2016 and the issuance of common stock under our ATM Equity Program; (ii) a $204.0 million decrease in 2016 in net cash used related to our revolving credit facility, as we had net proceeds from our revolving credit facility during the twelve months ended December 31, 2016 as compared to net paydowns on out revolving credit facility in 2015; (iii) a $4.2 million increase in borrowings under construction loans; (iv) a $3.9 million decrease related to the redemption of common units in 2015; and (v) a $3.5 million decrease in payments of debt issuance costs.

Liquidity Needs, Sources and Uses of Capital

As of December 31, 2016, our short-term liquidity needs included, but were not limited to, the following: (i) anticipated distribution payments to our common and restricted stockholders totaling approximately $223.5 million based on an assumed annual cash distribution of $1.68 per share and based on the number of our shares outstanding as of December 31, 2016; (ii) anticipated distribution payments to our Operating Partnership unitholders totaling approximately $1.9 million based on an assumed annual distribution of $1.68 per common unit and a cumulative preferential per annum cash distribution rate of 5.99% on our Preferred OP Units based on the number of units outstanding as of December 31, 2016; (iii) the pay-off of approximately $27.3 million of outstanding fixed rate mortgage debt scheduled to mature during the next 12 months as well as approximately $13.1 million of scheduled debt principal payments; (iv) estimated development costs over the next 12 months totaling approximately $385.6 million for our wholly-owned properties currently under construction; (v) funds for other development projects scheduled to commence construction during the next 12 months; and (vi) potential future property or land acquisitions, including mezzanine financed developments.

We expect to meet our short-term liquidity requirements by (i) borrowing under our existing unsecured credit facility; (ii) accessing the unsecured bond market; (iii) exercising debt extension options to the extent they are available; (iv) issuing securities, including common stock, under our ATM Equity Program discussed more fully in Note 11 in the accompanying Notes to Consolidated Financial Statements contained in Item 8, or otherwise; (v) potentially disposing of properties depending on market conditions; and (vi) utilizing current cash on hand and net cash provided by operations. Our ability to obtain additional financing will depend on a variety of factors such as market conditions, the general availability of credit, the overall availability of credit to the real estate industry, our credit ratings and credit capacity, as well as the perception of lenders regarding our long or short-term financial prospects.

As discussed in Note 19 in the accompanying Notes to Consolidated Financial Statements contained in Item 8, in January 2017, the company amended and expanded its senior unsecured revolving credit facility, increasing the facility size to $700 million and extending the maturity date to March 15, 2022. The amended facility has an accordion feature that allows the company to expand the facility by up to an additional $500 million, subject to the satisfaction of certain conditions. Borrowing rates under the credit facility float at a margin over LIBOR plus an annual facility fee with spreads reflecting current market terms which are more favorable than those contained in the prior facility. Both the margin and the facility fee are priced on a grid that is tied to the company’s credit rating. Based on the company’s current Baa2/BBB rating, the annual facility fee is 20 basis points and the LIBOR margin is 100 basis points, a reduction of 10 basis points.

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

Indebtedness

A summary of our consolidated indebtedness as of December 31, 2016 is as follows. Refer to Note 10 in the accompanying Notes to Consolidated Financial Statements contained in Item 8 for a detailed discussion of our indebtedness.

	Amount (1)	% of Total	Weighted Average Rates (2)	Weighted Average Maturities
Secured	$665,174	31.5%	4.87%	5.9 Years
Unsecured	1,449,300	68.5%	3.48%	5.3 Years
Total consolidated debt	$2,114,474	100.0%	3.91%	5.5 Years

Fixed rate debt
Secured
Project-based taxable bonds	$33,870	1.6%	7.58%	7.8 Years
Mortgage	631,304	29.9%	4.72%	5.8 Years
Unsecured
April 2013 Notes	400,000	18.9%	3.75%	6.3 Years
June 2014 Notes	400,000	18.9%	4.13%	7.5 Years
September 2015 Notes	400,000	18.9%	3.35%	3.8 Years
Term loan	150,000	7.1%	1.97%	4.1 Years
Total - fixed rate debt	2,015,174	95.3%	4.01%	5.8 Years

Variable rate debt:
Unsecured revolving credit facility	99,300	4.7%	2.02%	1.2 Years
Total consolidated debt	$2,114,474	100.0%	3.91%	5.5 Years

(1)	Excludes deferred financing costs, original issue discounts (“OID”s), and debt premiums and discounts.

(2)	Represents stated interest rate and does not include the effect of the amortization of deferred financing costs, debt premiums and discounts, OIDs, and interest rate swap terminations.

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

On January 25, 2017, we declared a distribution of $0.42 per share, which was paid on February 17, 2017 to all common stockholders of record as of February 6, 2017.  At the same time, the Operating Partnership paid an equivalent amount per unit to holders of Common Units, as well as the quarterly cumulative preferential distribution to holders of Series A Preferred Units.

Capital Expenditures

We distinguish between the following five categories of capital expenditures:

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

Non-recurring and other capital expenditures represent the addition of features or amenities that did not exist at the property but were deemed necessary to remain competitive within a specific market. This category also includes items considered extraordinary in nature.

Disposition-related capital expenditures represent capital improvements at properties disposed of during all years presented.

Additionally, we are required by certain of our lenders to contribute amounts to reserves for capital repairs and improvements at our mortgaged properties, which may exceed the amount of capital expenditures actually incurred by us during those periods.

Capital expenditures at our wholly-owned properties are set forth below:

	As of and for the Year Ended December 31,
	2016	2015		2014
Recurring capital expenditures	$16,438	$14,528		$12,121
Acquisition-related	8,763	19,158		26,380
Renovations and strategic repositioning	16,886	45,625	(1)	14,600	(1)
Non-recurring and other	14,353	4,309		6,967
Disposition-related (2)	5,147	13,212		17,004
Total	$61,587	$96,832		$77,072

Average beds (3)	76,835	72,171		65,951
Average recurring capital expenditures per bed	$214	$201		$184

(1)	Includes renovation costs incurred at University Crossings and The Castilian.
(2) Includes capital expenditures for 21 wholly-owned properties sold in 2016, 20 wholly-owned properties sold in 2015, and two wholly-owned properties sold in 2014. Historical capital expenditures for these properties have been reclassified for all periods presented.
(3) Does not include beds related to the disposed properties discussed above.

Pre-Development Expenditures

 Our third-party and owned development activities have historically required us to fund pre-development expenditures such as architectural fees, permits and deposits.  The closing and/or commencement of construction of these development projects is subject to a number of risks such as our inability to obtain financing on favorable terms and delays or refusals in obtaining necessary zoning, land use, building, and other required governmental permits and authorizations  As such, we cannot always predict accurately the liquidity needs of these activities.  We frequently incur these pre-development expenditures before a financing commitment and/or required permits and authorizations have been obtained.  Accordingly, we bear the risk of the loss of these pre-development expenditures if financing cannot ultimately be arranged on acceptable terms or we are unable to successfully obtain the required permits and authorizations.  Historically, our third-party and owned development projects have been successfully structured and financed; however, these developments have at times been delayed beyond the period initially scheduled, causing revenue to be recognized in later periods.  As of December 31, 2016, we had deferred approximately $9.2 million in pre-development costs related to third-party and owned development projects that have not yet commenced construction.

Contractual Obligations

The following table summarizes our contractual obligations for the next five years and thereafter as of December 31, 2016:

	Total	2017	2018	2019	2020	2021	Thereafter
Long-term debt (1)	$2,114,474	$40,356	$272,953	$13,036	$455,046	$382,147	$950,936
Interest on long-term debt (2)	434,971	80,911	73,899	70,518	65,112	44,755	99,776
Development projects (3)	458,224	385,640	72,584	—	—	—	—
Ground/facility lease obligations (4)	360,003	6,299	6,984	7,511	7,640	7,655	323,914
Operating lease obligations (5)	6,208	1,372	1,328	1,301	1,285	922	—
Pre-sale contract (6)	42,600	—	42,600	—	—	—	—
	$3,416,480	$514,578	$470,348	$92,366	$529,083	$435,479	$1,374,626

(1)
Amounts include aggregate principal payments only and assumes we do not exercise extension options available to us on our unsecured credit facility, which is more fully discussed in Note 10 in the accompanying Notes to Consolidated Financial Statements contained in Item 8.

(2)
Amounts include interest expected to be incurred on our secured and unsecured debt based on obligations outstanding at December 31, 2016. For variable rate debt, the current rate in effect for the most recent payment through December 31, 2016 is assumed to be in effect through the respective maturity date of each instrument.

(3)
Consists of the completion costs related to thirteen owned development projects under construction as of December 31, 2016 which will be funded entirely by us and are scheduled to be completed between August 2017 and August 2018.  We have entered into contracts with general contractors for certain phases of the construction of these projects.  However, these contracts do not generally cover all of the costs that are necessary to place these properties into service, including the cost of furniture and marketing and leasing costs.  The unfunded commitments presented include all such costs, not only those costs that we are obligated to fund under the construction contracts.

(4)
Includes minimum annual lease payments under ground/facility lease agreements entered into with university systems and other third parties. Refer to Note 15 in the accompanying Notes to Consolidated Financial Statements contained in Item 8 for a more detailed discussion of our ground/facility leases.

(5)
Includes operating leases related to corporate office space and equipment.  Refer to Note 15 in the accompanying Notes to Consolidated Financial Statements contained in Item 8 for a more detailed discussion of our operating leases.

(6)
In December 2016, the Company entered into a pre-sale agreement to purchase The Edge at Stadium Centre, a property which is anticipated to be completed in August 2018 for $42.6 million. Estimated project cost includes purchase price of $40.5 million and $2.1 million of elected upgrades and transaction costs, (see Note 5 and Note 16 in the accompanying Notes to Consolidated Financial Statements contained in Item 8).

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

We also believe it is meaningful to present a measure we refer to as FFO-Modified, or FFOM, which reflects certain adjustments related to the economic performance of our on-campus participating properties, and the elimination of property acquisition costs, contractual executive separation and retirement charges and other non-cash items, as we determine in good faith.  Under our participating ground leases, we and the participating university systems each receive 50% of the properties’ net cash available for distribution after payment of operating expenses, debt service (which includes significant amounts towards repayment of principal) and capital expenditures.  A substantial portion of our revenues attributable to these properties is reflective of cash that is required to be used for capital expenditures and for the amortization of applicable property indebtedness. These amounts do not increase our economic interest in these properties or otherwise benefit us since our interest in the properties terminates upon the repayment of the applicable property indebtedness.  Therefore, unlike the ownership of our wholly-owned properties, the unique features of

our ownership interest in our on-campus participating properties cause the value of these properties to diminish over time.   For example, since the ground/facility leases under which we operate the participating properties require the reinvestment from operations of specified amounts for capital expenditures and for the repayment of debt while our interest in these properties terminates upon the repayment of the debt, such capital expenditures do not increase the value of the property to us and mortgage debt amortization only increases the equity of the ground lessor. Accordingly, we believe it is meaningful to modify FFO to exclude the operations of our on-campus participating properties and to consider their impact on our performance by including only that portion of our revenues from those properties that are reflective of our share of net cash flow and the management fees that we receive, both of which increase and decrease with the operating performance of the properties.  This narrower measure of performance measures our profitability for these properties in a manner that is similar to the measure of our profitability from our services business where we similarly incur no initial or ongoing capital investment in a property and derive only consequential benefits from capital expenditures and debt amortization. We believe, however, that this narrower measure of performance is inappropriate in traditional real estate ownership structures where debt amortization and capital expenditures enhance the property owner’s long-term profitability from its investment.

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

The following table presents a reconciliation of our net income attributable to common shareholders to FFO and FFOM:

	Year Ended December 31,
	2016	2015	2014
Net income attributable to ACC, Inc. and Subsidiaries common stockholders	$99,061	$115,991	$62,839
Noncontrolling interests	1,562	2,070	1,265
Gain from disposition of real estate	(21,197)	(52,699)	(2,475)
Elimination of provision for real estate impairment (1)	4,895	—	2,443
Real estate related depreciation and amortization	208,276	206,019	195,158
Funds from operations (“FFO”) attributable to common stockholders and OP unitholders	292,597	271,381	259,230

Elimination of operations of on-campus participating properties:
Net income from on-campus participating properties	(5,194)	(4,236)	(3,933)
Amortization of investment in on-campus participating properties	(7,343)	(7,034)	(5,688)
	280,060	260,111	249,609
Modifications to reflect operational performance of on-campus participating properties:
Our share of net cash flow (2)	2,964	3,118	2,721
Management fees	1,503	1,424	1,289
On-campus participating properties development fees (3)	—	—	1,070
Impact of on-campus participating properties	4,467	4,542	5,080

Property acquisition costs	326	2,836	705
Impact of University Walk (pre-sale agreement)(4)	—	—	(323)
Elimination of loss from early extinguishment of debt (5)	12,841	1,770	—
Funds from operations – modified (“FFOM”) attributable to common stockholders and OP unitholders	$297,694	$269,259	$255,071

FFO per share – diluted	$2.23	$2.38	$2.42

FFOM per share – diluted	$2.27	$2.36	$2.38

Weighted average common shares outstanding - diluted	131,340,992	114,141,997	107,036,208

(1)
Represents impairment charges recorded for The Province - Dayton (a property that was classified as held for sale as of December 31, 2016), The Enclave (a property that was sold in September 2014), and a land parcel donated to a municipality in October 2014.

(2)
50% of the properties’ net cash available for distribution after payment of operating expenses, debt service (including repayment of principal) and capital expenditures. Represents actual cash received for the year-to-date periods, which is included in ground/facility leases expense in the consolidated statements of comprehensive income.

(3)	Represents development and construction management fees related to the West Virginia University on-campus participating property, which completed construction in August 2014.

(4)
University Walk is a property that was subject to a pre-sale agreement and was purchased in January 2015. The property was consolidated for financial reporting purposes prior to its acquisition. However, as we did not benefit from the net cash flow from operations prior to our purchase, we have excluded the operations of this property from FFOM in 2014.

(5)
Represents losses associated with the early pay-off of mortgage loans for four properties sold during the year ended December 31, 2015 and nine properties sold during the year ended December 31, 2016. Such costs are excluded from gains from disposition of real estate reported in accordance with GAAP. However, we view the losses from early extinguishment of debt associated with the sales of real estate as an incremental cost of the sale transactions because we extinguished the debt in connection with the consummation of the sale transactions and we had no intent to extinguish the debt absent such transactions. We believe that adjusting FFOM to exclude these losses more appropriately reflects the results of our operations exclusive of the impact of our disposition transactions.

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

The table below provides information about our assets and our liabilities sensitive to changes in interest rates as of December 31, 2016 and 2015:

	December 31, 2016				December 31, 2015
	Amount (in 000s)	Weighted Average Maturity (in years)	Weighted Average Interest Rate	% of Total	Amount (in 000s)	Weighted Average Maturity (in years)	Weighted Average Interest Rate	% of Total
Fixed rate debt	$1,766,590	6.1 Years	4.22%	83.5%	$2,151,141	6.3 Years	4.49%	73.7%
Variable rate debt (1)	99,300	1.2 Years	2.02%	4.7%	318,900	3.0 Years	1.78%	10.9%
Hedged debt (2)	248,584	3.4 Years	2.51%	11.8%	449,587	1.6 Years	2.60%	15.4%
Total consolidated debt	$2,114,474	5.5 Years	3.91%	100.0%	$2,919,628	5.2 Years	3.89%	100.0%

(1)
In January 2017, the Company increased the size of its existing unsecured revolving credit facility to $700 million and extended the maturity date from March 2018 to March 2022. See Note 19 in the accompanying Notes to Consolidated Financial Statements contained in Item 8 for further discussion.

(2)
Includes a $150 million and $350 million outstanding balance on one of our unsecured term loans as of December 31, 2016 and 2015, respectively, and mortgage loans with an outstanding balance totaling $98.6 million and $99.6 million as of December 31, 2016 and 2015, respectively, which are effectively fixed by the use of interest rate swaps. In January 2017, the interest rate swap on the $150 million unsecured term loan expired and the term loan became classified as variable rate debt.

For fixed rate debt, interest rate changes affect the fair market value but do not impact net income attributable to common shareholders or cash flows.  Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact net income attributable to common shareholders and cash flows, assuming other factors are held constant.  Holding other variables constant (such as debt levels), a one percentage point variance in interest rates (100 basis points) would change the unrealized fair market value of the fixed rate debt by approximately $214.8 million.  Holding all other variables constant, the net income attributable to common shareholders and cash flow impact on the next year resulting from a one percentage point variance in interest rates on $249.3 million of floating rate debt, which includes the $150 million term loan that became variable upon expiration of the interest rate swap in January 2017, would be approximately $2.5 million.

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

The following table summarizes the notional amount, carrying value, and estimated fair value of the Company's derivative instruments used to hedge interest rates as of December 31, 2016:

				Estimated Carrying Value
Hedged Debt Instrument	Notional Amount	Maturity Date	Carrying and Estimated Fair Value	+ 100 Basis Points	- 100 Basis Points
Cullen Oaks mortgage loan	$14,219	February 15, 2021	$(329)	$183	$(853)
Cullen Oaks mortgage loan	14,365	February 15, 2021	(333)	185	(862)
Term Loan I Facility (1)	125,000	January 2, 2017	(2)	(2)	(2)
Term Loan I Facility (1)	25,000	January 2, 2017	—	—	—
Park Point mortgage loan	70,000	October 5, 2018	(435)	718	(1,567)
Total cash flow hedges	$248,584		$(1,099)	$1,084	$(3,284)

(1)	In January 2017 the interest rate swap expired and the Company’s term loan became classified as variable rate debt.

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

Our management conducted the required assessment of the effectiveness of our internal control over financial reporting as of December 31, 2016.  Based upon this assessment, our management believes that our internal control over financial reporting is effective as of December 31, 2016.  Ernst & Young LLP, an independent registered public accounting firm, has issued an attestation report regarding the effectiveness of our internal control over financial reporting, which is included herein.

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

The Operating Partnership conducted the required assessment of the effectiveness of its internal control over financial reporting as of December 31, 2016.  Based upon this assessment, our management believes that our internal control over financial reporting is effective as of December 31, 2016.  Ernst & Young LLP, an independent registered public accounting firm, has issued an attestation report regarding the effectiveness of the Operating Partnership’s internal control over financial reporting, which is included herein.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Information with respect to this Item 10 is incorporated by reference from our Proxy Statement, which we intend to file on or before March 31, 2017 in connection with the Annual Meeting of Stockholders to be held May 4, 2017.

Item 11.  Executive Compensation

Information with respect to this Item 11 is incorporated by reference from our Proxy Statement, which we intend to file on or before March 31, 2017 in connection with the Annual Meeting of Stockholders to be held May 4, 2017.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information pertaining to security ownership of management and certain beneficial owners of the Company’s common stock with respect to this Item 12 is incorporated by reference from our Proxy Statement, which we intend to file on or before March 31, 2017 in connection with the Annual Meeting of Stockholders to be held May 4, 2017, to the extent not set forth below.

The Company maintains the American Campus Communities, Inc. 2010 Incentive Award Plan (the “2010 Plan”), as discussed in more detail in Note 12 in the accompanying Notes to Consolidated Financial Statements in Item 8.

As of December 31, 2016, the total units and shares issued under the 2010 Plan were as follows:

	# of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	# of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders	872,879	(1)	n/a	715,272
Equity Compensation Plans Not Approved by Security Holders	n/a		n/a	n/a

(1)	Consists of restricted stock awards granted to executive officers and certain employees and common units of limited partnership interest in the Operating Partnership.

Item 13.  Certain Relationships, Related Transactions and Director Independence

Information with respect to this Item 13 is incorporated by reference from our Proxy Statement, which we intend to file on or before March 31, 2017 in connection with the Annual Meeting of Stockholders to be held May 4, 2017.

Item 14.  Principal Accountant Fees and Services

Information with respect to this Item 14 is incorporated by reference from our Proxy Statement, which we intend to file on or before March 31, 2017 in connection with the Annual Meeting of Stockholders to be held May 4, 2017.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)  Financial Statements

The following consolidated financial information is included as a separate section of this Annual Report on Form 10-K:

Page No.
Report of Independent Registered Public Accounting Firm (American Campus Communities, Inc.)	F-1
Report of Independent Registered Public Accounting Firm (American Campus Communities Operating Partnership, L.P.)	F-2
Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting (American Campus Communities, Inc.)	F-3
Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting (American Campus Communities Operating Partnership, L.P.)	F-4
Consolidated Financial Statements of American Campus Communities, Inc. and Subsidiaries
Consolidated Balance Sheets as of December 31, 2016 and 2015	F-5
Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, 2015 and 2014	F-6
Consolidated Statements of Changes in Equity for the years ended December 31, 2016, 2015 and 2014	F-7
Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014	F-8
Consolidated Financial Statements of American Campus Communities Operating Partnership, L.P. and Subsidiaries
Consolidated Balance Sheets as of December 31, 2016 and 2015	F-10
Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, 2015 and 2014	F-11
Consolidated Statements of Changes in Capital for the years ended December 31, 2016, 2015 and 2014	F-12
Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014	F-13
Notes to Consolidated Financial Statements of American Campus Communities, Inc. and Subsidiaries and American Campus Communities Operating Partnership, L.P. and Subsidiaries	F-14

(b)  Exhibits

Exhibit Number	Description of Document

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

10.15
Fourth Amendment to Employment Agreement, dated as of January 10, 2017, between American Campus Communities, Inc. and William C. Bayless, Jr. Incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) and American Campus Communities Operating Partnership LP (File No. 333-181102-01) filed on January 10, 2017.

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

10.19
Third Amendment to Employment Agreement, dated as of December 2, 2013, between James C. Hopke, Jr. and American Campus Communities, Inc. Incorporated by reference to Exhibit 99.4 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) and American Campus Communities Operating Partnership LP (File No. 333-181102-01) filed on December 5, 2013.

10.20
Fourth Amendment to Employment Agreement, dated as of May 20, 2014, between American Campus Communities, Inc. and James C. Hopke, Jr. Incorporated by reference to Exhibit 99.3 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) and American Campus Communities Operating Partnership LP (File No. 333-181102-01) filed on May 23, 2014.

10.21
Fifth Amendment to Employment Agreement, dated as of January 10, 2017, between American Campus Communities, Inc. and James C. Hopke, Jr. Incorporated by reference to Exhibit 99.3 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) and American Campus Communities Operating Partnership LP (File No. 333-181102-01) filed on January 10, 2017.

10.22
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

10.24
Separation Agreement and Mutual General Release, dated as of January 10, 2017, between American Campus Communities, Inc. and Jonathan A. Graf. Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) and American Campus Communities Operating Partnership LP (File No. 333-181102-01) filed on January 10, 2017.

10.25
Employment Agreement, dated as of May 4, 2011, between William W. Talbot and American Campus Communities, Inc. Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) and American Campus Communities Operating Partnership LP (File No. 333-181102-01) filed on March 21, 2013.

10.26
First Amendment to Employment Agreement, dated as of November 2, 2012, between William W. Talbot and American Campus Communities, Inc. Incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) and American Campus Communities Operating Partnership LP (File No. 333-181102-01) filed on March 21, 2013.

10.27
Employment Agreement, dated as of May 4, 2011, between Daniel B. Perry and American Campus Communities, Inc. Incorporated by reference to Exhibit 10.24 to Annual Report on Form 10-K of American Campus Communities, Inc. (File No. 001-32265) and American Campus Communities Operating Partnership LP (File No. (File No. 333-181102-01) for the year ended December 31, 2014.

10.28
First Amendment to Employment Agreement, dated as of November 2, 2012, between Daniel B. Perry and American Campus Communities, Inc. Incorporated by reference to Exhibit 10.25 to Annual Report on Form 10-K of American Campus Communities, Inc. (File No. 001-32265) and American Campus Communities Operating Partnership LP (File No. (File No. 333-181102-01) for the year ended December 31, 2014.

10.29
Second Amendment to Employment Agreement, dated as of January 10, 2017, between American Campus Communities, Inc. and Daniel B. Perry. Incorporated by reference to Exhibit 99.4 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) and American Campus Communities Operating Partnership LP (File No. 333-181102-01) filed on January 10, 2017.

10.30
Form of Confidentiality and Noncompetition Agreement. Incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-11 (Registration No. 333-114813) of American Campus Communities, Inc.

10.31
Fifth Amended and Restated Credit Agreement, dated as of January 11, 2017, among American Campus Communities Operating Partnership LP, as Borrower; American Campus Communities, Inc., as Parent Guarantor; any Additional Guarantors (as defined therein) acceding thereto pursuant to Section 7.05 thereof; the banks, financial institutions and other lenders listed on the signature pages thereof as the Initial Lenders, Initial Issuing Bank and Swing Line Bank; KeyBank National Association, as Administrative Agent; KeyBanc Capital Markets Inc., J.P. Morgan Securities LLC and Capital One National Association, as Joint Lead Arrangers; JPMorgan Chase Bank, N.A. and Capital One National Association, as Co-Syndication Agents; and Bank of America, N.A., U.S. Bank National Association and Compass Bank, as Co-Documentation Agents. Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) and American Campus Communities Operating Partnership LP (File No. 333-181102-01) filed on January 11, 2017.

10.32
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

10.34
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

10.35
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

10.36
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

10.37
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

10.38
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

10.39
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

10.40
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

Dated:	March 1, 2017

AMERICAN CAMPUS COMMUNITIES, INC.

By:	/s/ William C. Bayless, Jr.

William C. Bayless, Jr. Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	March 1, 2017

AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P.
By: American Campus Communities Holdings, LLC, its general partner By: American Campus Communities, Inc., its sole member

By:	/s/ William C. Bayless, Jr.

William C. Bayless, Jr. Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ William C. Bayless, Jr.	Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2017
William C. Bayless, Jr.

/s/ Jonathan A. Graf	Executive Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer)	March 1, 2017
Jonathan A. Graf

/s/ Kim K. Voss	Executive Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 1, 2017
Kim K. Voss

/s/ Edward Lowenthal	Chairman of the Board of Directors	March 1, 2017
Edward Lowenthal

/s/ William Blakeley Chandlee III	Director	March 1, 2017
William Blakeley Chandlee III

/s/ G. Steven Dawson	Director	March 1, 2017
G. Steven Dawson

/s/ Cydney C. Donnell	Director	March 1, 2017
Cydney Donnell

/s/ Dennis G. Lopez	Director	March 1, 2017
Dennis G. Lopez

/s/ Oliver Luck	Director	March 1, 2017
Oliver Luck

/s/ C. Patrick Oles, Jr.	Director	March 1, 2017
C. Patrick Oles, Jr.

/s/ Winston W. Walker	Director	March 1, 2017
Winston W. Walker

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of American Campus Communities, Inc. and Subsidiaries
We have audited the accompanying consolidated balance sheets of American Campus Communities, Inc. and Subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Campus Communities, Inc. and Subsidiaries at December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 10 to the consolidated financial statements, the Company changed its method for presenting debt issuance costs effective January 1, 2016.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), American Campus Communities, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 1, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Austin, Texas
March 1, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Partners of American Campus Communities Operating Partnership, L.P. and Subsidiaries
We have audited the accompanying consolidated balance sheets of American Campus Communities Operating Partnership, L.P. and Subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of comprehensive income, changes in capital, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Campus Communities Operating Partnership, L.P. and Subsidiaries at December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 10 to the consolidated financial statements, the Company changed its method for presenting debt issuance costs effective January 1, 2016.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), American Campus Communities Operating Partnership, L.P. and Subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 1, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Austin, Texas
March 1, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of American Campus Communities, Inc. and Subsidiaries
We have audited American Campus Communities, Inc. and Subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). American Campus Communities, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, American Campus Communities, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of American Campus Communities, Inc. and Subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2016 of American Campus Communities, Inc. and Subsidiaries, and our report dated March 1, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Austin, Texas
March 1, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Partners of American Campus Communities Operating Partnership, L.P. and Subsidiaries
We have audited American Campus Communities Operating Partnership, L.P. and Subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). American Campus Communities Operating Partnership, L.P. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, American Campus Communities Operating Partnership, L.P. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of American Campus Communities Operating Partnership, L.P. and Subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of comprehensive income, changes in capital, and cash flows for each of the three years in the period ended December 31, 2016 of American Campus Communities Operating Partnership, L.P. and Subsidiaries, and our report dated March 1, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Austin, Texas
March 1, 2017

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31, 2016	December 31, 2015
Assets

Investments in real estate:
Wholly-owned properties, net	$5,427,014	$5,522,271
Wholly-owned properties held for sale	25,350	55,354
On-campus participating properties, net	85,797	90,129
Investments in real estate, net	5,538,161	5,667,754

Cash and cash equivalents	22,140	16,659
Restricted cash	24,817	33,675
Student contracts receivable, net	8,428	18,475
Other assets	272,367	269,685

Total assets	$5,865,913	$6,006,248

Liabilities and equity

Liabilities:
Secured mortgage, construction and bond debt	$688,195	$1,094,962
Unsecured notes	1,188,737	1,186,700
Unsecured term loans	149,065	597,719
Unsecured revolving credit facility	99,300	68,900
Accounts payable and accrued expenses	76,614	71,988
Other liabilities	158,437	144,811
Total liabilities	2,360,348	3,165,080

Commitments and contingencies (Note 16)

Redeemable noncontrolling interests	55,078	59,511

Equity:
American Campus Communities, Inc. and Subsidiaries stockholders’ equity:
Common stock, $0.01 par value, 800,000,000 shares authorized, 132,225,488 and 112,350,877 shares issued and outstanding at December 31, 2016 and December 31, 2015, respectively	1,322	1,124
Additional paid in capital	4,118,842	3,325,806
Treasury stock, at cost, 20,181 and 10,155 shares at December 31, 2016 and December 31, 2015, respectively	(975)	(403)
Accumulated earnings and dividends	(670,137)	(550,501)
Accumulated other comprehensive loss	(4,067)	(5,830)
Total American Campus Communities, Inc. and Subsidiaries stockholders’ equity	3,444,985	2,770,196
Noncontrolling interests – partially owned properties	5,502	11,461
Total equity	3,450,487	2,781,657

Total liabilities and equity	$5,865,913	$6,006,248

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except share and per share data)

	Year Ended December 31,
	2016	2015	2014
Revenues:
Wholly-owned properties	$735,392	$704,909	$690,582
On-campus participating properties	33,433	31,586	28,534
Third-party development services	4,606	4,964	4,018
Third-party management services	9,724	8,813	7,669
Resident services	3,206	3,109	3,112
Total revenues	786,361	753,381	733,915

Operating expenses:
Wholly-owned properties	337,296	331,836	329,615
On-campus participating properties	13,447	12,437	11,290
Third-party development and management services	14,533	14,346	12,008
General and administrative	22,493	20,838	18,681
Depreciation and amortization	211,387	208,788	197,495
Ground/facility leases	9,167	8,232	7,397
Provision for real estate impairment	4,895	—	2,443
Total operating expenses	613,218	596,477	578,929

Operating income	173,143	156,904	154,986

Nonoperating income and (expenses):
Interest income	5,481	4,421	4,168
Interest expense	(78,687)	(87,789)	(90,362)
Amortization of deferred financing costs	(6,520)	(5,550)	(5,918)
Gain (loss) from disposition of real estate	21,197	52,699	(368)
Loss from early extinguishment of debt	(12,841)	(1,770)	—
Other nonoperating income	—	388	186
Total nonoperating expenses	(71,370)	(37,601)	(92,294)

Income before income taxes and discontinued operations	101,773	119,303	62,692
Income tax provision	(1,150)	(1,242)	(1,308)
Income from continuing operations	100,623	118,061	61,384
Discontinued operations:
Loss attributable to discontinued operations	—	—	(123)
Gain from disposition of real estate	—	—	2,843
Total discontinued operations	—	—	2,720
Net income	100,623	118,061	64,104
Net income attributable to noncontrolling interests
Redeemable noncontrolling interests	(1,106)	(1,458)	(913)
Partially owned properties	(456)	(612)	(352)
Net income attributable to noncontrolling interests	(1,562)	(2,070)	(1,265)
Net income attributable to ACC, Inc. and Subsidiaries common stockholders	$99,061	$115,991	$62,839
Other comprehensive income (loss)
Change in fair value of interest rate swaps and other	1,763	464	(4,859)
Comprehensive income	$100,824	$116,455	$57,980
Income per share attributable to ACC, Inc. and Subsidiaries common stockholders – basic
Income from continuing operations per share	$0.76	$1.03	$0.56
Net income per share	$0.76	$1.03	$0.59
Income per share attributable to ACC, Inc. and Subsidiaries common stockholders – diluted
Income from continuing operations per share	$0.75	$1.02	$0.56
Net income per share	$0.75	$1.02	$0.58
Weighted-average common shares outstanding:
Basic	129,228,748	111,987,361	105,032,155
Diluted	130,018,729	114,032,222	105,711,420

Distributions declared per common share	$1.66	$1.58	$1.50

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands, except share data)

	Common Shares	Par Value of Common Shares	Additional Paid in Capital	Treasury Stock	Treasury Stock at Cost	Accumulated Earnings and Dividends	Accumulated Other Comprehensive Loss	Noncontrolling Interests - Partially Owned Properties	Total
Equity, December 31, 2013	104,782,817	1,043	3,017,631	—	—	(392,338)	(1,435)	5,664	2,630,565
Adjustments to reflect redeemable noncontrolling interests at fair value	—	—	(8,200)	—	—	—	—	—	(8,200)
Amortization of restricted stock awards	—	—	6,816	—	—	—	—	—	6,816
Vesting of restricted stock awards and restricted stock units	133,910	6	(2,004)	—	—	—	—	—	(1,998)
Distributions to common and restricted stockholders	—	—	—	—	—	(158,487)	—	—	(158,487)
Distributions to noncontrolling interests - partially owned properties	—	—	—	—	—	—	—	(287)	(287)
Conversion of common and preferred operating partnership units to common stock	52,269	1	601	—	—	—	—	—	602
Net proceeds from sale of common stock	2,206,240	22	87,696	—	—	—	—	—	87,718
Change in fair value of interest rate swaps and other	—	—	—	—	—	—	(4,859)	—	(4,859)
Amortization of interest rate swap terminations	—	—	—	—	—	—	222	—	222
Net income	—	—	—	—	—	62,839	—	352	63,191
Equity, December 31, 2014	107,175,236	1,072	3,102,540	—	—	(487,986)	(6,072)	5,729	2,615,283
Adjustments to reflect redeemable noncontrolling interests at fair value	—	—	4,462	—	—	—	—	—	4,462
Amortization of restricted stock awards	—	—	7,505	—	—	—	—	—	7,505
Vesting of restricted stock awards and restricted stock units	122,502	1	(1,743)	10,155	(403)	—	—	—	(2,145)
Distributions to common and restricted stockholders	—	—	—	—	—	(178,506)	—	—	(178,506)
Distributions to noncontrolling interests - partially owned properties	—	—	—	—	—	—	—	(635)	(635)
Increase in ownership of consolidated subsidiary	—	—	435	—	—	—	—	(1,500)	(1,065)
Contributions by noncontrolling partners	—	—	—	—	—	—	—	7,255	7,255
Conversion of common and preferred operating partnership units to common stock	119,474	2	3,034	—	—	—	—	—	3,036
Redemption of common units for cash	—	—	(3,061)	—	—	—	—	—	(3,061)
Net proceeds from sale of common stock	4,933,665	49	212,634	—	—	—	—	—	212,683
Change in fair value of interest rate swaps and other	—	—	—	—	—	—	(170)	—	(170)
Amortization of interest rate swap terminations	—	—	—	—	—	—	412	—	412
Net income	—	—	—	—	—	115,991	—	612	116,603
Equity, December 31, 2015	112,350,877	1,124	3,325,806	10,155	(403)	(550,501)	(5,830)	11,461	2,781,657
Adjustments to reflect redeemable noncontrolling interests at fair value	—	—	(7,937)	—	—	—	—	—	(7,937)
Amortization of restricted stock awards	—	—	9,316	—	—	—	—	—	9,316
Vesting of restricted stock awards and restricted stock units	132,850	1	(1,679)	10,026	(572)	—	—	—	(2,250)
Distributions to common and restricted stockholders	—	—	—	—	—	(218,697)	—	—	(218,697)
Distributions to noncontrolling interests - partially owned properties	—	—	—	—	—	—	—	(376)	(376)
Increase in ownership of consolidated subsidiary	—	—	—	—	—	—	—	(7,311)	(7,311)
Contributions by noncontrolling partners	—	—	—	—	—	—	—	1,272	1,272
Conversion of common and preferred operating partnership units to common stock	312,761	3	11,289	—	—	—	—	—	11,292
Net proceeds from sale of common stock	19,429,000	194	782,047	—	—	—	—	—	782,241
Change in fair value of interest rate swaps and other	—	—	—	—	—	—	1,350	—	1,350
Amortization of interest rate swap terminations	—	—	—	—	—	—	413	—	413
Net income	—	—	—	—	—	99,061	—	456	99,517
Equity, December 31, 2016	132,225,488	$1,322	$4,118,842	20,181	$(975)	$(670,137)	$(4,067)	$5,502	$3,450,487

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2016	2015	2014
Operating activities
Net income	$100,623	$118,061	$64,104
Adjustments to reconcile net income to net cash provided by operating activities:
Gain from disposition of real estate	(21,197)	(52,699)	(2,475)
Gain from insurance settlement	—	(388)	(186)
Loss from early extinguishment of debt	12,841	1,770	—
Provision for real estate impairment	4,895	—	2,443
Depreciation and amortization	211,387	208,788	197,542
Amortization of deferred financing costs and debt premiums/discounts	(5,145)	(6,280)	(6,769)
Share-based compensation	10,043	8,161	7,164
Income tax provision	1,150	1,242	1,308
Amortization of interest rate swap terminations and other	613	412	222
Changes in operating assets and liabilities:
Restricted cash	2,032	1,656	1,507
Student contracts receivable, net	8,709	(9,397)	(959)
Other assets	(15,905)	(23,475)	(12,632)
Accounts payable and accrued expenses	(83)	(1,201)	3,798
Other liabilities	(1,874)	17,136	7,176
Net cash provided by operating activities	308,089	263,786	262,243

Investing activities
Proceeds from disposition of properties and land parcels	571,424	427,304	10,101
Cash paid for property acquisitions	(102,804)	(291,352)	(74,641)
Cash paid for land acquisitions	(856)	(49,927)	(3,627)
Capital expenditures for wholly-owned properties	(61,587)	(96,832)	(77,072)
Investments in wholly-owned properties under development	(424,139)	(219,636)	(257,177)
Capital expenditures for on-campus participating properties	(2,944)	(2,943)	(1,953)
Investment in on-campus participating property under development	—	—	(27,668)
Investment in direct financing lease, net	(6,650)	—	—
Investment in loans receivable	—	(5,176)	—
Proceeds from loans receivable	—	7,483	2,984
Change in restricted cash related to capital reserves	1,918	2,955	1,623
Decrease (increase) in escrow deposits for real estate investments	4,991	(7,033)	894
Proceeds from insurance settlement	—	388	758
Increase in ownership of consolidated subsidiary	(7,254)	(1,065)	—
Purchase of corporate furniture, fixtures and equipment	(3,655)	(3,621)	(3,457)
Net cash used in investing activities	(31,556)	(239,455)	(429,235)

Financing activities
Proceeds from unsecured notes	—	399,244	399,444
Proceeds from sale of common stock	816,065	216,666	89,317
Offering costs	(32,923)	(3,250)	(1,340)
Pay-off of mortgage and construction loans	(374,971)	(263,361)	(178,002)
Pay-off of unsecured term loans	(600,000)	—	—
Proceeds from unsecured term loans	150,000	—	—
Proceeds from revolving credit facility	376,000	720,200	615,900
Paydowns of revolving credit facility	(345,600)	(893,800)	(611,850)
Proceeds from construction loans	4,454	258	28,109
Scheduled principal payments on debt	(15,120)	(14,450)	(16,015)
Defeasance costs of early extinguishment of debt	(23,827)	(1,770)	—
Debt issuance and assumption costs	(831)	(4,330)	(5,021)
Termination of interest rate swaps	(108)	—	(4,122)
Taxes paid on net-share settlements	(2,977)	(2,800)	(2,345)
Distributions to common and restricted stockholders	(218,697)	(178,506)	(158,487)
Distributions to noncontrolling partners	(2,517)	(2,964)	(2,285)
Redemption of common units for cash	—	(3,871)	—
Net cash (used in) provided by financing activities	(271,052)	(32,734)	153,303
Net change in cash and cash equivalents	5,481	(8,403)	(13,689)
Cash and cash equivalents at beginning of period	16,659	25,062	38,751
Cash and cash equivalents at end of period	$22,140	$16,659	$25,062

	Year Ended December 31,
	2016	2015	2014
Supplemental disclosure of non-cash investing and financing activities
Loans assumed in connection with property acquisitions	$—	$(69,423)	$—
Issuance of common units in connection with property acquisitions	$—	$(14,182)	$—
Conversion of common and preferred operating partnership units to common stock	$11,292	$3,036	$602
Change in accrued construction in progress	$20,734	$5,720	$3,996
Change in fair value of derivative instruments, net	$1,150	$(170)	$(740)
Change in fair value of redeemable noncontrolling interests	$(7,937)	$4,462	$(8,200)

Supplemental disclosure of cash flow information
Interest paid	$92,502	$89,336	$113,251
Income taxes paid	$1,094	$1,078	$1,066

 See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)

	December 31, 2016	December 31, 2015
Assets

Investments in real estate:
Wholly-owned properties, net	$5,427,014	$5,522,271
Wholly-owned properties held for sale	25,350	55,354
On-campus participating properties, net	85,797	90,129
Investments in real estate, net	5,538,161	5,667,754

Cash and cash equivalents	22,140	16,659
Restricted cash	24,817	33,675
Student contracts receivable, net	8,428	18,475
Other assets	272,367	269,685

Total assets	$5,865,913	$6,006,248

Liabilities and capital

Liabilities:
Secured mortgage, construction and bond debt	$688,195	$1,094,962
Unsecured notes	1,188,737	1,186,700
Unsecured term loans	149,065	597,719
Unsecured revolving credit facility	99,300	68,900
Accounts payable and accrued expenses	76,614	71,988
Other liabilities	158,437	144,811
Total liabilities	2,360,348	3,165,080

Commitments and contingencies (Note 16)

Redeemable limited partners	55,078	59,511

Capital:
Partners’ capital:
General partner - 12,222 OP units outstanding at both December 31, 2016 and December 31, 2015	82	93
Limited partner - 132,233,447 and 112,348,810 OP units outstanding at December 31, 2016 and December 31, 2015, respectively	3,448,970	2,775,933
Accumulated other comprehensive loss	(4,067)	(5,830)
Total partners’ capital	3,444,985	2,770,196
Noncontrolling interests – partially owned properties	5,502	11,461
Total capital	3,450,487	2,781,657

Total liabilities and capital	$5,865,913	$6,006,248

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except unit and per unit data)

	Year Ended December 31,
	2016	2015	2014
Revenues:
Wholly-owned properties	$735,392	$704,909	$690,582
On-campus participating properties	33,433	31,586	28,534
Third-party development services	4,606	4,964	4,018
Third-party management services	9,724	8,813	7,669
Resident services	3,206	3,109	3,112
Total revenues	786,361	753,381	733,915

Operating expenses:
Wholly-owned properties	337,296	331,836	329,615
On-campus participating properties	13,447	12,437	11,290
Third-party development and management services	14,533	14,346	12,008
General and administrative	22,493	20,838	18,681
Depreciation and amortization	211,387	208,788	197,495
Ground/facility leases	9,167	8,232	7,397
Provision for real estate impairment	4,895	—	2,443
Total operating expenses	613,218	596,477	578,929

Operating income	173,143	156,904	154,986

Nonoperating income and (expenses):
Interest income	5,481	4,421	4,168
Interest expense	(78,687)	(87,789)	(90,362)
Amortization of deferred financing costs	(6,520)	(5,550)	(5,918)
Gain (loss) from disposition of real estate	21,197	52,699	(368)
Loss from early extinguishment of debt	(12,841)	(1,770)	—
Other nonoperating income	—	388	186
Total nonoperating expenses	(71,370)	(37,601)	(92,294)

Income before income taxes and discontinued operations	101,773	119,303	62,692
Income tax provision	(1,150)	(1,242)	(1,308)
Income from continuing operations	100,623	118,061	61,384
Discontinued operations:
Loss attributable to discontinued operations	—	—	(123)
Gain from disposition of real estate	—	—	2,843
Total discontinued operations	—	—	2,720
Net income	100,623	118,061	64,104
Net income attributable to noncontrolling interests – partially owned properties	(456)	(612)	(352)
Net income attributable to American Campus Communities Operating Partnership, L.P.	100,167	117,449	63,752
Series A preferred units distributions	(146)	(176)	(178)
Net income available to common unitholders	$100,021	$117,273	$63,574
Other comprehensive income (loss)
Change in fair value of interest rate swaps and other	1,763	464	(4,859)
Comprehensive income	$101,784	$117,737	$58,715
Net income per unit attributable to common unitholders – basic
Net income from continuing operations per unit	$0.76	$1.03	$0.56
Net income per unit	$0.76	$1.03	$0.59
Net income per unit attributable to common unitholders – diluted
Net income from continuing operations per unit	$0.75	$1.02	$0.56
Net income per unit	$0.75	$1.02	$0.58
Weighted-average common units outstanding:
Basic	130,460,248	113,351,242	106,245,664
Diluted	131,250,229	114,032,222	106,924,929

Distributions declared per Common Unit	$1.66	$1.58	$1.50

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL
(in thousands, except unit data)

					Accumulated	Noncontrolling
	General Partner		Limited Partner		Other	Interests –
	Units	Amount	Units	Amount	Comprehensive Loss	Partially Owned Properties	Total
Capital as of December 31, 2013	12,222	$111	104,770,595	$2,626,225	$(1,435)	$5,664	$2,630,565
Adjustments to reflect redeemable limited partners’ interest at fair value	—	—	—	(8,200)	—	—	(8,200)
Amortization of restricted stock awards	—	—	—	6,816	—	—	6,816
Vesting of restricted stock awards and restricted stock units	—	—	133,910	(1,998)	—	—	(1,998)
Distributions	—	(18)	—	(158,469)	—	—	(158,487)
Distributions to noncontrolling interests - partially owned properties	—	—	—	—	—	(287)	(287)
Conversion of common and preferred operating partnership units to common stock	—	—	52,269	602	—	—	602
Issuance of units in exchange for contributions of equity offering proceeds	—	—	2,206,240	87,718	—	—	87,718
Change in fair value of interest rate swaps and other	—	—	—	—	(4,859)	—	(4,859)
Amortization of interest rate swap termination	—	—	—	—	222	—	222
Net income	—	7	—	62,832	—	352	63,191
Capital as of December 31, 2014	12,222	100	107,163,014	2,615,526	(6,072)	5,729	2,615,283
Adjustments to reflect redeemable limited partners’ interest at fair value	—	—	—	4,462	—	—	4,462
Amortization of restricted stock awards	—	—	—	7,505	—	—	7,505
Vesting of restricted stock awards and restricted stock units	—	—	132,657	(2,145)	—	—	(2,145)
Distributions	—	(19)	—	(178,487)	—	—	(178,506)
Distributions to noncontrolling interests - partially owned properties	—	—	—	—	—	(635)	(635)
Increase in ownership of consolidated subsidiary	—	—	—	435	—	(1,500)	(1,065)
Contributions by noncontrolling partners	—	—	—	—	—	7,255	7,255
Conversion of common and preferred operating partnership units to common stock	—	—	119,474	3,036	—	—	3,036
Redemption of common units for cash	—	—	—	(3,061)	—	—	(3,061)
Issuance of units in exchange for contributions of equity offering proceeds	—	—	4,933,665	212,683	—	—	212,683
Change in fair value of interest rate swaps and other	—	—	—	—	(170)	—	(170)
Amortization of interest rate swap terminations	—	—	—	—	412	—	412
Net income	—	12	—	115,979	—	612	116,603
Capital as of December 31, 2015	12,222	93	112,348,810	2,775,933	(5,830)	11,461	2,781,657
Adjustments to reflect redeemable limited partners’ interest at fair value	—	—	—	(7,937)	—	—	(7,937)
Amortization of restricted stock awards	—	—	—	9,316	—	—	9,316
Vesting of restricted stock awards and restricted stock units	—	—	142,876	(2,250)	—	—	(2,250)
Distributions	—	(20)	—	(218,677)	—	—	(218,697)
Distributions to noncontrolling interests - partially owned properties	—	—	—	—	—	(376)	(376)
Increase in ownership of consolidated subsidiary	—	—	—		—	(7,311)	(7,311)
Contributions by noncontrolling partners	—	—	—	—	—	1,272	1,272
Conversion of common and preferred operating partnership units to common stock	—	—	312,761	11,292	—	—	11,292
Issuance of units in exchange for contributions of equity offering proceeds	—	—	19,429,000	782,241	—	—	782,241
Change in fair value of interest rate swaps and other	—	—	—	—	1,350	—	1,350
Amortization of interest rate swap terminations	—	—	—	—	413	—	413
Net income	—	9	—	99,052	—	456	99,517
Capital as of December 31, 2016	12,222	$82	132,233,447	$3,448,970	$(4,067)	$5,502	$3,450,487

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2016	2015	2014
Operating activities
Net income	$100,623	$118,061	$64,104
Adjustments to reconcile net income to net cash provided by operating activities:
Gain from disposition of real estate	(21,197)	(52,699)	(2,475)
Gain from insurance settlement	—	(388)	(186)
Loss from early extinguishment of debt	12,841	1,770	—
Provision for real estate impairment	4,895	—	2,443
Depreciation and amortization	211,387	208,788	197,542
Amortization of deferred financing costs and debt premiums/discounts	(5,145)	(6,280)	(6,769)
Share-based compensation	10,043	8,161	7,164
Income tax provision	1,150	1,242	1,308
Amortization of interest rate swap terminations and other	613	412	222
Changes in operating assets and liabilities:
Restricted cash	2,032	1,656	1,507
Student contracts receivable, net	8,709	(9,397)	(959)
Other assets	(15,905)	(23,475)	(12,632)
Accounts payable and accrued expenses	(83)	(1,201)	3,798
Other liabilities	(1,874)	17,136	7,176
Net cash provided by operating activities	308,089	263,786	262,243

Investing activities
Proceeds from disposition of properties and land parcels	571,424	427,304	10,101
Cash paid for property acquisitions	(102,804)	(291,352)	(74,641)
Cash paid for land acquisitions	(856)	(49,927)	(3,627)
Capital expenditures for wholly-owned properties	(61,587)	(96,832)	(77,072)
Investments in wholly-owned properties under development	(424,139)	(219,636)	(257,177)
Capital expenditures for on-campus participating properties	(2,944)	(2,943)	(1,953)
Investment in on-campus participating property under development	—	—	(27,668)
Investment in direct financing lease, net	(6,650)	—	—
Investment in loans receivable	—	(5,176)	—
Proceeds from loans receivable	—	7,483	2,984
Change in restricted cash related to capital reserves	1,918	2,955	1,623
Decrease (increase) in escrow deposits for real estate investments	4,991	(7,033)	894
Proceeds from insurance settlement	—	388	758
Increase in ownership of consolidated subsidiary	(7,254)	(1,065)	—
Purchase of corporate furniture, fixtures and equipment	(3,655)	(3,621)	(3,457)
Net cash used in investing activities	(31,556)	(239,455)	(429,235)

Financing activities
Proceeds from unsecured notes	—	399,244	399,444
Proceeds from issuance of common units in exchange for contributions, net	783,142	213,416	87,977
Pay-off of mortgage and construction loans	(374,971)	(263,361)	(178,002)
Pay-off of unsecured term loan	(600,000)	—	—
Proceeds from unsecured term loans	150,000	—	—
Proceeds from revolving credit facility	376,000	720,200	615,900
Paydowns of revolving credit facility	(345,600)	(893,800)	(611,850)
Proceeds from construction loans	4,454	258	28,109
Scheduled principal payments on debt	(15,120)	(14,450)	(16,015)
Defeasance costs of early extinguishment of debt	(23,827)	(1,770)	—
Debt issuance and assumption costs	(831)	(4,330)	(5,021)
Termination of interest rate swaps	(108)	—	(4,122)
Taxes paid on net-share settlements	(2,977)	(2,800)	(2,345)
Distributions paid on unvested restricted stock awards	(1,338)	(1,086)	(1,076)
Distributions paid to common and preferred unitholders	(219,500)	(179,749)	(159,409)
Distributions paid to noncontrolling partners – partially owned properties	(376)	(635)	(287)
Redemption of common units for cash	—	(3,871)	—
Net cash (used in) provided by financing activities	(271,052)	(32,734)	153,303
Net change in cash and cash equivalents	5,481	(8,403)	(13,689)
Cash and cash equivalents at beginning of period	16,659	25,062	38,751
Cash and cash equivalents at end of period	$22,140	$16,659	$25,062
Supplemental disclosure of non-cash investing and financing activities
Loans assumed in connection with property acquisitions	$—	$(69,423)	$—
Issuance of common units in connection with property acquisitions	$—	$(14,182)	$—
Conversion of common and preferred operating partnership units to common stock	$11,292	$3,036	$602
Change in accrued construction in progress	$20,734	$5,720	$3,996
Change in fair value of derivative instruments, net	$1,150	$(170)	$(740)
Change in fair value of redeemable noncontrolling interests	$(7,937)	$4,462	$(8,200)
Supplemental disclosure of cash flow information
Interest paid	$92,502	$89,336	$113,251
Income taxes paid	$1,094	$1,078	$1,066

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

The general partner of ACCOP is American Campus Communities Holdings, LLC (“ACC Holdings”), an entity that is wholly-owned by ACC.  As of December 31, 2016, ACC Holdings held an ownership interest in ACCOP of less than 1%. The limited partners of ACCOP are ACC and other limited partners consisting of current and former members of management and nonaffiliated third parties.  As of December 31, 2016, ACC owned an approximate 99.2% limited partnership interest in ACCOP.  As the sole member of the general partner of ACCOP, ACC has exclusive control of ACCOP’s day-to-day management.  Management operates ACC and ACCOP as one business.  The management of ACC consists of the same members as the management of ACCOP.  ACC consolidates ACCOP for financial reporting purposes, and ACC does not have significant assets other than its investment in ACCOP.  Therefore, the assets and liabilities of ACC and ACCOP are the same on their respective financial statements.  References to the “Company” means collectively ACC, ACCOP and those entities/subsidiaries owned or controlled by ACC and/or ACCOP.  References to the “Operating Partnership” mean collectively ACCOP and those entities/subsidiaries owned or controlled by ACCOP.  Unless otherwise indicated, the accompanying Notes to the Consolidated Financial Statements apply to both the Company and the Operating Partnership.

As of December 31, 2016, the Company's property portfolio contained 154 properties with approximately 95,200 beds.  The Company's property portfolio consisted of 121 owned off-campus student housing properties that are in close proximity to colleges and universities, 28 American Campus Equity (“ACE®”) properties operated under ground/facility leases with thirteen university systems and five on-campus participating properties operated under ground/facility leases with the related university systems.  Of the 154 properties, fourteen were under development as of December 31, 2016, and when completed will consist of a total of approximately 10,800 beds.  Our communities contain modern housing units and are supported by a resident assistant system and other student-oriented programming, with many offering resort-style amenities.

Through one of ACC’s taxable REIT subsidiaries (“TRSs”), the Company also provides construction management and development services, primarily for student housing properties owned by colleges and universities, charitable foundations, and others.  As of December 31, 2016, also through one of ACC’s TRSs, the Company provided third-party management and leasing services for 49 properties that represented approximately 36,800 beds.  Third-party management and leasing services are typically provided pursuant to management contracts that have initial terms that range from one to five years.  As of December 31, 2016, the Company's total owned and third-party managed portfolio included 203 properties with approximately 132,000 beds.

2.     Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements, presented in U.S. dollars, are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities as of the date of the financial statements, and revenue and expenses during the reporting periods. The Company's actual results could differ from those estimates and assumptions. All material intercompany transactions among consolidated entities have been eliminated. All dollar amounts in the tables herein, except share, per share, unit and per unit amounts, are stated in thousands unless otherwise indicated.

Recently Issued Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2017-1 (“ASU 2017-1”), “Business Combinations: Clarifying the Definition of a Business.” The amendments in this guidance clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The guidance is effective for public business entities for fiscal years beginning

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted only for previously unreported transactions. The Company plans to adopt ASU 2017-1 as of January 1, 2017 and expects that most property acquisitions will be accounted for as asset acquisitions, and as a result, most transaction costs will be capitalized rather than expensed.

In November 2016, the FASB issued Accounting Standards Update 2016-18 (“ASU 2016-18”), “Statement of Cash Flows: Restricted Cash.” The amendments in this update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The guidance is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently assessing whether ASU 2016-18 will have a material effect on its consolidated statements of cash flows.

In August 2016, the FASB issued Accounting Standards Update 2016-15 (“ASU 2016-15”), “Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments.” The amendments in this update provide guidance on eight specific cash flow issues where there is diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The guidance is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently assessing whether ASU 2016-15 will have a material effect on its consolidated statements of cash flows.

In June 2016, the FASB issued Accounting Standards Update 2016-13 (“ASU 2016-13”), “Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments.” The standard requires entities to estimate a lifetime expected credit loss for most financial assets, including trade and other receivables, held-to-maturity debt securities, loans and other financial instruments, and to present the net amount of the financial instrument expected to be collected. The guidance is effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption for the fiscal years beginning after December 15, 2018 is permitted. The Company is currently assessing whether ASU 2016-13 will have a material effect on its consolidated financial statements and related disclosures.

In March 2016, the FASB issued Accounting Standards Update 2016-05 (“ASU 2016-05”), “Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships.” The amendments in this guidance clarify that a change in the counterparty to a derivative instrument that has been designated as a hedging instrument under Topic 815 does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met. The guidance is effective for public business entities for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted. The Company plans to adopt ASU 2016-05 as of January 1, 2017 and does not expect it to have a material impact on its consolidated financial statements.

In February 2016, the FASB issued Accounting Standards Update 2016-02 (“ASU 2016-02”), “Leases: Amendments to the FASB Accounting Standards Codification.” ASU 2016-02 amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. With the adoption of ASU 2016-02, certain executory costs, recoveries and other components of revenue currently accounted for as lease components could be considered non-lease components subject to ASU 2014-09. The new standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The guidance is effective for public business entities for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted. The Company plans to adopt ASU 2016-02 as of January 1, 2019. While the Company is still evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures, it expects to recognize right-of-use assets and related lease liabilities on its consolidated balance sheets related to ground leases under which it is the lessee.

In May 2014, the FASB issued Accounting Standards Update 2014-09 (“ASU 2014-09”), “Revenue From Contracts With Customers”.  ASU 2014-09 provides a single comprehensive revenue recognition model for contracts with customers (excluding certain contracts, such as lease contracts) to improve comparability within industries.  ASU 2014-09 requires an entity to recognize revenue to reflect the transfer of goods or services to customers at an amount the entity expects to be paid in exchange for those goods and services and provide enhanced disclosures, all to provide more comprehensive guidance for transactions such as service revenue and contract modifications. Subsequent to the issuance of ASU 2014-09, the FASB has issued multiple Accounting Standards Updates clarifying multiple aspects of the new revenue recognition standard, which include the deferral of the effective date by one year, and additional guidance for partial sales of non-financial assets.  ASU 2014-09, as amended by subsequent

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounting Standards Updates, is effective for public entities for interim and annual periods beginning after December 15, 2017 and may be applied using either a full retrospective or modified retrospective approach upon adoption.

The Company is currently evaluating each of its revenue streams to identify any differences in the timing, measurement or presentation of revenue recognition under the new standard, as well as evaluating methods of adoption. The Company does not expect the adoption of this standard to have a significant impact on its consolidated financial statements, as a substantial portion of its revenue consists of rental income from leasing arrangements, which is specifically excluded from ASU 2014-09, and will be evaluated with the adoption of the lease accounting standard, ASU 2016-02, discussed above. Additionally, the Company currently does not anticipate a material impact to its consolidated financial statements for property dispositions given the simplicity of the Company’s historical disposition transactions. The Company anticipates the primary effects of the new standard will be associated with the Company’s non-leasing revenue streams, which represent less than 5% of consolidated total revenues.

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

On January 1, 2016, the Company adopted Accounting Standards Update 2015-03 (“ASU 2015-03”), “Simplifying the Presentation of Debt Issuance Costs.”  The impact of adopting ASU 2015-03 on the Company’s consolidated financial statements was the reclassification of deferred financing costs previously included in “other assets” to “secured mortgage, construction and bond debt”, “unsecured notes” and “unsecured term loans” within its consolidated balance sheets for all periods presented (see Note 10).  Other than these reclassifications, the adoption of ASU 2015-03 did not have an impact on the Company’s consolidated financial statements.

On January 1, 2016, the Company adopted Accounting Standards Update 2015-02 (“ASU 2015-02”), “Amendments to the Consolidation Analysis.”  The new guidance changed the analysis a reporting entity must perform to determine whether it should consolidate certain types of legal entities.  The guidance did not amend the existing disclosure requirements for Variable Interest Entities (“VIEs”) or voting interest model entities.  The guidance, however, modified the requirements to qualify under the voting interest model and eliminated the presumption that a general partner should consolidate a limited partnership.  Under the revised guidance, ACCOP was determined to be a VIE.  As ACCOP was already included in the consolidated financial statements of the Company, the identification of this entity as a VIE had no impact on its consolidated financial statements.  There were no other legal entities qualifying under the scope of the revised guidance that were consolidated as a result of the adoption of this guidance.

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

Project costs directly associated with the development and construction of an owned real estate project, which include interest, property taxes, and amortization of deferred finance costs, are capitalized as construction in progress.  Upon completion of the project, costs are transferred into the applicable asset category and depreciation commences.  Interest totaling approximately $12.3 million, $9.6 million and $8.8 million was capitalized during the years ended December 31, 2016, 2015 and 2014, respectively.

Management assesses whether there has been an impairment in the value of the Company’s investments in real estate whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Impairment is recognized when estimated expected future undiscounted cash flows are less than the carrying value of the property, or when a property meets the criteria to be classified as held for sale, at which time an impairment charge is recognized for any excess of the carrying value of the property over the expected net proceeds from the disposal.  The estimation of expected future net cash flows is inherently uncertain and relies on assumptions regarding current and future economics and market conditions.  If such conditions change, then an adjustment to the carrying value of the Company’s long-lived assets could occur in the future period in which the conditions change.  To the extent that a property is impaired, the excess of the carrying amount of the property over its estimated fair value is charged to earnings. The Company believes that there were no impairments of the carrying values of its investments in real estate as of December 31, 2016, other than an impairment charge recorded for one property classified as held for sale as of December 31, 2016 (see Note 6).

The Company allocates the purchase price of acquired properties to net tangible and identified intangible assets based on relative fair values.  Fair value estimates are based on information obtained from a number of sources, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property, the Company's own analysis of recently acquired and existing comparable properties in the Company's portfolio, and other market data.  Information obtained about each property as a result of due diligence, marketing and leasing activities is also considered.  The value allocated to land is generally based on the actual purchase price if acquired separately, or market research/comparables if acquired as part of an existing operating property.  The value allocated to building is based on the fair value determined on an “as-if vacant” basis, which is estimated using a replacement cost approach that relies upon assumptions that the Company believes are consistent with current market conditions for similar properties. The value allocated to furniture, fixtures, and equipment is based on an estimate of the fair value of the appliances and fixtures inside the units. The Company has determined these estimates to have been primarily based upon unobservable inputs and therefore are considered to be Level 3 inputs within the fair value hierarchy.

The Company records the acquisition of undeveloped land parcels and properties under development that do not meet the accounting criteria to be accounted for as business combinations at the purchase price paid and capitalizes the associated acquisition costs.

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

Concurrent with this classification, the asset is recorded at the lower of cost or fair value less estimated selling costs, and depreciation ceases. As discussed in more detail in Note 6, concurrent with the classification of one of the Company's wholly-owned properties as held for sale, the Company reduced the property's carrying amount to its estimated fair value less estimated selling costs which resulted in an impairment charge.

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

Owned On-Campus Properties

Under its ACE program, the Company, as lessee, has entered into ground/facility lease agreements with thirteen university systems to finance, construct, and manage 28 student housing properties.  Six properties were under construction as of December 31, 2016 with three scheduled to open for occupancy in Fall 2017 and three in Fall 2018.  The terms of the leases, including extension options, range from 30 to 90 years, and the lessor has title to the land and generally any improvements placed thereon.  The Company’s involvement in construction requires the lessor’s post construction ownership of the improvements to be treated as a sale with a subsequent leaseback by the Company.  However, these sale-leaseback transactions do not qualify for sale-leaseback accounting because of the Company’s continuing involvement in the constructed assets.  As a result of the Company’s continuing involvement, these leases are accounted for by the deposit method, in which the assets subject to the ground/facility leases are reflected at historical cost, less amortization, and the financing obligations are reflected at the terms of the underlying financing.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.  The Company maintains cash balances in various banks.  At times, the Company’s balances may exceed the amount insured by the FDIC.  As the Company only uses money-centered financial institutions, the Company does not believe it is exposed to any significant credit risk related to its cash and cash equivalents.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Cash

Restricted cash consists of funds held in trust and invested in low risk investments, generally consisting of government backed securities, as permitted by the indentures of trusts, which were established in connection with three bond issues for the Company's on-campus participating properties.  Additionally, restricted cash includes escrow accounts held by lenders and resident security deposits, as required by law in certain states.  Restricted cash also consists of escrow deposits made in connection with potential property acquisitions and development opportunities.  These escrow deposits are invested in interest-bearing accounts at federally-insured banks.  Realized and unrealized gains and losses are not material for the periods presented.

Loans Receivable

Loans held for investment are intended to be held to maturity and, accordingly, are carried at cost, net of unamortized loan purchase discounts, and net of an allowance for loan losses when such loan is deemed to be impaired.  Loan purchase discounts are amortized over the term of the loan.  The unamortized discount on the loans receivable was $2.8 million and $3.0 million as of December 31, 2016 and 2015, respectively. The Company considers a loan impaired when, based upon current information and events, it is probable that it will be unable to collect all amounts due for both principal and interest according to the contractual terms of the loan agreement.  Management’s estimate of the collectability of principal and interest payments under the Company’s loans receivable from CaPFA Capital Corp. 2000F (“CaPFA”), which mature in December 2040 and carry a balance, net of discount, of approximately $58.5 million and $57.2 million as of December 31, 2016 and 2015, respectively, are highly dependent on the future operating performance of the properties securing the loans.  As future economic conditions and/or market conditions at the properties change, management will continue to evaluate the collectability of such amounts. The Company believes there were no impairments of the carrying value of its loans receivable as of December 31, 2016. Loans receivable are included in other assets on the accompanying consolidated balance sheets.

Intangible Assets

A portion of the purchase price of acquired properties is allocated to the value of in-place leases for both student and commercial tenants, which is based on the difference between (i) the property valued with existing in-place leases adjusted to market rental rates and (ii) the property valued “as-if” vacant.  As lease terms for student leases are typically one year or less, rates on in-place leases generally approximate market rental rates.  Factors considered in the valuation of in-place leases include an estimate of the carrying costs during the expected lease-up period considering current market conditions, nature of the tenancy, and costs to execute similar leases.  Carrying costs include estimates of lost rentals at market rates during the expected lease-up period, as well as marketing and other operating expenses.  The value of in-place leases is amortized over the remaining initial term of the respective leases.  The purchase price of property acquisitions is not allocated to student tenant relationships, considering the terms of the leases and the expected levels of renewals.

In connection with the property acquisitions discussed in Note 5 herein, the Company capitalized approximately $0.6 million, $3.3 million and $0.9 million for the years December 31, 2016, 2015 and 2014, respectively, related to management’s estimate of the fair value of in-place leases assumed.  The net carrying amount of in-place leases at December 31, 2016 and 2015 was approximately $1.3 million and $1.6 million, respectively, and is included in other assets on the accompanying consolidated balance sheets. Amortization expense was approximately $0.9 million, $3.7 million and $2.4 million for the years ended December 31, 2016, 2015 and 2014, respectively, and is included in depreciation and amortization expense in the accompanying consolidated statements of comprehensive income.  As of December 31, 2016, the remaining weighted average student and commercial in-place lease term was 6.1 years.  See Note 5 herein for an expanded discussion of the property acquisitions completed during 2016, 2015 and 2014.

For acquired properties subject to an in-place property tax incentive arrangement, a portion of the purchase price is allocated to the present value of expected future property tax savings over the projected incentive arrangement period. In connection with the property acquisitions discussed in Note 5 herein, the Company capitalized approximately $3.6 million, $13.7 million and $2.5 million for the years December 31, 2016, 2015 and 2014, respectively, related to management’s estimate of the fair value of in-place property tax incentive arrangements assumed. Unamortized in-place property tax incentive arrangements as of December 31, 2016 and 2015 were approximately $55.1 million and $56.8 million, respectively, and are included in other assets on the accompanying consolidated balance sheets. Amortization expense was approximately $2.9 million, $2.8 million and $1.3 million for the years ended December 31, 2016, 2015 and 2014, respectively, and is included in wholly-owned properties operating expense in the accompanying consolidated statements of comprehensive income. As of December 31, 2016, the remaining weighted average tax incentive arrangement period was 20.8 years.   See Note 5 herein for an expanded discussion of the property acquisitions completed during 2016, 2015 and 2014.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred Financing Costs

The Company defers financing costs and amortizes the costs over the terms of the related debt using the effective-interest method.  Upon repayment of or in conjunction with a material change in the terms of the underlying debt agreement, any unamortized costs are charged to earnings. In those instances when debt modifications do not include material changes to the terms of the underlying debt agreement, unamortized costs of the original instrument are added to the costs of the modification and amortized over the life of the modified debt using the effective interest method.  Deferred financing costs, net of amortization, for the Company's revolving credit facility are included in other assets on the accompanying consolidated balance sheets. Net deferred financing costs for the Company's revolving credit facility at December 31, 2016 and 2015 were approximately $1.4 million and $2.7 million, respectively.

On January 1, 2016, the Company adopted ASU 2015-03, as discussed above, and as a result, deferred financing costs associated with secured mortgage, construction and bond debt, unsecured notes, and unsecured term loans are presented as a direct reduction to the carrying value of the debt (see Note 10).

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

For joint ventures that are not defined as VIEs, where the Company is the general partner, but does not control the joint venture as the other partners hold substantive participating rights, the Company uses the equity method of accounting.  For joint ventures where the Company is a limited partner, management evaluates whether the Company holds substantive participating rights. In instances where the Company holds substantive participating rights in the joint venture, the Company consolidates the joint venture; otherwise it uses the equity method of accounting.

Mortgage Debt - Premiums and Discounts

Mortgage debt premiums and discounts represent fair value adjustments to account for the difference between the stated rates and market rates of mortgage debt assumed in connection with the Company’s property acquisitions.  The mortgage debt premiums and discounts are included in secured mortgage, construction, and bond debt on the accompanying consolidated balance sheets and are amortized to interest expense over the term of the related mortgage loans using the effective-interest method.  The amortization of mortgage debt premiums and discounts resulted in a net decrease to interest expense of approximately $12.0 million, $12.0 million and $12.9 million for the years ended December 31, 2016, 2015 and 2014, respectively.  As of December 31, 2016 and 2015, net unamortized mortgage debt premiums were approximately $26.8 million and $50.8 million, respectively. The Company did not have any unamortized debt discounts as of December 31, 2016 and net unamortized mortgage debt discounts were approximately $0.2 million as of December 31, 2015.

Unsecured Notes - Original Issue Discount

The Company has completed three offerings of senior unsecured notes totaling $1.2 billion that are detailed in Note 10 herein. The total unamortized original issue discount was approximately $1.9 million and $2.2 million as of December 31, 2016 and 2015, respectively, and is included in unsecured notes on the accompanying consolidated balance sheets. Amortization of the original issue discounts of approximately $0.3 million, $0.2 million, and $0.1 million for the years ended December 31, 2016, 2015, and 2014, respectively, is included in interest expense on the accompanying consolidated statements of comprehensive income.

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

Allowances for receivables are established when management determines that collection of such receivables is doubtful. Management's determination of the adequacy of the allowances is based primarily on an analysis of the aging of receivables, historical bad debts, and current economic trends. When management has determined receivables to be uncollectible, which is typically after two years, they are removed as an asset with a corresponding reduction in the allowance for doubtful accounts.

The allowance for doubtful accounts is summarized as follows:

	Balance, Beginning of Period	Charged to Expense	Write-Offs		Balance, End of Period
Year ended December 31, 2014	$15,926	$10,894	$(7,109)		$19,711
Year ended December 31, 2015	$19,711	$10,115	$(12,772)	(1)	$17,054
Year ended December 31, 2016	$17,054	$9,195	$(9,794)	(1)	$16,455

(1)	Write-offs include $3.1 million and $4.0 million related to properties disposed of during the years ended December 31, 2016 and 2015, respectively.

Tenant Reimbursements

Reimbursements from tenants, consisting of amounts due from tenants for utilities, are recognized as revenue in the period the recoverable costs are incurred. Tenant reimbursements are recognized and recorded on a gross basis, as the Company is generally the primary obligor with respect to purchasing goods and services from third-party suppliers, has discretion in selecting the supplier, and has credit risk.

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

Pre-development expenditures such as architectural fees, permits and deposits associated with the pursuit of third-party and owned development projects are expensed as incurred, until such time that management believes it is probable that the contract will be executed and/or construction will commence.  Because the Company frequently incurs these pre-development expenditures before a financing commitment and/or required permits and authorizations have been obtained, the Company bears the risk of loss of these pre-development expenditures if financing cannot ultimately be arranged on acceptable terms or the Company is unable to successfully obtain the required permits and authorizations.  As such, management evaluates the status of third-party and owned projects that have not yet commenced construction on a periodic basis and expenses any deferred costs related to projects whose current status indicates the commencement of construction is unlikely and/or the costs may not provide future value to the Company in the form of revenues.  Such write-offs are included in third-party development and management services expenses (in the case of third-party development projects) or general and administrative expenses (in the case of owned development projects) on the accompanying consolidated statements of comprehensive income.  As of December 31, 2016, the Company has deferred approximately $9.2 million in pre-development costs related to third-party and owned development projects that have not yet commenced construction.  Such costs are included in other assets on the accompanying consolidated balance sheets.

Third-Party Management Services Revenue

Management fees are recognized when earned in accordance with each management contract.  Incentive management fees are recognized when the incentive criteria have been met. The Company evaluates the collectability of revenue earned from third-

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

party management contracts and reserves any amounts deemed to be uncollectible based on the individual facts and circumstances of the projects and associated contracts.

Advertising Costs

Advertising costs are expensed during the period incurred, or as the advertising takes place, depending on the nature and term of the specific advertising arrangements.   Advertising expense approximated $12.8 million, $11.8 million and $14.2 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Derivative Instruments and Hedging Activities

The Company records all derivative financial instruments on the balance sheet at fair value.  Changes in fair value are recognized either in earnings or as other comprehensive income, depending on whether the derivative has been designated as a fair value or cash flow hedge and whether it qualifies as part of a hedging relationship, the nature of the exposure being hedged, and how effective the derivative is at offsetting movements in underlying exposure.  The Company discontinues hedge accounting when: (i) it determines that the derivative is no longer effective in offsetting changes in the fair value or cash flows of a hedged item; (ii) the derivative expires or is sold, terminated, or exercised; (iii) it is no longer probable that the forecasted transaction will occur; or (iv) management determines that designating the derivative as a hedging instrument is no longer appropriate.  In all situations in which hedge accounting is discontinued and the derivative remains outstanding, the Company will carry the derivative at its fair value on the balance sheet, recognizing changes in the fair value in current-period earnings.  The Company uses interest rate swaps to effectively convert a portion of its floating rate debt to fixed rate, thus reducing the impact of rising interest rates on interest payments.  These instruments are designated as cash flow hedges and the interest differential to be paid or received is accrued as interest expense. The Company’s counter-parties are major financial institutions.  See Note 13 for an expanded discussion on derivative instruments and hedging activities.

Common Stock Issuances and Costs

Specific incremental costs directly attributable to the Company’s equity offerings are deferred and charged against the gross proceeds of the offering.  As such, underwriting commissions and other common stock issuance costs are reflected as a reduction of additional paid in capital.  See Note 11 for an expanded discussion on common stock issuances and costs.

Share-Based Compensation

Compensation expense associated with share-based awards is recognized in the consolidated statements of comprehensive income based on the grant-date fair values net of the estimated forfeitures. Compensation expense is recognized over the period during which the employee is required to provide service in exchange for the award, which is generally the vesting period.  The estimated forfeitures included in compensation expense are adjusted to reflect actual forfeitures at the end of the vesting period. See Note 12 for an expanded discussion of the Company's share-based compensation awards.

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

The Company owns two TRSs, one of which manages the Company’s non-REIT activities and each of which is subject to federal, state and local income taxes.

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

The following potentially dilutive securities were outstanding for the years ended December 31, 2016, 2015 and 2014, but were not included in the computation of diluted earnings per share because the effects of their inclusion would be anti-dilutive.

	Year Ended December 31,
	2016	2015	2014
Common OP Units (Note 9)	1,231,500	—	1,213,509
Preferred OP Units (Note 9)	90,763	109,775	111,279
Total potentially dilutive securities	1,322,263	109,775	1,324,788
 The following is a summary of the elements used in calculating basic and diluted earnings per share:

	Year Ended December 31,
	2016	2015	2014
Numerator - basic earnings per share:
Income from continuing operations	$100,623	$118,061	$61,384
Income from continuing operations attributable to noncontrolling interests	(1,562)	(2,070)	(1,231)
Income from continuing operations attributable to common stockholders	99,061	115,991	60,153
Amount allocated to participating securities	(1,338)	(1,086)	(1,076)
Income from continuing operations attributable to common stockholders, net of amount allocated to participating securities	97,723	114,905	59,077

Income from discontinued operations	—	—	2,720
Income from discontinued operations attributable to noncontrolling interests	—	—	(34)
Income from discontinued operations attributable to common stockholders	—	—	2,686
Net income attributable to common stockholders - basic	$97,723	$114,905	$61,763

Numerator - diluted earnings per share:
Net income attributable to common stockholders - basic	$97,723	$114,905	$61,763
Income allocated to Common OP Units	—	1,282	—
Net income attributable to common stockholders - diluted	$97,723	$116,187	$61,763

Denominator:
Basic weighted average common shares outstanding	129,228,748	111,987,361	105,032,155
Unvested Restricted Stock Awards (Note 12)	789,981	680,980	679,265
Common OP Units (Note 9)	—	1,363,881	—
Diluted weighted average common shares outstanding	130,018,729	114,032,222	105,711,420

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2016	2015	2014
Earnings per share – basic:
Income from continuing operations attributable to common stockholders, net of amount allocated to participating securities	$0.76	$1.03	$0.56
Income from discontinued operations attributable to common stockholders	$—	$—	$0.03
Net income attributable to common stockholders	$0.76	$1.03	$0.59
Earnings per share – diluted:
Income from continuing operations attributable to common stockholders, net of amount allocated to participating securities	$0.75	$1.02	$0.56
Income from discontinued operations attributable to common stockholders	$—	$—	$0.02
Net income attributable to common stockholders	$0.75	$1.02	$0.58

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

The following is a summary of the elements used in calculating basic and diluted earnings per unit:

	Year Ended December 31,
	2016	2015	2014
Numerator - basic and diluted earnings per unit:
Income from continuing operations	$100,623	$118,061	$61,384
Income from continuing operations attributable to noncontrolling interests - partially owned properties	(456)	(612)	(352)
Income from continuing operations attributable to Series A preferred units	(146)	(176)	(175)
Amount allocated to participating securities	(1,338)	(1,086)	(1,076)
Income from continuing operations attributable to common unitholders, net of amount allocated to participating securities	98,683	116,187	59,781

Income from discontinued operations	—	—	2,720
Income from discontinued operations attributable to Series A preferred units	—	—	(3)
Income from discontinued operations attributable to common unitholders	—	—	2,717
Net income attributable to common unitholders	$98,683	$116,187	$62,498

Denominator:
Basic weighted average common units outstanding	130,460,248	113,351,242	106,245,664
Unvested Restricted Stock Awards (Note 12)	789,981	680,980	679,265
Diluted weighted average common units outstanding	131,250,229	114,032,222	106,924,929

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2016	2015	2014
Earnings per unit – basic:
Income from continuing operations attributable to common unitholders, net of amount allocated to participating securities	$0.76	$1.03	$0.56
Income from discontinued operations attributable to common unitholders	$—	$—	$0.03
Net income attributable to common unitholders	$0.76	$1.03	$0.59
Earnings per unit – diluted:
Income from continuing operations attributable to common unitholders, net of amount allocated to participating securities	$0.75	$1.02	$0.56
Income from discontinued operations attributable to common unitholders	$—	$—	$0.02
Net income attributable to common unitholders	$0.75	$1.02	$0.58

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

	December 31,
	2016	2015
Deferred tax assets:
Fixed and intangible assets	$2,074	$2,663
Net operating loss carryforwards	9,492	7,887
Prepaid and deferred income	2,417	2,326
Bad debt reserves	754	725
Accrued expenses and other	5,251	4,578
Stock compensation	2,866	2,454
Total deferred tax assets	22,854	20,633
Valuation allowance for deferred tax assets	(22,688)	(20,431)
Deferred tax assets, net of valuation allowance	166	202

Deferred tax liability:
Deferred financing costs	166	202

Net deferred tax liabilities	$—	$—

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Significant components of the Company’s income tax provision are as follows:

	Year Ended December 31,
	2016	2015	2014
Current:
Federal	$—	$—	$—
State	(1,150)	(1,242)	(1,308)
Deferred:
Federal	—	—	—
State	—	—	—
Total provision - continuing operations	$(1,150)	$(1,242)	$(1,308)

TRS earnings subject to tax consisted of losses of approximately $3.8 million, $3.3 million and $3.2 million for the years ended December 31, 2016, 2015 and 2014, respectively.  The reconciliation of income tax attributable to continuing operations for the TRSs computed at the U.S. statutory rate to income tax provision is as follows:

	Year Ended December 31,
	2016	2015	2014
Tax benefit at U.S. statutory rates on TRS income subject to tax	$2,303	$2,019	$1,928
State income tax, net of federal income tax benefit	85	74	71
Effect of permanent differences and other	(88)	(77)	(72)
Increase in valuation allowance	(2,300)	(2,016)	(1,927)
TRS income tax provision	$—	$—	$—

At December 31, 2016, the TRSs had net operating loss carryforwards (“NOLs”) of approximately $29.8 million for income tax purposes that begin to expire in 2026.  These NOLs may be used to offset future taxable income generated by each of the respective TRSs.  Due to the various limitations to which the use of NOLs are subject, the Company has applied a valuation allowance to the NOLs given the likelihood that the NOLs will expire unused.  Of the NOLs, approximately $3.7 million may be credited directly to additional paid in capital should subsequent tax benefits be recognized.  The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states’ jurisdictions as required, and as of December 31, 2016, the 2015, 2014 and 2013 calendar tax years are subject to examination by the tax authorities.

The Company had no material unrecognized tax benefits for the years ended December 31, 2016, the 2015, and 2014, and as of December 31, 2016, the Company does not expect to record any material unrecognized tax benefits. Because no material unrecognized tax benefits have been recorded, no related interest or penalties have been calculated.

A schedule of per share distributions the Company paid and reported to its shareholders, which is unaudited, is set forth in the following table:

	Year Ended December 31,
Tax Treatment of Distributions:	2016	2015	2014
Ordinary income	$0.3541	$0.4658	$0.9016
Long-term capital gain (1)	0.5145	0.5301	0.0107
Return of capital	0.7914	0.5841	0.5877
Total per common share outstanding	$1.6600	$1.5800	$1.5000

(1) Unrecaptured Sec. 1250 gains of $0.5383, $0.5281 and $0.0248 were reported for the years ended December 31, 2016, the 2015, and 2014, respectively.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Property Acquisitions

Properties Under Development
During the year ended December 31, 2016, the Company secured the following in-process development properties for approximately $39.6 million. Total cash consideration of $40.7 million consisted of escrow deposits and cash paid at closing:

Property	Location	Primary University Served	Targeted Completion Date	Acquisition Date	Beds
Callaway House Apartments	Norman, OK	University of Oklahoma	August 2017	June 2016	915
U Centre on College	Clemson, SC	Clemson University	August 2017	June 2016	418
					1,333

Operating Properties
During the year ended December 31, 2016, the Company acquired two wholly-owned properties for approximately $63.1 million. Total cash consideration of $62.1 million consisted of escrow deposits and cash paid at closing:

Property	Location	Primary University Served	Acquisition Date	Beds
University Crossings	Charlotte, NC	University of North Carolina	August 2016	546
U Point	Syracuse, NY	Syracuse University	October 2016	163
				709

Since their respective acquisition dates, the operating properties discussed above contributed a combined $1.9 million of revenues for the year ended December 31, 2016.  These properties had a combined net loss of $0.1 million for the year ended December 31, 2016, which includes $0.3 million of acquisition-related costs such as broker fees, due diligence costs and legal and accounting fees that are included in wholly-owned properties operating expense on the accompanying consolidated statements of comprehensive income.

During 2015, the Company acquired eight wholly-owned properties containing 4,061 beds for a combined purchase price of approximately $378.3 million. As part of these transactions, the Company assumed approximately $69.4 million of mortgage debt and issued 343,895 Common OP Units, valued at $41.24 per unit.

During 2014, the Company acquired one property comprised of 610 beds located near the University of Georgia and a property containing a hotel near the University of Colorado campus. The existing hotel at the University of Colorado was demolished in the fourth quarter 2014 and a new 398-bed student housing facility was constructed and opened for occupancy in August 2016. The total consideration for these two acquisitions was approximately $75.1 million.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the fair values of the assets acquired and liabilities assumed from the properties discussed above:

	2016	2015
Assets acquired:
Land	$14,720	$26,766
Buildings and improvements	54,162	317,627
Furniture, fixtures and equipment	2,736	16,871
Construction in progress	27,806	—
Intangible assets	4,442	16,976
Other assets	—	3,117
Total assets acquired	$103,866	$381,357

Liabilities assumed:
Mortgage debt	$—	$(72,365)	(1)
Other liabilities	(1,062)	(3,457)
Total liabilities assumed	$(1,062)	$(75,822)
Net assets acquired	$102,804	$305,535

(1)	Balance includes $3.0 million in premiums recorded to reflect mortgage debt at acquisition date fair value.

For the year ended December 31, 2016, the difference between the contracted purchase price of $102.7 million reflected above and the net assets acquired of $102.8 million is due to other assets and liabilities that were not part of the contractual purchase price, but were acquired in the transactions, as well as transaction costs capitalized as part of the acquisition of two in-process development properties.

For the year ended December 31, 2015, the difference between the contracted purchase price of $378.3 million reflected above and the net assets acquired of $305.5 million represents mortgage debt, other assets and liabilities that were not part of the contractual purchase price, but were acquired in the transactions. Consideration paid consisted of $291.4 million in cash paid at closing and stock valued at $14.2 million.

The acquired properties' results of operations have been included in the accompanying consolidated statements of comprehensive income since the respective acquisition closing dates, with the exception of properties under pre-sale agreements discussed below which were consolidated prior to their acquisition dates.  The following pro forma information for the years ended December 31, 2016, 2015, and 2014 presents consolidated financial information for the Company as if the property acquisitions discussed above had occurred at the beginning of the earliest period presented. The unaudited pro forma information is provided for informational purposes only and is not indicative of results that would have occurred or which may occur in the future:

	Year Ended December 31,
	2016	2015	2014
Total revenues	$789,942	$769,797	$767,483
Net income attributable to common shareholders	$99,941	$123,101	$69,374

Pre-sale Development Projects

As part of its development strategy, the Company has entered into pre-sale agreements to purchase various properties. Under the terms of these agreements, the Company is obligated to purchase the property as long as certain construction completion deadlines and other closing conditions are met. The Company is typically responsible for leasing, management, and initial operations of the project while the third-party developer retains development risk during the construction period. The entity that owns the property is deemed to be a VIE, and the Company is deemed to be the primary beneficiary of the VIE. As such, upon execution of the purchase and sale agreement, the Company records the assets, liabilities and noncontrolling interest of the entity owning the property at fair value.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the year ended December 31, 2016, the Company entered into a pre-sale agreement to purchase the following wholly-owned property under development. Total estimated development costs of approximately $42.6 million include the purchase price, elected upgrades, and capitalized transaction costs.

Property	Location	Primary University Served	Targeted Completion Date	Beds
The Edge at Stadium Centre	Tallahassee, FL	Florida State University	August 2018	412

During 2015, the Company entered into a pre-sale agreement to purchase The Court, a wholly-owned property under development for $26.5 million. The property opened for operations in August 2016. The closing of the transaction occurred in May 2016 and was accounted for as an increase in ownership of a consolidated subsidiary. The property opened for operations in August 2016.

During 2013, the Company entered into a pre-sale agreement to purchase University Walk, a wholly-owned property under development. The property opened for operations in August 2014 and the closing of the transaction occurred in February 2015.

6. Property Dispositions and Discontinued Operations

Due to a change in accounting guidance adopted in 2014, property dispositions that do not represent a strategic shift in the Company’s operations no longer qualify as discontinued operations and are classified within income from continuing operations on the accompanying consolidated statements of comprehensive income for all periods presented. The operations for any properties sold during 2014 that were classified as held for sale as of December 31, 2013 were not subject to the new accounting guidance for discontinued operations and have been presented in discontinued operations in the accompanying consolidated statements of comprehensive income.

The following wholly-owned property was classified as held for sale on the accompanying consolidated balance sheet as of December 31, 2016:

Property	Location	Primary University Served	Beds
The Province - Dayton	Dayton, OH	Wright State University	657

The property is included in the Company's wholly-owned property segment. Concurrent with the classification of this property as held for sale, the Company reduced the property's carrying amount to its estimated fair value less estimated selling costs which resulted in an impairment charge of $4.9 million.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the year ended December 31, 2016, the Company sold the following wholly-owned properties for approximately $581.8 million, resulting in net proceeds of approximately $571.4 million. The combined net gain on these dispositions totaled approximately $21.2 million.

Property	Location	Primary University Served	Beds
The Edge - Orlando	Orlando, FL	University of Central Florida	930
University Village - Sacramento	Sacramento, CA	California State Univ. - Sacramento	394
Abbott Place	East Lansing, MI	Michigan State University	654
Burbank Commons	Baton Rouge, LA	Louisiana State University	532
Campus Corner	Bloomington, IA	Indiana University	796
Campus Way	Tuscaloosa, AL	University of Alabama	680
Forest Village and Woodlake	Columbia, MO	University of Missouri	704
Garnet River Walk	West Columbia, SC	University of South Carolina	476
Grindstone Canyon	Columbia, MO	University of Missouri	384
Lions Crossing	State College, PA	Penn State University	696
Nittany Crossing	State College, PA	Penn State University	684
Pirates Place Townhomes	Greenville, NC	East Carolina University	528
The Centre	Kalamazoo, MI	Western Michigan University	700
The Cottages of Baton Rouge	Baton Rouge, LA	Louisiana State University	1,290
The Cottages of Columbia	Columbia, MO	University of Missouri	513
U Club Cottages	Baton Rouge, LA	Louisiana State University	308
University Club & The Grove (1)	Tallahassee, FL	Florida State University	736
University Crescent	Baton Rouge, LA	Louisiana State University	612
University Heights	Birmingham, AL	University of Alabama at Birmingham	528
University Manor	Greenville, NC	East Carolina University	600
University Oaks	Columbia, SC	University of South Carolina	662
			13,407

(1)	Consists of two phases that were previously counted separately in the Company's property portfolio numbers.

In 2015, the Company sold 20 wholly-owned properties and two land parcels for a combined sales price of approximately $436.9 million, resulting in proceeds of approximately $427.3 million. The combined net gain on these dispositions of approximately $52.7 million is included in income from continuing operations on the accompanying consolidated statements of comprehensive income.

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

In 2014, the Company sold one property, which was classified as held for sale as of December 31, 2013, containing 484 beds for a sales price of approximately $17.3 million, including the assumption of an existing $15.6 million mortgage loan by the purchaser, resulting in net proceeds of approximately $1.3 million. The resulting gain on disposition of approximately $2.8 million is included in discontinued operations on the accompanying consolidated statements of comprehensive income for the year ended December 31, 2014. This property contributed $0.3 million of revenues, $0.2 million of operating expenses and $0.2 million of nonoperating expenses for a net loss of $0.1 million for the year ended December 31, 2014.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Investments in Wholly-Owned Properties

Wholly-owned properties consisted of the following:

	December 31,
	2016	2015
Land (1)	$568,266	$597,894
Buildings and improvements	5,065,137	5,235,033
Furniture, fixtures and equipment	303,240	311,696
Construction in progress	349,498	154,988
	6,286,141	6,299,611
Less accumulated depreciation	(859,127)	(777,340)
Wholly-owned properties, net (2)	$5,427,014	$5,522,271

(1)
The land balance above includes undeveloped land parcels with book values of approximately $38.5 million and $66.2 million as of December 31, 2016 and 2015, respectively. It also includes land totaling approximately $61.2 million and $33.0 million as of December 31, 2016 and 2015, respectively, related to properties under development.

(2)	Excludes the net book value of properties classified as held for sale in the accompanying consolidated balance sheet (see Note 6).

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

The Company may not sell, assign, convey or transfer its leasehold interest in the West Virginia University student housing facility. In the event the Company seeks to sell its leasehold interest in the other four facilities, the Leases provide the applicable Lessor the right of first refusal of a bona fide purchase offer and an option to purchase the lessee’s rights under the applicable Lease.  Additionally, as discussed in Note 10, three of the on-campus participating properties are 100% financed with project-based taxable bonds.

In conjunction with the execution of each Lease, the Company has entered into separate agreements to manage the related facilities for a fee equal to a percentage of defined gross receipts. The terms of the management agreements are not contingent upon the continuation of the Leases.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On-campus participating properties are as follows:

	Lease	Required Debt	Historical Cost – December 31,
Lessor/University	Commencement	Repayment	2016	2015
Texas A&M University System / Prairie View A&M University (1)	2/1/1996	9/1/2023	$45,310	$44,147
Texas A&M University System / Texas A&M International	2/1/1996	9/1/2023	7,215	7,064
Texas A&M University System / Prairie View A&M University (2)	10/1/1999	8/31/2025	28,627	27,717
		8/31/2028
University of Houston System / University of Houston (3)	9/27/2000	8/31/2035	37,960	37,381
West Virginia University / West Virginia University	7/16/2013	7/16/2045	43,817	43,676
			162,929	159,985
Less accumulated amortization			(77,132)	(69,856)
On-campus participating properties, net			$85,797	$90,129

(1)	Consists of three phases placed in service between 1996 and 1998.

(2)	Consists of two phases placed in service in 2000 and 2003.

(3)	Consists of two phases placed in service in 2001 and 2005.

9. Noncontrolling Interests

Operating Partnership

Partially-owned properties: As of December 31, 2016, the Operating Partnership consolidates three joint ventures that own and operate the University Village at Sweet Home, University Centre and Villas at Chestnut Ridge owned-off campus properties.  The portion of net assets attributable to the third-party partners in these joint ventures is classified as “noncontrolling interests - partially owned properties” within capital on the accompanying consolidated balance sheets of the Operating Partnership.  Accordingly, the third-party partners’ share of the income or loss of the joint ventures is reported on the consolidated statements of comprehensive income of the Operating Partnership as “net income attributable to noncontrolling interests – partially owned properties.”

As discussed in Note 5, in December 2016, the Company entered into a pre-sale agreement to purchase The Edge at Stadium Centre. The $1.2 million equity contribution from the developer is reflected as noncontrolling interest - partially owned properties within capital on the accompanying consolidated balance sheets of the Operating Partnership as of December 31, 2016.

In July 2015, the Company entered into a pre-sale agreement to purchase The Court at Stadium Centre (See note 5). The initial $7.3 million equity contribution from the developer was reflected as noncontrolling interest - partially owned properties within capital on the accompanying consolidated balance sheets of the Operating Partnership as of December 31, 2015. At closing of the transaction, the Company paid $7.3 million in cash consideration to acquire the third-party developer's noncontrolling interest in the property.

In February 2015, the Company closed on the purchase of University Walk, a property previously subject to a pre-sale agreement. At closing, the Company paid $1.1 million in cash consideration for the third-party developer’s $1.5 million noncontrolling interest in the property. The difference of $0.4 million, which represented the excess of the carrying amount of the noncontrolling interest over the consideration paid, is reflected as an adjustment to additional paid in capital in the accompanying consolidated statements of changes in capital.

OP Units:  For the portion of OP Units that the Operating Partnership is required, either by contract or securities law, to deliver registered common shares of ACC to the exchanging OP unit holder, or for which the Operating Partnership has the intent or history of exchanging such units for cash, the Company classifies the units as “redeemable limited partners” in the mezzanine section of the consolidated balance sheets of the Operating Partnership. The units classified as such include Series A Preferred Units (“Preferred OP Units”) as well as common OP units that are not held by ACC or ACC Holdings. The value of redeemable

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

limited partners on the consolidated balance sheets of the Operating Partnership is reported at the greater of fair value, which is based on the closing market value of the Company's common stock at period end, or historical cost at the end of each reporting period. Changes in the value from period to period are charged to limited partners' capital on the consolidated statement of changes in capital of the Operating Partnership.

Below is a table summarizing the activity of redeemable limited partners for the years ended December 31, 2016 and 2015:

Balance, December 31, 2014	$54,472
Net income	1,458
Distributions	(2,329)
Redeemable limited partner units issued as consideration (see Note 5)	14,182
Conversion of redeemable limited partner units into shares of ACC common stock	(3,000)
Redemption of redeemable limited partner units for cash	(810)
Adjustments to reflect redeemable limited partner units at fair value	(4,462)
Balance, December 31, 2015	$59,511
Net income	1,106
Distributions	(2,141)
Conversion of redeemable limited partner units into shares of ACC common stock	(11,335)
Adjustments to reflect redeemable limited partner units at fair value	7,937
Balance, December 31, 2016	$55,078

During the year ended December 31, 2016, 280,915 Common OP Units and 31,846 Series A preferred units were converted into an equal number of shares of ACC’s common stock and during the year ended December 31, 2015, 118,474 Common OP Units and 1,000 Series A preferred units were converted into an equal number of shares of ACC’s common stock.  As of December 31, 2016 and December 31, 2015, approximately 0.8% and 1.2%, respectively, of the equity interests of the Operating Partnership was held by owners of common OP Units and Series A preferred units not held by ACC or ACC Holdings.

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

10. Debt

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

	December 31,
	2016	2015
Debt secured by wholly-owned properties:
Mortgage loans payable:
Unpaid principal balance	$559,642	$934,769
Unamortized deferred financing costs	(3,040)	(5,084)
Unamortized debt premiums	26,830	50,763
Unamortized debt discounts	—	(166)
	583,432	980,282
Construction loans payable	—	5,559	(1)
Unamortized deferred financing costs	—	(374)
	583,432	985,467
Debt secured by on-campus participating properties:
Mortgage loans payable	71,662	73,465
Bonds payable	33,870	36,935
Unamortized deferred financing costs	(769)	(905)
	104,763	109,495
Total secured mortgage, construction and bond debt	688,195	1,094,962
Unsecured notes, net of unamortized OID and deferred financing costs (2)	1,188,737	1,186,700
Unsecured term loans, net of unamortized deferred financing costs (3)	149,065	597,719
Unsecured revolving credit facility	99,300	68,900
Total debt	$2,125,297	$2,948,281

(1)
The loan used to partially finance the development of The Court was classified as a construction loan as of December 31, 2015 and is now reflected as a mortgage loan as of December 31, 2016, as construction of the property was completed and the property opened in August of 2016.

(2)
Includes net unamortized original issue discount (“OID”) of $1.9 million at December 31, 2016 and $2.2 million at December 31, 2015, and net unamortized deferred financing costs of $9.3 million at December 31, 2016 and $11.1 million at December 31, 2015.

(3)	Includes net unamortized deferred financing costs of $0.9 million at December 31, 2016 and $2.3 million at December 31, 2015.

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

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Mortgage and construction loans payable, excluding debt premiums and discounts, consisted of the following as of December 31, 2016:

			December 31, 2016
	Principal Outstanding		Weighted	Weighted	Number of
	December 31,		Average	Average	Properties
	2016	2015	Interest Rate	Years to Maturity	Encumbered
Fixed Rate:
Mortgage loans payable (1)	$631,304	$1,008,234	4.72%	5.8 years	22
Construction loan payable	—	5,559			—
Total	$631,304	$1,013,793	4.72%	5.8 years	22

(1)
Fixed rate mortgage loans payable mature at various dates from August 2017 through July 2045 and carry interest rates ranging from 3.05% to 6.43%. A loan related to The Court was classified as a construction loan as of December 31, 2015 and is now reflected as a mortgage loan as of December 31, 2016, as construction of the property was completed and the property opened in August of 2016.

 During the twelve months ended December 31, 2016, the following transactions occurred:

	Mortgage Loans Payable (1)	Construction Loans Payable
Balance, December 31, 2015	$1,058,831	$5,559
Additions:
Mortgage loan formerly classified as construction loan (2)	10,013	(10,013)
Draws under advancing construction notes payable (3)	—	4,454
Deductions:
Pay-off of mortgage notes payable due to disposition (4)	(197,316)
Pay-off of maturing mortgage notes payable (5)	(177,655)	—
Scheduled repayments of principal	(11,972)	—
Amortization and write off of debt premiums and discounts	(23,767)	—
Balance, December 31, 2016	$658,134	$—

(1)	Balance includes unamortized debt premiums and discounts.

(2)
Represents the reclassification of the loan used to partially finance the development and construction of The Court. This loan was classified as a construction loan as of December 31, 2015, and is now reflected as a mortgage loan as of December 31, 2016.

(3)	Represents draws from the construction loan used to partially finance the development and construction of The Court.

(4)	The Company paid off fixed rate mortgage debt on nine wholly-owned properties in connection with a portfolio disposition in November 2016.

(5)	The Company paid off fixed rate mortgage debt nearing maturity on eleven wholly-owned properties.

During the year ended December 31, 2016, we paid $23.8 million in debt defeasance costs associated with the early pay-off of mortgage loans in connection with the sale of nine wholly-owned properties. These costs were partially offset by the net write off of $11.0 million of deferred financing costs, premiums and discounts, resulting in a loss from early extinguishment of debt of $12.8 million. During the year ended December 31, 2015, we incurred approximately $1.8 million of losses associated with the early pay-off of mortgage loans in connection with the sale of four wholly-owned properties.

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

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Bonds payable at December 31, 2016 consisted of the following:

			Principal	Weighted		Required
Series	Mortgaged Facilities Subject to Leases	Original	December 31, 2016	Average Rate	Maturity Date	Monthly Debt Service
1999	University Village-PVAMU/TAMIU	$39,270	$19,025	7.76%	September 2023	$302
2001	University College–PVAMU	20,995	12,055	7.62%	August 2025	158
2003	University College–PVAMU	4,325	2,790	6.14%	August 2028	28
	Total/weighted average rate	$64,590	$33,870	7.58%		$488

Unsecured Notes

The Company has issued the following senior unsecured notes:

Date Issued	Amount	% of Par Value	Coupon	Yield		Original Issue Discount	Term (Years)
April 2013	$400,000	99.659	3.750%	3.791%		$1,364	10
June 2014	400,000	99.861	4.125%	4.269%	(1)	556	10
September 2015	400,000	99.811	3.350%	3.391%		756	5
	$1,200,000					$2,676

(1)	The yield includes effect of the amortization of the interest rate swap terminations (see Note 13 for details).

The notes are fully and unconditionally guaranteed by the Company.  Interest on the notes is payable semi-annually. The terms of the unsecured notes include certain financial covenants that require the Operating Partnership to limit the amount of total debt and secured debt as a percentage of total asset value, as defined.  In addition, the Operating Partnership must maintain a minimum ratio of unencumbered asset value to unsecured debt, as well as a minimum interest coverage level. As of December 31, 2016, the Company was in compliance with all such covenants.

Unsecured Credit Facility

As of December 31, 2015, the Company had an aggregate unsecured credit facility totaling $1.1 billion which was comprised of two unsecured term loans totaling $600 million and a $500 million unsecured revolving credit facility. In January 2016, the Company refinanced $150 million of the $350 million term loan facility (“Term Loan I Facility”) by extending the maturity date of the $150 million portion from January 2017 to March 2021. In February 2016, the Company repaid the $250 million term loan facility (“Term Loan II Facility”) which was due to mature in 2018 using proceeds from the issuance of 17,940,000 shares of ACC’s common stock (see Note 11 for details). In connection with this pay-off, the Company accelerated the amortization of $1.1 million of deferred financing costs related to the Term Loan II Facility.

In November 2016, the Company repaid $200 million of the $350 million Term Loan I Facility, which was due to mature in January 2017, using proceeds from the sale of a portfolio of 19 properties (see Note 6). In connection with the repayment, the Company accelerated the amortization of $0.1 million of deferred financing costs and terminated various interest rate swap contracts (see Note 13 for details).

As of December 31, 2016, the Company had an aggregate unsecured credit facility totaling $650 million which was comprised of the remaining $150 million Term Loan I Facility and a $500 million unsecured revolving credit facility. The maturity date of the unsecured revolving credit facility is March 2018 and it can be extended for an additional 12 months to March 2019, subject to the satisfaction of certain conditions.

Each loan bears interest at a variable rate, at the Company’s option, based upon a base rate or one-, two-, three- or six-month LIBOR, plus, in each case, a spread based upon the Company’s investment grade rating from either Moody’s Investor Services, Inc. or Standard & Poor’s Rating Group. In February 2016, Standard & Poor's upgraded the Company's investment grade rating from BBB- to BBB and in May 2016 Moody's Investors Service upgraded its corporate credit rating on the Company from Baa3 to Baa2. As a result of the credit rating upgrades, the spread on the unsecured credit facility decreased between 25 and 30 basis points. The Company has entered into two interest rate swap contracts with notional amounts totaling $150 million that effectively

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

fix the interest rate to a weighted average annual rate of 0.87% on the outstanding balance of the Term Loan I Facility (see Note 13 for details). Including the current spread of 1.10%, the all-in weighted average annual rate on the Term Loan I Facility was 1.97% at December 31, 2016. Additionally, the Company is required to pay a facility fee of 0.20% per annum on the $500 million revolving credit facility.  As of December 31, 2016, the revolving credit facility bore interest at a weighted average annual rate of 2.02% (0.72% + 1.10% spread + 0.20% facility fee), and availability under the revolving credit facility totaled $400.7 million as of December 31, 2016.

The terms of the unsecured credit facility include certain restrictions and covenants, which limit, among other items, the incurrence of additional indebtedness, liens, and the disposition of assets.  The facility contains customary affirmative and negative covenants and also contains financial covenants that, among other things, require the Company to maintain certain minimum leverage ratios and ratios of “EBITDA” (earnings before interest, taxes, depreciation and amortization) to fixed charges.  The Company may not pay distributions that exceed a specified percentage of funds from operations, as adjusted, for any four consecutive quarters.  The financial covenants also include consolidated net worth and leverage ratio tests.  As of December 31, 2016, the Company was in compliance with all such covenants.

In January 2017, the Company amended and expanded its senior unsecured revolving credit facility (see Note 19 for details).

Debt Maturities

The following table summarizes the stated debt maturities and scheduled amortization payments, excluding debt premiums and discounts, for each of the five years subsequent to December 31, 2016 and thereafter:

2017	$40,356
2018	272,953
2019	13,036
2020	455,046
2021	382,147
Thereafter	950,936
$2,114,474

Payment of principal and interest were current at December 31, 2016.  Certain of the mortgage notes and bonds payable are subject to prepayment penalties.

11. Stockholders’ Equity / Partners’ Capital

Stockholders’ Equity – Company

In February 2016, ACC completed an equity offering, consisting of the sale of 17,940,000 shares of ACC’s common stock at a price of $41.25 per share, including 2,340,000 shares issued as a result of the exercise of the underwriters’ overallotment option in full at closing. The offering generated gross proceeds of approximately $740.0 million. The aggregate proceeds to ACC, net of the underwriting discount and expenses of the offering, were approximately $707.3 million.

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

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents activity under the Company’s ATM Equity Program:

	Year Ended December 31,
	2016	2015
Total net proceeds	$75,090	$213,416
Commissions paid to sales agents	$953	$3,250
Weighted average price per share	$51.07	$43.92
Shares of common stock sold	1,489,000	4,933,665

As of December 31, 2016, the Company had approximately $424 million available for issuance under its ATM Equity Program.

In 2015, the Company established a Non-Qualified Deferred Compensation Plan (“Deferred Compensation Plan”) maintained for the benefit of select employees and members of the Company’s Board of Directors, in which vested share awards (see Note 12), salary and other cash amounts earned may be deposited. Deferred Compensation Plan assets are held in a rabbi trust, which is subject to the claims of the Company’s creditors in the event of bankruptcy or insolvency. The value of the vested share awards held in the Deferred Compensation Plan is classified within stockholders’ equity in a manner similar to the manner in which treasury stock is accounted. Subsequent changes in the fair value of the shares are not recognized. During the year ended December 31, 2016, 10,026 shares of ACC's common stock were deposited into the Deferred Compensation Plan, bringing total ACC shares held in the Deferred Compensation Plan to 20,181 as of December 31, 2016.
Partners’ Capital – Operating Partnership

In connection with the equity offering and ATM Equity Program discussed above, ACCOP issued a number of Common OP Units to ACC equivalent to the number of common shares issued by ACC.

12. Incentive Award Plan

In May 2010, the Company’s stockholders approved the American Campus Communities, Inc. 2010 Incentive Award Plan (the “Plan”).  The Plan provides for the grant of various stock-based incentive awards to selected employees and directors of the Company and the Company’s affiliates.  The types of awards that may be granted under the Plan include incentive stock options, nonqualified stock options, restricted stock awards (“RSAs”), restricted stock units (“RSUs”), profits interest units (“PIUs”) and other stock-based awards.  The Company has reserved a total of 1.7 million shares of the Company’s common stock for issuance pursuant to the Plan, subject to certain adjustments for changes in the Company’s capital structure, as defined in the Plan.  As of December 31, 2016, 715,272 shares were available for issuance under the Plan.

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

Upon reelection to the Board of Directors in May 2016, all members of the Company’s Board of Directors were granted RSUs in accordance with the Plan.  These RSUs were valued at $150,000 for the Chairman of the Board of Directors and at $105,000 for all other members.  The number of RSUs was determined based on the fair market value of the Company’s stock on the date of grant, as defined in the Plan.  All awards vested and settled immediately on the date of grant, and the Company delivered shares of common stock and cash, as determined by the Compensation Committee of the Board of Directors.  In addition, the Company appointed a new member to the Board of Directors in September 2016 and granted RSUs valued at 105,000.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the Company’s RSUs under the Plan for the years ended December 31, 2016 and 2015 is presented below:

	Number of RSUs	Weighted-Average Grant Date Fair Value Per RSU
Outstanding at December 31, 2014	—	$—
Granted	22,320	39.65
Settled in common shares	(16,491)	39.77
Settled in cash	(5,829)	39.34
Outstanding at December 31, 2015	—	$—
Granted	18,908	46.81
Settled in common shares	(15,524)	46.87
Settled in cash	(3,384)	46.55
Outstanding at December 31, 2016	—	$—

The Company recognized expense of approximately $0.9 million, $0.9 million and $0.6 million for the years ended December 31, 2016, 2015 and 2014, respectively, reflecting the fair value of the RSUs issued on the date of grant.  The weighted-average grant-date fair value for each RSU granted during the year ended December 31, 2014 was $38.54.

Restricted Stock Awards

The Company awards RSAs to its executive officers and certain employees that generally vest in equal annual installments over a five year period.  Unvested awards are forfeited upon the termination of an individual’s employment with the Company under specified circumstances.  Recipients of RSAs receive dividends, as declared by the Company’s Board of Directors, on unvested shares, provided that the recipient continues to be employed by the Company.  A summary of the Company’s RSAs under the Plan for the years ended December 31, 2016 and 2015 is presented below:

	Number of RSAs	Weighted-Average Grant Date Fair Value Per RSA
Nonvested balance at December 31, 2014	609,514	$38.31
Granted	286,178	44.23
Vested	(116,166)	36.50
Forfeited (1)	(123,601)	38.78
Nonvested balance at December 31, 2015	655,925	$41.12
Granted	332,717	41.41
Vested	(127,352)	40.19
Forfeited (1)	(88,189)	40.47
Nonvested balance at December 31, 2016	773,101	$41.47

(1)	Includes shares withheld to satisfy tax obligations upon vesting.

The fair value of RSAs is calculated based on the closing market value of the Company’s common stock on the date of grant.  The fair value of these awards is amortized to expense over the vesting periods, which amounted to approximately $9.3 million, $7.5 million and $6.8 million for the years ended December 31, 2016, 2015 and 2014, respectively.  The weighted-average grant date fair value for each RSA granted and forfeited during the year ended December 31, 2014 was $34.52 and $36.75, respectively.

The total fair value of RSAs vested during the year ended December 31, 2016, was approximately $8.6 million.  Additionally, as of December 31, 2016, the Company had approximately $23.9 million of total unrecognized compensation cost related to these RSAs, which is expected to be recognized over a remaining weighted-average period of 3.1 years.

Per the provisions of the Plan, an employee becomes retirement eligible when (i) the sum of an employee’s full years of service (a minimum of 120 contiguous full months) and the employee’s age on the date of termination (a minimum of 50 years of age) equals or exceeds 70 years (hereinafter referred to as the “Rule of 70”); (ii) the employee gives at least six months prior written

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

notice to the Company of his or her intention to retire; and (iii) the employee enters into a noncompetition agreement and a general release of all claims in a form that is reasonably satisfactory to the Company.  As of December 31, 2016, 12 employees have met the Rule of 70 and a total of 226,545 unvested RSAs are held by such employees.  Once the other two conditions of retirement eligibility are met, the shares held by these employees will be subject to accelerated vesting.

13. Derivative Instruments and Hedging Activities

The Company is exposed to certain risks arising from both its business operations and economic conditions.  The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities.  The Company manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of its debt funding and the use of derivative financial instruments.  Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates.  The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally related to the Company’s investments and borrowings.

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements.  To accomplish this objective, the Company primarily uses interest rate swaps and forward starting swaps as part of its interest rate risk management strategy.  Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.  Forward starting swaps are used to protect the Company against adverse fluctuations in interest rates by reducing its exposure to variability in cash flows relating to interest payments on a forecasted issuance of debt. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in other comprehensive income (outside of earnings) and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. Ineffectiveness resulting from the derivative instruments summarized below was immaterial for the years ended December 31, 2016, 2015 and 2014.

The following table summarizes the Company’s outstanding interest rate swap contracts as of December 31, 2016:

Hedged Debt Instrument	Effective Date	Maturity Date	Pay Fixed Rate	Receive Floating Rate Index	Current Notional Amount	Fair Value
Cullen Oaks mortgage loan	Feb 18, 2014	Feb 15, 2021	2.2750%	LIBOR - 1 month	$14,219	$(329)
Cullen Oaks mortgage loan	Feb 18, 2014	Feb 15, 2021	2.2750%	LIBOR - 1 month	14,365	(333)
Term Loan I Facility	Feb 2, 2012	Jan 2, 2017	0.8695%	LIBOR – 1 month	125,000	(2)
Term Loan I Facility	Feb 2, 2012	Jan 2, 2017	0.8800%	LIBOR – 1 month	25,000	—
Park Point mortgage loan	Nov 1, 2013	Oct 5, 2018	1.5450%	LIBOR - 1 month	70,000	(435)
				Total	$248,584	$(1,099)

In November 2016, in connection with the repayment of $200 million of the $350 million Term Loan I Facility, the Company terminated two swap contracts and reduced an additional contract from a notional amount of $100 million to a current notional amount of $25 million. The termination and reduction of these swap contracts resulted in a payment to the counterparty of $0.1 million and a reclassification out of other comprehensive income into earnings of $0.2 million, both of which were recorded as interest expense.

In March 2014, the Company entered into two forward starting interest rate swap contracts with notional amounts totaling $200 million designated to hedge the Company's exposure to increasing interest rates related to interest payments on an anticipated issuance of unsecured notes. In connection with the issuance of unsecured notes in June 2014, the Company terminated both swap contracts resulting in payments to both counterparties totaling approximately $4.1 million, which were recorded in accumulated other comprehensive loss and will be amortized to interest expense over the term of the unsecured notes. During both the years ended December 31, 2016 and 2015, $0.4 million was amortized from accumulated other comprehensive loss to interest expense. As of December 31, 2016 and 2015 approximately $3.1 million and $3.5 million of the $4.1 million payment remained to be amortized.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of December 31, 2016 and 2015:

	Liability Derivatives
		Fair Value as of
Description	Balance Sheet Location	December 31, 2016	December 31, 2015

Interest rate swap contracts	Other liabilities	$1,099	$2,454
Total derivatives designated as hedging instruments		$1,099	$2,454

14. Fair Value Disclosures

Financial Instruments Carried at Fair Value

The following table presents information about the Company’s financial instruments measured at fair value on a recurring basis as of December 31, 2016 and 2015, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.  In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities the Company has the ability to access.  Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.  Level 2 inputs include quoted prices for similar assets and liabilities in active markets and inputs other than quoted prices observable for the asset or liability, such as interest rates and yield curves observable at commonly quoted intervals.  Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

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

Disclosures concerning financial instruments measured at fair value are as follows:

	Fair Value Measurements as of
	December 31, 2016				December 31, 2015
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities:
Derivative financial instruments	$—	$1,099	$—	$1,099	$—	$2,454	$—	$2,454
Mezzanine:
Redeemable noncontrolling interests (Company)/Redeemable limited partners (Operating Partnership)	$—	$55,078	$—	$55,078	$—	$59,511	$—	$59,511

The Company uses derivative financial instruments, specifically interest rate swaps and forward starting swaps, for nontrading purposes.  The Company uses interest rate swaps to manage interest rate risk arising from previously unhedged interest payments associated with variable rate debt and forward starting swaps to reduce exposure to variability in cash flows relating to interest payments on forecasted issuances of debt.  Through December 31, 2016, derivative financial instruments were designated and qualified as cash flow hedges.  Derivative contracts with positive net fair values inclusive of net accrued interest receipts or payments are recorded in other assets.  Derivative contracts with negative net fair values, inclusive of net accrued interest payments or receipts, are recorded in other liabilities.  The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative.  This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves.  The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts).  The variable cash

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.

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

Although the Company has determined the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparty.  However, as of December 31, 2016 and 2015, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivative financial instruments.  As a result, the Company has determined each of its derivative valuations in its entirety is classified in Level 2 of the fair value hierarchy.

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

Financial Instruments Not Carried at Fair Value

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

Mortgage Loans Payable: The fair value of mortgage loans payable is based on the present value of the cash flows at current market interest rates through maturity.  The Company has concluded the fair value of these financial instruments utilize Level 2 inputs as the majority of the inputs used to value these instruments fall within Level 2 of the fair value hierarchy.

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

Unsecured Revolving Credit Facility: The fair value of this instrument approximates its carrying value due to the variable interest rate feature of the instrument.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below contains the estimated fair value and related carrying amounts for the Company’s financial instruments as of December 31, 2016 and 2015:

	December 31, 2016			December 31, 2015
	Estimated Fair Value	Carrying Amount		Estimated Fair Value	Carrying Amount
Assets:
Loans receivable	$54,396	$58,539		$48,030	$57,175
Liabilities:
Unsecured notes	$1,211,344	$1,188,737	(1)	$1,180,466	$1,186,700	(1)
Mortgage loans	$644,617	$654,794	(2)	$994,809	$1,053,414	(2)
Bonds payable	$37,066	$33,401		$40,716	$36,363

(1)	Includes net unamortized OID and net unamortized deferred financing costs (see Note 10).

(2)	Includes net unamortized debt premiums and discounts and net unamortized deferred financing costs (see Note 10).

15. Lease Commitments

As discussed in Note 2, the Company as lessee has entered into lease agreements with university systems and other third parties for the purpose of financing, constructing and operating student housing properties. Under the terms of the ground/facility leases, the lessor may receive annual minimum rent, variable rent based upon the operating performance of the property, or a combination thereof.  The Company records rent under the straight-line method over the term of the lease and any difference between the straight-line rent amount and amount payable under the lease terms is recorded as prepaid or deferred rent.  Straight-lined rental amounts are capitalized during the construction period and expensed upon the commencement of operations.

Owned On-Campus Properties

Under its ACE program, the Company has entered into ground/facility lease agreements with thirteen university systems to finance, construct, and manage 28 student housing properties (see Note 2 for details).  As of December 31, 2016 and 2015, net prepaid ground rent totaled approximately $10.5 million and $8.9 million, respectively, and is included in other assets on the accompanying consolidated balance sheets. Under these ground/facility leases, the Company recognized rent expense of approximately $6.2 million, $5.3 million and $4.2 million for the years end December 31, 2016, 2015 and 2014, respectively, and capitalized rent of approximately $0.7 million, $0.4 million and $1.4 million for the years end December 31, 2016, 2015 and 2014, respectively. Rent expense is included in ground/facility leases expense in the accompanying consolidated statements of comprehensive income.

On-Campus Participating Properties

The Company is a party to ground/facility lease agreements with three university systems for the purpose of developing, constructing, and operating five student housing facilities on university campuses. Under the terms of the agreements, the lessor receives 50% of defined net cash flows on an annual basis through the term of the lease (see Note 2 and Note 8 for details). Under these leases, the Company recognized rent expense of approximately $3.0 million, $2.9 million and $3.2 million for the years end December 31, 2016, 2015 and 2014, respectively. Rent expense is included in ground/facility leases expense in the accompanying consolidated statements of comprehensive income.

Other Leases

The Company has entered into ground lease agreements with third parties for the purpose of constructing and operating its owned off-campus student housing properties.  As of December 31, 2016 and 2015, net deferred ground rent totaled approximately $3.2 million and $3.0 million, respectively, and is included in other liabilities on the accompanying consolidated balance sheets. Under these ground leases, the Company recognized rent expense of approximately $2.2 million, $2.2 million and $2.0 million for the years end December 31, 2016, 2015 and 2014, respectively. Rent expense is included in wholly-owned properties operating expenses in the accompanying consolidated statements of comprehensive income.

In addition, the Company is a party to a lease for corporate office space beginning December 2010, and expiring December 2020. Additionally, the Company entered into a lease for expansion space for its corporate office beginning December 2016 and expiring March 2024. The terms of the leases provide for a period of free rent, scheduled rental rate increases, and common area maintenance

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

charges upon expiration of the free rent period. The Company also has various operating leases for furniture, office and technology equipment, which expire through 2021.

There were no capital lease obligations outstanding as of December 31, 2016. Future minimum commitments over the life of all leases, which exclude variable rent payments, are as follows:

Operating
2017	$7,671
2018	8,312
2019	8,812
2020	8,925
2021	8,577
Thereafter	323,914
Total minimum lease payments	$366,211

16. Commitments and Contingencies

Commitments

Construction Contracts: As of December 31, 2016, the Company estimates additional costs to complete thirteen wholly-owned development projects currently under construction or under contract to begin construction, to be approximately $427.2 million. The Company expects to fund this amount through a combination of cash flows generated from operations, draws under the Company's unsecured revolving credit facility, issuance of securities under the Company's ATM Equity Program and potential debt or equity offerings under the Company's automatic shelf registration statement.

Pre-sale Arrangements: In December 2016, the Company entered into a pre-sale agreement to purchase The Edge at Stadium Centre, a property which will be completed in August 2018. Total estimated development costs of approximately $42.6 million include the purchase price, elected upgrades, and capitalized transaction costs. The Company is obligated to purchase the property as long as certain construction completion deadlines and other closing conditions are met. The company is responsible for leasing, management, and initial operations of the project while the third-party developer retains development risk during the construction period.

Development-related Guarantees: For certain of its third-party development projects, the Company commonly provides alternate housing and project cost guarantees, subject to force majeure. These guarantees are typically limited, on an aggregate basis, to the amount of the projects’ related development fees or a contractually agreed-upon maximum exposure amount.  Alternate housing guarantees typically expire within five days of scheduled completion, as defined, and generally require the Company to provide substitute living quarters and transportation for students to and from the university if the project is not complete by an agreed-upon completion date. Under project cost guarantees, the Company is responsible for the construction cost of a project in excess of an approved budget. The budget consists primarily of costs included in the general contractors’ guaranteed maximum price contract (“GMP”). In most cases, the GMP obligates the general contractor, subject to force majeure and approved change orders, to provide completion date guarantees and to cover cost overruns and liquidated damages. In addition, the GMP is typically secured with payment and performance bonds. Project cost guarantees expire upon completion of certain developer obligations, which are normally satisfied within one year after completion of the project. For two of its third-party development projects that are currently under construction with the same University system, the Company’s obligation to pay alternate housing costs and excess project costs are unlimited in amount.  However, if the Company’s payment obligation arises from force majeure or is caused by the owner, the owner agrees to reimburse the Company from future cash flow of the project, with such reimbursement being subordinate to any financing on the property but paid prior to the University receiving any cash flow from the property.  If the Company’s obligation is a result of the general contractor and/or design professionals’ negligence, the owner agrees to assign its right to recover from such party to the Company. Additionally, for these two projects, the Company’s exposure to such costs resulting from owner-caused delays, as defined, is limited to $1.5 million.  As of December 31, 2016, management did not anticipate any material deviations from schedule or budget related to third-party development projects currently in progress.

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

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In August 2013, the Company entered into an agreement to convey fee interest in a parcel of land, on which one of the Company's student housing properties resides (University Crossings), to Drexel University (the “University”). Concurrent with the land conveyance, the Company as lessee entered into a ground lease agreement with the University as lessor for an initial term of 40 years, with three 10-year extensions, at the Company’s option. The Company also agreed to convey the building and improvements to the University at an undetermined date in the future and to pay real estate transfer taxes not to exceed $2.4 million. The Company paid approximately $0.6 million in real estate transfer taxes upon the conveyance of land to the University, leaving approximately $1.8 million to be paid by the Company upon the transfer of the building and improvements.

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

Letters of Intent:  In the ordinary course of the Company’s business, the Company enters into letters of intent indicating a willingness to negotiate for acquisitions, dispositions or joint ventures.  Such letters of intent are non-binding (except with regards to exclusivity and confidentiality), and neither party to the letter of intent is obligated to pursue negotiations unless and until a definitive contract is entered into by the parties.  Even if definitive contracts are entered into, the letters of intent relating to the acquisition and disposition of real property and resulting contracts generally contemplate that such contracts will provide the acquirer with time to evaluate the property and conduct due diligence, during which periods the acquirer will have the ability to terminate the contracts without penalty or forfeiture of any material deposit or earnest money.  There can be no assurance that definitive contracts will be entered into with respect to any matter covered by letters of intent or that the Company will consummate any transaction contemplated by any definitive contract.  Furthermore, due diligence periods for real property are frequently extended as needed.  Once the due diligence period expires, the Company is then at risk under a real property acquisition contract, but only to the extent of any non-refundable earnest money deposits associated with the contract and subject to normal closing conditions being met.

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

	Year Ended December 31,
	2016	2015	2014
Wholly-Owned Properties
Rental revenues and other income	$738,598	$708,018	$693,694
Interest income	1,170	1,071	1,079
Total revenues from external customers	739,768	709,089	694,773
Operating expenses before depreciation, amortization, ground/facility lease, and allocation of corporate overhead	(332,325)	(330,932)	(331,046)
Ground/facility leases	(6,158)	(5,297)	(4,196)
Interest expense	(18,552)	(30,147)	(42,906)
Operating income before depreciation, amortization and allocation of corporate overhead	$382,733	$342,713	$316,625
Depreciation and amortization	$200,934	$198,986	$189,424
Capital expenditures	$485,726	$316,468	$334,249
Total segment assets at December 31, (1)	$5,672,360	$5,804,068	$5,598,276

On-Campus Participating Properties
Rental revenues and other income	$33,433	$31,586	$28,534
Interest income	10	2	3
Total revenues from external customers	33,443	31,588	28,537
Operating expenses before depreciation, amortization, ground/facility lease, and allocation of corporate overhead	(12,224)	(11,407)	(10,437)
Ground/facility lease	(3,009)	(2,935)	(3,201)
Interest expense	(5,539)	(5,833)	(5,131)
Operating income before depreciation, amortization and allocation of corporate overhead	$12,671	$11,413	$9,768
Depreciation and amortization	$7,343	$7,034	$5,688
Capital expenditures	$2,944	$2,943	$29,621
Total segment assets at December 31, (1)	$103,256	$104,641	$108,968

Development Services
Development and construction management fees	$4,606	$4,964	$4,018
Operating expenses	(13,763)	(13,732)	(11,883)
Operating loss before depreciation, amortization and allocation of corporate overhead	$(9,157)	$(8,768)	$(7,865)
Total segment assets at December 31, (1)	$2,601	$1,730	$1,530

Property Management Services
Property management fees from external customers	$9,724	$8,813	$7,669
Intersegment revenues	23,082	23,054	22,889
Total revenues	32,806	31,867	30,558
Operating expenses	(12,089)	(11,360)	(12,400)
Operating income before depreciation, amortization and allocation of corporate overhead	$20,717	$20,507	$18,158
Total segment assets at December 31, (1)	$7,997	$9,432	$6,513

Reconciliations
Total segment revenues and other income	$810,623	$777,508	$757,886
Unallocated interest income earned on investments and corporate cash	4,301	3,348	3,086
Elimination of intersegment revenues	(23,082)	(23,054)	(22,889)
Total consolidated revenues, including interest income	$791,842	$757,802	$738,083
Segment operating income before depreciation, amortization and allocation of corporate overhead	$406,964	$365,865	$336,686
Depreciation and amortization	(217,907)	(214,338)	(203,413)
Net unallocated expenses relating to corporate interest and overhead	(90,745)	(83,541)	(67,956)
Gain (loss) from disposition of real estate	21,197	52,699	(368)
Provision for real estate impairment	(4,895)	—	(2,443)
Other nonoperating income	—	388	186
Loss from early extinguishment of debt	(12,841)	(1,770)	—
Income tax provision	(1,150)	(1,242)	(1,308)
Income from continuing operations	$100,623	$118,061	$61,384

Total segment assets (1)	$5,786,214	$5,919,871	$5,715,287
Unallocated corporate assets (1)	79,699	86,377	100,757
Total assets at December 31, (1)	$5,865,913	$6,006,248	$5,816,044

(1)	All prior periods presented have been changed to reflect the adoption of ASU 2015-03 (see Notes 2 and 10).

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. Quarterly Financial Information (Unaudited)

American Campus Communities, Inc.

The information presented below represents the quarterly consolidated financial results of the Company for the years ended December 31, 2016 and 2015.

	2016
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Total revenues	$199,995	$185,983	$196,411	$203,972	$786,361
Operating income	53,035	39,106	29,278	51,724	173,143

Net income	46,209	18,765	9,845	25,804	100,623
Net income attributable to noncontrolling interests	(622)	(327)	(201)	(412)	(1,562)
Net income attributable to ACC, Inc. and Subsidiaries common stockholders	$45,587	$18,438	$9,644	$25,392	$99,061
Net income attributable to common stockholders per share - basic	$0.37	$0.14	$0.07	$0.19	$0.76	(1)
Net income attributable to common stockholders per share - diluted	$0.36	$0.14	$0.07	$0.19	$0.75	(1)

(1)	Net income per share is computed independently for each of the periods presented. Therefore, the sum of quarterly net income per share amounts may not equal the total computed for the year.

	2015
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Total revenues	$192,493	$177,874	$180,816	$202,198	$753,381
Operating income	50,176	34,452	18,551	53,725	156,904

Net income	71,267	15,918	2,016	28,860	118,061
Net income attributable to noncontrolling interests	(1,070)	(338)	(161)	(501)	(2,070)
Net income attributable to ACC, Inc. and Subsidiaries common stockholders	$70,197	$15,580	$1,855	$28,359	$115,991
Net income attributable to common stockholders per share - basic	$0.63	$0.14	$0.01	$0.25	$1.03
Net income attributable to common stockholders per share - diluted	$0.62	$0.14	$0.01	$0.25	$1.02

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

American Campus Communities Operating Partnership, L.P.

The information presented below represents the quarterly consolidated financial results of the Operating Partnership for the years ended December 31, 2016 and 2015.

	2016
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Total revenues	$199,995	$185,983	$196,411	$203,972	$786,361
Operating income	53,035	39,106	29,278	51,724	173,143

Net income	46,209	18,765	9,845	25,804	100,623
Net income attributable to noncontrolling interests	(104)	(104)	(77)	(171)	(456)
Series A preferred unit distributions	(42)	(37)	(36)	(31)	(146)
Net income available to common unitholders	$46,063	$18,624	$9,732	$25,602	$100,021
Net income per unit attributable to common unitholders - basic	$0.37	$0.14	$0.07	$0.19	$0.76	(1)
Net income per unit attributable to common unitholders - diluted	$0.36	$0.14	$0.07	$0.19	$0.75	(1)

	2015
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Total revenues	$192,493	$177,874	$180,816	$202,198	$753,381
Operating income	50,176	34,452	18,551	53,725	156,904

Net income	71,267	15,918	2,016	28,860	118,061
Net income attributable to noncontrolling interests	(323)	(92)	(92)	(105)	(612)
Series A preferred unit distributions	(44)	(44)	(44)	(44)	(176)
Net income available to common unitholders	$70,900	$15,782	$1,880	$28,711	$117,273
Net income per unit attributable to common unitholders - basic	$0.63	$0.14	$0.01	$0.25	$1.03
Net income per unit attributable to common unitholders - diluted	$0.63	$0.14	$0.01	$0.25	$1.02	(1)

(1)	Net income per share is computed independently for each of the periods presented. Therefore, the sum of quarterly net income per share amounts may not equal the total computed for the year.

19. Subsequent Events

Departure/Appointment of Officers: On January 10, 2017, the Company announced that effective as of March 31, 2017 Jonathan A. Graf will resign as the Company's Executive Vice President and Chief Financial Officer, and will retire from the Company as of June 30, 2017. The Company and Mr. Graf entered into a Separation Agreement and Mutual General Release, dated as of January 10, 2017 (the “Separation Agreement”). The Separation Agreement provides, among other things, that (i) the Company will continue to pay Mr. Graf his base salary to which he is entitled under his current employment agreement through June 30, 2017 and will pay to Mr. Graf $2.1 million on June 30, 2017, (ii) Mr. Graf will retain all of the restricted stock awards, common units and other stock-based awards previously granted to him that have vested as of June 30, 2017 and all restricted stock awards or other stock-based awards unvested as of June 30, 2017 will vest on such date, and (iii) the Confidentiality and Noncompetition Agreement between the Company and Mr. Graf will survive the termination of Mr. Graf’s employment with the Company. The foregoing provisions are consistent with those set forth in Mr. Graf’s current employment agreement with respect to a termination without cause.

Also effective as of March 31, 2017, Daniel B. Perry, the Company’s Executive Vice President-Capital Markets, will be promoted to Executive Vice President and Chief Financial Officer.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Effective January 10, 2017, the Company separated the roles of President and Chief Executive Officer, with William C. Bayless, Jr. remaining as Chief Executive Officer and James C. Hopke, Jr., Executive Vice President and Chief Operating Officer, being promoted to the position of President. Also effective January 10, 2017, Kim K. Voss, Executive Vice President and Controller, was promoted to the position of Executive Vice President and Chief Accounting Officer and Jennifer Beese, Executive Vice President-Operations, Marketing and Leasing was promoted to the position of Executive Vice President and Chief Operating Officer.

Credit Agreement: On January 11, 2017, the Company entered into the Fifth Amended and Restated Credit Agreement (the “Agreement”). Pursuant to the Agreement, the Company increased the size of its existing unsecured revolving credit facility to $700 million, such that, when combined with the Company's existing $150 million Term Loan I Facility, the Company will have an aggregate unsecured credit facility of $850 million, which may be expanded by up to an additional $500 million upon the satisfaction of certain conditions.

In connection with the Agreement, the maturity date of the revolving credit facility was extended from March 1, 2018 to March 15, 2022. The maturity date for the Term Loan I Facility will remain the same at January 29, 2021. The Agreement provides for the interest rate on each loan at a variable rate, at the Company's option, based upon a base rate or one-, two-, three-, or six-month LIBOR plus, in each case a spread based upon the Company's investment grade rating.

In addition, the agreement included amendments to certain covenants, which include, among other things, the removal of certain provisions such as the minimum consolidated net worth requirement and the restriction on dividends in relation to Funds from Operations (“FFO”).  The agreement also includes additional covenants such as a minimum consolidated total asset value.

Distributions:  On January 25, 2017, the Company declared a distribution per share of $0.42 which was paid on February 17, 2017 to all common stockholders of record as of February 6, 2017.  At the same time, the Operating Partnership paid an equivalent amount per unit to holders of Common Units, as well as the quarterly cumulative preferential distribution to holders of Series A Preferred Units (see Note 9).

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20. Schedule of Real Estate and Accumulated Depreciation

			Initial Cost			Total Costs
	Units	Beds	Land	Buildings and Improvements and Furniture, Fixtures and Equipment	Costs Capitalized Subsequent to Acquisition / Initial Development	Land	Buildings and Improvements and Furniture, Fixtures and Equipment	Total (1)	Accumulated Depreciation	Encumbrances (2)	Year Built (3)
Wholly-Owned Properties
The Callaway House	173	538	$5,081	$20,499	$9,785	$5,081	$30,284	$35,365	$12,847	$—	1999
The Village at Science Drive	192	732	4,673	19,021	4,221	4,673	23,242	27,915	9,317	—	2000
University Village at Boulder Creek	82	309	1,035	16,393	1,829	1,035	18,222	19,257	7,586	—	2002
University Village - Fresno	105	406	929	15,553	952	929	16,505	17,434	6,329	—	2004
University Village - Temple	220	749	—	41,119	2,793	—	43,912	43,912	15,318	—	2004
College Club Townhomes (4)	136	544	1,967	16,049	3,012	1,967	19,061	21,028	7,738	—	2002
University Club Apartments	94	376	1,416	11,848	1,843	1,416	13,691	15,107	5,077	—	1999
City Parc at Fry Street	136	418	1,902	17,678	2,129	1,902	19,807	21,709	7,067	—	2004
Entrada Real	98	363	1,475	15,859	2,449	1,475	18,308	19,783	5,784	—	2000
University Village at Sweethome	269	828	2,473	34,626	2,447	2,473	37,073	39,546	12,933	—	2005
University Village - Tallahassee (5)	217	716	4,322	26,225	5,248	4,322	31,473	35,795	10,200	—	1991
Royal Village Gainesville	118	448	2,386	15,153	1,962	2,386	17,115	19,501	5,694	—	1996
Royal Lexington	94	364	2,848	12,783	5,266	2,848	18,049	20,897	5,729	—	1994
Raiders Pass	264	828	3,877	32,445	3,430	3,877	35,875	39,752	11,453	—	2001
Aggie Station	156	450	1,634	18,821	1,648	1,634	20,469	22,103	6,311	—	2003
The Outpost - San Antonio	276	828	3,262	36,252	2,611	3,262	38,863	42,125	11,760	—	2005
Callaway Villas	236	704	3,903	32,286	1,352	3,903	33,638	37,541	10,673	—	2006
The Village on Sixth Avenue	248	752	2,763	22,480	3,388	2,763	25,868	28,631	8,329	—	1999
Newtown Crossing	356	942	7,013	53,597	1,978	7,013	55,575	62,588	16,662	—	2005
Olde Towne University Square	224	550	2,277	24,614	1,494	2,277	26,108	28,385	8,428	—	2005
Peninsular Place	183	478	2,306	16,559	1,154	2,306	17,713	20,019	5,942	—	2005
University Centre	234	838	—	77,378	3,666	—	81,044	81,044	22,224	—	2007
The Summit & Jacob Heights (5)	258	930	2,318	36,464	1,899	2,318	38,363	40,681	9,724	—	2004
GrandMarc Seven Corners	186	440	4,491	28,807	2,043	4,491	30,850	35,341	8,015	—	2000
Aztec Corner	180	606	17,460	32,209	1,748	17,460	33,957	51,417	8,436	—	2001
Tower at Third	188	375	1,145	19,128	11,450	1,267	30,456	31,723	8,425	—	1973
Willowtree Apartments and Tower (4)	473	851	9,807	21,880	3,749	9,807	25,629	35,436	7,272	—	1970
University Pointe	204	682	989	27,576	2,901	989	30,477	31,466	7,977	—	2004
University Trails	240	684	1,183	25,173	3,112	1,183	28,285	29,468	7,876	—	2003
Campus Trails	156	480	1,358	11,291	4,228	1,358	15,519	16,877	4,491	—	1991
Vista del Sol (ACE)	613	1,866	—	135,939	3,446	—	139,385	139,385	34,861	—	2008
Villas at Chestnut Ridge	196	552	2,756	33,510	1,165	2,756	34,675	37,431	8,918	—	2008
Barrett Honors College (ACE)	604	1,721	—	131,302	5,663	—	136,965	136,965	31,588	—	2009
Sanctuary Lofts	201	487	2,960	18,180	3,435	2,960	21,615	24,575	5,729	—	2006

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

			Initial Cost			Total Costs
	Units	Beds	Land	Buildings and Improvements and Furniture, Fixtures and Equipment	Costs Capitalized Subsequent to Acquisition / Initial Development	Land	Buildings and Improvements and Furniture, Fixtures and Equipment	Total (1)	Accumulated Depreciation	Encumbrances (2)	Year Built (3)
Blanton Common	276	860	$3,788	$29,662	$2,216	$3,788	$31,878	$35,666	$6,332	$27,516	2005
The Edge- Charlotte	180	720	3,076	23,395	8,518	3,076	31,913	34,989	6,088	—	1999
University Walk	120	480	2,016	14,599	2,758	2,016	17,357	19,373	3,862	—	2002
Uptown Apartments	180	528	3,031	21,685	1,907	3,031	23,592	26,623	4,562	—	2004
2nd Ave Centre	274	868	4,434	27,236	3,158	4,434	30,394	34,828	6,841	—	2008
Villas at Babcock	204	792	4,642	30,901	411	4,642	31,312	35,954	8,048	—	2011
Lobo Village (ACE)	216	864	—	42,490	710	—	43,200	43,200	7,627	—	2011
Villas on Sycamore	170	680	3,000	24,640	687	3,000	25,327	28,327	6,835	—	2011
University Village Northwest (ACE)	36	144	—	4,228	52	—	4,280	4,280	965	—	2011
26 West	367	1,026	21,396	63,994	6,002	21,396	69,996	91,392	11,277	—	2008
The Varsity	258	901	11,605	108,529	2,090	11,605	110,619	122,224	15,848	—	2011
Avalon Heights	210	754	4,968	24,345	8,034	4,968	32,379	37,347	5,045	—	2002
University Commons	164	480	12,559	19,010	2,479	12,559	21,489	34,048	3,348	—	2003
Casas del Rio (ACE)	283	1,028	—	40,639	650	—	41,289	41,289	10,286	—	2012
The Suites (ACE) (4)	439	878	—	45,296	410	—	45,706	45,706	7,401	—	2013
Hilltop Townhomes (ACE)	144	576	—	31,507	317	—	31,824	31,824	6,527	—	2012
U Club on Frey (4)	216	864	8,703	36,873	378	8,703	37,251	45,954	6,105	—	2013
Campus Edge on UTA Boulevard	128	488	2,661	21,233	441	2,661	21,674	24,335	4,432	—	2012
U Club Townhomes on Marion Pugh	160	640	6,722	26,546	697	6,722	27,243	33,965	5,834	—	2012
Villas on Rensch	153	610	10,231	33,852	494	10,231	34,346	44,577	6,493	—	2012
The Village at Overton Park	163	612	5,262	29,374	382	5,262	29,756	35,018	6,183	—	2012
Casa de Oro (ACE)	109	365	—	12,362	102	—	12,464	12,464	2,782	—	2012
The Villas at Vista del Sol (ACE)	104	400	—	20,421	261	—	20,682	20,682	4,663	—	2012
The Block	669	1,555	22,270	141,430	9,175	22,270	150,605	172,875	18,175	—	2008
University Pointe at College Station (ACE)	282	978	—	84,657	1,473	—	86,130	86,130	17,950	—	2012
309 Green	110	416	5,351	49,987	2,172	5,351	52,159	57,510	6,820	30,816	2008
The Retreat	187	780	5,265	46,236	1,999	5,265	48,235	53,500	6,344	—	2012
Lofts54	43	172	430	14,741	960	430	15,701	16,131	2,221	10,610	2008
Campustown Rentals	264	746	2,382	40,190	3,604	2,382	43,794	46,176	6,617	—	1982
Chauncey Square	158	386	2,522	40,013	1,495	2,522	41,508	44,030	5,592	—	2011
Vintage & Texan West Campus (4)	124	311	5,937	11,906	15,304	5,937	27,210	33,147	3,426	8,549	2008
The Castilian	371	623	3,663	59,772	33,045	3,663	92,817	96,480	11,438	—	1967
Bishops Square	134	315	1,206	17,878	1,190	1,206	19,068	20,274	2,892	11,377	2002
Union	54	120	169	6,348	745	169	7,093	7,262	1,041	3,536	2006
922 Place	132	468	3,363	34,947	2,993	3,363	37,940	41,303	5,522	30,909	2009
Campustown	452	1,217	1,818	77,894	3,406	1,818	81,300	83,118	10,382	—	1997
River Mill	243	461	1,741	22,806	3,001	1,741	25,807	27,548	3,668	—	1972

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

			Initial Cost			Total Costs
	Units	Beds	Land	Buildings and Improvements and Furniture, Fixtures and Equipment	Costs Capitalized Subsequent to Acquisition / Initial Development	Land	Buildings and Improvements and Furniture, Fixtures and Equipment	Total (1)	Accumulated Depreciation	Encumbrances (2)	Year Built (3)
Landmark	173	606	$3,002	$118,168	$833	$3,002	$119,001	$122,003	$14,272	$—	2012
Icon Plaza	56	253	6,292	65,857	3,030	6,292	68,887	75,179	8,323	—	2012
The Province - Greensboro	219	696	2,226	48,567	808	2,226	49,375	51,601	6,657	28,129	2011
RAMZ Apts on Broad	88	172	785	12,303	493	785	12,796	13,581	1,687	—	2004
The Lofts at Capital Garage	36	144	313	3,581	471	313	4,052	4,365	635	—	2000
25 Twenty	249	562	2,226	33,429	880	2,226	34,309	36,535	5,203	26,153	2011
The Province - Louisville	366	858	4,392	63,068	1,156	4,392	64,224	68,616	8,905	36,666	2009
West 27th Place	161	475	13,900	76,720	940	13,900	77,660	91,560	9,243	38,179	2011
The Province - Rochester	336	816	3,798	70,955	1,956	3,798	72,911	76,709	9,854	34,363	2010
5 Twenty Four & 5 Twenty Five Angliana (4)	376	1,060	—	60,448	1,326	—	61,774	61,774	8,654	25,421	2010
The Province - Tampa	287	947	—	52,943	2,488	—	55,431	55,431	7,768	32,273	2009
U Point Kennesaw	216	795	1,482	61,654	4,131	1,482	65,785	67,267	9,492	—	2012
The Cottages of Durham	141	619	3,955	41,421	1,876	3,955	43,297	47,252	7,067	—	2012
The Province - Dayton (7)	200	657	1,211	32,983	(3,866)	1,211	29,117	30,328	4,978	—	2009
University Edge	201	608	4,500	26,385	995	4,500	27,380	31,880	3,467	—	2012
The Lodges of East Lansing phase I & II	364	1,049	6,472	89,231	1,128	6,472	90,359	96,831	11,392	29,678	2012
7th Street Station	82	309	9,792	16,472	442	9,792	16,914	26,706	2,203	—	2012
U Club on Woodward	112	448	6,703	21,654	209	6,703	21,863	28,566	3,220	—	2013
The Callaway House Austin	219	753	—	61,550	294	—	61,844	61,844	8,441	—	2013
Manzanita (ACE)	241	816	—	48,781	251	—	49,032	49,032	7,278	—	2013
University View (ACE)	96	336	—	14,683	136	—	14,819	14,819	2,169	—	2013
U Club Townhomes at Overton Park	112	448	7,775	21,483	266	7,775	21,749	29,524	3,143	—	2013
601 Copeland	81	283	1,457	26,699	184	1,457	26,883	28,340	3,246	—	2013
The Townhomes at Newtown Crossing	152	608	7,745	32,074	376	7,745	32,450	40,195	3,926	—	2013
Chestnut Square (ACE)	220	861	—	98,369	2,088	—	100,457	100,457	12,656	—	2013
Park Point	300	924	7,827	73,495	3,867	7,827	77,362	85,189	8,917	70,000	2008
U Centre at Fry Street	194	614	2,902	47,700	1,293	2,902	48,993	51,895	4,969	—	2012
Cardinal Towne	255	545	6,547	53,809	2,189	6,547	55,998	62,545	5,426	37,250	2010
The Standard	190	610	4,674	57,310	834	4,674	58,144	62,818	4,187	—	2014
Stanworth Commons Phase I (ACE)	127	214	—	30,930	17	—	30,947	30,947	2,622	—	2014
The Plaza on University	364	1,313	23,987	85,584	3,118	23,987	88,702	112,689	8,247	—	2014
U Centre at Northgate (ACE)	196	784	—	35,663	144	—	35,807	35,807	3,555	—	2014
University Walk	177	526	4,341	29,073	613	4,341	29,686	34,027	2,004	—	2014
Park Point	66	226	—	25,725	3,182	—	28,907	28,907	1,402	11,261	2010
1200 West Marshall	136	406	4,397	33,908	1,441	4,397	35,349	39,746	2,075	—	2013
8 1/2 Canal Street	160	540	2,797	45,394	1,274	2,797	46,668	49,465	2,502	—	2011
Vistas San Marcos	255	600	586	45,761	4,395	586	50,156	50,742	3,596	—	2013

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

			Initial Cost			Total Costs
	Units	Beds	Land	Buildings and Improvements and Furniture, Fixtures and Equipment	Costs Capitalized Subsequent to Acquisition / Initial Development	Land	Buildings and Improvements and Furniture, Fixtures and Equipment	Total (1)	Accumulated Depreciation	Encumbrances (2)	Year Built (3)
Crest at Pearl	141	343	$4,395	$36,268	$858	$4,395	$37,126	$41,521	$1,905	$—	2014
U Club Binghamton	186	710	3,584	48,559	1,694	3,584	50,253	53,837	2,262	—	2005
Stadium Centre	367	710	7,424	74,932	2,042	7,424	76,974	84,398	3,759	56,944	2014
160 Ross	182	642	2,962	38,478	189	2,962	38,667	41,629	2,188	—	2015
U Club on Woodward Phase II	124	496	9,647	25,328	81	9,647	25,409	35,056	1,492	—	2015
The Summit at University City (ACE)	351	1,315	—	154,770	466	—	155,236	155,236	6,698	—	2015
2125 Franklin	192	734	8,299	55,716	202	8,299	55,918	64,217	2,598	—	2015
University Crossings - Charlotte	187	546	645	36,838	2,899	645	39,737	40,382	417	—	2014
U Point	54	163	1,425	17,325	872	1,425	18,197	19,622	136	—	2016
The Court at Stadium Centre	80	260	1,825	25,884	18	1,825	25,902	27,727	338	10,012	2016
U Club on 28th	100	398	9,725	44,907	18	9,725	44,925	54,650	595	—	2016
Currie Hall (ACE)	178	456	—	49,836	18	—	49,854	49,854	768	—	2016
University Pointe (ACE)	134	531	—	44,007	18	—	44,025	44,025	590	—	2016
Fairview House (ACE)	107	633	—	37,620	18	—	37,638	37,638	654	—	2016
U Club Sunnyside	134	534	7,423	41,748	17	7,423	41,765	49,188	626	—	2016
Merwick Stanworth Phase II (ACE)	198	379	—	48,978	18	—	48,996	48,996	617	—	2016
University Crossings (ACE)	260	1,016	—	50,668	38,810	—	89,478	89,478	18,897	—	2003
Properties Under Development (8)										—
Arizona State University Residence Hall (ACE)	429	1,594	—	67,725	—	—	67,725	67,725	—	—	2017
Sky View (ACE)	163	626	—	31,189	—	—	31,189	31,189	—	—	2017
University Square (ACE)	143	466	—	14,778	—	—	14,778	14,778	—	—	2017
U Centre on Turner	182	718	14,000	36,036	—	14,000	36,036	50,036	—	—	2017
U Pointe on Speight	180	700	4,705	22,543	—	4,705	22,543	27,248	—	—	2017
21Hundred @ Overton Park	296	1,204	16,767	43,781	—	16,767	43,781	60,548	—	—	2017
Suites at 3rd	63	251	831	10,395	—	831	10,395	11,226	—	—	2017
U Club Binghamton II	140	562	12,274	23,407	—	12,274	23,407	35,681	—	—	2017
Callaway House Apartments	386	915	12,651	39,490	—	12,651	39,490	52,141	—	—	2017
U Centre on College	127	418	—	25,408	—	—	25,408	25,408	—	—	2017
Bancroft Residence Hall (ACE)	412	781	—	11,286	—	—	11,286	11,286	—	—	2018
Virginia Commonwealth University (ACE)	592	1,524	—	14,020	—	—	14,020	14,020	—	—	2018
Butler University Phase II (ACE)	197	648	—	2,416	—	—	2,416	2,416	—	—	2018
The Edge at Stadium Centre	111	412	—	1,923	—	—	1,923	1,923	—	—	2018
Undeveloped land parcels	—	—	38,468	—	—	38,468	—	38,468	—	—	N/A
Subtotal	28,987	90,107	$569,354	$5,420,408	$326,708	$569,476	$5,746,994	$6,316,470	$864,106	$559,642

On-Campus Participating Properties
University Village – PVAMU	612	1,920	$—	$36,506	$8,804	$—	$45,310	$45,310	$32,442	$16,501	1997
University College - PVAMU	756	1,470	—	22,650	5,977	—	28,627	28,627	17,906	14,845	2001

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

			Initial Cost			Total Costs
	Units	Beds	Land	Buildings and Improvements and Furniture, Fixtures and Equipment	Costs Capitalized Subsequent to Acquisition / Initial Development	Land	Buildings and Improvements and Furniture, Fixtures and Equipment	Total (1)	Accumulated Depreciation	Encumbrances (2)	Year Built (3)
University Village - TAMIU	84	250	$—	$5,844	$1,371	$—	$7,215	$7,215	$5,223	$2,524	1997
Cullen Oaks Phase I and II	411	879	—	33,910	4,050	—	37,960	37,960	17,334	28,584	2003
College Park	224	567	—	43,634	183	—	43,817	43,817	4,227	43,078	2014
Subtotal	2,087	5,086	$—	$142,544	$20,385	$—	$162,929	$162,929	$77,132	$105,532

Total	31,074	95,193	$569,354	$5,562,952	$347,093	$569,476	$5,909,923	$6,479,399	$941,238	$665,174

(1)	Total aggregate costs for federal income tax purposes is approximately $6.5 billion.

(2)	Total encumbrances exclude net unamortized debt premiums and deferred financing costs of approximately $26.8 million and $3.8 million, respectively, as of December 31, 2016.

(3)	For properties with multiple phases, the year built represents the weighted average year based on the number of beds delivered each year.

(4)	Consists of two phases that are counted separately in the property portfolio numbers contained in Note 1.

(5)	Consists of three phases that are counted separately in the property portfolio numbers contained in Note 1.

(6)	This property was classified as held for sale as of December 31, 2016 (see Note 6).

(7)	Initial costs represent construction costs incurred to date associated with the development of these properties. Year built represents the scheduled completion date.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The changes in the Company’s investments in real estate and related accumulated depreciation for each of the years ended December 31, 2016, 2015 and 2014 are as follows:

	For the Year Ended December 31,
	2016		2015		2014
	Wholly- Owned (1) (2)	On-Campus (3)	Wholly- Owned (1) (4)	On-Campus (3)	Wholly- Owned (1) (5)	On-Campus (3)
Investments in Real Estate:
Balance, beginning of year	$6,369,747	$159,985	$6,144,242	$157,043	$5,742,971	$130,705
Acquisition of land for development	6,338	—	39,583	—	3,627	—
Acquisition of properties	99,426	—	361,265	—	71,269	—
Improvements and development expenditures	522,723	2,944	306,659	2,942	361,369	26,338
Write off of fully depreciated or damaged assets	(227)	—	(1,240)	—	(1,853)	—
Provision for real estate impairment	(4,895)	—	—	—	(2,443)	—
Disposition of real estate	(676,642)	—	(480,762)	—	(30,698)	—

Balance, end of year	$6,316,470	$162,929	$6,369,747	$159,985	$6,144,242	$157,043

Accumulated Depreciation:
Balance, beginning of year	$(792,122)	$(69,856)	$(704,521)	$(62,915)	$(529,555)	$(57,249)
Depreciation for the year	(197,105)	(7,276)	(191,661)	(6,941)	(182,756)	(5,666)
Write off of fully depreciated or damaged assets	227	—	1,240	—	1,281	—
Disposition of properties	124,894	—	102,820	—	6,509	—

Balance, end of year	$(864,106)	$(77,132)	$(792,122)	$(69,856)	$(704,521)	$(62,915)

(1)	Includes owned off-campus properties and owned on-campus properties.

(2)
The investments in real estate and accumulated depreciation balances include The Province-Dayton which is classified as a wholly-owned property held for sale in the accompanying consolidated balance sheets as of December 31, 2016.

(3)	Includes on-campus participating properties.

(4)
The investments in real estate and accumulated depreciation balances include The Edge - Orlando and University Village Sacramento which are classified as wholly-owned properties held for sale in the accompanying consolidated balance sheets as of December 31, 2015.

(5)
The investments in real estate and accumulated depreciation balances include The Highlands, Chapel Ridge, Chapel View, University Place, The Village at Alafaya Club, The View and University Greens, which were classified as wholly-owned properties held for sale as of December 31, 2014.