Form 10-Q
period 2017-03-31
AMERICAN CAMPUS COMMUNITIES INC; American Campus Communities Operating Partnership LP
filed 2017-05-05
CIK 1283630, 1357369

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2017.

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

American Campus Communities, Inc.

Large accelerated filer ☒	Accelerated Filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

American Campus Communities Operating Partnership, L.P.

Large accelerated filer ☐	Accelerated Filer ☐

Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

American Campus Communities, Inc.	Yes ☐ No ☒

American Campus Communities Operating Partnership, L.P	Yes ☐ No ☒

There were 134,073,866 shares of the American Campus Communities, Inc.’s common stock with a par value of $0.01 per share outstanding as of the close of business on April 28, 2017.

EXPLANATORY NOTE

This report combines the reports on Form 10-Q for the quarterly period ended March 31, 2017 of American Campus Communities, Inc. and American Campus Communities Operating Partnership, L.P.  Unless stated otherwise or the context otherwise requires, references to “ACC” mean American Campus Communities, Inc., a Maryland corporation that has elected to be treated as a real estate investment trust (“REIT”) under the Internal Revenue Code, and references to “ACCOP” mean American Campus Communities Operating Partnership, L.P., a Maryland limited partnership.  References to the “Company,” “we,” “us” or “our” mean collectively ACC, ACCOP and those entities/subsidiaries owned or controlled by ACC and/or ACCOP.  References to the “Operating Partnership” mean collectively ACCOP and those entities/subsidiaries owned or controlled by ACCOP. The following chart illustrates the Company’s and the Operating Partnership’s corporate structure:

100.0%
American Campus Communities, Inc.
(Limited Partner)
American Campus Communities
Holdings, LLC
(General Partner)
99.2%
less than 1%
American Campus Communities
Operating Partnership, L.P.
0.8%
Other Limited
Partners
Property Owning
Entities/Subsidiaries
Company
Operating
Partnership

The general partner of ACCOP is American Campus Communities Holdings, LLC (“ACC Holdings”), an entity that is wholly-owned by ACC. As of March 31, 2017, ACC Holdings held an ownership interest in ACCOP of less than 1%. The limited partners of ACCOP are ACC and other limited partners consisting of current and former members of management and nonaffiliated third parties.  As of March 31, 2017, ACC owned an approximate 99.2% limited partnership interest in ACCOP.  As the sole member of the general partner of ACCOP, ACC has exclusive control of ACCOP’s day-to-day management.  Management operates the Company and the Operating Partnership as one business. The management of ACC consists of the same members as the management of ACCOP. The Company is structured as an umbrella partnership REIT (“UPREIT”) and ACC contributes all net proceeds from its various equity offerings to the Operating Partnership. In return for those contributions, ACC receives a number of units of the Operating Partnership (“OP Units,” see definition below) equal to the number of common shares it has issued in the equity offering. Contributions of properties to the Company can be structured as tax-deferred transactions through the issuance of OP Units in the Operating Partnership. Based on the terms of ACCOP’s partnership agreement, OP Units can be exchanged for ACC’s common shares on a one-for-one basis. The Company maintains a one-for-one relationship between the OP Units of the Operating Partnership issued to ACC and ACC Holdings and the common shares issued to the public. The Company believes that combining the reports on Form 10-Q of ACC and ACCOP into this single report provides the following benefits:

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

FORM 10-Q
FOR THE QUARTER ENDED March 31, 2017
 TABLE OF CONTENTS

		PAGE NO.

PART I.

Item 1.	Consolidated Financial Statements of American Campus Communities, Inc. and Subsidiaries:

	Consolidated Balance Sheets as of March 31, 2017 (unaudited) and December 31, 2016	1

	Consolidated Statements of Comprehensive Income for the three months ended March 31, 2017 and 2016 (all unaudited)	2

	Consolidated Statement of Changes in Equity for the three months ended March 31, 2017 (unaudited)	3

	Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016 (all unaudited)	4

	Consolidated Financial Statements of American Campus Communities Operating Partnership, L.P. and Subsidiaries:

	Consolidated Balance Sheets as of March 31, 2017 (unaudited) and December 31, 2016	5

	Consolidated Statements of Comprehensive Income for the three months ended March 31, 2017 and 2016 (all unaudited)	6

	Consolidated Statement of Changes in Capital for the three months ended March 31, 2017 (unaudited)	7

	Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016 (all unaudited)	8

	Notes to Consolidated Financial Statements of American Campus Communities, Inc. and Subsidiaries and American Campus Communities Operating Partnership, L.P. and Subsidiaries (unaudited)	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27

Item 3.	Quantitative and Qualitative Disclosure about Market Risk	39

Item 4.	Controls and Procedures	39

PART II.

Item 1.	Legal Proceedings	40

Item 1A.	Risk Factors	40

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	40

Item 3.	Defaults Upon Senior Securities	40

Item 4.	Mine Safety Disclosures	40

Item 5.	Other Information	40

Item 6.	Exhibits	41

SIGNATURES		42

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2017	December 31, 2016
	(Unaudited)
Assets

Investments in real estate:
Wholly-owned properties, net	$5,541,499	$5,427,014
Wholly-owned properties held for sale	25,381	25,350
On-campus participating properties, net	84,146	85,797
Investments in real estate, net	5,651,026	5,538,161

Cash and cash equivalents	34,130	22,140
Restricted cash	24,386	24,817
Student contracts receivable, net	7,781	8,428
Other assets	270,643	272,367

Total assets	$5,987,966	$5,865,913

Liabilities and equity

Liabilities:
Secured mortgage, construction and bond debt, net	$683,945	$688,195
Unsecured notes, net	1,189,256	1,188,737
Unsecured term loan, net	149,120	149,065
Unsecured revolving credit facility	186,000	99,300
Accounts payable and accrued expenses	48,510	76,614
Other liabilities	173,961	158,437
Total liabilities	2,430,792	2,360,348

Commitments and contingencies (Note 13)

Redeemable noncontrolling interests	55,665	55,078

Equity:
American Campus Communities, Inc. and Subsidiaries stockholders’ equity:
Common stock, $0.01 par value, 800,000,000 shares authorized, 133,643,559 and 132,225,488 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	1,336	1,322
Additional paid in capital	4,183,758	4,118,842
Common stock held in rabbi trust, 25,041 and 20,181 shares at March 31, 2017 and December 31, 2016, respectively	(1,223)	(975)
Accumulated earnings and dividends	(692,510)	(670,137)
Accumulated other comprehensive loss	(3,583)	(4,067)
Total American Campus Communities, Inc. and Subsidiaries stockholders’ equity	3,487,778	3,444,985
Noncontrolling interests - partially owned properties	13,731	5,502
Total equity	3,501,509	3,450,487

Total liabilities and equity	$5,987,966	$5,865,913

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands, except share and per share data)

	Three Months Ended March 31,
	2017	2016
Revenues:
Wholly-owned properties	$178,831	$185,702
On-campus participating properties	10,158	10,046
Third-party development services	456	1,035
Third-party management services	2,614	2,410
Resident services	879	802
Total revenues	192,938	199,995

Operating expenses:
Wholly-owned properties	74,957	78,851
On-campus participating properties	3,265	3,042
Third-party development and management services	4,083	3,738
General and administrative	6,734	5,309
Depreciation and amortization	52,323	53,716
Ground/facility leases	2,357	2,304
Total operating expenses	143,719	146,960

Operating income	49,219	53,035

Nonoperating income and (expenses):
Interest income	1,232	1,279
Interest expense	(14,717)	(22,627)
Amortization of deferred financing costs	(1,028)	(2,542)
Gain from disposition of real estate	—	17,409
Total nonoperating expense	(14,513)	(6,481)

Income before income taxes	34,706	46,554
Income tax provision	(257)	(345)
Net income	34,449	46,209
Net income attributable to noncontrolling interests
Redeemable noncontrolling interests	(294)	(518)
Partially owned properties	(105)	(104)
Net income attributable to noncontrolling interests	(399)	(622)
Net income attributable to ACC, Inc. and Subsidiaries common stockholders	$34,050	$45,587

Other comprehensive income (loss)
Change in fair value of interest rate swaps and other	484	(1,410)
Comprehensive income	$34,534	$44,177

Net income per share attributable to ACC, Inc. and Subsidiaries common stockholders
Basic	$0.25	$0.37
Diluted	$0.25	$0.36

Weighted-average common shares outstanding
Basic	133,052,444	123,445,985
Diluted	133,986,322	124,266,312

Distributions declared per common share	$0.42	$0.40

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(unaudited, in thousands, except share data)

	Common Shares	Par Value of Common Shares	Additional Paid in Capital	Common Stock Held in Rabbi Trust	Common Stock Held in Rabbi Trust at Cost	Accumulated Earnings and Dividends	Accumulated Other Comprehensive Loss	Noncontrolling Interests – Partially Owned Properties	Total
Equity, December 31, 2016	132,225,488	$1,322	$4,118,842	20,181	$(975)	$(670,137)	$(4,067)	$5,502	$3,450,487
Adjustments to reflect redeemable noncontrolling interests at fair value	—	—	2,243	—	—	—	—	—	2,243
Amortization of restricted stock awards	—	—	4,256	—	—	—	—	—	4,256
Vesting of restricted stock awards	141,350	1	(4,036)	4,860	(248)	—	—	—	(4,283)
Distributions to common and restricted stockholders	—	—	—	—	—	(56,423)	—	—	(56,423)
Distributions to noncontrolling interests - partially owned properties	—	—	—	—	—	—	—	(34)	(34)
Net proceeds from sale of common stock	1,276,721	13	62,453	—	—	—	—	—	62,466
Change in fair value of interest rate swaps and other	—	—	—	—	—	—	382	—	382
Amortization of interest rate swap terminations	—	—	—	—	—	—	102	—	102
Contributions by noncontrolling interest	—	—	—	—	—	—	—	8,158	8,158
Net income	—	—	—	—	—	34,050	—	105	34,155
Equity, March 31, 2017	133,643,559	$1,336	$4,183,758	25,041	$(1,223)	$(692,510)	$(3,583)	$13,731	$3,501,509

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
	2017	2016
Operating activities
Net income	$34,449	$46,209
Adjustments to reconcile net income to net cash provided by operating activities:
Gains from disposition of real estate	—	(17,409)
Depreciation and amortization	52,323	53,716
Amortization of deferred financing costs and debt premiums/discounts	(901)	(615)
Share-based compensation	4,256	2,651
Income tax provision	257	345
Amortization of interest rate swap terminations and other	102	103
Changes in operating assets and liabilities:
Restricted cash	1,015	(3,904)
Student contracts receivable, net	647	11,376
Other assets	(2,535)	(1,669)
Accounts payable and accrued expenses	(28,365)	(23,156)
Other liabilities	5,731	(3,580)
Net cash provided by operating activities	66,979	64,067

Investing activities
Proceeds from disposition of properties	—	72,613
Cash paid for land acquisitions	(12,225)	—
Capital expenditures for wholly-owned properties	(12,602)	(9,263)
Investments in wholly-owned properties under development	(116,052)	(76,649)
Capital expenditures for on-campus participating properties	(209)	(655)
Decrease in escrow deposits for real estate investments	(17)	(1,520)
Change in restricted cash related to capital reserves	189	(447)
Purchase of corporate furniture, fixtures and equipment	(2,480)	(1,771)
Net cash used in investing activities	(143,396)	(17,692)

Financing activities
Proceeds from sale of common stock	63,453	740,025
Offering costs	(795)	(31,680)
Pay-off of mortgage and construction loans	—	(4,390)
Pay-off of unsecured term loans	—	(400,000)
Proceeds from unsecured term loan	—	150,000
Proceeds from revolving credit facility	191,800	67,700
Paydowns of revolving credit facility	(105,100)	(136,600)
Scheduled principal payments on debt	(3,323)	(3,917)
Debt issuance and assumption costs	(4,582)	(744)
Contributions by noncontrolling interest	8,158	—
Taxes paid on net-share settlements	(4,283)	(2,977)
Distributions to common and restricted stockholders	(56,423)	(52,513)
Distributions to noncontrolling interests	(498)	(665)
Net cash provided by financing activities	88,407	324,239

Net change in cash and cash equivalents	11,990	370,614
Cash and cash equivalents at beginning of period	22,140	16,659
Cash and cash equivalents at end of period	$34,130	$387,273

Supplemental disclosure of non-cash investing and financing activities
Conversion of common and preferred operating partnership units to common stock	$—	$163
Non-cash contribution from noncontrolling interest	$3,000	$—
Non-cash consideration exchanged in purchase of land parcel	$(2,014)	$—
Change in accrued construction in progress	$10,170	$12,707
Change in fair value of derivative instruments, net	$382	$(1,513)
Change in fair value of redeemable noncontrolling interests	$2,243	$(6,833)

Supplemental disclosure of cash flow information
Cash paid for interest, net of amounts capitalized	$14,443	$30,668

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)

	March 31, 2017	December 31, 2016
	(Unaudited)
Assets

Investments in real estate:
Wholly-owned properties, net	$5,541,499	$5,427,014
Wholly-owned properties held for sale	25,381	25,350
On-campus participating properties, net	84,146	85,797
Investments in real estate, net	5,651,026	5,538,161

Cash and cash equivalents	34,130	22,140
Restricted cash	24,386	24,817
Student contracts receivable, net	7,781	8,428
Other assets	270,643	272,367

Total assets	$5,987,966	$5,865,913

Liabilities and capital

Liabilities:
Secured mortgage, construction and bond debt, net	$683,945	$688,195
Unsecured notes, net	1,189,256	1,188,737
Unsecured term loan, net	149,120	149,065
Unsecured revolving credit facility	186,000	99,300
Accounts payable and accrued expenses	48,510	76,614
Other liabilities	173,961	158,437
Total liabilities	2,430,792	2,360,348

Commitments and contingencies (Note 13)

Redeemable limited partners	55,665	55,078

Capital:
Partners’ capital:
General partner - 12,222 OP units outstanding at both March 31, 2017 and December 31, 2016	80	82
Limited partner - 133,656,378 and 132,233,447 OP units outstanding at March 31, 2017 and December 31, 2016, respectively	3,491,281	3,448,970
Accumulated other comprehensive loss	(3,583)	(4,067)
Total partners’ capital	3,487,778	3,444,985
Noncontrolling interests - partially owned properties	13,731	5,502
Total capital	3,501,509	3,450,487

Total liabilities and capital	$5,987,966	$5,865,913

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands, except unit and per unit data)

	Three Months Ended March 31,
	2017	2016
Revenues:
Wholly-owned properties	$178,831	$185,702
On-campus participating properties	10,158	10,046
Third-party development services	456	1,035
Third-party management services	2,614	2,410
Resident services	879	802
Total revenues	192,938	199,995

Operating expenses:
Wholly-owned properties	74,957	78,851
On-campus participating properties	3,265	3,042
Third-party development and management services	4,083	3,738
General and administrative	6,734	5,309
Depreciation and amortization	52,323	53,716
Ground/facility leases	2,357	2,304
Total operating expenses	143,719	146,960

Operating income	49,219	53,035

Nonoperating income and (expenses):
Interest income	1,232	1,279
Interest expense	(14,717)	(22,627)
Amortization of deferred financing costs	(1,028)	(2,542)
Gain from disposition of real estate	—	17,409
Total nonoperating expense	(14,513)	(6,481)
Income before income taxes	34,706	46,554
Income tax provision	(257)	(345)
Net income	34,449	46,209
Net income attributable to noncontrolling interests – partially owned properties	(105)	(104)
Net income attributable to American Campus Communities Operating Partnership, L.P.	34,344	46,105
Series A preferred unit distributions	(31)	(42)
Net income attributable to common unitholders	$34,313	$46,063

Other comprehensive income (loss)
Change in fair value of interest rate swaps and other	484	(1,410)
Comprehensive income	$34,797	$44,653

Net income per unit attributable to common unitholders
Basic	$0.25	$0.37
Diluted	$0.25	$0.36

Weighted-average common units outstanding
Basic	134,081,575	124,756,031
Diluted	135,015,453	125,576,358

Distributions declared per Common Unit	$0.42	$0.40

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN CAPITAL
(unaudited, in thousands, except unit data)

					Accumulated	Noncontrolling
					Other	Interests -
	General Partner		Limited Partner		Comprehensive	Partially Owned
	Units	Amount	Units	Amount	Loss	Properties	Total
Capital, December 31, 2016	12,222	$82	132,233,447	$3,448,970	$(4,067)	$5,502	$3,450,487
Adjustments to reflect redeemable limited partners’ interest at fair value	—	—	—	2,243	—	—	2,243
Amortization of restricted stock awards	—	—	—	4,256	—	—	4,256
Vesting of restricted stock awards	—	—	146,210	(4,283)	—	—	(4,283)
Distributions	—	(5)	—	(56,418)	—	—	(56,423)
Distributions to noncontrolling interests - partially owned properties	—	—	—	—	—	(34)	(34)
Issuance of units in exchange for contributions of equity offering proceeds	—	—	1,276,721	62,466	—	—	62,466
Change in fair value of interest rate swaps and other	—	—	—	—	382	—	382
Amortization of interest rate swap terminations	—	—	—	—	102	—	102
Contributions by noncontrolling interest	—	—	—	—	—	8,158	8,158
Net income	—	3	—	34,047	—	105	34,155
Capital as of March 31, 2017	12,222	$80	133,656,378	$3,491,281	$(3,583)	$13,731	$3,501,509

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
	2017	2016
Operating activities
Net income	$34,449	$46,209
Adjustments to reconcile net income to net cash provided by operating activities:
Gains from disposition of real estate	—	(17,409)
Depreciation and amortization	52,323	53,716
Amortization of deferred financing costs and debt premiums/discounts	(901)	(615)
Share-based compensation	4,256	2,651
Income tax provision	257	345
Amortization of interest rate swap terminations and other	102	103
Changes in operating assets and liabilities:
Restricted cash	1,015	(3,904)
Student contracts receivable, net	647	11,376
Other assets	(2,535)	(1,669)
Accounts payable and accrued expenses	(28,365)	(23,156)
Other liabilities	5,731	(3,580)
Net cash provided by operating activities	66,979	64,067

Investing activities
Proceeds from disposition of properties	—	72,613
Cash paid for land acquisitions	(12,225)	—
Capital expenditures for wholly-owned properties	(12,602)	(9,263)
Investments in wholly-owned properties under development	(116,052)	(76,649)
Capital expenditures for on-campus participating properties	(209)	(655)
Decrease in escrow deposits for real estate investments	(17)	(1,520)
Change in restricted cash related to capital reserves	189	(447)
Purchase of corporate furniture, fixtures and equipment	(2,480)	(1,771)
Net cash used in investing activities	(143,396)	(17,692)

Financing activities
Proceeds from issuance of common units in exchange for contributions, net	62,658	708,345
Pay-off of mortgage and construction loans	—	(4,390)
Pay-off of unsecured term loan	—	(400,000)
Proceeds from unsecured term loan	—	150,000
Proceeds from revolving credit facility	191,800	67,700
Paydowns of revolving credit facility	(105,100)	(136,600)
Scheduled principal payments on debt	(3,323)	(3,917)
Debt issuance and assumption costs	(4,582)	(744)
Contributions by noncontrolling interest	8,158	—
Taxes paid on net-share settlements	(4,283)	(2,977)
Distributions paid to common and preferred unitholders	(56,419)	(52,685)
Distributions paid on unvested restricted stock awards	(468)	(393)
Distributions paid to noncontrolling interests - partially owned properties	(34)	(100)
Net cash provided by financing activities	88,407	324,239

Net change in cash and cash equivalents	11,990	370,614
Cash and cash equivalents at beginning of period	22,140	16,659
Cash and cash equivalents at end of period	$34,130	$387,273

Supplemental disclosure of non-cash investing and financing activities
Conversion of common and preferred operating partnership units to common stock	$—	$163
Non-cash contribution from noncontrolling interest	$3,000	$—
Non-cash consideration exchanged in purchase of land parcel	$(2,014)	$—
Change in accrued construction in progress	$10,170	$12,707
Change in fair value of derivative instruments, net	$382	$(1,513)
Change in fair value of redeemable noncontrolling interests	$2,243	$(6,833)

Supplemental disclosure of cash flow information
Cash paid for interest, net of amounts capitalized	$14,443	$30,668

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

The general partner of ACCOP is American Campus Communities Holdings, LLC (“ACC Holdings”), an entity that is wholly-owned by ACC.  As of March 31, 2017, ACC Holdings held an ownership interest in ACCOP of less than 1%. The limited partners of ACCOP are ACC and other limited partners consisting of current and former members of management and nonaffiliated third parties.  As of March 31, 2017, ACC owned an approximate 99.2% limited partnership interest in ACCOP.  As the sole member of the general partner of ACCOP, ACC has exclusive control of ACCOP’s day-to-day management.  Management operates ACC and ACCOP as one business.  The management of ACC consists of the same members as the management of ACCOP.  ACC consolidates ACCOP for financial reporting purposes, and ACC does not have significant assets other than its investment in ACCOP.  Therefore, the assets and liabilities of ACC and ACCOP are the same on their respective financial statements.  References to the “Company” means collectively ACC, ACCOP and those entities/subsidiaries owned or controlled by ACC and/or ACCOP.  References to the “Operating Partnership” mean collectively ACCOP and those entities/subsidiaries owned or controlled by ACCOP.  Unless otherwise indicated, the accompanying Notes to the Consolidated Financial Statements apply to both the Company and the Operating Partnership.

As of March 31, 2017, the Company’s property portfolio contained 157 properties with approximately 97,500 beds.  The Company’s property portfolio consisted of 122 owned off-campus student housing properties that are in close proximity to colleges and universities, 30 American Campus Equity (“ACE®”) properties operated under ground/facility leases with 14 university systems and five on-campus participating properties operated under ground/facility leases with the related university systems.  Of the 157 properties, 17 were under development as of March 31, 2017, and when completed will consist of a total of approximately 13,100 beds.  The Company’s communities contain modern housing units and are supported by a resident assistant system and other student-oriented programming, with many offering resort-style amenities.

Through one of ACC’s taxable REIT subsidiaries (“TRSs”), the Company also provides construction management and development services, primarily for student housing properties owned by colleges and universities, charitable foundations, and others.  As of March 31, 2017, also through one of ACC’s TRSs, the Company provided third-party management and leasing services for 37 properties that represented approximately 29,700 beds.  Third-party management and leasing services are typically provided pursuant to management contracts that have initial terms that range from one to five years.  As of March 31, 2017, the Company’s total owned and third-party managed portfolio included 194 properties with approximately 127,200 beds.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements, presented in U.S. dollars, are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities as of the date of the financial statements, and revenue and expenses during the reporting periods. The Company’s actual results could differ from those estimates and assumptions. All material intercompany transactions among consolidated entities have been eliminated. All dollar amounts in the tables herein, except share, per share, unit and per unit amounts, are stated in thousands unless otherwise indicated.

Principles of Consolidation

The Company’s consolidated financial statements include its accounts and the accounts of other subsidiaries and joint ventures (including partnerships and limited liability companies) over which it has control. Investments acquired or created are evaluated based on the accounting guidance relating to variable interest entities (“VIEs”), which requires the consolidation of VIEs in which

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

the Company is considered to be the primary beneficiary. If the investment is determined not to be a VIE, then the investment is evaluated for consolidation using the voting interest model.

Recently Issued Accounting Pronouncements

In February 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2017-05 (“ASU 2017-05”), “Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20), Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets.” The purpose of this ASU is to eliminate the diversity in practice in accounting for derecogntiion of a nonfinancial asset and in-substance nonfinancial assets (only when the asset or asset group does not meet the definition of a business or the transaction is not a sale to a customer). The guidance is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption for the fiscal years beginning after December 15, 2016 is permitted. This ASU is required to be adopted in conjunction with the Company’s adoption of ASU 2014-09, the new revenue recognition standard, which will be adopted as of January 1, 2018. Upon adoption of this ASU, application must be performed on a retrospective basis for each period presented in the Company’s financial statements or a retrospective basis with a cumulative-effect adjustment to retained earnings at the beginning of the fiscal year of adoption. The Company is currently assessing whether ASU 2017-05 will have a material effect on its consolidated financial statements and related disclosures.

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

The Company plans to adopt the new revenue standard as of January 1, 2018 and is currently evaluating each of its revenue streams to identify any differences in the timing, measurement or presentation of revenue recognition under the new standard, as well as evaluating methods of adoption. The Company does not expect the adoption of this standard to have a significant impact on its consolidated financial statements, as a substantial portion of its revenue consists of rental income from leasing arrangements, which is specifically excluded from ASU 2014-09, and will be evaluated with the adoption of the lease accounting standard, ASU 2016-02, discussed above. Additionally, the Company currently does not anticipate a material impact to its consolidated financial statements for property dispositions given the simplicity of the Company’s historical disposition transactions. The Company anticipates the primary effects of the new standard will be associated with the Company’s non-leasing revenue streams, which represent less than 5% of consolidated total revenues.

In addition, the Company does not expect the following accounting pronouncements to have a material effect on its consolidated financial statements:

•	ASU 2016-18, “Statement of Cash Flows: Restricted Cash.”

•	ASU 2016-15, “Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments.”

•	ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments.”

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Recently Adopted Accounting Pronouncements

On January 1, 2017, the Company adopted Accounting Standards Update 2017-01 (“ASU 2017-01”), “Business Combinations: Clarifying the Definition of a Business.” The amendments in this guidance clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The guidance is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years; early adoption is permitted. ASU 2017-01 will be applied prospectively to any transactions occurring subsequent to January 1, 2017. Under the new standard, the Company expects that most property acquisitions will be accounted for as asset acquisitions, and as a result, most transaction costs will be capitalized rather than expensed. The impact on the Company’s consolidated financial statements will depend on the size and volume of future acquisition activity.

In addition, on January 1, 2017, the Company adopted the following accounting pronouncements which did not have a material effect on the Company’s consolidated financial statements:

•
ASU 2017-03, “Accounting Changes and Error Corrections (Topic 250) and Investments — Equity Method and Joint Ventures (Topic 323): Amendments to SEC Paragraphs Pursuant to Staff Announcements at the September 22, 2016 and November 17, 2016 EITF Meetings (SEC Update).”

•	ASU 2016-05, “Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships.”

Interim Financial Statements

The accompanying interim financial statements are unaudited, but have been prepared in accordance with GAAP for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission.  Accordingly, they do not include all disclosures required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements of the Company for these interim periods have been included.  Because of the seasonal nature of the Company’s operations, the results of operations and cash flows for any interim period are not necessarily indicative of results for other interim periods or for the full year.  These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

Project costs directly associated with the development and construction of an owned real estate project, which include interest, property taxes, and amortization of deferred finance costs, are capitalized as construction in progress.  Upon completion of the project, costs are transferred into the applicable asset category and depreciation commences.  Interest totaling approximately $4.4 million and $2.1 million was capitalized during the three months ended March 31, 2017 and 2016, respectively.

Management assesses whether there has been an impairment in the value of the Company’s investments in real estate whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Impairment is recognized

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

when estimated expected future undiscounted cash flows are less than the carrying value of the property, or when a property meets the criteria to be classified as held for sale, at which time an impairment charge is recognized for any excess of the carrying value of the property over the expected net proceeds from the disposal.  The estimation of expected future net cash flows is inherently uncertain and relies on assumptions regarding current and future economics and market conditions.  If such conditions change, then an adjustment to the carrying value of the Company’s long-lived assets could occur in the future period in which the conditions change.  To the extent that a property is impaired, the excess of the carrying amount of the property over its estimated fair value is charged to earnings. The Company believes that there were no impairment indicators of the carrying values of its investments in real estate as of March 31, 2017.

The Company evaluates each acquisition to determine if the integrated set of assets and activities acquired meet the definition of a business under ASU 2017-01.  If either of the following criteria is met, the integrated set of assets and activities acquired would not qualify as a business:

•	Substantially all of the fair value of the gross assets acquired is concentrated in either a single identifiable asset or a group of similar identifiable assets; or

•
The integrated set of assets and activities is lacking, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs (i.e. revenue generated before and after the transaction).

Property acquisitions deemed to qualify as a business are accounted for as business combinations, and the related acquisition costs are expensed as incurred. The Company allocates the purchase price of properties acquired in business combinations to net tangible and identified intangible assets based on their fair values.  Fair value estimates are based on information obtained from a number of sources, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property, the Company’s own analysis of recently acquired and existing comparable properties in the Company’s portfolio, and other market data.  Information obtained about each property as a result of due diligence, marketing and leasing activities is also considered.  The value allocated to land is generally based on the actual purchase price if acquired separately, or market research/comparables if acquired as part of an existing operating property.  The value allocated to building is based on the fair value determined on an “as-if vacant” basis, which is estimated using a replacement cost approach that relies upon assumptions that the Company believes are consistent with current market conditions for similar properties. The value allocated to furniture, fixtures, and equipment is based on an estimate of the fair value of the appliances and fixtures inside the units. The Company has determined these estimates are primarily based upon unobservable inputs and therefore are considered to be Level 3 inputs within the fair value hierarchy.

Acquisitions of properties that do not meet the definition of a business are accounted for as asset acquisitions.  The accounting model for asset acquisitions is similar to the accounting model for business combinations except that the acquisition consideration (including transaction costs) is allocated to the individual assets acquired and liabilities assumed on a relative fair value basis.  The relative fair values used to allocate the cost of an asset acquisition are determined using the same methodologies and assumptions as those utilized to determine fair value in a business combination.

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

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Concurrent with this classification, the asset is recorded at the lower of cost or fair value less estimated selling costs, and depreciation ceases (see Note 4).

Pre-development Expenditures

Pre-development expenditures such as architectural fees, permits and deposits associated with the pursuit of third-party and owned development projects are expensed as incurred, until such time that management believes it is probable that the contract will be executed and/or construction will commence.  Because the Company frequently incurs these pre-development expenditures before a financing commitment and/or required permits and authorizations have been obtained, the Company bears the risk of loss of these pre-development expenditures if financing cannot ultimately be arranged on acceptable terms or the Company is unable to successfully obtain the required permits and authorizations.  As such, management evaluates the status of third-party and owned projects that have not yet commenced construction on a periodic basis and expenses any deferred costs related to projects whose current status indicates the commencement of construction is unlikely and/or the costs may not provide future value to the Company in the form of revenues.  Such write-offs are included in third-party development and management services expenses (in the case of third-party development projects) or general and administrative expenses (in the case of owned development projects) on the accompanying consolidated statements of comprehensive income.  As of March 31, 2017, the Company has deferred approximately $7.5 million in pre-development costs related to third-party and owned development projects that have not yet commenced construction.  Such costs are included in other assets on the accompanying consolidated balance sheets.

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

The following potentially dilutive securities were outstanding for the three months ended March 31, 2017 and 2016, but were not included in the computation of diluted earnings per share because the effects of their inclusion would be anti-dilutive.

	Three Months Ended March 31,
	2017	2016
Common OP Units (Note 9)	1,029,131	1,310,046
Preferred OP Units (Note 9)	77,513	103,590
Total potentially dilutive securities	1,106,644	1,413,636

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

 The following is a summary of the elements used in calculating basic and diluted earnings per share:

	Three Months Ended March 31,
	2017	2016
Numerator – basic and diluted earnings per share:
Net income	$34,449	$46,209
Net income attributable to noncontrolling interests	(399)	(622)
Net income attributable to common stockholders	34,050	45,587
Amount allocated to participating securities	(468)	(393)
Net income attributable to common stockholders	$33,582	$45,194

Denominator:
Basic weighted average common shares outstanding	133,052,444	123,445,985
Unvested Restricted Stock Awards (Note 10)	933,878	820,327
Diluted weighted average common shares outstanding	133,986,322	124,266,312

Earnings per share:
Net income attributable to common stockholders - basic	$0.25	$0.37
Net income attributable to common stockholders - diluted	$0.25	$0.36

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

The following is a summary of the elements used in calculating basic and diluted earnings per unit:

	Three Months Ended March 31,
	2017	2016
Numerator – basic and diluted earnings per unit:
Net income	$34,449	$46,209
Net income attributable to noncontrolling interests – partially owned properties	(105)	(104)
Series A preferred unit distributions	(31)	(42)
Amount allocated to participating securities	(468)	(393)
Net income attributable to common unitholders	$33,845	$45,670

Denominator:
Basic weighted average common units outstanding	134,081,575	124,756,031
Unvested Restricted Stock Awards (Note 10)	933,878	820,327
Diluted weighted average common units outstanding	135,015,453	125,576,358

Earnings per unit:
Net income attributable to common unitholders - basic	$0.25	$0.37
Net income attributable to common unitholders - diluted	$0.25	$0.36

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

3. Acquisitions

During the three months ended March 31, 2017, the Company purchased three land parcels for a total purchase price of approximately $17.3 million. Total cash consideration was approximately $12.2 million. The difference between the contracted purchase price and the cash consideration represents a non-cash contribution from a noncontrolling interest and the forgiveness of a loan receivable.

4. Property Dispositions

The following wholly-owned property was classified as held for sale on the accompanying consolidated balance sheet as of March 31, 2017:

Property	Location	Primary University Served	Beds
The Province - Dayton	Dayton, OH	Wright State University	657

The property is included in the Company’s wholly-owned property segment. Concurrent with the classification of this property as held for sale in December 2016, the Company reduced the property’s carrying amount to its estimated fair value less estimated selling costs, and ceased depreciation.

During the three months ended March 31, 2016, the Company sold two wholly-owned properties containing 1,324 beds for a total sales price of approximately $73.8 million, resulting in net proceeds of approximately $72.6 million. The combined net gain on these dispositions totaled approximately $17.4 million.

5. Investments in Wholly-Owned Properties

Wholly-owned properties consisted of the following:

	March 31, 2017	December 31, 2016
Land (1)	$585,498	$568,266
Buildings and improvements	5,069,126	5,065,137
Furniture, fixtures and equipment	303,886	303,240
Construction in progress	490,527	349,498
	6,449,037	6,286,141
Accumulated depreciation	(907,538)	(859,127)
Wholly-owned properties, net (2)	$5,541,499	$5,427,014

(1)
The land balance above includes undeveloped land parcels with book values of approximately $48.5 million and $38.5 million as of March 31, 2017 and December 31, 2016, respectively.  It also includes land totaling approximately $66.3 million and $61.2 million as of March 31, 2017 and December 31, 2016, respectively, related to properties under development.

(2)	Excludes the net book value of one property classified as held for sale in the accompanying consolidated balance sheets (see Note 4).

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

6. On-Campus Participating Properties

On-campus participating properties are as follows:

			Historical Cost
Lessor/University	Lease Commencement	Required Debt Repayment	March 31, 2017	December 31, 2016
Texas A&M University System / Prairie View A&M University (1)	2/1/1996	9/1/2023	$45,317	$45,310
Texas A&M University System / Texas A&M International	2/1/1996	9/1/2023	7,224	7,215
Texas A&M University System / Prairie View A&M University (2)	10/1/1999	8/31/2025	28,699	28,627
		8/31/2028
University of Houston System / University of Houston (3)	9/27/2000	8/31/2035	38,069	37,960
West Virginia University System / West Virginia University	7/16/2013	7/16/2045	43,830	43,817
			163,139	162,929
Accumulated amortization			(78,993)	(77,132)
On-campus participating properties, net			$84,146	$85,797

(1)	Consists of three phases placed in service between 1996 and 1998.

(2)	Consists of two phases placed in service in 2000 and 2003.

(3)	Consists of two phases placed in service in 2001 and 2005.

7. Debt

A summary of the Company’s outstanding consolidated indebtedness is as follows:

	March 31, 2017	December 31, 2016
Debt secured by wholly-owned properties:
Mortgage loans payable:
Unpaid principal balance	$557,617	$559,642
Unamortized deferred financing costs	(2,814)	(3,040)
Unamortized debt premiums	24,821	26,830
	579,624	583,432
Debt secured by on-campus participating properties:
Mortgage loans payable	71,188	71,662
Bonds payable	33,870	33,870
Unamortized deferred financing costs	(737)	(769)
	104,321	104,763
Total secured mortgage, construction and bond debt	683,945	688,195
Unsecured notes, net of unamortized OID and deferred financing costs (1)	1,189,256	1,188,737
Unsecured term loans, net of unamortized deferred financing costs (2)	149,120	149,065
Unsecured revolving credit facility	186,000	99,300
Total debt, net	$2,208,321	$2,125,297

(1)
Includes net unamortized original issue discount (“OID”) of $1.8 million at March 31, 2017 and $1.9 million at December 31, 2016, and net unamortized deferred financing costs of $8.9 million at March 31, 2017 and $9.3 million at December 31, 2016.

(2)	Includes net unamortized deferred financing costs of $0.9 million at March 31, 2017 and $0.9 million at December 31, 2016.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Pay-off of Mortgage and Construction Debt

During the three months ended March 31, 2017, the Company did not pay off any fixed rate mortgage debt.

Unsecured Notes

The Company has issued the following senior unsecured notes:

Date Issued	Amount	% of Par Value	Coupon	Yield		Original Issue Discount	Term (Years)
April 2013	$400,000	99.659	3.750%	3.791%		$1,364	10
June 2014	400,000	99.861	4.125%	4.269%	(1)	556	10
September 2015	400,000	99.811	3.350%	3.391%		756	5
	$1,200,000					$2,676

(1)	The yield includes the effect of the amortization of interest rate swap terminations (see Note 11).

The notes are fully and unconditionally guaranteed by the Company.  Interest on the notes is payable semi-annually. The terms of the unsecured notes include certain financial covenants that require the Operating Partnership to limit the amount of total debt and secured debt as a percentage of total asset value, as defined.  In addition, the Operating Partnership must maintain a minimum ratio of unencumbered asset value to unsecured debt, as well as a minimum interest coverage level. As of March 31, 2017, the Company was in compliance with all such covenants.

Unsecured Credit Facility

As of December 31, 2016, the Company had an aggregate unsecured credit facility totaling $650 million which was comprised of a $150 million Term Loan (“Term Loan I Facility”) and a $500 million unsecured revolving credit facility. The maturity date of the unsecured revolving credit facility was March 2018 and it could be extended for an additional 12 months to March 2019, subject to the satisfaction of certain conditions.

In January 2017, the Company entered into the Fifth Amended and Restated Credit Agreement (the “Agreement”). Pursuant to the Agreement, the Company increased the size of its existing unsecured revolving credit facility to $700 million, such that, when combined with the Company’s existing $150 million Term Loan I Facility, the Company will have an aggregate unsecured credit facility of $850 million, which may be expanded by up to an additional $500 million upon the satisfaction of certain conditions.
In connection with the Agreement, the maturity date of the revolving credit facility was extended from March 2018 to March 2022. The maturity date for the Term Loan I Facility remained the same at January 2021.

Each loan bears interest at a variable rate, at the Company’s option, based upon a base rate or one-, two-, three- or six-month LIBOR, plus, in each case, a spread based upon the Company’s investment grade rating from either Moody’s Investor Services, Inc. or Standard & Poor’s Rating Group. Including the current spread of 1.10%, the all-in weighted average annual rate on the Term Loan I Facility was 1.89% at March 31, 2017. Additionally, the Company is required to pay a facility fee of 0.20% per annum on the $700 million revolving credit facility.  As of March 31, 2017, the revolving credit facility bore interest at a weighted average annual rate of 2.1% (0.9% + 1.00% spread + 0.20% facility fee), and availability under the revolving credit facility totaled $514.0 million.

The terms of the unsecured credit facility include certain restrictions and covenants, which limit, among other items, the incurrence of additional indebtedness and liens.  The facility contains customary affirmative and negative covenants and also contains financial covenants that, among other things, require the Company to maintain certain maximum leverage ratios and minimum ratios of “EBITDA” (earnings before interest, taxes, depreciation and amortization) to fixed charges.  The financial covenants also include a minimum asset value requirement, a maximum secured debt ratio, and a minimum unsecured debt service coverage ratio.  As of March 31, 2017, the Company was in compliance with all such covenants.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

8. Stockholders’ Equity / Partners’ Capital

Stockholders’ Equity - Company

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

The following table presents activity under the Company’s ATM Equity Program during three months ended March 31, 2017. There was no activity under the Company’s ATM Equity Program during the three months ended March 31, 2016:

Three Months Ended March 31, 2017
Total net proceeds	$62,658
Commissions paid to sales agents	$795
Weighted average price per share	$49.70
Shares of common stock sold	1,276,721

As of March 31, 2017, the Company had approximately $360.5 million available for issuance under its ATM Equity Program.

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

In 2015, the Company established a Non-Qualified Deferred Compensation Plan (“Deferred Compensation Plan”) maintained for the benefit of select employees and members of the Company’s Board of Directors, in which vested share awards (see Note 10), salary and other cash amounts earned may be deposited. Deferred Compensation Plan assets are held in a rabbi trust, which is subject to the claims of the Company’s creditors in the event of bankruptcy or insolvency. The shares held in the Deferred Compensation Plan are classified within stockholders’ equity in a manner similar to the manner in which treasury stock is classified. Subsequent changes in the fair value of the shares are not recognized. During the three months ended March 31, 2017, 4,860 shares of vested restricted stock awards (“RSAs”) were deposited into the Deferred Compensation Plan. As of March 31, 2017, 25,041 shares of ACC’s common stock were held in the Deferred Compensation Plan.

Partners’ Capital – Operating Partnership

In connection with the equity offering and ATM Equity Program discussed above, ACCOP issued a number of American Campus Operating Partnership Common OP Units (“Common OP Units”) to ACC equivalent to the number of common shares issued by ACC.

9. Noncontrolling Interests

Operating Partnership

Partially-owned properties: As of March 31, 2017, the Operating Partnership consolidates three joint ventures that own and operate University Village at Sweet Home, University Centre and Villas at Chestnut Ridge owned-off campus properties.  The portion of net assets attributable to the third-party partners in these joint ventures is classified as “noncontrolling interests - partially owned properties” within capital on the accompanying consolidated balance sheets of the Operating Partnership.  Accordingly, the third-party partners’ share of the income or loss of the joint ventures is reported on the consolidated statements of comprehensive income of the Operating Partnership as “net income attributable to noncontrolling interests – partially owned properties.”

In December 2016, the Company entered into a pre-sale agreement to purchase The Edge at Stadium Centre. The $9.4 million equity contribution from the developer is reflected as noncontrolling interest - partially owned properties within capital on the accompanying consolidated balance sheets of the Operating Partnership as of March 31, 2017.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

OP Units:  For the portion of OP Units that the Operating Partnership is required, either by contract or securities law, to deliver registered common shares of ACC to the exchanging OP unit holder, or for which the Operating Partnership has the intent or history of exchanging such units for cash, the Company classifies the units as “redeemable limited partners” in the mezzanine section of the consolidated balance sheets of the Operating Partnership. The units classified as such include Series A Preferred Units (“Preferred OP Units”) as well as common OP units that are not held by ACC or ACC Holdings. The value of redeemable limited partners on the consolidated balance sheets of the Operating Partnership is reported at the greater of fair value, which is based on the closing market value of the Company’s common stock at period end, or historical cost at the end of each reporting period. Changes in the value from period to period are charged to limited partners’ capital on the consolidated statement of changes in capital of the Operating Partnership.

Below is a table summarizing the activity of redeemable limited partners for the three months ended March 31, 2017:

December 31, 2016	$55,078
Net income	294
Distributions	(464)
Contribution from noncontrolling interest	3,000
Adjustments to reflect redeemable limited partner units at fair value	(2,243)
March 31, 2017	$55,665

During the year ended December 31, 2016, 280,915 Common OP Units and 31,846 Preferred OP Units were converted into an equal number of shares of ACC’s common stock. There were no conversions of Common or Preferred OP Units during the three months ended March 31, 2017. As of both March 31, 2017 and December 31, 2016, approximately 0.8% of the equity interests of the Operating Partnership were held by owners of Common OP Units and Preferred OP Units not held by ACC or ACC Holdings.

Company

The noncontrolling interests of the Company include the third-party equity interests in partially-owned properties, as discussed above, which are presented as a component of equity in the Company’s consolidated balance sheets.  The Company’s noncontrolling interests also include the redeemable limited partners presented in the consolidated balance sheets of the Operating Partnership and the noncontrolling interest in a subsidiary in which the holders have the ability to require the Company to repurchase their interest in the subsidiary, which are referred to as “redeemable noncontrolling interests” in the mezzanine section of the Company’s consolidated balance sheets.  Noncontrolling interests on the Company’s consolidated statements of comprehensive income include the income/loss attributable to third-party equity interests in partially-owned properties, as well as the income/loss attributable to redeemable noncontrolling interests.

10. Incentive Award Plan

Restricted Stock Awards (“RSAs”)

A summary of RSAs under the American Campus Communities, Inc. 2010 Incentive Award Plan (the “Plan”) as of March 31, 2017 and activity during the three months then ended, is presented below:

Number of RSAs
Nonvested balance at December 31, 2016	773,101
Granted	342,979
Vested	(146,210)
Forfeited (1)	(86,691)
Nonvested balance at March 31, 2017	883,179
     (1) Includes shares withheld to satisfy tax obligations upon vesting.

The fair value of RSAs is calculated based on the closing market value of ACC’s common stock on the date of grant.  The fair value of these awards is amortized to expense over the vesting periods, which amounted to approximately $4.3 million and $2.7 million for the three months ended March 31, 2017 and 2016, respectively. The amortization of restricted stock awards for the

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

three months ended March 31, 2017 includes $1.1 million of contractual executive separation and retirement charges incurred with regards to the retirement of the Company’s Chief Financial Officer.

11. Derivative Instruments and Hedging Activities

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

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements.  To accomplish this objective, the Company primarily uses interest rate swaps and forward starting swaps as part of its interest rate risk management strategy.  Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.  Forward starting swaps are used to protect the Company against adverse fluctuations in interest rates by reducing its exposure to variability in cash flows relating to interest payments on a forecasted issuance of debt. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in other comprehensive income (outside of earnings) and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. Ineffectiveness resulting from the derivative instruments summarized below was immaterial for both the three month periods ended March 31, 2017 and 2016.

The following table summarizes the Company’s outstanding interest rate swap contracts as of March 31, 2017:

Hedged Debt Instrument	Effective Date	Maturity Date	Pay Fixed Rate	Receive Floating Rate Index	Current Notional Amount	Fair Value
Cullen Oaks mortgage loan	Feb 18, 2014	Feb 15, 2021	2.2750%	LIBOR - 1 month	$14,089	$(254)
Cullen Oaks mortgage loan	Feb 18, 2014	Feb 15, 2021	2.2750%	LIBOR - 1 month	14,234	(257)
Park Point mortgage loan	Nov 1, 2013	Oct 5, 2018	1.5450%	LIBOR - 1 month	70,000	(196)
				Total	$98,323	$(707)

In January 2017, the interest rate swaps on the Term Loan I Facility expired, and the remaining immaterial balance in accumulated other comprehensive income was reclassified into earnings.
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of March 31, 2017 and December 31, 2016:

	Liability Derivatives
		Fair Value as of
Description	Balance Sheet Location	March 31, 2017	December 31, 2016
Interest rate swaps contracts	Other liabilities	$707	$1,099
Total derivatives designated as hedging instruments		$707	$1,099

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

12.  Fair Value Disclosures

Financial Instruments Carried at Fair Value

The following table presents information about the Company’s financial instruments measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.  In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities the Company has the ability to access.  Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.  Level 2 inputs include quoted prices for similar assets and liabilities in active markets and inputs other than quoted prices observable for the asset or liability, such as interest rates and yield curves observable at commonly quoted intervals.  Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

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

Disclosures concerning financial instruments measured at fair value are as follows:

	Fair Value Measurements as of
	March 31, 2017				December 31, 2016
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities:
Derivative financial instruments	$—	$707	$—	$707	$—	$1,099	$—	$1,099
Mezzanine:
Redeemable noncontrolling interests (Company)/Redeemable limited partners (Operating Partnership)	$—	$55,665	$—	$55,665	$—	$55,078	$—	$55,078

The Company uses derivative financial instruments, specifically interest rate swaps and forward starting swaps, for nontrading purposes.  The Company uses interest rate swaps to manage interest rate risk arising from previously unhedged interest payments associated with variable rate debt and forward starting swaps to reduce exposure to variability in cash flows relating to interest payments on forecasted issuances of debt.  Through March 31, 2017, derivative financial instruments were designated and qualified as cash flow hedges.  Derivative contracts with positive net fair values inclusive of net accrued interest receipts or payments are recorded in other assets.  Derivative contracts with negative net fair values, inclusive of net accrued interest payments or receipts, are recorded in other liabilities.  The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative.  This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves.  The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts).  The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.

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

Although the Company has determined the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparty.  However, as of March 31, 2017 and December 31, 2016, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Company’s derivative financial instruments.  As a result, the Company has determined each of its derivative valuations in its entirety is classified in Level 2 of the fair value hierarchy.

The OP Unit component of redeemable limited partners in the Operating Partnership (redeemable noncontrolling interests in the Company) has a redemption feature and is marked to its redemption value.  The redemption value is based on the fair value of the Company’s common stock at the redemption date, and therefore, is calculated based on the fair value of the Company’s common stock at the balance sheet date.  Since the valuation is based on observable inputs such as quoted prices for similar instruments in active markets, these instruments are classified in Level 2 of the fair value hierarchy.

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

Unsecured Revolving Credit Facility and Unsecured Term Loan: The fair value of these instruments approximates their carrying values due to the variable interest rate feature of these instruments.

The table below contains the estimated fair value and related carrying amounts for the Company’s financial instruments as of March 31, 2017 and December 31, 2016:

	March 31, 2017			December 31, 2016
	Estimated Fair Value	Carrying Amount		Estimated Fair Value	Carrying Amount
Assets:
Loans receivable	$54,396	$59,370		$54,396	$58,539
Liabilities:
Unsecured notes	$1,228,142	$1,189,256	(1)	$1,211,344	$1,188,737	(1)
Mortgage loans payable	641,187	650,520	(2)	644,617	654,794	(2)
Bonds payable	37,060	33,425		37,066	33,401

(1)	Includes net unamortized OID and net unamortized deferred financing costs (see Note 7).

(2)	Includes net unamortized debt premiums and discounts and net unamortized deferred financing costs (see Note 7).

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

13. Commitments and Contingencies

Commitments

Construction Contracts: As of March 31, 2017, the Company estimates additional costs to complete 16 wholly-owned development projects under construction to be approximately $560.4 million. The Company expects to fund this amount through a combination of net proceeds from the ATM Equity Program discussed in Note 8, cash flows generated from operations, borrowings under our existing unsecured credit facility, accessing the unsecured bond market, and proceeds from anticipated property dispositions.

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

Development-related Guarantees: For certain of its third-party development projects, the Company commonly provides alternate housing and project cost guarantees, subject to force majeure. These guarantees are typically limited, on an aggregate basis, to the amount of the projects’ related development fees or a contractually agreed-upon maximum exposure amount.  Alternate housing guarantees typically expire within five days of scheduled completion, as defined, and generally require the Company to provide substitute living quarters and transportation for students to and from the university if the project is not complete by an agreed-upon completion date. Under project cost guarantees, the Company is responsible for the construction cost of a project in excess of an approved budget. The budget consists primarily of costs included in the general contractors’ guaranteed maximum price contract (“GMP”). In most cases, the GMP obligates the general contractor, subject to force majeure and approved change orders, to provide completion date guarantees and to cover cost overruns and liquidated damages. In addition, the GMP is typically secured with payment and performance bonds. Project cost guarantees expire upon completion of certain developer obligations, which are normally satisfied within one year after completion of the project. For two of its third-party development projects that are currently under construction with the same University system, the Company’s obligation to pay alternate housing costs and excess project costs are unlimited in amount.  However, if the Company’s payment obligation arises from force majeure or is caused by the owner, the owner agrees to reimburse the Company from future cash flow of the project, with such reimbursement being subordinate to any financing on the property but paid prior to the University receiving any cash flow from the property.  If the Company’s obligation is a result of the general contractor and/or design professionals’ negligence, the owner agrees to assign its right to recover from such party to the Company. Additionally, for these two projects, the Company’s exposure to such costs resulting from owner-caused delays, as defined, is limited to $1.5 million.  As of March 31, 2017, management did not anticipate any material deviations from schedule or budget related to third-party development projects currently in progress.

For one of the Company’s wholly-owned development projects that is currently under construction, if the project is terminated by the Company prior to substantial completion, the Company has an obligation to pay the university $20.0 million less the hard costs incurred to date, which include all costs associated with labor, materials and work required in connection with the initial development and construction of the project. As of March 31, 2017, the Company’s exposure under this guarantee is $15.7 million. However, as of March 31, 2017, the Company has no intention of terminating the project.

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

In August 2013, the Company entered into an agreement to convey fee interest in a parcel of land, on which one of the Company’s student housing properties resides (University Crossings), to Drexel University (the “University”). Concurrent with the land conveyance, the Company as lessee entered into a ground lease agreement with the University as lessor for an initial term of 40 years, with three 10-year extensions, at the Company’s option. The Company also agreed to convey the building and improvements to the University at an undetermined date in the future and to pay real estate transfer taxes not to exceed $2.4 million. The Company paid approximately $0.6 million in real estate transfer taxes upon the conveyance of land to the University, leaving approximately $1.8 million to be paid by the Company upon the transfer of the building and improvements.

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

	Three Months Ended March 31,
	2017	2016
Wholly-Owned Properties
Rental revenues and other income	$179,710	$186,504
Interest income	391	265
Total revenues from external customers	180,101	186,769
Operating expenses before depreciation, amortization, ground/facility leases and allocation of corporate overhead	(72,277)	(77,998)
Ground/facility leases	(1,600)	(1,454)
Interest expense	(318)	(6,906)
Operating income before depreciation, amortization, and allocation of corporate overhead	$105,906	$100,411
Depreciation and amortization	$49,657	$51,223
Capital expenditures	$128,654	$85,912
Total segment assets at March 31,	$5,777,544	$5,793,453

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Three Months Ended March 31,
	2017	2016

On-Campus Participating Properties
Total revenues and other income	$10,158	$10,046
Interest income	8	—
Total revenues from external customers	10,166	10,046
Operating expenses before depreciation, amortization, ground/facility leases and allocation of corporate overhead	(2,936)	(2,758)
Ground/facility leases	(757)	(850)
Interest expense	(1,333)	(1,418)
Operating income before depreciation, amortization and allocation of corporate overhead	$5,140	$5,020
Depreciation and amortization	$1,860	$1,823
Capital expenditures	$209	$655
Total segment assets at March 31,	$104,334	$107,731

Development Services
Development and construction management fees	$456	$1,035
Operating expenses	(3,604)	(3,595)
Operating loss before depreciation, amortization and allocation of corporate overhead	$(3,148)	$(2,560)
Total segment assets at March 31,	$2,134	$2,397

Property Management Services
Property management fees from external customers	$2,614	$2,410
Intersegment revenues	4,938	5,951
Total revenues	7,552	8,361
Operating expenses	(3,424)	(2,984)
Operating income before depreciation, amortization and allocation of corporate overhead	$4,128	$5,377
Total segment assets at March 31,	$8,903	$8,876

Reconciliations
Total segment revenues and other income	$198,275	$206,211
Unallocated interest income earned on investments and corporate cash	833	1,014
Elimination of intersegment revenues	(4,938)	(5,951)
Total consolidated revenues, including interest income	$194,170	$201,274

Segment operating income before depreciation, amortization and allocation of corporate overhead	$112,026	$108,248
Depreciation and amortization	(53,351)	(56,258)
Net unallocated expenses relating to corporate interest and overhead	(23,969)	(22,845)
Gain from disposition of real estate	—	17,409
Income tax provision	(257)	(345)
Net income	$34,449	$46,209

Total segment assets	$5,892,915	$5,912,457
Unallocated corporate assets	95,051	455,080
Total assets at March 31,	$5,987,966	$6,367,537

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

15. Subsequent Events

Distributions:  On May 3, 2017, the Company declared a distribution per share of $0.44, which will be paid on May 26, 2017 to all common stockholders of record as of May 15, 2017.  At the same time, the Operating Partnership will pay an equivalent amount per unit to holders of Common OP Units, as well as the quarterly cumulative preferential distribution to holders of Preferred OP Units (see Note 9).

Property Acquisitions:  In April 2017, the Company acquired The Arlie, a 598-bed wholly-owned property located near the University of Texas Arlington campus, for approximately $46.0 million.

Property Dispositions: In April 2017, the Company sold one wholly-owned property containing 657 beds. Refer to Note 4 for additional information about this property.

ATM Equity Program: Subsequent to quarter end, the company sold 0.4 million shares of common stock under its ATM Equity Program at a weighted average price of $47.97 per share for net proceeds of approximately $19.2 million.

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

Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following: general risks affecting the real estate industry; risks associated with changes in University admission or housing policies; risks associated with the availability and terms of financing and the use of debt to fund acquisitions and developments; failure to manage effectively our growth and expansion into new markets or to integrate acquisitions successfully; risks and uncertainties affecting property development and construction; risks associated with downturns in the national and local economies, volatility in capital and credit markets, increases in interest rates, and volatility in the securities markets; costs of compliance with the Americans with Disabilities Act and other similar laws; potential liability for uninsured losses and environmental contamination; risks associated with our Company’s potential failure to qualify as a REIT under the Internal Revenue Code of 1986 (the “Code”), as amended, and possible adverse changes in tax and environmental laws; and the other factors discussed in the “Risk Factors” contained in Item 1A of our Form 10-K for the year ended December 31, 2016.

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

Property Portfolio

As of March 31, 2017, our total owned property portfolio contained 157 properties, consisting of owned off-campus student housing properties that are in close proximity to colleges and universities, American Campus Equity (“ACE®”) properties operated under ground/facility leases with university systems, and on-campus participating properties operated under ground/facility leases with the related university systems.  Of the 157 properties, 17 were under development as of March 31, 2017.  Our communities contain modern housing units and are supported by a resident assistant system and other student-oriented programming, with many offering resort-style amenities.

As of March 31, 2017, through ACC’s taxable REIT subsidiary (“TRS”) entities, we provided third-party management and leasing services for 37 properties, bringing our total owned and third-party managed portfolio to 194 properties.  Third-party management and leasing services are typically provided pursuant to management contracts that have initial terms that range from one to five years.

Below is a summary of our property portfolio as of March 31, 2017:

Property portfolio:	Properties	Beds
Wholly-owned operating properties:
Off-campus properties	113	63,127
On-campus ACE (1)	22	16,161
Subtotal – operating properties	135	79,288

Wholly-owned properties under development:
Off-campus properties	9	5,708
On-campus ACE (2)	8	7,421
Subtotal – properties under development	17	13,129

Total wholly-owned properties	152	92,417

On-campus participating properties	5	5,086

Total owned property portfolio	157	97,503

Managed properties	37	29,714
Total property portfolio	194	127,217

(1)	Includes two properties at Prairie View A&M University that we ultimately expect to be refinanced under the existing on-campus participating structure.

(2)	Includes one property at Prairie View A&M University that we ultimately expect to be refinanced under the existing on-campus participating structure.

Owned development activity

At March 31, 2017, we were in the process of constructing nine owned off-campus properties and eight on-campus ACE properties. These properties are summarized in the table below:

Project	Project Type	Location	Primary University Served	Beds	Estimated Project Cost	Total Costs Incurred	Scheduled Completion

Tooker House	ACE	Tempe, AZ	Arizona State University	1,594	$107,800	$82,712	August 2017
Sky View	ACE	Flagstaff, AZ	Northern Arizona University	626	56,600	41,654	August 2017
University Square	ACE	Prairie View, TX	Prairie View A&M University	466	26,800	21,304	August 2017
U Centre on Turner	Off-campus	Columbia, MO	University of Missouri	718	69,100	58,149	August 2017
U Pointe on Speight	Off-campus	Waco, TX	Baylor University	700	49,800	35,536	August 2017
21Hundred @ Overton Park	Off-campus	Lubbock, TX	Texas Tech University	1,204	81,600	69,492	August 2017
Suites at 3rd	Off-campus	Champaign, IL	University of Illinois	251	25,000	15,712	August 2017
U Club Binghamton Phase II	Off-campus	Binghamton, NY	SUNY Binghamton University	562	55,800	43,942	August 2017
Callaway House Apartments	Off-campus	Norman, OK	University of Oklahoma	915	89,100	65,417	August 2017
U Centre on College	Off-campus	Clemson, SC	Clemson University	418	41,500	33,937	August 2017
SUBTOTAL – 2017 DELIVERIES				7,454	$603,100	$467,855

Virginia Commonwealth Univ.	ACE	Richmond, VA	Virginia Commonwealth Univ.	1,524	$95,700	$25,175	August 2018
Schwitzer Hall	ACE	Indianapolis, IN	Butler University	648	38,900	4,432	August 2018
Greek Leadership Village	ACE	Tempe, AZ	Arizona State University	957	69,600	8,793	August 2018
Bancroft Residence Hall	ACE	Berkeley, CA	University of California, Berkeley	781	98,700	18,313	August 2018
U Club Townhomes	Off-campus	Oxford, MS	University of Mississippi	528	44,300	7,089	August 2018
The Edge - Stadium Centre (1)	Off-campus	Tallahassee, FL	Florida State University	412	42,600	8,101	August 2018
SUBTOTAL – 2018 DELIVERIES				4,850	$389,800	$71,903

Columbus Avenue Student Apts.	ACE	Boston, MA	Northeastern University	825	$153,400	$11,670	August 2019

TOTAL – ALL PROJECTS				13,129	$1,146,300	$551,428

(1) In December 2016, we entered into a pre-sale agreement to purchase The Edge - Stadium Centre, a property which is scheduled to be completed in August 2018. The estimated project cost includes the purchase price, elected upgrades and transaction costs.

Dispositions

As of March 31, 2017, the Company had one wholly-owned property classified as held for sale. Refer to Note 4 in the accompanying Notes to Consolidated Financial Statements contained in Item 1 for a more detailed discussion of our recent disposition activity.

Third-Party Development Services

Through ACC’s TRS entities, we provide development and construction management services for student housing properties owned by colleges and universities, charitable foundations and others.  As of March 31, 2017, we were under contract on two third-party development projects that are currently under construction and whose fees total $3.4 million.  As of March 31, 2017, fees of approximately $0.7 million remained to be earned by the Company with respect to these projects, which have scheduled completion dates in August 2017.

Results of Operations

Comparison of the Three Months Ended March 31, 2017 and March 31, 2016

The following table presents our results of operations for the three months ended March 31, 2017 and 2016, including the amount and percentage change in these results between the two periods.

	Three Months Ended March 31,
	2017	2016	Change ($)	Change (%)
Revenues
Wholly-owned properties	$178,831	$185,702	$(6,871)	(3.7)%
On-campus participating properties	10,158	10,046	112	1.1%
Third-party development services	456	1,035	(579)	(55.9)%
Third-party management services	2,614	2,410	204	8.5%
Resident services	879	802	77	9.6%
Total revenues	192,938	199,995	(7,057)	(3.5)%

Operating expenses
Wholly-owned properties	74,957	78,851	(3,894)	(4.9)%
On-campus participating properties	3,265	3,042	223	7.3%
Third-party development and management services	4,083	3,738	345	9.2%
General and administrative	6,734	5,309	1,425	26.8%
Depreciation and amortization	52,323	53,716	(1,393)	(2.6)%
Ground/facility leases	2,357	2,304	53	2.3%
Total operating expenses	143,719	146,960	(3,241)	(2.2)%

Operating income	49,219	53,035	(3,816)	(7.2)%

Nonoperating income and (expenses)
Interest income	1,232	1,279	(47)	(3.7)%
Interest expense	(14,717)	(22,627)	7,910	(35.0)%
Amortization of deferred financing costs	(1,028)	(2,542)	1,514	(59.6)%
Gain from disposition of real estate	—	17,409	(17,409)	(100.0)%
Total nonoperating expense	(14,513)	(6,481)	(8,032)	123.9%

Income before income taxes	34,706	46,554	(11,848)	(25.5)%
Income tax provision	(257)	(345)	88	(25.5)%

Net income	34,449	46,209	(11,760)	(25.4)%

Net income attributable to noncontrolling interests	(399)	(622)	223	(35.9)%
Net income attributable to ACC, Inc. and Subsidiaries common stockholders	$34,050	$45,587	$(11,537)	(25.3)%

Same Store and New Property Operations

We define our same store property portfolio as wholly-owned properties that were owned and operating for both of the full years ended December 31, 2017 and December 31, 2016, which are not conducting or planning to conduct substantial development or redevelopment activities, and are not classified as held for sale as of March 31, 2017. Prior to the third quarter of 2016, we included properties classified as held for sale in our same store property portfolio. We revised the definition of our same store property portfolio during the third quarter of 2016 to exclude such properties in order to better reflect the operating results of our ongoing portfolio.

Same store revenues are defined as revenues generated from our same store portfolio and consist of rental revenue earned from student leases as well as other income items such as utility income, damages, parking income, summer conference rent, application and administration fees, income from retail tenants, and income earned by one of our TRS entities from ancillary activities such as the provision of food services.

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

A reconciliation of our same store, new property and sold/held for sale property operations to our consolidated statements of comprehensive income is set forth below:

	Same Store Properties		New Properties		Sold/Held for Sale Properties (1)		Total - All Properties
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2017	2016	2017	2016	2017 (2)	2016 (3)	2017	2016
Number of properties (4)	125	125	9	—	1	23	135	148
Number of beds (4)	74,731	74,731	3,900	—	657	14,064	79,288	88,795

Revenues (5)	$169,714	$164,225	$8,965	$87	$1,031	$22,192	$179,710	$186,504
Operating expenses	70,856	68,556	3,529	73	572	10,222	74,957	78,851

(1)	Does not include the allocation of payroll and other administrative costs related to corporate management or oversight.

(2)	Includes one wholly-owned property classified as held for sale as of March 31, 2017.

(3)
Includes 21 wholly-owned properties that were sold during the year ended December 31, 2016 along with one property that was classified as held for sale as of March 31, 2017. One of the properties sold consists of two phases which are counted separately in the property portfolio numbers above.

(4)	Does not include properties under construction or undergoing redevelopment.

(5)	Includes revenues which are reflected as resident services revenue on the accompanying consolidated statements of comprehensive income.

Same Store Properties.  The increase in revenue from our same store properties was primarily due to an increase in average rental rates for the 2016/2017 academic year, partially offset by a decrease in our weighted average occupancy from 97.0% during the three months ended March 31, 2016 to 96.9% during the three months ended March 31, 2017. Future revenues will be dependent on our ability to maintain our current leases in effect for the 2016/2017 academic year and our ability to obtain appropriate rental rates and desired occupancy for the 2017/2018 academic year at our various properties.

The increase in operating expenses from our same store properties was primarily due to: (i) an increase in property taxes due to increased property tax assessments in various markets and increases related to 2015 development deliveries that were assessed at full value for the first time; (ii) an increase in utilities expense as a result of overall increases in gas, water and sewage use; (iii) additional marketing expenses incurred during the first quarter 2017 for marketing activities at various markets that are experiencing a slower lease-up due to new supply; and (iv) an increase in repairs and maintenance due to insurance deductibles for weather related events and non-routine repair work at certain properties. We anticipate that operating expenses for our same store property portfolio for 2017 will increase as compared to 2016 as a result of the reasons discussed above and general inflation.

New Property Operations. Our new properties for the three months ended March 31, 2017 are summarized in the table below:

Property	Location	Primary University Served	Beds	Acquisition/ Opening Date
Acquisitions:
University Crossings	Charlotte, NC	University of North Carolina	546	August 2016
U Point	Syracuse, NY	Syracuse University	163	October 2016
		SUBTOTAL - Acquisitions	709
Owned Developments:
Currie Hall	Los Angeles, CA	University of Southern California	456	August 2016
Fairview House	Indianapolis, IN	Butler University	633	August 2016
University Pointe	Louisville, KY	University of Louisville	531	August 2016
U Club on 28th	Boulder, CO	University of Colorado	398	August 2016
U Club Sunnyside	Morgantown, WV	West Virginia University	534	August 2016
The Court at Stadium Centre	Tallahassee, FL	Florida State University	260	August 2016
Merwick Stanworth Phase II	Princeton, NJ	Princeton University	379	September 2016
		SUBTOTAL - Owned Developments	3,191
		Total - New Properties	3,900

Third-Party Development Services Revenue

Third-party development services revenue decreased by approximately $0.5 million, from $1.0 million during the three months ended March 31, 2016 to $0.5 million for the three months ended March 31, 2017.  During the three months ended March 31, 2017 we had two projects in progress with an average contractual fee of approximately $1.7 million, as compared to the three months ended March 31, 2016 in which we had three projects in progress with an average contractual fee of approximately $1.5 million.

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

Third-Party Development and Management Services Expenses

Third-party development and management services expenses increased by approximately $0.4 million, from $3.7 million during the three months ended March 31, 2016 to $4.1 million for the three months ended March 31, 2017. This increase was due to an increase in the allocation of payroll and other administrative costs related to corporate management and oversight, as a result of growth in our managed property portfolio, related to the provision of management services for 11 properties during the three months ended March 31, 2017, that were part of a portfolio disposed of in the fourth quarter 2016. The transition period for the temporary management of these properties ended on March 31, 2017. We anticipate third-party development and management services expenses will increase in 2017 as compared to 2016 for the reasons discussed above as well as additional anticipated activity in our third-party development services segment.

General and Administrative

General and administrative expenses increased by approximately $1.4 million, from $5.3 million during the three months ended March 31, 2016 to $6.7 million for the three months ended March 31, 2017. This increase was primarily due to a $1.1 million contractual executive separation and retirement charge as a result of the retirement of the Company’s Chief Financial Officer, additional expenses incurred in connection with enhancements to our operating system platforms, additional payroll, healthcare and benefits expense, and other general inflationary factors. We anticipate general and administrative expenses will increase in 2017 as compared to 2016 for the reasons discussed above.

Depreciation and Amortization

Depreciation and amortization decreased by approximately $1.4 million, from $53.7 million during the three months ended March 31, 2016 to $52.3 million for the three months ended March 31, 2017.  This decrease was primarily due to a $5.5 million decrease related to a portfolio of 21 properties sold in 2016 and one property classified as held for sale on December 31, 2016, as we stopped recording depreciation and amortization once the property was classified as held for sale. This decrease was partially offset by an increase in depreciation and amortization expense related to the following: (i) a $2.9 million increase related to the completion of construction and opening of seven owned development properties in August and September of 2016; (ii) a $0.7 million increase due to property acquisition activity during 2016; and (iii) a $0.3 million increase in depreciation expense at our same store properties. We anticipate depreciation and amortization expense to increase in 2017 as compared to 2016 due to the completion of owned development projects in Fall 2016 and Fall 2017, as well as acquisitions in 2016, offset by property dispositions completed during 2016.

Interest Expense

Interest expense decreased by approximately $7.9 million, from $22.6 million during the three months ended March 31, 2016 to $14.7 million for the three months ended March 31, 2017. Interest expense decreased as a result of the following: (i) a decrease of approximately $2.6 million related to the disposition of properties with outstanding mortgage debt during 2016; (ii) a $2.2 million increase in capitalized interest due to the timing and volume of construction activities on our owned development projects during the comparable three month periods; (iii) a decrease of approximately $1.7 million due to the pay-off of our $250 million term loan facility (“Term Loan II Facility”) using proceeds from our February 2016 equity offering and the pay-off of $200 million of the $350 million term loan facility (“Term Loan I Facility”) in November of 2016 using proceeds from the sale of 19 properties; (iv) a $1.6 million decrease related to the pay-off of mortgage loans during 2016; and (v) a $0.3 million decrease related to lower outstanding balances on our mortgage debt due to continued scheduled principal payments. These decreases were partially offset by a $0.5 million increase related to increased borrowings on our revolving credit facility.

We anticipate interest expense will decrease in 2017 as compared to 2016 due to the pay-off of mortgage debt in 2016, the disposition of properties with outstanding mortgage debt during 2016, the expected pay-off of outstanding mortgage loans scheduled to mature in 2017 and the pay-off of $200 million of the $350 million Term Loan I Facility. These decreases will be offset by an increase in borrowings under the Company’s revolving credit facility to fund its development pipeline, and additional interest incurred from any offerings of unsecured notes anticipated during 2017.

Amortization of Deferred Financing Costs

Amortization of deferred financing costs decreased by approximately $1.5 million, from $2.5 million during the three months ended March 31, 2016 to $1.0 million for the three months ended March 31, 2017. This decrease was primarily due to $1.2 million of amortization expense recorded during the three months ended March 31, 2016 related to our Term Loan II Facility, which was paid off in February 2016. We anticipate amortization of deferred finance costs will decrease in 2017 due to the pay-off of mortgage debt in 2016, property dispositions completed in 2016, and the reasons discussed above.

Gain from Disposition of Real Estate

During the three months ended March 31, 2016, we sold two wholly-owned properties containing 1,324 beds, resulting in a net gain from disposition of real estate of approximately $17.4 million. There were no dispositions during the three months ended March 31, 2017. Gain from disposition of real estate for the full year 2017 will be dependent on the volume of anticipated disposition activity.

Liquidity and Capital Resources

Cash Balances and Cash Flows

As of March 31, 2017, excluding our on-campus participating properties, we had $39.9 million in cash and cash equivalents and restricted cash as compared to $32.3 million in cash and cash equivalents and restricted cash as of December 31, 2016.  Restricted cash primarily consists of escrow accounts held by lenders and resident security deposits, as required by law in certain states, and funds held in escrow in connection with potential acquisition and development opportunities.  The following discussion relates to changes in cash due to operating, investing and financing activities, which are presented in our consolidated statements of cash flows included in Item 1.

Operating Activities: For the three months ended March 31, 2017, net cash provided by operating activities was approximately $67.0 million, as compared to approximately $64.1 million for the three months ended March 31, 2016, an increase of $2.9 million.  This increase in cash flows was due to the timing of collections of our student accounts receivable, as well as additional operating cash flows provided by property acquisitions in 2016, and the completion of construction and opening of seven owned development projects in the third quarter of 2016, which more than offset the decrease in operating cash flows related to the sale of 21 properties during 2016.

Investing Activities:  Investing activities utilized approximately $143.4 million and $17.7 million for the three months ended March 31, 2017 and 2016, respectively.  The $125.7 million increase in cash utilized in investing activities was primarily a result of the following: (i) a $72.6 million decrease in proceeds from the disposition of wholly-owned properties, as we sold two properties during the three months ended March 31, 2016 and there were no property sales completed during the comparable three month period in 2017; (ii) a $39.4 million increase in cash used to fund the construction of our wholly-owned development properties, related to the timing of construction commencement and completion of our owned development pipeline; (iii) $12.2 million in cash paid to acquire undeveloped land parcels in 2017; (iv) a $3.3 million increase in cash used to fund capital expenditures at our wholly-owned properties; and (v) a $0.7 million increase in purchases of corporate furniture, fixtures and equipment. These increases were partially offset by: (i) a $1.5 million decrease in cash used during the three months ended March 31, 2017 related to escrow deposits made on future acquisition opportunities; (ii) a $0.6 million decrease in cash used to fund capital reserves during the three months ended March 31, 2017; and (iii) a $0.4 million decrease in cash used to fund capital expenditures at our on-campus participating properties.

Financing Activities: Cash provided by financing activities totaled approximately $88.4 million and $324.2 million for the three months ended March 31, 2017 and 2016, respectively. The $235.8 million decrease in cash provided by financing activities was primarily a result of the following: (i) a $645.7 million decrease in net proceeds from the sale of common stock, related to our equity offering in February 2016 and the issuance of common stock under our ATM Equity Program in 2017; (ii) a $3.8 million increase in payments of debt issuance costs due to the amendment of our credit agreement in January 2017; (iii) a $3.7 million increase in distributions to common and restricted stockholders and noncontrolling partners; and (iv) a $1.3 million increase on taxes paid on net share settlements. These decreases were partially offset by the following: (i) $250.0 million related to the pay-off of our Term Loan II Facility in February 2016 (ii) a $155.6 million increase in net draws on our revolving credit facility; (iii) an $8.2 million increase in contributions from noncontrolling interests during the three months ended March 31, 2017; and (iv) a $4.4 million decrease in cash used to pay off mortgage debt during the comparable three month periods.

Liquidity Needs, Sources and Uses of Capital

As of March 31, 2017, our short-term liquidity needs included, but were not limited to, the following: (i) anticipated distribution payments to our common and restricted stockholders totaling approximately $236.8 million based on an assumed annual cash distribution of $1.76 per share and based on the number of our shares outstanding as of March 31, 2017; (ii) anticipated distribution payments to our Operating Partnership unitholders totaling approximately $1.9 million based on an assumed annual distribution of $1.76 per common unit and a cumulative preferential per annum cash distribution rate of 5.99% on our Preferred OP Units based on the number of units outstanding as of March 31, 2017; (iii) the pay-off of approximately $83.5 million of outstanding fixed rate mortgage debt scheduled to mature during the next 12 months; (iv) estimated development costs over the next 12 months totaling approximately $434.3 million for our wholly-owned properties currently under construction; (v) funds for other development projects scheduled to commence construction during the next 12 months; and (vi) potential future property or land acquisitions, including mezzanine financed developments.

We expect to meet our short-term liquidity requirements by (i) borrowing under our existing unsecured credit facility; (ii) accessing the unsecured bond market; (iii) exercising debt extension options to the extent they are available; (iv) issuing securities, including common stock, under our ATM Equity Program discussed more fully in Note 8 in the accompanying Notes to Consolidated Financial

Statements contained in Item 1, or otherwise; (v) potentially disposing of properties depending on market conditions; and (vi) utilizing current cash on hand and net cash provided by operations. Our ability to obtain additional financing will depend on a variety of factors such as market conditions, the general availability of credit, the overall availability of credit to the real estate industry, our credit ratings and credit capacity, as well as the perception of lenders regarding our long or short-term financial prospects.

In January 2017, the Company amended and expanded its senior unsecured revolving credit facility, increasing the facility size to $700 million and extending the maturity date to March 2022. The amended facility has an accordion feature that allows the Company to expand the facility by up to an additional $500 million, subject to the satisfaction of certain conditions. Borrowing rates under the credit facility float at a margin over LIBOR plus an annual facility fee with spreads reflecting current market terms which are more favorable than those contained in the prior facility. Both the margin and the facility fee are priced on a grid that is tied to the Company’s credit rating. Based on the Company’s current Baa2/BBB rating, the annual facility fee is 20 basis points and the LIBOR margin is 100 basis points, a reduction of 10 basis points from the prior facility.

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

On May 3, 2017, we declared a distribution per share of $0.44, which will be paid on May 26, 2017 to all common stockholders of record as of May 15, 2017.  At the same time, the Operating Partnership will pay an equivalent amount per unit to holders of Common OP Units, as well as the quarterly cumulative preferential distribution to holders of Preferred OP Units.

Pre-Development Expenditures

Our third-party and owned development activities have historically required us to fund pre-development expenditures such as architectural fees, permits and deposits.  The closing and/or commencement of construction of these development projects is subject to a number of risks such as our inability to obtain financing on favorable terms and delays or refusals in obtaining necessary zoning, land use, building, and other required governmental permits and authorizations  As such, we cannot always predict accurately the liquidity needs of these activities.  We frequently incur these pre-development expenditures before a financing commitment and/or required permits and authorizations have been obtained.  Accordingly, we bear the risk of the loss of these pre-development expenditures if financing cannot ultimately be arranged on acceptable terms or we are unable to successfully obtain the required permits and authorizations.  Historically, our third-party and owned development projects have been successfully structured and financed; however, these developments have at times been delayed beyond the period initially scheduled, causing revenue to be recognized in later periods.  As of March 31, 2017, we have deferred approximately $7.5 million in pre-development costs related to third-party and owned development projects that have not yet commenced construction.

Indebtedness

The amounts below exclude net unamortized debt premiums and discounts related to mortgage loans assumed in connection with property acquisitions, original issue discounts, and deferred financing costs (see Note 7 in the accompanying Notes to the Consolidated Financial Statements contained in Item 1). A summary of our consolidated indebtedness as of March 31, 2017 is as follows:

	Amount	% of Total	Weighted Average Rates (1)	Weighted Average Maturities
Secured	$662,675	30.1%	4.87%	5.7 Years
Unsecured	1,536,000	69.9%	3.36%	5.4 Years
Total consolidated debt	$2,198,675	100.0%	3.82%	5.5 Years

Fixed rate debt
Secured
Project-based taxable bonds	$33,870	1.5%	7.58%	7.5 Years
Mortgage	628,805	28.6%	4.72%	5.6 Years
Unsecured
April 2013 Notes	400,000	18.2%	3.75%	6.0 Years
June 2014 Notes	400,000	18.2%	4.13%	7.3 Years
September 2015 Notes	400,000	18.2%	3.35%	3.5 Years
Total - fixed rate debt	1,862,675	84.7%	4.14%	5.6 Years

Variable rate debt:
Term loan	150,000	6.8%	1.89%	3.8 Years
Unsecured revolving credit facility	186,000	8.5%	2.10%	5.0 Years
Total - variable rate debt	336,000	15.3%	2.00%	7.2 Years
Total consolidated debt	$2,198,675	100.0%	3.82%	5.5 Years

(1)
Represents stated interest rate and does not include the effect of the amortization of deferred financing costs, debt premiums and discounts, Original Issue Discounts ("OID"s), and interest rate swap terminations.

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

The following table presents a reconciliation of our net income attributable to common stockholders to FFO and FFOM:

	Three Months Ended March 31,
	2017	2016
Net income attributable to ACC, Inc. and Subsidiaries common stockholders	$34,050	$45,587
Noncontrolling interests	399	622
Gain from disposition of real estate	—	(17,409)
Real estate related depreciation and amortization	51,518	53,046
Funds from operations (“FFO”) attributable to common stockholders and OP unitholders	85,967	81,846

Elimination of operations of on-campus participating properties:
Net income from on-campus participating properties	(3,247)	(3,164)
Amortization of investment in on-campus participating properties	(1,860)	(1,823)
	80,860	76,859
Modifications to reflect operational performance of on-campus participating properties:
Our share of net cash flow (1)	757	850
Management fees	468	459
Contribution from on-campus participating properties	1,225	1,309
Contractual executive separation and retirement charges (2)	1,095	—
Funds from operations – modified (“FFOM”) attributable to common stockholders and OP unitholders	$83,180	$78,168

FFO per share – diluted	$0.64	$0.65
FFOM per share – diluted	$0.62	$0.62
Weighted average common shares outstanding – diluted	135,092,966	125,679,948

(1)
50% of the properties’ net cash available for distribution after payment of operating expenses, debt service (including repayment of principal) and capital expenditures. Represents amounts accrued for the interim periods, which is included in ground/facility leases expense in the consolidated statements of comprehensive income.

(2)
Represents contractual executive separation and retirement charges incurred with regards to the retirement of the Company’s Chief Financial Officer, to be recognized in the first and second quarter of 2017.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss from adverse changes in market prices and interest rates.   Our future earnings and cash flows are dependent upon prevailing market rates.  Accordingly, we manage our market risk by matching projected cash inflows from operating, investing and financing activities with projected cash outflows for debt service, acquisitions, capital expenditures, distributions to stockholders and unitholders, and other cash requirements.  The majority of our outstanding debt has fixed interest rates, which minimizes the risk of fluctuating interest rates.  Our exposure to market risk includes interest rate fluctuations in connection with our revolving credit facilities and variable rate construction loans and our ability to incur more debt without stockholder approval, thereby increasing our debt service obligations, which could adversely affect our cash flows.   No material changes have occurred in relation to market risk since our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Item 1A.           Risk Factors

There have been no material changes to the risk factors that were discussed in Part 1, Item 1A of the Company’s and the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2.              Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.              Defaults Upon Senior Securities

None.

Item 4.              Mine Safety Disclosures

Not applicable.

Item 5.              Other Information

None.

Item 6.              Exhibits

Exhibit Number	Description of Document
3.2
Amendment to Bylaws of American Campus Communities, Inc. Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) and American Campus Communities Operating Partnership LP (File No. 333-181102-01) filed on April 21, 2017

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

Dated:	May 5, 2017

AMERICAN CAMPUS COMMUNITIES, INC.

By:	/s/ Daniel B. Perry

Daniel B. Perry Executive Vice President, Chief Financial Officer, Treasurer and Secretary

By:	/s/ Kim K. Voss

Kim K. Voss Executive Vice President, Chief Accounting Officer, and Assistant Secretary

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	May 5, 2017

AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P.
By:	American Campus Communities Holdings, LLC, its general partner
	By:	American Campus Communities, Inc., its sole member

	By:	/s/ Daniel B. Perry

Daniel B. Perry Executive Vice President, Chief Financial Officer, Treasurer and Secretary

	By:	/s/ Kim K. Voss

Kim K. Voss Executive Vice President, Chief Accounting Officer, and Assistant Secretary