Form 10-Q
period 2017-06-30
AMERICAN CAMPUS COMMUNITIES INC; American Campus Communities Operating Partnership LP
filed 2017-08-04
CIK 1283630, 1357369

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2017.

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

There were 136,426,506 shares of the American Campus Communities, Inc.’s common stock with a par value of $0.01 per share outstanding as of the close of business on July 28, 2017.

EXPLANATORY NOTE

This report combines the reports on Form 10-Q for the quarterly period ended June 30, 2017 of American Campus Communities, Inc. and American Campus Communities Operating Partnership, L.P.  Unless stated otherwise or the context otherwise requires, references to “ACC” mean American Campus Communities, Inc., a Maryland corporation that has elected to be treated as a real estate investment trust (“REIT”) under the Internal Revenue Code, and references to “ACCOP” mean American Campus Communities Operating Partnership, L.P., a Maryland limited partnership.  References to the “Company,” “we,” “us” or “our” mean collectively ACC, ACCOP and those entities/subsidiaries owned or controlled by ACC and/or ACCOP.  References to the “Operating Partnership” mean collectively ACCOP and those entities/subsidiaries owned or controlled by ACCOP. The following chart illustrates the Company’s and the Operating Partnership’s corporate structure:

100.0%
American Campus Communities, Inc.
(Limited Partner)
American Campus Communities
Holdings, LLC
(General Partner)
99.2%
less than 1%
American Campus Communities
Operating Partnership, L.P.
0.8%
Other Limited
Partners
Property Owning
Entities/Subsidiaries
Company
Operating
Partnership

The general partner of ACCOP is American Campus Communities Holdings, LLC (“ACC Holdings”), an entity that is wholly-owned by ACC. As of June 30, 2017, ACC Holdings held an ownership interest in ACCOP of less than 1%. The limited partners of ACCOP are ACC and other limited partners consisting of current and former members of management and nonaffiliated third parties.  As of June 30, 2017, ACC owned an approximate 99.2% limited partnership interest in ACCOP.  As the sole member of the general partner of ACCOP, ACC has exclusive control of ACCOP’s day-to-day management.  Management operates the Company and the Operating Partnership as one business. The management of ACC consists of the same members as the management of ACCOP. The Company is structured as an umbrella partnership REIT (“UPREIT”) and ACC contributes all net proceeds from its various equity offerings to the Operating Partnership. In return for those contributions, ACC receives a number of units of the Operating Partnership (“OP Units,” see definition below) equal to the number of common shares it has issued in the equity offering. Contributions of properties to the Company can be structured as tax-deferred transactions through the issuance of OP Units in the Operating Partnership. Based on the terms of ACCOP’s partnership agreement, OP Units can be exchanged for ACC’s common shares on a one-for-one basis. The Company maintains a one-for-one relationship between the OP Units of the Operating Partnership issued to ACC and ACC Holdings and the common shares issued to the public. The Company believes that combining the reports on Form 10-Q of ACC and ACCOP into this single report provides the following benefits:

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

ACC consolidates ACCOP for financial reporting purposes, and ACC essentially has no assets or liabilities other than its investment in ACCOP. Therefore, the assets and liabilities of the Company and the Operating Partnership are the same on their respective financial statements. However, the Company believes it is important to understand the few differences between the Company and the Operating Partnership in the context of how the entities operate as a consolidated company. All of the Company’s property ownership, development and related business operations are conducted through the Operating Partnership. ACC also issues public equity from time to time and guarantees certain debt of ACCOP, as disclosed in this report. ACC does not have any indebtedness, as all debt is incurred by the Operating Partnership. The Operating Partnership holds substantially all of the assets of the Company, including the Company’s ownership interests in its joint ventures. The Operating Partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity.  Except for the net proceeds from ACC’s equity offerings, which are contributed to the capital of ACCOP in exchange for OP Units on a one-for-one common share per OP Unit basis, the Operating Partnership generates all remaining capital required by the Company’s business. These sources include, but are not limited to, the Operating Partnership’s working capital, net cash provided by operating activities, borrowings under its credit facility, the issuance of unsecured notes, and proceeds received from the disposition of certain properties.  Noncontrolling interests, stockholders’ equity, and partners’ capital are the main areas of difference between the consolidated financial statements of the Company and those of the Operating Partnership. The noncontrolling interests in the Operating Partnership’s financial statements consist of the interests of unaffiliated partners in various consolidated joint ventures. The noncontrolling interests in the Company’s financial statements include the same noncontrolling interests at the Operating Partnership level and OP Unit holders of the Operating Partnership. The differences between stockholders’ equity and partners’ capital result from differences in the equity issued at the Company and Operating Partnership levels.

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

FORM 10-Q
FOR THE QUARTER ENDED June 30, 2017
 TABLE OF CONTENTS

		PAGE NO.

PART I.

Item 1.	Consolidated Financial Statements of American Campus Communities, Inc. and Subsidiaries:

	Consolidated Balance Sheets as of June 30, 2017 (unaudited) and December 31, 2016	1

	Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2017 and 2016 (all unaudited)	2

	Consolidated Statement of Changes in Equity for the six months ended June 30, 2017 (unaudited)	3

	Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016 (all unaudited)	4

	Consolidated Financial Statements of American Campus Communities Operating Partnership, L.P. and Subsidiaries:

	Consolidated Balance Sheets as of June 30, 2017 (unaudited) and December 31, 2016	5

	Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2017 and 2016 (all unaudited)	6

	Consolidated Statement of Changes in Capital for the six months ended June 30, 2017 (unaudited)	7

	Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016 (all unaudited)	8

	Notes to Consolidated Financial Statements of American Campus Communities, Inc. and Subsidiaries and American Campus Communities Operating Partnership, L.P. and Subsidiaries (unaudited)	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30

Item 3.	Quantitative and Qualitative Disclosure about Market Risk	44

Item 4.	Controls and Procedures	44

PART II.

Item 1.	Legal Proceedings	45

Item 1A.	Risk Factors	45

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	45

Item 3.	Defaults Upon Senior Securities	45

Item 4.	Mine Safety Disclosures	45

Item 5.	Other Information	45

Item 6.	Exhibits	46

SIGNATURES		47

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2017	December 31, 2016
	(Unaudited)
Assets

Investments in real estate:
Wholly-owned properties, net	$5,805,403	$5,427,014
Wholly-owned properties held for sale	—	25,350
On-campus participating properties, net	82,940	85,797
Investments in real estate, net	5,888,343	5,538,161

Cash and cash equivalents	25,476	22,140
Restricted cash	28,319	24,817
Student contracts receivable, net	7,447	8,428
Other assets	275,388	272,367

Total assets	$6,224,973	$5,865,913

Liabilities and equity

Liabilities:
Secured mortgage, construction and bond debt, net	$680,556	$688,195
Unsecured notes, net	1,189,775	1,188,737
Unsecured term loans, net	347,417	149,065
Unsecured revolving credit facility	142,286	99,300
Accounts payable and accrued expenses	62,547	76,614
Other liabilities	179,342	158,437
Total liabilities	2,601,923	2,360,348

Commitments and contingencies (Note 13)

Redeemable noncontrolling interests	55,344	55,078

Equity:
American Campus Communities, Inc. and Subsidiaries stockholders’ equity:
Common stock, $0.01 par value, 800,000,000 shares authorized, 136,316,192 and 132,225,488 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	1,363	1,322
Additional paid in capital	4,312,413	4,118,842
Common stock held in rabbi trust, 63,354 and 20,181 shares at June 30, 2017 and December 31, 2016, respectively	(1,688)	(975)
Accumulated earnings and dividends	(754,660)	(670,137)
Accumulated other comprehensive loss	(3,428)	(4,067)
Total American Campus Communities, Inc. and Subsidiaries stockholders’ equity	3,554,000	3,444,985
Noncontrolling interests - partially owned properties	13,706	5,502
Total equity	3,567,706	3,450,487

Total liabilities and equity	$6,224,973	$5,865,913

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Wholly-owned properties	$169,156	$174,682	$347,987	$360,384
On-campus participating properties	6,171	6,214	16,329	16,260
Third-party development services	675	2,121	1,131	3,156
Third-party management services	2,288	2,253	4,902	4,663
Resident services	718	713	1,597	1,515
Total revenues	179,008	185,983	371,946	385,978

Operating expenses:
Wholly-owned properties	75,172	77,722	150,129	156,573
On-campus participating properties	3,892	3,299	7,157	6,341
Third-party development and management services	3,827	3,560	7,910	7,298
General and administrative	9,782	6,126	16,516	11,435
Depreciation and amortization	55,943	53,703	108,266	107,419
Ground/facility leases	2,465	2,467	4,822	4,771
Provision for real estate impairment	15,317	—	15,317	—
Total operating expenses	166,398	146,877	310,117	293,837

Operating income	12,610	39,106	61,829	92,141

Nonoperating income and (expenses):
Interest income	1,232	1,475	2,464	2,754
Interest expense	(14,573)	(20,119)	(29,290)	(42,746)
Amortization of deferred financing costs	(1,023)	(1,352)	(2,051)	(3,894)
(Loss) gain from disposition of real estate	(632)	—	(632)	17,409
Total nonoperating expense	(14,996)	(19,996)	(29,509)	(26,477)

(Loss) income before income taxes	(2,386)	19,110	32,320	65,664
Income tax provision	(267)	(345)	(524)	(690)
Net (loss) income	(2,653)	18,765	31,796	64,974
Net income attributable to noncontrolling interests
Redeemable noncontrolling interests	(12)	(223)	(306)	(741)
Partially owned properties	(97)	(104)	(202)	(208)
Net income attributable to noncontrolling interests	(109)	(327)	(508)	(949)
Net (loss) income attributable to ACC, Inc. and Subsidiaries common stockholders	$(2,762)	$18,438	$31,288	$64,025

Other comprehensive income (loss)
Change in fair value of interest rate swaps and other	155	(23)	639	(1,433)
Comprehensive (loss) income	$(2,607)	$18,415	$31,927	$62,592

Net (loss) income per share attributable to ACC, Inc. and Subsidiaries common stockholders
Basic and diluted	$(0.02)	$0.14	$0.23	$0.50

Weighted-average common shares outstanding
Basic	134,614,418	130,456,923	133,837,748	126,951,454
Diluted	134,614,418	131,240,667	134,745,192	127,753,492

Distributions declared per common share	$0.44	$0.42	$0.86	$0.82

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(unaudited, in thousands, except share data)

	Common Shares	Par Value of Common Shares	Additional Paid in Capital	Common Stock Held in Rabbi Trust	Common Stock Held in Rabbi Trust at Cost	Accumulated Earnings and Dividends	Accumulated Other Comprehensive Loss	Noncontrolling Interests – Partially Owned Properties	Total
Equity, December 31, 2016	132,225,488	$1,322	$4,118,842	20,181	$(975)	$(670,137)	$(4,067)	$5,502	$3,450,487
Adjustments to reflect redeemable noncontrolling interests at fair value	—	—	2,092	—	—	—	—	—	2,092
Amortization of restricted stock awards	—	—	8,191	—	—	—	—	—	8,191
Vesting of restricted stock awards and restricted stock units	165,248	2	(3,498)	43,173	(713)	—	—	—	(4,209)
Distributions to common and restricted stockholders	—	—	—	—	—	(115,811)	—	—	(115,811)
Distributions to noncontrolling interests - partially owned properties	—	—	—	—	—	—	—	(156)	(156)
Net proceeds from sale of common stock	3,925,456	39	186,786	—	—	—	—	—	186,825
Change in fair value of interest rate swaps and other	—	—	—	—	—	—	435	—	435
Amortization of interest rate swap terminations	—	—	—	—	—	—	204	—	204
Contributions by noncontrolling interest	—	—	—	—	—	—	—	8,158	8,158
Net income	—	—	—	—	—	31,288	—	202	31,490
Equity, June 30, 2017	136,316,192	$1,363	$4,312,413	63,354	$(1,688)	$(754,660)	$(3,428)	$13,706	$3,567,706

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2017	2016
Operating activities
Net income	$31,796	$64,974
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (gain) from disposition of real estate	632	(17,409)
Provision for real estate impairment	15,317	—
Depreciation and amortization	108,266	107,419
Amortization of deferred financing costs and debt premiums/discounts	(1,806)	(2,372)
Share-based compensation	8,902	5,492
Income tax provision	524	690
Amortization of interest rate swap terminations and other	204	205
Changes in operating assets and liabilities:
Restricted cash	(2,189)	(4,238)
Student contracts receivable, net	1,239	11,283
Other assets	(13,814)	5,830
Accounts payable and accrued expenses	(16,020)	(11,849)
Other liabilities	(4,413)	(8,730)
Net cash provided by operating activities	128,638	151,295

Investing activities
Proceeds from disposition of properties	24,462	72,640
Cash paid for acquisition of operating and under development properties	(157,967)	(57,132)
Cash paid for land acquisitions	(16,955)	(856)
Capital expenditures for wholly-owned properties	(36,026)	(23,185)
Investments in wholly-owned properties under development	(240,702)	(187,158)
Capital expenditures for on-campus participating properties	(870)	(1,064)
Change in escrow deposits for real estate investments	225	5,450
Change in restricted cash related to capital reserves	41	(928)
Purchase of corporate furniture, fixtures and equipment	(3,562)	(3,377)
Net cash used in investing activities	(431,354)	(195,610)

Financing activities
Proceeds from sale of common stock	189,757	740,025
Offering costs	(2,354)	(31,972)
Pay-off of mortgage and construction loans	—	(34,226)
Pay-off of unsecured term loans	—	(400,000)
Proceeds from unsecured term loan	200,000	150,000
Proceeds from revolving credit facility	478,600	67,700
Paydowns of revolving credit facility	(435,614)	(136,600)
Proceeds from construction loans	1,037	—
Scheduled principal payments on debt	(6,494)	(7,771)
Debt issuance and assumption costs	(5,840)	(744)
Contributions by noncontrolling interest	8,158	—
Taxes paid on net-share settlements	(4,283)	(2,977)
Distributions to common and restricted stockholders	(115,811)	(107,639)
Distributions to noncontrolling interests	(1,104)	(1,402)
Net cash provided by financing activities	306,052	234,394

Net change in cash and cash equivalents	3,336	190,079
Cash and cash equivalents at beginning of period	22,140	16,659
Cash and cash equivalents at end of period	$25,476	$206,738

Supplemental disclosure of non-cash investing and financing activities
Loans assumed in connection with property acquisitions	$—	$(10,012)
Conversion of common and preferred operating partnership units to common stock	$—	$259
Non-cash contribution from noncontrolling interest	$3,000	$—
Non-cash consideration exchanged in purchase of land parcel	$(3,071)	$—
Change in accrued construction in progress	$25,214	$27,472
Change in fair value of derivative instruments, net	$435	$(1,638)
Change in fair value of redeemable noncontrolling interests	$2,092	$(14,879)

Supplemental disclosure of cash flow information
Cash paid for interest, net of amounts capitalized	$32,925	$49,621

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)

	June 30, 2017	December 31, 2016
	(Unaudited)
Assets

Investments in real estate:
Wholly-owned properties, net	$5,805,403	$5,427,014
Wholly-owned properties held for sale	—	25,350
On-campus participating properties, net	82,940	85,797
Investments in real estate, net	5,888,343	5,538,161

Cash and cash equivalents	25,476	22,140
Restricted cash	28,319	24,817
Student contracts receivable, net	7,447	8,428
Other assets	275,388	272,367

Total assets	$6,224,973	$5,865,913

Liabilities and capital

Liabilities:
Secured mortgage, construction and bond debt, net	$680,556	$688,195
Unsecured notes, net	1,189,775	1,188,737
Unsecured term loans, net	347,417	149,065
Unsecured revolving credit facility	142,286	99,300
Accounts payable and accrued expenses	62,547	76,614
Other liabilities	179,342	158,437
Total liabilities	2,601,923	2,360,348

Commitments and contingencies (Note 13)

Redeemable limited partners	55,344	55,078

Capital:
Partners’ capital:
General partner - 12,222 OP units outstanding at both June 30, 2017 and December 31, 2016	74	82
Limited partner - 136,367,324 and 132,233,447 OP units outstanding at June 30, 2017 and December 31, 2016, respectively	3,557,354	3,448,970
Accumulated other comprehensive loss	(3,428)	(4,067)
Total partners’ capital	3,554,000	3,444,985
Noncontrolling interests - partially owned properties	13,706	5,502
Total capital	3,567,706	3,450,487

Total liabilities and capital	$6,224,973	$5,865,913

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands, except unit and per unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Wholly-owned properties	$169,156	$174,682	$347,987	$360,384
On-campus participating properties	6,171	6,214	16,329	16,260
Third-party development services	675	2,121	1,131	3,156
Third-party management services	2,288	2,253	4,902	4,663
Resident services	718	713	1,597	1,515
Total revenues	179,008	185,983	371,946	385,978

Operating expenses:
Wholly-owned properties	75,172	77,722	150,129	156,573
On-campus participating properties	3,892	3,299	7,157	6,341
Third-party development and management services	3,827	3,560	7,910	7,298
General and administrative	9,782	6,126	16,516	11,435
Depreciation and amortization	55,943	53,703	108,266	107,419
Ground/facility leases	2,465	2,467	4,822	4,771
Provision for real estate impairment	15,317	—	15,317	—
Total operating expenses	166,398	146,877	310,117	293,837

Operating income	12,610	39,106	61,829	92,141

Nonoperating income and (expenses):
Interest income	1,232	1,475	2,464	2,754
Interest expense	(14,573)	(20,119)	(29,290)	(42,746)
Amortization of deferred financing costs	(1,023)	(1,352)	(2,051)	(3,894)
(Loss) gain from disposition of real estate	(632)	—	(632)	17,409
Total nonoperating expense	(14,996)	(19,996)	(29,509)	(26,477)
(Loss) income before income taxes	(2,386)	19,110	32,320	65,664
Income tax provision	(267)	(345)	(524)	(690)
Net (loss) income	(2,653)	18,765	31,796	64,974
Net income attributable to noncontrolling interests – partially owned properties	(97)	(104)	(202)	(208)
Net (loss) income attributable to American Campus Communities Operating Partnership, L.P.	(2,750)	18,661	31,594	64,766
Series A preferred unit distributions	(31)	(37)	(62)	(79)
Net (loss) income attributable to common unitholders	$(2,781)	$18,624	$31,532	$64,687

Other comprehensive income (loss)
Change in fair value of interest rate swaps and other	155	(23)	639	(1,433)
Comprehensive (loss) income	$(2,626)	$18,601	$32,171	$63,254

Net (loss) income per unit attributable to common unitholders
Basic and diluted	$(0.02)	$0.14	$0.23	$0.50

Weighted-average common units outstanding
Basic	135,643,549	131,760,705	134,866,879	128,258,368
Diluted	135,643,549	132,544,449	135,774,323	129,060,406

Distributions declared per Common Unit	$0.44	$0.42	$0.86	$0.82

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN CAPITAL
(unaudited, in thousands, except unit data)

					Accumulated	Noncontrolling
					Other	Interests -
	General Partner		Limited Partner		Comprehensive	Partially Owned
	Units	Amount	Units	Amount	Loss	Properties	Total
Capital, December 31, 2016	12,222	$82	132,233,447	$3,448,970	$(4,067)	$5,502	$3,450,487
Adjustments to reflect redeemable limited partners’ interest at fair value	—	—	—	2,092	—	—	2,092
Amortization of restricted stock awards	—	—	—	8,191	—	—	8,191
Vesting of restricted stock awards and restricted stock units	—	—	208,421	(4,209)	—	—	(4,209)
Distributions	—	(11)	—	(115,800)	—	—	(115,811)
Distributions to noncontrolling interests - partially owned properties	—	—	—	—	—	(156)	(156)
Issuance of units in exchange for contributions of equity offering proceeds	—	—	3,925,456	186,825	—	—	186,825
Change in fair value of interest rate swaps and other	—	—	—	—	435	—	435
Amortization of interest rate swap terminations	—	—	—	—	204	—	204
Contributions by noncontrolling interest	—	—	—	—	—	8,158	8,158
Net income	—	3	—	31,285	—	202	31,490
Capital as of June 30, 2017	12,222	$74	136,367,324	$3,557,354	$(3,428)	$13,706	$3,567,706

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2017	2016
Operating activities
Net income	$31,796	$64,974
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (gain) from disposition of real estate	632	(17,409)
Provision for real estate impairment	15,317	—
Depreciation and amortization	108,266	107,419
Amortization of deferred financing costs and debt premiums/discounts	(1,806)	(2,372)
Share-based compensation	8,902	5,492
Income tax provision	524	690
Amortization of interest rate swap terminations and other	204	205
Changes in operating assets and liabilities:
Restricted cash	(2,189)	(4,238)
Student contracts receivable, net	1,239	11,283
Other assets	(13,814)	5,830
Accounts payable and accrued expenses	(16,020)	(11,849)
Other liabilities	(4,413)	(8,730)
Net cash provided by operating activities	128,638	151,295

Investing activities
Proceeds from disposition of properties	24,462	72,640
Cash paid for acquisition of operating and under development properties	(157,967)	(57,132)
Cash paid for land acquisitions	(16,955)	(856)
Capital expenditures for wholly-owned properties	(36,026)	(23,185)
Investments in wholly-owned properties under development	(240,702)	(187,158)
Capital expenditures for on-campus participating properties	(870)	(1,064)
Change in escrow deposits for real estate investments	225	5,450
Change in restricted cash related to capital reserves	41	(928)
Purchase of corporate furniture, fixtures and equipment	(3,562)	(3,377)
Net cash used in investing activities	(431,354)	(195,610)

Financing activities
Proceeds from issuance of common units in exchange for contributions, net	187,403	708,053
Pay-off of mortgage and construction loans	—	(34,226)
Pay-off of unsecured term loan	—	(400,000)
Proceeds from unsecured term loan	200,000	150,000
Proceeds from revolving credit facility	478,600	67,700
Paydowns of revolving credit facility	(435,614)	(136,600)
Proceeds from construction loans	1,037	—
Scheduled principal payments on debt	(6,494)	(7,771)
Debt issuance and assumption costs	(5,840)	(744)
Contributions by noncontrolling interest	8,158	—
Taxes paid on net-share settlements	(4,283)	(2,977)
Distributions paid to common and preferred unitholders	(115,902)	(108,066)
Distributions paid on unvested restricted stock awards	(857)	(722)
Distributions paid to noncontrolling interests - partially owned properties	(156)	(253)
Net cash provided by financing activities	306,052	234,394

Net change in cash and cash equivalents	3,336	190,079
Cash and cash equivalents at beginning of period	22,140	16,659
Cash and cash equivalents at end of period	$25,476	$206,738

Supplemental disclosure of non-cash investing and financing activities
Loans assumed in connection with property acquisitions	$—	$(10,012)
Conversion of common and preferred operating partnership units to common stock	$—	$259
Non-cash contribution from noncontrolling interest	$3,000	$—
Non-cash consideration exchanged in purchase of land parcel	$(3,071)	$—
Change in accrued construction in progress	$25,214	$27,472
Change in fair value of derivative instruments, net	$435	$(1,638)
Change in fair value of redeemable noncontrolling interests	$2,092	$(14,879)

Supplemental disclosure of cash flow information
Cash paid for interest, net of amounts capitalized	$32,925	$49,621

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

The general partner of ACCOP is American Campus Communities Holdings, LLC (“ACC Holdings”), an entity that is wholly-owned by ACC.  As of June 30, 2017, ACC Holdings held an ownership interest in ACCOP of less than 1%. The limited partners of ACCOP are ACC and other limited partners consisting of current and former members of management and nonaffiliated third parties.  As of June 30, 2017, ACC owned an approximate 99.2% limited partnership interest in ACCOP.  As the sole member of the general partner of ACCOP, ACC has exclusive control of ACCOP’s day-to-day management.  Management operates ACC and ACCOP as one business.  The management of ACC consists of the same members as the management of ACCOP.  ACC consolidates ACCOP for financial reporting purposes, and ACC does not have significant assets other than its investment in ACCOP.  Therefore, the assets and liabilities of ACC and ACCOP are the same on their respective financial statements.  References to the “Company” means collectively ACC, ACCOP and those entities/subsidiaries owned or controlled by ACC and/or ACCOP.  References to the “Operating Partnership” mean collectively ACCOP and those entities/subsidiaries owned or controlled by ACCOP.  Unless otherwise indicated, the accompanying Notes to the Consolidated Financial Statements apply to both the Company and the Operating Partnership.

As of June 30, 2017, the Company’s property portfolio contained 160 properties with approximately 99,000 beds.  The Company’s property portfolio consisted of 124 owned off-campus student housing properties that are in close proximity to colleges and universities, 31 American Campus Equity (“ACE®”) properties operated under ground/facility leases with 14 university systems and five on-campus participating properties operated under ground/facility leases with the related university systems.  Of the 160 properties, 19 were under development as of June 30, 2017, and when completed will consist of a total of approximately 14,300 beds.  The Company’s communities contain modern housing units and are supported by a resident assistant system and other student-oriented programming, with many offering resort-style amenities.

Through one of ACC’s taxable REIT subsidiaries (“TRSs”), the Company also provides construction management and development services, primarily for student housing properties owned by colleges and universities, charitable foundations, and others.  As of June 30, 2017, also through one of ACC’s TRSs, the Company provided third-party management and leasing services for 37 properties that represented approximately 29,700 beds.  Third-party management and leasing services are typically provided pursuant to management contracts that have initial terms that range from one to five years.  As of June 30, 2017, the Company’s total owned and third-party managed portfolio included 197 properties with approximately 128,700 beds.

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

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Principles of Consolidation

The Company’s consolidated financial statements include its accounts and the accounts of other subsidiaries and joint ventures (including partnerships and limited liability companies) over which it has control. Investments acquired or created are evaluated based on the accounting guidance relating to variable interest entities (“VIEs”), which requires the consolidation of VIEs in which the Company is considered to be the primary beneficiary. If the investment is determined not to be a VIE, then the investment is evaluated for consolidation using the voting interest model.

Recently Issued Accounting Pronouncements

In February 2017, the FASB issued Accounting Standards Update 2017-05 (“ASU 2017-05”), “Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets.” The purpose of this ASU is to eliminate the diversity in practice in accounting for derecognition of a nonfinancial asset and in-substance nonfinancial assets (only when the asset or asset group does not meet the definition of a business or the transaction is not a sale to a customer). The guidance is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption for the fiscal years beginning after December 15, 2016 is permitted. This ASU is required to be adopted in conjunction with the Company’s adoption of ASU 2014-09, the new revenue recognition standard, which will be adopted as of January 1, 2018. Upon adoption of this ASU, application must be performed on a retrospective basis for each period presented in the Company’s financial statements or a retrospective basis with a cumulative-effect adjustment to retained earnings at the beginning of the fiscal year of adoption. The Company currently does not anticipate a material impact to its consolidated financial statements for property dispositions given the simplicity of the Company’s historical disposition transactions.

In February 2016, the FASB issued Accounting Standards Update 2016-02 (“ASU 2016-02”), “Leases (Topic 842): Amendments to the FASB Accounting Standards Codification.” ASU 2016-02 amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. The new standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The guidance is effective for public business entities for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted. The Company plans to adopt ASU 2016-02 as of January 1, 2019. While the Company is still evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures, it expects to recognize right-of-use assets and related lease liabilities on its consolidated balance sheets related to ground leases under which it is the lessee.

In May 2014, the FASB issued Accounting Standards Update 2014-09 (“ASU 2014-09”), “Revenue From Contracts With Customers (Topic 606)”.  ASU 2014-09 provides a single comprehensive revenue recognition model for contracts with customers (excluding certain contracts, such as lease contracts) to improve comparability within industries.  ASU 2014-09 requires an entity to recognize revenue to reflect the transfer of goods or services to customers at an amount the entity expects to be paid in exchange for those goods and services and provide enhanced disclosures, all to provide more comprehensive guidance for transactions such as service revenue and contract modifications. Subsequent to the issuance of ASU 2014-09, the FASB has issued multiple Accounting Standards Updates clarifying multiple aspects of the new revenue recognition standard, which include the deferral of the effective date by one year.  ASU 2014-09, as amended by subsequent Accounting Standards Updates, is effective for public entities for interim and annual periods beginning after December 15, 2017 and may be applied using either a full retrospective or modified retrospective approach upon adoption.

The Company plans to adopt the new revenue standard using the modified retrospective approach as of January 1, 2018 and is currently evaluating each of its revenue streams to identify any differences in the timing, measurement or presentation of revenue recognition under the new standard. The Company does not expect the adoption of this standard to have a significant impact on its consolidated financial statements, as a substantial portion of its revenue consists of rental income from leasing arrangements, which is specifically excluded from ASU 2014-09, and will be evaluated with the adoption of the lease accounting standard, ASU 2016-02, discussed above. The Company anticipates the primary effects of the new standard will be associated with the Company’s non-leasing revenue streams, which represent less than 5% of consolidated total revenues.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

In addition, the Company does not expect the following accounting pronouncements to have a material effect on its consolidated financial statements:

•	ASU 2017-09, “Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting.”

•	ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash.”

•	ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.”

•	ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.”

Recently Adopted Accounting Pronouncements

On January 1, 2017, the Company adopted Accounting Standards Update 2017-01 (“ASU 2017-01”), “Business Combinations (Topic 805): Clarifying the Definition of a Business.” The amendments in this guidance clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The guidance is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years; early adoption is permitted. ASU 2017-01 will be applied prospectively to any transactions occurring subsequent to January 1, 2017. Under the new standard, the Company expects that most property acquisitions will be accounted for as asset acquisitions, and as a result, most transaction costs will be capitalized rather than expensed. The impact on the Company’s consolidated financial statements will depend on the size and volume of future acquisition activity.

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

•	ASU 2016-05, “Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships.”

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

Project costs directly associated with the development and construction of an owned real estate project, which include interest, property taxes, and amortization of deferred finance costs, are capitalized as construction in progress.  Upon completion of the project, costs are transferred into the applicable asset category and depreciation commences.  Interest totaling approximately $5.7 million and $3.6 million was capitalized during the three months ended June 30, 2017 and 2016, respectively, and interest totaling approximately $10.1 million and $5.7 million was capitalized during the six months ended June 30, 2017 and 2016, respectively.

Management assesses whether there has been an impairment in the value of the Company’s investments in real estate whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Impairment is recognized when estimated expected future undiscounted cash flows are less than the carrying value of the property, or when a property meets the criteria to be classified as held for sale, at which time an impairment charge is recognized for any excess of the carrying value of the property over the expected net proceeds from the disposal.  The estimation of expected future net cash flows is inherently uncertain and relies on assumptions regarding current and future economics and market conditions.  If such conditions change, then an adjustment to the carrying value of the Company’s long-lived assets could occur in the future period in which the conditions change.  To the extent that a property is impaired, the excess of the carrying amount of the property over its estimated fair value is charged to earnings. The Company believes that there were no impairment indicators of the carrying values of its investments in real estate as of June 30, 2017, other than a $15.3 million impairment charge recorded during the three months ended June 30, 2017 for one property that is in the process of being transferred to the lender in settlement of the property's $27.4 million mortgage loan due to mature in August 2017 (see Note 7).

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

Pre-development Expenditures

Pre-development expenditures such as architectural fees, permits and deposits associated with the pursuit of third-party and owned development projects are expensed as incurred, until such time that management believes it is probable that the contract will be executed and/or construction will commence.  Because the Company frequently incurs these pre-development expenditures before a financing commitment and/or required permits and authorizations have been obtained, the Company bears the risk of loss of these pre-development expenditures if financing cannot ultimately be arranged on acceptable terms or the Company is unable to successfully obtain the required permits and authorizations.  As such, management evaluates the status of third-party and owned projects that have not yet commenced construction on a periodic basis and expenses any deferred costs related to projects whose current status indicates the commencement of construction is unlikely and/or the costs may not provide future value to the Company in the form of revenues.  Such write-offs are included in third-party development and management services expenses (in the case of third-party development projects) or general and administrative expenses (in the case of owned development projects) on the accompanying consolidated statements of comprehensive income.  As of June 30, 2017, the Company has deferred approximately $6.1 million in pre-development costs related to third-party and owned development projects that have not yet commenced construction.  Such costs are included in other assets on the accompanying consolidated balance sheets.

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

The following potentially dilutive securities were outstanding for the three and six months ended June 30, 2017 and 2016, but were not included in the computation of diluted earnings per share because the effects of their inclusion would be anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Common OP Units (Note 9)	1,029,131	1,303,782	1,029,131	1,306,914
Preferred OP Units (Note 9)	77,513	94,359	77,513	98,974
Unvested restricted stock awards (Note10)	881,306	—	—	—
Total potentially dilutive securities	1,987,950	1,398,141	1,106,644	1,405,888

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

 The following is a summary of the elements used in calculating basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Numerator – basic and diluted earnings per share:
Net (loss) income	$(2,653)	$18,765	$31,796	$64,974
Net income attributable to noncontrolling interests	(109)	(327)	(508)	(949)
Net (loss) income attributable to common stockholders	(2,762)	18,438	31,288	64,025
Amount allocated to participating securities	(389)	(329)	(857)	(722)
Net (loss) income attributable to common stockholders	$(3,151)	$18,109	$30,431	$63,303

Denominator:
Basic weighted average common shares outstanding	134,614,418	130,456,923	133,837,748	126,951,454
Unvested restricted stock awards (Note 10)	—	783,744	907,444	802,038
Diluted weighted average common shares outstanding	134,614,418	131,240,667	134,745,192	127,753,492

Earnings per share:
Net (loss) income attributable to common stockholders - basic and diluted	$(0.02)	$0.14	$0.23	$0.50

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

The following is a summary of the elements used in calculating basic and diluted earnings per unit:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Numerator – basic and diluted earnings per unit:
Net (loss) income	$(2,653)	$18,765	$31,796	$64,974
Net income attributable to noncontrolling interests – partially owned properties	(97)	(104)	(202)	(208)
Series A preferred unit distributions	(31)	(37)	(62)	(79)
Amount allocated to participating securities	(389)	(329)	(857)	(722)
Net (loss) income attributable to common unitholders	$(3,170)	$18,295	$30,675	$63,965

Denominator:
Basic weighted average common units outstanding	135,643,549	131,760,705	134,866,879	128,258,368
Unvested restricted stock awards (Note 10)	—	783,744	907,444	802,038
Diluted weighted average common units outstanding	135,643,549	132,544,449	135,774,323	129,060,406

Earnings per unit:
Net (loss) income attributable to common unitholders - basic and diluted	$(0.02)	$0.14	$0.23	$0.50

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

3. Acquisitions

Land Acquisitions

During the six months ended June 30, 2017, the Company purchased five land parcels with fair value of $23.1 million for total cash consideration of approximately $17.0 million. The difference between the fair value of the land and the cash consideration represents non-cash consideration and a non-cash contribution from a noncontrolling partner.

Property Acquisitions

During the six months ended June 30, 2017, the Company acquired the following wholly-owned properties for a total purchase price of approximately $158.5 million. Total cash consideration was approximately $158.0 million. The difference between the contracted purchase price and the cash consideration is due to other assets and liabilities that were not part of the contractual purchase price, but were acquired in the transactions, as well as transaction costs capitalized as part of the acquisitions.

Property	Location	Primary University Served	Acquisition Date	Beds
The Arlie	Arlington, TX	University of Texas Arlington	April 2017	598
TWELVE at U District	Seattle, WA	University of Washington	June 2017	384
				982

During the six months ended June 30, 2016, the Company secured three in-process development properties containing 1,593 beds for a combined purchase price of approximately $66.0 million. As part of these transactions, the Company assumed approximately $10.0 million of fixed rate mortgage debt.

4. Property Dispositions

During the six months ended June 30, 2017, the Company sold the following wholly-owned property for approximately $25.0 million, resulting in net proceeds of approximately $24.5 million. The net loss on this disposition totaled approximately $0.6 million. Concurrent with the classification of this property as held for sale in December 2016, the Company reduced the property's carrying amount to its estimated fair value less estimated selling costs, and recorded an impairment charge of $4.9 million:

Property	Location	Primary University Served	Beds
The Province - Dayton	Dayton, OH	Wright State University	657

During the six months ended June 30, 2016, the Company sold two wholly-owned properties containing 1,324 beds for a total sales price of approximately $73.8 million, resulting in net proceeds of approximately $72.6 million. The combined net gain on these dispositions totaled approximately $17.4 million.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

5. Investments in Wholly-Owned Properties

Wholly-owned properties consisted of the following:

	June 30, 2017	December 31, 2016
Land (1)	$605,399	$568,266
Buildings and improvements	5,199,146	5,065,137
Furniture, fixtures and equipment	313,716	303,240
Construction in progress	645,730	349,498
	6,763,991	6,286,141
Accumulated depreciation	(958,588)	(859,127)
Wholly-owned properties, net	$5,805,403	$5,427,014	(2)

(1)
The land balance above includes undeveloped land parcels with book values of approximately $45.5 million and $38.5 million as of June 30, 2017 and December 31, 2016, respectively.  It also includes land totaling approximately $71.8 million and $61.2 million as of June 30, 2017 and December 31, 2016, respectively, related to properties under development.

(2)	Excludes the net book value of one property classified as held for sale in the accompanying consolidated balance sheets at December 31, 2016.

6. On-Campus Participating Properties

On-campus participating properties are as follows:

			Historical Cost
Lessor/University	Lease Commencement	Required Debt Repayment	June 30, 2017	December 31, 2016
Texas A&M University System / Prairie View A&M University (1)	2/1/1996	9/1/2023	$45,490	$45,310
Texas A&M University System / Texas A&M International	2/1/1996	9/1/2023	7,228	7,215
Texas A&M University System / Prairie View A&M University (2)	10/1/1999	8/31/2025	28,852	28,627
		8/31/2028
University of Houston System / University of Houston (3)	9/27/2000	8/31/2035	38,118	37,960
West Virginia University System / West Virginia University	7/16/2013	7/16/2045	44,112	43,817
			163,800	162,929
Accumulated amortization			(80,860)	(77,132)
On-campus participating properties, net			$82,940	$85,797

(1)	Consists of three phases placed in service between 1996 and 1998.

(2)	Consists of two phases placed in service in 2000 and 2003.

(3)	Consists of two phases placed in service in 2001 and 2005.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

7. Debt

A summary of the Company’s outstanding consolidated indebtedness is as follows:

	June 30, 2017	December 31, 2016
Debt secured by wholly-owned properties:
Mortgage loans payable:
Unpaid principal balance	$555,732	$559,642
Unamortized deferred financing costs	(2,587)	(3,040)
Unamortized debt premiums	22,811	26,830
	575,956	583,432
Construction loans payable (1)	1,037	—
Unamortized deferred financing costs	(326)	—
	576,667	583,432
Debt secured by on-campus participating properties:
Mortgage loans payable	70,725	71,662
Bonds payable	33,870	33,870
Unamortized deferred financing costs	(706)	(769)
	103,889	104,763
Total secured mortgage, construction and bond debt	680,556	688,195
Unsecured notes, net of unamortized OID and deferred financing costs (2)	1,189,775	1,188,737
Unsecured term loans, net of unamortized deferred financing costs (3)	347,417	149,065
Unsecured revolving credit facility	142,286	99,300
Total debt, net	$2,360,034	$2,125,297

(1)
Construction loans payable relates to a construction loan partially financing the development and construction of The Edge - Stadium Centre, a VIE the Company is including in its consolidated financial statements. The creditor of this construction loan does not have recourse to the assets of the Company.

(2)
Includes net unamortized original issue discount (“OID”) of $1.8 million at June 30, 2017 and $1.9 million at December 31, 2016, and net unamortized deferred financing costs of $8.5 million at June 30, 2017 and $9.3 million at December 31, 2016.

(3)	Includes net unamortized deferred financing costs of $2.6 million at June 30, 2017 and $0.9 million at December 31, 2016.

Mortgage and Construction Loans Payable

During the six months ended June 30, 2017, the Company did not pay off any fixed rate mortgage debt. During the six months ended June 30, 2016, the Company paid off approximately $34.2 million of fixed rate mortgage debt secured by three wholly owned properties.

In May 2017, the lender of the non-recourse mortgage loan secured by Blanton Common, a wholly-owned property located near Valdosta State University which was acquired as part of the GMH student housing transaction in 2008, sent a formal notice of default and initiated foreclosure proceedings. The property generates insufficient cash flow to cover the debt service on the mortgage, which had a balance of $27.4 million at June 30, 2017 and a contractual maturity date of August 2017.  In May 2017, the lender began receiving the net operating cash flows of the property each month in lieu of scheduled monthly mortgage payments. As of June 30, 2017, the Company was cooperating with the lender, to allow for a consensual foreclosure process upon which the property will be surrendered to the lender in satisfaction of the mortgage loan. As discussed in Note 2, during the three months ended June 30, 2017, the Company recorded an impairment charge for this property of $15.3 million.

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

The notes are fully and unconditionally guaranteed by the Company.  Interest on the notes is payable semi-annually. The terms of the unsecured notes include certain financial covenants that require the Operating Partnership to limit the amount of total debt and secured debt as a percentage of total asset value, as defined.  In addition, the Operating Partnership must maintain a minimum ratio of unencumbered asset value to unsecured debt, as well as a minimum interest coverage level. As of June 30, 2017, the Company was in compliance with all such covenants.

Unsecured Revolving Credit Facility

In January 2017, the Company entered into the Fifth Amended and Restated Credit Agreement (the “Agreement”). Pursuant to the Agreement, the Company increased the size of its unsecured revolving credit facility from $500 million to $700 million, which may be expanded by up to an additional $500 million upon the satisfaction of certain conditions. In connection with the Agreement, the maturity date of the revolving credit facility was extended from March 2018 to March 2022.

The unsecured revolving credit facility bears interest at a variable rate, at the Company’s option, based upon a base rate or one-, two-, three- or six-month LIBOR, plus, in each case, a spread based upon the Company’s investment grade rating from either Moody’s Investor Services, Inc. or Standard & Poor’s Rating Group. Additionally, the Company is required to pay a facility fee of 0.20% per annum on the $700 million revolving credit facility.  As of June 30, 2017, the revolving credit facility bore interest at a weighted average annual rate of 2.32% (1.12% + 1.00% spread + 0.20% facility fee), and availability under the revolving credit facility totaled $557.7 million.

The terms of the unsecured credit facility include certain restrictions and covenants, which limit, among other items, the incurrence of additional indebtedness and liens.  The facility contains customary affirmative and negative covenants and also contains financial covenants that, among other things, require the Company to maintain certain maximum leverage ratios and minimum ratios of “EBITDA” (earnings before interest, taxes, depreciation and amortization) to fixed charges.  The financial covenants also include a minimum asset value requirement, a maximum secured debt ratio, and a minimum unsecured debt service coverage ratio.  As of June 30, 2017, the Company was in compliance with all such covenants.

Unsecured Term Loans

The Company has a $150 million unsecured term loan (“Term Loan I Facility”) which has an accordion feature that allows the Company to expand the amount by up to an additional $50 million, subject to the satisfaction of certain conditions. The maturity date of the Term Loan I Facility is March 2021. The weighted average annual rate on the Term Loan I Facility was 2.16% (1.06% + 1.10% spread) at June 30, 2017.

In June 2017, the Company entered into an additional Unsecured Term Credit Agreement (the “New Term Loan II Facility”) totaling $200 million. The maturity date of the New Term Loan II Facility is June 2022. The agreement has an accordion feature that allows the Company to expand the amount by up to an additional $100 million, subject to the satisfaction of certain conditions. The weighted average annual rate on the New Term Loan II Facility was 2.32% (1.22% + 1.10% spread), at June 30, 2017.

The terms of the Term Loan I Facility and the New Term Loan II Facility include certain restrictions and covenants consistent with those of the unsecured revolving credit facility discussed above. As of June 30, 2017, the Company was in compliance with all such covenants.

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

The following table presents activity under the Company’s ATM Equity Program during the three and six months ended June 30, 2017. There was no activity under the Company’s ATM Equity Program during the three and six months ended June 30, 2016:

	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
Total net proceeds	$124,745	$187,403
Commissions paid to sales agents	$1,573	$2,354
Weighted average price per share	$47.69	$48.34
Shares of common stock sold	2,648,735	3,925,456

As of June 30, 2017, the Company had approximately $234.2 million available for issuance under its ATM Equity Program.

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

In 2015, the Company established a Non-Qualified Deferred Compensation Plan (“Deferred Compensation Plan”) maintained for the benefit of select employees and members of the Company’s Board of Directors, in which vested share awards (see Note 10), salary and other cash amounts earned may be deposited. Deferred Compensation Plan assets are held in a rabbi trust, which is subject to the claims of the Company’s creditors in the event of bankruptcy or insolvency. The shares held in the Deferred Compensation Plan are classified within stockholders’ equity in a manner similar to the manner in which treasury stock is classified. Subsequent changes in the fair value of the shares are not recognized. During the six months ended June 30, 2017, 43,173 shares of ACC's common stock were deposited into the Deferred Compensation Plan. As of June 30, 2017, 63,354 shares of ACC’s common stock were held in the Deferred Compensation Plan.

Partners’ Capital – Operating Partnership

In connection with the equity offering and ATM Equity Program discussed above, ACCOP issued a number of American Campus Operating Partnership Common OP Units (“Common OP Units”) to ACC equivalent to the number of common shares issued by ACC.

9. Noncontrolling Interests

Operating Partnership

Partially-owned properties: As of June 30, 2017, the Operating Partnership consolidates three joint ventures that own and operate University Village at Sweet Home, University Centre and Villas at Chestnut Ridge owned-off campus properties.  The portion of net assets attributable to the third-party partners in these joint ventures is classified as “noncontrolling interests - partially owned properties” within capital on the accompanying consolidated balance sheets of the Operating Partnership.  Accordingly, the third-party partners’ share of the income or loss of the joint ventures is reported on the consolidated statements of comprehensive income of the Operating Partnership as “net income attributable to noncontrolling interests – partially owned properties.”

In December 2016, the Company entered into a pre-sale agreement to purchase The Edge at Stadium Centre. The $9.4 million equity contribution from the developer is reflected as noncontrolling interest - partially owned properties within capital on the accompanying consolidated balance sheets of the Operating Partnership as of June 30, 2017.

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

Below is a table summarizing the activity of redeemable limited partners for the six months ended June 30, 2017:

December 31, 2016	$55,078
Net income	306
Distributions	(948)
Contribution from noncontrolling interest	3,000
Adjustments to reflect redeemable limited partner units at fair value	(2,092)
June 30, 2017	$55,344

During the year ended December 31, 2016, 280,915 Common OP Units and 31,846 Preferred OP Units were converted into an equal number of shares of ACC’s common stock. There were no conversions of Common or Preferred OP Units during the six months ended June 30, 2017. As of both June 30, 2017 and December 31, 2016, approximately 0.8% of the equity interests of the Operating Partnership were held by owners of Common OP Units and Preferred OP Units not held by ACC or ACC Holdings.

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

10. Incentive Award Plan

Restricted Stock Units (“RSUs”)

Upon reelection to the Board of Directors in May 2017, all members of the Company’s Board of Directors were granted RSUs in accordance with the American Campus Communities, Inc. 2010 Incentive Award Plan (the “Plan”).  These RSUs were valued at $150,000 for the Chairman of the Board of Directors and at $105,000 for all other members.  The number of RSUs was determined based on the fair market value of the Company’s stock on the date of grant, as defined in the Plan.  All awards vested and settled immediately on the date of grant, and the Company delivered shares of common stock and cash, as determined by the Compensation Committee of the Board of Directors. A compensation charge of approximately $0.8 million was recorded during the six months ended June 30, 2017 related to these awards and is included in general and administrative expenses on the Company's consolidated statements of comprehensive income.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

A summary of ACC’s RSUs under the Plan as of June 30, 2017 and activity during the six months then ended is presented below:

Number of RSUs
Outstanding at December 31, 2016	—
Granted	16,737
Settled in common shares	(15,235)
Settled in cash	(1,502)
Outstanding at June 30, 2017	—

Restricted Stock Awards (“RSAs”)

A summary of RSAs under the American Campus Communities, Inc. 2010 Incentive Award Plan (the “Plan”) as of June 30, 2017 and activity during the six months then ended, is presented below:

Number of RSAs
Nonvested balance at December 31, 2016	773,101
Granted	344,054
Vested	(193,186)
Forfeited (1)	(104,615)
Nonvested balance at June 30, 2017	819,354
     (1) Includes shares withheld to satisfy tax obligations upon vesting.

The fair value of RSAs is calculated based on the closing market value of ACC’s common stock on the date of grant.  The fair value of these awards is amortized to expense over the vesting periods, which amounted to approximately $3.9 million and $2.2 million for the three months ended June 30, 2017 and 2016, respectively, and $8.2 million and $4.9 million for the six months ended June 30, 2017 and 2016, respectively. The amortization of restricted stock awards for the six months ended June 30, 2017 includes $2.4 million of contractual executive separation and retirement charges incurred with regard to the retirement of the Company’s Chief Financial Officer, representing the June 30, 2017 vesting of 46,976 RSAs, net of shares withheld for taxes, related to the retirement.

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

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements.  To accomplish this objective, the Company primarily uses interest rate swaps and forward starting swaps as part of its interest rate risk management strategy.  Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.  Forward starting swaps are used to protect the Company against adverse fluctuations in interest rates by reducing its exposure to variability in cash flows relating to interest payments on a forecasted issuance of debt. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in other comprehensive income (outside of earnings) and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. Ineffectiveness resulting from the derivative instruments summarized below was immaterial for both the three and six month periods ended June 30, 2017 and 2016.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table summarizes the Company’s outstanding interest rate swap contracts as of June 30, 2017:

Hedged Debt Instrument	Effective Date	Maturity Date	Pay Fixed Rate	Receive Floating Rate Index	Current Notional Amount	Fair Value
Cullen Oaks mortgage loan	Feb 18, 2014	Feb 15, 2021	2.2750%	LIBOR - 1 month	$13,960	$(262)
Cullen Oaks mortgage loan	Feb 18, 2014	Feb 15, 2021	2.2750%	LIBOR - 1 month	14,104	(264)
Park Point mortgage loan	Nov 1, 2013	Oct 5, 2018	1.5450%	LIBOR - 1 month	70,000	(121)
				Total	$98,064	$(647)

In January 2017, the interest rate swaps on the Term Loan I Facility expired, and the remaining immaterial balance in accumulated other comprehensive income was reclassified into earnings.
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of June 30, 2017 and December 31, 2016:

	Liability Derivatives
		Fair Value as of
Description	Balance Sheet Location	June 30, 2017	December 31, 2016
Interest rate swaps contracts	Other liabilities	$647	$1,099
Total derivatives designated as hedging instruments		$647	$1,099

12.  Fair Value Disclosures

Financial Instruments Carried at Fair Value

The following table presents information about the Company’s financial instruments measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.  In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities the Company has the ability to access.  Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.  Level 2 inputs include quoted prices for similar assets and liabilities in active markets and inputs other than quoted prices observable for the asset or liability, such as interest rates and yield curves observable at commonly quoted intervals.  Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

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

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Disclosures concerning financial instruments measured at fair value are as follows:

	Fair Value Measurements as of
	June 30, 2017				December 31, 2016
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities:
Derivative financial instruments	$—	$647	$—	$647	$—	$1,099	$—	$1,099
Mezzanine:
Redeemable noncontrolling interests (Company)/Redeemable limited partners (Operating Partnership)	$—	$55,344	$—	$55,344	$—	$55,078	$—	$55,078

The Company uses derivative financial instruments, specifically interest rate swaps and forward starting swaps, for nontrading purposes.  The Company uses interest rate swaps to manage interest rate risk arising from previously unhedged interest payments associated with variable rate debt and forward starting swaps to reduce exposure to variability in cash flows relating to interest payments on forecasted issuances of debt.  Through June 30, 2017, derivative financial instruments were designated and qualified as cash flow hedges.  Derivative contracts with positive net fair values inclusive of net accrued interest receipts or payments are recorded in other assets.  Derivative contracts with negative net fair values, inclusive of net accrued interest payments or receipts, are recorded in other liabilities.  The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative.  This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves.  The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts).  The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.

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

Although the Company has determined the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparty.  However, as of June 30, 2017 and December 31, 2016, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivative financial instruments.  As a result, the Company has determined each of its derivative valuations in its entirety is classified in Level 2 of the fair value hierarchy.

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

Construction Loans Payable, Unsecured Revolving Credit Facility, and Unsecured Term Loans: The fair value of these instruments approximates their carrying values due to the variable interest rate feature of these instruments.

The table below contains the estimated fair value and related carrying amounts for the Company’s financial instruments as of June 30, 2017 and December 31, 2016:

	June 30, 2017			December 31, 2016
	Estimated Fair Value	Carrying Amount		Estimated Fair Value	Carrying Amount
Assets:
Loans receivable	$54,396	$60,202		$54,396	$58,539
Liabilities:
Unsecured notes	$1,234,500	$1,189,775	(1)	$1,211,344	$1,188,737	(1)
Mortgage loans payable	638,317	646,397	(2)	644,617	654,794	(2)
Bonds payable	36,591	33,448		37,066	33,401

(1)	Includes net unamortized OID and net unamortized deferred financing costs (see Note 7).

(2)	Includes net unamortized debt premiums and discounts and net unamortized deferred financing costs (see Note 7).

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

13. Commitments and Contingencies

Commitments

Construction Contracts: As of June 30, 2017, the Company estimates additional costs to complete 18 wholly-owned development projects under construction to be approximately $516.6 million. The Company expects to fund this amount through a combination of net proceeds from the ATM Equity Program discussed in Note 8, cash flows generated from operations, borrowings under the Company's existing unsecured credit facility, accessing the unsecured bond market, and proceeds from anticipated property dispositions.

Pre-sale Arrangements: In December 2016, the Company entered into a pre-sale agreement to purchase The Edge - Stadium Centre, a property which will be completed in August 2018. Total estimated development costs of approximately $42.6 million include the purchase price, elected upgrades, and capitalized transaction costs. The Company is obligated to purchase the property as long as certain construction completion deadlines and other closing conditions are met. The Company is responsible for leasing, management, and initial operations of the project while the third-party developer retains development risk during the construction period.

Development-related Guarantees: For certain of its third-party development projects, the Company commonly provides alternate housing and project cost guarantees, subject to force majeure. These guarantees are typically limited, on an aggregate basis, to the amount of the projects’ related development fees or a contractually agreed-upon maximum exposure amount.  Alternate housing guarantees generally require the Company to provide substitute living quarters and transportation for students to and from the university if the project is not complete by an agreed-upon completion date.  These guarantees typically expire at the later of five days after completion of the project or once the Company has moved all students from the substitute living quarters into the project. Under project cost guarantees, the Company is responsible for the construction cost of a project in excess of an approved budget. The budget consists primarily of costs included in the general contractors’ guaranteed maximum price contract (“GMP”). In most cases, the GMP obligates the general contractor, subject to force majeure and approved change orders, to provide completion date guarantees and to cover cost overruns and liquidated damages. In addition, the GMP is typically secured with payment and performance bonds. Project cost guarantees expire upon completion of certain developer obligations, which are normally satisfied within one year after completion of the project. For two of its third-party development projects that are currently under construction with the same University system, the Company’s obligation to pay alternate housing costs and excess project costs are unlimited in amount.  However, if the Company’s payment obligation arises from force majeure or is caused by the owner, the owner agrees to reimburse the Company from future cash flow of the project, with such reimbursement being subordinate to any financing on the property but paid prior to the University receiving any cash flow from the property.  If the Company’s obligation is a result of the general contractor and/or design professionals’ negligence, the owner agrees to assign its right to recover from such party to the Company. Additionally, for these two projects, the Company’s exposure to such costs resulting from owner-caused delays, as defined, is limited to $1.5 million.  As of June 30, 2017, management did not anticipate any material deviations from schedule or budget related to third-party development projects currently in progress.

For one of the Company’s wholly-owned development projects that is currently under construction, if the project is terminated by the Company prior to substantial completion, the Company has an obligation to pay the university $20.0 million less the hard costs incurred to date, which include all costs associated with labor, materials and work required in connection with the initial development and construction of the project. As of June 30, 2017, the Company’s exposure under this guarantee is $7.5 million. However, as of June 30, 2017, the Company has no intention of terminating the project.

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

Conveyance to University: In August 2013, the Company entered into an agreement to convey fee interest in a parcel of land, on which one of the Company’s student housing properties resides (University Crossings), to Drexel University (the “University”). Concurrent with the land conveyance, the Company as lessee entered into a ground lease agreement with the University as lessor for an initial term of 40 years, with three 10-year extensions, at the Company’s option. The Company also agreed to convey the building and improvements to the University at an undetermined date in the future and to pay real estate transfer taxes not to exceed $2.4 million. The Company paid approximately $0.6 million in real estate transfer taxes upon the conveyance of land to the University, leaving approximately $1.8 million to be paid by the Company upon the transfer of the building and improvements.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Move-in Guarantee: For certain of its owned development projects currently under construction and scheduled for completion in August 2017, the Company has provided certain residents with a move-in date guarantee. Under this guarantee, if the resident’s bedroom is not available for move-in on the agreed upon date, the Company will provide a one-time payment of $1,000 upon the resident’s move-in.  This payment may be withheld in the case of the resident’s default on any obligation.  As of June 30, 2017, the Company’s current exposure under the guarantee based on the number of leases signed as of that date was approximately $1.2 million.  The maximum exposure under this guarantee assuming 100% occupancy at all properties offering the guarantee is approximately $2.7 million.  As of June 30, 2017, management did not anticipate any material deviations from schedule on its 2017 owned development deliveries.

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

Letters of Intent:  In the ordinary course of the Company’s business, the Company enters into letters of intent indicating a willingness to negotiate for acquisitions, dispositions or joint ventures.  Such letters of intent are non-binding (except with regard to exclusivity and confidentiality), and neither party to the letter of intent is obligated to pursue negotiations unless and until a definitive contract is entered into by the parties.  Even if definitive contracts are entered into, the letters of intent relating to the acquisition and disposition of real property and resulting contracts generally contemplate that such contracts will provide the acquirer with time to evaluate the property and conduct due diligence, during which periods the acquirer will have the ability to terminate the contracts without penalty or forfeiture of any material deposit or earnest money.  There can be no assurance that definitive contracts will be entered into with respect to any matter covered by letters of intent or that the Company will consummate any transaction contemplated by any definitive contract.  Furthermore, due diligence periods for real property are frequently extended as needed.  Once the due diligence period expires, the Company is then at risk under a real property acquisition contract, but only to the extent of any non-refundable earnest money deposits associated with the contract and subject to normal closing conditions being met.

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

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Wholly-Owned Properties
Rental revenues and other income	$169,874	$175,395	$349,584	$361,899
Interest income	385	268	776	533
Total revenues from external customers	170,259	175,663	350,360	362,432
Operating expenses before depreciation, amortization, ground/facility leases and allocation of corporate overhead	(72,493)	(76,705)	(144,770)	(154,703)
Ground/facility leases	(1,687)	(1,452)	(3,287)	(2,906)
Interest expense, net (1)	664	(5,231)	346	(12,137)
Operating income before depreciation, amortization, and allocation of corporate overhead	$96,743	$92,275	$202,649	$192,686
Depreciation and amortization	$53,345	$51,053	$103,002	$102,276
Capital expenditures	$148,074	$124,431	$276,728	$210,343
Total segment assets at June 30,	$6,017,795	$5,942,924	$6,017,795	$5,942,924

On-Campus Participating Properties
Total revenues and other income	$6,171	$6,214	$16,329	$16,260
Interest income	15	2	23	2
Total revenues from external customers	6,186	6,216	16,352	16,262
Operating expenses before depreciation, amortization, ground/facility leases and allocation of corporate overhead	(3,562)	(3,013)	(6,498)	(5,771)
Ground/facility leases	(778)	(1,015)	(1,535)	(1,865)
Interest expense	(1,342)	(1,419)	(2,675)	(2,837)
Operating income before depreciation, amortization and allocation of corporate overhead	$504	$769	$5,644	$5,789
Depreciation and amortization	$1,869	$1,831	$3,729	$3,654
Capital expenditures	$661	$409	$870	$1,064
Total segment assets at June 30,	$100,970	$104,826	$100,970	$104,826

Development Services
Development and construction management fees	$675	$2,121	$1,131	$3,156
Operating expenses	(3,607)	(3,385)	(7,211)	(6,980)
Operating loss before depreciation, amortization and allocation of corporate overhead	$(2,932)	$(1,264)	$(6,080)	$(3,824)
Total segment assets at June 30,	$3,187	$2,088	$3,187	$2,088

Property Management Services
Property management fees from external customers	$2,288	$2,253	$4,902	$4,663
Intersegment revenues	4,769	5,629	9,707	11,580
Total revenues	7,057	7,882	14,609	16,243
Operating expenses	(3,261)	(2,816)	(6,685)	(5,800)
Operating income before depreciation, amortization and allocation of corporate overhead	$3,796	$5,066	$7,924	$10,443
Total segment assets at June 30,	$9,982	$8,787	$9,982	$8,787

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Reconciliations
Total segment revenues and other income	$184,177	$191,882	$382,452	$398,093
Unallocated interest income earned on investments and corporate cash	832	1,205	1,665	2,219
Elimination of intersegment revenues	(4,769)	(5,629)	(9,707)	(11,580)
Total consolidated revenues, including interest income	$180,240	$187,458	$374,410	$388,732

Segment operating income before depreciation, amortization and allocation of corporate overhead	$98,111	$96,846	$210,137	$205,094
Depreciation and amortization	(56,966)	(55,055)	(110,317)	(111,313)
Net unallocated expenses relating to corporate interest and overhead	(27,582)	(22,681)	(51,551)	(45,526)
(Loss) gain from disposition of real estate	(632)	—	(632)	17,409
Provision for real estate impairment	(15,317)	—	(15,317)	—
Income tax provision	(267)	(345)	(524)	(690)
Net income	$(2,653)	$18,765	$31,796	$64,974

Total segment assets	$6,131,934	$6,058,625	$6,131,934	$6,058,625
Unallocated corporate assets	93,039	256,432	93,039	256,432
Total assets at June 30,	$6,224,973	$6,315,057	$6,224,973	$6,315,057

(1)	Net of capitalized interest and amortization of debt premiums.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

15. Subsequent Events

Distributions:  On August 2, 2017, the Company declared a distribution per share of $0.44, which will be paid on August 25, 2017 to all common stockholders of record as of August 14, 2017.  At the same time, the Operating Partnership will pay an equivalent amount per unit to holders of Common OP Units, as well as the quarterly cumulative preferential distribution to holders of Preferred OP Units (see Note 9).

ATM Equity Program: Subsequent to quarter end, the Company sold 23,900 shares of common stock under its ATM Equity Program at a weighted average price of $48.09 per share for net proceeds of approximately $1.1 million.

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

Property Portfolio

As of June 30, 2017, our total owned property portfolio contained 160 properties, consisting of owned off-campus student housing properties that are in close proximity to colleges and universities, American Campus Equity (“ACE®”) properties operated under ground/facility leases with university systems, and on-campus participating properties operated under ground/facility leases with the related university systems.  Of the 160 properties, 19 were under development as of June 30, 2017.  Our communities contain modern housing units and are supported by a resident assistant system and other student-oriented programming, with many offering resort-style amenities.

As of June 30, 2017, through ACC’s taxable REIT subsidiary (“TRS”) entities, we provided third-party management and leasing services for 37 properties, bringing our total owned and third-party managed portfolio to 197 properties.  Third-party management and leasing services are typically provided pursuant to management contracts that have initial terms that range from one to five years.

Below is a summary of our property portfolio as of June 30, 2017:

Property portfolio:	Properties	Beds
Wholly-owned operating properties:
Off-campus properties	114	63,452
On-campus ACE (1)	22	16,161
Subtotal – operating properties	136	79,613

Wholly-owned properties under development:
Off-campus properties	10	6,203
On-campus ACE (2)	9	8,057
Subtotal – properties under development	19	14,260

Total wholly-owned properties	155	93,873

On-campus participating properties	5	5,086

Total owned property portfolio	160	98,959

Managed properties	37	29,714
Total property portfolio	197	128,673

(1)	Includes two properties at Prairie View A&M University that we ultimately expect to be refinanced under the existing on-campus participating structure.

(2)	Includes one property at Prairie View A&M University that we ultimately expect to be refinanced under the existing on-campus participating structure.

Owned development activity

At June 30, 2017, we were in the process of constructing ten owned off-campus properties and nine on-campus ACE properties. These properties are summarized in the table below:

Project	Project Type	Location	Primary University Served	Beds	Estimated Project Cost	Total Costs Incurred	Scheduled Completion

Tooker House	ACE	Tempe, AZ	Arizona State University	1,594	$107,800	$92,914	August 2017
Sky View	ACE	Flagstaff, AZ	Northern Arizona University	626	56,600	52,519	August 2017
University Square	ACE	Prairie View, TX	Prairie View A&M University	466	26,800	24,211	August 2017
U Centre on Turner	Off-campus	Columbia, MO	University of Missouri	718	69,100	64,594	August 2017
U Pointe on Speight	Off-campus	Waco, TX	Baylor University	700	49,800	45,673	August 2017
21Hundred @ Overton Park	Off-campus	Lubbock, TX	Texas Tech University	1,204	81,600	76,002	August 2017
Suites at 3rd	Off-campus	Champaign, IL	University of Illinois	251	25,000	21,780	August 2017
U Club Binghamton Phase II	Off-campus	Binghamton, NY	SUNY Binghamton University	562	55,800	52,591	August 2017
Callaway House Apartments	Off-campus	Norman, OK	University of Oklahoma	915	89,100	80,938	August 2017
U Centre on College	Off-campus	Clemson, SC	Clemson University	418	41,500	40,163	August 2017
SUBTOTAL – 2017 DELIVERIES				7,454	$603,100	$551,385

Virginia Commonwealth Univ.	ACE	Richmond, VA	Virginia Commonwealth Univ.	1,524	$95,700	$40,082	August 2018
Schwitzer Hall	ACE	Indianapolis, IN	Butler University	648	38,900	8,882	August 2018
Greek Leadership Village	ACE	Tempe, AZ	Arizona State University	957	69,600	14,181	August 2018
Bancroft Residence Hall	ACE	Berkeley, CA	University of California, Berkeley	781	98,700	28,099	August 2018
NAU Honors College	ACE	Flagstaff, AZ	Northern Arizona University	636	43,400	7,497	August 2018
U Club Townhomes	Off-campus	Oxford, MS	University of Mississippi	528	44,300	10,006	August 2018
The Edge - Stadium Centre (1)	Off-campus	Tallahassee, FL	Florida State University	412	42,600	12,042	August 2018
SUBTOTAL – 2018 DELIVERIES				5,486	$433,200	$120,789

Columbus Avenue Student Apts.	ACE	Boston, MA	Northeastern University	825	$153,400	$21,558	August 2019
191 College	Off-campus	Auburn, AL	Auburn University	495	59,300	8,102	July 2019
SUBTOTAL – 2019 DELIVERIES				1,320	$212,700	$29,660

TOTAL – ALL PROJECTS				14,260	$1,249,000	$701,834

(1) In December 2016, we entered into a pre-sale agreement to purchase The Edge - Stadium Centre, a property which is scheduled to be completed in August 2018. The estimated project cost includes the purchase price, elected upgrades and transaction costs.

Acquisitions

During the six months ended June 30, 2017, the Company acquired two wholly-owned properties for approximately $158.5 million. Refer to Note 3 in the accompanying Notes to Consolidated Financial Statements contained in Item 1 for a more detailed discussion of our recent acquisition activity.

Dispositions

During the six months ended June 30, 2017, the Company sold one wholly-owned property for approximately $25.0 million. Refer to Note 4 in the accompanying Notes to Consolidated Financial Statements contained in Item 1 for a more detailed discussion of our recent disposition activity.

Third-Party Development Services

Through ACC’s TRS entities, we provide development and construction management services for student housing properties owned by colleges and universities, charitable foundations and others.  As of June 30, 2017, we were under contract on two third-party development projects that are currently under construction and whose fees total $3.4 million.  As of June 30, 2017, fees of approximately $0.4 million remained to be earned by the Company with respect to these projects, which have scheduled completion dates in August 2017.

Results of Operations

Comparison of the Three Months Ended June 30, 2017 and June 30, 2016

The following table presents our results of operations for the three months ended June 30, 2017 and 2016, including the amount and percentage change in these results between the two periods.

	Three Months Ended June 30,
	2017	2016	Change ($)	Change (%)
Revenues
Wholly-owned properties	$169,156	$174,682	$(5,526)	(3.2)%
On-campus participating properties	6,171	6,214	(43)	(0.7)%
Third-party development services	675	2,121	(1,446)	(68.2)%
Third-party management services	2,288	2,253	35	1.6%
Resident services	718	713	5	0.7%
Total revenues	179,008	185,983	(6,975)	(3.8)%

Operating expenses
Wholly-owned properties	75,172	77,722	(2,550)	(3.3)%
On-campus participating properties	3,892	3,299	593	18.0%
Third-party development and management services	3,827	3,560	267	7.5%
General and administrative	9,782	6,126	3,656	59.7%
Depreciation and amortization	55,943	53,703	2,240	4.2%
Ground/facility leases	2,465	2,467	(2)	(0.1)%
Provision for real estate impairment	15,317	—	15,317	100.0%
Total operating expenses	166,398	146,877	19,521	13.3%

Operating income	12,610	39,106	(26,496)	(67.8)%

Nonoperating income and (expenses)
Interest income	1,232	1,475	(243)	(16.5)%
Interest expense	(14,573)	(20,119)	5,546	(27.6)%
Amortization of deferred financing costs	(1,023)	(1,352)	329	(24.3)%
Loss from disposition of real estate	(632)	—	(632)	100.0%
Total nonoperating expense	(14,996)	(19,996)	5,000	(25.0)%

(Loss) income before income taxes	(2,386)	19,110	(21,496)	(112.5)%
Income tax provision	(267)	(345)	78	(22.6)%

Net (loss) income	(2,653)	18,765	(21,418)	(114.1)%

Net income attributable to noncontrolling interests	(109)	(327)	218	(66.7)%
Net (loss) income attributable to ACC, Inc. and Subsidiaries common stockholders	$(2,762)	$18,438	$(21,200)	(115.0)%

Same Store and New Property Operations

We define our same store property portfolio as wholly-owned properties that were owned and operating for both of the full years ended December 31, 2017 and December 31, 2016, which are not conducting or planning to conduct substantial development, redevelopment, or repositioning activities, and are not classified as held for sale as of June 30, 2017. Prior to the third quarter of 2016, we included properties classified as held for sale in our same store property portfolio. We revised the definition of our same store property portfolio during the third quarter of 2016 to exclude such properties in order to better reflect the operating results of our ongoing portfolio.

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

A reconciliation of our same store, new property and sold/held for sale property operations to our consolidated statements of comprehensive income is set forth below:

	Same Store Properties		New Properties		Sold/Held for Sale Properties (1)		Total - All Properties
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2017	2016	2017	2016	2017 (2)	2016 (3)	2017		2016
Number of properties (4)	124	124	11	—	2	22	137	(5)	146
Number of beds (4)	73,871	73,871	4,882	—	1,517	13,600	80,270		87,471

Revenues (6)	$158,548	$154,379	$10,172	$17	$1,154	$20,999	$169,874		$175,395
Operating expenses	69,973	67,747	4,387	85	812	9,890	75,172		77,722

(1)	Does not include the allocation of payroll and other administrative costs related to corporate management and oversight.

(2)
Includes one property that was sold during the three months ended June 30, 2017 and one property that is in the process of being transferred to the lender in settlement of the property's $27.4 million mortgage loan due to mature in August 2017.

(3)	Includes properties sold in 2016 and 2017, and one property that is in the process of being transferred to the lender as discussed above.

(4)	Does not include properties under construction or undergoing redevelopment.

(5)	Difference from total operating property portfolio represents one property that was sold during the three months ended June 30, 2017.

(6)	Includes revenues which are reflected as resident services revenue on the accompanying consolidated statements of comprehensive income.

Same Store Properties:  The increase in revenue from our same store properties was primarily due to an increase in average rental rates for the 2016/2017 academic year, partially offset by a slight decrease in our weighted average occupancy from 92.1% during the three months ended June 30, 2016 to 92.0% during the three months ended June 30, 2017. Future revenues will be dependent on our ability to maintain our current leases in effect for the 2016/2017 academic year and our ability to obtain appropriate rental rates and desired occupancy for the 2017/2018 academic year at our various properties.

The increase in operating expenses from our same store properties was primarily due to: (i) an increase in utilities expense as a result of overall rate increases in water and sewage in various markets, which was partially offset by increased utility reimbursements from tenants which are included in same store properties revenue; (ii) an increase in property taxes due to increased property tax assessments in various markets and increases related to 2015 development deliveries caused primarily by the stabilization of property tax assessments in the second year of operations; (iii) additional marketing expenses incurred due to our efforts to achieve our leasing targets for the 2017/2018 academic year, and (iv) other general inflationary factors. We anticipate that operating expenses for our same store property portfolio for 2017 will increase as compared to 2016 as a result of the reasons discussed above.

New Property Operations: Our new properties for the three and six months ended June 30, 2017 are summarized in the table below:

Property	Location	Primary University Served	Beds	Acquisition/ Opening Date
Acquisitions:
University Crossings	Charlotte, NC	University of North Carolina	546	August 2016
U Point	Syracuse, NY	Syracuse University	163	October 2016
The Arlie	Arlington, TX	University of Texas at Arlington	598	April 2017
TWELVE at U District	Seattle, WA	University of Washington	384	June 2017
		SUBTOTAL - Acquisitions	1,691
Owned Developments:
Currie Hall	Los Angeles, CA	University of Southern California	456	August 2016
Fairview House	Indianapolis, IN	Butler University	633	August 2016
University Pointe	Louisville, KY	University of Louisville	531	August 2016
U Club on 28th	Boulder, CO	University of Colorado	398	August 2016
U Club Sunnyside	Morgantown, WV	West Virginia University	534	August 2016
The Court at Stadium Centre	Tallahassee, FL	Florida State University	260	August 2016
Merwick Stanworth Phase II	Princeton, NJ	Princeton University	379	September 2016
		SUBTOTAL - Owned Developments	3,191
		Total - New Properties	4,882

On-Campus Participating Properties (“OCPP”) Operations

Same Store OCPP Properties: We had five participating properties containing 5,086 beds which were operating during the three months ended June 30, 2017 and 2016. Revenues from these properties remained stable at $6.2 million for the comparable three month periods as a result of an increase in average rental rates for the 2016/2017 academic year, offset by a decrease in average occupancy from 54.1% for the three months ended June 30, 2016 to 52.2% for the three months ended June 30, 2017. Occupancy at our on-campus participating properties is low during the summer months due to the expiration of the 9-month leases concurrent with the end of the spring semester. Operating expenses at these properties increased by $0.6 million, from $3.3 million for the three months ended June 30, 2016 as compared to $3.9 million for the three months ended June 30, 2017, primarily due to (i) an increase in payroll costs related to recently filled staff positions; (ii) increased maintenance costs related to the annual turn process; (iii) an increase in utilities expense; and (iv) increases in general and administrative costs. Future revenues will be dependent on our ability to maintain our current leases in effect for the 2016/2017 academic year and our ability to obtain appropriate rental rates and desired occupancy for the 2017/2018 academic year.

Third-Party Development Services Revenue

Third-party development services revenue decreased by approximately $1.4 million, from $2.1 million during the three months ended June 30, 2016 to $0.7 million for the three months ended June 30, 2017.  This decrease was primarily due to the closing of bond financing and commencement of construction in June 2016 of two development projects with the Texas A&M University System at their Corpus Christi and San Antonio campuses, resulting in $1.8 million of revenue recognized during the three months ended June 30, 2016. During the three months ended June 30, 2017 we had two projects in progress with an average contractual fee of approximately $1.7 million, as compared to the three months ended June 30, 2016 in which we had four projects in progress with an average contractual fee of approximately $1.9 million.

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

General and Administrative

General and administrative expenses increased by approximately $3.7 million, from $6.1 million during the three months ended June 30, 2016 to $9.8 million for the three months ended June 30, 2017. This increase was primarily due to a $3.4 million contractual executive separation and retirement charge as a result of the retirement of the Company’s Chief Financial Officer, additional expenses incurred in connection with enhancements to our operating systems platform, additional payroll, healthcare and benefits expense, and other general inflationary factors. We anticipate general and administrative expenses will increase in 2017 as compared to 2016 for the reasons discussed above.

Depreciation and Amortization

Depreciation and amortization increased by approximately $2.2 million, from $53.7 million during the three months ended June 30, 2016 to $55.9 million for the three months ended June 30, 2017.  This increase was primarily due to the following: (i) a $3.0 million increase related to the completion of construction and opening of seven owned development properties in August and September of 2016; (ii) a $2.6 million increase due to property acquisition activity during 2016 and 2017; and (iii) a $2.2 million increase in depreciation expense at our same store properties. These increases were partially offset by a $5.5 million decrease in depreciation and amortization expense related to properties sold in 2016 and 2017. We anticipate depreciation and amortization expense to increase in 2017 as compared to 2016 due to the completion of owned development projects in Fall 2016 and Fall 2017, as well as acquisitions in 2016 and 2017, offset by property dispositions completed during 2016 and 2017.

Provision for Real Estate Impairment

During the three months ended June 30, 2017, we recorded an impairment charge of approximately $15.3 million for one wholly-owned property that is in the process of being transferred to the lender in settlement of the property's $27.4 million mortgage loan due to mature in August 2017. Refer to Note 7 in the accompanying Notes to Consolidated Financial Statements in Item 1 for a detailed discussion of this transaction.

Interest Expense

Interest expense decreased by approximately $5.5 million, from $20.1 million during the three months ended June 30, 2016 to $14.6 million for the three months ended June 30, 2017. Interest expense decreased as a result of the following: (i) a decrease of approximately $2.6 million related to the disposition of properties with outstanding mortgage debt during 2016; (ii) a $2.1 million increase in capitalized interest due to the timing and volume of construction activities on our owned development projects during the comparable three month periods; (iii) a $1.4 million decrease related to the pay-off of mortgage loans during 2016; and (iv) a decrease of approximately $1.0 million due to the pay-off of our $250 million term loan facility (“Term Loan II Facility”) in February 2016 and the pay-off of a portion of our $350 million term loan facility (“Term Loan I Facility”) in November 2016. These decreases were partially offset by a $1.4 million increase related to increased borrowings on our revolving credit facility.

We anticipate interest expense will decrease in 2017 as compared to 2016 due to the pay-off of mortgage debt in 2016, the disposition of properties with outstanding mortgage debt during 2016 and the 2016 pay-off of $200 million of the Term Loan I Facility. These decreases will be offset by an increase in borrowings under the Company’s revolving credit facility to fund its development pipeline, an increase related to the closing of the $200 million Term Loan (the “New Term Loan II Facility”) in June 2017 and additional interest incurred from any offerings of unsecured notes anticipated during 2017.

Amortization of Deferred Financing Costs

Amortization of deferred financing costs decreased by approximately $0.4 million, from $1.4 million during the three months ended June 30, 2016 to $1.0 million for the three months ended June 30, 2017. This decrease was primarily due to $0.2 million of amortization expense recorded during the three months ended June 30, 2016 related to the portion of our Term Loan I Facility paid off in November 2016, and $0.1 million related to properties with mortgage debt sold in 2016. We anticipate amortization of deferred finance costs will decrease in 2017 due to the pay-off of mortgage debt in 2016 and property dispositions completed during 2016, offset by an increase related to the New Term Loan II Facility and additional expense related to any offerings of unsecured notes anticipated during 2017.

Loss from Disposition of Real Estate

During the three months ended June 30, 2017, we sold one wholly-owned property containing 657 beds, resulting in a net loss from disposition of real estate of approximately $0.6 million. There were no dispositions during the three months ended June 30, 2016. Gain or loss from the disposition of real estate for the full year 2017 will be dependent on the volume of anticipated disposition activity.

Comparison of the Six Months Ended June 30, 2017 and June 30, 2016

The following table presents our results of operations for the six months ended June 30, 2017 and 2016, including the amount and percentage change in these results between the two periods.

	Six Months Ended June 30,
	2017	2016	Change ($)	Change (%)
Revenues
Wholly-owned properties	$347,987	$360,384	$(12,397)	(3.4)%
On-campus participating properties	16,329	16,260	69	0.4%
Third-party development services	1,131	3,156	(2,025)	(64.2)%
Third-party management services	4,902	4,663	239	5.1%
Resident services	1,597	1,515	82	5.4%
Total revenues	371,946	385,978	(14,032)	(3.6)%

Operating expenses
Wholly-owned properties	150,129	156,573	(6,444)	(4.1)%
On-campus participating properties	7,157	6,341	816	12.9%
Third-party development and management services	7,910	7,298	612	8.4%
General and administrative	16,516	11,435	5,081	44.4%
Depreciation and amortization	108,266	107,419	847	0.8%
Ground/facility leases	4,822	4,771	51	1.1%
Provision for real estate impairment	15,317	—	15,317	100.0%
Total operating expenses	310,117	293,837	16,280	5.5%

Operating income	61,829	92,141	(30,312)	(32.9)%

Nonoperating income and (expenses)
Interest income	2,464	2,754	(290)	(10.5)%
Interest expense	(29,290)	(42,746)	13,456	(31.5)%
Amortization of deferred financing costs	(2,051)	(3,894)	1,843	(47.3)%
(Loss) gain from disposition of real estate	(632)	17,409	(18,041)	(103.6)%
Total nonoperating expense	(29,509)	(26,477)	(3,032)	11.5%

Income before income taxes	32,320	65,664	(33,344)	(50.8)%
Income tax provision	(524)	(690)	166	(24.1)%
Net income	31,796	64,974	(33,178)	(51.1)%

Net income attributable to noncontrolling interests	(508)	(949)	441	(46.5)%
Net income attributable to ACC, Inc. and Subsidiaries common stockholders	$31,288	$64,025	$(32,737)	(51.1)%

Same Store and New Property Operations

A reconciliation of our same store, new property and sold/held for sale property operations to our consolidated statements of comprehensive income is set forth below:

	Same Store Properties		New Properties		Sold/Held for Sale Properties (1)		Total - All Properties
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016	2017 (2)	2016 (3)	2017		2016
Number of properties (4)	124	124	11	—	2	24	137	(5)	148
Number of beds (4)	73,871	73,871	4,882	—	1,517	14,924	80,270		88,795

Revenues (6)	$327,401	$317,691	$19,137	$104	$3,046	$44,104	$349,584		$361,899
Operating expenses	140,091	135,598	7,920	158	2,118	20,817	150,129		156,573

(1)	Does not include the allocation of payroll and other administrative costs related to corporate management and oversight.

(2)
Includes one property that was sold during the six months ended June 30, 2017 and one property that is in the process of being transferred to the lender in settlement of the property's $27.4 million mortgage loan due to mature in August 2017.

(3)	Includes properties sold in 2016 and 2017, and one property that is in the process of being transferred to the lender as discussed above.

(4)	Does not include properties under construction or undergoing redevelopment.

(5)	Difference from total operating property portfolio represents one property that was sold during the six months ended June 30, 2017.

(6)	Includes revenues which are reflected as resident services revenue on the accompanying consolidated statements of comprehensive income.

Same Store Properties:  The increase in revenue from our same store properties was primarily due to an increase in average rental rates for the 2016/2017 academic year, partially offset by a slight decrease in our weighted average occupancy from 94.6% during the six months ended June 30, 2016 to 94.5% for the six months ended June 30, 2017.

The increase in operating expenses from our same store properties was primarily due to the same factors that contributed to the increase in operating expenses for the three months ended June 30, 2017, as discussed above, as well as an increase in repairs and maintenance expense due to insurance deductibles for weather related events and non-routine repair work at certain properties.

New Property Operations: Our new properties for the six months ended June 30, 2017 are summarized in the table of new properties contained in the discussion of our results of operations for the three months ended June 30, 2017 and 2016.

On-Campus Participating Properties (“OCPP”) Operations

Same Store OCPP Properties: We had five participating properties containing 5,086 beds which were operating during the six months ended June 30, 2017 and 2016. Revenues from these properties remained stable at $16.3 million for the comparable six month periods as a result of an increase in average rental rates for the 2016/2017 academic year, offset by a decrease in average occupancy from 75.8% for the six months ended June 30, 2016 to 74.1% for the six months ended June 30, 2017. Operating expenses at these properties increased by $0.9 million, from $6.3 million for the six months ended June 30, 2016 as compared to $7.2 million for the six months ended June 30, 2017, primarily due to the same factors that contributed to the increase in operating expenses for the three months ended June 30, 2017, as discussed above.

Third-Party Development Services Revenue

Third-party development services revenue decreased by approximately $2.1 million, from $3.2 million during the six months ended June 30, 2016 to $1.1 million for the six months ended June 30, 2017.  This decrease was due to a $0.5 million fee earned for the performance of various predevelopment activities for the University of Kansas during the six months ended June 30, 2016, in addition to the same factors that contributed to the decrease for the three months ended June 30, 2017, as discussed above.

Third-Party Development and Management Services Expenses

Third-party development and management services expenses increased by approximately $0.6 million, from $7.3 million during the six months ended June 30, 2016 to $7.9 million for the six months ended June 30, 2017. This increase was due to an increase in the allocation of payroll and other administrative costs related to corporate management and oversight, as a result of growth in our managed property portfolio related to the provision of management services for 11 properties during the first quarter 2017 that were part of a portfolio disposed of in the fourth quarter 2016. The transition period for the temporary management of these properties ended on March 31, 2017. We anticipate third-party development and management services expenses will increase in 2017 as compared to 2016 for the reasons discussed above as well as additional anticipated activity in our third-party development services segment.

General and Administrative

General and administrative expenses increased by approximately $5.1 million, from $11.4 million during the six months ended June 30, 2016 to $16.5 million for the six months ended June 30, 2017. This increase was primarily due to $4.5 million in contractual executive separation and retirement charges incurred in the six months ended June 30, 2017 as a result of the retirement of the Company's Chief Financial Officer, additional expenses incurred in connection with enhancements to our operating systems platform, additional payroll, healthcare and benefits expense, and other general inflationary factors.

Depreciation and Amortization

Depreciation and amortization increased by approximately $0.9 million, from $107.4 million during the six months ended June 30, 2016 to $108.3 million for the six months ended June 30, 2017.  This increase was primarily due to the following: (i) a $5.9 million increase related to the completion of construction and opening of seven owned development properties in August and September of 2016; (ii) a $3.3 million increase due to property acquisition activity during 2016 and 2017; and (iii) a $2.5 million increase in depreciation expense at our same store properties. These increases were partially offset by an $11.0 million decrease in depreciation and amortization expense related to properties sold in 2016 and 2017.

Provision for Real Estate Impairment

During the six months ended June 30, 2017, we recorded an impairment charge of approximately $15.3 million for one wholly-owned property that is in the process of being transferred to the lender in settlement of the property's $27.4 million mortgage loan due to mature in August 2017. Refer to Note 7 in the accompanying Notes to Consolidated Financial Statements in Item 1 for a detailed discussion of this transaction.

Interest Expense

Interest expense decreased by approximately $13.4 million, from $42.7 million during the six months ended June 30, 2016 to $29.3 million for the six months ended June 30, 2017. Interest expense decreased as a result of the following: (i) a decrease of approximately $5.2 million related to the disposition of properties with outstanding mortgage debt during 2016; (ii) a $4.4 million increase in capitalized interest due to the timing and volume of construction activities on our owned development projects during the comparable six month periods; (iii) a $3.0 million decrease related to the pay-off of mortgage loans during 2016; (iv) a decrease of approximately $2.6 million due to the pay-off of our Term Loan II Facility in February 2016 and the pay-off of a portion of the Term Loan I Facility in November 2016; and (v) a $0.5 million decrease related to lower outstanding balances on our mortgage debt due to continued scheduled principal payments. These decreases were partially offset by a $1.9 million increase in interest expense related to increased borrowings on our revolving credit facility.

Amortization of Deferred Financing Costs

Amortization of deferred financing costs decreased by approximately $1.8 million, from $3.9 million during the six months ended June 30, 2016 to $2.1 million for the six months ended June 30, 2017. This decrease was primarily due to $1.1 million of accelerated amortization related to the pay-off of our Term Loan II Facility in February 2016, $0.4 million related to the pay-off of a portion of the Term Loan I Facility in November 2016, and $0.2 million related to properties with mortgage debt sold in 2016.

(Loss) Gain from Disposition of Real Estate

During the six months ended June 30, 2017, we sold one wholly-owned property containing 657 beds, resulting in a net loss from disposition of real estate of approximately $0.6 million. During the six months ended June 30, 2016, we sold two wholly-owned properties containing 1,324 beds, resulting in a net gain from disposition of real estate of approximately $17.4 million.

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

Liquidity and Capital Resources

Cash Balances and Cash Flows

As of June 30, 2017, excluding our on-campus participating properties, we had $37.6 million in cash and cash equivalents and restricted cash as compared to $32.3 million in cash and cash equivalents and restricted cash as of December 31, 2016.  Restricted cash primarily consists of escrow accounts held by lenders and resident security deposits, as required by law in certain states, and funds held in escrow in connection with potential acquisition and development opportunities.  The following discussion relates to changes in cash due to operating, investing and financing activities, which are presented in our consolidated statements of cash flows included in Item 1.

Operating Activities: For the six months ended June 30, 2017, net cash provided by operating activities was approximately $128.6 million, as compared to approximately $151.3 million for the six months ended June 30, 2016, a decrease of $22.7 million.  This decrease in cash flows was due to the timing of collections of our student accounts receivable as well as a decrease in operating cash flows related to property dispositions during 2016 and 2017.  These decreases were partially offset by operating cash flows provided by property acquisitions in 2016 and 2017, and the completion of construction and opening of seven owned development projects in the third quarter of 2016.

Investing Activities:  Investing activities utilized approximately $431.4 million and $195.6 million for the six months ended June 30, 2017 and 2016, respectively.  The $235.8 million increase in cash utilized in investing activities was primarily a result of the following: (i) a $100.8 million increase in cash paid for property acquisitions during the six months ended June 30, 2017, (ii) a $53.5 million increase in cash used to fund the construction of our wholly-owned development properties, related to the timing of construction commencement and completion of our owned development pipeline; (iii) a $48.2 million decrease in proceeds from the disposition of wholly-owned properties, as we sold two properties during the six months ended June 30, 2016 as compared to the sale of one property during the six months ended June 30, 2017; (iv) a $16.1 million increase in cash paid to acquire undeveloped land parcels in 2017; (v) a $12.8 million increase in cash used to fund capital expenditures at our wholly-owned properties; and (vi) a $5.2 million increase related to escrow deposits made on future acquisition opportunities. These increases were partially offset by a $1.0 million decrease in cash used to fund capital reserves during the six months ended June 30, 2017.

Financing Activities: Cash provided by financing activities totaled approximately $306.1 million and $234.4 million for the six months ended June 30, 2017 and 2016, respectively. The $71.7 million increase in cash provided by financing activities was primarily a result of the following: (i) a net increase of $450.0 million related to our unsecured term loans as we borrowed $200.0 million in June 2017 and paid off $250.0 million in February 2016; (ii) a $111.9 million increase in net draws on our revolving credit facility; (iii) a $34.2 million decrease in cash used to pay off mortgage debt during the comparable three month periods; (iv) an $8.2 million increase in contributions from noncontrolling interests during the six months ended June 30, 2017; and (v) a $1.3 million decrease in scheduled principal payments on outstanding debt during the comparable periods. These increases were partially offset by the following: (i) a $520.7 million decrease in net proceeds from the sale of common stock, related to our equity offering in February 2016 as compared to the issuance of common stock under our ATM Equity Program in 2017; (ii) a $7.9 million increase in distributions to common and restricted stockholders and noncontrolling partners; (iii) a $5.1 million increase in payments of debt issuance costs due to the amendment of our credit agreement in January 2017 and our New Term Loan II Facility in June 2017; and (iv) a $1.3 million increase in taxes paid on net share settlements.

Liquidity Needs, Sources and Uses of Capital

As of June 30, 2017, our short-term liquidity needs included, but were not limited to, the following: (i) anticipated distribution payments to our common and restricted stockholders totaling approximately $241.5 million based on an assumed annual cash distribution of $1.76 per share and based on the number of our shares outstanding as of June 30, 2017; (ii) anticipated distribution payments to our Operating Partnership unitholders totaling approximately $1.9 million based on an assumed annual distribution of $1.76 per common unit and a cumulative preferential per annum cash distribution rate of 5.99% on our Preferred OP Units based on the number of units outstanding as of June 30, 2017; (iii) the pay-off of approximately $66.3 million of outstanding fixed rate mortgage debt scheduled to mature during the next 12 months; (iv) estimated development costs over the next 12 months totaling approximately $410.5 million for our wholly-owned properties currently under construction; (v) funds for other development projects scheduled to commence construction during the next 12 months; and (vi) potential future property or land acquisitions, including mezzanine financed developments.

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

In June 2017, the Company entered into a New Term Loan II Facility totaling $200 million which will mature in June 2022. The agreement has an accordion feature that allows the Company to expand the amount by up to an additional $100 million, subject to the satisfaction of certain conditions. Borrowing rates under this agreement float at a margin over LIBOR and the margin is priced on a grid that is tied to the Company’s credit rating. Based on the Company’s current Baa2/BBB rating, the LIBOR margin is 110 basis points.

As discussed in Note 7 in the accompanying Notes to Consolidated Financial Statements contained in Item 1, in May 2017, the lender of the non-recourse mortgage loan secured by Blanton Common, a wholly-owned property located near Valdosta State University which was acquired as part of the GMH student housing transaction in 2008, sent a formal notice of default and initiated foreclosure proceedings. The property generates insufficient cash flow to cover the debt service on the $27.4 million mortgage loan due August 2017. As of June 30, 2017, the Company was cooperating with the lender, to allow for a consensual foreclosure process upon which the property will be surrendered to the lender in satisfaction of the mortgage loan.

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

On August 2, 2017, we declared a distribution per share of $0.44, which will be paid on August 25, 2017 to all common stockholders of record as of August 14, 2017.  At the same time, the Operating Partnership will pay an equivalent amount per unit to holders of Common OP Units, as well as the quarterly cumulative preferential distribution to holders of Preferred OP Units.

Pre-Development Expenditures

Our third-party and owned development activities have historically required us to fund pre-development expenditures such as architectural fees, permits and deposits.  The closing and/or commencement of construction of these development projects is subject to a number of risks such as our inability to obtain financing on favorable terms and delays or refusals in obtaining necessary zoning, land use, building, and other required governmental permits and authorizations  As such, we cannot always predict accurately the liquidity needs of these activities.  We frequently incur these pre-development expenditures before a financing commitment and/or required permits and authorizations have been obtained.  Accordingly, we bear the risk of the loss of these pre-development expenditures if financing cannot ultimately be arranged on acceptable terms or we are unable to successfully obtain the required permits and authorizations.  Historically, our third-party and owned development projects have been successfully structured and financed; however, these developments have at times been delayed beyond the period initially scheduled, causing revenue to be recognized in later periods.  As of June 30, 2017, we have deferred approximately $6.1 million in pre-development costs related to third-party and owned development projects that have not yet commenced construction.

Indebtedness

The amounts below exclude net unamortized debt premiums and discounts related to mortgage loans assumed in connection with property acquisitions, original issue discounts (“OID”s), and deferred financing costs (see Note 7 in the accompanying Notes to the Consolidated Financial Statements contained in Item 1). A summary of our consolidated indebtedness as of June 30, 2017 is as follows:

	Amount	% of Total	Weighted Average Rates (1)	Weighted Average Maturities
Secured	$661,364	28.1%	4.9%	5.4 Years
Unsecured	1,692,286	71.9%	3.3%	5.1 Years
Total consolidated debt	$2,353,650	100.0%	3.7%	5.2 Years

Fixed rate debt
Secured
Project-based taxable bonds	$33,870	1.4%	7.6%	7.3 Years
Mortgage	626,457	26.6%	4.7%	5.3 Years
Unsecured
April 2013 Notes	400,000	17.0%	3.8%	5.8 Years
June 2014 Notes	400,000	17.0%	4.1%	7.0 Years
September 2015 Notes	400,000	17.0%	3.4%	3.3 Years
Total - fixed rate debt	1,860,327	79.0%	4.1%	5.4 Years

Variable rate debt:
Secured
Construction	1,037	0.1%	3.7%	2.6 Years
Unsecured
Term loans	350,000	14.9%	2.3%	4.4 Years
Unsecured revolving credit facility	142,286	6.0%	2.3%	4.7 Years
Total - variable rate debt	493,323	21.0%	1.3%	5.8 Years
Total consolidated debt	2,353,650	100.0%	3.7%	5.2 Years

(1)	Represents stated interest rate and does not include the effect of the amortization of deferred financing costs, debt premiums and discounts, OIDs, and interest rate swap terminations.

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

The following table presents a reconciliation of our net income attributable to common stockholders to FFO and FFOM:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net (loss) income attributable to ACC, Inc. and Subsidiaries common stockholders	$(2,762)	$18,438	$31,288	$64,025
Noncontrolling interests	109	327	508	949
Loss (gain) from disposition of real estate	632	—	632	(17,409)
Elimination of provision for real estate impairment (1)	15,317	—	15,317	—
Real estate related depreciation and amortization	55,211	52,885	106,729	105,931
Funds from operations (“FFO”) attributable to common stockholders and OP unitholders	68,507	71,650	154,474	153,496

Elimination of operations of on-campus participating properties:
Net loss (income) from on-campus participating properties	1,395	1,097	(1,852)	(2,067)
Amortization of investment in on-campus participating properties	(1,869)	(1,831)	(3,729)	(3,654)
	68,033	70,916	148,893	147,775
Modifications to reflect operational performance of on-campus participating properties:
Our share of net cash flow (2)	778	1,015	1,535	1,865
Management fees	272	264	740	723
Contribution from on-campus participating properties	1,050	1,279	2,275	2,588
Contractual executive separation and retirement charges (3)	3,420	—	4,515	—
Funds from operations – modified (“FFOM”) attributable to common stockholders and OP unitholders	$72,503	$72,195	$155,683	$150,363

FFO per share – diluted	$0.50	$0.54	$1.14	$1.19
FFOM per share – diluted	$0.53	$0.54	$1.15	$1.16
Weighted-average common shares outstanding – diluted	136,602,368	132,638,808	135,851,836	129,159,380

(1)
Represents an impairment charge recorded for a wholly-owned property that is in the process of being transferred to the lender in settlement of the property's $27.4 million mortgage loan due to mature in August 2017.

(2)
50% of the properties’ net cash available for distribution after payment of operating expenses, debt service (including repayment of principal) and capital expenditures. Represents amounts accrued for the interim periods, which is included in ground/facility leases expense in the consolidated statements of comprehensive income.

(3)	Represents contractual executive separation and retirement charges incurred in the first and second quarter 2017 with regard to the retirement of the company's Chief Financial Officer.

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

Dated:	August 4, 2017

AMERICAN CAMPUS COMMUNITIES, INC.

By:	/s/ Daniel B. Perry

Daniel B. Perry Executive Vice President, Chief Financial Officer, Treasurer and Secretary

By:	/s/ Kim K. Voss

Kim K. Voss Executive Vice President, Chief Accounting Officer, and Assistant Secretary

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	August 4, 2017

AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P.
By:	American Campus Communities Holdings, LLC, its general partner
	By:	American Campus Communities, Inc., its sole member

	By:	/s/ Daniel B. Perry

Daniel B. Perry Executive Vice President, Chief Financial Officer, Treasurer and Secretary

	By:	/s/ Kim K. Voss

Kim K. Voss Executive Vice President, Chief Accounting Officer, and Assistant Secretary