Form 10-Q
period 2017-09-30
AMERICAN CAMPUS COMMUNITIES INC; American Campus Communities Operating Partnership LP
filed 2017-11-03
CIK 1283630, 1357369

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2017.

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

There were 136,426,506 shares of the American Campus Communities, Inc.’s common stock with a par value of $0.01 per share outstanding as of the close of business on October 27, 2017.

EXPLANATORY NOTE

This report combines the reports on Form 10-Q for the quarterly period ended September 30, 2017 of American Campus Communities, Inc. and American Campus Communities Operating Partnership, L.P.  Unless stated otherwise or the context otherwise requires, references to “ACC” mean American Campus Communities, Inc., a Maryland corporation that has elected to be treated as a real estate investment trust (“REIT”) under the Internal Revenue Code, and references to “ACCOP” mean American Campus Communities Operating Partnership, L.P., a Maryland limited partnership.  References to the “Company,” “we,” “us” or “our” mean collectively ACC, ACCOP and those entities/subsidiaries owned or controlled by ACC and/or ACCOP.  References to the “Operating Partnership” mean collectively ACCOP and those entities/subsidiaries owned or controlled by ACCOP. The following chart illustrates the Company’s and the Operating Partnership’s corporate structure:

100.0%
American Campus Communities, Inc.
(Limited Partner)
American Campus Communities
Holdings, LLC
(General Partner)
99.2%
less than 1%
American Campus Communities
Operating Partnership, L.P.
0.8%
Other Limited
Partners
Property Owning
Entities/Subsidiaries
Company
Operating
Partnership

The general partner of ACCOP is American Campus Communities Holdings, LLC (“ACC Holdings”), an entity that is wholly-owned by ACC. As of September 30, 2017, ACC Holdings held an ownership interest in ACCOP of less than 1%. The limited partners of ACCOP are ACC and other limited partners consisting of current and former members of management and nonaffiliated third parties.  As of September 30, 2017, ACC owned an approximate 99.2% limited partnership interest in ACCOP.  As the sole member of the general partner of ACCOP, ACC has exclusive control of ACCOP’s day-to-day management.  Management operates the Company and the Operating Partnership as one business. The management of ACC consists of the same members as the management of ACCOP. The Company is structured as an umbrella partnership REIT (“UPREIT”) and ACC contributes all net proceeds from its various equity offerings to the Operating Partnership. In return for those contributions, ACC receives a number of units of the Operating Partnership (“OP Units,” see definition below) equal to the number of common shares it has issued in the equity offering. Contributions of properties to the Company can be structured as tax-deferred transactions through the issuance of OP Units in the Operating Partnership. Based on the terms of ACCOP’s partnership agreement, OP Units can be exchanged for ACC’s common shares on a one-for-one basis. The Company maintains a one-for-one relationship between the OP Units of the Operating Partnership issued to ACC and ACC Holdings and the common shares issued to the public. The Company believes that combining the reports on Form 10-Q of ACC and ACCOP into this single report provides the following benefits:

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

FORM 10-Q
FOR THE QUARTER ENDED September 30, 2017
 TABLE OF CONTENTS

		PAGE NO.

PART I.

Item 1.	Consolidated Financial Statements of American Campus Communities, Inc. and Subsidiaries:

	Consolidated Balance Sheets as of September 30, 2017 (unaudited) and December 31, 2016	1

	Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2017 and 2016 (all unaudited)	2

	Consolidated Statement of Changes in Equity for the nine months ended September 30, 2017 (unaudited)	3

	Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016 (all unaudited)	4

	Consolidated Financial Statements of American Campus Communities Operating Partnership, L.P. and Subsidiaries:

	Consolidated Balance Sheets as of September 30, 2017 (unaudited) and December 31, 2016	5

	Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2017 and 2016 (all unaudited)	6

	Consolidated Statement of Changes in Capital for the nine months ended September 30, 2017 (unaudited)	7

	Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016 (all unaudited)	8

	Notes to Consolidated Financial Statements of American Campus Communities, Inc. and Subsidiaries and American Campus Communities Operating Partnership, L.P. and Subsidiaries (unaudited)	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	32

Item 3.	Quantitative and Qualitative Disclosure about Market Risk	48

Item 4.	Controls and Procedures	48

PART II.

Item 1.	Legal Proceedings	49

Item 1A.	Risk Factors	49

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	49

Item 3.	Defaults Upon Senior Securities	49

Item 4.	Mine Safety Disclosures	49

Item 5.	Other Information	49

Item 6.	Exhibits	50

SIGNATURES		51

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2017	December 31, 2016
	(Unaudited)
Assets

Investments in real estate:
Wholly-owned properties, net	$6,262,077	$5,427,014
Wholly-owned properties held for sale	—	25,350
On-campus participating properties, net	83,095	85,797
Investments in real estate, net	6,345,172	5,538,161

Cash and cash equivalents	16,341	22,140
Restricted cash	25,824	24,817
Student contracts receivable, net	15,531	8,428
Other assets	284,023	272,367

Total assets	$6,686,891	$5,865,913

Liabilities and equity

Liabilities:
Secured mortgage, construction and bond debt, net	$662,874	$688,195
Unsecured notes, net	1,190,296	1,188,737
Unsecured term loans, net	646,675	149,065
Unsecured revolving credit facility	266,440	99,300
Accounts payable and accrued expenses	79,612	76,614
Other liabilities	214,918	158,437
Total liabilities	3,060,815	2,360,348

Commitments and contingencies (Note 13)

Redeemable noncontrolling interests	112,270	55,078

Equity:
American Campus Communities, Inc. and Subsidiaries stockholders' equity:
Common stock, $0.01 par value, 800,000,000 shares authorized, 136,362,728 and 132,225,488 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	1,364	1,322
Additional paid in capital	4,321,228	4,118,842
Common stock held in rabbi trust, 63,778 and 20,181 shares at September 30, 2017 and December 31, 2016, respectively	(2,944)	(975)
Accumulated earnings and dividends	(816,360)	(670,137)
Accumulated other comprehensive loss	(3,195)	(4,067)
Total American Campus Communities, Inc. and Subsidiaries stockholders' equity	3,500,093	3,444,985
Noncontrolling interests - partially owned properties	13,713	5,502
Total equity	3,513,806	3,450,487

Total liabilities and equity	$6,686,891	$5,865,913

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
Wholly-owned properties	$183,569	$185,694	$531,556	$546,078
On-campus participating properties	6,799	6,758	23,128	23,018
Third-party development services	3,566	773	4,697	3,929
Third-party management services	2,291	2,376	7,193	7,039
Resident services	713	810	2,310	2,325
Total revenues	196,938	196,411	568,884	582,389

Operating expenses:
Wholly-owned properties	99,423	100,602	249,552	257,175
On-campus participating properties	3,923	3,784	11,080	10,125
Third-party development and management services	3,879	3,340	11,789	10,638
General and administrative	8,684	5,375	25,200	16,810
Depreciation and amortization	61,125	52,067	169,391	159,486
Ground/facility leases	2,329	1,965	7,151	6,736
Provision for real estate impairment	—	—	15,317	—
Total operating expenses	179,363	167,133	489,480	460,970

Operating income	17,575	29,278	79,404	121,419

Nonoperating income and (expenses):
Interest income	1,259	1,272	3,723	4,026
Interest expense	(18,654)	(19,016)	(47,944)	(61,762)
Amortization of deferred financing costs	(1,146)	(1,344)	(3,197)	(5,238)
(Loss) gain from disposition of real estate	—	—	(632)	17,409
Total nonoperating expense	(18,541)	(19,088)	(48,050)	(45,565)

(Loss) income before income taxes	(966)	10,190	31,354	75,854
Income tax provision	(267)	(345)	(791)	(1,035)
Net (loss) income	(1,233)	9,845	30,563	74,819
Net income attributable to noncontrolling interests	(79)	(201)	(587)	(1,150)
Net (loss) income attributable to ACC, Inc. and Subsidiaries common stockholders	$(1,312)	$9,644	$29,976	$73,669

Other comprehensive income (loss)
Change in fair value of interest rate swaps and other	233	1,271	872	(162)
Comprehensive (loss) income	$(1,079)	$10,915	$30,848	$73,507

Net (loss) income per share attributable to ACC, Inc. and Subsidiaries common stockholders
Basic	$(0.01)	$0.07	$0.21	$0.57
Diluted	$(0.01)	$0.07	$0.21	$0.56

Weighted-average common shares outstanding
Basic	136,421,198	130,786,985	134,708,361	128,239,294
Diluted	136,421,198	131,568,371	135,585,850	129,034,401

Distributions declared per common share	$0.44	$0.42	$1.30	$1.24

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(unaudited, in thousands, except share data)

	Common Shares	Par Value of Common Shares	Additional Paid in Capital	Common Shares Held in Rabbi Trust	Common Shares Held in Rabbi Trust at Cost	Accumulated Earnings and Dividends	Accumulated Other Comprehensive Loss	Noncontrolling Interests – Partially Owned Properties	Total
Equity, December 31, 2016	132,225,488	$1,322	$4,118,842	20,181	$(975)	$(670,137)	$(4,067)	$5,502	$3,450,487
Adjustments to reflect redeemable noncontrolling interests at fair value	—	—	5,943	—	—	—	—	—	5,943
Amortization of restricted stock awards	—	—	10,641	—	—	—	—	—	10,641
Vesting of restricted stock awards and restricted stock units	165,884	2	(2,193)	43,597	(1,969)	—	—	—	(4,160)
Distributions to common and restricted stockholders	—	—	—	—	—	(176,199)	—	—	(176,199)
Distributions to noncontrolling interests - partially owned properties	—	—	—	—	—	—	—	(212)	(212)
Conversion of common and preferred operating partnership units to common stock	22,000	—	154	—	—	—	—	—	154
Net proceeds from sale of common stock	3,949,356	40	187,841	—	—	—	—	—	187,881
Change in fair value of interest rate swaps and other	—	—	—	—	—	—	564	—	564
Amortization of interest rate swap terminations	—	—	—	—	—	—	308	—	308
Contributions by noncontrolling interest	—	—	—	—	—	—	—	8,158	8,158
Net income	—	—	—	—	—	29,976	—	265	30,241
Equity, September 30, 2017	136,362,728	$1,364	$4,321,228	63,778	$(2,944)	$(816,360)	$(3,195)	$13,713	$3,513,806

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2017	2016
Operating activities
Net income	$30,563	$74,819
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (gain) from disposition of real estate	632	(17,409)
Provision for real estate impairment	15,317	—
Depreciation and amortization	169,391	159,486
Amortization of deferred financing costs and debt premiums/discounts	(2,691)	(4,053)
Share-based compensation	11,401	7,820
Income tax provision	791	1,035
Amortization of interest rate swap terminations and other	308	309
Changes in operating assets and liabilities:
Restricted cash	(566)	(734)
Student contracts receivable, net	(6,775)	1,750
Other assets	(2,536)	(5,112)
Accounts payable and accrued expenses	(293)	2,769
Other liabilities	29,581	22,157
Net cash provided by operating activities	245,123	242,837

Investing activities
Proceeds from disposition of properties	24,462	72,640
Cash paid for acquisition of operating and under development properties	(302,318)	(96,604)
Cash paid for land acquisitions	(8,886)	(856)
Capital expenditures for wholly-owned properties	(64,464)	(45,155)
Investments in wholly-owned properties under development	(409,174)	(284,777)
Capital expenditures for on-campus participating properties	(2,909)	(2,510)
Investment in direct financing lease	(759)	(7,837)
Change in escrow deposits for real estate investments	(727)	5,141
Change in restricted cash related to capital reserves	(578)	(1,099)
Purchase of corporate furniture, fixtures and equipment	(4,997)	(4,681)
Net cash used in investing activities	(770,350)	(365,738)

Financing activities
Proceeds from sale of common stock	190,912	803,189
Offering costs	(2,374)	(32,912)
Pay-off of mortgage and construction loans	(99,185)	(152,597)
Pay-off of unsecured term loans	—	(400,000)
Proceeds from unsecured term loan	500,000	150,000
Proceeds from revolving credit facility	974,300	123,400
Paydowns of revolving credit facility	(807,160)	(172,300)
Proceeds from construction loans	10,812	—
Scheduled principal payments on debt	(9,718)	(11,514)
Debt issuance and assumption costs	(7,335)	(744)
Contributions by noncontrolling interests	11,526	—
Taxes paid on net-share settlements	(4,920)	(2,977)
Distributions to common and restricted stockholders	(176,199)	(162,866)
Distributions to noncontrolling interests	(61,231)	(2,044)
Net cash provided by financing activities	519,428	138,635

Net change in cash and cash equivalents	(5,799)	15,734
Cash and cash equivalents at beginning of period	22,140	16,659
Cash and cash equivalents at end of period	$16,341	$32,393

Supplemental disclosure of non-cash investing and financing activities
Loans assumed in connection with property acquisitions	$(80,296)	$(10,012)
Conversion of common and preferred operating partnership units to common stock	$154	$5,441
Non-cash contribution from noncontrolling interest	$120,618	$—
Non-cash consideration exchanged in purchase of land parcel	$(3,071)	$—
Change in accrued construction in progress	$24,753	$32,941
Change in fair value of derivative instruments, net	$564	$(471)
Change in fair value of redeemable noncontrolling interests	$5,943	$(10,481)

Supplemental disclosure of cash flow information
Cash paid for interest, net of amounts capitalized	$49,562	$69,884

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)

	September 30, 2017	December 31, 2016
	(Unaudited)
Assets

Investments in real estate:
Wholly-owned properties, net	$6,262,077	$5,427,014
Wholly-owned properties held for sale	—	25,350
On-campus participating properties, net	83,095	85,797
Investments in real estate, net	6,345,172	5,538,161

Cash and cash equivalents	16,341	22,140
Restricted cash	25,824	24,817
Student contracts receivable, net	15,531	8,428
Other assets	284,023	272,367

Total assets	$6,686,891	$5,865,913

Liabilities and capital

Liabilities:
Secured mortgage, construction and bond debt, net	$662,874	$688,195
Unsecured notes, net	1,190,296	1,188,737
Unsecured term loans, net	646,675	149,065
Unsecured revolving credit facility	266,440	99,300
Accounts payable and accrued expenses	79,612	76,614
Other liabilities	214,918	158,437
Total liabilities	3,060,815	2,360,348

Commitments and contingencies (Note 13)

Redeemable limited partners	112,270	55,078

Capital:
Partners' capital:
General partner - 12,222 OP units outstanding at both September 30, 2017 and December 31, 2016	69	82
Limited partner - 136,414,284 and 132,233,447 OP units outstanding at September 30, 2017 and December 31, 2016, respectively	3,503,219	3,448,970
Accumulated other comprehensive loss	(3,195)	(4,067)
Total partners' capital	3,500,093	3,444,985
Noncontrolling interests - partially owned properties	13,713	5,502
Total capital	3,513,806	3,450,487

Total liabilities and capital	$6,686,891	$5,865,913

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands, except unit and per unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
Wholly-owned properties	$183,569	$185,694	$531,556	$546,078
On-campus participating properties	6,799	6,758	23,128	23,018
Third-party development services	3,566	773	4,697	3,929
Third-party management services	2,291	2,376	7,193	7,039
Resident services	713	810	2,310	2,325
Total revenues	196,938	196,411	568,884	582,389

Operating expenses:
Wholly-owned properties	99,423	100,602	249,552	257,175
On-campus participating properties	3,923	3,784	11,080	10,125
Third-party development and management services	3,879	3,340	11,789	10,638
General and administrative	8,684	5,375	25,200	16,810
Depreciation and amortization	61,125	52,067	169,391	159,486
Ground/facility leases	2,329	1,965	7,151	6,736
Provision for real estate impairment	—	—	15,317	—
Total operating expenses	179,363	167,133	489,480	460,970

Operating income	17,575	29,278	79,404	121,419

Nonoperating income and (expenses):
Interest income	1,259	1,272	3,723	4,026
Interest expense	(18,654)	(19,016)	(47,944)	(61,762)
Amortization of deferred financing costs	(1,146)	(1,344)	(3,197)	(5,238)
(Loss) gain from disposition of real estate	—	—	(632)	17,409
Total nonoperating expense	(18,541)	(19,088)	(48,050)	(45,565)
(Loss) income before income taxes	(966)	10,190	31,354	75,854
Income tax provision	(267)	(345)	(791)	(1,035)
Net (loss) income	(1,233)	9,845	30,563	74,819
Net income attributable to noncontrolling interests – partially owned properties	(57)	(77)	(259)	(285)
Net (loss) income attributable to American Campus Communities Operating Partnership, L.P.	(1,290)	9,768	30,304	74,534
Series A preferred unit distributions	(31)	(36)	(93)	(115)
Net (loss) income attributable to common unitholders	$(1,321)	$9,732	$30,211	$74,419

Other comprehensive income (loss)
Change in fair value of interest rate swaps and other	233	1,271	872	(162)
Comprehensive (loss) income	$(1,088)	$11,003	$31,083	$74,257

Net (loss) income per unit attributable to common unitholders
Basic	$(0.01)	$0.07	$0.21	$0.57
Diluted	$(0.01)	$0.07	$0.21	$0.56

Weighted-average common units outstanding
Basic	137,432,872	132,008,227	135,731,609	129,517,442
Diluted	137,432,872	132,789,613	136,609,098	130,312,549

Distributions declared per Common Unit	$0.44	$0.42	$1.30	$1.24

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN CAPITAL
(unaudited, in thousands, except unit data)

					Accumulated	Noncontrolling
					Other	Interests -
	General Partner		Limited Partner		Comprehensive	Partially Owned
	Units	Amount	Units	Amount	Loss	Properties	Total
Capital, December 31, 2016	12,222	$82	132,233,447	$3,448,970	$(4,067)	$5,502	$3,450,487
Adjustments to reflect redeemable limited partners' interest at fair value	—	—	—	5,943	—	—	5,943
Amortization of restricted stock awards	—	—	—	10,641	—	—	10,641
Vesting of restricted stock awards and restricted stock units	—	—	209,481	(4,160)	—	—	(4,160)
Distributions	—	(16)	—	(176,183)	—	—	(176,199)
Distributions to noncontrolling interests - partially owned properties	—	—	—	—	—	(212)	(212)
Conversion of common and preferred operating partnership units to common stock	—	—	22,000	154	—	—	154
Issuance of units in exchange for contributions of equity offering proceeds	—	—	3,949,356	187,881	—	—	187,881
Change in fair value of interest rate swaps and other	—	—	—	—	564	—	564
Amortization of interest rate swap terminations	—	—	—	—	308	—	308
Contributions by noncontrolling interest	—	—	—	—	—	8,158	8,158
Net income	—	3	—	29,973	—	265	30,241
Capital as of September 30, 2017	12,222	$69	136,414,284	$3,503,219	$(3,195)	$13,713	$3,513,806

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2017	2016
Operating activities
Net income	$30,563	$74,819
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (gain) from disposition of real estate	632	(17,409)
Provision for real estate impairment	15,317	—
Depreciation and amortization	169,391	159,486
Amortization of deferred financing costs and debt premiums/discounts	(2,691)	(4,053)
Share-based compensation	11,401	7,820
Income tax provision	791	1,035
Amortization of interest rate swap terminations and other	308	309
Changes in operating assets and liabilities:
Restricted cash	(566)	(734)
Student contracts receivable, net	(6,775)	1,750
Other assets	(2,536)	(5,112)
Accounts payable and accrued expenses	(293)	2,769
Other liabilities	29,581	22,157
Net cash provided by operating activities	245,123	242,837

Investing activities
Proceeds from disposition of properties	24,462	72,640
Cash paid for acquisition of operating and under development properties	(302,318)	(96,604)
Cash paid for land acquisitions	(8,886)	(856)
Capital expenditures for wholly-owned properties	(64,464)	(45,155)
Investments in wholly-owned properties under development	(409,174)	(284,777)
Capital expenditures for on-campus participating properties	(2,909)	(2,510)
Investment in direct financing lease	(759)	(7,837)
Change in escrow deposits for real estate investments	(727)	5,141
Change in restricted cash related to capital reserves	(578)	(1,099)
Purchase of corporate furniture, fixtures and equipment	(4,997)	(4,681)
Net cash used in investing activities	(770,350)	(365,738)

Financing activities
Proceeds from issuance of common units in exchange for contributions, net	188,538	770,277
Pay-off of mortgage and construction loans	(99,185)	(152,597)
Pay-off of unsecured term loan	—	(400,000)
Proceeds from unsecured term loan	500,000	150,000
Proceeds from revolving credit facility	974,300	123,400
Paydowns of revolving credit facility	(807,160)	(172,300)
Proceeds from construction loans	10,812	—
Scheduled principal payments on debt	(9,718)	(11,514)
Debt issuance and assumption costs	(7,335)	(744)
Contributions by noncontrolling interests	11,526	—
Taxes paid on net-share settlements	(4,920)	(2,977)
Distributions paid to common and preferred unitholders	(176,404)	(163,493)
Distributions paid on unvested restricted stock awards	(1,217)	(1,051)
Distributions paid to noncontrolling interests - partially owned properties	(59,809)	(366)
Net cash provided by financing activities	519,428	138,635

Net change in cash and cash equivalents	(5,799)	15,734
Cash and cash equivalents at beginning of period	22,140	16,659
Cash and cash equivalents at end of period	$16,341	$32,393

Supplemental disclosure of non-cash investing and financing activities
Loans assumed in connection with property acquisitions	$(80,296)	$(10,012)
Conversion of common and preferred operating partnership units to common stock	$154	$5,441
Non-cash contribution from noncontrolling interest	$120,618	$—
Non-cash consideration exchanged in purchase of land parcel	$(3,071)	$—
Change in accrued construction in progress	$24,753	$32,941
Change in fair value of derivative instruments, net	$564	$(471)
Change in fair value of redeemable noncontrolling interests	$5,943	$(10,481)

Supplemental disclosure of cash flow information
Cash paid for interest, net of amounts capitalized	$49,562	$69,884

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

The general partner of ACCOP is American Campus Communities Holdings, LLC (“ACC Holdings”), an entity that is wholly-owned by ACC.  As of September 30, 2017, ACC Holdings held an ownership interest in ACCOP of less than 1%. The limited partners of ACCOP are ACC and other limited partners consisting of current and former members of management and nonaffiliated third parties.  As of September 30, 2017, ACC owned an approximate 99.2% limited partnership interest in ACCOP.  As the sole member of the general partner of ACCOP, ACC has exclusive control of ACCOP’s day-to-day management.  Management operates ACC and ACCOP as one business.  The management of ACC consists of the same members as the management of ACCOP.  ACC consolidates ACCOP for financial reporting purposes, and ACC does not have significant assets other than its investment in ACCOP.  Therefore, the assets and liabilities of ACC and ACCOP are the same on their respective financial statements.  References to the “Company” means collectively ACC, ACCOP and those entities/subsidiaries owned or controlled by ACC and/or ACCOP.  References to the “Operating Partnership” mean collectively ACCOP and those entities/subsidiaries owned or controlled by ACCOP.  Unless otherwise indicated, the accompanying Notes to the Consolidated Financial Statements apply to both the Company and the Operating Partnership.

As of September 30, 2017, the Company’s property portfolio contained 166 properties with approximately 102,500 beds.  The Company’s property portfolio consisted of 130 owned off-campus student housing properties that are in close proximity to colleges and universities, 31 American Campus Equity (“ACE®”) properties operated under ground/facility leases with 14 university systems and five on-campus participating properties operated under ground/facility leases with the related university systems.  Of the 166 properties, 12 were under development as of September 30, 2017, and when completed will consist of a total of approximately 8,300 beds.  The Company’s communities contain modern housing units and are supported by a resident assistant system and other student-oriented programming, with many offering resort-style amenities.

Through one of ACC’s taxable REIT subsidiaries (“TRSs”), the Company also provides construction management and development services, primarily for student housing properties owned by colleges and universities, charitable foundations, and others.  As of September 30, 2017, also through one of ACC’s TRSs, the Company provided third-party management and leasing services for 38 properties that represented approximately 28,800 beds.  Third-party management and leasing services are typically provided pursuant to management contracts that have initial terms that range from one to five years.  As of September 30, 2017, the Company’s total owned and third-party managed portfolio included 204 properties with approximately 131,300 beds.

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

Recently Issued Accounting Pronouncements

In August 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2017-12 (“ASU 2017-12”), “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.” The purpose of this ASU is to improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. In addition to that main objective, the amendments in this update make certain targeted improvements to simplify the application of the hedge accounting guidance in current GAAP. The guidance is effective for public business entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted in any interim period after the issuance date of this update. All transition requirements and elections should be applied to hedging relationships existing on the date of adoption. The effect of adoption should be reflected as of the beginning of the fiscal year of adoption. The Company is currently in the process of assessing the effects of this ASU, but does not anticipate a material impact on its consolidated financial statements.

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

In February 2016, the FASB issued Accounting Standards Update 2016-02 (“ASU 2016-02”), “Leases (Topic 842): Amendments to the FASB Accounting Standards Codification.” ASU 2016-02 amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. The new standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The guidance is effective for public business entities for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted. Subsequent to the issuance of ASU 2016-02, the FASB issued an additional Accounting Standards Update clarifying aspects of the new lease accounting standard, which will be effective upon adoption of ASU 2016-02. The Company plans to adopt ASU 2016-02 as of January 1, 2019. While the Company is still evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures, it expects to recognize right-of-use assets and related lease liabilities on its consolidated balance sheets related to ground leases under which it is the lessee.

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

Project costs directly associated with the development and construction of an owned real estate project, which include interest, property taxes, and amortization of deferred finance costs, are capitalized as construction in progress.  Upon completion of the project, costs are transferred into the applicable asset category and depreciation commences.  Interest totaling approximately $3.4 million and $3.3 million was capitalized during the three months ended September 30, 2017 and 2016, respectively, and interest totaling approximately $13.5 million and $9.0 million was capitalized during the nine months ended September 30, 2017 and 2016, respectively.

Management assesses whether there has been an impairment in the value of the Company’s investments in real estate whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Impairment is recognized when estimated expected future undiscounted cash flows are less than the carrying value of the property, or when a property meets the criteria to be classified as held for sale, at which time an impairment charge is recognized for any excess of the carrying value of the property over the expected net proceeds from the disposal.  The estimation of expected future net cash flows is inherently uncertain and relies on assumptions regarding current and future economics and market conditions.  If such conditions change, then an adjustment to the carrying value of the Company’s long-lived assets could occur in the future period in which the conditions change.  To the extent that a property is impaired, the excess of the carrying amount of the property over its estimated fair value is charged to earnings. The Company believes that there were no impairment indicators of the carrying values of its investments in real estate as of September 30, 2017, other than a $15.3 million impairment charge recorded during the second quarter 2017 for one property that is in the process of being transferred to the lender in settlement of the property’s $27.4 million mortgage loan that matured in August 2017 (see Note 7).

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

Redeemable noncontrolling interests

The Company follows guidance issued by the FASB regarding the classification and measurement of redeemable securities. Under this guidance, securities that are redeemable for cash or other assets, at the option of the holder and not solely within the control of the issuer, must be classified outside of permanent equity as redeemable noncontrolling interests. The Company makes this determination based on terms in the applicable agreements, specifically in relation to redemption provisions. The Company initially records the redeemable noncontrolling interests at fair value. The carrying amount of the redeemable noncontrolling interest is subsequently adjusted to the redemption value (assuming the noncontrolling interest is redeemable at the balance sheet date), with the corresponding offset for changes in fair value recorded in additional paid in capital. Reductions in fair value are recorded only to the extent that the Company has previously recorded increases in fair value above the redeemable noncontrolling interests’ initial basis. As the changes in redemption value are based on fair value, there is no effect on the Company’s earnings per share. Redeemable noncontrolling interests on the accompanying consolidated balance sheets of ACC are referred to as redeemable limited partners on the consolidated balance sheets of the Operating Partnership. Refer to Note 9 for a more detailed discussion of redeemable noncontrolling interests for both ACC and the Operating Partnership.

Pre-development Expenditures

Pre-development expenditures such as architectural fees, permits and deposits associated with the pursuit of third-party and owned development projects are expensed as incurred, until such time that management believes it is probable that the contract will be executed and/or construction will commence, at which time the Company capitalizes the costs.  Because the Company frequently incurs these pre-development expenditures before a financing commitment and/or required permits and authorizations have been obtained, the Company bears the risk of loss of these pre-development expenditures if financing cannot ultimately be arranged on acceptable terms or the Company is unable to successfully obtain the required permits and authorizations.  As such, management evaluates the status of third-party and owned projects that have not yet commenced construction on a periodic basis and expenses any deferred costs related to projects whose current status indicates the commencement of construction is unlikely and/or the costs may not provide future value to the Company in the form of revenues.  Such write-offs are included in third-party development and management services expenses (in the case of third-party development projects) or general and administrative expenses (in the case of owned development projects) on the accompanying consolidated statements of comprehensive income.  As of September 30, 2017, the Company has deferred approximately $5.6 million in pre-development costs related to third-party and owned development projects that have not yet commenced construction.  Such costs are included in other assets on the accompanying consolidated balance sheets.

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

The following potentially dilutive securities were outstanding for the three and nine months ended September 30, 2017 and 2016, but were not included in the computation of diluted earnings per share because the effects of their inclusion would be anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Common OP Units (Note 9)	1,011,674	1,221,242	1,023,248	1,278,148
Preferred OP Units (Note 9)	77,513	87,767	77,513	95,212
Unvested restricted stock awards (Note10)	818,547	—	—	—
Total potentially dilutive securities	1,907,734	1,309,009	1,100,761	1,373,360

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

 The following is a summary of the elements used in calculating basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator – basic and diluted earnings per share:
Net (loss) income	$(1,233)	$9,845	$30,563	$74,819
Net income attributable to noncontrolling interests	(79)	(201)	(587)	(1,150)
Net (loss) income attributable to common stockholders	(1,312)	9,644	29,976	73,669
Amount allocated to participating securities	(360)	(329)	(1,217)	(1,051)
Net (loss) income attributable to common stockholders	$(1,672)	$9,315	$28,759	$72,618

Denominator:
Basic weighted average common shares outstanding	136,421,198	130,786,985	134,708,361	128,239,294
Unvested restricted stock awards (Note 10)	—	781,386	877,489	795,107
Diluted weighted average common shares outstanding	136,421,198	131,568,371	135,585,850	129,034,401

Earnings per share:
Net (loss) income attributable to common stockholders - basic	$(0.01)	$0.07	$0.21	$0.57
Net (loss) income attributable to common stockholders - diluted	$(0.01)	$0.07	$0.21	$0.56

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

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following is a summary of the elements used in calculating basic and diluted earnings per unit:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator – basic and diluted earnings per unit:
Net (loss) income	$(1,233)	$9,845	$30,563	$74,819
Net income attributable to noncontrolling interests – partially owned properties	(57)	(77)	(259)	(285)
Series A preferred unit distributions	(31)	(36)	(93)	(115)
Amount allocated to participating securities	(360)	(329)	(1,217)	(1,051)
Net (loss) income attributable to common unitholders	$(1,681)	$9,403	$28,994	$73,368

Denominator:
Basic weighted average common units outstanding	137,432,872	132,008,227	135,731,609	129,517,442
Unvested restricted stock awards (Note 10)	—	781,386	877,489	795,107
Diluted weighted average common units outstanding	137,432,872	132,789,613	136,609,098	130,312,549

Earnings per unit:
Net (loss) income attributable to common unitholders - basic	$(0.01)	$0.07	$0.21	$0.57
Net (loss) income attributable to common unitholders - diluted	$(0.01)	$0.07	$0.21	$0.56

3. Acquisitions and Joint Venture Investments

Core Transaction Overview: During the third quarter of 2017, the Company executed an agreement to acquire a portfolio of seven student housing properties from affiliates of Core Spaces and DRW Real Estate Investments (the “Core Transaction”).  The transaction included the purchase of 100% of the ownership interests in two operating properties, the purchase of partial ownership interests in two operating properties through a joint venture arrangement (with one property being subject to a purchase option that had not been exercised as of September 30, 2017), and the purchase of partial ownership interests in three in-process development properties through a joint venture arrangement.   In total, the Core Transaction properties contain 3,776 beds.  The initial investment made at closing was $265.4 million, and the Company expects to invest a total of $590.6 million over a two year period including the initial investment.

Core Transaction Property Acquisitions: In August 2017, the Company purchased 100% of the ownership interests in two properties for a total purchase price of approximately $146.1 million. Total cash consideration was approximately $144.3 million. The difference between the contracted purchase price and the cash consideration is due to other assets and liabilities that were not part of the contractual purchase price, but were acquired in the transactions, as well as transaction costs capitalized as part of the acquisitions. A list of these two properties acquired as part of the Core Transaction is as follows:

Property	Location	Primary University Served	Acquisition Date	Beds
Hub Eugene	Eugene, OR	University of Oregon	August 2017	513
State	Fort Collins, CO	Colorado State University	August 2017	665
				1,178

Core Transaction Joint Ventures: As mentioned above, during the third quarter of 2017 as part of the Core Transaction, the Company funded initial investments in two joint ventures. The joint venture transactions involved the joint venture partner making a non-cash contribution of properties and the Company making a cash contribution to the joint ventures in exchange for its membership interests. Both joint ventures were determined to be VIEs, with the Company being the primary beneficiary. As such, both joint ventures are included in the Company’s consolidated financial statements contained herein. Additionally, the partners’ ownership interests in each of the joint ventures are accounted for as redeemable noncontrolling interests. For further discussion, refer to Note 9.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The first joint venture (the “Core JV I”) holds one property (The James) that completed construction and opened for operations in August 2017. The Company's initial investment was $95.1 million for an approximate 68% interest in the joint venture, part of which was used to pay off the property's $68.7 million construction loan at closing. The transaction also provided the Company with an option to cause the joint venture partner to contribute a second property, Hub U District Seattle, to the joint venture during the fourth quarter 2017. As mentioned in Note 15, the Company exercised this option and the contribution of the property to the joint venture is anticipated to close during the fourth quarter 2017. The Company's initial investment in the property will be approximately $40.6 million. Additionally, the Company has an option to purchase the remaining ownership interests in the joint venture in the fourth quarter of 2019 under a put/call agreement with the joint venture partner for an amount to be determined by the fair market value of the properties at the date of exercise. The value of the remaining ownership interests upon exercise of the option is anticipated to approximate $68.8 million.

The second joint venture (the “Core JV II”) holds three in-process development properties that are currently under construction and are scheduled to complete construction and open for operations in Fall 2018. The Company's initial investment was $24.2 million for an approximate 58% interest in the joint venture. Upon the initial funding, the Company assumed sole operational control, while the partner retained certain limited decision making abilities, including responsibility for the development and delivery of the properties within an agreed-upon budget and completion timeline. The joint venture partner has also provided a payment guarantee for the construction loans that are partially financing the construction of the properties. Subsequent to the successful completion and delivery of the assets, which is expected to occur in September 2018, the Company anticipates increasing its investment in Core JV II by $130.6 million as a result of paying off the construction loans. Additionally, the Company has an option to purchase the remaining ownership interests in the joint venture in the third quarter of 2019 under a put/call agreement with the joint venture partner for an amount to be determined by the fair market value of the properties at the date of exercise. The value of the remaining ownership interests upon exercise of the option is anticipated to approximate $85.2 million.

A list of the properties contributed to joint ventures as part of the Core Transaction are as follows:

Property	Location	Primary University Served	Actual or Targeted Completion Date	Beds
Core JV I:
The James	Madison, WI	University of Wisconsin - Madison	August 2017	850
Hub U District Seattle(1)	Seattle, WA	University of Washington	September 2017	248
				1,098
Core JV II:
Hub Ann Arbor	Ann Arbor, MI	University of Michigan	September 2018	310
Hub Flagstaff	Flagstaff, AZ	Northern Arizona University	September 2018	591
Hub West Lafayette	West Lafayette, IN	Purdue University	September 2018	599
				1,500

				2,598

(1)	Subject to an option that had not been exercised as of September 30, 2017 (see Note 15).

Other 2017 Property Acquisitions: During the nine months ended September 30, 2017, the Company acquired two additional wholly-owned properties containing 982 beds for approximately $158.5 million. Total cash consideration was approximately $158.0 million. The difference between the contracted purchase price and the cash consideration is due to other assets and liabilities that were not part of the contractual purchase price, but were acquired in the transactions, as well as transaction costs capitalized as part of the acquisitions.

A list of these properties is outlined below:

Property	Location	Primary University Served	Acquisition Date	Beds
The Arlie	Arlington, TX	University of Texas Arlington	April 2017	598
TWELVE at U District	Seattle, WA	University of Washington	June 2017	384
				982

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

2017 Land Acquisitions: During the nine months ended September 30, 2017, the Company purchased five land parcels with a fair value of $12.0 million for total cash consideration of approximately $8.9 million. The difference between the fair value of the land and the cash consideration represents non-cash consideration. In addition, the Company made an initial investment of $9.0 million in a joint venture that holds a land parcel with fair value of $12.0 million.

2016 Acquisition Activity: During the nine months ended September 30, 2016, the Company acquired University Crossings, a wholly-owned property containing 546 beds that is located adjacent to the University of North Carolina in Charlotte, NC for approximately $40.0 million. Also during the nine months ended September 30, 2016, the Company secured three in-process development properties containing 1,593 beds for a combined purchase price of approximately $66.0 million. As part of these transactions, the Company assumed approximately $10.0 million of fixed rate mortgage debt.

4. Property Dispositions

During the nine months ended September 30, 2017, the Company sold the following wholly-owned property for approximately $25.0 million, resulting in net proceeds of approximately $24.5 million. The net loss on this disposition totaled approximately $0.6 million. Concurrent with the classification of this property as held for sale in December 2016, the Company reduced the property’s carrying amount to its estimated fair value less estimated selling costs, and recorded an impairment charge of $4.9 million:

Property	Location	Primary University Served	Beds
The Province - Dayton	Dayton, OH	Wright State University	657

During the nine months ended September 30, 2016, the Company sold two wholly-owned properties containing 1,324 beds for a total sales price of approximately $73.8 million, resulting in net proceeds of approximately $72.6 million. The combined net gain on these dispositions totaled approximately $17.4 million. Additionally, the Company had a portfolio of 19 wholly-owned properties classified as held for sale as of September 30, 2016.

5. Investments in Wholly-Owned Properties

Wholly-owned properties consisted of the following:

	September 30, 2017	December 31, 2016
Land (1) (2)	$649,597	$568,266
Buildings and improvements	5,986,682	5,065,137
Furniture, fixtures and equipment	366,581	303,240
Construction in progress (2)	273,367	349,498
	7,276,227	6,286,141
Accumulated depreciation	(1,014,150)	(859,127)
Wholly-owned properties, net	$6,262,077	$5,427,014	(3)

(1)
The land balance above includes undeveloped land parcels with book values of approximately $45.5 million and $38.5 million as of September 30, 2017 and December 31, 2016, respectively.  It also includes land totaling approximately $29.9 million and $61.2 million as of September 30, 2017 and December 31, 2016, respectively, related to properties under development.

(2)
Land includes $19.3 million as of September 30, 2017 and construction in progress includes $60.0 million and $1.9 million as of September 30, 2017 and December 31, 2016, respectively, related to in-process development properties, held by entities determined to be VIEs. The entities that own the properties are deemed to be VIEs, and the Company is determined to be the primary beneficiary of the VIEs.

(3)	Excludes the net book value of one property classified as held for sale in the accompanying consolidated balance sheets at December 31, 2016.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

6. On-Campus Participating Properties

On-campus participating properties are as follows:

			Historical Cost
Lessor/University	Lease Commencement	Required Debt Repayment	September 30, 2017	December 31, 2016
Texas A&M University System / Prairie View A&M University (1)	2/1/1996	9/1/2023	$46,446	$45,310
Texas A&M University System / Texas A&M International	2/1/1996	9/1/2023	7,271	7,215
Texas A&M University System / Prairie View A&M University (2)	10/1/1999	8/31/2025	29,207	28,627
		8/31/2028
University of Houston System / University of Houston (3)	9/27/2000	8/31/2035	38,328	37,960
West Virginia University System / West Virginia University	7/16/2013	7/16/2045	44,597	43,817
			165,849	162,929
Accumulated amortization			(82,754)	(77,132)
On-campus participating properties, net			$83,095	$85,797

(1)	Consists of three phases placed in service between 1996 and 1998.

(2)	Consists of two phases placed in service in 2000 and 2003.

(3)	Consists of two phases placed in service in 2001 and 2005.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

7. Debt

A summary of the Company’s outstanding consolidated indebtedness is as follows:

	September 30, 2017	December 31, 2016
Debt secured by wholly-owned properties:
Mortgage loans payable:
Unpaid principal balance	$523,328	$559,642
Unamortized deferred financing costs	(2,349)	(3,040)
Unamortized debt premiums	20,697	26,830
	541,676	583,432
Construction loans payable (1)	22,422	—
Unamortized deferred financing costs	(1,382)	—
	562,716	583,432
Debt secured by on-campus participating properties:
Mortgage loans payable	70,257	71,662
Bonds payable	30,575	33,870
Unamortized deferred financing costs	(674)	(769)
	100,158	104,763
Total secured mortgage, construction and bond debt	662,874	688,195
Unsecured notes, net of unamortized OID and deferred financing costs (2)	1,190,296	1,188,737
Unsecured term loans, net of unamortized deferred financing costs (3)	646,675	149,065
Unsecured revolving credit facility	266,440	99,300
Total debt, net	$2,766,285	$2,125,297

(1)
Construction loans payable relates to construction loans partially financing the development of four in-process development properties. These properties are owned by entities determined to be VIEs for which the Company is the primary beneficiary, including one of the joint ventures formed as part of the Core Transaction discussed in Note 3. The creditors of these construction loans do not have recourse to the assets of the Company.

(2)
Includes net unamortized original issue discount (“OID”) of $1.7 million at September 30, 2017 and $1.9 million at December 31, 2016, and net unamortized deferred financing costs of $8.0 million at September 30, 2017 and $9.3 million at December 31, 2016.

(3)	Includes net unamortized deferred financing costs of $3.3 million at September 30, 2017 and $0.9 million at December 31, 2016.

Mortgage and Construction Loans Payable

During the nine months ended September 30, 2017, the Company paid off approximately $30.5 million of fixed rate mortgage debt secured by one wholly-owned property. In the third quarter of 2017, as part of the Core Transaction discussed in detail in Note 3, Core JV I paid off $68.7 million of construction debt with proceeds from the Company's initial investment in the joint venture. During the nine months ended September 30, 2016, the Company paid off approximately $152.6 million of fixed rate mortgage debt secured by nine wholly-owned properties.

In May 2017, the lender of the non-recourse mortgage loan secured by Blanton Common, a wholly-owned property located near Valdosta State University which was acquired as part of the GMH student housing transaction in 2008, sent a formal notice of default and initiated foreclosure proceedings. The property generates insufficient cash flow to cover the debt service on the mortgage, which had a balance of $27.4 million at September 30, 2017 and a contractual maturity date of August 2017.  In May 2017, the lender began receiving the net operating cash flows of the property each month in lieu of scheduled monthly mortgage payments. In August 2017, the property transferred to receivership and a third-party manager began managing the property on behalf of the lender. As of September 30, 2017, the Company was cooperating with the lender to allow for a consensual foreclosure process upon which the property will be surrendered to the lender in satisfaction of the mortgage loan. As discussed in Note 2, in June 2017, the Company recorded an impairment charge for this property of $15.3 million.

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

The notes are fully and unconditionally guaranteed by the Company.  Interest on the notes is payable semi-annually. The terms of the unsecured notes include certain financial covenants that require the Operating Partnership to limit the amount of total debt and secured debt as a percentage of total asset value, as defined.  In addition, the Operating Partnership must maintain a minimum ratio of unencumbered asset value to unsecured debt, as well as a minimum interest coverage level. As of September 30, 2017, the Company was in compliance with all such covenants.

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

The unsecured revolving credit facility bears interest at a variable rate, at the Company’s option, based upon a base rate of one-, two-, three- or six-month LIBOR, plus, in each case, a spread based upon the Company’s investment grade rating from either Moody’s Investor Services, Inc. or Standard & Poor’s Rating Group. Additionally, the Company is required to pay a facility fee of 0.20% per annum on the $700 million revolving credit facility.  As of September 30, 2017, the revolving credit facility bore interest at a weighted average annual rate of 2.44% (1.24% + 1.00% spread + 0.20% facility fee), and availability under the revolving credit facility totaled $433.6 million.

The terms of the unsecured credit facility include certain restrictions and covenants, which limit, among other items, the incurrence of additional indebtedness and liens.  The facility contains customary affirmative and negative covenants and also contains financial covenants that, among other things, require the Company to maintain certain maximum leverage ratios and minimum ratios of “EBITDA” (earnings before interest, taxes, depreciation and amortization) to fixed charges.  The financial covenants also include a minimum asset value requirement, a maximum secured debt ratio, and a minimum unsecured debt service coverage ratio.  As of September 30, 2017, the Company was in compliance with all such covenants.

Unsecured Term Loans

The Company has a $150 million unsecured term loan (“Term Loan I Facility”) which has an accordion feature that allows the Company to expand the amount by up to an additional $50 million, subject to the satisfaction of certain conditions. The maturity date of the Term Loan I Facility is March 2021. The weighted average annual rate on the Term Loan I Facility was 2.33% (1.23% + 1.10% spread) at September 30, 2017.

In June 2017, the Company entered into an Unsecured Term Loan Credit Agreement (the “New Term Loan II Facility”) totaling $200 million. The maturity date of the New Term Loan II Facility is June 2022. The agreement has an accordion feature that allows the Company to expand the amount by up to an additional $100 million, subject to the satisfaction of certain conditions. The weighted average annual rate on the New Term Loan II Facility was 2.34% (1.24% + 1.10% spread), at September 30, 2017.

In September 2017, the Company entered into an Unsecured Term Loan Credit Agreement (“Term Loan III Facility”) totaling $300 million. The maturity date of the Term Loan III Facility is September 2018, and can be extended for two one-year periods at the Company’s option, subject to the satisfaction of certain conditions. The agreement has an accordion feature that allows the

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Company to expand the amount by up to an additional $100 million, subject to the satisfaction of certain conditions. The weighted average annual rate on this term loan was 2.34% (1.24% + 1.10% spread) at September 30, 2017.
The terms of the term loan facilities described above include certain restrictions and covenants consistent with those of the unsecured revolving credit facility discussed above. As of September 30, 2017, the Company was in compliance with all such covenants.

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

The following table presents activity under the Company’s ATM Equity Program during the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Total net proceeds	$1,135	$62,374	$188,538	$62,374
Commissions paid to sales agents	$14	$790	$2,374	$790
Weighted average price per share	$48.09	$50.98	$48.34	$50.98
Shares of common stock sold	23,900	1,239,000	3,949,356	1,239,000

As of September 30, 2017, the Company had approximately $233.0 million available for issuance under its ATM Equity Program.

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

In 2015, the Company established a Non-Qualified Deferred Compensation Plan (“Deferred Compensation Plan”) maintained for the benefit of certain employees and members of the Company’s Board of Directors, in which vested share awards (see Note 10), salary and other cash amounts earned may be deposited. Deferred Compensation Plan assets are held in a rabbi trust, which is subject to the claims of the Company’s creditors in the event of bankruptcy or insolvency. The shares held in the Deferred Compensation Plan are classified within stockholders’ equity in a manner similar to the manner in which treasury stock is classified. Subsequent changes in the fair value of the shares are not recognized. During the nine months ended September 30, 2017, 43,597 shares of ACC’s common stock were deposited into the Deferred Compensation Plan. As of September 30, 2017, 63,778 shares of ACC’s common stock were held in the Deferred Compensation Plan.

Partners’ Capital – Operating Partnership

In connection with the equity offering and ATM Equity Program discussed above, ACCOP issued a number of American Campus Operating Partnership Common OP Units (“Common OP Units”) to ACC equivalent to the number of common shares issued by ACC.

9. Noncontrolling Interests

Interests in Consolidated Real Estate Joint Ventures and Presale Arrangements

Noncontrolling interests - partially owned properties: As of September 30, 2017, the Operating Partnership consolidates three joint ventures that own and operate three owned off-campus properties. Additionally, in December 2016, the Company entered

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

into a pre-sale agreement to purchase The Edge at Stadium Centre. The portion of net assets attributable to the third-party partners in these arrangements is classified as “noncontrolling interests - partially owned properties” within equity and capital on the accompanying consolidated balance sheets of ACC and the Operating Partnership, respectively.

Redeemable noncontrolling interests (ACC) / redeemable limited partners (Operating Partnership): As part of the Core Transaction discussed in detail in Note 3, the Company entered into two joint venture arrangements in the third quarter of 2017. The company is consolidating these joint ventures and the noncontrolling interest holder in each of these consolidated joint ventures has the option to redeem its noncontrolling interest in the entities through the exercise of put options. The options will be exercisable in the third and fourth quarter of 2019, and the redemption price is based on the fair value of the properties at the time of option exercise. As the exercise of the options is outside of the Company’s control, the portion of net assets attributable to the third-party partner in each of the joint ventures is classified as “redeemable noncontrolling interests” and “redeemable limited partners” in the mezzanine section of the accompanying consolidated balance sheets of ACC and the Operating Partnership, respectively. During the nine months ended September 30, 2017, there were no changes in the redemption value of redeemable noncontrolling interests that resulted from a change in the fair value of the net assets held by consolidated joint ventures. For further discussion on accounting for changes in redemption value, refer to Note 2.

The third-party partners’ share of the income or loss of the joint ventures described above is calculated based on the partners' economic interest in the joint ventures and is included in “net income attributable to noncontrolling interests” on the consolidated statements of comprehensive income of ACC, and is reported as “net income attributable to noncontrolling interests - partially owned properties” on the consolidated statements of comprehensive income of the Operating Partnership.

Operating Partnership Ownership

Also included in redeemable noncontrolling interests (ACC) / redeemable limited partners (Operating Partnership) are OP Units for which the Operating Partnership is required, either by contract or securities law, to deliver registered common shares of ACC to the exchanging OP unit holder, or for which the Operating Partnership has the intent or history of exchanging such units for cash. The units classified as such include Series A Preferred Units (“Preferred OP Units”) as well as Common OP Units. The value of redeemable noncontrolling interests (ACC) / redeemable limited partners (Operating Partnership) related to OP Units on the accompanying consolidated balance sheets is reported at the greater of fair value, which is based on the closing market value of the Company’s common stock at period end, or historical cost at the end of each reporting period. The OP Unitholders’ share of the income or loss of the Company is included in “net income attributable to noncontrolling interests” on the consolidated statements of comprehensive income of ACC.

As of both September 30, 2017 and December 31, 2016, approximately 0.8% of the equity interests of the Operating Partnership were held by owners of Common OP Units and Preferred OP Units not held by ACC or ACC Holdings. During the nine months ended September 30, 2017, 22,000 Common OP Units were converted into an equal number of shares of ACC’s common stock. During the year ended December 31, 2016, 280,915 Common OP Units and 31,846 Preferred OP Units were converted into an equal number of shares of ACC’s common stock.

Below is a table summarizing the activity of redeemable noncontrolling interests (ACC) / redeemable limited partners (Operating Partnership) for the nine months ended September 30, 2017, which includes both the redeemable joint venture partners and OP Units discussed above:

December 31, 2016	$55,078
Net income	322
Distributions	(61,019)
Conversion of redeemable limited partner units into shares of ACC common stock	(154)
Contribution of properties from noncontrolling interest	123,986
Adjustments to reflect redeemable limited partner units at fair value	(5,943)
September 30, 2017	$112,270

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

10. Incentive Award Plan

Restricted Stock Units (“RSUs”)

Upon reelection to the Board of Directors in May 2017, all members of the Company’s Board of Directors were granted RSUs in accordance with the American Campus Communities, Inc. 2010 Incentive Award Plan (the “Plan”).  These RSUs were valued at $150,000 for the Chairman of the Board of Directors and at $105,000 for all other members.  Additionally, effective July 1, 2017, the Board of Directors’ compensation program was revised to reflect an increase in RSUs of $10,000 for all members of the Board of Directors.  The number of RSUs was determined based on the fair market value of the Company’s stock on the date of grant, as defined in the Plan.  All awards vested and settled immediately on the date of grant, and the Company delivered shares of common stock and cash, as determined by the Compensation Committee of the Board of Directors. A compensation charge of approximately $0.9 million was recorded during the nine months ended September 30, 2017 related to these awards and is included in general and administrative expenses on the Company’s consolidated statements of comprehensive income.

A summary of ACC’s RSUs under the Plan as of September 30, 2017 and activity during the nine months then ended is presented below:

Number of RSUs
Outstanding at December 31, 2016	—
Granted	18,221
Settled in common shares	(16,295)
Settled in cash	(1,926)
Outstanding at September 30, 2017	—

Restricted Stock Awards (“RSAs”)

A summary of RSAs under the Plan as of September 30, 2017 and activity during the nine months then ended, is presented below:

Number of RSAs
Nonvested balance at December 31, 2016	773,101
Granted	344,688
Vested	(193,186)
Forfeited (1)	(110,875)
Nonvested balance at September 30, 2017	813,728
     (1) Includes shares withheld to satisfy tax obligations upon vesting.

The fair value of RSAs is calculated based on the closing market value of ACC’s common stock on the date of grant.  The fair value of these awards is amortized to expense over the vesting periods, which amounted to approximately $2.4 million and $2.2 million for the three months ended September 30, 2017 and 2016, respectively, and $10.6 million and $7.1 million for the nine months ended September 30, 2017 and 2016, respectively. The amortization of restricted stock awards for the nine months ended September 30, 2017 includes $2.4 million of contractual executive separation and retirement charges incurred with regard to the retirement of the Company’s former Chief Financial Officer, representing the June 30, 2017 vesting of 46,976 RSAs, net of shares withheld for taxes, related to the retirement.

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

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements.  To accomplish this objective, the Company primarily uses interest rate swaps and forward starting swaps as part of its interest rate risk management strategy.  Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.  Forward starting swaps are used to protect the Company against adverse fluctuations in interest rates by reducing its exposure to variability in cash flows relating to interest payments on a forecasted issuance of debt. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in other comprehensive income (outside of earnings) and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. Ineffectiveness resulting from the derivative instruments summarized below was immaterial for both the three and nine month periods ended September 30, 2017 and 2016.

The following table summarizes the Company’s outstanding interest rate swap contracts as of September 30, 2017:

Hedged Debt Instrument	Effective Date	Maturity Date	Pay Fixed Rate	Receive Floating Rate Index	Current Notional Amount	Fair Value
Cullen Oaks mortgage loan	Feb 18, 2014	Feb 15, 2021	2.2750%	LIBOR - 1 month	$13,830	$(224)
Cullen Oaks mortgage loan	Feb 18, 2014	Feb 15, 2021	2.2750%	LIBOR - 1 month	13,973	(226)
Park Point mortgage loan	Nov 1, 2013	Oct 5, 2018	1.5450%	LIBOR - 1 month	70,000	(60)
				Total	$97,803	$(510)

In January 2017, the interest rate swaps on the Term Loan I Facility expired, and the remaining immaterial balance in accumulated other comprehensive income was reclassified into earnings.
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of September 30, 2017 and December 31, 2016:

	Liability Derivatives
		Fair Value as of
Description	Balance Sheet Location	September 30, 2017	December 31, 2016
Interest rate swaps contracts	Other liabilities	$510	$1,099
Total derivatives designated as hedging instruments		$510	$1,099

12.  Fair Value Disclosures

Financial Instruments Carried at Fair Value

The following table presents information about the Company’s financial instruments measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.  In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities the Company has the ability to access.  Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.  Level 2 inputs include quoted prices for similar assets and liabilities in active markets and inputs other than quoted prices observable for the asset or liability, such as interest rates and yield curves observable at commonly quoted intervals.  Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

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

Disclosures concerning financial instruments measured at fair value are as follows:

	Fair Value Measurements as of
	September 30, 2017				December 31, 2016
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities:
Derivative financial instruments	$—	$510	$—	$510	$—	$1,099	$—	$1,099
Mezzanine:
Redeemable noncontrolling interests (Company)/Redeemable limited partners (Operating Partnership)	$—	$50,887	$61,383	$112,270	$—	$55,078	$—	$55,078

The Company uses derivative financial instruments, specifically interest rate swaps and forward starting swaps, for nontrading purposes.  The Company uses interest rate swaps to manage interest rate risk arising from previously unhedged interest payments associated with variable rate debt and forward starting swaps to reduce exposure to variability in cash flows relating to interest payments on forecasted issuances of debt.  Through September 30, 2017, derivative financial instruments were designated and qualified as cash flow hedges.  Derivative contracts with positive net fair values inclusive of net accrued interest receipts or payments are recorded in other assets.  Derivative contracts with negative net fair values, inclusive of net accrued interest payments or receipts, are recorded in other liabilities.  The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative.  This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves.  The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts).  The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.

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

Although the Company has determined the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparty.  However, as of September 30, 2017 and December 31, 2016, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivative financial instruments.  As a result, the Company has determined each of its derivative valuations in its entirety is classified in Level 2 of the fair value hierarchy.

The OP Unit component of redeemable noncontrolling interests has a redemption feature and is marked to its redemption value.  The redemption value is based on the fair value of the Company’s common stock at the redemption date, and therefore, is calculated based on the fair value of the Company’s common stock at the balance sheet date.  Since the valuation is based on observable inputs such as quoted prices for similar instruments in active markets, these instruments are classified in Level 2 of the fair value hierarchy.

As discussed in Note 2 and Note 9, the redeemable noncontrolling interests related to the joint venture partners in the Core Transaction are marked to their redemption value at each balance sheet date.  The redemption value is based on the fair value of the underlying properties held by the joint ventures.  This analysis incorporates information obtained from a number of sources, including the Company’s analysis of comparable properties in the Company’s portfolio, estimations of net operating results of the properties, capitalization rates, discount rates, and other market data. The Company has determined these estimates are primarily based upon unobservable inputs and therefore are considered to be Level 3 inputs within the fair value hierarchy.

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

The table below contains the estimated fair value and related carrying amounts for the Company’s financial instruments as of September 30, 2017 and December 31, 2016:

	September 30, 2017			December 31, 2016
	Estimated Fair Value	Carrying Amount		Estimated Fair Value	Carrying Amount
Assets:
Loans receivable	$54,396	$61,052		$54,396	$58,539
Liabilities:
Unsecured notes	$1,232,338	$1,190,296	(1)	$1,211,344	$1,188,737	(1)
Mortgage loans payable	603,789	611,657	(2)	644,617	654,794	(2)
Bonds payable	32,983	30,177		37,066	33,401

(1)	Includes net unamortized OID and net unamortized deferred financing costs (see Note 7).

(2)	Includes net unamortized debt premiums and discounts and net unamortized deferred financing costs (see Note 7).

13. Commitments and Contingencies

Commitments

Construction Contracts: As of September 30, 2017, excluding four properties under construction and subject to presale arrangements which are being funded by construction loans, the Company estimates additional costs to complete eight wholly-owned development projects under construction to be approximately $383.6 million.

Joint Ventures: As discussed in Note 3, as part of the Core Transaction, the Company entered into two joint ventures during the third quarter of 2017. As part of this transaction, the Company is obligated to increase its investment in the joint ventures over a two year period, resulting in a funding commitment of approximately $325.2 million, including the Company's $40.6 million initial investment related to Hub U District Seattle anticipated to close during the fourth quarter of 2017.

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

The Company expects to fund the commitments mentioned above through a combination of proceeds from cash flows generated from operations, anticipated property dispositions, joint venture activity, and a combination of debt and equity transactions, which may include net proceeds from the ATM Equity Program discussed in Note 8, borrowings under the Company’s existing unsecured credit facilities, and accessing the unsecured bond market.

Development-related Guarantees: For certain of its third-party development projects, the Company commonly provides alternate housing and project cost guarantees, subject to force majeure. These guarantees are typically limited, on an aggregate basis, to the amount of the projects’ related development fees or a contractually agreed-upon maximum exposure amount.  Alternate housing guarantees generally require the Company to provide substitute living quarters and transportation for students to and from the university if the project is not complete by an agreed-upon completion date.  These guarantees typically expire at the later of five days after completion of the project or once the Company has moved all students from the substitute living quarters into the project. Under project cost guarantees, the Company is responsible for the construction cost of a project in excess of an approved budget. The budget consists primarily of costs included in the general contractors’ guaranteed maximum price contract (“GMP”). In most cases, the GMP obligates the general contractor, subject to force majeure and approved change orders, to provide completion date guarantees and to cover cost overruns and liquidated damages. In addition, the GMP is typically secured with payment and performance bonds. Project cost guarantees expire upon completion of certain developer obligations, which are normally satisfied within one year after completion of the project. The Company’s estimated maximum exposure amount under the above guarantees is approximately $4.0 million as of September 30, 2017.  As of September 30, 2017, management did not anticipate any material deviations from schedule or budget related to third-party development projects currently in progress.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Wholly-Owned Properties
Rental revenues and other income	$184,282	$186,504	$533,866	$548,403
Interest income	385	345	1,161	878
Total revenues from external customers	184,667	186,849	535,027	549,281
Operating expenses before depreciation, amortization, ground/facility leases and allocation of corporate overhead	(97,545)	(99,820)	(242,315)	(254,523)
Ground/facility leases	(1,877)	(1,614)	(5,163)	(4,520)
Interest expense, net (1)	(1,540)	(4,078)	(1,194)	(16,215)
Operating income before depreciation, amortization, and allocation of corporate overhead	$83,705	$81,337	$286,355	$274,023
Depreciation and amortization	$58,339	$49,464	$161,341	$151,740
Capital expenditures	$196,910	$119,589	$473,638	$329,932
Total segment assets at September 30,	$6,488,259	$6,062,852	$6,488,259	$6,062,852

On-Campus Participating Properties
Total revenues and other income	$6,799	$6,758	$23,128	$23,018
Interest income	24	2	47	4
Total revenues from external customers	6,823	6,760	23,175	23,022
Operating expenses before depreciation, amortization, ground/facility leases and allocation of corporate overhead	(3,611)	(3,507)	(10,109)	(9,278)
Ground/facility leases	(452)	(351)	(1,988)	(2,216)
Interest expense	(1,312)	(1,394)	(3,987)	(4,231)
Operating income before depreciation, amortization and allocation of corporate overhead	$1,448	$1,508	$7,091	$7,297
Depreciation and amortization	$1,892	$1,839	$5,621	$5,493
Capital expenditures	$2,039	$1,446	$2,909	$2,510
Total segment assets at September 30,	$101,027	$105,774	$101,027	$105,774

Development Services
Development and construction management fees	$3,566	$773	$4,697	$3,929
Operating expenses	(4,185)	(3,434)	(11,396)	(10,414)
Operating loss before depreciation, amortization and allocation of corporate overhead	$(619)	$(2,661)	$(6,699)	$(6,485)
Total segment assets at September 30,	$4,918	$2,279	$4,918	$2,279

Property Management Services
Property management fees from external customers	$2,291	$2,376	$7,193	$7,039
Intersegment revenues	5,128	5,830	14,835	17,410
Total revenues	7,419	8,206	22,028	24,449
Operating expenses	(3,034)	(2,742)	(9,719)	(8,542)
Operating income before depreciation, amortization and allocation of corporate overhead	$4,385	$5,464	$12,309	$15,907
Total segment assets at September 30,	$11,067	$10,692	$11,067	$10,692

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Reconciliations
Total segment revenues and other income	$202,475	$202,588	$584,927	$600,681
Unallocated interest income earned on investments and corporate cash	850	925	2,515	3,144
Elimination of intersegment revenues	(5,128)	(5,830)	(14,835)	(17,410)
Total consolidated revenues, including interest income	$198,197	$197,683	$572,607	$586,415

Segment operating income before depreciation, amortization and allocation of corporate overhead	$88,919	$85,648	$299,056	$290,742
Depreciation and amortization	(62,271)	(53,411)	(172,588)	(164,724)
Net unallocated expenses relating to corporate interest and overhead	(27,614)	(22,047)	(79,165)	(67,573)
(Loss) gain from disposition of real estate	—	—	(632)	17,409
Provision for real estate impairment	—	—	(15,317)	—
Income tax provision	(267)	(345)	(791)	(1,035)
Net income	$(1,233)	$9,845	$30,563	$74,819

Total segment assets	$6,605,271	$6,181,597	$6,605,271	$6,181,597
Unallocated corporate assets	81,620	97,778	81,620	97,778
Total assets at September 30,	$6,686,891	$6,279,375	$6,686,891	$6,279,375

(1)	Net of capitalized interest and amortization of debt premiums.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

15. Subsequent Events

Distributions:  On November 1, 2017, the Board of Directors of the Company declared a distribution per share of $0.44, which will be paid on November 27, 2017 to all common stockholders of record as of November 13, 2017.  At the same time, the Operating Partnership will pay an equivalent amount per unit to holders of Common OP Units, as well as the quarterly cumulative preferential distribution to holders of Preferred OP Units (see Note 9).

October 2017 Bond Offering:  In October 2017, the Operating Partnership closed a $400 million offering of senior unsecured notes under its existing shelf registration.  These 10-year notes were issued at 99.912 percent of par value with a coupon of 3.625 percent and a yield of 3.635 percent, and are fully and unconditionally guaranteed by the Company.  Interest on the notes is payable semi-annually on May 15 and November 15, with the first payment beginning on May 15, 2018.  The notes will mature on November 15, 2027.  Net proceeds from the sale of the senior unsecured notes totaled approximately $395 million, after expenses, and were used to repay the outstanding balance of the Company’s revolving credit facility, with the remaining proceeds available to fund the development pipeline, acquisition activity and for general business purposes.

Property Acquisitions:  In October 2017, the Company acquired Bridges @ 11th, a 258-bed wholly-owned property located on university-owned land near the University of Washington campus.

Additionally, in October 2017, as part of the Core Transaction, the Company exercised an option to cause the joint venture partner in Core JV I to contribute Hub U District Seattle, a 248-bed property located near the University of Washington campus, to the joint venture. The Company anticipates the closing of the contribution of the property to Core JV I to occur in the fourth quarter 2017 and the Company's initial investment in the property will be approximately $40.6 million.

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

Property Portfolio

As of September 30, 2017, our total owned property portfolio contained 166 properties, consisting of owned off-campus student housing properties that are in close proximity to colleges and universities, American Campus Equity (“ACE®”) properties operated under ground/facility leases with university systems, and on-campus participating properties operated under ground/facility leases with the related university systems.  Of the 166 properties, 12 were under development as of September 30, 2017.  Our communities contain modern housing units and are supported by a resident assistant system and other student-oriented programming, with many offering resort-style amenities.

As of September 30, 2017, through ACC’s taxable REIT subsidiary (“TRS”) entities, we provided third-party management and leasing services for 38 properties, bringing our total owned and third-party managed portfolio to 204 properties.  Third-party management and leasing services are typically provided pursuant to management contracts that have initial terms that range from one to five years.

Leasing Results

During the third quarter, we finalized our annual leasing process for the 2017/2018 academic year.  As of September 30, 2017, occupancy at our 2018 same store properties was 96.6% at a rental rate increase of 2.9% compared to the prior academic year.  Our 2018 same store property portfolio consists of properties owned and operating for both of the entire years ended December 31, 2017 and 2018, which are not conducting or planning to conduct substantial development, redevelopment, or repositioning activities, and are not classified as held for sale.  Including our 2017 acquisitions and development deliveries, our total wholly-owned portfolio was 95.5% occupied as of September 30, 2017.

Below is a summary of our property portfolio as of September 30, 2017:

Property portfolio:	Properties	Beds
Wholly-owned operating properties:
Off-campus properties	124	70,248
On-campus ACE (1)	25	18,847
Subtotal – operating properties	149	89,095

Wholly-owned properties under development:
Off-campus properties	6	2,935
On-campus ACE	6	5,371
Subtotal – properties under development	12	8,306

Total wholly-owned properties	161	97,401

On-campus participating properties	5	5,086

Total owned property portfolio	166	102,487

Managed properties	38	28,770
Total property portfolio	204	131,257

(1)	Includes three properties at Prairie View A&M University that we ultimately expect to be refinanced under the existing on-campus participating structure.

Owned development activity

Recently completed projects: In the third quarter of 2017, the final stages of construction were completed on three on-campus ACE properties and seven owned off-campus properties. These properties are summarized in the following table:

Project	Project Type	Location	Primary University Served	Beds	Total Project Cost	Opened for Occupancy

Tooker House	ACE	Tempe, AZ	Arizona State University	1,594	$105,500	August 2017
Sky View	ACE	Flagstaff, AZ	Northern Arizona University	626	58,200	August 2017
University Square	ACE	Prairie View, TX	Prairie View A&M University	466	25,900	August 2017
U Centre on Turner	Off-campus	Columbia, MO	University of Missouri	718	69,600	August 2017
U Pointe on Speight	Off-campus	Waco, TX	Baylor University	700	51,800	August 2017
21Hundred @ Overton Park	Off-campus	Lubbock, TX	Texas Tech University	1,204	82,700	August 2017
Suites at 3rd	Off-campus	Champaign, IL	University of Illinois	251	25,200	August 2017
U Club Binghamton Phase II	Off-campus	Binghamton, NY	SUNY Binghamton University	562	56,900	August 2017
Callaway House Apartments	Off-campus	Norman, OK	University of Oklahoma	915	90,700	August 2017
U Centre on College	Off-campus	Clemson, SC	Clemson University	418	42,700	August 2017
TOTAL – 2017 DELIVERIES				7,454	$609,200

Projects under construction: At September 30, 2017, we were in the process of constructing six owned off-campus properties and six on-campus ACE properties. These properties are summarized in the table below:

Project	Project Type	Location	Primary University Served	Beds	Estimated Project Cost	Total Costs Incurred	Scheduled Completion

Gladding Residence Center	ACE	Richmond, VA	Virginia Commonwealth Univ.	1,524	$95,700	$60,215	August 2018
Irvington House	ACE	Indianapolis, IN	Butler University	648	38,900	16,656	August 2018
Greek Leadership Village	ACE	Tempe, AZ	Arizona State University	957	69,600	24,032	August 2018
Bancroft Residence Hall	ACE	Berkeley, CA	University of California, Berkeley	781	98,700	44,570	August 2018
NAU Honors College	ACE	Flagstaff, AZ	Northern Arizona University	636	43,400	15,037	August 2018
U Club Townhomes	Off-campus	Oxford, MS	University of Mississippi	528	44,300	16,960	August 2018
The Edge - Stadium Centre (1)	Off-campus	Tallahassee, FL	Florida State University	412	42,600	16,045	August 2018
				5,486	$433,200	$193,515
Core Spaces / DRW Portfolio (2)
Hub Ann Arbor	Off-campus	Ann Arbor, MI	University of Michigan				September 2018
Hub Flagstaff	Off-campus	Flagstaff, AZ	Northern Arizona University				September 2018
Hub West Lafayette	Off-campus	West Lafayette, IN	Purdue University				September 2018
				1,500	$240,000	$63,957
SUBTOTAL – 2018 DELIVERIES				6,986	$673,200	$257,472

Columbus Avenue Student Apts.	ACE	Boston, MA	Northeastern University	825	$153,400	$30,753	August 2019
191 College	Off-campus	Auburn, AL	Auburn University	495	59,300	11,516	July 2019
SUBTOTAL – 2019 DELIVERIES				1,320	$212,700	$42,269

TOTAL – ALL PROJECTS				8,306	$885,900	$299,741

(1) In December 2016, we entered into a pre-sale agreement to purchase The Edge - Stadium Centre, a property which is scheduled to be completed in August 2018. The estimated project cost includes the purchase price, elected upgrades and transaction costs.
(2) The company funded an initial investment of $24.2 million through a joint venture with Core Spaces/DRW Real Estate Investments in August 2017. Including the initial investment, the company expects to invest a total of $240 million over a two year period. Refer to Note 3 in the accompanying Notes to the Consolidated Financial Statements contained in Item 1.

Acquisitions and Joint Venture Investments

As discussed in more detail in Notes 3 and 9 in the accompanying Notes to the Consolidated Financial Statements contained in Item 1, during the third quarter of 2017 we executed an agreement to acquire a portfolio of seven student housing properties from affiliates of Core Spaces and DRW Real Estate Investments (the “Core Transaction”).  The transaction included the purchase of 100% of the ownership interests in two operating properties, the purchase of partial ownership interests in two operating properties through a joint venture arrangement (with one property being subject to a purchase option that had not been exercised as of September 30, 2017), and the purchase of partial ownership interests in three in-process development properties through a joint venture arrangement.   In total, the Core Transaction properties contain 3,776 beds.  The initial investment made at closing was $265.4 million, and the Company expects to invest a total of $590.6 million over a two year period including the initial investment.

During the nine months ended September 30, 2017, the Company acquired two additional wholly-owned properties containing 982 beds for approximately $158.5 million.  Refer to Note 3 in the accompanying Notes to Consolidated Financial Statements contained in Item 1 for a more detailed discussion of our recent acquisition activity.

Dispositions

During the nine months ended September 30, 2017, the Company sold one wholly-owned property for approximately $25.0 million. Refer to Note 4 in the accompanying Notes to Consolidated Financial Statements contained in Item 1 for a more detailed discussion of our recent disposition activity.

Third-Party Development Services

Through ACC’s TRS entities, we provide development and construction management services for student housing properties owned by colleges and universities, charitable foundations and others.  During the third quarter 2017 we completed, delivered and commenced management of Momentum Village Phase II, a 560-bed third party development project on the campus of Texas A&M University Corpus Christi, and Esperanza Hall, a 382-bed third party development project on the campus of Texas A&M University San Antonio. As of September 30, 2017, we were under contract on one third-party development project that is currently under construction and whose fees total $5.9 million.  As of September 30, 2017, fees of approximately $3.0 million remained to be earned by the Company with respect to this project, which has a scheduled completion date in August 2019.

Results of Operations

Comparison of the Three Months Ended September 30, 2017 and September 30, 2016

The following table presents our results of operations for the three months ended September 30, 2017 and 2016, including the amount and percentage change in these results between the two periods.

	Three Months Ended September 30,
	2017	2016	Change ($)	Change (%)
Revenues
Wholly-owned properties	$183,569	$185,694	$(2,125)	(1.1)%
On-campus participating properties	6,799	6,758	41	0.6%
Third-party development services	3,566	773	2,793	361.3%
Third-party management services	2,291	2,376	(85)	(3.6)%
Resident services	713	810	(97)	(12.0)%
Total revenues	196,938	196,411	527	0.3%

Operating expenses
Wholly-owned properties	99,423	100,602	(1,179)	(1.2)%
On-campus participating properties	3,923	3,784	139	3.7%
Third-party development and management services	3,879	3,340	539	16.1%
General and administrative	8,684	5,375	3,309	61.6%
Depreciation and amortization	61,125	52,067	9,058	17.4%
Ground/facility leases	2,329	1,965	364	18.5%
Total operating expenses	179,363	167,133	12,230	7.3%

Operating income	17,575	29,278	(11,703)	(40.0)%

Nonoperating income and (expenses)
Interest income	1,259	1,272	(13)	(1.0)%
Interest expense	(18,654)	(19,016)	362	(1.9)%
Amortization of deferred financing costs	(1,146)	(1,344)	198	(14.7)%
Total nonoperating expense	(18,541)	(19,088)	547	(2.9)%

(Loss) income before income taxes	(966)	10,190	(11,156)	(109.5)%
Income tax provision	(267)	(345)	78	(22.6)%

Net (loss) income	(1,233)	9,845	(11,078)	(112.5)%

Net income attributable to noncontrolling interests	(79)	(201)	122	(60.7)%
Net (loss) income attributable to ACC, Inc. and Subsidiaries common stockholders	$(1,312)	$9,644	$(10,956)	(113.6)%

Same Store and New Property Operations

We define our same store property portfolio as wholly-owned properties that were owned and operating for both of the full years ended December 31, 2017 and December 31, 2016, which are not conducting or planning to conduct substantial development, redevelopment, or repositioning activities, and are not classified as held for sale as of September 30, 2017.

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

A reconciliation of our same store, new property and sold/held for sale property operations to our consolidated statements of comprehensive income is set forth below:

	Same Store Properties		New Properties		Sold/Held for Sale Properties (1)		Total - All Properties
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2017	2016	2017	2016	2017 (2)	2016 (3)	2017	2016
Number of properties (4)	124	124	24	8	1	22	149	154
Number of beds (4)	73,871	73,871	14,364	3,737	860	13,600	89,095	91,208

Revenues (5)	$162,776	$160,636	$20,637	$4,187	$869	$21,681	$184,282	$186,504
Operating expenses	87,902	85,126	11,232	2,242	289	13,234	99,423	100,602

(1)	Does not include the allocation of payroll and other administrative costs related to corporate management and oversight.

(2)	Includes one property currently in receivership that is in the process of being transferred to the lender in settlement of the property’s $27.4 million mortgage loan that matured in August 2017.

(3)	Includes properties sold in 2016 and 2017, and one property that is in the process of being transferred to the lender as discussed above.

(4)	Does not include properties under construction or undergoing redevelopment.

(5)	Includes revenues which are reflected as resident services revenue on the accompanying consolidated statements of comprehensive income.

Same Store Properties:  The increase in revenue from our same store properties was primarily due to an increase in average rental rates for the 2017/2018 academic year, partially offset by a decrease in our weighted average occupancy from 92.2% during the three months ended September 30, 2016 to 91.9% during the three months ended September 30, 2017. Future revenues will be dependent on our ability to maintain our current leases in effect for the 2017/2018 academic year and our ability to obtain appropriate rental rates and desired occupancy for the 2018/2019 academic year at our various properties.

The increase in operating expenses from our same store properties was primarily due to: (i) an increase in repairs and maintenance expense of approximately $1.9 million related to cleanup and repairs for water intrusion, roofing, and landscaping at the Company’s communities located in Florida and Texas, as a result of hurricanes Harvey and Irma; (ii) an increase in property taxes and related consulting fees due to increased property tax assessments in various markets; and (iii) other general inflationary factors. We anticipate that operating expenses for our same store property portfolio for 2017 will increase as compared to 2016 as a result of the reasons discussed above.

New Property Operations: Our new properties for the three and nine months ended September 30, 2017 are summarized in the table below:

Property	Location	Primary University Served	Beds	Acquisition/ Opening Date
Acquisitions:
University Crossings	Charlotte, NC	University of North Carolina	546	August 2016
U Point	Syracuse, NY	Syracuse University	163	October 2016
The Arlie	Arlington, TX	University of Texas at Arlington	598	April 2017
TWELVE at U District	Seattle, WA	University of Washington	384	June 2017
Hub Eugene	Eugene, OR	University of Oregon	513	August 2017
State	Fort Collins, CO	Colorado State University	665	August 2017
The James (1)	Madison, WI	University of Wisconsin	850	September 2017
		SUBTOTAL - Acquisitions	3,719
Owned Developments:
Currie Hall	Los Angeles, CA	University of Southern California	456	August 2016
Fairview House	Indianapolis, IN	Butler University	633	August 2016
University Pointe	Louisville, KY	University of Louisville	531	August 2016
U Club on 28th	Boulder, CO	University of Colorado	398	August 2016
U Club Sunnyside	Morgantown, WV	West Virginia University	534	August 2016
The Court at Stadium Centre	Tallahassee, FL	Florida State University	260	August 2016
Merwick Stanworth Phase II	Princeton, NJ	Princeton University	379	September 2016
Tooker House	Tempe, AZ	Arizona State University	1,594	August 2017
Sky View	Flagstaff, AZ	Northern Arizona University	626	August 2017
University Square	Prairie View, TX	Prairie View A&M University	466	August 2017
U Centre on Turner	Columbia, MO	University of Missouri	718	August 2017
U Pointe on Speight	Waco, TX	Baylor University	700	August 2017
21Hundred @ Overton Park	Lubbock, TX	Texas Tech University	1,204	August 2017
Suites at 3rd	Champaign, IL	University of Illinois	251	August 2017
U Club Binghamton Phase II	Binghamton, NY	SUNY Binghamton University	562	August 2017
Callaway House Apartments	Norman, OK	University of Oklahoma	915	August 2017
U Centre on College	Clemson, SC	Clemson University	418	August 2017
		SUBTOTAL - Owned Developments	10,645
		Total - New Properties	14,364

(1)	The James is a property held by a joint venture formed as part of the Core Transaction. Refer to Note 3 in the accompanying Notes to the Consolidated Financial Statements contained in Item 1.

Third-Party Development Services Revenue

Third-party development services revenue increased by approximately $2.8 million, from $0.8 million during the three months ended September 30, 2016 to $3.6 million for the three months ended September 30, 2017.  This increase was due to the closing of bond financing and commencement of construction of a fourth phase at the University of California, Irvine during the third quarter 2017.  This project contributed approximately $2.9 million in revenue during the three months ended September 30, 2017.

Development services revenues are dependent on our ability to successfully be awarded such projects, the amount of the contractual fee related to the project and the timing and completion of the development and construction of the project. In addition, to the extent projects are completed under budget, we may be entitled to a portion of such savings, which are recognized as revenue when performance has been agreed upon by all parties, or when performance has been verified by an independent third-party. It is possible that projects for which we have deferred pre-development costs will not close and that we will not be reimbursed for such costs. The pre-development costs associated therewith will ordinarily be charged against income for the then-current period. We anticipate third-party development services revenue to increase in 2017 as compared to 2016 as a result of the closing and commencement of construction of additional anticipated third-party development projects. However, the commencement of such projects is highly dependent on final determination of feasibility, negotiation, procurement rules and other applicable law, fluctuations in the construction and financing markets, and the availability of project financing.

Third-Party Development and Management Services Expenses

Third-party development and management services expenses increased by approximately $0.6 million, from $3.3 million during the three months ended September 30, 2016 to $3.9 million for the three months ended September 30, 2017. This increase was due to an increase in payroll and other administrative costs related to corporate management and oversight, an increase in the level of pursuits of potential on-campus development projects, and general inflation. We anticipate third-party development and management services expenses will increase in 2017 as compared to 2016 for the reasons discussed above.

General and Administrative

General and administrative expenses increased by approximately $3.3 million, from $5.4 million during the three months ended September 30, 2016 to $8.7 million for the three months ended September 30, 2017. This increase was primarily due to the following: (i) $2.9 million of transaction costs incurred in connection with our initial investment in the Core Transaction in August 2017; (ii) increases in travel and related pursuit costs of potential acquisition transactions; (iii) additional expenses incurred in connection with enhancements to our operating systems platform; and (iv) other general inflationary factors. We anticipate general and administrative expenses will increase in 2017 as compared to 2016 for the reasons discussed above.

Depreciation and Amortization

Depreciation and amortization increased by approximately $9.0 million, from $52.1 million during the three months ended September 30, 2016 to $61.1 million for the three months ended September 30, 2017.  This increase was primarily due to the following: (i) a $4.8 million increase related to the completion of construction and opening of seven owned development properties in August and September of 2016 and ten owned development properties in August 2017; (ii) a $3.8 million increase due to property acquisition activity during 2016 and 2017; and (iii) a $2.4 million increase in depreciation expense at our same store properties due to capital improvement projects at various properties. These increases were partially offset by a $2.0 million decrease in depreciation and amortization expense related to properties sold in 2016 and 2017. We anticipate depreciation and amortization expense to increase in 2017 as compared to 2016 for the reasons discussed above.

Ground/Facility Leases

Ground/facility leases expense increased by approximately $0.3 million, from $2.0 million during the three months ended September 30, 2016 to $2.3 million for the three months ended September 30, 2017. This increase was primarily due to ACE development projects that completed construction and opened for operations in Fall 2016 and 2017. We anticipate ground/facility leases expense to increase for the full year 2017 as compared to 2016 for the reasons discussed above.

Interest Expense

Interest expense decreased by approximately $0.3 million, from $19.0 million during the three months ended September 30, 2016 to $18.7 million for the three months ended September 30, 2017. Interest expense decreased as a result of the following: (i) a decrease of approximately $2.2 million related to the disposition of properties with outstanding mortgage debt during 2016; (ii) a decrease of approximately $0.9 million due to the pay-off of $200 million of our $350 million term loan facility (“Term Loan I Facility”) in November 2016; (iii) a $0.5 million decrease related to the pay-off of mortgage loans during 2016; and (iv) a $0.2 million decrease related to lower outstanding balances on our mortgage debt due to continued scheduled principal payments. These decreases were partially offset by (i) a $1.7 million increase related to increased borrowings on our revolving credit facility; (ii) an increase of approximately $1.4 million related to the closings of our $300 million term loan facility (“Term Loan III Facility”) in September 2017 and our $200 million term loan (the “New Term Loan II Facility”) in June 2017; and (iii) an increase of $0.4 million in interest related to the property in receivership incurred while working with the lender to finalize the transfer of the property in settlement of the property’s $27.4 million mortgage loan.

We anticipate interest expense will decrease in 2017 as compared to 2016 due to the pay-off of mortgage debt in 2016 and 2017, the disposition of properties with outstanding mortgage debt during 2016, and the 2016 pay-off of $200 million of the Term Loan I Facility. These decreases will be offset by an increase in borrowings under the Company’s revolving credit facility to fund its development pipeline, an increase related to the closings of the New Term Loan II Facility in June 2017, the Term Loan III Facility in September 2017, and additional interest incurred from the $400 million offering of unsecured notes in October 2017.

Comparison of the Nine Months Ended September 30, 2017 and September 30, 2016

The following table presents our results of operations for the nine months ended September 30, 2017 and 2016, including the amount and percentage change in these results between the two periods.

	Nine Months Ended September 30,
	2017	2016	Change ($)	Change (%)
Revenues
Wholly-owned properties	$531,556	$546,078	$(14,522)	(2.7)%
On-campus participating properties	23,128	23,018	110	0.5%
Third-party development services	4,697	3,929	768	19.5%
Third-party management services	7,193	7,039	154	2.2%
Resident services	2,310	2,325	(15)	(0.6)%
Total revenues	568,884	582,389	(13,505)	(2.3)%

Operating expenses
Wholly-owned properties	249,552	257,175	(7,623)	(3.0)%
On-campus participating properties	11,080	10,125	955	9.4%
Third-party development and management services	11,789	10,638	1,151	10.8%
General and administrative	25,200	16,810	8,390	49.9%
Depreciation and amortization	169,391	159,486	9,905	6.2%
Ground/facility leases	7,151	6,736	415	6.2%
Provision for real estate impairment	15,317	—	15,317	100.0%
Total operating expenses	489,480	460,970	28,510	6.2%

Operating income	79,404	121,419	(42,015)	(34.6)%

Nonoperating income and (expenses)
Interest income	3,723	4,026	(303)	(7.5)%
Interest expense	(47,944)	(61,762)	13,818	(22.4)%
Amortization of deferred financing costs	(3,197)	(5,238)	2,041	(39.0)%
(Loss) gain from disposition of real estate	(632)	17,409	(18,041)	(103.6)%
Total nonoperating expense	(48,050)	(45,565)	(2,485)	5.5%

Income before income taxes	31,354	75,854	(44,500)	(58.7)%
Income tax provision	(791)	(1,035)	244	(23.6)%
Net income	30,563	74,819	(44,256)	(59.2)%

Net income attributable to noncontrolling interests	(587)	(1,150)	563	(49.0)%
Net income attributable to ACC, Inc. and Subsidiaries common stockholders	$29,976	$73,669	$(43,693)	(59.3)%

Same Store and New Property Operations

A reconciliation of our same store, new property and sold/held for sale property operations to our consolidated statements of comprehensive income is set forth below:

	Same Store Properties		New Properties		Sold/Held for Sale Properties (1)		Total - All Properties
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016	2017 (2)	2016 (3)	2017		2016
Number of properties (4)	124	124	24	8	2	24	150	(5)	156
Number of beds (4)	73,871	73,871	14,364	3,737	1,517	14,924	89,752		92,532

Revenues (6)	$490,177	$478,327	$39,774	$4,291	$3,915	$65,785	$533,866		$548,403
Operating expenses	227,993	220,724	19,152	2,400	2,407	34,051	249,552		257,175

(1)	Does not include the allocation of payroll and other administrative costs related to corporate management and oversight.

(2)
Includes one property that was sold in April 2017 and one property currently in receivership that is in the process of being transferred to the lender in settlement of the property’s $27.4 million mortgage loan that matured in August 2017.

(3)	Includes properties sold in 2016 and 2017, and one property that is in the process of being transferred to the lender as discussed above.

(4)	Does not include properties under construction or undergoing redevelopment.

(5)	Difference from total operating property portfolio represents one property that was sold during the second quarter 2017.

(6)	Includes revenues which are reflected as resident services revenue on the accompanying consolidated statements of comprehensive income.

Same Store Properties:  The increase in revenue from our same store properties was primarily due to an increase in average rental rates for the 2016/2017 and 2017/2018 academic years, partially offset by a slight decrease in our weighted average occupancy from 93.8% during the nine months ended September 30, 2016 to 93.6% for the nine months ended September 30, 2017.

The increase in operating expenses from our same store properties was primarily due to the same factors that contributed to the increase in operating expenses for the three months ended September 30, 2017, as discussed above, as well the following: (i) an increase in utilities expense as a result of overall rate increases in water and sewage in various markets, which was partially offset by increased utility reimbursements from tenants which are included in same store properties revenues; (ii) increases related to 2015 development deliveries caused primarily by the stabilization of property tax assessments in the second year of operations; and (iii) additional marketing expenses incurred due to our efforts to achieve our leasing targets.

New Property Operations: Our new properties for the nine months ended September 30, 2017 are summarized in the table of new properties contained in the discussion of our results of operations for the three months ended September 30, 2017 and 2016.

On-Campus Participating Properties (“OCPP”) Operations

Same Store OCPP Properties: We had five participating properties containing 5,086 beds which were operating during the nine months ended September 30, 2017 and 2016. Revenues from these properties increased by $0.1 million, from $23.0 million for the nine months ended September 30, 2016 to $23.1 million for the nine months ended September 30, 2017 as a result of an increase in average rental rates for the 2016/2017 and 2017/2018 academic years, offset by a decrease in average occupancy from 69.5% for the nine months ended September 30, 2016 to 67.6% for the nine months ended September 30, 2017. Operating expenses at these properties increased by $1.0 million, from $10.1 million for the nine months ended September 30, 2016 as compared to $11.1 million for the nine months ended September 30, 2017, primarily due to (i) an increase in payroll costs related to recently filled staff positions; (ii) increased maintenance costs related to the annual turn process; (iii) an increase in utilities expense; and (iv) increases in general and administrative costs. Future revenues will be dependent on our ability to maintain our current leases in effect for the 2017/2018 academic year and our ability to obtain appropriate rental rates and desired occupancy for the 2018/2019 academic year. We anticipate that operating expenses for our OCPP properties for 2017 will increase as compared to 2016 for the reasons discussed above.

Third-Party Development Services Revenue

Third-party development services revenue increased by approximately $0.8 million, from $3.9 million during the nine months ended September 30, 2016 to $4.7 million for the nine months ended September 30, 2017.  This increase was due the closing of bond financing and commencement of construction of a fourth phase at the University of California, Irvine which contributed approximately $2.9 million in revenue for the nine months ended September 30, 2017. These increases were partially offset by the closing of bond financing and commencement of construction of two development projects with the Texas A&M University System at their Corpus Christi and San Antonio campuses, which contributed approximately $2.0 million of revenue, as well as a $0.5 million fee earned for the performance of various predevelopment activities for the University of Kansas during the nine months ended September 30, 2016. During the nine months ended September 30, 2017 we had three projects in progress with an average contractual fee of approximately $3.1 million, as compared to the nine months ended September 30, 2016 in which we had four projects in progress with an average contractual fee of approximately $1.8 million.

Third-Party Development and Management Services Expenses

Third-party development and management services expenses increased by approximately $1.2 million, from $10.6 million during the nine months ended September 30, 2016 to $11.8 million for the nine months ended September 30, 2017. This increase was due to the same factors that contributed to the increase in third-party development and management services expenses for the three months ended September 30, 2017, as discussed above.

General and Administrative

General and administrative expenses increased by approximately $8.4 million, from $16.8 million during the nine months ended September 30, 2016 to $25.2 million for the nine months ended September 30, 2017. This increase was primarily due to the same factors that contributed to the increase in general and administrative expenses for the three months ended September 30, 2017, as discussed above, as well as $4.5 million in contractual executive separation and retirement charges incurred in the first and second quarter 2017 as a result of the retirement of the former Company’s Chief Financial Officer.

Depreciation and Amortization

Depreciation and amortization increased by approximately $9.9 million, from $159.5 million during the nine months ended September 30, 2016 to $169.4 million for the nine months ended September 30, 2017.  This increase was primarily due to the following: (i) a $10.7 million increase related to the completion of construction and opening of seven owned development properties in August and September of 2016 and ten owned development properties in August 2017; (ii) a $7.0 million increase due to property acquisition activity during 2016 and 2017; (iii) a $4.9 million increase in depreciation expense at our same store properties due to capital improvement projects at various properties; and (iv) a $0.2 million increase in depreciation of corporate assets. These increases were partially offset by a $13.0 million decrease in depreciation and amortization expense related to properties sold in 2016 and 2017.

Ground/Facility Leases

Ground/facility leases expense increased by approximately $0.5 million, from $6.7 million during the nine months ended September 30, 2016 to $7.2 million for the nine months ended September 30, 2017. This increase was due to the same factors that contributed to the increase in ground/facility lease expenses for the three months ended September 30, 2017, as discussed above.

Provision for Real Estate Impairment

During the nine months ended September 30, 2017, we recorded an impairment charge of approximately $15.3 million for one wholly-owned property currently in receivership that is in the process of being transferred to the lender in settlement of the property’s $27.4 million mortgage loan that matured in August 2017. Refer to Note 7 in the accompanying Notes to Consolidated Financial Statements in Item 1 for a detailed discussion of this transaction.

Interest Expense

Interest expense decreased by approximately $13.9 million, from $61.8 million during the nine months ended September 30, 2016 to $47.9 million for the nine months ended September 30, 2017. Interest expense decreased as a result of the following: (i) a decrease of approximately $7.4 million related to the disposition of properties with outstanding mortgage debt during 2016; (ii) a $4.6 million increase in capitalized interest due to the timing and volume of construction activities on our owned development projects during the comparable nine month periods; (iii) a $3.5 million decrease related to the pay-off of mortgage loans during 2016; and (iv) a decrease of approximately $3.6 million due to the pay-off of our $250 million term loan facility (“Term Loan II Facility”) in February 2016 and the pay-off of a portion of the Term Loan I Facility in November 2016. These decreases were partially offset by (i) a $3.6 million increase in interest expense related to increased borrowings on our revolving credit facility; and (ii) a $1.4 million increase in interest related to closings of our Term Loan III Facility in September 2017 and our New Term Loan II Facility in June 2017.

Amortization of Deferred Financing Costs

Amortization of deferred financing costs decreased by approximately $2.0 million, from $5.2 million during the nine months ended September 30, 2016 to $3.2 million for the nine months ended September 30, 2017. This decrease was primarily due to $1.1 million of accelerated amortization related to the pay-off of our Term Loan II Facility in February 2016, $0.6 million related to the pay-off of a portion of the Term Loan I Facility in November 2016, and $0.3 million related to properties with mortgage debt sold in 2016. We anticipate amortization of deferred finance costs will decrease in 2017 for the reasons discussed above, offset by increases related to the New Term Loan II and Term Loan III facilities, and the offering of unsecured notes in October 2017.

(Loss) Gain from Disposition of Real Estate

During the nine months ended September 30, 2017, we sold one wholly-owned property containing 657 beds, resulting in a net loss from disposition of real estate of approximately $0.6 million. During the nine months ended September 30, 2016, we sold two wholly-owned properties containing 1,324 beds, resulting in a net gain from disposition of real estate of approximately $17.4 million. Refer to Note 4 in the accompanying Notes to the Consolidated Financial Statements contained in Item 1.

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

Liquidity and Capital Resources

Cash Balances and Cash Flows

As of September 30, 2017, excluding our on-campus participating properties, we had $29.7 million in cash and cash equivalents and restricted cash as compared to $32.3 million in cash and cash equivalents and restricted cash as of December 31, 2016.  Restricted cash primarily consists of escrow accounts held by lenders and resident security deposits, as required by law in certain states, and funds held in escrow in connection with potential acquisition and development opportunities.  The following discussion relates to changes in cash due to operating, investing and financing activities, which are presented in our consolidated statements of cash flows included in Item 1.

Operating Activities: For the nine months ended September 30, 2017, net cash provided by operating activities was approximately $245.1 million, as compared to approximately $242.8 million for the nine months ended September 30, 2016, an increase of $2.3 million.  This increase in cash flows was due to operating cash flows provided by the completion of construction and opening of ten owned development properties in third quarter of 2017, and the completion of seven owned development projects in the third quarter of 2016, as well as property acquisitions in 2016 and 2017. The increase was partially offset by the timing of collections of our student accounts receivable as well as a decrease in operating cash flows related to property dispositions during 2016 and 2017.

Investing Activities:  Investing activities utilized approximately $770.4 million and $365.7 million for the nine months ended September 30, 2017 and 2016, respectively.  The $404.7 million increase in cash utilized in investing activities was primarily a result of the following: (i) a $205.7 million increase in cash paid for property acquisitions during the nine months ended September 30, 2017, (ii) a $124.4 million increase in cash used to fund the construction of our wholly-owned development properties, related to the timing of construction commencement and completion of our owned development pipeline; (iii) a $48.2 million decrease in proceeds from the disposition of wholly-owned properties, as we sold two properties during the nine months ended September 30, 2016 as compared to the sale of one property during the nine months ended September 30, 2017; (iv) a $19.3 million increase in cash used to fund capital expenditures at our wholly-owned properties; and (v) an $8.0 million increase in cash paid to acquire undeveloped land parcels in 2017.

Financing Activities: Cash provided by financing activities totaled approximately $519.4 million and $138.6 million for the nine months ended September 30, 2017 and 2016, respectively. The $380.8 million increase in cash provided by financing activities was primarily a result of the following: (i) a $750.0 million net increase in proceeds from unsecured term loans; (ii) a $216.0 million increase in net proceeds on our revolving credit facility; (iii) a $53.4 million decrease in cash used to pay off mortgage and construction debt during the comparable nine month periods; (iv) $11.5 million in contributions from noncontrolling interests during the nine months ended September 30, 2017; and (v) $10.8 million in proceeds from construction loans. These increases were partially offset by the following: (i) a $581.7 million decrease in net proceeds from the sale of common stock, related to our equity offering in February 2016 as compared to the issuance of common stock under our ATM Equity Program in 2017; (ii) a $72.5 million increase in distributions to common and restricted stockholders and noncontrolling partners due to the distribution of $59.6 million of the Company's initial investment to its joint venture partners; and (iii) a $6.6 million increase in payments of debt issuance costs due to the amendment of our credit agreement in January 2017 and our New Term Loan II and Term Loan III facilities in June and September 2017.

Liquidity Needs, Sources and Uses of Capital

As of September 30, 2017, our short-term liquidity needs included, but were not limited to, the following: (i) the pay-off of $300 million related to our Term Loan III Facility due to mature in September 2018; (ii) anticipated distribution payments to our common and restricted stockholders totaling approximately $241.5 million based on an assumed annual cash distribution of $1.76 per share and based on the number of our shares outstanding as of September 30, 2017; (iii) anticipated distribution payments to our Operating Partnership unitholders totaling approximately $1.9 million based on an assumed annual distribution of $1.76 per common unit and a cumulative preferential per annum cash distribution rate of 5.99% on our Preferred OP Units based on the number of units outstanding as of September 30, 2017; (iv) the pay-off of approximately $35.5 million of outstanding fixed rate mortgage debt scheduled to mature during the next 12 months; (v) estimated development costs over the next 12 months totaling approximately $319.8 million for our wholly-owned properties currently under construction; (vi) a $42.6 million obligation to purchase a property subject to a presale arrangement (see Note 13 in the accompanying Notes to the Consolidated Financial Statements contained in Item 1); (vii) an obligation to increase our investment in two joint ventures, resulting in a funding commitment of approximately $171.2 million (see Note 3 and Note 13 in the accompanying Notes to the Consolidated Financial Statements contained in Item 1); (viii) funds for other development projects scheduled to commence construction during the next 12 months; and (ix) potential future property or land acquisitions, including mezzanine financed developments.

We expect to meet our short-term liquidity requirements by (i) borrowing under our existing unsecured credit facility; (ii) accessing the unsecured bond market; (iii) exercising debt extension options to the extent they are available; (iv) issuing securities, including common stock, under our ATM Equity Program discussed more fully in Note 8 in the accompanying Notes to Consolidated Financial Statements contained in Item 1, or otherwise; (v) potentially disposing of properties and/or entering into joint venture arrangements, depending on market conditions; and (vi) utilizing current cash on hand and net cash provided by operations. Our ability to obtain additional financing will depend on a variety of factors such as market conditions, the general availability of credit, the overall availability of credit to the real estate industry, our credit ratings and credit capacity, as well as the perception of lenders regarding our long or short-term financial prospects.

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

In September 2017, the Company entered into a Term Loan III Facility totaling $300 million which will mature in September 2018, and can be extended for two one-year periods at our option, subject to the satisfaction of certain conditions. The agreement has an accordion feature that allows the Company to expand the amount by up to an additional $100 million, subject to the satisfaction of certain conditions. Borrowing rates under this agreement float at a margin over LIBOR and the margin is priced on a grid that is tied to the Company’s credit rating. Based on the Company’s current Baa2/BBB rating, the LIBOR margin is 110 basis points.
As discussed in Note 7 in the accompanying Notes to Consolidated Financial Statements contained in Item 1, in May 2017, the lender of the non-recourse mortgage loan secured by Blanton Common, a wholly-owned property located near Valdosta State University which was acquired as part of the GMH student housing transaction in 2008, sent a formal notice of default and initiated foreclosure proceedings. The property generated insufficient cash flow to cover the debt service on the $27.4 million mortgage loan that matured in August 2017. As of September 30, 2017, the underlying property was in receivership and the Company was cooperating with the lender to allow for a consensual foreclosure process upon which the property will be surrendered to the lender in satisfaction of the mortgage loan.

As discussed in Note 15 in the accompanying Notes to the Consolidated Financial Statements contained in Item 1, in October 2017, we raised $395 million in net proceeds from an unsecured $400 million bond offering. Proceeds from the offering were used to repay the outstanding balance on our revolving credit facility. We intend to use the remaining proceeds for potential repayment of other outstanding debt, to fund our development pipeline, for potential acquisitions of student housing properties and for general corporate purposes.

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

On November 1, 2017, we declared a distribution per share of $0.44, which will be paid on November 27, 2017 to all common stockholders of record as of November 13, 2017.  At the same time, the Operating Partnership will pay an equivalent amount per unit to holders of Common OP Units, as well as the quarterly cumulative preferential distribution to holders of Preferred OP Units.

Pre-Development Expenditures

Our third-party and owned development activities have historically required us to fund pre-development expenditures such as architectural fees, permits and deposits.  The closing and/or commencement of construction of these development projects is subject to a number of risks such as our inability to obtain financing on favorable terms and delays or refusals in obtaining necessary zoning, land use, building, and other required governmental permits and authorizations  As such, we cannot always predict accurately the liquidity needs of these activities.  We frequently incur these pre-development expenditures before a financing commitment and/or required permits and authorizations have been obtained.  Accordingly, we bear the risk of the loss of these pre-development expenditures if financing cannot ultimately be arranged on acceptable terms or we are unable to successfully obtain the required permits and authorizations.  Historically, our third-party and owned development projects have been successfully structured and financed; however, these developments have at times been delayed beyond the period initially scheduled, causing revenue to be recognized in later periods.  As of September 30, 2017, we have deferred approximately $5.6 million in pre-development costs related to third-party and owned development projects that have not yet commenced construction.

Indebtedness

The amounts below exclude net unamortized debt premiums and discounts related to mortgage loans assumed in connection with property acquisitions, original issue discounts (“OID”s), and deferred financing costs (see Note 7 in the accompanying Notes to the Consolidated Financial Statements contained in Item 1). A summary of our consolidated indebtedness as of September 30, 2017 is as follows:

	Amount	% of Total	Weighted Average Rates (1)	Weighted Average Maturities
Secured	$646,582	23.4%	4.8%	5.3 Years
Unsecured	2,116,440	76.6%	3.1%	4.3 Years
Total consolidated debt	$2,763,022	100.0%	3.5%	4.5 Years

Fixed rate debt
Secured
Project-based taxable bonds	$30,575	1.1%	7.6%	7.0 Years
Mortgage	593,585	21.4%	4.7%	5.4 Years
Unsecured
April 2013 Notes	400,000	14.5%	3.8%	5.5 Years
June 2014 Notes	400,000	14.5%	4.1%	6.8 Years
September 2015 Notes	400,000	14.5%	3.4%	3.0 Years
Total - fixed rate debt	1,824,160	66.0%	4.1%	5.2 Years

Variable rate debt:
Secured
Construction	22,422	0.8%	4.2%	2.3 Years
Unsecured
Term loans	650,000	23.5%	2.3%	2.7 Years
Unsecured revolving credit facility	266,440	9.7%	2.4%	4.5 Years
Total - variable rate debt	938,862	34.0%	2.4%	4.4 Years
Total consolidated debt	$2,763,022	100.0%	3.5%	4.5 Years

(1)	Represents stated interest rate and does not include the effect of the amortization of deferred financing costs, debt premiums and discounts, OIDs, and interest rate swap terminations.

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

The following table presents a reconciliation of our net income attributable to common stockholders to FFO and FFOM:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net (loss) income attributable to ACC, Inc. and Subsidiaries common stockholders	$(1,312)	$9,644	$29,976	$73,669
Noncontrolling interests	85	201	593	1,150
Loss (gain) from disposition of real estate	—	—	632	(17,409)
Elimination of provision for real estate impairment (1)	—	—	15,317	—
Real estate related depreciation and amortization	60,202	51,301	166,931	157,232
Funds from operations (“FFO”) attributable to common stockholders and OP unitholders	58,975	61,146	213,449	214,642

Elimination of operations of on-campus participating properties:
Net loss (income) from on-campus participating properties	479	365	(1,373)	(1,702)
Amortization of investment in on-campus participating properties	(1,892)	(1,839)	(5,621)	(5,493)
	57,562	59,672	206,455	207,447
Modifications to reflect operational performance of on-campus participating properties:
Our share of net cash flow (2)	452	351	1,987	2,216
Management fees	306	304	1,046	1,027
Contribution from on-campus participating properties	758	655	3,033	3,243
Property acquisition costs (3)	2,855	114	2,855	114
Contractual executive separation and retirement charges (4)	—	—	4,515	—
Funds from operations – modified (“FFOM”) attributable to common stockholders and OP unitholders	$61,175	$60,441	$216,858	$210,804

FFO per share – diluted	$0.43	$0.46	$1.56	$1.65
FFOM per share – diluted	$0.44	$0.45	$1.59	$1.62
Weighted-average common shares outstanding – diluted	138,328,932	132,877,380	136,686,611	130,407,761

(1)
Represents an impairment charge recorded for a wholly-owned property currently in receivership that is in the process of being transferred to the lender in settlement of the property’s $27.4 million mortgage loan that matured in August 2017.

(2)
50% of the properties’ net cash available for distribution after payment of operating expenses, debt service (including repayment of principal) and capital expenditures. Represents amounts accrued for the interim periods, which is included in ground/facility leases expense in the consolidated statements of comprehensive income.

(3)
The three and nine months ended September 30, 2017 amounts represent transaction costs related to our initial investment in two joint ventures. Refer to Notes 3 and 9 in the accompanying Notes to Consolidated Financial Statements contained in Item 1 for a more detailed discussion.

(4)	Represents contractual executive separation and retirement charges incurred in the first and second quarter 2017 with regard to the retirement of the Company’s former Chief Financial Officer.

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

Dated:	November 3, 2017

AMERICAN CAMPUS COMMUNITIES, INC.

By:	/s/ Daniel B. Perry

Daniel B. Perry Executive Vice President, Chief Financial Officer, Treasurer and Secretary

By:	/s/ Kim K. Voss

Kim K. Voss Executive Vice President, Chief Accounting Officer, and Assistant Secretary

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	November 3, 2017

AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P.
By:	American Campus Communities Holdings, LLC, its general partner
	By:	American Campus Communities, Inc., its sole member

	By:	/s/ Daniel B. Perry

Daniel B. Perry Executive Vice President, Chief Financial Officer, Treasurer and Secretary

	By:	/s/ Kim K. Voss

Kim K. Voss Executive Vice President, Chief Accounting Officer, and Assistant Secretary