Form 10-K
period 2017-12-31
AMERICAN CAMPUS COMMUNITIES INC; American Campus Communities Operating Partnership LP
filed 2018-03-01
CIK 1283630, 1357369

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2017.

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

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was $5,450,514,562 based on the last sale price of the common equity on June 30, 2017 which is the last business day of the Company’s most recently completed second quarter.

There were 136,494,954 shares of the Company’s common stock with a par value of $0.01 per share outstanding as of the close of business on February 23, 2018.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this report incorporates information by reference from the definitive Proxy Statement for the 2018 Annual Meeting of Stockholders.

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the year ended December 31, 2017 of American Campus Communities, Inc. and American Campus Communities Operating Partnership, L.P.  Unless stated otherwise or the context otherwise requires, references to “ACC” mean American Campus Communities, Inc. a Maryland corporation that has elected to be treated as a real estate investment trust (“REIT”) under the Internal Revenue Code, and references to “ACCOP” mean American Campus Communities Operating Partnership, L.P., a Maryland limited partnership.  References to the “Company,” “we,” “us” or “our” mean collectively ACC, ACCOP and those entities/subsidiaries owned or controlled by ACC and/or ACCOP.  References to the “Operating Partnership” mean collectively ACCOP and those entities/subsidiaries owned or controlled by ACCOP. The following chart illustrates the Company’s and the Operating Partnership’s corporate structure:

American Campus Communities, Inc.
(Limited Partner)
100.0%
American Campus Communities
Holdings, LLC.
(General Partner)
99.2%
less than 1%
American Campus Communities
Operating Partnership, L.P.
0.8%
Other Limited
Partners
Property Owning
Entities/Subsidiaries
Company
Operating
Partnership

The general partner of ACCOP is American Campus Communities Holdings, LLC (“ACC Holdings”), an entity that is wholly-owned by ACC. As of December 31, 2017, ACC Holdings held an ownership interest in ACCOP of less than 1%. The limited partners of ACCOP are ACC and other limited partners consisting of current and former members of management and nonaffiliated third parties.  As of December 31, 2017, ACC owned an approximate 99.2% limited partnership interest in ACCOP.  As the sole member of the general partner of ACCOP, ACC has exclusive control of ACCOP’s day-to-day management.  Management operates the Company and the Operating Partnership as one business. The management of ACC consists of the same members as the management of ACCOP. The Company is structured as an umbrella partnership REIT (“UPREIT”) and ACC contributes all net proceeds from its various equity offerings to the Operating Partnership. In return for those contributions, ACC receives a number of units of ACCOP (“OP Units,” see definition below) equal to the number of common shares it has issued in the equity offering. Contributions of properties to the Company can be structured as tax-deferred transactions through the issuance of OP Units in ACCOP.  Based on the terms of ACCOP’s partnership agreement, OP Units can be exchanged for ACC’s common shares on a one-for-one basis. The Company maintains a one-for-one relationship between the OP Units of ACCOP issued to ACC and ACC Holdings and the common shares issued to the public. The Company believes that combining the reports on Form 10-K of the Company and the Operating Partnership into this single report provides the following benefits:

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
FOR THE YEAR ENDED DECEMBER 31, 2017

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

The general partner of ACCOP is American Campus Communities Holdings, LLC (“ACC Holdings”), an entity that is wholly-owned by ACC. As of December 31, 2017, ACC Holdings held an ownership interest in ACCOP of less than 1%. The limited partners of ACCOP are ACC and other limited partners consisting of current and former members of management and nonaffiliated third parties.  As of December 31, 2017, ACC owned an approximate 99.2% limited partnership interest in ACCOP.  As the sole member of the general partner of ACCOP, ACC has exclusive control of ACCOP’s day-to-day management.  Management operates ACC and ACCOP as one business.  The management of ACC consists of the same members as the management of ACCOP.  ACC consolidates ACCOP for financial reporting purposes, and ACC does not have significant assets other than its investment in ACCOP.  Therefore, the assets and liabilities of ACC and ACCOP are the same on their respective financial statements. References to the “Company,” “we,” “us” or “our” mean collectively ACC, ACCOP and those entities/subsidiaries owned or controlled by ACC and/or ACCOP.  References to the “Operating Partnership” mean collectively ACCOP and those entities/subsidiaries owned or controlled by ACCOP.

As of December 31, 2017, our total owned and third-party managed portfolio included 206 properties with approximately 134,100 beds.

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

Acquisitions and Joint Venture Investments:  As discussed in more detail in Note 5 in the accompanying Notes to Consolidated Financial Statements contained in Item 8, in 2017 we executed an agreement to acquire a portfolio of seven student housing properties from affiliates of Core Spaces and DRW Real Estate Investments (the “Core Transaction”).  The transaction included the purchase of 100% of the ownership interests in two operating properties, the purchase of partial ownership interests in two operating properties through a joint venture arrangement, and the purchase of partial ownership interests in three in-process development properties through a joint venture arrangement.  In total, the Core Transaction properties contain 3,776 beds and the initial investment made at closing was $306.0 million. Including the initial investment, the Company expects to invest a total of $590.6 million through a phased purchase of 100% of the ownership interest in all seven properties.

Additionally in 2017, the Company acquired three wholly-owned properties containing 1,240 beds for approximately $222.9 million.  Refer to Note 5 in the accompanying Notes to Consolidated Financial Statements contained in Item 8 for a more detailed discussion of our recent acquisition activity.

We believe our relationships with university systems and individual educational institutions, our knowledge of the student housing market and our prominence as the first publicly-traded REIT focused exclusively on student housing in the United States will afford us a competitive advantage in acquiring additional student housing properties.

Development:  In August 2017, the final stages of construction were completed on three on-campus ACE properties and seven owned off-campus properties. These properties are summarized in the following table:

Project	Location	Primary University Served	Project Type	Beds	Total Project Cost	Opened for Occupancy

Tooker House	Tempe, AZ	Arizona State University	ACE	1,594	$105,500	August 2017
Sky View	Flagstaff, AZ	Northern Arizona University	ACE	626	58,200	August 2017
University Square	Prairie View, TX	Prairie View A&M University	ACE	466	25,900	August 2017
U Centre on Turner	Columbia, MO	University of Missouri	Off-campus	718	69,600	August 2017
U Pointe on Speight	Waco, TX	Baylor University	Off-campus	700	51,800	August 2017
21Hundred @ Overton Park	Lubbock, TX	Texas Tech University	Off-campus	1,204	82,700	August 2017
Suites at 3rd	Champaign, IL	University of Illinois	Off-campus	251	25,200	August 2017
U Club Binghamton Phase II	Binghamton, NY	SUNY Binghamton University	Off-campus	562	56,900	August 2017
Callaway House Apartments	Norman, OK	University of Oklahoma	Off-campus	915	90,700	August 2017
U Centre on College	Clemson, SC	Clemson University	Off-campus	418	42,700	August 2017
TOTAL – 2017 DELIVERIES				7,454	$609,200

At December 31, 2017, we were in the process of constructing seven on-campus ACE properties, and six owned off-campus properties. These properties are summarized in the tables below:

Owned Development Projects Under Construction:

Project	Location	Primary University Served	Project Type	Beds	Estimated Project Cost	Total Costs Incurred	Scheduled Completion

Gladding Residence Center	Richmond, VA	Virginia Commonwealth University	ACE	1,524	$95,700	$74,764	August 2018
Irvington House	Indianapolis, IN	Butler University	ACE	648	38,900	22,922	August 2018
Greek Leadership Village	Tempe, AZ	Arizona State University	ACE	957	69,600	31,461	August 2018
David Blackwell Hall	Berkeley, CA	University of California, Berkeley	ACE	781	98,700	60,234	August 2018
NAU Honors College	Flagstaff, AZ	Northern Arizona University	ACE	636	43,400	24,880	August 2018
U Club Townhomes	Oxford, MS	University of Mississippi	Off-campus	528	44,300	26,181	August 2018
SUBTOTAL – 2018 DELIVERIES				5,074	$390,600	$240,442

191 College	Auburn, AL	Auburn University	Off-campus	495	59,300	15,874	July 2019
University of Arizona Honors College	Tucson, AZ	University of Arizona	ACE	1,056	84,700	13,348	August 2019
Columbus Avenue Student Apts.	Boston, MA	Northeastern University	ACE	825	153,400	42,096	August 2019
SUBTOTAL – 2019 DELIVERIES				2,376	$297,400	$71,318

TOTAL – ALL PROJECTS				7,450	$688,000	$311,760

Presale Development Projects Under Construction:

Under the terms of a presale transaction, the Company is obligated to purchase the property as long as certain construction completion deadlines and other closing conditions are met. The Company is responsible for leasing, management, and initial operations of the project while the third-party developer retains development risk during the construction period. In accordance with accounting guidance, the Company includes presale properties in its consolidated financial statements upon execution of the presale agreement with the developer.

Project	Location	Primary University Served	Project Type	Beds	Purchase Price	Amount Funded as of December 31, 2017	Scheduled Completion

The Edge - Stadium Centre	Tallahassee, FL	Florida State University	Off-campus	412	$42,600	$400	August 2018
Core Spaces / DRW Portfolio (1)
Hub Ann Arbor	Ann Arbor, MI	University of Michigan	Off-campus				September 2018
Hub Flagstaff	Flagstaff, AZ	Northern Arizona University	Off-campus				September 2018
Hub West Lafayette	West Lafayette, IN	Purdue University	Off-campus				September 2018
				1,500	$240,000	$24,208
TOTAL – 2018 DELIVERIES				1,912	$282,600	$24,608

(1)
We funded an initial investment of $24.2 million through a joint venture with Core Spaces/DRW Real Estate Investments in August 2017. Including the initial investment, we expect to invest a total of $240.0 million over a two year period. See Note 5 in the accompanying Notes to Consolidated Financial Statements contained in Item 8 for further discussion.

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

Owned Properties:  Off-campus properties are generally located in close proximity to the school campus, generally with pedestrian, bicycle, or university shuttle access.  Off-campus housing tends to offer more relaxed rules and regulations than on-campus housing, resulting in off-campus housing being generally more appealing to upper-classmen.  We believe that the support of colleges and universities can be beneficial to the success of our owned properties.  We actively seek to have these institutions recommend our facilities to their students or to provide us with mailing lists so that we may directly market to students and parents.  In some cases, the institutions actually promote our off-campus facilities in their recruiting and admissions literature.  In cases where the educational institutions do not provide mailing lists or recommendations for off-campus housing, most provide comprehensive lists of suitable properties to their students, and we continually work to ensure that our properties are on these lists in each of the markets that we serve.

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

American Campus Equity (ACE):  Included in our owned properties segment and branded and marketed to colleges and universities as the ACE program, this transaction structure provides us with what we believe is a lower-risk opportunity compared to other off-campus projects, as our ACE projects have premier on-campus locations with marketing and operational assistance from the university.  The subject university substantially benefits by increasing its housing capacity with modern, well-amenitized student housing with no or minimal impacts to its own credit ratios, preserving the university’s credit capacity to fund academic and research facilities.

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

Our on-campus participating properties are susceptible to some of the same risks as our owned properties, including: (i) seasonality in rents; (ii) annual re-leasing that is highly dependent on marketing and university admission policies; and (iii) competition for tenants from other on-campus housing operated by educational institutions or other off-campus properties.

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

Environmental Matters

Under various laws and regulations relating to the protection of the environment, an owner of real estate may be held liable for the costs of removal or remediation of certain hazardous or toxic substances located on or in its property.  These laws often impose liability without regard to whether the owner was responsible for, or even knew of, the presence of such substances.  The presence of such substances may adversely affect the owner’s ability to rent or sell the property or use the property as collateral.  Independent environmental consultants conducted environmental site assessments on all acquired or developed owned properties and on-campus participating properties in our existing portfolio.  We are not aware of any environmental conditions that management believes would have a material adverse effect on the Company.  There is no assurance, however, that environmental site assessments or other investigations would reveal all environmental conditions or that environmental conditions not known to us may exist now or in the future which would result in liability to the Company for remediation or fines, either under existing laws and regulations or future changes to such requirements.

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

Employees

As of December 31, 2017, we had approximately 3,183 employees, consisting of:

•	approximately 1,805 on-site employees in our owned properties segment, including 696 Resident Assistants;

•	approximately 107 on-site employees in our on-campus participating properties segment, including 46 Resident Assistants;

•	approximately 1,086 employees in our property management services segment, including 908 on-site employees and 178 corporate office employees;

•	approximately 58 corporate office employees in our development services segment; and

•	approximately 127 executive, corporate administration and financial personnel.

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

As of December 31, 2017, we were in the process of constructing 13 owned properties. These properties are subject to the various risks relating to properties that are under construction referred to elsewhere in these risk factors, including the risks that we may encounter delays in completion and that any such project may experience cost overruns or may not be completed on time. Additionally, if we do not complete the construction of properties on schedule, we may be required to provide alternative housing to the students with whom we have signed leases, which would result in our incurring significant expenses, and may result in students attempting to terminate their leases, which may adversely affect occupancy at such properties for the applicable academic year.

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

Tax laws have recently changed and may continue to change at any time, and any such legislative or other actions could have a negative effect on us.

The Tax Cut and Jobs Act was signed into law on December 22, 2017. The law includes significant changes to the U.S. corporate income tax system, including a Federal corporate rate reduction from 35% to 21% for non-REIT “C” corporations, which may cause investors to perceive investments in REITs to be less attractive than investments in the stock of non-REIT “C” corporations. The law also includes limitations on the deductibility of executive compensation and interest expense, which may result in our being required to pay higher dividends to continue to qualify as a REIT at a time and in an amount that otherwise may not be in our and our stockholders’ best interests.

In addition, tax laws remain under constant review by persons involved in the legislative process, at the Internal Revenue Service and the U.S. Department of the Treasury, and by various state and local tax authorities. Changes to tax laws, regulations, or administrative interpretations, which may be applied retroactively, could adversely affect us in a number of additional ways, including making it more difficult or more costly for us to qualify as a REIT or decreasing real estate values generally.

We cannot predict the full impact of the Tax Cut and Jobs Act or whether, when, in what forms, or with what effective dates, the tax laws, regulations, and administrative interpretations applicable to us or our shareholders may be further changed. Any of these matters may significantly affect our liquidity and results of operations, as well as the value of our shares.

We are subject to numerous other laws and regulations, changes to which could increase our costs and individually or in the aggregate adversely affect our business.

In addition to tax laws, we are subject to laws and regulations affecting our operations in a number of areas. Changes in these laws and regulations, including, among others, additional healthcare reform, employment law reform such as the enactment of federal overtime exemption regulations, and financial and disclosure reform such as revisions to the Dodd-Frank Act and related SEC rulemaking, or the enactment of new laws or regulations, may increase our costs. Also, compliance with these laws, regulations and similar requirements may be onerous and expensive, and they may be inconsistent from jurisdiction to jurisdiction, which may further increase the cost of compliance and doing business.

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

We use computers in substantially all aspects of our business operations. We also use mobile devices, social networking and other online activities to connect with our employees, suppliers and our residents. Such uses give rise to cybersecurity risks, including security breach, espionage, system disruption, theft and inadvertent release of information. Our business involves the storage and transmission of numerous classes of sensitive and/or confidential information and intellectual property, including residents’ and suppliers’ personal information, private information about employees, and financial and strategic information about us. Further, as we pursue our strategy to grow through development and acquisitions and to pursue new initiatives to improve our operations, we are also expanding our information technologies, resulting in a larger technological presence and corresponding exposure to cybersecurity risk. As our reliance on technology has increased, so have the risks posed to our systems, both internal and those we have outsourced to third party service providers. In addition, information security risks have generally increased in recent years due to the rise in new technologies and the increased sophistication and activities of perpetrators of cyber attacks. The theft, destruction, loss, misappropriation or release of sensitive and/or confidential information or intellectual property, or interference with our information technology systems or the technology systems of third-parties on which we rely, could result in business disruption, negative publicity, brand damage, violation of privacy laws, loss of residents, potential liability and competitive disadvantage, any of which could result in a material adverse effect on financial condition or results of operations.

A degradation of a university’s reputation due to negative publicity or other events may adversely impact our communities.

It is important that the universities from which our communities draw residents maintain good reputations and are able to attract the desired number of incoming students. Any degradation in a university’s reputation could inhibit its ability to attract students and reduce the demand for our communities.

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

As of December 31, 2017, our total consolidated indebtedness was approximately $3.0 billion (excluding unamortized mortgage debt premiums and discounts and original issue discounts). Our debt service obligations expose us to the risk of default and reduce or eliminate cash resources that are available to operate our business or pay distributions that are necessary to maintain our qualification as a REIT. There is no limit on the amount of indebtedness that we may incur except as provided by the covenants in our corporate-level debt. We may incur additional indebtedness to fund future property development, acquisitions and other working capital needs, which may include the payment of distributions to our security holders. The amount available to us and our ability to borrow from time to time under our corporate-level debt is subject to certain conditions and the satisfaction of specified financial and other covenants. If the income generated by our properties and other assets fails to cover our debt service, we would be forced to reduce or eliminate distributions to our stockholders and may experience losses.

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

We may be adversely affected by changes in LIBOR reporting practices or the method in which LIBOR is determined.

As of December 31, 2017, we had outstanding approximately $926.9 million of fixed and variable debt that was indexed to the London Interbank Offered Rate (“LIBOR”). On July 27, 2017, the Financial Conduct Authority (the “FCA”) announced its intention to phase out LIBOR rates by the end of 2021. It is not possible to predict the further effect of the rules of the FCA, any changes in the methods by which LIBOR is determined, or any other reforms to LIBOR that may be enacted in the United Kingdom, the European Union or elsewhere. Any such developments may cause LIBOR to perform differently than in the past, or cease to exist. In addition, any other legal or regulatory changes made by the FCA, ICE Benchmark Administration Limited, the European Money Markets Institute (formerly Euribor-EBF), the European Commission or any other successor governance or oversight body, or future changes adopted by such body, in the method by which LIBOR is determined or the transition from LIBOR to a successor benchmark may result in, among other things, a sudden or prolonged increase or decrease in LIBOR, a delay in the publication of LIBOR, and changes in the rules or methodologies in LIBOR, which may discourage market participants from continuing to administer or to participate in LIBOR’s determination, and, in certain situations, could result in LIBOR no longer being determined and published. If a published U.S. dollar LIBOR rate is unavailable after 2021, the interest rates on our debt which is indexed to LIBOR will be determined using various alternative methods, any of which may result in interest obligations which are more than or do not otherwise correlate over time with the payments that would have been made on such debt if U.S. dollar LIBOR was available in its current form. Further, the same costs and risks that may lead to the discontinuation or unavailability of U.S. dollar LIBOR may make one or more of the alternative methods impossible or impracticable to determine. Any of these proposals or consequences could have a material adverse effect on our financing costs.

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

There is significant uncertainty surrounding the futures of Fannie Mae and Freddie Mac. Through their lender originator networks, Fannie Mae and Freddie Mac are significant lenders both to us and to buyers of our properties. Fannie Mae and Freddie Mac have a mandate to support multifamily housing through their financing activities and any changes to their mandates, further reductions in their size or the scale of their activities, or loss of their key personnel could have a significant adverse impact on us and may, among other things, lead to lower values for our assets and higher interest rates on our borrowings. Fannie Mae’s and Freddie Mac’s regulator has set overall volume limits on most of Fannie Mae’s and Freddie Mac’s lending activities. The regulator in the future could require Fannie Mae and Freddie Mac to focus more of their lending activities on small borrowers or properties the regulator deems affordable, which may or may not include our assets, which could also adversely impact us. In addition, the members of the current Presidential administration and House and Senate banking committees have announced the reform of Fannie Mae and Freddie Mac is a priority, and there is uncertainty regarding the impact of these actions on us and buyers of our properties.

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

To qualify as a REIT, no more than 25% of the value of our total assets may consist of the securities of one or more taxable REIT subsidiaries, or TRSs. This percentage limitation will be lowered to 20% for taxable years beginning after December 31, 2017. Certain of our activities, such as our third-party development, management and leasing services, must be conducted through a TRS for us to qualify as a REIT. In addition, certain non-customary services must be provided by a TRS or an independent contractor. If the revenues from such activities create a risk that the value of our TRS entities, based on revenues or otherwise, approaches the 25% threshold (20% after December 31, 2017), we will be forced to curtail such activities or take other steps to remain under the 25% threshold. Since the threshold is based on value, it is possible that the IRS could successfully contend that the value of our TRS entities exceeds the threshold even if the TRS accounts for less than 25% (20% after December 31, 2017) of our consolidated revenues, income or cash flow. Four of our five on-campus participating properties and our third-party services are held by a TRS. Consequently, income earned from four of our five on-campus participating properties and our third-party services will be subject to regular federal income taxation and state and local income taxation where applicable, thus reducing the amount of cash available for distribution to our security holders. Our TRS entities’ income tax returns are subject to examination by federal, state and local tax jurisdictions, and the methodology used in determining taxable income or loss for those subsidiaries is therefore subject to challenge in any such examination.

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

Item 1B.  Unresolved Staff Comments

There were no unresolved comments from the staff of the SEC at December 31, 2017.

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
These properties are included in the Owned Properties and On-Campus Participating Properties segments discussed in Item 1 and Note 17 in the accompanying Notes to Consolidated Financial Statements contained in Item 8.  We own fee title to all of these properties except for properties subject to ground/facility leases and our on-campus participating properties, as discussed more fully in Note 8 and Note 15 in the accompanying Notes to Consolidated Financial Statements contained in Item 8.  All dollar amounts in this table and others herein, except share and per share amounts, are stated in thousands unless otherwise indicated.

Property	Year Built (1)	Date Acquired/ Developed	Primary University Served	Typical Number of Rental Payments/ Year	Year Ended December 31, 2017 Revenue (2)		Average Monthly Base Rental Revenue/ Bed (3)		# of Units	# of Beds

OWNED PROPERTIES
Same Store Owned Properties: (4)
The Callaway House	1999	Mar-01	Texas A&M University	9	$8,913	(5)	$1,512	(5)	173	538
The Village at Science Drive	2000	Nov-01	The University of Central Florida	12	5,941		648		192	732
University Village at Boulder Creek	2002	Aug-02	The University of Colorado at Boulder	12	3,731		964		82	309
University Village - Fresno	2004	Aug-04	California State University - Fresno	12	2,862		527		105	406
University Village - Temple	2004	Aug-04	Temple University	12	6,427		698		220	749
College Club Townhomes (6)	2002	Feb-05	Florida A&M University	12	2,883		373		136	544
University Club Apartments	1999	Feb-05	University of Florida	12	2,343		503		94	376
City Parc at Fry Street	2004	Mar-05	University of North Texas	12	3,458		665		136	418
Entrada Real	2000	Mar-05	University of Arizona	12	2,639		576		98	363
University Village at Sweethome	2005	Aug-05	State University of New York at Buffalo	12	6,337		656		269	828
University Village - Tallahassee (7)	1991	Mar-06	Florida State University	12	4,637		509		217	716
Royal Village Gainesville	1996	Mar-06	University of Florida	12	3,176		588		118	448
Royal Lexington	1994	Mar-06	The University of Kentucky	12	2,379		532		94	364
Raiders Pass	2001	Mar-06	Texas Tech University	12	4,451		479		264	828
Aggie Station	2003	Mar-06	Texas A&M University	12	3,152		592		156	450
The Outpost - San Antonio	2005	Mar-06	University of Texas – San Antonio	12	5,645		549		276	828
Callaway Villas	2006	Aug-06	Texas A&M University	10/12	5,426		651		236	704
The Village on Sixth Avenue	1999	Jan-07	Marshall University	12	4,378		496		248	752
Newtown Crossing	2005	Feb-07	University of Kentucky	12	6,879		604		356	942
Olde Towne University Square	2005	Feb-07	University of Toledo	12	3,954		603		224	550
Peninsular Place	2005	Feb-07	Eastern Michigan University	12	3,223		519		183	478
University Centre	2007	Aug-07	Rutgers University, NJIT	10/12	7,451		908		234	838
The Summit & Jacob Heights (7)	2004	Jun-08	Minnesota State University	12	4,905		423		258	930
GrandMarc Seven Corners	2000	Jun-08	University of Minnesota	12	4,542		606		186	440
Aztec Corner	2001	Jun-08	San Diego State University	12	5,607		740		180	606
The Tower at Third	1973	Jun-08	University of Illinois	12	3,050		735		188	375

Property	Year Built (1)	Date Acquired/ Developed	Primary University Served	Typical Number of Rental Payments/ Year	Year Ended December 31, 2017 Revenue (2)		Average Monthly Base Rental Revenue/ Bed (3)		# of Units	# of Beds
Willowtree Apartments and Tower (6)	1970	Jun-08	University of Michigan	12	$6,286		$596		473	851
University Pointe	2004	Jun-08	Texas Tech University	12	4,412		581		204	682
University Trails	2003	Jun-08	Texas Tech University	12	4,529		576		240	684
Campus Trails	1991	Jun-08	Mississippi State University	12	2,344		427		156	480
University Crossings (ACE)	2003	Jun-08	Drexel University	12	11,302		826		260	1,016
Vista del Sol (ACE)	2008	Aug-08	Arizona State University	12	18,194		750		613	1,866
Villas at Chestnut Ridge	2008	Aug-08	State Univ. of New York at Buffalo	12	5,068		759		196	552
Barrett Honors College (ACE)	2009	Aug-09	Arizona State University	10	14,391		939		604	1,721
Sanctuary Lofts	2006	Jul-10	Texas State University	12	4,497		697		201	487
The Edge- Charlotte	1999	Nov-10	UNC - Charlotte	12	5,208		580		180	720
University Walk	2002	Nov-10	UNC - Charlotte	12	3,375		552		120	480
Uptown Apartments	2004	Nov-10	University of North Texas	12	4,360		656		180	528
2nd Ave Centre	2008	Dec-10	University of Florida	12	7,200		674		274	868
Villas at Babcock	2011	Aug-11	University of Texas – San Antonio	12	5,281		538		204	792
Lobo Village (ACE)	2011	Aug-11	University of New Mexico	12	5,990		542		216	864
Villas on Sycamore	2011	Aug-11	Sam Houston State University	12	4,838		534		170	680
University Village Northwest (ACE)	2011	Aug-11	Prairie View A&M University	10	938		707		36	144
26 West	2008	Dec-11	University of Texas at Austin	12	13,818		984		367	1,026
The Varsity	2011	Dec-11	University of Maryland	12	11,821		942		258	901
Avalon Heights	2002	May-12	University of South Florida in Tampa	12	6,083		641		210	754
University Commons	2003	Jun-12	Univ. of Minnesota in Minneapolis	12	4,191		563		164	480
Casas del Rio (ACE)	2012	Aug-12	University of New Mexico	10	5,208		596		283	1,028
The Suites (ACE) (6)	2013	Aug-12	Northern Arizona University	10	6,355		721		439	878
Hilltop Townhomes (ACE)	2012	Aug-12	Northern Arizona University	12	5,121		697		144	576
U Club on Frey (6)	2013	Aug-12	Kennesaw State University	12	7,320		681		216	864
Campus Edge on UTA Boulevard	2012	Aug-12	University of Texas - Arlington	12	4,088		658		128	488
U Club Townhomes on Marion Pugh	2012	Aug-12	Texas A&M University	12	4,981		637		160	640
Villas on Rensch	2012	Aug-12	State Univ. of New York at Buffalo	12	5,765		776		153	610
The Village at Overton Park	2012	Aug-12	Texas Tech University	12	4,339		621		163	612
Casa de Oro (ACE)	2012	Aug-12	Arizona State University	10	2,140		693		109	365
The Villas at Vista del Sol (ACE)	2012	Aug-12	Arizona State University	12	3,956		805		104	400
The Block	2008	Aug-12	The University of Texas at Austin	12	20,346		959		669	1,555
University Pointe at College Station (ACE)	2012	Sep-12	Portland State University	12	8,869		714		282	978
309 Green	2008	Sep-12	University of Illinois	12	4,204		815		110	416
The Retreat	2012	Sep-12	Texas State University	12	6,217		625		187	780
Lofts54	2008	Sep-12	University of Illinois	12	1,174		693		43	172
Campustown Rentals	1982	Sep-12	University of Illinois	12	4,050		502		264	746
Chauncey Square	2011	Sep-12	Purdue University	12	4,552		881		158	386
Texan &Vintage West Campus (6)	2008	Sep-12	The University of Texas at Austin	12	3,913		928		124	311
The Castilian	1967	Sep-12	The University of Texas at Austin	10	9,412	(5)	1,449	(5)	371	623

Property	Year Built (1)	Date Acquired/ Developed	Primary University Served	Typical Number of Rental Payments/ Year	Year Ended December 31, 2017 Revenue (2)		Average Monthly Base Rental Revenue/ Bed (3)		# of Units	# of Beds
Bishops Square	2002	Sep-12	Texas State University	12	$2,586		$619		134	315
Union	2006	Sep-12	Baylor University	12	863		641		54	120
922 Place	2009	Sep-12	Arizona State University	12	4,524		720		132	468
Campustown	1997	Sep-12	Iowa State University	12	9,089		550		452	1,217
River Mill	1972	Sep-12	University of Georgia	12	3,221		572		243	461
Landmark	2012	Sep-12	University of Michigan	12	10,840		1,277		173	606
Icon Plaza	2012	Sep-12	University of Southern California	12	4,845		1,404		56	253
The Province - Greensboro	2011	Nov-12	UNC - Greensboro	12	5,039		597		219	696
RAMZ Apts on Broad	2004	Nov-12	Virginia Commonwealth University	12	2,108		753		88	172
The Lofts at Capital Garage	2000	Nov-12	Virginia Commonwealth University	12	899		475		36	144
25 Twenty	2011	Nov-12	Texas Tech University	12	4,398		686		249	562
The Province - Louisville	2009	Nov-12	University of Louisville	12	6,253		600		366	858
West 27th Place	2011	Nov-12	University of Southern California	12	7,303		1,099		161	475
The Province - Rochester	2010	Nov-12	Rochester Institute of Technology	12	7,825		828		336	816
5 Twenty Four & 5 Twenty Five Angliana (6)	2010	Nov-12	University of Kentucky	12	7,424		569		376	1,060
The Province - Tampa	2009	Nov-12	University of South Florida	12	7,605		654		287	947
U Point Kennesaw	2012	Nov-12	Kennesaw State University	12	6,554		650		216	795
The Cottages of Durham	2012	Nov-12	University of New Hampshire	12	6,350		801		141	619
University Edge	2012	Dec-12	Kent State University	12	5,051		672		201	608
The Lodges of East Lansing	2012	Jul-13	Michigan State University	12	9,385		726		364	1,049
7th Street Station	2012	Jul-13	Oregon State University	12	2,768		693		82	309
The Callaway House Austin	2013	Aug-13	The University of Texas at Austin	10	15,229	(5)	1,992	(5)	219	753
Manzanita (ACE)	2013	Aug-13	Arizona State University	10	6,248		878		241	816
University View (ACE)	2013	Aug-13	Prairie View A&M University	10	2,273		700		96	336
U Club Townhomes at Overton Park	2013	Aug-13	Texas Tech University	12	3,097		661		112	448
601 Copeland	2013	Aug-13	Florida State University	12	2,935		795		81	283
The Townhomes at Newtown Crossing	2013	Aug-13	University of Kentucky	12	4,526		624		152	608
Chestnut Square (ACE)	2013	Sep-13	Drexel University	12	11,146		1,009		220	861
Park Point	2008	Oct-13	Rochester Institute of Technology	12	10,216		828		300	924
U Centre at Fry Street	2012	Nov-13	University of North Texas	12	6,068		737		194	614
Cardinal Towne	2010	Nov-13	University of Louisville	12	4,867		621		255	545
Stanworth Commons Phase I (ACE)	2014	Jul-14	Princeton University	12	2,883		1,179		127	214
The Plaza on University	2014	Aug-14	University of Central Florida	12	13,894		730		364	1,313
U Centre at Northgate (ACE)	2014	Aug-14	Texas A&M University	12	6,455		676		196	784
University Walk	2014	Aug-14	University of Tennessee	12	4,214		637		177	526
U Club on Woodward (6)	2014	Aug-14	Florida State University	12	8,417		720		236	944
The Standard	2014	Oct-14	University of Georgia	12	6,106		799		190	610
Park Point	2010	Feb-15	Syracuse University	12	3,564		1,258		66	226
1200 West Marshall	2013	Mar-15	Virginia Commonwealth University	12	4,010		781		136	406
8 1/2 Canal Street	2011	Mar-15	Virginia Commonwealth University	12	4,962		720		160	540

Property	Year Built (1)	Date Acquired/ Developed	Primary University Served	Typical Number of Rental Payments/ Year	Year Ended December 31, 2017 Revenue (2)	Average Monthly Base Rental Revenue/ Bed (3)	# of Units	# of Beds
Vistas San Marcos	2013	Mar-15	Texas State University	12	$5,920	$724	255	600
Crest at Pearl	2014	Jun-15	University of Texas at Austin	12	4,658	999	141	343
U Club Binghamton	2005	Jun-15	SUNY Binghamton University	12	6,069	786	186	710
Stadium Centre	2014	Jul-15	Florida State University	12	8,255	853	367	710
160 Ross	2015	Aug-15	Auburn University	12	5,410	664	182	642
The Summit at University City (ACE)	2015	Sep-15	Drexel University	12	15,541	977	351	1,315
2125 Franklin	2015	Sep-15	University of Oregon	12	6,383	675	192	734
Subtotal - Same Store Owned Properties					$662,801	$725	23,918	73,871

New Owned Properties:
2016 Acquisitions and Completed Development Projects
University Crossings - Charlotte	2014	Aug-16	University of North Carolina - Charlotte	12	$4,627	$646	187	546
The Court - Stadium Centre	2016	Aug-16	Florida State University	12	2,682	801	80	260
U Club on 28th	2016	Aug-16	University of Colorado	12	4,966	984	100	398
Currie Hall (ACE)	2016	Aug-16	University of Southern California	12	5,663	1,018	178	456
University Pointe (ACE)	2016	Aug-16	University of Louisville	12	3,689	579	134	531
Fairview House (ACE)	2016	Aug-16	Butler University	10	4,770	825	107	633
U Club Sunnyside	2016	Aug-16	West Virginia University	12	4,014	585	134	534
Merwick Stanworth Phase II (ACE)	2016	Sep-16	Princeton University	12	3,612	1,049	198	379
U Point	2016	Oct-16	Syracuse University	12	1,651	966	54	163

2017 Acquisitions
The Arlie	2016	Apr-17	University of Texas Arlington	12	3,483	659	169	598
TWELVE at U District	2014	Jun-17	University of Washington	12	4,176	1,648	283	384
The 515	2015	Aug-17	University of Oregon	12	1,909	795	183	513
State	2013	Aug-17	Colorado State University	12	2,105	651	220	665
The James (8)	2017	Sep-17	University of Wisconsin - Madison	12	3,054	887	366	850
Bridges @ 11th	2015	Oct-17	University of Washington	12	1,081	1,498	184	258
Hub U District Seattle (8)	2017	Nov-17	University of Washington	12	579	1,245	111	248

2017 Completed Development Projects
Tooker House (ACE)	2017	Aug-17	Arizona State University	10	6,318	917	429	1,594
Skyview (ACE)	2017	Aug-17	Northern Arizona University	12	2,169	710	163	626
University Square (ACE)	2017	Aug-17	Prairie View A&M University	10	1,572	747	143	466
U Centre on Turner	2017	Aug-17	University of Missouri	12	2,709	768	182	718
U Pointe on Speight	2017	Aug-17	Baylor University	12	1,014	562	180	700
21Hundred @ Overton Park	2017	Aug-17	Texas Tech University	12	2,133	551	296	1,204
The Suites at 3rd	2017	Aug-17	University of Illinois	12	871	736	63	251
U Club Binghamton Phase II	2017	Aug-17	SUNY Binghamton University	12	1,578	825	140	562
Callaway House Apartments	2017	Aug-17	University of Oklahoma	12	2,059	681	386	915

Property	Year Built (1)	Date Acquired/ Developed	Primary University Served	Typical Number of Rental Payments/ Year	Year Ended December 31, 2017 Revenue (2)		Average Monthly Base Rental Revenue/ Bed (3)	# of Units	# of Beds
U Centre on College	2017	Aug-17	Clemson University	12	$1,472		$719	127	418

Projects Under Development
David Blackwell Hall (ACE)	2018	Aug-18	University of California, Berkeley	10	—		n/a	412	781
Gladding Residence Center (ACE)	2018	Aug-18	Virginia Commonwealth University	10	—		n/a	592	1,524
Irvington House (ACE)	2018	Aug-18	Butler University	10	—		n/a	197	648
The Edge - Stadium Centre	2018	Aug-18	Florida State University	12	19		n/a	111	412
Greek Leadership Village (ACE)	2018	Aug-18	Arizona State University	10	—		n/a	498	957
NAU Honors College (ACE)	2018	Aug-18	Northern Arizona University	10	—		n/a	318	636
U Club Townhomes at Oxford	2018	Aug-18	University of Mississippi	12	2		n/a	132	528
Hub Ann Arbor (9)	2018	Sep-18	University of Michigan	12	5		n/a	124	310
Hub Flagstaff (9)	2018	Sep-18	Northern Arizona University	12	31		n/a	198	591
Hub West Lafayette (9)	2018	Sep-18	Purdue University	12	10		n/a	289	599
191 College	2019	Jul-19	Auburn University	12	—		n/a	127	495
Columbus Avenue Student Apts. (ACE)	2019	Aug-19	Northeastern University	12	—		n/a	214	825
University of Arizona Honors College (ACE)	2019	Aug-19	University of Arizona	10	—		n/a	319	1,056
Subtotal – New Owned Properties					$74,023		$796	8,328	24,232

Owned Property in Receivership
Blanton Common (10)	2005	Sep-10	Valdosta State University	12	$3,459		$371	276	860
TOTAL – OWNED PROPERTIES					$740,283	(11)	$731	32,522	98,963

ON-CAMPUS PARTICIPATING PROPERTIES
University Village – PVAMU	1997	Aug-96	Prairie View A&M University	9	$11,545		$627	612	1,920
University Village - TAMIU	1997	Aug-97	Texas A&M International University	9	1,454		648	84	250
University College - PVAMU	2001	Aug-00	Prairie View A&M University	9	8,925		631	756	1,470
Cullen Oaks Phase I and II	2003	Aug-01	The University of Houston	9	7,827		913	411	879
College Park	2014	Aug-14	West Virginia University	12	4,194		641	224	567
TOTAL - ON-CAMPUS PARTICIPATING PROPERTIES					$33,945		$729	2,087	5,086
GRAND TOTAL- ALL PROPERTIES					$774,228		$730	34,609	104,049

(1)	For properties with multiple phases, the year built represents the weighted average year based on the number of beds delivered each year.

(2)
Includes base rental revenue and other income, which includes, but is not limited to, utility income, damages, parking income, summer conference rent, application fees, income from retail tenants, etc.

(3)	Average monthly revenue per bed is calculated based upon our base rental revenue earned during the year ended December 31, 2017 divided by average monthly occupied beds over the lease term.

(4)
Our same store owned portfolio represents properties that were owned or operated by us for the full years ended December 31, 2016 and 2017, which are not conducting or planning to conduct substantial development, redevelopment or repositioning activities, and are not classified as held for sale as of December 31, 2017.

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

(8)
As part of the Core Transaction, the Company purchased partial ownership in two operating properties through a joint venture arrangement. See Note 5 in the accompanying Notes to Consolidated Financial Statements contained in Item 8.

(9)
As part of the Core Transaction, the Company purchased partial ownership in three in-process development properties through a joint venture arrangement. See Note 5 in the accompanying Notes to Consolidated Financial Statements contained in Item 8.

(10)
This property is currently in receivership and is in the process of being transferred to the lender in settlement of the property’s $27.4 million mortgage loan that matured in August 2017. See Note 10 in the accompanying Notes to Consolidated Financial Statements contained in Item 8.

(11)	Does not include revenues from properties disposed of during the year ended December 31, 2017.

Occupancy information for our property portfolio for the year ended and as of December 31, 2017 is set forth below:

	2017 Average Occupancy (1)	Occupancy as of December 31, 2017
OWNED PROPERTIES
Same-store Properties (2)	94.4%	96.7%
New Properties	89.2%	90.5%
TOTAL – OWNED PROPERTIES	93.9%	95.7%

ON-CAMPUS PARTICIPATING PROPERTIES	76.0%	98.3%

(1)
Average occupancy is calculated based on the average number of occupied beds for the year ended December 31, 2017 divided by total beds. For properties with typical lease terms shorter than 12 months, average occupancy includes the impact of significantly low occupancy during the summer months. Average occupancy for acquired properties and properties which commenced operations during 2017 is calculated based on the period these properties were owned by us and/or operational during 2017.

(2)
Our same store owned portfolio represents properties that were owned or operated by us for the full years ended December 31, 2016 and 2017, which are not conducting or planning to conduct substantial development, redevelopment or repositioning activities, and are not classified as held for sale as of December 31, 2017.

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

	High	Low	Distributions Declared
Quarter ended March 31, 2016	$47.18	$38.63	$0.4000
Quarter ended June 30, 2016	$52.87	$43.66	$0.4200
Quarter ended September 30, 2016	$54.56	$47.24	$0.4200
Quarter ended December 31, 2016	$52.53	$44.65	$0.4200
Quarter ended March 31, 2017	$51.70	$45.36	$0.4200
Quarter ended June 30, 2017	$49.93	$44.72	$0.4400
Quarter ended September 30, 2017	$49.26	$43.98	$0.4400
Quarter ended December 31, 2017	$45.50	$40.07	$0.4400

Holders

As of February 23, 2018, there were approximately 40,200 holders of record of the Company’s common stock and 136,494,954 shares of common stock outstanding.

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

	As of and for the Year Ended December 31,
	2017	2016	2015	2014	2013
Statements of Comprehensive Income Information:
Owned property revenue (1)	$741,909	$738,598	$708,018	$693,694	$621,117
Owned property operating expenses	332,429	337,296	331,836	329,615	296,794
On-campus participating property revenue	33,945	33,433	31,586	28,534	26,348
On-campus participating property operating expenses	14,384	13,447	12,437	11,290	11,049
Third-party development and management services revenues	20,593	14,330	13,777	11,687	9,997
Third-party development and management services expenses	15,225	14,533	14,346	12,008	10,935
Total other operating expenses (2)	291,871	247,942	237,858	226,016	206,931
Income from continuing operations	70,121	100,623	118,061	61,384	47,436
Income from discontinued operations	—	—	—	2,720	59,755
Net income	70,121	100,623	118,061	64,104	107,191
Net income attributable to noncontrolling interests	(1,083)	(1,562)	(2,070)	(1,265)	(2,547)
Net income attributable to ACC, Inc. and Subsidiaries common stockholders	69,038	99,061	115,991	62,839	104,644
Per Share and Distribution Data:
Earnings per share:
Income from continuing operations - Basic	$0.50	$0.76	$1.03	$0.56	$0.43
Income from continuing operations - Diluted	0.50	0.75	1.02	0.56	0.42
Net income - Basic	0.50	0.76	1.03	0.59	0.99
Net income - Diluted	0.50	0.75	1.02	0.58	0.98
Cash distributions declared per common share / unit	1.74	1.66	1.58	1.50	1.42
Cash distributions declared	236,545	218,697	178,506	158,487	149,461
Balance Sheet Data:
Total assets	$6,897,370	$5,865,913	$6,006,248	$5,816,044	$5,816,743
Secured mortgage, construction and bond debt	664,020	688,195	1,094,962	1,324,783	1,323,071
Term loans and revolving credit facilities	774,644	248,365	666,619	838,733	837,247
Unsecured notes	1,585,855	1,188,737	1,186,700	790,499	794,396
Stockholders’ equity	3,484,985	3,444,985	2,770,196	2,609,554	2,624,901
Other Data:
Cash flows provided by (used in):
Operating activities	$319,954	$308,089	$263,786	$262,243	$249,749
Investing activities	(977,799)	(31,556)	(239,455)	(429,235)	(509,999)
Financing activities	676,887	(271,052)	(32,734)	153,303	277,547
Funds from operations (“FFO”) (3)	317,358	292,597	271,381	259,230	236,777
Funds from operations - modified (“FFOM”) (3)	316,434	297,694	269,259	255,071	236,643
Property Data:
Owned properties	169	154	162	169	167
Beds	104,049	95,193	99,388	103,661	102,400
Total owned properties occupancy at December 31,	95.7%	97.2%	97.3%	97.7%	96.8%

(1)	Includes revenues that are reflected as resident services revenue on the accompanying Consolidated Statements of Comprehensive Income in Item 8.

(2)
Includes general and administrative expenses, depreciation and amortization expense, ground and facility lease expense, and provision for real estate impairment. See the accompanying Consolidated Statements of Comprehensive Income in Item 8.

(3)
Management considers Funds from Operations (“FFO”) and Funds from Operations - Modified (“FFOM”) to be appropriate measures of the financial performance of an equity REIT. See “Funds from Operations and Adjusted FFO” in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for reconciliations of net income attributable to common shareholders to FFO and FFOM.

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

Property Portfolio

Below is a summary of our property portfolio as of December 31, 2017:

Property portfolio:	Properties	Beds
Owned operating properties:
Off-campus properties	126	70,754
On-campus ACE (1)	25	18,847
Subtotal – operating properties	151	89,601

Owned properties under development:
Off-campus properties	6	2,935
On-campus ACE	7	6,427
Subtotal – properties under development	13	9,362

Total owned properties	164	98,963

On-campus participating properties	5	5,086

Total owned property portfolio	169	104,049

Managed properties	37	30,035
Total property portfolio	206	134,084

(1)	Includes three properties at Prairie View A&M University that we ultimately expect to be refinanced under the existing on-campus participating structure.
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

Leasing Results

Our financial results for the 2017 calendar year are significantly impacted by the results of our annual leasing process for both the 2016/2017 academic year and the 2017/2018 academic year.  As of September 30, 2016, the beginning of the 2016/2017 academic year, occupancy at our 2017 same store properties was 97.4% at a rental rate increase of 3.5% compared to the prior academic year, and occupancy at our total owned property portfolio (including 2016 acquisitions and development deliveries) was 97.1%.  As of September 30, 2017, the beginning of the 2017/2018 academic year, occupancy at our 2018 same store properties was 96.6% at a rental rate increase of 2.9% compared to the prior academic year, and occupancy at our total owned property portfolio (including 2017 acquisitions and development deliveries) was 95.5%.  Our 2017 same store property portfolio consists of properties owned and operating for both of the entire years ended December 31, 2016 and 2017, which are not conducting or planning to conduct substantial development, redevelopment, or repositioning activities, and are not classified as held for sale.  Similarly, our 2018 same store property portfolio consists of properties owned and operating for both of the entire years ended December 31, 2017 and 2018, which are not conducting or planning to conduct substantial development, redevelopment, or repositioning activities, and are not classified as held for sale.

Third-Party Development and Management Services

We provide development and construction management services for student housing properties owned by universities, 501(c) 3 foundations and others.  Our clients have included some of the nation’s most prominent systems of higher education.  We develop student housing properties for these clients and we are sometimes retained to manage these properties following their opening.  As of December 31, 2017, we were under contract on three third-party development projects that are currently under construction and whose fees total $13.4 million.  As of December 31, 2017, fees of approximately $6.5 million remained to be earned by the Company with respect to these projects, which have scheduled completion dates in July and August 2019.

As of December 31, 2017, we also provided third-party management and leasing services for 37 properties that represented approximately 30,000 beds. Our third-party management and leasing services are typically provided pursuant to management contracts that have initial terms that range from one to five years.

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

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions in certain circumstances that affect amounts reported in our consolidated financial statements and related notes. In preparing these financial statements, management has utilized all available information, including its past history, industry standards and the current economic environment, among other factors, in forming its estimates and judgments of certain amounts included in the consolidated financial statements, giving due consideration to materiality. It is possible that the ultimate outcome anticipated by management in formulating its estimates may not be realized. Application of the critical accounting policies below involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. In addition, other companies in similar businesses may utilize different estimation policies and methodologies, which may impact the comparability of our results of operations and financial condition to those companies.

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

As discussed in Note 2 in the accompanying Notes to the Consolidated Financial Statements contained in Item 8 herein, the adoption of Accounting Standard Update 2014-09 will change the methodology by which we recognize third-party development and management services revenue; however we do not expect such changes to have a material effect on our consolidated financial statements.

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

Results of Operations

Comparison of the Years Ended December 31, 2017 and 2016

The following table presents our results of operations for the years ended December 31, 2017 and 2016, including the amount and percentage change in these results between the two periods.

	Year Ended December 31,
	2017	2016	Change ($)	Change (%)
Revenues:
Owned properties	$738,710	$735,392	$3,318	0.5%
On-campus participating properties	33,945	33,433	512	1.5%
Third-party development services	10,761	4,606	6,155	133.6%
Third-party management services	9,832	9,724	108	1.1%
Resident services	3,199	3,206	(7)	(0.2)%
Total revenues	796,447	786,361	10,086	1.3%

Operating expenses:
Owned properties	332,429	337,296	(4,867)	(1.4)%
On-campus participating properties	14,384	13,447	937	7.0%
Third-party development and management services	15,225	14,533	692	4.8%
General and administrative	31,386	22,493	8,893	39.5%
Depreciation and amortization	234,955	211,387	23,568	11.1%
Ground/facility leases	10,213	9,167	1,046	11.4%
Provision for real estate impairment	15,317	4,895	10,422	212.9%
Total operating expenses	653,909	613,218	40,691	6.6%

Operating income	142,538	173,143	(30,605)	(17.7)%

Nonoperating income and (expenses):
Interest income	4,945	5,481	(536)	(9.8)%
Interest expense	(71,122)	(78,687)	7,565	(9.6)%
Amortization of deferred financing costs	(4,619)	(6,520)	1,901	(29.2)%
(Loss) gain from disposition of real estate	(632)	21,197	(21,829)	(103.0)%
Loss from early extinguishment of debt	—	(12,841)	12,841	(100.0)%
Total nonoperating expenses	(71,428)	(71,370)	(58)	0.1%

Income before income taxes	71,110	101,773	(30,663)	(30.1)%
Income tax provision	(989)	(1,150)	161	(14.0)%
Net income	70,121	100,623	(30,502)	(30.3)%

Net income attributable to noncontrolling interests	(1,083)	(1,562)	479	(30.7)%
Net income attributable to ACC, Inc. and Subsidiaries common stockholders	$69,038	$99,061	$(30,023)	(30.3)%

Same Store and New Property Operations

We define our same store property portfolio as owned properties that were owned and operating for both of the full years ended December 31, 2017 and December 31, 2016, which are not conducting or planning to conduct substantial development, redevelopment, or repositioning activities, and are not classified as held for sale as of December 31, 2017.

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

A reconciliation of our same store, new property, and sold/held for sale property operations to our consolidated statements of comprehensive income is set forth below:

	Same Store Properties		New Properties		Sold/Held for Sale Properties (1)		Total - All Properties
	Year Ended December 31,		Year Ended December 31,		Year Ended December 31,		Year Ended December 31,
	2017	2016	2017	2016	2017 (2)	2016 (3)	2017		2016
Number of properties (4)	124	124	26	9	2	24	152	(5)	157
Number of beds (4)	73,871	73,871	14,870	3,900	1,517	14,924	90,258		92,695

Revenues (6)	$662,801	$648,070	$74,345	$13,271	$4,763	$77,257	$741,909		$738,598
Operating expenses	297,633	291,642	31,998	5,652	2,798	40,002	332,429		337,296

(1)	Does not include the allocation of payroll and other administrative costs related to corporate management and oversight.

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

Same Store Properties:  The increase in revenue from our same store properties was primarily due to an increase in average rental rates for the 2016/2017 and 2017/2018 academic years, partially offset by a slight decrease in our weighted average occupancy from 94.8% during the year ended December 31, 2016, to 94.4% for the year ended December 31, 2017. Future revenues will be dependent on our ability to maintain our current leases in effect for the 2017/2018 academic year and our ability to obtain appropriate rental rates and desired occupancy for the 2018/2019 academic year at our various properties.

The increase in operating expenses from our same store properties was primarily due to: (i) an increase in repairs and maintenance expense of approximately $2.0 million related to cleanup and repairs for water intrusion, roofing, and landscaping at the Company’s communities located in Florida and Texas, as a result of hurricanes Harvey and Irma; (ii) an increase in property taxes and related consulting fees due to increased property tax assessments in various markets as well as increases related to 2015 development deliveries caused primarily by the stabilization of property tax assessments in the second year of operations; (iii) additional marketing expenses incurred due to our efforts to achieve our leasing targets; and (iv) other general inflationary factors. We anticipate that operating expenses for our same store property portfolio for 2018 will increase as compared to 2017 as a result of increases in property taxes, insurance and general inflation.

New Property Operations:  Our new properties for the year ended December 31, 2017 are summarized in the table below:

Property	Location	Primary University Served	Beds	Acquisition/Opening Date
Acquisitions:
University Crossings	Charlotte, NC	University of North Carolina	546	August 2016
U Point	Syracuse, NY	Syracuse University	163	October 2016
The Arlie	Arlington, TX	University of Texas at Arlington	598	April 2017
TWELVE at U District	Seattle, WA	University of Washington	384	June 2017
The 515	Eugene, OR	University of Oregon	513	August 2017
State	Fort Collins, CO	Colorado State University	665	August 2017
The James (1)	Madison, WI	University of Wisconsin - Madison	850	September 2017
Bridges @ 11th	Seattle, WA	University of Washington	258	October 2017
Hub U District Seattle (1)	Seattle, WA	University of Washington	248	November 2017
		SUBTOTAL - Acquisitions	4,225
Owned Developments:
Currie Hall	Los Angeles, CA	University of Southern California	456	August 2016
Fairview House	Indianapolis, IN	Butler University	633	August 2016
University Pointe	Louisville, KY	University of Louisville	531	August 2016
U Club on 28th	Boulder, CO	University of Colorado	398	August 2016
U Club Sunnyside	Morgantown, WV	West Virginia University	534	August 2016
The Court at Stadium Centre	Tallahassee, FL	Florida State University	260	August 2016
Merwick Stanworth Phase II	Princeton, NJ	Princeton University	379	September 2016
Tooker House	Tempe, AZ	Arizona State University	1,594	August 2017
Sky View	Flagstaff, AZ	Northern Arizona University	626	August 2017
University Square	Prairie View, TX	Prairie View A&M University	466	August 2017
U Centre on Turner	Columbia, MO	University of Missouri	718	August 2017
U Pointe on Speight	Waco, TX	Baylor University	700	August 2017
21Hundred @ Overton Park	Lubbock, TX	Texas Tech University	1,204	August 2017
Suites at 3rd	Champaign, IL	University of Illinois	251	August 2017
U Club Binghamton Phase II	Binghamton, NY	SUNY Binghamton University	562	August 2017
Callaway House Apartments	Norman, OK	University of Oklahoma	915	August 2017
U Centre on College	Clemson, SC	Clemson University	418	August 2017
		SUBTOTAL - Owned Developments	10,645
		Total - New Properties	14,870

(1)
The James and Hub U District Seattle are properties held by a joint venture formed as part of the Core Transaction. Refer to Note 5 in the accompanying Notes to the Consolidated Financial Statements contained in Item 8.

On-Campus Participating Properties (“OCPP”) Operations

Same Store OCPP Properties: We had five on-campus participating properties containing 5,086 beds which were operating during each of the years ended December 31, 2017 and 2016. Revenues from these properties increased by $0.5 million, from $33.4 million for the year ended December 31, 2016, to $33.9 million for the year ended December 31, 2017. This increase was primarily due to an increase in average rental rates partially offset by a decrease in average occupancy from 76.6% for the year ended December 31, 2016, to 76.0% for the year ended December 31, 2017. Operating expenses at these properties increased by $1.0 million, from $13.4 million for the year ended December 31, 2016, to $14.4 million for the year ended December 31, 2017, primarily due to (i) an increase in payroll costs due to recently filled staff positions, which were previously vacant; (ii) increased maintenance costs related to the annual turn process; (iii) an increase in utilities expense; and (iv) increases in general and administrative costs. Future revenues will be dependent on our ability to maintain our current leases in effect for the 2017/2018 academic year and our ability to obtain appropriate rental rates and desired occupancy for the 2018/2019 academic year. We anticipate that operating expenses for our On-Campus Participating properties for 2018 will increase slightly as compared to 2017 as a result of general inflation.

Third-Party Development Services Revenue

Third-party development services revenue increased by approximately $6.2 million, from $4.6 million during the year ended December 31, 2016, to $10.8 million for the year ended December 31, 2017.  This increase was due to: (i) the closing of bond financing and commencement of construction of a fourth phase at the University of California, Irvine in the third quarter of 2017, the closing of bond financing and the commencement of construction of the University of Illinois - Chicago project in the fourth quarter of 2017, and the commencement of construction of the University of Arizona Honors College in the fourth quarter of 2017, all of which contributed a total of $6.9 million of revenue during the year ended December 31, 2017; and (ii) the performance of advisory services related to a not-for-profit entity’s purchase of an apartment community for the benefit of Texas A&M University - Corpus Christi, for which the Company earned a $1.4 million fee in 2017. These increases were partially offset by: (i) the closing of bond financing and commencement of construction of two development projects with the Texas A&M University System at their Corpus Christi and San Antonio campuses during the year ended December 31, 2016, both of which contributed $2.3 million of revenue during the year ended December 31, 2016, versus $1.1 million in 2017; and (ii) the performance of various predevelopment activities for the University of Kansas during the year ended December 31, 2016, for which the Company earned a $0.5 million fee. During the year ended December 31, 2017, we had five projects in progress with an average contractual fee of approximately $3.4 million, as compared to the year ended December 31, 2016, in which we had four projects in progress with an average contractual fee of approximately $1.8 million.

Development services revenues are dependent on our ability to successfully be awarded such projects, the amount of the contractual fee related to the project and the timing and completion of the development and construction of the project. In addition, to the extent projects are completed under budget, we may be entitled to a portion of such savings, which are recognized as revenue when performance has been agreed upon by all parties, or when performance has been verified by an independent third-party. It is possible that projects for which we have deferred pre-development costs will not close and that we will not be reimbursed for such costs. The pre-development costs associated therewith will ordinarily be charged against income for the then-current period. We anticipate third-party development services revenue to decrease in 2018 as compared to 2017 due to a decrease in the volume and timing of third-party development projects anticipated to close and commence construction in 2018.

Third-Party Development and Management Services Expenses

Third-party development and management services expenses increased by approximately $0.7 million, from $14.5 million during the year ended December 31, 2016, to $15.2 million for the year ended December 31, 2017. This increase was due to an increase in payroll and other administrative costs related to corporate management and oversight, and general inflation. We anticipate third-party development and management services expenses will increase in 2018 as compared to 2017 for the reasons discussed above.

General and Administrative

General and administrative expenses increased by approximately $8.9 million, from $22.5 million during the year ended December 31, 2016, to $31.4 million for the year ended December 31, 2017.  This increase was primarily due to the following: (i) $4.5 million in contractual executive separation and retirement charges incurred in the first and second quarter 2017 as a result of the retirement of the former Company’s Chief Financial Officer; (ii) $2.9 million of transaction costs incurred in connection with our initial investment in the Core Transaction in August 2017; (iii) increases in travel and related pursuit costs for potential acquisition transactions; (iv) additional expenses incurred in connection with enhancements to our operating systems platform, and (v) other general inflationary factors. We anticipate general and administrative expenses will decrease in 2018 as compared to 2017, as the increase in expenses incurred in connection with enhancements to our operating system platforms, payroll and benefits expense, will be more than offset by nonrecurring expenses incurred in 2017, which include the executive separation and retirement charges with regard to the retirement of the Company’s former Chief Financial Officer and transaction costs in connection with the Company’s initial investment in the Core Transaction.

Depreciation and Amortization

Depreciation and amortization increased by approximately $23.6 million, from $211.4 million during the year ended December 31, 2016, to $235.0 million for the year ended December 31, 2017.  This increase was primarily due to the following: (i) a $16.3 million increase related to the completion of construction and opening of seven owned development properties in August and September of 2016 and ten owned development properties in August 2017; (ii) a $12.1 million increase due to property acquisition activity during 2016 and 2017; (iii) a $7.9 million increase in depreciation expense at our same store properties due to capital improvement projects at various properties; and (iv) a $0.4 million increase in depreciation of corporate assets. These increases were partially offset by a $13.3 million decrease in depreciation and amortization expense related to properties sold in 2016 and 2017. We anticipate depreciation and amortization expense to increase in 2018 as compared to 2017 due to the completion of owned development projects in Fall 2017 and Fall 2018, as well as acquisitions in 2017, offset by property dispositions completed during 2017 and 2018.

Ground/Facility Leases

Ground/facility leases expense increased by approximately $1.0 million, from $9.2 million during the year ended December 31, 2016, to $10.2 million for the year ended December 31, 2017. This increase was primarily due to ACE development projects that completed construction and opened for operations in Fall 2016 and Fall 2017. We anticipate ground/facility leases expense to increase in 2018 as compared to 2017, primarily as a result of the timing of new ACE projects being placed into service.

Provision for Real Estate Impairment

During the year ended December 31, 2017, we recorded an impairment loss of approximately $15.3 million for one owned property currently in receivership that is in the process of being transferred to the lender in settlement of the property’s $27.4 million mortgage loan that matured in August 2017. During year ended December 31, 2016, we recorded an impairment loss of approximately $4.9 million related to an owned property that was classified as held for sale as of December 31, 2016 and subsequently sold in April 2017. Refer to Note 6 in the accompanying Notes to Consolidated Financial Statements contained in Item 8 for a detailed discussion of our property dispositions.

Interest Income

Interest income decreased by approximately $0.6 million, from $5.5 million during the year ended December 31, 2016, to $4.9 million for the year ended December 31, 2017. This decrease is primarily due to additional interest earned during 2016 on cash proceeds from our February 2016 equity offering. We expect interest income to remain relatively consistent with 2017 levels in 2018.

Interest Expense

Interest expense decreased by approximately $7.6 million, from $78.7 million during the year ended December 31, 2016, to $71.1 million for the year ended December 31, 2017. Interest expense decreased as a result of the following: (i) a decrease of approximately $7.9 million related to the disposition of properties with outstanding mortgage debt during 2016; (ii) a $4.3 million decrease related to the pay-off of mortgage loans during 2017 and 2016; (iii) a decrease of approximately $4.1 million due to the pay-off of $450 million of outstanding term loan debt in 2016; (iv) a $3.6 million increase in capitalized interest due to the timing and volume of construction activities on our owned development projects during the comparable twelve month periods; and (v) a decrease of $0.7 million related to lower outstanding balances on our mortgage debt due to continued scheduled principal payments. These decreases were partially offset by (i) a $4.6 million increase in interest related to closings of a new $300 million term loan in September 2017 and a new $200 million term loan in June 2017; (ii) a $3.8 million increase in interest expense related to increased borrowings on our revolving credit facility; (iii) a $3.3 million increase in interest expense related to our $400 million offering of unsecured notes in October 2017; and (iv) a $1.2 million increase in accrued default interest on one of our properties that is currently in receivership and is in the process of being transferred to the lender in settlement of the property’s $27.4 million mortgage loan that matured in August 2017.

We anticipate interest expense will increase in 2018 as compared to 2017 due to increased interest rates on a higher average outstanding balance under the Company’s revolving credit facility throughout 2018, an increase related to the closing of $500 million in term loans in 2017, additional interest incurred from the $400 million offering of unsecured notes in October 2017, and additional interest incurred from any offerings of unsecured notes anticipated during 2018. These increases will be offset by the expected pay-off of outstanding mortgage and term loan debt scheduled to mature in 2018.

Amortization of Deferred Financing Costs

Amortization of deferred financing costs decreased by approximately $1.9 million, from $6.5 million during the year ended December 31, 2016, to $4.6 million for the year ended December 31, 2017. This decrease was primarily due to the following: (i) $1.1 million of accelerated amortization related to the early pay-off of our $250 million term loan in February 2016; (ii) $0.7 million related to the pay-off of $200 million of our $350 million term loan in November 2016; and (iii) $0.3 million related to properties with mortgage debt sold in 2016. We anticipate amortization of deferred finance costs will increase in 2018 due to increases related to closings of a new $300 million term loan in September 2017 and a new $200 million term loan in June 2017, the $400 million offering of unsecured notes in October 2017, and offerings of unsecured notes anticipated during 2018.

(Loss) Gain from Disposition of Real Estate

During the year ended December 31, 2017, we sold one owned property containing 657 beds, resulting in a net loss from disposition of real estate of approximately $0.6 million. During the year ended December 31, 2016, we sold 21 owned properties containing 13,407 beds, resulting in a net gain from disposition of real estate of approximately $21.2 million. Refer to Note 6 in the accompanying Notes to Consolidated Financial Statements contained in Item 8 for additional details regarding our recent disposition transactions.

Loss from Early Extinguishment of Debt

During the year ended December 31, 2016, we incurred approximately $12.8 million of losses associated with the early pay-off of mortgage loans in connection with the sale of nine owned properties.

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

	Year Ended December 31,
	2016	2015	Change ($)	Change (%)
Revenues:
Owned properties	$735,392	$704,909	$30,483	4.3%
On-campus participating properties	33,433	31,586	1,847	5.8%
Third-party development services	4,606	4,964	(358)	(7.2)%
Third-party management services	9,724	8,813	911	10.3%
Resident services	3,206	3,109	97	3.1%
Total revenues	786,361	753,381	32,980	4.4%

Operating expenses:
Owned properties	337,296	331,836	5,460	1.6%
On-campus participating properties	13,447	12,437	1,010	8.1%
Third-party development and management services	14,533	14,346	187	1.3%
General and administrative	22,493	20,838	1,655	7.9%
Depreciation and amortization	211,387	208,788	2,599	1.2%
Ground/facility leases	9,167	8,232	935	11.4%
Provision for real estate impairment	4,895	—	4,895	100.0%
Total operating expenses	613,218	596,477	16,741	2.8%

Operating income	173,143	156,904	16,239	10.3%

Nonoperating income and (expenses):
Interest income	5,481	4,421	1,060	24.0%
Interest expense	(78,687)	(87,789)	9,102	(10.4)%
Amortization of deferred financing costs	(6,520)	(5,550)	(970)	17.5%
Gain from disposition of real estate	21,197	52,699	(31,502)	(59.8)%
Loss from early extinguishment of debt	(12,841)	(1,770)	(11,071)	625.5%
Other nonoperating income	—	388	(388)	(100.0)%
Total nonoperating expenses	(71,370)	(37,601)	(33,769)	89.8%

Income before income taxes	101,773	119,303	(17,530)	(14.7)%
Income tax provision	(1,150)	(1,242)	92	(7.4)%
Net income	100,623	118,061	(17,438)	(14.8)%

Net income attributable to noncontrolling interests	(1,562)	(2,070)	508	(24.5)%
Net income attributable to ACC, Inc. and Subsidiaries common stockholders	$99,061	$115,991	$(16,930)	(14.6)%

Same Store and New Property Operations

Refer to the results of operations discussion for the years ended December 31, 2017 and 2016 for detailed definitions of same store revenues and operating expenses.

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

(3)
Includes 21 owned properties that were sold during the year ended December 31, 2016, along with one property that was classified as held for sale as of December 31, 2016. One of the properties sold consists of two phases which are counted separately in the property portfolio numbers above. Refer to Note 6 in the accompanying Notes to Consolidated Financial Statements contained in Item 1 for a more detailed discussion of our recent disposition activity.

(4)	Includes the 22 owned properties, noted above, that were sold or held for sale during the year ended December 31, 2016, and 20 owned properties that were sold during the year ended December 31, 2015.

(5)	Includes revenues which are reflected as resident services revenue on the accompanying Consolidated Statements of Comprehensive Income.

Same Store Properties:  The increase in revenue from our same store properties was primarily due to an increase in average rental rates for the 2015/2016 and 2016/2017 academic years. Average occupancy for the year ended December 31, 2016, remained consistent with the year ended December 31, 2015, at 94.8%.

The increase in operating expenses from our same store properties was primarily due to: (i) an increase in general and administrative costs primarily due to an increase in the allocation of payroll and other administrative costs related to corporate management and oversight; (ii) an increase in property taxes due to higher than anticipated property tax assessments in various markets; (iii) an increase in utilities expense as a result of billing adjustments from utility companies and the implementation of a roommate utility billing program at certain properties; and (iv) additional marketing expenses incurred during the fourth quarter 2016 for marketing activities designed to drive leasing velocity for the 2017/2018 academic year.

New Property Operations:  Our new properties for the year ended December 31, 2016, are summarized in the table below:

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

On-Campus Participating Properties (“OCPP”) Operations

Same Store OCPP Properties: We had five on-campus participating properties containing 5,086 beds which were operating during each of the years ended December 31, 2016 and 2015. Revenues from these properties increased by $1.8 million, from $31.6 million for the year ended December 31, 2015 to $33.4 million for the year ended December 31, 2016. This increase was primarily due to an increase in average rental rates partially offset by a decrease in average occupancy from 78.4% for the year ended December 31, 2015, to 76.6% for the year ended December 31, 2016. Operating expenses at these properties increased by $1.0 million, from $12.4 million for the year ended December 31, 2015, as compared to $13.4 million for the year ended December 31, 2016, primarily due to an increase in utilities as compared to the prior year.

Third-Party Development Services Revenue

Third-party development services revenue decreased by approximately $0.4 million, from $5.0 million during the year ended December 31, 2015, to $4.6 million for the year ended December 31, 2016.  This decrease was due to: (i) the closing of bond financing and commencement of construction for the Northeastern Illinois University project in May 2015 and commencement of construction of the Oregon State University - Cascades project in November 2015, both of which contributed a total of $2.5 million of revenue during the year ended December 31, 2015, versus $1.5 million in 2016; and (ii) the completion of construction of the development projects at the University of Toledo, Princeton University and Texas A&M University Corpus Christi, which contributed $2.2 million of revenue in 2015. These decreases were partially offset by the closing of bond financing and commencement of construction of two development projects with the Texas A&M University System at their Corpus Christi and San Antonio campuses during the year ended December 31, 2016.  These two projects contributed approximately $2.3 million in additional revenue in 2016.  In addition, we earned a $0.5 million fee for the performance of various predevelopment activities for the University on Kansas during the year ended December 31, 2016. During the year ended December 31, 2016, we had four projects in progress with an average contractual fee of approximately $1.8 million, as compared to the year ended December 31, 2015, in which we had five projects in progress with an average contractual fee of approximately $2.2 million.

Third-Party Management Services Revenue

Third-party management services revenue increased by approximately $0.9 million, from $8.8 million during the year ended December 31, 2015, to $9.7 million for the year ended December 31, 2016.  This increase was primarily a result of revenue earned from newly awarded management contracts, and the recognition of incentive fees from an existing third-party management contract during the year ended December 31, 2016.

General and Administrative

General and administrative expenses increased by approximately $1.7 million, from $20.8 million during the year ended December 31, 2015, to $22.5 million for the year ended December 31, 2016.  This increase was primarily due to additional expenses incurred in connection with enhancements to our operating system platforms, additional payroll, health care and benefits expense, public company costs and other general inflationary factors.

Depreciation and Amortization

Depreciation and amortization increased by approximately $2.6 million, from $208.8 million during the year ended December 31, 2015, to $211.4 million for the year ended December 31, 2016.  This increase was primarily due to the following: (i) a $7.0 million increase related to the completion of construction and opening of four owned development properties in August and September 2015; (ii) a $3.9 million increase related to the completion of construction and opening of seven owned development properties in August and September 2016; (iii) a $3.1 million increase due to property acquisition activity in 2015 and 2016; (iv) a $1.3 million increase due to renovation activities occurring at one of our owned properties during 2015; (v) a $1.2 million increase in depreciation and amortization at our same store properties; and (vi) a $0.3 increase in depreciation of corporate assets. These increases were offset by a decrease in depreciation and amortization expense of approximately $14.1 million related to the sale of 21 properties in 2016 and 20 properties in 2015.

Ground/Facility Leases

Ground/facility leases expense increased by approximately $1.0 million, from $8.2 million during the year ended December 31, 2015, to $9.2 million for the year ended December 31, 2016. This increase was primarily due to ACE development projects that completed construction and opened for operations in Fall 2015 and Fall 2016, as well as an increase in variable lease expense at two other ACE properties as a result of improved rental income.

Provision for Real Estate Impairment

During the year ended December 31, 2016, we recorded a loss of approximately $4.9 million related to an impairment charge recognized for an owned property classified as held for sale as of December 31, 2016. Refer to Note 6 in the accompanying Notes to Consolidated Financial Statements contained in Item 8 for a detailed discussion of our property dispositions.
Interest Income

Interest income increased by approximately $1.1 million, from $4.4 million during the year ended December 31, 2015, to $5.5 million for the year ended December 31, 2016. This increase is primarily due to interest earned on cash proceeds from our February 2016 equity offering.

Interest Expense

Interest expense decreased by approximately $9.1 million, from $87.8 million during the year ended December 31, 2015, to $78.7 million for the year ended December 31, 2016. Interest expense decreased as a result of the following: (i) a decrease of $5.0 million related to the pay-off of mortgage loans during 2015 and 2016; (ii) a decrease of approximately $5.3 million due to the pay-off of $450 million of outstanding term loan debt during 2016; (iii) a decrease of approximately $5.1 million related to the disposition of properties with outstanding mortgage debt during 2015 and 2016;  (iv) an increase of $2.6 million in capitalized interest due to the timing and volume of construction activities on our owned development projects during the comparable twelve month periods; (v) a decrease of $1.9 million related to interest paid on our revolving credit facility; and (vi) a decrease of $0.7 million related to lower outstanding balances on our mortgage debt due to continued scheduled principal payments.  These decreases were mostly offset by the following (i) an increase of approximately $10.0 million related to our September 2015 $400 million offering of senior unsecured notes; and (ii) approximately $1.4 million of additional interest related to loans assumed in connection with 2015 property acquisitions.

Amortization of Deferred Financing Costs

Amortization of deferred financing costs increased by approximately $0.9 million, from $5.6 million during the year ended December 31, 2015, to $6.5 million for the year ended December 31, 2016. This increase was primarily due to $1.1 million of accelerated amortization related to the early pay-off of our $250 million term loan in February 2016.

Gain from Disposition of Real Estate

During the year ended December 31, 2016, we sold 21 owned properties containing 13,407 beds, resulting in a net gain from disposition of real estate of approximately $21.2 million. During the year ended December 31, 2015, we sold 20 owned properties containing 12,297 beds, resulting in a net gain from disposition of real estate of approximately $52.7 million. Refer to Note 6 in the accompanying Notes to Consolidated Financial Statements contained in Item 8 for additional details regarding our recent disposition transactions.

Loss from Early Extinguishment of Debt

During the year ended December 31, 2016, we incurred approximately $12.8 million of losses associated with the early pay-off of mortgage loans in connection with the sale of nine owned properties. During the year ended December 31, 2015, we incurred approximately $1.8 million of losses associated with the early pay-off of mortgage loans in connection with the sale of four owned properties.

Liquidity and Capital Resources

Cash Balances and Cash Flows

As of December 31, 2017, excluding our on-campus participating properties, we had $49.9 million in cash and cash equivalents and restricted cash as compared to $32.3 million in cash and cash equivalents and restricted cash as of December 31, 2016.  Restricted cash primarily consists of escrow accounts held by lenders and resident security deposits, as required by law in certain states, and funds held in escrow in connection with potential acquisition and development opportunities.  The following discussion relates to changes in cash due to operating, investing and financing activities, which are presented in our consolidated statements of cash flows included in Item 8 herein.

Operating Activities: For the year ended December 31, 2017, net cash provided by operating activities was approximately $320.0 million, as compared to approximately $308.1 million for the year ended December 31, 2016, an increase of approximately $11.9 million.  This increase in cash flows was due to operating cash flows provided by the completion of construction and opening of ten owned development properties in third quarter of 2017, and the completion of seven owned development projects in the third quarter of 2016, as well as property acquisitions in 2016 and 2017. The increase was partially offset by the timing of collections of our student accounts receivable as well as a decrease in operating cash flows related to properties disposed of during 2016 and 2017.

Investing Activities:  Investing activities utilized approximately $977.8 million and $31.6 million for the years ended December 31, 2017 and 2016, respectively.  The $946.2 million increase in cash utilized in investing activities was primarily a result of the following: (i) a $547.0 million decrease in proceeds from the disposition of owned properties, as we sold 21 properties during the year ended December 31, 2016, as compared to the sale of one property during the year ended December 31, 2017; (ii) a $263.9 million increase in cash paid for property acquisitions during the year ended December 31, 2017; (iii) a $110.7 million increase in cash used to fund the construction of our owned development properties, related to the timing of construction commencement and completion of our owned development pipeline; (iv) a $21.1 million increase in cash used to fund capital expenditures at our owned properties; and (v) an $8.0 million increase in cash paid to acquire undeveloped land parcels in 2017.

Financing Activities: Cash provided by financing activities totaled approximately $676.9 million for the year ended December 31, 2017, and cash utilized in financing activities totaled approximately $271.1 million during the year ended December 31, 2016.  The $948.0 million increase in cash provided by financing activities was primarily a result of the following: (i) a $950.0 million net increase in proceeds from unsecured term loans; (ii) $399.6 million in proceeds from the offering of unsecured notes in October 2017; (iii) a $250.8 million decrease in cash used to pay off mortgage debt, including defeasance costs, during the year ended December 31, 2017; (iv) an increase of $35.7 million in proceeds from construction loans; and (v) $11.8 million in contributions from noncontrolling interests during the year ended December 31, 2017. These increases were partially offset by the following: (i) a $594.6 million decrease in net proceeds from the sale of common stock, related to our equity offering in February 2016 as compared to the issuance of common stock under our ATM Equity Program in 2017; (ii) a $75.1 million increase in distributions to noncontrolling partners due to the Company’s initial investment in joint ventures; (iii) a $17.8 million increase in distributions to common and restricted stockholders; and (iv) an $11.2 million increase in payments of debt issuance costs due to the amendment of our revolving credit agreement in January 2017 and additional term loans in June and September 2017.

Liquidity Needs, Sources and Uses of Capital

As of December 31, 2017, our short-term liquidity needs included, but were not limited to, the following: (i) the pay-off of a $300 million term loan due to mature in September 2018; (ii) anticipated distribution payments to our common and restricted stockholders totaling approximately $241.5 million based on an assumed annual cash distribution of $1.76 per share and based on the number of our shares outstanding as of December 31, 2017; (iii) anticipated distribution payments to our Operating Partnership unitholders totaling approximately $1.9 million based on an assumed annual distribution of $1.76 per common unit and a cumulative preferential per annum cash distribution rate of 5.99% on our Preferred OP Units based on the number of units outstanding as of December 31, 2017; (iv) the pay-off of approximately $133.3 million of outstanding fixed rate mortgage debt scheduled to mature during the next 12 months as well as approximately $12.4 million of scheduled debt principal payments; (v) estimated development costs over the next 12 months totaling approximately $308.2 million for our owned properties currently under construction; (vi) a $42.2 million obligation to purchase a property subject to a presale arrangement (see Note 16 in the accompanying Notes to Consolidated Financial Statements contained in Item 8); (vii) an obligation to increase our investment in two joint ventures (the “Core Joint Ventures”), resulting in a funding commitment of approximately $130.6 million (see Note 5 and Note 16 in the accompanying Notes to Consolidated Financial Statements contained in Item 8); (viii) funds for other development projects scheduled to commence construction during the next 12 months; and (ix) potential future property or land acquisitions, including mezzanine financed developments.

We expect to meet our short-term liquidity requirements by (i) borrowing under our existing revolving credit facility; (ii) accessing the unsecured bond market; (iii) exercising debt extension options to the extent they are available; (iv) issuing securities, including common stock, under our ATM Equity Program discussed more fully in Note 11 in the accompanying Notes to Consolidated Financial Statements contained in Item 8, or otherwise; (v) potentially disposing of properties and/or entering into joint venture arrangements, depending on market conditions; and (vi) utilizing current cash on hand and net cash provided by operations. Our ability to obtain additional financing will depend on a variety of factors such as market conditions, the general availability of credit, the overall availability of credit to the real estate industry, our credit ratings and credit capacity, as well as the perception of lenders regarding our long or short-term financial prospects.

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

In May 2017, the lender of the non-recourse mortgage loan secured by Blanton Common, an owned property located near Valdosta State University which was acquired as part of the GMH student housing transaction in 2008, sent a formal notice of default and initiated foreclosure proceedings. The property generated insufficient cash flow to cover the debt service on the $27.4 million mortgage loan that matured in August 2017. As of December 31, 2017, the underlying property was in receivership and the Company was cooperating with the lender to allow for a consensual foreclosure process upon which the property will be surrendered to the lender in satisfaction of the mortgage loan.

In June 2017, the Company entered into a $200 million term loan which will mature in June 2022. The agreement has an accordion feature that allows the Company to expand the amount by up to an additional $100 million, subject to the satisfaction of certain conditions. Borrowing rates under this agreement float at a margin over LIBOR and the margin is priced on a grid that is tied to the Company’s credit rating. Based on the Company’s current Baa2/BBB rating, the LIBOR margin is 110 basis points.

In September 2017, the Company entered into a $300 million term loan which will mature in September 2018, and can be extended for two one-year periods at our option, subject to the satisfaction of certain conditions. The agreement has an accordion feature that allows the Company to expand the amount by up to an additional $100 million, subject to the satisfaction of certain conditions. Borrowing rates under this agreement float at a margin over LIBOR and the margin is priced on a grid that is tied to the Company’s credit rating. Based on the Company’s current Baa2/BBB rating, the LIBOR margin is 110 basis points.
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

Indebtedness

A summary of our consolidated indebtedness as of December 31, 2017 is as follows. Refer to Note 10 in the accompanying Notes to Consolidated Financial Statements contained in Item 8 for a detailed discussion of our indebtedness.

	Amount	% of Total	Weighted Average Rates (1)	Weighted Average Maturities
Secured	$648,688	21.4%	4.8%	5.0 Years
Unsecured	2,377,600	78.6%	3.3%	5.0 Years
Total consolidated debt	$3,026,288	100.0%	3.6%	5.0 Years

Fixed rate debt
Secured
Project-based taxable bonds	$30,575	1.0%	7.6%	6.8 Years
Mortgage	566,333	18.8%	4.6%	5.3 Years
Unsecured
April 2013 Notes	400,000	13.2%	3.8%	5.3 Years
June 2014 Notes	400,000	13.2%	4.1%	6.5 Years
September 2015 Notes	400,000	13.2%	3.4%	2.8 Years
October 2017 Notes	400,000	13.2%	3.6%	9.9 Years
Total - fixed rate debt	2,196,908	72.6%	4.0%	5.9 Years

Variable rate debt:
Secured
Construction	51,780	1.7%	4.4%	0.7 Years
Unsecured
Term loans	650,000	21.5%	2.4%	2.4 Years
Unsecured revolving credit facility	127,600	4.2%	2.7%	4.2 Years
Total - variable rate debt	829,380	27.4%	2.6%	2.6 Years
Total consolidated debt	$3,026,288	100.0%	3.6%	5.0 Years

(1)	Represents stated interest rate and does not include the effect of the amortization of deferred financing costs, debt premiums and discounts, OIDs, and interest rate swap terminations.

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

On January 23, 2018, our Board of Directors declared a distribution of $0.44 per share, which was paid on February 16, 2018, to all common stockholders of record as of February 2, 2018.  At the same time, the Operating Partnership paid an equivalent amount per unit to holders of Common Units, as well as the quarterly cumulative preferential distribution to holders of Series A Preferred Units.

Capital Expenditures

We distinguish between the following five categories of capital expenditures:

Recurring capital expenditures represent additions that are recurring in nature to maintain a property’s income, value, and competitive position within the market.  Recurring capital expenditures typically include, but are not limited to, appliances, furnishings, carpeting and flooring, HVAC equipment and kitchen/bath cabinets.  Maintenance and repair costs incurred throughout the year including those incurred during our annual turn process due to normal wear and tear by residents are expensed as incurred.

Acquisition-related capital expenditures represent additions identified upon acquiring a property and are considered part of the initial investment. These expenditures are intended to position the property to be consistent with our physical standards and are usually incurred within the first two and occasionally the third year after acquisition.

Renovations and strategic repositioning capital expenditures are incurred to enhance the economic value and return of the property and undergo an investment return underwrite prior to being incurred.

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

Capital expenditures at our owned properties are set forth below:

	As of and for the Year Ended December 31,
	2017	2016	2015
Recurring capital expenditures	$18,516	$16,062	$14,101
Acquisition-related	30,435	14,319	4,286
Renovations and strategic repositioning	27,259	16,568	45,534	(1)
Non-recurring and other	6,270	8,763	19,158
Disposition-related (2)	242	5,875	13,753
Total	$82,722	$61,587	$96,832

Average beds (3)	82,021	75,318	70,654
Average recurring capital expenditures per bed	$226	$213	$200

(1)	Includes renovation costs incurred at University Crossings and The Castilian.

(2)
Includes properties sold during 2017, 2016 and 2015. It also includes one property currently in receivership that is in the process of being transferred to the lender in settlement of the property’s $27.4 million mortgage loan that matured in August 2017. Historical capital expenditures for these properties have been reclassified for all periods presented.

(3) Does not include beds related to the disposed properties discussed above.
Contractual Obligations

The following table summarizes our contractual obligations for the next five years and thereafter as of December 31, 2017:

	Total		Less than 1 Year		1 - 3 Years	3 - 5 Years	More than 5 Years
Long-term debt (1)	$2,974,508	(2)	$445,743	(2)	$468,082	$742,185	$1,318,498
Interest on long-term debt	546,548	(3)	105,296	(3)	184,301	123,374	133,577
Development projects (4)	402,943		308,158		94,785	—	—
Ground/facility lease obligations (5)	413,736		7,122		17,032	17,546	372,036
Operating lease obligations (6)	5,479		1,446		2,846	826	361
Presale development projects (7)	42,200		42,200		—	—	—
Joint venture agreements (8)	284,620		130,621		153,999	—	—
	$4,670,034		$1,040,586		$921,045	$883,931	$1,824,472

(1)
Amounts include aggregate principal payments only and assumes we do not exercise extension options available to us on our unsecured credit facility or our unsecured term loans (see Note 10 in the accompanying Notes to Consolidated Financial Statements contained in Item 8).

(2)
Amounts exclude $51.8 million in constructions loans associated with presale developments and joint ventures. These loans are an obligation of the third-party developer and will be paid off with proceeds from the Company’s investment in the properties, and are included in presale development projects and joint venture agreements in the table above (see Note 5 and 16 in the accompanying Notes to Consolidated Financial Statements contained in Item 8).

(3)	Amount includes $1.6 million of interest due on $51.8 million of construction loan debt outstanding as of December 31, 2017 discussed above.

(4)
Consists of anticipated cash payments, including amounts accrued as of December 31, 2017, related to nine owned development projects under construction as of December 31, 2017, which will be funded entirely by us and are scheduled to be completed between August 2018 and August 2019.  We have entered into contracts with general contractors for certain phases of the construction of these projects.  However, these contracts do not generally cover all of the costs that are necessary to place these properties into service, including the cost of furniture and marketing and leasing costs.  The unfunded commitments presented include all such costs, not only those costs that we are obligated to fund under the construction contracts.

(5)
Includes minimum annual lease payments under ground/facility lease agreements entered into with university systems and other third parties. Refer to Note 15 in the accompanying Notes to Consolidated Financial Statements contained in Item 8 for a more detailed discussion of our ground/facility leases.

(6)	Includes operating leases related to corporate office space and equipment (see Note 15 in the accompanying Notes to Consolidated Financial Statements contained in Item 8).

(7)
Includes the contractual purchase price and the cost of elected upgrades, net of $0.4 million in earnest money funded in December 2016, for a presale development project which Company is obligated to purchase as long as certain construction completion deadlines and other closing conditions are met (see Note 5 and Note 16 in the accompanying Notes to Consolidated Financial Statements contained in Item 8).

(8)	Includes the additional investments in joint ventures that were part of the Core Transaction. See Note 5 and Note 16 in the accompanying Notes to Consolidated Financial Statements contained in Item 8.

Funds From Operations (“FFO”)

The National Association of Real Estate Investment Trusts (“NAREIT”) currently defines FFO as net income or loss attributable to common shares computed in accordance with generally accepted accounting principles (“GAAP”), excluding gains or losses from depreciable operating property sales, impairment charges and real estate depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.  We present FFO because we consider it an important supplemental measure of our operating performance and believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of REITs, many of which present FFO when reporting their results.  FFO excludes GAAP historical cost depreciation and amortization of real estate and related assets, which assumes that the value of real estate diminishes ratably over time.  Historically, however, real estate values have risen or fallen with market conditions.  We therefore believe that FFO provides a performance measure that, when compared year over year, reflects the impact to operations from trends in occupancy rates, rental rates, operating costs, and interest costs, among other items, providing perspective not immediately apparent from net income.  We compute FFO in accordance with standards established by the Board of Governors of NAREIT in its March 1995 White Paper (and as subsequently amended), which may differ from the methodology for calculating FFO utilized by other equity REITs and, accordingly, may not be comparable to such other REITs.

We also believe it is meaningful to present a measure we refer to as FFO-Modified, or FFOM, which reflects certain adjustments related to the economic performance of our on-campus participating properties, and the elimination of property acquisition costs, contractual executive separation and retirement charges and other non-cash items, as we determine in good faith.  Under our participating ground leases, we and the participating university systems each receive 50% of the properties’ net cash available for distribution after payment of operating expenses, debt service (which includes significant amounts towards repayment of principal) and capital expenditures.  A substantial portion of our revenues attributable to these properties is reflective of cash that is required to be used for capital expenditures and for the amortization of applicable property indebtedness. These amounts do not increase our economic interest in these properties or otherwise benefit us since our interest in the properties terminates upon the repayment of the applicable property indebtedness.  Therefore, unlike the ownership of our owned properties, the unique features of our ownership interest in our on-campus participating properties cause the value of these properties to diminish over time.   For example, since the ground/facility leases under which we operate the participating properties require the reinvestment from operations of specified amounts for capital expenditures and for the repayment of debt while our interest in these properties terminates upon the repayment of the debt, such capital expenditures do not increase the value of the property to us and mortgage debt amortization only increases the equity of the ground lessor. Accordingly, we believe it is meaningful to modify FFO to exclude the operations of our on-campus participating properties and to consider their impact on our performance by including only that portion of our revenues from those properties that are reflective of our share of net cash flow and the management fees that we receive, both of which increase and decrease with the operating performance of the properties.  This narrower measure of performance measures our profitability for these properties in a manner that is similar to the measure of our profitability from our third-party services business where we similarly incur no initial or ongoing capital investment in a property and derive only consequential benefits from capital expenditures and debt amortization. We believe, however, that this narrower measure of performance is inappropriate in traditional real estate ownership structures where debt amortization and capital expenditures enhance the property owner’s long-term profitability from its investment.

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

The following table presents a reconciliation of our net income attributable to common shareholders to FFO and FFOM:

	Year Ended December 31,
	2017	2016	2015
Net income attributable to ACC, Inc. and Subsidiaries common stockholders	$69,038	$99,061	$115,991
Noncontrolling interests	1,076	1,562	2,070
Loss (gain) from disposition of real estate	632	(21,197)	(52,699)
Elimination of provision for real estate impairment (1)	15,317	4,895	—
Real estate related depreciation and amortization	231,295	208,276	206,019
Funds from operations (“FFO”) attributable to common stockholders and OP unitholders	317,358	292,597	271,381

Elimination of operations of on-campus participating properties:
Net income from on-campus participating properties	(5,133)	(5,194)	(4,236)
Amortization of investment in on-campus participating properties	(7,536)	(7,343)	(7,034)
	304,689	280,060	260,111
Modifications to reflect operational performance of on-campus participating properties:
Our share of net cash flow (2)	2,841	2,964	3,118
Management fees	1,534	1,503	1,424
Contribution from on-campus participating properties	4,375	4,467	4,542

Property acquisition costs (3)	2,855	326	2,836
Contractual executive separation and retirement charges (4)	4,515	—	—
Elimination of loss from early extinguishment of debt (5)	—	12,841	1,770
Funds from operations – modified (“FFOM”) attributable to common stockholders and OP unitholders	$316,434	$297,694	$269,259

FFO per share – diluted	$2.31	$2.23	$2.38

FFOM per share – diluted	$2.31	$2.27	$2.36

Weighted average common shares outstanding - diluted	137,099,084	131,340,992	114,141,997

(1)
Represents an impairment charge recorded for an owned property currently in receivership that is in the process of being transferred to the lender in settlement of the property’s $27.4 million mortgage loan that matured in August 2017, and an impairment charge recorded in the fourth quarter 2016 for The Province - Dayton (a property that was classified as held for sale as of December 31, 2016).

(2)
50% of the properties’ net cash available for distribution after payment of operating expenses, debt service (including repayment of principal) and capital expenditures which is included in ground/facility leases expense in the accompanying Consolidated Statements of Comprehensive Income.

(3)
The year ended December 31, 2017 amount represents transaction costs related to our initial investment in the Core Joint Ventures. Refer to Note 5 in the accompanying Notes to Consolidated Financial Statements contained in Item 8 for a more detailed discussion.

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

The table below provides information about our assets and our liabilities sensitive to changes in interest rates as of December 31, 2017 and 2016:

	December 31, 2017				December 31, 2016
	Amount (in 000s)	Weighted Average Maturity (in years)	Weighted Average Interest Rate	% of Total	Amount (in 000s)	Weighted Average Maturity (in years)	Weighted Average Interest Rate	% of Total
Fixed rate debt	$2,099,371	6.1 Years	4.00%	69.4%	$1,766,590	6.1 Years	4.22%	83.5%
Variable rate debt (1)	829,380	2.6 Years	2.60%	27.4%	99,300	1.2 Years	2.02%	4.7%
Hedged debt (2)	97,537	1.4 Years	3.30%	3.2%	248,584	3.4 Years	2.51%	11.8%
Total consolidated debt	$3,026,288	5.0 Years	3.60%	100.0%	$2,114,474	5.5 Years	3.91%	100.0%

(1)
The balance at December 31, 2017, includes the Company’s unsecured revolving credit facility, unsecured term loans and construction loans associated with four in-process development properties. The balance at December 31, 2016, includes the Company’s unsecured revolving credit facility. See Note 10 in the accompanying Notes to Consolidated Financial Statements contained in Item 8 for further discussion.

(2)
The balance at December 31, 2017, includes mortgage loans which are effectively fixed by the use of interest rate swaps. The balance at December 31, 2016, includes mortgage loans and a $150 million outstanding balance on one of our unsecured term loans which are effectively fixed by the use of interest rate swaps. In January 2017, the interest rate swap on this term loan expired and the term loan became classified as variable rate debt.

For fixed rate debt, interest rate changes affect the fair market value but do not impact net income attributable to common shareholders or cash flows.  Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact net income attributable to common shareholders and cash flows, assuming other factors are held constant.  Holding other variables constant (such as debt levels), a one percentage point variance in interest rates (100 basis points) would change the unrealized fair market value of the fixed rate debt by approximately $273.9 million.  Holding all other variables constant, the net income attributable to common shareholders and cash flow impact on the next year resulting from a one percentage point variance in interest rates on $829.4 million of floating rate debt would be approximately $7.3 million.

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

The following table summarizes the notional amount, carrying value, and estimated fair value of the Company’s derivative instruments used to hedge interest rates as of December 31, 2017:

				Estimated Carrying Value
Hedged Debt Instrument	Notional Amount	Maturity Date	Carrying and Estimated Fair Value of (Liability) Asset	+ 100 Basis Points	- 100 Basis Points
Cullen Oaks mortgage loan	$13,698	February 15, 2021	$(95)	$280	$(485)
Cullen Oaks mortgage loan	13,839	February 15, 2021	(96)	283	(490)
Park Point mortgage loan	70,000	October 5, 2018	87	557	(389)
Total cash flow hedges	$97,537		$(104)	$1,120	$(1,364)

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

Our management conducted the required assessment of the effectiveness of our internal control over financial reporting as of December 31, 2017.  Based upon this assessment, our management believes that our internal control over financial reporting is effective as of December 31, 2017.  Ernst & Young LLP, an independent registered public accounting firm, has issued an attestation report regarding the effectiveness of our internal control over financial reporting, which is included herein.

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

The Operating Partnership conducted the required assessment of the effectiveness of its internal control over financial reporting as of December 31, 2017.  Based upon this assessment, our management believes that our internal control over financial reporting is effective as of December 31, 2017.  Ernst & Young LLP, an independent registered public accounting firm, has issued an attestation report regarding the effectiveness of the Operating Partnership’s internal control over financial reporting, which is included herein.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Information with respect to this Item 10 is incorporated by reference from our Proxy Statement, which we intend to file on or before March 31, 2018 in connection with the Annual Meeting of Stockholders to be held May 3, 2018.

Item 11.  Executive Compensation

Information with respect to this Item 11 is incorporated by reference from our Proxy Statement, which we intend to file on or before March 31, 2018 in connection with the Annual Meeting of Stockholders to be held May 3, 2018.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information pertaining to security ownership of management and certain beneficial owners of the Company’s common stock with respect to this Item 12 is incorporated by reference from our Proxy Statement, which we intend to file on or before March 31, 2018 in connection with the Annual Meeting of Stockholders to be held May 3, 2018, to the extent not set forth below.

The Company maintains the American Campus Communities, Inc. 2010 Incentive Award Plan (the “2010 Plan”), as discussed in more detail in Note 12 in the accompanying Notes to Consolidated Financial Statements in Item 8.

As of December 31, 2017, the total units and shares issued under the 2010 Plan were as follows:

	# of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	# of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders	910,648	(1)	n/a	468,022
Equity Compensation Plans Not Approved by Security Holders	n/a		n/a	n/a

(1)	Consists of restricted stock awards granted to executive officers and certain employees and common units of limited partnership interest in the Operating Partnership.

Item 13.  Certain Relationships, Related Transactions and Director Independence

Information with respect to this Item 13 is incorporated by reference from our Proxy Statement, which we intend to file on or before March 31, 2018 in connection with the Annual Meeting of Stockholders to be held May 3, 2018.

Item 14.  Principal Accountant Fees and Services

Information with respect to this Item 14 is incorporated by reference from our Proxy Statement, which we intend to file on or before March 31, 2018 in connection with the Annual Meeting of Stockholders to be held May 3, 2018.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)  Financial Statements

The following consolidated financial information is included as a separate section of this Annual Report on Form 10-K:

Page No.
Report of Independent Registered Public Accounting Firm (American Campus Communities, Inc.)	F-1
Report of Independent Registered Public Accounting Firm (American Campus Communities Operating Partnership, L.P.)	F-2
Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting (American Campus Communities, Inc.)	F-3
Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting (American Campus Communities Operating Partnership, L.P.)	F-4
Consolidated Financial Statements of American Campus Communities, Inc. and Subsidiaries
Consolidated Balance Sheets as of Balance, December 31, 2017 and 2016	F-5
Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, 2016 and 2015	F-6
Consolidated Statements of Changes in Equity for the years ended December 31, 2017, 2016 and 2015	F-7
Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015	F-8
Consolidated Financial Statements of American Campus Communities Operating Partnership, L.P. and Subsidiaries
Consolidated Balance Sheets as of Balance, December 31, 2017 and 2016	F-10
Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, 2016 and 2015	F-11
Consolidated Statements of Changes in Capital for the years ended December 31, 2017, 2016 and 2015	F-12
Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015	F-13
Notes to Consolidated Financial Statements of American Campus Communities, Inc. and Subsidiaries and American Campus Communities Operating Partnership, L.P. and Subsidiaries	F-14

(b)  Exhibits

Exhibit Number	Description of Document

3.1
Articles of Amendment and Restatement of American Campus Communities, Inc.  Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-11 (Registration No. 333-114813) of American Campus Communities, Inc.

3.2
American Campus Communities, Inc. Articles Supplementary. Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) and American Campus Communities Operating Partnership LP (File No. 333-181102-01) filed on March 6, 2017.

3.3	Bylaws of American Campus Communities, Inc. Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-11 (Registration No. 333-114813) of American Campus Communities, Inc.

3.4
Amendment to Bylaws of American Campus Communities, Inc. Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) and American Campus Communities Operating Partnership LP (File No. 333-181102-01) filed on February 24, 2014.

3.5
Second Amendment to the Bylaws of American Campus Communities, Inc. Incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) and American Campus Communities Operating Partnership LP (File No. 333-181102-01) filed on March 6, 2017.

3.6
Third Amendment to the Bylaws of American Campus Communities, Inc. Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) and American Campus Communities Operating Partnership LP (File No. 333-181102-01) filed on April 21, 2017.

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

4.7
American Campus Communities Operating Partnership LP 3.635% Senior Notes due 2027. Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) and American Campus Communities Operating Partnership LP (File No. 333-181102-01) filed on October 11, 2017.

4.8
Form of Guarantee of American Campus Communities, Inc. of Senior Debt Securities. Incorporated by reference to Exhibit 4.4 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) and American Campus Communities Operating Partnership LP (File No. 333-181102-01) filed on April 3, 2013.

4.9
Form of Registration Rights and Lock-Up Agreement, dated as of March 1, 2006, between American Campus Communities, Inc. and each of the persons who are signatory thereto. Incorporated by reference to Exhibit 99.3 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) filed on March 7, 2006.

4.10
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

4.11
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

10.26
Second Amendment to Employment Agreement, dated as of January 10, 2017, between American Campus Communities, Inc. and Daniel B. Perry. Incorporated by reference to Exhibit 99.4 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) and American Campus Communities Operating Partnership LP (File No. 333-181102-01) filed on January 10, 2017.

10.27	Employment Agreement, dated as of October 16, 2013, between American Campus Communities, Inc. and Jennifer Beese.

10.28	First Amendment to Employment Agreement, dated as of January 10, 2017, between American Campus Communities, Inc. and Jennifer Beese.

10.29
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

Dated:	March 1, 2018

AMERICAN CAMPUS COMMUNITIES, INC.

By:	/s/ William C. Bayless, Jr.

William C. Bayless, Jr. Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	March 1, 2018

AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P.
By: American Campus Communities Holdings, LLC, its general partner By: American Campus Communities, Inc., its sole member

By:	/s/ William C. Bayless, Jr.

William C. Bayless, Jr. Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ William C. Bayless, Jr.	Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2018
William C. Bayless, Jr.

/s/ Daniel B. Perry	Executive Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer)	March 1, 2018
Daniel B. Perry

/s/ Kim K. Voss	Executive Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 1, 2018
Kim K. Voss

/s/ Edward Lowenthal	Chairman of the Board of Directors	March 1, 2018
Edward Lowenthal

/s/ William Blakeley Chandlee III	Director	March 1, 2018
William Blakeley Chandlee III

/s/ G. Steven Dawson	Director	March 1, 2018
G. Steven Dawson

/s/ Cydney C. Donnell	Director	March 1, 2018
Cydney Donnell

/s/ Oliver Luck	Director	March 1, 2018
Oliver Luck

/s/ C. Patrick Oles, Jr.	Director	March 1, 2018
C. Patrick Oles, Jr.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of American Campus Communities, Inc. and Subsidiaries

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of American Campus Communities, Inc. and Subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 1, 2018 expressed an unqualified opinion thereon.

Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2004.
Austin, Texas
March 1, 2018

Report of Independent Registered Public Accounting Firm

To the Partners of American Campus Communities Operating Partnership, L.P. and Subsidiaries

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of American Campus Communities Operating Partnership, L.P. and Subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of comprehensive income, changes in capital, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 1, 2018 expressed an unqualified opinion thereon.

Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2012.
Austin, Texas
March 1, 2018

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of American Campus Communities, Inc. and Subsidiaries

Opinion on Internal Control over Financial Reporting
We have audited American Campus Communities, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, American Campus Communities, Inc. and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and our report dated March 1, 2018 expressed an unqualified opinion thereon.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP
Austin, Texas
March 1, 2018

Report of Independent Registered Public Accounting Firm

To the Partners of American Campus Communities Operating Partnership, L.P. and Subsidiaries

Opinion on Internal Control over Financial Reporting
We have audited American Campus Communities Operating Partnership, L.P. and Subsidiaries’ internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, American Campus Communities Operating Partnership, L.P. and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of comprehensive income, changes in capital, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and our report dated March 1, 2018 expressed an unqualified opinion thereon.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP
Austin, Texas
March 1, 2018

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31, 2017	December 31, 2016
Assets

Investments in real estate:
Owned properties, net	$6,450,364	$5,427,014
Owned properties held for sale	—	25,350
On-campus participating properties, net	81,804	85,797
Investments in real estate, net	6,532,168	5,538,161

Cash and cash equivalents	41,182	22,140
Restricted cash	23,590	24,817
Student contracts receivable, net	9,170	8,428
Other assets	291,260	272,367

Total assets	$6,897,370	$5,865,913

Liabilities and equity

Liabilities:
Secured mortgage, construction and bond debt, net	$664,020	$688,195
Unsecured notes, net	1,585,855	1,188,737
Unsecured term loans, net	647,044	149,065
Unsecured revolving credit facility	127,600	99,300
Accounts payable and accrued expenses	53,741	76,614
Other liabilities	187,983	158,437
Total liabilities	3,266,243	2,360,348

Commitments and contingencies (Note 16)

Redeemable noncontrolling interests	132,169	55,078

Equity:
American Campus Communities, Inc. and Subsidiaries stockholders’ equity:
Common stock, $0.01 par value, 800,000,000 shares authorized, 136,362,728 and 132,225,488 shares issued and outstanding at December 31, 2017 and December 31, 2016, respectively	1,364	1,322
Additional paid in capital	4,326,910	4,118,842
Common stock held in rabbi trust, 63,778 and 20,181 shares at December 31, 2017 and December 31, 2016, respectively	(2,944)	(975)
Accumulated earnings and dividends	(837,644)	(670,137)
Accumulated other comprehensive loss	(2,701)	(4,067)
Total American Campus Communities, Inc. and Subsidiaries stockholders’ equity	3,484,985	3,444,985
Noncontrolling interests – partially owned properties	13,973	5,502
Total equity	3,498,958	3,450,487

Total liabilities and equity	$6,897,370	$5,865,913

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except share and per share data)

	Year Ended December 31,
	2017	2016	2015
Revenues:
Owned properties	$738,710	$735,392	$704,909
On-campus participating properties	33,945	33,433	31,586
Third-party development services	10,761	4,606	4,964
Third-party management services	9,832	9,724	8,813
Resident services	3,199	3,206	3,109
Total revenues	796,447	786,361	753,381

Operating expenses:
Owned properties	332,429	337,296	331,836
On-campus participating properties	14,384	13,447	12,437
Third-party development and management services	15,225	14,533	14,346
General and administrative	31,386	22,493	20,838
Depreciation and amortization	234,955	211,387	208,788
Ground/facility leases	10,213	9,167	8,232
Provision for real estate impairment	15,317	4,895	—
Total operating expenses	653,909	613,218	596,477

Operating income	142,538	173,143	156,904

Nonoperating income and (expenses):
Interest income	4,945	5,481	4,421
Interest expense	(71,122)	(78,687)	(87,789)
Amortization of deferred financing costs	(4,619)	(6,520)	(5,550)
(Loss) gain from disposition of real estate	(632)	21,197	52,699
Loss from early extinguishment of debt	—	(12,841)	(1,770)
Other nonoperating income	—	—	388
Total nonoperating expenses	(71,428)	(71,370)	(37,601)

Income before income taxes	71,110	101,773	119,303
Income tax provision	(989)	(1,150)	(1,242)
Net income	70,121	100,623	118,061
Net income attributable to noncontrolling interests	(1,083)	(1,562)	(2,070)
Net income attributable to ACC, Inc. and Subsidiaries common stockholders	$69,038	$99,061	$115,991
Other comprehensive income
Change in fair value of interest rate swaps and other	1,366	1,763	464
Comprehensive income	$70,404	$100,824	$116,455
Net income per share attributable to ACC, Inc. and Subsidiaries common stockholders
Basic	$0.50	$0.76	$1.03
Diluted	$0.50	$0.75	$1.02
Weighted-average common shares outstanding:
Basic	135,141,423	129,228,748	111,987,361
Diluted	136,002,385	130,018,729	114,032,222

Distributions declared per common share	$1.74	$1.66	$1.58

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands, except share data)

	Common Shares	Par Value of Common Shares	Additional Paid in Capital	Common Shares Held in Rabbi Trust	Common Shares Held in Rabbi Trust at Cost	Accumulated Earnings and Dividends	Accumulated Other Comprehensive Loss	Noncontrolling Interests - Partially Owned Properties	Total
Equity, December 31, 2014	107,175,236	$1,072	$3,102,540	—	$—	$(487,986)	$(6,072)	$5,729	$2,615,283
Adjustments to reflect redeemable noncontrolling interests at fair value	—	—	4,462	—	—	—	—	—	4,462
Amortization of restricted stock awards	—	—	7,505	—	—	—	—	—	7,505
Vesting of restricted stock awards and restricted stock units	122,502	1	(1,743)	10,155	(403)	—	—	—	(2,145)
Distributions to common and restricted stockholders	—	—	—	—	—	(178,506)	—	—	(178,506)
Distributions to noncontrolling interests - partially owned properties	—	—	—	—	—	—	—	(635)	(635)
Increase in ownership of consolidated subsidiary	—	—	435	—	—	—	—	(1,500)	(1,065)
Contributions by noncontrolling interests	—	—	—	—	—	—	—	7,255	7,255
Conversion of common and preferred operating partnership units to common stock	119,474	2	3,034	—	—	—	—	—	3,036
Redemption of common units for cash	—	—	(3,061)	—	—	—	—	—	(3,061)
Net proceeds from sale of common stock	4,933,665	49	212,634	—	—	—	—	—	212,683
Change in fair value of interest rate swaps and other	—	—	—	—	—	—	(170)	—	(170)
Amortization of interest rate swap terminations	—	—	—	—	—	—	412	—	412
Net income	—	—	—	—	—	115,991	—	612	116,603
Equity, December 31, 2015	112,350,877	1,124	3,325,806	10,155	(403)	(550,501)	(5,830)	11,461	2,781,657
Adjustments to reflect redeemable noncontrolling interests at fair value	—	—	(7,937)	—	—	—	—	—	(7,937)
Amortization of restricted stock awards	—	—	9,316	—	—	—	—	—	9,316
Vesting of restricted stock awards and restricted stock units	132,850	1	(1,679)	10,026	(572)	—	—	—	(2,250)
Distributions to common and restricted stockholders	—	—	—	—	—	(218,697)	—	—	(218,697)
Distributions to noncontrolling interests - partially owned properties	—	—	—	—	—	—	—	(376)	(376)
Increase in ownership of consolidated subsidiary	—	—	—	—	—	—	—	(7,311)	(7,311)
Contributions by noncontrolling interests	—	—	—	—	—	—	—	1,272	1,272
Conversion of common and preferred operating partnership units to common stock	312,761	3	11,289	—	—	—	—	—	11,292
Net proceeds from sale of common stock	19,429,000	194	782,047	—	—	—	—	—	782,241
Change in fair value of interest rate swaps and other	—	—	—	—	—	—	1,350	—	1,350
Amortization of interest rate swap terminations	—	—	—	—	—	—	413	—	413
Net income	—	—	—	—	—	99,061	—	456	99,517
Equity, December 31, 2016	132,225,488	1,322	4,118,842	20,181	(975)	(670,137)	(4,067)	5,502	3,450,487
Adjustments to reflect redeemable noncontrolling interests at fair value	—	—	9,172	—	—	—	—	—	9,172
Amortization of restricted stock awards	—	—	13,094	—	—	—	—	—	13,094
Vesting of restricted stock awards and restricted stock units	165,884	2	(2,193)	43,597	(1,969)	—	—	—	(4,160)
Distributions to common and restricted stockholders	—	—	—	—	—	(236,545)	—	—	(236,545)
Distributions to noncontrolling interests - partially owned properties	—	—	—	—	—	—	—	(212)	(212)
Contributions by noncontrolling interests	—	—	—	—	—	—	—	8,254	8,254
Conversion of common and preferred operating partnership units to common stock	22,000	—	154	—	—	—	—	—	154
Net proceeds from sale of common stock	3,949,356	40	187,841	—	—	—	—	—	187,881
Change in fair value of interest rate swaps and other	—	—	—	—	—	—	954	—	954
Amortization of interest rate swap terminations	—	—	—	—	—	—	412	—	412
Net income	—	—	—	—	—	69,038	—	429	69,467
Equity, December 31, 2017	136,362,728	$1,364	$4,326,910	63,778	$(2,944)	$(837,644)	$(2,701)	$13,973	$3,498,958
See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2017	2016	2015
Operating activities
Net income	$70,121	$100,623	$118,061
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (gain) from disposition of real estate	632	(21,197)	(52,699)
Gain from insurance settlement	—	—	(388)
Loss from early extinguishment of debt	—	12,841	1,770
Provision for real estate impairment	15,317	4,895	—
Depreciation and amortization	234,955	211,387	208,788
Amortization of deferred financing costs and debt premiums/discounts	(2,871)	(5,145)	(6,280)
Share-based compensation	13,854	10,043	8,161
Income tax provision	989	1,150	1,242
Amortization of interest rate swap terminations and other	412	613	412
Changes in operating assets and liabilities:
Restricted cash	1,277	2,032	1,656
Student contracts receivable, net	(414)	8,709	(9,397)
Other assets	2,502	(15,905)	(23,475)
Accounts payable and accrued expenses	(26,718)	(83)	(1,201)
Other liabilities	9,898	(1,874)	17,136
Net cash provided by operating activities	319,954	308,089	263,786

Investing activities
Proceeds from disposition of properties and land parcels	24,462	571,424	427,304
Cash paid for acquisition of operating and under-development properties	(366,655)	(102,804)	(291,352)
Cash paid for land acquisitions	(8,886)	(856)	(49,927)
Capital expenditures for owned properties	(82,722)	(61,587)	(96,832)
Investments in owned properties under development	(534,830)	(424,139)	(219,636)
Capital expenditures for on-campus participating properties	(3,533)	(2,944)	(2,943)
Investment in direct financing lease, net	(746)	(6,650)	—
Investment in loans receivable	—	—	(5,176)
Proceeds from loans receivable	—	—	7,483
Change in escrow deposits for real estate investments	(27)	4,991	(7,033)
Change in restricted cash related to capital reserves	—	1,918	2,955
Proceeds from insurance settlement	—	—	388
Increase in ownership of consolidated subsidiary	—	(7,254)	(1,065)
Purchase of corporate furniture, fixtures and equipment	(4,862)	(3,655)	(3,621)
Net cash used in investing activities	(977,799)	(31,556)	(239,455)

Financing activities
Proceeds from unsecured notes	399,648	—	399,244
Proceeds from sale of common stock	190,912	816,065	216,666
Offering costs	(2,374)	(32,923)	(3,250)
Pay-off of mortgage and construction loans	(147,960)	(374,971)	(263,361)
Pay-off of unsecured term loans	—	(600,000)	—
Proceeds from unsecured term loans	500,000	150,000	—
Proceeds from revolving credit facility	1,164,700	376,000	720,200
Paydowns of revolving credit facility	(1,136,400)	(345,600)	(893,800)
Proceeds from construction loans	40,170	4,454	258
Scheduled principal payments on debt	(12,842)	(15,120)	(14,450)
Defeasance costs of early extinguishment of debt	—	(23,827)	(1,770)
Debt issuance and assumption costs	(12,060)	(831)	(4,330)
Termination of interest rate swaps	—	(108)	—
Contributions by noncontrolling interests	11,801	—	—
Taxes paid on net-share settlements	(4,920)	(2,977)	(2,800)
Distributions to common and restricted stockholders	(236,545)	(218,697)	(178,506)
Distributions to noncontrolling interests	(77,243)	(2,517)	(2,964)
Redemption of common units for cash	—	—	(3,871)
Net cash provided by (used in) financing activities	676,887	(271,052)	(32,734)
Net change in cash and cash equivalents	19,042	5,481	(8,403)
Cash and cash equivalents at beginning of period	22,140	16,659	25,062
Cash and cash equivalents at end of period	$41,182	$22,140	$16,659

	Year Ended December 31,
	2017	2016	2015
Supplemental disclosure of non-cash investing and financing activities
Loans assumed in connection with property acquisitions	$—	$—	$(69,423)
Loans associated with investment in joint ventures	$(104,056)	$—	$—
Issuance of common units in connection with property acquisitions	$—	$—	$(14,182)
Conversion of common and preferred operating partnership units to common stock	$154	$11,292	$3,036
Non-cash contribution from noncontrolling interest	$159,247	$—	$—
Non-cash consideration exchanged in purchase of land parcel	$(3,071)	$—	$—
Change in accrued construction in progress	$16,512	$20,734	$5,720
Change in fair value of derivative instruments, net	$954	$1,150	$(170)
Change in fair value of redeemable noncontrolling interests	$9,172	$(7,937)	$4,462

Supplemental disclosure of cash flow information
Cash paid for interest, net of amounts capitalized	$72,407	$92,502	$89,336
Income taxes paid	$1,053	$1,094	$1,078

 See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)

	December 31, 2017	December 31, 2016
Assets

Investments in real estate:
Owned properties, net	$6,450,364	$5,427,014
Owned properties held for sale	—	25,350
On-campus participating properties, net	81,804	85,797
Investments in real estate, net	6,532,168	5,538,161

Cash and cash equivalents	41,182	22,140
Restricted cash	23,590	24,817
Student contracts receivable, net	9,170	8,428
Other assets	291,260	272,367

Total assets	$6,897,370	$5,865,913

Liabilities and capital

Liabilities:
Secured mortgage, construction and bond debt, net	$664,020	$688,195
Unsecured notes, net	1,585,855	1,188,737
Unsecured term loans, net	647,044	149,065
Unsecured revolving credit facility	127,600	99,300
Accounts payable and accrued expenses	53,741	76,614
Other liabilities	187,983	158,437
Total liabilities	3,266,243	2,360,348

Commitments and contingencies (Note 16)

Redeemable limited partners	132,169	55,078

Capital:
Partners’ capital:
General partner - 12,222 OP units outstanding at both December 31, 2017 and December 31, 2016	67	82
Limited partner - 136,414,284 and 132,233,447 OP units outstanding at December 31, 2017 and December 31, 2016, respectively	3,487,619	3,448,970
Accumulated other comprehensive loss	(2,701)	(4,067)
Total partners’ capital	3,484,985	3,444,985
Noncontrolling interests – partially owned properties	13,973	5,502
Total capital	3,498,958	3,450,487

Total liabilities and capital	$6,897,370	$5,865,913

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except unit and per unit data)

	Year Ended December 31,
	2017	2016	2015
Revenues:
Owned properties	$738,710	$735,392	$704,909
On-campus participating properties	33,945	33,433	31,586
Third-party development services	10,761	4,606	4,964
Third-party management services	9,832	9,724	8,813
Resident services	3,199	3,206	3,109
Total revenues	796,447	786,361	753,381

Operating expenses:
Owned properties	332,429	337,296	331,836
On-campus participating properties	14,384	13,447	12,437
Third-party development and management services	15,225	14,533	14,346
General and administrative	31,386	22,493	20,838
Depreciation and amortization	234,955	211,387	208,788
Ground/facility leases	10,213	9,167	8,232
Provision for real estate impairment	15,317	4,895	—
Total operating expenses	653,909	613,218	596,477

Operating income	142,538	173,143	156,904

Nonoperating income and (expenses):
Interest income	4,945	5,481	4,421
Interest expense	(71,122)	(78,687)	(87,789)
Amortization of deferred financing costs	(4,619)	(6,520)	(5,550)
(Loss) gain from disposition of real estate	(632)	21,197	52,699
Loss from early extinguishment of debt	—	(12,841)	(1,770)
Other nonoperating income	—	—	388
Total nonoperating expenses	(71,428)	(71,370)	(37,601)

Income before income taxes	71,110	101,773	119,303
Income tax provision	(989)	(1,150)	(1,242)
Net income	70,121	100,623	118,061
Net income attributable to noncontrolling interests – partially owned properties	(435)	(456)	(612)
Net income attributable to American Campus Communities Operating Partnership, L.P.	69,686	100,167	117,449
Series A preferred units distributions	(124)	(146)	(176)
Net income attributable to common unitholders	$69,562	$100,021	$117,273
Other comprehensive income
Change in fair value of interest rate swaps and other	1,366	1,763	464
Comprehensive income	$70,928	$101,784	$117,737
Net income per unit attributable to common unitholders
Basic	$0.50	$0.76	$1.03
Diluted	$0.50	$0.75	$1.02
Weighted-average common units outstanding:
Basic	136,160,609	130,460,248	113,351,242
Diluted	137,021,571	131,250,229	114,032,222

Distributions declared per Common Unit	$1.74	$1.66	$1.58

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL
(in thousands, except unit data)

					Accumulated	Noncontrolling
	General Partner		Limited Partner		Other	Interests –
	Units	Amount	Units	Amount	Comprehensive Loss	Partially Owned Properties	Total
Capital as of December 31, 2014	12,222	$100	107,163,014	$2,615,526	$(6,072)	$5,729	$2,615,283
Adjustments to reflect redeemable limited partners’ interest at fair value	—	—	—	4,462	—	—	4,462
Amortization of restricted stock awards	—	—	—	7,505	—	—	7,505
Vesting of restricted stock awards and restricted stock units	—	—	132,657	(2,145)	—	—	(2,145)
Distributions	—	(19)	—	(178,487)	—	—	(178,506)
Distributions to noncontrolling interests - partially owned properties	—	—	—	—	—	(635)	(635)
Increase in ownership of consolidated subsidiary	—	—	—	435	—	(1,500)	(1,065)
Contributions by noncontrolling interests	—	—	—	—	—	7,255	7,255
Conversion of common and preferred operating partnership units to common stock	—	—	119,474	3,036	—	—	3,036
Redemption of common units for cash	—	—	—	(3,061)	—	—	(3,061)
Issuance of units in exchange for contributions of equity offering proceeds	—	—	4,933,665	212,683	—	—	212,683
Change in fair value of interest rate swaps and other	—	—	—	—	(170)	—	(170)
Amortization of interest rate swap terminations	—	—	—	—	412	—	412
Net income	—	12	—	115,979	—	612	116,603
Capital as of December 31, 2015	12,222	93	112,348,810	2,775,933	(5,830)	11,461	2,781,657
Adjustments to reflect redeemable limited partners’ interest at fair value	—	—	—	(7,937)	—	—	(7,937)
Amortization of restricted stock awards	—	—	—	9,316	—	—	9,316
Vesting of restricted stock awards and restricted stock units	—	—	142,876	(2,250)	—	—	(2,250)
Distributions	—	(20)	—	(218,677)	—	—	(218,697)
Distributions to noncontrolling interests - partially owned properties	—	—	—	—	—	(376)	(376)
Increase in ownership of consolidated subsidiary	—	—	—		—	(7,311)	(7,311)
Contributions by noncontrolling interests	—	—	—	—	—	1,272	1,272
Conversion of common and preferred operating partnership units to common stock	—	—	312,761	11,292	—	—	11,292
Issuance of units in exchange for contributions of equity offering proceeds	—	—	19,429,000	782,241	—	—	782,241
Change in fair value of interest rate swaps and other	—	—	—	—	1,350	—	1,350
Amortization of interest rate swap terminations	—	—	—	—	413	—	413
Net income	—	9	—	99,052	—	456	99,517
Capital as of December 31, 2016	12,222	82	132,233,447	3,448,970	(4,067)	5,502	3,450,487
Adjustments to reflect redeemable limited partners’ interest at fair value	—	—	—	9,172	—	—	9,172
Amortization of restricted stock awards	—	—	—	13,094	—	—	13,094
Vesting of restricted stock awards and restricted stock units	—	—	209,481	(4,160)	—	—	(4,160)
Distributions	—	(21)	—	(236,524)	—	—	(236,545)
Distributions to noncontrolling interests - partially owned properties	—	—	—	—	—	(212)	(212)
Contributions by noncontrolling interests	—	—	—	—	—	8,254	8,254
Conversion of common and preferred operating partnership units to common stock	—	—	22,000	154	—	—	154
Issuance of units in exchange for contributions of equity offering proceeds	—	—	3,949,356	187,881	—	—	187,881
Change in fair value of interest rate swaps and other	—	—	—	—	954	—	954
Amortization of interest rate swap terminations	—	—	—	—	412	—	412
Net income	—	6	—	69,032	—	429	69,467
Capital as of December 31, 2017	12,222	$67	136,414,284	$3,487,619	$(2,701)	$13,973	$3,498,958

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2017	2016	2015
Operating activities
Net income	$70,121	$100,623	$118,061
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (gain) from disposition of real estate	632	(21,197)	(52,699)
Gain from insurance settlement	—	—	(388)
Loss from early extinguishment of debt	—	12,841	1,770
Provision for real estate impairment	15,317	4,895	—
Depreciation and amortization	234,955	211,387	208,788
Amortization of deferred financing costs and debt premiums/discounts	(2,871)	(5,145)	(6,280)
Share-based compensation	13,854	10,043	8,161
Income tax provision	989	1,150	1,242
Amortization of interest rate swap terminations and other	412	613	412
Changes in operating assets and liabilities:
Restricted cash	1,277	2,032	1,656
Student contracts receivable, net	(414)	8,709	(9,397)
Other assets	2,502	(15,905)	(23,475)
Accounts payable and accrued expenses	(26,718)	(83)	(1,201)
Other liabilities	9,898	(1,874)	17,136
Net cash provided by operating activities	319,954	308,089	263,786

Investing activities
Proceeds from disposition of properties and land parcels	24,462	571,424	427,304
Cash paid for acquisition of operating and under-development properties	(366,655)	(102,804)	(291,352)
Cash paid for land acquisitions	(8,886)	(856)	(49,927)
Capital expenditures for owned properties	(82,722)	(61,587)	(96,832)
Investments in owned properties under development	(534,830)	(424,139)	(219,636)
Capital expenditures for on-campus participating properties	(3,533)	(2,944)	(2,943)
Investment in direct financing lease, net	(746)	(6,650)	—
Investment in loans receivable	—	—	(5,176)
Proceeds from loans receivable	—	—	7,483
Change in escrow deposits for real estate investments	(27)	4,991	(7,033)
Change in restricted cash related to capital reserves	—	1,918	2,955
Proceeds from insurance settlement	—	—	388
Increase in ownership of consolidated subsidiary	—	(7,254)	(1,065)
Purchase of corporate furniture, fixtures and equipment	(4,862)	(3,655)	(3,621)
Net cash used in investing activities	(977,799)	(31,556)	(239,455)

Financing activities
Proceeds from unsecured notes	399,648	—	399,244
Proceeds from issuance of common units in exchange for contributions, net	188,538	783,142	213,416
Pay-off of mortgage and construction loans	(147,960)	(374,971)	(263,361)
Pay-off of unsecured term loan	—	(600,000)	—
Proceeds from unsecured term loans	500,000	150,000	—
Proceeds from revolving credit facility	1,164,700	376,000	720,200
Paydowns of revolving credit facility	(1,136,400)	(345,600)	(893,800)
Proceeds from construction loans	40,170	4,454	258
Scheduled principal payments on debt	(12,842)	(15,120)	(14,450)
Defeasance costs of early extinguishment of debt	—	(23,827)	(1,770)
Debt issuance and assumption costs	(12,060)	(831)	(4,330)
Termination of interest rate swaps	—	(108)	—
Contributions by noncontrolling interests	11,801	—	—
Taxes paid on net-share settlements	(4,920)	(2,977)	(2,800)
Distributions paid on unvested restricted stock awards	(1,536)	(1,338)	(1,086)
Distributions paid to common and preferred unitholders	(236,905)	(219,500)	(179,749)
Distributions paid to noncontrolling interests – partially owned properties	(75,347)	(376)	(635)
Redemption of common units for cash	—	—	(3,871)
Net cash provided by (used in) financing activities	676,887	(271,052)	(32,734)
Net change in cash and cash equivalents	19,042	5,481	(8,403)
Cash and cash equivalents at beginning of period	22,140	16,659	25,062
Cash and cash equivalents at end of period	$41,182	$22,140	$16,659
Supplemental disclosure of non-cash investing and financing activities
Loans assumed in connection with property acquisitions	$—	$—	$(69,423)
Loans associated with investment in joint ventures	$(104,056)	$—	$—
Issuance of common units in connection with property acquisitions	$—	$—	$(14,182)
Conversion of common and preferred operating partnership units to common stock	$154	$11,292	$3,036
Non-cash contribution from noncontrolling interest	$159,247	$—	$—
Non-cash consideration exchanged in purchase of land parcel	$(3,071)	$—	$—
Change in accrued construction in progress	$16,512	$20,734	$5,720
Change in fair value of derivative instruments, net	$954	$1,150	$(170)
Change in fair value of redeemable noncontrolling interests	$9,172	$(7,937)	$4,462
Supplemental disclosure of cash flow information
Cash paid for interest, net of amounts capitalized	$72,407	$92,502	$89,336
Income taxes paid	$1,053	$1,094	$1,078

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

The general partner of ACCOP is American Campus Communities Holdings, LLC (“ACC Holdings”), an entity that is wholly-owned by ACC.  As of December 31, 2017, ACC Holdings held an ownership interest in ACCOP of less than 1%. The limited partners of ACCOP are ACC and other limited partners consisting of current and former members of management and nonaffiliated third parties.  As of December 31, 2017, ACC owned an approximate 99.2% limited partnership interest in ACCOP.  As the sole member of the general partner of ACCOP, ACC has exclusive control of ACCOP’s day-to-day management.  Management operates ACC and ACCOP as one business.  The management of ACC consists of the same members as the management of ACCOP.  ACC consolidates ACCOP for financial reporting purposes, and ACC does not have significant assets other than its investment in ACCOP.  Therefore, the assets and liabilities of ACC and ACCOP are the same on their respective financial statements.  References to the “Company” means collectively ACC, ACCOP and those entities/subsidiaries owned or controlled by ACC and/or ACCOP.  References to the “Operating Partnership” mean collectively ACCOP and those entities/subsidiaries owned or controlled by ACCOP.  Unless otherwise indicated, the accompanying Notes to the Consolidated Financial Statements apply to both the Company and the Operating Partnership.

As of December 31, 2017, the Company’s property portfolio contained 169 properties with approximately 104,100 beds.  The Company’s property portfolio consisted of 132 owned off-campus student housing properties that are in close proximity to colleges and universities, 32 American Campus Equity (“ACE®”) properties operated under ground/facility leases with fifteen university systems and five on-campus participating properties operated under ground/facility leases with the related university systems.  Of the 169 properties, thirteen were under development as of December 31, 2017, and when completed will consist of a total of approximately 9,400 beds.  Our communities contain modern housing units and are supported by a resident assistant system and other student-oriented programming, with many offering resort-style amenities.

Through one of ACC’s taxable REIT subsidiaries (“TRSs”), the Company also provides construction management and development services, primarily for student housing properties owned by colleges and universities, charitable foundations, and others.  As of December 31, 2017, also through one of ACC’s TRSs, the Company provided third-party management and leasing services for 37 properties that represented approximately 30,000 beds.  Third-party management and leasing services are typically provided pursuant to management contracts that have initial terms that range from one to five years.  As of December 31, 2017, the Company’s total owned and third-party managed portfolio included 206 properties with approximately 134,100 beds.

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

The Company has completed the process of evaluating the impact of the adoption of ASU 2014-09 on its historical and existing contracts. Approximately 95% of the Company’s consolidated revenues consist of rental income from leasing arrangements, which is specifically excluded from ASU 2014-09, and is being evaluated as part of the adoption of the lease accounting standard, ASU 2016-02, discussed above. The remaining 5% of consolidated revenues subject to the new standard are associated with third-party development services, third-party management services, ancillary services and non-lease component revenues.
The Company will adopt the new revenue standard effective January 1, 2018 using the modified retrospective approach, which requires us to recognize the cumulative effect of initially applying the new standard to all existing contracts not yet completed as of the effective date as an adjustment, if any, to retained earnings as of the beginning of the fiscal year of adoption. Upon adoption of the new standard there will be a change in the way the Company determines the unit of account for its third-party development projects. Under existing guidance, the Company segments revenue recognition between the development and construction phases of its contracts, recognizing each using the proportional performance method and the percentage of completion method, respectively. Upon adoption, the entire development and construction contract will represent a single performance obligation comprised of a series of distinct services to be satisfied over time, and a single transaction price will be recognized over the life of the contract using a time-based measure of progress. Any variable consideration included in the transaction price will be estimated using the expected value approach and will only be included to the extent that a significant revenue reversal is not likely to occur. Although the Company anticipates differences in the timing and pattern of revenue recognition for such third-party development and construction management contracts, the Company has concluded that the adoption of ASU 2014-09 on January 1, 2018 will not have a material impact on its consolidated financial statements.
In February 2017, the FASB issued Accounting Standards Update 2017-05 (“ASU 2017-05”), “Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets.” The purpose of this ASU is to eliminate the diversity in practice in accounting for derecognition of a nonfinancial asset and in-substance nonfinancial assets (only when the asset or asset group does not meet

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the definition of a business or the transaction is not a sale to a customer). This ASU is required to be adopted in conjunction with the Company’s adoption of ASU 2014-09, the new revenue recognition standard, which was adopted as of January 1, 2018. The adoption of ASU 2017-05 will not have a material impact on its consolidated financial statements for property dispositions given the simplicity of the Company’s historical disposition transactions.
In addition, the Company does not expect the following accounting pronouncements to have a material effect on its consolidated financial statements:

Accounting Standards Update	Effective Date

ASU 2017-09, “Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting”	January 1, 2018
ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash”	January 1, 2018
ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments”	January 1, 2018
ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities”	January 1, 2019
ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”	January 1, 2020

Recently Adopted Accounting Pronouncements

On January 1, 2017, the Company early adopted Accounting Standards Update 2017-01 (“ASU 2017-01”), “Business Combinations (Topic 805): Clarifying the Definition of a Business.” The amendments in this guidance clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 was applied prospectively to any transactions occurring subsequent to January 1, 2017. Under the new standard, the Company expects that most property acquisitions will be accounted for as asset acquisitions, and as a result, most transaction costs will be capitalized rather than expensed. The impact on the Company’s consolidated financial statements will depend on the size and volume of future acquisition activity.

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

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Project costs directly associated with the development and construction of an owned real estate project, which include interest, property taxes, and amortization of deferred financing costs, are capitalized as construction in progress.  Upon completion of the project, costs are transferred into the applicable asset category and depreciation commences.  Interest totaling approximately $15.9 million, $12.3 million and $9.6 million was capitalized during the years ended December 31, 2017, 2016 and 2015, respectively.

Management assesses whether there has been an impairment in the value of the Company’s investments in real estate whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Impairment is recognized when estimated expected future undiscounted cash flows are less than the carrying value of the property, or when a property meets the criteria to be classified as held for sale, at which time an impairment charge is recognized for any excess of the carrying value of the property over the expected net proceeds from the disposal.  The estimation of expected future net cash flows is inherently uncertain and relies on assumptions regarding current and future economics and market conditions.  If such conditions change, then an adjustment to the carrying value of the Company’s long-lived assets could occur in the future period in which the conditions change.  To the extent that a property is impaired, the excess of the carrying amount of the property over its estimated fair value is charged to earnings. The Company believes that there were no impairments of the carrying values of its investments in real estate as of December 31, 2017, other than a $15.3 million impairment charge recorded during the second quarter 2017 for one property that is in the process of being transferred to the lender in settlement of the property’s $27.4 million mortgage loan that matured in August 2017 (see Note 10).

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

Concurrent with this classification, the asset is recorded at the lower of cost or fair value less estimated selling costs, and depreciation ceases. As discussed in more detail in Note 6, concurrent with the classification of one of the Company’s owned properties as held for sale as of December 31, 2016, the Company reduced the property’s carrying amount to its estimated fair value less estimated selling costs which resulted in an impairment charge. The Company did not have any properties classified as held for sale as of December 31, 2017.

Owned On-Campus Properties

Under its ACE program, the Company, as lessee, has entered into ground/facility lease agreements with fifteen university systems to finance, construct, and manage 32 student housing properties.  Seven properties were under construction as of December 31, 2017 with five scheduled to open for occupancy in Fall 2018 and two in Fall 2019.  The terms of the leases, including extension options, range from 30 to 90 years, and the lessor has title to the land and in some cases any improvements placed thereon.  In these cases, the Company’s involvement in construction requires the lessor’s post construction ownership of the improvements to be treated as a sale with a subsequent leaseback by the Company.  However, these sale-leaseback transactions do not qualify for sale-leaseback accounting because of the Company’s continuing involvement in the constructed assets.  As a result of the Company’s continuing involvement, these leases are accounted for by the deposit method, in which the assets subject to the ground/facility leases are reflected at historical cost, less amortization, and the financing obligations are reflected at the terms of the underlying financing.

On-Campus Participating Properties

The Company has entered into ground and facility leases with three university systems and colleges to finance, construct, and manage five on-campus student housing facilities.  Under the terms of the leases, the lessor has title to the land and any improvements placed thereon.  With the exception of the Company’s lease with West Virginia University, each lease terminates upon final repayment of the construction related financing, the amortization period of which is contractually stipulated. The Company’s involvement in construction requires the lessor’s post construction ownership of the improvements to be treated as a sale with a subsequent leaseback by the Company.  The sale-leaseback transaction has been accounted for as a financing, and as a result, any fee earned during construction is deferred and recognized over the term of the lease.  The resulting financing obligation is reflected at the terms of the underlying financing, i.e., interest is accrued at the contractual rates and principal reduces in accordance with the contractual principal repayment schedules.

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

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Cash

Restricted cash consists of funds held in trust and invested in low risk investments, generally consisting of government backed securities, as permitted by the indentures of trusts, which were established in connection with three bond issues for the Company’s on-campus participating properties.  Additionally, restricted cash includes escrow accounts held by lenders and resident security deposits, as required by law in certain states.  Restricted cash also consists of escrow deposits made in connection with potential property acquisitions and development opportunities.  These escrow deposits are invested in interest-bearing accounts at federally-insured banks.  Realized and unrealized gains and losses are not material for the periods presented.

Loans Receivable

Loans held for investment are intended to be held to maturity and, accordingly, are carried at cost, net of unamortized loan purchase discounts, and net of an allowance for loan losses when such loan is deemed to be impaired.  Loan purchase discounts are amortized over the term of the loan.  The unamortized discount on the loans receivable was $2.6 million and $2.8 million as of December 31, 2017 and 2016, respectively. The Company considers a loan impaired when, based upon current information and events, it is probable that it will be unable to collect all amounts due for both principal and interest according to the contractual terms of the loan agreement.  Management’s estimate of the collectability of principal and interest payments under the Company’s loans receivable from CaPFA Capital Corp. 2000F (“CaPFA”), which mature in December 2040 and carry a balance, net of discount, of approximately $57.9 million and $58.5 million as of December 31, 2017 and 2016, respectively, are highly dependent on the future operating performance of the properties securing the loans.  As future economic conditions and/or market conditions at the properties change, management will continue to evaluate the collectability of such amounts. The Company believes there were no impairments of the carrying value of its loans receivable as of December 31, 2017. Loans receivable are included in other assets on the accompanying consolidated balance sheets.

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

In connection with the property acquisitions and investments in joint ventures, discussed in Note 5 herein, the Company capitalized approximately $7.4 million, $0.6 million and $3.3 million for the years December 31, 2017, 2016 and 2015, respectively, related to management’s estimate of the fair value of in-place leases assumed.  The net carrying amount of in-place leases at December 31, 2017 and 2016 was approximately $4.2 million and $1.3 million, respectively, and is included in other assets on the accompanying consolidated balance sheets. Amortization expense was approximately $4.5 million, $0.9 million and $3.7 million for the years ended December 31, 2017, 2016 and 2015, respectively, and is included in depreciation and amortization expense in the accompanying consolidated statements of comprehensive income.  As of December 31, 2017, the remaining weighted average student and commercial in-place lease term was 3.0 years.  See Note 5 herein for an expanded discussion of the property acquisitions completed during 2017, 2016 and 2015.

For acquired properties subject to an in-place property tax incentive arrangement, a portion of the purchase price is allocated to the present value of expected future property tax savings over the projected incentive arrangement period. In connection with the property acquisitions discussed in Note 5 herein, the Company capitalized approximately $10.2 million, $3.6 million and $13.7 million for the years December 31, 2017, 2016 and 2015, respectively, related to management’s estimate of the fair value of in-place property tax incentive arrangements assumed. Unamortized in-place property tax incentive arrangements as of December 31, 2017 and 2016 were approximately $61.4 million and $55.1 million, respectively, and are included in other assets on the accompanying consolidated balance sheets. Amortization expense was approximately $3.3 million, $2.9 million and $2.8 million for the years ended December 31, 2017, 2016 and 2015, respectively, and is included in owned properties operating expense in the accompanying consolidated statements of comprehensive income. As of December 31, 2017, the remaining weighted average

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

tax incentive arrangement period was 18.6 years.   See Note 5 herein for an expanded discussion of the property acquisitions completed during 2017, 2016 and 2015.

Deferred Financing Costs

The Company defers financing costs and amortizes the costs over the terms of the related debt using the effective-interest method.  Upon repayment of or in conjunction with a material change in the terms of the underlying debt agreement, any unamortized costs are charged to earnings. In those instances when debt modifications do not include material changes to the terms of the underlying debt agreement, unamortized costs of the original instrument are added to the costs of the modification and amortized over the life of the modified debt using the effective interest method.  Deferred financing costs, net of amortization, for the Company’s revolving credit facility are included in other assets on the accompanying consolidated balance sheets. Net deferred financing costs for the Company’s revolving credit facility at December 31, 2017 and 2016 were approximately $4.6 million and $1.4 million, respectively.

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

Joint Ventures

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

Presale Development Projects

As part of its development strategy, the Company enters into presale agreements to purchase various properties. Under the terms of these agreements, the Company is obligated to purchase the property as long as certain construction completion deadlines and other closing conditions are met. The Company is typically responsible for leasing, management, and initial operations of the project while the third-party developer retains development risk during the construction period. The entity that owns the property is deemed to be a VIE, and the Company is deemed to be the primary beneficiary of the VIE. As such, upon execution of the purchase and sale agreement, the Company records the assets, liabilities and noncontrolling interest of the entity owning the property at fair value.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Mortgage Debt - Premiums and Discounts

Mortgage debt premiums and discounts represent fair value adjustments to account for the difference between the stated rates and market rates of mortgage debt assumed in connection with the Company’s property acquisitions.  The mortgage debt premiums and discounts are included in secured mortgage, construction, and bond debt on the accompanying consolidated balance sheets and are amortized to interest expense over the term of the related mortgage loans using the effective-interest method.  The amortization of mortgage debt premiums and discounts resulted in a net decrease to interest expense of approximately $7.8 million, $12.0 million and $12.0 million for the years ended December 31, 2017, 2016 and 2015, respectively.  As of December 31, 2017 and 2016, net unamortized mortgage debt premiums were approximately $19.0 million and $26.8 million, respectively. The Company did not have any unamortized debt discounts as of December 31, 2017 and 2016.

Unsecured Notes - Original Issue Discount

The Company has completed four offerings of senior unsecured notes totaling $1.6 billion that are detailed in Note 10 herein. The total unamortized original issue discount was approximately $1.9 million as of both December 31, 2017 and 2016, and is included in unsecured notes on the accompanying consolidated balance sheets. Amortization of the original issue discounts of approximately $0.3 million, $0.3 million, and $0.2 million for the years ended December 31, 2017, 2016, and 2015, respectively, is included in interest expense on the accompanying consolidated statements of comprehensive income.

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

Allowances for receivables are established when management determines that collection of such receivables is doubtful. Management’s determination of the adequacy of the allowances is based primarily on an analysis of the aging of receivables, historical bad debts, and current economic trends. When management has determined receivables to be uncollectible, which is typically after two years, they are removed as an asset with a corresponding reduction in the allowance for doubtful accounts.

The allowance for doubtful accounts is summarized as follows:

	Balance, Beginning of Period	Charged to Expense	Write-Offs (1)	Balance, End of Period
Year ended December 31, 2015	$19,711	$10,115	$(12,772)	$17,054
Year ended December 31, 2016	$17,054	$9,195	$(9,794)	$16,455
Year ended December 31, 2017	$16,455	$6,753	$(8,860)	$14,348

(1)	Write-offs include $3.1 million, $3.1 million, and $4.0 million during the years ended December 31, 2017, 2016, and 2015, respectively, related to properties disposed of in prior years.

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

Third-Party Development Services Revenue

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

Upon the adoption of ASU 2014-09 on January 1, 2019, there will be a change in the way the Company determines the unit of account for these projects. Although the adoption of ASU 2014-09 will have an impact on the timing and pattern of revenue recognition in relation to third-party development contracts, the Company has concluded it will not have a material effect on its consolidated financial statements. Refer to Recently Issued Accounting Pronouncements above for more details.

Pre-development expenditures such as architectural fees, permits and deposits associated with the pursuit of third-party and owned development projects are expensed as incurred, until such time that management believes it is probable that the contract will be executed and/or construction will commence, at which time the Company capitalizes the costs.  Because the Company frequently incurs these pre-development expenditures before a financing commitment and/or required permits and authorizations have been obtained, the Company bears the risk of loss of these pre-development expenditures if financing cannot ultimately be arranged on acceptable terms or the Company is unable to successfully obtain the required permits and authorizations.  As such, management evaluates the status of third-party and owned projects that have not yet commenced construction on a periodic basis and expenses any deferred costs related to projects whose current status indicates the commencement of construction is unlikely and/or the costs may not provide future value to the Company in the form of revenues.  Such write-offs are included in third-party development and management services expenses (in the case of third-party development projects) or general and administrative expenses (in the case of owned development projects) on the accompanying consolidated statements of comprehensive income.  As of December 31, 2017, the Company has deferred approximately $4.7 million in pre-development costs related to third-party and owned development projects that have not yet commenced construction.  Such costs are included in other assets on the accompanying consolidated balance sheets.

Third-Party Management Services Revenue

Management fees are recognized when earned in accordance with each management contract.  Incentive management fees are recognized when the incentive criteria have been met. The Company evaluates the collectability of revenue earned from third-party management contracts and reserves any amounts deemed to be uncollectible based on the individual facts and circumstances of the projects and associated contracts. Similar to its third-party development services revenue, the Company has concluded that the adoption of ASU 2014-09 will not have a material impact on its consolidated financial statements.

Advertising Costs

Advertising costs are expensed during the period incurred, or as the advertising takes place, depending on the nature and term of the specific advertising arrangements.  Advertising expense approximated $12.7 million, $12.8 million and $11.8 million for the years ended December 31, 2017, 2016 and 2015, respectively.

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

Share-Based Compensation

Compensation expense associated with share-based awards is recognized in the consolidated statements of comprehensive income based on the grant-date fair values net of the estimated forfeitures. Compensation expense is recognized over the period during which the employee is required to provide service in exchange for the award, which is generally the vesting period.  The estimated forfeitures included in compensation expense are based on historical experience and are adjusted to reflect actual forfeitures at the end of the vesting period. See Note 12 for an expanded discussion of the Company’s share-based compensation awards.

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

The following potentially dilutive securities were outstanding for the years ended December 31, 2017, 2016 and 2015, but were not included in the computation of diluted earnings per share because the effects of their inclusion would be anti-dilutive.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2017	2016	2015
Common OP Units (Note 9)	1,019,186	1,231,500	—
Preferred OP Units (Note 9)	77,513	90,763	109,775
Total potentially dilutive securities	1,096,699	1,322,263	109,775

 The following is a summary of the elements used in calculating basic and diluted earnings per share:

	Year Ended December 31,
	2017	2016	2015
Numerator - basic earnings per share:
Net income	$70,121	$100,623	$118,061
Net income attributable to noncontrolling interests	(1,083)	(1,562)	(2,070)
Net income attributable to common stockholders	69,038	99,061	115,991
Amount allocated to participating securities	(1,536)	(1,338)	(1,086)
Net income attributable to common stockholders - basic	$67,502	$97,723	$114,905

Numerator - diluted earnings per share:
Net income attributable to common stockholders - basic	$67,502	$97,723	$114,905
Net income attributable to Common OP Units	—	—	1,282
Net income attributable to common stockholders - diluted	$67,502	$97,723	$116,187

Denominator:
Basic weighted average common shares outstanding	135,141,423	129,228,748	111,987,361
Unvested restricted stock awards (Note 12)	860,962	789,981	680,980
Common OP Units (Note 9)	—	—	1,363,881
Diluted weighted average common shares outstanding	136,002,385	130,018,729	114,032,222

	Year Ended December 31,
	2017	2016	2015
Earnings per share:
Net income attributable to common stockholders - Basic	$0.50	$0.76	$1.03
Net income attributable to common stockholders - diluted	$0.50	$0.75	$1.02

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

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of the elements used in calculating basic and diluted earnings per unit:

	Year Ended December 31,
	2017	2016	2015
Numerator - basic and diluted earnings per unit:
Net income	$70,121	$100,623	$118,061
Net income attributable to noncontrolling interests – partially owned properties	(435)	(456)	(612)
Series A preferred unit distributions	(124)	(146)	(176)
Amount allocated to participating securities	(1,536)	(1,338)	(1,086)
Net income attributable to common unitholders	$68,026	$98,683	$116,187

Denominator:
Basic weighted average common units outstanding	136,160,609	130,460,248	113,351,242
Unvested restricted stock awards (Note 12)	860,962	789,981	680,980
Diluted weighted average common units outstanding	137,021,571	131,250,229	114,032,222

Earnings per unit:
Net income attributable to common unitholders - basic	$0.50	$0.76	$1.03
Net income attributable to common unitholders - diluted	$0.50	$0.75	$1.02

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

The Company’s TRSs are subject to federal, state, and local income taxes.  As such, deferred income taxes result from temporary differences between the carrying amounts of assets and liabilities of the TRSs for financial reporting purposes and the amounts used for income tax purposes.  On December 22, 2017, the Tax Cuts and Jobs Act was signed into law, making significant changes to the Internal Revenue Code including, but not limited to, reduction of the federal corporate income tax rate to 21%. The new rate will apply beginning on January 1, 2018, and is a significant decrease from the prior graduated rate structure, which included a 35% maximum. Deferred tax assets and liabilities are measured using enacted tax rates in effect in the years in which those temporary differences are expected to reverse. As of December 31, 2017, we have not completed our accounting for the tax effects of enactment of the Tax Cuts and Jobs Act, however we have made a reasonable estimate of the effects on our existing deferred income tax balances below to reflect the impact of the rate reduction. We are still analyzing certain aspects of the Tax Cuts and Jobs Act and refining our calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. In addition, our estimates may also be affected as we gain a more thorough understanding of the new tax law.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,
	2017	2016
Deferred tax assets:
Fixed and intangible assets	$750	$2,074
Net operating loss carryforwards	8,808	9,492
Prepaid and deferred income	1,459	2,417
Bad debt reserves	574	754
Accrued expenses and other	2,769	5,251
Stock compensation	2,017	2,866
Total deferred tax assets	16,377	22,854
Valuation allowance for deferred tax assets	(16,293)	(22,688)
Deferred tax assets, net of valuation allowance	84	166

Deferred tax liability:
Deferred financing costs	84	166

Net deferred tax liabilities	$—	$—

Significant components of the Company’s income tax provision are as follows:

	Year Ended December 31,
	2017	2016	2015
Current:
Federal	$—	$—	$—
State	(989)	(1,150)	(1,242)
Deferred:
Federal	—	—	—
State	—	—	—
Total provision	$(989)	$(1,150)	$(1,242)

TRS earnings subject to tax consisted of losses of approximately $8.4 million, $3.8 million and $3.3 million for the years ended December 31, 2017, 2016 and 2015, respectively.  The reconciliation of income tax for the TRSs computed at the U.S. statutory rate to income tax provision is as follows:

	Year Ended December 31,
	2017	2016	2015
Tax benefit at U.S. statutory rates on TRS income subject to tax	$1,277	$2,303	$2,019
State income tax, net of federal income tax benefit	57	85	74
Effect of permanent differences and other	207	(88)	(77)
Deferred tax impact of tax reform	(9,206)	—	—
Decrease (increase) in valuation allowance	7,665	(2,300)	(2,016)
TRS income tax provision	$—	$—	$—

At December 31, 2017, the TRSs had net operating loss carryforwards (“NOLs”) of approximately $38.2 million for income tax purposes that begin to expire in 2026.  These NOLs may be used to offset future taxable income generated by each of the respective TRSs.  Due to the various limitations to which the use of NOLs are subject, the Company has applied a valuation allowance to the NOLs given the likelihood that the NOLs will expire unused.  The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states’ jurisdictions as required, and as of December 31, 2017, the 2016, 2015 and 2014 calendar tax years are subject to examination by the tax authorities.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company had no material unrecognized tax benefits for the years ended December 31, 2017, the 2016, and 2015, and as of December 31, 2017, the Company does not expect to record any material unrecognized tax benefits. Because no material unrecognized tax benefits have been recorded, no related interest or penalties have been calculated.

A schedule of per share distributions the Company paid and reported to its shareholders, which is unaudited, is set forth in the following table:

	Year Ended December 31,
Tax Treatment of Distributions:	2017	2016	2015
Ordinary income	$0.8316	$0.3541	$0.4658
Long-term capital gain (1)	—	0.5145	0.5301
Return of capital	0.9084	0.7914	0.5841
Total per common share outstanding	$1.7400	$1.6600	$1.5800

(1) Unrecaptured Sec. 1250 gains of $0.5383 and $0.5281 were reported for the years ended December 31, 2016 and 2015, respectively. There was no unrecaptured Sec. 1250 gain reported for the year ended December 31, 2017.

5. Acquisitions and Joint Venture Investments

Asset Acquisitions

As described in Note 2, the Company adopted ASU 2017-01 prospectively to any property acquisition transactions that occurred subsequent to January 1, 2017.  Under the new standard, the Company expects that most property acquisitions will be accounted for as asset acquisitions rather than business combinations.

Core Transaction Overview: During the third quarter of 2017, the Company executed an agreement to acquire a portfolio of seven student housing properties from affiliates of Core Spaces and DRW Real Estate Investments (the “Core Transaction”).  The transaction included the purchase of 100% of the ownership interests in two operating properties, the purchase of partial ownership interests in two operating properties through a joint venture arrangement (with one property being subject to a purchase option that was exercised in October 2017, with initial funding occurring in November 2017), and the purchase of partial ownership interests in three in-process development properties through a joint venture arrangement.   In total, the Core Transaction properties contain 3,776 beds and the initial investment made at closing was $306.0 million. Including the initial investment, the Company expects to invest a total of $590.6 million through a phased purchase of 100% of the ownership interest in all seven properties.

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

Property	Location	Primary University Served	Acquisition Date	Beds
The 515	Eugene, OR	University of Oregon	August 2017	513
State	Fort Collins, CO	Colorado State University	August 2017	665
				1,178

Core Transaction Joint Ventures: As mentioned above, during the third quarter of 2017, the Company funded initial investments in two joint ventures (the “Core Joint Ventures”). The Core Joint Venture transactions involved the joint venture partner making a non-cash contribution of properties and the Company making a cash contribution to the joint ventures in exchange for its membership interests. The Core Joint Ventures were determined to be VIEs, with the Company being the primary beneficiary. As such, the Core Joint Ventures are included in the Company’s consolidated financial statements contained herein. Additionally, the partners’ ownership interests in each of the joint ventures are accounted for as redeemable noncontrolling interests. For further discussion, refer to Note 9.

The first joint venture (the “Core JV I”) holds two properties (The James and Hub U District Seattle) that completed construction and opened for operations in the third quarter 2017. The Company’s initial investment was $135.7 million for an approximate 67% interest in the joint venture, part of which was used to pay off a $92.4 million construction loan at closing. Additionally, the Company has an option to purchase the remaining ownership interests in the joint venture in the fourth quarter of 2019 under a

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

put/call agreement with the joint venture partner for an amount to be determined by the fair market value of the properties at the date of exercise. The value of the remaining ownership interests is anticipated to approximate $68.8 million.

The second joint venture (the “Core JV II”) holds three in-process development properties that are currently under construction and are scheduled to complete construction and open for operations in Fall 2018. The Company’s initial investment was $24.2 million for an approximate 58% interest in the joint venture. Upon the initial funding, the Company assumed sole operational control, while the partner retained certain limited decision making abilities, including responsibility for the development and delivery of the properties within an agreed-upon budget and completion timeline. The joint venture partner has also provided a payment guarantee for the construction loans that are partially financing the construction of the properties. Subsequent to the successful completion and delivery of the assets, which is expected to occur in September 2018, the Company anticipates increasing its investment in Core JV II by $130.6 million as a result of paying off the construction loans. Additionally, the Company has an option to purchase the remaining ownership interests in the joint venture in the third quarter of 2019 under a put/call agreement with the joint venture partner for an amount to be determined by the fair market value of the properties at the date of exercise. The value of the remaining ownership interests upon exercise of the option is anticipated to approximate $85.2 million.

A list of the properties contributed to the Core Joint Ventures as part of the Core Transaction are as follows:

Property	Location	Primary University Served	Actual or Targeted Completion Date	Beds
Core JV I:
The James	Madison, WI	University of Wisconsin - Madison	August 2017	850
Hub U District Seattle	Seattle, WA	University of Washington	September 2017	248
				1,098
Core JV II:
Hub Ann Arbor	Ann Arbor, MI	University of Michigan	September 2018	310
Hub Flagstaff	Flagstaff, AZ	Northern Arizona University	September 2018	591
Hub West Lafayette	West Lafayette, IN	Purdue University	September 2018	599
				1,500

				2,598

Other 2017 Property Acquisitions: In addition to the two properties acquired as part of the Core Transaction discussed above, during the year ended December 31, 2017 the Company acquired three properties containing 1,240 beds for approximately $222.9 million. Total cash consideration was approximately $222.3 million. The difference between the contracted purchase price and the cash consideration is due to other assets and liabilities that were not part of the contractual purchase price, but were acquired in the transactions, as well as transaction costs capitalized as part of the acquisitions.

A list of these properties is outlined below:

Property	Location	Primary University Served	Acquisition Date	Beds
The Arlie	Arlington, TX	University of Texas Arlington	April 2017	598
TWELVE at U District	Seattle, WA	University of Washington	June 2017	384
Bridges @ 11th	Seattle, WA	University of Washington	October 2017	258
				1,240

Land Acquisitions: During the year ended December 31, 2017, the Company purchased five land parcels with a fair value of $12.0 million for total cash consideration of approximately $8.9 million. The difference between the fair value of the land and the cash consideration represents non-cash consideration. In addition, the Company made an initial investment of $9.0 million in a joint venture that holds a land parcel with fair value of $12.0 million.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Business Combinations

As discussed above, properties acquired prior to January 1, 2017 were accounted for as business combinations.

2016 Acquisition Activity: During the year ended December 31, 2016, the Company acquired two properties containing 709 beds for a total purchase price of approximately $63.1 million, and secured two in-process development properties containing 1,333 beds for approximately $39.6 million.

2015 Acquisition Activity: During the year ended December 31, 2015, the Company acquired eight properties containing 4,061 beds for a total purchase price of approximately $378.3 million. As part of these transactions, the Company assumed approximately $69.4 million of mortgage debt and issued 343,895 Common OP Units, valued at $41.24 per unit.

The following table summarizes the fair values of the assets acquired and liabilities assumed from the 2016 property acquisitions discussed above:

2016
Assets:
Land	$14,720
Buildings and improvements	54,162
Furniture, fixtures and equipment	2,736
Construction in progress	27,806
Intangible assets	4,442
Other assets	—
Total assets	$103,866

Liabilities:
Other liabilities	(1,062)
Net assets	$102,804

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

The acquired properties’ results of operations have been included in the accompanying consolidated statements of comprehensive income since the respective acquisition closing dates, with the exception of properties under presale agreements, discussed below, and properties held by joint ventures, discussed above, which were consolidated prior to their acquisition dates.  The following pro forma information for the years ended December 31, 2016 and 2015, presents consolidated financial information for the Company as if the 2016 and 2015 property acquisitions had occurred at the beginning of the earliest period presented. The unaudited pro forma information is provided for informational purposes only and is not indicative of results that would have occurred or which may occur in the future:

	Year Ended December 31,
	2016	2015
Total revenues	$789,942	$769,797
Net income attributable to common shareholders	$99,941	$123,101

During 2016, the Company entered into a presale agreement to purchase The Edge - Stadium Centre, a property under development, for approximately $42.6 million, which includes the contractual purchase price and the cost of elected upgrades. The property is scheduled to be completed in August 2018.

During 2015, the Company entered into a presale agreement to purchase The Court, a property under development for $26.5 million. The closing of the transaction occurred in May 2016 and was accounted for as an increase in ownership of a consolidated subsidiary. The property opened for operations in August 2016.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Property Dispositions

During the year ended December 31, 2017, the Company sold The Province - Dayton, an owned property located near Wright State University in Dayton, Ohio, containing 657 beds for approximately $25.0 million, resulting in net proceeds of approximately $24.5 million. The net loss on this disposition totaled approximately $0.6 million. Concurrent with the classification of this property as held for sale in December 2016, the Company reduced the property’s carrying amount to its estimated fair value less estimated selling costs, and recorded an impairment charge of $4.9 million.

In 2016, the Company sold 21 properties for a total sales price of approximately $581.8 million, resulting in net proceeds of approximately $571.4 million. The net gain on these dispositions totaled approximately $21.2 million.

In 2015, the Company sold 20 properties and two land parcels for a total sales price of approximately $436.9 million, resulting in net proceeds of approximately $427.3 million. The net gain on these dispositions totaled approximately $52.7 million.

7. Investments in Owned Properties

Owned properties, both wholly-owned and those owned through investments in VIEs, consisted of the following:

	December 31, 2017			December 31, 2016
	Wholly-Owned	VIE	Total	Wholly-Owned	VIE	Total
Land (1)	$586,170	$60,821	$646,991	$563,037	$5,229	$568,266
Buildings and improvements	5,789,439	307,088	6,096,527	4,921,473	143,664	5,065,137
Furniture, fixtures and equipment	330,669	18,159	348,828	294,113	9,128	303,241
Construction in progress	293,542	99,503	393,045	347,575	1,923	349,498
	6,999,820	485,571	7,485,391	6,126,198	159,944	6,286,142
Less accumulated depreciation	(988,044)	(46,983)	(1,035,027)	(815,053)	(44,075)	(859,128)
Owned properties, net	$6,011,776	$438,588	$6,450,364	$5,311,145	$115,869	$5,427,014	(2)

(1)
The land balance above includes undeveloped land parcels with book values of approximately $38.0 million and $38.5 million as of December 31, 2017 and 2016, respectively. It also includes land totaling approximately $29.9 million and $61.2 million as of December 31, 2017 and 2016, respectively, related to properties under development.

(2)	Excludes the net book value of one property classified as held for sale in the accompanying consolidated balance sheet at December 31, 2016.

8. On-Campus Participating Properties

The Company is a party to ground/facility lease agreements (“Leases”) with three university systems (each, a “Lessor”) for the purpose of developing, constructing, and operating student housing facilities on university campuses. Under the terms of the Leases, title to the constructed facilities is held by the applicable Lessor and such Lessor receives a de minimis base rent paid at inception and 50% of defined net cash flows on an annual basis through the term of the lease.  The Leases with the Texas A&M University and University of Houston systems terminate upon the earlier to occur of the final repayment of the related debt, the amortization period of which is contractually stipulated, or the end of the lease term. The Lease with West Virginia University has an initial term of 40 years with two 10-year extensions at the Company’s option.

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

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On-campus participating properties are as follows:

	Lease	Required Debt	Historical Cost – December 31,
Lessor/University	Commencement	Repayment	2017	2016
Texas A&M University System / Prairie View A&M University (1)	2/1/1996	9/1/2023	$44,364	$45,310
Texas A&M University System / Texas A&M International	2/1/1996	9/1/2023	6,923	7,215
Texas A&M University System / Prairie View A&M University (2)	10/1/1999	8/31/2025	27,802	28,627
		8/31/2028
University of Houston System / University of Houston (3)	9/27/2000	8/31/2035	36,062	37,960
West Virginia University / West Virginia University	7/16/2013	7/16/2045	44,845	43,817
			159,996	162,929
Less accumulated amortization			(78,192)	(77,132)
On-campus participating properties, net			$81,804	$85,797

(1)	Consists of three phases placed in service between 1996 and 1998.

(2)	Consists of two phases placed in service in 2000 and 2003.

(3)	Consists of two phases placed in service in 2001 and 2005.

9. Noncontrolling Interests

Interests in Consolidated Real Estate Joint Ventures and Presale Arrangements

Noncontrolling interests - partially owned properties: As of December 31, 2017, the Operating Partnership consolidates three joint ventures that own and operate three owned off-campus properties. Additionally, in December 2016, the Company entered into a presale agreement to purchase The Edge at Stadium Centre. The portion of net assets attributable to the third-party partners in these arrangements is classified as “noncontrolling interests - partially owned properties” within equity and capital on the accompanying consolidated balance sheets of ACC and the Operating Partnership, respectively.

Redeemable noncontrolling interests (ACC) / redeemable limited partners (Operating Partnership): As part of the Core Transaction discussed in detail in Note 5, the Company entered into the Core Joint Ventures in the third quarter of 2017. The Company is consolidating these joint ventures and the noncontrolling interest holder in each of these consolidated joint ventures has the option to redeem its noncontrolling interest in the entities through the exercise of put options. The options will be exercisable in the third and fourth quarter of 2019, and the redemption price is based on the fair value of the properties at the time of option exercise. As the exercise of the options is outside of the Company’s control, the portion of net assets attributable to the third-party partner in each of the Core Joint Ventures is classified as “redeemable noncontrolling interests” and “redeemable limited partners” in the mezzanine section of the accompanying consolidated balance sheets of ACC and the Operating Partnership, respectively. During the year ended December 31, 2017, there were no changes in the redemption value of redeemable noncontrolling interests that resulted from a change in the fair value of the net assets held by the Core Joint Ventures. For further discussion on accounting for changes in redemption value, refer to Note 2.

The third-party partners’ share of the income or loss of the joint ventures described above is calculated based on the partners’ economic interest in the joint ventures and is included in “net income attributable to noncontrolling interests” on the consolidated statements of comprehensive income of ACC, and is reported as “net income attributable to noncontrolling interests - partially owned properties” on the consolidated statements of comprehensive income of the Operating Partnership.

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

As of both December 31, 2017 and December 31, 2016, approximately 0.8% of the equity interests of the Operating Partnership were held by owners of Common OP Units and Preferred OP Units not held by ACC or ACC Holdings. During the year ended December 31, 2017, 22,000 Common OP Units were converted into an equal number of shares of ACC’s common stock. During the year ended December 31, 2016, 280,915 Common OP Units and 31,846 Preferred OP Units were converted into an equal number of shares of ACC’s common stock.

Below is a table summarizing the activity of redeemable noncontrolling interests (ACC) / redeemable limited partners (Operating Partnership) for the years ended December 31, 2017 and 2016, which includes both the redeemable joint venture partners and OP Units discussed above:

Balance, December 31, 2015	$59,511
Net income	1,106
Distributions	(2,141)
Conversion of redeemable limited partner units into shares of ACC common stock	(11,335)
Adjustments to reflect redeemable limited partner units at fair value	7,937
Balance, December 31, 2016	$55,078
Net income	654
Distributions	(77,031)
Conversion of redeemable limited partner units into shares of ACC common stock	(154)
Contributions from noncontrolling interests	162,794
Adjustments to reflect redeemable limited partner units at fair value	(9,172)
Balance, December 31, 2017	$132,169

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Debt

A summary of the Company’s outstanding consolidated indebtedness, including unamortized debt premiums and discounts, is as follows:

	December 31,
	2017	2016
Debt secured by owned properties:
Mortgage loans payable:
Unpaid principal balance	$496,557	$559,642
Unamortized deferred financing costs	(2,144)	(3,040)
Unamortized debt premiums	19,006	26,830
	513,419	583,432
Construction loans payable (1)	51,780	—
Unamortized deferred financing costs	(888)	—
	564,311	583,432
Debt secured by on-campus participating properties:
Mortgage loans payable (2)	69,776	71,662
Bonds payable	30,575	33,870
Unamortized deferred financing costs	(642)	(769)
	99,709	104,763
Total secured mortgage, construction and bond debt	664,020	688,195
Unsecured notes, net of unamortized OID and deferred financing costs (3)	1,585,855	1,188,737
Unsecured term loans, net of unamortized deferred financing costs (4)	647,044	149,065
Unsecured revolving credit facility	127,600	99,300
Total debt, net	$3,024,519	$2,125,297

(1)
Construction loans payable relates to construction loans partially financing the development of four in-process development properties. These properties are owned by entities determined to be VIEs for which the Company is the primary beneficiary. The creditors of these construction loans do not have recourse to the assets of the Company.

(2)	Mortgage loans payable related to on-campus participating properties do not have recourse to the assets of the Company.

(3)
Includes net unamortized original issue discount (“OID”) of $1.9 million at both December 31, 2017 and 2016, and net unamortized deferred financing costs of $12.2 million at December 31, 2017 and $9.3 million at December 31, 2016.

(4)	Includes net unamortized deferred financing costs of $3.0 million at December 31, 2017 and $0.9 million at December 31, 2016.

Mortgage and Construction Loans Payable

Mortgage loans payable generally feature either monthly interest and principal payments or monthly interest-only payments with balloon payments due at maturity.  For purposes of classification in the following table, variable rate mortgage loans subject to interest rate swaps are deemed to be fixed rate, due to the Company having effectively fixed the interest rate for the underlying debt instrument.  Construction loans payable generally feature monthly payments of interest only during the term of the loan and outstanding borrowings become due at maturity.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Mortgage and construction loans payable, excluding debt premiums and discounts, consisted of the following as of December 31, 2017:

			December 31, 2017
	Principal Outstanding		Weighted		Weighted	Number of
	December 31,		Average		Average	Properties
	2017	2016	Interest Rate		Years to Maturity	Encumbered
Fixed Rate:
Mortgage loans payable (1)	566,333	$631,304	4.64%		5.3 Years	20
Variable Rate:
Construction loans payable (2)	51,780	—	4.41%	—	0.7 Years	4
Total	$618,113	$631,304	4.62%		4.9 Years	24

(1)	Fixed rate mortgage loans payable mature at various dates from June 2018 through July 2045 and carry interest rates ranging from 3.05% to 6.43% at December 31, 2017.

(2)
Variable rate construction loans mature upon completion of the development projects in August and September 2018 and carry interest rates based on LIBOR plus a spread, which translate into interest rates ranging from 3.93% to 4.90% at December 31, 2017.

 During the year ended December 31, 2017, the following transactions occurred:

	Mortgage Loans Payable (1)	Construction Loans Payable
Balance, December 31, 2016	$631,304	$—
Additions:
Construction notes payable - Core Joint Ventures (2)	—	104,056
Draws under advancing construction notes payable	—	40,170
Deductions:
Pay-off of maturing mortgage notes payable (3)	(55,514)	—
Pay-off of construction debt - Core Joint Ventures (2)	—	(92,446)
Scheduled repayments of principal	(9,457)	—
Balance, December 31, 2017	$566,333	$51,780

(1)	Balance excludes unamortized debt premiums and discounts.

(2)
Includes construction debt associated with the Company’s initial investment in the Core Joint Ventures. Construction debt associated with Core JV I, totaling $92.4 million, was paid off with proceeds from the Company’s initial investment in the joint venture (see Note 5).

(3)	The Company paid off fixed rate mortgage debt nearing maturity secured by two owned properties.

In May 2017, the lender of the non-recourse mortgage loan secured by Blanton Common, a property located near Valdosta State University which was inherited as part of the GMH student housing transaction in 2008, sent a formal notice of default and initiated foreclosure proceedings. The property generated insufficient cash flow to cover the debt service on the mortgage, which had a balance of $27.4 million at default and a contractual maturity date of August 2017.  In May 2017, the lender began receiving the net operating cash flows of the property each month in lieu of scheduled monthly mortgage payments. In August 2017, the property transferred to receivership and a third-party manager began managing the property on behalf of the lender. As of December 31, 2017, the Company was cooperating with the lender to allow for a consensual foreclosure process upon which the property will be surrendered to the lender in satisfaction of the mortgage loan. As discussed in Note 2, in June 2017, the Company recorded an impairment charge for this property of $15.3 million.

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

Bonds payable at December 31, 2017 consisted of the following:

			Principal	Weighted		Required
Series	Mortgaged Facilities Subject to Leases	Original	December 31, 2017	Average Rate	Maturity Date	Monthly Debt Service
1999	University Village-PVAMU/TAMIU	$39,270	$16,875	7.76%	September 2023	$302
2001	University College–PVAMU	20,995	11,075	7.62%	August 2025	158
2003	University College–PVAMU	4,325	2,625	6.16%	August 2028	28
	Total/weighted average rate	$64,590	$30,575	7.57%		$488

Unsecured Notes

The Company has issued the following senior unsecured notes:

Date Issued	Amount	% of Par Value	Coupon	Yield		Original Issue Discount	Term (Years)
April 2013	$400,000	99.659	3.750%	3.791%		$1,364	10
June 2014	400,000	99.861	4.125%	4.269%	(1)	556	10
September 2015	400,000	99.811	3.350%	3.391%		756	5
October 2017	400,000	99.912	3.625%	3.635%		352	10
	$1,600,000					$3,028

(1)	The yield includes effect of the amortization of the interest rate swap terminations (see Note 13 for details).

The notes are fully and unconditionally guaranteed by the Company.  Interest on the notes is payable semi-annually. The terms of the unsecured notes include certain financial covenants that require the Operating Partnership to limit the amount of total debt and secured debt as a percentage of total asset value, as defined.  In addition, the Operating Partnership must maintain a minimum ratio of unencumbered asset value to unsecured debt, as well as a minimum interest coverage level. As of December 31, 2017, the Company was in compliance with all such covenants.

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

The unsecured revolving credit facility bears interest at a variable rate, at the Company’s option, based upon a base rate of one-, two-, three- or six-month LIBOR, plus, in each case, a spread based upon the Company’s investment grade rating from either Moody’s Investor Services, Inc. or Standard & Poor’s Rating Group. Additionally, the Company is required to pay a facility fee of 0.20% per annum on the $700 million revolving credit facility.  As of December 31, 2017, the revolving credit facility bore interest at a weighted average annual rate of 2.71% (1.51% + 1.00% spread + 0.20% facility fee), and availability under the revolving credit facility totaled $572.4 million.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The terms of the unsecured credit facility include certain restrictions and covenants, which limit, among other items, the incurrence of additional indebtedness and liens.  The facility contains customary affirmative and negative covenants and also contains financial covenants that, among other things, require the Company to maintain certain maximum leverage ratios and minimum ratios of “EBITDA” (earnings before interest, taxes, depreciation and amortization) to fixed charges.  The financial covenants also include a minimum asset value requirement, a maximum secured debt ratio, and a minimum unsecured debt service coverage ratio.  As of December 31, 2017, the Company was in compliance with all such covenants.

Unsecured Term Loans

The Company has a $150 million unsecured term loan (“Term Loan I Facility”) which has an accordion feature that allows the Company to expand the amount by up to an additional $50 million, subject to the satisfaction of certain conditions. The maturity date of the Term Loan I Facility is March 2021. The weighted average annual rate on the Term Loan I Facility was 2.47% (1.37% + 1.10% spread) at December 31, 2017.

In June 2017, the Company entered into an Unsecured Term Loan Credit Agreement (the “New Term Loan II Facility”) totaling $200 million. The maturity date of the New Term Loan II Facility is June 2022. The agreement has an accordion feature that allows the Company to expand the amount by up to an additional $100 million, subject to the satisfaction of certain conditions. The weighted average annual rate on the New Term Loan II Facility was 2.45% (1.35% + 1.10% spread) at December 31, 2017.

In September 2017, the Company entered into an Unsecured Term Loan Credit Agreement (“Term Loan III Facility”) totaling $300 million. The maturity date of the Term Loan III Facility is September 2018, and can be extended for two one-year periods at the Company’s option, subject to the satisfaction of certain conditions. The agreement has an accordion feature that allows the Company to expand the amount by up to an additional $100 million, subject to the satisfaction of certain conditions. The weighted average annual rate on this term loan was 2.41% (1.31% + 1.10% spread) at December 31, 2017.
The terms of the term loan facilities described above include certain restrictions and covenants consistent with those of the unsecured revolving credit facility discussed above. As of December 31, 2017, the Company was in compliance with all such covenants.

Debt Maturities

The following table summarizes the stated debt maturities and scheduled amortization payments, excluding debt premiums and discounts, for each of the five years subsequent to December 31, 2017 and thereafter:

2018	$497,523	(1)
2019	13,036
2020	455,046
2021	382,147
2022	360,038
Thereafter	1,318,498
	$3,026,288

(1)
2018 includes $51.8 million related to construction loans used to finance the development and construction of four in-process development properties held by entities determined to be VIEs. These loans are an obligation of the third-party developers and will be paid off with proceeds from the Company’s investment in the properties, which is expected to occur upon the successful completion and delivery of the properties in August and September 2018 (see Note 5 and Note 16).

Other than with regard to the non-recourse mortgage loan secured by Blanton Common, as discussed above, payment of principal and interest were current at December 31, 2017.  Certain of the mortgage notes and bonds payable are subject to prepayment penalties.

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

The following table presents activity under the Company’s ATM Equity Program:

	Year Ended December 31,
	2017	2016
Total net proceeds	$188,538	$75,090
Commissions paid to sales agents	$2,374	$953
Weighted average price per share	$48.34	$51.07
Shares of common stock sold	3,949,356	1,489,000

As of December 31, 2017, the Company had approximately $233.0 million available for issuance under its ATM Equity Program.

In 2015, the Company established a Non-Qualified Deferred Compensation Plan (“Deferred Compensation Plan”) maintained for the benefit of select employees and members of the Company’s Board of Directors, in which vested share awards (see Note 12), salary and other cash amounts earned may be deposited. Deferred Compensation Plan assets are held in a rabbi trust, which is subject to the claims of the Company’s creditors in the event of bankruptcy or insolvency. The shares held in the Deferred Compensation Plan are classified within stockholders’ equity in a manner similar to the manner in which treasury stock is classified. Subsequent changes in the fair value of the shares are not recognized. During the year ended December 31, 2017, 43,597 shares of ACC’s common stock were deposited into the Deferred Compensation Plan, bringing the total ACC shares held in the Deferred Compensation Plan to 63,778 as of December 31, 2017.
Partners’ Capital – Operating Partnership

In connection with the issuance of common shares under the ATM Equity Program discussed above, ACCOP issued a number of Common OP Units to ACC equivalent to the number of common shares issued by ACC.

12. Incentive Award Plan

In May 2010, the Company’s stockholders approved the American Campus Communities, Inc. 2010 Incentive Award Plan (the “Plan”).  The Plan provides for the grant of various stock-based incentive awards to selected employees and directors of the Company and the Company’s affiliates.  The types of awards that may be granted under the Plan include incentive stock options, nonqualified stock options, restricted stock awards (“RSAs”), restricted stock units (“RSUs”), profits interest units (“PIUs”) and other stock-based awards.  The Company has reserved a total of 1.7 million shares of the Company’s common stock for issuance pursuant to the Plan, subject to certain adjustments for changes in the Company’s capital structure, as defined in the Plan.  As of December 31, 2017, 468,022 shares were available for issuance under the Plan.

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

A summary of ACC’s RSUs under the Plan for the years ended December 31, 2017 and 2016 and activity during the year then ended is presented below:

	Number of RSUs	Weighted-Average Grant Date Fair Value Per RSU
Outstanding at December 31, 2015	—	$—
Granted	18,908	46.81
Settled in common shares	(15,524)	46.87
Settled in cash	(3,384)	46.55
Outstanding at December 31, 2016	—	$—
Granted	18,221	46.67
Settled in common shares	(16,295)	46.65
Settled in cash	(1,926)	46.76
Outstanding at December 31, 2017	—	$—

The Company recognized expense of approximately $0.9 million for each of the years ended December 31, 2017, 2016 and 2015, respectively, reflecting the fair value of the RSUs issued on the date of grant and the expense is included in general and administrative expenses on the Company’s consolidated statements of comprehensive income. The weighted-average grant-date fair value for each RSU granted during the year ended December 31, 2015 was $39.65.

Restricted Stock Awards

The Company awards RSAs to its executive officers and certain employees that generally vest in equal annual installments over a five year period.  Unvested awards are forfeited upon the termination of an individual’s employment with the Company under specified circumstances.  Recipients of RSAs receive dividends, as declared by the Company’s Board of Directors, on unvested shares, provided that the recipient continues to be employed by the Company.  A summary of the Company’s RSAs under the Plan for the years ended December 31, 2017 and 2016 is presented below:

	Number of RSAs	Weighted-Average Grant Date Fair Value Per RSA
Nonvested balance at December 31, 2015	655,925	$41.12
Granted	332,717	41.41
Vested	(127,352)	40.19
Forfeited	(88,189)	40.47
Nonvested balance at December 31, 2016	773,101	$41.47
Granted	344,688	48.55
Vested	(193,186)	42.29
Forfeited	(113,733)	42.36
Nonvested balance at December 31, 2017	810,870	$44.16

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of RSAs is calculated based on the closing market value of the Company’s common stock on the date of grant.  The fair value of these awards is amortized to expense over the vesting periods, which amounted to approximately $13.1 million, $9.3 million and $7.5 million for the years ended December 31, 2017, 2016 and 2015, respectively.  The amortization of restricted stock awards for the year ended December 31, 2017 includes $2.4 million of contractual executive separation and retirement charges incurred with regard to the retirement of the Company’s former Chief Financial Officer, representing the June 30, 2017 vesting of 46,976 RSAs, net of shares withheld for taxes, related to the retirement. The weighted-average grant date fair value for each RSA granted and forfeited during the year ended December 31, 2015 was $44.23 and $38.78, respectively.

The total fair value of RSAs vested during the year ended December 31, 2017, was approximately $14.6 million.  Additionally, as of December 31, 2017, the Company had approximately $26.9 million of total unrecognized compensation cost related to these RSAs, which is expected to be recognized over a remaining weighted-average period of 3.1 years.

Per the provisions of the Plan, an employee becomes retirement eligible when (i) the sum of an employee’s full years of service (a minimum of 120 contiguous full months) and the employee’s age on the date of termination (a minimum of 50 years of age) equals or exceeds 70 years (hereinafter referred to as the “Rule of 70”); (ii) the employee gives at least six months prior written notice to the Company of his or her intention to retire; and (iii) the employee enters into a noncompetition agreement and a general release of all claims in a form that is reasonably satisfactory to the Company.  As of December 31, 2017, 12 employees have met the Rule of 70, including the Company’s Chief Executive Officer and President. A total of 259,125 unvested RSAs are held by such employees.  Once the other two conditions of retirement eligibility are met, the shares held by these employees will be subject to accelerated vesting.

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

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements.  To accomplish this objective, the Company primarily uses interest rate swaps and forward starting swaps as part of its interest rate risk management strategy.  Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.  Forward starting swaps are used to protect the Company against adverse fluctuations in interest rates by reducing its exposure to variability in cash flows relating to interest payments on a forecasted issuance of debt. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in other comprehensive income (outside of earnings) and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. Ineffectiveness resulting from the derivative instruments summarized below was immaterial for the years ended December 31, 2017, 2016 and 2015.

The following table summarizes the Company’s outstanding interest rate swap contracts as of December 31, 2017:

Hedged Debt Instrument	Effective Date	Maturity Date	Pay Fixed Rate	Receive Floating Rate Index	Current Notional Amount	Fair Value
Cullen Oaks mortgage loan	Feb 18, 2014	Feb 15, 2021	2.2750%	LIBOR - 1 month	$13,698	$(95)
Cullen Oaks mortgage loan	Feb 18, 2014	Feb 15, 2021	2.2750%	LIBOR - 1 month	13,839	(96)
Park Point mortgage loan	Nov 1, 2013	Oct 5, 2018	1.5450%	LIBOR - 1 month	70,000	87
				Total	$97,537	$(104)

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In January 2017, the remaining interest rate swaps on the Term Loan I Facility expired and the remaining immaterial balance in accumulated other comprehensive income was reclassified into earnings.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of December 31, 2017 and 2016:

	Asset Derivatives			Liability Derivatives
		Fair Value as of			Fair Value as of
Description	Balance Sheet Location	December 31, 2017	December 31, 2016	Balance Sheet Location	December 31, 2017	December 31, 2016

Interest rate swap contracts	Other assets	$87	$—	Other liabilities	$191	$1,099
Total derivatives designated as hedging instruments		$87	$—		$191	$1,099

14. Fair Value Disclosures

Financial Instruments Carried at Fair Value

The following table presents information about the Company’s financial instruments measured at fair value on a recurring basis as of December 31, 2017 and 2016, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.  In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities the Company has the ability to access.  Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.  Level 2 inputs include quoted prices for similar assets and liabilities in active markets and inputs other than quoted prices observable for the asset or liability, such as interest rates and yield curves observable at commonly quoted intervals.  Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

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

Disclosures concerning financial instruments measured at fair value are as follows:

	Fair Value Measurements as of
	December 31, 2017				December 31, 2016
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Derivative financial instruments	$—	$87	$—	$87	$—	$—	$—	$—
Liabilities:
Derivative financial instruments	$—	$191	$—	$191	$—	$1,099	$—	$1,099
Mezzanine:
Redeemable noncontrolling interests (Company)/Redeemable limited partners (Operating Partnership)	$—	$44,503	$87,666	$132,169	$—	$55,078	$—	$55,078

The Company uses derivative financial instruments, specifically interest rate swaps and forward starting swaps, for nontrading purposes.  The Company uses interest rate swaps to manage interest rate risk arising from previously unhedged interest payments associated with variable rate debt and forward starting swaps to reduce exposure to variability in cash flows relating to interest payments on forecasted issuances of debt.  Through December 31, 2017, derivative financial instruments were designated and qualified as cash flow hedges.  Derivative contracts with positive net fair values inclusive of net accrued interest receipts or payments are recorded in other assets.  Derivative contracts with negative net fair values, inclusive of net accrued interest payments

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

or receipts, are recorded in other liabilities.  The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative.  This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves.  The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts).  The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.

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

Although the Company has determined the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparty.  However, as of December 31, 2017 and 2016, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivative financial instruments.  As a result, the Company has determined each of its derivative valuations in its entirety is classified in Level 2 of the fair value hierarchy.

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

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below contains the estimated fair value and related carrying amounts for the Company’s financial instruments as of December 31, 2017 and 2016:

	December 31, 2017			December 31, 2016
	Estimated Fair Value	Carrying Amount		Estimated Fair Value	Carrying Amount
Assets:
Loans receivable	$54,140	$57,948		$54,396	$58,539
Liabilities:
Unsecured notes	$1,620,839	$1,585,855	(1)	$1,211,344	$1,188,737	(1)
Mortgage loans	$571,676	$582,927	(2)	$644,617	$654,794	(2)
Bonds payable	$32,552	$30,201		$37,066	$33,401

(1)	Includes net unamortized OID and net unamortized deferred financing costs (see Note 10).

(2)	Includes net unamortized debt premiums and discounts and net unamortized deferred financing costs (see Note 10).

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

Owned On-Campus Properties

Under its ACE program, the Company has entered into ground/facility lease agreements with fifteen university systems to finance, construct, and manage 32 student housing properties (see Note 2 for details).  As of December 31, 2017 and 2016, net prepaid ground rent totaled approximately $8.4 million and $10.5 million, respectively, and is included in other assets on the accompanying consolidated balance sheets. Under these ground/facility leases, the Company recognized rent expense of approximately $7.4 million, $6.2 million and $5.3 million for the years ended December 31, 2017, 2016 and 2015, respectively, and capitalized rent of approximately $2.0 million, $0.7 million and $0.4 million for the years ended December 31, 2017, 2016 and 2015, respectively. Rent expense is included in ground/facility leases expense in the accompanying consolidated statements of comprehensive income.

On-Campus Participating Properties

The Company is a party to ground/facility lease agreements with three university systems for the purpose of developing, constructing, and operating five student housing facilities on university campuses. Under the terms of the agreements, the lessor receives 50% of defined net cash flows on an annual basis through the term of the lease (see Note 2 and Note 8 for details). Under these leases, the Company recognized rent expense of approximately $2.8 million, $3.0 million and $2.9 million for the years ended December 31, 2017, 2016 and 2015, respectively. Rent expense is included in ground/facility leases expense in the accompanying consolidated statements of comprehensive income.

Other Leases

The Company has entered into ground lease agreements with third parties for the purpose of constructing and operating certain of its owned off-campus student housing properties.  As of December 31, 2017 and 2016, net deferred ground rent totaled approximately $3.6 million and $3.2 million, respectively, and is included in other liabilities on the accompanying consolidated balance sheets. Under these ground leases, the Company recognized rent expense of approximately $2.4 million, $2.2 million and $2.2 million for the years ended December 31, 2017, 2016 and 2015, respectively. Rent expense is included in owned properties operating expenses in the accompanying consolidated statements of comprehensive income.

In addition, the Company has entered into a lease for corporate office space beginning January 2011, and expiring December 2020. Additionally, the Company entered into a lease for expansion space for its corporate office beginning December 2016 and expiring March 2024. The terms of the leases provide for a period of free rent, scheduled rental rate increases, and common area maintenance

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

charges upon expiration of the free rent period. The Company also has various operating leases for furniture, office and technology equipment, which expire through 2023.

There were no capital lease obligations outstanding as of December 31, 2017. Future minimum commitments over the life of all leases, which exclude variable rent payments, are as follows:

Operating
2018	$8,568
2019	9,719
2020	10,159
2021	9,186
2022	9,186
Thereafter	372,397
Total minimum lease payments	$419,215

16. Commitments and Contingencies

Commitments

Construction Contracts: As of December 31, 2017, excluding four properties under construction and subject to presale arrangements which are being funded by construction loans, the Company estimates additional costs to complete nine owned development projects currently under construction or under contract to begin construction, to be approximately $376.2 million.

Joint Ventures: As discussed in Note 5, as part of the Core Transaction, the Company entered into two joint ventures during the third quarter of 2017. As part of this transaction, the Company is obligated to increase its investment in the joint ventures over a two year period, resulting in a funding commitment of approximately $284.6 million.

Presale Development Projects: In December 2016, the Company entered into a presale agreement to purchase The Edge - Stadium Centre, an in-process development, for approximately $42.6 million, which includes the purchase price and elected upgrades. The Company is obligated to purchase the property upon delivery of the asset, which is expected to occur in August 2018 (see Note 5).

The Company expects to fund the commitments mentioned above through a combination of proceeds from cash flows generated from operations, anticipated property dispositions, joint venture activity, and a combination of debt and equity transactions, which may include net proceeds from the ATM Equity Program discussed in Note 11, borrowings under the Company’s existing unsecured credit facilities, and accessing the unsecured bond market.

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
Under project cost guarantees, the Company is responsible for the construction cost of a project in excess of an approved budget. The budget consists primarily of costs included in the general contractors’ guaranteed maximum price contract (“GMP”). In most cases, the GMP obligates the general contractor, subject to force majeure and approved change orders, to provide completion date guarantees and to cover cost overruns and liquidated damages. In addition, the GMP is in certain cases secured with payment and performance bonds. Project cost guarantees expire upon completion of certain developer obligations, which are normally satisfied within one year after completion of the project.  The Company’s estimated maximum exposure amount under the above guarantees is approximately $7.8 million as of December 31, 2017.  As of December 31, 2017, management did not anticipate any material deviations from schedule or budget related to third-party development projects currently in progress.

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

Other Guarantees: In 2017, as part of the purchase of an undeveloped land parcel, the Company entered into an agreement to construct a commercial retail space within a future development that will be conveyed back to the seller upon construction completion.  If the construction of the retail space is not completed in accordance with the agreement, the Company is required to pay liquidated damages of $2.1 million. As of December 31, 2017, management did not anticipate issues in completing construction of the retail space in accordance with the agreement.

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

17. Segments

The Company defines business segments by their distinct customer base and service provided.  The Company has identified four reportable segments: Owned Properties, On-Campus Participating Properties, Development Services, and Property Management Services.  Management evaluates each segment’s performance based on operating income before depreciation, amortization and minority interests.

During the year ended December 31, 2017, the Company revised the measure of profit or loss for each segment to include the allocation of costs related to corporate management and oversight and to exclude intercompany management fee revenue. This was due to a presentation change in the information used by the Company’s chief operating decision makers to assess segment and company-wide performance and allocate resources, which was driven by the reorganization of duties within the Company’s executive management team. Prior period amounts have been reclassified to conform to the current period presentation.

	Year Ended December 31,
	2017	2016	2015
Owned Properties
Rental revenues and other income	$741,909	$738,598	$708,018
Interest income	1,545	1,170	1,071
Total revenues from external customers	743,454	739,768	709,089
Operating expenses before depreciation, amortization, and ground/facility lease expense	(332,429)	(337,296)	(331,836)
Ground/facility leases	(7,372)	(6,158)	(5,297)
Interest expense, net (1)	(3,659)	(18,552)	(30,147)
Operating income before depreciation and amortization	$399,994	$377,762	$341,809
Depreciation and amortization	$223,939	$200,934	$198,986
Capital expenditures	$617,552	$485,726	$316,468
Total segment assets at December 31,	$6,691,758	$5,672,360	$5,804,068

On-Campus Participating Properties
Rental revenues and other income	$33,945	$33,433	$31,586
Interest income	65	10	2
Total revenues from external customers	34,010	33,443	31,588
Operating expenses before depreciation, amortization, and ground/facility lease expense	(14,384)	(13,447)	(12,437)
Ground/facility lease	(2,841)	(3,009)	(2,935)
Interest expense, net (1)	(5,264)	(5,539)	(5,833)
Operating income before depreciation and amortization	$11,521	$11,448	$10,383
Depreciation and amortization	$7,536	$7,343	$7,034
Capital expenditures	$3,533	$2,944	$2,943
Total segment assets at December 31,	$100,031	$103,256	$104,641

Development Services
Development and construction management fees	$10,761	$4,606	$4,964
Operating expenses	(7,618)	(7,530)	(8,119)
Operating income (loss) before depreciation and amortization	$3,143	$(2,924)	$(3,155)
Total segment assets at December 31,	$6,726	$2,601	$1,730

Property Management Services
Property management fees from external customers	$9,832	$9,724	$8,813
Operating expenses	(7,607)	(7,003)	(6,227)
Operating income before depreciation and amortization	$2,225	$2,721	$2,586
Total segment assets at December 31,	$7,576	$7,997	$9,432

Reconciliations
Total segment revenues and other income	$798,057	$787,541	$754,454
Unallocated interest income earned on investments and corporate cash	3,335	4,301	3,348
Total consolidated revenues, including interest income	$801,392	$791,842	$757,802
Segment operating income before depreciation and amortization	$416,883	$389,007	$351,623
Depreciation and amortization	(239,574)	(217,907)	(214,338)
Net unallocated expenses relating to corporate interest and overhead	(90,250)	(72,788)	(69,299)
(Loss) gain from disposition of real estate	(632)	21,197	52,699
Provision for real estate impairment	(15,317)	(4,895)	—
Other nonoperating income	—	—	388
Loss from early extinguishment of debt	—	(12,841)	(1,770)
Income tax provision	(989)	(1,150)	(1,242)
Net income	$70,121	$100,623	$118,061

Total segment assets	$6,806,091	$5,786,214	$5,919,871
Unallocated corporate assets	91,279	79,699	86,377
Total assets at December 31,	$6,897,370	$5,865,913	$6,006,248

(1)	Net of capitalized interest and amortization of debt premiums.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. Quarterly Financial Information (Unaudited)

American Campus Communities, Inc.

The information presented below represents the quarterly consolidated financial results of the Company for the years ended December 31, 2017 and 2016.

	2017
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Total revenues	$192,938	$179,008	$196,938	$227,563	$796,447
Operating income	49,219	12,610	17,575	63,134	142,538

Net income (loss)	34,449	(2,653)	(1,233)	39,558	70,121
Net income attributable to noncontrolling interests	(399)	(109)	(79)	(496)	(1,083)
Net income (loss) attributable to ACC, Inc. and Subsidiaries common stockholders	$34,050	$(2,762)	$(1,312)	$39,062	$69,038
Net income (loss) attributable to common stockholders per share - basic	$0.25	$(0.02)	$(0.01)	$0.28	$0.50
Net income (loss) attributable to common stockholders per share - diluted	$0.25	$(0.02)	$(0.01)	$0.28	$0.50

	2016
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Total revenues	$199,995	$185,983	$196,411	$203,972	$786,361
Operating income	53,035	39,106	29,278	51,724	173,143

Net income	46,209	18,765	9,845	25,804	100,623
Net income attributable to noncontrolling interests	(622)	(327)	(201)	(412)	(1,562)
Net income attributable to ACC, Inc. and Subsidiaries common stockholders	$45,587	$18,438	$9,644	$25,392	$99,061
Net income attributable to common stockholders per share - basic	$0.37	$0.14	$0.07	$0.19	$0.76	(1)
Net income attributable to common stockholders per share - diluted	$0.36	$0.14	$0.07	$0.19	$0.75	(1)

(1)	Net income per share is computed independently for each of the periods presented. Therefore, the sum of quarterly net income per share amounts may not equal the total computed for the year.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

American Campus Communities Operating Partnership, L.P.

The information presented below represents the quarterly consolidated financial results of the Operating Partnership for the years ended December 31, 2017 and 2016.

	2017
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Total revenues	$192,938	$179,008	$196,938	$227,563	$796,447
Operating income	49,219	12,610	17,575	63,134	142,538

Net income (loss)	34,449	(2,653)	(1,233)	39,558	70,121
Net income attributable to noncontrolling interests	(105)	(97)	(57)	(176)	(435)
Series A preferred unit distributions	(31)	(31)	(31)	(31)	(124)
Net income (loss) available to common unitholders	$34,313	$(2,781)	$(1,321)	$39,351	$69,562
Net income (loss) per unit attributable to common unitholders - basic	$0.25	$(0.02)	$(0.01)	$0.28	$0.50
Net income (loss) per unit attributable to common unitholders - diluted	$0.25	$(0.02)	$(0.01)	$0.28	$0.50

	2016
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Total revenues	$199,995	$185,983	$196,411	$203,972	$786,361
Operating income	53,035	39,106	29,278	51,724	173,143

Net income	46,209	18,765	9,845	25,804	100,623
Net income attributable to noncontrolling interests	(104)	(104)	(77)	(171)	(456)
Series A preferred unit distributions	(42)	(37)	(36)	(31)	(146)
Net income available to common unitholders	$46,063	$18,624	$9,732	$25,602	$100,021
Net income per unit attributable to common unitholders - basic	$0.37	$0.14	$0.07	$0.19	$0.76	(1)
Net income per unit attributable to common unitholders - diluted	$0.36	$0.14	$0.07	$0.19	$0.75	(1)

(1)	Net income per share is computed independently for each of the periods presented. Therefore, the sum of quarterly net income per share amounts may not equal the total computed for the year.

19. Subsequent Events

Presale Development Projects: In January 2018, the Company entered into a presale agreement to purchase the Stadium Centre Phase IV, a 340-bed, property under development located near Florida State University. The Company is obligated to purchase the property for approximately $36.7 million as long as certain construction completion deadlines and other closing conditions are met.

Distributions:  On January 23, 2018, the Company’s Board of Directors declared a distribution per share of $0.44 which was paid on February 16, 2018 to all common stockholders of record as of February 2, 2018.  At the same time, the Operating Partnership paid an equivalent amount per unit to holders of Common Units, as well as the quarterly cumulative preferential distribution to holders of Series A Preferred Units (see Note 9).

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20. Schedule of Real Estate and Accumulated Depreciation

			Initial Cost			Total Costs
	Units	Beds	Land	Buildings and Improvements and Furniture, Fixtures and Equipment	Costs Capitalized Subsequent to Acquisition / Initial Development	Land	Buildings and Improvements and Furniture, Fixtures and Equipment	Total (1)	Accumulated Depreciation	Encumbrances (2)	Year Built (3)
Owned Properties
The Callaway House	173	538	$5,081	$20,499	$7,434	$5,003	$28,011	$33,014	$11,736	$—	1999
The Village at Science Drive	192	732	4,673	19,021	6,696	4,673	25,717	30,390	8,860	—	2000
University Village at Boulder Creek	82	309	1,035	16,393	645	1,035	17,038	18,073	6,688	—	2002
University Village - Fresno	105	406	929	15,168	—	929	15,168	16,097	5,332	—	2004
University Village - Temple	220	749	—	41,119	940	—	42,059	42,059	14,360	—	2004
College Club Townhomes (4)	136	544	1,967	16,049	1,770	1,967	17,819	19,786	6,763	—	2002
University Club Apartments	94	376	1,416	11,848	1,057	1,416	12,905	14,321	4,480	—	1999
City Parc at Fry Street	136	418	1,902	17,678	1,196	1,902	18,874	20,776	6,305	—	2004
Entrada Real	98	363	1,475	15,859	2,027	1,475	17,886	19,361	5,728	—	2000
University Village at Sweethome	269	828	2,473	34,448	—	2,473	34,448	36,921	11,183	—	2005
University Village - Tallahassee (5)	217	716	4,322	26,225	3,796	4,322	30,021	34,343	9,435	—	1991
Royal Village Gainesville	118	448	2,386	15,153	3,509	2,363	18,685	21,048	5,223	—	1996
Royal Lexington	94	364	2,848	12,783	4,276	2,848	17,059	19,907	5,343	—	1994
Raiders Pass	264	828	3,877	32,445	2,825	3,877	35,270	39,147	10,775	—	2001
Aggie Station	156	450	1,634	18,821	2,819	1,634	21,640	23,274	6,218	—	2003
The Outpost - San Antonio	276	828	3,262	36,252	3,596	3,262	39,848	43,110	11,716	—	2005
Callaway Villas	236	704	3,903	31,953	—	3,903	31,953	35,856	9,207	—	2006
The Village on Sixth Avenue	248	752	2,763	22,480	1,606	2,763	24,086	26,849	7,001	—	1999
Newtown Crossing	356	942	7,013	53,597	1,657	7,013	55,254	62,267	17,456	—	2005
Olde Towne University Square	224	550	2,277	24,614	935	2,277	25,549	27,826	8,412	—	2005
Peninsular Place	183	478	2,306	16,559	941	2,306	17,500	19,806	6,062	—	2005
University Centre	234	838	—	77,378	3,617	—	80,995	80,995	24,175	—	2007
The Summit & Jacob Heights (5)	258	930	2,318	36,464	1,868	2,318	38,332	40,650	10,019	—	2004
GrandMarc Seven Corners	186	440	4,491	28,807	1,522	4,491	30,329	34,820	8,109	—	2000
Aztec Corner	180	606	17,460	32,209	1,728	17,460	33,937	51,397	9,120	—	2001
The Tower at Third	188	375	1,145	19,128	11,868	1,267	30,874	32,141	8,867	—	1973
Willowtree Apartments and Tower (4)	473	851	9,807	21,880	3,671	9,807	25,551	35,358	7,863	—	1970
University Pointe	204	682	989	27,576	4,155	989	31,731	32,720	8,541	—	2004
University Trails	240	684	1,183	25,173	3,284	1,183	28,457	29,640	8,166	—	2003
Campus Trails	156	480	1,358	11,291	4,827	1,358	16,118	17,476	4,716	—	1991
University Crossings (ACE)	260	1,016	—	50,668	38,616	—	89,284	89,284	22,967	—	2003
Vista del Sol (ACE)	613	1,866	—	135,939	3,924	—	139,863	139,863	38,013	—	2008
Villas at Chestnut Ridge	196	552	2,756	33,510	1,335	2,756	34,845	37,601	9,858	—	2008
Barrett Honors College (ACE)	604	1,721	—	131,302	17,485	—	148,787	148,787	39,130	—	2009

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

			Initial Cost			Total Costs
	Units	Beds	Land	Buildings and Improvements and Furniture, Fixtures and Equipment	Costs Capitalized Subsequent to Acquisition / Initial Development	Land	Buildings and Improvements and Furniture, Fixtures and Equipment	Total (1)	Accumulated Depreciation	Encumbrances (2)	Year Built (3)
Sanctuary Lofts	201	487	$2,960	$18,180	$3,738	$2,960	$21,918	$24,878	$6,680	$—	2006
Blanton Common (6)	276	860	3,788	16,759	—	3,788	16,759	20,547	7,193	27,380	2005
The Edge- Charlotte	180	720	3,076	23,395	8,830	3,076	32,225	35,301	7,957	—	1999
University Walk	120	480	2,016	14,599	3,021	2,016	17,620	19,636	4,668	—	2002
Uptown Apartments	180	528	3,031	21,685	2,151	3,031	23,836	26,867	5,429	—	2004
2nd Ave Centre	274	868	4,434	27,236	3,804	4,434	31,040	35,474	8,151	—	2008
Villas at Babcock	204	792	4,642	30,901	47	4,642	30,948	35,590	9,487	—	2011
Lobo Village (ACE)	216	864	—	42,490	543	—	43,033	43,033	8,990	—	2011
Villas on Sycamore	170	680	3,000	24,640	263	3,000	24,903	27,903	8,064	—	2011
University Village Northwest (ACE)	36	144	—	4,228	109	—	4,337	4,337	1,149	—	2011
26 West	367	1,026	21,396	63,994	6,307	21,396	70,301	91,697	13,782	—	2008
The Varsity	258	901	11,605	108,529	2,413	11,605	110,942	122,547	18,831	—	2011
Avalon Heights	210	754	4,968	24,345	13,726	4,968	38,071	43,039	6,584	—	2002
University Commons	164	480	12,559	19,010	2,701	12,559	21,711	34,270	4,166	—	2003
Casas del Rio (ACE)	283	1,028	—	40,639	1,198	—	41,837	41,837	12,691	—	2012
The Suites (ACE) (4)	439	878	—	45,296	502	—	45,798	45,798	9,467	—	2013
Hilltop Townhomes (ACE)	144	576	—	31,507	419	—	31,926	31,926	8,042	—	2012
U Club on Frey (4)	216	864	8,703	36,873	938	8,703	37,811	46,514	7,837	—	2013
Campus Edge on UTA Boulevard	128	488	2,661	21,233	587	2,661	21,820	24,481	5,495	—	2012
U Club Townhomes on Marion Pugh	160	640	6,722	26,546	928	6,722	27,474	34,196	7,207	—	2012
Villas on Rensch	153	610	10,231	33,852	759	10,231	34,611	44,842	8,025	—	2012
The Village at Overton Park	163	612	5,262	29,374	1,009	5,262	30,383	35,645	7,663	—	2012
Casa de Oro (ACE)	109	365	—	12,362	157	—	12,519	12,519	3,424	—	2012
The Villas at Vista del Sol (ACE)	104	400	—	20,421	334	—	20,755	20,755	5,743	—	2012
The Block	669	1,555	22,270	141,430	10,248	22,350	151,598	173,948	22,736	—	2008
University Pointe at College Station (ACE)	282	978	—	84,657	2,089	—	86,746	86,746	22,279	—	2012
309 Green	110	416	5,351	49,987	3,695	5,351	53,682	59,033	8,518	30,222	2008
The Retreat	187	780	5,265	46,236	2,364	5,265	48,600	53,865	7,979	—	2012
Lofts54	43	172	430	14,741	4,254	430	18,995	19,425	2,849	10,409	2008
Campustown Rentals	264	746	2,382	40,190	3,902	2,382	44,092	46,474	8,356	—	1982
Chauncey Square	158	386	2,522	40,013	1,708	2,522	41,721	44,243	6,919	—	2011
Texan & Vintage West Campus (4)	124	311	5,937	11,906	15,449	5,937	27,355	33,292	4,296	8,381	2008
The Castilian	371	623	3,663	59,772	33,270	3,663	93,042	96,705	15,537	—	1967
Bishops Square	134	315	1,206	17,878	1,649	1,206	19,527	20,733	3,645	11,141	2002
Union	54	120	169	6,348	977	169	7,325	7,494	1,339	3,471	2006
922 Place	132	468	3,363	34,947	3,106	3,363	38,053	41,416	6,920	—	2009
Campustown	452	1,217	1,818	77,894	4,490	1,818	82,384	84,202	13,027	—	1997

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

			Initial Cost			Total Costs
	Units	Beds	Land	Buildings and Improvements and Furniture, Fixtures and Equipment	Costs Capitalized Subsequent to Acquisition / Initial Development	Land	Buildings and Improvements and Furniture, Fixtures and Equipment	Total (1)	Accumulated Depreciation	Encumbrances (2)	Year Built (3)
River Mill	243	461	$1,741	$22,806	$3,327	$1,741	$26,133	$27,874	$4,660	$—	1972
Landmark	173	606	3,002	118,168	1,175	3,002	119,343	122,345	17,702	—	2012
Icon Plaza	56	253	6,292	65,857	3,475	6,292	69,332	75,624	10,415	—	2012
The Province - Greensboro	219	696	2,226	48,567	1,149	2,226	49,716	51,942	8,346	27,598	2011
RAMZ Apts on Broad	88	172	785	12,303	564	785	12,867	13,652	2,095	—	2004
The Lofts at Capital Garage	36	144	313	3,581	553	313	4,134	4,447	815	—	2000
25 Twenty	249	562	2,226	33,429	1,111	2,226	34,540	36,766	6,555	25,698	2011
The Province - Louisville	366	858	4,392	63,068	1,394	4,392	64,462	68,854	11,160	35,938	2009
West 27th Place	161	475	13,900	76,720	1,316	13,900	78,036	91,936	11,530	37,460	2011
The Province - Rochester	336	816	3,798	70,955	2,216	3,798	73,171	76,969	12,403	33,719	2010
5 Twenty Four & 5 Twenty Five Angliana (4)	376	1,060	—	60,448	6,941	5,214	62,175	67,389	10,879	—	2010
The Province - Tampa	287	947	—	52,943	3,279	—	56,222	56,222	9,361	31,826	2009
U Point Kennesaw	216	795	1,482	61,654	5,640	1,482	67,294	68,776	12,059	—	2012
The Cottages of Durham	141	619	3,955	41,421	2,082	3,955	43,503	47,458	8,894	—	2012
University Edge	201	608	4,500	26,385	1,213	4,500	27,598	32,098	4,392	—	2012
The Lodges of East Lansing	364	1,049	6,472	89,231	1,293	6,472	90,524	96,996	14,381	29,126	2012
7th Street Station	82	309	9,792	16,472	485	9,792	16,957	26,749	2,862	—	2012
The Callaway House Austin	219	753	—	61,550	769	—	62,319	62,319	10,973	—	2013
Manzanita (ACE)	241	816	—	48,781	350	—	49,131	49,131	9,465	—	2013
University View (ACE)	96	336	—	14,683	176	—	14,859	14,859	2,819	—	2013
U Club Townhomes at Overton Park	112	448	7,775	21,483	658	7,775	22,141	29,916	4,106	—	2013
601 Copeland	81	283	1,457	26,699	340	1,457	27,039	28,496	4,246	—	2013
The Townhomes at Newtown Crossing	152	608	7,745	32,074	453	7,745	32,527	40,272	5,175	—	2013
Chestnut Square (ACE)	220	861	—	98,369	2,274	—	100,643	100,643	16,633	—	2013
Park Point	300	924	7,827	73,495	4,848	7,827	78,343	86,170	11,962	70,000	2008
U Centre at Fry Street	194	614	2,902	47,700	1,798	2,902	49,498	52,400	6,621	—	2012
Cardinal Towne	255	545	6,547	53,809	2,730	6,547	56,539	63,086	7,359	37,250	2010
Stanworth Commons Phase I (ACE)	127	214	—	30,930	38	—	30,968	30,968	3,663	—	2014
The Plaza on University	364	1,313	23,987	85,584	3,565	23,987	89,149	113,136	11,893	—	2014
U Centre at Northgate (ACE)	196	784	—	35,663	265	—	35,928	35,928	5,047	—	2014
University Walk	177	526	4,341	29,073	717	4,341	29,790	34,131	3,050	—	2014
U Club on Woodward (4)	236	944	16,350	46,982	485	16,350	47,467	63,817	6,749	—	2014
The Standard	190	610	4,674	57,310	1,406	4,674	58,716	63,390	6,217	—	2014
Park Point	66	226	—	25,725	3,356	—	29,081	29,081	2,493	11,049	2010
1200 West Marshall	136	406	4,397	33,908	1,536	4,397	35,444	39,841	3,398	—	2013
8 1/2 Canal Street	160	540	2,797	45,394	1,557	2,797	46,951	49,748	4,059	—	2011
Vistas San Marcos	255	600	586	45,761	4,760	586	50,521	51,107	5,934	—	2013

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

			Initial Cost			Total Costs
	Units	Beds	Land	Buildings and Improvements and Furniture, Fixtures and Equipment	Costs Capitalized Subsequent to Acquisition / Initial Development	Land	Buildings and Improvements and Furniture, Fixtures and Equipment	Total (1)	Accumulated Depreciation	Encumbrances (2)	Year Built (3)
Crest at Pearl	141	343	$4,395	$36,268	$1,597	$4,491	$37,769	$42,260	$3,235	$—	2014
U Club Binghamton	186	710	3,584	48,559	2,405	3,584	50,964	54,548	3,944	—	2005
Stadium Centre	367	710	7,424	74,932	2,698	7,424	77,630	85,054	6,502	55,969	2014
160 Ross	182	642	2,962	38,478	279	2,962	38,757	41,719	3,750	—	2015
The Summit at University City (ACE)	351	1,315	—	154,770	793	—	155,563	155,563	11,796	—	2015
2125 Franklin	192	734	8,299	55,716	264	8,299	55,980	64,279	4,629	—	2015
University Crossings - Charlotte	187	546	645	36,838	3,900	645	40,738	41,383	1,810	—	2014
The Court - Stadium Centre	80	260	1,825	25,922	58	1,825	25,980	27,805	1,155	9,921	2016
U Club on 28th	100	398	9,725	45,788	52	9,725	45,840	55,565	2,214	—	2016
Currie Hall (ACE)	178	456	—	49,987	128	—	50,115	50,115	2,624	—	2016
University Pointe (ACE)	134	531	—	44,035	86	—	44,121	44,121	2,168	—	2016
Fairview House (ACE)	107	633	—	38,144	78	—	38,222	38,222	2,258	—	2016
U Club Sunnyside	134	534	7,423	41,582	69	7,423	41,651	49,074	2,112	—	2016
Merwick Stanworth Phase II (ACE)	198	379	—	48,668	52	—	48,720	48,720	2,145	—	2016
U Point	54	163	1,425	17,325	2,259	1,425	19,584	21,009	747	—	2016
The Arlie	169	598	1,350	43,352	899	1,350	44,251	45,601	1,297	—	2016
TWELVE at U District	283	384	13,013	98,115	267	13,013	98,382	111,395	1,529	—	2014
The 515 (8)	183	513	1,611	68,953	74	1,611	69,027	70,638	800	—	2015
State (8)	220	665	3,448	66,774	1,244	3,448	68,018	71,466	875	—	2013
The James (9)	366	850	18,871	118,096	115	18,871	118,211	137,082	1,299	—	2017
Bridges @ 11th	184	258	—	58,825	59	—	58,884	58,884	391	—	2015
Hub U District Seattle (9)	111	248	5,700	56,355	75	5,700	56,430	62,130	316	—	2017
Tooker House (ACE)	429	1,594	—	103,897	—	—	103,897	103,897	1,656	—	2017
Skyview (ACE)	163	626	—	57,578	—	—	57,578	57,578	742	—	2017
University Square (ACE)	143	466	—	25,635	—	—	25,635	25,635	410	—	2017
U Centre on Turner	182	718	14,000	55,456	—	14,000	55,456	69,456	822	—	2017
U Pointe on Speight	180	700	4,705	46,160	—	4,705	46,160	50,865	610	—	2017
21Hundred @ Overton Park	296	1,204	16,767	64,057	—	16,767	64,057	80,824	982	—	2017
The Suites at 3rd	63	251	831	22,384	—	831	22,384	23,215	330	—	2017
U Club Binghamton Phase II	140	562	12,274	43,813	—	12,274	43,813	56,087	641	—	2017
Callaway House Apartments	386	915	12,651	78,220	—	12,651	78,220	90,871	1,189	—	2017
U Centre on College	127	418	—	41,607	—	—	41,607	41,607	574	—	2017
Properties Under Development (7)
David Blackwell Hall (ACE)	412	781	—	59,912	—	—	59,912	59,912	—	—	2018
Gladding Residence Center (ACE)	592	1,524	—	73,913	—	—	73,913	73,913	—	—	2018
Irvington House (ACE)	197	648	—	22,919	—	—	22,919	22,919	—	—	2018
The Edge - Stadium Centre	111	412	—	20,040	—	—	20,040	20,040	—	8,899	2018

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

			Initial Cost			Total Costs
	Units	Beds	Land	Buildings and Improvements and Furniture, Fixtures and Equipment	Costs Capitalized Subsequent to Acquisition / Initial Development	Land	Buildings and Improvements and Furniture, Fixtures and Equipment	Total (1)	Accumulated Depreciation	Encumbrances (2)	Year Built (3)
Greek Leadership Village (ACE)	498	957	$—	$30,889	$—	$—	$30,889	$30,889	$—	$—	2018
NAU Honors College (ACE)	318	636	—	24,498	—	—	24,498	24,498	—	—	2018
U Club Townhomes at Oxford	132	528	5,115	20,662	—	5,115	20,662	25,777	—	—	2018
Hub Ann Arbor (10)	124	310	7,050	26,498	—	7,050	26,498	33,548	—	13,971	2018
Hub Flagstaff (10)	198	591	5,397	30,330	—	5,397	30,330	35,727	—	16,997	2018
Hub West Lafayette (10)	289	599	6,881	22,661	—	6,881	22,661	29,542	—	11,912	2018
191 College	127	495	5,434	10,433	—	5,434	10,433	15,867	—	—	2019
Columbus Avenue Student Apts. (ACE)	214	825	—	42,084	—	—	42,084	42,084	—	—	2019
University of Arizona Honors College (ACE)	319	1,056	—	4,947	—	—	4,947	4,947	—	—	2019
Undeveloped land parcels (11)	—	—	38,035	318	—	38,035	318	38,353	152	—	N/A
Subtotal	32,522	98,963	$641,580	$6,469,756	$374,055	$646,991	$6,838,400	$7,485,391	$1,035,027	$548,337

On-Campus Participating Properties
University Village – PVAMU	612	1,920	$—	$36,506	$7,858	$—	$44,364	$44,364	$32,663	$14,636	1997
University Village - TAMIU	84	250	—	5,844	1,079	—	6,923	6,923	5,212	2,239	1997
University College - PVAMU	756	1,470	—	22,650	5,152	—	27,802	27,802	17,916	13,700	2001
Cullen Oaks Phase I and II	411	879	—	33,910	2,152	—	36,062	36,062	16,392	27,537	2003
College Park	224	567	—	43,634	1,211	—	44,845	44,845	6,009	42,239	2014
Subtotal	2,087	5,086	$—	$142,544	$17,452	$—	$159,996	$159,996	$78,192	$100,351

Total	34,609	104,049	$641,580	$6,612,300	$391,507	$646,991	$6,998,396	$7,645,387	$1,113,219	$648,688

(1)	Total aggregate costs for federal income tax purposes is approximately $7.6 billion.

(2)	Total encumbrances exclude net unamortized debt premiums and deferred financing costs of approximately $19.0 million and $3.7 million, respectively, as of December 31, 2017.

(3)	For properties with multiple phases, the year built represents the weighted average year based on the number of beds delivered each year.

(4)	Consists of two phases that are counted separately in the property portfolio numbers contained in Note 1.

(5)	Consists of three phases that are counted separately in the property portfolio numbers contained in Note 1.

(6)	This property is currently in receivership and is in the process of being transferred to the lender in settlement of the property’s $27.4 million mortgage loan that matured in August 2017.

(7)	Initial costs represent construction costs incurred to date associated with the development of these properties. Year built represents the scheduled completion date.

(8)	The Company purchased 100% of the ownership interests in two properties as part of the Core Transaction (see Note 5).

(9)	As part of the Core Transaction, the Company purchased partial ownership in two operating properties through a joint venture arrangement (Core JV I). See Note 5.

(10)	As part of the Core Transaction, the Company purchased partial ownership in three in-process development properties through a joint venture arrangement (Core JV II). See Note 5.

(11)	Buildings and improvements and furniture, fixtures and equipment and accumulated depreciation amounts are related to buildings on one land parcel that will be demolished as part of development.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The changes in the Company’s investments in real estate and related accumulated depreciation for each of the years ended December 31, 2017, 2016 and 2015 are as follows:

	For the Year Ended December 31,
	2017		2016		2015
	Owned (1)	On-Campus (2)	Owned (1) (3)	On-Campus (2)	Owned (1) (4)	On-Campus (2)
Investments in Real Estate:
Balance, beginning of year	$6,316,470	$162,929	$6,369,747	$159,985	$6,144,242	$157,043
Acquisition of land for development	24,049	—	6,338	—	39,583	—
Acquisition of properties	618,183	—	99,426	—	361,265	—
Improvements and development expenditures	621,793	3,544	522,723	2,944	306,659	2,942
Write off of fully depreciated or damaged assets	(40,923)	(6,477)	(227)	—	(1,240)	—
Provision for real estate impairment	(15,317)	—	(4,895)	—	—	—
Disposition of real estate (5)	(38,864)	—	(676,642)	—	(480,762)	—

Balance, end of year	$7,485,391	$159,996	$6,316,470	$162,929	$6,369,747	$159,985

Accumulated Depreciation:
Balance, beginning of year	$(864,106)	$(77,132)	$(792,122)	$(69,856)	$(704,521)	$(62,915)
Depreciation for the year	(213,660)	(7,536)	(197,105)	(7,276)	(191,661)	(6,941)
Write off of fully depreciated or damaged assets	37,761	6,476	227	—	1,240	—
Disposition of properties	4,978	—	124,894	—	102,820	—

Balance, end of year	$(1,035,027)	$(78,192)	$(864,106)	$(77,132)	$(792,122)	$(69,856)

(1)	Includes owned off-campus properties and owned on-campus properties.

(2)	Includes on-campus participating properties.

(3)
The investments in real estate and accumulated depreciation balances include The Province-Dayton which is classified as an owned property held for sale in the accompanying consolidated balance sheets as of December 31, 2016.

(4)
The investments in real estate and accumulated depreciation balances include The Edge - Orlando and University Village Sacramento which were classified as owned properties held for sale as of December 31, 2015.

(5)
Includes the conveyance of land, originally purchased by the Company, to the University of Arizona. Concurrent with the land conveyance, the Company as lessee entered into a ground lease agreement with the University.