Form 10-Q
period 2018-03-31
AMERICAN CAMPUS COMMUNITIES INC; American Campus Communities Operating Partnership LP
filed 2018-05-04
CIK 1283630, 1357369

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2018.

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

There were 136,663,257 shares of the American Campus Communities, Inc.’s common stock with a par value of $0.01 per share outstanding as of the close of business on April 27, 2018.

EXPLANATORY NOTE

This report combines the reports on Form 10-Q for the quarterly period ended March 31, 2018 of American Campus Communities, Inc. and American Campus Communities Operating Partnership, L.P.  Unless stated otherwise or the context otherwise requires, references to “ACC” mean American Campus Communities, Inc., a Maryland corporation that has elected to be treated as a real estate investment trust (“REIT”) under the Internal Revenue Code, and references to “ACCOP” mean American Campus Communities Operating Partnership, L.P., a Maryland limited partnership.  References to the “Company,” “we,” “us” or “our” mean collectively ACC, ACCOP and those entities/subsidiaries owned or controlled by ACC and/or ACCOP.  References to the “Operating Partnership” mean collectively ACCOP and those entities/subsidiaries owned or controlled by ACCOP. The following chart illustrates the Company’s and the Operating Partnership’s corporate structure:

100.0%
American Campus Communities, Inc.
(Limited Partner)
American Campus Communities
Holdings, LLC
(General Partner)
99.3%
less than 1%
American Campus Communities
Operating Partnership, L.P.
0.7%
Other Limited
Partners
Company
Property Owning
Entities/Subsidiaries
Operating
Partnership

The general partner of ACCOP is American Campus Communities Holdings, LLC (“ACC Holdings”), an entity that is wholly-owned by ACC. As of March 31, 2018, ACC Holdings held an ownership interest in ACCOP of less than 1%. The limited partners of ACCOP are ACC and other limited partners consisting of current and former members of management and nonaffiliated third parties.  As of March 31, 2018, ACC owned an approximate 99.3% limited partnership interest in ACCOP.  As the sole member of the general partner of ACCOP, ACC has exclusive control of ACCOP’s day-to-day management.  Management operates the Company and the Operating Partnership as one business. The management of ACC consists of the same members as the management of ACCOP. The Company is structured as an umbrella partnership REIT (“UPREIT”) and ACC contributes all net proceeds from its various equity offerings to the Operating Partnership. In return for those contributions, ACC receives a number of units of the Operating Partnership (“OP Units,” see definition below) equal to the number of common shares it has issued in the equity offering. Contributions of properties to the Company can be structured as tax-deferred transactions through the issuance of OP Units in the Operating Partnership. Based on the terms of ACCOP’s partnership agreement, OP Units can be exchanged for ACC’s common shares on a one-for-one basis. The Company maintains a one-for-one relationship between the OP Units of the Operating Partnership issued to ACC and ACC Holdings and the common shares issued to the public. The Company believes that combining the reports on Form 10-Q of ACC and ACCOP into this single report provides the following benefits:

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

FORM 10-Q
FOR THE QUARTER ENDED March 31, 2018
 TABLE OF CONTENTS

		PAGE NO.

PART I.

Item 1.	Consolidated Financial Statements of American Campus Communities, Inc. and Subsidiaries:

	Consolidated Balance Sheets as of March 31, 2018 (unaudited) and December 31, 2017	1

	Consolidated Statements of Comprehensive Income for the three months ended March 31, 2018 and 2017 (all unaudited)	2

	Consolidated Statement of Changes in Equity for the three months ended March 31, 2018 (unaudited)	3

	Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017 (all unaudited)	4

	Consolidated Financial Statements of American Campus Communities Operating Partnership, L.P. and Subsidiaries:

	Consolidated Balance Sheets as of March 31, 2018 (unaudited) and December 31, 2017	5

	Consolidated Statements of Comprehensive Income for the three months ended March 31, 2018 and 2017 (all unaudited)	6

	Consolidated Statement of Changes in Capital for the three months ended March 31, 2018 (unaudited)	7

	Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017 (all unaudited)	8

	Notes to Consolidated Financial Statements of American Campus Communities, Inc. and Subsidiaries and American Campus Communities Operating Partnership, L.P. and Subsidiaries (unaudited)	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28

Item 3.	Quantitative and Qualitative Disclosure about Market Risk	40

Item 4.	Controls and Procedures	40

PART II.

Item 1.	Legal Proceedings	41

Item 1A.	Risk Factors	41

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	41

Item 3.	Defaults Upon Senior Securities	41

Item 4.	Mine Safety Disclosures	41

Item 5.	Other Information	41

Item 6.	Exhibits	42

SIGNATURES		43

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2018	December 31, 2017
	(Unaudited)
Assets

Investments in real estate:
Owned properties, net	$6,543,564	$6,450,364
On-campus participating properties, net	81,008	81,804
Investments in real estate, net	6,624,572	6,532,168

Cash and cash equivalents	55,502	41,182
Restricted cash	28,485	23,590
Student contracts receivable, net	9,726	9,170
Other assets	288,667	291,260

Total assets	$7,006,952	$6,897,370

Liabilities and equity

Liabilities:
Secured mortgage, construction and bond debt, net	$682,295	$664,020
Unsecured notes, net	1,586,501	1,585,855
Unsecured term loans, net	647,414	647,044
Unsecured revolving credit facility	218,000	127,600
Accounts payable and accrued expenses	52,932	53,741
Other liabilities	212,754	187,983
Total liabilities	3,399,896	3,266,243

Commitments and contingencies (Note 12)

Redeemable noncontrolling interests	126,999	132,169

Equity:
American Campus Communities, Inc. and Subsidiaries stockholders’ equity:
Common stock, $0.01 par value, 800,000,000 shares authorized, 136,600,639 and 136,362,728 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	1,366	1,364
Additional paid in capital	4,332,471	4,326,910
Common stock held in rabbi trust, 62,618 and 63,778 shares at March 31, 2018 and December 31, 2017, respectively	(2,817)	(2,944)
Accumulated earnings and dividends	(872,281)	(837,644)
Accumulated other comprehensive loss	(2,236)	(2,701)
Total American Campus Communities, Inc. and Subsidiaries stockholders’ equity	3,456,503	3,484,985
Noncontrolling interests - partially owned properties	23,554	13,973
Total equity	3,480,057	3,498,958

Total liabilities and equity	$7,006,952	$6,897,370

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands, except share and per share data)

	Three Months Ended March 31,
	2018	2017
Revenues:
Owned properties	$205,532	$178,831
On-campus participating properties	10,443	10,158
Third-party development services	846	456
Third-party management services	2,731	2,614
Resident services	857	879
Total revenues	220,409	192,938

Operating expenses:
Owned properties	88,060	74,957
On-campus participating properties	3,425	3,265
Third-party development and management services	4,198	4,083
General and administrative	6,699	6,734
Depreciation and amortization	64,779	52,323
Ground/facility leases	2,842	2,357
Total operating expenses	170,003	143,719

Operating income	50,406	49,219

Nonoperating income and (expenses):
Interest income	1,223	1,232
Interest expense	(23,684)	(14,717)
Amortization of deferred financing costs	(1,414)	(1,028)
Total nonoperating expense	(23,875)	(14,513)

Income before income taxes	26,531	34,706
Income tax provision	(281)	(257)
Net income	26,250	34,449
Net income attributable to noncontrolling interests	(323)	(399)
Net income attributable to ACC, Inc. and Subsidiaries common stockholders	$25,927	$34,050

Other comprehensive income
Change in fair value of interest rate swaps and other	465	484
Comprehensive income	$26,392	$34,534

Net income per share attributable to ACC, Inc. and Subsidiaries common stockholders
Basic	$0.19	$0.25
Diluted	$0.18	$0.25

Weighted-average common shares outstanding
Basic	136,525,557	133,052,444
Diluted	137,499,963	133,986,322

Distributions declared per common share	$0.44	$0.42

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(unaudited, in thousands, except share data)

	Common Shares	Par Value of Common Shares	Additional Paid in Capital	Common Shares Held in Rabbi Trust	Common Shares Held in Rabbi Trust at Cost	Accumulated Earnings and Dividends	Accumulated Other Comprehensive Loss	Noncontrolling Interests – Partially Owned Properties	Total
Equity, December 31, 2017	136,362,728	$1,364	$4,326,910	63,778	$(2,944)	$(837,644)	$(2,701)	$13,973	$3,498,958
Adjustments to reflect redeemable noncontrolling interests at fair value	—	—	4,526	—	—	—	—	—	4,526
Amortization of restricted stock awards and vesting of restricted stock units	3,040	—	3,443	—	—	—	—	—	3,443
Vesting of restricted stock awards	165,263	1	(2,758)			—	—	—	(2,757)
Distributions to common and restricted stockholders	—	—	—	—	—	(60,564)	—	—	(60,564)
Distributions to noncontrolling interests - partially owned properties	—	—	—	—	—	—	—	(47)	(47)
Conversion of common and preferred operating partnership units to common stock	68,448	1	477	—	—	—	—	—	478
Change in fair value of interest rate swaps and other	—	—	—	—	—	—	465	—	465
Contributions by noncontrolling interests	—	—	—	—	—	—	—	9,515	9,515
Withdrawals from deferred compensation plan, net of deposits	1,160	—	(127)	(1,160)	127	—	—	—	—
Net income	—	—	—	—	—	25,927	—	113	26,040
Equity, March 31, 2018	136,600,639	$1,366	$4,332,471	62,618	$(2,817)	$(872,281)	$(2,236)	$23,554	$3,480,057

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
	2018	2017
Operating activities
Net income	$26,250	$34,449
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	64,779	52,323
Amortization of deferred financing costs and debt premiums/discounts	(16)	(901)
Share-based compensation	3,443	4,256
Income tax provision	281	257
Amortization of interest rate swap terminations and other	102	102
Changes in operating assets and liabilities:
Student contracts receivable, net	(556)	647
Other assets	2,100	(2,535)
Accounts payable and accrued expenses	(1,088)	(28,365)
Other liabilities	12,845	5,731
Net cash provided by operating activities	108,140	65,964

Investing activities
Cash paid for land acquisitions	—	(12,225)
Capital expenditures for owned properties	(11,338)	(12,602)
Investments in owned properties under development	(122,912)	(116,052)
Capital expenditures for on-campus participating properties	(1,146)	(209)
Purchase of corporate furniture, fixtures and equipment	(1,314)	(2,480)
Net cash used in investing activities	(136,710)	(143,568)

Financing activities
Proceeds from sale of common stock	—	63,453
Offering costs	—	(795)
Pay-off of mortgage and construction loans	(10,375)	—
Proceeds from revolving credit facility	234,900	191,800
Paydowns of revolving credit facility	(144,500)	(105,100)
Proceeds from construction loans	32,966	—
Scheduled principal payments on debt	(2,248)	(2,567)
Debt issuance and assumption costs	—	(4,582)
Contributions by noncontrolling interests	854	8,158
Taxes paid on net-share settlements	(2,757)	(4,283)
Distributions to common and restricted stockholders	(60,564)	(56,423)
Distributions to noncontrolling interests	(491)	(498)
Net cash provided by financing activities	47,785	89,163

Net change in cash, cash equivalents, and restricted cash	19,215	11,559
Cash, cash equivalents, and restricted cash at beginning of period	64,772	46,957
Cash, cash equivalents, and restricted cash at end of period	$83,987	$58,516

Reconciliation of cash, cash equivalents, and restricted cash to the Consolidated Balance Sheets
Cash and cash equivalents	$55,502	$34,130
Restricted cash	28,485	24,386
Total cash, cash equivalents, and restricted cash at end of period	$83,987	$58,516

Supplemental disclosure of non-cash investing and financing activities
Conversion of common and preferred operating partnership units to common stock	$478	$—
Non-cash contribution from noncontrolling interest	$8,729	$3,000
Non-cash consideration exchanged in purchase of land parcel	$—	$(2,014)
Change in accrued construction in progress	$12,118	$10,170
Change in fair value of derivative instruments, net	$363	$382
Change in fair value of redeemable noncontrolling interests	$4,526	$2,243

Supplemental disclosure of cash flow information
Cash paid for interest, net of amounts capitalized	$17,911	$14,443

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)

	March 31, 2018	December 31, 2017
	(Unaudited)
Assets

Investments in real estate:
Owned properties, net	$6,543,564	$6,450,364
On-campus participating properties, net	81,008	81,804
Investments in real estate, net	6,624,572	6,532,168

Cash and cash equivalents	55,502	41,182
Restricted cash	28,485	23,590
Student contracts receivable, net	9,726	9,170
Other assets	288,667	291,260

Total assets	$7,006,952	$6,897,370

Liabilities and capital

Liabilities:
Secured mortgage, construction and bond debt, net	$682,295	$664,020
Unsecured notes, net	1,586,501	1,585,855
Unsecured term loans, net	647,414	647,044
Unsecured revolving credit facility	218,000	127,600
Accounts payable and accrued expenses	52,932	53,741
Other liabilities	212,754	187,983
Total liabilities	3,399,896	3,266,243

Commitments and contingencies (Note 12)

Redeemable limited partners	126,999	132,169

Capital:
Partners’ capital:
General partner - 12,222 OP units outstanding at both March 31, 2018 and December 31, 2017	64	67
Limited partner - 136,651,035 and 136,414,284 OP units outstanding at March 31, 2018 and December 31, 2017, respectively	3,458,675	3,487,619
Accumulated other comprehensive loss	(2,236)	(2,701)
Total partners’ capital	3,456,503	3,484,985
Noncontrolling interests - partially owned properties	23,554	13,973
Total capital	3,480,057	3,498,958

Total liabilities and capital	$7,006,952	$6,897,370

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands, except unit and per unit data)

	Three Months Ended March 31,
	2018	2017
Revenues:
Owned properties	$205,532	$178,831
On-campus participating properties	10,443	10,158
Third-party development services	846	456
Third-party management services	2,731	2,614
Resident services	857	879
Total revenues	220,409	192,938

Operating expenses:
Owned properties	88,060	74,957
On-campus participating properties	3,425	3,265
Third-party development and management services	4,198	4,083
General and administrative	6,699	6,734
Depreciation and amortization	64,779	52,323
Ground/facility leases	2,842	2,357
Total operating expenses	170,003	143,719

Operating income	50,406	49,219

Nonoperating income and (expenses):
Interest income	1,223	1,232
Interest expense	(23,684)	(14,717)
Amortization of deferred financing costs	(1,414)	(1,028)
Total nonoperating expense	(23,875)	(14,513)
Income before income taxes	26,531	34,706
Income tax provision	(281)	(257)
Net income	26,250	34,449
Net income attributable to noncontrolling interests – partially owned properties	(114)	(105)
Net income attributable to American Campus Communities Operating Partnership, L.P.	26,136	34,344
Series A preferred unit distributions	(31)	(31)
Net income attributable to common unitholders	$26,105	$34,313

Other comprehensive income
Change in fair value of interest rate swaps and other	465	484
Comprehensive income	$26,570	$34,797

Net income per unit attributable to common unitholders
Basic	$0.19	$0.25
Diluted	$0.18	$0.25

Weighted-average common units outstanding
Basic	137,482,493	134,081,575
Diluted	138,456,899	135,015,453

Distributions declared per Common Unit	$0.44	$0.42

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN CAPITAL
(unaudited, in thousands, except unit data)

					Accumulated	Noncontrolling
					Other	Interests -
	General Partner		Limited Partner		Comprehensive	Partially Owned
	Units	Amount	Units	Amount	Loss	Properties	Total
Capital, December 31, 2017	12,222	$67	136,414,284	$3,487,619	$(2,701)	$13,973	$3,498,958
Adjustments to reflect redeemable limited partners’ interest at fair value	—	—	—	4,526	—	—	4,526
Amortization of restricted stock awards and vesting of restricted stock units	—	—	3,040	3,443	—	—	3,443
Vesting of restricted stock awards	—	—	165,263	(2,757)	—	—	(2,757)
Distributions	—	(5)	—	(60,559)	—	—	(60,564)
Distributions to noncontrolling interests - partially owned properties	—	—	—	—	—	(47)	(47)
Conversion of common and preferred operating partnership units to common stock	—	—	68,448	478	—	—	478
Change in fair value of interest rate swaps and other	—	—	—	—	465	—	465
Contributions by noncontrolling interests	—	—	—	—	—	9,515	9,515
Net income	—	2	—	25,925	—	113	26,040
Capital, March 31, 2018	12,222	$64	136,651,035	$3,458,675	$(2,236)	$23,554	$3,480,057

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
	2018	2017
Operating activities
Net income	$26,250	$34,449
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	64,779	52,323
Amortization of deferred financing costs and debt premiums/discounts	(16)	(901)
Share-based compensation	3,443	4,256
Income tax provision	281	257
Amortization of interest rate swap terminations and other	102	102
Changes in operating assets and liabilities:
Student contracts receivable, net	(556)	647
Other assets	2,100	(2,535)
Accounts payable and accrued expenses	(1,088)	(28,365)
Other liabilities	12,845	5,731
Net cash provided by operating activities	108,140	65,964

Investing activities
Cash paid for land acquisitions	—	(12,225)
Capital expenditures for owned properties	(11,338)	(12,602)
Investments in owned properties under development	(122,912)	(116,052)
Capital expenditures for on-campus participating properties	(1,146)	(209)
Purchase of corporate furniture, fixtures and equipment	(1,314)	(2,480)
Net cash used in investing activities	(136,710)	(143,568)

Financing activities
Proceeds from issuance of common units in exchange for contributions, net	—	62,658
Pay-off of mortgage and construction loans	(10,375)	—
Proceeds from revolving credit facility	234,900	191,800
Paydowns of revolving credit facility	(144,500)	(105,100)
Proceeds from construction loans	32,966	—
Scheduled principal payments on debt	(2,248)	(2,567)
Debt issuance and assumption costs	—	(4,582)
Contributions by noncontrolling interests	854	8,158
Taxes paid on net-share settlements	(2,757)	(4,283)
Distributions paid to common and preferred unitholders	(60,502)	(56,419)
Distributions paid on unvested restricted stock awards	(506)	(468)
Distributions paid to noncontrolling interests - partially owned properties	(47)	(34)
Net cash provided by financing activities	47,785	89,163

Net change in cash, cash equivalents, and restricted cash	19,215	11,559
Cash, cash equivalents, and restricted cash at beginning of period	64,772	46,957
Cash, cash equivalents, and restricted cash at end of period	$83,987	$58,516

Reconciliation of cash, cash equivalents, and restricted cash to the Consolidated Balance Sheets
Cash and cash equivalents	$55,502	$34,130
Restricted cash	28,485	24,386
Total cash, cash equivalents, and restricted cash at end of period	$83,987	$58,516

Supplemental disclosure of non-cash investing and financing activities
Conversion of common and preferred operating partnership units to common stock	$478	$—
Non-cash contribution from noncontrolling interest	$8,729	$3,000
Non-cash consideration exchanged in purchase of land parcel	$—	$(2,014)
Change in accrued construction in progress	$12,118	$10,170
Change in fair value of derivative instruments, net	$363	$382
Change in fair value of redeemable noncontrolling interests	$4,526	$2,243

Supplemental disclosure of cash flow information
Cash paid for interest, net of amounts capitalized	$17,911	$14,443

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

The general partner of ACCOP is American Campus Communities Holdings, LLC (“ACC Holdings”), an entity that is wholly-owned by ACC.  As of March 31, 2018, ACC Holdings held an ownership interest in ACCOP of less than 1%. The limited partners of ACCOP are ACC and other limited partners consisting of current and former members of management and nonaffiliated third parties.  As of March 31, 2018, ACC owned an approximate 99.3% limited partnership interest in ACCOP.  As the sole member of the general partner of ACCOP, ACC has exclusive control of ACCOP’s day-to-day management.  Management operates ACC and ACCOP as one business.  The management of ACC consists of the same members as the management of ACCOP.  ACC consolidates ACCOP for financial reporting purposes, and ACC does not have significant assets other than its investment in ACCOP.  Therefore, the assets and liabilities of ACC and ACCOP are the same on their respective financial statements.  References to the “Company” means collectively ACC, ACCOP and those entities/subsidiaries owned or controlled by ACC and/or ACCOP.  References to the “Operating Partnership” mean collectively ACCOP and those entities/subsidiaries owned or controlled by ACCOP.  Unless otherwise indicated, the accompanying Notes to the Consolidated Financial Statements apply to both the Company and the Operating Partnership.

As of March 31, 2018, the Company’s property portfolio contained 171 properties with approximately 104,800 beds.  The Company’s property portfolio consisted of 134 owned off-campus student housing properties that are in close proximity to colleges and universities, 32 American Campus Equity (“ACE®”) properties operated under ground/facility leases with 15 university systems and five on-campus participating properties operated under ground/facility leases with the related university systems.  Of the 171 properties, 15 were under development as of March 31, 2018, and when completed will consist of a total of approximately 10,100 beds.  The Company’s communities contain modern housing units and are supported by a resident assistant system and other student-oriented programming, with many offering resort-style amenities.

Through one of ACC’s taxable REIT subsidiaries (“TRSs”), the Company also provides construction management and development services, primarily for student housing properties owned by colleges and universities, charitable foundations, and others.  As of March 31, 2018, also through one of ACC’s TRSs, the Company provided third-party management and leasing services for 36 properties that represented approximately 29,600 beds.  Third-party management and leasing services are typically provided pursuant to management contracts that have initial terms that range from one to five years.  As of March 31, 2018, the Company’s total owned and third-party managed portfolio included 207 properties with approximately 134,400 beds.

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

Recently Issued Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2016-02 (“ASU 2016-02”), “Leases (Topic 842): Amendments to the FASB Accounting Standards Codification.” ASU 2016-02 amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. The new standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The guidance is effective for public business entities for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted. Subsequent to the issuance of ASU 2016-02, the FASB issued an additional Accounting Standards Update clarifying aspects of the new lease accounting standard, which will be effective upon adoption of ASU 2016-02. The Company plans to adopt ASU 2016-02 as of January 1, 2019. While the Company is still evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures, it expects to recognize right-of-use assets and related lease liabilities on its consolidated balance sheets related to ground leases under which it is the lessee.

In addition, the Company does not expect the following accounting pronouncements to have a material effect on its consolidated financial statements:

Accounting Standards Update	Effective Date

ASU 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.”	January 1, 2019
ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities”	January 1, 2019
ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”	January 1, 2020

Recently Adopted Accounting Pronouncements

Accounting Standards Update 2016-18 (“ASU 2016-18”), “Statement of Cash Flows: Restricted Cash”

On January 1, 2018, the Company adopted ASU 2016-18. The amendments in this update require the change in restricted cash to be reported with cash and cash equivalents when reconciling between beginning and ending amounts in the statements of cash flows. The Company applied the amendments retrospectively to each period presented in our consolidated Statements of Cash Flows.

Prior to the adoption of ASU 2016-18, the Company reported the change in restricted cash within operating, investing, and financing activities in its consolidated statement of cash flows. As a result of the Company’s adoption of this standard and the retrospective application, cash and cash equivalents in the consolidated statements of cash flows for the quarter ended March 31, 2017 increased by approximately $24.4 million to reflect the inclusion of the restricted cash balance at the end of the period, net cash provided by operating activities decreased by approximately $1.0 million, net cash used in investing activities increased by approximately $0.2 million, and net cash provided by financing activities increased by approximately $0.8 million.

Accounting Standards Update 2014-09 (“ASU 2014-09”), “Revenue From Contracts With Customers (Topic 606)”

On January 1, 2018, the Company adopted ASU 2014-09 and all related clarifying Accounting Standards Updates associated with ASU 2014-09.  ASU 2014-09 provides a single comprehensive revenue recognition model for contracts with customers (excluding certain contracts, such as lease contracts) to improve comparability within industries.  ASU 2014-09 requires an entity to recognize revenue to reflect the transfer of goods or services to customers at an amount the entity expects to be paid in exchange for those

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

goods and services and provide enhanced disclosures, all to provide more comprehensive guidance for transactions such as service revenue and contract modifications.
The Company adopted the new revenue standard using the modified retrospective approach, and elected to apply the practical expedient to only assess the recognition of revenue for open contracts during the transition period. The effect of adoption did not have a material impact on the Company’s consolidated financial statements and there was no adjustment to the opening balance of retained earnings at January 1, 2018. The comparative information has not been restated and continues to be reported under the accounting standards in effect for that period.
Under the new standard there was a change in the way the Company determines the unit of account for its third-party development projects. Under the previous guidance, the Company segmented revenue recognition between the development and construction phases of its contracts, recognizing each using the proportional performance method and the percentage of completion method, respectively. Under the new guidance, the entire development and construction contract represents a single performance obligation comprised of a series of distinct services to be satisfied over time, and a single transaction price to be recognized over the life of the contract using a time-based measure of progress. Any variable consideration included in the transaction price is estimated using the expected value approach and is only included to the extent that a significant revenue reversal is not likely to occur. The adoption of ASU 2014-09 resulted in differences in the timing and pattern of revenue recognition for such third-party development and construction management contracts; however, the change did not have a material impact on the Company’s consolidated financial statements. Third-party management services revenues consist of base fees earned as a result of managing all aspects of the property’s day-to-day operations, and incentive fees based on the managed property’s operating measures. There was no change in the Company’s recognition of base management fees. Incentive management fees were previously recognized when the incentive criteria had been met. Under the new guidance, incentive fees are estimated using the expected value approach and are included in the transaction price only to the extent that a significant revenue reversal is not likely to occur; however, the change did not have a material impact on the Company’s consolidated financial statements. There was no change to the Company’s revenue recognition methods for ancillary services and other non-lease related revenues as a result of the adoption of ASU 2014-09.
Rental income from leasing arrangements is specifically excluded from ASU 2014-09, and is being evaluated as part of the adoption of the lease accounting standard, ASU 2016-02, discussed above.

Accounting Standards Update 2017-05 (“ASU 2017-05”), “Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets”
On January 1, 2018, in conjunction with the adoption of ASU 2014-09, discussed above, the Company adopted ASU 2017-05. The purpose of this ASU is to eliminate the diversity in practice in accounting for derecognition of a nonfinancial asset and in-substance nonfinancial assets (only when the asset or asset group does not meet the definition of a business or the transaction is not a sale to a customer). The adoption of ASU 2017-05 did not have a material impact on the consolidated financial statements given the simplicity of the Company’s historical disposition transactions.
Other
In addition, on January 1, 2018, the Company adopted the following accounting pronouncements which did not have a material effect on the Company’s consolidated financial statements:

•	ASU 2017-09, “Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting”

•	ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.”

Interim Financial Statements

The accompanying interim financial statements are unaudited, but have been prepared in accordance with GAAP for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission.  Accordingly, they do not include all disclosures required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements of the Company for these interim periods have been included.  Because of the seasonal nature of the Company’s operations, the results of operations and cash flows for any interim period are not necessarily indicative of results for other interim periods or for the full year.  These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

Project costs directly associated with the development and construction of an owned real estate project, which include interest, property taxes, and amortization of deferred financing costs, are capitalized as construction in progress.  Upon completion of the project, costs are transferred into the applicable asset category and depreciation commences.  Interest totaling approximately $3.0 million and $4.4 million was capitalized during the three months ended March 31, 2018 and 2017, respectively.

Management assesses whether there has been an impairment in the value of the Company’s investments in real estate whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Impairment is recognized when estimated expected future undiscounted cash flows are less than the carrying value of the property, or when a property meets the criteria to be classified as held for sale, at which time an impairment charge is recognized for any excess of the carrying value of the property over the expected net proceeds from the disposal.  The estimation of expected future net cash flows is inherently uncertain and relies on assumptions regarding current and future economics and market conditions.  If such conditions change, then an adjustment to the carrying value of the Company’s long-lived assets could occur in the future period in which the conditions change.  To the extent that a property is impaired, the excess of the carrying amount of the property over its estimated fair value is charged to earnings. The Company believes that there were no impairments of the carrying values of its investments in real estate as of March 31, 2018.

The Company evaluates each acquisition to determine if the integrated set of assets and activities acquired meet the definition of a business.  If either of the following criteria is met, the integrated set of assets and activities acquired would not qualify as a business:

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

Property acquisitions deemed to qualify as a business are accounted for as business combinations, and the related acquisition costs are expensed as incurred. The Company allocates the purchase price of properties acquired in business combinations to net tangible and identified intangible assets based on their fair values.  Fair value estimates are based on information obtained from a number of sources, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property, the Company’s own analysis of recently acquired and existing comparable properties in the Company’s portfolio, and other market data.  Information obtained about each property, as a result of due diligence, marketing, and leasing activities, is also considered.  The value allocated to land is generally based on the actual purchase price if acquired separately, or market research/comparables if acquired as part of an existing operating property.  The value allocated to building is based on the fair value determined on an “as-if vacant” basis, which is estimated using a replacement cost approach that relies upon assumptions that the Company believes are consistent with current market conditions for similar properties. The value allocated to furniture, fixtures, and equipment is based on an estimate of the fair value of the appliances and fixtures inside the units. The Company has determined these estimates are primarily based upon unobservable inputs and therefore are considered to be Level 3 inputs within the fair value hierarchy.

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

Concurrent with this classification, the asset is recorded at the lower of cost or fair value less estimated selling costs, and depreciation ceases. The Company did not have any properties classified as held for sale as of March 31, 2018.

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

Third-Party Development Services Costs

Pre-development expenditures such as architectural fees, permits, and deposits associated with the pursuit of third-party and owned development projects are expensed as incurred, until such time that management believes it is probable that the contract will be executed and/or construction will commence, at which time the Company capitalizes the costs.  Because the Company frequently incurs these pre-development expenditures before a financing commitment and/or required permits and authorizations have been obtained, the Company bears the risk of loss of these pre-development expenditures if financing cannot ultimately be arranged on acceptable terms or the Company is unable to successfully obtain the required permits and authorizations.  As such, management

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

evaluates the status of third-party and owned projects that have not yet commenced construction on a periodic basis and expenses any deferred costs related to projects whose current status indicates the commencement of construction is unlikely and/or the costs may not provide future value to the Company in the form of revenues.  Such write-offs are included in third-party development and management services expenses (in the case of third-party development projects) or general and administrative expenses (in the case of owned development projects) on the accompanying consolidated statements of comprehensive income.  As of March 31, 2018, the Company has deferred approximately $7.3 million in pre-development costs related to third-party and owned development projects that have not yet commenced construction.  Such costs are included in other assets on the accompanying consolidated balance sheets.

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

The following potentially dilutive securities were outstanding for the three months ended March 31, 2018 and 2017, but were not included in the computation of diluted earnings per share because the effects of their inclusion would be anti-dilutive.

	Three Months Ended March 31,
	2018	2017
Common OP Units (Note 8)	956,936	1,029,131
Preferred OP Units (Note 8)	77,513	77,513
Total potentially dilutive securities	1,034,449	1,106,644

 The following is a summary of the elements used in calculating basic and diluted earnings per share:

	Three Months Ended March 31,
	2018	2017
Numerator – basic and diluted earnings per share:
Net income	$26,250	$34,449
Net income attributable to noncontrolling interests	(323)	(399)
Net income attributable to common stockholders	25,927	34,050
Amount allocated to participating securities	(506)	(468)
Net income attributable to common stockholders	$25,421	$33,582

Denominator:
Basic weighted average common shares outstanding	136,525,557	133,052,444
Unvested restricted stock awards (Note 9)	974,406	933,878
Diluted weighted average common shares outstanding	137,499,963	133,986,322

Earnings per share:
Net income attributable to common stockholders - basic	$0.19	$0.25
Net income attributable to common stockholders - diluted	$0.18	$0.25

Earnings per Unit – Operating Partnership

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

The following is a summary of the elements used in calculating basic and diluted earnings per unit:

	Three Months Ended March 31,
	2018	2017
Numerator – basic and diluted earnings per unit:
Net income	$26,250	$34,449
Net loss attributable to noncontrolling interests – partially owned properties	(114)	(105)
Series A preferred unit distributions	(31)	(31)
Amount allocated to participating securities	(506)	(468)
Net income attributable to common unitholders	$25,599	$33,845

Denominator:
Basic weighted average common units outstanding	137,482,493	134,081,575
Unvested restricted stock awards (Note 9)	974,406	933,878
Diluted weighted average common units outstanding	138,456,899	135,015,453

Earnings per unit:
Net income attributable to common unitholders - basic	$0.19	$0.25
Net income attributable to common unitholders - diluted	$0.18	$0.25

3. Acquisitions and Joint Venture Investments

Land Acquisitions: During the three months ended March 31, 2017, the Company purchased two land parcels for a total purchase price of approximately $5.3 million. Total cash consideration was approximately $3.2 million. The difference between the fair value of the land and the cash consideration represents non-cash consideration. In addition, the Company made an initial investment of $9.0 million in a joint venture that holds a land parcel with fair value of $12.0 million.

Presale Development Projects: During the three months ended March 31, 2018, the Company entered into two presale agreements to purchase two properties under development. The Company is obligated to purchase the properties for approximately $107.3 million, which includes the contractual purchase price and the cost of elected upgrades, as long as the developer meets certain construction completion deadlines and other closing conditions.

Property	Location	Primary University Served	Project Type	Beds	Scheduled Completion
Stadium Centre Phase IV	Tallahassee, FL	Florida State University	Off-campus	340	August 2019
959 Franklin (1)	Eugene, OR	University of Oregon	Off-campus	443	September 2019
				783

(1)	As part of the presale agreement, the Company provided $15.6 million of mezzanine financing to the project.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

4. Investments in Owned Properties

Owned properties, both wholly-owned and those owned through investments in VIEs, consisted of the following:

	March 31, 2018			December 31, 2017
	Wholly-owned	VIE	Total	Wholly-owned	VIE	Total
Land (1)	$586,170	$65,687	$651,857	$586,170	$60,821	$646,991
Buildings and improvements	5,795,147	307,363	6,102,510	5,789,439	307,088	6,096,527
Furniture, fixtures and equipment	332,105	18,250	350,355	330,669	18,159	348,828
Construction in progress	387,529	145,647	533,176	293,542	99,503	393,045
	7,100,951	536,947	7,637,898	6,999,820	485,571	7,485,391
Less accumulated depreciation	(1,044,786)	(49,548)	(1,094,334)	(988,044)	(46,983)	(1,035,027)
Owned properties, net	$6,056,165	$487,399	$6,543,564	$6,011,776	$438,588	$6,450,364

(1)
The land balance above includes undeveloped land parcels with book values of approximately $38.0 million as of March 31, 2018 and December 31, 2017.  It also includes land totaling approximately $34.7 million and $29.9 million as of March 31, 2018 and December 31, 2017, respectively, related to properties under development.

5. On-Campus Participating Properties

On-campus participating properties are as follows:

			Historical Cost
Lessor/University	Lease Commencement	Required Debt Repayment	March 31, 2018	December 31, 2017
Texas A&M University System / Prairie View A&M University (1)	2/1/1996	9/1/2023	$44,563	$44,364
Texas A&M University System / Texas A&M International	2/1/1996	9/1/2023	7,000	6,923
Texas A&M University System / Prairie View A&M University (2)	10/1/1999	8/31/2025	28,265	27,802
		8/31/2028
University of Houston System / University of Houston (3)	9/27/2000	8/31/2035	36,084	36,062
West Virginia University System / West Virginia University	7/16/2013	7/16/2045	45,230	44,845
			161,142	159,996
Accumulated amortization			(80,134)	(78,192)
On-campus participating properties, net			$81,008	$81,804

(1)	Consists of three phases placed in service between 1996 and 1998.

(2)	Consists of two phases placed in service in 2000 and 2003.

(3)	Consists of two phases placed in service in 2001 and 2005.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

6. Debt

A summary of the Company’s outstanding consolidated indebtedness, including unamortized debt premiums and discounts, is as follows:

	March 31, 2018	December 31, 2017
Debt secured by owned properties:
Mortgage loans payable:
Unpaid principal balance	$484,425	$496,557
Unamortized deferred financing costs	(1,957)	(2,144)
Unamortized debt premiums	17,484	19,006
	499,952	513,419
Construction loans payable (1)	84,746	51,780
Unamortized deferred financing costs	(1,650)	(888)
	583,048	564,311
Debt secured by on-campus participating properties:
Mortgage loans payable (2)	69,285	69,776
Bonds payable	30,575	30,575
Unamortized deferred financing costs	(613)	(642)
	99,247	99,709
Total secured mortgage, construction and bond debt	682,295	664,020
Unsecured notes, net of unamortized OID and deferred financing costs (3)	1,586,501	1,585,855
Unsecured term loans, net of unamortized deferred financing costs (4)	647,414	647,044
Unsecured revolving credit facility	218,000	127,600
Total debt, net	$3,134,210	$3,024,519

(1)
Construction loans payable relates to construction loans partially financing the development of six presale development projects. These properties are owned by entities determined to be VIEs for which the Company is the primary beneficiary. The creditors of these construction loans do not have recourse to the assets of the Company.

(2)	Mortgage loans payable related to on-campus participating properties do not have recourse to the assets of the Company.

(3)
Includes net unamortized original issue discount (“OID”) of $1.9 million at March 31, 2018 and December 31, 2017, and net unamortized deferred financing costs of $11.6 million and $12.2 million at March 31, 2018 and December 31, 2017, respectively.

(4)	Includes net unamortized deferred financing costs of $2.6 million and $3.0 million at March 31, 2018 and December 31, 2017, respectively.

Mortgage and Construction Loans Payable

During the three months ended March 31, 2018, the Company paid off approximately $10.4 million of fixed rate mortgage debt secured by one owned property. During the three months ended March 31, 2017, the Company did not pay off any fixed rate mortgage debt.

In May 2017, the lender of the non-recourse mortgage loan secured by Blanton Common, a property located near Valdosta State University which was inherited as part of the GMH student housing transaction in 2008, sent a formal notice of default and initiated foreclosure proceedings. The property generated insufficient cash flow to cover the debt service on the mortgage, which had a balance of $27.4 million at default and a contractual maturity date of August 2017.  In May 2017, the lender began receiving the net operating cash flows of the property each month in lieu of scheduled monthly mortgage payments. In August 2017, the property transferred to receivership and a third-party manager began managing the property on behalf of the lender. As of March 31, 2018, the Company was cooperating with the lender to allow for a consensual foreclosure process upon which the property will be surrendered to the lender in satisfaction of the mortgage loan. In June 2017, the Company recorded an impairment charge for this property of $15.3 million.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Unsecured Notes

The Company has issued the following senior unsecured notes:

Date Issued	Amount	% of Par Value	Coupon	Yield		Original Issue Discount	Term (Years)
April 2013	$400,000	99.659	3.750%	3.791%		$1,364	10
June 2014	400,000	99.861	4.125%	4.269%	(1)	556	10
September 2015	400,000	99.811	3.350%	3.391%		756	5
October 2017	400,000	99.912	3.625%	3.635%		352	10
	$1,600,000					$3,028

(1)	The yield includes the effect of the amortization of interest rate swap terminations (see Note 10).

The notes are fully and unconditionally guaranteed by the Company.  Interest on the notes is payable semi-annually. The terms of the unsecured notes include certain financial covenants that require the Operating Partnership to limit the amount of total debt and secured debt as a percentage of total asset value, as defined.  In addition, the Operating Partnership must maintain a minimum ratio of unencumbered asset value to unsecured debt, as well as a minimum interest coverage level. As of March 31, 2018, the Company was in compliance with all such covenants.

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

The unsecured revolving credit facility bears interest at a variable rate, at the Company’s option, based upon a base rate of one-, two-, three- or six-month LIBOR, plus, in each case, a spread based upon the Company’s investment grade rating from either Moody’s Investor Services, Inc. or Standard & Poor’s Rating Group. Additionally, the Company is required to pay a facility fee of 0.20% per annum on the $700 million revolving credit facility.  As of March 31, 2018, the revolving credit facility bore interest at a weighted average annual rate of 3.00% (1.80% + 1.00% spread + 0.20% facility fee), and availability under the revolving credit facility totaled $482.0 million.

The terms of the unsecured credit facility include certain restrictions and covenants, which limit, among other items, the incurrence of additional indebtedness and liens.  The facility contains customary affirmative and negative covenants and also contains financial covenants that, among other things, require the Company to maintain certain maximum leverage ratios and minimum ratios of “EBITDA” (earnings before interest, taxes, depreciation and amortization) to fixed charges.  The financial covenants also include a minimum asset value requirement, a maximum secured debt ratio, and a minimum unsecured debt service coverage ratio.  As of March 31, 2018, the Company was in compliance with all such covenants.

Unsecured Term Loans

The Company has a $150 million unsecured term loan (“Term Loan I Facility”) which has an accordion feature that allows the Company to expand the amount by up to an additional $50 million, subject to the satisfaction of certain conditions. The maturity date of the Term Loan I Facility is March 2021. The weighted average annual rate on the Term Loan I Facility was 2.77% (1.67% + 1.10% spread) at March 31, 2018.

In June 2017, the Company entered into an Unsecured Term Loan Credit Agreement (the “Term Loan II Facility”) totaling $200 million. The maturity date of the Term Loan II Facility is June 2022. The agreement has an accordion feature that allows the Company to expand the amount by up to an additional $100 million, subject to the satisfaction of certain conditions. The weighted average annual rate on the Term Loan II Facility was 2.77% (1.67% + 1.10% spread), at March 31, 2018.

In September 2017, the Company entered into an Unsecured Term Loan Credit Agreement (“Term Loan III Facility”) totaling $300 million. The maturity date of the Term Loan III Facility is September 2018, and can be extended for two one-year periods

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

at the Company’s option, subject to the satisfaction of certain conditions. The agreement has an accordion feature that allows the Company to expand the amount by up to an additional $100 million, subject to the satisfaction of certain conditions. The weighted average annual rate on this term loan was 2.77% (1.67% + 1.10% spread) at March 31, 2018.
The terms of the term loan facilities described above include certain restrictions and covenants consistent with those of the unsecured revolving credit facility discussed above. As of March 31, 2018, the Company was in compliance with all such covenants.

7. Stockholders’ Equity / Partners’ Capital

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

There was no activity under the Company’s ATM Equity Program during the three months ended March 31, 2018.  The following table presents activity under the Company’s ATM Equity Program during the three months ended March 31, 2017:

Three Months Ended March 31, 2017
Total net proceeds	$62,658
Commissions paid to sales agents	$795
Weighted average price per share	$49.70
Shares of common stock sold	1,276,721

As of March 31, 2018, the Company had approximately $233.0 million available for issuance under its ATM Equity Program.

In 2015, the Company established a Non-Qualified Deferred Compensation Plan (“Deferred Compensation Plan”) maintained for the benefit of certain employees and members of the Company’s Board of Directors, in which vested share awards (see Note 9), salary and other cash amounts earned may be deposited. Deferred Compensation Plan assets are held in a rabbi trust, which is subject to the claims of the Company’s creditors in the event of bankruptcy or insolvency. The shares held in the Deferred Compensation Plan are classified within stockholders’ equity in a manner similar to the manner in which treasury stock is classified. Subsequent changes in the fair value of the shares are not recognized. During the three months ended March 31, 2018, 5,971 and 7,131 shares of vested restricted stock awards (“RSAs”) were deposited into and withdrawn from the Deferred Compensation Plan, respectively. As of March 31, 2017, 62,618 shares of ACC’s common stock were held in the Deferred Compensation Plan.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

8. Noncontrolling Interests

Interests in Consolidated Real Estate Joint Ventures and Presale Arrangements

Noncontrolling interests - partially owned properties: As of March 31, 2018, the Operating Partnership consolidates three joint ventures that own and operate three owned off-campus properties. Additionally, the Company has entered into three presale agreements to purchase three in-process development properties. The portion of net assets attributable to the third-party partners in these arrangements is classified as “noncontrolling interests - partially owned properties” within equity and capital on the accompanying consolidated balance sheets of ACC and the Operating Partnership, respectively.

Redeemable noncontrolling interests (ACC) / redeemable limited partners (Operating Partnership): As part of an agreement to acquire a portfolio of seven student housing properties from affiliates of Core Spaces and DRW Real Estate Investments (the “Core Transaction”), the Company entered into two joint ventures (the “Core Joint Ventures”) in the third quarter of 2017. The Company is consolidating these joint ventures and the noncontrolling interest holder in each of these consolidated joint ventures has the option to redeem its noncontrolling interest in the entities through the exercise of put options. The options will be exercisable in the third and fourth quarter of 2019, and the redemption price is based on the fair value of the properties at the time of option exercise. As the exercise of the options is outside of the Company’s control, the portion of net assets attributable to the third-party partner in each of the Core Joint Ventures is classified as “redeemable noncontrolling interests” and “redeemable limited partners” in the mezzanine section of the accompanying consolidated balance sheets of ACC and the Operating Partnership, respectively. During the three months ended March 31, 2018, there were no changes in the redemption value of redeemable noncontrolling interests that resulted from a change in the fair value of the net assets held by the Core Joint Ventures.

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

As of March 31, 2018 and December 31, 2017, respectively, approximately 0.7% and 0.8% of the equity interests of the Operating Partnership were held by owners of Common OP Units and Preferred OP Units not held by ACC or ACC Holdings. During the three months ended March 31, 2018, 68,448 Common OP Units were converted into an equal number of shares of ACC’s common stock. During the year ended December 31, 2017, 22,000 Common OP Units were converted into an equal number of shares of ACC’s common stock.

Below is a table summarizing the activity of redeemable noncontrolling interests (ACC) / redeemable limited partners (Operating Partnership) for the three months ended March 31, 2018, which includes both the redeemable joint venture partners and OP Units discussed above:

Balance, December 31, 2017	$132,169
Net income	210
Distributions, net of contributions	(376)
Conversion of OP Units into shares of ACC common stock	(478)
Adjustments to reflect OP Units at fair value	(4,526)
Balance, March 31, 2018	$126,999

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

9. Incentive Award Plan

Restricted Stock Units (“RSUs”)

The Company appointed a new member to the Board of Directors in March 2018, and granted RSUs valued at $115,000. A compensation charge of approximately $0.1 million was recorded during the three months ended March 31, 2018 related to this award.

A summary of ACC’s RSUs under the American Campus Communities, Inc. 2010 Incentive Award Plan (the “Plan”) as of March 31, 2018 and activity during the three months then ended is presented below:

Number of RSUs
Outstanding at December 31, 2017	—
Granted	3,040
Settled in common shares	(3,040)
Settled in cash	—
Outstanding at March 31, 2018	—

Restricted Stock Awards (“RSAs”)

A summary of RSAs under the Plan as of March 31, 2018 and activity during the three months then ended, is presented below:

Number of RSAs
Nonvested balance at December 31, 2017	810,870
Granted	352,404
Vested(1)	(240,845)
Forfeited	(14,117)
Nonvested balance at March 31, 2018	908,312
(1) Includes shares withheld to satisfy tax obligations upon vesting.

The fair value of RSAs is calculated based on the closing market value of ACC’s common stock on the date of grant.  The fair value of these awards is amortized to expense over the vesting periods. Amortization expense for the three months ended March 31, 2018 and 2017 amounted to approximately $3.3 million and $4.3 million, respectively.

10. Derivative Instruments and Hedging Activities

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

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements.  To accomplish this objective, the Company primarily uses interest rate swaps and forward starting swaps as part of its interest rate risk management strategy.  Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.  Forward starting swaps are used to protect the Company against adverse fluctuations in interest rates by reducing its exposure to variability in cash flows relating to interest payments on a forecasted issuance of debt. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in other comprehensive income (outside of earnings) and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. Ineffectiveness resulting from the derivative instruments was immaterial for both the three month periods ended March 31, 2018 and 2017. As of March 31, 2018, the Company had outstanding interest rate swap contracts with a notional amount of approximately $97.3 million. The fair value of such interest rate swap contracts was immaterial as of both March 31, 2018 and December 31, 2017.

11.  Fair Value Disclosures

Financial Instruments Carried at Fair Value

The following table presents information about the Company’s financial instruments measured at fair value on a recurring basis as of March 31, 2018 and 2017, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.  In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities the Company has the ability to access.  Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.  Level 2 inputs include quoted prices for similar assets and liabilities in active markets and inputs other than quoted prices observable for the asset or liability, such as interest rates and yield curves observable at commonly quoted intervals.  Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

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

Disclosures concerning financial instruments measured at fair value are as follows:

	Fair Value Measurements as of
	March 31, 2018				December 31, 2017
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Mezzanine:
Redeemable noncontrolling interests (Company)/Redeemable limited partners (Operating Partnership)	$—	$39,263	$87,736	$126,999	$—	$44,503	$87,666	$132,169

The OP Unit component of redeemable noncontrolling interests has a redemption feature, and is marked to its redemption value when the redemption value exceeds the original issue price.  The redemption value is based on the fair value of the Company’s common stock at the redemption date, and therefore, is calculated based on the fair value of the Company’s common stock at the balance sheet date.  Since the valuation is based on observable inputs such as quoted prices for similar instruments in active markets, these instruments are classified in Level 2 of the fair value hierarchy.

As discussed in Note 8, the redeemable noncontrolling interests related to the joint venture partners in the Core Transaction are marked to their redemption value at each balance sheet date.  The redemption value is based on the fair value of the underlying properties held by the joint ventures.  This analysis incorporates information obtained from a number of sources, including the Company’s analysis of comparable properties in the Company’s portfolio, estimations of net operating results of the properties,

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

capitalization rates, discount rates, and other market data. The Company has determined these estimates are primarily based upon unobservable inputs and therefore are considered to be Level 3 inputs within the fair value hierarchy.

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

The table below contains the estimated fair value and related carrying amounts for the Company’s financial instruments as of March 31, 2018 and December 31, 2017:

	March 31, 2018			December 31, 2017
	Estimated Fair Value	Carrying Amount		Estimated Fair Value	Carrying Amount
Assets:
Loans receivable	$54,140	$58,767		$54,140	$57,948
Liabilities:
Unsecured notes	$1,572,754	$1,586,501	(1)	$1,620,839	$1,585,855	(1)
Mortgage loans payable	$553,515	$568,977	(2)	$571,676	$582,927	(2)
Bonds payable	$32,716	$30,222		$32,552	$30,201

(1)	Includes net unamortized OID and net unamortized deferred financing costs (see Note 6).

(2)	Includes net unamortized debt premiums and discounts and net unamortized deferred financing costs (see Note 6).

12. Commitments and Contingencies

Commitments

Construction Contracts: As of March 31, 2018, excluding six properties under construction and subject to presale arrangements which are being funded by construction loans, the Company estimates additional costs to complete nine owned development projects under construction to be approximately $286.7 million.

Joint Ventures: As part of the Core Transaction, the Company entered into two joint ventures during the third quarter of 2017. As part of this transaction, the Company is obligated to increase its investment in the joint ventures over a two year period, resulting in a funding commitment of approximately $284.6 million.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Presale Development Projects: The Company has entered into three presale agreements to purchase properties which will be completed in August 2018 and Fall 2019. Total estimated development costs of approximately $149.9 million include the purchase price and elected upgrades, of which $133.0 million remains to be funded as of March 31, 2018. The Company is obligated to purchase the properties as long as the developer meets certain construction completion deadlines and other closing conditions. The Company is responsible for leasing, management, and initial operations of the project while the third-party developer retains development risk during the construction period. See Note 8 for further discussion.

The Company expects to fund the commitments mentioned above through a combination of proceeds from cash flows generated from operations, anticipated property dispositions, joint venture activity, and a combination of debt and equity transactions, which may include net proceeds from the ATM Equity Program discussed in Note 7, borrowings under the Company’s existing unsecured credit facilities, and accessing the unsecured bond market.

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
Under project cost guarantees, the Company is responsible for the construction cost of a project in excess of an approved budget. The budget consists primarily of costs included in the general contractors’ guaranteed maximum price contract (“GMP”). In most cases, the GMP obligates the general contractor, subject to force majeure and approved change orders, to provide completion date guarantees and to cover cost overruns and liquidated damages. In addition, the GMP is in certain cases secured with payment and performance bonds. Project cost guarantees expire upon completion of certain developer obligations, which are normally satisfied within one year after completion of the project. The Company’s estimated maximum exposure amount under the above guarantees is approximately $7.8 million as of March 31, 2018.  As of March 31, 2018, management did not anticipate any material deviations from schedule or budget related to third-party development projects currently in progress.

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

Other Guarantees: In 2017, as part of the purchase of an undeveloped land parcel, the Company entered into an agreement to construct a commercial retail space within a future development that will be conveyed back to the seller upon construction completion.  If the construction of the retail space is not completed in accordance with the agreement, the Company is required to pay liquidated damages of $2.1 million. As of March 31, 2018, management anticipates completing construction of the retail space in accordance with the agreement.

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

	Three Months Ended March 31,
	2018	2017
Owned Properties
Rental revenues and other income	$206,389	$179,710
Interest income	381	391
Total revenues from external customers	206,770	180,101
Operating expenses before depreciation, amortization, and ground/facility lease expense	(88,060)	(74,957)
Ground/facility lease expense	(2,047)	(1,600)
Interest expense, net (1)	(1,629)	(318)
Operating income before depreciation and amortization	$115,034	$103,226
Depreciation and amortization	$61,808	$49,657
Capital expenditures	$134,250	$128,654
Total segment assets at March 31,	$6,797,472	$5,777,544

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Three Months Ended March 31,
	2018	2017
On-Campus Participating Properties
Rental revenues and other income	$10,443	$10,158
Interest income	21	8
Total revenues from external customers	10,464	10,166
Operating expenses before depreciation, amortization, and ground/facility lease expense	(3,425)	(3,265)
Ground/facility lease expense	(795)	(757)
Interest expense	(1,253)	(1,333)
Operating income before depreciation and amortization	$4,991	$4,811
Depreciation and amortization	$1,942	$1,860
Capital expenditures	$1,146	$209
Total segment assets at March 31,	$101,493	$104,334

Development Services
Development and construction management fees	$846	$456
Operating expenses	(2,205)	(1,928)
Operating loss before depreciation and amortization	$(1,359)	$(1,472)
Total segment assets at March 31,	$5,144	$2,134

Property Management Services
Property management fees from external customers	$2,731	$2,614
Operating expenses	(1,993)	(2,155)
Operating income before depreciation and amortization	$738	$459
Total segment assets at March 31,	$7,345	$8,903

Reconciliations
Total segment revenues and other income	$220,811	$193,337
Unallocated interest income earned on investments and corporate cash	821	833
Total consolidated revenues, including interest income	$221,632	$194,170

Segment operating income before depreciation and amortization	$119,404	$107,024
Depreciation and amortization	(66,193)	(53,351)
Net unallocated expenses relating to corporate interest and overhead	(26,680)	(18,967)
Income tax provision	(281)	(257)
Net income	$26,250	$34,449

Total segment assets	$6,911,454	$5,892,915
Unallocated corporate assets	95,498	95,051
Total assets at March 31,	$7,006,952	$5,987,966

(1)	Net of capitalized interest and amortization of debt premiums.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

14. Subsequent Events

Properties Held for Sale: As of April 30, 2018, management has determined that all criteria for Held for Sale classification (per Accounting Standards Codification Topic 360, “Property, Plant and Equipment”) have been met for a portfolio of three wholly-owned properties.  As of March 31, 2018 the portfolio had a net book value of approximately $201.3 million and outstanding mortgage debt of $37.3 million, which was paid off in April 2018.

Distributions:  On May 2, 2018, the Board of Directors of the Company declared a distribution per share of $0.46, which will be paid on May 25, 2018 to all common stockholders of record as of May 14, 2018.  At the same time, the Operating Partnership will pay an equivalent amount per unit to holders of Common OP Units, as well as the quarterly cumulative preferential distribution to holders of Preferred OP Units (see Note 8).

Approval of the 2018 Incentive Award Plan: On May 3, 2018, the Company’s shareholders approved the 2018 Incentive Award Plan (the “2018 Plan”). The 2018 Plan provides for the grant of various stock-based incentive awards to selected employees and directors of the Company and the Company’s affiliates.  The types of awards that may be granted under the Plan include incentive stock options, nonqualified stock options, restricted stock awards, restricted stock units, profits interest units and other stock-based awards.  The Company has reserved a total of 3.5 million shares of the Company’s common stock for issuance pursuant to the 2018 Plan, subject to certain adjustments for changes in the Company’s capital structure, as defined in the 2018 Plan.

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

Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following: general risks affecting the real estate industry; risks associated with changes in University admission or housing policies; risks associated with the availability and terms of financing and the use of debt to fund acquisitions and developments; failure to manage effectively our growth and expansion into new markets or to integrate acquisitions successfully; risks and uncertainties affecting property development and construction; risks associated with downturns in the national and local economies, volatility in capital and credit markets, increases in interest rates, and volatility in the securities markets; costs of compliance with the Americans with Disabilities Act and other similar laws; potential liability for uninsured losses and environmental contamination; risks associated with our Company’s potential failure to qualify as a REIT under the Internal Revenue Code of 1986 (the “Code”), as amended, and possible adverse changes in tax and environmental laws; and the other factors discussed in the “Risk Factors” contained in Item 1A of our Form 10-K for the year ended December 31, 2017.

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

Property Portfolio

As of March 31, 2018, our total owned property portfolio contained 171 properties, consisting of owned off-campus student housing properties that are in close proximity to colleges and universities, American Campus Equity (“ACE®”) properties operated under ground/facility leases with university systems, and on-campus participating properties operated under ground/facility leases with the related university systems.  Of the 171 properties, 15 were under development as of March 31, 2018.  Our communities contain modern housing units and are supported by a resident assistant system and other student-oriented programming, with many offering resort-style amenities.

As of March 31, 2018, through ACC’s taxable REIT subsidiary (“TRS”) entities, we provided third-party management and leasing services for 36 properties, bringing our total owned and third-party managed portfolio to 207 properties.  Third-party management and leasing services are typically provided pursuant to management contracts that have initial terms that range from one to five years.

Below is a summary of our property portfolio as of March 31, 2018:

Property portfolio:	Properties	Beds
Owned operating properties:
Off-campus properties	126	70,754
On-campus ACE (1)	25	18,847
Subtotal – operating properties	151	89,601

Owned properties under development:
Off-campus properties	8	3,718
On-campus ACE	7	6,427
Subtotal – properties under development	15	10,145

Total owned properties	166	99,746

On-campus participating properties	5	5,086

Total owned property portfolio	171	104,832

Managed properties	36	29,532
Total property portfolio	207	134,364

(1)	Includes three properties at Prairie View A&M University that we ultimately expect to be refinanced under the existing on-campus participating structure.

Leasing Results

Our financial results for the 2018 calendar year are significantly impacted by the results of our annual leasing process for the 2017/2018 and the 2018/2019 academic years.  As of September 30, 2017, the beginning of the 2017/2018 academic year, occupancy at our 2018 same store properties was 96.6% at a rental rate increase of 2.9% compared to the prior academic year, and occupancy at our total owned property portfolio (including 2017 acquisitions and development deliveries) was 95.5%.

Development

At March 31, 2018, we were in the process of constructing eight owned off-campus properties, including six presale development projects, and seven on-campus ACE properties. These properties are summarized in the table below:

Owned Development Projects Under Construction:

Project	Location	Primary University Served	Project Type	Beds	Estimated Project Cost	Total Costs Incurred	Scheduled Occupancy

Gladding Residence Center	Richmond, VA	Virginia Commonwealth University	ACE	1,524	$95,700	$86,289	August 2018
Irvington House	Indianapolis, IN	Butler University	ACE	648	38,900	28,172	August 2018
Greek Leadership Village	Tempe, AZ	Arizona State University	ACE	957	69,600	46,336	August 2018
David Blackwell Hall	Berkeley, CA	University of California, Berkeley	ACE	781	98,700	75,284	August 2018
NAU Honors College	Flagstaff, AZ	Northern Arizona University	ACE	636	43,400	34,408	August 2018
U Club Townhomes	Oxford, MS	University of Mississippi	Off-campus	528	44,300	34,854	August 2018
SUBTOTAL – 2018 DELIVERIES				5,074	$390,600	$305,343

191 College	Auburn, AL	Auburn University	Off-campus	495	$59,300	$18,327	July 2019
Columbus Avenue Student Apts.	Boston, MA	Northeastern University	ACE	825	153,400	61,713	August 2019
University of Arizona Honors College	Tucson, AZ	University of Arizona	ACE	1,056	84,700	15,925	August 2019
SUBTOTAL – 2019 DELIVERIES				2,376	$297,400	$95,965

TOTAL – ALL PROJECTS				7,450	$688,000	$401,308

Presale Development Projects Under Construction:

Under the terms of a presale transaction, the Company is obligated to purchase the property as long as certain construction completion deadlines and other closing conditions are met. The Company is responsible for leasing, management, and initial operations of the project while the third-party developer retains development risk during the construction period. In accordance with accounting guidance, the Company includes presale properties in its consolidated financial statements upon execution of the presale agreement with the developer. During the three months ended March 31, 2018, the Company entered into presale agreements to purchase two owned properties (Stadium Centre Phase IV and 959 Franklin) containing 783 beds for approximately $107.3 million. Refer to Note 3 in the accompanying Notes to Consolidated Financial Statements contained in Item 1 for a more detailed discussion of our recent presale development activity. As of March 31, 2018, our presale development pipeline consisted of the following properties:

Project	Location	Primary University Served	Project Type	Beds	Purchase Price	Amount Funded as of March 31, 2018	Scheduled Occupancy

The Edge - Stadium Centre	Tallahassee, FL	Florida State University	Off-campus	412	$42,600	$400	August 2018
Core Spaces / DRW Portfolio (1)
Hub Ann Arbor	Ann Arbor, MI	University of Michigan	Off-campus				September 2018
Hub Flagstaff	Flagstaff, AZ	Northern Arizona University	Off-campus				September 2018
Hub West Lafayette	West Lafayette, IN	Purdue University	Off-campus				September 2018
				1,500	$240,000	$24,208
SUBTOTAL – 2018 DELIVERIES				1,912	$282,600	$24,608

Stadium Centre Phase IV	Tallahassee, FL	Florida State University	Off-campus	340	$36,700	$353	August 2019
959 Franklin (2)	Eugene, OR	University of Oregon	Off-campus	443	70,600	16,123	September 2019
SUBTOTAL – 2019 DELIVERIES				783	$107,300	$16,476
TOTAL – ALL PROJECTS				2,695	$389,900	$41,084

(1) In August 2017, we funded an initial investment of $24.2 million through a joint venture with Core Spaces/DRW Real Estate Investments. Including the initial investment, we expect to invest a total of $240.0 million over a two year period.

(2)	As part of the presale agreement, the Company provided $15.6 million of mezzanine financing to the project.

Third-Party Development Services

Through ACC’s TRS entities, we provide development and construction management services for student housing properties owned by colleges and universities, charitable foundations and others.  As of March 31, 2018, we were under contract on three third-party development projects that are currently under construction and whose fees total $13.4 million.  As of March 31, 2018, fees of approximately $5.7 million remained to be earned by the Company with respect to these projects, which have scheduled completion dates in July and August 2019.

Results of Operations

Comparison of the Three Months Ended March 31, 2018 and March 31, 2017

The following table presents our results of operations for the three months ended March 31, 2018 and 2017, including the amount and percentage change in these results between the two periods.

	Three Months Ended March 31,
	2018	2017	Change ($)	Change (%)
Revenues
Owned properties	$205,532	$178,831	$26,701	14.9%
On-campus participating properties	10,443	10,158	285	2.8%
Third-party development services	846	456	390	85.5%
Third-party management services	2,731	2,614	117	4.5%
Resident services	857	879	(22)	(2.5)%
Total revenues	220,409	192,938	27,471	14.2%

Operating expenses
Owned properties	88,060	74,957	13,103	17.5%
On-campus participating properties	3,425	3,265	160	4.9%
Third-party development and management services	4,198	4,083	115	2.8%
General and administrative	6,699	6,734	(35)	(0.5)%
Depreciation and amortization	64,779	52,323	12,456	23.8%
Ground/facility leases	2,842	2,357	485	20.6%
Total operating expenses	170,003	143,719	26,284	18.3%

Operating income	50,406	49,219	1,187	2.4%

Nonoperating income and (expenses)
Interest income	1,223	1,232	(9)	(0.7)%
Interest expense	(23,684)	(14,717)	(8,967)	60.9%
Amortization of deferred financing costs	(1,414)	(1,028)	(386)	37.5%
Total nonoperating expense	(23,875)	(14,513)	(9,362)	64.5%

Income before income taxes	26,531	34,706	(8,175)	(23.6)%
Income tax provision	(281)	(257)	(24)	9.3%

Net income	26,250	34,449	(8,199)	(23.8)%

Net income attributable to noncontrolling interests	(323)	(399)	76	(19.0)%
Net income attributable to ACC, Inc. and Subsidiaries common stockholders	$25,927	$34,050	$(8,123)	(23.9)%

Same Store and New Property Operations

We define our same store property portfolio as owned properties that were owned and operating for both of the full years ended December 31, 2018 and December 31, 2017, which are not conducting or planning to conduct substantial development, redevelopment, or repositioning activities, and are not classified as held for sale as of March 31, 2018.

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

A reconciliation of our same store, new property and sold/held for sale property operations to our consolidated statements of comprehensive income is set forth below:

	Same Store Properties		New Properties		Sold/Held for Sale Properties (1)		Total - All Properties
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2018	2017	2018	2017	2018 (2)	2017 (3)	2018	2017
Number of properties (4)	133	133	17	—	1	2	151	135
Number of beds (4)	77,771	77,771	10,970	—	860	1,517	89,601	79,288

Revenues (5)	$181,137	$177,731	$24,503	$87	$749	$1,892	$206,389	$179,710
Operating expenses	76,689	73,401	10,804	250	567	1,306	88,060	74,957

(1)	Does not include the allocation of payroll and other administrative costs related to corporate management and oversight.

(2)	Includes one property currently in receivership that is in the process of being transferred to the lender in settlement of the property’s $27.4 million mortgage loan that matured in August 2017.

(3)	Includes one property sold in 2017, and one property that is in the process of being transferred to the lender as discussed above.

(4)	Does not include properties under construction or undergoing redevelopment.

(5)	Includes revenues which are reflected as resident services revenue on the accompanying consolidated statements of comprehensive income.

Same Store Properties:  The increase in revenue from our same store properties was primarily due to an increase in average rental rates for the 2017/2018 academic year, partially offset by a decrease in our weighted average occupancy from 96.9% during the three months ended March 31, 2017 to 96.2% during the three months ended March 31, 2018. Future revenues will be dependent on our ability to maintain our current leases in effect for the 2017/2018 academic year and our ability to obtain appropriate rental rates and desired occupancy for the 2018/2019 academic year at our various properties.

The increase in operating expenses from our same store properties was primarily due to: (i) an increase in property taxes due to increased property tax assessments in various markets and increases related to 2016 development deliveries that were assessed at full value for the first time; (ii) increases in repairs and maintenance and utilities expense related to higher than expected costs associated with excessive winter storms; (iii) an increase in marketing expenses associated with our ongoing leasing efforts; and (iv) other general inflationary factors. We anticipate that operating expenses for our same store property portfolio for 2018 will increase, as compared to 2017, for the reasons discussed above as well as anticipated increases in insurance expense.

New Property Operations: Our new properties for the three months ended March 31, 2018 are summarized in the table below:

Property	Location	Primary University Served	Beds	Acquisition/ Opening Date
Acquisitions:
The Arlie	Arlington, TX	University of Texas at Arlington	598	April 2017
TWELVE at U District	Seattle, WA	University of Washington	384	June 2017
The 515	Eugene, OR	University of Oregon	513	August 2017
State	Fort Collins, CO	Colorado State University	665	August 2017
The James (1)	Madison, WI	University of Wisconsin - Madison	850	September 2017
Bridges @ 11th	Seattle, WA	University of Washington	258	October 2017
Hub U District Seattle (1)	Seattle, WA	University of Washington	248	November 2017
		SUBTOTAL - Acquisitions	3,516
Owned Developments:
Tooker House	Tempe, AZ	Arizona State University	1,594	August 2017
Sky View	Flagstaff, AZ	Northern Arizona University	626	August 2017
University Square	Prairie View, TX	Prairie View A&M University	466	August 2017
U Centre on Turner	Columbia, MO	University of Missouri	718	August 2017
U Pointe on Speight	Waco, TX	Baylor University	700	August 2017
21Hundred @ Overton Park	Lubbock, TX	Texas Tech University	1,204	August 2017
Suites at 3rd	Champaign, IL	University of Illinois	251	August 2017
U Club Binghamton Phase II	Binghamton, NY	SUNY Binghamton University	562	August 2017
Callaway House Apartments	Norman, OK	University of Oklahoma	915	August 2017
U Centre on College	Clemson, SC	Clemson University	418	August 2017
		SUBTOTAL - Owned Developments	7,454
		Total - New Properties	10,970

(1)
The James and Hub U District Seattle are properties held by a joint venture formed as part of an agreement to acquire a portfolio of seven student housing properties from affiliates of Core Spaces and DRW Real Estate Investments.

On-Campus Participating Properties (“OCPP”) Operations

Same Store OCPP Properties: We had five participating properties containing 5,086 beds which were operating during the three months ended March 31, 2018 and 2017. Revenues from these properties increased by approximately $0.2 million, from $10.2 million during the three months ended March 31, 2017, to $10.4 million for the three months ended March 31, 2018 due to an increase in average rental rates for the 2017/2018 academic year, offset by a decrease in average occupancy from 97.5% for the three months ended March 31, 2017 to 95.4% for the three months ended March 31, 2018. Operating expenses at these properties increased by $0.1 million, from $3.3 million for the three months ended March 31, 2017, to $3.4 million for the three months ended March 31, 2018, primarily due to an increase in utilities expense. Future revenues will be dependent on our ability to maintain our current leases in effect for the 2017/2018 academic year and our ability to obtain appropriate rental rates and desired occupancy for the 2018/2019 academic year. We anticipate that operating expenses for our on-campus participating properties for 2018 will increase slightly, as compared to 2017, as a result of general inflation.

Third-Party Development Services Revenue

Third-party development services revenue increased by approximately $0.3 million, from $0.5 million during the three months ended March 31, 2017 to $0.8 million for the three months ended March 31, 2018.  During the three months ended March 31, 2018, we had three projects in progress with an average contractual fee of approximately $4.5 million, as compared to the three months ended March 31, 2017 in which we had two projects in progress with an average contractual fee of approximately $1.7 million.

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

We anticipate third-party development services revenue to decrease in 2018, as compared to 2017, due to a decrease in the volume and timing of third-party development projects anticipated to close and commence construction in 2018.

General and Administrative

General and administrative expenses remained constant at $6.7 million during the comparable three month periods. Excluding $1.1 million in contractual executive separation and retirement charges incurred with regard to the retirement of the Company’s former Chief Financial Officer during the three months ended March 31, 2017, general and administrative expense increased $1.1 million. This increase was primarily due to additional expenses incurred in connection with enhancements to our operating systems platform, additional payroll expenses, and other general inflationary factors. We anticipate general and administrative expenses will decrease in 2018 as compared to 2017, as the increases discussed above will be more than offset by nonrecurring expenses incurred in 2017, which include the executive separation and retirement charges with regard to the retirement of the Company’s former Chief Financial Officer and transaction costs incurred in connection with the Company’s initial investment in two joint ventures.

Depreciation and Amortization

Depreciation and amortization increased by approximately $12.5 million, from $52.3 million during the three months ended March 31, 2017 to $64.8 million for the three months ended March 31, 2018.  This increase was primarily due to the following: (i) a $5.7 million increase related to the completion of construction and opening of ten owned development properties in August 2017; (ii) a $5.2 million increase due to property acquisition activity during 2017; and (iii) a $1.4 million increase in depreciation expense at our same store properties due to capital improvement projects at various properties. We anticipate depreciation and amortization expense to increase in 2018, as compared to 2017, for the reasons discussed above, as well as owned development projects completed in Fall 2018. These increases will be offset by property dispositions completed during 2017 and 2018.

Ground/Facility Leases

Ground/facility leases expense increased by approximately $0.4 million, from $2.4 million during the three months ended March 31, 2017 to $2.8 million for the three months ended March 31, 2018. This increase was primarily due to ACE development projects that completed construction and opened for operations in Fall 2017. We anticipate ground/facility leases expense to increase in 2018, as compared to 2017, primarily as a result of the timing of new ACE projects being placed into service in 2017 and 2018.

Interest Expense

Interest expense increased by approximately $9.0 million, from $14.7 million during the three months ended March 31, 2017, to $23.7 million for the three months ended March 31, 2018. Interest expense increased as a result of the following: (i) a $3.7 million increase in interest related to closings of a $200 million term loan in June 2017 and a $300 million term loan in September 2017; (ii) a $3.6 million increase in interest expense related to our $400 million offering of unsecured notes in October 2017; (iii) a $1.4 million decrease in capitalized interest due to the timing and volume of construction activities on our owned development projects during the comparable three month periods; (iv) a $0.5 million increase in accrued default interest on one of our properties that is in the process of being transferred to the lender in settlement of the property’s $27.4 million mortgage loan that matured in August 2017; and (v) a $0.4 million increase in interest expense related to increased borrowings on our revolving credit facility. These increases were partially offset by a $0.5 million decrease related to the pay-off of mortgage loans during 2017 and 2018.

We anticipate interest expense will increase in 2018, as compared to 2017, due to the reasons discussed above, increased interest rates on the company’s variable rate debt, and additional interest incurred from any offerings of unsecured notes anticipated during 2018. These increases will be offset by the expected pay-off of outstanding mortgage and term loan debt scheduled to mature in 2018.

Amortization of Deferred Financing Costs

Amortization of deferred financing costs increased by approximately $0.4 million, from $1.0 million during the three months ended March 31, 2017 to $1.4 million for the three months ended March 31, 2018. This increase was primarily due to amortization expense related to the closing of $500 million in term loans in 2017 and the $400 million offering of unsecured notes in October 2017. We anticipate amortization of deferred finance costs will increase in 2018, due to the reasons discussed above, and offerings of unsecured notes anticipated during 2018.

Noncontrolling Interests

Noncontrolling interests represent holders of common and preferred units in our Operating Partnership not held by ACC or ACC Holdings as well as certain third-party partners in joint ventures consolidated by us for financial reporting purposes. Accordingly, these external partners are allocated their share of income/loss during the respective reporting periods. Refer to Note 8 in the accompanying Notes to Consolidated Financial Statements contained in Item 1.

Liquidity and Capital Resources

Cash Balances and Cash Flows

As of March 31, 2018, excluding our on-campus participating properties, we had $65.6 million in cash and cash equivalents and restricted cash as compared to $49.9 million in cash and cash equivalents and restricted cash as of December 31, 2017.  Restricted cash primarily consists of escrow accounts held by lenders and resident security deposits, as required by law in certain states, and funds held in escrow in connection with potential acquisition and development opportunities.  The following discussion relates to changes in cash due to operating, investing and financing activities, which are presented in our consolidated statements of cash flows included in Item 1.

Operating Activities: For the three months ended March 31, 2018, net cash provided by operating activities was approximately $108.1 million, as compared to approximately $66.0 million for the three months ended March 31, 2017, an increase of $42.1 million.  This increase in cash flows was due to operating cash flows provided by the completion of construction and opening of ten owned development properties in third quarter of 2017, as well as property acquisitions in 2017. The increase was partially offset by the timing of collections of our student accounts receivable.

Investing Activities:  Investing activities utilized approximately $136.7 million and $143.6 million for the three months ended March 31, 2018 and 2017, respectively.  The $6.9 million decrease in cash utilized in investing activities was primarily a result of the following: (i) a $12.2 million decrease in cash paid to acquire undeveloped land parcels; (ii) a $1.3 million decrease in cash used to fund capital expenditures at our owned properties; and (iii) a $1.2 million decrease in cash used to fund corporate capital expenditures. These decreases were partially offset by: (i) a $6.9 million increase in cash used to fund the construction of our owned development properties, related to the timing of construction commencement and completion of our owned development pipeline; and (ii) a $0.9 million increase in cash used to fund capital expenditures at our on-campus participating properties.

Financing Activities: Cash provided by financing activities totaled approximately $47.8 million and $89.2 million for the three months ended March 31, 2018 and 2017, respectively. The $41.4 million decrease in cash provided by financing activities was primarily a result of the following: (i) a $62.7 million decrease in net proceeds from the sale of common stock under our ATM Equity Program related to activity in 2017; (ii) a $10.4 million increase in cash used to pay off mortgage and construction debt during the three months ended March 31, 2018; (iii) a $7.3 million decrease in contributions from noncontrolling interests; and (iv) a $4.1 million increase in distributions to common and restricted stockholders and noncontrolling partners. These decreases were partially offset by the following: (i) $33.0 million in proceeds from construction loans; (ii) a $4.6 million decrease in payments of debt issuance costs due to the amendment of our credit agreement in January 2017; (iii) a $3.7 million increase in net proceeds on our revolving credit facility; and (iv) a $1.5 million decrease in taxes paid on net share settlements.

Liquidity Needs, Sources and Uses of Capital

As of March 31, 2018, our short-term liquidity needs included, but were not limited to, the following: (i) the pay-off of a $300 million term loan due to mature in September 2018; (ii) anticipated distribution payments to our common and restricted stockholders totaling approximately $253.1 million based on an assumed annual cash distribution of $1.84 per share and the number of our shares outstanding as of March 31, 2018; (iii) anticipated distribution payments to our Operating Partnership unitholders totaling approximately $1.9 million based on an assumed annual distribution of $1.84 per common unit and a cumulative preferential per annum cash distribution rate of 5.99% on our Preferred OP Units based on the number of units outstanding as of March 31, 2018; (iv) the pay-off of approximately $123.0 million of outstanding fixed rate mortgage debt scheduled to mature during the next 12 months; (v) estimated development costs over the next 12 months totaling approximately $259.5 million for our owned properties currently under construction; (vi) a $42.2 million obligation to purchase a property subject to a presale arrangement (see Note 12 in the accompanying Notes to the Consolidated Financial Statements contained in Item 1); (vii) an obligation to increase our investment in the Core Joint Ventures, resulting in a funding commitment of approximately $130.6 million (see Note 12 in the accompanying Notes to the Consolidated Financial Statements contained in Item 1); (viii) funds for other development projects scheduled to commence construction during the next 12 months; and (ix) potential future property or land acquisitions, including mezzanine financed developments.

We expect to meet our short-term liquidity requirements by: (i) borrowing under our existing revolving credit facility; (ii) accessing the unsecured bond market; (iii) exercising debt extension options to the extent they are available; (iv) issuing securities, including common stock, under our ATM Equity Program discussed more fully in Note 7 in the accompanying Notes to Consolidated Financial Statements contained in Item 1, or otherwise; (v) potentially disposing of properties and/or entering into joint venture arrangements, depending on market conditions; and (vi) utilizing current cash on hand and net cash provided by operations. Our ability to obtain additional financing will depend on a variety of factors such as market conditions, the general availability of credit, the overall availability of credit to the real estate industry, our credit ratings and credit capacity, as well as the perception of lenders regarding our long or short-term financial prospects.

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

On May 2, 2018, our Board of Directors declared a distribution per share of $0.46, which will be paid on May 25, 2018 to all common stockholders of record as of May 14, 2018.  At the same time, the Operating Partnership will pay an equivalent amount per unit to holders of Common OP Units, as well as the quarterly cumulative preferential distribution to holders of Preferred OP Units.

Indebtedness

The amounts below exclude net unamortized debt premiums and discounts related to mortgage loans assumed in connection with property acquisitions, original issue discounts (“OID”s), and deferred financing costs (see Note 6 in the accompanying Notes to the Consolidated Financial Statements contained in Item 1). A summary of our consolidated indebtedness as of March 31, 2018 is as follows:

	Amount	% of Total	Weighted Average Rates (1)	Weighted Average Maturities
Secured	$669,031	21.3%	4.8%	4.7 Years
Unsecured	2,468,000	78.7%	3.4%	4.7 Years
Total consolidated debt	$3,137,031	100.0%	3.7%	4.7 Years

Fixed rate debt
Secured
Project-based taxable bonds	$30,575	1.0%	7.6%	6.5 Years
Mortgage	553,710	17.4%	4.6%	5.2 Years
Unsecured
April 2013 Notes	400,000	12.8%	3.8%	5.0 Years
June 2014 Notes	400,000	12.8%	4.1%	6.3 Years
September 2015 Notes	400,000	12.8%	3.4%	2.5 Years
October 2017 Notes	400,000	12.8%	3.6%	9.6 Years
Total - fixed rate debt	2,184,285	69.6%	4.0%	5.7 Years

Variable rate debt:
Secured
Construction	84,746	2.7%	4.6%	.5 Years
Unsecured
Term loans	650,000	20.7%	2.8%	2.2 Years
Unsecured revolving credit facility	218,000	7.0%	3.0%	4.0 Years
Total - variable rate debt	952,746	30.4%	3.0%	2.4 Years
Total consolidated debt	$3,137,031	100.0%	3.7%	4.7 Years

(1)	Represents stated interest rate and does not include the effect of the amortization of deferred financing costs, debt premiums and discounts, OIDs, and interest rate swap terminations.

Funds From Operations (“FFO”)

The National Association of Real Estate Investment Trusts (“NAREIT”) currently defines FFO as net income or loss attributable to common shares computed in accordance with generally accepted accounting principles (“GAAP”), excluding gains or losses from depreciable operating property sales, impairment charges and real estate depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.  We present FFO because we consider it an important supplemental measure of our operating performance and believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of REITs, many of which present FFO when reporting their results.  FFO excludes GAAP historical cost depreciation and amortization of real estate and related assets, which assumes that the value of real estate diminishes ratably over time.  Historically, however, real estate values have risen or fallen with market conditions.  We therefore believe that FFO provides a performance measure that, when compared year over year, reflects the impact to operations from trends in occupancy rates, rental rates, operating costs, and interest costs, among other items, providing perspective not immediately apparent from net income.  We compute FFO in accordance with standards established by the Board of Governors of NAREIT in its March 1995 White Paper (as subsequently amended), which may differ from the methodology for calculating FFO utilized by other equity REITs and, accordingly, may not be comparable to such other REITs.

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

The following table presents a reconciliation of our net income attributable to common stockholders to FFO and FFOM:

	Three Months Ended March 31,
	2018	2017
Net income attributable to ACC, Inc. and Subsidiaries common stockholders	$25,927	$34,050
Noncontrolling interests	322	399
Real estate related depreciation and amortization	63,578	51,518
Funds from operations (“FFO”) attributable to common stockholders and OP unitholders	89,827	85,967

Elimination of operations of on-campus participating properties:
Net income from on-campus participating properties	(3,369)	(3,247)
Amortization of investment in on-campus participating properties	(1,942)	(1,860)
	84,516	80,860
Modifications to reflect operational performance of on-campus participating properties:
Our share of net cash flow (1)	795	757
Management fees	477	468
Contribution from on-campus participating properties	1,272	1,225
Contractual executive separation and retirement charges (2)	—	1,095
Funds from operations – modified (“FFOM”) attributable to common stockholders and OP unitholders	$85,788	$83,180

FFO per share – diluted	$0.65	$0.64
FFOM per share – diluted	$0.62	$0.62
Weighted-average common shares outstanding – diluted	138,534,412	135,092,966

(1)
50% of the properties’ net cash available for distribution after payment of operating expenses, debt service (including repayment of principal) and capital expenditures, which is included in ground/facility leases expense in the accompanying Consolidated Statements of Comprehensive Income.

(2)	Represents contractual executive separation and retirement charges incurred in the first quarter of 2017 with regard to the retirement of the Company’s former Chief Financial Officer.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss from adverse changes in market prices and interest rates.  Our future earnings and cash flows are dependent upon prevailing market rates.  Accordingly, we manage our market risk by matching projected cash inflows from operating, investing and financing activities with projected cash outflows for debt service, acquisitions, capital expenditures, distributions to stockholders and unitholders, and other cash requirements.  The majority of our outstanding debt has fixed interest rates, which minimizes the risk of fluctuating interest rates.  Our exposure to market risk includes interest rate fluctuations in connection with our revolving credit facilities and variable rate construction loans and our ability to incur more debt without stockholder approval, thereby increasing our debt service obligations, which could adversely affect our cash flows.  No material changes have occurred in relation to market risk since our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Item 1A.           Risk Factors

There have been no material changes to the risk factors that were discussed in Part 1, Item 1A of the Company’s and the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

Dated:	May 4, 2018

AMERICAN CAMPUS COMMUNITIES, INC.

By:	/s/ Daniel B. Perry

Daniel B. Perry Executive Vice President, Chief Financial Officer, Treasurer and Secretary

By:	/s/ Kim K. Voss

Kim K. Voss Executive Vice President, Chief Accounting Officer, and Assistant Secretary

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	May 4, 2018

AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P.
By:	American Campus Communities Holdings, LLC, its general partner
	By:	American Campus Communities, Inc., its sole member

	By:	/s/ Daniel B. Perry

Daniel B. Perry Executive Vice President, Chief Financial Officer, Treasurer and Secretary

	By:	/s/ Kim K. Voss

Kim K. Voss Executive Vice President, Chief Accounting Officer, and Assistant Secretary