Form 10-Q
period 2018-06-30
AMERICAN CAMPUS COMMUNITIES INC; American Campus Communities Operating Partnership LP
filed 2018-08-03
CIK 1283630, 1357369

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2018.

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

There were 137,028,742 shares of the American Campus Communities, Inc.’s common stock with a par value of $0.01 per share outstanding as of the close of business on July 27, 2018.

EXPLANATORY NOTE

This report combines the reports on Form 10-Q for the quarterly period ended June 30, 2018 of American Campus Communities, Inc. and American Campus Communities Operating Partnership, L.P.  Unless stated otherwise or the context otherwise requires, references to “ACC” mean American Campus Communities, Inc., a Maryland corporation that has elected to be treated as a real estate investment trust (“REIT”) under the Internal Revenue Code, and references to “ACCOP” mean American Campus Communities Operating Partnership, L.P., a Maryland limited partnership.  References to the “Company,” “we,” “us” or “our” mean collectively ACC, ACCOP and those entities/subsidiaries owned or controlled by ACC and/or ACCOP.  References to the “Operating Partnership” mean collectively ACCOP and those entities/subsidiaries owned or controlled by ACCOP. The following chart illustrates the Company’s and the Operating Partnership’s corporate structure:

100.0%
American Campus Communities, Inc.
(Limited Partner)
American Campus Communities
Holdings, LLC
(General Partner)
99.3%
less than 1%
American Campus Communities
Operating Partnership, L.P.
0.7%
Other Limited
Partners
Company
Property Owning
Entities/Subsidiaries
Operating
Partnership

The general partner of ACCOP is American Campus Communities Holdings, LLC (“ACC Holdings”), an entity that is wholly-owned by ACC. As of June 30, 2018, ACC Holdings held an ownership interest in ACCOP of less than 1%. The limited partners of ACCOP are ACC and other limited partners consisting of current and former members of management and nonaffiliated third parties.  As of June 30, 2018, ACC owned an approximate 99.3% limited partnership interest in ACCOP.  As the sole member of the general partner of ACCOP, ACC has exclusive control of ACCOP’s day-to-day management.  Management operates the Company and the Operating Partnership as one business. The management of ACC consists of the same members as the management of ACCOP. The Company is structured as an umbrella partnership REIT (“UPREIT”) and ACC contributes all net proceeds from its various equity offerings to the Operating Partnership. In return for those contributions, ACC receives a number of units of the Operating Partnership (“OP Units,” see definition below) equal to the number of common shares it has issued in the equity offering. Contributions of properties to the Company can be structured as tax-deferred transactions through the issuance of OP Units in the Operating Partnership. Based on the terms of ACCOP’s partnership agreement, OP Units can be exchanged for ACC’s common shares on a one-for-one basis. The Company maintains a one-for-one relationship between the OP Units of the Operating Partnership issued to ACC and ACC Holdings and the common shares issued to the public. The Company believes that combining the reports on Form 10-Q of ACC and ACCOP into this single report provides the following benefits:

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

FORM 10-Q
FOR THE QUARTER ENDED June 30, 2018
 TABLE OF CONTENTS

		PAGE NO.

PART I.

Item 1.	Consolidated Financial Statements of American Campus Communities, Inc. and Subsidiaries:

	Consolidated Balance Sheets as of June 30, 2018 (unaudited) and December 31, 2017	1

	Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2018 and 2017 (all unaudited)	2

	Consolidated Statement of Changes in Equity for the six months ended June 30, 2018 (unaudited)	3

	Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017 (all unaudited)	4

	Consolidated Financial Statements of American Campus Communities Operating Partnership, L.P. and Subsidiaries:

	Consolidated Balance Sheets as of June 30, 2018 (unaudited) and December 31, 2017	6

	Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2018 and 2017 (all unaudited)	7

	Consolidated Statement of Changes in Capital for the six months ended June 30, 2018 (unaudited)	8

	Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017 (all unaudited)	9

	Notes to Consolidated Financial Statements of American Campus Communities, Inc. and Subsidiaries and American Campus Communities Operating Partnership, L.P. and Subsidiaries (unaudited)	11

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	32

Item 3.	Quantitative and Qualitative Disclosure about Market Risk	49

Item 4.	Controls and Procedures	49

PART II.

Item 1.	Legal Proceedings	50

Item 1A.	Risk Factors	50

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	50

Item 3.	Defaults Upon Senior Securities	50

Item 4.	Mine Safety Disclosures	50

Item 5.	Other Information	50

Item 6.	Exhibits	51

SIGNATURES		52

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2018	December 31, 2017
	(Unaudited)
Assets

Investments in real estate:
Owned properties, net	$6,432,739	$6,450,364
On-campus participating properties, net	79,433	81,804
Investments in real estate, net	6,512,172	6,532,168

Cash and cash equivalents	52,608	41,182
Restricted cash	34,596	23,590
Student contracts receivable, net	7,827	9,170
Other assets	297,814	291,260

Total assets	$6,905,017	$6,897,370

Liabilities and equity

Liabilities:
Secured mortgage, construction and bond debt, net	$990,216	$664,020
Unsecured notes, net	1,587,148	1,585,855
Unsecured term loans, net	198,593	647,044
Unsecured revolving credit facility	51,300	127,600
Accounts payable and accrued expenses	66,430	53,741
Other liabilities	195,886	187,983
Total liabilities	3,089,573	3,266,243

Commitments and contingencies (Note 13)

Redeemable noncontrolling interests	131,309	132,169

Equity:
American Campus Communities, Inc. and Subsidiaries stockholders’ equity:
Common stock, $0.01 par value, 800,000,000 shares authorized, 136,615,244 and 136,362,728 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	1,366	1,364
Additional paid in capital	4,507,453	4,326,910
Common stock held in rabbi trust, 69,603 and 63,778 shares at June 30, 2018 and December 31, 2017, respectively	(3,092)	(2,944)
Accumulated earnings and dividends	(889,524)	(837,644)
Accumulated other comprehensive loss	(2,056)	(2,701)
Total American Campus Communities, Inc. and Subsidiaries stockholders’ equity	3,614,147	3,484,985
Noncontrolling interests - partially owned properties	69,988	13,973
Total equity	3,684,135	3,498,958

Total liabilities and equity	$6,905,017	$6,897,370

Consolidated variable interest entities’ assets and debt included in the above balances:

Investments in real estate, net	$952,334	$438,670
Cash, cash equivalents and restricted cash	$41,469	$12,812
Other assets	$6,120	$3,134
Secured mortgage and construction debt, net	$441,698	$50,993
Accounts payable, accrued expenses and other liabilities	$53,721	$25,200

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Owned properties	$189,488	$169,156	$395,020	$347,987
On-campus participating properties	6,182	6,171	16,625	16,329
Third-party development services	2,202	675	3,048	1,131
Third-party management services	2,452	2,288	5,183	4,902
Resident services	735	718	1,592	1,597
Total revenues	201,059	179,008	421,468	371,946

Operating expenses (income):
Owned properties	86,136	75,172	174,196	150,129
On-campus participating properties	3,730	3,892	7,155	7,157
Third-party development and management services	3,544	3,827	7,742	7,910
General and administrative	13,173	9,782	19,872	16,516
Depreciation and amortization	63,537	55,943	128,316	108,266
Ground/facility leases	2,733	2,465	5,575	4,822
Provision for real estate impairment	—	15,317	—	15,317
Other operating income	(2,648)	—	(2,648)	—
Total operating expenses	170,205	166,398	340,208	310,117

Operating income	30,854	12,610	81,260	61,829

Nonoperating income (expenses):
Interest income	1,243	1,232	2,466	2,464
Interest expense	(23,338)	(14,573)	(47,022)	(29,290)
Amortization of deferred financing costs	(2,214)	(1,023)	(3,628)	(2,051)
Gain (loss) from disposition of real estate	42,314	(632)	42,314	(632)
Loss from early extinguishment of debt	(784)	—	(784)	—
Total nonoperating income (expenses)	17,221	(14,996)	(6,654)	(29,509)

Income (loss) before income taxes	48,075	(2,386)	74,606	32,320
Income tax provision	(2,085)	(267)	(2,366)	(524)
Net income (loss)	45,990	(2,653)	72,240	31,796
Net loss (income) attributable to noncontrolling interests	19	(109)	(304)	(508)
Net income (loss) attributable to ACC, Inc. and Subsidiaries common stockholders	$46,009	$(2,762)	$71,936	$31,288

Other comprehensive income
Change in fair value of interest rate swaps and other	180	155	645	639
Comprehensive income (loss)	$46,189	$(2,607)	$72,581	$31,927

Net income (loss) per share attributable to ACC, Inc. and Subsidiaries common stockholders
Basic and diluted	$0.33	$(0.02)	$0.52	$0.23

Weighted-average common shares outstanding
Basic	136,677,255	134,614,418	136,599,816	133,837,748
Diluted	137,576,366	134,614,418	137,536,368	134,745,192

Distributions declared per common share	$0.46	$0.44	$0.90	$0.86

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(unaudited, in thousands, except share data)

	Common Shares	Par Value of Common Shares	Additional Paid in Capital	Common Shares Held in Rabbi Trust	Common Shares Held in Rabbi Trust at Cost	Accumulated Earnings and Dividends	Accumulated Other Comprehensive Loss	Noncontrolling Interests – Partially Owned Properties	Total
Equity, December 31, 2017	136,362,728	$1,364	$4,326,910	63,778	$(2,944)	$(837,644)	$(2,701)	$13,973	$3,498,958
Adjustments to reflect redeemable noncontrolling interests at fair value	—	—	100	—	—	—	—	—	100
Amortization of restricted stock awards and vesting of restricted stock units	24,630	—	7,047	—	—	—	—	—	7,047
Vesting of restricted stock awards	165,263	1	(2,758)			—	—	—	(2,757)
Distributions to common and restricted stockholders	—	—	—	—	—	(123,816)	—	—	(123,816)
Contributions by noncontrolling interests - partially owned properties	—	—	—	—	—	—	—	207,536	207,536
Distributions to noncontrolling interests - partially owned properties	—	—	—	—	—	—	—	(151,271)	(151,271)
Change in ownership of consolidated subsidiary	—	—	175,529	—	—	—	—	—	175,529
Conversion of common and preferred operating partnership units to common stock	68,448	1	477	—	—	—	—	—	478
Change in fair value of interest rate swaps and other	—	—	—	—	—	—	645	—	645
Deposits to deferred compensation plan, net of withdrawals	(5,825)	—	148	5,825	(148)	—	—	—	—
Net income (loss)	—	—	—	—	—	71,936	—	(250)	71,686
Equity, June 30, 2018	136,615,244	$1,366	$4,507,453	69,603	$(3,092)	$(889,524)	$(2,056)	$69,988	$3,684,135

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2018	2017
Operating activities
Net income	$72,240	$31,796
Adjustments to reconcile net income to net cash provided by operating activities:
(Gain) loss from disposition of real estate	(42,314)	632
Loss from early extinguishment of debt	784	—
Provision for real estate impairment	—	15,317
Depreciation and amortization	128,316	108,266
Amortization of deferred financing costs and debt premiums/discounts	979	(1,806)
Share-based compensation	7,047	8,902
Income tax provision	2,366	524
Amortization of interest rate swap terminations and other	204	204
Changes in operating assets and liabilities:
Student contracts receivable, net	886	1,239
Other assets	(5,703)	(13,814)
Accounts payable and accrued expenses	10,060	(16,020)
Other liabilities	(5,407)	(4,413)
Net cash provided by operating activities	169,458	130,827

Investing activities
Proceeds from disposition of properties	242,284	24,462
Cash paid for acquisition of operating and under development properties	—	(157,967)
Cash paid for land acquisitions	—	(16,955)
Capital expenditures for owned properties	(29,822)	(36,026)
Investments in owned properties under development	(253,333)	(240,702)
Capital expenditures for on-campus participating properties	(1,524)	(870)
Purchase of corporate furniture, fixtures and equipment	(2,007)	(3,562)
Net cash used in investing activities	(44,402)	(431,620)

Financing activities
Proceeds from sale of common stock	—	189,757
Offering costs	—	(2,354)
Pay-off of mortgage and construction loans	(55,892)	—
Defeasance costs related to early extinguishment of debt	(2,726)	—
Pay-off of unsecured term loans	(450,000)	—
Proceeds from unsecured term loan	—	200,000
Proceeds from revolving credit facility	458,300	478,600
Paydowns of revolving credit facility	(534,600)	(435,614)
Proceeds from construction loans	61,550	1,037
Proceeds from mortgage loans	330,000	—
Scheduled principal payments on debt	(4,256)	(4,915)
Debt issuance and assumption costs	(656)	(5,840)
Contributions by noncontrolling interests	374,405	8,158
Taxes paid on net-share settlements	(2,757)	(4,283)
Distributions to common and restricted stockholders	(123,816)	(115,811)
Distributions to noncontrolling interests	(152,176)	(1,104)
Net cash (used in) provided by financing activities	(102,624)	307,631

Net change in cash, cash equivalents, and restricted cash	22,432	6,838
Cash, cash equivalents, and restricted cash at beginning of period	64,772	46,957
Cash, cash equivalents, and restricted cash at end of period	$87,204	$53,795

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents	$52,608	$25,476
Restricted cash	34,596	28,319
Total cash, cash equivalents, and restricted cash at end of period	$87,204	$53,795

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2018	2017
Supplemental disclosure of non-cash investing and financing activities
Conversion of common and preferred operating partnership units to common stock	$478	$—
Non-cash contribution from noncontrolling interest	$8,729	$3,000
Non-cash consideration exchanged in purchase of land parcel	$—	$(3,071)
Change in accrued construction in progress	$15,174	$25,214
Change in fair value of derivative instruments, net	$441	$435
Change in fair value of redeemable noncontrolling interests	$100	$2,092
Change in ownership of consolidated subsidiary	$(175,529)	$—

Supplemental disclosure of cash flow information
Cash paid for interest, net of amounts capitalized	$49,728	$32,925

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)

	June 30, 2018	December 31, 2017
	(Unaudited)
Assets

Investments in real estate:
Owned properties, net	$6,432,739	$6,450,364
On-campus participating properties, net	79,433	81,804
Investments in real estate, net	6,512,172	6,532,168

Cash and cash equivalents	52,608	41,182
Restricted cash	34,596	23,590
Student contracts receivable, net	7,827	9,170
Other assets	297,814	291,260

Total assets	$6,905,017	$6,897,370

Liabilities and capital

Liabilities:
Secured mortgage, construction and bond debt, net	$990,216	$664,020
Unsecured notes, net	1,587,148	1,585,855
Unsecured term loans, net	198,593	647,044
Unsecured revolving credit facility	51,300	127,600
Accounts payable and accrued expenses	66,430	53,741
Other liabilities	195,886	187,983
Total liabilities	3,089,573	3,266,243

Commitments and contingencies (Note 13)

Redeemable limited partners	131,309	132,169

Capital:
Partners’ capital:
General partner - 12,222 OP units outstanding at both June 30, 2018 and December 31, 2017	62	67
Limited partner - 136,672,625 and 136,414,284 OP units outstanding at June 30, 2018 and December 31, 2017, respectively	3,616,141	3,487,619
Accumulated other comprehensive loss	(2,056)	(2,701)
Total partners’ capital	3,614,147	3,484,985
Noncontrolling interests - partially owned properties	69,988	13,973
Total capital	3,684,135	3,498,958

Total liabilities and capital	$6,905,017	$6,897,370

Consolidated variable interest entities’ assets and debt included in the above balances:

Investments in real estate, net	$952,334	$438,670
Cash, cash equivalents and restricted cash	$41,469	$12,812
Other assets	$6,120	$3,134
Secured mortgage and construction debt, net	$441,698	$50,993
Accounts payable, accrued expenses and other liabilities	$53,721	$25,200

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands, except unit and per unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Owned properties	$189,488	$169,156	$395,020	$347,987
On-campus participating properties	6,182	6,171	16,625	16,329
Third-party development services	2,202	675	3,048	1,131
Third-party management services	2,452	2,288	5,183	4,902
Resident services	735	718	1,592	1,597
Total revenues	201,059	179,008	421,468	371,946

Operating expenses (income):
Owned properties	86,136	75,172	174,196	150,129
On-campus participating properties	3,730	3,892	7,155	7,157
Third-party development and management services	3,544	3,827	7,742	7,910
General and administrative	13,173	9,782	19,872	16,516
Depreciation and amortization	63,537	55,943	128,316	108,266
Ground/facility leases	2,733	2,465	5,575	4,822
Provision for real estate impairment	—	15,317	—	15,317
Other operating income	(2,648)	—	(2,648)	—
Total operating expenses	170,205	166,398	340,208	310,117

Operating income	30,854	12,610	81,260	61,829

Nonoperating income (expenses):
Interest income	1,243	1,232	2,466	2,464
Interest expense	(23,338)	(14,573)	(47,022)	(29,290)
Amortization of deferred financing costs	(2,214)	(1,023)	(3,628)	(2,051)
Gain (loss) from disposition of real estate	42,314	(632)	42,314	(632)
Loss from early extinguishment of debt	(784)	—	(784)	—
Total nonoperating income (expenses)	17,221	(14,996)	(6,654)	(29,509)
Income (loss) before income taxes	48,075	(2,386)	74,606	32,320
Income tax provision	(2,085)	(267)	(2,366)	(524)
Net income (loss)	45,990	(2,653)	72,240	31,796
Net loss (income) attributable to noncontrolling interests – partially owned properties	366	(97)	252	(202)
Net income (loss) attributable to American Campus Communities Operating Partnership, L.P.	46,356	(2,750)	72,492	31,594
Series A preferred unit distributions	(31)	(31)	(62)	(62)
Net income (loss) attributable to common unitholders	$46,325	$(2,781)	$72,430	$31,532

Other comprehensive income
Change in fair value of interest rate swaps and other	180	155	645	639
Comprehensive income (loss)	$46,505	$(2,626)	$73,075	$32,171

Net income (loss) per unit attributable to common unitholders
Basic and diluted	$0.33	$(0.02)	$0.52	$0.23

Weighted-average common units outstanding
Basic	137,615,938	135,643,549	137,547,575	134,866,879
Diluted	138,515,049	135,643,549	138,484,127	135,774,323

Distributions declared per Common Unit	$0.46	$0.44	$0.90	$0.86

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN CAPITAL
(unaudited, in thousands, except unit data)

					Accumulated	Noncontrolling
					Other	Interests -
	General Partner		Limited Partner		Comprehensive	Partially Owned
	Units	Amount	Units	Amount	Loss	Properties	Total
Capital, December 31, 2017	12,222	$67	136,414,284	$3,487,619	$(2,701)	$13,973	$3,498,958
Adjustments to reflect redeemable limited partners’ interest at fair value	—	—	—	100	—	—	100
Amortization of restricted stock awards and vesting of restricted stock units	—	—	24,630	7,047	—	—	7,047
Vesting of restricted stock awards	—	—	165,263	(2,757)	—	—	(2,757)
Distributions	—	(11)	—	(123,805)	—	—	(123,816)
Contributions by noncontrolling interests - partially owned properties	—	—	—	—	—	207,536	207,536
Distributions to noncontrolling interests - partially owned properties	—	—	—	—	—	(151,271)	(151,271)
Change in ownership of consolidated subsidiary	—	—	—	175,529	—	—	175,529
Conversion of common and preferred operating partnership units to common stock	—	—	68,448	478	—	—	478
Change in fair value of interest rate swaps and other	—	—	—	—	645	—	645
Net income (loss)	—	6	—	71,930	—	(250)	71,686
Capital, June 30, 2018	12,222	$62	136,672,625	$3,616,141	$(2,056)	$69,988	$3,684,135

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2018	2017
Operating activities
Net income	$72,240	$31,796
Adjustments to reconcile net income to net cash provided by operating activities:
(Gain) loss from disposition of real estate	(42,314)	632
Loss from early extinguishment of debt	784	—
Provision for real estate impairment	—	15,317
Depreciation and amortization	128,316	108,266
Amortization of deferred financing costs and debt premiums/discounts	979	(1,806)
Share-based compensation	7,047	8,902
Income tax provision	2,366	524
Amortization of interest rate swap terminations and other	204	204
Changes in operating assets and liabilities:
Student contracts receivable, net	886	1,239
Other assets	(5,703)	(13,814)
Accounts payable and accrued expenses	10,060	(16,020)
Other liabilities	(5,407)	(4,413)
Net cash provided by operating activities	169,458	130,827

Investing activities
Proceeds from disposition of properties	242,284	24,462
Cash paid for acquisition of operating and under development properties	—	(157,967)
Cash paid for land acquisitions	—	(16,955)
Capital expenditures for owned properties	(29,822)	(36,026)
Investments in owned properties under development	(253,333)	(240,702)
Capital expenditures for on-campus participating properties	(1,524)	(870)
Purchase of corporate furniture, fixtures and equipment	(2,007)	(3,562)
Net cash used in investing activities	(44,402)	(431,620)

Financing activities
Proceeds from issuance of common units in exchange for contributions, net	—	187,403
Pay-off of mortgage and construction loans	(55,892)	—
Defeasance costs related to early extinguishment of debt	(2,726)	—
Pay-off of unsecured term loans	(450,000)	—
Proceeds from unsecured term loan	—	200,000
Proceeds from revolving credit facility	458,300	478,600
Paydowns of revolving credit facility	(534,600)	(435,614)
Proceeds from construction loans	61,550	1,037
Proceeds from mortgage loans	330,000	—
Scheduled principal payments on debt	(4,256)	(4,915)
Debt issuance and assumption costs	(656)	(5,840)
Contributions by noncontrolling interests	374,405	8,158
Taxes paid on net-share settlements	(2,757)	(4,283)
Distributions paid to common and preferred unitholders	(123,838)	(115,902)
Distributions paid on unvested restricted stock awards	(883)	(857)
Distributions paid to noncontrolling interests - partially owned properties	(151,271)	(156)
Net cash (used in) provided by financing activities	(102,624)	307,631

Net change in cash, cash equivalents, and restricted cash	22,432	6,838
Cash, cash equivalents, and restricted cash at beginning of period	64,772	46,957
Cash, cash equivalents, and restricted cash at end of period	$87,204	$53,795

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents	$52,608	$25,476
Restricted cash	34,596	28,319
Total cash, cash equivalents, and restricted cash at end of period	$87,204	$53,795

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2018	2017
Supplemental disclosure of non-cash investing and financing activities
Conversion of common and preferred operating partnership units to common stock	$478	$—
Non-cash contribution from noncontrolling interest	$8,729	$3,000
Non-cash consideration exchanged in purchase of land parcel	$—	$(3,071)
Change in accrued construction in progress	$15,174	$25,214
Change in fair value of derivative instruments, net	$441	$435
Change in fair value of redeemable noncontrolling interests	$100	$2,092
Change in ownership of consolidated subsidiary	$(175,529)	$—

Supplemental disclosure of cash flow information
Cash paid for interest, net of amounts capitalized	$49,728	$32,925

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

The general partner of ACCOP is American Campus Communities Holdings, LLC (“ACC Holdings”), an entity that is wholly-owned by ACC.  As of June 30, 2018, ACC Holdings held an ownership interest in ACCOP of less than 1%. The limited partners of ACCOP are ACC and other limited partners consisting of current and former members of management and nonaffiliated third parties.  As of June 30, 2018, ACC owned an approximate 99.3% limited partnership interest in ACCOP.  As the sole member of the general partner of ACCOP, ACC has exclusive control of ACCOP’s day-to-day management.  Management operates ACC and ACCOP as one business.  The management of ACC consists of the same members as the management of ACCOP.  ACC consolidates ACCOP for financial reporting purposes, and ACC does not have significant assets other than its investment in ACCOP.  Therefore, the assets and liabilities of ACC and ACCOP are the same on their respective financial statements.  References to the “Company” means collectively ACC, ACCOP and those entities/subsidiaries owned or controlled by ACC and/or ACCOP.  References to the “Operating Partnership” mean collectively ACCOP and those entities/subsidiaries owned or controlled by ACCOP.  Unless otherwise indicated, the accompanying Notes to the Consolidated Financial Statements apply to both the Company and the Operating Partnership.

As of June 30, 2018, the Company’s property portfolio contained 168 properties with approximately 103,500 beds.  The Company’s property portfolio consisted of 131 owned off-campus student housing properties that are in close proximity to colleges and universities, 32 American Campus Equity (“ACE®”) properties operated under ground/facility leases with 15 university systems and five on-campus participating properties operated under ground/facility leases with the related university systems.  Of the 168 properties, 15 were under development as of June 30, 2018, and when completed will consist of a total of approximately 10,100 beds.  The Company’s communities contain modern housing units and are supported by a resident assistant system and other student-oriented programming, with many offering resort-style amenities.

Through one of ACC’s taxable REIT subsidiaries (“TRSs”), the Company also provides construction management and development services, primarily for student housing properties owned by colleges and universities, charitable foundations, and others.  As of June 30, 2018, also through one of ACC’s TRSs, the Company provided third-party management and leasing services for 34 properties that represented approximately 28,400 beds.  Third-party management and leasing services are typically provided pursuant to management contracts that have initial terms that range from one to five years.  As of June 30, 2018, the Company’s total owned and third-party managed portfolio included 202 properties with approximately 131,900 beds.

2. Summary of Significant Accounting Policies

Basis of Presentation and use of Estimates

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

Recently Adopted Accounting Pronouncements

Accounting Standards Update 2016-18 (“ASU 2016-18”), “Statement of Cash Flows: Restricted Cash”

On January 1, 2018, the Company adopted ASU 2016-18. The amendments in this update require the change in restricted cash to be reported with cash and cash equivalents when reconciling between beginning and ending amounts in the statements of cash flows. The Company applied the amendments retrospectively to each period presented in the consolidated statements of cash flows of the Company.

Prior to the adoption of ASU 2016-18, the Company reported the change in restricted cash within operating, investing, and financing activities in its consolidated statement of cash flows. As a result of the Company’s adoption of this standard and the retrospective application, cash and cash equivalents in the consolidated statements of cash flows as of June 30, 2017 increased by approximately $28.3 million to reflect the inclusion of the restricted cash balance at the end of the period, net cash provided by operating activities for the six months ended June 30, 2017 increased by approximately $2.2 million, net cash used in investing activities increased by approximately $0.3 million, and net cash provided by financing activities increased by approximately $1.6 million.

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

Project costs directly associated with the development and construction of an owned real estate project, which include interest, property taxes, and amortization of deferred financing costs, are capitalized as construction in progress.  Upon completion of the project, costs are transferred into the applicable asset category and depreciation commences.  Interest totaling approximately $4.0 million and $5.7 million was capitalized during the three months ended June 30, 2018 and 2017, respectively, and interest totaling approximately $7.0 million and $10.1 million was capitalized during the six months ended June 30, 2018 and 2017, respectively.

Management assesses whether there has been an impairment in the value of the Company’s investments in real estate whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Impairment is recognized when estimated expected future undiscounted cash flows are less than the carrying value of the property, or when a property meets the criteria to be classified as held for sale, at which time an impairment charge is recognized for any excess of the carrying value of the property over the expected net proceeds from the disposal.  The estimation of expected future net cash flows is inherently uncertain and relies on assumptions regarding current and future economics and market conditions.  If such conditions change, then an adjustment to the carrying value of the Company’s long-lived assets could occur in the future period in which the conditions change.  To the extent that a property is impaired, the excess of the carrying amount of the property over its estimated fair value is charged to earnings. The Company believes that there were no impairments of the carrying values of its investments in real estate as of June 30, 2018.

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

Concurrent with this classification, the asset is recorded at the lower of cost or fair value less estimated selling costs, and depreciation ceases. The Company did not have any properties classified as held for sale as of June 30, 2018.

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

Consolidated VIEs

The Company has investments in various entities that qualify as VIEs for accounting purposes and for which the Company is the primary beneficiary and therefore includes the entities in its consolidated financial statements.  These VIEs include the Operating Partnership, six joint ventures that own a total of 12 operating properties and three in-process development properties, three properties subject to presale arrangements, and five properties owned under the on-campus participating property structure.

Third-Party Development Services Costs

Pre-development expenditures such as architectural fees, permits, and deposits associated with the pursuit of third-party and owned development projects are expensed as incurred, until such time that management believes it is probable that the contract will be executed and/or construction will commence, at which time the Company capitalizes the costs.  Because the Company frequently incurs these pre-development expenditures before a financing commitment and/or required permits and authorizations have been obtained, the Company bears the risk of loss of these pre-development expenditures if financing cannot ultimately be arranged on acceptable terms or the Company is unable to successfully obtain the required permits and authorizations.  As such, management evaluates the status of third-party and owned projects that have not yet commenced construction on a periodic basis and expenses any deferred costs related to projects whose current status indicates the commencement of construction is unlikely and/or the costs may not provide future value to the Company in the form of revenues.  Such write-offs are included in third-party development and management services expenses (in the case of third-party development projects) or general and administrative expenses (in

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

the case of owned development projects) on the accompanying consolidated statements of comprehensive income.  As of June 30, 2018, the Company has deferred approximately $8.9 million in pre-development costs related to third-party and owned development projects that have not yet commenced construction.  Such costs are included in other assets on the accompanying consolidated balance sheets.

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

The following potentially dilutive securities were outstanding for the three and six months ended June 30, 2018 and 2017, but were not included in the computation of diluted earnings per share because the effects of their inclusion would be anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Common OP Units (Note 9)	938,683	1,029,131	947,759	1,029,131
Preferred OP Units (Note 9)	77,513	77,513	77,513	77,513
Unvested restricted stock awards (Note10)	—	881,306	—	—
Total potentially dilutive securities	1,016,196	1,987,950	1,025,272	1,106,644

 The following is a summary of the elements used in calculating basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Numerator – basic and diluted earnings per share:
Net income (loss)	$45,990	$(2,653)	$72,240	$31,796
Net loss (income) attributable to noncontrolling interests	19	(109)	(304)	(508)
Net income (loss) attributable to common stockholders	46,009	(2,762)	71,936	31,288
Amount allocated to participating securities	(377)	(389)	(883)	(857)
Net income (loss) attributable to common stockholders	$45,632	$(3,151)	$71,053	$30,431

Denominator:
Basic weighted average common shares outstanding	136,677,255	134,614,418	136,599,816	133,837,748
Unvested restricted stock awards (Note 10)	899,111	—	936,552	907,444
Diluted weighted average common shares outstanding	137,576,366	134,614,418	137,536,368	134,745,192

Earnings per share:
Net income (loss) attributable to common stockholders - basic and diluted	$0.33	$(0.02)	$0.52	$0.23

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

The following is a summary of the elements used in calculating basic and diluted earnings per unit:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Numerator – basic and diluted earnings per unit:
Net income (loss)	$45,990	$(2,653)	$72,240	$31,796
Net loss (income) attributable to noncontrolling interests – partially owned properties	366	(97)	252	(202)
Series A preferred unit distributions	(31)	(31)	(62)	(62)
Amount allocated to participating securities	(377)	(389)	(883)	(857)
Net income (loss) attributable to common unitholders	$45,948	$(3,170)	$71,547	$30,675

Denominator:
Basic weighted average common units outstanding	137,615,938	135,643,549	137,547,575	134,866,879
Unvested restricted stock awards (Note 10)	899,111	—	936,552	907,444
Diluted weighted average common units outstanding	138,515,049	135,643,549	138,484,127	135,774,323

Earnings per unit:
Net income (loss) attributable to common unitholders - basic and diluted	$0.33	$(0.02)	$0.52	$0.23

3. Acquisitions

Presale Development Projects: During the six months ended June 30, 2018, the Company entered into two presale agreements to purchase two properties under development. The Company is obligated to purchase the properties for approximately $107.3 million, which includes the contractual purchase price and the cost of elected upgrades, as long as the developer meets certain construction completion deadlines and other closing conditions.

Property	Location	Primary University Served	Project Type	Beds	Scheduled Completion
The Flex at Stadium Centre	Tallahassee, FL	Florida State University	Off-campus	340	August 2019
959 Franklin (1)	Eugene, OR	University of Oregon	Off-campus	443	September 2019
				783

(1)	As part of the presale agreement, the Company provided $15.6 million of mezzanine financing to the project.

Land Acquisitions: During the six months ended June 30, 2017, the Company purchased four land parcels for a total purchase price of approximately $11.1 million. Total cash consideration was approximately $8.0 million. The difference between the fair value of the land and the cash consideration represents non-cash consideration. In addition, the Company made an initial investment of $9.0 million in a joint venture that holds a land parcel with fair value of $12.0 million.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Property Acquisitions: During the six months ended June 30, 2017, the Company acquired the following wholly-owned properties for a total purchase price of approximately $158.5 million. Total cash consideration was approximately $158.0 million. The difference between the contracted purchase price and the cash consideration is due to other assets and liabilities that were not part of the contractual purchase price, but were acquired in the transactions, as well as transaction costs capitalized as part of the acquisitions.

Property	Location	Primary University Served	Acquisition Date	Beds
The Arlie	Arlington, TX	University of Texas Arlington	April 2017	598
TWELVE at U District	Seattle, WA	University of Washington	June 2017	384
				982

4. Property Dispositions

Property Dispositions:

In May 2018, the Company sold the following portfolio of three owned properties for approximately $245.0 million, resulting in net proceeds of approximately $242.3 million. The combined net gain on the portfolio disposition totaled approximately $42.3 million.

Property	Location	Primary University Served	Beds
Icon Plaza	Los Angeles, CA	University of Southern California	253
West 27th Place	Los Angeles, CA	University of Southern California	475
The Standard	Athens, GA	University of Georgia	610
			1,338

During the six months ended June 30, 2017, the Company sold The Province - Dayton, an owned property located near Wright State University in Dayton, Ohio, containing 657 beds for $25.0 million, resulting in net proceeds of approximately $24.5 million. The net loss on this disposition totaled approximately $0.6 million. Concurrent with the classification of this property as held for sale in December 2016, the Company reduced the property’s carrying amount to its estimated fair value less estimated selling costs, and recorded an impairment charge of $4.9 million.

Joint Venture Activity:

In May 2018, the Company executed an agreement to enter into a joint venture arrangement with Allianz Real Estate (the “ACC / Allianz Joint Venture Transaction”). The transaction included the sale of a partial ownership interest in a portfolio of seven owned properties, containing 4,611 beds, through a joint venture arrangement. The joint venture transaction involved the joint venture partner making a cash contribution of approximately $373.1 million in exchange for a 45% ownership interest. As part of the transaction, the joint venture issued $330 million of secured mortgage debt. For further discussion refer to Note 7.

The joint venture was determined to be a VIE. As the Company retained control of the properties after the joint venture transaction, it was deemed the primary beneficiary. As such, the Company’s contribution of the properties to the joint venture was recorded at net book value, and the joint venture is included in the Company’s consolidated financial statements contained herein. The joint venture partner’s ownership interest in the joint venture is accounted for as noncontrolling interest. For further discussion refer to Note 9. The difference between the joint venture partner’s cash contribution and its proportional share of the net book value of the properties was recorded in additional paid in capital in the Company’s consolidated balance sheets and consolidated statement of changes in equity.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

5. Investments in Owned Properties

Owned properties, both wholly-owned and those owned through investments in VIEs, consisted of the following:

	June 30, 2018	December 31, 2017
Land (1)	$626,991	$646,991
Buildings and improvements	5,915,120	6,096,527
Furniture, fixtures and equipment	348,579	348,828
Construction in progress	664,098	393,045
	7,554,788	7,485,391
Less accumulated depreciation	(1,122,049)	(1,035,027)
Owned properties, net	$6,432,739	$6,450,364

(1)
The land balance above includes undeveloped land parcels with book values of approximately $38.0 million as of June 30, 2018 and December 31, 2017.  It also includes land totaling approximately $34.7 million and $29.9 million as of June 30, 2018 and December 31, 2017, respectively, related to properties under development.

6. On-Campus Participating Properties

On-campus participating properties are as follows:

			Historical Cost
Lessor/University	Lease Commencement	Required Debt Repayment	June 30, 2018	December 31, 2017
Texas A&M University System / Prairie View A&M University (1)	2/1/1996	9/1/2023	$44,639	$44,364
Texas A&M University System / Texas A&M International	2/1/1996	9/1/2023	7,010	6,923
Texas A&M University System / Prairie View A&M University (2)	10/1/1999	8/31/2025	28,490	27,802
		8/31/2028
University of Houston System / University of Houston (3)	9/27/2000	8/31/2035	36,141	36,062
West Virginia University System / West Virginia University	7/16/2013	7/16/2045	45,239	44,845
			161,519	159,996
Accumulated amortization			(82,086)	(78,192)
On-campus participating properties, net			$79,433	$81,804

(1)	Consists of three phases placed in service between 1996 and 1998.

(2)	Consists of two phases placed in service in 2000 and 2003.

(3)	Consists of two phases placed in service in 2001 and 2005.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

7. Debt

A summary of the Company’s outstanding consolidated indebtedness, including unamortized debt premiums and discounts, is as follows:

	June 30, 2018	December 31, 2017
Debt secured by owned properties:
Mortgage loans payable:
Unpaid principal balance	$767,383	$496,557
Unamortized deferred financing costs	(2,188)	(2,144)
Unamortized debt premiums	14,048	19,006
	779,243	513,419
Construction loans payable (1)	113,330	51,780
Unamortized deferred financing costs	(1,150)	(888)
	891,423	564,311
Debt secured by on-campus participating properties:
Mortgage loans payable (2)	68,802	69,776
Bonds payable	30,575	30,575
Unamortized deferred financing costs	(584)	(642)
	98,793	99,709
Total secured mortgage, construction and bond debt	990,216	664,020
Unsecured notes, net of unamortized OID and deferred financing costs (3)	1,587,148	1,585,855
Unsecured term loans, net of unamortized deferred financing costs (4)	198,593	647,044
Unsecured revolving credit facility	51,300	127,600
Total debt, net	$2,827,257	$3,024,519

(1)
Construction loans payable relates to construction loans partially financing the development of six presale development projects. These properties are owned by entities determined to be VIEs for which the Company is the primary beneficiary. The creditors of these construction loans do not have recourse to the assets of the Company.

(2)	The creditors of mortgage loans payable related to on-campus participating properties do not have recourse to the assets of the Company.

(3)
Includes net unamortized original issue discount (“OID”) of $1.8 million and $1.9 million at June 30, 2018 and December 31, 2017, respectively, and net unamortized deferred financing costs of $11.1 million and $12.2 million at June 30, 2018 and December 31, 2017, respectively.

(4)	Includes net unamortized deferred financing costs of $1.4 million and $3.0 million at June 30, 2018 and December 31, 2017, respectively.

Mortgage and Construction Loans Payable

During the six months ended June 30, 2018, the Company paid off approximately $55.9 million of fixed rate mortgage debt secured by three owned properties. Additionally, during the six months ended June 30, 2018, the Company paid $2.7 million in debt defeasance costs associated with the early pay-off of mortgage loans in connection with the sale of one owned property and one owned property included in the ACC / Allianz Joint Venture Transaction (see Note 4). These costs were partially offset by the net write-off of $1.9 million of premiums and deferred financing costs, resulting in a loss from early extinguishment of debt of $0.8 million. During the six months ended June 30, 2017, the Company did not pay off any fixed rate mortgage debt.

In May 2018, as part of the ACC / Allianz Joint Venture Transaction, the joint venture issued $330 million of fixed rate secured mortgage debt with a coupon of 4.07% and the full amount of principal due at maturity in June 2028 (see Note 4).

In May 2017, the lender of the non-recourse mortgage loan secured by Blanton Common, a property located near Valdosta State University which was inherited as part of the GMH student housing transaction in 2008, sent a formal notice of default and initiated foreclosure proceedings. The property generated insufficient cash flow to cover the debt service on the mortgage, which had a balance of $27.4 million at default and a contractual maturity date of August 2017.  In May 2017, the lender began receiving the net operating cash flows of the property each month in lieu of scheduled monthly mortgage payments. In June 2017, the Company recorded an impairment charge for this property of $15.3 million. In August 2017, the property transferred to receivership and a third-party manager began managing the property on behalf of the lender. As of June 30, 2018, the Company was cooperating

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

with the lender to allow for a consensual foreclosure process upon which the property will be surrendered to the lender in satisfaction of the mortgage loan.

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

The notes are fully and unconditionally guaranteed by the Company.  Interest on the notes is payable semi-annually. The terms of the unsecured notes include certain financial covenants that require the Operating Partnership to limit the amount of total debt and secured debt as a percentage of total asset value, as defined.  In addition, the Operating Partnership must maintain a minimum ratio of unencumbered asset value to unsecured debt, as well as a minimum interest coverage level. As of June 30, 2018, the Company was in compliance with all such covenants.

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

The unsecured revolving credit facility bears interest at a variable rate, at the Company’s option, based upon a base rate of one-, two-, three- or six-month LIBOR, plus, in each case, a spread based upon the Company’s investment grade rating from either Moody’s Investor Services, Inc. or Standard & Poor’s Rating Group. Additionally, the Company is required to pay a facility fee of 0.20% per annum on the $700 million revolving credit facility.  As of June 30, 2018, the revolving credit facility bore interest at a weighted average annual rate of 3.28% (2.08% + 1.00% spread + 0.20% facility fee), and availability under the revolving credit facility totaled $648.7 million.

The terms of the unsecured credit facility include certain restrictions and covenants, which limit, among other items, the incurrence of additional indebtedness and liens.  The facility contains customary affirmative and negative covenants and also contains financial covenants that, among other things, require the Company to maintain certain maximum leverage ratios and minimum ratios of “EBITDA” (earnings before interest, taxes, depreciation and amortization) to fixed charges.  The financial covenants also include a minimum asset value requirement, a maximum secured debt ratio, and a minimum unsecured debt service coverage ratio.  As of June 30, 2018, the Company was in compliance with all such covenants.

Unsecured Term Loans

In May 2018, the Company repaid the $300 million unsecured term loan (“Term Loan III Facility”) and the $150 million unsecured term loan (“Term Loan I Facility”) which were due to mature in September 2018 and March 2021, respectively, using the proceeds from the sale of a partial interest in a portfolio of seven owned properties and the portfolio sale of three owned properties (see Note 4). In connection with the pay-off of the Term Loan III Facility and Term Loan I Facility, the Company accelerated the amortization of $0.9 million of deferred financing costs.

In June 2017, the Company entered into an Unsecured Term Loan Credit Agreement (the “Term Loan II Facility”) totaling $200 million. The maturity date of the Term Loan II Facility is June 2022. The agreement has an accordion feature that allows the

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Company to expand the amount by up to an additional $100 million, subject to the satisfaction of certain conditions. The weighted average annual rate on the Term Loan II Facility was 3.10% (2.00% + 1.10% spread), at June 30, 2018.

The terms of the term loan facilities described above include certain restrictions and covenants consistent with those of the unsecured revolving credit facility discussed above. As of June 30, 2018, the Company was in compliance with all such covenants.

8. Stockholders’ Equity / Partners’ Capital

Stockholders’ Equity - Company

In May 2018, the Company renewed its at-the-market share offering program (the “ATM Equity Program”) through which the Company may issue and sell, from time to time, shares of common stock having an aggregate offering price of up to $500 million.  The shares that may be sold under this program include shares of common stock of the Company with an aggregate offering price of approximately $233.0 million that were not sold under the company's previous ATM equity program that expired in May 2018. Actual sales under the program will depend on a variety of factors, including, but not limited to, market conditions, the trading price of the Company’s common stock and determinations of the appropriate sources of funding for the Company.

There was no activity under the Company’s ATM Equity Program during the three and six months ended June 30, 2018.  The following table presents activity under the Company’s previous ATM equity program during the three and six months ended June 30, 2017:

	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
Total net proceeds	$124,745	$187,403
Commissions paid to sales agents	$1,573	$2,354
Weighted average price per share	$47.69	$48.34
Shares of common stock sold	2,648,735	3,925,456

As of June 30, 2018, the Company had approximately $500.0 million available for issuance under its ATM Equity Program.

In 2015, the Company established a Non-Qualified Deferred Compensation Plan (“Deferred Compensation Plan”) maintained for the benefit of certain employees and members of the Company’s Board of Directors, in which vested share awards (see Note 10), salary and other cash amounts earned may be deposited. Deferred Compensation Plan assets are held in a rabbi trust, which is subject to the claims of the Company’s creditors in the event of bankruptcy or insolvency. The shares held in the Deferred Compensation Plan are classified within stockholders’ equity in a manner similar to the manner in which treasury stock is classified. Subsequent changes in the fair value of the shares are not recognized. During the six months ended June 30, 2018, 12,956 and 7,131 shares of vested stock were deposited into and withdrawn from the Deferred Compensation Plan, respectively. As of June 30, 2018, 69,603 shares of ACC’s common stock were held in the Deferred Compensation Plan.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

9. Noncontrolling Interests

Interests in Consolidated Real Estate Joint Ventures and Presale Arrangements

Noncontrolling interests - partially owned properties: As of June 30, 2018, the Operating Partnership consolidates four joint ventures that own and operate ten owned off-campus properties, including the ACC / Allianz Joint Venture Transaction discussed in Note 4. Additionally, the Company has entered into three presale agreements to purchase three in-process development properties. The portion of net assets attributable to the third-party partners in these arrangements is classified as “noncontrolling interests - partially owned properties” within equity and capital on the accompanying consolidated balance sheets of ACC and the Operating Partnership, respectively.

Redeemable noncontrolling interests (ACC) / redeemable limited partners (Operating Partnership): As part of an agreement to acquire a portfolio of seven student housing properties from affiliates of Core Spaces and DRW Real Estate Investments (the “Core Transaction”), the Company entered into two joint ventures (the “Core Joint Ventures”) in the third quarter of 2017. The Company is consolidating these joint ventures and the noncontrolling interest holder in each of these consolidated joint ventures has the option to redeem its noncontrolling interest in the entities through the exercise of put options. The options will be exercisable in the third and fourth quarter of 2019, and the redemption price is based on the fair value of the properties at the time of option exercise. As the exercise of the options is outside of the Company’s control, the portion of net assets attributable to the third-party partner in each of the Core Joint Ventures is classified as “redeemable noncontrolling interests” and “redeemable limited partners” in the mezzanine section of the accompanying consolidated balance sheets of ACC and the Operating Partnership, respectively. During the six months ended June 30, 2018, there were no changes in the redemption value of redeemable noncontrolling interests that resulted from a change in the fair value of the net assets held by the Core Joint Ventures.

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

As of June 30, 2018 and December 31, 2017, respectively, approximately 0.7% and 0.8% of the equity interests of the Operating Partnership were held by owners of Common OP Units and Preferred OP Units not held by ACC or ACC Holdings. During the six months ended June 30, 2018, 68,448 Common OP Units were converted into an equal number of shares of ACC’s common stock. During the year ended December 31, 2017, 22,000 Common OP Units were converted into an equal number of shares of ACC’s common stock.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Below is a table summarizing the activity of redeemable noncontrolling interests (ACC) / redeemable limited partners (Operating Partnership) for the six months ended June 30, 2018, which includes both the redeemable joint venture partners and OP Units discussed above:

Balance, December 31, 2017	$132,169
Net income	554
Distributions, net of contributions	(836)
Conversion of OP Units into shares of ACC common stock	(478)
Adjustments to reflect OP Units at fair value	(100)
Balance, June 30, 2018	$131,309

10. Incentive Award Plan

In May 2018, the Company’s stockholders approved the American Campus Communities, Inc. 2018 Incentive Award Plan (the “2018 Plan”).  The 2018 Plan replaced the Company’s 2010 Incentive Award Plan (the “2010 Plan”). The 2018 Plan provides for the grant of various stock-based incentive awards to selected employees and directors of the Company and the Company’s affiliates.  The types of awards that may be granted under the 2018 Plan include incentive stock options, nonqualified stock options, restricted stock awards (“RSAs”), restricted stock units (“RSUs”), profits interest units (“PIUs”) and other stock-based awards.  The Company has reserved a total 3.5 million shares of the Company’s common stock for issuance pursuant to the 2018 Plan, subject to certain adjustments for changes in the Company’s capital structure, as defined in the 2018 Plan.  Upon approval of the 2018 Plan, all remaining authorized shares that were not granted under the 2010 Plan were forfeited and are no longer available for issuance as new awards.

Restricted Stock Units (“RSUs”)

In March 2018, the Company appointed a new member to the Board of Directors who was granted RSUs valued at $115,000. A compensation charge of approximately $0.1 million was recorded during the six months ended June 30, 2018 related to this award.

Upon reelection to the Board of Directors in May 2018, all members of the Company’s Board of Directors were granted RSUs in accordance with the 2018 Plan.  These RSUs were valued at $160,000 for the Chairman of the Board of Directors and at $115,000 for all other members.  The number of RSUs was determined based on the fair market value of the Company’s stock on the date of grant, as defined in the 2018 Plan.  All awards vested and settled immediately on the date of grant, and the Company delivered shares of common stock, as determined by the Compensation Committee of the Board of Directors.  A compensation charge of approximately $0.9 million was recorded during the six months ended June 30, 2018 related to these awards.

A summary of RSUs as of June 30, 2018 and activity during the six months then ended is presented below:

Number of RSUs
Outstanding at December 31, 2017	—
Granted	24,630
Settled in common shares	(24,630)
Settled in cash	—
Outstanding at June 30, 2018	—

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Restricted Stock Awards (“RSAs”)

A summary of RSAs as of June 30, 2018 and activity during the six months then ended is presented below:

Number of RSAs
Nonvested balance at December 31, 2017	810,870
Granted	354,944
Vested(1)	(240,845)
Forfeited	(39,569)
Nonvested balance at June 30, 2018	885,400
(1) Includes shares withheld to satisfy tax obligations upon vesting.

The fair value of RSAs is calculated based on the closing market value of ACC’s common stock on the date of grant.  The fair value of these awards is amortized to expense over the vesting periods. Amortization expense for the three months ended June 30, 2018 and 2017 amounted to approximately $2.8 million and $3.9 million, respectively, and $6.1 million and $8.2 million for the six months ended June 30, 2018 and 2017, respectively.

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

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements.  To accomplish this objective, the Company primarily uses interest rate swaps and forward starting swaps as part of its interest rate risk management strategy.  Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.  Forward starting swaps are used to protect the Company against adverse fluctuations in interest rates by reducing its exposure to variability in cash flows relating to interest payments on a forecasted issuance of debt. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in other comprehensive income (outside of earnings) and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. Ineffectiveness resulting from the derivative instruments was immaterial for both the three and six month periods ended June 30, 2018 and 2017. As of June 30, 2018, the Company had outstanding interest rate swap contracts with a notional amount of approximately $97.0 million. The fair value of such interest rate swap contracts was immaterial as of both June 30, 2018 and December 31, 2017.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

12.  Fair Value Disclosures

Financial Instruments Carried at Fair Value

The following table presents information about the Company’s financial instruments measured at fair value on a recurring basis as of June 30, 2018 and 2017, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.  In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities the Company has the ability to access.  Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.  Level 2 inputs include quoted prices for similar assets and liabilities in active markets and inputs other than quoted prices observable for the asset or liability, such as interest rates and yield curves observable at commonly quoted intervals.  Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

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

Disclosures concerning financial instruments measured at fair value are as follows:

	Fair Value Measurements as of
	June 30, 2018				December 31, 2017
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Mezzanine:
Redeemable noncontrolling interests (Company)/Redeemable limited partners (Operating Partnership)	$—	$43,574	$87,735	$131,309	$—	$44,503	$87,666	$132,169

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

As discussed in Note 9, the redeemable noncontrolling interests related to the joint venture partners in the Core Transaction are marked to their redemption value at each balance sheet date.  The redemption value is based on the fair value of the underlying properties held by the joint ventures.  This analysis incorporates information obtained from a number of sources, including the Company’s analysis of comparable properties in the Company’s portfolio, estimations of net operating results of the properties, capitalization rates, discount rates, and other market data. The Company has determined these estimates are primarily based upon unobservable inputs and therefore are considered to be Level 3 inputs within the fair value hierarchy.

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

The table below contains the estimated fair value and related carrying amounts for the Company’s financial instruments as of June 30, 2018 and December 31, 2017:

	June 30, 2018			December 31, 2017
	Estimated Fair Value	Carrying Amount		Estimated Fair Value	Carrying Amount
Assets:
Loans receivable	$54,140	$59,586		$54,140	$57,948
Liabilities:
Unsecured notes	$1,556,789	$1,587,148	(1)	$1,620,839	$1,585,855	(1)
Mortgage loans payable	$818,563	$847,793	(2)	$571,676	$582,927	(2)
Bonds payable	$32,467	$30,243	(3)	$32,552	$30,201	(3)

(1)	Includes net unamortized OID and net unamortized deferred financing costs (see Note 7).

(2)	Includes net unamortized debt premiums and discounts and net unamortized deferred financing costs (see Note 7).
(3) Includes net unamortized deferred financing costs (see Note 7).

13. Commitments and Contingencies

Commitments

Construction Contracts: As of June 30, 2018, excluding six properties under construction and subject to presale arrangements which are being funded by construction loans, the Company estimates additional costs to complete nine owned development projects under construction to be approximately $200.0 million.

Joint Ventures: As part of the Core Transaction, the Company entered into two joint ventures during the third quarter of 2017. As part of this transaction, the Company is obligated to increase its investment in the joint ventures over a two year period, resulting in a funding commitment of approximately $284.6 million.

Presale Development Projects: The Company has entered into three presale agreements to purchase properties which will be completed in August 2018 and Fall 2019. Total estimated development costs of approximately $149.9 million include the purchase price and elected upgrades, of which $133.0 million remains to be funded as of June 30, 2018. The Company is obligated to purchase the properties as long as the developer meets certain construction completion deadlines and other closing conditions. The Company is responsible for leasing, management, and initial operations of the project while the third-party developer retains development risk during the construction period. See Note 9 for further discussion.

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

Under project cost guarantees, the Company is responsible for the construction cost of a project in excess of an approved budget. The budget consists primarily of costs included in the general contractors’ guaranteed maximum price contract (“GMP”). In most cases, the GMP obligates the general contractor, subject to force majeure and approved change orders, to provide completion date guarantees and to cover cost overruns and liquidated damages. In addition, the GMP is in certain cases secured with payment and performance bonds. Project cost guarantees expire upon completion of certain developer obligations, which are normally satisfied within one year after completion of the project. The Company’s estimated maximum exposure amount under the above guarantees is approximately $10.3 million as of June 30, 2018.  As of June 30, 2018, management did not anticipate any material deviations from schedule or budget related to third-party development projects currently in progress.

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

Other Guarantees: In 2017, as part of the purchase of an undeveloped land parcel, the Company entered into an agreement to construct a commercial retail space within a future development that will be conveyed back to the seller upon construction completion.  If the construction of the retail space is not completed in accordance with the agreement, the Company is required to pay liquidated damages of $2.1 million. As of June 30, 2018, management anticipates completing construction of the retail space in accordance with the agreement.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Owned Properties
Rental revenues and other income	$190,223	$169,874	$396,612	$349,584
Interest income	383	385	764	776
Total revenues from external customers	190,606	170,259	397,376	350,360
Operating expenses before depreciation, amortization, and ground/facility lease expense	(86,136)	(75,172)	(174,196)	(150,129)
Ground/facility lease expense	(1,940)	(1,687)	(3,987)	(3,287)
Interest expense, net (1)	(1,760)	664	(3,389)	346
Operating income before depreciation and amortization	$100,770	$94,064	$215,804	$197,290
Depreciation and amortization	$60,454	$53,345	$122,262	$103,002
Capital expenditures	$148,905	$148,074	$283,155	$276,728

On-Campus Participating Properties
Rental revenues and other income	$6,182	$6,171	$16,625	$16,329
Interest income	41	15	62	23
Total revenues from external customers	6,223	6,186	16,687	16,352
Operating expenses before depreciation, amortization, and ground/facility lease expense	(3,730)	(3,892)	(7,155)	(7,157)
Ground/facility lease expense	(793)	(778)	(1,588)	(1,535)
Interest expense	(1,269)	(1,342)	(2,522)	(2,675)
Operating income before depreciation and amortization	$431	$174	$5,422	$4,985
Depreciation and amortization	$1,952	$1,869	$3,894	$3,729
Capital expenditures	$378	$661	$1,524	$870

Development Services
Development and construction management fees	$2,202	$675	$3,048	$1,131
Operating expenses	(1,715)	(1,929)	(3,920)	(3,857)
Operating income (loss) before depreciation and amortization	$487	$(1,254)	$(872)	$(2,726)

Property Management Services
Property management fees from external customers	$2,452	$2,288	$5,183	$4,902
Operating expenses	(1,829)	(1,898)	(3,822)	(4,053)
Operating income before depreciation and amortization	$623	$390	$1,361	$849

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Reconciliations
Total segment revenues and other income	$220,811	$179,408	$422,294	$372,745
Unallocated interest income earned on investments and corporate cash	819	832	1,640	1,665
Total consolidated revenues, including interest income	$221,630	$180,240	$423,934	$374,410

Segment operating income before depreciation and amortization	$102,311	$93,374	$221,715	$200,398
Depreciation and amortization	(65,751)	(56,966)	(131,944)	(110,317)
Net unallocated expenses relating to corporate interest and overhead	(32,663)	(22,845)	(59,343)	(41,812)
Gain (loss) from disposition of real estate	42,314	(632)	42,314	(632)
Loss from early extinguishment of debt	(784)	—	(784)	—
Other operating income	2,648	—	2,648	—
Provision for real estate impairment	—	(15,317)	—	(15,317)
Income tax provision	(2,085)	(267)	(2,366)	(524)
Net income (loss)	$45,990	$(2,653)	$72,240	$31,796

(1)	Net of capitalized interest and amortization of debt premiums.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

15. Subsequent Events

Distributions:  On August 1, 2018, the Board of Directors of the Company declared a distribution per share of $0.46, which will be paid on August 24, 2018 to all common stockholders of record as of August 13, 2018.  At the same time, the Operating Partnership will pay an equivalent amount per unit to holders of Common OP Units, as well as the quarterly cumulative preferential distribution to holders of Preferred OP Units (see Note 9).

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

Property Portfolio

As of June 30, 2018, our total owned property portfolio contained 168 properties, consisting of owned off-campus student housing properties that are in close proximity to colleges and universities, American Campus Equity (“ACE®”) properties operated under ground/facility leases with university systems, and on-campus participating properties operated under ground/facility leases with the related university systems.  Of the 168 properties, 15 were under development as of June 30, 2018.  Our communities contain modern housing units and are supported by a resident assistant system and other student-oriented programming, with many offering resort-style amenities.

As of June 30, 2018, through ACC’s taxable REIT subsidiary (“TRS”) entities, we provided third-party management and leasing services for 34 properties, bringing our total owned and third-party managed portfolio to 202 properties.  Third-party management and leasing services are typically provided pursuant to management contracts that have initial terms that range from one to five years.

Below is a summary of our property portfolio as of June 30, 2018:

Property portfolio:	Properties	Beds
Owned operating properties:
Off-campus properties	123	69,416
On-campus ACE (1)	25	18,847
Subtotal – operating properties	148	88,263

Owned properties under development:
Off-campus properties	8	3,718
On-campus ACE	7	6,427
Subtotal – properties under development	15	10,145

Total owned properties	163	98,408

On-campus participating properties	5	5,086

Total owned property portfolio	168	103,494

Managed properties	34	28,361
Total property portfolio	202	131,855

(1)	Includes three properties at Prairie View A&M University that we ultimately expect to be refinanced under the existing on-campus participating structure.

Leasing Results

Our financial results for the 2018 calendar year are significantly impacted by the results of our annual leasing process for the 2017/2018 and the 2018/2019 academic years.  As of September 30, 2017, the beginning of the 2017/2018 academic year, occupancy at our 2018 same store properties was 96.6% at a rental rate increase of 2.9% compared to the prior academic year, and occupancy at our total owned property portfolio (including 2017 acquisitions and development deliveries) was 95.4%.

Development

At June 30, 2018, we were in the process of constructing seven on-campus ACE properties and eight owned off-campus properties, including six presale development projects. These properties are summarized in the table below:

Owned Development Projects Under Construction:

Project	Location	Primary University Served	Project Type	Beds	Estimated Project Cost	Total Costs Incurred	Scheduled Occupancy

Gladding Residence Center	Richmond, VA	Virginia Commonwealth University	ACE	1,524	$95,700	$90,997	August 2018
Irvington House	Indianapolis, IN	Butler University	ACE	648	38,900	32,851	August 2018
Greek Leadership Village	Tempe, AZ	Arizona State University	ACE	957	69,600	59,474	August 2018
David Blackwell Hall	Berkeley, CA	University of California, Berkeley	ACE	781	98,700	91,430	August 2018
NAU Honors College	Flagstaff, AZ	Northern Arizona University	ACE	636	43,400	44,164	August 2018
U Club Townhomes	Oxford, MS	University of Mississippi	Off-campus	528	44,300	41,755	August 2018
SUBTOTAL – 2018 DELIVERIES				5,074	$390,600	$360,671

191 College	Auburn, AL	Auburn University	Off-campus	495	$59,300	$22,750	July 2019
Columbus Avenue Student Apts.	Boston, MA	Northeastern University	ACE	825	153,400	81,981	August 2019
University of Arizona Honors College	Tucson, AZ	University of Arizona	ACE	1,056	84,700	22,642	August 2019
SUBTOTAL – 2019 DELIVERIES				2,376	$297,400	$127,373

TOTAL – ALL PROJECTS				7,450	$688,000	$488,044

Presale Development Projects Under Construction:

Under the terms of a presale transaction, the Company is obligated to purchase the property as long as certain construction completion deadlines and other closing conditions are met. The Company is responsible for leasing, management, and initial operations of the project while the third-party developer retains development risk during the construction period. In accordance with accounting guidance, the Company includes presale properties in its consolidated financial statements upon execution of the presale agreement with the developer. During the six months ended June 30, 2018, the Company entered into presale agreements to purchase two owned properties (The Flex at Stadium Centre and 959 Franklin) containing 783 beds for approximately $107.3 million. Refer to Note 3 in the accompanying Notes to Consolidated Financial Statements contained in Item 1 for a more detailed discussion of our recent presale development activity. As of June 30, 2018, our presale development pipeline consisted of the following properties:

Project	Location	Primary University Served	Project Type	Beds	Purchase Price	Amount Funded as of June 30, 2018	Scheduled Occupancy

The Edge - Stadium Centre	Tallahassee, FL	Florida State University	Off-campus	412	$42,600	$400	August 2018
Core Spaces / DRW Portfolio (1)
Hub Ann Arbor	Ann Arbor, MI	University of Michigan	Off-campus				September 2018
Hub Flagstaff	Flagstaff, AZ	Northern Arizona University	Off-campus				September 2018
Hub West Lafayette	West Lafayette, IN	Purdue University	Off-campus				September 2018
				1,500	$240,000	$24,208
SUBTOTAL – 2018 DELIVERIES				1,912	$282,600	$24,608

The Flex at Stadium Centre	Tallahassee, FL	Florida State University	Off-campus	340	$36,700	$353	August 2019
959 Franklin (2)	Eugene, OR	University of Oregon	Off-campus	443	70,600	16,123	September 2019
SUBTOTAL – 2019 DELIVERIES				783	$107,300	$16,476
TOTAL – ALL PROJECTS				2,695	$389,900	$41,084

(1) In August 2017, we funded an initial investment of $24.2 million through a joint venture with Core Spaces/DRW Real Estate Investments. Including the initial investment, we expect to invest a total of $240.0 million over a two year period.

(2)	As part of the presale agreement, the Company provided $15.6 million of mezzanine financing to the project.

Joint Venture Activity

As discussed in more detail in Note 4 in the accompanying Notes to the Consolidated Financial Statements contained in Item 1, in May 2018 we executed an agreement to enter into a joint venture arrangement with Allianz Real Estate the “ACC / Allianz Joint Venture.” The transaction included the sale of a partial ownership interest in a portfolio of seven owned properties, containing 4,611 beds, through a joint venture arrangement. The joint venture transaction involved the joint venture partner making a cash contribution of approximately $373.1 million in exchange for a 45% ownership interest. As part of the transaction, the joint venture issued $330 million of secured mortgage debt. The joint venture will pay the company a property management fee of 4% of total revenues and a 0.25% asset management fee on total invested equity net of debt. In addition, the Company and the joint venture partner will receive periodic distributions of operating cash flow in accordance to their proportionate ownership interest.

Dispositions

During the three months ended June 30, 2018, the Company sold a portfolio of three owned properties for approximately $245.0 million. Refer to Note 4 in the accompanying Notes to Consolidated Financial Statements contained in Item 1 for a more detailed discussion of our recent disposition activity.

Third-Party Development Services

Through ACC’s TRS entities, we provide development and construction management services for student housing properties owned by colleges and universities, charitable foundations and others.  As of June 30, 2018, we were under contract on four third-party development projects that are currently under construction and whose fees total $15.9 million.  As of June 30, 2018, fees of approximately $6.1 million remained to be earned by the Company with respect to these projects, which have scheduled completion dates in July and August 2019.

Results of Operations

Comparison of the Three Months Ended June 30, 2018 and June 30, 2017

The following table presents our results of operations for the three months ended June 30, 2018 and 2017, including the amount and percentage change in these results between the two periods.

	Three Months Ended June 30,
	2018	2017	Change ($)	Change (%)
Revenues
Owned properties	$189,488	$169,156	$20,332	12.0%
On-campus participating properties	6,182	6,171	11	0.2%
Third-party development services	2,202	675	1,527	226.2%
Third-party management services	2,452	2,288	164	7.2%
Resident services	735	718	17	2.4%
Total revenues	201,059	179,008	22,051	12.3%

Operating expenses (income)
Owned properties	86,136	75,172	10,964	14.6%
On-campus participating properties	3,730	3,892	(162)	(4.2)%
Third-party development and management services	3,544	3,827	(283)	(7.4)%
General and administrative	13,173	9,782	3,391	34.7%
Depreciation and amortization	63,537	55,943	7,594	13.6%
Ground/facility leases	2,733	2,465	268	10.9%
Provision for real estate impairment	—	15,317	(15,317)	(100.0)%
Other operating income	(2,648)	—	(2,648)	100.0%
Total operating expenses	170,205	166,398	3,807	2.3%

Operating income	30,854	12,610	18,244	144.7%

Nonoperating income (expenses)
Interest income	1,243	1,232	11	0.9%
Interest expense	(23,338)	(14,573)	(8,765)	60.1%
Amortization of deferred financing costs	(2,214)	(1,023)	(1,191)	116.4%
Gain (loss) from disposition of real estate	42,314	(632)	42,946	(6,795.3)%
Loss from early extinguishment of debt	(784)	—	(784)	100.0%
Total nonoperating income (expenses)	17,221	(14,996)	32,217	(214.8)%

Income (loss) before income taxes	48,075	(2,386)	50,461	(2,114.9)%
Income tax provision	(2,085)	(267)	(1,818)	680.9%

Net income (loss)	45,990	(2,653)	48,643	(1,833.5)%

Net loss (income) attributable to noncontrolling interests	19	(109)	128	(117.4)%
Net income (loss) attributable to ACC, Inc. and Subsidiaries common stockholders	$46,009	$(2,762)	$48,771	(1,765.8)%

Same Store and New Property Operations

We define our same store property portfolio as owned properties that were owned and operating for both of the full years ended December 31, 2018 and December 31, 2017, which are not conducting or planning to conduct substantial development, redevelopment, or repositioning activities, and are not classified as held for sale as of June 30, 2018.

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

A reconciliation of our same store, new property and sold/other property operations to our consolidated statements of comprehensive income is set forth below:

	Same Store Properties		New Properties		Sold Properties/Other(1)		Total - All Properties
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2018	2017	2018	2017	2018 (2)	2017 (3)	2018	2017
Number of properties (4)	130	130	17	2	4	5	151	137
Number of beds (4)	76,433	76,433	10,970	982	2,198	2,855	89,601	80,270

Revenues (5)	$164,760	$162,367	$22,293	$1,833	$3,170	$5,674	$190,223	$169,874
Operating expenses	73,983	71,710	10,305	1,079	1,848	2,383	86,136	75,172

(1)
Does not include the allocation of payroll and other administrative costs related to corporate management and oversight. Operating expenses include $0.3 million of transaction costs and recurring professional fees related to the formation and operation of the ACC / Allianz Joint Venture that are included in owned properties operating expenses in the consolidated statements of comprehensive income.

(2)
Includes three properties sold in 2018 and one property currently in receivership that is in the process of being transferred to the lender in settlement of the property’s $27.4 million mortgage loan that matured in August 2017.

(3)	Includes properties sold in 2018 and 2017, and one property that is in the process of being transferred to the lender as discussed above.

(4)	Does not include properties under construction or undergoing redevelopment.

(5)	Includes revenues which are reflected as resident services revenue on the accompanying consolidated statements of comprehensive income.

Same Store Properties:  The increase in revenue from our same store properties was primarily due to an increase in average rental rates for the 2017/2018 academic year, partially offset by a decrease in weighted average occupancy from 91.5% during the three months ended June 30, 2017 to 90.1% during the three months ended June 30, 2018. Future revenues will be dependent on our ability to maintain our current leases in effect for the 2017/2018 academic year and our ability to obtain appropriate rental rates and desired occupancy for the 2018/2019 academic year at our various properties.

The increase in operating expenses from our same store properties was primarily due to: (i) an increase in property taxes due to increased property tax assessments in various markets and increases related to 2016 development deliveries and acquisitions that were assessed at full value for the first time; (ii) an increase in marketing expenses associated with our ongoing leasing efforts; and (iii) other general inflationary factors. We anticipate that operating expenses for our same store property portfolio for 2018 will increase, as compared to 2017, for the reasons discussed above as well as anticipated increases in utilities and payroll expenses.

New Property Operations: Our new properties for the three and six months ended June 30, 2018 are summarized in the table below:

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

On-Campus Participating Properties (“OCPP”) Operations

Same Store OCPP Properties: We had five participating properties containing 5,086 beds which were operating during the three months ended June 30, 2018, and 2017. Revenues from these properties remained constant at $6.2 million during the comparable three month periods, as the slight increase in average rental rates for the 2017/2018 academic year was offset by a decrease in average occupancy from 52.2% for the three months ended June 30, 2017 to 52.0% for the three months ended June 30, 2018. Occupancy at our on-campus participating properties is low during the summer months due to the expiration of the 9-month leases concurrent with the end of the spring semester. Operating expenses at these properties decreased by $0.2 million, from $3.9 million for the three months ended June 30, 2017, to $3.7 million for the three months ended June 30, 2018, primarily due to decreases in payroll and utilities expense. Future revenues will be dependent on our ability to maintain our current leases in effect for the 2017/2018 academic year and our ability to obtain appropriate rental rates and desired occupancy for the 2018/2019 academic year. We anticipate that operating expenses for our on-campus participating properties for 2018 will increase slightly, as compared to 2017, as a result of general inflation.

Third-Party Development Services Revenue

Third-party development services revenue increased by approximately $1.5 million, from $0.7 million during the three months ended June 30, 2017, to $2.2 million for the three months ended June 30, 2018.  The increase was due to the closing of bond financing and commencement of construction of the Delaware State University project in May 2018. During the three months ended June 30, 2018, we had four projects in progress with an average contractual fee of approximately $4.0 million, as compared to the three months ended June 30, 2017, in which we had two projects in progress with an average contractual fee of approximately $1.7 million.

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

General and Administrative

General and administrative expenses increased approximately $3.4 million, from $9.8 million during three months ended June 30, 2017, to $13.2 million for the three months ended June 30, 2018. Excluding $5.8 million in transaction costs incurred in connection with the closing of the ACC / Allianz Joint Venture during three months ended June 30, 2018, and a $3.4 million contractual executive separation and retirement charge as a result of the retirement of the Company’s former Chief Financial Officer during the three months ended June 30, 2017, general and administrative expense increased $1.0 million. This increase was primarily due to additional expenses incurred in connection with enhancements to our operating systems platform, additional payroll expenses, and other general inflationary factors. We anticipate general and administrative expenses will increase in 2018 as compared to 2017, for the reasons discussed above.

Depreciation and Amortization

Depreciation and amortization increased by approximately $7.6 million, from $55.9 million during the three months ended June 30, 2017, to $63.5 million for the three months ended June 30, 2018.  This increase was primarily due to the following: (i) a $5.7 million increase related to the completion of construction and opening of ten owned development properties in August 2017; (ii) a $3.3 million increase due to property acquisition activity during 2017; and (iii) a $0.4 million increase in corporate depreciation. These increases were partially offset by: (i) a $1.1 million decrease in depreciation and amortization expense related to properties sold during three months ended June 30, 2018; and (ii) a $0.6 million decrease in depreciation and amortization expense at same store properties. We anticipate depreciation and amortization expense will increase in 2018, as compared to 2017, for the reasons discussed above, as well as owned development projects anticipated to be completed in Fall 2018. These increases will be offset by property dispositions completed during 2017 and 2018.

Provision for Real Estate Impairment

During the three months ended June 30, 2017, we recorded an impairment loss of approximately $15.3 million for one owned property that is in the process of being transferred to the lender in settlement of the property's $27.4 million mortgage loan that matured in August 2017. Refer to Note 7 in the accompanying Notes to Consolidated Financial Statements in Item 1 for a detailed discussion of this transaction.

Other Operating Income

During the three months ended June 30, 2018, we recorded a $2.6 million gain related to cash proceeds received from a litigation settlement.

Interest Expense

Interest expense increased by approximately $8.7 million, from $14.6 million during the three months ended June 30, 2017, to $23.3 million for the three months ended June 30, 2018. This increase was primarily due to the following: (i) a $2.8 million increase in interest related to the closing of a $200 million term loan in June 2017 and a $300 million term loan in September 2017; (ii) a $3.6 million increase in interest expense related to our $400 million offering of unsecured notes in October 2017; (iii) a $1.7 million decrease in capitalized interest due to the timing and volume of construction activities on our owned development projects during the comparable three month periods; (iv) a $1.1 million increase due to the issuance of $330 million in mortgage debt as part of the ACC / Allianz Joint Venture transaction; and (v) a $0.3 million increase in accrued default interest on one of our properties that is in the process of being transferred to the lender in settlement of the property’s $27.4 million mortgage loan that matured in August 2017. These increases were partially offset by (i) a $0.5 million decrease related to the pay-off of mortgage loans during 2017 and 2018; and (ii) a $0.2 million decrease related to the disposition of properties with outstanding debt during 2017 and 2018.

We anticipate interest expense will increase in 2018, as compared to 2017, due to the reasons discussed above, increased interest rates on the company’s variable rate debt, and additional interest incurred from any offerings of unsecured notes anticipated during 2018. These increases will be offset by the pay-off of term loans in May 2018 and expected pay-off of outstanding mortgage debt scheduled to mature in 2018.

Amortization of Deferred Financing Costs

Amortization of deferred financing costs increased by approximately $1.2 million, from $1.0 million during the three months ended June 30, 2017 to $2.2 million for the three months ended June 30, 2018. The increase was primarily due to $0.9 million of accelerated amortization related to the pay-off of $450 million of term loan debt in May 2018. We anticipate amortization of deferred finance costs will increase in 2018, due to the reason discussed above, and offerings of unsecured notes anticipated during 2018.

Gain (Loss) from Disposition of Real Estate

During the three months ended June 30, 2018, we sold a portfolio of three owned properties containing 1,338 beds, resulting in a net gain from disposition of real estate of approximately $42.3 million. During the three months ended June 30, 2017, we sold one owned property containing 657 beds, resulting in a net loss from disposition of real estate of approximately $0.6 million. Gain or loss from the disposition of real estate for the full year 2018 will be dependent on the volume of anticipated disposition activity.

Loss from Early Extinguishment of Debt

During the three months ended June 30, 2018, we incurred approximately $0.8 million of losses associated with the early pay-off of mortgage loans in connection with the sale of one owned property and one owned property included in the ACC / Allianz Joint Venture Transaction. Refer Note 4 and Note 7 in the accompanying Notes to Consolidated Financial Statements contained in Item 1 for additional details.

Income Tax Provision

Income tax provision increased by approximately $1.8 million, from $0.3 million during the three months ended June 30, 2017 to $2.1 million for the three months ended June 30, 2018. The increase was primarily due to state income tax due to a tax gain related to the ACC / Allianz Joint Venture Transaction.

Comparison of the Six Months Ended June 30, 2018 and June 30, 2017

The following table presents our results of operations for the six months ended June 30, 2018 and 2017, including the amount and percentage change in these results between the two periods.

	Six Months Ended June 30,
	2018	2017	Change ($)	Change (%)
Revenues
Owned properties	$395,020	$347,987	$47,033	13.5%
On-campus participating properties	16,625	16,329	296	1.8%
Third-party development services	3,048	1,131	1,917	169.5%
Third-party management services	5,183	4,902	281	5.7%
Resident services	1,592	1,597	(5)	(0.3)%
Total revenues	421,468	371,946	49,522	13.3%

Operating expenses (income)
Owned properties	174,196	150,129	24,067	16.0%
On-campus participating properties	7,155	7,157	(2)	—%
Third-party development and management services	7,742	7,910	(168)	(2.1)%
General and administrative	19,872	16,516	3,356	20.3%
Depreciation and amortization	128,316	108,266	20,050	18.5%
Ground/facility leases	5,575	4,822	753	15.6%
Provision for real estate impairment	—	15,317	(15,317)	(100.0)%
Other operating income	(2,648)	—	(2,648)	100.0%
Total operating expenses	340,208	310,117	30,091	9.7%

Operating income	81,260	61,829	19,431	31.4%

Nonoperating income (expenses)
Interest income	2,466	2,464	2	0.1%
Interest expense	(47,022)	(29,290)	(17,732)	60.5%
Amortization of deferred financing costs	(3,628)	(2,051)	(1,577)	76.9%
Gain (loss) from disposition of real estate	42,314	(632)	42,946	(6,795.3)%
Loss from early extinguishment of debt	(784)	—	(784)	100.0%
Total nonoperating expenses	(6,654)	(29,509)	22,855	(77.5)%

Income before income taxes	74,606	32,320	42,286	130.8%
Income tax provision	(2,366)	(524)	(1,842)	351.5%
Net income	72,240	31,796	40,444	127.2%

Net income attributable to noncontrolling interests	(304)	(508)	204	(40.2)%
Net income attributable to ACC, Inc. and Subsidiaries common stockholders	$71,936	$31,288	$40,648	129.9%

Same Store and New Property Operations

A reconciliation of our same store, new property and sold/other property operations to our consolidated statements of comprehensive income is set forth below:

	Same Store Properties		New Properties		Sold Properties/Other (1)		Total - All Properties
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017	2018 (2)	2017 (3)	2018	2017
Number of properties (4)	130	130	17	2	4	5	151	137
Number of beds (4)	76,433	76,433	10,970	982	2,198	2,855	89,601	80,270

Revenues (5)	$341,312	$335,596	$46,796	$1,920	$8,504	$12,068	$396,612	$349,584
Operating expenses	149,027	143,542	21,130	1,329	4,039	5,258	174,196	150,129

(1)
Does not include the allocation of payroll and other administrative costs related to corporate management and oversight. Operating expenses include $0.3 million of transaction costs and recurring professional fees related to the formation and operation of the ACC / Allianz Joint Venture that are included in owned properties operating expenses in the consolidated statements of comprehensive income.

(2)
Includes three properties sold in 2018 and one property currently in receivership that is in the process of being transferred to the lender in settlement of the property’s $27.4 million mortgage loan that matured in August 2017.

(3)	Includes properties sold in 2018 and 2017, and one property that is in the process of being transferred to the lender as discussed above.

(4)	Does not include properties under construction or undergoing redevelopment.

(5)	Includes revenues which are reflected as resident services revenue on the accompanying consolidated statements of comprehensive income.

Same Store Properties:  The increase in revenue from our same store properties was primarily due to an increase in average rental rates for the 2017/2018 academic year, partially offset by a decrease in our weighted average occupancy from 94.2% during the six months ended June 30, 2017 to 93.1% for the six months ended June 30, 2018.

The increase in operating expenses from our same store properties was primarily due to the same factors that contributed to the increase in operating expenses for the three months ended June 30, 2018, as discussed above, as well as an increase in utilities and repairs and maintenance expense incurred during the first quarter 2018 as a result of excessive winter storms.

New Property Operations: Our new properties for the six months ended June 30, 2018 are summarized in the table of new properties contained in the discussion of our results of operations for the three months ended June 30, 2018 and 2017.

On-Campus Participating Properties (“OCPP”) Operations

Same Store OCPP Properties: We had five participating properties containing 5,086 beds which were operating during the six months ended June 30, 2018, and 2017. Revenues from these properties increased by $0.3 million, from $16.3 million for the six months ended June 30, 2017, to $16.6 million for the six months ended June 30, 2018 as a result of an increase in average rental rates for the 2017/2018 academic years, offset by a decrease in average occupancy from 74.1% for the six months ended June 30, 2017 to 73.7% for the six months ended June 30, 2018. Operating expenses at these properties remained constant at $7.2 million for both of the comparable six month periods.

Third-Party Development Services Revenue

Third-party development services revenue increased by approximately $1.9 million, from $1.1 million during the six months ended June 30, 2017, to $3.0 million for the six months ended June 30, 2018.  This increase was primarily due to the same factors that contributed to the increase for the three months ended June 30, 2018, as discussed above.

General and Administrative

General and administrative expenses increased by approximately $3.4 million, from $16.5 million during the six months ended June 30, 2017 to $19.9 million for the six months ended June 30, 2018. Excluding $5.8 million in transaction costs incurred in connection with the closing of the ACC / Allianz Joint Venture during the six months ended June 30, 2018, and $4.5 million in contractual executive separation and retirement charges incurred in the first and second quarter 2017, general and administrative expense increased $2.1 million. This increase was primarily due to the same factors that contributed to the increase in general and administrative expenses for the three months ended June 30, 2018, as discussed above.

Depreciation and Amortization

Depreciation and amortization increased by approximately $20.0 million, from $108.3 million during the six months ended June 30, 2017, to $128.3 million for the six months ended June 30, 2018.  This increase was primarily due to the following: (i) an $11.4 million increase related to the completion of construction and opening of ten owned development properties in August 2017; (ii) an $8.5 million increase due to property acquisition activity during 2017; (iii) a $0.7 million increase in depreciation expense at our same store properties due to capital improvement projects at various properties; and (iv) a $0.6 million increase in depreciation of corporate assets. These increases were partially offset by a $1.0 million decrease in depreciation and amortization expense related to properties sold in 2017 and 2018.

Ground/Facility Leases

Ground/facility leases expense increased by approximately $0.8 million, from $4.8 million during the six months ended June 30, 2017, to $5.6 million for the six months ended June 30, 2018. This increase was primarily due to ACE development projects that completed construction and opened for operations in Fall 2017. We anticipate ground/facility leases expense to increase due to ACE development projects that have or will complete construction and open for operations in 2017 and in 2018.

Provision for Real Estate Impairment

During the six months ended June 30, 2017, we recorded an impairment charge of approximately $15.3 million for one owned property currently in receivership that is in the process of being transferred to the lender in settlement of the property’s $27.4 million mortgage loan that matured in August 2017. Refer to Note 7 in the accompanying Notes to Consolidated Financial Statements in Item 1 for a detailed discussion of this transaction.

Interest Expense

Interest expense increased by approximately $17.7 million, from $29.3 million during the six months ended June 30, 2017, to $47.0 million for the six months ended June 30, 2018. Interest expense increased as a result of the following: (i) a $6.5 million increase in interest related to the closing of a $200 million term loan in June 2017 and a $300 million term loan in September 2017; (ii) a $7.3 million increase in interest expense related to our $400 million offering of unsecured notes in October 2017; (iii) a $3.1 million decrease in capitalized interest due to the timing and volume of construction activities on our owned development projects during the comparable six month periods; (iv) a $1.1 million increase due to the issuance of $330 million in mortgage debt as part of the ACC / Allianz Joint Venture transaction; (v) an $0.8 million increase in accrued default interest on one of our properties that is in the process of being transferred to the lender in settlement of the property’s $27.4 million mortgage loan that matured in August 2017; and (vi) a $0.4 million increase in interest expense related to increased borrowings on our revolving credit facility. These increases were partially offset by (i) a $1.0 million decrease related to the pay-off of mortgage loans during 2017 and 2018; and (ii) a $0.2 million decrease related to the disposition of properties with outstanding debt during 2017 and 2018.

Amortization of Deferred Financing Costs

Amortization of deferred financing costs increased by approximately $1.5 million, from $2.1 million during the six months ended June 30, 2017, to $3.6 million for the six months ended June 30, 2018. This increase was primarily due to $0.6 million in amortization expense related to the closing of $500 million in term loans in 2017 and $0.9 million of accelerated amortization related to the pay-off of $450 million of term loan debt in May 2018.

Gain (Loss) from Disposition of Real Estate

During the six months ended June 30, 2018, we sold three owned properties containing 1,338 beds, resulting in a net gain from disposition of real estate of approximately $42.3 million. During the six months ended June 30, 2017, we sold one owned property containing 657 beds, resulting in a net gain from disposition of real estate of approximately $0.6 million. Refer to Note 4 in the accompanying Notes to the Consolidated Financial Statements contained in Item 1.

Loss from Early Extinguishment of Debt

During the six months ended June 30, 2018, we incurred approximately $0.8 million of losses associated with the early pay-off of mortgage loans in connection with the sale of one owned property and one owned property included in the ACC / Allianz Joint Venture Transaction. Refer Note 4 and Note 7 in the accompanying Notes to Consolidated Financial Statements contained in Item 1 for additional details.

Income Tax Provision

Income tax provision increased by approximately $1.9 million, from $0.5 million during the six months ended June 30, 2017, to $2.4 million for the six months ended June 30, 2018. The increase was primarily due to state income tax due to a tax gain related to the ACC / Allianz Joint Venture Transaction.

Liquidity and Capital Resources

Cash Balances and Cash Flows

As of June 30, 2018, excluding our on-campus participating properties, we had $70.2 million in cash and cash equivalents and restricted cash as compared to $49.9 million in cash and cash equivalents and restricted cash as of December 31, 2017.  Restricted cash primarily consists of escrow accounts held by lenders and resident security deposits, as required by law in certain states, and funds held in escrow in connection with potential acquisition and development opportunities.  The following discussion relates to changes in cash due to operating, investing and financing activities, which are presented in our consolidated statements of cash flows included in Item 1.

Operating Activities: For the six months ended June 30, 2018, net cash provided by operating activities was approximately $169.5 million, as compared to approximately $130.8 million for the six months ended June 30, 2017, an increase of $38.7 million.  This increase in cash flows was due to the timing of property tax payments for owned properties, as well as operating cash flows provided by the completion of construction and opening of ten owned development properties in the third quarter of 2017 and property acquisitions in 2017.

Investing Activities:  Investing activities utilized totaled approximately $44.4 million and $431.6 million for the six months ended June 30, 2018 and 2017, respectively.  The $387.2 million decrease in cash utilized in investing activities was primarily a result of the following: (i) a $217.8 million increase in proceeds from property dispositions related to the sale of a three property portfolio during the current quarter; (ii) a $158.0 million decrease in cash paid to acquire operating and under development properties; (iii) a $17.0 million decrease in cash paid to acquire undeveloped land parcels; (iv) a $6.2 million decrease in cash used to fund capital expenditures at our owned properties; and (v) a $1.6 million decrease in cash used to fund corporate capital expenditures. These decreases were partially offset by (i) a $12.6 million increase in cash used to fund the construction of our owned development properties, related to the timing of construction commencement and completion of our owned development pipeline; and (ii) a $0.7 million increase in cash used to fund capital expenditures at our on-campus participating properties.

Financing Activities: For the six months ended June 30, 2018, net cash used in financing activities totaled approximately $102.6 million as compared to net cash provided by financing activities of $307.6 million for the six months ended June 30, 2017. The $410.2 million decrease in cash provided by financing activities was primarily a result of the following: (i) a $450.0 million increase in cash used to pay down the Company’s $300 million and $150 million unsecured term loans due to mature in September 2018 and March 2021, respectively; (ii) a $200.0 million decrease in proceeds from unsecured term loans; (iii) a $187.4 million decrease in net proceeds from the sale of common stock under our ATM Equity Program related to activity in 2017; (iv) a $151.1 million increase in distributions to noncontrolling interests primarily as a result of the ACC / Allianz Joint Venture Transaction; (v) a $119.3 million decrease in net proceeds on our revolving credit facility; (vi) a $58.6 million increase in cash used to pay off mortgage and construction debt, including defeasance costs, during the six months ended June 30, 2018; and (vii) an $8.0 million increase in distributions to common and restricted stockholders. These decreases were partially offset by the following: (i) $366.2 million increase in contributions from noncontrolling interests primarily due to the ACC / Allianz Joint Venture Transaction (refer to Note 4 in the accompany Notes to Consolidated Financial Statements contained in Item 1); (ii) $330.0 million in proceeds from mortgage debt issued by the previously mentioned ACC / Allianz joint venture; (iii) $60.5 million in proceeds from construction loans; (iv) a $5.2 million decrease in payments of debt issuance costs due to the amendment of our credit agreement in January 2017; and (v) a $1.5 million decrease in taxes paid on net share settlements.

Liquidity Needs, Sources and Uses of Capital

As of June 30, 2018, our short-term liquidity needs included, but were not limited to, the following: (i) anticipated distribution payments to our common and restricted stockholders totaling approximately $253.1 million based on an assumed annual cash distribution of $1.84 per share and the number of our shares outstanding as of June 30, 2018; (ii) anticipated distribution payments to our Operating Partnership unitholders totaling approximately $1.9 million based on an assumed annual distribution of $1.84 per common unit and a cumulative preferential per annum cash distribution rate of 5.99% on our Preferred OP Units based on the number of units outstanding as of June 30, 2018; (iii) the pay-off of approximately $95.6 million of outstanding fixed rate mortgage debt scheduled to mature during the next 12 months; (iv) estimated development costs over the next 12 months totaling approximately $198.4 million for our owned properties currently under construction; (v) a $42.2 million obligation to purchase a property subject to a presale arrangement (see Note 13 in the accompanying Notes to the Consolidated Financial Statements contained in Item 1); (vi) an obligation to increase our investment in the Core Joint Ventures, resulting in a funding commitment of approximately $130.6 million (see Note 13 in the accompanying Notes to the Consolidated Financial Statements contained in Item 1); (vii) funds for other development projects scheduled to commence construction during the next 12 months; and (viii) potential future property or land acquisitions, including mezzanine financed developments.

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

On August 1, 2018, our Board of Directors declared a distribution per share of $0.46, which will be paid on August 24, 2018 to all common stockholders of record as of August 13, 2018.  At the same time, the Operating Partnership will pay an equivalent amount per unit to holders of Common OP Units, as well as the quarterly cumulative preferential distribution to holders of Preferred OP Units.

Indebtedness

The amounts below exclude net unamortized debt premiums and discounts related to mortgage loans assumed in connection with property acquisitions, original issue discounts (“OID”s), and deferred financing costs (see Note 7 in the accompanying Notes to the Consolidated Financial Statements contained in Item 1). A summary of our consolidated indebtedness as of June 30, 2018 is as follows:

	Amount	% of Total	Weighted Average Rates (1)	Weighted Average Maturities
Secured	$980,090	34.6%	4.6%	6.2 Years
Unsecured	1,851,300	65.4%	3.6%	5.4 Years
Total consolidated debt	$2,831,390	100.0%	4.0%	5.7 Years

Fixed rate debt
Secured
Project-based taxable bonds	$30,575	1.1%	7.6%	6.3 Years
Mortgage	836,185	29.6%	4.4%	7.0 Years
Unsecured
April 2013 Notes	400,000	14.1%	3.8%	4.8 Years
June 2014 Notes	400,000	14.1%	4.1%	6.0 Years
September 2015 Notes	400,000	14.1%	3.4%	2.3 Years
October 2017 Notes	400,000	14.1%	3.6%	9.4 Years
Total - fixed rate debt	2,466,760	87.1%	3.4%	6.1 Years

Variable rate debt:
Secured
Construction	113,330	4.0%	4.9%	.2 Years
Unsecured
Term loans	200,000	7.1%	3.1%	4.0 Years
Unsecured revolving credit facility	51,300	1.8%	3.3%	3.7 Years
Total - variable rate debt	364,630	12.9%	3.7%	2.8 Years
Total consolidated debt	$2,831,390	100.0%	4.0%	5.7 Years

(1)	Represents stated interest rate and does not include the effect of the amortization of deferred financing costs, debt premiums and discounts, OIDs, and interest rate swap terminations.

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

We also believe it is meaningful to present a measure we refer to as FFO-Modified, or FFOM, which reflects certain adjustments related to the economic performance of our on-campus participating properties, the elimination of transaction costs, and other items, as we determine in good faith. Under our participating ground leases, we and the participating university systems each receive 50% of the properties’ net cash available for distribution after payment of operating expenses, debt service (which includes significant amounts towards repayment of principal) and capital expenditures.  A substantial portion of our revenues attributable to these properties is reflective of cash that is required to be used for capital expenditures and for the amortization of applicable property indebtedness. These amounts do not increase our economic interest in these properties or otherwise benefit us since our interest in the properties terminates upon the repayment of the applicable property indebtedness.  Therefore, unlike the ownership of our owned properties, the unique features of our ownership interest in our on-campus participating properties cause the value of these properties to diminish over time.  For example, since the ground/facility leases under which we operate the participating properties require the reinvestment from operations of specified amounts for capital expenditures and for the repayment of debt while our interest in these properties terminates upon the repayment of the debt, such capital expenditures do not increase the value of the property to us and mortgage debt amortization only increases the equity of the ground lessor. Accordingly, we believe it is meaningful to modify FFO to exclude the operations of our on-campus participating properties and to consider their impact on our performance by including only that portion of our revenues from those properties that are reflective of our share of net cash flow and the management fees that we receive, both of which increase and decrease with the operating performance of the properties.  This narrower measure of performance measures our profitability for these properties in a manner that is similar to the measure of our profitability from our third-party services business where we similarly incur no initial or ongoing capital investment in a property and derive only consequential benefits from capital expenditures and debt amortization. We believe, however, that this narrower measure of performance is inappropriate in traditional real estate ownership structures where debt amortization and capital expenditures enhance the property owner’s long-term profitability from its investment.

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

The following table presents a reconciliation of our net income attributable to common stockholders to FFO and FFOM:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income (loss) attributable to ACC, Inc. and Subsidiaries common stockholders	$46,009	$(2,762)	$71,936	$31,288
Noncontrolling interests	453	109	775	508
(Gain) loss from disposition of real estate	(42,314)	632	(42,314)	632
Elimination of provision for real estate impairment	—	15,317	—	15,317
Real estate related depreciation and amortization	61,571	55,211	125,149	106,729
Funds from operations (“FFO”) attributable to common stockholders and OP unitholders	65,719	68,507	155,546	154,474

Elimination of operations of on-campus participating properties:
Net loss (income) from on-campus participating properties	1,218	1,395	(2,151)	(1,852)
Amortization of investment in on-campus participating properties	(1,952)	(1,869)	(3,894)	(3,729)
	64,985	68,033	149,501	148,893
Modifications to reflect operational performance of on-campus participating properties:
Our share of net cash flow (1)	793	778	1,588	1,535
Management fees	279	272	756	740
Contribution from on-campus participating properties	1,072	1,050	2,344	2,275

Transaction costs (2)	7,818	—	7,818	—
Elimination of loss from early extinguishment of debt (3)	784	—	784	—
Elimination of gain from litigation settlement (4)	(2,648)	—	(2,648)	—
Elimination of FFO from property in receivership (5)	606	267	1,195	267
Contractual executive separation and retirement charges (6)	—	3,420	—	4,515
Funds from operations – modified (“FFOM”) attributable to common stockholders and OP unitholders	$72,617	$72,770	$158,994	$155,950

FFO per share – diluted	$0.47	$0.50	$1.12	$1.14
FFOM per share – diluted	$0.52	$0.53	$1.15	$1.15
Weighted-average common shares outstanding – diluted	138,592,562	136,602,368	138,561,640	135,851,836

(1)
50% of the properties’ net cash available for distribution after payment of operating expenses, debt service (including repayment of principal) and capital expenditures which is included in ground/facility leases expense in the consolidated statements of comprehensive income.

(2)
Represents transaction costs incurred in connection with the closing of a real estate joint venture transaction in May 2018, whereby a 45% noncontrolling interest in seven properties was sold to a joint venture partner. Management believes that adjusting FFOM to exclude these expenses more appropriately reflects the results of the company's operations exclusive of the impact of real estate transactions. Amounts of $0.2 million, $5.8 million, and $1.8 million are included owned properties operating expenses, general and administrative expense, and income tax provision, respectively, in the consolidated statements of comprehensive income for the three and six months ended June 30, 2018. Refer to the accompanying Consolidated Financial Statements contained in Item 1.

(3)
Represents losses associated with the early extinguishment of mortgage loans due to real estate disposition transactions, including the sale of partial ownership interests in properties. Such costs are excluded from gains from disposition of real estate reported in accordance with GAAP. However, management views these losses as an incremental cost of the transactions because the debt was extinguished in connection with the consummation of the transactions and the company had no intent to extinguish the debt absent the transactions. Management believes that adjusting FFOM to exclude these losses more appropriately reflects the results of the company's operations exclusive of the impact of real estate transactions.

(4)
Represents a gain related to cash proceeds received from a litigation settlement. Management believes it is appropriate to exclude this gain from FFOM in order to more accurately present the operating results of the company on a comparative basis during the periods presented.

(5)
Represents FFO for an owned property that has been in receivership since May 2017 that is in the process of being transferred to the lender in settlement of the property's $27.4 million mortgage loan that matured in August 2017. As the property is managed by a third party and the lender receives all cash flow from the property, management believes that excluding the FFO from the property more appropriately reflects the results of the company's operations. FFOM for the prior year comparable periods has been adjusted to reflect this elimination, which did not result in any changes to per-share FFOM amounts reported in previous periods.

(6)	Represents contractual executive separation and retirement charges incurred in the first and second quarter of 2017 with regard to the retirement of the company's former Chief Financial Officer.

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

Dated:	August 3, 2018

AMERICAN CAMPUS COMMUNITIES, INC.

By:	/s/ Daniel B. Perry

Daniel B. Perry Executive Vice President, Chief Financial Officer, Treasurer and Secretary

By:	/s/ Kim K. Voss

Kim K. Voss Executive Vice President, Chief Accounting Officer, and Assistant Secretary

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	August 3, 2018

AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P.
By:	American Campus Communities Holdings, LLC, its general partner
	By:	American Campus Communities, Inc., its sole member

	By:	/s/ Daniel B. Perry

Daniel B. Perry Executive Vice President, Chief Financial Officer, Treasurer and Secretary

	By:	/s/ Kim K. Voss

Kim K. Voss Executive Vice President, Chief Accounting Officer, and Assistant Secretary