Form 10-Q
period 2018-09-30
AMERICAN CAMPUS COMMUNITIES INC; American Campus Communities Operating Partnership LP
filed 2018-11-02
CIK 1283630, 1357369

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2018.

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

There were 137,031,488 shares of the American Campus Communities, Inc.’s common stock with a par value of $0.01 per share outstanding as of the close of business on October 26, 2018.

EXPLANATORY NOTE

This report combines the reports on Form 10-Q for the quarterly period ended September 30, 2018 of American Campus Communities, Inc. and American Campus Communities Operating Partnership, L.P.  Unless stated otherwise or the context otherwise requires, references to “ACC” mean American Campus Communities, Inc., a Maryland corporation that has elected to be treated as a real estate investment trust (“REIT”) under the Internal Revenue Code, and references to “ACCOP” mean American Campus Communities Operating Partnership, L.P., a Maryland limited partnership.  References to the “Company,” “we,” “us” or “our” mean collectively ACC, ACCOP and those entities/subsidiaries owned or controlled by ACC and/or ACCOP.  References to the “Operating Partnership” mean collectively ACCOP and those entities/subsidiaries owned or controlled by ACCOP. The following chart illustrates the Company’s and the Operating Partnership’s corporate structure:

100.0%
American Campus Communities, Inc.
(Limited Partner)
American Campus Communities
Holdings, LLC
(General Partner)
99.5%
less than 1%
American Campus Communities
Operating Partnership, L.P.
0.5%
Other Limited
Partners
Property Owning
Entities/Subsidiaries
Company
Operating
Partnership

The general partner of ACCOP is American Campus Communities Holdings, LLC (“ACC Holdings”), an entity that is wholly-owned by ACC. As of September 30, 2018, ACC Holdings held an ownership interest in ACCOP of less than 1%. The limited partners of ACCOP are ACC and other limited partners consisting of current and former members of management and nonaffiliated third parties.  As of September 30, 2018, ACC owned an approximate 99.5% limited partnership interest in ACCOP.  As the sole member of the general partner of ACCOP, ACC has exclusive control of ACCOP’s day-to-day management.  Management operates the Company and the Operating Partnership as one business. The management of ACC consists of the same members as the management of ACCOP. The Company is structured as an umbrella partnership REIT (“UPREIT”) and ACC contributes all net proceeds from its various equity offerings to the Operating Partnership. In return for those contributions, ACC receives a number of units of the Operating Partnership (“OP Units,” see definition below) equal to the number of common shares it has issued in the equity offering. Contributions of properties to the Company can be structured as tax-deferred transactions through the issuance of OP Units in the Operating Partnership. Based on the terms of ACCOP’s partnership agreement, OP Units can be exchanged for ACC’s common shares on a one-for-one basis. The Company maintains a one-for-one relationship between the OP Units of the Operating Partnership issued to ACC and ACC Holdings and the common shares issued to the public. The Company believes that combining the reports on Form 10-Q of ACC and ACCOP into this single report provides the following benefits:

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

FORM 10-Q
FOR THE QUARTER ENDED September 30, 2018
 TABLE OF CONTENTS

		PAGE NO.

PART I.

Item 1.	Consolidated Financial Statements of American Campus Communities, Inc. and Subsidiaries:

	Consolidated Balance Sheets as of September 30, 2018 (unaudited) and December 31, 2017	1

	Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2018 and 2017 (all unaudited)	2

	Consolidated Statement of Changes in Equity for the nine months ended September 30, 2018 (unaudited)	3

	Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017 (all unaudited)	4

	Consolidated Financial Statements of American Campus Communities Operating Partnership, L.P. and Subsidiaries:

	Consolidated Balance Sheets as of September 30, 2018 (unaudited) and December 31, 2017	6

	Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2018 and 2017 (all unaudited)	7

	Consolidated Statement of Changes in Capital for the nine months ended September 30, 2018 (unaudited)	8

	Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017 (all unaudited)	9

	Notes to Consolidated Financial Statements of American Campus Communities, Inc. and Subsidiaries and American Campus Communities Operating Partnership, L.P. and Subsidiaries (unaudited)	11

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	33

Item 3.	Quantitative and Qualitative Disclosure about Market Risk	51

Item 4.	Controls and Procedures	51

PART II.

Item 1.	Legal Proceedings	52

Item 1A.	Risk Factors	52

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	52

Item 3.	Defaults Upon Senior Securities	52

Item 4.	Mine Safety Disclosures	52

Item 5.	Other Information	52

Item 6.	Exhibits	53

SIGNATURES		54

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2018	December 31, 2017
	(Unaudited)
Assets

Investments in real estate:
Owned properties, net	$6,521,705	$6,450,364
On-campus participating properties, net	78,866	81,804
Investments in real estate, net	6,600,571	6,532,168

Cash and cash equivalents	50,801	41,182
Restricted cash	39,740	23,590
Student contracts receivable, net	45,297	9,170
Other assets	309,639	291,260

Total assets	$7,046,048	$6,897,370

Liabilities and equity

Liabilities:
Secured mortgage, construction and bond debt, net	$920,345	$664,020
Unsecured notes, net	1,587,796	1,585,855
Unsecured term loans, net	198,681	647,044
Unsecured revolving credit facility	266,900	127,600
Accounts payable and accrued expenses	86,481	53,741
Other liabilities	238,921	187,983
Total liabilities	3,299,124	3,266,243

Commitments and contingencies (Note 13)

Redeemable noncontrolling interests	184,654	132,169

Equity:
American Campus Communities, Inc. and Subsidiaries stockholders’ equity:
Common stock, $0.01 par value, 800,000,000 shares authorized, 136,961,885 and 136,362,728 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	1,370	1,364
Additional paid in capital	4,456,208	4,326,910
Common stock held in rabbi trust, 69,603 and 63,778 shares at September 30, 2018 and December 31, 2017, respectively	(3,092)	(2,944)
Accumulated earnings and dividends	(955,310)	(837,644)
Accumulated other comprehensive loss	(1,975)	(2,701)
Total American Campus Communities, Inc. and Subsidiaries stockholders’ equity	3,497,201	3,484,985
Noncontrolling interests - partially owned properties	65,069	13,973
Total equity	3,562,270	3,498,958

Total liabilities and equity	$7,046,048	$6,897,370

Consolidated variable interest entities’ assets and debt included in the above balances:

Investments in real estate, net	$954,095	$438,670
Cash, cash equivalents and restricted cash	$58,108	$12,812
Other assets	$6,968	$3,134
Secured mortgage and construction debt, net	$378,338	$50,993
Accounts payable, accrued expenses and other liabilities	$59,740	$25,200

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Owned properties	$202,834	$183,569	$597,854	$531,556
On-campus participating properties	6,980	6,799	23,605	23,128
Third-party development services	835	3,566	3,883	4,697
Third-party management services	2,128	2,291	7,311	7,193
Resident services	692	713	2,284	2,310
Total revenues	213,469	196,938	634,937	568,884

Operating expenses (income):
Owned properties	107,997	99,423	282,193	249,552
On-campus participating properties	3,875	3,923	11,030	11,080
Third-party development and management services	3,831	3,879	11,573	11,789
General and administrative	7,183	8,684	27,055	25,200
Depreciation and amortization	66,131	61,125	194,447	169,391
Ground/facility leases	2,951	2,329	8,526	7,151
Provision for real estate impairment	—	—	—	15,317
Other operating income	—	—	(2,648)	—
Total operating expenses	191,968	179,363	532,176	489,480

Operating income	21,501	17,575	102,761	79,404

Nonoperating income (expenses):
Interest income	1,274	1,259	3,740	3,723
Interest expense	(25,185)	(18,654)	(72,207)	(47,944)
Amortization of deferred financing costs	(1,116)	(1,146)	(4,744)	(3,197)
Gain (loss) from disposition of real estate	—	—	42,314	(632)
Loss from early extinguishment of debt	—	—	(784)	—
Other nonoperating income	570	—	570	—
Total nonoperating expenses	(24,457)	(18,541)	(31,111)	(48,050)

(Loss) income before income taxes	(2,956)	(966)	71,650	31,354
Income tax provision	219	(267)	(2,147)	(791)
Net (loss) income	(2,737)	(1,233)	69,503	30,563
Net loss (income) attributable to noncontrolling interests	392	(79)	88	(587)
Net (loss) income attributable to ACC, Inc. and Subsidiaries common stockholders	$(2,345)	$(1,312)	$69,591	$29,976

Other comprehensive income
Change in fair value of interest rate swaps and other	81	233	726	872
Comprehensive (loss) income	$(2,264)	$(1,079)	$70,317	$30,848

Net (loss) income per share attributable to ACC, Inc. and Subsidiaries common stockholders
Basic and diluted	$(0.02)	$(0.01)	$0.50	$0.21

Weighted-average common shares outstanding
Basic	137,022,012	136,421,198	136,742,094	134,708,361
Diluted	137,022,012	136,421,198	137,660,802	135,585,850

Distributions declared per common share	$0.46	$0.44	$1.36	$1.30

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(unaudited, in thousands, except share data)

	Common Shares	Par Value of Common Shares	Additional Paid in Capital	Common Shares Held in Rabbi Trust	Common Shares Held in Rabbi Trust at Cost	Accumulated Earnings and Dividends	Accumulated Other Comprehensive Loss	Noncontrolling Interests – Partially Owned Properties	Total
Equity, December 31, 2017	136,362,728	$1,364	$4,326,910	63,778	$(2,944)	$(837,644)	$(2,701)	$13,973	$3,498,958
Adjustments to reflect redeemable noncontrolling interests at fair value	—	—	(65,857)	—	—	—	—	—	(65,857)
Amortization of restricted stock awards and vesting of restricted stock units	27,376	—	9,922		—	—	—	—	9,922
Vesting of restricted stock awards	165,263	2	(2,758)			—	—	—	(2,756)
Distributions to common and restricted stockholders	—	—	—	—	—	(187,257)	—	—	(187,257)
Contributions by noncontrolling interests - partially owned properties	—	—	—	—	—	—	—	212,481	212,481
Distributions to noncontrolling interests - partially owned properties	—	—	—	—	—	—	—	(151,271)	(151,271)
Change in ownership of consolidated subsidiary	—	—	174,515	—	—	—	—	(9,472)	165,043
Conversion of common and preferred operating partnership units to common stock	412,343	4	13,328	—	—	—	—	—	13,332
Change in fair value of interest rate swaps and other	—	—	—	—	—	—	726	—	726
Deposits to deferred compensation plan, net of withdrawals	(5,825)	—	148	5,825	(148)	—	—	—	—
Net income (loss)	—	—	—	—	—	69,591	—	(642)	68,949
Equity, September 30, 2018	136,961,885	$1,370	$4,456,208	69,603	$(3,092)	$(955,310)	$(1,975)	$65,069	$3,562,270

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2018	2017
Operating activities
Net income	$69,503	$30,563
Adjustments to reconcile net income to net cash provided by operating activities:
(Gain) loss from disposition of real estate	(42,314)	632
Loss from early extinguishment of debt	784	—
Provision for real estate impairment	—	15,317
Depreciation and amortization	194,447	169,391
Amortization of deferred financing costs and debt premiums/discounts	954	(2,691)
Share-based compensation	9,922	11,401
Income tax provision	2,147	791
Amortization of interest rate swap terminations and other	308	308
Changes in operating assets and liabilities:
Student contracts receivable, net	(36,584)	(6,775)
Other assets	(16,739)	(2,536)
Accounts payable and accrued expenses	30,214	(293)
Other liabilities	54,291	29,581
Net cash provided by operating activities	266,933	245,689

Investing activities
Proceeds from disposition of properties	242,284	24,462
Cash paid for acquisition of operating and under development properties	—	(302,318)
Cash paid for land acquisitions	(26,534)	(8,886)
Capital expenditures for owned properties	(55,814)	(64,464)
Investments in owned properties under development	(372,251)	(409,174)
Capital expenditures for on-campus participating properties	(2,918)	(2,909)
Investment in direct financing lease, net	—	(759)
Proceeds from insurance settlement	1,649	—
Purchase of corporate furniture, fixtures and equipment	(2,527)	(4,997)
Net cash used in investing activities	(216,111)	(769,045)

Financing activities
Proceeds from sale of common stock	—	190,912
Offering costs	—	(2,374)
Pay-off of mortgage and construction loans	(146,165)	(99,185)
Defeasance costs related to early extinguishment of debt	(2,726)	—
Pay-off of unsecured term loans	(450,000)	—
Proceeds from unsecured term loans	—	500,000
Proceeds from revolving credit facility	882,800	974,300
Paydowns of revolving credit facility	(743,500)	(807,160)
Proceeds from construction loans	88,004	10,812
Proceeds from mortgage loans	330,000	—
Scheduled principal payments on debt	(9,728)	(10,582)
Debt issuance and assumption costs	(656)	(7,335)
Increase in ownership of consolidated subsidiary	(10,486)	—
Contributions by noncontrolling interests	379,901	11,526
Taxes paid on net-share settlements	(2,756)	(4,920)
Distributions to common and restricted stockholders	(187,257)	(176,199)
Distributions to noncontrolling interests	(152,484)	(61,231)
Net cash (used in) provided by financing activities	(25,053)	518,564

Net change in cash, cash equivalents, and restricted cash	25,769	(4,792)
Cash, cash equivalents, and restricted cash at beginning of period	64,772	46,957
Cash, cash equivalents, and restricted cash at end of period	$90,541	$42,165

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents	$50,801	$16,341
Restricted cash	39,740	25,824
Total cash, cash equivalents, and restricted cash at end of period	$90,541	$42,165

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2018	2017
Supplemental disclosure of non-cash investing and financing activities
Loans assumed in connection with property acquisitions	$—	$(80,296)
Conversion of common and preferred operating partnership units to common stock	$13,332	$154
Non-cash contribution from noncontrolling interest	$8,729	$120,618
Non-cash consideration exchanged in purchase of land parcel	$—	$(3,071)
Change in accrued construction in progress	$(1,507)	$24,753
Change in fair value of derivative instruments, net	$418	$564
Change in fair value of redeemable noncontrolling interests	$(65,857)	$5,943
Change in ownership of consolidated subsidiary	$(175,529)	$—

Supplemental disclosure of cash flow information
Cash paid for interest, net of amounts capitalized	$68,970	$49,562

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)

	September 30, 2018	December 31, 2017
	(Unaudited)
Assets

Investments in real estate:
Owned properties, net	$6,521,705	$6,450,364
On-campus participating properties, net	78,866	81,804
Investments in real estate, net	6,600,571	6,532,168

Cash and cash equivalents	50,801	41,182
Restricted cash	39,740	23,590
Student contracts receivable, net	45,297	9,170
Other assets	309,639	291,260

Total assets	$7,046,048	$6,897,370

Liabilities and capital

Liabilities:
Secured mortgage, construction and bond debt, net	$920,345	$664,020
Unsecured notes, net	1,587,796	1,585,855
Unsecured term loans, net	198,681	647,044
Unsecured revolving credit facility	266,900	127,600
Accounts payable and accrued expenses	86,481	53,741
Other liabilities	238,921	187,983
Total liabilities	3,299,124	3,266,243

Commitments and contingencies (Note 13)

Redeemable limited partners	184,654	132,169

Capital:
Partners’ capital:
General partner - 12,222 OP units outstanding at both September 30, 2018 and December 31, 2017	56	67
Limited partner - 137,019,266 and 136,414,284 OP units outstanding at September 30, 2018 and December 31, 2017, respectively	3,499,120	3,487,619
Accumulated other comprehensive loss	(1,975)	(2,701)
Total partners’ capital	3,497,201	3,484,985
Noncontrolling interests - partially owned properties	65,069	13,973
Total capital	3,562,270	3,498,958

Total liabilities and capital	$7,046,048	$6,897,370

Consolidated variable interest entities’ assets and debt included in the above balances:

Investments in real estate, net	$954,095	$438,670
Cash, cash equivalents and restricted cash	$58,108	$12,812
Other assets	$6,968	$3,134
Secured mortgage and construction debt, net	$378,338	$50,993
Accounts payable, accrued expenses and other liabilities	$59,740	$25,200

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands, except unit and per unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Owned properties	$202,834	$183,569	$597,854	$531,556
On-campus participating properties	6,980	6,799	23,605	23,128
Third-party development services	835	3,566	3,883	4,697
Third-party management services	2,128	2,291	7,311	7,193
Resident services	692	713	2,284	2,310
Total revenues	213,469	196,938	634,937	568,884

Operating expenses (income):
Owned properties	107,997	99,423	282,193	249,552
On-campus participating properties	3,875	3,923	11,030	11,080
Third-party development and management services	3,831	3,879	11,573	11,789
General and administrative	7,183	8,684	27,055	25,200
Depreciation and amortization	66,131	61,125	194,447	169,391
Ground/facility leases	2,951	2,329	8,526	7,151
Provision for real estate impairment	—	—	—	15,317
Other operating income	—	—	(2,648)	—
Total operating expenses	191,968	179,363	532,176	489,480

Operating income	21,501	17,575	102,761	79,404

Nonoperating income (expenses):
Interest income	1,274	1,259	3,740	3,723
Interest expense	(25,185)	(18,654)	(72,207)	(47,944)
Amortization of deferred financing costs	(1,116)	(1,146)	(4,744)	(3,197)
Gain (loss) from disposition of real estate	—	—	42,314	(632)
Loss from early extinguishment of debt	—	—	(784)	—
Other nonoperating income	570	—	570	—
Total nonoperating expenses	(24,457)	(18,541)	(31,111)	(48,050)
(Loss) income before income taxes	(2,956)	(966)	71,650	31,354
Income tax provision	219	(267)	(2,147)	(791)
Net (loss) income	(2,737)	(1,233)	69,503	30,563
Net loss (income) attributable to noncontrolling interests – partially owned properties	413	(57)	665	(259)
Net (loss) income attributable to American Campus Communities Operating Partnership, L.P.	(2,324)	(1,290)	70,168	30,304
Series A preferred unit distributions	(31)	(31)	(93)	(93)
Net (loss) income attributable to common unitholders	$(2,355)	$(1,321)	$70,075	$30,211

Other comprehensive income
Change in fair value of interest rate swaps and other	81	233	726	872
Comprehensive (loss) income	$(2,274)	$(1,088)	$70,801	$31,083

Net (loss) income per unit attributable to common unitholders
Basic and diluted	$(0.02)	$(0.01)	$0.50	$0.21

Weighted-average common units outstanding
Basic	137,624,276	137,432,872	137,573,422	135,731,609
Diluted	137,624,276	137,432,872	138,492,130	136,609,098

Distributions declared per Common Unit	$0.46	$0.44	$1.36	$1.30

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN CAPITAL
(unaudited, in thousands, except unit data)

					Accumulated	Noncontrolling
					Other	Interests -
	General Partner		Limited Partner		Comprehensive	Partially Owned
	Units	Amount	Units	Amount	Loss	Properties	Total
Capital, December 31, 2017	12,222	$67	136,414,284	$3,487,619	$(2,701)	$13,973	$3,498,958
Adjustments to reflect redeemable limited partners’ interest at fair value	—	—	—	(65,857)	—	—	(65,857)
Amortization of restricted stock awards and vesting of restricted stock units	—	—	27,376	9,922	—	—	9,922
Vesting of restricted stock awards	—	—	165,263	(2,756)	—	—	(2,756)
Distributions	—	(17)	—	(187,240)	—	—	(187,257)
Contributions by noncontrolling interests - partially owned properties	—	—	—	—	—	212,481	212,481
Distributions to noncontrolling interests - partially owned properties	—	—	—	—	—	(151,271)	(151,271)
Change in ownership of consolidated subsidiary	—	—	—	174,515	—	(9,472)	165,043
Conversion of common and preferred operating partnership units to common stock	—	—	412,343	13,332	—	—	13,332
Change in fair value of interest rate swaps and other	—	—	—	—	726	—	726
Net income (loss)	—	6	—	69,585	—	(642)	68,949
Capital, September 30, 2018	12,222	$56	137,019,266	$3,499,120	$(1,975)	$65,069	$3,562,270

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2018	2017
Operating activities
Net income	$69,503	$30,563
Adjustments to reconcile net income to net cash provided by operating activities:
(Gain) loss from disposition of real estate	(42,314)	632
Loss from early extinguishment of debt	784	—
Provision for real estate impairment	—	15,317
Depreciation and amortization	194,447	169,391
Amortization of deferred financing costs and debt premiums/discounts	954	(2,691)
Share-based compensation	9,922	11,401
Income tax provision	2,147	791
Amortization of interest rate swap terminations and other	308	308
Changes in operating assets and liabilities:
Student contracts receivable, net	(36,584)	(6,775)
Other assets	(16,739)	(2,536)
Accounts payable and accrued expenses	30,214	(293)
Other liabilities	54,291	29,581
Net cash provided by operating activities	266,933	245,689

Investing activities
Proceeds from disposition of properties	242,284	24,462
Cash paid for acquisition of operating and under development properties	—	(302,318)
Cash paid for land acquisitions	(26,534)	(8,886)
Capital expenditures for owned properties	(55,814)	(64,464)
Investments in owned properties under development	(372,251)	(409,174)
Capital expenditures for on-campus participating properties	(2,918)	(2,909)
Investment in direct financing lease	—	(759)
Proceeds from insurance settlement	1,649	—
Purchase of corporate furniture, fixtures and equipment	(2,527)	(4,997)
Net cash used in investing activities	(216,111)	(769,045)

Financing activities
Proceeds from issuance of common units in exchange for contributions, net	—	188,538
Pay-off of mortgage and construction loans	(146,165)	(99,185)
Defeasance costs related to early extinguishment of debt	(2,726)	—
Pay-off of unsecured term loans	(450,000)	—
Proceeds from unsecured term loans	—	500,000
Proceeds from revolving credit facility	882,800	974,300
Paydowns of revolving credit facility	(743,500)	(807,160)
Proceeds from construction loans	88,004	10,812
Proceeds from mortgage loans	330,000	—
Scheduled principal payments on debt	(9,728)	(10,582)
Debt issuance and assumption costs	(656)	(7,335)
Increase in ownership of consolidated subsidiary	(10,486)	—
Contributions by noncontrolling interests	379,901	11,526
Taxes paid on net-share settlements	(2,756)	(4,920)
Distributions paid to common and preferred unitholders	(187,177)	(176,404)
Distributions paid on unvested restricted stock awards	(1,293)	(1,217)
Distributions paid to noncontrolling interests - partially owned properties	(151,271)	(59,809)
Net cash (used in) provided by financing activities	(25,053)	518,564

Net change in cash, cash equivalents, and restricted cash	25,769	(4,792)
Cash, cash equivalents, and restricted cash at beginning of period	64,772	46,957
Cash, cash equivalents, and restricted cash at end of period	$90,541	$42,165

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents	$50,801	$16,341
Restricted cash	39,740	25,824
Total cash, cash equivalents, and restricted cash at end of period	$90,541	$42,165

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2018	2017
Supplemental disclosure of non-cash investing and financing activities
Loans assumed in connection with property acquisitions	$—	$(80,296)
Conversion of common and preferred operating partnership units to common stock	$13,332	$154
Non-cash contribution from noncontrolling interest	$8,729	$120,618
Non-cash consideration exchanged in purchase of land parcel	$—	$(3,071)
Change in accrued construction in progress	$(1,507)	$24,753
Change in fair value of derivative instruments, net	$418	$564
Change in fair value of redeemable noncontrolling interests	$(65,857)	$5,943
Change in ownership of consolidated subsidiary	$(175,529)	$—

Supplemental disclosure of cash flow information
Cash paid for interest, net of amounts capitalized	$68,970	$49,562

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

The general partner of ACCOP is American Campus Communities Holdings, LLC (“ACC Holdings”), an entity that is wholly-owned by ACC.  As of September 30, 2018, ACC Holdings held an ownership interest in ACCOP of less than 1%. The limited partners of ACCOP are ACC and other limited partners consisting of current and former members of management and nonaffiliated third parties.  As of September 30, 2018, ACC owned an approximate 99.5% limited partnership interest in ACCOP.  As the sole member of the general partner of ACCOP, ACC has exclusive control of ACCOP’s day-to-day management.  Management operates ACC and ACCOP as one business.  The management of ACC consists of the same members as the management of ACCOP.  ACC consolidates ACCOP for financial reporting purposes, and ACC does not have significant assets other than its investment in ACCOP.  Therefore, the assets and liabilities of ACC and ACCOP are the same on their respective financial statements.  References to the “Company” means collectively ACC, ACCOP and those entities/subsidiaries owned or controlled by ACC and/or ACCOP.  References to the “Operating Partnership” mean collectively ACCOP and those entities/subsidiaries owned or controlled by ACCOP.  Unless otherwise indicated, the accompanying Notes to the Consolidated Financial Statements apply to both the Company and the Operating Partnership.

As of September 30, 2018, the Company’s property portfolio contained 168 properties with approximately 103,500 beds.  The Company’s property portfolio consisted of 131 owned off-campus student housing properties that are in close proximity to colleges and universities, 32 American Campus Equity (“ACE®”) properties operated under ground/facility leases with 15 university systems and five on-campus participating properties operated under ground/facility leases with the related university systems.  Of the 168 properties, five were under development as of September 30, 2018, and when completed will consist of a total of approximately 3,200 beds.  The Company’s communities contain modern housing units and are supported by a resident assistant system and other student-oriented programming, with many offering resort-style amenities.

Through one of ACC’s taxable REIT subsidiaries (“TRSs”), the Company also provides construction management and development services, primarily for student housing properties owned by colleges and universities, charitable foundations, and others.  As of September 30, 2018, also through one of ACC’s TRSs, the Company provided third-party management and leasing services for 34 properties that represented approximately 28,400 beds.  Third-party management and leasing services are typically provided pursuant to management contracts that have initial terms that range from one to five years.  As of September 30, 2018, the Company’s total owned and third-party managed portfolio included 202 properties with approximately 131,900 beds.

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

Recently Issued Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2016-02 (“ASU 2016-02”), “Leases (Topic 842): Amendments to the FASB Accounting Standards Codification.” ASU 2016-02 outlines principles for the recognition, measurement, presentation and disclosure of leases. Subsequent to the issuance of ASU 2016-02, the FASB issued additional ASUs clarifying aspects of the new lease accounting standard, which will be effective upon adoption of ASU 2016-02. The Company plans to adopt ASU 2016-02 as of January 1, 2019, utilizing the “modified retrospective” method. While the Company is still completing its evaluation of the effect that the new standard will have on its consolidated financial statements and related disclosures, the anticipated impact of ASU 2016-02 is as follows:

As Lessee:

•
Under the new standard, lessees will classify leases as either operating or finance leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized on a straight-line basis over the term of the lease (operating lease) or on an effective interest method (finance lease). In addition, ASU 2016-02 requires lessees to recognize right-of-use assets and related lease liabilities for leases with a term greater than 12 months regardless of their lease classification. As of September 30, 2018, the Company is a lessee under 24 ground leases and 2 corporate office headquarters leases for which it will recognize a right of use asset and lease liability upon adoption. We are currently determining the appropriate discount rate to utilize in our calculations of the right-of-use asset and lease liability, and, as such, we have not finalized our calculations as of September 30, 2018. Details of the future minimum lease payments for leases in existence as of December 31, 2017 are disclosed in Note 15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

•
Because the Company’s existing leases under which it is a lessee will continue to be classified as operating leases, the timing and pattern of lease expense recognition (straight-line basis) will remain unchanged. However, for any leases entered into or modified after the adoption date, the leases will need to be evaluated under the new standard and may be classified as finance leases depending on the terms of the transactions.

As Lessor:

•
Under the new standard, the accounting for lessors will remain largely unchanged from current GAAP; however, ASU 2016-02 requires that lessors expense, on an as-incurred basis, certain initial direct costs that are not incremental in negotiating a lease. Under existing standards, these costs are capitalizable and therefore the new lease standard will result in certain of these costs being expensed as incurred after adoption. For the Company, these costs include internal leasing payroll costs incurred for owned and presale development projects, as well as legal expenses incurred when negotiating commercial leases.

•
The new standard provides a practical expedient that allows lessors to not separate certain lease and non-lease components if certain criteria are met. For the Company’s commercial leases under which the tenants pay for common area maintenance charges, the Company assessed the criteria and determined that the timing and pattern of transfer for common area maintenance and the related rental revenue is the same. Therefore, the Company plans to elect the practical expedient which will result in no change to how revenue from commercial leases is currently recorded.

The Company expects to adopt the following additional practical expedients available for implementation:

•	An entity need not reassess whether any existing or expired contracts are or contain leases;

•	An entity need not reassess lease classification for any existing or expired leases;

•	An entity need not reassess initial direct costs for any existing leases; and

•	Permitted use of hindsight in determining the lease term and in assessing impairment of right of use assets.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

In addition, the Company does not expect the following accounting pronouncements to have a material effect on its consolidated financial statements:

Accounting Standards Update	Effective Date

ASU 2018-15, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract”
January 1, 2020
ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement”	January 1, 2020
ASU 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”	January 1, 2019
ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities”	January 1, 2019
ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”	January 1, 2020

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

Prior to the adoption of ASU 2016-18, the Company reported the change in restricted cash within operating, investing, and financing activities in its consolidated statement of cash flows. As a result of the Company’s adoption of this standard and the retrospective application, cash and cash equivalents in the consolidated statements of cash flows as of September 30, 2017 increased by approximately $25.8 million to reflect the inclusion of the restricted cash balance at the end of the period, net cash provided by operating activities for the nine months ended September 30, 2017 increased by approximately $0.6 million, net cash used in investing activities decreased by approximately $1.3 million, and net cash provided by financing activities decreased by approximately $0.9 million.

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

Project costs directly associated with the development and construction of an owned real estate project, which include interest, property taxes, and amortization of deferred financing costs, are capitalized as construction in progress.  Upon completion of the project, costs are transferred into the applicable asset category and depreciation commences.  Interest totaling approximately $2.6 million and $3.4 million was capitalized during the three months ended September 30, 2018 and 2017, respectively, and interest

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

totaling approximately $9.6 million and $13.5 million was capitalized during the nine months ended September 30, 2018 and 2017, respectively.

Management assesses whether there has been an impairment in the value of the Company’s investments in real estate whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Impairment is recognized when estimated expected future undiscounted cash flows are less than the carrying value of the property, or when a property meets the criteria to be classified as held for sale, at which time an impairment charge is recognized for any excess of the carrying value of the property over the expected net proceeds from the disposal.  The estimation of expected future net cash flows is inherently uncertain and relies on assumptions regarding current and future economics and market conditions.  If such conditions change, then an adjustment to the carrying value of the Company’s long-lived assets could occur in the future period in which the conditions change.  To the extent that a property is impaired, the excess of the carrying amount of the property over its estimated fair value is charged to earnings. The Company believes that there were no impairments of the carrying values of its investments in real estate as of September 30, 2018.

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

Concurrent with this classification, the asset is recorded at the lower of cost or fair value less estimated selling costs, and depreciation ceases. The Company did not have any properties classified as held for sale as of September 30, 2018.

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

Consolidated VIEs

The Company has investments in various entities that qualify as VIEs for accounting purposes and for which the Company is the primary beneficiary and therefore includes the entities in its consolidated financial statements.  These VIEs include the Operating Partnership, six joint ventures that own a total of 15 operating properties, two properties subject to presale arrangements, and five properties owned under the on-campus participating property structure.

Third-Party Development Services Costs

Pre-development expenditures such as architectural fees, permits, and deposits associated with the pursuit of third-party and owned development projects are expensed as incurred, until such time that management believes it is probable that the contract will be executed and/or construction will commence, at which time the Company capitalizes the costs.  Because the Company frequently incurs these pre-development expenditures before a financing commitment and/or required permits and authorizations have been obtained, the Company bears the risk of loss of these pre-development expenditures if financing cannot ultimately be arranged on acceptable terms or the Company is unable to successfully obtain the required permits and authorizations.  As such, management evaluates the status of third-party and owned projects that have not yet commenced construction on a periodic basis and expenses any deferred costs related to projects whose current status indicates the commencement of construction is unlikely and/or the costs may not provide future value to the Company in the form of revenues.  Such write-offs are included in third-party development and management services expenses (in the case of third-party development projects) or general and administrative expenses (in the case of owned development projects) on the accompanying consolidated statements of comprehensive income.  As of September 30, 2018, the Company has deferred approximately $13.7 million in pre-development costs related to third-party and owned development projects that have not yet commenced construction.  Such costs are included in other assets on the accompanying consolidated balance sheets.

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

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following potentially dilutive securities were outstanding for the three and nine months ended September 30, 2018 and 2017, but were not included in the computation of diluted earnings per share because the effects of their inclusion would be anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Common OP Units (Note 9)	602,264	1,011,674	831,328	1,023,248
Preferred OP Units (Note 9)	77,513	77,513	77,513	77,513
Unvested restricted stock awards (Note10)	883,595	818,547	—	—
Total potentially dilutive securities	1,563,372	1,907,734	908,841	1,100,761

 The following is a summary of the elements used in calculating basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator – basic and diluted earnings per share:
Net (loss) income	$(2,737)	$(1,233)	$69,503	$30,563
Net loss (income) attributable to noncontrolling interests	392	(79)	88	(587)
Net (loss) income attributable to common stockholders	(2,345)	(1,312)	69,591	29,976
Amount allocated to participating securities	(408)	(360)	(1,291)	(1,217)
Net (loss) income attributable to common stockholders	$(2,753)	$(1,672)	$68,300	$28,759

Denominator:
Basic weighted average common shares outstanding	137,022,012	136,421,198	136,742,094	134,708,361
Unvested restricted stock awards (Note 10)	—	—	918,708	877,489
Diluted weighted average common shares outstanding	137,022,012	136,421,198	137,660,802	135,585,850

Earnings per share:
Net (loss) income attributable to common stockholders - basic and diluted	$(0.02)	$(0.01)	$0.50	$0.21

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

The following is a summary of the elements used in calculating basic and diluted earnings per unit:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator – basic and diluted earnings per unit:
Net (loss) income	$(2,737)	$(1,233)	$69,503	$30,563
Net loss (income) attributable to noncontrolling interests – partially owned properties	413	(57)	665	(259)
Series A preferred unit distributions	(31)	(31)	(93)	(93)
Amount allocated to participating securities	(408)	(360)	(1,291)	(1,217)
Net (loss) income attributable to common unitholders	$(2,763)	$(1,681)	$68,784	$28,994

Denominator:
Basic weighted average common units outstanding	137,624,276	137,432,872	137,573,422	135,731,609
Unvested restricted stock awards (Note 10)	—	—	918,708	877,489
Diluted weighted average common units outstanding	137,624,276	137,432,872	138,492,130	136,609,098

Earnings per unit:
Net (loss) income attributable to common unitholders - basic and diluted	$(0.02)	$(0.01)	$0.50	$0.21

3. Acquisitions and Joint Venture Investments

Presale Development Projects: During the nine months ended September 30, 2018, the Company entered into two presale agreements to purchase two properties under development. The Company is obligated to purchase the properties for approximately $107.3 million, which includes the contractual purchase price and the cost of elected upgrades, as long as the developer meets certain construction completion deadlines and other closing conditions.

Property	Location	Primary University Served	Project Type	Beds	Scheduled Completion
The Flex at Stadium Centre	Tallahassee, FL	Florida State University	Off-campus	340	August 2019
959 Franklin (1)	Eugene, OR	University of Oregon	Off-campus	443	September 2019
				783

(1)	As part of the presale agreement, the Company provided $15.6 million of mezzanine financing to the project.

In August 2018, The Edge - Stadium Centre, a 412-bed off-campus development property subject to a presale agreement, was completed and acquired by the Company for $42.6 million, including $10.0 million related to the purchase of the land on which the property is built. As the property was consolidated by the Company from the time of execution of the presale agreement with the developer, the closing of the transaction was accounted for as an increase in ownership of a consolidated subsidiary.

Property Acquisitions: During the third quarter of 2017, the Company executed an agreement to acquire a portfolio of seven student housing properties from affiliates of Core Spaces and DRW Real Estate Investments (the “Core Transaction”).  The transaction included the purchase of 100% of the ownership interests in two operating properties, the purchase of partial ownership interests in two operating properties that completed construction and commenced operations in Fall 2017, and the purchase of partial ownership interests in three properties that completed construction and commenced operations in Fall 2018. The purchase of partial

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

ownership interests was made through a joint venture arrangement. In total, the Core Transaction properties contain 3,776 beds.  The initial investment made at closing was $306.0 million and the Company increased its investment by $83.7 million in September 2018. The purchase of the remaining ownership interests in the properties of approximately $200.9 million is anticipated to be completed in the fourth quarter 2018 and Fall 2019.

During the nine months ended September 30, 2017, the Company acquired two owned properties containing 982 beds for a total purchase price of approximately $158.5 million, as well as 100% of the ownership interests in two operating properties as part of the Core Transaction described above for $146.1 million. Total cash consideration was approximately $302.3 million. The difference between the contracted purchase price and the cash consideration is due to other assets and liabilities that were not part of the contractual purchase price, but were acquired in the transactions, as well as transaction costs capitalized as part of the acquisitions.

Land Acquisitions: In August 2018, the Company purchased a land parcel for a total purchase price of approximately $16.6 million. Total cash consideration was approximately $16.5 million. During the nine months ended September 30, 2017, the Company purchased five land parcels for a total purchase price of approximately $12.0 million. Total consideration transferred was comprised of approximately $8.9 million of cash consideration and $3.1 million of non-cash consideration, primarily related to the forgiveness of a loan made to the seller during the initial option period. In addition, the Company made an initial investment of $9.0 million in a joint venture that holds a land parcel with fair value of $12.0 million.

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
			1,338

During the nine months ended September 30, 2017, the Company sold The Province - Dayton, an owned property located near Wright State University in Dayton, Ohio, containing 657 beds for $25.0 million, resulting in net proceeds of approximately $24.5 million. The net loss on this disposition totaled approximately $0.6 million. Concurrent with the classification of this property as held for sale in December 2016, the Company reduced the property’s carrying amount to its estimated fair value less estimated selling costs, and recorded an impairment charge of $4.9 million.

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

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

5. Investments in Owned Properties

Owned properties, both wholly-owned and those owned through investments in VIEs, consisted of the following:

	September 30, 2018	December 31, 2017
Land (1)	$653,431	$646,991
Buildings and improvements	6,478,611	6,096,527
Furniture, fixtures and equipment	380,593	348,828
Construction in progress	191,879	393,045
	7,704,514	7,485,391
Less accumulated depreciation	(1,182,809)	(1,035,027)
Owned properties, net	$6,521,705	$6,450,364

(1)
The land balance above includes undeveloped land parcels with book values of approximately $54.4 million and $38.0 million as of September 30, 2018 and as of December 31, 2017, respectively.  It also includes land totaling approximately $10.3 million and $29.9 million as of September 30, 2018 and December 31, 2017, respectively, related to properties under development.

6. On-Campus Participating Properties

On-campus participating properties are as follows:

			Historical Cost
Lessor/University	Lease Commencement	Required Debt Repayment	September 30, 2018	December 31, 2017
Texas A&M University System / Prairie View A&M University (1)	2/1/1996	9/1/2023	$45,446	$44,364
Texas A&M University System / Texas A&M International	2/1/1996	9/1/2023	7,077	6,923
Texas A&M University System / Prairie View A&M University (2)	10/1/1999	8/31/2025	28,758	27,802
		8/31/2028
University of Houston System / University of Houston (3)	9/27/2000	8/31/2035	36,344	36,062
West Virginia University System / West Virginia University	7/16/2013	7/16/2045	45,289	44,845
			162,914	159,996
Accumulated amortization			(84,048)	(78,192)
On-campus participating properties, net			$78,866	$81,804

(1)	Consists of three phases placed in service between 1996 and 1998.

(2)	Consists of two phases placed in service in 2000 and 2003.

(3)	Consists of two phases placed in service in 2001 and 2005.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

7. Debt

A summary of the Company’s outstanding consolidated indebtedness, including unamortized debt premiums and discounts, is as follows:

	September 30, 2018	December 31, 2017
Debt secured by owned properties:
Mortgage loans payable:
Unpaid principal balance	$765,922	$496,557
Unamortized deferred financing costs	(2,017)	(2,144)
Unamortized debt premiums	12,813	19,006
	776,718	513,419
Construction loans payable (1)	49,511	51,780
Unamortized deferred financing costs	(697)	(888)
	825,532	564,311
Debt secured by on-campus participating properties:
Mortgage loans payable (2)	68,337	69,776
Bonds payable	27,030	30,575
Unamortized deferred financing costs	(554)	(642)
	94,813	99,709
Total secured mortgage, construction and bond debt	920,345	664,020
Unsecured notes, net of unamortized OID and deferred financing costs (3)	1,587,796	1,585,855
Unsecured term loans, net of unamortized deferred financing costs (4)	198,681	647,044
Unsecured revolving credit facility	266,900	127,600
Total debt, net	$2,973,722	$3,024,519

(1)
Construction loans payable relates to construction loans partially financing the development of two presale development projects. These properties are owned by entities determined to be VIEs for which the Company is the primary beneficiary. The creditors of these construction loans do not have recourse to the assets of the Company.

(2)	The creditors of mortgage loans payable related to on-campus participating properties do not have recourse to the assets of the Company.

(3)
Includes net unamortized original issue discount (“OID”) of $1.7 million and $1.9 million at September 30, 2018 and December 31, 2017, respectively, and net unamortized deferred financing costs of $10.5 million and $12.2 million at September 30, 2018 and December 31, 2017, respectively.

(4)	Includes net unamortized deferred financing costs of $1.3 million and $3.0 million at September 30, 2018 and December 31, 2017, respectively.

Mortgage and Construction Loans Payable

During the nine months ended September 30, 2018, the Company paid off approximately $55.9 million of fixed rate mortgage debt secured by three owned properties. Additionally, during the nine months ended September 30, 2018, the Company paid $2.7 million in debt defeasance costs associated with the early pay-off of mortgage loans in connection with the sale of one owned property and one owned property included in the ACC / Allianz Joint Venture Transaction (see Note 4). These costs were partially offset by the net write-off of $1.9 million of premiums and deferred financing costs, resulting in a loss from early extinguishment of debt of $0.8 million. During the nine months ended September 30, 2017, the Company paid off approximately $30.5 million off any fixed rate mortgage debt secured by one wholly-owned property.

In the third quarter of 2018, one of the joint ventures that is part of the Core Transaction paid off approximately $71.0 million of construction debt with proceeds from an additional investment made by the Company to the joint venture (see Note 3). Additionally, in August 2018, upon completion of construction, the Company acquired The Edge - Stadium Centre, a property subject to a presale agreement. Approximately $19.3 million of construction debt used to partially finance the development of the presale project was paid off upon acquisition.

In May 2018, as part of the ACC / Allianz Joint Venture Transaction, the joint venture issued $330.0 million of fixed rate secured mortgage debt with a coupon of 4.07% and the full amount of principal due at maturity in June 2028 (see Note 4).

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

In May 2017, the lender of the non-recourse mortgage loan secured by Blanton Common, a property located near Valdosta State University which was inherited as part of the GMH student housing transaction in 2008, sent a formal notice of default and initiated foreclosure proceedings. The property generated insufficient cash flow to cover the debt service on the mortgage, which had a balance of $27.4 million at default and a contractual maturity date of August 2017.  In May 2017, the lender began receiving the net operating cash flows of the property each month in lieu of scheduled monthly mortgage payments. In June 2017, the Company recorded an impairment charge for this property of $15.3 million. In August 2017, the property transferred to receivership and a third-party manager began managing the property on behalf of the lender. As of September 30, 2018, the Company was cooperating with the lender to allow for a consensual foreclosure process upon which the property will be surrendered to the lender in satisfaction of the mortgage loan.

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

The notes are fully and unconditionally guaranteed by the Company.  Interest on the notes is payable semi-annually. The terms of the unsecured notes include certain financial covenants that require the Operating Partnership to limit the amount of total debt and secured debt as a percentage of total asset value, as defined.  In addition, the Operating Partnership must maintain a minimum ratio of unencumbered asset value to unsecured debt, as well as a minimum interest coverage level. As of September 30, 2018, the Company was in compliance with all such covenants.

Unsecured Revolving Credit Facility

The Company has a $700 million unsecured revolving credit facility, which may be expanded by up to an additional $500 million upon the satisfaction of certain conditions. The maturity date of the revolving credit facility is in March 2022.

The unsecured revolving credit facility bears interest at a variable rate, at the Company’s option, based upon a base rate of one-, two-, three- or six-month LIBOR, plus, in each case, a spread based upon the Company’s investment grade rating from either Moody’s Investor Services, Inc. or Standard & Poor’s Rating Group. Additionally, the Company is required to pay a facility fee of 0.20% per annum on the $700 million revolving credit facility.  As of September 30, 2018, the revolving credit facility bore interest at a weighted average annual rate of 3.39% (2.19% + 1.00% spread + 0.20% facility fee), and availability under the revolving credit facility totaled $433.1 million.

The terms of the unsecured credit facility include certain restrictions and covenants, which limit, among other items, the incurrence of additional indebtedness and liens.  The facility contains customary affirmative and negative covenants and also contains financial covenants that, among other things, require the Company to maintain certain maximum leverage ratios and minimum ratios of “EBITDA” (earnings before interest, taxes, depreciation and amortization) to fixed charges.  The financial covenants also include a minimum asset value requirement, a maximum secured debt ratio, and a minimum unsecured debt service coverage ratio.  As of September 30, 2018, the Company was in compliance with all such covenants.

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

In 2017, the Company entered into an Unsecured Term Loan Credit Agreement (the “Term Loan II Facility”) totaling $200 million. The maturity date of the Term Loan II Facility is June 2022. The agreement has an accordion feature that allows the Company to expand the amount by up to an additional $100 million, subject to the satisfaction of certain conditions. The weighted average annual rate on the Term Loan II Facility was 3.20% (2.10% + 1.10% spread), at September 30, 2018.

The terms of the term loan facilities described above include certain restrictions and covenants consistent with those of the unsecured revolving credit facility discussed above. As of September 30, 2018, the Company was in compliance with all such covenants.

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

There was no activity under the Company’s ATM Equity Program during the three and nine months ended September 30, 2018.  The following table presents activity under the Company’s previous ATM equity program during the three and nine months ended September 30, 2017:

	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
Total net proceeds	$1,135	$188,538
Commissions paid to sales agents	$14	$2,374
Weighted average price per share	$48.09	$48.34
Shares of common stock sold	23,900	3,949,356

As of September 30, 2018, the Company had approximately $500.0 million available for issuance under its ATM Equity Program.

In 2015, the Company established a Non-Qualified Deferred Compensation Plan (“Deferred Compensation Plan”) maintained for the benefit of certain employees and members of the Company’s Board of Directors, in which vested share awards (see Note 10), salary and other cash amounts earned may be deposited. Deferred Compensation Plan assets are held in a rabbi trust, which is subject to the claims of the Company’s creditors in the event of bankruptcy or insolvency. The shares held in the Deferred Compensation Plan are classified within stockholders’ equity in a manner similar to the manner in which treasury stock is classified. Subsequent changes in the fair value of the shares are not recognized. During the nine months ended September 30, 2018, 12,956 and 7,131 shares of vested stock were deposited into and withdrawn from the Deferred Compensation Plan, respectively. As of September 30, 2018, 69,603 shares of ACC’s common stock were held in the Deferred Compensation Plan.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

9. Noncontrolling Interests

Interests in Consolidated Real Estate Joint Ventures and Presale Arrangements

Noncontrolling interests - partially owned properties: As of September 30, 2018, the Operating Partnership consolidates four joint ventures that own and operate ten owned off-campus properties, including the ACC / Allianz Joint Venture Transaction discussed in Note 4. Additionally, the Company has entered into two presale agreements to purchase two in-process development properties. The portion of net assets attributable to the third-party partners in these arrangements is classified as “noncontrolling interests - partially owned properties” within equity and capital on the accompanying consolidated balance sheets of ACC and the Operating Partnership, respectively.

Redeemable noncontrolling interests (ACC) / redeemable limited partners (Operating Partnership): As part of the Core Transaction discussed in detail in Note 3, the Company entered into two joint ventures (the “Core Joint Ventures”) in the third quarter of 2017. The Company is consolidating these joint ventures and the noncontrolling interest holder in each of these consolidated joint ventures has the option to redeem its noncontrolling interest in the entities through the exercise of put options. The options will be exercisable in the third and fourth quarter of 2019, and the redemption price is based on the fair value of the properties at the time of option exercise. As the exercise of the options is outside of the Company’s control, the portion of net assets attributable to the third-party partner in each of the Core Joint Ventures is classified as “redeemable noncontrolling interests” and “redeemable limited partners” in the mezzanine section of the accompanying consolidated balance sheets of ACC and the Operating Partnership, respectively. During the nine months ended September 30, 2018, the redemption value of redeemable noncontrolling interest increased by $68.7 million due to a change in the fair value of the net assets held by the joint ventures that are part of the Core Transaction primarily as a result of the underlying properties becoming operational during the third quarter and the leasing results for the 2018-2019 academic year. The corresponding offset for the adjustment to the redemption value is recorded in additional paid in capital. The Company’s fair value analysis of the properties incorporates information obtained from a number of sources, including the Company’s analysis of comparable properties in the Company’s portfolio, estimations of net operating results of the properties, capitalization rates, discount rates, and other market data. As the change in redemption value is based on fair value, there is no effect on the Company’s earnings per share.

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

As of September 30, 2018 and December 31, 2017, respectively, approximately 0.5% and 0.8% of the equity interests of the Operating Partnership were held by owners of Common OP Units and Preferred OP Units not held by ACC or ACC Holdings. During the nine months ended September 30, 2018, 412,343 Common OP Units were converted into an equal number of shares of ACC’s common stock. During the year ended December 31, 2017, 22,000 Common OP Units were converted into an equal number of shares of ACC’s common stock.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Below is a table summarizing the activity of redeemable noncontrolling interests (ACC) / redeemable limited partners (Operating Partnership) for the nine months ended September 30, 2018, which includes both the redeemable joint venture partners and OP Units discussed above:

Balance, December 31, 2017	$132,169
Net income	554
Distributions	(1,213)
Conversion of OP Units into shares of ACC common stock	(13,333)
Contributions from noncontrolling interests	620
Adjustments to reflect OP Units at fair value	65,857
Balance, September 30, 2018	$184,654

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

Restricted Stock Units (“RSUs”)

In March and September 2018, the Company appointed two new members to the Board of Directors who were granted RSUs valued at $115,000 each. A compensation charge of approximately $0.2 million was recorded during the nine months ended September 30, 2018 related to these awards.

Upon reelection to the Board of Directors in May 2018, all members of the Company’s Board of Directors were granted RSUs in accordance with the 2018 Plan.  These RSUs were valued at $160,000 for the Chairman of the Board of Directors and at $115,000 for all other members.  The number of RSUs was determined based on the fair market value of the Company’s stock on the date of grant, as defined in the 2018 Plan.  All awards vested and settled immediately on the date of grant, and the Company delivered shares of common stock, as determined by the Compensation Committee of the Board of Directors.  A compensation charge of approximately $0.9 million was recorded during the nine months ended September 30, 2018 related to these awards.

A summary of RSUs as of September 30, 2018 and activity during the nine months then ended is presented below:

Number of RSUs
Outstanding at December 31, 2017	—
Granted	27,376
Settled in common shares	(27,376)
Outstanding at September 30, 2018	—

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Restricted Stock Awards (“RSAs”)

A summary of RSAs as of September 30, 2018 and activity during the nine months then ended is presented below:

Number of RSAs
Nonvested balance at December 31, 2017	810,870
Granted	357,387
Vested(1)	(240,845)
Forfeited	(48,198)
Nonvested balance at September 30, 2018	879,214
(1) Includes shares withheld to satisfy tax obligations upon vesting.

The fair value of RSAs is calculated based on the closing market value of ACC’s common stock on the date of grant.  The fair value of these awards is amortized to expense over the vesting periods. Amortization expense for the three months ended September 30, 2018 and 2017 amounted to approximately $2.7 million and $2.4 million, respectively, and $8.8 million and $10.6 million for the nine months ended September 30, 2018 and 2017, respectively. The amortization of restricted stock awards for the nine months ended September 30, 2017 includes $2.4 million of contractual executive separation and retirement charges incurred with regard to the retirement of the Company’s former Chief Financial Officer, representing the June 30, 2017 vesting of 46,976 RSAs, net of shares withheld for taxes, related to the retirement.

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

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements.  To accomplish this objective, the Company primarily uses interest rate swaps and forward starting swaps as part of its interest rate risk management strategy.  Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.  Forward starting swaps are used to protect the Company against adverse fluctuations in interest rates by reducing its exposure to variability in cash flows relating to interest payments on a forecasted issuance of debt. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in other comprehensive income (outside of earnings) and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. Ineffectiveness resulting from the derivative instruments was immaterial for both the three and nine month periods ended September 30, 2018 and 2017. As of September 30, 2018, the Company had outstanding interest rate swap contracts with a notional amount of approximately $96.7 million. The fair value of such interest rate swap contracts was immaterial as of both September 30, 2018 and December 31, 2017.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

12.  Fair Value Disclosures

Financial Instruments Carried at Fair Value

The following table presents information about the Company’s financial instruments measured at fair value on a recurring basis as of September 30, 2018 and 2017, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.  In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities the Company has the ability to access.  Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.  Level 2 inputs include quoted prices for similar assets and liabilities in active markets and inputs other than quoted prices observable for the asset or liability, such as interest rates and yield curves observable at commonly quoted intervals.  Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

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

Disclosures concerning financial instruments measured at fair value are as follows:

	Fair Value Measurements as of
	September 30, 2018				December 31, 2017
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Mezzanine:
Redeemable noncontrolling interests (Company)/Redeemable limited partners (Operating Partnership)	$—	$27,672	$156,982	$184,654	$—	$44,503	$87,666	$132,169

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

The table below contains the estimated fair value and related carrying amounts for the Company’s financial instruments as of September 30, 2018 and December 31, 2017:

	September 30, 2018			December 31, 2017
	Estimated Fair Value	Carrying Amount		Estimated Fair Value	Carrying Amount
Assets:
Loans receivable	$54,140	$60,424		$54,140	$57,948
Liabilities:
Unsecured notes	$1,554,144	$1,587,796	(1)	$1,620,839	$1,585,855	(1)
Mortgage loans payable(4)	$768,542	$803,389	(2)	$571,676	$582,927	(2)
Bonds payable	$28,544	$26,720	(3)	$32,552	$30,201	(3)

(1)	Includes net unamortized OID and net unamortized deferred financing costs (see Note 7).

(2)	Includes net unamortized debt premiums and discounts and net unamortized deferred financing costs (see Note 7).
(3) Includes net unamortized deferred financing costs (see Note 7).
(4) In July 2018, the fixed feature of a mortgage loan secured by an on-campus participating property expired, and the mortgage loan became classified as variable rate debt.

13. Commitments and Contingencies

Commitments

Construction Contracts: As of September 30, 2018, excluding two properties under construction and subject to presale arrangements which are being funded by construction loans, the Company estimates additional costs to complete three owned development projects under construction to be approximately $132.9 million.

Joint Ventures: As part of the Core Transaction, the Company entered into two joint ventures during the third quarter of 2017. As part of this transaction, the Company is obligated to increase its investment in the joint ventures over a two year period. As of September 30, 2018, the remaining funding commitment was approximately $200.9 million. Of this amount, $46.9 million was paid in the fourth quarter 2018, with the remainder anticipated to be paid in September and October 2019. See Note 3 for further discussion.

Presale Development Projects: The Company has entered into two presale agreements to purchase properties which will be completed in Fall 2019. Total estimated development costs of approximately $107.3 million include the purchase price and elected upgrades, of which $90.0 million remains to be funded as of September 30, 2018. The Company is obligated to purchase the properties as long as the developer meets certain construction completion deadlines and other closing conditions. The Company is responsible for leasing, management, and initial operations of the project while the third-party developer retains development risk during the construction period. See Note 9 for further discussion.

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

Under project cost guarantees, the Company is responsible for the construction cost of a project in excess of an approved budget. The budget consists primarily of costs included in the general contractors’ guaranteed maximum price contract (“GMP”). In most cases, the GMP obligates the general contractor, subject to force majeure and approved change orders, to provide completion date guarantees and to cover cost overruns and liquidated damages. In addition, the GMP is in certain cases secured with payment and performance bonds. Project cost guarantees expire upon completion of certain developer obligations, which are normally satisfied within one year after completion of the project. The Company’s estimated maximum exposure amount under the above guarantees is approximately $10.3 million as of September 30, 2018.  As of September 30, 2018, management did not anticipate any material deviations from schedule or budget related to third-party development projects currently in progress.

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

Other Guarantees: In 2017, as part of the purchase of an undeveloped land parcel, the Company entered into an agreement to construct a commercial retail space within a future development that will be conveyed back to the seller upon construction completion.  If the construction of the retail space is not completed in accordance with the agreement, the Company is required to pay liquidated damages of $2.1 million. As of September 30, 2018, management anticipates completing construction of the retail space in accordance with the agreement.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Owned Properties
Rental revenues and other income	$203,526	$184,282	$600,138	$533,866
Interest income	382	385	1,146	1,161
Total revenues from external customers	203,908	184,667	601,284	535,027
Operating expenses before depreciation, amortization, and ground/facility lease expense	(107,997)	(99,423)	(282,193)	(249,552)
Ground/facility lease expense	(2,306)	(1,877)	(6,293)	(5,163)
Interest expense, net (1)	(5,622)	(1,540)	(9,011)	(1,194)
Operating income before depreciation and amortization	$87,983	$81,827	$303,787	$279,118
Depreciation and amortization	$62,909	$58,339	$185,171	$161,341
Capital expenditures	$144,910	$196,910	$428,065	$473,638

On-Campus Participating Properties
Rental revenues and other income	$6,980	$6,799	$23,605	$23,128
Interest income	43	24	105	47
Total revenues from external customers	7,023	6,823	23,710	23,175
Operating expenses before depreciation, amortization, and ground/facility lease expense	(3,875)	(3,923)	(11,030)	(11,080)
Ground/facility lease expense	(645)	(452)	(2,233)	(1,988)
Interest expense	(1,282)	(1,312)	(3,804)	(3,987)
Operating income before depreciation and amortization	$1,221	$1,136	$6,643	$6,120
Depreciation and amortization	$1,962	$1,892	$5,856	$5,621
Capital expenditures	$1,394	$2,039	$2,918	$2,909

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Development Services
Development and construction management fees	$835	$3,566	$3,883	$4,697
Operating expenses	(2,056)	(2,114)	(5,976)	(5,971)
Operating (loss) income before depreciation and amortization	$(1,221)	$1,452	$(2,093)	$(1,274)

Property Management Services
Property management fees from external customers	$2,128	$2,291	$7,311	$7,193
Operating expenses	(1,775)	(1,765)	(5,597)	(5,818)
Operating income before depreciation and amortization	$353	$526	$1,714	$1,375

Reconciliations
Total segment revenues and other income	$213,894	$197,347	$636,188	$570,092
Unallocated interest income earned on investments and corporate cash	849	850	2,489	2,515
Total consolidated revenues, including interest income	$214,743	$198,197	$638,677	$572,607

Segment operating income before depreciation and amortization	$88,336	$84,941	$310,051	$285,339
Depreciation and amortization	(67,247)	(62,271)	(199,191)	(172,588)
Net unallocated expenses relating to corporate interest and overhead	(24,615)	(23,636)	(83,958)	(65,448)
Gain (loss) from disposition of real estate	—	—	42,314	(632)
Other operating and nonoperating income	570	—	3,218	—
Loss from early extinguishment of debt	—	—	(784)	—
Provision for real estate impairment	—	—	—	(15,317)
Income tax provision	219	(267)	(2,147)	(791)
Net (loss) income	$(2,737)	$(1,233)	$69,503	$30,563

(1)	Net of capitalized interest and amortization of debt premiums.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

15. Subsequent Events

Distributions:  On October 31, 2018, the Board of Directors of the Company declared a distribution per share of $0.46, which will be paid on November 26, 2018 to all common stockholders of record as of November 12, 2018.  At the same time, the Operating Partnership will pay an equivalent amount per unit to holders of Common OP Units, as well as the quarterly cumulative preferential distribution to holders of Preferred OP Units (see Note 9).

In October 2018, the Company increased its investment in a joint venture that is part of the Core Transaction by $46.9 million (See Notes 3 and 13), and the joint venture paid off approximately $40.2 million of construction debt with proceeds from the investment.

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

Property Portfolio

As of September 30, 2018, our total owned property portfolio contained 168 properties, consisting of owned off-campus student housing properties that are in close proximity to colleges and universities, American Campus Equity (“ACE®”) properties operated under ground/facility leases with university systems, and on-campus participating properties operated under ground/facility leases with the related university systems.  Of the 168 properties, 5 were under development as of September 30, 2018.  Our communities contain modern housing units and are supported by a resident assistant system and other student-oriented programming, with many offering resort-style amenities.

As of September 30, 2018, through ACC’s taxable REIT subsidiary (“TRS”) entities, we provided third-party management and leasing services for 34 properties, bringing our total owned and third-party managed portfolio to 202 properties.  Third-party management and leasing services are typically provided pursuant to management contracts that have initial terms that range from one to five years.

Below is a summary of our property portfolio as of September 30, 2018:

Property portfolio:	Properties	Beds
Owned operating properties:
Off-campus properties	128	71,856
On-campus ACE (1)	30	23,393
Subtotal – operating properties	158	95,249

Owned properties under development:
Off-campus properties	3	1,278
On-campus ACE	2	1,881
Subtotal – properties under development	5	3,159

Total owned properties	163	98,408

On-campus participating properties	5	5,086

Total owned property portfolio	168	103,494

Managed properties	34	28,361
Total property portfolio	202	131,855

(1)	Includes three properties at Prairie View A&M University that we ultimately expect to be refinanced under the existing on-campus participating structure.

Leasing Results

Our financial results for the 2018 calendar year are significantly impacted by the results of our annual leasing process for the 2017/2018 and the 2018/2019 academic years.  As of September 30, 2017, the beginning of the 2017/2018 academic year, occupancy at our 2018 same store properties was 96.6% at a rental rate increase of 2.9% compared to the prior academic year, and occupancy at our total owned property portfolio (including 2017 acquisitions and development deliveries) was 95.4%.  As of September 30, 2018, the beginning of the 2018/2019 academic year, occupancy at our 2018 same store properties was 97.0%, and occupancy at our total owned property portfolio (including 2017 acquisitions and 2017 and 2018 development deliveries) was also 97.0%.

Development

In the third quarter of 2018, the final stages of construction were completed on five on-campus ACE properties and one owned off-campus property. These properties are summarized in the following table:

Owned Development Projects Recently Completed:

Project	Location	Primary University Served	Project Type	Beds	Total Project Costs	Opened for Occupancy

Gladding Residence Center	Richmond, VA	Virginia Commonwealth University	ACE	1,524	$94,700	August 2018
Irvington House	Indianapolis, IN	Butler University	ACE	648	36,300	August 2018
Greek Leadership Village	Tempe, AZ	Arizona State University	ACE	957	69,600	August 2018
David Blackwell Hall	Berkeley, CA	University of California, Berkeley	ACE	781	97,800	August 2018
NAU Honors College	Flagstaff, AZ	Northern Arizona University	ACE	636	42,600	August 2018
U Club Townhomes	Oxford, MS	University of Mississippi	Off-campus	528	46,300	August 2018

				5,074	$387,300

At September 30, 2018, we were in the process of constructing two on-campus ACE properties and one owned off-campus property. These properties are summarized in the table below:

Owned Development Projects Under Construction:

Project	Location	Primary University Served	Project Type	Beds	Estimated Project Cost	Total Costs Incurred	Scheduled Occupancy

191 College	Auburn, AL	Auburn University	Off-campus	495	$59,300	$30,848	July 2019
Columbus Avenue Student Apts.	Boston, MA	Northeastern University	ACE	825	153,400	97,662	August 2019
University of Arizona Honors College	Tucson, AZ	University of Arizona	ACE	1,056	84,700	35,973	August 2019
SUBTOTAL – 2019 DELIVERIES				2,376	$297,400	$164,483

Presale Development Projects:

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

Presale Development Projects Recently Completed:

Project	Location	Primary University Served	Project Type	Beds	Purchase Price	Opened for Occupancy

The Edge - Stadium Centre	Tallahassee, FL	Florida State University	Off-campus	412	$42,600	August 2018
Core Spaces / DRW Portfolio (1)
Hub Ann Arbor	Ann Arbor, MI	University of Michigan	Off-campus			August 2018
Hub Flagstaff	Flagstaff, AZ	Northern Arizona University	Off-campus			August 2018
Hub West Lafayette	West Lafayette, IN	Purdue University	Off-campus			August 2018
				1,500	240,000

				1,912	$282,600

(1) The Company funded an initial investment of $24.2 million through a joint venture with Core Spaces/DRW Real Estate Investments in August 2017. In the third quarter of 2018, the assets held by the joint venture were delivered and the Company increased its investment by $83.7 million. Subsequent to quarter end, an additional investment of $46.9 million was made. The Company expects to exercise its option to purchase the remaining ownership interests in the properties in the third quarter of 2019 for an amount to be determined by fair market value, which is expected to approximate $85.2 million, and is subject to adjustment based on stabilized property tax assessments and various earn-out adjustments.

Presale Development Projects Under Construction:

During the nine months ended September 30, 2018, the Company entered into presale agreements to purchase two owned properties. Refer to Note 3 in the accompanying Notes to Consolidated Financial Statements contained in Item 1 for a more detailed discussion of our recent presale development activity. As of September 30, 2018, our presale development pipeline consisted of the following properties:

Project	Location	Primary University Served	Project Type	Beds	Purchase Price	Amount Funded as of September 30, 2018	Scheduled Occupancy

The Flex at Stadium Centre	Tallahassee, FL	Florida State University	Off-campus	340	$36,700	$353	August 2019
959 Franklin (1)	Eugene, OR	University of Oregon	Off-campus	443	70,600	16,939	September 2019
SUBTOTAL – 2019 DELIVERIES				783	$107,300	$17,292

(1)     As part of the presale agreement, the Company provided $15.6 million of mezzanine financing to the project.

Joint Venture Activity

As discussed in more detail in Note 4 in the accompanying Notes to the Consolidated Financial Statements contained in Item 1, in May 2018 we executed an agreement to enter into a joint venture arrangement with Allianz Real Estate the “ACC / Allianz Joint Venture Transaction.” The transaction included the sale of a partial ownership interest in a portfolio of seven owned properties, containing 4,611 beds, through a joint venture arrangement. The joint venture transaction involved the joint venture partner making a cash contribution of approximately $373.1 million in exchange for a 45% ownership interest. As part of the transaction, the joint venture issued $330 million of secured mortgage debt. The joint venture will pay the Company a property management fee of 4% of total revenues and a 0.25% asset management fee on total invested equity net of debt. In addition, the Company and the joint venture partner will receive periodic distributions of operating cash flow in accordance to their proportionate ownership interests.

Dispositions

During the nine months ended September 30, 2018, the Company sold a portfolio of three owned properties for approximately $245.0 million. Refer to Note 4 in the accompanying Notes to Consolidated Financial Statements contained in Item 1 for a more detailed discussion of our recent disposition activity.

Third-Party Development Services

Through ACC’s TRS entities, we provide development and construction management services for student housing properties owned by colleges and universities, charitable foundations and others.  As of September 30, 2018, we were under contract on four third-party development projects that are currently under construction and whose fees total $15.9 million.  As of September 30, 2018, fees of approximately $5.3 million remained to be earned by the Company with respect to these projects, which have scheduled completion dates in July and August 2019.

Results of Operations

Comparison of the Three Months Ended September 30, 2018 and September 30, 2017

The following table presents our results of operations for the three months ended September 30, 2018 and 2017, including the amount and percentage change in these results between the two periods.

	Three Months Ended September 30,
	2018	2017	Change ($)	Change (%)
Revenues
Owned properties	$202,834	$183,569	$19,265	10.5%
On-campus participating properties	6,980	6,799	181	2.7%
Third-party development services	835	3,566	(2,731)	(76.6)%
Third-party management services	2,128	2,291	(163)	(7.1)%
Resident services	692	713	(21)	(2.9)%
Total revenues	213,469	196,938	16,531	8.4%

Operating expenses (income)
Owned properties	107,997	99,423	8,574	8.6%
On-campus participating properties	3,875	3,923	(48)	(1.2)%
Third-party development and management services	3,831	3,879	(48)	(1.2)%
General and administrative	7,183	8,684	(1,501)	(17.3)%
Depreciation and amortization	66,131	61,125	5,006	8.2%
Ground/facility leases	2,951	2,329	622	26.7%
Total operating expenses	191,968	179,363	12,605	7.0%

Operating income	21,501	17,575	3,926	22.3%

Nonoperating income (expenses)
Interest income	1,274	1,259	15	1.2%
Interest expense	(25,185)	(18,654)	(6,531)	35.0%
Amortization of deferred financing costs	(1,116)	(1,146)	30	(2.6)%
Other nonoperating income	570	—	570	100.0%
Total nonoperating expenses	(24,457)	(18,541)	(5,916)	31.9%

Loss before income taxes	(2,956)	(966)	(1,990)	206.0%
Income tax provision	219	(267)	486	(182.0)%

Net loss	(2,737)	(1,233)	(1,504)	122.0%

Net loss (income) attributable to noncontrolling interests	392	(79)	471	(596.2)%
Net loss attributable to ACC, Inc. and Subsidiaries common stockholders	$(2,345)	$(1,312)	$(1,033)	78.7%

Same Store and New Property Operations

We define our same store property portfolio as owned properties that were owned and operating for both of the full years ended December 31, 2018 and December 31, 2017, which are not conducting or planning to conduct substantial development, redevelopment, or repositioning activities, and are not classified as held for sale as of September 30, 2018.

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

A reconciliation of our same store, new property and sold/other property operations to our consolidated statements of comprehensive income is set forth below:

	Same Store Properties		New Properties		Sold Properties/Other(1)		Total - All Properties
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2018	2017	2018	2017	2018 (2)	2017 (3)	2018	2017
Number of properties (4)	130	130	27	15	1	4	158	149
Number of beds (4)	76,433	76,433	17,956	10,464	860	2,198	95,249	89,095

Revenues (5)	$170,103	$166,786	$32,684	$12,023	$739	$5,473	$203,526	$184,282
Operating expenses	89,771	89,931	17,375	7,299	851	2,193	107,997	99,423

(1)	Does not include the allocation of payroll and other administrative costs related to corporate management and oversight.

(2)
Includes one property currently in receivership that is in the process of being transferred to the lender in settlement of the property’s $27.4 million mortgage loan that matured in August 2017. Also includes recurring professional fees related to the formation and operation of the ACC / Allianz Joint Venture Transaction.

(3)	Includes properties sold in 2018 and 2017, and one property that is in the process of being transferred to the lender as discussed above.

(4)	Does not include properties under construction or undergoing redevelopment.

(5)	Includes revenues which are reflected as resident services revenue on the accompanying consolidated statements of comprehensive income.

Same Store Properties:  The increase in revenue from our same store properties was primarily due to an increase in average rental rates for the 2018/2019 academic year, partially offset by a decrease in weighted average occupancy from 91.4% during the three months ended September 30, 2017 to 90.7% during the three months ended September 30, 2018. Future revenues will be dependent on our ability to maintain our current leases in effect for the 2018/2019 academic year and our ability to achieve appropriate rental rates and desired occupancy levels for the 2019/2020 academic year at our various properties.

The slight decrease in operating expenses from our same store properties was primarily due to a decrease in repairs and maintenance expenses due to costs incurred during the three months ended September 30, 2017 related to hurricanes. This decrease was mostly offset by an increase in property taxes. We anticipate that operating expenses for our same store property portfolio for 2018 will increase, as compared to 2017, at inflationary levels except in the cases of property taxes, where we have experienced higher tax assessment levels, and marketing due to our efforts to achieve our leasing targets.

New Property Operations: Our new properties for the three and nine months ended September 30, 2018 are summarized in the table below:

Property	Location	Primary University Served	Beds	Acquisition/ Opening Date
Acquisitions:
The Arlie	Arlington, TX	University of Texas at Arlington	598	April 2017
TWELVE at U District	Seattle, WA	University of Washington	384	June 2017
The 515	Eugene, OR	University of Oregon	513	August 2017
State	Fort Collins, CO	Colorado State University	665	August 2017
The James (1)	Madison, WI	University of Wisconsin - Madison	850	September 2017
Bridges @ 11th	Seattle, WA	University of Washington	258	October 2017
Hub U District Seattle (1)	Seattle, WA	University of Washington	248	November 2017
		SUBTOTAL - Acquisitions	3,516
Owned Developments:
Tooker House	Tempe, AZ	Arizona State University	1,594	August 2017
Sky View	Flagstaff, AZ	Northern Arizona University	626	August 2017
University Square	Prairie View, TX	Prairie View A&M University	466	August 2017
U Centre on Turner	Columbia, MO	University of Missouri	718	August 2017
U Pointe on Speight	Waco, TX	Baylor University	700	August 2017
21Hundred @ Overton Park	Lubbock, TX	Texas Tech University	1,204	August 2017
Suites at 3rd	Champaign, IL	University of Illinois	251	August 2017
U Club Binghamton Phase II	Binghamton, NY	SUNY Binghamton University	562	August 2017
Callaway House Apartments	Norman, OK	University of Oklahoma	915	August 2017
U Centre on College	Clemson, SC	Clemson University	418	August 2017
Gladding Residence Center	Richmond, VA	Virginia Commonwealth University	1,524	August 2018
Irvington House	Indianapolis, IN	Butler University	648	August 2018
Greek Leadership Village	Tempe, AZ	Arizona State University	957	August 2018
David Blackwell Hall	Berkeley, CA	University of California, Berkeley	781	August 2018
NAU Honors College	Flagstaff, AZ	Northern Arizona University	636	August 2018
U Club Townhomes	Oxford, MS	University of Mississippi	528	August 2018
The Edge - Stadium Centre	Tallahassee, FL	Florida State University	412	August 2018
Hub Ann Arbor (1)	Ann Arbor, MI	University of Michigan	310	August 2018
Hub Flagstaff (1)	Flagstaff, AZ	Northern Arizona University	591	August 2018
Hub West Lafayette (1)	West Lafayette, IN	Purdue University	599	August 2018
		SUBTOTAL - Owned Developments	14,440
		Total - New Properties	17,956

(1)	Properties are held by two joint ventures formed as part of the Core Transaction. Refer to Note 3 in the accompanying Notes to the Consolidated Financial Statements contained in Item 1.

On-Campus Participating Properties (“OCPP”) Operations

Same Store OCPP Properties: We had five participating properties containing 5,086 beds which were operating during the three months ended September 30, 2018, and 2017. Revenues from these properties increased from $6.8 million during the three months ended September 30, 2017, to $7.0 million during the three months ended September 30, 2018. The increase was due to an increase in average rental rates for the 2018/2019 academic year in addition to a slight increase in average occupancy from 57.3% for the three months ended September 30, 2017, to 57.4% for the three months ended September 30, 2018. Occupancy at our on-campus participating properties is low during the summer months due to the expiration of the 9-month leases concurrent with the end of the spring semester. Operating expenses at these properties remained constant at $3.9 million for the comparable three month periods. Future revenues will be dependent on our ability to maintain our current leases in effect for the 2018/2019 academic year and our ability to obtain appropriate rental rates and desired occupancy for the 2019/2020 academic year. We anticipate that operating expenses for our on-campus participating properties for 2018 will increase slightly, as compared to 2017, as a result of general inflation.

Third-Party Development Services Revenue

Third-party development services revenue decreased by approximately $2.8 million, from $3.6 million during the three months ended September 30, 2017, to $0.8 million for the three months ended September 30, 2018.  This decrease was primarily due to the closing of bond financing and commencement of construction of a fourth phase at the University of California, Irvine during the three months ended September 30, 2017, which contributed approximately $2.9 million in revenue.

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

General and Administrative

General and administrative expenses decreased approximately $1.5 million, from $8.7 million during three months ended September 30, 2017, to $7.2 million for the three months ended September 30, 2018. Excluding $2.9 million of transaction costs incurred in connection with our initial investment in the Core Transaction in August 2017, general and administrative expense increased $1.4 million. This increase was primarily due to additional expenses incurred in connection with enhancements to our operating systems platform, additional payroll expenses, and other general inflationary factors. We anticipate general and administrative expenses will increase in 2018 as compared to 2017, for the reasons discussed above.

Depreciation and Amortization

Depreciation and amortization increased by approximately $5.0 million, from $61.1 million during the three months ended September 30, 2017, to $66.1 million for the three months ended September 30, 2018.  This increase was primarily due to the following: (i) a $5.5 million increase related to the completion of construction and opening of ten owned development properties in August 2017, six owned development properties in August 2018, and four presale properties in August 2018; and (ii) a $1.2 million increase due to property acquisition activity during 2017. These increases were partially offset by a $1.6 million decrease in depreciation and amortization expense related to properties sold in May 2018. We anticipate depreciation and amortization expense will increase in 2018, as compared to 2017, for the reasons discussed above.

Ground/Facility Leases

Ground/facility leases expense increased by approximately $0.7 million, from $2.3 million during the three months ended September 30, 2017, to $3.0 million for the three months ended September 30, 2018. This increase was primarily due to the following: (i) a $0.4 million increase related to ACE development projects that completed construction and opened for operations in Fall 2017 and Fall 2018; and (ii) a $0.2 million increase at our on-campus participating properties. We anticipate ground/facility leases expense to increase in 2018, as compared to 2017, for the reasons discussed above.

Interest Expense

Interest expense increased by approximately $6.5 million, from $18.7 million during the three months ended September 30, 2017, to $25.2 million for the three months ended September 30, 2018. This increase was primarily due to the following: (i) a $3.6 million increase related to our $400 million offering of unsecured notes in October 2017; (ii) a $3.4 million increase due to the issuance of $330 million in mortgage debt as part of the ACC / Allianz Joint Venture Transaction; (iii) a $0.8 million decrease in capitalized interest due to the timing and volume of construction activities on our owned development projects during the comparable three month periods; and (iv) $0.5 million in interest expense related to the 2018 presale developments. These increases were partially offset by (i) a $0.8 million decrease in term loan interest expense due to the pay-off of $450.0 million of term loans in 2018; (ii) a $0.4 million decrease due to the timing of borrowings under our unsecured revolving credit facility during the comparable three month periods; (iii) a $0.3 million decrease related to the disposition of properties with outstanding debt during 2018; and (iv) a $0.3 million decrease related to the pay-off of maturing mortgage loans during 2017 and 2018.

We anticipate interest expense will increase in 2018, as compared to 2017, due to the reasons discussed above, increased interest rates on the Company’s variable rate debt, and additional interest incurred from any offerings of unsecured notes anticipated during 2018. These increases will be offset by the expected pay-off of outstanding mortgage debt scheduled to mature in 2018.

Other Income

During the three months ended September 30, 2018, we recognized a $0.6 million gain on an insurance settlement due to hail damage at one of our owned properties. The gain represents insurance proceeds received to date in excess of the net book value of the assets written off as a result of the damage.

Income Tax Provision

Income tax provision decreased by approximately $0.5 million, from $0.3 million in expense during the three months ended September 30, 2017 to a $0.2 million benefit during the three months ended September 30, 2018. The decrease was primarily due to a decrease in the estimated state income tax gain resulting from the ACC / Allianz Joint Venture Transaction in May 2018.

Comparison of the Nine Months Ended September 30, 2018 and September 30, 2017

The following table presents our results of operations for the nine months ended September 30, 2018 and 2017, including the amount and percentage change in these results between the two periods.

	Nine Months Ended September 30,
	2018	2017	Change ($)	Change (%)
Revenues
Owned properties	$597,854	$531,556	$66,298	12.5%
On-campus participating properties	23,605	23,128	477	2.1%
Third-party development services	3,883	4,697	(814)	(17.3)%
Third-party management services	7,311	7,193	118	1.6%
Resident services	2,284	2,310	(26)	(1.1)%
Total revenues	634,937	568,884	66,053	11.6%

Operating expenses (income)
Owned properties	282,193	249,552	32,641	13.1%
On-campus participating properties	11,030	11,080	(50)	(0.5)%
Third-party development and management services	11,573	11,789	(216)	(1.8)%
General and administrative	27,055	25,200	1,855	7.4%
Depreciation and amortization	194,447	169,391	25,056	14.8%
Ground/facility leases	8,526	7,151	1,375	19.2%
Provision for real estate impairment	—	15,317	(15,317)	(100.0)%
Other operating income	(2,648)	—	(2,648)	100.0%
Total operating expenses	532,176	489,480	42,696	8.7%

Operating income	102,761	79,404	23,357	29.4%

Nonoperating income (expenses)
Interest income	3,740	3,723	17	0.5%
Interest expense	(72,207)	(47,944)	(24,263)	50.6%
Amortization of deferred financing costs	(4,744)	(3,197)	(1,547)	48.4%
Gain (loss) from disposition of real estate	42,314	(632)	42,946	(6,795.3)%
Loss from early extinguishment of debt	(784)	—	(784)	100.0%
Other nonoperating income	570	—	570	100.0%
Total nonoperating expenses	(31,111)	(48,050)	16,939	(35.3)%

Income before income taxes	71,650	31,354	40,296	128.5%
Income tax provision	(2,147)	(791)	(1,356)	171.4%
Net income	69,503	30,563	38,940	127.4%

Net loss (income) attributable to noncontrolling interests	88	(587)	675	(115.0)%
Net income attributable to ACC, Inc. and Subsidiaries common stockholders	$69,591	$29,976	$39,615	132.2%

Same Store and New Property Operations

A reconciliation of our same store, new property and sold/other property operations to our consolidated statements of comprehensive income is set forth below:

	Same Store Properties		New Properties		Sold Properties/Other (1)		Total - All Properties
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017	2018 (2)	2017 (3)	2018	2017
Number of properties (4)	130	130	27	15	4	5	161	150
Number of beds (4)	76,433	76,433	17,956	10,464	2,198	2,855	96,587	13,319

Revenues (5)	$511,415	$502,382	$79,480	$13,943	$9,243	$17,541	$600,138	$533,866
Operating expenses	238,798	233,473	38,505	8,628	4,890	7,451	282,193	249,552

(1)	Does not include the allocation of payroll and other administrative costs related to corporate management and oversight.

(2)
Includes three properties sold in 2018 and one property currently in receivership that is in the process of being transferred to the lender in settlement of the property’s $27.4 million mortgage loan that matured in August 2017. Also includes transaction costs and recurring professional fees related to the formation and operation of the ACC / Allianz Joint Venture Transaction.

(3)	Includes properties sold in 2018 and 2017, and one property that is in the process of being transferred to the lender as discussed above.

(4)	Does not include properties under construction or undergoing redevelopment.

(5)	Includes revenues which are reflected as resident services revenue on the accompanying consolidated statements of comprehensive income.

Same Store Properties:  The increase in revenue from our same store properties was primarily due to an increase in average rental rates for the 2017/2018 and 2018/2019 academic years, partially offset by a decrease in weighted average occupancy from 93.2% during the nine months ended September 30, 2017, to 92.3% for the nine months ended September 30, 2018.

The increase in operating expenses from our same store properties was primarily due to an increase in property taxes in various markets and increases related to 2016 development deliveries that were assessed at full value for the first time.

New Property Operations: Our new properties for the nine months ended September 30, 2018 are summarized in the table of new properties contained in the discussion of our results of operations for the three months ended September 30, 2018 and 2017.

On-Campus Participating Properties (“OCPP”) Operations

Same Store OCPP Properties: We had five participating properties containing 5,086 beds which were operating during the nine months ended September 30, 2018, and 2017. Revenues from these properties increased by $0.5 million, from $23.1 million for the nine months ended September 30, 2017, to $23.6 million for the nine months ended September 30, 2018 as a result of an increase in average rental rates for the 2017/2018 and 2018/2019 academic years, offset by a decrease in average occupancy from 68.5% for the nine months ended September 30, 2017, to 68.3% for the nine months ended September 30, 2018. Operating expenses at these properties decreased slightly from $11.1 million for the nine months ended September 30, 2017 to $11.0 million for the nine months ended September 30, 2018.

Third-Party Development Services Revenue

Third-party development services revenue decreased by approximately $0.8 million, from $4.7 million during the nine months ended September 30, 2017, to $3.9 million for the nine months ended September 30, 2018.  This decrease was primarily due to the closing of bond financing and commencement of construction of a fourth phase at the University of California, Irvine during the three months ended September 30, 2017. The decrease was partially offset by the closing of bond financing and commencement of construction of the Delaware State University project in May 2018. During the nine months ended September 30, 2018, we had four projects in progress with an average contractual fee of approximately $4.0 million, as compared to the nine months ended September 30, 2017, in which we had three projects in progress with an average contractual fee of approximately $3.1 million.

General and Administrative

General and administrative expenses increased by approximately $1.9 million, from $25.2 million during the nine months ended September 30, 2017, to $27.1 million for the nine months ended September 30, 2018. Excluding $5.8 million in transaction costs incurred in connection with the closing of the ACC / Allianz Joint Venture Transaction in May 2018, $2.9 million of transactions incurred in connection with our initial investment in the Core Transaction in August 2017, and $4.5 million in contractual executive separation and retirement charges incurred in the first and second quarter 2017, general and administrative expense increased $3.5 million. This increase was primarily due to the same factors that contributed to the increase in general and administrative expenses for the three months ended September 30, 2018, as discussed above.

Depreciation and Amortization

Depreciation and amortization increased by approximately $25.0 million, from $169.4 million during the nine months ended September 30, 2017, to $194.4 million for the nine months ended September 30, 2018.  This increase was primarily due to the following: (i) a $16.8 million increase related to the completion of construction and opening of ten owned development properties in August 2017, six owned development properties in August 2018, and four presale properties in August 2018; (ii) a $9.7 million increase due to property acquisition activity during 2017; and (iii) a $1.0 million increase in depreciation of corporate assets. These increases were partially offset by a $2.6 million decrease in depreciation and amortization expense related to properties sold in 2017 and 2018.

Ground/Facility Leases

Ground/facility leases expense increased by approximately $1.3 million, from $7.2 million during the nine months ended September 30, 2017, to $8.5 million for the nine months ended September 30, 2018. This increase was due to the same factors that contributed to the increase in ground/facility lease expenses for the three months ended September 30, 2018, as discussed above.

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

Other Operating Income

During the nine months ended September 30, 2018, we recorded a $2.6 million gain related to cash proceeds received from a litigation settlement.

Interest Expense

Interest expense increased by approximately $24.3 million, from $47.9 million during the nine months ended September 30, 2017, to $72.2 million for the nine months ended September 30, 2018. Interest expense increased as a result of the following: (i) a $10.9 million increase related to our $400 million offering of unsecured notes in October 2017; (ii) a $5.7 million increase related to the closing of a $200 million term loan in June 2017 and a $300 million term loan in September 2017; (iii) a $4.6 million increase due to the issuance of $330 million in mortgage debt as part of the ACC / Allianz Joint Venture Transaction; (iv) a $3.9 million decrease in capitalized interest due to the timing and volume of construction activities on our owned development projects during the comparable nine month periods; (v) a $1.0 million increase in accrued default interest on one of our properties that is in the process of being transferred to the lender in settlement of the property’s $27.4 million mortgage loan that matured in August 2017; and (vi) $0.5 million in interest expense related to the 2018 presale developments. These increases were partially offset by (i) a $1.4 million decrease related to the pay-off of maturing mortgage loans during 2017 and 2018; (ii) a $0.5 million decrease related to the disposition of properties with outstanding debt during 2017 and 2018; and (iii) a $0.3 million decrease due to scheduled principal payments on debt.

Amortization of Deferred Financing Costs

Amortization of deferred financing costs increased by approximately $1.5 million, from $3.2 million during the nine months ended September 30, 2017, to $4.7 million for the nine months ended September 30, 2018. This increase was primarily due to (i) $0.5 million in amortization expense related to the closing of $500 million in term loans in 2017; (ii) $0.9 million of accelerated amortization related to the pay-off of $450 million of term loan debt in May 2018; and (iii) $0.3 million in amortization expense related to our $400 million offering of unsecured notes in October 2017.

Gain (Loss) from Disposition of Real Estate

During the nine months ended September 30, 2018, we sold three owned properties containing 1,338 beds, resulting in a net gain from disposition of real estate of approximately $42.3 million. During the nine months ended September 30, 2017, we sold one owned property containing 657 beds, resulting in a net loss from disposition of real estate of approximately $0.6 million. Refer to Note 4 in the accompanying Notes to the Consolidated Financial Statements contained in Item 1.

Loss from Early Extinguishment of Debt

During the nine months ended September 30, 2018, we incurred approximately $0.8 million of losses associated with the early pay-off of mortgage loans in connection with the sale of one owned property and one owned property included in the ACC / Allianz Joint Venture Transaction. Refer Note 4 and Note 7 in the accompanying Notes to Consolidated Financial Statements contained in Item 1 for additional details.

Income Tax Provision

Income tax provision increased by approximately $1.3 million from $0.8 million during the nine months ended September 30, 2017, to $2.1 million for the nine months ended September 30, 2018. The increase was primarily due to an estimated state income tax gain resulting from the ACC / Allianz Joint Venture Transaction.

Liquidity and Capital Resources

Cash Balances and Cash Flows

As of September 30, 2018, we had $90.5 million in cash and cash equivalents and restricted cash as compared to $64.8 million in cash and cash equivalents and restricted cash as of December 31, 2017.  Restricted cash primarily consists of escrow accounts held by lenders and resident security deposits, as required by law in certain states, and funds held in escrow in connection with potential acquisition and development opportunities.  The following discussion relates to changes in cash due to operating, investing and financing activities, which are presented in our consolidated statements of cash flows included in Item 1.

Operating Activities: For the nine months ended September 30, 2018, net cash provided by operating activities was approximately $266.9 million, as compared to approximately $245.7 million for the nine months ended September 30, 2017, an increase of $21.2 million.  This increase in cash flows was due to the timing of property tax payments for owned properties, as well as operating cash flows provided by the completion of construction and opening of ten owned development properties in the third quarter of 2017, six owned development properties in August 2018, four presale developments in August 2018, and property acquisitions in 2017, offset by properties disposed of in 2017 and 2018.

Investing Activities:  Investing activities utilized approximately $216.1 million and $769.0 million for the nine months ended September 30, 2018 and 2017, respectively.  The $552.9 million decrease in cash utilized in investing activities was primarily a result of the following: (i) a $302.3 million decrease in cash paid to acquire operating and under development properties; (ii) a $217.8 million increase in proceeds from property dispositions related to the sale of a three property portfolio in May 2018; (iii) a $36.9 million decrease in cash used to fund the construction of our owned development properties, related to the timing of construction commencement and completion of our owned development pipeline; (iv) an $8.7 million decrease in cash used to fund capital expenditures at our owned properties; (v) a $2.5 million decrease in cash used to fund corporate capital expenditures; and (vi) $1.6 million in proceeds from an insurance settlement in 2018. These decreases were partially offset by a $17.6 million increase in cash paid to acquire undeveloped land parcels.

Financing Activities: For the nine months ended September 30, 2018, net cash used in financing activities totaled approximately $25.1 million as compared to net cash provided by financing activities of $518.6 million for the nine months ended September 30, 2017. The $543.7 million change in cash used in financing activities was primarily a result of the following: (i) $450.0 million in cash used to pay down the Company’s $300 million and $150 million unsecured term loans in May 2018; (ii) a $500.0 million decrease in proceeds from unsecured term loans; (iii) a $188.5 million decrease in net proceeds from the sale of common stock under our ATM Equity Program related to activity in 2017; (iv) a $91.3 million increase in distributions to noncontrolling interests primarily as a result of the ACC / Allianz Joint Venture Transaction; (v) a $27.8 million decrease in net proceeds on our revolving credit facility; (vi) a $49.7 million increase in cash used to pay off mortgage and construction debt, including defeasance costs, in May 2018; (vii) an $11.1 million increase in distributions to common and restricted stockholders; and (viii) $10.5 million paid in 2018 to increase our ownership of a consolidated subsidiary. These decreases were partially offset by the following: (i) a $368.4 million increase in contributions from noncontrolling interests primarily due to the ACC / Allianz Joint Venture Transaction (refer to Note 4 in the accompany Notes to Consolidated Financial Statements contained in Item 1); (ii) $330.0 million in proceeds from mortgage debt issued by the previously mentioned ACC / Allianz Joint Venture Transaction; (iii) $77.2 million in increased proceeds from construction loans; (iv) a $6.7 million decrease in payments of debt issuance costs; and (v) a $2.2 million decrease in taxes paid on net share settlements.

Liquidity Needs, Sources and Uses of Capital

As of September 30, 2018, our short-term liquidity needs included, but were not limited to, the following: (i) anticipated distribution payments to our common and restricted stockholders totaling approximately $253.8 million based on an assumed annual cash distribution of $1.84 per share and the number of our shares outstanding as of September 30, 2018; (ii) anticipated distribution payments to our Operating Partnership unitholders totaling approximately $1.3 million based on an assumed annual distribution of $1.84 per common unit and a cumulative preferential per annum cash distribution rate of 5.99% on our Preferred OP Units based on the number of units outstanding as of September 30, 2018; (iii) the pay-off of approximately $95.6 million of outstanding fixed rate mortgage debt scheduled to mature during the next 12 months; (iv) estimated development costs over the next 12 months totaling approximately $132.9 million for our owned properties currently under construction; (v) a $90.0 million obligation to purchase two properties subject to presale arrangements (see Note 13 in the accompanying Notes to the Consolidated Financial Statements contained in Item 1); (vi) an obligation to increase our investment in the Core Joint Ventures, resulting in a funding commitment of approximately $200.9 million (see Note 13 in the accompanying Notes to the Consolidated Financial Statements contained in Item 1); (vii) funds for other development projects scheduled to commence construction during the next 12 months; and (viii) potential future property or land acquisitions, including mezzanine financed developments.

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

On October 31, 2018, our Board of Directors declared a distribution per share of $0.46, which will be paid on November 26, 2018 to all common stockholders of record as of November 12, 2018.  At the same time, the Operating Partnership will pay an equivalent amount per unit to holders of Common OP Units, as well as the quarterly cumulative preferential distribution to holders of Preferred OP Units.

Indebtedness

The amounts below exclude net unamortized debt premiums and discounts related to mortgage loans assumed in connection with property acquisitions, original issue discounts (“OID”s), and deferred financing costs (see Note 7 in the accompanying Notes to the Consolidated Financial Statements contained in Item 1). A summary of our consolidated indebtedness as of September 30, 2018 is as follows:

	Amount	% of Total	Weighted Average Rates (1)	Weighted Average Maturities
Secured	$910,800	30.6%	4.5%	6.4 Years
Unsecured	2,066,900	69.4%	3.6%	5.0 Years
Total consolidated debt	$2,977,700	100.0%	3.9%	5.4 Years

Fixed rate debt
Secured
Project-based taxable bonds	$27,030	0.9%	7.6%	6.1 Years
Mortgage	792,651	26.7%	4.4%	7.2 Years
Unsecured
April 2013 Notes	400,000	13.4%	3.8%	4.5 Years
June 2014 Notes	400,000	13.4%	4.1%	5.8 Years
September 2015 Notes	400,000	13.4%	3.4%	2.0 Years
October 2017 Notes	400,000	13.4%	3.6%	9.1 Years
Total - fixed rate debt	2,419,681	81.2%	3.5%	6.0 Years

Variable rate debt:
Secured
Mortgage and construction(2)	91,119	3.1%	4.7%	.1 Years
Unsecured
Term loans	200,000	6.7%	3.2%	3.7 Years
Unsecured revolving credit facility	266,900	9.0%	3.4%	3.5 Years
Total - variable rate debt	558,019	18.8%	3.2%	3.0 Years
Total consolidated debt	$2,977,700	100.0%	3.9%	5.4 Years

(1)	Represents stated interest rate and does not include the effect of the amortization of deferred financing costs, debt premiums and discounts, OIDs, and interest rate swap terminations.
(2) In July 2018, the fixed feature of a mortgage loan secured by an on-campus participating property expired, and the mortgage loan became classified as variable rate debt.

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

The following table presents a reconciliation of our net income attributable to common stockholders to FFO and FFOM:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net loss attributable to ACC, Inc. and Subsidiaries common stockholders	$(2,345)	$(1,312)	$69,591	$29,976
Noncontrolling interests	121	85	896	593
(Gain) loss from disposition of real estate	—	—	(42,314)	632
Elimination of provision for real estate impairment	—	—	—	15,317
Real estate related depreciation and amortization	62,794	60,202	187,943	166,931
Funds from operations (“FFO”) attributable to common stockholders and OP unitholders	60,570	58,975	216,116	213,449

Elimination of operations of on-campus participating properties:
Net loss (income) from on-campus participating properties	436	479	(1,715)	(1,373)
Amortization of investment in on-campus participating properties	(1,962)	(1,892)	(5,856)	(5,621)
	59,044	57,562	208,545	206,455
Modifications to reflect operational performance of on-campus participating properties:
Our share of net cash flow (1)	644	452	2,232	1,987
Management fees	302	306	1,058	1,046
Contribution from on-campus participating properties	946	758	3,290	3,033

Transaction costs (2)	(232)	2,855	7,586	2,855
Elimination of loss from early extinguishment of debt (3)	—	—	784	—
Elimination of gain from litigation settlement (4)	—	—	(2,648)	—
Elimination of FFO from property in receivership (5)	842	895	2,037	977
Contractual executive separation and retirement charges (6)	—	—	—	4,515
Funds from operations – modified (“FFOM”) attributable to common stockholders and OP unitholders	$60,600	$62,070	$219,594	$217,835

FFO per share – diluted	$0.44	$0.43	$1.56	$1.56
FFOM per share – diluted	$0.44	$0.45	$1.58	$1.59
Weighted-average common shares outstanding – diluted	138,585,384	138,328,932	138,569,643	136,686,611

(1)
50% of the properties’ net cash available for distribution after payment of operating expenses, debt service (including repayment of principal) and capital expenditures which is included in ground/facility leases expense in the consolidated statements of comprehensive income.

(2)
The three months ended September 30, 2018 amount represents transaction costs incurred in connection with the closing of a presale transaction in August 2018, net of a decrease in estimated state income tax related to a tax gain resulting from the ACC / Allianz Joint Venture Transaction in May 2018. The nine months ended September 30, 2018 includes the costs discussed above in addition to transaction costs incurred in connection with the closing of the ACC / Allianz Joint Venture Transaction. The nine months ended September 30, 2017 amount represents transaction costs related to the Company's initial investment in the Core/Spaces/DRW joint ventures that occurred in the third quarter of 2017.

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

(4)
Represents a gain related to cash proceeds received from a litigation settlement in the second quarter 2018. Management believes it is appropriate to exclude this gain from FFOM in order to more accurately present the operating results of the Company on a comparative basis during the periods presented.

(5)
Represents FFO for an owned property that has been in receivership since May 2017 that is in the process of being transferred to the lender in settlement of the property's $27.4 million mortgage loan that matured in August 2017. As the property is managed by a third party and the lender receives all cash flow from the property, management believes that excluding the FFO from the property more appropriately reflects the results of the Company's operations. FFOM for the prior year comparable periods has been adjusted to reflect this elimination.

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

Dated:	November 2, 2018

AMERICAN CAMPUS COMMUNITIES, INC.

By:	/s/ Daniel B. Perry

Daniel B. Perry Executive Vice President, Chief Financial Officer, Treasurer and Secretary

By:	/s/ Kim K. Voss

Kim K. Voss Executive Vice President, Chief Accounting Officer, and Assistant Secretary

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	November 2, 2018

AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P.
By:	American Campus Communities Holdings, LLC, its general partner
	By:	American Campus Communities, Inc., its sole member

	By:	/s/ Daniel B. Perry

Daniel B. Perry Executive Vice President, Chief Financial Officer, Treasurer and Secretary

	By:	/s/ Kim K. Voss

Kim K. Voss Executive Vice President, Chief Accounting Officer, and Assistant Secretary