Form 10-K
period 2018-12-31
AMERICAN CAMPUS COMMUNITIES INC
filed 2019-02-28
CIK 1283630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2018.

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

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was $4,407,257,127 based on the last sale price of the common equity on June 30, 2018 which is the last business day of the Company’s most recently completed second quarter.

There were 137,036,889 shares of the Company’s common stock with a par value of $0.01 per share outstanding as of the close of business on February 22, 2019.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this report incorporates information by reference from the definitive Proxy Statement for the 2019 Annual Meeting of Stockholders.

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the year ended December 31, 2018 of American Campus Communities, Inc. and American Campus Communities Operating Partnership, L.P.  Unless stated otherwise or the context otherwise requires, references to “ACC” mean American Campus Communities, Inc., a Maryland corporation that has elected to be treated as a real estate investment trust (“REIT”) under the Internal Revenue Code, and references to “ACCOP” mean American Campus Communities Operating Partnership, L.P., a Maryland limited partnership.  References to the “Company,” “we,” “us” or “our” mean collectively ACC, ACCOP and those entities/subsidiaries owned or controlled by ACC and/or ACCOP.  References to the “Operating Partnership” mean collectively ACCOP and those entities/subsidiaries owned or controlled by ACCOP. The following chart illustrates the Company’s and the Operating Partnership’s corporate structure:

100.0%
American Campus Communities, Inc.
(Limited Partner)
American Campus Communities
Holdings, LLC
(General Partner)
99.5%
less than 1%
American Campus Communities
Operating Partnership, L.P.
0.5%
Other Limited
Partners
Property Owning
Entities/Subsidiaries
Company
Operating
Partnership

The general partner of ACCOP is American Campus Communities Holdings, LLC (“ACC Holdings”), an entity that is wholly-owned by ACC. As of December 31, 2018, ACC Holdings held an ownership interest in ACCOP of less than 1%. The limited partners of ACCOP are ACC and other limited partners consisting of current and former members of management and nonaffiliated third parties.  As of December 31, 2018, ACC owned an approximate 99.5% limited partnership interest in ACCOP.  As the sole member of the general partner of ACCOP, ACC has exclusive control of ACCOP’s day-to-day management.  Management operates the Company and the Operating Partnership as one business. The management of ACC consists of the same members as the management of ACCOP. The Company is structured as an umbrella partnership REIT (“UPREIT”) and ACC contributes all net proceeds from its various equity offerings to the Operating Partnership. In return for those contributions, ACC receives a number of units of ACCOP (“OP Units,” see definition below) equal to the number of common shares it has issued in the equity offering. Contributions of properties to the Company can be structured as tax-deferred transactions through the issuance of OP Units in ACCOP.  Based on the terms of ACCOP’s partnership agreement, OP Units can be exchanged for ACC’s common shares on a one-for-one basis. The Company maintains a one-for-one relationship between the OP Units of ACCOP issued to ACC and ACC Holdings and the common shares issued to the public. The Company believes that combining the reports on Form 10-K of the Company and the Operating Partnership into this single report provides the following benefits:

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

FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2018

PART I
Item 1.  Business

Overview

American Campus Communities, Inc. (“ACC”) is a real estate investment trust (“REIT”) that commenced operations effective with the completion of an initial public offering (“IPO”) on August 17, 2004. Through ACC’s controlling interest in American Campus Communities Operating Partnership, L.P. (“ACCOP”), ACC is the largest owner, manager and developer of high quality student housing properties in the United States in terms of beds owned and under management. ACC is a fully integrated, self-managed and self-administered equity REIT with expertise in the acquisition, design, financing, development, construction management, leasing and management of student housing properties. ACC’s common stock is publicly traded on the New York Stock Exchange (“NYSE”) under the ticker symbol “ACC.”

The general partner of ACCOP is American Campus Communities Holdings, LLC (“ACC Holdings”), an entity that is wholly-owned by ACC. As of December 31, 2018, ACC Holdings held an ownership interest in ACCOP of less than 1%. The limited partners of ACCOP are ACC and other limited partners consisting of current and former members of management and nonaffiliated third parties.  As of December 31, 2018, ACC owned an approximate 99.5% limited partnership interest in ACCOP.  As the sole member of the general partner of ACCOP, ACC has exclusive control of ACCOP’s day-to-day management.  Management operates ACC and ACCOP as one business.  The management of ACC consists of the same members as the management of ACCOP.  ACC consolidates ACCOP for financial reporting purposes, and ACC does not have significant assets other than its investment in ACCOP.  Therefore, the assets and liabilities of ACC and ACCOP are the same on their respective financial statements. References to the “Company,” “we,” “us” or “our” mean collectively ACC, ACCOP and those entities/subsidiaries owned or controlled by ACC and/or ACCOP.  References to the “Operating Partnership” mean collectively ACCOP and those entities/subsidiaries owned or controlled by ACCOP.

As of December 31, 2018, our total owned and third-party managed portfolio included 204 properties with approximately 133,900 beds.

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

Development

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

Owned Development Projects Recently Completed:

During the year ended December 31, 2018, the final stages of construction were completed on five on-campus ACE properties and one owned off-campus property. These properties are summarized in the following table:

Project	Location	Primary University Served	Project Type	Beds	Total Project Cost	Opened for Occupancy

Gladding Residence Center	Richmond, VA	Virginia Commonwealth University	ACE	1,524	$94,700	August 2018
Irvington House	Indianapolis, IN	Butler University	ACE	648	36,300	August 2018
Greek Leadership Village	Tempe, AZ	Arizona State University	ACE	957	69,600	August 2018
David Blackwell Hall	Berkeley, CA	University of California, Berkeley	ACE	781	97,800	August 2018
NAU Honors College	Flagstaff, AZ	Northern Arizona University	ACE	636	42,600	August 2018
U Club Townhomes at Oxford	Oxford, MS	University of Mississippi	Off-campus	528	46,300	August 2018
TOTAL – 2018 DELIVERIES				5,074	$387,300

Owned Development Projects Under Construction:

At December 31, 2018, we were in the process of constructing four on-campus ACE properties and one owned off-campus property. These properties are summarized in the table below:

Project	Location	Primary University Served	Project Type	Beds	Estimated Project Cost	Total Costs Incurred	Scheduled Completion

191 College	Auburn, AL	Auburn University	Off-campus	495	$59,300	$38,857	July 2019
LightView	Boston, MA	Northeastern University	ACE	825	153,400	116,649	August 2019
University of Arizona Honors College	Tucson, AZ	University of Arizona	ACE	1,056	84,700	49,637	August 2019
		SUBTOTAL - 2019 DELIVERIES		2,376	$297,400	$205,143

Disney College Program Phases I-II (1)	Orlando, FL	Walt Disney World Resort	ACE	1,627	$108,500	$9,352	May & Aug 2020
San Francisco State University	San Francisco, CA	San Francisco State University	ACE	584	129,200	15,003	August 2020
		SUBTOTAL - 2020 DELIVERIES		2,211	$237,700	$24,355

Disney College Program Phases III-V (1)	Orlando, FL	Walt Disney World Resort	ACE	3,369	$190,400	$16,314	Jan, May & Aug 2021
SUBTOTAL - 2021 DELIVERIES				3,369	$190,400	$16,314

(1)
The Disney College Program project will be delivered in multiple phases over several years with initial deliveries expected to occur in 2020 and full development completion in 2021. All phases are counted as one property.

Presale Development Projects:

Under the terms of a presale transaction, the Company is obligated to purchase the property as long as certain construction completion deadlines and other closing conditions are met. As a part of the presale agreements, the Company has the option to elect not to purchase the asset, which would result in the Company paying a significant penalty if the developer is not in default under the terms of the presale agreement. The Company is responsible for leasing, management, and initial operations of the project while the third-party developer retains development risk during the construction period. In accordance with accounting guidance, the Company includes presale properties in its consolidated financial statements upon execution of the presale agreement with the developer.

Presale Development Projects Recently Completed:

Project	Location	Primary University Served	Project Type	Beds	Purchase Price	Opened for Occupancy

The Edge - Stadium Centre	Tallahassee, FL	Florida State University	Off-campus	412	$42,600	August 2018
Core Spaces / DRW Portfolio
Hub Ann Arbor (1)	Ann Arbor, MI	University of Michigan	Off-campus			August 2018
Hub Flagstaff (1)	Flagstaff, AZ	Northern Arizona University	Off-campus			August 2018
Campus Edge on Pierce (1)	West Lafayette, IN	Purdue University	Off-campus			August 2018
				1,500	240,000

				1,912	$282,600

(1)
The Company funded an initial investment of $24.2 million through a joint venture with Core Spaces/DRW Real Estate Investments in August 2017. In 2018, the assets held by the joint venture were delivered and the Company increased its investment by $130.6 million. The Company expects to exercise its option to purchase the remaining ownership interests in the properties in the third quarter of 2019 for an amount to be determined by fair market value, which is expected to approximate $85.2 million, and is subject to adjustment based on stabilized property tax assessments and various earn-out adjustments.

Presale Development Projects Under Construction:

During the year ended December 31, 2018, the Company entered into presale agreements to purchase two owned properties. Refer to Note 5 in the accompanying Notes to Consolidated Financial Statements contained for a more detailed discussion of our recent presale development activity. As of December 31, 2018, our presale development pipeline consisted of the following properties:

Project	Location	Primary University Served	Project Type	Beds	Purchase Price	Amount Funded as of December 31, 2018	Scheduled Occupancy

The Flex at Stadium Centre	Tallahassee, FL	Florida State University	Off-campus	340	$36,700	$353	August 2019
959 Franklin (1)	Eugene, OR	University of Oregon	Off-campus	443	70,600	17,365	September 2019
SUBTOTAL – 2019 DELIVERIES				783	$107,300	$17,718

(1)	As part of the presale agreement, the Company provided $15.6 million of mezzanine financing to the project.

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

Property Operations

Unique Leasing Characteristics:  Student housing properties are typically leased by the bed on an individual lease liability basis, unlike multifamily housing where leasing is by the unit.  Individual lease liability limits each resident’s liability to his or her own rent without liability for a roommate’s rent.  A parent or guardian is generally required to execute each lease as a guarantor unless the resident provides adequate proof of income or financial aid.  The number of lease contracts that we administer is therefore approximately equivalent to the number of beds occupied and not the number of units. Leases at our off-campus properties typically require 12 monthly rental installments, whereas leases for our residence hall properties typically correspond to the university’s academic year and require ten monthly rental installments.  Please refer to the property table contained in Item 2 – Properties for a listing of the typical rent payment terms at our properties.  As an example, in the case of our typical off-campus leases, the commencement date coincides with the commencement of the respective university’s Fall academic term and the termination date is the last day of the subsequent summer school session.  As such, we must re-lease each property in its entirety each year.

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

American Campus Equity ("ACE®"):  Included in our owned properties segment and branded and marketed to colleges and universities as the ACE program, this transaction structure provides us with what we believe is a lower-risk opportunity compared to other off-campus projects, as our ACE projects have premier on-campus locations with marketing and operational assistance from the university.  The subject university substantially benefits by increasing its housing capacity with modern, well-amenitized student housing with no or minimal impacts to its own credit ratios, preserving the university’s credit capacity to fund academic and research facilities.

In 2018, we expanded our ACE program and executed an agreement to develop a ten-phase purpose-built housing project serving student interns participating in the highly competitive Disney College Program.  This project offers natural synergies with our other ACE projects and exploits our core competency of housing college students.  The project will serve the highly competitive student internship program, which has been part of Walt Disney World® Resort for almost 40-years. The $614.6 million living-learning community will include ACC-designed units offering a variety of configurations and price points providing privacy and individuality for college student participants. The development will also include a centralized 25,000-square-foot Disney Education Center located on site, offering college accredited coursework allowing participants to earn credit hours transferrable to their respective universities.

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

Construction management services typically consist of hiring project professionals and a general contractor, coordinating and supervising the construction, equipping and furnishing the property, site visits, and full coordination and administration of all activities necessary for project completion in accordance with plans and specifications and with verification of adequate insurance.

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

Property Management Services:  Our Property Management Services segment includes revenues generated from third-party management contracts in which we are typically responsible for all aspects of operations, including marketing, leasing administration, facilities maintenance, business administration, accounts payable, accounts receivable, financial reporting, capital projects and residence life student development.  We provide these services pursuant to management agreements that have initial terms that range from one to five years.

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

Employees

As of December 31, 2018, we had approximately 3,098 employees, consisting of:

•	approximately 1,854 on-site employees in our owned properties segment, including 729 Resident Assistants;

•	approximately 117 on-site employees in our on-campus participating properties segment, including 55 Resident Assistants;

•	approximately 937 employees in our property management services segment, including 772 on-site employees and 165 corporate office employees;

•	approximately 57 corporate office employees in our development services segment; and

•	approximately 133 executive, corporate administration and financial personnel.

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

Leases at our off-campus properties typically require 12 monthly rental installments, whereas leases at our residence hall properties typically correspond to the university’s academic year and require ten monthly rental installments. As a result, we may experience significantly reduced cash flows during the summer months at our residence hall properties. Furthermore, all of our properties must be entirely re-leased each year during a limited leasing season. We are therefore highly dependent on the effectiveness of our marketing and leasing efforts and personnel during this season, exposing us to significant leasing risk. In addition, we are subject to increased leasing risk on our properties under construction and future acquired properties based on our lack of experience leasing those properties and unfamiliarity with their leasing cycles. If we are unable to lease a substantial portion of our properties, or if the rental rates upon such leasing are significantly lower than expected rates, our cash flow from operations and our ability to make distributions to stockholders and service indebtedness could be adversely affected.

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

As of December 31, 2018, we were in the process of constructing seven owned properties. These properties are subject to the various risks relating to properties that are under construction referred to elsewhere in these risk factors, including the risks that we may encounter delays in completion and that any such project may experience cost overruns or may not be completed on time. Additionally, if we do not complete the construction of properties on schedule, we may be required to provide alternative housing to the students with whom we have signed leases, which would result in our incurring significant expenses, and may result in students attempting to terminate their leases, which may adversely affect occupancy at such properties for the applicable academic year.

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

Tax laws remain under constant review by persons involved in the legislative process, at the Internal Revenue Service and the U.S. Department of Treasury, and by various state and local tax authorities, as evidenced by the Tax Cut and Jobs Acted signed into law in December 2017. Future changes in tax laws, including to the administrative interpretations thereof or to the enacted tax rates, or new pronouncements relating to accounting for income taxes, could adversely affect us in a number of ways, including making it more difficult or more costly for us to qualify as a REIT.

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

We use computers in substantially all aspects of our business operations. We also use mobile devices, social networking and other online activities to connect with our employees, suppliers and our residents. Such uses give rise to cybersecurity risks, including security breach, espionage, system disruption, theft and inadvertent release of information. Our business involves the storage and transmission of numerous classes of sensitive and/or confidential information and intellectual property, including residents’ and suppliers’ personal information, private information about employees, and financial and strategic information about us. Further, as we pursue our strategy to grow through development and acquisitions and to pursue new initiatives to improve our operations, we are also expanding our information technologies, resulting in a larger technological presence and corresponding exposure to cybersecurity risk. As our reliance on technology has increased, so have the risks posed to our systems, both internal and those we have outsourced to third party service providers. In addition, information security risks have generally increased in recent years due to the rise in new technologies and the increased sophistication and activities of perpetrators of cyber attacks. The theft, destruction, loss, misappropriation or release of sensitive and/or confidential information or intellectual property, or interference with our information technology systems or the technology systems of third-parties on which we rely, could result in business disruption, negative publicity, brand damage, violation of privacy laws, loss of residents, potential liability and competitive disadvantage, any of which could result in a material adverse effect on our financial condition or results of operations.

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

We have co-invested, and may continue in the future to co-invest, with third parties through partnerships, joint ventures or other entities, acquiring noncontrolling interests in or sharing responsibility for managing the affairs of a property, partnership, joint venture or other entity. In connection with joint venture investments, we do not have sole decision-making control regarding the property, partnership, joint venture or other entity. Investments in partnerships, joint ventures or other entities may, under certain circumstances, involve risks not present were a third-party not involved, including the possibility that our partners or co-venturers might become bankrupt or fail to fund their share of required capital contributions. Our partners or co-venturers also may have economic or other business interests or goals that are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our preferences, policies or objectives. Such investments also will have the potential risk of impasses on decisions, such as a sale, because neither we nor our partners or co-venturers would have full control over the partnership or joint venture. Disputes between us and our partners or co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and/or directors from focusing their time and effort exclusively on our business. Consequently, actions by or disputes with our partners or co-venturers might result in subjecting properties owned by the partnership, joint venture or other entity to additional risk. In addition, we may in certain circumstances be liable for the actions of our partners or co-venturers.

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

The impact of climate change and damage from catastrophic weather and other natural events may adversely affect our financial condition or results of operations.

Certain of our properties are located in areas that have experienced and may in the future experience catastrophic weather and other natural events from time to time, including fires, snow or ice storms, windstorms, tornadoes, hurricanes, earthquakes, flooding or other severe weather. In addition, to the extent that climate change does occur and exacerbates extreme weather and changes in precipitation and temperature, we may experience physical damage or decrease in demand for properties located in these areas or affected by these conditions. These adverse weather or natural events could cause substantial damages or losses to our properties which could exceed our insurance coverage. Should the impacts be material in nature or occur for lengthy periods of time, our financial condition or results of operations may be adversely affected. In addition, changes in federal and state legislation and regulation on climate change could result in increased capital expenditures to improve the energy efficiency of our existing properties and could also require us to spend more on our new development properties without a corresponding increase in revenue.

We are in the process of implementing a new enterprise resource planning (“ERP”) system and problems with the design or implementation of this system could interfere with our business and operations.

We are engaged in a multi-year implementation of an ERP system, which includes certain functionality that is being designed internally, and which is being deployed in phases beginning in 2018. The new ERP system will replace multiple current business systems and will maintain books and records, record transactions and provide important information related to the operations of our business to our management. The implementation of the new ERP system has required, and will continue to require, the investment of significant personnel and financial resources. While we have invested, and will continue to invest, significant resources in planning and project management, implementation issues may arise during the course of implementation, and it is possible we may experience delays, increased costs and other difficulties not presently contemplated.  Any disruptions, delays or deficiencies in the design and implementation of the new ERP system could have a material adverse effect on our financial condition and results of operations.

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

As of December 31, 2018, our total consolidated indebtedness was approximately $3.0 billion (excluding unamortized mortgage debt premiums and discounts and original issue discounts). Our debt service obligations expose us to the risk of default and reduce or eliminate cash resources that are available to operate our business or pay distributions that are necessary to maintain our qualification as a REIT. There is no limit on the amount of indebtedness that we may incur except as provided by the covenants in our corporate-level debt. We may incur additional indebtedness to fund future property development, acquisitions and other working capital needs, which may include the payment of distributions to our security holders. The amount available to us and our ability to borrow from time to time under our corporate-level debt is subject to certain conditions and the satisfaction of specified financial and other covenants. If the income generated by our properties and other assets fails to cover our debt service, we would be forced to reduce or eliminate distributions to our stockholders and may experience losses.

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

As of December 31, 2018, we had outstanding approximately $747.4 million of fixed and variable debt that was indexed to the London Interbank Offered Rate (“LIBOR”). Central banks around the world, including the Federal Reserve, have commissioned working groups of market participants and official sector representatives with the goal of finding suitable replacements for LIBOR based on observable market transactions. It is expected that a transition away from the widespread use of LIBOR to alternative rates will occur over the course of the next few years. The U.K. Financial Conduct Authority (FCA), which regulates LIBOR, has announced that it has commitments from panel banks to continue to contribute to LIBOR through the end of 2021, but that it will not use its powers to compel contributions beyond such date. Accordingly, there is considerable uncertainty regarding the publication of such rates beyond 2021. The Federal Reserve Bank of New York and various other authorities have commenced the publication of reforms and actions relating to alternatives to U.S. dollar LIBOR. Although the full impact of such reforms and actions, together with any transition away from LIBOR, including the potential or actual discontinuance of LIBOR publication, remains unclear, these changes may have a material adverse impact on the availability of financing, including LIBOR-based loans, and on our financing costs.

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

There is significant uncertainty surrounding the futures of Fannie Mae and Freddie Mac. Through their lender originator networks, Fannie Mae and Freddie Mac are significant lenders both to us and to buyers of our properties. Fannie Mae and Freddie Mac have a mandate to support multifamily housing through their financing activities and any changes to their mandates, further reductions in their size or the scale of their activities, or loss of their key personnel could have a significant adverse impact on us and may, among other things, lead to lower values for our assets and higher interest rates on our borrowings. Fannie Mae’s and Freddie Mac’s regulator has set overall volume limits on most of Fannie Mae’s and Freddie Mac’s lending activities. The regulator in the future could require Fannie Mae and Freddie Mac to focus more of their lending activities on small borrowers or properties the regulator deems affordable, which may or may not include our assets, which could also adversely impact us. In addition, the members of the current Presidential administration and House and Senate banking committees have proposed various reform plans for Fannie Mae and Freddie Mac, and there is uncertainty regarding the impact of these actions on us and buyers of our properties.

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

To qualify as a REIT, no more than 20% of the value of our total assets may consist of the securities of one or more taxable REIT subsidiaries, or TRSs. Certain of our activities, such as our third-party development, management and leasing services, must be conducted through a TRS for us to qualify as a REIT. In addition, certain non-customary services must be provided by a TRS or an independent contractor. If the revenues from such activities create a risk that the value of our TRS entities, based on revenues or otherwise, approaches the 20% threshold, we will be forced to curtail such activities or take other steps to remain under the 20% threshold. Since the threshold is based on value, it is possible that the IRS could successfully contend that the value of our TRS entities exceeds the threshold even if the TRS accounts for less than 20% of our consolidated revenues, income or cash flow. Four of our five on-campus participating properties and our third-party services are held by a TRS. Consequently, income earned from four of our five on-campus participating properties and our third-party services will be subject to regular federal income taxation and state and local income taxation where applicable, thus reducing the amount of cash available for distribution to our security holders. Our TRS entities’ income tax returns are subject to examination by federal, state and local tax jurisdictions, and the methodology used in determining taxable income or loss for those subsidiaries is therefore subject to challenge in any such examination.

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

Item 1B.  Unresolved Staff Comments

There were no unresolved comments from the staff of the SEC at December 31, 2018.

Item 2.   Properties

The following table presents certain summary information about our properties.  Our properties generally are modern facilities, and amenities at most of our properties include a swimming pool and a large community center featuring a fitness center, computer center, study areas, and a recreation room with billiards and other games. Some properties also have a jacuzzi/hot tub, volleyball courts, tennis courts, in-unit washers and dryers, and food service facilities.  Leases at our off-campus properties typically require 12 monthly rental installments. Leases at our residence hall properties typically correspond to the university’s academic year and require nine or ten monthly rental installments.

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

Property (1)	Year Built (2)	Date Acquired/ Developed	Primary University Served	Typical Number of Rental Payments/ Year	Year Ended December 31, 2018 Revenue (3)		Average Monthly Base Rental Revenue/ Bed (4)		# of Units	# of Beds

OWNED PROPERTIES
Same Store Owned Properties: (5)
The Callaway House	1999	Mar-01	Texas A&M University	9	$8,851	(6)	$1,558	(6)	173	538
The Village at Science Drive	2000	Nov-01	The University of Central Florida	12	6,371		696		192	732
University Village at Boulder Creek	2002	Aug-02	The University of Colorado at Boulder	12	3,938		1,014		82	309
University Village - Fresno	2004	Aug-04	California State University - Fresno	12	2,945		541		105	406
University Village - Temple	2004	Aug-04	Temple University	12	6,819		705		220	749
College Club Townhomes	2002	Feb-05	Florida A&M University	12	3,029		381		136	544
University Club Apartments	1999	Feb-05	University of Florida	12	2,433		524		94	376
City Parc at Fry Street	2004	Mar-05	University of North Texas	12	3,528		685		136	418
Entrada Real	2000	Mar-05	University of Arizona	12	2,545		589		98	363
University Village at Sweethome	2005	Aug-05	State University of New York at Buffalo	12	6,988		683		269	828
University Village - Tallahassee	1991	Mar-06	Florida State University	12	4,723		530		217	716
Royal Village Gainesville	1996	Mar-06	University of Florida	12	3,433		624		118	448
Royal Lexington	1994	Mar-06	The University of Kentucky	12	2,428		555		94	364
Raiders Pass	2001	Mar-06	Texas Tech University	12	4,055		442		264	828
Aggie Station	2003	Mar-06	Texas A&M University	12	2,978		549		156	450
The Outpost - San Antonio	2005	Mar-06	University of Texas – San Antonio	12	6,037		591		276	828
Callaway Villas	2006	Aug-06	Texas A&M University	12	4,765		574		236	704
The Village on Sixth Avenue	1999	Jan-07	Marshall University	12	3,867		484		248	752
Newtown Crossing	2005	Feb-07	University of Kentucky	12	7,082		617		356	942
Olde Towne University Square	2005	Feb-07	University of Toledo	12	3,791		575		224	550
Peninsular Place	2005	Feb-07	Eastern Michigan University	12	3,320		543		183	478
University Centre	2007	Aug-07	Rutgers University, NJIT	12	7,644		981		234	838
The Summit & Jacob Heights	2004	Jun-08	Minnesota State University	12	5,180		438		258	930
GrandMarc Seven Corners	2000	Jun-08	University of Minnesota	12	4,727		630		186	440
Aztec Corner	2001	Jun-08	San Diego State University	12	5,708		757		180	606
The Tower at Third	1973	Jun-08	University of Illinois	12	3,137		732		188	375

Property (1)	Year Built (2)	Date Acquired/ Developed	Primary University Served	Typical Number of Rental Payments/ Year	Year Ended December 31, 2018 Revenue (3)		Average Monthly Base Rental Revenue/ Bed (4)		# of Units	# of Beds
Willowtree Apartments and Tower	1970	Jun-08	University of Michigan	12	$6,623		$652		473	851
University Pointe	2004	Jun-08	Texas Tech University	12	4,135		531		204	682
University Trails	2003	Jun-08	Texas Tech University	12	4,103		523		240	684
Campus Trails	1991	Jun-08	Mississippi State University	12	2,428		430		156	480
University Crossings (ACE)	2003	Jun-08	Drexel University	12	11,818		862		260	1,016
Vista del Sol (ACE)	2008	Aug-08	Arizona State University	12	18,732		770		613	1,866
Villas at Chestnut Ridge	2008	Aug-08	State Univ. of New York at Buffalo	12	5,143		762		196	552
Barrett Honors College (ACE)	2009	Aug-09	Arizona State University	10	14,952		964		604	1,721
Sanctuary Lofts	2006	Jul-10	Texas State University	12	4,684		718		201	487
The Edge - Charlotte	1999	Nov-10	UNC - Charlotte	12	5,322		601		180	720
University Walk	2002	Nov-10	UNC - Charlotte	12	3,515		583		120	480
Uptown	2004	Nov-10	University of North Texas	12	4,317		671		180	528
2nd Avenue Centre	2008	Dec-10	University of Florida	12	7,642		709		274	868
Villas at Babcock	2011	Aug-11	University of Texas – San Antonio	12	5,467		560		204	792
Lobo Village (ACE)	2011	Aug-11	University of New Mexico	12	6,237		564		216	864
Villas on Sycamore	2011	Aug-11	Sam Houston State University	12	5,022		558		170	680
26 West	2008	Dec-11	University of Texas at Austin	12	14,095		1,014		367	1,026
The Varsity	2011	Dec-11	University of Maryland	12	12,226		967		258	901
Avalon Heights	2002	May-12	University of South Florida in Tampa	12	6,505		683		210	754
University Commons	2003	Jun-12	Univ. of Minnesota in Minneapolis	12	4,317		581		164	480
Casas del Rio (ACE)	2012	Aug-12	University of New Mexico	10	5,026		590		283	1,028
The Suites (ACE)	2013	Aug-12	Northern Arizona University	10	6,479		747		439	878
Hilltop Townhomes (ACE)	2012	Aug-12	Northern Arizona University	12	5,254		721		144	576
U Club on Frey	2013	Aug-12	Kennesaw State University	12	7,600		713		216	864
Campus Edge on UTA Boulevard	2012	Aug-12	University of Texas - Arlington	12	3,982		663		128	488
U Club Townhomes on Marion Pugh	2012	Aug-12	Texas A&M University	12	4,476		588		160	640
Villas on Rensch	2012	Aug-12	State Univ. of New York at Buffalo	12	5,838		779		153	610
The Village at Overton Park	2012	Aug-12	Texas Tech University	12	4,022		560		163	612
Casa de Oro (ACE)	2012	Aug-12	Arizona State University	10	2,335		727		109	365
The Villas at Vista del Sol (ACE)	2012	Aug-12	Arizona State University	12	4,053		833		104	400
The Block	2008	Aug-12	The University of Texas at Austin	12	20,188		986		669	1,555
University Pointe at College Station (ACE)	2012	Sep-12	Portland State University	12	8,917		725		282	978
309 Green	2008	Sep-12	University of Illinois	12	3,958		786		110	416
The Retreat	2012	Sep-12	Texas State University	12	6,403		648		187	780
Lofts54	2008	Sep-12	University of Illinois	12	1,131		659		43	172
Campustown Rentals	1982	Sep-12	University of Illinois	12	3,422		523		264	746
Chauncey Square	2011	Sep-12	Purdue University	12	4,683		911		158	386
Texan & Vintage	2008	Sep-12	The University of Texas at Austin	12	4,023		958		124	311
The Castilian	1967	Sep-12	The University of Texas at Austin	10	10,144	(6)	1,559	(6)	371	623
Bishops Square	2002	Sep-12	Texas State University	12	2,676		639		134	315

Property (1)	Year Built (2)	Date Acquired/ Developed	Primary University Served	Typical Number of Rental Payments/ Year	Year Ended December 31, 2018 Revenue (3)		Average Monthly Base Rental Revenue/ Bed (4)		# of Units	# of Beds
Union	2006	Sep-12	Baylor University	12	$812		$627		54	120
922 Place	2009	Sep-12	Arizona State University	12	4,754		764		132	468
Campustown	1997	Sep-12	Iowa State University	12	9,202		558		452	1,217
River Mill	1972	Sep-12	University of Georgia	12	3,350		600		243	461
Landmark	2012	Sep-12	University of Michigan	12	9,880		1,288		173	606
The Province - Greensboro	2011	Nov-12	UNC - Greensboro	12	5,223		610		219	696
RAMZ Apartments on Broad	2004	Nov-12	Virginia Commonwealth University	12	2,133		782		88	172
The Lofts at Capital Garage	2000	Nov-12	Virginia Commonwealth University	12	904		498		36	144
25Twenty	2011	Nov-12	Texas Tech University	12	4,145		643		249	562
The Province - Louisville	2009	Nov-12	University of Louisville	12	6,579		611		366	858
The Province - Rochester	2010	Nov-12	Rochester Institute of Technology	12	7,367		810		336	816
5 Twenty Four & 5 Twenty Five Angliana	2010	Nov-12	University of Kentucky	12	7,356		572		376	1,060
The Province - Tampa	2009	Nov-12	University of South Florida	12	8,067		667		287	947
U Pointe Kennesaw	2012	Nov-12	Kennesaw State University	12	6,772		721		216	795
The Cottages of Durham	2012	Nov-12	University of New Hampshire	12	6,565		840		141	619
University Edge	2012	Dec-12	Kent State University	12	5,263		709		201	608
The Lodges of East Lansing	2012	Jul-13	Michigan State University	12	9,561		751		364	1,049
7th Street Station	2012	Jul-13	Oregon State University	12	2,881		724		82	309
The Callaway House Austin	2013	Aug-13	The University of Texas at Austin	10	16,248	(6)	2,137	(6)	219	753
Manzanita Hall (ACE)	2013	Aug-13	Arizona State University	10	6,430		885		241	816
University View (ACE)	2013	Aug-13	Prairie View A&M University	10	2,371		730		96	336
U Club Townhomes at Overton Park	2013	Aug-13	Texas Tech University	12	2,655		550		112	448
601 Copeland	2013	Aug-13	Florida State University	12	2,964		825		81	283
The Townhomes at Newtown Crossing	2013	Aug-13	University of Kentucky	12	4,505		632		152	608
Chestnut Square (ACE)	2013	Sep-13	Drexel University	12	11,665		1,018		220	861
Park Point	2008	Oct-13	Rochester Institute of Technology	12	9,519		799		300	924
U Centre at Fry Street	2012	Nov-13	University of North Texas	12	6,162		754		194	614
Cardinal Towne	2010	Nov-13	University of Louisville	12	4,854		622		255	545
Merwick Stanworth (ACE)	2014	Jul-14	Princeton University	12	7,796		1,279		325	593
Plaza on University	2014	Aug-14	University of Central Florida	12	14,475		764		364	1,313
U Centre at Northgate (ACE)	2014	Aug-14	Texas A&M University	12	6,399		667		196	784
University Walk	2014	Aug-14	University of Tennessee	12	4,358		668		177	526
U Club on Woodward	2014	Aug-14	Florida State University	12	8,614		758		236	944
Park Point	2010	Feb-15	Syracuse University	12	3,499		1,271		66	226
1200 West Marshall	2013	Mar-15	Virginia Commonwealth University	12	4,161		818		136	406
8 1/2 Canal Street	2011	Mar-15	Virginia Commonwealth University	12	5,018		749		160	540
Vistas San Marcos	2013	Mar-15	Texas State University	12	6,089		752		255	600
Crest at Pearl	2014	Jun-15	University of Texas at Austin	12	4,829		1,041		141	343
U Club Binghamton	2005	Jun-15	SUNY Binghamton University	12	6,184		761		186	710
Stadium Centre	2014	Jul-15	Florida State University	12	10,512		861		447	970

Property (1)	Year Built (2)	Date Acquired/ Developed	Primary University Served	Typical Number of Rental Payments/ Year	Year Ended December 31, 2018 Revenue (3)	Average Monthly Base Rental Revenue/ Bed (4)	# of Units	# of Beds
160 Ross	2015	Aug-15	Auburn University	12	$5,769	$709	182	642
The Summit at University City (ACE)	2015	Sep-15	Drexel University	12	16,597	971	351	1,315
2125 Franklin	2015	Sep-15	University of Oregon	12	6,631	709	192	734
University Crossings - Charlotte	2014	Aug-16	University of North Carolina - Charlotte	12	4,746	675	187	546
U Club on 28th	2016	Aug-16	University of Colorado	12	5,310	1,052	100	398
Currie Hall (ACE)	2016	Aug-16	University of Southern California	12	6,075	1,092	178	456
University Pointe (ACE)	2016	Aug-16	University of Louisville	12	3,847	594	134	531
Fairview House (ACE)	2016	Aug-16	Butler University	10	4,805	850	107	633
U Club Sunnyside	2016	Aug-16	West Virginia University	12	4,271	614	134	534
U Point	2016	Oct-16	Syracuse University	12	1,819	981	54	163
Subtotal - Same Store Owned Properties					$692,206	$741	24,647	76,289

New Owned Properties:
2017 Acquisitions
The Arlie	2016	Apr-17	University of Texas Arlington	12	$4,919	$686	169	598
TWELVE at U District	2014	Jun-17	University of Washington	12	7,651	1,578	283	384
The 515	2015	Aug-17	University of Oregon	12	5,226	874	183	513
State	2013	Aug-17	Colorado State University	12	5,668	658	220	665
The James	2017	Sep-17	University of Wisconsin - Madison	12	10,317	897	366	850
Bridges @ 11th	2015	Oct-17	University of Washington	12	4,497	1,595	184	258
Hub U District Seattle	2017	Nov-17	University of Washington	12	4,185	1,244	111	248

2017 and 2018 Completed Development Projects
Tooker House (ACE)	2017	Aug-17	Arizona State University	10	12,730	908	429	1,594
SkyView (ACE)	2017	Aug-17	Northern Arizona University	12	5,810	723	163	626
University Square (ACE)	2017	Aug-17	Prairie View A&M University	10	3,297	758	143	466
U Centre on Turner	2017	Aug-17	University of Missouri	12	7,319	779	182	718
U Pointe on Speight	2017	Aug-17	Baylor University	12	3,012	509	180	700
21Hundred at Overton Park	2017	Aug-17	Texas Tech University	12	6,077	522	296	1,204
The Suites at Third	2017	Aug-17	University of Illinois	12	2,146	737	63	251
U Club Binghamton	2017	Aug-17	SUNY Binghamton University	12	4,936	850	140	562
Callaway House Apartments	2017	Aug-17	University of Oklahoma	12	6,368	632	386	915
U Centre on College	2017	Aug-17	Clemson University	12	3,635	707	127	418
Gladding Residence Center (ACE)	2018	Aug-18	Virginia Commonwealth University	10	5,322	777	592	1,524
Irvington House (ACE)	2018	Aug-18	Butler University	10	2,208	760	197	648
Greek Leadership Village (ACE)	2018	Aug-18	Arizona State University	10	3,795	879	498	957
David Blackwell Hall (ACE)	2018	Aug-18	University of California, Berkeley	10	5,056	1,450	412	781
NAU Honors College (ACE)	2018	Aug-18	Northern Arizona University	10	2,088	723	318	636
U Club Townhomes at Oxford	2018	Aug-18	University of Mississippi	12	958	468	132	528
The Edge - Stadium Centre	2018	Aug-18	Florida State University	12	1,488	772	111	412

Property (1)	Year Built (2)	Date Acquired/ Developed	Primary University Served	Typical Number of Rental Payments/ Year	Year Ended December 31, 2018 Revenue (3)		Average Monthly Base Rental Revenue/ Bed (4)		# of Units	# of Beds
Hub Ann Arbor	2018	Aug-18	University of Michigan	12	$1,861		$1,376		124	310
Hub Flagstaff	2018	Aug-18	Northern Arizona University	12	2,338		818		198	591
Campus Edge on Pierce	2018	Aug-18	Purdue University	12	2,616		986		289	599

Projects Under Development
191 College	2019	Jul-19	Auburn University	12	54		n/a		127	495
LightView (ACE)	2019	Aug-19	Northeastern University	12	—		n/a		214	825
University of Arizona Honors College (ACE)	2019	Aug-19	University of Arizona	10	—		n/a		319	1,056
959 Franklin	2019	Sep-19	University of Oregon	12	—		n/a		230	443
The Flex at Stadium Centre	2019	Aug-19	Florida State University	12	—		n/a		78	340
Disney College Program Phases I-V (ACE) (7)	2020-21	Multiple	Walt Disney World Resort	12	—		n/a		1,251	4,996
San Francisco State University (ACE)	2020	Aug-20	San Francisco State University	10	—		n/a		169	584
Subtotal – New Owned Properties					$125,577		$815		8,884	26,695

Other
University Village Northwest (ACE) (8)	2011	Aug-11	Prairie View A&M University	10	$986		$749		36	144
Blanton Common (9)	2005	Sep-10	Valdosta State University	12	2,709		n/a	(10)	276	860
TOTAL – OWNED PROPERTIES					$821,478	(11)	$753		33,843	103,988

ON-CAMPUS PARTICIPATING PROPERTIES
University Village at Prairie View	1997	Aug-96	Prairie View A&M University	9	$11,799		$627		612	1,920
University Village at Laredo	1997	Aug-97	Texas A&M International University	9	1,565		648		84	250
University College at Prairie View	2001	Aug-00	Prairie View A&M University	9	9,220		631		756	1,470
Cullen Oaks	2003	Aug-01	The University of Houston	9	7,736		913		411	879
College Park	2014	Aug-14	West Virginia University	12	4,276		641		224	567
TOTAL - ON-CAMPUS PARTICIPATING PROPERTIES					$34,596		$695		2,087	5,086
GRAND TOTAL- ALL PROPERTIES					$856,074		$750		35,930	109,074

(1)
A number of our properties consist of two or more phases that are counted separately in the property portfolio numbers disclosed in Note 1 in the accompanying Notes to Consolidated Financial Statements contained in Item 8.

(2)	For properties with multiple phases, the year built represents the weighted average year based on the number of beds delivered each year.

(3)
Includes base rental revenue and other income, which includes, but is not limited to, utility income, damages, parking income, summer conference rent, application fees, income from retail tenants, etc.

(4)	Average monthly revenue per bed is calculated based upon our base rental revenue earned during the year ended December 31, 2018 divided by average monthly occupied beds over the lease term.

(5)
Our same store owned portfolio represents properties that were owned or operated by us for the full years ended December 31, 2017 and 2018, which are not conducting or planning to conduct substantial development, redevelopment or repositioning activities, and are not classified as held for sale as of December 31, 2018.

(6)	As rent at this property includes food services, revenue is not comparable to the other properties in this table.

(7)	Consists of five phases that are counted as one property in the property portfolio numbers contained in Note 1 and will be delivered during 2020 and 2021.

(8)	This property was converted to the on-campus participating property ("OCPP") structure in January 2019. Accordingly, it was removed from the Same Store classification for 2018.

(9)
This property is currently in receivership and is in the process of being transferred to the lender in settlement of the property’s $27.4 million mortgage loan that matured in August 2017. See Note 10 in the accompanying Notes to Consolidated Financial Statements contained in Item 8.

(10)	As noted above, this property is in receivership. It is managed by a third party and this information was not available.

(11)
Excludes revenues from properties disposed of during the year ended December 31, 2018 and revenues from two land parcels with non-student housing structures that were acquired by the Company with the intention of ultimately demolishing them in order to build student housing projects. These projects are currently in predevelopment and generated revenues of approximately $0.6 million during the year ended December 31, 2018.

Occupancy information for our property portfolio for the year ended and as of December 31, 2018 is set forth below:

	2018 Average Occupancy (1)	Occupancy as of December 31, 2018
OWNED PROPERTIES
Same-store Properties (2)	93.6%	97.1%
New Properties	88.2%	97.4%
TOTAL – OWNED PROPERTIES	92.7%	97.2%

ON-CAMPUS PARTICIPATING PROPERTIES	75.9%	98.3%

(1)
Average occupancy is calculated based on the average number of occupied beds for the year ended December 31, 2018 divided by total beds. For properties with typical lease terms shorter than 12 months, average occupancy includes the impact of significantly low occupancy during the summer months. Average occupancy for acquired properties and properties which commenced operations during 2018 is calculated based on the period these properties were owned by us and/or operational during 2018.

(2)
Our same store owned portfolio represents properties that were owned or operated by us for the full years ended December 31, 2017 and 2018, which are not conducting or planning to conduct substantial development, redevelopment or repositioning activities, and are not classified as held for sale as of December 31, 2018.

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

	High	Low	Distributions Declared
Quarter ended March 31, 2017	$51.70	$45.36	$0.42
Quarter ended June 30, 2017	$49.93	$44.72	$0.44
Quarter ended September 30, 2017	$49.26	$43.98	$0.44
Quarter ended December 31, 2017	$45.50	$40.07	$0.44
Quarter ended March 31, 2018	$41.32	$34.52	$0.44
Quarter ended June 30, 2018	$43.58	$36.64	$0.46
Quarter ended September 30, 2018	$43.44	$39.70	$0.46
Quarter ended December 31, 2018	$44.11	$38.40	$0.46

Holders

As of February 22, 2019, there were approximately 150 holders of record, 54,680 beneficial owners of the Company’s common stock and 137,036,889 shares of common stock outstanding.

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

	As of and for the Year Ended December 31,
	2018	2017	2016	2015	2014
Statements of Comprehensive Income Information:
Owned property revenue (1)	$829,119	$741,909	$738,598	$708,018	$693,694
Owned property operating expenses	373,521	332,429	337,296	331,836	329,615
On-campus participating property revenue	34,596	33,945	33,433	31,586	28,534
On-campus participating property operating expenses	14,602	14,384	13,447	12,437	11,290
Third-party development and management services revenues	17,095	20,593	14,330	13,777	11,687
Third-party development and management services expenses	15,459	15,225	14,533	14,346	12,008
Total other operating expenses (2) (3)	264,633	292,503	226,745	185,159	226,384
Income from continuing operations	119,124	70,121	100,623	118,061	61,384
Income from discontinued operations	—	—	—	—	2,720
Net income	119,124	70,121	100,623	118,061	64,104
Net income attributable to noncontrolling interests	(2,029)	(1,083)	(1,562)	(2,070)	(1,265)
Net income attributable to ACC, Inc. and Subsidiaries common stockholders	117,095	69,038	99,061	115,991	62,839
Per Share and Distribution Data:
Earnings per share:
Income from continuing operations - basic	$0.84	$0.50	$0.76	$1.03	$0.56
Income from continuing operations - diluted	0.84	0.50	0.75	1.02	0.56
Net income - basic	0.84	0.50	0.76	1.03	0.59
Net income - diluted	0.84	0.50	0.75	1.02	0.58
Cash distributions declared per common share / unit	1.82	1.74	1.66	1.58	1.50
Cash distributions declared	250,521	236,545	218,697	178,506	158,487
Balance Sheet Data:
Total assets	$7,038,846	$6,897,370	$5,865,913	$6,006,248	$5,816,044
Secured mortgage, construction and bond debt	853,084	664,020	688,195	1,094,962	1,324,783
Term loans and revolving credit facilities	586,069	774,644	248,365	666,619	838,733
Unsecured notes	1,588,446	1,585,855	1,188,737	1,186,700	790,499
Stockholders’ equity	3,481,051	3,484,985	3,444,985	2,770,196	2,609,554
Other Data:
Cash flows provided by (used in)(4):
Operating activities	$376,621	$318,677	$306,057	$259,330	$258,391
Investing activities	(335,812)	(977,772)	(38,465)	(236,138)	(431,312)
Financing activities	936	676,910	(270,969)	(29,857)	155,718
Funds from operations (“FFO”) (5)	329,436	317,358	292,597	271,381	259,230
Funds from operations - modified (“FFOM”) (5) (6)	319,837	317,886	297,694	269,259	255,071
Property Data:
Owned properties	170	169	154	162	169
Beds	109,074	104,049	95,193	99,388	103,661
Total owned properties occupancy at December 31,	97.2%	95.7%	97.2%	97.3%	97.7%

(1)	Includes revenues that are reflected as resident services revenue on the accompanying Consolidated Statements of Comprehensive Income in Item 8.

(2)
Includes general and administrative expenses, depreciation and amortization expense, ground and facility lease expense, provision for real estate impairment, other operating income, and gains and losses from disposition of real estate. See footnote 3 regarding the inclusion of gains and losses from disposition of real estate. See the accompanying Consolidated Statements of Comprehensive Income in Item 8.

(3)
The SEC's issuance of the Disclosure Update and Simplification rule in 2018 eliminated Rule 3-15(a)(1) of Regulation S-X, which required REITs to present separately all gains and losses on sales of properties outside of continuing operations on the Statement of Comprehensive Income. The adoption of this rule resulted in reclassifications of 2017, 2016, 2015 and 2014 gains and losses from disposition of real estate from non-operating income to operating income which are reflected in the tables above. See Note 2 in the accompanying Notes to Consolidated Financial Statements contained in Item 8 for further discussion.

(4)
All periods presented have been changed to reflect the adoption of Accounting Standards Update 2016-18 ("ASU 2016-18"), “Statement of Cash Flows: Restricted Cash”, which required retrospective application. See Note 2 in the accompanying Notes to Consolidated Financial Statements contained in Item 8 for further discussion.

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

(6)
During 2018, an additional elimination was included in the calculation of FFOM related to an owned property placed in receivership in May 2017 which is in the process of being transferred to the lender in settlement of the property's $27.4 million mortgage loan that matured in August 2017. FFOM for 2017 was adjusted to reflect this elimination.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Company and Our Business

Overview

We are the largest owner, manager and developer of high quality student housing properties in the United States.  We are a fully integrated, self-managed and self-administered equity REIT with expertise in the acquisition, design, financing, development, construction management, leasing and management of student housing properties.  Refer to Item 1 contained herein for additional information regarding our business objectives, investment strategies, and operating segments.

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

Below is a summary of our property portfolio as of December 31, 2018:

Property portfolio:	Properties	Beds
Owned operating properties:
Off-campus properties	128	71,856
On-campus ACE (1) (2)	30	23,393
Subtotal – operating properties	158	95,249

Owned properties under development:
Off-campus properties	3	1,278
On-campus ACE (2)	4	7,461
Subtotal – properties under development	7	8,739

Total owned properties	165	103,988

On-campus participating properties	5	5,086

Total owned property portfolio	170	109,074

Managed properties	34	24,786
Total property portfolio	204	133,860

(1)	Includes three properties at Prairie View A&M University that we expect to be converted to the on-campus participating property ("OCCP") structure.

(2)	Includes 33 properties operated under ground/facility leases with 16 university systems and one property operated under a ground/facility lease with Walt Disney World® Resort.

Leasing Results

Our financial results for the 2018 calendar year are significantly impacted by the results of our annual leasing process for the 2017/2018 and the 2018/2019 academic years.  As of September 30, 2017, the beginning of the 2017/2018 academic year, occupancy at our 2018 same store properties was 96.6% with a rental rate increase of 2.9% compared to the prior academic year, and occupancy at our total owned property portfolio was 95.5%.  As of September 30, 2018, the beginning of the 2018/2019 academic year, occupancy at our 2019 same store properties was 97.0% with a rental rate increase of 2.0% compared to the prior academic year, and occupancy at our total owned property portfolio was also 97.0%.

Third-Party Development and Management Services

We provide development and construction management services for student housing properties owned by universities, 501(c) 3 foundations and others.  Our clients have included some of the nation’s most prominent systems of higher education.  We develop student housing properties for these clients, and we are sometimes retained to manage these properties following their opening.  As of December 31, 2018, we were under contract on five third-party development projects that are currently under construction and whose fees total $20.9 million.  As of December 31, 2018, fees of approximately $7.0 million remained to be earned by the Company with respect to these projects, which have scheduled completion dates primarily in 2019 and 2020.

As of December 31, 2018, we also provided third-party management and leasing services for 34 properties that represented approximately 24,800 beds. Our third-party management and leasing services are typically provided pursuant to management contracts that have initial terms that range from one to five years.

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

Allocation of Fair Value to Acquired Properties

The price that we pay to acquire a property is impacted by many factors, including the condition of the buildings and improvements, the occupancy of the building, favorable or unfavorable financing, and numerous other factors. Accordingly, we are required to make subjective assessments to allocate the purchase price paid to acquire investments in real estate among the assets acquired and liabilities assumed based on our estimate of the fair values of such assets and liabilities. This includes, among other items, determining the value of the buildings and improvements, land, in-place tenant leases, tax incentive arrangements, and any debt assumed from the seller. Certain of these estimates requires a great deal of judgment and some of the estimates involve complex calculations. Our calculation methodology is summarized in Note 2 to our consolidated financial statements contained in Item 8. These allocation assessments have a direct impact on our results of operations because if we were to allocate more value to land there would be no depreciation with respect to such amount or if we were to allocate more value to the buildings as opposed to allocating to the value of in-place tenant leases, this amount would be recognized as an expense over a much longer period of time, since the amounts allocated to buildings are depreciated over the estimated lives of the buildings whereas amounts allocated to in-place tenant leases are amortized over the remaining terms of the leases (generally less than one year).

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

Results of Operations

Comparison of the Years Ended December 31, 2018 and 2017

The following table presents our results of operations for the years ended December 31, 2018 and 2017, including the amount and percentage change in these results between the two periods.

	Year Ended December 31,
	2018	2017		Change ($)	Change (%)
Revenues:
Owned properties	$825,959	$738,710		$87,249	11.8%
On-campus participating properties	34,596	33,945		651	1.9%
Third-party development services	7,281	10,761		(3,480)	(32.3)%
Third-party management services	9,814	9,832		(18)	(0.2)%
Resident services	3,160	3,199		(39)	(1.2)%
Total revenues	880,810	796,447		84,363	10.6%

Operating expenses (income):
Owned properties	373,521	332,429		41,092	12.4%
On-campus participating properties	14,602	14,384		218	1.5%
Third-party development and management services	15,459	15,225		234	1.5%
General and administrative	34,537	31,386		3,151	10.0%
Depreciation and amortization	263,203	234,955		28,248	12.0%
Ground/facility leases	11,855	10,213		1,642	16.1%
(Gain) loss from disposition of real estate	(42,314)	632	(1)	(42,946)	(6,795.3)%
Provision for real estate impairment	—	15,317		(15,317)	(100.0)%
Other operating income	(2,648)	—		(2,648)	100.0%
Total operating expenses	668,215	654,541		13,674	2.1%

Operating income	212,595	141,906	(1)	70,689	49.8%

Nonoperating income (expenses):
Interest income	4,834	4,945		(111)	(2.2)%
Interest expense	(99,228)	(71,122)		(28,106)	39.5%
Amortization of deferred financing costs	(5,816)	(4,619)		(1,197)	25.9%
Gain from extinguishment of debt, net	7,867	—		7,867	100.0%
Other nonoperating income	1,301	—		1,301	100.0%
Total nonoperating expenses	(91,042)	(70,796)		(20,246)	128.6%

Income before income taxes	121,553	71,110		50,443	70.9%
Income tax provision	(2,429)	(989)		(1,440)	145.6%
Net income	119,124	70,121		49,003	69.9%

Net income attributable to noncontrolling interests	(2,029)	(1,083)		(946)	87.3%
Net income attributable to ACC, Inc. and Subsidiaries common stockholders	$117,095	$69,038		$48,057	69.6%

(1)
The SEC's issuance of the Disclosure Update and Simplification rule in 2018 eliminated Rule 3-15(a)(1) of Regulation S-X, which required REITs to present separately all gains and losses on sales of properties outside of continuing operations on the Statement of Comprehensive Income. The adoption of this rule resulted in reclassifications of 2017 losses from disposition of real estate from non-operating income to operating income which are reflected in the table above. See Note 2 in the accompanying Notes to Consolidated Financial Statements contained in Item 8 for further discussion.

Same Store and New Property Operations

We define our same store property portfolio as owned properties that were owned and operating for both of the full years ended December 31, 2018 and December 31, 2017, which are not conducting or planning to conduct substantial development, redevelopment, or repositioning activities, and are not classified as held for sale as of December 31, 2018.

Same store revenues are defined as revenues generated from our same store portfolio and consist of rental revenue earned from student leases as well as other income items such as utility income, damages, parking income, summer conference rent, application and administration fees, income from retail tenants, and income earned by our taxable REIT subsidiaries (“TRS”) from ancillary activities such as the provision of food services.

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

A reconciliation of our same store, new property, and sold/held for sale/other property operations to our consolidated statements of comprehensive income is set forth below:

	Same Store Properties		New Properties		Sold/Held for Sale/Other Properties (1)		Total - All Properties
	Year Ended December 31,		Year Ended December 31,		Year Ended December 31,		Year Ended December 31,
	2018	2017	2018	2017	2018 (2)	2017 (3)	2018		2017
Number of properties (4)	129	129	27	17	5	6	161	(5)	152
Number of beds (4)	76,289	76,289	17,956	10,970	2,342	2,999	96,587		90,258

Revenues (6)	$692,206	$679,281	$126,176	$38,672	$10,737	$23,956	$829,119		$741,909
Operating expenses	313,313	304,238	54,268	18,314	5,940	9,877	373,521		332,429

(1)	Does not include the allocation of payroll and other administrative costs related to corporate management and oversight.

(2)
Includes three properties sold in 2018, one property currently in receivership that is in the process of being transferred to the lender in settlement of the property’s $27.4 million mortgage loan that matured in August 2017, and one property at Prairie View A&M University that was converted to the OCPP structure in January 2019. Also includes transaction costs and recurring professional fees related to the formation and operation of the ACC / Allianz Joint Venture.

(3)
Includes properties sold in 2018 and 2017. As discussed above, it also includes one property that is in the process of being transferred to the lender and one property that was converted to the OCPP structure.

(4)	Does not include properties under construction or undergoing redevelopment.

(5)	Difference from total operating property portfolio represents three properties that were sold during the second quarter 2018.

(6)	Includes revenues which are reflected as resident services revenue on the accompanying consolidated statements of comprehensive income.

Same Store Properties:  The increase in revenue from our same store properties was primarily due to an increase in average rental rates for the 2017/2018 and 2018/2019 academic years, offset by a decrease in our weighted average occupancy from 94.2% during the year ended December 31, 2017, to 93.6% for the year ended December 31, 2018. Future revenues will be dependent on our ability to maintain our current leases in effect for the 2018/2019 academic year and our ability to obtain appropriate rental rates and desired occupancy for the 2019/2010 academic year at our various properties.

The increase in operating expenses from our same store properties was primarily due to increased property tax expense resulting from higher property tax assessments in various markets, and increases related to 2016 development deliveries and acquisitions that were assessed at full value for the first time. We anticipate that operating expenses for our same store property portfolio for 2019 will increase as compared to 2018 due to increases in property taxes, payroll and general inflation.

New Property Operations:  Our new properties for the year ended December 31, 2018 are summarized in the table below:

Property	Location	Primary University Served	Beds	Acquisition/Opening Date
Acquisitions:
The Arlie	Arlington, TX	University of Texas at Arlington	598	April 2017
TWELVE at U District	Seattle, WA	University of Washington	384	June 2017
The 515	Eugene, OR	University of Oregon	513	August 2017
State	Fort Collins, CO	Colorado State University	665	August 2017
The James (1)	Madison, WI	University of Wisconsin - Madison	850	September 2017
Bridges @ 11th	Seattle, WA	University of Washington	258	October 2017
Hub U District Seattle (1)	Seattle, WA	University of Washington	248	November 2017
		SUBTOTAL - Acquisitions	3,516
Owned Developments:
Tooker House (ACE)	Tempe, AZ	Arizona State University	1,594	August 2017
SkyView (ACE)	Flagstaff, AZ	Northern Arizona University	626	August 2017
University Square (ACE)	Prairie View, TX	Prairie View A&M University	466	August 2017
U Centre on Turner	Columbia, MO	University of Missouri	718	August 2017
U Pointe on Speight	Waco, TX	Baylor University	700	August 2017
21Hundred at Overton Park	Lubbock, TX	Texas Tech University	1,204	August 2017
The Suites at Third	Champaign, IL	University of Illinois	251	August 2017
U Club Binghamton	Binghamton, NY	SUNY Binghamton University	562	August 2017
Callaway House Apartments	Norman, OK	University of Oklahoma	915	August 2017
U Centre on College	Clemson, SC	Clemson University	418	August 2017
Gladding Residence Center (ACE)	Richmond, VA	Virginia Commonwealth University	1,524	August 2018
Irvington House (ACE)	Indianapolis, IN	Butler University	648	August 2018
Greek Leadership Village (ACE)	Tempe, AZ	Arizona State University	957	August 2018
David Blackwell Hall (ACE)	Berkeley, CA	University of California, Berkeley	781	August 2018
NAU Honors College (ACE)	Flagstaff, AZ	Northern Arizona University	636	August 2018
U Club Townhomes at Oxford (ACE)	Oxford, MS	University of Mississippi	528	August 2018
The Edge - Stadium Centre	Tallahassee, FL	Florida State University	412	August 2018
Hub Ann Arbor (1)	Ann Arbor, MI	University of Michigan	310	August 2018
Hub Flagstaff (1)	Flagstaff, AZ	Northern Arizona University	591	August 2018
Campus Edge on Pierce (1)	West Lafayette, IN	Purdue University	599	August 2018
		SUBTOTAL - Owned Developments	14,440
		Total - New Properties	17,956

(1)	Properties are held by two joint ventures formed as part of the Core Transaction. Refer to Note 5 in the accompanying Notes to the Consolidated Financial Statements contained in Item 8.

On-Campus Participating Properties (“OCPP”) Operations

Same Store OCPP Properties: We had five on-campus participating properties containing 5,086 beds which were operating during each of the years ended December 31, 2018, and 2017. Revenues from these properties increased by $0.7 million, from $33.9 million for the year ended December 31, 2017, to $34.6 million for the year ended December 31, 2018. This increase was primarily due to an increase in average rental rates partially offset by a decrease in average occupancy from 76.0% for the year ended December 31, 2017, to 75.9% for the year ended December 31, 2018. Operating expenses at these properties increased by $0.2 million, from $14.4 million for the year ended December 31, 2017, to $14.6 million for the year ended December 31, 2018, primarily as a result of general inflation. We anticipate that revenues from these properties will increase primarily due to the conversion of one property to the OCPP structure in January 2019. In addition, future revenues will be dependent on our ability to maintain our current leases in effect for the 2018/2019 academic year and our ability to obtain appropriate rental rates and desired occupancy for the 2019/2020 academic year. We anticipate that operating expenses for our on-campus participating properties for 2019 will increase as compared to 2018 due to the conversion of one property to the OCPP structure in January 2019 and general inflation.

Third-Party Development Services Revenue

Third-party development services revenue decreased by approximately $3.5 million, from $10.8 million during the year ended December 31, 2017, to $7.3 million for the year ended December 31, 2018.  This decrease was due to: (i) the closing of bond financing and commencement of construction of a fourth phase at the University of California, Irvine in the third quarter of 2017, the closing of bond financing and the commencement of construction of the University of Illinois - Chicago project in the fourth quarter of 2017, and the commencement of construction of the University of Arizona Honors College in the fourth quarter of 2017, all of which contributed a total of $6.9 million of revenue during the year ended December 31, 2017; (ii) the performance of advisory services related to a not-for-profit entity’s purchase of an apartment community for the benefit of Texas A&M University - Corpus Christi, for which the Company earned a $1.4 million fee in 2017; and (iii) the completion of construction of two development projects with the Texas A&M University System at their Corpus Christi and San Antonio campuses, both of which contributed $2.3 million of revenue during the year ended December 31, 2017. These decreases were partially offset by the closing of bond financing and commencement of construction of the Delaware State University project in May 2018 and the Dundee Residence Hall and Glasgow Dining Hall at the University of California, Riverside in December 2018. These two projects contributed $4.4 million in revenue during the year ended December 31, 2018. During 2018, we also continued development services for three projects that commenced construction in 2017, for which we earned fees of approximately $2.7 million.

Development services revenues are dependent on our ability to successfully be awarded such projects, the amount of the contractual fee related to the project and the timing and completion of the development and construction of the project. In addition, to the extent projects are completed under budget, we may be entitled to a portion of such savings, which are recognized as revenue when performance has been agreed upon by all parties, or when performance has been verified by an independent third-party. It is possible that projects for which we have deferred pre-development costs will not close and that we will not be reimbursed for such costs. The pre-development costs associated therewith will ordinarily be charged against income for the then-current period. We anticipate that third-party development services revenue will increase in 2019 as compared to 2018 due to an increase in the volume and timing of third-party development projects anticipated to close and commence construction in 2019.

General and Administrative

General and administrative expenses increased by approximately $3.1 million, from $31.4 million during the year ended December 31, 2017, to $34.5 million for the year ended December 31, 2018.  Excluding $5.8 million in transaction costs incurred in connection with the closing of the ACC / Allianz Joint Venture Transaction in May 2018, $2.9 million of transactions incurred in connection with our initial investment in the Core Transaction in August 2017, and $4.5 million in contractual executive separation and retirement charges incurred in the first and second quarter 2017, general and administrative expense increased $4.7 million. This increase was primarily due to additional expenses incurred in connection with enhancements to our operating systems platform, and other general inflationary factors. We anticipate general and administrative expenses will decrease in 2019 as compared to 2018 due to the transaction costs incurred in 2018, offset by an increase in payroll costs and an increase in expenses incurred in connection with enhancements to our operating systems platform.

Depreciation and Amortization

Depreciation and amortization increased by approximately $28.2 million, from $235.0 million during the year ended December 31, 2017, to $263.2 million for the year ended December 31, 2018.  This increase was primarily due to the following: (i) a $22.7 million increase related to the completion of construction and opening of ten owned development properties in August 2017 and ten owned development and presale development properties in August 2018; (ii) an $8.8 million increase due to property acquisition activity during 2017; and (iii) a $1.2 million increase in depreciation of corporate assets. These increases were partially offset by a $4.6 million decrease in depreciation and amortization expense related to properties sold in 2017 and 2018. We anticipate depreciation and amortization expense to increase in 2019 as compared to 2018 due to the completion of owned development projects in Fall 2018 and Fall 2019, offset by property dispositions completed during 2018 and anticipated during 2019.

Ground/Facility Leases

Ground/facility leases expense increased by approximately $1.7 million from $10.2 million during the year ended December 31, 2017, to $11.9 million for the year ended December 31, 2018. This increase was primarily due to ACE development projects that completed construction and opened for operations in Fall 2017 and Fall 2018. We anticipate ground/facility leases expense to increase in 2019 as compared to 2018, primarily as a result of the timing of new ACE projects being placed into service, and the conversion of one owned property to the OCPP structure in January 2019.

Gain (Loss) from Disposition of Real Estate

During the year ended December 31, 2018, we sold three owned properties containing 1,338 beds, resulting in a net gain from disposition of real estate of approximately $42.3 million. During the year ended December 31, 2017, we sold one owned property containing 657 beds, resulting in a net loss from disposition of real estate of approximately $0.6 million. Refer to Note 6 in the accompanying Notes to Consolidated Financial Statements contained in Item 8 for additional details regarding our recent disposition transactions.

Provision for Real Estate Impairment

During the year ended December 31, 2017, we recorded an impairment loss of approximately $15.3 million for one owned property currently in receivership that is in the process of being transferred to the lender in settlement of the property’s $27.4 million mortgage loan that matured in August 2017. Refer to Note 10 in the accompanying Notes to Consolidated Financial Statements contained in Item 8 for a detailed discussion of this transaction.

Other Operating Income

During the year ended December 31, 2018, we recorded a $2.6 million gain related to cash proceeds received from a litigation settlement.

Interest Expense

Interest expense increased by approximately $28.1 million, from $71.1 million during the year ended December 31, 2017, to $99.2 million for the year ended December 31, 2018. Interest expense increased as a result of the following: (i) an $11.2 million increase in interest expense related to our $400 million offering of unsecured notes in October 2017; (ii)  an $8.0 million increase due to the issuance of $330 million in mortgage debt as part of the ACC / Allianz Joint Venture Transaction; (iii) a $4.2 million decrease in capitalized interest due to the timing and volume of construction activities on our owned development projects during the comparable twelve month periods; (iv) $3.4 million in interest related to closings of a new $300 million term loan in September 2017 and a new $200 million term loan in June 2017; (v) a $2.5 million increase in interest expense related to increased borrowings on our revolving credit facility; and (vi) a $1.0 million increase in accrued default interest on one of our properties that is currently in receivership and is in the process of being transferred to the lender in settlement of the property’s $27.4 million mortgage loan that matured in August 2017. These increases were partially offset by (i) a $1.5 million decrease related to the pay-off of maturing mortgage loans during 2017 and 2018; and (ii) an $0.8 million decrease related to the disposition of properties with outstanding debt during 2017 and 2018.

We anticipate interest expense will increase in 2019 as compared to 2018 due to increased interest rates on a higher average outstanding balance under the Company’s revolving credit facility throughout 2019, additional interest incurred from $330 million in mortgage debt as part of the ACC / Allianz Joint Venture Transaction, and additional interest incurred from any additional unsecured debt anticipated during 2019.

Amortization of Deferred Financing Costs

Amortization of deferred financing costs increased by approximately $1.2 million, from $4.6 million during the year ended December 31, 2017, to $5.8 million for the year ended December 31, 2018. This increase was primarily due to the following: (i) $0.9 million of accelerated amortization related to the pay-off of $450 million of term loan debt in May 2018; and (ii) $0.4 million in amortization expense related to our $400 million offering of unsecured notes in October 2017. We anticipate amortization of deferred finance costs will decrease in 2019, as increases related to anticipated offerings of unsecured debt during 2019 will be more than offset by the 2018 accelerated amortization related to the pay-off of term loan debt.

Gain from Extinguishment of Debt, Net

During the year ended December 31, 2018, we recorded a net gain of $7.9 million due to the extinguishment of debt. This amount was comprised of an $8.7 million gain resulting from the unwinding of a new market tax credit structure, and $0.8 million of losses associated with the early pay-off of mortgage loans in connection with the sale of one owned property and one owned property contributed to the ACC / Allianz Joint Venture Transaction. Refer to Note 6 and Note 10 in the accompanying Notes to Consolidated Financial Statements for additional details.

Other Nonoperating Income

During the year ended December 31, 2018, we recorded a $1.3 million gain related to insurance settlements associated with two of our owned properties.

Income Tax Provision

Income tax provision expense increased by approximately $1.4 million, from $1.0 million in expense during the year ended December 31, 2017 to $2.4 million for the year ended December 31, 2018. The increase was primarily due to estimated state income tax related to a taxable gain resulting from the ACC / Allianz Joint Venture Transaction.

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

	Year Ended December 31,
	2017	2016	Change ($)	Change (%)
Revenues:
Owned properties	$738,710	$735,392	$3,318	0.5%
On-campus participating properties	33,945	33,433	512	1.5%
Third-party development services	10,761	4,606	6,155	133.6%
Third-party management services	9,832	9,724	108	1.1%
Resident services	3,199	3,206	(7)	(0.2)%
Total revenues	796,447	786,361	10,086	1.3%

Operating expenses:
Owned properties	332,429	337,296	(4,867)	(1.4)%
On-campus participating properties	14,384	13,447	937	7.0%
Third-party development and management services	15,225	14,533	692	4.8%
General and administrative	31,386	22,493	8,893	39.5%
Depreciation and amortization	234,955	211,387	23,568	11.1%
Ground/facility leases	10,213	9,167	1,046	11.4%
Loss (gain) from disposition of real estate (1)	632	(21,197)	21,829	(103.0)%
Provision for real estate impairment	15,317	4,895	10,422	212.9%
Total operating expenses	654,541	592,021	62,520	10.6%

Operating income	141,906	194,340	(52,434)	(27.0)%

Nonoperating income (expenses):
Interest income	4,945	5,481	(536)	(9.8)%
Interest expense	(71,122)	(78,687)	7,565	(9.6)%
Amortization of deferred financing costs	(4,619)	(6,520)	1,901	(29.2)%
Loss from extinguishment of debt, net	—	(12,841)	12,841	(100.0)%
Total nonoperating expenses	(70,796)	(92,567)	21,771	(23.5)%

Income before income taxes	71,110	101,773	(30,663)	(30.1)%
Income tax provision	(989)	(1,150)	161	(14.0)%
Net income	70,121	100,623	(30,502)	(30.3)%

Net income attributable to noncontrolling interests	(1,083)	(1,562)	479	(30.7)%
Net income attributable to ACC, Inc. and Subsidiaries common stockholders	$69,038	$99,061	$(30,023)	(30.3)%

(1)
The SEC's issuance of the Disclosure Update and Simplification rule in 2018 eliminated Rule 3-15(a)(1) of Regulation S-X, which required REITs to present separately all gains and losses on sales of properties outside of continuing operations on the Statement of Comprehensive Income. The adoption of this rule resulted in reclassifications of 2017 and 2016 gains and losses from disposition of real estate from non-operating income to operating income which are reflected in the table above. See Note 2 in the accompanying Notes to Consolidated Financial Statements contained in Item 8 for further discussion.

Same Store and New Property Operations

Refer to the results of operations discussion for the years ended December 31, 2018 and 2017 for detailed definitions of same store revenues and operating expenses.

A reconciliation of our same store, new property and sold/held for sale property operations to our consolidated statements of comprehensive income is set forth below:

	Same Store Properties		New Properties		Sold/Held for Sale Properties (1)		Total - All Properties
	Year Ended December 31,		Year Ended December 31,		Year Ended December 31,		Year Ended December 31,
	2017	2016	2017	2016	2017(2)	2016(3)	2017	2016
Number of properties(4)	124	124	26	9	2	24	152	157
Number of beds(4)	73,871	73,871	14,870	3,900	1,517	14,924	90,258	92,695

Revenues (5)	$662,801	$648,070	$74,345	$13,271	$4,763	$77,257	$741,909	$738,598
Operating expenses	297,633	291,642	31,998	5,652	2,798	40,002	332,429	337,296

(1)	Does not include the allocation of payroll and other administrative costs related to corporate management and oversight.

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

General and Administrative

General and administrative expenses increased by approximately $8.9 million, from $22.5 million during the year ended December 31, 2016, to $31.4 million for the year ended December 31, 2017.  This increase was primarily due to the following: (i) $4.5 million in contractual executive separation and retirement charges incurred in the first and second quarter 2017 as a result of the retirement of the Company’s former Chief Financial Officer; (ii) $2.9 million of transaction costs incurred in connection with our initial investment in the Core Transaction in August 2017; (iii) increases in travel and related pursuit costs for potential acquisition transactions; (iv) additional expenses incurred in connection with enhancements to our operating systems platform, and (v) other general inflationary factors.

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

Loss from Extinguishment of Debt, Net

During the year ended December 31, 2016, we incurred approximately $12.8 million of losses associated with the early pay-off of mortgage loans in connection with the sale of nine owned properties.

Liquidity and Capital Resources

Cash Balances and Cash Flows

As of December 31, 2018, we had $106.5 million in cash, cash equivalents, and restricted cash as compared to $64.8 million in cash, cash equivalents, and restricted cash as of December 31, 2017.  Restricted cash primarily consists of escrow accounts held by lenders and resident security deposits, as required by law in certain states, and funds held in escrow in connection with potential acquisition and development opportunities.  The following discussion relates to changes in cash due to operating, investing and financing activities, which are presented in our consolidated statements of cash flows included in Item 8 herein.

Operating Activities: For the year ended December 31, 2018, net cash provided by operating activities was approximately $376.6 million, as compared to approximately $318.7 million for the year ended December 31, 2017, an increase of approximately $57.9 million.  This increase in cash flows was due to the timing of property tax payments for owned properties, as well as operating cash flows provided by the completion of construction and opening of ten owned development properties in the third quarter of 2017, six owned development properties in August 2018, four presale developments in August 2018, and property acquisitions in 2017, offset by properties disposed of in 2017 and 2018.

Investing Activities:  Investing activities utilized approximately $335.8 million and $977.8 million for the years ended December 31, 2018 and 2017, respectively.  The $642.0 million decrease in cash utilized in investing activities was primarily a result of the following: (i) a $348.9 million decrease in cash paid to acquire properties and land parcels; (ii) a $217.8 million increase in proceeds from property dispositions related to the sale of a three property portfolio in May 2018; (iii) a $59.5 million decrease in cash used to fund the construction of our owned development properties, related to the timing of construction commencement and completion of our owned development pipeline; and (iv) an $11.8 million decrease in cash used to fund capital expenditures at our owned and on-campus participating properties.

Financing Activities: Cash provided by financing activities totaled approximately $0.9 million for the year ended December 31, 2018, and $676.9 million for the year ended December 31, 2017.  The $676.0 million decrease was primarily a result of the following: (i) 450.0 million in cash used to pay down the Company’s $300 million and $150 million unsecured term loans in May 2018; (ii) a $500.0 million decrease in proceeds from unsecured term loans; (iii) a $399.6 million decrease due to proceeds from the offering of unsecured notes in October 2017; (iv) a $188.5 million decrease in net proceeds from the sale of common stock related to the issuance of common stock under our ATM Equity Program in 2017; (v) a $76.6 million increase in distributions to noncontrolling interests primarily as a result of the ACC / Allianz Joint Venture Transaction; (vi) a $41.1 million increase in cash used to pay off mortgage debt, including defeasance costs; (vii) a $14.0 million increase in distributions to common and restricted stockholders; and (viii) $10.5 million paid in 2018 to increase our ownership of a consolidated subsidiary. These decreases were partially offset by the following: (i) a $367.6 million increase in contributions from noncontrolling interests primarily due to the ACC / Allianz Joint Venture Transaction (refer to Note 5 in the accompanying Notes to Consolidated Financial Statements contained in Item 8); (ii) $330.0 million in proceeds from mortgage debt issued by the previously mentioned ACC / Allianz Joint Venture Transaction; (iii) a $231.4 million increase in net proceeds on our revolving credit facility; (iv) $60.7 million in increased proceeds from construction loans; (v) an $11.4 million decrease in payments of debt issuance costs; and (vi) a $2.2 million decrease in taxes paid on net share settlements.

Liquidity Needs, Sources and Uses of Capital

As of December 31, 2018, our short-term liquidity needs included, but were not limited to, the following: (i) anticipated distribution payments to our common and restricted stockholders totaling approximately $253.7 million based on an assumed annual cash distribution of $1.84 per share and based on the number of our shares outstanding as of December 31, 2018; (ii) anticipated distribution payments to our Operating Partnership unitholders totaling approximately $1.3 million based on an assumed annual distribution of $1.84 per common unit and a cumulative preferential per annum cash distribution rate of 5.99% on our Preferred OP Units based on the number of units outstanding as of December 31, 2018; (iii) estimated development costs over the next 12 months totaling approximately $325.3 million for our owned properties currently under construction; (iv) an $89.6 million obligation to purchase two properties subject to presale arrangements (see Note 16 in the accompanying Notes to Consolidated Financial Statements contained in Item 8); (v) an obligation to increase our investment in two joint ventures (the “Core Joint Ventures”), resulting in a funding commitment of approximately $154.0 million (see Note 5 and Note 16 in the accompanying Notes to Consolidated Financial Statements contained in Item 8); (vi) funds for other development projects scheduled to commence construction during the next 12 months; and (vii) potential future property or land acquisitions, including mezzanine financed developments.

We expect to meet our short-term liquidity requirements by (i) borrowing under our existing revolving credit facility; (ii) accessing the unsecured bond market or entering into other unsecured debt arrangements; (iii) exercising debt extension options to the extent they are available; (iv) issuing securities, including common stock, under our ATM Equity Program discussed more fully in Note 11 in the accompanying Notes to Consolidated Financial Statements contained in Item 8, or otherwise; (v) potentially disposing of properties and/or entering into joint venture arrangements, depending on market conditions; and (vi) utilizing current cash on hand and net cash provided by operations. Our ability to obtain additional financing will depend on a variety of factors such as market conditions, the general availability of credit, the overall availability of credit to the real estate industry, our credit ratings and credit capacity, and the perception of lenders regarding our long or short-term financial prospects.

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

Indebtedness

A summary of our consolidated indebtedness as of December 31, 2018 is as follows. Refer to Note 10 in the accompanying Notes to Consolidated Financial Statements contained in Item 8 for a detailed discussion of our indebtedness.

	Amount	% of Total	Weighted Average Rates (1)	Weighted Average Maturities
Secured	$844,267	27.8%	4.7%	6.4 Years
Unsecured	2,187,300	72.2%	3.7%	4.6 Years
Total consolidated debt	$3,031,567	100.0%	4.0%	5.1 Years

Fixed rate debt
Secured
Project-based taxable bonds	$27,030	0.9%	7.6%	5.8 Years
Mortgage	683,615	22.5%	4.6%	6.0 Years
Unsecured
April 2013 Notes	400,000	13.2%	3.8%	4.3 Years
June 2014 Notes	400,000	13.2%	4.1%	5.5 Years
September 2015 Notes	400,000	13.2%	3.4%	1.8 Years
October 2017 Notes	400,000	13.2%	3.6%	8.9 Years
Total - fixed rate debt	2,310,645	76.2%	4.0%	5.4 Years

Variable rate debt:
Secured
Mortgage and construction	133,622	4.4%	4.4%	8.4 Years
Unsecured
Term loans	200,000	6.6%	3.5%	3.5 Years
Unsecured revolving credit facility	387,300	12.8%	3.7%	3.2 Years
Total - variable rate debt	720,922	23.8%	3.8%	4.2 Years
Total consolidated debt	$3,031,567	100.0%	4.0%	5.1 Years

(1)	Represents stated interest rate and does not include the effect of the amortization of deferred financing costs, debt premiums and discounts, OIDs, and interest rate swap terminations.

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

On January 22, 2019, our Board of Directors declared a distribution of $0.46 per share, which was paid on February 15, 2019, to all common stockholders of record as of February 1, 2019.  At the same time, the Operating Partnership paid an equivalent amount per unit to holders of Common Units, as well as the quarterly cumulative preferential distribution to holders of Series A Preferred Units.

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

Capital expenditures at our owned properties are set forth below:

	As of and for the Year Ended December 31,
	2018	2017	2016
Recurring capital expenditures	$20,279	$17,841	$15,817
Acquisition-related	8,095	6,194	8,437
Renovations and strategic repositioning	24,666	26,970	16,568
Non-recurring and other	17,371	30,046	14,259
Disposition-related (1)	398	1,671	6,506
Total	$70,809	$82,722	$61,587

Average beds (2)	89,135	80,539	73,836
Average recurring capital expenditures per bed	$228	$222	$214

(1)
Includes properties sold during 2018, 2017 and 2016, as well as one property that converted to the on-campus participating property ("OCPP") structure in January 2019. Also includes one property currently in receivership that is in the process of being transferred to the lender in settlement of the property’s $27.4 million mortgage loan that matured in August 2017. Historical capital expenditures for these properties have been reclassified for all periods presented.

(2) Does not include beds related to the disposed properties discussed above.

Contractual Obligations

The following table summarizes our contractual obligations for the next five years and thereafter as of December 31, 2018:

	Total		Less than 1 Year		1 - 3 Years	3 - 5 Years	More than 5 Years
Long-term debt (1)	$3,009,359	(2)	$109,292	(2)	$642,986	$1,027,147	$1,229,934
Interest on long-term debt	596,803	(3)	115,822	(3)	202,048	126,076	152,857
Development projects (4)	805,881		325,253		372,998	107,630	—
Ground/facility lease obligations (5)	1,114,849		8,017		26,877	37,192	1,042,763
Operating lease obligations (6)	4,103		1,446		1,868	710	79
Presale development projects (7)	89,582		89,582		—	—	—
Joint venture agreements (8)	154,000		154,000			—	—
	$5,774,577		$803,412		$1,246,777	$1,298,755	$2,425,633

(1)
Amounts include aggregate principal payments only and assumes we do not exercise extension options available to us on our unsecured credit facility or our unsecured term loans (see Note 10 in the accompanying Notes to Consolidated Financial Statements contained in Item 8).

(2)
Amounts exclude $22.2 million in constructions loans associated with presale developments. These loans are an obligation of the third-party developer and will be paid off with proceeds from the Company’s investment in the properties, and are included in presale development projects in the table above (see Note 5 and 16 in the accompanying Notes to Consolidated Financial Statements contained in Item 8).

(3)	Amount includes $0.9 million of interest due on $22.2 million of construction loan debt outstanding as of December 31, 2018 discussed above.

(4)
Consists of anticipated cash payments, including amounts accrued as of December 31, 2018, related to seven owned development projects under construction as of December 31, 2018, which will be funded entirely by us and are scheduled to be completed between August 2019 and April 2023.  Also includes predevelopment costs related to five additional phases of the Disney College Program project that the Company has guaranteed the completion of but have not yet broken ground. We have entered into contracts with general contractors for certain phases of the construction of these projects.  However, these contracts do not generally cover all of the costs that are necessary to place these properties into service, including the cost of furniture and marketing and leasing costs.  The unfunded commitments presented include all such costs, not only those costs that we are obligated to fund under the construction contracts.

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

(7)
Includes the contractual purchase price and the cost of elected upgrades, net of $17.7 million funded as of December 2018, for two presale development projects which Company is obligated to purchase as long as certain construction completion deadlines and other closing conditions are met (see Note 5 and Note 16 in the accompanying Notes to Consolidated Financial Statements contained in Item 8).

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

Our FFOM may have limitations as an analytical tool because it reflects the contractual calculation of net cash flow from our on-campus participating properties, which is unique to us and is different from that of our owned off-campus properties.  Companies that are considered to be in our industry may not have similar ownership structures; and therefore, those companies may not calculate FFOM in the same manner that we do, or at all, limiting its usefulness as a comparative measure. We compensate for these limitations by relying primarily on our GAAP and FFO results and using FFOM only supplementally.  Further, FFO and FFOM do not represent amounts available for management’s discretionary use because of needed capital replacement or expansion, debt service obligations or other commitments and uncertainties.  FFO and FFOM should not be considered as alternatives to net income or loss computed in accordance with GAAP as an indicator of our financial performance, or to cash flow from operating activities computed in accordance with GAAP as an indicator of our liquidity, nor are these measures indicative of funds available to fund our cash needs, including our ability to pay dividends or make distributions.

The following table presents a reconciliation of our net income attributable to common shareholders to FFO and FFOM:

	Year Ended December 31,
	2018	2017	2016
Net income attributable to ACC, Inc. and Subsidiaries common stockholders	$117,095	$69,038	$99,061
Noncontrolling interests (1)	1,256	1,076	1,562
(Gain) loss from disposition of real estate	(42,314)	632	(21,197)
Elimination of provision for real estate impairment	—	15,317	4,895
Real estate related depreciation and amortization (2)	253,399	231,295	208,276
Funds from operations (“FFO”) attributable to common stockholders and OP unitholders	329,436	317,358	292,597

Elimination of operations of on-campus participating properties
Net income from on-campus participating properties	(5,516)	(5,133)	(5,194)
Amortization of investment in on-campus participating properties	(7,819)	(7,536)	(7,343)
	316,101	304,689	280,060
Modifications to reflect operational performance of on-campus participating properties:
Our share of net cash flow (3)	2,928	2,841	2,964
Management fees	1,564	1,534	1,503
Contribution from on-campus participating properties	4,492	4,375	4,467

Transaction costs (4)	7,586	2,855	326
Elimination of gains from extinguishment of debt, net (5)	(7,867)	—	12,841
Elimination of gain from insurance and litigation settlements (6)	(3,323)	—	—
Elimination of FFO from property in receivership (7)	2,848	1,452	—
Contractual executive separation and retirement charges (8)	—	4,515	—
Funds from operations – modified (“FFOM”) attributable to common stockholders and OP unitholders	$319,837	$317,886	$297,694

FFO per share – diluted	$2.38	$2.31	$2.23

FFOM per share – diluted	$2.31	$2.32	$2.27

Weighted average common shares outstanding - diluted	138,571,270	137,099,084	131,340,992

(1)	The difference from the amount presented in the accompanying Consolidated Statements of Comprehensive Income in Item 8 represents the joint venture partners’ share of net income.

(2)
The difference from the amount presented in the accompanying Consolidated Statements of Comprehensive Income in Item 8 represents the joint venture partners’ share of depreciation and corporate depreciation. The joint venture partners' share of depreciation and corporate depreciation was $5.1 million and $4.7 million for the year ended December 31, 2018, respectively.

(3)
50% of the properties’ net cash available for distribution after payment of operating expenses, debt service (including repayment of principal) and capital expenditures which is included in ground/facility leases expense in the accompanying Consolidated Statements of Comprehensive Income in Item 8.

(4)
The year ended December 31, 2018, includes transaction costs incurred in connection with the closing of a presale transaction in August 2018, and transaction costs and an income tax provision incurred in connection with the closing of the ACC / Allianz Joint Venture Transaction in May 2018. The year ended December 31, 2017 amount represents transaction costs incurred in connection with the closing of the Core Spaces / DRW joint ventures in August 2017.

(5)
The year ended December 31, 2018 amount represents a gain related to the planned extinguishment of debt resulting from the unwinding of a New Market Tax Credit ("NMTC") structure at one of the Company's owned properties, which was offset by losses associated with the early extinguishment of mortgage loans due to real estate disposition transactions, including the sale of partial ownership interests in properties.

(6)	Represents a gain related to cash proceeds received from a litigation settlement in the second quarter 2018, and an insurance gain in the fourth quarter 2018.

(7)
Represents FFO for an owned property that has been in receivership since May 2017 that is in the process of being transferred to the lender in settlement of the property's $27.4 million mortgage loan that matured in August 2017. FFOM for the 2017 comparable period has been adjusted to reflect this elimination.

(8)	Represents contractual executive separation and retirement charges incurred with regard to the retirement of the company's former Chief Financial Officer.

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

The table below provides information about our assets and our liabilities sensitive to changes in interest rates as of December 31, 2018 and 2017:

	December 31, 2018				December 31, 2017
	Amount (in 000s)	Weighted Average Maturity (in years)	Weighted Average Interest Rate	% of Total	Amount (in 000s)	Weighted Average Maturity (in years)	Weighted Average Interest Rate	% of Total
Fixed rate debt	$2,284,193	5.4 Years	4.0%	75.3%	$2,099,371	6.1 Years	4.0%	69.4%
Variable rate debt (1)	720,922	4.2 Years	3.8%	23.8%	829,380	2.6 Years	2.6%	27.4%
Hedged debt (2)	26,452	2.1 Years	4.0%	0.9%	97,537	1.4 Years	3.3%	3.2%
Total consolidated debt	$3,031,567	5.1 Years	4.0%	100.0%	$3,026,288	5.0 Years	3.6%	100.0%

(1)
The balance at December 31, 2018, includes the Company’s unsecured revolving credit facility and term loans, and secured mortgage and construction loans associated with two in-process development properties, one OCPP property, and one variable rate mortgage that was swapped to a fixed rate in January 2019. The balance at December 31, 2017, includes the Company’s unsecured revolving credit facility, unsecured term loans and secured construction loans. See Note 10 in the accompanying Notes to Consolidated Financial Statements contained in Item 8 for further discussion.

(2)
The balance at December 31, 2018 and 2017, includes mortgage loans which are effectively fixed by the use of interest rate swaps. In October 2018, the fixed feature of a mortgage loan expired, and the mortgage loan became classified as variable rate debt.

For fixed rate debt, interest rate changes affect the fair market value but do not impact net income attributable to common shareholders or cash flows.  Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact net income attributable to common shareholders and cash flows, assuming other factors are held constant.  Holding other variables constant (such as debt levels), a one percentage point variance in interest rates (100 basis points) would change the unrealized fair market value of the fixed rate debt by approximately $296.4 million.  Holding all other variables constant, the net income attributable to common shareholders and cash flow impact on the next year resulting from a one percentage point variance in interest rates on $720.9 million of floating rate debt would be approximately $6.5 million.

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

The following table summarizes the notional amount, carrying value, and estimated fair value of the Company’s derivative instruments used to hedge interest rates as of December 31, 2018:

					Estimated Carrying Value
Hedged Debt Instrument	Notional Amount		Maturity Date	Carrying and Estimated Fair Value of (Liability) Asset	+ 100 Basis Points	- 100 Basis Points
Cullen Oaks mortgage loan	$13,158		Feb 15, 2021	$50	$298	$(204)
Cullen Oaks mortgage loan	13,294		Feb 15, 2021	51	301	(206)
Park Point mortgage loan	70,000	(1)	Jan 16, 2024	(1,038)	2,100	(4,393)
Unsecured corporate debt	100,000	(2)	Sep 30, 2029	(634)	7,603	(9,869)
Unsecured corporate debt	50,000	(2)	Sep 30, 2029	(316)	3,799	(4,937)
Unsecured corporate debt	50,000	(2)	Sep 30, 2029	(299)	3,814	(4,920)
Total cash flow hedges	$296,452			$(2,186)	$17,915	$(24,529)

(1)	Forward starting swap with effective date of 2/1/19. See Note 10 in the accompanying Notes to the Consolidated Financial Statements contained in Item 8.

(2)	Forward starting interest rate swaps with effective date of 9/30/19. See Note 10 in the accompanying Notes to the Consolidated Financial Statements contained in Item 8.

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

Our management conducted the required assessment of the effectiveness of our internal control over financial reporting as of December 31, 2018.  Based upon this assessment, our management believes that our internal control over financial reporting is effective as of December 31, 2018.  Ernst & Young LLP, an independent registered public accounting firm, has issued an attestation report regarding the effectiveness of our internal control over financial reporting, which is included herein.

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

The Operating Partnership conducted the required assessment of the effectiveness of its internal control over financial reporting as of December 31, 2018.  Based upon this assessment, our management believes that our internal control over financial reporting is effective as of December 31, 2018.  Ernst & Young LLP, an independent registered public accounting firm, has issued an attestation report regarding the effectiveness of the Operating Partnership’s internal control over financial reporting, which is included herein.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Information with respect to this Item 10 is incorporated by reference from our Proxy Statement, which we intend to file on or before March 20, 2019 in connection with the Annual Meeting of Stockholders to be held May 1, 2019.

Item 11.  Executive Compensation

Information with respect to this Item 11 is incorporated by reference from our Proxy Statement, which we intend to file on or before March 20, 2019 in connection with the Annual Meeting of Stockholders to be held May 1, 2019.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information pertaining to security ownership of management and certain beneficial owners of the Company’s common stock with respect to this Item 12 is incorporated by reference from our Proxy Statement, which we intend to file on or before March 20, 2019 in connection with the Annual Meeting of Stockholders to be held May 1, 2019, to the extent not set forth below.

The Company maintains the American Campus Communities, Inc. 2018 Incentive Award Plan (the “2018 Plan”), as discussed in more detail in Note 12 in the accompanying Notes to Consolidated Financial Statements in Item 8.

As of December 31, 2018, the total units and shares issued under the 2018 Plan were as follows:

	# of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	# of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders	962,458	(1)	n/a	3,513,565
Equity Compensation Plans Not Approved by Security Holders	n/a		n/a	n/a

(1)	Consists of restricted stock awards granted to executive officers and certain employees and common units of limited partnership interest in the Operating Partnership.

Item 13.  Certain Relationships, Related Transactions and Director Independence

Information with respect to this Item 13 is incorporated by reference from our Proxy Statement, which we intend to file on or before March 20, 2019 in connection with the Annual Meeting of Stockholders to be held May 1, 2019.

Item 14.  Principal Accountant Fees and Services

Information with respect to this Item 14 is incorporated by reference from our Proxy Statement, which we intend to file on or before March 20, 2019 in connection with the Annual Meeting of Stockholders to be held May 1, 2019.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)  Financial Statements

The following consolidated financial information is included as a separate section of this Annual Report on Form 10-K:

Page No.
Report of Independent Registered Public Accounting Firm (American Campus Communities, Inc.)	F-1
Report of Independent Registered Public Accounting Firm (American Campus Communities Operating Partnership, L.P.)	F-2
Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting (American Campus Communities, Inc.)	F-3
Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting (American Campus Communities Operating Partnership, L.P.)	F-4
Consolidated Financial Statements of American Campus Communities, Inc. and Subsidiaries
Consolidated Balance Sheets as of Balance, December 31, 2018 and 2017	F-5
Consolidated Statements of Comprehensive Income for the years ended December 31, 2018, 2017 and 2016	F-6
Consolidated Statements of Changes in Equity for the years ended December 31, 2018, 2017 and 2016	F-7
Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016	F-8
Consolidated Financial Statements of American Campus Communities Operating Partnership, L.P. and Subsidiaries
Consolidated Balance Sheets as of Balance, December 31, 2018 and 2017	F-10
Consolidated Statements of Comprehensive Income for the years ended December 31, 2018, 2017 and 2016	F-11
Consolidated Statements of Changes in Capital for the years ended December 31, 2018, 2017 and 2016	F-12
Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016	F-13
Notes to Consolidated Financial Statements of American Campus Communities, Inc. and Subsidiaries and American Campus Communities Operating Partnership, L.P. and Subsidiaries	F-14

(b)  Exhibits

Exhibit Number	Description of Document

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

4.7
American Campus Communities Operating Partnership LP 3.625% Senior Notes due 2027. Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) and American Campus Communities Operating Partnership LP (File No. 333-181102-01) filed on October 11, 2017.

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

10.7*
American Campus Communities, Inc. 2018 Incentive Award Plan.  Incorporated by reference to Exhibit 10.1 to Registration Statement on Form S-8 (Registration No. 333-224656) of American Campus Communities, Inc.

10.8*
American Campus Communities Services, Inc. Deferred Compensation Plan, effective January 1, 2015. Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) and American Campus Communities Operating Partnership LP (File No. 333-181102-01) filed on December 17, 2014.

10.9
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

10.11
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

10.13
Amendment No. 1 to Employment Agreement, dated as of April 28, 2005, between American Campus Communities, Inc. and William C. Bayless, Jr.  Incorporated by reference to Exhibit 99.6 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) filed on May 3, 2005.

10.14
Amendment No. 2 to Employment Agreement, dated as of November 1, 2007, between American Campus Communities, Inc. and William C. Bayless, Jr.  Incorporated by reference to Exhibit 99.3 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) filed on November 5, 2007.

10.15
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

10.21
Fourth Amendment to Employment Agreement, dated as of May 20, 2014, between American Campus Communities, Inc. and James C. Hopke, Jr. Incorporated by reference to Exhibit 99.3 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) and American Campus Communities Operating Partnership LP (File No. 333-181102-01) filed on May 23, 2014.

10.22
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

10.25
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

10.27
Second Amendment to Employment Agreement, dated as of January 10, 2017, between American Campus Communities, Inc. and Daniel B. Perry. Incorporated by reference to Exhibit 99.4 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) and American Campus Communities Operating Partnership LP (File No. 333-181102-01) filed on January 10, 2017.

10.28
Employment Agreement, dated as of October 16, 2013, between American Campus Communities, Inc. and Jennifer Beese. Incorporated by reference to Exhibit 10.27 to Annual Report on Form 10-K of American Campus
Communities, Inc. (File No. 001-32265) and American Campus Communities Operating Partnership LP (File No.
333-181102-01) for the year ended December 31, 2017.

10.29
First Amendment to Employment Agreement, dated as of January 10, 2017, between American Campus Communities, Inc. and Jennifer Beese. Incorporated by reference to Exhibit 10.28 to Annual Report on Form 10-K of American Campus Communities, Inc. (File No. 001-32265) and American Campus Communities Operating Partnership LP (File No. 333-181102-01) for the year ended December 31, 2017.

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

10.32
First Amendment to Fifth Amended and Restated Credit Agreement, dated as of February 13, 2019, among American Campus Communities Operating Partnership LP, as Borrower; American Campus Communities, Inc., as Parent Guarantor; any Additional Guarantors (as defined therein) acceding thereto pursuant to Section 7.05 thereof; the banks, financial institutions and other lenders listed on the signature pages thereof as the Initial Lenders, Initial Issuing Bank and Swing Line Bank; KeyBank National Association, as Administrative Agent; KeyBanc Capital Markets Inc., J.P. Morgan Securities LLC and Capital One National Association, as Joint Lead Arrangers; JPMorgan Chase Bank, N.A. and Capital One National Association, as Co-Syndication Agents; and Bank of America, N.A., U.S. Bank National Association and Compass Bank, as Co-Documentation Agents. Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) and American Campus Communities Operating Partnership LP (File No. 333-181102-01) filed on February 20, 2019.

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

10.34
Equity Distribution Agreement, dated May 16, 2018, between American Campus Communities, Inc., American Campus Communities Operating Partnership LP and American Campus Communities Holdings LLC, on one hand, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, on the other hand. Incorporated by reference to Exhibit 1.1 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) and American Campus Communities Operating Partnership LP (File No. 333-181102-01) filed on May 17, 2018.

10.35
Equity Distribution Agreement, dated May 16, 2018, between American Campus Communities, Inc., American Campus Communities Operating Partnership LP and American Campus Communities Holdings LLC, on one hand, and Deutsche Bank Securities Inc., on the other hand. Incorporated by reference to Exhibit 1.2 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) and American Campus Communities Operating Partnership LP (File No. 333-181102-01) filed on May 17, 2018.

10.36
Equity Distribution Agreement, dated May 16, 2018, between American Campus Communities, Inc., American Campus Communities Operating Partnership LP and American Campus Communities Holdings LLC, on one hand, and J.P. Morgan Securities LLC, on the other hand. Incorporated by reference to Exhibit 1.3 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) and American Campus Communities Operating Partnership LP (File No. 333-181102-01) filed on May 17, 2018.

10.37
Equity Distribution Agreement, dated May 16, 2018, between American Campus Communities, Inc., American Campus Communities Operating Partnership LP and American Campus Communities Holdings LLC, on one hand, and KeyBanc Capital Markets Inc., on the other hand. Incorporated by reference to Exhibit 1.4 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) and American Campus Communities Operating Partnership LP (File No. 333-181102-01) filed on May 17, 2018.

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

Dated:	February 28, 2019

AMERICAN CAMPUS COMMUNITIES, INC.

By:	/s/ William C. Bayless, Jr.

William C. Bayless, Jr. Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	February 28, 2019

AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P.
By: American Campus Communities Holdings, LLC, its general partner By: American Campus Communities, Inc., its sole member

By:	/s/ William C. Bayless, Jr.

William C. Bayless, Jr. Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ William C. Bayless, Jr.	Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2019
William C. Bayless, Jr.

/s/ Daniel B. Perry	Executive Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer)	February 28, 2019
Daniel B. Perry

/s/ Kim K. Voss	Executive Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 28, 2019
Kim K. Voss

/s/ Edward Lowenthal	Chairman of the Board of Directors	February 28, 2019
Edward Lowenthal

/s/ Mary C. Egan	Director	February 28, 2019
Mary C. Egan

/s/ G. Steven Dawson	Director	February 28, 2019
G. Steven Dawson

/s/ Cydney C. Donnell	Director	February 28, 2019
Cydney Donnell

/s/ Oliver Luck	Director	February 28, 2019
Oliver Luck

/s/ C. Patrick Oles, Jr.	Director	February 28, 2019
C. Patrick Oles, Jr.

/s/ John T. Rippel	Director	February 28, 2019
John T. Rippel

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of American Campus Communities, Inc. and Subsidiaries

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of American Campus Communities, Inc. and Subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2019 expressed an unqualified opinion thereon.

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
February 28, 2019

Report of Independent Registered Public Accounting Firm

To the Partners of American Campus Communities Operating Partnership, L.P. and Subsidiaries

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of American Campus Communities Operating Partnership, L.P. and Subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of comprehensive income, changes in capital, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2019 expressed an unqualified opinion thereon.

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
February 28, 2019

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of American Campus Communities, Inc. and Subsidiaries

Opinion on Internal Control over Financial Reporting
We have audited American Campus Communities, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, American Campus Communities, Inc. and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and our report dated February 28, 2019 expressed an unqualified opinion thereon.

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
February 28, 2019

Report of Independent Registered Public Accounting Firm

To the Partners of American Campus Communities Operating Partnership, L.P. and Subsidiaries

Opinion on Internal Control over Financial Reporting
We have audited American Campus Communities Operating Partnership, L.P. and Subsidiaries’ internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, American Campus Communities Operating Partnership, L.P. and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of comprehensive income, changes in capital, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and our report dated February 28, 2019 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
Austin, Texas
February 28, 2019

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31, 2018	December 31, 2017
Assets

Investments in real estate:
Owned properties, net	$6,583,397	$6,450,364
On-campus participating properties, net	77,637	81,804
Investments in real estate, net	6,661,034	6,532,168

Cash and cash equivalents	71,238	41,182
Restricted cash	35,279	23,590
Student contracts receivable, net	8,565	9,170
Other assets	262,730	291,260

Total assets	$7,038,846	$6,897,370

Liabilities and equity

Liabilities:
Secured mortgage, construction and bond debt, net	$853,084	$664,020
Unsecured notes, net	1,588,446	1,585,855
Unsecured term loans, net	198,769	647,044
Unsecured revolving credit facility	387,300	127,600
Accounts payable and accrued expenses	88,767	53,741
Other liabilities	191,233	187,983
Total liabilities	3,307,599	3,266,243

Commitments and contingencies (Note 16)

Redeemable noncontrolling interests	184,446	132,169

Equity:
American Campus Communities, Inc. and Subsidiaries stockholders’ equity:
Common stock, $0.01 par value, 800,000,000 shares authorized, 136,967,286 and 136,362,728 shares issued and outstanding at December 31, 2018 and December 31, 2017, respectively	1,370	1,364
Additional paid in capital	4,458,240	4,326,910
Common stock held in rabbi trust, 69,603 and 63,778 shares at December 31, 2018 and December 31, 2017, respectively	(3,092)	(2,944)
Accumulated earnings and dividends	(971,070)	(837,644)
Accumulated other comprehensive loss	(4,397)	(2,701)
Total American Campus Communities, Inc. and Subsidiaries stockholders’ equity	3,481,051	3,484,985
Noncontrolling interests – partially owned properties	65,750	13,973
Total equity	3,546,801	3,498,958

Total liabilities and equity	$7,038,846	$6,897,370

Consolidated variable interest entities’ assets and debt included in the above balances:

Investments in real estate, net	$1,042,585	$520,393
Cash, cash equivalents, and restricted cash	$72,218	$27,693
Other assets	$11,918	$6,461
Secured mortgage and construction debt, net	$447,292	$151,474
Accounts payable, accrued expenses and other liabilities	$53,432	$37,610

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except share and per share data)

	Year Ended December 31,
	2018	2017	2016
Revenues:
Owned properties	$825,959	$738,710	$735,392
On-campus participating properties	34,596	33,945	33,433
Third-party development services	7,281	10,761	4,606
Third-party management services	9,814	9,832	9,724
Resident services	3,160	3,199	3,206
Total revenues	880,810	796,447	786,361

Operating expenses (income):
Owned properties	373,521	332,429	337,296
On-campus participating properties	14,602	14,384	13,447
Third-party development and management services	15,459	15,225	14,533
General and administrative	34,537	31,386	22,493
Depreciation and amortization	263,203	234,955	211,387
Ground/facility leases	11,855	10,213	9,167
(Gain) loss from disposition of real estate	(42,314)	632	(21,197)
Provision for real estate impairment	—	15,317	4,895
Other operating income	(2,648)	—	—
Total operating expenses	668,215	654,541	592,021

Operating income	212,595	141,906	194,340

Nonoperating income (expenses):
Interest income	4,834	4,945	5,481
Interest expense	(99,228)	(71,122)	(78,687)
Amortization of deferred financing costs	(5,816)	(4,619)	(6,520)
Gain (loss) from extinguishment of debt, net	7,867	—	(12,841)
Other nonoperating income	1,301	—	—
Total nonoperating expenses	(91,042)	(70,796)	(92,567)

Income before income taxes	121,553	71,110	101,773
Income tax provision	(2,429)	(989)	(1,150)
Net income	119,124	70,121	100,623
Net income attributable to noncontrolling interests	(2,029)	(1,083)	(1,562)
Net income attributable to ACC, Inc. and Subsidiaries common stockholders	$117,095	$69,038	$99,061
Other comprehensive (loss) income
Change in fair value of interest rate swaps and other	(1,696)	1,366	1,763
Comprehensive income	$115,399	$70,404	$100,824
Net income per share attributable to ACC, Inc. and Subsidiaries common stockholders
Basic	$0.84	$0.50	$0.76
Diluted	$0.84	$0.50	$0.75
Weighted-average common shares outstanding:
Basic	136,815,051	135,141,423	129,228,748
Diluted	137,722,049	136,002,385	130,018,729

Distributions declared per common share	$1.82	$1.74	$1.66

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands, except share data)

	Common Shares	Par Value of Common Shares	Additional Paid in Capital	Common Shares Held in Rabbi Trust	Common Shares Held in Rabbi Trust at Cost	Accumulated Earnings and Dividends	Accumulated Other Comprehensive Loss	Noncontrolling Interests - Partially Owned Properties	Total
Equity, December 31, 2015	112,350,877	$1,124	$3,325,806	10,155	$(403)	$(550,501)	$(5,830)	$11,461	$2,781,657
Adjustments to reflect redeemable noncontrolling interests at fair value	—	—	(7,937)	—	—	—	—	—	(7,937)
Amortization of restricted stock awards and vesting of restricted stock units	15,524	—	10,043	—	—	—	—	—	10,043
Vesting of restricted stock awards	127,352	1	(2,978)	—	—	—	—	—	(2,977)
Distributions to common and restricted stockholders	—	—	—	—	—	(218,697)	—	—	(218,697)
Contributions by noncontrolling interests - partially owned properties	—	—	—	—	—	—	—	1,272	1,272
Distributions to noncontrolling interests - partially owned properties	—	—	—	—	—	—	—	(376)	(376)
Change in ownership of consolidated subsidiary	—	—	—	—	—	—	—	(7,311)	(7,311)
Conversion of common and preferred operating partnership units to common stock	312,761	3	11,289	—	—	—	—	—	11,292
Change in fair value of interest rate swaps and other	—	—	—	—	—	—	1,350	—	1,350
Net proceeds from sale of common stock	19,429,000	194	782,047	—	—	—	—	—	782,241
Amortization of interest rate swap terminations	—	—	—	—	—	—	413	—	413
Deposits to deferred compensation plan, net of withdrawals	(10,026)	—	572	10,026	(572)	—	—	—	—
Net income	—	—	—	—	—	99,061	—	456	99,517
Equity, December 31, 2016	132,225,488	1,322	4,118,842	20,181	(975)	(670,137)	(4,067)	5,502	3,450,487
Adjustments to reflect redeemable noncontrolling interests at fair value	—	—	9,172	—	—	—	—	—	9,172
Amortization of restricted stock awards and vesting of restricted stock units	16,295	—	13,854	—	—	—	—	—	13,854
Vesting of restricted stock awards	193,186	2	(4,922)	—	—	—	—	—	(4,920)
Distributions to common and restricted stockholders	—	—	—	—	—	(236,545)	—	—	(236,545)
Contributions by noncontrolling interests - partially owned properties	—	—	—	—	—	—	—	8,254	8,254
Distributions to noncontrolling interests - partially owned properties	—	—	—	—	—	—	—	(212)	(212)
Conversion of common and preferred operating partnership units to common stock	22,000	—	154	—	—	—	—	—	154
Change in fair value of interest rate swaps and other	—	—	—	—	—	—	954	—	954
Net proceeds from sale of common stock	3,949,356	40	187,841	—	—	—	—	—	187,881
Amortization of interest rate swap terminations	—	—	—	—	—	—	412	—	412
Deposits to deferred compensation plan, net of withdrawals	(43,597)		1,969	43,597	(1,969)	—	—	—	—
Net income	—	—	—	—	—	69,038	—	429	69,467
Equity, December 31, 2017	136,362,728	1,364	4,326,910	63,778	(2,944)	(837,644)	(2,701)	13,973	3,498,958
Adjustments to reflect redeemable noncontrolling interests at fair value	—	—	(66,079)	—	—	—	—	—	(66,079)
Amortization of restricted stock awards and vesting of restricted stock units	27,376	—	12,176	—	—	—	—	—	12,176
Vesting of restricted stock awards	170,664	2	(2,758)			—	—	—	(2,756)
Distributions to common and restricted stockholders	—	—	—	—	—	(250,521)	—	—	(250,521)
Contributions by noncontrolling interests - partially owned properties	—	—	—	—	—	—		212,481	212,481
Distributions to noncontrolling interests - partially owned properties	—	—	—	—	—	—	—	(152,325)	(152,325)
Change in ownership of consolidated subsidiary	—	—	174,515	—	—	—		(9,472)	165,043
Conversion of common and preferred operating partnership units to common stock	412,343	4	13,328	—	—	—	—	—	13,332
Change in fair value of interest rate swaps and other	—	—	—	—	—	—	(1,696)	—	(1,696)
Deposits to deferred compensation plan, net of withdrawals	(5,825)	—	148	5,825	(148)	—	—	—	—
Net income	—	—	—	—	—	117,095	—	1,093	118,188
Equity, December 31, 2018	136,967,286	$1,370	$4,458,240	69,603	$(3,092)	$(971,070)	$(4,397)	$65,750	$3,546,801
See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2018	2017	2016
Operating activities
Net income	$119,124	$70,121	$100,623
Adjustments to reconcile net income to net cash provided by operating activities:
(Gain) loss from disposition of real estate	(42,314)	632	(21,197)
Gain from insurance settlement	(1,245)	—	—
(Gain) loss from extinguishment of debt, net	(7,867)	—	12,841
Provision for real estate impairment	—	15,317	4,895
Depreciation and amortization	263,203	234,955	211,387
Amortization of deferred financing costs and debt premiums/discounts	885	(2,871)	(5,145)
Share-based compensation	12,176	13,854	10,043
Income tax provision	2,429	989	1,150
Amortization of interest rate swap terminations and other	412	412	613
Changes in operating assets and liabilities:
Student contracts receivable, net	148	(414)	8,709
Other assets	(9,570)	2,502	(15,905)
Accounts payable and accrued expenses	31,299	(26,718)	(83)
Other liabilities	7,941	9,898	(1,874)
Net cash provided by operating activities	376,621	318,677	306,057

Investing activities
Proceeds from disposition of properties and land parcels	242,284	24,462	571,424
Cash paid for acquisition of properties and land parcels	(26,626)	(375,541)	(103,660)
Capital expenditures for owned properties	(70,809)	(82,722)	(61,587)
Investments in owned properties under development	(475,338)	(534,830)	(424,139)
Capital expenditures for on-campus participating properties	(3,654)	(3,533)	(2,944)
Other investing activities	(1,669)	(5,608)	(17,559)
Net cash used in investing activities	(335,812)	(977,772)	(38,465)

Financing activities
Proceeds from unsecured notes	—	399,648	—
Proceeds from sale of common stock	—	190,912	816,065
Offering costs	—	(2,374)	(32,923)
Pay-off of mortgage and construction loans	(186,347)	(147,960)	(374,971)
Defeasance costs related to early extinguishment of debt	(2,726)	—	(23,827)
Pay-off of unsecured term loans	(450,000)	—	(600,000)
Proceeds from unsecured term loans	—	500,000	150,000
Proceeds from revolving credit facility	1,095,500	1,164,700	376,000
Paydowns of revolving credit facility	(835,800)	(1,136,400)	(345,600)
Proceeds from construction loans	100,882	40,170	4,454
Proceeds from mortgage loans	330,000	—	—
Scheduled principal payments on debt	(11,704)	(12,819)	(15,037)
Debt issuance and assumption costs	(656)	(12,060)	(831)
Termination of interest rate swaps	—	—	(108)
Increase in ownership of consolidated subsidiary	(10,486)	—	—
Contribution by noncontrolling interests	379,391	11,801	—
Taxes paid on net-share settlements	(2,756)	(4,920)	(2,977)
Distributions paid to common and restricted stockholders	(250,521)	(236,545)	(218,697)
Distributions paid to noncontrolling interests	(153,841)	(77,243)	(2,517)
Net cash provided by (used in) financing activities	936	676,910	(270,969)
Net change in cash, cash equivalents, and restricted cash	41,745	17,815	(3,377)
Cash, cash equivalents, and restricted cash at beginning of period	64,772	46,957	50,334
Cash, cash equivalents, and restricted cash at end of period	$106,517	$64,772	$46,957

	Year Ended December 31,
	2018	2017	2016
Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents	$71,238	$41,182	$22,140
Restricted cash	35,279	23,590	24,817
Total cash, cash equivalents, and restricted cash at end of period	$106,517	$64,772	$46,957

Supplemental disclosure of non-cash investing and financing activities
Loans associated with investment in joint ventures	$—	$(104,056)	$—
Conversion of common and preferred operating partnership units to common stock	$13,332	$154	$11,292
Non-cash contribution from noncontrolling interest	$8,729	$159,247	$—
Non-cash consideration exchanged in purchase of land parcel	$—	$(3,071)	$—
Change in accrued construction in progress	$(5,218)	$16,512	$20,734
Change in fair value of derivative instruments, net	$(2,108)	$954	$1,150
Adjustment to reflect redeemable noncontrolling interests at fair value	$(66,079)	$9,172	$(7,937)
Change in ownership of consolidated subsidiary	$(175,529)	$—	$—

Supplemental disclosure of cash flow information
Interest paid	$101,841	$72,407	$92,502
Income taxes paid	$1,060	$1,053	$1,094

 See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)

	December 31, 2018	December 31, 2017
Assets

Investments in real estate:
Owned properties, net	$6,583,397	$6,450,364
On-campus participating properties, net	77,637	81,804
Investments in real estate, net	6,661,034	6,532,168

Cash and cash equivalents	71,238	41,182
Restricted cash	35,279	23,590
Student contracts receivable, net	8,565	9,170
Other assets	262,730	291,260

Total assets	$7,038,846	$6,897,370

Liabilities and equity

Liabilities:
Secured mortgage, construction and bond debt, net	$853,084	$664,020
Unsecured notes, net	1,588,446	1,585,855
Unsecured term loans, net	198,769	647,044
Unsecured revolving credit facility	387,300	127,600
Accounts payable and accrued expenses	88,767	53,741
Other liabilities	191,233	187,983
Total liabilities	3,307,599	3,266,243

Commitments and contingencies (Note 16)

Redeemable limited partners	184,446	132,169

Capital:
Partners’ capital:
General partner - 12,222 OP units outstanding at both December 31, 2018 and December 31, 2017	55	67
Limited partner - 137,024,667 and 136,414,284 OP units outstanding at December 31, 2018 and December 31, 2017, respectively	3,485,393	3,487,619
Accumulated other comprehensive loss	(4,397)	(2,701)
Total partners’ capital	3,481,051	3,484,985
Noncontrolling interests – partially owned properties	65,750	13,973
Total capital	3,546,801	3,498,958

Total liabilities and capital	$7,038,846	$6,897,370

Consolidated variable interest entities’ assets and debt included in the above balances:

Investments in real estate, net	$1,042,585	$520,393
Cash, cash equivalents, and restricted cash	$72,218	$27,693
Other assets	$11,918	$6,461
Secured mortgage and construction debt, net	$447,292	$151,474
Accounts payable, accrued expenses and other liabilities	$53,432	$37,610

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except unit and per unit data)

	Year Ended December 31,
	2018	2017	2016
Revenues:
Owned properties	$825,959	$738,710	$735,392
On-campus participating properties	34,596	33,945	33,433
Third-party development services	7,281	10,761	4,606
Third-party management services	9,814	9,832	9,724
Resident services	3,160	3,199	3,206
Total revenues	880,810	796,447	786,361

Operating expenses (income):
Owned properties	373,521	332,429	337,296
On-campus participating properties	14,602	14,384	13,447
Third-party development and management services	15,459	15,225	14,533
General and administrative	34,537	31,386	22,493
Depreciation and amortization	263,203	234,955	211,387
Ground/facility leases	11,855	10,213	9,167
(Gain) loss from disposition of real estate	(42,314)	632	(21,197)
Provision for real estate impairment	—	15,317	4,895
Other operating income	(2,648)	—	—
Total operating expenses	668,215	654,541	592,021

Operating income	212,595	141,906	194,340

Nonoperating income (expenses):
Interest income	4,834	4,945	5,481
Interest expense	(99,228)	(71,122)	(78,687)
Amortization of deferred financing costs	(5,816)	(4,619)	(6,520)
Gain (loss) from extinguishment of debt, net	7,867	—	(12,841)
Other nonoperating income	1,301	—	—
Total nonoperating expenses	(91,042)	(70,796)	(92,567)

Income before income taxes	121,553	71,110	101,773
Income tax provision	(2,429)	(989)	(1,150)
Net income	119,124	70,121	100,623
Net income attributable to noncontrolling interests – partially owned properties	(1,215)	(435)	(456)
Net income attributable to American Campus Communities Operating Partnership, L.P.	117,909	69,686	100,167
Series A preferred units distributions	(124)	(124)	(146)
Net income attributable to common unitholders	$117,785	$69,562	$100,021
Other comprehensive (loss) income
Change in fair value of interest rate swaps and other	(1,696)	1,366	1,763
Comprehensive income	$116,089	$70,928	$101,784
Net income per unit attributable to common unitholders
Basic	$0.85	$0.50	$0.76
Diluted	$0.84	$0.50	$0.75
Weighted-average common units outstanding
Basic	137,586,759	136,160,609	130,460,248
Diluted	138,493,757	137,021,571	131,250,229

Distributions declared per Common Unit	$1.82	$1.74	$1.66

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL
(in thousands, except unit data)

					Accumulated	Noncontrolling
	General Partner		Limited Partner		Other	Interests –
	Units	Amount	Units	Amount	Comprehensive Loss	Partially Owned Properties	Total
Capital as of December 31, 2015	12,222	$93	112,348,810	$2,775,933	$(5,830)	$11,461	2,781,657
Adjustments to reflect redeemable limited partners’ interest at fair value	—	—	—	(7,937)	—	—	(7,937)
Amortization of restricted stock awards and vesting of restricted stock units	—	—	15,524	10,043	—	—	10,043
Vesting of restricted stock awards	—	—	127,352	(2,977)	—	—	(2,977)
Distributions	—	(20)	—	(218,677)	—	—	(218,697)
Contribution by noncontrolling interests - partially owned properties	—	—	—	—	—	1,272	1,272
Distributions to noncontrolling interests - partially owned properties	—	—	—	—	—	(376)	(376)
Change in ownership of consolidated subsidiary	—	—	—		—	(7,311)	(7,311)
Conversion of common and preferred operating partnership units to common stock	—	—	312,761	11,292	—	—	11,292
Issuance of units in exchange for contributions of equity offering proceeds	—	—	19,429,000	782,241	—	—	782,241
Change in fair value of interest rate swaps and other	—	—	—	—	1,350	—	1,350
Amortization of interest rate swap terminations	—	—	—	—	413	—	413
Net income	—	9	—	99,052	—	456	99,517
Capital as of December 31, 2016	12,222	82	132,233,447	3,448,970	(4,067)	5,502	3,450,487
Adjustments to reflect redeemable limited partners’ interest at fair value	—	—	—	9,172	—	—	9,172
Amortization of restricted stock awards and vesting of restricted stock units	—	—	16,295	13,854	—	—	13,854
Vesting of restricted stock awards	—	—	193,186	(4,920)	—	—	(4,920)
Distributions	—	(21)	—	(236,524)	—	—	(236,545)
Contribution by noncontrolling interests - partially owned properties	—	—	—	—	—	8,254	8,254
Distributions to noncontrolling joint venture partners	—	—	—	—	—	(212)	(212)
Conversion of common and preferred operating partnership units to common stock	—	—	22,000	154	—	—	154
Issuance of units in exchange for contributions of equity offering proceeds	—	—	3,949,356	187,881	—	—	187,881
Change in fair value of interest rate swaps and other	—	—	—	—	954	—	954
Amortization of interest rate swap terminations	—	—	—	—	412	—	412
Net income	—	6	—	69,032	—	429	69,467
Capital, December 31, 2017	12,222	67	136,414,284	3,487,619	(2,701)	13,973	3,498,958
Adjustments to reflect redeemable limited partners’ interest at fair value	—	—	—	(66,079)	—	—	(66,079)
Amortization of restricted stock awards and vesting of restricted stock units	—	—	27,376	12,176	—	—	12,176
Vesting of restricted stock awards	—	—	170,664	(2,756)	—	—	(2,756)
Distributions	—	(22)	—	(250,499)	—	—	(250,521)
Contribution by noncontrolling interests - partially owned properties	—	—	—	—	—	212,481	212,481
Distributions to noncontrolling joint venture partners	—	—	—	—	—	(152,325)	(152,325)
Change in ownership of consolidated subsidiary	—	—	—	174,515	—	(9,472)	165,043
Conversion of common and preferred operating partnership units to common stock	—	—	412,343	13,332	—	—	13,332
Change in fair value of interest rate swaps and other	—	—	—	—	(1,696)	—	(1,696)
Net income	—	10	—	117,085	—	1,093	118,188
Capital, December 31, 2018	12,222	$55	137,024,667	$3,485,393	$(4,397)	$65,750	$3,546,801

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2018	2017	2016
Operating activities
Net income	$119,124	$70,121	$100,623
Adjustments to reconcile net income to net cash provided by operating activities:
(Gain) loss from disposition of real estate	(42,314)	632	(21,197)
Gain from insurance settlement	(1,245)	—	—
(Gain) loss from extinguishment of debt, net	(7,867)	—	12,841
Provision for real estate impairment	—	15,317	4,895
Depreciation and amortization	263,203	234,955	211,387
Amortization of deferred financing costs and debt premiums/discounts	885	(2,871)	(5,145)
Share-based compensation	12,176	13,854	10,043
Income tax provision	2,429	989	1,150
Amortization of interest rate swap terminations and other	412	412	613
Changes in operating assets and liabilities:
Student contracts receivable, net	148	(414)	8,709
Other assets	(9,570)	2,502	(15,905)
Accounts payable and accrued expenses	31,299	(26,718)	(83)
Other liabilities	7,941	9,898	(1,874)
Net cash provided by operating activities	376,621	318,677	306,057

Investing activities
Proceeds from disposition of properties and land parcels	242,284	24,462	571,424
Cash paid for acquisition of properties and land parcels	(26,626)	(375,541)	(103,660)
Capital expenditures for owned properties	(70,809)	(82,722)	(61,587)
Investments in owned properties under development	(475,338)	(534,830)	(424,139)
Capital expenditures for on-campus participating properties	(3,654)	(3,533)	(2,944)
Other investing activities	(1,669)	(5,608)	(17,559)
Net cash used in investing activities	(335,812)	(977,772)	(38,465)

Financing activities
Proceeds from unsecured notes	—	399,648	—
Proceeds from issuance of common units in exchange for contributions, net	—	188,538	783,142
Pay-off of mortgage and construction loans	(186,347)	(147,960)	(374,971)
Defeasance costs related to early extinguishment of debt	(2,726)	—	(23,827)
Pay-off of unsecured term loans	(450,000)	—	(600,000)
Proceeds from unsecured term loans	—	500,000	150,000
Proceeds from revolving credit facility	1,095,500	1,164,700	376,000
Paydowns of revolving credit facility	(835,800)	(1,136,400)	(345,600)
Proceeds from construction loans	100,882	40,170	4,454
Proceeds from mortgage loans	330,000	—	—
Scheduled principal payments on debt	(11,704)	(12,819)	(15,037)
Debt issuance and assumption costs	(656)	(12,060)	(831)
Termination of interest rate swaps	—	—	(108)
Increase in ownership of consolidated subsidiary	(10,486)	—	—
Contribution by noncontrolling interests	379,391	11,801	—
Taxes paid on net-share settlements	(2,756)	(4,920)	(2,977)
Distributions paid to common and preferred unitholders	(250,515)	(236,905)	(219,500)
Distributions paid on unvested restricted stock awards	(1,522)	(1,536)	(1,338)
Distributions paid to noncontrolling interests - partially owned properties	(152,325)	(75,347)	(376)
Net cash provided by (used in) financing activities	936	676,910	(270,969)
Net change in cash, cash equivalents, and restricted cash	41,745	17,815	(3,377)
Cash, cash equivalents, and restricted cash at beginning of period	64,772	46,957	50,334
Cash, cash equivalents, and restricted cash at end of period	$106,517	$64,772	$46,957
Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents	$71,238	$41,182	$22,140
Restricted cash	35,279	23,590	24,817
Total cash, cash equivalents, and restricted cash at end of period	$106,517	$64,772	$46,957

Supplemental disclosure of non-cash investing and financing activities
Loans associated with investment in joint ventures	$—	$(104,056)	$—
Conversion of common and preferred operating partnership units to common stock	$13,332	$154	$11,292
Non-cash contribution from noncontrolling interest	$8,729	$159,247	$—
Non-cash consideration exchanged in purchase of land parcel	$—	$(3,071)	$—
Change in accrued construction in progress	$(5,218)	$16,512	$20,734
Change in fair value of derivative instruments, net	$(2,108)	$954	$1,150
Adjustment to reflect redeemable noncontrolling interests at fair value	$(66,079)	$9,172	$(7,937)
Change in ownership of consolidated subsidiary	$(175,529)	$—	$—
Supplemental disclosure of cash flow information
Interest paid	$101,841	$72,407	$92,502
Income taxes paid	$1,060	$1,053	$1,094

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business

American Campus Communities, Inc. (“ACC”) is a real estate investment trust (“REIT”) that commenced operations effective with the completion of an initial public offering (“IPO”) on August 17, 2004. Through ACC’s controlling interest in American Campus Communities Operating Partnership, L.P. (“ACCOP”), ACC is the largest owner, manager and developer of high quality student housing properties in the United States in terms of beds owned and under management. ACC is a fully integrated, self-managed and self-administered equity REIT with expertise in the acquisition, design, financing, development, construction management, leasing and management of student housing properties. ACC’s common stock is publicly traded on the New York Stock Exchange (“NYSE”) under the ticker symbol “ACC.”

The general partner of ACCOP is American Campus Communities Holdings, LLC (“ACC Holdings”), an entity that is wholly-owned by ACC.  As of December 31, 2018, ACC Holdings held an ownership interest in ACCOP of less than 1%. The limited partners of ACCOP are ACC and other limited partners consisting of current and former members of management and nonaffiliated third parties.  As of December 31, 2018, ACC owned an approximate 99.5% limited partnership interest in ACCOP.  As the sole member of the general partner of ACCOP, ACC has exclusive control of ACCOP’s day-to-day management.  Management operates ACC and ACCOP as one business.  The management of ACC consists of the same members as the management of ACCOP.  ACC consolidates ACCOP for financial reporting purposes, and ACC does not have significant assets other than its investment in ACCOP.  Therefore, the assets and liabilities of ACC and ACCOP are the same on their respective financial statements.  References to the “Company” means collectively ACC, ACCOP and those entities/subsidiaries owned or controlled by ACC and/or ACCOP.  References to the “Operating Partnership” mean collectively ACCOP and those entities/subsidiaries owned or controlled by ACCOP.  Unless otherwise indicated, the accompanying Notes to the Consolidated Financial Statements apply to both the Company and the Operating Partnership.

As of December 31, 2018, the Company’s property portfolio contained 170 properties with approximately 109,100 beds.  The Company’s property portfolio consisted of 131 owned off-campus student housing properties that are in close proximity to colleges and universities, 34 American Campus Equity (“ACE®”) properties operated under ground/facility leases, and five on-campus participating properties operated under ground/facility leases with the related university systems.  Of the 170 properties, seven were under development as of December 31, 2018, and when completed will consist of a total of approximately 8,700 beds.  The Company's communities contain modern housing units and are supported by a resident assistant system and other student-oriented programming, with many offering resort-style amenities.

Through one of ACC’s taxable REIT subsidiaries (“TRSs”), the Company also provides construction management and development services, primarily for student housing properties owned by colleges and universities, charitable foundations, and others.  As of December 31, 2018, also through one of ACC’s TRSs, the Company provided third-party management and leasing services for 34 properties that represented approximately 24,800 beds.  Third-party management and leasing services are typically provided pursuant to management contracts that have initial terms that range from one to five years.  As of December 31, 2018, the Company’s total owned and third-party managed portfolio included 204 properties with approximately 133,900 beds.

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

Recently Issued Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2016-02 (“ASU 2016-02”), “Leases (Topic 842): Amendments to the FASB Accounting Standards Codification.” ASU 2016-02 outlines principles for the recognition, measurement, presentation and disclosure of leases. Subsequent to the issuance of ASU 2016-02, the FASB issued additional ASUs clarifying aspects of the new lease accounting standard, which are effective upon adoption of ASU 2016-02. The Company adopted ASU 2016-02 as of January 1, 2019, utilizing the “modified retrospective” method. The impact of ASU 2016-02 is as follows:

As Lessee:

•
Under the new standard, lessees will classify leases as either operating or finance leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized on a straight-line basis over the term of the lease (operating lease) or on an effective interest method (finance lease). In addition, ASU 2016-02 requires lessees to recognize right-of-use assets and related lease liabilities for leases with a term greater than 12 months regardless of their lease classification. As of December 31, 2018, the Company is a lessee under 28 ground leases and two corporate office headquarters leases for which it has recognized a right of use asset and lease liability of approximately $250 to $300 million upon adoption. Details of the future minimum lease payments for leases in existence as of December 31, 2018 are disclosed in Note 15 in the accompanying Notes to Consolidated Financial Statements contained in Item 8 for further discussion.

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

•
The new standard provides a practical expedient that allows lessors to not separate certain lease and non-lease components if certain criteria are met. The Company assessed the criteria and determined that the timing and pattern of transfer for common area maintenance and the related rental revenue is the same. Therefore, the Company elected the practical expedient which will result in no change to how revenue is currently recorded.

The Company adopted the following additional practical expedients available for implementation:

•	An entity need not reassess whether any existing or expired contracts are or contain leases;

•	An entity need not reassess lease classification for any existing or expired leases; and

•	An entity need not reassess initial direct costs for any existing leases.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In addition, the Company does not expect the following accounting pronouncements to have a material effect on its consolidated financial statements:

Accounting Standards Update	Effective Date

ASU 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”	January 1, 2019
ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities”	January 1, 2019
ASU 2018-16, "Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes"	January 1, 2019
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

Prior to the adoption of ASU 2016-18, the Company reported the change in restricted cash within operating, investing, and financing activities in its consolidated statement of cash flows. As a result of the Company’s adoption of this standard and the retrospective application, cash and cash equivalents in the consolidated statements of cash flows as of December 31, 2017 and December 31, 2016 increased by approximately $23.6 million and $24.8 million, respectively, to reflect the inclusion of the restricted cash balance at the end of the period, net cash provided by operating activities for the twelve months ended December 31, 2017 and December 31, 2016 decreased by approximately $1.3 million and $2.0 million, respectively, net cash used in investing activities increased by less than $0.1 million and decreased by approximately $7.0 million, respectively, and net cash provided by financing activities both increased by less than $0.1 million.

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
The Company adopted the new revenue standard using the modified retrospective approach and elected to apply the practical expedient to only assess the recognition of revenue for open contracts during the transition period. The effect of adoption did not have a material impact on the Company’s consolidated financial statements and there was no adjustment to the opening balance of retained earnings at January 1, 2018. The comparative information has not been restated and continues to be reported under the accounting standards in effect for that period.
Under the new standard there was a change in the way the Company determines the unit of account for its third-party development projects. Under the previous guidance, the Company segmented revenue recognition between the development and construction phases of its contracts, recognizing each using the proportional performance method and the percentage of completion method, respectively. Under the new guidance, the entire development and construction contract represents a single performance obligation

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

comprised of a series of distinct services to be satisfied over time, and a single transaction price to be recognized over the life of the contract using a time-based measure of progress. Any variable consideration included in the transaction price is estimated using the expected value approach and is only included to the extent that a significant revenue reversal is not likely to occur. The adoption of ASU 2014-09 resulted in differences in the timing and pattern of revenue recognition for such third-party development and construction management contracts; however, the change did not have a material impact on the Company’s consolidated financial statements. Third-party management services revenues consist of base fees earned as a result of managing all aspects of a property’s day-to-day operations, and incentive fees based on the managed property’s operating measures. There was no change in the Company’s recognition of base management fees. Incentive management fees were previously recognized when the incentive criteria had been met. Under the new guidance, incentive fees are estimated using the expected value approach and are included in the transaction price only to the extent that a significant revenue reversal is not likely to occur; however, the change did not have a material impact on the Company’s consolidated financial statements. There was no change to the Company’s revenue recognition methods for ancillary services and other non-lease related revenues as a result of the adoption of ASU 2014-09.
Rental income from leasing arrangements is specifically excluded from ASU 2014-09 and is being evaluated as part of the adoption of the lease accounting standard, ASU 2016-02, discussed above.

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
Other
In addition, on January 1, 2018, the Company adopted the following accounting pronouncements which did not have a material effect on the Company’s consolidated financial statements:

•	ASU 2017-09, “Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting”

•	ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.”

•	ASU 2017-10, "Service Concession Arrangements (Topic 853): Determining the Customer of Operation Services"

The SEC issued the Disclosure Update and Simplification rule in 2018 to remove inconsistencies between US GAAP and SEC regulations.  This rule is effective November 5, 2018 and eliminates Rule 3-15(a)(1) of Regulation S-X, which requires REITs to present separately all gains and losses on sales of properties outside of continuing operations on the Statement of Comprehensive Income. The adoption of this rule resulted in reclassifications of 2018, 2017, and 2016 gains and losses from disposition of real estate from non-operating income to operating income on the Consolidated Statements of Comprehensive Income. Additionally, the tables in Note 18 were restated in accordance with the change in regulation.

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

Investments in Real Estate

Investments in real estate are recorded at historical cost.  Major improvements that extend the life of an asset are capitalized and depreciated over the remaining useful life of the asset.  The cost of ordinary repairs and maintenance are expensed as incurred.  Depreciation and amortization are recorded on a straight-line basis over the estimated useful lives of the assets as follows:

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Buildings and improvements	7-40 years
Leasehold interest - on-campus participating properties	25-34 years (shorter of useful life or respective lease term)
Furniture, fixtures and equipment	3-7 years

Project costs directly associated with the development and construction of an owned real estate project, which include interest, property taxes, and amortization of deferred financing costs, are capitalized as construction in progress.  Upon completion of the project, costs are transferred into the applicable asset category and depreciation commences.  Interest totaling approximately $11.7 million, $15.9 million and $12.3 million was capitalized during the years ended December 31, 2018, 2017 and 2016, respectively.

Management assesses whether there has been an impairment in the value of the Company’s investments in real estate whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Impairment is recognized when estimated expected future undiscounted cash flows are less than the carrying value of the property, or when a property meets the criteria to be classified as held for sale, at which time an impairment charge is recognized for any excess of the carrying value of the property over the expected net proceeds from the disposal.  The estimation of expected future net cash flows is inherently uncertain and relies on assumptions regarding current and future economics and market conditions.  If such conditions change, then an adjustment to the carrying value of the Company’s long-lived assets could occur in the future period in which the conditions change.  To the extent that a property is impaired, the excess of the carrying amount of the property over its estimated fair value is charged to earnings. In the case of any impairment, the valuation would be based on Level 3 inputs. There were no impairments of the carrying values of the Company's investments in real estate as of December 31, 2018 and 2017, other than a $15.3 million impairment charge recorded in June 2017 for one property that is in receivership (see Note 10).

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

Property acquisitions deemed to qualify as a business are accounted for as business combinations, and the related acquisition costs are expensed as incurred. The Company allocates the purchase price of properties acquired in business combinations to net tangible and identified intangible assets based on their fair values.  Fair value estimates are based on information obtained from a number of sources, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property, the Company’s own analysis of recently acquired and existing comparable properties in the Company’s portfolio, and other market data.  Information obtained about each property as a result of due diligence, marketing, and leasing activities, is also considered.  The value allocated to land is generally based on the actual purchase price if acquired separately, or market research/comparables if acquired as part of an existing operating property.  The value allocated to building is based on the fair value determined on an “as-if vacant” basis, which is estimated using a replacement cost approach that relies upon assumptions that the Company believes are consistent with current market conditions for similar properties. The value allocated to furniture, fixtures, and equipment is based on an estimate of the fair value of the appliances and fixtures inside the units. The Company has determined these estimates are primarily based upon unobservable inputs and therefore are considered to be Level 3 inputs within the fair value hierarchy.

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

Concurrent with this classification, the asset is recorded at the lower of cost or fair value less estimated selling costs, and depreciation ceases. The Company did not have any properties classified as held for sale as of December 31, 2018 and 2017.

Owned On-Campus Properties

Under its ACE program, the Company, as lessee, has entered into ground/facility leases to finance, construct, and manage 34 student housing properties.  Four properties were under construction as of December 31, 2018 with two scheduled to open for occupancy in Fall 2019, one in 2020 and one in phases from 2020 to 2021.  The terms of the leases, including extension options, range from 30 to 90 years, and the lessor has title to the land and in some cases any improvements placed thereon.  In these cases, the Company’s involvement in construction requires the lessor’s post construction ownership of the improvements to be treated as a sale with a subsequent leaseback by the Company.  However, these sale-leaseback transactions do not qualify for sale-leaseback accounting because of the Company’s continuing involvement in the constructed assets.  As a result of the Company’s continuing involvement, these leases are accounted for by the deposit method, in which the assets subject to the ground/facility leases are reflected at historical cost, less amortization, and the financing obligations are reflected at the terms of the underlying financing.

On-Campus Participating Properties

The Company has entered into five ground and facility leases with three university systems and colleges to finance, construct, and manage five on-campus student housing facilities.  Under the terms of the leases, the lessor has title to the land and any improvements placed thereon.  With the exception of the Company’s lease with West Virginia University, each lease terminates upon final repayment of the construction related financing, the amortization period of which is contractually stipulated. The Company’s involvement in construction requires the lessor’s post construction ownership of the improvements to be treated as a sale with a subsequent leaseback by the Company.  The sale-leaseback transaction has been accounted for as a financing, and as a result, any fee earned during construction is deferred and recognized over the term of the lease.  The resulting financing obligation is reflected at the terms of the underlying financing, i.e., interest is accrued at the contractual rates and principal reduces in accordance with the contractual principal repayment schedules.

The entities that own the on-campus participating properties are determined to be VIEs, with the Company being the primary beneficiary.  As such, the Company consolidates these properties for financial reporting purposes.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less, when purchased, to be cash equivalents.  The Company maintains cash balances in various banks.  At times, the Company’s balances may exceed the amount insured by the FDIC.  As the Company only uses money-centered financial institutions, the Company does not believe it is exposed to any significant credit risk related to its cash and cash equivalents.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Cash

Restricted cash consists of funds held in trusts that were established in connection with three bond issues for the Company’s on-campus participating properties. The funds are invested in low risk investments, generally consisting of government backed securities, as permitted by the indentures of trusts.  Additionally, restricted cash includes escrow accounts held by lenders and resident security deposits, as required by law in certain states.  Restricted cash also consists of escrow deposits made in connection with potential property acquisitions and development opportunities.  These escrow deposits are invested in interest-bearing accounts at federally-insured banks.  Realized and unrealized gains and losses are not material for the periods presented.

Loans Receivable

Loans held for investment are intended to be held to maturity and, accordingly, are carried at cost, net of unamortized loan purchase discounts, and net of an allowance for loan losses when such loan is deemed to be impaired.  Loan purchase discounts are amortized over the term of the loan.  The unamortized discount on the loans receivable was $2.4 million and $2.6 million as of December 31, 2018 and 2017, respectively. The Company considers a loan impaired when, based upon current information and events, it is probable that it will be unable to collect all amounts due for both principal and interest according to the contractual terms of the loan agreement.  Management’s estimate of the collectability of principal and interest payments under the Company’s loans receivable from CaPFA Capital Corp. 2000F (“CaPFA”), which mature in December 2040 and carry a balance, net of discount, of approximately $54.6 million and $57.9 million as of December 31, 2018 and 2017, respectively, are highly dependent on the future operating performance of the properties securing the loans.  As future economic conditions and/or market conditions at the properties change, management will continue to evaluate the collectability of such amounts. The Company believes there were no impairments of the carrying value of its loans receivable as of December 31, 2018. Loans receivable are included in other assets on the accompanying consolidated balance sheets.

Intangible Assets

A portion of the purchase price of acquired properties is allocated to the value of in-place leases for both student and commercial tenants, which is based on the difference between (i) the property valued with existing in-place leases adjusted to market rental rates and (ii) the property valued “as-if” vacant.  As lease terms for student leases are typically one year or less, rates on in-place leases generally approximate market rental rates.  Factors considered in the valuation of in-place leases include an estimate of the carrying costs during the expected lease-up period considering current market conditions, nature of the tenancy, and costs to execute similar leases.  Carrying costs include estimates of lost rents at market rates during the expected lease-up period, as well as marketing and other operating expenses.  The value of in-place leases is amortized over the remaining initial term of the respective leases.  The purchase price of property acquisitions is not allocated to student tenant relationships, considering the terms of the leases and the expected levels of renewals.

In connection with the property acquisitions and investments in joint ventures discussed in Note 5 herein, the Company capitalized approximately $7.4 million and $0.6 million for the years December 31, 2017 and 2016, respectively, related to management’s estimate of the fair value of in-place leases assumed. There were no new acquisitions or investments in joint ventures during the year ended December 31, 2018, that required an allocation of value to in-place leases. The net carrying amount of in-place leases at December 31, 2018 and 2017 was approximately $1.1 million and $4.2 million, respectively, and is included in other assets on the accompanying consolidated balance sheets. Amortization expense was approximately $3.0 million, $4.5 million and $0.9 million for the years ended December 31, 2018, 2017 and 2016, respectively, and is included in depreciation and amortization expense in the accompanying consolidated statements of comprehensive income.  As of December 31, 2018, the remaining weighted average in-place lease term was 6.9 years.  See Note 5 herein for an expanded discussion of the property acquisitions completed during 2017 and 2016.

For acquired properties subject to an in-place property tax incentive arrangement, a portion of the purchase price is allocated to the present value of expected future property tax savings over the projected incentive arrangement period. In connection with the property acquisitions discussed in Note 5 herein, the Company capitalized approximately $10.2 million and $3.6 million for the years December 31, 2017 and 2016, respectively, related to management’s estimate of the fair value of in-place property tax incentive arrangements assumed.  Unamortized in-place property tax incentive arrangements as of December 31, 2018 and 2017 were approximately $56.3 million and $61.4 million, respectively, and are included in other assets on the accompanying consolidated balance sheets. Amortization expense was approximately $3.7 million, $3.3 million and $2.9 million for the years ended December 31, 2018, 2017 and 2016, respectively, and is included in owned properties operating expense in the accompanying consolidated statements of comprehensive income. As of December 31, 2018, the remaining weighted average tax incentive

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

arrangement period was 18.3 years.   See Note 5 herein for an expanded discussion of the property acquisitions completed during 2018, 2017 and 2016.

Deferred Financing Costs

The Company defers financing costs and amortizes the costs over the terms of the related debt using the effective-interest method.  Upon repayment of or in conjunction with a material change in the terms of the underlying debt agreement, any unamortized costs are charged to earnings. In those instances when debt modifications do not include material changes to the terms of the underlying debt agreement, unamortized costs of the original instrument are added to the costs of the modification and amortized over the life of the modified debt using the effective interest method.  Deferred financing costs, net of amortization, for the Company’s revolving credit facility are included in other assets on the accompanying consolidated balance sheets. Net deferred financing costs for the Company’s revolving credit facility at December 31, 2018 and 2017 were approximately $3.5 million and $4.6 million, respectively.

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

Consolidated VIEs

The Company has investments in various entities that qualify as VIEs for accounting purposes and for which the Company is the primary beneficiary and therefore includes the entities in its consolidated financial statements. These VIEs include the Operating Partnership, six joint ventures that own a total of 15 operating properties, two properties subject to presale arrangements, and five properties owned under the on-campus participating property structure. The VIE assets and liabilities consolidated within the Company's assets and liabilities are disclosed at the bottom of the Consolidated Balance Sheets.

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

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Presale Development Projects

As part of its development strategy, the Company enters into presale agreements to purchase various properties. Under the terms of these agreements, the Company is obligated to purchase the property as long as certain construction completion deadlines and other closing conditions are met. As a part of the presale agreements, the Company has the option to elect not to purchase the asset, which would result in the Company paying a significant penalty. The Company is typically responsible for leasing, management, and initial operations of the project while the third-party developer retains development risk during the construction period. The entity that owns the property is deemed to be a VIE, and the Company is deemed to be the primary beneficiary of the VIE. As such, upon execution of the purchase and sale agreement, the Company records the assets, liabilities and noncontrolling interest of the entity owning the property at fair value.

Mortgage Debt - Premiums and Discounts

Mortgage debt premiums and discounts represent fair value adjustments to account for the difference between the stated rates and market rates of mortgage debt assumed in connection with the Company’s property acquisitions.  The mortgage debt premiums and discounts are included in secured mortgage, construction, and bond debt on the accompanying consolidated balance sheets and are amortized to interest expense over the term of the related mortgage loans using the effective-interest method.  The amortization of mortgage debt premiums and discounts resulted in a net decrease to interest expense of approximately $5.3 million, $7.8 million and $12.0 million for the years ended December 31, 2018, 2017 and 2016, respectively.  As of December 31, 2018 and 2017, net unamortized mortgage debt premiums were approximately $11.6 million and $19.0 million, respectively. The Company did not have any unamortized debt discounts as of December 31, 2018 and 2017.

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

The allowance for doubtful accounts is summarized as follows:

	Balance, Beginning of Period	Charged to Expense	Write-Offs (1)	Balance, End of Period
Year ended December 31, 2016	$17,054	$9,195	$(9,794)	$16,455
Year ended December 31, 2017	$16,455	$6,753	$(8,860)	$14,348
Year ended December 31, 2018	$14,348	$7,472	$(6,807)	$15,013

(1)	Write-offs include $0.2 million, $3.1 million, and $3.1 million during the years ended December 31, 2018, 2017, and 2016, respectively, related to properties disposed of in prior years.

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

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Third-Party Development Services Revenue

The Company recognizes development revenues and construction revenues over the life of the contract using a time-based measure of progress. An entire development and construction contract represents a single performance obligation comprised of a series of distinct services to be satisfied over time, and a single transaction price to be recognized over the life of the contract using a time-based measure of progress. Any variable consideration included in the transaction price is estimated using the expected value approach and is only included to the extent that a significant revenue reversal is not likely to occur. Refer to the Recently Adopted Accounting Pronouncements section above for details on the impact of the newly adopted revenue standard.

Third-Party Development Services Costs

Pre-development expenditures such as architectural fees, permits and deposits associated with the pursuit of third-party and owned development projects are expensed as incurred, until such time that management believes it is probable that the contract will be executed and/or construction will commence, at which time the Company capitalizes the costs.  Because the Company frequently incurs these pre-development expenditures before a financing commitment and/or required permits and authorizations have been obtained, the Company bears the risk of loss of these pre-development expenditures if financing cannot ultimately be arranged on acceptable terms or the Company is unable to successfully obtain the required permits and authorizations.  As such, management evaluates the status of third-party and owned projects that have not yet commenced construction on a periodic basis and expenses any deferred costs related to projects whose current status indicates the commencement of construction is unlikely and/or the costs may not provide future value to the Company in the form of revenues.  Such write-offs are included in third-party development and management services expenses (in the case of third-party development projects) or general and administrative expenses (in the case of owned development projects) on the accompanying consolidated statements of comprehensive income.  As of December 31, 2018, the Company has deferred approximately $7.5 million in pre-development costs related to third-party and owned development projects that have not yet commenced construction.  Such costs are included in other assets on the accompanying consolidated balance sheets.

Third-Party Management Services Revenue

Management fees are recognized when earned in accordance with each management contract. Incentive management fees are estimated using the expected value approach and are included in the transaction price only to the extent that a significant revenue reversal is not likely to occur. The Company evaluates the collectability of revenue earned from third-party management contracts and reserves any amounts deemed to be uncollectible based on the individual facts and circumstances of the projects and associated contracts. Refer to the Recently Adopted Accounting Pronouncements section above for details on the impact of the newly adopted revenue standard.

Advertising Costs

Advertising costs are expensed during the period incurred, or as the advertising takes place, depending on the nature and term of the specific advertising arrangements.  Advertising expense approximated $13.6 million, $12.7 million and $12.8 million for the years ended December 31, 2018, 2017 and 2016, respectively.

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

The following potentially dilutive securities were outstanding for the years ended December 31, 2018, 2017 and 2016, but were not included in the computation of diluted earnings per share because the effects of their inclusion would be anti-dilutive.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2018	2017	2016
Common OP Units (Note 9)	771,708	1,019,186	1,231,500
Preferred OP Units (Note 9)	77,513	77,513	90,763
Total potentially dilutive securities	849,221	1,096,699	1,322,263

 The following is a summary of the elements used in calculating basic and diluted earnings per share:

	Year Ended December 31,
	2018	2017	2016
Numerator - basic and diluted earnings per share:
Net income	$119,124	$70,121	$100,623
Net income attributable to noncontrolling interests	(2,029)	(1,083)	(1,562)
Net income attributable to ACC, Inc. and Subsidiaries common stockholders	117,095	69,038	99,061
Amount allocated to participating securities	(1,522)	(1,536)	(1,338)
Net income attributable to common stockholders	$115,573	$67,502	$97,723

Denominator:
Basic weighted average common shares outstanding	136,815,051	135,141,423	129,228,748
Unvested restricted stock awards (Note 12)	906,998	860,962	789,981
Diluted weighted average common shares outstanding	137,722,049	136,002,385	130,018,729

	Year Ended December 31,
	2018	2017	2016
Earnings per share:
Net income attributable to common stockholders - basic	$0.84	$0.50	$0.76
Net income attributable to common stockholders - diluted	$0.84	$0.50	$0.75

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

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of the elements used in calculating basic and diluted earnings per unit:

	Year Ended December 31,
	2018	2017	2016
Numerator - basic and diluted earnings per unit:
Net income	$119,124	$70,121	$100,623
Net income attributable to noncontrolling interests – partially owned properties	(1,215)	(435)	(456)
Series A preferred unit distributions	(124)	(124)	(146)
Amount allocated to participating securities	(1,522)	(1,536)	(1,338)
Net income attributable to common unitholders	$116,263	$68,026	$98,683

Denominator:
Basic weighted average common units outstanding	137,586,759	136,160,609	130,460,248
Unvested restricted stock awards (Note 12)	906,998	860,962	789,981
Diluted weighted average common units outstanding	138,493,757	137,021,571	131,250,229

Earnings per unit:
Net income attributable to common unitholders - basic	$0.85	$0.50	$0.76
Net income attributable to common unitholders - diluted	$0.84	$0.50	$0.75

4.     Income Taxes

As mentioned in Note 2, the Company qualifies as a REIT under the Code.  As a REIT, the Company is not subject to federal income tax as long as it distributes at least 90% of its taxable income to its shareholders each year.  Therefore, no provision for federal income taxes for the REIT has been included in the accompanying consolidated financial statements.  If the Company’s taxable income exceeds its distributions for the year, the REIT tax rules allow the Company to designate distributions from a subsequent tax year in order to avoid current taxation on undistributed income. If the Company fails to qualify as a REIT, the Company will be subject to federal income tax (including any applicable alternative minimum tax for tax years ending on or prior to December 31, 2017) on its taxable income and to federal income and excise taxes on its undistributed income. In addition, ACCOP is a flow-through entity and is not subject to federal income taxes at the entity level. Historically, the Company has incurred only state and local income, franchise and margin taxes.

The Company’s TRSs are subject to federal, state, and local income taxes.  As such, deferred income taxes result from temporary differences between the carrying amounts of assets and liabilities of the TRSs for financial reporting purposes and the amounts used for income tax purposes.  On December 22, 2017, the Tax Cuts and Jobs Act was signed into law and included wide-scale changes to individual, flow-through and corporation tax laws, including those that impact the real estate industry, the ownership of real estate and real estate investments, and REITs. One significant change was a reduction of the federal corporate income tax rate to 21%. The new rate became effective on January 1, 2018, and is a significant decrease from the prior graduated rate structure, which included a 35% maximum. Given that deferred tax assets and liabilities are measured using enacted tax rates in effect in the years in which those temporary differences are expected to reverse, the deferred balances below reflect the impact of the rate reduction. As of December 31, 2018, we have reviewed the provisions of the new tax laws that pertain to the Company and have determined them to have no other material income tax effect for financial statement purposes.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,
	2018	2017
Deferred tax assets:
Fixed and intangible assets	$365	$750
Net operating loss carryforwards	9,277	8,808
Prepaid and deferred income	866	1,459
Bad debt reserves	656	574
Accrued expenses and other	3,208	2,769
Stock compensation	2,083	2,017
Total deferred tax assets	16,455	16,377
Valuation allowance for deferred tax assets	(16,390)	(16,293)
Deferred tax assets, net of valuation allowance	65	84

Deferred tax liability:
Deferred financing costs	65	84

Net deferred tax liabilities	$—	$—

Significant components of the Company’s income tax provision are as follows:

	Year Ended December 31,
	2018	2017	2016
Current:
Federal	$—	$—	$—
State	(2,429)	(989)	(1,150)
Deferred:
Federal	—	—	—
State	—	—	—
Total provision	$(2,429)	$(989)	$(1,150)

TRS earnings subject to tax consisted of losses of approximately $2.0 million, $8.4 million and $3.8 million for the years ended December 31, 2018, 2017 and 2016, respectively.  The reconciliation of income tax for the TRSs computed at the U.S. statutory rate to income tax provision is as follows:

	Year Ended December 31,
	2018	2017	2016
Tax benefit at U.S. statutory rates on TRS income subject to tax	$327	$1,277	$2,303
State income tax, net of federal income tax benefit	13	57	85
Effect of permanent differences and other	(154)	207	(88)
Deferred tax impact of tax reform	—	(9,206)	—
(Increase) decrease in valuation allowance	(186)	7,665	(2,300)
TRS income tax provision	$—	$—	$—

At December 31, 2018, the TRSs had net operating loss carryforwards (“NOLs”) of approximately $40.1 million for income tax purposes that begin to expire in 2026.  These NOLs may be used to offset future taxable income generated by each of the respective TRSs.  Due to the various limitations to which the use of NOLs are subject, the Company has applied a valuation allowance to the NOLs given the likelihood that the NOLs will expire unused.  The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states’ jurisdictions as required, and as of December 31, 2018, the 2017, 2016 and 2015 calendar tax years are subject to examination by the tax authorities.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company had no material unrecognized tax benefits for the years ended December 31, 2018, the 2017, and 2016, and as of December 31, 2018, the Company does not expect to record any material unrecognized tax benefits. Because no material unrecognized tax benefits have been recorded, no related interest or penalties have been calculated.

A schedule of per share distributions the Company paid and reported to its shareholders, which is unaudited, is set forth in the following table:

	Year Ended December 31,
Tax Treatment of Distributions:	2018	2017	2016
Ordinary income	$—	$0.8316	$0.3541
Long-term capital gain (1)	1.8200	—	0.5145
Return of capital	—	0.9084	0.7914
Total per common share outstanding	$1.8200	$1.7400	$1.6600

(1) Unrecaptured Sec. 1250 gains of $0.4008 and $0.5383 were reported for the years ended December 31, 2018 and 2016, respectively. There was no unrecaptured Sec. 1250 gain reported for the year ended December 31, 2017.

5. Acquisitions and Joint Venture Investments

Asset Acquisitions

The Company adopted ASU 2017-01 prospectively to any property acquisition transactions that occurred subsequent to January 1, 2017.  Under the new standard, the Company expects that most property acquisitions will be accounted for as asset acquisitions rather than business combinations.

Presale Development Projects: During the year ended December 31, 2018, the Company entered into two presale agreements to purchase two properties under development. The Company is obligated to purchase the properties for approximately $107.3 million, which includes the contractual purchase price and the cost of elected upgrades, as long as the developer meets certain construction completion deadlines and other closing conditions.  As a part of the presale agreements, the Company has the option to elect not to purchase the asset, which would result in the Company paying a significant penalty if the developer is not in default under the terms of the presale agreement.

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

Property Acquisitions: During the third quarter of 2017, the Company executed an agreement to acquire a portfolio of seven student housing properties from affiliates of Core Spaces and DRW Real Estate Investments (the “Core Transaction”).  The transaction included the purchase of 100% of the ownership interests in two operating properties, the purchase of partial ownership interests in two operating properties that completed construction and commenced operations in Fall 2017, and the purchase of partial ownership interests in three properties that completed construction and commenced operations in Fall 2018. The purchase of partial ownership interests was made through a joint venture arrangement. In total, the Core Transaction properties contain 3,776 beds.  The initial investment made at closing was $306.0 million and the Company increased its investment by $130.6 million in Fall 2018. The purchase of the remaining ownership interests in the properties of approximately $154.0 million is anticipated to be completed in Fall 2019.

During the year ended December 31, 2017, the Company acquired three owned properties containing 1,240 beds for a total purchase price of approximately $222.9 million as well as 100% of the ownership interests in two operating properties as part of the Core

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Transaction described above for $146.1 million. Total cash consideration was approximately $222.3 million for the three owned properties and $144.3 million for the ownership interests acquired as a part of the Core Transaction. The difference between the contracted purchase price and the cash consideration is due to other assets and liabilities that were not part of the contractual purchase price, but were acquired in the transactions, as well as transaction costs capitalized as part of the acquisitions.
Land Acquisitions: In August 2018, the Company purchased a land parcel for a total purchase price of approximately $16.6 million. Total cash consideration was approximately $16.5 million. During the year ended December 31, 2017, the Company purchased five land parcels with a fair value of $12.0 million for total cash consideration of approximately $8.9 million. The difference between the fair value of the land and the cash consideration represents non-cash consideration. In addition, during the year ended December 31, 2017, the Company made an initial investment of $9.0 million in a joint venture that holds a land parcel with fair value of $12.0 million.

Business Combinations

As discussed above, properties acquired prior to January 1, 2017 were accounted for as business combinations.

2016 Acquisition Activity: During the year ended December 31, 2016, the Company acquired two properties containing 709 beds for a total purchase price of approximately $63.1 million and secured two in-process development properties containing 1,333 beds for approximately $39.6 million. Total cash consideration was approximately $102.8 million. The difference between the contracted purchase price and the cash consideration is due to other assets and liabilities that were not part of the contractual purchase price, but were acquired in the transactions.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Property Dispositions

Property Dispositions

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
			1,338

During the year ended December 31, 2017, the Company sold one property, containing 657 beds, for approximately $25.0 million, resulting in net proceeds of approximately $24.5 million. The net loss on this disposition totaled approximately $0.6 million. Concurrent with the classification of this property as held for sale in December 2016, the Company reduced the property’s carrying amount to its estimated fair value less estimated selling costs and recorded an impairment charge of $4.9 million.

In 2016, the Company sold 21 properties for a total sales price of approximately $581.8 million, resulting in net proceeds of approximately $571.4 million. The net gain on these dispositions totaled approximately $21.2 million.

Joint Venture Activity

In May 2018, the Company executed an agreement to enter into a joint venture arrangement with Allianz Real Estate (the “ACC / Allianz Joint Venture Transaction”). The transaction included the sale of a partial ownership interest in a portfolio of seven owned properties, containing 4,611 beds, through a joint venture arrangement. The joint venture transaction involved the joint venture partner making a cash contribution of approximately $373.1 million in exchange for a 45% ownership interest. As part of the transaction, the joint venture issued $330 million of secured mortgage debt. For further discussion refer to Note 10.

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

7. Investments in Owned Properties

Owned properties, both wholly-owned and those owned through investments in VIEs, consisted of the following:

	December 31, 2018	December 31, 2017
Land (1)	$653,522	$646,991
Buildings and improvements	6,486,106	6,096,527
Furniture, fixtures and equipment	371,429	348,828
Construction in progress	302,902	393,045
	7,813,959	7,485,391
Less accumulated depreciation	(1,230,562)	(1,035,027)
Owned properties, net	$6,583,397	$6,450,364

(1)
The land balance above includes undeveloped land parcels with book values of approximately $54.5 million and $38.0 million as of December 31, 2018 and 2017, respectively. It also includes land totaling approximately $10.3 million and $29.9 million as of December 31, 2018 and 2017, respectively, related to properties under development.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. On-Campus Participating Properties

The Company is a party to five ground/facility lease agreements (“Leases”) with three university systems (each, a “Lessor”) for the purpose of developing, constructing, and operating five student housing facilities on university campuses. Under the terms of the Leases, title to the constructed facilities is held by the applicable Lessor and such Lessor receives a de minimis base rent paid at inception and 50% of defined net cash flows on an annual basis through the term of the lease.  The Leases with the Texas A&M University and University of Houston systems terminate upon the earlier to occur of the final repayment of the related debt, the amortization period of which is contractually stipulated, or the end of the lease term. The Lease with West Virginia University has an initial term of 40 years with two 10-year extensions at the Company’s option.

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

On-campus participating properties are as follows:

	Lease	Required Debt	Historical Cost – December 31,
Lessor/University	Commencement	Repayment	2018	2017
Texas A&M University System / Prairie View A&M University (1)	2/1/1996	9/1/2023	$45,661	$44,364
Texas A&M University System / Texas A&M International	2/1/1996	9/1/2023	6,982	6,923
Texas A&M University System / Prairie View A&M University (2)	10/1/1999	8/31/2025	28,451	27,802
		8/31/2028
University of Houston System / University of Houston (3)	9/27/2000	8/31/2035	36,178	36,062
West Virginia University / West Virginia University	7/16/2013	7/16/2045	45,290	44,845
			162,562	159,996
Less accumulated amortization			(84,925)	(78,192)
On-campus participating properties, net			$77,637	$81,804

(1)	Consists of three phases placed in service between 1996 and 1998.

(2)	Consists of two phases placed in service in 2000 and 2003.

(3)	Consists of two phases placed in service in 2001 and 2005.

9. Noncontrolling Interests

Interests in Consolidated Real Estate Joint Ventures and Presale Arrangements

Noncontrolling interests - partially owned properties: As of December 31, 2018, the Operating Partnership consolidates four joint ventures that own and operate ten owned off-campus properties, including the ACC / Allianz Joint Venture Transaction discussed in Note 6. Additionally, the Company has entered into two presale agreements to purchase two in-process development properties. The portion of net assets attributable to the third-party partners in these arrangements is classified as “noncontrolling interests - partially owned properties” within equity and capital on the accompanying consolidated balance sheets of ACC and the Operating Partnership, respectively.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Redeemable noncontrolling interests (ACC) / redeemable limited partners (Operating Partnership): As part of the Core Transaction discussed in Note 5, the Company entered into two joint ventures (the "Core Joint Ventures") in the third quarter of 2017. The Company is consolidating these joint ventures and the noncontrolling interest holder in each of these consolidated joint ventures has the option to redeem its noncontrolling interest in the entities through the exercise of put options. The options will be exercisable in the third and fourth quarter of 2019, and the redemption price is based on the fair value of the properties at the time of option exercise. As the exercise of the options is outside of the Company’s control, the portion of net assets attributable to the third-party partner in each of the Core Joint Ventures is classified as “redeemable noncontrolling interests” and “redeemable limited partners” in the mezzanine section of the accompanying consolidated balance sheets of ACC and the Operating Partnership, respectively. During the year ended December 31, 2018, the redemption value of redeemable noncontrolling interests increased by $68.7 million due to a change in the fair value of the net assets held by the joint ventures that are part of the Core Transaction primarily as a result of the underlying properties becoming operational during the third quarter and the leasing results for the 2018-2019 academic year. The corresponding offset for the adjustment to the redemption value is recorded in additional paid in capital. The Company’s fair value analysis of the properties incorporates information obtained from a number of sources, including the Company’s analysis of comparable properties in the Company’s portfolio, estimations of net operating results of the properties, capitalization rates, discount rates, and other market data. As the change in redemption value is based on fair value, there is no effect on the Company’s earnings per share. For further discussion on accounting for changes in redemption value, refer to Note 2.

The third-party partners’ share of the income or loss of the joint ventures described above is calculated based on the partners’ economic interest in the joint ventures, is included in “net income attributable to noncontrolling interests” on the consolidated statements of comprehensive income of ACC and is reported as “net income attributable to noncontrolling interests - partially owned properties” on the consolidated statements of comprehensive income of the Operating Partnership.

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

As of December 31, 2018 and 2017, respectively, approximately 0.5% and 0.8% of the equity interests of the Operating Partnership were held by owners of Common OP Units and Preferred OP Units not held by ACC or ACC Holdings. During the year ended December 31, 2018 and 2017, 412,343 and 22,000 Common OP Units were converted into an equal number of shares of ACC’s common stock, respectively.

Below is a table summarizing the activity of redeemable noncontrolling interests (ACC) / redeemable limited partners (Operating Partnership) for the years ended December 31, 2018 and 2017, which includes both the redeemable joint venture partners and OP Units discussed above:

Balance, December 31, 2016	$55,078
Net income	654
Distributions	(77,031)
Conversion of redeemable limited partner units into shares of ACC common stock	(154)
Contributions from noncontrolling interests	162,794
Adjustments to reflect redeemable noncontrolling interests at fair value	(9,172)
Balance, December 31, 2017	$132,169
Net income	936
Distributions	(1,516)
Conversion of redeemable limited partner units into shares of ACC common stock	(13,334)
Contributions from noncontrolling interests	112
Adjustments to reflect redeemable noncontrolling interests at fair value	66,079
Balance, December 31, 2018	$184,446

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Debt

A summary of the Company’s outstanding consolidated indebtedness, including unamortized debt premiums and discounts, is as follows:

	December 31,
	2018	2017
Debt secured by owned properties:
Mortgage loans payable:
Unpaid principal balance	$727,163	$496,557
Unamortized deferred financing costs	(1,757)	(2,144)
Unamortized debt premiums	11,579	19,006
	736,985	513,419
Construction loans payable (1)	22,207	51,780
Unamortized deferred financing costs	(480)	(888)
	758,712	564,311
Debt secured by on-campus participating properties:
Mortgage loans payable (2)	67,867	69,776
Bonds payable	27,030	30,575
Unamortized deferred financing costs	(525)	(642)
	94,372	99,709
Total secured mortgage, construction and bond debt	853,084	664,020
Unsecured notes, net of unamortized OID and deferred financing costs (3)	1,588,446	1,585,855
Unsecured term loans, net of unamortized deferred financing costs (4)	198,769	647,044
Unsecured revolving credit facility	387,300	127,600
Total debt, net	$3,027,599	$3,024,519

(1)
Construction loans payable relates to construction loans partially financing the development of two presale development properties. These properties are owned by entities determined to be VIEs for which the Company is the primary beneficiary. The creditors of these construction loans do not have recourse to the assets of the Company.

(2)	The creditors of mortgage loans payable related to on-campus participating properties do not have recourse to the assets of the Company.

(3)
Includes net unamortized original issue discount (“OID”) of $1.6 million at December 31, 2018 and $1.9 million at December 31, 2017, and net unamortized deferred financing costs of $10.0 million at December 31, 2018 and $12.2 million at December 31, 2017.

(4)	Includes net unamortized deferred financing costs of $1.2 million at December 31, 2018 and $3.0 million at December 31, 2017.

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

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Mortgage and construction loans payable, excluding debt premiums and discounts, consisted of the following as of December 31, 2018:

			December 31, 2018
	Principal Outstanding		Weighted	Weighted	Number of
	December 31,		Average	Average Years	Properties
	2018	2017	Interest Rate	to Maturity	Encumbered
Fixed Rate:
Mortgage loans payable (1)	$683,615	$566,333	4.61%	6.0 Years	19
Variable Rate:
Mortgage & construction loans payable (2)	133,622	51,780	4.44%	8.4 Years	4
Total	$817,237	$618,113	4.58%	6.4 Years	23

(1)	Fixed rate mortgage loans payable mature at various dates from 2019 through 2028 and carry interest rates ranging from 4.00% to 6.43% at December 31, 2018.

(2)
Variable rate construction loans mature upon completion of the development projects in Fall 2019 and carry interest rates based on LIBOR plus a spread, which translate into interest rates ranging from 5.16% to 5.35% at December 31, 2018.

 During the year ended December 31, 2018, the following transactions occurred:

	Mortgage Loans Payable (1)	Construction Loans Payable
Balance, December 31, 2017	$566,333	$51,780
Additions:
Origination of debt - ACC/Allianz JV	330,000	—
Draws under advancing construction notes payable	—	100,882
Deductions:
Pay-off of mortgage notes payable due to disposition (2)	(45,516)	—
Pay-off and extinguishment of mortgage notes payable (3)	(47,626)	—
Pay-off of construction debt(4)	—	(130,455)
Scheduled repayments of principal	(8,161)	—
Balance, December 31, 2018	$795,030	$22,207

(1)	Balance excludes unamortized debt premiums and discounts.

(2)	The Company paid off fixed rate mortgage debt relating to the disposition of one owned property and transition of one owned property into the ACC/Allianz joint venture.

(3)
The Company paid off one fixed rate mortgage loan nearing maturity at one owned property and had one loan extinguished, as planned, as a part of the unwinding of a New Market Tax Credit ("NMTC") structure at a second owned property. The unwinding of the NMTC resulted in a gain of $8.7 million.

(4)	Includes the payoff of $111.2 million associated with the Core Transaction and $19.3 million related to one presale development property.

In May 2017, the lender of the non-recourse mortgage loan secured by Blanton Common, a property located near Valdosta State University which was inherited as part of the GMH student housing transaction in 2008, sent a formal notice of default and initiated foreclosure proceedings. The property generated insufficient cash flow to cover the debt service on the mortgage, which had a balance of $27.4 million at default and a contractual maturity date of August 2017.  In May 2017, the lender began receiving the net operating cash flows of the property each month in lieu of scheduled monthly mortgage payments. In August 2017, the property transferred to receivership and a third-party manager began managing the property on behalf of the lender. As of December 31, 2018, the Company was cooperating with the lender to allow for a consensual foreclosure process upon which the property will be surrendered to the lender in satisfaction of the mortgage loan. In June 2017, the Company recorded an impairment charge for this property of $15.3 million.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Bonds Payable

Three of the on-campus participating properties are 100% financed with outstanding project-based taxable bonds.  Under the terms of these financings, one of the Company’s special purpose subsidiaries publicly issued three series of taxable bonds and loaned the proceeds to three special purpose subsidiaries that each hold a separate leasehold interest.  The bonds encumbering the leasehold interests are non-recourse, subject to customary exceptions.  Although a default in payment by these special purpose subsidiaries could result in a default under one or more series of bonds, indebtedness of any of these special purpose subsidiaries is not cross-defaulted or cross-collateralized with indebtedness of the Company, the Operating Partnership or other special purpose subsidiaries.  Repayment of principal and interest on these bonds is insured by MBIA, Inc.  Interest and principal are paid semi-annually and annually, respectively, through maturity.  Covenants include, among other items, budgeted and actual debt service coverage ratios.  As of December 31, 2018, the Company was in compliance with all such covenants.

Bonds payable at December 31, 2018 consisted of the following:

			Principal	Weighted		Required
Series	Mortgaged Facilities Subject to Leases	Original	December 31, 2018	Average Rate	Maturity Date	Monthly Debt Service
1999	University Village-PVAMU/TAMIU	$39,270	$14,560	7.76%	September 2023	$302
2001	University College–PVAMU	20,995	10,020	7.62%	August 2025	158
2003	University College–PVAMU	4,325	2,450	6.20%	August 2028	28
	Total/weighted average rate	$64,590	$27,030	7.57%		$488

Unsecured Notes

The Company has issued the following senior unsecured notes:

Date Issued	Amount	% of Par Value	Coupon	Yield		Original Issue Discount	Term (Years)
April 2013	$400,000	99.659	3.750%	3.791%		$1,364	10
June 2014	400,000	99.861	4.125%	4.269%	(1)	556	10
September 2015	400,000	99.811	3.350%	3.391%		756	5
October 2017	400,000	99.912	3.625%	3.635%		352	10
	$1,600,000					$3,028

(1)	The yield includes effect of the amortization of the interest rate swap terminations.

The notes are fully and unconditionally guaranteed by the Company.  Interest on the notes is payable semi-annually. The total unamortized original issue discount was approximately $1.6 million and $1.9 million as of December 31, 2018 and 2017, respectively, and is included in unsecured notes on the accompanying consolidated balance sheets. Amortization of approximately $0.4 million, $0.3 million, and $0.3 million for the years ended December 31, 2018, 2017, and 2016, respectively, was calculated using the effective-interest method and is included in interest expense on the accompanying consolidated statements of comprehensive income. The terms of the unsecured notes include certain financial covenants that require the Operating Partnership to limit the amount of total debt and secured debt as a percentage of total asset value, as defined.  In addition, the Operating Partnership must maintain a minimum ratio of unencumbered asset value to unsecured debt, as well as a minimum interest coverage level. As of December 31, 2018, the Company was in compliance with all such covenants.

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

The unsecured revolving credit facility bears interest at a variable rate, at the Company’s option, based upon a base rate of one-, two-, three- or six-month LIBOR, plus, in each case, a spread based upon the Company’s investment grade rating from either Moody’s Investor Services, Inc. or Standard & Poor’s Rating Group. Additionally, the Company is required to pay a facility fee

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of 0.20% per annum on the $700 million revolving credit facility.  As of December 31, 2018, the revolving credit facility bore interest at a weighted average annual rate of 3.66% (2.46% + 1.00% spread + 0.20% facility fee), and availability under the revolving credit facility totaled $312.7 million.

The terms of the unsecured credit facility include certain restrictions and covenants, which limit, among other items, the incurrence of additional indebtedness and liens.  The facility contains customary affirmative and negative covenants and also contains financial covenants that, among other things, require the Company to maintain certain maximum leverage ratios and minimum ratios of “EBITDA” (earnings before interest, taxes, depreciation and amortization) to fixed charges.  The financial covenants also include a minimum asset value requirement, a maximum secured debt ratio, and a minimum unsecured debt service coverage ratio.  As of December 31, 2018, the Company was in compliance with all such covenants.

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

In June 2017, the Company entered into an Unsecured Term Loan Credit Agreement (the “New Term Loan II Facility”) totaling $200 million. The maturity date of the New Term Loan II Facility is June 2022. The agreement has an accordion feature that allows the Company to expand the amount by up to an additional $100 million, subject to the satisfaction of certain conditions. The weighted average annual rate on the New Term Loan II Facility was 3.48% (2.38% + 1.10% spread) at December 31, 2018.

The terms of the term loan facilities described above include certain restrictions and covenants consistent with those of the unsecured revolving credit facility discussed above. As of December 31, 2018, the Company was in compliance with all such covenants.

Debt Maturities

The following table summarizes the stated debt maturities and scheduled amortization payments, excluding debt premiums and discounts, for each of the five years subsequent to December 31, 2018 and thereafter:

2019	$131,500	(1)
2020	446,073
2021	196,913
2022	619,609
2023	407,538
Thereafter	1,229,934
	$3,031,567

(1)
2019 includes $22.2 million related to construction loans used to finance the development and construction of two in-process development properties held by entities determined to be VIEs. These loans are an obligation of the third-party developers and will be paid off with proceeds from the Company’s investment in the properties, which is expected to occur upon the successful completion and delivery of the properties in Fall 2019 (see Note 5 and Note 16).

Other than with regard to the non-recourse mortgage loan secured by Blanton Common, as discussed above, payment of principal and interest were current at December 31, 2018.  Certain of the mortgage notes and bonds payable are subject to prepayment penalties.

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

There was no activity under the Company’s ATM Equity Program during the year ended December 31, 2018. The following table presents activity under the Company’s ATM Equity Program during the year ended December 31, 2017:

Year Ended December 31,
2017
Total net proceeds	$188,538
Commissions paid to sales agents	$2,374
Weighted average price per share	$48.34
Shares of common stock sold	3,949,356

As of December 31, 2018, the Company had $500.0 million available for issuance under its ATM Equity Program.

In 2015, the Company established a Non-Qualified Deferred Compensation Plan (“Deferred Compensation Plan”) maintained for the benefit of select employees and members of the Company’s Board of Directors, in which vested share awards (see Note 12), salary and other cash amounts earned may be deposited. Deferred Compensation Plan assets are held in a rabbi trust, which is subject to the claims of the Company’s creditors in the event of bankruptcy or insolvency. The shares held in the Deferred Compensation Plan are classified within stockholders’ equity in a manner similar to the manner in which treasury stock is classified. Subsequent changes in the fair value of the shares are not recognized. During the year ended December 31, 2018, 12,956 shares and 7,131 shares of vested stock were deposited into and withdrawn from the Deferred Compensation Plan, respectively, bringing the total ACC shares held in the Deferred Compensation Plan to 69,603 as of December 31, 2018.
Partners’ Capital – Operating Partnership

In connection with the issuance of common shares under the ATM Equity Program discussed above, ACCOP issued a number of Common OP Units to ACC equivalent to the number of common shares issued by ACC.

12. Incentive Award Plan

In May 2018, the Company’s stockholders approved the American Campus Communities, Inc. 2018 Incentive Award Plan (the “2018 Plan”).  The 2018 Plan replaced the Company’s 2010 Incentive Award Plan (the “2010 Plan”). The 2018 Plan provides for the grant of various stock-based incentive awards to selected employees and directors of the Company and the Company’s affiliates.  The types of awards that may be granted under the 2018 Plan include incentive stock options, nonqualified stock options, restricted stock awards (“RSAs”), restricted stock units (“RSUs”), profits interest units (“PIUs”) and other stock-based awards.  The Company has reserved a total 3.5 million shares of the Company’s common stock for issuance pursuant to the 2018 Plan, subject to certain adjustments for changes in the Company’s capital structure, as defined in the 2018 Plan.  Upon approval of the 2018 Plan, all remaining authorized shares that were not granted under the 2010 Plan were forfeited and are no longer available for issuance as new awards. As of December 31, 2018, 3.5 million shares were available for issuance under the 2018 Plan.

Restricted Stock Units

Upon initial appointment to the Board of Directors and reelection to the Board of Directors at each Annual Meeting of Stockholders, each independent member of the Board of Directors is granted RSUs.  On the Settlement Date, the Company will deliver to the recipients a number of shares of common stock or cash, as determined by the Compensation Committee of the Board of Directors, equal to the number of RSUs held by the recipients.  In addition, recipients of RSUs are entitled to dividend equivalents equal to

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the cash distributions paid by the Company on one share of common stock for each RSU issued, payable currently or on the Settlement Date, as determined by the Compensation Committee of the Board of Directors.

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

A summary of ACC’s RSUs under the Plan for the years ended December 31, 2018 and 2017 and activity during the year then ended is presented below:

	Number of RSUs	Weighted-Average Grant Date Fair Value Per RSU
Outstanding at December 31, 2016	—	$—
Granted	18,221	46.67
Settled in common shares	(16,295)	46.65
Settled in cash	(1,926)	46.76
Outstanding at December 31, 2017	—	—
Granted	27,376	39.45
Settled in common shares	(27,376)	39.45
Outstanding at December 31, 2018	—	—

The Company recognized expense of approximately $1.1 million for the year ended December 31, 2018, and $0.9 million for each of the years ended December 31, 2017 and 2016, respectively, reflecting the fair value of the RSUs issued on the date of grant, and the expense is included in general and administrative expenses on the Company’s consolidated statements of comprehensive income. The weighted-average grant-date fair value for each RSU granted during the year ended December 31, 2016 was $46.81.

Restricted Stock Awards

The Company awards RSAs to its executive officers and certain employees that vest in equal annual installments over a five year period.  Unvested awards are forfeited upon the termination of an individual’s employment with the Company under specified circumstances.  Recipients of RSAs receive dividends, as declared by the Company’s Board of Directors, on unvested shares, provided that the recipient continues to be employed by the Company.  A summary of the Company’s RSAs under the Plan for the years ended December 31, 2018 and 2017 is presented below:

	Number of RSAs	Weighted-Average Grant Date Fair Value Per RSA
Nonvested balance at December 31, 2016	773,101	$41.47
Granted	344,688	48.55
Vested	(193,186)	42.29
Forfeited	(113,733)	42.36
Nonvested balance at December 31, 2017	810,870	$44.16
Granted	357,387	39.41
Vested	(249,102)	43.36
Forfeited	(56,475)	43.64
Nonvested balance at December 31, 2018	862,680	$42.46

The fair value of RSAs is calculated based on the closing market value of the Company’s common stock on the date of grant.  The fair value of these awards is amortized to expense over the vesting periods, which amounted to approximately $11.1 million, $13.1

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

million and $9.3 million for the years ended December 31, 2018, 2017 and 2016, respectively.  The amortization of restricted stock awards for the year ended December 31, 2017 includes $2.4 million of contractual executive separation and retirement charges incurred with regard to the retirement of the Company’s former Chief Financial Officer, representing the June 30, 2017 vesting of 46,976 RSAs, net of shares withheld for taxes, related to the retirement. The weighted-average grant date fair value for each RSA granted and forfeited during the year ended December 31, 2016 was $41.41 and $40.47, respectively.

The total fair value of RSAs vested during the year ended December 31, 2018, was approximately $9.1 million.  Additionally, as of December 31, 2018, the Company had approximately $27.1 million of total unrecognized compensation cost related to these RSAs, which is expected to be recognized over a remaining weighted-average period of 3.2 years.

Per the provisions of the Plan, an employee becomes retirement eligible when (i) the sum of an employee’s full years of service (a minimum of 120 contiguous full months) and the employee’s age on the date of termination (a minimum of 50 years of age) equals or exceeds 70 years (hereinafter referred to as the “Rule of 70”); (ii) the employee gives at least six months prior written notice to the Company of his or her intention to retire; and (iii) the employee enters into a noncompetition agreement and a general release of all claims in a form that is reasonably satisfactory to the Company.  As of December 31, 2018, 15 employees have met the Rule of 70, including the Company’s Chief Executive Officer and President. A total of 271,771 unvested RSAs are held by such employees.  Once the other two conditions of retirement eligibility are met, the shares held by these employees will be subject to accelerated vesting.

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

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements.  To accomplish this objective, the Company primarily uses interest rate swaps and forward starting swaps as part of its interest rate risk management strategy.  Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.  Forward starting swaps are used to protect the Company against adverse fluctuations in interest rates by reducing its exposure to variability in cash flows relating to interest payments on a forecasted issuance of debt. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in other comprehensive income (outside of earnings) and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. Ineffectiveness resulting from the derivative instruments was immaterial for the years ended December 31, 2018, 2017 and 2016.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the Company’s outstanding interest rate swap contracts and forward starting swap contracts which are included in other assets and other liabilities on the accompanying consolidated balance sheets as of December 31, 2018:

Hedged Debt Instrument		Effective Date	Maturity Date	Pay Fixed Rate	Receive Floating Rate Index	Current Notional Amount	Fair Value
Cullen Oaks mortgage loan		Feb 18, 2014	Feb 15, 2021	2.2750%	LIBOR - 1 month	$13,158	$50
Cullen Oaks mortgage loan		Feb 18, 2014	Feb 15, 2021	2.2750%	LIBOR - 1 month	13,294	51
Park Point mortgage loan	(1)	Feb 1, 2019	Jan 16, 2024	2.7475%	LIBOR - 1 month	70,000	(1,038)
Unsecured corporate debt	(2)	Sep 30, 2019	Sep 30, 2029	2.8020%	LIBOR - 3 month	100,000	(634)
Unsecured corporate debt	(2)	Sep 30, 2019	Sep 30, 2029	2.8025%	LIBOR - 3 month	50,000	(316)
Unsecured corporate debt	(2)	Sep 30, 2019	Sep 30, 2029	2.7990%	LIBOR - 3 month	50,000	(299)
					Total	$296,452	$(2,186)

(1)
In October 2018, the remaining previous interest rate swaps on the Park Point mortgage loan expired and the remaining immaterial balance in accumulated other comprehensive income was reclassified into earnings. A new forward starting swap was entered into in December 2018.

(2)	Represents forward starting swaps to hedge forecasted issuances of unsecured debt.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of December 31, 2018 and 2017:

	Asset Derivatives			Liability Derivatives
		Fair Value as of			Fair Value as of
Description	Balance Sheet Location	December 31, 2018	December 31, 2017	Balance Sheet Location	December 31, 2018	December 31, 2017

Interest rate swap contracts	Other assets	$101	$87	Other liabilities	$—	$191
Forward starting swap contracts	Other assets	—	—	Other liabilities	2,287	—
Total derivatives designated as hedging instruments		$101	$87		$2,287	$191

14. Fair Value Disclosures

Financial Instruments Carried at Fair Value

The Company follows the authoritative guidance for financial assets and liabilities, which establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. The authoritative guidance requires disclosure about how fair value is determined for assets and liabilities and establishes a hierarchy by which these assets and liabilities must be categorized, based on significance of inputs.

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

In instances in which the inputs used to measure fair value may fall into different levels of the fair value hierarchy, the level in the fair value hierarchy within which the fair value measurement in its entirety has been determined is based on the lowest level input significant to the fair value measurement in its entirety.  The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

The following table presents information about the Company’s financial instruments measured at fair value on a recurring basis as of December 31, 2018 and 2017, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fair Value Measurements as of
	December 31, 2018				December 31, 2017
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Derivative financial instruments	$—	$101	$—	$101	$—	$87	$—	$87
Liabilities:
Derivative financial instruments	$—	$2,287	$—	$2,287	$—	$191	$—	$191
Mezzanine:
Redeemable noncontrolling interests (Company)/Redeemable limited partners (Operating Partnership)	$—	$27,828	$156,618	$184,446	$—	$44,503	$87,666	$132,169

The OP Unit component of redeemable noncontrolling interests has a redemption feature and is marked to its redemption value when the redemption value exceeds the original issue price.  The redemption value is based on the fair value of the Company’s common stock at the redemption date and therefore, is calculated based on the fair value of the Company’s common stock at the balance sheet date.  Since the valuation is based on observable inputs such as quoted prices for similar instruments in active markets, these instruments are classified in Level 2 of the fair value hierarchy.

As discussed in Note 9, the redemption value of the redeemable noncontrolling interest increased by $68.7 million during the year ended December 31, 2018.  The redemption value is based on the fair value of the underlying properties held by the joint ventures.  This analysis incorporates information obtained from a number of sources, including the Company’s analysis of comparable properties in the Company’s portfolio, estimations of net operating results of the properties, capitalization rates, discount rates, and other market data. The Company has determined these estimates are primarily based upon unobservable inputs and therefore are considered to be Level 3 inputs within the fair value hierarchy. Refer to Note 9 for the activity related to the noncontrolling interest during the year ended December 31, 2018 and 2017. The Company had no transfers between Levels 1, 2 or 3 during the periods presented.

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

Mortgage Loans Payable: The fair value of mortgage loans payable is based on the present value of the cash flows at current market interest rates through maturity.  The Company has concluded the fair value of these financial instruments utilize Level 2 inputs as the majority of the significant inputs used to value these instruments fall within Level 2 of the fair value hierarchy. The Company estimates that the carrying value of variable rate mortgages approximates fair value due to the variable interest rate features of these instruments. Fixed rate mortgage fair values are included in the table below.

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

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below contains the estimated fair value and related carrying amounts for the Company’s financial instruments as of December 31, 2018 and 2017:

	December 31, 2018			December 31, 2017
	Estimated Fair Value	Carrying Amount		Estimated Fair Value	Carrying Amount
Assets:
Loans receivable	$50,993	$54,611		$54,140	$57,948
Liabilities:
Unsecured notes	$1,566,900	$1,588,446	(1)	$1,620,839	$1,585,855	(1)
Mortgage loans payable	$668,911	$693,384	(2)	$571,676	$582,927	(2)
Bonds payable	$28,805	$26,741	(3)	$32,552	$30,201	(3)

(1)	Includes net unamortized OID and net unamortized deferred financing costs (see Note 10).

(2)
Includes net unamortized debt premiums and discounts and net unamortized deferred financing costs (see Note 10). Does not include two variable rate mortgage loans with a combined principal balance of $111.4 million as of December 31, 2018.

(3) Includes net unamortized deferred financing costs (see Note 10).

15. Lease Commitments

As discussed in Note 2, the Company as lessee has entered into lease agreements with university systems and other third parties for the purpose of financing, constructing and operating student housing properties. Under the terms of the ground and facility leases, the lessor may receive annual minimum rent, variable rent based upon the operating performance of the property, or a combination thereof.  The Company records rent under the straight-line method over the term of the lease and any difference between the straight-line rent amount and amount payable under the lease terms is recorded as prepaid or deferred rent.  Straight-line rent is capitalized during the construction period and expensed upon the commencement of operations.

Owned On-Campus Properties

Under its ACE program, the Company has entered into ground/facility lease agreements to finance, construct, and manage 34 student housing properties (see Note 2 for details).  As of December 31, 2018 and 2017, net prepaid ground rent totaled approximately $6.9 million and $8.4 million, respectively, and is included in other assets on the accompanying consolidated balance sheets. Under these ground/facility leases, the Company recognized rent expense of approximately $8.9 million, $7.4 million and $6.2 million for the years ended December 31, 2018, 2017 and 2016, respectively, and capitalized rent of approximately $2.3 million, $2.0 million and $0.7 million for the years ended December 31, 2018, 2017 and 2016, respectively. Rent expense is included in ground/facility leases expense in the accompanying consolidated statements of comprehensive income.

On-Campus Participating Properties

The Company is a party to five ground/facility lease agreements with three university systems for the purpose of developing, constructing, and operating five student housing facilities on university campuses. Under the terms of the agreements, the lessor receives 50% of defined net cash flows on an annual basis through the term of the lease (see Note 2 and Note 8 for details). Under these leases, the Company recognized rent expense of approximately $2.9 million, $2.8 million and $3.0 million for the years ended December 31, 2018, 2017 and 2016, respectively. Rent expense is included in ground/facility leases expense in the accompanying consolidated statements of comprehensive income.

Other Leases

The Company has entered into ground lease agreements with third parties for the purpose of constructing and operating certain of its owned off-campus student housing properties.  As of December 31, 2018 and 2017, net deferred ground rent totaled approximately $4.2 million and $3.6 million, respectively, and is included in other liabilities on the accompanying consolidated balance sheets. Under these ground leases, the Company recognized rent expense of approximately $3.0 million, $2.4 million and $2.2 million for the years ended December 31, 2018, 2017 and 2016, respectively. Rent expense is included in owned properties operating expenses in the accompanying consolidated statements of comprehensive income.

In addition, the Company has entered into a lease for corporate office space beginning January 2011, and expiring December 2020, as well as a lease for expansion space for its corporate office beginning December 2016 and expiring March 2024. The terms of

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the leases provide for a period of free rent, scheduled rental rate increases, and common area maintenance charges upon expiration of the free rent period. The Company also has various operating leases for furniture, office and technology equipment, which expire through 2023.

There were no capital lease obligations outstanding as of December 31, 2018. Future minimum commitments over the life of all leases, which exclude variable rent payments, are as follows:

Operating
2019	$9,463
2020	12,092
2021	16,653
2022	18,999
2023	18,903
Thereafter	1,042,842
Total minimum lease payments	$1,118,952

16. Commitments and Contingencies

Commitments

Construction Contracts: As of December 31, 2018, excluding two properties under construction and subject to presale arrangements which are being funded by construction loans, the Company estimates additional costs to complete five owned development projects under construction to be approximately $479.7 million.

Joint Ventures: As discussed in Note 5, as part of the Core Transaction, the Company entered into two joint ventures during the third quarter of 2017. As part of this transaction, the Company is obligated to increase its investment in the joint ventures over a two year period. As of December 31, 2018, the remaining funding commitment was approximately $154.0 million.

Presale Development Projects: The Company has entered into two presale agreements to purchase properties which will be completed in Fall 2019. Total estimated development costs of approximately $107.3 million include the purchase price and elected upgrades, of which $89.6 million remains to be funded as of December 31, 2018. The Company is obligated to purchase the properties as long as the developer meets certain construction completion deadlines and other closing conditions. As a part of the presale agreements, the Company has the option to elect not to purchase the asset, which would result in the Company paying a significant penalty if the developer is not in default under the terms of the presale agreement. The Company is responsible for leasing, management, and initial operations of the project while the third-party developer retains development risk during the construction period. See Note 5 for further discussion.

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

Under project cost guarantees, the Company is responsible for the construction cost of a project in excess of an approved budget. The budget consists primarily of costs included in the general contractors’ guaranteed maximum price contract (“GMP”). In most cases, the GMP obligates the general contractor, subject to force majeure and approved change orders, to provide completion date guarantees and to cover cost overruns and liquidated damages. In addition, the GMP is in certain cases secured with payment and performance bonds. Project cost guarantees expire upon completion of certain developer obligations, which are normally satisfied within one year after completion of the project.  The Company’s estimated maximum exposure amount under the above guarantees

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

is approximately $14.0 million as of December 31, 2018.  As of December 31, 2018, management did not anticipate any material deviations from schedule or budget related to third-party development projects currently in progress.

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

As a part of the development agreement with Walt Disney® World Resort, the Company has guaranteed the completion of construction of approximately $614.6 million to be delivered in phases from 2020 to 2023. In addition, the Company is subject to a development guarantee in the event that the substantial completion of a project phase is delayed beyond its respective targeted delivery date, except in circumstances resulting in unavoidable delays. The agreement dictates that the Company shall pay damages of $20 per bed for each day of delay for any Disney College Internship Program participant who was either scheduled to live in the delayed phase as well as any participant who was not able to participate in the program due to the lack of available housing and would have otherwise been housed in the delayed phase. Under the agreement, the maximum exposure related to the Disney project assuming all beds are not delivered on their respective delivery date is approximately $0.2 million per day.

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
Other Guarantee: In 2017, as part of the purchase of an undeveloped land parcel, the Company entered into an agreement to construct a commercial retail space within a project under development that will be conveyed back to the seller upon construction completion.  If the construction of the retail space is not completed in accordance with the agreement, the Company is required to pay liquidated damages of $2.1 million. As of December 31, 2018, management anticipates completing construction of the retail space in accordance with the agreement.

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

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. Segments

The Company defines business segments by their distinct customer base and service provided.  The Company has identified four reportable segments: Owned Properties, On-Campus Participating Properties, Development Services, and Property Management Services.  Management evaluates each segment’s performance based on operating income before depreciation, amortization and noncontrolling interests.

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

	Year Ended December 31,
	2018	2017	2016
Owned Properties
Rental revenues and other income	$829,119	$741,909	$738,598
Interest income	1,436	1,545	1,170
Total revenues from external customers	830,555	743,454	739,768
Operating expenses before depreciation, amortization, and ground/facility lease expense	(373,521)	(332,429)	(337,296)
Ground/facility lease expense	(8,927)	(7,372)	(6,158)
Interest expense, net (1)	(14,742)	(3,659)	(18,552)
Operating income before depreciation and amortization	$433,365	$399,994	$377,762
Depreciation and amortization	$253,843	$223,939	$200,934
Capital expenditures	$546,147	$617,552	$485,726
Total segment assets at December 31,	$6,841,222	$6,691,758	$5,672,360

On-Campus Participating Properties
Rental revenues and other income	$34,596	$33,945	$33,433
Interest income	133	65	10
Total revenues from external customers	34,729	34,010	33,443
Operating expenses before depreciation, amortization, and ground/facility lease expense	(14,602)	(14,384)	(13,447)
Ground/facility lease expense	(2,928)	(2,841)	(3,009)
Interest expense, net (1)	(5,098)	(5,264)	(5,539)
Operating income before depreciation and amortization	$12,101	$11,521	$11,448
Depreciation and amortization	$7,820	$7,536	$7,343
Capital expenditures	$3,654	$3,533	$2,944
Total segment assets at December 31,	$93,917	$100,031	$103,256

Development Services
Development and construction management fees	$7,281	$10,761	$4,606
Operating expenses	(8,031)	(7,618)	(7,530)
Operating (loss) income before depreciation and amortization	$(750)	$3,143	$(2,924)
Total segment assets at December 31,	$10,087	$6,726	$2,601

Property Management Services
Property management fees from external customers	$9,814	$9,832	$9,724
Operating expenses	(7,428)	(7,607)	(7,003)
Operating income before depreciation and amortization	$2,386	$2,225	$2,721
Total segment assets at December 31,	$6,426	$7,576	$7,997

Reconciliations
Total segment revenues and other income	$882,379	$798,057	$787,541
Unallocated interest income earned on investments and corporate cash	3,265	3,335	4,301
Total consolidated revenues, including interest income	$885,644	$801,392	$791,842

Segment operating income before depreciation and amortization	$447,102	$416,883	$389,007
Depreciation and amortization	(269,019)	(239,574)	(217,907)
Net unallocated expenses relating to corporate interest and overhead	(110,660)	(90,250)	(72,788)
Gain (loss) from disposition of real estate	42,314	(632)	21,197
Provision for real estate impairment	—	(15,317)	(4,895)
Other operating and nonoperating income	3,949	—	—
Gain (loss) from extinguishment of debt, net	7,867	—	(12,841)
Income tax provision	(2,429)	(989)	(1,150)
Net income	$119,124	$70,121	$100,623
Total segment assets	$6,951,652	$6,806,091	$5,786,214
Unallocated corporate assets	87,194	91,279	79,699
Total assets at December 31,	$7,038,846	$6,897,370	$5,865,913

(1)	Net of capitalized interest and amortization of debt premiums.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. Quarterly Financial Information (Unaudited)

American Campus Communities, Inc.

The information presented below represents the quarterly consolidated financial results of the Company for the years ended December 31, 2018 and 2017.

	2018
	1st Quarter	2nd Quarter		3rd Quarter	4th Quarter	Total
Total revenues	$220,409	$201,059		$213,469	$245,873	$880,810
Operating income	50,406	73,168	(1)	21,501	67,520	212,595	(1)

Net income (loss)	26,250	45,990		(2,737)	49,621	119,124
Net (income) loss attributable to noncontrolling interests	(323)	19		392	(2,117)	(2,029)
Net income (loss) attributable to ACC, Inc. and Subsidiaries common stockholders	$25,927	$46,009		$(2,345)	$47,504	$117,095
Net income (loss) attributable to common stockholders per share - basic	$0.19	$0.33		$(0.02)	$0.34	$0.84
Net income (loss) attributable to common stockholders per share - diluted	$0.18	$0.33		$(0.02)	$0.34	$0.84	(2)

	2017
	1st Quarter	2nd Quarter		3rd Quarter	4th Quarter	Total
Total revenues	$192,938	$179,008		$196,938	$227,563	$796,447
Operating income	49,219	11,978	(1)	17,575	63,134	141,906	(1)

Net income (loss)	34,449	(2,653)		(1,233)	39,558	70,121
Net income attributable to noncontrolling interests	(399)	(109)		(79)	(496)	(1,083)
Net income (loss) attributable to ACC, Inc. and Subsidiaries common stockholders	$34,050	$(2,762)		$(1,312)	$39,062	$69,038
Net income (loss) attributable to common stockholders per share - basic and diluted	$0.25	$(0.02)		$(0.01)	$0.28	$0.50
(1) The SEC issued the Disclosure Update and Simplification rule in 2018 to remove inconsistencies between US GAAP and SEC regulations.  This rule is effective November 5, 2018 and eliminates Rule 3-15(a)(1) of Regulation S-X, which requires REITs to present separately all gains and losses on sales of properties outside of continuing operations on the Statement of Comprehensive Income. The adoption of this rule resulted in reclassifications of 2018 and 2017 gains and losses from disposition of real estate from non-operating income to operating income which are reflected in the tables above.

(2)	Net income per share is computed independently for each of the periods presented. Therefore, the sum of quarterly net income per share amounts may not equal the total computed for the year.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

American Campus Communities Operating Partnership, L.P.

The information presented below represents the quarterly consolidated financial results of the Operating Partnership for the years ended December 31, 2018 and 2017.

	2018
	1st Quarter	2nd Quarter		3rd Quarter	4th Quarter	Total
Total revenues	$220,409	$201,059		$213,469	$245,873	$880,810
Operating income	50,406	73,168	(1)	21,501	67,520	212,595	(1)

Net income (loss)	26,250	45,990		(2,737)	49,621	119,124
Net (income) loss attributable to noncontrolling interests	(114)	366		413	(1,880)	(1,215)
Series A preferred unit distributions	(31)	(31)		(31)	(31)	(124)
Net income (loss) available to common unitholders	$26,105	$46,325		$(2,355)	$47,710	$117,785
Net income (loss) per unit attributable to common unitholders - basic	$0.19	$0.33		$(0.02)	$0.34	$0.85	(2)
Net income (loss) per unit attributable to common unitholders - diluted	$0.18	$0.33		$(0.02)	$0.34	$0.84	(2)

	2017
	1st Quarter	2nd Quarter		3rd Quarter	4th Quarter	Total
Total revenues	$192,938	$179,008		$196,938	$227,563	$796,447
Operating income	49,219	11,978	(1)	17,575	63,134	141,906	(1)

Net income (loss)	34,449	(2,653)		(1,233)	39,558	70,121
Net income attributable to noncontrolling interests	(105)	(97)		(57)	(176)	(435)
Series A preferred unit distributions	(31)	(31)		(31)	(31)	(124)
Net income (loss) available to common unitholders	$34,313	$(2,781)		$(1,321)	$39,351	$69,562
Net income (loss) per unit attributable to common unitholders - basic and diluted	$0.25	$(0.02)		$(0.01)	$0.28	$0.50

(1) The SEC issued the Disclosure Update and Simplification rule in 2018 to remove inconsistencies between US GAAP and SEC regulations.  This rule is effective November 5, 2018 and eliminates Rule 3-15(a)(1) of Regulation S-X, which requires REITs to present separately all gains and losses on sales of properties outside of continuing operations on the Statement of Comprehensive Income. The adoption of this rule resulted in reclassifications of 2018 and 2017 gains and losses from disposition of real estate from non-operating income to operating income which are reflected in the table above.

(2)	Net income per share is computed independently for each of the periods presented. Therefore, the sum of quarterly net income per share amounts may not equal the total computed for the year.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19. Subsequent Events

Conversion of Property to OCPP Structure: In January 2019, one property at Prairie View A&M University was converted to the OCCP structure. The entities that own OCPPs are determined to be VIEs. As the Company retained control of the property after the transaction, it was deemed the primary beneficiary. As such, the Company’s contribution of the property to the OCPP was recorded at net book value, and the property continues to be included in the Company’s consolidated financial statements contained herein. Refer to Note 8 for additional details regarding the OCPP structure.

Distributions:  On January 22, 2019, the Company’s Board of Directors declared a distribution per share of $0.46 which was paid on February 15, 2019 to all common stockholders of record as of February 1, 2019.  At the same time, the Operating Partnership paid an equivalent amount per unit to holders of Common Units, as well as the quarterly cumulative preferential distribution to holders of Series A Preferred Units (see Note 9).

Change in Debt Agreement: One $70 million variable rate mortgage loan was swapped to a fixed rate in January 2019, at which time the maturity was extended to January 2024.

Material Definitive Agreement: In February 2019, the Company entered into a First Amendment to the Fifth Amended and Restated Credit Agreement (the "Amendment"). Pursuant to the Amendment, the Company increased the size of its senior unsecured revolving credit facility by $300 million to $1 billion, which may be expanded by up to an additional $200 million upon the satisfaction of certain conditions.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20. Schedule of Real Estate and Accumulated Depreciation

			Initial Cost			Total Costs
	Units	Beds	Land	Buildings and Improvements and Furniture, Fixtures and Equipment	Costs Capitalized Subsequent to Acquisition / Initial Development (1)	Land	Buildings and Improvements and Furniture, Fixtures and Equipment	Total (2)	Accumulated Depreciation	Encumbrances (3)	Year Built (4)
Owned Properties (5)
The Callaway House	173	538	$5,081	$20,499	$7,688	$5,002	$28,266	$33,268	$12,877	$—	1999
The Village at Science Drive	192	732	4,673	19,021	7,077	4,673	26,098	30,771	9,991	—	2000
University Village at Boulder Creek	82	309	1,035	16,393	756	1,035	17,149	18,184	7,158	—	2002
University Village - Fresno	105	406	929	15,168	200	929	15,368	16,297	5,685	—	2004
University Village - Temple	220	749	—	41,119	1,381	—	42,500	42,500	15,475	—	2004
College Club Townhomes	136	544	1,967	16,049	830	1,967	16,879	18,846	6,262	—	2002
University Club Apartments	94	376	1,416	11,848	978	1,416	12,826	14,242	4,719	—	1999
City Parc at Fry Street	136	418	1,902	17,678	3,987	1,902	21,665	23,567	6,957	—	2004
Entrada Real	98	363	1,475	15,859	2,117	1,475	17,976	19,451	6,374	—	2000
University Village at Sweethome	269	828	2,473	34,448	470	2,473	34,918	37,391	12,085	—	2005
University Village - Tallahassee	217	716	4,322	26,225	3,797	4,322	30,022	34,344	10,313	—	1991
Royal Village Gainesville	118	448	2,386	15,153	5,059	2,363	20,235	22,598	5,998	—	1996
Royal Lexington	94	364	2,848	12,783	4,166	2,848	16,949	19,797	5,748	—	1994
Raiders Pass	264	828	3,877	32,445	3,976	3,877	36,421	40,298	12,002	—	2001
Aggie Station	156	450	1,634	18,821	2,973	1,634	21,794	23,428	7,032	—	2003
The Outpost - San Antonio	276	828	3,262	36,252	9,591	3,262	45,843	49,105	13,237	—	2005
Callaway Villas	236	704	3,903	31,953	177	3,903	32,130	36,033	9,934	—	2006
The Village on Sixth Avenue	248	752	2,763	22,480	4,240	2,763	26,720	29,483	8,230	—	1999
Newtown Crossing	356	942	7,013	53,597	(1,046)	7,013	52,551	59,564	15,921	—	2005
Olde Towne University Square	224	550	2,277	24,614	(688)	2,277	23,926	26,203	7,298	—	2005
Peninsular Place	183	478	2,306	16,559	(186)	2,306	16,373	18,679	5,017	—	2005
University Centre	234	838	—	77,378	1,160	—	78,538	78,538	23,524	—	2007
The Summit & Jacob Heights	258	930	2,318	36,464	2,305	2,318	38,769	41,087	11,149	—	2004
GrandMarc Seven Corners	186	440	4,491	28,807	1,601	4,491	30,408	34,899	8,743	—	2000
Aztec Corner	180	606	17,460	32,209	1,927	17,460	34,136	51,596	10,054	—	2001
The Tower at Third	188	375	1,145	19,128	12,071	1,267	31,077	32,344	9,928	—	1973
Willowtree Apartments and Tower	473	851	9,807	21,880	4,005	9,806	25,886	35,692	8,621	—	1970
University Pointe	204	682	989	27,576	4,267	989	31,843	32,832	9,653	—	2004
University Trails	240	684	1,183	25,173	3,566	1,183	28,739	29,922	9,120	—	2003
Campus Trails	156	480	1,358	11,291	4,874	1,358	16,165	17,523	5,171	—	1991
University Crossings (ACE)	260	1,016	—	50,668	41,583	—	92,251	92,251	26,933	—	2003
Vista del Sol (ACE)	613	1,866	—	135,939	5,434	—	141,373	141,373	41,553	—	2008
Villas at Chestnut Ridge	196	552	2,756	33,510	1,800	2,756	35,310	38,066	10,841	—	2008
Barrett Honors College (ACE)	604	1,721	—	131,302	21,760	—	153,062	153,062	43,927	—	2009

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

			Initial Cost			Total Costs
	Units	Beds	Land	Buildings and Improvements and Furniture, Fixtures and Equipment	Costs Capitalized Subsequent to Acquisition / Initial Development (1)	Land	Buildings and Improvements and Furniture, Fixtures and Equipment	Total (2)	Accumulated Depreciation	Encumbrances (3)	Year Built (4)
Sanctuary Lofts	201	487	$2,960	$18,180	$3,934	$2,959	$22,115	$25,074	$7,065	$—	2006
Blanton Common (6)	276	860	3,788	16,759	269	3,788	17,028	20,816	7,762	27,380	2005
The Edge - Charlotte	180	720	3,076	23,395	9,176	3,076	32,571	35,647	9,698	—	1999
University Walk	120	480	2,016	14,599	3,351	2,016	17,950	19,966	5,369	—	2002
Uptown	180	528	3,031	21,685	2,527	3,031	24,212	27,243	6,276	—	2004
2nd Avenue Centre	274	868	4,434	27,236	4,138	4,434	31,374	35,808	9,279	—	2008
Villas at Babcock	204	792	4,642	30,901	208	4,642	31,109	35,751	10,696	—	2011
Lobo Village (ACE)	216	864	—	42,490	868	—	43,358	43,358	10,380	—	2011
Villas on Sycamore	170	680	3,000	24,640	347	3,000	24,987	27,987	9,101	—	2011
University Village Northwest at Prairie View (ACE)	36	144	—	4,228	115	—	4,343	4,343	1,312	—	2011
26 West	367	1,026	21,396	63,994	7,235	21,396	71,229	92,625	16,344	66,938	2008
The Varsity	258	901	11,605	108,529	2,647	11,605	111,176	122,781	22,114	—	2011
Avalon Heights	210	754	4,968	24,345	14,876	4,968	39,221	44,189	8,672	—	2002
University Commons	164	480	12,559	19,010	3,029	12,559	22,039	34,598	5,019	—	2003
Casas del Rio (ACE)	283	1,028	—	40,639	1,697	—	42,336	42,336	15,157	—	2012
The Suites (ACE)	439	878	—	45,296	703	—	45,999	45,999	11,561	—	2013
Hilltop Townhomes (ACE)	144	576	—	31,507	526	—	32,033	32,033	9,571	—	2012
U Club on Frey	216	864	8,703	36,873	1,079	8,703	37,952	46,655	9,635	—	2013
Campus Edge on UTA Boulevard	128	488	2,661	21,233	962	2,663	22,193	24,856	6,597	—	2012
U Club Townhomes on Marion Pugh	160	640	6,722	26,546	1,753	6,722	28,299	35,021	8,648	—	2012
Villas on Rensch	153	610	10,231	33,852	1,239	10,231	35,091	45,322	9,601	—	2012
The Village at Overton Park	163	612	5,262	29,374	1,212	5,262	30,586	35,848	9,213	—	2012
Casa de Oro (ACE)	109	365	—	12,362	242	—	12,604	12,604	4,074	—	2012
The Villas at Vista del Sol (ACE)	104	400	—	20,421	444	—	20,865	20,865	6,837	—	2012
The Block	669	1,555	22,270	141,430	12,932	22,458	154,174	176,632	27,432	94,117	2008
University Pointe at College Station (ACE)	282	978	—	84,657	2,335	—	86,992	86,992	26,616	—	2012
309 Green	110	416	5,351	49,987	4,057	5,351	54,044	59,395	10,304	29,595	2008
The Retreat	187	780	5,265	46,236	3,524	5,265	49,760	55,025	9,755	—	2012
Lofts54	43	172	430	14,741	4,298	430	19,039	19,469	3,630	—	2008
Campustown Rentals	264	746	2,382	40,190	4,144	2,382	44,334	46,716	10,134	—	1982
Chauncey Square	158	386	2,522	40,013	1,874	2,522	41,887	44,409	8,268	—	2011
Texan & Vintage	124	311	5,937	11,906	15,616	5,937	27,522	33,459	5,187	18,796	2008
The Castilian	371	623	3,663	59,772	33,630	3,663	93,402	97,065	19,652	46,052	1967
Bishops Square	134	315	1,206	17,878	1,855	1,206	19,733	20,939	4,426	10,893	2002
Union	54	120	169	6,348	1,025	169	7,373	7,542	1,657	3,402	2006
922 Place	132	468	3,363	34,947	3,320	3,363	38,267	41,630	8,370	—	2009
Campustown	452	1,217	1,818	77,894	6,789	1,818	84,683	86,501	15,887	—	1997

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

			Initial Cost			Total Costs
	Units	Beds	Land	Buildings and Improvements and Furniture, Fixtures and Equipment	Costs Capitalized Subsequent to Acquisition / Initial Development (1)	Land	Buildings and Improvements and Furniture, Fixtures and Equipment	Total (2)	Accumulated Depreciation	Encumbrances (3)	Year Built (4)
River Mill	243	461	$1,741	$22,806	$3,908	$1,741	$26,714	$28,455	$5,688	$—	1972
Landmark	173	606	3,002	118,168	1,352	3,002	119,520	122,522	21,066	—	2012
The Province - Greensboro	219	696	2,226	48,567	1,408	2,226	49,975	52,201	10,090	27,046	2011
RAMZ Apartments on Broad	88	172	785	12,303	650	785	12,953	13,738	2,537	—	2004
The Lofts at Capital Garage	36	144	313	3,581	611	313	4,192	4,505	1,009	—	2000
25Twenty	249	562	2,226	33,429	1,276	2,226	34,705	36,931	7,937	25,222	2011
The Province - Louisville	366	858	4,392	63,068	1,644	4,392	64,712	69,104	13,454	35,168	2009
The Province - Rochester	336	816	3,798	70,955	2,639	3,798	73,594	77,392	14,998	33,036	2010
5 Twenty Four & 5 Twenty Five Angliana	376	1,060	—	60,448	7,205	5,214	62,439	67,653	13,141	—	2010
The Province - Tampa	287	947	—	52,943	3,956	—	56,899	56,899	11,435	31,344	2009
U Pointe Kennesaw	216	795	1,482	61,654	5,670	1,482	67,324	68,806	14,673	—	2012
The Cottages of Durham	141	619	3,955	41,421	2,410	3,955	43,831	47,786	10,764	—	2012
University Edge	201	608	4,500	26,385	1,407	4,500	27,792	32,292	5,340	—	2012
The Lodges of East Lansing	364	1,049	6,472	89,231	2,383	6,472	91,614	98,086	17,454	28,545	2012
7th Street Station	82	309	9,792	16,472	565	9,792	17,037	26,829	3,536	—	2012
The Callaway House Austin	219	753	—	61,550	908	—	62,458	62,458	13,578	80,726	2013
Manzanita Hall (ACE)	241	816	—	48,781	1,313	—	50,094	50,094	11,718	—	2013
University View (ACE)	96	336	—	14,683	222	—	14,905	14,905	3,481	—	2013
U Club Townhomes at Overton Park	112	448	7,775	21,483	912	7,775	22,395	30,170	5,129	—	2013
601 Copeland	81	283	1,457	26,699	403	1,457	27,102	28,559	5,275	—	2013
The Townhomes at Newtown Crossing	152	608	7,745	32,074	558	7,745	32,632	40,377	6,441	—	2013
Chestnut Square (ACE)	220	861	—	98,369	2,726	—	101,095	101,095	20,575	—	2013
Park Point	300	924	7,827	73,495	4,982	7,827	78,477	86,304	15,015	70,000	2008
U Centre at Fry Street	194	614	2,902	47,700	2,094	2,902	49,794	52,696	8,343	—	2012
Cardinal Towne	255	545	6,547	53,809	3,164	6,547	56,973	63,520	9,363	—	2010
Merwick Stanworth (ACE)	325	593	—	79,598	(362)	—	79,236	79,236	8,365	—	2014
Plaza on University	364	1,313	23,987	85,584	3,845	23,987	89,429	113,416	15,582	—	2014
U Centre at Northgate (ACE)	196	784	—	35,663	371	—	36,034	36,034	6,563	—	2014
University Walk	177	526	4,341	29,073	790	4,341	29,863	34,204	4,114	—	2014
U Club on Woodward	236	944	16,350	46,982	618	16,349	47,601	63,950	8,831	—	2014
Park Point	66	226	—	25,725	3,451	—	29,176	29,176	3,577	10,824	2010
1200 West Marshall	136	406	4,397	33,908	1,727	4,397	35,635	40,032	4,746	—	2013
8 1/2 Canal Street	160	540	2,797	45,394	1,670	2,797	47,064	49,861	5,646	—	2011
Vistas San Marcos	255	600	586	45,761	5,275	586	51,036	51,622	8,323	—	2013
Crest at Pearl	141	343	4,395	36,268	1,858	4,491	38,030	42,521	4,668	23,372	2014
U Club Binghamton	186	710	3,584	48,559	2,745	3,584	51,304	54,888	5,687	—	2005
Stadium Centre	447	970	9,249	100,854	4,259	9,249	105,113	114,362	11,397	64,708	2014

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

			Initial Cost			Total Costs
	Units	Beds	Land	Buildings and Improvements and Furniture, Fixtures and Equipment	Costs Capitalized Subsequent to Acquisition / Initial Development (1)	Land	Buildings and Improvements and Furniture, Fixtures and Equipment	Total (2)	Accumulated Depreciation	Encumbrances (3)	Year Built (4)
160 Ross	182	642	$2,962	$38,478	$565	$2,962	$39,043	$42,005	$5,340	$—	2015
The Summit at University City (ACE)	351	1,315	—	154,770	1,444	—	156,214	156,214	16,956	—	2015
2125 Franklin	192	734	8,299	55,716	463	8,299	56,179	64,478	6,678	—	2015
University Crossings - Charlotte	187	546	645	36,838	4,453	645	41,291	41,936	3,336	—	2014
U Club on 28th	100	398	9,725	45,788	124	9,725	45,912	55,637	3,839	—	2016
Currie Hall (ACE)	178	456	—	49,987	214	—	50,201	50,201	4,492	—	2016
University Pointe (ACE)	134	531	—	44,035	175	—	44,210	44,210	3,763	—	2016
Fairview House (ACE)	107	633	—	38,144	150	—	38,294	38,294	3,895	—	2016
U Club Sunnyside	134	534	7,423	41,582	137	7,423	41,719	49,142	3,606	—	2016
U Point	54	163	1,425	17,325	2,322	1,425	19,647	21,072	1,508	—	2016
The Arlie	169	598	1,350	43,352	1,275	1,350	44,627	45,977	3,130	—	2016
TWELVE at U District	283	384	13,013	98,115	1,559	13,013	99,674	112,687	4,250	—	2014
The 515	183	513	1,611	68,953	1,242	1,611	70,195	71,806	2,797	—	2015
State	220	665	3,448	66,774	2,234	3,448	69,008	72,456	3,230	—	2013
The James	366	850	18,871	118,096	1,641	18,871	119,737	138,608	5,266	—	2017
Bridges @ 11th	184	258	—	58,825	1,003	—	59,828	59,828	2,009	—	2015
Hub U District Seattle	111	248	5,700	56,355	854	5,700	57,209	62,909	2,256	—	2017
Tooker House (ACE)	429	1,594	—	103,897	(274)	—	103,623	103,623	5,587	—	2017
SkyView (ACE)	163	626	—	57,578	176	—	57,754	57,754	2,743	—	2017
University Square (ACE)	143	466	—	25,635	(14)	—	25,621	25,621	1,395	—	2017
U Centre on Turner	182	718	14,000	55,456	(42)	14,000	55,414	69,414	2,802	—	2017
U Pointe on Speight	180	700	4,705	46,160	404	4,705	46,564	51,269	2,254	—	2017
21Hundred at Overton Park	296	1,204	16,767	64,057	765	16,767	64,822	81,589	3,365	—	2017
The Suites at Third	63	251	831	22,384	(78)	831	22,306	23,137	1,124	—	2017
U Club Binghamton	140	562	12,274	43,813	52	12,274	43,865	56,139	2,188	—	2017
Callaway House Apartments	386	915	12,651	78,220	383	12,651	78,603	91,254	4,040	—	2017
U Centre on College	127	418	—	41,607	(249)	—	41,358	41,358	1,948	—	2017
David Blackwell Hall (ACE)	412	781	—	59,912	37,098	—	97,010	97,010	1,303	—	2018
Gladding Residence Center (ACE)	592	1,524	—	73,913	20,455	—	94,368	94,368	1,382	—	2018
Irvington House (ACE)	197	648	—	22,919	13,303	—	36,222	36,222	544	—	2018
The Edge - Stadium Centre	111	412	—	20,040	20,845	10,000	30,885	40,885	390	—	2018
Greek Leadership Village (ACE)	498	957	—	30,889	38,462	—	69,351	69,351	1,018	—	2018
NAU Honors College (ACE)	318	636	—	24,498	17,830	—	42,328	42,328	613	—	2018
U Club Townhomes at Oxford	132	528	5,115	20,662	18,607	5,115	39,269	44,384	600	—	2018
Hub Ann Arbor	124	310	7,050	26,498	16,367	7,050	42,865	49,915	615	—	2018
Hub Flagstaff	198	591	5,397	30,330	26,296	5,397	56,626	62,023	736	—	2018
Campus Edge on Pierce	289	599	6,881	22,661	33,157	6,881	55,818	62,699	807	—	2018

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

			Initial Cost			Total Costs
	Units	Beds	Land	Buildings and Improvements and Furniture, Fixtures and Equipment	Costs Capitalized Subsequent to Acquisition / Initial Development (1)	Land	Buildings and Improvements and Furniture, Fixtures and Equipment	Total (2)	Accumulated Depreciation	Encumbrances (3)	Year Built (4)
Properties Under Development (7)
191 College	127	495	$5,434	$33,140	$—	$5,434	$33,140	$38,574	$—	$—	2019
LightView (ACE)	214	825	—	116,359	—	—	116,359	116,359	—	—	2019
University of Arizona Honors College (ACE)	319	1,056	—	40,860	—	—	40,860	40,860	—	—	2019
959 Franklin	230	443	4,864	42,337	—	4,864	42,337	47,201	—	19,612	2019
The Flex at Stadium Centre	78	340	—	12,779	—	—	12,779	12,779	—	2,595	2019
Disney College Program Phases I-V (ACE) (8)	1,251	4,996	—	25,666	—	—	25,666	25,666	—	—	2020-21 (8)
San Francisco State University (ACE)	169	584	—	15,003	—	—	15,003	15,003	—	—	2020
Undeveloped land parcels (9)	—	—	54,462	651	—	54,462	651	55,113	389	—	N/A
Pipeline developments (10)	—	—	—	11,189	—	—	11,189	11,189	—	—	2022-23 (10)
Subtotal	33,843	103,988	$638,005	$6,510,071	$665,883	$653,522	$7,160,437	$7,813,959	$1,230,562	$749,371

On-Campus Participating Properties
University Village at Prairie View	612	1,920	$—	$36,506	$9,155	$—	$45,661	$45,661	$34,652	$12,628	1997
University Village at Laredo	84	250	—	5,844	22,607	—	6,982	6,982	5,487	1,932	1997
University College at Prairie View	756	1,470	—	22,650	5,801	—	28,451	28,451	19,214	12,470	2001
Cullen Oaks	411	879	—	33,910	2,268	—	36,178	36,178	17,678	26,452	2003
College Park	224	567	—	43,634	1,656	—	45,290	45,290	7,894	41,414	2014
Subtotal	2,087	5,086	$—	$142,544	$41,487	$—	$162,562	$162,562	$84,925	$94,896

Total	35,930	109,074	$638,005	$6,652,615	$707,370	$653,522	$7,322,999	$7,976,521	$1,315,487	$844,267

(1)	Includes write-offs of fully depreciated assets.

(2)	Total aggregate costs for federal income tax purposes is approximately $8.2 billion.

(3)	Total encumbrances exclude net unamortized debt premiums and deferred financing costs of approximately $11.6 million and $2.8 million, respectively, as of December 31, 2018.

(4)	For properties with multiple phases, the year built represents the weighted average year based on the number of beds delivered each year.

(5)	A number of our properties consist of two or more phases that are counted separately in the property portfolio numbers disclosed in Note 1.

(6)	This property is currently in receivership and is in the process of being transferred to the lender in settlement of the property’s $27.4 million mortgage loan that matured in August 2017.

(7)	Initial costs represent construction costs incurred to date associated with the development of these properties. Year built represents the scheduled completion date.

(8)	Consists of five phases that are counted as one property in the property portfolio numbers contained in Note 1 and will be delivered during 2020 and 2021.

(9)	Buildings and improvements and furniture, fixtures and equipment and accumulated depreciation amounts are related to buildings on two land parcels that will be demolished as part of development.

(10)
Consists of five additional phases of the Disney College Program project that, along with the five phases from footnote 8, are counted as one property. The Company has not broken ground on these pipeline developments; however, because the Company has committed to and has legally guaranteed the completion of the project, the predevelopment costs have been capitalized and are included in the table above.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The changes in the Company’s investments in real estate and related accumulated depreciation for each of the years ended December 31, 2018, 2017 and 2016 are as follows:

	For the Year Ended December 31,
	2018		2017		2016
	Owned (1)	On-Campus (2)	Owned (1)	On-Campus (2)	Owned (1)	On-Campus (2)
Investments in Real Estate:
Balance, beginning of year	$7,485,391	$159,996	$6,316,470	$162,929	$6,369,747	$159,985
Acquisition of land for development	26,758	—	24,049	—	6,338	—
Acquisition of properties	—	—	618,183	—	99,426	—
Improvements and development expenditures	549,635	3,654	621,793	3,544	522,723	2,944
Write-off of fully depreciated or damaged assets	(16,758)	(1,088)	(40,923)	(6,477)	(227)	—
Provision for real estate impairment	—	—	(15,317)	—	(4,895)	—
Disposition of real estate	(231,067)	—	(38,864)	—	(676,642)	—

Balance, end of year	$7,813,959	$162,562	$7,485,391	$159,996	$6,316,470	$162,929

Accumulated Depreciation:
Balance, beginning of year	$(1,035,027)	$(78,192)	$(864,106)	$(77,132)	$(792,122)	$(69,856)
Depreciation for the year	(242,123)	(7,821)	(213,660)	(7,536)	(197,105)	(7,276)
Write-off of fully depreciated or damaged assets	16,242	1,088	37,761	6,476	227	—
Disposition of properties	30,346	—	4,978	—	124,894	—

Balance, end of year	$(1,230,562)	$(84,925)	$(1,035,027)	$(78,192)	$(864,106)	$(77,132)

(1)	Includes owned off-campus properties and owned on-campus properties.

(2)	Includes on-campus participating properties.