Form 10-Q
period 2019-03-31
AMERICAN CAMPUS COMMUNITIES INC; American Campus Communities Operating Partnership LP
filed 2019-05-02
CIK 1283630, 1357369

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2019.

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period From ______________________ to _________________________

Commission file number 001-32265 (American Campus Communities, Inc.)
Commission file number 333-181102-01 (American Campus Communities Operating Partnership LP)

AMERICAN CAMPUS COMMUNITIES, INC.
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP LP
(Exact name of registrant as specified in its charter)

Maryland (American Campus Communities, Inc.) Maryland (American Campus Communities Operating Partnership LP)	76-0753089 (American Campus Communities, Inc.) 56-2473181 (American Campus Communities Operating Partnership LP)
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)
12700 Hill Country Blvd., Suite T-200 Austin, TX (Address of Principal Executive Offices)	78738 (Zip Code)

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

American Campus Communities, Inc.	Yes ☒ No ☐

American Campus Communities Operating Partnership LP	Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

American Campus Communities, Inc.	Yes ☒ No ☐

American Campus Communities Operating Partnership LP	Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

American Campus Communities, Inc.

Large accelerated filer ☒	Accelerated Filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

American Campus Communities Operating Partnership LP

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

American Campus Communities, Inc.	Yes ☐ No ☒

American Campus Communities Operating Partnership LP	Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common stock, par value $.01 per share	ACC	New York Stock Exchange

There were 137,260,121 shares of the American Campus Communities, Inc.’s common stock with a par value of $0.01 per share outstanding as of the close of business on April 26, 2019.

EXPLANATORY NOTE

This report combines the reports on Form 10-Q for the quarterly period ended March 31, 2019 of American Campus Communities, Inc. and American Campus Communities Operating Partnership LP.  Unless stated otherwise or the context otherwise requires, references to “ACC” mean American Campus Communities, Inc., a Maryland corporation that has elected to be treated as a real estate investment trust (“REIT”) under the Internal Revenue Code, and references to “ACCOP” mean American Campus Communities Operating Partnership LP, a Maryland limited partnership.  References to the “Company,” “we,” “us” or “our” mean collectively ACC, ACCOP and those entities/subsidiaries owned or controlled by ACC and/or ACCOP.  References to the “Operating Partnership” mean collectively ACCOP and those entities/subsidiaries owned or controlled by ACCOP. The following chart illustrates the Company’s and the Operating Partnership’s corporate structure:

100.0%
American Campus Communities, Inc.
(Limited Partner)
American Campus Communities
Holdings, LLC
(General Partner)
99.5%
less than 1%
American Campus Communities
Operating Partnership LP
0.5%
Other Limited
Partners
Company
Property Owning
Entities/Subsidiaries
Operating
Partnership

The general partner of ACCOP is American Campus Communities Holdings, LLC (“ACC Holdings”), an entity that is wholly-owned by ACC. As of March 31, 2019, ACC Holdings held an ownership interest in ACCOP of less than 1%. The limited partners of ACCOP are ACC and other limited partners consisting of current and former members of management and nonaffiliated third parties.  As of March 31, 2019, ACC owned an approximate 99.5% limited partnership interest in ACCOP.  As the sole member of the general partner of ACCOP, ACC has exclusive control of ACCOP’s day-to-day management.  Management operates the Company and the Operating Partnership as one business. The management of ACC consists of the same members as the management of ACCOP. The Company is structured as an umbrella partnership REIT (“UPREIT”) and ACC contributes all net proceeds from its various equity offerings to the Operating Partnership. In return for those contributions, ACC receives a number of units of the Operating Partnership (“OP Units,” see definition below) equal to the number of common shares it has issued in the equity offering. Contributions of properties to the Company can be structured as tax-deferred transactions through the issuance of OP Units in the Operating Partnership. Based on the terms of ACCOP’s partnership agreement, OP Units can be exchanged for ACC’s common shares on a one-for-one basis. The Company maintains a one-for-one relationship between the OP Units of the Operating Partnership issued to ACC and ACC Holdings and the common shares issued to the public. The Company believes that combining the reports on Form 10-Q of ACC and ACCOP into this single report provides the following benefits:

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

FORM 10-Q
FOR THE QUARTER ENDED March 31, 2019

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2019	December 31, 2018
	(Unaudited)
Assets

Investments in real estate:
Owned properties, net	$6,606,019	$6,583,397
Owned property held for sale	9,258	—
On-campus participating properties, net	78,870	77,637
Investments in real estate, net	6,694,147	6,661,034

Cash and cash equivalents	46,166	71,238
Restricted cash	33,689	35,279
Student contracts receivable	14,056	8,565
Other assets	537,390	262,730

Total assets	$7,325,448	$7,038,846

Liabilities and equity

Liabilities:
Secured mortgage, construction and bond debt, net	$864,070	$853,084
Unsecured notes, net	1,589,096	1,588,446
Unsecured term loans, net	198,857	198,769
Unsecured revolving credit facility	457,400	387,300
Accounts payable and accrued expenses	58,439	88,767
Operating lease liabilities	282,550	—
Other liabilities	185,234	191,233
Total liabilities	3,635,646	3,307,599

Commitments and contingencies (Note 12)

Redeemable noncontrolling interests	186,695	184,446

Equity:
American Campus Communities, Inc. and Subsidiaries stockholders’ equity:
Common stock, $0.01 par value, 800,000,000 shares authorized, 137,188,689 and 136,967,286 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	1,370	1,370
Additional paid in capital	4,455,948	4,458,240
Common stock held in rabbi trust, 71,432 and 69,603 shares at March 31, 2019 and December 31, 2018, respectively	(3,162)	(3,092)
Accumulated earnings and dividends	(1,005,041)	(971,070)
Accumulated other comprehensive loss	(10,191)	(4,397)
Total American Campus Communities, Inc. and Subsidiaries stockholders’ equity	3,438,924	3,481,051
Noncontrolling interests - partially owned properties	64,183	65,750
Total equity	3,503,107	3,546,801

Total liabilities and equity	$7,325,448	$7,038,846

Consolidated variable interest entities’ assets and debt included in the above balances:

Investments in real estate, net	$1,056,632	$1,042,585
Cash, cash equivalents and restricted cash	$52,282	$72,218
Other assets	$17,747	$11,918
Secured mortgage and construction debt, net	$465,744	$447,292
Accounts payable, accrued expenses and other liabilities	$47,981	$53,432

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands, except share and per share data)

	Three Months Ended March 31,
	2019	2018
Revenues:
Owned properties	$224,419	$205,532
On-campus participating properties	11,448	10,443
Third-party development services	3,171	846
Third-party management services	2,311	2,731
Resident services	782	857
Total revenues	242,131	220,409

Operating expenses:
Owned properties	92,169	88,060
On-campus participating properties	3,957	3,425
Third-party development and management services	4,186	4,198
General and administrative	7,315	6,699
Depreciation and amortization	68,755	64,779
Ground/facility leases	3,549	2,842
Provision for real estate impairment	3,201	—
Total operating expenses	183,132	170,003

Operating income	58,999	50,406

Nonoperating income (expenses):
Interest income	926	1,223
Interest expense	(27,061)	(23,684)
Amortization of deferred financing costs	(1,132)	(1,414)
Total nonoperating expenses	(27,267)	(23,875)

Income before income taxes	31,732	26,531
Income tax provision	(364)	(281)
Net income	31,368	26,250
Net income attributable to noncontrolling interests	(1,728)	(323)
Net income attributable to ACC, Inc. and Subsidiaries common stockholders	$29,640	$25,927

Other comprehensive (loss) income
Change in fair value of interest rate swaps and other	(5,794)	465
Comprehensive income	$23,846	$26,392

Net income per share attributable to ACC, Inc. and Subsidiaries common shareholders
Basic	$0.21	$0.19
Diluted	$0.21	$0.18

Weighted-average common shares outstanding:
Basic	137,101,535	136,525,557
Diluted	138,152,378	137,499,963

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited, in thousands, except share data)

	Common Shares	Par Value of Common Shares	Additional Paid in Capital	Common Shares Held in Rabbi Trust	Common Shares Held in Rabbi Trust at Cost	Accumulated Earnings and Dividends	Accumulated Other Comprehensive Loss	Noncontrolling Interests – Partially Owned Properties	Total
Equity, December 31, 2018	136,967,286	$1,370	$4,458,240	69,603	$(3,092)	$(971,070)	$(4,397)	$65,750	$3,546,801
Adjustments to reflect redeemable noncontrolling interests at fair value	—	—	(2,547)	—	—	—	—	—	(2,547)
Amortization of restricted stock awards and vesting of restricted stock units	—	—	3,765	—	—	—	—	—	3,765
Vesting of restricted stock awards	180,961	—	(3,831)			—	—	—	(3,831)
Distributions to common and restricted stockholders and other ($0.46 per common share)	—	—	—	—	—	(63,611)	—	—	(63,611)
Contributions by noncontrolling interests - partially owned properties	—	—	—	—	—	—		625	625
Distributions to noncontrolling interests - partially owned properties	—	—	—	—	—	—	—	(3,661)	(3,661)
Conversion of common and preferred operating partnership units to common stock	42,271	—	251	—	—	—	—	—	251
Change in fair value of interest rate swaps and other	—	—	—	—	—	—	(5,794)	—	(5,794)
Deposits to deferred compensation plan, net of withdrawals	(1,829)	—	70	1,829	(70)	—	—	—	—
Net income	—	—	—	—	—	29,640	—	1,469	31,109
Equity, March 31, 2019	137,188,689	$1,370	$4,455,948	71,432	$(3,162)	$(1,005,041)	$(10,191)	$64,183	$3,503,107

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited, in thousands, except share data)

	Common Shares	Par Value of Common Shares	Additional Paid in Capital	Common Shares Held in Rabbi Trust	Common Shares Held in Rabbi Trust at Cost	Accumulated Earnings and Dividends	Accumulated Other Comprehensive Loss	Noncontrolling Interests – Partially Owned Properties	Total
Equity, December 31, 2017	136,362,728	$1,364	$4,326,910	63,778	$(2,944)	$(837,644)	$(2,701)	$13,973	$3,498,958
Adjustments to reflect redeemable noncontrolling interests at fair value	—	—	4,526	—	—	—	—	—	4,526
Amortization of restricted stock awards and vesting of restricted stock units	3,040	—	3,443	—	—	—	—	—	3,443
Vesting of restricted stock awards	165,263	1	(2,758)	—	—	—	—	—	(2,757)
Distributions to common and restricted stockholders and other ($0.44 per common share)	—	—	—	—	—	(60,564)	—	—	(60,564)
Contributions by noncontrolling interests - partially owned properties	—	—	—	—	—	—	—	9,515	9,515
Distributions to noncontrolling interests - partially owned properties	—	—	—	—	—	—	—	(47)	(47)
Conversion of common and preferred operating partnership units to common stock	68,448	1	477	—	—	—	—	—	478
Change in fair value of interest rate swaps and other	—	—	—	—	—	—	465	—	465
Withdrawals from deferred compensation plan, net of deposits	1,160	—	(127)	(1,160)	127	—	—	—	—
Net income	—	—	—	—	—	25,927	—	113	26,040
Equity, March 31, 2018	136,600,639	$1,366	$4,332,471	62,618	$(2,817)	$(872,281)	$(2,236)	$23,554	$3,480,057

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
	2019	2018
Operating activities
Net income	$31,368	$26,250
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for real estate impairment	3,201	—
Depreciation and amortization	68,755	64,779
Amortization of deferred financing costs and debt premiums/discounts	(19)	(16)
Share-based compensation	3,765	3,443
Income tax provision	364	281
Amortization of interest rate swap terminations and other	102	102
Changes in operating assets and liabilities:
Student contracts receivable	(5,491)	(556)
Other assets	(7,723)	2,100
Accounts payable and accrued expenses	(30,595)	(1,088)
Other liabilities	16,885	12,845
Net cash provided by operating activities	80,612	108,140

Investing activities
Capital expenditures for owned properties	(10,751)	(11,338)
Investments in owned properties under development	(104,768)	(122,912)
Capital expenditures for on-campus participating properties	(230)	(1,146)
Other investing activities	(1,123)	(1,314)
Net cash used in investing activities	(116,872)	(136,710)

Financing activities
Pay-off of mortgage and construction loans	—	(10,375)
Proceeds from revolving credit facility	180,600	234,900
Paydowns of revolving credit facility	(110,500)	(144,500)
Proceeds from construction loans	14,174	32,966
Scheduled principal payments on debt	(2,040)	(2,248)
Debt issuance and assumption costs	(1,853)	—
Contribution by noncontrolling interests	625	854
Taxes paid on net-share settlements	(3,831)	(2,757)
Distributions paid to common and restricted stockholders	(63,611)	(60,564)
Distributions paid to noncontrolling interests	(3,966)	(491)
Net cash provided by financing activities	9,598	47,785

Net change in cash, cash equivalents, and restricted cash	(26,662)	19,215
Cash, cash equivalents, and restricted cash at beginning of period	106,517	64,772
Cash, cash equivalents, and restricted cash at end of period	$79,855	$83,987

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents	$46,166	$55,502
Restricted cash	33,689	28,485
Total cash, cash equivalents, and restricted cash at end of period	$79,855	$83,987

Supplemental disclosure of non-cash investing and financing activities
Conversion of common and preferred operating partnership units to common stock	$251	$478
Non-cash contribution from noncontrolling interest	$—	$8,729
Change in accrued construction in progress	$(13,915)	$12,118
Change in fair value of derivative instruments, net	$(5,896)	$363
Adjustment to reflect redeemable noncontrolling interests at fair value	$(2,547)	$4,526
Initial recognition of operating lease right of use assets	$280,687	$—
Initial recognition of operating lease liabilities	$279,982	$—

Supplemental disclosure of cash flow information
Interest paid	$20,912	$17,911

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)

	March 31, 2019	December 31, 2018
	(Unaudited)
Assets

Investments in real estate:
Owned properties, net	$6,606,019	$6,583,397
Owned property held for sale	9,258	—
On-campus participating properties, net	78,870	77,637
Investments in real estate, net	6,694,147	6,661,034

Cash and cash equivalents	46,166	71,238
Restricted cash	33,689	35,279
Student contracts receivable	14,056	8,565
Other assets	537,390	262,730

Total assets	$7,325,448	$7,038,846

Liabilities and capital

Liabilities:
Secured mortgage, construction and bond debt, net	$864,070	$853,084
Unsecured notes, net	1,589,096	1,588,446
Unsecured term loans, net	198,857	198,769
Unsecured revolving credit facility	457,400	387,300
Accounts payable and accrued expenses	58,439	88,767
Operating lease liabilities	282,550	—
Other liabilities	185,234	191,233
Total liabilities	3,635,646	3,307,599

Commitments and contingencies (Note 12)

Redeemable limited partners	186,695	184,446

Capital:
Partners’ capital:
General partner - 12,222 OP units outstanding at both March 31, 2019 and December 31, 2018	52	55
Limited partner - 137,247,899 and 137,024,667 OP units outstanding at March 31, 2019 and December 31, 2018, respectively	3,449,063	3,485,393
Accumulated other comprehensive loss	(10,191)	(4,397)
Total partners’ capital	3,438,924	3,481,051
Noncontrolling interests - partially owned properties	64,183	65,750
Total capital	3,503,107	3,546,801

Total liabilities and capital	$7,325,448	$7,038,846

Consolidated variable interest entities’ assets and debt included in the above balances:

Investments in real estate, net	$1,056,632	$1,042,585
Cash, cash equivalents and restricted cash	$52,282	$72,218
Other assets	$17,747	$11,918
Secured mortgage and construction debt, net	$465,744	$447,292
Accounts payable, accrued expenses and other liabilities	$47,981	$53,432

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP LP AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands, except unit and per unit data)

	Three Months Ended March 31,
	2019	2018
Revenues:
Owned properties	$224,419	$205,532
On-campus participating properties	11,448	10,443
Third-party development services	3,171	846
Third-party management services	2,311	2,731
Resident services	782	857
Total revenues	242,131	220,409

Operating expenses:
Owned properties	92,169	88,060
On-campus participating properties	3,957	3,425
Third-party development and management services	4,186	4,198
General and administrative	7,315	6,699
Depreciation and amortization	68,755	64,779
Ground/facility leases	3,549	2,842
Provision for real estate impairment	3,201	—
Total operating expenses	183,132	170,003

Operating income	58,999	50,406

Nonoperating income (expenses):
Interest income	926	1,223
Interest expense	(27,061)	(23,684)
Amortization of deferred financing costs	(1,132)	(1,414)
Total nonoperating expenses	(27,267)	(23,875)
Income before income taxes	31,732	26,531
Income tax provision	(364)	(281)
Net income	31,368	26,250
Net income attributable to noncontrolling interests – partially owned properties	(1,568)	(114)
Net income attributable to American Campus Communities Operating Partnership LP	29,800	26,136
Series A preferred units distributions	(31)	(31)
Net income attributable to common unitholders	$29,769	$26,105

Other comprehensive (loss) income
Change in fair value of interest rate swaps and other	(5,794)	465
Comprehensive income	$23,975	$26,570

Net income per share attributable to ACC, Inc. and Subsidiaries common shareholders
Basic	$0.21	$0.19
Diluted	$0.21	$0.18

Weighted-average common units outstanding
Basic	137,696,323	137,482,493
Diluted	138,747,166	138,456,899

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL
(unaudited, in thousands, except unit data)

					Accumulated	Noncontrolling
					Other	Interests -
	General Partner		Limited Partner		Comprehensive	Partially Owned
	Units	Amount	Units	Amount	Loss	Properties	Total
Capital, December 31, 2018	12,222	$55	137,024,667	$3,485,393	$(4,397)	$65,750	$3,546,801
Adjustments to reflect redeemable limited partners’ interest at fair value	—	—	—	(2,547)	—	—	(2,547)
Amortization of restricted stock awards and vesting of restricted stock units	—	—	—	3,765	—	—	3,765
Vesting of restricted stock awards	—	—	180,961	(3,831)	—	—	(3,831)
Distributions to common and restricted unit holders and other ($0.46 per common unit)	—	(6)	—	(63,605)	—	—	(63,611)
Contribution by noncontrolling interests - partially owned properties	—	—	—	—	—	625	625
Distributions to noncontrolling joint venture partners	—	—	—	—	—	(3,661)	(3,661)
Conversion of common and preferred operating partnership units to common stock	—	—	42,271	251	—	—	251
Change in fair value of interest rate swaps and other	—	—	—	—	(5,794)	—	(5,794)
Net income	—	3	—	29,637	—	1,469	31,109
Capital, March 31, 2019	12,222	$52	137,247,899	$3,449,063	$(10,191)	$64,183	$3,503,107

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL
(unaudited, in thousands, except unit data)

					Accumulated	Noncontrolling
					Other	Interests -
	General Partner		Limited Partner		Comprehensive	Partially Owned
	Units	Amount	Units	Amount	Loss	Properties	Total
Capital, December 31, 2017	12,222	$67	136,414,284	$3,487,619	$(2,701)	$13,973	$3,498,958
Adjustments to reflect redeemable limited partners’ interest at fair value	—	—	—	4,526	—	—	4,526
Amortization of restricted stock awards and vesting of restricted stock units	—	—	3,040	3,443	—	—	3,443
Vesting of restricted stock awards	—	—	165,263	(2,757)	—	—	(2,757)
Distributions to common and restricted unit holders and other ($0.44 per common unit)	—	(5)	—	(60,559)	—	—	(60,564)
Contribution by noncontrolling interests - partially owned properties	—	—	—	—	—	9,515	9,515
Distributions to noncontrolling joint venture partners	—	—	—	—	—	(47)	(47)
Conversion of common and preferred operating partnership units to common stock	—	—	68,448	478	—	—	478
Change in fair value of interest rate swaps and other	—	—	—	—	465	—	465
Net income	—	2	—	25,925	—	113	26,040
Capital, March 31, 2018	12,222	$64	136,651,035	$3,458,675	$(2,236)	$23,554	$3,480,057

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
	2019	2018
Operating activities
Net income	$31,368	$26,250
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for real estate impairment	3,201	—
Depreciation and amortization	68,755	64,779
Amortization of deferred financing costs and debt premiums/discounts	(19)	(16)
Share-based compensation	3,765	3,443
Income tax provision	364	281
Amortization of interest rate swap terminations and other	102	102
Changes in operating assets and liabilities:
Student contracts receivable	(5,491)	(556)
Other assets	(7,723)	2,100
Accounts payable and accrued expenses	(30,595)	(1,088)
Other liabilities	16,885	12,845
Net cash provided by operating activities	80,612	108,140

Investing activities
Capital expenditures for owned properties	(10,751)	(11,338)
Investments in owned properties under development	(104,768)	(122,912)
Capital expenditures for on-campus participating properties	(230)	(1,146)
Other investing activities	(1,123)	(1,314)
Net cash used in investing activities	(116,872)	(136,710)

Financing activities
Pay-off of mortgage and construction loans	—	(10,375)
Proceeds from revolving credit facility	180,600	234,900
Paydowns of revolving credit facility	(110,500)	(144,500)
Proceeds from construction loans	14,174	32,966
Scheduled principal payments on debt	(2,040)	(2,248)
Debt issuance and assumption costs	(1,853)	—
Contribution by noncontrolling interests	625	854
Taxes paid on net-share settlements	(3,831)	(2,757)
Distributions paid to common and preferred unitholders	(63,343)	(60,502)
Distributions paid on unvested restricted stock awards	(573)	(506)
Distributions paid to noncontrolling interests - partially owned properties	(3,661)	(47)
Net cash provided by financing activities	9,598	47,785

Net change in cash, cash equivalents, and restricted cash	(26,662)	19,215
Cash, cash equivalents, and restricted cash at beginning of period	106,517	64,772
Cash, cash equivalents, and restricted cash at end of period	$79,855	$83,987

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents	$46,166	$55,502
Restricted cash	33,689	28,485
Total cash, cash equivalents, and restricted cash at end of period	$79,855	$83,987

Supplemental disclosure of non-cash investing and financing activities
Conversion of common and preferred operating partnership units to common stock	$251	$478
Non-cash contribution from noncontrolling interest	$—	$8,729
Change in accrued construction in progress	$(13,915)	$12,118
Change in fair value of derivative instruments, net	$(5,896)	$363
Adjustment to reflect redeemable noncontrolling interests at fair value	$(2,547)	$4,526
Initial recognition of operating lease right of use assets	$280,687	$—
Initial recognition of operating lease liabilities	$279,982	$—

Supplemental disclosure of cash flow information
Interest paid	$20,912	$17,911

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Organization and Description of Business

American Campus Communities, Inc. (“ACC”) is a real estate investment trust (“REIT”) that commenced operations effective with the completion of an initial public offering (“IPO”) on August 17, 2004.  Through ACC’s controlling interest in American Campus Communities Operating Partnership LP (“ACCOP”), ACC is one of the largest owners, managers and developers of high quality student housing properties in the United States in terms of beds owned and under management.  ACC is a fully integrated, self-managed and self-administered equity REIT with expertise in the acquisition, design, financing, development, construction management, leasing and management of student housing properties.  ACC’s common stock is publicly traded on the New York Stock Exchange (“NYSE”) under the ticker symbol “ACC.”

The general partner of ACCOP is American Campus Communities Holdings, LLC (“ACC Holdings”), an entity that is wholly-owned by ACC.  As of March 31, 2019, ACC Holdings held an ownership interest in ACCOP of less than 1%. The limited partners of ACCOP are ACC and other limited partners consisting of current and former members of management and nonaffiliated third parties.  As of March 31, 2019, ACC owned an approximate 99.5% limited partnership interest in ACCOP.  As the sole member of the general partner of ACCOP, ACC has exclusive control of ACCOP’s day-to-day management.  Management operates ACC and ACCOP as one business.  The management of ACC consists of the same members as the management of ACCOP.  ACC consolidates ACCOP for financial reporting purposes, and ACC does not have significant assets other than its investment in ACCOP.  Therefore, the assets and liabilities of ACC and ACCOP are the same on their respective financial statements.  References to the “Company” means collectively ACC, ACCOP and those entities/subsidiaries owned or controlled by ACC and/or ACCOP.  References to the “Operating Partnership” mean collectively ACCOP and those entities/subsidiaries owned or controlled by ACCOP.  Unless otherwise indicated, the accompanying Notes to the Consolidated Financial Statements apply to both the Company and the Operating Partnership.

As of March 31, 2019, the Company’s property portfolio contained 171 properties with approximately 109,400 beds.  The Company’s property portfolio consisted of 131 owned off-campus student housing properties that are in close proximity to colleges and universities, 34 American Campus Equity (“ACE®”) properties operated under ground/facility leases, and six on-campus participating properties operated under ground/facility leases with the related university systems.  Of the 171 properties, eight were under development as of March 31, 2019, and when completed will consist of a total of approximately 9,000 beds.  The Company’s communities contain modern housing units and are supported by a resident assistant system and other student-oriented programming, with many offering resort-style amenities.

Through one of ACC’s taxable REIT subsidiaries (“TRSs”), the Company also provides construction management and development services, primarily for student housing properties owned by colleges and universities, charitable foundations, and others.  As of March 31, 2019, also through one of ACC’s TRSs, the Company provided third-party management and leasing services for 34 properties that represented approximately 24,300 beds.  Third-party management and leasing services are typically provided pursuant to management contracts that have initial terms that range from one to five years.  As of March 31, 2019, the Company’s total owned and third-party managed portfolio included 205 properties with approximately 133,700 beds.

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
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP LP AND SUBSIDIARIES
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

Recently Issued Accounting Pronouncements

The Company does not expect the following accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) to have a material effect on its consolidated financial statements:

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

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02 (“ASU 2016-12”), “Leases (Topic 842): Amendments to the FASB Accounting Standards Codification.” ASU 2016-02 outlines principles for the recognition, measurement, presentation and disclosure of leases.  Subsequent to the issuance of ASU 2016-02, the FASB issued additional ASUs clarifying aspects of the new lease accounting standard, which are effective upon adoption of ASU 2016-02. These lease-related ASUs are collectively referred to as the “New Leases Standard.”

The Company adopted the New Leases Standard on January 1, 2019, utilizing the modified retrospective transition approach. Under this approach, the Company elected to apply the new standard to leases that were in place as of January 1, 2019. Results for reporting periods beginning January 1, 2019 are presented under the New Leases Standard.   Upon adoption, the Company did not record an adjustment to beginning retained earnings.

In addition, the Company adopted the following additional practical expedients available for implementation:

•An entity need not reassess whether any existing or expired contracts are or contain leases;
•An entity need not reassess lease classification for any existing or expired leases; and
•An entity need not reassess initial direct costs for any existing leases.

As Lessee:

•
Under the New Leases Standard, lessees classify leases as either operating or finance leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification determines whether lease expense is recognized on a straight-line basis over the term of the lease (operating lease) or under the effective interest method (finance lease). In addition, the New Leases Standard requires lessees to recognize right-of-use assets and related lease liabilities for leases with a term greater than 12 months regardless of their lease classification.

•
Upon adoption of the New Leases Standard on January 1, 2019, the Company was a lessee under 28 ground leases and two corporate office headquarters leases for which it recorded $278.2 million in right of use assets (“ROU Assets”), which are included in other assets on the accompanying consolidated balance sheet, and $277.5 million of operating lease liabilities.

•
Because the Company’s existing leases under which it is a lessee will continue to be classified as operating leases, the timing and pattern of lease expense recognition (straight-line basis) will remain unchanged. However, for any leases entered into or modified after January 1, 2019 the leases will need to be evaluated under the New Leases Standard and may be classified as finance leases depending on the terms of the transactions.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

As Lessor:

•
Under the New Leases Standard, the accounting for lessors remained largely unchanged from current GAAP; however, ASU 2016-02 required that lessors expense, on an as-incurred basis, certain initial direct costs that are not incremental in negotiating a lease. Under existing standards, these costs are capitalizable and therefore the New Leases Standard will result in certain of these costs being expensed as incurred after adoption. For the Company, these costs include internal leasing payroll costs incurred for owned and presale development projects, as well as certain legal expenses incurred when negotiating commercial leases.

•
The New Leases Standard also required lessors to evaluate collectability of all operating lease payments in a contract at lease commencement and thereafter. If the operating lease payments are deemed not probable of collection, adjustments are recognized as a reduction to lease income. This resulted in the reclassification of the provision for uncollectible accounts from operating expenses to revenue. This adjustment is reflected on a prospective basis in the accompanying consolidated statements of comprehensive income, starting in the three months ended March 31, 2019. The adjustments to lease income for owned properties and on-campus participating properties were a $1.1 million reduction to income and a $0.8 million addition to income, respectively, for the three months ended March 31, 2019.

•
The New Leases Standard provides a practical expedient that allows lessors to not separate certain lease and non-lease components if certain criteria are met. The Company assessed the criteria and determined that the timing and pattern of transfer for common area maintenance and the related rental revenue is the same. Therefore, the Company elected the practical expedient which resulted in no change to how revenue is currently recorded.

Other
In addition, on January 1, 2019, the Company adopted the following accounting pronouncements which did not have a material effect on the Company’s consolidated financial statements:

•	ASU 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”

•	ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities”

Interim Financial Statements

The accompanying interim financial statements are unaudited, but have been prepared in accordance with GAAP for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission.  Accordingly, they do not include all disclosures required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements of the Company for these interim periods have been included.  Because of the seasonal nature of the Company’s operations, the results of operations and cash flows for any interim period are not necessarily indicative of results for other interim periods or for the full year.  These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

Project costs directly associated with the development and construction of an owned real estate project, which include interest, property taxes, and amortization of deferred financing costs, are capitalized as construction in progress.  Upon completion of the project, costs are transferred into the applicable asset category and depreciation commences.  Interest totaling approximately $2.7 million and $3.0 million was capitalized during the three months ended March 31, 2019 and 2018.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Management assesses whether there has been an impairment in the value of the Company’s investments in real estate whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Impairment is recognized when estimated expected future undiscounted cash flows are less than the carrying value of the property, or when a property meets the criteria to be classified as held for sale, at which time an impairment charge is recognized for any excess of the carrying value of the property over the expected net proceeds from the disposal.  The estimation of expected future net cash flows is inherently uncertain and relies on assumptions regarding current and future economics and market conditions.  If such conditions change, then an adjustment to the carrying value of the Company’s long-lived assets could occur in the future period in which the conditions change.  To the extent that a property is impaired, the excess of the carrying amount of the property over its estimated fair value is charged to earnings. In the case of any impairment, the valuation would be based on Level 3 inputs. There were no impairments of the carrying values of the Company's investments in real estate as of March 31, 2019, other than a $3.2 million impairment charge recorded on March 31, 2019 concurrent with the classification of one owned property as held for sale.

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

Concurrent with this classification, the asset is recorded at the lower of cost or fair value less estimated selling costs, and depreciation ceases. The Company had one property classified as held for sale as of March 31, 2019.

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

Consolidated VIEs

The Company has investments in various entities that qualify as VIEs for accounting purposes and for which the Company is the primary beneficiary and therefore includes the entities in its consolidated financial statements.  These VIEs include the Operating Partnership, six joint ventures that own a total of 15 operating properties, two properties subject to presale arrangements, and six properties owned under the on-campus participating property structure.  The VIE assets and liabilities consolidated within the Company's assets and liabilities are disclosed at the bottom of the Consolidated Balance Sheets.

Earnings per Share – Company

Basic earnings per share is computed using net income attributable to common stockholders and the weighted average number of shares of the Company’s common stock outstanding during the period.  Diluted earnings per share reflects common shares issuable

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

from the assumed conversion of American Campus Communities Operating Partnership Units (“OP Units”) and common share awards granted.  Only those items having a dilutive impact on basic earnings per share are included in diluted earnings per share.

The following potentially dilutive securities were outstanding for the three months ended March 31, 2019 and 2018, but were not included in the computation of diluted earnings per share because the effects of their inclusion would be anti-dilutive.

	Three Months Ended March 31,
	2019	2018
Common OP Units (Note 7)	594,788	956,936
Preferred OP Units (Note 7)	64,361	77,513
Total potentially dilutive securities	659,149	1,034,449

 The following is a summary of the elements used in calculating basic and diluted earnings per share:

	Three Months Ended March 31,
	2019	2018
Numerator – basic and diluted earnings per share:
Net income	$31,368	$26,250
Net income attributable to noncontrolling interests	(1,728)	(323)
Net income attributable to common stockholders	29,640	25,927
Amount allocated to participating securities	(573)	(506)
Net income attributable to common stockholders	$29,067	$25,421

Denominator:
Basic weighted average common shares outstanding	137,101,535	136,525,557
Unvested restricted stock awards (Note 8)	1,050,843	974,406
Diluted weighted average common shares outstanding	138,152,378	137,499,963

Earnings per share:
Net income attributable to common stockholders - basic	$0.21	$0.19
Net income attributable to common stockholders - diluted	$0.21	$0.18

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP LP AND SUBSIDIARIES
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

The following is a summary of the elements used in calculating basic and diluted earnings per unit:

	Three Months Ended March 31,
	2019	2018
Numerator – basic and diluted earnings per unit:
Net income	$31,368	$26,250
Net loss attributable to noncontrolling interests – partially owned properties	(1,568)	(114)
Series A preferred unit distributions	(31)	(31)
Amount allocated to participating securities	(573)	(506)
Net income attributable to common unitholders	$29,196	$25,599

Denominator:
Basic weighted average common units outstanding	137,696,323	137,482,493
Unvested restricted stock awards (Note 8)	1,050,843	974,406
Diluted weighted average common units outstanding	138,747,166	138,456,899

Earnings per unit:
Net income attributable to common unitholders - basic	$0.21	$0.19
Net income attributable to common unitholders - diluted	$0.21	$0.18

3. Acquisitions

Presale Development Projects: During the three months ended March 31, 2018, the Company entered into two presale agreements to purchase two properties under development that when completed will contain 783 beds. The Company is obligated to purchase the properties for approximately $107.3 million, which includes the contractual purchase price and the cost of elected upgrades, as long as the developer meets certain construction completion deadlines and other closing conditions. As part of the presale agreement, the Company provided $15.6 million of mezzanine financing to one of the projects.

4. Investments in Owned Properties

Owned properties, both wholly-owned and those owned through investments in VIEs, consisted of the following:

	March 31, 2019		December 31, 2018
Land (1)	$651,573		$653,522
Buildings and improvements	6,471,752		6,486,106
Furniture, fixtures and equipment	371,556		371,429
Construction in progress	397,811		302,902
	7,892,692		7,813,959
Less accumulated depreciation	(1,286,673)		(1,230,562)
Owned properties, net	$6,606,019	(2)	$6,583,397

(1)
The land balance above includes undeveloped land parcels with book values of approximately $54.5 million as of both March 31, 2019 and December 31, 2018.  It also includes land totaling approximately $10.3 million as of both March 31, 2019 and December 31, 2018 related to properties under development.

(2)	Excludes the net book value of one property classified as held for sale in the accompanying consolidated balance sheet at March 31, 2019.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

5. Debt

A summary of the Company’s outstanding consolidated indebtedness, including unamortized debt premiums and discounts, is as follows:

	March 31, 2019	December 31, 2018
Debt secured by owned properties:
Mortgage loans payable:
Unpaid principal balance	$725,606	$727,163
Unamortized deferred financing costs	(1,961)	(1,757)
Unamortized debt premiums	10,333	11,579
	733,978	736,985
Construction loans payable (1)	36,382	22,207
Unamortized deferred financing costs	(205)	(480)
	770,155	758,712
Debt secured by on-campus participating properties:
Mortgage loans payable (2)	67,384	67,867
Bonds payable (2)	27,030	27,030
Unamortized deferred financing costs	(499)	(525)
	93,915	94,372
Total secured mortgage, construction and bond debt	864,070	853,084
Unsecured notes, net of unamortized OID and deferred financing costs (3)	1,589,096	1,588,446
Unsecured term loans, net of unamortized deferred financing costs (4)	198,857	198,769
Unsecured revolving credit facility	457,400	387,300
Total debt, net	$3,109,423	$3,027,599

(1)
Construction loans payable relate to construction loans partially financing the development of two presale development projects. These properties are owned by entities determined to be VIEs for which the Company is the primary beneficiary. The creditors of these construction loans do not have recourse to the assets of the Company.

(2)	The creditors of mortgage loans payable and bonds payable related to on-campus participating properties do not have recourse to the assets of the Company.

(3)
Includes net unamortized original issue discount (“OID”) of $1.5 million and $1.6 million at March 31, 2019 and December 31, 2018, respectively, and net unamortized deferred financing costs of $9.4 million and $10.0 million at March 31, 2019 and December 31, 2018, respectively.

(4)	Includes net unamortized deferred financing costs of $1.1 million and $1.2 million at March 31, 2019 and December 31, 2018, respectively.

Mortgage and Construction Loans Payable

In January 2019, the Company refinanced $70.0 million of variable rate debt on one wholly-owned property, extending the maturity to January 2024. This transaction was accounted for as a debt extinguishment. The Company entered into an interest rate swap contract to hedge the variable rate cash flows associated with interest payments on this LIBOR-based mortgage loan, resulting in a fixed rate of 4.00%. Refer to Note 9 for information related to derivatives.

In May 2017, the lender of the non-recourse mortgage loan secured by Blanton Common, a property located near Valdosta State University which was inherited as part of the GMH student housing transaction in 2008, sent a formal notice of default and initiated foreclosure proceedings. The property generated insufficient cash flow to cover the debt service on the mortgage, which had a balance of $27.4 million at default and a contractual maturity date of August 2017.  In May 2017, the lender began receiving the net operating cash flows of the property each month in lieu of scheduled monthly mortgage payments. In June 2017, the Company recorded an impairment charge for this property of $15.3 million. In August 2017, the property transferred to receivership and a third-party manager began managing the property on behalf of the lender. As of March 31, 2019, the Company was cooperating with the lender to allow for a consensual foreclosure process upon which the property will be surrendered to the lender in satisfaction of the mortgage loan.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Unsecured Notes

The Company has issued the following senior unsecured notes:

Date Issued	Amount	% of Par Value	Coupon	Yield		Original Issue Discount	Term (Years)
April 2013	$400,000	99.659	3.750%	3.791%		$1,364	10
June 2014	400,000	99.861	4.125%	4.269%	(1)	556	10
September 2015	400,000	99.811	3.350%	3.391%		756	5
October 2017	400,000	99.912	3.625%	3.635%		352	10
	$1,600,000					$3,028

(1)	The yield includes the effect of the amortization of interest rate swap terminations (see Note 9).

The notes are fully and unconditionally guaranteed by the Company.  Interest on the notes is payable semi-annually. The terms of the unsecured notes include certain financial covenants that require the Operating Partnership to limit the amount of total debt and secured debt as a percentage of total asset value, as defined.  In addition, the Operating Partnership must maintain a minimum ratio of unencumbered asset value to unsecured debt, as well as a minimum interest coverage level. As of March 31, 2019, the Company was in compliance with all such covenants.

Unsecured Revolving Credit Facility

In February 2019, the Company exercised the option under the existing credit agreement to increase the capacity of the unsecured revolving credit facility from $700 million to $1 billion. It may be expanded by up to an additional $200 million upon the satisfaction of certain conditions. The maturity date of the revolving credit facility is March 2022.

The unsecured revolving credit facility bears interest at a variable rate, at the Company’s option, based upon a base rate of one-, two-, three- or six-month LIBOR, plus, in each case, a spread based upon the Company’s investment grade rating from either Moody’s Investor Services, Inc. or Standard & Poor’s Rating Group. Additionally, the Company is required to pay a facility fee of 0.20% per annum on the $1 billion revolving credit facility.  As of March 31, 2019, the revolving credit facility bore interest at a weighted average annual rate of 3.69% (2.49% + 1.00% spread + 0.20% facility fee), and availability under the revolving credit facility totaled $542.6 million.

The terms of the unsecured credit facility include certain restrictions and covenants, which limit, among other items, the incurrence of additional indebtedness and liens.  The facility contains customary affirmative and negative covenants and also contains financial covenants that, among other things, require the Company to maintain certain maximum leverage ratios and minimum ratios of “EBITDA” (earnings before interest, taxes, depreciation and amortization) to fixed charges.  The financial covenants also include a minimum asset value requirement, a maximum secured debt ratio, and a minimum unsecured debt service coverage ratio.  As of March 31, 2019, the Company was in compliance with all such covenants.

Unsecured Term Loans

In 2017, the Company entered into an Unsecured Term Loan Credit Agreement (the “Term Loan II Facility”) totaling $200 million. The maturity date of the Term Loan II Facility is June 2022. The agreement has an accordion feature that allows the Company to expand the amount by up to an additional $100 million, subject to the satisfaction of certain conditions. The weighted average annual rate on the Term Loan II Facility was 3.58% (2.48% + 1.10% spread) at March 31, 2019.

The terms of the term loan facilities described above include certain restrictions and covenants consistent with those of the unsecured revolving credit facility discussed above. As of March 31, 2019, the Company was in compliance with all such covenants.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

6. Stockholders’ Equity / Partners’ Capital

Stockholders’ Equity - Company

In May 2018, the Company renewed its at-the-market share offering program (the “ATM Equity Program”) through which the Company may issue and sell, from time to time, shares of common stock having an aggregate offering price of up to $500 million.  The shares that may be sold under this program include shares of common stock of the Company with an aggregate offering price of approximately $233.0 million that were not sold under the Company's previous ATM equity program that expired in May 2018. Actual sales under the program will depend on a variety of factors including, but not limited to, market conditions, the trading price of the Company’s common stock and determinations of the appropriate sources of funding for the Company.

There was no activity under the Company’s ATM Equity Program during the three months ended March 31, 2019 and 2018. As of March 31, 2019, the Company had approximately $500.0 million available for issuance under its ATM Equity Program.

In 2015, the Company established a Non-Qualified Deferred Compensation Plan (“Deferred Compensation Plan”) maintained for the benefit of certain employees and members of the Company’s Board of Directors, in which vested share awards (see Note 8), salary and other cash amounts earned may be deposited. Deferred Compensation Plan assets are held in a rabbi trust, which is subject to the claims of the Company’s creditors in the event of bankruptcy or insolvency. The shares held in the Deferred Compensation Plan are classified within stockholders’ equity in a manner similar to the manner in which treasury stock is classified. Subsequent changes in the fair value of the shares are not recognized. During the three months ended March 31, 2019, 7,332 and 5,503 shares of vested stock were deposited into and withdrawn from the Deferred Compensation Plan, respectively. As of March 31, 2019, 71,432 shares of ACC’s common stock were held in the Deferred Compensation Plan.

7. Noncontrolling Interests

Interests in Consolidated Real Estate Joint Ventures and Presale Arrangements

Noncontrolling interests - partially owned properties: As of March 31, 2019, the Operating Partnership consolidates four joint ventures that own and operate ten owned off-campus properties. Additionally, the Company has entered into two presale agreements to purchase two in-process development properties. The portion of net assets attributable to the third-party partners in these arrangements is classified as “noncontrolling interests - partially owned properties” within equity and capital on the accompanying consolidated balance sheets of ACC and the Operating Partnership, respectively.

Redeemable noncontrolling interests (ACC) / redeemable limited partners (Operating Partnership): In the third quarter of 2017, the Company entered into two joint ventures (the “Core Joint Ventures”). The Company is consolidating these joint ventures and the noncontrolling interest holder in each of these consolidated joint ventures has the option to redeem its noncontrolling interest in the entities through the exercise of put options. The options will be exercisable in the third and fourth quarter of 2019, and the redemption price is based on the fair value of the properties at the time of option exercise. As the exercise of the options is outside of the Company’s control, the portion of net assets attributable to the third-party partner in each of the Core Joint Ventures is classified as “redeemable noncontrolling interests” and “redeemable limited partners” in the mezzanine section of the accompanying consolidated balance sheets of ACC and the Operating Partnership, respectively. During the three months ended March 31, 2019, there were no changes in the redemption value of redeemable noncontrolling interest that resulted from a change in the fair value of the net assets held by the Core Joint Ventures.

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

Operating Partnership Ownership

Also included in redeemable noncontrolling interests (ACC) / redeemable limited partners (Operating Partnership) are OP Units for which the Operating Partnership is required, either by contract or securities law, to deliver registered common shares of ACC to the exchanging OP unit holder, or for which the Operating Partnership has the intent or history of exchanging such units for cash. The units classified as such include Series A Preferred Units (“Preferred OP Units”) as well as Common OP Units. The value of OP Units is reported at the greater of fair value, which is based on the closing market value of the Company’s common

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

stock at period end, or historical cost at the end of each reporting period. The OP Unitholders’ share of the income or loss of the Company is included in “net income attributable to noncontrolling interests” on the consolidated statements of comprehensive income of ACC.

As of March 31, 2019 and December 31, 2018, approximately 0.5% of the equity interests of the Operating Partnership were held by owners of Common OP Units and Preferred OP Units not held by ACC or ACC Holdings. During the three months ended March 31, 2019, 42,271 Preferred OP Units were converted into an equal number of shares of ACC’s common stock. During the year ended December 31, 2018, 412,343 Common OP Units were converted into an equal number of shares of ACC’s common stock.

Below is a table summarizing the activity of redeemable noncontrolling interests (ACC) / redeemable limited partners (Operating Partnership) for the three months ended March 31, 2019, which includes both the redeemable joint venture partners and OP Units discussed above:

Balance, December 31, 2018	$184,446
Net income	259
Distributions	(305)
Conversion of OP Units into shares of ACC common stock	(252)
Adjustments to reflect OP Units at fair value	2,547
Balance, March 31, 2019	$186,695

Balance, December 31, 2017	$132,169
Net income	210
Distributions, net of contributions	(376)
Conversion of OP Units into shares of ACC common stock	(478)
Adjustments to reflect OP Units at fair value	(4,526)
Balance, March 31, 2018	$126,999

8. Incentive Award Plan

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

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Restricted Stock Awards (“RSAs”)

A summary of RSAs as of March 31, 2019 and activity during the three months then ended is presented below:

Number of RSAs
Nonvested balance at December 31, 2018	862,680
Granted	383,087
Vested(1)	(266,556)
Forfeited	(5,295)
Nonvested balance at March 31, 2019	973,916
(1) Includes shares withheld to satisfy tax obligations upon vesting.

The fair value of RSAs is calculated based on the closing market value of ACC’s common stock on the date of grant.  The fair value of these awards is amortized to expense over the vesting periods. Amortization expense for the three months ended March 31, 2019 and 2018 amounted to approximately $3.8 million and $3.3 million, respectively.

9. Derivative Instruments and Hedging Activities

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

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements.  To accomplish this objective, the Company primarily uses interest rate swaps and forward starting swaps as part of its interest rate risk management strategy.  Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.  Forward starting swaps are used to protect the Company against adverse fluctuations in interest rates by reducing its exposure to variability in cash flows relating to interest payments on a forecasted issuance of debt. As disclosed in Note 2, the adoption of ASU 2017-12 did not have a material effect on the Company’s consolidated financial statements. The change in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in other comprehensive income (“OCI”) (outside of earnings) and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings within the same income statement line item as the earnings effect of the hedged transaction.

The following table summarizes the Company’s outstanding interest rate swap contracts and forward starting swap contracts which are included in other assets and other liabilities on the accompanying consolidated balance sheets as of March 31, 2019:

Hedged Debt Instrument		Effective Date	Maturity Date	Pay Fixed Rate	Receive Floating Rate Index	Current Notional Amount	Fair Value
Cullen Oaks mortgage loan		Feb 18, 2014	Feb 15, 2021	2.2750%	LIBOR - 1 month	$13,014	$(6)
Cullen Oaks mortgage loan		Feb 18, 2014	Feb 15, 2021	2.2750%	LIBOR - 1 month	13,148	(6)
Park Point mortgage loan		Feb 1, 2019	Jan 16, 2024	2.7475%	LIBOR - 1 month	70,000	(1,919)
Unsecured corporate debt	(1)	Sep 30, 2019	Sep 30, 2029	2.8020%	LIBOR - 3 month	100,000	(3,490)
Unsecured corporate debt	(1)	Sep 30, 2019	Sep 30, 2029	2.8025%	LIBOR - 3 month	50,000	(1,742)
Unsecured corporate debt	(1)	Sep 30, 2019	Sep 30, 2029	2.7990%	LIBOR - 3 month	50,000	(1,727)
					Total	$296,162	$(8,890)

(1)	Represents forward starting swaps to hedge forecasted issuances of unsecured debt.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of March 31, 2019 and December 31, 2018:

	Asset Derivatives			Liability Derivatives
		Fair Value as of			Fair Value as of
Description	Balance Sheet Location	March 31, 2019	December 31, 2018	Balance Sheet Location	March 31, 2019	December 31, 2018

Interest rate swap contracts	Other assets	$—	$101	Other liabilities	$1,931	$—
Forward starting swap contracts	Other assets	—	—	Other liabilities	6,959	2,287
Total derivatives designated as hedging instruments		$—	$101		$8,890	$2,287

The table below presents the effect of the Company’s derivative financial instruments on the accompanying consolidated statements of comprehensive income for the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31,
Description	2019	2018
Amount of (loss) gain recognized in OCI on derivatives	$(5,896)	$363
Amount of loss reclassified from accumulated OCI into interest expense	$102	$102
Interest expense presented in the consolidated statements of comprehensive income in which the effects of cash flow hedges are recorded	$27,061	$23,684

Credit-risk-related Contingent Features
The Company has agreements with some of its derivative counterparties that contain a provision such that if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. Similarly, the Company has agreements with some of its derivative counterparties that contain a provision such that the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company's default on the indebtedness.

10.  Fair Value Disclosures

Financial Instruments Carried at Fair Value

The following table presents information about the Company’s financial instruments measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.  In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities the Company has the ability to access.  Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.  Level 2 inputs include quoted prices for similar assets and liabilities in active markets and inputs other than quoted prices observable for the asset or liability, such as interest rates and yield curves observable at commonly quoted intervals.  Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

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
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Disclosures concerning financial instruments measured at fair value are as follows:

	Fair Value Measurements as of
	March 31, 2019				December 31, 2018
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Derivative financial instruments	$—	$—	$—	$—	$—	$101	$—	$101
Liabilities:
Derivative financial instruments	$—	$8,890	$—	$8,890	$—	$2,287	$—	$2,287
Mezzanine:
Redeemable noncontrolling interests (Company)/Redeemable limited partners (Operating Partnership)	$—	$29,977	$156,718	$186,695	$—	$27,828	$156,618	$184,446

The OP Unit component of redeemable noncontrolling interests has a redemption feature, and is marked to its redemption value when the redemption value exceeds the original issue price.  The redemption value is based on the fair value of the Company’s common stock at the redemption date, and is therefore calculated based on the fair value of the Company’s common stock at the balance sheet date.  Since the valuation is based on observable inputs such as quoted prices for similar instruments in active markets, these instruments are classified in Level 2 of the fair value hierarchy.

As discussed in Note 7, the redeemable noncontrolling interests related to the joint venture partners in the Core Transaction are marked to their redemption value at each balance sheet date.  The redemption value is based on the fair value of the underlying properties held by the joint ventures.  This analysis incorporates information obtained from a number of sources, including the Company’s analysis of comparable properties in the Company’s portfolio, estimations of net operating results of the properties, capitalization rates, discount rates, and other market data. The Company has determined these estimates are primarily based upon unobservable inputs and therefore are considered to be Level 3 inputs within the fair value hierarchy.

Financial Instruments Not Carried at Fair Value

Cash and Cash Equivalents, Restricted Cash, Student Contracts Receivable, certain items in Other Assets (including receivables, deposits, and prepaid expenses), Accounts Payable and Accrued Expenses and Other Liabilities:  The Company estimates that the carrying amount approximates fair value, due to the short maturity of these instruments.

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
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The table below contains the estimated fair value and related carrying amounts for the Company’s financial instruments as of March 31, 2019 and December 31, 2018:

	March 31, 2019			December 31, 2018
	Estimated Fair Value	Carrying Amount		Estimated Fair Value	Carrying Amount
Assets:
Loans receivable	$50,993	$55,383		$50,993	$54,611
Liabilities:
Unsecured notes	$1,592,615	$1,589,096	(1)	$1,566,900	$1,588,446	(1)
Mortgage loans payable	$737,020	$760,093	(2)	$668,911	$693,384	(3)
Bonds payable	$28,911	$26,760	(4)	$28,805	$26,741	(4)

(1)	Includes net unamortized OID and net unamortized deferred financing costs (see Note 5).

(2)
Includes net unamortized debt premiums and discounts and net unamortized deferred financing costs (see Note 5). Does not include one variable rate mortgage loan with a principal balance of $41.2 million as of March 31, 2019.

(3)
Includes net unamortized debt premiums and discounts and net unamortized deferred financing costs (see Note 5). Does not include two variable rate mortgage loans with a combined principal balance of $111.4 million as of December 31, 2018.

(4) Includes net unamortized deferred financing costs (see Note 5).

11. Leases

Refer to Note 2 for information on the impact of the adoption of the New Leases Standard.

As Lessee

The Company, as lessee, has entered into 50 ground/facility and office space lease agreements, which qualify as operating leases under the New Leases Standard. These leases include leases entered into under the ACE program with university systems and Walt Disney World® Resort, leases with local and regional land owners for owned off-campus properties, leases for corporate office space, and leases under the OCPP structure. Under such leases, the lessors receive annual minimum (base) rent, variable rent based upon the operating performance of the property, or a combination thereof.  The leases have original terms (excluding extension options) ranging from seven to 102 years. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The Company records base rent expense under the straight-line method over the term of the lease, and variable rent expense is recorded when the achievement of the target is considered probable. Straight-line rent is capitalized during the construction period and expensed upon the commencement of operations. In the accompanying consolidated statements of comprehensive income, rent expense for ACE properties and OCPPs is included in ground/facility lease expense, and rent expense for owned off-campus properties is included in owned properties operating expenses. Total straight line rent expense, variable rent expense, and capitalized rent costs for the three months ended March 31, 2019 was $2.5 million, $2.6 million, and $2.5 million, respectively.

As of March 31, 2019, ROU Assets, which are included in other assets on the accompanying consolidated balance sheet, were approximately $280.0 million. For purposes of calculating the ROU Asset and lease liability for such leases, extension options are not included in the lease term unless it is reasonably certain that the Company will exercise the option, or the lessor has the sole ability to exercise the option. As most of the Company’s leases do not contain an implicit rate, the Company uses its incremental borrowing rate to determine the present value of the lease payments. This involves determining a secured interest rate for each lease based on the term of the respective lease. The weighted average incremental borrowing rate was 6.03% as of March 31, 2019. The weighted average remaining lease term of leases with a lease liability as of March 31, 2019 is 58.2 years (excluding extension options).

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

There were no finance lease obligations outstanding as of March 31, 2019. Future minimum commitments over the life of all operating leases, which exclude variable rent payments, are as follows:

	March 31, 2019		December 31, 2018
2019	$8,331	(1)	$9,463
2020	11,814		12,092
2021	16,280		16,653
2022	18,988		18,999
2023	19,067		18,903
Thereafter	1,049,874		1,042,842
Total minimum lease payments	1,124,354		$1,118,952
Less imputed interest	(841,804)
Total lease liabilities	$282,550
(1) Excluding the three months ended March 31, 2019.

As Lessor

The Company’s primary business involves leasing properties to students under agreements that are classified as operating leases, and which have terms of 12 months or less. These student leases do not provide for variable rent payments. The Company is also a lessor under commercial leases at certain owned properties, some of which provide for variable lease payments based upon tenant performance such as a percentage of sales. The Company recognizes the base lease payments provided for under the leases on a straight-line basis over the lease term, and variable payments are recognized in the period in which the changes in facts and circumstances on which the variable payments are based occur. Lease income under both student and commercial leases is included in owned property revenues in the accompanying consolidated statements of comprehensive income. Lease income under student leases totaled $221.7 million and $201.7 million for the three months ended March 31, 2019 and 2018, respectively, and lease income under commercial leases totaled $3.4 million and $3.3 million for the three months ended March 31, 2019 and 2018, respectively.

12. Commitments and Contingencies

Commitments

Construction Contracts: As of March 31, 2019, excluding two properties under construction and subject to presale arrangements which are being funded by construction loans, the Company estimates additional costs to complete six owned development projects under construction to be approximately $446.1 million.

Joint Ventures: As part of the Core Transaction, the Company entered into two joint ventures during the third quarter of 2017. As part of this transaction, the Company is obligated to increase its investment in the joint ventures over a two year period. As of March 31, 2019, the remaining funding commitment was approximately $154.0 million.

Presale Development Projects: The Company has entered into two presale agreements to purchase properties which will be completed in Fall 2019. Total estimated development costs of approximately $107.3 million include the purchase price and elected upgrades, of which $87.1 million remains to be funded as of March 31, 2019. The Company is obligated to purchase the properties as long as the developer meets certain construction completion deadlines and other closing conditions. As a part of the presale agreements, the Company has the option to elect not to purchase the asset, which would result in the Company paying a significant penalty. The Company is responsible for leasing, management, and initial operations of the project while the third-party developer retains development risk during the construction period. See Note 7 for further discussion.

The Company expects to fund the commitments mentioned above through a combination of proceeds from cash flows generated from operations, anticipated property dispositions, joint venture activity, and a combination of debt and equity transactions, which may include net proceeds from the ATM Equity Program discussed in Note 6, borrowings under the Company’s existing unsecured credit facilities, and accessing the unsecured bond market.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Contingencies

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

Under project cost guarantees, the Company is responsible for the construction cost of a project in excess of an approved budget. The budget consists primarily of costs included in the general contractors’ guaranteed maximum price contract (“GMP”). In most cases, the GMP obligates the general contractor, subject to force majeure and approved change orders, to provide completion date guarantees and to cover cost overruns and liquidated damages. In addition, the GMP is in certain cases secured with payment and performance bonds. Project cost guarantees expire upon completion of certain developer obligations, which are normally satisfied within one year after completion of the project. The Company’s estimated maximum exposure amount under the above guarantees is approximately $15.8 million as of March 31, 2019.  As of March 31, 2019, management did not anticipate any material deviations from schedule or budget related to third-party development projects currently in progress.

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

As a part of the development agreement with Walt Disney World® Resort, the Company has guaranteed the completion of construction of a $614.6 million project to be delivered in phases from 2020 to 2023. In addition, the Company is subject to a development guarantee in the event that the substantial completion of a project phase is delayed beyond its respective targeted delivery date, except in circumstances resulting in unavoidable delays. The agreement dictates that the Company shall pay damages of $20 per bed for each day of delay for any Disney College Internship Program participant who was either scheduled to live in the delayed phase as well as any participant who was not able to participate in the program due to the lack of available housing and would have otherwise been housed in the delayed phase. Under the agreement, the maximum exposure related to the Disney project assuming all beds are not delivered on their respective delivery date is approximately $0.2 million per day.

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

Pre-development expenditures: The Company incurs pre-development expenditures such as architectural fees, permits, and deposits associated with the pursuit of third-party and owned development projects.  The Company bears the risk of loss of these pre-development expenditures if financing cannot be arranged or the Company is unable to obtain the required permits and authorizations for the project.  As such, management periodically evaluates the status of third-party and owned projects that have not yet commenced construction and expenses any deferred costs related to projects whose current status indicates the commencement of construction is unlikely and/or the costs may not provide future value to the Company in the form of revenues. As of March 31, 2019, the Company has deferred approximately $8.2 million in pre-development costs related to third-party and owned development projects that have not yet commenced construction.  Such costs are included in other assets on the accompanying consolidated balance sheets.

Other Guarantees: In 2017, as part of the purchase of an undeveloped land parcel, the Company entered into an agreement to construct a commercial retail space within a project under development that will be conveyed back to the seller upon construction completion.  If the construction of the retail space is not completed in accordance with the agreement, the Company is required to pay liquidated damages of $2.1 million. As of March 31, 2019, management anticipates completing construction of the retail space in accordance with the agreement.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Three Months Ended March 31,
	2019	2018
Owned Properties
Rental revenues and other income	$225,201	$206,389
Interest income	119	381
Total revenues from external customers	225,320	206,770
Operating expenses before depreciation, amortization, and ground/facility lease expense	(92,169)	(88,060)
Ground/facility lease expense	(2,667)	(2,047)
Interest expense, net (1)	(4,763)	(1,629)
Operating income before depreciation and amortization	$125,721	$115,034
Depreciation and amortization	$65,632	$61,808
Capital expenditures	$115,519	$134,250

On-Campus Participating Properties
Rental revenues and other income	$11,448	$10,443
Interest income	41	21
Total revenues from external customers	11,489	10,464
Operating expenses before depreciation, amortization, and ground/facility lease expense	(3,957)	(3,425)
Ground/facility lease expense	(882)	(795)
Interest expense, net (1)	(1,303)	(1,253)
Operating income before depreciation and amortization	$5,347	$4,991
Depreciation and amortization	$2,056	$1,942
Capital expenditures	$230	$1,146

Development Services
Development and construction management fees	$3,171	$846
Operating expenses	(1,886)	(2,205)
Operating income (loss) before depreciation and amortization	$1,285	$(1,359)

Property Management Services
Property management fees from external customers	$2,311	$2,731
Operating expenses	(2,300)	(1,993)
Operating income before depreciation and amortization	$11	$738

Reconciliations
Total segment revenues and other income	$242,291	$220,811
Unallocated interest income earned on investments and corporate cash	766	821
Total consolidated revenues, including interest income	$243,057	$221,632

Segment operating income before depreciation and amortization	$132,364	$119,404
Depreciation and amortization	(69,887)	(66,193)
Net unallocated expenses relating to corporate interest and overhead	(27,544)	(26,680)
Provision for real estate impairment	(3,201)	—
Income tax provision	(364)	(281)
Net income	$31,368	$26,250

(1)	Net of capitalized interest and amortization of debt premiums.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

14. Subsequent Events

Distributions:  On May 1, 2019, the Board of Directors of the Company declared a distribution per share of $0.47, which will be paid on May 24, 2019 to all common stockholders of record as of May 13, 2019.  At the same time, the Operating Partnership will pay an equivalent amount per unit to holders of Common OP Units, as well as the quarterly cumulative preferential distribution to holders of Preferred OP Units (see Note 7).

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

Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following: general risks affecting the real estate industry; risks associated with changes in University admission or housing policies; risks associated with the availability and terms of financing and the use of debt to fund acquisitions and developments; failure to manage effectively our growth and expansion into new markets or to integrate acquisitions successfully; risks and uncertainties affecting property development and construction; risks associated with downturns in the national and local economies, volatility in capital and credit markets, increases in interest rates, and volatility in the securities markets; costs of compliance with the Americans with Disabilities Act and other similar laws; potential liability for uninsured losses and environmental contamination; risks associated with our Company’s potential failure to qualify as a REIT under the Internal Revenue Code of 1986 (the “Code”), as amended, and possible adverse changes in tax and environmental laws; and the other factors discussed in the “Risk Factors” contained in Item 1A of our Form 10-K for the year ended December 31, 2018.

Our Company and Our Business

Overview

American Campus Communities, Inc. (“ACC”) is a real estate investment trust (“REIT”) that commenced operations effective with the completion of an initial public offering (“IPO”) on August 17, 2004. Through ACC’s controlling interest in American Campus Communities Operating Partnership LP (“ACCOP”), ACC is one of the largest owners, managers and developers of high quality student housing properties in the United States in terms of beds owned and under management. ACC is a fully integrated, self-managed and self-administered equity REIT with expertise in the acquisition, design, financing, development, construction management, leasing and management of student housing properties. ACC’s common stock is publicly traded on the New York Stock Exchange (“NYSE”) under the ticker symbol “ACC.”  References to the “Company,” “we,” “us” or “our” mean collectively ACC, ACCOP and those entities/subsidiaries owned or controlled by ACC and/or ACCOP.  References to the “Operating Partnership” mean collectively ACCOP and those entities/subsidiaries owned or controlled by ACCOP.  Unless otherwise indicated, the accompanying discussion applies to both the Company and the Operating Partnership.

Property Portfolio

As of March 31, 2019, our total owned property portfolio contained 171 properties, consisting of owned off-campus student housing properties that are in close proximity to colleges and universities, American Campus Equity (“ACE®”) properties operated under ground/facility leases with university systems, and on-campus participating properties operated under ground/facility leases with the related university systems.  Of the 171 properties, eight were under development as of March 31, 2019.  Our communities contain modern housing units and are supported by a resident assistant system and other student-oriented programming, with many offering resort-style amenities.

As of March 31, 2019, through ACC’s taxable REIT subsidiary (“TRS”) entities, we provided third-party management and leasing services for 34 properties, bringing our total owned and third-party managed portfolio to 205 properties.  Third-party management and leasing services are typically provided pursuant to management contracts that have initial terms that range from one to five years.

Below is a summary of our property portfolio as of March 31, 2019:

Property portfolio:	Properties	Beds
Owned operating properties:
Off-campus properties	128	71,856
On-campus ACE (1) (2)	29	23,250
Subtotal – operating properties	157	95,106

Owned properties under development:
Off-campus properties	3	1,278
On-campus ACE (2)	5	7,733
Subtotal – properties under development	8	9,011

Total owned properties	165	104,117

On-campus participating properties	6	5,230

Total owned property portfolio	171	109,347

Managed properties	34	24,343
Total property portfolio	205	133,690

(1)	Includes two properties at Prairie View A&M University that we ultimately expect to be refinanced under the existing on-campus participating structure.

(2)	Includes 33 properties operated under ground/facility leases with 16 university systems and one property operated under a ground/facility lease with Walt Disney World® Resort.

Leasing Results

Our financial results for the year ended December 31, 2019 are significantly impacted by the results of our annual leasing process for the 2017/2018 and 2018/2019 academic years.  As of September 30, 2018, the beginning of the 2018/2019 academic year, occupancy at our 2019 same store properties was 97.0% with a rental rate increase of 2.0% compared to the prior academic year, and occupancy at our total owned property portfolio was also 97.0%.

Development

At March 31, 2019, we were in the process of constructing five on-campus ACE properties and one owned off-campus property. These properties are summarized in the table below:

Owned Development Projects Under Construction:

Project	Location	Primary University Served	Project Type	Beds	Estimated Project Cost	Total Costs Incurred	Scheduled Occupancy

191 College	Auburn, AL	Auburn University	Off-campus	495	$59,300	$47,507	July 2019
LightView	Boston, MA	Northeastern University	ACE	825	153,400	129,986	August 2019
University of Arizona Honors College	Tucson, AZ	University of Arizona	ACE	1,056	84,700	62,826	August 2019
		SUBTOTAL - 2019 DELIVERIES		2,376	$297,400	$240,319

Disney College Program Phases I-II (1)	Orlando, FL	Walt Disney World Resort	ACE	1,627	$108,500	$24,775	May & Aug 2020
Currie Hall Phase II	Los Angeles, CA	Univ. of Southern California	ACE	272	42,000	4,313	July 2020
San Francisco State University	San Francisco, CA	San Francisco State Univ.	ACE	584	129,200	27,912	August 2020
		SUBTOTAL - 2020 DELIVERIES		2,483	$279,700	$57,000

Disney College Program Phases III-V (1)	Orlando, FL	Walt Disney World Resort	ACE	3,369	$190,400	$24,082	Jan, May & Aug 2021
		SUBTOTAL - 2021 DELIVERIES		3,369	$190,400	$24,082

(1)
The Disney College Program project will be delivered in multiple phases over several years with initial deliveries expected to occur in 2020. Including project phases that are not yet under construction, full development completion is anticipated for 2023. All phases are counted as one property.

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

Presale Development Projects Under Construction:

The Company is currently party to presale agreements to purchase two owned properties. Refer to Note 3 in the accompanying Notes to Consolidated Financial Statements contained in Item 1 for a more detailed discussion of our recent presale development activity. As of March 31, 2019, our presale development pipeline consisted of the following properties:

Project	Location	Primary University Served	Project Type	Beds	Purchase Price	Amount Funded as of March 31, 2019	Scheduled Occupancy

The Flex at Stadium Centre	Tallahassee, FL	Florida State University	Off-campus	340	$36,700	$353	August 2019
959 Franklin (1)	Eugene, OR	University of Oregon	Off-campus	443	70,600	19,873	September 2019
SUBTOTAL – 2019 DELIVERIES				783	$107,300	$20,226

(1)	As part of the presale agreement, the Company provided $15.6 million of mezzanine financing to the project.

Third-Party Development Services

Through ACC’s TRS entities, we provide development and construction management services for student housing properties owned by colleges and universities, charitable foundations and others.  As of March 31, 2019, we were under contract on seven third-party development projects that are currently under construction and whose fees total $25.2 million.  As of March 31, 2019, fees of approximately $8.1 million remained to be earned by the Company with respect to these projects, which have scheduled completion dates in 2019 and 2020.

Critical Accounting Policies

With the exception of the adoption of ASC Topic 842, Leases (“ASC 842”), there have been no material changes to the Company’s critical accounting policies disclosed in the Company’s Form 10-K for the year ended December 31, 2018. Refer to Note 2 in the accompanying Notes to Consolidated Financial statements contained in Item 1 for information regarding recently adopted accounting standards, including ASC 842.

Results of Operations

Comparison of the Three Months Ended March 31, 2019 and March 31, 2018

The following table presents our results of operations for the three months ended March 31, 2019 and 2018, including the amount and percentage change in these results between the two periods.

	Three Months Ended March 31,
	2019	2018	Change ($)	Change (%)
Revenues:
Owned properties	$224,419	$205,532	$18,887	9.2%
On-campus participating properties	11,448	10,443	1,005	9.6%
Third-party development services	3,171	846	2,325	274.8%
Third-party management services	2,311	2,731	(420)	(15.4)%
Resident services	782	857	(75)	(8.8)%
Total revenues	242,131	220,409	21,722	9.9%

Operating expenses:
Owned properties	92,169	88,060	4,109	4.7%
On-campus participating properties	3,957	3,425	532	15.5%
Third-party development and management services	4,186	4,198	(12)	(0.3)%
General and administrative	7,315	6,699	616	9.2%
Depreciation and amortization	68,755	64,779	3,976	6.1%
Ground/facility leases	3,549	2,842	707	24.9%
Provision for real estate impairment	3,201	—	3,201	100.0%
Total operating expenses	183,132	170,003	13,129	7.7%

Operating income	58,999	50,406	8,593	17.0%

Nonoperating income (expenses):
Interest income	926	1,223	(297)	(24.3)%
Interest expense	(27,061)	(23,684)	(3,377)	14.3%
Amortization of deferred financing costs	(1,132)	(1,414)	282	(19.9)%
Total nonoperating expenses	(27,267)	(23,875)	(3,392)	14.2%

Income before income taxes	31,732	26,531	5,201	19.6%
Income tax provision	(364)	(281)	(83)	29.5%

Net income	31,368	26,250	5,118	19.5%

Net income attributable to noncontrolling interests	(1,728)	(323)	(1,405)	435.0%
Net income attributable to ACC, Inc. and Subsidiaries common stockholders	$29,640	$25,927	$3,713	14.3%

Same Store and New Property Operations

We define our same store property portfolio as owned properties that were owned and operating for both of the full years ended December 31, 2019 and December 31, 2018, which are not conducting or planning to conduct substantial development, redevelopment, or repositioning activities, and are not classified as held for sale as of March 31, 2019.

Same store revenues are defined as revenues generated from our same store portfolio and consist of rental revenue earned from student leases as well as other income items such as utility income, damages, parking income, summer conference rent, application and administration fees, income from retail tenants, the provision for uncollectible accounts, and income earned by one of our TRS entities from ancillary activities such as the provision of food services.

Same store operating expenses are defined as operating expenses generated from our same store portfolio and include usual and customary expenses incurred to operate a property such as payroll, maintenance, utilities, marketing, general and administrative costs, insurance, and property taxes.  Same store operating expenses also include an allocation of payroll and other administrative costs related to corporate management and oversight.

A reconciliation of our same store, new property and sold/other property operations to our consolidated statements of comprehensive income is set forth below:

	Same Store Properties		New Properties		Sold Properties/Other(1)		Total - All Properties
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2019	2018	2019	2018	2019 (2)	2018 (3)	2019	2018
Number of properties (4)	144	144	10	—	3	7	157	151
Number of beds (4)	86,717	86,717	6,985	—	1,404	2,886	95,106	89,603

Revenues (5)	$205,369	$199,115	$18,558	$121	$1,274	$6,235	$225,201	$205,471	(6)
Operating expenses	84,837	84,382	6,115	124	1,217	2,636	92,169	87,142	(6)

(1)	Does not include the allocation of payroll and other administrative costs related to corporate management and oversight.

(2)
Includes one property currently in receivership that is in the process of being transferred to the lender in settlement of the property’s $27.4 million mortgage loan that matured in August 2017, and one property consisting of two phases classified as Held for Sale as of March 31, 2019. Also includes recurring professional fees related to the formation and operation of the ACC / Allianz Joint Venture.

(3)	Includes the properties described above in Note 2, as well as properties sold in 2018 and one property converted to the OCPP structure in January 2019.

(4)	Does not include properties under construction or undergoing redevelopment.

(5)	Includes revenues which are reflected as resident services revenue on the accompanying consolidated statements of comprehensive income.

(6)
The Company adopted new lease accounting guidance on January 1, 2019 which required the reclassification of the provision for uncollectible accounts from operating expenses to revenue. For purposes of calculating same store and new property results of operations, the reclassification is reflected for all periods presented to ensure comparability between periods. The provision for uncollectible accounts for all owned properties was $1.1 million and $0.9 million for the three months ended March 31, 2019 and 2018, respectively.

Same Store Properties:  The increase in revenue from our same store properties was primarily due to an increase in average rental rates for the 2018/2019 academic year, as well as an increase in weighted average occupancy from 94.9% during the three months ended March 31, 2018 to 96.9% during the three months ended March 31, 2019. Future revenues will be dependent on our ability to maintain our current leases in effect for the 2018/2019 academic year and our ability to achieve appropriate rental rates and desired occupancy levels for the 2019/2020 academic year at our various properties.

The slight increase in operating expenses for our same store properties was primarily due to a decrease in utilities expenses, which was primarily due to our continuing efforts to renegotiate expiring cable and internet agreements at lower rates, lower electricity costs from favorable weather patterns, and savings at properties that have recently undergone LED replacements. We anticipate that operating expenses for our same store property portfolio for 2019 will increase as compared to 2018 due to increases in property taxes, payroll, and general inflation.

New Property Operations: Our new properties for the three months ended March 31, 2019 include development properties that completed construction and opened for operations in Fall 2018. These properties are summarized in the table below:

Property	Location	Primary University Served	Beds	Opening Date
Gladding Residence Center (ACE)	Richmond, VA	Virginia Commonwealth University	1,524	August 2018
Irvington House (ACE)	Indianapolis, IN	Butler University	648	August 2018
Greek Leadership Village (ACE)	Tempe, AZ	Arizona State University	957	August 2018
David Blackwell Hall (ACE)	Berkeley, CA	University of California, Berkeley	780	August 2018
NAU Honors College (ACE)	Flagstaff, AZ	Northern Arizona University	636	August 2018
U Club Townhomes at Oxford (ACE)	Oxford, MS	University of Mississippi	528	August 2018
The Edge - Stadium Centre	Tallahassee, FL	Florida State University	413	August 2018
Hub Ann Arbor	Ann Arbor, MI	University of Michigan	310	August 2018
Hub Flagstaff	Flagstaff, AZ	Northern Arizona University	591	August 2018
Campus Edge on Pierce	West Lafayette, IN	Purdue University	598	August 2018
		Total - Owned New Developments Properties	6,985

On-Campus Participating Properties (“OCPP”) Operations

As of March 31, 2019, we had six OCPPs containing 5,230 beds. In January 2019, one owned property located at Prairie View A&M University was converted to the OCPP structure and is now included in our OCPP portfolio, contributing to the increase in both revenues and expenses for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. In addition, the Company adopted new lease accounting guidance on January 1, 2019 which required the reclassification of the provision for uncollectible accounts from operating expenses to revenue. The reclassification is reflected on a prospective basis in the Consolidated Statements of Comprehensive Income contained in Item 1 herein starting in the first quarter 2019. The amount reclassified from operating expenses to revenue was a $0.8 million benefit and a $0.1 million expense for the three months ended March 31, 2019 and 2018, respectively.

Revenues from these properties increased by $1.0 million, from $10.4 million during the three months ended March 31, 2018, to $11.4 million during the three months ended March 31, 2019. In addition to the factors described above, the increase was also due to a slight increase in average occupancy from 95.4% for the three months ended March 31, 2018 to 95.7% for the three months ended March 31, 2019. Operating expenses at these properties increased by $0.6 million, from $3.4 million for the three months ended March 31, 2018, to $4.0 million for the three months ended March 31, 2019. This increase was primarily due to the conversion of one property to the OCPP structure as described above, including related transaction expenses. We anticipate that revenues from these properties for 2019 will increase due to the factors described above. In addition, future revenues will be dependent on our ability to maintain our current leases in effect for the 2018/2019 academic year and our ability to obtain appropriate rental rates and desired occupancy for the 2019/2020 academic year. We anticipate that operating expenses for these properties for 2019 will increase as compared to 2018 due to the conversion of one property to the OCPP structure in January 2019 and general inflation.

Third-Party Development Services Revenue

Third-party development services revenue increased by approximately $2.4 million, from $0.8 million during the three months ended March 31, 2018, to $3.2 million for the three months ended March 31, 2019.  This increase was primarily due to the closing of bond financing and commencement of construction of the Calhoun Hall project at Drexel University during the three months ended March 31, 2019, which contributed approximately $1.3 million in revenue for the quarter. The remainder of the increase is due to an increase in the number of third-party development projects under construction during the current year as compared to the prior year. During the three months ended March 31, 2019, we had six projects under construction with an average contractual fee of $3.8 million, as compared to three projects under construction during the three months ended March 31, 2018 with an average contractual fee of $4.5 million.

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

General and Administrative

General and administrative expenses increased approximately $0.6 million, from $6.7 million during three months ended March 31, 2018, to $7.3 million for the three months ended March 31, 2019. This increase was primarily due to additional expenses incurred in connection with enhancements to our operating systems platform, additional payroll expenses, and other general inflationary factors. We anticipate general and administrative expenses will decrease in 2019 as compared to 2018 due to transaction costs incurred in 2018 related to the formation of the ACC / Allianz Joint Venture Transaction, offset by an increase in payroll costs and an increase in expenses incurred in connection with enhancements to our operating systems platform.

Depreciation and Amortization

Depreciation and amortization increased by approximately $4.0 million, from $64.8 million during the three months ended March 31, 2018, to $68.8 million for the three months ended March 31, 2019.  This increase was primarily due to a $5.6 million increase related to the completion of construction and opening of ten owned development properties in Fall 2018, offset by a $1.7 million decrease in depreciation and amortization expense related to properties sold in 2018. We anticipate depreciation and amortization expense will increase in 2019 as compared to 2018 due to the completion of owned development projects in Fall 2018 and Fall 2019, offset by property dispositions completed during 2018 and anticipated during 2019.

Ground/Facility Leases

Ground/facility leases expense increased by approximately $0.7 million, from $2.8 million during the three months ended March 31, 2018, to $3.5 million for the three months ended March 31, 2019. This increase was primarily due to ACE development projects that completed construction and opened for operations in Fall 2018. We anticipate ground/facility leases expense will increase in 2019 as compared to 2018, primarily as a result of the timing of new ACE projects being placed into service, and the conversion of one owned property to the OCPP structure in January 2019.

Provision for Real Estate Impairment

During the three months ended March 31, 2019, we recorded an impairment charge of $3.2 million for one owned property serving students attending Florida A&M University that is classified as Held for Sale as of March 31, 2019. Refer to Note 2 in the accompanying Notes to Consolidated Financial Statements contained in Item 1 for a detailed discussion of this transaction.

Interest Expense

Interest expense increased by approximately $3.4 million, from $23.7 million during the three months ended March 31, 2018, to $27.1 million for the three months ended March 31, 2019. This increase was primarily due to $3.3 million in additional interest expense incurred in the current year related to the issuance of $330 million in mortgage debt as part of the ACC / Allianz Joint Venture Transaction which closed in May 2018, and $2.8 million of additional interest expense due to the timing of borrowings under our unsecured revolving credit facility during the respective three month periods. These increases were offset by a $2.6 million decrease in term loan interest expense due to the pay-off of $450 million of term loans in 2018. We anticipate interest expense will increase in 2019 as compared to 2018 due to increased interest rates on a higher average outstanding balance under our revolving credit facility throughout 2019, additional interest incurred from $330 million in mortgage debt as part of the ACC / Allianz Joint Venture Transaction, and additional interest incurred from any additional unsecured debt anticipated during 2019.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests represents consolidated joint venture partners’ share of net income, as well as net income allocable to holders of Operating Partnership units. The increase in this item as compared to the prior year is primarily due to the closing of the ACC / Allianz Joint Venture Transaction in May 2018.

Liquidity and Capital Resources

Cash Balances and Cash Flows

As of March 31, 2019, we had $79.9 million in cash and cash equivalents and restricted cash as compared to $106.5 million in cash and cash equivalents and restricted cash as of December 31, 2018.  Restricted cash primarily consists of escrow accounts held by lenders, resident security deposits as required by law in certain states, and funds held in escrow in connection with potential acquisition and development opportunities.  The following discussion relates to changes in cash due to operating, investing and financing activities, which are presented in our consolidated statements of cash flows included in Item 1.

Operating Activities: For the three months ended March 31, 2019, net cash provided by operating activities was approximately $80.6 million, as compared to approximately $108.1 million for the three months ended March 31, 2018, a decrease of $27.5 million.  This decrease in cash flows was primarily due to the timing of property tax payments for owned properties and the sale of three properties in 2018. This decrease was partially offset by operating cash flows from the completion of construction and opening of six owned development properties and four presale developments in August 2018, and an increase in operating results for same store properties.

Investing Activities:  Investing activities utilized approximately $116.9 million and $136.7 million for the three months ended March 31, 2019 and 2018, respectively.  The $19.8 million decrease in cash utilized in investing activities was primarily a result of the following: (i) an $18.1 million decrease in cash used to fund the construction of our owned development properties, related to the timing of construction commencement and completion of our owned development pipeline; and (ii) a $1.5 million decrease in cash used to fund capital expenditures at our owned and on-campus participating properties.

Financing Activities: For the three months ended March 31, 2019, net cash provided by financing activities totaled approximately $9.6 million as compared to net cash provided by financing activities of $47.8 million for the three months ended March 31, 2018. The $38.2 million decrease in cash provided by financing activities was primarily a result of the following: (i) a $20.3 million decrease in net proceeds on our revolving credit facility; (ii) an $18.8 million decrease in proceeds from construction loans; (iii) a $3.5 million increase in distributions to noncontrolling interests; (iv) a $3.0 million increase in distributions to common and restricted stockholders; (v) a $1.9 million increase in payments of debt issuance costs; and (vi) a $1.1 million increase in taxes paid on net share settlements. These decreases were partially offset by a $10.4 million decrease in cash used to pay off mortgage and construction debt.

Liquidity Needs, Sources and Uses of Capital

As of March 31, 2019, our short-term liquidity needs included, but were not limited to, the following: (i) anticipated distribution payments to our common and restricted stockholders totaling approximately $259.9 million based on an assumed annual cash distribution of $1.88 per share and the number of our shares outstanding as of March 31, 2019; (ii) anticipated distribution payments to our Operating Partnership unitholders totaling approximately $1.2 million based on an assumed annual distribution of $1.88 per common unit and a cumulative preferential per annum cash distribution rate of 5.99% on our Preferred OP Units based on the number of units outstanding as of March 31, 2019; (iii) estimated development costs over the next 12 months totaling approximately $315.7 million for our owned properties currently under construction; (iv) an $87.1 million obligation to purchase two properties subject to presale arrangements (see Note 12 in the accompanying Notes to the Consolidated Financial Statements contained in Item 1); (v) an obligation to increase our investment in two joint ventures, resulting in a funding commitment of approximately $154.0 million (see Note 12 in the accompanying Notes to the Consolidated Financial Statements contained in Item 1); (vi) funds for other development projects scheduled to commence construction during the next 12 months; and (vii) potential future property or land acquisitions, including mezzanine financed developments.

We expect to meet our short-term liquidity requirements by: (i) borrowing under our existing revolving credit facility; (ii) accessing the unsecured bond market; (iii) exercising debt extension options to the extent they are available; (iv) issuing securities, including common stock, under our ATM Equity Program discussed more fully in Note 6 in the accompanying Notes to Consolidated Financial Statements contained in Item 1, or otherwise; (v) potentially disposing of properties and/or entering into joint venture arrangements, depending on market conditions; and (vi) utilizing current cash on hand and net cash provided by operations. Our ability to obtain additional financing will depend on a variety of factors such as market conditions, the general availability of credit, the overall availability of credit to the real estate industry, our credit ratings and credit capacity, as well as the perception of lenders regarding our long or short-term financial prospects.

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

On May 1, 2019, our Board of Directors declared a distribution per share of $0.47, which will be paid on May 24, 2019 to all common stockholders of record as of May 13, 2019.  At the same time, the Operating Partnership will pay an equivalent amount per unit to holders of Common OP Units, as well as the quarterly cumulative preferential distribution to holders of Preferred OP Units.

Indebtedness

The amounts below exclude net unamortized debt premiums and discounts related to mortgage loans assumed in connection with property acquisitions, original issue discounts (“OID”s), and deferred financing costs (see Note 5 in the accompanying Notes to the Consolidated Financial Statements contained in Item 1). A summary of our consolidated indebtedness as of March 31, 2019 is as follows:

	Amount	% of Total	Weighted Average Rates (1)	Weighted Average Maturities
Secured	$856,402	27.5%	4.7%	6.5 Years
Unsecured	2,257,400	72.5%	3.7%	4.3 Years
Total consolidated debt	$3,113,802	100.0%	4.0%	4.9 Years

Fixed rate debt
Secured
Project-based taxable bonds	$27,030	0.9%	7.6%	5.6 Years
Mortgage	751,769	24.1%	4.6%	5.7 Years
Unsecured
April 2013 Notes	400,000	12.8%	3.8%	4.0 Years
June 2014 Notes	400,000	12.8%	4.1%	5.3 Years
September 2015 Notes	400,000	12.8%	3.4%	1.5 Years
October 2017 Notes	400,000	12.8%	3.6%	8.6 Years
Total - fixed rate debt	2,378,799	76.2%	3.9%	5.0 Years

Variable rate debt:
Secured
Mortgage and construction	77,603	2.5%	5.2%	14.2 Years
Unsecured
Term loans	200,000	6.5%	3.6%	3.2 Years
Unsecured revolving credit facility	457,400	14.8%	3.7%	3.0 Years
Total - variable rate debt	735,003	23.8%	4.2%	4.7 Years
Total consolidated debt	$3,113,802	100.0%	4.0%	4.9 Years

(1)	Represents stated interest rate and does not include the effect of the amortization of deferred financing costs, debt premiums and discounts, OIDs, and interest rate swap terminations.

Funds From Operations (“FFO”)

The National Association of Real Estate Investment Trusts (“NAREIT”) currently defines FFO as net income or loss attributable to common shares computed in accordance with generally accepted accounting principles (“GAAP”), excluding gains or losses from depreciable operating property sales, impairment charges and real estate depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.  We present FFO because we consider it an important supplemental measure of our operating performance and believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of REITs, many of which present FFO when reporting their results.  FFO excludes GAAP historical cost depreciation and amortization of real estate and related assets, which assumes that the value of real estate diminishes ratably over time.  Historically, however, real estate values have risen or fallen with market conditions.  We therefore believe that FFO provides a performance measure that, when compared year over year, reflects the impact to operations from trends in occupancy rates, rental rates, operating costs, and interest costs, among other items, providing perspective not immediately apparent from net income.  We compute FFO in accordance with standards established by the Board of Governors of NAREIT in its December 2018 White Paper, which may differ from the methodology for calculating FFO utilized by other equity REITs and, accordingly, may not be comparable to such other REITs.

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

The following table presents a reconciliation of our net income attributable to common stockholders to FFO and FFOM:

	Three Months Ended March 31,
	2019	2018
Net income attributable to ACC, Inc. and Subsidiaries common stockholders	$29,640	$25,927
Noncontrolling interests(1)	160	322
Elimination of provision for real estate impairment	3,201	—
Real estate related depreciation and amortization(2)	65,376	63,578
Funds from operations (“FFO”) attributable to common stockholders and OP unitholders	98,377	89,827

Elimination of operations of on-campus participating properties:
Net income from on-campus participating properties	(3,692)	(3,369)
Amortization of investment in on-campus participating properties	(2,029)	(1,942)
	92,656	84,516
Modifications to reflect operational performance of on-campus participating properties:
Our share of net cashflow (3)	882	795
Management fees and other(4)	820	477
Contribution from on-campus participating properties	1,702	1,272

Elimination of FFO from property in receivership (5)	969	590
Funds from operations – modified (“FFOM”) attributable to common stockholders and OP unitholders	$95,327	$86,378

FFO per share – diluted	$0.71	$0.65
FFOM per share – diluted	$0.69	$0.62
Weighted-average common shares outstanding – diluted	138,811,527	138,534,412

1.	The difference from the amount presented in the Company’s consolidated statements of comprehensive income represents consolidated joint venture partners’ share of net income.

2.
The difference from the amount presented in the Company’s consolidated statements of comprehensive income represents corporate depreciation and consolidated joint venture partners’ share of depreciation. Corporate depreciation for the three months ended March 31, 2019 was $1.2 million. The joint venture partners' share of depreciation for the three months ended March 31, 2019 was $2.2 million.

3.
50% of the properties’ net cash available for distribution after payment of operating expenses, debt service (including repayment of principal) and capital expenditures which is included in ground/facility leases expense in the consolidated statements of comprehensive income.

4.	Includes a $0.3 million transaction fee related to the conversion of one property at Prairie View A&M University to the OCPP structure in January 2019.

5.
Represents FFO for an owned property that has been in receivership since May 2017 and is in the process of being transferred to the lender in settlement of the property's $27.4 million mortgage loan that matured in August 2017. FFOM for the prior year comparable period has been adjusted to reflect this elimination.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss from adverse changes in market prices and interest rates.  Our future earnings and cash flows are dependent upon prevailing market rates.  Accordingly, we manage our market risk by matching projected cash inflows from operating, investing and financing activities with projected cash outflows for debt service, acquisitions, capital expenditures, distributions to stockholders and unitholders, and other cash requirements.  The majority of our outstanding debt has fixed interest rates, which minimizes the risk of fluctuating interest rates.  Our exposure to market risk includes interest rate fluctuations in connection with our revolving credit facilities and variable rate construction loans and our ability to incur more debt without stockholder approval, thereby increasing our debt service obligations, which could adversely affect our cash flows.  No material changes have occurred in relation to market risk since our Annual Report on Form 10-K for the year ended December 31, 2018.

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

American Campus Communities Operating Partnership LP

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

Item 1A.           Risk Factors

There have been no material changes to the risk factors that were discussed in Part 1, Item 1A of the Company’s and the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2.              Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.              Defaults Upon Senior Securities

None.

Item 4.              Mine Safety Disclosures

Not applicable.

Item 5.              Other Information

None.

Item 6.              Exhibits

Exhibit Number	Description of Document

31.1	American Campus Communities, Inc. - Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	American Campus Communities, Inc. - Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	American Campus Communities Operating Partnership LP - Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	American Campus Communities Operating Partnership LP - Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	American Campus Communities, Inc. - Certification of Chief Executive Officer Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	American Campus Communities, Inc. - Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3
American Campus Communities Operating Partnership LP - Certification of Chief Executive Officer Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.4
American Campus Communities Operating Partnership LP - Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Dated:	May 2, 2019

AMERICAN CAMPUS COMMUNITIES, INC.

By:	/s/ Daniel B. Perry

Daniel B. Perry Executive Vice President, Chief Financial Officer, Treasurer and Secretary

By:	/s/ Kim K. Voss

Kim K. Voss Executive Vice President, Chief Accounting Officer, and Assistant Secretary

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	May 2, 2019

AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP LP
By:	American Campus Communities Holdings, LLC, its general partner
	By:	American Campus Communities, Inc., its sole member

	By:	/s/ Daniel B. Perry

Daniel B. Perry Executive Vice President, Chief Financial Officer, Treasurer and Secretary

	By:	/s/ Kim K. Voss

Kim K. Voss Executive Vice President, Chief Accounting Officer, and Assistant Secretary