Form 10-Q
period 2019-06-30
AMERICAN CAMPUS COMMUNITIES INC; American Campus Communities Operating Partnership LP
filed 2019-08-02
CIK 1283630, 1357369

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2019.

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period From ______________________ to _________________________

Commission file number 001-32265 (American Campus Communities, Inc.)
Commission file number 333-181102-01 (American Campus Communities Operating Partnership LP)

AMERICAN CAMPUS COMMUNITIES, INC.
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP LP
(Exact name of registrant as specified in its charter)

(American Campus Communities, Inc.)	Maryland		76-0753089
(American Campus Communities Operating Partnership LP)	Maryland		56-2473181
	(State or Other Jurisdiction of Incorporation or Organization)		(IRS Employer Identification No.)
	12700 Hill Country Blvd.,	Suite T-200	78738
	Austin,	TX	(Zip Code)
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

There were 137,402,359 shares of the American Campus Communities, Inc.’s common stock with a par value of $0.01 per share outstanding as of the close of business on July 26, 2019.

EXPLANATORY NOTE

This report combines the reports on Form 10-Q for the quarterly period ended June 30, 2019 of American Campus Communities, Inc. and American Campus Communities Operating Partnership LP. Unless stated otherwise or the context otherwise requires, references to “ACC” mean American Campus Communities, Inc., a Maryland corporation that has elected to be treated as a real estate investment trust (“REIT”) under the Internal Revenue Code, and references to “ACCOP” mean American Campus Communities Operating Partnership LP, a Maryland limited partnership. References to the “Company,” “we,” “us” or “our” mean collectively ACC, ACCOP and those entities/subsidiaries owned or controlled by ACC and/or ACCOP. References to the “Operating Partnership” mean collectively ACCOP and those entities/subsidiaries owned or controlled by ACCOP. The following chart illustrates the Company’s and the Operating Partnership’s corporate structure:

100.0%
American Campus Communities, Inc.
(Limited Partner)
American Campus Communities
Holdings, LLC
(General Partner)
99.5%
less than 1%
American Campus Communities
Operating Partnership LP
0.5%
Other Limited
Partners
Company
Property Owning
Entities/Subsidiaries
Operating
Partnership

The general partner of ACCOP is American Campus Communities Holdings, LLC (“ACC Holdings”), an entity that is wholly-owned by ACC. As of June 30, 2019, ACC Holdings held an ownership interest in ACCOP of less than 1%. The limited partners of ACCOP are ACC and other limited partners consisting of current and former members of management and nonaffiliated third parties. As of June 30, 2019, ACC owned an approximate 99.5% limited partnership interest in ACCOP. As the sole member of the general partner of ACCOP, ACC has exclusive control of ACCOP’s day-to-day management. Management operates the Company and the Operating Partnership as one business. The management of ACC consists of the same members as the management of ACCOP. The Company is structured as an umbrella partnership REIT (“UPREIT”) and ACC contributes all net proceeds from its various equity offerings to the Operating Partnership. In return for those contributions, ACC receives a number of units of the Operating Partnership (“OP Units,” see definition below) equal to the number of common shares it has issued in the equity offering. Contributions of properties to the Company can be structured as tax-deferred transactions through the issuance of OP Units in the Operating Partnership. Based on the terms of ACCOP’s partnership agreement, OP Units can be exchanged for ACC’s common shares on a one-for-one basis. The Company maintains a one-for-one relationship between the OP Units of the Operating Partnership issued to ACC and ACC Holdings and the common shares issued to the public. The Company believes that combining the reports on Form 10-Q of ACC and ACCOP into this single report provides the following benefits:

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

FORM 10-Q
FOR THE QUARTER ENDED June 30, 2019

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2019	December 31, 2018
	(Unaudited)
Assets

Investments in real estate:
Owned properties, net	$6,676,217	$6,583,397
On-campus participating properties, net	77,390	77,637
Investments in real estate, net	6,753,607	6,661,034

Cash and cash equivalents	51,541	71,238
Restricted cash	37,185	35,279
Student contracts receivable	9,446	8,565
Other assets	531,118	262,730

Total assets	$7,382,897	$7,038,846

Liabilities and equity

Liabilities:
Secured mortgage, construction and bond debt, net	$872,922	$853,084
Unsecured notes, net	1,983,895	1,588,446
Unsecured term loans, net	198,945	198,769
Unsecured revolving credit facility	185,600	387,300
Accounts payable and accrued expenses	67,079	88,767
Operating lease liabilities	285,224	—
Other liabilities	162,437	191,233
Total liabilities	3,756,102	3,307,599

Commitments and contingencies (Note 13)

Redeemable noncontrolling interests	185,910	184,446

Equity:
American Campus Communities, Inc. and Subsidiaries stockholders’ equity:
Common stock, $0.01 par value, 800,000,000 shares authorized, 137,200,511 and 136,967,286 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	1,372	1,370
Additional paid in capital	4,460,412	4,458,240
Common stock held in rabbi trust, 75,535 and 69,603 shares at June 30, 2019 and December 31, 2018, respectively	(3,368)	(3,092)
Accumulated earnings and dividends	(1,059,633)	(971,070)
Accumulated other comprehensive loss	(18,784)	(4,397)
Total American Campus Communities, Inc. and Subsidiaries stockholders’ equity	3,379,999	3,481,051
Noncontrolling interests - partially owned properties	60,886	65,750
Total equity	3,440,885	3,546,801

Total liabilities and equity	$7,382,897	$7,038,846

Consolidated variable interest entities’ assets and debt included in the above balances:

Investments in real estate, net	$1,061,651	$1,042,585
Cash, cash equivalents and restricted cash	$55,070	$72,218
Other assets	$18,922	$11,918
Secured mortgage and construction debt, net	$477,408	$447,292
Accounts payable, accrued expenses and other liabilities	$57,759	$53,432

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Owned properties	$203,156	$189,488	$427,575	$395,020
On-campus participating properties	6,396	6,182	17,844	16,625
Third-party development services	3,607	2,202	6,778	3,048
Third-party management services	3,465	2,452	5,776	5,183
Resident services	747	735	1,529	1,592
Total revenues	217,371	201,059	459,502	421,468

Operating expenses:
Owned properties	90,763	86,136	182,932	174,196
On-campus participating properties	3,806	3,730	7,763	7,155
Third-party development and management services	4,513	3,544	8,699	7,742
General and administrative	8,115	13,173	15,430	19,872
Depreciation and amortization	68,815	63,537	137,570	128,316
Ground/facility leases	3,236	2,733	6,785	5,575
Loss (gain) from disposition of real estate	282	(42,314)	282	(42,314)
Provision for real estate impairment	—	—	3,201	—
Other operating income	—	(2,648)	—	(2,648)
Total operating expenses	179,530	127,891	362,662	297,894

Operating income	37,841	73,168	96,840	123,574

Nonoperating income (expenses):
Interest income	969	1,243	1,895	2,466
Interest expense	(27,068)	(23,338)	(54,129)	(47,022)
Amortization of deferred financing costs	(1,218)	(2,214)	(2,350)	(3,628)
Loss from early extinguishment of debt	—	(784)	—	(784)
Total nonoperating expenses	(27,317)	(25,093)	(54,584)	(48,968)

Income before income taxes	10,524	48,075	42,256	74,606
Income tax provision	(314)	(2,085)	(678)	(2,366)
Net income	10,210	45,990	41,578	72,240
Net loss (income) attributable to noncontrolling interests	176	19	(1,552)	(304)
Net income attributable to ACC, Inc. and Subsidiaries common stockholders	$10,386	$46,009	$40,026	$71,936

Other comprehensive (loss) income
Change in fair value of interest rate swaps and other	(8,593)	180	(14,387)	645
Comprehensive income	$1,793	$46,189	$25,639	$72,581

Net income per share attributable to ACC, Inc. and Subsidiaries common shareholders
Basic and diluted	$0.07	$0.33	$0.28	$0.52

Weighted-average common shares outstanding:
Basic	137,268,696	136,677,255	137,185,576	136,599,816
Diluted	138,243,388	137,576,366	138,198,134	137,536,368

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited, in thousands, except share data)

	Common Shares	Par Value of Common Shares	Additional Paid in Capital	Common Shares Held in Rabbi Trust	Common Shares Held in Rabbi Trust at Cost	Accumulated Earnings and Dividends	Accumulated Other Comprehensive Loss	Noncontrolling Interests – Partially Owned Properties	Total
Equity, December 31, 2018	136,967,286	$1,370	$4,458,240	69,603	$(3,092)	$(971,070)	$(4,397)	$65,750	$3,546,801
Adjustments to reflect redeemable noncontrolling interests at fair value	—	—	(2,547)	—	—	—	—	—	(2,547)
Amortization of restricted stock awards	—	—	3,765	—	—	—	—	—	3,765
Vesting of restricted stock awards	180,961	—	(3,831)	—	—	—	—	—	(3,831)
Distributions to common and restricted stockholders and other ($0.46 per common share)	—	—	—	—	—	(63,611)	—	—	(63,611)
Contributions by noncontrolling interests - partially owned properties	—	—	—	—	—	—	—	625	625
Distributions to noncontrolling interests - partially owned properties	—	—	—	—	—	—	—	(3,661)	(3,661)
Conversion of common and preferred operating partnership units to common stock	42,271	—	251	—	—	—	—	—	251
Change in fair value of interest rate swaps and other	—	—	—	—	—	—	(5,794)	—	(5,794)
Deposits to deferred compensation plan, net of withdrawals	(1,829)	—	70	1,829	(70)	—	—	—	—
Net income	—	—	—	—	—	29,640	—	1,469	31,109
Equity, March 31, 2019	137,188,689	1,370	4,455,948	71,432	(3,162)	(1,005,041)	(10,191)	64,183	3,503,107
Adjustments to reflect redeemable noncontrolling interests at fair value	—	—	660	—	—	—	—	—	660
Amortization of restricted stock awards and vesting of restricted stock units	15,925	—	3,744	—	—	—	—	—	3,744
Vesting of restricted stock awards	—	2	(146)	—	—	—	—	—	(144)
Distributions to common and restricted stockholders and other ($0.47 per common share)	—	—	—	—	—	(64,978)	—	—	(64,978)
Contributions by noncontrolling interests - partially owned properties	—	—	—	—	—	—	—	79	79
Distributions to noncontrolling interests - partially owned properties	—	—	—	—	—	—	—	(3,037)	(3,037)
Change in fair value of interest rate swaps and other	—	—	—	—	—	—	4,566	—	4,566
Termination of interest rate swaps	—	—	—	—	—	—	(13,159)	—	(13,159)
Deposits to deferred compensation plan, net of withdrawals	(4,103)	—	206	4,103	(206)	—	—	—	—
Net income (loss)	—	—	—	—	—	10,386	—	(339)	10,047
Equity, June 30, 2019	137,200,511	$1,372	$4,460,412	75,535	$(3,368)	$(1,059,633)	$(18,784)	$60,886	$3,440,885

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited, in thousands, except share data)

	Common Shares	Par Value of Common Shares	Additional Paid in Capital	Common Shares Held in Rabbi Trust	Common Shares Held in Rabbi Trust at Cost	Accumulated Earnings and Dividends	Accumulated Other Comprehensive Loss	Noncontrolling Interests – Partially Owned Properties	Total
Equity, December 31, 2017	136,362,728	$1,364	$4,326,910	63,778	$(2,944)	$(837,644)	$(2,701)	$13,973	$3,498,958
Adjustments to reflect redeemable noncontrolling interests at fair value	—	—	4,526	—	—	—	—	—	4,526
Amortization of restricted stock awards and vesting of restricted stock units	3,040	—	3,443	—	—	—	—	—	3,443
Vesting of restricted stock awards	165,263	1	(2,758)	—	—	—	—	—	(2,757)
Distributions to common and restricted stockholders and other ($0.44 per common share)	—	—	—	—	—	(60,564)	—	—	(60,564)
Contributions by noncontrolling interests - partially owned properties	—	—	—	—	—	—	—	9,515	9,515
Distributions to noncontrolling interests - partially owned properties	—	—	—	—	—	—	—	(47)	(47)
Conversion of common and preferred operating partnership units to common stock	68,448	1	477	—	—	—	—	—	478
Change in fair value of interest rate swaps and other	—	—	—	—	—	—	465	—	465
Withdrawals from deferred compensation plan, net of deposits	1,160	—	(127)	(1,160)	127	—	—	—	—
Net income	—	—	—	—	—	25,927	—	113	26,040
Equity, March 31, 2018	136,600,639	1,366	4,332,471	62,618	(2,817)	(872,281)	(2,236)	23,554	3,480,057
Adjustments to reflect redeemable noncontrolling interests at fair value	—	—	(4,426)	—	—	—	—	—	(4,426)
Amortization of restricted stock awards and vesting of restricted stock units	21,590	—	3,604	—	—	—	—	—	3,604
Distributions to common and restricted stockholders and other ($0.46 per common share)	—	—	—	—	—	(63,252)	—	—	(63,252)
Contributions by noncontrolling interests - partially owned properties	—	—	—	—	—	—	—	198,021	198,021
Distributions to noncontrolling interests - partially owned properties	—	—	—	—	—	—	—	(151,224)	(151,224)
Change in ownership of consolidated subsidiary	—	—	175,529	—	—	—	—	—	175,529
Change in fair value of interest rate swaps and other	—	—	—	—	—	—	180	—	180
Deposits to deferred compensation plan, net of withdrawals	(6,985)	—	275	6,985	(275)	—	—	—	—
Net income (loss)	—	—	—	—	—	46,009	—	(363)	45,646
Equity, June 30, 2018	136,615,244	$1,366	$4,507,453	69,603	$(3,092)	$(889,524)	$(2,056)	$69,988	$3,684,135

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2019	2018
Operating activities
Net income	$41,578	$72,240
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (gain) from disposition of real estate	282	(42,314)
Loss from early extinguishment of debt	—	784
Provision for real estate impairment	3,201	—
Depreciation and amortization	137,570	128,316
Amortization of deferred financing costs and debt premiums/discounts	53	979
Share-based compensation	7,509	7,047
Income tax provision	678	2,366
Amortization of interest rate swap terminations and other	268	204
Termination of interest rate swaps	(13,159)	—
Changes in operating assets and liabilities:
Student contracts receivable	(970)	886
Other assets	(4,723)	(5,703)
Accounts payable and accrued expenses	(22,416)	10,060
Other liabilities	(1,492)	(5,407)
Net cash provided by operating activities	148,379	169,458

Investing activities
Proceeds from disposition of properties and land parcels	8,854	242,284
Capital expenditures for owned properties	(24,427)	(29,822)
Investments in owned properties under development	(220,925)	(253,333)
Capital expenditures for on-campus participating properties	(767)	(1,524)
Other investing activities	(2,342)	(2,007)
Net cash used in investing activities	(239,607)	(44,402)

Financing activities
Proceeds from unsecured notes	398,816	—
Pay-off of mortgage and construction loans	—	(55,892)
Defeasance costs related to early extinguishment of debt	—	(2,726)
Pay-off of unsecured term loans	—	(450,000)
Proceeds from revolving credit facility	390,200	458,300
Paydowns of revolving credit facility	(591,900)	(534,600)
Proceeds from construction loans	26,051	61,550
Proceeds from mortgage loans	—	330,000
Scheduled principal payments on debt	(4,017)	(4,256)
Debt issuance costs	(6,562)	(656)
Contribution by noncontrolling interests	704	374,405
Taxes paid on net-share settlements	(3,975)	(2,757)
Distributions paid to common and restricted stockholders	(128,589)	(123,816)
Distributions paid to noncontrolling interests	(7,291)	(152,176)
Net cash provided by (used in) financing activities	73,437	(102,624)

Net change in cash, cash equivalents, and restricted cash	(17,791)	22,432
Cash, cash equivalents, and restricted cash at beginning of period	106,517	64,772
Cash, cash equivalents, and restricted cash at end of period	$88,726	$87,204

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents	$51,541	$52,608
Restricted cash	37,185	34,596
Total cash, cash equivalents, and restricted cash at end of period	$88,726	$87,204

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2019	2018
Supplemental disclosure of non-cash investing and financing activities
Conversion of common and preferred operating partnership units to common stock	$251	$478
Non-cash contribution from noncontrolling interest	$—	$8,729
Accrued development costs and capital expenditures	$39,646	$57,788
Change in fair value of derivative instruments, net	$(1,496)	$441
Change in fair value of redeemable noncontrolling interest	$(1,887)	$100
Change in ownership of consolidated subsidiary	$—	$(175,529)
Initial recognition of operating lease right of use assets	$280,687	$—
Initial recognition of operating lease liabilities	$279,982	$—

Supplemental disclosure of cash flow information
Interest paid	$54,186	$49,728

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)

	June 30, 2019	December 31, 2018
	(Unaudited)
Assets

Investments in real estate:
Owned properties, net	$6,676,217	$6,583,397
On-campus participating properties, net	77,390	77,637
Investments in real estate, net	6,753,607	6,661,034

Cash and cash equivalents	51,541	71,238
Restricted cash	37,185	35,279
Student contracts receivable	9,446	8,565
Other assets	531,118	262,730

Total assets	$7,382,897	$7,038,846

Liabilities and capital

Liabilities:
Secured mortgage, construction and bond debt, net	$872,922	$853,084
Unsecured notes, net	1,983,895	1,588,446
Unsecured term loans, net	198,945	198,769
Unsecured revolving credit facility	185,600	387,300
Accounts payable and accrued expenses	67,079	88,767
Operating lease liabilities	285,224	—
Other liabilities	162,437	191,233
Total liabilities	3,756,102	3,307,599

Commitments and contingencies (Note 13)

Redeemable limited partners	185,910	184,446

Capital:
Partners’ capital:
General partner - 12,222 OP units outstanding at both June 30, 2019 and December 31, 2018	48	55
Limited partner - 137,263,824 and 137,024,667 OP units outstanding at June 30, 2019 and December 31, 2018, respectively	3,398,735	3,485,393
Accumulated other comprehensive loss	(18,784)	(4,397)
Total partners’ capital	3,379,999	3,481,051
Noncontrolling interests - partially owned properties	60,886	65,750
Total capital	3,440,885	3,546,801

Total liabilities and capital	$7,382,897	$7,038,846

Consolidated variable interest entities’ assets and debt included in the above balances:

Investments in real estate, net	$1,061,651	$1,042,585
Cash, cash equivalents and restricted cash	$55,070	$72,218
Other assets	$18,922	$11,918
Secured mortgage and construction debt, net	$477,408	$447,292
Accounts payable, accrued expenses and other liabilities	$57,759	$53,432

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP LP AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands, except unit and per unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Owned properties	$203,156	$189,488	$427,575	$395,020
On-campus participating properties	6,396	6,182	17,844	16,625
Third-party development services	3,607	2,202	6,778	3,048
Third-party management services	3,465	2,452	5,776	5,183
Resident services	747	735	1,529	1,592
Total revenues	217,371	201,059	459,502	421,468

Operating expenses:
Owned properties	90,763	86,136	182,932	174,196
On-campus participating properties	3,806	3,730	7,763	7,155
Third-party development and management services	4,513	3,544	8,699	7,742
General and administrative	8,115	13,173	15,430	19,872
Depreciation and amortization	68,815	63,537	137,570	128,316
Ground/facility leases	3,236	2,733	6,785	5,575
Loss (gain) from disposition of real estate	282	(42,314)	282	(42,314)
Provision for real estate impairment	—	—	3,201	—
Other operating income	—	(2,648)	—	(2,648)
Total operating expenses	179,530	127,891	362,662	297,894

Operating income	37,841	73,168	96,840	123,574

Nonoperating income (expenses):
Interest income	969	1,243	1,895	2,466
Interest expense	(27,068)	(23,338)	(54,129)	(47,022)
Amortization of deferred financing costs	(1,218)	(2,214)	(2,350)	(3,628)
Loss from early extinguishment of debt	—	(784)	—	(784)
Total nonoperating expenses	(27,317)	(25,093)	(54,584)	(48,968)
Income before income taxes	10,524	48,075	42,256	74,606
Income tax provision	(314)	(2,085)	(678)	(2,366)
Net income	10,210	45,990	41,578	72,240
Net loss (income) attributable to noncontrolling interests – partially owned properties	230	366	(1,338)	252
Net income attributable to American Campus Communities Operating Partnership LP	10,440	46,356	40,240	72,492
Series A preferred units distributions	(9)	(31)	(40)	(62)
Net income attributable to common unitholders	$10,431	$46,325	$40,200	$72,430

Other comprehensive (loss) income
Change in fair value of interest rate swaps and other	(8,593)	180	(14,387)	645
Comprehensive income	$1,838	$46,505	$25,813	$73,075

Net income per share attributable to ACC, Inc. and Subsidiaries common shareholders
Basic and diluted	$0.07	$0.33	$0.28	$0.52

Weighted-average common units outstanding
Basic	137,863,484	137,615,938	137,780,364	137,547,575
Diluted	138,838,176	138,515,049	138,792,922	138,484,127

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL
(unaudited, in thousands, except unit data)

					Accumulated	Noncontrolling
					Other	Interests -
	General Partner		Limited Partner		Comprehensive	Partially Owned
	Units	Amount	Units	Amount	Loss	Properties	Total
Capital, December 31, 2018	12,222	$55	137,024,667	$3,485,393	$(4,397)	$65,750	$3,546,801
Adjustments to reflect redeemable limited partners’ interest at fair value	—	—	—	(2,547)	—	—	(2,547)
Amortization of restricted stock awards	—	—	—	3,765	—	—	3,765
Vesting of restricted stock awards	—	—	180,961	(3,831)	—	—	(3,831)
Distributions to common and restricted unit holders and other ($0.46 per common unit)	—	(6)	—	(63,605)	—	—	(63,611)
Contribution by noncontrolling interests - partially owned properties	—	—	—	—	—	625	625
Distributions to noncontrolling joint venture partners	—	—	—	—	—	(3,661)	(3,661)
Conversion of common and preferred operating partnership units to common stock	—	—	42,271	251	—	—	251
Change in fair value of interest rate swaps and other	—	—	—	—	(5,794)	—	(5,794)
Net income	—	3	—	29,637	—	1,469	31,109
Capital, March 31, 2019	12,222	52	137,247,899	3,449,063	(10,191)	64,183	3,503,107
Adjustments to reflect redeemable limited partners’ interest at fair value	—	—	—	660	—	—	660
Amortization of restricted stock awards and vesting of restricted stock units	—	—	15,925	3,744	—	—	3,744
Vesting of restricted stock awards	—	—	—	(144)	—	—	(144)
Distributions to common and restricted unit holders and other ($0.47 per common unit)	—	(5)	—	(64,973)	—	—	(64,978)
Contribution by noncontrolling interests - partially owned properties	—	—	—	—	—	79	79
Distributions to noncontrolling joint venture partners	—	—	—	—	—	(3,037)	(3,037)
Change in fair value of interest rate swaps and other	—	—	—	—	4,566	—	4,566
Termination of interest rate swaps	—	—	—	—	(13,159)	—	(13,159)
Net income (loss)	—	1	—	10,385	—	(339)	10,047
Capital, June 30, 2019	12,222	48	137,263,824	3,398,735	(18,784)	60,886	3,440,885

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL
(unaudited, in thousands, except unit data)

					Accumulated		Noncontrolling
					Other		Interests -
	General Partner		Limited Partner		Comprehensive		Partially Owned
	Units	Amount	Units	Amount	Loss		Properties	Total
Capital, December 31, 2017	12,222	$67	136,414,284	$3,487,619	$(2,701)		$13,973	$3,498,958
Adjustments to reflect redeemable limited partners’ interest at fair value	—	—	—	4,526	—		—	4,526
Amortization of restricted stock awards and vesting of restricted stock units	—	—	3,040	3,443	—		—	3,443
Vesting of restricted stock awards	—	—	165,263	(2,757)	—		—	(2,757)
Distributions to common and restricted unit holders and other ($0.44 per common unit)	—	(5)	—	(60,559)	—		—	(60,564)
Contribution by noncontrolling interests - partially owned properties	—	—	—	—	—		9,515	9,515
Distributions to noncontrolling joint venture partners	—	—	—	—	—		(47)	(47)
Conversion of common and preferred operating partnership units to common stock	—	—	68,448	478	—		—	478
Change in fair value of interest rate swaps and other	—	—	—	—	465		—	465
Net income	—	2	—	25,925	—		113	26,040
Capital, March 31, 2018	12,222	64	136,651,035	3,458,675	(2,236)		23,554	3,480,057
Adjustments to reflect redeemable limited partners’ interest at fair value	—	—	—	(4,426)	—	—	—	(4,426)
Amortization of restricted stock awards and vesting of restricted stock units	—	—	21,590	3,604	—	—	—	3,604
Distributions to common and restricted unit holders and other ($0.46 per common unit)	—	(6)	—	(63,246)	—	—	—	(63,252)
Contribution by noncontrolling interests - partially owned properties	—	—	—	—	—	—	198,021	198,021
Distributions to noncontrolling joint venture partners	—	—	—	—	—	—	(151,224)	(151,224)
Change in ownership of consolidated subsidiary	—	—	—	175,529	—	—	—	175,529
Change in fair value of interest rate swaps and other	—	—	—	—	180	—	—	180
Net income (loss)	—	4	—	46,005	—	—	(363)	45,646
Capital, June 30, 2018	12,222	62	136,672,625	3,616,141	(2,056)		69,988	3,684,135

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2019	2018
Operating activities
Net income	$41,578	$72,240
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (gain) from disposition of real estate	282	(42,314)
Loss from early extinguishment of debt	—	784
Provision for real estate impairment	3,201	—
Depreciation and amortization	137,570	128,316
Amortization of deferred financing costs and debt premiums/discounts	53	979
Share-based compensation	7,509	7,047
Income tax provision	678	2,366
Amortization of interest rate swap terminations and other	268	204
Termination of interest rate swaps	(13,159)	—
Changes in operating assets and liabilities:
Student contracts receivable	(970)	886
Other assets	(4,723)	(5,703)
Accounts payable and accrued expenses	(22,416)	10,060
Other liabilities	(1,492)	(5,407)
Net cash provided by operating activities	148,379	169,458

Investing activities
Proceeds from disposition of properties and land parcels	8,854	242,284
Capital expenditures for owned properties	(24,427)	(29,822)
Investments in owned properties under development	(220,925)	(253,333)
Capital expenditures for on-campus participating properties	(767)	(1,524)
Other investing activities	(2,342)	(2,007)
Net cash used in investing activities	(239,607)	(44,402)

Financing activities
Proceeds from unsecured notes	398,816	—
Pay-off of mortgage and construction loans	—	(55,892)
Defeasance costs related to early extinguishment of debt	—	(2,726)
Pay-off of unsecured term loans	—	(450,000)
Proceeds from revolving credit facility	390,200	458,300
Paydowns of revolving credit facility	(591,900)	(534,600)
Proceeds from construction loans	26,051	61,550
Proceeds from mortgage loans	—	330,000
Scheduled principal payments on debt	(4,017)	(4,256)
Debt issuance costs	(6,562)	(656)
Contribution by noncontrolling interests	704	374,405
Taxes paid on net-share settlements	(3,975)	(2,757)
Distributions paid to common and preferred unitholders	(128,151)	(123,838)
Distributions paid on unvested restricted stock awards	(1,031)	(883)
Distributions paid to noncontrolling interests - partially owned properties	(6,698)	(151,271)
Net cash provided by (used in) financing activities	73,437	(102,624)

Net change in cash, cash equivalents, and restricted cash	(17,791)	22,432
Cash, cash equivalents, and restricted cash at beginning of period	106,517	64,772
Cash, cash equivalents, and restricted cash at end of period	$88,726	$87,204

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents	$51,541	$52,608
Restricted cash	37,185	34,596
Total cash, cash equivalents, and restricted cash at end of period	$88,726	$87,204

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2019	2018
Supplemental disclosure of non-cash investing and financing activities
Conversion of common and preferred operating partnership units to common stock	$251	$478
Non-cash contribution from noncontrolling interest	$—	$8,729
Accrued development costs and capital expenditures	$39,646	$57,788
Change in fair value of derivative instruments, net	$(1,496)	$441
Change in fair value of redeemable noncontrolling interest	$(1,887)	$100
Change in ownership of consolidated subsidiary	$—	$(175,529)
Initial recognition of operating lease right of use assets	$280,687	$—
Initial recognition of operating lease liabilities	$279,982	$—

Supplemental disclosure of cash flow information
Interest paid	$54,186	$49,728

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

The general partner of ACCOP is American Campus Communities Holdings, LLC (“ACC Holdings”), an entity that is wholly-owned by ACC.  As of June 30, 2019, ACC Holdings held an ownership interest in ACCOP of less than 1%. The limited partners of ACCOP are ACC and other limited partners consisting of current and former members of management and nonaffiliated third parties.  As of June 30, 2019, ACC owned an approximate 99.5% limited partnership interest in ACCOP.  As the sole member of the general partner of ACCOP, ACC has exclusive control of ACCOP’s day-to-day management.  Management operates ACC and ACCOP as one business.  The management of ACC consists of the same members as the management of ACCOP.  ACC consolidates ACCOP for financial reporting purposes, and ACC does not have significant assets other than its investment in ACCOP.  Therefore, the assets and liabilities of ACC and ACCOP are the same on their respective financial statements.  References to the “Company” means collectively ACC, ACCOP and those entities/subsidiaries owned or controlled by ACC and/or ACCOP.  References to the “Operating Partnership” mean collectively ACCOP and those entities/subsidiaries owned or controlled by ACCOP.  Unless otherwise indicated, the accompanying Notes to the Consolidated Financial Statements apply to both the Company and the Operating Partnership.

As of June 30, 2019, the Company’s property portfolio contained 169 properties with approximately 108,800 beds.  The Company’s property portfolio consisted of 129 owned off-campus student housing properties that are in close proximity to colleges and universities, 34 American Campus Equity (“ACE®”) properties operated under ground/facility leases, and six on-campus participating properties operated under ground/facility leases with the related university systems.  Of the 169 properties, eight were under development as of June 30, 2019, and when completed will consist of a total of approximately 9,000 beds.  The Company’s communities contain modern housing units and are supported by a resident assistant system and other student-oriented programming, with many offering resort-style amenities.

Through one of ACC’s taxable REIT subsidiaries (“TRSs”), the Company also provides construction management and development services, primarily for student housing properties owned by colleges and universities, charitable foundations, and others.  As of June 30, 2019, also through one of ACC’s TRSs, the Company provided third-party management and leasing services for 34 properties that represented approximately 24,300 beds.  Third-party management and leasing services are typically provided pursuant to management contracts that have initial terms that range from one year to five years.  As of June 30, 2019, the Company’s total owned and third-party managed portfolio included 203 properties with approximately 133,100 beds.

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

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

As Lessor:

•
Under the New Leases Standard, the accounting for lessors remained largely unchanged from current GAAP; however, ASU 2016-02 required that lessors expense, on an as-incurred basis, certain initial direct costs that are not incremental in negotiating a lease. Under the prior standard, these costs were capitalizable and therefore the New Leases Standard resulted in certain of these costs being expensed as incurred after adoption. For the Company, these costs include internal leasing payroll costs incurred for owned and presale development projects, as well as certain legal expenses incurred when negotiating commercial leases.

•
The New Leases Standard also requires lessors to evaluate collectability of all operating lease payments in a contract at lease commencement and thereafter. If the operating lease payments are deemed not probable of collection, adjustments are recognized as a reduction to lease income. This resulted in the reclassification of the provision for uncollectible accounts from operating expenses to revenue.  This adjustment is reflected on a prospective basis in the accompanying consolidated statements of comprehensive income, starting on January 1, 2019.  The provision for uncollectible accounts for owned properties was $1.7 million and $1.8 million for the three months ended June 30, 2019 and 2018, respectively, and was $2.8 million and $2.7 million for the six months ended June 30, 2019 and 2018, respectively. The provision for uncollectible accounts for on-campus participating properties for both the three months ended June 30, 2019 and 2018 was $0.1 million. The provision for uncollectible accounts for on-campus participating properties was a $0.7 million benefit and a $0.2 million expense for the six months ended June 30, 2019 and 2018, respectively.

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

The SEC issued the Disclosure Update and Simplification rule in 2018 to remove inconsistencies between US GAAP and SEC regulations. This rule was effective November 5, 2018 and eliminated Rule 3-15(a)(1) of Regulation S-X, which required REITs to present separately all gains and losses on sales of properties outside of continuing operations on the Statement of Comprehensive Income. The adoption of this rule resulted in the presentation of gains and losses from disposition of real estate within operating income on the Consolidated Statements of Comprehensive Income. Prior year amounts have reclassified to conform to current presentation.

Interim Financial Statements

The accompanying interim financial statements are unaudited but have been prepared in accordance with GAAP for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission.  Accordingly, they do not include all disclosures required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements of the Company for these interim periods have been included.  Because of the seasonal nature of the Company’s operations, the results of operations and cash flows for any interim period are not necessarily indicative of results for other interim periods or for the full year.  These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

Project costs directly associated with the development and construction of an owned real estate project, which include interest, property taxes, and amortization of deferred financing costs, are capitalized as construction in progress.  Upon completion of the project, costs are transferred into the applicable asset category and depreciation commences.  Interest totaling approximately $3.7 million and $4.0 million was capitalized during the three months ended June 30, 2019 and 2018, respectively, and interest totaling approximately $6.4 million and $7.0 million was capitalized during the six months ended June 30, 2019 and 2018, respectively.

Management assesses whether there has been an impairment in the value of the Company’s investments in real estate whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Impairment is recognized when estimated expected future undiscounted cash flows are less than the carrying value of the property, or when a property meets the criteria to be classified as held for sale, at which time an impairment charge is recognized for any excess of the carrying value of the property over the expected net proceeds from the disposal.  The estimation of expected future net cash flows is inherently uncertain and relies on assumptions regarding current and future economics and market conditions.  If such conditions change, then an adjustment to the carrying value of the Company’s long-lived assets could occur in the future period in which the conditions change.  To the extent that a property is impaired, the excess of the carrying amount of the property over its estimated fair value is charged to earnings. In the case of any impairment, the valuation would be based on Level 3 inputs. There were no impairments of the carrying values of the Company's investments in real estate as of June 30, 2019, other than a $3.2 million impairment charge recorded on March 31, 2019 concurrent with the classification of one owned property as held for sale.

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

Concurrent with this classification, the asset is recorded at the lower of cost or fair value less estimated selling costs, and depreciation ceases. The Company did not have any properties classified as held for sale as of June 30, 2019.

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

The following potentially dilutive securities were outstanding for the three and six months ended June 30, 2019 and 2018, but were not included in the computation of diluted earnings per share because the effects of their inclusion would be anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Common OP Units (Note 8)	594,788	938,683	594,788	947,759
Preferred OP Units (Note 8)	35,242	77,513	49,722	77,513
Total potentially dilutive securities	630,030	1,016,196	644,510	1,025,272

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

 The following is a summary of the elements used in calculating basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator – basic and diluted earnings per share:
Net income	$10,210	$45,990	$41,578	$72,240
Net loss (income) attributable to noncontrolling interests	176	19	(1,552)	(304)
Net income attributable to common stockholders	10,386	46,009	40,026	71,936
Amount allocated to participating securities	(458)	(377)	(1,031)	(883)
Net income attributable to common stockholders	$9,928	$45,632	$38,995	$71,053

Denominator:
Basic weighted average common shares outstanding	137,268,696	136,677,255	137,185,576	136,599,816
Unvested restricted stock awards (Note 9)	974,692	899,111	1,012,558	936,552
Diluted weighted average common shares outstanding	138,243,388	137,576,366	138,198,134	137,536,368

Earnings per share:
Net income attributable to common stockholders - basic and diluted	$0.07	$0.33	$0.28	$0.52

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

The following is a summary of the elements used in calculating basic and diluted earnings per unit:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator – basic and diluted earnings per unit:
Net income	$10,210	$45,990	$41,578	$72,240
Net loss (income) attributable to noncontrolling interests – partially owned properties	230	366	(1,338)	252
Series A preferred unit distributions	(9)	(31)	(40)	(62)
Amount allocated to participating securities	(458)	(377)	(1,031)	(883)
Net income attributable to common unitholders	$9,973	$45,948	$39,169	$71,547

Denominator:
Basic weighted average common units outstanding	137,863,484	137,615,938	137,780,364	137,547,575
Unvested restricted stock awards (Note 9)	974,692	899,111	1,012,558	936,552
Diluted weighted average common units outstanding	138,838,176	138,515,049	138,792,922	138,484,127

Earnings per unit:
Net income attributable to common unitholders - basic and diluted	$0.07	$0.33	$0.28	$0.52

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

4. Property Dispositions

Property Dispositions:

In May 2019, the Company sold College Club Townhomes, an owned property located near Florida A&M University in Tallahassee, Florida, containing 544 beds for $9.5 million, resulting in net proceeds of approximately $8.9 million. The net loss on this disposition totaled approximately $0.3 million. Concurrent with the classification of this property as held for sale in March 2019, the Company reduced the property’s carrying amount to its estimated fair value less estimated selling costs and recorded an impairment charge of $3.2 million.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

In May 2018, the Company sold a portfolio of three owned properties containing 1,338 beds for approximately $245.0 million, resulting in net proceeds of approximately $242.3 million. The combined net gain on the portfolio disposition totaled approximately $42.3 million.

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

5. Investments in Owned Properties

Owned properties, both wholly-owned and those owned through investments in VIEs, consisted of the following:

	June 30, 2019	December 31, 2018
Land (1)	$651,599	$653,522
Buildings and improvements	6,484,801	6,486,106
Furniture, fixtures and equipment	374,557	371,429
Construction in progress	515,822	302,902
	8,026,779	7,813,959
Less accumulated depreciation	(1,350,562)	(1,230,562)
Owned properties, net	$6,676,217	$6,583,397

(1)
The land balance above includes undeveloped land parcels with book values of approximately $54.4 million and $54.5 million as of June 30, 2019 and December 31, 2018, respectively.  It also includes land totaling approximately $10.3 million as of both June 30, 2019 and December 31, 2018 related to properties under development.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

6. Debt

A summary of the Company’s outstanding consolidated indebtedness, including unamortized debt premiums and discounts, is as follows:

	June 30, 2019	December 31, 2018
Debt secured by owned properties:
Mortgage loans payable:
Unpaid principal balance	$724,091	$727,163
Unamortized deferred financing costs	(1,842)	(1,757)
Unamortized debt premiums	9,088	11,579
	731,337	736,985
Construction loans payable (1)	48,258	22,207
Unamortized deferred financing costs	(155)	(480)
	779,440	758,712
Debt secured by on-campus participating properties:
Mortgage loans payable (2)	66,924	67,867
Bonds payable (2)	27,030	27,030
Unamortized deferred financing costs	(472)	(525)
	93,482	94,372
Total secured mortgage, construction and bond debt	872,922	853,084
Unsecured notes, net of unamortized OID and deferred financing costs (3)	1,983,895	1,588,446
Unsecured term loans, net of unamortized deferred financing costs (4)	198,945	198,769
Unsecured revolving credit facility	185,600	387,300
Total debt, net	$3,241,362	$3,027,599

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

(3)
Includes net unamortized original issue discount (“OID”) of $2.6 million and $1.6 million at June 30, 2019 and December 31, 2018, respectively, and net unamortized deferred financing costs of $13.5 million and $10.0 million at June 30, 2019 and December 31, 2018, respectively.

(4)	Includes net unamortized deferred financing costs of $1.1 million and $1.2 million at June 30, 2019 and December 31, 2018, respectively.

Mortgage and Construction Loans Payable

In January 2019, the Company refinanced $70.0 million of variable rate debt on one wholly-owned property, extending the maturity to January 2024. The Company entered into an interest rate swap contract to hedge the variable rate cash flows associated with interest payments on this LIBOR-based mortgage loan, resulting in a fixed rate of 4.00%. Refer to Note 10 for information related to derivatives.

In May 2017, the lender of the non-recourse mortgage loan secured by Blanton Common, a property located near Valdosta State University which was included as part of the GMH student housing transaction in 2008, sent a formal notice of default and initiated foreclosure proceedings. The property generated insufficient cash flow to cover the debt service on the mortgage, which had a balance of $27.4 million at default and a contractual maturity date of August 2017.  In May 2017, the lender began receiving the net operating cash flows of the property each month in lieu of scheduled monthly mortgage payments. In June 2017, the Company recorded an impairment charge for this property of $15.3 million. In August 2017, the property transferred to receivership and a third-party manager began managing the property on behalf of the lender. In July 2019, the Company transferred the property to the lender in settlement of the property's $27.4 million mortgage loan.

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

Unsecured Notes

In June 2019, the Operating Partnership closed a $400 million offering of senior unsecured notes under its existing shelf registration. These 7-year notes were issued at 99.704 percent of par value with a coupon of 3.300 percent and a yield of 3.347 percent, and are fully and unconditionally guaranteed by the Company.  Net proceeds from the notes totaled approximately $394.0 million, after deducting the underwriting discount and offering expenses which will be amortized over the term of the unsecured notes. The net proceeds were used to repay borrowings under the Company’s revolving credit facility.

The Company has issued the following senior unsecured notes:

Date Issued	Amount	% of Par Value	Coupon	Yield		Original Issue Discount	Term (Years)
April 2013	$400,000	99.659	3.750%	3.791%		$1,364	10
June 2014	400,000	99.861	4.125%	4.269%	(1)	556	10
September 2015	400,000	99.811	3.350%	3.391%		756	5
October 2017	400,000	99.912	3.625%	3.635%		352	10
June 2019	400,000	99.704	3.300%	3.680%	(1)	1,184	7
	$2,000,000					$4,212

(1)	The yield includes the effect of the amortization of interest rate swap terminations (see Note 10).

The notes are fully and unconditionally guaranteed by the Company.  Interest on the notes is payable semi-annually. The terms of the unsecured notes include certain financial covenants that require the Operating Partnership to limit the amount of total debt and secured debt as a percentage of total asset value, as defined.  In addition, the Operating Partnership must maintain a minimum ratio of unencumbered asset value to unsecured debt, as well as a minimum interest coverage level. As of June 30, 2019, the Company was in compliance with all such covenants.

Unsecured Revolving Credit Facility

In February 2019, the Company exercised the option under the existing credit agreement to increase the capacity of the unsecured revolving credit facility from $700 million to $1 billion. It may be expanded by up to an additional $200 million upon the satisfaction of certain conditions. The maturity date of the revolving credit facility is March 2022.

The unsecured revolving credit facility bears interest at a variable rate, at the Company’s option, based upon a base rate of one-, two-, three- or six-month LIBOR, plus, in each case, a spread based upon the Company’s investment grade rating from either Moody’s Investor Services, Inc. or Standard & Poor’s Rating Group. Additionally, the Company is required to pay a facility fee of 0.20% per annum on the $1 billion revolving credit facility.  As of June 30, 2019, the revolving credit facility bore interest at a weighted average annual rate of 3.60% (2.40% + 1.00% spread + 0.20% facility fee), and availability under the revolving credit facility totaled $814.4 million.

The terms of the unsecured credit facility include certain restrictions and covenants, which limit, among other items, the incurrence of additional indebtedness and liens.  The facility contains customary affirmative and negative covenants and also contains financial covenants that, among other things, require the Company to maintain certain maximum leverage ratios and minimum ratios of “EBITDA” (earnings before interest, taxes, depreciation and amortization) to fixed charges.  The financial covenants also include a minimum asset value requirement, a maximum secured debt ratio, and a minimum unsecured debt service coverage ratio.  As of June 30, 2019, the Company was in compliance with all such covenants.

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

The Company is currently party to an Unsecured Term Loan Credit Agreement (the “Term Loan II Facility”) totaling $200 million which matures in June 2022. The agreement has an accordion feature that allows the Company to expand the amount by up to an additional $100 million, subject to the satisfaction of certain conditions. The weighted average annual rate on the Term Loan II Facility was 3.51% (2.41% + 1.10% spread) at June 30, 2019.

The terms of the term loan facility described above include certain restrictions and covenants consistent with those of the unsecured revolving credit facility discussed above. As of June 30, 2019, the Company was in compliance with all such covenants.

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

There was no activity under the Company’s ATM Equity Program during the six months ended June 30, 2019 and 2018. As of June 30, 2019, the Company had approximately $500.0 million available for issuance under its ATM Equity Program.

In 2015, the Company established a Non-Qualified Deferred Compensation Plan (“Deferred Compensation Plan”) maintained for the benefit of certain employees and members of the Company’s Board of Directors, in which vested share awards (see Note 9), salary and other cash amounts earned may be deposited. Deferred Compensation Plan assets are held in a rabbi trust, which is subject to the claims of the Company’s creditors in the event of bankruptcy or insolvency. The shares held in the Deferred Compensation Plan are classified within stockholders’ equity in a manner similar to the manner in which treasury stock is classified. Subsequent changes in the fair value of the shares are not recognized. During the six months ended June 30, 2019, 13,277 and 7,345 shares of vested stock were deposited into and withdrawn from the Deferred Compensation Plan, respectively. As of June 30, 2019, 75,535 shares of ACC’s common stock were held in the Deferred Compensation Plan.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

8. Noncontrolling Interests

Interests in Consolidated Real Estate Joint Ventures and Presale Arrangements

Noncontrolling interests - partially owned properties: As of June 30, 2019, the Operating Partnership consolidates four joint ventures that own and operate ten owned off-campus properties. Additionally, the Company has entered into two presale agreements to purchase two in-process development properties. The portion of net assets attributable to the third-party partners in these arrangements is classified as “noncontrolling interests - partially owned properties” within equity and capital on the accompanying consolidated balance sheets of ACC and the Operating Partnership, respectively.

Redeemable noncontrolling interests (ACC) / redeemable limited partners (Operating Partnership): In the third quarter of 2017, the Company entered into two joint ventures (the “Core Joint Ventures”). The Company is consolidating these joint ventures and the noncontrolling interest holder in each of these consolidated joint ventures has the option to redeem its noncontrolling interest in the entities through the exercise of put options. The options will be exercisable in the third and fourth quarter of 2019, and the redemption price is based on the fair value of the properties at the time of option exercise. As the exercise of the options is outside of the Company’s control, the portion of net assets attributable to the third-party partner in each of the Core Joint Ventures is classified as “redeemable noncontrolling interests” and “redeemable limited partners” in the mezzanine section of the accompanying consolidated balance sheets of ACC and the Operating Partnership, respectively. The redeemable noncontrolling interests related to the joint venture partners in the Core Transaction are marked to their redemption value at each balance sheet date.  The redemption value is based on the fair value of the underlying properties held by the joint ventures.  This analysis incorporates information obtained from a number of sources, including the Company’s analysis of comparable properties in the Company’s portfolio, estimations of net operating results of the properties, capitalization rates, discount rates, and other market data. During the six months ended June 30, 2019, there were no changes in the redemption value of redeemable noncontrolling interest that resulted from a change in the fair value of the net assets held by the Core Joint Ventures.

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

As of June 30, 2019 and December 31, 2018, approximately 0.5% of the equity interests of the Operating Partnership were held by owners of Common OP Units and Preferred OP Units not held by ACC or ACC Holdings. During the six months ended June 30, 2019, 42,271 Preferred OP Units were converted into an equal number of shares of ACC’s common stock. During the year ended December 31, 2018, 412,343 Common OP Units were converted into an equal number of shares of ACC’s common stock.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Below is a table summarizing the activity of redeemable noncontrolling interests (ACC) / redeemable limited partners (Operating Partnership) for the three months ended March 31, 2019 and 2018 and June 30, 2019 and 2018, which includes both the redeemable joint venture partners and OP Units discussed above:

Balance, December 31, 2018	$184,446
Net income	259
Distributions	(305)
Conversion of OP Units into shares of ACC common stock	(252)
Adjustments to reflect OP Units at fair value	2,547
Balance, March 31, 2019	$186,695
Net income	163
Distributions	(288)
Adjustments to reflect OP Units at fair value	(660)
Balance, June 30, 2019	$185,910

Balance, December 31, 2017	$132,169
Net income	210
Distributions	(376)
Conversion of OP Units into shares of ACC common stock	(478)
Adjustments to reflect OP Units at fair value	(4,526)
Balance, March 31, 2018	$126,999
Net income	344
Distributions	(531)
Contributions from noncontrolling interests	71
Adjustments to reflect OP Units at fair value	4,426
Balance, June 30, 2018	$131,309

9. Incentive Award Plan

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

Restricted Stock Units (“RSUs”)

Upon reelection to the Board of Directors in May 2019, all members of the Company’s Board of Directors were granted RSUs in accordance with the 2018 Plan.  These RSUs were valued at $162,500 for the Chairman of the Board of Directors and at $117,500 for all other members.  The number of RSUs was determined based on the fair market value of the Company’s stock on the date of grant, as defined in the 2018 Plan.  All awards vested and settled immediately on the date of grant, and the Company delivered shares of common stock, as determined by the Compensation Committee of the Board of Directors.  A compensation charge of approximately $0.8 million was recorded during the six months ended June 30, 2019 related to these awards.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

A summary of RSUs as of June 30, 2019 and activity during the six months then ended is presented below:

Number of RSUs
Outstanding at December 31, 2018	—
Granted	18,419
Settled in common shares	(15,925)
Settled in cash	(2,494)
Outstanding at June 30, 2019	—

Restricted Stock Awards (“RSAs”)

A summary of RSAs as of June 30, 2019 and activity during the six months then ended is presented below:

Number of RSAs
Nonvested balance at December 31, 2018	862,680
Granted	386,271
Vested (1)	(266,556)
Forfeited	(7,759)
Nonvested balance at June 30, 2019	974,636

(1) Includes shares withheld to satisfy tax obligations upon vesting.

The fair value of RSAs is calculated based on the closing market value of ACC’s common stock on the date of grant.  The fair value of these awards is amortized to expense over the vesting periods. Amortization expense for the three months ended June 30, 2019 and 2018 amounted to approximately $2.9 million and $2.8 million, respectively, and $6.7 million and $6.1 million for the six months ended June 30, 2019 and 2018, respectively.

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

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table summarizes the Company’s outstanding interest rate swap contracts which are included in other liabilities on the accompanying consolidated balance sheets as of June 30, 2019:

Hedged Debt Instrument	Effective Date	Maturity Date	Pay Fixed Rate	Receive Floating Rate Index	Current Notional Amount	Fair Value
Cullen Oaks mortgage loan	Feb 18, 2014	Feb 15, 2021	2.2750%	LIBOR - 1 month	$12,878	$(114)
Cullen Oaks mortgage loan	Feb 18, 2014	Feb 15, 2021	2.2750%	LIBOR - 1 month	13,010	(115)
Park Point mortgage loan	Feb 1, 2019	Jan 16, 2024	2.7475%	LIBOR - 1 month	70,000	(3,448)
				Total	$95,888	$(3,677)

In December 2018, the Company entered into three forward starting interest rate swap contracts with notional amounts totaling $200 million designated to hedge the Company's exposure to increasing interest rates related to interest payments on an anticipated issuance of unsecured notes. In connection with the issuance of unsecured notes in June 2019, as discussed in Note 6, the Company terminated the swap contracts resulting in payments to counterparties totaling approximately $13.2 million, which were recorded in accumulated other comprehensive loss and will be amortized to interest expense over the term of the swap contracts based on the June 2019 issuance and expected additional issuances. Amortization of the loss for these three swaps totaled approximately $0.1 million for both the three and six months ended June 30, 2019.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of June 30, 2019 and December 31, 2018:

	Asset Derivatives			Liability Derivatives
		Fair Value as of			Fair Value as of
Description	Balance Sheet Location	6/30/2019	12/31/2018	Balance Sheet Location	6/30/2019	12/31/2018

Interest rate swap contracts	Other assets	$—	$101	Other liabilities	$3,677	$—
Forward starting swap contracts	Other assets	—	—	Other liabilities	—	2,287
Total derivatives designated as hedging instruments		$—	$101		$3,677	$2,287

The table below presents the effect of the Company’s derivative financial instruments on the accompanying consolidated statements of comprehensive income for the three and six months ended June 30, 2019 and 2018.

	Three Months Ended June 30,		Six Months Ended June 30,
Description	2019	2018	2019	2018
Change in fair value of derivatives recognized in OCI	$4,400	$78	$(1,496)	$441
Termination of interest rate swap payment recognized in OCI	$(13,159)	$—	$(13,159)	$—
Amortization of interest rate swap terminations (1)	$166	$102	$268	$204
Interest expense presented in the Consolidated Statements of Operations in which the effects of cash flow hedges are recorded	$27,068	$23,338	$54,129	$47,022

(1)	Represents amortization from OCI into interest expense.

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

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

11.  Fair Value Disclosures

There have been no significant changes in the Company’s policies and valuation techniques utilized to determine fair value from what was disclosed in the Annual Report on Form 10-K for the year ended December 31, 2018.

Financial Instruments Carried at Fair Value

The following table presents information about the Company’s financial instruments measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. There were no Level 1 measurements for the periods presented, and the Company had no transfers between Levels 1, 2 or 3 during the periods presented.

	Fair Value Measurements as of
	June 30, 2019					December 31, 2018
	Level 2		Level 3			Level 2		Level 3
	Significant Other Observable Inputs		Significant Unobservable Inputs		Total	Significant Other Observable Inputs		Significant Unobservable Inputs		Total
Assets:
Derivative financial instruments	$—		$—		$—	$101		$—		$101
Liabilities:
Derivative financial instruments	$3,677	(1)	$—		$3,677	$2,287	(1)	$—		$2,287
Mezzanine:
Redeemable noncontrolling interests (Company)/Redeemable limited partners (Operating Partnership)	$29,082	(2)	$156,828	(3)	$185,910	$27,828	(2)	$156,618	(3)	$184,446

(1)	Valued using discounted cash flow analyses with observable market-based inputs of interest rate curves and option volatility, as well as credit valuation adjustments to reflect nonperformance risk.

(2)
Represents the OP Unit component of redeemable noncontrolling interests which is based on the fair value of the Company’s common stock at the balance sheet date. Represents a quoted price for a similar asset in an active market. Refer to Note 8.

(3)
Represents the Core Joint Ventures component of redeemable noncontrolling interests which is valued using primarily unobservable inputs, including the Company’s analysis of comparable properties in the Company’s portfolio, estimations of net operating results of the properties, capitalization rates, discount rates, and other market data.  Refer to Note 8.

Financial Instruments Not Carried at Fair Value

As of June 30, 2019 and December 31, 2018, the carrying values for the following instruments represent fair values due to the short maturity of the instruments: Cash and Cash Equivalents, Restricted Cash, Student Contracts Receivable, certain items in Other Assets (including receivables, deposits, and prepaid expenses), Accounts Payable, Accrued Expenses, and Other Liabilities.

As of June 30, 2019 and December 31, 2018, the carrying values for the following instruments represent fair values due the variable interest rate feature of the instruments: Construction Loans Payable, Unsecured Revolving Credit Facility, Mortgage Loans Payable (variable rate), and Unsecured Term Loans.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The table below contains the estimated fair value and related carrying amounts for the Company’s other financial instruments as of June 30, 2019 and December 31, 2018. There were no Level 1 measurements for the periods presented.

	June 30, 2019						December 31, 2018
			Estimated Fair Value						Estimated Fair Value
			Level 2		Level 3				Level 2		Level 3
	Carrying Amount		Significant Other Observable Inputs		Significant Unobservable Inputs		Carrying Amount		Significant Other Observable Inputs		Significant Unobservable Inputs
Assets:
Loans receivable	$56,156		$—		$50,993	(1)	$54,611		$—		$50,993	(1)
Liabilities(2):
Unsecured notes	$1,983,895		$2,035,338	(3)	$—		$1,588,446		$1,566,900	(3)	$—
Mortgage loans payable (fixed rate)	$757,185	(4)	$752,160	(5)	$—		$693,384	(6)	$668,911	(5)	$—
Bonds payable	$26,778		$29,105	(7)	$—		$26,741		$28,805	(7)	$—

(1)	Valued using a discounted cash flow analysis with inputs of scheduled cash flows and discount rates that a willing buyer and seller might use.

(2)	Carrying amounts disclosed include any applicable net unamortized OID, net unamortized deferred financing costs, and net unamortized debt premiums and discounts (see Note 6).

(3)	Valued using interest rate and spread assumptions that reflect current creditworthiness and market conditions available for the issuance of unsecured notes with similar terms and remaining maturities.

(4)	Does not include one variable rate mortgage loan with a principal balance of $41.0 million as of June 30, 2019.

(5)	Valued using the present value of the cash flows at current market interest rates through maturity that primarily fall within the Level 2 category.

(6)	Does not include two variable rate mortgage loans with a combined principal balance of $111.4 million as of December 31, 2018.

(7)	Valued using quoted prices in markets that are not active due to the unique characteristics of these financial instruments.

12. Leases

Refer to Note 2 for information on the impact of the adoption of the New Leases Standard.

As Lessee

The Company, as lessee, has entered into 50 ground/facility and office space lease agreements, which qualify as operating leases under the New Leases Standard. These leases include leases entered into under the ACE program with university systems and Walt Disney World® Resort, leases with local and regional land owners for owned off-campus properties, leases for corporate office space, and leases under the on-campus participating properties (“OCPPs”) structure. Under such leases, the lessors receive annual minimum (base) rent, variable rent based upon the operating performance of the property, or a combination thereof.  The leases have original terms (excluding extension options) ranging from seven years to 102 years. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The Company records base rent expense under the straight-line method over the term of the lease, and variable rent expense is recorded when the achievement of the target is considered probable. Straight-line rent is capitalized during the construction period and expensed upon the commencement of operations. In the accompanying consolidated statements of comprehensive income, rent expense for ACE properties and OCPPs is included in ground/facility lease expense, and rent expense for owned off-campus properties is included in owned properties operating expenses. Total straight-line rent expense, variable rent expense, and capitalized rent costs for the three months ended June 30, 2019 was $2.4 million, $1.3 million, and $2.6 million, respectively, and $4.9 million, $3.9 million, and $5.1 million for the six months ended June 30, 2019, respectively.

As of June 30, 2019, ROU Assets, which are included in other assets on the accompanying consolidated balance sheet, were approximately $279.3 million. For purposes of calculating the ROU Asset and lease liability for such leases, extension options are not included in the lease term unless it is reasonably certain that the Company will exercise the option, or the lessor has the sole ability to exercise the option. As most of the Company’s leases do not contain an implicit rate, the Company uses its incremental borrowing rate to determine the present value of the lease payments. This involves determining a secured interest rate for each lease based on the term of the respective lease. The weighted average incremental borrowing rate was 6.04% as of June 30, 2019. The weighted average remaining lease term of leases with a lease liability as of June 30, 2019 is 58.1 years (excluding extension options).

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

There were no finance lease obligations outstanding as of June 30, 2019. Future minimum commitments over the life of all operating leases, which exclude variable rent payments, are as follows:

	June 30, 2019		December 31, 2018
2019	$6,752	(1)	$9,463
2020	11,814		12,092
2021	16,280		16,653
2022	18,988		18,999
2023	19,067		18,903
Thereafter	1,049,874		1,042,842
Total minimum lease payments	1,122,775		$1,118,952
Less imputed interest	(837,551)
Total lease liabilities	$285,224
(1) Excluding the six months ended June 30, 2019.

As Lessor

The Company’s primary business involves leasing properties to students under agreements that are classified as operating leases, and which have terms of 12 months or less. These student leases do not provide for variable rent payments. The Company is also a lessor under commercial leases at certain owned properties, some of which provide for variable lease payments based upon tenant performance such as a percentage of sales. The Company recognizes the base lease payments provided for under the leases on a straight-line basis over the lease term, and variable payments are recognized in the period in which the changes in facts and circumstances on which the variable payments are based occur. Lease income under both student and commercial leases is included in owned property revenues in the accompanying consolidated statements of comprehensive income. Lease income under student leases totaled $194.3 million and $179.4 million for the three months ended June 30, 2019 and 2018, respectively; and $416.0 million and $381.1 million for the six months ended June 30, 2019 and 2018, respectively. Lease income under commercial leases totaled $3.2 million for both the three months ended June 30, 2019 and 2018, respectively; and $6.6 million and $6.5 million for the six months ended June 30, 2019 and 2018, respectively.
13. Commitments and Contingencies

Commitments

Construction Contracts: As of June 30, 2019, excluding two properties under construction and subject to presale arrangements which are being funded by construction loans, the Company estimates additional costs to complete six owned development projects under construction to be approximately $346.0 million.

Joint Ventures: As part of the Core Transaction, the Company entered into two joint ventures during the third quarter of 2017. As part of this transaction, the Company is obligated to increase its investment in the joint ventures over a two year period. As of June 30, 2019, the remaining funding commitment was approximately $154.0 million.

Presale Development Projects: The Company has entered into two presale agreements to purchase properties which will be completed in Fall 2019. Total estimated development costs of approximately $107.3 million include the purchase price and elected upgrades, of which $85.4 million remains to be funded as of June 30, 2019. The Company is obligated to purchase the properties as long as the developer meets certain construction completion deadlines and other closing conditions. As a part of the presale agreements, the Company has the option to elect not to purchase the asset, which would result in the Company paying a significant penalty. The Company is responsible for leasing, management, and initial operations of the project while the third-party developer retains development risk during the construction period. See Note 8 for further discussion.

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

Under project cost guarantees, the Company is responsible for the construction cost of a project in excess of an approved budget. The budget consists primarily of costs included in the general contractors’ guaranteed maximum price contract (“GMP”). In most cases, the GMP obligates the general contractor, subject to force majeure and approved change orders, to provide completion date guarantees and to cover cost overruns and liquidated damages. In addition, the GMP is in certain cases secured with payment and performance bonds. Project cost guarantees expire upon completion of certain developer obligations, which are normally satisfied within one year after completion of the project. The Company’s estimated maximum exposure amount under the above guarantees is approximately $15.8 million as of June 30, 2019.  As of June 30, 2019, management did not anticipate any material deviations from schedule or budget related to third-party development projects currently in progress.

For one of its third-party development projects that is currently under construction, the Company’s obligation to pay alternate housing costs and excess project costs are unlimited in amount.  However, if the Company’s payment obligation arises from force majeure or is caused by the owner, the owner agrees to reimburse the Company from future cash flow of the project, with such reimbursement being subordinate to any financing on the property but paid prior to the University receiving any cash flow from the property.  If the Company’s obligation is a result of the general contractor and/or design professionals’ negligence, the owner agrees to assign its right to recover from such party to the Company. Additionally, for this project, the Company’s exposure to such costs resulting from owner-caused delays, as defined, is limited to $1.0 million.  As of June 30, 2019, management did not anticipate any material deviations from schedule or budget related to this project.

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

Pre-development expenditures: The Company incurs pre-development expenditures such as architectural fees, permits, and deposits associated with the pursuit of third-party and owned development projects.  The Company bears the risk of loss of these pre-development expenditures if financing cannot be arranged or the Company is unable to obtain the required permits and authorizations for the project.  As such, management periodically evaluates the status of third-party and owned projects that have not yet commenced construction and expenses any deferred costs related to projects whose current status indicates the commencement of construction is unlikely and/or the costs may not provide future value to the Company in the form of revenues. As of June 30, 2019, the Company has deferred approximately $8.2 million in pre-development costs related to third-party and owned development

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

projects that have not yet commenced construction.  Such costs are included in other assets on the accompanying consolidated balance sheets.

Other Guarantees: As part of the purchase of an undeveloped land parcel, the Company entered into an agreement to construct a commercial retail space within a project under development that will be conveyed back to the seller upon construction completion.  If the construction of the retail space is not completed in accordance with the agreement, the Company is required to pay liquidated damages of $2.1 million. As of June 30, 2019, the Company has delivered the retail space and was in the process of executing the acknowledgment of performance with the seller. In July 2019, the Company received the acknowledgment of performance from the seller indicating that the Company’s obligation has been fulfilled.

In June 2019, the Company entered into a purchase and sale agreement to buy a land parcel initially scheduled to close on or before June 30, 2021, with potential extensions at the Company’s option to June 1, 2022 or June 1, 2023.  In connection with the execution of the agreement, the Company made an earnest money deposit of $2.1 million which is included in restricted cash on the accompanying consolidated balance sheet. As a part of the agreement, within 60 days of certain conditions not being met, the seller of the property can either terminate the agreement or exercise an option to require the Company to purchase the undeveloped land, with the Company retaining all rights to fully own, develop, and utilize the land. If the option is exercised, the Company must pay the agreed upon purchase price of $28.7 million and a commission calculated as a percentage of the sales price, and also reimburse the seller for demolition costs.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Owned Properties
Rental revenues and other income	$203,903	$190,223	$429,104	$396,612
Interest income	119	383	238	764
Total revenues from external customers	204,022	190,606	429,342	397,376
Operating expenses before depreciation, amortization, and ground/facility lease expense	(90,763)	(86,136)	(182,932)	(174,196)
Ground/facility lease expense	(2,408)	(1,940)	(5,075)	(3,987)
Interest expense, net (1)	(4,014)	(1,760)	(8,777)	(3,389)
Operating income before depreciation and amortization	$106,837	$100,770	$232,558	$215,804
Depreciation and amortization	$65,764	$60,454	$131,396	$122,262
Capital expenditures	$129,833	$148,905	$245,352	$283,155

On-Campus Participating Properties
Rental revenues and other income	$6,396	$6,182	$17,844	$16,625
Interest income	70	41	111	62
Total revenues from external customers	6,466	6,223	17,955	16,687
Operating expenses before depreciation, amortization, and ground/facility lease expense	(3,806)	(3,730)	(7,763)	(7,155)
Ground/facility lease expense	(828)	(793)	(1,710)	(1,588)
Interest expense, net (1)	(1,311)	(1,269)	(2,614)	(2,522)
Operating income before depreciation and amortization	$521	$431	$5,868	$5,422
Depreciation and amortization	$2,043	$1,952	$4,099	$3,894
Capital expenditures	$537	$378	$767	$1,524

Development Services
Development and construction management fees	$3,607	$2,202	$6,778	$3,048
Operating expenses	(2,528)	(1,715)	(4,414)	(3,920)
Operating income (loss) before depreciation and amortization	$1,079	$487	$2,364	$(872)

Property Management Services
Property management fees from external customers	$3,465	$2,452	$5,776	$5,183
Operating expenses	(1,985)	(1,829)	(4,285)	(3,822)
Operating income before depreciation and amortization	$1,480	$623	$1,491	$1,361

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Reconciliations
Total segment revenues and other income	$217,560	$201,483	$459,851	$422,294
Unallocated interest income earned on investments and corporate cash	780	819	1,546	1,640
Total consolidated revenues, including interest income	$218,340	$202,302	$461,397	$423,934

Segment operating income before depreciation and amortization	$109,917	$102,311	$242,281	$221,715
Depreciation and amortization	(70,033)	(65,751)	(139,920)	(131,944)
Net unallocated expenses relating to corporate interest and overhead	(29,078)	(32,663)	(56,622)	(59,343)
(Loss) gain from disposition of real estate	(282)	42,314	(282)	42,314
Other operating income	—	2,648	—	2,648
Loss from early extinguishment of debt	—	(784)	—	(784)
Provision for real estate impairment	—	—	(3,201)	—
Income tax provision	(314)	(2,085)	(678)	(2,366)
Net income	$10,210	$45,990	$41,578	$72,240

(1)	Net of capitalized interest and amortization of debt premiums.

15. Subsequent Events

Distributions:  On July 31, 2019, the Board of Directors of the Company declared a distribution per share of $0.47, which will be paid on August 23, 2019 to all common stockholders of record as of August 12, 2019.  At the same time, the Operating Partnership will pay an equivalent amount per unit to holders of Common OP Units, as well as the quarterly cumulative preferential distribution to holders of Preferred OP Units (see Note 8).

Property Disposition: On July 2, 2019, the Company completed a transfer to the lender of Blanton Common, a property near Valdosta State University, in satisfaction of the property’s $27.4 million mortgage loan.

Property Acquisition: On August 1, 2019, the Company acquired The Flex at Stadium Centre, a 340-bed off-campus development property subject to a presale agreement for $36.7 million, including $8.5 million related to the purchase of the land on which the property is built. As the property was consolidated by the Company from the time of execution of the presale agreement with the developer, the closing of the transaction will be accounted for as an increase in ownership of a consolidated subsidiary.

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

Property Portfolio

As of June 30, 2019, our total owned property portfolio contained 169 properties, consisting of owned off-campus student housing properties that are in close proximity to colleges and universities, American Campus Equity (“ACE®”) properties operated under ground/facility leases with university systems, and on-campus participating properties operated under ground/facility leases with the related university systems.  Of the 169 properties, eight were under development as of June 30, 2019.  Our communities contain modern housing units and are supported by a resident assistant system and other student-oriented programming, with many offering resort-style amenities.

As of June 30, 2019, through ACC’s taxable REIT subsidiary (“TRS”) entities, we provided third-party management and leasing services for 34 properties, bringing our total owned and third-party managed portfolio to 203 properties.  Third-party management and leasing services are typically provided pursuant to management contracts that have initial terms that range from one to five years.

Below is a summary of our property portfolio as of June 30, 2019:

Property portfolio:	Properties	Beds
Owned operating properties:
Off-campus properties	126	71,312
On-campus ACE (1) (2)	29	23,250
Subtotal – operating properties	155	94,562

Owned properties under development:
Off-campus properties	3	1,278
On-campus ACE (2)	5	7,733
Subtotal – properties under development	8	9,011

Total owned properties	163	103,573

On-campus participating properties	6	5,230

Total owned property portfolio	169	108,803

Managed properties	34	24,343
Total property portfolio	203	133,146

(1)	Includes two properties at Prairie View A&M University that we ultimately expect to be refinanced under the existing on-campus participating structure.

(2)	Includes 33 properties operated under ground/facility leases with 16 university systems and one property operated under a ground/facility lease with Walt Disney World® Resort.

Leasing Results

Our financial results for the year ended December 31, 2019 are significantly impacted by the results of our annual leasing process for the 2018/2019 and 2019/2020 academic years.  As of September 30, 2018, the beginning of the 2018/2019 academic year, occupancy at our 2019 same store properties was 97.0% with a rental rate increase of 2.0% compared to the prior academic year, and occupancy at our total owned property portfolio was also 97.0%.

Development

At June 30, 2019, we were in the process of constructing five on-campus ACE properties and one owned off-campus property. These properties are summarized in the table below:

Owned Development Projects Under Construction:

Project	Location	Primary University Served	Project Type	Beds	Estimated Project Cost	Total Costs Incurred	Scheduled Occupancy

191 College	Auburn, AL	Auburn University	Off-campus	495	$59,300	$56,062	August 2019
LightView	Boston, MA	Northeastern University	ACE	825	153,400	141,811	August 2019
University of Arizona Honors College	Tucson, AZ	University of Arizona	ACE	1,056	84,700	75,333	August 2019
		SUBTOTAL - 2019 DELIVERIES		2,376	$297,400	$273,206

Disney College Program Phases I-II (1)	Orlando, FL	Walt Disney World® Resort	ACE	1,627	$108,500	$49,158	May & Aug 2020
Currie Hall Phase II	Los Angeles, CA	Univ. of Southern California	ACE	272	42,000	9,411	August 2020
Holloway Residences	San Francisco, CA	San Francisco State Univ.	ACE	584	129,200	44,551	August 2020
		SUBTOTAL - 2020 DELIVERIES		2,483	$279,700	$103,120

Disney College Program Phases III-V (1)	Orlando, FL	Walt Disney World® Resort	ACE	3,369	$190,400	$45,217	Jan, May & Aug 2021
		SUBTOTAL - 2021 DELIVERIES		3,369	$190,400	$45,217

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

Presale Development Projects Under Construction:

The Company is currently party to presale agreements to purchase two owned properties. Refer to Note 3 in the accompanying Notes to Consolidated Financial Statements contained in Item 1 for a more detailed discussion of our recent presale development activity. As of June 30, 2019, our presale development pipeline consisted of the following properties:

Project	Location	Primary University Served	Project Type	Beds	Purchase Price	Amount Funded as of June 30, 2019	Scheduled Occupancy

The Flex at Stadium Centre	Tallahassee, FL	Florida State University	Off-campus	340	$36,700	$353	August 2019
959 Franklin (1)	Eugene, OR	University of Oregon	Off-campus	443	70,600	21,523	September 2019
SUBTOTAL – 2019 DELIVERIES				783	$107,300	$21,876

(1)	As part of the presale agreement, the Company provided $15.6 million of mezzanine financing to the project.

Dispositions

During the three months ended June 30, 2019, the Company sold one owned property for approximately $9.5 million. Refer to Note 4 in the accompanying Notes to Consolidated Financial Statements contained in Item 1 for a more detailed discussion of our recent disposition activity.

Third-Party Development Services

Through ACC’s TRS entities, we provide development and construction management services for student housing properties owned by colleges and universities, charitable foundations and others.  During the three months ended June 30, 2019, we closed on bond financing and commenced construction on our ninth project at Prairie View A&M University in Prairie View, Texas, which contributed approximately $1.5 million in revenue during the quarter. The project has an anticipated completion date of August 2020 and total fees of $2.5 million. As of June 30, 2019, we were under contract on seven third-party development projects that are currently under construction and whose fees total $25.2 million.  As of June 30, 2019, fees of approximately $4.5 million remained to be earned by the Company with respect to these projects, which have scheduled completion dates in 2019 and 2020.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2019 and June 30, 2018

The following table presents our results of operations for the three months ended June 30, 2019 and 2018, including the amount and percentage change in these results between the two periods.

	Three Months Ended June 30,
	2019	2018	Change ($)	Change (%)
Revenues:
Owned properties	$203,156	$189,488	$13,668	7.2%
On-campus participating properties	6,396	6,182	214	3.5%
Third-party development services	3,607	2,202	1,405	63.8%
Third-party management services	3,465	2,452	1,013	41.3%
Resident services	747	735	12	1.6%
Total revenues	217,371	201,059	16,312	8.1%

Operating expenses:
Owned properties	90,763	86,136	4,627	5.4%
On-campus participating properties	3,806	3,730	76	2.0%
Third-party development and management services	4,513	3,544	969	27.3%
General and administrative	8,115	13,173	(5,058)	(38.4)%
Depreciation and amortization	68,815	63,537	5,278	8.3%
Ground/facility leases	3,236	2,733	503	18.4%
Loss (gain) from disposition of real estate	282	(42,314)	42,596	(100.7)%
Other operating income	—	(2,648)	2,648	(100.0)%
Total operating expenses	179,530	127,891	51,639	40.4%

Operating income	37,841	73,168	(35,327)	(48.3)%

Nonoperating income (expenses):
Interest income	969	1,243	(274)	(22.0)%
Interest expense	(27,068)	(23,338)	(3,730)	16.0%
Amortization of deferred financing costs	(1,218)	(2,214)	996	(45.0)%
Loss from early extinguishment of debt	—	(784)	784	(100.0)%
Total nonoperating expenses	(27,317)	(25,093)	(2,224)	8.9%

Income before income taxes	10,524	48,075	(37,551)	(78.1)%
Income tax provision	(314)	(2,085)	1,771	(84.9)%

Net income	10,210	45,990	(35,780)	(77.8)%

Net loss attributable to noncontrolling interests	176	19	157	826.3%
Net income attributable to ACC, Inc. and Subsidiaries common stockholders	$10,386	$46,009	$(35,623)	(77.4)%

Same Store and New Property Operations

We define our same store property portfolio as owned properties that were owned and operating for both of the full years ended December 31, 2019 and December 31, 2018, which are not conducting or planning to conduct substantial development, redevelopment, or repositioning activities, and are not classified as held for sale as of June 30, 2019.

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

A reconciliation of our same store, new property and sold/other property operations to our consolidated statements of comprehensive income is set forth below:

	Same Store Properties		New Properties		Sold Properties/Other (1)				Total - All Properties
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,				Three Months Ended June 30,
	2019	2018	2019	2018	2019		2018		2019	2018
Number of properties	144	144	10	—	3	(2)	7	(3)	157	151
Number of beds	86,717	86,717	6,985	—	1,404		2,886		95,106	89,603

Revenues (4)	$190,207	$184,281	$12,759	$136	$937		$3,992		$203,903	$188,409	(5)
Operating expenses	84,175	81,791	5,781	191	807		2,340		90,763	84,322	(5)

(1)
Includes recurring professional fees related to the formation and operation of the ACC / Allianz Joint Venture. Does not include the allocation of payroll and other administrative costs related to corporate management and oversight.

(2)	Includes one property that was transferred to the lender in settlement of the property’s $27.4 million mortgage loan in July 2019, and one property consisting of two phases sold in May 2019.

(3)	Includes the properties described above in note 2, as well as properties sold in 2018 and one property converted to the OCPP structure in January 2019.

(4)	Includes revenues which are reflected as resident services revenue on the accompanying consolidated statements of comprehensive income.

(5)
The Company adopted new lease accounting guidance on January 1, 2019 which required the reclassification of the provision for uncollectible accounts from operating expenses to revenue. For purposes of calculating same store and new property results of operations, the reclassification is reflected for all periods presented to ensure comparability between periods. The provision for uncollectible accounts for all owned properties was $1.7 million and $1.8 million for the three months ended June 30, 2019 and 2018, respectively.

Same Store Properties:  The increase in revenue from our same store properties was primarily due to an increase in average rental rates for the 2018/2019 academic year, as well as an increase in weighted average occupancy from 88.4% during the three months ended June 30, 2018 to 90.6% during the three months ended June 30, 2019. Future revenues will be dependent on our ability to maintain our current leases in effect for the 2018/2019 academic year and our ability to achieve appropriate rental rates and desired occupancy levels for the 2019/2020 academic year at our various properties.

The increase in operating expenses for our same store properties was primarily due to increases in payroll, marketing, repairs and maintenance and property taxes. This increase was partially offset by a decrease in utilities expense, which was primarily due to renegotiated cable and internet agreements, lower electricity costs from favorable weather patterns, and decreased usage at properties that have recently undergone LED replacements. We anticipate that total operating expenses for our same store property portfolio for 2019 will increase as compared to 2018 due to increases in property taxes, payroll, marketing and general inflation.

New Property Operations: Our new properties for the three and six months ended June 30, 2019 include development properties that completed construction and opened for operations in Fall 2018. These properties are summarized in the table below:

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
			6,985

Third-Party Development Services Revenue

Third-party development services revenue increased by approximately $1.4 million, from $2.2 million during the three months ended June 30, 2018, to $3.6 million for the three months ended June 30, 2019.  The increase is primarily due to an increase in the number of third-party development projects under construction during the current year as compared to the prior year. During the three months ended June 30, 2019, we had seven projects under construction with an average contractual fee of $3.6 million, as compared to four projects under construction during the three months ended June 30, 2018 with an average contractual fee of $4.0 million.

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

Third-Party Management Services Revenue

Third-party management services revenue increased by approximately $1.0 million, from $2.5 million during the three months ended June 30, 2018, to $3.5 million for the three months ended June 30, 2019. The increase is primarily due to reimbursed payroll costs from the Disney College Program management contract which began in April 2019. As the project's facilities manager, the Company is responsible for the operations and maintenance of the project. Because of the company’s role in funding payroll costs for on-site personnel at the properties, accounting guidance requires the management fee for this project to be recorded on a gross basis in the company’s consolidated financial statements.  Accordingly, both management services revenue and third-party management services expenses for the three months ended June 30, 2019 include approximately $1.1 million in reimbursed payroll costs. We anticipate third-party management services revenue will increase in 2019 as compared to 2018 due to the recognition of reimbursed payroll costs for the Disney College Program management contract, as discussed above.

Third-Party Development and Management Services Expenses

Third-party development and management services expenses increased by approximately $1.0 million, from $3.5 million during the three months ended June 30, 2018, to $4.5 million for the three months ended June 30, 2019. The increase is primarily due to $1.1 million of payroll costs from the Disney College Program management contract described above. We anticipate this expense item will increase in 2019 as compared to 2018 due to the recognition of reimbursed payroll costs for the Disney College Program management contract, as well as an overall increase in pursuit activity for third-party development projects during 2019.

General and Administrative

General and administrative expenses decreased approximately $5.1 million, from $13.2 million during three months ended June 30, 2018, to $8.1 million for the three months ended June 30, 2019. Excluding $5.8 million of transaction costs incurred in connection with the closing of the ACC / Allianz joint venture transaction in May 2018, general and administrative expenses increased $0.7 million, primarily due to additional expenses incurred in connection with enhancements to our operating systems platform, additional payroll expenses, and other general inflationary factors. We anticipate general and administrative expenses will decrease in 2019 as compared to 2018 due to transaction costs incurred in 2018 related to the formation of the ACC / Allianz Joint Venture Transaction, offset by an increase in payroll costs and an increase in expenses incurred in connection with enhancements to our operating systems platform.

Depreciation and Amortization

Depreciation and amortization increased by approximately $5.3 million, from $63.5 million during the three months ended June 30, 2018, to $68.8 million for the three months ended June 30, 2019.  The increase was primarily due to a $5.6 million increase related to the completion of construction and opening of ten owned development properties in Fall 2018, partially offset by a $0.7 million decrease related to properties sold in 2018 and 2019. We anticipate depreciation and amortization expense will increase in 2019 as compared to 2018 due to the completion of owned development projects in Fall 2018 and Fall 2019, offset by property dispositions completed during 2018 and 2019.

Ground/Facility Leases

Ground/facility leases expense increased by approximately $0.5 million, from $2.7 million during the three months ended June 30, 2018, to $3.2 million for the three months ended June 30, 2019. The increase was primarily due to ACE development projects that completed construction and opened for operations in Fall 2018. We anticipate ground/facility leases expense will increase in 2019 as compared to 2018, primarily as a result of the timing of new ACE projects being placed into service, and the conversion of one owned property to the OCPP structure in January 2019.

Loss (Gain) from Disposition of Real Estate

During the three months ended June 30, 2019, we sold one owned property containing 544 beds, resulting in a net loss from disposition of real estate of approximately $0.3 million. During the three months ended June 30, 2018, we sold a portfolio of three owned properties containing 1,338 beds, resulting in a net gain from disposition of real estate of approximately $42.3 million. Refer to Note 4 in the accompanying Notes to the Consolidated Financial Statements contained in Item 1.

Other Operating Income

During the three months ended June 30, 2018, we recorded a $2.6 million gain related to cash proceeds received from a litigation settlement.

Interest Expense

Interest expense increased by approximately $3.8 million, from $23.3 million during the three months ended June 30, 2018, to $27.1 million for the three months ended June 30, 2019. The increase was primarily due to $2.9 million of additional interest expense due to the timing of borrowings under our unsecured revolving credit facility during the respective three month periods, $2.2 million in additional interest expense incurred in the current year related to the issuance of $330 million in mortgage debt as part of the ACC / Allianz Joint Venture Transaction which closed in May 2018, and a $0.4 million increase in interest expense related to our $400 million offering of unsecured notes in June 2019. These increases were offset by a $1.8 million decrease in term loan interest expense due to the pay-off of $450 million of term loans in 2018. We anticipate interest expense will increase in 2019 as compared to 2018 due to increased interest rates on a higher average outstanding balance under our revolving credit facility throughout 2019, additional interest incurred from $330 million in mortgage debt as part of the ACC / Allianz Joint Venture Transaction, and additional interest incurred from the issuance of unsecured notes issued in June 2019.

Amortization of Deferred Financing Costs

Amortization of deferred financing costs decreased by approximately $1.0 million, from $2.2 million during the three months ended June 30, 2018 to $1.2 million for the three months ended June 30, 2019. The decrease was primarily due to $0.9 million of accelerated amortization recorded in the prior year related to the pay-off of $450 million of term loan debt in May 2018. We anticipate amortization of deferred finance costs will decrease in 2019, as increases related to offerings of unsecured debt in 2019 will be more than offset by the 2018 accelerated amortization related to the pay-off of term loan debt.

Loss from Early Extinguishment of Debt

During the three months ended June 30, 2018, we incurred approximately $0.8 million of losses associated with the early pay-off of mortgage loans in connection with the sale of one owned property and one owned property included in the ACC / Allianz Joint Venture Transaction.

Income Tax Provision

Income tax provision decreased by approximately $1.8 million, from $2.1 million during the three months ended June 30, 2018 to $0.3 million for the three months ended June 30, 2019. The decrease was primarily due to estimated state income tax recorded in the prior year related to a taxable gain resulting from the ACC / Allianz Joint Venture Transaction.

Comparison of the Six Months Ended June 30, 2019 and June 30, 2018

The following table presents our results of operations for the six months ended June 30, 2019 and 2018, including the amount and percentage change in these results between the two periods.

	Six Months Ended June 30,
	2019	2018	Change ($)	Change (%)
Revenues
Owned properties	$427,575	$395,020	$32,555	8.2%
On-campus participating properties	17,844	16,625	1,219	7.3%
Third-party development services	6,778	3,048	3,730	122.4%
Third-party management services	5,776	5,183	593	11.4%
Resident services	1,529	1,592	(63)	(4.0)%
Total revenues	459,502	421,468	38,034	9.0%

Operating expenses (income)
Owned properties	182,932	174,196	8,736	5.0%
On-campus participating properties	7,763	7,155	608	8.5%
Third-party development and management services	8,699	7,742	957	12.4%
General and administrative	15,430	19,872	(4,442)	(22.4)%
Depreciation and amortization	137,570	128,316	9,254	7.2%
Ground/facility leases	6,785	5,575	1,210	21.7%
Loss (gain) from disposition of real estate	282	(42,314)	42,596	(100.7)%
Provision for real estate impairment	3,201	—	3,201	100.0%
Other operating income	—	(2,648)	2,648	(100.0)%
Total operating expenses	362,662	297,894	64,768	21.7%

Operating income	96,840	123,574	(26,734)	(21.6)%

Nonoperating income (expenses)
Interest income	1,895	2,466	(571)	(23.2)%
Interest expense	(54,129)	(47,022)	(7,107)	15.1%
Amortization of deferred financing costs	(2,350)	(3,628)	1,278	(35.2)%
Loss from early extinguishment of debt	—	(784)	784	(100.0)%
Total nonoperating expenses	(54,584)	(48,968)	(5,616)	11.5%

Income before income taxes	42,256	74,606	(32,350)	(43.4)%
Income tax provision	(678)	(2,366)	1,688	(71.3)%
Net income	41,578	72,240	(30,662)	(42.4)%

Net income attributable to noncontrolling interests	(1,552)	(304)	(1,248)	410.5%
Net income attributable to ACC, Inc. and Subsidiaries common stockholders	$40,026	$71,936	$(31,910)	(44.4)%

Same Store and New Property Operations

A reconciliation of our same store, new property and sold/other property operations to our consolidated statements of comprehensive income is set forth below:

	Same Store Properties		New Properties		Sold Properties/Other (1)				Total - All Properties
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,				Six Months Ended June 30,
	2019	2018	2019	2018	2019		2018		2019	2018
Number of properties	144	144	10	—	3	(2)	7	(3)	157	151
Number of beds	86,717	86,717	6,985	—	1,404		2,886		95,106	89,603

Revenues (4)	$395,576	$383,396	$31,317	$257	$2,211		$10,227		$429,104	$393,880	(5)
Operating expenses	169,012	166,173	11,896	315	2,024		4,976		182,932	171,464	(5)

(1)
Includes recurring professional fees related to the formation and operation of the ACC / Allianz Joint Venture. Does not include the allocation of payroll and other administrative costs related to corporate management and oversight.

(2)	Includes one property that was transferred to the lender in settlement of the property’s $27.4 million mortgage loan in July 2019, and one property consisting of two phases sold in May 2019.

(3)	Includes the properties described above in note 2, as well as properties sold in 2018 and one property converted to the OCPP structure in January 2019.

(4)	Includes revenues which are reflected as resident services revenue on the accompanying consolidated statements of comprehensive income.

(5)
The Company adopted new lease accounting guidance on January 1, 2019 which required the reclassification of the provision for uncollectible accounts from operating expenses to revenue. For purposes of calculating same store and new property results of operations, the reclassification is reflected for all periods presented to ensure comparability between periods. The provision for uncollectible accounts for all owned properties was $2.8 million and $2.7 million for the six months ended June 30, 2019 and 2018, respectively.

Same Store Properties:  The increase in revenue from our same store properties was primarily due to an increase in average rental rates for the 2018/2019 academic years as well as an increase in weighted average occupancy from 91.1% during the six months ended June 30, 2018, to 93.8% for the six months ended June 30, 2019.

The increase in operating expenses from our same store properties was due to the same factors that contributed to the increase for the three months ended June 30, 2019, and general inflation.

New Property Operations: Our new properties for the six months ended June 30, 2019 are summarized in the table of new properties contained in the discussion of our results of operations for the three months ended June 30, 2019 and 2018.

On-Campus Participating Properties (“OCPP”) Operations

As of June 30, 2019, we had six OCPPs containing 5,230 beds. In January 2019, one owned property located at Prairie View A&M University was converted to the OCPP structure and is now included in our OCPP portfolio, contributing to the increase in both revenues and expenses for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. In addition, the Company adopted new lease accounting guidance on January 1, 2019 which required the reclassification of the provision for uncollectible accounts from operating expenses to revenue. The reclassification is reflected on a prospective basis in the Consolidated Statements of Comprehensive Income contained in Item 1 herein starting in the first quarter 2019. The amount reclassified from operating expenses to revenue was a $0.7 million benefit and a $0.2 million expense for the six months ended June 30, 2019 and 2018, respectively. We anticipate that revenues from these properties for 2019 will increase due to the factors described above. In addition, future revenues will be dependent on our ability to maintain our current leases in effect for the 2018/2019 academic year and our ability to obtain appropriate rental rates and desired occupancy for the 2019/2020 academic year. We anticipate that operating expenses for these properties for 2019 will increase as compared to 2018 due to the conversion of one property to the OCPP structure in January 2019 and general inflation.

Third-Party Development Services Revenue

Third-party development services revenue increased by approximately $3.8 million, from $3.0 million during the six months ended June 30, 2018, to $6.8 million for the six months ended June 30, 2019.  The increase was primarily due to the closing of bond financing and commencement of construction of the Calhoun Hall project at Drexel University and the ninth phase at Prairie View A&M University in March and April 2019, respectively, which contributed $3.0 million in revenue during the six months ended June 30, 2019, as compared to the closing of bond financing and commencement of construction of the Delaware State University project in May 2018, which contributed $1.5 million in revenue during the six months ended June 30, 2018. In addition, during the six months ended June 30, 2019, we also continued development services for five projects that commenced construction in 2018, for which we earned fees of approximately $3.7 million, as compared to three projects that commenced construction in 2017, for which we earned fees of approximately $1.4 million during the six months ended June 30, 2018.

Third-Party Management Services Revenue

Third-party management services revenue increased by approximately $0.6 million, from $5.2 million during the six months ended June 30, 2018, to $5.8 million for the six months ended June 30, 2019. The increase was due to the same factors that contributed to the increase in third-party management services revenue for the three months ended June 30, 2019, as discussed above. The increase was partially offset by discontinued third-party management contracts in 2018 and 2019.

Third-Party Development and Management Services Expenses

Third-party development and management services expenses increased by approximately $1.0 million, from $7.7 million during the six months ended June 30, 2018, to $8.7 million for the six months ended June 30, 2019. The increase was due to the same factors that contributed to the increase in third-party development and management services expenses for the three months ended June 30, 2019, as discussed above. The increase was partially offset by discontinued third-party management contracts in 2018 and 2019.

General and Administrative

General and administrative expenses decreased by approximately $4.5 million from $19.9 million during the six months ended June 30, 2018, to $15.4 million for the six months ended June 30, 2019. Excluding $5.8 million in transaction costs incurred in connection with the closing of the ACC / Allianz Joint Venture Transaction in May 2018, general and administrative expense increased by $1.3 million. This increase was primarily due to the same factors that contributed to the increase in general and administrative expenses for the three months ended June 30, 2019, as discussed above.

Depreciation and Amortization

Depreciation and amortization increased by approximately $9.3 million, from $128.3 million during the six months ended June 30, 2018, to $137.6 million for the six months ended June 30, 2019.  The increase was primarily due to an $11.3 million increase related to the completion of construction and opening of ten development properties in August 2018. This increase was partially offset by a $2.4 million decrease in depreciation and amortization expense related to properties sold in 2018 and 2019.

Ground/Facility Leases

Ground/facility leases expense increased by approximately $1.2 million, from $5.6 million during the six months ended June 30, 2018, to $6.8 million for the six months ended June 30, 2019. The increase was due to the same factors that contributed to the increase in ground/facility lease expenses for the three months ended June 30, 2019, as discussed above.

Loss (Gain) from Disposition of Real Estate

During the six months ended June 30, 2019, we sold one owned property containing 544 beds, resulting in a net loss from disposition of real estate of approximately $0.3 million. During the six months ended June 30, 2018, we sold a portfolio of three owned properties containing 1,338 beds, resulting in a net gain from disposition of real estate of approximately $42.3 million. Refer to Note 4 in the accompanying Notes to the Consolidated Financial Statements contained in Item 1.

Provision for Real Estate Impairment

During the six months ended June 30, 2019, we recorded an impairment charge of $3.2 million for one owned property serving students attending Florida A&M University, which was classified as held for sale as of March 31, 2019 and sold in May 2019.

Other Operating Income

During the six months ended June 30, 2018, we recorded a $2.6 million gain related to cash proceeds received from a litigation settlement.

Interest Income

Interest income decreased by approximately $0.6 million, from $2.5 million during the six months ended June 30, 2018, to $1.9 million for the six months ended June 30, 2019. The decrease was primarily due to the planned forgiveness of loans receivable resulting from the unwinding of a New Market Tax Credit ("NMTC") structure at one of the Company's owned properties.

Interest Expense

Interest expense increased by approximately $7.1 million, from $47.0 million during the six months ended June 30, 2018, to $54.1 million for the six months ended June 30, 2019. The increase was primarily due to $5.7 million of additional interest expense due to the timing of borrowings under our unsecured revolving credit facility during the respective six month periods, $5.5 million in additional interest expense incurred in the current year related to the issuance of $330 million in mortgage debt as part of the ACC / Allianz Joint Venture Transaction which closed in May 2018, a $0.6 million decrease in capitalized interest, and a $0.4 million increase in interest expense related to our $400 million offering of unsecured notes in June 2019. These increases were offset by a $4.4 million decrease in term loan interest expense due to the pay-off of $450 million of term loans in 2018 and a $0.7 million decrease due to the unwinding of an NMTC structure at one of the Company’s owned properties.

Amortization of Deferred Financing Costs

Amortization of deferred financing costs decreased by approximately $1.2 million, from $3.6 million during the six months ended June 30, 2018 to $2.4 million for the six months ended June 30, 2019. The decrease was due to the same factors that contributed to the decrease for the three months ended June 30, 2019, as discussed above.

Loss from Early Extinguishment of Debt

During the six months ended June 30, 2018, we incurred approximately $0.8 million of losses associated with the early pay-off of mortgage loans in connection with the sale of one owned property and one owned property included in the ACC / Allianz Joint Venture Transaction.

Income Tax Provision

Income tax provision decreased by approximately $1.7 million from $2.4 million during the six months ended June 30, 2018, to $0.7 million for the six months ended June 30, 2019. The decrease was primarily due to estimated state income tax recorded in the prior year related to a taxable gain resulting from the ACC / Allianz Joint Venture Transaction.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests represents consolidated joint venture partners’ share of net income, as well as net income allocable to holders of Operating Partnership units. The increase in this item as compared to the prior year is primarily due to the closing of the ACC / Allianz Joint Venture Transaction in May 2018.

Liquidity and Capital Resources

Cash Balances and Cash Flows

As of June 30, 2019, we had $88.7 million in cash and cash equivalents and restricted cash as compared to $106.5 million in cash and cash equivalents and restricted cash as of December 31, 2018.  Restricted cash primarily consists of escrow accounts held by lenders, resident security deposits as required by law in certain states, and funds held in escrow in connection with potential acquisition and development opportunities.  The following discussion relates to changes in cash due to operating, investing and financing activities, which are presented in our consolidated statements of cash flows included in Item 1.

Operating Activities: For the six months ended June 30, 2019, net cash provided by operating activities was approximately $148.4 million, as compared to approximately $169.5 million for the six months ended June 30, 2018, a decrease of $21.1 million.  This decrease in cash flows was primarily due to the timing of property tax payments for owned properties, the sale of three properties in 2018, and a $13.2 million interest rate swap termination payment made in June 2019. This decrease was partially offset by operating cash flows from the completion of construction and opening of six owned development properties and four presale developments in August 2018, and an increase in operating results for same store properties.

Investing Activities:  Investing activities utilized approximately $239.6 million and $44.4 million for the six months ended June 30, 2019 and 2018, respectively.  The $195.2 million increase in cash utilized in investing activities was primarily a result of a $233.4 million decrease in proceeds from disposition of a three property portfolio in 2018 as compared to one property in 2019. This decrease was partially offset by a $32.4 million decrease in cash used to fund the construction of our owned development properties, related to the timing of construction commencement and completion of our owned development pipeline, and a $6.2 million decrease in cash used to fund capital expenditures at our owned and on-campus participating properties.

Financing Activities: For the six months ended June 30, 2019, net cash provided by financing activities totaled approximately $73.4 million as compared to net cash utilized by financing activities of $102.6 million for the six months ended June 30, 2018. The $176.0 million increase in cash provided by financing activities was primarily a result of the following: (i) $398.8 million in proceeds from unsecured notes; (ii) a $450.0 million decrease in the pay-off of unsecured term loans; (iii) a $144.9 million decrease in distributions to noncontrolling interests as a result of the closing of the mortgage loans associated with the Allianz Joint Venture in May 2018; and (iv) a $58.6 million decrease in cash used to pay off mortgage and construction debt including defeasance costs. These increases were partially offset by: (i) a $373.7 million decrease in proceeds from noncontrolling interests as a result of the Allianz Joint Venture in May 2018; (ii) a $330.0 million decrease in proceeds from mortgage loans; (iii) a $125.4 million decrease in net proceeds on our revolving credit facility; (iv) a $35.5 million decrease in proceeds from construction loans; (v) a $4.8 million increase in distributions to common and restricted stockholders; and (vi) a $5.9 million increase in payments of debt issuance costs.

Liquidity Needs, Sources and Uses of Capital

As of June 30, 2019, our short-term liquidity needs included, but were not limited to, the following: (i) anticipated distribution payments to our common and restricted stockholders totaling approximately $259.9 million based on an assumed annual cash distribution of $1.88 per share and the number of our shares outstanding as of June 30, 2019; (ii) anticipated distribution payments to our Operating Partnership unitholders totaling approximately $1.2 million based on an assumed annual distribution of $1.88 per common unit and a cumulative preferential per annum cash distribution rate of 5.99% on our Preferred OP Units based on the number of units outstanding as of June 30, 2019; (iii) estimated development costs over the next 12 months totaling approximately $274.4 million for our owned properties currently under construction; (iv) an $85.4 million obligation to purchase two properties subject to presale arrangements (see Note 13 in the accompanying Notes to the Consolidated Financial Statements contained in Item 1); (v) an obligation to increase our investment in two joint ventures, resulting in a funding commitment of approximately $154.0 million (see Note 13 in the accompanying Notes to the Consolidated Financial Statements contained in Item 1); (vi) the pay-off of approximately $34.8 million of outstanding fixed rate mortgage debt scheduled to mature during the next 12 months;
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

On July 31, 2019, our Board of Directors declared a distribution per share of $0.47, which will be paid on August 23, 2019 to all common stockholders of record as of August 12, 2019.  At the same time, the Operating Partnership will pay an equivalent amount per unit to holders of Common OP Units, as well as the quarterly cumulative preferential distribution to holders of Preferred OP Units.

Indebtedness

The amounts below exclude net unamortized debt premiums and discounts related to mortgage loans assumed in connection with property acquisitions, original issue discounts (“OID”s), and deferred financing costs (see Note 6 in the accompanying Notes to the Consolidated Financial Statements contained in Item 1). A summary of our consolidated indebtedness as of June 30, 2019 is as follows:

	Amount	% of Total	Weighted Average Rates (1)	Weighted Average Maturities
Secured	$866,303	26.6%	4.7%	6.1 Years
Unsecured	2,385,600	73.4%	3.6%	4.7 Years
Total consolidated debt	$3,251,903	100.0%	3.9%	5.1 Years

Fixed rate debt
Secured
Project-based taxable bonds	$27,030	0.8%	7.6%	5.3 Years
Mortgage	749,979	23.1%	4.6%	5.5 Years
Unsecured
April 2013 Notes	400,000	12.3%	3.8%	3.8 Years
June 2014 Notes	400,000	12.3%	4.1%	5.0 Years
September 2015 Notes	400,000	12.3%	3.4%	1.3 Years
October 2017 Notes	400,000	12.3%	3.6%	8.4 Years
June 2019 Notes	400,000	12.3%	3.3%	7.0 Years
Total - fixed rate debt	2,777,009	85.4%	3.9%	5.2 Years

Variable rate debt:
Secured
Mortgage and construction	89,294	2.7%	5.1%	12.1 Years
Unsecured
Term loans	200,000	6.2%	3.5%	3.0 Years
Unsecured revolving credit facility	185,600	5.7%	3.6%	2.7 Years
Total - variable rate debt	474,894	14.6%	3.9%	4.6 Years
Total consolidated debt	$3,251,903	100.0%	3.9%	5.1 Years

(1)	Represents stated interest rate and does not include the effect of the amortization of deferred financing costs, debt premiums and discounts, OIDs, and interest rate swap terminations.

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

The following table presents a reconciliation of our net income attributable to common stockholders to FFO and FFOM:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income attributable to ACC, Inc. and Subsidiaries common stockholders	$10,386	$46,009	$40,026	$71,936
Noncontrolling interests (1)	54	453	214	775
Loss (gain) from disposition of real estate	282	(42,314)	282	(42,314)
Elimination of provision for real estate impairment	—	—	3,201	—
Real estate related depreciation and amortization (2)	65,458	61,571	130,834	125,149
Funds from operations (“FFO”) attributable to common stockholders and OP unitholders	76,180	65,719	174,557	155,546

Elimination of operations of on-campus participating properties:
Net loss (income) from on-campus participating properties	1,130	1,218	(2,562)	(2,151)
Amortization of investment in on-campus participating properties	(2,016)	(1,952)	(4,045)	(3,894)
	75,294	64,985	167,950	149,501
Modifications to reflect operational performance of on-campus participating properties:
Our share of net cash flow (3)	828	793	1,710	1,588
Management fees and other	408	279	1,228	756
Contribution from on-campus participating properties	1,236	1,072	2,938	2,344

Transaction costs (4)	—	7,818	—	7,818
Elimination of loss from early extinguishment of debt (5)	—	784	—	784
Elimination of gain from litigation settlement (6)	—	(2,648)	—	(2,648)
Elimination of FFO from property in receivership (7)	839	606	1,808	1,195
Funds from operations – modified (“FFOM”) attributable to common stockholders and OP unitholders	$77,369	$72,617	$172,696	$158,994

FFO per share – diluted	$0.55	$0.47	$1.26	$1.12
FFOM per share – diluted	$0.56	$0.52	$1.24	$1.15
Weighted-average common shares outstanding – diluted	138,873,418	138,592,562	138,842,644	138,561,640

(1)	The difference from the amount presented in the company’s consolidated statements of comprehensive income represents consolidated joint venture partners’ share of net income.

(2)
The difference from the amount presented in the company’s consolidated statements of comprehensive income represents corporate depreciation and consolidated joint venture partners’ share of depreciation. Corporate depreciation and the joint venture partners' share of depreciation for the three months ended June 30, 2019 was $1.2 million and $2.2 million, respectively. Corporate depreciation and the joint venture partners' share of depreciation for the six months ended June 30, 2019 was $2.4 million and $4.3 million, respectively.

(3)
50% of the properties’ net cash available for distribution after payment of operating expenses, debt service (including repayment of principal) and capital expenditures which is included in ground/facility leases expense in the consolidated statements of comprehensive income (refer to page S-3).

(4)
Represents transaction costs incurred in connection with the closing of a real estate joint venture transaction in May 2018, whereby a 45% noncontrolling interest in seven properties was sold to a joint venture partner.

(5)
Represents losses associated with the early extinguishment of mortgage loans due to real estate disposition transactions, including the sale of partial ownership interests in properties. Such costs are excluded from gains from disposition of real estate reported in accordance with GAAP.

(6)	Represents a gain related to cash proceeds received from a litigation settlement.

(7)	Represents FFO for an owned property that was transferred to the lender in July 2019 in settlement of the property's $27.4 million mortgage loan.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss from adverse changes in market prices and interest rates.  Our future earnings and cash flows are dependent upon prevailing market rates.  Accordingly, we manage our market risk by matching projected cash inflows from operating, investing, and financing activities with projected cash outflows for debt service, acquisitions, capital expenditures, distributions to stockholders and unitholders, and other cash requirements.  The majority of our outstanding debt has fixed interest rates, which minimizes the risk of fluctuating interest rates.  Our exposure to market risk includes interest rate fluctuations in connection with our revolving credit facilities and variable rate construction loans and our ability to incur more debt without stockholder approval, thereby increasing our debt service obligations, which could adversely affect our cash flows.  No material changes have occurred in relation to market risk since our Annual Report on Form 10-K for the year ended December 31, 2018.

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

PART II OTHER INFORMATION

Item 1.              Legal Proceedings

We are subject to various claims, lawsuits and legal proceedings that arise in the ordinary course of business.  While it is not possible to ascertain the ultimate outcome of such matters, management believes that the aggregate amount of such liabilities, if any, in excess of amounts provided or covered by insurance, will not have a material adverse effect on our consolidated financial position or our results of operations.

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

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	August 2, 2019

AMERICAN CAMPUS COMMUNITIES, INC.

By:	/s/ Daniel B. Perry

Daniel B. Perry Executive Vice President, Chief Financial Officer, Treasurer and Secretary

By:	/s/ Kim K. Voss

Kim K. Voss Executive Vice President, Chief Accounting Officer, and Assistant Secretary

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	August 2, 2019

AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP LP
By:	American Campus Communities Holdings, LLC, its general partner
	By:	American Campus Communities, Inc., its sole member

	By:	/s/ Daniel B. Perry

Daniel B. Perry Executive Vice President, Chief Financial Officer, Treasurer and Secretary

	By:	/s/ Kim K. Voss

Kim K. Voss Executive Vice President, Chief Accounting Officer, and Assistant Secretary