Form 10-Q
period 2019-09-30
AMERICAN CAMPUS COMMUNITIES INC; American Campus Communities Operating Partnership LP
filed 2019-11-01
CIK 1283630, 1357369

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2019.

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

There were 137,404,752 shares of the American Campus Communities, Inc.’s common stock with a par value of $0.01 per share outstanding as of the close of business on October 28, 2019.

EXPLANATORY NOTE

This report combines the reports on Form 10-Q for the quarterly period ended September 30, 2019 of American Campus Communities, Inc. and American Campus Communities Operating Partnership LP. Unless stated otherwise or the context otherwise requires, references to “ACC” mean American Campus Communities, Inc., a Maryland corporation that has elected to be treated as a real estate investment trust (“REIT”) under the Internal Revenue Code, and references to “ACCOP” mean American Campus Communities Operating Partnership LP, a Maryland limited partnership. References to the “Company,” “we,” “us” or “our” mean collectively ACC, ACCOP and those entities/subsidiaries owned or controlled by ACC and/or ACCOP. References to the “Operating Partnership” mean collectively ACCOP and those entities/subsidiaries owned or controlled by ACCOP. The following chart illustrates the Company’s and the Operating Partnership’s corporate structure:

The general partner of ACCOP is American Campus Communities Holdings, LLC (“ACC Holdings”), an entity that is wholly-owned by ACC. As of September 30, 2019, ACC Holdings held an ownership interest in ACCOP of less than 1%. The limited partners of ACCOP are ACC and other limited partners consisting of current and former members of management and nonaffiliated third parties. As of September 30, 2019, ACC owned an approximate 99.6% limited partnership interest in ACCOP. As the sole member of the general partner of ACCOP, ACC has exclusive control of ACCOP’s day-to-day management. Management operates the Company and the Operating Partnership as one business. The management of ACC consists of the same members as the management of ACCOP. The Company is structured as an umbrella partnership REIT (“UPREIT”) and ACC contributes all net proceeds from its various equity offerings to the Operating Partnership. In return for those contributions, ACC receives a number of units of the Operating Partnership (“OP Units,” see definition below) equal to the number of common shares it has issued in the equity offering. Contributions of properties to the Company can be structured as tax-deferred transactions through the issuance of OP Units in the Operating Partnership. Based on the terms of ACCOP’s partnership agreement, OP Units can be exchanged for ACC’s common shares on a one-for-one basis. The Company maintains a one-for-one relationship between the OP Units of the Operating Partnership issued to ACC and ACC Holdings and the common shares issued to the public. The Company believes that combining the reports on Form 10-Q of ACC and ACCOP into this single report provides the following benefits:

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

FORM 10-Q
FOR THE QUARTER ENDED September 30, 2019
 TABLE OF CONTENTS

		PAGE NO.

PART I.

Item 1.	Consolidated Financial Statements of American Campus Communities, Inc. and Subsidiaries:

	Consolidated Balance Sheets as of September 30, 2019 (unaudited) and December 31, 2018	1

	Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2019 and 2018 (all unaudited)	2

	Consolidated Statements of Changes in Equity for the three months ended March 31, 2019 and 2018, June 30, 2019 and 2018, and September 30, 2019 and 2018 (all unaudited)	3

	Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and 2018 (all unaudited)	5

	Consolidated Financial Statements of American Campus Communities Operating Partnership LP and Subsidiaries:

	Consolidated Balance Sheets as of September 30, 2019 (unaudited) and December 31, 2018	7

	Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2019 and 2018 (all unaudited)	8

	Consolidated Statements of Changes in Capital for the three months ended March 31, 2019 and 2018, June 30, 2019 and 2018, and September 30, 2019 and 2018 (all unaudited)	9

	Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and 2018 (all unaudited)	11

	Notes to Consolidated Financial Statements of American Campus Communities, Inc. and Subsidiaries and American Campus Communities Operating Partnership LP and Subsidiaries (unaudited)	13

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	35

Item 3.	Quantitative and Qualitative Disclosure about Market Risk	52

Item 4.	Controls and Procedures	52

PART II.

Item 1.	Legal Proceedings	53

Item 1A.	Risk Factors	53

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	53

Item 3.	Defaults Upon Senior Securities	53

Item 4.	Mine Safety Disclosures	53

Item 5.	Other Information	53

Item 6.	Exhibits	54

SIGNATURES		55

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2019	December 31, 2018
	(Unaudited)
Assets

Investments in real estate:
Owned properties, net	$6,759,867	$6,583,397
On-campus participating properties, net	76,854	77,637
Investments in real estate, net	6,836,721	6,661,034

Cash and cash equivalents	56,218	71,238
Restricted cash	29,569	35,279
Student contracts receivable	27,360	8,565
Operating lease right of use assets	461,810	—
Other assets	257,304	262,730

Total assets	$7,668,982	$7,038,846

Liabilities and equity

Liabilities:
Secured mortgage, construction and bond debt, net	$827,588	$853,084
Unsecured notes, net	1,984,748	1,588,446
Unsecured term loans, net	199,033	198,769
Unsecured revolving credit facility	352,100	387,300
Accounts payable and accrued expenses	86,295	88,767
Operating lease liabilities	469,479	—
Other liabilities	211,612	191,233
Total liabilities	4,130,855	3,307,599

Commitments and contingencies (Note 13)

Redeemable noncontrolling interests	157,863	184,446

Equity:
American Campus Communities, Inc. and Subsidiaries stockholders’ equity:
Common stock, $0.01 par value, 800,000,000 shares authorized, 137,326,824 and 136,967,286 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	1,373	1,370
Additional paid in capital	4,455,565	4,458,240
Common stock held in rabbi trust, 77,928 and 69,603 shares at September 30, 2019 and December 31, 2018, respectively	(3,486)	(3,092)
Accumulated earnings and dividends	(1,104,448)	(971,070)
Accumulated other comprehensive loss	(18,929)	(4,397)
Total American Campus Communities, Inc. and Subsidiaries stockholders’ equity	3,330,075	3,481,051
Noncontrolling interests - partially owned properties	50,189	65,750
Total equity	3,380,264	3,546,801

Total liabilities and equity	$7,668,982	$7,038,846

Consolidated variable interest entities’ assets and debt included in the above balances:

Investments in real estate, net	$1,035,431	$1,042,585
Cash, cash equivalents and restricted cash	$48,569	$72,218
Other assets	$27,601	$11,918
Secured mortgage and construction debt, net	$461,927	$447,292
Accounts payable, accrued expenses and other liabilities	$67,466	$53,432

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Owned properties	$211,082	$202,834	$638,657	$597,854
On-campus participating properties	6,944	6,980	24,788	23,605
Third-party development services	5,611	835	12,389	3,883
Third-party management services	3,342	2,128	9,118	7,311
Resident services	726	692	2,255	2,284
Total revenues	227,705	213,469	687,207	634,937

Operating expenses (income):
Owned properties	111,836	107,997	294,768	282,193
On-campus participating properties	3,822	3,875	11,585	11,030
Third-party development and management services	5,430	3,831	14,129	11,573
General and administrative	7,165	7,183	22,595	27,055
Depreciation and amortization	68,930	66,131	206,500	194,447
Ground/facility leases	3,215	2,951	10,000	8,526
Loss (gain) from disposition of real estate	—	—	282	(42,314)
Provision for real estate impairment	—	—	3,201	—
Other operating income	—	—	—	(2,648)
Total operating expenses	200,398	191,968	563,060	489,862

Operating income	27,307	21,501	124,147	145,075

Nonoperating income (expenses):
Interest income	960	1,274	2,855	3,740
Interest expense	(28,303)	(25,185)	(82,432)	(72,207)
Amortization of deferred financing costs	(1,315)	(1,116)	(3,665)	(4,744)
Gain (loss) from extinguishment of debt	20,992	—	20,992	(784)
Other nonoperating income	—	570	—	570
Total nonoperating expenses	(7,666)	(24,457)	(62,250)	(73,425)

Income (loss) before income taxes	19,641	(2,956)	61,897	71,650
Income tax (provision) benefit	(305)	219	(983)	(2,147)
Net income (loss)	19,336	(2,737)	60,914	69,503
Net loss (income) attributable to noncontrolling interests	887	392	(665)	88
Net income (loss) attributable to ACC, Inc. and Subsidiaries common stockholders	$20,223	$(2,345)	$60,249	$69,591

Other comprehensive (loss) income
Change in fair value of interest rate swaps and other	(145)	81	(14,532)	726
Comprehensive income (loss)	$20,078	$(2,264)	$45,717	$70,317

Net income (loss) per share attributable to ACC, Inc. and Subsidiaries common shareholders
Basic and diluted	$0.14	$(0.02)	$0.43	$0.50

Weighted-average common shares outstanding:
Basic	137,403,842	137,022,012	137,259,130	136,742,094
Diluted	138,375,527	137,022,012	138,257,906	137,660,802

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited, in thousands, except share data)

	Common Shares	Par Value of Common Shares	Additional Paid in Capital	Common Shares Held in Rabbi Trust	Common Shares Held in Rabbi Trust at Cost	Accumulated Earnings and Dividends	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests – Partially Owned Properties	Total
Equity, December 31, 2018	136,967,286	$1,370	$4,458,240	69,603	$(3,092)	$(971,070)	$(4,397)	$65,750	$3,546,801
Adjustments to reflect redeemable noncontrolling interests at fair value	—	—	(2,547)	—	—	—	—	—	(2,547)
Amortization of restricted stock awards and vesting of restricted stock units	—	—	3,765	—	—	—	—	—	3,765
Vesting of restricted stock awards	180,961	—	(3,831)	—	—	—	—	—	(3,831)
Distributions to common and restricted stockholders and other ($0.46 per common share)	—	—	—	—	—	(63,611)	—	—	(63,611)
Contributions by noncontrolling interests - partially owned properties	—	—	—	—	—	—	—	625	625
Distributions to noncontrolling interests - partially owned properties	—	—	—	—	—	—	—	(3,661)	(3,661)
Conversion of common and preferred operating partnership units to common stock	42,271	—	251	—	—	—	—	—	251
Change in fair value of interest rate swaps and other	—	—	—	—	—	—	(5,794)	—	(5,794)
Deposits to deferred compensation plan, net of withdrawals	(1,829)	—	70	1,829	(70)	—	—	—	—
Net income	—	—	—	—	—	29,640	—	1,469	31,109
Equity, March 31, 2019	137,188,689	1,370	4,455,948	71,432	(3,162)	(1,005,041)	(10,191)	64,183	3,503,107
Adjustments to reflect redeemable noncontrolling interests at fair value	—	—	660	—	—	—	—	—	660
Amortization of restricted stock awards and vesting of restricted stock units	15,925	—	3,744	—	—	—	—	—	3,744
Vesting of restricted stock awards	—	2	(146)	—	—	—	—	—	(144)
Distributions to common and restricted stockholders and other ($0.47 per common share)	—	—	—	—	—	(64,978)	—	—	(64,978)
Contributions by noncontrolling interests - partially owned properties	—	—	—	—	—	—	—	79	79
Distributions to noncontrolling interests - partially owned properties	—	—	—	—	—	—	—	(3,037)	(3,037)
Change in fair value of interest rate swaps and other	—	—	—	—	—	—	4,566	—	4,566
Termination of interest rate swaps	—	—	—	—	—	—	(13,159)	—	(13,159)
Deposits to deferred compensation plan, net of withdrawals	(4,103)	—	206	4,103	(206)	—	—	—	—
Net income (loss)	—	—	—	—	—	10,386	—	(339)	10,047
Equity, June 30, 2019	137,200,511	1,372	4,460,412	75,535	(3,368)	(1,059,633)	(18,784)	60,886	3,440,885
Adjustments to reflect redeemable noncontrolling interests at fair value	—	—	(12,963)	—	—	—	—	—	(12,963)
Amortization of restricted stock awards and vesting of restricted stock units	2,393	—	3,105	—	—	—	—	—	3,105
Distributions to common and restricted stockholders and other ($0.47 per common share)	—	—	—	—	—	(65,038)	—	—	(65,038)
Contributions by noncontrolling interests - partially owned properties	—	—	—	—	—	—	—	220	220
Distributions to noncontrolling interests - partially owned properties	—	—	—	—	—	—	—	(1,348)	(1,348)
Change in ownership of consolidated subsidiary	—	—	(932)	—	—	—	—	(8,532)	(9,464)
Conversion of common and preferred operating partnership units to common stock	126,313	1	5,825	—	—	—	—	—	5,826
Change in fair value of interest rate swaps and other	—	—	—	—	—	—	(145)	—	(145)
Deposits to deferred compensation plan, net of withdrawals	(2,393)	—	118	2,393	(118)	—	—	—	—
Net income (loss)	—	—	—	—	—	20,223	—	(1,037)	19,186
Equity, September 30, 2019	137,326,824	$1,373	$4,455,565	77,928	$(3,486)	$(1,104,448)	$(18,929)	$50,189	3,380,264

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited, in thousands, except share data)

	Common Shares	Par Value of Common Shares	Additional Paid in Capital	Common Shares Held in Rabbi Trust	Common Shares Held in Rabbi Trust at Cost	Accumulated Earnings and Dividends	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests – Partially Owned Properties	Total
Equity, December 31, 2017	136,362,728	$1,364	$4,326,910	63,778	$(2,944)	$(837,644)	$(2,701)	$13,973	$3,498,958
Adjustments to reflect redeemable noncontrolling interests at fair value	—	—	4,526	—	—	—	—	—	4,526
Amortization of restricted stock awards and vesting of restricted stock units	3,040	—	3,443	—	—	—	—	—	3,443
Vesting of restricted stock awards	165,263	1	(2,758)	—	—	—	—	—	(2,757)
Distributions to common and restricted stockholders and other ($0.44 per common share)	—	—	—	—	—	(60,564)	—	—	(60,564)
Contributions by noncontrolling interests - partially owned properties	—	—	—	—	—	—	—	9,515	9,515
Distributions to noncontrolling interests - partially owned properties	—	—	—	—	—	—	—	(47)	(47)
Conversion of common and preferred operating partnership units to common stock	68,448	1	477	—	—	—	—	—	478
Change in fair value of interest rate swaps and other	—	—	—	—	—	—	465	—	465
Withdrawals from deferred compensation plan, net of deposits	1,160	—	(127)	(1,160)	127	—	—	—	—
Net income	—	—	—	—	—	25,927	—	113	26,040
Equity, March 31, 2018	136,600,639	1,366	4,332,471	62,618	(2,817)	(872,281)	(2,236)	23,554	3,480,057
Adjustments to reflect redeemable noncontrolling interests at fair value	—	—	(4,426)	—	—	—	—	—	(4,426)
Amortization of restricted stock awards and vesting of restricted stock units	21,590	—	3,604	—	—	—	—	—	3,604
Distributions to common and restricted stockholders and other ($0.46 per common share)	—	—	—	—	—	(63,252)	—	—	(63,252)
Contributions by noncontrolling interests - partially owned properties	—	—	—	—	—	—	—	198,021	198,021
Distributions to noncontrolling interests - partially owned properties	—	—	—	—	—	—	—	(151,224)	(151,224)
Change in ownership of consolidated subsidiary	—	—	175,529	—	—	—	—	—	175,529
Change in fair value of interest rate swaps and other	—	—	—	—	—	—	180	—	180
Deposits to deferred compensation plan, net of withdrawals	(6,985)	—	275	6,985	(275)	—	—	—	—
Net income (loss)	—	—	—	—	—	46,009	—	(363)	45,646
Equity, June 30, 2018	136,615,244	1,366	4,507,453	69,603	(3,092)	(889,524)	(2,056)	69,988	3,684,135
Adjustments to reflect redeemable noncontrolling interests at fair value	—	—	(65,957)	—	—	—	—	—	(65,957)
Amortization of restricted stock awards and vesting of restricted stock units	2,746	—	2,875	—	—	—	—	—	2,875
Distributions to common and restricted stockholders and other ($0.46 per common share)	—	—	—	—	—	(63,441)	—	—	(63,441)
Contributions by noncontrolling interests - partially owned properties	—	—	—	—	—	—	—	4,945	4,945
Change in ownership of consolidated subsidiary	—	—	(1,014)	—	—	—	—	(9,472)	(10,486)
Conversion of common and preferred operating partnership units to common stock	343,895	4	12,851	—	—	—	—	—	12,855
Change in fair value of interest rate swaps and other	—	—	—	—	—	—	81	—	81
Net loss	—	—	—	—	—	(2,345)	—	(392)	(2,737)
Equity, September 30, 2018	136,961,885	$1,370	$4,456,208	69,603	$(3,092)	$(955,310)	$(1,975)	$65,069	$3,562,270

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2019	2018
Operating activities
Net income	$60,914	$69,503
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (gain) from disposition of real estate	282	(42,314)
(Gain) loss from extinguishment of debt	(20,992)	784
Provision for real estate impairment	3,201	—
Depreciation and amortization	206,500	194,447
Amortization of deferred financing costs and debt premiums/discounts	289	954
Share-based compensation	10,614	9,922
Income tax provision	983	2,147
Amortization of interest rate swap terminations and other	701	308
Termination of interest rate swaps	(13,159)	—
Changes in operating assets and liabilities:
Student contracts receivable	(19,212)	(36,584)
Other assets	(9,061)	(16,739)
Accounts payable and accrued expenses	(3,187)	30,214
Other liabilities	55,853	54,291
Net cash provided by operating activities	273,726	266,933

Investing activities
Proceeds from disposition of properties and land parcels	8,854	242,284
Cash paid for acquisition of properties and land parcels	(8,559)	(26,534)
Capital expenditures for owned properties	(52,731)	(55,814)
Investments in owned properties under development	(349,461)	(372,251)
Capital expenditures for on-campus participating properties	(2,517)	(2,918)
Other investing activities	(2,711)	(878)
Net cash used in investing activities	(407,125)	(216,111)

Financing activities
Proceeds from unsecured notes	398,816	—
Pay-off of mortgage and construction loans	(15,124)	(146,165)
Defeasance costs related to early extinguishment of debt	—	(2,726)
Pay-off of unsecured term loans	—	(450,000)
Proceeds from revolving credit facility	687,700	882,800
Paydowns of revolving credit facility	(722,900)	(743,500)
Proceeds from construction loans	29,893	88,004
Proceeds from mortgage loans	—	330,000
Scheduled principal payments on debt	(9,843)	(9,728)
Debt issuance costs	(6,462)	(656)
Increase in ownership of consolidated subsidiary	(44,109)	(10,486)
Contribution by noncontrolling interests	1,174	379,901
Taxes paid on net-share settlements	(3,975)	(2,756)
Distributions paid to common and restricted stockholders	(193,627)	(187,257)
Distributions paid to noncontrolling interests	(8,874)	(152,484)
Net cash provided by (used in) financing activities	112,669	(25,053)

Net change in cash, cash equivalents, and restricted cash	(20,730)	25,769
Cash, cash equivalents, and restricted cash at beginning of period	106,517	64,772
Cash, cash equivalents, and restricted cash at end of period	$85,787	$90,541

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents	$56,218	$50,801
Restricted cash	29,569	39,740
Total cash, cash equivalents, and restricted cash at end of period	$85,787	$90,541

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2019	2018
Supplemental disclosure of non-cash investing and financing activities
Conversion of common and preferred operating partnership units to common stock	$6,077	$13,332
Non-cash contribution from noncontrolling interest	$—	$8,729
Accrued development costs and capital expenditures	$45,406	$49,186
Change in fair value of redeemable noncontrolling interest	$(14,850)	$(65,857)
Change in ownership of consolidated subsidiary	$—	$(175,529)
Initial recognition of operating lease right of use assets	$463,445	$—
Initial recognition of operating lease liabilities	$462,495	$—
Non-cash extinguishment of debt, including accrued interest	$(34,570)	$—
Net assets surrendered in conjunction with extinguishment of debt	$13,578	$—

Supplemental disclosure of cash flow information
Interest paid	$81,555	$68,970

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)

	September 30, 2019	December 31, 2018
	(Unaudited)
Assets

Investments in real estate:
Owned properties, net	$6,759,867	$6,583,397
On-campus participating properties, net	76,854	77,637
Investments in real estate, net	6,836,721	6,661,034

Cash and cash equivalents	56,218	71,238
Restricted cash	29,569	35,279
Student contracts receivable	27,360	8,565
Operating lease right of use assets	461,810	—
Other assets	257,304	262,730

Total assets	$7,668,982	$7,038,846

Liabilities and capital

Liabilities:
Secured mortgage, construction and bond debt, net	$827,588	$853,084
Unsecured notes, net	1,984,748	1,588,446
Unsecured term loans, net	199,033	198,769
Unsecured revolving credit facility	352,100	387,300
Accounts payable and accrued expenses	86,295	88,767
Operating lease liabilities	469,479	—
Other liabilities	211,612	191,233
Total liabilities	4,130,855	3,307,599

Commitments and contingencies (Note 13)

Redeemable limited partners	157,863	184,446

Capital:
Partners’ capital:
General partner - 12,222 OP units outstanding at both September 30, 2019 and December 31, 2018	43	55
Limited partner - 137,392,530 and 137,024,667 OP units outstanding at September 30, 2019 and December 31, 2018, respectively	3,348,961	3,485,393
Accumulated other comprehensive loss	(18,929)	(4,397)
Total partners’ capital	3,330,075	3,481,051
Noncontrolling interests - partially owned properties	50,189	65,750
Total capital	3,380,264	3,546,801

Total liabilities and capital	$7,668,982	$7,038,846

Consolidated variable interest entities’ assets and debt included in the above balances:

Investments in real estate, net	$1,035,431	$1,042,585
Cash, cash equivalents and restricted cash	$48,569	$72,218
Other assets	$27,601	$11,918
Secured mortgage and construction debt, net	$461,927	$447,292
Accounts payable, accrued expenses and other liabilities	$67,466	$53,432

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP LP AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands, except unit and per unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Owned properties	$211,082	$202,834	$638,657	$597,854
On-campus participating properties	6,944	6,980	24,788	23,605
Third-party development services	5,611	835	12,389	3,883
Third-party management services	3,342	2,128	9,118	7,311
Resident services	726	692	2,255	2,284
Total revenues	227,705	213,469	687,207	634,937

Operating expenses (income):
Owned properties	111,836	107,997	294,768	282,193
On-campus participating properties	3,822	3,875	11,585	11,030
Third-party development and management services	5,430	3,831	14,129	11,573
General and administrative	7,165	7,183	22,595	27,055
Depreciation and amortization	68,930	66,131	206,500	194,447
Ground/facility leases	3,215	2,951	10,000	8,526
Loss (gain) from disposition of real estate	—	—	282	(42,314)
Provision for real estate impairment	—	—	3,201	—
Other operating income	—	—	—	(2,648)
Total operating expenses	200,398	191,968	563,060	489,862

Operating income	27,307	21,501	124,147	145,075

Nonoperating income (expenses):
Interest income	960	1,274	2,855	3,740
Interest expense	(28,303)	(25,185)	(82,432)	(72,207)
Amortization of deferred financing costs	(1,315)	(1,116)	(3,665)	(4,744)
Gain (loss) from extinguishment of debt	20,992	—	20,992	(784)
Other nonoperating income	—	570	—	570
Total nonoperating expenses	(7,666)	(24,457)	(62,250)	(73,425)
Income (loss) before income taxes	19,641	(2,956)	61,897	71,650
Income tax (provision) benefit	(305)	219	(983)	(2,147)
Net income (loss)	19,336	(2,737)	60,914	69,503
Net loss (income) attributable to noncontrolling interests – partially owned properties	970	413	(368)	665
Net income (loss) attributable to American Campus Communities Operating Partnership LP	20,306	(2,324)	60,546	70,168
Series A preferred units distributions	(14)	(31)	(54)	(93)
Net income (loss) attributable to common unitholders	$20,292	$(2,355)	$60,492	$70,075

Other comprehensive (loss) income
Change in fair value of interest rate swaps and other	(145)	81	(14,532)	726
Comprehensive income (loss)	$20,147	$(2,274)	$45,960	$70,801

Net income (loss) per unit attributable to common unitholders
Basic and diluted	$0.14	$(0.02)	$0.43	$0.50

Weighted-average common units outstanding
Basic	137,872,317	137,624,276	137,811,351	137,573,422
Diluted	138,844,002	137,624,276	138,810,127	138,492,130

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL
(unaudited, in thousands, except unit data)

					Accumulated	Noncontrolling
					Other	Interests -
	General Partner		Limited Partner		Comprehensive	Partially Owned
	Units	Amount	Units	Amount	(Loss) Income	Properties	Total
Capital, December 31, 2018	12,222	$55	137,024,667	$3,485,393	$(4,397)	$65,750	$3,546,801
Adjustments to reflect redeemable limited partners’ interest at fair value	—	—	—	(2,547)	—	—	(2,547)
Amortization of restricted stock awards and vesting of restricted stock units	—	—	—	3,765	—	—	3,765
Vesting of restricted stock awards	—	—	180,961	(3,831)	—	—	(3,831)
Distributions to common and restricted unit holders and other ($0.46 per common unit)	—	(6)	—	(63,605)	—	—	(63,611)
Contribution by noncontrolling interests - partially owned properties	—	—	—	—	—	625	625
Distributions to noncontrolling joint venture partners	—	—	—	—	—	(3,661)	(3,661)
Conversion of common and preferred operating partnership units to common stock	—	—	42,271	251	—	—	251
Change in fair value of interest rate swaps and other	—	—	—	—	(5,794)	—	(5,794)
Net income	—	3	—	29,637	—	1,469	31,109
Capital, March 31, 2019	12,222	52	137,247,899	3,449,063	(10,191)	64,183	3,503,107
Adjustments to reflect redeemable limited partners’ interest at fair value	—	—	—	660	—	—	660
Amortization of restricted stock awards and vesting of restricted stock units	—	—	15,925	3,744	—	—	3,744
Vesting of restricted stock awards	—	—	—	(144)	—	—	(144)
Distributions to common and restricted unit holders and other ($0.47 per common unit)	—	(5)	—	(64,973)	—	—	(64,978)
Contribution by noncontrolling interests - partially owned properties	—	—	—	—	—	79	79
Distributions to noncontrolling joint venture partners	—	—	—	—	—	(3,037)	(3,037)
Change in fair value of interest rate swaps and other	—	—	—	—	4,566	—	4,566
Termination of interest rate swaps	—	—	—	—	(13,159)	—	(13,159)
Net income (loss)	—	1	—	10,385	—	(339)	10,047
Capital, June 30, 2019	12,222	48	137,263,824	3,398,735	(18,784)	60,886	3,440,885
Adjustments to reflect redeemable limited partners’ interest at fair value	—	—	—	(12,963)	—	—	(12,963)
Amortization of restricted stock awards and vesting of restricted stock units	—	—	2,393	3,105	—	—	3,105
Distributions to common and restricted unit holders and other ($0.46 per common unit)	—	(6)	—	(65,032)	—	—	(65,038)
Contribution by noncontrolling interests - partially owned properties	—	—	—	—	—	220	220
Distributions to noncontrolling joint venture partners	—	—	—	—	—	(1,348)	(1,348)
Change in ownership of consolidated subsidiary	—	—	—	(932)	—	(8,532)	(9,464)
Conversion of common and preferred operating partnership units to common stock	—	—	126,313	5,826	—	—	5,826
Change in fair value of interest rate swaps and other	—	—	—	—	(145)	—	(145)
Net income (loss)	—	1	—	20,222	—	(1,037)	19,186
Capital, September 30, 2019	12,222	$43	137,392,530	$3,348,961	$(18,929)	$50,189	$3,380,264

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL
(unaudited, in thousands, except unit data)

					Accumulated		Noncontrolling
					Other		Interests -
	General Partner		Limited Partner		Comprehensive		Partially Owned
	Units	Amount	Units	Amount	Loss		Properties	Total
Capital, December 31, 2017	12,222	$67	136,414,284	$3,487,619	$(2,701)		$13,973	$3,498,958
Adjustments to reflect redeemable limited partners’ interest at fair value	—	—	—	4,526	—		—	4,526
Amortization of restricted stock awards and vesting of restricted stock units	—	—	3,040	3,443	—		—	3,443
Vesting of restricted stock awards	—	—	165,263	(2,757)	—		—	(2,757)
Distributions to common and restricted unit holders and other ($0.44 per common unit)	—	(5)	—	(60,559)	—		—	(60,564)
Contribution by noncontrolling interests - partially owned properties	—	—	—	—	—		9,515	9,515
Distributions to noncontrolling joint venture partners	—	—	—	—	—		(47)	(47)
Conversion of common and preferred operating partnership units to common stock	—	—	68,448	478	—		—	478
Change in fair value of interest rate swaps and other	—	—	—	—	465		—	465
Net income	—	2	—	25,925	—		113	26,040
Capital, March 31, 2018	12,222	64	136,651,035	3,458,675	(2,236)		23,554	3,480,057
Adjustments to reflect redeemable limited partners’ interest at fair value	—	—	—	(4,426)	—		—	(4,426)
Amortization of restricted stock awards and vesting of restricted stock units	—	—	21,590	3,604	—		—	3,604
Distributions to common and restricted unit holders and other ($0.46 per common unit)	—	(6)	—	(63,246)	—		—	(63,252)
Contribution by noncontrolling interests - partially owned properties	—	—	—	—	—		198,021	198,021
Distributions to noncontrolling joint venture partners	—	—	—	—	—		(151,224)	(151,224)
Change in ownership of consolidated subsidiary	—	—	—	175,529	—		—	175,529
Change in fair value of interest rate swaps and other	—	—	—	—	180		—	180
Net income (loss)	—	4	—	46,005	—		(363)	45,646
Capital, June 30, 2018	12,222	62	136,672,625	3,616,141	(2,056)	—	69,988	3,684,135
Adjustments to reflect redeemable limited partners’ interest at fair value	—	—	—	(65,957)	—	—	—	(65,957)
Amortization of restricted stock awards and vesting of restricted stock units	—	—	2,746	2,875	—	—	—	2,875
Distributions to common and restricted unit holders and other ($0.46 per common unit)	—	(6)	—	(63,435)	—	—	—	(63,441)
Contribution by noncontrolling interests - partially owned properties	—	—	—	—	—	—	4,945	4,945
Change in ownership of consolidated subsidiary	—	—	—	(1,014)	—	—	(9,472)	(10,486)
Conversion of common and preferred operating partnership units to common stock	—	—	343,895	12,855	—	—	—	12,855
Change in fair value of interest rate swaps and other	—	—	—	—	81	—	—	81
Net loss	—	—	—	(2,345)	—	—	(392)	(2,737)
Capital, September 30, 2018	12,222	$56	137,019,266	$3,499,120	$(1,975)	—	$65,069	$3,562,270

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2019	2018
Operating activities
Net income	$60,914	$69,503
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (gain) from disposition of real estate	282	(42,314)
(Gain) loss from extinguishment of debt	(20,992)	784
Provision for real estate impairment	3,201	—
Depreciation and amortization	206,500	194,447
Amortization of deferred financing costs and debt premiums/discounts	289	954
Share-based compensation	10,614	9,922
Income tax provision	983	2,147
Amortization of interest rate swap terminations and other	701	308
Termination of interest rate swaps	(13,159)	—
Changes in operating assets and liabilities:
Student contracts receivable	(19,212)	(36,584)
Other assets	(9,061)	(16,739)
Accounts payable and accrued expenses	(3,187)	30,214
Other liabilities	55,853	54,291
Net cash provided by operating activities	273,726	266,933

Investing activities
Proceeds from disposition of properties and land parcels	8,854	242,284
Cash paid for acquisition of properties and land parcels	(8,559)	(26,534)
Capital expenditures for owned properties	(52,731)	(55,814)
Investments in owned properties under development	(349,461)	(372,251)
Capital expenditures for on-campus participating properties	(2,517)	(2,918)
Other investing activities	(2,711)	(878)
Net cash used in investing activities	(407,125)	(216,111)

Financing activities
Proceeds from unsecured notes	398,816	—
Pay-off of mortgage and construction loans	(15,124)	(146,165)
Defeasance costs related to early extinguishment of debt	—	(2,726)
Pay-off of unsecured term loans	—	(450,000)
Proceeds from revolving credit facility	687,700	882,800
Paydowns of revolving credit facility	(722,900)	(743,500)
Proceeds from construction loans	29,893	88,004
Proceeds from mortgage loans	—	330,000
Scheduled principal payments on debt	(9,843)	(9,728)
Debt issuance costs	(6,462)	(656)
Increase in ownership of consolidated subsidiary	(44,109)	(10,486)
Contribution by noncontrolling interests	1,174	379,901
Taxes paid on net-share settlements	(3,975)	(2,756)
Distributions paid to common and preferred unitholders	(192,966)	(187,177)
Distributions paid on unvested restricted stock awards	(1,489)	(1,293)
Distributions paid to noncontrolling interests - partially owned properties	(8,046)	(151,271)
Net cash provided by (used in) financing activities	112,669	(25,053)

Net change in cash, cash equivalents, and restricted cash	(20,730)	25,769
Cash, cash equivalents, and restricted cash at beginning of period	106,517	64,772
Cash, cash equivalents, and restricted cash at end of period	$85,787	$90,541

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents	$56,218	$50,801
Restricted cash	29,569	39,740
Total cash, cash equivalents, and restricted cash at end of period	$85,787	$90,541

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2019	2018
Supplemental disclosure of non-cash investing and financing activities
Conversion of common and preferred operating partnership units to common stock	$6,077	$13,332
Non-cash contribution from noncontrolling interest	$—	$8,729
Accrued development costs and capital expenditures	$45,406	$49,186
Change in fair value of redeemable noncontrolling interest	$(14,850)	$(65,857)
Change in ownership of consolidated subsidiary	$—	$(175,529)
Initial recognition of operating lease right of use assets	$463,445	$—
Initial recognition of operating lease liabilities	$462,495	$—
Non-cash extinguishment of debt, including accrued interest	$(34,570)	$—
Net assets surrendered in conjunction with extinguishment of debt	$13,578	$—

Supplemental disclosure of cash flow information
Interest paid	$81,555	$68,970

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

The general partner of ACCOP is American Campus Communities Holdings, LLC (“ACC Holdings”), an entity that is wholly-owned by ACC.  As of September 30, 2019, ACC Holdings held an ownership interest in ACCOP of less than 1%. The limited partners of ACCOP are ACC and other limited partners consisting of current and former members of management and nonaffiliated third parties.  As of September 30, 2019, ACC owned an approximate 99.6% limited partnership interest in ACCOP.  As the sole member of the general partner of ACCOP, ACC has exclusive control of ACCOP’s day-to-day management.  Management operates ACC and ACCOP as one business.  The management of ACC consists of the same members as the management of ACCOP.  ACC consolidates ACCOP for financial reporting purposes, and ACC does not have significant assets other than its investment in ACCOP.  Therefore, the assets and liabilities of ACC and ACCOP are the same on their respective financial statements.  References to the “Company” means collectively ACC, ACCOP and those entities/subsidiaries owned or controlled by ACC and/or ACCOP.  References to the “Operating Partnership” mean collectively ACCOP and those entities/subsidiaries owned or controlled by ACCOP.  Unless otherwise indicated, the accompanying Notes to the Consolidated Financial Statements apply to both the Company and the Operating Partnership.

As of September 30, 2019, the Company’s property portfolio contained 168 properties with approximately 113,400 beds.  The Company’s property portfolio consisted of 128 owned off-campus student housing properties that are in close proximity to colleges and universities, 34 American Campus Equity (“ACE®”) properties operated under ground/facility leases, and six on-campus participating properties operated under ground/facility leases with the related university systems.  Of the 168 properties, three were under development as of September 30, 2019, and when completed will consist of a total of approximately 11,300 beds.  The Company’s communities contain modern housing units and are supported by a resident assistant system and other student-oriented programming, with many offering resort-style amenities.

Through one of ACC’s taxable REIT subsidiaries (“TRSs”), the Company also provides construction management and development services, primarily for student housing properties owned by colleges and universities, charitable foundations, and others.  As of September 30, 2019, also through one of ACC’s TRSs, the Company provided third-party management and leasing services for 37 properties that represented approximately 26,900 beds.  Third-party management and leasing services are typically provided pursuant to management contracts that have initial terms that range from one year to five years.  As of September 30, 2019, the Company’s total owned and third-party managed portfolio included 205 properties with approximately 140,300 beds.

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

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02 (“ASU 2016-12”), “Leases (Topic 842): Amendments to the FASB Accounting Standards Codification.” ASU 2016-02 outlines principles for the recognition, measurement, presentation and disclosure of leases.  Subsequent to the issuance of ASU 2016-02, the FASB issued additional ASUs clarifying aspects of the new lease accounting standard, which were effective upon adoption of ASU 2016-02. These lease-related ASUs are collectively referred to as the “New Leases Standard.”

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

•
Upon adoption of the New Leases Standard on January 1, 2019, the Company was a lessee under 28 ground leases and two corporate office headquarters leases for which it recorded $278.2 million in right of use assets (“ROU Assets”), and $277.5 million of operating lease liabilities.

•
Because the Company’s existing leases under which it is a lessee will continue to be classified as operating leases, the timing and pattern of lease expense recognition (straight-line basis) will remain unchanged. However, for any leases entered into or modified after January 1, 2019, the leases will need to be evaluated under the New Leases Standard and may be classified as finance leases depending on the terms of the transactions.

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

•
The New Leases Standard also requires lessors to evaluate collectability of all operating lease payments in a contract at lease commencement and thereafter. If the operating lease payments are deemed not probable of collection, adjustments are recognized as a reduction to lease income. This resulted in the reclassification of the provision for uncollectible accounts from operating expenses to revenue.  This adjustment is reflected on a prospective basis in the accompanying consolidated statements of comprehensive income, starting on January 1, 2019.  The provision for uncollectible accounts for owned properties was $3.3 million and $2.9 million for the three months ended September 30, 2019 and 2018, respectively, and was $6.1 million and $5.6 million for the nine months ended September 30, 2019 and 2018, respectively. The provision for uncollectible accounts for on-campus participating properties for the three months ended September 30, 2019 was $0.1 million, nominal for the three months ended September 30, 2018, and a $0.6 million benefit and a $0.2 million expense for the nine months ended September 30, 2019 and 2018, respectively.

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

The SEC issued the Disclosure Update and Simplification Rule in 2018 to remove inconsistencies and duplicative disclosures between US GAAP and SEC regulations. This rule was effective November 5, 2018 and eliminated Rule 3-15(a)(1) of Regulation S-X, which required REITs to present separately all gains and losses on sales of properties outside of continuing operations on the Statement of Comprehensive Income. The adoption of this rule resulted in the presentation of gains and losses from disposition of real estate within operating income on the Consolidated Statements of Comprehensive Income. Prior year amounts have reclassified to conform to current presentation.

In July 2019, the FASB issued ASU 2019-07, “Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10532, Disclosure Update and Simplification, and Nos. 33-10231 and 33-10442, Investment Company Reporting Modernization, and Miscellaneous Updates” which was effective upon issuance. This release is associated with the SEC’s issuance of the Disclosure Update and Simplification Rule referenced above and did not have a material effect on the Company’s consolidated financial statements.

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

Project costs directly associated with the development and construction of an owned real estate project, which include interest, property taxes, and amortization of deferred financing costs, are capitalized as construction in progress.  Upon completion of the project, costs are transferred into the applicable asset category and depreciation commences.  Interest totaling approximately $3.0 million and $2.6 million was capitalized during the three months ended September 30, 2019 and 2018, respectively, and interest totaling approximately $9.4 million and $9.6 million was capitalized during the nine months ended September 30, 2019 and 2018, respectively.

Management assesses whether there has been an impairment in the value of the Company’s investments in real estate whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Impairment is recognized when estimated expected future undiscounted cash flows are less than the carrying value of the property, or when a property meets the criteria to be classified as held for sale, at which time an impairment charge is recognized for any excess of the carrying value of the property over the expected net proceeds from the disposal.  The estimation of expected future net cash flows is inherently uncertain and relies on assumptions regarding current and future economics and market conditions.  If such conditions change, then an adjustment to the carrying value of the Company’s long-lived assets could occur in the future period in which the conditions change.  To the extent that a property is impaired, the excess of the carrying amount of the property over its estimated fair value is charged to earnings. In the case of any impairment, the valuation would be based on Level 3 inputs. There were no impairments of the carrying values of the Company's investments in real estate as of September 30, 2019, other than a $3.2 million impairment charge recorded on March 31, 2019 concurrent with the classification of one owned property as held for sale.

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

Concurrent with this classification, the asset is recorded at the lower of cost or fair value less estimated selling costs, and depreciation ceases. The Company did not have any properties classified as held for sale as of September 30, 2019.

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

Consolidated VIEs

The Company has investments in various entities that qualify as VIEs for accounting purposes and for which the Company is the primary beneficiary and therefore includes the entities in its consolidated financial statements.  These VIEs include the Operating Partnership, six joint ventures that own a total of 15 operating properties, one property subject to a presale arrangement, and six properties owned under the on-campus participating property structure.  The VIE assets and liabilities consolidated within the Company's assets and liabilities are disclosed at the bottom of the accompanying Consolidated Balance Sheets.

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

The following potentially dilutive securities were outstanding for the three and nine months ended September 30, 2019 and 2018, but were not included in the computation of diluted earnings per share because the effects of their inclusion would be anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Common OP Units (Note 8)	468,475	602,264	552,221	831,328
Preferred OP Units (Note 8)	35,242	77,513	44,843	77,513
Unvested restricted stock awards (Note 9)	—	883,595	—	—
Total potentially dilutive securities	503,717	1,563,372	597,064	908,841

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

 The following is a summary of the elements used in calculating basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator – basic and diluted earnings per share:
Net income (loss)	$19,336	$(2,737)	$60,914	$69,503
Net loss (income) attributable to noncontrolling interests	887	392	(665)	88
Net income (loss) attributable to ACC, Inc. and Subsidiaries common stockholders	20,223	(2,345)	60,249	69,591
Amount allocated to participating securities	(458)	(408)	(1,489)	(1,291)
Net income (loss) attributable to common stockholders	$19,765	$(2,753)	$58,760	$68,300

Denominator:
Basic weighted average common shares outstanding	137,403,842	137,022,012	137,259,130	136,742,094
Unvested restricted stock awards (Note 9)	971,685	—	998,776	918,708
Diluted weighted average common shares outstanding	138,375,527	137,022,012	138,257,906	137,660,802

Earnings per share:
Net income (loss) attributable to common stockholders - basic and diluted	$0.14	$(0.02)	$0.43	$0.50

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

The following is a summary of the elements used in calculating basic and diluted earnings per unit:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator – basic and diluted earnings per unit:
Net income (loss)	$19,336	$(2,737)	$60,914	$69,503
Net loss (income) attributable to noncontrolling interests – partially owned properties	970	413	(368)	665
Series A preferred unit distributions	(14)	(31)	(54)	(93)
Amount allocated to participating securities	(458)	(408)	(1,489)	(1,291)
Net income (loss) attributable to common unitholders	$19,834	$(2,763)	$59,003	$68,784

Denominator:
Basic weighted average common units outstanding	137,872,317	137,624,276	137,811,351	137,573,422
Unvested restricted stock awards (Note 9)	971,685	—	998,776	918,708
Diluted weighted average common units outstanding	138,844,002	137,624,276	138,810,127	138,492,130

Earnings per unit:
Net income (loss) attributable to common unitholders - basic and diluted	$0.14	$(0.02)	$0.43	$0.50

3. Acquisitions

Presale Development Projects:

In August 2019, The Flex - Stadium Centre, a 340-bed off-campus development property subject to a presale agreement executed in 2018, was completed and acquired by the Company for $36.4 million, including $8.5 million related to the purchase of the land on which the property is built. As the property was consolidated by the Company from the time of execution of the presale agreement with the developer, the closing of the transaction was accounted for as an increase in ownership of a consolidated subsidiary.

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

Land Acquisition:

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
5. Investments in Owned Properties

Owned properties, both wholly-owned and those owned through investments in VIEs, consisted of the following:

	September 30, 2019	December 31, 2018
Land	$657,986	$653,522
Buildings and improvements	6,843,575	6,486,106
Furniture, fixtures and equipment	392,467	371,429
Construction in progress	272,448	302,902
	8,166,476	7,813,959
Less accumulated depreciation	(1,406,609)	(1,230,562)
Owned properties, net	$6,759,867	$6,583,397

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

6. Debt

A summary of the Company’s outstanding consolidated indebtedness, including unamortized debt premiums and discounts, is as follows:

	September 30, 2019	December 31, 2018
Debt secured by owned properties:
Mortgage loans payable:
Unpaid principal balance	$695,176	$727,163
Unamortized deferred financing costs	(1,410)	(1,757)
Unamortized debt premiums	7,842	11,579
Unamortized debt discounts	(212)	—
	701,396	736,985
Construction loans payable (1)	36,977	22,207
Unamortized deferred financing costs	—	(480)
	738,373	758,712
Debt secured by on-campus participating properties:
Mortgage loans payable (2)	66,445	67,867
Bonds payable (2)	23,215	27,030
Unamortized deferred financing costs	(445)	(525)
	89,215	94,372
Total secured mortgage, construction and bond debt	827,588	853,084
Unsecured notes, net of unamortized OID and deferred financing costs (3)	1,984,748	1,588,446
Unsecured term loans, net of unamortized deferred financing costs (4)	199,033	198,769
Unsecured revolving credit facility	352,100	387,300
Total debt, net	$3,363,469	$3,027,599

(1)
Construction loans payable relate to the construction loans partially financing the development of presale development projects. The properties are owned by an entity determined to be a VIE for which the Company is the primary beneficiary. The creditor of the construction loans does not have recourse to the assets of the Company.

(2)	The creditors of mortgage loans payable and bonds payable related to on-campus participating properties do not have recourse to the assets of the Company.

(3)
Includes net unamortized original issue discount (“OID”) of $2.4 million and $1.6 million at September 30, 2019 and December 31, 2018, respectively, and net unamortized deferred financing costs of $12.8 million and $10.0 million at September 30, 2019 and December 31, 2018, respectively.

(4)	Includes net unamortized deferred financing costs of $1.0 million and $1.2 million at September 30, 2019 and December 31, 2018, respectively.

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

In May 2017, the lender of the non-recourse mortgage loan secured by Blanton Common, a property located near Valdosta State University containing 860 beds which was included as part of the GMH student housing transaction in 2008, sent a formal notice of default and initiated foreclosure proceedings. The property generated insufficient cash flow to cover the debt service on the mortgage, which had a balance of $27.4 million at default and a contractual maturity date of August 2017.  In May 2017, the lender began receiving the net operating cash flows of the property each month in lieu of scheduled monthly mortgage payments. In June 2017, the Company recorded an impairment charge for this property of $15.3 million. In August 2017, the property transferred to receivership and a third-party manager began managing the property on behalf of the lender. In July 2019, the Company completed the transfer of the property to the lender in settlement of the property's mortgage loan and recognized a net gain from the extinguishment of debt totaling $21.0 million.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

In August 2019, the company acquired The Flex - Stadium Centre, a property subject to a presale agreement. Approximately $15.1 million of construction debt used to partially finance the development of the presale project was paid off upon acquisition.

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

Unsecured Notes

In June 2019, the Operating Partnership closed a $400 million offering of senior unsecured notes under its existing shelf registration. These 7-year notes were issued at 99.704 percent of par value with a coupon of 3.300 percent and a yield of 3.347 percent and are fully and unconditionally guaranteed by the Company.  Net proceeds from the notes totaled approximately $394.0 million, after deducting the underwriting discount and offering expenses which will be amortized over the term of the unsecured notes. The net proceeds were used to repay borrowings under the Company’s revolving credit facility.

The following senior unsecured notes issued by the Company are outstanding as of September 30, 2019:

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

The notes are fully and unconditionally guaranteed by the Company.  Interest on the notes is payable semi-annually. The terms of the unsecured notes include certain financial covenants that require the Operating Partnership to limit the amount of total debt and secured debt as a percentage of total asset value, as defined.  In addition, the Operating Partnership must maintain a minimum ratio of unencumbered asset value to unsecured debt, as well as a minimum interest coverage level. As of September 30, 2019, the Company was in compliance with all such covenants.

Unsecured Revolving Credit Facility

In February 2019, the Company exercised the option under the existing credit agreement to increase the capacity of the unsecured revolving credit facility from $700 million to $1.0 billion. It may be expanded by up to an additional $200 million upon the satisfaction of certain conditions. The maturity date of the revolving credit facility is March 2022.

The unsecured revolving credit facility bears interest at a variable rate, at the Company’s option, based upon a base rate of one-, two-, three- or six-month LIBOR, plus, in each case, a spread based upon the Company’s investment grade rating from either Moody’s Investor Services, Inc. or Standard & Poor’s Rating Group. Additionally, the Company is required to pay a facility fee

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

of 0.20% per annum on the $1.0 billion revolving credit facility.  As of September 30, 2019, the revolving credit facility bore interest at a weighted average annual rate of 3.25% (2.05% + 1.00% spread + 0.20% facility fee), and availability under the revolving credit facility totaled $647.9 million.

The terms of the unsecured credit facility include certain restrictions and covenants, which limit, among other items, the incurrence of additional indebtedness and liens.  The facility contains customary affirmative and negative covenants and also contains financial covenants that, among other things, require the Company to maintain certain maximum leverage ratios and minimum ratios of “EBITDA” (earnings before interest, taxes, depreciation and amortization) to fixed charges.  The financial covenants also include a minimum asset value requirement, a maximum secured debt ratio, and a minimum unsecured debt service coverage ratio.  As of September 30, 2019, the Company was in compliance with all such covenants.

Unsecured Term Loans

In May 2018, the Company repaid a $300 million unsecured term loan and a $150 million unsecured term loan which were due to mature in September 2018 and March 2021, respectively, using the proceeds from the sale of a partial interest in a portfolio of seven owned properties and the portfolio sale of three owned properties (see Note 4). In connection with the pay-off of these term loan facilities, the Company accelerated the amortization of $0.9 million of deferred financing costs.

The Company is currently party to an Unsecured Term Loan Credit Agreement (the “Term Loan Facility”) totaling $200 million which matures in June 2022. The agreement has an accordion feature that allows the Company to expand the amount by up to an additional $100 million, subject to the satisfaction of certain conditions. The weighted average annual rate on the Term Loan Facility was 3.14% (2.04% + 1.10% spread) at September 30, 2019.

The terms of the Term Loan Facility include certain restrictions and covenants consistent with those of the unsecured revolving credit facility discussed above. As of September 30, 2019, the Company was in compliance with all such covenants.

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

There was no activity under the Company’s ATM Equity Program during the three and nine months ended September 30, 2019 and 2018. As of September 30, 2019, the Company had approximately $500.0 million available for issuance under its ATM Equity Program.

In 2015, the Company established a Non-Qualified Deferred Compensation Plan (“Deferred Compensation Plan”) maintained for the benefit of certain employees and members of the Company’s Board of Directors, in which vested share awards (see Note 9), salary, and other cash amounts earned may be deposited. Deferred Compensation Plan assets are held in a rabbi trust, which is subject to the claims of the Company’s creditors in the event of bankruptcy or insolvency. The shares held in the Deferred Compensation Plan are classified within stockholders’ equity in a manner similar to the manner in which treasury stock is classified. Subsequent changes in the fair value of the shares are not recognized. During the nine months ended September 30, 2019, 15,670 and 7,345 shares of vested stock were deposited into and withdrawn from the Deferred Compensation Plan, respectively. As of September 30, 2019, 77,928 shares of ACC’s common stock were held in the Deferred Compensation Plan.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

8. Noncontrolling Interests

Interests in Consolidated Real Estate Joint Ventures and Presale Arrangements

Noncontrolling interests - partially owned properties: As of September 30, 2019, the Operating Partnership consolidates four joint ventures that own and operate ten owned off-campus properties. Additionally, the Company is party to one presale agreement to purchase a development property that was completed in Fall 2019. The portion of net assets attributable to the third-party partners in these arrangements is classified as “noncontrolling interests - partially owned properties” within equity and capital on the accompanying consolidated balance sheets of ACC and the Operating Partnership, respectively.

Redeemable noncontrolling interests (ACC) / redeemable limited partners (Operating Partnership): In the third quarter of 2017, the Company entered into two joint ventures (the “Core Joint Ventures”). The Company is consolidating these joint ventures and the noncontrolling interest holder in each of these consolidated joint ventures has the option to redeem its noncontrolling interest in the entities through the exercise of put options. The options will be exercisable in the third and fourth quarter of 2019, and the redemption price is based on the fair value of the properties at the time of option exercise. As the exercise of the options is outside of the Company’s control, the portion of net assets attributable to the third-party partner in each of the Core Joint Ventures is classified as “redeemable noncontrolling interests” and “redeemable limited partners” in the mezzanine section of the accompanying consolidated balance sheets of ACC and the Operating Partnership, respectively. The redeemable noncontrolling interests related to the joint venture partners in the Core Transaction are marked to their redemption value at each balance sheet date.  The redemption value is based on the fair value of the underlying properties held by the joint ventures.  This analysis incorporates information obtained from a number of sources, including the Company’s analysis of comparable properties in the Company’s portfolio, estimations of net operating results of the properties, capitalization rates, discount rates, and other market data. During the nine months ended September 30, 2019, the redemption value of the redeemable noncontrolling interest increased by $11.8 million due to a change in the fair value of the net assets held by the joint ventures that are part of the Core Transaction primarily as a result of the completion of the leasing process for the 2019-2020 academic year. The corresponding offset for the adjustment to the redemption value is recorded in additional paid in capital. The Company’s fair value analysis is based on Level 3 inputs and incorporates information obtained from a number of sources, including the Company’s analysis of comparable properties in the Company’s portfolio, estimations of net operating results of the properties, capitalization rates, discount rates, and other market data. As the change in redemption value is based on fair value, there is no effect on the Company’s earnings per share. In August 2019, the Company exercised its option to purchase the remaining ownership interest in one of the properties held in one of the Core Joint Ventures, which reduced the redeemable noncontrolling interest by $35.3 million.

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

As of September 30, 2019 and December 31, 2018, approximately 0.4% and 0.5%, respectively, of the equity interests of the Operating Partnership were held by owners of Common OP Units and Preferred OP Units not held by ACC or ACC Holdings. During the nine months ended September 30, 2019, 168,584 Preferred OP Units were converted into an equal number of shares of ACC’s common stock. During the year ended December 31, 2018, 412,343 Common OP Units were converted into an equal number of shares of ACC’s common stock.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Below is a table summarizing the activity of redeemable noncontrolling interests (ACC) / redeemable limited partners (Operating Partnership) for the three months ended March 31, 2019 and 2018, June 30, 2019 and 2018 and September 30, 2019 and 2018, which includes both the redeemable joint venture partners and OP Units discussed above:

Balance, December 31, 2018	$184,446
Net income	259
Distributions	(305)
Conversion of OP Units into shares of ACC common stock	(252)
Adjustments to reflect redeemable noncontrolling interests at fair value	2,547
Balance, March 31, 2019	$186,695
Net income	163
Distributions	(288)
Adjustments to reflect redeemable noncontrolling interests at fair value	(660)
Balance, June 30, 2019	$185,910
Net income	150
Distributions	(235)
Conversion of OP Units into shares of ACC common stock	(5,830)
Contributions from noncontrolling interests	250
Change in ownership of consolidated subsidiary	(35,345)
Adjustments to reflect redeemable noncontrolling interests at fair value	12,963
Balance, September 30, 2019	$157,863

Balance, December 31, 2017	$132,169
Net income	210
Distributions	(376)
Conversion of OP Units into shares of ACC common stock	(478)
Adjustments to reflect redeemable noncontrolling interests at fair value	(4,526)
Balance, March 31, 2018	$126,999
Net income	344
Distributions	(531)
Contributions from noncontrolling interests	71
Adjustments to reflect redeemable noncontrolling interests at fair value	4,426
Balance, June 30, 2018	$131,309
Distributions	(306)
Conversion of OP Units into shares of ACC common stock	(12,855)
Contributions from noncontrolling interests	549
Adjustments to reflect redeemable noncontrolling interests at fair value	65,957
Balance, September 30, 2018	$184,654

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

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Restricted Stock Units (“RSUs”)

Upon reelection to the Board of Directors in May 2019, all members of the Company’s Board of Directors were granted RSUs in accordance with the 2018 Plan.  These RSUs were valued at $162,500 for the Chairman of the Board of Directors and at $117,500 for all other members.  The number of RSUs was determined based on the fair market value of the Company’s stock on the date of grant, as defined in the 2018 Plan.  All awards vested and settled immediately on the date of grant, and the Company delivered shares of common stock, as determined by the Compensation Committee of the Board of Directors.  A compensation charge of approximately $0.8 million was recorded related to these awards.

In July 2019, the Company appointed one new member to the Board of Directors who was granted RSUs valued at $117,500. A compensation charge of approximately $0.1 million was recorded related to this award.

A summary of RSUs as of September 30, 2019 and activity during the nine months then ended is presented below:

Number of RSUs
Outstanding at December 31, 2018	—
Granted	20,812
Settled in common shares	(18,318)
Settled in cash	(2,494)
Outstanding at September 30, 2019	—

Restricted Stock Awards (“RSAs”)

A summary of RSAs as of September 30, 2019 and activity during the nine months then ended is presented below:

Number of RSAs
Nonvested balance at December 31, 2018	862,680
Granted	387,341
Vested (1)	(266,556)
Forfeited	(14,486)
Nonvested balance at September 30, 2019	968,979

(1) Includes shares withheld to satisfy tax obligations upon vesting.

The fair value of RSAs is calculated based on the closing market value of ACC’s common stock on the date of grant.  The fair value of these awards is amortized to expense over the vesting periods. Amortization expense for the three months ended September 30, 2019 and 2018 amounted to approximately $3.0 million and $2.7 million, respectively, and $9.7 million and $8.8 million for the nine months ended September 30, 2019 and 2018, respectively.

10. Derivative Instruments and Hedging Activities

The Company is exposed to certain risks arising from both its business operations and economic conditions.  The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities.  The Company manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of its debt funding and the use of derivative financial instruments.  Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates.  The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally related to the Company’s borrowings.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements.  To accomplish this objective, the Company primarily uses interest rate swaps and forward starting swaps as part of its interest rate risk management strategy.  Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.  Forward starting swaps are used to protect the Company against adverse fluctuations in interest rates by reducing its exposure to variability in cash flows relating to interest payments on a forecasted issuance of debt. These agreements contain provisions such that if the Company defaults on any of its indebtedness, regardless of whether the repayment of the indebtedness has been accelerated by the lender or not, then the Company could also be declared in default on its derivative obligations. As of September 30, 2019, the Company was not in default on any of its indebtedness or derivative instruments.

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

The following table summarizes the Company’s outstanding interest rate swap contracts which are included in other liabilities on the accompanying consolidated balance sheets as of September 30, 2019:

Hedged Debt Instrument	Effective Date	Maturity Date	Pay Fixed Rate	Receive Floating Rate Index	Current Notional Amount	Fair Value
Cullen Oaks mortgage loan	Feb 18, 2014	Feb 15, 2021	2.2750%	LIBOR - 1 month	$12,735	$(120)
Cullen Oaks mortgage loan	Feb 18, 2014	Feb 15, 2021	2.2750%	LIBOR - 1 month	12,867	(121)
Park Point mortgage loan	Feb 1, 2019	Jan 16, 2024	2.7475%	LIBOR - 1 month	70,000	(4,009)
				Total	$95,602	$(4,250)

In December 2018, the Company entered into three forward starting interest rate swap contracts with notional amounts totaling $200 million designated to hedge the Company's exposure to increasing interest rates related to interest payments on an anticipated issuance of unsecured notes. In connection with the issuance of unsecured notes in June 2019, as discussed in Note 6, the Company terminated the swap contracts resulting in payments to counterparties totaling approximately $13.2 million, which were recorded in accumulated other comprehensive loss and which will be amortized to interest expense over the term of the swap contracts based on the June 2019 issuance and expected additional issuances.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of September 30, 2019 and December 31, 2018:

	Asset Derivatives			Liability Derivatives
		Fair Value as of			Fair Value as of
Description	Balance Sheet Location	9/30/2019	12/31/2018	Balance Sheet Location	9/30/2019	12/31/2018

Interest rate swap contracts	Other assets	$—	$101	Other liabilities	$4,250	$—
Forward starting swap contracts	Other assets	—	—	Other liabilities	—	2,287
Total derivatives designated as hedging instruments		$—	$101		$4,250	$2,287

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The table below presents the effect of the Company’s derivative financial instruments on the accompanying consolidated statements of comprehensive income for the three and nine months ended September 30, 2019 and 2018.

	Three Months Ended September 30,		Nine Months Ended September 30,
Description	2019	2018	2019	2018
Change in fair value of derivatives and other recognized in OCI	$(578)	$(23)	$(2,074)	$418
Termination of interest rate swap payment recognized in OCI	—	—	(13,159)	—
Amortization of interest rate swap terminations (1)	433	104	701	308
Total change in OCI due to derivative financial instruments	$(145)	$81	$(14,532)	$726

Interest expense presented in the Consolidated Statements of Operations in which the effects of cash flow hedges are recorded	$28,303	$25,185	$82,432	$72,207

(1)	Represents amortization from OCI into interest expense.

11.  Fair Value Disclosures

There have been no significant changes in the Company’s policies and valuation techniques utilized to determine fair value from what was disclosed in the Annual Report on Form 10-K for the year ended December 31, 2018.

Financial Instruments Carried at Fair Value

The following table presents information about the Company’s financial instruments measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. There were no Level 1 measurements for the periods presented, and the Company had no transfers between Levels 1, 2 or 3 during the periods presented. Refer to Note 8 for a discussion of the Level 3 activity during the period related to the redeemable noncontrolling interests in partially owned properties.

	Fair Value Measurements as of
	September 30, 2019					December 31, 2018
	Level 2		Level 3			Level 2		Level 3
	Significant Other Observable Inputs		Significant Unobservable Inputs		Total	Significant Other Observable Inputs		Significant Unobservable Inputs		Total
Assets:
Derivative financial instruments	$—		$—		$—	$101		$—		$101
Liabilities:
Derivative financial instruments	$4,250	(1)	$—		$4,250	$2,287	(1)	$—		$2,287
Mezzanine:
Redeemable noncontrolling interests (Company)/Redeemable limited partners (Operating Partnership)	$24,219	(2)	$133,644	(3)	$157,863	$27,828	(2)	$156,618	(3)	$184,446

(1)	Valued using discounted cash flow analyses with observable market-based inputs of interest rate curves and option volatility, as well as credit valuation adjustments to reflect nonperformance risk.

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

Financial Instruments Not Carried at Fair Value

As of September 30, 2019 and December 31, 2018, the carrying values for the following instruments represent fair values due to the short maturity of the instruments: Cash and Cash Equivalents, Restricted Cash, Student Contracts Receivable, certain items in Other Assets (including receivables, deposits, and prepaid expenses), Accounts Payable, Accrued Expenses, and Other Liabilities.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

As of September 30, 2019 and December 31, 2018, the carrying values for the following instruments represent fair values due the variable interest rate feature of the instruments: Construction Loans Payable, Unsecured Revolving Credit Facility, Mortgage Loans Payable (variable rate), and Unsecured Term Loans.

The table below contains the estimated fair value and related carrying amounts for the Company’s other financial instruments as of September 30, 2019 and December 31, 2018. There were no Level 1 measurements for the periods presented.

	September 30, 2019						December 31, 2018
			Estimated Fair Value						Estimated Fair Value
			Level 2		Level 3				Level 2		Level 3
	Carrying Amount		Significant Other Observable Inputs		Significant Unobservable Inputs		Carrying Amount		Significant Other Observable Inputs		Significant Unobservable Inputs
Assets
Loans receivable	$49,837		$—		$50,993	(1)	$54,611		$—		$50,993	(1)
Liabilities (2)
Unsecured notes	$1,984,748		$2,074,177	(3)	$—		$1,588,446		$1,566,900	(3)	$—
Mortgage loans payable (fixed rate)	$726,964	(4)	$732,821	(5)	$—		$693,384	(6)	$668,911	(5)	$—
Bonds payable	$22,982		$25,194	(7)	$—		$26,741		$28,805	(7)	$—

(1)	Valued using a discounted cash flow analysis with inputs of scheduled cash flows and discount rates that a willing buyer and seller might use.

(2)	Carrying amounts disclosed include any applicable net unamortized OID, net unamortized deferred financing costs, and net unamortized debt premiums and discounts (see Note 6).

(3)	Valued using interest rate and spread assumptions that reflect current creditworthiness and market conditions available for the issuance of unsecured notes with similar terms and remaining maturities.

(4)	Does not include one variable rate mortgage loan with a principal balance of $40.8 million as of September 30, 2019.

(5)	Valued using the present value of the cash flows at current market interest rates through maturity that primarily fall within the Level 2 category.

(6)	Does not include two variable rate mortgage loans with a combined principal balance of $111.4 million as of December 31, 2018.

(7)	Valued using quoted prices in markets that are not active due to the unique characteristics of these financial instruments.

12. Leases

Refer to Note 2 for information on the impact of the adoption of the New Leases Standard.

As Lessee

The Company, as lessee, has entered into 49 ground/facility and office space lease agreements, which qualify as operating leases under the New Leases Standard. These leases include leases entered into under the ACE program with university systems and Walt Disney World® Resort, leases with local and regional land owners for owned off-campus properties, leases for corporate office space, and leases under the on-campus participating properties (“OCPPs”) structure. Leases entered into under the ACE program are transferable and financeable. Under ground/facility leases, the lessors receive annual minimum (base) rent, variable rent based upon the operating performance of the property, or a combination thereof.  The leases have initial terms (excluding extension options) ranging from eleven years to 102 years. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The Company records base rent expense under the straight-line method over the term of the lease, and variable rent expense is recorded when the achievement of the target is considered probable. Straight-line rent is capitalized during the construction period and expensed upon the commencement of operations. In the accompanying consolidated statements of comprehensive income, rent expense for ACE properties and OCPPs is included in ground/facility lease expense, and rent expense for owned off-campus properties is included in owned properties operating expenses. Total straight-line rent expense, variable rent expense, and capitalized rent costs for the three months ended September 30, 2019 was $2.5 million, $2.5 million, and $3.2 million, respectively, and $7.4 million, $6.4 million, and $8.3 million for the nine months ended September 30, 2019, respectively.

For purposes of calculating the ROU Asset and lease liability for such leases, extension options are not included in the lease term unless it is reasonably certain that the Company will exercise the option, or the lessor has the sole ability to exercise the option. As most of the Company’s leases do not contain an implicit rate, the Company uses its incremental borrowing rate to determine

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

the present value of the lease payments. This involves determining a secured interest rate for each lease based on the term of the respective lease. The weighted average incremental borrowing rate was 5.35% as of September 30, 2019. The weighted average remaining lease term of leases with a lease liability as of September 30, 2019 is 62.6 years (excluding extension options).

There were no finance lease obligations outstanding as of September 30, 2019. Future minimum commitments over the life of all operating leases, which exclude variable rent payments, are as follows:

	September 30, 2019		December 31, 2018
2019	$2,669	(1)	$9,463
2020	11,814		12,092
2021	16,749		16,653
2022	23,664		18,999
2023	28,776		18,903
Thereafter	1,691,033		1,042,842
Total minimum lease payments	1,774,705		$1,118,952
Less imputed interest	(1,305,226)
Total lease liabilities	$469,479
(1) Excluding the nine months ended September 30, 2019.

As Lessor

The Company’s primary business involves leasing properties to students under agreements that are classified as operating leases, and which have terms of 12 months or less. These student leases do not provide for variable rent payments. The Company is also a lessor under commercial leases at certain owned properties, some of which provide for variable lease payments based upon tenant performance such as a percentage of sales. The Company recognizes the base lease payments provided for under the leases on a straight-line basis over the lease term, and variable payments are recognized in the period in which the changes in facts and circumstances on which the variable payments are based occur. Lease income under both student and commercial leases is included in owned property revenues in the accompanying consolidated statements of comprehensive income. Lease income under student leases totaled $199.8 million and $189.2 million for the three months ended September 30, 2019 and 2018, respectively; and $615.8 million and $570.3 million for the nine months ended September 30, 2019 and 2018, respectively. Lease income under commercial leases totaled $3.4 million and $3.2 million for the three months ended September 30, 2019 and 2018, respectively; and $10.0 million and $9.7 million for the nine months ended September 30, 2019 and 2018, respectively.
13. Commitments and Contingencies

Commitments

Construction Contracts: As of September 30, 2019, the Company estimates additional costs to complete three owned development projects under construction to be approximately $522.0 million.

Joint Ventures: As part of the Core Transaction, the Company entered into two joint ventures during the third quarter of 2017. As part of this transaction, the Company is obligated to increase its investment in the joint ventures over a two year period which was extended through January 2020. As of September 30, 2019, the remaining funding commitment was approximately $130.2 million.

Presale Development Projects: The Company was party to one presale development agreement as of September 30, 2019. The Company is obligated to purchase the property for $72.4 million, which includes the contractual purchase price and the cost of elected upgrades, as long as the developer meets certain construction completion deadlines and other closing conditions. The Company expects to fund the remaining $48.7 million of the purchase price in the fourth quarter of 2019.

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

Under project cost guarantees, the Company is responsible for the construction cost of a project in excess of an approved budget. The budget consists primarily of costs included in the general contractors’ guaranteed maximum price contract (“GMP”). In most cases, the GMP obligates the general contractor, subject to force majeure and approved change orders, to provide completion date guarantees and to cover cost overruns and liquidated damages. In addition, the GMP is in certain cases secured with payment and performance bonds. Project cost guarantees expire upon completion of certain developer obligations, which are normally satisfied within one year after completion of the project. The Company’s estimated maximum exposure amount under the above guarantees is approximately $10.6 million as of September 30, 2019.  As of September 30, 2019, management did not anticipate any material deviations from schedule or budget related to third-party development projects currently in progress.

For one of its third-party development projects that is currently under construction, the Company’s obligation to pay alternate housing costs and excess project costs are unlimited in amount.  However, if the Company’s payment obligation arises from force majeure or is caused by the owner, the owner agrees to reimburse the Company from future cash flow of the project, with such reimbursement being subordinate to any financing on the property but paid prior to the University receiving any cash flow from the property.  If the Company’s obligation is a result of the general contractor and/or design professionals’ negligence, the owner agrees to assign its right to recover from such party to the Company. Additionally, for this project, the Company’s exposure to such costs resulting from owner-caused delays, as defined, is limited to $1.0 million.  As of September 30, 2019, management did not anticipate any material deviations from schedule or budget related to this project.

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

Pre-development expenditures: The Company incurs pre-development expenditures such as architectural fees, permits, and deposits associated with the pursuit of third-party and owned development projects.  The Company bears the risk of loss of these pre-development expenditures if financing cannot be arranged or the Company is unable to obtain the required permits and authorizations for the project.  As such, management periodically evaluates the status of third-party and owned projects that have not yet commenced construction and expenses any deferred costs related to projects whose current status indicates the commencement of construction is unlikely and/or the costs may not provide future value to the Company in the form of revenues. As of September 30, 2019, the Company has deferred approximately $6.0 million in pre-development costs related to third-party and owned development projects that have not yet commenced construction.  Such costs are included in other assets on the accompanying consolidated balance sheets.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Owned Properties
Rental revenues and other income	$211,808	$203,526	$640,912	$600,138
Interest income	117	382	355	1,146
Total revenues from external customers	211,925	203,908	641,267	601,284
Operating expenses before depreciation, amortization, and ground/facility lease expense	(111,836)	(107,997)	(294,768)	(282,193)
Ground/facility lease expense	(2,862)	(2,307)	(7,937)	(6,294)
Interest expense, net (1)	(3,896)	(5,622)	(12,673)	(9,011)
Operating income before depreciation and amortization	$93,331	$87,982	$325,889	$303,786
Depreciation and amortization	$65,506	$62,908	$196,638	$185,171
Capital expenditures	$156,840	$144,910	$402,192	$428,065

On-Campus Participating Properties
Rental revenues and other income	$6,944	$6,980	$24,788	$23,605
Interest income	59	43	170	105
Total revenues from external customers	7,003	7,023	24,958	23,710
Operating expenses before depreciation, amortization, and ground/facility lease expense	(3,822)	(3,875)	(11,585)	(11,030)
Ground/facility lease expense	(353)	(644)	(2,063)	(2,232)
Interest expense, net (1)	(1,255)	(1,282)	(3,869)	(3,804)
Operating income before depreciation and amortization	$1,573	$1,222	$7,441	$6,644
Depreciation and amortization	$2,289	$1,962	$6,334	$5,856
Capital expenditures	$1,750	$1,394	$2,517	$2,918

Development Services
Development and construction management fees	$5,611	$835	$12,389	$3,883
Operating expenses	(2,080)	(2,056)	(6,365)	(5,976)
Operating income (loss) before depreciation and amortization	$3,531	$(1,221)	$6,024	$(2,093)

Property Management Services
Property management fees from external customers	$3,342	$2,128	$9,118	$7,311
Operating expenses	(3,350)	(1,775)	(7,764)	(5,597)
Operating income before depreciation and amortization	$(8)	$353	$1,354	$1,714

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Reconciliations
Total segment revenues and other income	$227,881	$213,894	$687,732	$636,188
Unallocated interest income earned on investments and corporate cash	784	849	2,330	2,489
Total consolidated revenues, including interest income	$228,665	$214,743	$690,062	$638,677

Segment operating income before depreciation and amortization	$98,427	$88,336	$340,708	$310,051
Depreciation and amortization	(70,245)	(67,247)	(210,165)	(199,191)
Net unallocated expenses relating to corporate interest and overhead	(29,533)	(24,615)	(86,155)	(83,958)
(Loss) gain from disposition of real estate	—	—	(282)	42,314
Other operating and nonoperating income	—	570	—	3,218
Gain (loss) from extinguishment of debt	20,992	—	20,992	(784)
Provision for real estate impairment	—	—	(3,201)	—
Income tax (provision) benefit	(305)	219	(983)	(2,147)
Net income (loss)	$19,336	$(2,737)	$60,914	$69,503

(1)	Net of capitalized interest and amortization of debt premiums.

15. Subsequent Events

Distributions:  On October 30, 2019, the Board of Directors of the Company declared a distribution per share of $0.47, which will be paid on November 22, 2019 to all common stockholders of record as of November 11, 2019.  At the same time, the Operating Partnership will pay an equivalent amount per unit to holders of Common OP Units, as well as the quarterly cumulative preferential distribution to holders of Preferred OP Units (see Note 8).

Derivative Agreements: In October 2019, the Company entered into an interest rate swap to convert $37.5 million of a $40.8 million variable rate mortgage loan at one of its on-campus participating properties to a fixed rate. Additionally, in October 2019, the Company entered into an interest rate swap to convert $100 million of its unsecured term loan to a fixed rate.

Purchase of Noncontrolling Interests: In October 2019, the Company exercised its option to purchase the remaining ownership interests in Hub Ann Arbor, a 310-bed off-campus property, and Hub Flagstaff, a 591-bed off-campus property, for a total of $53.0 million. These properties are held in the Core Joint Ventures described in Note 8.

Property Held For Sale: As of October 31, 2019, management determined that all criteria for Held for Sale classification (per Accounting Standards Codification Topic 360, “Property, Plant and Equipment”) have been met for one owned property. As of September 30, 2019, the net book value of the property was $99.2 million.

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

Property Portfolio

As of September 30, 2019, our total owned property portfolio contained 168 properties, consisting of owned off-campus student housing properties that are in close proximity to colleges and universities, American Campus Equity (“ACE®”) properties operated under ground/facility leases with university systems, and on-campus participating properties operated under ground/facility leases with the related university systems.  Of the 168 properties, three were under development as of September 30, 2019.  Our communities contain modern housing units and are supported by a resident assistant system and other student-oriented programming, with many offering resort-style amenities.

As of September 30, 2019, through ACC’s taxable REIT subsidiary (“TRS”) entities, we provided third-party management and leasing services for 37 properties, bringing our total owned and third-party managed portfolio to 205 properties.  Third-party management and leasing services are typically provided pursuant to management contracts that have initial terms that range from one to five years.

Below is a summary of our property portfolio as of September 30, 2019:

Property portfolio:	Properties	Beds
Owned operating properties:
Off-campus properties	128	71,730
On-campus ACE (1) (2)	31	25,131
Subtotal – operating properties	159	96,861

Owned properties under development:
On-campus ACE (2)	3	11,296
Subtotal – properties under development	3	11,296

Total owned properties	162	108,157

On-campus participating properties	6	5,230

Total owned property portfolio	168	113,387

Managed properties	37	26,952
Total property portfolio	205	140,339

(1)	Includes two properties at Prairie View A&M University that we ultimately expect to be refinanced under the existing on-campus participating structure.

(2)	Includes 33 properties operated under ground/facility leases with 16 university systems and one property operated under a ground/facility lease with Walt Disney World® Resort.

Leasing Results

Our financial results for the year ended December 31, 2019 are impacted by the results of our annual leasing process for the 2018/2019 and 2019/2020 academic years.  As of September 30, 2018, the beginning of the 2018/2019 academic year, occupancy at our 2019 same store properties was 97.0% with a rental rate increase of 2.0% compared to the prior academic year, and occupancy at our total owned property portfolio was also 97.0%. As of September 30, 2019, the beginning of the 2019/2020 academic year, occupancy at our 2020 same store properties was 97.4% with a rental rate increase of 1.4% compared to the prior academic year, and occupancy at our total owned property portfolio (including 2019 development deliveries) was also 97.4%

Development

In the third quarter of 2019, the final stages of construction were completed on two on-campus ACE properties and one owned off-campus property. These properties are summarized in the following table.

Owned Development Projects Recently Completed:

Project	Location	Primary University Served	Project Type	Beds	Total Project Costs	Opened for Occupancy

191 College	Auburn, AL	Auburn University	Off-campus	495	$61,900	August 2019
LightView	Boston, MA	Northeastern University	ACE	825	150,700	August 2019
University of Arizona Honors College	Tucson, AZ	University of Arizona	ACE	1,056	84,500	August 2019
				2,376	$297,100

At September 30, 2019, we were in the process of constructing three on-campus ACE properties, including one property at Walt Disney World® Resort housing college students participating in the Disney student internship program (the “Disney College Program”), which will be delivered in multiple phases from 2020 to 2023. These properties are summarized in the table below:

Owned Development Projects Under Construction:

Project	Location	Primary University Served	Project Type	Beds	Estimated Project Cost	Total Costs Incurred	Scheduled Occupancy

Disney College Program Phases I-II	Orlando, FL	Walt Disney World® Resort	ACE	1,627	$108,500	$67,713	May & Aug 2020
Currie Hall Phase II	Los Angeles, CA	Univ. of Southern California	ACE	272	42,000	14,976	August 2020
Holloway Residences	San Francisco, CA	San Francisco State Univ.	ACE	584	129,200	71,610	August 2020
		SUBTOTAL - 2020 DELIVERIES		2,483	$279,700	$154,299

Disney College Program Phases III-V	Orlando, FL	Walt Disney World® Resort	ACE	3,369	$190,400	$75,892	Jan, May & Aug 2021
		SUBTOTAL - 2021 DELIVERIES		3,369	$190,400	$75,892

Disney College Program Phases VI-VIII	Orlando, FL	Walt Disney World® Resort	ACE	3,235	$193,000	$21,316	Jan, May & Aug 2022
SUBTOTAL – 2022 DELIVERIES				3,235	$193,000	$21,316

Disney College Program Phases IX-X	Orlando, FL	Walt Disney World® Resort	ACE	2,209	$122,700	$12,281	Jan & May 2023
SUBTOTAL - 2023 DELIVERIES				2,209	$122,700	$12,281

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

In the third quarter of 2019, the final stages of construction were completed on two presale development projects. In August 2019, the company purchased The Flex at Stadium Centre. The Company expects to acquire 959 Franklin and fund the remaining purchase price of $48.7 million in the fourth quarter of 2019. These properties are summarized in the following table. Refer to Note 3 in the accompanying Notes to Consolidated Financial Statements contained in Item 1 for a more detailed discussion of our recent presale development activity.

Presale Development Projects Recently Completed:

Project	Location	Primary University Served	Project Type	Beds	Purchase Price	Opened for Occupancy

The Flex at Stadium Centre	Tallahassee, FL	Florida State University	Off-campus	340	$36,400	August 2019
959 Franklin (1)	Eugene, OR	University of Oregon	Off-campus	443	72,400	September 2019
SUBTOTAL – 2019 DELIVERIES				783	$108,800

(1)
The Company executed the presale agreement with the developer in March 2018, at which time it provided $15.6 million of mezzanine financing to the project. The Company expects to purchase the remaining ownership from the developer in Q4 2019.

Third-Party Development Services

Through ACC’s TRS entities, we provide development and construction management services for student housing properties owned by colleges and universities, charitable foundations and others. In the third quarter of 2019, the final stages of construction were completed on the properties summarized in the following table.

Project	Location	Primary University Served	Beds		Total Fees	Completed
University of Arizona Honors College (1)	Tucson, AZ	University of Arizona	—	(1)	$2,400	July 2019
The Academic & Residential Complex	Chicago, IL	University of Illinois, Chicago	548		5,100	July 2019
Plaza Verde	Irvine, CA	University of California, Irvine	1,441		5,900	August 2019
Tubman Laws Hall	Dover, DE	Delaware State University	620		2,500	August 2019
Calhoun Hall (2)	Philadelphia, PA	Drexel University	406		1,750	Sept 2019 & Apr 2020
			3,015		$17,650

(1)
The University of Arizona Honors College project included the construction of a parking garage, academic center and a student recreation and wellness center as part of the overall development project. These components are owned, managed and funded by the University, and the company earned third-party development fees for its role in providing development services for those components of the project.

(2)
Includes the construction of a student residence hall and honors college. The residence hall was delivered in Fall 2019, and the honors college will be delivered in Spring 2020. As of September 30, 2019, the Company recognized $1.7 million in development fees related to the project.

During the three months ended September 30, 2019, we closed on bond financing and commenced construction on our second project at the University of California, Riverside, which contributed approximately $3.6 million in revenues during the quarter. The project has an anticipated completion of September 2021 and total fees of $6.7 million. As of September 30, 2019, we were under contract on three third-party development projects that are currently under construction and whose fees total $14.2 million.  As of September 30, 2019, fees of approximately $5.6 million remained to be earned by the Company with respect to these projects, which have scheduled completion dates in 2020 and 2021.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2019 and September 30, 2018

The following table presents our results of operations for the three months ended September 30, 2019 and 2018, including the amount and percentage change in these results between the two periods.

	Three Months Ended September 30,
	2019	2018	Change ($)	Change (%)
Revenues:
Owned properties	$211,082	$202,834	$8,248	4.1%
On-campus participating properties	6,944	6,980	(36)	(0.5)%
Third-party development services	5,611	835	4,776	572.0%
Third-party management services	3,342	2,128	1,214	57.0%
Resident services	726	692	34	4.9%
Total revenues	227,705	213,469	14,236	6.7%

Operating expenses:
Owned properties	111,836	107,997	3,839	3.6%
On-campus participating properties	3,822	3,875	(53)	(1.4)%
Third-party development and management services	5,430	3,831	1,599	41.7%
General and administrative	7,165	7,183	(18)	(0.3)%
Depreciation and amortization	68,930	66,131	2,799	4.2%
Ground/facility leases	3,215	2,951	264	8.9%
Total operating expenses	200,398	191,968	8,430	4.4%

Operating income	27,307	21,501	5,806	27.0%

Nonoperating income (expenses):
Interest income	960	1,274	(314)	(24.6)%
Interest expense	(28,303)	(25,185)	(3,118)	12.4%
Amortization of deferred financing costs	(1,315)	(1,116)	(199)	17.8%
Gain from extinguishment of debt	20,992	—	20,992	100.0%
Other nonoperating income	—	570	(570)	(100.0)%
Total nonoperating expenses	(7,666)	(24,457)	16,791	(68.7)%

Income (loss) before income taxes	19,641	(2,956)	22,597	(764.4)%
Income tax (provision) benefit	(305)	219	(524)	(239.3)%

Net income (loss)	19,336	(2,737)	22,073	(806.5)%

Net loss attributable to noncontrolling interests	887	392	495	126.3%
Net income (loss) attributable to ACC, Inc. and Subsidiaries common stockholders	$20,223	$(2,345)	$22,568	(962.4)%

Same Store and New Property Operations

We define our same store property portfolio as owned properties that were owned and operating for both of the full years ended December 31, 2019 and December 31, 2018, which are not conducting or planning to conduct substantial development, redevelopment, or repositioning activities, and are not classified as held for sale as of September 30, 2019. It also includes the full operating results of properties owned through joint ventures in which the company has a controlling financial interest and which are consolidated for financial reporting purposes.

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

A reconciliation of our same store, new property and sold/other property operations to our consolidated statements of comprehensive income is set forth below:

	Same Store Properties		New Properties		Sold Properties/Other (1)				Total - All Properties
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,				Three Months Ended September 30,
	2019	2018	2019	2018	2019		2018		2019	2018
Number of properties	144	144	15	10	1	(2)	4	(3)	160	158
Number of beds	86,717	86,717	10,144	6,985	860		1,548		97,721	95,250

Revenues (4)	$194,005	$189,791	$17,799	$9,337	$4		$1,547		$211,808	$200,675	(5)
Operating expenses	102,805	98,929	8,886	4,831	145		1,386		111,836	105,146	(5)

(1)
Includes recurring professional fees related to the formation and operation of the ACC / Allianz Joint Venture. Does not include the allocation of payroll and other administrative costs related to corporate management and oversight.

(2)	Includes one property that was transferred to the lender in settlement of the property’s $27.4 million mortgage loan in July 2019.

(3)	Includes the property described above in note 2, one property consisting of two phases sold in May 2019, and one property converted to the OCPP structure in January 2019.

(4)	Includes revenues which are reflected as resident services revenue on the accompanying consolidated statements of comprehensive income.

(5)
The Company adopted new lease accounting guidance on January 1, 2019 which required the reclassification of the provision for uncollectible accounts from operating expenses to revenue. For purposes of calculating same store and new property results of operations, the reclassification is reflected for all periods presented to ensure comparability between periods. The provision for uncollectible accounts for all owned properties was $3.3 million and $2.9 million for the three months ended September 30, 2019 and 2018, respectively.

Same Store Properties:  The increase in revenue from our same store properties was primarily due to an increase in average rental rates for the 2018/2019 and 2019/2020 academic years, as well as an increase in weighted average occupancy from 89.9% during the three months ended September 30, 2018 to 90.9% during the three months ended September 30, 2019. Future revenues will be dependent on our ability to maintain our current leases in effect for the 2019/2020 academic year and our ability to achieve appropriate rental rates and desired occupancy levels for the 2020/2021 academic year at our various properties.

The increase in operating expenses for our same store properties was primarily due to an increase in marketing expenses related to utilizing both traditional mediums and enhanced digital and social marketing channels in the final stages of the 2019/2020 academic year leasing process.  This increase was partially offset by a decrease in utilities expense, which was primarily due to asset management initiatives focused on energy-efficient LED installations as well as renegotiated cable, internet and utilities agreements.  We anticipate that total operating expenses for our same store property portfolio for 2019 will increase as compared to 2018 due to increases in property taxes, payroll, marketing and general inflation.

New Property Operations: Our new properties for the three and nine months ended September 30, 2019 include development properties that completed construction and opened for operations in Fall 2018 and 2019. These properties are summarized in the table below:

Property	Location	Primary University Served	Beds	Opening Date
Gladding Residence Center (ACE)	Richmond, VA	Virginia Commonwealth University	1,524	August 2018
Irvington House (ACE)	Indianapolis, IN	Butler University	648	August 2018
Greek Leadership Village (ACE)	Tempe, AZ	Arizona State University	957	August 2018
David Blackwell Hall (ACE)	Berkeley, CA	University of California, Berkeley	780	August 2018
NAU Honors College (ACE)	Flagstaff, AZ	Northern Arizona University	636	August 2018
U Club Townhomes at Oxford (ACE)	Oxford, MS	University of Mississippi	528	August 2018
The Edge - Stadium Centre	Tallahassee, FL	Florida State University	413	August 2018
Hub Ann Arbor	Ann Arbor, MI	University of Michigan	310	August 2018
Hub Flagstaff	Flagstaff, AZ	Northern Arizona University	591	August 2018
Campus Edge on Pierce	West Lafayette, IN	Purdue University	598	August 2018
LightView	Boston, MA	Northeastern University	825	August 2019
University of Arizona Honors College	Tucson, AZ	University of Arizona	1,056	August 2019
191 College	Auburn, AL	Auburn University	495	August 2019
The Flex at Stadium Centre	Tallahassee, FL	Florida State University	340	August 2019
959 Franklin	Eugene, OR	University of Oregon	443	September 2019
			10,144

Third-Party Development Services Revenue

Third-party development services revenue increased by approximately $4.8 million, from $0.8 million during the three months ended September 30, 2018, to $5.6 million for the three months ended September 30, 2019.  The increase was primarily due to the closing of bond financing and commencement of construction of our second project at the University of California, Riverside during the three months ended September 30, 2019, which contributed approximately $3.6 million in revenue for the quarter, in addition to an increase in the number of third-party development projects under construction during the three months ended September 30, 2019 as compared to the three months ended September 30, 2018. During the three months ended September 30, 2019, we had eight projects under construction with an average contractual fee of $4.1 million, as compared to four projects under construction during the three months ended September 30, 2018 with an average contractual fee of $4.2 million.

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

Third-Party Management Services Revenue

Third-party management services revenue increased by approximately $1.2 million, from $2.1 million during the three months ended September 30, 2018, to $3.3 million for the three months ended September 30, 2019. The increase is primarily due to reimbursed payroll costs from the Disney College Program management contract which began in April 2019. As the project's facilities manager, the Company is responsible for the operations and maintenance of the project. Because of the company’s role in funding payroll costs for on-site personnel at the properties, accounting guidance requires the management fee for this project to be recorded on a gross basis in the Company’s consolidated financial statements.  Accordingly, both management services revenue and third-party management services expenses for the three months ended September 30, 2019 include approximately $1.1 million in reimbursed payroll costs. We anticipate third-party management services revenue will increase in 2019 as compared to 2018 due to the recognition of reimbursed payroll costs for the Disney College Program management contract, as discussed above, and new management contracts obtained in 2019.

Third-Party Development and Management Services Expenses

Third-party development and management services expenses increased by approximately $1.6 million, from $3.8 million during the three months ended September 30, 2018, to $5.4 million for the three months ended September 30, 2019. The increase is primarily due to $1.1 million of payroll costs from the Disney College Program management contract described above. We anticipate this expense item will increase in 2019 as compared to 2018 due to the recognition of reimbursed payroll costs for the Disney College Program management contract, as well as an overall increase in pursuit activity for third-party development projects during 2019.

Depreciation and Amortization

Depreciation and amortization increased by approximately $2.8 million, from $66.1 million during the three months ended September 30, 2018, to $68.9 million for the three months ended September 30, 2019.  The increase was primarily due to a $4.1 million increase related to the completion of construction and opening of ten owned development properties in Fall 2018, and three owned development properties and two presale properties in Fall 2019. The increase was partially offset by a $1.2 million decrease in depreciation expense at same store properties due to assets that became fully amortized or depreciated during the three months ended September 30, 2019. We anticipate depreciation and amortization expense will increase in 2019 as compared to 2018 due to the completion of owned development projects in Fall 2018 and Fall 2019, offset by property dispositions completed during 2018 and 2019.

Interest Expense

Interest expense increased by approximately $3.1 million, from $25.2 million during the three months ended September 30, 2018, to $28.3 million for the three months ended September 30, 2019. The increase was primarily due to $1.1 million of additional interest expense due to the timing of borrowings under our unsecured revolving credit facility during the respective three-month periods and a $3.6 million increase in interest expense related to our $400 million offering of unsecured notes in June 2019. These increases were offset by an $0.8 million decrease in default interest related to a property that was transferred to the lender in settlement of the property’s mortgage loan in July 2019, and a $0.4 million increase in capitalized interest. We anticipate interest expense will increase in 2019 as compared to 2018 due to increased interest rates on a higher average outstanding balance under our revolving credit facility throughout 2019, additional interest incurred from $330 million in mortgage debt as part of the ACC / Allianz Joint Venture Transaction, and additional interest incurred from the issuance of unsecured notes issued in June 2019.

Gain from Extinguishment of Debt

During the three months ended September 30, 2019, we recognized a $21.0 million gain on the extinguishment of debt associated with a property that was transferred to the lender in settlement of the property’s mortgage loan in July 2019. Refer to Note 6 in the accompanying Notes to Consolidated Financial Statements in Item 1 for a detailed discussion of this transaction.

Other Nonoperating Income

During the three months ended September 30, 2018, we recognized a $0.6 million gain on an insurance settlement due to hail damage at one of our owned properties. The gain represents insurance proceeds received in excess of the net book value of the assets written off as a result of the damage.

Income Tax Provision

Income tax provision increased by approximately $0.5 million, from a $0.2 million benefit during the three months ended September 30, 2018 to a $0.3 million expense for the three months ended September 30, 2019. The increase was primarily due to a decrease to an estimated taxable gain recorded in the prior year related resulting from the ACC / Allianz Joint Venture Transaction.

Comparison of the Nine Months Ended September 30, 2019 and September 30, 2018

The following table presents our results of operations for the nine months ended September 30, 2019 and 2018, including the amount and percentage change in these results between the two periods.

	Nine Months Ended September 30,
	2019	2018	Change ($)	Change (%)
Revenues
Owned properties	$638,657	$597,854	$40,803	6.8%
On-campus participating properties	24,788	23,605	1,183	5.0%
Third-party development services	12,389	3,883	8,506	219.1%
Third-party management services	9,118	7,311	1,807	24.7%
Resident services	2,255	2,284	(29)	(1.3)%
Total revenues	687,207	634,937	52,270	8.2%

Operating expenses (income)
Owned properties	294,768	282,193	12,575	4.5%
On-campus participating properties	11,585	11,030	555	5.0%
Third-party development and management services	14,129	11,573	2,556	22.1%
General and administrative	22,595	27,055	(4,460)	(16.5)%
Depreciation and amortization	206,500	194,447	12,053	6.2%
Ground/facility leases	10,000	8,526	1,474	17.3%
Loss (gain) from disposition of real estate	282	(42,314)	42,596	(100.7)%
Provision for real estate impairment	3,201	—	3,201	100.0%
Other operating income	—	(2,648)	2,648	(100.0)%
Total operating expenses	563,060	489,862	73,198	14.9%

Operating income	124,147	145,075	(20,928)	(14.4)%

Nonoperating income (expenses)
Interest income	2,855	3,740	(885)	(23.7)%
Interest expense	(82,432)	(72,207)	(10,225)	14.2%
Amortization of deferred financing costs	(3,665)	(4,744)	1,079	(22.7)%
Gain (loss) from extinguishment of debt	20,992	(784)	21,776	(2,777.6)%
Other nonoperating income	—	570	(570)	(100.0)%
Total nonoperating expenses	(62,250)	(73,425)	11,175	(15.2)%

Income before income taxes	61,897	71,650	(9,753)	(13.6)%
Income tax provision	(983)	(2,147)	1,164	(54.2)%
Net income	60,914	69,503	(8,589)	(12.4)%

Net (income) loss attributable to noncontrolling interests	(665)	88	(753)	(855.7)%
Net income attributable to ACC, Inc. and Subsidiaries common stockholders	$60,249	$69,591	$(9,342)	(13.4)%

Same Store and New Property Operations

A reconciliation of our same store, new property and sold/other property operations to our consolidated statements of comprehensive income is set forth below:

	Same Store Properties		New Properties		Sold Properties/Other (1)				Total - All Properties
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,				Nine Months Ended September 30,
	2019	2018	2019	2018	2019		2018		2019	2018
Number of properties	144	144	15	10	3	(2)	7	(3)	162	161
Number of beds	86,717	86,717	10,144	6,985	1,548		2,886		98,409	96,588

Revenues (4)	$589,581	$573,187	$49,116	$9,594	$2,215		$11,774		$640,912	$594,555	(5)
Operating expenses	271,817	265,102	20,782	5,146	2,169		6,362		294,768	276,610	(5)

(1)
Includes recurring professional fees and transaction costs related to the formation and operation of the ACC / Allianz Joint Venture. Does not include the allocation of payroll and other administrative costs related to corporate management and oversight.

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

(5)
The Company adopted new lease accounting guidance on January 1, 2019, which required the reclassification of the provision for uncollectible accounts from operating expenses to revenue. For purposes of calculating same store and new property results of operations, the reclassification is reflected for all periods presented to ensure comparability between periods. The provision for uncollectible accounts for owned properties was $6.1 million and $5.6 million for the nine months ended September 30, 2019 and 2018, respectively.

Same Store Properties:  The increase in revenue from our same store properties was primarily due to an increase in average rental rates for the 2018/2019 and 2019/2020 academic years as well as an increase in weighted average occupancy from 90.5% during the nine months ended September 30, 2018, to 92.8% for the nine months ended September 30, 2019.

The increase in operating expenses from our same store properties was primarily due to anticipated increases in property taxes associated with higher assessed values in certain markets, as well as the increase in marketing expenses previously discussed.

New Property Operations: Our new properties for the nine months ended September 30, 2019 are summarized in the table of new properties contained in the discussion of our results of operations for the three months ended September 30, 2019 and 2018.

On-Campus Participating Properties (“OCPP”) Operations

As of September 30, 2019, we had six OCPPs containing 5,230 beds. In January 2019, one owned property located at Prairie View A&M University was converted to the OCPP structure and is now included in our OCPP portfolio, contributing to the increase in both revenues and expenses for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. In addition, the Company adopted new lease accounting guidance on January 1, 2019, which required the reclassification of the provision for uncollectible accounts from operating expenses to revenue. The reclassification is reflected on a prospective basis in the Consolidated Statements of Comprehensive Income contained in Item 1 herein starting in the first quarter 2019. The amount reclassified from operating expenses to revenue was a $0.6 million benefit and a $0.2 million expense for the nine months ended September 30, 2019 and 2018, respectively. We anticipate that revenues from these properties for 2019 will increase due to the factors described above. In addition, future revenues will be dependent on our ability to maintain our current leases in effect for the 2018/2019 academic year and our ability to obtain appropriate rental rates and desired occupancy for the 2019/2020 academic year. We anticipate that operating expenses for these properties for 2019 will increase as compared to 2018 due to the conversion of one property to the OCPP structure in January 2019 and general inflation.

Third-Party Development Services Revenue

Third-party development services revenue increased by approximately $8.5 million, from $3.9 million during the nine months ended September 30, 2018, to $12.4 million for the nine months ended September 30, 2019.  The increase was primarily due to the closing of bond financing and commencement of construction of the Calhoun Hall project at Drexel University in March 2019, the ninth phase at Prairie View A&M University in April 2019, and our second project with the University of California, Riverside in July 2019, which contributed $6.9 million in revenue during the nine months ended September 30, 2019, as compared to the closing of bond financing and commencement of construction of the Delaware State University project in May 2018, which contributed $1.6 million in revenue during the nine months ended September 30, 2018. In addition, during the nine months ended September 30, 2019, we also continued development services for five projects that commenced construction in 2018, for which we earned fees of approximately $5.4 million, as compared to three projects that commenced construction in 2017, for which we earned fees of approximately $2.1 million during the nine months ended September 30, 2018.

Third-Party Management Services Revenue

Third-party management services revenue increased by approximately $1.8 million, from $7.3 million during the nine months ended September 30, 2018, to $9.1 million for the nine months ended September 30, 2019. The increase was due to the same factors that contributed to the increase in third-party management services revenue for the three months ended September 30, 2019, as discussed above. The increase was partially offset by discontinued third-party management contracts in 2018 and 2019.

Third-Party Development and Management Services Expenses

Third-party development and management services expenses increased by approximately $2.5 million, from $11.6 million during the nine months ended September 30, 2018, to $14.1 million for the nine months ended September 30, 2019. The increase was due to the same factors that contributed to the increase in third-party development and management services expenses for the three months ended September 30, 2019, as discussed above.

General and Administrative

General and administrative expenses decreased by approximately $4.5 million from $27.1 million during the nine months ended September 30, 2018, to $22.6 million for the nine months ended September 30, 2019. Excluding $5.8 million in transaction costs incurred in connection with the closing of the ACC / Allianz Joint Venture Transaction in May 2018, general and administrative expenses increased by $1.3 million. This increase was primarily due to additional expenses incurred in connection with enhancements to our operating systems platform, additional payroll expenses, and other general inflationary factors. We anticipate general and administrative expenses will decrease in 2019 as compared to 2018 due to transaction costs incurred in 2018 related to the formation of the ACC / Allianz Joint Venture Transaction, offset by an increase in payroll costs and an increase in expenses incurred in connection with enhancements to our operating systems platform.

    Depreciation and Amortization

Depreciation and amortization increased by approximately $12.1 million, from $194.4 million during the nine months ended September 30, 2018, to $206.5 million for the nine months ended September 30, 2019.  The increase was primarily due to a $15.4 million increase related to the completion of construction and opening of ten development properties in Fall 2018, and three owned development properties and two presale development properties in Fall 2019, as well as a $0.5 million increase in depreciation expense at our on-campus participating properties due to the conversion of one property to the OCPP structure. This increase was partially offset by a $2.7 million decrease in depreciation and amortization expense related to properties sold in 2018 and 2019, in addition to a $1.2 million decrease in depreciation and amortization expense at our same store properties due to assets that became fully amortized or depreciated during the nine months ended September 30, 2019.

Ground/Facility Leases

Ground/facility leases expense increased by approximately $1.5 million, from $8.5 million during the nine months ended September 30, 2018, to $10.0 million for the nine months ended September 30, 2019. The increase was primarily due to ACE development projects that completed construction and opened for operations in Fall 2018 and Fall 2019 and increased variable payments at various ACE same store properties. We anticipate ground/facility leases expense will increase in 2019 as compared to 2018, primarily as a result of the timing of new ACE projects being placed into service, the conversion of one owned property to the OCPP structure in January 2019, and improved performance at various ACE same store properties.

Loss (Gain) from Disposition of Real Estate

During the nine months ended September 30, 2019, we sold one owned property containing 544 beds, resulting in a net loss from disposition of real estate of approximately $0.3 million. During the nine months ended September 30, 2018, we sold a portfolio of three owned properties containing 1,338 beds, resulting in a net gain from disposition of real estate of approximately $42.3 million. Refer to Note 4 in the accompanying Notes to the Consolidated Financial Statements contained in Item 1.

Provision for Real Estate Impairment

During the nine months ended September 30, 2019, we recorded an impairment charge of $3.2 million for one owned property serving students attending Florida A&M University, which was classified as held for sale as of March 31, 2019 and was sold in May 2019.

Other Operating Income

During the nine months ended September 30, 2018, we recorded a $2.6 million gain related to cash proceeds received from a litigation settlement.

Interest Income

Interest income decreased by approximately $0.8 million, from $3.7 million during the nine months ended September 30, 2018, to $2.9 million for the nine months ended September 30, 2019. The decrease was primarily due to the planned forgiveness of loans receivable resulting from the unwinding of a New Market Tax Credit ("NMTC") structure at one of the Company's owned properties in 2018. We anticipate interest income to decrease for the full year 2019 as compared to 2018 due to the 2018 unwinding of the NMTC structure at one of the Company’s owned properties.

Interest Expense

Interest expense increased by approximately $10.2 million, from $72.2 million during the nine months ended September 30, 2018, to $82.4 million for the nine months ended September 30, 2019. The increase was primarily due to $6.8 million of additional interest expense due to the timing of borrowings under our unsecured revolving credit facility during the respective nine month periods, $5.6 million in additional interest expense incurred in the current year related to the issuance of $330 million in mortgage debt as part of the ACC / Allianz Joint Venture Transaction which closed in May 2018, and a $4.1 million increase in interest expense related to our $400 million offering of unsecured notes in June 2019. These increases were offset by a $4.3 million decrease in term loan interest expense due to the pay-off of $450 million of term loans in 2018, a $1.0 million decrease due to the unwinding of an NMTC structure at one of the Company’s owned properties, and a $0.6 million decrease in default interest related to a property that was transferred to the lender in settlement of the property’s mortgage loan in July 2019.

Amortization of Deferred Financing Costs

Amortization of deferred financing costs decreased by approximately $1.0 million, from $4.7 million during the nine months ended September 30, 2018 to $3.7 million for the nine months ended September 30, 2019. The decrease was primarily due to $0.9 million of accelerated amortization recorded in the prior year related to the pay-off of $450 million of term loan debt in May 2018. We anticipate amortization of deferred finance costs will decrease in 2019, as increases related to offerings of unsecured debt in 2019 will be more than offset by the 2018 accelerated amortization related to the pay-off of term loan debt.

Gain (Loss) from Extinguishment of Debt

During the nine months ended September 30, 2019, we recognized a $21.0 million gain on the extinguishment of debt associated with a property that was transferred to the lender in settlement of the property’s mortgage loan in July 2019. During the nine months ended September 30, 2018, we incurred approximately $0.8 million of losses associated with the early pay-off of mortgage loans in connection with the sale of one owned property and one owned property included in the ACC / Allianz Joint Venture Transaction.

Other Nonoperating Income

During the nine months ended September 30, 2018, we recognized a $0.6 million gain on an insurance settlement due to hail damage at one of our owned properties. The gain represents insurance proceeds received in excess of the net book value of the assets written off as a result of the damage.

Income Tax Provision

Income tax provision decreased by approximately $1.1 million from $2.1 million during the nine months ended September 30, 2018, to $1.0 million for the nine months ended September 30, 2019. The decrease was primarily due to estimated state income tax recorded in the prior year related to a taxable gain resulting from the ACC / Allianz Joint Venture Transaction.

Net (Income) Loss Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests represents consolidated joint venture partners’ share of net income, as well as net income allocable to holders of Operating Partnership units. The increase in this item as compared to the prior year is primarily due to the closing of the ACC / Allianz Joint Venture Transaction in May 2018.

Liquidity and Capital Resources

Cash Balances and Cash Flows

As of September 30, 2019, we had $85.8 million in cash and cash equivalents and restricted cash as compared to $106.5 million in cash and cash equivalents and restricted cash as of December 31, 2018.  Restricted cash primarily consists of escrow accounts held by lenders, resident security deposits as required by law in certain states, and funds held in escrow in connection with potential acquisition and development opportunities.  The following discussion relates to changes in cash due to operating, investing and financing activities, which are presented in our consolidated statements of cash flows included in Item 1.

Operating Activities: For the nine months ended September 30, 2019, net cash provided by operating activities was approximately $273.7 million, as compared to approximately $266.9 million for the nine months ended September 30, 2018, an increase of $6.8 million.  This increase in cash flows was due to operating cash flows from the completion of construction of owned development properties and presale development properties in Fall 2018 and 2019 as well as the timing of collections of student contracts receivable. This increase was offset by the timing of property tax payments for owned properties, the sale of properties in 2018 and 2019, and a $13.2 million interest rate swap termination payment made in June 2019.

Investing Activities:  Investing activities utilized approximately $407.1 million and $216.1 million for the nine months ended September 30, 2019 and 2018, respectively.  The $191.0 million increase in cash utilized in investing activities was primarily due to a $233.4 million decrease in proceeds from disposition of a three property portfolio in 2018 as compared to one property in 2019. This decrease in proceeds was offset by (i) a $22.8 million decrease in cash used to fund the construction of our owned development properties; (ii) an $18.0 million decrease in cash used for the acquisition of land parcels; and (iii) a $3.5 million decrease in cash used to fund capital expenditures at our owned and on-campus participating properties.

Financing Activities: For the nine months ended September 30, 2019, net cash provided by financing activities totaled approximately $112.7 million as compared to net cash utilized by financing activities of $25.1 million for the nine months ended September 30, 2018. The $137.8 million increase in cash provided by financing activities was primarily a result of the following: (i) $398.8 million in proceeds from the issuance of unsecured notes in June 2019; (ii) a $450.0 million decrease in the pay-off of unsecured term loans; (iii) a $143.6 million decrease in distributions to noncontrolling interests as a result of the closing of the mortgage loans associated with the Allianz Joint Venture in May 2018; and (iv) a $133.8 million decrease in cash used to pay off mortgage and construction debt including defeasance costs. These increases were partially offset by: (i) a $378.7 million decrease in proceeds from noncontrolling interests as a result of the Allianz Joint Venture in May 2018; (ii) a $330.0 million decrease in proceeds from mortgage loans; (iii) a $174.5 million decrease in net proceeds on our revolving credit facility; (iv) a $58.1 million decrease in proceeds from construction loans; (v) a $33.6 million increase in funds paid to increase our ownership of consolidated subsidiaries; (vi) a $6.4 million increase in distributions to common and restricted stockholders; and (vii) a $5.8 million increase in payments of debt issuance costs.

Liquidity Needs, Sources and Uses of Capital

As of September 30, 2019, our short-term liquidity needs included, but were not limited to, the following: (i) anticipated distribution payments to our common and restricted stockholders totaling approximately $260.1 million based on an assumed annual cash distribution of $1.88 per share and the number of our shares outstanding as of September 30, 2019; (ii) anticipated distribution payments to our Operating Partnership unitholders totaling approximately $0.9 million based on an assumed annual distribution of $1.88 per common unit and a cumulative preferential per annum cash distribution rate of 5.99% on our Preferred OP Units based on the number of units outstanding as of September 30, 2019; (iii) estimated development costs over the next 12 months totaling approximately $338.6 million for our owned properties currently under construction; (iv) a $48.7 million obligation to purchase one property subject to a presale arrangement (see Note 13 in the accompanying Notes to the Consolidated Financial Statements contained in Item 1); (v) an obligation to increase our investment in two joint ventures, resulting in a funding commitment of approximately $130.2 million (see Note 13 in the accompanying Notes to the Consolidated Financial Statements contained in Item 1); (vi) the pay-off of approximately $34.6 million of outstanding fixed rate mortgage debt scheduled to mature during the next 12 months; and (vii) potential future property or land acquisitions, and commencement of construction of owned development projects, including mezzanine financed developments.

We expect to meet our short-term liquidity requirements by: (i) utilizing current cash on hand and net cash provided by operations; (ii) borrowing under our existing revolving credit facility; (iii) accessing the unsecured bond market; (iv) exercising debt extension options to the extent they are available; (v) issuing securities, including common stock, under our ATM Equity Program discussed more fully in Note 7 in the accompanying Notes to Consolidated Financial Statements contained in Item 1, or otherwise; and (vi) potentially disposing of properties and/or entering into joint venture arrangements, depending on market conditions. Our ability to obtain additional financing will depend on a variety of factors such as market conditions, the general availability of credit, the overall availability of credit to the real estate industry, our credit ratings and credit capacity, as well as the perception of lenders regarding our long or short-term financial prospects.

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

On October 30, 2019, our Board of Directors declared a distribution per share of $0.47, which will be paid on November 22, 2019 to all common stockholders of record as of November 11, 2019.  At the same time, the Operating Partnership will pay an equivalent amount per unit to holders of Common OP Units, as well as the quarterly cumulative preferential distribution to holders of Preferred OP Units.

Indebtedness

The amounts below exclude net unamortized debt premiums and discounts related to mortgage loans assumed in connection with property acquisitions, original issue discounts (“OID”s), and deferred financing costs (see Note 6 in the accompanying Notes to the Consolidated Financial Statements contained in Item 1). A summary of our consolidated indebtedness as of September 30, 2019 is as follows:

	Amount	% of Total	Weighted Average Rates (1)	Weighted Average Maturities
Secured	$821,813	24.4%	4.6%	6.2 Years
Unsecured	2,552,100	75.6%	3.5%	4.4 Years
Total consolidated debt	$3,373,913	100.0%	3.8%	4.8 Years

Fixed rate debt
Secured
Project-based taxable bonds	$23,215	0.7%	7.6%	5.1 Years
Mortgage	720,779	21.4%	4.5%	5.4 Years
Unsecured
April 2013 Notes	400,000	11.9%	3.8%	3.5 Years
June 2014 Notes	400,000	11.9%	4.1%	4.8 Years
September 2015 Notes	400,000	11.9%	3.4%	1.0 Years
October 2017 Notes	400,000	11.9%	3.6%	8.1 Years
June 2019 Notes	400,000	11.9%	3.3%	6.8 Years
Total - fixed rate debt	2,743,994	81.6%	3.9%	5.0 Years

Variable rate debt:
Secured
Mortgage and construction	77,819	2.3%	4.9%	13.5 Years
Unsecured
Term loans	200,000	5.8%	3.1%	2.7 Years
Unsecured revolving credit facility	352,100	10.3%	3.2%	2.5 Years
Total - variable rate debt	629,919	18.4%	3.4%	3.9 Years
Total consolidated debt	$3,373,913	100.0%	3.8%	4.8 Years

(1)	Represents stated interest rate and does not include the effect of the amortization of deferred financing costs, debt premiums and discounts, OIDs, and interest rate swap terminations.

In October 2019, the Company entered into an interest rate swap to convert $37.5 million of a $40.8 million variable rate mortgage loan at one of its on-campus participating properties to a fixed rate. Additionally, in October 2019, the Company entered into an interest rate swap to convert $100 million of its unsecured term loan to a fixed rate.

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

We also believe it is meaningful to present a measure we refer to as FFO-Modified, or FFOM, which reflects certain adjustments related to the economic performance of our on-campus participating properties, the elimination of transaction costs, and other items, as we determine in good faith. Under our participating ground leases, we and the participating university systems each receive 50% of the properties’ net cash available for distribution after payment of operating expenses, debt service (which includes significant amounts towards repayment of principal), and capital expenditures.  A substantial portion of our revenues attributable to these properties is reflective of cash that is required to be used for capital expenditures and for the amortization of applicable property indebtedness. These amounts do not increase our economic interest in these properties or otherwise benefit us since our interest in the properties terminates upon the repayment of the applicable property indebtedness.  Therefore, unlike the ownership of our owned properties, the unique features of our ownership interest in our on-campus participating properties cause the value of these properties to diminish over time.  For example, since the ground/facility leases under which we operate the participating properties require the reinvestment from operations of specified amounts for capital expenditures and for the repayment of debt while our interest in these properties terminates upon the repayment of the debt, such capital expenditures do not increase the value of the property to us and mortgage debt amortization only increases the equity of the ground lessor. Accordingly, we believe it is meaningful to modify FFO to exclude the operations of our on-campus participating properties and to consider their impact on our performance by including only that portion of our revenues from those properties that are reflective of our share of net cash flow and the management fees that we receive, both of which increase and decrease with the operating performance of the properties.  This narrower measure of performance measures our profitability for these properties in a manner that is similar to the measure of our profitability from our third-party services business where we similarly incur no initial or ongoing capital investment in a property and derive only consequential benefits from capital expenditures and debt amortization. We believe, however, that this narrower measure of performance is inappropriate in traditional real estate ownership structures where debt amortization and capital expenditures enhance the property owner’s long-term profitability from its investment.

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

During the quarter ended September 30, 2019, the Company updated the presentation of the calculation of FFO. Prior period amounts have been updated to conform to the current presentation. There were no changes to the FFO calculated or the underlying financial information used in the calculation.

The following table presents a reconciliation of our net income attributable to common stockholders to FFO and FFOM:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income (loss) attributable to ACC, Inc. and Subsidiaries common stockholders	$20,223	$(2,345)	$60,249	$69,591
Noncontrolling interests' share of net (loss) income	(887)	(392)	665	(88)
Joint venture partners' share of FFO	(1,175)	(1,563)	(6,856)	(2,100)
Loss (gain) from disposition of real estate	—	—	282	(42,314)
Elimination of provision for real estate impairment	—	—	3,201	—
Total depreciation and amortization	68,930	66,131	206,500	194,447
Corporate depreciation (1)	(1,135)	(1,261)	(3,528)	(3,420)
FFO attributable to common stockholders and OP unitholders	85,956	60,570	260,513	216,116

Elimination of operations of on-campus participating properties:
Net loss (income) from on-campus participating properties	424	436	(2,138)	(1,715)
Amortization of investment in on-campus participating properties	(2,289)	(1,962)	(6,334)	(5,856)
	84,091	59,044	252,041	208,545
Modifications to reflect operational performance of on-campus participating properties:
Our share of net cash flow (2)	353	644	2,063	2,232
Management fees and other	369	302	1,597	1,058
Contribution from on-campus participating properties	722	946	3,660	3,290

Transaction costs (3)	147	(232)	147	7,586
Elimination of (gain) loss from extinguishment of debt (4)	(20,992)	—	(20,992)	784
Elimination of gain from litigation settlement (5)	—	—	—	(2,648)
Elimination of FFO from property in receivership (6)	104	842	1,912	2,037
FFOM attributable to common stockholders and OP unitholders	$64,072	$60,600	$236,768	$219,594

FFO per share – diluted	$0.62	$0.44	$1.88	$1.56
FFOM per share – diluted	$0.46	$0.44	$1.71	$1.58
Weighted-average common shares outstanding – diluted	138,879,244	138,585,384	138,854,970	138,569,643

(1)	Represents depreciation on corporate assets not added back for purposes of calculating FFO.

(2)
50% of the properties’ net cash available for distribution after payment of operating expenses, debt service (including repayment of principal) and capital expenditures which is included in ground/facility leases expense in the consolidated statements of comprehensive income.

(3)
The three months ended September 30, 2019 amount represents transaction costs incurred in connection with the closing of one presale transaction in August 2019. The three months ended September 30, 2018 amount represents transaction costs incurred in connection with the closing of a presale transaction in August 2018, net of an adjustment to estimated state income tax related to a tax gain resulting from the ACC / Allianz real estate joint venture transaction in May 2018. The nine months ended September 30, 2018 amount includes the costs discussed above in addition to transaction costs incurred in connection with the closing of the ACC / Allianz real estate joint venture transaction.

(4)
Represents gains and losses associated with the extinguishment of mortgage loans due to real estate disposition transactions, including the sale of partial ownership interests in properties and the transfer of an owned property to the lender in satisfaction of the property's mortgage loan. Such costs are excluded from gains from disposition of real estate reported in accordance with GAAP.

(5)	Represents a gain related to cash proceeds received from a litigation settlement.

(6)	Represents FFO for an owned property that was transferred to the lender in July 2019 in settlement of the property's mortgage loan.

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

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	November 1, 2019

AMERICAN CAMPUS COMMUNITIES, INC.

By:	/s/ Daniel B. Perry

Daniel B. Perry Executive Vice President, Chief Financial Officer, Treasurer and Secretary

By:	/s/ Kim K. Voss

Kim K. Voss Executive Vice President, Chief Accounting Officer, and Assistant Secretary

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	November 1, 2019

AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP LP
By:	American Campus Communities Holdings, LLC, its general partner
	By:	American Campus Communities, Inc., its sole member

	By:	/s/ Daniel B. Perry

Daniel B. Perry Executive Vice President, Chief Financial Officer, Treasurer and Secretary

	By:	/s/ Kim K. Voss

Kim K. Voss Executive Vice President, Chief Accounting Officer, and Assistant Secretary