Form 10-K
period 2019-12-31
AMERICAN CAMPUS COMMUNITIES INC; American Campus Communities Operating Partnership LP
filed 2020-02-27
CIK 1283630, 1357369

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2019.

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

(512) 732-1000
 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $.01 per share	ACC	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

American Campus Communities, Inc.	Yes	☒	No	☐
American Campus Communities Operating Partnership LP	Yes	☐	No	☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

American Campus Communities, Inc.	Yes	☐	No	☒
American Campus Communities Operating Partnership LP	Yes	☐	No	☒

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

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was $4,729,996,649 based on the last sale price of the common equity on June 30, 2019 which is the last business day of the Company’s most recently completed second quarter.

There were 137,404,752 shares of the Company’s common stock with a par value of $0.01 per share outstanding as of the close of business on February 21, 2020.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this report incorporates information by reference from the definitive Proxy Statement for the 2020 Annual Meeting of Stockholders.

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the year ended December 31, 2019 of American Campus Communities, Inc. and American Campus Communities Operating Partnership LP.  Unless stated otherwise or the context otherwise requires, references to “ACC” mean American Campus Communities, Inc., a Maryland corporation that has elected to be treated as a real estate investment trust (“REIT”) under the Internal Revenue Code, and references to “ACCOP” mean American Campus Communities Operating Partnership LP, a Maryland limited partnership.  References to the “Company,” “we,” “us,” or “our” mean collectively ACC, ACCOP, and those entities/subsidiaries owned or controlled by ACC and/or ACCOP.  References to the “Operating Partnership” mean collectively ACCOP and those entities/subsidiaries owned or controlled by ACCOP. The following chart illustrates the Company’s and the Operating Partnership’s corporate structure:

The general partner of ACCOP is American Campus Communities Holdings, LLC (“ACC Holdings”), an entity that is wholly-owned by ACC. As of December 31, 2019, ACC Holdings held an ownership interest in ACCOP of less than 1%. The limited partners of ACCOP are ACC and other limited partners consisting of current and former members of management and nonaffiliated third parties.  As of December 31, 2019, ACC owned an approximate 99.6% limited partnership interest in ACCOP.  As the sole member of the general partner of ACCOP, ACC has exclusive control of ACCOP’s day-to-day management.  Management operates the Company and the Operating Partnership as one business. The management of ACC consists of the same members as the management of ACCOP. The Company is structured as an umbrella partnership REIT (“UPREIT”), and ACC contributes all net proceeds from its various equity offerings to the Operating Partnership. In return for those contributions, ACC receives a number of units of ACCOP (“OP Units,” see definition below) equal to the number of common shares it has issued in the equity offering. Contributions of properties to the Company can be structured as tax-deferred transactions through the issuance of OP Units in ACCOP.  Based on the terms of ACCOP’s partnership agreement, OP Units can be exchanged for ACC’s common shares on a one-for-one basis. The Company maintains a one-for-one relationship between the OP Units of ACCOP issued to ACC and ACC Holdings and the common shares issued to the public. The Company believes that combining the reports on Form 10-K of the Company and the Operating Partnership into this single report provides the following benefits:

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

FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2019

PART I
Item 1.  Business

Overview

American Campus Communities, Inc. (“ACC”) is a real estate investment trust (“REIT”) that commenced operations effective with the completion of an initial public offering (“IPO”) on August 17, 2004. Through ACC’s controlling interest in American Campus Communities Operating Partnership LP (“ACCOP”), ACC is one of the largest owners, managers, and developers of high quality student housing properties in the United States in terms of beds owned and under management. ACC is a fully integrated, self-managed, and self-administered equity REIT with expertise in the acquisition, design, financing, development, construction management, leasing, and management of student housing properties. ACC’s common stock is publicly traded on the New York Stock Exchange (“NYSE”) under the ticker symbol “ACC.”

The general partner of ACCOP is American Campus Communities Holdings, LLC (“ACC Holdings”), an entity that is wholly-owned by ACC. As of December 31, 2019, ACC Holdings held an ownership interest in ACCOP of less than 1%. The limited partners of ACCOP are ACC and other limited partners consisting of current and former members of management and nonaffiliated third parties.  As of December 31, 2019, ACC owned an approximate 99.6% limited partnership interest in ACCOP.  As the sole member of the general partner of ACCOP, ACC has exclusive control of ACCOP’s day-to-day management.  Management operates ACC and ACCOP as one business.  The management of ACC consists of the same members as the management of ACCOP.  ACC consolidates ACCOP for financial reporting purposes, and ACC does not have significant assets other than its investment in ACCOP.  Therefore, the assets and liabilities of ACC and ACCOP are the same on their respective financial statements. References to the “Company,” “we,” “us” or “our” mean collectively ACC, ACCOP and those entities/subsidiaries owned or controlled by ACC and/or ACCOP.  References to the “Operating Partnership” mean collectively ACCOP and those entities/subsidiaries owned or controlled by ACCOP.

As of December 31, 2019, our total owned and third-party managed portfolio included 203 properties with approximately 139,300 beds.

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

Operating Segments

We define business segments by their distinct customer base and service provided. We have identified four reportable segments:
Owned Properties, On-Campus Participating Properties, Development Services and Property Management Services. For a detailed financial analysis of our segments’ results of operations and financial position, please refer to Note 16 in the accompanying Notes to Consolidated Financial Statements contained in Item 8.

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

Owned Properties:  Our off-campus properties are generally located in close proximity to the school campus, generally with pedestrian, bicycle, or university shuttle access.  Off-campus housing tends to offer more relaxed rules and regulations than on-campus housing, resulting in off-campus housing being generally more appealing to upper-classmen.  We believe that the support of colleges and universities can be beneficial to the success of our owned properties.  We actively seek to have these institutions recommend our facilities to their students or to provide us with mailing lists so that we may directly market to students and parents.  In some cases, the institutions actually promote our off-campus facilities in their recruiting and admissions literature.  In cases where the educational institutions do not provide mailing lists or recommendations for off-campus housing, most provide comprehensive lists of suitable properties to their students, and we continually work to ensure that our properties are on these lists in each of the markets that we serve.

Off-campus housing is subject to competition for tenants with on-campus housing owned by colleges and universities, and vice versa.  Colleges and universities can generally avoid real estate taxes and borrow funds at lower interest rates than us (and other private sector operators), thereby decreasing their operating costs.  Residence halls owned and operated by the primary colleges and universities in the markets of our off-campus properties may charge lower rental rates, but typically offer fewer amenities than we offer at our properties.  Additionally, most universities are only able to house a small percentage of their overall enrollment and are therefore highly dependent upon the off-campus market to provide housing for their students.  High-quality, well run off-campus student housing can be a critical component to an institution’s ability to attract and retain students.  Therefore, developing and maintaining good relationships with educational institutions can result in a privately owned off-campus facility becoming, in effect, an extension of the institution’s housing program, with the institution providing highly valued references and recommendations to students and parents.

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

In 2018, we expanded our ACE program and executed an agreement to develop a ten-phase purpose-built housing project serving student interns participating in the highly competitive Disney College Program.  This project offers natural synergies with our other ACE projects and exploits our core competency of housing college students.  The project will serve the highly competitive student internship program, which has been part of Walt Disney World® Resort for almost 40-years. The $614.6 million living-learning community will include ACC-designed units offering a variety of configurations and price points providing privacy and individuality for college student participants. The development will also include a centralized 25,000-square-foot Disney Education Center located on site, offering college accredited coursework allowing participants to earn credit hours transferable to their respective universities.

On-Campus Participating Properties:  Our On-Campus Participating Properties segment includes six on-campus properties that are operated under long-term ground/facility leases with three university systems. Under our ground/facility leases, we receive an annual distribution representing 50% of these properties’ net cash flows, as defined in the ground/facility lease agreements.  We also manage these properties under long-term management agreements and are paid management fees equal to a percentage of defined gross receipts.

Our on-campus participating properties are susceptible to some of the same risks as our owned properties, including: (i) seasonality in rents; (ii) annual re-leasing that is highly dependent on marketing and university admission policies; and (iii) competition for tenants from other on-campus housing operated by educational institutions or other off-campus properties.

Third-Party Services

Our third-party services consist of development services and management services and are typically provided to university and college clients.  Fee revenue earned from this business segment allows us to develop strong and key relationships with colleges and universities. We believe these services continue to provide synergies with respect to our ability to identify, close, and successfully operate student housing properties. While management evaluates the operational performance of our third-party services based on the distinct segments identified below, at times we also evaluate these segments on a combined basis.

Development Services:  Our Development Services segment consists of development and construction management services that we provide through one of our taxable REIT subsidiaries (“TRSs”) for student housing properties owned by universities, 501(c)3 foundations, and others. Our clients have included some of the nation's most prominent systems of higher education.  These services range from short-term consulting projects to long-term full-scale development and construction projects.  We typically provide these services to colleges and universities seeking to modernize their on-campus student housing properties, and we are sometimes retained to manage these properties following their opening.  They look to us to bring our student housing experience and expertise to ensure they develop marketable, functional and financially sustainable facilities.  Educational institutions usually seek to build housing that will enhance their recruitment and retention of students while facilitating their academic objectives.  Most of these development service contracts are awarded via a competitive request for proposal (“RFP”) process that qualifies developers based on their overall capability to provide specialized student housing design, development, construction management, financial structuring and property management services.  Our development services typically include pre-development, design and financial structuring services.  Our pre-development services typically include feasibility studies for third-party owners and design services.  Feasibility studies include an initial feasibility analysis, review of conceptual design and assistance with master planning.  Some of the documents produced in this process include the conceptual design documents, preliminary development and operating budgets, cash flow projections and a preliminary market assessment.  Our design services include coordination with the architect and other members of the design team, review of construction plans and assistance with project due diligence and project budgets.

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

Our Commitment to Environmental, Social and Governance Factors (“ESG”)

Since its formation, the Company has aspired to high standards of ethics, transparency, governance, labor practices, resident engagement, developing and operating efficient and sustainable communities, and being a good business partner. Formalizing this long-term initiative, in 2018 and continuing in 2019, we created an Environmental, Social and Governance (“ESG”) Committee comprised of employees of the Company, including the our president, and engaged a third-party ESG consultant to assist in the assessment of priorities and communication strategies.

During 2019, the ESG committee and consultant completed an ESG evaluation of certain of our existing practices and issued a Letter of Commitment to ESG, which is available on the Company’s website, www.americancampus.com.  The information contained on our website, including the Letter of Commitment to ESG, is not a part of or incorporated into this report.

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

Employees

As of December 31, 2019, we had approximately 3,096 employees, consisting of:

•	approximately 1,842 on-site employees in our owned properties segment, including 692 Resident Assistants;

•	approximately 109 on-site employees in our on-campus participating properties segment, including 48 Resident Assistants;

•	approximately 936 employees in our property management services segment, including 731 on-site employees and 205 corporate office employees;

•	approximately 61 corporate office employees in our development services segment; and

•	approximately 148 executive, corporate administration and financial personnel.

Our employees are not currently represented by a labor union.

Offices and Access to SEC Filings

Our principal executive offices are located at 12700 Hill Country Boulevard, Suite T-200 Austin, TX 78738. Our telephone number at that location is (512) 732-1000.

We file our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and other reports required by Sections 13(a) and 15(d) of the Securities Exchange Act of 1934 with the SEC.  The SEC maintains website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.  The address of that website is www.sec.gov.

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Securities Act of 1934, as amended, are available free of charge in the "Investor Relations" section of our website, www.americancampus.com, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.  Our website also contains copies of our Corporate Governance Guidelines and Code of Business Ethics as well as the charters of our Nominating and Corporate Governance, Audit, Compensation and Risk committees.  The information on our website is not part of this filing.

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

Changes in university admission policies could adversely affect us. For example, if a university reduces the number of student admissions or requires that a certain class of students, such as freshmen, live in a university-owned facility, the demand for our properties may be reduced and our occupancy rates may decline. While we may engage in marketing efforts to compensate for such changes in admission policy, we may not be able to affect such marketing efforts prior to the commencement of the annual lease-up period or at all.

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

As of December 31, 2019, we were in the process of constructing three owned properties. These properties are subject to the various risks relating to properties that are under construction referred to elsewhere in these risk factors, including the risks that any such project may experience cost overruns or may not be completed on time. Additionally, if we do not complete the construction of properties on schedule, we may be required to provide alternative housing to the students with whom we have signed leases, which would result in our incurring significant expenses, and may result in students attempting to terminate their leases, which may adversely affect occupancy at such properties for the applicable academic year.

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

Tax laws may continue to change at any time, and any such legislative or other actions could have a negative effect on us.

Tax laws remain under constant review by persons involved in the legislative process, at the Internal Revenue Service and the U.S. Department of Treasury, and by various state and local tax authorities. Future changes in tax laws, including to the administrative interpretations thereof or to the enacted tax rates, or new pronouncements relating to accounting for income taxes, could adversely affect us in a number of ways, including making it more difficult or more costly for us to qualify as a REIT.

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

Our collection, processing, storage, use and transmission of personal data could give rise to liabilities as a result of governmental regulation, conflicting legal requirements, differing views on data privacy or security breaches.

We collect, process, store, use and transmit a large volume of personal data, including, for example, to process lease transactions for our residents. Personal data is increasingly subject to legal and regulatory protections, which vary widely in approach and which possibly conflict with one another. In recent years, for example, U.S. legislators and regulatory agencies such as the Federal Trade Commission, as well as U.S. states, have increased their focus on protecting personal data by law and regulation, and have increased enforcement actions for violations of privacy and data protection requirements. The European Commission also has adopted the General Data Protection Regulation (GDPR). These data protection laws and regulations are intended to protect the privacy and security of personal data. Implementation of and compliance with these laws and regulations may be more costly or take longer than we anticipate, or could otherwise adversely affect our business operations, which could negatively impact our financial position or cash flows. Additionally, media coverage of data breaches has escalated, in part because of the increased number of enforcement actions, investigations and lawsuits. As this focus and attention on privacy and data protection increases, we also risk exposure to potential liabilities and costs resulting from the compliance with, or any failure to comply with, applicable legal requirements, conflicts among these legal requirements or differences in approaches to privacy and security of personal data. Our business could be materially adversely affected by our inability, or the inability of our vendors who receive personal data from us, to comply with legal obligations regarding the use of personal data and new data handling requirements that conflict with or negatively impact our business practices.

A cybersecurity incident and other technology disruptions could negatively impact our business, our relationships and our reputation.

We use computers in substantially all aspects of our business operations. We also use mobile devices, social networking and other online activities to connect with our employees, suppliers and residents. Such uses give rise to cybersecurity risks, including security breach, espionage, system disruption, theft and inadvertent release of information. Our business involves the storage and transmission of numerous classes of sensitive and/or confidential information and intellectual property, including residents’ and suppliers’ personally identifiable information (PII), private information about employees, and financial and strategic information about us. Further, as we pursue our strategy to grow through development and acquisitions and to pursue new initiatives to improve our operations, we are also expanding our information technologies, resulting in a larger technological presence and corresponding exposure to cybersecurity risk. As our reliance on technology has increased, so have the risks posed to our systems, both internal and those we have outsourced to third party service providers. In addition, information security risks have generally increased in recent years due to the rise in new technologies and the increased sophistication and activities of cybercriminals who attempt to compromise our systems. We are periodically subject to these threats and intrusions, and sensitive or material information could be compromised as a result. The costs of any investigation of such incidents, as well as any remediation related to these incidents, may be material. The theft, destruction, loss, misappropriation or release of sensitive and/or confidential information or intellectual property, or interference with our information technology systems or the technology systems of third-parties on which we rely, could result in business disruption, negative publicity, brand damage, violation of privacy laws, loss of residents, potential liability and competitive disadvantage, any of which could result in a material adverse effect on our financial condition or results of operations.

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

We are engaged in a multi-year implementation of an ERP system, which includes certain functionality that is being designed internally, and which is in the process of being deployed in phases. The new ERP system replaces multiple current business systems and maintains books and records, records transactions and provides important information related to the operations of our business to our management. The implementation of the new ERP system has required, and will continue to require, the investment of significant personnel and financial resources. While we have invested, and will continue to invest, significant resources in planning and project management, implementation issues may arise during the course of the full deployment of the new ERP system, and it is possible we may experience delays, increased costs and other difficulties not presently contemplated.  Any disruptions, delays or deficiencies in the design and implementation of the new ERP system could have a material adverse effect on our financial condition and results of operations.

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

As of December 31, 2019, our total consolidated indebtedness was approximately $3.4 billion (excluding unamortized mortgage debt premiums and discounts and original issue discounts). Our debt service obligations expose us to the risk of default and reduce or eliminate cash resources that are available to operate our business or pay distributions that are necessary to maintain our qualification as a REIT. There is no limit on the amount of indebtedness that we may incur except as provided by the covenants in our corporate-level debt. We may incur additional indebtedness to fund future property development, acquisitions and other working capital needs, which may include the payment of distributions to our security holders. The amount available to us and our ability to borrow from time to time under our corporate-level debt is subject to certain conditions and the satisfaction of specified financial and other covenants. If the income generated by our properties and other assets fails to cover our debt service, we would be forced to reduce or eliminate distributions to our stockholders and may experience losses.

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

As of December 31, 2019, we had outstanding approximately $761.6 million of fixed and variable rate debt that was indexed to the London Interbank Offered Rate (“LIBOR”). It is unclear whether LIBOR will continue to be calculated or published as a reference rate/benchmark after 2021. To address the potential for LIBOR’s cessation, the Federal Reserve Board and the Federal Reserve Bank of New York (FRBNY), in coordination with multiple other regulators and large industry participants, convened the Alternative Reference Rates Committee (“ARRC”). The ARRC has identified the Secured Overnight Financing Rate (SOFR) as the preferred successor rate for LIBOR. We are closely monitoring the progress of the phase-out of LIBOR and incorporating relatively standardized fallback language into our LIBOR-indexed debt documents for transitioning to an alternative index (which is defined to be the index that becomes generally used by lenders and other market participants) and a spread adjustment mechanism to prevent lenders from receiving a lower rate upon transition, but not all of our documents have such provisions and there is significant uncertainty with respect to how the phase-out will be implemented and what alternative index will be adopted, which will ultimately be determined by the market as a whole. It therefore remains uncertain how such changes will be implemented and the effects such changes would have on us and the financial markets generally, and these changes may have a material adverse impact on the availability of financing and on our financing costs.

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

There is significant uncertainty surrounding the futures of Fannie Mae and Freddie Mac. Through their lender originator networks, Fannie Mae and Freddie Mac are significant lenders both to us and to buyers of our properties. Fannie Mae and Freddie Mac have a mandate to support multifamily housing through their financing activities and any changes to their mandates, further reductions in their size or the scale of their activities, or loss of their key personnel could have a significant adverse impact on us and may, among other things, lead to lower values for our assets and higher interest rates on our borrowings. Fannie Mae’s and Freddie Mac’s regulator has set overall volume limits on most of Fannie Mae’s and Freddie Mac’s lending activities. The regulator in the future could require Fannie Mae and Freddie Mac to focus more of their lending activities on small borrowers or properties the regulator deems affordable, which may or may not include our assets, which could also adversely impact us. In addition, during 2019, the Trump administration released a formal plan to overhaul the housing finance system and begin the process of removing Fannie Mae and Freddie Mac from government conservatorship, and there is uncertainty regarding the impact of these actions on us and buyers of our properties.

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

To qualify as a REIT, no more than 20% of the value of our total assets may consist of the securities of one or more taxable REIT subsidiaries, or TRSs. Certain of our activities, such as our third-party development, management and leasing services, must be conducted through a TRS for us to qualify as a REIT. In addition, certain non-customary services must be provided by a TRS or an independent contractor. If the revenues from such activities create a risk that the value of our TRS entities, based on revenues or otherwise, approaches the 20% threshold, we will be forced to curtail such activities or take other steps to remain under the 20% threshold. Since the threshold is based on value, it is possible that the IRS could successfully contend that the value of our TRS entities exceeds the threshold even if the TRS accounts for less than 20% of our consolidated revenues, income or cash flow. Five of our six on-campus participating properties and our third-party services are held by a TRS. Consequently, income earned from five of our six on-campus participating properties and our third-party services will be subject to regular federal income taxation and state and local income taxation where applicable, thus reducing the amount of cash available for distribution to our security holders. Our TRS entities’ income tax returns are subject to examination by federal, state and local tax jurisdictions, and the methodology used in determining taxable income or loss for those subsidiaries is therefore subject to challenge in any such examination.

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

We intend to operate in a manner that will allow us to qualify as a REIT for federal income tax purposes under the Internal Revenue Code. If we lose our REIT status, we will face serious tax consequences that would substantially reduce or eliminate the funds available for investment and for distribution to security holders for each of the years involved, because:

•	we would not be allowed a deduction for dividends to security holders in computing our taxable income and such amounts would be subject to federal income tax at regular corporate rates;

•	we also could be subject to increased state and local taxes; and

•	unless we are entitled to relief under applicable statutory provisions, we could not elect to be taxed as a REIT for four taxable years following the year during which we were disqualified.

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

Item 1B.  Unresolved Staff Comments

There were no unresolved comments from the staff of the SEC at December 31, 2019.

Item 2.   Properties

The following table presents certain summary information about our properties.  Our properties generally are modern facilities, and amenities at most of our properties include a swimming pool and a large community center featuring a fitness center, computer center, study areas, and a recreation room with billiards and other games. Some properties also have a jacuzzi/hot tub, volleyball courts, tennis courts, in-unit washers and dryers, and food service facilities.  Leases at our off-campus properties typically require 12 rental installments. Leases at our residence hall properties typically correspond to the university’s academic year and require nine or ten rental installments.

These properties are included in the Owned Properties and On-Campus Participating Properties segments discussed in Item 1 and Note 16 in the accompanying Notes to Consolidated Financial Statements contained in Item 8.  We own fee title to all of these properties except for properties subject to ground/facility leases and our on-campus participating properties, as discussed more fully in Note 14 in the accompanying Notes to Consolidated Financial Statements contained in Item 8.  All dollar amounts in this table and others herein, except share and per share amounts, are stated in thousands unless otherwise indicated.

Property (1)	Year Built (2)	Date Acquired/ Developed	Primary University Served	Typical Number of Rental Payments/ Year	Year Ended December 31, 2019 Revenue (3)		Average Monthly Base Rental Revenue/ Bed (4)		# of Units	# of Beds

OWNED PROPERTIES
Same Store Owned Properties: (5)
The Callaway House - College Station	1999	Mar-01	Texas A&M University	9	$9,092	(6)	$1,576	(6)	173	538
The Village at Science Drive	2000	Nov-01	The University of Central Florida	12	6,625		730		192	732
University Village at Boulder Creek	2002	Aug-02	The University of Colorado at Boulder	12	4,102		1,075		82	309
University Village - Fresno	2004	Aug-04	California State University - Fresno	12	2,941		568		105	406
University Village - Temple	2004	Aug-04	Temple University	12	6,592		718		220	749
University Club Apartments	1999	Feb-05	University of Florida	12	2,549		547		94	376
City Parc at Fry Street	2004	Mar-05	University of North Texas	12	3,503		692		136	418
Entrada Real	2000	Mar-05	University of Arizona	12	2,390		578		98	363
University Village at Sweethome	2005	Aug-05	State University of New York at Buffalo	12	7,178		707		269	828
University Village - Tallahassee	1991	Mar-06	Florida State University	12	4,482		541		217	716
Royal Village - Gainesville	1996	Mar-06	University of Florida	12	3,693		663		118	448
Royal Lexington	1994	Mar-06	The University of Kentucky	12	2,496		567		94	364
Raiders Pass	2001	Mar-06	Texas Tech University	12	4,041		417		264	828
Aggie Station	2003	Mar-06	Texas A&M University	12	2,927		535		156	450
The Outpost - San Antonio	2005	Mar-06	University of Texas – San Antonio	12	6,250		630		276	828
Callaway Villas	2006	Aug-06	Texas A&M University	12	4,505		547		236	704
The Village on Sixth Avenue	1999	Jan-07	Marshall University	12	3,504		459		248	752
Newtown Crossing	2005	Feb-07	University of Kentucky	12	7,221		632		356	942
Olde Towne University Square	2005	Feb-07	University of Toledo	12	3,837		598		224	550
Peninsular Place	2005	Feb-07	Eastern Michigan University	12	3,341		565		183	478
University Centre	2007	Aug-07	Rutgers University, NJIT	12	7,789		865		234	838
The Summit & Jacob Heights	2004	Jun-08	Minnesota State University	12	5,210		455		258	930
GrandMarc Seven Corners	2000	Jun-08	University of Minnesota	12	4,819		657		186	440
Aztec Corner	2001	Jun-08	San Diego State University	12	5,890		775		180	606
The Tower at Third	1973	Jun-08	University of Illinois	12	3,414		732		188	375
Willowtree Apartments and Tower	1970	Jun-08	University of Michigan	12	6,894		659		473	851

Property (1)	Year Built (2)	Date Acquired/ Developed	Primary University Served	Typical Number of Rental Payments/ Year	Year Ended December 31, 2019 Revenue (3)		Average Monthly Base Rental Revenue/ Bed (4)		# of Units	# of Beds
University Pointe	2004	Jun-08	Texas Tech University	12	$4,152		$508		204	682
University Trails	2003	Jun-08	Texas Tech University	12	4,213		503		240	684
Campus Trails	1991	Jun-08	Mississippi State University	12	2,336		431		156	480
University Crossings (ACE)	2003	Jun-08	Drexel University	12	12,281		897		260	1,016
Vista del Sol (ACE)	2008	Aug-08	Arizona State University	12	19,651		793		613	1,866
Villas at Chestnut Ridge	2008	Aug-08	State Univ. of New York at Buffalo	12	5,371		790		196	552
Barrett Honors College (ACE)	2009	Aug-09	Arizona State University	10	15,788		982		604	1,721
Sanctuary Lofts	2006	Jul-10	Texas State University	12	4,628		731		201	487
The Edge - Charlotte	1999	Nov-10	UNC - Charlotte	12	5,112		605		180	720
University Walk	2002	Nov-10	UNC - Charlotte	12	3,540		607		120	480
Uptown	2004	Nov-10	University of North Texas	12	4,288		681		180	528
2nd Avenue Centre	2008	Dec-10	University of Florida	12	8,122		751		274	868
Villas at Babcock	2011	Aug-11	University of Texas – San Antonio	12	5,462		575		204	792
Lobo Village (ACE)	2011	Aug-11	University of New Mexico	12	6,042		567		216	864
Villas on Sycamore	2011	Aug-11	Sam Houston State University	12	5,001		568		170	680
26 West	2008	Dec-11	University of Texas at Austin	12	14,182		1,033		367	1,026
The Varsity	2011	Dec-11	University of Maryland	12	12,554		998		258	901
Avalon Heights	2002	May-12	University of South Florida in Tampa	12	6,620		709		210	754
University Commons	2003	Jun-12	Univ. of Minnesota in Minneapolis	12	4,500		607		164	480
Casas del Rio (ACE)	2012	Aug-12	University of New Mexico	10	4,608		573		283	1,028
The Suites (ACE)	2013	Aug-12	Northern Arizona University	10	6,376		768		439	878
Hilltop Townhomes (ACE)	2012	Aug-12	Northern Arizona University	12	5,431		749		144	576
U Club on Frey	2013	Aug-12	Kennesaw State University	12	7,600		728		216	864
Campus Edge on UTA Boulevard	2012	Aug-12	University of Texas - Arlington	12	3,602		623		128	488
U Club Townhomes on Marion Pugh	2012	Aug-12	Texas A&M University	12	4,218		562		160	640
Villas on Rensch	2012	Aug-12	State Univ. of New York at Buffalo	12	5,933		797		153	610
The Village at Overton Park	2012	Aug-12	Texas Tech University	12	3,891		524		163	612
Casa de Oro (ACE)	2012	Aug-12	Arizona State University	10	2,432		745		109	365
The Villas at Vista del Sol (ACE)	2012	Aug-12	Arizona State University	12	4,180		857		104	400
The Block	2008	Aug-12	The University of Texas at Austin	12	19,176		975		669	1,555
University Pointe at College Station (ACE)	2012	Sep-12	Portland State University	12	8,484		733		282	978
309 Green	2008	Sep-12	University of Illinois	12	4,001		777		110	416
The Retreat	2012	Sep-12	Texas State University	12	6,608		669		187	780
Lofts54	2008	Sep-12	University of Illinois	12	1,519		658		43	172
Campustown Rentals	1982	Sep-12	University of Illinois	12	3,566		442		264	746
Chauncey Square	2011	Sep-12	Purdue University	12	4,631		935		158	386
Texan & Vintage	2008	Sep-12	The University of Texas at Austin	12	3,993		981		124	311
The Castilian	1967	Sep-12	The University of Texas at Austin	10	8,895	(6)	1,571	(6)	371	623
Bishops Square	2002	Sep-12	Texas State University	12	2,642		657		134	315
Union	2006	Sep-12	Baylor University	12	753		594		54	120

Property (1)	Year Built (2)	Date Acquired/ Developed	Primary University Served	Typical Number of Rental Payments/ Year	Year Ended December 31, 2019 Revenue (3)		Average Monthly Base Rental Revenue/ Bed (4)		# of Units	# of Beds
922 Place	2009	Sep-12	Arizona State University	12	$4,969		$805		132	468
Campustown	1997	Sep-12	Iowa State University	12	9,021		569		452	1,217
River Mill	1972	Sep-12	University of Georgia	12	3,514		630		243	461
The Province - Greensboro	2011	Nov-12	UNC - Greensboro	12	5,313		638		219	696
RAMZ Apartments on Broad	2004	Nov-12	Virginia Commonwealth University	12	2,138		784		88	172
The Lofts at Capital Garage	2000	Nov-12	Virginia Commonwealth University	12	920		515		36	144
25Twenty	2011	Nov-12	Texas Tech University	12	4,065		634		249	562
The Province - Louisville	2009	Nov-12	University of Louisville	12	6,685		632		366	858
The Province - Rochester	2010	Nov-12	Rochester Institute of Technology	12	7,863		795		336	816
5 Twenty Four and 5 Twenty Five Angliana	2010	Nov-12	University of Kentucky	12	7,245		565		376	1,060
The Province - Tampa	2009	Nov-12	University of South Florida	12	8,276		695		287	947
U Pointe Kennesaw	2012	Nov-12	Kennesaw State University	12	6,556		700		216	795
The Cottages of Durham	2012	Nov-12	University of New Hampshire	12	6,434		876		141	619
University Edge	2012	Dec-12	Kent State University	12	5,181		723		201	608
The Lodges of East Lansing	2012	Jul-13	Michigan State University	12	9,491		775		364	1,049
7th Street Station	2012	Jul-13	Oregon State University	12	2,960		757		82	309
The Callaway House - Austin	2013	Aug-13	The University of Texas at Austin	10	16,829	(6)	2,250	(6)	219	753
Manzanita Hall (ACE)	2013	Aug-13	Arizona State University	10	6,712		905		241	816
University View (ACE)	2013	Aug-13	Prairie View A&M University	10	2,418		742		96	336
U Club Townhomes at Overton Park	2013	Aug-13	Texas Tech University	12	2,975		546		112	448
601 Copeland	2013	Aug-13	Florida State University	12	2,827		801		81	283
The Townhomes at Newtown Crossing	2013	Aug-13	University of Kentucky	12	4,534		628		152	608
Chestnut Square (ACE)	2013	Sep-13	Drexel University	12	11,626		1,055		220	861
Park Point - Rochester	2008	Oct-13	Rochester Institute of Technology	12	9,706		777		300	924
U Centre at Fry Street	2012	Nov-13	University of North Texas	12	6,133		771		194	614
Cardinal Towne	2010	Nov-13	University of Louisville	12	5,005		638		255	545
Merwick Stanworth (ACE)	2014	Jul-14	Princeton University	12	7,794		1,166		325	595
Plaza on University	2014	Aug-14	University of Central Florida	12	15,259		798		364	1,313
U Centre at Northgate (ACE)	2014	Aug-14	Texas A&M University	12	6,072		630		196	784
University Walk	2014	Aug-14	University of Tennessee	12	4,344		685		177	526
U Club on Woodward	2014	Aug-14	Florida State University	12	8,382		734		236	944
Park Point - Syracuse	2010	Feb-15	Syracuse University	12	3,316		1,239		66	226
1200 West Marshall	2013	Mar-15	Virginia Commonwealth University	12	4,278		848		136	406
8 1/2 Canal Street	2011	Mar-15	Virginia Commonwealth University	12	5,093		762		160	540
Vistas San Marcos	2013	Mar-15	Texas State University	12	5,989		766		255	600
Crest at Pearl	2014	Jun-15	University of Texas at Austin	12	4,829		1,057		141	343
U Club Binghamton	2005	Jun-15	SUNY Binghamton University	12	12,394		803		326	1,272
Stadium Centre	2014	Jul-15	Florida State University	12	9,669		814		447	970
160 Ross	2015	Aug-15	Auburn University	12	5,777		751		182	642
The Summit at University City (ACE)	2015	Sep-15	Drexel University	12	17,262		1,023		351	1,315

Property (1)	Year Built (2)	Date Acquired/ Developed	Primary University Served	Typical Number of Rental Payments/ Year	Year Ended December 31, 2019 Revenue (3)	Average Monthly Base Rental Revenue/ Bed (4)	# of Units	# of Beds
2125 Franklin	2015	Sep-15	University of Oregon	12	$6,843	$738	192	734
University Crossings - Charlotte	2014	Aug-16	University of North Carolina - Charlotte	12	4,662	683	187	546
U Club on 28th	2016	Aug-16	University of Colorado	12	5,694	1,144	100	398
Currie Hall (ACE)	2016	Aug-16	University of Southern California	12	6,618	1,186	178	456
University Pointe (ACE)	2016	Aug-16	University of Louisville	12	3,929	610	134	531
Fairview House (ACE)	2016	Aug-16	Butler University	10	5,023	878	107	633
U Club Sunnyside	2016	Aug-16	West Virginia University	12	4,425	640	134	534
U Point	2016	Oct-16	Syracuse University	12	1,643	863	54	163
The Arlie	2016	Apr-17	University of Texas Arlington	12	4,731	661	169	598
TWELVE at U District	2014	Jun-17	University of Washington	12	8,770	1,412	283	384
The 515	2015	Aug-17	University of Oregon	12	5,063	866	183	513
State	2013	Aug-17	Colorado State University	12	5,976	690	220	665
The James	2017	Sep-17	University of Wisconsin - Madison	12	10,695	917	366	850
Bridges @ 11th	2015	Oct-17	University of Washington	12	5,062	1,803	184	258
Hub U District Seattle	2017	Nov-17	University of Washington	12	4,575	1,316	111	248
Tooker House (ACE)	2017	Aug-17	Arizona State University	10	13,467	924	429	1,594
SkyView (ACE)	2017	Aug-17	Northern Arizona University	12	5,993	751	163	626
University Square (ACE)	2017	Aug-17	Prairie View A&M University	10	3,428	774	143	466
U Centre on Turner	2017	Aug-17	University of Missouri	12	7,462	797	182	718
U Pointe on Speight	2017	Aug-17	Baylor University	12	4,442	526	180	700
21Hundred at Overton Park	2017	Aug-17	Texas Tech University	12	7,060	509	296	1,204
The Suites at Third	2017	Aug-17	University of Illinois	12	2,420	759	63	251
Callaway House Apartments	2017	Aug-17	University of Oklahoma	12	7,812	667	386	915
U Centre on College	2017	Aug-17	Clemson University	12	4,166	775	127	418
Subtotal - Same Store Owned Properties					$791,480	$757	27,963	86,111

New Owned Properties:
2018 and 2019 Completed Development Projects:
David Blackwell Hall (ACE)	2018	Aug-18	University of California, Berkeley	10	$10,807	$1,484	412	780
Gladding Residence Center (ACE)	2018	Aug-18	Virginia Commonwealth University	10	11,247	778	592	1,524
Irvington House (ACE)	2018	Aug-18	Butler University	10	4,615	775	197	648
The Edge - Stadium Centre	2018	Aug-18	Florida State University	12	3,942	757	111	413
Greek Leadership Village (ACE)	2018	Aug-18	Arizona State University	10	7,820	892	498	957
NAU Honors College (ACE)	2018	Aug-18	Northern Arizona University	10	4,390	722	318	636
U Club Townhomes at Oxford	2018	Aug-18	University of Mississippi	12	2,708	446	132	528
Hub Ann Arbor	2018	Aug-18	University of Michigan	12	4,994	1,319	124	310
Hub Flagstaff	2018	Aug-18	Northern Arizona University	12	5,790	832	198	591
Campus Edge on Pierce	2018	Aug-18	Purdue University	12	6,283	959	289	598
191 College	2019	Jul-19	Auburn University	12	2,035	840	127	495
LightView (ACE)	2019	Aug-19	Northeastern University	12	5,220	1,446	214	825

Property (1)	Year Built (2)	Date Acquired/ Developed	Primary University Served	Typical Number of Rental Payments/ Year	Year Ended December 31, 2019 Revenue (3)		Average Monthly Base Rental Revenue/ Bed (4)	# of Units	# of Beds
University of Arizona Honors College (ACE)	2019	Aug-19	University of Arizona	10	$4,709		$979	319	1,056
The Flex - Stadium Centre	2019	Aug-19	Florida State University	12	1,298		773	78	340
959 Franklin	2019	Sep-19	University of Oregon	12	1,556		955	230	443

Projects Under Development
Disney College Program Phases I-X (ACE) (7)	2020-23	Multiple	Walt Disney World® Resort	Various	—		n/a	2,614	10,440
Currie Hall Phase II (ACE)	2020	Aug-20	University of Southern California	12	—		n/a	95	272
Holloway Residences (ACE)	2020	Aug-20	San Francisco State University	12	—		n/a	169	584
Subtotal – New Owned Properties					$77,414		$907	6,717	21,440
TOTAL – OWNED PROPERTIES					$868,894	(8)	$768	34,680	107,551

ON-CAMPUS PARTICIPATING PROPERTIES
University Village & University Village Northwest at Prairie View (9)	1998	Aug-98	Prairie View A&M University	9	$13,260		$650	648	2,064
University Village at Laredo	1997	Aug-97	Texas A&M International University	9	1,665		719	84	250
University College at Prairie View	2001	Aug-00	Prairie View A&M University	9	9,159		645	756	1,470
Cullen Oaks	2003	Aug-01	The University of Houston	9	7,876		951	411	879
College Park	2014	Aug-14	West Virginia University	12	4,386		669	224	567
TOTAL - ON-CAMPUS PARTICIPATING PROPERTIES					$36,346		$705	2,123	5,230
GRAND TOTAL- ALL PROPERTIES					$905,240		$766	36,803	112,781

(1)
A number of our properties consist of two or more phases that are counted separately in the property portfolio numbers disclosed in Item 7 and Note 1 in the accompanying Notes to Consolidated Financial Statements contained in Item 8.

(2)	For properties with multiple phases, the year built represents the weighted average year based on the number of beds delivered each year.

(3)
Includes base rental revenue and other income, which includes, but is not limited to, utility income, damages, parking income, summer conference rent, application fees, income from retail tenants, etc. Other income also includes the provision for uncollectible accounts, which was reclassified from expenses to revenue as part of the adoption of the new lease accounting guidance on January 1, 2019.

(4)	Average monthly rental revenue per bed is calculated based upon our base rental revenue earned during the year ended December 31, 2019 divided by average monthly occupied beds over the lease term.

(5)
Our same store owned portfolio represents properties that were owned and operated by us for the full years ended December 31, 2018 and 2019, which are not conducting or planning to conduct substantial development, redevelopment or repositioning activities, and are not classified as held for sale as of December 31, 2019.

(6)	As rent at this property includes food services, revenue is not comparable to the other properties in this table.

(7)
Consists of ten phases that are counted as one property in the property portfolio numbers contained in Note 1 in the accompanying Notes to Consolidated Financial Statements contained in Item 8 and will be delivered from 2020 to 2023.

(8)
Excludes revenues from properties disposed of during the year ended December 31, 2019 and revenues from two land parcels with non-student housing structures that were acquired by the Company with the intention of ultimately demolishing them in order to build student housing projects. These projects are currently in predevelopment and generated revenues of approximately $0.9 million during the year ended December 31, 2019.

(9)
Consists of two properties, one of which was converted to the on-campus participating property ("OCPP") structure in January 2019, that are counted separately in the property portfolio numbers disclosed in Note 1.

Occupancy information for our property portfolio for the year ended and as of December 31, 2019 is set forth below:

	2019 Average Occupancy (1)	Occupancy as of December 31, 2019
OWNED PROPERTIES
Same-store Properties (2)	94.0%	97.0%
New Properties	83.6%	97.0%
TOTAL – OWNED PROPERTIES	93.1%	97.0%

ON-CAMPUS PARTICIPATING PROPERTIES	76.3%	98.3%

(1)
Average occupancy is calculated based on the average number of occupied beds for the year ended December 31, 2019 divided by total beds. For properties with typical lease terms shorter than 12 months, average occupancy includes the impact of significantly low occupancy during the summer months. Average occupancy for acquired properties and properties which commenced operations during 2019 is calculated based on the period these properties were owned by us and/or operational during 2019.

(2)
Our same store owned portfolio represents properties that were owned and operated by us for the full years ended December 31, 2018 and 2019, which are not conducting or planning to conduct substantial development, redevelopment or repositioning activities, and are not classified as held for sale as of December 31, 2019.

Item 3. Legal Proceedings

We are subject to various claims, lawsuits, and legal proceedings that have not been fully resolved and that have arisen in the ordinary course of business.  While it is not possible to ascertain the ultimate outcome of such matters, management believes that the aggregate amount of such liabilities, if any, in excess of amounts provided or covered by insurance, will not have a material adverse effect on our consolidated financial position or results of operations.  However, the outcome of claims, lawsuits, and legal proceedings brought against us are subject to significant uncertainty.  Therefore, although management considers the likelihood of such an outcome to be remote, the ultimate results of these matters cannot be predicted with certainty.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for the Registrant’s Common Equity and Related Stockholder Matters

The Company’s common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “ACC.”  As of February 21, 2020, there were approximately 154 holders of record, 52,230 beneficial owners of the Company’s common stock and 137,404,752 shares of common stock outstanding. The number of holders does not include individuals or entities who beneficially own shares that are held by a broker or clearing agency, but does include each such broker or clearing agency as one record holder.

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

	As of and for the year ended December 31,
	2019	2018	2017	2016	2015
Statements of Comprehensive Income Information
Owned property revenue (1) (2)	$880,709	$829,119	$741,909	$738,598	$708,018
Owned property operating expenses (2)	390,664	373,521	332,429	337,296	331,836
On-campus participating property revenue (2)	36,346	34,596	33,945	33,433	31,586
On-campus participating property operating expenses (2)	15,028	14,602	14,384	13,447	12,437
Third-party development and management services revenues	25,987	17,095	20,593	14,330	13,777
Third-party development and management services expenses	19,915	15,459	15,225	14,533	14,346
Total other operating expenses (3)	337,545	264,633	292,503	226,745	185,159
Net income	86,762	119,124	70,121	100,623	118,061
Net income attributable to noncontrolling interests	(1,793)	(2,029)	(1,083)	(1,562)	(2,070)
Net income attributable to ACC, Inc. and Subsidiaries common stockholders	84,969	117,095	69,038	99,061	115,991
Per Share and Distribution Data
Earnings per share:
Net income - basic	0.61	0.84	0.50	0.76	1.03
Net income - diluted	0.60	0.84	0.50	0.75	1.02
Cash distributions declared per common share / unit	1.87	1.82	1.74	1.66	1.58
Cash distributions declared	258,620	250,521	236,545	218,697	178,506
Balance Sheet Data
Total assets	$7,559,754	$7,038,846	$6,897,370	$5,865,913	$6,006,248
Secured mortgage, construction and bond debt	787,426	853,084	664,020	688,195	1,094,962
Term loans and revolving credit facility	624,821	586,069	774,644	248,365	666,619
Unsecured notes	1,985,603	1,588,446	1,585,855	1,188,737	1,186,700
Stockholders’ equity	3,294,676	3,481,051	3,484,985	3,444,985	2,770,196
Other Data
Cash flows provided by (used in)
Operating activities	$370,379	$376,621	$318,677	$306,057	$259,330
Investing activities	(416,140)	(335,812)	(977,772)	(38,465)	(236,138)
Financing activities	20,592	936	676,910	(270,969)	(29,857)
Funds from operations (“FFO”) (4)	350,292	329,436	317,358	292,597	271,381
Funds from operations - modified (“FFOM”) (4)	336,172	319,837	317,886	297,694	269,259
Property Data
Owned properties	167	170	169	154	162
Beds	112,781	109,074	104,049	95,193	99,388
Total owned properties occupancy at December 31,	97.0%	97.2%	95.7%	97.2%	97.3%

(1)	Includes revenues that are reflected as resident services revenue on the accompanying Consolidated Statements of Comprehensive Income in Item 8.

(2)
As discussed in Note 2 contained in Item 8 herein, a prospective adjustment reclassifying the provision for uncollectible accounts from operating expenses to revenue was made starting on January 1, 2019, in connection with the adoption of ASC 842 - Leases.

(3)
Includes general and administrative expenses, depreciation and amortization expense, ground and facility lease expense, provision for impairment, other operating income, and gains and losses from disposition of real estate.

(4)
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

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Company and Our Business

Overview

We are the one of the largest owners, managers, and developers of high quality student housing properties in the United States.  We are a fully integrated, self-managed, and self-administered equity REIT with expertise in the acquisition, design, financing, development, construction management, leasing, and management of student housing properties.  Refer to Item 1 contained herein for additional information regarding our business objectives, investment strategies, and operating segments.

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

Below is a summary of our property portfolio as of December 31, 2019:

Property portfolio:	Properties	Beds
Owned operating properties
Off-campus properties	127	71,124
On-campus ACE (1) (2)	31	25,131
Subtotal – operating properties	158	96,255

Owned properties under development
On-campus ACE (2)	3	11,296
Subtotal – properties under development	3	11,296

Total owned properties	161	107,551

On-campus participating properties	6	5,230

Total owned property portfolio	167	112,781

Managed properties	36	26,497
Total property portfolio	203	139,278

(1)	Includes two properties at Prairie View A&M University that we expect to be converted to the on-campus participating property ("OCCP") structure.

(2)	Includes 33 properties operated under ground/facility leases with 16 university systems and one property operated under a ground/facility lease with Walt Disney World® Resort.

Leasing Results

Our financial results for the year ended December 31, 2019 are impacted by the results of our annual leasing process for the 2018/2019 and 2019/2020 academic years.  As of September 30, 2018, the beginning of the 2018/2019 academic year, occupancy at our 2019 same store properties was 97.0% with a rental rate increase of 2.0% compared to the prior academic year, and occupancy at our total owned property portfolio was also 97.0%. As of September 30, 2019, the beginning of the 2019/2020 academic year, occupancy at our 2020 same store properties was 97.4% with a rental rate increase of 1.4% compared to the prior academic year, and occupancy at our total owned property portfolio (including 2019 development deliveries) was also 97.4%.

Development

Owned Development Projects Recently Completed:

During the year ended December 31, 2019, the final stages of construction were completed on two on-campus ACE properties and one owned off-campus property. These properties are summarized in the following table:

Project	Location	Primary University Served	Project Type	Beds	Total Project Cost	Opened for Occupancy

191 College	Auburn, AL	Auburn University	Off-campus	495	$61,900	August 2019
LightView	Boston, MA	Northeastern University	ACE	825	150,700	August 2019
University of Arizona Honors College	Tucson, AZ	University of Arizona	ACE	1,056	84,500	August 2019
TOTAL – 2019 DELIVERIES				2,376	$297,100

Owned Development Projects Under Construction:

At December 31, 2019, we were in the process of constructing three ACE properties. These properties are summarized in the table below:

Project	Location	Primary University Served	Project Type	Beds	Estimated Project Cost	Total Costs Incurred	Scheduled Completion

Disney College Program Phases I-II (1)	Orlando, FL	Walt Disney World® Resort	ACE	1,627	$108,500	$81,517	May & Aug 2020
Currie Hall Phase II	Los Angeles, CA	Univ. of Southern California	ACE	272	42,000	22,837	August 2020
Holloway Residences	San Francisco, CA	San Francisco State Univ.	ACE	584	129,200	89,983	August 2020
		SUBTOTAL - 2020 DELIVERIES		2,483	$279,700	$194,337

Disney College Program Phases III-V (1)	Orlando, FL	Walt Disney World® Resort	ACE	3,369	$190,400	$102,366	Jan, May & Aug 2021
		SUBTOTAL - 2021 DELIVERIES		3,369	$190,400	$102,366

Disney College Program Phases VI - VIII (1)	Orlando, FL	Walt Disney World® Resort	ACE	3,235	$193,000	$27,448	Jan, May & Aug 2022
SUBTOTAL - 2022 DELIVERIES				3,235	$193,000	$27,448

Disney College Program Phases IX-X (1)	Orlando, FL	Walt Disney World® Resort	ACE	2,209	$122,700	$15,298	Jan & May 2023
SUBTOTAL - 2023 DELIVERIES				2,209	$122,700	$15,298

(1)
The Disney College Program project will be delivered in multiple phases over several years with initial deliveries expected to occur in 2020 and full development completion in 2023. All phases are counted as one property.

Presale Development Projects Recently Completed:

The following two properties subject to presale arrangements were acquired by the Company during the year ended December 31, 2019:

Project	Location	Primary University Served	Project Type	Beds	Purchase Price	Opened for Occupancy

The Flex at Stadium Centre	Tallahassee, FL	Florida State University	Off-campus	340	$36,400	August 2019
959 Franklin (1)	Eugene, OR	University of Oregon	Off-campus	443	73,800	September 2019
				783	$110,200

(1)
The Company executed the presale agreement with the developer in March 2018, at which time it provided $15.6 million of mezzanine financing to the project. The Company purchased the remaining ownership interest from the developer in the fourth quarter of 2019.

Third-Party Development and Management Services

As of December 31, 2019, we were under contract on three third-party development projects that are currently under construction and whose fees total $14.2 million.  As of December 31, 2019, fees of approximately $5.1 million remained to be earned by the Company with respect to these projects, which have scheduled completion dates in 2020 and 2021. During the year ended December 31, 2019, we closed on bond financing and commenced construction on our second project at the University of California, Riverside, which contributed approximately $3.8 million in revenues for the year. The project has an anticipated completion of September 2021 and total fees of $6.7 million. We also closed on our ninth phase at Prairie View A&M University this year, which contributed approximately $1.7 million in revenues for the year. This project has an anticipated completion of August 2020 and total fees of $2.5 million.

During the year ended December 31, 2019, the final stages of construction were completed on the properties summarized in the following table.

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

(2)
Includes the construction of a student residence hall and honors college. The residence hall was delivered in Fall 2019, and the honors college will be delivered in Spring 2020. At December 31, 2019, the Company recognized $1.7 million in development fees related to the project.

As of December 31, 2019, we also provided third-party management and leasing services for 36 properties that represented approximately 26,500 beds.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions in certain circumstances that affect amounts reported in our consolidated financial statements and related notes. In preparing these financial statements, management has utilized all available information, including its past history, industry standards, and the current economic environment, among other factors, in forming its estimates and judgments of certain amounts included in the consolidated financial statements, giving due consideration to materiality. It is possible that the ultimate outcome anticipated by management in formulating its estimates may not be realized. Application of the critical accounting policies below involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. In addition, other companies in similar businesses may utilize different estimation policies and methodologies, which may impact the comparability of our results of operations and financial condition to those companies.

Allocation of Fair Value to Acquired Properties

We generally account for an acquisition of a single property or portfolio of properties as an asset acquisition. The price that we pay to acquire a property is impacted by many factors, including the condition of the buildings and improvements, the occupancy of the building, favorable or unfavorable financing, and numerous other factors. Accordingly, we are required to make subjective assessments to allocate the purchase price paid to acquire investments in real estate among the assets acquired and liabilities assumed based on our estimate of the fair values of such assets and liabilities. This includes, among other items, determining the value of the buildings and improvements, land, in-place tenant leases, tax incentive arrangements, and any debt assumed from the seller. Certain of these estimates requires a great deal of judgment and some of the estimates involve complex calculations. Our calculation methodology is summarized in Note 2 to our consolidated financial statements contained in Item 8. These allocation assessments have a direct impact on our results of operations because if we were to allocate more value to land there would be no depreciation with respect to such amount, or if we were to allocate more value to the buildings, as opposed to allocating to the value of in-place tenant leases, this amount would be recognized as an expense over a much longer period of time, since the amounts allocated to buildings are depreciated over the estimated lives of the buildings whereas amounts allocated to in-place tenant leases are amortized over the remaining terms of the leases (generally less than one year).

Capital Expenditures

We capitalize costs during the development of assets. Capitalization begins when we determine that development of a future asset is probable and continues until the asset, or a portion of the asset, is delivered and is ready for its intended use. As such, our judgment of the date the project is substantially complete has a direct impact on our operating expenses for the period. We also capitalize pre-development costs incurred in pursuit of development of a property. These costs include legal fees, design fees, regulatory fees, and other related costs. Future development of these pursuits is dependent upon various factors, including zoning and regulatory approval, rental market conditions, construction costs and availability of capital. Pre-development costs incurred for pursuits for which future development is not yet considered probable are expensed as incurred. The determination of whether a project is probable requires judgment. If we determine that a project is probable, operating expenses could be materially different than if we determine the project is not probable. In addition, we capitalize non-recurring expenditures for additions and betterments to buildings and land improvements.  In addition, we generally capitalize expenditures for exterior painting, roofing, and other major maintenance projects that substantially extend the useful life of the existing assets.  The cost of ordinary repairs and maintenance that do not improve the value of an asset or extend its useful life are charged to expense when incurred.  For all predevelopment and development projects, as well as additions and betterments, the Company uses its professional judgment in determining whether such costs meet the criteria for capitalization or must be expensed as incurred.

Impairment of Long-Lived Assets

Management assesses on a property-by-property basis whether there are any indicators that the value of our real estate assets held for use may be impaired. This analysis is performed at least annually or whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. A property’s value is considered impaired if management’s estimate of the aggregate future undiscounted cash flows to be generated by the property is less than the carrying value of the property. The estimation of expected future net cash flows uses estimates, including capitalization rates and growth rates, which are inherently uncertain and rely on assumptions regarding current and future economics and market conditions. While we believe our estimates of future cash flows are reasonable, different assumptions regarding these factors could significantly affect these estimates. To the extent an impairment has occurred, the loss will be measured as the excess of the carrying amount of the property over the fair value of the property, thereby reducing our net income. Management also performs a periodic assessment to determine which of our properties are likely to be sold prior to the end of their estimated useful lives. For those probable sales, an impairment charge is recorded for any excess of the carrying amount of the property over the estimated fair value less estimated selling costs, thereby reducing our net income.

Operating Lease Liabilities and Right of Use Assets

We have ground and office operating lease agreements in which we are the lessee. In accordance with new lease accounting guidance adopted on January 1, 2019, we are required to recognize a liability to account for our future obligations under these operating leases, and a corresponding right-of-use asset. The lease liability is measured based on the present value of the future minimum lease payments. The right-of-use asset is measured based on the corresponding lease liability, adjusted for initial direct leasing costs and any other consideration exchanged with the lessor prior to the commencement of the lease. The right-of-use asset is included in the impairment of long-lived assets analysis discussed above.

The present value of the future minimum lease payments is calculated for each operating lease using the remaining lease term and a corresponding estimated incremental borrowing rate, which is the interest rate that we estimate we would have to pay to borrow on a collateralized basis over a similar term for an amount equal to the lease payments. Determining the appropriate incremental borrowing rate requires judgment. In determining this rate, we analyze company-specific factors, such as credit risk, lease-specific factors such as lease term, lease payments, and collateral, as well as overall economic conditions. If an inaccurate incremental borrowing rate is used, it could result in a misstatement of our lease liabilities and corresponding right-of-use assets.

Results of Operations

Comparison of the Years Ended December 31, 2019 and 2018

The following table presents our results of operations for the years ended December 31, 2019 and 2018, including the amount and percentage change in these results between the two periods.

	Year Ended December 31,
	2019	2018	Change ($)	Change (%)
Revenues:
Owned properties	$877,565	$825,959	$51,606	6.2%
On-campus participating properties	36,346	34,596	1,750	5.1%
Third-party development services	13,051	7,281	5,770	79.2%
Third-party management services	12,936	9,814	3,122	31.8%
Resident services	3,144	3,160	(16)	(0.5)%
Total revenues	943,042	880,810	62,232	7.1%

Operating expenses (income):
Owned properties	390,664	373,521	17,143	4.6%
On-campus participating properties	15,028	14,602	426	2.9%
Third-party development and management services	19,915	15,459	4,456	28.8%
General and administrative	31,081	34,537	(3,456)	(10.0)%
Depreciation and amortization	275,046	263,203	11,843	4.5%
Ground/facility leases	14,151	11,855	2,296	19.4%
Loss (gain) from disposition of real estate, net	53	(42,314)	42,367	(100.1)%
Provision for real estate impairment	17,214	—	17,214	100.0%
Other operating income	—	(2,648)	2,648	(100.0)%
Total operating expenses	763,152	668,215	94,937	14.2%

Operating income	179,890	212,595	(32,705)	(15.4)%

Nonoperating income (expenses):
Interest income	3,686	4,834	(1,148)	(23.7)%
Interest expense	(111,287)	(99,228)	(12,059)	12.2%
Amortization of deferred financing costs	(5,012)	(5,816)	804	(13.8)%
Gain from extinguishment of debt, net	20,992	7,867	13,125	166.8%
Other nonoperating income	—	1,301	(1,301)	(100.0)%
Total nonoperating expenses	(91,621)	(91,042)	(579)	0.6%

Income before income taxes	88,269	121,553	(33,284)	(27.4)%
Income tax provision	(1,507)	(2,429)	922	(38.0)%
Net income	86,762	119,124	(32,362)	(27.2)%

Net income attributable to noncontrolling interests	(1,793)	(2,029)	236	(11.6)%
Net income attributable to ACC, Inc. and Subsidiaries common stockholders	$84,969	$117,095	$(32,126)	(27.4)%

Same Store and New Property Operations

We define our same store property portfolio as owned properties that were owned and operating for both of the full years ended December 31, 2019 and December 31, 2018, which are not conducting or planning to conduct substantial development, redevelopment, or repositioning activities, and are not classified as held for sale as of December 31, 2019. It also includes the full operating results of properties owned through joint ventures in which the company has a controlling financial interest and which are consolidated for financial reporting purposes.

Same store revenues are defined as revenues generated from our same store portfolio and consist of rental revenue earned from student leases as well as other income items such as utility income, damages, parking income, summer conference rent, application and administration fees, income from retail tenants, the provision for uncollectible accounts, and income earned by our taxable REIT subsidiaries (“TRS”) from ancillary activities such as the provision of food services.

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

A reconciliation of our same store, new property, and sold/other property operations to our consolidated statements of comprehensive income is set forth below:

	Same Store Properties		New Properties		Sold/Other Properties(1)		Total - All Properties
	Year Ended December 31,		Year Ended December 31,		Year Ended December 31,		Year Ended December 31,
	2019	2018	2019	2018	2019 (2)	2018 (3)	2019	2018
Number of properties	143	143	15	10	4	8	162	161
Number of beds	86,111	86,111	10,144	6,985	2,010	3,492	98,265	96,588

Revenues (4)	$791,480	$770,510	$78,290	$28,360	$10,939	$23,100	$880,709	$821,970	(5)
Operating expenses	353,944	344,509	30,557	10,250	6,163	11,613	390,664	366,372	(5)

(1)	Does not include the allocation of payroll and other administrative costs related to corporate management and oversight.

(2)
Includes one property that was sold in November 2019, one property returned to the lender in settlement of the property's mortgage loan in July 2019, and one property consisting of two phases that was sold in May 2019. Also includes recurring professional fees related to the operation of the ACC / Allianz Joint Venture.

(3)
Includes the properties described in note 2 as well as three properties sold in 2018, and one property at Prairie View A&M University that was converted to the OCPP structure in January 2019. Also includes transaction costs and recurring professional fees related to the formation and operation of the ACC / Allianz Joint Venture.

(4)	Includes revenues which are reflected as resident services revenue on the accompanying consolidated statements of comprehensive income.

(5)
The Company adopted new lease accounting guidance on January 1, 2019, which required the reclassification of the provision for uncollectible accounts from operating expenses to revenue. For purposes of calculating same store and new property results of operations, the reclassification is reflected for all periods presented to ensure comparability between periods. The provision for uncollectible accounts for all owned properties was $7.3 million and $7.1 million for the twelve months ended December 31, 2019 and 2018, respectively.

Same Store Properties:  The increase in revenue from our same store properties was due to an increase in average rental rates for the 2018/2019 and 2019/2020 academic years, coupled with an increase in our weighted average occupancy from 92.6% during the year ended December 31, 2018, to 94.0% for the year ended December 31, 2019. Future revenues will be dependent on our ability to maintain our current leases in effect for the 2019/2020 academic year and our ability to obtain appropriate rental rates and desired occupancy for the 2020/2021 academic year at our various properties.

The increase in operating expenses for our same store properties was primarily due to general increases in payroll expenses and healthcare benefit costs, as well as increased property tax expense resulting from higher property tax assessments in various markets.  We anticipate that operating expenses for our same store portfolio for 2020 will increase at inflationary levels as compared to 2019, with the exception of payroll expenses which are anticipated to increase due to regulatory changes and statutory minimum wage increases in numerous states as well as anticipated increases in insurance due to current market conditions.

New Property Operations:  Our new properties for the year ended December 31, 2019 include development properties that completed construction and opened for operations in Fall 2018 and 2019. These properties are summarized in the table below:

Property	Location	Primary University Served	Beds	Acquisition/Opening Date
Gladding Residence Center (ACE)	Richmond, VA	Virginia Commonwealth University	1,524	August 2018
Irvington House (ACE)	Indianapolis, IN	Butler University	648	August 2018
Greek Leadership Village (ACE)	Tempe, AZ	Arizona State University	957	August 2018
David Blackwell Hall (ACE)	Berkeley, CA	University of California, Berkeley	780	August 2018
NAU Honors College (ACE)	Flagstaff, AZ	Northern Arizona University	636	August 2018
U Club Townhomes at Oxford	Oxford, MS	University of Mississippi	528	August 2018
The Edge - Stadium Centre	Tallahassee, FL	Florida State University	413	August 2018
Hub Ann Arbor	Ann Arbor, MI	University of Michigan	310	August 2018
Hub Flagstaff	Flagstaff, AZ	Northern Arizona University	591	August 2018
Campus Edge on Pierce	West Lafayette, IN	Purdue University	598	August 2018
191 College	Auburn, AL	Auburn University	495	August 2019
LightView (ACE)	Boston, MA	Northeastern University	825	August 2019
University of Arizona Honors College (ACE)	Tucson, AZ	University of Arizona	1,056	August 2019
The Flex at Stadium Centre	Tallahassee, FL	Florida State University	340	August 2019
959 Franklin	Eugene, OR	University of Oregon	443	September 2019
		Total - New Properties	10,144

On-Campus Participating Properties (“OCPP”) Operations

Same Store OCPP Properties: As of December 31, 2019, we had six on-campus participating properties containing 5,230 beds. In January 2019, one owned property located at Prairie View A&M University was converted to the OCPP structure and is now included in our OCPP portfolio, contributing to the increase in both revenues and expenses for the year ended December 31, 2019 as compared to the year ended December 31, 2018. In addition, the Company adopted new lease accounting guidance on January 1, 2019, which required the reclassification of the provision for uncollectible accounts from operating expenses to revenue. The reclassification is reflected on a prospective basis in the Consolidated Statements of Comprehensive Income contained in Item 8. The amount reclassified from operating expenses to revenue was a $0.5 million benefit and a $0.3 million expense for the years ended December 31, 2019 and 2018, respectively. Revenues from these properties increased by $1.7 million, from $34.6 million for the year ended December 31, 2018, to $36.3 million for the year ended December 31, 2019. This increase was primarily due to an increase in average rental rates coupled with an increase in average occupancy from 75.7% for the year ended December 31, 2018, to 76.3% for the year ended December 31, 2019. Operating expenses at these properties increased by $0.4 million, from $14.6 million for the year ended December 31, 2018, to $15.0 million for the year ended December 31, 2019, primarily as a result of general inflation. We anticipate that revenues and expenses from these properties will remain relatively flat for 2020 as compared to 2019. Future revenues will be dependent on our ability to maintain our current leases in effect for the 2019/2020 academic year and our ability to obtain appropriate rental rates and desired occupancy for the 2020/2021 academic year.

Third-Party Development Services Revenue

Third-party development services revenue increased by approximately $5.8 million, from $7.3 million during the year ended December 31, 2018, to $13.1 million for the year ended December 31, 2019.  The increase was primarily due to increased activity in our third party development segment in 2019, with 8 projects in progress during the year ended December 31, 2019 at an average contractual fee of $4.1 million, as compared to 5 projects in progress during the year ended December 31, 2018 at an average contractual fee of $4.3 million.

Development services revenues are dependent on our ability to successfully be awarded such projects, the amount of the contractual fee related to the project and the timing and completion of the development and construction of the project. In addition, to the extent projects are completed under budget, we may be entitled to a portion of such savings, which are recognized as revenue when performance has been agreed upon by all parties, or when performance has been verified by an independent third-party. It is possible that projects for which we have deferred pre-development costs will not close and that we will not be reimbursed for such costs. The pre-development costs associated therewith will ordinarily be charged against income for the then-current period. We anticipate that third-party development services revenue will decrease in 2020 as compared to 2019 due to a decrease in the volume and timing of third-party development projects anticipated to close and commence construction in 2020.

Third-Party Management Services Revenue

Third-party management services revenue increased by approximately $3.1 million, from $9.8 million during the year ended December 31, 2018, to $12.9 million for the year ended December 31, 2019. The increase is primarily due to reimbursed payroll and other operating costs from the Disney College Program management contract which began in April 2019. As the project's facilities manager, the Company is responsible for the operations and maintenance of the project. Because of the Company’s role in funding payroll costs for on-site personnel and certain other operating costs at the properties, accounting guidance requires the management fee for this project to be recorded on a gross basis in the Company’s consolidated financial statements.  Accordingly, both management services revenue and third-party management services expenses for the year ended December 31, 2019, include approximately $3.3 million in reimbursed payroll and other operating costs. We anticipate third-party management services revenue will increase in 2020 as compared to 2019 due to the recognition of a full year of reimbursed payroll and other operating costs for the Disney College Program management contract, as discussed above, new management contracts obtained in 2020 and general inflation.

Third-Party Management Services Expenses

Third-party development and management services expenses increased by approximately $4.4 million, from $15.5 million during the year ended December 31, 2018, to $19.9 million for the year ended December 31, 2019. The increase is primarily due to $3.3 million of payroll and other operating costs from the Disney College Program management contract described above in addition to an overall increase in pursuit activity for third-party development projects during 2019. We anticipate this expense item will increase in 2020 as compared to 2019 due to a full year of reimbursed payroll and other operating costs for the Disney College Program management contract, as well as an overall increase in pursuit activity for third-party development projects and general inflation.

General and Administrative

General and administrative expenses decreased by approximately $3.4 million, from $34.5 million during the year ended December 31, 2018, to $31.1 million for the year ended December 31, 2019.  Excluding $5.8 million in transaction costs incurred in connection with the closing of the ACC / Allianz Joint Venture Transaction in May 2018, general and administrative expense increased $2.4 million. This increase was primarily due to additional expenses incurred in connection with enhancements to our operating systems platform, and other general inflationary factors. We anticipate general and administrative expenses will increase in 2020 as compared to 2019 due to an increase in expenses incurred in connection with enhancements to our operating systems platform, anticipated increases in payroll costs, and other general inflationary factors.

Depreciation and Amortization

Depreciation and amortization increased by approximately $11.8 million, from $263.2 million during the year ended December 31, 2018, to $275.0 million for the year ended December 31, 2019.  This increase was primarily due to an $18.9 million increase related to the completion of construction and opening of ten development properties in Fall 2018, three owned development properties and two presale development properties in Fall 2019, as well as a $0.6 million increase in depreciation expense at our on-campus participating properties due to the conversion of one property to the OCPP structure. This increase was partially offset by a $3.6 million decrease in depreciation and amortization expense related to properties sold in 2018 and 2019, in addition to a $4.1 million decrease in depreciation and amortization expense at our same store properties due to assets that became fully amortized or depreciated during the year ended December 31, 2018. We anticipate depreciation and amortization expense will decrease in 2020 as compared to 2019 due to dispositions in 2019 and one property anticipated to be sold in 2020.

Ground/Facility Leases

Ground/facility leases expense increased by approximately $2.3 million from $11.9 million during the year ended December 31, 2018, to $14.2 million for the year ended December 31, 2019. This increase was primarily due to ACE development projects that completed construction and opened for operations in Fall 2018 and Fall 2019 and increased variable payments at various ACE same store properties. We anticipate ground/facility leases expense to increase in 2020 as compared to 2019, primarily as a result of the timing of new ACE projects being placed into service.

Loss (Gain) from Disposition of Real Estate, Net

During the year ended December 31, 2019, we sold two owned properties containing 1,150 beds, resulting in a net loss from disposition of real estate of approximately $0.1 million. During the year ended December 31, 2018, we sold three owned properties containing 1,338 beds, resulting in a net gain from disposition of real estate of approximately $42.3 million. Refer to Note 6 in the accompanying Notes to Consolidated Financial Statements contained in Item 8 for additional details regarding our recent disposition transactions.

Provision for Impairment

During the year ended December 31, 2019, we recorded an impairment charge of approximately $3.2 million for one owned property serving students attending Florida A&M University, which was classified as held for sale as of March 31, 2019 and was sold in May 2019. During the year ended December 31, 2019 we also recorded a $14.0 million impairment charge associated with a tax incentive arrangement that was recorded upon the acquisition of one owned property in 2015 due to recent facts and circumstances indicating that the originally assumed property tax savings will not materialize.

Other Operating Income

During the year ended December 31, 2018, we recorded a $2.6 million gain related to cash proceeds received from a litigation settlement.

Interest Income

Interest income decreased by approximately $1.1 million, from $4.8 million during the year ended December 31, 2018, to $3.7 million for the year ended December 31, 2019. The decrease was primarily due to the planned forgiveness of loans receivable resulting from the unwinding of a New Market Tax Credit ("NMTC") structure at one of the Company's owned properties in 2018. We anticipate interest income to decrease in 2020 as compared to 2019, primarily as a result of the anticipated repayment of a loan receivable.

Interest Expense

Interest expense increased by approximately $12.1 million, from $99.2 million during the year ended December 31, 2018, to $111.3 million for the year ended December 31, 2019. Interest expense increased as a result of the following: (i) a $7.0 million increase related to increased borrowings on our revolving credit facility; (ii) a $7.7 million increase related to our $400 million offering of unsecured notes in June 2019; (iii) a $5.5 million increase due to the issuance of $330 million in mortgage debt as part of the ACC / Allianz Joint Venture Transaction in May 2018; and (iv) a $0.6 million increase due to the modification of the term of a mortgage loan at an owned property, which resulted in a higher interest rate. These increases were partially offset by (i) a $4.7 million decrease in term loan interest expense due to the pay-off of $450 million of term loans in 2018; (ii) a $1.3 million decrease related to the unwinding of an NMTC structure at one of the Company’s owned properties; and (iii) a $1.5 million decrease related to accrued default interest at one of our properties that was transferred to the lender in July 2019 in settlement of the property’s $27.4 million mortgage loan. We anticipate interest expense will decrease in 2020 as compared to 2019 due to the anticipated pay-off of secured mortgage debt, the conversion of the $200 million unsecured term loan from variable rate to fixed rate through the execution of an interest rate swap contract in 2019, as well as an increase in capitalized interest. These decreases will be partially offset by a higher anticipated average outstanding balance under the Company’s revolving credit facility throughout 2020 and additional interest incurred from unsecured debt issued in 2019 and 2020.

Amortization of Deferred Financing Costs

Amortization of deferred financing costs decreased by approximately $0.8 million, from $5.8 million during the year ended December 31, 2018, to $5.0 million for the year ended December 31, 2019. This increase was primarily due to $0.9 million of accelerated amortization recorded in the prior year related to the pay-off of $450 million of term loan debt in May 2018. We anticipate amortization of deferred finance costs will decrease slightly in 2020, as increases related to offerings of unsecured debt during 2019 and 2020 will be more than offset by decreases related to debt maturing in 2020.

Gain from Extinguishment of Debt, Net

During the year ended December 31, 2019 we recognized a $21.0 million gain on the extinguishment of debt associated with a property that was transferred to the lender in settlement of the property’s mortgage loan in July 2019. During the year ended December 31, 2018, we recorded a net gain of $7.9 million due to the extinguishment of debt. This amount was comprised of an

$8.7 million gain resulting from the planned unwinding of an NMTC structure, and $0.8 million of losses associated with the early pay-off of mortgage loans in connection with the sale of one owned property and one owned property contributed to the ACC / Allianz Joint Venture Transaction. Refer to Note 6 and Note 9 in the accompanying Notes to Consolidated Financial Statements for additional details.

Other Nonoperating Income

During the year ended December 31, 2018, we recorded a $1.3 million gain related to insurance settlements associated with two of our owned properties.

Income Tax Provision

Income tax provision expense decreased by approximately $0.9 million, from $2.4 million in expense during the year ended December 31, 2018 to $1.5 million for the year ended December 31, 2019. The decrease was primarily due to an estimated taxable gain recorded in the prior year as a result of the ACC / Allianz Joint Venture Transaction.

Net Income Attributable to Noncontrolling Interests

Noncontrolling interests represent holders of common and preferred units in our Operating Partnership not held by ACC or ACC Holdings as well as certain third-party partners in joint ventures consolidated by us for financial reporting purposes. Accordingly, these external partners are allocated their share of income/loss during the respective reporting periods. Refer to Note 8 in the accompanying Notes to Consolidated Financial Statements contained in Item 8 for additional details. We anticipate net income attributable to noncontrolling interests to decrease in 2020 as compared to 2019, primarily as a result of decreased operating performance anticipated at our properties held in joint ventures.

Comparison of the Years Ended December 31, 2018 and 2017

Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 32 through 37 of the Form 10-K for the fiscal year ended December 31, 2018 is incorporated herein by reference.

Liquidity and Capital Resources

Cash Balances and Cash Flows

As of December 31, 2019, we had $81.3 million in cash, cash equivalents, and restricted cash as compared to $106.5 million in cash, cash equivalents, and restricted cash as of December 31, 2018.  Restricted cash primarily consists of escrow accounts held by lenders and resident security deposits, as required by law in certain states, and funds held in escrow in connection with potential acquisition and development opportunities.  The following discussion relates to changes in cash due to operating, investing and financing activities, which are presented in our consolidated statements of cash flows included in Item 8 herein.

Operating Activities: For the year ended December 31, 2019, net cash provided by operating activities was approximately $370.4 million, as compared to approximately $376.6 million for the year ended December 31, 2018, a decrease of approximately $6.2 million.  The decrease in cash flows was primarily due to the timing of property tax payments for owned properties, the sale of two properties in 2019 and three properties in 2018, and a $13.2 million interest rate swap termination payment made in June 2019. This decrease was partially offset by operating cash flows from the completion of construction of owned development properties and presale development properties in Fall 2018 and 2019.

Investing Activities:  Investing activities utilized approximately $416.1 million and $335.8 million for the years ended December 31, 2019 and 2018, respectively.  The $80.3 million increase in cash utilized in investing activities was primarily a result of a $133.7 million decrease in proceeds from the disposition of a three property portfolio in 2018 as compared to two properties in 2019 which was partially offset by: (i) a $31.0 million decrease in cash used to fund the construction of our owned development properties, related to the timing of construction commencement and completion of our owned development pipeline; (ii) an $18.1 million decrease in cash paid to acquire properties and land parcels; and (iii) a $5.3 million increase in principal payments from loans receivable.

Financing Activities: Cash provided by financing activities totaled approximately $20.6 million for the year ended December 31, 2019, and $0.9 million for the year ended December 31, 2018.  The $19.7 million increase was primarily a result of the following:
(i) a $450.0 million decrease in the pay-off of unsecured term loans; (ii) $398.8 million in proceeds from the issuance of unsecured notes in June 2019; (iii) a $144.4 million decrease in distributions to noncontrolling interests as a result of the closing of the mortgage loans associated with the Allianz Joint Venture in May 2018; and (iv) a $135.3 million decrease in cash used to pay-off mortgage and construction debt including defeasance costs. These increases were partially offset by the following: (i) a $378.2 million decrease in contributions from noncontrolling interests as a result of ACC / Allianz Joint Venture in May 2018; (ii) a $330.0 million decrease in proceeds from mortgage loans; (iii) a $221.3 million decrease in net proceeds on our revolving credit facility; (iv) a $94.6 million increase in funds paid to increase our ownership of consolidated subsidiaries; (v) a $69.3 million decrease in proceeds from construction loans; (vi) an $8.1 million increase in distributions paid to common and restricted stockholders; (vii) a $5.8 million increase in payments of debt issuance costs; and (viii) a $1.2 million increase in taxes paid on net share settlements.

Liquidity Needs, Sources and Uses of Capital

As of December 31, 2019, our short-term liquidity needs included, but were not limited to, the following: (i) anticipated distribution payments to our common and restricted stockholders totaling approximately $260.1 million based on an assumed annual cash distribution of $1.88 per share and based on the number of our shares outstanding as of December 31, 2019; (ii) anticipated distribution payments to our Operating Partnership unitholders totaling approximately $0.9 million based on an assumed annual distribution of $1.88 per common unit and a cumulative preferential per annum cash distribution rate of 5.99% on our Preferred OP Units based on the number of units outstanding as of December 31, 2019; (iii) estimated development costs over the next 12 months totaling approximately $317.0 million for our owned properties currently under construction; (iv) an obligation to increase our investment in one joint venture, resulting in a funding commitment of approximately $76.8 million (see Note 8, Note 15, and Note 18 in the accompanying Notes to Consolidated Financial Statements contained in Item 8); (v) the pay-off of approximately $34.4 million of outstanding fixed rate mortgage debt and $400 million of unsecured debt scheduled to mature during the next 12 months as well as approximately $12.2 million of scheduled debt principal payments; (vi) funds for other development projects scheduled to commence construction during the next 12 months; (vii) potential future property or land acquisitions, including mezzanine financed developments; and (viii) recurring capital expenditures.

We expect to meet our short-term liquidity requirements by (i) borrowing under our existing revolving credit facility; (ii) accessing the unsecured bond market or entering into other unsecured debt arrangements; (iii) exercising debt extension options to the extent they are available; (iv) issuing securities, including common stock, under our ATM Equity Program discussed more fully in Note 10 in the accompanying Notes to Consolidated Financial Statements contained in Item 8, or otherwise; (v) potentially disposing of properties and/or entering into joint venture arrangements, depending on market conditions; and (vi) utilizing current cash on hand and net cash provided by operations. Our ability to obtain additional financing will depend on a variety of factors such as market conditions, the general availability of credit, the overall availability of credit to the real estate industry, our credit ratings and credit capacity, and the perception of lenders regarding our long or short-term financial prospects.

As discussed in Note 18 in the accompanying Notes to Consolidated Financial Statements contained in Item 8, in January 2020, the Operating Partnership closed a $400 million offering of senior unsecured notes under its existing shelf registration.  These 10-year notes were issued at 99.81% of par value with a coupon of 2.85% and are fully and unconditionally guaranteed by the Company.  Interest on the notes is payable semi-annually on February 1 and August 1, with the first payment due and payable on August 1, 2020. The notes will mature on February 1, 2030. Net proceeds from the sale of the senior unsecured notes totaled approximately $394.3 million. The Company used the proceeds to fund the early redemption of its $400 million 3.35% Senior Notes due October 2020. The prepayment resulted in approximately $4.8 million in debt extinguishment costs incurred during the first quarter of 2020.

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

Indebtedness

A summary of our consolidated indebtedness as of December 31, 2019 is as follows. Refer to Note 9 in the accompanying Notes to Consolidated Financial Statements contained in Item 8 for a detailed discussion of our indebtedness.

	Amount	% of Total	Weighted Average Rates (1)	Weighted Average Maturities
Secured	$782,741	23.0%	4.5%	6.2 Years
Unsecured	2,625,700	77.0%	3.4%	4.0 Years
Total consolidated debt	$3,408,441	100.0%	3.7%	4.5 Years

Fixed rate debt
Secured
Project-based taxable bonds	$23,215	0.7%	7.6%	4.9 years
Mortgage	756,397	22.2%	4.4%	6.2 years
Unsecured
April 2013 Notes	400,000	11.7%	3.8%	3.3 years
June 2014 Notes	400,000	11.7%	4.1%	4.5 years
September 2015 Notes (2)	400,000	11.7%	3.4%	0.8 years
October 2017 Notes	400,000	11.7%	3.6%	7.9 years
June 2019 Notes	400,000	11.7%	3.3%	6.5 years
Term loans	200,000	6.0%	2.5%	2.5 years
Total - fixed rate debt	2,979,612	87.4%	3.6%	4.4 years

Variable rate debt:
Secured
Mortgage	3,129	0.1%	4.2%	25.6 years
Unsecured
Unsecured revolving credit facility	425,700	12.5%	3.0%	2.2 years
Total - variable rate debt	428,829	12.6%	3.0%	2.4 years
Total consolidated debt	$3,408,441	100.0%	3.7%	4.5 years

(1)	Represents stated interest rate and does not include the effect of the amortization of deferred financing costs, debt premiums and discounts, OIDs, and interest rate swap terminations.

(2)
In January 2020, the company issued $400 million of 10-year unsecured notes at a yield of 2.872% that mature in 2030. Proceeds from the issuance were used to prepay the September 2015 Notes that were scheduled to mature in October 2020. Refer to Note 18 in the accompanying Notes to Consolidated Financial Statements contained in Item 8 for further discussion.

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

On January 20, 2020, our Board of Directors declared a distribution of $0.47 per share, which was paid on February 14, 2020, to all common stockholders of record as of January 30, 2020.  At the same time, the Operating Partnership paid an equivalent amount per unit to holders of Common Units, as well as the quarterly cumulative preferential distribution to holders of Series A Preferred Units.

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

Capital expenditures at our owned properties are set forth below:

	As of and for the Year Ended December 31,
	2019	2018	2017
Recurring capital expenditures	$21,534	$19,922	$17,634
Acquisition-related	5,543	8,095	6,194
Renovations and strategic repositioning	20,045	24,665	26,588
Non-recurring and other	22,467	17,365	30,016
Disposition-related (1)	1,257	762	2,290
Total	$70,846	$70,809	$82,722

Average beds (2)	94,244	87,985	79,389
Average recurring capital expenditures per bed	$228	$226	$222

(1)
Includes properties sold during 2019, 2018, and 2017, as well as one property that converted to the on-campus participating property ("OCPP") structure in January 2019. Also includes one property that was in receivership until July 2019 when it was transferred to the lender in settlement of the property’s mortgage loan that matured in August 2017. Historical capital expenditures for these properties have been reclassified for all periods presented.

(2)	Does not include beds related to the disposed properties discussed above.

Contractual Obligations

The following table summarizes our contractual obligations for the next five years and thereafter as of December 31, 2019:

	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Long-term debt (1) (2) (3)	$3,408,441	$446,164	$855,849	$937,738	$1,168,690
Interest on long-term debt	561,850	120,714	189,306	123,759	128,071
Development projects (4)	458,652	316,974	131,526	10,152	—
Lease obligations (5)	1,772,022	11,814	40,413	58,147	1,661,648
Joint venture agreements (6)	76,754	76,754	—	—	—
	$6,277,719	$972,420	$1,217,094	$1,129,796	$2,958,409

(1)
Amounts include aggregate principal payments only and assumes we do not exercise extension options available to us on our unsecured credit facility or our unsecured term loans (see Note 9 in the accompanying Notes to Consolidated Financial Statements contained in Item 8).

(2)	Amounts include the current balance of the unsecured revolving credit facility which is subject to change based on future borrowings and repayments.

(3)
In January 2020, the company issued $400 million of 10-year unsecured notes at a yield of 2.872% that mature in 2030. Proceeds from the issuance were used to prepay the September 2015 Notes that were scheduled to mature in October 2020. Refer to Note 18 in the accompanying Notes to Consolidated Financial Statements contained in Item 8 for further discussion.

(4)
Consists of anticipated cash payments, including amounts accrued as of December 31, 2019, related to three owned development projects under construction as of December 31, 2019, which will be funded entirely by us and are scheduled to be completed between May 2020 and May 2023. We have entered into contracts with general contractors for certain phases of the construction of these projects.  However, these contracts do not generally cover all of the costs that are necessary to place these properties into service, including the cost of furniture and marketing and leasing costs.  The unfunded commitments presented include all such costs, not only those costs that we are obligated to fund under the construction contracts.

(5)
Includes operating leases related to corporate office space and equipment and minimum annual lease payments under ground/facility lease agreements entered into with university systems and other third parties. Refer to Note 14 in the accompanying Notes to Consolidated Financial Statements contained in Item 8 for a more detailed discussion of our leases.

(6)	Includes the additional investment in a joint venture. See Note 5, Note 15, and Note 18 in the accompanying Notes to Consolidated Financial Statements contained in Item 8.

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

During the year ended December 31, 2019, the Company updated the presentation of the calculation of FFO, as it relates to the presentation of consolidated joint venture partners' share of FFO and the presentation of corporate depreciation. Prior period amounts have been updated to conform to the current presentation. There were no changes to the FFO calculated or the underlying financial information used in the calculation.

The following table presents a reconciliation of our net income attributable to common shareholders to FFO and FFOM:

	Year Ended December 31,
	2019	2018	2017
Net income attributable to ACC, Inc. and Subsidiaries common stockholders	$84,969	$117,095	$69,038
Noncontrolling interests' share of net income	1,793	2,029	1,083

JV ("Joint Venture") partners' share of net income	(1,398)	(773)	(7)
JV partners' share of depreciation and amortization	(8,644)	(5,135)	(181)
JV partners' share of FFO	(10,042)	(5,908)	(188)

Loss (gain) from disposition of real estate	53	(42,314)	632
Elimination of provision for real estate impairment	3,201	—	15,317
Total depreciation and amortization	275,046	263,203	234,955
Corporate depreciation (1)	(4,728)	(4,669)	(3,479)
FFO attributable to common stockholders and OP unitholders	350,292	329,436	317,358

Elimination of operations of on-campus participating properties ("OCPPs")
Net income from OCPPs	(6,587)	(5,516)	(5,133)
Amortization of investment in OCPPs	(8,380)	(7,819)	(7,536)
	335,325	316,101	304,689
Modifications to reflect operational performance of OCPPs
Our share of net cash flow (2)	3,067	2,928	2,841
Management fees and other	2,249	1,564	1,534
Contribution from OCPPs	5,316	4,492	4,375

Transaction costs (3)	598	7,586	2,855
Elimination of gain from extinguishment of debt (4)	(20,992)	(7,867)	—
Elimination of provision for impairment of intangible asset (5)	14,013	—	—
Elimination of gain from litigation settlement (6)	—	(3,323)	—
Elimination of FFO from property in receivership (7)	1,912	2,848	1,452
Contractual executive separation and retirement charges (8)	—	—	4,515
Funds from operations-modified ("FFOM") attributable to common stockholders and OP unitholders	$336,172	$319,837	$317,886

FFO per share – diluted	$2.52	$2.38	$2.31

FFOM per share – diluted	$2.42	$2.31	$2.32

Weighted-average common shares outstanding - diluted	138,860,311	138,571,270	137,099,084

(1)	Represents depreciation on corporate assets not added back for purposes of calculating FFO.

(2)
50% of the properties’ net cash available for distribution after payment of operating expenses, debt service (including repayment of principal) and capital expenditures which is included in ground/facility leases expense in the consolidated statements of comprehensive income.

(3)
The year ended December 31, 2019 amount represents transaction costs incurred in connection with the closing of presale development transactions. The year ended December 31, 2018 amount represents transaction costs incurred in connection with the closing of a presale development transaction and transaction costs incurred in connection with the closing of the ACC / Allianz real estate joint venture transaction in May 2018, net of an adjustment to estimated state income tax related to a tax gain resulting from the ACC / Allianz joint venture transaction.

(4)
The year ended December 31, 2019 amount represents gains associated with the extinguishment of a mortgage loan due to the transfer of an owned property to the lender in satisfaction of the property's mortgage loan. The year ended December 31, 2018 amount represents a gain related to the planned extinguishment of debt resulting from the unwinding of a New Market Tax Credit ("NMTC") structure at one of the company's owned properties, offset by losses associated with the early extinguishment of mortgage loans due to real estate disposition transactions, including the sale of partial ownership interests in properties. Such costs are excluded from gains from dispositions of real estate reported, in accordance with GAAP.

(5)	Represents a non-cash impairment charge for an intangible asset related to a property tax incentive arrangement at on owned property.

(6)	Represents a gain related to cash proceeds received from a litigation settlement.

(7)	Represents FFO for an owned property that was transferred to the lender in July 2019 in settlement of the property's mortgage loan.

(8)	Represents contractual executive separation and retirement charges incurred with regard to the retirement of the company's former Chief Financial Officer.

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

The table below provides information about our assets and our liabilities sensitive to changes in interest rates as of December 31, 2019 and 2018:

	December 31, 2019				December 31, 2018
	Amount (in 000s)	Weighted Average Maturity (in years)	Weighted Average Interest Rate	% of Total	Amount (in 000s)	Weighted Average Maturity (in years)	Weighted Average Interest Rate	% of Total
Fixed rate debt	$2,646,799	4.8 Years	3.9%	77.6%	$2,284,193	5.4 Years	4.0%	75.3%
Variable rate debt (1)	428,829	2.4 Years	3.0%	12.6%	720,922	4.2 Years	3.8%	23.8%
Hedged debt (2)	332,813	5.3 Years	3.1%	9.8%	26,452	2.1 Years	4.0%	0.9%
Total consolidated debt	$3,408,441	4.5 Years	3.7%	100.0%	$3,031,567	5.1 Years	4.0%	100.0%

(1)
The balance at December 31, 2019 includes the Company’s unsecured revolving credit facility and $3.1 million of mortgage debt at one of our on-campus participating properties. The balance at December 31, 2018 includes the Company’s unsecured revolving credit facility, unsecured term loans, construction loans associated with two presale development properties, a secured mortgage loan at one on-campus participating property, and one variable rate mortgage that was swapped to a fixed rate in January 2019. See Note 9 in the accompanying Notes to Consolidated Financial Statements contained in Item 8 for further discussion.

(2)
The balance at December 31, 2019 includes the Company's term loan and secured mortgage loans at one owned property and two on-campus participating properties, all of which are effectively fixed by the use of interest rate swaps. The balance at December 31, 2018 includes mortgage loans which are effectively fixed by the use of interest rate swaps. See Note 9 in the accompanying Notes to Consolidated Financial Statements contained in Item 8 for further discussion. In October 2018, the fixed feature of a mortgage loan expired, and the mortgage loan became classified as variable rate debt.

For fixed rate debt, interest rate changes affect the fair market value but do not impact net income attributable to common shareholders or cash flows.  Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact net income attributable to common shareholders and cash flows, assuming other factors are held constant.  Holding other variables constant (such as debt levels), a one percentage point variance in interest rates (100 basis points) would change the unrealized fair market value of the fixed rate debt by approximately $359.9 million.  Holding all other variables constant, the net income attributable to common shareholders and cash flow impact on the next year resulting from a one percentage point variance in interest rates on $428.8 million of floating rate debt would be approximately $4.3 million.

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

The following table summarizes the notional amount, carrying value, and estimated fair value of the Company’s derivative instruments used to hedge interest rates as of December 31, 2019:

				Estimated Carrying Value
Hedged Debt Instrument	Notional Amount	Maturity Date	Carrying and Estimated Fair Value of (Liability) Asset	+ 100 Basis Points	- 100 Basis Points
Cullen Oaks mortgage loan	$12,592	Feb 15, 2021	$(94)	$39	$(230)
Cullen Oaks mortgage loan	12,721	Feb 15, 2021	(95)	40	(232)
Park Point mortgage loan	70,000	Jan 16, 2024	(3,247)	(620)	(6,046)
College Park mortgage loan	37,500	Oct 16, 2022	289	1,269	(723)
Unsecured term loan	100,000	Jun 27, 2022	168	2,451	(2,188)
Unsecured term loan	100,000	Jun 27, 2022	286	2,568	(2,067)
Total cash flow hedges	$332,813		$(2,693)	$5,747	$(11,486)

Item 8.  Financial Statements and Supplementary Data

The information required herein is included as set forth in Item 15 (a) – Financial Statements.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

American Campus Communities, Inc.

(a)	Evaluation of Disclosure Controls and Procedures

We have adopted and maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed,  summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Our management conducted the required assessment of the effectiveness of our internal control over financial reporting as of December 31, 2019.  Based upon this assessment, our management believes that our internal control over financial reporting is effective as of December 31, 2019.  Ernst & Young LLP, an independent registered public accounting firm, has issued an attestation report regarding the effectiveness of our internal control over financial reporting, which is included herein.

American Campus Communities Operating Partnership LP

(a)	Evaluation of Disclosure Controls and Procedures

The Operating Partnership has adopted and maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Operating Partnership in its Exchange Act filings is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer of ACC, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

(b)	Management’s Annual Report on Internal Control over Financial Reporting

The management of American Campus Communities Operating Partnership LP is responsible for establishing and maintaining adequate internal control over financial reporting.  We have designed our internal control over financial reporting to provide reasonable assurance that our published financial statements are fairly presented, in all material respects, in conformity with generally accepted accounting principles.

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

The Operating Partnership conducted the required assessment of the effectiveness of its internal control over financial reporting as of December 31, 2019.  Based upon this assessment, our management believes that our internal control over financial reporting is effective as of December 31, 2019.  Ernst & Young LLP, an independent registered public accounting firm, has issued an attestation report regarding the effectiveness of the Operating Partnership’s internal control over financial reporting, which is included herein.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Information with respect to this Item 10 is incorporated by reference from our Proxy Statement, which we intend to file on or before March 20, 2020 in connection with the Annual Meeting of Stockholders to be held April 29, 2020.

Item 11.  Executive Compensation

Information with respect to this Item 11 is incorporated by reference from our Proxy Statement, which we intend to file on or before March 20, 2020 in connection with the Annual Meeting of Stockholders to be held April 29, 2020.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information pertaining to security ownership of management and certain beneficial owners of the Company’s common stock with respect to this Item 12 is incorporated by reference from our Proxy Statement, which we intend to file on or before March 20, 2020 in connection with the Annual Meeting of Stockholders to be held April 29, 2020, to the extent not set forth below.

The Company maintains the American Campus Communities, Inc. 2018 Incentive Award Plan (the “2018 Plan”), as discussed in more detail in Note 11 in the accompanying Notes to Consolidated Financial Statements in Item 8.

As of December 31, 2019, the total units and shares issued under the 2018 Plan were as follows:

	# of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	# of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders	1,067,118	(1)	n/a	3,121,536
Equity Compensation Plans Not Approved by Security Holders	n/a		n/a	n/a

(1)	Consists of restricted stock awards granted to executive officers and certain employees and common units of limited partnership interest in the Operating Partnership.

Item 13.  Certain Relationships, Related Transactions and Director Independence

Information with respect to this Item 13 is incorporated by reference from our Proxy Statement, which we intend to file on or before March 20, 2020 in connection with the Annual Meeting of Stockholders to be held April 29, 2020.

Item 14.  Principal Accountant Fees and Services

Information with respect to this Item 14 is incorporated by reference from our Proxy Statement, which we intend to file on or before March 20, 2020 in connection with the Annual Meeting of Stockholders to be held April 29, 2020.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)  Financial Statements

The following consolidated financial information is included as a separate section of this Annual Report on Form 10-K:

Page No.
Report of Independent Registered Public Accounting Firm (American Campus Communities, Inc.)	F-1
Report of Independent Registered Public Accounting Firm (American Campus Communities Operating Partnership LP)	F-3
Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting (American Campus Communities, Inc.)	F-4
Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting (American Campus Communities Operating Partnership LP)	F-5
Consolidated Financial Statements of American Campus Communities, Inc. and Subsidiaries
Consolidated Balance Sheets as of December 31, 2019 and 2018	F-6
Consolidated Statements of Comprehensive Income for the years ended December 31, 2019, 2018 and 2017	F-7
Consolidated Statements of Changes in Equity for the years ended December 31, 2019, 2018 and 2017	F-8
Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017	F-9
Consolidated Financial Statements of American Campus Communities Operating Partnership LP and Subsidiaries
Consolidated Balance Sheets as of December 31, 2019 and 2018	F-11
Consolidated Statements of Comprehensive Income for the years ended December 31, 2019, 2018 and 2017	F-12
Consolidated Statements of Changes in Capital for the years ended December 31, 2019, 2018 and 2017	F-13
Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017	F-14
Notes to Consolidated Financial Statements of American Campus Communities, Inc. and Subsidiaries and American Campus Communities Operating Partnership LP and Subsidiaries	F-15

(b)  Exhibits

Exhibit Number	Description of Document

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

4.4
Second Supplemental Indenture, dated as of June 21, 2019, among American Campus Communities Operating Partnership LP, as issuer, American Campus Communities, Inc., as guarantor, and U.S. Bank National Association, as trustee. Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) and American Campus Communities Operating Partnership LP (File No. 333-181102-01) filed on June 21, 2019.

4.5
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

4.7
American Campus Communities Operating Partnership LP 3.350 % Senior Notes due 2020. Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) and American Campus Communities Operating Partnership LP (File No. 333-181102-01) filed on September 22, 2015.

4.8
American Campus Communities Operating Partnership LP 3.625% Senior Notes due 2027. Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) and American Campus Communities Operating Partnership LP (File No. 333-181102-01) filed on October 11, 2017.

4.9
American Campus Communities Operating Partnership LP 3.300% Senior Note due 2026. Incorporated by reference to Exhibit 4.4 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) and American Campus Communities Operating Partnership LP (File No. 333-181102-01) filed on June 21, 2019.

4.10
Form of Guarantee of American Campus Communities, Inc. of Senior Debt Securities. Incorporated by reference to Exhibit 4.4 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) and American Campus Communities Operating Partnership LP (File No. 333-181102-01) filed on April 3, 2013.

4.11
Form of Registration Rights and Lock-Up Agreement, dated as of March 1, 2006, between American Campus Communities, Inc. and each of the persons who are signatory thereto. Incorporated by reference to Exhibit 99.3 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) filed on March 7, 2006.

4.12
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

4.13
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

4.14	Description of American Campus Communities, Inc. Common Stock Registered Under Section 12 of the Securities Exchange Act of 1934.

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

10.8*
American Campus Communities Services, Inc. Deferred Compensation Plan, as amended and restated, effective January 1, 2020. Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K of American Campus Communities, Inc. (File No. 001-32265) and American Campus Communities Operating Partnership LP (File No. 333-181102-01) filed on November 22, 2019.

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

21.1	List of Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP - American Campus Communities, Inc.

23.2	Consent of Ernst & Young LLP - American Campus Communities Operating Partnership LP

31.1	American Campus Communities, Inc. - Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	American Campus Communities, Inc. - Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	American Campus Communities Operating Partnership LP - Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	American Campus Communities Operating Partnership LP - Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	American Campus Communities, Inc. - Certification of Chief Executive Officer Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	American Campus Communities, Inc. - Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Dated:	February 27, 2020

AMERICAN CAMPUS COMMUNITIES, INC.

By:	/s/ William C. Bayless, Jr.

William C. Bayless, Jr. Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	February 27, 2020

AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP LP
By: American Campus Communities Holdings, LLC, its general partner By: American Campus Communities, Inc., its sole member
By:	/s/ William C. Bayless, Jr.

William C. Bayless, Jr. Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ William C. Bayless, Jr.	Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2020
William C. Bayless, Jr.

/s/ Daniel B. Perry	Executive Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer)	February 27, 2020
Daniel B. Perry

/s/ Kim K. Voss	Executive Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 27, 2020
Kim K. Voss

/s/ Edward Lowenthal	Chairman of the Board of Directors	February 27, 2020
Edward Lowenthal

/s/ Mary C. Egan	Director	February 27, 2020
Mary C. Egan

/s/ G. Steven Dawson	Director	February 27, 2020
G. Steven Dawson

/s/ Cydney C. Donnell	Director	February 27, 2020
Cydney Donnell

/s/ Oliver Luck	Director	February 27, 2020
Oliver Luck

/s/ C. Patrick Oles, Jr.	Director	February 27, 2020
C. Patrick Oles, Jr.

/s/ John T. Rippel	Director	February 27, 2020
John T. Rippel

/s/ Carla Piñeyro Sublett	Director	February 27, 2020
Carla Piñeyro Sublett

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of American Campus Communities, Inc. and Subsidiaries

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of American Campus Communities, Inc. and Subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2020 expressed an unqualified opinion thereon.

Adoption of ASU No. 2016-02
As discussed in Note 2 to the consolidated financial statements, the Company changed its method for accounting for leases in 2019 due to the adoption of ASU No. 2016-02, Leases (Topic 842).

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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Impairment of Long-Lived Assets

Description of the Matter
As more fully described in Note 2 to the consolidated financial statements, on a periodic basis, management assessed whether there were any indicators that the value of the Company’s investments in real estate were impaired. Management evaluated whether there was an impairment in the value of the Company’s investments in real estate when events or changes in circumstances indicated that the carrying amount of an asset may not be recoverable. The Company identified indicators of impairment for certain long-lived assets and thus, further analyzed such for impairment using an undiscounted cash flow model. Upon assessment, the Company concluded that aggregate future undiscounted cash flows to be generated by each property were greater than the respective carrying values. For the year ended December 31, 2019, the Company determined that there were no impairments of the carrying values of its investments in real estate held for use.

Auditing the Company’s assessment of impairment indicators relating to its investments in real estate involved significant judgment in evaluating management’s identification of impairment indicators. Further, auditing the Company’s undiscounted cash flow model was especially challenging as estimates underlying the calculation, including capitalization rates and growth rates, were based on assumptions affected by expected future market and economic conditions.

How We Addressed the Matter in Our Audit
We tested the design and operating effectiveness of controls over the Company’s process of identifying potential indicators of impairment of its real estate assets and of determining the recoverability of the carrying value of identified assets using the undiscounted cash flow model. For example, we tested controls over management’s identification of impairment indicators and review of the significant assumptions used in estimating the undiscounted cash flows, including qualitative and quantitative considerations such as economic and market factors and asset performance.

To test whether any indicators of impairment were present, our audit procedures included evaluating management’s analysis, including testing the completeness and accuracy of the underlying data. In addition, we performed an independent assessment using both internally and externally available information to identify evidence that was either corroborative or contrary to management’s analysis. For example, we considered historical trends and current year property level performance such as net operating income, rental rate variances, and cost overruns for development properties and challenged management’s estimates by comparing to industry and market data. For the Company’s investments in real estate that were assessed by management using an undiscounted cash flow model, we inspected relevant industry and market outlook data to consider market conditions. Further, we also involved our valuation specialists to assist in testing that the significant assumptions utilized in estimating property level fair values, such as capitalization rates and growth rates, were within an observable market range, as well as performed sensitivity analyses on such assumptions.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2004.
Austin, Texas
February 27, 2020

Report of Independent Registered Public Accounting Firm

To the Partners of American Campus Communities Operating Partnership LP and Subsidiaries

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of American Campus Communities Operating Partnership LP and Subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of comprehensive income, changes in capital, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2020 expressed an unqualified opinion thereon.

Adoption of ASU No. 2016-02
As discussed in Note 2 to the consolidated financial statements, the Company changed its method for accounting for leases in 2019 due to the adoption of ASU No. 2016-02, Leases (Topic 842).

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
February 27, 2020

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of American Campus Communities, Inc. and Subsidiaries

Opinion on Internal Control over Financial Reporting
We have audited American Campus Communities, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, American Campus Communities, Inc. and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and our report dated February 27, 2020 expressed an unqualified opinion thereon.

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
February 27, 2020

Report of Independent Registered Public Accounting Firm

To the Partners of American Campus Communities Operating Partnership LP and Subsidiaries

Opinion on Internal Control over Financial Reporting
We have audited American Campus Communities Operating Partnership LP and Subsidiaries’ internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, American Campus Communities Operating Partnership LP and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of comprehensive income, changes in capital, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and our report dated February 27, 2020 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
Austin, Texas
February 27, 2020

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31, 2019	December 31, 2018
Assets

Investments in real estate:
Owned properties, net	$6,694,715	$6,583,397
On-campus participating properties, net	75,188	77,637
Investments in real estate, net	6,769,903	6,661,034

Cash and cash equivalents	54,650	71,238
Restricted cash	26,698	35,279
Student contracts receivable, net	13,470	8,565
Operating lease right of use assets	460,857	—
Other assets	234,176	262,730

Total assets	$7,559,754	$7,038,846

Liabilities and equity

Liabilities:
Secured mortgage, construction and bond debt, net	$787,426	$853,084
Unsecured notes, net	1,985,603	1,588,446
Unsecured term loans, net	199,121	198,769
Unsecured revolving credit facility	425,700	387,300
Accounts payable and accrued expenses	88,411	88,767
Operating lease liabilities	473,070	—
Other liabilities	157,368	191,233
Total liabilities	4,116,699	3,307,599

Commitments and contingencies (Note 15)

Redeemable noncontrolling interests	104,381	184,446

Equity:
American Campus Communities, Inc. and Subsidiaries stockholders’ equity:
Common stock, $0.01 par value, 800,000,000 shares authorized, 137,326,824 and 136,967,286 shares issued and outstanding at December 31, 2019 and December 31, 2018, respectively	1,373	1,370
Additional paid in capital	4,458,456	4,458,240
Common stock held in rabbi trust, 77,928 and 69,603 shares at December 31, 2019 and December 31, 2018, respectively	(3,486)	(3,092)
Accumulated earnings and dividends	(1,144,721)	(971,070)
Accumulated other comprehensive loss	(16,946)	(4,397)
Total American Campus Communities, Inc. and Subsidiaries stockholders’ equity	3,294,676	3,481,051
Noncontrolling interests – partially owned properties	43,998	65,750
Total equity	3,338,674	3,546,801

Total liabilities and equity	$7,559,754	$7,038,846

Consolidated variable interest entities’ assets and debt included in the above balances:

Investments in real estate, net	$788,393	$1,042,585
Cash, cash equivalents, and restricted cash	$59,908	$72,218
Other assets	$18,387	$11,918
Secured mortgage and construction debt, net	$418,241	$447,292
Accounts payable, accrued expenses and other liabilities	$56,976	$53,432

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except share and per share data)

	Year Ended December 31,
	2019	2018	2017
Revenues:
Owned properties	$877,565	$825,959	$738,710
On-campus participating properties	36,346	34,596	33,945
Third-party development services	13,051	7,281	10,761
Third-party management services	12,936	9,814	9,832
Resident services	3,144	3,160	3,199
Total revenues	943,042	880,810	796,447

Operating expenses (income):
Owned properties	390,664	373,521	332,429
On-campus participating properties	15,028	14,602	14,384
Third-party development and management services	19,915	15,459	15,225
General and administrative	31,081	34,537	31,386
Depreciation and amortization	275,046	263,203	234,955
Ground/facility leases	14,151	11,855	10,213
Loss (gain) from disposition of real estate	53	(42,314)	632
Provision for impairment	17,214	—	15,317
Other operating income	—	(2,648)	—
Total operating expenses	763,152	668,215	654,541

Operating income	179,890	212,595	141,906

Nonoperating income (expenses):
Interest income	3,686	4,834	4,945
Interest expense	(111,287)	(99,228)	(71,122)
Amortization of deferred financing costs	(5,012)	(5,816)	(4,619)
Gain from extinguishment of debt	20,992	7,867	—
Other nonoperating income	—	1,301	—
Total nonoperating expenses	(91,621)	(91,042)	(70,796)

Income before income taxes	88,269	121,553	71,110
Income tax provision	(1,507)	(2,429)	(989)
Net income	86,762	119,124	70,121
Net income attributable to noncontrolling interests	(1,793)	(2,029)	(1,083)
Net income attributable to ACC, Inc. and Subsidiaries common stockholders	$84,969	$117,095	$69,038
Other comprehensive (loss) income
Change in fair value of interest rate swaps and other	(12,549)	(1,696)	1,366
Comprehensive income	$72,420	$115,399	$70,404
Net income per share attributable to ACC, Inc. and Subsidiaries common stockholders
Basic	$0.61	$0.84	$0.50
Diluted	$0.60	$0.84	$0.50
Weighted-average common shares outstanding:
Basic	137,295,837	136,815,051	135,141,423
Diluted	138,286,778	137,722,049	136,002,385

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands, except share data)

	Common Shares	Par Value of Common Shares	Additional Paid in Capital	Common Shares Held in Rabbi Trust	Common Shares Held in Rabbi Trust at Cost	Accumulated Earnings and Dividends	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests - Partially Owned Properties	Total
Equity, December 31, 2016	132,225,488	$1,322	$4,118,842	20,181	$(975)	$(670,137)	$(4,067)	$5,502	$3,450,487
Adjustments to reflect redeemable noncontrolling interests at fair value	—	—	9,172	—	—	—	—	—	9,172
Amortization of restricted stock awards and vesting of restricted stock units	16,295	—	13,854	—	—	—	—	—	13,854
Vesting of restricted stock awards	193,186	2	(4,922)	—	—	—	—	—	(4,920)
Distributions to common and restricted stockholders and other ($1.74 per common share)	—	—	—	—	—	(236,545)	—	—	(236,545)
Contributions by noncontrolling interests - partially owned properties	—	—	—	—	—	—	—	8,254	8,254
Distributions to noncontrolling interests - partially owned properties	—	—	—	—	—	—	—	(212)	(212)
Conversion of common and preferred operating partnership units to common stock	22,000	—	154	—	—	—	—	—	154
Change in fair value of interest rate swaps and other	—	—	—	—	—	—	1,366	—	1,366
Net proceeds from sale of common stock	3,949,356	40	187,841	—	—	—	—	—	187,881
Deposits to deferred compensation plan, net of withdrawals	(43,597)		1,969	43,597	(1,969)	—	—	—	—
Net income	—	—	—	—	—	69,038	—	429	69,467
Equity, December 31, 2017	136,362,728	1,364	4,326,910	63,778	(2,944)	(837,644)	(2,701)	13,973	3,498,958
Adjustments to reflect redeemable noncontrolling interests at fair value	—	—	(66,079)	—	—	—	—	—	(66,079)
Amortization of restricted stock awards and vesting of restricted stock units	27,376	—	12,176	—	—	—	—	—	12,176
Vesting of restricted stock awards	170,664	2	(2,758)	—	—	—	—	—	(2,756)
Distributions to common and restricted stockholders and other ($1.82 per common share)	—	—	—	—	—	(250,521)	—	—	(250,521)
Contributions by noncontrolling interests - partially owned properties	—	—	—	—	—	—	—	212,481	212,481
Distributions to noncontrolling interests - partially owned properties	—	—	—	—	—	—	—	(152,325)	(152,325)
Change in ownership of consolidated subsidiary	—	—	174,515	—	—	—	—	(9,472)	165,043
Conversion of common and preferred operating partnership units to common stock	412,343	4	13,328	—	—	—	—	—	13,332
Change in fair value of interest rate swaps and other	—	—	—	—	—	—	(1,696)	—	(1,696)
Deposits to deferred compensation plan, net of withdrawals	(5,825)	—	148	5,825	(148)	—	—	—	—
Net income	—	—	—	—	—	117,095	—	1,093	118,188
Equity, December 31, 2018	136,967,286	1,370	4,458,240	69,603	(3,092)	(971,070)	(4,397)	65,750	3,546,801
Adjustments to reflect redeemable noncontrolling interests at fair value	—	—	(14,350)	—	—	—	—	—	(14,350)
Amortization of restricted stock awards and vesting of restricted stock units	18,318	—	13,617	—	—	—	—	—	13,617
Vesting of restricted stock awards	180,961	2	(3,977)	—	—	—	—	—	(3,975)
Distributions to common and restricted stockholders and other ($1.87 per common share)	—	—	—	—	—	(258,620)	—	—	(258,620)
Contributions by noncontrolling interests - partially owned properties	—	—	—	—	—	—	—	924	924
Distributions to noncontrolling interests - partially owned properties	—	—	—	—	—	—	—	(8,425)	(8,425)
Change in ownership of consolidated subsidiary	—	—	(1,544)	—	—	—	—	(15,261)	(16,805)
Conversion of common and preferred operating partnership units to common stock	168,584	1	6,076	—	—	—	—	—	6,077
Change in fair value of interest rate swaps and other	—	—	—	—	—	—	610	—	610
Termination of interest rate swaps	—	—	—	—	—	—	(13,159)	—	(13,159)
Deposits to deferred compensation plan, net of withdrawals	(8,325)	—	394	8,325	(394)	—	—	—	—
Net income	—	—	—	—	—	84,969	—	1,010	85,979
Equity, December 31, 2019	137,326,824	$1,373	$4,458,456	77,928	$(3,486)	$(1,144,721)	$(16,946)	$43,998	$3,338,674
See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2019	2018	2017
Operating activities
Net income	$86,762	$119,124	$70,121
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (gain) from disposition of real estate	53	(42,314)	632
Gain from insurance settlement	—	(1,245)	—
Gain from extinguishment of debt	(20,992)	(7,867)	—
Provision for impairment	17,214	—	15,317
Depreciation and amortization	275,046	263,203	234,955
Amortization of deferred financing costs and debt premiums/discounts	538	885	(2,871)
Share-based compensation	13,617	12,176	13,854
Income tax provision	1,507	2,429	989
Amortization of interest rate swap terminations	1,133	412	412
Termination of interest rate swaps	(13,159)	—	—
Changes in operating assets and liabilities:
Student contracts receivable, net	(5,407)	148	(414)
Other assets	(4,445)	(9,570)	2,502
Accounts payable and accrued expenses	(1,532)	31,299	(26,718)
Other liabilities	20,044	7,941	9,898
Net cash provided by operating activities	370,379	376,621	318,677

Investing activities
Proceeds from disposition of properties and land parcels	108,562	242,284	24,462
Cash paid for acquisition of properties and land parcels	(8,559)	(26,626)	(375,541)
Capital expenditures for owned properties	(70,846)	(70,809)	(82,722)
Investments in owned properties under development	(444,362)	(475,338)	(534,830)
Capital expenditures for on-campus participating properties	(2,898)	(3,654)	(3,533)
Other investing activities	1,963	(1,669)	(5,608)
Net cash used in investing activities	(416,140)	(335,812)	(977,772)

Financing activities
Proceeds from unsecured notes	398,816	—	399,648
Proceeds from sale of common stock	—	—	190,912
Offering costs	—	—	(2,374)
Pay-off of mortgage and construction loans	(53,818)	(186,347)	(147,960)
Defeasance costs related to early extinguishment of debt	—	(2,726)	—
Pay-off of unsecured term loans	—	(450,000)	—
Proceeds from unsecured term loans	—	—	500,000
Proceeds from revolving credit facility	949,000	1,095,500	1,164,700
Paydowns of revolving credit facility	(910,600)	(835,800)	(1,136,400)
Proceeds from construction loans	31,611	100,882	40,170
Proceeds from mortgage loans	—	330,000	—
Scheduled principal payments on debt	(11,938)	(11,704)	(12,819)
Debt issuance and assumption costs	(6,462)	(656)	(12,060)
Increase in ownership of consolidated subsidiary	(105,109)	(10,486)	—
Contribution by noncontrolling interests	1,174	379,391	11,801
Taxes paid on net-share settlements	(3,975)	(2,756)	(4,920)
Distributions paid to common and restricted stockholders	(258,620)	(250,521)	(236,545)
Distributions paid to noncontrolling interests	(9,487)	(153,841)	(77,243)
Net cash provided by financing activities	20,592	936	676,910
Net change in cash, cash equivalents, and restricted cash	(25,169)	41,745	17,815
Cash, cash equivalents, and restricted cash at beginning of period	106,517	64,772	46,957
Cash, cash equivalents, and restricted cash at end of period	$81,348	$106,517	$64,772

	Year Ended December 31,
	2019	2018	2017
Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents	$54,650	$71,238	$41,182
Restricted cash	26,698	35,279	23,590
Total cash, cash equivalents, and restricted cash at end of period	$81,348	$106,517	$64,772

Supplemental disclosure of non-cash investing and financing activities
Loans associated with investment in joint ventures	$—	$—	$(104,056)
Conversion of common and preferred operating partnership units to common stock	$6,077	$13,332	$154
Non-cash contribution from noncontrolling interest	$—	$8,729	$159,247
Non-cash consideration exchanged in purchase of land parcel	$—	$—	$(3,071)
Accrued development costs and capital expenditures	$37,260	$54,975	$50,714
Change in fair value of derivative instruments, net	$(523)	$(2,108)	$954
Change in fair value of redeemable noncontrolling interest	$(14,350)	$(66,079)	$9,172
Change in ownership of consolidated subsidiary	$—	$(175,529)	$—
Initial recognition of operating lease right of use assets	$463,445	$—	$—
Initial recognition of operating lease liabilities	$462,495	$—	$—
Non-cash extinguishment of debt, including accrued interest	$(34,570)	$—	$—
Net assets surrendered in conjunction with extinguishment of debt	$13,578	$—	$—

Supplemental disclosure of cash flow information
Interest paid, net of amounts capitalized	$114,450	$101,841	$72,407
Income taxes paid	$3,041	$1,060	$1,053

 See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)

	December 31, 2019	December 31, 2018
Assets

Investments in real estate:
Owned properties, net	$6,694,715	$6,583,397
On-campus participating properties, net	75,188	77,637
Investments in real estate, net	6,769,903	6,661,034

Cash and cash equivalents	54,650	71,238
Restricted cash	26,698	35,279
Student contracts receivable, net	13,470	8,565
Operating lease right of use assets	460,857	—
Other assets	234,176	262,730

Total assets	$7,559,754	$7,038,846

Liabilities and capital

Liabilities:
Secured mortgage, construction and bond debt, net	$787,426	$853,084
Unsecured notes, net	1,985,603	1,588,446
Unsecured term loans, net	199,121	198,769
Unsecured revolving credit facility	425,700	387,300
Accounts payable and accrued expenses	88,411	88,767
Operating lease liabilities	473,070	—
Other liabilities	157,368	191,233
Total liabilities	4,116,699	3,307,599

Commitments and contingencies (Note 15)

Redeemable limited partners	104,381	184,446

Capital:
Partners’ capital:
General partner - 12,222 OP units outstanding at both December 31, 2019 and December 31, 2018	40	55
Limited partner - 137,392,530 and 137,024,667 OP units outstanding at December 31, 2019 and December 31, 2018, respectively	3,311,582	3,485,393
Accumulated other comprehensive loss	(16,946)	(4,397)
Total partners’ capital	3,294,676	3,481,051
Noncontrolling interests – partially owned properties	43,998	65,750
Total capital	3,338,674	3,546,801

Total liabilities and capital	$7,559,754	$7,038,846

Consolidated variable interest entities’ assets and debt included in the above balances:

Investments in real estate, net	$788,393	$1,042,585
Cash, cash equivalents, and restricted cash	$59,908	$72,218
Other assets	$18,387	$11,918
Secured mortgage and construction debt, net	$418,241	$447,292
Accounts payable, accrued expenses and other liabilities	$56,976	$53,432

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except unit and per unit data)

	Year Ended December 31,
	2019	2018	2017
Revenues:
Owned properties	$877,565	$825,959	$738,710
On-campus participating properties	36,346	34,596	33,945
Third-party development services	13,051	7,281	10,761
Third-party management services	12,936	9,814	9,832
Resident services	3,144	3,160	3,199
Total revenues	943,042	880,810	796,447

Operating expenses (income):
Owned properties	390,664	373,521	332,429
On-campus participating properties	15,028	14,602	14,384
Third-party development and management services	19,915	15,459	15,225
General and administrative	31,081	34,537	31,386
Depreciation and amortization	275,046	263,203	234,955
Ground/facility leases	14,151	11,855	10,213
Loss (gain) from disposition of real estate	53	(42,314)	632
Provision for impairment	17,214	—	15,317
Other operating income	—	(2,648)	—
Total operating expenses	763,152	668,215	654,541

Operating income	179,890	212,595	141,906

Nonoperating income (expenses):
Interest income	3,686	4,834	4,945
Interest expense	(111,287)	(99,228)	(71,122)
Amortization of deferred financing costs	(5,012)	(5,816)	(4,619)
Gain from extinguishment of debt	20,992	7,867	—
Other nonoperating income	—	1,301	—
Total nonoperating expenses	(91,621)	(91,042)	(70,796)

Income before income taxes	88,269	121,553	71,110
Income tax provision	(1,507)	(2,429)	(989)
Net income	86,762	119,124	70,121
Net income attributable to noncontrolling interests – partially owned properties	(1,398)	(1,215)	(435)
Net income attributable to American Campus Communities Operating Partnership LP	85,364	117,909	69,686
Series A preferred units distributions	(68)	(124)	(124)
Net income attributable to common unitholders	$85,296	$117,785	$69,562
Other comprehensive (loss) income
Change in fair value of interest rate swaps and other	(12,549)	(1,696)	1,366
Comprehensive income	$72,747	$116,089	$70,928
Net income per unit attributable to common unitholders
Basic	$0.61	$0.85	$0.50
Diluted	$0.60	$0.84	$0.50
Weighted-average common units outstanding
Basic	137,826,949	137,586,759	136,160,609
Diluted	138,817,890	138,493,757	137,021,571

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL
(in thousands, except unit data)

					Accumulated	Noncontrolling
	General Partner		Limited Partner		Other	Interests –
	Units	Amount	Units	Amount	Comprehensive (Loss) Income	Partially Owned Properties	Total
Capital, December 31, 2016	12,222	$82	132,233,447	$3,448,970	$(4,067)	$5,502	3,450,487
Adjustments to reflect redeemable limited partners’ interest at fair value	—	—	—	9,172	—	—	9,172
Amortization of restricted stock awards and vesting of restricted stock units	—	—	16,295	13,854	—	—	13,854
Vesting of restricted stock awards	—	—	193,186	(4,920)	—	—	(4,920)
Distributions to common and restricted unit holders and other ($1.74 per common share)	—	(21)	—	(236,524)	—	—	(236,545)
Contribution by noncontrolling interests - partially owned properties	—	—	—	—	—	8,254	8,254
Distributions to noncontrolling interests - partially owned properties	—	—	—	—	—	(212)	(212)
Conversion of common and preferred operating partnership units to common stock	—	—	22,000	154	—	—	154
Issuance of units in exchange for contributions of equity offering proceeds	—	—	3,949,356	187,881	—	—	187,881
Change in fair value of interest rate swaps and other	—	—	—	—	1,366	—	1,366
Net income	—	6	—	69,032	—	429	69,467
Capital, December 31, 2017	12,222	67	136,414,284	3,487,619	(2,701)	13,973	3,498,958
Adjustments to reflect redeemable limited partners’ interest at fair value	—	—	—	(66,079)	—	—	(66,079)
Amortization of restricted stock awards and vesting of restricted stock units	—	—	27,376	12,176	—	—	12,176
Vesting of restricted stock awards	—	—	170,664	(2,756)	—	—	(2,756)
Distributions to common and restricted unit holders and other ($1.82 per common unit)	—	(22)	—	(250,499)	—	—	(250,521)
Contribution by noncontrolling interests - partially owned properties	—	—	—	—	—	212,481	212,481
Distributions to noncontrolling joint venture partners	—	—	—	—	—	(152,325)	(152,325)
Change in ownership of consolidated subsidiary	—	—	—	174,515	—	(9,472)	165,043
Conversion of common and preferred operating partnership units to common stock	—	—	412,343	13,332	—	—	13,332
Change in fair value of interest rate swaps and other	—	—	—	—	(1,696)	—	(1,696)
Net income	—	10	—	117,085	—	1,093	118,188
Capital, December 31, 2018	12,222	55	137,024,667	3,485,393	(4,397)	65,750	3,546,801
Adjustments to reflect redeemable limited partners’ interest at fair value	—	—	—	(14,350)	—	—	(14,350)
Amortization of restricted stock awards and vesting of restricted stock units	—	—	18,318	13,617	—	—	13,617
Vesting of restricted stock awards	—	—	180,961	(3,975)	—	—	(3,975)
Distributions to common and restricted unit holders and other ($1.87 per common unit)	—	(23)	—	(258,597)	—	—	(258,620)
Contributions by noncontrolling interests - partially owned properties	—	—	—	—	—	924	924
Distributions to noncontrolling interests - partially owned properties	—	—	—	—	—	(8,425)	(8,425)
Change in ownership of consolidated subsidiary	—	—	—	(1,544)	—	(15,261)	(16,805)
Conversion of common and preferred operating partnership units to common stock	—	—	168,584	6,077	—	—	6,077
Change in fair value of interest rate swaps and other	—	—	—	—	610	—	610
Termination of interest rate swaps	—	—	—	—	(13,159)	—	(13,159)
Net income	—	8	—	84,961	—	1,010	85,979
Capital, December 31, 2019	12,222	$40	137,392,530	$3,311,582	$(16,946)	$43,998	$3,338,674

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2019	2018	2017
Operating activities
Net income	$86,762	$119,124	$70,121
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (gain) from disposition of real estate	53	(42,314)	632
Gain from insurance settlement	—	(1,245)	—
Gain from extinguishment of debt	(20,992)	(7,867)	—
Provision for impairment	17,214	—	15,317
Depreciation and amortization	275,046	263,203	234,955
Amortization of deferred financing costs and debt premiums/discounts	538	885	(2,871)
Share-based compensation	13,617	12,176	13,854
Income tax provision	1,507	2,429	989
Amortization of interest rate swap terminations	1,133	412	412
Termination of interest rate swaps	(13,159)	—	—
Changes in operating assets and liabilities:
Student contracts receivable, net	(5,407)	148	(414)
Other assets	(4,445)	(9,570)	2,502
Accounts payable and accrued expenses	(1,532)	31,299	(26,718)
Other liabilities	20,044	7,941	9,898
Net cash provided by operating activities	370,379	376,621	318,677

Investing activities
Proceeds from disposition of properties and land parcels	108,562	242,284	24,462
Cash paid for acquisition of properties and land parcels	(8,559)	(26,626)	(375,541)
Capital expenditures for owned properties	(70,846)	(70,809)	(82,722)
Investments in owned properties under development	(444,362)	(475,338)	(534,830)
Capital expenditures for on-campus participating properties	(2,898)	(3,654)	(3,533)
Other investing activities	1,963	(1,669)	(5,608)
Net cash used in investing activities	(416,140)	(335,812)	(977,772)

Financing activities
Proceeds from unsecured notes	398,816	—	399,648
Proceeds from issuance of common units in exchange for contributions, net	—	—	188,538
Pay-off of mortgage and construction loans	(53,818)	(186,347)	(147,960)
Defeasance costs related to early extinguishment of debt	—	(2,726)	—
Pay-off of unsecured term loans	—	(450,000)	—
Proceeds from unsecured term loans	—	—	500,000
Proceeds from revolving credit facility	949,000	1,095,500	1,164,700
Paydowns of revolving credit facility	(910,600)	(835,800)	(1,136,400)
Proceeds from construction loans	31,611	100,882	40,170
Proceeds from mortgage loans	—	330,000	—
Scheduled principal payments on debt	(11,938)	(11,704)	(12,819)
Debt issuance and assumption costs	(6,462)	(656)	(12,060)
Increase in ownership of consolidated subsidiary	(105,109)	(10,486)	—
Contribution by noncontrolling interests	1,174	379,391	11,801
Taxes paid on net-share settlements	(3,975)	(2,756)	(4,920)
Distributions paid to common and preferred unitholders	(257,780)	(250,515)	(236,905)
Distributions paid on unvested restricted stock awards	(1,902)	(1,522)	(1,536)
Distributions paid to noncontrolling interests - partially owned properties	(8,425)	(152,325)	(75,347)
Net cash provided by financing activities	20,592	936	676,910
Net change in cash, cash equivalents, and restricted cash	(25,169)	41,745	17,815
Cash, cash equivalents, and restricted cash at beginning of period	106,517	64,772	46,957
Cash, cash equivalents, and restricted cash at end of period	$81,348	$106,517	$64,772
Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents	$54,650	$71,238	$41,182
Restricted cash	26,698	35,279	23,590
Total cash, cash equivalents, and restricted cash at end of period	$81,348	$106,517	$64,772

Supplemental disclosure of non-cash investing and financing activities
Loans associated with investment in joint ventures	$—	$—	$(104,056)
Conversion of common and preferred operating partnership units to common stock	$6,077	$13,332	$154
Non-cash contribution from noncontrolling interest	$—	$8,729	$159,247
Non-cash consideration exchanged in purchase of land parcel	$—	$—	$(3,071)
Accrued development costs and capital expenditures	$37,260	$54,975	$50,714
Change in fair value of derivative instruments, net	$(523)	$(2,108)	$954
Change in fair value of redeemable noncontrolling interest	$(14,350)	$(66,079)	$9,172
Change in ownership of consolidated subsidiary	$—	$(175,529)	$—
Initial recognition of operating lease right of use assets	$463,445	$—	$—
Initial recognition of operating lease liabilities	$462,495	$—	$—
Non-cash extinguishment of debt, including accrued interest	$(34,570)	$—	$—
Net assets surrendered in conjunction with extinguishment of debt	$13,578	$—	$—

Supplemental disclosure of cash flow information
Interest paid, net of amounts capitalized	$114,450	$101,841	$72,407
Income taxes paid	$3,041	$1,060	$1,053

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business

American Campus Communities, Inc. (“ACC”) is a real estate investment trust (“REIT”) that commenced operations effective with the completion of an initial public offering (“IPO”) on August 17, 2004. Through ACC’s controlling interest in American Campus Communities Operating Partnership LP (“ACCOP”), ACC is one of the largest owners, managers, and developers of high quality student housing properties in the United States in terms of beds owned and under management. ACC is a fully integrated, self-managed, and self-administered equity REIT with expertise in the acquisition, design, financing, development, construction management, leasing, and management of student housing properties. ACC’s common stock is publicly traded on the New York Stock Exchange (“NYSE”) under the ticker symbol “ACC.”

The general partner of ACCOP is American Campus Communities Holdings, LLC (“ACC Holdings”), an entity that is wholly-owned by ACC.  As of December 31, 2019, ACC Holdings held an ownership interest in ACCOP of less than 1%. The limited partners of ACCOP are ACC and other limited partners consisting of current and former members of management and nonaffiliated third parties.  As of December 31, 2019, ACC owned an approximate 99.6% limited partnership interest in ACCOP.  As the sole member of the general partner of ACCOP, ACC has exclusive control of ACCOP’s day-to-day management.  Management operates ACC and ACCOP as one business.  The management of ACC consists of the same members as the management of ACCOP.  ACC consolidates ACCOP for financial reporting purposes, and ACC does not have significant assets other than its investment in ACCOP.  Therefore, the assets and liabilities of ACC and ACCOP are the same on their respective financial statements.  References to the “Company” mean collectively ACC, ACCOP, and those entities/subsidiaries owned or controlled by ACC and/or ACCOP.  References to the “Operating Partnership” mean collectively ACCOP and those entities/subsidiaries owned or controlled by ACCOP.  Unless otherwise indicated, the accompanying Notes to the Consolidated Financial Statements apply to both the Company and the Operating Partnership.

As of December 31, 2019, the Company’s property portfolio contained 167 properties with approximately 112,800 beds.  The Company’s property portfolio consisted of 127 owned off-campus student housing properties that are in close proximity to colleges and universities, 34 American Campus Equity (“ACE®”) properties operated under ground/facility leases, and six on-campus participating properties operated under ground/facility leases with the related university systems.  Of the 167 properties, three were under development as of December 31, 2019, and when completed will consist of a total of approximately 11,300 beds.  The Company's communities contain modern housing units and are supported by a resident assistant system and other student-oriented programming, with many offering resort-style amenities.

Through one of ACC’s taxable REIT subsidiaries (“TRSs”), the Company also provides construction management and development services, primarily for student housing properties owned by colleges and universities, charitable foundations, and others.  As of December 31, 2019, also through one of ACC’s TRSs, the Company provided third-party management and leasing services for 36 properties that represented approximately 26,500 beds.  Third-party management and leasing services are typically provided pursuant to management contracts that have initial terms that range from one year to five years.  As of December 31, 2019, the Company’s total owned and third-party managed portfolio included 203 properties with approximately 139,300 beds.

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

Recently Issued Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. The standard requires entities to estimate a lifetime expected credit loss for most financial assets, including trade and other receivables, held-to-maturity debt securities, loans and other financial instruments, and to present the net amount of the financial instrument expected to be collected. The updated standard will be effective for the Company on January 1, 2020. In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, which amends the transition requirements and scope of ASU 2016-13 and clarifies that receivables arising from operating leases are not within the scope of the credit losses standard, but rather, should be accounted for in accordance with the leases standard.

The Company notes that a majority of its financial instruments result from operating leasing transactions, which as mentioned above, are not within the scope of the new standard. However, the Company did perform both a quantitative and qualitative analysis on the financial assets that are covered under this guidance, including its loans receivable. Based on this analysis, which included analyzing historical performance, occupancy rates, projected future performance, and macroeconomic trends, the Company concluded this new standard would not have a material impact on the consolidated financial statements.
In addition, the Company does not expect the following accounting pronouncements issued by the FASB to have a material effect on its consolidated financial statements:

Accounting Standards Update	Effective Date

ASU 2018-15, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract”
January 1, 2020
ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement”	January 1, 2020
ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes"	January 1, 2021

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

The Company adopted the New Leases Standard on January 1, 2019, utilizing the modified retrospective transition approach. Under this approach, the Company elected to apply the new standard to leases that were in place as of January 1, 2019. Effective January 1, 2019, when the Company enters into a contract or amends an existing contract, it evaluates whether the contract meets the definition of a lease under the New Leases Standard. To meet the definition of a lease the contract must meet all three of the following criteria:

•	One party (lessor) must hold an identified asset;

•	The counterparty (lessee) must have the right to obtain substantially all of the economic benefits from the use of the asset throughout the period of the contract; and

•	The counterparty (lessee) must have the right to direct the use of the identified asset throughout the period of the contract

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

As Lessee:

•
Under the New Leases Standard, lessees classify leases as either operating or finance leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification determines whether lease expense is recognized on a straight-line basis over the term of the lease (operating lease) or under the effective interest method (finance lease). In addition, the New Leases Standard requires lessees to recognize right-of-use assets and related lease liabilities for leases with a term greater than 12 months regardless of their lease classification. The New Leases Standard does provide a practical expedient that allows lessees to not apply the recognition requirements discussed above to leases with a lease term of 12 months or less. The Company elected to adopt this practical expedient available for implementation.

•
Upon adoption of the New Leases Standard on January 1, 2019, the Company was a lessee under 28 ground leases and two corporate office headquarters leases for which it recorded $278.2 million in right of use assets (“ROU Assets”), and $277.5 million of operating lease liabilities.

•
Because the Company’s existing leases under which it is a lessee will continue to be classified as operating leases, the timing and pattern of lease expense recognition (straight-line basis) will remain unchanged. Leases entered into or modified after January 1, 2019, were evaluated under the New Leases Standard and were also classified as operating leases.

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

•
The New Leases Standard also requires lessors to evaluate collectability of all operating lease payments in a contract at lease commencement and thereafter. The Company concludes that operating lease payments are probable of collection at lease commencement. If the operating lease payments are subsequently deemed not probable of collection, adjustments are recognized as a reduction to lease income and, subsequently, any lease revenue is only recognized when cash receipts are received. This resulted in the reclassification of the provision for uncollectible accounts from operating expenses to revenue.  This adjustment is reflected on a prospective basis in the accompanying consolidated statements of comprehensive income, starting on January 1, 2019.  The provision for uncollectible accounts for owned properties was $7.3 million, $7.1 million and $6.4 million for the year ended December 31, 2019, 2018 and 2017, respectively. The provision for uncollectible accounts for on-campus participating properties was a $0.5 million benefit for the year ended December 31, 2019, and a $0.3 million expense for both year ended December 31, 2018 and 2017.

•
The New Leases Standard allows lessors to maintain an allowance for uncollectible operating lease receivables. If after lease commencement, the assessment of collectability on operating lease payments changes, a lessor can determine whether the allowance adequately contemplated this change. Upon adoption, the Company elected to maintain its allowance for operating leases and concluded the allowance adequately contemplated operating lease payments that were deemed not probable of collection for the year ended December 31, 2019.

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

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In addition, on January 1, 2019, the Company adopted the following accounting pronouncements which did not have a material effect on the Company’s consolidated financial statements:

•	ASU 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”

•	ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities”

•	ASU 2018-16, "Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes"

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

Project costs directly associated with the development and construction of an owned real estate project, which include interest, property taxes, and amortization of deferred financing costs, are capitalized as construction in progress.  Upon completion of the project, costs are transferred into the applicable asset category and depreciation commences.  Interest totaling approximately $12.1 million, $11.7 million and $15.9 million was capitalized during the years ended December 31, 2019, 2018, and 2017, respectively.

Management assesses whether there has been an impairment in the value of the Company’s investments in real estate whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Impairment is recognized when estimated expected future undiscounted cash flows are less than the carrying value of the property, or when a property meets the criteria to be classified as held for sale, at which time an impairment charge is recognized for any excess of the carrying value of the property over the expected net proceeds from the disposal.  The estimation of expected future net cash flows uses estimates, including capitalization rates and growth rates, which are inherently uncertain and rely on assumptions regarding current and future economics and market conditions.  If such conditions change, then an adjustment to the carrying value of the Company’s long-lived assets could occur in the future period in which the conditions change.  To the extent that a property is impaired, the excess of the carrying amount of the property over its estimated fair value is charged to earnings. In the case of any impairment, the valuation would be based on Level 3 inputs. During the year ended December 31, 2019, concurrent with the classification of one owned property as held for sale, the Company recorded a $3.2 million impairment charge which is included in provision for impairment within operating income on the Consolidated Statements of Comprehensive Income. There were no impairment charges during the year ended December 31, 2018. The Company recorded a $15.3 million impairment charge in June 2017 for one property that was in receivership and was returned to the lender during the year ended December 31, 2019. Refer to Note 6 for additional information regarding the disposition and to Note 9 for additional information regarding the property returned to the lender.

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

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property acquisitions deemed to qualify as a business are accounted for as business combinations, and the related acquisition costs are expensed as incurred. The Company allocates the purchase price of properties acquired in business combinations to net tangible and identified intangible assets based on their fair values.  Fair value estimates are based on information obtained from a number of sources, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property, the Company’s own analysis of recently acquired and existing comparable properties in the Company’s portfolio, and other market data.  Information obtained about each property as a result of due diligence, marketing, and leasing activities is also considered.  The value allocated to land is generally based on the actual purchase price if acquired separately, or market research/comparables if acquired as part of an existing operating property.  The value allocated to building is based on the fair value determined on an “as-if vacant” basis, which is estimated using a replacement cost approach that relies upon assumptions that the Company believes are consistent with current market conditions for similar properties. The value allocated to furniture, fixtures, and equipment is based on an estimate of the fair value of the appliances and fixtures inside the units. The Company has determined these estimates are primarily based upon unobservable inputs and therefore are considered to be Level 3 inputs within the fair value hierarchy.

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

Concurrent with this classification, the asset is recorded at the lower of cost or fair value less estimated selling costs, and depreciation ceases. The Company did not have any properties classified as held for sale as of December 31, 2019 and 2018.

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

Loans Receivable

Loans held for investment are intended to be held to maturity and, accordingly, are carried at cost, net of unamortized loan purchase discounts, and net of an allowance for loan losses when such loan is deemed to be impaired.  Loan purchase discounts are amortized over the term of the loan.  The unamortized discount on the loans receivable was $2.3 million and $2.4 million as of December 31, 2019 and 2018, respectively. The Company considers a loan impaired when, based upon current information and events, it is probable that it will be unable to collect all amounts due for both principal and interest according to the contractual terms of the loan agreement.  Management’s estimate of the collectability of principal and interest payments under the Company’s loans receivable from CaPFA Capital Corp. 2000F (“CaPFA”), which mature in December 2040 and carry a balance, net of discount, of approximately $50.6 million and $54.6 million as of December 31, 2019 and 2018, respectively, are highly dependent on the future operating performance of the properties securing the loans.  As future economic conditions and/or market conditions at the properties change, management will continue to evaluate the collectability of such amounts. There were no impairments of the carrying value of its loans receivable as of December 31, 2019. Loans receivable are included in Other Assets on the accompanying Consolidated Balance Sheets.

Intangible Assets

A portion of the purchase price of acquired properties is allocated to the value of in-place leases for both student and commercial tenants, which is based on the difference between (i) the property valued with existing in-place leases adjusted to market rental rates and (ii) the property valued “as-if” vacant.  As lease terms for student leases are typically one year or less, rates on in-place leases generally approximate market rental rates.  Factors considered in the valuation of in-place leases include an estimate of the carrying costs during the expected lease-up period considering current market conditions, nature of the tenancy, and costs to execute similar leases.  Carrying costs include estimates of lost rents at market rates during the expected lease-up period as well as marketing and other operating expenses.  The value of in-place leases is amortized over the remaining initial term of the respective leases.  The purchase price of property acquisitions is not allocated to student tenant relationships, considering the terms of the leases and the expected levels of renewals.

For acquired properties subject to an in-place property tax incentive arrangement, a portion of the purchase price is allocated to the present value of expected future property tax savings over the projected incentive arrangement period. There were no new acquisitions or investments in joint ventures during the years ended December 31, 2019 and 2018, that required an allocation to in-place property tax incentive arrangements assumed. Unamortized in-place property tax incentive arrangements as of December 31, 2019 and 2018 were approximately $38.6 million and $56.3 million, respectively, and are included in other assets on the accompanying consolidated balance sheets. Amortization expense was approximately $3.5 million, $3.7 million, and $3.3 million for the years ended December 31, 2019, 2018, and 2017, respectively, and is included in owned properties operating expense in the accompanying consolidated statements of comprehensive income. As of December 31, 2019, the remaining weighted average tax incentive arrangement period was 18.0 years. During the year ended December 31, 2019, the Company recorded a $14.0 million impairment charge associated with a tax incentive arrangement that was recorded upon acquisition of an owned property in 2015 due to current facts and circumstances indicating that the originally assumed property tax savings will not materialize. This impairment charge is based on Level 3 inputs and is included in provision for impairment on the accompanying Consolidated Statements of Comprehensive Income.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred Financing Costs

The Company defers financing costs and amortizes the costs over the terms of the related debt using the effective-interest method.  Upon repayment of or in conjunction with a material change in the terms of the underlying debt agreement, any unamortized costs are charged to earnings. In those instances when debt modifications do not include material changes to the terms of the underlying debt agreement, unamortized costs of the original instrument are added to the costs of the modification and amortized over the life of the modified debt using the effective interest method.  Deferred financing costs, net of amortization, for the Company’s revolving credit facility are included in other assets on the accompanying consolidated balance sheets. Net deferred financing costs for the Company’s revolving credit facility were approximately $3.5 million as of both December 31, 2019, and 2018.

Redeemable Noncontrolling Interests

The Company follows guidance issued by the FASB regarding the classification and measurement of redeemable securities. Under this guidance, securities that are redeemable for cash or other assets, at the option of the holder and not solely within the control of the issuer, must be classified outside of permanent equity as redeemable noncontrolling interests. The Company makes this determination based on terms in the applicable agreements, specifically in relation to redemption provisions. The Company initially records the redeemable noncontrolling interests at fair value. The carrying amount of the redeemable noncontrolling interest is subsequently adjusted to the redemption value (assuming the noncontrolling interest is redeemable at the balance sheet date), with the corresponding offset for changes in fair value recorded in additional paid in capital. Reductions in fair value are recorded only to the extent that the Company has previously recorded increases in fair value above the redeemable noncontrolling interests’ initial basis. As the changes in redemption value are based on fair value, there is no effect on the Company’s earnings per share. Redeemable noncontrolling interests on the accompanying consolidated balance sheets of ACC are referred to as redeemable limited partners on the consolidated balance sheets of the Operating Partnership. Refer to Note 8 for a more detailed discussion of redeemable noncontrolling interests for both ACC and the Operating Partnership.

Consolidated VIEs

The Company has investments in various entities that qualify as VIEs for accounting purposes and for which the Company is the primary beneficiary and therefore includes the entities in its consolidated financial statements. These VIEs include the Operating Partnership, six joint ventures that own a total of 11 operating properties and a land parcel, and six properties owned under the on-campus participating property structure. The VIE assets and liabilities consolidated within the Company's assets and liabilities are disclosed at the bottom of the Consolidated Balance Sheets.

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

For joint ventures that are not defined as VIEs, where the Company is the general partner, but does not control the joint venture as the other partners hold substantive participating rights, the Company uses the equity method of accounting.  For joint ventures where the Company is a limited partner, management evaluates whether the Company holds substantive participating rights. In instances where the Company holds substantive participating rights in the joint venture, the Company consolidates the joint venture; otherwise, it uses the equity method of accounting.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Presale Development Projects

As part of its development strategy, the Company enters into presale agreements to purchase various properties. Under the terms of these agreements, the Company is obligated to purchase the property as long as certain construction completion deadlines and other closing conditions are met. As a part of the presale agreements, the Company has the option to elect not to purchase the asset, which would result in the Company paying a significant penalty. The Company is typically responsible for leasing, management, and initial operations of the project while the third-party developer retains development risk during the construction period. The entity that owns the property is deemed to be a VIE, and the Company is deemed to be the primary beneficiary of the VIE. As such, upon execution of the purchase and sale agreement, the Company records the assets, liabilities, and noncontrolling interest of the entity owning the property at fair value.

Mortgage Debt - Premiums and Discounts

Mortgage debt premiums and discounts represent fair value adjustments to account for the difference between the stated rates and market rates of mortgage debt assumed in connection with the Company’s property acquisitions.  The mortgage debt premiums and discounts are included in secured mortgage, construction, and bond debt on the accompanying consolidated balance sheets and are amortized to interest expense over the term of the related mortgage loans using the effective-interest method.  The amortization of mortgage debt premiums and discounts resulted in a net decrease to interest expense of approximately $4.9 million, $5.3 million, and $7.8 million for the years ended December 31, 2019, 2018, and 2017, respectively.  As of December 31, 2019 and 2018, net unamortized mortgage debt premiums were approximately $6.4 million and $11.6 million, respectively.

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

Revenue Recognition and Accounts Receivable

The Company’s primary business involves leasing properties to students under agreements that are classified as operating leases, and which have terms of 12 months or less. When collection of substantially all lease payments during the lease term is considered probable, which the Company concludes to be the case at lease commencement, the lease qualifies for accrual accounting and lease payments are recognized on a straight-line basis. These student leases do not provide for variable rent payments. The Company is also a lessor under commercial leases at certain owned properties, some of which provide for variable lease payments based upon tenant performance such as a percentage of sales. The Company recognizes the base lease payments provided for under the leases on a straight-line basis over the lease term, and variable payments are recognized in the period in which the changes in facts and circumstances on which the variable payments are based occur.

If collection of substantially all lease payments during the lease term is not considered probable, adjustments are recognized as a reduction to lease income and, subsequently, any lease revenue is only recognized when cash receipts are received. In addition, the Company still maintains an allowance for uncollectible operating lease receivables to establish general reserves that are sufficient to absorb any adjustments to the probability of collection of substantially all lease payments. Determining the probability of collection of substantially all lease payments is impacted by numerous factors including tenant creditworthiness, economic conditions, and the Company's historical experience with tenants.

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

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Third-Party Development Services Costs

Pre-development expenditures such as architectural fees, permits and deposits associated with the pursuit of third-party and owned development projects are expensed as incurred, until such time that management believes it is probable that the contract will be executed and/or construction will commence, at which time the Company capitalizes the costs.  Because the Company frequently incurs these pre-development expenditures before a financing commitment and/or required permits and authorizations have been obtained, the Company bears the risk of loss of these pre-development expenditures if financing cannot ultimately be arranged on acceptable terms or the Company is unable to successfully obtain the required permits and authorizations.  As such, management evaluates the status of third-party and owned projects that have not yet commenced construction on a periodic basis and expenses any deferred costs related to projects whose current status indicates the commencement of construction is unlikely and/or the costs may not provide future value to the Company in the form of revenues.  Such write-offs are included in third-party development and management services expenses (in the case of third-party development projects) or general and administrative expenses (in the case of owned development projects) on the accompanying consolidated statements of comprehensive income.  As of December 31, 2019, the Company has deferred approximately $7.1 million in pre-development costs related to third-party and owned development projects that have not yet commenced construction.  Such costs are net of any contractual arrangements through which the Company could be reimbursed by another party. Such costs are included in other assets on the accompanying consolidated balance sheets.

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

Advertising Costs

Advertising costs are expensed during the period incurred, or as the advertising takes place, depending on the nature and term of the specific advertising arrangements.  Advertising expense approximated $15.7 million, $13.6 million and $12.7 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Derivative Instruments and Hedging Activities

The Company records all derivative financial instruments on the balance sheet at fair value.  Changes in fair value are recognized either in earnings or as other comprehensive income, depending on whether the derivative has been designated as a fair value or cash flow hedge and whether it qualifies as part of a hedging relationship, the nature of the exposure being hedged, and how effective the derivative is at offsetting movements in underlying exposure.  The Company discontinues hedge accounting when: (i) it determines that the derivative is no longer effective in offsetting changes in the fair value or cash flows of a hedged item; (ii) the derivative expires or is sold, terminated, or exercised; (iii) it is no longer probable that the forecasted transaction will occur; or (iv) management determines that designating the derivative as a hedging instrument is no longer appropriate.  In all situations in which hedge accounting is discontinued and the derivative remains outstanding, the Company will carry the derivative at its fair value on the balance sheet, recognizing changes in the fair value in current-period earnings.  The Company uses interest rate swaps to effectively convert a portion of its floating rate debt to fixed rate, thus reducing the impact of rising interest rates on interest payments.  These instruments are designated as cash flow hedges and the interest differential to be paid or received is accrued as interest expense. The Company’s counter-parties are major financial institutions.  See Note 12 for an expanded discussion on derivative instruments and hedging activities.

Common Stock Issuances and Costs

Specific incremental costs directly attributable to the Company’s equity offerings are deferred and charged against the gross proceeds of the offering.  As such, underwriting commissions and other common stock issuance costs are reflected as a reduction of additional paid in capital.  See Note 10 for an expanded discussion on common stock issuances and costs.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Share-Based Compensation

Compensation expense associated with share-based awards is recognized in the consolidated statements of comprehensive income based on the grant-date fair values and is adjusted as actual forfeitures occur. Compensation expense is recognized over the period during which the employee is required to provide service in exchange for the award, which is generally the vesting period.  See Note 11 for an expanded discussion of the Company’s share-based compensation awards.

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

The Company owns various TRSs, one of which manages the Company’s non-REIT activities and each of which is subject to federal, state and local income taxes.

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

The following potentially dilutive securities were outstanding for the years ended December 31, 2019, 2018, and 2017, but were not included in the computation of diluted earnings per share because the effects of their inclusion would be anti-dilutive.

	Year Ended December 31,
	2019	2018	2017
Common OP Units (Note 8)	531,112	771,708	1,019,186
Preferred OP Units (Note 8)	42,421	77,513	77,513
Total potentially dilutive securities	573,533	849,221	1,096,699

The following is a summary of the elements used in calculating basic and diluted earnings per share:

	Year Ended December 31,
	2019	2018	2017
Numerator - basic and diluted earnings per share
Net income	$86,762	$119,124	$70,121
Net income attributable to noncontrolling interests	(1,793)	(2,029)	(1,083)
Net income attributable to ACC, Inc. and Subsidiaries common stockholders	84,969	117,095	69,038
Amount allocated to participating securities	(1,902)	(1,522)	(1,536)
Net income attributable to common stockholders	$83,067	$115,573	$67,502

Denominator
Basic weighted average common shares outstanding	137,295,837	136,815,051	135,141,423
Unvested restricted stock awards (Note 11)	990,941	906,998	860,962
Diluted weighted average common shares outstanding	138,286,778	137,722,049	136,002,385

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Earnings per share
Net income attributable to common stockholders - basic	$0.61	$0.84	$0.50
Net income attributable to common stockholders - diluted	$0.60	$0.84	$0.50

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

The following is a summary of the elements used in calculating basic and diluted earnings per unit:

	Year Ended December 31,
	2019	2018	2017
Numerator - basic and diluted earnings per unit
Net income	$86,762	$119,124	$70,121
Net income attributable to noncontrolling interests – partially owned properties	(1,398)	(1,215)	(435)
Series A preferred unit distributions	(68)	(124)	(124)
Amount allocated to participating securities	(1,902)	(1,522)	(1,536)
Net income attributable to common unitholders	$83,394	$116,263	$68,026

Denominator
Basic weighted average common units outstanding	137,826,949	137,586,759	136,160,609
Unvested restricted stock awards (Note 11)	990,941	906,998	860,962
Diluted weighted average common units outstanding	138,817,890	138,493,757	137,021,571

Earnings per unit
Net income attributable to common unitholders - basic	$0.61	$0.85	$0.50
Net income attributable to common unitholders - diluted	$0.60	$0.84	$0.50
4.     Income Taxes

As mentioned in Note 2, the Company qualifies as a REIT under the Code.  As a REIT, the Company is not subject to federal income tax as long as it distributes at least 90% of its taxable income to its shareholders each year.  If the Company’s taxable income exceeds its distributions for the year, the REIT tax rules allow the Company to designate distributions from a subsequent tax year in order to avoid current taxation on undistributed income. No provision for federal income taxes for the REIT has been included in the accompanying consolidated financial statements as the Company expects to meet the 90% annual distribution requirement. If the Company fails to qualify as a REIT, the Company will be subject to federal income tax (including any applicable alternative minimum tax for tax years ending on or prior to December 31, 2017) on its taxable income and to federal income and excise taxes on its undistributed income. In addition, ACCOP is a flow-through entity and is not subject to federal income taxes at the entity level. Historically, the Company has incurred only state and local income, franchise and margin taxes.

The Company’s TRSs are subject to federal, state, and local income taxes.  As such, deferred income taxes result from temporary differences between the carrying amounts of assets and liabilities of the TRSs for financial reporting purposes and the amounts used for income tax purposes.  On December 22, 2017, the Tax Cuts and Jobs Act was signed into law and included wide-scale changes to individual, flow-through and corporation tax laws, including those that impact the real estate industry, the ownership of real estate and real estate investments, and REITs. One significant change was a reduction of the federal corporate income tax rate to 21%. The new rate became effective on January 1, 2018 and is a significant decrease from the prior graduated rate structure, which included a 35% maximum. Given that deferred tax assets and liabilities are measured using enacted tax rates in effect in the years in which those temporary differences are expected to reverse, the deferred balances below reflect the impact of the rate reduction. As of December 31, 2019, we have reviewed the provisions of the new tax laws that pertain to the Company and have determined them to have no other material income tax effect for financial statement purposes.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,
	2019	2018
Deferred tax assets:
Fixed and intangible assets	$1,488	$365
Net operating loss carryforwards	7,290	9,277
Prepaid and deferred income	1,115	866
Bad debt reserves	528	656
Leases	3,480	—
Accrued expenses and other	4,049	3,208
Stock compensation	2,636	2,083
Total deferred tax assets	20,586	16,455
Valuation allowance for deferred tax assets	(17,121)	(16,390)
Deferred tax assets, net of valuation allowance	3,465	65

Deferred tax liability:
Leases	(3,413)	—
Deferred financing costs	(52)	(65)

Net deferred tax liabilities	$—	$—

Significant components of the Company’s income tax provision are as follows:

	Year Ended December 31,
	2019	2018	2017
Current:
Federal	$(157)	$—	$—
State	(1,350)	(2,429)	(989)
Deferred:
Federal	—	—	—
State	—	—	—
Total provision	$(1,507)	$(2,429)	$(989)

TRS earnings subject to tax consisted of income of approximately $10.0 million for the year ended December 31, 2019 and losses of approximately $2.0 million and $8.4 million for the years ended December 31, 2018, and 2017, respectively.  The reconciliation of income tax for the TRSs computed at the U.S. statutory rate to income tax provision is as follows:

	Year Ended December 31,
	2019	2018	2017
Tax (provision) benefit at U.S. statutory rates on TRS income subject to tax	$(789)	$327	$1,277
State income tax, net of federal income tax benefit	(57)	13	57
Effect of permanent differences and other	5	(154)	207
Deferred tax impact of tax reform	—	—	(9,206)
Decrease (increase) in valuation allowance	841	(186)	7,665
TRS income tax provision	$—	$—	$—

At December 31, 2019, the TRSs had net operating loss carryforwards (“NOLs”) of approximately $27.4 million for income tax purposes that begin to expire in 2031.  These NOLs may be used to offset future taxable income generated by each of the respective TRSs.  Due to the various limitations to which the use of NOLs are subject, the Company has applied a valuation allowance to the NOLs given the likelihood that the NOLs will expire unused.  The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states’ jurisdictions as required, and as of December 31, 2019, the 2018, 2017 and 2016 calendar tax years are subject to examination by the tax authorities.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company had no material unrecognized tax benefits for the years ended December 31, 2019, 2018, and 2017, and as of December 31, 2019, the Company does not expect to record any material unrecognized tax benefits. Because no material unrecognized tax benefits have been recorded, no related interest or penalties have been calculated.

A schedule of per share distributions the Company paid and reported to its shareholders, which is unaudited, is set forth in the following table:

	Year Ended December 31,
Tax Treatment of Distributions:	2019	2018	2017
Ordinary income	$0.6625	$—	$0.8316
Long-term capital gain (1)	1.2075	1.8200	—
Return of capital	—	—	0.9084
Total per common share outstanding	$1.8700	$1.8200	$1.7400

(1)
Unrecaptured Sec. 1250 gains of $0.3827 and $0.4008 were reported for the years ended December 31, 2019 and 2018, respectively. There was no unrecaptured Sec. 1250 gain reported for the year ended December 31, 2017.

5. Acquisitions and Joint Venture Investments

Presale Development Projects:

During the year ended December 31, 2019, two properties subject to presale agreements were completed and acquired by the Company for $110.2 million. The purchase price includes $8.6 million related to the purchase of the land on which one of the properties is built. Additionally, upon acquisition, the third-party developer repaid an $18.5 million mezzanine loan, including accrued interest, that the Company provided to one of the projects during the construction period. As the properties were consolidated by the Company from the time of execution of the presale agreements with the developers, the closing of the transactions were accounted for as an increase in ownership of consolidated subsidiaries. The two properties acquired are detailed below:

Property	Location	Primary University Served	Project Type	Beds	Month Acquired
The Flex - Stadium Centre	Tallahassee, FL	Florida State University	Off-campus	340	August 2019
959 Franklin	Eugene, OR	University of Oregon	Off-campus	443	November 2019
				783

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

Property Acquisitions:

During the third quarter of 2017, the Company executed an agreement to acquire a portfolio of seven student housing properties from affiliates of Core Spaces and DRW Real Estate Investments (the “Core Transaction”).  The transaction included the purchase of 100% of the ownership interests in two operating properties, the purchase of partial ownership interests in two operating properties that completed construction and commenced operations in Fall 2017, and the purchase of partial ownership interests in three  properties that completed construction and commenced operations in Fall 2018. The purchase of partial ownership interests was made through a joint venture arrangement. In total, the Core Transaction properties contain 3,776 beds.  Refer to Note 8 for additional information related to the Core Transaction. The initial investment made at closing was $306.0 million, and including the subsequent purchases of the remaining ownership interests in three properties, the total investment as of December 31, 2019 was $524.9 million. The purchase of the remaining ownership interests in the remaining two properties is anticipated to be completed in the first quarter of 2020. Refer to Note 15 for additional information related to the Core Transaction.

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

6. Property Dispositions

Property Dispositions

During the year ended December 31, 2019, the Company sold the following owned properties for approximately $109.5 million, resulting in net proceeds of approximately $108.6 million. The combined net loss on the dispositions was not material.

Property	Location	Primary University Served	Beds
College Club Townhomes (1) (2)	Tallahassee, FL	Florida A&M University	544
Landmark	Ann Arbor, MI	University of Michigan	606
			1,150

(1)
Concurrent with the classification of this property as held for sale in March 2019, the Company reduced the property’s carrying amount to its estimated fair value less estimated selling costs and recorded an impairment charge of $3.2 million.

(2)	Consisted of two phases that were previously counted separately in the property portfolio numbers contained in Note 1.

During the year ended December 31, 2018, the Company sold a portfolio of three owned properties containing 1,338 beds for approximately $245.0 million, resulting in net proceeds of approximately $242.3 million. The combined net gain on the portfolio disposition totaled approximately $42.3 million.

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

Joint Venture Activity

During the year ended December 31, 2018, the Company executed an agreement to enter into a joint venture arrangement with Allianz Real Estate (the “ACC / Allianz Joint Venture Transaction”). The transaction included the sale of a partial ownership interest in a portfolio of seven owned properties, containing 4,611 beds, through a joint venture arrangement. The joint venture transaction involved the joint venture partner making a cash contribution of approximately $373.1 million in exchange for a 45% ownership interest. As part of the transaction, the joint venture issued $330 million of secured mortgage debt.

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

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Investments in Real Estate

Owned properties, both wholly-owned and those owned through investments in VIEs, consisted of the following:

	December 31, 2019	December 31, 2018
Land	$654,985	$653,522
Buildings and improvements	6,749,757	6,486,106
Furniture, fixtures and equipment	391,208	371,429
Construction in progress	341,554	302,902
	8,137,504	7,813,959
Less accumulated depreciation	(1,442,789)	(1,230,562)
Owned properties, net	$6,694,715	$6,583,397

Our On-Campus Participating Properties segment includes six on-campus properties that are operated under long-term ground/facility leases with three university systems. Under our ground/facility leases, we receive an annual distribution representing 50% of these properties’ net cash flows, as defined in the ground/facility lease agreements.  We also manage these properties under long-term management agreements and are paid management fees equal to a percentage of defined gross receipts.

On-campus participating properties consisted of the following:

	December 31, 2019	December 31, 2018
Buildings and improvements	$155,941	$150,087
Furniture, fixtures and equipment	13,552	11,817
Construction in progress	6	658
	169,499	162,562
Less accumulated depreciation	(94,311)	(84,925)
On-campus participating properties, net	$75,188	$77,637

8. Noncontrolling Interests

Interests in Consolidated Real Estate Joint Ventures and Presale Arrangements

Noncontrolling interests - partially owned properties: As of December 31, 2019, the Operating Partnership consolidates four joint ventures that own and operate ten owned off-campus properties. The portion of net assets attributable to the third-party partners in these arrangements is classified as “noncontrolling interests - partially owned properties” within equity and capital on the accompanying consolidated balance sheets of ACC and the Operating Partnership, respectively.

Redeemable noncontrolling interests (ACC) / redeemable limited partners (Operating Partnership):  The noncontrolling interest holder in the Core Transaction has the option to redeem its noncontrolling interest in the entities through the exercise of put options. As the exercise of the options is outside of the Company’s control, the portion of net assets attributable to the third-party partner is classified as “redeemable noncontrolling interests” and “redeemable limited partners” in the mezzanine section of the accompanying consolidated balance sheets of ACC and the Operating Partnership, respectively.  The redemption price is based on the fair value of the properties at the time of option exercise. These redeemable noncontrolling interests are marked to their redemption value at each balance sheet date.  The redemption value is based on the fair value of the underlying properties held by the joint ventures.  The Company’s fair value analysis is based on Level 3 inputs and incorporates information obtained from a number of sources, including the Company’s analysis of comparable properties in the Company’s portfolio, estimations of net operating results of the properties, capitalization rates, discount rates, and other market data.  During the years ended December 31, 2019 and 2018, the redemption value of redeemable noncontrolling interests increased by $11.8 million and $68.7 million, respectively.  The 2019 increase was due to a change in the fair value of the net assets held by the joint ventures primarily as a result of the completion of the leasing process for the 2019-2020 academic year, and the 2018 increase was primarily as a result of the underlying properties becoming operational during the third quarter and the leasing results for the 2018-2019 academic year.  The corresponding offset for the adjustments to the redemption value was recorded in additional paid in capital.  As the change in redemption value is based on fair value, there is no effect on the Company’s earnings per share.  During the year ended December 31, 2019, the Company exercised its option to redeem the noncontrolling interests in one of the joint ventures, through which the Company purchased the remaining noncontrolling interests in three properties, which reduced the redeemable noncontrolling

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

interests by $88.3 million. The redemption options for the second joint venture are exercisable in the first quarter of 2020. For further discussion on accounting for changes in redemption value, refer to Note 2.

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

Operating Partnership Ownership

Also included in redeemable noncontrolling interests (ACC) / redeemable limited partners (Operating Partnership) are OP Units for which the Operating Partnership is required, either by contract or securities law, to deliver registered common shares of ACC to the exchanging OP unit holder, or for which the Operating Partnership has the intent or history of exchanging such units for cash. The units classified as such include Series A Preferred Units (“Preferred OP Units”) and Common OP Units. The value of OP Units is reported at the greater of fair value, which is based on the closing market value of the Company’s common stock at period end, or historical cost at the end of each reporting period. The OP Unitholders’ share of the income or loss of the Company is included in “net income attributable to noncontrolling interests” on the consolidated statements of comprehensive income of ACC.

As of December 31, 2019 and 2018, respectively, approximately 0.4% and 0.5% of the equity interests of the Operating Partnership were held by owners of Common OP Units and Preferred OP Units not held by ACC or ACC Holdings. During the year ended December 31, 2019, 126,313 Common OP Units and 42,271 Preferred OP Units were converted into an equal number of shares of ACC’s common stock. During the year ended December 31, 2018, 412,343 Common OP Units were converted into an equal number of shares of ACC’s common stock.

Below is a table summarizing the activity of redeemable noncontrolling interests (ACC) / redeemable limited partners (Operating Partnership) for the years ended December 31, 2019 and 2018, which includes both the redeemable joint venture partners and OP Units discussed above:

Balance, December 31, 2016	$55,078
Net income	654
Distributions	(77,031)
Conversion of OP Units into shares of ACC common stock	(154)
Contributions from noncontrolling interests	162,794
Adjustments to reflect redeemable noncontrolling interests at fair value	(9,172)
Balance, December 31, 2017	$132,169
Net income	936
Distributions	(1,516)
Conversion of OP Units into shares of ACC common stock	(13,334)
Contributions from noncontrolling interests	112
Adjustments to reflect redeemable noncontrolling interests at fair value	66,079
Balance, December 31, 2018	$184,446
Net income	783
Distributions	(1,062)
Conversion of OP Units into shares of ACC common stock	(6,082)
Contributions from noncontrolling interests	250
Purchase of noncontrolling interests	(88,304)
Adjustments to reflect redeemable noncontrolling interests at fair value	14,350
Balance, December 31, 2019	$104,381

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Debt

A summary of the Company’s outstanding consolidated indebtedness, including unamortized debt premiums and discounts, is as follows:

	December 31,
	2019	2018
Debt secured by owned properties:
Mortgage loans payable:
Unpaid principal balance	$693,584	$727,163
Unamortized deferred financing costs	(1,294)	(1,757)
Unamortized debt premiums	6,596	11,579
Unamortized debt discounts	(199)	—
	698,687	736,985
Construction loans payable (1)	—	22,207
Unamortized deferred financing costs	—	(480)
	698,687	758,712
Debt secured by on-campus participating properties:
Mortgage loans payable (2)	65,942	67,867
Bonds payable (2)	23,215	27,030
Unamortized deferred financing costs	(418)	(525)
	88,739	94,372
Total secured mortgage, construction and bond debt	787,426	853,084
Unsecured notes, net of unamortized OID and deferred financing costs (3)	1,985,603	1,588,446
Unsecured term loans, net of unamortized deferred financing costs (4)	199,121	198,769
Unsecured revolving credit facility	425,700	387,300
Total debt, net	$3,397,850	$3,027,599

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

(3)
Includes net unamortized original issue discount (“OID”) of $2.3 million at December 31, 2019 and $1.6 million at December 31, 2018, and net unamortized deferred financing costs of $12.1 million at December 31, 2019 and $10.0 million at December 31, 2018.

(4)	Includes net unamortized deferred financing costs of $0.9 million at December 31, 2019 and $1.2 million at December 31, 2018.

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

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Mortgage loans payable, excluding debt premiums and discounts, consisted of the following as of December 31, 2019:

			December 31, 2019
	Principal Outstanding		Weighted	Weighted	Number of
	December 31,		Average	Average Years	Properties
	2019	2018	Interest Rate	to Maturity	Encumbered
Fixed Rate:
Mortgage loans payable (1)	$756,397	$683,615	4.45%	6.2 Years	20
Variable Rate:
Mortgage and construction loans payable (2)	3,129	133,622	4.24%	25.6 Years	—
Total	$759,526	$817,237	4.44%	6.3 Years	20

(1)	Fixed rate mortgage loans payable mature at various dates from 2020 through 2045 and carry interest rates ranging from 3.76% to 6.43% at December 31, 2019.

(2)
The 2019 amounts represent mortgage debt at one of our on-campus participating properties not subject to an interest rate swap contract. This property is included in the number of properties encumbered by mortgage loans above. The 2018 amounts represent construction loans for two properties under pre-sale agreements and mortgage loans at one on-campus and one owned property.

 During the year ended December 31, 2019, the following transactions occurred:

	Mortgage Loans Payable (1)	Construction Loans Payable
Balance, December 31, 2018	$795,030	$22,207
Additions:
Draws under advancing construction notes payable	—	31,611
Deductions:
Forgiveness of debt (2)	(27,381)	—
Pay-off of construction debt (3)	—	(53,818)
Scheduled repayments of principal	(8,123)	—
Balance, December 31, 2019	$759,526	$—

(1)	Balance excludes unamortized debt premiums and discounts.

(2)	The Company completed the transfer of Blanton Common to the lender in settlement of the property's mortgage loan in July 2019.

(3)	Debt for two presale development properties paid off on the respective acquisition dates.

In January 2019, the Company refinanced $70.0 million of variable rate debt on one wholly-owned property, extending the maturity to January 2024. The Company entered into an interest rate swap contract to hedge the variable rate cash flows associated with interest payments on this LIBOR-based mortgage loan, resulting in a fixed rate of 4.00%. Refer to Note 12 for information related to derivatives.

In August and November 2019, the Company acquired two properties, each subject to a presale agreement. Approximately $53.8 million of construction debt used to partially finance the development of the presale projects was paid off upon acquisition. Refer to Note 5 for more information related to acquisitions.

In October 2019, the company entered into an interest rate swap contract on $37.5 million of variable rate debt on one on campus participating property, to hedge the variable rate cash flows associated with interest payments on the LIBOR-based mortgage loan, resulting in a fixed rate for that portion of 3.76%. Refer to Note 12 for additional information.

In May 2017, the lender of the non-recourse mortgage loan secured by Blanton Common, a property located near Valdosta State University containing 860 beds which was included as part of the GMH student housing transaction in 2008, sent a formal notice of default and initiated foreclosure proceedings. The property generated insufficient cash flow to cover the debt service on the mortgage, which had a balance of $27.4 million at default and a contractual maturity date of August 2017.  In May 2017, the lender began receiving the net operating cash flows of the property each month in lieu of scheduled monthly mortgage payments. In June 2017, the Company recorded an impairment charge for this property of $15.3 million. In August 2017, the property transferred to receivership, and a third-party manager began managing the property on behalf of the lender. In July 2019, the Company completed the transfer of the property to the lender in settlement of the property's mortgage loan and recognized a net gain from the extinguishment of debt totaling $21.0 million.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Bonds Payable

Three of the on-campus participating properties are 100% financed with outstanding project-based taxable bonds.  Under the terms of these financings, one of the Company’s special purpose subsidiaries publicly issued three series of taxable bonds and loaned the proceeds to three special purpose subsidiaries that each hold a separate leasehold interest.  The bonds encumbering the leasehold interests are non-recourse, subject to customary exceptions.  Although a default in payment by these special purpose subsidiaries could result in a default under one or more series of bonds, indebtedness of any of these special purpose subsidiaries is not cross-defaulted or cross-collateralized with indebtedness of the Company, the Operating Partnership, or other special purpose subsidiaries.  Repayment of principal and interest on these bonds is insured by MBIA, Inc.  Interest and principal are paid semi-annually and annually, respectively, through maturity.  Covenants include, among other items, budgeted and actual debt service coverage ratios.  As of December 31, 2019, the Company was in compliance with all such covenants.

Bonds payable at December 31, 2019 consisted of the following:

Series	Mortgaged Facilities Subject to Leases	Original	Principal	Weighted Average Rate	Maturity Date	Required Monthly Debt Service
			December 31, 2019
1999	University Village-PVAMU/TAMIU	$39,270	$12,065	7.76%	September 2023	$302
2001	University College–PVAMU	20,995	8,885	7.62%	August 2025	158
2003	University College–PVAMU	4,325	2,265	6.20%	August 2028	28
	Total/weighted average rate	$64,590	$23,215	7.55%		$488

Unsecured Notes

In June 2019, the Operating Partnership closed a $400 million offering of senior unsecured notes under its existing shelf registration. These seven-year notes were issued at 99.704% of par value with a coupon of 3.300% and a yield of 3.347% and are fully and unconditionally guaranteed by the Company.  Net proceeds from the notes totaled approximately $394.0 million, after deducting the underwriting discount and offering expenses which will be amortized over the term of the unsecured notes. The net proceeds were used to repay borrowings under the Company’s revolving credit facility.

As of December 31, 2019, the Company has issued the following senior unsecured notes:

Date Issued	Amount	% of Par Value	Coupon	Yield		Original Issue Discount	Term (Years)
April 2013	$400,000	99.659	3.750%	3.791%		$1,364	10
June 2014	400,000	99.861	4.125%	4.269%	(1)	556	10
September 2015 (2)	400,000	99.811	3.350%	3.391%		756	5
October 2017	400,000	99.912	3.625%	3.635%		352	10
June 2019	400,000	99.704	3.300%	3.680%	(1)	1,184	7
	$2,000,000					$4,212

(1)	The yield includes effect of the amortization of the interest rate swap terminations.

(2)
In January 2020, the Company issued $400 million of 10-year unsecured notes at a yield of 2.872% that mature in 2030.  Proceeds from the issuance were used to repay $400.0 million of unsecured notes issued in September 2015 that were scheduled to mature in October 2020. Refer to Note 18 for additional information.

The notes are fully and unconditionally guaranteed by the Company.  Interest on the notes is payable semi-annually. The terms of the unsecured notes include certain financial covenants that require the Operating Partnership to limit the amount of total debt and secured debt as a percentage of total asset value, as defined.  In addition, the Operating Partnership must maintain a minimum ratio of unencumbered asset value to unsecured debt, as well as a minimum interest coverage level. As of December 31, 2019, the Company was in compliance with all such covenants.

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

The unsecured revolving credit facility bears interest at a variable rate, at the Company’s option, based upon a base rate of one-, two-, three- or six-month LIBOR, plus, in each case, a spread based upon the Company’s investment grade rating from either Moody’s Investor Services, Inc. or Standard & Poor’s Rating Group. Additionally, the Company is required to pay a facility fee of 0.20% per annum on the $1.0 billion revolving credit facility.  As of December 31, 2019, the revolving credit facility bore interest at a weighted average annual rate of 2.97% (1.77% + 1.00% spread + 0.20% facility fee), and availability under the revolving credit facility totaled $574.3 million.

The terms of the unsecured credit facility include certain restrictions and covenants, which limit, among other items, the incurrence of additional indebtedness and liens.  The facility contains customary affirmative and negative covenants and also contains financial covenants that, among other things, require the Company to maintain certain maximum leverage ratios and minimum ratios of “EBITDA” (earnings before interest, taxes, depreciation and amortization) to fixed charges.  The financial covenants also include a minimum asset value requirement, a maximum secured debt ratio, and a minimum unsecured debt service coverage ratio.  As of December 31, 2019, the Company was in compliance with all such covenants.

Unsecured Term Loans

The Company is currently party to an Unsecured Term Loan Credit Agreement (the "Term Loan Facility") totaling $200 million which matures in June 2022. The agreement has an accordion feature that allows the Company to expand the amount by up to an additional $100 million, subject to the satisfaction of certain conditions. In November and December 2019, the Company entered into two interest rate swap contracts to hedge the variable rate cash flows associated with the LIBOR-based interest payments on the Term Loan Facility. The weighted average annual rate on the Term Loan was 2.54% (1.44% + 1.10% spread) at December 31, 2019. Refer to Note 12 for more information related to cash flow hedges of interest rate risk. The Term Loan Facility includes certain restrictions and covenants consistent with those of the unsecured revolving credit facility discussed above. As of December 31, 2019, the Company was in compliance with all such covenants.

In May 2018, the Company repaid a $300 million unsecured term loan and a $150 million unsecured term loan which were due to mature in September 2018 and March 2021, respectively, using the proceeds from the sale of a partial interest in a portfolio of seven owned properties and the portfolio sale of three owned properties (see Note 6). In connection with the pay-off of these term loan facilities, the Company accelerated the amortization of $0.9 million of deferred financing costs.

Debt Maturities

The following table summarizes the stated debt maturities and scheduled amortization payments, excluding debt premiums and discounts, for each of the five years subsequent to December 31, 2019 and thereafter:

2020	$446,164
2021	196,996
2022	658,853
2023	408,599
2024	529,139
Thereafter	1,168,690
$3,408,441

The Company's payment of principal and interest were current at December 31, 2019.  Certain of the mortgage notes and bonds payable are subject to prepayment penalties.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Stockholders’ Equity / Partners’ Capital

Stockholders’ Equity – Company

In May 2018, the Company renewed its at-the-market share offering program (the “ATM Equity Program”) through which the Company may issue and sell, from time to time, shares of common stock having an aggregate offering price of up to $500 million.  The shares that may be sold under this program include shares of common stock of the Company with an aggregate offering price of approximately $233.0 million that were not sold under the Company's previous ATM equity program that expired in May 2018. Actual sales under the program will depend on a variety of factors, including, but not limited to, market conditions, the trading price of the Company’s common stock, and determinations of the appropriate sources of funding for the Company.

There was no activity under the Company’s ATM Equity Program during the years ended December 31, 2019 and 2018. As of December 31, 2019, the Company had $500.0 million available for issuance under its ATM Equity Program.

In 2015, the Company established a Non-Qualified Deferred Compensation Plan (“Deferred Compensation Plan”) maintained for the benefit of select employees and members of the Company’s Board of Directors, in which vested share awards (see Note 11), salary and other cash amounts earned may be deposited. Deferred Compensation Plan assets are held in a rabbi trust, which is subject to the claims of the Company’s creditors in the event of bankruptcy or insolvency. The shares held in the Deferred Compensation Plan are classified within stockholders’ equity in a manner similar to the manner in which treasury stock is classified. Subsequent changes in the fair value of the shares are not recognized. During the year ended December 31, 2019, 15,670 shares and 7,345 shares of vested stock were deposited into and withdrawn from the Deferred Compensation Plan, respectively, bringing the total ACC shares held in the Deferred Compensation Plan to 77,928 as of December 31, 2019.

11. Incentive Award Plan

In May 2018, the Company’s stockholders approved the American Campus Communities, Inc. 2018 Incentive Award Plan (the “2018 Plan”).  The 2018 Plan replaced the Company’s 2010 Incentive Award Plan (the “2010 Plan”). The 2018 Plan provides for the grant of various stock-based incentive awards to selected employees and directors of the Company and the Company’s affiliates.  The types of awards that may be granted under the 2018 Plan include incentive stock options, nonqualified stock options, restricted stock awards (“RSAs”), restricted stock units (“RSUs”), profits interest units (“PIUs”), and other stock-based awards.  The Company has reserved a total 3.5 million shares of the Company’s common stock for issuance pursuant to the 2018 Plan, subject to certain adjustments for changes in the Company’s capital structure, as defined in the 2018 Plan.  Upon approval of the 2018 Plan, all remaining authorized shares that were not granted under the 2010 Plan were forfeited and are no longer available for issuance as new awards. As of December 31, 2019, 3.1 million shares were available for issuance under the 2018 Plan.

Restricted Stock Units

Upon initial appointment to the Board of Directors and reelection to the Board of Directors at each Annual Meeting of Stockholders, each independent member of the Board of Directors is granted RSUs.  On the Settlement Date, the Company will deliver to the recipients a number of shares of common stock or cash, as determined by the Compensation Committee of the Board of Directors, equal to the number of RSUs granted to the recipients.  In addition, recipients of RSUs are entitled to dividend equivalents equal to the cash distributions paid by the Company on one share of common stock for each RSU issued, payable currently or on the Settlement Date, as determined by the Compensation Committee of the Board of Directors.

Upon reelection to the Board of Directors in May 2019, all members of the Company’s Board of Directors were granted RSUs in accordance with the 2018 Plan.  These RSUs were valued at $162,500 for the Chairman of the Board of Directors and at $117,500 for all other members. Additionally, in July 2019, the Company appointed one new member to the Board of Directors who was granted RSUs valued at $117,500. The number of RSUs was determined based on the fair market value of the Company’s stock on the date of grant, as defined in the 2018 Plan.  All awards vested and settled immediately on the date of grant, and the Company delivered shares of common stock, as determined by the Compensation Committee of the Board of Directors.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of ACC’s RSUs under the Plan for the years ended December 31, 2019 and 2018 and activity during the years then ended is presented below:

	Number of RSUs	Weighted-Average Grant Date Fair Value Per RSU
Outstanding at December 31, 2017	—	$—
Granted	27,376	39.45
Settled in common shares	(27,376)	39.45
Outstanding at December 31, 2018	—	—
Granted	20,812	47.34
Settled in common shares	(18,318)	47.37
Settled in cash	(2,494)	47.11
Outstanding at December 31, 2019	—	—

The Company recognized expense of approximately $0.9 million, $1.1 million, and $0.9 million for the years ended December 31, 2019, 2018, and 2017, respectively, reflecting the fair value of the RSUs issued on the date of grant, and the expense was included in general and administrative expenses on the Company’s consolidated statements of comprehensive income. The weighted-average grant-date fair value for each RSU granted during the year ended December 31, 2017 was $46.67.

Restricted Stock Awards

The Company awards RSAs to its executive officers and certain employees that vest in equal annual installments over a five year period.  Unvested awards are forfeited upon the termination of an individual’s employment with the Company under specified circumstances.  Recipients of RSAs receive dividends, as declared by the Company’s Board of Directors, on unvested shares, provided that the recipient continues to be employed by the Company.  A summary of the Company’s RSAs under the Plan for the years ended December 31, 2019 and 2018 is presented below:

	Number of RSAs	Weighted-Average Grant Date Fair Value Per RSA
Nonvested balance at December 31, 2017	810,870	$44.16
Granted	357,387	39.41
Vested	(249,102)	43.36
Forfeited	(56,475)	43.64
Nonvested balance at December 31, 2018	862,680	$42.46
Granted	387,341	44.08
Vested	(266,556)	41.86
Forfeited	(16,124)	42.91
Nonvested balance at December 31, 2019	967,341	$43.27

The fair value of RSAs is calculated based on the closing market value of the Company’s common stock on the date of grant.  The fair value of these awards is amortized to expense over the vesting periods, which amounted to approximately $12.7 million, $11.1 million and $13.1 million for the years ended December 31, 2019, 2018 and 2017, respectively.  The amortization of restricted stock awards for the year ended December 31, 2017 includes $2.4 million of contractual executive separation and retirement charges incurred with regard to the retirement of the Company’s former Chief Financial Officer, representing the June 30, 2017 vesting of 46,976 RSAs, net of shares withheld for taxes, related to the retirement. The weighted-average grant date fair value for each RSA granted and forfeited during the year ended December 31, 2017 was $48.55 and $42.36, respectively.

The total fair value of RSAs vested during the year ended December 31, 2019 was approximately $11.2 million.  Additionally, as of December 31, 2019, the Company had approximately $30.9 million of total unrecognized compensation cost related to granted RSAs, which is expected to be recognized over a remaining weighted-average period of 3.2 years.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Per the provisions of the Plan, an employee becomes retirement eligible when (i) the sum of an employee’s full years of service (a minimum of 120 contiguous full months) and the employee’s age on the date of termination (a minimum of 50 years of age) equals or exceeds 70 years (hereinafter referred to as the “Rule of 70”); (ii) the employee gives at least six months prior written notice to the Company of his or her intention to retire; and (iii) the employee enters into a noncompetition agreement and a general release of all claims in a form that is reasonably satisfactory to the Company.  As of December 31, 2019, 19 employees have met the Rule of 70, including the Company’s Chief Executive Officer and President. A total of 330,134 unvested RSAs are held by such employees.  Once the other two conditions of retirement eligibility are met, the shares held by these employees will be subject to accelerated vesting.

12. Derivative Instruments and Hedging Activities

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

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements.  To accomplish this objective, the Company primarily uses interest rate swaps and forward starting swaps as part of its interest rate risk management strategy.  Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.  Forward starting swaps are used to protect the Company against adverse fluctuations in interest rates by reducing its exposure to variability in cash flows relating to interest payments on a forecasted issuance of debt. These agreements contain provisions such that if the Company defaults on any of its indebtedness, regardless of whether the repayment of the indebtedness has been accelerated by the lender or not, then the Company could also be declared in default on its derivative obligations. As of December 31, 2019, 2018, and 2017, the Company was not in default on any of its indebtedness or derivative instruments.

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

The following table summarizes the Company’s outstanding interest rate swap contracts which are included in other assets and other liabilities on the accompanying consolidated balance sheets as of December 31, 2019:

Hedged Debt Instrument	Effective Date	Maturity Date	Pay Fixed Rate	Receive Floating Rate Index	Current Notional Amount	Fair Value
Cullen Oaks mortgage loan	Feb 18, 2014	Feb 15, 2021	2.2750%	LIBOR - 1 month	$12,592	$(94)
Cullen Oaks mortgage loan	Feb 18, 2014	Feb 15, 2021	2.2750%	LIBOR - 1 month	12,721	(95)
Park Point mortgage loan	Feb 1, 2019	Jan 16, 2024	2.7475%	LIBOR - 1 month	70,000	(3,247)
College Park mortgage loan	Oct 16, 2019	Oct 16, 2022	1.2570%	LIBOR - 1 month, with 1 day lookback	37,500	289
Unsecured term loan	Nov 4, 2019	Jun 27, 2022	1.4685%	LIBOR - 1 month	100,000	168
Unsecured term loan	Dec 2, 2019	Jun 27, 2022	1.4203%	LIBOR - 1 month	100,000	286
				Total	$332,813	$(2,693)

In December 2018, the Company entered into three forward starting interest rate swap contracts with notional amounts totaling $200 million designated to hedge the Company's exposure to increasing interest rates related to interest payments on an anticipated issuance of unsecured notes. In connection with the issuance of unsecured notes in June 2019, as discussed in Note 9, the Company terminated the swap contracts resulting in payments to counterparties totaling approximately $13.2 million, which were recorded in accumulated other comprehensive loss and which will be amortized to interest expense over the term of the swap contracts based on the June 2019 issuance and expected additional issuances.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents the fair value of the Company’s derivative financial instruments and their classification on the consolidated balance sheets as of December 31, 2019 and 2018:

	Asset Derivatives			Liability Derivatives
		Fair Value as of			Fair Value as of
Description	Balance Sheet Location	12/31/2019	12/31/2018	Balance Sheet Location	12/31/2019	12/31/2018

Interest rate swap contracts	Other assets	$743	$101	Other liabilities	$3,436	$—
Forward starting swap contracts	Other assets	—	—	Other liabilities	—	2,287
Total derivatives designated as hedging instruments		$743	$101		$3,436	$2,287

The table below presents the effect of the Company’s derivative financial instruments on the accompanying consolidated statements of comprehensive income for the years ended December 31, 2019, 2018 and 2017.

	Year Ended December 31,
Description	2019	2018	2017

Change in fair value of derivatives and other recognized in OCI	(523)	(2,108)	954
Termination of interest rate swap payment recognized in OCI	(13,159)	—	—
Amortization of interest rate swap terminations (1)	1,133	412	412
Total change in OCI due to derivative financial instruments	(12,549)	(1,696)	1,366

Interest expense presented in the Consolidated Statements of Operations in which the effects of cash flow hedges are recorded	111,287	99,228	71,122

(1)	Represents amortization from OCI into interest expense.

13. Fair Value Disclosures

Financial Instruments Carried at Fair Value

The Company follows the authoritative guidance for financial assets and liabilities, which establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. The authoritative guidance requires disclosure about how fair value is determined for assets and liabilities and establishes a hierarchy by which these assets and liabilities must be categorized, based on the significance of inputs.

In general, fair values determined by Level 1 inputs utilize unadjusted, quoted prices in active markets for identical assets or liabilities the Company has the ability to access.  Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.  Level 2 inputs include quoted prices for similar assets and liabilities in active markets and inputs other than quoted prices observable for the asset or liability, such as interest rates and yield curves observable at commonly quoted intervals.  Level 3 inputs are unobservable inputs for the asset or liability and include situations where there is little, if any, market activity for the asset or liability.

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

The following table presents information about the Company’s financial instruments measured at fair value on a recurring basis as of December 31, 2019 and 2018 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.  There were no Level 1 measurements for the periods presented, and the Company had no transfers between Levels 1, 2, or 3 during the periods presented. Refer to Note 8 for a discussion of the Level 3 activity during the period related to the redeemable noncontrolling interests in partially owned properties.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fair Value Measurements as of
	December 31, 2019					December 31, 2018
	Level 2		Level 3		Total	Level 2		Level 3		Total
Assets
Derivative financial instruments	$743	(1)	$—		$743	$101	(1)	$—		$101
Liabilities
Derivative financial instruments	$3,436	(1)	$—		$3,436	$2,287	(1)	$—		$2,287
Mezzanine
Redeemable noncontrolling interests (Company)/Redeemable limited partners (Operating Partnership)	$23,690	(2)	$80,691	(3)	$104,381	$27,828	(2)	$156,618	(3)	$184,446

(1)	Valued using discounted cash flow analyses with observable market-based inputs of interest rate curves and option volatility, as well as credit valuation adjustments to reflect nonperformance risk.

(2)
Represents the OP Unit component of redeemable noncontrolling interests which is based on the greater of fair value of the Company’s common stock at the balance sheet date or the initial basis. Represents a quoted price for a similar asset in an active market. Refer to Note 8.

(3)
Represents noncontrolling partners' equity in the Core Joint Ventures which is valued using primarily unobservable inputs, including the Company’s analysis of comparable properties in the Company’s portfolio, estimations of net operating results of the properties, capitalization rates, discount rates, and other market data.  Refer to Note 8.

Financial Instruments Not Carried at Fair Value

As of December 31, 2019 and December 31, 2018, the carrying values for the following instruments represent fair values due to the short maturity of the instruments: Cash and Cash Equivalents, Restricted Cash, Student Contracts Receivable, certain items in Other Assets (including receivables, deposits, and prepaid expenses), Accounts Payable, Accrued Expenses, and Other Liabilities.

As of December 31, 2019 and December 31, 2018, the carrying values for the following instruments represent fair values due to the variable interest rate feature of the instruments: Construction Loans Payable, Unsecured Revolving Credit Facility and Mortgage Loans Payable (variable rate).

The table below contains the estimated fair value and related carrying amounts for the Company’s financial instruments as of December 31, 2019 and 2018. There were no Level 1 measurements for the periods presented.

	December 31, 2019						December 31, 2018
	Carrying Amount		Estimated Fair Value				Carrying Amount		Estimated Fair Value
			Level 2		Level 3				Level 2		Level 3
Assets
Loans receivable	$50,553		$—		$48,307	(1)	$54,611		$—		$50,993	(1)
Liabilities (2)
Unsecured notes	$1,985,603		$2,069,817	(3)	$—		$1,588,446		$1,566,900	(3)	$—
Mortgage loans payable (fixed rate)	$761,296	(4)	$766,821	(5)	$—		$693,384	(6)	$668,911	(5)	$—
Bonds payable	$23,001		$25,110	(7)	$—		$26,741		$28,805	(7)	$—
Unsecured Term loan (fixed rate)	$199,121		$198,687	(8)	$—		$—		$—		$—

(1)	Valued using a discounted cash flow analysis with inputs of scheduled cash flows and discount rates that a willing buyer and seller might use.

(2)	Carrying amounts disclosed include any applicable net unamortized OID, net unamortized deferred financing costs, and net unamortized debt premiums and discounts (see Note 9).

(3)	Valued using interest rate and spread assumptions that reflect current creditworthiness and market conditions available for the issuance of unsecured notes with similar terms and remaining maturities.

(4)	Does not include one variable rate mortgage loan with a principal balance of $3.1 million as of December 31, 2019.

(5)	Valued using the present value of the cash flows at current market interest rates through maturity that primarily fall within the Level 2 category.

(6)	Does not include two variable rate mortgage loans with a combined principal balance of $111.4 million as of December 31, 2018.

(7)	Valued using quoted prices in markets that are not active due to the unique characteristics of these financial instruments.

(8)
In November and December 2019, the Company entered into two interest rate swap contracts to hedge the variable rate cash flows associated with the LIBOR-based interest payments on the Term Loan Facility (see Note 9). Valued using the present value of the cash flows at interpolated 1-month LIBOR swap rates through maturity that primarily fall within the Level 2 category.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Leases

Refer to Note 2 for information on the impact of the adoption of the New Leases Standard.

As Lessee

The Company, as lessee, has entered into 49 ground/facility and office space lease agreements, which qualify as operating leases under the New Leases Standard. These leases include leases entered into under the ACE program with university systems and Walt Disney World® Resort, leases with local and regional land owners for owned off-campus properties, leases for corporate office space, and leases under the on-campus participating properties (“OCPPs”) structure. Leases entered into under the ACE program are used for the purpose of financing, constructing, and managing student housing properties. These leases are transferable and financeable, and the lessor has title to the land and in some cases any improvements placed thereon. Leases entered into under the OCPP structure are used for the purpose of developing, constructing and operating student housing facilities on university campuses.  Under the terms of these leases, title to the land and constructed facilities are held by the Lessor and such Lessor receives a de minimis base rent paid at inception and 50% of defined net cash flows on an annual basis through the term of the lease. Under ground/facility leases, the lessors receive annual minimum (base) rent, variable rent based upon the operating performance of the property, or a combination thereof.  The leases have initial terms (excluding extension options) ranging from seven years to 102 years. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The Company records base rent expense under the straight-line method over the term of the lease, and variable rent expense is recorded when the achievement of the target is considered probable. Straight-line rent is capitalized during the construction period and expensed upon the commencement of operations. In the accompanying consolidated statements of comprehensive income, rent expense for ACE properties and OCPPs is included in ground/facility lease expense, and rent expense for owned off-campus properties is included in owned properties operating expenses. Total straight-line rent expense, variable rent expense, and capitalized rent cost, were as follows:

	Year Ended December 31,
Description	2019	2018	2017
Straight-line rent expense	$10,009	$8,798	$5,544
Variable rent expense	8,996	7,234	7,566
Capitalized rent cost	12,889	2,296	2,003

For purposes of calculating the ROU Asset and lease liability for such leases, extension options are not included in the lease term unless it is reasonably certain that the Company will exercise the option, or the lessor has the sole ability to exercise the option. As most of the Company’s leases do not contain an implicit rate, the Company uses its incremental borrowing rate to determine the present value of the lease payments, which is the interest rate that the Company estimates it would have to pay to borrow on a collateralized basis over a similar term for an amount equal to the lease payments. In determining this rate, we analyze company-specific factors, such as credit risk, lease-specific factors such as lease term, lease payments, and collateral, as well as overall economic conditions. The weighted average incremental borrowing rate was 5.35% as of December 31, 2019. The weighted average remaining lease term of leases with a lease liability as of December 31, 2019 is 62.4 years (excluding extension options).

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

There were no finance lease obligations outstanding as of December 31, 2019. Future minimum commitments over the life of all leases, which exclude variable rent payments, are as follows:

	December 31, 2019	December 31, 2018
2020	$11,814	$9,463
2021	16,749	12,092
2022	23,664	16,653
2023	28,776	18,999
2024	29,371	18,903
Thereafter	1,661,648	1,042,842
Total minimum lease payments	1,772,022	$1,118,952
Less imputed interest	(1,298,952)
Total lease liabilities	$473,070

As Lessor

The Company’s primary business involves leasing properties to students under agreements that are classified as operating leases, and which have terms of 12 months or less. These student leases do not provide for variable rent payments. The Company is also a lessor under commercial leases at certain owned properties, some of which provide for variable lease payments based upon tenant performance such as a percentage of sales. The Company recognizes the base lease payments provided for under the leases on a straight-line basis over the lease term, and variable payments are recognized in the period in which the changes in facts and circumstances on which the variable payments are based occur. Lease income under both student and commercial leases is included in owned property revenues in the accompanying consolidated statements of comprehensive income. Lease income under student leases totaled $852.0 million, $794.7 million and $711.3 million for the years ended December 31, 2019, 2018, and 2017, respectively. Lease income under commercial leases totaled $13.2 million and $13.1 million, and $12.8 million for the years ended December 31, 2019, 2018, and 2017, respectively. Refer to Note 7 for additional information on our owned real estate assets, which are the underlying assets under our operating leases.

15. Commitments and Contingencies

Commitments

Construction Contracts: As of December 31, 2019, the Company estimates additional costs to complete three owned development projects under construction to be approximately $446.4 million.

Joint Ventures: As part of the Core Transaction, the Company entered into two joint ventures during the third quarter of 2017. As part of this transaction, the Company is obligated to increase its investment in the joint ventures over a two year period which was extended through January 2020. As of December 31, 2019, the remaining funding commitment was approximately $76.8 million.

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

Under project cost guarantees, the Company is responsible for the construction cost of a project in excess of an approved budget. The budget consists primarily of costs included in the general contractors’ guaranteed maximum price contract (“GMP”). In most cases, the GMP obligates the general contractor, subject to force majeure and approved change orders, to provide completion date guarantees and to cover cost overruns and liquidated damages. In addition, the GMP is in certain cases secured with payment and performance bonds. Project cost guarantees expire upon completion of certain developer obligations, which are normally satisfied within one year after completion of the project.  The Company’s estimated maximum exposure amount under the above guarantees

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

is approximately $10.6 million as of December 31, 2019.  As of December 31, 2019, management did not anticipate any material deviations from schedule or budget related to third-party development projects currently in progress.

As a part of the development agreement with Walt Disney® World Resort, the Company has guaranteed the completion of construction of approximately $614.6 million to be delivered in phases from 2020 to 2023. In addition, the Company is subject to a development guarantee in the event that the substantial completion of a project phase is delayed beyond its respective targeted delivery date, except in circumstances resulting in unavoidable delays. The agreement dictates that the Company shall pay damages of $20 per bed for each day of delay for any Disney College Internship Program participant who was either scheduled to live in the delayed phase as well as any participant who was not able to participate in the program due to the lack of available housing and would have otherwise been housed in the delayed phase. Under the agreement, the maximum exposure related to the Disney project assuming all beds are not delivered on their respective delivery date is approximately $0.2 million per day. As of December 31, 2019, management did not anticipate any material deviations from schedule or budget related to the Disney project.

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
Other: In June 2019, the Company entered into a purchase and sale agreement to buy a land parcel initially scheduled to close on or before June 30, 2021, with potential extensions at the Company’s option to June 1, 2022 or June 1, 2023.  In connection with the execution of the agreement, the Company made an earnest money deposit of $2.1 million which is included in restricted cash on the accompanying consolidated balance sheet. As a part of the agreement, within 60 days of certain conditions not being met, the seller of the property can either terminate the agreement or exercise an option to require the Company to purchase the undeveloped land, with the Company retaining all rights to fully own, develop, and utilize the land. If the option is exercised, the Company must pay the agreed upon purchase price of $28.7 million and a commission calculated as a percentage of the sales price, and also reimburse the seller for demolition costs.

Litigation:  The Company is subject to various claims, lawsuits, legal proceedings, and other matters that have not been fully resolved and that have arisen in the ordinary course of business.  While it is not possible to ascertain the ultimate outcome of such matters, management believes that the aggregate amount of such liabilities, if any, in excess of amounts provided or covered by insurance, will not have a material adverse effect on the consolidated financial position or results of operations of the Company.  However, the outcome of claims, lawsuits and legal proceedings brought against the Company is subject to significant uncertainty. Therefore, although management considers the likelihood of such an outcome to be remote, the ultimate results of these matters cannot be predicted with certainty.

16. Segments

The Company defines business segments by their distinct customer base and service provided.  The Company has identified four reportable segments: Owned Properties, On-Campus Participating Properties, Development Services, and Property Management Services.  Management evaluates each segment’s performance based on income before depreciation, amortization and noncontrolling interests.

During the year ended December 31, 2019, the Company updated the presentation of certain items in the reconciliations section in the segment disclosures below by including additional detail in the reconciliation of segment income before depreciation and amortization to consolidated net income.

	Year Ended December 31,
	2019	2018	2017
Owned Properties
Rental revenues and other income	$880,709	$829,119	$741,909
Interest income	473	1,436	1,545
Total revenues from external customers	881,182	830,555	743,454
Operating expenses before depreciation, amortization, and ground/facility lease expense	(390,664)	(373,521)	(332,429)
Ground/facility lease expense	(11,084)	(8,927)	(7,372)
Interest expense, net (1)	(16,859)	(14,742)	(3,659)
Income before depreciation and amortization	$462,575	$433,365	$399,994
Depreciation and amortization	$261,938	$250,715	$223,940
Capital expenditures	$514,043	$546,147	$617,552
Total segment assets at December 31,	$7,346,625	$6,841,222	$6,691,758

On-Campus Participating Properties
Rental revenues and other income	$36,346	$34,596	$33,945
Interest income	167	133	65
Total revenues from external customers	36,513	34,729	34,010
Operating expenses before depreciation, amortization, and ground/facility lease expense	(15,028)	(14,602)	(14,384)
Ground/facility lease expense	(3,067)	(2,928)	(2,841)
Interest expense, net (1)	(4,934)	(5,098)	(5,264)
Income before depreciation and amortization	$13,484	$12,101	$11,521
Depreciation and amortization	$8,380	$7,819	$7,536
Capital expenditures	$2,898	$3,654	$3,533
Total segment assets at December 31,	$97,561	$93,917	$100,031

Development Services
Development and construction management fees	$13,051	$7,281	$10,761
Operating expenses	(8,658)	(8,031)	(7,618)
Income (loss) before depreciation and amortization	$4,393	$(750)	$3,143
Total segment assets at December 31,	$13,539	$10,087	$6,726

Property Management Services
Property management fees from external customers	$12,936	$9,814	$9,832
Operating expenses	(11,257)	(7,428)	(7,607)
Income before depreciation and amortization	$1,679	$2,386	$2,225
Total segment assets at December 31,	$8,888	$6,426	$7,576

Reconciliations
Total segment revenues and other income	$943,682	$882,379	$798,057
Unallocated interest income earned on investments and corporate cash	3,046	3,265	3,335
Total consolidated revenues, including interest income	$946,728	$885,644	$801,392

Segment income before depreciation and amortization	$482,131	$447,102	$416,883
Segment depreciation and amortization	(270,318)	(258,534)	(231,476)
Corporate depreciation	(4,728)	(4,669)	(3,479)
Net unallocated expenses relating to corporate interest and overhead	(117,529)	(110,660)	(90,250)
Loss (gain) from disposition of real estate	(53)	42,314	(632)
Other operating and nonoperating income	—	3,949	—
Amortization of deferred financing costs	(5,012)	(5,816)	(4,619)
Provision for impairment	(17,214)	—	(15,317)
Gain from extinguishment of debt	20,992	7,867	—
Income tax provision	(1,507)	(2,429)	(989)
Net income	$86,762	$119,124	$70,121
Total segment assets	$7,466,613	$6,951,652	$6,806,091
Unallocated corporate assets	93,141	87,194	91,279
Total assets at December 31,	$7,559,754	$7,038,846	$6,897,370

(1)	Net of capitalized interest and amortization of debt premiums.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. Quarterly Financial Information (Unaudited)

American Campus Communities, Inc.

The information presented below represents the quarterly consolidated financial results of the Company for the years ended December 31, 2019 and 2018.

	2019
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Total revenues	$242,131	$217,371	$227,705	$255,835	$943,042
Operating income	58,999	37,841	27,307	55,743	179,890
Net income	31,368	10,210	19,336	25,848	86,762
Net (income) loss attributable to noncontrolling interests	(1,728)	176	887	(1,128)	(1,793)
Net income attributable to ACC, Inc. and Subsidiaries common stockholders	$29,640	$10,386	$20,223	$24,720	$84,969
Net income attributable to common stockholders per share - basic	$0.21	$0.07	$0.14	$0.18	$0.61	(1)
Net income attributable to common stockholders per share - diluted	$0.21	$0.07	$0.14	$0.18	$0.60

	2018
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Total revenues	$220,409	$201,059	$213,469	$245,873	$880,810
Operating income	50,406	73,168	21,501	67,520	212,595
Net income (loss)	26,250	45,990	(2,737)	49,621	119,124
Net (income) loss attributable to noncontrolling interests	(323)	19	392	(2,117)	(2,029)
Net income (loss) attributable to ACC, Inc. and Subsidiaries common stockholders	$25,927	$46,009	$(2,345)	$47,504	$117,095
Net income (loss) attributable to common stockholders per share - basic	$0.19	$0.33	$(0.02)	$0.34	$0.84
Net income (loss) attributable to common stockholders per share - diluted	$0.18	$0.33	$(0.02)	$0.34	$0.84	(1)

(1)	Net income per share is computed independently for each of the periods presented. Therefore, the sum of quarterly net income per share amounts may not equal the total computed for the year.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

American Campus Communities Operating Partnership LP

The information presented below represents the quarterly consolidated financial results of the Operating Partnership for the years ended December 31, 2019 and 2018.

	2019
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Total revenues	$242,131	$217,371	$227,705	$255,835	$943,042
Operating income	58,999	37,841	27,307	55,743	179,890
Net income	31,368	10,210	19,336	25,848	86,762
Net (income) loss attributable to noncontrolling interests	(1,568)	230	970	(1,030)	(1,398)
Series A preferred unit distributions	(31)	(9)	(14)	(14)	(68)
Net income available to common unitholders	$29,769	$10,431	$20,292	$24,804	$85,296
Net income per unit attributable to common unitholders - basic	$0.21	$0.07	$0.14	$0.18	$0.61	(1)
Net income per unit attributable to common unitholders - diluted	$0.21	$0.07	$0.14	$0.18	$0.60

	2018
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Total revenues	$220,409	$201,059	$213,469	$245,873	$880,810
Operating income	50,406	73,168	21,501	67,520	212,595
Net income (loss)	26,250	45,990	(2,737)	49,621	119,124
Net (income) loss attributable to noncontrolling interests	(114)	366	413	(1,880)	(1,215)
Series A preferred unit distributions	(31)	(31)	(31)	(31)	(124)
Net income (loss) available to common unitholders	$26,105	$46,325	$(2,355)	$47,710	$117,785
Net income (loss) per unit attributable to common unitholders - basic	$0.19	$0.33	$(0.02)	$0.34	$0.85	(1)
Net income (loss) per unit attributable to common unitholders - diluted	$0.18	$0.33	$(0.02)	$0.34	$0.84	(1)

(1)	Net income per share is computed independently for each of the periods presented. Therefore, the sum of quarterly net income per share amounts may not equal the total computed for the year.

18. Subsequent Events

Distributions:  On January 20, 2020, the Company’s Board of Directors declared a distribution per share of $0.47 which was paid on February 14, 2020 to all common stockholders of record as of January 30, 2020.  At the same time, the Operating Partnership paid an equivalent amount per unit to holders of Common Units, as well as the quarterly cumulative preferential distribution to holders of Series A Preferred Units (see Note 8).

January 2020 Bond Offering:  In January 2020, the Operating Partnership closed a $400 million offering of senior unsecured notes under its existing shelf registration.  These 10-year notes were issued at 99.81% of par value with a coupon of 2.85% and are fully and unconditionally guaranteed by the Company.  Interest on the notes is payable semi-annually on February 1 and August 1, with the first payment due and payable on August 1, 2020. The notes will mature on February 1, 2030. Net proceeds from the sale of the senior unsecured notes totaled approximately $394.3 million. The Company used the proceeds to fund the early redemption of its $400 million 3.35% Senior Notes due October 2020. The prepayment resulted in approximately $4.8 million in debt extinguishment costs incurred during the first quarter of 2020.

Purchase of Noncontrolling Interests: In January and February 2020, the Company exercised its option to purchase the remaining ownership interest in two owned properties, held in a joint venture as part of the Core Transaction, for a total of approximately $76.8 million.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property Held For Sale: In February 2020, management determined that all criteria for Held for Sale classification (per Accounting Standards Codification Topic 360, “Property, Plant and Equipment”) have been met for one owned property. As of December 31, 2019, the net book value of the property was $97.9 million.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19. Schedule of Real Estate and Accumulated Depreciation

			Initial Cost			Total Costs
	Units	Beds	Land	Buildings and Improvements and Furniture, Fixtures and Equipment	Costs Capitalized Subsequent to Acquisition / Initial Development (1)	Land	Buildings and Improvements and Furniture, Fixtures and Equipment	Total (2)	Accumulated Depreciation	Encumbrances (3)	Year Built (4)
Owned Properties (5)
The Callaway House - College Station	173	538	$5,081	$20,499	$7,923	$5,002	$28,501	$33,503	$13,913	$—	1999
The Village at Science Drive	192	732	4,673	19,021	7,510	4,673	26,531	31,204	11,198	—	2000
University Village at Boulder Creek	82	309	1,035	16,393	984	1,035	17,377	18,412	7,694	—	2002
University Village - Fresno	105	406	929	15,168	654	929	15,822	16,751	6,255	—	2004
University Village - Temple	220	749	—	41,119	2,137	—	43,256	43,256	16,955	—	2004
University Club Apartments	94	376	1,416	11,848	1,075	1,416	12,923	14,339	5,117	—	1999
City Parc at Fry Street	136	418	1,902	17,678	4,104	1,902	21,782	23,684	8,018	—	2004
Entrada Real	98	363	1,475	15,859	2,189	1,475	18,048	19,523	7,058	—	2000
University Village at Sweethome	269	828	2,473	34,448	2,270	2,473	36,718	39,191	13,301	—	2005
University Village - Tallahassee	217	716	4,322	26,225	4,770	4,322	30,995	35,317	11,564	—	1991
Royal Village - Gainesville	118	448	2,386	15,153	5,232	2,363	20,408	22,771	7,107	—	1996
Royal Lexington	94	364	2,848	12,783	4,250	2,848	17,033	19,881	6,374	—	1994
Raiders Pass	264	828	3,877	32,445	4,836	3,877	37,281	41,158	13,465	—	2001
Aggie Station	156	450	1,634	18,821	3,329	1,634	22,150	23,784	7,973	—	2003
The Outpost - San Antonio	276	828	3,262	36,252	10,276	3,262	46,528	49,790	15,242	—	2005
Callaway Villas	236	704	3,903	31,953	404	3,903	32,357	36,260	10,996	—	2006
The Village on Sixth Avenue	248	752	2,763	22,480	8,749	2,763	31,229	33,992	11,025	—	1999
Newtown Crossing	356	942	7,013	53,597	96	7,013	53,693	60,706	17,362	—	2005
Olde Towne University Square	224	550	2,277	24,614	(509)	2,277	24,105	26,382	8,023	—	2005
Peninsular Place	183	478	2,306	16,559	1,069	2,306	17,628	19,934	5,656	—	2005
University Centre	234	838	—	77,378	238	—	77,616	77,616	24,690	—	2007
The Summit & Jacob Heights	258	930	2,318	36,464	2,983	2,318	39,447	41,765	12,404	—	2004
GrandMarc Seven Corners	186	440	4,491	28,807	1,666	4,491	30,473	34,964	9,612	—	2000
Aztec Corner	180	606	17,460	32,209	2,263	17,460	34,472	51,932	11,106	—	2001
The Tower at Third	188	375	1,145	19,128	12,653	1,267	31,659	32,926	11,194	—	1973
Willowtree Apartments and Tower	473	851	9,807	21,880	4,954	9,806	26,835	36,641	9,655	—	1970
University Pointe	204	682	989	27,576	4,438	989	32,014	33,003	10,901	—	2004
University Trails	240	684	1,183	25,173	4,236	1,183	29,409	30,592	10,226	—	2003
Campus Trails	156	480	1,358	11,291	7,267	1,358	18,558	19,916	5,834	—	1991
University Crossings (ACE)	260	1,016	—	50,668	42,469	—	93,137	93,137	31,148	—	2003
Vista del Sol (ACE)	613	1,866	—	135,939	5,980	—	141,919	141,919	45,289	—	2008
Villas at Chestnut Ridge	196	552	2,756	33,510	1,929	2,756	35,439	38,195	11,862	—	2008
Barrett Honors College (ACE)	604	1,721	—	131,302	22,594	—	153,896	153,896	47,876	—	2009
Sanctuary Lofts	201	487	2,960	18,180	4,758	2,959	22,939	25,898	7,784	—	2006

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

			Initial Cost			Total Costs
	Units	Beds	Land	Buildings and Improvements and Furniture, Fixtures and Equipment	Costs Capitalized Subsequent to Acquisition / Initial Development (1)	Land	Buildings and Improvements and Furniture, Fixtures and Equipment	Total (2)	Accumulated Depreciation	Encumbrances (3)	Year Built (4)
The Edge - Charlotte	180	720	$3,076	$23,395	$9,702	$3,076	$33,097	$36,173	$11,417	$—	1999
University Walk	120	480	2,016	14,599	3,557	2,016	18,156	20,172	6,044	—	2002
Uptown	180	528	3,031	21,685	4,289	3,031	25,974	29,005	7,201	—	2004
2nd Avenue Centre	274	868	4,434	27,236	4,250	4,434	31,486	35,920	10,159	—	2008
Villas at Babcock	204	792	4,642	30,901	448	4,642	31,349	35,991	11,452	—	2011
Lobo Village (ACE)	216	864	—	42,490	1,266	—	43,756	43,756	11,603	—	2011
Villas on Sycamore	170	680	3,000	24,640	517	3,000	25,157	28,157	9,714	—	2011
26 West	367	1,026	21,396	63,994	8,298	21,396	72,292	93,688	18,764	66,938	2008
The Varsity	258	901	11,605	108,529	2,095	11,605	110,624	122,229	24,284	—	2011
Avalon Heights	210	754	4,968	24,345	15,193	4,968	39,538	44,506	10,768	—	2002
University Commons	164	480	12,559	19,010	3,325	12,559	22,335	34,894	5,865	—	2003
Casas del Rio (ACE)	283	1,028	—	40,639	2,997	—	43,636	43,636	17,115	—	2012
The Suites (ACE)	439	878	—	45,296	817	—	46,113	46,113	13,377	—	2013
Hilltop Townhomes (ACE)	144	576	—	31,507	655	—	32,162	32,162	10,780	—	2012
U Club on Frey	216	864	8,703	36,873	1,595	8,703	38,468	47,171	11,190	—	2013
Campus Edge on UTA Boulevard	128	488	2,661	21,233	1,167	2,663	22,398	25,061	7,522	—	2012
U Club Townhomes on Marion Pugh	160	640	6,722	26,546	1,912	6,722	28,458	35,180	9,854	—	2012
Villas on Rensch	153	610	10,231	33,852	1,477	10,231	35,329	45,560	10,940	—	2012
The Village at Overton Park	163	612	5,262	29,374	1,412	5,262	30,786	36,048	10,504	—	2012
Casa de Oro (ACE)	109	365	—	12,362	301	—	12,663	12,663	4,589	—	2012
The Villas at Vista del Sol (ACE)	104	400	—	20,421	511	—	20,932	20,932	7,675	—	2012
The Block	669	1,555	22,270	141,430	14,963	22,497	156,166	178,663	32,538	94,117	2008
University Pointe at College Station (ACE)	282	978	—	84,657	2,531	—	87,188	87,188	30,227	—	2012
309 Green	110	416	5,351	49,987	4,209	5,351	54,196	59,547	12,098	28,929	2008
The Retreat	187	780	5,265	46,236	4,226	5,265	50,462	55,727	11,567	—	2012
Lofts54	43	172	430	14,741	4,354	430	19,095	19,525	4,402	—	2008
Campustown Rentals	264	746	2,382	40,190	4,559	2,382	44,749	47,131	11,872	—	1982
Chauncey Square	158	386	2,522	40,013	1,955	2,522	41,968	44,490	9,627	—	2011
Texan & Vintage	124	311	5,937	11,906	16,193	5,962	28,074	34,036	6,107	18,796	2008
The Castilian	371	623	3,663	59,772	35,992	3,663	95,764	99,427	23,875	46,052	1967
Bishops Square	134	315	1,206	17,878	2,598	1,206	20,476	21,682	5,242	10,634	2002
Union	54	120	169	6,348	1,148	169	7,496	7,665	1,889	3,328	2006
922 Place	132	468	3,363	34,947	3,552	3,363	38,499	41,862	9,804	—	2009
Campustown	452	1,217	1,818	77,894	10,465	1,818	88,359	90,177	19,055	—	1997
River Mill	243	461	1,741	22,806	5,023	1,741	27,829	29,570	6,809	—	1972
The Province - Greensboro	219	696	2,226	48,567	1,817	2,226	50,384	52,610	11,849	26,471	2011
RAMZ Apartments on Broad	88	172	785	12,303	870	785	13,173	13,958	2,998	—	2004

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

			Initial Cost			Total Costs
	Units	Beds	Land	Buildings and Improvements and Furniture, Fixtures and Equipment	Costs Capitalized Subsequent to Acquisition / Initial Development (1)	Land	Buildings and Improvements and Furniture, Fixtures and Equipment	Total (2)	Accumulated Depreciation	Encumbrances (3)	Year Built (4)
The Lofts at Capital Garage	36	144	$313	$3,581	$799	$313	$4,380	$4,693	$1,212	$—	2000
25Twenty	249	562	2,226	33,429	1,447	2,226	34,876	37,102	9,308	24,723	2011
The Province - Louisville	366	858	4,392	63,068	2,202	4,392	65,270	69,662	15,743	34,353	2009
The Province - Rochester	336	816	3,798	70,955	3,732	3,798	74,687	78,485	17,668	32,313	2010
5 Twenty Four and 5 Twenty Five Angliana	376	1,060	—	60,448	7,401	5,214	62,635	67,849	15,386	—	2010
The Province - Tampa	287	947	—	52,943	5,394	—	58,337	58,337	13,637	30,840	2009
U Pointe Kennesaw	216	795	1,482	61,654	6,385	1,482	68,039	69,521	17,301	—	2012
The Cottages of Durham	141	619	3,955	41,421	2,758	3,955	44,179	48,134	12,655	—	2012
University Edge	201	608	4,500	26,385	1,576	4,500	27,961	32,461	6,309	—	2012
The Lodges of East Lansing	364	1,049	6,472	89,231	2,973	6,472	92,204	98,676	20,607	27,935	2012
7th Street Station	82	309	9,792	16,472	615	9,792	17,087	26,879	4,212	—	2012
The Callaway House - Austin	219	753	—	61,550	1,224	—	62,774	62,774	16,211	80,726	2013
Manzanita Hall (ACE)	241	816	—	48,781	1,488	—	50,269	50,269	14,061	—	2013
University View (ACE)	96	336	—	14,683	251	—	14,934	14,934	4,141	—	2013
U Club Townhomes at Overton Park	112	448	7,775	21,483	1,014	7,775	22,497	30,272	6,179	—	2013
601 Copeland	81	283	1,457	26,699	591	1,457	27,290	28,747	6,315	—	2013
The Townhomes at Newtown Crossing	152	608	7,745	32,074	656	7,745	32,730	40,475	7,716	—	2013
Chestnut Square (ACE)	220	861	—	98,369	2,964	—	101,333	101,333	24,574	—	2013
Park Point - Rochester	300	924	7,827	73,495	5,235	7,827	78,730	86,557	18,069	70,000	2008
U Centre at Fry Street	194	614	2,902	47,700	2,901	2,902	50,601	53,503	10,077	—	2012
Cardinal Towne	255	545	6,547	53,809	3,942	6,547	57,751	64,298	11,408	—	2010
Merwick Stanworth (ACE)	325	595	—	79,598	(692)	—	78,906	78,906	10,921	—	2014
Plaza on University	364	1,313	23,987	85,584	4,373	23,987	89,957	113,944	19,308	—	2014
U Centre at Northgate (ACE)	196	784	—	35,663	503	—	36,166	36,166	8,088	—	2014
University Walk	177	526	4,341	29,073	938	4,341	30,011	34,352	5,185	—	2014
U Club on Woodward	236	944	16,350	46,982	867	16,349	47,850	64,199	10,937	—	2014
Park Point - Syracuse	66	226	—	25,725	3,582	—	29,307	29,307	4,671	10,586	2010
1200 West Marshall	136	406	4,397	33,908	2,020	4,397	35,928	40,325	6,104	—	2013
8 1/2 Canal Street	160	540	2,797	45,394	2,359	2,797	47,753	50,550	7,272	—	2011
Vistas San Marcos	255	600	586	45,761	6,157	586	51,918	52,504	10,791	—	2013
Crest at Pearl	141	343	4,395	36,268	1,959	4,491	38,131	42,622	6,122	23,372	2014
U Club Binghamton	326	1,272	15,858	92,372	3,194	15,858	95,566	111,424	11,154	—	2005
Stadium Centre	447	970	9,249	100,854	7,641	9,249	108,495	117,744	15,299	63,471	2014
160 Ross	182	642	2,962	38,478	1,013	2,962	39,491	42,453	7,060	—	2015
The Summit at University City (ACE)	351	1,315	—	154,770	1,786	—	156,556	156,556	22,183	—	2015
2125 Franklin	192	734	8,299	55,716	587	8,299	56,303	64,602	8,757	—	2015
University Crossings - Charlotte	187	546	645	36,838	4,618	645	41,456	42,101	4,908	—	2014

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

			Initial Cost			Total Costs
	Units	Beds	Land	Buildings and Improvements and Furniture, Fixtures and Equipment	Costs Capitalized Subsequent to Acquisition / Initial Development (1)	Land	Buildings and Improvements and Furniture, Fixtures and Equipment	Total (2)	Accumulated Depreciation	Encumbrances (3)	Year Built (4)
U Club on 28th	100	398	$9,725	$45,788	$396	$9,725	$46,184	$55,909	$5,490	$—	2016
Currie Hall (ACE)	178	456	—	49,987	344	—	50,331	50,331	6,384	—	2016
University Pointe (ACE)	134	531	—	44,035	262	—	44,297	44,297	5,377	—	2016
Fairview House (ACE)	107	633	—	38,144	193	—	38,337	38,337	5,544	—	2016
U Club Sunnyside	134	534	7,423	41,582	550	7,423	42,132	49,555	5,130	—	2016
U Point	54	163	1,425	17,325	2,406	1,425	19,731	21,156	2,278	—	2016
The Arlie	169	598	1,350	43,352	1,905	1,350	45,257	46,607	5,014	—	2016
TWELVE at U District	283	384	13,013	98,115	3,494	13,013	101,609	114,622	7,136	—	2014
The 515	183	513	1,611	68,953	1,542	1,611	70,495	72,106	4,879	—	2015
State	220	665	3,448	66,774	2,409	3,448	69,183	72,631	5,635	—	2013
The James	366	850	18,871	118,096	2,048	18,871	120,144	139,015	9,354	—	2017
Bridges @ 11th	184	258	—	58,825	1,413	—	60,238	60,238	3,695	—	2015
Hub U District Seattle	111	248	5,700	56,355	1,318	5,700	57,673	63,373	4,265	—	2017
Tooker House (ACE)	429	1,594	—	103,897	(179)	—	103,718	103,718	9,541	—	2017
SkyView (ACE)	163	626	—	57,578	247	—	57,825	57,825	4,750	—	2017
University Square (ACE)	143	466	—	25,635	8	—	25,643	25,643	2,384	—	2017
U Centre on Turner	182	718	14,000	55,456	36	14,001	55,491	69,492	4,792	—	2017
U Pointe on Speight	180	700	4,705	46,160	333	4,705	46,493	51,198	3,897	—	2017
21Hundred at Overton Park	296	1,204	16,767	64,057	834	16,767	64,891	81,658	5,766	—	2017
The Suites at Third	63	251	831	22,384	(37)	831	22,347	23,178	1,924	—	2017
Callaway House Apartments	386	915	12,651	78,220	582	12,651	78,802	91,453	6,910	—	2017
U Centre on College	127	418	—	41,607	(187)	—	41,420	41,420	3,332	—	2017
David Blackwell Hall (ACE)	412	780	—	96,891	—	—	96,891	96,891	4,430	—	2018
Gladding Residence Center (ACE)	592	1,524	—	94,368	418	—	94,786	94,786	4,723	—	2018
Irvington House (ACE)	197	648	—	36,187	—	—	36,187	36,187	1,848	—	2018
The Edge - Stadium Centre	111	413	10,000	30,885	19	10,000	30,904	40,904	1,325	—	2018
Greek Leadership Village (ACE)	498	957	—	69,351	44	—	69,395	69,395	3,480	—	2018
NAU Honors College (ACE)	318	636	—	41,222	—	—	41,222	41,222	2,147	—	2018
U Club Townhomes at Oxford	132	528	5,115	39,239	—	5,115	39,239	44,354	2,035	—	2018
Hub Ann Arbor	124	310	7,050	42,865	1,314	7,050	44,179	51,229	2,107	—	2018
Hub Flagstaff	198	591	5,397	56,626	660	5,397	57,286	62,683	2,712	—	2018
Campus Edge on Pierce	289	598	6,881	55,818	734	6,881	56,552	63,433	2,855	—	2018
191 College	127	495	5,434	55,620	—	5,434	55,620	61,054	787	—	2019
LightView (ACE)	214	825	—	152,040	—	—	152,040	152,040	1,957	—	2019
University of Arizona Honors College (ACE)	319	1,056	—	76,166	—	—	76,166	76,166	1,152	—	2019
The Flex - Stadium Centre	78	340	8,559	26,516	—	8,559	26,516	35,075	374	—	2019
959 Franklin	230	443	5,026	63,040	—	5,026	63,040	68,066	635	—	2019

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

			Initial Cost			Total Costs
	Units	Beds	Land	Buildings and Improvements and Furniture, Fixtures and Equipment	Costs Capitalized Subsequent to Acquisition / Initial Development (1)	Land	Buildings and Improvements and Furniture, Fixtures and Equipment	Total (2)	Accumulated Depreciation	Encumbrances (3)	Year Built (4)

Properties Under Development (6)
Disney College Program Phases I-X (ACE) (7)	2,614	10,440	$—	$224,185	$—	$—	$224,185	$224,185	$—	$—	2020-23 (7)
Currie Hall Phase II (ACE)	95	272	—	22,681	—	—	22,681	22,681	—	—	2020
Holloway Residences (ACE)	169	584	—	89,615	—	—	89,615	89,615	—	—	2020
Undeveloped land parcels (8)	—	—	55,896	651	—	55,896	651	56,547	543	—	N/A
Subtotal	34,680	107,551	$649,403	$6,998,527	$489,574	$654,985	$7,482,519	$8,137,504	$1,442,789	$693,584

On-Campus Participating Properties
University Village & University Village Northwest at Prairie View (9)	648	2,064	$—	$40,734	$9,960	$—	$50,694	$50,694	$38,663	$10,464	1998
University Village at Laredo	84	250	—	5,844	1,433	—	7,277	7,277	5,866	1,601	1997
University College at Prairie View	756	1,470	—	22,650	6,579	—	29,229	29,229	20,824	11,150	2001
Cullen Oaks	411	879	—	33,910	2,995	—	36,905	36,905	19,166	25,313	2003
College Park	224	567	—	43,634	1,760	—	45,394	45,394	9,792	40,629	2014
Subtotal	2,123	5,230	$—	$146,772	$22,727	$—	$169,499	$169,499	$94,311	$89,157

Total	36,803	112,781	$649,403	$7,145,299	$512,301	$654,985	$7,652,018	$8,307,003	$1,537,100	$782,741

(1)	Includes write-offs of fully depreciated assets.

(2)	Total aggregate costs for federal income tax purposes is approximately $8.7 billion.

(3)	Total encumbrances exclude net unamortized debt premiums and deferred financing costs of approximately $6.4 million and $1.7 million, respectively, as of December 31, 2019.

(4)	For properties with multiple phases, the year built represents the weighted average year based on the number of beds delivered each year.

(5)	A number of our properties consist of two or more phases that are counted separately in the property portfolio numbers disclosed in Note 1.

(6)	Initial costs represent construction costs incurred to date associated with the development of these properties. Year built represents the scheduled completion date.

(7)	Consists of ten phases that are counted as one property in the property portfolio numbers contained in Note 1 and will be delivered from 2020 to 2023.

(8)	Buildings and improvements and furniture, fixtures and equipment and accumulated depreciation amounts are related to buildings on two land parcels that will be demolished as part of development.

(9)	Consists of two properties, one of which was converted to the OCPP structure in January 2019, that are counted separately in the property portfolio numbers disclosed in Note 1.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The changes in the Company’s investments in real estate and related accumulated depreciation for each of the years ended December 31, 2019, 2018, and 2017 are as follows:

	For the Year Ended December 31,
	2019		2018		2017
	Owned (1)	On-Campus (2)	Owned (1)	On-Campus (2)	Owned (1)	On-Campus (2)
Investments in Real Estate:
Balance, beginning of year	$7,813,959	$162,562	$7,485,391	$159,996	$6,316,470	$162,929
Acquisition of land for development	10,219	—	26,758	—	24,049	—
Acquisition of properties	—	—	—	—	618,183	—
Improvements and development expenditures	484,949	2,900	549,635	3,654	621,793	3,544
Write-off of fully depreciated or damaged assets	(3,831)	(306)	(16,758)	(1,088)	(40,923)	(6,477)
Provision for real estate impairment	(3,201)	—	—	—	(15,317)	—
Disposition of real estate	(160,248)	—	(231,067)	—	(38,864)	—
Transfer of property from owned to OCPP structure	(4,343)	4,343	—	—	—	—

Balance, end of year	$8,137,504	$169,499	$7,813,959	$162,562	$7,485,391	$159,996

Accumulated Depreciation:
Balance, beginning of year	$(1,230,562)	$(84,925)	$(1,035,027)	$(78,192)	$(864,106)	$(77,132)
Depreciation for the year	(255,796)	(8,380)	(242,123)	(7,819)	(213,660)	(7,536)
Write-off of fully depreciated or damaged assets	3,831	306	16,242	1,086	37,761	6,476
Disposition of properties	38,426	—	30,346	—	4,978	—
Transfer of property from owned to OCPP structure	1,312	(1,312)	—	—	—	—

Balance, end of year	$(1,442,789)	$(94,311)	$(1,230,562)	$(84,925)	$(1,035,027)	$(78,192)

(1)	Includes owned off-campus properties and owned on-campus properties.

(2)	Includes on-campus participating properties.