Form 10-Q
period 2020-03-31
AMERICAN CAMPUS COMMUNITIES INC; American Campus Communities Operating Partnership LP
filed 2020-05-01
CIK 1283630, 1357369

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2020.

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

There were 137,604,447 shares of the American Campus Communities, Inc.’s common stock with a par value of $0.01 per share outstanding as of the close of business on April 24, 2020.

EXPLANATORY NOTE

This report combines the reports on Form 10-Q for the quarterly period ended March 31, 2020 of American Campus Communities, Inc. and American Campus Communities Operating Partnership LP. Unless stated otherwise or the context otherwise requires, references to “ACC” mean American Campus Communities, Inc., a Maryland corporation that has elected to be treated as a real estate investment trust (“REIT”) under the Internal Revenue Code, and references to “ACCOP” mean American Campus Communities Operating Partnership LP, a Maryland limited partnership. References to the “Company,” “we,” “us” or “our” mean collectively ACC, ACCOP and those entities/subsidiaries owned or controlled by ACC and/or ACCOP. References to the “Operating Partnership” mean collectively ACCOP and those entities/subsidiaries owned or controlled by ACCOP. The following chart illustrates the Company’s and the Operating Partnership’s corporate structure:

The general partner of ACCOP is American Campus Communities Holdings, LLC (“ACC Holdings”), an entity that is wholly-owned by ACC. As of March 31, 2020, ACC Holdings held an ownership interest in ACCOP of less than 1%. The limited partners of ACCOP are ACC and other limited partners consisting of current and former members of management and nonaffiliated third parties. As of March 31, 2020, ACC owned an approximate 99.6% limited partnership interest in ACCOP. As the sole member of the general partner of ACCOP, ACC has exclusive control of ACCOP’s day-to-day management. Management operates the Company and the Operating Partnership as one business. The management of ACC consists of the same members as the management of ACCOP. The Company is structured as an umbrella partnership REIT (“UPREIT”) and ACC contributes all net proceeds from its various equity offerings to the Operating Partnership. In return for those contributions, ACC receives a number of units of the Operating Partnership (“OP Units,” see definition below) equal to the number of common shares it has issued in the equity offering. Contributions of properties to the Company can be structured as tax-deferred transactions through the issuance of OP Units in the Operating Partnership. Based on the terms of ACCOP’s partnership agreement, OP Units can be exchanged for ACC’s common shares on a one-for-one basis. The Company maintains a one-for-one relationship between the OP Units of the Operating Partnership issued to ACC and ACC Holdings and the common shares issued to the public. The Company believes that combining the reports on Form 10-Q of ACC and ACCOP into this single report provides the following benefits:

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

FORM 10-Q
FOR THE QUARTER ENDED March 31, 2020

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2020	December 31, 2019
	(Unaudited)
Assets

Investments in real estate:
Owned properties, net	$6,636,857	$6,694,715
On-campus participating properties, net	73,716	75,188
Investments in real estate, net	6,710,573	6,769,903

Cash and cash equivalents	176,758	54,650
Restricted cash	32,130	26,698
Student contracts receivable, net	12,287	13,470
Operating lease right of use assets	459,957	460,857
Other assets	228,051	234,176

Total assets	$7,619,756	$7,559,754

Liabilities and equity

Liabilities:
Secured mortgage, construction and bond debt, net	$749,902	$787,426
Unsecured notes, net	1,981,472	1,985,603
Unsecured term loans, net	199,209	199,121
Unsecured revolving credit facility	609,700	425,700
Accounts payable and accrued expenses	53,086	88,411
Operating lease liabilities	477,779	473,070
Other liabilities	178,702	157,368
Total liabilities	4,249,850	4,116,699

Commitments and contingencies (Note 12)

Redeemable noncontrolling interests	17,768	104,381

Equity:
American Campus Communities, Inc. and Subsidiaries stockholders’ equity:
Common stock, $0.01 par value, 800,000,000 shares authorized, 137,523,031 and 137,326,824 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	1,375	1,373
Additional paid in capital	4,467,906	4,458,456
Common stock held in rabbi trust, 81,416 and 77,928 shares at March 31, 2020 and December 31, 2019, respectively	(3,615)	(3,486)
Accumulated earnings and dividends	(1,129,108)	(1,144,721)
Accumulated other comprehensive loss	(26,747)	(16,946)
Total American Campus Communities, Inc. and Subsidiaries stockholders’ equity	3,309,811	3,294,676
Noncontrolling interests - partially owned properties	42,327	43,998
Total equity	3,352,138	3,338,674

Total liabilities and equity	$7,619,756	$7,559,754

Consolidated variable interest entities’ assets and debt included in the above balances:

Investments in real estate, net	$596,506	$788,393
Cash, cash equivalents and restricted cash	$37,711	$59,908
Other assets	$14,794	$18,387
Secured mortgage and construction debt, net	$417,765	$418,241
Accounts payable, accrued expenses and other liabilities	$34,317	$56,976

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands, except share and per share data)

	Three Months Ended March 31,
	2020	2019
Revenues:
Owned properties	$232,091	$224,419
On-campus participating properties	10,709	11,448
Third-party development services	2,055	3,171
Third-party management services	3,829	2,311
Resident services	720	782
Total revenues	249,404	242,131

Operating expenses (income):
Owned properties	92,474	92,169
On-campus participating properties	3,366	3,957
Third-party development and management services	6,207	4,186
General and administrative	10,158	7,315
Depreciation and amortization	66,169	68,755
Ground/facility leases	4,069	3,549
Gain from disposition of real estate	(48,525)	—
Provision for impairment	—	3,201
Total operating expenses	133,918	183,132

Operating income	115,486	58,999

Nonoperating income (expenses):
Interest income	851	926
Interest expense	(27,783)	(27,061)
Amortization of deferred financing costs	(1,287)	(1,132)
Loss from early extinguishment of debt	(4,827)	—
Total nonoperating expenses	(33,046)	(27,267)

Income before income taxes	82,440	31,732
Income tax provision	(379)	(364)
Net income	82,061	31,368
Net income attributable to noncontrolling interests	(1,206)	(1,728)
Net income attributable to ACC, Inc. and Subsidiaries common stockholders	$80,855	$29,640

Other comprehensive loss
Change in fair value of interest rate swaps and other	(9,801)	(5,794)
Comprehensive income	$71,054	$23,846

Net income per share attributable to ACC, Inc. and Subsidiaries common shareholders
Basic and diluted	$0.58	$0.21

Weighted-average common shares outstanding:
Basic	137,477,169	137,101,535
Diluted	138,587,513	138,152,378

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited, in thousands, except share data)

	Common Shares	Par Value of Common Shares	Additional Paid in Capital	Common Shares Held in Rabbi Trust	Common Shares Held in Rabbi Trust at Cost	Accumulated Earnings and Dividends	Accumulated Other Comprehensive Loss	Noncontrolling Interests – Partially Owned Properties	Total
Equity, December 31, 2019	137,326,824	$1,373	$4,458,456	77,928	$(3,486)	$(1,144,721)	$(16,946)	$43,998	$3,338,674
Adjustments to reflect redeemable noncontrolling interests at fair value	—	—	9,490	—	—	—	—	—	9,490
Amortization of restricted stock awards	—	—	3,988	—	—	—	—	—	3,988
Vesting of restricted stock awards	199,695	2	(4,157)	—	—	—	—	—	(4,155)
Distributions to common and restricted stockholders and other ($0.47 per common share)	—	—	—	—	—	(65,242)	—	—	(65,242)
Distributions to noncontrolling interests - partially owned properties	—	—	—	—	—	—	—	(2,566)	(2,566)
Change in fair value of interest rate swaps and other	—	—	—	—	—	—	(9,801)	—	(9,801)
Deposits to deferred compensation plan, net of withdrawals	(3,488)	—	129	3,488	(129)	—	—	—	—
Net income	—	—	—	—	—	80,855	—	895	81,750
Equity, March 31, 2020	137,523,031	$1,375	$4,467,906	81,416	$(3,615)	$(1,129,108)	$(26,747)	$42,327	$3,352,138

	Common Shares	Par Value of Common Shares	Additional Paid in Capital	Common Shares Held in Rabbi Trust	Common Shares Held in Rabbi Trust at Cost	Accumulated Earnings and Dividends	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests – Partially Owned Properties	Total
Equity, December 31, 2018	136,967,286	$1,370	$4,458,240	69,603	$(3,092)	$(971,070)	$(4,397)	$65,750	$3,546,801
Adjustments to reflect redeemable noncontrolling interests at fair value	—	—	(2,547)	—	—	—	—	—	(2,547)
Amortization of restricted stock awards	—	—	3,765	—	—	—	—	—	3,765
Vesting of restricted stock awards	180,961	—	(3,831)	—	—	—	—	—	(3,831)
Distributions to common and restricted stockholders and other ($0.46 per common share)	—	—	—	—	—	(63,611)	—	—	(63,611)
Contributions by noncontrolling interests - partially owned properties	—	—	—	—	—	—	—	625	625
Distributions to noncontrolling interests - partially owned properties	—	—	—	—	—	—	—	(3,661)	(3,661)
Conversion of common and preferred operating partnership units to common stock	42,271	—	251	—	—	—	—	—	251
Change in fair value of interest rate swaps and other	—	—	—	—	—	—	(5,794)	—	(5,794)
Deposits to deferred compensation plan, net of withdrawals	(1,829)	—	70	1,829	(70)	—	—	—	—
Net income	—	—	—	—	—	29,640	—	1,469	31,109
Equity, March 31, 2019	137,188,689	$1,370	$4,455,948	71,432	$(3,162)	$(1,005,041)	$(10,191)	$64,183	$3,503,107

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
	2020	2019
Operating activities
Net income	$82,061	$31,368
Adjustments to reconcile net income to net cash provided by operating activities:
Gain from disposition of real estate	(48,525)	—
Loss from early extinguishment of debt	4,827	—
Provision for impairment	—	3,201
Depreciation and amortization	66,169	68,755
Amortization of deferred financing costs and debt premiums/discounts	(3)	(19)
Share-based compensation	3,988	3,765
Income tax provision	379	364
Amortization of interest rate swap terminations and other	428	102
Changes in operating assets and liabilities:
Student contracts receivable, net	1,143	(5,491)
Other assets	6,990	(7,723)
Accounts payable and accrued expenses	(36,172)	(30,595)
Other liabilities	9,499	16,885
Net cash provided by operating activities	90,784	80,612

Investing activities
Proceeds from disposition of properties and land parcels	146,144	—
Capital expenditures for owned properties	(11,852)	(10,751)
Investments in owned properties under development	(84,359)	(104,768)
Capital expenditures for on-campus participating properties	(565)	(230)
Other investing activities	(1,347)	(1,123)
Net cash provided by (used in) investing activities	48,021	(116,872)

Financing activities
Proceeds from unsecured notes	399,240	—
Pay-off of mortgage and construction loans	(34,219)	—
Costs paid related to early extinguishment of debt	(4,156)	—
Pay-off of unsecured notes	(400,000)	—
Proceeds from revolving credit facility	1,295,700	180,600
Paydowns of revolving credit facility	(1,111,700)	(110,500)
Proceeds from construction loans	—	14,174
Scheduled principal payments on debt	(2,040)	(2,040)
Debt issuance costs	(4,693)	(1,853)
Increase in ownership of consolidated subsidiary	(77,200)	—
Contribution by noncontrolling interests	—	625
Taxes paid on net-share settlements	(4,155)	(3,831)
Distributions paid to common and restricted stockholders	(65,242)	(63,611)
Distributions paid to noncontrolling interests	(2,800)	(3,966)
Net cash (used in) provided by financing activities	(11,265)	9,598

Net change in cash, cash equivalents, and restricted cash	127,540	(26,662)
Cash, cash equivalents, and restricted cash at beginning of period	81,348	106,517
Cash, cash equivalents, and restricted cash at end of period	$208,888	$79,855

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents	$176,758	$46,166
Restricted cash	32,130	33,689
Total cash, cash equivalents, and restricted cash at end of period	$208,888	$79,855

Supplemental disclosure of non-cash investing and financing activities
Conversion of common and preferred operating partnership units to common stock	$—	$251
Accrued development costs and capital expenditures	$27,056	$35,545
Change in fair value of derivative instruments, net	$(10,229)	$(5,896)
Change in fair value of redeemable noncontrolling interest	$9,490	$(2,547)
Initial recognition of operating lease right of use assets	$—	$280,687
Initial recognition of operating lease liabilities	$—	$279,982

Supplemental disclosure of cash flow information
Interest paid	$31,959	$20,912

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)

	March 31, 2020	December 31, 2019
	(Unaudited)
Assets

Investments in real estate:
Owned properties, net	$6,636,857	$6,694,715
On-campus participating properties, net	73,716	75,188
Investments in real estate, net	6,710,573	6,769,903

Cash and cash equivalents	176,758	54,650
Restricted cash	32,130	26,698
Student contracts receivable, net	12,287	13,470
Operating lease right of use assets	459,957	460,857
Other assets	228,051	234,176

Total assets	$7,619,756	$7,559,754

Liabilities and capital

Liabilities:
Secured mortgage, construction and bond debt, net	$749,902	$787,426
Unsecured notes, net	1,981,472	1,985,603
Unsecured term loans, net	199,209	199,121
Unsecured revolving credit facility	609,700	425,700
Accounts payable and accrued expenses	53,086	88,411
Operating lease liabilities	477,779	473,070
Other liabilities	178,702	157,368
Total liabilities	4,249,850	4,116,699

Commitments and contingencies (Note 12)

Redeemable limited partners	17,768	104,381

Capital:
Partners’ capital:
General partner - 12,222 OP units outstanding at both March 31, 2020 and December 31, 2019	41	40
Limited partner - 137,592,225 and 137,392,530 OP units outstanding at March 31, 2020 and December 31, 2019, respectively	3,336,517	3,311,582
Accumulated other comprehensive loss	(26,747)	(16,946)
Total partners’ capital	3,309,811	3,294,676
Noncontrolling interests - partially owned properties	42,327	43,998
Total capital	3,352,138	3,338,674

Total liabilities and capital	$7,619,756	$7,559,754

Consolidated variable interest entities’ assets and debt included in the above balances:

Investments in real estate, net	$596,506	$788,393
Cash, cash equivalents and restricted cash	$37,711	$59,908
Other assets	$14,794	$18,387
Secured mortgage and construction debt, net	$417,765	$418,241
Accounts payable, accrued expenses and other liabilities	$34,317	$56,976

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP LP AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands, except unit and per unit data)

	Three Months Ended March 31,
	2020	2019
Revenues:
Owned properties	$232,091	$224,419
On-campus participating properties	10,709	11,448
Third-party development services	2,055	3,171
Third-party management services	3,829	2,311
Resident services	720	782
Total revenues	249,404	242,131

Operating expenses (income):
Owned properties	92,474	92,169
On-campus participating properties	3,366	3,957
Third-party development and management services	6,207	4,186
General and administrative	10,158	7,315
Depreciation and amortization	66,169	68,755
Ground/facility leases	4,069	3,549
Gain from disposition of real estate	(48,525)	—
Provision for impairment	—	3,201
Total operating expenses	133,918	183,132

Operating income	115,486	58,999

Nonoperating income (expenses):
Interest income	851	926
Interest expense	(27,783)	(27,061)
Amortization of deferred financing costs	(1,287)	(1,132)
Loss from early extinguishment of debt	(4,827)	—
Total nonoperating expenses	(33,046)	(27,267)
Income before income taxes	82,440	31,732
Income tax provision	(379)	(364)
Net income	82,061	31,368
Net income attributable to noncontrolling interests – partially owned properties	(916)	(1,568)
Net income attributable to American Campus Communities Operating Partnership LP	81,145	29,800
Series A preferred units distributions	(14)	(31)
Net income attributable to common unitholders	$81,131	$29,769

Other comprehensive loss
Change in fair value of interest rate swaps and other	(9,801)	(5,794)
Comprehensive income	$71,330	$23,975

Net income per unit attributable to common unitholders
Basic and diluted	$0.58	$0.21

Weighted-average common units outstanding
Basic	137,945,644	137,696,323
Diluted	139,055,988	138,747,166

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL
(unaudited, in thousands, except unit data)

					Accumulated	Noncontrolling
					Other	Interests -
	General Partner		Limited Partner		Comprehensive	Partially Owned
	Units	Amount	Units	Amount	Loss	Properties	Total
Capital, December 31, 2019	12,222	$40	137,392,530	$3,311,582	$(16,946)	$43,998	$3,338,674
Adjustments to reflect redeemable limited partners’ interest at fair value	—	—	—	9,490	—	—	9,490
Amortization of restricted stock awards	—	—	—	3,988	—	—	3,988
Vesting of restricted stock awards	—	—	199,695	(4,155)	—	—	(4,155)
Distributions to common and restricted unit holders and other ($0.47 per common unit)	—	(6)	—	(65,236)	—	—	(65,242)
Distributions to noncontrolling joint venture partners	—	—	—	—	—	(2,566)	(2,566)
Change in fair value of interest rate swaps and other	—	—	—	—	(9,801)	—	(9,801)
Net income	—	7	—	80,848	—	895	81,750
Capital, March 31, 2020	12,222	$41	137,592,225	$3,336,517	$(26,747)	$42,327	$3,352,138

					Accumulated	Noncontrolling
					Other	Interests -
	General Partner		Limited Partner		Comprehensive	Partially Owned
	Units	Amount	Units	Amount	Loss	Properties	Total
Capital, December 31, 2018	12,222	$55	137,024,667	$3,485,393	$(4,397)	$65,750	$3,546,801
Adjustments to reflect redeemable limited partners’ interest at fair value	—	—	—	(2,547)	—	—	(2,547)
Amortization of restricted stock awards	—	—	—	3,765	—	—	3,765
Vesting of restricted stock awards	—	—	180,961	(3,831)	—	—	(3,831)
Distributions to common and restricted unit holders and other ($0.46 per common unit)	—	(6)	—	(63,605)	—	—	(63,611)
Contribution by noncontrolling interests - partially owned properties	—	—	—	—	—	625	625
Distributions to noncontrolling joint venture partners	—	—	—	—	—	(3,661)	(3,661)
Conversion of common and preferred operating partnership units to common stock	—	—	42,271	251	—	—	251
Change in fair value of interest rate swaps and other	—	—	—	—	(5,794)	—	(5,794)
Net income	—	3	—	29,637	—	1,469	31,109
Capital, March 31, 2019	12,222	$52	137,247,899	$3,449,063	$(10,191)	$64,183	$3,503,107

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
	2020	2019
Operating activities
Net income	$82,061	$31,368
Adjustments to reconcile net income to net cash provided by operating activities:
Gain from disposition of real estate	(48,525)	—
Loss from early extinguishment of debt	4,827	—
Provision for impairment	—	3,201
Depreciation and amortization	66,169	68,755
Amortization of deferred financing costs and debt premiums/discounts	(3)	(19)
Share-based compensation	3,988	3,765
Income tax provision	379	364
Amortization of interest rate swap terminations and other	428	102
Changes in operating assets and liabilities:
Student contracts receivable, net	1,143	(5,491)
Other assets	6,990	(7,723)
Accounts payable and accrued expenses	(36,172)	(30,595)
Other liabilities	9,499	16,885
Net cash provided by operating activities	90,784	80,612

Investing activities
Proceeds from disposition of properties and land parcels	146,144	—
Capital expenditures for owned properties	(11,852)	(10,751)
Investments in owned properties under development	(84,359)	(104,768)
Capital expenditures for on-campus participating properties	(565)	(230)
Other investing activities	(1,347)	(1,123)
Net cash provided by (used in) investing activities	48,021	(116,872)

Financing activities
Proceeds from unsecured notes	399,240	—
Pay-off of mortgage and construction loans	(34,219)	—
Costs paid related to early extinguishment of debt	(4,156)	—
Pay-off of unsecured notes	(400,000)	—
Proceeds from revolving credit facility	1,295,700	180,600
Paydowns of revolving credit facility	(1,111,700)	(110,500)
Proceeds from construction loans	—	14,174
Scheduled principal payments on debt	(2,040)	(2,040)
Debt issuance costs	(4,693)	(1,853)
Increase in ownership of consolidated subsidiary	(77,200)	—
Contribution by noncontrolling interests	—	625
Taxes paid on net-share settlements	(4,155)	(3,831)
Distributions paid to common and preferred unitholders	(64,814)	(63,343)
Distributions paid on unvested restricted stock awards	(662)	(573)
Distributions paid to noncontrolling interests - partially owned properties	(2,566)	(3,661)
Net cash (used in) provided by financing activities	(11,265)	9,598

Net change in cash, cash equivalents, and restricted cash	127,540	(26,662)
Cash, cash equivalents, and restricted cash at beginning of period	81,348	106,517
Cash, cash equivalents, and restricted cash at end of period	$208,888	$79,855

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents	$176,758	$46,166
Restricted cash	32,130	33,689
Total cash, cash equivalents, and restricted cash at end of period	$208,888	$79,855

Supplemental disclosure of non-cash investing and financing activities
Conversion of common and preferred operating partnership units to common stock	$—	$251
Accrued development costs and capital expenditures	$27,056	$35,545
Change in fair value of derivative instruments, net	$(10,229)	$(5,896)
Change in fair value of redeemable noncontrolling interest	$9,490	$(2,547)
Initial recognition of operating lease right of use assets	$—	$280,687
Initial recognition of operating lease liabilities	$—	$279,982

Supplemental disclosure of cash flow information
Interest paid	$31,959	$20,912

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

The general partner of ACCOP is American Campus Communities Holdings, LLC (“ACC Holdings”), an entity that is wholly-owned by ACC.  As of March 31, 2020, ACC Holdings held an ownership interest in ACCOP of less than 1%. The limited partners of ACCOP are ACC and other limited partners consisting of current and former members of management and nonaffiliated third parties.  As of March 31, 2020, ACC owned an approximate 99.6% limited partnership interest in ACCOP.  As the sole member of the general partner of ACCOP, ACC has exclusive control of ACCOP’s day-to-day management.  Management operates ACC and ACCOP as one business.  The management of ACC consists of the same members as the management of ACCOP.  ACC consolidates ACCOP for financial reporting purposes, and ACC does not have significant assets other than its investment in ACCOP.  Therefore, the assets and liabilities of ACC and ACCOP are the same on their respective financial statements.  References to the “Company” means collectively ACC, ACCOP and those entities/subsidiaries owned or controlled by ACC and/or ACCOP.  References to the “Operating Partnership” mean collectively ACCOP and those entities/subsidiaries owned or controlled by ACCOP.  Unless otherwise indicated, the accompanying Notes to the Consolidated Financial Statements apply to both the Company and the Operating Partnership.

As of March 31, 2020, the Company’s property portfolio contained 166 properties with approximately 111,900 beds.  The Company’s property portfolio consisted of 126 owned off-campus student housing properties that are in close proximity to colleges and universities, 34 American Campus Equity (“ACE®”) properties operated under ground/facility leases, and six on-campus participating properties operated under ground/facility leases with the related university systems.  Of the 166 properties, three were under development as of March 31, 2020, and when completed will consist of a total of approximately 11,300 beds.  The Company’s communities contain modern housing units and are supported by a resident assistant system and other student-oriented programming, with many offering resort-style amenities.

Through one of ACC’s taxable REIT subsidiaries (“TRSs”), the Company also provides construction management and development services, primarily for student housing properties owned by colleges and universities, charitable foundations, and others.  As of March 31, 2020, also through one of ACC’s TRSs, the Company provided third-party management and leasing services for 35 properties that represented approximately 26,000 beds.  Third-party management and leasing services are typically provided pursuant to management contracts that have initial terms that range from one year to five years.  As of March 31, 2020, the Company’s total owned and third-party managed portfolio included 201 properties with approximately 137,900 beds.

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

Recently Issued Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, “Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. During the first quarter, the Company has elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. The Company continues to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.

In March 2020, the Securities and Exchange Commission (“SEC”) adopted final rules that amend the financial disclosure requirements for subsidiary issuers and guarantors of registered debt securities in Rule 3-10 of Regulation S-X. Under the amended rules, parent companies can provide alternative disclosures in lieu of separate audited financial statements of subsidiary issuers and guarantors that meet certain circumstances. The rule is effective on January 4, 2021, but earlier compliance is permitted. The Company is in the process of evaluating the rule and its potential effect on the consolidated financial statements of both ACC and ACCOP.

In addition, the Company does not expect the following accounting pronouncements issued by the FASB to have a material effect on its consolidated financial statements:

Accounting Standards Update	Effective Date

ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes"	January 1, 2021

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments.” The standard requires entities to estimate a lifetime expected credit loss for most financial assets, including trade and other receivables, held-to-maturity debt securities, loans and other financial instruments, and to present the net amount of the financial instrument expected to be collected. In November 2018, the FASB issued ASU 2018-19, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses,” which amends the transition requirements and scope of ASU 2016-13 and clarifies that receivables arising from operating leases are not within the scope of the credit losses standard, but rather, should be accounted for in accordance with the leases standard. The Company adopted ASU 2016-13 on January 1, 2020.

The Company notes that a majority of its financial instruments result from operating leasing transactions, which as mentioned above, are not within the scope of the new standard. However, the Company did perform both a quantitative and qualitative analysis on the financial assets that are covered under this guidance, including its loans receivable. Based on this analysis, which included analyzing historical performance, occupancy rates, projected future performance, and macroeconomic trends, the Company concluded this new standard did not have a material impact on the consolidated financial statements.

In addition, on January 1, 2020, the Company adopted the following accounting pronouncements which did not have a material effect on the Company’s consolidated financial statements:

•
ASU 2018-15, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract”

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

•	ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement”

Interim Financial Statements

The accompanying interim financial statements are unaudited but have been prepared in accordance with GAAP for interim financial information and in conjunction with the rules and regulations of the SEC.  Accordingly, they do not include all disclosures required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements of the Company for these interim periods have been included.  Because of the seasonal nature of the Company’s operations, the results of operations and cash flows for any interim period are not necessarily indicative of results for other interim periods or for the full year.  These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

Leasing Revenue

The Company’s primary business involves leasing properties to students under agreements that are classified as operating leases, and which have terms of 12 months or less. These student leases do not provide for variable rent payments. The Company is also a lessor under commercial leases at certain owned properties, some of which provide for variable lease payments based upon tenant performance such as a percentage of sales. The Company recognizes the base lease payments provided for under the leases on a straight-line basis over the lease term, and variable payments are recognized in the period in which the changes in facts and circumstances on which the variable payments are based occur. Lease income under both student and commercial leases is included in owned property revenues in the accompanying consolidated statements of comprehensive income. Lease income under student leases totaled $231.4 million and $221.7 million for the three months ended March 31, 2020 and 2019, respectively. Lease income under commercial leases totaled $3.2 million and $3.4 million for the three months ended March 31, 2020 and 2019, respectively.

Consolidated VIEs

The Company has investments in various entities that qualify as VIEs for accounting purposes and for which the Company is the primary beneficiary and therefore includes the entities in its consolidated financial statements.  These VIEs include the Operating Partnership, five joint ventures that own a total of 10 operating properties and a land parcel, and six properties owned under the on-campus participating property structure.  The VIE assets and liabilities consolidated within the Company's assets and liabilities are disclosed at the bottom of the accompanying consolidated balance sheets.

Impairment of Long-Lived Assets

Management assesses whether there has been an impairment in the value of the Company’s investments in real estate whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. As of March 31, 2020, the Company evaluated whether the global economic disruption caused by the novel coronavirus disease (“COVID-19”), which was characterized on March 11, 2020 by the World Health Organization as a pandemic, was an impairment indicator. The Company examined a number of factors and concluded that there were no impairments of the carrying values of the Company’s investments in real estate as of March 31, 2020.

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

The following potentially dilutive securities were outstanding for the three months ended March 31, 2020 and 2019, but were not included in the computation of diluted earnings per share because the effects of their inclusion would be anti-dilutive.

	Three Months Ended March 31,
	2020	2019
Common OP Units (Note 8)	468,475	594,788
Preferred OP Units (Note 8)	35,242	64,361
Total potentially dilutive securities	503,717	659,149

The following is a summary of the elements used in calculating basic and diluted earnings per share:

	Three Months Ended March 31,
	2020	2019
Numerator – basic and diluted earnings per share:
Net income	$82,061	$31,368
Net income attributable to noncontrolling interests	(1,206)	(1,728)
Net income attributable to ACC, Inc. and Subsidiaries common stockholders	80,855	29,640
Amount allocated to participating securities	(662)	(573)
Net income attributable to common stockholders	$80,193	$29,067

Denominator:
Basic weighted average common shares outstanding	137,477,169	137,101,535
Unvested restricted stock awards (Note 9)	1,110,344	1,050,843
Diluted weighted average common shares outstanding	138,587,513	138,152,378

Earnings per share:
Net income attributable to common stockholders - basic and diluted	$0.58	$0.21

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

The following is a summary of the elements used in calculating basic and diluted earnings per unit:

	Three Months Ended March 31,
	2020	2019
Numerator – basic and diluted earnings per unit:
Net income	$82,061	$31,368
Net income attributable to noncontrolling interests – partially owned properties	(916)	(1,568)
Series A preferred unit distributions	(14)	(31)
Amount allocated to participating securities	(662)	(573)
Net income attributable to common unitholders	$80,469	$29,196

Denominator:
Basic weighted average common units outstanding	137,945,644	137,696,323
Unvested restricted stock awards (Note 9)	1,110,344	1,050,843
Diluted weighted average common units outstanding	139,055,988	138,747,166

Earnings per unit:
Net income attributable to common unitholders - basic and diluted	$0.58	$0.21

4. Property Dispositions

Property Dispositions

In March 2020, the Company sold The Varsity, an owned property located near University of Maryland in College Park, Maryland, containing 901 beds for $148.0 million, resulting in net cash proceeds of approximately $146.1 million. The net gain on this disposition totaled approximately $48.5 million.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

5. Investments in Real Estate

Owned Properties

Owned properties, both wholly-owned and those owned through investments in VIEs, consisted of the following:

	March 31, 2020	December 31, 2019
Land	$643,380	$654,985
Buildings and improvements	6,646,917	6,749,757
Furniture, fixtures and equipment	389,589	391,208
Construction in progress	437,203	341,554
	8,117,089	8,137,504
Less accumulated depreciation	(1,480,232)	(1,442,789)
Owned properties, net	$6,636,857	$6,694,715

Project costs directly associated with the development and construction of an owned real estate project, which include interest, property taxes, and amortization of deferred financing costs, are capitalized as construction in progress.  Upon completion of the project, costs are transferred into the applicable asset category and depreciation commences.  Interest totaling approximately $3.2 million and $2.7 million was capitalized during the three months ended March 31, 2020 and 2019, respectively.

On-Campus Participating Properties

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

On-campus participating properties consisted of the following:

	March 31, 2020	December 31, 2019
Buildings and improvements	$156,359	$155,941
Furniture, fixtures and equipment	13,705	13,552
Construction in progress	—	6
	170,064	169,499
Less accumulated depreciation	(96,348)	(94,311)
On-campus participating properties, net	$73,716	$75,188

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

6. Debt

A summary of the Company’s outstanding consolidated indebtedness, including unamortized debt premiums and discounts, is as follows:

	March 31, 2020	December 31, 2019
Debt secured by owned properties:
Mortgage loans payable:
Unpaid principal balance	$657,840	$693,584
Unamortized deferred financing costs	(1,172)	(1,294)
Unamortized debt premiums	5,173	6,596
Unamortized debt discounts	(187)	(199)
	661,654	698,687
Debt secured by on-campus participating properties:
Mortgage loans payable (1)	65,428	65,942
Bonds payable (1)	23,215	23,215
Unamortized deferred financing costs	(395)	(418)
	88,248	88,739
Total secured mortgage, construction and bond debt	749,902	787,426
Unsecured notes, net of unamortized OID and deferred financing costs (2)	1,981,472	1,985,603
Unsecured term loans, net of unamortized deferred financing costs (3)	199,209	199,121
Unsecured revolving credit facility	609,700	425,700
Total debt, net	$3,540,283	$3,397,850

(1)	The creditors of mortgage loans payable and bonds payable related to on-campus participating properties do not have recourse to the assets of the Company.

(2)
Includes net unamortized original issue discount (“OID”) of $2.8 million and $2.3 million at March 31, 2020 and December 31, 2019, respectively, and net unamortized deferred financing costs of $15.7 million and $12.1 million at March 31, 2020 and December 31, 2019, respectively.

(3)	Includes net unamortized deferred financing costs of $0.8 million and $0.9 million at March 31, 2020 and December 31, 2019, respectively.

Mortgage Loans Payable

During the three months ended March 31, 2020, the Company paid off approximately $34.2 million of fixed rate mortgage debt secured by one owned property. During the three months ended March 31, 2019, the Company did not pay off any mortgage debt.

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

Unsecured Notes

In January 2020, the Operating Partnership closed a $400 million offering of senior unsecured notes under its existing shelf registration. These 10-year notes were issued at 99.81% of par value with a coupon of 2.85% and are fully and unconditionally guaranteed by the Company. Interest on the notes is payable semi-annually on February 1 and August 1, with the first payment due and payable on August 1, 2020. The notes will mature on February 1, 2030. Net proceeds from the sale of the senior unsecured notes totaled approximately $394.5 million, after deducting the underwriting discount and offering expenses which will be amortized over the term of the unsecured notes. The Company used the proceeds to fund the early redemption of its $400 million 3.35% Senior Notes due October 2020. The prepayment resulted in a loss from early extinguishment of debt of approximately $4.8 million for the three months ended March 31, 2020, which is included in the accompanying statements of comprehensive income.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following senior unsecured notes issued by the Company are outstanding as of March 31, 2020:

Date Issued	Amount	% of Par Value	Coupon	Yield		Original Issue Discount	Term (Years)
April 2013	$400,000	99.659	3.750%	3.791%		$1,364	10
June 2014	400,000	99.861	4.125%	4.269%	(1)	556	10
October 2017	400,000	99.912	3.625%	3.635%		352	10
June 2019	400,000	99.704	3.300%	3.680%	(1)	1,184	7
January 2020	400,000	99.810	2.850%	2.872%		760	10
	$2,000,000					$4,216

(1)	The yield includes the effect of the amortization of interest rate swap terminations (see Note 10).

The notes are fully and unconditionally guaranteed by the Company.  Interest on the notes is payable semi-annually. The terms of the unsecured notes include certain financial covenants that require the Operating Partnership to limit the amount of total debt and secured debt as a percentage of total asset value, as defined.  In addition, the Operating Partnership must maintain a minimum ratio of unencumbered asset value to unsecured debt, as well as a minimum interest coverage level. As of March 31, 2020, the Company was in compliance with all such covenants.

Unsecured Revolving Credit Facility

In February 2019, the Company exercised the option under the existing credit agreement to increase the capacity of the unsecured revolving credit facility from $700 million to $1.0 billion. It may be expanded by up to an additional $200 million upon the satisfaction of certain conditions. The maturity date of the revolving credit facility is March 2022.

The unsecured revolving credit facility bears interest at a variable rate, at the Company’s option, based upon a base rate of one-, two-, three- or six-month LIBOR, plus, in each case, a spread based upon the Company’s investment grade rating from either Moody’s Investor Services, Inc. or Standard & Poor’s Rating Group. Additionally, the Company is required to pay a facility fee of 0.20% per annum on the $1.0 billion revolving credit facility.  As of March 31, 2020, the revolving credit facility bore interest at a weighted average annual rate of 2.13% (0.93% + 1.00% spread + 0.20% facility fee), and availability under the revolving credit facility totaled $390.3 million.

The terms of the unsecured credit facility include certain restrictions and covenants, which limit, among other items, the incurrence of additional indebtedness and liens.  The facility contains customary affirmative and negative covenants and also contains financial covenants that, among other things, require the Company to maintain certain maximum leverage ratios and minimum ratios of “EBITDA” (earnings before interest, taxes, depreciation and amortization) to fixed charges.  The financial covenants also include a minimum asset value requirement, a maximum secured debt ratio, and a minimum unsecured debt service coverage ratio.  As of March 31, 2020, the Company was in compliance with all such covenants.

Unsecured Term Loans

The Company is currently party to an Unsecured Term Loan Credit Agreement (the “Term Loan Facility”) totaling $200 million which matures in June 2022. The agreement has an accordion feature that allows the Company to expand the amount by up to an additional $100 million, subject to the satisfaction of certain conditions. In November and December 2019, the Company entered into two interest rate swap contracts to hedge the variable rate cash flows associated with the LIBOR-based interest payments on the Term Loan Facility. The weighted average annual rate on the Term Loan Facility was 2.54% (1.44% + 1.10% spread) at March 31, 2020. The terms of the Term Loan Facility include certain restrictions and covenants consistent with those of the unsecured revolving credit facility discussed above. As of March 31, 2020, the Company was in compliance with all such covenants.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

7. Stockholders’ Equity / Partners’ Capital

Stockholders’ Equity - Company

The Company has an at-the-market share offering program (the “ATM Equity Program”) through which the Company may issue and sell, from time to time, shares of common stock having an aggregate offering price of up to $500 million.  Actual sales under the program will depend on a variety of factors including, but not limited to, market conditions, the trading price of the Company’s common stock and determinations of the appropriate sources of funding for the Company.

There was no activity under the Company’s ATM Equity Program during the three months ended March 31, 2020 and 2019. As of March 31, 2020, the Company had approximately $500.0 million available for issuance under its ATM Equity Program.

The Company has a Non-Qualified Deferred Compensation Plan (“Deferred Compensation Plan”) for the benefit of certain employees and members of the Company’s Board of Directors, in which vested share awards (see Note 9), salary, and other cash amounts earned may be deposited. Deferred Compensation Plan assets are held in a rabbi trust, which is subject to the claims of the Company’s creditors in the event of bankruptcy or insolvency. The shares held in the Deferred Compensation Plan are classified within stockholders’ equity in a manner similar to the manner in which treasury stock is classified. Subsequent changes in the fair value of the shares are not recognized. During the three months ended March 31, 2020, 9,365 and 5,877 shares of vested stock were deposited into and withdrawn from the Deferred Compensation Plan, respectively. As of March 31, 2020, 81,416 shares of ACC’s common stock were held in the Deferred Compensation Plan.

8. Noncontrolling Interests

Interests in Consolidated Real Estate Joint Ventures

Noncontrolling interests - partially owned properties: As of March 31, 2020, the Operating Partnership consolidates four joint ventures that own and operate ten owned off-campus properties. The portion of net assets attributable to the third-party partners in these arrangements is classified as “noncontrolling interests - partially owned properties” within equity and capital on the accompanying consolidated balance sheets of ACC and the Operating Partnership, respectively.

Redeemable noncontrolling interests (ACC) / redeemable limited partners (Operating Partnership): The noncontrolling interest holder in the Core Spaces / DRW Real Estate Investment joint ventures (the “Core Joint Ventures”), which were formed in 2017, had the option to redeem its noncontrolling interest in the entities through the exercise of put options. As the exercise of the options was outside of the Company’s control, the portion of net assets attributable to the third-party partner was classified as “redeemable noncontrolling interests” and “redeemable limited partners” in the mezzanine section of the December 31, 2019 consolidated balance sheets of ACC and the Operating Partnership, respectively.  The redemption price was based on the fair value of the properties at the time of option exercise. These redeemable noncontrolling interests were marked to their redemption value at each balance sheet date.  As the change in redemption value was based on fair value, there was no effect on the Company’s earnings per share. The noncontrolling interest holder exercised its option to redeem its remaining ownership interest in the Core Joint Ventures during the three months ended March 31, 2020, which reduced the redeemable noncontrolling interest by $77.2 million. As of March 31, 2020, the Company had 100% ownership interest in all five properties initially held by the Core Joint Ventures.

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

As of March 31, 2020 and December 31, 2019, approximately 0.4% of the equity interests of the Operating Partnership were held by owners of Common OP Units and Preferred OP Units not held by ACC or ACC Holdings. During the three months ended March 31, 2020, no Common or Preferred OP Units were converted into an equal number of shares of ACC’s common stock.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

During the year ended December 31, 2019, 126,313 Common OP Units and 42,271 Preferred OP Units were converted into an equal number of shares of ACC’s common stock.

Below is a table summarizing the activity of redeemable noncontrolling interests (ACC) / redeemable limited partners (Operating Partnership) for the three months ended March 31, 2020 and 2019, which includes both the redeemable joint venture partners and OP Units discussed above:

Balance, December 31, 2019	$104,381
Net income	311
Distributions	(234)
Purchase of noncontrolling interests	(77,200)
Adjustments to reflect redeemable noncontrolling interests at fair value	(9,490)
Balance, March 31, 2020	$17,768

Balance, December 31, 2018	$184,446
Net income	259
Distributions	(305)
Conversion of OP Units into shares of ACC common stock	(252)
Adjustments to reflect redeemable noncontrolling interests at fair value	2,547
Balance, March 31, 2019	$186,695

9. Incentive Award Plan

The Company has an Incentive Award Plan (the “Plan”) that provides for the grant of various stock-based incentive awards to selected employees and directors of the Company and the Company’s affiliates.  The types of awards that may be granted under the Plan include incentive stock options, nonqualified stock options, restricted stock awards (“RSAs”), restricted stock units (“RSUs”), profits interest units (“PIUs”) and other stock-based awards.  The Company has reserved a total 3.5 million shares of the Company’s common stock for issuance pursuant to the Plan, subject to certain adjustments for changes in the Company’s capital structure, as defined in the Plan.

Restricted Stock Awards

A summary of RSAs as of March 31, 2020 and activity during the three months then ended is presented below:

Number of RSAs
Nonvested balance at December 31, 2019	967,341
Granted	443,998
Vested (1)	(295,385)
Forfeited	(10,787)
Nonvested balance at March 31, 2020	1,105,167

(1) Includes shares withheld to satisfy tax obligations upon vesting.

The fair value of RSAs is calculated based on the closing market value of ACC’s common stock on the date of grant.  The fair value of these awards is amortized to expense over the vesting periods. Amortization expense for the three months ended March 31, 2020 and 2019 amounted to approximately $4.0 million and $3.8 million, respectively.

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

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements.  To accomplish this objective, the Company primarily uses interest rate swaps and forward starting swaps as part of its interest rate risk management strategy.  Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.  Forward starting swaps are used to protect the Company against adverse fluctuations in interest rates by reducing its exposure to variability in cash flows relating to interest payments on a forecasted issuance of debt. These agreements contain provisions such that if the Company defaults on any of its indebtedness, regardless of whether the repayment of the indebtedness has been accelerated by the lender or not, then the Company could also be declared in default on its derivative obligations. As of March 31, 2020, the Company was not in default on any of its indebtedness or derivative instruments.

The following table summarizes the Company’s outstanding interest rate swap contracts which are included in other liabilities on the accompanying consolidated balance sheets as of March 31, 2020:

Hedged Debt Instrument	Effective Date	Maturity Date	Pay Fixed Rate	Receive Floating Rate Index	Current Notional Amount	Fair Value
Cullen Oaks mortgage loan	Feb 18, 2014	Feb 15, 2021	2.2750%	LIBOR - 1 month	$12,446	$(209)
Cullen Oaks mortgage loan	Feb 18, 2014	Feb 15, 2021	2.2750%	LIBOR - 1 month	12,575	(211)
Park Point mortgage loan	Feb 1, 2019	Jan 16, 2024	2.7475%	LIBOR - 1 month	70,000	(6,368)
College Park mortgage loan	Oct 16, 2019	Oct 16, 2022	1.2570%	LIBOR - 1 month, with 1 day lookback	37,500	(927)
Unsecured term loan	Nov 4, 2019	Jun 27, 2022	1.4685%	LIBOR - 1 month	100,000	(2,656)
Unsecured term loan	Dec 2, 2019	Jun 27, 2022	1.4203%	LIBOR - 1 month	100,000	(2,547)
				Total	$332,521	$(12,918)

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of March 31, 2020 and December 31, 2019:

	Asset Derivatives			Liability Derivatives
		Fair Value as of			Fair Value as of
Description	Balance Sheet Location	3/31/2020	12/31/2019	Balance Sheet Location	3/31/2020	12/31/2019

Interest rate swap contracts	Other assets	$—	$743	Other liabilities	$12,918	$3,436
Total derivatives designated as hedging instruments		$—	$743		$12,918	$3,436

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The table below presents the effect of the Company’s derivative financial instruments on the accompanying consolidated statements of comprehensive income for the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31,
Description	2020	2019
Change in fair value of derivatives and other recognized in OCI	$(10,229)	$(5,896)
Amortization of interest rate swap terminations (1)	428	102
Total change in OCI due to derivative financial instruments	$(9,801)	$(5,794)

Interest expense presented in the Consolidated Statements of Operations in which the effects of cash flow hedges are recorded	$27,783	$27,061

(1)	Represents amortization from OCI into interest expense.

11.  Fair Value Disclosures

There have been no significant changes in the Company’s policies and valuation techniques utilized to determine fair value from what was disclosed in the Annual Report on Form 10-K for the year ended December 31, 2019.

Financial Instruments Carried at Fair Value

The following table presents information about the Company’s financial instruments measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. There were no Level 1 measurements for the periods presented, and the Company had no transfers between Levels 1, 2 or 3 during the periods presented. Refer to Note 8 for a discussion of the Level 3 activity during the period related to the redeemable noncontrolling interests in partially owned properties.

	Fair Value Measurements as of
	March 31, 2020				December 31, 2019
	Level 2		Level 3	Total	Level 2		Level 3		Total
Assets:
Derivative financial instruments	$—		$—	$—	$743	(1)	$—		$743
Liabilities:
Derivative financial instruments	$12,918	(1)	$—	$12,918	$3,436	(1)	$—		$3,436
Mezzanine:
Redeemable noncontrolling interests (Company)/Redeemable limited partners (Operating Partnership)	$14,768	(2)	$3,000	$17,768	$23,690	(2)	$80,691	(3)	$104,381

(1)	Valued using discounted cash flow analyses with observable market-based inputs of interest rate curves and option volatility, as well as credit valuation adjustments to reflect nonperformance risk.

(2)
Represents the OP Unit component of redeemable noncontrolling interests which is reported at the greater of the fair value of the Company’s common stock or historical cost at the balance sheet date. Represents a quoted price for a similar asset in an active market. Refer to Note 8.

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

Financial Instruments Not Carried at Fair Value

As of March 31, 2020 and December 31, 2019, the carrying values for the following instruments represent fair values due to the short maturity of the instruments: Cash and Cash Equivalents, Restricted Cash, Student Contracts Receivable, certain items in Other Assets (including receivables, deposits, and prepaid expenses), Accounts Payable, Accrued Expenses, and Other Liabilities.

As of March 31, 2020 and December 31, 2019, the carrying values for the following instruments represent fair values due the variable interest rate feature of the instruments: Unsecured Revolving Credit Facility and Mortgage Loan Payable (variable rate).

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The table below contains the estimated fair value and related carrying amounts for the Company’s other financial instruments as of March 31, 2020 and December 31, 2019. There were no Level 1 measurements for the periods presented.

	March 31, 2020						December 31, 2019
			Estimated Fair Value						Estimated Fair Value
	Carrying Amount		Level 2		Level 3		Carrying Amount		Level 2		Level 3
Assets
Loans receivable	$51,268		$—		$48,307	(1)	$50,553		$—		$48,307	(1)
Liabilities (2)
Unsecured notes	$1,981,472		$1,977,419	(3)	$—		$1,985,603		$2,069,817	(3)	$—
Mortgage loans payable (fixed rate)	$723,978	(4)	$772,773	(5)	$—		$761,296	(4)	$766,821	(5)	$—
Bonds payable	$23,017		$25,292	(6)	$—		$23,001		$25,110	(6)	$—
Unsecured term loan (fixed rate)	$199,209		$203,420	(7)	$—		$199,121		$198,687	(7)	$—

(1)	Valued using a discounted cash flow analysis with inputs of scheduled cash flows and discount rates that a willing buyer and seller might use.

(2)	Carrying amounts disclosed include any applicable net unamortized OID, net unamortized deferred financing costs, and net unamortized debt premiums and discounts (see Note 6).

(3)	Valued using interest rate and spread assumptions that reflect current creditworthiness and market conditions available for the issuance of unsecured notes with similar terms and remaining maturities.

(4)	Does not include one variable rate mortgage loan with a principal balance of $2.9 million and $3.1 million as of March 31, 2020 and December 31, 2019, respectively.

(5)	Valued using the present value of the cash flows at current market interest rates through maturity that primarily fall within the Level 2 category.

(6)	Valued using quoted prices in markets that are not active due to the unique characteristics of these financial instruments.

(7)
In 2019, the Company entered into two interest rate swap contracts to hedge the variable rate cash flows associated with the LIBOR-based interest payments on the Term Loan Facility (see Note 6). Valued using the present value of the cash flows at interpolated 1-month LIBOR swap rates through maturity that primarily fall within the Level 2 category.

12. Commitments and Contingencies

Commitments

Construction Contracts: As of March 31, 2020, the Company estimates additional costs to complete three owned development projects under construction to be approximately $355.3 million.

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

Under project cost guarantees, the Company is responsible for the construction cost of a project in excess of an approved budget. The budget consists primarily of costs included in the general contractors’ guaranteed maximum price contract (“GMP”). In most cases, the GMP obligates the general contractor, subject to force majeure and approved change orders, to provide completion date guarantees and to cover cost overruns and liquidated damages. In addition, the GMP is in certain cases secured with payment and performance bonds. Project cost guarantees expire upon completion of certain developer obligations, which are normally satisfied within one year after completion of the project. The Company’s estimated maximum exposure amount under the above guarantees is approximately $10.6 million as of March 31, 2020.

As of March 31, 2020, management does not anticipate any material deviations from schedule or budget related to third-party development projects currently in progress. Although the company currently anticipates completing these projects on time and within budget, the project locations are currently subject to “shelter in place” or “stay at home” orders adopted by state and local authorities in response to the COVID-19 pandemic.  Some of these orders may adversely affect the timely completion and final project costs of some or all of our projects under development if, for example, we are required to temporarily cease construction

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

entirely, experience delays in obtaining governmental permits and authorizations, or experience disruption in the supply of materials or labor; however, the Company anticipates that deviations from schedule or budget related due to the effects of the COVID-19 pandemic will qualify as force majeure events.

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

Pre-development expenditures: The Company incurs pre-development expenditures such as architectural fees, permits, and deposits associated with the pursuit of third-party and owned development projects.  The Company bears the risk of loss of these pre-development expenditures if financing cannot be arranged or the Company is unable to obtain the required permits and authorizations for the project.  As such, management periodically evaluates the status of third-party and owned projects that have not yet commenced construction and expenses any deferred costs related to projects whose current status indicates the commencement of construction is unlikely and/or the costs may not provide future value to the Company in the form of revenues. As of March 31, 2020, the Company has deferred approximately $9.5 million in pre-development costs related to third-party and owned development projects that have not yet commenced construction.  Such costs are net of any contractual arrangements through which the Company could be reimbursed by another party. Such costs are included in other assets on the accompanying consolidated balance sheets.

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

Litigation Settlement: Although the Company denied any wrongdoing in this matter and believes it has valid defenses to the claims asserted, in March 2020, the Company entered into a memorandum of settlement to resolve an alleged collective action pursuant to which the Company agreed to pay an aggregate of $1.5 million to the plaintiffs, which memorandum is subject to court approval. During the quarter ended December 31, 2019, when the settlement became probable and reasonably estimable, the Company recorded litigation expense of $0.4 million based on legal counsel’s estimate of the settlement amount which was not yet determined. During the first quarter 2020, the Company recorded an additional $1.1 million in litigation expense to reflect the amount owed under the memorandum of settlement, which is reflected in general and administrative expenses in the accompanying consolidated statements of operations.

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

During the year ended December 31, 2019, the Company updated the presentation of certain items in the reconciliations section in the segment disclosures by including additional detail in the reconciliation of segment income before depreciation and amortization to consolidated net income. These updates were also made in the tables below.

	Three Months Ended March 31,
	2020	2019
Owned Properties
Rental revenues and other income	$232,811	$225,201
Interest income	117	119
Total revenues from external customers	232,928	225,320
Operating expenses before depreciation, amortization, and ground/facility lease expense	(92,474)	(92,169)
Ground/facility lease expense	(3,209)	(2,667)
Interest expense, net (1)	(3,046)	(4,763)
Operating income before depreciation and amortization	$134,199	$125,721
Depreciation and amortization	$63,243	$65,504
Capital expenditures	$96,211	$115,519

On-Campus Participating Properties
Rental revenues and other income	$10,709	$11,448
Interest income	19	41
Total revenues from external customers	10,728	11,489
Operating expenses before depreciation, amortization, and ground/facility lease expense	(3,366)	(3,957)
Ground/facility lease expense	(860)	(882)
Interest expense, net (1)	(1,142)	(1,303)
Operating income before depreciation and amortization	$5,360	$5,347
Depreciation and amortization	$2,037	$2,029
Capital expenditures	$565	$230

Development Services
Development and construction management fees	$2,055	$3,171
Operating expenses	(2,525)	(2,300)
Operating (loss) income before depreciation and amortization	$(470)	$871

Property Management Services
Property management fees from external customers	$3,829	$2,311
Operating expenses	(3,682)	(1,886)
Operating income before depreciation and amortization	$147	$425

Reconciliations
Total segment revenues and other income	$249,540	$242,291
Unallocated interest income earned on investments and corporate cash	715	766
Total consolidated revenues, including interest income	$250,255	$243,057

Segment income before depreciation and amortization	$139,236	$132,364
Segment depreciation and amortization	(65,280)	(67,533)
Corporate depreciation	(889)	(1,222)
Net unallocated expenses relating to corporate interest and overhead	(33,038)	(27,544)
Gain from disposition of real estate	48,525	—
Amortization of deferred financing costs	(1,287)	(1,132)
Provision for impairment	—	(3,201)
Loss from early extinguishment of debt	(4,827)	—
Income tax provision	(379)	(364)
Net income	$82,061	$31,368

(1)	Net of capitalized interest and amortization of debt premiums.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

14. Subsequent Events

Distributions:  On April 29, 2020, the Board of Directors of the Company declared a distribution per share of $0.47, which will be paid on May 22, 2020 to all common stockholders of record as of May 11, 2020.  At the same time, the Operating Partnership will pay an equivalent amount per unit to holders of Common OP Units, as well as the quarterly cumulative preferential distribution to holders of Preferred OP Units (see Note 8).

COVID-19 Pandemic: COVID-19, which was characterized on March 11, 2020 by the World Health Organization as a pandemic, has currently resulted in a widespread health crisis, which has adversely affected international, national and local economies and financial markets generally, and has had an unprecedented effect on many businesses including the student housing industry. Given the daily evolution of the COVID-19 pandemic and the global responses to curb its spread, the Company is not able to estimate the resulting effects on its results of operations, cash flows, financial condition, or liquidity for the year ending December 31, 2020. The Company will continue to closely monitor the magnitude and duration of the economic disruption associated with the COVID-19 pandemic, especially as it relates to whether future evolving facts and circumstances indicate if an impairment indicator has occurred with respect to the Company’s investments in real estate.

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

Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following: general risks affecting the real estate industry; risks associated with changes in University admission or housing policies; risks associated with the availability and terms of financing and the use of debt to fund acquisitions and developments; failure to manage effectively our growth and expansion into new markets or to integrate acquisitions successfully; risks and uncertainties affecting property development and construction; risks associated with downturns in the national and local economies, volatility in capital and credit markets, increases in interest rates, and volatility in the securities markets; costs of compliance with the Americans with Disabilities Act and other similar laws; potential liability for uninsured losses and environmental contamination; risks associated with our Company’s potential failure to qualify as a REIT under the Internal Revenue Code of 1986 (the “Code”), as amended, and possible adverse changes in tax and environmental laws; risks related to the novel coronavirus disease (“COVID-19”) pandemic as outlined in Part II, Item 1A herein; and the other factors discussed in the “Risk Factors” contained in Item 1A of our Form 10-K for the year ended December 31, 2019.

COVID-19, which was characterized on March 11, 2020 by the World Health Organization as a pandemic, has currently resulted in a widespread health crisis, which has adversely affected international, national and local economies and financial markets generally, and has had an unprecedented effect on many businesses including the student housing industry. The discussions below, including without limitation statements with respect to outlooks of future operating performance and liquidity, are subject to the future effects of the COVID-19 pandemic and the global responses to curb its spread, which continue to evolve daily. As such, as described in Part II, Item 1A, Risk Factors, the full magnitude of the pandemic and its ultimate effect on our results of operations, cash flows, financial condition, and liquidity for the year ending December 31, 2020, as well as for future years, is uncertain at this time.

Our Company and Our Business

Overview

We are the one of the largest owners, managers, and developers of high quality student housing properties in the United States.  We are a fully integrated, self-managed, and self-administered equity REIT with expertise in the acquisition, design, financing, development, construction management, leasing, and management of student housing properties.  Refer to Note 1 in the accompanying Notes to the Consolidated Financial Statements contained in Item 1 for additional information regarding our business objectives and investment strategies.  Refer to Note 13 in the accompanying Notes to the Consolidated Financial Statements contained in Item 1 for information about our operating segments.

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

Below is a summary of our property portfolio as of March 31, 2020:

Property portfolio:	Properties	Beds
Owned operating properties:
Off-campus properties	126	70,223
On-campus ACE (1) (2)	31	25,131
Subtotal – operating properties	157	95,354

Owned properties under development:
On-campus ACE (2)	3	11,296
Subtotal – properties under development	3	11,296

Total owned properties	160	106,650

On-campus participating properties	6	5,230

Total owned property portfolio	166	111,880

Managed properties	35	25,966
Total property portfolio	201	137,846

(1)	Includes two properties at Prairie View A&M University that we ultimately expect to be refinanced under the existing on-campus participating structure.

(2)	Includes 33 properties operated under ground/facility leases with 16 university systems and one property operated under a ground/facility lease with Walt Disney World® Resort.

Leasing Results

Our financial results for the year ended December 31, 2020 are impacted by the results of our annual leasing process for the 2019/2020 and 2020/2021 academic years.  As of September 30, 2019, the beginning of the 2019/2020 academic year, occupancy at our 2020 same store properties was 97.4% with a rental rate increase of 1.4% compared to the prior academic year, and occupancy at our total owned property portfolio (including 2019 development deliveries) was also 97.4%.

As previously discussed, the COVID-19 pandemic has had an unprecedented effect on the student housing industry, including many of the universities in markets where the Company owns properties shifting to an online delivery method for academic instruction in order to accommodate shelter in place orders issued by state and local municipalities. In response to such orders, the Company has adapted its marketing strategies to conduct leasing activities for the upcoming 2020/2021 academic year through virtual channels. Management currently anticipates slower leasing velocity during the upcoming months until such shelter in place orders are lifted, and the ultimate impact of the pandemic on the annual leasing results for the 2020/2021 academic year, if any, is unknown at this time.

Development

Owned Development Projects Under Construction:

At March 31, 2020, we were in the process of constructing three on-campus ACE properties, including one property at Walt Disney World® Resort housing college students participating in the Disney student internship program (the “Disney College Program”), which will be delivered in multiple phases from 2020 to 2023. These properties are summarized in the table below:

Project	Location	Primary University Served	Project Type	Beds	Estimated Project Cost	Total Costs Incurred	Scheduled Occupancy

Disney College Program Phases I-II (1)	Orlando, FL	Walt Disney World® Resort	ACE	1,627	$108,500	$96,113	May & Aug 2020
Currie Hall Phase II	Los Angeles, CA	Univ. of Southern California	ACE	272	42,000	32,531	August 2020
Holloway Residences	San Francisco, CA	San Francisco State Univ.	ACE	584	129,200	107,475	August 2020
		SUBTOTAL - 2020 DELIVERIES		2,483	$279,700	$236,119

Disney College Program Phases III-V (1)	Orlando, FL	Walt Disney World® Resort	ACE	3,369	$190,400	$130,262	Jan, May & Aug 2021
		SUBTOTAL - 2021 DELIVERIES		3,369	$190,400	$130,262

Disney College Program Phases VI-VIII (1)	Orlando, FL	Walt Disney World® Resort	ACE	3,235	$193,000	$43,580	Jan, May & Aug 2022
SUBTOTAL – 2022 DELIVERIES				3,235	$193,000	$43,580

Disney College Program Phases IX-X (1)	Orlando, FL	Walt Disney World® Resort	ACE	2,209	$122,700	$20,506	Jan & May 2023
SUBTOTAL - 2023 DELIVERIES				2,209	$122,700	$20,506

(1)
In response to the recent developments related to COVID-19, Walt Disney World ® Resort has closed and has not announced a reopening date.  Although completion is currently anticipated to occur as originally scheduled, the ultimate occupancy date and levels will depend on the reopening date.  As such, the effect on the project’s initial operating results cannot be determined.

Although the Company currently anticipates completing the above projects on time and within budget, the project locations are currently subject to “shelter in place” or “stay at home” orders adopted by state and local authorities in response to the COVID-19 pandemic. Some of these orders may adversely affect the timely completion and final project costs of some or all of our projects under development if, for example, we are required to temporarily cease construction entirely, experience delays in obtaining governmental permits and authorizations, or experience disruption in the supply of materials or labor.

Third-Party Development and Management Services

As of March 31, 2020, we were under contract on three third-party development projects that are currently under construction and whose fees total $14.2 million.  As of March 31, 2020, fees of approximately $4.5 million remained to be earned by the Company with respect to these projects, which have scheduled completion dates in 2020 and 2021.

Although the completion of the third-party development projects currently under construction is anticipated to occur as originally scheduled, the timely completion of the projects is subject to any future shelter in place or related orders issued by state and/or local municipalities affecting construction sites. To the extent COVID-19 related orders and/or events delay the construction of such projects, the timing of the recognition of third-party development revenue could also be impacted.

Critical Accounting Policies

There have been no material changes to the Company’s critical accounting policies disclosed in the Company’s Form 10-K for the year ended December 31, 2019. Refer to Note 2 in the accompanying Notes to Consolidated Financial statements contained in Item 1 for information regarding recently adopted accounting standards.

Results of Operations

COVID 19, which was characterized on March 11, 2020 by the World Health Organization as a pandemic, did not materially affect the Company’s results of operations for the three months ended March 31, 2020. However, for the reasons described previously, the Company is unable to predict the full magnitude of the pandemic and its effect on our results of operations for the remainder of the year ending December 31, 2020, and future years. The most significant factors affecting the Company’s future results of operations are: (1) the level of lease terminations and rent refunds and abatements granted to student and commercial tenants; (2) the economic hardship experienced by student and commercial tenants and its ultimate effect on rent collections and thus the provision for uncollectible accounts; (3) the ultimate outcome of the Company’s leasing efforts for the 2020/2021 academic year; (4) the impact of any stimulus payments received by the Company, our tenants, and/or our University partners under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”); and (5) any increase in, or reduction to, operating expenses as a result of the pandemic.
Comparison of the Three Months Ended March 31, 2020 and March 31, 2019
The following table presents our results of operations for the three months ended March 31, 2020 and 2019, including the amount and percentage change in these results between the two periods.

	Three Months Ended March 31,
	2020	2019	Change ($)	Change (%)
Revenues:
Owned properties	$232,091	$224,419	$7,672	3.4%
On-campus participating properties	10,709	11,448	(739)	(6.5)%
Third-party development services	2,055	3,171	(1,116)	(35.2)%
Third-party management services	3,829	2,311	1,518	65.7%
Resident services	720	782	(62)	(7.9)%
Total revenues	249,404	242,131	7,273	3.0%

Operating expenses:
Owned properties	92,474	92,169	305	0.3%
On-campus participating properties	3,366	3,957	(591)	(14.9)%
Third-party development and management services	6,207	4,186	2,021	48.3%
General and administrative	10,158	7,315	2,843	38.9%
Depreciation and amortization	66,169	68,755	(2,586)	(3.8)%
Ground/facility leases	4,069	3,549	520	14.7%
Gain from disposition of real estate	(48,525)	—	(48,525)	100.0%
Provision for impairment	—	3,201	(3,201)	(100.0)%
Total operating expenses	133,918	183,132	(49,214)	(26.9)%

Operating income	115,486	58,999	56,487	95.7%

Nonoperating income (expenses):
Interest income	851	926	(75)	(8.1)%
Interest expense	(27,783)	(27,061)	(722)	2.7%
Amortization of deferred financing costs	(1,287)	(1,132)	(155)	13.7%
Loss from early extinguishment of debt	(4,827)	—	(4,827)	100.0%
Total nonoperating expenses	(33,046)	(27,267)	(5,779)	21.2%

Income before income taxes	82,440	31,732	50,708	159.8%
Income tax provision	(379)	(364)	(15)	4.1%

Net income	82,061	31,368	50,693	161.6%

Net income attributable to noncontrolling interests	(1,206)	(1,728)	522	(30.2)%
Net income attributable to ACC, Inc. and Subsidiaries common stockholders	$80,855	$29,640	$51,215	172.8%

Same Store and New Property Operations

We define our same store property portfolio as owned properties that were owned and operating for both of the full years ended December 31, 2020 and December 31, 2019, which are not conducting or planning to conduct substantial development, redevelopment, or repositioning activities, and are not classified as held for sale as of March 31, 2020. It also includes the full operating results of properties owned through joint ventures in which the company has a controlling financial interest and which are consolidated for financial reporting purposes.

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

A reconciliation of our same store, new property and sold/other property operations to our consolidated statements of comprehensive income is set forth below:

	Same Store Properties		New Properties		Sold Properties/Other(1)			Total - All Properties
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,			Three Months Ended March 31,
	2020	2019	2020	2019	2020	2019		2020	2019
Number of properties	152	152	5	—	1	5	(2)	158	157
Number of beds	92,195	92,195	3,159	—	901	2,911		96,255	95,106

Revenues (3)	$219,767	$218,231	$10,343	$221	$2,701	$6,749		$232,811	$225,201
Operating expenses	88,113	88,120	3,291	525	1,070	3,524		92,474	92,169

(1)
Does not include the allocation of payroll and other administrative costs related to corporate management and oversight. Also includes recurring professional fees related to the operation of the ACC / Allianz Joint Venture.

(2)	Includes properties sold in 2019 and 2020 and one property transferred to the lender in July 2019 in settlement of its mortgage loan.

(3)	Includes revenues which are reflected as resident services revenue on the accompanying consolidated statements of comprehensive income.

Same Store Properties:  The increase in revenue from our same store properties was primarily due to an increase in average rental rates for the 2019/2020 academic year, as well as an increase in weighted average occupancy from 96.9% during the three months ended March 31, 2019 to 97.0% during the three months ended March 31, 2020.

The increase in operating expenses for our same store properties was primarily due to anticipated increases in payroll expenses due to increases in Fair Labor Standards Act (“FLSA”) minimum exempt status salaries and statutory minimum wage increases in numerous states.

On-Campus Participating Properties (“OCPP”) Operations

Same Store OCPP Properties: As of March 31, 2020, we had six on-campus participating properties containing 5,230 beds. Revenues from these properties decreased by $0.7 million, from $11.4 million for the three months ended March 31, 2019, to $10.7 million for the three months ended March 31, 2020. This decrease was primarily due to an increase in the provision for uncollectible accounts, offset by an increase in average rental rates coupled with an increase in average occupancy from 95.8% for the three months ended March 31, 2019, to 98.3% for the three months ended March 31, 2020. Operating expenses at these properties decreased by $0.6 million, from $4.0 million for the three months ended March 31, 2019, to $3.4 million for the three months ended March 31, 2020, primarily due to transaction costs incurred in the prior year associated with the conversion of an owned property to the OCPP structure.

Third-Party Development Services Revenue

Third-party development services revenue decreased by approximately $1.1 million, from $3.2 million during the three months ended March 31, 2019, to $2.1 million for the three months ended March 31, 2020.  The decrease was primarily due to the closing of bond financing and commencement of construction of the Calhoun Hall project at Drexel University during the prior year, which contributed approximately $1.3 million in revenue for the three months ended March 31, 2019.

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

Third-Party Management Services Revenue

Third-party management services revenue increased by approximately $1.5 million, from $2.3 million during the three months ended March 31, 2019, to $3.8 million for the three months ended March 31, 2020. The increase is primarily due to reimbursed payroll and other costs from the Disney College Program management contract which began in April 2019. As facilities manager, the Company is responsible for the operations and maintenance of the projects. Because of the company’s role in funding payroll costs for on-site personnel at the properties, as well as other miscellaneous costs, accounting guidance requires the management fee for this project to be recorded on a gross basis in the Company’s consolidated financial statements. Accordingly, both management services revenue and third-party management services expenses for the three months ended March 31, 2020 include approximately $1.2 million in such reimbursed costs. The remainder of the increase in revenue as compared to the prior year is due to newly executed contracts, net of contracts discontinued during the respective periods.

Third-Party Development and Management Services Expenses

Third-party development and management services expenses increased by approximately $2.0 million, from $4.2 million during the three months ended March 31, 2019, to $6.2 million for the three months ended March 31, 2020. The increase is primarily due to $1.1 million of payroll costs from the Disney College Program management contract described above, as well as an increase in the provision for uncollectable accounts related to accounts receivable from third-party development and management projects.

General and Administrative

General and administrative expenses increased by approximately $2.9 million, from $7.3 million during the three months ended March 31, 2019, to $10.2 million for the three months ended March 31, 2020. The increase was primarily due to $1.1 million in litigation settlement expenses incurred during the three months ended March 31, 2020, as well as additional expenses incurred in connection with enhancements to our operating systems platform and other general inflationary factors.

Depreciation and Amortization

Depreciation and amortization decreased by approximately $2.6 million, from $68.8 million during the three months ended March 31, 2019, to $66.2 million for the three months ended March 31, 2020.  This decrease was primarily due to an approximate $4.2 million decrease related to assets at our same store properties that became fully depreciated or amortized over the last year, a decrease of approximately $1.7 million related to properties sold in 2019 and 2020, and a decrease of approximately $0.3 million in depreciation of corporate assets. These decreases were offset by an increase of approximately $3.6 million related to the completion of construction and opening of owned development properties in Fall 2019.

Ground/Facility Leases

Ground/facility leases expense increased by approximately $0.6 million from $3.5 million during the three months ended March 31, 2019, to $4.1 million for the three months ended March 31, 2020. This increase was primarily due to ACE development projects that completed construction and opened for operations in Fall 2019 and increased variable payments at various ACE same store properties.

Gain from Disposition of Real Estate

During the three months ended March 31, 2020, we sold one owned property containing 901 beds, resulting in a net gain from disposition of real estate of approximately $48.5 million. Refer to Note 4 in the accompanying Notes to Consolidated Financial Statements contained in Item 1 for additional details regarding our recent disposition transaction.

Provision for Impairment

During the three months ended March 31, 2019, we recorded an impairment charge of approximately $3.2 million for one owned property serving students attending Florida A&M University, which was classified as held for sale as of March 31, 2019 and was sold in May 2019.

Interest Expense

Interest expense increased by approximately $0.7 million, from $27.1 million during the three months ended March 31, 2019, to $27.8 million for the three months ended March 31, 2020. The increase was primarily due to $3.4 million of additional interest incurred related to our offerings of unsecured notes in June 2019 and January 2020, net of unsecured notes repaid in January 2020 that were originally scheduled to mature in October 2020. This increase was offset by: (i) a $0.9 million decrease in default interest related to a property that was transferred to the lender in settlement of the property’s mortgage loan in July 2019; (ii) a $0.5 million decrease in interest on our term loan facility due to interest rate swaps executed in November and December 2019; (iii) a $0.5 million increase in capitalized interest related to the timing of construction activities for our owned development pipeline; (iv) a $0.4 million decrease related to mortgage loans paid off in 2019 and 2020; and (v) an $0.3 million decrease in interest expense related to the timing of borrowings under our unsecured revolving credit facility during the respective three-month periods.

Loss from Early Extinguishment of Debt

During the three months ended March 31, 2020, we recognized a $4.8 million loss on the extinguishment of debt related to the early redemption of our $400 million 3.35% Senior Notes due October 2020. The redemption was funded using net proceeds from the Operating Partnership’s closing of a $400 million offering of senior unsecured notes under its existing shelf registration in January 2020. Refer to Note 6 in the accompanying Notes to Consolidated Financial Statements in Item 1 for a detailed discussion of this transaction.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests represents consolidated joint venture partners’ share of net income, as well as net income allocable to holders of Operating Partnership units. Net income attributable to noncontrolling interests decreased by $0.5 million, from $1.7 million for the three months ended March 31, 2019 to $1.2 million for the three months ended March 31, 2020. This decrease is primarily due to the purchase of the remaining ownership interests in properties held in a joint venture as part of the Core Transaction, as well as decreased operating performance at certain properties held through joint ventures.

Liquidity and Capital Resources

Cash Balances and Cash Flows

As of March 31, 2020, we had $208.9 million in cash and cash equivalents and restricted cash as compared to $81.3 million in cash and cash equivalents and restricted cash as of December 31, 2019.  Restricted cash primarily consists of escrow accounts held by lenders, resident security deposits as required by law in certain states, and funds held in escrow in connection with potential acquisition and development opportunities.  The following discussion relates to changes in cash due to operating, investing and financing activities, which are presented in our consolidated statements of cash flows included in Item 1.

Operating Activities: For the three months ended March 31, 2020, net cash provided by operating activities was approximately $90.8 million, as compared to approximately $80.6 million for the three months ended March 31, 2019, an increase of $10.2 million.  This increase in cash flows was due to operating cash flows from the completion of construction of owned development properties and presale development properties in 2019 as well as the timing of collections of student contracts receivable. This increase was offset by the timing of property tax payments for owned properties and the disposition of properties in 2019 and 2020.

Investing Activities:  For the three months ended March 31, 2020, net cash provided by investing activities totaled approximately $48.0 million as compared to net cash utilized by investing activities of $116.9 million for the three months ended March 31, 2019. The $164.9 million increase in cash provided by investing activities was primarily a result of $146.1 million in proceeds from the disposition of one property during the three months ended March 31, 2020 as compared to none in the prior year, and $20.4 million decrease in cash used to fund the construction of our owned development properties. These increases were partially offset by a $1.4 million increase in cash used to fund capital expenditures at our owned and on-campus participating properties.

Financing Activities: For the three months ended March 31, 2020, net cash utilized by financing activities totaled approximately $11.3 million as compared to net cash provided by financing activities of $9.6 million for the three months ended March 31, 2019.
The $20.9 million increase in cash utilized by financing activities was primarily a result of the following: (i) the $404.2 million pay-off of unsecured notes including costs associated with the early extinguishment of the notes; (ii) the purchase of the remaining ownership interest in two properties for $77.2 million; (iii) the $34.2 million pay-off of mortgage debt; (iv) a $14.2 million decrease due to proceeds from construction loans in the prior year period; (v) a $2.8 million increase in payments of debt issuance costs; and (vi) a $1.6 million increase in distributions to common and restricted stockholders. These increases in cash utilized were partially offset by: (i) $399.2 million in proceeds from the issuance of unsecured notes in January 2020 and (ii) a $113.9 million increase in net proceeds on our revolving credit facility.

Liquidity Needs, Sources and Uses of Capital

As previously discussed, the ultimate effect of the COVID-19 pandemic on the student housing industry generally, and the Company specifically, is uncertain at this time. As such, the Company is unable to predict the full magnitude of the pandemic and its effect on our future cash flows and liquidity needs. The most significant factors affecting our future results are outlined above under Results of Operations.

As of March 31, 2020, our short-term liquidity needs included, but were not limited to, the following: (i) anticipated distribution payments to our common and restricted stockholders totaling approximately $260.8 million based on an assumed annual cash distribution of $1.88 per share and the number of our shares outstanding as of March 31, 2020; (ii) anticipated distribution payments to our Operating Partnership unitholders totaling approximately $0.9 million based on an assumed annual distribution of $1.88 per common unit and a cumulative preferential per annum cash distribution rate of 5.99% on our Preferred OP Units based on the number of units outstanding as of March 31, 2020; (iii) estimated development costs over the next 12 months totaling approximately $255.4 million for our owned properties currently under construction; (iv) potential future developments, property or land acquisitions; and (v) recurring capital expenditures.

We expect to meet our short-term liquidity requirements by: (i) utilizing current cash on hand and net cash provided by operations; (ii) borrowing under our existing revolving credit facility, which has availability of $390.3 million as of March 31, 2020; (iii) accessing the unsecured bond market; (iv) exercising debt extension options to the extent they are available; (v) issuing securities, including common stock, under our ATM Equity Program discussed more fully in Note 7 in the accompanying Notes to Consolidated Financial Statements contained in Item 1, or otherwise; and (vi) potentially disposing of properties and/or entering into joint venture arrangements, depending on market conditions. Our ability to obtain additional financing will depend on a variety of factors such as market conditions, the general availability of credit, the overall availability of credit to the real estate industry, our credit ratings and credit capacity, as well as the perception of lenders regarding our long or short-term financial prospects.

We may seek additional funds to undertake initiatives not contemplated by our business plan or obtain additional cushion against possible shortfalls. We also may pursue additional financing as opportunities arise. Future financings may include a range of different sizes or types of financing, including the incurrence of additional secured debt and the sale of additional debt or equity securities. These funds may not be available on favorable terms or at all. Our ability to obtain additional financing depends on several factors, including future market conditions, our success or lack of success in penetrating our markets, our future creditworthiness, and restrictions contained in agreements with our investors or lenders, including the restrictions contained in the agreements governing our unsecured credit facility and unsecured notes. These financings could increase our level of indebtedness or result in dilution to our equity holders. Although the Company’s liquidity position and cash flows were unaffected by the COVID-19 pandemic as of and for the quarter ended March 31, 2020, the impact of the pandemic on global capital markets and the related effect on the Company’s stock price has introduced additional economic uncertainty which could affect our ability to obtain additional financing to meet short-term and/or long-term liquidity needs.

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

On April 29, 2020, our Board of Directors declared a distribution per share of $0.47, which will be paid on May 22, 2020 to all common stockholders of record as of May 11, 2020.  At the same time, the Operating Partnership will pay an equivalent amount per unit to holders of Common OP Units, as well as the quarterly cumulative preferential distribution to holders of Preferred OP Units.

Although the ultimate magnitude of the impact of COVID-19 on the Company’s cash flows is uncertain, any curtailed or deferred tenant demand, lease terminations, rent refunds and abatements, and increased uncollectible accounts we experience could materially adversely affect our cash flows from operations, and thus our ability to make distributions to stockholders.

Indebtedness

The amounts below exclude net unamortized debt premiums and discounts related to mortgage loans assumed in connection with property acquisitions, original issue discounts (“OID”s), and deferred financing costs (see Note 6 in the accompanying Notes to the Consolidated Financial Statements contained in Item 1). A summary of our consolidated indebtedness as of March 31, 2020 is as follows:

	Amount	% of Total	Weighted Average Rates (1)	Weighted Average Maturities
Secured	$746,483	21.2%	4.5%	6.2 Years
Unsecured	2,809,700	78.8%	3.2%	5.0 Years
Total consolidated debt	$3,556,183	100.0%	3.4%	5.3 Years

Fixed rate debt
Secured
Project-based taxable bonds	$23,215	0.7%	7.6%	4.6 Years
Mortgage	720,361	20.4%	4.4%	6.2 Years
Unsecured
April 2013 Notes	400,000	11.2%	3.8%	3.0 Years
June 2014 Notes	400,000	11.2%	4.1%	4.3 Years
October 2017 Notes	400,000	11.2%	3.6%	7.6 Years
June 2019 Notes	400,000	11.2%	3.3%	6.3 Years
January 2020 Notes	400,000	11.2%	2.9%	9.8 Years
Term loans	200,000	5.7%	2.5%	2.2 Years
Total - fixed rate debt	2,943,576	82.8%	3.7%	5.9 Years

Variable rate debt:
Secured
Mortgage	2,907	0.1%	3.3%	25.3 Years
Unsecured
Unsecured revolving credit facility	609,700	17.1%	2.1%	2.0 Years
Total - variable rate debt	612,607	17.2%	2.1%	2.1 Years
Total consolidated debt	$3,556,183	100.0%	3.4%	5.3 Years

(1)	Represents stated interest rate and does not include the effect of the amortization of deferred financing costs, debt premiums and discounts, OIDs, and interest rate swap terminations.

As discussed previously, the Company’s ability to service its debt and related financial obligations was unaffected by the COVID-19 pandemic as of March 31, 2020; however, the ultimate magnitude of the pandemic on our future cash flows and liquidity position is uncertain at this time. While the Company was in compliance with all debt covenants for both secured and unsecured indebtedness as of March 31, 2020, the economic disruption caused by the COVID-19 pandemic could affect our future ability to remain in compliance with our debt covenants, depending on the ultimate impact to the valuation of collateral and any additional financing we obtain to meet our liquidity needs. The specific covenants that management is closely monitoring as the situation evolves include the debt to total asset value and fixed charge coverage requirements per the Company’s unsecured revolving credit facility. As it relates to the debt to total asset value covenant, which is highly dependent on net operating income levels of the Company’s operating properties, management estimates that net operating income at such properties could decrease in the next twelve months by up to approximately $165 million before the Company would be in the position of potentially violating the covenant. As it relates to the fixed charge coverage requirement, which is highly dependent upon a specific measure of Earnings Before Interest, Taxes, Depreciation, and Amortization (“EBITDA”), as defined in the related agreement, management estimates that the EBITDA measure for the next twelve months could decrease by up to approximately $280 million before the Company would be in the position of potentially violating the covenant. In addition, our credit ratings given by Moody’s and Standard & Poor’s are based on a number of factors, which include their assessment of our financial strength, liquidity, capital structure, asset quality and sustainability of cash flow and earnings. If we are unable to maintain our current credit ratings due to the COVID-19 pandemic or other changes in market conditions, the cost of funds under our credit facilities and our liquidity and access to capital markets would be adversely affected. The Company has a BBB credit rating with a stable outlook from Moody’s Investors Services, Inc. and a Baa2 credit rating with a negative outlook from Standard & Poor’s Rating Group.

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

The following table presents a reconciliation of our net income attributable to common stockholders to FFO and FFOM:

	Three Months Ended March 31,
	2020	2019
Net income attributable to ACC, Inc. and Subsidiaries common stockholders	$80,855	$29,640
Noncontrolling interests' share of net income	1,206	1,728

Joint Venture (“JV”) partners’ share of FFO
JV partners' share of net income	(916)	(1,568)
JV partners' share of depreciation and amortization	(1,965)	(2,157)
	(2,881)	(3,725)

Gain from disposition of real estate	(48,525)	—
Elimination of provision for real estate impairment	—	3,201
Total depreciation and amortization	66,169	68,755
Corporate depreciation (1)	(889)	(1,222)
FFO attributable to common stockholders and OP unitholders	95,935	98,377

Elimination of operations of on-campus participating properties ("OCPPs")
Net income from OCPPs	(3,706)	(3,692)
Amortization of investment in OCPPs	(2,037)	(2,029)
	90,192	92,656

Modifications to reflect operational performance of OCPPs
Our share of net cash flow (2)	860	882
Management fees and other	583	820
Contribution from OCPPs	1,443	1,702

Elimination of loss from extinguishment of debt (3)	4,827	—
Elimination of FFO from property in receivership (4)	—	969
Elimination of litigation settlement expense (5)	1,100	—
Funds from operations-modified ("FFOM") attributable to common stockholders and OP unitholders	$97,562	$95,327

FFO per share – diluted	$0.69	$0.71
FFOM per share – diluted	$0.70	$0.69
Weighted-average common shares outstanding – diluted	139,091,230	138,811,527

(1)	Represents depreciation on corporate assets not added back for purposes of calculating FFO.

(2)
50% of the properties’ net cash available for distribution after payment of operating expenses, debt service (including repayment of principal) and capital expenditures which is included in ground/facility leases expense in the consolidated statements of comprehensive income.

(3)	Represents loss associated with the January 2020 redemption of the Company's $400 million 3.35% Senior Notes originally scheduled to mature in October 2020.

(4)	Represents FFO for an owned property that was transferred to the lender in July 2019 in settlement of the property's mortgage loan.

(5)	Represents the settlement of a litigation matter that is included in general and administrative expenses in the accompanying consolidated statements of comprehensive income.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss from adverse changes in market prices and interest rates.  Our future earnings and cash flows are dependent upon prevailing market rates.  Accordingly, we manage our market risk by matching projected cash inflows from operating, investing, and financing activities with projected cash outflows for debt service, acquisitions, capital expenditures, distributions to stockholders and unitholders, and other cash requirements.  The majority of our outstanding debt has fixed interest rates, which minimizes the risk of fluctuating interest rates.  Our exposure to market risk includes interest rate fluctuations in connection with our revolving credit facility and our ability to incur more debt without stockholder approval, thereby increasing our debt service obligations, which could adversely affect our cash flows.  No material changes have occurred in relation to market risk since our Annual Report on Form 10-K for the year ended December 31, 2019, except as disclosed in Part II, Item 1A, herein, “Risk Factors.”

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

Item 1A.  Risk Factors

Except as described below, there have been no material changes to the risk factors that were discussed in Part 1, Item 1A of the Company’s and the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2019.

The effects of the COVID-19 pandemic have materially affected how we are operating our business, and the duration and extent to which this will impact our future results of operations and overall financial performance remains uncertain.
The novel coronavirus disease (“COVID-19”), which was characterized on March 11, 2020 by the World Health Organization as a pandemic, has currently resulted in a widespread health crisis, which has adversely affected international, national and local economies and financial markets generally, and has had an unprecedented effect on many businesses including the student housing industry.

Beginning in April 2020, our operations have begun to be negatively affected by a range of external factors related to the COVID-19 pandemic that are not within our control. All of the colleges and universities our properties serve have canceled in-person classes and many have closed their on-campus residence halls or encouraged students living in on-campus residence halls to return to their permanent residences for the remainder of the spring term and in some cases for the summer term. Also, many governmental entities have imposed a wide range of restrictions on physical movement to limit the spread of COVID-19. While our properties remain open, as a result of these actions, we have experienced significant decreases in students physically occupying their units at many of our properties. We have waived all late fees and financial-related eviction proceedings temporarily and are working with residents and families who endure financial hardship on a case by case basis. We have also offered rent abatement and refunds at some of our on-campus properties based on individual university policies. In addition, we have closed our on-site offices to walk-in traffic and transitioned property tours to virtual experiences. Furthermore, we have experienced cancellations of summer conferences and other events, which will impact revenue we typically earn during the summer months at certain of our properties. Any curtailed or deferred tenant demand we experience could materially adversely affect our revenues and cash flows from operations, and thus our ability to make distributions to stockholders and service indebtedness.

At this time, there is uncertainty as to the dates for reopening by colleges and universities, and whether they will resume in-person classes for the upcoming 2020/2021 academic year, continue to offer classes online, adopt a hybrid online/on-campus model, or possibly, in some cases, reopen at all. Should a significant number of the colleges and universities that our properties serve fail to resume in-person classes for the upcoming 2020/2021 academic year, we would experience further adverse effects.

A significant number of the locations in which we conduct business are subject to “shelter in place” or “stay at home” orders adopted by state and local authorities. This has resulted in the temporary closing of our corporate headquarters and other offices and the implementation of travel restrictions, all of which have disrupted how we operate our business. We have taken steps to allow our workforce to render critical business functions remotely. Many of these measures are being deployed for the first time and there is no guarantee that the data security and privacy safeguards we have put in place will be completely effective or that we will not encounter some of the common risks associated with employees accessing data and systems remotely. Additionally, some of these orders may adversely affect the completion of some or all of our projects under development at both universities and at Walt Disney World® Resort if we are required to temporarily cease construction entirely, experience delays in obtaining governmental permits and authorizations, or experience disruption in the supply of materials or labor, which may result in our not completing these development projects on schedule or within budgeted amounts.

The COVID-19 pandemic has impacted the capital markets and could impact our cost of borrowing. Also, the pandemic may pose risks arising from market liquidity and credit concerns. Any deterioration of the capital markets could cause our income and expense to vary from expectations. As of March 31, 2020, we had no impairment charges associated with our long-term real estate investments, but we cannot predict future market conditions, market liquidity or credit availability, and can provide no assurance that our real estate portfolio will remain materially unimpaired. While we were in compliance with all debt covenants for both secured and unsecured indebtedness as of March 31, 2020, the economic disruption caused by the COVID-19 pandemic could affect our future ability to remain in compliance with our debt covenants, depending on the ultimate impact to the valuation of collateral and any additional financing we obtain to meet our liquidity needs. In addition, our credit ratings given by Moody’s and Standard & Poor’s are based on a number of factors, which include their assessment of our financial strength, liquidity, capital structure, asset quality and sustainability of cash flow and earnings. If we are unable to maintain our current credit ratings due to the COVID-19 pandemic or other changes in market conditions, the cost of funds under our credit facilities and our liquidity and access to capital markets would be adversely affected.

The COVID-19 pandemic and the responses to curb its spread continue to evolve daily. As such, it is uncertain as to the full magnitude of the pandemic on our results of operations, cash flows, financial condition, or liquidity for the year ending December 31, 2020, or future years.

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

Dated:	May 1, 2020

AMERICAN CAMPUS COMMUNITIES, INC.

By:	/s/ Daniel B. Perry

Daniel B. Perry Executive Vice President, Chief Financial Officer, Treasurer and Secretary

By:	/s/ Kim K. Voss

Kim K. Voss Executive Vice President, Chief Accounting Officer, and Assistant Secretary

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	May 1, 2020

AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP LP
By:	American Campus Communities Holdings, LLC, its general partner
	By:	American Campus Communities, Inc., its sole member

	By:	/s/ Daniel B. Perry

Daniel B. Perry Executive Vice President, Chief Financial Officer, Treasurer and Secretary

	By:	/s/ Kim K. Voss

Kim K. Voss Executive Vice President, Chief Accounting Officer, and Assistant Secretary