Form 10-Q
period 2020-06-30
AMERICAN CAMPUS COMMUNITIES INC; American Campus Communities Operating Partnership LP
filed 2020-07-31
CIK 1283630, 1357369

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2020.

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

There were 137,632,091 shares of the American Campus Communities, Inc.’s common stock with a par value of $0.01 per share outstanding as of the close of business on July 24, 2020.

EXPLANATORY NOTE

This report combines the reports on Form 10-Q for the quarterly period ended June 30, 2020 of American Campus Communities, Inc. and American Campus Communities Operating Partnership LP. Unless stated otherwise or the context otherwise requires, references to “ACC” mean American Campus Communities, Inc., a Maryland corporation that has elected to be treated as a real estate investment trust (“REIT”) under the Internal Revenue Code, and references to “ACCOP” mean American Campus Communities Operating Partnership LP, a Maryland limited partnership. References to the “Company,” “we,” “us” or “our” mean collectively ACC, ACCOP and those entities/subsidiaries owned or controlled by ACC and/or ACCOP. References to the “Operating Partnership” mean collectively ACCOP and those entities/subsidiaries owned or controlled by ACCOP. The following chart illustrates the Company’s and the Operating Partnership’s corporate structure:

The general partner of ACCOP is American Campus Communities Holdings, LLC (“ACC Holdings”), an entity that is wholly-owned by ACC. As of June 30, 2020, ACC Holdings held an ownership interest in ACCOP of less than 1%. The limited partners of ACCOP are ACC and other limited partners consisting of current and former members of management and nonaffiliated third parties. As of June 30, 2020, ACC owned an approximate 99.6% limited partnership interest in ACCOP. As the sole member of the general partner of ACCOP, ACC has exclusive control of ACCOP’s day-to-day management. Management operates the Company and the Operating Partnership as one business. The management of ACC consists of the same members as the management of ACCOP. The Company is structured as an umbrella partnership REIT (“UPREIT”) and ACC contributes all net proceeds from its various equity offerings to the Operating Partnership. In return for those contributions, ACC receives a number of units of the Operating Partnership (“OP Units,” see definition below) equal to the number of common shares it has issued in the equity offering. Contributions of properties to the Company can be structured as tax-deferred transactions through the issuance of OP Units in the Operating Partnership. Based on the terms of ACCOP’s partnership agreement, OP Units can be exchanged for ACC’s common shares on a one-for-one basis. The Company maintains a one-for-one relationship between the OP Units of the Operating Partnership issued to ACC and ACC Holdings and the common shares issued to the public. The Company believes that combining the reports on Form 10-Q of ACC and ACCOP into this single report provides the following benefits:

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

FORM 10-Q
FOR THE QUARTER ENDED June 30, 2020

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2020	December 31, 2019
	(Unaudited)
Assets

Investments in real estate:
Owned properties, net	$6,659,939	$6,694,715
On-campus participating properties, net	72,273	75,188
Investments in real estate, net	6,732,212	6,769,903

Cash and cash equivalents	31,011	54,650
Restricted cash	29,959	26,698
Student contracts receivable, net	9,194	13,470
Operating lease right of use assets	459,110	460,857
Other assets	253,024	234,176

Total assets	$7,514,510	$7,559,754

Liabilities and equity

Liabilities:
Secured mortgage, construction and bond debt, net	$747,086	$787,426
Unsecured notes, net	2,373,767	1,985,603
Unsecured term loans, net	199,297	199,121
Unsecured revolving credit facility	186,500	425,700
Accounts payable and accrued expenses	72,335	88,411
Operating lease liabilities	482,492	473,070
Other liabilities	161,091	157,368
Total liabilities	4,222,568	4,116,699

Commitments and contingencies (Note 12)

Redeemable noncontrolling interests	20,912	104,381

Equity:
American Campus Communities, Inc. and Subsidiaries stockholders’ equity:
Common stock, $0.01 par value, 800,000,000 shares authorized, 137,540,345 and 137,326,824 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	1,375	1,373
Additional paid in capital	4,469,251	4,458,456
Common stock held in rabbi trust, 91,746 and 77,928 shares at June 30, 2020 and December 31, 2019, respectively	(3,951)	(3,486)
Accumulated earnings and dividends	(1,207,645)	(1,144,721)
Accumulated other comprehensive loss	(26,465)	(16,946)
Total American Campus Communities, Inc. and Subsidiaries stockholders’ equity	3,232,565	3,294,676
Noncontrolling interests – partially owned properties	38,465	43,998
Total equity	3,271,030	3,338,674

Total liabilities and equity	$7,514,510	$7,559,754

Consolidated variable interest entities’ assets and debt included in the above balances:

Investments in real estate, net	$591,263	$788,393
Cash, cash equivalents and restricted cash	$36,988	$59,908
Other assets	$14,818	$18,387
Secured mortgage and construction debt, net	$417,248	$418,241
Accounts payable, accrued expenses and other liabilities	$40,071	$56,976

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues:
Owned properties	$177,186	$203,156	$409,277	$427,575
On-campus participating properties	4,101	6,396	14,810	17,844
Third-party development services	1,290	3,607	3,345	6,778
Third-party management services	2,668	3,465	6,497	5,776
Resident services	302	747	1,022	1,529
Total revenues	185,547	217,371	434,951	459,502

Operating expenses (income):
Owned properties	85,749	90,763	178,223	182,932
On-campus participating properties	3,208	3,806	6,574	7,763
Third-party development and management services	4,977	4,513	11,184	8,699
General and administrative	9,767	8,115	19,925	15,430
Depreciation and amortization	66,441	68,815	132,610	137,570
Ground/facility leases	2,893	3,236	6,962	6,785
Loss (gain) from disposition of real estate	—	282	(48,525)	282
Provision for impairment	—	—	—	3,201
Total operating expenses	173,035	179,530	306,953	362,662

Operating income	12,512	37,841	127,998	96,840

Nonoperating income (expenses):
Interest income	870	969	1,721	1,895
Interest expense	(27,168)	(27,068)	(54,951)	(54,129)
Amortization of deferred financing costs	(1,255)	(1,218)	(2,542)	(2,350)
Loss from early extinguishment of debt	—	—	(4,827)	—
Total nonoperating expenses	(27,553)	(27,317)	(60,599)	(54,584)

(Loss) income before income taxes	(15,041)	10,524	67,399	42,256
Income tax provision	(381)	(314)	(760)	(678)
Net (loss) income	(15,422)	10,210	66,639	41,578
Net loss (income) attributable to noncontrolling interests	2,078	176	872	(1,552)
Net (loss) income attributable to ACC, Inc. and Subsidiaries common stockholders	$(13,344)	$10,386	$67,511	$40,026

Other comprehensive income (loss)
Change in fair value of interest rate swaps and other	282	(8,593)	(9,519)	(14,387)
Comprehensive (loss) income	$(13,062)	$1,793	$57,992	$25,639

Net (loss) income per share attributable to ACC, Inc. and Subsidiaries common shareholders
Basic and diluted	$(0.10)	$0.07	$0.48	$0.28

Weighted-average common shares outstanding:
Basic	137,613,560	137,268,696	137,545,365	137,185,576
Diluted	137,613,560	138,243,388	138,652,106	138,198,134

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited, in thousands, except share data)

	Common Shares	Par Value of Common Shares	Additional Paid in Capital	Common Shares Held in Rabbi Trust	Common Shares Held in Rabbi Trust at Cost	Accumulated Earnings and Dividends	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests – Partially Owned Properties	Total
Equity, December 31, 2019	137,326,824	$1,373	$4,458,456	77,928	$(3,486)	$(1,144,721)	$(16,946)	$43,998	$3,338,674
Adjustments to reflect redeemable noncontrolling interests at fair value	—	—	9,490	—	—	—	—	—	9,490
Amortization of restricted stock awards	—	—	3,988	—	—	—	—	—	3,988
Vesting of restricted stock awards	199,695	2	(4,157)	—	—	—	—	—	(4,155)
Distributions to common and restricted stockholders and other ($0.47 per common share)	—	—	—	—	—	(65,242)	—	—	(65,242)
Distributions to noncontrolling interests - partially owned properties	—	—	—	—	—	—	—	(2,566)	(2,566)
Change in fair value of interest rate swaps and other	—	—	—	—	—	—	(9,801)	—	(9,801)
Deposits to deferred compensation plan, net of withdrawals	(3,488)	—	129	3,488	(129)	—	—	—	—
Net income	—	—	—	—	—	80,855	—	895	81,750
Equity, March 31, 2020	137,523,031	$1,375	$4,467,906	81,416	$(3,615)	$(1,129,108)	$(26,747)	$42,327	$3,352,138
Adjustments to reflect redeemable noncontrolling interests at fair value	—	—	(3,410)	—	—	—	—	—	(3,410)
Amortization of restricted stock awards and vesting of restricted stock units	27,644	—	4,439	—	—	—	—	—	4,439
Vesting of restricted stock awards	—	—	(20)	—	—	—	—	—	(20)
Distributions to common and restricted stockholders and other ($0.47 per common share)	—	—	—	—	—	(65,193)	—	—	(65,193)
Distributions to noncontrolling interests - partially owned properties	—	—	—	—	—	—	—	(1,816)	(1,816)
Change in fair value of interest rate swaps and other	—	—	—	—	—	—	282	—	282
Deposits to deferred compensation plan, net of withdrawals	(10,330)	—	336	10,330	(336)	—	—	—	—
Net loss	—	—	—	—	—	(13,344)	—	(2,046)	(15,390)
Equity, June 30, 2020	137,540,345	$1,375	$4,469,251	91,746	$(3,951)	$(1,207,645)	$(26,465)	$38,465	$3,271,030

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

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2020	2019
Operating activities
Net income	$66,639	$41,578
Adjustments to reconcile net income to net cash provided by operating activities:
(Gain) loss from disposition of real estate	(48,525)	282
Loss from early extinguishment of debt	4,827	—
Provision for impairment	—	3,201
Depreciation and amortization	132,610	137,570
Amortization of deferred financing costs and debt premiums/discounts	379	53
Share-based compensation	8,427	7,509
Income tax provision	760	678
Amortization of interest rate swap terminations and other	855	268
Termination of interest rate swaps	—	(13,159)
Changes in operating assets and liabilities:
Student contracts receivable, net	4,236	(970)
Other assets	(3,988)	(4,723)
Accounts payable and accrued expenses	(17,304)	(22,416)
Other liabilities	(5,781)	(1,492)
Net cash provided by operating activities	143,135	148,379

Investing activities
Proceeds from disposition of properties and land parcels	146,144	8,854
Capital expenditures for owned properties	(25,075)	(24,427)
Investments in owned properties under development	(156,757)	(220,925)
Capital expenditures for on-campus participating properties	(1,166)	(767)
Other investing activities	(14,635)	(2,342)
Net cash used in investing activities	(51,489)	(239,607)

Financing activities
Proceeds from unsecured notes	795,808	398,816
Pay-off of mortgage and construction loans	(34,219)	—
Costs paid related to early extinguishment of debt	(4,156)	—
Pay-off of unsecured notes	(400,000)	—
Proceeds from revolving credit facility	1,456,700	390,200
Paydowns of revolving credit facility	(1,695,900)	(591,900)
Proceeds from construction loans	—	26,051
Scheduled principal payments on debt	(3,983)	(4,017)
Debt issuance costs	(9,614)	(6,562)
Increase in ownership of consolidated subsidiary	(77,200)	—
Contribution by noncontrolling interests	—	704
Taxes paid on net-share settlements	(4,175)	(3,975)
Distributions paid to common and restricted stockholders	(130,435)	(128,589)
Distributions paid to noncontrolling interests	(4,850)	(7,291)
Net cash (used in) provided by financing activities	(112,024)	73,437

Net change in cash, cash equivalents, and restricted cash	(20,378)	(17,791)
Cash, cash equivalents, and restricted cash at beginning of period	81,348	106,517
Cash, cash equivalents, and restricted cash at end of period	$60,970	$88,726

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents	$31,011	$51,541
Restricted cash	29,959	37,185
Total cash, cash equivalents, and restricted cash at end of period	$60,970	$88,726

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2020	2019
Supplemental disclosure of non-cash investing and financing activities
Conversion of common and preferred operating partnership units to common stock	$—	$251
Accrued development costs and capital expenditures	$32,880	$39,646
Change in fair value of derivative instruments, net	$(10,374)	$(1,496)
Change in fair value of redeemable noncontrolling interest	$6,080	$(1,887)
Initial recognition of operating lease right of use assets	$—	$280,687
Initial recognition of operating lease liabilities	$—	$279,982

Supplemental disclosure of cash flow information
Interest paid	$56,362	$54,186

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)

	June 30, 2020	December 31, 2019
	(Unaudited)
Assets

Investments in real estate:
Owned properties, net	$6,659,939	$6,694,715
On-campus participating properties, net	72,273	75,188
Investments in real estate, net	6,732,212	6,769,903

Cash and cash equivalents	31,011	54,650
Restricted cash	29,959	26,698
Student contracts receivable, net	9,194	13,470
Operating lease right of use assets	459,110	460,857
Other assets	253,024	234,176

Total assets	$7,514,510	$7,559,754

Liabilities and capital

Liabilities:
Secured mortgage, construction and bond debt, net	$747,086	$787,426
Unsecured notes, net	2,373,767	1,985,603
Unsecured term loans, net	199,297	199,121
Unsecured revolving credit facility	186,500	425,700
Accounts payable and accrued expenses	72,335	88,411
Operating lease liabilities	482,492	473,070
Other liabilities	161,091	157,368
Total liabilities	4,222,568	4,116,699

Commitments and contingencies (Note 12)

Redeemable limited partners	20,912	104,381

Capital:
Partners’ capital:
General partner - 12,222 OP units outstanding at both June 30, 2020 and December 31, 2019	35	40
Limited partner - 137,619,869 and 137,392,530 OP units outstanding at June 30, 2020 and December 31, 2019, respectively	3,258,995	3,311,582
Accumulated other comprehensive loss	(26,465)	(16,946)
Total partners’ capital	3,232,565	3,294,676
Noncontrolling interests - partially owned properties	38,465	43,998
Total capital	3,271,030	3,338,674

Total liabilities and capital	$7,514,510	$7,559,754

Consolidated variable interest entities’ assets and debt included in the above balances:

Investments in real estate, net	$591,263	$788,393
Cash, cash equivalents and restricted cash	$36,988	$59,908
Other assets	$14,818	$18,387
Secured mortgage and construction debt, net	$417,248	$418,241
Accounts payable, accrued expenses and other liabilities	$40,071	$56,976

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP LP AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands, except unit and per unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues:
Owned properties	$177,186	$203,156	$409,277	$427,575
On-campus participating properties	4,101	6,396	14,810	17,844
Third-party development services	1,290	3,607	3,345	6,778
Third-party management services	2,668	3,465	6,497	5,776
Resident services	302	747	1,022	1,529
Total revenues	185,547	217,371	434,951	459,502

Operating expenses (income):
Owned properties	85,749	90,763	178,223	182,932
On-campus participating properties	3,208	3,806	6,574	7,763
Third-party development and management services	4,977	4,513	11,184	8,699
General and administrative	9,767	8,115	19,925	15,430
Depreciation and amortization	66,441	68,815	132,610	137,570
Ground/facility leases	2,893	3,236	6,962	6,785
Loss (gain) from disposition of real estate	—	282	(48,525)	282
Provision for impairment	—	—	—	3,201
Total operating expenses	173,035	179,530	306,953	362,662

Operating income	12,512	37,841	127,998	96,840

Nonoperating income (expenses):
Interest income	870	969	1,721	1,895
Interest expense	(27,168)	(27,068)	(54,951)	(54,129)
Amortization of deferred financing costs	(1,255)	(1,218)	(2,542)	(2,350)
Loss from early extinguishment of debt	—	—	(4,827)	—
Total nonoperating expenses	(27,553)	(27,317)	(60,599)	(54,584)
(Loss) income before income taxes	(15,041)	10,524	67,399	42,256
Income tax provision	(381)	(314)	(760)	(678)
Net (loss) income	(15,422)	10,210	66,639	41,578
Net loss (income) attributable to noncontrolling interests – partially owned properties	2,046	230	1,130	(1,338)
Net (loss) income attributable to American Campus Communities Operating Partnership LP	(13,376)	10,440	67,769	40,240
Series A preferred units distributions	(14)	(9)	(28)	(40)
Net (loss) income attributable to common unitholders	$(13,390)	$10,431	$67,741	$40,200

Other comprehensive income (loss)
Change in fair value of interest rate swaps and other	282	(8,593)	(9,519)	(14,387)
Comprehensive (loss) income	$(13,108)	$1,838	$58,222	$25,813

Net (loss) income per unit attributable to common unitholders
Basic and diluted	$(0.10)	$0.07	$0.48	$0.28

Weighted-average common units outstanding
Basic	138,082,035	137,863,484	138,013,840	137,780,364
Diluted	138,082,035	138,838,176	139,120,581	138,792,922

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL
(unaudited, in thousands, except unit data)

					Accumulated	Noncontrolling
					Other	Interests -
	General Partner		Limited Partner		Comprehensive	Partially Owned
	Units	Amount	Units	Amount	(Loss) Income	Properties	Total
Capital, December 31, 2019	12,222	$40	137,392,530	$3,311,582	$(16,946)	$43,998	$3,338,674
Adjustments to reflect redeemable limited partners’ interest at fair value	—	—	—	9,490	—	—	9,490
Amortization of restricted stock awards	—	—	—	3,988	—	—	3,988
Vesting of restricted stock awards	—	—	199,695	(4,155)	—	—	(4,155)
Distributions to common and restricted unit holders and other ($0.47 per common unit)	—	(6)	—	(65,236)	—	—	(65,242)
Distributions to noncontrolling joint venture partners	—	—	—	—	—	(2,566)	(2,566)
Change in fair value of interest rate swaps and other	—	—	—	—	(9,801)	—	(9,801)
Net income	—	7	—	80,848	—	895	81,750
Capital, March 31, 2020	12,222	$41	137,592,225	$3,336,517	$(26,747)	$42,327	$3,352,138
Adjustments to reflect redeemable limited partners’ interest at fair value	—	—	—	(3,410)	—	—	(3,410)
Amortization of restricted stock awards and vesting of restricted stock units	—	—	27,644	4,439	—	—	4,439
Vesting of restricted stock awards	—	—	—	(20)	—	—	(20)
Distributions to common and restricted unit holders and other ($0.47 per common unit)	—	(5)	—	(65,188)	—	—	(65,193)
Distributions to noncontrolling joint venture partners	—	—	—	—	—	(1,816)	(1,816)
Change in fair value of interest rate swaps and other	—	—	—	—	282	—	282
Net loss	—	(1)	—	(13,343)	—	(2,046)	(15,390)
Capital, June 30, 2020	12,222	$35	137,619,869	$3,258,995	$(26,465)	$38,465	$3,271,030

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL
(unaudited, in thousands, except unit data)

					Accumulated	Noncontrolling
					Other	Interests -
	General Partner		Limited Partner		Comprehensive	Partially Owned
	Units	Amount	Units	Amount	(Loss) Income	Properties	Total
Capital, December 31, 2018	12,222	$55	137,024,667	$3,485,393	$(4,397)	$65,750	$3,546,801
Adjustments to reflect redeemable limited partners’ interest at fair value	—	—	—	(2,547)	—	—	(2,547)
Amortization of restricted stock awards	—	—	—	3,765	—	—	3,765
Vesting of restricted stock awards	—	—	180,961	(3,831)	—	—	(3,831)
Distributions to common and restricted unit holders and other ($0.46 per common unit)	—	(6)	—	(63,605)	—	—	(63,611)
Contribution by noncontrolling interests - partially owned properties	—	—	—	—	—	625	625
Distributions to noncontrolling joint venture partners	—	—	—	—	—	(3,661)	(3,661)
Conversion of common and preferred operating partnership units to common stock	—	—	42,271	251	—	—	251
Change in fair value of interest rate swaps and other	—	—	—	—	(5,794)	—	(5,794)
Net income	—	3	—	29,637	—	1,469	31,109
Capital, March 31, 2019	12,222	$52	137,247,899	$3,449,063	$(10,191)	$64,183	$3,503,107
Adjustments to reflect redeemable limited partners’ interest at fair value	—	—	—	660	—	—	660
Amortization of restricted stock awards and vesting of restricted stock units	—	—	15,925	3,744	—	—	3,744
Vesting of restricted stock awards	—	—	—	(144)	—	—	(144)
Distributions to common and restricted unit holders and other ($0.47 per common unit)	—	(5)	—	(64,973)	—	—	(64,978)
Contribution by noncontrolling interests - partially owned properties	—	—	—	—	—	79	79
Distributions to noncontrolling joint venture partners	—	—	—	—	—	(3,037)	(3,037)
Change in fair value of interest rate swaps and other	—	—	—	—	4,566	—	4,566
Termination of interest rate swaps	—	—	—	—	(13,159)	—	(13,159)
Net income (loss)	—	1	—	10,385	—	(339)	10,047
Capital, June 30, 2019	12,222	$48	137,263,824	$3,398,735	$(18,784)	$60,886	$3,440,885

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2020	2019
Operating activities
Net income	$66,639	$41,578
Adjustments to reconcile net income to net cash provided by operating activities:
(Gain) loss from disposition of real estate	(48,525)	282
Loss from early extinguishment of debt	4,827	—
Provision for impairment	—	3,201
Depreciation and amortization	132,610	137,570
Amortization of deferred financing costs and debt premiums/discounts	379	53
Share-based compensation	8,427	7,509
Income tax provision	760	678
Amortization of interest rate swap terminations and other	855	268
Termination of interest rate swaps	—	(13,159)
Changes in operating assets and liabilities:
Student contracts receivable, net	4,236	(970)
Other assets	(3,988)	(4,723)
Accounts payable and accrued expenses	(17,304)	(22,416)
Other liabilities	(5,781)	(1,492)
Net cash provided by operating activities	143,135	148,379

Investing activities
Proceeds from disposition of properties and land parcels	146,144	8,854
Capital expenditures for owned properties	(25,075)	(24,427)
Investments in owned properties under development	(156,757)	(220,925)
Capital expenditures for on-campus participating properties	(1,166)	(767)
Other investing activities	(14,635)	(2,342)
Net cash used in investing activities	(51,489)	(239,607)

Financing activities
Proceeds from unsecured notes	795,808	398,816
Pay-off of mortgage and construction loans	(34,219)	—
Costs paid related to early extinguishment of debt	(4,156)	—
Pay-off of unsecured notes	(400,000)	—
Proceeds from revolving credit facility	1,456,700	390,200
Paydowns of revolving credit facility	(1,695,900)	(591,900)
Proceeds from construction loans	—	26,051
Scheduled principal payments on debt	(3,983)	(4,017)
Debt issuance costs	(9,614)	(6,562)
Increase in ownership of consolidated subsidiary	(77,200)	—
Contribution by noncontrolling interests	—	704
Taxes paid on net-share settlements	(4,175)	(3,975)
Distributions paid to common and preferred unitholders	(129,722)	(128,151)
Distributions paid on unvested restricted stock awards	(1,181)	(1,031)
Distributions paid to noncontrolling interests - partially owned properties	(4,382)	(6,698)
Net cash (used in) provided by financing activities	(112,024)	73,437

Net change in cash, cash equivalents, and restricted cash	(20,378)	(17,791)
Cash, cash equivalents, and restricted cash at beginning of period	81,348	106,517
Cash, cash equivalents, and restricted cash at end of period	$60,970	$88,726

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents	$31,011	$51,541
Restricted cash	29,959	37,185
Total cash, cash equivalents, and restricted cash at end of period	$60,970	$88,726

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2020	2019
Supplemental disclosure of non-cash investing and financing activities
Conversion of common and preferred operating partnership units to common stock	$—	$251
Accrued development costs and capital expenditures	$32,880	$39,646
Change in fair value of derivative instruments, net	$(10,374)	$(1,496)
Change in fair value of redeemable noncontrolling interest	$6,080	$(1,887)
Initial recognition of operating lease right of use assets	$—	$280,687
Initial recognition of operating lease liabilities	$—	$279,982

Supplemental disclosure of cash flow information
Interest paid	$56,362	$54,186

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

The general partner of ACCOP is American Campus Communities Holdings, LLC (“ACC Holdings”), an entity that is wholly-owned by ACC.  As of June 30, 2020, ACC Holdings held an ownership interest in ACCOP of less than 1%. The limited partners of ACCOP are ACC and other limited partners consisting of current and former members of management and nonaffiliated third parties.  As of June 30, 2020, ACC owned an approximate 99.6% limited partnership interest in ACCOP.  As the sole member of the general partner of ACCOP, ACC has exclusive control of ACCOP’s day-to-day management.  Management operates ACC and ACCOP as one business.  The management of ACC consists of the same members as the management of ACCOP.  ACC consolidates ACCOP for financial reporting purposes, and ACC does not have significant assets other than its investment in ACCOP.  Therefore, the assets and liabilities of ACC and ACCOP are the same on their respective financial statements.  References to the “Company” means collectively ACC, ACCOP and those entities/subsidiaries owned or controlled by ACC and/or ACCOP.  References to the “Operating Partnership” mean collectively ACCOP and those entities/subsidiaries owned or controlled by ACCOP.  Unless otherwise indicated, the accompanying Notes to the Consolidated Financial Statements apply to both the Company and the Operating Partnership.

As of June 30, 2020, the Company’s property portfolio contained 166 properties with approximately 111,900 beds.  The Company’s property portfolio consisted of 126 owned off-campus student housing properties that are in close proximity to colleges and universities, 34 American Campus Equity (“ACE®”) properties operated under ground/facility leases, and six on-campus participating properties operated under ground/facility leases with the related university systems.  Of the 166 properties, three were under development as of June 30, 2020, and when completed will consist of a total of approximately 10,500 beds.  The Company’s communities contain modern housing units and are supported by a resident assistant system and other student-oriented programming, with many offering resort-style amenities.

Through one of ACC’s taxable REIT subsidiaries (“TRSs”), the Company also provides construction management and development services, primarily for student housing properties owned by colleges and universities, charitable foundations, and others.  As of June 30, 2020, also through one of ACC’s TRSs, the Company provided third-party management and leasing services for 35 properties that represented approximately 26,100 beds.  Third-party management and leasing services are typically provided pursuant to management contracts that have initial terms that range from one year to five years.  As of June 30, 2020, the Company’s total owned and third-party managed portfolio included 201 properties with approximately 138,000 beds.

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

Recently Issued Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, “Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. During the first quarter of 2020, the Company elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. The Company continues to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.

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

In April 2020, the FASB issued a Staff Question & Answer (“Q&A”) which was intended to reduce the challenges of evaluating the enforceable rights and obligations of leases for concessions granted to lessees in response to the novel coronavirus disease (“COVID-19”), which was characterized on March 11, 2020 by the World Health Organization as a pandemic. Prior to this guidance, the Company was required to determine, on a lease by lease basis, if a lease concession should be accounted for as a lease modification, potentially resulting in any lease concessions granted being recorded as a reduction to revenue on a straight-line basis over the remaining terms of the leases. The Q&A allows both lessors and lessees to bypass this analysis and elect not to evaluate whether concessions provided in response to the COVID-19 pandemic are lease modifications. This relief is subject to certain conditions being met, including ensuring the total remaining lease payments are substantially the same or less as compared to the original lease payments prior to the concession being granted. The Company, as lessor, has elected to apply such relief and will therefore not evaluate if lease concessions that were granted in response to the COVID-19 pandemic meet the definition of a lease modification.  Accordingly, the Company accounted for qualifying rent concessions as negative variable lease payments, which reduced revenue from such leases in the period the concessions were granted. The Company, as a lessee, has not received any concessions under its ground or other lease agreements resulting from the COVID-19 pandemic.

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

Leasing Revenue

The Company’s primary business involves leasing properties to students under agreements that are classified as operating leases, and which have terms of 12 months or less. These student leases do not provide for variable rent payments. The Company is also a lessor under commercial leases at certain owned properties, some of which provide for variable lease payments based upon tenant performance such as a percentage of sales. The Company recognizes the base lease payments provided for under the leases on a straight-line basis over the lease term, and variable payments are recognized in the period in which the changes in facts and circumstances on which the variable payments are based occur. Lease income under both student and commercial leases is included in owned property revenues in the accompanying consolidated statements of comprehensive income. Lease income under student leases totaled $176.9 million and $194.3 million for the three months ended June 30, 2020 and 2019, respectively, and $408.3 million and $416.0 million for the six months ended June 30, 2020 and 2019, respectively. During the three months ended June 30, 2020, through its Resident Hardship Program, the Company provided $8.6 million in rent abatements to its tenants experiencing financial hardship due to COVID-19 and an additional $15.1 million in rent abatements through its University Partnerships. As discussed above, these abatements were recorded as a reduction to Owned Properties Revenue. Also during the three months ended June 30, 2020, an additional $1.5 million in rent abatements were granted to tenants at the Company’s on-campus participating properties, which are reflected as a reduction to On-campus Participating Properties Revenue. The Company also waived all late fees and online payment fees and suspended financial related evictions. Lease income under commercial leases totaled $2.9 million and $3.2 million for the three months ended June 30, 2020 and 2019, respectively, and $6.1 million and $6.6 million for the six months ended June 30, 2020 and 2019, respectively.

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

Impairment of Long-Lived Assets

Management assesses whether there has been an impairment in the value of the Company’s investments in real estate whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. As of June 30, 2020, the Company has continued to assess whether the global economic disruption caused by the novel coronavirus disease (“COVID-19”), which was characterized on March 11, 2020 by the World Health Organization as a pandemic, was an impairment indicator. The Company examined a number of factors including the overall market and economic environment, economic and operating conditions of the Company’s properties, as well as the demand, creditworthiness, and performance from the properties’ tenants, and concluded that there were no impairments of the carrying values of the Company’s investments in real estate as of June 30, 2020.

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

The following potentially dilutive securities were outstanding for the three and six months ended June 30, 2020 and 2019, but were not included in the computation of diluted earnings per share because the effects of their inclusion would be anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Common OP Units (Note 8)	468,475	594,788	468,475	594,788
Preferred OP Units (Note 8)	35,242	35,242	35,242	49,722
Unvested restricted stock awards (Note 9)	1,103,137	—	—	—
Total potentially dilutive securities	1,606,854	630,030	503,717	644,510

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following is a summary of the elements used in calculating basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator – basic and diluted earnings per share:
Net (loss) income	$(15,422)	$10,210	$66,639	$41,578
Net loss (income) attributable to noncontrolling interests	2,078	176	872	(1,552)
Net (loss) income attributable to ACC, Inc. and Subsidiaries common stockholders	(13,344)	10,386	67,511	40,026
Amount allocated to participating securities	(519)	(458)	(1,181)	(1,031)
Net (loss) income attributable to ACC, Inc. and Subsidiaries common stockholders	$(13,863)	$9,928	$66,330	$38,995

Denominator:
Basic weighted average common shares outstanding	137,613,560	137,268,696	137,545,365	137,185,576
Unvested restricted stock awards (Note 9)	—	974,692	1,106,741	1,012,558
Diluted weighted average common shares outstanding	137,613,560	138,243,388	138,652,106	138,198,134

Earnings per share:
Net (loss) income attributable to common stockholders - basic and diluted	$(0.10)	$0.07	$0.48	$0.28

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

The following is a summary of the elements used in calculating basic and diluted earnings per unit:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator – basic and diluted earnings per unit:
Net (loss) income	$(15,422)	$10,210	$66,639	$41,578
Net loss (income) attributable to noncontrolling interests – partially owned properties	2,046	230	1,130	(1,338)
Series A preferred unit distributions	(14)	(9)	(28)	(40)
Amount allocated to participating securities	(519)	(458)	(1,181)	(1,031)
Net (loss) income attributable to common unitholders	$(13,909)	$9,973	$66,560	$39,169

Denominator:
Basic weighted average common units outstanding	138,082,035	137,863,484	138,013,840	137,780,364
Unvested restricted stock awards (Note 9)	—	974,692	1,106,741	1,012,558
Diluted weighted average common units outstanding	138,082,035	138,838,176	139,120,581	138,792,922

Earnings per unit:
Net (loss) income attributable to common unitholders - basic and diluted	$(0.10)	$0.07	$0.48	$0.28

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

5. Investments in Real Estate

Owned Properties

Owned properties, both wholly-owned and those owned through investments in VIEs, consisted of the following:

	June 30, 2020	December 31, 2019
Land	$643,401	$654,985
Buildings and improvements	6,705,075	6,749,757
Furniture, fixtures and equipment	397,746	391,208
Construction in progress	456,192	341,554
	8,202,414	8,137,504
Less accumulated depreciation	(1,542,475)	(1,442,789)
Owned properties, net	$6,659,939	$6,694,715

Project costs directly associated with the development and construction of an owned real estate project, which include interest, property taxes, and amortization of deferred financing costs, are capitalized as construction in progress.  Upon completion of the project, costs are transferred into the applicable asset category and depreciation commences.  Interest totaling approximately $3.4 million and $3.7 million was capitalized during the three months ended June 30, 2020 and 2019, respectively, and interest totaling approximately $6.6 million and $6.4 million was capitalized during the six months ended six months ended June 30, 2020 and 2019, respectively.

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

On-campus participating properties consisted of the following:

	June 30, 2020	December 31, 2019
Buildings and improvements	$156,568	$155,941
Furniture, fixtures and equipment	14,098	13,552
Construction in progress	—	6
	170,666	169,499
Less accumulated depreciation	(98,393)	(94,311)
On-campus participating properties, net	$72,273	$75,188

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

6. Debt

A summary of the Company’s outstanding consolidated indebtedness, including unamortized debt premiums and discounts, is as follows:

	June 30, 2020	December 31, 2019
Debt secured by owned properties:
Mortgage loans payable:
Unpaid principal balance	$656,453	$693,584
Unamortized deferred financing costs	(1,069)	(1,294)
Unamortized debt premiums	4,161	6,596
Unamortized debt discounts	(175)	(199)
	659,370	698,687
Debt secured by on-campus participating properties:
Mortgage loans payable (1)	64,872	65,942
Bonds payable (1)	23,215	23,215
Unamortized deferred financing costs	(371)	(418)
	87,716	88,739
Total secured mortgage, construction and bond debt	747,086	787,426
Unsecured notes, net of unamortized OID and deferred financing costs (2)	2,373,767	1,985,603
Unsecured term loans, net of unamortized deferred financing costs (3)	199,297	199,121
Unsecured revolving credit facility	186,500	425,700
Total debt, net	$3,506,650	$3,397,850

(1)	The creditors of mortgage loans payable and bonds payable related to on-campus participating properties do not have recourse to the assets of the Company.

(2)
Includes net unamortized original issue discount (“OID”) of $6.1 million and $2.3 million at June 30, 2020 and December 31, 2019, respectively, and net unamortized deferred financing costs of $20.1 million and $12.1 million at June 30, 2020 and December 31, 2019, respectively.

(3)	Includes net unamortized deferred financing costs of $0.7 million and $0.9 million at June 30, 2020 and December 31, 2019, respectively.

Mortgage Loans Payable

In February 2020, the Company paid off approximately $34.2 million of fixed rate mortgage debt secured by one owned property.

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

Unsecured Notes

In June 2020, the Operating Partnership closed a $400.0 million offering of senior unsecured notes under its existing shelf registration. These 10-year notes were issued at 99.142% of par value with a coupon of 3.875% and are fully and unconditionally guaranteed by the Company. Interest on the notes is payable semi-annually on January 30 and July 30, with the first payment due and payable on January 30, 2021. The notes will mature on January 30, 2031. Net proceeds from the sale of the senior unsecured notes totaled approximately $391.7 million, after deducting the underwriting discount and offering expenses which will be amortized over the term of the unsecured notes. The Company used the proceeds to repay borrowings under its revolving credit facility.

In January 2020, the Operating Partnership closed a $400 million offering of senior unsecured notes under its existing shelf registration. These 10-year notes were issued at 99.81% of par value with a coupon of 2.85% and are fully and unconditionally guaranteed by the Company. Interest on the notes is payable semi-annually on February 1 and August 1, with the first payment due and payable on August 1, 2020. The notes will mature on February 1, 2030. Net proceeds from the sale of the senior unsecured notes totaled approximately $394.5 million, after deducting the underwriting discount and offering expenses which will be amortized over the term of the unsecured notes. The Company used the proceeds to fund the early redemption of its $400 million 3.35%

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Senior Notes due October 2020. The prepayment resulted in a loss from early extinguishment of debt of approximately $4.8 million, which is included in the accompanying statements of comprehensive income.

The following senior unsecured notes issued by the Company are outstanding as of June 30, 2020:

Date Issued	Amount	% of Par Value	Coupon	Yield		Original Issue Discount	Term (Years)
April 2013	$400,000	99.659	3.750%	3.791%		$1,364	10
June 2014	400,000	99.861	4.125%	4.269%	(1)	556	10
October 2017	400,000	99.912	3.625%	3.635%		352	10
June 2019	400,000	99.704	3.300%	3.680%	(1)	1,184	7
January 2020	400,000	99.810	2.850%	2.872%		760	10
June 2020	400,000	99.142	3.875%	3.974%		3,432	10
	$2,400,000					$7,648

(1)	The yield includes the effect of the amortization of interest rate swap terminations (see Note 10).

The notes are fully and unconditionally guaranteed by the Company.  Interest on the notes is payable semi-annually. The terms of the unsecured notes include certain financial covenants that require the Operating Partnership to limit the amount of total debt and secured debt as a percentage of total asset value, as defined.  In addition, the Operating Partnership must maintain a minimum ratio of unencumbered asset value to unsecured debt, as well as a minimum interest coverage level. As of June 30, 2020, the Company was in compliance with all such covenants.

Unsecured Revolving Credit Facility

In February 2019, the Company exercised the option under the existing credit agreement to increase the capacity of the unsecured revolving credit facility from $700 million to $1.0 billion. It may be expanded by up to an additional $200 million upon the satisfaction of certain conditions. The maturity date of the revolving credit facility is March 2022.

The unsecured revolving credit facility bears interest at a variable rate, at the Company’s option, based upon a base rate of one-, two-, three- or six-month LIBOR, plus, in each case, a spread based upon the Company’s investment grade rating from either Moody’s Investor Services, Inc. or Standard & Poor’s Rating Group. Additionally, the Company is required to pay a facility fee of 0.20% per annum on the $1.0 billion revolving credit facility.  As of June 30, 2020, the revolving credit facility bore interest at a weighted average annual rate of 1.38% (0.18% + 1.00% spread + 0.20% facility fee), and availability under the revolving credit facility totaled $813.5 million.

The terms of the unsecured credit facility include certain restrictions and covenants, which limit, among other items, the incurrence of additional indebtedness and liens.  The facility contains customary affirmative and negative covenants and also contains financial covenants that, among other things, require the Company to maintain certain maximum leverage ratios and minimum ratios of “EBITDA” (earnings before interest, taxes, depreciation and amortization) to fixed charges.  The financial covenants also include a minimum asset value requirement, a maximum secured debt ratio, and a minimum unsecured debt service coverage ratio.  As of June 30, 2020, the Company was in compliance with all such covenants.

Unsecured Term Loans

The Company is currently party to an Unsecured Term Loan Credit Agreement (the “Term Loan Facility”) totaling $200 million which matures in June 2022. The agreement has an accordion feature that allows the Company to expand the amount by up to an additional $100 million, subject to the satisfaction of certain conditions. In November and December 2019, the Company entered into two interest rate swap contracts to hedge the variable rate cash flows associated with the LIBOR-based interest payments on the Term Loan Facility. The weighted average annual rate on the Term Loan Facility was 2.54% (1.44% + 1.10% spread) at June 30, 2020. The terms of the Term Loan Facility include certain restrictions and covenants consistent with those of the unsecured revolving credit facility discussed above. As of June 30, 2020, the Company was in compliance with all such covenants.

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

There was no activity under the Company’s ATM Equity Program during the six months ended June 30, 2020 and 2019. As of June 30, 2020, the Company had approximately $500.0 million available for issuance under its ATM Equity Program.

The Company has a Non-Qualified Deferred Compensation Plan (“Deferred Compensation Plan”) for the benefit of certain employees and members of the Company’s Board of Directors, in which vested share awards (see Note 9), salary, and other cash amounts earned may be deposited. Deferred Compensation Plan assets are held in a rabbi trust, which is subject to the claims of the Company’s creditors in the event of bankruptcy or insolvency. The shares held in the Deferred Compensation Plan are classified within stockholders’ equity in a manner similar to the manner in which treasury stock is classified. Subsequent changes in the fair value of the shares are not recognized. During the six months ended June 30, 2020, 21,537 and 7,719 shares of vested stock were deposited into and withdrawn from the Deferred Compensation Plan, respectively. As of June 30, 2020, 91,746 shares of ACC’s common stock were held in the Deferred Compensation Plan.

8. Noncontrolling Interests

Interests in Consolidated Real Estate Joint Ventures

Noncontrolling interests - partially owned properties: As of June 30, 2020, the Operating Partnership consolidates four joint ventures that own and operate ten owned off-campus properties. The portion of net assets attributable to the third-party partners in these arrangements is classified as “noncontrolling interests - partially owned properties” within equity and capital on the accompanying consolidated balance sheets of ACC and the Operating Partnership, respectively.

Redeemable noncontrolling interests (ACC) / redeemable limited partners (Operating Partnership): The noncontrolling interest holder in the Core Spaces / DRW Real Estate Investment joint ventures (the “Core Joint Ventures”), which were formed in 2017, had the option to redeem its noncontrolling interest in the entities through the exercise of put options. As the exercise of the options was outside of the Company’s control, the portion of net assets attributable to the third-party partner was classified as “redeemable noncontrolling interests” and “redeemable limited partners” in the mezzanine section of the December 31, 2019 consolidated balance sheets of ACC and the Operating Partnership, respectively.  The redemption price was based on the fair value of the properties at the time of option exercise. These redeemable noncontrolling interests were marked to their redemption value at each balance sheet date.  As the change in redemption value was based on fair value, there was no effect on the Company’s earnings per share. In January and February 2020, the noncontrolling interest holder exercised its option to redeem its remaining ownership interest in the Core Joint Ventures, which reduced the redeemable noncontrolling interest by $77.2 million. As of June 30, 2020, the Company had 100% ownership interest in all five properties initially held by the Core Joint Ventures.

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

As of June 30, 2020 and December 31, 2019, approximately 0.4% of the equity interests of the Operating Partnership were held by owners of Common OP Units and Preferred OP Units not held by ACC or ACC Holdings. During the six months ended June 30, 2020, no Common or Preferred OP Units were converted into an equal number of shares of ACC’s common stock. During the

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

year ended December 31, 2019, 126,313 Common OP Units and 42,271 Preferred OP Units were converted into an equal number of shares of ACC’s common stock.

Below is a table summarizing the activity of redeemable noncontrolling interests (ACC) / redeemable limited partners (Operating Partnership) for the three months ended March 31, 2020 and 2019 and June 30, 2020 and 2019, which includes both the redeemable joint venture partners and OP Units discussed above:

Balance, December 31, 2019	$104,381
Net income	311
Distributions	(234)
Purchase of noncontrolling interests	(77,200)
Adjustments to reflect redeemable noncontrolling interests at fair value	(9,490)
Balance, March 31, 2020	$17,768
Net loss	(32)
Distributions	(234)
Adjustments to reflect redeemable noncontrolling interests at fair value	3,410
Balance, June 30, 2020	$20,912

Balance, December 31, 2018	$184,446
Net income	259
Distributions	(305)
Conversion of OP Units into shares of ACC common stock	(252)
Adjustments to reflect redeemable noncontrolling interests at fair value	2,547
Balance, March 31, 2019	$186,695
Net income	163
Distributions	(288)
Adjustments to reflect redeemable noncontrolling interests at fair value	(660)
Balance, June 30, 2019	$185,910

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

Restricted Stock Units (”RSUs”)

Upon reelection to the Board of Directors in June 2020, all members of the Company’s Board of Directors were granted RSUs in accordance with the Plan.  These RSUs were valued at $170,000 for the Chairman of the Board of Directors and at $122,500 for all other members.  The number of RSUs was determined based on the fair market value of the Company’s stock on the date of grant, as defined in the Plan.  All awards vested and settled immediately on the date of grant, and the Company delivered shares of common stock, as determined by the Compensation Committee of the Board of Directors.  A compensation charge of approximately $1.0 million was recorded during the three months ended June 30, 2020 related to these awards.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

A summary of RSUs as of June 30, 2020 and activity during the six months then ended is presented below:

Number of RSUs
Outstanding at December 31, 2019	—
Granted	30,137
Settled in common shares	(27,644)
Settled in cash	(2,493)
Outstanding at June 30, 2020	—

Restricted Stock Awards

A summary of RSAs as of June 30, 2020 and activity during the six months then ended is presented below:

Number of RSAs
Nonvested balance at December 31, 2019	967,341
Granted	443,998
Vested (1)	(295,385)
Forfeited	(15,220)
Nonvested balance at June 30, 2020	1,100,734

(1) Includes shares withheld to satisfy tax obligations upon vesting.

The fair value of RSAs is calculated based on the closing market value of ACC’s common stock on the date of grant.  The fair value of these awards is amortized to expense over the vesting periods. Amortization expense for the three months ended June 30, 2020 and 2019 was approximately $3.5 million and $2.9 million respectively, and $7.5 million and $6.7 million for the six months ended June 30, 2020 and 2019.

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

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements.  To accomplish this objective, the Company primarily uses interest rate swaps and forward starting swaps as part of its interest rate risk management strategy.  Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.  Forward starting swaps are used to protect the Company against adverse fluctuations in interest rates by reducing its exposure to variability in cash flows relating to interest payments on a forecasted issuance of debt. These agreements contain provisions such that if the Company defaults on any of its indebtedness, regardless of whether the repayment of the indebtedness has been accelerated by the lender or not, then the Company could also be declared in default on its derivative obligations. As of June 30, 2020, the Company was not in default on any of its indebtedness or derivative instruments.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table summarizes the Company’s outstanding interest rate swap contracts which are included in other liabilities on the accompanying consolidated balance sheets as of June 30, 2020:

Hedged Debt Instrument	Effective Date	Maturity Date	Pay Fixed Rate	Receive Floating Rate Index	Current Notional Amount	Fair Value
Cullen Oaks mortgage loan	Feb 18, 2014	Feb 15, 2021	2.2750%	LIBOR - 1 month	$12,300	$(163)
Cullen Oaks mortgage loan	Feb 18, 2014	Feb 15, 2021	2.2750%	LIBOR - 1 month	12,426	(165)
Park Point mortgage loan	Feb 1, 2019	Jan 16, 2024	2.7475%	LIBOR - 1 month	70,000	(6,454)
College Park mortgage loan	Oct 16, 2019	Oct 16, 2022	1.2570%	LIBOR - 1 month, with 1 day lookback	37,500	(983)
Unsecured term loan	Nov 4, 2019	Jun 27, 2022	1.4685%	LIBOR - 1 month	100,000	(2,695)
Unsecured term loan	Dec 2, 2019	Jun 27, 2022	1.4203%	LIBOR - 1 month	100,000	(2,598)
				Total	$332,226	$(13,058)

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of June 30, 2020 and December 31, 2019:

	Asset Derivatives			Liability Derivatives
		Fair Value as of			Fair Value as of
Description	Balance Sheet Location	6/30/2020	12/31/2019	Balance Sheet Location	6/30/2020	12/31/2019

Interest rate swap contracts	Other assets	$—	$743	Other liabilities	$13,058	$3,436
Total derivatives designated as hedging instruments		$—	$743		$13,058	$3,436

The table below presents the effect of the Company’s derivative financial instruments on the accompanying consolidated statements of comprehensive income for the three and six months ended June 30, 2020 and 2019.

	Three Months Ended June 30,		Six Months Ended June 30,
Description	2020	2019	2020	2019
Change in fair value of derivatives and other recognized in Other Comprehensive Income ("OCI")	$(1,187)	$4,368	$(11,507)	$(1,537)
Swap interest accruals reclassified to interest expense	1,042	32	1,133	41
Termination of interest rate swap payment recognized in OCI	—	(13,159)	—	(13,159)
Amortization of interest rate swap terminations (1)	427	166	855	268
Total change in OCI due to derivative financial instruments	$282	$(8,593)	$(9,519)	$(14,387)

Interest expense presented in the Consolidated Statements of Operations in which the effects of cash flow hedges are recorded	$27,168	$27,068	$54,951	$54,129

(1)	Represents amortization from OCI into interest expense.

11.  Fair Value Disclosures

There have been no significant changes in the Company’s policies and valuation techniques utilized to determine fair value from what was disclosed in the Annual Report on Form 10-K for the year ended December 31, 2019.

Financial Instruments Carried at Fair Value

The following table presents information about the Company’s financial instruments measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. There were no Level 1 measurements for the periods presented, and the Company had no transfers between Levels 1, 2 or 3 during the periods presented. Refer to Note 8 for a discussion of the Level 3 activity during the period related to the redeemable noncontrolling interests in partially owned properties.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Fair Value Measurements as of
	June 30, 2020				December 31, 2019
	Level 2		Level 3	Total	Level 2		Level 3		Total
Assets:
Derivative financial instruments	$—		$—	$—	$743	(1)	$—		$743
Liabilities:
Derivative financial instruments	$13,058	(1)	$—	$13,058	$3,436	(1)	—		$3,436
Mezzanine:
Redeemable noncontrolling interests (Company)/Redeemable limited partners (Operating Partnership)	$17,912	(2)	$3,000	$20,912	$23,690	(2)	$80,691	(3)	$104,381

(1)	Valued using discounted cash flow analyses with observable market-based inputs of interest rate curves and option volatility, as well as credit valuation adjustments to reflect nonperformance risk.

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

Financial Instruments Not Carried at Fair Value

As of June 30, 2020 and December 31, 2019, the carrying values for the following instruments represent fair values due to the short maturity of the instruments: Cash and Cash Equivalents, Restricted Cash, Student Contracts Receivable, certain items in Other Assets (including receivables, deposits, and prepaid expenses), Accounts Payable, Accrued Expenses, and Other Liabilities.

As of June 30, 2020 and December 31, 2019, the carrying values for the following instruments represent fair values due the variable interest rate feature of the instruments: Unsecured Revolving Credit Facility and Mortgage Loan Payable (variable rate).

The table below contains the estimated fair value and related carrying amounts for the Company’s other financial instruments as of June 30, 2020 and December 31, 2019. There were no Level 1 measurements for the periods presented.

	June 30, 2020						December 31, 2019
			Estimated Fair Value						Estimated Fair Value
	Carrying Amount		Level 2		Level 3		Carrying Amount		Level 2		Level 3
Assets
Loans receivable	$51,984		$—		$48,307	(1)	$50,553		$—		$48,307	(1)
Liabilities (2)
Unsecured notes	$2,373,767		$2,431,498	(3)	$—		$1,985,603		$2,069,817	(3)	$—
Mortgage loans payable (fixed rate)	$721,407	(4)	$770,468	(5)	$—		$761,296	(4)	$766,821	(5)	$—
Bonds payable	$23,033		$25,375	(6)	$—		$23,001		$25,110	(6)	$—
Unsecured term loan (fixed rate)	$199,297		$204,446	(7)	$—		$199,121		$198,687	(7)	$—

(1)	Valued using a discounted cash flow analysis with inputs of scheduled cash flows and discount rates that a willing buyer and seller might use.

(2)	Carrying amounts disclosed include any applicable net unamortized OID, net unamortized deferred financing costs, and net unamortized debt premiums and discounts (see Note 6).

(3)	Valued using interest rate and spread assumptions that reflect current creditworthiness and market conditions available for the issuance of unsecured notes with similar terms and remaining maturities.

(4)	Does not include one variable rate mortgage loan with a principal balance of $2.6 million as of June 30, 2020 and $3.1 million as of December 31, 2019.

(5)	Valued using the present value of the cash flows at current market interest rates through maturity that primarily fall within the Level 2 category.

(6)	Valued using quoted prices in markets that are not active due to the unique characteristics of these financial instruments.

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

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

12. Commitments and Contingencies

Commitments

Construction Contracts: As of June 30, 2020, the Company estimates additional costs to complete three owned development projects under construction to be approximately $278.9 million.

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

Under project cost guarantees, the Company is responsible for the construction cost of a project in excess of an approved budget. The budget consists primarily of costs included in the general contractors’ guaranteed maximum price contract (“GMP”). In most cases, the GMP obligates the general contractor, subject to force majeure and approved change orders, to provide completion date guarantees and to cover cost overruns and liquidated damages. In addition, the GMP is in certain cases secured with payment and performance bonds. Project cost guarantees expire upon completion of certain developer obligations, which are normally satisfied within one year after completion of the project. The Company’s estimated maximum exposure amount under the above guarantees is approximately $8.8 million as of June 30, 2020.

As of June 30, 2020, management does not anticipate any material deviations from schedule or budget related to third-party development projects currently in progress. Although the company currently anticipates completing these projects on time and within budget, the project locations were subject to and could be subject to restrictions on physical movement imposed by governmental entities in response to the COVID-19 pandemic.  Some of these orders may adversely affect the timely completion and final project costs of some or all of our projects under development if, for example, we are required to temporarily cease construction entirely, experience delays in obtaining governmental permits and authorizations, or experience disruption in the supply of materials or labor; however, the Company anticipates that deviations from schedule or budget related due to the effects of the COVID-19 pandemic will qualify as force majeure events.

As a part of the development agreement with Walt Disney World® Resort, the Company has guaranteed the completion of construction of a $614.6 million project to be delivered in phases from 2020 to 2023. In May 2020, the Company substantially completed construction on Phase I of the project within the targeted delivery timeline. In addition, the Company is subject to a development guarantee in the event that the substantial completion of a project phase is delayed beyond its respective targeted delivery date, except in circumstances resulting in unavoidable delays. The agreement dictates that the Company shall pay damages of $20 per bed for each day of delay for any Disney College Internship Program participant who was either scheduled to live in the delayed phase as well as any participant who was not able to participate in the program due to the lack of available housing and would have otherwise been housed in the delayed phase. Under the agreement, the maximum exposure related to the Disney project assuming all remaining beds are not delivered on their respective delivery date is approximately $0.2 million per day.

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

Pre-development expenditures: The Company incurs pre-development expenditures such as architectural fees, permits, and deposits associated with the pursuit of third-party and owned development projects.  The Company bears the risk of loss of these pre-development expenditures if financing cannot be arranged or the Company is unable to obtain the required permits and authorizations for the project.  As such, management periodically evaluates the status of third-party and owned projects that have not yet commenced construction and expenses any deferred costs related to projects whose current status indicates the commencement of construction is unlikely and/or the costs may not provide future value to the Company in the form of revenues. As of June 30, 2020, the Company has deferred approximately $13.0 million in pre-development costs related to third-party and owned development projects that have not yet commenced construction.  Such costs are net of any contractual arrangements through which the Company could be reimbursed by another party. Such costs are included in other assets on the accompanying consolidated balance sheets.

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

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Owned Properties
Rental revenues and other income	$177,488	$203,903	$410,299	$429,104
Interest income	115	119	232	238
Total revenues from external customers	177,603	204,022	410,531	429,342
Operating expenses before depreciation, amortization, and ground/facility lease expense	(85,749)	(90,763)	(178,223)	(182,932)
Ground/facility lease expense	(2,639)	(2,408)	(5,848)	(5,075)
Interest expense, net (1)	(3,057)	(4,014)	(6,103)	(8,777)
Operating income before depreciation and amortization	$86,158	$106,837	$220,357	$232,558
Depreciation and amortization	$63,511	$65,628	$126,754	$131,132
Capital expenditures	$85,621	$129,833	$181,832	$245,352

On-Campus Participating Properties
Rental revenues and other income	$4,101	$6,396	$14,810	$17,844
Interest income	7	70	26	111
Total revenues from external customers	4,108	6,466	14,836	17,955
Operating expenses before depreciation, amortization, and ground/facility lease expense	(3,208)	(3,806)	(6,574)	(7,763)
Ground/facility lease expense	(254)	(828)	(1,114)	(1,710)
Interest expense, net (1)	(1,173)	(1,311)	(2,315)	(2,614)
Operating (loss) income before depreciation and amortization	$(527)	$521	$4,833	$5,868
Depreciation and amortization	$2,045	$2,016	$4,082	$4,045
Capital expenditures	$601	$537	$1,166	$767

Development Services
Development and construction management fees	$1,290	$3,607	$3,345	$6,778
Operating expenses	(2,080)	(1,985)	(4,605)	(4,285)
Operating (loss) income before depreciation and amortization	$(790)	$1,622	$(1,260)	$2,493

Property Management Services
Property management fees from external customers	$2,668	$3,465	$6,497	$5,776
Operating expenses	(2,897)	(2,528)	(6,579)	(4,414)
Operating (loss) income before depreciation and amortization	$(229)	$937	$(82)	$1,362

Reconciliations
Total segment revenues and other income	$185,669	$217,560	$435,209	$459,851
Unallocated interest income earned on investments and corporate cash	748	780	1,463	1,546
Total consolidated revenues, including interest income	$186,417	$218,340	$436,672	$461,397

Segment income before depreciation and amortization	$84,612	$109,917	$223,848	$242,281
Segment depreciation and amortization	(65,556)	(67,644)	(130,836)	(135,177)
Corporate depreciation	(885)	(1,171)	(1,774)	(2,393)
Net unallocated expenses relating to corporate interest and overhead	(31,957)	(29,078)	(64,995)	(56,622)
(Loss) gain from disposition of real estate	—	(282)	48,525	(282)
Amortization of deferred financing costs	(1,255)	(1,218)	(2,542)	(2,350)
Provision for impairment	—	—	—	(3,201)
Loss from early extinguishment of debt	—	—	(4,827)	—
Income tax provision	(381)	(314)	(760)	(678)
Net (loss) income	$(15,422)	$10,210	$66,639	$41,578

(1)	Net of capitalized interest and amortization of debt premiums and discounts.

14. Subsequent Events

Distributions:  On July 29, 2020, the Board of Directors of the Company declared a distribution per share of $0.47, which will be paid on August 21, 2020 to all common stockholders of record as of August 10, 2020.  At the same time, the Operating Partnership

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

will pay an equivalent amount per unit to holders of Common OP Units, as well as the quarterly cumulative preferential distribution to holders of Preferred OP Units (see Note 8).

COVID-19 Pandemic: COVID-19, which was characterized on March 11, 2020 by the World Health Organization as a pandemic, has currently resulted in a widespread health crisis, which has adversely affected international, national and local economies and financial markets generally, and continues to have an unprecedented effect on many businesses, including the student housing industry. Given the daily evolution of the COVID-19 pandemic and the global responses to curb its spread, the Company is not able to estimate the resulting effects on its results of operations, cash flows, financial condition, or liquidity for the year ending December 31, 2020, or for future years. The Company will continue to closely monitor the magnitude and duration of the economic disruption associated with the COVID-19 pandemic, especially as it relates to whether future evolving facts and circumstances indicate if an impairment indicator has occurred with respect to the Company’s investments in real estate.

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

Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following: general risks affecting the real estate industry; risks associated with changes in University admission or housing policies; risks associated with the availability and terms of financing and the use of debt to fund acquisitions and developments; failure to manage effectively our growth and expansion into new markets or to integrate acquisitions successfully; risks and uncertainties affecting property development and construction; risks associated with downturns in the national and local economies, volatility in capital and credit markets, increases in interest rates, and volatility in the securities markets; costs of compliance with the Americans with Disabilities Act and other similar laws; potential liability for uninsured losses and environmental contamination; risks associated with our Company’s potential failure to qualify as a REIT under the Internal Revenue Code of 1986 (the “Code”), as amended, and possible adverse changes in tax and environmental laws; risks related to the novel coronavirus disease (“COVID-19”) pandemic as outlined in Part II, Item 1A of this report and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, and the other factors discussed in the “Risk Factors” contained in Item 1A of our Form 10-K for the year ended December 31, 2019.

COVID-19, which was characterized on March 11, 2020 by the World Health Organization as a pandemic, has currently resulted in a widespread health crisis, which has adversely affected international, national and local economies and financial markets generally, and continues to have an unprecedented effect on many businesses, including the student housing industry. The discussions below, including without limitation statements with respect to outlooks of future operating performance and liquidity, are subject to the future effects of the COVID-19 pandemic and the global responses to curb its spread, which continue to evolve daily. As such, the full magnitude of the pandemic and its ultimate effect on our results of operations, cash flows, financial condition, and liquidity for the year ending December 31, 2020, as well as for future years, is uncertain at this time.

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

Below is a summary of our property portfolio as of June 30, 2020:

Property portfolio:	Properties	Beds
Owned operating properties:
Off-campus properties	126	70,221
On-campus ACE (1) (2)	31	25,909
Subtotal – operating properties	157	96,130

Owned properties under development:
On-campus ACE (2) (3)	3	10,518
Subtotal – properties under development	3	10,518

Total owned properties	160	106,648

On-campus participating properties	6	5,230

Total owned property portfolio	166	111,878

Managed properties	35	26,073
Total property portfolio	201	137,951

(1)	Includes two properties at Prairie View A&M University that we ultimately expect to be refinanced under the existing on-campus participating structure.

(2)
Includes 33 properties operated under ground/facility leases with 16 university systems and one property operated under a ground/facility lease with Walt Disney World® Resort that consists of ten phases to be delivered from 2020 - 2023, one of which was delivered in May 2020.

(3)
The Walt Disney World® Resort project will be delivered in multiple phases from 2020 to 2023; as such, only the beds for remaining phases to be completed are included in the beds for owned properties under development.  Beds for any completed phases of this project are included in owned operating properties beds.

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

As previously discussed, the COVID-19 pandemic has had an unprecedented effect on the student housing industry. In response, the Company has adapted its marketing strategies to conduct various leasing activities for the upcoming 2020/2021 academic year through virtual channels. The ultimate impact of the pandemic on the annual leasing results for the 2020/2021 academic year is unknown at this time, including any diminishment associated with students who elect to not take possession of their units, as well as relet requests.

Development

Recently Completed Owned Development Projects:

In the second quarter of 2020, the final stages of construction were completed on one phase of an on-campus ACE property which is summarized in the table below:

Project	Location	Primary University / Market Served	Project Type	Beds	Total Project Cost	Construction Completion

Disney College Program Phase I (1)	Orlando, FL	Walt Disney World® Resort	ACE	778	$61,600	May 2020

(1)
The first phase of the Disney College Program development was delivered in May 2020, and the remaining phases are anticipated to be delivered from 2020-2023.  Due to Walt Disney World® Resort being closed when construction was completed and the COVID-19 related temporary suspension of the Disney College Program, the phase was not occupied as originally scheduled. Initial occupancy of the phase is expected to occur upon reinstatement of the program.

Owned Development Projects Under Construction:

At June 30, 2020, we were in the process of constructing three on-campus ACE properties, including one property at Walt Disney World® Resort housing college students participating in the Disney student internship program (the “Disney College Program”), which will be delivered in multiple phases from 2020 to 2023. These properties are summarized in the table below:

Project	Location	Primary University / Market Served	Project Type	Beds	Estimated Project Cost	Total Costs Incurred	Scheduled Occupancy

Disney College Program Phase II (1)	Orlando, FL	Walt Disney World® Resort	ACE	849	$46,900	$43,201	August 2020
Currie Hall Phase II (2)	Los Angeles, CA	Univ. of Southern California	ACE	272	42,000	38,487	August 2020
Manzanita Square (2)	San Francisco, CA	San Francisco State Univ.	ACE	584	129,200	119,331	August 2020
		SUBTOTAL - 2020 DELIVERIES		1,705	$218,100	$201,019

Disney College Program Phases III-V (1)	Orlando, FL	Walt Disney World® Resort	ACE	3,369	$190,400	$152,774	Jan, May & Aug 2021
		SUBTOTAL - 2021 DELIVERIES		3,369	$190,400	$152,774

Disney College Program Phases VI-VIII (1)	Orlando, FL	Walt Disney World® Resort	ACE	3,235	$193,000	$63,465	Jan, May & Aug 2022
SUBTOTAL – 2022 DELIVERIES				3,235	$193,000	$63,465

Disney College Program Phases IX-X (1)	Orlando, FL	Walt Disney World® Resort	ACE	2,209	$122,700	$28,088	Jan & May 2023
SUBTOTAL - 2023 DELIVERIES				2,209	$122,700	$28,088

(1)
Initial occupancy of the project is expected to occur upon reinstatement of the Disney College Program.  The remaining phases are expected to be completed as originally anticipated through 2023. At this time, the Company continues to expect to meet its original targeted stabilized development yield in 2023.

(2)
The completion of these development projects remains on schedule and within budget. Due to university policies related to COVID-19, the Company anticipates initial occupancy levels for these new developments to be below those initially anticipated, but at this time continues to expect to meet the targeted stabilized development yields for Academic Year 2021-2022.

Third-Party Development and Management Services

As of June 30, 2020, we were under contract on three third-party development projects that are currently under construction and whose fees total $14.2 million.  As of June 30, 2020, fees of approximately $3.5 million remained to be earned by the Company with respect to these projects, which have scheduled completion dates in 2020 and 2021.

Although the completion of the third-party development projects currently under construction is anticipated to occur as originally scheduled, the timely completion of the projects is subject to events of force majeure, including the imposition of any COVID-19 related orders issued by state and/or local municipalities affecting construction sites. To the extent any of these events delay the construction of such projects, the timing of the recognition of third-party development revenue could be adversely impacted.

Critical Accounting Policies

There have been no material changes to the Company’s critical accounting policies disclosed in the Company’s Form 10-K for the year ended December 31, 2019. Refer to Note 2 in the accompanying Notes to Consolidated Financial statements contained in Item 1 for information regarding recently adopted accounting standards.

Results of Operations

COVID 19, which was characterized on March 11, 2020 by the World Health Organization as a pandemic, affected our results of operations for the three months ended June 30, 2020, as more fully described below. However, for the reasons described previously, the Company is unable to predict the full magnitude of the pandemic and its effect on our results of operations for the remainder of the year ending December 31, 2020, or for future years. The most significant factors affecting the Company’s future results of operations include: (1) the ultimate outcome of the Company’s leasing efforts for the 2020/2021 academic year; (2) the level of lease terminations and rent refunds and/or abatements granted to student and commercial tenants; (3) economic hardship experienced by student and commercial tenants and its ultimate effect on rent collections and thus the provision for uncollectible accounts; (4) any reduction to revenues from our third-party development and management services segments due to canceled or delayed third-party development projects or reduced revenues at our third-party managed properties; (5) the impact of any stimulus payments that may be received by the Company, our tenants, and/or our University partners under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) and any future similar governmental actions; and (6) any increase in, or reduction to, operating expenses as a result of the pandemic.

Comparison of the Three Months Ended June 30, 2020 and June 30, 2019

The following table presents our results of operations for the three months ended June 30, 2020 and 2019, including the amount and percentage change in these results between the two periods.

	Three Months Ended June 30,
	2020	2019	Change ($)	Change (%)
Revenues:
Owned properties	$177,186	$203,156	$(25,970)	(12.8)%
On-campus participating properties	4,101	6,396	(2,295)	(35.9)%
Third-party development services	1,290	3,607	(2,317)	(64.2)%
Third-party management services	2,668	3,465	(797)	(23.0)%
Resident services	302	747	(445)	(59.6)%
Total revenues	185,547	217,371	(31,824)	(14.6)%

Operating expenses:
Owned properties	85,749	90,763	(5,014)	(5.5)%
On-campus participating properties	3,208	3,806	(598)	(15.7)%
Third-party development and management services	4,977	4,513	464	10.3%
General and administrative	9,767	8,115	1,652	20.4%
Depreciation and amortization	66,441	68,815	(2,374)	(3.4)%
Ground/facility leases	2,893	3,236	(343)	(10.6)%
Loss from disposition of real estate	—	282	(282)	(100.0)%
Total operating expenses	173,035	179,530	(6,495)	(3.6)%

Operating income	12,512	37,841	(25,329)	(66.9)%

Nonoperating income (expenses):
Interest income	870	969	(99)	(10.2)%
Interest expense	(27,168)	(27,068)	(100)	0.4%
Amortization of deferred financing costs	(1,255)	(1,218)	(37)	3.0%
Total nonoperating expenses	(27,553)	(27,317)	(236)	0.9%

(Loss) income before income taxes	(15,041)	10,524	(25,565)	(242.9)%
Income tax provision	(381)	(314)	(67)	21.3%

Net (loss) income	(15,422)	10,210	(25,632)	(251.0)%

Net loss attributable to noncontrolling interests	2,078	176	1,902	1,080.7%
Net (loss) income attributable to ACC, Inc. and Subsidiaries common stockholders	$(13,344)	$10,386	$(23,730)	(228.5)%

Same Store and New Property Operations

We define our same store property portfolio as owned properties that were owned and operating for both of the full years ended December 31, 2020 and December 31, 2019, which are not conducting or planning to conduct substantial development, redevelopment, or repositioning activities, and are not classified as held for sale as of June 30, 2020. It also includes the full operating results of properties owned through joint ventures in which the company has a controlling financial interest and which are consolidated for financial reporting purposes.

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

A reconciliation of our same store, new property and sold/other property operations to our consolidated statements of comprehensive income is set forth below:

	Same Store Properties		New Properties		Sold Properties/Other(1)			Total - All Properties
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,			Three Months Ended June 30,
	2020	2019	2020	2019	2020	2019		2020	2019
Number of properties	152	152	5	—	—	5	(2)	157	157
Number of beds	92,193	92,193	3,159	—	—	2,911		95,352	95,104

Revenues (3)	$169,366	$197,400	$8,122	$222	$—	$6,281		$177,488	$203,903
Operating expenses	82,112	87,043	3,589	659	48	3,061		85,749	90,763

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

Same Store Properties:  The decrease in revenue from our same store properties was primarily due to the following impacts of COVID-19: (i) approximately $15.1 million in rent refunds and/or early lease terminations was provided to tenants at our on-campus ACE properties and certain off-campus residence halls; (ii) approximately $8.3 million in rent was forgiven as part of our Resident Hardship Program for residents and families who experienced financial hardship due to COVID-19; and (iii) approximately $7.2 million of the decrease as compared to the prior year was a result of lost summer camp and conference revenue, waived fees, an increase in the provision for uncollectible accounts and other items.

The decrease in operating expenses for our same store properties was primarily due to the following factors which resulted from COVID-19: (i) a decrease in general and administrative expenses due to significantly less travel as well as lower payments made to our university partners under Marketing & Licensing Agreements (ii) a decrease in utilities expense resulting from decreased occupancy at our same store properties, and (iii) a reduction in marketing expenses due to transitioning our marketing and leasing activities to primarily virtual channels. These decreases were offset by an increase in property taxes resulting from an increase in assessed values in certain markets.

New Property Operations: Our new properties for the three and six months ended June 30, 2020 include development properties that completed construction and opened for operations in Fall 2019. These properties are summarized in the table below:

Property	Location	Primary University Served	Beds	Opening Date

191 College	Auburn, AL	Auburn University	495	August 2019
LightView (ACE)	Boston, MA	Northeastern University	825	August 2019
University of Arizona Honors College (ACE)	Tucson, AZ	University of Arizona	1,056	August 2019
The Flex at Stadium Centre	Tallahassee, FL	Florida State University	340	August 2019
959 Franklin	Eugene, OR	University of Oregon	443	September 2019
		Total - New Properties	3,159

On-Campus Participating Properties (“OCPP”) Operations

Same Store OCPP Properties: As of June 30, 2020, we had six on-campus participating properties containing 5,230 beds. Revenues from these properties decreased by $2.3 million, from $6.4 million for the three months ended June 30, 2019, to $4.1 million for the three months ended June 30, 2020. This decrease was primarily due the universities’ decisions to provide rent abatements and/or early lease terminations to tenants due to COVID-19, in addition to an increase in the provision for uncollectible accounts. Operating expenses at these properties decreased by $0.6 million, from $3.8 million for the three months ended June 30, 2019, to $3.2 million for the three months ended June 30, 2020. This decrease was primarily due to decreases in payroll, maintenance and utilities as a result of decreased occupancy at the properties due to COVID-19.

Third-Party Development Services Revenue

Third-party development services revenue decreased by approximately $2.3 million, from $3.6 million during the three months ended June 30, 2019, to $1.3 million for the three months ended June 30, 2020.  The decrease was primarily due to the closing of bond financing and commencement of construction of the ninth phase at Prairie View A&M University during the prior year quarter, which contributed approximately $1.5 million in revenue for the three months ended June 30, 2019, in addition to a decrease in the number of third-party development projects under construction during the three months ended June 30, 2020 as compared to the three months ended June 30, 2019. During the three months ended June 30, 2020 we had three projects under construction with an average contractual fee of $4.7 million, as compared to seven projects under construction during the three months ended June 30, 2019 with an average contractual fee of $3.7 million.

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

Third-Party Management Services Revenue

Third-party management services revenue decreased by approximately $0.8 million, from $3.5 million during the three months ended June 30, 2019, to $2.7 million for the three months ended June 30, 2020. The decrease was primarily due to decreased revenue at our managed properties resulting from COVID-19, upon which our management fees are based.

General and Administrative

General and administrative expenses increased by approximately $1.7 million, from $8.1 million during the three months ended June 30, 2019, to $9.8 million for the three months ended June 30, 2020. The increase was primarily due to additional expenses incurred in connection with enhancements to our operating systems platform and other general inflationary factors.

Depreciation and Amortization

Depreciation and amortization decreased by approximately $2.4 million, from $68.8 million during the three months ended June 30, 2019, to $66.4 million for the three months ended June 30, 2020.  The decrease was primarily due to a $4.3 million decrease related to assets at our same store properties that became fully depreciated or amortized over the last year, a decrease of approximately $1.8 million related to properties sold in 2019 and 2020, and a decrease of approximately $0.3 million in depreciation of corporate assets. These decreases were offset by an increase of approximately $4.0 million related to the completion of construction and opening of owned development properties in Fall 2019.

Interest Expense

Interest expense increased by approximately $0.1 million, from $27.1 million during the three months ended June 30, 2019, to $27.2 million for the three months ended June 30, 2020. The increase was primarily due to $3.5 million of additional interest incurred related to our offerings of unsecured notes in June 2019, January 2020 and June 2020, net of unsecured notes repaid in January 2020 that were originally scheduled to mature in October 2020. This increase was offset by: (i) a $1.9 million decrease related to the timing of borrowings under our unsecured revolving credit facility during the respective three-month periods; (ii) a $0.9 million decrease in default interest related to a property that was transferred to the lender in settlement of the property’s mortgage loan in July 2019; and (iii) a $0.5 million decrease in interest on our term loan facility due to interest rate swaps executed in November and December 2019.

Net Loss Attributable to Noncontrolling Interests

Net loss attributable to noncontrolling interests represents consolidated joint venture partners’ share of net loss, as well as net loss allocable to holders of Operating Partnership units. Net loss attributable to noncontrolling interests increased by $1.9 million, from $0.2 million for the three months ended June 30, 2019 to $2.1 million for the three months ended June 30, 2020. The increase is primarily due to decreased operating performance at certain properties held through joint ventures due to the impact of COVID-19, partially offset by the purchase of the remaining ownership interests in properties held in a joint venture as part of the Core Transaction.

Comparison of the Six Months Ended June 30, 2020 and June 30, 2019

The following table presents our results of operations for the six months ended June 30, 2020 and 2019, including the amount and percentage change in these results between the two periods.

	Six Months Ended June 30,
	2020	2019	Change ($)	Change (%)
Revenues
Owned properties	$409,277	$427,575	$(18,298)	(4.3)%
On-campus participating properties	14,810	17,844	(3,034)	(17.0)%
Third-party development services	3,345	6,778	(3,433)	(50.6)%
Third-party management services	6,497	5,776	721	12.5%
Resident services	1,022	1,529	(507)	(33.2)%
Total revenues	434,951	459,502	(24,551)	(5.3)%

Operating expenses (income)
Owned properties	178,223	182,932	(4,709)	(2.6)%
On-campus participating properties	6,574	7,763	(1,189)	(15.3)%
Third-party development and management services	11,184	8,699	2,485	28.6%
General and administrative	19,925	15,430	4,495	29.1%
Depreciation and amortization	132,610	137,570	(4,960)	(3.6)%
Ground/facility leases	6,962	6,785	177	2.6%
(Gain) loss from disposition of real estate	(48,525)	282	(48,807)	(17,307.4)%
Provision for impairment	—	3,201	(3,201)	(100.0)%
Total operating expenses	306,953	362,662	(55,709)	(15.4)%

Operating income	127,998	96,840	31,158	32.2%

Nonoperating income (expenses)
Interest income	1,721	1,895	(174)	(9.2)%
Interest expense	(54,951)	(54,129)	(822)	1.5%
Amortization of deferred financing costs	(2,542)	(2,350)	(192)	8.2%
Loss from extinguishment of debt	(4,827)	—	(4,827)	100.0%
Total nonoperating expenses	(60,599)	(54,584)	(6,015)	11.0%

Income before income taxes	67,399	42,256	25,143	59.5%
Income tax provision	(760)	(678)	(82)	12.1%
Net income	66,639	41,578	25,061	60.3%

Net loss (income) attributable to noncontrolling interests	872	(1,552)	2,424	(156.2)%
Net income attributable to ACC, Inc. and Subsidiaries common stockholders	$67,511	$40,026	$27,485	68.7%

Same Store and New Property Operations

A reconciliation of our same store, new property and sold/other property operations to our consolidated statements of comprehensive income is set forth below:

	Same Store Properties		New Properties		Sold Properties/Other (1)			Total - All Properties
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,			Six Months Ended June 30,
	2020	2019	2020	2019	2020	2019		2020	2019
Number of properties	152	152	5	—	1	5	(2)	158	157
Number of beds	92,193	92,193	3,159	—	901	2,911		96,253	95,104

Revenues (3)	$389,133	$415,631	$18,465	$443	$2,701	$13,030		$410,299	$429,104
Operating expenses	170,225	175,163	6,880	1,184	1,118	6,585		178,223	182,932

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

Same Store Properties:  The decrease in revenue from our same store properties was primarily due to the same factors that contributed to the decrease for the three months ended June 30, 2020. This decrease was partially offset by an increase in average rental rates for the 2019/2020 academic year.

The decrease in operating expenses from our same store properties was primarily due to the same factors that contributed to the decrease for the three months ended June 30, 2020.

New Property Operations: Our new properties for the six months ended June 30, 2020 are summarized in the table of new properties contained in the discussion of our results of operations for the three months ended June 30, 2020 and 2019.

On-Campus Participating Properties (“OCPP”) Operations

As of June 30, 2020, we had six OCPPs containing 5,230 beds. Revenues from these properties decreased by $3.0 million, from $17.8 million for the six months ended June 30, 2019, to $14.8 million for the six months ended June 30, 2020. The increase is primarily due to the same factors that contributed to the increase for the three months ended June 30, 2020.

Operating expenses at these properties decreased by approximately $1.2 million, from $7.8 million for the six months ended June 30, 2019 to $6.6 million for the six months ended June 30, 2020. The decrease is primarily due to the same factors that contributed to the increase for the three months ended June 30, 2020.

Third-Party Development Services Revenue

Third-party development services revenue decreased by approximately $3.5 million, from $6.8 million during the six months ended June 30, 2019, to $3.3 million for the six months ended June 30, 2020.  The decrease was primarily due to the closing of bond financing and commencement of construction of three projects during the six months ended June 30, 2019, which contributed $4.3 million in revenue during the prior year period, in addition to a decrease in the number of third-party development projects under construction during the six months ended June 30, 2020, as compared to the six months ended June 30, 2019. During the six months ended June 30, 2020 we had three projects under construction with an average contractual fee of $4.7 million, as compared to eight projects under construction during the six months ended June 30, 2019 with an average contractual fee of $3.7 million.

Third-Party Management Services Revenue

Third-party management services revenue increased by approximately $0.7 million, from $5.8 million during the six months ended June 30, 2019, to $6.5 million for the six months ended June 30, 2020. The increase was primarily due to reimbursed payroll and other costs from the Disney College Program management contract which began in April 2019. As facilities manager, the Company is responsible for the operations and maintenance of the projects. Because of the company’s role in funding payroll costs for on-site personnel at the properties, as well as other miscellaneous costs, accounting guidance requires the management fee for this project to be recorded on a gross basis in the Company’s consolidated financial statements. Accordingly, both management services revenue and third-party management services expenses for the six months ended June 30, 2020 include approximately $2.1 million in such reimbursed costs as compared to approximately $1.1 million during the six months ended June 30, 2019. This increase was partially offset by the same factors that contributed to the decrease in third-party management services revenue for the three months ended June 30, 2020, as discussed above.

Third-Party Development and Management Services Expenses

Third-party development and management services expenses increased by approximately $2.5 million, from $8.7 million during the six months ended June 30, 2019, to $11.2 million for the six months ended June 30, 2020. The increase is primarily due to an increase in reimbursed payroll and other costs from the Disney College Program management contract as described above, increased pursuit activity for potential third-party development and management contracts, and an increase in the provision for uncollectible accounts related to accounts receivable from third-party development and management projects.

General and Administrative

General and administrative expenses increased by approximately $4.5 million from $15.4 million during the six months ended June 30, 2019, to $19.9 million for the six months ended June 30, 2020. The increase was primarily due to $1.1 million in litigation settlement expenses incurred during the three months ended March 31, 2020, as well as additional expenses incurred in connection with enhancements to our operating systems platform and other general inflationary factors.

Depreciation and Amortization

Depreciation and amortization decreased by approximately $5.0 million, from $137.6 million during the six months ended June 30, 2019, to $132.6 million for the six months ended June 30, 2020.  The decrease was primarily due to an $8.5 million decrease at our same store properties due to assets that became fully amortized or depreciated over the last year, a $3.5 million decrease related to properties sold in 2019 and 2020 and a decrease of approximately $0.6 million in depreciation of corporate assets. These decreases were offset by an increase of approximately $7.6 million related to the completion of construction and opening of owned development properties in Fall 2019.

(Gain) Loss from Disposition of Real Estate

During the six months ended June 30, 2020, we sold one owned property containing 901 beds, resulting in a net gain from disposition of real estate of approximately $48.5 million. During the six months ended June 30, 2019, we sold one owned property containing 544 beds, resulting in a net loss from disposition of real estate of approximately $0.3 million. Refer to Note 4 in the accompanying Notes to the Consolidated Financial Statements contained in Item 1.

Provision for Impairment

During the six months ended June 30, 2019, we recorded an impairment charge of approximately $3.2 million for one owned property serving students attending Florida A&M University, which was classified as held for sale as of March 31, 2019 and was sold in May 2019.

Interest Expense

Interest expense increased by approximately $0.9 million, from $54.1 million during the six months ended June 30, 2019, to $55.0 million for the six months ended June 30, 2020. The increase was primarily due to $6.9 million of additional interest incurred related to our offerings of unsecured notes in June 2019, January 2020 and June 2020, net of unsecured notes repaid in January 2020 that were originally scheduled to mature in October 2020, and a $0.3 million decrease in capitalized interest. This increase was offset by: (i) a $2.1 million decrease related to the timing of borrowings under our unsecured revolving credit facility during the respective six-month periods; (ii) a $1.7 million decrease in default interest related to a property that was transferred to the lender in settlement of the property’s mortgage loan in July 2019; (iii) a $1.0 million decrease in interest on our term loan facility due to interest rate swaps executed in November and December 2019; (iv) a $0.6 million decrease due to the pay-off of mortgage debt in 2020; and (v) a $0.3 million decrease at our on-campus participating properties due to scheduled principal payments.

Loss from Early Extinguishment of Debt

During the six months ended June 30, 2020, we recognized a $4.8 million loss on the extinguishment of debt related to the early redemption of our $400 million 3.35% Senior Notes due October 2020. The redemption was funded using net proceeds from the Operating Partnership’s closing of a $400 million offering of senior unsecured notes under its existing shelf registration in January 2020. Refer to Note 6 in the accompanying Notes to Consolidated Financial Statements in Item 1 for a detailed discussion of this transaction.

Net Loss (Income) Attributable to Noncontrolling Interests

Net loss (income) attributable to noncontrolling interests represents consolidated joint venture partners’ share of net loss (income), as well as net loss (income) allocable to holders of Operating Partnership units. Net income attributable to noncontrolling interests decreased by $2.5 million, from net income of $1.6 million for the six months ended June 30, 2019, to a net loss of $0.9 million for the six months ended June 30, 2020. This decrease is primarily due to the purchase of the remaining ownership interests in properties held in a joint venture as part of the Core Transaction, as well as decreased operating performance at certain properties held through joint ventures due to COVID-19.

Liquidity and Capital Resources

Cash Balances and Cash Flows

As of June 30, 2020, we had $61.0 million in cash and cash equivalents and restricted cash as compared to $81.3 million in cash and cash equivalents and restricted cash as of December 31, 2019.  Restricted cash primarily consists of escrow accounts held by lenders, resident security deposits as required by law in certain states, and funds held in escrow in connection with potential acquisition and development opportunities.  The following discussion relates to changes in cash due to operating, investing and financing activities, which are presented in our consolidated statements of cash flows included in Item 1.

Operating Activities: For the six months ended June 30, 2020, net cash provided by operating activities was approximately $143.1 million, as compared to approximately $148.4 million for the six months ended June 30, 2019, a decrease of $5.3 million.  This decrease was primarily due to rent abatements, early lease terminations, and other financial relief provided by the Company due to COVID-19, the sale of properties in 2019 and 2020, and the timing of property tax payments for owned properties. This decrease was partially offset by operating cash flows from the completion of construction of owned development properties and presale development properties in 2019, the timing of property tax payments for owned properties and the timing of interest payments.

Investing Activities:  Investing activities utilized approximately $51.5 million and $239.6 million for the six months ended June 30, 2020 and 2019, respectively. The $188.1 million decrease in cash utilized was primarily a result of $146.1 million in proceeds from the disposition of one property during the six months ended June 30, 2020 as compared to $8.9 million in proceeds in the prior year related to the sale of one property and a $64.2 million decrease in cash used to fund the construction of our owned development properties. These decreases in cash utilized were partially offset by a $12.3 million increase in other investing activities due to the reimbursement of construction costs for the Disney Education Center, which was classified as a deferred financing lease.

Financing Activities: For the six months ended June 30, 2020, net cash utilized in financing activities totaled approximately $112.0 million as compared to net cash provided by financing activities of $73.4 million for the six months ended June 30, 2019. The $185.4 million increase in cash utilized by financing activities was primarily a result of the following: (i) the $404.2 million pay-off of unsecured notes including costs associated with the early extinguishment of the notes; (ii) the purchase of the remaining ownership interest in two properties for $77.2 million; (iii) a $37.5 million increase in net paydowns on our revolving credit facility;

(iv) the $34.2 million pay-off of mortgage debt; and (v) a $26.1 million decrease due to proceeds from construction loans in the prior year period. These increases in cash utilized by financing activities were partially offset by a $393.9 million increase in proceeds from the issuance of unsecured notes, net of issuance costs.

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

As of June 30, 2020, the Company has met its financial obligations and believes it has sufficient liquidity to withstand future disruption. The Company has no additional debt maturities for the remainder of 2020, and has enacted expense reduction initiatives, including suspending all non-essential capital improvement projects. Additionally, in June 2020, the Company closed a $400 million offering of 3.875% 10-year senior unsecured notes, resulting in net proceeds of $391.7 million. The proceeds were used to repay borrowings under the Company’s revolving credit facility, thus providing additional liquidity.

As of June 30, 2020, our short-term liquidity needs included, but were not limited to, the following: (i) potential distribution payments to our common and restricted stockholders totaling approximately $260.8 million assuming no change from the Company’s most recent quarterly distribution of $0.47 per share and the number of our shares outstanding as of June 30, 2020; (ii) potential distribution payments to our Operating Partnership unitholders totaling approximately $0.9 million assuming no change from the Operating Partnership’s most recent quarterly distribution of $0.47 per unit and the number of units outstanding as of June 30, 2020 and a cumulative preferential per annum cash distribution rate of 5.99% on our Preferred OP Units based on the number of units outstanding as of June 30, 2020; (iii) estimated development costs over the next 12 months totaling approximately $226.7 million for our owned properties currently under construction; (iv) the pay-off of approximately $126.3 million of outstanding fixed rate mortgage debt scheduled to mature in the next 12 months; (v) potential future developments, property or land acquisitions; and (vi) recurring capital expenditures.

We expect to meet our short-term liquidity requirements by: (i) utilizing current cash on hand and net cash provided by operations; (ii) borrowing under our existing revolving credit facility, which has availability of $813.5 million as of June 30, 2020; (iii) accessing the unsecured bond market; (iv) exercising debt extension options to the extent they are available; (v) issuing securities, including common stock, under our ATM Equity Program discussed more fully in Note 7 in the accompanying Notes to Consolidated Financial Statements contained in Item 1, or otherwise; and (vi) potentially disposing of properties and/or entering into joint venture arrangements, depending on market conditions. Our ability to obtain additional financing will depend on a variety of factors such as market conditions, the general availability of credit, the overall availability of credit to the real estate industry, our credit ratings and credit capacity, as well as the perception of lenders regarding our long or short-term financial prospects.

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

Although the Company believes it has sufficient liquidity as of June 30, 2020 to withstand future disruption related to COVID-19, the impact of the pandemic on global capital markets has impacted our stock price and credit ratings and introduced additional economic uncertainty, which could affect our ability to obtain additional financing to meet short-term and/or long-term liquidity needs.

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

On July 29, 2020, our Board of Directors declared a distribution per share of $0.47, which will be paid on August 21, 2020 to all common stockholders of record as of August 10, 2020.  At the same time, the Operating Partnership will pay an equivalent amount per unit to holders of Common OP Units, as well as the quarterly cumulative preferential distribution to holders of Preferred OP Units.

Although the ultimate magnitude of the impact of COVID-19 on the Company’s future cash flows is uncertain, any curtailed or deferred tenant demand, additional lease terminations, rent refunds or abatements, or increased uncollectible accounts could have a material adverse effect on our cash flows from operations, and thus the Company’s ability to make distributions to stockholders and unitholders.

Indebtedness

The amounts below exclude net unamortized debt premiums and discounts related to mortgage loans assumed in connection with property acquisitions, original issue discounts (“OID”s), and deferred financing costs (see Note 6 in the accompanying Notes to the Consolidated Financial Statements contained in Item 1). A summary of our consolidated indebtedness as of June 30, 2020 is as follows:

	Amount	% of Total	Weighted Average Rates (1)	Weighted Average Maturities
Secured	$744,540	21.2%	4.5%	6.0 Years
Unsecured	2,786,500	78.8%	3.4%	6.1 Years
Total consolidated debt	$3,531,040	100.0%	3.6%	6.0 Years

Fixed rate debt
Secured
Project-based taxable bonds	$23,215	0.7%	7.6%	4.4 Years
Mortgage	718,679	20.4%	4.4%	6.0 Years
Unsecured
April 2013 Notes	400,000	11.3%	3.8%	2.8 Years
June 2014 Notes	400,000	11.3%	4.1%	4.0 Years
October 2017 Notes	400,000	11.3%	3.6%	7.4 Years
June 2019 Notes	400,000	11.3%	3.3%	6.0 Years
January 2020 Notes	400,000	11.3%	2.9%	9.6 Years
June 2020 Notes	400,000	11.3%	3.9%	10.6 Years
Term loans	200,000	5.7%	2.5%	2.0 Years
Total - fixed rate debt	3,341,894	94.6%	3.7%	6.3 Years

Variable rate debt:
Secured
Mortgage	2,646	0.1%	2.7%	25.1 Years
Unsecured
Unsecured revolving credit facility	186,500	5.3%	1.4%	1.7 Years
Total - variable rate debt	189,146	5.4%	1.4%	2.0 Years
Total consolidated debt	$3,531,040	100.0%	3.6%	6.0 Years

(1)	Represents stated interest rate and does not include the effect of the amortization of deferred financing costs, debt premiums and discounts, OIDs, and interest rate swap terminations.

As discussed previously, as of June 30, 2020, the Company has met its financial obligations including servicing its debt and believes it has sufficient liquidity to withstand future disruption. However, the ultimate magnitude of the pandemic on our future cash flows and liquidity position is uncertain at this time. While the Company was in compliance with all debt covenants for both secured and unsecured indebtedness as of June 30, 2020, the economic disruption caused by the COVID-19 pandemic could adversely affect our future ability to remain in compliance with our debt covenants, depending on the ultimate impact on the valuation of collateral and the incurrence of any additional financing to meet our liquidity needs. The specific covenants that management is closely monitoring as the situation evolves include the debt-to-total asset value and fixed charge coverage requirements under the Company’s unsecured revolving credit facility. As it relates to the debt-to-total asset value covenant, which is highly dependent on net operating income levels of the Company’s operating properties, management believes that net operating income at such properties could decrease in the next 12 months by up to approximately $145 million before the Company is at risk of potentially violating the covenant. As it relates to the fixed charge coverage covenant, which is highly dependent upon a specific measure of Earnings Before Interest, Taxes, Depreciation, and Amortization (“EBITDA”), as defined in the related agreement, management believes that the EBITDA measure for the next 12 months could decrease by up to approximately $255 million before the Company is at risk of potentially violating the covenant. In addition, our credit ratings given by Moody’s and Standard & Poor’s are based on a number of factors, which include their assessment of our financial strength, liquidity, capital structure, asset quality and sustainability of cash flow and earnings. If we are unable to maintain our current credit ratings due to the COVID-19 pandemic or any other matter, the cost of funds under our credit facilities and our liquidity and access to capital markets would be adversely affected. The Company has a BBB credit rating with a stable outlook from Moody’s Investors Services, Inc. and a Baa2 credit rating with a negative outlook from Standard & Poor’s Rating Group.

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

The following table presents a reconciliation of our net income attributable to common stockholders to FFO and FFOM:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net (loss) income attributable to ACC, Inc. and Subsidiaries common stockholders	$(13,344)	$10,386	$67,511	$40,026
Noncontrolling interests' share of net (loss) income	(2,078)	(176)	(872)	1,552

Joint Venture ("JV") partners' share of FFO
JV partners' share of net loss (income)	2,046	230	1,130	(1,338)
JV partners' share of depreciation and amortization	(1,927)	(2,186)	(3,892)	(4,343)
	119	(1,956)	(2,762)	(5,681)

Loss (gain) from disposition of real estate	—	282	(48,525)	282
Elimination of provision for real estate impairment	—	—	—	3,201
Total depreciation and amortization	66,441	68,815	132,610	137,570
Corporate depreciation (1)	(885)	(1,171)	(1,774)	(2,393)
FFO attributable to common stockholders and OP unitholders	50,253	76,180	146,188	174,557

Elimination of operations of on-campus participating properties ("OCPPs")
Net loss (income) from OCPPs	2,206	1,130	(1,500)	(2,562)
Amortization of investment in OCPPs	(2,045)	(2,016)	(4,082)	(4,045)
	50,414	75,294	140,606	167,950

Modifications to reflect operational performance of OCPPs
Our share of net cash flow (2)	254	828	1,114	1,710
Management fees and other	244	408	827	1,228
Contribution from OCPPs	498	1,236	1,941	2,938

Elimination of loss from extinguishment of debt (3)	—	—	4,827	—
Elimination of litigation settlement expense (4)	—	—	1,100	—
Elimination of FFO from property in receivership (5)	—	839	—	1,808
Funds from operations-modified ("FFOM") attributable to common stockholders and OP unitholders	$50,912	$77,369	$148,474	$172,696

FFO per share - diluted	$0.36	$0.55	$1.05	$1.26
FFOM per share - diluted	$0.37	$0.56	$1.07	$1.24
Weighted-average common shares outstanding - diluted	139,220,414	138,873,418	139,155,823	138,842,644

(1)	Represents depreciation on corporate assets not added back for purposes of calculating FFO.

(2)
50% of the properties’ net cash available for distribution after payment of operating expenses, debt service (including repayment of principal) and capital expenditures which is included in ground/facility leases expense in the consolidated statements of comprehensive income. The decrease as compared to prior year is a result of the universities' decisions to provide rent abatements to tenants related to COVID-19.

(3)	Represents loss associated with the January 2020 redemption of the Company's $400 million 3.35% Senior Notes originally scheduled to mature in October 2020.

(4)	Represents the settlement of a litigation matter that is included in general and administrative expenses in the accompanying consolidated statements of comprehensive income.

(5)	Represents FFO for an owned property that was transferred to the lender in July 2019 in settlement of the property's mortgage loan.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company manages its market risk by matching projected cash inflows from operating, investing, and financing activities with projected cash outflows for debt service, acquisitions, capital expenditures, distributions to stockholders and unitholders, and other cash requirements. The Company is exposed to adverse changes in prevailing market rates and the impact of adverse interest rate changes on its unsecured credit facility as well as its ability to incur more debt without stockholder approval. However, the Company uses derivative instruments to manage exposure to interest rates, and the majority of its outstanding debt has fixed interest rates.  No material changes have occurred in relation to market risk since our Annual Report on Form 10-K for the year ended December 31, 2019, except as disclosed in Part II, Item 1A, herein, “Risk Factors.”

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

(b)	Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impacts to our internal control over financial reporting to date as a result of a majority of our corporate office employees working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing our internal control environment to ensure that our controls continue to be designed effectively and continue to operate effectively throughout the duration of the pandemic.

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

(b)	Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impacts to our internal control over financial reporting to date as a result of a majority of our corporate office employees working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing our internal control environment to ensure that our controls continue to be designed effectively and continue to operate effectively throughout the duration of the pandemic.

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

Item 1A.  Risk Factors

Except as described below, there have been no material changes to the risk factors that were discussed in Part 1, Item 1A of the Company’s and the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2019 and in Part II, Item 1A of the Company’s and the Operating Partnership’s Quarterly Report on from 10-Q for the quarterly period ended March 31, 2020.

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
Beginning in April 2020, our operations began to be negatively affected by a range of external factors related to the COVID-19 pandemic that are not within our control. All of the colleges and universities our properties serve canceled in-person classes for the remainder of the spring and summer term and many closed their on-campus residence halls or encouraged students living in on-campus residence halls to return to their permanent residences for the remainder of the spring term and in some cases for the summer term. Also, a wide range of restrictions on physical movement imposed by governmental entities to limit the spread of COVID-19 have been in effect. While our properties remain open, as a result of these actions, we have experienced significant decreases in students physically occupying their units at many of our properties. We have waived all late fees, online payment fees and financial-related eviction proceedings temporarily and are working with residents and families who endure financial hardship on a case by case basis. In certain circumstances, we have provided financial assistance including rent abatements and/or early lease terminations at both our off-campus properties and our on-campus properties based on individual university policies. In addition, we transitioned property tours and other leasing activities to virtual experiences. Furthermore, we have experienced cancellations of summer camps, conferences and other events, which has impacted revenue we typically earn during the summer months at certain of our properties. We have also experienced delays in the closing of financing and commencement of construction for our third-party development projects, resulting in the revenue anticipated to be earned from such projects being delayed to future years. Curtailed or deferred tenant demand and additional delays in our third-party development projects could materially adversely affect our revenues and cash flows from operations, and thus our ability to make distributions to stockholders and unitholders and service indebtedness.
As of July 19, 2020, a third party source reported that 63 of the 68 universities served by the Company’s communities are planning for a return to in-person classes or a hybrid in-person model for Fall 2020, while only five are planning for primarily online classes. However, at this time, there remains uncertainty as to the dates for reopening by colleges and universities, and whether these plans will change. Should a significant number of the colleges and universities that our properties serve fail to resume in-person classes for the upcoming 2020/2021 academic year or decide to cancel classes due to a resurgence of COVID-19 cases or additional governmental actions restricting physical movement, we would experience further adverse effects.
A significant number of the locations in which we conduct business have been subject to “shelter in place” or “stay at home” orders adopted by state and local authorities. This resulted in a temporary closing of our corporate headquarters and other offices and the implementation of travel restrictions, all of which disrupted how we operate our business. We have taken steps to allow our workforce to render critical business functions remotely. Many of these measures are being deployed for the first time and there is no guarantee that the data security and privacy safeguards we have put in place will be completely effective or that we will not encounter some of the common risks associated with employees accessing data and systems remotely. Additionally, some of these orders may adversely affect the completion of some or all of our projects under development at both universities and at Walt Disney World® Resort if we are required to temporarily cease construction entirely, experience delays in obtaining governmental permits and authorizations, or experience disruption in the supply of materials or labor, which may result in our not completing these development projects on schedule or within budgeted amounts.

The COVID-19 pandemic has impacted the capital markets and could impact our cost of borrowing. Also, the pandemic may pose risks arising from market liquidity and credit concerns. Any deterioration of the capital markets could cause our income and expense to vary from expectations. As of June 30, 2020, we had no impairment charges associated with our long-term real estate investments, but we cannot predict future market conditions, market liquidity or credit availability, and can provide no assurance that our real estate portfolio will remain materially unimpaired. While we were in compliance with all debt covenants for both secured and unsecured indebtedness as of June 30, 2020, the economic disruption caused by the COVID-19 pandemic could affect our future ability to remain in compliance with our debt covenants, depending on the ultimate impact to the valuation of collateral and any additional financing we obtain to meet our liquidity needs. In addition, our credit ratings given by Moody’s and Standard & Poor’s are based on a number of factors, which include their assessment of our financial strength, liquidity, capital structure, asset quality and sustainability of cash flow and earnings. If we are unable to maintain our current credit ratings due to the COVID-19 pandemic or other changes in market conditions, the cost of funds under our credit facilities and our liquidity and access to capital markets would be adversely affected.
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

Dated:	July 31, 2020

AMERICAN CAMPUS COMMUNITIES, INC.

By:	/s/ Daniel B. Perry

Daniel B. Perry Executive Vice President, Chief Financial Officer, Treasurer and Secretary

By:	/s/ Kim K. Voss

Kim K. Voss Executive Vice President, Chief Accounting Officer, and Assistant Secretary

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	July 31, 2020

AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP LP
By:	American Campus Communities Holdings, LLC, its general partner
	By:	American Campus Communities, Inc., its sole member

	By:	/s/ Daniel B. Perry

Daniel B. Perry Executive Vice President, Chief Financial Officer, Treasurer and Secretary

	By:	/s/ Kim K. Voss

Kim K. Voss Executive Vice President, Chief Accounting Officer, and Assistant Secretary