Form 10-Q
period 2020-09-30
AMERICAN CAMPUS COMMUNITIES INC; American Campus Communities Operating Partnership LP
filed 2020-11-06
CIK 1283630, 1357369

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2020.

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

There were 137,632,091 shares of the American Campus Communities, Inc.’s common stock with a par value of $0.01 per share outstanding as of the close of business on October 30, 2020.

EXPLANATORY NOTE

This report combines the reports on Form 10-Q for the quarterly period ended September 30, 2020 of American Campus Communities, Inc. and American Campus Communities Operating Partnership LP. Unless stated otherwise or the context otherwise requires, references to “ACC” mean American Campus Communities, Inc., a Maryland corporation that has elected to be treated as a real estate investment trust (“REIT”) under the Internal Revenue Code, and references to “ACCOP” mean American Campus Communities Operating Partnership LP, a Maryland limited partnership. References to the “Company,” “we,” “us” or “our” mean collectively ACC, ACCOP and those entities/subsidiaries owned or controlled by ACC and/or ACCOP. References to the “Operating Partnership” mean collectively ACCOP and those entities/subsidiaries owned or controlled by ACCOP. The following chart illustrates the Company’s and the Operating Partnership’s corporate structure:

The general partner of ACCOP is American Campus Communities Holdings, LLC (“ACC Holdings”), an entity that is wholly-owned by ACC. As of September 30, 2020, ACC Holdings held an ownership interest in ACCOP of less than 1%. The limited partners of ACCOP are ACC and other limited partners consisting of current and former members of management and nonaffiliated third parties. As of September 30, 2020, ACC owned an approximate 99.6% limited partnership interest in ACCOP. As the sole member of the general partner of ACCOP, ACC has exclusive control of ACCOP’s day-to-day management. Management operates the Company and the Operating Partnership as one business. The management of ACC consists of the same members as the management of ACCOP. The Company is structured as an umbrella partnership REIT (“UPREIT”) and ACC contributes all net proceeds from its various equity offerings to the Operating Partnership. In return for those contributions, ACC receives a number of units of the Operating Partnership (“OP Units,” see definition below) equal to the number of common shares it has issued in the equity offering. Contributions of properties to the Company can be structured as tax-deferred transactions through the issuance of OP Units in the Operating Partnership. Based on the terms of ACCOP’s partnership agreement, OP Units can be exchanged for ACC’s common shares on a one-for-one basis. The Company maintains a one-for-one relationship between the OP Units of the Operating Partnership issued to ACC and ACC Holdings and the common shares issued to the public. The Company believes that combining the reports on Form 10-Q of ACC and ACCOP into this single report provides the following benefits:

(1)enhances investors’ understanding of the Company and the Operating Partnership by enabling investors to view the business as a whole in the same manner as management views and operates the business;
(2)eliminates duplicative disclosure and provides a more streamlined and readable presentation since a substantial portion of the disclosure applies to both the Company and the Operating Partnership; and
(3)creates time and cost efficiencies through the preparation of one combined report instead of two separate reports.

ACC consolidates ACCOP for financial reporting purposes, and ACC essentially has no assets or liabilities other than its investment in ACCOP. Therefore, the assets and liabilities of the Company and the Operating Partnership are the same on their respective financial statements. However, the Company believes it is important to understand the few differences between the

Company and the Operating Partnership in the context of how the entities operate as a consolidated company. All of the Company’s property ownership, development and related business operations are conducted through the Operating Partnership. ACC also issues public equity from time to time and guarantees certain debt of ACCOP, as disclosed in this report. ACC does not have any indebtedness, as all debt is incurred by the Operating Partnership. The Operating Partnership holds substantially all of the assets of the Company, including the Company’s ownership interests in its joint ventures. The Operating Partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity. Except for the net proceeds from ACC’s equity offerings, which are contributed to the capital of ACCOP in exchange for OP Units on a one-for-one common share per OP Unit basis, the Operating Partnership generates all remaining capital required by the Company’s business. These sources include, but are not limited to, the Operating Partnership’s working capital, net cash provided by operating activities, borrowings under its credit facility, the issuance of unsecured notes, and proceeds received from the disposition of certain properties. Noncontrolling interests, stockholders’ equity, and partners’ capital are the main areas of difference between the consolidated financial statements of the Company and those of the Operating Partnership. The noncontrolling interests in the Operating Partnership’s financial statements consist of the interests of unaffiliated partners in various consolidated joint ventures. The noncontrolling interests in the Company’s financial statements include the same noncontrolling interests at the Operating Partnership level and OP unitholders of the Operating Partnership. The differences between stockholders’ equity and partners’ capital result from differences in the equity issued at the Company and Operating Partnership levels.

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

FORM 10-Q
FOR THE QUARTER ENDED September 30, 2020
 TABLE OF CONTENTS

		PAGE NO.

PART I.

Item 1.	Consolidated Financial Statements of American Campus Communities, Inc. and Subsidiaries:

	Consolidated Balance Sheets as of September 30, 2020 (unaudited) and December 31, 2019	1

	Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2020 and 2019 (all unaudited)	2

	Consolidated Statements of Changes in Equity for the three months ended March 31, 2020 and 2019, June 30, 2020 and 2019, and September 30, 2020 and 2019 (all unaudited)	3

	Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and 2019 (all unaudited)	5

	Consolidated Financial Statements of American Campus Communities Operating Partnership LP and Subsidiaries:

	Consolidated Balance Sheets as of September 30, 2020 (unaudited) and December 31, 2019	7

	Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2020 and 2019 (all unaudited)	8

	Consolidated Statements of Changes in Capital for the three months ended March 31, 2020 and 2019, June 30, 2020 and 2019, and September 30, 2020 and 2019 (all unaudited)	9

	Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and 2019 (all unaudited)	11

	Notes to Consolidated Financial Statements of American Campus Communities, Inc. and Subsidiaries and American Campus Communities Operating Partnership LP and Subsidiaries (unaudited)	13

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31

Item 3.	Quantitative and Qualitative Disclosure about Market Risk	47

Item 4.	Controls and Procedures	47

PART II.

Item 1.	Legal Proceedings	48

Item 1A.	Risk Factors	48

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	49

Item 3.	Defaults Upon Senior Securities	49

Item 4.	Mine Safety Disclosures	49

Item 5.	Other Information	49

Item 6.	Exhibits	50

SIGNATURES		51

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2020	December 31, 2019
	(Unaudited)
Assets

Investments in real estate:
Owned properties, net	$6,704,952	$6,694,715
On-campus participating properties, net	71,156	75,188
Investments in real estate, net	6,776,108	6,769,903

Cash and cash equivalents	44,449	54,650
Restricted cash	23,528	26,698
Student contracts receivable, net	22,008	13,470
Operating lease right of use assets	458,330	460,857
Other assets	257,101	234,176

Total assets	$7,581,524	$7,559,754

Liabilities and equity

Liabilities:
Secured mortgage, construction and bond debt, net	$740,128	$787,426
Unsecured notes, net	2,374,680	1,985,603
Unsecured term loans, net	199,385	199,121
Unsecured revolving credit facility	276,700	425,700
Accounts payable and accrued expenses	87,638	88,411
Operating lease liabilities	483,694	473,070
Other liabilities	202,775	157,368
Total liabilities	4,365,000	4,116,699

Commitments and contingencies (Note 13)

Redeemable noncontrolling interests	20,889	104,381

Equity:
American Campus Communities, Inc. and Subsidiaries stockholders’ equity:
Common stock, $0.01 par value, 800,000,000 shares authorized, 137,540,345 and 137,326,824 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	1,375	1,373
Additional paid in capital	4,472,489	4,458,456
Common stock held in rabbi trust, 91,746 and 77,928 shares at September 30, 2020 and December 31, 2019, respectively	(3,951)	(3,486)
Accumulated earnings and dividends	(1,292,364)	(1,144,721)
Accumulated other comprehensive loss	(24,614)	(16,946)
Total American Campus Communities, Inc. and Subsidiaries stockholders’ equity	3,152,935	3,294,676
Noncontrolling interests – partially owned properties	42,700	43,998
Total equity	3,195,635	3,338,674

Total liabilities and equity	$7,581,524	$7,559,754

Consolidated variable interest entities’ assets and debt included in the above balances:

Investments in real estate, net	$598,505	$788,393
Cash, cash equivalents and restricted cash	$36,635	$59,908
Other assets	$15,956	$18,387
Secured mortgage and construction debt, net	$412,608	$418,241
Accounts payable, accrued expenses and other liabilities	$48,940	$56,976
See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues:
Owned properties	$191,710	$211,082	$600,987	$638,657
On-campus participating properties	5,386	6,944	20,196	24,788
Third-party development services	2,186	5,611	5,531	12,389
Third-party management services	2,771	3,342	9,268	9,118
Resident services	622	726	1,644	2,255
Total revenues	202,675	227,705	637,626	687,207

Operating expenses (income):
Owned properties	106,518	111,836	284,741	294,768
On-campus participating properties	3,783	3,822	10,357	11,585
Third-party development and management services	5,061	5,430	16,245	14,129
General and administrative	8,638	7,165	28,563	22,595
Depreciation and amortization	67,369	68,930	199,979	206,500
Ground/facility leases	3,071	3,215	10,033	10,000
(Gain) loss from disposition of real estate	—	—	(48,525)	282
Provision for impairment	—	—	—	3,201
Total operating expenses	194,440	200,398	501,393	563,060

Operating income	8,235	27,307	136,233	124,147

Nonoperating income (expenses):
Interest income	855	960	2,576	2,855
Interest expense	(29,056)	(28,303)	(84,007)	(82,432)
Amortization of deferred financing costs	(1,349)	(1,315)	(3,891)	(3,665)
Gain (loss) from extinguishment of debt	—	20,992	(4,827)	20,992
Other nonoperating income	264	—	264	—
Total nonoperating expenses	(29,286)	(7,666)	(89,885)	(62,250)

(Loss) income before income taxes	(21,051)	19,641	46,348	61,897
Income tax provision	(373)	(305)	(1,133)	(983)
Net (loss) income	(21,424)	19,336	45,215	60,914
Net loss (income) attributable to noncontrolling interests	1,909	887	2,781	(665)
Net (loss) income attributable to ACC, Inc. and Subsidiaries common stockholders	$(19,515)	$20,223	$47,996	$60,249

Other comprehensive income (loss)
Change in fair value of interest rate swaps and other	1,851	(145)	(7,668)	(14,532)
Comprehensive (loss) income	$(17,664)	$20,078	$40,328	$45,717

Net (loss) income per share attributable to ACC, Inc. and Subsidiaries common shareholders
Basic	$(0.15)	$0.14	$0.34	$0.43
Diluted	$(0.15)	$0.14	$0.33	$0.43

Weighted-average common shares outstanding:
Basic	137,632,091	137,403,842	137,574,485	137,259,130
Diluted	137,632,091	138,375,527	138,678,713	138,257,906

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited, in thousands, except share data)

	Common Shares	Par Value of Common Shares	Additional Paid in Capital	Common Shares Held in Rabbi Trust	Common Shares Held in Rabbi Trust at Cost	Accumulated Earnings and Dividends	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests – Partially Owned Properties	Total
Equity, December 31, 2019	137,326,824	$1,373	$4,458,456	77,928	$(3,486)	$(1,144,721)	$(16,946)	$43,998	$3,338,674
Adjustments to reflect redeemable noncontrolling interests at fair value	—	—	9,490	—	—	—	—	—	9,490
Amortization of restricted stock awards	—	—	3,988	—	—	—	—	—	3,988
Vesting of restricted stock awards	199,695	2	(4,157)	—	—	—	—	—	(4,155)
Distributions to common and restricted stockholders and other ($0.47 per common share)	—	—	—	—	—	(65,242)	—	—	(65,242)
Distributions to noncontrolling interests - partially owned properties	—	—	—	—	—	—	—	(2,566)	(2,566)
Change in fair value of interest rate swaps and other	—	—	—	—	—	—	(9,801)	—	(9,801)
Deposits to deferred compensation plan, net of withdrawals	(3,488)	—	129	3,488	(129)	—	—	—	—
Net income	—	—	—	—	—	80,855	—	895	81,750
Equity, March 31, 2020	137,523,031	$1,375	$4,467,906	81,416	$(3,615)	$(1,129,108)	$(26,747)	$42,327	$3,352,138
Adjustments to reflect redeemable noncontrolling interests at fair value	—	—	(3,410)	—	—	—	—	—	(3,410)
Amortization of restricted stock awards and vesting of restricted stock units	27,644	—	4,439	—	—	—	—	—	4,439
Vesting of restricted stock awards	—	—	(20)	—	—	—	—	—	(20)
Distributions to common and restricted stockholders and other ($0.47 per common share)	—	—	—	—	—	(65,193)	—	—	(65,193)
Distributions to noncontrolling interests - partially owned properties	—	—	—	—	—	—	—	(1,816)	(1,816)
Change in fair value of interest rate swaps and other	—	—	—	—	—	—	282	—	282
Deposits to deferred compensation plan, net of withdrawals	(10,330)	—	336	10,330	(336)	—	—	—	—
Net loss	—	—	—	—	—	(13,344)	—	(2,046)	(15,390)
Equity, June 30, 2020	137,540,345	$1,375	$4,469,251	91,746	$(3,951)	$(1,207,645)	$(26,465)	$38,465	$3,271,030
Adjustments to reflect redeemable noncontrolling interests at fair value	—	—	(264)	—	—	—	—	—	(264)
Amortization of restricted stock awards	—	—	3,502	—	—	—	—	—	3,502
Distributions to common and restricted stockholders and other ($0.47 per common share)	—	—	—	—	—	(65,204)	—	—	(65,204)
Contributions by noncontrolling interests - partially owned properties	—	—	—	—	—	—	—	6,110	6,110
Distributions to noncontrolling interests - partially owned properties	—	—	—	—	—	—	—	(18)	(18)
Change in fair value of interest rate swaps and other	—	—	—	—	—	—	1,851	—	1,851
Net loss	—	—	—	—	—	(19,515)	—	(1,857)	(21,372)
Equity, September 30, 2020	137,540,345	$1,375	$4,472,489	91,746	$(3,951)	$(1,292,364)	$(24,614)	$42,700	3,195,635

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited, in thousands, except share data)

	Common Shares	Par Value of Common Shares	Additional Paid in Capital	Common Shares Held in Rabbi Trust	Common Shares Held in Rabbi Trust at Cost	Accumulated Earnings and Dividends	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests – Partially Owned Properties	Total
Equity, December 31, 2018	136,967,286	$1,370	$4,458,240	69,603	$(3,092)	$(971,070)	$(4,397)	$65,750	$3,546,801
Adjustments to reflect redeemable noncontrolling interests at fair value	—	—	(2,547)	—	—	—	—	—	(2,547)
Amortization of restricted stock awards	—	—	3,765	—	—	—	—	—	3,765
Vesting of restricted stock awards	180,961	—	(3,831)	—	—	—	—	—	(3,831)
Distributions to common and restricted stockholders and other ($0.46 per common share)	—	—	—	—	—	(63,611)	—	—	(63,611)
Contributions by noncontrolling interests - partially owned properties	—	—	—	—	—	—	—	625	625
Distributions to noncontrolling interests - partially owned properties	—	—	—	—	—	—	—	(3,661)	(3,661)
Conversion of common and preferred operating partnership units to common stock	42,271	—	251	—	—	—	—	—	251
Change in fair value of interest rate swaps and other	—	—	—	—	—	—	(5,794)	—	(5,794)
Deposits to deferred compensation plan, net of withdrawals	(1,829)	—	70	1,829	(70)	—	—	—	—
Net income	—	—	—	—	—	29,640	—	1,469	31,109
Equity, March 31, 2019	137,188,689	$1,370	$4,455,948	71,432	$(3,162)	$(1,005,041)	$(10,191)	$64,183	$3,503,107
Adjustments to reflect redeemable noncontrolling interests at fair value	—	—	660	—	—	—	—	—	660
Amortization of restricted stock awards and vesting of restricted stock units	15,925	—	3,744	—	—	—	—	—	3,744
Vesting of restricted stock awards	—	2	(146)	—	—	—	—	—	(144)
Distributions to common and restricted stockholders and other ($0.47 per common share)	—	—	—	—	—	(64,978)	—	—	(64,978)
Contributions by noncontrolling interests - partially owned properties	—	—	—	—	—	—	—	79	79
Distributions to noncontrolling interests - partially owned properties	—	—	—	—	—	—	—	(3,037)	(3,037)
Change in fair value of interest rate swaps and other	—	—	—	—	—	—	4,566	—	4,566
Termination of interest rate swaps	—	—	—	—	—	—	(13,159)	—	(13,159)
Deposits to deferred compensation plan, net of withdrawals	(4,103)	—	206	4,103	(206)	—	—	—	—
Net income (loss)	—	—	—	—	—	10,386	—	(339)	10,047
Equity, June 30, 2019	137,200,511	1,372	4,460,412	75,535	(3,368)	(1,059,633)	(18,784)	60,886	3,440,885
Adjustments to reflect redeemable noncontrolling interests at fair value	—	—	(12,963)	—	—	—	—	—	(12,963)
Amortization of restricted stock awards and vesting of restricted stock units	2,393	—	3,105	—	—	—	—	—	3,105
Distributions to common and restricted stockholders and other ($0.47 per common share)	—	—	—	—	—	(65,038)	—	—	(65,038)
Contributions by noncontrolling interests - partially owned properties	—	—	—	—	—	—	—	220	220
Distributions to noncontrolling interests - partially owned properties	—	—	—	—	—	—	—	(1,348)	(1,348)
Change in ownership of consolidated subsidiary	—	—	(932)	—	—	—	—	(8,532)	(9,464)
Conversion of common and preferred operating partnership units to common stock	126,313	1	5,825	—	—	—	—	—	5,826
Change in fair value of interest rate swaps and other	—	—	—	—	—	—	(145)	—	(145)
Deposits to deferred compensation plan, net of withdrawals	(2,393)	—	118	2,393	(118)	—	—	—	—
Net income (loss)	—	—	—	—	—	20,223	—	(1,037)	19,186
Equity, September 30, 2019	137,326,824	$1,373	$4,455,565	77,928	$(3,486)	$(1,104,448)	$(18,929)	$50,189	$3,380,264
See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2020	2019
Operating activities
Net income	$45,215	$60,914
Adjustments to reconcile net income to net cash provided by operating activities:
(Gain) loss from disposition of real estate	(48,525)	282
Loss (gain) from extinguishment of debt	4,827	(20,992)
Provision for impairment	—	3,201
Depreciation and amortization	199,979	206,500
Amortization of deferred financing costs and debt premiums/discounts	908	289
Share-based compensation	11,929	10,614
Income tax provision	1,133	983
Amortization of interest rate swap terminations and other	1,287	701
Termination of interest rate swaps	—	(13,159)
Changes in operating assets and liabilities:
Student contracts receivable, net	(8,578)	(19,212)
Other assets	(5,997)	(9,061)
Accounts payable and accrued expenses	(2,414)	(3,187)
Other liabilities	44,551	55,853
Net cash provided by operating activities	244,315	273,726

Investing activities
Proceeds from disposition of properties and land parcels	146,144	8,854
Cash paid for acquisition of properties and land parcels	(10,830)	(8,559)
Capital expenditures for owned properties	(46,458)	(52,731)
Investments in owned properties under development	(253,644)	(349,461)
Capital expenditures for on-campus participating properties	(1,931)	(2,517)
Other investing activities	(3,020)	(2,711)
Net cash used in investing activities	(169,739)	(407,125)

Financing activities
Proceeds from unsecured notes	795,808	398,816
Pay-off of mortgage and construction loans	(34,219)	(15,124)
Costs paid related to early extinguishment of debt	(4,156)	—
Pay-off of unsecured notes	(400,000)	—
Proceeds from revolving credit facility	1,655,900	687,700
Paydowns of revolving credit facility	(1,804,900)	(722,900)
Proceeds from construction loans	—	29,893
Scheduled principal payments on debt	(10,063)	(9,843)
Debt issuance costs	(9,614)	(6,462)
Increase in ownership of consolidated subsidiary	(77,200)	(44,109)
Contribution by noncontrolling interests	5,414	1,174
Taxes paid on net-share settlements	(4,175)	(3,975)
Distributions paid to common and restricted stockholders	(195,639)	(193,627)
Distributions paid to noncontrolling interests	(5,103)	(8,874)
Net cash (used in) provided by financing activities	(87,947)	112,669

Net change in cash, cash equivalents, and restricted cash	(13,371)	(20,730)
Cash, cash equivalents, and restricted cash at beginning of period	81,348	106,517
Cash, cash equivalents, and restricted cash at end of period	$67,977	$85,787

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents	$44,449	$56,218
Restricted cash	23,528	29,569
Total cash, cash equivalents, and restricted cash at end of period	$67,977	$85,787

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2020	2019
Supplemental disclosure of non-cash investing and financing activities
Conversion of common and preferred operating partnership units to common stock	$—	$6,077
Accrued development costs and capital expenditures	$29,461	$45,406
Change in fair value of derivative instruments, net	$(8,955)	$(2,074)
Change in fair value of redeemable noncontrolling interest	$5,816	$(14,850)
Initial recognition of operating lease right of use assets	$—	$463,445
Initial recognition of operating lease liabilities	$—	$462,495
Non-cash extinguishment of debt, including accrued interest	$—	$(34,570)
Net assets surrendered in conjunction with extinguishment of debt	$—	$13,578

Supplemental disclosure of cash flow information
Interest paid	$85,916	$81,555

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)

	September 30, 2020	December 31, 2019
	(Unaudited)
Assets

Investments in real estate:
Owned properties, net	$6,704,952	$6,694,715
On-campus participating properties, net	71,156	75,188
Investments in real estate, net	6,776,108	6,769,903

Cash and cash equivalents	44,449	54,650
Restricted cash	23,528	26,698
Student contracts receivable, net	22,008	13,470
Operating lease right of use assets	458,330	460,857
Other assets	257,101	234,176

Total assets	$7,581,524	$7,559,754

Liabilities and capital

Liabilities:
Secured mortgage, construction and bond debt, net	$740,128	$787,426
Unsecured notes, net	2,374,680	1,985,603
Unsecured term loans, net	199,385	199,121
Unsecured revolving credit facility	276,700	425,700
Accounts payable and accrued expenses	87,638	88,411
Operating lease liabilities	483,694	473,070
Other liabilities	202,775	157,368
Total liabilities	4,365,000	4,116,699

Commitments and contingencies (Note 13)

Redeemable limited partners	20,889	104,381

Capital:
Partners’ capital:
General partner - 12,222 OP units outstanding at both September 30, 2020 and December 31, 2019, respectively	27	40
Limited partner - 137,619,869 and 137,392,530 OP units outstanding at September 30, 2020 and December 31, 2019, respectively	3,177,522	3,311,582
Accumulated other comprehensive loss	(24,614)	(16,946)
Total partners’ capital	3,152,935	3,294,676
Noncontrolling interests - partially owned properties	42,700	43,998
Total capital	3,195,635	3,338,674

Total liabilities and capital	$7,581,524	$7,559,754

Consolidated variable interest entities’ assets and debt included in the above balances:

Investments in real estate, net	$598,505	$788,393
Cash, cash equivalents and restricted cash	$36,635	$59,908
Other assets	$15,956	$18,387
Secured mortgage and construction debt, net	$412,608	$418,241
Accounts payable, accrued expenses and other liabilities	$48,940	$56,976

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP LP AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands, except unit and per unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues:
Owned properties	$191,710	$211,082	$600,987	$638,657
On-campus participating properties	5,386	6,944	20,196	24,788
Third-party development services	2,186	5,611	5,531	12,389
Third-party management services	2,771	3,342	9,268	9,118
Resident services	622	726	1,644	2,255
Total revenues	202,675	227,705	637,626	687,207

Operating expenses (income):
Owned properties	106,518	111,836	284,741	294,768
On-campus participating properties	3,783	3,822	10,357	11,585
Third-party development and management services	5,061	5,430	16,245	14,129
General and administrative	8,638	7,165	28,563	22,595
Depreciation and amortization	67,369	68,930	199,979	206,500
Ground/facility leases	3,071	3,215	10,033	10,000
(Gain) loss from disposition of real estate	—	—	(48,525)	282
Provision for impairment	—	—	—	3,201
Total operating expenses	194,440	200,398	501,393	563,060

Operating income	8,235	27,307	136,233	124,147

Nonoperating income (expenses):
Interest income	855	960	2,576	2,855
Interest expense	(29,056)	(28,303)	(84,007)	(82,432)
Amortization of deferred financing costs	(1,349)	(1,315)	(3,891)	(3,665)
Gain (loss) from extinguishment of debt	—	20,992	(4,827)	20,992
Other nonoperating income	264	—	264	—
Total nonoperating expenses	(29,286)	(7,666)	(89,885)	(62,250)
(Loss) income before income taxes	(21,051)	19,641	46,348	61,897
Income tax provision	(373)	(305)	(1,133)	(983)
Net (loss) income	(21,424)	19,336	45,215	60,914
Net loss (income) attributable to noncontrolling interests – partially owned properties	1,857	970	2,987	(368)
Net (loss) income attributable to American Campus Communities Operating Partnership LP	(19,567)	20,306	48,202	60,546
Series A preferred unit distributions	(14)	(14)	(42)	(54)
Net (loss) income attributable to common unitholders	$(19,581)	$20,292	$48,160	$60,492

Other comprehensive income (loss)
Change in fair value of interest rate swaps and other	1,851	(145)	(7,668)	(14,532)
Comprehensive (loss) income	$(17,730)	$20,147	$40,492	$45,960

Net (loss) income per unit attributable to common unitholders
Basic	$(0.15)	$0.14	$0.34	$0.43
Diluted	$(0.15)	$0.14	$0.33	$0.43

Weighted-average common units outstanding
Basic	138,100,566	137,872,317	138,042,960	137,811,351
Diluted	138,100,566	138,844,002	139,147,188	138,810,127

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL
(unaudited, in thousands, except unit data)

					Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests – Partially Owned Properties
	General Partner		Limited Partner
	Units	Amount	Units	Amount			Total
Capital, December 31, 2019	12,222	$40	137,392,530	$3,311,582	$(16,946)	$43,998	$3,338,674
Adjustments to reflect redeemable limited partners’ interest at fair value	—	—	—	9,490	—	—	9,490
Amortization of restricted stock awards	—	—	—	3,988	—	—	3,988
Vesting of restricted stock awards	—	—	199,695	(4,155)	—	—	(4,155)
Distributions to common and restricted unitholders and other ($0.47 per common unit)	—	(6)	—	(65,236)	—	—	(65,242)
Distributions to noncontrolling joint venture partners	—	—	—	—	—	(2,566)	(2,566)
Change in fair value of interest rate swaps and other	—	—	—	—	(9,801)	—	(9,801)
Net income	—	7	—	80,848	—	895	81,750
Capital, March 31, 2020	12,222	$41	137,592,225	$3,336,517	$(26,747)	$42,327	$3,352,138
Adjustments to reflect redeemable limited partners’ interest at fair value	—	—	—	(3,410)	—	—	(3,410)
Amortization of restricted stock awards and vesting of restricted stock units	—	—	27,644	4,439	—	—	4,439
Vesting of restricted stock awards	—	—	—	(20)	—	—	(20)
Distributions to common and restricted unitholders and other ($0.47 per common unit)	—	(5)	—	(65,188)	—	—	(65,193)
Distributions to noncontrolling joint venture partners	—	—	—	—	—	(1,816)	(1,816)
Change in fair value of interest rate swaps and other	—	—	—	—	282	—	282
Net loss	—	(1)	—	(13,343)	—	(2,046)	(15,390)
Capital, June 30, 2020	12,222	$35	137,619,869	$3,258,995	$(26,465)	$38,465	$3,271,030
Adjustments to reflect redeemable limited partners’ interest at fair value	—	—	—	(264)	—	—	(264)
Amortization of restricted stock awards	—	—	—	3,502	—	—	3,502
Distributions to common and restricted unitholders and other ($0.47 per common unit)	—	(6)	—	(65,198)	—	—	(65,204)
Contribution by noncontrolling interests - partially owned properties	—	—	—	—	—	6,110	6,110
Distributions to noncontrolling joint venture partners	—	—	—	—	—	(18)	(18)
Change in fair value of interest rate swaps and other	—	—	—	—	1,851	—	1,851
Net loss	—	(2)	—	(19,513)	—	(1,857)	(21,372)
Capital, September 30, 2020	12,222	$27	137,619,869	$3,177,522	$(24,614)	$42,700	$3,195,635

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL
(unaudited, in thousands, except unit data)

					Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests – Partially Owned Properties
	General Partner		Limited Partner
	Units	Amount	Units	Amount			Total
Capital, December 31, 2018	12,222	$55	137,024,667	$3,485,393	$(4,397)	$65,750	$3,546,801
Adjustments to reflect redeemable limited partners’ interest at fair value	—	—	—	(2,547)	—	—	(2,547)
Amortization of restricted stock awards	—	—	—	3,765	—	—	3,765
Vesting of restricted stock awards	—	—	180,961	(3,831)	—	—	(3,831)
Distributions to common and restricted unitholders and other ($0.46 per common unit)	—	(6)	—	(63,605)	—	—	(63,611)
Contribution by noncontrolling interests - partially owned properties	—	—	—	—	—	625	625
Distributions to noncontrolling joint venture partners	—	—	—	—	—	(3,661)	(3,661)
Conversion of common and preferred operating partnership units to common stock	—	—	42,271	251	—	—	251
Change in fair value of interest rate swaps and other	—	—	—	—	(5,794)	—	(5,794)
Net income	—	3	—	29,637	—	1,469	31,109
Capital, March 31, 2019	12,222	$52	137,247,899	$3,449,063	$(10,191)	$64,183	$3,503,107
Adjustments to reflect redeemable limited partners’ interest at fair value	—	—	—	660	—	—	660
Amortization of restricted stock awards and vesting of restricted stock units	—	—	15,925	3,744	—	—	3,744
Vesting of restricted stock awards	—	—	—	(144)	—	—	(144)
Distributions to common and restricted unitholders and other ($0.47 per common unit)	—	(5)	—	(64,973)	—	—	(64,978)
Contribution by noncontrolling interests - partially owned properties	—	—	—	—	—	79	79
Distributions to noncontrolling joint venture partners	—	—	—	—	—	(3,037)	(3,037)
Change in fair value of interest rate swaps and other	—	—	—	—	4,566	—	4,566
Termination of interest rate swaps	—	—	—	—	(13,159)	—	(13,159)
Net income (loss)	—	1	—	10,385	—	(339)	10,047
Capital, June 30, 2019	12,222	$48	137,263,824	$3,398,735	$(18,784)	$60,886	$3,440,885
Adjustments to reflect redeemable limited partners’ interest at fair value	—	—	—	(12,963)	—	—	(12,963)
Amortization of restricted stock awards and vesting of restricted stock units	—	—	2,393	3,105	—	—	3,105
Distributions to common and restricted unitholders and other ($0.47 per common unit)	—	(6)	—	(65,032)	—	—	(65,038)
Contribution by noncontrolling interests - partially owned properties	—	—	—	—	—	220	220
Distributions to noncontrolling joint venture partners	—	—	—	—	—	(1,348)	(1,348)
Change in ownership of consolidated subsidiary	—	—	—	(932)	—	(8,532)	(9,464)
Conversion of common and preferred operating partnership units to common stock	—	—	126,313	5,826	—	—	5,826
Change in fair value of interest rate swaps and other	—	—	—	—	(145)	—	(145)
Net income (loss)	—	1	—	20,222	—	(1,037)	19,186
Capital, September 30, 2019	12,222	$43	137,392,530	$3,348,961	$(18,929)	$50,189	$3,380,264
See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2020	2019
Operating activities
Net income	$45,215	$60,914
Adjustments to reconcile net income to net cash provided by operating activities:
(Gain) loss from disposition of real estate	(48,525)	282
Loss (gain) from extinguishment of debt	4,827	(20,992)
Provision for impairment	—	3,201
Depreciation and amortization	199,979	206,500
Amortization of deferred financing costs and debt premiums/discounts	908	289
Share-based compensation	11,929	10,614
Income tax provision	1,133	983
Amortization of interest rate swap terminations and other	1,287	701
Termination of interest rate swaps	—	(13,159)
Changes in operating assets and liabilities:
Student contracts receivable, net	(8,578)	(19,212)
Other assets	(5,997)	(9,061)
Accounts payable and accrued expenses	(2,414)	(3,187)
Other liabilities	44,551	55,853
Net cash provided by operating activities	244,315	273,726

Investing activities
Proceeds from disposition of properties and land parcels	146,144	8,854
Cash paid for acquisition of properties and land parcels	(10,830)	(8,559)
Capital expenditures for owned properties	(46,458)	(52,731)
Investments in owned properties under development	(253,644)	(349,461)
Capital expenditures for on-campus participating properties	(1,931)	(2,517)
Other investing activities	(3,020)	(2,711)
Net cash used in investing activities	(169,739)	(407,125)

Financing activities
Proceeds from unsecured notes	795,808	398,816
Pay-off of mortgage and construction loans	(34,219)	(15,124)
Costs paid related to early extinguishment of debt	(4,156)	—
Pay-off of unsecured notes	(400,000)	—
Proceeds from revolving credit facility	1,655,900	687,700
Paydowns of revolving credit facility	(1,804,900)	(722,900)
Proceeds from construction loans	—	29,893
Scheduled principal payments on debt	(10,063)	(9,843)
Debt issuance costs	(9,614)	(6,462)
Increase in ownership of consolidated subsidiary	(77,200)	(44,109)
Contribution by noncontrolling interests	5,414	1,174
Taxes paid on net-share settlements	(4,175)	(3,975)
Distributions paid to common and preferred unitholders	(194,644)	(192,966)
Distributions paid on unvested restricted stock awards	(1,698)	(1,489)
Distributions paid to noncontrolling interests - partially owned properties	(4,400)	(8,046)
Net cash (used in) provided by financing activities	(87,947)	112,669

Net change in cash, cash equivalents, and restricted cash	(13,371)	(20,730)
Cash, cash equivalents, and restricted cash at beginning of period	81,348	106,517
Cash, cash equivalents, and restricted cash at end of period	$67,977	$85,787

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents	$44,449	$56,218
Restricted cash	23,528	29,569
Total cash, cash equivalents, and restricted cash at end of period	$67,977	$85,787

See accompanying notes to consolidated financial statements.

AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2020	2019
Supplemental disclosure of non-cash investing and financing activities
Conversion of common and preferred operating partnership units to common stock	$—	$6,077
Accrued development costs and capital expenditures	$29,461	$45,406
Change in fair value of derivative instruments, net	$(8,955)	$(2,074)
Change in fair value of redeemable noncontrolling interest	$5,816	$(14,850)
Initial recognition of operating lease right of use assets	$—	$463,445
Initial recognition of operating lease liabilities	$—	$462,495
Non-cash extinguishment of debt, including accrued interest	$—	$(34,570)
Net assets surrendered in conjunction with extinguishment of debt	$—	$13,578

Supplemental disclosure of cash flow information
Interest paid	$85,916	$81,555

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

The general partner of ACCOP is American Campus Communities Holdings, LLC (“ACC Holdings”), an entity that is wholly-owned by ACC.  As of September 30, 2020, ACC Holdings held an ownership interest in ACCOP of less than 1%. The limited partners of ACCOP are ACC and other limited partners consisting of current and former members of management and nonaffiliated third parties.  As of September 30, 2020, ACC owned an approximate 99.6% limited partnership interest in ACCOP.  As the sole member of the general partner of ACCOP, ACC has exclusive control of ACCOP’s day-to-day management.  Management operates ACC and ACCOP as one business.  The management of ACC consists of the same members as the management of ACCOP.  ACC consolidates ACCOP for financial reporting purposes, and ACC does not have significant assets other than its investment in ACCOP.  Therefore, the assets and liabilities of ACC and ACCOP are the same on their respective financial statements.  References to the “Company” means collectively ACC, ACCOP and those entities/subsidiaries owned or controlled by ACC and/or ACCOP.  References to the “Operating Partnership” mean collectively ACCOP and those entities/subsidiaries owned or controlled by ACCOP.  Unless otherwise indicated, the accompanying Notes to the Consolidated Financial Statements apply to both the Company and the Operating Partnership.

As of September 30, 2020, the Company’s property portfolio contained 166 properties with approximately 111,900 beds.  The Company’s property portfolio consisted of 126 owned off-campus student housing properties that are in close proximity to colleges and universities, 34 American Campus Equity (“ACE®”) properties operated under ground/facility leases, and six on-campus participating properties operated under ground/facility leases with the related university systems.  Of the 166 properties, one was under development as of September 30, 2020, and when completed will consist of a total of approximately 8,800 beds.  The Company’s communities contain modern housing units and are supported by a resident assistant system and other student-oriented programming, with many offering resort-style amenities.

Through one of ACC’s taxable REIT subsidiaries (“TRSs”), the Company also provides construction management and development services, primarily for student housing properties owned by colleges and universities, charitable foundations, and others.  As of September 30, 2020, also through one of ACC’s TRSs, the Company provided third-party management and leasing services for 38 properties that represented approximately 28,000 beds.  Third-party management and leasing services are typically provided pursuant to management contracts that have initial terms that range from one year to five years.  As of September 30, 2020, the Company’s total owned and third-party managed portfolio included 204 properties with approximately 139,900 beds.

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

In March 2020, the Securities and Exchange Commission (“SEC”) adopted rules that amend the financial disclosure requirements for subsidiary issuers and guarantors of registered debt securities in Rule 3-10 of Regulation S-X. Under the amended rules, parent companies can provide alternative disclosures in lieu of separate audited financial statements of subsidiary issuers and guarantors that meet certain circumstances. The rule is effective on January 4, 2021, but earlier compliance is permitted. The Company is in the process of evaluating the rule and its potential effect on the consolidated financial statements of both ACC and ACCOP.

In addition, the Company does not expect the following accounting pronouncements issued by the FASB to have a material effect on its consolidated financial statements:

Accounting Standards Update	Effective Date

ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes"	January 1, 2021
ASU 2020-06, “Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity"	January 1, 2022

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments.” The standard requires entities to estimate a lifetime expected credit loss for most financial assets, including trade and other receivables, held-to-maturity debt securities, loans and other financial instruments, and to present the net amount of the financial instrument expected to be collected. In November 2018, the FASB issued ASU 2018-19, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses,” which amends the transition requirements and scope of ASU 2016-13 and clarifies that receivables arising from operating leases are not within the scope of the credit losses standard, but rather, should be accounted for in accordance with Accounting Standards Codification 842, Leases. The Company adopted ASU 2016-13 on January 1, 2020.

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

In addition, on January 1, 2020, the Company adopted the following accounting pronouncements which did not have a material effect on the Company’s consolidated financial statements:

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

•ASU 2018-15, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract”
•ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement”

In April 2020, the FASB issued a Staff Question & Answer (“Q&A”) which was intended to reduce the challenges of evaluating the enforceable rights and obligations of leases for concessions granted to lessees in response to the novel coronavirus disease (“COVID-19”), which was characterized on March 11, 2020 by the World Health Organization as a pandemic. Prior to this guidance, the Company was required to determine, on a lease by lease basis, if a lease concession should be accounted for as a lease modification, potentially resulting in any lease concessions granted being recorded as a reduction to revenue on a straight-line basis over the remaining terms of the leases. The Q&A allows both lessors and lessees to bypass this analysis and elect not to evaluate whether concessions provided in response to the COVID-19 pandemic are lease modifications. This relief is subject to certain conditions being met, including ensuring the total remaining lease payments are substantially the same or less as compared to the original lease payments prior to the concession being granted. The Company has elected to apply such relief and will therefore not evaluate if lease concessions that were granted in response to the COVID-19 pandemic meet the definition of a lease modification. Accordingly, the Company accounted for qualifying rent concessions as negative variable lease payments, which reduced revenue or ground lease expense from such leases in the period the concessions were granted.

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

Leasing Revenue

The Company’s primary business involves leasing properties to students under agreements that are classified as operating leases, and which have terms of 12 months or less. These student leases do not provide for variable rent payments. The Company is also a lessor under commercial leases at certain owned properties, some of which provide for variable lease payments based upon tenant performance such as a percentage of sales. The Company recognizes the base lease payments provided for under the leases on a straight-line basis over the lease term, and variable payments are recognized in the period in which the changes in facts and circumstances on which the variable payments are based occur. Lease income under both student and commercial leases is included in owned property revenues in the accompanying consolidated statements of comprehensive income. Lease income under student and commercial leases is presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Student lease income	$186,561	$199,771	$594,851	$615,774
Commercial lease income	$2,900	$3,372	$9,040	$9,974

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

During the three and nine months ended September 30, 2020, through its Resident Hardship Program, the Company provided $4.7 million and $13.3 million, respectively, in rent abatements to its tenants experiencing financial hardship due to COVID-19 and an additional $2.1 million and $17.2 million, respectively, in rent abatements through its University Partnerships. As discussed above, these abatements were recorded as a reduction to Owned Properties Revenue. Also during the nine months ended September 30, 2020, an additional $1.5 million in rent abatements were granted to tenants at the Company’s on-campus participating properties, which are reflected as a reduction to On-campus Participating Properties (“OCPPs”) Revenue. There were no additional rent abatements granted at OCPPs during the three months ended September 30, 2020. The Company also waived all late fees and online payment fees and suspended financial related evictions during the spring and summer terms, and in certain cases continues to do so for the current academic year.

Consolidated VIEs

The Company has investments in various entities that qualify as VIEs for accounting purposes and for which the Company is the primary beneficiary and therefore includes the entities in its consolidated financial statements.  These VIEs include the Operating Partnership, six joint ventures that own a total of 10 operating properties and two land parcels, and six properties owned under the on-campus participating property structure.  The VIE assets and liabilities consolidated within the Company's assets and liabilities are disclosed at the bottom of the accompanying consolidated balance sheets.

Impairment of Long-Lived Assets

Management assesses whether there has been an impairment in the value of the Company’s investments in real estate whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. As of September 30, 2020, the Company concluded the global economic disruption caused by COVID-19, which was characterized on March 11, 2020 by the World Health Organization as a pandemic, was a potential impairment indicator. For investments in real estate in which the Company concluded an indicator of impairment existed, it performed a quantitative analysis and concluded that the carrying value of each investment in real estate was recoverable from the respective estimated undiscounted future cash flows. As a result, there were no impairments of the carrying values of the Company’s investments in real estate as of September 30, 2020.

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

The following potentially dilutive securities were outstanding for the three and nine months ended September 30, 2020 and 2019, but were not included in the computation of diluted earnings per share because the effects of their inclusion would be anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Common OP Units (Note 9)	468,475	468,475	468,475	552,221
Preferred OP Units (Note 9)	35,242	35,242	35,242	44,843
Unvested restricted stock awards (Note 10)	1,099,256	—	—	—
Total potentially dilutive securities	1,602,973	503,717	503,717	597,064

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following is a summary of the elements used in calculating basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator – basic and diluted earnings per share
Net (loss) income	$(21,424)	$19,336	$45,215	$60,914
Net loss (income) attributable to noncontrolling interests	1,909	887	2,781	(665)
Net (loss) income attributable to ACC, Inc. and Subsidiaries common stockholders	(19,515)	20,223	47,996	60,249
Amount allocated to participating securities	(517)	(458)	(1,698)	(1,489)
Net (loss) income attributable to ACC, Inc. and Subsidiaries common stockholders	$(20,032)	$19,765	$46,298	$58,760

Denominator
Basic weighted average common shares outstanding	137,632,091	137,403,842	137,574,485	137,259,130
Unvested restricted stock awards (Note 10)	—	971,685	1,104,228	998,776
Diluted weighted average common shares outstanding	137,632,091	138,375,527	138,678,713	138,257,906

Earnings per share
Net (loss) income attributable to common stockholders - basic	$(0.15)	$0.14	$0.34	$0.43
Net (loss) income attributable to common stockholders - diluted	$(0.15)	$0.14	$0.33	$0.43

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

The following is a summary of the elements used in calculating basic and diluted earnings per unit:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator – basic and diluted earnings per unit
Net (loss) income	$(21,424)	$19,336	$45,215	$60,914
Net loss (income) attributable to noncontrolling interests – partially owned properties	1,857	970	2,987	(368)
Series A preferred unit distributions	(14)	(14)	(42)	(54)
Amount allocated to participating securities	(517)	(458)	(1,698)	(1,489)
Net (loss) income attributable to common unitholders	$(20,098)	$19,834	$46,462	$59,003

Denominator
Basic weighted average common units outstanding	138,100,566	137,872,317	138,042,960	137,811,351
Unvested restricted stock awards (Note 10)	—	971,685	1,104,228	998,776
Diluted weighted average common units outstanding	138,100,566	138,844,002	139,147,188	138,810,127

Earnings per unit
Net (loss) income attributable to common unitholders - basic	$(0.15)	$0.14	$0.34	$0.43
Net (loss) income attributable to common unitholders - diluted	$(0.15)	$0.14	$0.33	$0.43

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

4. Acquisitions and Joint Venture Investment

Joint Venture Transaction

In August 2020, the Company executed an agreement to enter into a joint venture arrangement with a third-party partner to develop a property located in Nashville, TN (the “Nashville Joint Venture”). The Company’s contribution consisted of cash and pre-development expenditures totaling $5.6 million in exchange for a 50% ownership interest in the Nashville Joint Venture. Additionally as part of the transaction, the Company financed the third-party partner’s contribution with a $5.4 million, two-year note receivable (the “Note”) at a 6.5% annual interest rate. The third-party partner contributed the proceeds from the Note as well as pre-development and transaction costs of approximately $0.7 million in exchange for a 50% ownership interest in the Nashville Joint Venture. In September 2020, the Nashville Joint Venture purchased a land parcel for $11.3 million including transaction costs. The Nashville Joint Venture was determined to be a VIE with the Company being the primary beneficiary. As such, the Nashville Joint Venture is included in the Company’s consolidated financial statements contained herein and the third-party partner’s ownership interest is accounted for as noncontrolling interest - partially owned properties. Prior to the construction of the project, the Company and its current third-party partner intend to identify an additional third-party partner who will contribute additional equity to the project, at which time the Company and its current third-party partner will become noncontrolling partners.

Presale Development Projects

In August 2019, a development property subject to a presale agreement was completed and acquired by the Company for $36.4 million, including $8.5 million related to the purchase of the land on which the property is built. As the property was consolidated by the Company from the time of execution of the presale agreement with the developer, the closing of the transaction was accounted for as an increase in ownership of a consolidated subsidiary.

5. Property Dispositions

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

6. Investments in Real Estate

Owned Properties

Owned properties, both wholly-owned and those owned through investments in VIEs, consisted of the following:

	September 30, 2020	December 31, 2019
Land	$654,602	$654,985
Buildings and improvements	6,934,095	6,749,757
Furniture, fixtures and equipment	412,417	391,208
Construction in progress	310,115	341,554
	8,311,229	8,137,504
Less accumulated depreciation	(1,606,277)	(1,442,789)
Owned properties, net	$6,704,952	$6,694,715

Project costs directly associated with the development and construction of an owned real estate project, which include interest, property taxes, and amortization of deferred financing costs, are capitalized as construction in progress.  Upon completion of the project, costs are transferred into the applicable asset category and depreciation commences.  Interest totaling approximately

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

$2.9 million and $3.0 million was capitalized during the three months ended September 30, 2020 and 2019, respectively, and interest totaling approximately $9.5 million and $9.4 million was capitalized during the nine months ended September 30, 2020 and 2019, respectively.

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

On-campus participating properties consisted of the following:

	September 30, 2020	December 31, 2019
Buildings and improvements	$157,065	$155,941
Furniture, fixtures and equipment	14,367	13,552
Construction in progress	—	6
	171,432	169,499
Less accumulated depreciation	(100,276)	(94,311)
On-campus participating properties, net	$71,156	$75,188

7. Debt

A summary of the Company’s outstanding consolidated indebtedness, including unamortized debt premiums and discounts, is as follows:

	September 30, 2020	December 31, 2019
Debt secured by owned properties:
Mortgage loans payable:
Unpaid principal balance	$655,050	$693,584
Unamortized deferred financing costs	(970)	(1,294)
Unamortized debt premiums	3,149	6,596
Unamortized debt discounts	(163)	(199)
	657,066	698,687
Debt secured by on-campus participating properties:
Mortgage loans payable (1)	64,299	65,942
Bonds payable (1)	19,110	23,215
Unamortized deferred financing costs	(347)	(418)
	83,062	88,739
Total secured mortgage, construction and bond debt	740,128	787,426
Unsecured notes, net of unamortized OID and deferred financing costs (2)	2,374,680	1,985,603
Unsecured term loans, net of unamortized deferred financing costs (3)	199,385	199,121
Unsecured revolving credit facility	276,700	425,700
Total debt, net	$3,590,893	$3,397,850
(1)The creditors of mortgage loans payable and bonds payable related to on-campus participating properties do not have recourse to the assets of the Company.
(2)Includes net unamortized original issue discount (“OID”) of $6.0 million and $2.3 million at September 30, 2020 and December 31, 2019, respectively, and net unamortized deferred financing costs of $19.4 million and $12.1 million at September 30, 2020 and December 31, 2019, respectively.
(3)Includes net unamortized deferred financing costs of $0.6 million and $0.9 million at September 30, 2020 and December 31, 2019, respectively.

Mortgage Loans Payable

In February 2020, the Company paid off approximately $34.2 million of fixed rate mortgage debt secured by one owned property.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

In August 2019, the Company acquired a property subject to a presale agreement. Approximately $15.1 million of construction debt used to partially finance the development of the presale project was paid off upon acquisition.

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

In January 2019, the Company refinanced $70.0 million of variable rate debt on one wholly-owned property, extending the maturity to January 2024. The Company entered into an interest rate swap contract to hedge the variable rate cash flows associated with interest payments on this LIBOR-based mortgage loan, resulting in a fixed rate of 4.00%. Refer to Note 11 for information related to derivatives.

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

The following senior unsecured notes issued by the Company are outstanding as of September 30, 2020:

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
(1)The yield includes the effect of the amortization of interest rate swap terminations (see Note 11).

The notes are fully and unconditionally guaranteed by the Company.  Interest on the notes is payable semi-annually. The terms of the unsecured notes include certain financial covenants that require the Operating Partnership to limit the amount of total debt and secured debt as a percentage of total asset value, as defined.  In addition, the Operating Partnership must maintain a

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

minimum ratio of unencumbered asset value to unsecured debt, as well as a minimum interest coverage level. As of September 30, 2020, the Company was in compliance with all such covenants.

Unsecured Revolving Credit Facility

In February 2019, the Company exercised the option under the existing credit agreement to increase the capacity of the unsecured revolving credit facility from $700 million to $1.0 billion. It may be expanded by up to an additional $200 million upon the satisfaction of certain conditions. The maturity date of the revolving credit facility is March 2022.

The unsecured revolving credit facility bears interest at a variable rate, at the Company’s option, based upon a base rate of one-, two-, three- or six-month LIBOR, plus, in each case, a spread based upon the Company’s investment grade rating from either Moody’s Investor Services, Inc. or Standard & Poor’s Rating Group. Additionally, the Company is required to pay a facility fee of 0.20% per annum on the $1.0 billion revolving credit facility.  As of September 30, 2020, the revolving credit facility bore interest at a weighted average annual rate of 1.35% (0.15% + 1.00% spread + 0.20% facility fee), and availability under the revolving credit facility totaled $723.3 million.

The terms of the unsecured credit facility include certain restrictions and covenants, which limit, among other items, the incurrence of additional indebtedness and liens.  The facility contains customary affirmative and negative covenants and also contains financial covenants that, among other things, require the Company to maintain certain maximum leverage ratios and minimum ratios of “EBITDA” (earnings before interest, taxes, depreciation and amortization) to fixed charges.  The financial covenants also include a minimum asset value requirement, a maximum secured debt ratio, and a minimum unsecured debt service coverage ratio.  As of September 30, 2020, the Company was in compliance with all such covenants.

Unsecured Term Loans

The Company is currently party to an Unsecured Term Loan Credit Agreement (the “Term Loan Facility”) totaling $200 million which matures in June 2022. The agreement has an accordion feature that allows the Company to expand the amount by up to an additional $100 million, subject to the satisfaction of certain conditions. In November and December 2019, the Company entered into two interest rate swap contracts to hedge the variable rate cash flows associated with the LIBOR-based interest payments on the Term Loan Facility. The weighted average annual rate on the Term Loan Facility was 2.54% (1.44% + 1.10% spread) at September 30, 2020. The terms of the Term Loan Facility include certain restrictions and covenants consistent with those of the unsecured revolving credit facility discussed above. As of September 30, 2020, the Company was in compliance with all such covenants.

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

There was no activity under the Company’s ATM Equity Program during the nine months ended September 30, 2020 and 2019. As of September 30, 2020, the Company had approximately $500.0 million available for issuance under its ATM Equity Program.

The Company has a Non-Qualified Deferred Compensation Plan (“Deferred Compensation Plan”) for the benefit of certain employees and members of the Company’s Board of Directors, in which vested share awards (see Note 10), salary, and other cash amounts earned may be deposited. Deferred Compensation Plan assets are held in a rabbi trust, which is subject to the claims of the Company’s creditors in the event of bankruptcy or insolvency. The shares held in the Deferred Compensation Plan are classified within stockholders’ equity in a manner similar to the manner in which treasury stock is classified. Subsequent changes in the fair value of the shares are not recognized. During the nine months ended September 30, 2020, 21,537 and 7,719 shares of vested stock were deposited into and withdrawn from the Deferred Compensation Plan, respectively. As of September 30, 2020, 91,746 shares of ACC’s common stock were held in the Deferred Compensation Plan.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

9. Noncontrolling Interests

Interests in Consolidated Real Estate Joint Ventures

Noncontrolling interests - partially owned properties: As of September 30, 2020, the Operating Partnership consolidates five joint ventures that own and operate 10 owned off-campus properties and a land parcel. The portion of net assets attributable to the third-party partners in these arrangements is classified as “noncontrolling interests - partially owned properties” within equity and capital on the accompanying consolidated balance sheets of ACC and the Operating Partnership, respectively.

Redeemable noncontrolling interests (ACC) / redeemable limited partners (Operating Partnership): The noncontrolling interest holder in the Core Spaces / DRW Real Estate Investment joint ventures (the “Core Joint Ventures”), which were formed in 2017, had the option to redeem its noncontrolling interest in the entities through the exercise of put options. As the exercise of the options was outside of the Company’s control, the portion of net assets attributable to the third-party partner was classified as “redeemable noncontrolling interests” and “redeemable limited partners” in the mezzanine section of the December 31, 2019 consolidated balance sheets of ACC and the Operating Partnership, respectively.  The redemption price was based on the fair value of the properties at the time of option exercise. These redeemable noncontrolling interests were marked to their redemption value at each balance sheet date.  As the change in redemption value was based on fair value, there was no effect on the Company’s earnings per share. In January and February 2020, the noncontrolling interest holder exercised its option to redeem its remaining ownership interest in the Core Joint Ventures, which reduced the redeemable noncontrolling interest by $77.2 million. As of September 30, 2020, the Company had 100% ownership interest in all five properties initially held by the Core Joint Ventures.

Operating Partnership Ownership

Also included in redeemable noncontrolling interests (ACC) / redeemable limited partners (Operating Partnership) are OP Units for which the Operating Partnership is required, either by contract or securities law, to deliver registered common shares of ACC to the exchanging OP unitholder, or for which the Operating Partnership has the intent or history of exchanging such units for cash. The units classified as such include Series A Preferred Units (“Preferred OP Units”) as well as Common OP Units. The value of OP Units is reported at the greater of fair value, which is based on the closing market value of the Company’s common stock at period end, or historical cost at the end of each reporting period. The OP unitholders’ share of the income or loss of the Company is included in “net income attributable to noncontrolling interests” on the consolidated statements of comprehensive income of ACC.

As of September 30, 2020 and December 31, 2019, approximately 0.4% of the equity interests of the Operating Partnership were held by owners of Common OP Units and Preferred OP Units not held by ACC or ACC Holdings. During the nine months ended September 30, 2020, no Common or Preferred OP Units were converted into an equal number of shares of ACC’s common stock. During the year ended December 31, 2019, 126,313 Common OP Units and 42,271 Preferred OP Units were converted into an equal number of shares of ACC’s common stock.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Below is a table summarizing the activity of redeemable noncontrolling interests (ACC) / redeemable limited partners (Operating Partnership) for the three months ended March 31, 2020 and 2019, June 30, 2020 and 2019, and September 30, 2020 and 2019, which includes both the redeemable joint venture partners and OP Units discussed above:

Balance, December 31, 2019	$104,381
Net income	311
Distributions	(234)
Purchase of noncontrolling interests	(77,200)
Adjustments to reflect redeemable noncontrolling interests at fair value	(9,490)
Balance, March 31, 2020	$17,768
Net loss	(32)
Distributions	(234)
Adjustments to reflect redeemable noncontrolling interests at fair value	3,410
Balance, June 30, 2020	$20,912
Net loss	(52)
Distributions	(235)
Adjustments to reflect redeemable noncontrolling interests at fair value	264
Balance, September 30, 2020	$20,889

Balance, December 31, 2018	$184,446
Net income	259
Distributions	(305)
Conversion of OP Units into shares of ACC common stock	(252)
Adjustments to reflect redeemable noncontrolling interests at fair value	2,547
Balance, March 31, 2019	$186,695
Net income	163
Distributions	(288)
Adjustments to reflect redeemable noncontrolling interests at fair value	(660)
Balance, June 30, 2019	$185,910
Net income	150
Distributions	(235)
Conversion of OP Units into shares of ACC common stock	(5,830)
Contributions from noncontrolling interests	250
Change in ownership of consolidated subsidiary	(35,345)
Adjustments to reflect redeemable noncontrolling interests at fair value	12,963
Balance, September 30, 2019	$157,863

10. Incentive Award Plan

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

Restricted Stock Units

Upon reelection to the Board of Directors in June 2020, all members of the Company’s Board of Directors were granted RSUs in accordance with the Plan.  These RSUs were valued at $170,000 for the Chairman of the Board of Directors and

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

at $122,500 for all other members.  The number of RSUs was determined based on the fair market value of the Company’s stock on the date of grant, as defined in the Plan.  All awards vested and settled immediately on the date of grant, and the Company delivered shares of common stock, as determined by the Compensation Committee of the Board of Directors.  A compensation charge of approximately $1.0 million was recorded related to these awards.

A summary of RSUs as of September 30, 2020 and activity during the nine months then ended is presented below:

Number of RSUs
Outstanding at December 31, 2019	—
Granted	30,137
Settled in common shares	(27,644)
Settled in cash	(2,493)
Outstanding at September 30, 2020	—

Restricted Stock Awards

A summary of RSAs as of September 30, 2020 and activity during the nine months then ended is presented below:

Number of RSAs
Nonvested balance at December 31, 2019	967,341
Granted	443,998
Vested (1)	(295,385)
Forfeited	(20,692)
Nonvested balance at September 30, 2020	1,095,262
(1) Includes shares withheld to satisfy tax obligations upon vesting.

The fair value of RSAs is calculated based on the closing market value of ACC’s common stock on the date of grant.  The fair value of these awards is amortized to expense over the vesting periods. Amortization expense for the three months ended September 30, 2020 and 2019 was approximately $3.4 million and $3.0 million, respectively, and $10.9 million and $9.7 million for the nine months ended September 30, 2020 and 2019, respectively.

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

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements.  To accomplish this objective, the Company primarily uses interest rate swaps and forward starting swaps as part of its interest rate risk management strategy.  Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.  Forward starting swaps are used to protect the Company against adverse fluctuations in interest rates by reducing its exposure to variability in cash flows relating to interest payments on a forecasted issuance of debt. These agreements contain provisions such that if the Company defaults on any of its indebtedness, regardless of whether the repayment of the indebtedness has been accelerated by the lender or not, then the Company could also be declared in default on its derivative obligations. As of September 30, 2020, the Company was not in default on any of its indebtedness or derivative instruments.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table summarizes the Company’s outstanding interest rate swap contracts which are included in other liabilities on the accompanying consolidated balance sheets as of September 30, 2020:

Hedged Debt Instrument	Effective Date	Maturity Date	Pay Fixed Rate	Receive Floating Rate Index	Current Notional Amount	Fair Value
Cullen Oaks mortgage loan	Feb 18, 2014	Feb 15, 2021	2.2750%	LIBOR - 1 month	$12,200	$(98)
Cullen Oaks mortgage loan	Feb 18, 2014	Feb 15, 2021	2.2750%	LIBOR - 1 month	12,300	(99)
Park Point mortgage loan	Feb 1, 2019	Jan 16, 2024	2.7475%	LIBOR - 1 month	70,000	(5,975)
College Park mortgage loan	Oct 16, 2019	Oct 16, 2022	1.2570%	LIBOR - 1 month, with 1 day lookback	37,500	(869)
Unsecured term loan	Nov 4, 2019	Jun 27, 2022	1.4685%	LIBOR - 1 month	100,000	(2,339)
Unsecured term loan	Dec 2, 2019	Jun 27, 2022	1.4203%	LIBOR - 1 month	100,000	(2,254)
				Total	$332,000	$(11,634)

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of September 30, 2020 and December 31, 2019:

	Asset Derivatives			Liability Derivatives
		Fair Value as of			Fair Value as of
Description	Balance Sheet Location	9/30/2020	12/31/2019	Balance Sheet Location	9/30/2020	12/31/2019

Interest rate swap contracts	Other assets	$—	$743	Other liabilities	$11,634	$3,436
Total derivatives designated as hedging instruments		$—	$743		$11,634	$3,436

The table below presents the effect of the Company’s derivative financial instruments on the accompanying consolidated statements of comprehensive income for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
Description	2020	2019	2020	2019
Change in fair value of derivatives and other recognized in Other Comprehensive Income ("OCI")	$68	$(665)	$(11,439)	$(2,202)
Swap interest accruals reclassified to interest expense	1,351	87	2,484	128
Termination of interest rate swap payment recognized in OCI	—	—	—	(13,159)
Amortization of interest rate swap terminations (1)	432	433	1,287	701
Total change in OCI due to derivative financial instruments	$1,851	$(145)	$(7,668)	$(14,532)

Interest expense presented in the Consolidated Statements of Operations in which the effects of cash flow hedges are recorded	$29,056	$28,303	$84,007	$82,432
(1)Represents amortization from OCI into interest expense.

As of September 30, 2020, the Company estimates that $6.8 million will be reclassified from other comprehensive income to interest expense over the next twelve months.

12.  Fair Value Disclosures

There have been no significant changes in the Company’s policies and valuation techniques utilized to determine fair value from what was disclosed in the Annual Report on Form 10-K for the year ended December 31, 2019.

Financial Instruments Carried at Fair Value

The following table presents information about the Company’s financial instruments measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. There were no Level 1 measurements for the periods presented, and the Company

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

had no transfers between Levels 1, 2 or 3 during the periods presented. Refer to Note 9 for a discussion of the Level 3 activity during the period related to the redeemable noncontrolling interests in partially owned properties.

	Fair Value Measurements as of
	September 30, 2020				December 31, 2019
	Level 2		Level 3	Total	Level 2		Level 3		Total
Assets
Derivative financial instruments	$—		$—	$—	$743	(1)	$—		$743
Liabilities
Derivative financial instruments	$11,634	(1)	$—	$11,634	$3,436	(1)	—		$3,436
Mezzanine
Redeemable noncontrolling interests (Company)/Redeemable limited partners (Operating Partnership)	$17,889	(2)	$3,000	$20,889	$23,690	(2)	$80,691	(3)	$104,381

(1)Valued using discounted cash flow analyses with observable market-based inputs of interest rate curves and option volatility, as well as credit valuation adjustments to reflect nonperformance risk.
(2)Represents the OP Unit component of redeemable noncontrolling interests which is reported at the greater of the fair value of the Company’s common stock or historical cost at the balance sheet date. Represents a quoted price for a similar asset in an active market. Refer to Note 9.
(3)Represents the Core Joint Ventures component of redeemable noncontrolling interests which is valued using primarily unobservable inputs, including the Company’s analysis of comparable properties in the Company’s portfolio, estimations of net operating results of the properties, capitalization rates, discount rates, and other market data.  Refer to Note 9.

Financial Instruments Not Carried at Fair Value

As of September 30, 2020 and December 31, 2019, the carrying values for the following instruments represent fair values due to the short maturity of the instruments: Cash and Cash Equivalents, Restricted Cash, Student Contracts Receivable, certain items in Other Assets (including receivables, deposits, and prepaid expenses), Accounts Payable, Accrued Expenses, and Other Liabilities.

As of September 30, 2020 and December 31, 2019, the carrying values for the following instruments represent fair values due the variable interest rate feature of the instruments: Unsecured Revolving Credit Facility and Mortgage Loan Payable (variable rate).

The table below contains the estimated fair value and related carrying amounts for the Company’s other financial instruments as of September 30, 2020 and December 31, 2019. There were no Level 1 measurements for the periods presented.

	September 30, 2020						December 31, 2019
			Estimated Fair Value						Estimated Fair Value
	Carrying Amount		Level 2		Level 3		Carrying Amount		Level 2		Level 3
Assets
Loans receivable	$52,716		$—		$48,307	(1)	$50,553		$—		$48,307	(1)
Liabilities (2)
Unsecured notes	$2,374,680		$2,533,272	(3)	$—		$1,985,603		$2,069,817	(3)	$—
Mortgage loans payable (fixed rate)	$718,816	(4)	$766,024	(5)	$—		$761,296	(4)	$766,821	(5)	$—
Bonds payable	$18,944		$20,928	(6)	$—		$23,001		$25,110	(6)	$—
Unsecured term loan (fixed rate)	$199,385		$203,900	(7)	$—		$199,121		$198,687	(7)	$—

(1)Valued using a discounted cash flow analysis with inputs of scheduled cash flows and discount rates that a willing buyer and seller might use.
(2)Carrying amounts disclosed include any applicable net unamortized OID, net unamortized deferred financing costs, and net unamortized debt premiums and discounts (see Note 7).
(3)Valued using interest rate and spread assumptions that reflect current creditworthiness and market conditions available for the issuance of unsecured notes with similar terms and remaining maturities.
(4)Does not include one variable rate mortgage loan with a principal balance of $2.4 million as of September 30, 2020 and $3.1 million as of December 31, 2019.
(5)Valued using the present value of the cash flows at current market interest rates through maturity that primarily fall within the Level 2 category.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(6)Valued using quoted prices in markets that are not active due to the unique characteristics of these financial instruments.
(7)In 2019, the Company entered into two interest rate swap contracts to hedge the variable rate cash flows associated with the LIBOR-based interest payments on the Term Loan Facility (see Note 7). Valued using the present value of the cash flows at interpolated 1-month LIBOR swap rates through maturity that primarily fall within the Level 2 category.

13. Commitments and Contingencies

Commitments

Construction Contracts: As of September 30, 2020, the Company estimates additional costs to complete one owned development project under construction to be approximately $201.2 million.

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

Under project cost guarantees, the Company is responsible for the construction cost of a project in excess of an approved budget. The budget consists primarily of costs included in the general contractors’ guaranteed maximum price contract (“GMP”). In most cases, the GMP obligates the general contractor, subject to force majeure and approved change orders, to provide completion date guarantees and to cover cost overruns and liquidated damages. In addition, the GMP is in certain cases secured with payment and performance bonds. Project cost guarantees expire upon completion of certain developer obligations, which are normally satisfied within one year after completion of the project. The Company’s estimated maximum exposure amount under the above guarantees is approximately $8.0 million as of September 30, 2020.

As of September 30, 2020, management does not anticipate any material deviations from schedule or budget related to third-party development projects currently in progress. Although the company currently anticipates completing projects currently under development by the scheduled date and within budget, the project locations could be subject to restrictions on physical movement imposed by governmental entities in response to the COVID-19 pandemic.  Some of these orders may adversely affect the timely completion and final project costs of some or all of our projects under development if, for example, we are required to temporarily cease construction entirely, experience delays in obtaining governmental permits and authorizations, or experience disruption in the supply of materials or labor; however, the Company anticipates that deviations from schedule or budget related to the effects of the COVID-19 pandemic will qualify as force majeure events.

As a part of the development agreement with Walt Disney World® Resort, the Company has guaranteed the completion of construction of a $614.6 million project to be delivered in phases from 2020 to 2023. In May and August 2020, the Company substantially completed construction on Phases I and II, respectively, of the project within the targeted delivery timeline. In addition, the Company is subject to a development guarantee in the event that the substantial completion of a project phase is delayed beyond its respective targeted delivery date, except in circumstances resulting in unavoidable delays. The agreement dictates that the Company shall pay damages of $20 per bed for each day of delay for any Disney College Internship Program participant who was either scheduled to live in the delayed phase as well as any participant who was not able to participate in the program due to the lack of available housing and would have otherwise been housed in the delayed phase. Under the agreement, the maximum exposure related to the Disney project assuming all remaining beds are not delivered on their respective delivery date is approximately $0.2 million per day.

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

Pre-development expenditures: The Company incurs pre-development expenditures such as architectural fees, permits, and deposits associated with the pursuit of third-party and owned development projects.  The Company bears the risk of loss of these pre-development expenditures if financing cannot be arranged or the Company is unable to obtain the required permits and authorizations for the project.  As such, management periodically evaluates the status of third-party and owned projects that have not yet commenced construction and expenses any deferred costs related to projects whose current status indicates the commencement of construction is unlikely and/or the costs may not provide future value to the Company in the form of revenues. As of September 30, 2020, the Company has deferred approximately $16.2 million in pre-development costs related to third-party and owned development projects that have not yet commenced construction.  Such costs are net of any contractual arrangements through which the Company could be reimbursed by another party. Such costs are included in other assets on the accompanying consolidated balance sheets.

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

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Owned Properties
Rental revenues and other income	$192,332	$211,808	$602,631	$640,912
Interest income	115	117	347	355
Total revenues from external customers	192,447	211,925	602,978	641,267
Operating expenses before depreciation, amortization, and ground/facility lease expense	(106,518)	(111,836)	(284,741)	(294,768)
Ground/facility lease expense	(2,553)	(2,862)	(8,401)	(7,937)
Interest expense, net (1)	(3,594)	(3,896)	(9,697)	(12,673)
Operating income before depreciation and amortization	$79,782	$93,331	$300,139	$325,889
Depreciation and amortization	$(64,628)	$(65,506)	$(191,382)	$(196,638)
Capital expenditures	$118,270	$156,840	$300,102	$402,192

On-Campus Participating Properties
Rental revenues and other income	$5,386	$6,944	$20,196	$24,788
Interest income	2	59	28	170
Total revenues from external customers	5,388	7,003	20,224	24,958
Operating expenses before depreciation, amortization, and ground/facility lease expense	(3,783)	(3,822)	(10,357)	(11,585)
Ground/facility lease expense	(518)	(353)	(1,632)	(2,063)
Interest expense, net (1)	(854)	(1,255)	(3,169)	(3,869)
Operating income before depreciation and amortization	$233	$1,573	$5,066	$7,441
Depreciation and amortization	$(1,883)	$(2,289)	$(5,965)	$(6,334)
Capital expenditures	$765	$1,750	$1,931	$2,517

Development Services
Development and construction management fees	$2,186	$5,611	$5,531	$12,389
Operating expenses	(2,094)	(2,080)	(6,699)	(6,365)
Operating income (loss) before depreciation and amortization	$92	$3,531	$(1,168)	$6,024

Property Management Services
Property management fees from external customers	$2,771	$3,342	$9,268	$9,118
Operating expenses	(2,967)	(3,350)	(9,546)	(7,764)
Operating (loss) income before depreciation and amortization	$(196)	$(8)	$(278)	$1,354

Reconciliations
Total segment revenues and other income	$202,792	$227,881	$638,001	$687,732
Unallocated interest income earned on investments and corporate cash	738	784	2,201	2,330
Total consolidated revenues, including interest income	$203,530	$228,665	$640,202	$690,062

Segment income before depreciation and amortization	$79,911	$98,427	$303,759	$340,708
Segment depreciation and amortization	(66,511)	(67,795)	(197,347)	(202,972)
Corporate depreciation	(858)	(1,135)	(2,632)	(3,528)
Net unallocated expenses relating to corporate interest and overhead	(32,508)	(29,533)	(97,503)	(86,155)
Gain (loss) from disposition of real estate	—	—	48,525	(282)
Other nonoperating income	264	—	264	—
Amortization of deferred financing costs	(1,349)	(1,315)	(3,891)	(3,665)
Provision for impairment	—	—	—	(3,201)
Gain (loss) from extinguishment of debt	—	20,992	(4,827)	20,992
Income tax provision	(373)	(305)	(1,133)	(983)
Net (loss) income	$(21,424)	$19,336	$45,215	$60,914

(1)Net of capitalized interest and amortization of debt premiums and discounts.

AMERICAN CAMPUS COMMUNITIES, INC. AND SUBSIDIARIES
AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

15. Subsequent Events

Distributions:  On November 4, 2020, the Board of Directors of the Company declared a distribution per share of $0.47, which will be paid on November 27, 2020 to all common stockholders of record as of November 16, 2020.  At the same time, the Operating Partnership will pay an equivalent amount per unit to holders of Common OP Units, as well as the quarterly cumulative preferential distribution to holders of Preferred OP Units (see Note 9).

Land Acquisition: In October 2020, the Company acquired a property containing a commercial building near the University of Central Florida for approximately $11.6 million including transaction costs. The land was purchased for future development of a student housing facility. The commercial building is currently leased and managed by a third party. The Company will receive the operating cash flows of the property until development commences.

Loans Receivable Payment: In 2013, as part of the settlement of a litigation matter related to a third-party management contract assumed in connection with the Company’s 2008 acquisition of GMH Communities Trust, the Company acquired a protective advance note and outstanding bond insurer claim (collectively, the “Loans Receivable”) from National Public Finance Guarantee Corporation for an aggregate of approximately $52.8 million. The Loans Receivable carried an interest rate of 5.12% and were secured by a lien on, and the cash flows from, two student housing properties in close proximity to the University of Central Florida. In October 2020, the properties were recapitalized and, as a result, the Company received full repayment of the outstanding Loans Receivable balance plus accrued interest, totaling $55.0 million.

Litigation: In August 2020, a former employee of the Company filed a lawsuit alleging that the Company violated certain sections of the California Labor Code and related California labor laws and regulations. The employee is currently seeking recourse on his own behalf as well as other current and former employees of the Company. The Company disputes these claims and intends to defend the matter vigorously. Although management, in consultation with its internal and external legal counsel, did not deem it probable that a material exposure in relation to this matter existed as of September 30, 2020, developments subsequent to that date have caused management to conclude that, as of the date of this report, it is reasonably possible that a material loss exposure exists. Given the uncertainty of litigation, the preliminary stage of the case, and the legal standards that must be met for, among other things, success on the merits, the Company cannot currently estimate the potential loss or range of loss that may result from this action.
COVID-19 Pandemic: Given the daily evolution of the COVID-19 pandemic and the global responses to curb its spread, the Company is not able to estimate the resulting on-going effects on its results of operations, cash flows, financial condition, or liquidity for the year ending December 31, 2020, or for future years. The Company will continue to closely monitor the magnitude and duration of the economic disruption associated with the COVID-19 pandemic, especially as it relates to whether the disruption results in any potential impairments to the Company’s investments in real estate.

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

Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following: general risks affecting the real estate industry; risks associated with changes in University admission or housing policies; risks associated with the availability and terms of financing and the use of debt to fund acquisitions and developments; failure to manage effectively our growth and expansion into new markets or to integrate acquisitions successfully; risks and uncertainties affecting property development and construction; risks associated with downturns in the national and local economies, volatility in capital and credit markets, increases in interest rates, and volatility in the securities markets; costs of compliance with the Americans with Disabilities Act and other similar laws; potential liability for uninsured losses and environmental contamination; risks associated with our Company’s potential failure to qualify as a REIT under the Internal Revenue Code of 1986 (the “Code”), as amended, and possible adverse changes in tax and environmental laws; risks related to the novel coronavirus disease (“COVID-19”) pandemic as outlined in Part II, Item 1A of this report and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020, and the other factors discussed in the “Risk Factors” contained in Item 1A of our Form 10-K for the year ended December 31, 2019.

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

Our Company and Our Business

Overview

We are the one of the largest owners, managers, and developers of high quality student housing properties in the United States.  We are a fully integrated, self-managed, and self-administered equity REIT with expertise in the acquisition, design, financing, development, construction management, leasing, and management of student housing properties.  Refer to Note 1 in the accompanying Notes to the Consolidated Financial Statements contained in Item 1 for additional information regarding our business objectives and investment strategies.  Refer to Note 14 in the accompanying Notes to the Consolidated Financial Statements contained in Item 1 for information about our operating segments.

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

Below is a summary of our property portfolio as of September 30, 2020:

Property portfolio:	Properties	Beds
Owned operating properties
Off-campus properties	126	70,221
On-campus ACE (1) (2)	33	27,614
Subtotal – operating properties	159	97,835

Owned properties under development
On-campus ACE (2) (3)	1	8,813
Subtotal – properties under development	1	8,813

Total owned properties	160	106,648

On-campus participating properties	6	5,230

Total owned property portfolio	166	111,878

Managed properties	38	27,985
Total property portfolio	204	139,863

(1)Includes two properties at Prairie View A&M University that we ultimately expect to be refinanced under the existing on-campus participating structure.
(2)Includes 33 properties operated under ground/facility leases with 16 university systems and one property operated under a ground/facility lease with Walt Disney World® Resort that consists of ten phases to be delivered from 2021 - 2023, two of which were delivered in May and August 2020.
(3)The Walt Disney World® Resort project will be delivered in multiple phases from 2020 to 2023; as such, only the beds for remaining phases to be completed are included in the beds for owned properties under development.  Beds for any completed phases of this project are included in owned operating properties beds.

Leasing Results

Our financial results for the year ended December 31, 2020 are impacted by the results of our annual leasing process for the 2019/2020 and 2020/2021 academic years.  As previously discussed, the COVID-19 pandemic has had an unprecedented effect on the student housing industry. As a result, students’ housing decisions and preferences were affected by University policies and the general continued uncertainty associated with COVID-19, which resulted in our experiencing diminished leasing results for the 2020/2021 academic year. As of September 30, 2020, the beginning of the 2020/2021 academic year, occupancy at our 2021 same store properties was 90.3% with a rental rate increase of 1.1% compared to the prior academic year, and occupancy at our total owned property portfolio (including two development properties completed in Fall 2020) was 89.9%. As of September 30, 2019, the beginning of the 2019/2020 academic year, occupancy at our 2020 same store properties was 97.4% with a rental rate increase of 1.4% compared to the prior academic year, and occupancy at our total owned property portfolio (including development properties completed in Fall 2019) was 97.4%.

Development

Recently Completed Owned Development Projects

In the second and third quarter of 2020, the final stages of construction were completed for the ACE properties summarized in the table below:

Project	Location	Primary University / Market Served	Project Type	Beds	Total Project Cost	Construction Completion

Disney College Program Phase I (1)	Orlando, FL	Walt Disney World® Resort	ACE	778	$61,600	May 2020
Currie Hall Phase II (2)	Los Angeles, CA	Univ. of Southern California	ACE	272	41,600	July 2020
Disney College Program Phase II (1)	Orlando, FL	Walt Disney World® Resort	ACE	849	46,900	August 2020
Manzanita Square (2)	San Francisco, CA	San Francisco State Univ.	ACE	584	129,300	August 2020
				2,483	$279,400

(1)The first and second phases of the Disney College Program development for college students participating in the Disney student internship program (the “Disney College Program”) were delivered in May and August 2020, respectively, and the remaining phases are anticipated to be delivered from 2020-2023. The Disney College Program is temporarily suspended, and although we plan to market the community to a broader rental market, we are experiencing diminished financial performance for this project as compared to original expectations. The project’s future financial results will be affected by the duration of the suspension of the Disney College Program, with potential offsets by any success we experience in leasing the community to a broader rental market until such time as the Disney College Program is reinstated and the project achieves normalized occupancy levels.
(2)Due to university operating policies related to COVID-19, initial occupancy levels for these new developments were below those initially anticipated, and at this time the Company expects to meet the targeted stabilized development yields upon a return to normalcy on the respective campuses.

Owned Development Project Under Construction

At September 30, 2020, we were in process of constructing one ACE property at Walt Disney World® Resort housing college students participating in the Disney College Program, which will be delivered in multiple phases from 2021 to 2023 and is summarized in the table below:

Project	Location	Primary University / Market Served	Project Type	Beds	Estimated Project Cost	Total Costs Incurred	Scheduled Occupancy

Disney College Program Phases III-V	Orlando, FL	Walt Disney World® Resort	ACE	3,369	$190,400	$171,477	Jan, May & Aug 2021
Disney College Program Phases VI-VIII	Orlando, FL	Walt Disney World® Resort	ACE	3,235	193,000	100,467	Jan, May & Aug 2022
Disney College Program Phases IX-X	Orlando, FL	Walt Disney World® Resort	ACE	2,209	122,700	32,958	Jan & May 2023
				8,813	$506,100	$304,902

The Disney College Program, whose participants the project was designed to house, is temporarily suspended, and although we plan to market the community to a broader rental market, we are experiencing diminished financial performance for this project as compared to original expectations. The project’s future financial results will be affected by the duration of the suspension of the Disney College Program, with potential offsets by any success we experience in leasing the community to a broader rental market until such time as the Disney College Program is reinstated and the project achieves normalized occupancy levels.

As it relates to the remaining phases of our project under development at Walt Disney World® Resort, if we are required to temporarily cease construction entirely, experience delays in obtaining governmental permits and authorizations, or experience disruption in the supply of materials or labor related to COVID-19, we may not be able to complete these remaining phases on schedule or within budgeted amounts.

Third-Party Development Services

Through ACC’s TRS entities, we provide development and construction management services for student housing properties owned by colleges and universities, charitable foundations, and others. In the third quarter of 2020, the final stages of construction were completed on the properties summarized in the following table:

Project	Location	Primary University / Market Served	Beds	Total Fees	Completed

University View II	Prairie View, TX	Prairie View A&M University	540	$2,500	August 2020
Dundee Residence Hall and Glasgow Dining Hall	Riverside, CA	University of California, Riverside	820	5,000	August 2020
			1,360	$7,500

As of September 30, 2020, we were under contract on two third-party development projects that are currently under construction and whose fees total $9.7 million.  As of September 30, 2020, fees of approximately $3.5 million remained to be earned by the Company with respect to these projects, which have scheduled completion dates in 2021 and 2022.

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

Results of Operations

COVID-19, which was characterized on March 11, 2020 by the World Health Organization as a pandemic, affected our results of operations for the three and nine months ended September 30, 2020, as more fully described below. However, for the reasons described previously, the Company is unable to predict the full magnitude of the pandemic and its effect on our results of operations for the remainder of the year ending December 31, 2020, or for future years. The most significant factors affecting the Company’s future results of operations include: (1) the level of lease terminations and rent refunds and/or abatements granted to student and commercial tenants; (2) economic hardship experienced by student and commercial tenants and its ultimate effect on rent collections and thus the provision for uncollectible accounts; (3) any reduction to revenues from our third-party development and management services segments due to canceled or delayed third-party development projects or reduced revenues at our third-party managed properties; (4) the impact of any stimulus payments that may be received by the Company, our tenants, and/or our University partners under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) and any future similar governmental actions; (5) any increase in, or reduction to, operating expenses as a result of the pandemic; and (6) the success of our leasing activities for the 2021/2022 academic year, which could be impacted by consumer sentiments as the COVID-19 pandemic evolves.

Comparison of the Three Months Ended September 30, 2020 and September 30, 2019

The following table presents our results of operations for the three months ended September 30, 2020 and 2019, including the amount and percentage change in these results between the two periods.

	Three Months Ended September 30,
	2020	2019	Change ($)	Change (%)
Revenues
Owned properties	$191,710	$211,082	$(19,372)	(9.2)%
On-campus participating properties	5,386	6,944	(1,558)	(22.4)%
Third-party development services	2,186	5,611	(3,425)	(61.0)%
Third-party management services	2,771	3,342	(571)	(17.1)%
Resident services	622	726	(104)	(14.3)%
Total revenues	202,675	227,705	(25,030)	(11.0)%

Operating expenses
Owned properties	106,518	111,836	(5,318)	(4.8)%
On-campus participating properties	3,783	3,822	(39)	(1.0)%
Third-party development and management services	5,061	5,430	(369)	(6.8)%
General and administrative	8,638	7,165	1,473	20.6%
Depreciation and amortization	67,369	68,930	(1,561)	(2.3)%
Ground/facility leases	3,071	3,215	(144)	(4.5)%
Total operating expenses	194,440	200,398	(5,958)	(3.0)%

Operating income	8,235	27,307	(19,072)	(69.8)%

Nonoperating income (expenses)
Interest income	855	960	(105)	(10.9)%
Interest expense	(29,056)	(28,303)	(753)	2.7%
Amortization of deferred financing costs	(1,349)	(1,315)	(34)	2.6%
Gain from extinguishment of debt	—	20,992	(20,992)	(100.0)%
Other nonoperating income	264	—	264	100.0%
Total nonoperating expenses	(29,286)	(7,666)	(21,620)	282.0%

(Loss) income before income taxes	(21,051)	19,641	(40,692)	(207.2)%
Income tax provision	(373)	(305)	(68)	22.3%

Net (loss) income	(21,424)	19,336	(40,760)	(210.8)%

Net loss attributable to noncontrolling interests	1,909	887	1,022	115.2%
Net (loss) income attributable to ACC, Inc. and Subsidiaries common stockholders	$(19,515)	$20,223	$(39,738)	(196.5)%

Same Store and New Property Operations

We define our same store property portfolio as owned properties that were owned and operating for both of the full years ended December 31, 2020 and December 31, 2019, which are not conducting or planning to conduct substantial development, redevelopment, or repositioning activities, and are not classified as held for sale as of September 30, 2020. It also includes the full operating results of properties owned through joint ventures in which the company has a controlling financial interest and which are consolidated for financial reporting purposes.

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

A reconciliation of our same store, new property and sold/other property operations to our consolidated statements of comprehensive income is set forth below:

	Same Store Properties		New Properties			Sold Properties/ Other (1)			Total - All Properties
	Three Months Ended September 30,		Three Months Ended September 30,			Three Months Ended September 30,			Three Months Ended September 30,
	2020	2019	2020		2019	2020	2019		2020	2019
Number of properties	152	152	7	(2)	5	—	3	(3)	159	160
Number of beds	92,193	92,193	5,642		3,159	—	2,367		97,835	97,719

Revenues (4)	$182,728	$201,564	$9,604		$4,667	$—	$5,577		$192,332	$211,808
Operating expenses	100,950	106,526	5,386		2,608	182	2,702		106,518	111,836
(1)Does not include the allocation of payroll and other administrative costs related to corporate management and oversight. Includes professional fees related to the operation of consolidated joint ventures that are included in owned properties operating expenses in the consolidated statements of comprehensive income.
(2)Does not include the Walt Disney World® Resort project which will be delivered in multiple phases from 2020 to 2023 and is currently included in owned properties under development.
(3)Includes properties sold in 2019 and 2020 and one property transferred to the lender in July 2019 in settlement of its mortgage loan.
(4)Includes revenues which are reflected as resident services revenue on the accompanying consolidated statements of comprehensive income.

Same Store Properties:  The decrease in revenue from our same store properties was primarily due to the following impacts of COVID-19: (i) approximately $2.1 million in rent refunds was provided to tenants at our on-campus ACE properties and certain off-campus residence halls; (ii) approximately $4.5 million in rent was forgiven as part of our Resident Hardship Program for residents and families who experienced financial hardship due to COVID-19; (iii) approximately $8.4 million related to lost summer camp and conference revenue, waived fees, an increase in the provision for uncollectible accounts resulting from rent delinquencies, and other items related to COVID-19; and (iv) approximately $8.6 million decrease in revenues during the three months ended September 30, 2020, as compared to the amount initially anticipated prior to the impact of COVID-19 due to a reduced level of occupancy achieved from the 2020/2021 academic year lease-up.

The decrease in operating expenses for our same store properties was primarily due to the following factors which resulted from COVID-19: (i) a decrease in general and administrative expenses due to the cancellation of non-essential travel as well as lower payments made to our university partners under Marketing & Licensing Agreements; (ii) a reduction in marketing expenses due to transitioning our marketing and leasing activities to primarily virtual channels; and (iii) a decrease in utilities expense resulting from decreased occupancy at our same store properties.

New Property Operations: Our new properties for the three and nine months ended September 30, 2020 include development properties that completed construction and opened for operations in Fall 2019 and 2020, as well as two phases at our Disney College Program project which completed construction in 2020. These properties are summarized in the table below:

Property	Location	Primary University / Market Served	Beds	Opening Date / Construction Completed

191 College	Auburn, AL	Auburn University	495	August 2019
LightView (ACE)	Boston, MA	Northeastern University	825	August 2019
University of Arizona Honors College (ACE)	Tucson, AZ	University of Arizona	1,056	August 2019
The Flex at Stadium Centre	Tallahassee, FL	Florida State University	340	August 2019
959 Franklin	Eugene, OR	University of Oregon	443	September 2019
Disney College Program Phase I	Orlando, FL	Walt Disney World® Resort	778	May 2020
Currie Hall Phase II	Los Angeles, CA	Univ. of Southern California	272	July 2020
Disney College Program Phase II	Orlando, FL	Walt Disney World® Resort	849	August 2020
Manzanita Square	San Francisco, CA	San Francisco State Univ.	584	August 2020
		Total - New Properties	5,642

On-Campus Participating Properties (“OCPP”) Operations

As of September 30, 2020, we had six on-campus participating properties containing 5,230 beds. Revenues from these properties decreased by $1.5 million, from $6.9 million for the three months ended September 30, 2019, to $5.4 million for the three months ended September 30, 2020. The decrease as compared to prior year a decrease in occupancy of 11.6%, from 98.2% for the 2019/2020 academic year to 86.6% for the 2020/2021 academic year as a result of COVID-19. Operating expenses at these properties did not increase during comparable three-month periods.

Third-Party Development Services Revenue

Third-party development services revenue decreased by approximately $3.4 million, from $5.6 million during the three months ended September 30, 2019, to $2.2 million for the three months ended September 30, 2020.  The decrease was primarily due to the closing of bond financing and commencement of construction of the Dundee Residence Hall and Glasgow Dining Hall Project at University of California, Riverside during the prior year quarter, which contributed approximately $3.6 million in revenue for the three months ended September 30, 2019, as compared to the commencement of construction of the Capitol Campus Housing project at Georgetown University during the current quarter, which contributed approximately $0.6 million in revenue. The decrease was also due to fewer third-party development projects under construction during the three months ended September 30, 2020 as compared to the three months ended September 30, 2019. During the three months ended September 30, 2020 we had four projects under construction with an average contractual fee of $4.3 million, as compared to eight projects under construction during the three months ended September 30, 2019 with an average contractual fee of $4.1 million.

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

Third-Party Management Services Revenue

Third-party management services revenue decreased by approximately $0.5 million, from $3.3 million during the three months ended September 30, 2019, to $2.8 million for the three months ended September 30, 2020. The decrease was primarily due to decreased revenue at our managed properties resulting from COVID-19, upon which our management fees are based.

General and Administrative

General and administrative expenses increased by approximately $1.4 million, from $7.2 million during the three months ended September 30, 2019, to $8.6 million for the three months ended September 30, 2020. The increase was primarily due to additional expenses incurred in connection with enhancements to our operating systems platform and other general inflationary factors, offset by COVID-19 related decreases in travel expenses and payroll.

Depreciation and Amortization

Depreciation and amortization decreased by approximately $1.5 million, from $68.9 million during the three months ended September 30, 2019, to $67.4 million for the three months ended September 30, 2020.  The decrease was primarily due to a $2.9 million decrease related to assets at our same store properties that became fully depreciated or amortized over the last year, a decrease of approximately $1.6 million related to properties sold in 2019 and 2020, and a decrease of approximately $0.4 million in depreciation at our OCPPs. These decreases were offset by increases of approximately $3.6 million related to the completion of construction and opening of owned development properties in 2019 and 2020.

Interest Expense

Interest expense increased by approximately $0.8 million, from $28.3 million during the three months ended September 30, 2019, to $29.1 million for the three months ended September 30, 2020. The increase was primarily due to $3.3 million of additional interest incurred related to our offerings of unsecured notes in January 2020 and June 2020, net of unsecured notes repaid in January 2020 that were originally scheduled to mature in October 2020. This increase was offset by: (i) a $1.5 million decrease related to a lower average outstanding balance under our unsecured revolving credit facility during the three months ended September 30, 2020 as compared to the three months ended September 30, 2019; (ii) a $0.4 million decrease in interest on our term loan facility due to interest rate swaps executed in November and December 2019; (iii) a $0.4 million decrease at our on-campus participating properties due to scheduled principal payments; and (iv) a $0.2 million decrease due to the pay-off of mortgage debt.

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

Net Loss Attributable to Noncontrolling Interests

Net loss attributable to noncontrolling interests represents consolidated joint venture partners’ share of net loss, as well as net loss allocable to OP unitholders. Net loss attributable to noncontrolling interests increased by $1.0 million, from $0.9 million for the three months ended September 30, 2019 to $1.9 million for the three months ended September 30, 2020. The increase is primarily due to decreased operating performance at certain properties held through joint ventures due to the impact of COVID-19, partially offset by the purchase of the remaining ownership interests in properties held in a joint venture.

Comparison of the Nine Months Ended September 30, 2020 and September 30, 2019

The following table presents our results of operations for the nine months ended September 30, 2020 and 2019, including the amount and percentage change in these results between the two periods.

	Nine Months Ended September 30,
	2020	2019	Change ($)	Change (%)
Revenues
Owned properties	$600,987	$638,657	$(37,670)	(5.9)%
On-campus participating properties	20,196	24,788	(4,592)	(18.5)%
Third-party development services	5,531	12,389	(6,858)	(55.4)%
Third-party management services	9,268	9,118	150	1.6%
Resident services	1,644	2,255	(611)	(27.1)%
Total revenues	637,626	687,207	(49,581)	(7.2)%

Operating expenses (income)
Owned properties	284,741	294,768	(10,027)	(3.4)%
On-campus participating properties	10,357	11,585	(1,228)	(10.6)%
Third-party development and management services	16,245	14,129	2,116	15.0%
General and administrative	28,563	22,595	5,968	26.4%
Depreciation and amortization	199,979	206,500	(6,521)	(3.2)%
Ground/facility leases	10,033	10,000	33	0.3%
(Gain) loss from disposition of real estate	(48,525)	282	(48,807)	(17,307.4)%
Provision for impairment	—	3,201	(3,201)	(100.0)%
Total operating expenses	501,393	563,060	(61,667)	(11.0)%

Operating income	136,233	124,147	12,086	9.7%

Nonoperating income (expenses)
Interest income	2,576	2,855	(279)	(9.8)%
Interest expense	(84,007)	(82,432)	(1,575)	1.9%
Amortization of deferred financing costs	(3,891)	(3,665)	(226)	6.2%
(Loss) gain from extinguishment of debt	(4,827)	20,992	(25,819)	(123.0)%
Other nonoperating income	264	—	264	100.0%
Total nonoperating expenses	(89,885)	(62,250)	(27,635)	44.4%

Income before income taxes	46,348	61,897	(15,549)	(25.1)%
Income tax provision	(1,133)	(983)	(150)	15.3%
Net income	45,215	60,914	(15,699)	(25.8)%

Net loss (income) attributable to noncontrolling interests	2,781	(665)	3,446	(518.2)%
Net income attributable to ACC, Inc. and Subsidiaries common stockholders	$47,996	$60,249	$(12,253)	(20.3)%

Same Store and New Property Operations

A reconciliation of our same store, new property and sold/other property operations to our consolidated statements of comprehensive income is set forth below:

	Same Store Properties		New Properties			Sold Properties/ Other (1)			Total - All Properties
	Nine Months Ended September 30,		Nine Months Ended September 30,			Nine Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	2020		2019	2020	2019		2020	2019
Number of properties	152	152	7	(2)	5	1	5	(3)	160	162
Number of beds	92,193	92,193	5,642		3,159	901	2,911		98,736	98,263

Revenues (4)	$571,861	$617,195	$28,069		$5,110	$2,701	$18,607		$602,631	$640,912
Operating expenses	271,175	281,689	12,266		3,792	1,300	9,287		284,741	294,768
(1)Does not include the allocation of payroll and other administrative costs related to corporate management and oversight. Includes professional fees related to the operation of consolidated joint ventures that are included in owned properties operating expenses in the consolidated statements of comprehensive income.
(2)Does not include the Walt Disney World® Resort project which will be delivered in multiple phases from 2020 to 2023 and is currently included in owned properties under development.
(3)Includes properties sold in 2019 and 2020 and one property transferred to the lender in July 2019 in settlement of its mortgage loan.
(4)Includes revenues which are reflected as resident services revenue on the accompanying consolidated statements of comprehensive income.

Same Store Properties:  The decrease in revenue from our same store properties was primarily due to the following impacts of COVID-19: (i) approximately $17.2 million in rent refunds and/or early lease terminations was provided to tenants at our on-campus ACE properties and certain off-campus residence halls; (ii) approximately $12.7 million in rent was forgiven as part of our Resident Hardship Program for residents and families who experienced financial hardship due to COVID-19; (iii) approximately $15.8 million as a result of lost summer camp and conference revenue, waived fees, an increase in the provision for uncollectible accounts resulting from rent delinquencies, and other items related to COVID-19; and (iv) an $8.6 million decrease in revenues for the nine months ended September 30, 2020 as compared to the amount initially anticipated prior to the impact of COVID-19 due to the reduced level of occupancy achieved from the 2020/2021 academic year lease-up.

The decrease in operating expenses from our same store properties was primarily due to the same factors that contributed to the decrease for the three months ended September 30, 2020.

New Property Operations: Our new properties for the nine months ended September 30, 2020 are summarized in the table of new properties contained in the discussion of our results of operations for the three months ended September 30, 2020 and 2019.

On-Campus Participating Properties (“OCPP”) Operations

As of September 30, 2020, we had six OCPPs containing 5,230 beds. Revenues from these properties decreased by $4.6 million, from $24.8 million for the nine months ended September 30, 2019, to $20.2 million for the nine months ended September 30, 2020. The decrease is primarily due to the same factors that contributed to the decrease for the three months ended September 30, 2020 in addition to the universities’ decisions to provide rent abatements to tenants during the latter part of the 2019/2020 academic year.

Operating expenses at these properties decreased by approximately $1.2 million, from $11.6 million for the nine months ended September 30, 2019 to $10.4 million for the nine months ended September 30, 2020. This decrease was primarily due to decreases in payroll, maintenance and utilities as a result of decreased occupancy at the properties due to COVID-19.

Third-Party Development Services Revenue

Third-party development services revenue decreased by approximately $6.9 million, from $12.4 million during the nine months ended September 30, 2019, to $5.5 million for the nine months ended September 30, 2020.  The decrease was primarily due to fewer on-going third-party development projects under construction during the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019. During the nine months ended September 30, 2020 we had four projects under construction with an average contractual fee of $4.3 million, as compared to eight projects under construction during the nine months ended September 30, 2019 with an average contractual fee of $4.1 million. The decrease was also due to the closing of bond financing and commencement of construction of the Dundee Residence Hall and Glasgow Dining Hall Project at University of California, Riverside during the prior year period, which contributed approximately $3.6 million in revenue for the nine months ended September 30, 2019 as compared to the commencement of construction of the Capitol Campus Housing project at Georgetown University during the current year period, which contributed approximately $1.6 million in revenue.

Third-Party Development and Management Services Expenses

Third-party development and management services expenses increased by approximately $2.1 million, from $14.1 million during the nine months ended September 30, 2019, to $16.2 million for the nine months ended September 30, 2020. The increase was primarily due to increased pursuit activity for potential third-party development and management contracts as well as an increase in the provision for uncollectible accounts related to accounts receivable from third-party development and management projects. The increase was also due to reimbursed payroll and other costs from the Disney College Program management contract which began in April 2019. As facilities manager, the Company is responsible for the operations and maintenance of the projects. Because of the company’s role in funding payroll costs for on-site personnel at the properties, as well as other miscellaneous costs, accounting guidance requires the management fee for this project to be recorded on a gross basis in the Company’s consolidated financial statements. Accordingly, both management services revenue and third-party management services expenses for the nine months ended September 30, 2020 include approximately $2.9 million in such reimbursed costs as compared to approximately $1.9 million for the nine months ended September 30, 2019.

General and Administrative

General and administrative expenses increased by approximately $6.0 million from $22.6 million during the nine months ended September 30, 2019, to $28.6 million for the nine months ended September 30, 2020. The increase was primarily due to $1.1 million in litigation settlement expenses incurred during the three months ended March 31, 2020, as well as additional expenses incurred in connection with enhancements to our operating systems platform and other general inflationary factors. These increases were offset by COVID-19 related decreases in travel expenses and payroll.

Depreciation and Amortization

Depreciation and amortization decreased by approximately $6.5 million, from $206.5 million during the nine months ended September 30, 2019, to $200.0 million for the nine months ended September 30, 2020.  The decrease was primarily due to an $11.3 million decrease at our same store properties due to assets that became fully amortized or depreciated over the last year, a $5.1 million decrease related to properties sold in 2019 and 2020 and a decrease of approximately $0.9 million in depreciation of corporate assets. These decreases were offset by increases of approximately $11.2 million related to the completion of construction and opening of owned development properties in 2019 and 2020.

(Gain) Loss from Disposition of Real Estate

During the nine months ended September 30, 2020, we sold one owned property containing 901 beds, resulting in a net gain from disposition of real estate of approximately $48.5 million. During the nine months ended September 30, 2019, we sold one owned property containing 544 beds, resulting in a net loss from disposition of real estate of approximately $0.3 million. Refer to Note 5 in the accompanying Notes to the Consolidated Financial Statements contained in Item 1.

Provision for Impairment

During the nine months ended September 30, 2019, we recorded an impairment charge of approximately $3.2 million for one owned property serving students attending Florida A&M University, which was classified as held for sale as of March 31, 2019 and was sold in May 2019.

Interest Expense

Interest expense increased by approximately $1.6 million, from $82.4 million during the nine months ended September 30, 2019, to $84.0 million for the nine months ended September 30, 2020. The increase was primarily due to $10.2 million of additional interest incurred related to our offerings of unsecured notes in June 2019, January 2020 and June 2020, net of unsecured notes repaid in January 2020 that were originally scheduled to mature in October 2020. This increase was offset by: (i) a $3.6 million decrease related to a lower average outstanding balance under our unsecured revolving credit facility during the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019; (ii) a $1.8 million decrease in default interest related to a property that was transferred to the lender in settlement of the property’s mortgage loan in July 2019; (iii) a $1.4 million decrease in interest on our term loan facility due to interest rate swaps executed in November and December 2019; (iv) a $0.8 million decrease due to the pay-off of mortgage debt; (v) a $0.7 million decrease at our on-campus participating properties due to scheduled principal payments; and (vi) a $0.2 million decrease in capitalized interest.

(Loss) Gain from Extinguishment of Debt

During the nine months ended September 30, 2020, we recognized a $4.8 million loss on the extinguishment of debt related to the early redemption of our $400 million 3.35% Senior Notes due October 2020. The redemption was funded using net proceeds from the Operating Partnership’s closing of a $400 million offering of senior unsecured notes under its existing shelf registration in January 2020. During the nine months ended September 30, 2019, we recognized a $21.0 million gain on the extinguishment of debt associated with a property that was transferred to the lender in settlement of the property’s mortgage loan in July 2019.

Net Loss (Income) Attributable to Noncontrolling Interests

Net loss (income) attributable to noncontrolling interests represents consolidated joint venture partners’ share of net loss (income), as well as net loss (income) allocable to OP unitholders. Net income attributable to noncontrolling interests decreased by $3.5 million, from net income of $0.7 million for the nine months ended September 30, 2019, to a net loss of $2.8 million for the nine months ended September 30, 2020. This decrease is primarily due to decreased operating performance at certain properties held through joint ventures due to COVID-19 as well as the purchase of the remaining ownership interests in properties held in a joint venture.

Liquidity and Capital Resources

Cash Balances and Cash Flows

As of September 30, 2020, we had $68.0 million in cash and cash equivalents and restricted cash as compared to $81.3 million in cash and cash equivalents and restricted cash as of December 31, 2019.  Restricted cash primarily consists of escrow accounts held by lenders, resident security deposits as required by law in certain states, and funds held in escrow in connection with potential acquisition and development opportunities.  The following discussion relates to changes in cash due to operating, investing and financing activities, which are presented in our consolidated statements of cash flows included in Item 1.

Operating Activities: For the nine months ended September 30, 2020, net cash provided by operating activities was approximately $244.3 million, as compared to approximately $273.7 million for the nine months ended September 30, 2019, a decrease of $29.4 million.  This decrease was primarily due to rent abatements, early lease terminations, and other financial relief provided by the Company due to COVID-19 as well as the sale of properties in 2019 and 2020. This decrease was partially offset by operating cash flows from the commencement of occupancy at owned and presale development properties completed in 2019 and 2020.

Investing Activities:  Investing activities utilized approximately $169.7 million and $407.1 million for the nine months ended September 30, 2020 and 2019, respectively. The $237.4 million decrease in cash utilized was primarily a result of the following: (i) $146.1 million in proceeds from the disposition of one property during the nine months ended September 30, 2020, as compared to $8.9 million in proceeds in the prior year from the sale of one property; (ii) a $95.8 million decrease in cash used to fund the construction of our owned development properties; (iii) a $6.3 million decrease in cash used for capital expenditures at our owned properties; and (iv) $5.3 million in proceeds from insurance settlements during the nine months ended September 30, 2020 included in other investing activities. These decreases in cash utilized were partially offset by an increase in the other investing activities line item due to financing of $5.4 million that the Company provided to a joint venture partner.

Financing Activities: For the nine months ended September 30, 2020, net cash utilized by financing activities totaled approximately $87.9 million, as compared to net cash provided by financing activities of $112.7 million for the nine months ended September 30, 2019. The $200.6 million increase in cash utilized by financing activities was primarily a result of the following: (i) the $404.2 million pay-off of unsecured notes including costs associated with the early extinguishment of the notes; (ii) a $113.8 million increase in net paydowns on our revolving credit facility; (iii) a $33.1 million increase due to the purchase of the remaining ownership interest in two properties held in a joint venture during the nine months ended September 30, 2020, as compared to the purchase of the remaining ownership interest in one pre-sale development property during the nine months ended September 30, 2019; (iv) a $29.9 million decrease in proceeds from construction loans in the prior year period; and (v) a $19.1 million increase in pay-offs of mortgage and construction loans. These increases in cash utilized by financing activities were partially offset by a $393.8 million increase in proceeds from the issuance of unsecured notes, net of issuance costs and an increase of $4.2 million from the prior year in contributions from noncontrolling partners.

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

As of September 30, 2020, the Company has met its financial obligations and believes it has sufficient liquidity to withstand future disruption. The Company has no additional debt maturities for the remainder of 2020, and has enacted expense reduction initiatives. Additionally, in June 2020, the Company closed a $400 million offering of 3.875% 10-year senior unsecured notes, resulting in net proceeds of $391.7 million after deducting the underwriting discount and offering expenses which will be amortized over the term of the unsecured notes. The proceeds were used to repay borrowings under the Company’s revolving credit facility, thus providing additional liquidity.

As of September 30, 2020, our short-term liquidity needs included, but were not limited to, the following: (i) potential distribution payments to our common and restricted stockholders totaling approximately $260.8 million assuming no change from the Company’s most recent quarterly distribution of $0.47 per share and the number of our shares outstanding as of September 30, 2020; (ii) potential distribution payments to our Operating Partnership unitholders totaling approximately $0.9 million assuming no change from the Operating Partnership’s most recent quarterly distribution of $0.47 per unit and the number of units outstanding as of September 30, 2020 and a cumulative preferential per annum cash distribution rate of 5.99% on our Preferred OP Units based on the number of units outstanding as of September 30, 2020; (iii) estimated development costs over the next 12 months totaling approximately $166.4 million for our owned property currently under construction; (iv) the pay-off of approximately $128.7 million of outstanding fixed rate mortgage debt scheduled to mature in the next 12 months; (v) potential future developments, property or land acquisitions; and (vi) recurring capital expenditures.

We expect to meet our short-term liquidity requirements by: (i) utilizing current cash on hand and net cash provided by operations; (ii) borrowing under our existing revolving credit facility, which has availability of $723.3 million as of September 30, 2020; (iii) accessing the unsecured bond market; (iv) exercising debt extension options to the extent they are available; (v) issuing securities, including common stock, under our ATM Equity Program discussed more fully in Note 8 in the accompanying Notes to Consolidated Financial Statements contained in Item 1, or otherwise; and (vi) potentially disposing of properties and/or entering into joint venture arrangements, depending on market conditions. Our ability to obtain additional financing will depend on a variety of factors such as market conditions, the general availability of credit, the overall availability of credit to the real estate industry, our credit ratings and credit capacity, as well as the perception of lenders regarding our long or short-term financial prospects.

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
Although the Company believes it has sufficient liquidity as of September 30, 2020 to withstand future disruption related to COVID-19, the impact of the pandemic on global capital markets has impacted our stock price and credit ratings and has introduced additional economic uncertainty, which could affect our ability to obtain additional financing to meet short-term and/or long-term liquidity needs.

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

On November 4, 2020, our Board of Directors declared a distribution per share of $0.47, which will be paid on November 27, 2020 to all common stockholders of record as of November 16, 2020.  At the same time, the Operating Partnership will pay an equivalent amount per unit to holders of Common OP Units, as well as the quarterly cumulative preferential distribution to holders of Preferred OP Units.

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

Indebtedness

The amounts below exclude net unamortized debt premiums and discounts related to mortgage loans assumed in connection with property acquisitions, original issue discounts (“OIDs”), and deferred financing costs (see Note 7 in the accompanying Notes to the Consolidated Financial Statements contained in Item 1). A summary of our consolidated indebtedness as of September 30, 2020 is as follows:

	Amount	% of Total	Weighted Average Rates (1)	Weighted Average Maturities
Secured	$738,459	20.4%	4.5%	5.7 Years
Unsecured	2,876,700	79.6%	3.3%	5.7 Years
Total consolidated debt	$3,615,159	100.0%	3.5%	5.7 Years

Fixed rate debt
Secured
Project-based taxable bonds	$19,110	0.5%	7.5%	4.2 Years
Mortgage	716,981	19.8%	4.4%	5.7 Years
Unsecured
April 2013 Notes	400,000	11.1%	3.8%	2.5 Years
June 2014 Notes	400,000	11.1%	4.1%	3.8 Years
October 2017 Notes	400,000	11.1%	3.6%	7.1 Years
June 2019 Notes	400,000	11.1%	3.3%	5.8 Years
January 2020 Notes	400,000	11.1%	2.9%	9.3 Years
June 2020 Notes	400,000	11.1%	3.9%	10.3 Years
Term loans	200,000	5.4%	2.5%	1.7 Years
Total - fixed rate debt	3,336,091	92.3%	3.7%	6.0 Years

Variable rate debt:
Secured
Mortgage	2,368	0.1%	2.7%	24.8 Years
Unsecured
Unsecured revolving credit facility	276,700	7.6%	1.4%	1.5 Years
Total - variable rate debt	279,068	7.7%	1.4%	1.7 Years
Total consolidated debt	$3,615,159	100.0%	3.5%	5.7 Years

(1)    Represents stated interest rate and does not include the effect of the amortization of deferred financing costs, debt premiums and discounts, OIDs, and interest rate swap terminations.

As discussed previously, as of September 30, 2020, the Company has met its financial obligations including servicing its debt and believes it has sufficient liquidity to withstand future disruption. However, the ultimate magnitude of the pandemic on our future cash flows and liquidity position is uncertain at this time. While the Company was in compliance with all debt covenants for both secured and unsecured indebtedness as of September 30, 2020, the economic disruption caused by the COVID-19 pandemic could adversely affect our future ability to remain in compliance with our debt covenants, depending on the ultimate impact on the valuation of collateral and the incurrence of any additional financing to meet our liquidity needs. The specific covenants that management is closely monitoring as the situation evolves include the debt-to-total asset value and fixed charge coverage requirements under the Company’s unsecured revolving credit facility. As it relates to the debt-to-total asset value covenant, which is highly dependent on net operating income levels of the Company’s operating properties, management believes that net operating income at such properties could decrease in the next 12 months by up to approximately $129 million before the Company is at risk of potentially violating the covenant. As it relates to the fixed charge coverage covenant, which is highly dependent upon a specific measure of Earnings Before Interest, Taxes, Depreciation, and Amortization (“EBITDA”), as defined in the related agreement, management believes that the EBITDA measure for the next 12 months could decrease by up to approximately $235 million before the Company is at risk of potentially violating the covenant. In addition, our credit ratings given by Moody’s and Standard & Poor’s are based on a number of factors, which include their assessment of our financial strength, liquidity, capital structure, asset quality and sustainability of cash flow and earnings. If we are unable to maintain our current credit ratings due to the COVID-19 pandemic or any other matter, the cost of funds under our credit facilities and our liquidity and access to capital markets would be adversely affected. The Company has a BBB credit rating with a stable outlook from Moody’s Investors Services, Inc. and a Baa2 credit rating with a negative outlook from Standard & Poor’s Rating Group.

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

The following table presents a reconciliation of our net income attributable to common stockholders to FFO and FFOM:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net (loss) income attributable to ACC, Inc. and Subsidiaries common stockholders	$(19,515)	$20,223	$47,996	$60,249
Noncontrolling interests' share of net (loss) income	(1,909)	(887)	(2,781)	665

Joint Venture ("JV") partners' share of FFO
JV partners' share of net loss (income)	1,857	970	2,987	(368)
JV partners' share of depreciation and amortization	(1,944)	(2,145)	(5,836)	(6,488)
	(87)	(1,175)	(2,849)	(6,856)

(Gain) loss from disposition of real estate	—	—	(48,525)	282
Elimination of provision for real estate impairment	—	—	—	3,201
Total depreciation and amortization	67,369	68,930	199,979	206,500
Corporate depreciation (1)	(858)	(1,135)	(2,632)	(3,528)
FFO attributable to common stockholders and OP unitholders	45,000	85,956	191,188	260,513

Elimination of operations of on-campus participating properties ("OCPPs")
Net loss (income) from OCPPs	1,294	424	(206)	(2,138)
Amortization of investment in OCPPs	(1,883)	(2,289)	(5,965)	(6,334)
	44,411	84,091	185,017	252,041

Modifications to reflect operational performance of OCPPs
Our share of net cash flow (2)	518	353	1,632	2,063
Management fees and other	319	369	1,146	1,597
Contribution from OCPPs	837	722	2,778	3,660

Transaction costs (3)	—	147	—	147
Elimination of (gain) loss from extinguishment of debt (4)	—	(20,992)	4,827	(20,992)
Elimination of litigation settlement expense (5)	—	—	1,100	—
Elimination of FFO from property in receivership (6)	—	104	—	1,912
Funds from operations-modified ("FFOM") attributable to common stockholders and OP unitholders	$45,248	$64,072	$193,722	$236,768

FFO per share - diluted	$0.32	$0.62	$1.37	$1.88
FFOM per share - diluted	$0.32	$0.46	$1.39	$1.71
Weighted-average common shares outstanding - diluted	139,235,064	138,879,244	139,182,430	138,854,970

(1)Represents depreciation on corporate assets not added back for purposes of calculating FFO.
(2)50% of the properties’ net cash available for distribution after payment of operating expenses, debt service (including repayment of principal) and capital expenditures which is included in ground/facility leases expense in the consolidated statements of comprehensive income. The decrease as compared to prior year is a result of the universities' decisions to provide rent abatements to tenants during the latter part of the 2019/2020 academic year and the lower occupancy achieved for the 2020/2021 academic year as a result of COVID-19.
(3)Represent transaction costs incurred in connection with the closing of one presale transaction in August 2019.
(4)The three and nine months ended September 30, 2019 amounts represent the gain on the extinguishment of debt associated with a property that was transferred to the lender in settlement of the property's mortgage loan in July 2019. The nine months ended September 30, 2020 amount represents the loss associated with the January 2020 redemption of the Company's $400 million 3.35% Senior Notes originally scheduled to mature in October 2020.
(5)Represents the settlement of a litigation matter that is included in general and administrative expenses in the accompanying consolidated statements of comprehensive income.
(6)Represents FFO for an owned property that was transferred to the lender in July 2019 in settlement of the property's mortgage loan.

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

Item 4.  Controls and Procedures

American Campus Communities, Inc.

(a)Evaluation of Disclosure Controls and Procedures

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

(b)Changes in Internal Control Over Financial Reporting

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

(a)Evaluation of Disclosure Controls and Procedures

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

(b)Changes in Internal Control Over Financial Reporting

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

Item 1A.  Risk Factors

Except as described below, there have been no material changes to the risk factors that were discussed in Part 1, Item 1A of the Company’s and the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2019 and in Part II, Item 1A of the Company’s and the Operating Partnership’s Quarterly Report on from 10-Q for the quarterly period ended June, 30, 2020.

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

Beginning in April 2020, our operations began to be negatively affected by a range of external factors related to the COVID-19 pandemic that are not within our control. All of the colleges and universities our properties serve canceled in-person classes for the remainder of the 2020 spring and summer term and many closed their on-campus residence halls or encouraged students living in on-campus residence halls to return to their permanent residences for the remainder of the spring term and in some cases for the summer term. Also, a wide range of restrictions on physical movement imposed by governmental entities to limit the spread of COVID-19 have been in effect. While our properties have remained open throughout the pandemic, as a result of these actions, we experienced significant decreases in students physically occupying their units at many of our properties during the spring and summer terms. During this time, we waived all late fees, online payment fees and financial-related eviction proceedings temporarily and worked with residents and families who endured financial hardship on a case by case basis through our Resident Hardship Program. In certain circumstances, we have provided financial assistance, including rent abatements and/or early lease terminations at both our off-campus and on-campus properties, based on individual university policies. In addition, we transitioned property tours and other leasing activities for the 2020/2021 academic year to virtual experiences. Furthermore, we experienced cancellations of summer camps, conferences and other events, which impacted revenue we typically earn during the summer months at certain of our properties.

August and September 2020 marked the beginning of the 2020/2021 academic year, with students’ housing decisions and preferences being affected by the continued uncertainty associated with COVID-19, which resulted in our experiencing diminished leasing results. As of September 30, 2020, our 2021 same store portfolio was 90.3% occupied, which compares to 97.4% occupancy as of September 30, 2019. As such, as we progress through the current academic year, we anticipate reduced revenue as compared to prior years due to the lower occupancy at our properties. Additionally, in certain locations, governmental orders continue to restrict us from charging late fees and proceeding with financial eviction proceedings, which could also adversely affect our revenue. We also continue to administer our Resident Hardship program and any additional rent abatements provided through the program will additionally adversely affect our revenue. Finally, should the colleges or universities that our properties serve decide to cancel classes due to a resurgence of COVID-19 cases or additional governmental actions restricting physical movement, we expect we would experience further adverse effects. The above factors also continue to affect the properties we manage under third-party management agreements, and because the management fees we earn are typically based on the properties’ revenue, we anticipate reduced management fee revenue from this business segment throughout the 2020/2021 academic year and possibly for future academic years. Any adverse effect on revenues could affect our ability to make distributions to stockholders and unitholders and service indebtedness, which could be material.

A significant number of the locations in which we conduct business have been subject to varying levels of ongoing “shelter in place” or “stay at home” orders adopted by state and local authorities. This resulted in a temporary closing of our corporate headquarters and other offices and the implementation of travel restrictions, all of which disrupted how we operate our business. We have taken steps to allow our workforce to render critical business functions remotely. Many of these measures are being deployed for the first time and there is no guarantee that the data security and privacy safeguards we have put in place will be completely effective or that we will not encounter some of the common risks associated with employees accessing data and systems remotely.

We have also experienced delays in the closing of financing and commencement of construction for our third-party development projects, resulting in the revenue anticipated to be earned from such projects being delayed to future years. Curtailed or deferred tenant demand and additional delays in our third-party development projects could materially adversely affect our revenue, and thus our ability to make distributions to stockholders and unitholders and service indebtedness.

The COVID-19 pandemic has impacted the capital markets and could impact our cost of borrowing. Also, the pandemic may pose risks arising from market liquidity and credit concerns. Any deterioration of the capital markets could cause our income and expense to vary from expectations. As of September 30, 2020, we had no impairment charges associated with our long-term real estate investments, but we cannot predict future market conditions, market liquidity or credit availability, and can provide no assurance that our real estate portfolio will remain materially unimpaired. While we were in compliance with all debt covenants for both secured and unsecured indebtedness as of September 30, 2020, the economic disruption caused by the COVID-19 pandemic could affect our future ability to remain in compliance with our debt covenants, depending on the ultimate impact to the valuation of collateral and any additional financing we obtain to meet our liquidity needs. In addition, our credit ratings given by Moody’s and Standard & Poor’s are based on a number of factors, which include their assessment of our financial strength, liquidity, capital structure, asset quality and sustainability of cash flow and earnings. If we are unable to maintain our current credit ratings due to the COVID-19 pandemic or other changes in market conditions, the cost of funds under our credit facilities and our liquidity and access to capital markets would be adversely affected.

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

Dated:	November 6, 2020

AMERICAN CAMPUS COMMUNITIES, INC.

By:	/s/ Daniel B. Perry

Daniel B. Perry Executive Vice President, Chief Financial Officer, Treasurer and Secretary

By:	/s/ Kim K. Voss

Kim K. Voss Executive Vice President, Chief Accounting Officer, and Assistant Secretary

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	November 6, 2020

AMERICAN CAMPUS COMMUNITIES OPERATING PARTNERSHIP LP
By:	American Campus Communities Holdings, LLC, its general partner
	By:	American Campus Communities, Inc., its sole member

	By:	/s/ Daniel B. Perry

Daniel B. Perry Executive Vice President, Chief Financial Officer, Treasurer and Secretary

	By:	/s/ Kim K. Voss

Kim K. Voss Executive Vice President, Chief Accounting Officer, and Assistant Secretary